Form 10-Q
period 1995-03-31
TRIO TECH INTERNATIONAL
filed 1995-05-12
CIK 732026

FORM 10-Q
                                   SECURITIES AND EXCHANGE COMMISSION
                                         Washington, D.C. 20549



                               Quarterly Report Under Section 13 or 15(d)
                                 of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 1995

Commission File Number 0-13914

                                         TRIO-TECH INTERNATIONAL
                         (Exact name of Registrant as specified in its Charter)

                California                                     95-2086631
        (State or other jurisdiction of                       (I.R.S. Employer
        incorporation or organization)                   Identification Number)

                           355 Parkside Drive, San Fernando, California 91340
                          (Address of principle executive offices)  (Zip Code)

Registrant's Telephone Number:  818-365-9200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed with the Commission by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter periodthat the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES   X             NO

As of April 26, 1995, the Registrant had outstanding approximately 1,171,534* Shares of Common Stock.

* See PART II. OTHER INFORMATION, ITEM 2 in connection with a 1-for-4 reverse stock split, whose effective date of record was October 13, 1994.



This document contains a
total of 8 pages.

                                              PART I. FINANCIAL INFORMATION
                                              ITEM 1. FINANCIAL STATEMENTS

                                                 TRIO-TECH INTERNATIONAL
                                         (Condensed Consolidated Balance Sheet)
                                                        (in thousands)
                                                MAR. 31,                JUN. 25,
                                                  1995                    1994
                                              (unaudited)
                                              -----------             ----------
ASSETS

CURRENT ASSETS:
  CASH                                        $    292                $    521
  CERTIFICATES OF DEPOSIT                          658                     287
  ACCOUNTS RECEIVABLE-NET                        3,520                   3,272
  NOTES & OTHER RECEIVABLES                        164                     181
  INVENTORIES                                    1,145                   1,065
  PREPAID EXPENSES AND OTHER CURRENT ASSET         181                     199
    TOTAL CURRENT ASSETS                         5,960                   5,525

PROPERTY, EQUIPMENT AND CAPITALIZED LEASES, NET  5,273                   5,187
OTHER ASSETS                                       540                     586

TOTAL ASSETS                                  $ 11,773                $ 11,298

LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  NOTES PAYABLE                               $    216                $    330
  ACCOUNTS PAYABLE                               1,454                   1,574
  ACCRUED EXPENSES                               2,819                   2,508
  CURRENT PORTION OF LONG-TERM DEBT
    AND CAPITALIZED LEASES                         407                $    602
    TOTAL CURRENT LIABILITIES                    4,896                   5,014

LONG-TERM DEBT AND CAPITALIZED LEASES,
  NET OF CURRENT PORTION                           697                     939
DEFERRED TAXES                                     902                     853
MINORITY INTEREST                                1,285                     866
TOTAL LIABILITIES                                7,780                   7,672

SHAREHOLDERS' EQUITY:
  CAPITAL STOCK                                  4,759                   4,753
  ACCUMULATED DEFICIT                           (2,296)                 (2,712)
  CUMULATIVE CURRENCY TRANSLATION                1,530                   1,585
TOTAL SHAREHOLDERS' EQUITY                       3,993                   3,626

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY      $ 11,773                $ 11,298

See notes to Condensed Consolidated Financial Statements.

                                             TRIO-TECH INTERNATIONAL
                                  (Condensed Consolidated Statement of Income)
                                 (in thousands, except Earnings per Share Data)
                          NINE MONTHS ENDED              THREE MONTHS ENDED
                       MAR. 31,        MAR. 25,        MAR. 31,        MAR. 25,
                          1995            1994            1995            1994
                              (unaudited)                     (unaudited)
REVENUES               $ 14,010     $    10,840     $     4,118     $     3,520
COST OF REVENUES          9,412           7,403           2,611           2,402
  GROSS PROFIT            4,598           3,437           1,507           1,118

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES 3,791           3,083           1,229             894
INTEREST EXPENSE            139             236              49              87
OTHER INCOME                (39)           (122)           (142)             68
MINORITY INTEREST           307              92             125              78
TOTAL OPERATING EXPENSES  3,798           3,289           1,261           1,127

INCOME (LOSS) BEFORE TAXES
  AND EXTRAORDINARY GAIN    800             148             246              (9)

INCOME TAXES                384             334              53              45

NET INCOME (LOSS) BEFORE
  EXTRAORDINARY GAIN        416            (186)            193             (54)

EXTRAORDINARY GAIN (LOSS)
 (LESS APPLICABLE INCOME
  TAXES OF $50,000)       1,737                            (47)

NET INCOME(LOSS)      $     416     $     1,551    $        193    $      (101)

NET INCOME (LOSS) PER SHARE:
PRIMARY:
  BEFORE EXTRAORDINARY
    ITEM              $    0.33     $    (0.21)    $       0.14    $     (0.06)
  EXTRAORDINARY ITEM                      1.93                           (0.05)
                      $    0.33     $     1.72     $       0.14    $     (0.11)

FULLY DILUTED:
  BEFORE EXTRAORDINARY
    ITEM              $    0.32     $    (0.21)    $       0.13    $     (0.06)
  EXTRAORDINARY ITEM                      1.93                           (0.05)
                      $    0.32     $     1.72     $       0.13    $     (0.11)

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING:
  PRIMARY             1,256,465         898,465       1,364,757         898,465
  FULLY DILUTED       1,287,203         898,465       1,456,973         898,465

See notes to Condensed Consolidated Financial Statements.

                                                 TRIO-TECH INTERNATIONAL
                                           CONSOLIDATED STATEMENT OF CASH FLOW
                                                     (in thousands)
                                                     SIX MONTHS ENDED

                                             MAR. 31,                MAR. 25,
                                               1995                    1994
                                            (unaudited)             (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME                                 $    416               $   1,551

  ADJUSTMENTS TO RECONCILE NET INCOME TO
    CASH PROVIDED BY OPERATIONS:
  DEPRECIATION & AMORTIZATION                     911                     734
  PROVISION FOR BAD DEBT & INVENTORY
    OBSOLESCENCE                                   20                      11
  EXTRAORDINARY GAIN                                                   (1,737)
  EFFECT OF EXCHANGE RATE CHANGES ON
    OPERATING ASSETS                               80                      10
  CHANGE IN ASSETS & LIABILITIES:
    ACCOUNTS RECEIVABLE                          (268)                    107
    NOTES AND OTHER RECEIVABLES                    17                     (87)
    INVENTORIES                                   (80)                      4
    PREPAID EXPENSES & OTHER CURRENT ASSETS        18                     (51)
    OTHER ASSETS                                  (10)                   (175)
    ACCOUNTS PAYABLE AND ACCRUED EXPENSES         191                    (300)
    DEFERRED TAXES                                 49                     131
TOTAL ADJUSTMENTS                                 928                   1,353)

NET CASH PROVIDED BY OPERATING ACTIVITIES       1,344                     198

CASH FLOWS FROM INVESTING ACTIVITIES:
  CERTIFICATES OF DEPOSIT                        (371)                    742
  CAPITAL EXPENDITURES, NET                      (941)                   (165)
  MINORITY INTEREST                               284                      70
NET CASH PROVIDED BY INVESTING ACTIVITIES      (1,028)                     647

CASH FLOWS FROM FINANCING ACTIVITIES:
  CHANGE IN SHORT-TERM NOTES PAYABLE             (114)                 (1,649)
  PROCEEDS FROM LONG-TERM DEBT AND
    CAPITAL LEASES                                 18                     590
  PRINCIPLE PAYMENTS OF LONG-TERM DEBT AND
    CAPITAL LEASES                               (455)                   (742)
  PURCHASE OF COMMON STOCK                          6                     789
NET CASH USED IN FINANCING ACTIVITIES            (545)                 (1,012)

NET DECREASE IN CASH                             (229)                   (167)
CASH AT THE BEGINNING OF THE PERIOD               521                     615
CASH AT THE END OF THE PERIOD                $    292              $      448

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
  INTEREST PAID                             $     131               $     210
  TAXES PAID                                $      40               $     114

                                             TRIO-TECH INTERNATIONAL
                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.         Basis of Presentation

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair statement of results for the interim periods.

The results of operations for the nine month period ended March 31, 1995 is not necessarily indicative of the results expected for the full year.

NOTE 2.         Inventories

The composition of inventories  is as follows (in thousands):

                                              Mar. 31,               June 24,
                                                1995                   1994
        Raw Material                          $   449                 $   541
        Work in Process                           303                     402
        Finished Goods                            393                     122
                                              $ 1,145                 $ 1,065


NOTE 3.         Other Assets

The composition of other assets is as follows (in thousands):

                                               Mar. 31,                June 24,
                                                 1995                    1994
        Goodwill (net of amortization)         $   318                 $   367
        Other Assets                               222                     219
            Other Assets                       $   540                 $   586

NOTE 4.         Common Stock

In October 1994, The Board of Directors approved a one-for-four reverse stock split. Common stock and stock options have been respectively adjusted for the split.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

1.      Liquidity and Capital Resources

The Company's working capital improved $ 552,000 during the first three quarters, despite financing the purchase of land and building in Batang Kali, Malaysia with cash and certificates of deposits in the first quarter. The improvement in working capital is attributable to the significant increase in sales and profitability in the third quarter.

The Company has a secured credit agreement with Standard Charter Bank which provides for a total line-of-credit of approximately $ 655,000 which can be used to finance the company's far east operations. Borrowings under the line were $ 176,000 as of March 31, 1995. There is no current financing available to fund operations outside of the Far East region.

2.      Material Changes in Financial Position

There were no material changes in the financial position of the Company during the three month period ending March 31, 1995.

3.      Material Changes in results of Operations

        (a) Comparison of the Nine Month Period Ending March 31, 1995 and March 25, 1994.

The Company posted an additional $ 193,000 in profit during the third quarter ($ 416,000 for the nine months ended March 31, 1995). Sales have increased 29% in the nine month period ending March 31, 1995, as compared to the corresponding period in the previous year. Gross margins have improved to 33% for the nine month period ended March 31, 1995, as compared to 32% for the corresponding period in the previous year. Selling, general and administrative expenses have increased $ 708,000 (23%) in the nine month period ending March 31, 1995, as a direct result of the increase in sales activity and have decreased as a percentage of sales to 27% for the nine months ended March 31, 1995, as compared to 28% for the nine months ended March 25, 1994. Interest expenses have continued to decline as a result of refinancing and restructuring of bank borrowings. Other income increased
$ 317,000 due to an increase in realized gains and a reduction in unrealized losses. Minority interest has increased significantly mainly due to the improved performance from the Malaysia operations.

                                           PART II. OTHER INFORMATION

Item 2.  Changes in securities.

A reverse stock split (the "Reverse Split" ) of the common stock was confirmed with a date of record for determining the Stockholders entitled to participate in the Reverse Split of October 13, 1994. The Reverse Split was a one-for-four reverse stock split whereby each outstanding share of existing common stock was automatically converted into one-fourth of a share of common stock. Fractional interests resulting from the Reverse Split were rounded up to the nearest whole share, with half-shares being rounded up to the next whole number. For example, a person holding 101 shares prior to the Reverse Split would now hold 25 shares, the remaining 1/4 share having been canceled and disregarded; persons holding 102 or 103 shares received 26 full shares after the Reverse Split. As of March 31, 19954, 4,282,674 shares had been delivered to the Transfer Agent for the new stock certificates. The Company approximates the number of currently outstanding shares to be 1,171,534.

                                                SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the under-signed thereunto duly authorized.
                                                TRIO-TECH INTERNATIONAL
                                                Registrant

                                                A. Charles Wilson

                                                A. Charles Wilson, Chairman

                                                Dated:  May 12, 1995