Form 10-K
period 1995-06-30
TRIO TECH INTERNATIONAL
filed 1995-09-29
CIK 732026

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-K

           Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 1995  Commission file number 0-13914

                       TRIO-TECH INTERNATIONAL
                       -----------------------


(Exact name of registrant as specified in its charter)

           California                                 95-2086631
-------------------------------                   ------------------

(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                   Identification No.)

           355 Parkside Drive
         San Fernando, California                    91340
----------------------------------------          ----------

(Address of principal executive offices)           (Zip Code)

                                         (818) 365-9200
                                         --------------
                        (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                 None
                            --------------

                            Title of Class

Securities registered pursuant to Section 12(g) of the Act:

                             Common stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          YES  X     NO
                              ----      ---

Based on the closing sales price on August 21, 1995, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $5,019,259. The number of shares outstanding of the registrant's common stock was 1,181,002 at August 21, 1995.

Documents incorporated by reference:

1.Notice of 1995 Annual Meeting and Proxy Statement (Part III of Form 10-K).

Indicate by check mark if disclosure of delinquent filers persuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K.
                                           -----
The number of pages in this filing is 39.  The Exhibit Index begins on page 15.

                                     PART I

ITEM 1 - BUSINESS
-----------------
General
-------
Trio-Tech International (the Company or the Registrant) was incorporated in California in 1958. The Company is a designer, producer and marketer of environmental testing equipment used to test the structural integrity of semiconductor devices that must meet high-reliability specifications and rate of turn test equipment for aerospace, geographical, laboratory and other applications. In addition, the Company owns and operates facilities where a broad range of structural and electronic tests are performed for manufacturers and end-users of merchant and high-reliability semiconductor devices. The Singapore subsidiary also acts as a distributor for certain test equipment made by other manufacturers.

In 1976, the Company formed Trio-Tech International Pte Ltd (TTIPte), a wholly owned subsidiary, and it in turn formed Trio-Tech Test Services Pte Ltd (TTTSPte), its wholly owned subsidiary. They autonomously operate in the Republic of Singapore, for the purpose of selling testing equipment and providing testing services to integrated circuit (IC) manufacturers located in Singapore and elsewhere in the Pacific basin. The Singapore facility benefits from moderate labor costs, the absence of currency and tariff restrictions, and the rapid growth of the semiconductor manufacturing industry in Asia and the Pacific basin, including the expansion of manufacturing activities by American industries in Singapore and the Pacific Rim.

In August 1984, the Company formed a wholly owned Cayman Islands subsidiary, European Electronic Test Centre (EETC). In July 1985, EETC commenced operating a semiconductor testing facility in Dublin, Ireland. The Company obtained a grant from the Industrial Development Authority (IDA) of the Republic of Ireland to provide 30% of actual expenditures for building modifications and fixed assets up to a maximum of $1,279,000. Grant monies received from the IDA of $120,000 may have to be repaid if certain events occur within one year from June 30, 1995.

In 1985, the Company's Singapore subsidiary entered into a joint-venture agreement with a group of Malaysian investors to operate a testing facility in Penang, Malaysia. Under this agreement, the Singapore subsidiary provides the equipment and management for the Penang facility. The operations of this entity are included in the consolidated financial statements. In July of l990, the joint venture opened another testing facility in Kuala Lumpur, Malaysia. This facility is primarily involved in the testing business. In March 1994, this facility started a new operation in Batang Kali, Malaysia. This new operation is set up primarily to handle sub-contract work on optoelectronic assemblies.

On September 1, 1988, the Company acquired the Rotating Test Equipment Product Line of Genisco Technology Corporation (Genisco).
On November 1, 1990, Trio-Tech acquired Express Test Corporation then of Mountain View, California. The Company paid cash, notes and stock for Express Test. Express Test is a manufacturer of pressurized vessels (autoclaves) designed for humidity stress testing of integrated circuits. Whereas most of Trio-Tech's integrated circuit testing devices are for hermetically sealed ceramic devices, Express Test machines are designed to test plastic sealed devices.

In October 1992, the Company's Singapore subsidiary formed a wholly owned subsidiary to provide testing services in Bangkok, Thailand. The Singapore subsidiary provides the equipment and management for this new operation.

In October 1993, the Company's Singapore subsidiary entered into a joint-venture agreement with a Chinese Company to operate a crude oil chemical processing business in Wuhan, China. This new business diversification involves a value added production process in which crude oil is chemically processed, repackaged and distributed to industrial users. Production in the facility commenced in August, 1994.

In November 1993, the Company's Singapore subsidiary acquired a 73% equity interest in Prestal Enterprise Sdn Bhd, an investment holding Company which owned a 6% indirect share holding in Trio-Tech Malaysia (TTM). The purpose was to acquire an additional 5% shareholding in TTM.

The following table sets forth the percentage of revenues derived from product sales and testing services during the last three fiscal years and the breakdown of revenues derived from customers in the United States, Southeast Asia and Europe. The amounts represented in Product Sales and Service include revenues derived from the test equipment distribution business in Singapore. See Note 14, Business Segment, for a more detailed description.

                                                    Year Ended
                                   -------------------------------------------

                       June 30, 1995         June 24, 1994         June 25, 1993
                       -------------         -------------         -------------

                                   (Dollar amounts in thousands)
Product sales and
  service:
  United States       $  2,574   13%       $  2,223    15%      $  2,245   14%



  Southeast Asia         7,287   38           5,320    35          4,950   31
  Europe                   802    4             572     4            289    2
                    ----------  ---      ----------   -----     --------   --

Total                 $10,663    55%       $  8,115    54%      $  7,484   47%
                      ========   ===       ========    ===      ========   ===

Testing services:
  United States       $     201   1%      $     203     1%      $     290  2%
  Southeast Asia          8,407  43           6,743    44           7,564  48
  Europe                   217    1             104     1             384   3
                    ----------  ---      ----------   ---      ----------  --


Total                 $  8,825   45%       $  7,050    46%       $  8,238  53%
                      ========   ===       ===============       ========  ===

Background Technology
---------------------
Semiconductors are fundamental building blocks used in electronic equipment and systems. Integrated circuits (IC) consist of silicon "chips" of semiconductor material that perform electronic functions, encapsulated in packaging material, usually plastic or ceramic, having lead wires that connect to a printed circuit board. Integrated circuits have become increasingly complex, with greater capacity, versatility and smaller size. The protective packaging, whether ceramic, plastic or some other material, is intended to hold the device in place and protect it against corrosion, oxidization, shock, handling, temperature and other problems that can result in the failure of the device. A minute defect in the packaging can cause a semiconductor device to fail prematurely. The Registrant manufactures test equipment for reliability analysis of both ceramic and plastic encapsulated integrated devices.Hermetically sealed (normally ceramic) packaging is required by military,aerospace, telecommunications and other commercial users for semiconductor devices that must have high reliability and long life. It is also used for hybrid circuits and certain other specialized devices, and for semiconductor devices that are produced in smaller quantities. There have been significant advances in the plastics industry, thereby making plastic sealed devices as reliable as ceramic ones. Plastic is the material of choice in the commercial integrated circuit markets, because polymers are less expensive and easier to process than ceramic materials.

Many manufacturers and purchasers of high-reliability integrated circuits follow government-defined reliability standards, including rigorous military standard specifications. Military specifications, which are detailed and precise, have brought about considerable standardization of quality assurance programs in the semiconductor industry.

Military and commercial specifications include, among other things, environmental testing, which is aimed at both detecting defective devices and accelerating failure in potentially defective ones. An additional objective of environmental testing is to determine and to evaluate statistically the ultimate reliability and integrity of integrated circuits and to predict their performance and durability under ordinary or adverse conditions. The devices are tested before incorporating them into the finished product. The tests vary according to the use for which the device is intended but usually include visual inspection, stabilization bake, thermal shock temperature cycling, mechanical shock, centrifugal force testing, fine and gross leak testing, burn-in testing and electrical testing.

Products
--------
The Registrant designs and manufactures environmental testing equipment for testing of ceramic and plastic packaged integrated circuits. The Registrant's products are sold both as separate products and as part of an integrated system for environmental testing.

Centrifuges
-----------
The Registrant manufactures a line of centrifuges that tests the mechanical integrity of hermetic encased electronic parts. The Registrant's centrifuges are used to identify mechanical weaknesses of devices by spinning them at a specified acceleration, creating a pressure of up to 30,000 g's (900,000 pounds per square inch). This pressure will crack or break packages having certain defects in the hermetic packages. The Registrant also designs the fixtures that are inserted into the centrifuge to hold the semiconductors while they are being tested.

Leak Testers
------------
he Registrant also manufactures systems for leak detection in hermetically packaged semiconductor devices. Certain defects may appear in some tests but not in others, so that thorough testing requires three separate leak procedures using different equipment. The Registrant manufactures a range of equipment and systems designed to detect leaks in hermetic packaging by means of visual scanning for bubble trails emanating from defective devices and radioactive detection for ultra fine leaks.

Rate of Turn Tables
-------------------
This product line includes centrifuges and rate of turn tables that are used in applications for aerospace, electronics, instrumentation, environmental laboratory, medical and geographical fields. Among the commercial applications of these centrifuges are gravity simulation testing of components, assemblies and systems for aerospace, military hardware (accelerometers, devices, fuses, etc.), biomedical research, geophysical testing, automotive components, fluid removal from sensitive components, gas removal from liquids and other large-scale separation requirements. One prominent example of the product line is the use of the 1100 Centrifuge at the Pittsburgh Eye and Ear Hospital in rotational testing of the vestibule of the inner-ear system that causes dizziness and unsteady eye and body movements when diseased. Typical rate of turn table application is gyroscope calibration and testing, angular accelerometers, turn and bank indicators, inertial platforms and direction sensing equipment.

Burn-in Equipment and Fixtures
------------------------------
Trio-Tech International, Singapore is a leading burn-in system manufacturer in the Pacific Rim. Burn-in equipment is used to subject all types of integrated circuits to sustained heat while testing them electrically in order to identify early product failures ("infant mortalities") as well as to assure long-term reliability. Burn-in testing approximates, in a compressed time frame, the electrical and thermal conditions to which the device would be subjected during its normal life.

The Singapore operation also offers test fixtures for its Cobis burn-in systems and other brands of burn-in systems. Burn-in boards are used as fixture devices for the purpose of electrically exercising test devices during high temperature environmental stressing.

Pressurized Humidity Testing Equipment
--------------------------------------
The Registrant manufactures a range of pressurized humidity test equipment and specialized test fixtures which the company continues to market under the name of Express Test Corporation. Pressurized humidity test equipment utilizes a pressurized vessel (autoclave) as the main test chamber in order to force moisture into the plastic encapsulate and thereby determine the moisture resistance of the test devices much more rapidly than non pressurized conventional humidity test systems. Highly accelerated temperature and humidity stress test systems offer reliability data for high reliability commercial IC manufacturers and end-users such as computer, automotive and other commercial customers.


Temperature Test Equipment
--------------------------
The Artic Temperature Test Systems are used to control the temperature of semiconductor wafers and components to allow testing and characterization at hot and cold temperatures. During the past year, the Registrant developed and released two new products in this product range. The systems utilize thermoelectric modules to achieve wide temperature ranges without the need for special refrigerants and cooling fluids.

Product Development
-------------------
Development of the Rate of Turn Tables and large Centrifuges is targeted at new applications in the automotive industry. The latest centrifuges and rate tables combine two technologies which facilitates the acceleration test of devices at hot and cold temperatures. The Registrant has developed and released a new electrical test system for electronic components. This product is being developed into a product range which will include failure analysis testers and test systems for electronic modules.

Testing Services
----------------
The Registrant owns and operates facilities that provide testing services for ceramic and plastic encased semiconductor devices and other electronic components to meet the requirements of military, aerospace, industrial and commercial applications. The Registrant uses its own proprietary equipment for certain burn-in, centrifugal and leak tests, and commercially available equipment for the various other environmental tests. The Registrant conducts its testing operations at its facilities located in San Fernando, California; the Republic of Singapore; Dublin, Ireland; Penang and Kuala Lumpur, Malaysia; and Bangkok, Thailand.

The testing services are used by manufacturers and purchasers of semiconductors and other components who either do not have any testing capabilities or whose in-house screening facilities are not sufficient to test devices to military or certain commercial specifications. In addition, the Registrant provides overflow testing and independent verification for companies that have their own in-house capabilities. The laboratories perform a variety of tests, including stabilization bake, thermal shock, temperature cycling, mechanical shock, constant acceleration, gross and fine leak tests, electrical testing, static and dynamic burn-in tests, and vibration testing. The laboratories also perform qualification testing, consisting of intense tests conducted on small samples of output from manufacturers who must obtain periodic qualification under the terms of their contracts. The Registrant delivers written certification to customers reporting on the test results.

Distribution Activities
-----------------------
The Company's Singapore subsidiary continues to develop its international distribution division. This is in addition to its manufacturing and testing business. This distribution business purchases products from European and Pacific Rim manufacturers for resale. Specifically, Heraeus-Votsch of West Germany has been utilizing Trio-Tech International Pte. Ltd. in Singapore as a distributor of its products for nearly seven years. The Singapore subsidiary also represents several Japanese and American manufacturers. This segment of Singapore's business continues to grow. It affords Trio-Tech additional sales penetration opportunities in the Pacific Rim for the remainder of the Trio-Tech product line.

Marketing, Distribution and Service
-----------------------------------
The Company markets its products and services worldwide, both directly and through independent sales representatives. There are approximately 13 of these representatives that operate within the United States and 10 in various foreign countries. The Company's marketing efforts in the United States and Europe are coordinated from its headquarters in San Fernando, and its Far East marketing efforts are assisted by its subsidiary in Singapore. Its European marketing is assigned to its subsidiary in Ireland. The Registrant advertises in trade journals and participates in trade shows.

The Company's products and services are purchased by independent testing laboratories and by users and manufacturers of high-reliability semiconductor devices, including Hyundai, TRW Teledyne, Allied Signal, AMD, Motorola, National Semiconductor, SGS Thomson and Texas Instruments. During the year ended June 30, 1995, the Company had sales of $3,000,000 and $2,431,000 to two different customers. One customer was responsible for more than 10% of the Company's consolidated sales for fiscal year 1994.

Backlog
-------
The following table sets forth the Company's backlog at the dates indicated:

                                   June 30, 1995   June 24, 1994
                                   -------------   -------------


Manufacturing backlog                $1,346,000      $1,193,000

Testing service backlog               2,570,000       2,257,000

Distribution backlog                  1,286,000         822,000
                                    -----------    ------------

                                     $5,202,000      $4,272,000
                                     ==========      ==========


Based upon past experience, the Company does not anticipate any significant cancellations. The purchase orders for equipment call for delivery within the next 12 months. The testing services backlog is scheduled to be performed within the next year. The Company does not anticipate any difficulties in meeting the above delivery schedule.

Manufacturing and Supply
------------------------
The Registrant's products are designed by its engineers and are assembled and tested at its facilities in San Fernando, California, the Republic of Singapore and the Republic of Ireland. All parts and certain components are purchased from outside sources for assembly by the Company.
The Registrant uses Fluorinert, a special indicator fluid sold by the 3M Company, in its gross leak equipment, and Krypton 85, sold by Amersham, in its Tracer-Flo. The Registrant has not experienced any difficulty in obtaining Fluorinert or Krypton 85 to date. There can be no assurance that the Registrant will not experience difficulties or delays in obtaining Fluorinert or Krypton 85 in the future.

Competition
-----------
Management believes that the Registrant is one of the leading manufacturers in the specific areas of fine leak and gross leak testers for ceramic and plastic packaged semiconductor devices and constant acceleration centrifuges used for structural testing of such devices. Because of the importance of testing as part of the manufacturing process for high-reliability semiconductor devices, management believes that the quality, accuracy and reputation of its products and services, and to a lesser extent price, are the bases of competition in the product and service areas served by the Company. In order for the Company to remain competitive, it must have the ability to adapt to rapid technological change and to develop new and improved products.

There are numerous testing laboratories in the areas in which the Registrant operates that perform a range of testing services similar to those offered by the Registrant. Since the Registrant has sold and will continue to sell its leak testing systems and centrifuges to competing laboratories, the Registrant's competitors can offer the same capabilities in testing. The Registrant also sells its products and systems to semiconductor manufacturers and users who might otherwise have used outside testing laboratories, including the Registrant, to perform environmental testing. Reputation for dependable testing and prompt performance, to a greater extent than price, appear to be the primary bases of competition among testing laboratories. The existence of competing laboratories and the purchase of testing equipment by manufacturers and users are potential threats to the Company's future revenues and earnings from testing.


Patents
-------
The Registrant holds a U.S. Patent granted in 1987 in relation to its pressurization humidity testing equipment. The Registrant also holds a U.S. Patent granted in 1994 on certain aspects of its Artic Temperature Test Systems. In addition the Registrant has recently filed a new Patent application for certain aspects of its new Artic Temperature Test products.

Government Regulation
---------------------
The Tracer-Flo process uses Krypton 85, an inert radioactive gas, the supply and handling of which are subject to regulation by the United States Nuclear Regulatory Commission (NRC) and the California Department of Health Physics.
The Company must, therefore, train the Tracer-Flo operators, which are licensed by the State of California, and must maintain records and control its supplies of Krypton 85. The California agency conducts periodic site inspections, and the NRC monitors interstate shipments and can inspect the Company's shipping records. No security clearance is required to handle the gas, which has a low level of radioactivity.

Employees
---------
As of June 30, 1995, the Company had 33 employees in the United States, 179 in Singapore, 260 in Malaysia, 73 in Bangkok and 8 in Ireland. Of the employees in the United States, 8 were engaged primarily in engineering and services, 17 in manufacturing or testing, 3 in sales, and 5 in general and administrative positions. None of the Company's employees are represented by a labor union. However, in Dublin, Ireland, the Union Agreement is still in place without any members. Management considers its employee relations to be good.

ITEM 2
------
PROPERTIES
----------
The following table sets forth information as to the location and general character ofthe principal manufacturing and testing  facilities of the
Registrant:

                                                          Owned (O)
                                           Approx.       or Leased (L)
                                           Sq. Ft.        Expiration
Location             Principal Use         Occupied          Date
--------             -------------         --------     -------------

355 Parkside Dr.        Headquarters/       21,000      (L) Jan. 1996
San Fernando, CA 9l340  Manufacturing/
                        Testing

                                                          Owned (O)
                                           Approx.       or Leased (L)
                                           Sq. Ft.        Expiration
Location             Principal Use         Occupied          Date
--------             -------------         --------     -------------

Sunnyvale, CA 94086      General Test Labs   19,624      (L) Nov. 1996

Abbey Road               Testing/Manufac-
Deansgrange Co.          turing              18,400      (O) *2
Dublin, Ireland

No. 5, Kian Teck Road    Manufacturing       30,000      (L) *1
Jurong Town, Singapore

1004, Toa Payoh North,   Testing              6,833      (L) month to
HEX 07-01/07,                                                   month
Singapore

512, Chai Chee Lane,     Testing              4,600      (L) month to
HEX 01-05,                                                      month
Bedok Industrial Estate,
Singapore

Plot 1A, Phase 1         Testing             49,924      (L) Aug. 2030
Bayan Lepas Free
Trade Zone
11900 Penang

Lot No. 6. Lorong        Testing             23,000      (L) June 1996
Enggang 37 Ulu Kelang

Ampang Industrial Area.
Ulu Kelang, Selangor,
Kuala Lumpur

327, Chalongkrung Road,  Testing                  11,300            (O) *3
Lamplathew, Lat Krabang,
Bangkok 10520, Thailand

Lot No. B7, Kawasan MIEL Manufacturing            24,142         (O)*4
Batang Kali, Phase II,
43300 Batang Kali
Selangor Darul Ehsan,
Malaysia


*1 Purchased for S$1 million, equivalent to approximately U.S.$ 447,000 based on the exchange rate as of June 28,1985. This amount was completely repaid in fiscal year 1991. However, under Singapore law, this land may not be purchased outright. Accordingly, the term for this land lease will expire in December 2030. The Company has acquired the fullest ownership rights possible under Singapore law which includes an option to renew the lease at that time.

*2 Purchased for 270,000 Irish Pounds, equivalent to approximately U.S. $261,000 based on the exchange rate as of June 28, 1985, of which approximately 30% was recovered by the Company as part of the grant monies received from the Industrial Development Authority of the Republic of Ireland. However, these monies may have to be repaid if certain events occur within one year from June 30, 1995.


*3 Purchased for Thai Baht 13,500,000, equivalent to approximately U.S.$533,000 based on the exchange rate as of June 25, 1993. The mortgage agreement commenced in October 1992 and will expire in September 1998.

*4   Purchased for Malaysia Ringgit 1,000,000, equivalent to U.S.$387,000 based
on the exchange rate as at    June 24, 1994.


ITEM 3
------
LEGAL PROCEEDINGS
-----------------
On August 24, 1995, the Company was served in a civil action brought by HM Holdings, Inc. against 106 defendants, including the Company. HM has paid $3,750,000 to the Federal Environmental Protection Agency to settle a proceeding alleging that HM's predecessor company caused soil and groundwater contamination of the North Hollywood (California) Superfund Site and may have additional liabilities. HM alleges that the 106 defendants caused or contributed to the contamination. This suit may arise in part out of a related suit by Lockheed Martin Corporation against HM and other defendants, possibly including Trio-Tech (which has not been served in this related suit), involving the nearby Burbank Superfund Site, which HM is seeking to settle and to assign its claim against the 106 defendants to Lockheed Martin. Trio-Tech vacated its Burbank location in 1987. Trio-tech and its counsel have not yet had the opportunity to investigate the allegations. Management, based on its present information, believes that the outcome of this litigation will not materially affect the Company's consolidated financial position or results of operations.

There are no material proceedings to which any director, officer or affiliate of the Registrant, any beneficial owner of more than five percent of the

Registrant's common stock or any associate of such person is a party that is adverse to the Registrant or its properties.



ITEM 4
------
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
---------------------------------------------------
The Company did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5
------
MARKET FOR REGISTRANT'S COMMON STOCK
------------------------------------
The Registrant's common stock is traded on the Over-the-Counter Market. The prices below have been adjusted to take account of a one-for-four reverse stock split of the common stock in October 1994. The range of bid information as quoted by the NASDAQ is as follows:

     Quarter Ended                      High            Low
     -------------                      ----            ---

     September 24, 1993                 3               2 1/2
     December 24, 1993                  3 1/2           3
     March 25, 1994                     3 1/2           3
     June 24, 1994                      4               2 1/2
     September 30, 1994                 2 3/4           2 3/8
     December 30, 1994                  3               2 3/4
     March 31, 1995                     3 3/4           2 7/8
     June 30, 1995                      4 1/4           3 3/4

The Registrant's common stock is held by approximately 347 shareholders of record as of August 21, 1995. 174,500 shares are held by Cede and Co., a clearinghouse that holds stock certificates in "street" name for an unknown number of shareholders.

The Company has not declared any cash dividends on its common stock. It is anticipated that no dividends will be paid to holders of common stock in the foreseeable future. Any future determinations as to cash dividends will depend upon the earnings and financial position of the Company at that time and such other factors as the Board of Directors may deem appropriate.

ITEM 6
------
SELECTED FINANCIAL DATA
-----------------------
Statement of Operations Data:
(In thousands except per share data)
------------------------------------
                                        Year Ended
                             ------------------------------------------------
                               June 30,   June 24, June 25,  June 26, June 28,
                                 1995      1994      1993      1992   1991
                                 ----      ----      ----      ----   ----
NET SALES                     $19,488   $15,165   $15,722    $14,899  $14,302
COST OF SALES                  12,744     9,961    10,634     10,330   10,388
                              -------   -------   -------    -------  -------
GROSS PROFIT                    6,744     5,204     5,088      4,569    3,914
                             --------   -------   -------    -------  -------
OPERATING EXPENSES:
  General and administrative    3,674     2,806     2,959      3,130    3,019
  Selling                       1,523     1,194     1,200      1,454    1,470
                             --------   -------   -------    -------  -------
    Total                       5,197     4,000     4,159      4,584    4,489
                             --------   -------   -------    -------  -------


INCOME (LOSS) FROM
  OPERATIONS                    1,547     1,204       929        (15)    (575)

OTHER INCOME (EXPENSES):
  Interest expense               (183)     (514)     (506)      (596)    (684)
  Write-off of investment                  (109)
  Write-off of leasehold
    improvements                                                 (62)    (130)
  Other income (expenses)         320        36      146        (126)     447
                            ----------------------------    ---------   -----
    Total                         137      (587)       (360)     (784)   (367)
                            --------- ----------  ---------- ---------  ------


INCOME (LOSS) BEFORE
  INCOME TAXES,
  DISCONTINUED OPERATIONS,
  EXTRAORDINARY ITEM AND
  MINORITY INTEREST             1,684       617       569       (799)    (942)

INCOME TAXES                      443       236       368        221       79
                            ---------   -------  --------    -------   ------
INCOME (LOSS) BEFORE
  DISCONTINUED OPERATIONS,
  EXTRAORDINARY ITEM AND
  MINORITY INTEREST             1,241       381       201     (1,020)   (1,021)
                            ---------   -------  --------    -------- ---------
DISCONTINUED OPERATIONS                                                     80

INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM AND
  MINORITY INTEREST             1,241       381       201     (1,020)     (941)

EXTRAORDINARY ITEM                        1,751
                            ---------    ------   -------     -------  ---------

SELECTED FINANCIAL DATA
-----------------------
Statement of Operations Data:
(In thousands except per share data)
---------------------------------------------
                                        Year Ended
                             ------------------------------------------------
                             June 30,   June 24, June 25,    June 26, June 28,
                               1995      1994      1993        1992     1991
                               ----      ----      ----        ----     ----
INCOME (LOSS) BEFORE
  MINORITY INTEREST             1,241     2,132      201     (1,020)    (941)

MINORITY INTEREST                (671)      (92)     (98)       144      70
                            --------------------   ------  ---------   ----
NET INCOME/(LOSS)            $    570    $2,040   $  103    $  (876)  $  (871)
                             ========    ======   ======    ========  ========

Net income/(loss) per share :
Primary:
  Continuing operations          $ .42     $ .28     $ .13    (1.09)   $(1.24)
  Discontinued operations                                                 .10
  Extraordinary items                       1.72
                                 -------- ------ --------   ---------   ------

Net income/(loss) per
  share                          $ .42      $2.00    $ .13   $(1.09)   $(1.14)
                                 =====      =====    =====   =======   =======

Fully diluted:
  Continuing operations          $ .38      $ .28    $ .13    $(1.09)  $(1.24)
  Discontinued operations                                                 .10
  Extraordinary items                         1.72
                               --------     ------  --------   -------   -------
 Net income/(loss) per
  share                           $ .38       $2.00   $ .13     $(1.09)  $(1.14)
                                  =====       =====   =====     =======  =======

Weighted average number
  of common  and common
  equivalent shares outstanding:
    Primary                      1,370       1,017         809      807     766
    Fully diluted                1,511       1,017         809      807     766

-----------------------
SELECTED FINANCIAL DATA
-----------------------
Balance Sheet Data :           June 30, June 24,  June 25,   June 26,   June 28,
(in thousands)                  1995      1994      1993       1992       1991
                                ----      ----      ----       ----       ----

Current assets                $ 6,848   $ 5,525   $ 5,936    $ 6,034    $ 6,742
Current liabilities             5,159     5,014     8,975      9,100      8,429
Working capital                 1,689       511    (3,039)    (3,066)    (1,687)


Total assets                   12,646    11,298    12,243     12,108      12,149

Long-term debt and
  capitalized leases              597       939     1,161      1,005       1,524

Shareholders' equity            4,419     3,626       532        585         928

The Company has not declared any cash or stock dividends on its common stock in any of the fiscal years reported above.

ITEM 7
------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
---------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------
The following table sets forth, for the periods indicated, the percentages that certain items in the selected financial data bear to total revenues:
                                          Year Ended June
                                     ------------------------
                                      1995     1994      1993
                                      ----     ----      ----
Net sales                            100.0%   100.0%    100.0%
Cost of sales                         65.4     65.7      67.6
Gross profit                          34.6     34.3      32.4
Operating expenses                    26.7     26.4      26.5
Income from operations                 7.9      7.9       5.9
Other income (expenses)                 .7     (3.9)     (2.3)
Extraordinary item                             11.6
Net income                             2.9     13.5        .7

Year Ended June 30, 1995 ("1995") Compared to Year Ended June 24, 1994 ("1994")
-------------------------------------------------------------------------------
Sales increased $4,323,000 or 28.5% to $19,488,000 in 1995 from $15,165,000 in
1994 as a result of improved operations in each of the business segments. Sales for the Far East operations increased $3,249,000 (26.1%) due primarily to improved operations in Malaysia as the volume of testing services in that region increased. Additionally, there was an increase in manufacturing revenues in the Far East as a result of the sale of additional systems during 1995. The U.S. operations sales increased $710,000 (34.4%) due to increased sales volume in the manufacturing segment. Sales for Ireland improved $364,000 (55.6%) as a result of increases in the volume of testing services performed in the current year.

Cost of sales increased $2,783,000 or 27.9% from $9,961,000 in 1994 to $12,744,000 in 1995. However, cost of sales as a percentage of sales remained relatively stable and actually decreased from 65.7% in 1994 to 65.4% in 1995 as a result of continued cost cutting efforts.

Operating expenses increased $1,197,000 (29.9%) to $5,197,000 in 1995. As percentage of sales, operating expenses were almost the same at 26.7% in 1995 as compared to 26.4% in 1994.

Interest expense decreased $331,000 in 1995 as compared to 1994 due to the significant reduction in average outstanding debt balances during the current year. During 1994, the Company entered into an agreement with its previous lender which resulted in reduced bank borrowings.

Other income increased $284,000 primarily due to currency exchange losses experienced in 1994 which did not reoccur in 1995.

Income taxes increased $207,000 as a direct result of the increase in operations experienced in the current year. The effective tax rate in 1995 was 26% which approximates the foreign income tax rate for the Far East operations. The U.S. operations have net operating losses which are used to offset any income taxes associated with their taxable income.

Year Ended June 24, 1994 ("1994") Compared to Year Ended June 25, 1993 ("1993")
-------------------------------------------------------------------------------
Net sales decreased by approximately $557,000 or 4% in fiscal 1994 compared to 1993. The decrease was primarily due to a $940,000 reduction in sales from the U.S. operations due to continued economic problems in the U.S. semiconductor industry. This was partially offset by a $392,000 increase in sales from the Far East operations. Ireland's sales remained relatively constant during fiscal year 1994.

Cost of sales as a percentage of net sales decreased to 65.7% in fiscal 1994 compared to 67.6% in fiscal 1993. This decrease was due to increased sales in the distribution segment which experiences higher margins than manufacturing or testing. Additionally, the Company continues its efforts to reduce manufacturing and overhead costs.

Operating expenses decreased approximately $159,000 or 4% and remained relatively constant as a percentage of sales.

Income before income taxes and extraordinary item as a percentage of sales increased to 4.1% in fiscal 1994 compared to 3.6% in fiscal 1993. The increase resulted from improved gross margins in the current year which were partially offset by a $109,000 write-off of an investment.

Extraordinary income of $1,751,000 was recognized by the Company in fiscal 1994 as a result of the extinguishment of a significant portion of its bank debt.

Liquidity and Capital Resources
-------------------------------
The Company's working capital improved significantly from $511,000 as of June 24, 1994 to $1,689,000 as of June 30, 1995. The improvement in working capital is attributable to the significant increase in sales and profitability during fiscal year 1995.

The Company has a secured credit agreement with Standard Charter Bank which provides for a total line of credit of approximately $655,000 which can be used to finance the company's Far East operations. Borrowings under the line were $219,000 as of June 30, 1995 and bear interest at the bank's prime rate (7% at June 30, 1995) plus 3%. In addition, the Company's subsidiary, TTM, has a line of credit which provides for borrowings of approximately $234,000. At June 30,


1995, there were no borrowings outstanding. Interest on the line is at the bank's reference rate plus 2%. The company currently has no financing arrangements to fund operations outside of the Far East region.

Most of the capital expenditures incurred during fiscal 1995 were used to update and expand the variety of testing services required by the customer base in the Far East.

Management believes that the Company's operations will be able to be funded over the next twelve months through operations, existing working capital and its available lines of credit.

ITEM 8
------
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------------------------------------------
The information called for by this item is included in the Company's consolidated financial statements beginning on page 19 of this Annual Report on Form 10-K.

ITEM 9
------
DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
----------------------------------------------------
No disagreements of a reportable nature have occurred between the Registrant and its accountants.

                                    PART III

The information required by Part III is hereby incorporated by reference from the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 1995.

                                    PART IV

ITEM 14
-------
EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
---------------------------------------------------------------
(a) (1)  FINANCIAL STATEMENTS:

         The following financial statements, including notes thereto and the independent auditors' report with respect thereto, are filed as part of this Annual Report on Form 10-K, starting on page 19 hereof:

         1.   Independent Auditors' Report
         2.   Consolidated Balance Sheets
         3.   Consolidated Statements of Income
         4.   Consolidated Statements of Shareholders' Equity
         5.   Consolidated Statements of Cash Flows
         6.   Notes to Consolidated Financial Statements

(a) (2)  FINANCIAL STATEMENT SCHEDULES:

         The following schedules are filed as part of this Annual Report on Form 10-K, starting on page 38 hereof:

         1.   Schedule VIII - Valuation and Qualifying Accounts and Reserves

         No other schedules have been included because they are not applicable, not required, or because information is included in the consolidated financial statements or notes thereto.

(b)      REPORTS ON FORM 8-K:

         The Registrant has filed no reports on Form 8-K for the fiscal year ended June 30, 1995.

(c)  EXHIBITS:



Number                    Description                     Page Number
------                    -----------                     -----------


3.1   Articles of Incorporation, as currently in effect.
      [Previously filed as Exhibit 3.1 to the Annual
      Report on Form 10-K for June 24, 1988.]
                                                          -------


3.2   Bylaws, as currently in effect.  [Previously filed
      as Exhibit 3.2 to the Annual Report on Form 10-K
      for June 24, 1988.]
                                                          -------


10.1  Trio-Tech Stock Option Plan.  [Previously filed
      as Exhibit 10.1 to the Registration Statement
      on Form S-8 (No. 2-87606).]
                                                          -------


10.2  Real Estate Lease, dated September 29, 1987,
      between Stierlin Industrial Center and Registrant.
      [Previously filed as Exhibit 10.5 to the
      Registration Statement on Form S-1 (No. 2-87606).]
                                                          -------


10.3  Tenancy of Flatted Factory Unit, dated December 2,
      1982, between Jurong Town Corporation and
      Registrant.  [Previously filed as Exhibit 10.8
      to the Registration Statement on Form S-1
      (No. 2-87606).]
                                                          -------


10.4  Tenancy of Flatted Factory Unit, dated September 10,
      1982, between Jurong Town Corporation and
      Registrant.  [Previously filed as Exhibit 10.9


      to the Registration Statement on Form S-1
      (No. 2-8766).]
                                                          -------

Number                    Description                     Page Number
------                    -----------                     -----------



10.5  Real Estate Lease, dated December 15, 1986,
      between San Fernando Associates and Registrant.
      [Previously filed as Exhibit 10.17 to the Annual
      Report on Form 10-K for June 28, 1987.]
                                                          -------


10.6  Deferred Compensation Agreement, dated March 1,
      1986, between the Company and A. Charles Wilson.
      [Previously filed as Exhibit 10.16 to the Annual
      Report on Form 10-K for June 24, 1988.]
                                                          -------


10.7  Deferred Compensation Agreement, dated March 1,
      1986, between the Company and John C. Guy.
      [Previously filed as Exhibit 10.17 to the Annual
      Report on Form 10-K for June 24, 1988.]
                                                          -------




10.9  Credit Facility Letter dated November 2, 1993,
      between Trio-Tech International Pte. Ltd. and
      Standard Chartered Bank.                            --------

11.1  Statement re:  Computation of Per Share Earnings    --------


22.1 Subsidiaries of the Registrant (100% owned by the Registrant except as otherwise stated):

      Trio-Tech International Pte. Ltd., a Singapore
        Corporation
      Trio-Tech Test Services Pte. Ltd., a Singapore
        Corporation
      Trio-Tech Reliability Services, a California
        Corporation
      Express Test Corporation, A California Corporation
      European Electronic Test Center, Ltd., A Cayman
        Islands Corporation
      Trio-Tech Malaysia, a Malaysia Corporation
        (55% owned by the Registrant)
      Trio-Tech (KL), a Malaysia Corporation
         (50% owned by the Registrant)
      Trio-Tech Bangkok, a Thailand Corporation
      Prestal Enterprise Sdn Bhd, a Malaysia Corporation
         (73% owned by the Registrant)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      TRIO-TECH INTERNATIONAL


                              By: /s/ VICTOR H.M. TING
                                 -----------------------

                                 VICTOR H.M. TING

                                 Vice President and
                                 Chief Financial Officer
                                 Date:

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                   /s/A. CHARLES WILSON                  SEPTEMBER 26,  1995
                  ---------------------------
                  A. Charles Wilson, Director
                  Chairman of the Board


                   /s/S.W. YONG                          SEPTEMBER 26,  1995
                  ---------------------------
                  S. W. Yong, Director
                  President and Chief Executive
                  Officer


                   /s/VICTOR H.M. TING                   SEPTEMBER 26,  1995
                  ----------------------------
                  Victor H.M. Ting
                  Vice President, Chief Financial Officer
                  and Principal Accounting Officer


                   /s/JOHN C. GUY                        SEPTEMBER 26, 1995
                  ----------------------------
                  John C. Guy
                  Director and Secretary




                   /s/FRANK S. GAVIN                     SEPTEMBER 26, 1995
                  -----------------------------
                  Frank S. Gavin, Director


                   /s/WILLIAM L. SLOVER                  SEPTEMBER 26, 1995
                  -----------------------------
                  William L. Slover, Director


                   /s/RICHARD C. HOROWITZ                SEPTEMBER 26, 1995
                  -----------------------------
                  Richard C. Horowitz, Director

INDEPENDENT AUDITORS' REPORT


Board of Directors
Trio-Tech International
San Fernando, California:

We have audited the accompanying consolidated balance sheets of Trio-Tech International and subsidiaries as of June 30, 1995 and June 24, 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, such consolidated financial statements present fairly, in all material respects, the financial position of Trio-Tech International and subsidiaries as of June 30, 1995 and June 24, 1994, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

/s/Deloitte & Touche LLP

Woodland Hills, California
August 25, 1995

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------
                                                 June 30,   June 24,
ASSETS                             Notes               1995          1994
------                             ------              ----          ----
CURRENT ASSETS:
  Cash                                           $    674,000   $   521,000
  Certificates of deposit                             553,000       287,000
  Trade accounts receivable, less
    allowance for doubtful
    accounts of $10,000 in
    1995 and $57,000 in 1994                        4,140,000     3,272,000
  Notes and other receivable                          186,000       292,000
  Inventories                        2              1,192,000     1,065,000
  Prepaid expenses and other
    current assets                                    103,000        88,000
                                               --------------    ----------
          Total current assets                      6,848,000     5,525,000

PROPERTY, EQUIPMENT AND
  CAPITALIZED LEASES, net            3              5,265,000     5,187,000

OTHER ASSETS                         4                533,000       586,000
                                               --------------     ---------
TOTAL ASSETS                                      $12,646,000   $11,298,000
                                                  ===========   ===========

                                                            (Continued)

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------
                                               June 30,          June 24,
LIABILITIES AND SHAREHOLDERS' EQUITY   Notes     1995             1994
------------------------------------   -----     ----             ----

CURRENT LIABILITIES:
  Notes payable                        5     $   219,000     $   330,000
  Accounts payable                             1,643,000       1,574,000
  Accrued expenses                     6       2,246,000       2,015,000
  Income taxes payable                 8         592,000         493,000

  Current portion of long-term debt
    and capitalized leases             7,9       459,000         602,000
                                           -------------     -----------
          Total current liabilities            5,159,000       5,014,000
                                            ------------     -----------
LONG-TERM DEBT AND CAPITALIZED
  LEASES, net of current portion       7,9       597,000         939,000
                                          --------------    ------------
DEFERRED TAXES                         8         870,000         853,000
                                          --------------    ------------
MINORITY INTEREST                              1,601,000         866,000
                                           -------------    ------------
COMMITMENTS AND CONTINGENCIES          9,15

SHAREHOLDERS' EQUITY:                  10,11,12
  Common stock; authorized,
    2,500,000 shares; issued and
    outstanding, 1,181,002 shares
    (1995) and 1,151,562 shares
    (1994) stated at                           4,822,000       4,753,000
  Accumulated deficit                         (2,142,000)     (2,712,000)
  Cumulative currency translation              1,739,000       1,585,000
                                           -------------     -----------
          Total shareholders' equity           4,419,000       3,626,000
                                           -------------   -------------
TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                     $12,646,000     $11,298,000
                                             ===========     ===========

                                                                 (Concluded)

See notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
---------------------------------------------------------------------
                                                Year Ended
                                    ----------------------------------

                                        June 30,       June 24,    June 25,
                          Notes           1995           1994        1993
                          ------       ---------       --------   ---------
NET SALES                            $19,488,000     $15,165,000  $15,722,000

COST OF SALES                         12,744,000       9,961,000   10,634,000
                                     -----------   ------------- ------------
GROSS PROFIT                           6,744,000       5,204,000    5,088,000

OPERATING EXPENSES:
   General and
     administrative                    3,674,000        2,806,000   2,959,000
   Selling                             1,523,000        1,194,000   1,200,000
                                    ------------      ------------ ----------
     Total                             5,197,000        4,000,000   4,159,000
                                    ------------       ---------- -----------
INCOME FROM OPERATIONS                 1,547,000        1,204,000     929,000

OTHER INCOME (EXPENSES):
  Interest expense        5,7           (183,000)        (514,000)    (506,000)
  Write-off of investment                                (109,000)
  Other income (expenses)                320,000           36,000      146,000
                                   -------------       ----------   ----------
    Total                                137,000          (587,000)   (360,000)
                                   -------------        ----------- -----------
INCOME BEFORE
  INCOME TAXES,
  EXTRAORDINARY ITEM AND
  MINORITY INTEREST                    1,684,000           617,000     569,000

INCOME TAXES                8            443,000           236,000     368,000
                                    --------------    ------------    --------
INCOME BEFORE
  EXTRAORDINARY ITEM AND
  MINORITY INTEREST                     1,241,000          381,000     201,000

EXTRAORDINARY ITEM        13                             1,751,000
                                     ------------     -------------    --------
INCOME BEFORE
  MINORITY INTEREST                     1,241,000        2,132,000     201,000

MINORITY INTEREST                       (671,000)          (92,000)    (98,000)
                                 ----------------     ------------  -----------
NET INCOME                      $        570,000      $  2,040,000 $   103,000
                                =================     ============  ===========

                                                                 (Continued)

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
-----------------------------------------------------------------
                                             Year Ended
                                   --------------------------------

                                    June 30,  June 24,     June 25,
                          Notes      1995       1994         1993
                          -----     -------   --------     --------
INCOME PER SHARE:

PRIMARY:
  INCOME BEFORE
    EXTRAORDINARY ITEM*              $ .42       $ .28       $ .13
  EXTRAORDINARY ITEM                              1.72
                                     -----      ------      ------
  NET INCOME PER SHARE                $ .42       $2.00      $ .13
                                    =======      ======     ======
FULLY DILUTED:
  INCOME BEFORE
    EXTRAORDINARY ITEM*               $ .38       $ .28      $ .13
  EXTRAORDINARY ITEM                               1.72
                                     ------     -------     ------
  NET INCOME PER SHARE                $ .38        2.00      $ .13
                                     ======      ======     ======

WEIGHTED AVERAGE NUMBER
  OF COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING:
    PRIMARY                        1,370,000    1,017,000     809,000
    FULLY DILUTED                  1,511,000    1,017,000     809,000


* Net of applicable minority interest.

See notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY
-------------------------------------------------------------------------------
                       Common Stock                     Cumulative
                    Number                Accumulated    Currency
                    Shares      Amount       Defecit    Translation     Total
                  ----------   ---------  -----------  ------------  --------
BALANCE,
 JUNE 26, 1992       808,150  $3,959,000  $ (4,855,000) $ 1,481,000 $  585,000

 Net Income                                    103,000                 103,000

Exercise of stock
  options(Note 10)     1,444       3,000                                 3,000

Foreign Currency
  translation
    adjustment                                             (159,000)  (159,000)
                  ----------  ----------  ------------  ------------  ---------
BALANCE,
 JUNE 25, 1993       809,594   3,962,000    (4,752,000)   1,322,000    532,000

 Net Income                                  2,040,000               2,040,000

 Issuance of Common
  Stock(Notes 11&12) 328,718      760,000                               760,000

 Exercise of stock
  options(Note 10)    13,250       31,000                                31,000

  Foreign Currency     translation
       adjustment                                            263,000    263,000
                  ----------  ----------  ------------  ------------  ---------
BALANCE,
  JUNE 25, 1994     1,151,562   4,753,000    (2,712,000)   1,585,000  3,626,000

 Net Income                                     570,000                 570,000

 Issuance of Common
  Stock                 2,065       7,000                                 7,000

 Exercise of stock
  options(Note 10)     27,375      62,000                                62,000

 Foreign Currency
  translation
    adjustment                                              154,000     154,000
                  ----------  ----------  ------------  ------------  ---------
 BALANCE,
  JUNE 30, 1995    1,181,002  $4,822,000  $ (2,142,000)  $1,739,000  $4,419,000
                  ==========  ==========  ============    =========  ==========

See notes to consolidated financial statements.

TRIO-TECH  INTERNATIONAL   AND  SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Year Ended
                                       ---------------------------------------
                                       June 30,         June 24,      June 25,
                                         1995             1994          1993
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                            $   570,000    $ 2,040,000  $   103,000
 Adjustments to reconcile net loss to
  cash provided by operations:
 Depreciation and amoritization          1,644,000      1,601,000     1,118,000
 (Gain)/loss on sale of property and
   equipment                                 2,000        (21,000)
  Extraordinary income on
      extinguishment of debt                           (1,751,000)
  Effect of exchange rate changes on
      operating assets                     148,000        229,000      (118,000)
  Changes in assets and liabilities:
      Accounts receivable: net            (868,000)      (152,000)      235,000
      Notes and other receivables          106,000       (113,000)       (9,000)
      Inventories                         (127,000)       (52,000)      470,000
      Prepaid expenses and other
       current assets                     (15,000)        (19,000)       56,000
      Other assets                        (23,000)          3,000        73,000
      Accounts payable and accrued
       expenses                            399,000        (207,000)     202,000
      Deferred taxes                        17,000          12,000       75,000
                                        ----------    ------------  -----------
          Total adjustments              1,283,000        (470,000)   2,214,000
                                        ----------    ------------  -----------
          Net cash provided by
           operatating activities        1,853,000       1,570,000    2,317,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Certificates of deposit                 (266,000)        653,000     (414,000)
  Capital expenditures, net             (1,394,000)     (1,006,000)  (1,319,000)
  Minority interest                        696,000         132,000      (65,000)
  Proceeds from sale of property
   and equipment                           218,000         338,000
  Purchase of investment                                  (100,000)
                                          ----------    ------------  ----------
          Net cash provided by (used in)
           investing activities           (746,000)         17,000   (1,798,000)

                                                           (Continued)

TRIO-TECH  INTERNATIONAL   AND  SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Year Ended
                                       ---------------------------------------
                                       June 30,         June 24,      June 25,
                                         1995             1994          1993

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on notes payable and li$e   (111,000)      $ (2,092,000) $  (724,000)
  Borrowings under notes payable                            46,000      169,000
  Principal payments of long-term
   obligations and capitalized leases  (508,000)          (743,000)    (555,000)
  Proceeds from long-term obligations
    and capitalized leases               23,000
  Issuance of common stock               69,000            643,000        3,000
                                  -------------       ------------  -----------
  Net cash used in financing
   activities                          (527,000)        (1,582,000)    (167,000)
                                  -------------       ------------  -----------
EFFECT OF EXCHANGE RATE ON CASH        (427,000)           (99,000)
                                  -------------       ------------  -----------
NET INCREASE/(DECREASE) IN CASH         153,000            (94,000)     352,000

CASH, BEGINNING OF PERIOD               521,000            615,000      263,000
                                  -------------        -----------  -----------
CASH, END OF PERIOD               $     674,000        $   521,000  $   615,000

SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION
  Cash paid during the period for:
  Interest                        $  162,000           $  300,000   $  535,000
  Income taxes                    $  440,000           $  181,000   $  66,000

SUPPLEMENTAL DISCLOSURE OF NONCASH
TRANSACTIONS  :

In October 1993, the Company acquired a 73% equity interest in Prestal Enterprise Sdn Bhd in exchange for
73,873 shares of common stock of the Company totaling $148,000.

        Assets acquired           $   61,000
        Liabilities Assumed           (1,000)
        Cost in excess of net
         assets acquired              88,000
                                  ----------
                                  $  148,000
                                                         (Concluded)

[FN]
See notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1995, JUNE 24, 1994 AND JUNE 25, 1993
---------------------------------------------------------------------
1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Principles of Consolidation - Trio-Tech International (the "Company" or "TTI") is a designer and manufacturer of equipment used to test the structural integrity of semiconductor devices that must meet high-reliability specifications. The Company also owns and operates testing facilities that perform structural and electronic testing of semiconductor devices and acts as a distributor of electronic testing equipment in Singapore and other Southeast Asian countries. The consolidated financial statements include the accounts of the Company and its principal subsidiaries: Trio-Tech International Pte Ltd (TTI Pte), Trio-Tech Test Services Pte Ltd (TTTS Pte), Express Test, European Electronic Test Centre
    (EETC), Trio-Tech Bangkok (TTBkk), Trio-Tech Malaysia (TTM) (a 55%-owned joint venture of Trio-Tech International Pte. Ltd) and Prestal Enterprise Sdn Bhd (PESB) (a 73% owned subsidiary of Trio-Tech International Pte Ltd). In 1994, the Company entered into a joint venture in the Peoples Republic of China. The amount of this investment was minimal at June 30, 1995. All material intercompany transactions, profits and balances have been eliminated.

    Accounting Period - The Company's fiscal reporting period coincides with the 52-53 week period ending on the last Friday in June.

    Inventories - Inventories are stated at the lower of cost, using the first-in, first-out (FIFO) method, or market.

    Property, Equipment and Capitalized Leases - Property, equipment and capitalized leases are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided over the estimated useful lives of the assets or the terms of the leases, whichever is shorter, using the straight-line method. Estimated useful lives range from 3 to 45 years. Capital grants from the Industrial Development Authority in Ireland are accounted for when claimed by reducing the cost of the related assets. The grants are amortized over the depreciable lives of those assets.

    Foreign Currency Translation - All assets and liabilities of operations outside the United States have been translated at the foreign exchange rates in effect at year-end. Revenues and expenses for the year are translated at average exchange rates in effect during the year. Unrealized translation gains and losses are not included in determining net income but are accumulated and reported as a separate component of shareholders' equity. Net realized gains and losses resulting from foreign currency transactions are credited or charged to income.

    Other Assets - The excess of cost over net assets acquired is included in other assets and is being amortized over 5-10 years. The Company reviews the carrying value of all intangible assets on a regular basis, and if future cash flows are believed insufficient to recover the remaining carrying value of an intangible asset, the carrying value is written down in the period the impairment is identified to its future recoverable value.

    Taxes on Income - The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, " Accounting for Income Taxes." This Statement requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred taxes and liabilities are computed annually for differences between the financial statement basis and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

    Research and Development Costs -The Company incurred research and development costs of $51,000 in 1995, $71,000 in 1994 and $9,000 in 1993,
    which were charged to cost of sales as incurred.

    Income per Share - Income per share is based upon the weighted average number of shares outstanding and common stock equivalents (consisting of stock options), excluding those common stock equivalents which would be anti-dilutive.

    Reclassification - Certain reclassifications have been made to the previous year's financial statements to conform to current year presentation.

2.  INVENTORIES

    Inventories consist of the following:

                                                June 30,  June 24,
                                                  1995       1994
                                                -------   --------
      Raw materials                          $   559,000  $  541,000
      Work in progress                           403,000     402,000
      Finished goods                             230,000     122,000
                                              ----------  ----------
                                              $1,192,000  $1,065,000
                                              ==========  ==========

    Included in the inventory balance as of June 30, 1995 and June 24, 1994 are amounts totaling approximately $137,000 and $116,000, respectively, which are not expected to be sold within one year.


3.  PROPERTY, EQUIPMENT AND CAPITALIZED LEASES

    Property, equipment and capitalized leases consist of the following:

                                               June 30,     June 24,
                                                1995          1994
                                                ------      --------
      Building and improvements             $ 2,329,000  $ 1,824,000
      Leasehold improvements                    982,000      797,000
      Machinery and equipment                11,122,000    9,578,000
      Furniture and fixtures                  1,673,000    1,526,000
      Equipment under capital leases          1,227,000    1,111,000
                                           ------------  -----------
                                             17,333,000   14,836,000
      Less:
        Accumulated depreciation and
          amortization                       11,002,000    8,759,000
        Accumulated amortization on
          equipment under capital leases      1,066,000      890,000
                                           ------------    ---------
                                            $ 5,265,000  $ 5,187,000
                                            ===========  ===========

4.  OTHER ASSETS

    Other assets consist of the following:
                                                 June 30,       June 24,
                                                   1995           1994
                                                  -------       --------
      Cost in excess of net assets
        acquired, net of accumulated
        amortization of $340,000 (1995)
        and $264,000 (1994)                       $301,000      $367,000
      Other                                        232,000       219,000
                                                 ---------     ---------
      Total                                       $533,000      $586,000
                                                  ========      ========

5.  NOTES PAYABLE

   The Company's subsidiary, TTI Pte, has a secured credit agreement with a bank which provides for a total line of credit of $655,000. The agreement contains certain debt covenants including maintaining a minimum net worth of $2,400,000 at TTI Pte. Borrowings under the line were $219,000 and $294,000 at the end of fiscal 1995 and 1994, respectively. The interest rate on borrowings is at the bank's prime rate (7% at June 30, 1995) plus 3%. Borrowings under this agreement are collateralized by substantially all of TTI Pte's assets.

   The Company's subsidiary, TTM, has a secured credit agreement with a bank which provides for a total line of credit of $234,000. At June 30, 1995, there were no borrowings outstanding. The line of credit bears interest at the bank's reference rate plus 2%.

   Included in Notes Payable are past due shareholder notes owed to the former owners of Express Test of $36,000 at the end of fiscal 1994. The notes were fully repaid in fiscal 1995.

6.  ACCRUED EXPENSES

    Accrued expenses consist of the following:
                                                June 30,     June 24,
                                                  1995         1994
                                                --------     --------
      Payroll and related                     $1,486,000    $1,113,000
      Other                                      760,000       902,000
                                              ----------    ----------
      Total                                   $2,246,000    $2,015,000
                                              ==========    ==========

7.  LONG-TERM DEBT AND CAPITALIZED LEASES

    Long-term debt and capitalized leases consist of the following:
                                                            June 30,  June 24,
                                                              1995      1994
                                                              ----      ----
      Capitalized lease obligations, due in
        various installments through 1997, bearing
        interest at approximately 8.25%,
        collateralized by leased assets (see Note 9)        $  56,000 $  105,000


      Term notes payable, due in monthly
        installments through 2000, bearing
        interest at 3% above bank reference
        rate (7% at June 30, 1995), collateralized
        by substantially all of TTI Pte's assets              378,000    564,000

      Term notes payable, due in monthly
        installments through 1996, bearing
        interest at 5.53%.                                    267,000    308,000

      Term loan, due in quarterly installments
        through 1995, bearing interest at 11%.                           143,000

      Mortgage loan, due in monthly
        installments through 1997, bearing interest
        at 1.5% above bank reference rate (13% at
        June 30, 1995), collateralized by land and building
        in TTBkk.                                             315,000    381,000

      Note payable to officer and share-
        holder, bearing interest
        at 10%, due January 1, 1996, unsecured.                 40,000    40,000
                                                         -------------  --------
                                                             1,056,000 1,541,000
        Less current portion                                  459,000    602,000
                                                         ------------ ----------
                                                          $   597,000 $  939,000
                                                          =========== ==========

    Maturities of long-term debt as of June 30, 1995 are as follows (exclusive of capital lease obligations):

      Fiscal
       Year
       ----
       1996                                  $   453,000
       1997                                      325,000
       1998                                      193,000
       1999                                       29,000
                                                  ------
                                              $1,000,000
                                              ==========

8.  TAXES ON INCOME

    The provision for income taxes consists of the following:

                                                  Year Ended
                                        -----------------------------
                                           June 30,June 24,  June 25,
                                             1995    1994      1993
                                             ----    ----      ----
       Current:
          Domestic                     $   3,000  $    3,000   $    -
          Foreign                        457,000     245,000     293,000
                                      ----------   ---------   ---------
                                         460,000     248,000     293,000
                                      ----------   ---------   ---------
        Deferred:
          Domestic
          Foreign                       (17,000)     (12,000)     75,000
                                     -----------   ---------- ----------

                                      $ 443,000     $236,000    $368,000
                                      =========     ========    ========
   The pre-tax income (before extraordinary item and minority interest) related to domestic and foreign operations is as follows:

                                                  Year Ended
                                    ------------------------------------

                                     June 30,       June 24,    June 25,
                                      1995             1994      1993
                                      ----             ----      ----
      Domestic                   $   320,000          $220,000  $(83,000)
      Foreign                      1,364,000           397,000    652,000
                                 -----------        ----------  ---------
                                  $1,684,000          $617,000  $569,000
                                  ==========          ========  ========

The reconciliation between the U.S. federal statutory tax rate and the effective income tax rate is as follows:

                                                      Year Ended
                                          ---------------------------

                                        June 30,   June 24,    June 25,
                                          1995       1994        1993
                                          ----       ----        ----
      Statutory federal tax rate            35%        35%         34%
      Foreign income taxed at lower rates   27%        27%         27%
      Unbenefitted losses                                          4%
      Utilization of federal net operating
       loss carryforwards                  (35%)      (24%)
      Other                                 (1%)
                                            ----   ---------     --------
      Effective rate                        26%        38%          65%
                                            ===       ====          ===

The Company files income tax returns in several countries. Income in one country is not offset by losses inanother country. Accordingly, no benefit is provided for losses in countries except where the loss can be carried back against income recognized in previous years. Income taxes are provided in those countries where income is earned. The effect of providing tax against profits while not providing benefit for losses results in an effective tax rate which differs from the federal statutory rate.

Deferred income taxes arise from temporary differences in the recognition of certain revenues and expenses for tax and financial statement purposes. The components of deferred tax assets (liabilities) are as follows:

                                               June 30,    June 24,
                                                 1995        1994
                                               --------    --------
    Deferred tax assets:
      Net operating loss carry forward       $1,109,000    $1,138,000
      Accrued vacations                          36,000        28,000
      Reserve for obsolescence                  131,000       141,000
      Other                                       4,000         4,000
                                             ----------   -----------
      Total deferred tax assets               1,280,000     1,311,000
                                              ---------     ---------
    Deferred tax liabilities:
      Depreciation                             (774,000)     (866,000)
      Other                                    (123,000)      (19,000)
                                            ------------  ------------
      Total tax liabilities                    (897,000)     (885,000)
                                           -------------  ------------
          Subtotal                              383,000        426,000
    Valuation allowance                      (1,253,000)    (1,279,000)
                                             -----------    -----------
    Net deferred tax liability                $(870,000)     $(853,000)
                                              ==========     =========

    At June 30, 1995, the Company has net operating loss carryforwards of approximately $3,262,000 available to offset future U.S. federal taxes, which primarily expire between 2005 and 2008.

9.  COMMITMENTS AND CONTINGENCIES

    The Company leases certain of its facilities and equipment under long-term agreements expiring at various dates through 2030. Certain of these leases require the Company to pay real estate taxes and insurance and provide for escalation of lease costs based on certain indices. Future minimum payments under capital leases and noncancellable operating leases as of June 30, 1995 are as follows:

                                            Operating Leases
                                           ----------------------
                    Capital      Rental     Sublease   Net Rental
     Fiscal Year    Leases    Commitment      Income   Commitment
     -----------    ------    ----------     --------  ----------
         1996     $   47,000      $  540,000    $364,000  $  176,000
         1997         12,000         253,000     151,000     102,000
         1998                         86,000                  86,000
         1999                         58,000                  58,000
         2000                         58,000                  58,000
         Thereafter                1,774,000               1,774,000
                    --------      ----------   ---------  ----------
      Total minimum
       lease payments 59,000      $2,769,000    $515,000  $2,254,000
                                  ==========    ========  ==========

        Less amount
            representing
 interest             (3,000)
                   ----------
   Capital lease
       obligations   $56,000
                     =======

    Total rental expense on all operating leases, both cancelable and noncancelable, amounted to $461,000 in 1995, $433,000 in 1994 and $369,000 in 1993. Total rental income under sublease was $124,000 in 1995, $121,000 in 1994 and $182,000 in 1993.

10. SHAREHOLDERS' EQUITY

   The Company has a qualified stock option plan (the Plan) under which officers, directors and employees are eligible to receive options to purchase shares of the Company's common stock at a price that is not less than 100 percent of the fair market value at the date of grant. There are 125,000 shares authorized for grant under the Plan. Additionally, the Board of Directors issues non-qualified options at their discretion at a price not less than fair market value at the date of grant. There are 125,000 shares authorized for grant under the non-qualified plan. The following table summarizes the stock option activity for the three years ended June 30, 1995:

                                        Number of Shares           Option Price
                                        ----------------           ------------
                                   Non-qualified       Qualified
                                   -------------       ---------
      Balance, June 26, 1992               55,000     123,488    $ 2.28 to $3.00

        Options granted                               15,750     $ 2.28 to $2.44
        Options exercised                             (1,444)    $ 2.28
      Options expired                                 (27,775)   $ 2.28
                                      -----------     -------
      Balance, June 25, 1993               55,000     110,019    $ 2.28 to $3.00
        Options granted                    63,000       3,250    $ 2.28 to $2.40
        Options exercised                             (13,250)   $ 2.28 to $2.44
        Options expired                                (3,856)   $ 2.28 to $2.44
                                      ------------    -------
      Balance, June 24, 1994               118,000     96,163    $ 2.28 to $3.00
        Options granted                     16,000               $ 3.25
        Options exercised                  (15,000)   (12,375)   $ 2.28
        Options expired                       (750)    (1,900)   $ 2.28
                                         ----------    -------
      Balance, June 30, 1995               118,250     81,888    $ 2.28 to $3.25
                                           =======     ======

      Shares exercisable                   81,315      77,498
                                           ======      ======
11. COMMON STOCK

   In December 1993, the Board of Directors approved the private placement of up to 312,500 shares of restricted common stock. The common stock was offered to qualified investors (up to 187,500 shares) as well as certain employees and management of the Company (up to 125,000 shares) at a price of $2.40 per share. The price represents the fair market value of the stock on
   that date.       The investors are restricted from selling their shares of
   common stock for two years from the date of purchase. In connection with the private placement, 254,845 shares of common stock were issued raising $612,000 in capital.

   In October 1994, the Board of Directors approved a one-for-four reverse stock split (the "Reverse Split"). Common stock and stock options have been retroactively adjusted for the split.

12.RELATED PARTY TRANSACTION

   In October 1993, the Company purchased a 73% equity interest in Prestal Enterprise Sdn Bhd from an Officer and Director of the Company in exchange for 73,873 shares of common stock of the Company valued at $148,000.

13.EXTRAORDINARY ITEM

   In December 1993, the Company entered into a settlement arrangement with a bank whereby $3,612,000 of debt and accrued interest was satisfied in exchange for a cash payment of $1,800,000. This transaction resulted in a gain of $1,751,000 (net of applicable taxes of $61,000) on extinguishment of debt which is reflected as extraordinary income in fiscal 1994.

14. BUSINESS SEGMENTS

    The Company operates principally in three industry segments, the designing and manufacturing of equipment that tests the structural integrity of integrated circuits and other products which measure the rate of turn, the testing service industry that performs structural and electronic tests of semiconductor devices and the distribution of various products from other manufacturers in Singapore and Southeast Asia.

    The allocation of the cost of equipment, the current year investment in new equipment and depreciation expense have been made on the basis of the primary purpose for which the equipment was acquired.

    The Company's wholly owned subsidiary, TTI Pte. in Singapore (including TTI Pte.'s wholly owned subsidiaries TTTS Pte and TTBk, 55% owned joint venture of Trio-Tech Malaysia, another subsidiary wholly owned by Trio-Tech Malaysia and 73% owned PESB), operates in the manufacturing, the testing service and the distribution industry segments.

    All intersegment sales are sales from the manufacturing segment to the testing and distribution segment. Corporate assets mainly consist of cash and prepaid expenses. Corporate expenses mainly consist of salaries, insurance, professional expenses and directors' fees.

                                    1995         1994         1993
                                    ----         ----         ----
      Revenues:
        Manufacturing           $ 7,202,000  $ 5,127,000  $ 5,845,000
        Testing                   8,825,000    7,050,000    8,238,000
        Distribution              4,879,000    3,948,000    2,318,000
        Less intersegment
          sales                  (1,418,000)    (960,000)    (679,000)
                                ------------    --------    ---------
            Total revenues       $19,488,000 $15,165,000  $15,722,000
                                 =========== ===========  ===========

      Operating profit:
        Manufacturing            $    35,000 $    159,000  $  (382,000)
        Testing                    1,476,000      859,000      687,000
        Distribution                (86,000)    (142,000)      198,000
                                   ---------    ---------     ---------
        Total operating
            profit                1,425,000      876,000       503,000
      Corporate income (expenses)    22,000      328,000       426,000
                                 ---------- ------------  ------------
        Total operating profit $  1,547,000  $ 1,204,000  $   929,000
                               ============  ===========  ===========

Depreciation and
        amortization:
        Manufacturing         $     194,000 $    200,000  $   213,000
        Testing                   1,417,000    1,350,000      820,000
        Distribution                 33,000       51,000       85,000
                               ------------  -----------  -----------

          Total depreciation
            and amortization   $  1,644,000 $  1,601,000  $ 1,118,000
                               ============ ============  ===========

<COMMENT>
                                    1995         1994         1993
                                    ----         ----         ----
      Capital expenditures:
        Manufacturing         $     648,000  $   106,000  $  266,000
        Testing                     745,000      880,000   1,312,000
        Distribution                  1,000       20,000      55,000
                               ------------  -----------   ----------
            Total capital
              expenditures     $  1,394,000  $ 1,006,000  $1,633,000
                               ============  ===========  ===========

      Identifiable assets:
        Manufacturing           $ 3,648,000  $ 3,150,000  $ 3,571,000
        Testing                   7,649,000    6,893,000    7,351,000
        Distribution              1,309,000    1,175,000    1,255,000
        Corporate                    40,000       80,000       66,000
                                -----------  -----------  -----------


            Total assets        $12,646,000  $11,298,000  $12,243,000
                                ===========  ===========  ===========

      Revenues:
        United States           $ 3,879,000  $ 2,795,000  $ 3,515,000
        Southeast Asia           15,714,000   12,445,000   12,052,000
        Ireland                   1,313,000      885,000      834,000
          Less sales between
            geographic areas     (1,418,000)    (960,000)    (679,000)
                                -----------  -----------  -----------
                                $19,488,000  $15,165,000  $15,722,000
                                ===========  ===========  ===========

      Operating (loss) profit:
        United States           $   151,000  $  (110,000) $  (380,000)
        Southeast Asia            1,276,000    1,059,000      982,000
        Ireland                      (2,000)     (73,000)     (99,000)
                                -----------  -----------  -----------
          Total operating profit  1,425,000      876,000      503,000
       Corporate income (expenses)  122,000      328,000      426,000
                                    ------- ------------ ------------
          Total operating profit$  1,547,000  $ 1,204,000 $    929,000
                                ============  ============ ============

      Assets:

        United States          $  1,468,000  $ 1,404,000  $ 1,562,000
        Southeast Asia           10,368,000    9,301,000    9,934,000
        Ireland                     810,000      593,000      747,000
                               ------------  -----------  ------------
                                $12,646,000  $11,298,000  $12,243,000
                                ===========  ===========  ===========

    The Company exports a portion of its equipment. Export sales by geographic area are as follows:
                                             Year Ended
                                   -----------------------------------

                                   June 30,     June 24,    June 25,
                                     1995        1994         1993
                                     ----       -------     --------
      Southeast Asia            $   976,000   $  501,000  $   991,000
      Europe                        595,000      227,000       60,000
      All others                    153,000      513,000      160,000
                               ------------ ------------ ------------
                                 $1,724,000   $1,241,000   $1,211,000
                                 ==========   ==========   ==========

    The Company had two major customers which accounted for 15% and 12% of the Company's sales during fiscal year 1995. A single customer accounted for 16% of sales during fiscal year 1994. Two customers accounted for 15% and 13% of sales during fiscal 1993. The Company has no significant concentration of credit risks other than discussed above.

15. SUBSEQUENT EVENTS

    On August 24, 1995, the Company was named in a civil action brought against 106 defendants alleging that they may have caused or contributed to soil and groundwater contamination that required the plaintiff to pay $3,750,000 to the Federal Environmental Protection Agency to settle. The Company has not
    yet had the opportunity to investigate the allegations.    In the opinion of
    management, based on its present information, this matter should not have a material impact on the Company's consolidated financial position or results of operations.

TRIO-TECH  INTERNATIONAL   AND  SUBSIDIARIES
SCHEDULE VIII   VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
-----------------------------------------------------------------------
                                                 Allowance
                                                    for    Reserve
                                                 Doubtful    for
                                                 Accounts  Inventory

Balance at June 26,1992                            85,000   363,000

Additions charged to cost and expense               41,000   114,000
Write offs                                         (60,000)  (56,000)
Balance at June 25, 1993                            66,000   421,000

Additions charged to cost and expenses               6,000   121,000
Write offs                                         (15,000)  (97,000)
Balance at June 24, 1994                            57,000   445,000

Additions charged to cost and expenses               4,000    11,000
Recoveries                                         (11,000)  (22,000)
Write-offs                                         (40,000)   (6,000)
Balance at June 30, 1995                         $  10,000  $428,000

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
EXHIBIT 11.1
STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS



                                                         YEAR ENDED

                                        JUNE 30,      JUNE 24,      JUNE 25,
                                          1995          1994          1993

Income (loss) before
 extraordinary item   (2)            $   570,000   $  289,000   $   103,000
Extraordinary item                                      1,751,000
Net income (loss)                (2) $   570,000   $2,040,000   $   103,000

Primary earnings per share:
  Weighted average number
    of common shares outstanding        1,162,000     1,009,000      809,000

  Dilutive effect of stock options
    and warrants after application
    of treasury stock method              208,000         8,000              (1)

Number of shares used to compute
  primary earnings per share            1,370,000     1,017,000      809,000



Primary earnings per share:
  Income before extraordinary item     $0.42        $0.28         $0.13
    Extraordinary item                               1.72
Net income per share                   $0.42        $2.00         $0.13

Fully diluted earnings per share:
  Weighted average number
    of common shares outstanding        1,162,000     1,009,000      809,000

  Dilutive effect of stock options
    and warrants after application
    of treasury stock method              349,000         8,000              (1)

Number of shares used to compute
  fully diluted earnings per share      1,511,000     1,017,000      809,000



Fully diluted earnings per share:
  Income before extraordinary item          $0.38       $0.28         $0.13
  Extraordinary item                                     1.72
Net income per share                        $0.38       $2.00         $0.13


(1) The earnings per share calculations were made without considering the effects of the exercise of outstanding stock options,as they are antidilutive.
(2) Net of applicable minority interest.