Form 10-Q
period 1995-09-29
TRIO TECH INTERNATIONAL
filed 1995-11-13
CIK 732026

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549



           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 29, 1995

Commission File Number 0-13914

                     TRIO-TECH INTERNATIONAL
                     -----------------------

     (Exact name of Registrant as specified in its Charter)

               California                                   95-2086631
               ----------                                   ----------

     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                  Identification Number)

       355 Parkside Drive, San Fernando, California 91340
       --------------------------------------------------

      (Address of principle executive offices)  (Zip Code)

Registrant's Telephone Number:  818-365-9200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed with the Commission by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            YES   X             NO
               -------            -------


As of October 31, 1995, the Registrant had outstanding approximately 1,192,702* Shares of Common Stock.

* See PART II. OTHER INFORMATION, ITEM 2 in connection with a 1-for-4 reverse stock split, whose effective date of record was October 13, 1994.



This document contains a total of 8 pages.

                          ITEM 1. FINANCIAL STATEMENTS

                            TRIO-TECH INTERNATIONAL
                     (Condensed Consolidated Balance Sheet)
                                  (unaudited)
                                 (In Thousands)

                                                  Sep. 29   Jun. 30,
                                                    1995      1995
                                                  -------   -------

ASSETS
CURRENT ASSETS
    Cash                                          $    885  $    674
    Certificates of deposit                          1,050       553
    Accounts receivable - net                        5,086     4,140
    Notes & other receivables                          178       186
    Inventories                                      1,260     1,192
    Prepaid expenses                                   235       103
                                                  --------  --------

        Total current assets                         8,694     6,848
                                                  --------  --------


PROPERTY, EQUIPMENT AND CAPITALIZED LEASES, NET      5,229     5,265
OTHER ASSETS                                           457       533
                                                  --------  --------

TOTAL ASSETS                                      $ 14,380  $ 12,646
                                                  ========  ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Notes payable                                 $     40  $    219
    Accounts payable                                 2,238     1,643
    Accrued expenses                                 2,502     2,246
    Income taxes payable                               941       592
    Current portion of long-term debt and              420       459
                                                  --------  --------
capitalized leases
        Total current liabilities                    6,141     5,159
                                                  --------  --------


LONG-TERM DEBT AND CAPITALIZED LEASES,
    Net of current portion                             556       597
DEFERRED TAXES                                         844       870
MINORITY INTEREST                                    2,092     1,601

SHAREHOLDERS' EQUITY:
    Common stock; authorized, 2,500,000 shares;
        issued and outstanding, 1,181,002
        shares at September 29, 1995
        and June 30, 1995 stated at                 4,822     4,822
    Accumulated deficit                            (2,022)   (2,142)
    Cumulative currency translation                 1,947     1,739
                                                   -------   -------

        Total shareholders' equity                  4,747     4,419
                                                   -------   -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $ 14,380  $ 12,646
                                                  ========  ========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            TRIO-TECH INTERNATIONAL
                  (Condensed Consolidated Statement of Income)
                                  (unaudited)
                 (In Thousands, except Earnings per Share Data)

                                                   THREE MONTHS ENDED
                                                   ------------------

                                                  SEP. 29,   SEP. 30,
                                                    1995       1994
                                                   -------    -------

Revenues                                           $  5,733   $  4,108
Cost of revenues                                      3,721      2,792
                                                   --------   --------
    Gross profit                                      2,012      1,316
                                                   --------   --------
Selling, general & administrative expenses            1,275      1,230
                                                   --------   --------
Income from operations                                  737         86
                                                   --------   --------

Other income (expense):
    Interest expense                                   (41)       (45)
    Other income (expense)                              184        215
                                                     ------   --------
        Total                                            43       170
                                                    -------    -------
Income before income taxes and minority interest        880        256
Income taxes                                            360        139
                                                   --------    -------
Income before minority interest                         520        117

Minority interest                                       400         82
                                                   --------   --------
Net income                                         $    120   $     35
                                                   ========   ========
Net income per share:
Primary                                            $   0.08   $   0.03
Fully diluted                                      $   0.06   $   0.03

Weighted average number of shares outstanding
Primary                                           1,594,558  1,159,598
Fully diluted                                     1,950,567  1,159,598

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            TRIO-TECH INTERNATIONAL
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unadited)
                                 (In Thousands)
                                                  THREE MONTHS ENDED
                                                  ------------------
                                                  SEP. 29,  SEP. 30,
                                                    1995       1994
                                                  --------   --------

Net income                                        $     120  $      35


Cash flows from operating activities:

Adjustments to reconcile net income to

    Cash provided by operations:
    Depreciation and amoritization                      140        286
    Effect of exchange rate changes on
        Operating assets                                 82         27
    Changes in assets and liabilities:
        Accounts receivable, net                      (946)        163
        Notes and other receivables                       8      (153)
        Inventories                                    (68)      (265)
        Prepaid expenses & other current assets       (132)       (40)
        Other assets                                     60        (3)
        Accounts payable and accrued expenses         1,200         88
        Deferred taxes                                 (26)         20
Net cash provided by  operating activities              438        158
                                                  ---------  ---------
Cash flows from investing activities:
    Certificates of deposit                           (497)       280
    Capital expenditures, net                          (88)      (512)
    Minority interest                                  587         72
                                                   --------   --------
Net cash provided by  investing activities               2        160)
                                                   --------    -------
Cash flows from financing activities:
   Payments on notes payable and lines of credit      (179)       40
    Proceeds from long-term debt and
        capitalized leases                             19         15
    Principal payments of long-term debt
        capitalized leases                             (99)      (133)
    Issuance of common stock                                       3
                                                    -------   --------

Net cash used in financing activities                 (259)       (75)
                                                  ---------   --------

Effect of exchange rate on cash                          30         20
Net increase (decrease) in cash                         211       (57)
Cash, beginning of the period                           674        521
                                                  ---------  ---------

Cash , end of the period                          $     885  $     464
                                                  =========  =========

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest paid                                      $     39  $      40
Taxes paid                                        $      25  $      31

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

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

The results of operations for the three month period ended September 29, 1995 is not necessarily indicative of the results expected for the full year.

NOTE 2.   Inventories

The composition of inventories is as follows (in thousands):

                                     Sept.29,            June 30,
                                        1995                1995
                                   ------------        -----------

     Raw Materials                 $        589        $        559
     Work in Process                        316                 403
     Finished Goods                         355                 230
                                   ------------        ------------

          Total                    $      1,260        $      1,192
                                   ============        ============

NOTE 3.   Other Assets

The composition of other assets is as follows (in thousands):

                                     Sept. 29,           June 30,
                                        1995                1995
                                   ------------        ------------

     Goodwill (net of amortization)$       281         $         301
     Other Assets                          176                   232
                                   -----------         -------------

          Total                    $       457         $         533
                                   ===========         =============

NOTE 4.   Common Stock

In October, 1994 the Board of Directors approved a one-for-four reverse stock split. Common stock and stock options have been retroactively adjusted for the split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.   Liquidity and Capital Resources

The Company's working capital improved $ 864,000 during the first quarter. This is due to improvement in sales and profitability.

The Company's subsidiary, TTI Pte, has a secured credit agreement with a bank which provides for a total line of credit of $ 655,000. The Company's subsidiary, TTM, has a secured credit agreement with a bank which provides for a total line of credit of $234,000. There were no borrowings under these lines as
of September 29, 1995.   There is no current financing available to fund
operations outside of the far east region.

2.   Material Changes in Financial Position

There were no material changes in the financial position of the Company during the three month period ending September 29, 1995.

3.   Material Changes in Results of Operations

     (a) Comparison of the Three Month Period Ending September 29, 1995 and September 30, 1994.

The Company recorded $ 120,000 of profit during the first quarter ($ 35,000 for the three months ended September 30, 1994). Sales have increased by 40% in the three month period ending September 29, 1995 as compared to the corresponding period in the previous year. Gross margins have improved by 3% to 35% for the period ended September 29, 1995, as compared to 32% for the corresponding period in the previous year. Selling, general and administrative expenses have increased $45,000 (4%) as a result of the increase in sales activity and have decreased as a percentage to sales to 22% for the three months ended September 29, 1995, as compared to 30% for the three months ended September 30, 1994. Interest expenses have declined as a result of a reduction in borrowings against a line of credit. Other income decreased $ 31,000 due to a decrease in realized and unrealized gains. Minority interest has increased significantly mainly due to the improved performance from the Malaysia operations.

                   PART II. OTHER INFORMATION

Item 2.  Changes in securities.

A reverse stock split (the "Reverse Split" ) of the common stock was confirmed with a date of record for determining the Stockholders entitled to participate in the Reverse Split of October 13, 1994. The Reverse Split was a 1-for-4 reverse stock split whereby each outstanding share of existing common stock was automatically converted into one-fourth of a share of common stock. Fractional interests resulting from the Reverse Split were rounded up to the nearest whole share, with half-shares being rounded up to the next whole number. For example, a person holding 101 shares prior to the Reverse Split would now hold 25 shares, the remaining 1/4 share having been canceled and disregarded; persons holding 102 or 103 shares received 26 full shares after the Reverse Split. As of January 31,

 1994 3,724,000 shares had been delivered to the Transfer Agent for the new stock certificates. The Company approximates the number of currently outstanding shares to be 1,192,702.



                           SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              TRIO-TECH INTERNATIONAL
                              -----------------------

                              Registrant



                              By  A. Charles Wilson /s/
                                -----------------------------------------

                                 A. Charles Wilson
                                 Chairman

                              Dated:    November 9, 1995