Form 10-Q
period 1995-12-29
TRIO TECH INTERNATIONAL
filed 1996-02-05
CIK 732026

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549



           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended December  29, 1995

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


As of January 22, 1996, the Registrant had outstanding approximately 1,196,749 Shares of Common Stock.




This document contains a total of 8 pages.

                         PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                            TRIO-TECH INTERNATIONAL
                    (Condensed Consolidated Balance Sheets)
                                  (unaudited)
                                 (In Thousands)
                                                            Dec. 29,    Jun. 30,
                                                              1995       1995
                                                            -------     --------

ASSETS
Current assets:
    Cash                                                     $   985      $  674
    Certificates of deposit                                    1,906         553
    Accounts receivable - net                                  5,190       4,140
    Notes & other receivables                                    163         186
    Inventories                                                1,476       1,192
    Prepaid expenses                                             142         103
                                                          ----------  ----------

        Total current assets                                   9,862       6,848
                                                          ----------  ----------


Property, equipment and capitalized leases - net               5,222       5,265
                                                          ----------  ----------

Other assets - net                                               459         533
                                                          ----------  ----------

TOTAL ASSETS                                              $   15,543  $   12,646
                                                          ==========  ==========

           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Notes payable                                         $       40  $      219
    Accounts payable                                           2,340       1,643
    Accrued expenses                                           2,908       2,246
    Income taxes payable                                       1,267         592
    Current portion of long-term debt and capitalized
      leases
                                                                 389         459
                                                            --------    --------

        Total current liabilities                              6,944       5,159
Long-term debt and capitalized leases                            670         597
Deferred taxes                                                   851         870
Minority interest                                              2,424       1,601

Shareholders' equity:
    Common stock; authorized, 2,500,000 shares; issued and
        outstanding, 1,196,749 shares at December 29, 1995
        and 1,181,002 shares at June 30, 1995 stated at       4,848       4,822
    Accumulated deficit                                      (1,824)     (2,142)
    Cumulative currency translation                           1,620       1,739
                                                           ---------   ---------

        Total shareholders' equity                            4,654       4,419
                                                           ---------   ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $ 15,543    $ 12,646
                                                           =========   =========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            TRIO-TECH INTERNATIONAL
                 (Condensed Consolidated Statements of Income)
                                  (unaudited)
                 (In Thousands, except Earnings per Share Data)
                                        SIX  MONTHS ENDED     THREE MONTHS ENDED
                                      --------------------    ------------------

                                    DEC. 29,    DEC. 30,    DEC. 29,    DEC. 30,
                                       1995       1994         1995        1994
                                   ---------   ---------   ---------   ---------


Revenues                          $ 11,322    $ 9,892     $ 5,591     $ 5,784
Cost of revenues                     7,084       6,801       3,365       4,009
                                  ----------  ----------  ----------  ----------

    Gross profit                     4,238       3,091       2,226       1,775
                                  ----------  ----------  ----------  ----------


Selling, general & administrative    2,761       2,562       1,486       1,332
                                  ----------  ----------  ----------  ----------
expenses
Income from operations               1,477         529         740         443
                                  ----------  ----------  ----------  ----------


Other income (expense):
    Interest expense                   (76)        (90)        (35)        (45)
    Other income (expense)             449         297         265          82
                                  ----------  ----------  ----------  ----------

        Total                          373         207         230          37
                                  ----------  ----------  ----------  ----------


Income before income taxes and minority
   interest                          1,850         736         970         480

Income taxes                           743         331         383         192
                                  ----------  ----------  ----------  ----------


Income before minority interest       1,107         405         587         288

Minority interest                       789         182         389         100
                                  ----------  ----------  ----------  ----------


Net income                        $      318  $      223  $      198  $      188
                                  ==========  ==========  ==========  ==========

Earnings per share:
Primary                          $     0.25  $     0.19  $     0.16  $     0.16
Fully diluted                    $     0.25  $     0.19  $     0.16  $     0.16

Weighted average number of shares
outstanding
Primary                          1,268,091   1,175,462   1,262,453   1,185,636
Fully diluted                    1,276,255   1,175,462   1,248,377   1,185,636

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            TRIO-TECH INTERNATIONAL
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (In Thousands)
                                                               SIX  MONTHS ENDED
                                                             -------------------

                                                            DEC. 29,    DEC. 30,
                                                               1995       1994
                                                           ---------   ---------

Net income                                                  $    318    $    223


Cash flows from operating activities:

Adjustments to reconcile net income to

    Cash provided by operations:
    Depreciation and amortization                               282         308
    Effect of exchange rate changes on
        Operating assets                                       (234)         29
    Changes in assets and liabilities:
        Accounts receivable, net                             (1,050)     (1,054)
        Notes and other receivables                              23        (182)
        Inventories                                            (284)        (22)
        Prepaid expenses & other current assets                 (39)         31
        Other assets                                             39          (3)
        Accounts payable and accrued expenses                 2,034         777
        Deferred taxes                                          (19)         46
                                                           ---------   ---------
Net cash provided by  operating activities                    1,070         153
                                                           ---------   ---------
Cash flows from investing activities:
    Certificates of deposit                                  (1,353)        109
    Capital expenditures, net                                  (486)       (696)
    Minority interest                                           922         162
                                                          ----------  ----------
Net cash used  in  investing activiti                          (917)       (425)
                                                          ----------  ----------


Cash flows from financing activities:
    Payments on notes payable and lines of credit              (219)        25
    Proceeds from long-term debt and
        capitalized leases                                      159         14
    Principal payments of long-term debt
        capitalized leases                                    (116)       (321)
    Issuance of common stock                                    36           3
                                                           ---------   ---------
Net cash used in financing activities                         (140)       (279)
                                                           ---------   ---------

Effect of exchange rate on cash                                 298         337
Net increase (decrease) in cash                                 311        (214)
Cash, beginning of the period                                   674         521
                                                           ---------   ---------
Cash , end of the period                                   $    985    $    307
                                                           =========   =========

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest paid                                               $      57  $      67
Taxes paid                                                  $      76  $      31


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

The results of operations for the three month period ended December 29, 1995 is not necessarily indicative of the results expected for the full year.

NOTE 2.   Inventories

The composition of inventories is as follows (in thousands):

                                     Dec. 29,            June 30,
                                        1995                1995
                                   ------------        -----------

     Raw Materials                      $       584        $        559
     Work in Process                            320                 403
     Finished Goods                             572                 230
                                        -------------       -------------

          Total                         $     1,476         $     1,192
                                        ===========         ===========

NOTE 3.   Other Assets
The composition of other assets is as follows (in thousands):

                                     Dec. 29,            June 30,
                                        1995                1995
                                   ------------        ------------

     Goodwill (net of amortization) $       264         $        301
     Other Assets                           195                  232
                                    ------------       -------------
          Total                     $       459         $        533
                                     ===========       =============

NOTE 4.   Common Stock

In October, 1994 the Board of Directors approved a one-for-four reverse stock split. Common stock and stock options have been retroactively adjusted for the split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.   Liquidity and Capital Resources

The Company's working capital increased from $1,689,000 at June 30, 1995 to $2,918,000 at December 29, 1995 an improvement of $1,229,000 for the first two quarters. This is attributable to an improvement in sales and profitability.

The Company's subsidiary, TTI Pte, has a secured credit agreement with a bank which provides for a total line of credit of $ 655,000. The Company's subsidiary, TTM, has a secured credit agreement with a bank which provides for a total line of credit of $234,000. There were no borrowings under these lines as
of December 29, 1995.   There is no current financing available to fund
operations outside of the far east region.

On December 21, 1995, the Company extended it's credit agreement with ICC Bank plc. The additional term loan of 100,000 Irish Pounds was advanced for a period of 12 years. Interest is at the bank's prime rate (5.618% at December 29,1995) plus 3%.

2.   Material Changes in Financial Position

There were no material changes in the financial position of the Company during the six month period ending December 29, 1995.

3.   Material Changes in Results of Operations

     (a) Comparison of the Six Month Period Ending December 29, 1995 and December 30, 1994.

Sales have increased 14% in the six month period ending December 29, 1995 as compared to the corresponding period in the previous year. Gross margin has improved 6%, from 31% for the period ended December 30, 1994, to 37% for the period ended December 29,1995. This is mainly due to high gross margins from the test labs in Singapore and Malaysia. Selling, general and administrative expenses have increased $ 199,000 (8%) as a result of the increase in sales activity and have decreased as a percentage of sales to 24% for the six months ended December 29,1995 as compared to 26% for the six months ended December 30, 1994. Interest expense has declined as a result of reduced borrowings. Other income increased $ 152,000 due to currency exchange gains. Minority interest has increased $607,000 due to the improved performance from the Malaysia operations.

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


                              TRIO-TECH INTERNATIONAL
                              -----------------------

                              Registrant



                              By
                                -----------------------------------------------
                                 A. Charles Wilson
                                 Chairman

                              Dated:    February 2, 1996