Form 10-Q
period 1996-03-29
TRIO TECH INTERNATIONAL
filed 1996-05-09
CIK 732026

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended March  29, 1996

Commission File Number 0-13914

                            TRIO-TECH INTERNATIONAL

             (Exact name of Registrant as specified in its Charter)

                    California                         95-2086631

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

                    YES   X             NO


As of April 22, 1996, the Registrant had outstanding approximately 1,205,249 Shares of Common Stock.




This document contains a total of 8 pages.

                         PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                            TRIO-TECH INTERNATIONAL
                    (Condensed Consolidated Balance Sheets)
                                  (unaudited)
                                 (In Thousands)

                                                  Mar. 29,  Jun. 30,
                                                   1996      1995


                     ASSETS
Current assets:

    Cash                                          $  1,049  $    674
    Certificates of deposit                          3,227       553
    Accounts receivable - net                        3,667     4,140
    Notes & other receivables                          170       186
    Inventories                                      1,641     1,192
    Prepaid expenses

                                                       136       103

        Total current assets

                                                     9,890     6,848


Property, equipment and capitalized leases - net     5,110     5,265
Other assets - net                                     460       533

TOTAL ASSETS                                      $ 15,460  $ 12,646



      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Notes payable                                  $    44   $   219
    Accounts payable                                 1,508     1,643
    Accrued expenses                                 2,868     2,246
    Income taxes payable                             1,387       592
    Current portion of long-term debt and
       capitalized leases                              571       459

        Total current liabilities                    6,378     5,159

Long-term debt and capitalized leases                  691       597
Deferred taxes                                         864       870
Minority interest
                                                     2,688     1,601

Shareholders' equity:
    Common stock; authorized, 2,500,000 shares;
        issued and outstanding, 1,205,249 shares
        at March 29, 1996 and 1,181,002 shares
        at June 30, 1995 stated at                  4,878     4,822
    Accumulated deficit                            (1,621)   (2,142)
    Cumulative currency translation                 1,582     1,739

        Total shareholders' equity                  4,839     4,419

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $  15,460  $ 12,646

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            TRIO-TECH INTERNATIONAL
                 (Condensed Consolidated Statements of Income)
                                  (unaudited)
                 (In Thousands, except Earnings per Share Data)

                                    NINE  MONTHS ENDED   THREE MONTHS ENDED
                                  MAR. 29,    MAR. 31,   MAR. 29,   MAR. 31,
                                  1996        1995       1996       1995
Revenues                           $ 16,269  $  14,010   $   4,947    $ 4,118
Cost of revenues                      9,869      9,412       2,785      2,611
    Gross profit                      6,400      4,598       2,162      1,507

Selling, general &
administrative expenses               4,148      3,791       1,387      1,229

Income from operations                2,252        807         775        278

Other income (expense):
    Interest expense                   (113)      (139)        (37)       (49)
    Other income (expense)              306         439       (143)        142

        Total                            193        300       (180)         93


Income before income taxes and        2,445      1,107         595        371
minority interest

Income taxes                            947        384         204         53

Income before minority interest       1,498        723         391        318

Minority interest                       977        307         188        125


Net income                         $    521   $    416    $    203   $    193

Earnings per share:
Primary                            $   0.41   $   0.35    $   0.16   $   0.16
Fully diluted                      $   0.41   $   0.35    $   0.16   $   0.15

Weighted average number of
shares outstanding
Primary                               1,267      1,195       1,269      1,239
Fully diluted                         1,277      1,201       1,269      1,253

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            TRIO-TECH INTERNATIONAL
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (In Thousands)
                                                    NINE  MONTHS ENDED
                                                  MAR. 29,    MAR. 31,
                                                  1996        1995

Net income                                         $    521    $    416

Cash flows from operating activities:

Adjustments to reconcile net income to
    Cash provided by operations:
    Depreciation and amortization                      583         911
    Effect of exchange rate changes on
        Operating assets                              (196)      (253)
    Changes in assets and liabilities:
        Accounts receivable, net                       473        (248)
        Notes and other receivables                     16          17
        Inventories                                   (449)        (80)
        Prepaid expenses & other current assets        (33)         18
        Other assets                                    20         (10)
        Accounts payable and accrued expenses        1,282         191
        Deferred taxes                                  (6)         49

Net cash provided by  operating activities           2,211       1,011



Cash flows from investing activities:
    Certificates of deposit                         (2,674)       (371)
    Capital expenditures, net                         (603)       (941)
    Minority interest                                1,114         284
Net cash used  in  investing activities             (2,163)     (1,028)

Cash flows from financing activities:
    Payments on notes payable and lines of
      credit                                          (215)      (114)
    Proceeds from long-term debt and
        capitalized leases                             340         18
    Principal payments of long-term debt
        capitalized leases                             (94)       (455)
    Issuance of common stock                            56            6

Net cash used in financing activities                   87         (545)

Effect of exchange rate on cash                        240          333


Net increase (decrease) in cash                        375        (229)
Cash, beginning of the period                          674         521
Cash , end of the period                           $ 1,049     $   292

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest paid                                      $    112    $    131
Taxes paid                                         $    112    $     40

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                     TRIO-TECH INTERNATIONAL
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   Basis of Presentation

The interim financial statements as of March 29, 1996 and for the nine-month periods ended March 29, 1996 and March 31, 1995 are unaudited. In the opinion of management, the unaudited financial statements include all adjustments necessary, consisting of normal recurring accruals, for a fair presentation of such information. The consolidated results of operations for the nine-month periods ended March 29, 1996 and March 31, 1995 are not necessarily indicative of the results that would be expected for a full year.

NOTE 2.   Inventories

The composition of inventories is as follows (in thousands):

                                     Mar. 29,            Jun. 30,
                                        1996                1995

     Raw Materials              $        773        $        559
     Work in Process                     282                 403
     Finished Goods                      586                 230

          Total                  $     1,641         $     1,192




NOTE 3.   Other Assets

The composition of other assets is as follows (in thousands):

                                     Mar. 29,            Jun. 30,
                                        1996                1995

     Goodwill (net of amortization) $       246         $         301
     Other Assets                           214                   232

          Total                     $       460         $         533

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.   Liquidity and Capital Resources

The Company's working capital increased from $1,689,000 at June 30, 1995 to $3,512,000 at March 29, 1996 an improvement of $1,823,000 for the nine-month period ended March 29, 1996. This is attributable to an improvement in sales and profitability.

The Company's subsidiary, TTI Pte, has a secured credit agreement with a bank which provides for a total line of credit of $ 655,000. The Company's subsidiary, TTM, has a secured credit agreement with a bank which provides for a total line of credit of $234,000. There were no borrowings under these lines as of March 29,1996.

On December 21, 1995, the Company extended its credit agreement with ICC Bank plc. The additional term loan of 100,000 Irish Pounds was advanced for a period of 12 years. Interest is at the bank's prime rate (5.618% at March 29, 1996) plus 3%.

On February 9, 1996, the Company obtained a revolving line of credit of $125,000 from First Interstate Bank bearing interest at 1.5% above the banks reference rate (8.25% at March 29, 1996). Borrowings under the line amounted to $66,000 as of March 29, 1996.

2.   Material Changes in Financial Position

There were no material changes in the financial position of the Company as of March 29, 1996.

3.   Material Changes in Results of Operations
     (a) Comparison of the nine-month periods ended March 29, 1996 and March 31, 1995.

Sales have increased 16% in the nine-month period ended March 29, 1996 as compared to the corresponding period in the previous year. Gross margin has improved 6%, from 33% for the nine-month period ended March 31, 1995, to 39% for the nine-month period ended March 29,1996. This improvement is mainly attributable to higher gross margins realized from test lab work performed in Singapore and Malaysia. Selling, general and administrative expenses have increased $ 357,000 or 9% as a result of increased sales activity and have decreased as a percentage of sales to 25% for the nine months ended March 29,1996 as compared to 27% for the corresponding period in the previous year. Interest expense has declined as a result of reduced borrowings. Other income decreased $ 133,000 due to currency exchange losses. Minority interest has increased $670,000 due to the improved performance from the Malaysia operations.

                           PART II. OTHER INFORMATION

Not applicable

                           SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                              TRIO-TECH INTERNATIONAL

                              Registrant



                              By

                                 A. Charles Wilson
                                 Chairman

                              Dated:    May 9, 1996