Form 10-Q/A
period 1995-03-31
TRIO TECH INTERNATIONAL
filed 1996-09-25
CIK 732026

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

See notes to Condensed Consolidated Financial Statements.

                                             TRIO-TECH INTERNATIONAL
                                  (Condensed Consolidated Statement of Income)
                                 (in thousands, except Earnings per Share Data)
                          NINE MONTHS ENDED              THREE MONTHS ENDED
                       MAR. 31,        MAR. 25,        MAR. 31,        MAR. 25,
                          1995            1994            1995            1994
                              (unaudited)                     (unaudited)
REVENUES               $ 14,010     $    10,840     $     4,118     $     3,520
COST OF REVENUES          9,412           7,403           2,611           2,402
  GROSS PROFIT            4,598           3,437           1,507           1,118

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES 3,791           3,083           1,229             894
INTEREST EXPENSE            139             236              49              87
OTHER INCOME                (39)           (122)           (142)             68
MINORITY INTEREST           307              92             125              78
TOTAL OPERATING EXPENSES  3,798           3,289           1,261           1,127

INCOME (LOSS) BEFORE TAXES
  AND EXTRAORDINARY GAIN    800             148             246              (9)

INCOME TAXES                384             334              53              45

NET INCOME (LOSS) BEFORE
  EXTRAORDINARY GAIN        416            (186)            193             (54)

EXTRAORDINARY GAIN (LOSS)
 (LESS APPLICABLE INCOME
  TAXES OF $50,000)       1,737                            (47)

NET INCOME(LOSS)      $     416     $     1,551    $        193    $      (101)

NET INCOME (LOSS) PER SHARE:
PRIMARY:
  BEFORE EXTRAORDINARY
    ITEM              $    0.35     $    (0.21)    $       0.16    $     (0.06)
  EXTRAORDINARY ITEM                      1.93                           (0.05)
                      $    0.35     $     1.72     $       0.16    $     (0.11)

FULLY DILUTED:
  BEFORE EXTRAORDINARY
    ITEM              $    0.35     $    (0.21)    $       0.16    $     (0.06)
  EXTRAORDINARY ITEM                      1.93                           (0.05)
                      $    0.35     $     1.72     $       0.16    $     (0.11)

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING:
  PRIMARY             1,191,037         898,465       1,222,791         898,465
  FULLY DILUTED       1,197,591         898,465       1,242,455         898,465

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