Form 10-Q/A
period 1995-03-31
TRIO TECH INTERNATIONAL
filed 1996-09-25
CIK 732026

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
                                                  ========  ========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            TRIO-TECH INTERNATIONAL
                  (Condensed Consolidated Statement of Income)
                                  (unaudited)
                 (In Thousands, except Earnings per Share Data)

                                                   THREE MONTHS ENDED
                                                   ------------------

                                                  SEP. 29,   SEP. 30,
                                                    1995       1994
                                                   -------    -------

Revenues                                           $  5,733   $  4,108
Cost of revenues                                      3,721      2,792
                                                   --------   --------
    Gross profit                                      2,012      1,316
                                                   --------   --------
Selling, general & administrative expenses            1,275      1,230
                                                   --------   --------
Income from operations                                  737         86
                                                   --------   --------

Other income (expense):
    Interest expense                                   (41)       (45)
    Other income (expense)                              184        215
                                                     ------   --------
        Total                                            43       170
                                                    -------    -------
Income before income taxes and minority interest        880        256
Income taxes                                            360        139
                                                   --------    -------
Income before minority interest                         520        117

Minority interest                                       400         82
                                                   --------   --------
Net income                                         $    120   $     35
                                                   ========   ========
Net income per share:
Primary                                            $   0.09   $   0.03
Fully diluted                                      $   0.09   $   0.03

Weighted average number of shares outstanding
Primary                                           1,273,728  1,159,598
Fully diluted                                     1,304,132  1,159,598

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