Form 10-K/A
period 1995-06-30
TRIO TECH INTERNATIONAL
filed 1996-09-25
CIK 732026

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-K

           Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 1995  Commission file number 0-13914

                       TRIO-TECH INTERNATIONAL
                       -----------------------


(Exact name of registrant as specified in its charter)

           California                                 95-2086631
- -------------------------------                   ------------------

(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                   Identification No.)

           355 Parkside Drive
         San Fernando, California                    91340
- ----------------------------------------          ----------

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

Based on the closing sales price on August 21, 1995, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $2,338,269.
The number of shares outstanding of the registrant's common stock was 1,181,002 at August 21, 1995.

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

                                     PART I

ITEM 1 - BUSINESS
- -----------------
General
- -------
Trio-Tech International (the Company or the Registrant) was incorporated in California in 1958. The Company is a designer, producer and marketer of environmental testing equipment used to test the structural integrity of semiconductor devices that must meet high-reliability specifications and rate of turn test equipment for aerospace, geographical, laboratory and other applications. In addition, the Company owns and operates facilities where a broad range of structural and electronic tests are performed for manufacturers and end-users of merchant and high-reliability semiconductor devices. The Singapore subsidiary also acts as a distributor for certain test equipment made by other manufacturers.

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
                      ========   ===       ===============       ========  ===

Background Technology
- ---------------------
Semiconductors are fundamental building blocks used in electronic equipment and systems. Integrated circuits (IC) consist of silicon "chips" of semiconductor material that perform electronic functions, encapsulated in packaging material, usually plastic or ceramic, having lead wires that connect to a printed circuit board. Integrated circuits have become increasingly complex, with greater capacity, versatility and smaller size. The protective packaging, whether ceramic, plastic or some other material, is intended to hold the device in place and protect it against corrosion, oxidization, shock, handling, temperature and other problems that can result in the failure of the device. A minute defect in the packaging can cause a semiconductor device to fail prematurely. The Registrant manufactures test equipment for reliability analysis of both ceramic and plastic encapsulated integrated devices.Hermetically sealed (normally ceramic) packaging is required by military,aerospace, telecommunications and other commercial users for semiconductor devices that must have high reliability and long life. It is also used for hybrid circuits and certain other specialized devices, and for semiconductor devices that are produced in smaller quantities. There have been significant advances in the plastics industry, thereby making plastic sealed devices as reliable as ceramic ones. Plastic is the material of choice in the commercial integrated circuit markets, because polymers are less expensive and easier to process than ceramic materials.

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

Products
- --------
The Registrant designs and manufactures environmental testing equipment for testing of ceramic and plastic packaged integrated circuits. The Registrant's products are sold both as separate products and as part of an integrated system for environmental testing.

Centrifuges
- -----------
The Registrant manufactures a line of centrifuges that tests the mechanical integrity of hermetic encased electronic parts. The Registrant's centrifuges are used to identify mechanical weaknesses of devices by spinning them at a specified acceleration, creating a pressure of up to 30,000 g's (900,000 pounds per square inch). This pressure will crack or break packages having certain defects in the hermetic packages. The Registrant also designs the fixtures that are inserted into the centrifuge to hold the semiconductors while they are being tested.

Leak Testers
- ------------
he Registrant also manufactures systems for leak detection in hermetically packaged semiconductor devices. Certain defects may appear in some tests but not in others, so that thorough testing requires three separate leak procedures using different equipment. The Registrant manufactures a range of equipment and systems designed to detect leaks in hermetic packaging by means of visual scanning for bubble trails emanating from defective devices and radioactive detection for ultra fine leaks.

Rate of Turn Tables
- -------------------
This product line includes centrifuges and rate of turn tables that are used in applications for aerospace, electronics, instrumentation, environmental laboratory, medical and geographical fields. Among the commercial applications of these centrifuges are gravity simulation testing of components, assemblies and systems for aerospace, military hardware (accelerometers, devices, fuses, etc.), biomedical research, geophysical testing, automotive components, fluid removal from sensitive components, gas removal from liquids and other large-scale separation requirements. One prominent example of the product line is the use of the 1100 Centrifuge at the Pittsburgh Eye and Ear Hospital in rotational testing of the vestibule of the inner-ear system that causes dizziness and unsteady eye and body movements when diseased. Typical rate of turn table application is gyroscope calibration and testing, angular accelerometers, turn and bank indicators, inertial platforms and direction sensing equipment.

Burn-in Equipment and Fixtures
- ------------------------------
Trio-Tech International, Singapore is a leading burn-in system manufacturer in the Pacific Rim. Burn-in equipment is used to subject all types of integrated circuits to sustained heat while testing them electrically in order to identify early product failures ("infant mortalities") as well as to assure long-term reliability. Burn-in testing approximates, in a compressed time frame, the electrical and thermal conditions to which the device would be subjected during its normal life.

The Singapore operation also offers test fixtures for its Cobis burn-in systems and other brands of burn-in systems. Burn-in boards are used as fixture devices for the purpose of electrically exercising test devices during high temperature environmental stressing.

Pressurized Humidity Testing Equipment
- --------------------------------------
The Registrant manufactures a range of pressurized humidity test equipment and specialized test fixtures which the company continues to market under the name of Express Test Corporation. Pressurized humidity test equipment utilizes a pressurized vessel (autoclave) as the main test chamber in order to force moisture into the plastic encapsulate and thereby determine the moisture resistance of the test devices much more rapidly than non pressurized conventional humidity test systems. Highly accelerated temperature and humidity stress test systems offer reliability data for high reliability commercial IC manufacturers and end-users such as computer, automotive and other commercial customers.


Temperature Test Equipment
- --------------------------
The Artic Temperature Test Systems are used to control the temperature of semiconductor wafers and components to allow testing and characterization at hot and cold temperatures. During the past year, the Registrant developed and released two new products in this product range. The systems utilize thermoelectric modules to achieve wide temperature ranges without the need for special refrigerants and cooling fluids.

Product Development
- -------------------
Development of the Rate of Turn Tables and large Centrifuges is targeted at new applications in the automotive industry. The latest centrifuges and rate tables combine two technologies which facilitates the acceleration test of devices at hot and cold temperatures. The Registrant has developed and released a new electrical test system for electronic components. This product is being developed into a product range which will include failure analysis testers and test systems for electronic modules.

Testing Services
- ----------------
The Registrant owns and operates facilities that provide testing services for ceramic and plastic encased semiconductor devices and other electronic components to meet the requirements of military, aerospace, industrial and commercial applications. The Registrant uses its own proprietary equipment for certain burn-in, centrifugal and leak tests, and commercially available equipment for the various other environmental tests. The Registrant conducts its testing operations at its facilities located in San Fernando, California; the Republic of Singapore; Dublin, Ireland; Penang and Kuala Lumpur, Malaysia; and Bangkok, Thailand.

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

Distribution Activities
- -----------------------
The Company's Singapore subsidiary continues to develop its international distribution division. This is in addition to its manufacturing and testing business. This distribution business purchases products from European and Pacific Rim manufacturers for resale. Specifically, Heraeus-Votsch of West Germany has been utilizing Trio-Tech International Pte. Ltd. in Singapore as a distributor of its products for nearly seven years. The Singapore subsidiary also represents several Japanese and American manufacturers. This segment of Singapore's business continues to grow. It affords Trio-Tech additional sales penetration opportunities in the Pacific Rim for the remainder of the Trio-Tech product line.

Marketing, Distribution and Service
- -----------------------------------
The Company markets its products and services worldwide, both directly and through independent sales representatives. There are approximately 13 of these representatives that operate within the United States and 10 in various foreign countries. The Company's marketing efforts in the United States and Europe are coordinated from its headquarters in San Fernando, and its Far East marketing efforts are assisted by its subsidiary in Singapore. Its European marketing is assigned to its subsidiary in Ireland. The Registrant advertises in trade journals and participates in trade shows.

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

Backlog
- -------
The following table sets forth the Company's backlog at the dates indicated:

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

Manufacturing and Supply
- ------------------------
The Registrant's products are designed by its engineers and are assembled and tested at its facilities in San Fernando, California, the Republic of Singapore and the Republic of Ireland. All parts and certain components are purchased from outside sources for assembly by the Company.
The Registrant uses Fluorinert, a special indicator fluid sold by the 3M Company, in its gross leak equipment, and Krypton 85, sold by Amersham, in its Tracer-Flo. The Registrant has not experienced any difficulty in obtaining Fluorinert or Krypton 85 to date. There can be no assurance that the Registrant will not experience difficulties or delays in obtaining Fluorinert or Krypton 85 in the future.

Competition
- -----------
Management believes that the Registrant is one of the leading manufacturers in the specific areas of fine leak and gross leak testers for ceramic and plastic packaged semiconductor devices and constant acceleration centrifuges used for structural testing of such devices. Because of the importance of testing as part of the manufacturing process for high-reliability semiconductor devices, management believes that the quality, accuracy and reputation of its products and services, and to a lesser extent price, are the bases of competition in the product and service areas served by the Company. In order for the Company to remain competitive, it must have the ability to adapt to rapid technological change and to develop new and improved products.

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


Patents
- -------
The Registrant holds a U.S. Patent granted in 1987 in relation to its pressurization humidity testing equipment. The Registrant also holds a U.S. Patent granted in 1994 on certain aspects of its Artic Temperature Test Systems. In addition the Registrant has recently filed a new Patent application for certain aspects of its new Artic Temperature Test products.

Government Regulation
- ---------------------
The Tracer-Flo process uses Krypton 85, an inert radioactive gas, the supply and handling of which are subject to regulation by the United States Nuclear Regulatory Commission (NRC) and the California Department of Health Physics.
The Company must, therefore, train the Tracer-Flo operators, which are licensed by the State of California, and must maintain records and control its supplies of Krypton 85. The California agency conducts periodic site inspections, and the NRC monitors interstate shipments and can inspect the Company's shipping records. No security clearance is required to handle the gas, which has a low level of radioactivity.

Employees
- ---------
As of June 30, 1995, the Company had 33 employees in the United States, 179 in Singapore, 260 in Malaysia, 73 in Bangkok and 8 in Ireland. Of the employees in the United States, 8 were engaged primarily in engineering and services, 17 in manufacturing or testing, 3 in sales, and 5 in general and administrative positions. None of the Company's employees are represented by a labor union. However, in Dublin, Ireland, the Union Agreement is still in place without any members. Management considers its employee relations to be good.

ITEM 2
- ------
PROPERTIES
- ----------
The following table sets forth information as to the location and general character ofthe principal manufacturing and testing  facilities of the
Registrant:

                                                          Owned (O)
                                           Approx.       or Leased (L)
                                           Sq. Ft.        Expiration
Location             Principal Use         Occupied          Date
- --------             -------------         --------     -------------

355 Parkside Dr.        Headquarters/       21,000      (L) Jan. 1996
San Fernando, CA 9l340  Manufacturing/
                        Testing

                                                          Owned (O)
                                           Approx.       or Leased (L)
                                           Sq. Ft.        Expiration
Location             Principal Use         Occupied          Date
- --------             -------------         --------     -------------

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


ITEM 3
- ------
LEGAL PROCEEDINGS
- -----------------
On August 24, 1995, the Company was served in a civil action brought by HM Holdings, Inc. against 106 defendants, including the Company. HM has paid $3,750,000 to the Federal Environmental Protection Agency to settle a proceeding alleging that HM's predecessor company caused soil and groundwater contamination of the North Hollywood (California) Superfund Site and may have additional liabilities. HM alleges that the 106 defendants caused or contributed to the contamination. This suit may arise in part out of a related suit by Lockheed Martin Corporation against HM and other defendants, possibly including Trio-Tech (which has not been served in this related suit), involving the nearby Burbank Superfund Site, which HM is seeking to settle and to assign its claim against the 106 defendants to Lockheed Martin. Trio-Tech vacated its Burbank location in 1987. Trio-tech and its counsel have not yet had the opportunity to investigate the allegations. Management, based on its present information, believes that the outcome of this litigation will not materially affect the Company's consolidated financial position or results of operations.

There are no material proceedings to which any director, officer or affiliate of the Registrant, any beneficial owner of more than five percent of the

Registrant's common stock or any associate of such person is a party that is adverse to the Registrant or its properties.



ITEM 4
- ------
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ---------------------------------------------------
The Company did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5
- ------
MARKET FOR REGISTRANT'S COMMON STOCK
- ------------------------------------
The Registrant's common stock is traded on the Over-the-Counter Market. The prices below have been adjusted to take account of a one-for-four reverse stock split of the common stock in October 1994. The range of bid information as quoted by the NASDAQ is as follows:

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

ITEM 6
- ------
SELECTED FINANCIAL DATA
- -----------------------
Statement of Operations Data:
(In thousands except per share data)
- ------------------------------------
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

SELECTED FINANCIAL DATA
- -----------------------
Statement of Operations Data:
(In thousands except per share data)
- ---------------------------------------------
                                        Year Ended
                             ------------------------------------------------
                             June 30,   June 24, June 25,    June 26, June 28,
                               1995      1994      1993        1992     1991
                               ----      ----      ----        ----     ----
INCOME (LOSS) BEFORE
  MINORITY INTEREST             1,241     2,132      201     (1,020)    (941)

MINORITY INTEREST                (671)      (92)     (98)       144      70
                            --------------------   ------  ---------   ----
NET INCOME/(LOSS)            $    570    $2,040   $  103    $  (876)  $  (871)
                             ========    ======   ======    ========  ========

Net income/(loss) per share :
Primary:
  Continuing operations          $ .47     $ .28     $ .13    (1.09)   $(1.24)
  Discontinued operations                                                 .10
  Extraordinary items                       1.72
                                 -------- ------ --------   ---------   ------

Net income/(loss) per
  share                          $ .47      $2.00    $ .13   $(1.09)   $(1.14)
                                 =====      =====    =====   =======   =======

Fully diluted:
  Continuing operations          $ .46      $ .28    $ .13    $(1.09)  $(1.24)
  Discontinued operations                                                 .10
  Extraordinary items                         1.72
                               --------     ------  --------   -------   -------
 Net income/(loss) per
  share                           $ .46       $2.00   $ .13     $(1.09)  $(1.14)
                                  =====       =====   =====     =======  =======

Weighted average number
  of common  and common
  equivalent shares outstanding:
    Primary                      1,214       1,017         809      807     766
    Fully diluted                1,247       1,017         809      807     766

- -----------------------
SELECTED FINANCIAL DATA
- -----------------------
Balance Sheet Data :           June 30, June 24,  June 25,   June 26,   June 28,
(in thousands)                  1995      1994      1993       1992       1991
                                ----      ----      ----       ----       ----

Current assets                $ 6,848   $ 5,525   $ 5,936    $ 6,034    $ 6,742
Current liabilities             5,159     5,014     8,975      9,100      8,429
Working capital                 1,689       511    (3,039)    (3,066)    (1,687)


Total assets                   12,646    11,298    12,243     12,108      12,149

Long-term debt and
  capitalized leases              597       939     1,161      1,005       1,524

Shareholders' equity            4,419     3,626       532        585         928

The Company has not declared any cash or stock dividends on its common stock in any of the fiscal years reported above.

ITEM 7
- ------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- ---------------------------------------------------------------
RESULTS OF OPERATIONS
- ---------------------
The following table sets forth, for the periods indicated, the percentages that certain items in the selected financial data bear to total revenues:
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

Year Ended June 30, 1995 ("1995") Compared to Year Ended June 24, 1994 ("1994")
- -------------------------------------------------------------------------------
Sales increased $4,323,000 or 28.5% to $19,488,000 in 1995 from $15,165,000 in
1994 as a result of improved operations in each of the business segments. Sales for the Far East operations increased $3,249,000 (26.1%) due primarily to improved operations in Malaysia as the volume of testing services in that region increased. Additionally, there was an increase in manufacturing revenues in the Far East as a result of the sale of additional systems during 1995. The U.S. operations sales increased $710,000 (34.4%) due to increased sales volume in the manufacturing segment. Sales for Ireland improved $364,000 (55.6%) as a result of increases in the volume of testing services performed in the current year.

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

Year Ended June 24, 1994 ("1994") Compared to Year Ended June 25, 1993 ("1993")
- -------------------------------------------------------------------------------
Net sales decreased by approximately $557,000 or 4% in fiscal 1994 compared to 1993. The decrease was primarily due to a $940,000 reduction in sales from the U.S. operations due to continued economic problems in the U.S. semiconductor industry. This was partially offset by a $392,000 increase in sales from the Far East operations. Ireland's sales remained relatively constant during fiscal year 1994.

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

Liquidity and Capital Resources
- -------------------------------
The Company's working capital improved significantly from $511,000 as of June 24, 1994 to $1,689,000 as of June 30, 1995. The improvement in working capital is attributable to the significant increase in sales and profitability during fiscal year 1995.

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

ITEM 8
- ------
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- -------------------------------------------
The information called for by this item is included in the Company's consolidated financial statements beginning on page 19 of this Annual Report on Form 10-K.

ITEM 9
- ------
DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
- ----------------------------------------------------
No disagreements of a reportable nature have occurred between the Registrant and its accountants.

                                    PART III

The information required by Part III is hereby incorporated by reference from the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 1995.

                                    PART IV

ITEM 14
- -------
EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
- ---------------------------------------------------------------
(a) (1)  FINANCIAL STATEMENTS:

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

(b)      REPORTS ON FORM 8-K:

         The Registrant has filed no reports on Form 8-K for the fiscal year ended June 30, 1995.

(c)  EXHIBITS:



Number                    Description                     Page Number
- ------                    -----------                     -----------


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


10.2  Real Estate Lease, dated September 29, 1987,
      between Stierlin Industrial Center and Registrant.
      [Previously filed as Exhibit 10.5 to the
      Registration Statement on Form S-1 (No. 2-87606).]
                                                          -------


10.3  Tenancy of Flatted Factory Unit, dated December 2,
      1982, between Jurong Town Corporation and
      Registrant.  [Previously filed as Exhibit 10.8
      to the Registration Statement on Form S-1
      (No. 2-87606).]
                                                          -------


10.4  Tenancy of Flatted Factory Unit, dated September 10,
      1982, between Jurong Town Corporation and
      Registrant.  [Previously filed as Exhibit 10.9


      to the Registration Statement on Form S-1
      (No. 2-8766).]
                                                          -------

Number                    Description                     Page Number
- ------                    -----------                     -----------



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

DELOITTE & TOUCHE LLP

/s/Deloitte & Touche LLP

Woodland Hills, California
August 25, 1995

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
- ---------------------------------------------------------------------
                                                 June 30,   June 24,
ASSETS                             Notes               1995          1994
- ------                             ------              ----          ----
CURRENT ASSETS:
  Cash                                           $    674,000   $   521,000
  Certificates of deposit                             553,000       287,000
  Trade accounts receivable, less
    allowance for doubtful
    accounts of $10,000 in
    1995 and $57,000 in 1994                        4,140,000     3,272,000
  Notes and other receivable                          186,000       292,000
  Inventories                        2              1,192,000     1,065,000
  Prepaid expenses and other
    current assets                                    103,000        88,000
                                               --------------    ----------
          Total current assets                      6,848,000     5,525,000

PROPERTY, EQUIPMENT AND
  CAPITALIZED LEASES, net            3              5,265,000     5,187,000

OTHER ASSETS                         4                533,000       586,000
                                               --------------     ---------
TOTAL ASSETS                                      $12,646,000   $11,298,000
                                                  ===========   ===========

                                                            (Continued)

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
- ---------------------------------------------------------------------
                                               June 30,          June 24,
LIABILITIES AND SHAREHOLDERS' EQUITY   Notes     1995             1994
- ------------------------------------   -----     ----             ----

CURRENT LIABILITIES:
  Notes payable                        5     $   219,000     $   330,000
  Accounts payable                             1,643,000       1,574,000
  Accrued expenses                     6       2,246,000       2,015,000
  Income taxes payable                 8         592,000         493,000

  Current portion of long-term debt
    and capitalized leases             7,9       459,000         602,000
                                           -------------     -----------
          Total current liabilities            5,159,000       5,014,000
                                            ------------     -----------
LONG-TERM DEBT AND CAPITALIZED
  LEASES, net of current portion       7,9       597,000         939,000
                                          --------------    ------------
DEFERRED TAXES                         8         870,000         853,000
                                          --------------    ------------
MINORITY INTEREST                              1,601,000         866,000
                                           -------------    ------------
COMMITMENTS AND CONTINGENCIES          9,15

SHAREHOLDERS' EQUITY:                  10,11,12
  Common stock; authorized,
    2,500,000 shares; issued and
    outstanding, 1,181,002 shares
    (1995) and 1,151,562 shares
    (1994) stated at                           4,822,000       4,753,000
  Accumulated deficit                         (2,142,000)     (2,712,000)
  Cumulative currency translation              1,739,000       1,585,000
                                           -------------     -----------
          Total shareholders' equity           4,419,000       3,626,000
                                           -------------   -------------
TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                     $12,646,000     $11,298,000
                                             ===========     ===========

                                                                 (Concluded)

See notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
- ---------------------------------------------------------------------
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
                                =================     ============  ===========

                                                                 (Continued)

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
- -----------------------------------------------------------------
                                             Year Ended
                                   --------------------------------

                                    June 30,  June 24,     June 25,
                          Notes      1995       1994         1993
                          -----     -------   --------     --------
INCOME PER SHARE:

PRIMARY:
  INCOME BEFORE
    EXTRAORDINARY ITEM*              $ .47       $ .28       $ .13
  EXTRAORDINARY ITEM                              1.72
                                     -----      ------      ------
  NET INCOME PER SHARE               $ .47       $2.00       $ .13
                                    =======      ======     ======
FULLY DILUTED:
  INCOME BEFORE
    EXTRAORDINARY ITEM*               $ .46       $ .28      $ .13
  EXTRAORDINARY ITEM                               1.72
                                     ------     -------     ------
  NET INCOME PER SHARE                $ .46        2.00      $ .13
                                     ======      ======     ======

WEIGHTED AVERAGE NUMBER
  OF COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING:
    PRIMARY                        1,214,000    1,017,000     809,000
    FULLY DILUTED                  1,247,000    1,017,000     809,000


* Net of applicable minority interest.

See notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY
- -------------------------------------------------------------------------------
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

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1995, JUNE 24, 1994 AND JUNE 25, 1993
- ---------------------------------------------------------------------
1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

TRIO-TECH  INTERNATIONAL   AND  SUBSIDIARIES
SCHEDULE VIII   VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
- -----------------------------------------------------------------------
                                                 Allowance
                                                    for    Reserve
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

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
EXHIBIT 11.1
STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS



                                                         YEAR ENDED

                                        JUNE 30,      JUNE 24,      JUNE 25,
                                          1995          1994          1993

Income (loss) before
 extraordinary item   (2)            $   570,000   $  289,000   $   103,000
Extraordinary item                                      1,751,000
Net income (loss)                (2) $   570,000   $2,040,000   $   103,000

Primary earnings per share:
  Weighted average number
    of common shares outstanding        1,162,000     1,009,000      809,000

  Dilutive effect of stock options
    and warrants after application
    of treasury stock method               52,000         8,000              (1)

Number of shares used to compute
  primary earnings per share            1,214,000     1,017,000      809,000



Primary earnings per share:
  Income before extraordinary item     $0.47        $0.28         $0.13
    Extraordinary item                               1.72
Net income per share                   $0.47        $2.00         $0.13

Fully diluted earnings per share:
  Weighted average number
    of common shares outstanding        1,162,000     1,009,000      809,000

  Dilutive effect of stock options
    and warrants after application
    of treasury stock method               85,000         8,000              (1)

Number of shares used to compute
  fully diluted earnings per share      1,247,000     1,017,000      809,000



Fully diluted earnings per share:
  Income before extraordinary item          $0.46       $0.28         $0.13
  Extraordinary item                                     1.72
Net income per share                        $0.46       $2.00         $0.13


(1) The earnings per share calculations were made without considering the effects of the exercise of outstanding stock options,as they are antidilutive.
(2) Net of applicable minority interest.