Form 10-K
period 1996-06-28
TRIO TECH INTERNATIONAL
filed 1996-09-25
CIK 732026

SECURITIES AND EXCHANGE COMMISION
                             Washington, D.C. 20549

                                   FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                 the Securities Exchange Act of 1934

For the fiscal year ended June 28, 1996         Commission file number 0-13914

                       TRIO-TECH INTERNATIONAL
                       -----------------------

(Exact name of Registrant as specified in its charter)

           California                                 95-2086631
- -------------------------------                   ------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                   Identification No.)

           355 Parkside Drive
         San Fernando, California                    91340
- ----------------------------------------           ---------
(Address of principal executive offices)           (Zip Code)

                          (818) 365-9200
         ---------------------------------------------------
         (Registrant's telephone number, including area code)

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
                          YES  X     NO
                             ----       ----

Based on the closing sales price on August 12, 1996, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was $2,265,676. The number of shares outstanding of the Registrant's common stock was 1,205,804 at August 12, 1996.

Documents incorporated by reference:

1.Notice of 1996 Annual Meeting and Proxy Statement (Part III of Form 10-K).

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy statement incorporated
by reference in Part III of this Form 10-K.                         [   X   ]

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

In 1976, the Company formed Trio-Tech International Pte Ltd (TTI Pte), a wholly owned subsidiary, and it in turn formed Trio-Tech Test Services Pte Ltd (TTTS
Pte), its wholly owned subsidiary. They autonomously operate in the Republic of Singapore, for the purpose of selling testing equipment and providing testing services to integrated circuit manufacturers located in Singapore and elsewhere in the Pacific basin. The Singapore facility benefits from moderate labor costs, the absence of currency and tariff restrictions, and the presence of the semiconductor manufacturing industry in Asia and the Pacific basin.

In August 1984, the Company formed a wholly owned Cayman Islands subsidiary, European Electronic Test Centre (EETC). In July 1985, EETC commenced operation of a semiconductor testing facility in Dublin, Ireland. The Company obtained a grant from the Industrial Development Authority (IDA) of the Republic of Ireland to provide 30% of actual expenditures for building modifications and fixed assets up to a maximum of $1,279,000.

In 1985, the Company's Singapore subsidiary entered into a joint-venture agreement with a group of Malaysian investors to operate a testing facility in Penang, Malaysia. Under this agreement, the Singapore subsidiary provides the equipment and management for the Penang facility. The operations of this entity are included in the consolidated financial statements. In July l990, the joint venture opened another testing facility in Kuala Lumpur, Malaysia. This facility is primarily involved in the testing business. In March 1994, this facility started a new operation in Batang Kali, Malaysia. This new operation is set up primarily to handle sub-contract work on optoelectronic assemblies.

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

In October 1992, the Company's Singapore subsidiary formed Trio-Tech Bangkok
(TTBk), a wholly owned subsidiary which provides testing services in Bangkok, Thailand. The Singapore subsidiary provides the equipment and management for this operation.

In October 1993, the Company's Singapore subsidiary entered into a joint-venture agreement with a Chinese company to operate a crude oil chemical processing business in Wuhan, China. This business diversification involves a value added production process in which crude oil is chemically processed, repackaged and distributed to industrial users. In July 1995, the Company's Singapore subsidiary acquired a 51% equity interest in this joint-venture.

In November 1993, the Company's Singapore subsidiary acquired a 73% equity interest in Prestal Enterprise Sdn Bhd (PESB), an investment holding company which owned a 6% indirect share holding in Trio-Tech Malaysia (TTM). The purpose was to acquire an additional 5% shareholding in TTM.

The following table sets forth the percentage of revenues derived from product sales and testing services during the last three fiscal years and the breakdown of revenues derived from customers in the United States, Southeast Asia and Europe. The amounts represented in product sales and service include revenues derived from the test equipment distribution business in Singapore. See Note 14, Business Segments, for a more detailed description.


                                      Year Ended
                   ----------------------------------------------
                   June 28, 1996     June 30, 1995  June 24, 1994
                   -------------     -------------  -------------
                            (Dollar amounts in thousands)
Product sales and
  service:
  United States       $  2,466   11%  $  2,574  13% $  2,223   15%
  Southeast Asia         7,691   33      7,287  38     5,320   35
  Europe                   272    1        802   4       572    4
                       -------   ---   -------  ---  -------   ---

Total                  $10,429   45%  $ 10,663  55% $  8,115   54%
                       =======   ===   =======  ===  =======   ===


Testing services:
  United States      $     205    1%   $   201   1%  $   203    1%
  Southeast Asia        11,642   50      8,407  43     6,743   44
  Europe                   909    4        217   1       104    1
                       -------   ---    ------  ---   ------   ---

Total                 $ 12,756   55%   $ 8,825  45%  $ 7,050   46%
                       =======   ===    ======  ===   ======   ===

Background Technology
- ---------------------

Semiconductors are fundamental building blocks used in electronic equipment and systems. Integrated circuits consist of silicon "chips" of semiconductor material that perform electronic functions, encapsulated in packaging material, usually plastic or ceramic, having lead wires that connect to a printed circuit board. Integrated circuits have become increasingly complex, with greater capacity, versatility and smaller size. The protective packaging, whether ceramic, plastic or some other material, is intended to hold the device in place and protect it against corrosion, oxidization, shock, handling, temperature and other problems that can result in the failure of the device. A minute defect in the packaging can cause a semiconductor device to fail prematurely. The Company manufactures test equipment for reliability analysis of both ceramic and plastic encapsulated integrated devices.
Hermetically sealed (normally ceramic) packaging is required by military, aerospace, telecommunications and other commercial users for semiconductor devices that must have high reliability and long life. It is also used for hybrid circuits and certain other specialized devices, and for semiconductor devices that are produced in smaller quantities. There have been significant advances in the plastics industry, thereby making plastic sealed devices as reliable as ceramic ones. Plastic is the material of choice in the commercial integrated circuit markets, because polymers are less expensive and easier to process than ceramic materials.

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

Products
- --------

The Company designs and manufactures environmental testing equipment for testing of ceramic and plastic packaged integrated circuits. The Company's products are sold both as separate products and as part of an integrated system for environmental testing.

Centrifuges

The Company manufactures a line of centrifuges that tests the mechanical integrity of hermetic encased electronic parts. The Company's centrifuges are used to identify mechanical weaknesses of devices by spinning them at a specified acceleration, creating a pressure of up to 30,000 g's (900,000 pounds per square inch). This pressure will crack or break packages having certain defects in the hermetic packages. The Company also designs the fixtures that are inserted into the centrifuge to hold the semiconductors while they are being tested.

Leak Testers

The Company also manufactures systems for leak detection in hermetically packaged semiconductor devices. Certain defects may appear in some tests but not in others, so that thorough testing requires three separate leak procedures using different equipment. The Company manufactures a range of equipment and systems designed to detect leaks in hermetic packaging by means of visual scanning for bubble trails emanating from defective devices and radioactive detection for ultra fine leaks.


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

Burn-in Equipment and Fixtures

Trio-Tech International, Singapore is a leading burn-in system manufacturer in the Pacific Basin. Burn-in equipment is used to subject all types of integrated circuits to sustained heat while testing them electrically in order to identify early product failures ("infant mortalities") as well as to assure long-term reliability. Burn-in testing approximates, in a compressed time frame, the electrical and thermal conditions to which the device would be subjected during its normal life.

The Singapore operation also offers test fixtures for its Cobis burn-in systems and other brands of burn-in systems. Burn-in boards are used as fixture devices for the purpose of electrically exercising test devices during high temperature environmental stressing.

Pressurized Humidity Testing Equipment

The Company manufactures a range of pressurized humidity test equipment and specialized test fixtures which the company continues to market under the name of Express Test Corporation. Pressurized humidity test equipment utilizes a pressurized vessel (autoclave) as the main test chamber in order to force moisture into the plastic encapsulate and thereby determine the moisture resistance of the test devices much more rapidly than non pressurized conventional humidity test systems. Highly accelerated temperature and humidity stress test systems offer reliability data for high reliability commercial IC manufacturers and end-users such as computer, automotive and other commercial customers.


Temperature Test Equipment

The Artic Temperature Test Systems are used to control the temperature of semiconductor wafers and components to allow testing and characterization at hot and cold temperatures. During 1995, the Company developed and released two new products in this product range. The systems utilize thermoelectric modules to achieve wide temperature ranges without the need for special refrigerants and cooling fluids.

Product Development
- -------------------

Development of the Rate of Turn Tables and large Centrifuges is targeted at applications in the automotive and sensor industries. The latest centrifuges and rate tables combine two technologies which facilitates the acceleration test of devices at hot and cold temperatures.

Testing Services
- ----------------

The Company owns and operates facilities that provide testing services for ceramic and plastic encased semiconductor devices and other electronic components to meet the requirements of military, aerospace, industrial and commercial applications. The Company uses its own proprietary equipment for certain burn-in, centrifugal and leak tests, and commercially available equipment for the various other environmental tests. The Company conducts its testing operations at its facilities located in San Fernando, California; the Republic of Singapore; Dublin, Ireland; Penang and Kuala Lumpur, Malaysia; and Bangkok, Thailand.

The testing services are used by manufacturers and purchasers of semiconductors and other components who either do not have any testing capabilities or whose in-house screening facilities are not sufficient to test devices to military or certain commercial specifications. In addition, the Company provides overflow testing and independent verification for companies that have their own in-house capabilities. The laboratories perform a variety of tests, including stabilization bake, thermal shock, temperature cycling, mechanical shock, constant acceleration, gross and fine leak tests, electrical testing, static and dynamic burn-in tests, and vibration testing. The laboratories also perform qualification testing, consisting of intense tests conducted on small samples of output from manufacturers who must obtain periodic qualification under the terms of their contracts. The Company delivers written certification to customers reporting on the test results.

Distribution Activities
- -----------------------

The Company's Singapore subsidiary continues to develop its international distribution division. This is in addition to its manufacturing and testing business. This distribution business purchases products from European and Pacific Basin manufacturers for resale. Specifically, since 1987, Heraeus-Votsch of West Germany has been utilizing Trio-Tech International Pte. Ltd. in Singapore as a distributor of its products. The Singapore subsidiary also represents several Japanese and American manufacturers. This segment of the Company's business continues to grow. It affords the Company additional sales penetration opportunities in the Pacific Basin for the remainder of its product line.


Marketing, Distribution and Service
- -----------------------------------

The Company markets its products and services worldwide, both directly and through independent sales representatives. There are approximately 15 sales representatives that operate within the United States and 9 in various foreign countries. The Company's marketing efforts in the United States are coordinated from its headquarters in San Fernando, and its Far East and European marketing efforts are assigned to its subsidiaries in Singapore and Ireland, respectively. The Company advertises in trade journals and participates in trade shows.

The Company's products and services are purchased by independent testing laboratories and by users and manufacturers of high-reliability semiconductor devices, including Hyundai, TRW Teledyne, Allied Signal, AMD, Motorola, National Semiconductor, SGS Thomson and Texas Instruments. During the year ended June 28, 1996, the Company had sales of $3,209,000 and $4,681,000 to two different customers. Two customers were responsible for more than 10% of the Company's consolidated sales for fiscal year 1995.



Backlog
- -------

The following table sets forth the Company's backlog at the dates indicated:

                                   June 28, 1996   June 30, 1995
                                   -------------   -------------

Manufacturing backlog                $1,925,000      $1,346,000

Testing service backlog               1,322,000       2,570,000

Distribution backlog                  1,372,000       1,286,000
                                    -----------     ------------
                                     $4,618,000      $5,202,000



Based upon past experience, the Company does not anticipate any significant cancellations. The purchase orders for equipment call for delivery within the next 12 months. The testing services backlog is scheduled to be performed within the next year. The Company does not anticipate any difficulties in meeting the above delivery schedule.

Manufacturing and Supply
- ------------------------

The Company's products are designed by its engineers and are assembled and tested at its facilities in San Fernando, California, the Republic of Singapore and the Republic of Ireland. All parts and certain components are purchased from outside sources for assembly by the Company.

The Company uses Fluorinert, a special indicator fluid sold by the 3M Company, in its gross leak equipment, and Krypton 85, sold by Amersham, in its

Tracer-Flo. The Company has not experienced any difficulty in obtaining Fluorinert or Krypton 85 to date. There can be no assurance that the Company will not experience difficulties or delays in obtaining Fluorinert or Krypton 85 in the future.

Competition
- -----------

Management believes that the Company is one of the leading manufacturers in the specific areas of fine leak and gross leak testers for ceramic and plastic packaged semiconductor devices and constant acceleration centrifuges used for structural testing of such devices. Because of the importance of testing as part of the manufacturing process for high-reliability semiconductor devices, management believes that the quality, accuracy and reputation of its products and services, and to a lesser extent price, are the bases of competition in the product and service areas served by the Company. In order for the Company to remain competitive, it must have the ability to adapt to rapid technological change and to develop new and improved products.

There are numerous testing laboratories in the areas in which the Company operates that perform a range of testing services similar to those offered by the Company. Since the Company has sold and will continue to sell its leak testing systems and centrifuges to competing laboratories, the Company's competitors can offer the same capabilities in testing. The Company also sells its products and systems to semiconductor manufacturers and users who might otherwise have used outside testing laboratories, including the Company, to perform environmental testing. Reputation for dependable testing and prompt performance, to a greater extent than price, appear to be the primary bases of competition among testing laboratories. The existence of competing laboratories and the purchase of testing equipment by manufacturers and users are potential threats to the Company's future revenues and earnings from testing.


Patents
- -------

The Company holds a U.S. Patent granted in 1987 in relation to its pressurization humidity testing equipment. The Company also holds a U.S. Patent granted in 1994 on certain aspects of its Artic Temperature Test Systems. In addition, the Company has recently filed a new Patent application for certain aspects of its new Artic Temperature Test products.

Government Regulation
- ---------------------

The Tracer-Flo process uses Krypton 85, an inert radioactive gas, the supply and handling of which are subject to regulation by the United States Nuclear Regulatory Commission (NRC) and the California Department of Health Physics. Therefore, the Company must provide training its to Tracer-Flo operators, which are licensed by the State of California, and must maintain records and control its supplies of Krypton 85. The California agency conducts periodic site inspections, and the NRC monitors interstate shipments and can inspect the Company's shipping records. No security clearance is required to handle the gas, which has a low level of radioactivity.

Employees
- ---------

As of June 28, 1996, the Company had 34 employees in the United States, 187 in Singapore, 322 in Malaysia, 85 in Bangkok, 41 in China and 15 in Ireland. Of the employees in the United States, 7 were engaged primarily in engineering and services, 18 in manufacturing or testing, 2 in sales, and 7 in general and administrative positions. None of the Company's employees are represented by a labor union. However, in Dublin, Ireland, a union agreement is still in place without any members. Management considers its employee relations to be good.


ITEM 2
- ------

PROPERTIES
- ----------

The following table sets forth information as to the location and general character of the principal manufacturing and testing facilities of the Company:

                                                            Owned (O)
                                               Approx.       or Leased (L)
                                               Sq. Ft.        Expiration
Location                 Principal Use         Occupied          Date
- ---------------------    -----------------  -----------  ---------------

355 Parkside Dr.         Headquarters/       21,000      (L) Jan. 1998
San Fernando, CA 9l340   Manufacturing/
                         Testing

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

No. 5, Kian Teck Road    Manufacturing       30,000      (L) *1
Jurong Town, Singapore

1004, Toa Payoh North,   Testing              6,833      (L) month to
HEX 07-01/07,                                                   month
Singapore

512, Chai Chee Lane,     Testing              4,600      (L) month to
HEX 01-05,                                                      month
Bedok Industrial Estate,
Singapore

Plot 1A, Phase 1         Testing             49,924      (L) Aug. 2030
Bayan Lepas Free
Trade Zone
11900 Penang

Lot No. 6. Lorong        Testing             23,000      (L) June 1998
Enggang 37 Ulu Kelang
Ampang Industrial Area.
Ulu Kelang, Selangor,
Kuala Lumpur

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




ITEM 3
- ------

LEGAL PROCEEDINGS
- -----------------

On August 24, 1995, the Company was served in a civil action brought by HM Holdings, Inc. (HM) against 106 defendants, including the Company. In September 1995, the Court ordered a Stay of the action against 102 of the defendants, including the Company. According to the complaint, HM has paid $3,750,000 to the Federal Environmental Protection Agency to settle a proceeding alleging that HM's predecessor company caused soil and groundwater contamination of the North Hollywood, California, Superfund Site and may have additional liabilities. HM alleges that the 106 defendants caused or contributed to the contamination.
This suit may arise in part out of a related suit by Lockheed Martin Corporation against HM and other defendants, possibly including the Company (which has not been served in this related suit), involving the nearby Burbank Superfund Site, which HM is seeking to settle and to assign its claim against the 106 defendants to Lockheed Martin. The Company vacated its Burbank location in 1987. Due to the Stay, the Company and its counsel have not yet investigated the allegations. It is possible that the Company's insurers might owe the Company indemnification for this claim. Management, based on its present information, believes that the outcome of this litigation will not materially affect the Company's consolidated financial position or results of operations.

There are no material proceedings to which any director, officer or affiliate of the Company, any beneficial owner of more than five percent of the Company's common stock or any associate of such person is a party that is adverse to the Company or its properties.





ITEM 4
- ------

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ---------------------------------------------------

The Company did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5
- ------

MARKET FOR COMPANY'S COMMON STOCK
- ---------------------------------

The Company's common stock is traded on the Over-the-Counter Market. The prices below have been adjusted to take account of a one-for-four reverse stock split of the common stock in October 1994. The range of bid information as quoted by the NASDAQ is as follows:

     Quarter Ended                      High             Low
     -------------------               ------          -------

     September 30, 1994                 2 3/4           2 3/8
     December 30, 1994                  3               2 3/4
     March 31, 1995                     3 3/4           2 7/8
     June 30, 1995                      4 1/4           3 3/4
     September 29, 1995                 6 7/8           3 3/8
     December 29, 1995                  4 1/4           3 3/4
     March 29, 1996                     41/4            3 1/2
     June 28, 1996                      4 1/2           4


The Company's common stock is held by approximately 298 shareholders of record as of June 28, 1996. 463,781 shares are held by Cede and Co., a clearinghouse that holds stock certificates in "street" name for an unknown number of shareholders.

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

ITEM 6
- ------

SELECTED FINANCIAL DATA
- -----------------------

Statement of Operations Data:
(In thousands except per share data)
- ------------------------------------
                                        Year Ended
                     -----------------------------------------------
                     June 28, June 30,  June 24,  June 25,  June 26,
                       1996    1995      1994      1993      1992
                     -------- -------- ---------  --------  --------
NET SALES            $23,185  $19,488   $15,165   $15,722    $14,899
COST OF SALES         14,665   12,744     9,961    10,634     10,330
                      ------   ------    ------    ------     ------

GROSS PROFIT           8,520    6,744     5,204     5,088      4,569
                      ------   ------    ------    ------     ------
OPERATING EXPENSES:
  General and
   administrative      4,506    3,674     2,806     2,959      3,130
  Selling              1,302    1,523     1,194     1,200      1,454
                      ------   ------    ------    ------     ------
    Total              5,808    5,197     4,000     4,159      4,584
                      ------   ------    ------    ------     ------

INCOME (LOSS) FROM
  OPERATIONS           2,712    1,547     1,204       929        (15)

OTHER INCOME (EXPENSES):
  Interest expense      (141)    (183)     (514)     (506)      (596)
  Write-off of investment                  (109)
  Write-off of leasehold
    improvements                                                 (62)
  Other income (expenses)287      320        36       146       (126)
                      ------   ------    ------    ------     ------
    Total                146      137      (587)     (360)      (784)
                      ------   ------    ------    ------     ------

INCOME (LOSS) BEFORE
  INCOME TAXES,
  EXTRAORDINARY ITEM AND
  MINORITY INTEREST    2,858    1,684       617       569       (799)

INCOME TAXES           1,109      443       236       368        221
                      ------   ------    ------    ------     ------

INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM AND
  MINORITY INTEREST    1,749    1,241       381       201     (1,020)

EXTRAORDINARY ITEM                        1,751
                      ------   ------    ------    ------     ------

INCOME (LOSS) BEFORE
  MINORITY INTEREST    1,749    1,241     2,132       201     (1,020)

MINORITY INTEREST       (943)    (671)      (92)      (98)       144
                      ------   ------    ------    ------      ------

NET INCOME/(LOSS)    $   806  $   570   $ 2,040   $   103    $  (876)
                      ======   ======    ======    ======      ======


SELECTED FINANCIAL DATA
- -----------------------

Statement of Operations Data:
(In thousands except per share data)
- ------------------------------------

                                        Year Ended
                        ------------------------------------------------
                        June 28, June 30,June 24,  June 25,   June 26,
                          1996    1995     1994      1993       1992
                         ----     ----    ----      ----        ----

Net income/(loss) per share :
Primary:
  Amounts before
   extraordinary item   $ .63    $ .47   $ .28     $ .13       $(1.09)
  Extraordinary item                      1.72
                         ----     ----    ----      ----        -----
Net income/(loss) per
  share                 $ .63    $ .47   $2.00     $ .13       $(1.09)
                         ====     ====    ====      ====        =====


Fully diluted:
  Amounts before
   extraordinary item   $ .63    $ .46   $ .28     $ .13       $(1.09)
  Extraordinary item                      1.72
                         ----     ----    ----      ----        -----
Net income/(loss) per
  share                 $ .63    $ .46   $2.00     $ .13       $(1.09)
                         ====     ====    ====      ====        =====

Weighted average number
  of common  and common
  equivalent shares
   outstanding:
    Primary             1,275    1,214   1,017       809          807
    Fully diluted       1,284    1,247   1,017       809          807

SELECTED FINANCIAL DATA
- -----------------------
Balance Sheet Data : June 28, June 25,  June 24,  June 25,   June 26,
(in thousands)        1996      1995      1994      1993       1992
                     -------  -------   -------   -------    -------
Current assets      $ 11,760  $ 6,848   $ 5,525   $ 5,936    $ 6,034
Current liabilities    8,169    5,159     5,014     8,975      9,100
Working capital        3,591    1,689       511    (3,039)    (3,066)

Total assets          17,416   12,646    11,298    12,243     12,108

Long-term debt and
  capitalized leases     688      597       939     1,161      1,005
Shareholders' equity   5,207    4,419     3,626       532        585

The Company has not declared any cash or stock dividends on its common stock in any of the fiscal years reported above.

ITEM 7
- ------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
- --------------------------------------------------------------------------
OPERATIONS
- ----------

The following table sets forth, for the periods indicated, the percentages that certain items in the selected financial data bear to total revenues:

                                          Year Ended June
                                     ------------------------
                                      1996     1995      1994
                                     -----    -----     -----

Net sales                            100.0%   100.0%    100.0%
Cost of sales                         63.3     65.4      65.7
Gross profit                          36.7     34.6      34.3
Operating expenses                    25.1     26.7      26.4
Income from operations                11.7      7.9       7.9
Other income (expenses)                1.2       .7      (3.9)
Extraordinary item                                       11.6
Net income                             3.5      2.9      13.5

Year Ended June 28, 1996 ("1996") Compared to Year Ended June 30, 1995 ("1995")
- -------------------------------------------------------------------------------

Net sales increased $3,697,000, or 19.0%, to $23,185,000 in 1996 from
$19,488,000 in 1995. This is attributable primarily to the improved performance from the testing services segment. Sales related to the Far East operations increased $3,639,000, or 23.2%, as a result of higher testing volume in Singapore and Malaysia. In addition, the operations in Ireland has experienced growth of $162,000, or 15.9%.

Cost of sales increased $1,921,000, or 15.1%, from $12,744,000 in 1995 to
$14,665,000 in 1996. However, stated as a percentage of net sales, it has decreased 2.1% from 65.4% in 1995 to 63.3% as a result of continued focus on cost controls.

Operating expenses increased $611,000, or 11.8%, to $5,808,000 in 1996. As a percentage of net sales, operating expenses have decreased 1.6% from 26.7% in 1995 to 25.1% in 1996.

Interest expense continued to decrease in 1996, from $183,000 in 1995 to $141,000 in 1996. This is a direct result of reduced interest rates and reduced average outstanding debt balances.

Other income has decreased from $320,000 in 1995 to $287,000 in 1996 primarily due to lower exchange gains.

Net income has improved by $236,000, or 41.4% from $570,000 in 1995 to $806,000 in 1996.


Year Ended June 30, 1995 ("1995") Compared to Year Ended June 24, 1994 ("1994")
- -------------------------------------------------------------------------------

Net sales increased $4,323,000 or 28.5% to $19,488,000 in 1995 from $15,165,000 in 1994 as a result of improved operations in each of the business segments. Sales for the Far East operations increased $3,269,000, or 26.3%, due primarily to improved operations in Malaysia as the volume of testing services in that region increased. Additionally, there was an increase in manufacturing revenues in the Far East as a result of the sale of additional systems during 1995. The U.S. operations sales increased $349,000, or 14.4%, due to increased sales volume in the manufacturing segment. Sales for Ireland improved $343,000, or 50.7%, as a result of increases in the volume of testing services performed in the current year.

Cost of sales increased $2,783,000, or 27.9%, from $9,961,000 in 1994 to
$12,744,000 in 1995. However, cost of sales as a percentage of sales remained relatively stable and actually decreased from 65.7% in 1994 to 65.4% in 1995 as a result of continued cost cutting efforts.

Operating expenses increased $1,197,000, or 29.9%, to $5,197,000 in 1995. As percentage of sales, operating expenses were almost the same at 26.7% in 1995 as compared to 26.4% in 1994.

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


Liquidity and Capital Resources
- -------------------------------

The Company's working capital improved significantly from $1,689,000 as of June 30, 1995 to $3,591,000 as of June 28, 1996. The improvement in working capital is attributable to the significant increase in sales and improved cash collections during fiscal year 1996.

The Company has a secured credit agreement with Standard Charter Bank which provides for a total line of credit of approximately $655,000 which can be used to finance the Company's Far East operations. Borrowings under the line were $120,000 as of June 28, 1996 and bear interest at the bank's prime rate (6.5% at June 28, 1996) plus 2%.

The Company's subsidiary, TTBk, has a line of credit which provides for
borrowings of approximately $78,000.    Interest on the line is at the bank's
reference rate plus 1%. There were no borrowings against this line as of June 28, 1996.

The Company's subsidiary, WGP, has obtained a short term loan of approximately $210,000 with Bank of China. Interest is at 1.22% above the bank's reference rate (13.18% at June 28, 1996).

The Company has obtained financing arrangements to fund operations outside of the Far East region in 1996. A revolving line of credit was obtained from First Interstate Bank bearing interest at 1.5% above the bank's reference rate (9.75% at June 28, 1996). Borrowings under the line amounted to $125,000 as of June 28, 1996.

The Company's subsidiary, EETC, extended its credit agreement with ICC Bank plc. An additional term loan of 100,000 Irish Pounds was advanced for a period of 12 years. Interest is at the bank's prime rate (6.28% at June 28, 1996) plus 3%.

Most of the capital expenditures incurred during fiscal 1996 were used to update and expand the variety of testing services required by the customer base in the Far East.

Management believes that the Company's operations will be able to be funded over the next twelve months through operations, existing working capital and its available lines of credit.

ITEM 8
- ------

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- -------------------------------------------

The information called for by this item is included in the Company's consolidated financial statements beginning on page 20 of this Annual Report on Form 10-K.

ITEM 9
- ------

DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
- ----------------------------------------------------

No disagreements of a reportable nature have occurred between the Company and its accountants.

                                    PART III



The information required by Part III is hereby incorporated by reference from the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 1996.

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

(b)      REPORTS ON FORM 8-K:

         The Company has filed no reports on Form 8-K for the fiscal year ended June 28, 1996.

(c)  EXHIBITS:

Number                    Description                     Page Number
- ------                    -----------                     -----------

3.1   Articles of Incorporation, as currently in effect.
      [Previously filed as Exhibit 3.1 to the Annual
      Report on Form 10-K for June 24, 1988.]                 ---


3.2   Bylaws, as currently in effect.  [Previously filed
      as Exhibit 3.2 to the Annual Report on Form 10-K
      for June 24, 1988.]                                     ---


10.1  Trio-Tech Stock Option Plan.  [Previously filed
      as Exhibit 10.1 to the Registration Statement
      on Form S-8 (No. 2-87606).]                             ---


10.2  Real Estate Lease, dated September 29, 1987,
      between Stierlin Industrial Center and Company.
      [Previously filed as Exhibit 10.5 to the
      Registration Statement on Form S-1 (No. 2-87606).]      ---


10.3  Tenancy of Flatted Factory Unit, dated December 2,
      1982, between Jurong Town Corporation and
      Company.  [Previously filed as Exhibit 10.8
      to the Registration Statement on Form S-1
      (No. 2-87606).]                                         ---


10.4  Tenancy of Flatted Factory Unit, dated September 10,
      1982, between Jurong Town Corporation and
      Company.  [Previously filed as Exhibit 10.9
      to the Registration Statement on Form S-1
      (No. 2-8766).]                                          ---

Number                    Description                     Page Number
- ------                    -----------                     -----------


10.5  Real Estate Lease, dated December 15, 1986,
      between San Fernando Associates and Company.
      [Previously filed as Exhibit 10.17 to the Annual
      Report on Form 10-K for June 28, 1987.]                 ---


10.6  Deferred Compensation Agreement, dated March 1,
      1986, between the Company and A. Charles Wilson.
      [Previously filed as Exhibit 10.16 to the Annual
      Report on Form 10-K for June 24, 1988.]                 ---


10.7  Deferred Compensation Agreement, dated March 1,
      1986, between the Company and John C. Guy.
      [Previously filed as Exhibit 10.17 to the Annual
      Report on Form 10-K for June 24, 1988.]                 ---




10.9  Credit Facility Letter dated November 2, 1993, between
       Trio-Tech International Pte. Ltd. and Standard
           Chartered Bank.
                                                              ---

11.1  Statement re:  Computation of Per Share Earnings         39


21.1 Subsidiaries of the Company (100% owned by the Company except as otherwise stated):

      Trio-Tech International Pte. Ltd., a Singapore
        Corporation
      Trio-Tech Test Services Pte. Ltd., a Singapore
        Corporation
      Trio-Tech Reliability Services, a California
        Corporation
      Express Test Corporation, A California Corporation
      European Electronic Test Center, Ltd., A Cayman Islands
        Corporation
      Trio-Tech Malaysia, a Malaysia Corporation
        (55% owned by the Company)
      Trio-Tech (KL), a Malaysia Corporation
         (50% owned by the Company)
      Trio-Tech Bangkok, a Thailand Corporation
      Prestal Enterprise Sdn Bhd, a Malaysia Corporation
         (73% owned by the Company)
        Wuhan Golden Petroleum, a Chinese Corporation
         (51% owned by the Company)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      TRIO-TECH INTERNATIONAL


                              By:/s/VICTOR H.M. TING
                                 ----------------------
                                 VICTOR H.M. TING
                                 Vice President and
                                 Chief Financial Officer
                                 Date:

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


                  /s/A. CHARLES WILSON                    SEPTEMBER 20, 1996
                  -----------------------------
                  A. Charles Wilson, Director
                  Chairman of the Board

                  /s/S.W. YONG                            SEPTEMBER 20, 1996
                  -----------------------------
                  S. W. Yong, Director
                  President and Chief Executive
                  Officer

                  /s/ VICTOR H.M. TING                    SEPTEMBER 20, 1996
                  -----------------------------
                  Victor H.M. Ting
                  Vice President, Chief Financial Officer
                  and Principal Accounting Officer

                  /s/JOHN C. GUY                          SEPTEMBER 20, 1996
                  -----------------------------
                  John C. Guy
                  Director and Secretary

                  /s/FRANK S. GAVIN                       SEPTEMBER 20, 1996
                  -----------------------------
                  Frank S. Gavin, Director

                  /s/WILLIAM L. SLOVER                    SEPTEMBER 20, 1996
                  -----------------------------
                  William L. Slover, Director

                  /s/RICHARD C. HOROWITZ                  SEPTEMBER 20, 1996
                  -----------------------------
                  Richard C. Horowitz, Director

                  /s/F.D. (CHUCK) ROGERS                  SEPTEMBER 20, 1996
                  -----------------------------
                  F.D. (Chuck) Rogers, Director

INDEPENDENT AUDITORS' REPORT


Board of Directors
Trio-Tech International
San Fernando, California:

We have audited the accompanying consolidated balance sheets of Trio-Tech International and subsidiaries (the Company) as of June 28, 1996 and June 30, 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended June 28, 1996. Our audits also included the financial statement schedule listed in the Index at
Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



In our opinion such consolidated financial statements present fairly, in all material respects, the financial position of Trio-Tech International and subsidiaries as of June 28, 1996 and June 30, 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 28, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP


/s/DELOITTE & TOUCHE LLP
- ------------------------

Los Angeles, California
August 30, 1996

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
- -------------------------------------------------------------------------------
                                           June 28,      June 30,
ASSETS                             Notes     1996          1995
- ------                             -----     ----          ----

CURRENT ASSETS:
  Cash                                     $  2,114,000  $   674,000
  Certificates of deposit                     3,114,000      553,000
  Trade accounts receivable, less
    allowance for doubtful
    accounts of $177,000 in
    1996 and $10,000 in 1995                  4,783,000    4,140,000
  Notes and other receivable                    179,000      186,000
  Inventories                        2        1,430,000    1,192,000
  Prepaid expenses and other
    current assets                              140,000      103,000
                                            -----------   ----------

          Total current assets               11,760,000    6,848,000

PROPERTY, EQUIPMENT AND
  CAPITALIZED LEASES, net            3        5,330,000    5,265,000

OTHER ASSETS                         4          326,000      533,000
                                            -----------   ----------

TOTAL ASSETS                               $ 17,416,000  $12,646,000
                                            ===========   ==========

                                                            (Continued)

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
- -------------------------------------------------------------------------------


                                               June 28,     June 30,
LIABILITIES AND SHAREHOLDERS' EQUITY   Notes     1996        1995
- ------------------------------------   -----     ----        ----

CURRENT LIABILITIES:
  Notes payable                        5     $   245,000  $   219,000
  Accounts payable                             1,813,000    1,643,000
  Accrued expenses                     6       4,032,000    2,246,000
  Income taxes payable                 8       1,598,000      592,000
  Current portion of long-term debt
    and capitalized leases             7,9       481,000      459,000
                                              ----------   ----------

          Total current liabilities            8,169,000    5,159,000
                                              ----------   ----------

LONG-TERM DEBT AND CAPITALIZED
  LEASES, net of current portion       7,9       688,000      597,000
                                              ----------   -----------
DEFERRED TAXES                         8         771,000      870,000
                                              ----------   ----------

MINORITY INTEREST                              2,581,000    1,601,000
                                              ----------   ----------

COMMITMENTS AND CONTINGENCIES          9

SHAREHOLDERS' EQUITY:                  10,11,12
  Common stock; authorized,
    2,500,000 shares; issued and
    outstanding, 1,205,804 shares
    (1996) and 1,181,002 shares
    (1995) stated at                           4,878,000    4,822,000
  Accumulated deficit                         (1,336,000)  (2,142,000)
  Cumulative currency translation              1,665,000    1,739,000
                                              ----------   ----------

          Total shareholders' equity           5,207,000    4,419,000
                                              ----------   ----------

TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                     $17,416,000  $12,646,000
                                              ==========   ==========


                                                                 (Concluded)

See notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
- -------------------------------------------------------------------------------
                                                Year Ended

                                  June 28,     June 30,    June 24,
                          Notes     1996         1995       1994
                          -----     ----         ----       ----
NET SALES                       $23,185,000  $19,488,000  $15,165,000

COST OF SALES                    14,665,000   12,744,000    9,961,000
                                 ----------   ----------   ----------

GROSS PROFIT                      8,520,000    6,744,000    5,204,000

OPERATING EXPENSES:
  General and administrative      4,506,000    3,674,000    2,806,000
  Selling                         1,302,000    1,523,000    1,194,000
                                 ----------   ----------   ----------
    Total                         5,808,000    5,197,000    4,000,000
                                 ----------   ----------   ----------
INCOME FROM OPERATIONS            2,712,000    1,547,000    1,204,000

OTHER INCOME (EXPENSES):
  Interest expense        5,7      (141,000)    (183,000)    (514,000)
  Write-off of investment                                    (109,000)
  Other income (expenses)           287,000      320,000       36,000
                                 ----------   ----------   ----------
    Total                           146,000      137,000     (587,000)
                                 ----------   ----------   ----------

INCOME BEFORE
  INCOME TAXES,
  EXTRAORDINARY ITEM AND
  MINORITY INTEREST               2,858,000    1,684,000      617,000

INCOME TAXES                8     1,109,000      443,000      236,000
                                 ----------   ----------   ----------

INCOME BEFORE
  EXTRAORDINARY ITEM AND
  MINORITY INTEREST               1,749,000    1,241,000      381,000

EXTRAORDINARY ITEM        13                                1,751,000
                                 ----------   ----------   ----------

INCOME BEFORE
  MINORITY INTEREST               1,749,000    1,241,000    2,132,000

MINORITY INTEREST                  (943,000)    (671,000)     (92,000)
                                 ----------   ----------   ----------

NET INCOME                      $   806,000  $   570,000  $ 2,040,000
                                 ==========   ==========   ==========

                                                                 (Continued)

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
- -------------------------------------------------------------------------------
                                             Year Ended
                                    -------------------------------

                                    June 28,  June 30,     June 24,
                          Notes      1996       1995         1994
                          -----      ----       ----         ----

INCOME PER SHARE:

PRIMARY:
  AMOUNTS BEFORE
    EXTRAORDINARY ITEM*             $ .63       $ .47      $   .28
  EXTRAORDINARY ITEM                                          1.72
                                     ----        ----       ------

  NET INCOME PER SHARE              $ .63       $ .47      $  2.00
                                     ====        ====       ======


FULLY DILUTED:
  AMOUNTS BEFORE
    EXTRAORDINARY ITEM*             $ .63       $ .46      $   .28
  EXTRAORDINARY ITEM                                          1.72
                                     ----        ----       ------

  NET INCOME PER SHARE              $ .63       $ .46      $  2.00
                                     ====        ====       ======



  WEIGHTED AVERAGE NUMBER
  OF COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING:
    PRIMARY                     1,275,000   1,214,000    1,017,000
    FULLY DILUTED               1,284,000   1,247,000    1,017,000


* Net of applicable minority interest.

See notes to consolidated financial statements.


                                                                (Concluded)

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
- -------------------------------------------------------------------------------
                             COMMON STOCK              CUMULATIVE
                       NUMBER OF           ACCUMULATED  CURRENCY
                         SHARES    AMOUNT    DEFICIT   TRANSLATION   TOTAL
BALANCE, JUNE 25, 1993   809,594 $3,962,000 $(4,752,000) $1,322,000 $  532,000

Net income                                    2,040,000              2,040,000

Issuance of common
stock (Notes 11&12)      328,718    760,000                            760,000

Exercise of stock
  options (Note 10)       13,250     31,000                             31,000

Foreign currency
 translation
  adjustment                                                263,000    263,000
                       ---------  ---------  ----------   ---------  ---------
BALANCE, JUNE 24, 1994 1,151,562 $4,753,000 $(2,712,000) $1,585,000 $3,626,000

Net Income                                      570,000                570,000

Issuance of common
  stock                    2,065      7,000                              7,000

Exercise of stock
  options (Note 10)        27,375    62,000                             62,000
Foreign currency
  translation
   adjustment                                               154,000    154,000
                       ---------  ---------  ----------   ---------  ---------
BALANCE, JUNE 30, 1995 1,181,002 $4,822,000 $(2,142,000) $1,739,000 $4,419,000

Net Income                                      806,000                806,000

Repurchase of common
  stock                     (445)    (2,000)                            (2,000)

Exercise of stock
  options (Note 10)       25,247     58,000                             58,000

Foreign currency  translation
   adjustment                                               (74,000)   (74,000)
                       ---------  ---------  ----------   ---------  ---------
BALANCE, JUNE 28, 1996 1,205,804 $4,878,000 $(1,336,000) $1,665,000 $5,207,000
                       =========  =========  ==========   =========  =========

See notes to consolidated financial statements and independent auditors' report.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
- -------------------------------------------------------------------------------
                                                  YEAR ENDED
                                      -------------------------------------
                                      JUNE 28,      JUNE 30,       JUNE 24,
                                        1996          1995           1994

CASH FLOWS FROM OPERATING
ACTIVITIES:
  Net income                        $    806,000  $    570,000    $ 2,040,000
  Adjustments to reconcile net
    loss to cash provided by
      operations:
  Depreciation and amortization        1,561,000     1,644,000      1,601,000
  (Gain)/loss on sale of                  82,000         2,000        (21,000)
property and equipment
  Extraordinary income on
      extinguishment of debt                                       (1,751,000)
  Effect of exchange rate
changes on
      operating assets                  (120,000)      148,000        229,000
  Changes in assets and
liabilities:
      Accounts receivable: net          (643,000)     (868,000)      (152,000)
      Notes and other                      7,000       106,000       (113,000)
receivables
      Inventories                       (238,000)     (127,000)       (52,000)
      Prepaid expenses and other         (37,000)      (15,000)       (19,000)
current assets
      Other assets                       136,000       (23,000)         3,000
      Accounts payable and             2,962,000       399,000       (207,000)
accrued expenses
      Deferred taxes                     (99,000)       17,000         12,000
                                      ----------    ----------     ----------
          Total adjustments            3,611,000     1,283,000       (470,000)
                                      ----------    ----------     ----------
          Net cash provided by
            operating activities       4,417,000     1,853,000      1,570,000
                                      ----------    ----------     ----------
CASH FLOWS FROM INVESTING
ACTIVITIES:
  Certificates of deposit             (2,561,000)     (266,000)       653,000
  Capital expenditures, net           (1,821,000)   (1,394,000)    (1,006,000)
  Minority interest                    1,014,000       696,000        132,000
  Proceeds from sale of property         256,000       218,000        338,000
and equipment
  Purchase of investment                                             (100,000)
                                      ----------    ----------     ----------
          Net cash (used in)
            provided by investing
             activities               (3,112,000)     (746,000)        17,000
                                      ----------    ----------     ----------
                                                                  (Continued)

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

                                          YEAR ENDED
                               -----------------------------------
                               JUNE 28      JUNE 30        JUNE 24
                                1996         1995           1994
CASH FLOWS FROM FINANCING
ACTIVITIES:
  Payments on notes payable
    and lines of credit       $ (99,000)   $(111,000)   $ (2,092,000)
  Borrowings under notes
    payable                     125,000                       46,000
  Principal payments of long-
    term obligations and
      capitalized leases       (379,000)    (508,000)       (743,000)
  Proceeds from long-term
    obligations and
      capitalized leases        492,000       23,000         564,000
  Issuance of common stock       58,000       69,000         643,000
  Repurchase of common stock     (2,000)
                             ----------    ----------     ----------
  Net cash provided by (used
    in)financing activities      195,000    (527,000)     (1,582,000)
                              ----------    ----------     ----------
EFFECT OF EXCHANGE RATE ON
  CASH                           (60,000)   (427,000)        (99,000)

                              ----------    ----------     ----------
NET INCREASE/(DECREASE) IN
CASH                           1,440,000     153,000         (94,000)


CASH, BEGINNING OF PERIOD        674,000     521,000         615,000
                              ----------    ----------     ----------
CASH, END OF PERIOD           $2,114,000   $ 674,000    $    521,000
                               =========    ========     ============
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW  INFORMATION
  Cash paid during the
  period for:
    Interest                  $  162,000   $ 300,000  $      144,000
  Income taxes                $  440,000   $ 181,000  $      225,000

                                                                   (Concluded)

See notes to consolidated
financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 28, 1996, JUNE 30, 1995 AND JUNE 24, 1994
- -------------------------------------------------------------------------------



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Principles of Consolidation - Trio-Tech International (the "Company" or "TTI") is a designer and manufacturer of equipment used to test the structural integrity of semiconductor devices that must meet high-reliability specifications. The Company also owns and operates testing facilities that perform structural and electronic testing of semiconductor devices and acts as a distributor of electronic testing equipment in Singapore and other Southeast Asian countries. The consolidated financial statements include the accounts of the Company and its principal subsidiaries: Trio-Tech International Pte Ltd (TTI Pte), Trio-Tech Test Services Pte Ltd (TTTS Pte), Express Test, European Electronic Test Centre
    (EETC), Trio-Tech Bangkok (TTBk), Trio-Tech Malaysia (TTM) (a 55%-owned joint venture of Trio-Tech International Pte. Ltd), Prestal Enterprise Sdn Bhd (PESB) (a 73% owned subsidiary of Trio-Tech International Pte Ltd) and Wuhan Golden Petroleum Co., Ltd (WGP) (a 51% owned joint venture of Trio-
    Tech International Pte Ltd).    All material intercompany transactions,
    profits and balances have been eliminated.

    Accounting Period - The Company's fiscal reporting period coincides with the 52-53 week period ending on the last Friday in June.

    Cash and cash equivalents - Cash equivalents are highly liquid investments purchased with an original maturity of three months or less. The carrying amounts approximate fair value due to the short maturity of these instruments.

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

    Long-lived assets - In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 121, "Accounting for the impairment of Long-Lived Assets to be Disposed of", which the company adopted. Pursuant to this Statement, companies are required to investigate potential impairments of long-lived assets, certain identifiable intangibles, and associated goodwill, on an exception basis, when there is evidence that events or changes in circumstances have made recovery of an asset's carrying value unlikely. An impairment loss would be recognized when the sum of the expected future net cash flow is less than the carrying amount of the asset. Adoption of SFAS No. 121 did not have a material effect on the Company's consolidated financial position or results of operations.

    Taxes on Income - Deferred taxes and liabilities are computed annually for differences between the financial statement basis and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

    Research and Development Costs -The Company incurred research and development costs of $46,000 in 1996, $51,000 in 1995 and $71,000 in 1994,
    which were charged to cost of sales as incurred.

    Income per Share - Income per share is based upon the weighted average number of shares outstanding and common stock equivalents (consisting of stock options), excluding those common stock equivalents which would be anti-dilutive.

2.  INVENTORIES

    Inventories consist of the following:

                                             June 28,      June 30,
                                               1996          1995
                                               ----          ----

      Raw materials                          $   640,000  $  559,000
      Work in progress                           294,000     403,000
      Finished goods                             496,000     230,000
                                              ----------   ---------

                                              $1,430,000  $1,192,000
                                               =========   =========


    Included in the inventory balance as of June 28, 1996 and June 30, 1995 are amounts totaling approximately $211,000 and $137,000, respectively, which are not expected to be sold within one year.

3.  PROPERTY, EQUIPMENT AND CAPITALIZED LEASES

    Property, equipment and capitalized leases consist of the following:

                                              June 28,   June 30,
                                                1996       1995
                                                ----       ----

      Building and improvements             $ 2,755,000  $ 2,329,000
      Leasehold improvements                  1,035,000      982,000
      Machinery and equipment                11,094,000   11,122,000
      Furniture and fixtures                  1,787,000    1,673,000
      Equipment under capital leases          1,210,000    1,227,000
                                             ----------   ----------

                                             17,881,000   17,333,000

      Less:
        Accumulated depreciation and
          amortization                       11,477,000   11,002,000
        Accumulated amortization on
          equipment under capital leases      1,074,000    1,066,000
                                             ----------   ----------

                                            $ 5,330,000  $ 5,265,000
                                             ==========   ==========



4.  OTHER ASSETS

    Other assets consist of the following:

                                                June 28,    June 30,
                                                  1996        1995
                                                  ----        ----
      Cost in excess of net assets
        acquired, net of accumulated
        amortization of $411,000 (1996)
        and $340,000 (1995)                     $228,000    $301,000
      Other                                       98,000     232,000
                                                 -------     -------
      Total                                     $326,000    $533,000
                                                 =======     =======

5.  NOTES PAYABLE

   The Company's subsidiary, TTI Pte, has a secured credit agreement with a bank which provides for a total line of credit of $655,000. The agreement contains certain debt covenants including maintaining a minimum net worth of $2,400,000 at TTI Pte. Borrowings under the line were $120,000 and $219,000 at the end of fiscal 1996 and 1995, respectively. The interest rate on borrowings is at the bank's prime rate (6.5% at June 28, 1996) plus 2%. Borrowings under this agreement are collateralized by substantially all of TTI Pte's assets.

   The Company's subsidiary, TTBk, has a secured line of credit with a bank which provides for a total line of credit of $78,000. At June 28, 1996, there were no borrowings outstanding. The line of credit bears interest at the bank's reference rate plus 1%.

   The Company's subsidiary, WGP, obtained a short term loan of $210,000 from a bank. Interest is at 1.22% above the bank reference rate (13.18% at June 28, 1996).

   The Company's subsidiary, TT Ireland, extended its credit agreement with a bank. The additional term loan of 100,000 Irish Pounds was advanced for a period of 12 years. Interest is at the bank's prime rate (6.28% at June 28, 1996) plus 3%.

   The Company obtained a revolving line of credit of $125,000 from a bank bearing interest at 1.5% above the bank's reference rate (9.75% at June 28, 1996). Borrowings under the line amounted to $125,000 as of June 28, 1996.

6.  ACCRUED EXPENSES

    Accrued expenses consist of the following:

                                                June 28,     June 30,
                                                  1996         1995
                                                  ----         ----

      Payroll and related                     $2,140,000  $1,486,000
      Other                                    1,892,000     760,000
                                               ---------   ---------

      Total                                   $4,032,000  $2,246,000
                                               =========   =========

7.  LONG-TERM DEBT AND CAPITALIZED LEASES

    Long-term debt and capitalized leases consist of the following:
                                                          June 28,    June 30,
                                                            1996        1995
                                                            ----        ----
      Capitalized lease obligations, due in
        various installments through 1997, bearing
        interest at approximately 8% and 12.5%,
        collateralized by leased assets
                                (see Note 9)             $  120,000 $   56,000

      Term notes payable, due in monthly
        installments through 2001, bearing
        interest at 3% above bank reference
        rate (6.5% at June 28, 1996),
        collateralized by substantially
        all of TTI Pte's assets                             138,000    378,000

      Term notes payable, due in monthly
        installments through 2007, bearing
        interest at 9.28%.                                  375,000    267,000

      Mortgage loan, due in monthly
        installments through 1997, bearing interest
        at 1% above bank reference rate (13.75% at
        June 28, 1996), collateralized by land
        and building in TTBk.                               286,000    315,000

      Term notes payable bearing interest at 1.22% above
            bank reference rate (13.18% at June 28, 1996)   210,000

      Note payable to officer and share-
        holder, bearing interest
        at 10%, due January 1, 1997, unsecured.            40,000       40,000
                                                        ---------    ---------
                                                        1,169,000    1,056,000
      Less current portion                                481,000      459,000
                                                        ---------    ---------


                                                      $   688,000  $   597,000
                                                       ==========   ==========


    Maturities of long-term debt as of June 28, 1996 are as follows (exclusive of capital lease obligations):

      Fiscal
       Year

       1997                                  $   481,000
       1998                                      128,000
       1999                                      166,000
       2000                                      108,000
       2001                                      166,000

                                              ----------
                                             $ 1,049,000
                                              ==========

8.  TAXES ON INCOME

    The provision for income taxes consists of the following:

                                             Year Ended
                                    ----------------------------------
                                    June 28,   June 30,       June 24,
                                      1996       1995           1994
                                      ----       ----           ----
        Current:


          Domestic              $     1,000  $    3,000     $    3,000
          Foreign                 1,009,000     457,000        245,000
                                 ----------   ---------      ---------
                                  1,010,000     460,000        248,000
                                 ----------   ---------      ---------

        Deferred:
          Domestic
          Foreign                    99,000     (17,000)       (12,000)
                                 ----------    --------      ---------

                                $ 1,109,000   $ 443,000     $  236,000
                                 ==========    ========      =========


    The pre-tax income (before extraordinary item and minority interest) related to domestic and foreign operations is as follows:

                                              Year Ended
                                --------------------------------------
                                    June 28,     June 30,     June 24,
                                      1996        1995         1994
                                      ----        ----         ----

      Domestic                 $   380,000    $  320,000     $220,000
      Foreign                    2,478,000     1,364,000      397,000
                                ----------     ---------      -------

                               $ 2,858,000    $1,684,000     $617,000
                                ==========     =========      =======


The reconciliation between the U.S. federal statutory tax rate and the effective income tax rate is as follows:



                                                      Year Ended
                                        -------------------------------------
                                        June 28,        June 30,     June 24,
                                          1996             1995        1994
                                          ----             ----        ----

      Statutory federal tax rate           35%              35%         35%
      Foreign income taxed at lower rates  26%              27%         27%
      Utilization of federal net
        operating loss carryforwards      (22%)            (35%)       (24%)
      Other                                                 (1%)
                                          ----             ----        ----

      Effective rate                       39%              26%         38%
                                          ====             ====        ====

The Company files income tax returns in several countries. Income in one country is not offset by losses in another country. Accordingly, no benefit is provided for losses in countries except where the loss can be carried back against income recognized in previous years. Income taxes are provided in those countries where income is earned. The effect of providing tax against profits while not providing benefit for losses results in an effective tax rate which differs from the federal statutory rate.

Deferred income taxes arise from temporary differences in the recognition of certain revenues and expenses for tax and financial statement purposes. The components of deferred tax assets (liabilities) are as follows:

                                               June 28,    June 30,
                                                 1996        1995
                                                 ----        ----


    Deferred tax assets:
      Net operating loss carry forward         $847,000 $ 1,109,000
      Accrued vacations                          41,000      36,000
      Reserve for obsolescence                              131,000
      Other                                       4,000       4,000
                                                -------   ---------
      Total deferred tax assets                 892,000   1,280,000
                                                -------   ---------
    Deferred tax liabilities:
      Depreciation                             (449,000)   (774,000)
      Other                                    (331,000)   (123,000)
                                                -------   ---------
      Total deferred tax liabilities           (780,000)   (897,000)
                                                -------   ---------
          Subtotal                              112,000     383,000
    Valuation allowance                        (883,000) (1,253,000)
                                                -------   ---------
    Net deferred tax liability                $(771,000)$  (870,000)
                                               ========  ==========


    At June 28, 1996, the Company has net operating loss carryforwards of approximately $2,491,000 available to offset future U.S. federal taxes, which primarily expire between 2003 and 2006.

9.  COMMITMENTS AND CONTINGENCIES

    The Company leases certain of its facilities and equipment under long-term agreements expiring at various dates through 2030. Certain of these leases require the Company to pay real estate taxes and insurance and provide for escalation of lease costs based on certain indices. Future minimum payments under capital leases and noncancellable operating leases as of June 28, 1996 are as follows:

                                              Operating Leases

                     Capital          Rental     Sublease   Net Rental
      Fiscal Year     Leases        Commitment    Income    Commitment
      -----------     ------        ----------    ------    ----------

         1997     $   40,000      $  369,000    $172,000  $  197,000
         1998         35,000         172,000                 172,000


         1999         27,000          77,000                  77,000
         2000         23,000          70,000                  70,000
         2001                         66,000                  66,000
         Thereafter                2,447,000               2,447,000
                    --------       ---------      -------  ---------


 Total minimum
   lease payments    125,000      $3,201,000    $172,000  $3,029,000
                                   =========     =======   =========

   Less amount
       representing
       interest       (5,000)

   Capital lease
       obligations  $120,000
                     =======


    Total rental expense on all operating leases, both cancelable and noncancelable, amounted to $768,000 in 1996, $461,000 in 1995 and $433,000 in 1994. Total rental income under sublease was $232,000 in 1996, $124,000 in 1995 and $121,000 in 1994.

10. SHAREHOLDERS' EQUITY

   The Company has a qualified stock option plan (the Plan) under which officers, directors and employees are eligible to receive options to purchase shares of the Company's common stock at a price that is not less than 100 percent of the fair market value at the date of grant. There are 125,000 shares authorized for grant under the Plan. Additionally, the Board of Directors issues non-qualified options at their discretion at a price not less than fair market value at the date of grant. There are 125,000 shares authorized for grant under the non-qualified plan. The following table summarizes the stock option activity for the three years ended June 28, 1996:

                                 Number of Shares     Option Price
                                 ----------------     ------------

                            Non-qualified  Qualified
                            -------------  ---------
      Balance, June 25, 1993    55,000     110,019    $ 2.28 to $3.00
        Options granted         63,000       3,250    $ 2.28 to $ 2.40
        Options exercised                  (13,250)   $ 2.28 to $2.44
        Options expired                     (3,856)   $ 2.28 to $2.44
                            -------------  ---------

      Balance, June 24, 1994   118,000      96,163    $ 2.28 to $3.00
        Options granted         16,000                $ 3.25
        Options exercised      (15,000)    (12,375)   $ 2.28
        Options expired           (750)     (1,900)   $ 2.28
                            -------------  ---------

      Balance, June 30, 1995   118,250      81,888    $ 2.28 to $3.25
        Options granted         27,000       3,500    $ 4.50
        Options exercised       (8,500)    (16,747)   $ 2.28
        Options expired                     (1,250)   $ 2.28
                            -------------  ---------

      Balance, June 28, 1996   136,750      67,391    $ 2.28 to $4.50
                            =============  =========


      Shares exercisable        79,565      64,000
                             ============  =========


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

    The Company's wholly owned subsidiary, TTI Pte. in Singapore (including
    TTI Pte.'s wholly owned subsidiaries TTTS Pte and TTBk, 55% owned joint venture of Trio-Tech Malaysia, another subsidiary wholly owned by Trio-Tech Malaysia, 73% owned PESB), operates in the manufacturing, testing services and distribution business segments.



     All intersegment sales consist of sales from the manufacturing segment to the testing and distribution segments. Corporate assets mainly consist of cash and prepaid expenses. Corporate income amounts consist mainly consist of intersegment charges for general and administrative activities.

                                    1996         1995         1994
                                    ----         ----         ----
      Revenues:
        Manufacturing           $ 5,969,000  $ 7,202,000  $ 5,127,000
        Testing                  12,756,000    8,825,000    7,050,000
        Distribution              5,500,000    4,879,000    3,948,000
        Less intersegment
          sales                  (1,040,000)  (1,418,000)    (960,000)
                                 ----------   ----------   -----------

            Total revenues      $23,185,000  $19,488,000  $15,165,000
                                 ==========   ==========   ==========

      Operating profit (loss):
        Manufacturing           $  (367,000) $    35,000  $   159,000
        Testing                   3,238,000    1,476,000      859,000
        Distribution               (363,000)     (86,000)    (142,000)
                                 ----------   ----------   -----------
          Total operating
            profit                2,508,000    1,425,000      876,000
      Corporate income (expenses)   204,000      122,000      328,000
                                 ----------   ----------   -----------

        Total operating profit  $ 2,712,000  $ 1,547,000  $ 1,204,000
                                  ==========   =========   ==========


      Depreciation and
        amortization:

        Manufacturing           $   206,000  $   194,000  $   200,000
        Testing                   1,316,000    1,417,000    1,350,000
        Distribution                 39,000       33,000       51,000
                                 ----------   ----------   -----------
          Total depreciation
            and amortization    $ 1,561,000  $ 1,644,000  $ 1,601,000
                                  ==========   =========   ==========

      Capital expenditures:

        Manufacturing           $   234,000  $   648,000  $   106,000
        Testing                   1,050,000      745,000      880,000
        Distribution                537,000        1,000       20,000
                                 ----------   ----------   -----------
            Total capital
              expenditures      $ 1,821,000  $ 1,394,000  $ 1,006,000
                                  ==========   =========   ==========

                                    1996         1995         1994
                                    ----         ----         ----
      Identifiable assets:

        Manufacturing           $ 3,650,000  $ 3,648,000  $ 3,150,000
        Testing                   9,562,000    7,649,000    6,893,000
        Distribution              4,145,000    1,309,000    1,175,000
        Corporate                    59,000       40,000       80,000
                                 ----------   ----------   -----------

            Total assets        $17,416,000  $12,646,000  $11,298,000
                                 ==========   =========   ===========

      Revenues:
        United States           $ 3,998,000  $ 3,879,000  $ 2,795,000
        Southeast Asia           18,887,000   15,714,000   12,445,000
        Ireland                   1,340,000    1,313,000      885,000
          Less sales between
            geographic areas     (1,040,000)  (1,418,000)    (960,000)
                                 ----------   ----------   -----------

                                $23,185,000  $19,488,000  $15,165,000
                                 ==========   =========    ==========

      Operating profit (loss):
        United States           $   176,000  $   151,000  $  (110,000)
        Southeast Asia            2,311,000    1,276,000    1,059,000
        Ireland                      21,000       (2,000)     (73,000)
                                  ----------   ----------   -----------

          Total operating profit  2,508,000    1,425,000      876,000

      Corporate income (expenses)   204,000      122,000      328,000
                                 ----------   ----------   -----------

          Total operating profit $ 2,712,000  $1,547,000  $ 1,204,000
                                  ==========   =========   ==========
      Assets:
        United States           $ 2,143,000  $ 1,468,000  $ 1,404,000
        Southeast Asia           14,422,000   10,368,000    9,301,000
        Ireland                     851,000      810,000      593,000
                                 ----------   ----------   -----------

                                $17,416,000  $12,646,000  $11,298,000
                                 ==========   ==========   ==========

    The Company exports a portion of its equipment. Export sales by geographic area are as follows:

                                              Year Ended
                                   ---------------------------------
                                   June 28,     June 30,    June 24,
                                     1996        1995         1994
                                     ----        ----         ----

      Southeast Asia            $   957,000   $   976,000 $   501,000
      Europe                        646,000       595,000     227,000
      All others                    157,000       153,000     513,000
                                 ----------    ----------  ----------

                                $ 1,760,000   $ 1,724,000 $ 1,241,000
                                  ==========   ==========   ==========


    The Company had two major customers which accounted for 14% and 20% of the Company's sales during fiscal year 1996. Two customers accounted for 15% and 12% of sales during fiscal year 1995. One customer accounted for 16% of sales during fiscal 1994. The Company has no significant concentration of credit risks other than discussed above.

TRIO-TECH INTERNATIONAL

SCHEDULE VIII  VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
- -------------------------------------------------------------------------------
                                            Allowance
                                               for          Reserve
                                             Doubtful         for
                                             Acounts       inventory
Balance at June 25, 1993                        66,000       421,000

Additions charged to cost and expenses           6,000       121,000
Write offs                                     (15,000)      (97,000)
                                           -----------      --------
Balance at June 24, 1994                        57,000       445,000


Additions charged to cost and expenses           4,000        11,000
Recoveries                                     (11,000)      (22,000)
Write offs                                     (40,000)       (6,000)
                                           -----------      --------
Balance at June 30, 1995                        57,000       445,000

Additions charged to cost and expenses         178,000
Write offs                                     (11,000)     (420,000)
                                           -----------      --------
Balance at June 28, 1996                  $    177,000   $     8,000
                                           ===========      ========

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

EXHIBIT 11.1
STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS
- -------------------------------------------------------------------------------

                                               YEAR ENDED
                                 -------------------------------------
                                  JUNE 28,    JUNE 30,       JUNE 24,
                                    1996        1995           1994

Income (loss) before
    extraordinary item          (1) $  806,000 $   570,000    $  289,000
Extraordinary item                                             1,751,000
                                     ---------  ----------     ---------
Net income (loss)               (1) $  806,000 $   570,000    $2,040,000
                                     =========  ==========     =========


Primary earnings per share:
  Weighted average number
    of common shares
      outstanding                    1,195,000   1,162,000     1,009,000
outstanding

  Dilutive effect of stock
options
    and warrants after
application
    of treasury stock method            80,000      52,000         8,000
                                     ---------  ----------     ---------
Number of shares used to
compute
  primary earnings per share         1,275,000   1,214,000     1,017,000
                                     =========  ==========     =========
Primary earnings per share:
  Income before
extraordinary item               $        0.63 $      0.47    $     0.28
    Extraordinary item                                              1.72
                                     ---------  ----------     ---------
Net income per share             $        0.63 $      0.47    $     2.00
                                     =========  ==========     =========


Fully diluted earnings per
share:
  Weighted average number
    of common shares                 1,195,000   1,162,000     1,009,000
outstanding

  Dilutive effect of stock
options
    and warrants after
application
    of treasury stock method            89,000      85,000         8,000
                                     ---------  ----------     ---------
Number of shares used to
compute
  fully diluted earnings per         1,284,000   1,247,000     1,017,000
share
                                     =========  ==========     =========


Fully diluted earnings per
share:
  Income before
extraordinary item               $        0.63 $      0.46    $     0.28
  Extraordinary item                                                1.72
                                     ---------  ----------     ---------


Net income per share             $        0.63 $      0.46    $     2.00
                                     =========  ==========     =========


(1)   Net of applicable minority interest.