Form 10-Q
period 1996-09-27
TRIO TECH INTERNATIONAL
filed 1996-11-06
CIK 732026

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549



           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 27, 1996

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

            YES   X             NO


As of October 22, 1996, the Registrant had outstanding approximately 1,208,279* Shares of Common Stock.

* See PART II. OTHER INFORMATION, ITEM 2 in connection with a one-for-four reverse stock split, whose effective date of record was October 13, 1994.



This document contains a total of 8 pages.

                         PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                            TRIO-TECH INTERNATIONAL
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                                 (In Thousands)

                                                  Sep. 27   Jun. 28,
                                                   1996       1996
                                                  --------  --------
ASSETS
CURRENT ASSETS
    Cash                                          $    743  $  2,114
    Certificates of deposit                          4,665     3,114
    Accounts receivable - net                        4,908     4,783
    Notes & other receivables                          403       179
    Inventories                                      1,813     1,430
    Prepaid expenses                                   271       140
                                                   -------   -------
        Total current assets                        12,803     1,760
                                                   -------   -------

PROPERTY, EQUIPMENT AND CAPITALIZED LEASES, NET      5,033     5,330
                                                   -------   -------
OTHER ASSETS                                           304       326
                                                   -------   -------
TOTAL ASSETS                                      $ 18,140  $ 17,416
                                                  ========  ========


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Notes payable                                 $    131  $    245
    Accounts payable                                 1,822     1,813
    Accrued expenses                                 4,063     4,032
    Income taxes payable                             1,960     1,598
    Current portion of long-term debt and
       capitalized leases                              408       481
                                                    ------   -------
        Total current liabilities                    8,384     8,169
                                                   =======  ========

LONG-TERM DEBT AND CAPITALIZED LEASES,
    Net of current portion                             675       688
DEFERRED TAXES                                         770       771
MINORITY INTEREST                                    2,874     2,581
SHAREHOLDERS' EQUITY:
    Common stock; authorized, 2,500,000 shares;
      issued and outstanding, 1,208,279 shares
      at September 27, 1996, and 1,205,804
      shares at June 28, 1996 stated at             4,884     4,878


    Accumulated deficit                            (1,167)   (1,336)
    Cumulative currency translation                  1,720     1,665
                                                   -------  --------
        Total shareholders' equity                   5,437     5,207
                                                   -------  --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $ 18,140  $ 17,416
                                                  ========  ========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            TRIO-TECH INTERNATIONAL
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)
                 (In Thousands, except Earnings per Share Data)

                                                       THREE MONTHS ENDED
                                                     ----------------------
                                                     SEP. 27,       SEP. 29,
                                                      1996          1995
                                                    ----------    -----------
Revenues                                          $        5,616  $      5,733
Cost of revenues                                           3,322         3,721
                                                   -------------  ------------
    Gross profit                                           2,294         2,012
                                                   -------------  ------------

Selling, general & administrative expenses                 1,416         1,275
                                                   ------------- -------------
Income from operations                                       878           737
                                                   -------------  ------------

Other income (expense):
    Interest expense                                        (35)          (41)
    Other income                                            126           184
                                                    ------------  ------------
        Total                                                 91           143
                                                    ------------  ------------


Income before income taxes and minority interest             969           880

Income taxes                                                 421           360
                                                     -----------  ------------

Income before minority interest                              548           520

Minority interest                                            379           400
                                                     -----------  ------------
Net income                                        $          169  $        120
                                                     ===========  ============


Net income per share:
Primary                                           $         0.13  $       0.09
Fully diluted                                     $         0.13  $       0.09

Weighted average number of shares outstanding
Primary                                                    1,280         1,274
Fully diluted                                              1,289         1,304

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            TRIO-TECH INTERNATIONAL
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (In Thousands)
                                                     THREE MONTHS ENDED
                                                    --------------------
                                                    SEP. 27,     SEP. 29,
                                                      1996         1995
                                                   ----------  -----------
Net income                                        $        169 $       120


Cash flows from operating activities:

Adjustments to reconcile net income to

    Cash provided by operations:
    Depreciation and amortization                          370         388
    Loss on disposal of property and equipment              37
    Effect of exchange rate changes on
        Operating assets                                  (29)        (54)
    Changes in assets and liabilities:
        Accounts receivable, net                         (125)       (946)
        Notes and other receivables                      (224)           8
        Inventories                                      (383)        (68)
        Prepaid expenses & other current assets          (131)       (132)
        Other assets                                         3          60
        Accounts payable and accrued expenses              402       1,200
        Deferred taxes                                     (1)        (26)
                                                      --------  ----------
Net cash (used in) provided by  operating
   activities                                             (81)         430
                                                      --------  ----------

Cash flows from investing activities:
    Certificates of deposit                            (1,551)       (497)
    Capital expenditures, net                             (17)       (200)
    Minority interest                                      305         586
                                                       -------  ----------
Net cash used in investing activities                  (1,263)       (111)
                                                       -------  ----------

Cash flows from financing activities:
    Payments on notes payable and lines of
      credit                                             (104)       (219)
    Proceeds from long-term debt and
        capitalized leases                                30          19
    Principal payments of long-term debt
        capitalized leases                               (126)        (59)
     Issuance of common stock                                6
                                                       -------  ----------
Net cash used in financing activities                    (194)       (259)
                                                       -------  ----------

Effect of exchange rate changes on cash                    (2)          31
Net (decrease) increase in cash                        (1,371)         211
Cash, beginning of the period                            2,114         674
                                                       -------  ----------
Cash , end of the period                          $        743 $       885
                                                       =======  ==========


Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest                                          $         29 $        39
Income taxes                                      $         25 $        25

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                     TRIO-TECH INTERNATIONAL
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   Basis of Presentation

The interim financial statements as of September 27, 1996, and for the three-months ended September 27, 1996, are unaudited. In the opinion of management, the unaudited financial statements include all adjustments necessary, consisting of normal recurring accruals, for a fair presentation of such information. Certain reclassifications of prior year amounts have been made to conform to the current year financial statement presentation.

The consolidated results of operations for the three-month periods ending September 27, 1996 and September 29, 1995, are not necessarily indicative of the results expected for a full year.

NOTE 2.   Inventories

The composition of inventories is as follows (in thousands):

                                        Sept. 27,    June 28,
                                           1996         1996
                                        ----------  -----------
     Raw materials                      $      790   $      640
     Work in process                           383          294
     Finished goods                            640          496
                                        ----------  -----------
                                         $   1,813    $   1,430
                                        ==========  ===========

NOTE 3.   Other Assets

The composition of other assets is as follows (in thousands):

                                        Sept. 27,  June 28,
                                          1996       1996
                                        ---------  ---------
     Cost in excess of net assets
       acquired, net of accumulated
         amortization                      $  209    $  228
     Other assets                              95        98
                                         ---------  --------
                                           $  304    $  326
                                         =========  ========


NOTE 4.   Common Stock

In October, 1994 the Board of Directors approved a one-for-four reverse stock split. Common stock and stock options have been retroactively adjusted for the split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.   Liquidity and Capital Resources

The Company's working capital improved $ 828,000 during the first quarter. This is due to increases in inventories and receivables.

The Company's subsidiary, TTI Pte, has a secured credit agreement with Standard Chartered Bank which provides for a total line of credit of $ 655,000. Borrowings under these lines amounted to $16,000 as of September 27, 1996. The interest rate on borrowings is at the bank's prime rate (6.5% at September 27, 1996) plus 2%. Borrowings under this agreement are collateralized by substantially all of TTI Pte's assets.

The Company's subsidiary, TTBk, has a secured line of credit with a bank which provides for a total line of credit of $78,000. There were no borrowings under the line as of September 27, 1996.

The Company's subsidiary, WGP, has a short-term loan of $210,000 from a bank. Interest is at 1.31% above the bank reference rate (13.29% at September 27, 1996).
The Company's subsidiary, EETC, has a credit agreement with a bank which provides a term loan of $376,000. Interest is at the bank's prime rate (6.25% at September 27,1996) plus 3%.

The Company has a revolving line of credit of $125,000 from a bank bearing interest at 1.5% above the bank's reference rate (8.25% at September 27, 1996).
 Borrowings under the line amounted to $115,000 as of September 27, 1996.

2.   Material Changes in Financial Position

There were no material changes in the financial position of the Company during the three-month period ending September 27, 1996.

3.   Material Changes in Results of Operations

     (a) Comparison of the three-month period ending September 27, 1996 and September 29, 1995.

The Company recorded $ 169,000 of profit during the first quarter ($ 120,000 for the three months ended September 29, 1995). Sales have decreased by 2% in the three-month period ending September 27, 1996 as compared to the corresponding period in the previous year. Gross margins have improved by 6% to 41% for the period ended September 27, 1996, as compared to 35% for the corresponding period in the previous year. Selling, general and administrative expenses have increased $141,000 or 11% as a result of increases in manufacturing costs and have increased as a percentage to sales to 25% for the three months ended September 27, 1996, as compared to 22% for the three months ended September 29, 1995. Interest expenses have declined as a result of a reduction in borrowings against a line of credit. Other income decreased $ 58,000 due to a decrease in realized and unrealized gains. Minority interest has decreased mainly due to the performance from the Malaysia operations.

                   PART II. OTHER INFORMATION

Item 2.  Changes in securities.

A reverse stock split (the "Reverse Split" ) of the common stock was confirmed with a date of record for determining the Stockholders entitled to participate in the Reverse Split of October 13, 1994. The Reverse Split was a one-for-four reverse stock split whereby each outstanding share of existing common stock was automatically converted into one-fourth of a share of common stock. Fractional interests resulting from the Reverse Split were rounded up to the nearest whole share, with half-shares being rounded up to the next whole number. For example, a person holding 101 shares prior to the Reverse Split would now hold 25 shares, the remaining 1/4 share having been canceled and disregarded; persons holding 102 or 103 shares received 26 full shares after the Reverse Split. As of January 31, 1994 3,724,000 shares had been delivered to the Transfer Agent for the new stock certificates. The Company approximates the number of currently outstanding shares to be 1,208,279.



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

                              Dated:    November 6, 1996