Form 10-Q
period 1996-12-27
TRIO TECH INTERNATIONAL
filed 1997-02-05
CIK 732026

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549



           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended December  27, 1996

Commission File Number 0-13914

                     TRIO-TECH INTERNATIONAL

     (Exact name of Registrant as specified in its Charter)

            California                        95-2086631

 (State or other jurisdiction of           (I.R.S. Employer
  incorporation or organization)        Identification Number

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

            YES   X             NO
As of January 24, 1997, the Registrant had outstanding approximately 1,282,920* Shares of Common Stock.

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
                                  (unaudited)
                                 (In Thousands)

                                                  Dec. 27   Jun. 28,
                                                    1996     1996

ASSETS
CURRENT ASSETS
    Cash                                          $    863  $  2,114
    Certificates of deposit                          5,060     3,114
    Accounts receivable - net                        4,049     4,783
    Notes & other receivables                          425       179
    Inventories                                      1,779     1,430
    Prepaid expenses                                   305       140

        Total current assets                        12,481    11,760


PROPERTY, EQUIPMENT AND CAPITALIZED LEASES, NET      4,521     5,330

OTHER ASSETS                                           283       326

TOTAL ASSETS                                      $ 17,285  $ 17,416



LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Notes payable                                 $    101  $    245
    Accounts payable                                 1,336     1,813
    Accrued expenses                                 3,692     4,032
    Income taxes payable                             1,773     1,598
Current portion of long-term debt and

  capitalized leases                                   155       481

        Total current liabilities                    7,057     8,169


LONG-TERM DEBT AND CAPITALIZED LEASES,
    Net of current portion                             652       688
DEFERRED TAXES                                         774       771
MINORITY INTEREST                                    3,041     2,581

SHAREHOLDERS' EQUITY:
Common stock; authorized, 2,500,000 shares;
 issued and outstanding, 1,282,920 shares at
 December 27, 1996, and 1,205,804 shares at
 June 28, 1996 stated at                            5,040     4,878
    Accumulated deficit                              (964)   (1,336)
    Cumulative currency translation                  1,685     1,665

        Total shareholders' equity                   5,761     5,207

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $ 17,285  $ 17,416


[FN]
SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            TRIO-TECH INTERNATIONAL
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)
                 (In Thousands, except Earnings per Share Data)


                                  SIX  MONTHS ENDED   THREE MONTHS ENDED


                                  DEC. 27,  DEC. 29,  DEC. 27,  DEC. 29,
                                    1996      1995      1996      1995

Revenues                          $ 11,035  $ 11,322  $  5,419  $  5,591
Cost of revenues                     6,814     7,084     3,492     3,365

    Gross profit                     4,221     4,238     1,927     2,226


Selling, general &
administrative expenses
                                     2,778     2,761     1,362     1,486
                                  SIX  MONTHS ENDED   THREE MONTHS ENDED


Income from operations               1,443     1,477       565       740


Other income (expense):
    Interest expense                  (62)      (76)      (27)      (35)
    Other income (expense)             315       449       189       265

        Total                          253       373       162       230


Income before income taxes and
  minority interest                  1,696     1,850       727       970

Income taxes                           672       743       251       383


Income before minority interest      1,024     1,107       476       587

Minority interest                    (653)     (789)     (274)     (389)


Net income                        $    371  $    318  $    202  $    198



Earnings per share:
Primary                           $   0.29  $   0.25  $   0.16  $   0.16
Fully diluted                     $   0.29  $   0.25  $   0.16  $   0.16

Weighted average number of
   shares outstanding:
Primary                              1,286     1,268     1,292     1,262
Fully diluted                        1,291     1,276     1,293     1,248

[FN]
SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            TRIO-TECH INTERNATIONAL
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (In Thousands)
                                                   SIX MONTHS ENDED

                                                  Dec. 27,  Dec. 29,
                                                    1996      1995

Cash flows from operating activities:

Net income                                        $    371  $    318


Adjustments to reconcile net income to

    Cash provided by operations:
    Depreciation and amortization                      709       798
    Loss on disposal of property and equipment          69
    Effect of exchange rate changes on
        Operating assets                                11     (234)
    Changes in assets and liabilities:
        Accounts receivable, net                       734   (1,050)
        Notes and other receivables                  (246)        23
        Inventories                                  (349)     (284)
        Prepaid expenses & other current assets      (165)      (39)
        Other assets                                     6        39
        Accounts payable and accrued expenses        (642)     2,034
                                                   SIX MONTHS ENDED

        Deferred taxes                                   3      (19)

Net cash  provided by  operating activities            501     1,586


Cash flows from investing activities:
    Certificates of deposit                        (1,925)   (1,353)
    Capital expenditures, net                        (268)     (486)
    Minority interest                                  507       922
    Purchase of investment                            (21)        0

Net cash used in investing activities              (1,707)     (917)


Cash flows from financing activities:
    Payments on notes payable and lines of
       credit                                        (220)     (219)
    Borrowings under notes payable                      77         0
    Proceeds from long-term debt and
        capitalized leases                           (196)     159
    Principal payments of long-term debt
        capitalized leases                           (182)     (116)
     Issuance of common stock                          162        36

Net cash used in financing activities                (359)     (140)


Effect of exchange rate changes on cash                314     (218)
Net (decrease) increase in cash                    (1,251)       311
Cash, beginning of the period                        2,114       674

Cash , end of the period                          $    863  $    985


                                                   SIX MONTHS ENDED

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest                                          $     67  $     57
Income taxes                                      $    446  $     76

[FN]
SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                     TRIO-TECH INTERNATIONAL
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   Basis of Presentation

The interim financial statements as of December 27, 1996, and for the six-months ended December 27, 1996, are unaudited. In the opinion of management, the unaudited financial statements include all adjustments necessary, consisting of normal recurring accruals, for a fair presentation of such information. Certain reclassifications of prior year amounts have been made to conform to the current year financial statement presentation.

The consolidated results of operations for the six-month periods ending December 27, 1996 and December 29, 1995, are not necessarily indicative of the results expected for a full year.

NOTE 2.   Inventories

The composition of inventories is as follows (in thousands):


                                        Dec.27,  June 28,
                                         1996      1996
     Raw materials                      $   698  $     640
     Work in process                        407        294
     Finished goods                         674        496

                                        $ 1,779  $   1,430



NOTE 3.   Other Assets

The composition of other assets is as follows (in thousands):

                                        Dec.27,  June 28,
                                         1996      1996

Cost in excess of net assets
  acquired, net of accumulated
     amortization                       $   192  $     228
     Other assets                            91         98

                                        $   283  $     326





NOTE 4.   Common Stock

In October, 1994 the Board of Directors approved a one-for-four reverse stock split. Common stock and stock options have been retroactively adjusted for the split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.   Liquidity and Capital Resources

The Company's working capital improved $ 1,833,000 during the first two quarters. This is due to increases in inventories, cash and cash equivalents and decreases in accounts payable.

The Company's subsidiary, TTI Pte, has a secured credit agreement with Standard Chartered Bank which provides for a total line of credit of $ 655,000. There were no borrowings under this line as of December 27, 1996. The interest rate on borrowings is at the bank's prime rate plus 2%. Borrowings under this agreement are collateralized by substantially all of TTI Pte's assets.

The Company's subsidiary, TTBk, has a secured line of credit with a bank which provides for a total line of credit of $78,000. Borrowings under the line as of December 27, 1996 were $7,000. Interest is at the bank's prime rate (13.25% at December 27, 1996) plus 4.75%.

The Company's subsidiary, EETC, has a credit agreement with a bank which provides a term loan of $560,000. Borrowings under this agreement as of December 27, 1996 were $384,000 Interest is at the bank's prime rate (5.83% at December 27, 1996) plus 3%.

The Company has a revolving line of credit of $125,000 from a bank bearing interest at 1.5% above the bank's reference rate (8.25% at December 27, 1996). Borrowings under the line amounted to $95,000 as of December 27, 1996.

2.   Material Changes in Financial Position

There were no material changes in the financial position of the Company during the six-month period ending December 27, 1996.

3.   Material Changes in Results of Operations

There were no material changes in the results of operations of the Company during the six-month period ending December 27, 1996.


                   PART II. OTHER INFORMATION

Item 2.  Changes in securities.

A reverse stock split (the "Reverse Split" ) of the common stock was confirmed with a date of record for determining the Stockholders entitled to participate in the Reverse Split of October 13, 1994. The Reverse Split was a one-for-four reverse stock split whereby each outstanding share of existing common stock was automatically converted into one-fourth of a share of common stock. Fractional interests resulting from the Reverse Split were rounded up to the nearest whole share, with half-shares being rounded up to the next whole number. For example, a person holding 101 shares prior to the Reverse Split would now hold 25 shares, the remaining 1/4 share having been canceled and disregarded; persons holding 102 or 103 shares received 26 full shares after the Reverse Split. As of January 31, 1994

3,724,000 shares had been delivered to the Transfer Agent for the new stock certificates. The Company approximates the number of currently outstanding shares to be 1,282,920.



                           SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              TRIO-TECH INTERNATIONAL

                              Registrant



                              By
                                 A. Charles Wilson
                                 Chairman

                              Dated:    February  5, 1997

                            TRIO-TECH INTERNATIONAL
                                 EXHIBIT  11.1
             STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS
                                  (unaudited)
                 (In thousands, except Earnings per Share Data)


                                   SIX  MONTHS ENDED  THREE MONTHS ENDED

                                   DEC. 27,  DEC.29,  DEC.27,   DEC. 29,
                                     1996     1995     1996       1995

Net income                         $    371  $   318  $   202   $     198


Primary earnings per share:


  Weighted average number of
                                   SIX  MONTHS ENDED  THREE MONTHS ENDED

common shares
       outstanding                    1,214    1,186    1,221       1,190

  Dilutive effect of stock
options and warrants after
      application of treasury
stock method
                                         72       82       71          72


Number of shares used to compute
primary earnings
    per share                         1,286    1,268    1,292       1,262



Primary earnings per share:
   Earnings  per share             $   0.29  $  0.25  $  0.16   $    0.16



Fully diluted earnings per share:


  Weighted average number of
common shares
       outstanding                    1,214    1,186    1,221       1,190


  Dilutive effect of stock
options and warrants after
       application of treasury
stock method
                                         77       90       72          58
                                   SIX  MONTHS ENDED  THREE MONTHS ENDED


Number of shares used to compute
fully diluted
    earnings per share                1,291    1,276    1,293       1,248



Fully diluted earnings per share:
    Earnings  per share            $   0.29  $  0.25  $  0.16   $    0.16

