Form 10-Q
period 1997-03-28
TRIO TECH INTERNATIONAL
filed 1997-05-08
CIK 732026

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549



           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 28, 1997

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

            YES   X             NO
As of April 17, 1997, the Registrant had outstanding approximately 1,285,850 Shares of Common Stock.




This document contains a total of 7 pages.

                         PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                            TRIO-TECH INTERNATIONAL
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                  Mar. 27   Jun. 28,
                                                    1996     1996
                                                (unaudited)
ASSETS
CURRENT ASSETS
    Cash                                          $  1,049  $  2,114
    Certificates of deposit                          5,520     3,114
    Accounts receivable - net                        4,236     4,783
    Notes & other receivables                          177       179
    Inventories                                      2,025     1,430
    Prepaid expenses                                   278       140

        Total current assets                        13,285    11,760


PROPERTY, EQUIPMENT AND CAPITALIZED LEASES, NET      4,484     5,330

OTHER ASSETS                                           286       326

TOTAL ASSETS                                      $ 18,055  $ 17,416



LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Notes payable                                 $    162  $    245
    Accounts payable                                 1,553     1,813
    Accrued expenses                                 3,583     4,032
    Income taxes payable                             1,817     1,598
Current portion of long-term debt and
  capitalized leases                                   151       481

        Total current liabilities                    7,266     8,169


LONG-TERM DEBT AND CAPITALIZED LEASES,
    Net of current portion                             624       688
DEFERRED TAXES                                         760       771
MINORITY INTEREST                                    3,291     2,581

SHAREHOLDERS' EQUITY:
Common stock; authorized, 2,500,000 shares;
 issued and outstanding, 1,285,850 shares at
 March 28, 1997, and 1,205,804 shares at
 June 28, 1996 stated at                            5,063     4,878
    Accumulated deficit                              (667)   (1,336)
    Cumulative currency translation                 1,718     1,665

        Total shareholders' equity                  6,114     5,207

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $ 18,055  $ 17,416


[FN]
SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            TRIO-TECH INTERNATIONAL
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)
                 (In Thousands, except Earnings per Share Data)


                                  NINE MONTHS ENDED   THREE MONTHS ENDED
                                  MAR. 28,  MAR. 29,  MAR. 28,  MAR. 29,
                                    1996      1995      1996      1995

Revenues                          $ 16,066  $ 16,269  $  5,031  $  4,947
Cost of revenues                     9,782     9,869     2,968     2,785

    Gross profit                     6,284     6,400     2,063     2,162
Selling, general &
administrative expenses              4,305     4,148     1,527     1,387
Income from operations               1,979     2,252       536       775

Other income (expense):
    Interest expense                  (92)     (113)      (30)      (37)
    Other income (expense)             492       306       177     (143)
        Total                          400       193       147     (180)

Income before income taxes and
  minority interest                  2,379     2,445       683       595
Income taxes                           900       947       228       204
Income before minority interest      1,479     1,498       455       391
Minority interest                    (810)     (977)     (157)     (188)

Net income                        $    669  $    521  $    298  $    203

Earnings per share:
Primary                           $   0.52  $   0.41  $   0.23  $   0.16
Fully diluted                     $   0.51  $   0.41  $   0.23  $   0.16

Weighted average number of
   shares outstanding:
Primary                              1,294     1,267     1,310     1,269
Fully diluted                        1,301     1,277     1,321     1,269

[FN]
SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            TRIO-TECH INTERNATIONAL
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (In Thousands)
                                                  NINE MONTHS ENDED
                                                  Mar. 28,  Mar. 29,
                                                    1997      1996

Cash flows from operating activities:
Net income                                        $    669  $    521


Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization                    1,030     1,149
    Loss on disposal of property and equipment          54
    Effect of exchange rate changes on
        Operating assets                                 8     (196)
    Increase (decrease) in cash from changes
      in assets and liabilities:
        Accounts receivable, net                       547       473
        Notes and other receivables                      2        16
        Inventories                                  (595)     (449)
        Prepaid expenses & other current assets      (138)      (33)
        Other assets                                    10        20
        Accounts payable and accrued expenses        (490)     1,282
        Deferred taxes                                (11)       (6)

Net cash  provided by  operating activities          1,086     2,777


Cash flows from investing activities:
    Certificates of deposit                        (2,406)   (2,674)
    Capital expenditures, net                        (513)     (603)
    Minority interest                                  651     1,114
Net cash used in investing activities              (2,268)    (2163)


Cash flows from financing activities:
    Payments on notes payable and lines of
       credit                                        (227)     (215)
    Borrowings under notes payable                     104         0
    Proceeds from long-term borrowings               (133)       340
    Payments for long-term debt                      (210)      (94)
    Issuance of common stock                           185        56

Net cash (used in) provided by
  financing activities                               (281)        80


Effect of exchange rate changes on cash                398     (326)
Net (decrease) increase in cash                    (1,065)       375
Cash, beginning of the period                        2,114       674

Cash , end of the period                          $  1,049  $  1,049

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest                                          $     93  $    112
Income taxes                                      $    667  $    153

[FN]
SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                     TRIO-TECH INTERNATIONAL
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   Basis of Presentation

The interim financial statements as of March 28, 1997, and for the nine-month period ending March 28, 1997, are unaudited. In the opinion of management, the unaudited financial statements include all adjustments necessary, consisting of normal recurring accruals, for a fair presentation of such information. Certain reclassifications of prior year amounts have been made to conform to the current year financial statement presentation.

The consolidated results of operations for the nine-month periods ending March 28, 1997 and March 29, 1997, are not necessarily indicative of the results expected for a full year.

NOTE 2.   Inventories

The composition of inventories is as follows (in thousands):


                                        Mar. 28,    June 28,
                                         1997        1996
                                       (unaudited)
     Raw materials                      $   764    $    640
     Work in process                        607         294
     Finished goods                         654         496

                                        $ 2,025    $  1,430

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.   Liquidity and Capital Resources

The Company's working capital improved $ 2,428,000 during the first three quarters. This is due to increases in cash and cash equivalents, inventories and decreases in accounts payable and accrued expenses.

The Company's subsidiary, TTI Pte, has a secured credit agreement with Standard Chartered Bank which provides for a total line of credit of $ 655,000. There were no borrowings under this line as of March 28, 1997. The interest rate on borrowings is at the bank's prime rate plus 2%. Borrowings under this agreement are collateralized by substantially all of TTI Pte's assets.

The Company's subsidiary, TTBk, has a secured line of credit with a bank which provides for a total line of credit of $78,000. Borrowings under the line amounted to $ 2,000 as of March 28, 1997. Interest is at the bank's prime rate (13.25% atMarch 28, 1997) plus 4.75%.

The Company's subsidiary, EETC, has a credit agreement with a bank which provides a term loan of $555,000. Borrowings under this agreement amounted to $356,000 as of March 28, 1997. Interest is at the bank's prime rate (5.75% at March 28, 1997) plus 3%.

The Company has a revolving line of credit of $150,000 from a bank bearing interest at 1.5% above the bank's reference rate (9.75% at March, 28 1997). Borrowings under the line amounted to $120,000 as of March 28, 1997.

2.   Material Changes in Financial Condition

There were no material changes in the financial condition of the Company as of March 28, 1997.

3.   Material Changes in Results of Operations

There were no material changes in the results of operations of the Company during the nine-month period ending March 28, 1997.



                           SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              TRIO-TECH INTERNATIONAL

                              Registrant



                              By
                                 A. Charles Wilson
                                 Chairman

                              Dated:    May 8, 1997

                            TRIO-TECH INTERNATIONAL
                                 EXHIBIT  11.1
             STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS
                                  (unaudited)
                 (In Thousands, except Earnings per Share Data)


                                  NINE MONTHS ENDED  THREE MONTHS ENDED

                                   MAR. 28, MAR. 29, MAR. 28,   MAR. 29,
                                     1997     1996     1997       1996

Net income                         $    669  $   521  $   298   $     203


Primary earnings per share:

  Weighted average number of
   common shares outstanding          1,228    1,186    1,256       1,191

  Dilutive effect of stock
   options after application
    of treasury stock method             66       81       54          78

  Number of shares used to compute
   primary earnings per share         1,294    1,267    1,310       1,269

Primary earnings per share         $   0.52  $  0.41  $  0.23   $    0.16

Fully diluted earnings per share:

  Weighted average number of
   common shares outstanding          1,294    1,186    1,256       1,191

  Dilutive effect of stock
   options after application
   of treasury stock method              73       91       65          78

  Number of shares used to compute
   fully diluted earnings per share   1,301    1,277    1,321       1,269

Fully diluted earnings per share   $   0.51  $  0.41  $  0.23   $    0.16

