Form 10-K
period 1997-06-27
TRIO TECH INTERNATIONAL
filed 1997-09-16
CIK 732026

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-K

           Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 27, 1997  Commission file number 0-13914

                       TRIO-TECH INTERNATIONAL
                        -----------------------

(Exact name of registrant as specified in its charter)

           California                                 95-2086631
    -----------------------                           -----------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification No.)

           355 Parkside Drive
         San Fernando, California                        91340
  -----------------------------------                    ------
(Address of principal executive offices)               (Zip Code)

                                 (818) 365-9200
   -----------------------------------------------------------------------
         (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                 None
                                ------
                            Title of Class

Securities registered pursuant to Section 12(g) of the Act:

                             Common stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.            YES  X     NO
                                                  ---

Based on the closing sales price on August 22, 1997, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $ 6,037,805. The number of shares outstanding of the registrant's common stock was 1,291,064 at August 22, 1997.

Documents incorporated by reference:

1.Notice of 1997 Annual Meeting and Proxy Statement (Part III of Form 10-K).

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy statement incorporated
by reference in Part III of this Form 10-K.    [ X ]

The number of pages in this filing is 39.  The Exhibit Index begins on page 14.

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

In 1976, the Company formed Trio-Tech International Pte Ltd (TTIPte), a wholly owned subsidiary, and it in turn formed Trio-Tech Test Services Pte Ltd (TTTSPte), its wholly owned subsidiary. They autonomously operate in the Republic of Singapore, for the purpose of selling testing equipment and providing testing services to integrated circuit manufacturers located in Singapore and elsewhere in the Pacific Basin. The Singapore facility benefits from moderate labor costs, the absence of currency and tariff restrictions, and the presence of the semiconductor manufacturing industry in Southeast Asia and the Pacific Basin.

In August 1984, the Company formed a wholly owned Cayman Islands subsidiary, European Electronic Test Centre (EETC). In July 1985, EETC commenced operating a semiconductor testing facility in Dublin, Ireland. The Company obtained a grant from the Industrial Development Authority of the Republic of Ireland to provide 30% of actual expenditures for building modifications and fixed assets up to a maximum of $1,279,000.

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

On September 1, 1988, the Company acquired the Rotating Test Equipment Product Line of Genisco Technology Corporation.

On November 1, 1990, Trio-Tech acquired Express Test Corporation (Express Test). Express Test is a manufacturer of pressurized vessels (autoclaves) designed for humidity stress testing of integrated circuits. Whereas most of Trio-Tech's integrated circuit testing devices are for hermetically sealed ceramic devices, Express Test machines are designed to test plastic sealed devices.

In October 1992, the Company's Singapore subsidiary formed a wholly owned subsidiary to provide testing services in Bangkok, Thailand. The Singapore subsidiary provides the equipment and management for this operation.

In October 1993, the Company's Singapore subsidiary entered into a joint-venture agreement with a Chinese Company to operate a crude oil chemical processing business in Wuhan, China. This business involves a value added production process in which crude oil is chemically processed, repackaged and distributed to industrial users. In December 1996, the Company's Singapore subsidiary reduced its equity interest in this joint-venture to 49%.

In November 1993, the Company's Singapore subsidiary acquired a 73% equity interest in Prestal Enterprise Sdn Bhd, an investment holding company which owned a 6% indirect share holding in Trio-Tech Malaysia (TTM). The purpose was to acquire an additional 5% share holding in TTM.

The following table sets forth the percentage of revenues derived from product sales, testing services and industry segments during the last three fiscal years and the breakdown of revenues derived from customers in the United States, Southeast Asia and Europe. The amounts represented in product sales and service include revenues derived from the test equipment distribution business in Singapore. See Note 12, Business Segments, for a more detailed description.

                                  Year Ended
                                   ----------
                                   June 27, 1997  June 28, 1996 June 30, 1995
                                    --------         ---------    -----------
                         (Dollar amounts in thousands)

Product sales and
  service:
United States      $     2,409   11 % $  2,466  11 % $ 2,574   13 %
Southeast Asia           6,694   31      7,691  33     7,287   38
Europe                     441    2        272   1       802    4
                    ----------   ---  --------  ---  -------   ---
Total              $     9,544   44% $  10,429  45% $ 10,663   55%
                    ===========  === =========  === ========   ===

Testing services:
United States       $      215    1% $     205   1% $    201    1%
Southeast Asia          11,305   53     11,642  50     8,407   43
Europe                     484    2        909   4       217    1
                    ----------   --- ---------  ---  -------    ---

Total               $   12,004   56% $  12,756  55% $  8,825   45%
                    ==========   ===  ========  ===  =======  ===


Net sales:
Manufacturing       $    5,158  24% $   4,929  21% $  5,784   30%
Testing                 12,004  56     12,756  55     8,825   45
Distribution             4,386  20      5,500  24     4,879   25
                    ----------  ---  --------  --- --------  ---
Total net sales     $   21,548 100% $  23,185 100% $  9,488  100%
                    ========== ====  ======== ==== ========  ====


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

Hermetically sealed packaging is required by military, aerospace, telecommunications and other commercial users for semiconductor devices that must have high reliability and long life. It is also used for hybrid circuits and certain other specialized devices, and for semiconductor devices that are produced in smaller quantities. There have been significant advances in the plastics industry, thereby making plastic sealed devices as reliable as ceramic ones. Plastic is the material of choice in the commercial integrated circuit markets, because polymers are less expensive and easier to process than ceramic materials.

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

Leak Testers

The Registrant also manufactures systems for leak detection in hermetically packaged semiconductor devices. Certain defects may appear in some tests but not in others, so that thorough testing requires three separate leak procedures using different equipment. The Registrant manufactures a range of equipment and systems designed to detect leaks in hermetic packaging by means of visual scanning for bubble trails emanating from defective devices and radioactive detection for ultra fine leaks.

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

Burn-in Equipment and Fixtures

Trio-Tech International Singapore is a leading burn-in system manufacturer in the Pacific Basin. Burn-in equipment is used to subject all types of integrated circuits to sustained heat while testing them electrically in order to identify early product failures ("infant moralities") as well as to assure long-term reliability. Burn-in testing approximates, in a compressed time frame, the electrical and thermal conditions to which the device would be subjected during its normal life.

The Singapore operation also offers test fixtures for its Cobis burn-in systems and other brands of burn-in systems. Burn-in boards are used as fixture devices for the purpose of electrically exercising test devices during high temperature environmental stressing.

Pressurized Humidity Testing Equipment

The Registrant manufactures a range of pressurized humidity test equipment and specialized test fixtures which it continues to market under the name of Express Test Corporation. Pressurized humidity test equipment utilizes a pressurized vessel (autoclave) as the main test chamber in order to force moisture into the plastic encapsulate and thereby determine the moisture resistance of the test devices much more rapidly than non pressurized conventional humidity test systems. Highly accelerated temperature and humidity stress test systems offer reliability data for commercial IC manufacturers and end-users such as computer, automotive and other commercial customers.

Temperature Controlled Wafer Chucks
The Artic Temperature Controlled Chucks are used for test, characterization and failure analysis of semiconductor wafers and other components at accurately controlled temperatures. The systems utilize thermoelectric technology to achieve wide temperature ranges without the need for special refrigerants and cooling fluids. Several models are available which provide temperature ranges from -65.C to +400.C. A unique mechanical design, for which patents are pending, provides excellent mechanical stability across the temperature ranges.


Product Development
-------------------

Rate of Turn Tables

The new Series 2000 rate table controller offers touch screen control and an IEEE 488.2 (industry standard) computer interface. This controller, integrated with existing rate tables, provides user friendly, accurate and reliable rate tables for a wide range of automatic test equipment and sensor test applications.

Artic Temperature Controlled Chucks

Development of the Artic Temperature Controlled Chucks is ongoing. During 1997, the Company introduced two new models. The new triaxial chucks provide a high isolation environment for low current measurements on wafers. The rapid cool down systems provide cool down from +350.C to +35.C in less than 10 minutes. Ongoing development will focus on improved thermal performance and expanded temperature ranges.

Burn-in Equipment

The Registrant is also developing a new range of dynamic burn-in systems. Burn-in has always represented a large segment of the Company's business both in terms of testing services and equipment sales. These new systems are designed to meet the changing needs of the Company's test laboratories and customers.


Testing Services


The Registrant owns and operates facilities that provide testing services for ceramic and plastic encased semiconductor devices and other electronic components to meet the requirements of military, aerospace, industrial and commercial applications. The Registrant uses its own proprietary equipment for certain burn-in, centrifugal and leak tests, and commercially available equipment for the various other environmental tests. The Registrant conducts its testing operations at its facilities located in San Fernando, California;the Republic of Singapore; Dublin, Ireland; Penang and Kuala Lumpur, Malaysia; and Bangkok, Thailand.

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

Distribution Activities

Besides its manufacturing and testing business, the Company's Singapore subsidiary continues to develop its international distribution division. This distribution business purchases products from European and Pacific Basin manufacturers for resale. Specifically, since 1987, Heraeus-Votsch of West Germany has been utilizing Trio-Tech International Pte. Ltd. in Singapore as a distributor of its products. The Singapore subsidiary also represents several Japanese and American manufacturers. It affords Trio-Tech additional sales penetration opportunities in the Pacific Basin for the remainder of the Trio-Tech product line.

Marketing, Distribution and Service

The Company markets its products and services worldwide, both directly and through independent sales representatives. There are approximately 12 of these representatives that operate within the United States and 7 in various foreign countries. The Company's marketing efforts in the United States are coordinated from its headquarters in San Fernando, and its Far East and European marketing efforts are assigned to its subsidiaries in Singapore and Ireland, respectively. The Registrant advertises in trade journals and participates in trade shows.

The Company's products and services are purchased by independent testing laboratories and by users and manufacturers of high-reliability semiconductor devices, including Hyundai, TRW Teledyne, Allied Signal, AMD, Motorola, National Semiconductor, SGS Thomson and Texas Instruments. During the year ended June 27, 1997, the Company had sales of $2,827,000 and $4,659,000 to two different customers.

Backlog

The following table sets forth the Company's backlog at the dates indicated (amounts in thousands):

                                   June 27, 1997   June 28, 1996
                                    ------------   -------------
Manufacturing backlog               $1,980          $1,925
Testing service backlog              2,339           1,322
Distribution backlog                 1,543           1,372
                                    -------          ------
                                    $5,862          $4,619
                                    ======          ======

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

There are numerous testing laboratories in the areas in which the Company operates that perform a range of testing services similar to those offered by the Company. Since the Company has sold and will continue to sell its leak testing systems and centrifuges to competing laboratories, the Company's competitors can offer the same capabilities in testing. The Company also sells its products and systems to semiconductor manufacturers and users who might otherwise have used outside testing laboratories, including the Company, to perform environmental testing. The existence of competing laboratories and the purchase of testing equipment by semiconductor manufacturers and users are potential threats to the Company's future revenues and earnings from testing.



Patents

The Registrant holds a U.S. Patent granted in 1987 in relation to its pressurization humidity testing equipment. The Registrant also holds a U.S. Patent granted in 1994 on certain aspects of its Artic Temperature test systems. In addition, the Registrant has recently filed a new patent application for certain aspects of its new Artic Temperature test products.

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

Employees

As of June 27, 1997, the Company had 33 employees in the United States, 176 in Singapore, 254 in Malaysia, 119 in Bangkok, and 20 in Ireland. None of the Company's employees are represented by a labor union.

ITEM 2 - PROPERTIES
-------------------
The following table sets forth information as to the location and general character of the principal manufacturing and testing  facilities of the Registrant:

                                                          Owned (O)
                                           Approx.       or Leased (L)
                                           Sq. Ft.        Expiration
Location              Principal Use        Occupied          Date
--------               -------------         --------         ------
355 Parkside Dr.        Headquarters/       21,000      (L) Jan. 1998
San Fernando, CA 9l340  Manufacturing/
                        Testing

Abbey Road              Testing/Manufac-
Deansgrange Co.         turing              18,400      (O) *1
Dublin, Ireland

No. 5, Kian Teck Road   Manufacturing       30,000      (L) *2
Jurong Town, Singapore

1004, Toa Payoh North,  Testing               6,833     (L) month to
HEX 07-01/07,                                                  month
Singapore

Plot 1A, Phase 1        Testing             49,924      (L) Aug. 2030
Bayan Lepas Free
Trade Zone
11900 Penang

Lot No. 6. Lorong       Testing             23,000      (L) June 1998
Enggang 37 Ulu Kelang
Ampang Industrial Area.
Ulu Kelang, Selangor,
Kuala Lumpur

327, Chalongkrung Road, Testing             11,300            (O) *3
Lamplathew, Lat Krabang,
Bangkok 10520, Thailand

Lot No. B7, Kawasan MIELManufacturing       24,142         (O)*4

Batang Kali, Phase II,
43300 Batang Kali
Selangor Darul Ehsan,
Malaysia

*1 Purchased for 270,000 Irish Pounds, equivalent to approximately U.S. $261,000 based on the exchange rate as of June 28, 1985, of which approximately 30% was recovered by the Company as part of the grant monies received from the Industrial Development Authority of the Republic of Ireland.

*2 Purchased for S$1 million, equivalent to approximately U.S.$ 447,000 based on the exchange rate as of June 28,1985. This amount was completely repaid in fiscal year 1991. However, under Singapore law, this land may not be purchased outright. Accordingly, the term for this land lease will expire in December 2030. The Company has acquired the fullest ownership rights possible under Singapore law which includes an option to renew the lease at that time.
*3 Purchased for Thai Baht 13,500,000, equivalent to approximately U.S.$533,000 based on the exchange rate as of June 25, 1993. The mortgage agreement commenced in October 1992 and will expire in September 1998.

*4   Purchased for Malaysia Ringgit 1,000,000, equivalent to U.S.$387,000 based
on the exchange rate as at    June 24, 1994.

ITEM 3 - LEGAL PROCEEDINGS
--------------------------

On August 24, 1995, the Company was served in a civil action brought by HM Holdings, Inc. (HM) against 106 defendants, including the Company. HM has paid $3,750,000 to the Federal Environmental Protection Agency to settle a proceeding alleging that HM's predecessor company caused soil and groundwater contamination of the North Hollywood (California) Superfund Site and may have additional liabilities. HM alleges that the 106 defendants caused or contributed to the contamination. An additional legal matter may arise in part out of a related suit by Lockheed Martin Corporation against HM and other defendants, possibly including the Company (which has not been served in this related suit), involving the nearby Burbank Superfund Site, which HM is seeking to settle and to assign its claim against the 106 defendants to Lockheed Martin. The Company vacated its Burbank location in 1987. The Company and its counsel have not yet had the opportunity to investigate the allegations. The Company believes its liability insurance should cover this claim, but its insurers have not yet made a decision regarding this matter. Management, based on its present information, believes that the outcome of this litigation will not materially affect the Company's consolidated financial position or results of operations.

There are no material proceedings to which any director, officer or affiliate of the Registrant, any beneficial owner of more than five percent of the Registrant's common stock or any associate of such person is a party that is adverse to the Registrant or its properties.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

None

                                    PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK
---------------------------------------------

The Registrant's common stock is traded on the over-the-counter Market. The range of bid information as quoted by the NASDAQ is as follows:

     Quarter Ended                      High            Low
     -------------                      ----            ---
     September 29, 1995                 $ 6.88          $ 3.38
     December 29, 1995                     4.25            3.75
     March 29, 1996                        4.25            3.50
     June 28, 1996                         4.50            4.00
     September 27, 1996                    5.75            3.75
     December 27, 1996                     6.50            5.25
     March 28, 1997                        7.88            6.00
     June 27, 1997                         8.13            7.38

The Registrant's common stock is held by approximately 387 shareholders of record as of June 27, 1997. 608,985 shares are held by Cede and Co., a clearinghouse that holds stock certificates in "street" name for an unknown number of shareholders.

The Company has not declared any cash dividends on its common stock. Any future determinations as to cash dividends will depend upon the earnings and financial position of the Company at that time and such other factors as the Board of Directors may deem appropriate. It is anticipated that no dividends will be paid to holders of common stock in the foreseeable future.

ITEM 6 - SELECTED FINANCIAL DATA
--------------------------------
(In thousands except per share data)

                                        Year Ended
---------------------------------------------------------------------
                      June 27,   June 28,June 30,  June 24,   June 25,
                        1997     1996      1995      1994       1993
                        ----     ----      ----      ----       ----

Statement of Operations
-----------------------
Net sales            $21,548  $23,185   $19,488   $15,165    $15,722

Income from operations 3,057    2,712     1,547     1,204        929

Net income             1,002      806       570     2,040        103

Net income per share :
Primary:
Continuing operations    .77      .63       .47       .28        .13
Extraordinary items                                  1.72
                        -----   -----      ----      ----       ----
Net income per share     .77      .63       .47      2.00       .13
                        =====   =====      ====      =====      ====
Balance Sheet
--------------

Current assets      $ 13,843 $ 11,760   $ 6,848   $ 5,525    $ 5,936
Current liabilities    7,039    8,169     5,159     5,014      8,975
Working capital        6,804    3,591     1,689       511     (3,039)

Total assets          18,528   17,416    12,646    11,298     12,243

Long-term debt and
  capitalized leases     723      688       597       939      1,161
Shareholders' equity   6,463    5,207     4,419     3,626        532

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
OF OPERATIONS
-------------


Year Ended June 27 1997 ("1997") Compared to Year Ended June 28, 1996 ("1996")
------------------------------------------------------------------------------

Net sales decreased by $1,637,000 or 7.1% from $23,185,000 in 1996 to $21,548,000 in 1997. This is attributable to the general slowdown in the semiconductor industry. Net sales for the Far East operations decreased $1,334,000 or 6.9% from $19,333,000 in 1996 to $17,999,000 in 1997 due partly to lower testing volume in Singapore and Malaysia.

Cost of sales decreased $1,947,000 or 13.3% from $14,665,000 in 1996 to $12,718,000 in 1997. As a percentage of sales, it has decreased 4.3% from 63.3% in 1996 to 59.0% in 1997. This is a result of stringent cost controls and scale down of operations in the Far East region.

Interest expense continued to decrease in 1997, from $141,000 in 1996 to $110,000 in 1997. This is a direct result of reduced interest rates and reduced average outstanding debt balances.

Other income has increased significantly from $287,000 in 1996 to $460,000 in 1997 primarily due to interest income earned on certificates of deposit and service income earned by providing administrative services to a customer in Thailand.

Net income has improved by $196,000 or 24.3% from $806,000 in 1996 to $1,002,000 in 1997.


Year Ended June 28, 1996 ("1996") Compared to Year Ended June 30, 1995 ("1995")
-------------------------------------------------------------------------------

Net sales increased by $3,697,000 or 19.0% from $19,488,000 in 1995 to
$23,185,000 in 1996. This is attributable to improved performance from the testing services segment. Net sales related to the Far East operations increased $3,193,000 or 20.3% as a result of higher testing volume in Singapore and Malaysia. In addition, the U.S operation experienced growth of $293,000 or 10.6%.

Cost of sales increased $1,921,000 or 15.1% from $12,744,000 in 1995 to $14,665,000 in 1996. However, stated as a percentage of sales, it has decreased 2.1% from, 65.4% in 1995 to 63.3% as a result of continued focus on cost controls.

Operating expenses increased $611,000 or 11.8% to $5,808,000 in 1996. As a percentage of net sales, operating expenses have decreased 1.6% from 26.7% in 1995 to 25.1% in 1996.

Interest expense continued to decrease in 1996, from $183,000 in 1995 to $141,000 in 1996. This is a direct result of reduced interest rates and reduced average outstanding debt balances.

Other income has increased from $320,000 in 1995 to $287,000 in 1996 primarily due to lower exchange gains.

Net income after tax has improved by $236,000 or 41.4% from $570,000 in 1995 to $806,000 in 1996.


Year Ended June 30, 1995 ("1995") Compared to Year Ended June 24, 1994 ("1994")
-------------------------------------------------------------------------------

Sales increased by $4,323,000 or 28.5% from $15,165,000 in 1994 to $19,488,000 in 1995 as a result of improved operations in each of the business segments. Sales for the Far East operations increased $3,249,000 or 26.1% due primarily to improved operations in Malaysia as the volume of testing services in that region increased. Additionally, there was an increase in manufacturing revenues in the Far East as a result of the sale of additional systems during 1995. The U.S. operations sales increased $710,000 or 34.4% due to increased sales volume in the manufacturing segment. Sales for Ireland improved $364,000 or 55.6% as a result of increases in the volume of testing services performed in the current year.

Cost of sales increased $2,783,000 or 27.9% from $9,961,000 in 1994 to $12,,744,000 in 1995. However, cost of sales as a percentage of sales decreased slightly from 65.7% in 1994 to 65.4% in 1995 as a result of continued cost cutting efforts.

Operating expenses increased $1,197,000 or 29.9% to $5,197,000 in 1995. As percentage of sales, operating expenses were almost the same at 26.7% in 1995 as compared to 26.4% in 1994.

Interest expense decreased $331,000 in 1995 as compared to 1994 due to the significant reduction in average outstanding debt balances during the current year. During 1994, the Company entered into an agreement with its previous lender which resulted in reduced bank borrowings.

Other income increased $284,000 primarily due to currency exchange losses experienced in the prior year. The effective tax rate in 1995 was 26% which approximates the foreign income tax rate for the Far East operations.


Liquidity and Capital Resources
-------------------------------

The Company's working capital improved significantly from $3,591,000 as of June 28, 1996 to $6,804,000 as of June 27, 1997. The improvement in working capital is attributable to the increase in profitability and improved cash collections during fiscal year 1997.

The Company has a secured credit agreement with Standard Chartered Bank which provides for a total line of credit of approximately $655,000 which can be used to finance the Company's Far East operations. The interest rate on borrowings is at the bank's prime rate (6.5% at June 27, 1997) plus 2%.
The Company's subsidiary, TTM, has obtained a line of credit facility from Public Bank which provides for borrowings of approximately $118,000. Interest on the line is at the bank's base lending rate (9.6% at June 28, 1996) plus 2%. There were no borrowings against this line as of June 27, 1997.

The Company's subsidiary, TTBK, has a line of credit which provides for borrowings of approximately $78,000. Interest on the line is at the bank's reference rate (13.25% at June 27, 1997) plus 1.5%. There were no borrowings against this line as of June 27, 1997.

The Company has secured a revolving line of credit with a bank bearing interest at 1.8% above the bank's reference rate (10.0% at June 27, 1997). Borrowings under the line amounted to $150,000 as of June 27, 1997.

The Company's subsidiary, Ireland has a credit agreement with a Bank which provides a term loan of $555,000. Paydown balance under the term loan is $338,000 as of June 27, 1997. Interest is at the bank's prime rate (5.84% at June 27, 1997) plus 3.5%.

Forward-Looking Statements
--------------------------

The discussions of the Company's business and activities set forth in this report and in other past and future reports and announcements by the Company may contain forward-looking statements and assumptions regarding future activities and results of operations of the Company. In light of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company hereby identifies the following factors which could cause actual results to differ materially from those reflected in any forward-looking statement made by or on behalf of the Company; market acceptance of Company products and services; changing business conditions or technologies in the semiconductor industry, which could affect demand for the Company's products and services; the impact of competition; problems with technology; product development schedules; delivery schedules; changes in military or commercial testing specifications which could affect the market for the Company's products and services; difficulties in profitability integrating acquired businesses, if any, into the Company; risks associated with conducting business internationally, including currency fluctuations, local laws and restrictions and possible social, political and economic instability; general and economic conditions; and other economic, financial and regulatory factors beyond the Company's control.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

The information called for by this item is included in the Company's consolidated financial statements beginning on page xx of this Annual Report on Form 10-K.

ITEM 9 - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-------------------------------------------------------------

None

                                    PART III

The information required by Part III is hereby incorporated by reference from the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 1997.

                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

(a) (1)  FINANCIAL STATEMENTS:
         The following financial statements, including notes thereto and the independent auditors' report with respect thereto, are filed as part of this Annual Report on Form 10-K, starting on page 18 hereof:

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

(b)      REPORTS ON FORM 8-K:

         The Registrant has filed no reports on Form 8-K for the fiscal year ended June 27, 1997.

(c)  EXHIBITS:

Number                    Description                     Page Number
------                    -----------                     -----------

3.1   Articles of Incorporation, as currently in effect.
      [Previously filed as Exhibit 3.1 to the Annual
      Report on Form 10-K for June 24, 1988.]
                                                            -

3.2   Bylaws, as currently in effect.  [Previously filed
      as Exhibit 3.2 to the Annual Report on Form 10-K
      for June 24, 1988.]
                                                            -

10.1  Trio-Tech Stock Option Plan.  [Previously filed
      as Exhibit 10.1 to the Registration Statement
      on Form S-8 (No. 2-87606).]
                                                            -

10.2  Real Estate Lease, dated September 29, 1987,
      between Stierlin Industrial Center and Registrant.
      [Previously filed as Exhibit 10.5 to the
      Registration Statement on Form S-1 (No. 2-87606).]
                                                            -

10.3  Tenancy of Flatted Factory Unit, dated December 2,
      1982, between Jurong Town Corporation and
      Registrant.  [Previously filed as Exhibit 10.8
      to the Registration Statement on Form S-1
      (No. 2-87606).]
                                                            -

10.4  Tenancy of Flatted Factory Unit, dated September 10,
      1982, between Jurong Town Corporation and
      Registrant.  [Previously filed as Exhibit 10.9
      to the Registration Statement on Form S-1
      (No. 2-8766).]
                                                            -

10.5  Real Estate Lease, dated December 15, 1986,
      between San Fernando Associates and Registrant.
      [Previously filed as Exhibit 10.17 to the Annual
      Report on Form 10-K for June 28, 1987.]
                                                            -

10.6  Deferred Compensation Agreement, dated March 1,
      1986, between the Company and A. Charles Wilson.
      [Previously filed as Exhibit 10.16 to the Annual
      Report on Form 10-K for June 24, 1988.]
                                                            -

10.7  Deferred Compensation Agreement, dated March 1,
      1986, between the Company and John C. Guy.
      [Previously filed as Exhibit 10.17 to the Annual
      Report on Form 10-K for June 24, 1988.]
                                                            -

10.9  Credit Facility Letter dated November 2, 1993, between
       Trio-Tech International Pte. Ltd. and Standard Chartered Bank. ___

Number                    Description                     Page Number
------                    -----------                     -----------

11.1  Statement re:  Computation of Per Share Earnings       39

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

      Trio-Tech Reliability Services, a California
        Corporation

      Express Test Corporation, A California Corporation

      European Electronic Test Center, Ltd., A Cayman Islands
        Corporation

      Trio-Tech Malaysia, a Malaysia Corporation
        (55% owned by the Registrant)

      Trio-Tech Kualala Lumpur, a Malaysia Corporation
         (100% owned by Trio-Tech Malaysia)

      Trio-Tech Bangkok, a Thailand Corporation

      Prestal Enterprise Sdn Bhd, a Malaysia Corporation
         (73% owned by the Registrant)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      TRIO-TECH INTERNATIONAL


                              By:   /S/ VICTOR H.M. TING
                                 -----------------------
                                 VICTOR H.M. TING
                                 Vice President and
                                 Chief Financial Officer
                                 Date: SEPTEMBER 12,  1997


Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                 /S/ A. CHARLES WILSON
                 _________________________              SEPTEMBER 12,  1997
                  A. Charles Wilson, Director
                  Chairman of the Board

                 /S/ S.W. YONG
                  _________________________             SEPTEMBER 12,  1997
                  S. W. Yong, Director
                  President and Chief Executive
                  Officer

                  /S/ VICTOR H.M. TING
                  _________________________             SEPTEMBER 12,  1997
                  Victor H.M. Ting
                  Vice President, Chief Financial Officer
                  and Principal Accounting Officer

                  /S/ JASON T. ADELMAN
                  _________________________                SEPTEMBER 12, 1997
                  Jason T. Adelman, Director

                  /S/ FRANK S. GAVIN
                  _________________________                SEPTEMBER 12, 1997
                  Frank S. Gavin, Director

                  /S/ RICHARD C. HOROWITZ
                  _________________________               SEPTEMBER 12, 1997
                  Richard C. Horowitz, Director

                  /S/ F.D. (CHUCK) ROGERS
                  _________________________               SEPTEMBER 12, 1997
                  F.D. (Chuck) Rogers, Director

                  /S/ WILLIAM L. SLOVER
                  _________________________               SEPTEMBER 12, 1997
                  William L. Slover, Director

INDEPENDENT AUDITORS' REPORT


Board of Directors
Trio-Tech International
San Fernando, California:

We have audited the accompanying consolidated balance sheets of Trio-Tech International and subsidiaries (the Company) as of June 27, 1997 and June 28, 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended June 27, 1997. Our audits also included the financial statement schedule listed in the Index at
Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, based on our audits, such consolidated financial statements present fairly, in all material respects, the financial position of Trio-Tech International and subsidiaries as of June 27, 1997 and June 28, 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 27, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP

   /S/ DELOITTE & TOUCHE LLP

Los Angeles, California
September 5, 1997

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------
                                                 June 27,   June 28,
ASSETS                             Notes          1997       1996
                                   -----          -------   ---------
CURRENT ASSETS:
  Cash                                           $    868,000 $   2,114,000
  Cash deposits                                     7,104,000     3,114,000
  Trade accounts receivable, less
    allowance for doubtful
    accounts of $404,000 in
    1997 and $177,000 in 1996                       3,646,000      4,783,000
  Notes and other receivables                         161,000        179,000
  Inventories                        2              1,784,000      1,430,000
  Prepaid expenses and other
    current assets                                    280,000        140,000
                                                 ------------     ----------
          Total current assets       5,7           13,843,000     11,760,000
PROPERTY, EQUIPMENT AND
  CAPITALIZED LEASES, net            3, 5, 7        4,421,000      5,330,000

OTHER ASSETS                         4                264,000        326,000
                                                  -----------    -----------
TOTAL ASSETS                                      $18,528,000    $17,416,000
                                                  ===========    ===========

                                                            (Continued)


                                 See notes to consolidated financial statements.



TRIO-TECH INTERNATIONAL AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------
                                               June 27,          June 28,
LIABILITIES AND SHAREHOLDERS' EQUITY   Notes     1997             1996
------------------------------------   -----     ----             ----
CURRENT LIABILITIES:
  Notes payable                        5     $   150,000  $   245,000
  Accounts payable                             1,121,000    1,813,000
  Accrued expenses                     6       3,605,000    4,032,000
  Income taxes payable                         1,965,000    1,598,000
  Current portion of long-term debt
    and capitalized leases             7,9       198,000      481,000
                                             -----------    ---------

          Total current liabilities            7,039,000    8,169,000
                                             -----------    ---------

LONG-TERM DEBT AND CAPITALIZED
  LEASES, net of current portion       7,9       723,000      688,000
                                             -----------    ---------

DEFERRED TAXES                         8         776,000      771,000
                                             -----------    ---------

MINORITY INTEREST                              3,527,000    2,581,000
                                             ----------    ---------

COMMITMENTS AND CONTINGENCIES          9

SHAREHOLDERS' EQUITY:                  10, 11
  Common stock; authorized,
    10,000,000 shares; issued and
    outstanding, 1,291,064 shares
    (1997) and 1,205,804 shares
    (1996) stated at                           5,075,000    4,878,000
  Accumulated deficit                           (334,000)  (1,336,000)
  Cumulative currency translation              1,722,000    1,665,000
                                           -------------    -----------

          Total shareholders' equity           6,463,000    5,207,000
                                           -------------   ------------

TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                     $18,528,000  $17,416,000
                                             ===========  ===========

                                                                 (Concluded)



                                 See notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
---------------------------------------------------------------------

                                                 Year Ended
                                     -------------------------------
                                    June 27,      June 28,    June 30,
                          Notes      1997         1996        1995
                          -----     ---------     ---------   ---------
NET SALES                  12    $21,548,000  $23,185,000     $19,488,000
COST OF SALES                     12,718,000   14,665,000      12,744,000
                                 -----------  -----------    ------------
GROSS PROFIT                       8,830,000    8,520,000       6,744,000

OPERATING EXPENSES:
  General and administrative       3,780,000    4,506,000        3,674,000
  Selling                          1,993,000    1,302,000        1,523,000
                                 -----------   ----------       ----------
    Total                          5,773,000    5,808,000        5,197,000
                               -------------  -----------      -----------
INCOME FROM OPERATIONS             3,057,000     2,712,000       1,547,000

OTHER INCOME (EXPENSES):
  Interest expense          5,7      (110,000)    (141,000)       (183,000)
  Other income (expenses)             460,000      287,000         320,000
                                      -------    ---------       ---------
    Total                             350,000      146,000         137,000
                                      -------    ---------       ---------

INCOME BEFORE
  INCOME TAXES AND
  MINORITY INTEREST                 3,407,000    2,858,000        1,684,000

INCOME TAXES                  8     1,264,000    1,109,000          443,000
                              ---- ----------  -----------    -------------
INCOME BEFORE
  MINORITY INTEREST                 2,143,000    1,749,000        1,241,000

MINORITY INTEREST                  (1,141,000)    (943,000)        (671,000)
                             --- -------------  -----------      -----------

NET INCOME                       $  1,002,000 $    806,000         $ 570,000
                                 ============  ===========        ==========

                                                                     (Continued)



                                 See notes to consolidated financial statements.


TRIO-TECH INTERNATIONAL AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF INCOME
-----------------------------------------------------------------

                                             Year Ended
                                   -------------------------------
                                    June 27,  June 28,     June 30,
                          Notes      1997       1996         1995
                          -----     -------     ----        ------
EARNINGS PER SHARE:
  Primary                          $ .77      $  .63        $.47
                                   =====       ======       =====
  Pro forma                 11     $ .52      $  .42        $.31
                                   =====       ======       =====
  Fully diluted                    $ .77      $  .63        $.46
                                   =====      =======       =====
  Pro forma                 11     $ .51      $  .42        $.30
                                   =====      =======       =====

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING:
    Primary                        1,297,000  1,275,000   1,214,000
    Fully Diluted                  1,307,000  1,284,000   1,247,000

                                                                     (Concluded)



                                 See notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
-----------------------------------------------
                             COMMON STOCK                  CUMULATIVE
                        NUMBER OF            ACCUMULATED    CURRENCY
                         SHARES    AMOUNT      DEFICIT     TRANSLATION  TOTAL
BALANCE, JUNE 24, 1994  1,151,562 $ 4,753,000 $(2,712,000)$1,585,000 $3,626,000
Net income                                        570,000               570,000

Issuance of common
  stock                     2,065       7,000                             7,000

Exercise of stock
  options (Note 10)        27,375      62,000                             62,000

Foreign currency
  translation adjustment                         154,000                154,000
                         ---------  ----------  ----------- ---------  ---------
BALANCE, JUNE 30, 1995 1,181,002 $ 4,822,000 $ 2,142,000)$ 1,739,000 $ 4,419,000

Net income                                       806,000                 806,000

Issuance of common
  stock                    (445)      (2,000)                            (2,000)

Exercise of stock
  options (Note 10)      25,247       58,000                              58,000

Foreign currency
  translation adjustment                         (74,000)               (74,000)
                         ---------  ----------  ----------- ---------  ---------
BALANCE, JUNE 28, 1996   1,205,804 $4,878,000 $(1,336,000)$1,665,000  $5,207,000

Net income                                      1,002,000              1,002,000
Issuance of common
  stock                                (240)                                   0

Exercise of stock
  options (Note 10)       85,500      197,000                            197,000

Foreign currency
  translation adjustment                                      57,000      57,000
                         ---------  ----------  ----------- ---------  ---------
BALANCE, JUNE 27, 1997 1,291,064 $5,075,000 $   (334,000)$ 1,722,000 $ 6,463,000
                       =========  =========  ============ ========== ===========





                                 See notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------

                                             YEAR ENDED
                                   -----------------------------------
                                      JUNE 27,    JUNE 28,  JUNE 30,
                                        1997          1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                            $ 1,002,000 $ 806,000 $   570,000
   Adjustments to reconcile net loss to
      cash provided by operations:
   Depreciation and amortization           1,359,000 1,561,000   1,644,000
   Loss on sale of property and equipment     67,000    82,000       2,000
   Effect of exchange rate changes on
     operating assets                        (64,000) (120,000)    148,000
   Changes in assets and liabilities:
     Accounts receivable: net              1,137,000  (643,000)   (868,000)
     Notes and other receivables              18,000     7,000     106,000
     Inventories                            (354,000)( 238,000)   (127,000)
     Prepaid expenses and other
       current assets                       (140,000)  (37,000)    (15,000)
     Other assets                             14,000   136,000     (23,000)
     Accounts payable and accrued expenses  (752,000)2,962,000     399,000
     Deferred taxes                            5,000   (99,000)     17,000
                                             ------- ----------  ---------
           Total adjustment                1,290,000  3,611,000  1,283,000
                                           ---------  ---------  ---------
 Net cash provided by operating activities 2,292,000  4,417,000  1,853,000
                                           ---------  ---------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of cash deposits            (3,990,000)  (2,561,000)  (266,000)
   Capital expenditures, net               (926,000)  (1,821,000)(1,394,000)
   Minority interest                        991,000    1,014,000    696,000
   Proceeds from sale of property
      and equipment                         131,000      256,000    218,000
                                        ------------  ---------  -----------

 Net cash used in investing activities  $ (3,794,000) $(3,112,000) $(746,000)
                                          -----------  ---------  -----------

                                                                     (Continued)




                                 See notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------
                                             YEAR ENDED
                                   -----------------------------------
                                      JUNE 27,    JUNE 28,       JUNE 30,
                                        1997          1996           1995

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on notes payable and
      lines of credit               $ (120,000)      (99,000)   (111,000)
   Borrowings under notes payable       25,000       125,000
   Principal payments of long-term
     obligations and capitalized
            leases                    (461,000)      (379,000)  (508,000)
   Proceeds from long-term
      obligations and
         capitalized leases            213,000        492,000     23,000
Issuance of common stock               197,000         58,000     69,000
Repurchase of common stock                             (2,000)
                                   -----------    -------------  ---------
 Net cash (used in)  provided
     by financing activities          (146,000)       195,000     (527,000)
                                   ------------   -------------  ----------
EFFECT OF EXCHANGE RATE ON CASH        402,000        (60,000)    (427,000)
                                   ------------   -------------   ----------
NET (DECREASE) /INCREASE IN CASH    (1,246,000)      1,440,000     153,000
CASH, BEGINNING OF PERIOD            2,114,000         674,000     521,000
                                   ------------   -------------   ----------
CASH, END OF PERIOD                    868,000       2,114,000     674,000
                                   ============   =============   ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
   Cash paid during the period for:
 Interest                      $  117,000     $   144,000    $   162,000
 Income taxes                  $  845,000     $   225,000    $   440,000

                                                                     (Concluded)



                                 See notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 27, 1997 JUNE 28 1996 AND JUNE 30, 1995


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Principles of Consolidation - Trio-Tech International and subsidiaries (the "Company" or "TTI") is a designer and manufacturer of equipment used to test the structural integrity of semiconductor devices that must meet high-reliability specifications. The Company also owns and operates testing facilities that perform structural and electronic testing of semiconductor devices and acts as a distributor of electronic testing equipment in Singapore and other Southeast Asian countries. The consolidated financial statements include the accounts of the Company and its principal subsidiaries: Trio-Tech International Pte Ltd (TTI Pte), Trio-Tech Test Services Pte Ltd (TTTS Pte), Express Test, European Electronic Test Centre
    (EETC), Trio-Tech Bangkok (TTBk), Trio-Tech Malaysia (TTM) (a 55% owned subsidiary of TTI Pte) and Prestal Enterprise Sdn Bhd (PESB) (a 73% owned
    subsidiary of TTI Pte).   All material intercompany transactions, profits
    and balances have been eliminated.

    Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Accounting Period - The Company's fiscal reporting period coincides with the 52-53 week period ending on the last Friday in June.

    Cash and Cash Deposits - Cash and cash deposits consists of bank balances and amounts invested in interest earning instruments having a maturity of 12 months or less. Approximately $6,000,000 of cash is held in the Company's 55% owned Malaysian subsidiary and is denominated in the currency of Malaysia.

    Inventories- Inventories are stated at the lower of cost, using the first-in, first-out (FIFO) method, or market.

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

    Taxes on Income - Deferred taxes are computed annually for differences between the financial statement basis and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

    It is the intention of the Company to reinvest earnings of its foreign subsidiaries in the operations of those subsidiaries. Accordingly, no provision has been made for U.S. income and foreign withholding taxes which would result if such earnings were repatriated. The amount of earnings retained in foreign subsidiaries approximates $7,180,000.

    Research and Development Costs - The Company incurred research and development costs of $18,782 in 1997, $46,000 in 1996 and $51,000 in 1995,
    which were charged to cost of sales as incurred.

    Earnings per Share - Earnings per share is based upon the weighted average number of shares outstanding and common stock equivalents (consisting of stock options), excluding those common stock equivalents which would be anti-dilutive. The following amounts would have been presented had the Company computed earnings per share under Statement of Financial Accounting Standards No. 128, Earnings per Share:
                                   YEAR ENDED
          June 27, 1997  June 28, 1996  June 30, 1995
Basic          $0.81          $0.67          $0.49
Diluted         0.77           0.63           0.47

    New Accounting Pronouncements - In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards
    (SFAS) No. 123, Accounting for Stock-Based Compensation. The Company has determined that it will not change to the fair value method and will continue to use Accounting Principles Board Opinion No. 25 for measurement
    and recognition of employee stock-based transactions.   In February 1997,
    The FASB issued SFAS No. 128, Earnings per Share. This Statement is effective for financial statements for both interim and annual periods ending after December 15, 1997.

    In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. The Company anticipates adopting this standard in June 1998 and does not expect that adoption will have a material impact on the financial position or results of operations of the Company. In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information which the Company anticipates adopting in June 1998.

    Reclassification - Certain reclassifications have been made to the previous year's financial statements to conform to current year presentation.


2.  INVENTORIES

    Inventories consist of the following:
                                             June 27,       June 28,
                                             1997           1996
                                           -----------    -----------
      Raw materials                        $   551,000    $  640,000
      Work in progress                         526,000       294,000
      Finished goods                           707,000        496,000
                                            ------------  ----------
                                            $1,784,000     $1,430,000
                                            ==========     ==========

    Included in the inventory balance as of June 27, 1997 and June 28, 1996 are amounts totaling approximately $98,000 and $211,000, respectively, which are not expected to be sold within one year.

3.  PROPERTY, EQUIPMENT AND CAPITALIZED LEASES

    Property, equipment and capitalized leases consist of the following:
                                           June 27,         June 28,
                                            1997              1996
                                           -------       ------------

      Building and improvements             $ 2,308,000  $ 2,755,000
      Leasehold improvements                  1,020,000    1,035,000
      Machinery and equipment                10,084,000   11,094,000
      Furniture and fixtures                  1,853,000    1,787,000
      Equipment under capital leases          1,328,000    1,210,000
                                           ------------   ----------
                                             16,593,000   17,881,000
      Less:
        Accumulated depreciation and
          amortization                       11,080,000   11,477,000
        Accumulated amortization on
          equipment under capital leases      1,092,000    1,074,000
                                           ------------  -----------
                                            $ 4,421,000  $ 5,330,000
                                            ===========  ===========

4.  OTHER ASSETS
    Other assets consist of the following:

                                                 June 27,       June 28,
                                                  1997           1996
                                                 --------       --------

      Cost in excess of net assets
        acquired, net of accumulated
        amortization of $459,000 (1997)
        and $411,000 (1996)                      $178,000        $228,000
      Other                                        86,000          98,000
                                               ----------        ---------
      Total                                      $264,000        $326,000
                                                =========        ========


5.   NOTES PAYABLE

   The Company's subsidiary, TTI Pte, has a secured credit agreement with a bank which provides for a total line of credit of $655,000. The agreement contains certain debt covenants including maintaining a minimum net worth of $2,400,000 at TTI Pte. Borrowings under the line were nil and $120,000 at the end of fiscal 1997 and 1996, respectively. The interest rate on borrowings is at the bank's prime rate (6.5% at June 27, 1997) plus 2%. Borrowings under this agreement are collateralized by substantially all of TTI Pte's assets.

   The Company's subsidiary, TTM has a secured credit agreement with a bank which provides for a total line of credit of $118,000. At June 27, 1997, there were no borrowings outstanding. The line of credit bears interest at the bank's reference rate (9.6% at June 27, 1997) plus 2%.

   The Company's subsidiary, TTBK, has a line of credit which provides for borrowings of approximately $78,000. Interest on the line is at the bank's reference rate (13.25% at June 27, 1997) plus 1.5%. There were no borrowings against this line as of June 27, 1997.

   The Company's subsidiary, TT Ireland, has a credit agreement which provides for a term loan of $232,000 Borrowings under the line amounted to $221,000 as of June 27, 1997. Interest is at the bank's prime rate (5.84% at June 27, 1997) plus 3.5%.

   The Company obtained a revolving line of credit of $150,000 from Wells Fargo Bank bearing interest at 1.8% above the bank's reference rate (10.0% at June 27, 1997). Borrowings under the line amounted to $150,000 as of June 27, 1997.

6.  ACCRUED EXPENSES

    Accrued expenses consist of the following:
                                                 June 27,    June 28,
                                                   1997        1996
                                                   ----       ------
      Payroll and related                     $1,655,000     $2,140,000
      Other                                    1,950,000      1,892,000
                                              ----------     -----------
      Total                                   $3,605,000     $4,032,000
                                              ==========     ==========

7.  LONG-TERM DEBT AND CAPITALIZED LEASES

    Long-term debt and capitalized leases consist of the following:
                                                   June 27,           June 28,
                                                    1997               1996
                                                     ----               ----

      Capitalized lease obligations, due in
        various installments through 1997, bearing
        interest at approximately 8% and 12.6%,
        collateralized by leased assets (see Note 9)   $  289,000     $  120,000

      Term notes payable, bearing interest at 2%
      above bank reference rate (6.5% at June 28, 1996),
      collateralized by substantially all of TTI Pte's
      assets.                                                            138,000

      Term notes payable, due in monthly
        installments through 2007, bearing
        interest at 9.34%.                                 338,000      375,000

      Mortgage loan, due in monthly
        installments through 1997, bearing interest
        at 1.5% above bank reference rate (12.75% at
        June 27, 1997), collateralized by land and
        building in TTBk.                                  254,000      286,000

      Term notes payable bearing interest at 1.22% above
            bank reference rate (13.18% at June 28, 1996)              210,000

      Note payable to officer and share-
        holder, bearing interest
        at 10%, due January 1, 1998, unsecured.            40,000        40,000
                                                       ----------     ---------
                                                          921,000     1,169,000
      Less current portion                                198,000       481,000
                                                       ------------    ---------
                                                      $   723,000   $   688,000
                                                      ===========   ===========

    Maturities of long-term debt as of June 27, 1997 are as follows (exclusive of capital lease obligations):

      Fiscal
        Year
        ----
       1998                                    $  140,000
       1999                                       134,000
       2000                                       171,000
       2001                                       118,000
       2002                                        69,000
                                                   -------

                                                $ 632,000
                                                ==========

8.  TAXES ON INCOME

    The provision for income taxes consists of the following:

                                                  Year Ended
                                                ------------------------------
                                           June 27,June 28,  June 30,
                                             1997    1996      1995
                                        ----    ----      ----
        Current:
          Domestic                      $ (    157,000) $  1,000   $    3,000
          Foreign                            1,426,000 1,009,000       457,000
                                       --------------- ---------    ----------
                                             1,269,000 1,010,000       460,000
                                       --------------- ---------    ----------
        Deferred:
          Domestic
          Foreign                               (5,000)   99,000        (17,000)
                                       ----------------   -------      ---------
                                            $1,264,000 $1,109,000      $443,000
                                      ================ ==========      =========

    The pre-tax income (loss) before minority interest related to domestic and foreign operations is as follows:

                                                            Year Ended
                                       --------------------------------------
                                 June 27,        June 28,      June 30,
                                   1997           1996           1995
                                   -----          -----      -----------

      Domestic                 $(  137,000)   $  380,000   $  320,000
      Foreign                    3,544,000     2,478,000    1,364,000
                               -----------    ----------  ------------
                                $3,407,000    $2,858,000   $1,684,000
                                ==========    ==========   ==========

The reconciliation between the U.S. federal statutory tax rate and the effective income tax rate is as follows:
                                                       Year Ended
                                           --------------------------
                                     June 27,       June 28,    June 30,
                                      1997            1996       1995
                                     -----            -----      ----

Statutory federal tax rate           35%           35%          35%
Foreign income taxed at lower rates  26%           26%          27%
Utilization of federal net
operating loss carryforwards        (24%)         (22%)        (35%)
Other                                                           (1%)
                                    ----          -----         -----
      Effective rate                 37%           39%          26%
                                     ===           ===          ===

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

Deferred income taxes arise from temporary differences in the recognition of certain revenues and expenses for tax and financial statement purposes. The components of deferred tax assets (liabilities) are as follows:

                                                June 27,    June 28,
                                                  1997        1996
                                                  ----        ----

    Deferred tax assets:
      Net operating loss carry forward       $1,087,000    $847,000
      Provision for local tax                   153,000
      Provision for bad debts                   100,000
      Reserve for obsolescence                   82,000
      Other                                      58,000      45,000
                                              ---------    ---------
      Total deferred tax assets               1,480,000     892,000
    Deferred tax liabilities:
      Depreciation                             (367,000)   (449,000)
      Other                                    (409,000)   (331,000)
                                              ----------   -----------
      Total tax liabilities                    (776,000)   (780,000)
                                              ----------    ----------
          Subtotal                              704,000     112,000
    Valuation allowance                      (1,480,000)   (883,000)
                                             -----------     ---------
    Net deferred tax liability             $   (776,000)    $(771,000)


    At June 27, 1997 the Company has net operating loss carryforwards of approximately $3,022,000 available to offset future U.S. federal taxes, which primarily expire between 2005 and 2008.

9.  COMMITMENTS AND CONTINGENCIES

    The Company leases certain of its facilities and equipment under long-term agreements expiring at various dates through 2030. Certain of these leases require the Company to pay real estate taxes and insurance and provide for escalation of lease costs based on certain indices. Future minimum payments under capital leases and noncancellable operating leases as of June 27, 1997 are as follows:

                     Capital          Rental
      Fiscal Year     Leases        Commitment
       ----------     ------        ----------
         1998     $   98,000      $  196,000
         1999        136,000         128,000
         2000         41,000          66,000
         2001         14,000          66,000
         2002                         66,000
         Thereafter                2,529,000
                   ---------      ----------
   Total minimum
    lease payments   289,000      $3,051,000
                   =========      ==========

    Total rental expense on all operating leases, both cancelable and noncancelable, amounted to $371,000 in 1997, $768,000 in 1996 and $461,000 in 1995. Total rental income under sublease was $138,000 in 1997, $232,000 in 1996 and $124,000 in 1995.

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

10. STOCK OPTIONS

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

   The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its Plan. Accordingly, no compensation expense has been recognized. Had compensation cost for the Company's Plan been determined based upon the fair value at the grant date for awards under this Plan consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                             Year Ended
                                                            June 27, 1997

   Net Income:
       As Reported                                            $1,002,000
       Pro forma                                                 440,000

   Earnings per Share:
       As Reported                                                $ 0.77
       Pro forma                                                    0.34

   The fair value of the options granted during fiscal 1997 is $5.50 on the date of grant using the Black Scholes option-pricing model with the assumptions listed below.

                                                           Year Ended
                                                         June 27, 1997

   Volatility                                                  41.7%
   Risk free interest rate                                      6.1%
   Expected Life (years)                                          7
   Discount rate                                                6.1%

   The following tables summarize information concerning outstanding and exercisable options at June 27, 1997 and June 28, 1996.

                    Year Ended June 27, 1997
         Options Outstanding                Options Exercisable
  Number        Weighted       Weighted      Number
                 Average
Outstanding     Remaining       Average   Exercisable     Weighted
                                                           Average
  6/27/97      Contractual     Exercise     6/27/97       Exercise
                  Life           Price                      Price
     28,39    $        0.84          2.28      28,391    $       2.28
     37,50             1.45          2.40      37,500            2.40
     16,00             2.44          3.25      16,000            3.25
     27,75             3.45          4.50      13,875            4.50
     19,00             4.46          5.50       4,750            5.50
    128,64     $       2.31          3.39     100,516    $       2.94

                    Year Ended June 28, 1996
        Options Outstanding                Options Exercisable

  Number        Weighted     Weighted     Number
                Average
Outstanding    Remaining     Average    Exercisable      Weighted
                                                          Average
  6/28/96     Contractual    Exercise     6/28/96     Exercise Price
                  Life        Price
    119,24            1.02   $     2.28     119,247    $         2.28
     37,50            2.45         2.40      28,125              2.40
     16,00            3.44         3.25       8,000              3.25
     28,45            4.45         4.50       6,938              4.50
    201,19
                      1.40   $     2.69     162,310     $        2.94

   The following table summarizes the stock option activity for the three years ended June 27, 1997:

                                 Number of Shares                   Option Price
                            -------------------------------          -----------
                            Non-qualified         Qualified
                            -------------         ---------

      Balance, June 24, 1994  113,750       97,469          $ 2.28 to $3.00
        Options granted        16,000                       $ 3.25
        Options exercised     (15,000)     (12,375)         $ 2.28
        Options expired          (750)      (1,900)         $ 2.28
                            ----------      -------
      Balance, June 30, 1995  114,000       83,194          $ 2.28 to $3.25
      Shares exercisable       81,315       77,498
                               ======       ======

        Options granted      27,000          3,500          $ 4.50
        Options exercised    (8,500)       (16,747)         $ 2.28
        Options expired                     (1,250)         $2.28
                            --------     -----------

      Balance, June 28, 1996 132,500        68,697          $ 2.28 to $4.50

    Shares exercisable        79,565        64,000
                              ======        ======

      Options granted        15,000          4,000          $ 5.50
        Options exercised   (35,750)       (49,750)         $ 2.28 to $4.50
        Options expired      (1,500)        (4,556)         $2.28
                          ----------    -----------
Balance, June 27, 1997      110,250         18,391          $ 2.28 to $5.50
                            =======       =========
    Shares exercisable      86,875          13,641
                            ======          ======


11.

    In July 1997, the Board of Directors approved a three-for-two stock split. The date of distribution of the pending stock split has not been determined. The pro forma earnings per share amounts show the effect of the pending stock split.

12. BUSINESS SEGMENTS

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

                                    1997         1996         1995
                                    ----         ----         ----
      Net sales:
        Manufacturing           $ 5,158,000  $ 4,929,000  $ 5,784,000
        Testing                  12,004,000   12,756,000    8,825,000
        Distribution              4,386,000    5,500,000    4,879,000
                                 ----------  ------------  ----------
            Total net sales     $21,548,000  $23,185,000  $19,488,000
                                ===========  ===========  ===========

      Operating profit (loss):
        Manufacturing           $  (881,000)  $ (367,000)      35,000
        Testing                   3,772,000    3,238,000    1,476,000
        Distribution                 20,000     (363,000)     (86,000)
                                 ----------   -----------   -----------
          Total operating
            profit                2,911,000    2,508,000    1,425,000
      Corporate income (expenses)   146,000      204,000      122,000
                                 ----------   ----------    ---------
        Total operating profit $  3,057,000  $ 2,712,000  $ 1,547,000
                               ============  ===========  ===========

      Depreciation and
        amortization:
        Manufacturing         $     263,000$     206,000  $   194,000
        Testing                   1,074,000    1,316,000    1,417,000
        Distribution                 22,000       39,000       33,000
                               ------------  -----------   ----------
          Total depreciation
            and amortization   $  1,359,000 $  1,561,000  $ 1,644,000
                               ============   ==========  ===========

      Capital expenditures:
        Manufacturing         $     469,000  $   234,000  $   648,000
        Testing                     452,000    1,050,000      745,000
        Distribution                  5,000      537,000        1,000
                               ------------   ----------   -----------
            Total capital
              expenditures       $  926,000  $ 1,821,000  $ 1,394,000
                                 ==========   ==========  ===========

      Identifiable assets:
        Manufacturing           $ 4,027,000  $ 3,650,000  $ 3,648,000
        Testing                  10,667,000    9,562,000    7,649,000
        Distribution              3,818,000    4,145,000    1,309,000
        Corporate                    16,000       59,000       40,000
                                -----------   ----------   ----------

            Total assets        $18,528,000  $17,416,000  $12,646,000
                                ===========  ===========  ===========

      Net sales:
        United States         $   2,624,000$   2,671,000  $ 2,775,000
        Southeast Asia           17,999,000   19,333,000   15,694,000
        Ireland                     925,000    1,181,000    1,019,000
                               ------------  -----------   ----------
             Total net sales    $21,548,000  $23,185,000  $19,488,000
                                 ==========  ===========  ===========

      Operating profit (loss):
        United States        $     (151,000)$     176,000$     151,000
        Southeast Asia            3,077,000     2,311,000    1,276,000
        Ireland                     (15,000)       21,000       (2,000)
                              -------------- ------------ -------------

      Total operating profit      2,911,000     2,508,000    1,425,000
Corporate income (expenses)         146,000       204,000      122,000
                                    --------  ------------ -------------
        Total operating profit $  3,057,000  $  2,712,000 $  1,547,000
                                ===========   ============  ============

      Assets:
        United States          $  1,855,000  $ 2,143,000  $ 1,468,000
        Southeast Asia           15,951,000   14,422,000   10,368,000
        Ireland                     722,000      851,000      810,000
                                -----------   ----------   ----------
                                $18,528,000  $17,416,000  $12,646,000
                                ===========  ===========  ===========

    The Company exports a portion of its equipment. Export sales by geographic area are as follows:

                                                        Year Ended
                               -------------------------------------------
                                   June 27,     June 28,    June 30,
                                     1997        1996         1995
                                     ----         ----        ----
      Southeast Asia           $  1,179,000   $  957,000  $   976,000
      Europe                        153,000      646,000      595,000
      All others                    108,000      157,000      153,000
                               ------------    ---------  ------------
                                 $1,440,000   $1,760,000   $1,724,000
                                 ==========   ==========   ==========

    The Company had two major customers which accounted for 13% and 22% of the Company's sales during fiscal year 1997. Two customers accounted for 14% and 20% of sales during fiscal year 1996. Two customers accounted for 15% and 12% of sales during fiscal year 1995. The Company has no significant concentration of credit risks other than discussed above.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

SCHEDULE VIII  VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
----------------------------------------------------------------------

                                                  ALLOWANCE
                                                    FOR           RESERVE
                                                    DOUBTFUL        FOR
                                                    ACCOUNTS     INVENTORY
Balance at June 24, 1994                          57,000           445,000
additions charged to cost and expenses             4,000            11,000
Recoveries                                       (11,000)          (22,000)
Write-offs                                       (40,000)           (6,000)
                                                  -------           -------
Balance at June 30, 1995                          10,000            428,000
Additions charged to cost and expenses           178,000
Recoveries                                       (11,000)          (420,000)
                                                 ---------         ---------
Balance at June 28, 1996                         177,000              8,000
Additions charged to cost and expenses           376,000            190,000
Recoveries                                      (149,000)
                                                 -------           --------
Balance at June 27, 1997                         404,000            198,000
                                                 =======            =======


TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

EXHIBIT 11.1
STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS


                                            YEAR ENDED
                                JUNE 27,    JUNE 28,     JUNE 30,
                                  1997        1996         1995
Net income                     $1,002,000    $806,000     $570,000

Primary earnings per share:
  Weighted average number
    of common shares            1,233,000   1,195,000    1,162,000
outstanding

  Dilutive effect of stock
options
    after application of
treasury
    stock method                   64,000      80,000       52,000
Number of shares used to
compute
  primary earnings per share    1,297,000   1,275,000    1,214,000


Primary earnings per share       $   0.77    $   0.63    $    0.47
Pro forma                      $     0.52   $    0.42    $    0.31

Fully diluted earnings per
share:
  Weighted average number
    of common shares            1,233,000   1,195,000    1,162,000
outstanding

  Dilutive effect of stock
options
    after application of
treasury
    stock method                   74,000      89,000       85,000
Number of shares used to
compute
  fully diluted earnings per    1,307,000   1,284,000    1,247,000
share

Fully diluted earnings per      $    0.77   $    0.63    $    0.46
share
Pro forma                      $     0.51   $    0.42    $    0.30