Form 10-Q
period 1997-09-30
TRIO TECH INTERNATIONAL
filed 1997-11-10
CIK 732026

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended September 26, 1997

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

                             YES   X             NO


As of October 24, 1997, the Registrant had outstanding approximately 1,962,662* Shares of Common Stock.

* See PART II. OTHER INFORMATION, ITEM 2 in connection with a 3-for-2 stock split, effective October 7, 1997.



This document contains a total of 9 pages.

                         PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                            TRIO-TECH INTERNATIONAL
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                                 (In Thousands)
                                                           Sep. 26,     Jun. 27,
                                                             1997       1997 (a)

ASSETS
CURRENT ASSETS
    Cash                                                  $     603   $     868
    Cash deposits                                             6,545       7,104
    Accounts receivable - net                                 3,259       3,646
    Notes and other receivables                                 690         161
    Inventories                                               1,786       1,784
    Prepaid expenses and other current assets                   373         280
                                                          ---------   ---------
        Total current assets                                 13,256      13,843


PROPERTY, EQUIPMENT AND CAPITALIZED LEASES, net               3,870       4,421
OTHER ASSETS                                                    166         264
                                                          ---------   ---------
TOTAL ASSETS                                              $  17,292   $  18,528
                                                          =========   =========


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Notes payable                                          $    250   $     150
    Accounts payable                                          1,250       1,121
    Accrued expenses                                          3,155       3,605
    Income taxes payable                                      2,117       1,965
    Current portion of long-term debt and capitalized lease     182         198
                                                           --------   ---------
        Total current liabilities                             6,954       7,039


LONG-TERM DEBT AND CAPITALIZED LEASES,
    net of current portion                                      621         723
DEFERRED TAXES                                                  723         776
MINORITY INTEREST                                             3,816       3,527

SHAREHOLDERS' EQUITY:
    Common stock; authorized, 15,000,000 shares; issued and
        outstanding, 1,290,500 shares at September 26, 1997
        and 1,291,064 shares at June 27, 1997 stated at       5,075       5,075
    Accumulated deficit                                        (123)       (334)
    Cumulative currency translation                             226       1,722
                                                            --------    -------
        Total shareholders' equity                            5,178       6,463
                                                            --------    -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $ 17,292    $ 18,528
                                                           ========    ========

(a)
(b) DERIVED FROM AUDITED CONSOLIDATED FINANCIAL STATEMENTS INCLUDED IN THE FORM 10K FOR THE FISCAL YEAR ENDED JUNE 27, 1997.
SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            TRIO-TECH INTERNATIONAL
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)
                 (In Thousands, except Earnings per Share Data)

                                                           THREE MONTHS ENDED
                                                           ------------------
                                                          SEP. 26,    SEP. 27,
                                                            1997        1996
                                                        ----------  ----------
NET SALES                                              $      5,095  $  5,616
COST OF SALES                                                 3,314     3,322
                                                       ------------  --------
    GROSS PROFIT                                              1,781     2,294

OPERATING EXPENSES
    Selling, general and administrative expenses              1,449     1,416
                                                        ------------  -------
INCOME FROM OPERATIONS                                          332       878

OTHER INCOME (EXPENSE)
    Interest expense                                            (24)      (35)
    Other income                                                113       126
                                                        -----------  --------
        Total                                                    89        91
                                                        -----------  --------

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST                421       969

INCOME TAXES                                                    162       421
                                                        -----------  --------

INCOME BEFORE MINORITY INTEREST                                 259       548
                                                        -----------  --------
MINORITY INTEREST                                               (48)     (379)

                                                        -----------  --------
NET INCOME                                              $       211  $    169
                                                        ===========  ========


EARNINGS PER SHARE:

Primary                                                 $      0.16  $   0.13
Pro forma (see Note 3)                                  $      0.11  $   0.09

Fully diluted                                           $      0.16  $   0.13
Pro forma (see Note 3)                                  $      0.11  $   0.09


WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Primary                                                       1,339     1,280
Fully diluted                                                 1,364     1,289

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            TRIO-TECH INTERNATIONAL
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (In Thousands)
                                                           THREE MONTHS ENDED
                                                           ------------------
                                                          SEP. 26,    SEP. 27,
                                                            1997        1996
                                                          --------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                           $      211  $    169
    Adjustments to reconcile net income to
      cash provided by operations:
    Depreciation and amortization                               294       370
    Loss on disposal of property and equipment                             37
    Effect of exchange rate changes on
        operating assets                                     (1,586)      (29)
    Changes in assets and liabilities:
        Accounts receivable, net                                387      (125)
        Notes and other receivables                            (529)     (224)
        Inventories                                              (2)     (383)
        Prepaid expenses and other current assets               (93)     (131)
        Other assets                                             87         3
        Accounts payable and accrued expenses                  (169)      402
        Deferred taxes                                          (53)       (1)
                                                         ----------  --------
             Total adjustment                                (1,664)      (81)
                                                         ----------  --------
             Net cash  (used in) provided by operating
                activities                                   (1,453)       88
                                                         ----------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Maturity  (purchase)  of cash deposits                      559    (1,551)
    Capital expenditures, net                                  (484)      (17)
    Minority interest                                            30       305
                                                          ---------  --------
              Net cash provided by (used in) investing
                 activities                                     105    (1,263)
                                                          ---------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on notes payable and lines of credit               100      (104)
    Borrowings under notes payable                                         30
    Repayment of long-term obligations                         (118)     (126)
     Issuance of common stock                                     0         6
                                                          ---------  --------
              Net cash used in financing activities             (18)     (194)
                                                          ---------  --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                       1,101        (2)
NET DECREASE IN CASH                                           (265)   (1,371)
CASH, BEGINNING OF THE PERIOD                                   868     2,114
                                                          ---------  --------
CASH , END OF THE PERIOD                                  $     603  $    743
                                                          =========  ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest                                                  $     24  $      29
Income taxes                                              $      0  $      25

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                           TRIO-TECH INTERNATIONAL
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   Basis of Presentation

The interim consolidated financial statements as of September 26, 1997, and for the three-months ended September 27, 1996, are unaudited. In the opinion of management, the unaudited consolidated financial statements include all adjustments necessary, consisting of normal recurring accruals, for a fair presentation of such information. Certain reclassifications of prior year amounts have been made to conform to the current year financial statement presentation.

The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report for fiscal year ended June 27, 1997.
The consolidated results of operations for the three-month periods ending September 26, 1997 and September 27, 1996, are not necessarily indicative of the results expected for a full year.

Earnings per Share - Earnings per share is based upon the weighted average number of shares outstanding and common stock equivalents (consisting of stock options), excluding those common stock equivalents which would be anti-dilutive. The following amounts would have been presented had the Company computed earnings per share under Statement of Financial Accounting Standards No. 128, Earnings per Share:
[/TABLE]
[CAPTION]
                                                Sept. 26,   Sept. 27,
                                                  1997        1996
                                                ---------   --------
[S]                                            [C]         [C]
     Basic                                      $     0.16  $    0.14
     Diluted                                    $     0.16  $    0.13
[/TABLE]


NOTE 2.   Inventories

The composition of inventories is as follows (in thousands):

                                                Sept. 26,    June 27,
                                                  1997         1997
                                                ---------   ---------
     Raw materials                              $      502  $     551
     Work in process                                   742        526
     Finished goods                                    542        707
                                                ----------  ---------
                                                $    1,786  $   1,784




NOTE 3.   Shareholders' Equity

In September, 1997 the Board of Directors approved a three-for-two stock split. The date of distribution of the stock split was October 7, 1997. The pro forma earnings per share amounts show the effect of the stock split.

NOTE 4. Stock Options

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

                                     (in thousands)
                                      Quarter Ended
                               Sept. 26, 1997  Sept. 27, 1996
                               --------------  --------------
   Net Income (Loss):
       As Reported                  $ 210          $ 169
       Pro forma                   ($ 313)        ($ 257)

   Earnings (Loss) per Share:
       As Reported                 $ 0.16         $ 0.13
       Pro forma                  ($ 0.23)       ($ 0.20)

   Using the Black Scholes option-pricing model with the assumptions listed below.

                                  Quarter Ended
                             Sept. 26, 1997   Sept. 27, 1996
                             --------------   --------------
   Volatility                      40.5%           45.0%
   Expected Life                    2.0             1.4
   Discount rate                    6.1%            5.9%

NOTE 5. Subsequent Event

On October 31, 1997 and November 4, 1997, the Company completed a $3,800,000 private placement consisting of 699,200 shares of common stock together with redeemable 3 year warrants to purchase 3649,600 shares of additional common stock. The sale resulted in net proceeds to the Company of $3,351,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.   Liquidity and Capital Resources

Due to the devaluation of currencies in Southeast Asia relative to the U.S. dollar, the Company's working capital decreased by $502,000 to $6,302,000 during the quarter ended September 26, 1997 as compared to the fiscal year ended June 27, 1997.

The Company's subsidiary, TTI Pte, has a secured credit agreement with a bank which provides for a total line of credit of $ 655,000. Borrowings under these lines amounted to $100,000 as of September 26, 1997. The interest rate on borrowings is at the bank's prime rate (6.5% at September 26, 1997) plus 2%. Borrowings under this agreement are collateralized by substantially all of TTI Pte's assets.

The Company's subsidiary, TTM, has obtained a line of credit from a bank which provides for borrowings of $76,000. There were no borrowings under the line as of September 26, 1997.

The Company's subsidiary, TTBk, has a secured line of credit with a bank which provides for a total line of credit of $78,000. There were no borrowings under the line as of September 26, 1997.

The Company's subsidiary, EETC, has a credit agreement with a bank which provides a term loan of $400,000. Borrowings under these lines amounted to $327,000 as of September 26, 1997. Interest is at the bank's prime rate (5.84% at September 27,1996) plus 3.5%.

The Company has a revolving line of credit of $150,000 from a bank bearing interest at 1.8% above the bank's reference rate (10.0% at September 26, 1997). Borrowings under the line amounted to $150,000 as of September 26, 1997.

2.   Material Changes in Financial Position

Total shareholders' equity was $5,178,000 at September 26,1997 as compared to $6,463,000 at June 27, 1997, a decrease of 19.9%, due to a currency devaluation in Thailand and weaknesses in currency exchange rates in Southeast Asia relative to the U.S. dollar.


3. Material Changes in Results of Operations

There were no material changes in the results of operations of the Company during the three month period ending September 26, 1997.

4.Subsequent Equity Financing

Subsequent to the end of the fiscal quarter ended September 27, 1997, the Company raised net proceeds of $3,351,000 from a private sale of 699,200 shares of common stock and warrants to purchase 349,600 additional shares of common stock (see Item 5 of Part II below).

                          PART II. OTHER INFORMATION

Item 2.  Changes in securities.

On September 30, 1997, the Company declared a three-for-two stock split of its Common Stock, effective October 7, 1997. In connection therewith, the authorized Common Stock of the Company was increased from 10,000,000 to 15,000,000 shares by means of an amendment to the Company's Articles of Incorporation. The stock split took the form of a 50% stock dividend. Fractional interests resulting from the stock split were rounded down to the nearest whole share, with the balance being paid in cash. As a result of the stock split, the number of outstanding shares of Common Stock increased to approximately 1,962,662.

Item  5.  Other Information.

Subsequent to the end of fiscal quarter, on October 31 and November 4, 1997, the Company completed a $3,800,000 private placement consisting of 699,200 shares of common stock together with redeemable 3 year warrants to purchase 349,600 shares of additional common stock. This private offering was placed through Paragon Capital Corporation. The net proceeds of the private placement will be used to expand the Company's U.S. Operations, including those of Universal Systems following the anticipated acquisition of Universal Systems; and for working capital and general corporate purposes.

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

                              Dated:    November 10, 1997