Form 10-Q
period 1996-12-27
TRIO TECH INTERNATIONAL
filed 1998-02-05
CIK 732026

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended December 26, 1997

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

                             YES   X             NO


As of February 2, 1998, the Registrant had outstanding approximately 2,710,371* Shares of Common Stock.

* See PART II. OTHER INFORMATION, ITEM 2 in connection with a three-for-two stock split, effective October 7, 1997.



This document contains a total of 10 pages.

                         PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                            TRIO-TECH INTERNATIONAL
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                                 (In Thousands)
                                                            Dec. 26,    Jun. 27,
                                                                1997    1997 (a)

ASSETS
CURRENT ASSETS
  Cash                                                    $      5,133 $   868
  Cash deposits                                                  3,484   7,104
  Accounts receivable - net                                      3,276   3,646
  Notes and other receivables                                      456     161
  Inventories                                                    2,077   1,784
  Prepaid expenses and other current assets                        650     280
                                                            ----------  ------
        Total current assets                                    15,076  13,843
                                                            ----------  ------

PROPERTY, EQUIPMENT AND CAPITALIZED LEASES, net                  3,866   4,421
OTHER ASSETS                                                       378     264
                                                           -----------  ------
TOTAL ASSETS                                                $   19,320 $18,528
                                                           =========== =======
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Notes payable                                              $      170 $   150
 Accounts payable                                                2,083   1,121
 Accrued expenses                                                2,926   3,605
 Income taxes payable                                            1,278   1,965
 Current portion of long-term debt and capitalized lease           167     198
                                                            ---------- -------
        Total current liabilities                                6,624   7,039
                                                            ---------- -------

LONG-TERM DEBT AND CAPITALIZED LEASES,
    net of current portion                                         553     723
DEFERRED TAXES                                                     648     776
MINORITY INTEREST                                                2,379   3,527
                                                            ---------- -------
TOTAL LIABILITIES                                               10,204  12,065
                                                            ---------- -------

SHAREHOLDERS' EQUITY:
    Common stock; authorized, 15,000,000 shares; issued and
        outstanding, 2,691,271 shares at December 26, 1997,
        and 1,936,596 shares at June 27, 1997 stated at          8,720   5,075
    Retained earnings  (accumulated deficit)                        58    (334)
    Cumulative currency translation                                338   1,722
                                                            ---------- --------
        Total shareholders' equity                               9,116   6,463
                                                            ---------- --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $   19,320 $18,528
                                                            ========== ========

(a) DERIVED FROM AUDITED CONSOLIDATED FINANCIAL STATEMENTS INCLUDED IN THE FORM 10K FOR THE FISCAL YEAR ENDED JUNE 27, 1997.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            TRIO-TECH INTERNATIONAL
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)
                 (In Thousands, except Earnings per Share Data)

                                       SIX  MONTHS   ENDED  THREE  MONTHS  ENDED
                                      --------------------  --------------------
                                      DEC. 26,    DEC. 27,  DEC. 26,    DEC. 27,
                                       1997        1996        1997        1996
                                      ---------  ---------  --------  ----------
NET SALES                             $  9,906    $ 11,035  $  4,811   $ 5,419
COST OF SALES                            6,467       6,814     3,153     3,492
                                      --------    --------  --------   -------
    GROSS PROFIT                         3,439       4,221     1,658     1,927
                                      --------    --------  --------   -------

OPERATING EXPENSES
 Selling, general and administrative
     expenses                            2,900       2,778     1,451     1,362
                                      --------    --------  --------   -------
INCOME FROM OPERATIONS                     539       1,443       207       565
                                      --------    --------  --------   -------
OTHER INCOME (EXPENSE)
    Interest expense                       (58)        (62)      (34)      (27)
    Other income                           179         315        66       189
                                      ---------   --------- ---------  --------
        Total                              121         253        32       162
                                      ---------   --------- ---------  --------
INCOME BEFORE INCOME TAXES AND
MINORITY INTEREST                          660       1,696       239       727

INCOME TAXES                               257         672        95       251
                                      ---------   --------- ---------  --------
INCOME BEFORE MINORITY INTEREST            403       1,024       144       476

MINORITY INTEREST                          (11)       (653)       37      (274)
                                      ---------   --------- ---------  --------
NET INCOME                            $    392    $    371  $     181  $   202

EARNINGS PER SHARE:

Basic                                 $   0.19    $   0.19   $   0.08  $  0.10
Diluted                               $   0.18    $   0.18   $   0.08  $  0.09

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING

Basic                                    2,107       1,937     2,277     2,053
Diluted                                  2,211       2,049     2,413     2,169

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            TRIO-TECH INTERNATIONAL
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (In Thousands)
                                                            SIX  MONTHS  ENDED
                                                            ------------------
                                                            DEC. 26,    DEC. 27,
                                                              1997        1996
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income                                              $   392    $   371
    Adjustments to reconcile net income to
      cash provided by operations:
    Depreciation and amortization                               508        709
    Loss on disposal of property and equipment                              69
    Effect of exchange rate changes on
        operating assets                                     (3,101)        11
    Changes in assets and liabilities:
        Accounts receivable, net                                370        734
        Notes and other receivables                            (295)      (246)
        Inventories                                            (293)      (349)
        Prepaid expenses and other current assets              (370)      (165)
        Other assets                                            117          6
        Other current liabilities                              (404)      (642)
        Deferred taxes                                         (128)         3
                                                           ---------   --------
             Total adjustment                                (3,596)       130
                                                           ---------   --------
Net cash  (used in) provided by operating activities         (3,204)       501
                                                           ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Maturity  (purchase)  of cash deposits                      3,620     (1,925)
  Capital expenditures, net                                  (1,102)      (268)
  Minority interest                                            (121)       507
  Purchase of investment                                                   (21)
                                                           ---------   --------
Net cash provided by (used in) investing activities           2,397     (1,707)
                                                           ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments on notes payable and lines of credit                            (220)
 Borrowings under notes payable                                  21         77
 Proceeds from long-term obligations                                      (196)
 Repayment of long-term obligations                            (202)      (182)
 Issuance of common stock                                     3,395        162
                                                           ---------   --------
Net cash used in financing activities                         3,214       (359)
                                                           ---------   --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                       1,858        314
NET  INCREASE (DECREASE) IN CASH                              4,265     (1,251)
CASH, BEGINNING OF THE PERIOD                                   868      2,114
                                                           ---------  ---------
CASH , END OF THE PERIOD                                   $  5,133   $    863
                                                           =========  =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest                                                   $     55    $    67
Income taxes                                               $    413    $   446

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                           TRIO-TECH INTERNATIONAL
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   Basis of Presentation

The interim consolidated financial statements as of December 26, 1997, and for the six-months ended December 26, 1997, are unaudited. In the opinion of management, the unaudited consolidated financial statements include all adjustments necessary, consisting of normal recurring accruals, for a fair presentation of such information. Certain reclassifications of prior year amounts have been made to conform to the current year financial statement presentation.

The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report for fiscal year ended June 27, 1997.

The consolidated results of operations for the six-month periods ending December 26, 1997 and December 27, 1996, are not necessarily indicative of the results expected for a full year.

Earnings per Share - Earnings per share is based upon the weighted average number of shares outstanding and common stock equivalents (consisting of stock options), excluding those common stock equivalents which would be anti-dilutive.

NOTE 2.   Inventories

The composition of inventories is as follows (in thousands):
                                                   Dec. 26,  June 27,
                                                     1997       1997
                                                -----------  --------
     Raw materials                              $      802   $   551
     Work in process                                   576       526
     Finished goods                                    699       707
                                                ----------   -------
                                                $    2,077   $ 1,784
                                                ==========   =======



NOTE 3.   Shareholders' Equity

On September 30, 1997, the Board of Directors approved a three-for-two stock split. The date of distribution of the stock split was October 7, 1997. The earnings per share amounts show, for all periods presented, the effect of the stock split.





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



                                       (in thousands)
                                        Quarter Ended
                                   Dec. 26, 1997              Dec. 27, 1996
                                   -------------              -------------
Net Income (Loss):
 As Reported                           $ 181                   $  202
 Pro forma                            ($ 179)                 ($   67)

Earnings (Loss) per Share:
 As Reported                          $ 0.08                   $ 0.10
 Pro forma                           ($ 0.07)                 ($ 0.03)

   Using the Black Scholes option-pricing model with the assumptions listed below.

                                       Quarter Ended
                                   Dec. 26, 1997              Dec. 27, 1996
                                   ------------               -------------
Volatility                              50.6%                    48.0%
Expected Life (years)                    4.1                      1.7
Discount rate                            6.3%                     6.0%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.   Economic Conditions in Southeast Asia

The Company's operations and balance sheet have been affected by recent economic instability in portions of Southeast Asia, which accounted for approximately 83% of the Company's net sales in the fiscal years ended June 1997 and 1996. A recent currency devaluation in Thailand and continuing currency weaknesses in Thailand, Malaysia and Singapore have required downward accounting adjustments in the U.S. dollar value of net assets located in those countries. Unsettled economic conditions in those countries and elsewhere have had some effect on orders by semi-conductor companies for Trio-Tech's testing services. Although the Company has continued to manage its operations profitably, extended economic instability could adversely affect the Company's financial condition or results of operations.

2.   Liquidity and Capital Resources

The Company's working capital increased by $1,648,000 to $8,452,000 as of December 26,1997 as compared to June 27, 1997 due to proceeds of $3,351,000 from a private placement of common stock and warrants (see Part II, Item 2), offset by an unrealized currency translation loss of $1,384,000, due to a currency devaluation in Southeast Asia relative to the U.S. Dollar.
The Company's subsidiary, TTI Pte, has a secured credit agreement with a bank which provides for a total line of credit of $ 655,000. Borrowings under these lines amounted to $100,000 as of December 26, 1997. The interest rate on borrowings is at the bank's prime rate (7.0% at December 26, 1997) plus 2%. Borrowings under this agreement are collateralized by substantially all of TTI Pte's assets.

The Company's subsidiary, TTM, has obtained a line of credit from a bank which provides for borrowings of $76,000. There were no borrowings under the line as of December 26, 1997.

The Company's subsidiary, TTBk, has a secured line of credit with a bank which provides for a total line of credit of $78,000. There were no borrowings under the line as of December 26, 1997.

The Company's subsidiary, EETC, has a credit agreement with a bank which provides a term loan of $400,000. Borrowings under these lines amounted to $315,000 as of December 26, 1997. Interest is at the bank's prime rate (5.84% at December 27,1996) plus 3.5%.

The Company has a revolving line of credit of $150,000 from a bank bearing interest at 1.8% above the bank's reference rate (10.0% at December 26, 1997). Borrowings under the line amounted to $150,000 as of December 26, 1997.

3.   Material Changes in Financial Position

Total shareholders' equity was $9,116,000 at December 26,1997 as compared to $6,463,000 at June 27, 1997, an increase of 41.0%, resulting from an increase of $3,645,000 in common stock, primarily due to a private placement for $3,351,000 (see Part II, Item 2), offset by an unrealized currency translation loss of $1,384,000, due to a currency devaluation in Southeast Asia relative to the U.S. Dollar.

4.   Material Changes in Results of Operations

Total Net sales decreased by 11.2% for the quarter ended December 26, 1997 compared to the corresponding quarter in the prior year, and by 10.2% for the six-month period compared to the corresponding period in the prior year. This decline is attributable to a reduction in revenues in Southeast Asia, primarily in Malaysia, brought about by the economic factors discussed in Note 1 above. Although the Company held orders for testing of new types of semiconductors, and expected such testing to begin in late 1997, this work has been rescheduled to the Summer of 1998 because of production delays encountered by the manufacturers of these devices.

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

On October 31, 1997 and November 4, 1997, the Company completed a $3,800,000 private placement of 699,200 shares of common stock with redeemable warrants to purchase an additional 349,600 shares of common stock. The aggregate underwriting commission was $380,000. Net proceeds of the offering, which was placed through Paragon Capital Corporation, amounted to $3,351,000. The offer and sale of these securities was exempt from registration pursuant to Rule 506 of Regulation D under the Securities Act of 1933. The net proceeds of the private placement was used to expand the Company's Operations in the United States, including those of Universal Systems acquired on November 1, 1997, as well as for working capital and general corporate purposes.

Item 6.   Exhibits and Reports on Form 8-K

          (b) Reports on Form 8-K.

The Company filed two current Reports on Form 8-K during the quarter ended December 26, 1997. One was dated October 9, 1997 and reported the three-for-two stock split. The other was dated December 3, 1997 and reported the acquisition of KTS, Incorporated.


                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              TRIO-TECH INTERNATIONAL

                              Registrant



                              By /s/ A. Charles Wilson
                                 ---------------------
                                 A. Charles Wilson
                                 Chairman

                              Dated:    February 4, 1998