Form 10-Q
period 1998-03-27
TRIO TECH INTERNATIONAL
filed 1998-05-11
CIK 732026

===============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                     ------------------------------------

                                   FORM 10-Q

[X] REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT  OF 1934

                      For the Quarter Ended March 27, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934



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

          355 PARKSIDE DRIVE
       SAN FERNANDO, CALIFORNIA                                   91340
(Address of principle executive offices)                       (Zip Code)

                 Registrant's Telephone Number:  818-365-9200

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed with the Commission by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[_]


  Number of shares of common stock outstanding as of May 1, 1998 is 2,744,396

===============================================================================

                            TRIO-TECH INTERNATIONAL

 INDEX TO CONSOLIDATED FINANCIAL INFORMATION,  OTHER INFORMATION AND SIGNATURE


                                                                                                                          Page
                                                                                                                          ----

Part I.        FINANCIAL INFORMATION.................................................................................
 Item 1.        Consolidated Financial Statements....................................................................
                Condensed Consolidated Balance Sheets as of March 27, 1998 and June 27, 1997.........................           3
                Condensed Consolidated Statements of Income for the Three and Nine Months Ended March 27, 1998
                  and March 28,1997..................................................................................           4
                Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 27, 1998 and
                  March 28, 1997.....................................................................................           5
                Notes to Condensed Consolidated Financial Statements.................................................           6

 Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations................           7

PART II.       OTHER INFORMATION.....................................................................................           8
  Item 1.       Legal Proceedings....................................................................................           8
                Changes in Securities................................................................................           8
                Defaults upon Senior Securities......................................................................           8
                Submission of Matters to Vote of Security Holders....................................................           8
                Other Information....................................................................................           8
                Exhibits and Reports on Form 8-K.....................................................................           8

SIGNATURE       .....................................................................................................           8

EXHIBIT 11.1    STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS................................................           9

                            TRIO-TECH INTERNATIONAL

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                                                            MAR. 27,             JUN. 27,
                                                                                              1998               1997 (a)
                                                                                          -----------           ----------
                                      ASSETS
CURRENT ASSETS
    Cash                                                                                  $     1,857          $       868
    Cash deposits                                                                               6,163                7,104
    Accounts receivable - net                                                                   3,804                3,646
    Notes and other receivables                                                                   425                  161
    Inventories                                                                                 1,881                1,784
    Prepaid expenses and other current assets                                                     269                  280
                                                                                          -----------          -----------
        Total current assets                                                                   14,399               13,843
                                                                                          -----------          -----------

PROPERTY, EQUIPMENT AND CAPITALIZED LEASES, net                                                 4,842                4,421
OTHER ASSETS                                                                                      593                  264
                                                                                          -----------          -----------
TOTAL ASSETS                                                                              $    19,834          $    18,528
                                                                                          ===========          ===========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Notes payable                                                                         $       790          $       150
    Accounts payable                                                                            1,896                1,121
    Accrued expenses                                                                            3,674                3,605
    Income taxes payable                                                                        1,007                1,965
    Current portion of long-term debt                                                             177                  198
                                                                                          -----------          -----------
        Total current liabilities                                                               7,544                7,039
                                                                                          -----------          -----------


LONG-TERM DEBT, NET OF CURRENT PORTION                                                            495                  723
DEFERRED TAXES                                                                                    658                  776
MINORITY INTEREST                                                                               2,239                3,527
                                                                                          -----------          -----------
TOTAL LIABILITIES                                                                              10,936               12,065
                                                                                          -----------          -----------

SHAREHOLDERS' EQUITY:
    Common stock; authorized, 15,000,000 shares; issued and
        outstanding, 2,744,396 shares at March 27, 1998,
        and 1,936,596 shares at June 27, 1997                                                   8,727                5,075
    Retained earnings  (accumulated deficit)                                                      264                 (334)
    Cumulative currency translation                                                               (93)               1,722
                                                                                          -----------           ----------
        Total shareholders' equity                                                              8,898                6,463
                                                                                          -----------           ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                $    19,834           $   18,528
                                                                                          ===========           ==========

(a) DERIVED FROM AUDITED CONSOLIDATED FINANCIAL STATEMENTS INCLUDED IN THE FORM 10K FOR THE FISCAL YEAR ENDED JUNE 27, 1997.

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                            TRIO-TECH INTERNATIONAL

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

                 (IN THOUSANDS, EXCEPT EARNINGS PER SHARE DATA)

                                                           NINE  MONTHS ENDED      THREE  MONTHS  ENDED
                                                          ---------------------   ----------------------
                                                          MAR. 27,    MAR. 28,     MAR. 27,    MAR. 28,
                                                            1998        1997         1998        1997
                                                          ---------   ---------   ----------   ---------

NET SALES                                                  $15,464     $16,066       $5,558      $5,031
COST OF SALES                                               10,114       9,782        3,647       2,968
                                                           -------     -------       ------      ------
    GROSS PROFIT                                             5,350       6,284        1,911       2,063
                                                           -------     -------       ------      ------

OPERATING EXPENSES
    Selling, general and administrative expenses             4,649       4,305        1,749       1,527
                                                           -------     -------       ------      ------
INCOME FROM OPERATIONS                                         701       1,979          162         536
                                                           -------     -------       ------      ------

OTHER INCOME (EXPENSE)
    Interest expense                                           (89)        (92)         (31)        (30)
    Other income                                               276         492           97         177
                                                           -------     -------       ------      ------
        Total                                                  187         400           66         147
                                                           -------     -------       ------      ------

INCOME BEFORE INCOME TAXES AND                                 888       2,379          228         683
MINORITY INTEREST

INCOME TAXES                                                   406         900          149         228
                                                           -------     -------       ------      ------

INCOME BEFORE MINORITY INTEREST                                482       1,479           79         455

MINORITY INTEREST                                              116        (810)         127        (157)
                                                           -------     -------       ------      ------

NET INCOME                                                 $   598     $   669       $  206      $  298
                                                           =======     =======       ======      ======

EARNINGS PER SHARE:

Basic                                                        $0.25       $0.34        $0.07       $0.15
Diluted                                                      $0.25       $0.34        $0.08       $0.15

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING

Basic                                                        2,391       1,940        2,753       1,964
Diluted                                                      2,386       1,951        2,742       1,981

           See notes to condensed consolidated financial statements.

                            TRIO-TECH INTERNATIONAL

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                                                                 NINE  MONTHS  ENDED
                                                                                       ---------------------------------------
                                                                                              MAR.27,              MAR. 28,
                                                                                               1998                 1997
                                                                                       ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                                   $   598              $   669
    Adjustments to reconcile net income to
      cash provided by operations:
    Depreciation and amortization                                                                    803                1,030
    Loss on disposal of property and equipment                                                                             54
    Changes in assets and liabilities:
        Accounts receivable, net                                                                    (158)                 547
        Notes and other receivables                                                                 (264)                   2
        Inventories                                                                                  (97)                (595)
        Prepaid expenses and other current assets                                                     11                 (138)
        Other assets                                                                                (375)                  10
        Other current liabilities                                                                   (114)                (490)
        Deferred taxes                                                                              (118)                 (11)
                                                                                                  -------              -------
             Total adjustment                                                                       (312)                 409
                                                                                                  -------              -------

             Net cash  (used in) provided by operating activities                                    286                1,078
                                                                                                  -------              -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Maturity  (purchase)  of cash deposits                                                           941               (2,406)
    Capital expenditures, net                                                                     (2,161)                (513)
    Minority interest                                                                               (248)                 651
    Effect of exchange rate                                                                       (1,872)                 406
                                                                                                  -------              -------
              Net cash used in investing activities                                               (3,340)              (1,862)
                                                                                                  -------              -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on notes payable and lines of credit                                                                        (227)
    Borrowings under notes payable                                                                   656                  104
    Repayment of long-term obligations                                                              (265)                (343)
    Issuance of common stock                                                                       3,652                  185
                                                                                                  -------              -------
               Net cash provided by (used in) financing activities                                 4,043                 (281)
                                                                                                  -------              -------

NET  INCREASE (DECREASE) IN CASH                                                                     989               (1,065)
CASH, BEGINNING OF THE PERIOD                                                                        868                2,114
                                                                                                 -------              -------
CASH, END OF THE PERIOD                                                                          $ 1,857              $ 1,049
                                                                                                 =======              =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest                                                                                         $    85              $    93
Income taxes                                                                                     $   865              $   667

           See notes to condensed consolidated financial statements.

                            TRIO-TECH INTERNATIONAL

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

The interim consolidated financial statements as of March 27, 1998 and as of March 28, 1997, respectively, and for the nine-months ended March 27, 1998 and as of March 28, 1997, respectively, are unaudited. In management's opinion, unaudited consolidated financial statements include all adjustments necessary, consisting of normal recurring accruals, for a fair presentation of such information. Certain reclassifications of prior year amounts have been made to conform to the current year financial statement presentation.

The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report for fiscal year ended June 27, 1997.

The consolidated results of operations for the nine-month periods ending March 27, 1998 and March 28, 1997, are not necessarily indicative of the results expected for a full year.

Earnings per Share - Earnings per share is based upon the weighted average number of shares outstanding and common stock equivalents (consisting of stock options), excluding those common stock equivalents which would be anti-dilutive.

NOTE 2.      INVENTORIES

The composition of inventories is as follows (in thousands):

                                                  MAR. 27,        JUNE 27,
                                                    1998            1997
                                                  -------         -------
Raw materials                                     $    617        $    551
Work in process                                        612             526
Finished goods                                         652             707
                                                  --------        --------
                                                  $  1,881        $  1,784
                                                  ========        ========

NOTE 3.      SHAREHOLDERS' EQUITY

On September 30, 1997, the Board of Directors approved a three-for-two stock split. The date of distribution of the stock split was October 7, 1997. The earnings per share amounts show, for all periods presented, the effect of the stock split.

NOTE 4.           STOCK OPTIONS

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its Stock Option Plan. Accordingly, no compensation expense has been recognized. Had compensation cost for the Company's Plan been determined based upon the fair value at the grant date for awards under this Plan consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                   QUARTER ENDED
                                      MAR. 27, 1998              MAR, 28, 1997
                                      -------------              -------------
   Net Income (Loss) (in thousands):
     As Reported                         $ 206                       $ 298
     Pro forma                          ($  71)                      $ 156

   Earnings (Loss) per Share:
     As Reported                        $ 0.07                       $0.15
     Pro forma                         ($ 0.03)                      $0.08

   Using the Black Scholes option-pricing model with the assumptions listed below.

                                                QUARTER ENDED
                                    MAR 27, 1998              MAR 28, 1997
                                   -------------              ------------
   Volatility                         49.45%                     47.72%
   Expected Life (years)               3.83                       2.02
   Discount rate                       5.61%                      6.76%

                           TRIO-TECH INTERNATIONAL

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.   ECONOMIC CONDITIONS IN SOUTHEAST ASIA

The Company's operations, balance sheet and cash flows have been affected by recent economic instability in portions of Southeast Asia, which accounted for approximately 83% of the Company's net sales in the fiscal years ended June 1997 and 1996. A recent currency devaluation in Thailand and continuing currency weaknesses in Thailand, Malaysia and Singapore have required downward accounting adjustments in the U.S. dollar value of net assets located in those countries. Unsettled economic conditions in those countries and elsewhere have had some effect on orders by semiconductor companies for Trio-Tech's testing services. Although the Company has continued to manage its operations profitably, extended economic instability could adversely affect the Company's financial condition, results of operations or cash flows.

2.   LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital increased by $51,000 to $6,855,000 as of March 27, 1998 as compared to June 27, 1997 due to proceeds of $3,351,000 from a private placement of common stock and warrants, offset by capital expenditures of $1,648,000 and an unrealized currency translation loss of $1,815,000, due to a currency devaluation in Southeast Asia relative to the U.S. Dollar.

The Company's subsidiary, TTI Pte, increased the total line of credit from $655,000 to $3,125,000. Borrowings under these lines amounted to $634,000 as of March 27, 1998. The interest rate on borrowings is at the bank's prime rate (8.25% at March 27, 1998) plus 1.25%. Borrowings under this agreement are collateralized by substantially all of TTI Pte's assets.

The Company's subsidiary, TTM, has obtained a line of credit from a bank which provides for borrowings of $76,000. There were no borrowings under the line as of March 27, 1998.

The Company's subsidiary, TTBk, has a secured line of credit with a bank which provides for a total line of credit of $78,000. There were no borrowings under the line as of March 27, 1998.

The Company's subsidiary, EETC, has a credit agreement with a bank which provides a term loan of $400,000. Borrowings under these lines amounted to $315,000 as of March 27, 1998. Interest is at the bank's prime rate (5.84% at March 27, 1998) plus 3.5%.

The Company has a revolving line of credit of $150,000 from a bank bearing interest at 1.8% above the bank's reference rate (10.0% at March 27, 1998). Borrowings under the line amounted to $150,000 as of March 27, 1998.

3.   MATERIAL CHANGES IN FINANCIAL POSITION

Total shareholders' equity was $8,898,000 at March 27, 1998 as compared to $6,463,000 at June 27, 1997, an increase of 38.0%, resulting from an increase of $3,652,000 in common stock, primarily due to a private placement for $3,351,000, offset by an unrealized currency translation loss of $1,815,000 due to a currency devaluation in Southeast Asia relative to the U.S. Dollar.

4.   MATERIAL CHANGES IN RESULTS OF OPERATIONS

Total net sales increased by 10.5% for the quarter ended March 27, 1998, as compared to the corresponding quarter in the prior year, and decreased by 3.7% for the nine-month period compared to the corresponding period in the prior year. This decline is attributable to a reduction in revenues in Southeast Asia, primarily in Malaysia, brought about by the economic factors discussed in
Note 1 above. Although the Company received orders for testing of new types of semiconductors, and expected such testing to begin in late 1997, this work has been rescheduled to the Summer of 1998 because of production delays encountered by the manufacturers of these devices.

Gross margin has declined 6.6% for the quarter ended March 27, 1998, as compared to the corresponding quarter in the prior year, and decreased 4.5% for the nine-month period compared to the corresponding period in the prior year. This decline is primarily due to a shift in relative sales from high margin test services to lower margin equipment sales.

                            TRIO-TECH INTERNATIONAL

                          PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not applicable

ITEM 2.  CHANGES IN SECURITIES

         Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         Not applicable

ITEM 5.  OTHER INFORMATION

         Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)  EXHIBITS
                 Exhibit 27  Financial Data Schedule

         (B)  REPORTS ON FORM 8-K
                 The Registrant filed the following reports on Form 8-K with the Securities and Exchange Commission during the third quarter of fiscal 1998:

                 None
                                   SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       TRIO-TECH INTERNATIONAL




                                       By: /s/ A. Charles Wilson
                                           ---------------------------
                                         A. Charles Wilson
                                         Chairman of the Board of Directors

                                       Dated:  May 11, 1998