Form 10-K
period 1998-06-26
TRIO TECH INTERNATIONAL
filed 1998-09-28
CIK 732026

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X]  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended June 26, 1998

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-13914

                            TRIO-TECH INTERNATIONAL
             (Exact name of Registrant as specified in its Charter)

             California                                   95-2086631
   (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                   Identification Number)

          355 Parkside Drive
       San Fernando, California                             91340
 (Address of principal executive offices)                (Zip Code)

                  Registrant's Telephone Number:  818-365-9200

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                                                         Name of each exchange
              Title of each class                         on which registered
          Common Stock, no par value                       Nasdaq Small Cap


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed with the Commission by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Based on the closing sales price on June 26, 1998, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $4,781,435. Number of shares of common stock outstanding as of August 26, 1998 is 2,744,396

       Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K. [_]

                      DOCUMENTS INCORPORATED BY REFERENCE

The number of pages in this filing is 35.  The Exhibit Index begins on page 15.

===============================================================================

                            TRIO-TECH INTERNATIONAL


 INDEX TO CONSOLIDATED FINANCIAL INFORMATION, OTHER INFORMATION AND SIGNATURE


                                                                                                                PAGE
                                                                                                             ----------
FORM 10-K       COVER                                                                                                 1

                INDEX                                                                                                 2

Part I.                                                                                                               3
Item 1          Business                                                                                              3
Item 2          Properties                                                                                            9
Item 3          Legal Proceedings                                                                                    10
Item 4          Submission of matters to a vote of security holders

PART II                                                                                                              11
Item 5          Market for registrants common stock                                                                  11
Item 6          Selected financial data                                                                              12
Item 7          Management's discussion and analysis of financial condition and results of operations                13
Item 8          Financial statements and supplementary data                                                          15
Item 9          Disagreements on accounting and financial disclosure                                                 15

PART III                                                                                                             15

PART IV                                                                                                              15
Item 14         Exhibits, financial statement schedules and reports on form 8-k                                      15

SIGNATURE                                                                                                            18

EXHIBITS
                Independent Auditors' Report                                                                         19

                Consolidated Balance Sheets as of June 26, 1998 and June 27, 1997                                    20

                Consolidated Statements of Income for the Years Ended June 26, 1998, June 27, 1997 and
                June 28, 1996                                                                                        21

                Consolidated Statements of Shareholders' Equity  for the Years Ended June 26, 1998, June
                27, 1997 and June 28, 1996                                                                           22

                Consolidated Statements of Cash Flows for the Years Ended June 26, 1998, June 27, 1997
                and June 28, 1996                                                                                    23

                Notes to Condensed Consolidated Financial Statements                                                 25

                                     PART I

ITEM 1 - BUSINESS
-----------------

GENERAL
-------

Trio-Tech International designs, manufactures and sells equipment and systems used in the manufacture and testing of semiconductor devices and electronic components. In addition the Company operates test facilities in the United States, Europe and Southeast Asia which provide semiconductor testing services to component manufacturers and users.

The Company's wet process equipment and temperature controlled chucks are used to manufacture and test semiconductor wafers and other microelectronic substrates in the "front-end" of the manufacturing process. The Company's centrifuges, leak detectors, HAST systems, burn-in systems and rate of turn tables are used primarily at the "back-end" of the semiconductor manufacturing process to test finished semiconductor devices and electronic components.

Trio-Tech operates seven test facilities, one in the United States, one in Europe and five in Southeast Asia. These provide customers a comprehensive range of testing services, such as burn-in and life testing, for finished or packaged components. Many manufacturers of semiconductors find it cost effective to sub-contract these services to third parties.

Trio-Tech operations in Europe and Southeast Asia have active distribution operations. These provide sales and support for Trio-Tech's equipment in these regions and also distribute and support additional products from other manufacturers. These products are complementary with the Company's products and are used by the semiconductor and electronics industries.

Trio-Tech is actively pursuing a strategic plan for growth which is designed to increase the Company's addressable market by expanding its product offerings with equipment and services for the front-end of the manufacturing process to complement its traditional niche in the back-end. The Company plans to achieve this goal through a combination of new product development and acquisitions of complementary products and companies.

The acquisition of Universal Systems, a leader in the design and manufacture of wet process equipment, in November 1997, was an important step in this direction. Another is the continuing development of Trio-Tech's temperature controlled chucks and the development of its COBIS-II burn-in systems.

The terms "Trio-Tech" and "the Company" refer to Trio-Tech International and/or its subsidiaries.

COMPANY HISTORY
---------------



      1958   Incorporated in California
      1976   The Company formed Trio-Tech International Pte Ltd (TTIPte) in Singapore.
      1984   The Company formed the European Electronic Test Center (EETC), a Cayman Islands subsidiary, to operate a test facility in Dublin, Ireland.
      1985   The Company's Singapore subsidiary entered into a joint-venture agreement, Trio-Tech Malaysia,  to operate a test facility in Penang.
      1986   Trio-Tech International listed on the NASDAQ Small Cap  market under the symbol TRTC.
      1988   The Company acquired the Rotating Test Equipment Product Line of Genisco Technology Corporation.
      1990   Trio-Tech International acquired Express Test Corporation in California.
             Trio-Tech Malaysia opened a new facility in Kuala Lumpur.
      1992   Trio-Tech Singapore opened Trio-Tech Bangkok, Thailand
      1994   Trio-Tech Malaysia started a new testing operation in Batang Kali.
      1997   In November  1997, the Company acquired Universal Systems of Campbell, California.

ANALYSIS OF SALES
-----------------

The following table sets forth the percentage of revenues derived from product sales, testing services and industry segments during the last three fiscal years and the breakdown of revenues derived from customers in the United States, Southeast Asia and Europe. The amounts represented in product sales and service include revenues derived from the test equipment distribution business in Singapore. See Note 12 to Consolidated Financial Statements, Business Segments, for a more detailed description.


                                                                               Year Ended
                                ----------------------------------------------------------------------------------------------
                                      June 26, 1998                         June 27, 1997                   June 28, 1996
                                     --------------                         -------------                   -------------
                                                                  (Dollar amounts in thousands)
Product and service sales by
  region:
United States                   $     4,095        19 %            $     2,409          11 %          $    2,466         11 %
Southeast Asia                        8,309        38                    6,694          31                 7,691         33
Europe                                1,011         5                      441           2                   272          1
                                -----------   -----------          -----------   -----------          ----------   -----------
Total                           $    13,415        62 %            $     9,544          44 %          $   10,429         45 %
                                ===========   ===========          ===========   ===========          ==========   ===========

Testing services sales  by
region:
United States                   $       312         1 %            $       215           1 %          $      205          1 %
Southeast Asia                        7,586        35                   11,305          53                11,642         50
Europe                                  539         2                      484           2                   909          4
                                -----------   -----------          -----------   -----------          ----------   -----------
Total                           $     8,437        38 %            $    12,004          56 %          $   12,756         55 %
                                ===========   ===========          ===========   ===========          ==========   ===========

Net sales:
Manufacturing                   $     6,335        29 %            $     6,334          29 %          $    6,069         26 %
Testing                               8,437        39                   12,004          56                12,756         55
Distribution                          7,080        32                    3,210          15                 4,360         19
                                -----------   -----------          -----------   -----------          ----------   -----------
Total net sales                 $    21,852       100 %            $    21,548         100 %          $   23,185        100 %
                                ===========   ===========          ===========   ===========          ==========   ===========


BACKGROUND TECHNOLOGY
---------------------

Semiconductor devices are fundamental building blocks used in electronic equipment and systems. Each semiconductor device consists of an integrated circuit that performs electronic functions. Integrated circuits are manufactured through a series of complex steps on a wafer substrate, which is usually made of silicon and measures three to eight inches in diameter. A finished wafer consists of many integrated circuits, each referred to as a "device" or "die" , the number depending on the area of the circuits and the size of the wafer. Manufacturers have increasingly utilized larger diameter wafers, and the transition to 300mm (12 inch) wafers is currently underway throughout the industry.

Wafers are typically sent through a series of 100 to 300 process steps. At many of the process steps the wafer is washed and dried using wet process stations. The finished wafer is put through a series of tests where each device on the wafer is tested for functionality. After testing, the wafer is diced and each die is encapsulated in packaging material, usually plastic or ceramic, with lead wires that allow mounting onto printed circuit boards. Finished devices are put through a series of screening processes, such as burn-in and electrical testing, to ensure they meet necessary performance and quality standards, before shipment to the customer. In 1997, the worldwide market for semiconductor devices was estimated at $140 billion.

In addition to the growing demand for semiconductors, integrated circuits are continually becoming more complex, with greater capacity, versatility and smaller size. In order to fabricate these semiconductors, manufacturers must continually improve their fabrication, packaging and test facilities. In 1997, the world market for semiconductor manufacturing equipment was estimated at $30 billion.

The market for semiconductor manufacturing equipment can be divided into wafer fabrication (front-end) and assembly, packaging and test (back-end). The front-end equipment market is estimated to be approximately 70% of the total with back-end 20% and facilities 10% of the total.

Trio-Tech's products and services are applicable at several stages of the manufacturing and test processes. Its wet process benches are used at many wafer fabrication stages. Its Artic temperature chucks are used to test semiconductor wafers at accurately controlled temperatures. Its component centrifuges, leak detectors, HAST equipment and burn-in systems are all used to test and screen finished semiconductor devices to ensure they meet the specifications required by the manufacturers and customers.

Trio-Tech's test services are concentrated on the back-end screening and test of semiconductor devices. With the high concentration of semiconductor assembly and packaging facilities in Southeast Asia, a large demand exists for third party test services in this region. Customers use third party test services especially to accommodate fluctuations in output or to benefit from economies which can be offered by third party service providers.


PRODUCTS
--------

The Company designs and manufactures equipment for the manufacture and test of semiconductor wafers, devices and other electronic components.

Wet Process Benches

Wet Process benches are used for cleaning, rinsing and drying semiconductor wafers, magnetic disks, flat panel displays and other microelectronic substrates. This product line, which is manufactured by the Company's subsidiary Universal Systems, includes manual and automated wet process stations, and features radial and linear robots, state-of-the art PC touch-screen controllers and sophisticated scheduling and control software.

Temperature Controlled Wafer Chucks

The Artic Temperature Controlled Chucks are used for test, characterization and failure analysis of semiconductor wafers and other components at accurately controlled hot and cold temperatures. Several models are available with temperature ranges from -65 degrees C to +400 degrees C and in diameters from 4 to 12 inch. These systems provide excellent performance to meet the most demanding customer applications. A unique mechanical design, for which patents are pending, provides excellent mechanical stability across the temperature ranges.

Autoclaves and HAST ( Highly Accelerated Stress Test ) Equipment

Trio-Tech manufactures a range of autoclaves and HAST systems and specialized test fixtures. Autoclaves provide pressurized, saturated vapor (100% relative humidity) test environments for fast and easy monitoring of integrated circuit manufacturing processes. HAST equipment, which provides a pressurized high temperature environment with variable humidity, is used to determine the moisture resistance of plastic encapsulated devices. HAST provides a fast and cost-effective alternative to conventional non-pressurized temperature and humidity testing.

Burn-in Equipment and Boards

Trio-Tech manufactures burn-in systems, burn-in boards and burn-in board test
systems.   Burn-in equipment is used to subject semiconductor devices to elevated temperatures while testing them electrically to identify early product failures ("infant mortalities") as well as to assure long-term reliability. Burn-in testing approximates, in a compressed time frame, the electrical and thermal conditions to which the device would be subjected during its normal life.

During 1998 the Company developed and launched its new COBIS-II burn-in system which offers state-of-the-art dynamic burn-in capabilities and a Windows-based operating system with full data logging and networking features. The Company also offers burn-in boards for its COBIS burn-in systems and other brands of burn-in systems. Burn-in boards are used to mount devices during high temperature environmental stressing.

Component Centrifuges and Leak Detection Equipment

Component centrifuges and leak detection equipment are used to test the mechanical integrity of ceramic and other hermetically sealed semiconductor devices and electronic parts for high reliability and aerospace applications. The company's centrifuges are used to identify mechanical weaknesses of devices by spinning them at a specified acceleration, creating a pressure of up to 30,000 g's (900,000 pounds per square inch). The Company's leak detection equipment is designed to detect leaks in hermetic packaging by first pressurizing the devices in a tracer gas or fluid and then visually scanning for bubble trails emanating from defective devices.

Rate of Turn Tables

The Company manufactures a range of rate-of turn tables which are used to subject test parts to accurately controlled angular velocities and g-forces. The systems are typically used to test accelerometers, gyroscopes, turn and bank indicators, inertial platforms and other motion sensors. Applications include automotive and aerospace markets.


PRODUCT DEVELOPMENT
-------------------

Artic Temperature Controlled Chucks

Trio-Tech is continuing to develop its Artic temperature controlled chucks. During 1998, the Company introduced two new models. The new high temperatures chucks operate between ambient and +400 degrees C. The Company also developed and delivered the first of the new 12 inch chucks for the latest 300mm wafer technologies. These chucks have many new features including the ability to hold the wafer under high probing forces with minimum mechanical deflection.

Wet Process Benches

The Company's subsidiary, Universal Systems, is actively developing its line of wet process equipment. During 1998 Universal developed and introduced its new fully automatic, PC/PLC-based workstation. This is designed for the new copper plating semiconductor processes currently being developed by the leading semiconductor manufacturers.

Burn-in Equipment

During 1998 the Trio-Tech developed and launched the new COBIS-II burn-in system which offers state-of-the-art dynamic burn-in capabilities, a Windows-based operating system with full data logging and networking features. The Company also offers burn-in boards for its COBIS burn-in systems and other brands of burn-in systems.


TESTING SERVICES
----------------

Trio-Tech owns and operates facilities that provide testing services for semiconductor devices and other electronic components to meet the requirements of military, aerospace, industrial and commercial applications.

The Company uses its own proprietary equipment for certain burn-in, centrifugal and leak tests, and commercially available equipment for various other environmental tests. The Company conducts the majority of its testing operations in Southeast Asia with facilities in Singapore, Malaysia and Thailand. Several of these facilities have ISO 9002 certification. The Company also operates test facilities in San Fernando, California and Dublin, Ireland.

The testing services are used by manufacturers and purchasers of semiconductors and other components who either do not have testing capabilities or whose in-house screening facilities are not sufficient to test devices to military or certain commercial specifications. In addition, Trio-Tech provides overflow testing and independent verification for companies with in-house capabilities.

Trio-Tech's laboratories perform a variety of tests, including stabilization bake, thermal shock, temperature cycling, mechanical shock, constant acceleration, gross and fine leak tests, electrical testing, static and dynamic burn-in tests, and vibration testing. The laboratories also perform qualification testing, consisting of intense tests conducted on small samples of output from manufacturers who require qualification of their processes and devices.


DISTRIBUTION ACTIVITIES
-----------------------

The Company's Singapore subsidiary continues to develop its international distribution division. The distribution operation markets, sells and supports Trio-Tech's products in Southeast Asia. In addition to Trio-Tech's own products, this operation also distributes other complementary products from other manufacturers in the United States, Europe and Japan.

The Singapore distribution operation now provides a wide range of products for its customers, including environmental chambers, parametric component testers, shakers and vibration systems, solderability testers and other manufacturing and test products.


MARKETING, DISTRIBUTION AND SERVICES
------------------------------------

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

The Company's products and services are purchased by independent testing laboratories and by users and manufacturers of semiconductor devices, including, IBM, AMD, Motorola, National Semiconductor, SGS Thomson and Texas Instruments. During the year ended June 26, 1998, the Company had sales of $3,522,000 to Texas Instruments.


BACKLOG
-------

The following table sets forth the Company's backlog at the dates indicated (amounts in thousands):

                                                          June 26, 1998                       June 27, 1997
                                                     -------------------------            ----------------------
           Manufacturing backlog                     $                   2,702            $                1,980

           Testing service backlog                                       2,202                             2,339

           Distribution backlog                                          1,732                             1,543
                                                     -------------------------            ----------------------
                                                     $                   6,636            $                5,862
                                                     =========================            ======================

Based upon past experience, the Company does not anticipate any significant cancellations. The purchase orders for equipment call for delivery within the next 12 months. Testing services backlog is scheduled to be performed within the next year. The Company does not anticipate any difficulties in meeting delivery schedules.


MANUFACTURING AND SUPPLY
------------------------

The Company's products are designed by its engineers and are assembled and tested at its facilities in San Fernando and Campbell, California, Singapore and Ireland. All parts and certain components are purchased from outside sources for assembly by the Company.

Trio-Tech uses Fluorinert, a special indicator fluid sold by the 3M Company, in its gross leak equipment, and Krypton 85, sold by Amersham, in its Tracer-Flo. The Company has not experienced any difficulty in obtaining Fluorinert or Krypton 85 to date. There can be no assurance that the Trio-Tech will not experience difficulties or delays in obtaining Fluorinert or Krypton 85 in the future. The Company plans to discontinue the Tracer Flo product line in December 1998 and will have no requirement for Krypton 85 gas after that time.


COMPETITION
-----------

The semiconductor equipment industry is highly competitive. The principal competitive factors in the industry are product performance, reliability, service and technical support, product improvements, price, established relationships with customers and product familiarity. The Company has competitors for its various products. However, the Company believes its products compete favorably with respect to each of these factors in the markets in which it operates. There can be no assurance that competition will not increase or that the Company's technological advantages may not be reduced or lost as a result of technological advances by competitors or changes in semiconductor processing technology.

There are numerous testing laboratories in the areas in which the Company operates that perform a range of testing services similar to those offered by the Company. Since the Company has sold and will continue to sell its products to competing laboratories and other test products are available from other manufacturers, the Company's competitors can offer the same testing capabilities. This equipment is also available to semiconductor manufacturers and users who might otherwise use outside testing laboratories, including the Company, to perform environmental testing. The existence of competing laboratories and the purchase of testing equipment by semiconductor manufacturers and users are potential threats to the Company's future revenues and earnings from testing.


PATENTS
-------

Trio-Tech holds a United States Patent granted in 1987 in relation to its pressurization humidity testing equipment. The Company also holds a United States Patent granted in 1994 on certain aspects of its Artic temperature test systems. In 1996 Trio-Tech filed United States and European patent applications for certain aspects of its new Artic temperature chucks which are currently pending.


GOVERNMENT REGULATION
---------------------

The Tracer-Flo process uses Krypton 85, an inert radioactive gas, the supply and handling of which are subject to regulation by the United States Nuclear Regulatory Commission (NRC) and the California Department of Health Physics.
The Company must, therefore, train the Tracer-Flo operators, which are licensed by the State of California, and must maintain records and control its supplies of Krypton 85. The California agency conducts periodic site inspections, and the NRC monitors interstate shipments and can inspect the Company's shipping records. No security clearance is required to handle the gas, which has a low level of radioactivity. This product line has experienced declining sales for several years. The Company has decided to discontinue this product line in December 1998 and has already notified its customers.


EMPLOYEES
---------

As of June 26, 1998, the Company had 43 employees in the United States, 202 in Singapore, 221 in Malaysia, 114 in Bangkok, and 19 in Ireland for a total of
599. None of the Company's employees is represented by a labor union.

ITEM 2 - PROPERTIES
-------------------

The following table sets forth information as to the location and general character of the principal manufacturing and testing facilities of the Registrant:

                                                                                                              Owned (O)
                                                                                   Approx.                  or Leased (L)
                                                                                   Sq. Ft.                   Expiration
              Location                             Principal Use                   Occupied                     Date
------------------------------------       ---------------------------       -----------------       -----------------------

355 Parkside Dr.                              Headquarters/                             21,000          (L) Jan. 1999
San Fernando, CA 9l340                        Manufacturing/
                                              Testing

1190 Dell Avenue, Unit L                      Manufacturing                              6,000          (L) month to
Campbell, Ca 95008                                                                                      month

Abbey Road                                    Testing/Manufac-                          18,400          (O) *1
Deansgrange Co.                               turing
Dublin, Ireland

No. 5, Kian Teck Road                         Manufacturing                             30,000          (L) *2
Jurong Town, Singapore

1004, Toa Payoh North,                        Testing                                    6,833          (L) month to
HEX 07-01/07,                                                                                           month
Singapore

Plot 1A, Phase 1                              Testing                                   49,924          (L) Aug. 2030
Bayan Lepas Free
Trade Zone
11900 Penang

Lot No. 6. Lorong                             Testing                                   23,000          (L) June 1999
Enggang 37 Ulu Kelang
Ampang Industrial Area.
Ulu Kelang, Selangor,
Kuala Lumpur

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


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

On December 8, 1997, the Company's Shareholders approved the Company's 1998 Stock Option Plan. The vote was 1,929,036 shares in favor, 20,850 shares against, 1,500 shares abstaining and 11,276 broker nonvotes. The purpose of the 1998 Stock Option Plan is to enable the Company to attract and retain top-quality employees, officers, directors and consultants and to provide them with an incentive to enhance stockholder return

On December 8, 1997, the Company's Shareholders approved the Directors Stock Option Plan (the "Directors Plan). The vote was 1,933,711 shares in favor, 16,175 shares against, 1,500 shares abstaining and 11,276 broker nonvotes. The purpose of the Directors Plan is to give appropriate compensation to the Directors of the Company.

                                    PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK
---------------------------------------------

The Registrant's common stock is traded on the Nasdaq Small Cap Market under the symbol "TRTC". The following table sets forth, for the periods indicated, the range of high and low sales prices of Trio-Tech International's Common Stock as quoted by Nasdaq. These prices do not include retail mark-ups, markdowns or commissions:

                      Quarter Ended                      High                      Low
         -------------------------------             -------------             -------------
             Fiscal 1997
         -------------------------------
                     September 27, 1996                       5.75                      3.75
                     December 27, 1996                        6.50                      5.25
                     March 28, 1997                           7.88                      6.00
                     June 27, 1997                            8.13                      7.38

             Fiscal 1998
         -------------------------------
                     September 26, 1997                       8.83                      4.92
                     December 26, 1997                       11.67                      4.13
                     March 27, 1998                           6.50                      4.41
                     June 26, 1998                            5.25                      4.00
         -------------------------------
              Fiscal 1999
         -------------------------------
                     June 29  to
                     September 10, 1998                       4.63                      2.75


The Registrant's common stock is held by approximately 625 shareholders of record as of August 26, 1998. 1,273,404 shares are held by Cede and Co., a clearinghouse that holds stock certificates in "street" name for an unknown number of shareholders.

The Company has not declared any cash dividends on its common stock. Any future determinations as to cash dividends will depend upon the earnings and financial position of the Company at that time and such other factors as the Board of Directors may deem appropriate. It is anticipated that no dividends will be paid to holders of common stock in the foreseeable future.

ITEM 6 - SELECTED FINANCIAL DATA
(In thousands except per share data)


                                   June 26,          June 27,          June 28,        June 30,           June 24,
                                     1998              1997              1996            1995               1994
                                -----------         ----------         ----------      ----------        ----------
Statement of Operations

Net sales                        $   21,852        $   21,548        $   23,185        $   19,488        $   15,165

Income from Operations                  969             3,057             2,712             1,547             1,204

Net Income                              831             1,002               806               570             2,040

Net income per share:
Basic:
      Before Extraordinary items       0.34              0.54              0.45              0.31              0.17
      Extraordinary items                                                                                      1.01
                                 ----------         ----------       ----------        ----------        ----------
Net income per share             $     0.34        $      0.54       $     0.45        $     0.33        $     1.18
                                 ==========        ===========       ==========        ==========         =========

Weighted average common
    shares outstanding (Basic)    2,413,000          1,850,000        1,793,000         1,743,000         1,728,000

Balance Sheet

Current assets                    $  14,036        $   13,843        $  11,760         $   6,848         $   5,525
Current liabilities                   7,439             7,039            8,169             5,159             5,014
Working capital                       6,597             6,804            3,591             1,689               511

Total assets                         19,331            18,528           17,416            12,646            11,298

Long-term debt and
    capitalized leases                  426               723              688               597               939
Shareholders' equity              $   8,763        $    6,463        $   5,207         $   4,419         $   3,626

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

Year Ended June 26, 1998 ("1998") Compared to Year Ended June 27, 1997 ("1997")
-------------------------------------------------------------------------------

Net sales increased by $304,000 or 1.4% from $21,548,000 in 1997 to $21,852,000 in 1998 despite the general slowdown in the semiconductor industry and the poor economic conditions in Southeast Asia. Net sales for the Far East operations decreased $2,105,000 or 11.7% from $17,999,000 in 1997 to $15,894,000 in 1998 due mainly to lower testing volume in Malaysia and Singapore.

Cost of sales increased $1,460,000 or 13.3% from $12,718,000 in 1997 to $14,178,000 in 1998. As a percentage of sales, it increased 5.9% from 59.0% in 1997 to 64.9% in 1998. This decline is primarily due to a shift in relative sales from high margin test services to lower margin equipment sales.

Interest expense increased in 1998, from $110,000 in 1997 to $168,000 in 1998. This is a result of increased interest rates.

Other income has increased significantly from $460,000 in 1997 to $504,000 in 1998 primarily due to interest income earned on certificates of deposit and service income earned by providing administrative services to a customer in Thailand.

Net income decreased by $171,000 or 17.1% from $1,002,000 in 1997 to $831,000 in
1998 due mainly to lower testing volume in Malaysia. Minority interest profit allocation was significantly less in 1998 versus 1997 due to a decrease in profits of the 55% owned Trio-Tech Malaysia.


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

Liquidity and Capital Resources
-------------------------------

The Company's working capital decreased slightly from $6,804,000 as of June 27, 1997 to $6,597,000 as of June 26, 1998 due to capital expenditures of $1,648,000 and an unrealized currency translation loss of $2,164,000, reflecting a currency devaluation in Southeast Asia relative to the U.S. Dollar, offset in part by proceeds of $3,351,000 from a private placement of common stock and warrants.

The Company's subsidiary, TTI Pte, has a secured credit agreement with a bank which provides for a total line of credit of $3,125,000. The agreement contains certain debt covenants including maintaining a minimum net worth of $2,400,000 at TTI Pte. Borrowings under the line were $481,000 and nil at the end of fiscal 1998 and 1997, respectively. The interest rate on borrowings is at the bank's prime rate (8.25% at June 26, 1998) plus 1.25%. Borrowings under this agreement are collateralized by substantially all of TTI Pte's assets. This line of credit expires March 1999.

The Company's subsidiary, TTM has a secured credit agreement with a bank which provides for a total line of credit of $132,000. At June 26, 1998, there were no borrowings outstanding. The line of credit bears interest at the bank's reference rate (12.3% at June 26, 1998) plus 2.75%. This line of credit expires May 1999.

The Company's subsidiary, TTBK, has a line of credit which provides for borrowings of approximately $48,000. Interest on the line is at the bank's reference rate (15.75% at June 26, 1998) plus 1.0%. There were no borrowings against this line as of June 26, 1998. This line of credit does not have an expiration date.

The Company's subsidiary, TT Ireland, has a credit agreement which provides for a mortgage loan of $400,000 Borrowings under the line amounted to $294,000 as of June 26, 1998. Interest is at the bank's prime rate (6.7% at June 26, 1998) plus 3.5%.

The Company obtained a revolving line of credit of $150,000 from a bank bearing interest at 1.8% above the bank's reference rate (9.75% at June 26, 1998). Borrowings under the line amounted to $150,000 as of June 26, 1998. This line of credit expires February 1999.

Year 2000 Compliance issue
--------------------------

The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a 2-digit year is commonly referred to as the "Year 2000 Compliance" issue. As the year 2000 approaches, such systems may be unable to accurately process certain date-based information. The Company has reviewed all significant internal applications and is in the process of considering and implementing modifications necessary to ensure Year 2000 compliance.

In addition, the Company is in the process of communicating with others with whom it does significant business, to determine their Year 2000 Compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 Compliance. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

The total cost to the Company of these Year 2000 Compliance activities has not been and is not anticipated to be material to its financial position or to its results of operations. These costs and the date on which the Company plans to complete the Year 2000 Compliance modification and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.

Economic conditions in Southeast Asia
--------------------------------------

The Company's operations, balance sheet and cash flows have been affected by recent economic instability in portions of Southeast Asia, which accounted for approximately 73% of the Company's net sales in the year ended June 1998 and 83% for each of the years ending June 1997 and 1996. A recent currency devaluation in Thailand and continuing currency weaknesses in Thailand, Malaysia and Singapore have required downward accounting adjustments in the U.S. dollar value of net assets located in those countries. Unsettled economic conditions in those countries and elsewhere have had some effect on orders by semiconductor companies for Trio-Tech's testing services. Although the Company has continued to manage its operations profitably, extended economic instability could adversely affect the Company's financial condition, results of operations or cash flows. See note 1 about restricted currencies.

Forward-Looking Statements
--------------------------

The discussions of the Company's business and activities set forth in this report and in other past and future reports and announcements by the Company may contain forward-looking statements and assumptions regarding future activities and results of operations of the Company. In light of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company hereby identifies the following factors which could cause actual results to differ materially from those reflected in any forward-looking statement made by or on behalf of the Company: market acceptance of Company products and services; changing business conditions or technologies in the semiconductor industry, which could affect demand for the Company's products and services; the impact of competition; problems with technology; product development schedules; delivery schedules; changes in military or commercial testing specifications which could affect the market for the Company's products and services; difficulties in profitability integrating acquired businesses, if any, into the Company; risks associated with conducting business internationally and especially in Southeast Asia, including currency fluctuations and devaluations, currency restrictions, local laws and restrictions and possible social, political and economic instability; general and economic conditions; and other economic, financial and regulatory factors beyond the Company's control.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

The information called for by this item is included in the Company's consolidated financial statements beginning on page 20 of this Annual Report on Form 10-K.

ITEM 9 - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-------------------------------------------------------------

None

                                    PART III

The information required by Part III is hereby incorporated by reference from the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 1998.

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

(b)      REPORTS ON FORM 8-K:

          The Company did not file any reports on form 8-K during the quarter ended June 26, 1998.

(c)  EXHIBITS:

Number                    Description                      Page Number
------                    -----------                      -----------

3.1   Articles of Incorporation, as currently in effect.
      [Previously filed as Exhibit 3.1 to the Annual
      Report on Form 10-K for June 24, 1988.]                _______

3.2   Bylaws, as currently in effect.  [Previously filed
      as Exhibit 3.2 to the Annual Report on Form 10-K
      for June 24, 1988.]                                    _______

10.1  Trio-Tech Stock Option Plan.  [Previously filed
      as Exhibit 10.1 to the Registration Statement
      on Form S-8 (No. 2-87606).]                            _______

Number                    Description                      Page Number
------                    -----------                      -----------

10.2  Real Estate Lease, dated September 29, 1987,
      between Stierlin Industrial Center and Registrant.
      [Previously filed as Exhibit 10.5 to the
      Registration Statement on Form S-1 (No. 2-87606).]     _______

10.3  Tenancy of Flatted Factory Unit, dated December 2,
      1982, between Jurong Town Corporation and
      Registrant.  [Previously filed as Exhibit 10.8
      to the Registration Statement on Form S-1
      (No. 2-87606).]                                        _______

10.4  Tenancy of Flatted Factory Unit, dated September 10,
      1982, between Jurong Town Corporation and
      Registrant.  [Previously filed as Exhibit 10.9
      to the Registration Statement on Form S-1
      (No. 2-8766).]                                         _______

10.5  Real Estate Lease, dated December 15, 1986,
      between San Fernando Associates and Registrant.
      [Previously filed as Exhibit 10.17 to the Annual
      Report on Form 10-K for June 28, 1987.]                _______

10.6  Deferred Compensation Agreement, dated March 1,
      1986, between the Company and A. Charles Wilson.
      [Previously filed as Exhibit 10.16 to the Annual
      Report on Form 10-K for June 24, 1988.]                _______

10.7  Deferred Compensation Agreement, dated March 1,
      1986, between the Company and John C. Guy.
      [Previously filed as Exhibit 10.17 to the Annual
      Report on Form 10-K for June 24, 1988.]                _______

10.9  Credit Facility Letter dated November 2, 1993,
      between Trio-Tech International Pte. Ltd. and
      Standard Chartered Bank.                               -------

10.10  1998 Stock Option Plan.  [Previously filed
       as Exhibit 1  to the Company's proxy statement filed
       under regulation 14A on October 27, 1997].             _______

10.11 Directors Stock Option Plan. [Previously filed as Exhibit 2 to the Company's proxy statement filed under regulation 14A on October 27, 1997].

22.1 Subsidiaries of the Registrant (100% owned by the Registrant except as otherwise stated):

       Trio-Tech International Pte. Ltd., a Singapore
       Corporation

       Trio-Tech Test Services Pte. Ltd., a Singapore
       Corporation

       Trio-Tech Reliability Services, a California
       Corporation

       Express Test Corporation, A California Corporation

       European Electronic Test Center, Ltd., A Cayman Islands
       Corporation

Number                    Description                      Page Number
------                    -----------                      -----------

       Trio-Tech Malaysia, a Malaysia Corporation
       (55% owned by the Registrant)

       Trio-Tech Kualala Lumpur, a Malaysia Corporation
       (100% owned by Trio-Tech Malaysia)

       Trio-Tech Bangkok, a Thailand Corporation

       Prestal Enterprise Sdn Bhd, a Malaysia Corporation
       (73% owned by the Registrant)

       KTS Incorporated, doing business as Universal Systems, a California Corporation

27.1   Financial Data Schedule

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             TRIO-TECH INTERNATIONAL


                              By: /s/ Victor H.M. Ting
                                  --------------------
                                  Victor H.M. Ting
                                  Vice President and
                                  Chief Financial Officer
                                  Date: September 24, 1998


Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               /s/ A. Charles Wilson                      September 24, 1998
               -------------------------------
               A. Charles Wilson, Director
               Chairman of the Board


               /s/ S. W. Yong                             September 24, 1998
               -------------------------------
               S. W. Yong, Director
               President and Chief Executive
               Officer


               /s/ Victor H.M. Ting                       September 24, 1998
               -------------------------------
               Victor H.M. Ting
               Vice President, Chief Financial Officer
               and Principal Accounting Officer


               /s/ Jason T. Adelman                       September 24, 1998
               -------------------------------
               Jason T. Adelman, Director


               /s/ Frank S. Gavin                         September 24, 1998
               -------------------------------
               Frank S. Gavin, Director


               /s/ Richard C. Horowitz                    September 24, 1998
               -------------------------------
               Richard C. Horowitz, Director


               /s/ F.D. (Chuck) Rogers                    September 24, 1998
               -------------------------------
               F.D. (Chuck) Rogers, Director


               /s/ William L. Slover                      September 24, 1998
               -------------------------------
               William L. Slover, Director

INDEPENDENT AUDITORS' REPORT


Board of Directors
Trio-Tech International
San Fernando, California:

We have audited the accompanying consolidated balance sheets of Trio-Tech International and subsidiaries (the Company) as of June 26, 1998 and June 27, 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended June 26, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Trio-Tech International and subsidiaries as of June 26, 1998 and June 27, 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 26, 1998 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP

/s/  DELOITTE & TOUCHE LLP

Los Angeles, California
September 4, 1998


TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------------------------------------------------------

                                                                                    June 26,                     June 27,
ASSETS                                                       Notes                   1998                          1997
                                                           ---------          ------------------            ------------------

CURRENT ASSETS:
     Cash                                                                   $     3,305,000                 $       868,000
     Cash deposits                                                                3,947,000                       7,104,000
     Trade accounts receivable, less
        allowance for doubtful
        accounts of $468,000 in
        1998 and $404,000 in 1997                                                 4,124,000                       3,646,000


     Other receivables                                                              299,000                         161,000
     Inventories                                              2                   2,056,000                       1,784,000
     Prepaid expenses and other
        current assets                                                              305,000                         280,000
                                                                            ---------------                 ---------------
           Total current assets                               5,7                14,036,000                      13,843,000

PROPERTY AND EQUIPMENT, Net                                   3,5,7               4,669,000                       4,421,000

OTHER ASSETS                                                  4                     626,000                         264,000
                                                                            ---------------                 --------------
TOTAL ASSETS                                                                $    19,331,000                 $    18,528,000
                                                                            ===============                 ===============

CURRENT LIABILITIES:
     Lines of credit                                          5             $       631,000                 $       150,000
     Accounts payable                                                             2,126,000                       1,121,000
     Accrued expenses                                         6                   3,804,000                       3,605,000
     Income taxes payable                                                           690,000                       1,965,000
     Current portion of long-term debt
        and capitalized leases                                7,9                   188,000                         198,000
                                                                            ---------------                 --------------
           Total current liabilities                                              7,439,000                       7,039,000
                                                                            ---------------                 ---------------
LONG-TERM DEBT AND
CAPITALIZED
     LEASES, net of current portion                           7,9                   426,000                         723,000
                                                                            ---------------                 --------------
DEFERRED INCOME TAXES                                         8                     581,000                         776,000
                                                                            ---------------                 --------------
MINORITY INTEREST                                                                 2,122,000                       3,527,000
                                                                            ---------------                 --------------
COMMITMENTS AND CONTINGENCIES                                 9
SHAREHOLDERS' EQUITY:                                         10
   Common stock; authorized,
     15,000,000 shares; issued and
     outstanding, 2,747,586 shares
     (1998) and 1,936,596 shares
     (1997) stated at                                                             8,708,000                       5,075,000
Retained earnings (accumulated deficit)                                             497,000                        (334,000)
   Cumulative currency translation                                                 (442,000)                      1,722,000
                                                                            ---------------                 --------------
                Total shareholders' equity                                        8,763,000                       6,463,000
                                                                            ---------------                 --------------
TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY                                                   $    19,331,000                 $    18,528,000
                                                                            ===============                 ===============

                                 See notes to consolidated financial statements.



TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
------------------------------------------------------------------------------------------------------------------------------------


                                                                                            Year Ended
                                                                --------------------------------------------------------------
                                                                  June 26,                  June 27,                  June 28,
                                              Notes                  1998                      1997                      1996
                                              -----             ---------                ----------                   --------

NET SALES                                      12            $  21,852,000             $  21,548,000             $  23,185,000
COST OF SALES                                                   14,178,000                12,718,000                14,665,000
                                                             -------------             -------------             -------------
GROSS PROFIT                                                     7,674,000                 8,830,000                 8,520,000

OPERATING EXPENSES:
      General and administrative                                 4,853,000                 3,780,000                 4,506,000
      Selling                                                    1,852,000                 1,993,000                 1,302,000
                                                             -------------             -------------             -------------
                       Total                                     6,705,000                 5,773,000                 5,808,000
                                                             -------------             -------------             -------------

INCOME FROM OPERATIONS                         12                  969,000                 3,057,000                 2,712,000

OTHER INCOME (EXPENSE)
      Interest expense                         5,7                (168,000)                 (110,000)                 (141,000)
      Other income                                                 504,000                   460,000                   287,000
                                                             -------------             -------------             -------------
                       Total                                       336,000                   350,000                   146,000
                                                             -------------             -------------             -------------
INCOME BEFORE INCOME TAXES
      AND MINORITY INTEREST                                      1,305,000                 3,407,000                 2,858,000

INCOME TAXES                                    8                  455,000                 1,264,000                 1,109,000
                                                             -------------             -------------             -------------

INCOME BEFORE MINORITY
      INTEREST                                                     850,000                 2,143,000                 1,749,000

MINORITY INTEREST                                                  (19,000)               (1,141,000)                 (943,000)
                                                             -------------             -------------             -------------

NET INCOME                                                   $     831,000             $   1,002,000             $     806,000
                                                             =============             =============             =============
EARNINGS PER SHARE:
      Basic                                                  $        0.34             $        0.54             $        0.45
                                                             =============             =============             =============

      Diluted                                                $        0.33             $        0.51             $        0.42
                                                             =============             =============             =============

WEIGHTED AVERAGE NUMBER
   OF COMMON AND COMMON
   POTENTIAL SHARES
   OUTSTANDING
      Basic                                                      2,413,000                 1,850,000                 1,793,000
      Diluted                                                    2,485,000                 1,961,000                 1,929,000


                                 See notes to consolidated financial statements.


TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
------------------------------------------------------------------------------------------------------------------------------------


                                                 Common Stock
                                         ---------------------------------                             Cumulative
                                                 Number of                    Retained Earnings         Currency
                                                  Shares        Amount      (Accumulated Deficit)     Translation        Total
                                        -------------------  ------------  ----------------------  -----------------  -------------

    Balance, June 30, 1995                      1,771,503   $   4,822,000       $  (2,142,000)      $  1,739,000     $  4,419,000

    Net income                                                                        806,000                             806,000

    Repurchase of common stock                       (668)         (2,000)                                                 (2,000)

    Exercise of stock options (Note 10)            37,871          58,000                                                  58,000


    Foreign currency translation adjustment                                                              (74,000)         (74,000)

                                                ---------   -------------       -------------       ------------     ------------
    Balance, June 28, 1996                      1,808,706   $   4,878,000       $  (1,336,000)      $  1,665,000     $  5,207,000

    Net income                                                                      1,002,000                           1,002,000

    Retirement of common stock                       (360)                                                                      0

    Exercise of stock options (Note 10)           128,250         197,000                                                 197,000


    Foreign currency translation adjustment                                                               57,000           57,000

                                                ---------   -------------       -------------       ------------     ------------
    Balance, June 27, 1997                      1,936,596   $   5,075,000       $    (334,000)      $  1,722,000     $  6,463,000

    Net income                                                                        831,000                             831,000

    Issuance of common stock                      723,216       3,488,000                                               3,488,000

    Exercise of stock options (Note 10)            87,774         145,000                                                 145,000

    Foreign currency translation adjustment                                                           (2,164,000)      (2,164,000)
                                                ---------   -------------       -------------       ------------     ------------
    Balance, June 26, 1998                      2,747,586   $   8,708,000       $     497,000       $   (442,000)    $  8,763,000
                                                =========   =============       =============       ============     ============



                                 See notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

-----------------------------------------------------------------------------------------------------------
                                                                                 Year Ended
                                                                -------------------------------------------
                                                                  June 26,        June 27,        June 28,
                                                                    1998            1997            1996
                                                                -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                    $   831,000     $ 1,002,000     $   806,000
  Adjustments to reconcile net income to
    net cash provided by operations:
      Depreciation and amortization                                 944,000       1,359,000       1,561,000
      (Gain)/loss on sale of property and equipment                 (10,000)         67,000          82,000
      Changes in assets and liabilities:
        Accounts receivable                                        (344,000)      1,106,000        (654,000)
        Notes and other receivables                                (114,000)         18,000           7,000
        Inventories                                                (224,000)       (363,000)       (245,000)
        Prepaid expenses and other current assets                   (21,000)       (144,000)        (38,000)
        Other assets                                               (428,000)         14,000         136,000
        Accounts payable and accrued expenses                       (58,000)       (772,000)      2,861,000
        Deferred income taxes                                      (195,000)          5,000         (99,000)
                                                                -----------     -----------     -----------
          Net cash provided by operating activities                 331,000       2,292,000       4,417,000
                                                                -----------     -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Certificates of deposit                                         3,157,000      (3,990,000)     (2,561,000)
  Capital expenditures                                           (2,574,000)       (926,000)     (1,821,000)
  Minority interest                                                (109,000)        991,000       1,014,000
  Proceeds from sale of property and equipment                      104,000         131,000         256,000
                                                                -----------     -----------     -----------
          Net cash provided by investing activities                 578,000      (3,794,000)     (3,112,000)
                                                                -----------     -----------     -----------
 CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on lines of credit                                                     (120,000)        (99,000)
   Borrowings under lines of credit                                 501,000          25,000         125,000
   Principal payments of long-term obligations                     (327,000)       (461,000)       (379,000)
   Proceeds from long-term obligations                                              213,000         492,000
   Issuance of common stock                                       3,669,000         197,000          58,000
   Repurchase of common stock                                       (36,000)                         (2,000)
                                                                -----------     -----------     -----------
          Net cash provided by (used in) financing activities     3,807,000        (146,000)        195,000
                                                                -----------     -----------     -----------
EFFECT OF EXCHANGE RATE ON CASH                                  (2,279,000)        402,000         (60,000)
NET INCREASE/(DECREASE) IN CASH                                   2,437,000      (1,246,000)      1,440,000
CASH, BEGINNING OF PERIOD                                           868,000       2,114,000         674,000
                                                                -----------     -----------     -----------
CASH, END OF PERIOD                                             $ 3,305,000     $   868,000     $ 2,114,000
                                                                ===========     ===========     ===========

                                                                       continued

                                 See notes to consolidated financial statements.


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest                                                    $   254,000     $   117,000     $   144,000
    Income taxes                                                $ 1,190,000     $   845,000     $   225,000

The fair value of the net assets acquired in connection with the purchase of Universal Systems (see Note 1) is summarized as follows:


    Net assets                                                  $   500,000
    Acquisition costs                                                24,000
                                                                -----------
    Purchase price                                              $   524,000
                                                                ===========


                                 See notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 26, 1998 JUNE 27, 1997 AND JUNE 28, 1996
--------------------------------------------------------------------------------


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Principles of Consolidation - Trio-Tech International and subsidiaries (the "Company" or "TTI") is a designer and manufacturer of equipment used to test the structural integrity of semiconductor devices that must meet high-reliability specifications. The Company also owns and operates testing facilities that perform structural and electronic testing of semiconductor devices and acts as a distributor of electronic testing equipment in Singapore and other Southeast Asian countries. The consolidated financial statements include the accounts of the Company and its principal subsidiaries: Trio-Tech International Pte Ltd (TTI Pte), Trio-Tech Test Services Pte Ltd (TTTS Pte), Express Test, European Electronic Test Centre
    (EETC), Trio-Tech Bangkok (TTBk), Trio-Tech Malaysia (TTM) (a 55% owned subsidiary of TTI Pte), Prestal Enterprise Sdn Bhd (PESB) (a 73% owned
    subsidiary of TTI Pte) and Universal Systems.   All material intercompany
    transactions, profits and balances have been eliminated.

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

    Cash and Cash Deposits - Cash and cash deposits consists of bank balances and amounts invested in interest earning instruments having a maturity of 12 months or less. Approximately $3,000,000 of cash is held in the Company's 55% owned Malaysian subsidiary. $1,300,000 of this cash is denominated in the currency of Malaysia. On September 1, 1998, the government of Malaysia announced its intention to limit the movement of certain cash balances denominated in Malaysian currency.

    Inventories- Inventories are stated at the lower of cost, using the first-in, first-out (FIFO) method, or market.

    Property and Equipment - Property and equipment and capitalized leases are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided over the estimated useful lives of the assets or the terms of the leases, whichever are shorter, using the straight-line method. Estimated useful lives range from 3 to 45 years. Capital grants from the Industrial Development Authority in Ireland are accounted for when claimed by reducing the cost of the related assets. The grants are amortized over the depreciable lives of those assets.

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

    73% of the Company's revenues are earned in Singapore, Malaysia and Thailand. These countries have been significantly affected, and will continue to be affected, by currency volatility in the Southeast Asia Region.

    Other Assets - The excess of cost over net assets acquired is included in other assets and is being amortized over 5-10 years. The Company reviews the carrying value of all intangible assets on a regular basis, and if future cash flows are believed insufficient to recover the remaining carrying value of an intangible asset, the carrying value is written down in the period the impairment is identified to its estimated fair value.

    Taxes on Income - Deferred taxes are computed annually for differences between the financial statement basis and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

    Retained earnings - It is the intention of the Company to reinvest earnings of its foreign subsidiaries in the operations of those subsidiaries. Accordingly, no provision has been made for U.S. income and foreign withholding taxes which would result if such earnings were repatriated. The amount of earnings retained in foreign subsidiaries is $6,231,000 at June 26, 1998.

    Research and Development Costs - The Company incurred research and development costs of $158,000 in 1998, $18,782 in 1997 and $46,000 in 1996
    which were charged to cost of sales as incurred.

    Purchase of Universal Systems - In November 1997, The Company purchased Universal Systems, a manufacturer of wet-process stations in Campbell, California. Universal was purchased for $524,000 which consisted of cash of $250,000, common stock of $250,000 and acquisition expenses of $24,000.

    Stock Based Compensation - In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards
    (SFAS) No. 123, Accounting for Stock-Based Compensation. The Company has determined that it will not change to the fair value method and will continue to use Accounting Principles Board Opinion No. 25 for measurement and recognition of employee stock-based transactions.

    Earnings per Share - The Company adopted the Statement of Financial Accounting Standards No. 128 ("SFAS"), "Earnings per Share". SFAS 128 replaces the presentation of primary and fully diluted earnings per share ("EPS") with a presentation of basic EPS based upon the weighted-average number of common shares and also requires dual presentation of basic and diluted EPS for companies with "complex capital structures". EPS for the current and prior periods has been presented in conformity with the provisions of SFAS 128. The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted EPS for the years presented herein:

                                                                        June 26,             June 27,             June 28,
                                                                          1998                 1997                 1996
                                                                  -----------------    -----------------    -----------------
            Net income used to compute basic
              and diluted earnings per share                         $      831,000       $    1,002,000       $      806,000
                                                                  -----------------    -----------------    -----------------

            Weighted average number of common
              shares outstanding - basic                                  2,413,000            1,850,000            1,793,000

            Dilutive effect of stock options and warrants                    71,000              111,000              136,000
                                                                  -----------------    -----------------    -----------------
            Number of shares used to compute
              primary earnings per share - diluted                        2,484,000            1,961,000            1,929,000
                                                                  =================    =================    =================

    New Accounting Pronouncements - In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. The Company anticipates adopting this standard for fiscal 1999. The Company is unable to determine whether the adoption will have a material impact on the financial position or results of operations of the Company.

    In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company adopted this pronouncement for the year ended June 26, 1998.

    Reclassification - Certain reclassifications have been made to the previous year's financial statements to conform to current year presentation.

    Fair Values of Financial Instruments - The carrying value of trade accounts receivable, inventories, trade accounts payable and accrued expenses approximate the fair value due to their short-term maturities. The carrying value of the Company's lines of credit are considered to approximate their fair value because the interest rates are based on variable reference rates. The amount of long-term debt is not significant.

    Concentration of credit risk - Financial instruments that subject the Company to credit risk consists primarily of accounts receivables. Concentration of credit risk with respect to accounts receivable is generally diversified due to the number of entities composing the Company's customer base and their geographic dispersion. The Company had one major customer which accounted for 16% of the Company's sales during fiscal year 1998; this customer represented 9% of accounts receivable at June 26, 1998. Two major customers which accounted for 13% and 22% of the Company's sales during fiscal year 1997 and represented 10% and 23% of accounts receivable at June 27, 1997. Two customers accounted for 14% and 20% of sales during fiscal year 1996 and represented 7% and 16% of accounts receivable at June 28, 1996.. The Company has no significant concentration of credit risks other than discussed above and performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses. The allowance for doubtful accounts is composed of:

                                                       June 26,                    June 27,                    June 28,
                                                        1998                        1997                        1996
                                                ------------------          ------------------          ------------------
              Beginning                            $       404,000             $       177,000             $        10,000
              Additions charged to
               cost and expenses                             90,000                     376,000                     178,000
              Actual write-offs                             (26,000)                   (149,000)                    (11,000)
                                                 ------------------          ------------------          ------------------
              Ending                               $        468,000             $       404,000             $       177,000
                                                 ==================          ==================          ==================

2.  INVENTORIES

    Inventories consist of the following:

                                                      June 26,                   June 27,
                                                        1998                       1997
                                                ------------------         ------------------
              Raw materials                        $       905,000            $       551,000
              Work in progress                             696,000                    526,000
              Finished goods                               455,000                    707,000
                                                ------------------         ------------------
                                                   $     2,056,000            $     1,784,000
                                                ==================         ==================

3.  PROPERTY AND EQUIPMENT

    Property and equipment consist of the following:

                                                                                June 26,                        June 27,
                                                                                  1998                            1997
                                                                           ------------------              ------------------
              Building and improvements                                     $     1,806,000                 $     2,308,000
              Leasehold improvements                                                928,000                       1,020,000
              Machinery and equipment                                             9,525,000                      10,084,000
              Furniture and fixtures                                              1,713,000                       1,853,000
              Equipment under capital leases                                        797,000                       1,328,000
                                                                         ------------------              ------------------
                                                                                 14,769,000                      16,593,000

              Less:
                 Accumulated depreciation and amortization                        9,427,000                      11,080,000
                 Accumulated amortization on
                  equipment under capital leases                                    673,000                       1,092,000
                                                                         ------------------              ------------------
                 Net property and equipment                                 $     4,669,000                 $     4,421,000
                                                                         ==================              ==================

4.  OTHER ASSETS
    Other assets consist of the following:

                                                                         June 26,                  June 27,
                                                                           1998                      1997
                                                                    ------------------        ------------------
               Cost in excess of net assets
                 acquired, net of accumulated
                 amortization of $526,000 (1998)
                 and $459,000 (1997)                                   $       611,000           $       178,000
              Other                                                             15,000                    86,000
                                                                    ------------------        ------------------
              Total                                                    $       626,000           $       264,000
                                                                    ==================        ==================

5.  LINES OF CREDIT

    The Company's subsidiary, TTI Pte, has a secured credit agreement with a bank which provides for a total line of credit of $3,125,000. The agreement contains certain debt covenants including maintaining a minimum net worth of $2,400,000 at TTI Pte. Borrowings under the line were $481,000 and nil at the end of fiscal 1998 and 1997, respectively. The interest rate on borrowings is at the bank's prime rate (8.25% at June 26, 1998) plus 1.25%. Borrowings under this agreement are collateralized by substantially all of TTI Pte's assets. This line of credit expires in March 1999.

    The Company's subsidiary, TTM has a secured credit agreement with a bank which provides for a total line of credit of $132,000. At June 26, 1998 and June 27, 1997, there were no borrowings outstanding. The line of credit bears interest at the bank's reference rate (12.3% at June 26, 1998) plus 2.75%. This line of credit expires in May 1999.

    The Company's subsidiary, TTBK, has a line of credit which provides for borrowings of approximately $48,000. Interest on the line is at the bank's reference rate (15.75% at June 26, 1998) plus 1.0%. There were no borrowings against this line as of June 26, 1998. This line of credit does not have an expiration date.

    The Company obtained a revolving line of credit of $150,000 from a bank bearing interest at 1.8% above the bank's reference rate (9.75% at June 26, 1998). Borrowings under the line amounted to $150,000 as of June 26, 1998 and June 27, 1997. This line of credit expires in February 1999.

6.  ACCRUED EXPENSES

    Accrued expenses consist of the following:

                                                                         June 26,                        June 27,
                                                                           1998                            1997
                                                                    ------------------              ------------------
              Payroll and related                                      $     1,280,000                 $     1,655,000
              Other                                                          2,524,000                       1,950,000
                                                                    ------------------              ------------------
              Total                                                    $     3,804,000                 $     3,605,000
                                                                    ==================              ==================

7.  LONG-TERM DEBT AND CAPITALIZED LEASES

    Long-term debt and capitalized leases consist of the following:

                                                                                              June 26,                   June 27,
                                                                                                1998                       1997
                                                                                          ---------------            ---------------

              Capitalized lease obligations, due in
                 various installments through 1998 bearing
                 interest at approximately 8.0% and 9.75%,
                 collateralized by leased assets (see Note 9)                            $       197,000            $       289,000

              Mortgage loan, due in monthly
                 installments through 2001, bearing
                 interest at 9.9%.                                                               294,000                    338,000

              Mortgage loan, due in monthly
                 installments through 1998, bearing interest
                 at 1.0% above bank reference rate (15.75% at
                 June 26, 1998), collateralized by land and building
                 in TTBk.                                                                        123,000                    254,000

              Note payable to officer and shareholder, bearing
                 interest at 10%, due January 1, 1998, unsecured.                                                            40,000
                                                                                      ------------------         ------------------
                                                                                                 614,000                    921,000
                             Less current portion                                                188,000                    198,000
                                                                                      ------------------         ------------------
                                                                                         $       426,000            $       723,000
                                                                                      ==================         ==================

    Maturities of long-term debt as of June 26, 1998 are as follows (exclusive of capital lease obligations):

              Fiscal
               Year
           ----------
                 1999                                                          $       103,000
                 2000                                                                  134,000
                 2001                                                                  140,000
                 2002                                                                   40,000
                                                                               ---------------
                                                                               $       417,000
                                                                                ==============

8.  TAXES ON INCOME

    The provision for income taxes consists of the following:

                                                                              Year Ended
                                                ----------------------------------------------------------------
                                                        June 26,               June 27,                June 28,
                                                          1998                   1997                    1996
                                                -----------------      -----------------       -----------------
            Current:
               Domestic                            $       24,000         $     (157,000)         $        1,000
               Foreign                                    235,000              1,426,000               1,009,000
                                                -----------------      -----------------       -----------------
                                                          259,000              1,269,000               1,010,000
                                                -----------------      -----------------       -----------------

            Deferred:
               Domestic                                   -                      -                       -
               Foreign                                   196,000                 (5,000)                 99,000
                                                -----------------      -----------------       -----------------
                                                   $      455,000         $    1,264,000          $    1,109,000
                                                =================      =================       =================

The pre-tax income (loss) before minority interest related to domestic and foreign operations is as follows:

                                                                              Year Ended
                                                   -------------------------------------------------------------
                                                       June 26,                June 27,                June 28,
                                                         1998                    1997                    1996
                                                   -------------          -----------------       --------------
            Domestic                              $      (18,000)         $     (137,000)         $      380,000
            Foreign                                    1,323,000               3,544,000               2,478,000
                                               -----------------       -----------------       -----------------
                                                  $    1,305,000          $    3,407,000          $    2,858,000
                                               =================       =================       =================

The reconciliation between the U.S. federal statutory tax rate and the effective income tax rate is as follows:

                                                                                         Year Ended
                                                         ----------------------------------------------------------------------
                                                              June 26,                 June 27,                 June 28,
                                                               1998                     1997                     1996
                                                         --------------------     --------------------     --------------------

         Statutory federal tax rate                                  35%                     35%                     35%
         Foreign income taxed at lower rates                       (11)%                   (24)%                   (22)%
         Deferred income tax asset valuation allowance                8%                     26%                     26%
         Other                                                        3%
                                                         --------------------     --------------------     --------------------
         Effective rate                                              35%                     37%                     39%
                                                         ====================     ====================     ====================

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

The components of deferred income tax assets (liabilities) are as follows:

                                                                         June 26,                   June 27,
                                                                          1998                       1997
                                                                --------------------       --------------------
     Deferred income tax assets:
        Net operating loss carry forward                          $       1,245,000          $       1,087,000
        Provision for local tax                                             189,000                    153,000
        Provision for bad debts                                             181,000                    100,000
        Reserve for obsolescence                                             42,000                     82,000
        Other                                                                28,000                     58,000
                                                                --------------------       --------------------
        Total deferred income tax assets                                  1,685,000                  1,480,000

     Deferred income tax liabilities:
        Depreciation                                                       (315,000)                  (367,000)
        Other                                                              (265,000)                  (409,000)
                                                                --------------------       --------------------
        Total income tax liabilities                                       (580,000)                  (776,000)
                                                                --------------------       --------------------
          Subtotal                                                         1,105,000                    704,000
     Valuation allowance                                                 (1,685,000)                (1,480,000)
                                                                --------------------       --------------------
     Net deferred income tax liability                            $        (581,000)         $        (776,000)
                                                                ====================       ====================


    At June 26, 1998 the Company has net operating loss carryforwards of approximately $2,870,000 available to offset future U.S. federal taxes, which expire as follows: $2,434,000 in 2005 and $436,000 in 2006.

9.  COMMITMENTS AND CONTINGENCIES

    The Company leases certain of its facilities and equipment under long-term agreements expiring at various dates through 2030. Certain of these leases require the Company to pay real estate taxes and insurance and provide for escalation of lease costs based on certain indices. Future minimum payments under capital leases and noncancellable operating leases as of June 26, 1998 are as follows:

                                                             Capital                           Rental
                            Fiscal Year                      Leases                          Commitment
                           -------------              --------------------              --------------------
                                 1999                 $          85,000                 $         344,000
                                 2000                            92,000                           220,000
                                 2001                            20,000                           104,000
                                 2002                                                              56,000
                                 2003                                                              56,000
                                 Thereafter                                                     2,082,000
                                                   --------------------              --------------------
                                 Total minimum
                                  lease payments      $         197,000                 $       2,862,000
                                                   ====================              ====================

    Total rental expense on all operating leases, both cancelable and noncancelable, amounted to $407,000 in 1998, $371,000 in 1997 and $768,000 in 1996. Total rental income under sublease was $70,000 in 1998, $138,000 in 1997 and $232,000 in 1996.

    On August 24, 1995, the Company was named in a civil action brought against 106 defendants alleging that they may have caused or contributed to soil and groundwater contamination that required the plaintiff to pay $3,750,000 to the Federal Environmental Protection Agency to settle. The Company has not
    yet had the opportunity to investigate the allegations.    In the opinion of
    management, based on its present information, this matter should not have a material impact on the Company's consolidated financial statements.

10. STOCK OPTIONS

   The Company has three stock option plans under which officers, directors and employees are eligible to receive options to purchase shares of the Company's common stock. One of these plans, adopted in 1988, has been terminated except for outstanding options, which are still exercisable, to purchase an aggregate of 188,000 shares. Additionally, the Board of Directors issues non-qualified options at their discretion at a price not less than fair market value at the date of grant.

   On December 8, 1997, the Company's shareholders approved the Company's 1998 Stock Option Plan (the 1998 Plan) under which employees, officers, directors and consultants receive options to purchase the Company's common stock at a price that is not less than 100 percent of the fair market value at the date of grant. There are 300,000 shares authorized for grant under the 1998 Stock Option Plan.

   On December 8, 1997, the Company's shareholders approved the Directors Stock Option Plan (the "Directors Plan") under which duly elected non-employee Directors and the President (if he or she is a director of the Company) of the Company (currently seven individuals) receive options to purchase the Company's common stock at a price of 85% of the fair market value of the underlying shares on the date of grant. The shares are nonqualified and there are 150,000 shares authorized for grant under the Directors Plan.

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

                                                                Year Ended                           Year Ended
                                                               June 26, 1998                       June 27, 1997
                                                            -----------------                    -----------------
            Net Income:
                As Reported                               $            831,000                    $       1,002,000
                Pro forma                                 $            (25,000)                   $         440,000

            Basic earnings per Share:
                As Reported                               $               0.34                    $            0.51
                Pro forma                                 $             (0.01)                    $            0.23

   The fair value of the options granted during fiscal 1998 is $7.19 on the date of grant using the Black Scholes option-pricing model with the assumptions listed below.

                                                                  Year Ended                           Year Ended
                                                                 June 26, 1998                        June 27, 1997
                                                              -----------------                    -----------------
            Volatility                                                    49.3%                                41.7%
            Risk free interest rate                                  5.36-5.69%                                 6.1%
            Expected life (years)                                          3.9                                  2.1


             The following tables summarize information concerning outstanding and exercisable options at June 26, 1998 and June 27, 1997.

                                                  Year Ended June 27, 1997
----------------------------------------------------------------------------------------------------------------------------
                        Options and Warrants Outstanding                                   Options and Warrants Exercisable
--------------------------------------------------------------------------        ------------------------------------------
               Number           Weighted Average               Weighted                  Number                  Weighted
             Outstanding            Remaining                  Average                Exercisable                Average
            June 26, 1998       Contractual Life            Exercise Price           June 26, 1998            Exercise Price
         ----------------    --------------------    ---------------------        -----------------    ---------------------
                   18,750                    0.45       $             1.60                   18,750       $             1.60
                   20,625                    1.45                     2.17                   20,625                     2.17
                   36,375                    2.32                     3.00                   27,281                     3.00
                   22,500                    2.32                     3.67                   11,250                     3.67
                    1,313                    2.32                     3.00                      984                     3.00
                    5,625                    3.47                     3.67                    2,813                     3.67
                   30,000                    3.58                     4.67                   30,000                     4.67
                   22,500                    3.58                     5.67                   22,500                     5.67
                   30,000                    4.27                     5.34                   30,000                     5.34
                   45,000                    4.27                     7.70                   45,000                     7.70
                   50,000                    4.35                     7.70                   12,500                     7.70
                  349,600                    4.36                     7.00                  349,600                     7.00
                    5,000                    4.45                     7.00                    1,250                     7.00
         ----------------    --------------------        -----------------        -----------------        -----------------
                  637,288                    3.91       $             6.17                  572,553       $             6.18
         ================    ====================        =================        =================        =================

Included in the total option and warrants outstanding at June 26, 1998 were 444,600 warrants issued in fiscal 1998 which permit purchase of common stock at an average price of $7.15.

   The following table summarizes the stock option activity for the three years ended June 26, 1998:

                                                                                                 Number of
                                                  Stock Options                                   Shares
         ------------------------------------------------------------------------------      -------------
            Balance at June 30, 1995 (weighted average price of $2.38 per share)                   295,791
               Granted at a weighted average price of $4.50 per share                               45,750
               Exercised at a weighted average price of $1.52 per share                           (37,871)
               Canceled at a weighted average price of $1.52 per share                             (1,875)

            Balance at June 28, 1996 (weighted average price of $1.78 per share)                   301,796
               Granted at a weighted average price of $5.50 per share                               28,500
               Exercised at a weighted average price of $2.30 per share                          (128,250)
               Canceled at a weighted average price of $1.52 per share                             (9,084)

            Balance at June 27, 1997 (weighted average price of $2.06 per share)                   192,962
               Granted at a weighted average price of $7.19 per share                               87,500
               Exercised at a weighted average price of $1.66 per share                           (87,774)
               Canceled at a weighted average price of $0.00 per share                                   0
                                                                                             -------------
            Balance at June 26, 1998 (weighted average price of $4.77 per share)                   192,688
                                                                                             =============
                                                                                             -------------
            Options exercisable at June 26, 1998                                                   139,553
                                                                                             =============

11. SHAREHOLDERS' EQUITY

    In July 1997, the Board of Directors approved a three-for-two stock split. The date of distribution was October 7, 1997. All figures presented in these financial statements give effect to this stock split.

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

                                                           1998                   1997                   1996
                                                  -------------------    -------------------    -------------------
            Revenues:
               Manufacturing                         $      6,335,000       $      6,334,000       $      6,069,000
               Testing                                      8,437,000             12,004,000             12,756,000
               Distribution                                 7,080,000              3,210,000              4,360,000
                                                   ------------------     ------------------    -------------------
                  Total revenues                     $     21,852,000       $     21,548,000       $     23,185,000
                                                   ==================     ==================    ===================


Operating profit:
  Manufacturing                               $  (443,000)    $  (881,000)    $  (367,000)
  Testing                                         712,000       3,772,000       3,238,000
  Distribution                                    643,000          20,000        (363,000)
                                              -----------     -----------     -----------
    Total operating profit                        912,000       2,911,000       2,508,000
                                              -----------     -----------     -----------
  Corporate income (expenses)                      57,000         146,000         204,000
                                              -----------     -----------     -----------
    Total operating profit                    $   969,000     $ 3,057,000     $ 2,712,000
                                              ===========     ===========     ===========

Depreciation and amortization:
  Manufacturing                               $   237,000     $   263,000     $   206,000
  Testing                                         579,000       1,074,000       1,316,000
  Distribution                                     62,000          22,000          39,000
                                              -----------     -----------     -----------
    Total depreciation and amortization       $   878,000     $ 1,359,000     $ 1,561,000
                                              ===========     ===========     ===========

Capital expenditures:
  Manufacturing                               $   804,000     $   469,000     $   234,000
  Testing                                       1,741,000         452,000       1,050,000
  Distribution                                     29,000           5,000         537,000
                                              -----------     -----------     -----------
    Total capital expenditures                $ 2,574,000     $   926,000     $ 1,821,000
                                              ===========     ===========     ===========

Identifiable assets:
  Manufacturing                               $ 7,345,000     $ 4,027,000     $ 3,650,000
  Testing                                       6,589,000      10,667,000       9,562,000
  Distribution                                  5,171,000       3,818,000       4,145,000
  Corporate                                       226,000          16,000          59,000
                                              -----------     -----------     -----------
    Total assets                              $19,331,000     $18,528,000     $17,416,000
                                              ===========     ===========     ===========


Net sales into regions:
  United States                               $ 4,408,000     $ 2,624,000     $ 2,671,000
  Southeast Asia                               15,894,000      17,999,000      19,333,000
  Ireland                                       1,550,000         925,000       1,181,000
                                              -----------     -----------     -----------
    Total net sales                           $21,852,000     $21,548,000     $23,185,000
                                              ===========     ===========     ===========

Operating (loss) profit:
  United States                               $    35,000     $  (151,000)    $   176,000
  Southeast Asia                                  891,000       3,077,000       2,311,000
  Ireland                                         (14,000)        (15,000)         21,000
                                              -----------     -----------     -----------
    Total operating profit                        912,000       2,911,000       2,508,000
                                              -----------     -----------     -----------
  Corporate income (expenses)                      57,000         146,000         204,000
                                              -----------     -----------     -----------
    Total operating profit                    $   969,000     $ 3,057,000     $ 2,712,000
                                              ===========     ===========     ===========

Assets:
  United States                               $ 5,926,000     $ 1,855,000     $ 2,143,000
  Southeast Asia                               12,545,000      15,951,000      14,422,000
  Ireland                                         860,000         722,000         851,000
                                              -----------     -----------     -----------
    Total assets                              $19,331,000     $18,528,000     $17,416,000
                                              ===========     ===========     ===========

     The Company exports a portion of its equipment. Export sales by geographic area are as follows:

                                                June 26,        June 27,        June 28,
                                                  1998            1997            1996
                                              -----------     -----------     -----------
            Southeast Asia                    $   836,000     $ 1,179,000     $   957,000
            Europe                                558,000         153,000         646,000
            All others                            175,000         108,000         157,000
                                              -----------     -----------     -----------
                                              $ 1,569,000     $ 1,440,000     $ 1,760,000
                                              ===========     ===========     ===========


 13.      QUARTERLY FINANCIAL DATA (UNAUDITED)

          The Company's summarized quarterly financial data are as follows:

Year ended June 27, 1997                                 SEP. 27,           DEC. 27,           MAR. 28,           JUN. 27,
                                                    ----------------    ---------------     --------------   --------------
Revenues                                             $      5,616        $     5,419         $    5,031       $      5,482
Expenses                                                    4,647              4,692              4,348              4,454
                                                    ----------------    ---------------     --------------   --------------
Income before income taxes and
        Minority interest                                     969                727                683              1,028
Income taxes                                                  421                251                228                364
                                                    ----------------    ---------------     --------------   --------------
Income before minority interest                               548                476                455                664
Minority interest                                            (379)              (274)              (157)              (331)
                                                    ----------------    ---------------     --------------   --------------
Net income                                           $        169        $       202         $      298       $        333
                                                    ================    ===============     ==============   ==============

Net income per share:
Basic                                                $       0.09        $      0.11         $     0.16       $       0.18
                                                    ================    ===============     ==============   ==============

Fully diluted                                        $       0.09       $       0.10       $       0.15       $       0.17
                                                    ================    ===============     ==============   ==============



Year ended June 27, 1997                                 SEP. 26,           DEC. 26,           MAR. 27,           JUN. 26,
                                                    ----------------    ---------------     --------------   --------------
Revenues                                             $      5,095        $     4,811         $    5,558       $      6,388
Expenses                                                    4,674              4,572              5,330              5,970
                                                    ----------------    ---------------     --------------   --------------

Income before income taxes and
        Minority interest                                     421                239                228                418
Income taxes                                                  162                 95                149                 49
                                                    ----------------    ---------------     --------------   --------------
Income before minority interest                               259                144                 79                369
Minority interest                                             (48)                37                127               (136)
                                                    ----------------    ---------------     --------------   --------------
Net income                                           $        211        $       181         $      206       $        233
                                                    ================    ===============     ==============   ==============

Net income per share:
Basic                                                $       0.11       $       0.08       $       0.08       $       0.08
                                                    ================    ===============     ==============   ==============

Fully diluted                                        $       0.10       $       0.08       $       0.08       $       0.08
                                                    ================    ===============     ==============   ==============