Form 10-K/A
period 1998-06-26
TRIO TECH INTERNATIONAL
filed 1998-11-03
CIK 732026

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

                             TRIO-TECH INTERNATIONAL


                              By: /s/ Victor H.M. Ting
                                  --------------------
                                  Victor H.M. Ting
                                  Vice President and
                                  Chief Financial Officer
                                  Date: November 3, 1998


Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               /s/ A. Charles Wilson                      November 3, 1998
               -------------------------------
               A. Charles Wilson, Director
               Chairman of the Board


               /s/ S. W. Yong                             November 3, 1998
               -------------------------------
               S. W. Yong, Director
               President and Chief Executive
               Officer


               /s/ Victor H.M. Ting                       November 3, 1998
               -------------------------------
               Victor H.M. Ting
               Vice President, Chief Financial Officer
               and Principal Accounting Officer


               /s/ Jason T. Adelman                       November 3, 1998
               -------------------------------
               Jason T. Adelman, Director


               /s/ Frank S. Gavin                         November 3, 1998
               -------------------------------
               Frank S. Gavin, Director


               /s/ Richard C. Horowitz                    November 3, 1998
               -------------------------------
               Richard C. Horowitz, Director


               /s/ F.D. (Chuck) Rogers                    November 3, 1998
               -------------------------------
               F.D. (Chuck) Rogers, Director


               /s/ William L. Slover                      November 3, 1998
               -------------------------------
               William L. Slover, Director

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

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

-----------------------------------------------------------------------------------------------------------
                                                                                 Year Ended
                                                                -------------------------------------------
                                                                  June 26,        June 27,        June 28,
                                                                    1998            1997            1996
                                                                -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                    $   831,000     $ 1,002,000     $   806,000
  Adjustments to reconcile net income to
    net cash provided by operations:
      Depreciation and amortization                                 944,000       1,359,000       1,561,000
      (Gain)/loss on sale of property and equipment                 (10,000)         67,000          82,000
      Changes in assets and liabilities:
        Accounts receivable                                        (394,000)      1,106,000        (654,000)
        Notes and other receivables                                (114,000)         18,000           7,000
        Inventories                                                (224,000)       (363,000)       (245,000)
        Prepaid expenses and other current assets                   (21,000)       (144,000)        (38,000)
        Other assets                                               (428,000)         14,000         136,000
        Accounts payable and accrued expenses                       (58,000)       (772,000)      2,861,000
        Deferred income taxes                                      (195,000)          5,000         (99,000)
                                                                -----------     -----------     -----------
          Net cash provided by operating activities                 331,000       2,292,000       4,417,000
                                                                -----------     -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Certificates of deposit                                         3,157,000      (3,990,000)     (2,561,000)
  Capital expenditures                                           (2,574,000)       (926,000)     (1,821,000)
  Minority interest                                                (109,000)        991,000       1,014,000
  Proceeds from sale of property and equipment                      104,000         131,000         256,000
                                                                -----------     -----------     -----------
          Net cash provided by investing activities                 578,000      (3,794,000)     (3,112,000)
                                                                -----------     -----------     -----------
 CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on lines of credit                                                     (120,000)        (99,000)
   Borrowings under lines of credit                                 501,000          25,000         125,000
   Principal payments of long-term obligations                     (327,000)       (461,000)       (379,000)
   Proceeds from long-term obligations                                              213,000         492,000
   Issuance of common stock                                       3,669,000         197,000          58,000
   Repurchase of common stock                                       (36,000)                         (2,000)
                                                                -----------     -----------     -----------
          Net cash provided by (used in) financing activities     3,807,000        (146,000)        195,000
                                                                -----------     -----------     -----------
EFFECT OF EXCHANGE RATE ON CASH                                  (2,279,000)        402,000         (60,000)
NET INCREASE/(DECREASE) IN CASH                                   2,437,000      (1,246,000)      1,440,000
CASH, BEGINNING OF PERIOD                                           868,000       2,114,000         674,000
                                                                -----------     -----------     -----------
CASH, END OF PERIOD                                             $ 3,305,000     $   868,000     $ 2,114,000
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