Form 10-Q
period 1998-09-25
TRIO TECH INTERNATIONAL
filed 1998-11-09
CIK 732026

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            ----------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 25, 1998

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


Number of shares of common stock outstanding as of October 24, 1998 is 2,738,685

================================================================================

                            TRIO-TECH INTERNATIONAL

 INDEX TO CONSOLIDATED FINANCIAL INFORMATION, OTHER INFORMATION AND SIGNATURE


                                                                                                                              PAGE
                                                                                                                              ----
PART I.         FINANCIAL INFORMATION.....................................................................................      3
 Item 1.        Consolidated Financial Statements.........................................................................      3
                Condensed Consolidated Balance Sheets as of September 25, 1998 and June 26, 1998..........................      3
                Condensed Consolidated Statements of Income for the Three Months Ended September 25, 1998
                  and September 26, 1997...................................................................................     4
                Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 25, 1998
                  and September 26, 1997...................................................................................     5
                Notes to Condensed Consolidated Financial Statements.......................................................     6

 Item  2.       Management's Discussion and Analysis of Financial Condition and Results of Operations......................     8

PART II.        OTHER INFORMATION..........................................................................................    10
 Item 1.        Legal Proceedings..........................................................................................    10
                Changes in Securities......................................................................................    10
                Defaults upon Senior Securities............................................................................    10
                Submission of Matters to Vote of Security Holders..........................................................    10
                Other Information..........................................................................................    10
                Exhibits and Reports on Form 8-K...........................................................................    10

SIGNATURE       ...........................................................................................................    10

                            TRIO-TECH INTERNATIONAL

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                             SEPT. 25,             JUN. 26,
                                                                                                1998               1998 (a)
                                                                                           --------------       --------------
                          ASSETS
CURRENT ASSETS
    Cash                                                                                         $ 3,205              $ 3,234
    Cash deposits                                                                                  3,724                3,947
    Accounts receivable - net                                                                      3,935                4,124
    Notes and other receivables                                                                      317                  370
    Inventories                                                                                    2,106                2,056
    Prepaid expenses and other current assets                                                        389                  305
                                                                                                 -------              -------
        Total current assets                                                                      13,676               14,036
                                                                                                 -------              -------

PROPERTY, EQUIPMENT AND CAPITALIZED LEASES, net                                                    5,435                4,669
OTHER ASSETS                                                                                         604                  626
                                                                                                 -------              -------
TOTAL ASSETS                                                                                     $19,715              $19,331
                                                                                                 =======              =======

             LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Notes payable                                                                                $   150              $   631
    Accounts payable                                                                               2,317                2,126
    Accrued expenses                                                                               3,980                3,804
    Income taxes payable                                                                             707                  690
    Current portion of long-term debt and capitalized leases                                         242                  188
                                                                                                 -------              -------
        Total current liabilities                                                                  7,396                7,439
                                                                                                 -------              -------

LONG-TERM DEBT AND CAPITALIZED LEASES,
    net of current portion                                                                           485                  426
DEFERRED TAXES                                                                                       586                  581
MINORITY INTEREST                                                                                  2,245                2,122
                                                                                                 -------              -------
TOTAL LIABILITIES                                                                                 10,712               10,568
                                                                                                 -------              -------

SHAREHOLDERS' EQUITY:
    Common stock; authorized, 15,000,000 shares; issued and
        outstanding, 2,744,185 shares at September 25, 1998,
        and 2,755,285 shares at June 26, 1998                                                      8,669                8,708
    Retained earnings                                                                                598                  497
    Cumulative currency translation                                                                 (264)                (442)
                                                                                                 -------              -------
        Total shareholders' equity                                                                 9,003                8,763
                                                                                                 -------              -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                       $19,715              $19,331
                                                                                                 =======              =======

(a) DERIVED FROM AUDITED CONSOLIDATED FINANCIAL STATEMENTS INCLUDED IN THE FORM 10K FOR THE FISCAL YEAR ENDED JUNE 26, 1998. SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            TRIO-TECH INTERNATIONAL

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

                 (IN THOUSANDS, EXCEPT EARNINGS PER SHARE DATA)

                                                                                                       THREE  MONTHS  ENDED
                                                                                         ------------------------------------------
                                                                                               SEPT. 25,              SEPT. 26,
                                                                                                  1998                  1997
                                                                                          --------------------   -------------------

NET SALES                                                                                         $5,186                $5,095
COST OF SALES                                                                                      3,584                 3,314
                                                                                                  ------                ------
    GROSS PROFIT                                                                                   1,602                 1,781
                                                                                                  ------                ------

OPERATING EXPENSES
    Selling, general and administrative expenses                                                   1,481                 1,449
                                                                                                  ------                ------
INCOME FROM OPERATIONS                                                                               122                   332
                                                                                                  ------                ------

OTHER INCOME (EXPENSE)
    Interest expense                                                                                 (52)                  (24)
    Other income                                                                                     102                   113
                                                                                                  ------                ------
        Total                                                                                         50                    89
                                                                                                  ------                ------

INCOME BEFORE INCOME TAXES AND                                                                       171                   421
MINORITY INTEREST
INCOME TAXES                                                                                          80                   162
                                                                                                  ------                ------

INCOME BEFORE MINORITY INTEREST                                                                       91                   259

MINORITY INTEREST                                                                                    (10)                   48
                                                                                                  ------                ------

NET INCOME                                                                                        $  101                $  211
                                                                                                  ======                ======

EARNINGS PER SHARE:

Basic                                                                                             $ 0.04                $ 0.11
Diluted                                                                                           $ 0.04                $ 0.10

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING

Basic                                                                                              2,754                 1,937
Diluted                                                                                            2,769                 2,046

           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            TRIO-TECH INTERNATIONAL

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                 (IN THOUSANDS, EXCEPT EARNINGS PER SHARE DATA)

                                                                                                  THREE MONTHS  ENDED
                                                                                       -----------------------------------------
                                                                                            SEPT.25,              SEPT. 26,
                                                                                              1998                  1997
                                                                                       -------------------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                                     $  101                 $ 211
    Adjustments to reconcile net income to
      Net cash provided by operations:
    Depreciation and amortization                                                                     265                   294
    Loss on disposal of property and equipment                                                         78                     0
    Changes in assets and liabilities:
        Accounts receivable, net                                                                      189                   387
        Notes and other receivables                                                                    53                  (529)
        Inventories                                                                                   (50)                  156
        Prepaid expenses and other current assets                                                     (84)                  (93)
        Other assets                                                                                   (1)                   87
        Accounts payable and accrued expenses                                                         384                  (327)
        Deferred income taxes                                                                           5                   (53)
                                                                                                   ------                 -----
              Net cash  (used in) provided by operating activities                                    940                   133
                                                                                                   ------                 -----

CASH FLOWS FROM INVESTING ACTIVITIES:
    Certificates of deposit                                                                           223                   559
    Capital expenditures                                                                             (898)                 (484)
    Minority interest                                                                                 (35)                   30
                                                                                                   ------                 -----
              Net cash provided by (used in) investing activities                                    (710)                  105
                                                                                                   ------                 -----

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on lines of credit                                                                      (481)                    0
    Borrowings under lines of credit                                                                    0                   100
    Proceeds from long-term obligations and capitalized leases                                        143                     0
    Repayment of long-term obligations and capitalized leases                                         (30)                 (118)
    Repurchase of common stock                                                                        (39)                    0
                                                                                                   ------                 -----
              Net cash provided by (used in) financing activities                                    (407)                  (18)
                                                                                                   ------                 -----

EFFECT OF EXCHANGE RATE ON CASH                                                                       148                  (485)


NET  INCREASE (DECREASE) IN CASH                                                                      (29)                 (265)
CASH, BEGINNING OF THE PERIOD                                                                       3,234                   868
                                                                                                   ------                 -----
CASH , END OF THE PERIOD                                                                           $3,205                 $ 603
                                                                                                   ======                 =====


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest                                                                                           $   12                 $  24
Income taxes                                                                                       $  121                 $   0

           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                 TRIO-TECH INTERNATIONAL

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

The interim condensed consolidated financial statements as of September 25, 1998 and as of September 26, 1997, respectively, and for the three-months ended September 25, 1998 and as of September 26, 1997, respectively, are unaudited.
In management's opinion, unaudited consolidated financial statements include all adjustments necessary, consisting of normal recurring accruals, for a fair presentation of such information. Certain reclassifications of prior year amounts have been made to conform to the current year financial statement presentation.

The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report for fiscal year ended June 26, 1998.

The consolidated results of operations for the three-month periods ending September 25, 1998 and September 26, 1997, are not necessarily indicative of the results expected for a full year.

NOTE 2.      INVENTORIES

The composition of inventories is as follows (in thousands):

                                          SEPT. 25        JUNE, 26
                                            1998            1998
                                      --------------   -------------
Raw materials                              $  805          $  905
Work in process                               745             696
Finished goods                                556             455
                                           ------          ------
                                           $2,106          $2,056
                                           ======          ======


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

                                               QUARTER ENDED
                                 SEPT. 25, 1998              SEPT. 26, 1997
                                ---------------              --------------
Net Income (Loss):
(in thousands)
   As Reported                      $  101                     $  211
   Pro forma                       ($    3)                     ($313)


Earnings (Loss) per Share:
   As Reported                      $  0.04                    $  0.11
   Pro forma                        $  0.00                   ($  0.15)


   Using the Black Scholes option-pricing model with the assumptions listed below.


                                            QUARTER ENDED
                              Sept. 25, 1998               SEPT. 26, 1997
                              ---------------              --------------
   Volatility                  49.45%                        40.50%
   Expected Life (years)        3.74                          2.00
   Discount rate                5.36%                         6.10%

NOTE 5.  EARNINGS PER SHARE

The Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS"), "Earnings per Share". SFAS 128 replaces the presentation of primary and fully diluted earnings per share ("EPS") with a presentation of basic EPS based upon the weighted-average number of common shares and also requires dual presentation of basic and diluted EPS for companies with "complex capital structures". EPS for the current and prior period has been presented in conformity with the provisions of SFAS 128. The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted EPS for the periods presented herein:

                                                                         Sept. 25,            Sept. 26,
                                                                           1998                 1997
                                                                     -----------------    -----------------
     Net income used to compute basic
       and diluted earnings per share                                $      101,000       $      211,000
                                                                     --------------       --------------

     Weighted average number of common
       shares outstanding - basic                                         2,754,000            1,937,000

     Dilutive effect of stock options and warrants                           15,000              110,000

     Number of shares used to compute
                                                                     --------------       --------------
       diluted earnings per share                                         2,769,000            2,047,000
                                                                     ==============       ==============

The following options and warrants were outstanding during the quarter ended September 25, 1998 but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares:

                                 TYPE         SHARES       PRICE           EXPIRATION
                             ------------   -----------   --------   ----------------------
                             Warrants            22,500      $5.67   January 22, 2002
                             Warrants            30,000      $4.67   January 22, 2002
                             Options             45,000      $7.70   September 30, 2002
                             Warrants            30,000      $7.70   September 30, 2002
                             Options             50,000      $6.67   November 1, 2002
                             Warrants           349,600      $7.00   November 3, 2002
                             Warrants            69,920      $5.43   November 3, 2002
                             Warrants            34,960      $7.00   November 3, 2002
                             Options              5,000      $6.50   December 7, 2002
                             Options             45,000      $3.69   July 8, 2003
                             Options             14,500      $4.34   July 8, 2003

                            TRIO-TECH INTERNATIONAL

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ECONOMIC CONDITIONS IN SOUTHEAST ASIA

The Company's operations, balance sheet and cash flows have been affected by recent economic instability in portions of Southeast Asia, which accounted for approximately 72% of the Company's net sales in the quarter ended September 25, 1998, 73% for the year ended June 1998 and 83% for the year ending June 1997. A currency devaluation in 1997 in Thailand and currency weaknesses and volatility in Thailand, Malaysia and Singapore required downward accounting adjustments in fiscal 1998 and 1997 in the U.S. dollar value of net assets located in those countries. Unsettled economic conditions in those countries and elsewhere have had some effect on orders by semiconductor companies for Trio-Tech's testing services. Although the Company has continued to manage its operations profitably, extended economic instability could adversely affect the Company's financial condition, results of operations or cash flows.

FORWARD-LOOKING STATEMENTS

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

YEAR 2000 COMPLIANCE ISSUE

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital decreased by $317,000 to $6,280,000 as of September 25, 1998 as compared to June 26, 1998 due to capital expenditures, tax payments and repayment of short term borrowings, offset by an unrealized currency translation gain, due to a currency appreciation in Southeast Asia relative to the U.S. Dollar during the quarter.

The Company's subsidiary, TTI Pte, increased its total line of credit from $655,000 to $3,125,000. There were no borrowings against this line as of September 25, 1998. The interest rate on borrowings is at the bank's prime rate (8.25% at September 25, 1998) plus 1.25%. Borrowings under this agreement are collateralized by substantially all of TTI Pte's assets.

The Company's subsidiary, TTM, has obtained a line of credit from a bank which provides for borrowings of $132,000. There were no borrowings under the line as of September 25, 1998.

The Company's subsidiary, TTBk, has a secured line of credit with a bank which provides for a total line of credit of $48,000. There were no borrowings under the line as of September 25, 1998.

The Company's subsidiary, TT Ireland, has a credit agreement with a bank which provides a term loan of $400,000. Borrowings under these lines amounted to $312,000 as of September 25, 1998. Interest is at the bank's prime rate (6.7% at September 25, 1998) plus 3.5%.

The Company has a revolving line of credit of $150,000 from a bank bearing interest at 1.8% above the bank's reference rate (9.75% at September 25, 1998). Borrowings under the line amounted to $150,000 as of September 25, 1998.

Approximately $3,400,000 of cash is held in the Company's 55% owned Malaysian subsidiary. $1,700,000 of this cash is denominated in the currency of Malaysia. In September 1998 the Malaysian government approved a program to limit the movement of certain cash balances denominated in Malaysian currency.

MATERIAL CHANGES IN FINANCIAL POSITION

  There are no material changes in the financial position.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Gross margin has declined 4.05% for the quarter ended September 25, 1998, as compared to the corresponding quarter in the prior year, in spite of the marginal increases in sales for the three-month period compared to the corresponding period in the prior year. This decline is primarily due to competition as a result of poor economic conditions.

                            TRIO-TECH INTERNATIONAL

                          PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not applicable

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         Not applicable

ITEM 5.  OTHER INFORMATION

         Shareholders who wish to present proposals at the Company's Annual Meeting of Shareholders to be held in 1999 and have proposals set forth in the Proxy Statement and form of proxy for such meeting in accordance with Rule 14a-8 promulgated under the Securities Exchange Act of 1934, as amended, should submit their proposals in writing to the Secretary of the Company at 355 Parkside Drive, San Fernando, California 91340 by no later than July 12, 1999. If a shareholder proposal is otherwise presented at the 1999 Annual Meeting of Shareholders, proxies solicited by the Company for that meeting will confer discretionary authority to vote on any matter so presented at the meeting of which the Company did not have notice prior to September 24, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)   EXHIBITS
                  Exhibit 27  Financial Data Schedule

         (B)   REPORTS ON FORM 8-K
                  The Registrant filed the following reports on Form 8-K with the Securities and Exchange Commission during the first quarter of fiscal 1999:

                  None

                                   SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      TRIO-TECH INTERNATIONAL



                                      By  /s/ A. Charles Wilson
                                        -----------------------------------
                                        A. Charles Wilson
                                        Chairman of the Board of Directors

                                        Dated:  November 6, 1998