Form 10-Q
period 1998-12-25
TRIO TECH INTERNATIONAL
filed 1999-02-09
CIK 732026

================================================================================



                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                             ---------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended December 25, 1998

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


Number of shares of common stock outstanding as of February 2, 1999 is 2,745,935

================================================================================

                           TRIO-TECH  INTERNATIONAL

 INDEX TO CONSOLIDATED FINANCIAL INFORMATION, OTHER INFORMATION AND SIGNATURE


                                                                                                                        Page
                                                                                                                        ----
Part I.     Financial Information........................................................................................ 3
  Item 1.    Consolidated Financial Statements........................................................................... 3
             Condensed Consolidated Balance Sheets as of December 25, 1998 and June 26, 1998............................. 3
             Condensed Consolidated Statements of Income for the Six Months Ended December 25, 1998
            and December 26, 1997........................................................................................ 4
             Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 25, 1998
            and December 26, 1997........................................................................................ 5
             Notes to Condensed Consolidated Financial Statements........................................................ 6

  Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations.................... 8
  Item 3.       Quantitative and Qualitative Disclosures about Market Risk............................................... 9

Part II.        Other Information....................................................................................... 10
  Item 1.       Legal Proceedings....................................................................................... 10
  Item 2.       Changes in Securities and Use of Proceeds............................................................... 10
  Item 3.       Defaults upon Senior Securities......................................................................... 10
  Item 4.       Submission of Matters to a Vote of Security Holders..................................................... 10
  Item 5.       Other Information....................................................................................... 10
  Item 6.       Exhibits and Reports on Form 8-K........................................................................ 10

Signature       ........................................................................................................ 10

                           TRIO-TECH  INTERNATIONAL

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (unaudited)
                                (In  Thousands)

                                                                                            Dec. 25,             Jun. 26,
                                                                                              1998               1998 (a)
                                                                                       ------------------   ------------------
                                               ASSETS
CURRENT ASSETS
    Cash                                                                                         $ 3,299              $ 3,234
    Cash deposits                                                                                  3,321                3,947
    Accounts receivable - net                                                                      3,257                4,124
    Notes and other receivables                                                                      293                  370
    Inventories                                                                                    1,890                2,056
    Prepaid expenses and other current assets                                                        457                  305
                                                                                                 -------              -------
        Total current assets                                                                      12,517               14,036
                                                                                                 -------              -------

PROPERTY, EQUIPMENT AND CAPITALIZED LEASES, net                                                    5,522                4,669
OTHER ASSETS                                                                                         585                  626
                                                                                                 -------              -------
TOTAL ASSETS                                                                                     $18,624              $19,331
                                                                                                 =======              =======

                              LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Notes payable                                                                                $   150              $   631
    Accounts payable                                                                               2,013                2,126
    Accrued expenses                                                                               3,613                3,804
    Income taxes payable                                                                             403                  690
    Current portion of long-term debt and capitalized leases                                         265                  188
                                                                                                 -------              -------
        Total current liabilities                                                                  6,444                7,439
                                                                                                 -------              -------

LONG-TERM DEBT AND CAPITALIZED LEASES,
    net of current portion                                                                           380                  426
DEFERRED TAXES                                                                                       595                  581
MINORITY INTEREST                                                                                  2,268                2,122
                                                                                                 -------              -------
TOTAL LIABILITIES                                                                                  9,687               10,568
                                                                                                 -------              -------

SHAREHOLDERS' EQUITY:
    Common stock; authorized, 15,000,000 shares; issued and
        outstanding, 2,745,935 shares at December 25, 1998,
        and 2,755,285 shares at June 26, 1998                                                      8,666                8,708
    Retained earnings                                                                                627                  497
    Cumulative currency translation                                                                 (356)                (442)
                                                                                                 -------              -------
        Total shareholders' equity                                                                 8,937                8,763
                                                                                                 -------              -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                       $18,624              $19,331
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

                           TRIO-TECH  INTERNATIONAL

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  (unaudited)

                (In Thousands, except Earnings per Share Data)

                                                           SIX  MONTHS  ENDED      THREE  MONTHS  ENDED
                                                          ---------------------   ----------------------
                                                          DEC. 25,    DEC. 26,     DEC. 25,    DEC. 26,
                                                            1998        1997         1998        1997
                                                          ---------   ---------   ----------   ---------

NET SALES                                                  $10,169      $9,906       $4,983      $4,811
COST OF SALES                                                7,124       6,467        3,619       3,153
                                                           -------      ------       ------      ------
    GROSS PROFIT                                             3,045       3,439        1,364       1,658
                                                           -------      ------       ------      ------

OPERATING EXPENSES
    Selling, general and administrative expenses             2,766       2,900        1,285       1,451
                                                           -------      ------       ------      ------
INCOME FROM OPERATIONS                                         279         539           79         207
                                                           -------      ------       ------      ------

OTHER INCOME (EXPENSE)
    Interest expense                                           (97)        (58)         (45)        (34)
    Other income                                               158         179          135          66
                                                           -------      ------       ------      ------
        Total                                                   61         121           90          32
                                                           -------      ------       ------      ------

INCOME BEFORE INCOME TAXES AND                                 340         660          169         239
MINORITY INTEREST

INCOME TAXES                                                   184         257          104          95
                                                           -------      ------       ------      ------

INCOME BEFORE MINORITY INTEREST                                156         403           65         144

MINORITY INTEREST                                               26          11           36         (37)
                                                           -------      ------       ------      ------

NET INCOME                                                 $   130      $  392       $   29      $  181
                                                           =======      ======       ======      ======

EARNINGS PER SHARE:

Basic                                                        $0.04       $0.19        $0.01       $0.08
Diluted                                                      $0.04       $0.18        $0.01       $0.08

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING

Basic                                                        2,748       2,107        2,742       2,277
Diluted                                                      2,761       2,211        2,753       2,413

           See notes to condensed consolidated financial statements.

                           TRIO-TECH  INTERNATIONAL

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (unaudited)

                                (In  Thousands)

                                                                                                  SIX MONTHS  ENDED
                                                                                       ----------------------------------------
                                                                                             DEC.25,              DEC. 26,
                                                                                              1998                  1997
                                                                                       -------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                                    $   130              $   392
    Adjustments to reconcile net income to
      Net cash provided by operations:
    Depreciation and amortization                                                                     559                  508
    Loss on disposal of property and equipment                                                        112                    0
    Changes in assets and liabilities:
        Accounts receivable, net                                                                      867                  370
        Notes and other receivables                                                                    77                 (295)
        Inventories                                                                                   166                 (293)
        Prepaid expenses and other current assets                                                    (152)                (370)
        Other assets                                                                                   (1)                 117
        Accounts payable and accrued expenses                                                        (591)                (404)
        Deferred income taxes                                                                          14                 (128)
                                                                                                  -------              -------
              Net cash  (used in) provided by operating activities                                  1,181                 (103)
                                                                                                  -------              -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Certificates of deposit                                                                           626                 3620
    Capital expenditures                                                                           (1,192)              (1,102)
    Minority interest                                                                                 (42)                (121)
                                                                                                  -------              -------
              Net cash provided by (used in) investing activities                                    (608)               2,397
                                                                                                  -------              -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on lines of credit                                                                      (481)                   0
    Borrowings under lines of credit                                                                    0                   21
    Proceeds from long-term obligations and capitalized leases                                        143                    0
    Repayment of long-term obligations and capitalized leases                                        (112)                (202)
    Repurchase of common stock                                                                        (42)               3,395
                                                                                                  -------              -------
              Net cash provided by (used in) financing activities                                    (492)               3,214
                                                                                                  -------              -------

EFFECT OF EXCHANGE RATE ON CASH                                                                       (16)              (1,243)


NET  INCREASE (DECREASE) IN CASH                                                                       65                4,265
CASH, BEGINNING OF THE PERIOD                                                                       3,234                  868
                                                                                                  -------              -------
CASH , END OF THE PERIOD                                                                          $ 3,299              $ 5,133
                                                                                                  =======              =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest                                                                                          $    35              $    55
Income taxes                                                                                      $   356              $   413

           See notes to condensed consolidated financial statements.

                           TRIO-TECH  INTERNATIONAL

           NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS

NOTE 1.   Basis of Presentation

The interim condensed consolidated financial statements as of December 25, 1998 and as of December 26, 1997, respectively, and for the six-months ended December 25, 1998 and as of December 26, 1997, respectively, are unaudited. In management's opinion, unaudited consolidated financial statements include all adjustments necessary, consisting of normal recurring accruals, for a fair presentation of such information. Certain reclassifications of prior year amounts have been made to conform to the current year financial statement presentation.

The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report for fiscal year ended June 26, 1998.

The consolidated results of operations for the six-month periods ending December 25, 1998 and December 26, 1997, are not necessarily indicative of the results expected for a full year.

NOTE 2.   Inventories

The composition of inventories is as follows (in thousands):

                                             Dec. 25         June, 26
                                               1998            1998
                                          --------------   -------------
     Raw materials                            $  932          $  905
     Work in process                             549             696
     Finished goods                              409             455
                                              ------          ------
                                              $1,890          $2,056
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


                                          Quarter Ended
                             Dec. 25, 1998              Dec. 26, 1997
                            --------------              -------------

Net Income (Loss):
(in thousands)
  As Reported                    $   29                     $ 181
  Pro forma                     ($   52)                   ($ 179)

Earnings (Loss) per Share:
  As Reported                    $ 0.01                     $ 0.08
  Pro forma                     ($ 0.02)                   ($ 0.07)

   Using the Black Scholes option-pricing model with the assumptions listed below.



                                           Quarter Ended
                              Dec. 25, 1998              Dec. 26, 1997
                             --------------              -------------

   Volatility                     41.78%                     50.60%
   Expected Life (years)          3.50                        4.10
   Discount rate                  5.61 %                      6.30%

Note 5.   Earnings per Share

The Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS"), "Earnings per Share". SFAS 128 replaces the presentation of primary and fully diluted earnings per share ("EPS") with a presentation of basic EPS based upon the weighted- average number of common shares and also requires dual presentation of basic and diluted EPS for companies with "complex capital structures". EPS for the current and prior period has been presented in conformity with the provisions of SFAS 128. The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted EPS for the periods presented herein:

                                                                    Dec. 25,             Dec. 26,
                                                                      1998                 1997
                                                            -----------------    -----------------
      Net income used to compute basic
        and diluted earnings per share                        $      130,000       $      392,000
                                                            ----------------     ----------------

       Weighted average number of common
         shares outstanding - basic                                2,748,000            2,107,000

       Dilutive effect of stock options and warrants                  13,000              104,000

                                                            ----------------     ----------------
       Number of shares used to compute
         diluted earnings per share                                2,761,000            2,211,000
                                                            ================     ================

The following options and warrants were outstanding during the quarter ended December 25, 1998 but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares:

                                 Type         Shares       Price           Expiration
                             ------------   -----------   --------   ----------------------
                             Warrants            22,500      $5.67   January 22, 2002
                             Warrants            30,000      $4.67   January 22, 2002
                             Options             45,000      $7.70   September 30, 2002
                             Warrants            30,000      $7.70   September 30, 2002
                             Options             50,000      $6.67   November 1, 2002
                             Warrants           349,600      $7.00   November 3, 2000
                             Warrants            69,920      $5.43   November 3, 2002
                             Warrants            34,960      $7.00   November 3, 2002
                             Options              5,000      $6.50   December 7, 2002
                             Options             45,000      $3.69   July 8, 2003
                             Options             14,500      $4.34   July 8, 2003

                           TRIO-TECH  INTERNATIONAL

                  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
              FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS

Economic Conditions in Southeast Asia

The Company's operations, balance sheet and cash flows have been affected by recent economic instability in portions of Southeast Asia, which accounted for approximately 73% of the Company's net sales for the six months ending December 25, 1998and for the year ended June 1998 and 83% for each of the years ending June 1997 and 1996. A currency devaluation in Thailand and continuing currency weaknesses in Thailand, Malaysia and Singapore have required downward accounting adjustments in the U.S. dollar value of net assets located in those countries. Unsettled economic conditions in those countries and elsewhere have had some effect on orders by semiconductor companies for Trio-Tech's testing services. Although the Companies Southeast Asian consolidated results of operations have been profitable, extended economic instability could adversely affect the Company's financial condition, results of operations or cash flows. On September 1, 1998, the government of Malaysia announced its intention to limit the movement of certain cash balances denominated in Malaysian currency.

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


Liquidity and Capital Resources

The Company's working capital decreased by $524,000 to $6,073,000 as of December 25, 1998 as compared to June 26, 1998 due to capital expenditures, tax payments and repayment of short term borrowings, offset by net income for the period and an unrealized currency translation gain, due to a currency appreciation in Southeast Asia relative to the U.S. Dollar during the quarter.

The Company's subsidiary, TTI Pte, has obtained a line of credit from a bank which provides for a line of credit of $3,125,000. There were no borrowings against this line as of December 25, 1998. The interest rate on borrowings is at the bank's prime rate (6.25% at December 25, 1998) plus 1.25%. Borrowings under this agreement are collateralized by substantially all of TTI Pte's assets.

The Company's subsidiary, TTM, has obtained a line of credit from a bank which provides for borrowings of $132,000. There were no borrowings under the line as of December 25, 1998.

The Company's subsidiary, TTBk, has a secured line of credit with a bank which provides for a total line of credit of $48,000. There were no borrowings under the line as of December 25, 1998.

The Company's subsidiary, TT Ireland, has a credit agreement with a bank which provides a term loan of $400,000. Borrowings under these lines amounted to $312,000 as of December 25, 1998. Interest is at the bank's prime rate (6.7% at December 25, 1998) plus 3.5%.

The Company has a revolving line of credit of $150,000 from a bank bearing interest at 1.8% above the bank's reference rate (9.75% at December 25, 1998). Borrowings under the line amounted to $150,000 as of December 25, 1998.

Approximately $3,300,000 of cash is held in the Company's 55% owned Malaysian subsidiary. $1,700,000 of this cash is denominated in the currency of Malaysia. In September 1998 the Malaysian government approved a program to limit the movement of certain cash balances denominated in Malaysian currency.

Material Changes in Financial Position

     There have not been any material changes in the financial position since the end of the last Fiscal Year End.

Material Changes in Results of Operations

The gross profit margin has declined 7.0% for the quarter ended December 25, 1998, as compared to the corresponding quarter in the prior year, and is primarily due to competition as a result of poor economic conditions and a shift in relative sales from high margin test services to lower margin distribution sales.



                            TRIO-TECH  INTERNATIONAL

        QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET RISK

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

Item 5.  Other Information

         Not applicable

Item 6.  Exhibits and reports on Form 8-K

         (a)  Exhibits
                 Exhibit 27  Financial Data Schedule

         (b)  Reports on Form 8-K
                 The Registrant filed the following reports on Form 8-K with the Securities and Exchange Commission during the first quarter or second quarter of fiscal 1999:

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

                                Dated:  February 8, 1999