Form 10-Q
period 1999-03-26
TRIO TECH INTERNATIONAL
filed 1999-05-10
CIK 732026

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ------------------------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 26, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed with the Commission by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]
No [ ]


  Number of shares of common stock outstanding as of May 6, 1999 is 2,745,635

================================================================================

                           TRIO-TECH    INTERNATIONAL

 INDEX TO CONSOLIDATED FINANCIAL INFORMATION,  OTHER INFORMATION AND SIGNATURE


                                                                                                                          Page
                                                                                                                          ----
Part I.    Financial Information................................................................................            3
  Item 1.  Consolidated Financial Statements....................................................................            3
           Condensed Consolidated Balance Sheets as of March 26, 1999 and June 26, 1998.........................            3
           Condensed Consolidated Statements of Income for the Nine Months Ended March 26, 1999 and March
           27, 1998.............................................................................................            4
           Condensed Consolidated Statements of Cash Flows for the Nine Months Ended Nine Months Ended March 26,
           1999 and March 27, 1998..............................................................................            5
           Notes to Condensed Consolidated Financial Statements.................................................            6

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations................            8
  Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........................................            9

Part II.   Other Information....................................................................................            10
  Item 1.  Legal Proceedings.....................................................................................           10
  Item 2.  Changes in Securities and Use of Proceeds............................................................            10
  Item 3.  Defaults upon Senior Securities......................................................................            10
  Item 4.  Submission of Matters to a Vote of Security Holders..................................................            10
  Item 5.  Other Information.....................................................................................           10
  Item 6.  Exhibits and Reports on Form 8-K.....................................................................            10

Signature  .....................................................................................................            10

                            TRIO-TECH INTERNATIONAL

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (unaudited)
                                (In Thousands)

                                                                                                Mar. 26,          Jun. 26,
                                                                                                   1999           1998 (a)
                                                                                                 -------    -----------------
ASSETS
CURRENT ASSETS
    Cash                                                                                         $ 2,298              $ 3,234
    Cash deposits                                                                                  3,133                3,947
    Accounts receivable - net                                                                      3,709                4,124
    Notes and other receivables                                                                      344                  370
    Inventories                                                                                    2,060                2,056
    Prepaid expenses and other current assets                                                        543                  305
                                                                                                 -------              -------
        Total current assets                                                                      12,087               14,036
                                                                                                 -------              -------

PROPERTY, EQUIPMENT AND CAPITALIZED LEASES, net                                                    5,234                4,669
OTHER ASSETS                                                                                         648                  626
                                                                                                 -------              -------
TOTAL ASSETS                                                                                     $17,969              $19,331
                                                                                                 =======              =======

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Notes payable                                                                                $   158              $   631
    Accounts payable                                                                               2,275                2,126
    Accrued expenses                                                                               2,853                3,804
    Income taxes payable                                                                             341                  690
    Current portion of long-term debt and capitalized leases                                         288                  188
                                                                                                 -------              -------
        Total current liabilities                                                                  5,915                7,439
                                                                                                 -------              -------

LONG-TERM DEBT AND CAPITALIZED LEASES,
    net of current portion                                                                           315                  426
DEFERRED TAXES                                                                                       571                  581
MINORITY INTEREST                                                                                  2,272                2,122
                                                                                                 -------              -------
TOTAL LIABILITIES                                                                                  9,073               10,568
                                                                                                 -------              -------

SHAREHOLDERS' EQUITY:
    Common stock; authorized, 15,000,000 shares; issued and
        outstanding, 2,745,635 shares at March 26, 1999
        and 2,755,285 shares at June 26, 1998                                                      8,665                8,708
    Retained earnings                                                                                645                  497
    Cumulative currency translation                                                                 (414)                (442)
                                                                                                 -------              -------
        Total shareholders' equity                                                                 8,896                8,763
                                                                                                 -------              -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                       $17,969              $19,331
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

                            TRIO-TECH INTERNATIONAL

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  (unaudited)

                (In Thousands, except Earnings per Share Data)

                                                           NINE  MONTHS  ENDED     THREE  MONTHS  ENDED
                                                          ---------------------   ----------------------
                                                          MAR. 26,    MAR. 27,     MAR. 26,    MAR. 27,
                                                              1999        1998         1999        1998
                                                           -------     -------       ------     -------
NET SALES                                                  $15,120     $15,464       $4,950     $ 5,558
COST OF SALES                                               10,700      10,114        3,576       3,647
                                                           -------     -------       ------     -------
    GROSS PROFIT                                             4,420       5,350        1,374       1,911
                                                           -------     -------       ------     -------

OPERATING EXPENSES
    Selling, general and administrative expenses             4,012       4,649        1,246       1,749
                                                           -------     -------       ------     -------
INCOME FROM OPERATIONS                                         408         701          128         161
                                                           -------     -------       ------     -------

OTHER INCOME (EXPENSE)
    Interest expense                                          (138)        (89)         (40)        (31)
    Other income                                               171         276           14          97
                                                           -------     -------       ------     -------
        Total                                                   33         187          (26)         67
                                                           -------     -------       ------     -------

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST               441         888          102         228

INCOME TAXES                                                   267         406           83         149
                                                           -------     -------       ------     -------

INCOME BEFORE MINORITY INTEREST                                174         482           19          79

MINORITY INTEREST                                              (26)        116           (0)        127
                                                           -------     -------       ------     -------

NET INCOME                                                 $   148     $   598       $   19     $   206
                                                           =======     =======       ======     =======

EARNINGS PER SHARE:

Basic                                                        $0.05       $0.26        $0.01       $0.08
Diluted                                                      $0.05       $0.25        $0.01       $0.08

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic                                                        2,746       2,303        2,741       2,695
Diluted                                                      2,758       2,386        2,752       2,742

           See notes to condensed consolidated financial statements.

                            TRIO-TECH INTERNATIONAL

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (unaudited)

                                (In Thousands)

                                                                                           NINE MONTHS  ENDED
                                                                                          ---------------------
                                                                                          MAR. 26,    MAR. 27,
                                                                                              1999        1998
                                                                                           -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                             $   148     $   598
    Adjustments to reconcile net income to
      Net cash provided by operations:
    Depreciation and amortization                                                              851         803
    Loss on disposal of property and equipment                                                 109           0
    Changes in assets and liabilities:
        Accounts receivable, net                                                               415        (158)
        Notes and other receivables                                                             26        (264)
        Inventories                                                                             (4)        (97)
        Prepaid expenses and other current assets                                             (238)         11
        Other assets                                                                           (82)       (375)
        Accounts payable and accrued expenses                                               (1,151)       (114)
        Deferred income taxes                                                                  (10)       (118)
                                                                                           -------     -------
              Net cash  (used in) provided by operating activities                              64         286
                                                                                           -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Certificates of deposit                                                                    814         941
    Capital expenditures                                                                    (1,302)     (2,161)
    Minority interest                                                                          (61)       (248)
                                                                                           -------     -------
              Net cash provided by (used in) investing activities                             (549)     (1,468)
                                                                                           -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on lines of credit                                                               (430)        656
    Borrowings under lines of credit                                                             0           0
    Proceeds from long-term obligations and capitalized leases                                 143           0
    Repayment of long-term obligations and capitalized leases                                 (197)       (265)
    Repurchase of common stock                                                                 (43)      3,652
                                                                                           -------     -------
              Net cash provided by (used in) financing activities                             (527)      4,043
                                                                                           -------     -------

EFFECT OF EXCHANGE RATE ON CASH                                                                 76      (1,872)


NET INCREASE (DECREASE) IN CASH                                                               (936)        989
CASH, BEGINNING OF THE PERIOD                                                                3,234         868
                                                                                           -------     -------
CASH, END OF THE PERIOD                                                                    $ 2,298     $ 1,857
                                                                                           =======     =======


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest                                                                                   $    68     $    85
Income taxes                                                                               $   554     $   865

           See notes to condensed consolidated financial statements.

                           TRIO-TECH INTERNATIONAL

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  Basis of Presentation

The interim condensed consolidated financial statements as of March 26, 1999 and as of March 27, 1998, respectively, and for the nine-months ended March 26, 1999 and as of March 27, 1998, respectively, are unaudited. In management's opinion, unaudited consolidated financial statements include all adjustments necessary, consisting of normal recurring accruals, for a fair presentation of such information. Certain reclassifications of prior year amounts have been made to conform to the current year financial statement presentation.

The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report for fiscal year ended June 26, 1998.

The consolidated results of operations for the nine-month periods ending March 26, 1999 and March 27, 1998, are not necessarily indicative of the results expected for a full year.

NOTE 2.  Inventories


The composition of inventories is as follows (in thousands):

                                                                             Mar. 26,        June, 26,
                                                                                1999            1998
                                                                              ------          ------
Raw materials                                                                 $  820          $  905
Work in process                                                                  592             696
Finished goods                                                                   648             455
                                                                              ------          ------
                                                                              $2,060          $2,056
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

                                      Quarter Ended
                             Mar. 26, 1999       Mar. 27, 1998
                             --------------      -------------
Net Income (Loss):
(in thousands)
As Reported                        $    148    $    206
       Pro forma                  ($    168)   ($    71)

   Earnings (Loss) per Share:
       As Reported                 $   0.05    $   0.08
       Pro forma                  ($   0.06)  ($   0.04)


   The preceding calculation uses the Black Scholes option-pricing model with the assumptions listed below:


                                         Quarter Ended
                             Mar. 26, 1999       Mar. 27, 1998
                             --------------      -------------
   Volatility                 41.90%                49.45%
   Expected Life (years)       3.24                  3.83
   Discount rate               5.61%                 5.61%


Note 5.  Earnings per Share

The Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS"), "Earnings per Share". SFAS 128 replaces the presentation of primary and fully diluted (EPS) with a presentation of basic EPS based upon the weighted- average number of common shares and also requires dual presentation of basic and diluted EPS for companies with "complex capital structures". EPS for the current and prior period has been presented in conformity with the provisions of SFAS 128. The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted EPS for the periods presented herein:

                                                                    Mar. 26,             Mar. 27,
                                                                     1999                 1998
                                                               -----------------    -----------------
              Net income used to compute basic
                  and diluted earnings per share                $      148,000       $      598,000
                                                               -----------------    -----------------

            Weighted average number of common
                  shares outstanding - basic                         2,746,000            2,303,000

            Dilutive effect of stock options and warrants               12,000               83,000
                                                               -----------------    -----------------
            Number of shares used to compute
                  diluted earnings per share                         2,758,000            2,386,000
                                                               =================    =================

The following options and warrants were outstanding during the quarter ended March 26, 1999 but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares:

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

                           TRIO-TECH INTERNATIONAL

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Economic Conditions in Southeast Asia

The Company's operations, balance sheet and cash flows have been affected by recent economic instability in portions of Southeast Asia, which accounted for approximately 72% of the Company's net sales for the nine months ending March 26, 1999 and for the year ended June 1998 and 83% for each of the years ending June 1997 and 1996. A currency devaluation in Thailand and continuing currency weaknesses in Thailand, Malaysia and Singapore have required downward accounting adjustments in the U.S. dollar value of net assets located in those countries. Unsettled economic conditions in those countries and elsewhere have had some effect on orders by semiconductor companies for Trio-Tech's testing services. Although the Companies Southeast Asian consolidated results of operations have been profitable, extended economic instability could adversely affect the Company's financial condition, results of operations or cash flows. On September 1, 1998, the government of Malaysia announced its intention to limit the movement of certain cash balances denominated in Malaysian currency.

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

Year 2000 Compliance issue

The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a 2-digit year is commonly referred to as the "Year 2000 Compliance" issue. As the year 2000 approaches, such systems may be unable to accurately process certain date-based information. The Company has reviewed all significant internal applications and is in the process of implementing modifications that were considered necessary to ensure Year 2000 compliance. United States and European Operations have completed all five phases of the business and production remediation for the year 2000. The Far East has had some minor slippage, but should complete the five phase process by late July.

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


Liquidity and Capital Resources

The Company's working capital decreased by $425,000 to $6,172,000 as of March 26, 1999 as compared to June 26, 1998 due to capital expenditures, tax payments and repayment of short term borrowings, offset by net income for the period and an unrealized currency translation gain, due to a currency appreciation in Southeast Asia relative to the U.S. Dollar during the quarter.

The Company's subsidiary, TTI Pte, has obtained a line of credit from a bank which provides for a line of credit of $3,125,000. There were no borrowings against this line as of March 26, 1999. The interest rate on borrowings is at the bank's prime rate (6.25% at March 26, 1999) plus 1.25%. Borrowings under this agreement are collateralized by substantially all of TTI Pte's assets.

The Company's subsidiary, TTM, has obtained a line of credit from a bank which provides for borrowings of $132,000. There were no borrowings under the line as of March 26, 1999.

The Company's subsidiary, TTBk, has a secured line of credit with a bank which provides for a total line of credit of $48,000. There were no borrowings under the line as of March 26, 1999.

The Company's subsidiary, TT Ireland, has a credit agreement with a bank which provides a term loan of $400,000. Borrowings under these lines amounted to $312,000 as of March 26, 1999. Interest is at the bank's prime rate (6.7% at March 26, 1999) plus 3.5%.

The Company has a revolving line of credit of $150,000 from a bank bearing interest at 1.8% above the bank's reference rate (9.75% at March 26, 1999). Borrowings under the line amounted to $150,000 as of March 26, 1999.

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

Material Changes in Results of Operations

The gross profit margin has declined 6.7% for the quarter ended March 26, 1999, as compared to the corresponding quarter in the prior year, and is primarily due to competition as a result of poor economic conditions and a shift in relative sales from high margin test services to lower margin distribution sales.



                            TRIO-TECH INTERNATIONAL

          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Because the Company comes within the definition of "a small business issuer" the Quantitative and Qualitative Disclosures about Market Risk is not applicable.

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

Item 5.  Other Information

         Not applicable

Item 6.  Exhibits and reports on Form 8-K

         (a)   Exhibits
                      Exhibit 27  Financial Data Schedule

         (b)   Reports on Form 8-K
               The Registrant filed the following reports on Form 8-K with the Securities and Exchange Commission during the first, second and third quarter of fiscal 1999:

               None
                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 TRIO-TECH INTERNATIONAL



                                 By   /s/ A. Charles Wilson
                                   -----------------------------------
                                 A. Charles Wilson
                                 Chairman of the Board of Directors

                                 Dated:  May 10, 1999