Form 10-K
period 1999-06-25
TRIO TECH INTERNATIONAL
filed 1999-10-06
CIK 732026

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                    For the fiscal year ended June 25, 1999

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


                                                        Name of each exchange
    Title of each class                                 On which registered
 Common Stock, no par value                                     AMEX


          Securities registered pursuant to Section 12(g) of the Act:
                                     None


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed with the Commission by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.  Yes   No

     Based on the closing sales price on September 16, 1999, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $6,535,764. Number of shares of common stock outstanding as of September 16, 1999 is 2,751,635.

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K. [_]


================================================================================

                            TRIO-TECH INTERNATIONAL

  INDEX TO CONSOLIDATED FINANCIAL INFORMATION, OTHER INFORMATION AND SIGNATURE


                                                                                                          Page
                                                                                                          ------
FORM 10-K      COVER                                                                                           1

               INDEX                                                                                           2

Part I.                                                                                                        3
Item 1         Business                                                                                        3
Item 2         Properties                                                                                      9
Item 3         Legal Proceedings                                                                              10
Item 4         Submission of matters to a vote of security holders                                            10

Part II                                                                                                       11
Item 5         Market for registrant's common equity and related stockholder matters                          11
Item 6         Selected financial data                                                                        12
Item 7         Management's discussion and analysis of financial condition and results of operations          13
Item 7A        Quantitative and qualitative disclosures about market risk                                     15
Item 8         Financial statements and supplementary data                                                    15
Item 9         Changes in and disagreements with accountants on accounting and financial disclosure           15

Part III                                                                                                      15

Part IV                                                                                                       15
Item 14        Exhibits, financial statement schedules  and reports on Form 8-K                               15

Signature                                                                                                     17

Exhibits
               Independent Auditors' Report                                                                   18

               Consolidated Balance Sheets as of June 25, 1999 and June 26, 1998                              19

               Consolidated Statements of Income and Comprehensive Income (Loss) for the Years Ended
               June 25, 1999, June 26, 1998 and June 27, 1997                                                 20

               Consolidated Statements of Shareholders' Equity  for the Years Ended June 25, 1999, June
               26, 1998 and June 27, 1997                                                                     21

               Consolidated Statements of Cash Flows for the Years Ended June 25, 1999, June 26, 1998
               and June 27, 1997                                                                              22

               Notes to  Consolidated Financial Statements                                                    24

                  NOTE CONCERNING FORWARD-LOOKING STATEMENTS

The discussions of the Company's business and activities set forth in this 10-K and in other past and future reports and announcements by the Company may contain forward-looking statements and assumptions regarding future activities and results of operations of the Company. In light of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company hereby identifies the following factors which could cause actual results to differ materially from those reflected in any forward-looking statement made by or on behalf of the Company: market acceptance of Company products and services; changing business conditions or technologies in the semiconductor industry, which could affect demand for the Company's products and services; the impact of competition; problems with technology; product development schedules; delivery schedules; changes in military or commercial testing specifications which could affect the market for the Company's products and services; difficulties in profitability integrating acquired businesses, if any, into the Company; risks associated with conducting business internationally and especially in Southeast Asia, including currency fluctuations and devaluation, currency restrictions, local laws and restrictions and possible social, political and economic instability; general and economic conditions; and other economic, financial and regulatory factors beyond the Company's control.

                                    PART I

ITEM 1 - BUSINESS
-----------------

General
-------

Trio-Tech International designs, manufactures and sells equipment and systems used in the manufacture and testing of semiconductor devices and electronic components. In addition, the Company operates test facilities in the United States, Europe and Southeast Asia that provide semiconductor testing services to component manufacturers and users.

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

1997      In November 1997, the Company acquired Universal Systems of Campbell, California.

1998      In September 1998, the Company listed on AMEX under the symbol TRT.


Analysis of Sales
-----------------

The following table sets forth the percentage of revenues derived from product sales, testing services and industry segments during the last three fiscal years and the breakdown of revenues derived from customers in the United States, Southeast Asia and Europe. The amounts represented in product sales and service include revenues derived from the test equipment distribution business in Singapore. Approximately 71% of the Company's revenues are earned in Singapore, Malaysia and Thailand. These countries have been significantly affected and will continue to be affected by currency volatility in the Southeast Asia region. See Note 12 to Consolidated Financial Statements, Business Segments, for a more detailed description.


                                                                             Year Ended
                             -------------------------------------------------------------------------------------------------
                                      June 25, 1999                     June 26, 1998                   June 27, 1997
                                     ---------------                   ---------------                 ---------------
                                                               (Dollar amounts in thousands)
Product and service sales by
region:
United States                  $     4,690          22%         $       4,095         19%           $     2,409         11%
Southeast Asia                       8,615          41                  8,309         38                  6,694         31
Europe                                 637           3                  1,011          5                    441          2
                             -------------     -------         --------------     ------          -------------     ------
Total                          $    13,942          66%         $      13,415         62%           $     9,544         44%
                             =============     =======         ==============     ======          =============     ======

Testing services sales  by
region:
United States                  $       249           1%         $         312          1%           $       215          1%
Southeast Asia                       6,430          30                  7,586         35                 11,305         53
Europe                                 560           3                    539          2                    484          2
                             -------------     -------         --------------     ------          -------------     ------
Total                          $     7,239          34%         $       8,437         38%           $    12,004         56%
                             =============     =======         ==============     ======          =============     ======

Net sales:
Manufacturing                  $     6,853          32%         $       6,335         29%           $     6,334         29%
Testing                              7,239          34                  8,437         39                 12,004         56
Distribution                         7,089          34                  7,080         32                  3,210         15
                             -------------     -------         --------------     ------          -------------     ------
Total net sales                $    21,181         100%         $      21,852        100%           $    21,548        100%
                             =============     =======         ==============     ======          =============     ======


Background Technology
---------------------

Semiconductor devices are fundamental building blocks used in electronic equipment and systems. Each semiconductor device consists of an integrated circuit that performs electronic functions. Integrated circuits are manufactured through a series of complex steps on a wafer substrate, which is usually made of silicon and measures three to eight inches in diameter. A finished wafer consists of many integrated circuits; each referred to as a "device" or "die", the number depending on the area of the circuits and the size of the wafer. Manufacturers have increasingly utilized larger diameter wafers, and the transition to 300mm (12 inch) wafers is currently underway throughout the industry.

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

The market for semiconductor manufacturing equipment can be divided into wafer fabrication (front-end) and assembly, packaging and test (back-end). The front-end equipment market is estimated to be approximately 70% of the total market with back-end 20% and facilities 10% of the total market.

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

Trio-Tech's test services are concentrated on the back-end screening and test of semiconductor devices. With the high concentration of semiconductor assembly and packaging facilities in Southeast Asia, a large demand exists for third party test services in this region. Customers use third party test services especially to accommodate fluctuations in output or to benefit from economies that can be offered by third party service providers.

Products
--------

The Company designs and manufactures equipment for the manufacture and test of semiconductor wafers, devices and other electronic components.

Wet Process Stations

Wet Process benches are used for cleaning, rinsing and drying semiconductor wafers, magnetic disks, flat panel displays and other microelectronic substrates. This product line, which is manufactured by the Company's subsidiary Universal Systems, includes manual and automated wet process stations, and features radial and linear robots, state-of-the-art PC touch-screen controllers and sophisticated scheduling and control software.

Temperature Controlled Wafer Chucks

The Artic Temperature Controlled Chucks are used for test, characterization and failure analysis of semiconductor wafers and other components at accurately controlled hot and cold temperatures. Several models are available with temperature ranges from -65C to +400C and in diameters from 4 to 12 inch. These systems provide excellent performance to meet the most demanding customer applications. Several unique mechanical design features, for which patents are pending, provide excellent mechanical stability under high probing forces and across the temperature ranges.

Autoclaves and HAST (Highly Accelerated Stress Test) Equipment

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

During 1998, the Company developed and launched its new COBIS-II burn-in system that offers state-of-the-art dynamic burn-in capabilities and a Windows-based operating system with full data logging and networking features. The Company also offers burn-in boards for its COBIS burn-in systems and other brands of burn-in systems. Burn-in boards are used to mount devices during high temperature environmental stressing.

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

Product Development
-------------------

The Company incurred research and development costs of $347,000 in fiscal 1999, $158,000 in fiscal 1998 and $18,000 in fiscal 1997.

Artic Temperature Controlled Chucks

Trio-Tech is continuing to develop its range of Artic temperature controlled chucks. During 1999, the Company introduced a new range of chucks for production wafer probing applications. These new chucks offer high levels of mechanical stability under high probing loads. A triaxial guarding option is available which enables very precise electrical measurements on the wafer. Initial units have been installed and are currently operating in production probing systems at one of the world's leading manufacturers of semiconductors and computers.

Wet Process Stations

The Company's subsidiary, Universal Systems, is actively developing its line of wet process equipment. During the year Universal launched its new model VLF-2002 Automated Wafer Processing Station. The first system was installed in one of Silicon Valleys leading fabs, an experimental copper plating process for eight inch diameter wafers. Universal also completed its first chemical dispense system, model CD-2001, designed for automated delivery of process chemicals to wet process equipment. Customer interest in these and other products is strong.

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

Distribution Activities
-----------------------

The Company's Singapore subsidiary continues to develop its international distribution division. The distribution operation markets, sells and supports Trio-Tech's products in Southeast Asia. In addition to Trio-Tech's own products, this operation also distributes other complementary products from other manufacturers in the United States, Europe and Japan, including environmental chambers, shakers and vibration systems, solderability testers and other manufacturing and test products.

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

The Company's products and services are purchased by independent testing laboratories and by users and manufacturers of semiconductor devices, including, IBM, AMD, Motorola, National Semiconductor, SGS Thomson. During the year ended June 25, 1999, the Company had sales of $3,115,000 and $2,973,000 to Catalyst Semiconductor and AMD, respectively.

Backlog
-------

The following table sets forth the Company's backlog at the dates indicated (amounts in thousands):

                                                     June 25, 1999                   June 26, 1998
                                                ------------------------        -----------------------
          Manufacturing backlog                   $                2,333          $               2,702

          Testing service backlog                                  2,979                          2,202

          Distribution backlog                                     1,858                          1,732
                                                ------------------------        -----------------------
                                                  $                7,170          $               6,636
                                                ========================        =======================

Based upon past experience, the Company does not anticipate any significant cancellations. The purchase orders for equipment call for delivery within the next 12 months. Testing services backlog is scheduled to be performed within the next year. The Company does not anticipate any difficulties in meeting delivery schedules.

Manufacturing and Supply
------------------------

The Company's products are designed by its engineers and are assembled and tested at its facilities in San Fernando and San Jose, California, Singapore and Ireland. All parts and certain components are purchased from outside sources for assembly by the Company.

Trio-Tech uses Fluorinert, a special indicator fluid sold by the 3M Company, in its gross leak equipment. The Company has not experienced any difficulty in obtaining Fluorinert to date. There can be no assurance that the Trio-Tech will not experience difficulties or delays in obtaining Fluorinert in the future. In December 1998, the Company discontinued its Tracer-Flo product line and has no future requirement for Krypton 85 gas.

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

Patents
-------

Trio-Tech holds a United States Patent granted in 1987 in relation to its pressurization humidity testing equipment. The Company also holds a United States Patent granted in 1994 on certain aspects of its Artic temperature test systems. In 1999, the Company filed a new United States patent application for several aspects of its new range of Artic temperature chucks.

Government Regulation
---------------------

Up until December 1998 the Company supported the Tracer-Flo product line. The Tracer-Flo process uses Krypton 85, an inert radioactive gas, the supply and handling of which are subject to regulation by the United States Nuclear Regulatory Commission (NRC) and the California Department of Health Physics.
The Company was obliged, therefore, to train the Tracer-Flo operators, which are licensed by the State of California, and maintain records and control its supplies of Krypton 85. The California agency conducts periodic site inspections, and the NRC monitors interstate shipments and can inspect the Company's shipping records. No security clearance is required to handle the gas, which has a low level of radioactivity. This product line experienced declining sales for several years. The Company discontinued manufacture and support of this product line in December 1998.

Employees
---------

As of June 25, 1999, the Company had 49 employees in the United States, 256 in Singapore, 200 in Malaysia, 34 in Bangkok, and 20 in Ireland for a total of 559. None of the Company's employees is represented by a labor union.

ITEM 2 - PROPERTIES
-------------------

The following table sets forth information as to the location and general character of the principal manufacturing and testing facilities of the
Registrant:

                                                                                                      Owned (O)
                                                                               Approx.              or Leased (L)
                                                                               Sq. Ft.               Expiration
              Location                           Principal Use                 Occupied                 Date
------------------------------------        ----------------------          --------------      -------------------
355 Parkside Dr.                            Headquarters/                           21,000        (L) Jan. 2000
San Fernando, CA 9l340                      Manufacturing/
                                            Testing

6951-A Via Del Oro                          Manufacturing                           15,000        (L) Feb. 2004
San Jose, CA 95119

Abbey Road                                  Testing/Manufac-                        18,400        (O) *1
Deansgrange Co.                             turing
Dublin, Ireland

No. 5, Kian Teck Road                       Manufacturing                           30,000        (L) *2
Jurong Town, Singapore

1004, Toa Payoh North,                      Testing                                  6,833        (L) November 2000
HEX 07-01/07,                                                                                         July 2002
Singapore

Plot 1A, Phase 1                            Testing                                 49,924        (L) Aug. 2071
Bayan Lepas Free
Trade Zone
11900 Penang

Lot No. 6. Lorong                           Testing                                 23,000        (L) May 2000
Enggang 37 Ulu Kelang
Ampang Industrial Area.
Ulu Kelang, Selangor,
Kuala Lumpur

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

*2 Purchased for S$1 million, equivalent to approximately U.S.$ 447,000 based on the exchange rate as of June 28,1985. This amount was completely repaid in fiscal year 1991. However, under Singapore law, this land may not be purchased outright. Accordingly, the term for this land lease will expire in December 2030. The Company has acquired the fullest ownership rights possible under Singapore law that includes an option to renew the lease at that time.

*3 Purchased for Thai Baht 13,500,000, equivalent to approximately U.S. $533,000 based on the exchange rate as of June 25, 1993.

*4 Purchased for Malaysia Ringgit 1,000,000, equivalent to U.S. $387,000 based on the exchange rate as at June 24, 1994. Accordingly, the term for this land lease will expire in October 2052.


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

The Company is, from time to time, the subject of litigation claims and assessments arising out of matters occurring in its normal business operations. In the opinion of management, resolution of these matters will not have a material adverse effect on the Company's financial statements.

There are no material proceedings to which any director, officer or affiliate of the Registrant, any beneficial owner of more than five percent of the Registrant's common stock or any associate of such person is a party that is adverse to the Registrant or its properties.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

None.

                                    PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK
---------------------------------------------

The Registrant's common stock is traded on the American Stock Exchange under the symbol "TRT". The following table sets forth, for the periods indicated, the range of high and low sales prices of Trio-Tech International's Common Stock as quoted by AMEX. These prices do not include retail mark-ups, markdowns or commissions:

                     Quarter Ended                    High                    Low
         ----------------------------            ------------            ------------
         Fiscal 1998
         ----------------------------
                  September 26, 1997                     8.83                    4.92
                  December 26, 1997                     11.67                    4.13
                  March 27, 1998                         6.50                    4.41
                  June 26, 1998                          5.25                    4.00

         Fiscal 1999
         ----------------------------
                  September 25, 1998                     4.75                    2.63
                  December 25, 1998                      3.25                    2.13
                  March 26, 1999                         3.69                    2.63
                  June 25, 1999                          3.67                    2.75
         ----------------------------

         Fiscal 2000
         ----------------------------
                  June 26, 1999 to                       4.88                    2.88
                  September 16, 1999

The Registrant's common stock is held by approximately 625 shareholders of record as of September 16, 1999. Approximately 1,658,254 shares are held by Cede and Co., a clearinghouse that holds stock certificates in "street" name for an unknown number of shareholders.

The Company has not declared any cash dividends on its common stock. Any future determinations as to cash dividends will depend upon the earnings and financial position of the Company at that time and such other factors as the Board of Directors may deem appropriate. It is anticipated that no dividends will be paid to holders of common stock in the foreseeable future.

ITEM 6 - SELECTED FINANCIAL DATA
(In thousands except share and per share data)

                                    June 25,                June 26,               June 27,           June 28,          June 30,
                                     1999                     1998                  1997                1996              1995
                                  -------------           -----------           -----------          ------------      ------------

Statement of Operations
Net sales                          $    21,181             $   21,852           $    21,548           $    23,185       $    19,488

Income (loss) from Operations             (207)                   969                 3,057                 2,712             1,547

Net Income                                 195                    831                 1,002                   806               570

Net income per share :
    Basic                                 0.07                   0.34                  0.54                  0.45              0.31

Net income per share               $      0.07             $     0.34           $      0.54           $      0.45       $      0.33

Weighted average common
   shares outstanding:
    Basic                            2,745,000              2,413,000             1,850,000             1,793,000         1,743,000
    Diluted                          2,757,000              2,484,000             1,961,000             1,926,000         1,871,000

Balance Sheet

Current assets                     $    12,723             $   14,036           $    13,843           $    11,760       $     6,848
Current liabilities                      5,934                  7,439                 7,039                 8,169             5,159
Working capital                          6,789                  6,597                 6,804                 3,591             1,689

Total assets                            18,932                 19,331                18,528                17,416            12,646

Long-term debt and
   capitalized leases                      962                    426                   723                   688               597
Shareholders' equity               $     9,051             $    8,763           $     6,463           $     5,207       $     4,419

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

The following discussion should be read in conjunction with the Company's Financial Statements, including the related notes thereto, and other financial information included herein. The information in this 10-K includes forward-looking statements. In addition, past operating results are not necessarily indicative of the results to be expected in future periods. See "Note Concerning Forward-Looking Statements" prior to "Part I - Item 1 - Business" on page 3.

Year Ended June 25, 1999 ("1999") Compared to Year Ended June 26, 1998 ("1998")
-------------------------------------------------------------------------------

Net sales decreased by $671,000 or 3.1% from $21,852,000 in 1998 to $21,181,000 in 1999 due to the general slowdown in the semiconductor industry and the poor economic conditions in Southeast Asia. Net sales for the Far East operations decreased $850,000 or 5.3% from $15,895,000 in 1998 to $15,045,000 in 1999 due mainly to lower testing volume in Malaysia and Singapore.

Cost of sales increased $1,484,000 or 10.6% from $14,020,000 in 1998 to $15,504,000 in 1999. As a percentage of sales, it increased 9.0% from 64.2% in 1998 to 73.2% in 1999. This increase is primarily due to a shift in relative sales from high margin test services to lower margin distribution sales.

Operating expenses decreased by $979,000 or 14.3% from $6,863,000 in 1998 to $5,884,000 in 1999 as a result of a series of implemented cost controls.

Research and development expenses increased by $189,000 to $347,000 in 1999 from $158,000 in 1998 due to the Company's commitment to the development of a range of Artic Temperature Controlled Chucks.

Interest expense decreased in 1999 by $60,000 or 35.7%, from $168,000 in 1998 to $108,000 in 1999, due to decreases in lines of credit.

Other income has increased by $293,000 or 58.1% from $504,000 in 1998 to $797,000 in 1999 primarily due to disposal of marketable securities in Malaysia, interest income earned on certificates of deposit, and service income earned by providing installation services to a customer in Thailand.

Year Ended June 26, 1998 ("1998") Compared to Year Ended June 27, 1997 ("1997")
-------------------------------------------------------------------------------

Net sales increased by $304,000 or 1.4% from $21,548,000 in 1997 to $21,852,000 in 1998 despite the general slowdown in the semiconductor industry and the poor economic conditions in Southeast Asia. Net sales for the Far East operations decreased $2,105,000 or 11.7% from $17,999,000 in 1997 to $15,895,000 in 1998 due mainly to lower testing volume in Malaysia and Singapore.

Cost of sales increased $1,320,000 or 10.4% from $12,700,000 in 1997 to $14,020,000 in 1998. As a percentage of sales, it increased 5.3% from 58.9% in 1997 to 64.2% in 1998. This decline is primarily due to a shift in relative sales from high margin test services to lower margin equipment sales.

Operating expenses increased by $1,072,000 or 18.5% partially due to the addition of Universal Systems and the increase in research and development costs with the remainder being from realized exchange losses due to the currency crisis in Southeast Asia.

Interest expense increased in 1998 by $58,000 or 52.7%, from $110,000 in 1997 to $168,000 in 1998. This is a result of increased interest rates.

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

Liquidity and Capital Resources
-------------------------------

Net cash generated by operating activities during the year ended June 25, 1999 was $49,000 compared to $222,000 generated by operating activities during the year ended June 26, 1998. The negative cash flow from operating activities in 1999 was comprised of a decrease in accounts payable and accrued expenses of $1,555,000 and an increase in accounts receivable of $336,000. These amounts were partially offset by positive cash flow comprised of $195,000 from net income, $1,222,000 of non-cash depreciation and amortization, a decrease in inventories of $257,000 and a decrease in prepaid and other current assets of $215,000.

Net cash used by investing activities during 1999 was $1,209,000 compared to $687,000 generated by investing activities in the 1998 year. The net cash used by investing activities was a result of capital expenditures of $1,863,000, $1,161,000 of which was financed by capital leases, and an increase in certificates of deposits of $552,000.

Net cash used by financing activities during 1999 was $629,000 compared to $3,807,000 provided by financing activities in the 1998 year. The significant cash outflows from financing activities include $789,000 of payments on lines of credit, long term obligations and capitalized leases, this was partially offset by a cash inflow of $214,000 from additional borrowing under lines of credit.

The Company's subsidiary, TTI Pte, has a secured credit agreement with a bank that provides for a total line of credit of $3,125,000. The agreement contains certain debt covenants including maintaining a minimum net worth of $2,400,000 at TTI Pte. Borrowings under the line were $214,000 and $481,000 at the end of fiscal 1999 and 1998, respectively. The interest rate on borrowings is at the bank's prime rate (6.25% at June 25, 1999) plus 1.25%. Borrowings under this agreement are collateralized by substantially all of TTI Pte's assets. This line of credit expires March 2000.

The Company's subsidiary, TTM, has a secured credit agreement with a bank that provides for a total line of credit of $132,000. At June 25, 1999, there were no borrowings outstanding. The line of credit bears interest at the bank's reference rate (7.25% at June 25, 1999) plus 2.5%. This line of credit expires May 2000.

The Company's subsidiary, TTBk, has a line of credit that provides for borrowings of approximately $141,000. Interest on the line is at the bank's reference rate (10.25% at June 25, 1999) plus 2.2%. There were no borrowings against this line as of June 25, 1999. This line of credit does not have an expiration date.

The Company's subsidiary, TT Ireland, has a credit agreement that provides for a mortgage loan of $400,000. Borrowings under the mortgage loan amounted to $263,000 as of June 25, 1999. Interest is at the bank's prime rate (2.65% at June 25, 1999) plus 3.5%.

The Company obtained a revolving line of credit of $150,000 from a bank bearing interest at 1.25% above the bank's reference rate (7.75% at June 25, 1999). Borrowings under the line amounted to $150,000 as of June 25, 1999. This line of credit expires February 2000.

Year 2000 Compliance Issue
--------------------------

The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a 2-digit year is commonly referred to as the "Year 2000 Compliance" issue. As the year 2000 approaches, such systems may be unable to accurately process certain date-based information. The Company has reviewed all significant internal applications and believes it has implemented modifications necessary to ensure Year 2000 compliance, other than with respect to 55% owned Malaysia. The Company anticipates that 55% owned Malaysia will be compliant by December 1999.

In addition, the Company is in the on-going process of communicating with others with whom it does significant business, to determine their Year 2000 Compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 Compliance. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

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

Economic conditions in Southeast Asia
--------------------------------------

The Company's operations, balance sheet and cash flows have been affected by recent economic instability in portions of Southeast Asia, which accounted for approximately 71% of the Company's net sales in the year ended June 1999, 73% in the year ended 1998 and 83% for year ended 1997. A recent currency devaluation in Thailand and continuing currency weaknesses in Thailand, Malaysia and Singapore have required downward accounting adjustments in the U.S. dollar value of net assets located in those countries. Unsettled economic conditions in those countries and elsewhere have had some effect on orders by semiconductor companies for Trio-Tech's testing services. Although the Company has continued to manage its operations profitably, extended economic instability could adversely affect the Company's financial condition, results of operations or cash flows. On September 1,

1998, the government of Malaysia announced its intention to limit the movement of certain cash balances denominated in Malaysian currency.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

Not applicable.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

The information called for by this item is included in the Company's consolidated financial statements beginning on page 18 of this Annual Report on Form 10-K.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

None

                                   PART III

The information required by Part III is hereby incorporated by reference from the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 1999.

                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

(a) (1) and (2) FINANCIAL STATEMENTS AND SCHEDULES:

             The following financial statements, including notes thereto and the independent auditors' report with respect thereto, are filed as part of this Annual Report on Form 10-K, starting on page 18 hereof:

             1.   Independent Auditors' Report
             2.   Consolidated Balance Sheets
             3.   Consolidated Statements of Income and Comprehensive Income
                  (Loss)
             4.   Consolidated Statements of Shareholders' Equity
             5.   Consolidated Statements of Cash Flows
             6.   Notes to Consolidated Financial Statements


(b)          REPORTS ON FORM 8-K:

               The Company did not file any reports on Form 8-K during the quarter ended June 25, 1999.


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

10.9    Credit Facility Letter dated November 2, 1993, between
        Trio-Tech International Pte. Ltd. and Standard
        Chartered Bank. [Previously filed as Exhibit 10.9 to the
        Annual Report on Form 10-K for June 26, 1994.]            _______

10.10   1998 Stock Option Plan.  [Previously filed
        as Exhibit 1 to the Company's proxy statement filed under
        regulation 14A on October 27, 1997].                      _______

10.11 Directors Stock Option Plan. [Previously filed as Exhibit 2 to the Company's proxy statement filed under regulation 14A on October 27, 1997].


10.12 Real Estate Lease dated February 1, 1999 between Martinvale Development Company and Universal Systems.

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

        Trio-Tech Reliability Services, a California Corporation

        Express Test Corporation, A California Corporation

        European Electronic Test Center, Ltd., A Cayman Islands
         Corporation

        Trio-Tech Malaysia, a Malaysia Corporation
         (55% owned by the Registrant)

        Trio-Tech Kuala Lumpur, a Malaysia Corporation
         (100% owned by Trio-Tech Malaysia)

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

                            TRIO-TECH INTERNATIONAL


                               By:       /s/ Victor H.M. Ting
                                 ----------------------------
                                  VICTOR H.M. TING
                                  Vice President and
                                  Chief Financial Officer
                                  Date: October 4, 1999


Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                   /s/ A. Charles Wilson                 October 4, 1999
                  ---------------------------------
                  A. Charles Wilson, Director
                  Chairman of the Board


                   /s/ S. W. Yong                        October 4, 1999
                  ---------------------------------
                  S. W. Yong, Director
                  President and Chief Executive
                  Officer

                   /s/ Victor H.M. Ting                  October 4, 1999
                  ---------------------------------
                  Victor H.M. Ting
                  Vice President, Chief Financial
                  Officer and Principal Accounting
                  Officer


                   /s/ Jason T. Adelman                  October 4, 1999
                  ---------------------------------
                  Jason T. Adelman, Director


                   /s/ Frank S. Gavin                    October 4, 1999
                  ---------------------------------
                  Frank S. Gavin, Director


                   /s/ Richard M. Horowitz               October 4, 1999
                  ---------------------------------
                  Richard M. Horowitz, Director


                   /s/ F.D. (Chuck) Rogers               October 4, 1999
                  ---------------------------------
                  F.D. (Chuck) Rogers, Director


                   /s/ William L. Slover                 October 4, 1999
                  ---------------------------------
                  William L. Slover, Director

INDEPENDENT AUDITORS' REPORT


Board of Directors
Trio-Tech International
San Fernando, California:

We have audited the accompanying consolidated balance sheets of Trio-Tech International and subsidiaries (the "Company") as of June 25, 1999 and June 26, 1998, and the related consolidated statements of income and comprehensive income
(loss), shareholders' equity, and cash flows for each of the three years in the period ended June 25, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Trio-Tech International and subsidiaries as of June 25, 1999 and June 26, 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 25, 1999 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

/s/  DELOITTE & TOUCHE LLP

Los Angeles, California
September 17, 1999

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

ASSETS                                            Notes             1999             1998
                                                ---------      -------------     -------------
CURRENT ASSETS:
   Cash                                                        $   1,593,000     $   3,305,000
   Cash deposits                                                   4,499,000         3,947,000
   Trade accounts receivable, less
      allowance for doubtful
      accounts of $219,000 in
      1999 and $468,000 in 1998                                    4,460,000         4,124,000
   Other receivables                                                 282,000           299,000
   Inventories                                    2                1,799,000         2,056,000
   Prepaid expenses and other
      current assets                                                  90,000           305,000
                                                               -------------     -------------
         Total current assets                     5               12,723,000        14,036,000


PROPERTY AND EQUIPMENT, Net                       3,5,7            5,538,000         4,669,000
OTHER ASSETS, Net                                 4                  671,000           626,000
                                                               -------------     -------------
TOTAL ASSETS                                                   $  18,932,000     $  19,331,000
                                                               =============     =============

CURRENT LIABILITIES:
   Lines of credit                                5            $     364,000     $     631,000
   Accounts payable                                                1,989,000         2,126,000
   Accrued expenses                               6                3,005,000         3,804,000
   Income taxes payable                                               71,000           690,000
   Current portion of long-term
   debt and capitalized leases                    7,9                505,000           188,000
                                                               -------------     -------------
         Total current liabilities                                 5,934,000         7,439,000
                                                               -------------     -------------
LONG-TERM DEBT AND
   CAPITALIZED LEASES,
   Net of current portion                         7,9                962,000           426,000
                                                               -------------     -------------
DEFERRED INCOME TAXES                             8                  582,000           581,000
                                                               -------------     -------------
MINORITY INTEREST                                                  2,403,000         2,122,000
                                                               -------------     -------------
COMMITMENTS AND CONTINGENCIES                     9
SHAREHOLDERS' EQUITY:                             10,11
   Common stock; authorized,
     15,000,000 shares; issued and
     outstanding, 2,741,334 shares
     (1999) and 2,747,586 shares
     (1998) stated at                                              8,654,000         8,708,000
   Retained earnings                                                 692,000           497,000
   Accumulated other comprehensive loss                             (295,000)         (442,000)
                                                               -------------     -------------
        Total shareholders' equity                                 9,051,000         8,763,000
                                                               -------------     -------------
TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                                        $  18,932,000     $  19,331,000
                                                               =============     =============



                                 See notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
-----------------------------------------------------------------

                                                                                 Year Ended
                                                                 --------------------------------------------
                                                                     June 25,        June 26,       June 27,
                                                          Notes        1999            1998           1997
                                                         -------    -----------     -----------    -----------
NET SALES                                                12         $21,181,000     $21,852,000    $21,548,000
COST OF SALES                                                        15,504,000      14,020,000     12,700,000
                                                                    -----------     -----------    -----------
GROSS PROFIT                                                          5,677,000       7,832,000      8,848,000

OPERATING EXPENSES:
  General and administrative                                          3,877,000       4,853,000      3,780,000
  Selling                                                             1,660,000       1,852,000      1,993,000
  Research and development costs                                        347,000         158,000         18,000
                                                                    -----------     -----------    -----------
     Total                                                            5,884,000       6,863,000      5,791,000
                                                                    -----------     -----------    -----------

INCOME (LOSS) FROM OPERATIONS                            12            (207,000)        969,000      3,057,000

OTHER INCOME (EXPENSES)
  Interest expense                                       5,7           (108,000)       (168,000)      (110,000)
  Other income                                                          797,000         504,000        460,000
                                                                    -----------     -----------    -----------
     Total                                                              689,000         336,000        350,000
                                                                    -----------     -----------    -----------
INCOME BEFORE INCOME TAXES AND
  MINORITY INTEREST                                                     482,000       1,305,000      3,407,000
INCOME TAXES                                             8               45,000         455,000      1,264,000
                                                                    -----------     -----------    -----------
INCOME BEFORE MINORITY INTEREST                                         437,000         850,000      2,143,000

MINORITY INTEREST                                                      (242,000)        (19,000)    (1,141,000)
                                                                    -----------     -----------    -----------

NET INCOME                                                              195,000         831,000      1,002,000

OTHER COMPREHENSIVE INCOME (LOSS):
  Foreign currency translation adjustment                               147,000      (2,164,000)        57,000
                                                                    -----------     -----------    -----------
COMPREHENSIVE INCOME (LOSS)                                         $   342,000     $(1,333,000)   $ 1,059,000
                                                                    ===========     ===========    ===========

EARNINGS PER SHARE:
  Basic                                                             $      0.07     $      0.34    $      0.51
                                                                    ===========     ===========    ===========
  Diluted                                                           $      0.07     $      0.33    $      0.51
                                                                    ===========     ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON POTENTIAL SHARES OUTSTANDING
     Basic                                                            2,745,000       2,413,000      1,850,000
     Diluted                                                          2,757,000       2,484,000      1,961,000

                                 See notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
-----------------------------------------------

                                                Common Stock
                                     -------------------------------
                                                                                               Accumulated
                                                                                                  Other
                                       Number of                           Accumulated         Comprehensive
                                        Shares           Amount              Deficit          Income (loss)           Total
                                     ------------    ---------------    -----------------    ----------------    ---------------
   Balance, June 28, 1996               1,808,706      $   4,878,000      $    (1,336,000)     $    1,665,000      $   5,207,000

   Net income                                                                   1,002,000                              1,002,000

   Repurchase of common stock                (360)                                                                             -

   Exercise of stock options (Note
   10)                                    128,250            197,000                                                     197,000

   Foreign currency translation
   adjustment                                                                                          57,000             57,000

                                     ------------    ---------------    -----------------    ----------------    ---------------
   Balance, June 27, 1997               1,936,596          5,075,000             (334,000)          1,722,000      $   6,463,000

   Net income                                                                     831,000                                831,000

   Issuance of common stock               721,153          3,488,000                                                   3,488,000

   Exercise of stock options (Note
   10)                                     89,837            145,000                                                     145,000

   Foreign currency translation
   adjustment                                                                                      (2,164,000)        (2,164,000)

                                     ------------    ---------------    -----------------    ----------------    ---------------
   Balance, June 26, 1998               2,747,586          8,708,000              497,000            (442,000)     $   8,763,000

   Net income                                                                     195,000                                195,000

   Exercise of stock options (Note
   10)                                      7,500             12,000                                                      12,000

   Repurchase of common stock             (13,752)           (66,000)                                                    (66,000)

   Foreign currency translation
   adjustment                                                                                         147,000            147,000

                                     ------------    ---------------    -----------------    ----------------    ---------------
   Balance, June 25, 1999               2,741,334      $   8,654,000      $       692,000      $     (295,000)     $   9,051,000
                                     ============    ===============    =================    ================    ===============

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                       Year Ended
                                                                      --------------------------------------------
                                                                         June 25,       June 26,         June 27,
                                                                           1999           1998             1997
                                                                      ------------    ------------    ------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                        $    195,000    $    831,000    $  1,002,000
    Adjustments to reconcile net income to
      net cash (used in) provided by operations:
    Depreciation and amortization                                        1,222,000         944,000       1,359,000
    (Gain)/loss on sale of property and equipment                            7,000         (10,000)         67,000
    Deferred income taxes                                                    1,000        (195,000)          5,000
    Minority interest                                                      149,000        (109,000)        991,000
    Changes in assets and liabilities:
      Accounts receivable                                                 (336,000)       (394,000)      1,106,000
      Other receivables                                                     17,000        (114,000)         18,000
      Inventories                                                          257,000        (224,000)       (363,000)
      Prepaid expenses and other current assets                            215,000         (21,000)       (144,000)
      Other assets                                                        (123,000)       (428,000)         14,000
      Accounts payable and accrued expenses                             (1,555,000)        (58,000)       (772,000)
                                                                      ------------    ------------    ------------
          Net cash (used in) provided by operating activities               49,000         222,000       3,283,000
                                                                      ------------    ------------    ------------

  CASH FLOWS FROM INVESTING ACTIVITIES:
    Certificates of deposit                                               (552,000)      3,157,000      (3,990,000)
    Capital expenditures                                                  (703,000)     (2,574,000)       (926,000)
    Proceeds from sale of property and equipment                            46,000         104,000         131,000
                                                                      ------------    ------------    ------------
          Net cash (used in) provided by investing activities           (1,209,000)        687,000      (4,785,000)
                                                                      ------------    ------------    ------------

  CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on lines of credit                                           (481,000)                       (120,000)
    Borrowings under lines of credit                                       214,000         501,000          25,000
    Principal payments of long-term obligations                           (308,000)       (327,000)       (461,000)
    Proceeds from long-term obligations                                                                    213,000
    Issuance of common stock                                                             3,669,000         197,000
    Repurchase of common stock                                             (54,000)        (36,000)
                                                                      ------------    ------------    ------------
          Net cash provided by (used in) financing activities             (629,000)      3,807,000        (146,000)
                                                                      ------------    ------------    ------------

  EFFECT OF EXCHANGE RATE ON CASH                                           77,000      (2,279,000)        402,000

  NET INCREASE/(DECREASE) IN CASH                                       (1,712,000)      2,437,000      (1,246,000)
  CASH, BEGINNING OF PERIOD                                              3,305,000         868,000       2,114,000
                                                                      ------------    ------------    ------------
  CASH, END OF PERIOD                                                 $  1,593,000    $  3,305,000    $    868,000
                                                                      ============    ============    ============

                                                                       Continued



                                 See notes to consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
   Cash paid during the period for:
      Interest                                             $     104,000       $     254,000       $     117,000
      Income taxes                                         $     786,000       $   1,190,000       $     845,000

NON-CASH INVESTING AND FINANCING ACTIVITIES

      During the year ended June 25, 1999, the Company financed acquisitions of equipment amounting to $1,161,000 under capital lease arrangements.

The fair value of the net assets acquired in connection with the purchase of Universal Systems (see Note 1) is summarized as follows:

      Net assets                                                               $     500,000
      Acquisition costs                                                               24,000
                                                                               -------------
      Purchase price                                                           $     524,000
                                                                               =============

                                                                       Concluded




                                 See notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 25, 1999, JUNE 26, 1998, AND JUNE 27, 1997
--------------------------------------------------------------------------------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Principles of Consolidation - Trio-Tech International and subsidiaries (the "Company" or "TTI") is a designer and manufacturer of equipment used to test the structural integrity of semiconductor devices that must meet high-reliability specifications. The Company also owns and operates testing facilities that perform structural and electronic testing of semiconductor devices and acts as a distributor of electronic testing equipment in Singapore and other Southeast Asian countries. The consolidated financial statements include the accounts of the Company and its principal subsidiaries: Trio-Tech International Pte Ltd (TTI Pte), Trio-Tech Test Services Pte Ltd (TTTS Pte), Express Test, European Electronic Test Centre
    (EETC), Trio-Tech Bangkok (TTBk), Trio-Tech Malaysia (TTM) (a 55%-owned subsidiary of TTI Pte), Prestal Enterprise Sdn Bhd (PESB) (a 73% owned subsidiary of TTI Pte) and Universal Systems. All material intercompany transactions, profits and balances have been eliminated.

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

    Cash and Cash Deposits - Cash and cash deposits consists of bank balances and amounts invested in interest earning instruments having a maturity of 12 months or less. Approximately $3,000,000 of cash is held in the Company's 55% owned Malaysian subsidiary. Approximately $1,300,000 of this cash is denominated in the currency of Malaysia. On September 1, 1998, the government of Malaysia announced its intention to limit the movement of certain cash balances denominated in Malaysian currency.

    Inventories- Inventories are stated at the lower of cost, using the first-in, first-out (FIFO) method, or market.

    Property and Equipment - Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are for provided over the estimated useful lives of the assets or the terms of the leases, whichever are shorter, using the straight-line method. Estimated useful lives range from 3 to 45 years. Capital grants from the Industrial Development Authority in Ireland are accounted for when claimed by reducing the cost of the related assets. The grants are amortized over the depreciable lives of those assets.

    Foreign Currency Translation - All assets and liabilities of operations outside the United States have been translated at the foreign exchange rates in effect at year-end. Revenues and expenses for the year are translated at average exchange rates in effect during the year. Unrealized translation gains and losses are not included in determining net income but are accumulated and reported as a separate component of shareholders' equity entitled accumulated other comprehensive loss. Net realized gains and losses resulting from foreign currency transactions are credited or charged to income.

    In the current year 71% of the Company's revenues are earned in Singapore, Malaysia and Thailand. These countries have been significantly affected, and will continue to be affected, by currency volatility in the Southeast Asia Region.

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

    Taxes on Income - Deferred income taxes are computed annually for differences between the financial statement basis and income tax basis of assets and liabilities. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

    Retained earnings - It is the intention of the Company to reinvest earnings of its foreign subsidiaries in the operations of those subsidiaries. Accordingly, no provision has been made for U.S. income and foreign withholding taxes that would result if such earnings were repatriated. The amount of earnings retained in foreign subsidiaries is $7,123,000 at June 25, 1999.

    Revenue recognition - The Company recognizes revenue when products are shipped to customers or upon the completion of services.

    Research and Development Costs - The Company incurred research and development costs of $347,000 in 1999, $158,000 in 1998 and $18,000 in 1997
    that were charged to cost of sales as incurred.

    Purchase of Universal Systems - In November 1997, The Company purchased Universal Systems, a manufacturer of wet-process stations in Campbell, California. Universal was purchased for $524,000 that consisted of cash of $250,000, common stock of $250,000 and acquisition costs of $24,000.

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

    Earnings per Share - The Company adopted SFAS No. 128, "Earnings per Share." SFAS 128 replaces the presentation of primary and fully diluted earnings per share ("EPS") with a presentation of basic EPS based upon the weighted-average number of common shares and also requires dual presentation of basic and diluted EPS for companies with "complex capital structures." EPS for the current and prior periods has been presented in conformity with the provisions of SFAS 128. The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted EPS for the years presented herein:

                                                                  June 25,          June 26,          June 27,
                                                                   1999              1998              1997
                                                             ---------------   ---------------   ---------------
           Net income used to compute basic
               and diluted earnings per share                  $     195,000     $     831,000     $   1,002,000
                                                             ---------------   ---------------   ---------------

           Weighted average number of common
               shares outstanding - basic                          2,745,000         2,413,000         1,850,000

           Dilutive effect of stock options and warrants              12,000            71,000           111,000

           Number of shares used to compute
                                                             ---------------   ---------------   ---------------
               diluted earnings per share                          2,757,000         2,484,000         1,961,000
                                                             ===============   ===============   ===============

    Stock options and warrants that are antidilutive amounted to approximately, 697,105 and 571,980 for the years ended June 25, 1999 and June 26, 1998.

    New Accounting Pronouncements - In June 1997, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company anticipates adopting this standard for fiscal 2001. The Company is unable to determine whether the adoption will have a material impact on the financial position or results of operations of the Company.

    Reclassification - Certain reclassifications have been made to the previous year's financial statements to conform to current year presentation.

    Fair Values of Financial Instruments - The carrying value of trade accounts receivable, cash, cash deposits and accounts payable approximate the fair value due to their short-term maturities. The carrying values of the Company's lines of credit are considered to approximate their fair value because the interest rates are based on variable reference rates. The amount of long-term debt is not significant.

    Concentration of credit risk - Financial instruments that subject the Company to credit risk consists primarily of accounts receivable. Concentration of credit risk with respect to accounts receivable is generally diversified due to the number of entities composing the Company's customer base and their geographic dispersion. The Company had two major customers who accounted for 15% and 14% of the Company's net sales during fiscal year 1999; these customers represented 19% and 8% of accounts receivable at June 25, 1999. One major customer who accounted for 16% of the Company's net sales during fiscal year 1998 represented 9% of accounts receivable at June
    26, 1998. Two customers accounted for 13% and 22% of net sales during fiscal year 1997. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses. The allowance for doubtful accounts is composed of:

                                                   June 25,                 June 26,                 June 27,
                                                    1999                     1998                     1997
                                              ----------------         ----------------         ----------------
             Beginning                          $      468,000           $      404,000           $      177,000
             Additions charged to
              cost and expenses                         55,000                   90,000                  376,000
             Recovered                                (229,000)
             Actual write-offs                         (75,000)                ( 26,000)                (149,000)
                                              ----------------         ----------------         ----------------
             Ending                             $      219,000           $      468,000           $      404,000
                                              ================         ================         ================


2.  INVENTORIES

    Inventories consist of the following:

                                                    June 25,                June 26,
                                                      1999                    1998
                                              ----------------         ----------------
             Raw materials                      $      839,000           $      905,000
             Work in progress                          383,000                  696,000
             Finished goods                            577,000                  455,000
                                              ----------------         ----------------
                                                $    1,799,000           $    2,056,000
                                              ================         ================

3.    PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:

                                                                  June 25,                     June 26,
                                                                   1999                         1998
                                                             ----------------             ----------------
             Building and improvements                         $    1,634,000               $    1,806,000
             Leasehold improvements                                 1,040,000                      928,000
             Machinery and equipment                                5,351,000                    9,525,000
             Furniture and fixtures                                   753,000                    1,713,000
             Equipment under capital leases                         1,736,000                      797,000
                                                             ----------------             ----------------
                                                                   10,514,000                   14,769,000

             Less:
                  Accumulated depreciation and
                   amortization                                     4,135,000                    9,427,000
                  Accumulated amortization on
                   equipment under capital leases                     841,000                      673,000
                                                             ----------------             ----------------
                      Net property and equipment               $    5,538,000               $    4,669,000
                                                             ================             ================

    During the year ended June 25, 1999, the Company wrote-off approximately $6,000,000 in property and equipment that had been fully depreciated in prior years.

4.   OTHER ASSETS
      Other assets consist of the following:

                                                                     June 25,         June 26,
                                                                      1999             1998
                                                                --------------     ------------
             Cost in excess of net assets
                  acquired, net of accumulated
                  amortization of $603,000 (1999)
                  and $526,000 (1998)                             $    606,000     $    611,000
             Other                                                      65,000           15,000
                                                                --------------     ------------
             Total                                                $    671,000     $    626,000
                                                                ==============     ============

5.   LINES OF CREDIT

      The Company's subsidiary, TTI Pte, has a secured credit agreement with a bank that provides for a total line of credit of $3,125,000. The agreement contains certain debt covenants including maintaining a minimum net worth of $2,400,000 at TTI Pte. Borrowings under the line were $214,000 and $481,000 at the end of fiscal 1999 and 1998, respectively. The interest rate on borrowings is at the bank's prime rate (6.25% at June 25, 1999) plus 1.25%. Borrowings under this agreement are collateralized by substantially all of TTI Pte's assets. This line of credit expires in March 2000.

      The Company's subsidiary, TTM has a secured credit agreement with a bank that provides for a total line of credit of $132,000. At June 25, 1999 and June 26, 1998, there were no borrowings outstanding. The line of credit bears interest at the bank's reference rate (7.25% at June 25, 1999) plus 2.5%. This line of credit expires in May 2000.

      The Company's subsidiary, TTBk, has a line of credit that provides for borrowings of approximately $141,000. Interest on the line is at the bank's reference rate (10.25% at June 25, 1999) plus 2.2%. There were no borrowings against this line as of June 25, 1999. This line of credit does not have an expiration date.

      The Company obtained a revolving line of credit of $150,000 from a bank bearing interest at 1.25% above the bank's reference rate (7.75% at June 25, 1999). Borrowings under the line amounted to $150,000 as of June 25, 1999 and June 26, 1998. This line of credit expires in February 2000.


6.   ACCRUED EXPENSES

      Accrued expenses consist of the following:

                                                                    June 25,          June 26,
                                                                     1999              1998
                                                                -------------     -------------
             Payroll and related                                 $  1,236,000      $  1,280,000
             Other                                                  1,769,000         2,524,000
                                                                -------------      ------------
             Total                                               $  3,005,000      $  3,804,000
                                                                =============     =============

7.  LONG-TERM DEBT AND CAPITALIZED LEASES

    Long-term debt and capitalized leases consist of the following:

                                                                                June 25,                June 26,
                                                                                 1999                    1998
                                                                           ----------------        ----------------
             Capitalized lease obligations, due in
                  various installments through 2004 bearing
                  interest at rates ranging from 3.5% to 9.00%,
                  collateralized by leased assets (see Note 9)               $    1,204,000          $      197,000

             Mortgage loan, due in monthly
                  installments through 2002, bearing
                  interest at 6.15%                                                 263,000                 294,000

             Mortgage loan, due in monthly
                  installments through 1998, bearing interest
                  at 1.0% above bank reference rate (15.75% at
                  June 26, 1998), collateralized by land and
                  building in TTBk.                                                       -                 123,000

                                                                           ----------------        ----------------
                                                                                  1,467,000                 614,000
                  Less current portion                                              505,000                 188,000
                                                                           ----------------        ----------------
                                                                             $      962,000          $      426,000
                                                                           ================        ================

    Maturities of long-term debt as of June 25, 1999 are as follows (exclusive of capitalized lease obligations):

             Fiscal
              Year
             ------
               2000                                                         $       98,000
               2001                                                                 74,000
               2002                                                                 91,000
                                                                           ---------------
                                                                            $      263,000
                                                                           ===============

8.   TAXES ON INCOME

     The provision for income taxes consist of the following:

                                                               Year Ended
                                       -------------------------------------------------------
                                           June 25,            June 26,            June 27,
                                             1999                1998                1997
                                       ---------------     ---------------     ---------------
           Current:
                Domestic                 $           -       $      24,000       $    (157,000)
                Foreign                         44,000             235,000           1,426,000
                                       ---------------     ---------------     ---------------
                                                44,000             259,000           1,269,000
                                       ---------------     ---------------     ---------------

           Deferred:
                Foreign                          1,000             196,000              (5,000)
                                       ---------------     ---------------     ---------------
                                         $      45,000       $     455,000       $   1,264,000
                                       ===============     ===============     ===============

The pre-tax income (loss) before minority interest related to domestic and foreign operations is as follows:

                                                               Year Ended
                                       -------------------------------------------------------
                                           June 25,            June 26,            June 27,
                                             1999                1998                1997
                                       ---------------     ---------------     ---------------
           Domestic                      $    (500,000)      $     (18,000)      $    (137,000)
           Foreign                             982,000           1,323,000           3,544,000
                                       ---------------     ---------------     ---------------
                                         $     482,000       $   1,305,000       $   3,407,000
                                       ===============     ===============     ===============

The reconciliation between the U.S. federal statutory tax rate and the effective income tax rate is as follows:

                                                                              Year Ended
                                                      -------------------------------------------------------
                                                          June 25,            June 26,            June 27,
                                                            1999                1998                1997
                                                      ---------------     ---------------     ---------------
        Statutory federal tax rate                               35 %                35 %                35 %
        Foreign income taxed at lower rates                     (56)%               (11)%               (24)%
        Deferred income tax asset valuation
          allowance                                              36 %                 8 %                26 %
        Other                                                    (6)%                 3 %
                                                      -------------       -------------       -------------
        Effective rate                                            9 %                35 %                37 %
                                                      =============       =============       =============

The Company files income tax returns in several countries. Income in one country is not offset by losses in another country. Accordingly, no benefit is provided for losses in countries except where the loss can be carried back against income recognized in previous years. Income taxes are provided in those countries where income is earned. The effect of providing tax against profits while not providing benefit for losses results in an effective tax rate that differs from the federal statutory rate.

Total rental expense on all operating leases, both cancelable and noncancelable, amounted to $415,000 in 1999, $407,000 in 1998 and $371,000 in 1997. Total
rental income under sublease was $59,000 in 1999, $70,000 in 1998 and $138,000 in 1997.

The components of deferred income tax assets (liabilities) are as follows:

                                                          June 25,            June 26,
                                                           1999                1998
                                                     --------------       -------------
    Deferred income tax assets:
      Net operating loss carry forward               $    1,515,000       $   1,245,000
      Provision for local tax                               173,000             189,000
      Provision for bad debts                               170,000             181,000
      Reserve for obsolescence                               78,000              42,000
      Other                                                  38,000              28,000
                                                     --------------       -------------
      Total deferred income tax assets                    1,974,000           1,685,000

    Deferred income tax liabilities:
      Depreciation                                          289,000            (315,000)
      Other                                                 293,000            (266,000)
                                                     --------------       -------------
      Total deferred income tax liabilities                 582,000            (581,000)
                                                     --------------       -------------
        Subtotal                                          2,556,000           1,105,000
    Valuation allowance                                  (1,974,000)         (1,685,000)
                                                     --------------       -------------
    Net deferred income tax liability                $     (582,000)      $    (581,000)
                                                     ==============       =============


    At June 25, 1999 the Company has net operating loss carryforwards of approximately $3,497,000 available to offset future U.S. federal income taxes, which expire as follows: $2,394,000 in 2004, $151,000 in 2005,
    $170,000 in 2006 and $782,000 in 2019.



9.  COMMITMENTS AND CONTINGENCIES

    The Company leases certain of its facilities and equipment under long-term agreements expiring at various dates through 2071. Certain of these leases require the Company to pay real estate taxes and insurance and provide for escalation of lease costs based on certain indices. Future minimum payments under capital leases and noncancellable operating leases as of June 25, 1999 are as follows:

                                                                        Capital                                     Rental
    Fiscal Year                                                         Leases                                    Commitment
 ------------------                                              ------------------                          -----------------
   2000                                                                $    470,000                              $     488,000
   2001                                                                     395,000                                    307,000
   2002                                                                     351,000                                    269,000
   2003                                                                      90,000                                    258,000
   2004                                                                      73,000                                     75,000
   Thereafter                                                                                                        2,073,000
                                                                 ------------------                          -----------------
   Total future minimum lease payments                                    1,379,000                              $   3,470,000
                                                                                                             =================
   Less amount representing interest                                       (175,000)
                                                                 ------------------
   Present value of net minimum lease payments                            1,204,000
   Less current portion of capitalized lease obligations                   (424,000)
                                                                 ------------------
   Long-term obligations under capital leases                          $    781,000
                                                                ===================

    On August 24, 1995, the Company was named in a civil action brought against 106 defendants alleging that they may have caused or contributed to soil and groundwater contamination that required the plaintiff to pay $3,750,000 to the Federal Environmental Protection Agency to settle. The Company has not yet had the opportunity to investigate the allegations. In the opinion of management, based on its present information, this matter should not have a material impact on the Company's financial statements.

    The Company is, from time to time, the subject of litigation claims and assessments arising out of matters occurring in its normal business operations. In the opinion of management, resolution of these matters will not have a material adverse effect on the Company's financial statements.

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

    On December 8, 1997, the Company's shareholders approved the Company's 1998 Stock Option Plan (the "1998 Plan") under which employees, officers, directors and consultants receive options to purchase the Company's common stock at a price that is not less than 100 percent of the fair market value at the date of grant. There are 300,000 shares authorized for grant under the 1998 Plan.

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

    The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its Plan. Accordingly, no compensation expense has been recognized. Had compensation cost for the Company's Plan been determined based upon the fair value at the grant date for awards under this Plan consistent with the methodology prescribed under SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                            Year Ended           Year Ended        Year Ended
                                          June 25, 1999        June 26, 1998      June 27, 1997
                                        ---------------      ---------------      -------------
           Net Income:
                As Reported                 $   195,000           $  831,000        $ 1,002,000
                Pro forma                   $  (204,000)          $  (25,000)       $   440,000

           Basic Earnings per Shares:
                As Reported                 $       .07           $     0.34        $      0.51
                Pro forma                   $      (.07)          $    (0.01)       $      0.23

   The fair value of the options granted during fiscal 1999, 1998 and 1997 was $3.85, $7.19 and $5.50, respectively, on the date of grant using the Black Scholes option-pricing model with the assumptions listed below:

                                            Year Ended           Year Ended      Year Ended
                                          June 25, 1999        June 26, 1998    June 27, 1997
                                          -------------        -------------    -------------
           Volatility                              42.1%                49.3%          41.7%
           Risk free interest rate                 5.91%                5.69%           6.1%
           Expected life (years)                   2.65                  3.9            2.1%

   The following tables summarize information concerning outstanding and exercisable options at June 25, 1999:

                                                 Year Ended June 25, 1999
         -------------------------------------------------------------------------------------------------------
                     Options and Warrants Outstanding                        Options and Warrants  Exercisable
         -----------------------------------------------------------      --------------------------------------
              Number         Weighted Average            Weighted               Number               Weighted
            Outstanding          Remaining               Average             Exercisable             Average
           June 25, 1999     Contractual Life         Exercise Price        June 25, 1999         Exercise Price
         ---------------   -------------------   -------------------      ----------------   -------------------
                  20,625                  0.45   $              2.17                20,625   $              2.17
                  36,375                  1.32                  3.00                36,375                  3.00
                  22,500                  1.32                  3.67                11,250                  3.67
                   1,313                  1.32                  3.00                 1,313                  3.00
                   5,625                  2.47                  3.67                 4,219                  3.67
                  30,000                  2.58                  4.67                30,000                  4.67
                  22,500                  2.58                  5.67                22,500                  5.67
                  15,000                  3.27                  5.34                15,000                  5.34
                  45,000                  3.27                  7.70                45,000                  7.70
                 349,600                  3.36                  7.00               349,600                  7.00
                  69,920                  3.36                  5.43                69,920                  5.43
                  34,960                  3.36                  7.00                34,960                  7.00
                  37,500                  3.36                  6.67                37,500                  6.67
                   5,000                  3.45                  7.00                 2,500                  7.00
                  45,000                  4.04                  3.69                45,000                  3.69
                  14,500                  4.04                  4.34                 3,625                  4.34
         ---------------   -------------------   -------------------      ----------------   -------------------
                 755,418                  3.14   $              6.17               729,387   $              6.07
         ===============   ===================   ===================      ================   ===================

   Included in the total options and warrants outstanding at June 25, 1999 were 518,230 warrants issued in fiscal 1997, and 1998, that permit purchase of common stock of the Company at an average price of $7.15.

       The following table summarizes the stock option activity for the three years ended June 25, 1999:

                                                                                                 Number of
                                               Stock Options                                      Shares
              ------------------------------------------------------------------------------    -----------
              Balance at June 28, 1996 (weighted average price of $1.78 per share)                  301,796
                 Granted at a weighted average price of $5.50 per share                              28,500
                 Exercised at a weighted average price of $2.30 per share                          (128,250)
                 Canceled at a weighted average price of $1.52 per share                             (9,084)
                                                                                                -----------

              Balance at June 27, 1997 (weighted average price of $2.06 per share)                  192,962
                 Granted at a weighted average price of $7.19 per share                              87,500
                 Exercised at a weighted average price of $1.66 per share                           (87,774)
                                                                                                -----------

              Balance at June 26, 1998 (weighted average price of $4.77 per share)                  192,688
                 Granted at a weighted average price of $3.85 per share                              59,500
                 Exercised at a weighted average price of $1.60 per share                            (7,500)
                 Canceled at a weighted average price of $1.60 per share                             (7,500)

                                                                                                -----------
              Balance at June 25, 1999 (weighted average price of $4.77 per share)                  237,188
                                                                                                ===========

                                                                                                -----------
              Options exercisable at June 25, 1999                                                  173,178
                                                                                                ===========

11.  SHAREHOLDERS' EQUITY

        In July 1997, the Board of Directors approved a three-for-two stock split. The date of distribution was October 7, 1997. All figures presented in these financial statements give effect to this stock split.

12.  BUSINESS SEGMENTS

        The Company operates principally in three industry segments, the designing and manufacturing of equipment (that tests the structural integrity of integrated circuits and other products), the testing service industry (that performs structural and electronic tests of semiconductor devices)and the distribution of various products from other manufacturers in Singapore and Southeast Asia.

        The allocation of the cost of equipment, the current year investment in new equipment and depreciation expense have been made on the basis of the primary purpose for which the equipment was acquired.

        The Company's wholly owned subsidiary, TTI Pte. in Singapore (including TTI Pte.'s wholly owned subsidiaries TTTS Pte and 55% owned joint venture of TTM) operates in the manufacturing, the testing service and the distribution industry segments.

        All intersegment sales are sales from the manufacturing segments to the testing and distribution segment. Corporate assets mainly consist of cash and prepaid expenses. Corporate expenses mainly consist of salaries, insurance, professional expenses and directors' fees.

                                                                          1999                 1998                1997
                                                                   -----------------    -----------------   -----------------
              Revenues:
                 Manufacturing                                     $       7,923,000    $       7,669,000  $        7,316,000
                 Testing                                                   7,239,000            8,437,000          12,004,000
                 Distribution                                              7,111,000            6,661,000           3,216,000
                                                                   -----------------    -----------------   -----------------
                     Total revenues from reportable segments              22,273,000           22,767,000          22,536,000

                     Elimination of intersegment revenue                  (1,092,000)            (915,000)           (988,000)
                                                                   -----------------    -----------------   -----------------
                                                                   $      21,181,000           21,852,000          21,548,000
                                                                   =================    =================   =================

              Operating profit:
                 Manufacturing                                     $      (1,007,000)   $        (443,000)  $        (881,000)
                 Testing                                                   1,059,000              712,000           3,772,000
                 Distribution                                                325,000              643,000              20,000
                                                                   -----------------    -----------------   -----------------
                     Total operating profit                                  377,000              912,000           2,911,000
                                                                   -----------------    -----------------   -----------------
                 Corporate income (expenses)                                (584,000)              57,000             146,000
                                                                   -----------------    -----------------   -----------------
                     Total operating profit                        $        (207,000)   $         969,000   $       3,057,000
                                                                   =================    =================   =================


              Depreciation and amortization:
                 Manufacturing                                     $         425,000    $         301,000   $         263,000
                 Testing                                                     731,000              585,000           1,074,000
                 Distribution                                                 66,000               58,000              22,000
                                                                   -----------------    -----------------   -----------------
                     Total depreciation and amortization           $       1,222,000    $         944,000   $       1,359,000
                                                                   =================    =================   =================

              Capital expenditures:
                 Manufacturing                                     $         657,000    $         804,000   $         469,000
                 Testing                                                   1,052,000            1 741,000             452,000
                 Distribution                                                154,000               29,000               5,000
                                                                   -----------------    -----------------   -----------------
                     Total capital expenditures                    $       1,863,000    $       2,574,000   $         926,000
                                                                   =================    =================   =================

              Identifiable assets:
                 Manufacturing                                     $       6,835,000    $       7,345,000   $       4,027,000
                 Testing                                                   9,131,000            6,589,000          10,667,000
                 Distribution                                              2,605,000            5,171,000           3,818,000
                 Corporate                                                   361,000              226,000              16,000
                                                                   -----------------    -----------------   -----------------
                     Total assets                                  $      18,932,000    $      19,331,000   $      18,528,000
                                                                   =================    =================   =================


              Net sales into countries:
                 United States                                     $       7,482,000    $       5,143,000   $       2,952,000
                 Singapore                                                 6,934,000            6,955,000           6,483,000
                 Malaysia                                                  2,412,000            3,909,000           7,582,000
                 Thailand                                                  2,156,000            3,280,000           2,780,000
                 Other foreign countries                                   2,197,000            2,565,000           1,751,000
                                                                   -----------------    -----------------   -----------------
                     Total net sales into countries                $      21,181,000    $      21,852,000   $      21,548,000
                                                                   =================    =================   =================

              Long-lived assets:
                 United States                                     $       1,437,000    $       1,127,000   $         385,000
                 Singapore                                                 2,826,000            2,473,000           1,697,000
                 Malaysia                                                    688,000              380,000           1,116,000
                 Thailand                                                    959,000              995,000           1,130,000
                 Ireland                                                     299,000              320,000             357,000
                                                                   -----------------    -----------------   -----------------
                     Total long-lived assets                       $       6,209,000    $       5,295,000   $       4,685,000
                                                                   =================    =================   =================

 13.  QUARTERLY FINANCIAL DATA (UNAUDITED)

      The Company's summarized quarterly financial data are as follows:

Year ended June 26, 1998                                  SEP. 26,          DEC. 26,            MAR. 27,             JUN. 26,
                                                     ----------------   ---------------    ----------------    ------------------
Revenues                                             $     5,095,000    $    4,811,000     $     5,558,000     $       6,388,000
Expenses                                                   4,674,000         4,572,000           5,330,000             5,970,000
                                                     ----------------   ---------------    ----------------    ------------------

Income before income taxes and
        minority interest                                    421,000           239,000             228,000               418,000
Income taxes                                                 162,000            95,000             149,000                49,000
                                                     ----------------   ---------------    ----------------    ------------------
Income before minority interest                              259,000           144,000              79,000               369,000
Minority interest                                            (48,000)           37,000             127,000              (136,000)
                                                     ----------------   ---------------    ----------------    ------------------
Net income                                           $       211,000    $      181,000     $       206,000     $         233,000
                                                     ================   ===============    ================    ==================

Net income per share:
Basic                                                $          0.11    $         0.08     $          0.08     $            0.08
Diluted                                              $          0.10    $         0.08     $          0.08     $            0.08
                                                     ================   ===============    ================    ==================

Year ended June 25, 1999                                  SEP. 25,          DEC. 25,            MAR. 26,             JUN. 25,
                                                     ----------------   ---------------    ----------------    ------------------
Revenues                                             $     5,186,000    $    4,983,000     $     4,950,000     $       6,062,000
Expenses                                                   5,015,000         4,814,000           4,848,000             6,022,000
                                                     ----------------   ---------------    ----------------    ------------------

Income before income taxes and
        minority interest                                    171,000           169,000             102,000                40,000
Income taxes                                                 (80,000)         (104,000)            (83,000)              222,000
                                                     ----------------   ---------------    ----------------    ------------------
Income before minority interest                               91,000            65,000              19,000               262,000
Minority interest                                             10,000           (36,000)                  0              (216,000)
                                                     ----------------   ---------------    ----------------    ------------------
Net income                                           $       101,000    $       29,000     $        19,000     $          46,000
                                                     ================   ===============    ================    ==================

Net income per share:
Basic                                                $          0.04    $         0.01     $          0.01     $            0.02
                                                     ================   ===============    ================    ==================

Diluted                                              $          0.04    $         0.01     $          0.01     $            0.02
                                                     ================   ===============    ================    ==================