Form 10-Q
period 1999-09-24
TRIO TECH INTERNATIONAL
filed 1999-11-08
CIK 732026

=============================================================================

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                             ------------------

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the Quarterly Period Ended September 24, 1999


                                      OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                        Commission File Number 0-13914


                           TRIO-TECH INTERNATIONAL
            (Exact name of Registrant as specified in its Charter)


                California                                 95-2086631
      (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                  Identification Number)

             355 Parkside Drive
          San Fernando, California                             91340
       of principle executive offices)                       (Zip Code)


                 Registrant's Telephone Number:  818-365-9200


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed with the Commission by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ]  No [X]



        Number of shares of common stock outstanding as of October 29, 1999 is 2,747,3935

=============================================================================

TRIO-TECH INTERNATIONAL

INDEX TO CONSOLIDATED FINANCIAL INFORMATION, OTHER INFORMATION AND SIGNATURES
------------------------------------------------------------------------------

                                                                                                                            Page
                                                                                                                            ----
Part I.        Financial Information....................................................................................       3
  Item 1.        Consolidated Financial Statements......................................................................       3
                 Condensed Consolidated Balance Sheets as of September 24, 1999 and June 25, 1999.......................       3
                 Condensed Consolidated Statements of Income for the Three Months Ended September 24, 1999
                 and September 25, 1998.................................................................................       4
                 Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 24, 1999
                 and  September 25, 1998................................................................................       5
                 Notes to Condensed Consolidated Financial Statements...................................................       6

  Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations..................       8
  Item 3.        Quantitative and Qualitative Disclosures about Market Risk.............................................       9

Part II.       Other Information........................................................................................      10
  Item 1.        Legal Proceedings......................................................................................      10
  Item 2.        Changes in Securities and Use of Proceeds..............................................................      10
  Item 3.        Defaults upon Senior Securities........................................................................      10
  Item 4.        Submission of Matters to a Vote of Security Holders....................................................      10
  Item 5.        Other Information......................................................................................      10
  Item 6.        Exhibits and Reports on Form 8-K.......................................................................      10

Signatures     .........................................................................................................      10

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                    Sept. 24,            June 25,
ASSETS                                                                 1999              1999 (a)
                                                                 --------------      ---------------
CURRENT ASSETS:
     Cash                                                        $    1,470,000      $     1,593,000
     Cash deposits                                                    4,302,000            4,499,000
     Trade accounts receivable, less allowance
        for doubtful accounts of $262,000 on
        September 24, 1999 and $219,000 on
        June 25, 1999                                                 5,069,000            4,460,000
     Other receivables                                                  484,000              282,000
     Inventories                                                      1,951,000            1,799,000
     Prepaid expenses and other
        Current assets                                                   99,000               90,000
                                                                 --------------      ---------------
            Total current assets                                     13,375,000           12,723,000

PROPERTY AND EQUIPMENT, Net                                           5,319,000            5,538,000
OTHER ASSETS, Net                                                       680,000              671,000
                                                                 --------------      ---------------
TOTAL ASSETS                                                     $   19,374,000      $    18,932,000
                                                                 ==============      ===============
CURRENT LIABILITIES:
     Lines of credit                                             $      163,000      $       364,000
     Accounts payable                                                 2,883,000            1,989,000
     Accrued expenses                                                 3,097,000            3,005,000
     Income taxes payable                                                83,000               71,000
     Current portion of long-term debt
        and capitalized leases                                          506,000              505,000
                                                                 --------------      ---------------
            Total current liabilities                                 6,732,000            5,934,000
                                                                 --------------      ---------------
LONG-TERM DEBT AND
    CAPITALIZED LEASES,
           Net of current portion                                       866,000              962,000
                                                                 --------------      ---------------
DEFERRED INCOME TAXES                                                   439,000              582,000
                                                                 --------------      ---------------
MINORITY INTEREST                                                     2,419,000            2,403,000
                                                                 --------------      ---------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
     Common stock; authorized,
        15,000,000 shares; issued and
        outstanding, 2,747,335 shares
        (September 24, 1999) and 2,741,334 shares
        (June 25, 1999) stated at                                     8,654,000            8,654,000
     Retained earnings                                                  736,000              692,000
     Accumulated other comprehensive loss                              (472,000)            (295,000)

                                                                 --------------      ---------------
            Total shareholders' equity                                8,918,000            9,051,000
                                                                 --------------      ---------------
TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY                                        $   19,374,000      $    18,932,000
                                                                 ==============      ===============

(a) Derived from audited consolidated financial statements included in the Form 10K for the fiscal year ended June 25, 1999. See notes to condensed consolidated financial statements.

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
-------------------------------------------------------------------------------

                                                                          THREE MONTHS ENDED
                                                                          ------------------
                                                                       Sept. 24,          Sept. 25,
                                                                          1999              1998
                                                                    --------------     -------------
NET SALES                                                           $    5,556,000     $   5,186,000
COST OF SALES                                                            4,122,000         3,504,000
                                                                    --------------     -------------
GROSS PROFIT                                                             1,434,000         1,682,000

OPERATING EXPENSES:
    General and administrative                                             872,000           910,000
    Selling                                                                438,000           571,000
    Research and development costs                                          50,000            80,000
                                                                    --------------     -------------
       Total                                                             1,360,000         1,561,000
                                                                    --------------     -------------

INCOME (LOSS) FROM OPERATIONS                                               74,000           121,000

OTHER INCOME (EXPENSES)
    Interest expense                                                       (21,000)          (52,000)
    Other income                                                            10,000           102,000
                                                                    --------------     -------------
       Total                                                               (11,000)           50,000
                                                                    --------------     -------------
INCOME BEFORE INCOME TAXES AND
    MINORITY INTEREST                                                       63,000           171,000

INCOME TAXES                                                                47,000           (80,000)
                                                                    --------------     -------------
INCOME BEFORE MINORITY INTEREST                                            110,000            91,000

MINORITY INTEREST                                                         (66,000)            10,000
                                                                    --------------     -------------

NET INCOME                                                                  44,000           101,000

OTHER COMPREHENSIVE INCOME (LOSS):
    Foreign currency translation adjustment                               (177,000)          178,000
                                                                    --------------     -------------
COMPREHENSIVE INCOME (LOSS)                                         $     (133,000)    $     279,000
                                                                    ==============     =============
EARNINGS PER SHARE:
    Basic                                                           $         0.02    $         0.04
                                                                    ==============    ==============

    Diluted                                                         $         0.02    $         0.04
                                                                    ==============    ==============
WEIGHTED AVERAGE NUMBER OF COMMON AND
    COMMON POTENTIAL SHARES OUTSTANDING
       Basic                                                             2,742,000         2,754,000
       Diluted                                                           2,758,000         2,769,000

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------

                                                                                    THREE MONTHS ENDED
                                                                                   --------------------
                                                                               Sept. 24,           Sept. 25,
                                                                                  1999                1998
                                                                            --------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                              $       44,000     $       101,000
    Adjustments to reconcile net income to
       net cash (used in) provided by operations:
    Depreciation and amortization                                                  364,000             265,000
    (Gain)/loss on sale of property and equipment                                        0              78,000
    Deferred income taxes                                                         (143,000)              5,000
    Minority interest                                                               (1,000)            (35,000)
    Changes in assets and liabilities:
       Accounts receivable                                                        (609,000)            189,000
       Other receivables                                                          (202,000)             53,000
       Inventories                                                                (152,000)            (50,000)
       Prepaid expenses and other current assets                                    (9,000)            (84,000)
       Other assets                                                                (24,000)             (1,000)
       Accounts payable and accrued expenses                                       998,000             384,000
                                                                            --------------       -------------
           Net cash (used in) provided by operating activities                     266,000             905,000
                                                                            --------------       -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Certificates of deposit                                                        197,000             223,000
    Capital expenditures                                                          (155,000)           (898,000)
                                                                             -------------       -------------
           Net cash (used in) provided by investing activities                      42,000           (675,000)
                                                                             -------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on lines of credit                                                   (214,000)          (481,000)
    Borrowings under lines of credit                                                14,000            143,000
    Principal payments of long-term obligations
       and capitalized leases                                                      (96,000)           (30,000)
    Repurchase of common stock                                                           0            (39,000)
                                                                             -------------       ------------
           Net cash provided by (used in) financing activities                    (296,000)          (407,000)
                                                                             -------------       ------------

EFFECT OF EXCHANGE RATE ON CASH                                                   (135,000)           148,000

NET INCREASE/(DECREASE) IN CASH                                                   (123,000)           (29,000)
CASH, BEGINNING OF PERIOD                                                        1,593,000          3,234,000
                                                                            --------------     --------------
CASH, END OF PERIOD                                                         $    1,470,000     $    3,205,000
                                                                            ==============     ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
    Cash paid during the period for:
       Interest                                                                     21,000             12,000
       Income taxes                                                                 30,000            121,000

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 1.        Basis of Presentation

The interim condensed consolidated financial statements as of September 24, 1999 and as of September 25, 1998, respectively, and for the three-months ended September 24, 1999 and as of September 25, 1998, respectively, are unaudited. In management's opinion, unaudited consolidated financial statements include all adjustments necessary, consisting of normal recurring accruals, for a fair presentation of such information. Certain reclassifications of prior year amounts have been made to conform to the current year financial statement presentation.

The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report for fiscal year ended June 25, 1999.

The consolidated results of operations for the three-month periods ending September 24, 1999 and September 25, 1998, are not necessarily indicative of the results expected for a full year.

NOTE 2.        Inventories

The composition of inventories is as follows (in thousands):

                                                                          Sept. 24,     June, 25,
                                                                             1999           1999
                                                                         ----------    ----------
         Raw materials                                                   $    1,004    $      839
         Work in process                                                        553           383
         Finished goods                                                         394           577
                                                                         ----------    ----------
                                                                         $    1,951    $    1,799
                                                                         ==========    ==========

NOTE 3.        Stock Options

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

                                              Quarter Ended
                                        Sept. 24, 1999    Sept. 25, 1998
                                        --------------    --------------
Net Income (Loss):
  (in thousands)
    As Reported                             $   44            $  101
    Pro forma                              ($   55)          ($    3)

Earnings (Loss) per Share:
    As Reported                             $ 0.02            $ 0.04
    Pro forma                              ($ 0.02)          ($ 0.00)

The preceding calculation uses the Black Scholes option-pricing model with the assumptions listed below:

                                                Quarter Ended
                                        Sept. 24, 1999    Sept. 25, 1998
                                        --------------    --------------
       Volatility                             42.25%           49.45%
       Expected Life (years)                   2.37             3.74
       Discount rate                           5.15%            5.36%

NOTE 4.        Earnings per Share

The Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS"), "Earnings per Share". SFAS 128 replaces the presentation of primary and fully diluted earnings per share ("EPS") with a presentation of basic EPS based upon the weighted-average number of common shares and also requires dual presentation of basic and diluted EPS for companies with "complex capital structures". EPS for the current and prior period has been presented in conformity with the provisions of SFAS 128. The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted EPS for the periods presented herein:

                                                                       Sept. 24,      Sept. 25,
                                                                         1999            1998
                                                                  ---------------   --------------
              Net income used to compute basic
                and diluted earnings per share                    $        44,000   $      101,000
                                                                  ---------------   --------------

              Weighted average number of common
                shares outstanding - basic                              2,742,000        2,754,000

              Dilutive effect of stock options and warrants                16,000           15,000

              Number of shares used to compute
                                                                  ---------------   --------------
                diluted earnings per share                              2,758,000        2,769,000
                                                                  ===============   ==============

The following options and warrants were outstanding during and as of the quarter ended December 25, 1998September 24, 1999 but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares:


                     Type          Shares       Price        Expiration
                     ----          ------       -----        ----------

                 Warrants            22,500      $5.67  January 22, 2002
                 Warrants            30,000      $4.67  January 22, 2002
                 Options             45,000      $7.70  September 30, 2002
                 Warrants            15,000      $5.31  September 30, 2002
                 Options             37,500      $6.67  November 3, 2002
                 Warrants           349,600      $7.00  November 3, 2000
                 Warrants            69,920      $5.43  November 3, 2002
                 Warrants            34,960      $7.00  November 3, 2002
                 Options              5,000      $6.50  December 7, 2002
                 Options             45,000      $3.69  July 8, 2003
                 Options             14,500      $4.34  July 8, 2003
                 Options             45,000      $4.34  July 12, 2004

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

Economic Conditions in Southeast Asia

The Company's operations, balance sheet and cash flows have been affected by recent economic instability in portions of Southeast Asia, which accounted for approximately 58% of the Company's net sales for the three months ending September 24, 1999 and 71% for the year ended June 1999. A currency devaluation in Thailand and continuing currency weaknesses in Thailand, Malaysia and Singapore have required downward accounting adjustments in the U.S. dollar value of net assets located in those countries. Unsettled economic conditions in those countries and elsewhere have had some effect on orders by semiconductor companies for Trio-Tech's testing services. Although the Company's Southeast Asian consolidated results of operations have been profitable, extended economic instability could adversely affect the Company's financial condition, results of operations or cash flows. On September 1, 1998, the government of Malaysia announced its limitation in the movement of certain cash balances denominated in Malaysian currency.

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

Year 2000 Compliance Issue

The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a 2-digit year is commonly referred to as the "Year 2000 Compliance" issue. As the year 2000 approaches, such systems may be unable to accurately process certain date-based information. The Company has reviewed all significant internal applications and believes it has implemented modifications necessary to ensure Year 2000 compliance, other than with respect to 55% owned Trio-Tech Malaysia. The Company anticipates that 55% owned Trio-Tech Malaysia will be compliant by December 1999.

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

The total cost to the Company of these Year 2000 Compliance activities has not been and is not anticipated to be material to its financial position or to its results of operations. These costs and the date on which the Company plans to complete the Year 2000 Compliance modification and testing processes are based on management?s best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.

Quarter Ended September 24, 1999 ("2000") Compared to Quarter Ended September
-----------------------------------------------------------------------------
25, 1998 ("1999")
----------------

Net sales increased by $370,000 or 7.1% from $5,186,000 in 1999 to $5,556,000 in
2000 due primarily to an upturn in the semiconductor industry. Net sales for the Far East operations decreased $528,000 or 7.8% from $3,752,000 in 1999 to $3,223,000 in 2000 due mainly to lower testing volume in Singapore.

Cost of sales increased $618,000 or 17.6% from $3,504,000 in 1999 to $4,122,000 in 2000. As a percentage of sales, it increased 6.6% from 67.6% in 1999 to 74.2% in 2000. This decrease in profitability is primarily due to a shift in relative sales from high margin test services to lower margin distribution sales.

Operating expenses decreased by $171,000 or 11.4% from $1,481,000 in 1999 to $1,310,000 in 2000 as a result of a series of implemented cost controls.

Research and development expenses decreased by $30,000 to $50,000 in 2000 from $80,000 in 1999 due to the maturity in the development of a range of Artic Temperature Controlled Chucks.

Interest expense decreased in 1999 by $31,000 or 59.6%, from $52,000 in 1999 to $21,000 in 2000, due to decreases in lines of credit.

Other income has decreased by $92,000 or 90.2% from $102,000 in 1999 to $10,000 in 2000 primarily due sale tax and additional provisions in the doubtful accounts, off-set by interest income earned on certificates of deposit in Malaysia.

Liquidity and Capital Resources

The Company's working capital decreased by $146,000 to $6,6433,000 as of September 24, 1999 as compared to June 25, 1999 due to capital expenditures, tax payments and repayment of short term borrowings and an unrealized currency translation loss, due to a currency depreciation in Southeast Asia relative to the U.S. Dollar during the quarter.

The Company's subsidiary, TTI Pte, has obtained a line of credit from a bank which provides for a line of credit of $2,952,000. There were no borrowings against this line as of September 24, 1999. The interest rate on borrowings is at the bank's prime rate (6.25% at September 24, 1999) plus 1.25%. Borrowings under this agreement are collateralized by substantially all of TTI Pte's assets.

The Company's subsidiary, TTKL, has obtained a line of credit from a bank which provides for borrowings of $132,000. Borrowings under the line amounted to $14,000 as of September 24, 1999.

The Company's subsidiary, TTBk, has a secured line of credit with a bank which provides for a total line of credit of $50,000. There were no borrowings under the line as of September 24, 1999.

The Company's subsidiary, TT Ireland, has a credit agreement with a bank which provides a term loan of $400,000. Borrowings under these lines amounted to $264,000 as of September 24, 1999. Interest is at the bank's prime rate (2.65% at September 24, 1999) plus 3.5%.

The Company has a revolving line of credit of $150,000 from a bank bearing interest at 1.8% above the bank's reference rate (7.75% at September 24, 1999). Borrowings under the line amounted to $150,000 as of December 25, 1998September 24, 1999.

Approximately $3,500,000 of cash is held in the Company's 55% owned Malaysian subsidiary. $2,000,000 of this cash is denominated in the currency of Malaysia. In September 1998 the Malaysian government approved a program to limit the movement of certain cash balances denominated in Malaysian currency.

Material Changes in Financial Position

There have not been any material changes in the financial position since the end of the last Fiscal Year End.

Material Changes in Results of Operations

The gross profit margin has declined 76.60% for the quarter ended September 24, 1999, as compared to the corresponding quarter in the prior year, and is primarily due to a shift in relative sales from high margin test services to lower margin distribution sales.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
----------------------------------------------------------------------------

Because the Company comes within the definition "a small business issuer" the Quantitative and Qualitative Disclosures about Market Risk is not applicable.

PART II. OTHER INFORMATION
-------------------------------------------------------------------------------

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

Item 5.  Other Information

         Not applicable

Item 6.  Exhibits and reports on Form 8-K

         (a)  Exhibits
                  Exhibit 27  Financial Data Schedule

         (b)  Reports on Form 8-K
                  The Registrant filed the following reports on Form 8-K with the Securities and Exchange Commission during the first quarter or quarter of fiscal 2000:

                  None


                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            TRIO-TECH INTERNATIONAL


                            By:   /s/ Victor H.M. Ting
                               ---------------------------------------
                               VICTOR H.M. TING
                               Vice President and
                               Chief Financial Officer
                             Dated: November 4, 1999


                            By:   /s/ A. Charles Wilson
                               ---------------------------------------
                               A. Charles Wilson
                               Chairman of the Board of Directors
                               Dated: November 4, 1999