Form 10-Q
period 1999-12-31
TRIO TECH INTERNATIONAL
filed 2000-02-14
CIK 732026

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 _____________

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended December 31, 1999

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


Number of shares of common stock outstanding as of February 4, 2000 is 2,761,960


================================================================================

TRIO-TECH INTERNATIONAL

INDEX TO CONSOLIDATED FINANCIAL INFORMATION,  OTHER INFORMATION AND SIGNATURE
--------------------------------------------------------------------------------

                                                                                                                              Page
                                                                                                                              ----
Part I.      Financial Information..........................................................................................   3
  Item 1.      Consolidated Financial Statements............................................................................   3
               Condensed Consolidated Balance Sheets as of December 31, 1999 and June 25, 1999..............................   3
               Condensed Consolidated Statements of Income for the Six Months Ended December 31, 1999 and
               December 25, 1998............................................................................................   4
               Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 1999 and
               December 25, 1998............................................................................................   5
               Notes to Condensed Consolidated Financial Statements.........................................................   6

  Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations........................   8
  Item 3.      Quantitative and Qualitative Disclosures about Market Risk...................................................   9

Part II.     Other Information..............................................................................................   10
  Item 1.      Legal Proceedings............................................................................................   10
  Item 2.      Changes in Securities and Use of Proceeds....................................................................   10
  Item 3.      Defaults upon Senior Securities..............................................................................   10
  Item 4.      Submission of Matters to a Vote of Security Holders..........................................................   10
  Item 5.      Other Information............................................................................................   10
  Item 6.      Exhibits and Reports on Form 8-K.............................................................................   10

Signatures   ...............................................................................................................   11

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                     Dec. 31,            June 25,
ASSETS                                                                 1999              1999 (a)
                                                                 ---------------     ----------------
CURRENT ASSETS:
     Cash                                                        $    1,437,000      $     1,593,000
     Cash deposits                                                    5,734,000            4,499,000
     Trade accounts receivable, less allowance
        for doubtful accounts of $256,000 on
        December 31, 1999 and $219,000 on
        June 25, 1999                                                 4,879,000            4,460,000
     Other receivables                                                  340,000              282,000
     Inventories                                                      2,502,000            1,799,000
     Prepaid expenses and other
        Current assets                                                  133,000               90,000
                                                                 --------------      ---------------
            Total current assets                                     15,025,000           12,723,000

PROPERTY AND EQUIPMENT, Net                                           4,665,000            5,538,000
OTHER ASSETS, Net                                                       654,000              671,000
                                                                 --------------      ---------------
TOTAL ASSETS                                                     $   20,344,000      $    18,932,000
                                                                 ==============      ===============

CURRENT LIABILITIES:
     Lines of credit                                             $      185,000      $       364,000
     Accounts payable                                                 3,138,000            1,989,000
     Accrued expenses                                                 2,995,000            3,005,000
     Income taxes payable                                               213,000               71,000
     Current portion of long-term debt
        and capitalized leases                                          483,000              505,000
                                                                 --------------      ---------------
            Total current liabilities                                 7,014,000            5,934,000
                                                                 --------------      ---------------
LONG-TERM DEBT AND
    CAPITALIZED LEASES,
           Net of current portion                                       779,000              962,000
                                                                 --------------      ---------------
DEFERRED INCOME TAXES                                                   446,000              582,000
                                                                 --------------      ---------------
MINORITY INTEREST                                                     2,417,000            2,403,000
                                                                 --------------      ---------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
     Common stock; authorized, 15,000,000 shares; issued and
        outstanding, 2,761,960 shares (December 31, 1999) and
        2,741,334 shares (June 25, 1999) stated at                    8,698,000            8,654,000
     Retained earnings                                                1,241,000              692,000
     Accumulated other comprehensive loss                              (251,000)            (295,000)
                                                                 --------------      ---------------
            Total shareholders' equity                                9,688,000            9,051,000
                                                                 --------------      ---------------
TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY                                        $   20,344,000      $    18,932,000
                                                                 ==============      ===============

(a) Derived from audited consolidated financial statements included in the Form 10K for the fiscal year ended June 25, 1999.


See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
--------------------------------------------------------------------------------

                                                       Six Months Ended                 Three Months Ended
                                              -------------------------------  ----------------------------------
                                                  Dec. 31,        Dec. 25,        Dec. 31,       Dec. 25,
                                                    1999            1998            1999           1998
                                                -------------   -------------    ------------   ------------
NET SALES                                     $   12,343,000  $   10,169,000   $   6,787,000  $   4,983,000
COST OF SALES                                      9,173,000       7,123,000       5,051,000      3,619,000
                                              --------------- ---------------  -------------- --------------
GROSS PROFIT                                       3,170,000       3,046,000       1,736,000      1,364,000
OPERATING EXPENSES:
    General and administrative                     1,958,000       1,794,000       1,086,000        884,000
    Selling                                          890,000         972,000         452,000        401,000
    Research and development costs                    91,000         157,000          41,000         77,000
                                              --------------- ---------------  -------------- --------------
       Total                                       2,939,000       2,923,000       1,579,000      1,362,000
                                              --------------- ---------------  -------------- --------------

INCOME (LOSS) FROM OPERATIONS                        231,000         123,000         157,000          2,000
OTHER INCOME (EXPENSES)
    Interest expense                                 (63,000)        (97,000)        (42,000)       (45,000)
    Other income                                     493,000         314,000         483,000        212,000
                                              --------------- ---------------  -------------- --------------
       Total                                         430,000         217,000         441,000        167,000
                                              --------------- ---------------  -------------- --------------

INCOME BEFORE INCOME TAXES AND
    MINORITY INTEREST                                661,000         340,000         598,000        169,000
INCOME TAXES                                          64,000         184,000         111,000        104,000
                                              --------------- ---------------  -------------- --------------

INCOME BEFORE MINORITY INTEREST                      597,000         156,000         487,000         65,000
MINORITY INTEREST                                     48,000          26,000         (18,000)        36,000
                                              --------------- ---------------  -------------- --------------
NET INCOME                                           549,000         130,000         505,000         29,000

OTHER COMPREHENSIVE INCOME(LOSS):
    Foreign currency translation adjustment           46,000          87,000         223,000        (91,000)
                                              --------------- ---------------  -------------- --------------

COMPREHENSIVE INCOME (LOSS)                   $      595,000  $      217,000   $     728,000  $     (62,000)
                                              =============== ===============  ============== ==============
EARNINGS PER SHARE:
    Basic                                     $         0.20  $         0.05   $        0.18  $        0.01
                                              =============== ===============  ============== ==============

    Diluted                                   $         0.20  $         0.05   $        0.18  $        0.01
                                              =============== ===============  ============== ==============

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
POTENTIAL
    SHARES OUTSTANDING
       Basic                                       2,745,000       2,748,000       2,748,000      2,742,000
       Diluted                                     2,759,000       2,761,000       2,767,000      2,753,000

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                      SIX MONTHS ENDED
                                                                           --------------------------------------
                                                                                 Dec. 31,           Dec. 25,
                                                                                   1999               1998
                                                                           -----------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                              $        549,000     $      130,000
    Adjustments to reconcile net income to
       net cash (used in) provided by operations:
    Depreciation and amortization                                                    718,000            559,000
    (Gain)/loss on sale of property and equipment                                   (551,000)           112,000
    Deferred income taxes                                                           (136,000)            14,000
    Minority interest                                                                 14,000            (42,000)
    Changes in assets and liabilities:
       Accounts receivable                                                          (419,000)           867,000
       Other receivables                                                             (58,000)            77,000
       Inventories                                                                  (703,000)           166,000
       Prepaid expenses and other current assets                                     (43,000)          (152,000)
       Other assets                                                                  (24,000)            (1,000)
       Accounts payable and accrued expenses                                       1,281,000           (591,000)
                                                                            ----------------     --------------
           Net cash (used in) provided by operating activities                       628,000          1,139,000
                                                                            ----------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Certificates of deposit                                                       (1,235,000)           626,000
    Capital expenditures                                                            (776,000)        (1,192,000)
    Proceeds from sale of property and equipment                                   1,560,000                  0
                                                                            ----------------     --------------
           Net cash (used in) provided by investing activities                      (451,000)          (566,000)
                                                                            ----------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on lines of credit                                                     (214,000)          (481,000)
    Borrowings under lines of credit                                                  35,000
    Principal payments of long-term obligations
       and capitalized leases                                                       (205,000)          (112,000)
    Proceeds from long-term obligations                                                                 143,000
    Issuance of common stock                                                          44,000
    Repurchase of common stock                                                                          (42,000)
                                                                            ----------------     --------------
           Net cash (used in) provided by financing activities                      (340,000)          (492,000)
                                                                            ----------------     --------------

EFFECT OF EXCHANGE RATE ON CASH                                                        7,000            (16,000)

NET INCREASE/(DECREASE) IN CASH                                                     (156,000)           (65,000)
CASH, BEGINNING OF PERIOD                                                          1,593,000          3,234,000
                                                                            ----------------     --------------
CASH, END OF PERIOD                                                         $      1,437,000     $    3,299,000
                                                                            ================     ==============

   SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION
      Cash paid during the period for:
       Interest                                                                       51,000             35,000
       Income taxes                                                                   75,000            356,000

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.  Basis of Presentation

The interim condensed consolidated financial statements as of December 31, 1999 and as of December 25, 1998, respectively, and for the six-months ended December 31, 1999 and as of December 25, 1998, respectively, are unaudited. In management's opinion, unaudited consolidated financial statements include all adjustments necessary, consisting of normal recurring accruals, for a fair presentation of such information. Certain reclassifications of prior year amounts have been made to conform to the current year financial statement presentation.

The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report for fiscal year ended June 25, 1999.

The consolidated results of operations for the three-month periods ending December 31, 1999 and December 25, 1998, are not necessarily indicative of the results expected for a full year.

NOTE 2.  Inventories

The composition of inventories is as follows (in thousands):

                                                   Dec. 31,      June 25,
                                                    1999           1999
                                                  ---------     ---------
         Raw materials                            $    926      $    839
         Work in process                             1,257           383
         Finished goods                                319           577
                                                  ---------     ---------
                                                  $  2,502      $  1,799
                                                  =========     =========


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

                                                        Quarter Ended
                                               Dec. 31, 1999      Dec. 25, 1998
                                               -------------      -------------
       Net Income (Loss):
        (in thousands)
         As Reported                              $  549             $    29
           Pro forma                              $  384             ($   52)

       Earnings (Loss) per Share:
           As Reported                            $ 0.20             $  0.01
           Pro forma                              $ 0.14             ($ 0.02)


       The preceding calculation uses the Black Scholes option-pricing model with the assumptions listed below:

                                                         Quarter Ended
                                              Dec. 31, 1999       Dec. 25, 1998
                                              -------------       -------------

       Volatility                                37.61%               41.78%
       Expected Life (years)                      2.80                 3.50
       Discount rate                              5.91%                5.61%

Note 4. Earnings per Share

The Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS"), "Earnings per Share". SFAS 128 replaces the presentation of primary and fully diluted (EPS) with a presentation of basic EPS based upon the weighted- average number of common shares and also requires dual presentation of basic and diluted EPS for companies with "complex capital structures". EPS for the current and prior period has been presented in conformity with the provisions of SFAS 128. The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted EPS for the periods presented herein:

                                                           Dec. 31,     Dec. 25,
                                                             1999         1998
                                                          ----------   ---------

       Net income used to compute basic
         and diluted earnings per share                   $  549,000  $  131,000
                                                          ----------  ----------

       Weighted average number of common
         shares outstanding - basic                        2,745,000   2,748,000

       Dilutive effect of stock options and warrants          14,000      13,000

       Number of shares used to compute
                                                          ----------  ----------
         diluted earnings per share                        2,759,000   2,761,000
                                                          ==========  ==========


The following options and warrants were outstanding during and as of the quarter ended December 31, 1999 but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares:

                Type         Shares     Price            Expiration
                ----         ------     -----            ----------
              Warrants       22,500      $5.00      January 22, 2002
              Warrants       30,000      $4.67      January 22, 2002
              Options        45,000      $5.00      September 30, 2002
              Warrants       15,000      $5.00      September 30, 2002
              Options        37,500      $5.00      November 3, 2002
              Warrants      349,600      $5.00      November 3, 2000
              Warrants       69,920      $5.00      November 3, 2002
              Warrants       34,960      $5.00      November 3, 2002
              Options         5,000      $5.00      December 7, 2002
              Options        45,000      $3.69      July 8, 2003
              Options        14,500      $4.34      July 8, 2003
              Options        45,000      $4.34      July 12, 2004

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Economic Conditions in Southeast Asia

The Company's operations, balance sheet and cash flows have been affected by past economic instabilities in portions of Southeast Asia, which accounted for approximately 58% of the Company's net sales for the six months ending December 31, 1999 and 71% for the year ended June 1999. A currency devaluation in Thailand and continuing currency weaknesses in Thailand, Malaysia and Singapore have required downward accounting adjustments in the U.S. dollar value of net assets located in those countries. Unsettled economic conditions in those countries and elsewhere have had some effect on orders by semiconductor companies for Trio-Tech's testing services. Although the Company's Southeast Asian consolidated results of operations have been profitable, extended economic instability could adversely affect the Company's financial condition, results of operations or cash flows. On September 1, 1998, the government of Malaysia announced its limitation in the movement of certain cash balances denominated in Malaysian currency.

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

Year 2000 Compliance Issue

The Company completed its Year 2000 compliance program in the quarter ended December 31, 1999, including its compliance program for 55% owned Trio-Tech Malaysia. The total costs and expenditures with respect to the Company's Year 2000 compliance program were not material to the Company's financial position or its results of operations. As of the date of this report, the Company has not experienced any material Year 2000 problems internally or from any outside sources.

Quarter Ended December 31, 1999 ("2000") Compared to Quarter Ended December 25,
-------------------------------------------------------------------------------
1998 ("1999")
-------------

Net sales increased by $1,804,000 or 36.2% from $4,983,000 in 1999 to $6,787,000 in 2000 due to an upturn in the semiconductor industry and the improvement in the economic conditions in Southeast Asia. Net sales for the Far East operations increased $204,000 or 5.6% from $3,664,000 in 1999 to $3,868,000 in 2000 due mainly to higher testing volume in Malaysia.

Cost of sales increased $1,432,000 or 39.6% from $3,619,000 in 1999 to $5,051,000 in 2000. As a percentage of sales, it increased 1.8% from 72.6% in 1999 to 74.4% in 2000. This increase is primarily due to not optimizing the testing capacity; costs of sale for testing operation are semi-variable in nature.

Operating expenses increased by $217,000 or 19.7% from $1,362,000 in 1999 to $1,579,000 in 2000 partially as a result of re-classifying expenses from International Accounting Standards to Generally Accepted Accounting Policies, re-classifying research & development and for increased commissions and wages from the increase in sales.

Research and development expenses decreased by $36,000 to $41,000 in 2000 from $77,000 in 1999 due to the maturity in the development of a range of Artic Temperature Controlled Chucks.

Interest expense decreased in 1999 by $3,000 or 6.7%, from $45,000 in 1999 to $42,000 in 2000, due to decreases in lines of credit.

Other income increased by $271,000 or 127.8% from $212,000 in 1999 to $483,000 in 2000 primarily due to the gain of $562,000 on the sale of the building in Jurong, offset by a provision for the downsizing of the facility in Kuala Lumpur of $228,000 and other decreases in interest, exchange and miscellaneous income of $63,000.

Liquidity and Capital Resources

Net cash generated by operating activities during the quarter ended December 31, 1999 was $628,000 compared to $1,139,000 generated by operating activities during the quarter ended December 25, 1998. The cash flow from operating activities for the six months ended December 31, 1999 was comprised of an increase in accounts payable and accrued expenses of $1,281,000, expenses on the sale of property and equipment of $551,000 an increase in accounts receivable of $477,000 and an increase in deferred income tax of $136,000. These amounts were partially offset by positive cash flow comprised of $549,000 from net income, $718,000 of non-cash depreciation and amortization, an increase in inventories of $703,000 and an increase in prepaid and other current assets of $67,000.

Net cash used by investing activities during the quarter ended December 31, 1999 was $451,000 compared to $566,000 used by investing activities during the quarter ended December 25, 1998. Net cash used by investing activities was increased by the proceeds from the sale of property and equipment in the amount of $1,560,000 and were offset by capital expenditures of $776,000, and an increase in certificates of deposits of $1,235,000.

Net cash used by financing activities during the quarter ended December 31, 1999 was $340,000 compared to $492,000 used by financing activities during the quarter ended December 25, 1998. The significant cash outflows from financing activities include $419,000 of payments on lines of credit, long-term obligations and capitalized leases. The cash outflows were partially offset by a cash inflow of $35,000 from additional borrowing under lines of credit and proceeds of $44,000 from the exercise of options to purchase common stock granted under the Employee Stock Option Plan.

The Company's subsidiary, TTI Pte, has a secured credit agreement with a bank that provides for a total line of credit of $2,700,000. The agreement contains certain debt covenants including maintaining a minimum net worth of $2,400,000 at TTI Pte. There were no borrowings under the line at the end of December 31, 1999 and December 25, 1998, respectively. The interest rate on borrowings is at the bank's prime rate (6.25% at June 25, 1999) plus 1.25%. Borrowings under this agreement are collateralized by substantially all of TTI Pte's assets. This line of credit expires March 2000.

The Company's subsidiary, TTM, has a secured credit agreement with a bank that provides for a total line of credit of $132,000. At December 31, 1999, there were no borrowings outstanding. The line of credit bears interest at the bank's reference rate (8.25% at December 31, 1999) plus 2.5%. This line of credit expires May 2000.


The Company's subsidiary, TTBk, has a line of credit that provides for borrowings of approximately $51,000. Interest on the line is at the bank's reference rate (10.25% at June 25, 1999) plus 2.2%. Borrowings against this line as of December 31, 1999 amounted to $35,000. This line of credit does not have an expiration date.

The Company's subsidiary, TT Ireland, has a credit agreement with a bank, which provides a term loan of $400,000. Borrowings under these lines amounted to $243,000 as of December 31, 1999. Interest is at the bank's prime rate (3.54% at December 31, 1999) plus 3.5%.

The Company has a revolving line of credit of $150,000 from a bank bearing interest at 1.8% above the bank's reference rate (8.25% at December 31, 1999). Borrowings under the line amounted to $150,000 as of December 31, 1999.

Approximately $3,500,000 of cash is held in the Company's 55% owned Malaysian subsidiary. $2,329,000 of this cash is denominated in the currency of Malaysia. In September 1998 the Malaysian government approved a program to limit the movement of certain cash balances denominated in Malaysian currency.

Material Changes in Financial Position

There have not been any material changes in the financial position since the end of the last Fiscal Year.

Material Changes in Results of Operations

There have not been any material changes in the results of operations since the end of the last Fiscal Year.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

Because the Company comes within the definition of "a small business issuer" the Quantitative and Qualitative Disclosures about Market Risk is not applicable.

TRIO-TECH INTERNATIONAL

PART II. OTHER INFORMATION
--------------------------------------------------------------------------------

Item 1.  Legal Proceedings

         Not applicable

Item 2.  Changes in Securities and Use of Proceeds

         Not applicable

Item 3.  Defaults Upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to Vote of Security Holders

         (a) The Company held its annual meeting of shareholders on December 6, 2000.

         (b) The Company solicited proxies for the meeting pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to the management's nominees as listed in the Proxy Statement for the meeting. All of such nominees were elected.

         (c) The only matter voted on at the meeting was the election of directors. The vote for the nominee directors was as follows:

                                                Votes
                                 ------------------------------------
              Name                  For         Against      Withheld
         -----------------       ----------   -----------  ----------
         Jason T. Adelman         2,774,186                  35,854
         Frank S. Gavin           2,774,186                  35,854
         Richard M. Horowitz      2,774,186                  35,854
         F.D. (Chuck) Rogers      2,774,186                  35,854
         William L. Slover        2,774,186                  35,854
         S.W. Yong                2,774,186                  35,854
         A. Charles Wilson        2,774,186                  35,854


Item 5.  Other Information

         Not applicable

Item 6.  Exhibits and reports on Form 8-K

         (a) Exhibits
                  Exhibit 27 Financial Data Schedule

         (b) Reports on Form 8-K
                  The Registrant filed the following reports on Form 8-K with the Securities and Exchange Commission during the second quarter of fiscal 2000:

                  None

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         TRIO-TECH INTERNATIONAL


                                         By: /s/ Victor H.M. Ting
                                            --------------------------
                                            VICTOR H.M. TING
                                           Vice President and
                                           Chief Financial Officer
                                          Dated: February 11, 2000


                                         By: /s/ A. Charles Wilson
                                            --------------------------
                                            A. Charles Wilson
                                            Chairman of the Board of Directors
                                            Dated: February 11, 2000