Form 10-Q
period 2000-03-31
TRIO TECH INTERNATIONAL
filed 2000-05-15
CIK 732026

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               _________________

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the Quarterly Period Ended March 31, 2000

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


  Number of shares of common stock outstanding as of May 2, 2000 is 2,764,957

================================================================================

TRIO-TECH    INTERNATIONAL

INDEX TO CONSOLIDATED FINANCIAL INFORMATION, OTHER INFORMATION AND SIGNATURE
----------------------------------------------------------------------------

                                                                                                                            Page
                                                                                                                            ----
Part I.         Financial Information...................................................................................      3
  Item 1.       Consolidated Financial Statements.......................................................................      3
                Condensed Consolidated Balance Sheets as of March 31, 2000 and June 25, 1999............................      3
                Condensed Consolidated Statements of Income for the Nine Months Ended March 31, 2000 and March 26,
                1999....................................................................................................      4
                Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2000 and March 26,
                1999....................................................................................................      5
                Notes to Condensed Consolidated Financial Statements....................................................      6
  Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations...................      8
  Item 3.       Quantitative and Qualitative Disclosures about Market Risk...... .......................................      9

Part II.        Other Information.......................................................................................      10
  Item 1.       Legal Proceedings.......................................................................................      10
  Item 2.       Changes in Securities and Use of Proceeds...............................................................      10
  Item 3.       Defaults upon Senior Securities.........................................................................      10
  Item 4.       Submission of Matters to a Vote of Security Holders.....................................................      10
  Item 5.       Other Information.......................................................................................      10
  Item 6.       Exhibits and Reports on Form 8-K........................................................................      10

Signatures      ........................................................................................................      11

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------

                                                                                        Mar. 31,          June 25,
ASSETS                                                                                      2000           1999 (a)
                                                                                      ------------     ------------
CURRENT ASSETS:
   Cash                                                                               $  1,120,000    $  1,593,000
   Cash deposits                                                                         5,203,000       4,499,000
   Trade accounts receivable, less
      allowance for doubtful
      accounts of $262,000 in
      2000 and $219,000 in 1999                                                          4,962,000       4,460,000
   Other receivables                                                                       579,000         282,000
   Inventories                                                                           2,656,000       1,799,000
   Prepaid expenses and other
      current assets                                                                       179,000          90,000
                                                                                      ------------    ------------
          Total current assets                                                          14,699,000      12,723,000

PROPERTY AND EQUIPMENT,  Net                                                             4,550,000       5,538,000
OTHER ASSETS,  Net                                                                         986,000         671,000
                                                                                      ------------    ------------
TOTAL ASSETS                                                                          $ 20,235,000    $ 18,932,000
                                                                                      ============    ============


CURRENT LIABILITIES:
   Lines of credit                                                                    $    151,000    $    364,000
   Accounts payable                                                                      3,171,000       1,989,000
   Accrued expenses                                                                      2,743,000       3,005,000
   Income taxes payable                                                                    394,000          71,000
   Current portion of long-term debt
      and capitalized leases                                                               385,000         505,000
                                                                                      ------------    ------------
         Total current liabilities                                                       6,844,000       5,934,000
                                                                                      ------------    ------------
LONG-TERM DEBT AND
    CAPITALIZED LEASES,
        Net of current portion                                                             742,000         962,000
                                                                                      ------------    ------------
DEFERRED INCOME TAXES                                                                      434,000         582,000
                                                                                      ------------    ------------
MINORITY INTEREST                                                                        2,375,000       2,403,000
                                                                                      ------------    ------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
    Common stock; authorized, 15,000,000
        shares; issued and outstanding, 2,764,957
        shares (March 31, 2000) and 2,741,334
        shares (June 25,  1999) stated at                                                8,698,000       8,654,000
     Retained earnings                                                                   1,355,000         692,000
     Accumulated other comprehensive loss                                                 (213,000)       (295,000)
                                                                                      ------------    ------------
            Total shareholders' equity                                                   9,840,000       9,051,000
                                                                                      ------------    ------------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                                                                $ 20,235,000    $ 18,932,000
                                                                                      ============    ============

(a) Derived from audited consolidated financial statements included in the Form 10K for the fiscal year ended June 25, 1999.


See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
-------------------------------------------------------------------------------

                                                             Nine Months Ended                               Three Months Ended
                                                   --------------------------------------     -------------------------------------
                                                        Mar. 31,               Mar. 26,            Mar. 31,             Mar. 26,
                                                          2000                   1999                2000                 1999
                                                   -----------------       --------------     ----------------     ----------------
NET SALES                                             $   18,269,000       $   15,120,000        $   5,925,000        $   4,950,000
COST OF SALES                                             13,575,000           10,700,000            4,402,000            3,576,000
                                                      --------------       --------------        -------------        -------------
GROSS PROFIT                                               4,694,000            4,420,000            1,523,000            1,374,000

OPERATING EXPENSES:
     General and administrative                            2,915,000            2,765,000              957,000              971,000
     Selling                                               1,304,000            1,247,000              414,000              275,000
     Research and development costs                          136,000              247,000               45,000               90,000
                                                      --------------       --------------        -------------        -------------
         Total                                             4,355,000            4,259,000            1,416,000            1,336,000
                                                      --------------       --------------        -------------        -------------

INCOME FROM OPERATIONS                                       338,000              161,000              107,000               38,000

OTHER INCOME (EXPENSES)
     Interest expense                                        (91,000)            (138,000)             (27,000)             (40,000)

     Other income                                            619,000              418,000              126,000              104,000
                                                      --------------       --------------        -------------        -------------
         Total                                               528,000              280,000               99,000               64,000
                                                      --------------       --------------        -------------        -------------
INCOME BEFORE INCOME TAXES AND
   MINORITY INTEREST                                         867,000              441,000              206,000              102,000

INCOME TAXES                                                 129,000              267,000               65,000               83,000
                                                      --------------       --------------        -------------        -------------
INCOME BEFORE MINORITY INTEREST                              738,000              174,000              141,000               19,000

MINORITY INTEREST                                             75,000               26,000               27,000                    0
                                                      --------------       --------------        -------------        -------------
NET INCOME                                                   663,000              148,000              114,000               19,000

OTHER COMPREHENSIVE INCOME (LOSS):
     Foreign currency translation adjustment                  82,000               28,000               38,000              (59,000)
                                                      --------------       --------------        -------------        -------------
COMPREHENSIVE INCOME (LOSS)                           $      745,000       $      176,000        $     152,000        $     (40,000)
                                                      ==============       ==============        =============        =============

EARNINGS PER SHARE:
     Basic                                            $         0.24       $         0.05        $        0.04        $        0.01
                                                      ==============       ==============        =============        =============

     Diluted                                          $         0.23       $         0.05        $        0.04        $        0.01
                                                      ==============       ==============        =============        =============

WEIGHTED AVERAGE NUMBER OF COMMON AND
     COMMON POTENTIAL SHARES OUTSTANDING
       Basic                                               2,749,000            2,746,000            2,757,000            2,741,000
       Diluted                                             2,856,000            2,758,000            3,049,000            2,752,000

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------



                                                                                                        Nine Months Ended
                                                                                          ------------------------------------------
                                                                                                 Mar. 31,                 Mar. 26,
                                                                                                   2000                     1999
                                                                                          -----------------        -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                              $      663,000           $     148,000
     Adjustments to reconcile net income to
        net cash (used in) provided by operations:
      Depreciation and amortization                                                               1,038,000                 851,000
      (Gain)/loss on sale of property and equipment                                                (535,000)                109,000
      Deferred income taxes                                                                        (148,000)                (10,000)
      Minority interest                                                                               8,000                  (61,00)
      Changes in assets and liabilities:
        Accounts receivable                                                                        (502,000)                415,000
        Other receivables                                                                          (297,000)                 26,000
        Inventories                                                                                (857,000)                 (4,000)
        Prepaid and other current assets                                                            (89,000)               (238,000)
        Other assets                                                                               (336,000)                (82,000)
        Accounts payable, accrued expenses and income taxes                                       1,242,000              (1,151,000)
                                                                                             --------------           -------------
            Net cash (used in) provided by operating activities                                     187,000                   3,000
                                                                                             --------------           -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Certificates of deposit                                                                       (704,000)                814,000
     Capital expenditures                                                                        (1,024,000)             (1,302,000)
     Proceeds from sale of property and equipment                                                 1,555,000                       0
                                                                                             --------------           -------------
            Net cash (used in) provided by investing activities                                    (173,000)               (488,000)
                                                                                             --------------           -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on lines of credit                                                                   (248,000)               (430,000)
     Borrowings under lines of credit                                                                35,000                       0
     Principal payments of long-term obligations
        and capitalized leases                                                                     (340,000)               (197,000)
     Proceeds from long-term obligations                                                                                    143,000
     Issuance of common stock                                                                        44,000
     Repurchase of common stock                                                                                             (43,000)
                                                                                             --------------           -------------
            Net cash provided by (used in) financing activities                                    (509,000)               (527,000)
                                                                                             --------------           -------------

EFFECT OF EXCHANGE RATE ON CASH                                                                      22,000                  76,000

NET INCREASE/(DECREASE) IN CASH                                                                    (473,000)               (936,000)
CASH, BEGINNING OF PERIOD                                                                         1,593,000               3,234,000
                                                                                             --------------           -------------
CASH, END OF PERIOD                                                                          $    1,120,000           $   2,298,000
                                                                                             --------------           -------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid during the period for:
        Interest                                                                             $       82,000           $      68,000
        Income taxes                                                                         $      103,000           $     554,000


See notes to condensed consolidated financial statements

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1. Basis of Presentation

The interim condensed consolidated financial statements as of March 31, 2000 and as of March 26, 1999, respectively, and for the nine-months ended March 31, 2000 and as of March 26, 1999, respectively, are unaudited. In management's opinion, unaudited consolidated financial statements include all adjustments necessary, consisting of normal recurring accruals, for a fair presentation of such information. Certain reclassifications of prior year amounts have been made to conform to the current year financial statement presentation.

The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report for fiscal year ended June 25, 1999.

The consolidated results of operations for the three-month periods ending March 31, 2000 and March 26, 1999, are not necessarily indicative of the results expected for a full year.

NOTE 2.  Inventories

The composition of inventories is as follows (in thousands):

                                                                             Mar. 31,        June 25,
                                                                               2000            1999
                                                                            ---------       ---------
Raw materials                                                                 $1,165          $  839
Work in process                                                                1,036             383
Finished goods                                                                   455             577
                                                                            --------        --------
                                                                              $2,656          $1,799
                                                                            ========        ========


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

                                            Quarter Ended
                                  Mar. 31, 2000      Mar. 26, 1999
                                  -------------      -------------
Net Income (Loss):
(in thousands)
   As Reported                        $   114              $    19
   Pro forma                         ($   615)            ($   297)

Earnings (Loss) per Share:
   As Reported                        $  0.04              $  0.01
   Pro forma                         ($  0.22)            ($  0.11)

   The preceding calculation uses the Black Scholes option-pricing model with the assumptions listed below:

                                    Quarter Ended
                            Mar. 31, 2000    Mar. 26, 1999
                            -------------    --------------
   Volatility                 52.47%            41.90%
   Expected Life (years)       1.81              3.24
   Discount rate               6.32%             5.61%


Note 4.  Earnings per Share

The Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS"), "Earnings per Share". SFAS 128 replaces the presentation of primary and fully diluted (EPS) with a presentation of basic EPS based upon the weighted- average number of common shares and also requires dual presentation of basic and diluted EPS for companies with "complex capital structures". EPS for the current and prior period has been presented in conformity with the provisions of SFAS 128. The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted EPS for the periods presented herein:

                                                                 Mar. 31,             Mar. 26,
                                                                   2000                 1999
                                                            -----------------    -----------------
             Net income used to compute basic
                 and diluted earnings per share                $      114,000       $       19,000
                                                            -----------------    -----------------

            Weighted average number of common
                 shares outstanding - basic                         2,757,000            2,741,000

            Dilutive effect of stock options and
                 warrants                                             280,000               11,000

            Number of shares used to compute                -----------------    -----------------
                 diluted earnings per share                         3,037,000            2,752,000
                                                            =================    =================

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Economic Conditions in Southeast Asia

The Company's operations, balance sheet and cash flows have been affected by past economic instabilities in portions of Southeast Asia, which accounted for approximately 58% of the Company's net sales for the nine months ending March 31, 2000 and 71% for the year ended June 1999. A currency devaluation in Thailand and continuing currency weaknesses in Thailand, Malaysia and Singapore have required downward accounting adjustments in the U.S. dollar value of net assets located in those countries. Unsettled economic conditions in those countries and elsewhere have had some effect on orders by semiconductor companies for Trio-Tech's testing services. Although the Company's Southeast Asian consolidated results of operations have been profitable, extended economic instability could adversely affect the Company's financial condition, results of operations or cash flows. On September 1, 1998, the government of Malaysia announced its limitation in the movement of cash balances in Malaysian.

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

Quarter Ended March 31, 2000 ("2000") Compared to Quarter Ended March  26, 1999
-------------------------------------------------------------------------------
("1999")
-------

Net sales increased by $975,000 or 19.7% from $4,950,000 in 1999, to $5,925,000 in 2000, as a result of the upturn in the semiconductor industry. Net sales for the Far East operations decreased $53,000 or 1.5% from $3,543,000 in 1999 to $3,490,000 in 2000 due mainly to lower distribution sales.

Cost of sales increased $826,000 or 23.1% from $3,576,000 in 1999 to $4,402,000 in 2000. As a percentage of sales, it increased 2.0% from 72.2% in 1999 to 74.3% in 2000. This increase is primarily due to a lower optimization of the testing facilities as testing operations are semi-variable in nature.

Operating expenses increased by $80,000 or 6.0% from $1,336,000 in 1999 to $1,416,000 in 2000 partially as a result of re-classifying expenses from International Accounting Standards to Generally Accepted Accounting Policies and for increased commissions and wages from the increase in sales.

Research and development expenses decreased by $45,000 to $45,000 in 2000 from $90,000 in 1999 due to the maturity in the development of a range of Artic Temperature Controlled Chucks.

Interest expense decreased in 1999 by $13,000 or 32.5%, from $40,000 in 1999 to $27,000 in 2000, due to decreases in lines of credit.

Other income increased by $22,000 or 21.6% from $104,000 in 1999 to $126,000 in 2000 primarily due to interest income on certificates of deposit.

Liquidity and Capital Resources

Net cash generated by operating activities during the nine months ended March 31, 2000 was $187,000 compared to $3,000 generated by operating activities during the nine months ended March 26, 1999. The cash flow from operating activities for the nine months ended March 31, 2000 was comprised of an increase in accounts payable and accrued expenses of $1,242,000, $663,000 from net income, $1,038,000 of non-cash depreciation and amortization, and a $8,000 increase in Minority interest. These amounts were partially offset by the expenses on the sale of property and equipment of $535,000, an increase in accounts receivable of $799,000, an increase in inventories of $857,000, an increase in prepaid expenses and other current assets of $89,000, an increase in other assets of $336,000 and a decrease in deferred income tax of $148,000.

Net cash used by investing activities during the nine months ended March 31, 2000 was $173,000 compared to $488,000 used by investing activities during the nine months ended March 26, 1999. Net cash used in investing activities was increased by the proceeds from the sale of property and equipment in the amount of $1,555,000 and was offset by investments in capital expenditures of $1,024,000, and certificates of deposits of $704,000.

Net cash used in financing activities during the nine months ended March 31, 2000 was $509,000 compared to $527,000 used in financing activities during the nine months ended March 26, 1999. This includes $588,000 of payments on lines of credit, long-term obligations and capitalized leases and was partially offset by cash inflow of $35,000 from additional borrowing under lines of credit and the proceeds of $44,000 from the exercise of options to purchase common stock granted under the Employee Stock Option Plan.

The Company's subsidiary, TTI Pte, has a secured credit agreement with a bank that provides for a total line of credit of $2,623,000. The agreement contains certain debt covenants relating to net worth. There were $1,461,000 borrowings under the line at the end of March 31, 2000.The interest rate on borrowings is at the bank's prime rate (6.25% at March 26, 2000) plus 1.25. This line of credit does not have an expiration date.

The Company's subsidiary, TTM, has a secured credit agreement with a bank that provides for a total line of credit of $79,000. At March 31, 2000, there were $42,000 outstanding. The line of credit bears interest at the bank's reference rate (8.25% at March 31, 2000) plus 2.5%. This line of credit expires May 2000.

The Company's subsidiary, TTBk, has a line of credit that provides for borrowings of approximately $51,000. Interest on the line is at the bank's reference rate (8.5% at March 31, 2000) plus 1.0%. Borrowings against this line as of March 31, 2000 amounted to $1,000. This line of credit does not have an expiration date.

The Company's subsidiary, TT Ireland, has a credit agreement with a bank, which provides a term loan of $400,000. Borrowings under these lines amounted to $227,000 as of March 31, 2000. Interest is at the bank's rate of 7.0% at March 31, 2000.

The Company has a revolving line of credit of $150,000 from a bank bearing interest at 1.8% above the bank's reference rate (8.25% at March 31, 2000). Borrowings under the line amounted to $150,000 as of March 31, 2000. This line of credit expires May 2000.

Approximately $3,400,000 of cash deposits relate to the Company's 55% owned Malaysian subsidiary. Under existing Malaysian currency regulations, this amount is not currently available to finance ordinary operations of the Company outside of Malaysia.

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

         Not applicable

Item 6.  Exhibits and reports on Form 8-K

         (a)   Exhibits
                   Exhibit 27 Financial Data Schedule

         (b)   Reports on Form 8-K
                The Registrant filed the following reports on Form 8-K with the Securities and Exchange Commission during the second quarter of fiscal 2000:

                None

SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              TRIO-TECH INTERNATIONAL


                              By:   /s/ Victor H.M. Ting
                                 -----------------------
                                VICTOR H.M. TING
                                Vice President and
                                Chief Financial Officer
                                Dated: May 12, 2000


                              By:  /s/ A. Charles Wilson
                                ------------------------
                                A. Charles Wilson
                                Chairman of the Board of Directors
                                Dated:  May 12, 2000