Form 10-K
period 2000-06-30
TRIO TECH INTERNATIONAL
filed 2000-09-28
CIK 732026

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended June 30, 2000

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed with the Commission by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[_]

         Based on the closing sales price on September 20, 2000, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $16,487,842. Number of shares of common stock outstanding as of September 20, 2000 is 2,836,618.

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

================================================================================

================================================================================

                            TRIO-TECH INTERNATIONAL

 INDEX TO CONSOLIDATED FINANCIAL INFORMATION, OTHER INFORMATION AND SIGNATURE

                                                                                                      Page
                                                                                                      ----
FORM 10-K  COVER                                                                                         1

           INDEX                                                                                         2

Part I.                                                                                                  3
Item 1     Business                                                                                      3
Item 2     Properties                                                                                    9
Item 3     Legal Proceedings                                                                            10
Item 4     Submission of matters to a vote of security holders                                          10

Part II                                                                                                 11
Item 5     Market for registrant's common equity and related stockholder matters                        11
Item 6     Selected financial data                                                                      12
Item 7     Management's discussion and analysis of financial condition and results of operations        13
Item 7A    Quantitative and qualitative disclosures about market risk                                   15
Item 8     Financial statements and supplementary data                                                  15
Item 9     Changes in and disagreements with accountants on accounting and financial disclosure         15

Part III                                                                                                15

Part IV                                                                                                 15
Item 14    Exhibits, financial statement schedules and reports on Form 8-K                              15

Signature                                                                                               18

Exhibits

           Independent Auditors' Report                                                                 19

           Consolidated Balance Sheets as of June 30, 2000 and June 25, 1999                            20

           Consolidated Statements of Income and Comprehensive Income (Loss) for
           the Years Ended June 30, 2000, June 25, 1999 and June 26, 1998                               21

           Consolidated Statements of Shareholders' Equity for the Years Ended
           June 30, 2000, June 25, 1999 and June 26, 1998                                               22

           Consolidated Statements of Cash Flows for the Years Ended June 30, 2000, June 25, 1999 and
           June 26, 1998                                                                                23

           Notes to Consolidated Financial Statements                                                   25

                  NOTE CONCERNING FORWARD-LOOKING STATEMENTS

The discussions of the Company's business and activities set forth in this 10-K and in other past and future reports and announcements by the Company may contain forward-looking statements and assumptions regarding future activities and results of operations of the Company. In light of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company hereby identifies the following factors which could cause actual results to differ materially from those reflected in any forward-looking statement made by or on behalf of the Company: market acceptance of Company products and services; changing business conditions or technologies in the semiconductor industry, which could affect demand for the Company's products and services; the impact of competition; problems with technology; product development schedules; delivery schedules; changes in military or commercial testing specifications which could affect the market for the Company's products and services; difficulties in profitably integrating acquired businesses, if any, into the Company; risks associated with conducting business internationally and especially in Southeast Asia, including currency fluctuations and devaluation, currency restrictions, local laws and restrictions and possible social, political and economic instability; and other economic, financial and regulatory factors beyond the Company's control.

                                    PART I

ITEM 1 - BUSINESS
         ---------

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

Trio-Tech is actively pursuing a strategic plan for growth which is designed to increase the Company's addressable market by expanding its product offerings with equipment and services for the front-end of the manufacturing process to complement its traditional niche in the back-end. The Company may achieve this goal through new product development and/or, although no agreements have been executed, the acquisition of complementary products and companies. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources." The acquisition of Universal Systems, a leader in the design and manufacture of wet process equipment, in November 1997, was an important step in this direction. Another is the continuing development of Trio-Tech's temperature controlled chucks and the development of its COBIS-II burn-in systems.

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

1988 The Company acquired the Rotating Test Equipment Product Line of Genisco Technology Corporation.

1990 Trio-Tech International acquired Express Test Corporation in California. Trio-Tech Malaysia opened a new facility in Kuala Lumpur.

1992 Trio-Tech Singapore opened Trio-Tech Bangkok, Thailand Trio-Tech Singapore achieved ISO 9002 certification.

1994     Trio-Tech Malaysia started a new testing operation in Batang Kali.

1995     Trio-Tech Singapore achieved ISO 9001 certification.

1997 In November 1997, the Company acquired Universal Systems of Campbell, California.

1998     In September 1998, the Company listed on AMEX under the symbol TRT.

2000     Trio-Tech Singapore achieved QS 9000 certification.

Analysis of Sales
-----------------

The following table sets forth the percentage of revenues derived from product sales, testing services and industry segments during the last three fiscal years and the breakdown of revenues derived from customers in the United States, Southeast Asia and Europe. The amounts represented in product sales and service include revenues derived from the test equipment distribution business in Singapore. Approximately 57% of the Company's revenues are earned in Singapore, Malaysia and Thailand. See Note 11 to Consolidated Financial Statements, Business Segments, for a more detailed description.

                                                                         Year Ended
                                            --------------------------------------------------------------------
                                                 June 30, 2000          June 25, 1999           June 26, 1998
                                                 -------------          -------------           -------------
                                                                 (Dollar amounts in thousands)
Product and service sales by region:
United States                               $  10,324         39%    $   4,690       22%    $   4,095         19%
Southeast Asia                                  9,744         36         8,615       41         8,309         38
Europe                                            284          1           637        3         1,011          5
                                            ---------       ----     ---------     ----     ---------       ----
Total                                       $  20,352         76%    $  13,942       66%    $  13,415         62%
                                            =========       ====     =========     ====     =========       ====

Testing services sales by region:
United States                               $     205          1%    $     249        1%    $     312          1%
Southeast Asia                                  5,716         21         6,430       30         7,586         35
Europe                                            670          2           560        3           539          2
                                            ---------       ----     ---------     ----     ---------       ----
Total                                       $   6,591         24%    $   7,239       34%    $   8,437         38%
                                            =========       ====     =========     ====     =========       ====

Net sales:
Manufacturing                               $  13,384         49%    $   6,853       32%    $   6,335         29%
Testing                                         7,723         29         7,239       34         8,437         39
Distribution                                    5,836         22         7,089       34         7,080         32
                                            ---------       ----     ---------     ----     ---------       ----
Total net sales                             $  26,943        100%    $  21,181      100%    $  21,852        100%
                                            =========       ====     =========     ====     =========       ====

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

Wafers are typically sent through a series of 100 to 300 process steps. At many of the process steps the wafer is washed and dried using wet process stations. The finished wafer is put through a series of tests where each device on the wafer is tested for functionality. After testing, the wafer is diced and each die is encapsulated in packaging material, usually plastic or ceramic, with lead wires that allow mounting onto printed circuit boards. Finished devices are put through a series of screening processes, such as burn-in and electrical testing, to ensure they meet necessary performance and quality standards, before shipment to the customer. In 1999, the worldwide market for semiconductor devises was estimated at $149 billion.

In addition to the growing demand for semiconductors, integrated circuits are continually becoming more complex, with greater capacity, versatility and smaller size. In order to fabricate these semiconductors, manufacturers must continually improve their fabrication, packaging and test facilities. In 1999, the world market for semiconductor manufacturing equipment was estimated at $30 billion, and expected to grow to $42 billion in 2000.

The market for semiconductor manufacturing equipment can be divided into wafer fabrication (front-end) and assembly, packaging and test (back-end). The Company estimates that the front-end equipment market is approximately 70%, with back-end 20% and facilities 10% of the total market.

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

Wet Process Stations

Wet process benches are used for cleaning, rinsing and drying semiconductor wafers, magnetic disks, flat panel displays and other microelectronic substrates. The wet process bench product line, which is manufactured by the Company's subsidiary Universal Systems, includes manual and automated wet process stations, and features radial and linear robots, state-of-the-art PC touch-screen controllers and sophisticated scheduling and control software.

Artic Temperature Controlled Wafer Chucks

The Artic Temperature Controlled Chucks are used for test, characterization and failure analysis of semiconductor wafers and other components at accurately controlled hot and cold temperatures. Several models are available with temperature ranges from -65(Degrees)C to +400(Degrees)C and in diameters from 4 to 12 inch. These systems provide excellent performance to meet the most demanding customer applications. Several unique mechanical design features, for which patents are pending, provide excellent mechanical stability under high probing forces and across the temperature ranges.

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

Rate of Turn Tables

The Company manufactures a range of rate-of turn tables that are used to subject test parts to accurately controlled angular velocities and g-forces. The systems are typically used to test accelerometers, gyroscopes, turn and bank indicators, inertial platforms and other motion sensors. Applications include automotive and aerospace markets.

Product Development
-------------------

The Company incurred research and development costs of $205,000 in fiscal year 2000, $347,000 in fiscal 1999 and $158,000 in fiscal 1998.

Artic Temperature Controlled Wafer Chucks

Trio-Tech is continuing to develop its range of Artic temperature controlled wafer chucks. In July 1999, the Company introduced its new range of TC3800 chucks for production wafer probing applications. These new chucks offer high levels of mechanical stability under high probing loads. A triaxial guarding option is available which enables very precise electrical measurements on the wafer. During fiscal year 2000, the Company expanded the range of chucks for use in all major production wafer probers and for new applications such as high power device testing. The Company has also applied this new technology to 12 inch chucks with the development of the TC31200 temperature chuck for the emerging 12 inch or 300mm wafers.

Wet Process Stations

The Company's subsidiary, Universal Systems, is actively developing its line of wet process equipment. During fiscal year 2000, Universal has developed and refined its SMARTware software products that allow increasingly complex automated operations in its wet process equipment.

In addition, the Company also produced several new systems that utilize ozone injection systems for organic cleaning of silicon wafers. Use of ozone injection eliminates the need for toxic chemicals.

Testing Services
----------------

Trio-Tech owns and operates facilities that provide testing services for semiconductor devices and other electronic components to meet the requirements of military, aerospace, industrial and commercial applications.

The Company uses its own proprietary equipment for certain burn-in, centrifugal and leak tests, and commercially available equipment for various other environmental tests. The Company conducts the majority of its testing operations in Southeast Asia with facilities in Singapore, Malaysia and Thailand. The facilities in Penang and Bangkok have ISO 9002 certification whereas in Singapore, the facilities are ISO 9001 certified. In addition, recently the above facilities are QS 9000 certified. The Company also operates test facilities in San Fernando, California and Dublin, Ireland.

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

During fiscal year 2000, the Company leased with an option to purchase two burn-in board loader/unloaders. The model LUBIB Series is an automated loading and unloading system designed to offer burn-in boards applications precise placement with high speed handling of various varieties of packages processed in trays. It is available in dual or multi-heads configuration, which handles most Open Top sockets. The LUBIB also has a simple conversion kit which allows the Company to re-configure the equipment for different types of sockets and packages combinations.

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

Marketing, Distribution and Services
------------------------------------

The Company markets its products and services worldwide, both directly and through independent sales representatives. There are approximately 12 independent representatives that operate within the United States and approximately 7 in various foreign countries. The Company's marketing efforts in the United States are coordinated from its headquarters in San Fernando, and its Southeast Asia and European marketing efforts are assigned to its subsidiaries in Singapore and Ireland, respectively. The Company advertises in trade journals and participates in trade shows.

The Company's products and services are purchased by independent testing laboratories and by users and manufacturers of semiconductor devices, including well known corporations. During the year ended June 30, 2000, the Company had sales of $4,132,000 and $3,417,000 to Catalyst Semiconductor and AMD, respectively.

Backlog

The following table sets forth the Company's backlog at the dates indicated (amounts in thousands):

                                            June 30, 2000      June 25, 1999
                                           ---------------    ---------------
          Manufacturing backlog             $        6,455    $         2,333

          Testing service backlog                    3,920              2,979

          Distribution backlog                         845              1,858
                                           ---------------    ---------------
                                            $       11,220    $         7,170
                                           ===============    ===============

Based upon past experience, the Company does not anticipate any significant cancellations. The purchase orders for manufacturing, testing and distribution require delivery within the next 12 months. The Company does not anticipate any difficulties in meeting delivery schedules.

Manufacturing and Supply
------------------------

The Company's products are designed by its engineers and are assembled and tested at its facilities in San Fernando and San Jose, California, Singapore and Ireland. All parts and certain components are purchased from outside sources for assembly by the Company.

Trio-Tech uses Fluorinert, a special indicator fluid sold by the 3M Company, in its gross leak equipment. The Company has not experienced any difficulty in obtaining Fluorinert to date. There can be no assurance that the Trio-Tech will not experience difficulties or delays in obtaining Fluorinert in the future. In December 1998, the Company discontinued its Tracer-Flo product line which required Krypton 85 gas. The Company does not believe that it will have any future requirement for Krypton 85 gas.

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

Patents
-------

Trio-Tech holds a United States Patent granted in 1987 in relation to its pressurization humidity testing equipment. The Company also holds a United States Patent granted in 1994 on certain aspects of its Artic temperature test systems. In fiscal year 2000, the Company filed a new United States patent application for several aspects of its new range of Artic temperature chucks.

Government Regulation
---------------------

Up until December 1998, the Company supported the Tracer-Flo product line. The Tracer-Flo process uses Krypton 85, an inert radioactive gas, the supply and handling of which are subject to regulation by the United States Nuclear Regulatory Commission (NRC) and the California Department of Health Physics. The Company was obliged, therefore, to train the Tracer-Flo operators, which are licensed by the State of California, and maintain records and control its supplies of Krypton 85. The California agency conducts periodic site inspections, and the NRC monitors interstate shipments and can inspect the Company's shipping records. No security clearance is required to handle the gas, which has a low level of radioactivity. This product line experienced declining sales for several years. The Company discontinued manufacture and support of this product line in December 1998.

Employees
---------

As of June 30, 2000, the Company had approximately 53 employees in the United States, 286 in Singapore, 112 in Malaysia, 32 in Bangkok, and 17 in Ireland for a total of approximately 500 employees. None of the Company's employees is represented by a labor union.

ITEM 2 - PROPERTIES
-------------------

The following table sets forth information as to the location and general character of the principal manufacturing and testing facilities of the
Registrant:

                                                                                                Owned (O)
                                                                         Approx.              or Leased (L)
                                                                         Sq. Ft.               Expiration
         Location                          Principal Use                Occupied                  Date
-----------------------------         ------------------------      -----------------    -----------------------
355 Parkside Dr.                      Headquarters/                            21,000    (L) Jan. 2001 *4
San Fernando, CA 9l340                Manufacturing/
                                      Testing

6951-A Via Del Oro                    Manufacturing                            15,000    (L) Feb. 2004
San Jose, CA 95119

Abbey Road                            Testing/Manufac-                         18,400    (O) *1
Deansgrange Co.                       Turing
Dublin, Ireland

1004, Toa Payoh North, Singapore
HEX 07-01/07,                         Testing                                   6,833    (L) November 2000 *4
HEX 03-01/03                          Testing/Manufacturing                     2,959    (L) November 2000 *4
HEX 03-16/17                          Testing                                   1,983    (L) July 2002
HEX 01-08/15                          Manufacturing/Testing                     6,865    (L) January 2003

1008, Toa Payoh North, Singapore
HEX 03-01/06                          Testing                                   7,345    (L) March 2003
HEX 03-09/15                          Logistics                                 4,435    (L) January 2003
HEX 03-16/18                          Distribution                              5,130    (L) January 2003
HEX 01-08                             Power Substation                            603    (L) January 2003

Plot 1A, Phase 1                      Testing                                  49,924    (L) Aug. 2004
Bayan Lepas Free Trade Zone
11900 Penang, Malaysia

327, Chalongkrung Road,               Testing                                  11,300    (O) *2
Lamplathew, Lat Krabang,
Bangkok 10520, Thailand

Lot No. B7, Kawasan MIEL              Manufacturing                            24,142    (O) *3
Batang Kali, Phase II,
43300 Batang Kali
Selangor Darul Ehsan, Malaysia

45, Jalan Tpp 1/1                     Testing                                   8,420    (L) Feb. 2001 *4
Taman Perindustrian Puchong
47100 Kuala Lumpur, Malaysia

2 Moldes Apartment,                   Distribution                                538    (L) April 2001
Las Vegas Street, Putatan
Muntinlupa City, Phillipines

1*   Purchased for 270,000 Irish Pounds, equivalent to approximately
     U.S. $261,000 based on the exchange rate as of June 28, 1985, of which approximately 30% was recovered by the Company as part of the grant monies received from the Industrial Development Authority of the Republic of Ireland.

2* Purchased for Thai Baht 13,500,000, equivalent to approximately U.S. $533,000 based on the exchange rate as of June 25, 1993.

3* Purchased for Malaysia Ringgit 1,000,000, equivalent to U.S. $387,000 based on the exchange rate as at June 24, 1994. Accordingly, the term for this land lease will expire in October 2052.

4* The above four leases are not long-term and therefore arrangements will have to be made to extend same or move to other quarters. The Company anticipates that similar terms will be offered and does not believe that material expenses will be incurred.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

None.

                                    PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

The Registrant's common stock is traded on the American Stock Exchange under the symbol "TRT". The following table sets forth, for the periods indicated, the range of high and low sales prices of Trio-Tech International's Common Stock as quoted by AMEX. These prices do not include retail mark-ups, markdowns or commissions:

         Quarter Ended                High      Low
     ----------------------          ------    -----
     Fiscal 1999
     ----------------------
        September 25, 1998            4.75      2.63
        December 25, 1998             3.25      2.13
        March 26, 1999                3.69      2.63
        June 25, 1999                 3.67      2.75

     Fiscal 2000
     ----------------------
        September 24, 1999            4.88      2.75
        December 31, 1999             4.25      3.00
        March 31, 2000                7.00      3.63
        June 30, 2000                 8.00      3.63

     ----------------------
     Fiscal 2001
     ----------------------
        June 30, 2000 to              6.94      5.50
        September 20, 2000

The Registrant's common stock is held by approximately 625 shareholders of record as of September 20, 2000. Approximately 1,945,235 shares are held by Cede and Co., a clearinghouse that holds stock certificates in "street" name for an unknown number of shareholders.

The Company has never declared any cash dividends on its common stock. Any future determinations as to cash dividends will depend upon the earnings and financial position of the Company at that time and such other factors as the Board of Directors may deem appropriate. It is anticipated that no dividends will be paid to holders of common stock in the foreseeable future.

In December 1999 the Company repriced certain outstanding warrants and options covering an aggregate of 529,480 shares of the Companies common stock, the exercise price under which exceeded $5.00 per share, to $5.00 per share.

In March 2000, the Company amended its outstanding redeemable Warrants covering 349,600 shares of Common Stock that were issued in 1997, are to expire in November 2000 and are exercisable in full at $5.00 per share. That amendment provided that, for each two Warrants exercised on or before May 10, 2000, the Company would issue to the holder thereof a new redeemable warrant to purchase one share of the Common Stock of this Corporation. In response to that amendment, persons holding Warrants covering an aggregate of 73,740 shares of Common Stock exercised their Warrants and received in connection with that exercise new warrants covering a total of 36,870 shares of Common Stock. The new warrants expire on May 6, 2002, have an exercise price of $8.00 per share and may only be amended or modified by a written instrument signed by the holder or the Company against whom enforcement of the amendment or modification is sought.

ITEM 6 - SELECTED FINANCIAL DATA
(In thousands except share and per share data)

                                       June 30,          June 25,        June 26,        June 27,        June 30,
                                         2000              1999            1998            1997            1996
                                      ---------         ---------       ---------       ---------       ---------
Statement of Operations

Net sales                            $   26,943        $   21,181      $   21,852      $   21,548      $   23,185

Income (loss) from Operations               501              (207)            969           3,057           2,712

Net Income                                1,034               195             831           1,002             806

Net income per share:
  Basic                              $     0.37        $     0.07      $     0.34      $     0.54      $     0.45
  Diluted                            $     0.36        $     0.07      $     0.33      $     0.54      $     0.45

Weighted average common
  shares outstanding
  Basic                               2,759,000         2,745,000       2,413,000       1,850,000       1,793,000
  Diluted                             2,895,000         2,757,000       2,484,000       1,961,000       1,926,000

Balance Sheet

Current assets                       $   17,279        $   12,723      $   14,036      $   13,843      $   11,760
Current liabilities                       8,349             5,934           7,439           7,039           8,169
Working capital                           8,930             6,789           6,597           6,804           3,591

Total assets                             22,712            18,932          19,331          18,528          17,416

Long-term debt and
  capitalized leases                        586               962             426             723             688
Shareholders' equity                 $   10,448        $    9,051      $    8,763      $    6,463      $    5,207

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

Year Ended June 30, 2000 ("2000") Compared to Year Ended June 25, 1999 ("1999")
-------------------------------------------------------------------------------

Net sales increased by $5,762,000 or 27.2% from $21,181,000 in 1999 to
$26,943,000 in 2000 due to the world wide upturn in the semiconductor industry. The increased in sales mostly derived from United States. Net sales for the Southeast Asia operations increased $415,000 or 2.8% from $15,045,000 in 1999 to $15,460,000 in 2000 due mainly to higher manufacturing volume in Singapore and testing volume in Malaysia.

Cost of sales increased $4,343,000 or 28% from $15,504,000 in 1999 to $19,847,000 in 2000. As a percentage of sales, it increased 0.5% from 73.2% in 1999 to 73.7% in 2000. The cost as a percentage of sales remained rather constant despite the significant increase in sales.

Operating expenses increased by $711,000 or 12.1% from $5,884,000 in 1999 to $6,595,000 in 2000 in order to cope with the increased demand in sales and provision for the downsizing of facility in Kuala Lumpur. In addition, the Company's subsidiary, Universal Systems moved to a new facility in February 1999.

Research and development expenses decreased by $142,000 to $205,000 in 2000 from $347,000 in 1999 due to the maturity in the development of a range of Artic Temperature Controlled Chucks.

Interest expense decreased in 2000 by $16,000 or 14.8%, from $108,000 in 1999 to $92,000 in 2000, due to decreases in lines of credit and mostly capitalized leases.

Other income has decreased by $377,000 or 47.3% from $797,000 in 1999 to $420,000 in 2000 primarily due to costs in 2000 associated with the closure of the Company's Kuala Lumpur, Malaysia facility. The gain on sale of building relates to one of the Company's Singapore facilities.

Year Ended June 25, 1999 ("1999") Compared to Year Ended June 26, 1998 ("1998")
-------------------------------------------------------------------------------

Net sales decreased by $671,000 or 3.1% from $21,852,000 in 1998 to $21,181,000 in 1999 due to the general slowdown in the semiconductor industry and the poor economic conditions in Southeast Asia. Net sales for the Southeast Asia operations decreased $850,000 or 5.3% from $15,895,000 in 1998 to $15,045,000 in
1999 due mainly to lower testing volume in Malaysia and Singapore.

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

Interest expense decreased in 1999 by $60,000 or 35.7%, from $168,000 in 1998 to $108,000 in 1999, due to decreases in lines of credit and mostly capitalized leases.

Other income has increased by $293,000 or 58.1% from $504,000 in 1998 to $797,000 in 1999 primarily due to disposal of marketable securities in Malaysia, interest income earned on certificates of deposit, reduced provision of doubtful debts in Thailand and service income earned by providing installation services to a customer in Thailand.

Liquidity and Capital Resources
-------------------------------
Net cash generated by operating activities during the year ended June 30, 2000 was $801,000 compared to $49,000 generated by operating activities during the year ended June 25, 1999. The positive cash flow from operating activities in 2000 was comprised of $1,034,000 from net income, an increase in accounts payable and accrued expenses of $2,437,000, an increase in income taxes payable of $171,000, an increase in deferred income taxes of $138,000, an increase in minority interest of $210,000 and $1,523,000 of non-cash depreciation and amortization. These amounts were partially offset by positive cash flow comprised of $809,000 of gain on sale of property and equipment, an increase in accounts receivable of $1,643,000, an increase in other receivables of $563,000, an increase in inventories of $957,000, prepaid expenses of $377,000 and other assets of $363,000.

Net cash used by investing activities during 2000 was $186,000 compared to $1,209,000 used by investing activities in the 1999 year. The net cash used by investing activities was a result of increase in capital expenditures of $1,327,000, an increase in cash deposits of $653,000 offset by proceeds from sale of property and equipment of $1,794,000.

Net cash used by financing activities during 2000 was $138,000 compared to $629,000 used by financing activities in the 1999 year. The cash outflow from financing acitivities include $677,000 of payments on lines of credit, long term obligations and capitalized leases, which was offset by a cash inflow of $126,000 from additional borrowing under lines of credit and the issuance of common stock in the Company of $413,000.

The Company's subsidiary, TTI Pte, has a secured credit agreement with a bank that provides for a total line of credit of $4,052,000. Borrowings under the line were $241,000 and $214,000 at the end of fiscal 2000 and 1999, respectively. The interest rate on borrowings is at the bank's prime rate (6.25% at June 30, 2000) plus 1.25%. Prior to year-end, borrowings under this agreement were collateralized on substantially all of TTI Pte's assets. Subsquent to year end, the line was increased to $5,789,000 is collateralized by cash in the amount of $1,158,000. The agreement contains certain debt covenants including maintaining a minimum net worth of $3,473,000 at TTI Pte. This line of credit has no expiration date. The Company was in compliance with all debt covenants at June 30, 2000.

The Company's subsidiary, TTM, has a secured credit agreement with a bank that provides for a total line of credit of $40,000. At June 30, 2000, there were no borrowings outstanding. The line of credit bears interest at the bank's reference rate (6.8% at June 30, 2000) plus 2.5%. This line of credit has no expiration date.

The Company's subsidiary, TTKL, has a secured credit agreement with a bank that provides for a total line of credit of $132,000. At June 30, 2000, there were no borrowings outstanding. The line of credit bears interest at the bank's reference rate (6.8% at June 30, 2000) plus 2.5%. This line of credit has no expiration date.

The Company's subsidiary, TTBK, has a line of credit that provides for borrowings of approximately $51,000. Interest on the line is at the bank's reference rate (8.5% at June 30, 2000) plus 1%. At June 30, 2000, there were no borrowings outstanding. This line of credit does not have an expiration date.

The Company's subsidiary, TT Ireland, has a credit agreement that provides for a mortgage loan of $394,000. Borrowings under the mortgage loan amounted to $220,000 as of June 30, 2000. Interest is at the bank's prime rate (4.4% at June 30, 2000) plus 3.2%.

The Company had a revolving line of credit of $150,000 from a bank bearing interest at 1.8% above the bank's reference rate (8.5% at June 30, 2000). The Company has repaid the borrowing under the line of credit of $150,000 during the year.

In March 2000, the Company executed a letter of intent to acquire all of the issued and outstanding capital stock of Thermo Voltek Corp. (doing business as KeyTek), an indirect, wholly owned subsidiary of Thermo Electron Corporation. KeyTek is a leading supplier of test equipment used to certify that electronic products meet ULL and CE standards for electromagnetic compatibility, as well as equipment to test semiconductor devices and wafers for electrostatic discharge, electrical overstress, electrical fast transients and related phenomena. The proposed purchase price for the capital stock is $6,040,000 in cash, subject to a post-closing adjustment based on net book value. Although the letter of intent expired by its terms on August 31, 2000 and no definitive agreement has been executed, the parties have not, as of the date hereof, determined to abandon the proposed transaction.

The Company intends to finance the entire purchase price for the capital stock of KeyTek. As previously disclosed, the Company initially intended to raise the funds for the acquisition of KeyTek through the sale of certain convertible notes and the issuance of warrants. However, management of the Company subsequently determined that the proposed terms thereof were unfavorable to the Company and its shareholders and determined not to proceed with such financing. The Company is currently seeking other financing for the acquisition, which financing may be in the form of third-party loans, convertible debt, a promissory note to the stockholder of KeyTek or other forms of financing or a combination of the foregoing. Unless and until a commitment for sufficient financing on terms satisfactory to the Company has been obtained, it is not anticipated that a definitive agreement for the acquisition of KeyTek will be executed.

Any definitive agreement that may be signed will provide that the closing will be subject to customary conditions (including due diligence, Board approvals and the like) and the Company's receipt of satisfactory assurances that the key employees of KeyTek will remain employees after the closing.

The foregoing information regarding the proposed KeyTek acquisition constitutes forward looking information and is subject to the provisions of the Note Concerning Forward-Looking Statements on page 3 of this Form 10-K. Additionally, various other factors may affect the ability of the Company to consummate the proposed transaction, many of which are beyond the control of the Company. There is no assurance that the Company will be able to obtain any financing for the proposed acquisition or financing on terms satisfactory to it. Even if satisfactory financing is obtainable, until the financing is actually funded, there is no assurance that the terms thereof will not be revised or the financing terminated. Additionally, there is no assurance that the stockholder of KeyTek will enter into a definitive agreement for the sale of KeyTek even if satisfactory funding is obtainable. Even if a definitive agreement is executed, there is no assurance that the conditions to closing will be able to be satisfied or that the transaction will be consummated.

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

None

                                   PART III

The information required by Items 10 through 13 of Part III of this Form 10-K is hereby incorporated by reference from the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2000.

                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

(a) (1 and 2) FINANCIAL STATEMENTS AND SCHEDULES:

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

(b)  REPORTS ON FORM 8-K:

     The Company did not file any reports on Form 8-K during the quarter ended June 30, 2000.

(c)  EXHIBITS:

Number                             Description                                  Page Number
------                             -----------                                  -----------
3.1         Articles of Incorporation, as currently in effect.
            [Previously filed as Exhibit 3.1 to the Annual
            Report on Form 10-K for June 24, 1988.]                                 --

3.2         Bylaws, as currently in effect. [Previously filed
            as Exhibit 3.2 to the Annual Report on Form 10-K
            for June 24, 1988.]                                                     --

4.1         Form of Redeemable Warrants to Purchase Common Stock
            Issued in May 2000.                                                     --

10.2        Real Estate Lease, dated September 29, 1987,
            between Stierlin Industrial Center and Registrant.
            [Previously filed as Exhibit 10.5 to the
            Registration Statement on Form S-1 (No. 2-87606).]                      --

10.3        Tenancy of Flatted Factory Unit, dated December 2,
            1982, between Jurong Town Corporation and
            Registrant. [Previously filed as Exhibit 10.8
            to the Registration Statement on Form S-1
            (No. 2-87606).]                                                         --

10.4        Tenancy of Flatted Factory Unit, dated September 10,
            1982, between Jurong Town Corporation and
            Registrant. [Previously filed as Exhibit 10.9
            to the Registration Statement on Form S-1
            (No. 2-8766).]                                                          --

10.5        Real Estate Lease, dated December 15, 1986, between San
            Fernando Associates and Registrant. [Previously filed
            as Exhibit 10.17 to the Annual Report on Form 10-K
            for June 28, 1987.]                                                     --

10.9        Credit Facility Letter dated November 2, 1993,
            between Trio-Tech International Pte. Ltd. and
            Standard Chartered Bank.                                                --

10.10 1998 Stock Option Plan. [Previously filed as Exhibit 1 to the Company's proxy statement filed under regulation 14A on October 27, 1997].

10.11 Directors Stock Option Plan. [Previously filed as Exhibit 2 to the Company's proxy statement filed under regulation 14A on October 27, 1997]. **

21.1 Subsidiaries of the Registrant (100% owned by the Registrant except as otherwise stated):

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

        Prestal Enterprise Sdn Bhd, a Malaysia Corporation
        (76% owned by the Registrant)

        KTS Incorporated, doing business as Universal Systems, a California Corporation

23.1    Independent Auditors' Consent *

27.1    Financial Data Schedule *

--------------------------------------------------------------------------------
 * Filed electronically herewith

** Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TRIO-TECH INTERNATIONAL

                                        By: /s/ Victor H.M. Ting
                                           --------------------------
                                           VICTOR H.M. TING
                                           Vice President and
                                           Chief Financial Officer
                                           Date: September 26, 2000

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          /s/ A. Charles Wilson                              September 26, 2000
          ------------------------------------
          A. Charles Wilson, Director
          Chairman of the Board

          /s/ S. W. Yong                                     September 26, 2000
          ------------------------------------
          S. W. Yong, Director
          President and Chief Executive
          Officer

          /s/ Victor H.M. Ting                               September 26, 2000
          ------------------------------------
          Victor H.M. Ting
          Vice President, Chief Financial Officer
          and Principal Accounting Officer

          /s/ Jason T. Adelman                               September 26, 2000
          ------------------------------------
          Jason T. Adelman, Director

          /s/ Richard M. Horowitz                            September 26, 2000
          ------------------------------------
          Richard M. Horowitz, Director

          /s/ F.D. (Chuck) Rogers                            September 26, 2000
          ------------------------------------
          F.D. (Chuck) Rogers, Director

          /s/ William L. Slover                              September 26, 2000
          ------------------------------------
          William L. Slover, Director

INDEPENDENT AUDITORS' REPORT


Board of Directors
Trio-Tech International
San Fernando, California:

We have audited the accompanying consolidated balance sheets of Trio-Tech International and subsidiaries (the "Company") as of June 30, 2000 and June 25, 1999, and the related consolidated statements of income and comprehensive income
(loss), shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Trio-Tech International and subsidiaries as of June 30, 2000 and June 25, 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
September 20, 2000

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                 June 30,            June 25,
ASSETS                                             Notes          2000                1999
                                                  -------     -------------      ---------------
CURRENT ASSETS:
  Cash                                                        $  1,956,000       $   1,593,000
  Cash deposits                                                  5,152,000           4,499,000
  Trade accounts receivable, less
    allowance for doubtful
    accounts of $221,000 in
    2000 and $219,000 in 1999                                    6,103,000           4,460,000
  Other receivables                                                845,000             282,000
  Inventories                                       2            2,756,000           1,799,000
  Prepaid expenses and other
    current assets                                                 467,000              90,000
                                                              ------------       -------------
      Total current assets                          5           17,279,000          12,723,000

PROPERTY AND EQUIPMENT, Net                         3,5,7        4,497,000           5,538,000
OTHER ASSETS, Net                                   4              936,000             671,000
                                                              ------------       -------------
TOTAL ASSETS                                                  $ 22,712,000       $  18,932,000
                                                              ============       =============

LIABILITIES AND
SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Lines of credit                                   5         $    241,000       $     364,000
  Accounts payable                                               4,128,000           1,989,000
  Accrued expenses                                  6            3,303,000           3,005,000
  Income taxes payable                                             242,000              71,000
  Current portion of long-term debt
    and capitalized leases                          7,9            435,000             505,000
                                                              ------------       -------------
      Total current liabilities                                  8,349,000           5,934,000
                                                              ------------       -------------
LONG-TERM DEBT AND
CAPITALIZED LEASES,
    Net of current portion                          7,9            586,000             962,000
                                                              ------------       -------------
DEFERRED INCOME TAXES                               8              720,000             582,000
                                                              ------------       -------------
MINORITY INTEREST                                                2,609,000           2,403,000
                                                              ------------       -------------
COMMITMENTS AND CONTINGENCIES                       9
SHAREHOLDERS' EQUITY:                               10
  Common stock; authorized,
    15,000,000 shares; issued and
    outstanding, 2,836,618 shares
    (2000) and 2,741,334 shares
    (1999) stated at                                             9,067,000           8,654,000
  Retained earnings                                              1,726,000             692,000
  Accumulated other comprehensive loss                            (345,000)           (295,000)
                                                              ------------       -------------
      Total shareholders' equity                                10,448,000           9,051,000
                                                              ------------       -------------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                                        $ 22,712,000       $  18,932,000
                                                              ============       =============

                                 See notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
--------------------------------------------------------------------------------

                                                                              Year Ended
                                                        ----------------------------------------------------
                                                           June 30,           June 25,            June 26,
                                             Notes           2000               1999               1998
                                            -------     --------------     --------------     --------------
NET SALES                                      11       $   26,943,000     $   21,181,000     $   21,852,000
COST OF SALES                                               19,847,000         15,504,000         14,020,000
                                                        --------------     --------------     --------------
GROSS PROFIT                                                 7,096,000          5,677,000          7,832,000

OPERATING EXPENSES:
   General and administrative                                4,570,000          3,877,000          4,853,000
   Selling                                                   1,820,000          1,660,000          1,852,000
   Research and development costs                              205,000            347,000            158,000
                                                        --------------     --------------     --------------
     Total                                                   6,595,000          5,884,000          6,863,000
                                                        --------------     --------------     --------------

INCOME (LOSS) FROM OPERATIONS                  11              501,000           (207,000)           969,000

OTHER INCOME (EXPENSES)
   Interest expense                            5,7             (92,000)          (108,000)          (168,000)
   Other income                                                420,000            797,000            504,000
   Gain on sale of building                                    696,000
                                                        --------------     --------------     --------------
     Total                                                   1,024,000            689,000            336,000
                                                        --------------     --------------     --------------
INCOME BEFORE INCOME TAXES AND
   MINORITY INTEREST                                         1,525,000            482,000          1,305,000

INCOME TAXES                                   8             (106,000)            (45,000)          (455,000)
                                                        --------------     --------------     --------------

INCOME BEFORE MINORITY INTEREST                              1,419,000            437,000            850,000

MINORITY INTEREST                                             (385,000)          (242,000)           (19,000)
                                                        --------------     --------------     --------------

NET INCOME                                                   1,034,000            195,000            831,000

OTHER COMPREHENSIVE INCOME (LOSS):
   Foreign currency translation adjustment                     (50,000)           147,000         (2,164,000)
                                                        --------------     --------------     --------------

COMPREHENSIVE INCOME (LOSS)                             $      984,000     $      342,000     $   (1,333,000)
                                                        ==============     ==============     ==============

EARNINGS PER SHARE:
   Basic                                                $         0.37     $         0.07     $         0.34
                                                        ==============     ==============     ==============

   Diluted                                              $         0.36     $         0.07     $         0.33
                                                        ==============     ==============     ==============

WEIGHTED AVERAGE NUMBER OF COMMON AND
   COMMON POTENTIAL SHARES OUTSTANDING
     Basic                                                   2,759,000          2,745,000          2,413,000
     Diluted                                                 2,895,000          2,757,000          2,484,000

                                 See notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                              Common Stock                   Retained           Accumulated
                                            --------------------------
                                                                             Earnings              Other
                                              Number of                    (Accumulated         Comprensive
                                               Shares          Amount        Deficit)          Income (loss)         Total
                                            ------------  ------------    --------------      --------------      -----------
Balance, June 27, 1997                         1,936,596  $  5,075,000    $     (334,000)     $    1,722,000      $ 6,463,000

Net income                                                                       831,000                              831,000

Issuance of common stock                         721,153     3,488,000                                              3,488,000

Exercise of stock options (Note 10)               89,837       145,000                                                145,000

Foreign currency translation adjustment                                                           (2,164,000)      (2,164,000)
                                            ------------  ------------    --------------      --------------      -----------
Balance, June 26, 1998                         2,747,586     8,708,000           497,000            (442,000)       8,763,000

Net income                                                                       195,000                              195,000

Exercise of stock options (Note 10)                7,500        12,000                                                 12,000

Repurchase of common stock                       (13,752)      (66,000)                                               (66,000)

Foreign currency translation adjustment                                                              147,000          147,000
                                            ------------  ------------    --------------      --------------      -----------
Balance, June 25, 1999                         2,741,334     8,654,000           692,000            (295,000)       9,051,000

Net income                                                                     1,034,000                            1,034,000

Exercise of stock options (Note 10)               20,625        45,000                                                 45,000

Issuance of common stock                          74,659       368,000                                                368,000

Foreign currency translation adjustment                                                              (50,000)         (50,000)
                                            ------------  ------------    --------------      --------------      -----------
Balance, June 30, 2000                         2,836,618  $  9,067,000    $    1,726,000      $     (345,000)     $10,448,000
                                            ============  ============    ==============      ==============      ===========

                                 See notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


                                                                                          Year Ended
                                                                      --------------------------------------------------
                                                                        June 30,           June 25,           June 26,
                                                                          2000               1999               1998
                                                                      ------------      -------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                          $  1,034,000      $     195,000       $    831,000
  Adjustments to reconcile net income to
     net cash provided by operations:
  Depreciation and amortization                                          1,523,000          1,222,000            944,000
  (Gain)/loss on sale of property and equipment                           (809,000)             7,000            (10,000)
  Deferred income taxes                                                    138,000              1,000           (195,000)
  Minority interest                                                        210,000            149,000           (109,000)
  Changes in assets and liabilities:
     Accounts receivable                                                (1,643,000)          (336,000)          (394,000)
     Other receivables                                                    (563,000)            17,000           (114,000)
     Inventories                                                          (957,000)           257,000           (224,000)
     Prepaid expenses and other current assets                            (377,000)           215,000            (21,000)
     Other assets                                                         (363,000)          (123,000)          (428,000)
     Accounts payable and accrued expenses                               2,437,000           (936,000)         1,217,000
     Income taxes payable                                                  171,000           (619,000)        (1,275,000)
                                                                      ------------      -------------       ------------
       Net cash provided by operating activities                           801,000             49,000            222,000
                                                                      ------------      -------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash deposits                                                           (653,000)          (552,000)         3,157,000
  Capital expenditures                                                  (1,327,000)          (703,000)        (2,574,000)
  Proceeds from sale of property and equipment                           1,794,000             46,000            104,000
                                                                      ------------      -------------       ------------
       Net cash (used in) provided by investing activities                (186,000)        (1,209,000)           687,000
                                                                      ------------      -------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on lines of credit                                             (246,000)          (481,000)
  Borrowings under lines of credit                                         126,000            214,000            501,000
  Principal payments of long-term obligations
     and capitalized leases                                               (431,000)          (308,000)          (327,000)
  Issuance of common stock                                                 413,000                             3,669,000
  Repurchase of common stock                                                                  (54,000)           (36,000)
                                                                      ------------      -------------       ------------
       Net cash (used in) provided by financing activities                (138,000)          (629,000)         3,807,000
                                                                      ------------      -------------       ------------

EFFECT OF EXCHANGE RATE ON CASH                                           (114,000)            77,000         (2,279,000)
                                                                      ------------      -------------       ------------

NET INCREASE/(DECREASE) IN CASH                                            363,000         (1,712,000)         2,437,000
CASH, BEGINNING OF PERIOD                                                1,593,000          3,305,000            868,000
                                                                      ------------      -------------       ------------
CASH, END OF PERIOD                                                   $  1,956,000      $   1,593,000       $  3,305,000
                                                                      ============      =============       ============

                                                                       Continued

                                 See notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
  Cash paid during the period for:

     Interest                                 $   126,000   $  104,000   $    254,000
     Income taxes                             $   161,000   $  786,000   $  1,190,000

NON-CASH INVESTING AND FINANCING ACTIVITIES

During the year ended June 25, 1999, the Company financed acquisitions of equipment amounting to $1,161,000 under capital lease arrangements.

The fair value of the net assets acquired in connection with the purchase of Universal Systems during fiscal year 1998 is summarized as follows:

Net assets                                                               $    500,000
Acquisition costs                                                              24,000
                                                                         ------------
Purchase price                                                           $    524,000
                                                                         ============

                                                                       Concluded

                                 See notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2000, JUNE 25, 1999, AND JUNE 26, 1998
--------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation - Trio-Tech International and subsidiaries (the "Company" or "TTI") is a designer and manufacturer of equipment used to test the structural integrity of semiconductor devices that must meet high-reliability specifications. The Company also owns and operates testing facilities that perform structural and electronic testing of semiconductor devices and acts as a distributor of electronic testing equipment in Singapore and other Southeast Asian countries. The consolidated financial statements include the accounts of the Company and its principal subsidiaries: Trio-Tech International Pte Ltd (TTI Pte), Trio-Tech Test Services Pte Ltd (TTTS Pte), Express Test, European Electronic Test Centre
     (EETC), Trio-Tech Bangkok (TTBk), Trio-Tech Malaysia (TTM) (a 55% owned subsidiary of TTI Pte), Prestal Enterprise Sdn Bhd (PESB) (a 76% owned subsidiary of TTI Pte) and Universal Systems. All material intercompany transactions, profits and balances have been eliminated.

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

     Accounting Period - The Company's fiscal reporting period coincides with the 52-53 week period ending on the last Friday in June. Fiscal 2000 is a 53 week reporting period.

     Cash and Cash Deposits - Cash and cash deposits consists of bank balances and amounts invested in interest earning instruments having a maturity of 12 months or less. Approximately $2,800,000 of cash is held in the Company's 55% owned Malaysian subsidiary. $2,200,000 of this cash is denominated in the currency of Malaysia. On September 1, 1998, the government of Malaysia announced its intention to limit the movement of certain cash balances denominated in Malaysian currency.

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

     Retained earnings - It is the intention of the Company to reinvest earnings of its foreign subsidiaries in the operations of those subsidiaries. Accordingly, no provision has been made for U.S. income and foreign withholding taxes that would result if such earnings were repatriated. The amount of earnings retained in foreign subsidiaries is $6,419,000 at June 30, 2000.

     Revenue recognition - The Company recognizes revenue when products are shipped to customers or upon the completion of services.

     Research and Development Costs - The Company incurred research and development costs of $205,000 in 2000, $347,000 in 1999 and $158,000 in
     1998 that were charged to operating expenses as incurred.

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

     Earnings per Share - The Company adopted SFAS No. 128, Earnings per Share. SFAS 128 replaces the presentation of primary and fully diluted earnings per share ("EPS") with a presentation of basic EPS based upon the weighted-average number of common shares and also requires dual presentation of basic and diluted EPS for companies with "complex capital structures." EPS for the current and prior periods has been presented in conformity with the provisions of SFAS 128. The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted EPS for the years presented herein:

                                                               June 30,        June 25,         June 26,
                                                                 2000            1999             1998
                                                            -------------    ------------     ------------
          Net income used to compute basic
            and diluted earnings per share                  $   1,034,000    $    195,000     $    831,000
                                                            -------------    ------------     ------------

          Weighted average number of common
            shares outstanding - basic                          2,759,000       2,745,000        2,413,000

          Dilutive effect of stock options and warrants           136,000          12,000           71,000
                                                            -------------    ------------     ------------
          Number of shares used to compute
            diluted earnings per share                          2,895,000       2,757,000        2,484,000
                                                            =============    ============     ============

Stock options and warrants that are antidilutive amounted to approximately 36,870, 697,105 and 571,980 for the years ended June 30, 2000, June 25, 1999 and
June 26, 1998, respectively.

Recently Issued Accounting Pronouncements - In June 1998, the FASB issued SFAS No. 133,Accounting for Derivative Instruments and Hedging Activities. This statement requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting standards for hedging activities. In June 1999, the FASB issued SFAS No. 137, which amends SFAS No. 133 by deferring its effective date one year to fiscal years beginning after June 15, 2000. In June 2000, FASB issued SFAS No. 138, which amends certain accounting and reporting standards of SFAS No. 133. The Company believes that the effects of SFAS No. 133 will not have a material impact on its consolidated financial position or results of operations.

Reclassification - Certain reclassifications have been made to the previous year's financial statements to conform to current year presentation.

Fair Values of Financial Instruments - The carrying value of trade accounts receivable and accounts payable approximate the fair value due to their short-term maturities. The carrying values of the Company's lines of credit are considered to approximate their fair value because the interest rates are based on variable reference rates. The amount of long-term debt is not significant.

Concentration of credit risk - Financial instruments that subject the Company to credit risk consists primarily of accounts receivable. Concentration of credit risk with respect to accounts receivable is generally diversified due to the number of entities composing the Company's customer base and their geographic dispersion. The Company had two major customers who accounted for 15% and 13% of the Company's sales during fiscal year 2000; these customers represented 18% and 8% of account receivable at June 30, 2000. Two major customers who accounted for 15% and 14% of the Company's net sales during fiscal year 1999 and represented 19% and 8% of accounts receivable at June 25, 1999. One major customer who accounted for 16% of the Company's net sales during fiscal year 1998. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses. The allowance for doubtful accounts is composed of:

                                          June 30,         June 25,           June 26,
                                            2000             1999               1998
                                        ------------     ------------      ------------
          Beginning                     $    219,000     $   468,000       $    404,000
          Additions charged to
            cost and expenses                 34,000           55,000            90,000
          Recovered                          (32,000)        (229,000)               --
          Actual write-offs                       --          (75,000)          (26,000)
                                        ------------     ------------      ------------
          Ending                        $    221,000     $    219,000      $    468,000
                                        ============     ============      ============


2.   INVENTORIES

     Inventories consist of the following:

                                          June 30,         June 25,
                                            2000             1999
                                        ------------     ------------
          Raw materials                 $  1,251,000     $    839,000
          Work in progress                 1,160,000          383,000
          Finished goods                     345,000          577,000
                                        ------------     ------------
                                        $  2,756,000     $  1,799,000
                                        ============     ============

3.   PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                          June 30,         June 25,
                                                            2000             1999
                                                        ------------     ------------
          Building and improvements                     $    999,000     $  1,634,000
          Leasehold improvements                           1,177,000        1,040,000
          Machinery and equipment                          5,033,000        5,351,000
          Furniture and fixtures                             793,000          753,000
          Equipment under capital leases                   1,666,000        1,736,000
                                                        ------------     ------------
                                                           9,668,000       10,514,000

          Less:
             Accumulated depreciation and
               amortization                                4,204,000        4,135,000
             Accumulated amortization on
               equipment under capital leases                967,000          841,000
                                                        ------------     ------------
                   Net property and equipment           $  4,497,000     $  5,538,000
                                                        ============     ============

4.   OTHER ASSETS
     Other assets consist of the following:

                                                  June 30,         June 25,
                                                    2000             1999
                                                ------------     ------------
          Cost in excess of net assets
            acquired, net of accumulated
            amortization of $734,000 (2000)
            and $603,000 (1999)                 $    571,000     $    606,000
          Other                                      365,000           65,000
                                                ------------     ------------
          Total                                 $    936,000     $    671,000
                                                ============     ============

5.   LINES OF CREDIT

     The Company's subsidiary, TTI Pte, has a secured credit agreement with a bank that provides for a total line of credit of $4,052,000. Borrowings under the line were $241,000 and $214,000 at the end of fiscal 2000 and 1999, respectively. The interest rate on borrowings is at the bank's prime rate (6.25% at June 30, 2000) plus 1.25%. Prior to year-end, borrowings under this agreement were collateralized on substantially all of TTI Pte's assets. Subsquent to year end, the line was increased to $5,789,000 and is collateralized by cash deposits in the amount of $1,158,000. The agreement contains certain debt covenants including maintaining a minimum net worth. This line of credit has no expiration date. The Company was in compliance with all debt covenants at June 30, 2000.

     The Company's subsidiary, TTM, has a secured credit agreement with a bank that provides for a total line of credit of $40,000. At June 30, 2000 and June 25, 1999, there were no borrowings outstanding. The line of credit bears interest at the bank's reference rate (6.8% at June 30, 2000) plus 2.5%. This line of credit has no expiration date.

     The Company's subsidiary, TTKL, has a secured credit agreement with a bank that provides for a total line of credit of $132,000. At June 30, 2000 and June 25, 1999, there were no borrowings outstanding. The line of credit bears interest at the bank's reference rate (6.8% at June 30, 2000) plus 2.5%. This line of credit has no expiration date.

     The Company's subsidiary, TTBK, has a line of credit that provides for borrowings of approximately $51,000. Interest on the line is at the bank's reference rate (8.5% at June 30, 2000) plus 1%. At June 30, 2000 and June 25, 1999, there were no borrowings outstanding. This line of credit has no expiration date.

6.   ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                          June 30,         June 25,
                                            2000             1999
                                        ------------     ------------
          Payroll and related           $    912,000     $  1,236,000
          Other                            2,391,000        1,769,000
                                        ------------     ------------
                                        $  3,303,000     $  3,005,000
                                        ============     ============

7.   LONG-TERM DEBT AND CAPITALIZED LEASES

     Long-term debt and capitalized leases consist of the following:

                                                                                June 30,                    June 25,
                                                                                 2000                        1999
                                                                              ------------                ------------
          Capitalized lease obligations, due in
            various installments through 2004 bearing
            interest at rates ranging from 3.5% to 9.00%,
            collateralized by leased assets (see Note 9)                      $    801,000                $  1,204,000

          Mortgage loan, due in monthly
            installments through 2002, bearing
            interest at 7.6%, collateralized by land and building                  220,000                     263,000
                                                                              ------------                ------------
                                                                                 1,021,000                   1,467,000
          Less current portion                                                     435,000                     505,000
                                                                              ------------                ------------
                                                                              $    586,000                $    962,000
                                                                              ============                ============

Maturities of long-term debt as of June 30, 2000 are as follows (exclusive of capitalized lease obligations):

           Fiscal
            Year
          --------
            2001                                                              $     87,000
            2002                                                                    86,000
            2003                                                                    47,000
                                                                              ------------
                                                                              $    220,000
                                                                              ============

8.   TAXES ON INCOME

     The provision (benefit) for income taxes consist of the following:

                                                               Year Ended
                                              ---------------------------------------------
                                                June 30,         June 25,         June 26,
                                                 2000              1999             1998
                                              -----------      -----------      -----------
          Current:
            Domestic                          $    73,000      $    --          $    24,000
            Foreign                              (105,000)          44,000          235,000
                                              -----------      -----------      -----------
                                                  (32,000)          44,000          259,000
                                              -----------      -----------      -----------
          Deferred:
            Domestic                                 --             --               --
            Foreign                               138,000            1,000          196,000
                                              -----------      -----------      -----------
                                              $   106,000      $    45,000      $   455,000
                                              ===========      ===========      ===========

The pre-tax income (loss) before minority interest related to domestic and foreign operations is as follows:

                                                               Year Ended
                                              ---------------------------------------------
                                                June 30,         June 25,         June 26,
                                                 2000              1999             1998
                                              -----------      -----------      -----------
          Domestic                            $   271,000      $  (500,000)     $   (18,000)
          Foreign                               1,254,000          982,000        1,323,000
                                              -----------      -----------      -----------
                                              $ 1,525,000      $   482,000      $ 1,305,000
                                              ===========      ===========      ===========

The reconciliation between the U.S. federal statutory tax rate and the effective income tax rate is as follows:

                                                                   Year Ended
                                                  ---------------------------------------------
                                                    June 30,         June 25,         June 26,
                                                     2000              1999             1998
                                                  -----------      -----------      -----------
          Statutory federal tax rate                   35 %             35 %             35 %
          Foreign income taxed at lower rates         (37)%            (56)%            (11)%
          Deferred income tax asset valuation
            allowance                                                   36 %              8 %
          Net operating loss utilization               (6)%
          Other                                        15 %             (6)%              3 %
                                                  -----------      -----------      -----------
          Effective rate                                7 %              9 %             35 %
                                                  ===========      ===========      ===========

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

The components of deferred income tax assets (liabilities) are as follows:

                                                    June 30,         June 25,
                                                     2000              1999
                                                  -----------      -----------
          Deferred income tax assets:
            Net operating loss carry forward      $ 1,353,000      $ 1,515,000
            Provision for local tax                    79,000          173,000
            Provision for bad debts                    66,000          170,000
            Reserve for obsolescence                   78,000           78,000
            Other                                      30,000           38,000
                                                  -----------      -----------
            Total deferred income tax assets        1,606,000        1,974,000

          Deferred income tax liabilities:
            Depreciation                              216,000          127,000
            Other                                     504,000          455,000
                                                  -----------      -----------
            Total deferred income tax liabilities     720,000          582,000
                                                  -----------      -----------
              Subtotal                                886,000        1,392,000
          Valuation allowance                      (1,606,000)      (1,974,000)
                                                  -----------      -----------
          Net deferred income tax liability       $  (720,000)     $  (582,000)
                                                  ===========      ===========

At June 30, 2000, the Company has net operating loss carryforwards of approximately$3,025,000 available to offset future U.S. federal taxes, which expire as follows:$1,767,000 in 2004,$151,000 in 2005,$170,000 in 2006 and$937,000 in 2014.

9.   COMMITMENTS AND CONTINGENCIES

     The Company leases certain of its facilities and equipment under long-term agreements expiring at various dates through 2004. Certain of these leases require the Company to pay real estate taxes and insurance and provide for escalation of lease costs based on certain indices. Future minimum payments under capital leases and noncancellable operating leases as of June 30, 2000 are as follows:

                                                                        Capital         Rental
       Fiscal Year                                                      Leases        Commitment
     ------------------------------------------------------------     -----------    -----------
       2001                                                           $   398,000    $   770,000
       2002                                                               346,000        523,000
       2003                                                                93,000        414,000
       2004                                                                69,000         48,000
       2005                                                                 2,000
                                                                      -----------    -----------
       Total future minimum lease payments                                908,000    $ 1,755,000
                                                                                     ===========
       Less amount representing interest                                 (107,000)
                                                                      -----------
       Present value of net minimum lease payments                        801,000
       Less current portion of capitalized lease obligations             (348,000)
                                                                      -----------
       Long-term obligations under capital leases                     $   453,000
                                                                      ===========

     Total rental expense on all operating leases, both cancelable and noncancelable, amounted to$543,000 in 2000,$415,000 in 1999 and$407,000 in
     1998. Total rental income under sublease was$169,000 in 2000,$59,000 in 1999 and$70,000 in 1998.

     On August 24, 1995, the Company was named in a civil action brought against 106 defendants alleging that they may have caused or contributed to soil and groundwater contamination that required the plaintiff to pay$3,750,000 to the Federal Environmental Protection Agency to settle. The Company believes its liability insurance should cover this claim, but its insurers have not yet made a decision regarding this matter. Management, based on its present information, believes that the outcome of this litigation will not materially affect the Company's consolidated financial position or results of operations.

     The Company is, from time to time, the subject of litigation claims and assessments arising out of matters occurring in its normal business operations. In the opinion of management, resolution of these matters will not have a material adverse effect on the Company's financial statements.

     In March 2000, the Company signed a letter of intent to acquire the business of a U.S. semiconductor test equipment manufacturer for approximately$6 million, subject to adjustment for actual net assets at closing. This letter of intent has expired. The Company continues to pursue this prospective acquisition which would be financed by newly issued debt and will be accounted for using the purchase method.

10.  STOCK OPTIONS

     The Company has three stock option plans under which officers, directors and employees are eligible to receive options to purchase shares of the Company's common stock. One of these plans, adopted in 1988, has been terminated except for outstanding options, which are still exercisable, to purchase an aggregate of 65,813 shares. Additionally, the Board of Directors issues non-qualified options at their discretion at a price not less than fair market value at the date of grant.

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

                                     Year Ended       Year Ended       Year Ended
                                    June 30, 2000    June 25, 1999    June 26, 1998
                                    -------------    -------------    -------------
     Net Income:
        Reported                    $   1,034,000    $     195,000    $     831,000
        Pro forma                   $     699,000    $    (204,000)   $     (25,000)

     Basic Earnings per Share:
       As Reported                  $        0.37    $        0.07    $        0.34
       Pro forma                    $        0.25    $       (0.07)   $       (0.01)

The fair value of the options granted during fiscal 2000, 1999 and 1998 was $5.38,$3.85 and $7.19, respectively, on the date of grant using the Black Scholes option-pricing model with the assumptions listed below:

                                     Year Ended       Year Ended       Year Ended
                                    June 30, 2000    June 25, 1999    June 26, 1998
                                    -------------    -------------    -------------
     Volatility                              52.6 %           42.1 %           49.3%
     Risk free interest rate                 6.18 %           5.91 %           5.69%
     Expected life (years)                   2.93             2.65             3.90

The following tables summarize information concerning outstanding and exercisable options at June 30, 2000:

                                       Year Ended June 30, 2000
     ------------------------------------------------------------------------------------------
                Options and Warrants Outstanding              Options and Warrants Exercisable
     ------------------------------------------------------  ----------------------------------
          Number       Weighted Average       Weighted           Number           Weighted
       Outstanding        Remaining            Average         Exercisable         Average
      June 30, 2000    Contractual Life     Exercise Price    June 30, 2000     Exercise Price
     ---------------  ------------------  -----------------  ---------------  -----------------
              37,688                0.30               3.00           37,688               3.00
              28,125                1.45               3.67           28,125               3.67
              30,000                1.56               4.67           30,000               4.67
              22,500                1.56               5.00           22,500               5.00
              30,000                2.25               5.00           30,000               5.00
              45,000                2.25               5.00           45,000               5.00
              75,000                2.34               5.00           56,250               5.00
             275,860                2.35               5.00          275,860               5.00
              69,920                2.35               5.00           69,920               5.00
              34,960                0.35               5.00           34,960               5.00
               5,000                2.44               5.00            3,750               5.00
              45,000                3.02               3.69           45,000               3.69
              14,500                3.02               4.34           10,875               4.34
              45,000                4.04               2.81           45,000               2.81
              89,000                4.74               6.00           22,250               6.00
              36,870                1.86               8.00           36,870               8.00
     ---------------  ------------------  -----------------  ---------------  -----------------
     $       884,423                1.90  $            4.90          794,048  $            4.81

Included in the total options and warrants outstanding at June 30, 2000 were 500,110 warrants issued in fiscal 1997, 1998 and 2000 that permit purchase of common stock of the Company at an average price of $5.20.

The following table summarizes the stock option activity for the three years ended June 30, 2000:

                                                                                 Number of
                                 Stock Options                                    Shares
     -------------------------------------------------------------------------  ----------
     Balance at June 27, 1997 (weighted average price of 2.06 per share)          192,962
       Granted at a weighted average price of 7.19 per share                       87,500
       Exercised at a weighted average price of 1.66 per share                    (87,774)
                                                                                ----------

     Balance at June 26, 1998 (weighted average price of 4.77 per share)          192,688
       Granted at a weighted average price of 3.85 per share                       59,500
       Exercised at a weighted average price of 1.60 per share                     (7,500)
       Canceled at a weighted average price of 1.60 per share                      (7,500)
                                                                                ----------

     Balance at June 25, 1999 (weighted average price of 4.77 per share)          237,188
       Granted at a weighted average price of 4.95 per share                      167,750
       Exercised at a weighted average price of 2.17 per share                    (20,625)

                                                                                ----------
     Balance at June 30, 2000 (weighted average price of 5.89 per share)          384,313
                                                                                ==========
                                                                                ----------
     Options exercisable at June 30, 2000                                         293,398
                                                                                ==========

11.  BUSINESS SEGMENTS

     The Company operates principally in three industry segments, the designing and manufacturing of equipment (that tests the structural integrity of integrated circuits and other products which measure the rate of turn), the testing service industry (that performs structural and electronic tests of semiconductor devices) and the distribution of various products from other manufacturers in Singapore and Southeast Asia.

     The allocation of the cost of equipment, the current year investment in new equipment and depreciation expense have been made on the basis of the primary purpose for which the equipment was acquired.

     The Company's wholly owned subsidiary, TTI Pte. in Singapore (including TTI Pte.'s wholly owned subsidiaries, TTTS Pte and TTBk, 55% owned joint venture of Trio-Tech Malaysia, another subsidiary wholly owned by Trio-Tech Malaysia and 76% owned Prestal Enterprise Sdn Bhd) operates in the manufacturing, the testing service and the distribution industry segments.

     All intersegment sales are sales from the manufacturing segment to the testing and distribution segment. Corporate assets mainly consist of cash and prepaid expenses. Corporate expenses mainly consist of salaries, insurance, professional expenses and directors' fees.

                                                               2000             1999            1998
                                                         ---------------  ---------------  ---------------
     Revenues:
       Manufacturing                                     $    13,864,000  $     7,923,000  $     7,669,000
       Testing                                                 7,723,000        7,239,000        8,437,000
       Distribution                                            5,859,000        7,111,000        6,661,000
                                                         ---------------  ---------------  ---------------
       Total Revenues from reportable segments                27,446,000       22,273,000       22,767,000
       Elimination of intersegment revenue                      (503,000)      (1,092,000)        (915,000)
                                                         ---------------  ---------------  ---------------
          Total consolidated revenues                    $    26,943,000  $    21,181,000  $    21,852,000
                                                         ===============  ===============  ===============

     Operating profit (loss):
       Manufacturing                                     $       118,000  $    (1,474,000) $      (443,000)
       Testing                                                   394,000          886,000          712,000
       Distribution                                             (322,000)           4,000          643,000
                                                         ---------------  ---------------  ---------------
          Total operating profit                                 190,000         (584,000)         912,000
                                                         ---------------  ---------------  ---------------
       Corporate income                                          311,000          377,000           57,000
                                                         ---------------  ---------------  ---------------
          Total operating profit (loss)                  $       501,000  $      (207,000) $       969,000
                                                         ===============  ===============  ===============

     Depreciation and amortization:
       Manufacturing                                     $       450,000  $       425,000  $       301,000
       Testing                                                   924,000          731,000          585,000
       Distribution                                              149,000           66,000           58,000
                                                         ---------------  ---------------  ---------------
          Total depreciation and amortization            $     1,523,000  $     1,222,000  $       944,000
                                                         ===============  ===============  ===============

     Capital expenditures:
       Manufacturing                                     $       436,000  $       657,000  $       804,000
       Testing                                                   654,000        1,052,000        1,741,000
       Distribution                                              237,000          154,000           29,000
                                                         ---------------  ---------------  ---------------
          Total capital expenditures                     $     1,327,000  $     1,863,000  $     2,574,000
                                                         ===============  ===============  ===============

     Identifiable assets:
       Manufacturing                                     $     9,020,000  $     7,156,000  $     7,345,000
       Testing                                                11,553,000        9,131,000        6,589,000
       Distribution                                            2,081,000        2,605,000        5,171,000
       Corporate                                                  58,000           40,000          226,000
                                                         ---------------  ---------------  ---------------
          Total assets                                   $    22,712,000  $    18,932,000  $    19,331,000
                                                         ===============  ===============  ===============

     Net sales into countries:
       United States                                     $    13,951,000  $     7,482,000  $     5,143,000
       Singapore                                               6,807,000        6,934,000        6,955,000
       Malaysia                                                2,682,000        2,412,000        3,909,000
       Thailand                                                  632,000        2,156,000        3,280,000
       Other foreign countries                                 2,871,000        2,197,000        2,565,000
                                                         ---------------  ---------------  ---------------
          Total net sales into countries                 $    26,943,000  $    21,181,000  $    21,852,000
                                                         ===============  ===============  ===============

Revenues are attributed to countries based on location of the customer.

     Long-lived assets:
       United States                                     $     1,588,000  $     1,437,000  $     1,127,000
       Singapore                                               1,552,000        2,826,000        2,473,000
       Malaysia                                                1,350,000          688,000          380,000
       Thailand                                                  684,000          959,000          995,000
       Ireland                                                   259,000          299,000          320,000
                                                         ---------------  ---------------  ---------------
          Total long-lived assets                        $     5,433,000  $     6,209,000  $     5,295,000
                                                         ===============  ===============  ===============

12.  QUARTERLY FINANCIAL DATA (UNAUDITED)
      The Company's summarized quarterly financial data are as follows:

Year ended June 25, 1999                        SEP. 25,         DEC. 25,        MAR. 26,        JUN. 25,
                                             -------------    -------------   -------------   -------------
Revenues                                     $   5,186,000    $   4,983,000   $   4,950,000   $   6,062,000
Expenses                                         5,015,000        4,814,000       4,848,000       6,022,000
                                             -------------    -------------   -------------   -------------

Income before income taxes and
        minority interest                          171,000          169,000         102,000          40,000
Income taxes                                       (80,000)        (104,000)        (83,000)        222,000
                                             -------------    -------------   -------------   -------------
Income before minority interest                     91,000           65,000          19,000         262.000
Minority interest                                   10,000          (36,000)              0        (216,000)
                                             -------------    -------------   -------------   -------------
Net income                                   $     101,000    $      29,000   $      19,000   $      46,000
                                             =============    =============   =============   =============

Net income per share:
                                             -------------    -------------   -------------   -------------
Basic                                        $        0.04    $        0.01   $        0.01   $        0.02
                                             =============    =============   =============   =============
Fully diluted                                $        0.04    $        0.01   $        0.01   $        0.02
                                             =============    =============   =============   =============

Year ended June 30, 2000                        SEP. 24,         DEC. 31,        MAR. 31,        JUN. 30,
                                             -------------    -------------   -------------   -------------
Revenues                                     $   5,556,000    $   6,787,000   $   5,925,000   $   8,675,000
Expenses                                         5,493,000        6,189,000       5,719,000       8,017,000
                                             -------------    -------------   -------------   -------------
Income before income taxes and
        minority interest                           63,000          598,000         206,000         658,000
Income taxes                                        47,000         (111,000)        (65,000)         23,000
                                             -------------    -------------   -------------   -------------
Income before minority interest                    110,000          487,000         141,000         681,000
Minority interest                                  (66,000)          18,000         (27,000)       (310,000)
                                             -------------    -------------   -------------   -------------
Net income                                   $      44,000    $     505,000   $     114,000   $     371,000
                                             =============    =============   =============   =============
Net income per share:
                                             -------------    -------------   -------------   -------------
Basic                                        $        0.02    $        0.18   $        0.04   $        0.13
                                             =============    =============   =============   =============
Fully diluted                                $        0.02    $        0.18   $        0.04   $        0.12
                                             =============    =============   =============   =============