Form 10-Q
period 2000-09-29
TRIO TECH INTERNATIONAL
filed 2000-11-09
CIK 732026

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ------------------------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 29, 2000

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


   Number of shares of common stock outstanding as of October 31, 2000  is
                                  2,896,066.

TRIO-TECH INTERNATIONAL

INDEX TO CONSOLIDATED FINANCIAL INFORMATION, OTHER INFORMATION AND SIGNATURE
------------------------------------------------------------------------------

                                                                                                                         Page
                                                                                                                         ----
Part I.    Financial Information
  Item 1.  Consolidated Financial Statements

           Condensed Consolidated Balance Sheets as of September 29, 2000 and June 30, 2000.........................       3
           Condensed Consolidated Statements of Income and Comprehensive Income (Loss) for the Three Months
           Ended September 29, 2000 and September 4, 1999...........................................................       4
           Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 29, 2000 and
           September 24, 1999........................................................................................      5
           Notes to Condensed Consolidated Financial Statements......................................................      6

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.....................      8
  Item 3.  Quantitative and Qualitative Disclosures about Market Risk................................................      9

Part II.   Other Information
  Item 1.  Legal Proceedings.........................................................................................     10
  Item 2.  Changes in Securities and Use of Proceeds.................................................................     10
  Item 3.  Defaults upon Senior Securities...........................................................................     10
  Item 4.  Submission of Matters to a Vote of Security Holders.......................................................     10
  Item 5.  Other Information.........................................................................................     10
  Item 6.  Exhibits and Reports on Form 8-K..........................................................................     10

Signatures ..........................................................................................................     11

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------


                                                                     Sept. 29,                                 June 30,
ASSETS                                                                 2000                                    2000 (a)
                                                             ---------------------------              ---------------------------
CURRENT ASSETS:
  Cash                                                       $       1,390,000                        $        1,956,000
  Cash deposits                                                      5,110,000                                 5,152,000
  Trade accounts receivable, less
    allowance for doubtful accounts
    of $305,000 on September 29, 2000
    and $221,000 on June 30, 2000                                    7,265,000                                 6,103,000
  Other receivables                                                    661,000                                   845,000
  Inventories                                                        3,963,000                                 2,756,000
  Prepaid expenses and other
    current assets                                                     840,000                                   467,000
                                                             ---------------------------              ---------------------------
           Total current assets                                     19,229,000                                17,279,000

PROPERTY AND EQUIPMENT, Net                                          5,487,000                                 4,497,000
OTHER ASSETS, Net                                                      632,000                                   936,000
                                                             ---------------------------              ---------------------------
TOTAL ASSETS                                                 $      25,348,000                        $       22,712,000
                                                             ===========================              ===========================

CURRENT LIABILITIES:
  Lines of credit                                            $       309,000                          $          241,000
  Accounts payable                                                 5,418,000                                   4,128,000
  Accrued expenses                                                 4,115,000                                   3,303,000
  Income taxes payable                                               360,000                                     242,000
  Current portion of long-term debt
    and capitalized leases                                           443,000                                     435,000
                                                             ---------------------------              ---------------------------
           Total current liabilities                              10,645,000                                   8,349,000
                                                             ---------------------------              ---------------------------
LONG-TERM DEBT AND
    CAPITALIZED LEASES,
      Net of current portion                                         756,000                                    586,000
                                                             ---------------------------              ---------------------------
DEFERRED INCOME TAXES                                                715,000                                    720,000
                                                             ---------------------------              ---------------------------
MINORITY INTEREST                                                  2,640,000                                  2,609,000
                                                             ---------------------------              ---------------------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
    Common stock; authorized,
        15,000,000 shares; issued and
        outstanding, 2,864,958 shares
        (September 29, 2000) and 2,836,618 shares
        (June 30, 2000) stated at                                  9,179,000                                  9,067,000
    Retained earnings                                              1,910,000                                  1,726,000
    Accumulated  other comprehensive loss                          (497,000)                                  (345,000)
                                                             --------------------------               --------------------------
           Total shareholders' equity                             10,592,000                                 10,448,000
                                                             --------------------------               --------------------------
TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY                                   $     25,348,000                           $     22,712,000
                                                            ==============================             ============================

(a) Derived from audited consolidated financial statements included in the Form 10K for the fiscal year ended June 30, 2000.

                       See notes to condensed consolidated financial statements.

                                        TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
---------------------------------------------------------------------------
                                                          THREE MONTHS ENDED
                                                          ------------------

                                                                      Sept. 29,                    Sept. 24,
                                                                        2000                         1999
                                                                    -------------                -------------
NET SALES                                                           $   9,158,000                $   5,556,000
COST OF SALES                                                           6,711,000                    4,122,000
                                                                    -------------                -------------
GROSS PROFIT                                                            2,447,000                    1,434,000

OPERATING EXPENSES:
     General and administrative                                         1,464,000                      872,000
     Selling                                                              706,000                      438,000
     Research and development costs                                        49,000                       50,000
                                                                    -------------                -------------
           Total                                                        2,219,000                    1,360,000
                                                                    -------------                -------------

INCOME FROM OPERATIONS                                                    228,000                       74,000

OTHER INCOME (EXPENSE):
     Interest expense                                                    (30,000)                     (21,000)
     Other income                                                          85,000                       10,000
                                                                    -------------                -------------
           Total                                                           55,000                     (11,000)
                                                                    -------------                -------------
INCOME BEFORE INCOME TAXES AND
     MINORITY INTEREST                                                    283,000                       63,000

INCOME TAXES                                                             (68,000)                       47,000
                                                                    -------------                -------------

INCOME BEFORE MINORITY INTEREST                                           215,000                      110,000

MINORITY INTEREST                                                        (31,000)                     (66,000)
                                                                    --------------               -------------

NET INCOME                                                                184,000                       44,000

OTHER COMPREHENSIVE LOSS:
     Foreign currency translation adjustment                            (152,000)                    (177,000)
                                                                    -------------                -------------

COMPREHENSIVE INCOME (LOSS)                                         $      32,000                $   (133,000)
                                                                    =============                =============

EARNINGS PER SHARE:
     Basic                                                          $        0.06                $        0.02
                                                                    =============                =============

     Diluted                                                        $        0.06                $        0.02
                                                                    =============                =============

WEIGHTED AVERAGE NUMBER OF COMMON AND
     COMMON POTENTIAL SHARES OUTSTANDING
         Basic                                                          2,850,000                    2,742,000
         Diluted                                                        3,037,000                    2,758,000

                       See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       THREE MONTHS ENDED
                                                                                   ---------------------------
                                                                             Sept. 29,                  Sept. 24,
                                                                               2000                       1999
                                                                          -----------------         -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                            $       184,000          $          44,000
     Adjustments to reconcile net income to
          net cash  provided by operations:
     Depreciation and amortization                                                 353,000                    364,000
     Gain on sale of property and equipment                                       (17,000)
     Deferred income taxes                                                         (5,000)                  (143,000)
     Minority interest                                                              32,000                    (1,000)
     Changes in assets and liabilities:
          Accounts receivable                                                  (1,162,000)                  (609,000)
          Other receivables                                                        184,000                  (202,000)
          Inventories                                                          (1,207,000)                  (152,000)
          Prepaid expenses and other current assets                              (373,000)                    (9,000)
          Other assets                                                             280,000                   (24,000)
          Accounts payable and accrued expenses                                  2,102,000                    986,000
          Income taxes payable                                                     118,000                     12,000
          Current portion of long-term debt                                          8,000
                                                                          ----------------          -----------------
              Net cash provided by operating activities                            497,000                    266,000
                                                                          ----------------          -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash deposits                                                                 42,000                     197,000
     Capital expenditures                                                     (1,425,000)                   (155,000)
     Proceeds from sale of property and equipment                                  30,000
                                                                          ---------------           ----------------
              Net cash (used in) provided by investing activities             (1,353,000)                     42,000
                                                                          ---------------           ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on lines of credit                                                (241,000)                  (214,000)
     Borrowings under lines of credit                                             309,000                     14,000
     Principal payments of long-term obligations
          and capitalized leases                                                (162,000)                   (96,000)
     Proceeds from long-term obligations                                          332,000
     Issuance of common stock                                                     112,000
                                                                          ---------------           ----------------
              Net cash provided by (used in) financing activities                 350,000                  (296,000)
                                                                          ---------------           ----------------

EFFECT OF EXCHANGE RATE ON CASH                                                  (60,000)                  (135,000)

NET DECREASE IN CASH AND CASH DEPOSITS                                          (566,000)                  (123,000)
CASH AND CASH DEPOSITS, BEGINNING OF PERIOD                                     1,956,000                  1,593,000
                                                                          ---------------           ----------------
CASH AND CASH DEPOSITS, END OF PERIOD                                     $     1,390,000           $      1,470,000
                                                                          ===============           ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
     Cash paid during the period for:
         Interest                                                         $      37,000             $         21,000
         Income taxes                                                     $      38,000             $         30,000


                       See notes to condensed consolidated financial statements.

                                        TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
NOTES    TO      CONDENSED   CONSOLIDATED   FINANCIAL   STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.        Basis of Presentation

The interim condensed consolidated financial statements of Trio-Tech International and Subsidiaries (the "Company") as of September 29, 2000, and for the three-months ended September 29, 2000 and September 24, 1999, respectively, are unaudited. In management's opinion, the unaudited condensed consolidated financial statements include all adjustments necessary, consisting of normal recurring accruals, for a fair presentation of such information.

The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report for fiscal year ended June 30, 2000.

Certain reclassifications of prior year amounts have been made to conform to the current year financial statement presentation.

The consolidated results of operations for the three-month periods ending September 29, 2000 and September 24, 1999 are not necessarily indicative of the results expected for a full year.

NOTE 2.        Inventories

The composition of inventories is as follows:

                                                          Sept. 29,                June, 30,
                                                            2000                     2000
                                                        ------------             ------------
                  Raw materials                         $  1,546,000             $  1,251,000
                  Work in process                          2,030,000                1,160,000
                  Finished goods                             387,000                  345,000
                                                        ------------             ------------
                                                        $  3,963,000             $  2,756,000
                                                        ============             ============


NOTE 3.        Stock Options

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its Stock Option Plans. Accordingly, no compensation expense has been recognized. Had compensation cost for the Company's Plan been determined based upon the fair value at the grant date for awards under this Plan consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, the Company's net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                                      Quarter Ended
                                                         Sept. 29, 2000              Sept. 24, 1999
                                                        ---------------              --------------
                  Net Income (Loss):
                      As Reported                       $       184,000              $       44,000
                      Pro forma                         ($     198,000)              ($     55,000)


                  Earnings (Loss) per Share:
                      As Reported                       $          0.06              $        0.02
                      Pro forma                         ($        0.07)              ($      0.02)

   The preceding calculation uses the Black Scholes option-pricing model with the assumptions listed below:

                                                                       Quarter Ended
                                                         Sept. 29, 2000              Sept. 24, 1999
                                                        ---------------              --------------

                  Volatility                                 52.61%                      42.25%
                  Expected Life (years)                       3.17                        2.37
                  Discount rate                               5.85%                       5.15%


NOTE  4.  Earnings per Share

The Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS"), "Earnings per Share" (EPS). SFAS 128 replaces the presentation of primary and fully diluted EPS with a presentation of basic EPS based upon the weighted- average number of common shares and also requires dual presentation of basic and diluted EPS for companies with "complex capital structures". EPS for the current and prior period has been presented in conformity with the provisions of SFAS 128. The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted EPS for the periods presented herein:

                                                                 Sept 29,            Sept. 24,
                                                                  2000                 1999
                                                            -----------------    -----------------

            Net income used to compute basic
                 and diluted earnings per share             $      184,000       $       44,000
                                                            -----------------    -----------------

            Weighted average number of common
                 shares outstanding - basic                      2,850,000            2,742,000

            Dilutive effect of stock options and                   187,000               16,000
                 warrants

            Number of shares used to compute                -----------------    -----------------
                 diluted earnings per share                      3,037,000            2,758,000
                                                            =================    =================

The following options and warrants were outstanding during and as of the quarter ended September 29, 2000 but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares:

                                 Type         Shares       Price           Expiration
                                 ----         ------       -----           ----------

                             Warrants         36,870       $8.00           May 9, 2005











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


Quarter Ended September 29, 2000 ("2001") Compared to Quarter Ended September
-----------------------------------------------------------------------------
24, 1999 ("2000")
-----------------

Net sales increased by $3,602,000 or 64.8% from $5,556,000 in 2000 to $9,158,000 in 2001 due primarily to continuing strong performance in the semiconductor industry. Net sales for the Southeast Asia operations increased $3,125,000 or 97% from $3,223,000 in 2000 to $6,348,000 in 2001 to due mainly to higher manufacturing and testing volume in Singapore.

Cost of sales increased $2,589,000 or 62.8% from $4,122,000 in 2000 to $6,711,000 in 2001. As a percentage of sales, it decreased 0.9% from 74.2% in 2000 to 73.3% in 2001. This decrease is primarily due to greater utilization of testing facilities.

Operating expenses increased by $859,000 or 63.2% from $1,360,000 in 2000 to $2,219,000 in 2001 to cope with the increase in sales volume.

Interest expense increased by $9,000 or 42.9%, from $21,000 in 2000 to $30,000 in 2001, due to increase in lines of credit and capitalized leases.

Other income has increased by $75,000 from $10,000 in 2000 to $85,000 in 2001 which derived mainly from an unrealised currency transaction gain, due to the appreciation of U.S. Dollars against Thai Baht.


Liquidity and Capital Resources

Net cash generated by operating activities during the period ended September 29, 2000 was $489,000 compared to $266,000 generated by operating activities during the period ended September 24, 1999. The positive cash flow from operating activities in 2001 was comprised of $184,000 from net income, an increase in accounts payable and accrued expenses of $2,102,000, an increase in income taxes payable of $118,000, an increase in other receivables of $184,000, an increase in minority interest of $32,000, an increase in other assets of $280,000 and $353,000 of non-cash depreciation and amortization. These amounts were partially offset by positive cash flow comprised of $ 17,000 of gain on sale of property and equipment, an increase in accounts receivable of $1,162,000, an increase in inventories of $1,207,000, an increase in deferred income taxes of $5,000 and prepaid expenses and other current assets of $373,000.

Net cash used by investing activities during 2001 was $1,353,000 compared to $42,000 provided by investing activities in the 2000 year. The net cash used by investing activities was a result of an increase in capital expenditures of $1,425,000, offset by proceeds from sale of property and equipment of $30,000 and a decrease in cash deposits of $42,000.

Net cash provided by financing activities during 2001 was $358,000 compared to $296,000 used by financing activities in the 2000 year. The cash outflow from financing activities include $395,000 of payments on lines of credit, long term obligations and capitalized leases, which was offset by a cash inflow of $641,000 from additional borrowing under lines of credit, long term obligations and capitalized leases, and the issuance of common stock in the Company of $112,000.

The Company's subsidiary, TTI Pte, has a secured credit agreement with a bank that provides for a total line of credit of $5,749,000. The Company has open letters-of-credit of $4,430,00 as of September 29, 2000. Interest rate was at the bank's prime rate (6.25% at September 29, 2000) plus 1.25%. Credit facilities have increased from $4,052,000 to $5,749,000. However, collateral for the borrowings has been reduced from substantially all TTI Pte's assets to a cash collateral of $1,150,000 and a corporate guarantee of $1,437,000. The agreement contains certain debt covenants including maintaining a minimum net
worth at TTI Pte.  This line of credit has no expiration date.   The Company was
in compliance with all debt covenants at September 29, 2000.

The Company's subsidiary, TTM, has a secured credit agreement with a bank that provides for a total line of credit of $40,000. At September 29, 2000, there were no borrowings outstanding. The line of credit bears interest at the bank's reference rate (6.8% at September 29, 2000) plus 2.5%. This line of credit has no expiration date.

The Company's subsidiary, TTBK, has a line of credit that provides for borrowings of approximately $47,000. Interest on the line is at the bank's reference rate (8.5% at September 29, 2000) plus 1%. At September 29, 2000, there were no borrowings outstanding. This line of credit does not have an expiration date.

The Company's subsidiary, TT Ireland, has a credit agreement that provides for a mortgage loan of $365,000. Borrowings under the mortgage loan amounted to $200,000 as of September 29, 2000. Interest is at the bank's prime rate (4.4% at September 29, 2000) plus 3.2%.

In March 2000, the Company executed a letter of intent to acquire all of the issued and outstanding capital stock of Thermo Voltek Corp. (doing business as KeyTek), an indirect, wholly owned subsidiary of Thermo Electron Corporation. Subsequent to period end, the Company elected not to pursue the acquisition of KeyTek due to the uncertainty in the global electronics markets.

Approximately $3,000,000 of cash is held in the Company's 55% owned Malaysia subsidiary. The Malaysian government has a program which limits the movement of certain cash balances.

Material Changes in Financial Position

There have not been any material changes in the financial position since the end of the last Fiscal Year End.

Material Changes in Results of Operations

Net sales has improved 64.8% for the quarter ended September 29, 2000, as compared to the corresponding quarter in the prior year, primarily due to an upturn in the semiconductor industry. Net sales for the Southeast Asia operations have almost doubled. The increase was derived mainly from higher manufacturing and testing volume in Singapore.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

Because the Company comes within the definition of a "small business issuer," the Quantitative and Qualitative Disclosures about Market Risk is not applicable.

TRIO-TECH INTERNATIONAL

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         Not applicable

Item 2.  Changes in Securities and Use of Proceeds

         On September 18, 2000, the Company announced that, for and with respect to any two shares of its Common Stock issued after that date upon exercise of the Company's outstanding $5.00 warrants, which shares are held for at least six months after the exercise of those warrants, the Company would grant the holder of those shares a new warrant to purchase one share of its Common Stock. The new warrants would be exercisable at $8.00 per share, expire two years from the date of grant and otherwise be on the same terms as the $5.00 warrants.

         In response to the foregoing, an aggregate of 19,830 shares of the Company's Common Stock were issued upon the exercise of the Company's $5.00 warrants after September 18, 2000, and, provided those shares are held for at least six months from the date of exercise, the Company will issue the holders thereof new warrants covering an aggregate of 9,915 shares. The remaining $5.00 warrants, covering an aggregate of 233,030 shares of the Company's Common Stock, expired without exercise at the close of business on November 3, 2000.

Item 3.  Defaults Upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to Vote of Security Holders

         Not applicable

Item 5.  Other Information

         Not applicable

Item 6.  Exhibits and reports on Form 8-K

         (a)   Exhibits
                  Exhibit 27  Financial Data Schedule

         (b)   Reports on Form 8-K
                  The Registrant filed the following reports on Form 8-K with the Securities and Exchange Commission during the first quarter of fiscal 2001:

                  None

SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               TRIO-TECH INTERNATIONAL



                              By:   /s/ Victor H.M. Ting
                                 -----------------------
                                VICTOR H.M. TING
                                Vice President and
                                Chief Financial Officer
                                Dated: November 7, 2000



                              By:  /s/ A. Charles Wilson
                                 -----------------------
                                A. Charles Wilson
                                Chairman of the Board of Directors
                                Dated: November 7, 2000