Form 10-Q
period 2000-12-29
TRIO TECH INTERNATIONAL
filed 2001-02-12
CIK 732026

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended December 29, 2000

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed with the Commission by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[_]


Number of shares of common stock outstanding as of February 2, 2001 is 2,927,136

================================================================================

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL INFORMATION, OTHER INFORMATION AND SIGNATURE
--------------------------------------------------------------------------------


                                                                                                                   Page
                                                                                                                   ----
Part I.        Financial Information
Item 1.        Condensed Consolidated Financial Statements
               Condensed Consolidated Balance Sheets as of December 29, 2000 and June 30, 2000...................     3
               Condensed Consolidated Statements of Income for the Six Months Ended December 29, 2000 and
               December 31,1999..................................................................................     4
               Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 29, 2000 and
               December 31, 1999.................................................................................     5
               Notes to Condensed Consolidated Financial Statements..............................................     6
  Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations.............     8
  Item 3.      Quantitative and Qualitative Disclosures about Market Risk........................................     9
Part II.       Other Information.................................................................................    10
  Item 1.      Legal Proceedings.................................................................................    10
  Item 2.      Changes in Securities and Use of Proceeds.........................................................    10
  Item 3.      Defaults upon Senior Securities...................................................................    10
  Item 4.      Submission of Matters to a Vote of Security Holders...............................................    10
  Item 5.      Other Information.................................................................................    10
  Item 6.      Exhibits and Reports on Form 8-K..................................................................    10

Signatures     ..................................................................................................    11

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------

                                                                                  Dec. 29,               June 30,
ASSETS                                                                             2000                  2000 (a)
                                                                                ----------             -----------
 CURRENT ASSETS:
    Cash                                                                       $ 1,954,000             $ 1,956,000
    Cash deposits                                                                5,629,000               5,152,000
    Trade accounts receivable, less allowance
         for doubtful accounts of $271,000 on
         December 29, 2000 and $221,000 on
         June 30, 2000                                                           7,950,000               6,103,000
    Other receivables                                                             989 ,000                 845,000
    Inventories                                                                  2,721,000               2,756,000
    Prepaid expenses and other
         current assets                                                            441,000                 467,000
                                                                               -----------             -----------
              Total current assets                                              19,684,000              17,279,000

PROPERTY AND EQUIPMENT, Net                                                      6,129,000               4,497,000
OTHER ASSETS, Net                                                                  929,000                 936,000
                                                                               -----------             -----------
TOTAL ASSETS                                                                   $26,742,000             $22,712,000
                                                                               ===========             ===========

CURRENT LIABILITIES:
    Lines of credit                                                            $    72,000             $   241,000
    Accounts payable                                                             4,919,000               4,128,000
    Accrued expenses                                                             3,702,000               3,303,000
    Income taxes payable                                                           730,000                 242,000
    Current portion of long-term debt
         and capitalized leases                                                    777,000                 435,000
                                                                               -----------             -----------
              Total current liabilities                                         10,200,000               8,349,000
                                                                               -----------             -----------
LONG-TERM DEBT AND CAPITALIZED LEASES,
    Net of current portion                                                       1,846,000                 586,000
                                                                               -----------             -----------
DEFERRED INCOME TAXES                                                              718,000                 720,000
                                                                               -----------             -----------
MINORITY INTEREST                                                                2,594,000               2,609,000
                                                                               -----------             -----------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
    Common stock; authorized,
         15,000,000 shares; issued and
         outstanding, 2,917,136 shares
         (December 29, 2000) and 2,836,618 shares
         (June 30, 2000) stated at                                               9,395,000               9,067,000
    Retained earnings                                                            2,548,000               1,726,000
    Accumulated other comprehensive loss                                          (559,000)               (345,000)
                                                                               -----------             -----------
              Total shareholders' equity                                        11,384,000              10,448,000
                                                                               -----------             -----------
TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY                                                       $26,742,000             $22,712,000
                                                                               ===========             ===========


(a) Derived from audited consolidated financial statements included in the Form 10K for the fiscal year ended June 30, 2000.

                       See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
--------------------------------------------------------------------

                                                 Six Months Ended                              Three Months Ended
                                         ----------------------------------           -----------------------------------
                                            Dec. 29,            Dec. 31,                 Dec. 29,              Dec. 31,
                                              2000                1999                     2000                  1999
                                         ------------         -------------           -------------          ------------
NET SALES                               $ 21,193,000          $  12,343,000           $  12,035,000          $  6,787,000
COST OF SALES                             15,512,000              9,173,000               8,801,000             5,051,000
                                        ------------           ------------           -------------          ------------
GROSS PROFIT                               5,681,000              3,170,000               3,234,000             1,736,000
OPERATING EXPENSES:
    General and administrative             3,178,000              1,958,000               1,714,000             1,086,000
    Selling                                1,339,000                890,000                 633,000               452,000
    Research and development costs           105,000                 91,000                  56,000                41,000
                                        ------------           ------------           -------------          ------------
        Total                              4,622,000              2,939,000               2,403,000             1,579,000
                                        ------------           ------------           -------------          ------------

INCOME  FROM OPERATIONS                    1,059,000                231,000                 831,000               157,000
OTHER INCOME (EXPENSES)
    Interest expense                        (186,000)               (63,000)               (156,000)              (42,000)
    Other income                             312,000                493,000                 227,000               483,000
                                        ------------           ------------           -------------          ------------
        Total                                126,000                430,000                  71,000               441,000
                                        ------------           ------------           -------------          ------------

INCOME BEFORE INCOME TAXES AND
    MINORITY INTEREST                      1,185,000                661,000                 902,000               598,000
INCOME TAXES                                (279,000)               (64,000)               (211,000)             (111,000)
                                        ------------           ------------           -------------          ------------

INCOME BEFORE MINORITY INTEREST              906,000                597,000                 691,000               487,000
MINORITY INTEREST                            (84,000)               (48,000)                (53,000)               18,000
                                        ------------           ------------           -------------          ------------

NET INCOME                                   822,000                549,000                 638,000               505,000
OTHER COMPREHENSIVE INCOME(LOSS):
    Foreign currency translation
    adjustment                              (214,000)                46,000                 (62,000)              223,000
                                        ------------           ------------           -------------          ------------

COMPREHENSIVE INCOME                    $    608,000          $     595,000           $     576,000          $    728,000
                                        ============          =============           =============          ============
EARNINGS PER SHARE:
    Basic                               $       0.29          $        0.20           $        0.22          $       0.18
                                        ============          =============           ==============           ===========

    Diluted                             $       0.28          $        0.20           $        0.22          $       0.18
                                      ==============        ===============           ===============        ==============

WEIGHTED AVERAGE NUMBER OF
COMMON AND COMMON POTENTIAL
    SHARES OUTSTANDING
       Basic                               2,859,000              2,745,000               2,874,000             2,748,000
       Diluted                             2,957,000              2,759,000               2,879,000             2,767,000

                       See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        SIX MONTHS ENDED
                                                                           -----------------------------------------------
                                                                               Dec. 29,                      Dec. 31,
                                                                                 2000                          1999
                                                                           -----------------            ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                             $         822,000            $          549,000
    Adjustments to reconcile net income to
        net cash provided by operations:
    Depreciation and amortization                                                    733,000                       718,000
    Gain on sale of property and equipment                                                                        (551,000)
    Deferred income taxes                                                             (2,000)                     (136,000)
    Minority interest                                                                (15,000)                       14,000
    Changes in assets and liabilities:
        Accounts receivable                                                       (1,847,000)                     (419,000)
        Other receivables                                                           (144,000)                      (58,000)
        Inventories                                                                   35,000                      (703,000)
        Prepaid expenses and other current assets                                     26,000                       (43,000)
        Other assets                                                                 (25,000)                      (24,000)
        Income tax payable                                                           488,000                       142,000
        Accounts payable and accrued expenses                                      1,190,000                     1,139,000
                                                                           -----------------            ------------------
          Net cash provided by operating activities                                1,261,000                       628,000
                                                                           -----------------            ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Certificates of deposit                                                         (477,000)                   (1,235,000)
    Capital expenditures                                                          (2,437,000)                     (776,000)
    Proceeds from sale of property and equipment                                      32,000                     1,560,000
                                                                           -----------------            ------------------
          Net cash used in investing activities                                   (2,882,000)                     (451,000)
                                                                           -----------------            ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on lines of credit                                                     (241,000)                     (214,000)
    Borrowings under lines of credit                                                  72,000                        35,000
    Principal payments of long-term obligations
        and capitalized leases                                                      (166,000)                     (205,000)
    Proceeds from long-term obligations                                            1,768,000
    Issuance of common stock                                                         328,000                        44,000
                                                                           -----------------            ------------------
          Net cash (used in) provided by financing activities                      1,761,000                      (340,000)
                                                                           -----------------            ------------------

EFFECT OF EXCHANGE RATE ON CASH                                                     (142,000)                        7,000

NET DECREASE IN CASH                                                                  (2,000)                     (156,000)
CASH, BEGINNING OF PERIOD                                                          1,956,000                     1,593,000
                                                                           -----------------            ------------------
CASH, END OF PERIOD                                                        $       1,954,000            $        1,437,000
                                                                           =================            ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
   Cash paid during the period for:
     Interest                                                              $          61,000            $           51,000
     Income taxes                                                          $          38,000            $           75,000


                       See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.  Basis of Presentation

The interim condensed consolidated financial statements as of December 29, 2000 and as of December 31, 1999, respectively, and for the six-months ended December 29, 2000 and as of December 31, 1999, respectively, are unaudited. In management's opinion, the unaudited consolidated financial statements reflect all adjustments necessary, consisting of normal recurring accruals, for a fair statement of the results for the interim periods presented. Certain reclassifications of prior year amounts have been made to conform to the current year financial statement presentation.

The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report for fiscal year ended June 30, 2000.

The consolidated results of operations for the three-month periods ending December 29, 2000 and December 31, 1999, are not necessarily indicative of the results expected for a full year.

NOTE 2.    Inventories

The composition of inventories is as follows (in thousands):

                                       Dec. 29,       Jun. 30,
                                          2000           2000
                                       -------        -------
          Raw materials                 $1,706         $1,251
          Work in process                  657          1,160
          Finished goods                   358            345
                                        ------         ------
                                        $2,721         $2,756
                                        ======         ======

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


                                                Quarter Ended
                                   Dec. 29, 2000              Dec. 31,1999
                                   -------------              ------------
Net Income:
(in thousands)
      As Reported                      $ 822                      $ 549
      Pro forma                        $ 705                      $ 384

Earnings per Share:
      As Reported                      $0.29                      $0.20
      Pro forma                        $0.25                      $0.14


   The preceding calculation uses the Black Scholes option-pricing model with the assumptions listed below:


                                               Quarter Ended
                                  Dec. 29, 2000              Dec. 31, 1999
                                  -------------              -------------
   Volatility                         60.55%                    37.61%
   Expected Life (years)               2.81                      2.80
   Discount rate                       4.98%                     5.91%

Note 4.  Earnings per Share

The Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS"), "Earnings per Share". SFAS 128 replaces the presentation of primary and fully diluted (EPS) with a presentation of basic EPS based upon the weighted- average number of common shares and also requires dual presentation of basic and diluted EPS for companies with "complex capital structures". EPS for the current and prior period has been presented in conformity with the provisions of SFAS 128. The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted EPS for the periods presented herein:

                                                               Dec. 29,          Dec. 31,
                                                                 2000              1999
                                                              ----------        ----------
           Net income used to compute basic
               and diluted earnings per share                 $  822,000        $  549,000
                                                              ----------        ----------

           Weighted average number of common
               shares outstanding - basic                      2,862,000         2,745,000

           Dilutive effect of stock options and                   95,000            14,000
               warrants

           Number of shares used to compute                   ----------        ----------
               diluted earnings per share                      2,957,000         2,759,000
                                                              ==========        ==========

The following options and warrants were outstanding during and as of the quarter ended December 29, 2000 but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares:

                             Type            Shares      Price      Expiration
                             ----            ------      -----      ----------
                           Warrants           30,000     $4.69     January 22, 2002
                           Warrants           22,500     $5.00     January 22, 2002
                           Warrants           36,870     $8.00     May 9, 2002
                           Options            45,000     $5.00     September 30, 2002
                           Warrants           15,000     $5.00     September 30, 2002
                           Warrants           15,000     $5.00     September 30, 2002
                           Warrants           69,920     $5.00     November 4, 2002
                           Warrants           34,960     $5.00     November 4, 2002
                           Options            75,000     $5.00     November 14, 2002
                           Warrants            9,915     $8.00     November 5, 2002
                           Options             5,000     $5.00     December 9, 2002
                           Options            45,000     $3.69     July 9, 2003
                           Options            14,500     $5.31     July 9, 2003
                           Options            80,000     $6.00     March 27, 2005
                           Options            42,000     $5.38     July 10, 2005
                           Options            40,000     $5.63     September 18, 2005

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Forward-Looking Statements

The discussions of the Company's business and activities set forth in this report and in other past and future reports and announcements by the Company may contain forward-looking statements and assumptions regarding future activities and results of operations of the Company. In light of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company hereby identifies the following factors which could cause actual results to differ materially from those reflected in any forward-looking statement made by or on behalf of the Company: market acceptance of Company products and services; changing business conditions or technologies in the semiconductor industry, which could affect demand for the Company's products and services, including without limitation those statements relating to the second half of fiscal 2001; the impact of competition; problems with technology; product development schedules; delivery schedules; changes in military or commercial testing specifications which could affect the market for the Company's products and services; difficulties in profitability integrating acquired businesses, if any, into the Company; risks associated with conducting business internationally and especially in Southeast Asia, including currency fluctuations and devaluations, currency restrictions, local laws and restrictions and possible social, political and economic instability; general and economic conditions; and other economic, financial and regulatory factors beyond the Company's control.

Trio-Tech International designs and sells equipment and systems used in the manufacture and testing of semiconductors. Given the current uncertain conditions in the global semiconductor industry, the Company is carefully monitoring conditions in its markets so that it can effectively address risks and attempt to take advantage of opportunities that may develop. Management of the Company is taking a cautious approach to the outlook for the second half, and currently expects earnings for the third and fourth quarters of fiscal 2001 to meet or exceed the $0.04 and $0.12 per diluted share achieved for the third and fourth quarters of fiscal 2000, respectively.

Quarter Ended December 29, 2000 ("2001") Compared to Quarter Ended December 31, 1999 ("2000")

Net sales for the Company increased by $5,248,000 or 77.3% from $6,787,000 in 2000 to $12,035,000 in 2001 primarily due to increased sales volume from increased capacity in facilities in Singapore. Net sales for the Southeast Asia operations increased $4,325,000, more than doubling from $3,868,000 in 2000 to $8,193,000 in 2001, mainly as a result in the increased capacity allowing higher testing volume in Singapore.

Cost of sales increased by $3,750,000 or 74.2% from $5,051,000 in 2000 to $8,801,000 in 2001. As a percentage of sales, cost of sales decreased by 1.3% from 74.4% in 2000 to 73.1% in 2001. This decrease is primarily due to economies-of-scale afforded by the increase in sales.

Operating expenses increased by $824,000 or 52.2% from $1,579,000 in 2000 to $2,403,000 in 2001. General and administrative expenses included a one-time cost related to the transaction involving KeyTek of $162,000, which the transaction was abandoned, and increased expenses in combination with increased sales. As a percentage of sales there was a decrease in general and administrative expenses of 3.9% after eliminating the KeyTek expense. Selling expenses decreased by 1.5% as a percentage of sales and reflect economies-of-scale afforded by the increase in sales. Research and development costs have increased by 36.6% primarily due to the Company's increased monetary commitment to development of the Artic Thermal Chuck.

Interest expense increased by $114,000 or 271.4%, from $42,000 in 2000 to $156,000 in 2001, primarily due to the increase in financing activities for the support of the capacity expansion of testing operations in Singapore.

Other income decreased by $256,000 or 53% from $483,000 in 2000 to $227,000 in 2001. The $483,000 in 2000 was primarily due to the gain of $562,000 on the sale of the building in Jurong, offset by a provision for the downsizing of the facility in Kuala Lumpur of $228,000.

Liquidity and Capital Resources

Net cash generated by operating activities during the period ended December 29, 2000 was $1,261,000 compared to $628,000 generated by operating activities during the period ended December 31, 1999. The positive cash flow from operating activities in 2001 was comprised of $822,000 from net income, an increase in accounts payable and accrued expenses of $1,190,000, an increase in income taxes payable of $488,000, a decrease in inventories of $35,000, a decrease in prepaid expenses and other current assets of $26,000 and $733,000 of non-cash depreciation and amortization. These amounts were partially offset by positive cash flow comprised of $ 2,000 decrease in deferred income taxes, a decrease in minority interest of $15,000, an increase in accounts receivable of $1,847,000, an increase in other receivables of $144,000 and other assets of $25,000.

Net cash used by investing activities during 2001 was $2,882,000 compared to $451,000 used by investing activities in the 2000 year. The net cash used by investing activities was a result of an increase in capital expenditures of $2,437,000, primarily related to testing equipment in Singapore and an increase in cash deposits of $477,000, offset by proceeds from sale of property and equipment of $ 32,000.

Net cash provided by financing activities during 2001 was $1,761,000 compared to $340,000 used by financing activities in the 2000 year. The cash outflow from financing activities includes $407,000 of payments on lines of credit, long term obligations and capitalized leases. The cash outflow was offset by a cash inflow of $1,840,000 from additional borrowing under lines of credit and long term obligations, and the issuance of common stock in the Company upon exercise of outstanding options and warrants for an aggregate exercise price of $328,000.

The Company's subsidiary, TTI Pte, has a secured credit agreement with a bank that provides for a total line of credit of $3,345,000. The Company has open letters of credit, trust receipts, shipping and banker's guarantees of $1,947,000 as at the end of December 29, 2000. Interest rate was at the bank's prime rate (6.25% at December 29, 2000) plus 1.25%. Credit facilities have reduced from $5,749,000 to $3,345,000. The collateral for the borrowings has been revised to a charge over fixed deposit of $953,000, in the name of the company of $300,000 and corporate guarantee of $1,444,000. The agreement contains certain debt covenants including maintaining a minimum net worth at TTI Pte. This line of credit has no expiration date. The Company was in compliance with all debt covenants at December 29, 2000.

The Company's subsidiary, TTM, has a secured credit agreement with a bank that provides for a total line of credit of $40,000. At December 29, 2000, there were no borrowings outstanding. The line of credit bears interest at the bank's reference rate (6.8% at December 29, 2000) plus 2.5%. This line of credit has no expiration date.

The Company's subsidiary, TTKL, has a secured credit agreement with a bank that provides for a total line of credit of $132,000. At December 29, 2000, there were no borrowings outstanding. The line of credit bears interest at the bank's reference rate (6.8% at December 29, 2000) plus 2.5%. This line of credit has no expiration date.

The Company's subsidiary, TTBK, has a line of credit that provides for borrowings of approximately $46,000. Interest on the line is at the bank's reference rate (8.5% at December 29, 2000) plus 1%. As at December 29, 2000, there were no borrowings outstanding. This line of credit does not have an expiration date.

The Company's subsidiary, TT Ireland, has a credit agreement that provides for a mortgage loan of $387,000. Borrowings under the mortgage loan amounted to $207,000 as of December 29, 2000. Interest is at the bank's prime rate (4.5% at December 29, 2000) plus 3.5%.

The Company's subsidiaries, TT System and Universal System, have a secured credit agreement with a bank that provides for a total line of credit of $400,000 and $200,000 respectively. Borrowings against this line as of December 29, 2000 amounted to $72,000 . The line of credit bears interest at the bank's reference rate (11% at December 29, 2000) plus 1.75%. This line of credit expires December 2001.

Approximately $2,891,000 of cash is held in the Company's 55% owned Malaysian subsidiary. In September 1998, the Malaysian government approved a program to limit the movement of certain cash balances denominated in Malaysian currency.

Material Changes in Financial Position

There has been an 9% change in the equity of the Company to $11,384,000 on December 29, 2000 from $10,448,000 on June 30, 2000. This increase was primarily due to the issuance of stock representing 3.1% of the value ofoutstanding common stock, earnings of 7.9% and a foreign currency decrease of 2.0%.

Material Changes in Results of Operations

Capacities have been increased in Southeast Asia, resulting in a 77.3% increase in net sales for the quarter ended December 29, 2000, as compared to the corresponding quarter in the prior year.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

Because the Company comes within the definition of a "small business issuer" the Quantitative and Qualitative Disclosures about Market Risk are not applicable.

TRIO-TECH INTERNATIONAL

PART II. OTHER INFORMATION
--------------------------------------------------------------------------------

Item 1.  Legal Proceedings

         Not applicable

Item 2.  Changes in Securities and Use of Proceeds

         Not applicable

Item 3.  Defaults Upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to Vote of Security Holders

         At the Annual Meeting of Shareholders held on December 8, 2000, the shareholders voted on a proposal to amend the Directors Stock Option Plan to increase the number of shares available thereunder from 150,000 to 300,000 shares. The number of votes cast for the proposal was 1,448,517, the number of votes cast against the proposal was 142,557, the number of votes abstaining was 14,952 and the number of broker non-votes was 1,287,860.

Item 5.  Other Information

         Not applicable

Item 6.  Exhibits and reports on Form 8-K

         (a)   Exhibits

                  None

         (b)   Reports on Form 8-K

                  The Registrant filed the following reports on Form 8-K with the Securities and Exchange Commission during the second quarter of fiscal 2001:

                  None

SIGNATURES
-------------------------------------------------------------------------------
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              TRIO-TECH INTERNATIONAL


                              By:   /s/ Victor H.M. Ting
                                  ----------------------
                                  VICTOR H.M. TING
                                  Vice President and
                                  Chief Financial Officer
                                  Dated: February 9, 2001


                              By:   /s/ A. Charles Wilson
                                  -------------------------
                                  A. Charles Wilson
                                  Chairman of the Board of Directors
                                  Dated: February 9, 2001