Form 10-Q
period 2001-03-30
TRIO TECH INTERNATIONAL
filed 2001-05-14
CIK 732026

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

                 For the Quarterly Period Ended March 30, 2001

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed with the Commission by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No


  Number of shares of common stock outstanding as of May 4, 2001 is 2,927,136

================================================================================

TRIO-TECH INTERNATIONAL
INDEX TO CONSOLIDATED FINANCIAL INFORMATION, OTHER INFORMATION AND SIGNATURE


                                                                                                                             Page
                                                                                                                             ----
Part I.        Financial Information
  Item 1.      Condensed Consolidated Financial Statements
               Condensed Consolidated Balance Sheets as of March 30, 2001 and June 30, 2000 (Unaudited)......................   3
               Condensed Consolidated Statements of Income for the Three and Nine Months Ended March 30, 2001
                  and March 31, 2000 (Unaudited).............................................................................   4
               Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 30, 2001 and March 31, 2000
                  (Unaudited)................................................................................................   5
               Notes to Condensed Consolidated Financial Statements (Unaudited)..............................................   6
  Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations.........................   9
  Item 3.      Quantitative and Qualitative Disclosures about Market Risk....................................................  11

Part II.       Other Information.............................................................................................  12
  Item 1.      Legal Proceedings.............................................................................................  12
  Item 2.      Changes in Securities and Use of Proceeds.....................................................................  12
  Item 3.      Defaults upon Senior Securities...............................................................................  12
  Item 4.      Submission of Matters to a Vote of Security Holders...........................................................  12
  Item 5.      Other Information.............................................................................................  12
  Item 6.      Exhibits and Reports on Form 8-K..............................................................................  12

Signatures     ..............................................................................................................  13

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
-------------------------------------------------

                                                                             Mar. 30,                      June 30,
                                                                               2001                        2000 (a)
                                                                          ---------------             -----------------
ASSETS
CURRENT ASSETS:
   Cash                                                                      $ 1,622,000                   $ 1,956,000
   Cash deposits                                                               6,180,000                     5,152,000
   Trade accounts receivable, less allowance
      for doubtful accounts of $228,000 on
      March 30, 2001 and $221,000 on June 30, 2000                             5,307,000                     6,103,000
   Other receivables                                                             739,000                       845,000
   Inventories                                                                 2,455,000                     2,756,000
   Prepaid expenses and other current assets                                     372,000                       467,000
                                                                             -----------                   -----------
           Total current assets                                               16,675,000                    17,279,000

PROPERTY AND EQUIPMENT, Net                                                    7,481,000                     4,497,000
OTHER ASSETS, Net                                                                835,000                       936,000
                                                                             -----------                   -----------
TOTAL ASSETS                                                                 $24,991,000                   $22,712,000
                                                                             ===========                   ===========

CURRENT LIABILITIES:
   Lines of credit                                                           $   142,000                   $   241,000
   Accounts payable                                                            3,235,000                     4,128,000
   Accrued expenses                                                            3,232,000                     3,303,000
   Income taxes payable                                                          587,000                       242,000
   Current portion of long-term debt                                           1,267,000                       435,000
                                                                             -----------                   -----------
           Total current liabilities                                           8,463,000                     8,349,000
                                                                             -----------                   -----------
LONG-TERM DEBT
       Net of  current portion                                                 1,873,000                       586,000
                                                                             -----------                   -----------
DEFERRED INCOME TAXES                                                            690,000                       720,000
                                                                             -----------                   -----------
MINORITY INTEREST                                                              2,590,000                     2,609,000
                                                                             -----------                   -----------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
   Common stock; authorized, 15,000,000 shares;
       issued and outstanding, 2,927,136 shares
       (March 30, 2001) and 2,836,618 shares
       (June 30, 2000) stated at                                               9,423,000                     9,067,000
   Retained earnings                                                           2,661,000                     1,726,000
   Accumulated other comprehensive loss                                         (709,000)                     (345,000)
           Total shareholders' equity                                         11,375,000                    10,448,000
                                                                             -----------                   -----------
TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY                                                     $24,991,000                   $22,712,000
                                                                             ===========                   ===========

(a) Derived from audited consolidated financial statements included in the Form 10K for the fiscal year ended June 30, 2000

                       See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

                                                     Nine Months Ended                   Three Months Ended
                                               ------------------------------     -------------------------------
                                                 Mar. 30,         Mar. 31,          Mar. 30,          Mar. 31,
                                                   2001             2000              2001              2000
                                               ------------     -------------     -------------      ------------
NET SALES                                      $ 29,070,000       $ 18,269,000      $ 7,877,000      $ 5,925,000
COST OF SALES                                    21,671,000         13,575,000        6,159,000        4,402,000
                                               ------------      -------------     ------------      -----------
GROSS PROFIT                                      7,399,000          4,694,000        1,718,000        1,523,000
OPERATING EXPENSES:
    General and administrative                    4,545,000          2,915,000        1,367,000          957,000
    Selling                                       1,584,000          1,304,000          245,000          414,000
    Research and development costs                  167,000            136,000           62,000           45,000
                                               ------------      -------------     ------------      -----------
         Total                                    6,296,000          4,355,000        1,674,000        1,416,000
                                               ------------      -------------     ------------      -----------
INCOME  FROM OPERATIONS                           1,103,000            339,000           44,000          107,000
OTHER INCOME (EXPENSES)
    Interest expense                               (253,000)           (91,000)         (67,000)         (27,000)
    Other income                                    415,000            619,000          103,000          126,000
                                               ------------      -------------     ------------      -----------
         Total                                      162,000            528,000           36,000           99,000
                                               ------------      -------------     ------------      -----------

INCOME BEFORE INCOME TAXES AND
    MINORITY INTEREST                             1,265,000            867,000           80,000          206,000
INCOME TAXES                                       (244,000)          (129,000)          35,000          (65,000)
                                               ------------      -------------     ------------      -----------

INCOME BEFORE MINORITY INTEREST                   1,021,000            738,000          115,000          141,000
MINORITY INTEREST                                   (86,000)           (75,000)          (2,000)         (27,000)
                                               ------------      -------------     ------------      -----------
NET INCOME                                          935,000            663,000          113,000          114,000

OTHER COMPREHENSIVE INCOME (LOSS):
    Foreign currency translation
    adjustment                                     (364,000)            82,000         (150,000)          38,000
                                               ------------      -------------     ------------      -----------
COMPREHENSIVE INCOME (LOSS)                    $    571,000       $    745,000     $    (37,000)    $    152,000
                                               ============      =============     ============     ============
EARNINGS PER SHARE:
    Basic                                      $       0.32      $        0.24     $       0.04     $       0.04
                                               ============      =============     ============     ============
    Diluted                                    $       0.32      $        0.23     $       0.04      $      0.04
                                               ============      =============     ============      ===========

WEIGHTED AVERAGE NUMBER OF COMMON AND
 COMMON POTENTIAL SHARES OUTSTANDING
         Basic                                    2,886,000          2,749,000        2,922,000        2,757,000
         Diluted                                  2,952,000          2,856,000        2,928,000        3,049,000

                       See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                  NINE MONTHS ENDED
                                                                                  -----------------
                                                                          Mar. 30, 2001           Mar. 31, 2000
                                                                        ----------------         ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                              $  935,000              $   663,000
    Adjustments to reconcile net income to
       net cash provided by operations:
    Depreciation and amortization                                            1,201,000                1,038,000
    Gain on sale of property and equipment                                      (5,000)                (535,000)
    Deferred income taxes                                                      (30,000)                (148,000)
    Minority interest                                                           (8,000)                   8,000
    Changes in assets and liabilities:
        Accounts receivable, net                                               796,000                 (502,000)
        Other receivables                                                      106,000                 (297,000)
        Inventories                                                            301,000                 (857,000)
        Prepaid expenses and other current assets                               95,000                  (89,000)
        Other assets                                                            39,000                 (336,000)
        Income tax payable                                                     345,000                  323,000
        Accounts payable and accrued expenses                                 (964,000)                 919,000
                                                                           -----------               ----------
            Net cash provided by operating activities                        2,811,000                  187,000
                                                                           -----------               ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash deposits                                                           (1,028,000)                (704,000)
    Capital expenditures                                                    (4,449,000)              (1,024,000)
    Proceeds from sale of property and equipment                                32,000                1,555,000
                                                                           -----------               ----------
            Net cash used in investing activities                           (5,445,000)                (173,000)
                                                                           -----------               ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on lines of credit                                               (443,000)                (248,000)
    Borrowings under lines of credit                                           344,000                   35,000
    Principal payments of long-term obligations                               (466,000)                (340,000)
    Proceeds from long-term obligations                                      2,627,000
    Issuance of common stock                                                   356,000                   44,000
                                                                           -----------               ----------
           Net cash provided by (used in) financing activities               2,418,000                 (509,000)
                                                                           -----------               ----------
EFFECT OF EXCHANGE RATE ON CASH                                               (118,000)                  22,000

NET DECREASE IN CASH                                                          (334,000)                (473,000)
CASH, BEGINNING OF PERIOD                                                    1,956,000                1,593,000
                                                                           -----------               ----------
CASH, END OF PERIOD                                                        $ 1,622,000               $1,120,000
                                                                           ===========               ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
        Cash paid during the period for:
            Interest                                                       $   158,000               $   82,000
                                                                           ===========               ==========
            Income taxes                                                   $   158,000               $  103,000
                                                                           ===========               ==========


                       See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  Basis of Presentation

The interim condensed consolidated financial statements as of March 30, 2001 and as of March 31, 2000, respectively, and for the nine-months ended March 30, 2001 and as of March 31, 2000, respectively, are unaudited. In management's opinion, the unaudited consolidated financial statements reflect all adjustments necessary, consisting of normal recurring accruals, for a fair statement of the results for the interim periods presented. Certain reclassifications of prior year amounts have been made to conform to the current year financial statement presentation.

The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report for fiscal year ended June 30, 2000.

The consolidated results of operations for the three-month periods ending March 30, 2001 and March 31, 2000, are not necessarily indicative of the results expected for a full year.

NOTE 2.    Inventories

The composition of inventories is as follows (in thousands):

                                                                           Mar. 30,       Jun. 30,
                                                                             2001           2000
                                                                             ------         ------
Raw materials                                                                $1,565         $1,251
Work in process                                                                 522          1,160
Finished goods                                                                  368            345
                                                                             ------         ------
                                                                             $2,455         $2,756
                                                                             ======         ======

NOTE 3.   Stock Options

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its three Stock Option Plans. Accordingly, no compensation expense has been recognized. Had compensation cost for the Company's Plan been determined based upon the fair value at the grant date for awards under this Plan consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                             Quarter Ended
                                Mar. 30, 2001              Mar. 31, 2000
                               --------------              -------------
Net Income (Loss):
(in thousands)

     As Reported                  $ 113                      $   114
       Pro forma                  $  37                       ($ 615)

   Earnings (Loss) per Share:
      As Reported                 $0.04                      $  0.04
      Pro forma                   $0.01                       ($0.22)

   The preceding calculation uses the Black Scholes option-pricing model with the assumptions listed below:

                                             Quarter Ended
                                  Mar. 30, 2001            Mar. 31, 2000
                                  --------------           -------------
   Volatility                        53.38%                    52.47%
   Expected Life (years)              2.75                      1.81
   Discount rate                      4.62%                     6.32%

Note 4.  Earnings per Share

The Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS"), "Earnings per Share". SFAS 128 replaces the presentation of primary and fully diluted (EPS) with a presentation of basic EPS based upon the weighted-average number of common shares and also requires dual presentation of basic and diluted EPS for companies with "complex capital structures". EPS for the current and prior period has been presented in conformity with the provisions of SFAS 128. The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted EPS for the periods presented herein:

                                                  Nine Months Ended             Three Months Ended
                                              --------------------------     -------------------------
                                                Mar. 30,       Mar. 31,        Mar. 30,       Mar. 31,
                                                  2001           2000            2001           2000
                                              ------------   -----------     -----------    -----------
    Net income used to compute basic
        and diluted earnings per share        $    935,000   $   663,000      $  113,000    $   114,000
                                              ------------   -----------     -----------    -----------

    Weighted average number of common
        shares outstanding - basic               2,886,000     2,749,000       2,922,000      2,757,000

    Dilutive effect of stock options and
        warrants                                    66,000       107,000           6,000        292,000
                                              ------------   -----------     -----------    -----------
    Number of shares used to compute
        diluted earnings per share               2,952,000     2,856,000       2,928,000      3,049,000
                                              ============   ===========     ===========    ===========

The following options and warrants were outstanding during and as of the quarter ended March 30, 2001 but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares and therefore were anti-dilutive:


                 Type       Shares   Price     Expiration
               -------      ------   -----  -----------------
                Options      27,000   $3.67  December 12, 2001
                Warrants     30,000   $4.69  January 22, 2002
                Warrants     22,500   $5.00  January 22, 2002
                Warrants     36,870   $8.00  May 9, 2002
                Options      45,000   $5.00  September 30, 2002
                Warrants     15,000   $5.00  September 30, 2002
                Warrants     15,000   $5.00  September 30, 2002
                Warrants     69,920   $5.00  November 4, 2002
                Warrants     34,960   $5.00  November 4, 2002
                Options      75,000   $5.00  November 14, 2002
                Warrants      9,915   $8.00  November 5, 2002
                Options       5,000   $5.00  December 9, 2002
                Options      45,000   $3.69  July 9, 2003
                Options      14,500   $5.31  July 9, 2003
                Options      70,500   $6.00  March 27, 2005
                Options      42,000   $5.38  July 10, 2005
                Options      40,000   $5.63  September 18, 2005

NOTE 5.   Long-term debt

    Long-Term debt consists of the following:

                                                                           March 30,
                                                                             2001
                                                                        ---------------
       Machinery loans, due in various
       installments through 2003 bearing
       interest at 6.5%, collateralized by equipment                    $   1,434,000

  Leasehold improvement loans, due in various
    installments through 2005 bearing interest
    at bank's prime (6.25% at March 30, 2001)
    plus 1.25%                                              644,000

  Mortgage loan, due in monthly installments
    through 2002, bearing interest at 7.6%,
    collateralized by land and building                     189,000

  Other long-term debt, due in monthly
    installments through 2005 bearing interest
    at rates ranging from 3.5% to 9.0%
    collateralized by leased assets                         873,000
                                                      -------------
                                                          3,140,000
  Less current portion                                   (1,267,000)
                                                      -------------
                                                      $   1,873,000
                                                      =============

NOTE 6.  Business Segments

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

     All intersegment sales are sales from the manufacturing segment to the testing and distribution segment.

                                                         Nine Months Ended                   Three Months Ended
                                                  -------------------------------      ------------------------------
                                                     Mar. 30,          Mar. 31,          Mar. 30,          Mar. 31,
                                                       2001              2000              2001              2000
                                                  -------------     -------------      ------------      ------------
    Revenues:
        Manufacturing                             $  13,372,000     $   8,951,000      $  3,660,000      $  2,922,000
        Testing                                       9,302,000         6,029,000         2,540,000         1,949,000
        Distribution                                  6,105,000         3,654,000         1,616,000         1,204,000
                                                  -------------     -------------      ------------      ------------
        Total Revenues from reportable
         segments                                    28,779,000        18,634,000         7,816,000         6,075,000
        Intersegment revenue adjustment                 291,000          (365,000)           61,000          (150,000)
                                                  -------------     -------------      ------------      ------------
            Total consolidated revenues           $  29,070,000     $  18,269,000      $  7,877,000      $  5,925,000
                                                  =============     =============      ============      ============

    Operating profit (loss):
        Manufacturing                             $     373,000     $      26,000      $    (97,000)     $     22,000
        Testing                                         474,000           307,000           130,000            99,000
        Distribution                                    104,000          (201,000)           27,000           (66,000)
                                                  -------------     -------------      ------------      ------------
            Total operating profit                      951,000           132,000            60,000            55,000
                                                  -------------     -------------      ------------      ------------
        Corporate income (loss)                         152,000           207,000           (16,000)           52,000
                                                  -------------     -------------      ------------      ------------
            Total operating profit                $   1,103,000     $     339,000      $     44,000      $    107,000
                                                  =============     =============      ============      ============

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


Quarter Ended March 30, 2001 ("2001") Compared to Quarter Ended March 31, 2000
------------------------------------------------------------------------------
("2000")
--------

Net sales increased by $1,952,000 or 32.9% from $5,925,000 in 2000 to $7,877,000 in 2001. Net sales in the United States continue to improve due to the growth in sales of new products. Net sales for the Southeast Asia operations increased by $1,286,000 or 36.8% from $3,490,000 in 2000 to $4,776,000 in 2001 due mainly to increased capacities in Singapore  allowing for additional testing services.

Cost of sales increased by $1,757,000 or 39.9% from $4,402,000 in 2000 to $6,159,000 in 2001. As a percentage of sales, it increased 3.9% from 74.3% in 2000 to 78.2% in 2001. The cost as a percentage of sales increased mainly in the manufacturing sector due to the higher costs associated with the introduction of the Artic Thermal Chuck product line.

General and administrative expenses increased by $410,000 or 42.8% from $957,000 in 2000 to $1,367,000 in 2001 due to additions in personnel, wage increases, profit sharing and bonuses, and additional office overhead required due to increased sales volume.

Research and development increased by $17,000 or 37.8% from $45,000 in 2000 to $62,000 in 2001 due to further development in the Artic Thermal Chuck.

Interest expense increased in 2001 by $40,000 or 148.1%, from $27,000 in 2000 to $67,000 in 2001, primarily due to the increase in financing activities for the support of the capacity expansion of testing operations in Singapore.

Other income decreased by $23,000 or 18.3% from $126,000 in 2000 to $103,000 in 2001. The higher income in 2000 was primarily due to the gain on disposal of property in Singapore in same quarter last year.

As a result of the level of capital expenditures in Singapore, tax credits are available in the quarter ended March 30, 2001, which will offset Singapore tax previously provided. Accordingly, a tax benefit of $35,000 is reflected in the quarter ended March 30, 2001. The tax provision for the quarter ended March 31, 2000 consisted of normal statutory taxes, as the level of capital expenditure did not give rise to similar tax credits.

Nine Months Ended March 30, 2001 ("2001") Compared to the Nine Months Ended
---------------------------------------------------------------------------
March 31, 2000 ("2000")
-----------------------

Net sales increased by $10,801,000 or 59.6% from $18,269,000 in 2000 to
$29,070,000 in 2001. Net sales in the United States continue to improve due to the growth in sales of new products. Net sales for the Southeast Asia operations increased by $8,736,000 or 82.6% from $10,581,000 in 2000 to $19,317,000 in 2001 due mainly to increased capacities in Singapore facilities allowing for additional testing services.

Cost of sales increased by $8,096,000 or 59.6% from $13,575,000 in 2000 to $21,671,000 in 2001. As a percentage of sales, it increased .2% from 74.3% in 2000 to 74.5% in 2001.

General and administrative expenses increased by $1,630,000 or 55.9% from $2,915,000 in 2000 to $4,545,000 in 2001 due to additions in personnel, wage increases, profit sharing and bonuses, and additional office overhead required due to increased sales volume. As a percentage of sales, it decreased .4% from 16% in 2000 to 15.6% in 2001.

Selling expenses increased by $280,000 or 21.5% from $1,304,000 in 2000 to $1,584,000 in 2001 due to the higher volume of sales. As a percentage of sales, it decreased 1.7% from 7.1% in 2000 to 5.4% in 2001.

Research and development increased by $31,000 or 22.8% from $136,000 in 2000 to $167,000 in 2001 due to further development in the Artic Thermal Chuck.

Interest expense increased by $162,000 or 178%, from $91,000 in 2000 to $253,000 in 2001, primarily due to the increase in financing activities for the support of the capacity expansion of testing operations in Singapore.

Other income decreased by $204,000 or 33% from $619,000 in 2000 to $415,000 in 2001. The higher income in 2000 was primarily due to the gain on disposal of property in Singapore.

Liquidity and Capital Resources
-------------------------------

Net cash generated by operating activities during the nine months ended March 30, 2001 was $2,811,000 compared to $187,000 generated by operating activities during the nine months ended March 31, 2000. The cash flow from operating activities for the nine months ended March 30, 2001 was comprised of $935,000 from net income, a decrease in accounts receivable, inventories and other receivables of $796,000, $301,000 and $106,000 respectively, a decrease in prepaid expenses and other current assets of $95,000, $1,201,000 of depreciation and amortization, a decrease in other assets of $39,000 and an increase in income taxes payable of $345,000. These amounts were partially offset by negative cash flow comprised of a $964,000 decrease in accounts payable and accrued expenses, $8,000 in minority interest, $30,000 deferred income tax and $5,000 gain on the sale of property and equipment.

Net cash used by investing activities during the nine months ended March 30, 2001 was $5,445,000 compared to $173,000 used by investing activities in the nine months ended March 31, 2000. The net cash used by investing activities in 2001 was comprised of an increase in capital expenditures of $4,449,000 and an increase in cash deposits of $1,028,000, offset by proceeds from the sale of property and equipment of $32,000.

Net cash provided by financing activities in the nine months ended March 30, 2001 was $2,418,000 compared to $509,000 used by financing activities in the nine months ended March 31, 2000. The cash outflow from financing activities include $909,000 of payments on lines of credit, long term obligations and capitalized leases, which was offset by a cash inflow of $2,971,000 from additional borrowing under lines of credit, long term obligations and capitalized leases, and the issuance of common stock in the Company of $356,000.

The Company's subsidiary, TTI Pte, has a secured credit agreement with a bank that provides for a line of credit of $2,493,000. Borrowings under the line were $1,710,000 at the end of March 30, 2001 and were comprised of letters of credit; trust receipts, shipping and banker's guarantees. Interest rate is at the bank's prime rate (6.25% at March 30, 2001) plus 1.25%. The borrowings are collateralized by a cash deposit of $1,214,000, and a corporate guarantee of $1,385,000. The agreement contains certain debt covenants including maintaining a minimum net worth. This line of credit has no expiration date. The Company was in compliance with all debt covenants at March 30, 2001.

The credit agreement above includes a term loan for financing the construction of a power substation for $716,000. Borrowings under the loan amounted to $644,000 at March 30, 2001. Interest rate is at the bank's prime rate (6.25% at March 30, 2001) plus 1.25%. The power substation collateralizes the loan. The loan will expire in March 2005.

The Company's subsidiary, TTI Pte, has an additional machinery term loan of $1,434,000 as of March 30, 2001. Interest rate is at 6.5%. The equipment collateralizes the loan. The loan will expire in June 2003.

The Company's subsidiary, TTM, has a secured credit agreement with a bank that provides for a total line of credit of $40,000. At March 30, 2001, there were no borrowings outstanding. The line of credit bears interest at the bank's reference rate (6.8% at March 30, 2001) plus 2.5%. This line of credit has no expiration date.

The Company's subsidiary, TTKL, has a secured credit agreement with a bank that provides for a total line of credit of $132,000. At March 30, 2001, there were no borrowings outstanding. The line of credit bears interest at the bank's reference rate (6.8% at March 30, 2001) plus 2.5%. This line of credit has no expiration date.

The Company's subsidiary, TTBK, has a line of credit that provides for borrowings of approximately $44,000. Interest on the line is at the bank's reference rate (8.5% at March 30, 2001) plus 1%. At March 30, 2001, there were no borrowings outstanding. This line of credit does not have an expiration date.

The Company's subsidiary, TT-Ireland, has two credit agreements that provide for mortgage loans totaling $363,000. Borrowings under the mortgage loans amounted to $120,000 and $69,000 as of March 30, 2001. Interest is at the bank's prime rate (4.88% at March 30, 2001) plus 3.52% on the first loan and 3.0% on the second loan. The loans will expire in July 2007 and January 2008 respectively.

The Company's subsidiary, TT-Ireland, has an additional machinery term loan of $144,000 as of March 30, 2001. Interest rate is at 7.5%. The equipment collateralizes the loan. The loan will expire in October 2005.

The Company's subsidiary, Universal Systems, has a secured agreement with a bank that provides for a line of credit of $200,000. There were no borrowings against this line at March 30, 2001. The line of credit bears interest at the bank's reference rate (8% at March 30, 2001) plus 1.75%. Assets of Universal Systems collateralize the line of credit. This line expires in December 2001.

The Company's subsidiary, Universal Systems, has an additional machinery term loan of $156,000 as of March 30, 2001. Interest rate is at 8.05%. The equipment collateralizes the loan. The loan will expire in June 2004.

The Company's division, TT-Systems, has a secured agreement with a bank that provides for a line of credit of $400,000. Borrowings against this line were $142,000 at March 30, 2001. The line of credit bears interest at the bank's reference rate (8% at March 30, 2001) plus 1.75%. Assets of TT-Systems collateralize the line of credit. This line expires in December 2001.

The Company's division, TT-Systems, has additional machinery term loans aggregating $96,000 as of March 30, 2001. Interest rate is at 12.5%. The equipment collateralizes the loan. The loans will expire between fiscal year 2002 and fiscal year 2004.

The Company's cash deposits are partially restricted as to their use in operations. Approximately $3 million of cash deposits relate to the Company's Malaysian subsidiary where restrictions currently exist on the movement of currency. Approximately $1.2 million of cash deposits is restricted as collateral under line of credit agreements in Singapore.

Material Changes in Financial Position
--------------------------------------

None

Material Changes in Results of Operations
-----------------------------------------

Capacities have been increased in Southeast Asia, resulting in a 82.6% increase in net sales for Southeast Asia during the nine months ended March 30, 2001, as compared to the corresponding months in the prior year.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

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

         Not applicable

Item 5.  Other Information

         Not applicable

Item 6.  Exhibits and reports on Form 8-K

         (a)   Exhibits
                  None

         (b)   Reports on Form 8-K
                  The Registrant filed the following reports on Form 8-K with the Securities and Exchange Commission during the third quarter of fiscal 2001:

                  None

SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       TRIO-TECH INTERNATIONAL


                                       By:   /s/ Victor H.M. Ting
                                           ----------------------
                                           VICTOR H.M. TING
                                           Vice President and
                                           Chief Financial Officer
                                           Dated: May 11, 2001


                                       By:  /s/ A. Charles Wilson
                                           ----------------------
                                           A. Charles Wilson
                                           Chairman of the Board of Directors
                                           Dated:  May 11, 2001