Form 10-K
period 2001-06-30
TRIO TECH INTERNATIONAL
filed 2001-09-24
CIK 732026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-13914

TRIO-TECH INTERNATIONAL
(Exact name of Registrant as specified in its Charter)

California	95-2086631
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

355 Parkside Drive
San Fernando, California	91340
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number: 818-365-9200

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	On which registered
Common Stock, no par value	AMEX

Securities registered pursuant to Section 12(g) of the Act:

None

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed with the Commission by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

          The aggregate market value of voting stock held by non-affiliates of Registrant, as of September 7, 2001, was approximately $7 million (based upon the closing bid for shares of Registrant’s Common Stock as reported by the AMEX on September 7, 2001). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock (including shares with respect to which a holder has the right to acquire beneficial ownership within 60 days) have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          The number of shares of common stock outstanding as of September 7, 2001 is 2,927,596.

          Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K.  ☐

TRIO-TECH INTERNATIONAL

TRIO-TECH INTERNATIONAL

PART I

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

          The discussions of Trio-Tech International’s (the “Company”) business and activities set forth in this Form 10-K and in other past and future reports and announcements by the Company may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and assumptions regarding future activities and results of operations of the Company. In light of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the following factors, among others, could cause actual results to differ materially from those reflected in any forward-looking statement made by or on behalf of the Company: market acceptance of Company products and services; changing business conditions or technologies in the semiconductor industry, which could affect demand for the Company’s products and services; the impact of competition; problems with technology; product development schedules; delivery schedules; changes in military or commercial testing specifications which could affect the market for the Company’s products and services; difficulties in profitably integrating acquired businesses, if any, into the Company; risks associated with conducting business internationally and especially in Southeast Asia, including currency fluctuations and devaluation, currency restrictions, local laws and restrictions and possible social, political and economic instability; and other economic, financial and regulatory factors beyond the Company’s control. See the discussions elsewhere in this Form 10-K, including under the heading “Certain Risks That May Affect Our Future Results”, for more information. In some cases, you can identify forward-looking statements by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” “believes,” “can impact,” “continue,” or the negative thereof or other comparable terminology.

          We undertake no obligation to update forward-looking statements to reflect subsequent events, changed circumstances, or the occurrence of unanticipated events.

ITEM 1 —BUSINESS

          Trio-Tech International was incorporated in 1958 under the laws of the State of California. As used herein, the term “Trio-Tech” or “Company” or “we” or “us” or “Registrant” includes Trio-Tech International and, or its subsidiaries unless the context otherwise indicates. Our mailing address and executive offices are located at 355 Parkside Drive, San Fernando, California 91340, and our telephone number is (818) 365-9200.

          With more than 43 years dedicated to the semiconductor and related industries, we have applied our expertise in design, engineering, manufacturing, distribution and test services to our global customer base.

General

          Trio-Tech designs, develops, manufactures and markets a broad range of equipment and systems used in the manufacture and testing of semiconductor devices and electronic components. In addition, we operate test facilities in the United States, Europe and Southeast Asia that provide semiconductor-testing services to component manufacturers and users.

          The Company operates in three industry segments: Manufacturing, Testing Services and Distribution.

          We manufacture “wet” processing and cleaning stations used in the manufacture of semiconductor circuits and temperature controlled chucks that are used to manufacture and test semiconductor wafers and other microelectronic substrates in what is commonly called the “front-end”, or creation of semiconductor circuits. Additionally, we also manufacture centrifuges, leak detectors, HAST (Highly Accelerated Stress Test) systems and “burn-in” systems that are used primarily in the “back-end” of the semiconductor manufacturing process to test finished semiconductor devices and electronic components.

           We currently operate five test facilities, one in the United States, one in Europe and three in Southeast Asia. These provide customers a comprehensive range of testing services, such as burn-in and product life testing, for finished or packaged components. During 2000 and 2001 we closed two test facilities due to uncertainties in the Semiconductor industry.

          Our business in Southeast Asia has an active distribution operation. This provides marketing and support to distribute their own manufactured equipment in addition to distributing complimentary products from other manufacturers that are used by the Company’s customers and other semiconductor and electronics manufacturers.

          We are actively pursuing a strategic growth plan, which is designed to increase our addressable market by expanding product offerings with equipment and services for the front-end of the manufacturing process. This growth may be achieved through new product development and/or, although no agreements have been executed, the acquisition of complementary products and companies. The November 1997 acquisition of Universal Systems, a leader in the design and manufacture of wet process equipment, together with the continuing development of our temperature controlled chucks and the development of our COBIS-II burn-in systems, are important steps in this direction.

Company History

1958	Incorporated in California

1976	The Company formed Trio-Tech International Pte Ltd (TTI Pte) in Singapore.

1984	The Company formed the European Electronic Test Center (EETC), a Cayman Islands subsidiary, to operate a test facility in Dublin, Ireland.

1985	The Company’s Singapore subsidiary entered into a joint-venture agreement, Trio-Tech Malaysia, to operate a test facility in Penang.

1986	Trio-Tech International listed on the NASDAQ Small Cap market under the symbol TRTC.

1988	The Company acquired the Rotating Test Equipment Product Line of Genisco Technology Corporation.

1990	Trio-Tech International acquired Express Test Corporation in California. Trio-Tech Malaysia opened a new facility in Kuala Lumpur.

1992	Trio-Tech Singapore opened Trio-Tech Bangkok, Thailand. Trio-Tech Singapore achieved ISO 9002 certification.

1994	Trio-Tech Malaysia started a new components assembly operation in Batang Kali.

1995	Trio-Tech Singapore achieved ISO 9001 certification.

1997	In November 1997, the Company acquired Universal Systems of Campbell, California.

1998	In September 1998, the Company listed on AMEX under the symbol TRT.

2000	Trio-Tech Singapore achieved QS 9000 certification. Trio-Tech Malaysia closed its facility in Batang Kali.

2001	The Company divested the Rotating Test Equipment Product Line. Trio-Tech Malaysia closed its facility in Kuala Lumpur.

Analysis of Sales

          Complete Business Segment and Geographic Area Information is set forth under Note 11 to the Consolidated Financial Statements for the years ended June 30, 2001, 2000 and 1999 includes as part of this Form 10-K.

Background Technology

          In 2001, the worldwide market for semiconductor devices was estimated at $175 billion. In addition to the growing demand for semiconductors, integrated circuits are continually shrinking in size while increasing in capacity, complexity, and versatility. In order to fabricate these semiconductors, manufacturers must continually improve their equipment, packaging and test facilities. In 2000, the world market for semiconductor manufacturing equipment was estimated at $48 billion, and is expected to decline by 20% in 2001.

          The market for semiconductor manufacturing equipment can be divided into “front-end” applications, including wafer fabrication and assembly, and “back-end” applications, comprised of packaging and testing. We estimate that the semiconductor equipment market is approximately 70% front-end equipment, 20% back-end equipment and 10% facilities.

“Front-End”

          Semiconductor devices are fundamental building blocks used in electronic equipment and systems. Each semiconductor device consists of an integrated circuit designed to perform a specific electronic function. Integrated circuits are manufactured through a series of complex steps on a wafer substrate, etching or depositing the circuit pattern on a surface, typically a circular silicon wafer, measuring three to eight inches in diameter. Multiple integrated circuit patterns are transferred to the wafer, and each completed integrated circuit is called a device or die. The number of devices or dies depends on the size of the circuit and the size of the wafer. Manufacturers can significantly increase the number of devices or dies per wafer by shrinking the circuit size or by expanding the wafer size. The transition to increased wafer size, from 200mm (8 inch) to 300mm (12 inch) wafers, is currently underway throughout the industry.

          After etching or deposition of integrated circuits, wafers are typically sent through a series of 100 to 300 additional processing steps. At many of these process steps, the wafer is washed and dried using wet process stations, which we manufacture.

          The finished wafer is then put through a series of tests where each separate integrated device on the wafer is tested for functionality. Our Artic temperature chucks are used with a wafer prober to test semiconductor wafers at accurately controlled temperatures. After testing, the wafer is “diced” or cut up, and each die is then placed into a packaging material, usually plastic or ceramic, with lead wires to permit mounting onto printed circuit boards.

“Back-End”

          Finished devices are then put through a series of tests, such as burn-in and electrical testing, to ensure they meet necessary performance and quality standards, before shipment to the customer. Our component centrifuges, leak detectors, HAST equipment and burn-in systems are all used to test and screen finished semiconductor devices to ensure they meet the specifications required by the manufacturers and customers.

          Trio-Tech’s test services are concentrated on the back-end screening and test of semiconductor devices. With the high concentration of semiconductor assembly and packaging facilities in Southeast Asia, a large demand exists for third party test services in this region. Customers use third party test services especially to accommodate fluctuations in output or to benefit from economies that can be offered by third party service providers.

Products

          The Company designs, develops, manufactures and markets equipment for the manufacture and test of semiconductor wafers, devices and other electronic components.

Front-End Products

Wet Process Stations

          Wet process benches are used for cleaning, rinsing and drying semiconductor wafers, magnetic disks, flat panel displays and other microelectronic substrates. The wet process bench product line, which is manufactured by the Company’s subsidiary Universal Systems, includes manual, semi-automated and automated wet process stations, and features radial and linear robots, state-of-the-art PC touch-screen controllers and sophisticated scheduling and control software.

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

Back-End Products

Autoclaves and HAST (Highly Accelerated Stress Test) Equipment

          We manufacture a range of autoclaves and HAST systems and specialized test fixtures. Autoclaves provide pressurized, saturated vapor (100% relative humidity) test environments for fast and easy monitoring of integrated circuit manufacturing processes. HAST equipment, which provides a pressurized high temperature environment with variable humidity, is used to determine the moisture resistance of plastic encapsulated devices. HAST provides a fast and cost-effective alternative to conventional non-pressurized temperature and humidity testing.

Burn-in Equipment and Boards

          We manufacture burn-in systems, burn-in boards and burn-in board test systems. Burn-in equipment is used to subject semiconductor devices to elevated temperatures while testing them electrically to identify early product failures (“infant mortalities”) as well as to assure long-term reliability. Burn-in testing approximates, in a compressed time frame, the electrical and thermal conditions to which the device would be subjected during its normal life.

          The Company offers the COBIS II burn-in system that offers state-of-the-art dynamic burn-in capabilities and a Windows-based operating system with full data logging and networking features. The Company developed, and now offers, a new Power Line Conditioner (PLC 8001) for the COBIS II, which reduces all varieties of electrical interruptions. The Company also offers burn-in boards for its BISIC, COBIS and COBIS II burn-in systems and other brands of burn-in systems. Burn-in boards are used to mount devices during high temperature environmental stressing.

          During 2000 through 2001, the Company developed several new products to complement the Burn-in processes including semi-automatic and automatic burn-in board loaders and unloaders (LUBIB) designed to perform precise, high-speed transfer of IC packages from Tray to BIB or vice-versa while maintaining lead integrity; burn-in board cleaning systems (CUBIB) designed to perform wet or dry cleaning for burn-in boards and other modular boards; and burn-in socket contact conditioners (SCC 9001) which is a new innovation that removes fragments of solder residue off the contact pins of an IC Socket making the test process more productive with a dramatic reduction in contact failure on socket pins.

Component Centrifuges and Leak Detection Equipment

          Component centrifuges and leak detection equipment are used to test the mechanical integrity of ceramic and other hermetically sealed semiconductor devices and electronic parts for high reliability and aerospace applications. The Company’s centrifuges spin these devices and parts at specific acceleration rates, creating g-forces up to 30,000 g’s (900,000 pounds per square inch), thereby exposing any mechanical weakness in the devices. Leak detection equipment is designed to detect leaks in hermetic packaging by first pressurizing the devices in a tracer gas or fluid and then visually scanning for bubble trails emanating from defective devices. Applications include automotive and aerospace markets.

Rate-of-Turn Tables

          The Company sold its range of rate-of-turn tables in 2001.

Testing Services

          We own and operate facilities that provide testing services for semiconductor devices and other electronic components to meet the requirements of military, aerospace, industrial and commercial applications.

          The Company uses its own proprietary equipment for certain burn-in, centrifugal and leak tests, and commercially available equipment for various other environmental tests. The Company conducts the majority of its testing operations in Southeast Asia with facilities in Singapore, Malaysia and Thailand. All of the facilities in Southeast Asia are ISO 9002 as well as QS 9000 certified. The Company also operates test facilities in California and Ireland.

          The testing services are used by manufacturers and purchasers of semiconductors and other components who either lack testing capabilities or whose in-house screening facilities are insufficient for testing devices to military or certain commercial specifications. For those customers with adequate in-house capabilities, we offer testing services for their “overflow” requirements and also provide independent testing verification services.

          Trio-Tech’s laboratories perform a variety of tests, including stabilization bake, thermal shock, temperature cycling, mechanical shock, constant acceleration, gross and fine leak tests, electrical testing, static and dynamic burn-in tests, and vibration testing. The laboratories also perform qualification testing, consisting of intense tests conducted on small samples of output from manufacturers who require qualification of their processes and devices.

Distribution Activities

          The Company’s Singapore subsidiary continues to develop its international distribution division. The distribution operation markets, sells and supports our products in Southeast Asia. In addition to our own products, this operation also distributes other complementary products from other manufacturers based in the United States, Europe, Japan and other countries. These products are widely used by high quality and volume production manufacturers in the semiconductor and electronic industries. The products include environmental chambers, shaker systems, handlers, interface systems, vibration systems, solderability testers and other manufacturing products.

Product Research and Development

          We continue to invest in research and development to improve our products and services. Our efforts were concentrated in the “Front End” and in developing new testing technology that allows us to offer more advanced processes. The Company incurred research and development costs of $216,000 in 2001, $205,000 in 2000 and $347,000 in 1999.

Artic Temperature Controlled Wafer Chucks

          We continue to develop our range of Artic temperature controlled wafer chucks. In July 1999, the Company introduced its new range of TC3000 series chucks for production wafer probing applications. These new chucks offer high levels of mechanical stability under high probing loads. A triaxial guarding option is available which enables very precise electrical measurements on the wafer. This new generation of chucks has been expanded for use in all major production wafer probers and for new applications such as high power device testing. The Company has also applied this new technology to 300 mm chucks in the new TC31200 temperature chuck for the emerging 12 inch or 300mm wafers.

Wet Process Stations

          The Company is actively developing its line of wet process equipment. During 2001, we completed development of our Chemical Dispense Units (CDUs), which allows us to offer a complete wet process and chemical supply system.

          In addition, the Company also produced several new systems that allow photo resist stripping, rinsing and drying, all in a single process chamber. Other tools under development include a sophisticated plating tool and an advanced chemical dispensing tool that utilizes ozone injection systems for organic cleaning of silicon wafers. Use of ozone injection eliminates the need for toxic chemicals.

Testing Services

          During 2000 through 2001, the Company developed new equipment and facilities to participate in a new generation of burn-in technology known as HBI (Hybrid Burn-in) that has been developed to meet the unique test requirements of the latest microprocessor products. The HBI Test System is a multiple position, independently programmed system that can economically run long test times at unique burn-in conditions. We developed significant facilities, including a power sub-station and greater air conditioning, to house the HBI technology.

Marketing, Distribution and Services

          The Company markets its products and services worldwide, directly and through independent sales representatives. Additionally we have approximately 20 independent sales representatives operating in the United States and another 21 in various foreign countries. Of the 41 sales representatives, 5 represent the Distribution Segment and the balance represent the Manufacturing Segment. Trio-Tech’s United States marketing efforts are coordinated from its California locations, Southeast Asia and European marketing efforts are assigned to its subsidiaries in Singapore and Ireland, respectively. The Company advertises its products in trade journals and participates in trade shows.

          Independent testing laboratories, users, assemblers and manufacturers of semiconductor devices; including many large well-known corporations purchase the Company’s products and services. These industries depend on the current and anticipated market demand for integrated circuits and products utilizing semiconductor devices. During the year ended June 30, 2001, the Company had sales of $5,421,000 (15%) and $8,859,000 (25%) to Catalyst Semiconductor and AMD, respectively.

Backlog

          The following table sets forth the Company’s backlog at the dates indicated (amounts in thousands):

	June 30, 2001	June 30, 2000
Manufacturing backlog	$2,076	$ 6,455
Testing service backlog	5,863	3,920
Distribution backlog	509	845

	$8,448	$11,220

          Based upon past experience, the Company does not anticipate any significant cancellations or renegotiation of profits. The purchase orders for manufacturing, testing and distribution require delivery within the next 12 months. The Company does not anticipate any difficulties in meeting delivery schedules.

Manufacturing and Supply

          The Company’s products are designed by its engineers and are assembled and tested at its facilities in California, Singapore and Ireland. We purchase all parts, and certain components, from outside sources for assembly by the Company. We have no written contracts with any of our key suppliers.

Competition

          The semiconductor equipment industry is highly competitive. The principal competitive factors in the industry are product performance, reliability, service and technical support, product improvements, price, established relationships with customers and product familiarity. The Company has competitors for its various products. However, the Company believes its products compete favorably with respect to each of these factors in the markets in which it operates. There can be no assurance that competition will not increase or that the Company’s technological advantages may not be reduced or lost as a result of technological advances by competitors or changes in semiconductor processing technology.

          There are numerous testing laboratories in the areas in which the Company operates that perform a range of testing services similar to those offered by the Company. Since the Company has sold and will continue to sell its products to competing laboratories and other test products are available from many other manufacturers, the Company’s competitors can offer the same testing capabilities. This equipment is also available to semiconductor manufacturers and users who might otherwise use outside testing laboratories, including the Company, to perform environmental testing. The existence of competing laboratories and the purchase of testing equipment by semiconductor manufacturers and users are potential threats to the Company’s future testing services revenues and earnings.

Patents

          Trio-Tech holds a United States Patent granted in 1987 in relation to its pressurization humidity testing equipment. The Company also holds a United States Patent granted in 1994 on certain aspects of its Artic temperature test systems. In 2000, the Company filed, and was granted in 2001, a new United States patent (20 years) for several aspects of its new range of Artic temperature chucks.

          In the semiconductor industry it is typical for companies to receive notices from time to time alleging infringement of patents or other intellectual property rights of others. We can provide no assurance that we will not receive notices alleging infringement. Moreover, the cost of litigation of any claim or damages resulting from infringement of patents or other intellectual property could materially and adversely affect our business, financial condition and results of operations.

Employees

          As of June 30, 2001, the Company had approximately 59 employees in the United States, 407 in Southeast Asia, and 17 in Ireland for a total of approximately 483 employees. None of the Company’s employees is represented by a labor union. There are approximately 359 employees in the testing segment, 104 employees in the manufacturing segment and 20 in the distribution segment.

ITEM 2 —PROPERTIES

          The following table sets forth information as to the location and general character of the principal manufacturing and testing facilities of the Registrant:

Location	Principal Use	Approx. Sq. Ft. Occupied	Owned (O) or Leased (L) Expiration Date
355 Parkside Dr.	Headquarters/	21,000	(L	) Jan. 2002
San Fernando, CA 9l340	Testing/Manufacturing

6951-A Via Del Oro	Manufacturing	15,000	(L	) Feb. 2004
San Jose, CA 95119

Abbey Road	Testing	18,400	(O	)
Deansgrange Co.
Dublin, Ireland

1004, Toa Payoh North, Singapore
HEX 07-01/07,	Testing	6,833	(L	) Sept. 2003
HEX 03-01/03,	Testing/Manufacturing	2,959	(L	) Sept. 2003
HEX 03-16/17,	Testing	1,983	(L	) Jul. 2002
HEX 01-08/15	Testing/Manufacturing	6,865	(L	) Jan. 2003
HEX 01-16/17	Testing	1,983	(L	) Feb. 2004

1008, Toa Payoh North, Singapore
HEX 03-01/06,	Testing	7,345	(L	) Feb. 2003
HEX 03-09/15,	Logistics	4,435	(L	) Jan. 2003
HEX 03-16/18,	Distribution	5,130	(L	) Jan. 2003
HEX 01-08	Power Substation	603	(L	) Jun. 2003 *1
HEX 07-17/18,	Testing	4,315	(L	) Nov. 2003
HEX 07-01	Testing	3,466	(L	) Jan. 2004

Plot 1A, Phase 1	Testing	49,924	(O	)
Bayan Lepas Free Trade Zone
11900 Penang

327, Chalongkrung Road,	Testing	11,300	(O	)
Lamplathew, Lat Krabang,
Bangkok 10520, Thailand

Lot No. B7, Kawasan MIEL	Manufacturing	24,142	(O	)
Batang Kali, Phase II,
43300 Batang Kali
Selangor Darul Ehsan, Malaysia

*1
The Company built and owns a Power Substation building, which building is situated on property that the Company leases. The lease expires in June 2003, the Company anticipates that similar terms will be offered, at renewal, on such lease and does not believe that material expenses will be incurred.

ITEM 3 —LEGAL PROCEEDINGS

          On August 24, 1995, the Company was named in a civil action brought against 106 defendants alleging that they may have caused or contributed to soil and groundwater contamination that required the defendants to pay $3,750,000 to the Federal Environmental Protection Agency to settle. On April 6, 2001, the Company was dismissed from this action and has no liability.

          The Company is, from time to time, the subject of litigation claims and assessments arising out of matters occurring in its normal business operations. In the opinion of management, resolution of these matters will not have a material adverse effect on the Company’s financial statements.

          There are no material proceedings to which any director, officer or affiliate of the Registrant, any beneficial owner of more than five percent of the Registrant’s common stock or any associate of such person is a party that is adverse to the Registrant or its properties.

ITEM 4 —SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

PART II

ITEM 5 —MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          The Registrant’s common stock is traded on the American Stock Exchange under the symbol “TRT”. The following table sets forth, for the periods indicated, the range of high and low sales prices of our common stock as quoted by AMEX. These prices do not include retail mark-ups, markdowns or commissions:

Quarter Ended	High	Low
Fiscal 2000
September 30, 1999	4.88	2.75
December 31, 1999	4.25	3.00
March 31, 2000	7.00	3.63
June 30, 2000	8.00	3.63

Fiscal 2001
September 30, 2000	7.00	5.50
December 31, 2000	6.25	3.00
March 31, 2001	4.50	3.13
June 30, 2001	3.70	3.00

Fiscal 2002
July 1, 2001 to September 7, 2001	4.10	3.16

          Approximately 609 shareholders of record as of September 7, 2001 hold the Registrant’s common stock. Approximately 2,002,631 shares are held by Cede and Co., a clearinghouse that holds stock certificates in “street” name for an unknown number of shareholders.

          The Company has never declared any cash dividends on its common stock. Any future determinations as to cash dividends will depend upon the earnings and financial position of the Company at that time and such other factors as the Board of Directors may deem appropriate. It is anticipated that no dividends will be paid to holders of common stock in the foreseeable future.

          In December 1999, the Company repriced certain outstanding warrants and options covering an aggregate of 529,480 shares of the Company’s common stock, which had an exercise price in excess of $5.00 per share down to $5.00 per share.

           In March 2000, the Company amended its outstanding redeemable warrants covering 349,600 shares of Common Stock that were issued in 1997, and expired in November 2000 and were exercisable in full at $5.00 per share. That amendment provided that, for each two warrants exercised on or before May 10, 2000, the Company would issue to the holder thereof a new redeemable warrant to purchase one share of the Company’s Common Stock. In response to that amendment, persons holding Warrants covering an aggregate of 73,740 shares of Common Stock exercised their Warrants and received in connection with that exercise new warrants covering a total of 36,870 shares of Common Stock. The new warrants expire on May 6, 2002, have an exercise price of $8.00 per share and may only be amended or modified by a written instrument signed by the holder or the Company against whom enforcement of the amendment or modification is sought.

          On September 18, 2000, the Company announced that, for and with respect to any two shares of its Common Stock issued after that date upon exercise of the Company’s outstanding $5.00 warrants, which shares are held for at least six months after the exercise of those warrants, the Company would grant the holder of those shares a new warrant to purchase one share of its Common Stock. The new warrants would be exercisable at $8.00 per share, expire two years from the date of grant and otherwise be on the same terms as the $5.00 warrants.

          In response to the foregoing, an aggregate of 19,830 shares of the Company’s Common Stock were issued upon the exercise of the Company’s $5.00 warrants after September 18, 2000, and, provided those shares are held for at least six months from the date of exercise, the Company issued the holders thereof new warrants covering an aggregate of 9,915 shares. The remaining $5.00 warrants, covering an aggregate of 233,030 shares of the Company’s Common Stock, expired without exercise at the close of business on November 3, 2000.

ITEM 6 —SELECTED FINANCIAL DATA

	June 30, 2001	June 30, 2000	June 30, 1999	June 30, 1998	June 30, 1997
	(In thousands except share and per share amounts)
Consolidated Statements of Income

Net sales	$36,133	$26,943	$21,181	$21,852	$21,548

Income (loss) from Operations	1,121	501	(207)	969	3,057

Net Income	1,163	1,034	195	831	1,002

Net income per share:
Basic	0.40	0.37	0.07	0.34	0.54
Diluted	0.39	0.36	0.07	0.33	0.54

Weighted average common shares outstanding
Basic	2,884	2,759	2,745	2,413	1,850
Diluted	3,006	2,895	2,757	2,484	1,961

Consolidated Balance Sheets

Current assets	$15,501	$17,279	$12,723	$14,036	$13,843
Current liabilities	7,599	8,349	5,934	7,439	7,039
Working capital	7,902	8,930	6,789	6,597	6,804

Total assets	24,150	22,712	18,932	19,331	18,528

Long-term debt and capitalized leases	1,745	586	962	426	723
Shareholders’ equity	$11,609	$10,448	$ 9,051	$ 8,763	$ 6,463

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

          The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements, including the related notes thereto, and other financial information included herein. In addition, in order to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we hereby notify our readers that the factors set forth in “Certain Factors that May Affect Our Future Results” as set forth below in this Item 7, as well as other factors, in the past have affected and in the future could affect our actual results, and could cause our results for future periods to differ materially from those expressed in any forward looking statements made by or on our behalf, including without limitation those made in this report. In addition, past operating results are not necessarily indicative of the results to be expected in future periods. See “Note Concerning Forward-Looking Statements” prior to “Part I—Item 1—Business” on page 3.

Year Ended June 30, 2001 (“2001”) Compared to Year Ended June 30, 2000 (“2000”)

          Net sales increased by $9,190 or 34.1% from $26,943 in 2000 to $36,133 in 2001, as we were able to stay ahead of the current downturn in the semiconductor cycle due to our established customer base. However, we believe that due to the current condition of the semiconductor industry and our lower backlog, our first quarter of fiscal year 2002 will have decreased sales. We are uncertain whether sales will increase in the ensuing quarters of fiscal year 2002; therefore, we anticipate that the current fiscal year will have lower sales than fiscal year 2001.

          Geographically, net sales in the United States increased $1,332 or 12.7% from $10,529 in 2000 to $11,861 in 2001. The increase was attributable to the Artic Thermal Chuck. Net sales for the Southeast Asia operations increased $7,815 or 50.5% from $15,460 in 2000 to $23,275 in 2001 due mainly to higher manufacturing and testing volumes. Net sales for Europe increased $43 or 4.5% from $954 in 2000 to $997 in 2001. The increase was due primarily to an increase of $321 in testing offset by a decrease of $278 in distribution due to the closing of the European Distribution Operation which was subsequently transferred to the U.S.

          The Manufacturing Segment sales increased $5,107 or 38.2% from $13,361 in 2000 to $18,468 in 2001 due to higher volumes of the Artic Temperature Controlled Chucks and the COBIS-II Burn-in Board Systems. The Testing Services Segment sales increased $3,389 or 43.9% from $7,723 in 2000 to $11,112 in 2001 due to the introduction of the new HBI technology and the achievement of the QS 9000 certification. The Distribution Segment increased $694 or 11.9% from $5,859 in 2000 to $6,553 in 2001 due to a slight increase in demand for test equipment and a change in selling emphasis between existing products.

          The Company’s cost of sales varies depending on the mix of sector and geographic sales and increased $6,902 or 34.8% from $19,847 in 2000 to $26,749 in 2001. As a percentage of sales, it increased 0.3% from 73.7% in 2000 to 74% in 2001. The cost as a percentage of sales remained rather constant despite the significant increase in sales and change in the product mix. Various other factors including unit volumes, yield issues associated with production at factories, ramp of new technologies, variations in inventory valuation and mix of shipments will continue to affect the amount of cost of sales and the variability of gross margin percentages in future quarters.

          Operating expenses increased by $1,668 or 25.3% from $6,595 in 2000 to $8,263 in 2001. This increase is consistent with the level of sales and as a percentage of sales decreased by 1.6% from 24.5% in 2000 to 22.9% in 2001.

          General and Administrative (“G&A”) expenses increased by $1,566 or 34.3% from $4,570 in 2000 to $6,136 primarily due to increases in headcount and related expenses such as payroll and payroll related costs, bonuses, travel and entertainment, insurance and increased depreciation on office equipment and vehicles. Other increases included the plant expansion in Southeast Asia and the relocation expenses related thereto. As a percentage of sales, G&A was consistent at 17%.

           Sales expenses increased by $91 or 5% from $1,820 in 2000 to $1,911 in 2001 due to increases in commissions. As a percentage of sales, selling expenses decreased 1.5% from 6.8% in 2000 to 5.3% in 2001.

          Research and Development increased by $11 or 5.4% from $205 in 2000 to $216 in 2001. This increase is primarily due to increased payroll and payroll related costs and supplies offset by decreased travel to Original Equipment Manufacturers (OEM’s).

          The Manufacturing Segment income from operations increased by $31 or 26.3% from $118 in 2000 to $149 in 2001 due to the economies of scale from the higher volumes of the Artic Temperature Controlled Chucks, Semi-automatic Wet Process Benches and the COBIS-II Burn-in Board Systems. The Testing Services Segment income from operations increased $397 or 101% from $394 in 2000 to $791 in 2001 due to the increase in volumes afforded by the new HBI Testing Systems. The Distribution Segment income from operations increased by $367 or 114% from a loss of $322 in 2000 to income of $45 in 2001 due to a change in sales mix from lower margin equipment to more profitable new technology products. Corporate operating profit was reduced by $175 or 56.3% from $311 in 2000 to $136 in 2001 by reductions in overhead charged through to divisions and subsidiaries in order to afford divisions and all subsidiaries greater control locally.

          Interest expense increased in 2001 by $107 or 116.3%, from $92 in 2000 to $199 in 2001, due to increases in lines of credit, capitalized leases and financing activity for capital expenditures.

          Other income has decreased by $410 or 36.7% from $1,116 in 2000 to $706 in 2001 primarily due to costs in 2000 associated with the closure of the Company’s Kuala Lumpur, Malaysia facility. The gain on sale of building relates to one of the Company’s Singapore facilities. The Company also reversed an accrual of $295 that was held for the settlement of the civil action, which subsequently was dismissed, in which the Company was named along with 106 other defendants that alleged that they may have caused or contributed to soil and underground contamination.

          The effective tax rate for the year ended June 30, 2001 was 22% compared to 7% for the comparable prior year period. The increase in tax rate was primarily due from higher income from foreign operations.

Year Ended June 30, 2000 (“2000”) Compared to Year Ended June 30, 1999 (“1999”)

          Net sales increased by $5,762 or 27.2% from $21,181 in 1999 to $26,943 in 2000 due to the worldwide upturn in the semiconductor industry.

          Geographically, the increase in sales was mainly seen in the U.S., net sales increased $5,589 or 113.2% from $4,939 in 1999 to $10,529 in 2000. 32% and 68% of the increase were attributable to the Artic Thermal Chuck and Semi-automatic Wet Process Benches, respectively. Net sales for the Southeast Asia operations increased $415 or 2.8% from $15,045 in 1999 to $15,460 in 2000 due mainly to higher manufacturing volume in Singapore and testing volume in Malaysia. Net sales for Europe decreased $243 or 25% from $1,197 in 1999 to $954 in 2000.

          The Manufacturing Segment sales increased $6,531 or 95.3% from $6,853 in 1999 to $13,384 in 2000 due to higher volumes of the Artic Temperature Controlled Chucks, Semi-automatic Wet Process Benches and the COBIS-II Burn-in Board Systems. The Testing Services Segment sales increased $484 or 6.7% from $7,239 in 1999 to $7,723 in 2000. The Distribution Segment declined $1,253 or 17.7% from $7,089 in 1999 to $5,836 in 2000 as a result of lower demand in Southeast Asia.

          Cost of sales increased $4,343 or 28% from $15,504 in 1999 to $19,847 in 2000. As a percentage of sales, it increased 0.5% from 73.2% in 1999 to 73.7% in 2000. The cost as a percentage of sales remained rather constant despite the significant increase in sales.

          Operating expenses increased by $711 or 12.1% from $5,884 in 1999 to $6,595 in 2000 in order to cope with the increased demand in sales and provision for the downsizing of the facility in Kuala Lumpur. In addition, the Company’s subsidiary, Universal Systems moved to a new facility in February 1999.

           The Manufacturing Segment income from operations increased by $1,592 or 108% from a loss of $1,474 in 1999 to a profit of $118 in 2000 due to the economies of scale from the higher volumes of the Artic Temperature Controlled Chucks, Semi-automatic Wet Process Benches and the COBIS-II Burn-in Board Systems. The Testing Services Segment income from operations declined $492 or 55.5% from $886 in 1999 to $394 in 2000. This decrease is primarily due to price erosion from increased competitive pressure and intensified price-based competition. The Distribution Segment income from operations declined by $326 from income of $4 in 1999 to a loss of $322 in 2000 due to the sales mix of the products sold. Corporate operating profit was reduced by $66 or 17.5% from $377 in 1999 to $311 in 2000 due to increased costs.

          Research and development expenses decreased by $142 to $205 in 2000 from $347 in 1999 due to the maturity in the development of a range of Artic Temperature Controlled Chucks.

          Interest expense decreased in 2000 by $16 or 14.8%, from $108 in 1999 to $92 in 2000, due to decreases in lines of credit and capitalized leases.

          Other income has decreased by $377 or 47.3% from $797 in 1999 to $420 in 2000 primarily due to costs in 2000 associated with the closure of the Company’s Kuala Lumpur, Malaysia facility. The gain on sale of building relates to one of the Company’s Singapore facilities.

Liquidity and Capital Resources

          Net cash generated by operating activities during the year ended June 30, 2001 was $5,012 compared to $1,164 generated by operating activities during the year ended June 30, 2000. The cash flow from operating activities in 2001 was comprised of $1,163 from net income, a decrease accounts receivables, inventories and other receivables of $1,671, $838 and $683 respectively, and a decrease in prepaid expenses and other current assets of $320, $1,632 of non-cash depreciation and amortization. These amounts were partially offset by positive cash flow comprised of $1 gain on sale of property and equipment, a decrease in accounts payable and accrued expenses of $1,096, $74 in income taxes payable, $71 in deferred income taxes and $53 in minority interest.

          Net cash used by investing activities during 2001 was $7,152 compared to $549 used by investing activities in the 2000 year. The net cash used by investing activities was a result of (1) capital expenditures of $4,451 which included a Power Sub-station and enhanced air conditioning for its new HBI Test facilities in Southeast Asia coupled with further investment in the European Operations Test Equipment and U.S. Operations for Manufacturing equipment, (2) an increase in cash deposits of $2,541 (3) an increase in other assets of $263 offset by (4) proceeds from sale of property, plant and equipment of $103.

          Net cash provided by financing activities during 2001 was $1,516 compared to $138 used by financing activities in the 2000 year. The cash outflow from financing activities include $1,698 of payments on lines of credit, long term obligations and capitalized leases, which was offset by a cash inflow of $2,858 from additional borrowing under lines of credit and long term obligations and the issuance of common stock in the Company of $356 upon exercise of options and warrants.

          Cash and cash deposits have historically been the Company’s primary source of liquidity. The Company has a committed line of credit with a bank, aggregating $2,469 and lines of credit with various other banks, totaling $823, which were used to support short-term borrowing and commercial paper comprised of letters of credit, trust receipts, shipping and banker’s guarantees. These lines of credit and their anticipated cyclical increases are sufficient to finance buildups in inventories and other cash requirements.

          Cash deposits and corporate guarantees (the Company guarantees, but subsidiaries are the primary debtor) collateralize the first line of credit with a bank, aggregating $2,469, and contain certain debt covenants including maintaining a minimum net worth. The Company was in compliance with all debt covenants at June 30, 2001. There were no borrowings under all these lines at June 30, 2001 and these lines of credit expire between December 2001 and July 2002. Interest rates for these lines are from between 6.25% and 8.5%.

           The Company has various other machinery term loans, capitalized lease obligations and notes payable used for financing equipment and leasehold improvements with various banks and lending institutions aggregating $2,665. The equipment and improvements financed collateralizes these loans. Interest rates range from 4.63% to 13.39%. These term loans expire between March 2002 and July 2007 (see Note 7 to the Consolidated Financial Statements).

          The Company has two credit agreements that provide for mortgage loans totaling $350. Borrowings under the mortgage loans amounted to $112 and $64 as of June 30, 2001. Interest is at the bank’s prime rate (4.88% at June 30, 2001) plus 3.52% on the first loan and 3.0% on the second loan. The loans will expire in July 2007 and January 2008, respectively.

          Approximately $2,988 of cash deposits are held in the Company’s 55% owned Malaysian subsidiary. $2,420 of this cash is denominated in the currency of Malaysia. On September 1, 1998, the government of Malaysia announced its intention to limit the movement of certain cash balances denominated in Malaysian currency. Of the $2,420, $1,471 is currently available for movement, as the Central Bank of Malaysia has authorized $1,800 for movement and the Company has utilized $329 of this authorization. During 2001, limits on the movement of cash balances were removed. In addition, approximately $4,098 is available as dividend (after making deductions for income tax) pursuant to Malaysian regulations in force from July 1, 2000. There is an additional amount of $1,205 that is used as collateral for the Singapore credit facility.

          In March 2000, the Company executed a letter of intent to acquire all of the issued and outstanding capital stock of Thermo Voltek Corp. (doing business as KeyTek), an indirect, wholly owned subsidiary of Thermo Electron Corporation. Subsequent to September 30, 2000, the Company elected not to pursue the acquisition of KeyTek due to the uncertainty in the global electronics markets.

CERTAIN RISKS THAT MAY AFFECT OUR FUTURE RESULTS

          We hereby caution stockholders, prospective investors in Trio-Tech International and other readers that the following important factors, among others, in some cases have affected, and in the future could affect, our stock price or cause our actual results for the fiscal year ending June 30, 2001 and future fiscal years and quarters to differ materially from those expressed in any forward-looking statements, oral or written, made by or on behalf of us. In particular, due to the condition of the semiconductor industry and our lower backlog, we believe we will have decreased sales in the first quarter of fiscal year 2002. We also are uncertain if sales will increase in the ensuing quarters of fiscal year 2002. Therefore, we believe that the current fiscal year will have lower sales than fiscal year 2001.

Our operating results are affected by a variety of factors

          Our operating results are affected by a wide variety of factors that could materially affect revenues and profitability or lead to significant variability of quarterly or annual operating results. These factors include, among others, factors relating to:

•	economic and market conditions in the semiconductor industry;

•	market acceptance of our products and services;

•	changes in technologies in the semiconductor industry, which could affect demand for our products and services;

•	changes in testing processes;

•	the impact of competition;

•	the lack of long-term purchase or supply agreements with customers and vendors;

•	changes in military or commercial testing specifications, which could affect the market for our products and services;

•	difficulties in profitably integrating acquired businesses, if any, into the Company;

•	the loss of key personnel or the shortage of available skilled employees;

•	international political or economic events;

•	currency fluctuations; and

•	other technological, economic, financial and regulatory factors beyond our control.

          Unfavorable changes in these or other factors could materially and adversely affect our financial condition or results of operations. We may not be able to generate revenue growth and any revenue growth that is achieved may not be sustained. Our business, results of operations and financial condition would be materially adversely affected if operating expenses increase and are not subsequently followed by increased revenues. Although we have reported profits for the twenty-eight most recent consecutive quarters, we may not be able to sustain such profitability in the future and do not expect to do so in the first quarter of the current fiscal year.

The semiconductor industry cycles have a large effect on our business

          Our business depends primarily upon the capital expenditures of semiconductor manufacturers, assemblers and other testing companies worldwide. These industries depend on the current and anticipated market demand for integrated circuits and products utilizing semiconductor devices. The global semiconductor industry generally, and the semiconductor testing equipment industry in particular, are volatile and cyclical, with periodic capacity shortages and excess capacity. In periods of excess capacity, the industry sharply cuts its purchases of capital equipment, including our distributed products, and reduces testing volumes, including our testing services. Excess capacity also causes downward pressure on the selling prices for our products and services.

          Our operating results have been adversely affected by past downturns and slowdowns. There is no assurance that there will not be downturns or slowdowns in the future that may adversely affect our financial condition or operating results. In addition, if one or more of our primary customers reduces its or their purchases or use of our products or testing services, our financial results could be materially and adversely affected. We anticipate that we will continue to be primarily dependent on the semiconductor industry for the foreseeable future.

Rapid technological changes may make our products obsolete or result in decreased prices or increased expenses

          Technology changes rapidly in the semiconductor industry and may make our services or products obsolete. Advances in technology may lead to significant price erosion for products tested with our older testing technologies. Our success will depend in part on our ability to develop and offer more advanced testing technologies and processes in the future, to anticipate both future demand and the technology to supply that demand, to enhance our current products and services, to provide those products and services at competitive prices on a timely and cost-effective basis and to achieve market acceptance of those products and services. To accomplish these goals, we may be required to incur significant engineering expenses. As new products or services are introduced, we may experience warranty claims or product returns. We may not be able to accomplish these goals correctly or timely enough. If we fail in our efforts, our products and services may become obsolete or less competitive.

Our dependence on international sales involves significant risk

          Sales and services to customers outside of the United States accounted for approximately 69%, 48% and 65% of our net revenues for fiscal 2001, 2000 and 1999, respectively. Approximately 65%, 57% and 71% of our net revenues in fiscal 2001, 2000 and 1999, respectively, were generated from business in Southeast Asia. We expect that our non-U.S. sales and services will continue to generate the major part of our future revenues. Testing services in Southeast Asia were performed primarily for American companies, and to a lesser extent German companies, selling products and doing business in that region. International business operations may be adversely affected by many factors including fluctuations in exchange rates, imposition of government controls, trade restrictions, political, economic and business events and social and cultural differences.

We may incur losses due to foreign currency fluctuations

          Significant portions of our revenues are denominated in Singapore, Malaysian and other currencies. Consequently, a portion of our costs, revenues and operating margins may be affected by fluctuations in exchange rates, primarily between the U.S. Dollar and such foreign currencies. We are also affected by fluctuations in exchange rates if there is a mismatch between our foreign currency denominated assets and liabilities. Foreign currency adjustments resulted in a decrease of $358 to shareholders’ equity for fiscal 2001, a decrease of $50 to shareholders’ equity for fiscal 2000 and an increase of $147 to shareholders’ equity for fiscal 1999.

          From time to time, we try to partially mitigate the effects of currency fluctuations over the short term by purchasing non-Southeast Asian currency denominated short-term instruments. We also try to reduce our risks by purchasing certain equipment and supplies in U.S. Dollars and seeking payment, when possible, in U.S. Dollars. However, we may not be successful in our attempts to mitigate our exposure to exchange rate fluctuations. Those fluctuations could have a material adverse effect on the Company’s financial results.

We do not rely on patents to protect our products or technology

          We hold U.S. patents relating to our pressurization humidity testing equipment and certain aspects of our Arctic temperature test systems. Additionally, in 2001, we were granted patents for certain aspects of our new ranges of Arctic temperature chucks. However, generally we do not rely on patent or trade secret protection for our products or technology. Competitors may be able to copy and replicate our technology and designs. Competitors may develop technologies similar to or more advanced than ours. We cannot assure you that our current or future products will not be copied or will not infringe on the patents of others.

Competition

          The semiconductor equipment and testing industries are intensely competitive. Significant competitive factors include price, technical capabilities, quality, automation, reliability, product availability and customer service. We face competition from established and potential new competitors, many of whom have greater financial, engineering, manufacturing and marketing resources than our Company’s resources. New products or testing facilities offered by our competitors could cause a decline in our revenues or a loss of market acceptance of our existing products and services. Increased competitive pressure could also lead to intensified price-based competition. Price-based competition may result in lower prices, adversely affecting our operating results.

Customer concentration

          The semiconductor manufacturing industry is highly concentrated, with a relatively small number of large manufacturers and assemblers accounting for a substantial portion of our revenues from product sales and testing revenues. Our experience has been that sales to particular customers may fluctuate significantly from quarter to quarter and year to year. In fiscal 2001, 2000, and 1999, sales of equipment and services to our two largest customers accounted for approximately 40%, 28% and 26%, respectively, of our net revenues. Our ability to maintain close, satisfactory relationships with our customers is essential to our stability and growth. The loss of or reduction or delay in orders from our significant customers, or delays in collecting accounts receivable from our significant customers, could adversely affect our financial condition and results of operations.

Limited market for certain of our products and services

          If our competitors or we sell testing equipment to semiconductor manufacturers and assemblers, the likelihood that they will make further purchases of such equipment, or that they will contract for testing services by our laboratories, may be affected. Although military or other specifications require certain testing to be done by independent laboratories, over time other current customers may have less need for our testing services We believe that there is a growing trend toward outsourcing of the integrated circuit test process. As a result, we anticipate continued growth in the test laboratory business. However, in an attempt to diversify our sales mix, we may seek to develop and introduce new or advanced products, and to acquire other companies in the semiconductor equipment manufacturing business.

Acquisition and integration of new businesses could disrupt our ongoing business, distract management and employees, increase our expenses and adversely affect our business

          We anticipate that a portion of any future growth will be accomplished through the acquisition of other entities. The success of those acquisitions will depend, in part, on our ability to integrate the acquired personnel, operations, products, services and technologies into our organization, to retain and motivate key personnel of the acquired entities and to retain the customers of those entities. We may not be able to identify suitable acquisition opportunities, obtain financing on acceptable terms to bring the acquisition to fruition or to integrate such personnel, operations, products or services. The process of identifying and closing acquisition opportunities and integrating acquisitions into our operations may distract our management and employees, disrupt our ongoing business, increase our expenses and materially and adversely affect our operations. We may also be subject to certain other risks if we acquire other entities, such as the assumption of additional liabilities. We may issue additional equity securities or incur debt to pay for future acquisition.

We are dependent on key suppliers

          We have no written contracts with any of our key suppliers. Our key suppliers may terminate their relationships with us at any time without notice. We cannot assure you that we will be able to find satisfactory replacement suppliers or that new suppliers would not be more expensive than the current suppliers if any of our key suppliers were to terminate their relationship with us.

We are highly dependent on key personnel

          Our success has depended, and, to a large extent will depend, on the continued services of S.W. Yong, our Chief Executive Officer and President, Victor H. M. Ting, our Vice President and Chief Financial Officer, and our other key senior executives and engineering, marketing, sales, productions and other personnel. We do not have an employment agreement with Mr. Yong or Mr. Ting, but we are the beneficiary of “key man” life insurance in the amount of $6 million on Mr. Yong and $2 million on Mr. Ting. The Company also has “key man” life insurance in the amount of $3 million on Tony DiPiero, the President of our subsidiary Universal Systems. The loss of these key personnel, who would be difficult to replace, could harm our business and operating results. Competition for management in our industry is intense and we may be unsuccessful in attracting and retaining the executive management and other key personnel that we require.

Our management has significant influence over corporate decisions

          Currently our officers and directors and their affiliates beneficially own 31% of the outstanding shares of common stock, including options held by them that are exercisable within 60 days of the date of this 10-K. As a result, they may be able to significantly influence matters requiring approval of the shareholders, including the election of directors, and may be able to delay or prevent a change in control of the Company.

We have not paid cash dividends

          We have never paid any cash dividends on our common stock. We anticipate that the future earnings, if any, will be retained for use in the business or for other corporate purposes. We do not expect to pay cash dividends on our common stock in the future.

Possible dilutive effect of outstanding options and warrants

          As of June 30, 2001, there were 642,165 shares of common stock reserved for issuance upon exercise of outstanding stock options and warrants. The outstanding options and warrants are currently exercisable at exercise prices ranging from $3.67 to $8.00 per share. We anticipate that the trading price of our common stock at the time of exercise of any such outstanding options or warrants will exceed the exercise price under those options and warrants. Thus such exercise will have a dilutive effect on our shareholders.

The market price for our common stock is subject to fluctuation

          The trading price of our common stock has from time to time fluctuated widely. The trading price may similarly fluctuate in the future in response to quarter-to-quarter variations in our operating results, announcements of innovations or new products by us or our competitors, general conditions in the semiconductor industry and other events or factors. In addition, in recent years, broad stock market indices in general, and the securities of technology companies in particular, have experienced substantial price fluctuations. Fluctuations in the trading price of our common stock may adversely affect our liquidity.

ITEM 7A —QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Interest Rate Risk.    We do not use derivative financial instruments in our investment portfolio. Our investment portfolio is generally comprised of cash deposits. Our policy is to place these investments in instruments that meet high credit quality standards. These securities are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of our investment portfolio, we do not expect any material loss with respect to our investment portfolio.

          Foreign Currency Exchange Rate Risk.    Although the majority of our sales, cost of manufacturing and marketing are transacted in U.S. dollars, significant portions of our revenues are denominated in Singapore, Malaysian and other currencies. Consequently, a portion of our costs, revenues and operating margins may be affected by fluctuations in exchange rates, primarily between the U.S. Dollar and such foreign currencies. We are also affected by fluctuations in exchange rates if there is a mismatch between our foreign currency denominated assets and liabilities. Foreign currency adjustments resulted in a decrease of $358 to shareholders’ equity for fiscal 2001, a decrease of $50 to shareholders’ equity for fiscal 2000 and an increase of $147 to shareholders’ equity for fiscal 1999.

          From time to time, we try to partially mitigate the effects of currency fluctuations over the short term by the hedging of foreign currency exposure through U.S. Dollar borrowings and forward foreign exchange rate contracts, as well as purchasing non-Southeast Asian currency denominated short-term instruments. We also try to reduce our risks by purchasing certain equipment and supplies in U.S. Dollars and seeking payment, when possible, in U.S. Dollars. However, we may not be successful in our attempts to mitigate our exposure to exchange rate fluctuations. Those fluctuations could have a material adverse effect on the Company’s financial results.

ITEM 8 —FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The information called for by this item is included in the Company’s consolidated financial statements beginning on page 25 of this Annual Report on Form 10-K.

ITEM 9 —CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None

PART III

          The information required by Items 10 through 13 of Part III of this Form 10-K is hereby incorporated by reference from the Company’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2001.

PART IV

ITEM 14 —EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a)  (1and 2)    FINANCIAL STATEMENTS AND SCHEDULES:

The following financial statements, including notes thereto and the independent auditors’ report with respect thereto, are filed as part of this Annual Report on Form 10-K, starting on page 23 hereof:

1. Independent Auditors’ Report

2. Consolidated Balance Sheets

3. Consolidated Statements of Income and Comprehensive Income

4. Consolidated Statements of Shareholders’ Equity

5. Consolidated Statements of Cash Flows

6. Notes to Consolidated Financial Statements

          (b)  REPORTS ON FORM 8-K:

The Company did not file any reports on Form 8-K during the quarter ended June 30, 2001.

          (c)  EXHIBITS:

Number	Description
3.1	Articles of Incorporation, as currently in effect. [Previously filed as Exhibit 3.1 to the Annual Report on Form 10-K for June 30, 1988.]

3.2	Bylaws, as currently in effect. [Previously filed as Exhibit 3.2 to the Annual Report on Form 10-K for June 30, 1988.]

4.1	Form of Redeemable Warrants to purchase Common Stock issued in May 2000.

10.5	Real Estate Lease dated December 15, 1986, between San Fernando Associates and Registrant. [Previously filed as Exhibit 10.17 to the Annual Report on Form 10-K for June 28, 1987.]

10.9	Credit Facility Letter dated January 4, 2001, between Trio-Tech International Pte. Ltd. and Standard Chartered Bank*

10.10	1998 Stock Option Plan. [Previously filed as Exhibit 1 to the Company’s proxy statement filed under regulation 14A on October 27, 1997].

10.11	Directors Stock Option Plan. [Previously filed as Exhibit 2 to the Company’s proxy statement filed under regulation 14A on October 27, 1997].

10.12	Real Estate Lease dated February 1, 1999 between Martinvale Development Company and Universal Systems.

10.13	Real Estate Lease dated February 16, 2001 between JTC Corporation and Trio-Tech International PTE for Block 1004 Toa Payoh North #07-01/07 and #03-01/03. *

10.14	Real Estate Lease dated May 13, 1999 between JTC Corporation and Trio-Tech International PTE for Block 1004 Toa Payoh North #03-16/17. *

10.15	Real Estate Lease dated October 13, 1999 between JTC Corporation and Trio-Tech International PTE for Block 1004 Toa Payoh North #01-08/15. *

10.16	Real Estate Lease dated December 7, 2000 between JTC Corporation and Trio-Tech International PTE for Block 1004 Toa Payoh North #01-16/7. *

10.17	Real Estate Lease dated January 3, 2000 between JTC Corporation and Trio-Tech International PTE for Block 1008 Toa Payoh North #03-01/06. *

10.18	Real Estate Lease dated October 13, 1999 between JTC Corporation and Trio-Tech International PTE for Block 1008 Toa Payoh North #03-09/15 and #03-16/18. *

10.19	Real Estate Lease dated May 2, 2000 between JTC Corporation and Trio-Tech International PTE for Block 1008 Toa Payoh North #01-08. *

10.20	Real Estate Lease dated September 12, 2000 between JTC Corporation and Trio-Tech International PTE for Block 1008 Toa Payoh North #07-17/18. *

10.21	Real Estate Lease dated October 30, 2000 between JTC Corporation and Trio-Tech International PTE for Block 1008 Toa Payoh North #07-01. *

21.1	Subsidiaries of the Registrant (100% owned by the Registrant except as otherwise stated):

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

Express Test Corporation, A California Corporation

European Electronic Test Center, Ltd., A Cayman Islands Corporation

Trio-Tech Malaysia, a Malaysia Corporation (55% owned by the Registrant)

Trio-Tech Kuala Lumpur, a Malaysia Corporation (100% owned by Trio-Tech Malaysia)

Trio-Tech Bangkok, a Thailand Corporation

Prestal Enterprise Sdn Bhd, a Malaysia Corporation (76% owned by the Registrant)

KTS Incorporated, doing business as Universal Systems, a California Corporation

23.1	Independent Auditors’ Consent*

*	Filed electronically herewith

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIO-TECH INTERNATIONAL

By:
/s/ VICTOR H.M. TING

Victor H.M. Ting
Vice President and Chief Financial Officer

Date: September 19, 2001

          Pursuant to the requirement of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ A. CHARLES WILSON A. Charles Wilson	Director, Chairman of the Board	September 19, 2001

/s/ S. W. YONG S. W. Yong	Director, Chief Executive Officer and President	September 19, 2001

/s/ VICTOR H.M. TING Victor H.M. Ting	Vice President, Chief Financial Officer and Principal Accounting Officer	September 19, 2001

/s/ JASON T. ADELMAN Jason T. Adelman	Director	September 19, 2001

/s/ RICHARD M. HOROWITZ Richard M. Horowitz	Director	September 19, 2001

/s/ WILLIAM L. SLOVER William L. Slover	Director	September 19, 2001

INDEPENDENT AUDITORS’ REPORT

Board of Directors
Trio-Tech International
San Fernando, California:

          We have audited the accompanying consolidated balance sheets of Trio-Tech International and subsidiaries (the “Company”) as of June 30, 2001 and 2000, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Trio-Tech International and subsidiaries as of June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

/S / DELOITTE & TOUCHE LLP

Los Angeles, California
September 7, 2001

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30, 2001	June 30, 2000
ASSETS

CURRENT ASSETS:
Cash	$ 1,149	$ 1,956
Cash deposits	7,693	5,152
Trade accounts receivable, less allowance for doubtful accounts of $174 in 2001 and $221 in 2000	4,432	6,103
Other receivables	162	845
Inventories	1,918	2,756
Prepaid expenses and other current assets	147	467

Total current assets	15,501	17,279

PROPERTY, PLANT AND EQUIPMENT, Net	7,534	4,497
OTHER ASSETS, Net	1,115	936

TOTAL ASSETS	$24,150	$22,712

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Lines of credit		$ 241
Accounts payable	$ 2,646	4,128
Accrued expenses	3,689	3,303
Income taxes payable	168	242
Current portion of long-term debt and capitalized leases	1,096	435

Total current liabilities	7,599	8,349

LONG-TERM DEBT AND CAPITALIZED LEASES, net of current portion	1,745	586

DEFERRED INCOME TAXES	649	720

MINORITY INTEREST	2,548	2,609

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock; no par value, authorized, 15,000,000 shares; issued and outstanding 2,927,596 shares (2001) and 2,836,618 shares (2000)	9,423	9,067
Retained earnings	2,889	1,726
Accumulated other comprehensive loss	(703)	(345)

Total shareholders’ equity	11,609	10,448

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$24,150	$22,712

See notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except share amounts)

	Year Ended
	June 30, 2001	June 30, 2000	June 30, 1999
NET SALES	$36,133	$26,943	$21,181
COST OF SALES	26,749	19,847	15,504

GROSS PROFIT	9,384	7,096	5,677

OPERATING EXPENSES:
General and administrative	6,136	4,570	3,877
Selling	1,911	1,820	1,660
Research and development	216	205	347

Total	8,263	6,595	5,884

INCOME (LOSS) FROM OPERATIONS	1,121	501	(207)

OTHER INCOME (EXPENSE)
Interest expense	(199)	(92)	(108)
Other income	706	420	797
Gain on sale of building		696

Total	507	1,024	689

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	1,628	1,525	482
INCOME TAXES	(355)	(106)	(45)

INCOME BEFORE MINORITY INTEREST	1,273	1,419	437
MINORITY INTEREST	(110)	(385)	(242)

NET INCOME	1,163	1,034	195

OTHER COMPREHENSIVE (LOSS) INCOME :
Foreign currency translation adjustment	(358)	(50)	147

COMPREHENSIVE INCOME	$ 805	$ 984	$ 342

EARNINGS PER SHARE:
Basic	$ 0.40	$ 0.37	$ 0.07

Diluted	$ 0.39	$ 0.36	$ 0.07

WEIGHTED AVERAGE NUMBER OF COMMON AND POTENTIAL COMMON SHARES OUTSTANDING
Basic	2,884	2,759	2,745
Diluted	3,006	2,895	2,757

See notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share amounts)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Number of Shares	Amount
Balance, July 1, 1998	2,747	$8,708	$ 497	$(442)	$ 8,763
Net income			195		195
Exercise of stock options	8	12			12
Repurchase of common stock	(14)	(66)			(66)
Foreign currency translation adjustment				147	147

Balance, June 30, 1999	2,741	8,654	692	(295)	9,051
Net income			1,034		1,034
Exercise of stock options	21	45			45
Issuance of common stock	75	368			368
Foreign currency translation adjustment				(50)	(50)

Balance, June 30, 2000	2,837	9,067	1,726	(345)	10,448
Net income			1,163		1,163
Issuance of common stock	43	214			214
Exercise of stock options	48	142			142
Foreign currency translation adjustment				(358)	(358)

Balance, June 30, 2001	2,928	$9,423	$2,889	$(703)	$11,609

See notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	June 30, 2001	June 30, 2000	June 30, 1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 1,163	$ 1,034	$ 195
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,632	1,523	1,222
(Gain)/loss on sale of property and equipment	(1)	(809)	7
Deferred income taxes	(71)	138	1
Minority interest, net	(53)	210	149
Changes in operating assets and liabilities:
Accounts receivable, net	1,671	(1,643)	(336)
Other receivables	683	(563)	17
Inventories	838	(957)	257
Prepaid expenses and other current assets	320	(377)	215
Accounts payable and accrued expenses	(1,096)	2,437	(936)
Income taxes payable	(74)	171	(619)

Net cash provided by operating activities	5,012	1,164	172

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash deposits	(2,541)	(653)	(552)
Capital expenditures	(4,451)	(1,327)	(703)
Other assets	(263)	(363)	(123)
Proceeds from sale of property and equipment	103	1,794	46

Net cash used in investing activities	(7,152)	(549)	(1,332)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on lines of credit	(806)	(246)	(481)
Borrowings under lines of credit	565	126	214
Principal payments of debt and capitalized leases	(892)	(431)	(308)
Proceeds from long-term debt	2,293
Issuance of common stock	356	413
Repurchase of common stock			(54)

Net cash provided by (used in) financing activities	1,516	(138)	(629)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(183)	(114)	77

NET (DECREASE)/INCREASE IN CASH	(807)	363	(1,712)
CASH, BEGINNING OF YEAR	1,956	1,593	3,305

CASH, END OF YEAR	$ 1,149	$ 1,956	$ 1,593

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$ 184	$ 126	$ 104
Income taxes	$ 134	$ 161	$ 786

See notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

NON-CASH INVESTING AND FINANCING ACTIVITIES

During the years ended June 30, 2001 and 1999, the Company financed acquisitions of equipment amounting to $541 and $1,161 under capital lease arrangements, respectively.

          Concluded

See notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2001, 2000 and 1999
(In thousands, except per share and share amounts)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Principles of Consolidation—Trio-Tech International and subsidiaries (the “Company” or “TTI”) is a designer and manufacturer of equipment used to test the structural integrity of semiconductor devices that must meet high-reliability specifications. The Company also owns and operates testing facilities that perform structural and electronic testing of semiconductor devices and acts as a distributor of electronic testing equipment in Singapore and other Southeast Asian countries. The consolidated financial statements include the accounts of the Company and its principal subsidiaries: Trio-Tech International Pte Ltd (TTI Pte), Trio-Tech Test Services Pte Ltd (TTTS Pte), Express Test, European Electronic Test Centre (EETC), Trio-Tech Bangkok (TTBK), Trio-Tech Malaysia (TTM) (a 55% owned subsidiary of TTI Pte), Prestal Enterprise Sdn Bhd (PESB) (a 76% owned subsidiary of TTI Pte) and Universal Systems. All material intercompany transactions, profits and balances have been eliminated.

          Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          Accounting Period—The Company’s fiscal reporting period coincides with the 52-53 week period ending on the last Friday in June. Fiscal 2001, 2000 and 1999 are a 52, 53 and 52-week reporting period, respectively. For simplicity purposes the Company refers to its fiscal year end as June 30.

          Cash and Cash Deposits—The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash. Cash deposits consist of bank balances and amounts invested in interest earning instruments having maturity of 12 months or less. Approximately $2,988 of cash deposits are held in the Company’s 55% owned Malaysian subsidiary. $2,420 of this cash is denominated in the currency of Malaysia. On September 1, 1998, the government of Malaysia announced its intention to limit the movement of certain cash balances denominated in Malaysian currency. During 2001, limits on the movement of cash balances were removed. Of the $2,420, $1,471 is currently available for movement, as the Central Bank of Malaysia has authorized $1,800 for movement and the Company has utilized $329 of this authorization. In addition, approximately $4,098 is available as dividend (after making deductions for income tax) pursuant to Malaysian regulations in force from July 1, 2000. There is an additional amount of $1,205 that is used as collateral for the Singapore credit facility.

          Inventories—Inventories are stated at the lower of cost, using the first-in, first-out (FIFO) method, or market.

          Property, Plant and Equipment—Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided for over the estimated useful lives of the assets or the terms of the leases, whichever are shorter, using the straight-line method. Capital grants from the Industrial Development Authority in Ireland are accounted for when claimed by reducing the cost of the related assets. The grants are amortized over the depreciable lives of those assets.

          Foreign Currency Translation—All assets and liabilities of operations outside the United States have been translated at the foreign exchange rates in effect at year-end. Revenues and expenses for the year are translated at average exchange rates in effect during the year. Unrealized translation gains and losses are not included in determining net income but are accumulated and reported as a separate component of shareholders’ equity entitled accumulated other comprehensive loss. Net realized gains and losses resulting from foreign currency transactions are credited or charged to income.
TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2001, 2000 and 1999
(In thousands, except per share amounts)

           Other Assets—The excess of cost over net assets acquired is included in other assets and is being amortized over 5-10 years. The Company reviews the carrying value of all intangible assets on a regular basis, and if future cash flows are believed insufficient to recover the remaining carrying value of an intangible asset, the carrying value is written down in the period the impairment is identified to its estimated fair value.

          Taxes on Income—Deferred income taxes are computed annually for differences between the financial statement basis and tax basis of assets and liabilities. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

          Retained earnings—It is the intention of the Company to reinvest earnings of its foreign subsidiaries in the operations of those subsidiaries. Accordingly, no provision has been made for U.S. income and foreign withholding taxes that would result if such earnings were repatriated. These taxes are undeterminable at this time. The amount of earnings retained in foreign subsidiaries is $7,563 at June 30, 2001.

          Revenue recognition—The Company recognizes revenue when products are shipped to customers or upon the completion of services.

          Research and Development Costs—The Company incurred research and development costs of $216 in 2001, $205 in 2000 and $347 in 1999 that were charged to operating expenses as incurred.

          Stock Based Compensation—In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. The Company has determined that it will not change to the fair value method and will continue to use Accounting Principles Board Opinion No. 25 for measurement and recognition of employee stock-based transactions.

          Earnings per Share—The Company adopted SFAS No. 128, Earnings per Share (“EPS”). Basic Earnings Per Share is computed by dividing net income available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during a period. In computing diluted EPS, the average price for the period is used in determining the number of shares assumed to be purchased from exercise of stock options and warrants.

          The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted EPS for the years presented herein:

	June 30, 2001	June 30, 2000	June 30, 1999
Net income used to compute basic and diluted earnings per share	$ 1,163	$ 1,034	$ 195

Weighted average number of common shares outstanding—basic	2,884,000	2,759,000	2,745,000
Dilutive effect of stock options and warrants	122,000	136,000	12,000

Number of shares used to compute earnings per share—diluted	3,006,000	2,895,000	2,757,000

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2001, 2000 and 1999
(In thousands, except per share amounts)

           Stock options and warrants to purchase 612,165 shares at prices ranging from $3.67 to $8.00 per share were outstanding during 2001 and were excluded in the computation of diluted EPS because their effect would have been antidilutive. Stock options and warrants to purchase 36,870 shares at a price of $8.00 per share were outstanding during 2000 and were excluded in the computation of diluted EPS because their effect would have been antidilutive. Stock options and warrants to purchase 697,105 shares at prices ranging from $3.69 to $7.69 per share were outstanding during 1999 and were excluded in the computation of diluted EPS because their effect would have been antidilutive.

          Recently Issued Accounting Pronouncements—In July 2001, the Financial Standards Board (“FASB”) issued Financial Accounting Standards (“SFAS”), No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 replaces Accounting Principles Board Opinion No. 16 (APB No. 16), “Business Combination,” and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS No. 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. Upon adoption of SFAS No. 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS No. 141 will be reclassified to goodwill. Companies are required to adopt SFAS No. 142 for fiscal years beginning after December 15, 2001. In connection with the adoption of SFAS No. 142, companies will be required to perform a transitional goodwill impairment assessment. The Company has not yet determined the effects, if any, that SFAS No. 142 will have on its consolidated financials position and results of operations. During the year ended June 30, 2001, goodwill amortization totaled approximately $34.

          Reclassification—Certain reclassifications have been made to the previous year’s financial statements to conform to current year presentation.

          Fair Values of Financial Instruments—The carrying value of trade accounts receivable and accounts payable approximate the fair value due to their short-term maturities. The carrying values of the Company’s lines of credit and long-term debt are considered to approximate their fair value because the interest rates are based on variable reference rates or approximates rates currently available to the Company.
TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2001, 2000 and 1999
(In thousands, except per share amounts)

           Concentration of credit risk—Financial instruments that subject the Company to credit risk consists primarily of accounts receivable. Concentration of credit risk with respect to accounts receivable is generally diversified due to the number of entities composing the Company’s customer base and their geographic dispersion. The Company had two major customers who accounted for 15% and 25% of the Company’s sales during fiscal year 2001; these customers represented 16% and 25% of accounts receivable at June 30, 2001. Two major customers accounted for 15% and 13% of the Company’s sales during fiscal year 2000; these customers represented 18% and 8% of accounts receivable at June 30, 2000. Two major customers accounted for 15% and 14% of the Company’s net sales during fiscal year 1999. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses. The allowance for doubtful accounts is composed of:

	Year Ended
	June 30, 2001	June 30, 2000	June 30, 1999
Beginning	$221	$219	$468
Additions charged to cost and expenses	60	34	55
Recovered	(85)	(32)	(229)
Actual write-offs	(22)		(75)

Ending	$174	$221	$219

2.    INVENTORIES

          Inventories consist of the following:

	June 30, 2001	June 30, 2000
Raw materials	$1,180	$1,251
Work in progress	311	1,160
Finished goods	427	345

	$1,918	$2,756

3.    PROPERTY, PLANT AND EQUIPMENT

          Property, plant and equipment consist of the following:

	Useful Life in years	June 30, 2001	June 30, 2000
Building and improvements	3-20	$ 1,059	$ 999
Leasehold improvements	3-27	2,524	1,177
Machinery and equipment	3-7	7,113	5,033
Furniture and fixtures	3-5	766	793
Equipment under capital leases	3-5	2,003	1,666

		13,465	9,668
Less:
Accumulated depreciation and amortization		4,825	4,204
Accumulated amortization on equipment under capital leases		1,106	967

		$ 7,534	$4,497

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2001, 2000 and 1999
(In thousands, except per share amounts)

4.    OTHER ASSETS

          Other assets consist of the following:

	June 30, 2001	June 30, 2000
Cost in excess of net assets acquired, net of accumulated amortization of $730 (2001) and $696 (2000)	$ 393	$430
Intangibles, net of accumulated amoritization of $86 (2001) and $38 (2000)	133	141
Other	589	365

Total	$1,115	$936

5.    LINES OF CREDIT

          Cash and cash deposits have historically been the Company’s primary source of liquidity. The Company has a committed line of credit with a bank, aggregating $2,469 and lines of credit with various other banks, totaling $823, which were used to support short-term borrowing and commercial paper comprised of letters of credit, trust receipts, shipping and banker’s guarantees. These lines of credit and their anticipated cyclical increases are sufficient to finance buildups in inventories and other cash requirements.

          Cash deposits and corporate guarantees (the Company guarantees, but subsidiaries are the primary debtor) collateralize the first line of credit with a bank, aggregating $2,469, and contain certain debt covenants including maintaining a minimum net worth. The Company was in compliance with all debt covenants at June 30, 2001. There were no borrowings under all these lines at June 30, 2001 and these lines of credit expire between December 2001 and July 2002. Interest rates for these lines are from between 6.25% and 8.5%.

6.    ACCRUED EXPENSES

          Accrued expenses consist of the following:

	June 30, 2001	June 30, 2000
Payroll and related	$1,751	$ 912
Legal and audit	150	430
Utilities	473	62
Other	1,315	1,899

Total	$3,689	$3,303

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2001, 2000 and 1999
(In thousands, except per share amounts)

7.    LONG-TERM DEBT AND CAPITALIZED LEASES

          Long-term debt and capitalized leases consist of the following:

	June 30, 2001	June 30, 2000
Machinery loans, due in various installments through 2003 bearing interest at 6.5%, collateralized by equipment	$1,186

Notes payable, due in various installments through 2005 bearing interest at prime plus 1.5% (Bank’s prime rate of 6.25% at June 30, 2001), collateralized by equipment	601

Capitalized lease obligations, due in various installments through 2005 bearing interest at rates ranging from 4.63% to 13.39%, collateralized by leased assets (see Note 9)	878	$ 801

Mortgage loan, due in monthly installments through 2008, bearing interest at prime plus 3% and 3.52% (Bank’s prime rate of 4.88% at June 30, 2001), collateralized by Building	176	220

	2,841	1,021
Less current portion	1,096	435

	$1,745	$ 586

          Maturities of long-term debt as of June 30, 2001 are as follows (exclusive of capitalized lease obligations):

Year Ending June 30,
2002	$ 698
2003	705
2004	375
2005	121
2006	64

$1,963

          Aggregate collateral is $2,579

8.    TAXES ON INCOME

          The provision (benefit) for income taxes consist of the following:

	June 30, 2001	June 30, 2000	June 30, 1999
Current:
Domestic	$ 1	$ 73	$
Foreign	425	(105)	44

	426	(32)	44

Deferred:
Foreign	(71)	138	1

	$ 355	$106	$45

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2001, 2000 and 1999
(In thousands, except per share amounts)

           Income (loss) before income taxes and minority interest related to domestic and foreign operations is as follows:

	June 30, 2001	June 30, 200	June 30, 1999
Domestic	$ (154)	$ 271	$(500)
Foreign	1,782	1,254	982

	$1,628	$1,525	$482

          The reconciliation between the U.S. federal statutory tax rate and the effective income tax rate is as follows:

	June 30, 2001	June 30, 2000	June 30, 1999
Statutory federal tax rate	35%	35%	35%
Foreign income taxes	(15)	(37)	(56)
Other	2	9	30

Effective rate	22%	7%	9%

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

          The components of deferred income tax assets (liabilities) are as follows:

	June 30, 2001	June 30, 2000
Deferred tax assets:
Net operating loss carry forward	$809	$ 952
Provision for local tax	6	79
Provision for bad debts	61	77
Reserve for obsolescence	72	61
Other	17	30

Total deferred tax assets	965	1,199

Deferred tax liabilities:
Depreciation	415	216
Other	234	504

Total deferred income tax liabilities	649	720

Subtotal	316	479
Valuation allowance	(965)	(1,199)

Net deferred tax liability	$(649)	$ (720)

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2001, 2000 and 1999
(In thousands, except per share amounts)

           The valuation allowance was decreased by $234 and $391 in 2001 and 2000, respectively.

          At June 30, 2000, the Company had net operating loss carry forwards of approximately $2,311 available to offset future U.S. federal taxes, which expire as follows: $1,053 in 2004, $151 in 2005, $170 in 2006 and $937 in 2014.

9.    COMMITMENTS AND CONTINGENCIES

          The Company leases certain of its facilities and equipment under long-term agreements expiring at various dates through 2007. Certain of these leases require the Company to pay real estate taxes and insurance and provide for escalation of lease costs based on certain indices. Future minimum payments under capital leases and noncancellable operating leases as of June 30, 2001 are as follows:

Year ending June 30,	Capital Leases	Rental Commitments
2002	$496	$ 659
2003	234	483
2004	159	186
2005	89
2006	64
Thereafter	49

Total future minimum lease payments	1,091	$1,328

Less amount representing interest	(213)

Present value of net minimum lease payments	878
Less current portion of capitalized lease obligations	(398)

Long-term obligations under capital leases	$480

          Total rental expense on all operating leases, both cancelable and noncancellable, amounted to $765 in 2001, $543 in 2000 and $415 in 1999. Total rental income under sublease was $118 in 2001, $169 in 2000, and $59 in 1999.

          On August 24, 1995, the Company was named in a civil action brought against 106 defendants alleging that they may have caused or contributed to soil and groundwater contamination that required the defendants to pay $3,750 to the Federal Environmental Protection Agency to settle. On April 6, 2001, the Company was dismissed from this action.

          The Company is, from time to time, the subject of litigation claims and assessments arising out of matters occurring in its normal business operations. In the opinion of management, resolution of these matters will not have a material adverse effect on the Company’s financial statements.

10.    STOCK OPTIONS

          The Company has three stock option plans under which officers, directors and employees are eligible to receive options to purchase shares of the Company’s common stock. One of these plans, adopted in 1988, has been terminated except for outstanding options, which are still exercisable, to purchase an aggregate of 27,000 shares. Additionally, the Board of Directors issues non-qualified options at their discretion at a price not less than fair market value at the date of grant.
TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2001, 2000 and 1999
(In thousands, except per share amounts)

           On December 8, 1997, the Company’s shareholders approved the Company’s 1998 Stock Option Plan (the “1998 Plan”) under which employees, officers, directors and consultants receive options to purchase the Company’s common stock at a price that is not less than 100 percent of the fair market value at the date of grant. The Plan Administrator at the rate of at least 20% per year over five years determines vestment. There are 300,000 shares authorized for grant under the 1998 Plan.

          On December 8, 1997, the Company’s shareholders approved the Directors Stock Option Plan (the “Directors Plan”) under which duly elected non-employee Directors and the President (if he or she is a director of the Company) of the Company (currently six individuals) receive options to purchase the Company’s common stock at a price of 85% of the fair market value of the underlying shares on the date of grant. Each option granted under the Plan shall be exercisable in full at any time and from time to time commencing as of the date of grant. The shares are nonqualified and there are 300,000 shares authorized for grant under the Directors Plan.

          The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its Plans. Accordingly, no compensation expense has been recognized. Had compensation cost for the Company’s Plan been determined based upon the fair value at the grant date for awards under this Plan consistent with the methodology prescribed under SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Year Ended
	June 30, 2001	June 30, 2000	June 30, 1999
Net Income:
As Reported	$1,163	$1,034	$ 195
Pro forma	$ 822	$ 699	$ (204)

Basic Earnings per Share:
As Reported	$ 0.40	$ 0.37	$ 0.07
Pro forma	$ 0.29	$ 0.25	$(0.07)

          The fair value of the options granted during fiscal 2001, 2000 and 1999 was $5.40, $4.95 and $3.85, respectively, on the date of grant using the Black Scholes option-pricing model with the assumptions listed below:

	Year Ended
	June 30, 2001	June 30, 2000	June 30, 1999
Volatility	56.7%	52.6%	42.1%
Risk free interest rate	4.97%	6.18%	5.91%
Expected life (years)	2.54	2.93	2.65
TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2001, 2000 and 1999
(In thousands, except per share amounts)

           The following table summarizes the stock option activity for the three years ended June 30, 2001:

Stock Options	Number of Shares
Balance at July 1, 1998 (weighted average price of $4.77 per share)	192,688
Granted at a weighted average price of $3.85 per share	59,500
Exercised at a weighted average price of $1.60 per share	(7,500)
Canceled at a weighted average price of $1.60 per share	(7,500)

Balance at June 30, 1999 (weighted average price of $4.77 per share)	237,188
Granted at a weighted average price of $4.95 per share	167,750
Exercised at a weighted average price of $2.17 per share	(20,625)

Balance at June 30, 2000 (weighted average price of $5.89 per share)	384,313
Granted at a weighted average price of $5.40 per share	86,000
Exercised at a weighted average price of $3.33 per share	(47,688)
Canceled at a weighted average price of $5.41 per share	(14,625)

Balance at June 30, 2001 (weighted average price of $4.83 per share)	408,000

Options exerciseable at June 30, 2001 at a weighted average price of $4.66 per share	334,000

          The following table summarizes the stock option activity for the three years ended June 30, 2001:

Year Ended June 30, 2001
Options and Warrants Outstanding			Options and Warrants Exercisable
Number Outstanding	Weighted Average Remaining Contractual Life	Exercise Price	Number Exercisable	Exercise Price
27,000	0.45	3.67	27,000	3.67
30,000	0.56	4.69	30,000	4.69
22,500	0.56	3.67	22,500	3.67
45,000	1.25	5.00	45,000	5.00
15,000	1.25	5.00	15,000	5.00
15,000	1.25	5.00	15,000	5.00
69,920	1.35	5.00	69,920	5.00
34,960	1.35	5.00	34,960	5.00
9,915	1.35	8.00	9,915	8.00
75,000	1.38	5.00	75,000	5.00
5,000	1.44	5.00	5,000	5.00
45,000	2.02	3.69	45,000	3.69
14,500	2.02	4.34	10,875	4.34
35,000	3.03	2.82	35,000	2.82
75,500	3.74	6.00	37,750	6.00
36,870	3.86	8.00	36,870	8.00
42,000	4.03	5.37	42,000	5.37
40,000	4.03	5.63	10,000	5.63
4,000	4.76	3.40	1,000	3.40

642,165	2.19	5.05	567,790	4.97

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2001, 2000 and 1999
(In thousands, except per share amounts)

           Included in the total options and warrants outstanding at June 30, 2001 were 234,165 warrants issued in fiscal 1997, 1998, 2000 and 2001 that permit purchase of common stock of the Company at an average price of $5.56.

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

          The Company’s wholly owned subsidiary, TTI Pte. in Singapore (including TTI Pte.’s wholly owned subsidiaries, TTTS Pte and TTBk, 55% owned joint venture of Trio-Tech Malaysia, another subsidiary wholly owned by Trio-Tech Malaysia and 76% owned Prestal Enterprise Sdn Bhd) operates in the manufacturing, the testing service and the distribution industry segments.

          All intersegment sales are sales from the manufacturing segment to the testing and distribution segment. Corporate assets mainly consist of cash and prepaid expenses. Corporate expenses mainly consist of salaries, insurance, professional expenses and directors’ fees.

Business Segment Information:

		Net Sales	Operating Income (loss)	Assets	Depr. and Amort.	Capital Expenditures
Manufacturing	2001	$18,468	$ 149	$ 6,898	$ 488	$ 163
	2000	13,361	118	9,020	450	436
	1999	6,831	(1,474)	7,156	425	657

Testing Services	2001	11,112	791	16,563	1,051	3,806
	2000	7,723	394	11,553	924	654
	1999	7,239	886	9,131	731	1,052

Distribution	2001	6,553	45	350	92	478
	2000	5,859	(322)	2,081	149	237
	1999	7,111	4	2,605	66	154

Corporate and unallocated	2001		136	339	1	4
	2000		311	58
	1999		377	40

Total Company	2001	$36,133	$ 1,121	$24,150	$1,632	$4,451
	2000	26,943	501	22,712	1,523	1,327
	1999	21,181	(207)	18,932	1,222	1,863
TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2001, 2000 and 1999
(In thousands, except per share amounts)

Geographic Area Information:

		United States	Europe	Southeast Asia	Eliminations and Other	Total Company
Net sales to customers	2001	$11,253	6,761	18,489	(370)	$36,133
	2000	$14,432	2,893	10,121	(503)	$26,943
	1999	$ 8,552	2,219	11,502	(1,092)	$21,181

Operating Income (loss)	2001	$ (483)	64	1,404	136	$ 1,121
	2000	$ 132	27	30	311	$ 501
	1999	$ (813)	(81)	305	382	$ (207)

Property, plant and equipment—net	2001	$ 869	424	6,241		$ 7,534
	2000	$ 996	259	3,242		$ 4,497
	1999	$ 829	299	4,408	2	$ 5,538

12.    QUARTERLY FINANCIAL DATA (UNAUDITED)

          The Company’s summarized quarterly financial data are as follows:

	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,
Year ended June 30, 2000
Revenues	$5,556	$ 6,787	$5,925	$8,675
Expenses	5,493	6,189	5,719	8,017

Income before income taxes and minority interest	63	598	206	658
Income taxes	47	(111)	(65)	23

Income before minority interest	110	487	141	681
Minority interest	(66)	18	(27)	(310)

Net income	$ 44	$ 505	$ 114	$ 371

Net income per share:
Basic	$ 0.02	$ 0.18	$ 0.04	$ 0.13
Fully diluted	$ 0.02	$ 0.18	$ 0.04	$ 0.12

Year ended June 30, 2001
Revenues	$9,158	$12,035	$7,877	$7,063
Expenses	8,875	11,133	7,797	6,700

Income before income taxes and minority interest	283	902	80	363
Income taxes	(68)	(211)	35	(111)

Income before minority interest	215	691	115	252
Minority interest	(31)	(53)	(2)	(24)

Net income	$ 184	$ 638	$ 113	$ 228

Net income per share:
Basic	$ 0.06	$ 0.22	$ 0.04	$ 0.08
Fully diluted	$ 0.06	$ 0.22	$ 0.04	$ 0.08