Form 10-Q
period 2001-09-30
TRIO TECH INTERNATIONAL
filed 2001-11-09
CIK 732026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-13914

TRIO-TECH INTERNATIONAL
(Exact name of Registrant as specified in its Charter)

California	95-2086631
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

355 Parkside Drive
San Fernando, California	91340
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number: 818-365-9200

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed with the Commission by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Number of shares of common stock outstanding as of November 2, 2001 is 2,927,596

TRIO-TECH INTERNATIONAL

INDEX TO CONSOLIDATED FINANCIAL INFORMATION,
OTHER INFORMATION AND SIGNATURES

		Page
Part I.	Financial Information
Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets as of Sept. 30, 2001 and June 30, 2001 (Unaudited)	3
	Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the Three Months Ended Sept. 30, 2001 and Sept. 30, 2000 (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended Sept. 30, 2001 and Sept. 30, 2000 (Unaudited)	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	13
Part II.	Other Information
Item 1.	Legal Proceedings	14
Item 2.	Changes in Securities and Use of Proceeds	14
Item 3.	Defaults Upon Senior Securities	14
Item 4.	Submission of Matters to a Vote of Security Holders	14
Item 5.	Other Information	14
Item 6.	Exhibits and Reports on Form 8-K	14
Signatures		14

TRIO–TECH INTERNATIONAL AND SUBSIDIARIES

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share amounts)

	Sept. 30, 2001	June 30, 2001(a)
ASSETS
CURRENT ASSETS:
Cash	$ 1,141	$ 1,149
Cash deposits	6,886	7,693
Trade accounts receivable, less allowance for doubtful accounts of $181 at Sept. 30, 2001 and $174 at June 30, 2001	4,182	4,432
Other receivables	161	162
Inventories	2,002	1,918
Prepaid expenses and other current assets	207	147

Total current assets	14,579	15,501
PROPERTY, PLANT AND EQUIPMENT, Net	7,508	7,534
OTHER ASSETS, Net	1,079	1,115

TOTAL ASSETS	$23,166	$24,150

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit	$ 40	$ —
Accounts payable	2,220	2,646
Accrued expenses	3,466	3,689
Income taxes payable	185	168
Current portion of long-term debt and capitalized leases	1,059	1,096

Total current liabilities	6,970	7,599

LONG-TERM DEBT AND CAPITALIZED LEASES, net of current portion	1,654	1,745

DEFERRED INCOME TAXES	668	649

MINORITY INTEREST	2,536	2,548

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock; no par value, authorized, 15,000,000 shares; issued and outstanding 2,927,596 shares at Sept. 30, 2001 and June 30, 2001, respectively	9,423	9,423
Retained earnings	2,489	2,889
Accumulated other comprehensive loss	(574)	(703)

Total shareholders’ equity	11,338	11,609

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$23,166	$24,150

(a)	Derived from audited consolidated financial statements included in the Form 10K for the fiscal year ended June 30, 2001.

See notes to condensed consolidated financial statements.

TRIO–TECH INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE (LOSS) INCOME
(Unaudited, in thousands, except per share amounts)

	Three Months Ended
	Sept. 30, 2001	Sept. 30, 2000
NET SALES	$5,136	$9,158
COST OF SALES	4,041	6,711

GROSS PROFIT	1,095	2,447

OPERATING EXPENSES:
General and administrative	1,182	1,464
Selling	284	706
Research and development	47	49

Total	1,513	2,219

(LOSS) INCOME FROM OPERATIONS	(418)	228
OTHER INCOME (EXPENSE):
Interest expense	(51)	(30)
Other income	96	85

Total	45	55

(LOSS) INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	(373)	283
INCOME TAXES	(42)	(68)

(LOSS) INCOME BEFORE MINORITY INTEREST	(415)	215
MINORITY INTEREST	15	(31)

NET (LOSS) INCOME	(400)	184

OTHER COMPREHENSIVE (LOSS) INCOME :
Foreign currency translation adjustment	129	(152)

COMPREHENSIVE (LOSS) INCOME	$ (271)	$ 32

EARNINGS (LOSS) PER SHARE:
Basic	$ (0.14)	$ 0.06

Diluted	$ (0.14)	$ 0.06

WEIGHTED AVERAGE NUMBER OF COMMON AND POTENTIAL COMMON SHARES OUTSTANDING:
Basic	2,928	2,850
Diluted	2,928	3,037

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in Thousands)

	Three Months Ended
	Sept. 30, 2001	Sept. 30, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$ (400)	$ 184
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	439	353
Gain on sale of property and equipment	—	(17)
Deferred income taxes	19	(5)
Minority interest, net	(15)	32
Changes in operating assets and liabilities:
Accounts receivable, net	250	(1,162)
Other receivables	1	184
Inventories	(84)	(1,207)
Prepaid expenses and other current assets	(60)	(373)
Accounts payable and accrued expenses	(649)	2,102
Income taxes payable	17	118

Net cash (used in) provided by operating activities	(482)	209

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash deposits	807	42
Capital expenditures	(209)	(1,425)
Other assets	21	280
Proceeds from sale of property and equipment	1	30

Net cash provided by (used in) investing activities	620	(1,073)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on lines of credit	—	(241)
Borrowings under lines of credit	40	309
Principal payments of debt and capitalized leases	(308)	(154)
Proceeds from long-term debt	89	332
Issuance of common stock	—	112

Net cash (used in) provided by financing activities	(179)	358

EFFECT OF EXCHANGE RATE CHANGES ON CASH	33	(60)
NET DECREASE IN CASH	(8)	(566)
CASH, BEGINNING OF PERIOD	1,149	1,956

CASH, END OF PERIOD	$1,141	$1,390

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$ 41	$ 37

Income taxes	$ 27	$ 38

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and share amounts)

Note 1.    Basis of Presentation

          The interim condensed consolidated financial statements as of Sept. 30, 2001 and for the three-months ended Sept 30, 2001 and Sept. 30, 2000, respectively, are unaudited. In management’s opinion, the unaudited consolidated financial statements reflect all adjustments necessary, consisting of normal recurring accruals, for a fair statement of the results for the interim periods presented.

          The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report for fiscal year ended June 30, 2001.

          The consolidated results of operations for the three-month period ending Sept. 30, 2001, is not necessarily indicative of the results expected for a full year.

          Recently Issued Accounting Pronouncements—In July 2001, the Financial Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”), No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 replaces Accounting Principles Board Opinion No. 16 (APB No. 16), “Business Combination,” and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS No. 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. Upon adoption of SFAS No. 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS No. 141 will be reclassified to goodwill. Companies are required to adopt SFAS No. 142 for fiscal years beginning after December 15, 2001. In connection with the adoption of SFAS No. 142, companies will be required to perform a transitional goodwill impairment assessment. The Company has not yet determined the effects, if any, that SFAS No. 142 will have on its consolidated financial position and results of operations. During the quarter ended Sept. 30, 2001, goodwill amortization totaled approximately $8.

Note 2.    Inventories

          The composition of inventories is as follows:

	Sept. 30, 2001	June 30, 2001
Raw materials	$1,147	$1,180
Work in progress	393	311
Finished goods	462	427

	$2,002	$1,918

Note 3.    Stock Options

          The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its three Stock Option Plans. Accordingly, no compensation expense has been recognized. Had compensation cost for the Company’s Plan been determined based upon the fair value at the grant date for awards under this Plan consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, the Company’s net (loss) income and (loss) earnings per share would have been the pro forma amounts indicated below:

	Three Months Ended
	Sept. 30, 2001	Sept. 30, 2000
Net (Loss) Income:
As Reported	$ (400)	$ 184
Pro forma	$ (468)	$ (198)
Basic (Loss) Earnings per Share:
As Reported	$(0.14)	$0.06
Pro forma	$(0.16)	$(0.07)

          The preceding calculation uses the Black Scholes option-pricing model with the assumptions listed below:

	Three Months Ended
	Sept. 30, 2001	Sept. 30, 2000
Volatility	55.99%	52.61%
Risk free interest rate	3.91%	5.85%
Expected life (years)	2.31	3.17

Note 4.    Earnings per Share (EPS)

          The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted EPS for the periods presented herein:

	Sept. 30, 2001	Sept. 30, 2000
Net (loss) income used to compute basic and diluted earnings per share	$ (400)	$ 184

Weighted average number of common shares outstanding—basic	2,928	2,850
Dilutive effect of stock options and warrants	—	187

Number of shares used to compute earnings per share—diluted	2,928	3,037

          The following options and warrants were outstanding during and as of the quarter ended Sept. 30, 2001 but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares and therefore were anti-dilutive:

Three Months Ended Sept. 30, 2001
Options and Warrants Outstanding			Options and Warrants Exercisable
Number Outstanding	Weighted Average Remaining Contractual Life	Exercise Price	Number Exercisable	Exercise Price
27,000	0.20	3.67	27,000	3.67
30,000	0.32	4.69	30,000	4.69
22,500	0.32	3.67	22,500	3.67
40,000	1.00	5.00	40,000	5.00
15,000	1.00	5.00	15,000	5.00
15,000	1.00	5.00	15,000	5.00
69,920	1.10	5.00	69,920	5.00
34,960	1.10	5.00	34,960	5.00
9,915	1.11	8.00	9,915	8.00
75,000	1.14	5.00	75,000	5.00
5,000	1.19	5.00	5,000	5.00
40,000	1.78	3.69	40,000	3.69
14,500	1.78	4.34	10,875	4.34
30,000	2.78	2.82	30,000	2.82
75,500	3.49	6.00	37,750	6.00
36,870	0.61	8.00	36,870	8.00
37,000	3.78	5.37	37,000	5.37
40,000	3.97	5.63	20,000	5.63
4,000	4.51	3.40	1,000	3.40

622,165	2.31	4.83	557,790	4.69

Note 5.    Long-term debt and capitalized leases

          Long-term debt and capitalized leases consist of the following:

Sept. 30, 2001
Machinery loans, due in various installments through 2003 bearing interest at 6.5%, collateralized by equipment	$1,103
Notes payable, due in various installments through 2005 bearing interest at prime plus 1.5% (Bank’s prime rate of 6.25% at Sept. 30, 2001), collateralized by equipment	615
Capitalized lease obligations, due in various installments through 2008 bearing interest at rates ranging from 4.63% to 13.39%, collateralized by leased assets	811
Mortgage loan, due in monthly installments through 2008, bearing interest at prime plus 3% and 3.52% (Bank’s prime rate of 4.61% and 4.72% at Sept. 30, 2001), collateralized by building	184

2,713
Less current portion	1,059

$1,654

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

          All intersegment sales are sales from the manufacturing segment to the testing and distribution segments.

Business Segment Information:

	Three Months Ended Sept. 30,	Net Sales	Operating Income (loss)	Assets	Depr. and Amort.	Capital Expenditures
Manufacturing	2001	$1,468	$(642)	$ 5,991	$109	$ 27
	2000	4,921	8	8,620	126	56
Testing Services	2001	2,289	226	16,603	301	169
	2000	2,602	59	16,089	211	1,145
Distribution	2001	1,379	29	354	28
	2000	1,635	(14)	536	16	220
Corporate and unallocated	2001		(31)	218	1	13
	2000		175	103		4
Total Company	2001	$5,136	$(418)	$23,166	$439	$ 209
	2000	9,158	228	25,348	353	1,425

Geographic Area Information:
	Three Months Ended Sept. 30,	United States	Europe	Southeast Asia	Eliminations and Other	Total Company
Net sales to customers	2001	$1,952	572	2,618	(6)	$5,136
	2000	$3,091	1,886	4,351	(170)	$9,158
Operating Income (loss)	2001	$ (419)	(99)	131	(31)	$ (418)
	2000	$ (33)	(106)	192	175	$ 228
Property, plant and equipment—net	2001	$ 823	439	6,246		$7,508
	2000	$ 966	236	4,285		$5,487

ITEM2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (In thousands, except share amounts)

Forward-Looking Statements

          The discussions of the Company’s business and activities set forth in this report and in other past and future reports and announcements by the Company may contain forward-looking statements and assumptions regarding future activities and results of operations of the Company. A forward-looking statement may, in some cases, be identified by use of terminology such as “may,” “will,” “expects,” “plans,” anticipates,” “estimates,” “potential,” “believes,” “can impact,” “continue,” and by other comparable terminology or by the negative of any of the foregoing. In light of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company hereby identifies the following factors which could cause actual results to differ materially from those reflected in any forward-looking statement made by or on behalf of the Company: market acceptance of Company products and services; changing business conditions or technologies in the semiconductor industry, which could affect demand for the Company’s products and services; the impact of competition; problems with technology; product development schedules; delivery schedules; changes in military or commercial testing specifications which could affect the market for the Company’s products and services; difficulties in profitability integrating acquired businesses, if any, into the Company; risks associated with conducting business internationally and especially in Southeast Asia, including currency fluctuations and devaluations, currency restrictions, local laws and restrictions and possible social, political and economic instability; general and economic conditions; and other economic, financial and regulatory factors beyond the Company’s control.

Three Months Ended Sept. 30, 2001 (“2002”) Compared to the Three Months Ended Sept. 30, 2000 (“2001”)

          Net sales decreased by $4,022 or 43.9% from $9,158 in 2001 to $5,136 in 2002, due to the global down turn in the semiconductor industry and world economic conditions. We anticipate that the current fiscal year will continue to have lower sales than fiscal year 2001.

          Geographically, net sales in the United States decreased $1,139 or 36.8% from $3,091 in 2001 to $1,952 in 2002. The decrease was attributable to decreases in burn in board sales, Artic Temperature Controlled Chucks and wet process benches. Net sales for the Southeast Asia operations decreased $1,733 or 39.8% from $4,351 in 2001 to $2,618 in 2002 due mainly to lower manufacturing (down 87%), distribution (down 15.6%) and testing (down 8.6%) volumes. Net sales for Europe decreased $1,314 or 69.7% from $1,886 in 2001 to $572 in 2002 due to a decline in demand for Artic Temperature Controlled Chucks and wet process benches.

          The Manufacturing Segment sales, Company-wide, decreased $3,453 or 70.2% from $4,921 in 2001 to $1,468 in 2002 due to a decrease in demand for the Artic Temperature Controlled Chucks, Wet Process Benches and the COBIS-II Burn-in Board Systems. The Testing Services Segment sales, Company-wide, decreased $313 or 12% from $2,602 in 2001 to $2,289 in 2002 due to the global down turn in the semiconductor industry and world economic conditions. The Distribution Segment, Company-wide, decreased $256 or 15.7% from $1,635 in 2001 to $1,379 in 2002 due to the decrease in demand for test equipment.

          Cost of sales decreased $2,670 or 39.8% from $6,711 in 2001 to $4,041 in 2002. As a percentage of sales, it increased 5.4% from 73.3% in 2001 to 78.7% in 2002. The cost as a percentage of sales increased due to the sharp decline in sales and change in the sales and product mix which varies depending on the mix of sector and geographic sales.

          Operating expenses decreased by $706 or 31.8% from $2,219 in 2001 to $1,513 in 2002. This decrease is consistent with the level of sales and as a percentage of sales increased by 5.1% from 24.2% in 2001 to 29.3% in 2002.

          General and Administrative (“G&A”) expenses decreased by $282 or 19.3% from $1,464 in 2001 to $1,182 in 2002 primarily due to implementation of cost cutting measures which reduced the headcount and related expenses such as payroll and payroll related costs such as bonuses. As a percentage of sales, G&A increased by 7% from 16% in 2001 to 23% in 2002.

          Selling expenses decreased by $422 or 59.8% from $706 in 2001 to $284 in 2002 due to reductions in amounts paid for commissions. As a percentage of sales, selling expenses decreased 2.2% from 7.7% in 2001 to 5.5% in 2002.

          Research and Development expenses decreased by $2 or 4.1% from $49 in 2001 to $47 in 2002. This decrease is primarily due to decreased payroll and payroll related costs and supplies offset by increased travel to Original Equipment Manufacturers.

          The Manufacturing Segment loss from operations increased by $650 from income of $8 in 2001 to a loss of $642 in 2002 due to eroding margins and lower volumes of Artic Temperature Controlled Chucks, Semi-Automatic Wet Process Benches and the COBIS-II Burn-in Board Systems. The Testing Services Segment income from operations increased $167 from $59 in 2001 to $226 in 2002 due to the rapid implementation of cost saving measures. The Distribution Segment income from operations increased by $43 from a loss of $14 in 2001 to income of $29 in 2002 due to a change in sales mix from lower margin equipment to more profitable new technology products.

          Interest expense increased in 2002 by $21 or 70%, from $30 in 2001 to $51 in 2002, due to increases in lines of credit, capitalized leases and financing activity for capital expenditures.

          Other income has increased by $11 or 12.9% from $85 in 2001 to $96 in 2002 primarily due to interest income.

Liquidity and Capital Resources

          Net cash used by operating activities during the period ended September 30, 2001 (“2002”) was $482 compared to $209 provided by operating activities during the period ended September 30, 2000 (“2001”). The negative cash flow from operating activities in 2002 was comprised of a decrease in accounts receivables of $250, an increase in deferred income taxes and income taxes payable of $19 and $17, respectively, $439 of non-cash depreciation and amortization and decrease in other receivables of $1. These amounts were more than offset by negative cash flow comprised of a net loss of $400, a decrease in accounts payable and accrued expenses of $649, $15 in minority interest, and an increase of $60 in prepaid expenses and other current assets and $84 in inventories.

          Net cash provided by investing activities during 2002 was $620 compared to $1,073 used by investing activities in 2001. The decrease in net cash provided by investing activities was a result of (1) capital expenditures of $209 which included enhancement of air conditioning for its HBI Test facilities in Southeast Asia coupled with investment in BIB Test equipment, (2) a decrease in cash deposits of $807, (3) a decrease in other assets of $21 and (4) proceeds from sale of property and equipment of $1.

          Net cash used in financing activities during 2002 was $179 compared to $358 provided by financing activities in 2001. The cash outflow from financing activities include $308 of payments on lines of credit, long term obligations and capitalized leases, which was offset by proceeds of $129 from additional borrowing under lines of credit and long term obligations.

          Cash and cash deposits have historically been the Company’s primary source of liquidity. The Company has a committed line of credit with a bank, aggregating $2,547 and lines of credit with various other banks, totaling $817, which were used to support short-term borrowing and commercial paper comprised of letters of credit, trust receipts, shipping and banker’s guarantees. These lines of credit and their anticipated cyclical increases are sufficient to finance buildups in inventories and other cash requirements.

          Cash deposits and corporate guarantees (the Company guarantees, but subsidiaries are the primary debtor) collateralize the first line of credit with a bank, aggregating $2,547, and contain certain debt covenants including maintaining a minimum net worth. The Company was in compliance with all debt covenants on September 30, 2001. There were no borrowings under these lines at September 30, 2001 and these lines of credit expire between December 2001 (expected to be renewed) and July 2002. Interest rates for these lines are from 6.97% and 9.5%.

          The Company has various other machinery term loans, capitalized lease obligations and notes payable used for financing equipment and leasehold improvements with various banks and lending institutions aggregating $2,529. The equipment and improvements financed collateralizes these loans. Interest rates range from 4.63% to 13.39%. These term loans expire between March 2002 and January 2008 (see Note 5 to the Condensed Consolidated Financial Statements).

          The Company has two credit agreements that provide for mortgage loans totaling $375. Borrowings under the mortgage loans amounted to $116 and $67 as of September 30, 2001. Interest is at the bank’s prime rate (4.72% and 4.61% at September 30, 2001) plus 3.52% on the first loan and 3.0% on the second loan. The loans will expire in July 2007 and May 2008, respectively.

          Approximately $2,756 of cash deposits are held in the Company’s 55% owned Malaysian subsidiary. $2,260 of this cash is denominated in the currency of Malaysia. Of the $2,260, $1,471 is currently available for movement, as the Central Bank of Malaysia has authorized $1,800 for movement and the Company has utilized $329 of this authorization. In addition, approximately $4,098 is available as a dividend (after making deductions for income tax) pursuant to Malaysian regulations in force from July 1, 2000. There is an additional amount of $1,132 that is used as collateral for the Singapore credit facility.

Material Changes in Financial Position

          None

Material Changes in Results of Operations

          Due to the global downturn in the economy, net sales for the Company decreased by 43.9% during the three months ended September 30, 2001 as compared to the corresponding period in the prior year. We also are uncertain if sales will increase in the ensuing quarters of fiscal year 2002. Therefore, we believe that the current fiscal year will have lower sales than fiscal year 2001.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

          Foreign Currency Exchange Rate Risk.    Although the majority of our sales, cost of manufacturing and marketing are transacted in U.S. dollars, significant portions of our revenues are denominated in Singapore, Malaysian and other currencies. Consequently, a portion of our costs, revenues and operating margins may be affected by fluctuations in exchange rates, primarily between the U.S. Dollar and such foreign currencies. We are also affected by fluctuations in exchange rates if there is a mismatch between our foreign currency denominated assets and liabilities. Foreign currency adjustments resulted in an increase of $129 to shareholders’ equity for the three months ended September 30, 2001, a decrease of $358 to shareholders’ equity for the three months ended September 30, 2000 and a decrease of $50 to shareholders’ equity for the three months ended September 30, 1999.

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

          Not applicable

Item 5.    Other Information

          Not applicable

Item 6.    Exhibits and Reports on Form 8-K

          (a)  Exhibits

          None

          (b)  Reports on Form 8-K

          The Registrant filed the following reports on Form 8-K with the Securities and Exchange Commission during the first quarter of fiscal 2002:

          None

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TR	IO-TECH INTERNATIONAL

/s/ VICTOR H.M. TING
By	:
Vic	tor H.M. Ting
Vic	e President and Chief Financial Officer
Da	ted: November 9, 2001

/s/ A. CHARLES WILSON
By	:
A.	Charles Wilson
Ch	airman of the Board of Directors
Da	ted: November 9, 2001