Form 10-Q
period 2001-12-31
TRIO TECH INTERNATIONAL
filed 2002-02-11
CIK 732026

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2001

OR

☐ TRANSITION	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-13914

TRIO-TECH INTERNATIONAL
(Exact name of Registrant as specified in its Charter)

California (State or other jurisdiction of incorporation or organization)	95-2086631 (I.R.S. Employer Identification Number)

14731 Califa Street, Van Nuys, California	91411
(Address of principle executive offices)	(Zip Code)

Registrant’s Telephone Number: 818-787-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed with the Commission by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Number of shares of common stock outstanding as of February 1, 2002 is 2,927,596

TRIO-TECH INTERNATIONAL

INDEX TO CONSOLIDATED FINANCIAL INFORMATION,
OTHER INFORMATION AND SIGNATURE

		Page
Part I.	Financial Information
Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets as of Dec. 31, 2001 and June 30, 2001 (Unaudited)	3
	Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the Three and Six Months Ended Dec. 31, 2001 and Dec. 31, 2000 (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended Dec. 31, 2001 and Dec. 31, 2000 (Unaudited)	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17
Part II.	Other Information	18
Item 1.	Legal Proceedings	18
Item 2.	Changes in Securities and Use of Proceeds	18
Item 3.	Defaults upon Senior Securities	18
Item 4.	Submission of Matters to a Vote of Security Holders	18
Item 5.	Other Information	18
Item 6.	Exhibits and Reports on Form 8-K	18
Signatures		19

TRIO–TECH INTERNATIONAL AND SUBSIDIARIES

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED, IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Dec. 31, 2001	June 30, 2001(a)
ASSETS
CURRENT ASSETS:
Cash	$1,387	$1,149
Cash deposits	6,472	7,693
Trade accounts receivable, less allowance for doubtful accounts of $145 at Dec. 31, 2001 and $174 at June 30, 2001	3,875	4,432
Other receivables	146	162
Inventories	1,808	1,918
Prepaid expenses and other current assets	225	147

Total current assets	13,913	15,501
PROPERTY, PLANT AND EQUIPMENT, Net	6,900	7,534
OTHER ASSETS, Net	736	1,115

TOTAL ASSETS	$21,549	$24,150

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Lines of credit	$374	$—
Accounts payable	2,018	2,646
Accrued expenses	2,961	3,689
Income taxes payable	111	168
Current portion of long-term debt and capitalized leases	1,091	1,096

Total current liabilities	6,555	7,599

LONG-TERM DEBT AND CAPITALIZED LEASES, net of current portion	1,469	1,745

DEFERRED INCOME TAXES	640	649

MINORITY INTEREST	2,489	2,548

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock; no par value, authorized, 15,000,000 shares; issued and outstanding 2,927,596 shares at Dec. 31, 2001 and June 30, 2001, respectively	9,423	9,423
Retained earnings	1,696	2,889
Accumulated other comprehensive loss	(723)	(703)

Total shareholders’ equity	10,396	11,609

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$21,549	$24,150

(a)	Derived from audited consolidated financial statements included in the Form 10K for the fiscal year ended June 30, 2001

See notes to condensed consolidated financial statements.

TRIO–TECH INTERNATIONAL AND SUBSIDIARIES

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS) INCOME
(UNAUDITED IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Six Months Ended		Three Months Ended
	Dec. 31, 2001	Dec. 31, 2000	Dec. 31, 2001	Dec. 31, 2000
NET SALES	$9,948	$21,193	$4,812	$12,035
COST OF SALES	7,759	15,512	3,717	8,801

GROSS PROFIT	2,189	5,681	1,095	3,234
OPERATING EXPENSES:
General and administrative	2,242	3,178	1,059	1,714
Selling	598	1,339	314	633
Research and development	166	105	119	56
Impairment loss (Note 1)	542		542

Total	3,548	4,622	2,034	2,403

(LOSS) INCOME FROM OPERATIONS	(1,359)	1,059	(939)	831
OTHER INCOME (EXPENSE)
Interest expense	(104)	(186)	(53)	(156)
Other income	285	312	188	227

Total	181	126	135	71

(LOSS) INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	(1,178)	1,185	(804)	902
INCOME TAXES	(68)	(279)	(26)	(211)

(LOSS) INCOME BEFORE MINORITY INTEREST	(1,246)	906	(830)	691
MINORITY INTEREST	53	(84)	38	(53)

NET (LOSS) INCOME	(1,193)	822	(792)	638

OTHER COMPREHENSIVE LOSS:
Foreign currency translation adjustment	(20)	(214)	(149)	(62)

COMPREHENSIVE (LOSS) INCOME	$(1,213)	$608	$(941)	$576

(LOSS) EARNINGS PER SHARE:
Basic	$(0.41)	$0.29	$(0.27)	$0.22

Diluted	$(0.41)	$0.28	$(0.27)	$0.22

WEIGHTED AVERAGE NUMBER OF COMMON AND POTENTIAL COMMON SHARES OUTSTANDING
Basic	2,928	2,859	2,928	2,874
Diluted	2,928	2,957	2,928	2,879

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED, IN THOUSANDS)

	Six Months Ended
	Dec. 31, 2001	Dec. 31, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,193)	$822
Adjustments to reconcile net (loss) income tonet cash (used in) provided by operating activities:
Depreciation and amortization	871	733
Impairment loss	542	—
Loss on sale of property and equipment	3	—
Deferred income taxes	(9)	(2)
Minority interest, net	(59)	(15)
Changes in operating assets and liabilities:
Accounts receivable, net	557	(1,847)
Other receivables	16	(144)
Inventories	110	35
Prepaid expenses and other current assets	(78)	26
Accounts payable and accrued expenses	(1,356)	1,190
Income taxes payable	(57)	488

Net cash (used in) provided by operating activities	(653)	1,286

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash deposits	1,221	(477)
Capital expenditures	(22)	(2,437)
Other assets	(103)	(25)
Proceeds from sale of property and equipment	22	32

Net cash provided by (used in) investing activities	1,118	(2,907)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on lines of credit	(174)	(241)
Borrowings under lines of credit	550	72
Principal payments of debt and capitalized leases	(579)	(166)
Proceeds from long-term debt	—	1,768
Issuance of common stock	—	328

Net cash (used in) provided by financing activities	(203)	1,761

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(24)	(142)
NET INCREASE (DECREASE) IN CASH	238	(2)
CASH, BEGINNING OF PERIOD	1,149	1,956

CASH, END OF PERIOD	$1,387	$1,954

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$94	$61

Income taxes	$125	$38

Continued

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED, IN THOUSANDS)

NON-CASH INVESTING AND FINANCING ACTIVITIES

During the six months ended December 31, 2001, the Company financed acquisitions of equipment amounting to $36 and $278 under notes payable and capital lease arrangements, respectively.

Concluded

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

NOTE 1.    Basis of Presentation

The interim condensed consolidated financial statements as of Dec. 31, 2001 and for the three and six-months ended Dec. 31, 2001 and Dec. 31, 2000, respectively, are unaudited. In management’s opinion, the unaudited consolidated financial statements reflect all adjustments necessary, consisting of normal recurring accruals, for a fair statement of the results for the interim periods presented.

The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report for the fiscal year ended June 30, 2001.

The consolidated results of operations for the three and six-months periods ended Dec. 31, 2001 are not necessarily indicative of the results expected for a full year.

Recently issued Accounting Pronouncements—In July 2001, the Financial Standards Board issued Statement of Financial Accounting Standards (“SFAS”), No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 replaces Accounting Principles Board Opinion No.16, “Business Combination”, and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS No.142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS No. 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. Upon adoption of SFAS No. 142, amortization of goodwill recorded for business combinations comsummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS No. 141 will be reclassified to goodwill. Companies are required to adopt SFAS No. 142 for fiscal years beginning after December 15, 2001. In connection with the adoption of SFAS No. 142, companies will be required to perform a transitional goodwill impairment assessment. The Company has not yet determined the effects, if any, that SFAS No. 142 will have on its consolidated financial position and results of operations.

SFAS No. 144, “Impairment or Disposal of Long-Lived Assets,” will become effective for the Company on July 1, 2002. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and provides guidance on implementation issues related to SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and addresses the accounting for a segment of a business accounted for as a discontinued operation. The Company is currently assessing the impact of the adoption of this statement on its financial position and results of operations.

Write-Down of Long-Lived Assets

The Company periodically assesses the impairment of long-lived assets, including identifiable intangibles in accordance with the provisions of SFAS No. 121, “Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to be Disposed Of.” The Company also periodically assesses the impairment of enterprise level goodwill in accordance with the provisions of APB Opinion No. 17, “Intangible Assets”. As part of its review of its second quarter financial results, the Company performed an impairment assessment of goodwill, other identifiable intangible assets and fixed assets in connection with all of its acquisitions. The impairment assessment was performed to determine whether any impairment existed. The impairment indicators included, but were not limited to, the decline in the Company’s stock price, the net book value of assets, and the overall decline in industry growth rates which have negatively impacted the Company’s revenues and forecasted revenue growth rates. Also, current economic indicators suggest that these lower growth rates may continue for an indefinite period. As a result, the Company recorded a $542 impairment charge to reduce goodwill by $393, other intangible assets by $80 and fixed assets by $69 associated with all of the Company’s acquisitions to reflect their current estimated fair market value. Fair market value was determined based on the estimated fair value of the equipment and the remaining intangible assets. Prior to the impairment charge, the goodwill and intangible assets related to the acquisition of Universal Systems consisted of 14.4% of the Company’s total goodwill, intangible assets and fixed asset balance and the impairment of the goodwill, intangible assets and fixed assets related to the acquisition of Universal Systems consisted of 100% of the $542 impairment charge, which is included as part of the manufacturing segment. The estimates and assumptions used under our assessment may change in the short term resulting in the need to further write-down other long-lived assets.

Although the Company has no present intention of discontinuing operations at Universal Systems, it is monitoring this situation closely and may in the future determine to discontinue such operations. A decision by the Company to discontinue such operations could result in additional write-downs, the amount of which, while presently undeterminable, could be up to an additional $1,000.

NOTE 2.    Inventories

The composition of inventories is as follows:

	Dec. 31, 2001	June 30, 2001
Raw materials	$1,012	$1,180
Work in progress	240	311
Finished goods	556	427

	$1,808	$1,918

NOTE 3.    Stock Options

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its three Stock Option Plans. Accordingly, no compensation expense has been recognized. Had compensation cost for the Company’s three plans been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, the Company’s net (loss) income and (loss) earnings per share would have been reduced to the pro forma amounts indicated below:

	Six Months Ended
	Dec. 31, 2001	Dec. 31, 2000
Net (Loss) Income:
As Reported	$(1,193)	$822
Pro forma	$(1,428)	$705
Basic (Loss) Earnings per Share:
As Reported	$(0.41)	$0.29
Pro forma	$(0.49)	$0.25

The preceding calculation uses the Black Scholes option-pricing model with the assumptions listed below:

	Six Months Ended
	Dec. 31, 2001	Dec. 31, 2000
Volatility	63.11%	60.55%
Risk free interest rate	4.38%	4.98%
Expected life (years)	2.84	2.81

NOTE 4.    Earnings per Share (EPS)

The following table is a reconciliation of the weighted average shares used in the computation of the basic and diluted EPS for the periods presented herein:

	Six Months Ended		Three Months Ended
	Dec. 31, 2001	Dec. 31, 2000	Dec. 31, 2001	Dec.31, 2000
Net (loss) income used to compute basic and diluted (loss) earnings per share	$(1,193)	$822	$(792)	$638

Weighted average number of common shares outstanding—basic	2,928	2,859	2,928	2,874
Dilutive effect of stock options and warrants	—	98	—	5

Number of shares used to compute earnings per share—diluted	2,928	2,957	2,928	2,879

The following options and warrants were outstanding during and as of the six months ended December 31, 2001 but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares and therefore were anti-dilutive:

December 31, 2001
Options and Warrants Outstanding				Options and Warrants Exercisable
Grant Price Range	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Exercise Price
$3.00–$3.59	125,000	4.70	3.2064	35,000	3.2057
$3.60–$4.19	67,000	1.21	3.6806	67,000	3.6806
$4.20–$4.79	14,500	1.44	4.3400	14,500	4.3400
$4.80–$5.39	157,000	1.40	5.0523	157,000	5.0523
$5.40–$6.00	111,500	3.31	5.8823	55,750	5.8823
$6.01–$8.00	46,785	0.46	8.0000	46,785	8.0000

	521,785	2.84	4.5924	376,035	4.7095

NOTE 5.    Long-term debt and capitalized leases

Long-term debt and capitalized leases consist of the following:

Dec. 31, 2001
Machinery loans, due in various installments through 2003 bearing interest at 6.5%, collateralized by equipment	$920
Notes payable, due in various installments through 2005 bearing interest at prime plus 1.5% (Bank’s prime rate of 5.75% at Dec. 31, 2001), collateralized by equipment	546
Capitalized lease obligations, due in various installments through 2008 bearing interest at rates ranging from 4.50 %to 13%, collateralized by leased assets	922
Mortgage loan, due in monthly installments through 2008, bearing interest at prime plus 3% and 3.5% (Bank’s prime rate of 3.81% and 4.49% at Dec. 31, 2001), collateralized by building	172

2,560
Less current portion	1,091

Long-term debt and capitalized leases	$1,469

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

All intersegment sales are sales from the manufacturing segment to the testing and distribution segments.

Business Segment Information:

	Six Months Ended		Three Months Ended
	Dec. 31, 2001	Dec. 31, 2000	Dec. 31, 2001	Dec. 31, 2000
NET SALES
Manufacturing	$2,778	$11,800	$1,310	$6,879
Testing Services	4,503	5,822	2,214	3,220
Distribution	2,667	3,571	1,288	1,936
Corporate and unallocated	—	—	—	—

Total Company	9,948	21,193	4,812	12,035

OPERATING INCOME (LOSS)
Manufacturing	(1,651)	411	(1,008)	403
Testing Services	385	510	159	451
Distribution	(6)	(17)	(34)	(3)
Corporate and unallocated	(87)	155	(56)	(20)

Total Company	(1,359)	1,059	(939)	831

ASSETS
Manufacturing	5,242	8,309	5,242	8,309
Testing Services	15,806	17,725	15,806	17,725
Distribution	374	516	374	516
Corporate and unallocated	127	192	127	192

Total Company	21,549	26,742	21,549	26,742

DEPRECIATION AND AMORTIZATION
Manufacturing	213	229	118	120
Testing Services	602	467	301	256
Distribution	54	36	26	20
Corporate and unallocated	2	1	1	—

Total Company	871	733	446	396

CAPITAL EXPENDITURES
Manufacturing	105	60	79	4
Testing Services	217	2,088	49	943
Distribution	1	285	1	65
Corporate and unallocated	13	4	—	—

Total Company	$336	$2,437	$129	$1,012

Geographic Area Information:

	Six Months Ended		Three Months Ended
	Dec. 31, 2001	Dec. 31, 2000	Dec. 31, 2001	Dec. 31, 2000
NET SALES
United States	$3,860	$6,037	$1,909	$2,947
Southeast Asia	5,158	11,487	2,540	7,135
Europe	962	4,067	389	2,181
Eliminations and Other	(32)	(398)	(26)	(228)

Total Company	9,948	21,193	4,812	12,035

OPERATING INCOME (LOSS)
United States	(1,222)	72	(803)	105
Southeast Asia	155	905	24	713
Europe	(203)	(73)	(104)	33
Eliminations and Other	(89)	155	(56)	(20)

Total Company	(1,359)	1,059	(939)	831

PROPERTY, PLANT AND EQUIPMENT, Net
United States	733	$884	$733	$884
Southeast Asia	5,797	4,840	5,797	4,840
Europe	410	405	410	405
Eliminations and Other	(40)	—	(40)	—

Total Company	$6,900	$6,129	$6,900	$6,129

ITEM	2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Forward-Looking Statements

The discussions of the Company’s business and activities set forth in this report and in other past and future reports and announcements by the Company may contain forward-looking statements and assumptions regarding future activities and results of operations of the Company. A forward-looking statement may, in some cases, be identified by use of terminology such as “may”, “will”, “expects”, “plans”, “anticipates”, “estimates”, “potential”, “believes”, “can impact”, “continue” and by other comparable terminology or by the negative of any of the foregoing. In light of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company hereby identifies the following factors which could cause actual results to differ materially from those reflected in any forward-looking statement made by or on behalf of the Company: market acceptance of Company products and services; changing business conditions or technologies in the semiconductor industry, which could affect demand for the Company’s products and services; the impact of competition; problems with technology; product development schedules; delivery schedules; changes in military or commercial testing specifications which could affect the market for the Company’s products and services; difficulties in profitability integrating acquired businesses, if any, into the Company; risks associated with conducting business internationally and especially in Southeast Asia, including currency fluctuations and devaluations, currency restrictions, local laws and restrictions and possible social, political and economic instability; general and economic conditions; and other economic, financial and regulatory factors beyond the Company’s control.

Overview

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

We currently operate five test facilities, one in the United States, one in Europe and three in Southeast Asia. These provide customers a comprehensive range of testing services, such as burn-in and product life testing, for finished or packaged components. During 2000 and 2001, we closed two test facilities due to uncertainties in the Semiconductor industry.

Our business in Southeast Asia has an active distribution operation. This provides marketing and support to distribute our own manufactured equipment in addition to distributing complimentary products from other manufacturers that are used by the Company’s customers and other semiconductor and electronics manufacturers.

Recent events

Corporate Headquarters change of location

In January of 2002, the Company and its Trio-Tech Systems division moved to a new location. Our new address is 14731 Califa Street, Van Nuys, California 91411 and new telephone number is (818) 787-7000.

Write-Down of Long-Lived Assets

The Company periodically assesses the impairment of long-lived assets, including identifiable intangibles in accordance with the provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of.” The Company also periodically assesses the impairment of enterprise level goodwill in accordance with the provisions of APB Opinion No. 17, “Intangible Assets”. As part of its review of its second quarter financial results, the Company performed an impairment assessment of goodwill, other identifiable intangible assets and fixed assets in connection with all of its acquisitions. The impairment assessment was performed to determine whether any impairment existed. The impairment indicators included, but were not limited to, the decline in the Company’s stock price, the net book value of assets, and the overall decline in industry growth rates which have negatively impacted the Company’s revenues and forecasted revenue growth rates. Also, current economic indicators suggest that these lower growth rates may continue for an indefinite period. As a result, the Company recorded a $542 impairment charge to reduce goodwill by $393, other intangible assets by $80 and fixed assets by $69 associated with all of the Company’s acquisitions to reflect their current estimated fair market value. Fair market value was determined based on the estimated fair value of the equipment and the remaining intangible assets. Prior to the impairment charge, the goodwill and intangible assets related to the acquisition of Universal Systems consisted of 14.4% of the Company’s total goodwill, intangible assets and fixed asset balance and the impairment of the goodwill, intangible assets and fixed assets related to the acquisition of Universal Systems consisted of 100% of the $542 impairment charge, which is included as part of the manufacturing segment. The estimates and assumptions used under our assessment may change in the short term resulting in the need to further write-down other long-lived assets.

Although the Company has no present intention of discontinuing operations at Universal Systems, it is monitoring this situation closely and may in the future determine to discontinue such operations. A decision by the Company to discontinue such operations could result in additional write-downs, the amount of which, while presently undeterminable, could be up to an additional $1,000.

Results of Operations

Three Months Ended Dec. 31, 2001 (“2002”) Compared to the Three Months Ended Dec. 31, 2000 (“2001”)

Sales

Net sales decreased by $7,223 or 60% from $12,035 in 2001 to $4,812 in 2002, due to the global turn down in the semiconductor industry and world economic conditions. We anticipate that the current fiscal year will continue to have lower sales than fiscal year 2001.

Geographically, net sales into the United States decreased $1,038 or 35.2% from $2,947 in 2001 to $1,909 in 2002. The decrease was attributable to decreases in burn-in board sales, Artic Temperature Controlled Chucks and wet process benches. Net sales into Southeast Asia decreased $4,595 or 64.4% from $7,135 in 2001 to $2,540 in 2002 due mainly to lower manufacturing, distribution and testing volumes. Net sales into Europe decreased $1,792 or 82.2% from $2,181 in 2001 to $389 in 2002 due to a decline in demand for testing services, movement of several large customers to Southeast Asia and a decline in demand for Artic Temperature Controlled Chucks and wet process benches.

The Manufacturing Segment sales, Company-wide, decreased $5,569 or 81% from $6,879 in 2001 to $1,310 in 2002 due to a decrease in demand for and a shift to conservative capital spending by OEM’s for the Artic Temperature Controlled Chucks, Wet Process Benches and the COBIS-II Burn-in Board Systems. The Testing Services Segment sales, Company-wide, decreased $1,006 or 31.2% from $3,220 in 2001 to $2,214 in 2002 due to the global down turn in the semiconductor industry and world economic conditions. The Distribution Segment, Company-wide, decreased $648 or 33.5% from $1,936 in 2001 to $1,288 in 2002 due to a decrease in demand for and a shift to conservative capital spending for test equipment by many of our customers.

Cost of Sales

Cost of sales decreased $5,084 or 57.8% from $8,801 in 2001 to $3,717 in 2002. Despite reducing headcount and hours worked per week, as a percentage of sales, it increased 4.1% from 73.1% in 2001 to 77.2% in 2002. The increase in cost of sales, as a percentage of sales was due in part to the fact that certain costs remain fixed. Such increase was also due to the decline in sales and change in the sales and product mix, which varies depending on the mix of sector and geographic sales.

Operating Expenses

Operating expenses decreased by $369 or 15.4% from $2,403 in 2001 to $2,034 in 2002. Operating expenses included the one-time impairment charge to reduce goodwill, intangible assets and fixed assets for the Company’s past acquisitions to reflect their current estimated fair market value. The remaining portion of the decrease is consistent with the level of sales as a percentage of sales operating expenses increased due to the fact that certain costs remain fixed despite the sudden drop in sales volume.

The Manufacturing Segment income from operations decreased from income of $403 in 2001 to a loss of $1,008 in 2002 due to eroding margins from the decrease in volumes of the Artic Temperature Controlled Chucks, Semi-Automatic Wet Process Benches and the COBIS-II Burn-in Board Systems. The Manufacturing Segment included the one time impairment charge of $542 to reduce goodwill, intangible assets and fixed assets for the Company’s past acquisitions to reflect their current estimated fair market value. The Testing Services Segment income from operations decreased by $292 from $451 in 2001 to $159 in 2002 due to the sudden drop in volume despite rapid implementation of cost saving measures. The Distribution Segment loss from operations increased by $31 from $3 in 2001 to $34 in 2002 due to a change in sales and product mix. Corporate operating loss has increased by $36 from $20 in 2001 to $56 in 2002 due to the amount of overhead being charged on lower sales volume.

General and Administrative

General and Administrative (“G&A”) expenses decreased by $655 or 38.2% from $1,714 in 2001 to $1,059 in 2002 primarily due to implementation of cost cutting measures which reduced the headcount and related expenses such as payroll and payroll- related costs such as bonuses. As a percentage of sales, G&A increased by 7.8% from 14.2% in 2001 to 22% in 2002.

Selling Expenses

Selling expenses decreased by $319 or 50.4% from $633 in 2001 to $314 in 2002 due to reductions in amounts paid for commissions. As a percentage of sales, selling expenses increased 1.2% from 5.3% in 2001 to 6.5% in 2002.

Research and Development

Research and Development increased by $63 or 112.5% from $56 in 2001 to $119 in 2002. This increase is primarily due to the management reclassification of costs relating to Automated Wet Benches offset with decreased payroll and payroll-related costs.

Interest Expense

Interest expense decreased in 2002 by $103 or 66%, from $156 in 2001 to $53 in 2002, due to reclassifications of other income in 2001 offset with increases in lines of credit, capitalized leases and financing activity for capital expenditures.

Other Income

Other income has decreased by $39 or 17.2% from $227 in 2001 to $188 in 2002 due to a lower interest rate on fixed deposits, offset with the reversal of provision for a reduction in marketable securities.

Six Months Ended Dec. 31, 2001 (“2002”) Compared to the Six Months Ended Dec. 31, 2000 (“2001”)

Sales

Net sales decreased by $11,245 or 53.1% from $21,193 in 2001 to $9,948 in 2002, due to the global turn down in the semiconductor industry and world economic conditions. We anticipate that the current fiscal year will continue to have lower sales than fiscal year 2001.

Geographically, net sales into the United States decreased $2,177 or 36.1% from $6,037 in 2001 to $3,860 in 2002. The decrease was attributable to decreases in burn-in board sales, Artic Temperature Controlled Chucks and wet process benches. Net sales into Southeast Asia decreased $6,329 or 55.1% from $11,487 in 2001 to $5,158 in 2002 due mainly to lower manufacturing, distribution and testing volumes. Net sales into Europe decreased $3,105 or 76.3% from $4,067 in 2001 to $962 in 2002 due to a decline in demand for testing services, movement of several large customers to Southeast Asia and a decline in demand for Artic Temperature Controlled Chucks and wet process benches.

The Manufacturing Segment sales, Company-wide, decreased $9,022 or 76.5% from $11,800 in 2001 to $2,778 in 2002 due to a decrease in demand for and a shift to conservative capital spending by OEM’s for the Artic Temperature Controlled Chucks, Wet Process Benches and the COBIS-II Burn-in Board Systems. The Testing Services Segment sales, Company-wide, decreased $1,319 or 22.7% from $5,822 in 2001 to $4,503 in 2002 due to the global down turn in the semiconductor industry and world economic conditions. The Distribution Segment, Company-wide, decreased $904 or 25.3% from $3,571 in 2001 to $2,667 in 2002 due to a decrease in demand for and a shift to conservative capital spending for test equipment by many of our customers.

Cost of Sales

Cost of sales decreased $7,753 or 50% from $15,512 in 2001 to $7,759 in 2002. Despite reducing headcount and hours worked per week, as a percentage of sales, it increased 4.8% from 73.2% in 2001 to 78% in 2002. The increase in cost of sales, as a percentage of sales was due in part to the fact that certain costs remain fixed. Such increase was also due to the decline in sales and change in the sales and product mix, which varies depending on the mix of sector and geographic sales.

Operating Expenses

Operating expenses decreased by $1,074 or 23.2% from $4,622 in 2001 to $3,548 in 2002. Operating expenses included the one-time impairment charge of $542 to reduce goodwill, intangible assets and fixed assets for the Company’s past acquisitions to reflect their current estimated fair market value. The remaining portion of the decrease is consistent with the level of sales as a percentage of sales operating expenses increased due to the fact that certain costs remain fixed despite the drop in sales volume.

The Manufacturing Segment income from operations decreased from income of $411 in 2001 to a loss of $1,651 in 2002 due to eroding margins from the decrease in volumes of the Artic Temperature Controlled Chucks, Semi-Automatic Wet Process Benches and the COBIS-II Burn-in Board Systems. The Manufacturing Segment included the one-time impairment charge of $542 to reduce goodwill, intangible assets and fixed assets for the Company’s past acquisitions to reflect their current estimated fair market value. The Testing Services Segment income from operations decreased by $125 from $510 in 2001 to $385 in 2002 due to the drop in volume despite rapid implementation of cost saving measures. The Distribution Segment loss from operations decreased by $11 from $17 in 2001 to $6 in 2002 due to a change in sales and product mix. Corporate operating loss has increased by $242 from operating income of $155 in 2001 to a operating loss of $87 in 2002 due to the amount of overhead being charged on lower sales volume.

General and Administrative

General and Administrative (“G&A”) expenses decreased by $936 or 29.5% from $3,178 in 2001 to $2,242 in 2002 primarily due to implementation of cost cutting measures which reduced the headcount and related expenses such as payroll and payroll-related costs such as bonuses. As a percentage of sales, G&A increased by 7.5% from 15% in 2001 to 22.5% in 2002.

Selling Expenses

Selling expenses decreased by $741 or 55.3% from $1,339 in 2001 to $598 in 2002 due to reductions in amounts paid for commissions. As a percentage of sales, selling expenses decreased .31% from 6.32% in 2001 to 6.01% in 2002.

Research and Development

Research and Development increased by $61 or 58.1% from $105 in 2001 to $166 in 2002. This increase is primarily due to the management reclassification of costs relating to Automated Wet Benches offset with decreased payroll and payroll-related costs.

Interest Expense

Interest expense decreased in 2002 by $82 or 44.1%, from $186 in 2001 to $104 in 2002, due to reclassifications of other income in 2001 offset with increases in lines of credit, capitalized leases and financing activity for capital expenditures.

Other Income

Other income has decreased by $27 or 8.7% from $312 in 2001 to $285 in 2002 due to lower interest rate in fixed deposits offset with the reversal of provision for a reduction in marketable securities.

Liquidity and Capital Resources

Net cash used in operating activities during 2002 was $653 compared to $1,286 provided by operating activities during 2001. The negative cash flow from operating activities in 2002 was comprised of a decrease in accounts receivables of $557, a loss on the sale of property and equipment of $3, non-cash depreciation and amortization and impairment of long-lived assets of $871 and of $542, respectively. Inventories and other receivables decreased $110 and $16, respectively. These amounts were more than offset by negative cash flow comprised of a net loss of $1,193, a decrease in accounts payable and accrued expenses of $1,356, a decrease in deferred income taxes and income taxes payable of $9 and $57, respectively, an increase of $59 in minority interest and $78 in prepaid expenses and other current assets.

Net cash provided by investing activities during 2002 was $1,118 compared to $2,907 used in investing activities in the 2001 year. The net cash provided by investing activities was a result of (1) capital expenditures of $22 which included enhancement of electrical facilities for the HBI Test facilities in Southeast Asia coupled with investment in BIB Test equipment, RVSI Laser Scanners, Systemation Tape and Reel and further development of the Application Laboratory in Universal Systems (2002 the Company financed acquisitions of equipment amounting to $36 and $278 under notes payable and capital lease arrangements, respectively.), (2) a decrease in cash deposits of $1,221, (3) an increase in other assets of $103 mainly relating to the Patent for the Artic Temperature Controlled Chuck and (4) proceeds from sale of property and equipment of $22.

Net cash used in financing activities during 2002 was $203 compared to $1,761 provided by financing activities in 2001. The cash outflow from financing activities include $753 of payments on lines of credit, long term obligations and capitalized leases, which was offset by proceeds of $550 from additional borrowing under lines of credit.

Cash and cash deposits have historically been the Company’s primary source of liquidity. The Company has committed lines of credit with the banks, aggregating $7,342, inclusive of accounts receivables financing and lines of credit with various other banks, totaling $585, which were used to support short-term borrowing and commercial paper comprised of letters of credit, trust receipts, shipping and banker’s guarantees. These lines of credit and their anticipated cyclical increases are sufficient to finance buildups in inventories and other cash requirements.

Cash deposits and corporate guarantees (the Company guarantees, but subsidiaries are the primary debtor) collateralize the first line of credit with a bank, aggregating $2,432, and contain certain debt covenants including maintaining a minimum net worth. The Company was in compliance with all debt covenants on December 31, 2001. There were no borrowings under this line at December 31, 2001 and this line of credit expires July 2002. Interest rates for this line is from between 9.5%.

The line of $4,324, mainly for accounts receivable financing, contains the debt covenant to maintain a minimum net worth, with which the Company was in compliance on December 31, 2001. The interest rate is at the bank’s prime rate (5.25% at December 31, 2001) plus 1%.

The Company has various other machinery term loans, capitalized lease obligations and notes payable used for financing equipment and leasehold improvements with various banks and lending institutions aggregating $2,388. The equipment and improvements financed collateralizes these loans. Interest rates range from 4.5% to 13%. These term loans expire between March 2002 and January 2008 (see Note 5 to the Condensed Consolidated Financial Statements).

The Company has two credit agreements that provide for mortgage loans totaling $364. Borrowings under the mortgage loans amounted to $109 and $63 as of December 31, 2001. Interest is at the bank’s prime rate (4.49% and 3.81% at December 31, 2001) plus 3.5% on the first loan and 3% on the second loan. The loans will expire in July 2007 and May 2008, respectively (see Note 5 to the Condensed Consolidated Financial Statements).

Approximately $1,027 of cash deposits are held in the Company’s 55% owned Malaysian subsidiary. $523 of this cash is denominated in the currency of Malaysia. Of the $523, $216 is currently available for movement as authorized by the Central Bank of Malaysia. There are additional amounts available as dividends (after making deductions for income tax) pursuant to Malaysian regulations in force from July 1, 2000.

Material Changes in Financial Position

See heading Write-Down of Long-Lived Assets under Recent Events for discussion of Material Changes in Financial Position.

Material Changes in Results of Operations

Due to the global downturn in the economy, net sales for the Company decreased by 60% during the three months ended December 31, 2001 as compared to the corresponding period in the prior year.

Although the Company has no present intention of discontinuing operations at Universal Systems, it is monitoring this situation closely and may in the future determine to discontinue such operations. A decision by the Company to discontinue such operations could result in additional write-downs, the amount of which, while presently undeterminable, could be up to an additional $1,000.

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

Foreign Currency Exchange Rate Risk.    Although the majority of our sales, cost of manufacturing and marketing are transacted in U.S. dollars, significant portions of our revenues are denominated in Singapore, Malaysian and other currencies. Consequently, a portion of our costs, revenues and operating margins may be affected by fluctuations in exchange rates, primarily between the U.S. Dollar and such foreign currencies. We are also affected by fluctuations in exchange rates if there is a mismatch between our foreign currency denominated assets and liabilities. Foreign currency adjustments resulted in a decrease of $20 to shareholders’ equity for the six months ended December 31, 2001, a decrease of $214 to shareholders’ equity for the six months ended December 31, 2000 and an increase of $46 to shareholders’ equity for six months ended December 31, 1999.

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

Not applicable

Item 5.     Other Information

Not applicable

Item 6.     Exhibits and reports on Form 8-K

(a)  Exhibits

None

(b)  Reports on Form 8-K

The Registrant filed the following reports on Form 8-K with the Securities and Exchange Commission during the second quarter of fiscal 2002:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIO-TECH INTERNATIONAL

By:	/s/ VICTOR H.M. TING

Victor H.M. Ting Vice President and Chief Financial Officer Dated: February 8, 2002

By:	/s/ A. CHARLES WILSON
A. Charles Wilson Chairman of the Board of Directors Dated: February 8, 2002