Form 10-Q
period 2002-03-31
TRIO TECH INTERNATIONAL
filed 2002-05-13
CIK 732026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-13914

TRIO-TECH INTERNATIONAL
(Exact name of Registrant as specified in its Charter)

California (State or other jurisdiction of incorporation or organization)	95-2086631 (I.R.S. Employer Identification Number)

14731 Califa Street Van Nuys, California (Address of principle executive offices)	91411 (Zip Code)

Registrant’s Telephone Number:    818-787-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed with the Commission by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Number of shares of common stock outstanding as of May 1, 2002 is 2,927,596

TRIO-TECH INTERNATIONAL
INDEX TO CONSOLIDATED FINANCIAL INFORMATION, OTHER INFORMATION AND SIGNATURE

TRIO–TECH INTERNATIONAL AND SUBSIDIARIES
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Mar. 31, 2002	June 30, 2001 (a)
ASSETS
CURRENT ASSETS:
Cash	$761	$1,149
Cash deposits	6,180	7,693
Short term investments	569	418
Trade accounts receivable, less allowance for doubtful accounts of $165 at Mar.31, 2002 and $174 at June 30, 2001	4,086	4,432
Other receivables	285	162
Inventories	1,911	1,918
Prepaid expenses and other current assets	214	147

Total current assets	14,006	15,919
PROPERTY, PLANT AND EQUIPMENT, Net	6,590	7,534
OTHER ASSETS, Net	182	697

TOTAL ASSETS	$20,778	$24,150

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Lines of credit	$836	$—
Accounts payable	1,835	2,646
Accrued expenses	2,464	3,689
Income taxes payable	111	168
Current portion of long-term debt and capitalized leases	1,043	1,096

Total current liabilities	6,289	7,599

LONG-TERM DEBT AND CAPITALIZED LEASES, net of current portion	1,247	1,745

DEFERRED INCOME TAXES	642	649

MINORITY INTEREST	2,485	2,548

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock; no par value, authorized, 15,000,000 shares; issued and outstanding 2,927,596 shares at Mar. 31, 2002 and June. 30, 2001 respectively	9,423	9,423
Retained earnings	1,385	2,889
Accumulated other comprehensive loss	(693)	(703)

Total shareholders’ equity	10,115	11,609

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$20,778	$24,150

(a)	Derived from audited consolidated financial statements included in the Form 10K for the fiscal year ended June 30, 2001

See notes to condensed consolidated financial statements.

TRIO–TECH INTERNATIONAL AND SUBSIDIARIES
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME (UNAUDITED IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Nine Months Ended		Three Months Ended
	Mar. 31, 2002	Mar. 31, 2001	Mar. 31, 2002	Mar. 31, 2001
NET SALES	$14,605	$29,070	$4,657	$7,877
COST OF SALES	11,361	21,671	3,603	6,159

GROSS PROFIT	3,244	7,399	1,054	1,718
OPERATING EXPENSES:
General and administrative	3,250	4,545	1,009	1,367
Selling	906	1,584	308	245
Research and development	259	167	93	62
Impairment loss(Note 1)	542	—	—	—

Total	4,957	6,296	1,410	1,674

(LOSS) INCOME FROM OPERATIONS	(1,713)	1,103	(356)	44
OTHER INCOME (EXPENSE)
Interest expense	(159)	(253)	(55)	(67)
Other income	379	415	95	103

Total	220	162	40	36

(LOSS) INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	(1,493)	1,265	(316)	80
INCOME TAXES	(68)	(244)	—	35

(LOSS) INCOME BEFORE MINORITY INTEREST	(1,561)	1,021	(316)	115
MINORITY INTEREST	57	(86)	4	(2)

NET (LOSS) INCOME	(1,504)	935	(312)	113

OTHER COMPREHENSIVE (LOSS) INCOME:
Foreign currency translation adjustment	10	(364)	30	(150)

COMPREHENSIVE (LOSS) INCOME	$(1,494)	$571	$(282)	$(37)

(LOSS) EARNINGS PER SHARE:
Basic	$(0.51)	$0.32	$(0.11)	$0.04

Diluted	$(0.51)	$0.32	$(0.11)	$0.04

WEIGHTED AVERAGE NUMBER OF COMMON AND POTENTIAL COMMON SHARES OUTSTANDING
Basic	2,928	2,886	2,928	2,922
Diluted	2,928	2,952	2,928	2,928

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED, IN THOUSANDS)

	Nine Months Ended
	Mar. 31, 2002	Mar. 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,504)	$935
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,283	1,201
Impairment loss	542
Gain on sale of property and equipment	(14)	(5)
Deferred income taxes	7	(30)
Minority interest, net	(63)	(8)
Changes in operating assets and liabilities:
Accounts receivable, net	346	796
Other receivables	(123)	106
Inventories	7	301
Prepaid expenses and other current assets	(67)	95
Accounts payable and accrued expenses	(2,036)	(964)
Income taxes payable	(57)	345

Net cash (used in) provided by operating activities	(1,679)	2,772

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash deposits	1,513	(1,028)
Capital expenditures	(374)	(4,449)
Short term investments	(150)	—
Other assets	(27)	39
Proceeds from sale of property and equipment	47	32

Net cash provided by (used in) investing activities	1,009	(5,406)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on lines of credit	(553)	(443)
Borrowings under lines of credit	1,389	344
Principal payments of debt and capitalized leases	(551)	(466)
Proceeds from long-term debt	—	2,627
Issuance of common stock	—	356

Net cash provided by financing activities	285	2,418

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(3)	(118)
NET DECREASE IN CASH	(388)	(334)
CASH, BEGINNING OF PERIOD	1,149	1,956

CASH, END OF PERIOD	$761	$1,622

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$159	$158

Income taxes	$125	$158

Continued

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED, IN THOUSANDS)

NON-CASH INVESTING AND FINANCING ACTIVITIES

During the nine months ended March 31, 2002, the Company financed acquisitions of equipment amounting to $278 under capital lease arrangements and $36 under notes payable.

Concluded

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

NOTE 1.    Basis of Presentation

The interim condensed consolidated financial statements as of March 31, 2002 and for the nine-months ended March 31, 2002 and 2001, respectively, are unaudited. In management’s opinion, the unaudited consolidated financial statements reflect all adjustments necessary, consisting of normal recurring accruals, for a fair statement of the results for the interim periods presented.

The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report for fiscal year ended June 30, 2001.

The consolidated results of operations for the three and nine-month periods ending March 31, 2002 are not necessarily indicative of the results expected for a full year.

Recently Issued Accounting Pronouncements – In July 2001, the Financial Standards Board issued Statement of Financial Accounting Standards (“SFAS”), No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 replaces Accounting Principles Board Opinion No.16, “Business Combination”, and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS No.142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS No. 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. Upon adoption of SFAS No. 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS No. 141 will be reclassified to goodwill. Companies are required to adopt SFAS No. 142 for fiscal years beginning after December 15, 2001. In connection with the adoption of SFAS No. 142, companies will be required to perform a transitional goodwill impairment assessment. The Company has not yet determined the effects, if any, that SFAS No. 142 will have on its consolidated financial position and results of operations.

SFAS No. 144, “Impairment or Disposal of Long-Lived Assets,” will become effective for the Company on July 1, 2002. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and provides guidance on implementation issues related to SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and addresses the accounting for the segment of a business accounted for as a discontinued operation. The Company is currently assessing the impact of the adoption of this statement on its financial position and results of the operations.

Write-Down of Long-Lived Assets

The Company periodically assesses the impairment of long-lived assets, including identifiable intangibles in accordance with the provisions of SFAS No. 121. The Company also periodically assesses the impairment of enterprise level goodwill in accordance with the provisions of APB Opinion No. 17, “Intangible Assets.” As part of its review of its second quarter financial results, the Company performed an impairment assessment of goodwill, other identifiable intangible assets and fixed assets in connection with all of its acquisitions. The impairment assessment was performed to determine whether any impairment existed. The impairment indicators included, but were not limited to, the decline in the Company’s stock price, the net book value of assets, and the overall decline in industry growth rates which have negatively impacted the Company’s revenues and forecasted revenue growth rates. Also, current economic indicators suggest that these lower growth rates may continue for an indefinite period. As a result, the Company recorded a $542 impairment charge to reduce the goodwill by $393, other intangible assets by $80 and fixed assets by $69 associated with all of the Company’s acquisitions to reflect their current estimated fair market value. Fair market value was determined based on the estimated fair value of the equipment and the remaining intangible assets. Prior to the impairment charge, the goodwill and intangible assets related to the acquisition of Universal Systems consisted of 14.4% of the Company’s total goodwill, intangible assets and fixed asset balance and the impairment of the goodwill, intangible assets and fixed assets related to the acquisition of Universal Systems consisted of 100% of the $542 impairment charge, which is included as part of the manufacturing segment. The estimates and assumptions used under our assessment may change in the short term resulting in the need to further write-down other long-lived assets.

Although the Company has no present intention of discontinuing operations at Universal Systems, it is monitoring this situation closely and may in the future determine to discontinue such operations. A decision by the Company to discontinue such operations could result in additional write-downs, the amount of which, while presently undeterminable, could be up to an additional one million dollars.

NOTE 2.    Inventories

The composition of inventories is as follows:

	Mar. 31, 2002	June 30, 2001
Raw materials	$999	$1,180
Work in progress	357	311
Finished goods	555	427

	$1,911	$1,918

NOTE 3.    Stock Options

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its three Stock Option Plans. Accordingly, no compensation expense has been recognized. Had compensation cost for the Company’s three plans been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation,” the Company’s net (loss) income and (loss) earnings per share would have been reduced to the pro forma amounts indicated below:

	Nine Months Ended
	Mar. 31, 2002	Mar. 31, 2001
Net (Loss) Income:
As Reported	$(1,504)	$935
Pro forma	$(1,901)	$706
Basic (Loss) Earnings per Share:
As Reported	$(0.51)	$0.32
Pro forma	$(0.65)	$0.24

The preceding calculation uses the Black Scholes option-pricing model with the assumptions listed below:

	Nine Months Ended
	Mar. 31, 2002	Mar. 31, 2001
Volatility	60.32%	53.38%
Risk free interest rate	4.88%	4.62%
Expected life (years)	2.67	2.75

Note 4.    Earnings per Share (EPS)

The following table is a reconciliation of the weighted average shares used in the computation of the basic and diluted EPS for the periods presented herein:

	Nine Months Ended		Three Months Ended
	Mar. 31, 2002	Mar. 31, 2001	Mar. 31, 2002	Mar. 31, 2001
Net (loss) income used to compute basic and diluted (loss) earnings per share	$(1,504)	$935	$(312)	$113

Weighted average number of common shares outstanding—basic	2,928	2,886	2,928	2,922
Dilutive effect of stock options and warrants	—	66	—	6

Number of shares used to compute earnings per share—diluted	2,928	2,952	2,928	2,928

The following options and warrants were outstanding during and as of the nine months ended March 31, 2002 but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares and therefore were anti-dilutive:

Mar. 31, 2002
Options and Warrants Outstanding				Options and Warrants Exercisable
Weighted Average
Grant Price Range	Number Outstanding	Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Exercise Price
$3.00-$3.20	119,500	4.54	3.2000	34,000	3.2000
$3.20-$3.70	71,000	1.21	3.6648	68,000	3.6765
$3.71-$4.99	14,500	1.27	4.3400	14,500	4.3400
$5.00-$5.35	254,880	0.59	5.0000	254,880	5.0000
$5.36-$7.00	72,000	3.37	5.4940	54,500	5.4519
$7.01-$8.00	46,785	0.59	8.0000	46,785	8.0000

	578,665	2.60	4.5204	472,665	4.7009

NOTE 5.    Long-term debt and capitalized leases

Long-term debt and capitalized leases consist of the following:

	Mar. 31, 2002	Jun. 30, 2001
Machinery loans, due in various installments through 2003 bearing interest at 6.5%, collateralized by equipment	$823	$1,186
Notes payable, due in various installments through 2005 bearing interest at prime plus 1.5% (Bank’s prime rate of 5.75% at Mar. 31, 2002), collateralized by equipment	539	601
Capitalized lease obligations, due in various installments through 2008 bearing interest at rates ranging from 4.5% to 13%, collateralized by leased assets	764	878
Mortgage loan, due in monthly installments through 2008, bearing interest at prime plus 3.5% and 3% (Bank’s prime rate of 4.97% and 5.18% at Mar. 31, 2002), collateralized by building	164	176

	2,290	2,841
Less current portion	1,043	1,096

Long-term debt and capitalized leases	$1,247	$1,745

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

All intersegment sales are sales from the manufacturing segment to the testing and distribution segments.

Business Segment Information:

	Nine Months Ended		Three Months Ended
	Mar. 31, 2002	Mar. 31, 2001	Mar.31, 2002	Mar. 31, 2001
NET SALES
Manufacturing	$3,787	$15,520	$1,008	$3,720
Testing Services	6,654	8,358	2,151	2,536
Distribution	4,164	5,192	1,498	1,621
Corporate and unallocated	—	—	—	—

Total Company	14,605	29,070	4,657	7,877

OPERATING (LOSS) INCOME
Manufacturing	(2,232)	187	(581)	(223)
Testing Services	696	671	310	161
Distribution	(50)	102	(45)	119
Corporate and unallocated	(127)	143	(40)	(13)

Total Company	(1,713)	1,103	(356)	44

ASSETS
Manufacturing	4,672	7,282	4,672	7,282
Testing Services	15,615	17,113	15,615	17,113
Distribution	390	379	390	379
Corporate and unallocated	101	217	101	217

Total Company	20,778	24,991	20,778	24,991

DEPRECIATION AND AMORTIZATION
Manufacturing	312	355	99	109
Testing Services	895	783	293	316
Distribution	74	62	20	26
Corporate and unallocated	2	1	1	—

Total Company	1,283	1,201	413	451

CAPITAL EXPENDITURES
Manufacturing	126	70	19	10
Testing Services	226	3,905	60	1,817
Distribution	9	470	8	185
Corporate and unallocated	13	4	—	—

Total Company	$374	$4,449	$87	$2,012

Geographic Area Information

	Nine Months Ended		Three Months Ended
	Mar. 31, 2002	Mar. 31, 2001	Mar. 31, 2002	Mar. 31, 2001
NET SALES
United States	$5,906	$8,484	$2,052	$2,615
Southeast Asia	7,512	15,229	2,347	3,571
Europe	1,222	5,695	260	1,630
Eliminations and Other	(35)	(338)	(2)	61

Total Company	14,605	29,070	4,657	7,877

OPERATING INCOME (LOSS)
United States	(1,564)	45	(344)	(47)
Southeast Asia	246	1,010	91	140
Europe	(266)	(95)	(63)	(36)
Eliminations and Other	(129)	143	(40)	(13)

Total Company	(1,713)	1,103	(356)	44

PROPERTY, PLANT AND EQUIPMENT, Net
United States	657	803	657	803
Southeast Asia	5,585	6,203	5,585	6,203
Europe	389	475	389	475
Eliminations and Other	(41)	—	(41)	—

Total Company	$6,590	$7,481	$6,590	$7,481

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
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

Overview

Trio–Tech designs, develops, manufactures and markets a broad range of equipment and systems used in the manufacture and testing of semiconductor devices and electronic components. In addition, we operate test facilities in the United States, Europe and Southeast Asia that provide semiconductor-testing services to component manufacturers and users.

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

Write-Down of Long-Lived Assets

The Company periodically assesses the impairment of long-lived assets, including identifiable intangibles in accordance with the provisions of SFAS No. 121, “Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of.” The Company also periodically assesses the impairment of enterprise level goodwill in accordance with the provisions of APB Opinion No. 17, “Intangible Assets”. As part of its review of its second quarter financial results, the Company performed an impairment assessment of goodwill, other identifiable intangible assets and fixed assets in connection with all of its acquisitions. The impairment assessment was performed to determine whether any impairment existed. The impairment indicators included, but were not limited to, the decline in the Company’s stock price, the net book value of assets, and the overall decline in industry growth rates which have negatively impacted the Company’s revenues and forecasted revenue growth rates. Also, current economic indicators suggest that these lower growth rates may continue for an indefinite period. As a result, the Company recorded a $542 impairment charge to reduce goodwill by $393, other intangible assets by $80 and fixed assets by $69 associated with all of the Company’s acquisitions to reflect their current estimated fair market value. Fair market value was determined based on the estimated fair value of the equipment and the remaining intangible assets. Prior to the impairment charge, the goodwill and intangible assets related to the acquisition of Universal Systems consisted of 14.4% of the Company’s total goodwill, intangible assets and fixed asset balance and the impairment of the goodwill, intangible assets and fixed assets related to the acquisition of Universal System consisted of 100% of the $542 impairment charge, which is included as part of the manufacturing segment. The estimates and assumptions used under our assessment may change in the short term resulting in the need to further write-down other long-lived assets.

Although the Company has no present intention of discontinuing operations at Universal Systems, it is monitoring this situation closely and may in the future determine to discontinue such operations. A decision by the Company to discontinue such operations could result in additional write-downs, the amount of which, while presently undeterminable, could be up to an additional of $1,000.

Results of Operations

Three Months Ended March 31, 2002 (“2002”) Compared to the Three Months Ended March 31, 2001 (“2001”)

Sales

Net sales decreased by $3,220 or 40.9% from $7,877 in 2001 to $4,657 in 2002, as the market situation in the semiconductor industry remains weak. We anticipate that the current fiscal year will continue to have lower sales than fiscal year 2001.

Geographically, net sales into the United States decreased $563 or 21.5% from $2,615 in 2001 to $2,052 in 2002. The decrease was attributable to decline in demand for burn-in equipment, Artic Temperature Controlled Chucks, wet process benches, autoclaves and HAST equipment. Net sales into Southeast Asia decreased $1,224 or 34.3% from $3,571 in 2001 to $2,347 in 2002 due mainly to lower manufacturing, and distribution and testing volumes. As a result, there are movements of several large customers in Southeast Asia from one country to another. Net sales into Europe decreased $1,370 or 84% from $1,630 in 2001 to $260 in 2002 due to a decline in demand for testing services.

The Manufacturing Segment sales, Company-wide, decreased $2,712 or 72.9% from $3,720 in 2001 to $1,008 in 2002 due to a decrease in demand and continuous conservative capital spending by OEM’s for the Artic Temperature Controlled Chucks, Wet Process Benches and the COBIS-II Burn-in Board Systems. The Testing Services Segment sales, Company-wide, decreased $385 or 15.2% from $2,536 in 2001 to $2,151 in 2002 due to the decrease in demand, which is in line with a global down turn in the semiconductor industry. Company-wide, the Distribution Segment,            , decreased $123 or 7.6% from $1,621 in 2001 to $1,498 in 2002. This segment is dependent on the capital expenditure plans of our customers and the capital spending on test equipment in the market remains weak.

Cost of Sales

Cost of sales decreased $2,556 or 41.5% from $6,159 in 2001 to $3,603 in 2002. Due to reducing headcount and hours worked per week, as a percentage of sales, cost of sales decreased 0.8% from 78.2% in 2001 to 77.4% in 2002. The decrease in cost of sales, as a percentage of sales, was due to a change in product and sales mix, with more volume for products with higher margin. This offset the increase in cost as a percentage of sales in other operations, due to the sharp decline in sales with certain costs remaining fixed.

Operating Expenses

Operating expenses decreased by $264 or 15.8% from $1,674 in 2001 to $1,410 in 2002. This decrease was consistent with the level of sales. As a percentage of sales, operating expenses increased due to the fact that certain costs remains fixed despite the sudden drop in sales volume.

The Manufacturing Segment loss from operations increased from $223 in 2001 to $581 in 2002 due to eroding margins from the decrease in volumes of the Artic Temperature Controlled Chucks, Semi-Automatic Wet Process Benches and the COBIS-II Burn-in Board Systems. The Testing Services Segment income from operations increased by $149 from $161 in 2001 to $310 in 2002 due to the change in sales and product mix and the rapid implementation of cost saving measures. The Distribution Segment income from operations decreased from income of $119 in 2001 to a loss of $45 in 2002 due to a change in sales and product mix. Corporate operating loss has increased by $27 from $13 in 2001 to $40 in 2002 due to amount of overhead being charged on lower sales volume.

General and Administrative

General and Administrative (“G&A”) expenses decreased by $358 or 26.2% from $1,367 in 2001 to $1,009 in 2002 primarily due to implementation of cost cutting measures which reduced the headcount and related expenses such as payroll and payroll- related costs such as bonuses. As a percentage of sales, G&A increased by 4.3% from 17.4% in 2001 to 21.7% in 2002 due to the fact that certain expenses included in G&A are fixed and thus do not decrease even though sales decreased.

Selling Expenses

Selling expenses increased by $63 or 25.7% from $245 in 2001 to $308 in 2002 due to amounts paid for commissions. As a percentage of sales, selling expenses increased 3.5% from 3.1% in 2001 to 6.6% in 2002.

Research and Development

Research and Development expenses increased by $31 or 50% from $62 in 2001 to $93 in 2002. This increase is primarily due to the management reclassification of certain costs relating to Automated Wet Benches which were offset by decreased payroll and payroll-related costs.

Interest Expense

Interest expense decreased by $12 or 17.9%, from $67 in 2001 to $55 in 2002, due to repayment of long-term debt offset with increases in lines of credit.

Other Income

Other income decreased by $8 or 7.8% from $103 in 2001 to $95 in 2002 due to provision for assets write off, offset with the reversal of provision for reduction in marketable securities and gain on disposal of assets.

Nine Months Ended March 31, 2002 (“2002”) Compared to the Nine Months Ended March 31, 2001 (“2001”)

Sales

Net Sales decreased by $14,465 or 49.8% from $29,070 in 2001 to $14,605 in 2002, due to the global turn down in the semiconductor industry and world economic conditions. We anticipate that the current fiscal year will continue to have lower sales than fiscal year 2001.

Geographically, net sales into United States decreased by $2,578 or 30.4% from $8,484 in 2001 to $5,906 in 2002. The decrease was attributed to decreases in burn-in board sales; Artic Temperature controlled Chunks and wet process benches. Net sales in Southeast Asia decreased $7,717 or 50.7% from $15,229 in 2001 to $7,512 in 2002 due mainly to lower manufacturing, distribution and testing volumes. Net sales into Europe decreased by $4,473 or 78.5% from $5,695 in 2001 to $1,222 in 2002 due to decline in demand for testing services, movement of several large customers to Southeast Asia and a decline in demand for Artic Temperature Controlled Chunks and wet process benches.

The Manufacturing Segment sales, Company-wide, decreased $11,733 or 75.6% from $15,520 in 2001 to $3,787 in 2002 due to a decrease in demand for and a shift to conservative capital spending by OEM’s for the Artic Temperature Controlled Chunks, Wet Process Benches and the COBIS-II Burn-in Board Systems. The Testing Services Segment sales, Company-wide, decreased by $1,704 or 20.4% from $8,358 in 2001 to $6,654 in 2002 due to the global down turn in the semiconductor industry and world economic conditions. The Distribution Segment, Company-wide, decreased $1,028 or 19.8% from $5,192 in 2001 to $4,164 in 2002 due to a decrease in demand for and a shift to conservative capital spending for test equipment by many of our customers.

Cost of Sales

Cost of sales decreased by $10,310 or 47.6% from $21,671 in 2001 to $11,361 in 2002. Despite reducing headcount and hours worked per week, as a percentage of sales, it increased 3.3% from 74.5% in 2001 to 77.8% in 2002. The increase in cost of sales, as a percentage of sales, was due in part to the fact that certain costs remain fixed. Such increase was also due to the decline in sales and change in the sales and product mix, which varies depending on the mix of sector and geographic sales.

Operating Expenses

Operating Expenses decreased by $1,339 or 21.3% from $6,296 in 2001 to $4,957 in 2002. Operating expenses included the impairment charge of $542 to reduce goodwill, intangible assets and fixed assets for the Company’s past acquisitions to reflect their current estimated fair market value. The remaining portion of the decrease is consistent with the level of sales. As a percentage of sales operating expenses increased due to the fact that certain costs remain fixed despite the drop in sales volume.

The Manufacturing Segment income from operations decreased from income of $187 in 2001 to a loss of $2,232 in 2002 due to eroding margins from the decrease in volumes of the Artic Temperature Controlled Chunks, Semi-automatic Wet Process Benches and the COSBI-II Burn-in Board Systems. The Manufacturing Segment included the one-time impairment charge of $542 to reduce goodwill, intangible assets and fixed assets for the Company’s past acquisitions to reflect their current estimated fair market value. The Testing Services Segment income from operations increased by $25 from $671 in 2001 to $696 in 2002 due to rapid implementation of cost saving measures. The Distribution Segment income from operations decreased from income of $102 in 2001 to a loss of $50 in 2002 due to a change in sales and product mix. Corporate operating income reduced from operating income of $143 in 2001 to an operating loss of $127 in 2002 due to the amount of overhead being charged on lower sales volume.

General and Administration

General and Administration (“G&A”) expenses decreased by $1,295 or 28.5% from $4,545 in 2001 to $3,250 in 2002 primarily due to implementation of cost cutting measures which reduced the headcount and related expenses such as payroll and payroll-related costs such as bonuses. As a percentage of sales, G&A increased by 6.7% from 15.6% in 2001 to 22.3% in 2002 due to the fact that certain expenses included in G&A are fixed and thus do not decrease even though sales decreased.

Selling Expenses

Selling expenses decreased by $678 or 42.8% from $1,584 in 2001 to $906 in 2002 due to reduction in volume-related expenses such as commissions. As a percentage of sales, selling expenses increased 0.6% from 5.4% in 2001 to 6.0% in 2002.

Research and Development

Research and Development increased by $92 or 55.1% from $167 in 2001 to $259 in 2002. This increase is primarily due to the management reclassification of costs relating to Automated Wet Benches offset with decreased payroll and payroll-related costs.

Interest Expenses

Interest expense decreased by $94 or 37.2% from $253 in 2001 to $159 in 2002, due to the repayment of long-term debts and reclassifications of other income in 2001, offset with increases in lines of credit, capitalized leases and financing activity for capital expenditures.

Other Income

Other income decreased by $36 or 8.7% from $415 in 2001 to $379 in 2002 due to lower interest rate in fixed deposits, provision for assets write off, offset with the reversal of provision for reduction in marketable securities and gain on disposal of assets.

Liquidity and Capital Resources

Net cash used in operating activities during 2002 was $1,679 compared to $2,772 provided by operating activities during 2001. The negative cash flow from operating activities in 2002 was comprised of a decrease in accounts receivables and inventories by $346 and $7, respectively, and non-cash depreciation and amortization and impairment of long-lived assets of $1,283 and $542, respectively, and decrease in deferred income taxes of $7. These amounts were offset by negative cash flow comprised of a net loss of $1,504, a gain on the sale of property and equipment of $14, a decrease in prepaid expenses and other current assets of $67, a decrease in accounts payable and accrued expenses of $2,036, a decrease in income taxes payable of $57, a decrease of $63 in minority interest and a decrease in other receivables of $123.

Net cash provided by investing activities during 2002 was $1,009 compared to $5,406 used in investing activities in the 2001 year. The net cash provided by investing activities was a result of (1) capital expenditures of $374 which included enhancement of electrical facilities for its HBI Test facilities in Southeast Asia coupled with investment in BIB Test equipment, RVSI Laser Scanners, Systemation Tape and Reel and further development of its Application Laboratory in Universal Systems (during 2002), the Company financed acquisitions of equipment amounting to $278 under capital lease arrangements and $36 under note payable), (2) a decrease in cash deposits of $1,513, (3) an increase in other assets of $27 mainly due to an increase in investments on marketable securities (4) proceeds from sale of property and equipment of $47 (5) an increase of $150 in short term investments.

Net cash provided by financing activities during 2002 was $285 compared to $2,418 provided by financing activities in 2001. The cash outflow from financing activities include $1,104 of payments on lines of credit, long term obligations and capitalized leases, which was offset by proceeds of $1,389 from additional borrowing under lines of credit and long term obligation.

Cash deposits and corporate guarantees (the Company guarantees, but subsidiaries are the primary debtor) collateralize the first line of credit with a bank, aggregating $2,442, and contain certain debt covenants including maintaining a minimum net worth. The Company was in compliance with all debt covenants on March 31, 2002. Borrowings under this line aggregated $136 as at March 31, 2002, and expire July 2002. Interest rates for this line is at bank’s prime rate (5.75% at March 31, 2002) plus 1.25%.

The line of $4,342, mainly for accounts receivable financing, contains the debt covenant to maintain a minimum net worth, with which the Company was in compliance on March 31, 2002. The interest rate is at bank’s prime rate (5.25% at March 31, 2002) plus 1%.

The Company has various other machinery term loans, capitalized lease obligations and notes payable used for financing equipment and leasehold improvements with various banks and lending institutions aggregating $2,126. The equipment and improvements financed collateralizes these loans. Interest rates range from 4.5% to 13%. These term loans expire between March 2002 and January 2008 (see Note 5 to the Condensed Consolidated Financial Statements).

The Company has two credit agreements that provide for mortgage loans totaling $283. Borrowings under the mortgage loans amounted to $104 and $60 as of March 31, 2002. Interest is at the bank’s prime rate (4.97% and 5.18% at March 31, 2002) plus 3.5% on the first loan and 3% on the second loan. The loans will expire in July 2007 and May 2008, respectively. (See Note 5 to the Condensed Consolidated Financial Statements).

Approximately $999 of cash deposits are held in the Company’s 55% owned Malaysian subsidiary. $489 of this cash is denominated in the currency of Malaysia. Of the $489, $209 is currently available for movement as authorized by the Central Bank of Malaysia. There are additional amounts available as dividends (after making deductions for income tax) pursuant to Malaysian regulations in force from July 1, 2000.

Cash and cash deposits have historically been the Company’s primary source of liquidity. The Company has committed lines of credit, aggregating $7,377 inclusive of accounts receivables financing and lines of credit, totaling $593, which were used to support short-term borrowing and commercial paper comprised of letters of credit, trust receipts, shipping and banker’s guarantees. These lines of credit and their anticipated cyclical increases are sufficient to finance buildups in inventories and other cash requirements. The Company has total capital lease commitments of $765 and rental commitments of $1,389, which aggregate $589 in 2002, $ 919 in 2003, $425 in 2004 and $221 thereafter.

Material Changes in Financial Position

See heading Write-down of Long-Lived Assets under Recent Events for discussion of Material Changes in Financial Position.

Material Changes in Results of Operations

Due to the global downturn in the economy, net sales for the Company decreased by 40.9% during the three months ended March 31, 2002 as compared to the corresponding period in the prior year.

Although the Company has no present intention of discontinuing operations at Universal Systems, it is monitoring this situation closely and may in the future determine to discontinue such operations. A decision by the Company to discontinue such operations could result in additional write-downs, the amount of which, while presently undeterminable, could be up to an additional one million dollars

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Foreign Currency Exchange Rate Risk.    Although the majority of our sales, cost of manufacturing and marketing are transacted in U.S. dollars, significant portions of our revenues are denominated in Singapore, Malaysian and other currencies. Consequently, a portion of our costs, revenues and operating margins may be affected by fluctuations in exchange rates, primarily between the U.S. Dollar and such foreign currencies. We are also affected by fluctuations in exchange rates if there is a mismatch between our foreign currency denominated assets and liabilities. Foreign currency adjustments resulted in an increase of $10 to shareholders’ equity for the nine months ended March 31, 2002, a decrease of $364 to shareholders’ equity for the nine months ended March 31, 2001 and an increase of $82 to shareholders’ equity for nine months ended March 31, 2000.

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

(a) Exhibits
None

(b) Reports on Form 8-K
The Registrant filed the following reports on Form 8-K with the Securities and Exchange Commission during the third quarter of fiscal 2002:
None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIO-TECH INTERNATIONAL

By:	/s/ VICTOR H. M. TING
VICTOR H. M. TING Vice President and Chief Financial Officer Dated: May 9, 2002

By:	/s/ A. CHARLES WILSON
A. Charles Wilson Chairman of the Board of Directors Dated: May 9, 2002