Form 10-K
period 2002-06-30
TRIO TECH INTERNATIONAL
filed 2002-10-10
CIK 732026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-13914

TRIO-TECH INTERNATIONAL
(Exact name of Registrant as specified in its Charter)

California	95-2086631
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

14731 Califa Street
Van Nuys, California	91411
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number: 818-787-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange On which registered
Common Stock, no par value	AMEX

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed with the Commission by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K.  ☑

The aggregate market value of voting stock held by non-affiliates of Registrant, as of September 6, 2002, was approximately $4 million (based upon the last sales price for shares of Registrant’s Common Stock as reported by the AMEX on September 6, 2002). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock (including shares with respect to which a holder has the right to acquire beneficial ownership within 60 days) have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of common stock outstanding as of September 6, 2002 was 2,927,551.

TRIO-TECH INTERNATIONAL

TRIO-TECH INTERNATIONAL
PART I

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

The discussions of Trio-Tech International’s (the “Company”) business and activities set forth in this Form 10-K and in other past and future reports and announcements by the Company may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and assumptions regarding future activities and results of operations of the Company. In light of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the following factors, among others, could cause actual results to differ materially from those reflected in any forward-looking statement made by or on behalf of the Company: market acceptance of Company products and services; changing business conditions or technologies and volatility in the semiconductor industry, which could affect demand for the Company’s products and services; the impact of competition; problems with technology; product development schedules; delivery schedules; changes in military or commercial testing specifications which could affect the market for the Company’s products and services; difficulties in profitably integrating acquired businesses, if any, into the Company; risks associated with conducting business internationally and especially in Southeast Asia, including currency fluctuations and devaluation, currency restrictions, local laws and restrictions and possible social, political and economic instability; and other economic, financial and regulatory factors beyond the Company’s control. See the discussions elsewhere in this Form 10-K, including under the heading “Certain Risks That May Affect Our Future Results”, for more information. In some cases, you can identify forward-looking statements by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” “believes,” “can impact,” “continue,” or the negative thereof or other comparable terminology.

We undertake no obligation to update forward-looking statements to reflect subsequent events, changed circumstances, or the occurrence of unanticipated events.

ITEM 1— BUSINESS

Trio-Tech International was incorporated in 1958 under the laws of the State of California. As used herein, the term “Trio-Tech” or “Company” or “we” or “us” or “Registrant” includes Trio-Tech International and its subsidiaries unless the context otherwise indicates. Our mailing address and executive offices are located at 14731 Califa Street, Van Nuys, California 91411, and our telephone number is (818) 787-7000.

With more than 44 years dedicated to the semiconductor and related industries, we have applied our expertise to our global customer base in test services, design, engineering, manufacturing, and distribution.

General

Founded in 1958, Trio-Tech International provides third-party semiconductor testing and burn-in services primarily through its laboratories in Southeast Asia. The Company also designs, manufactures and markets equipment and systems used in the testing and production of semiconductors at its facilities in California and Southeast Asia, and distributes semiconductor processing and testing equipment manufactured by others.

The Company operates in three industry segments: Testing Services, Manufacturing and Distribution.

Our core business, Testing Services, is expected to show growth in the coming year and has changed the direction of our strategic growth plan. We currently operate five test facilities, one in the United States, one in Europe and three in Southeast Asia. These facilities provide customers a comprehensive range of testing services, such as burn-in and product life testing for finished or packaged components.

We manufacture “wet” processing and cleaning stations used in the manufacture of semiconductor circuits and temperature controlled chucks that are used to manufacture and test silicon wafers and other microelectronic substrates in what is commonly called the “front-end”, or creation of semiconductor circuits. Additionally, we also manufacture centrifuges, leak detectors, HAST (Highly Accelerated Stress Test) systems and “burn-in” systems that are used primarily in the “back-end” of the semiconductor manufacturing process to test finished semiconductor devices and electronic components.

Our business in Southeast Asia has an active distribution operation. Additionally, the Southeast Asia business markets and supports distribution of their own manufactured equipment in addition to distributing complementary products from other manufacturers that are used by the Company’s customers and other semiconductor and electronics manufacturers.

Company History

1958	Incorporated in California

1976	The Company formed Trio-Tech International Pte. Ltd. (TTI Pte) in Singapore.

1984	The Company formed the European Electronic Test Center (EETC), a Cayman Islands domiciled subsidiary, to operate a test facility in Dublin, Ireland.

1985	The Company’s Singapore subsidiary entered into a joint-venture agreement, Trio-Tech Malaysia, to operate a test facility in Penang.

1986	Trio-Tech International listed on the NASDAQ Small Cap market under the symbol TRTC.

1988	The Company acquired the Rotating Test Equipment Product Line of Genisco Technology Corporation.

1990	Trio-Tech International acquired Express Test Corporation in California. Trio-Tech Malaysia opened a new facility in Kuala Lumpur.

1992	Trio-Tech Singapore opened Trio-Tech Bangkok, Thailand. Trio-Tech Singapore achieved ISO 9002 certification.

1994	Trio-Tech Malaysia started a new components assembly operation in Batang Kali.

1995	Trio-Tech Singapore achieved ISO 9001 certification.

1997	In November 1997, the Company acquired Universal Systems of Campbell, California.

1998	In September 1998, the Company listed on AMEX under the symbol TRT.

2000	Trio-Tech Singapore achieved QS 9000 certification. Trio-Tech Malaysia closed its facility in Batang Kali.

2001	The Company divested the Rotating Test Equipment Product Line. Trio-Tech Malaysia closed its facility in Kuala Lumpur.

Analysis of Sales

Complete Business Segment and Geographic Area Information is set forth under Note 15 to the Consolidated Financial Statements for the years ended June 30, 2002, 2001 and 2000 and is included as part of this Form 10-K.

Background Technology

In 2001, the worldwide market for semiconductor devices was estimated at $138 billion, approximately 32% less than the year 2000, with shipments of $204 billion. Most forecasters see an industry turnaround during fiscal 2003 with shipments growing in the future. The Semiconductor Industry Association (SIA) expects the growth rate to accelerate to 23.2% in 2003 and 20.9% in 2004 with wireless and digital consumer products leading the growth of semiconductor sales.

In addition to the growing demand for semiconductors, integrated circuits (IC’s) are continually shrinking in size while increasing in capacity, complexity, and versatility. In order to fabricate these semiconductors, manufacturers must continually improve their equipment, packaging and test facilities. Semiconductor Equipment and Materials International (SEMI) reported recently that worldwide sales of semiconductor manufacturing equipment totaled $28 billion in 2001, a 41% year-over-year decline, the worst drop in sales on record. SEMI has projected that worldwide semiconductor equipment sales will decline by 3% in 2002, but the chip-making tool market will rebound and increase by 29% in 2003 and 23% in 2004

The market for semiconductor manufacturing equipment can be divided into “front-end” applications, including wafer fabrication and assembly, and “back-end” applications, comprised of packaging and testing. SIA estimates that the semiconductor equipment market is approximately 70% front-end equipment, 20% back-end equipment and 10% facilities.

“Back-End”

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

Finished devices are put through a series of tests, such as burn-in and electrical testing, to ensure they meet the necessary performance and quality standards, before shipment to the customer. Our component centrifuges, leak detectors, HAST equipment and COBIS burn-in systems are all used to test and screen finished semiconductor devices to ensure that they meet the specifications required by the manufacturers and customers.

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

Testing Services

We own and operate facilities that provide testing services for semiconductor devices and other electronic components to meet the requirements of military, aerospace, industrial and commercial applications. Testing services represented approximately 46%, 31% and 29% of sales for the years ended June 30, 2002, 2001 and 2000 respectively.

The Company uses its own proprietary equipment for certain burn-in, centrifugal and leak tests, and commercially available equipment for various other environmental tests. The Company conducts the majority of its testing operations in Southeast Asia with facilities in Singapore, Malaysia and Thailand. All of the facilities in Southeast Asia are ISO 9002 as well as QS 9000 certified. The Company also operates test facilities in Ireland.

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

Products

The Company designs, develops, manufactures and markets equipment for the manufacture and test of semiconductor wafers, devices and other electronic components. Revenue from the sale of products manufactured represented approximately 26%, 51% and 50% of sales for the years ended June 30, 2002, 2001 and 2000 respectively.

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

Artic Temperature Controlled Wafer Chucks

The Artic Temperature Controlled Chucks are used for test, characterization and failure analysis of semiconductor wafers and other components at accurately controlled hot and cold temperatures. Several models are available with temperature ranges from -65°C to +400°C and in diameters from 4 to 12 inch. These systems provide excellent performance to meet the most demanding customer applications. Several unique mechanical design features, for which patents are pending, provide excellent mechanical stability under high probing forces and across the temperature ranges.

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

Burn-in Equipment and Boards

We manufacture burn-in systems, burn-in boards and burn-in board test systems. Burn-in equipment is used to subject semiconductor devices to elevated temperatures while testing them electrically to identify early product failures and to assure long-term reliability. Burn-in testing approximates, in a compressed time frame, the electrical and thermal conditions to which the device would be subjected during its normal life.

The Company manufactures the COBIS II burn-in system that offers state-of-the-art dynamic burn-in capabilities and a Windows-based operating system with full data logging and networking features. The Company developed, and now offers, a new Power Line Conditioner for the COBIS II, which reduces all varieties of electrical interruptions. The Company also offers burn-in boards for its BISIC, COBIS and COBIS II burn-in systems and other brands of burn-in systems. Burn-in boards are used to mount devices during high temperature environmental stressing. The Burn-in Board Tester is an extremely accurate software programmable burn-in board tester, which can be programmed to check up to 1024 sockets’ pins.

During 2000 through 2002, the Company developed several new products to complement the burn-in processes including semi-automatic (LUBIBM) and automatic burn-in board loaders & unloaders (LUBIB) designed to perform precise, high-speed transfer of IC packages from semiconductor holding tray to the burn-in board, or vice-versa while maintaining the integrity of the IC’s leads. Additional features have been further integrated into the LUBIB to improve productivity and minimize human handling including the integration of automatic burn-in boards handling systems and the automatic electrical board check station. We have improvised the LUBIBM with built-in test functions for a major microprocessor company to study device characteristics and to weed out device failures. Burn-in-board cleaning systems (CUBIB) are designed to perform wet or dry cleaning for burn-in boards and other modular boards. Recently, we jointly developed a fully automatic CUBIB with one of our major customers. We also recently developed and introduced a new innovation, the burn-in socket contact conditioners (SCC), which removes fragments of solder residue from the contact pins of an IC Socket, improving the productivity of the test process and reducing contact failure on socket pins.

Component Centrifuges and Leak Detection Equipment

Component centrifuges and leak detection equipment are used to test the mechanical integrity of ceramic and other hermetically sealed semiconductor devices and electronic parts for high reliability and aerospace applications. The Company’s centrifuges spin these devices and parts at specific acceleration rates, creating gravitational-forces (g’s) up to 30,000 g’s (900,000 pounds per square inch), thereby indicating any mechanical weakness in the devices. Leak detection equipment is designed to detect leaks in hermetic packaging by first pressurizing the devices in a tracer gas or fluid and then visually scanning for bubble trails emanating from defective devices. Applications include automotive and aerospace markets.

Distribution Activities

The Company’s Singapore subsidiary continues to develop its international distribution division. The distribution operation markets, sells and supports our products in Southeast Asia. In addition to our own products, this operation also distributes other complementary products from other manufacturers based in the United States, Europe, Japan and other countries. These products are widely used by high quality and volume production manufacturers in the semiconductor and electronic industries. The products include environmental chambers, shaker systems, handlers, interface systems, vibration systems, solderability testers and other manufacturing products. Revenue from distribution activities represented approximately 29%, 18% and 22% of sales for the years ended June 30, 2002, 2001 and 2000, respectively.

Product Research and Development

We continue to invest in research and development to improve our products and services. Our previous efforts have been concentrated in products for the “Front End” and in developing new testing technology that allows us to offer more advanced processes. The Company incurred research and development costs of $331,000 in fiscal 2002, $216,000 in fiscal 2001 and $205,000 in fiscal 2000.

Testing Services

During 2000 through 2002, the Company developed new equipment and facilities to participate in a new generation of burn-in technology known as HBI (Hybrid Burn-in) and SBI (Smart Burn-in). This technology has been developed to meet the unique test requirements of the latest microprocessor products. The HBI and SBI Test Systems are multiple positions, independently programmable systems that can economically run long test times at unique burn-in conditions. We developed significant facilities, including a power sub-station and improved environmental controls, to house the HBI and SBI technology.

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

Wet Process Stations and Chemical Management Equipment

The Company is actively developing its line of wet process equipment. During 2001, we completed development of our Chemical Dispense Units (CDUs), which allows us to offer a complete wet process and chemical supply system. Chemical management equipment provides automatic dispensing and control of process chemicals for our own wet process equipment as well as other brands of wet stations.

In addition, the Company also produced several new systems that allow photo resist stripping, rinsing and drying, all in a single process chamber. Other tools under development include a sophisticated plating tool and an advanced chemical dispensing tool that utilizes ozone injection systems for organic cleaning of silicon wafers. Use of ozone injection eliminates the need for toxic chemicals.

Marketing, Distribution and Services

The Company markets its products and services worldwide, directly and through independent sales representatives. Additionally we have approximately 16 independent sales representatives operating in the United States and another 25 in various foreign countries. Of the 41 sales representatives, 5 represent the Distribution Segment and the balance represent the Manufacturing Segment. Trio-Tech’s United States marketing efforts are coordinated from its California locations. Southeast Asia and European marketing efforts are assigned to its subsidiaries in Singapore and Ireland, respectively. The Company advertises its products in trade journals and participates in trade shows.

Independent testing laboratories, users, assemblers and manufacturers of semiconductor devices, including many large well-known corporations, purchase the Company’s products and services. These industries depend on the current and anticipated market demand for integrated circuits and products utilizing semiconductor devices. In fiscal 2002, 2001, and 2000, sales of equipment and services to our two largest customers (Catalyst Semiconductor and AMD) accounted for approximately 55%, 40%, and 28%, respectively, of our net revenues. Our ability to maintain close, satisfactory relationships with our customers is essential to our stability and growth. The loss of or reduction or delay in orders from our significant customers, or delays in collecting accounts receivable from our significant customers, could adversely affect our financial condition and results of operations. During the year ended June 30, 2002, the Company had sales of $4,640,000 (24%) and $6,079,000 (31%) to Catalyst Semiconductor and AMD, respectively.

Backlog

The following table sets forth the Company’s backlog at the dates indicated (amounts in thousands):

	June 30, 2002	June 30, 2001
Manufacturing backlog	$785	$2,076
Testing service backlog	6,615	5,863
Distribution backlog	537	509

	$7,937	$8,448

Based upon past experience, the Company does not anticipate any significant cancellations or renegotiation of sales. The purchase orders for manufacturing, testing and distribution require delivery within the next 12 months. The Company does not anticipate any difficulties in meeting delivery schedules. Our current backlog, as of September 6, 2002 is $1,192, $5,174 and $251 for manufacturing, testing and distribution, respectively and totals $6,617.

Manufacturing and Supply

The Company’s products are designed by its engineers and are assembled and tested at its facilities in California, Singapore and Ireland. We purchase all parts, and certain components, from outside sources for assembly by the Company. We have no written contracts with any of our key suppliers.

Competition

There are numerous testing laboratories in the areas in which the Company operates that perform a range of testing services similar to those offered by the Company. However, recent severe competition and attrition in the Asian test and burn-in services industry has reduced the total number of the Company’s competitors. Since the Company has sold and will continue to sell its products to competing laboratories and other test products are available from many other manufacturers, the Company’s competitors can offer the same testing capabilities. This equipment is also available to semiconductor manufacturers and users who might otherwise use outside testing laboratories, including the Company, to perform environmental testing. The existence of competing laboratories and the purchase of testing equipment by semiconductor manufacturers and users are potential threats to the Company’s future testing services revenues and earnings. Although these laboratories, and new competitors, may challenge the Company at any time, the Company believes that other factors, including its’ reputation, long service history and strong customer relationships are more important than pricing factors in determining the Company’s position in the market.

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

Patents

Trio-Tech holds a United States Patent granted in 1987 in relation to its pressurization humidity testing equipment. The Company also holds a United States Patent granted in 1994 on certain aspects of its Artic temperature test systems. In 2000, the Company filed, and was granted in 2001, a new United States patent (20 years) for several aspects of its new range of Artic temperature chucks. The capitalized cost of the patents was written off because of the impairment assessed by our management in fiscal 2002.

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

Employees

As of June 30, 2002, the Company had approximately 36 employees in the United States, 351 in Southeast Asia and 10 in Ireland for a total of approximately 397 employees. None of the Company’s employees are represented by a labor union. There are approximately 311 employees in the testing segment, 66 employees in the manufacturing segment and 20 in the distribution segment. Currently, as of September 6, 2002, there are approximately 391 employees.

ITEM 2— PROPERTIES

The Company believes that its existing facilities are adequate and suitable to meet the Company’s needs for the foreseeable future. From time to time contractual agreements arise and the Company believes that it has anticipated future needs.

The following table sets forth information as to the location and general character of the principal manufacturing and testing facilities of the Registrant:

Location	Principal Use/Segment	Approx. Sq. Ft. Occupied	Owned (O) or Leased (L) Expiration Date
14731 Califa Street	Headquarters/	10,000	(L) Jan. 2005
Van Nuys, CA 9l411	Testing/Manufacturing

6951-A Via Del Oro	Manufacturing	15,000	(L) Feb. 2004
San Jose, CA 95119

Abbey Road	Testing	18,400	(O)
Deansgrange Co.
Dublin, Ireland

1004, Toa Payoh North, Singapore
HEX 07-01/07,	Testing	6,833	(L) Sept. 2003
HEX 03-01/03,	Testing/Manufacturing	2,959	(L) Sept. 2003
HEX 03-16/17,	Testing	1,983	(L) Jul. 2002 *2
HEX 01-08/15	Testing/Manufacturing	6,865	(L) Jan. 2003 *2
HEX 01-16/17	Testing	1,983	(L) Feb. 2004
HEX 02-08/10,	Testing	2,959	(L) Aug. 2005
HEX 02-11/15	Testing	3,905	(L) Apr. 2005

1008, Toa Payoh North, Singapore
HEX 03-01/06,	Testing	7,345	(L) Feb. 2003 *2
HEX 03-09/15,	Logistics	4,435	(L) Jan. 2003 *2
HEX 03-16/18,	Distribution	5,130	(L) Jan. 2003 *2
HEX 01-08,	Power Substation	603	(L) Jun. 2003 *1
HEX 07-17/18,	Testing	4,315	(L) Nov. 2003
HEX 07-01,	Testing	3,466	(L) Jan. 2004

Plot 1A, Phase 1	Testing	49,924	(O)
Bayan Lepas Free Trade Zone
11900 Penang

327, Chalongkrung Road,	Testing	11,300	(O)
Lamplathew, Lat Krabang,
Bangkok 10520, Thailand

Lot No. B7, Kawasan MIEL	Manufacturing	24,142	(O)
Batang Kali, Phase II,
43300 Batang Kali
Selangor Darul Ehsan, Malaysia

*1
The Company built and owns a Power Substation building, which building is situated on property that the Company leases. Although the lease expires in June 2003, the Company anticipates that the landlord will offer similar terms on such lease at renewal and does not believe that material expenses will be incurred.

*2
With respect to the various leases that expire during FY 2003, the Company anticipates that the landlord will offer similar terms on each such lease at renewal and does not believe that material expenses will be incurred.

ITEM 3—LEGAL PROCEEDINGS

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

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Registrant’s common stock is traded on the American Stock Exchange under the symbol “TRT”. The following table sets forth, for the periods indicated, the range of high and low sales prices of our common stock as quoted by AMEX:

Quarter Ended	High	Low
Fiscal 2001
September 30, 2000	7.00	5.50
December 31, 2000	6.25	3.00
March 31, 2001	4.50	3.13
June 30, 2001	3.70	3.00

Fiscal 2002
September 30, 2001	4.02	2.96
December 31, 2001	3.26	2.48
March 31, 2002	3.25	2.50
June 30, 2002	3.06	2.65

Fiscal 2003
July 1, 2002 to
September 6, 2002	2.65	1.90

There were approximately 609 shareholders of record of our common stock as of September 6, 2002. Approximately 2,115,528 shares are held by Cede and Co., a clearinghouse that holds stock certificates in “street” name for an unknown number of shareholders.

The Company has never declared any cash dividends on its common stock. Any future determinations as to cash dividends will depend upon the earnings and financial position of the Company at that time and such other factors as the Board of Directors may deem appropriate. It is anticipated that no dividends will be paid to holders of common stock in the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders (1) Company's 1988 Stock Option Plan	27,000	$3.6670	-0-
(2) Company's 1998 Stock Option Plan	250,500	$4.5215	49,500
(3) Directors Stock Option Plan	197,000	$4.0253	103,000
Equity compensation plans not approved by security holders options granted outside of plan:	0	$0.0000	0

Total	474,500	$4.2668	152,500

ITEM 6—SELECTED FINANCIAL DATA

	June 30, 2002	June 30, 2001	June 30, 2000	June 30, 1999	June 30, 1998
	(In thousands except share and per share amounts)
Consolidated Statements of Income
Net sales	$19,617	$36,133	$26,943	$21,181	$21,852
Income (loss) from Operations	(3,609)	1,072	1,310	(207)	969
Net (Loss) Income	(3,547)	1,163	1,034	195	831
Net income per share :
Basic	(1.21)	0.40	0.37	0.07	0.34
Diluted	(1.21)	0.39	0.36	0.07	0.33
Weighted average common shares outstanding
Basic	2,928	2,884	2,759	2,745	2,413
Diluted	2,928	3,006	2,895	2,757	2,484
Consolidated Balance Sheets
Current assets	$13,405	$15,501	$17,279	$12,723	$14,036
Current liabilities	6,486	7,599	8,349	5,934	7,439
Working capital	6,919	7,902	8,930	6,789	6,597
Total assets	19,075	24,150	22,712	18,932	19,331
Long-term debt and capitalized leases	986	1,745	586	962	426
Shareholders' equity	$8,618	$11,609	$10,448	$9,051	$8,763

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements, including the related notes thereto, and other financial information included herein. In addition, in order to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we hereby notify our readers that the factors set forth in “Note Concerning Forward-Looking Statements” prior to “Part I—Item 1—Business” on page 3 hereof and “Certain Factors that May Affect Our Future Results” as set forth below in this Item 7, as well as other factors, in the past have affected and in the future could affect our actual results, and could cause our results for future periods to differ materially from those expressed in any forward looking statements made by or on our behalf, including without limitation those made in this report. In addition, past operating results are not necessarily indicative of the results to be expected in future periods.

Overview

Founded in 1958, Trio-Tech International provides third-party semiconductor testing and burn-in services primarily through its laboratories in Southeast Asia. The Company also designs, manufactures and markets equipment and systems used in the testing and production of semiconductors at its facilities in California and Southeast Asia, and distributes semiconductor processing and testing equipment manufactured by others. The following table set forth our revenue components for the past three years

Revenue Components

	Year Ended
	June 30, 2002	June 30, 2001	June 30, 2000
Net Sales:
Testing	45.58%	30.75%	28.66%
Manufacturing	25.60	51.11	49.68
Distribution	28.82	18.14	21.66

Total	100.00%	100.00%	100.00%

Geographically, we operate in the U.S., Singapore, Malaysia, Thailand, and Ireland. Our customers are mainly concentrated in Southeast Asia and they are either semiconductor chip manufacturers or testing facilities (who purchase our testing equipment.). Our revenue is heavily concentrated on two major customers (See Business section and Note 13 to the financial statements for reference).

Our cost of sales is made up of the cost of materials used, obsolescence costs, labor, depreciation, utilities (which is our major part of consumption for testing services), and overhead relating to manufacturing, testing and distribution.

Our expenses can be classified into three general categories: selling expense, general and administrative expense, and research and development expense. Selling expenses include expenses for payroll and payroll taxes for employees working in the selling department, advertising, insurance, utilities and other expenses directly related to selling activities. General and administrative expenses include management payroll, property taxes, rental expense, depreciation of fixed assets used by the management function, utilities, employee fringe benefits, office supplies, travel and entertainment, professional expense, outside services and other expenses related to management and administration processes. Research and development expense includes payroll and payroll tax, travel, and any other expenses that are directly related to the research activities.

Critical Accounting Policies

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated financial statements

Use of Estimates

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and judgments that significantly affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The Company regularly evaluates these estimates, including those related to inventory valuation, revenue recognition and income taxes. These estimates are based on historical experience and on assumptions that are believed by management to be reasonable under the circumstances. Actual results may differ materially from these estimates, which may impact the carrying values of assets and liabilities.

Inventory Valuation

We value our inventories at the lower of cost or market. We write down inventories for unsalable, excess or obsolete raw materials, work-in-process and finished goods by charging such write-downs to cost of sales. In addition to write downs based on newly introduced parts, statistical and judgmental assessments are calculated for the remaining inventory based on salability and obsolescence.

Revenue Recognition

Revenue from product sales made to customers is recognized when the risk of loss for the product sold passes to the customer and any right of return can be quantified, which is generally when goods are shipped or upon the completion of services. The Company estimates an allowance for sales returns based on historical experience with product returns. Testing revenue is recognized when the services are provided.

Income Tax

We account for income taxes in accordance with Statement of Financial Accounting Standards No 109, “Accounting for Income Taxes” (“SFAS No. 109”). SFAS No. 109 requires an entity to recognize deferred tax liabilities and assets. Deferred tax assets and liabilities are recognized for the future tax consequence attributable to the difference between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are measured using the enacted tax rate expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date.

Our foreign subsidiaries are subject to income taxes in the regions where they operate. Because of the different income tax jurisdictions, the taxable income generated in foreign countries will not offset the net loss generated in the U.S. Therefore, we always incur certain income tax expenses in any fiscal year.

For US income tax purposes, no provision has been made for US taxes on undistributed earnings of overseas subsidiaries, with which the Company intends to continue to reinvest. It is not practicable to estimate the amount of additional tax that might be payable on the foreign earnings if they were remitted as dividends, were lent to the Company, or if the Company should sell its stock in the subsidiary. However, the Company believes that US foreign tax credits and net operating losses available would substantially eliminate any additional tax effects.

Impairment of Long-Lived Assets

The Company reviews long-lived assets such as goodwill and fixed assets for possible impairment whenever, in managements’ estimate, circumstances indicate that the carrying amount may not be recoverable, in terms of SFAS No. 121. To the extent the carrying value of the asset exceeds its fair value, which is determined using undiscounted cash flows, a write down to fair value is made and a charge is recorded against operations.

Year Ended June 30, 2002 (“2002”) Compared to Year Ended June 30, 2001 (“2001”)

Sales

Net sales decreased by $16,516 or 45.7% from $36,133 in 2001 to $19,617 in 2002, due to the global downturn in the semiconductor industry and world economic conditions. However, we believe our backlog by quarter in 2002 indicates signs of possible recovery in the first half of our 2003 fiscal year.

Geographically, net sales into and within the United States decreased $3,170 or 28.2% from $11,253 in 2001 to $8,083 in 2002. The decrease was attributable to a downturn in sales of burn-in-boards, Artic Temperature Controlled Chucks and wet process benches. Net sales within Southeast Asia decreased $8,396 or 44.4% from $18,489 in 2001 to $10,093 in 2002 mainly due to lower manufacturing and distribution volumes. Net sales for Europe decreased $5,282 or 78.1% from $6,761 in 2001 to $1,479 in 2002. This decrease was due primarily to a decline in demand for testing services, which occurred when several large customers moved from Europe to Southeast Asia. We have managed to recapture some of this business in Southeast Asia, due to the fact that our testing services were already established in regions to where the customers relocated.

The Manufacturing Segment sales decreased $13,446 or 72.8% from $18,468 in 2001 to $5,022 in 2002 due to conservative capital spending by OEM’s for the Artic Temperature Controlled Chunks, wet process benches and the COBIS-II Burn-in Board Systems. The Testing Services Segment sales, Company-wide, decreased $2,170 or 19.5% from $11,112 in 2001 to $8,942 in 2002 due to the further downturn in global economic conditions which has created a tough and competitive environment. However, even in this environment our Testing Segment was able to secure contracts for its newly developed Hybrid Burn-in (HBI) and Smart-Burn-In (SBI) technology in its new facilities in Singapore. The Distribution Segment decreased $900 or 13.7% from $6,553 in 2001 to $5,653 in 2002. This segment is dependent on the capital expenditure plans of our customers, which remains weak.

Cost of Sales

The Company’s cost of sales varies depending on the mix of sector and geographic sales and deceased $10,823 or 40.5% from $26,749 in 2001 to $15,926 in 2002. As a percentage of sales, the cost of sales increased 7.2% from 74% in 2001 to 81.2% in 2002. This increase in cost of sales, as a percentage of sales, was mainly due to an inventory write down of $511 and certain costs that remained fixed. The increase was also due to the decline in sales and change in the sales and product mix.

Operating Expenses

Operating expenses decreased by $1,012 or 12.2% from $8,312 in fiscal 2001 to $7,300 in fiscal 2002. As a percentage of total revenue, our operating expenses in fiscal 2002 increased from 23% in fiscal 2001 to 37% in fiscal 2002, due mainly to the decrease in our total revenue and recording of impairment losses relating to fixed assets and intangible assets.

General and Administrative

General and Administrative (“G&A”) expenses decreased by $1,998 or 32.6% from $6,136 in 2001 to $4,138 primarily due to the implementation of cost cutting measures and a reduction in amortization of intangibles through asset impairment. These cost-cutting measures consisted of (1) reducing headcount and related expenses such as payroll and payroll-related costs such as bonuses which has been accomplished through layoffs, reduction in management, shortened work weeks, salary reductions and periodical closures (2) reducing plant capacity by moving to smaller facilities and (4) reducing insurance, travel and other miscellaneous expenses. As a percentage of sales, G&A increased by 4.1% from 17% in 2001 to 21.1% in 2002 due to certain expenses that are fixed and thus do not decrease even though sales decreased.

Selling Expenses

Selling expenses decreased by $678 or 35.5% from $1,911 in 2001 to $1,233 in 2002 due to reduction in volume-related expenses such as commissions. As a percentage of sales, selling expenses increased 1% from 5.3% in 2001 to 6.3% in 2002 due to certain fixed cost elements included in selling expenses.

Research and Development

Research and Development increased by $115 or 53.2% from $216 in 2001 to $331 in 2002. This increase is primarily due to management’s decision to invest in research and development to improve its Automated Wet Benches. The Company produced several new systems that allow photo resist stripping, rinsing and drying, all in a single process chamber. Other tools under development include a sophisticated plating tool and an advanced chemical dispensing tool that utilizes ozone injection systems for organic cleaning of silicon wafers.

Impairment loss

In 2002, the Company recorded an impairment loss of approximately $1,631 based on its examination of estimated undiscounted future cash flows, which are generated by the subsidiaries where certain long-lived assets (goodwill and certain fixed assets) were used. The impairment of $1,631 consisted of (1) $393 in goodwill, related to the Company’s acquisition of manufacturing product lines in the United States; (2) $121 in intangibles, used in its manufacturing segment (within the United States); and $1,117 of fixed assets, consisting of machinery and equipment, furniture and fixtures, leasehold improvements, and demonstration (54% pertaining to the Southeast Asia Testing Segment and 46% pertaining to the United States Manufacturing Segment). The Testing Segment incurred a one time impairment of $603, of which $534 of impairment was a write down because of obsolescence due to a new generation of burn-in technology known as HBI (Hybrid Burn-in) and SBI (Smart Burn-in).

Gain/(Loss) on Sale of Property, Plant and Equipment

The gain on sale of property, plant and equipment increased by $82 from a loss of $49 in 2001 to income of $33 in 2002 due to a gain on disposal of assets, mainly in Malaysia.

Income (Loss) from Operations

For segment reporting purposes, the loss from operations in our manufacturing segment increased by $3,887 from a loss of $197 in fiscal 2001 to a loss of $4,084 in fiscal 2002, due to eroding margins and a decrease in sales of the Artic Temperature Controlled Chunks, Semi-automatic Wet Process Benches and the COBIS-II Burn-in Board. The Manufacturing Segment also included a one-time impairment charge of $1,028 to write down intangible assets and fixed assets based on the estimated undiscounted cash flow generated through where these intangible assets and fixed assets were used.

Income from operations in our Testing Services Segment increased by $28 or 3.8% from $743 in fiscal 2001 to $771 in 2002 due to the rapid implementation of cost saving measures during a decline in demand. The Testing segment also incurred a one-time impairment charge of $534 related to a write-down in fixed assets due to a new generation of burn-in technology.

Income (loss) from operations in our distribution segment decreased by $445 from income of $390 in 2001 to a loss of $55 in 2002 due to the tough and competitive environment, which reduced our sales and changed our product mix.

Corporate operating income was reduced from operating income of $136 in 2001 to an operating loss of $241 in 2002 due to the amount of overhead being charged on lower sales volumes.

Interest Expenses

Interest expense increased by $8 or 4%, from $199 in 2001 to $207 in 2002, due to increases in lines of credit, capitalized leases and financing activity for capital expenditures.

Other Income (Expense)

Other income decreased by $419 or 55.5% from $755 in 2001 to $336 in 2002. Other income during 2002 was made up mainly of (1) interest income of $182, (2) rental income of $90, (3) royalties from sale of RTE product line of $25 and, (4) miscellaneous income for $39. The decrease in other income from 2001 to 2002 was due to lower interest, lower rental income and the Company’s reversal of an accrual of $295 during 2001 for the settlement of a civil action.

Income Tax

Current income tax expense for fiscal 2002 was approximately $33, a decrease of $393 compared to the current income tax expense of $426 for fiscal 2001. The decrease in current income tax expense for fiscal 2002 was due mainly to the net loss of $3,611 generated in the U.S. compared to the net loss of $154 in fiscal 2001 in the U.S., representing a significant increase in the loss of $3,457. Minor operating losses of $102 were incurred in Thailand and Ireland for fiscal 2002, whereas the income before income taxes of $283 in Singapore and Malaysia was offset by the loss of $50 resulting in income before income taxes of $131 generated by operations conducted in foreign countries, compared to the income before income taxes of $1,782 for fiscal 2001, representing a decrease of $1,651, a significant decrease in income before income taxes generated in foreign countries.

Regarding the deferred portion of income tax expense, we incurred a deferred income tax expense of $20 in Singapore for fiscal 2002 compared to a deferred income tax benefit of $71 available in Singapore for fiscal 2001. The deferred income tax expense in 2002 arose as a result of the timing differences related to the recording of depreciation expense for book and tax purposes.

Because the net loss incurred in the U.S did not offset the taxable income in Singapore and Malaysia, we still incurred a total income tax expense of $53 for fiscal 2002 including changes in deferred income tax assets and liabilities, comparing to a total income tax expense of $355 for fiscal 2001, a decrease of $302 or 85.1%. Due to the fact that we paid foreign income taxes and had a full valuation against our deferred tax assets, our effective tax rate decreased from 22% for fiscal 2001 to approximately 2% for fiscal 2002.

Net Loss

As a result of all of the factors analyzed above, the net loss attributable to common shares for the fiscal year ended June 30, 2002 was approximately $3,547, which represented a decrease of $4,710 from net income of approximately $1,163 attributed to common shares for fiscal 2001, a 405% change. Consequently, basic loss per share for fiscal 2002 decreased to a loss of $1.21 per share, from basic earnings per share of $0.40 in fiscal 2001, which represented a change of $1.61 from net income to net loss, a 405% change. Diluted loss per share for fiscal 2002 was $1.21 per share, a decrease of $1.60 per share from diluted earnings per share of $0.39 for fiscal 2001.

Year Ended June 30, 2001 (“2001”) Compared to Year Ended June 30, 2000 (“2000”)

Sales

Net sales increased by $9,190 or 34.1% from $26,943 in 2000 to $36,133 in 2001, as we were able to stay ahead of the current downturn in the semiconductor cycle due to our established customer base.

Geographically, net sales in the United States decreased $3,179 or 22.0% from $14,432 in 2000 to $11,253 in 2001. The decrease was attributable to Wet Benches that were exported to Europe. Net sales for the Southeast Asia operations increased $8,368 or 82.7% from $10,121 in 2000 to $18,489 in 2001 due mainly to higher manufacturing and testing volumes. Net sales for Europe increased $3,868 or 133.7% from $2,893 in 2000 to $6,761 in 2001. The increase was due primarily (1) to an increase of $321 in testing and (2) an increase in Wet Bench exports.

The Manufacturing Segment sales increased $5,107 or 38.2% from $13,361 in 2000 to $18,468 in 2001 due to higher volumes of the Artic Temperature Controlled Chucks and the COBIS-II Burn-in Board Systems. The Testing Services Segment sales increased $3,389 or 43.9% from $7,723 in 2000 to $11,112 in 2001 due to the introduction of the new HBI technology and the achievement of the QS 9000 certification. The Distribution Segment increased $694 or 11.8% from $5,859 in 2000 to $6,553 in 2001 due to a slight increase in demand for test equipment and a change in selling emphasis between existing products.

Cost of Sales

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

Operating Expenses

Operating expenses increased by $2,526 or 43.7% from $5,786 in 2000 to $8,312 in 2001. This increase is consistent with the increase in our total revenue for fiscal 2001. As a percentage of revenue, our operating expense increased by 1.5% from 21.5% in 2000 to 23.0% in 2001 due to the increase on our total revenue in fiscal 2001.

General and Administrative

General and Administrative (“G&A”) expenses increased by $1,566 or 34.3% from $4,570 in 2000 to $6,136 primarily due to increases in headcount and related expenses such as payroll and payroll related costs, bonuses, travel and entertainment, insurance and increased depreciation on office equipment and vehicles. Other increases included the plant expansion in Southeast Asia and the relocation expenses related thereto. As a percentage of sales, G&A was consistent at 17% for fiscal 2001 and fiscal 2000.

Selling Expenses

Selling expenses increased by $91 or 5% from $1,820 in 2000 to $1,911 in 2001 due to increases in commissions along with the increase in our total revenue. As a percentage of total revenue, selling expenses decreased 1.5% from 6.8% in 2000 to 5.3% in 2001 due to the increase in total revenue.

Research and Development

Research and Development increased by $11 or 5.4% from $205 in fiscal 2000 to $216 in fiscal 2001. This increase is primarily due to increased payroll and payroll related costs and supplies offset by decreased travel to Original Equipment Manufacturers (OEM’s).

(Gain)/Loss on Disposal of Property, Plant and Equipment

The net loss on disposal of property, plant and equipment during fiscal 2001 was $49 and related to the sale of one of the Company’s Singapore facilities. The loss was immaterial compared to the net gain of $809 realized in fiscal 2000.

Income from Operations

For segment reporting purposes, income from operations from the manufacturing segment decreased by $315 or 266.9% from a profit of $118 in fiscal 2000 to a loss of $197 in fiscal 2001 due to a change in the product mix.

Income from operations in the testing services segment decreased $460 or 38.2% from $1,203 in fiscal 2000 to $743 in fiscal 2001 due to the closure of the testing facility in Kuala Lumpur.

Income from operations in the distribution segment increased by $712 or 221.1% from a loss of $322 in fiscal 2000 to income of $390 in fiscal 2001 due to a change in sales mix from lower margin equipment to more profitable new technology products.

Corporate operating profit was reduced by $175 or 56.3% from $311 in fiscal 2000 to $136 in fiscal 2001 due to reductions in overhead charged through to divisions and subsidiaries in order to afford divisions and all subsidiaries greater control locally.

Interest Expense

Interest expense increased in 2001 by $107 or 116.3%, from $92 in fiscal 2000 to $199 in fiscal 2001, due to increases in lines of credit, capitalized leases and financing activity for capital expenditures.

Other Income

Other income has increased by $448 or 145.9% from $307 in fiscal 2000 to $755 in fiscal 2001 primarily due to costs in 2000 associated with the closure of our Kuala Lumpur facility. The Company also reversed an accrued liability of $295 during 2001 that was held for the settlement of the civil action, in which the Company was named along with 106 other defendants that alleged that they may have caused or contributed to soil and underground contamination, which was subsequently dismissed

Income Tax

Current income tax expense for fiscal 2001 was approximately $426, an increase of $458 compared to the current income tax benefit of $32 for fiscal 2000. The increase in current income tax expense for fiscal 2001 was due mainly to the income before income taxes of $1,782 generated by foreign operations, compared to income before income tax of $1,254 generated by foreign operations in fiscal 2000 , representing a significant increase in the income before income taxes generated by foreign operations of $528. The operating loss of $154 incurred in the U.S. for fiscal 2001 decreased from income before income taxes of $271 in fiscal 2000 in the U.S., resulting in a decrease in income of $425, a significant decrease in income generated in the U.S.

Regarding the deferred portion of income tax expense, we reported a deferred income tax benefit of $71 in Singapore for fiscal 2001 compared to a deferred income tax expense of $138 incurred in Singapore for fiscal 2000 because the deferred income tax liability in Singapore was over-accrued in fiscal 2000 and reversed in fiscal 2001.

Because the net loss incurred in the U.S did not offset the taxable income in foreign countries, we still incurred a total income tax expense of $355 for fiscal 2001 including changes in deferred income tax assets and liabilities, comparing to a total income tax expense of $106 for fiscal 2000, an increase in the expense of $249 or 235%. Due to the fact that we paid foreign income taxes and had a full valuation against our deferred tax assets, our effective tax rate increased from 7% for fiscal 2000 to approximately 22% for fiscal 2001.

Net Income

As a result of all of the factors analyzed above, the net income attributable to common shares for fiscal 2001 was approximately $1,163, which represented an increase of $129 from net income of approximately $1,034 attributable to common shares for fiscal 2000, an 11% change. Consequently, basic earnings per share of $0.37 for fiscal 2000 increased to $0.40 for fiscal 2001, which represented an increase of $0.03, a 8% change. Diluted earnings per share increased by $0.03 or 8% from $0.36 per share for fiscal 2000 to $0.39 per share in fiscal 2001.

Liquidity and Capital Resources

We had working capital (defined as current assets minus current liabilities) of approximately $6,919 as of June 30, 2002, which represented a decrease of approximately $983 compared with working capital of $7,902 as of June 30, 2001, a 12.4% decrease. Historically, the Company had positive working capital for the eight fiscal years prior to the fiscal year ended June 30, 2002. We believe that the Company has the ability to maintain positive working capital in the near future.

The Company’s credit rating provides ready and ample access to funds in global capital markets. At June 30, 2002, the Company had available short-term lines of credit totaling $7,668 of which $6,441 was unused.

Entity with Facility	Type of facility	Interest Rates	Credit Limit	Unused portion
Trio-Tech Malaysia	Line of Credit	6.80%	$40	$40
Trio-Tech Kuala Lumpur	Line of Credit	6.80%	50	50
Trio-Tech Singapore	Line of Credit	7.00%	2,548	2,407
Trio-Tech Singapore	Line of Credit	6.25%	4,530	3,819
Trio-Tech International	Line of Credit	5.75%	500	125

			$7,668	$6,441

The above line of credit ($500 used and $125 unused at June 30, 2002) available to Trio-Tech International in the U.S. expired in December 2001. We applied to renew this line of credit with a commercial bank and the bank is still in the document processing stage as of the reporting date.

Even though the Company suffered a significant net loss in the fiscal year ended June 30, 2002, management of the Company still believes that the Company has the economic wherewithal to satisfy its cash needs for the next twelve months plus one day as a going concern business. Management’s belief is based, in part, on the following: (1) we have a fixed cash deposit of approximately $5.9 million (of which approximately $4.7 million is available immediately); (2) we had backlog of $7.9 million as of June 30, 2002 (current backlog of $6,617 at September 6, 2002); (3) our accounts receivable turnover ratio is approximately 4.6 times per year (78 days of sales in accounts receivable) in fiscal 2002; (4) our financing facilities available as of June 30, 2002 were approximately $6.3 million upon which we are able to draw at any time; and (5) our efforts in fiscal 2002 to cut costs and expenses were effective. These cost cutting measures consisted of (1) reducing headcount and related expenses such as payroll and payroll-related costs such as bonuses which has been accomplished through layoffs, reduction in management, shortened work weeks, salary reductions and periodical closures (2) reducing plant capacity by moving to smaller facilities and (4) reducing insurance, travel and other miscellaneous expenses. We anticipate that the costs and expenses in fiscal 2003 will be lower than those in fiscal 2002 and, accordingly, cash disbursement needs should be lower also. However, we cannot provide any assurance that costs and expenses in fiscal 2003 or thereafter will not be higher than those in fiscal 2002.

The following contractual obligations servicing table describes our overall future cash obligations based on various contracts in the next five years:

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Lines of Credit	$1,227	$1,227	$0	$0	$0
Notes Payable	1,426	785	567	65	9
Capital Leases	784	429	262	93	0
Operating leases	1,092	622	466	4	0

	$4,529	$3,063	$1,295	$162	$9

Fiscal 2002

Net cash used in operating activities during the year ended June 30, 2002 was $1,718 compared to net cash of $5,062 provided by operating activities during the year ended June 30, 2001. The downward change of approximately $6,780 or 133.9% reflects the fact that our operating cash flow was significantly affected by the economic downturn and decrease in capital investment demand from semiconductor industry. The $1,718 of net cash used in operating activities in fiscal 2002 was primarily attributable to net loss of $3,547 and a decrease of $2,396 in accounts payable and accrued liabilities, respectively. The cash flow from our accounts receivable in fiscal 2002 was only $275 compared to $1,611 in fiscal 2001, a change of 82.9% reflecting the fact that our total revenue in fiscal 2002 decreased and accounts receivable turnover times decreased. The cash flow from our inventory was only $409 compared $804 in fiscal 2001 reflecting the fact that our inventory turnover times decreased. In fiscal 2002, the larger item for one-time non-cash item was attributed to impairment loss of $1,631, which did not incur in fiscal 2001.

Net cash provided by investing activities during fiscal 2002 was $1,106 compared to $7,202 used by investing activities in fiscal 2001. The change was a swing of $8,308, or 115.4%. The net cash provided by investing activities was due mainly to the decrease of $2,002 in short-term deposits, compared to the increase in short-term deposits of $2,541 in fiscal 2001, reflecting a swing of $4,543 or a change of 178.8%. In fiscal 2002, our capital expenditures were $919 which related to the investment in testing segment covering Southeast Asia, Ireland, and the U.S. Compared to the capital expenditure of $4,451 in fiscal 2001, we reduced our investment by $3,532 or by 79.4% as a result of economic downturn. We increased our investment in marketable securities by $120 in fiscal 2002 comparing to $0 in fiscal 2001.

Net cash provided by financing activities during fiscal 2002 was $371, reflecting a decrease of $1,145 or 75.5% compared to $1,516 provided by financing activities during fiscal 2001. The cash outflow in financing activities included $1,976 of payments on lines of credit, long-term debts and capital lease obligations which was offset by a cash inflow of $2,347 from additional borrowing under lines of credit and long term debt. In fiscal 2001 proceeds under long-term debt borrowings and the lines of credit were $2,858 compared to payments on lines of credit, long-term debt and capitalized lease obligations of $1,698 Additionally, $356 was received in fiscal 2001 from the issuance of common stock, of which there were no common stock issuances in fiscal 2002.

Approximately $3,090 of cash deposits are held in the Company’s 55% owned Malaysian subsidiary. $488 of this cash is denominated in the currency of Malaysia. On September 1, 1998, the government of Malaysia announced its intention to limit the movement of certain cash balances denominated in Malaysian currency. The $488 is currently available for movement, as the Central Bank of Malaysia has authorized $1,800 for movement and the Company has previously utilized $358 of this authorization. During 2001, limits on the movement of cash balances were removed. In addition, approximately $3,161 is available as dividend (after making deductions for income tax) pursuant to Malaysian regulations in force from July 1, 2000. There is an additional amount of $2,083 that is used as collateral for the Singapore credit facility.

Fiscal 2001

Net cash provided by operating activities during the year ended June 30, 2001 was $5,062 compared to $1,164 provided by operating activities during the year ended June 30, 2000. The change was an increase of $3,898 and 334.9%. The cash flow provide by operating activities in fiscal 2001 was mainly related to net income of $1,163 and a decrease of $1,611 in accounts receivables, $804 in inventories and $683 in other receivables, respectively. Comparing to cash decrease of $1,677 in fiscal 2000, cash collection of $1,611 in accounts receivable in fiscal 2001 was much better reflecting a swing of $3,288 or a change of 196.1%. We built up our inventory in fiscal 2000 by an increase of $943 in the ending inventory whereas we reduced our inventory in fiscal 2001 by $804, reflecting a swing of $1,747 or a change of 185.3%. We reduced our other receivable by $683 in fiscal 2001 comparing to an increase of $563 in other receivable in fiscal 2000, reflecting a swing of $1,246 or a change of 213.7%. However, the largest cash outflow in fiscal 2001 was $1,096 in accounts receivable and accrued liabilities comparing to an increase of $2,437 in accounts payable and accrued liabilities in fiscal 2000, which indicated that we paid all accounts payable and liabilities in fiscal 2001 by using the ample cash inflow analyzed above.

Net cash used in investing activities during fiscal 2001 was $7,202 compared to $549 used in investing activities during fiscal 2000. The net cash used in investing activities was due mainly to two reasons: (1) capital expenditures of $4,451 which included a Power Sub-station and enhanced air conditioning for its new HBI Test facilities in Southeast Asia coupled with investment in the European Operations Test Equipment and U.S. Operations for Manufacturing equipment, and (2) an increase in cash deposits of $2,541. Comparing to capital expenditure of $1,327 in fiscal 2000, the capital expenditure of $4,451 in fiscal 2001, representing an increase of $3,124 or 235.4%, reflected the belief that management anticipated the increase in demand from semiconductor industry. The increase in short-term deposit in fiscal 2001 just presented that we had extra cash in hand, which would be used in fiscal 2002.

Net cash provided by financing activities during fiscal 2001 was $1,516 compared to $138 used in financing activities in fiscal 2000. The change was a swing of $1,654 or 1,198.6%. The cash outflow from financing activities included $1,698 of payments on lines of credit, long-term debts and capital lease obligations, and was offset by a cash inflow of $2,858 from additional borrowing under lines of credit and long-term debts compared to payments of $677 in fiscal 2000 and additional borrowings of $126 in fiscal 2001. In addition, certain option holders exercised their options in fiscal 2001. Consequently, we received proceeds of $356 in fiscal 2001 comparing to proceeds of $413 in fiscal 2000. Issuing shares of common stock provided us with additional cash sources in both fiscal 2001 and 2000.

Recently Issued Accounting Pronouncements

In July 2001, the Financial Standards Board (“FASB”) issued Financial Accounting Standards (“SFAS”), No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 replaces Accounting Principles Board Opinion No. 16 (APB No. 16), “Business Combination,” and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS No. 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. Upon adoption of SFAS No. 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 ceased, and intangible assets acquired prior to July 1, 2001 that did not meet the criteria for recognition under SFAS No. 141 were required to be reclassified to goodwill. Companies are required to adopt SFAS No. 142 for fiscal years beginning after December 15, 2001. In connection with the adoption of SFAS No. 142, companies will be required to perform a transitional goodwill impairment assessment. The Company adopted SFAS No. 142 for the fiscal year commencing July 1, 2002. During the year ended June 30, 2002, the Company wrote off all of the outstanding balance of approximately $393 of goodwill. During the years ended June 30, 2002 and 2001, goodwill amortization totaled approximately $NIL and $34.

In June 2001, Financial Accounting Standard Board issued Statement of Financial Accounting Standards, No. 143, “Accounting for Asset Retirement Obligations,” (“SFAS No. 143”). FAS No. 143 is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 requires that any legal obligation related to the retirement of long-lived assets be quantified and recorded as a liability with the associated asset retirement cost capitalized on the balance sheet in the period it is incurred when a reasonable estimate of the fair value of the liability can be made. The Company believes the adoption of this statement will have no material impact on its consolidated financial statements.

In August 2001, Financial Accounting Standard Board issued Statement of Financial Accounting Standards, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”). SFAS No. 144 supersedes SFAS No. 121 and is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 provides a single, comprehensive accounting model for impairment and disposal of long-lived assets and discontinued operations. The Company does not expect that the adoption of SFAS No. 144 will have significant impact on its consolidated financial statements.

In April 2002, Financial Accounting Standard Board issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. Adoption of this standard will not have any immediate effect on the Company’s consolidated financial statements. The Company will apply this guidance prospectively.

In June 2002, Financial Accounting Standard Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a companys commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. The provisions of SFAS 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect that the adoption of this standard will have any immediate effect on its consolidated financial statements.

CERTAIN RISKS THAT MAY AFFECT OUR FUTURE RESULTS

We hereby caution stockholders, prospective investors in Trio-Tech International and other readers that the following important factors, among others, in some cases have affected, and in the future could affect, our stock price or cause our actual results for the fiscal year ending June 30, 2002 and future fiscal years and quarters to differ materially from those expressed in any forward-looking statements, oral or written, made by or on behalf of us.

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

Unfavorable changes in these or other factors could materially and adversely affect our financial condition or results of operations. We may not be able to generate revenue growth and any revenue growth that is achieved may not be sustained. Our business, results of operations and financial condition would be materially adversely affected if operating expenses increase and are not subsequently followed by increased revenues. Although through the fourth quarter of 2001 we had reported profits for twenty-eight consecutive quarters, we were not be able to sustain such profitability for the past four quarters.

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

Our dependence on international sales involves significant risk

Sales and services to customers outside the United States accounted for approximately 59%, 69% and 46% of our net revenues for fiscal 2002, 2001 and 2000, respectively. Approximately 51%, 51% and 38% of our net revenues in fiscal 2002, 2001 and 2000, respectively, were generated from business in Southeast Asia. We expect that our non-U.S. sales and services will continue to generate the major part of our future revenues. Testing services in Southeast Asia were performed primarily for American companies, and to a lesser extent German companies, selling products and doing business in that region. International business operations may be adversely affected by many factors including fluctuations in exchange rates, imposition of government controls, trade restrictions, political, economic and business events and social and cultural differences.

We may incur losses due to foreign currency fluctuations

Significant portions of our revenues are denominated in Singapore Dollars, Malaysian Ringitt and other currencies. Consequently, a portion of our costs, revenues and operating margins may be affected by fluctuations in exchange rates, primarily between the U.S. Dollar and such foreign currencies. We are also affected by fluctuations in exchange rates if there is a mismatch between our foreign currency denominated assets and liabilities. Foreign currency adjustments resulted in an increase of $262 to shareholders’ equity for fiscal 2002, a decrease of $358 to shareholders’ equity for fiscal 2001 and a decrease of $50 to shareholders’ equity for fiscal 2000.

We try to reduce our risk of foreign currency fluctuations by purchasing certain equipment and supplies in U.S. Dollars and seeking payment, when possible, in U.S. Dollars. However, we may not be successful in our attempts to mitigate our exposure to exchange rate fluctuations. Those fluctuations could have a material adverse effect on the Company’s financial results.

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

Intense competition can adversely affect our operating results

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

Loss, reduction or delay from significant customers could adversely affect our financial condition

The semiconductor manufacturing industry is highly concentrated, with a relatively small number of large manufacturers and assemblers accounting for a substantial portion of our revenues from product sales and testing revenues. Our experience has been that sales to particular customers may fluctuate significantly from quarter to quarter and year to year. In fiscal 2002, 2001, and 2000, sales of equipment and services to our two largest customers accounted for approximately 55%, 40%, and 28%, respectively, of our net revenues. Our ability to maintain close, satisfactory relationships with our customers is essential to our stability and growth. The loss of or reduction or delay in orders from our significant customers, or delays in collecting accounts receivable from our significant customers, could adversely affect our financial condition and results of operations.

There is a limited market for certain of our products and services

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

Acquisition and integration of new businesses could disrupt our ongoing business, distract management and employees, increase our expenses and adversely affect our business

A portion of any future growth may be accomplished through the acquisition of other entities. The success of those acquisitions will depend, in part, on our ability to integrate the acquired personnel, operations, products, services and technologies into our organization, to retain and motivate key personnel of the acquired entities and to retain the customers of those entities. We may not be able to identify suitable acquisition opportunities, obtain financing on acceptable terms to bring the acquisition to fruition or to integrate such personnel, operations, products or services. The process of identifying and closing acquisition opportunities and integrating acquisitions into our operations may distract our management and employees, disrupt our ongoing business, increase our expenses and materially and adversely affect our operations. We may also be subject to certain other risks if we acquire other entities, such as the assumption of additional liabilities. We may issue additional equity securities or incur debt to pay for future acquisition

We are not dependent on key suppliers

We have no written contracts with any of our suppliers. Our suppliers may terminate their relationships with us at any time without notice. We cannot assure you that we will be able to find satisfactory replacement suppliers or that new suppliers would not be more expensive than the current suppliers if any of our suppliers were to terminate their relationship with us.

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

Our management has significant influence over corporate decisions

Currently our officers and directors and their affiliates beneficially own 36.05% of the outstanding shares of common stock, including options held by them that are exercisable within 60 days of the date of this 10-K. As a result, they may be able to significantly influence matters requiring approval of the shareholders, including the election of directors, and may be able to delay or prevent a change in control of the Company.

We have not paid cash dividends

We have never paid any cash dividends on our common stock. We anticipate that the future earnings, if any, will be retained for use in the business or for other corporate purposes. We do not expect to pay cash dividends on our common stock in the future.

Possible dilutive effect of outstanding options and warrants

As of June 30, 2002, there were 656,165 shares of common stock reserved for issuance upon exercise of outstanding stock options and warrants. The outstanding options and warrants are currently exercisable at exercise prices ranging from $2.72 to $8.00 per share. We anticipate that the trading price of our common stock at the time of exercise of any such outstanding options or warrants will exceed the exercise price under those options and warrants. Thus such exercise will have a dilutive effect on our shareholders.

The market price for our common stock is subject to fluctuation

The trading price of our common stock has from time to time fluctuated widely. The trading price may similarly fluctuate in the future in response to quarter-to-quarter variations in our operating results, announcements of innovations or new products by us or our competitors, general conditions in the semiconductor industry and other events or factors. In addition, in recent years, broad stock market indices in general, and the securities of technology companies in particular, have experienced substantial price fluctuations on a daily basis. Fluctuations in the trading price of our common stock may adversely affect our liquidity.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.    We do not use derivative financial instruments in our investment portfolio. Our investment portfolio is generally comprised of cash deposits. Our policy is to place these investments in instruments that meet high credit quality standards. These securities are subject to interest rate risk, and could decline in value if interest rates fluctuate and thus subject us to market risk due to those fluctuations. Due to the short duration and conservative nature of our investment portfolio, we do not expect any material loss with respect to our investment portfolio.

The outstanding aggregate principal balance on loans to us and on our lines of credit range from 5.75% to 7.25% per annum. As of June 30, 2002, the outstanding principal balance on these loans was approximately $2,653. These interest rates are subject to change and we cannot predict any increase or decrease in rates, if any.

Period ending June 30,	2003	2004	2005	2006	2007	There -after	Total	Fair Value
Loans:
denominated by Singapore Dollars	$541	$191					$732	$732
Interest rate (fixed)	6.50%	6.50%
denominated by Singapore Dollars	$203	$188	$125				$516	$516
Interest rate (variable)	7.25%	7.25%	7.25%
denominated Irish Pound	$14	$20	$22	$24	$17	$2	$99	$99
Interest rate (variable)	6.94%	6.94%	6.94%	6.94%	6.94%	6.94%
denominated Irish Pound	$27	$10	$11	$12	$12	$7	$79	$79
Interest rate (variable)	6.44%	6.44%	6.44%	6.44%	6.44%	6.44%
Line of credit:
denominated by Singapore Dollars	$141						$141	$141
Interest rate (variable)	7.00%
denominated by Singapore Dollars	$711						$711	$711
Interest rate (variable)	6.25%
denominated by U.S. Dollars	$375						$375	$375
Interest rate (variable)	5.75%

Total	$2,012	$409	$158	$36	$29	$9	$2,653	$2,653

Foreign Currency Exchange Rate Risk.    Although the majority of our sales, cost of manufacturing and marketing are transacted in U.S. dollars, significant portions of our revenues are denominated in Singapore, Malaysian and other currencies. Consequently, a portion of our costs, revenues and operating margins may be affected by fluctuations in exchange rates, primarily between the U.S. Dollar and such foreign currencies. We are also affected by fluctuations in exchange rates if there is a mismatch between our foreign currency denominated assets and liabilities. Foreign currency adjustments resulted in an increase of $262 to shareholders’ equity for fiscal 2002, a decrease of $358 to shareholders’ equity for fiscal 2001 and $50 to shareholders’ equity for fiscal 2000.

We try to reduce our risk of foreign currency fluctuations by purchasing certain equipment and supplies in U.S. Dollars and seeking payment, when possible, in U.S. Dollars. However, we may not be successful in our attempts to mitigate our exposure to exchange rate fluctuations. Those fluctuations could have a material adverse effect on the Company’s financial results.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this item is included in the Company’s consolidated financial statements beginning on page 28 of this Annual Report on Form 10-K.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL                   DISCLOSURE

None

PART III

The information required by Items 10 through 13 of Part III of this Form 10-K is hereby incorporated by reference from the Company’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2002.

ITEM 14—CONTROLS AND PROCEDURES

Not applicable

PART IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1 and 2)  FINANCIAL STATEMENTS AND SCHEDULES:

The following financial statements, including notes thereto and the independent auditors’ report with respect thereto, are         filed as part of this Annual Report on Form 10-K, starting on page 28 hereof:

1.  Independent Auditors’ Report

2.  Consolidated Balance Sheets

3.  Consolidated Statements of Income and Comprehensive Income

4.  Consolidated Statements of Shareholders’ Equity

5.  Consolidated Statements of Cash Flows

6.  Notes to Consolidated Financial Statements

(b)  REPORTS ON FORM 8-K:

The Company did not file any reports on Form 8-K during the quarter ended June 30, 2002.

(c)  EXHIBITS:

Number	Description

3.1	Articles of Incorporation, as currently in effect. [Previously filed as Exhibit 3.1 to the Annual Report on Form 10-K for June 30, 1988.]

3.2	Bylaws, as currently in effect. [Previously filed as Exhibit 3.2 to the Annual Report on Form 10-K for June 30, 1988.]

4.1	Form of Redeemable Warrants to purchase Common Stock issued in May 2000.*

10.1
Credit Facility Letter dated January 4, 2001, between Trio-Tech International Pte. Ltd. and Standard Chartered Bank. [Previously filed as Exhibit 10.9 to the Annual Report on Form 10-K for June 30, 2001.]

10.2	1998 Stock Option Plan. [Previously filed as Exhibit 1 to the Company’s proxy statement filed under regulation 14A on October 27, 1997]. **

10.3	Directors Stock Option Plan. [Previously filed as Exhibit 2 to the Company’s proxy statement filed under regulation 14A on October 27, 1997]. **

10.4	Real Estate Lease dated February 1, 1999 between Martinvale Development Company and Universal Systems. [Previously filed as Exhibit 10.12 to the Annual Report on Form 10-K for June 30, 1999.]

10.5
Real Estate Lease dated February 16, 2001 between JTC Corporation and Trio-Tech International PTE for Block 1004 Toa Payoh North #07-01/07 and #03-01/03. [Previously filed as Exhibit 10.13 to the Annual Report on Form 10-K for June 30, 2001.]

10.6
Real Estate Lease dated May 13, 1999 between JTC Corporation and Trio-Tech International PTE for Block 1004 Toa Payoh North #03-16/17. [Previously filed as Exhibit 10.14 to the Annual Report on Form 10-K for June 30, 2001.]

10.7
Real Estate Lease dated October 13, 1999 between JTC Corporation and Trio-Tech International PTE for Block 1004 Toa Payoh North #01-08/15. [Previously filed as Exhibit 10.15 to the Annual Report on Form 10-K for June 30, 2001.]

10.8
Real Estate Lease dated December 7, 2000 between JTC Corporation and Trio-Tech International PTE for Block 1004 Toa Payoh North #01-16/7. [Previously filed as Exhibit 10.16 to the Annual Report on Form 10-K for June 30, 2001.]

10.9
Real Estate Lease dated January 3, 2000 between JTC Corporation and Trio-Tech International PTE for Block 1008 Toa Payoh North #03-01/06. [Previously filed as Exhibit 10.17 to the Annual Report on Form 10-K for June 30, 2001.]

10.10
Real Estate Lease dated October 13, 1999 between JTC Corporation and Trio-Tech International PTE for Block 1008 Toa Payoh North #03-09/15 and #03-16/18. [Previously filed as Exhibit 10.18 to the Annual Report on Form 10-K for June 30, 2001.]

10.11
Real Estate Lease dated May 2, 2000 between JTC Corporation and Trio-Tech International PTE for Block 1008 Toa Payoh North #01-08. [Previously filed as Exhibit 10.19 to the Annual Report on Form 10-K for June 30, 2001.]

10.12
Real Estate Lease dated September 12, 2000 between JTC Corporation and Trio-Tech International PTE for Block 1008 Toa Payoh North #07-17/18. [Previously filed as Exhibit 10.20 to the Annual Report on Form 10-K for June 30, 2001.]

10.13
Real Estate Lease dated October 30, 2000 between JTC Corporation and Trio-Tech International PTE for Block 1008 Toa Payoh North #07-01. [Previously filed as Exhibit 10.21 to the Annual Report on Form 10-K for June 30, 2001.]

10.14	Real Estate Lease dated February 26, 2002 between JTC Corporation and Trio-Tech International PTE for Block 1004 Toa Payoh North #02-11/15. *

10.15	Real Estate Lease dated June 10, 2002 between JTC Corporation and Trio-Tech International PTE for Block 1004 Toa Payoh North #02-08/10. *

10.16	Credit Facility Letter dated November 16, 2001 and June 24, 2002, between Trio-Tech International Pte. Ltd. and Standard Chartered Bank. *

10.17	Credit Facility Letter dated July 24, 2002, between Trio-Tech International Pte. Ltd. and OCBC Bank. *

10.18	Credit Facility Letter dated May 21, 2002, between Trio-Tech (M) Sdn Bhd and HSBC Bank Malaysia Berhad *

10.19	Credit Facility Letter dated January 22, 2002, between Trio-Tech (KL) Sdn Bhd and Public Bank Berhad. *

10.20	Real Estate Lease dated November 8, 2001 between Elbar Investments, L.P. and Trio-Tech International for 14731 Califa Street, Van Nuys *

10.21	Amendment to the Directors Stock Option Plan * **

21.1	Subsidiaries of the Registrant (100% owned by the Registrant except as otherwise stated):

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

European Electronic Test Center, Ltd., A Cayman Islands Corporation

Trio-Tech Malaysia, a Malaysia Corporation (55% owned by the Registrant)

Trio-Tech Kuala Lumpur, a Malaysia Corporation (100% owned by Trio-Tech Malaysia)

Trio-Tech Bangkok, a Thailand Corporation

Trio-Tech Thailand, a Thailand Corporation

Prestal Enterprise Sdn. Bhd., a Malaysia Corporation (76% owned by the Registrant)

KTS Incorporated, dba Universal Systems, a California Corporation

23.1	Independent Auditors’ Consent (BDO International) *

23.2	Independent Auditors’ Consent (Deloitte & Touche LLP) *

99.1	Section 906 Certification. *

*	Filed electronically herewith
**	Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit to this report.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIO-TECH INTERNATIONAL

By:	/s/ VICTOR H.M. TING
VICTOR H.M. TING Vice President and Chief Executive Officer
Date:  October 8, 2002

Pursuant to the requirement of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and as of the dates indicated have signed this report below.

/S/ A. CHARLES WILSON A. Charles Wilson	Director Chairman of the Board	October 8, 2002

/S/ S. W. YONG S. W. Yong	Director Chief Executive Officer and President	October 8, 2002

/S/ VICTOR H.M. TING Victor H.M. Ting	Vice President, Chief Financial Officer and Principal Accounting Officer	October 8, 2002

/S/ JASON T. ADELMAN Jason T. Adelman	Director	October 8, 2002

/S/ RICHARD M. HOROWITZ Richard M. Horowitz	Director	October 8, 2002

/S/ WILLIAM L. SLOVER William L. Slover	Director	October 8, 2002

CERTIFICATIONS

I, S. W. Yong, certify that:

1.  I have reviewed this annual report on Form 10-K of Trio-Tech International;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a  material fact necessary to make the statements made, in light of the circumstances under which such statements were made,  not misleading with respect to the period covered by this annual report; and

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly  present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for,  the periods presented in this annual report.

Date:  October 8, 2002

S/ S. W. YONG
S. W. Yong, Chief Executive Officer and President

I, Victor H.M. Ting, certify that:

1.  I have reviewed this annual report on Form 10-K of Trio-Tech International;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a  material fact necessary to make the statements made, in light of the circumstances under which such statements were made,  not misleading with respect to the period covered by this annual report; and

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly  present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for,  the periods presented in this annual report.

Date:  October 8, 2002

S/ VICTOR H.M. TING
Victor H.M. Ting, Chief Financial Officer (Principal Financial Officer)

INDEPENDENT AUDITORS’ REPORT

Board of Directors
Trio-Tech International
Van Nuys, California:

We have audited the accompanying consolidated balance sheet of Trio-Tech International and subsidiaries (the “Company”) as of June 30, 2002, and the related consolidated statements of operations and comprehensive (loss) income, shareholders’ equity, and cash flows for the year ended June 30, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Trio-Tech International and subsidiaries as of June 30, 2002, and the results of their operations and their cash flows for the year ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

BDO INTERNATIONAL

/s/ BDO INTERNATIONAL
Singapore September 6, 2002

INDEPENDENT AUDITORS’ REPORT

Board of Directors
Trio-Tech International
Van Nuys, California:

We have audited the accompanying consolidated balance sheet of Trio-Tech International and subsidiaries (the “Company”) as of June 30, 2001 and the related consolidated statements of operations and comprehensive (loss) income, shareholders’ equity, and cash flows for the years ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Trio-Tech International and subsidiaries as of June 30, 2001 and the results of their operations and their cash flows the years ended June 30, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
/s/    DELOITTE & TOUCHE LLP

Los Angeles, California
September 7, 2001

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	Note	June 30, 2002	June 30, 2001
ASSETS
CURRENT ASSETS:
Cash	2	$1,128	$1,149
Short term deposits	2	5,906	7,693
Investments in marketable securities	2	554
Trade accounts receivable, less allowance for doubtful accounts of $174 in 2002 and 2001 respectively	2	4,148	4,432
Other receivables		527	162
Inventories, less provision for obsolete stock of $716 and $205 in 2002 and 2001 respectively	3	1,014	1,918
Prepaid expenses and other current assets		128	147

Total current assets		13,405	15,501
PROPERTY, PLANT AND EQUIPMENT, Net	4	5,593	7,534
INTANGIBLE ASSETS	5	—	526
OTHER ASSETS		77	589

TOTAL ASSETS		$19,075	$24,150

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Lines of credit	6	$1,227	—
Accounts payable		1,717	2,646
Accrued expenses	7	2,315	3,689
Income taxes payable	9	106	168
Current portion of notes payable	8	785	698
Current portion of capitalized leases	10	336	398

Total current liabilities		6,486	7,599

NOTES PAYABLE, net of current portion	8	641	1,265
CAPITALIZED LEASES, net of current portion	10	345	480
DEFERRED INCOME TAXES	9	669	649

TOTAL LIABILITIES		8,141	9,993

COMMITMENTS AND CONTINGENCIES	10
MINORITY INTEREST		2,316	2,548
SHAREHOLDERS’ EQUITY:
Common stock; no par value, authorized, 15,000,000 shares; issued and outstanding 2,927,551 shares and 2,927,596 (2002 and 2001) respectively	11	9,423	9,423
Additional paid-in capital	11	270
(Accumulated deficit ) retained earnings	11	(658)	2,889
Accumulated other comprehensive income-marketable securities	11	24
Accumulated other comprehensive loss-foreign currency	11	(441)	(703)

Total shareholders’ equity		8,618	11,609

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$19,075	$24,150

See notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(In thousands, except per share amounts)

	Year Ended
	June 30, 2002	June 30, 2001	June 30, 2000
NET SALES	$19,617	$36,133	$26,943
COST OF SALES	15,926	26,749	19,847

GROSS PROFIT	3,691	9,384	7,096

OPERATING EXPENSES:
General and administrative	4,138	6,136	4,570
Selling	1,233	1,911	1,820
Research and development	331	216	205
Impairment loss	1,631	—	—
(Gain)/loss on disposal of property, plant and equipment	(33)	49	(809)

Total	7,300	8,312	5,786

(LOSS) INCOME FROM OPERATIONS	(3,609)	1,072	1,310

OTHER INCOME (EXPENSE)
Interest expense	(207)	(199)	(92)
Other income (expense)	336	755	307

Total	129	556	215

(LOSS) INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	(3,480)	1,628	1,525

INCOME TAXES	53	355	106

(LOSS) INCOME BEFORE MINORITY INTEREST	(3,533)	1,273	1,419

MINORITY INTEREST	14	110	385

NET (LOSS) INCOME ATTRIBUTABLE TO COMMON SHARES	(3,547)	1,163	1,034

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gain on investment	24	—	—
Foreign currency translation adjustment	262	(358)	(50)

COMPREHENSIVE (LOSS) INCOME	$(3,261)	$805	$984

(LOSS) EARNINGS PER SHARE
Basic	$(1.21)	$0.40	$0.37

Diluted	$(1.21)	$0.39	$0.36

WEIGHTED AVERAGE NUMBER OF COMMON AND POTENTIAL COMMON SHARES OUTSTANDING
Basic	2,928	2,884	2,759
Diluted	2,928	3,006	2,895

See notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (IN THOUSANDS)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings/ Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total
Balance, July 1, 1999	2,741	$8,654	$0	$692	$(295)	$9,051
Exercise of stock options	21	45				45
Exercise of stock warrants	74	368				368
Net income				1,034		1,034
Translation adjustment					(50)	(50)

Balance, June 30, 2000	2,836	9,067	0	1,726	(345)	10,448
Exercise of stock warrants	43	214				214
Exercise of stock options	48	142				142
Net income				1,163		1,163
Translation adjustment					(358)	(358)

Balance, June 30, 2001	2,927	9,423	0	2,889	(703)	11,609
Stock compensation due to issuance of options			24			24
Other			246			246
Net loss				(3,547)		(3,547)
Unrealized gain on investment (net of tax)					24	24
Translation adjustment					262	262

Balance, June 30, 2002	2,927	$9,423	$270	$(658)	$(417)	$8,618

See notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

	Year Ended
	June 30, 2002	June 30, 2001	June 30, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,547)	$1,163	$1,034
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,705	1,632	1,523
Bad debt expense	66	60	34
Inventory provision	511	34	(14)
Impairment loss	1,631	—	—
Stock compensation	24	—	—
(Gain)/loss on sale of property and equipment	(33)	49	(809)
Deferred income taxes	20	(71)	138
Minority interest, net	14	(53)	210
Changes in operating assets and liabilities:
Accounts receivable, net	275	1,611	(1,677)
Other receivables	(310)	683	(563)
Inventories	409	804	(943)
Prepaid expenses and other current assets	(25)	320	(377)
Accounts payable and accrued expenses	(2,396)	(1,096)	2,437
Income taxes payable	(62)	(74)	171

Net cash (used in) provided by operating activities	(1,718)	5,062	1,164

CASH FLOWS FROM INVESTING ACTIVITIES:
Short term deposits	2,002	(2,541)	(653)
Marketable securities	(120)
Capital expenditures	(919)	(4,451)	(1,327)
Other assets	80	(263)	(363)
Proceeds from sale of property and equipment	63	53	1,794

Net cash provided by (used in) investing activities	1,106	(7,202)	(549)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on lines of credit	(783)	(806)	(246)
Borrowings under lines of credit	2,275	565	126
Principal payments of debt and capitalized leases	(1,193)	(892)	(431)
Proceeds from long-term debt	72	2,293
Issuance of common stock	—	356	413

Net cash provided by (used in) financing activities	371	1,516	(138)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	220	(183)	(114)
NET (DECREASE)/INCREASE IN CASH	(21)	(807)	363
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,149	1,956	1,593

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,128	$1,149	$1,956

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$200	$184	$126
Income taxes	$95	$134	$161

See notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2002, 2001 and 2000
(In thousands, except per share and share amounts)

1.    ORGANIZATION AND BASIS OF PRESENTATION

Trio-Tech International (“the Company” or “TTI” thereafter) was incorporated in 1958 under the laws of the State of California. TTI provides third-party semiconductor testing and burn-in services primarily through its Laboratories in Southeast Asia; in addition, TTI operates test facilities in the United States and Europe. The Company also designs, develops, manufactures and markets a broad range of equipment and systems used in the manufacture and testing of semiconductor devices and electronic components. TTI conducts business in three industry segments: Testing Services, Manufacturing and Distribution. TTI has subsidiaries in the U.S., Singapore, Malaysia, Thailand, and Ireland as follows:

	Ownership	Location
Express Test Corporation	100%	Van Nuys, California
Trio-Tech Reliability Services	100%	Van Nuys, California
KTS Incorporated, dba Universal Systems	100%	San Jose, California
European Electronic Test Centre. Ltd.	100%	Dublin, Ireland
Trio-Tech International Pte. Ltd.	100%	Singapore
Trio-Tech Test Services Pte. Ltd.	100%	Singapore
Trio-Tech Thailand	100%	Bangkok, Thailand
Trio-Tech Bangkok	100%	Bangkok, Thailand
Trio-Tech Malaysia	55%	Penang, Malaysia
Trio-Tech Kuala Lumpur—100% owned by Trio-Tech Malaysia	55%	Selangor, Malaysia
Prestal Enterprise Sdn. Bhd.	76%	Selangor, Malaysia

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements are presented in U.S. dollars.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the more significant estimates included in these financial statements are the estimated accounts receivable allowance for doubtful accounts, reserve for obsolete inventory, and the deferred income tax asset allowance. Actual results could materially differ from those estimates.

Accounting Period—The Company’s fiscal reporting period coincides with the 52-53 week period ending on the last Friday in June. Fiscal 2002, 2001 and 2000 are a 52, 53 and 52-week reporting period, respectively. For simplicity purposes the Company refers to its fiscal year end as June 30.

Revenue Recognition—Revenue from product sales made to customers is recognized when the risk of loss for the product sold passes to the customer and any right of return can be quantified, which is generally when goods are shipped or upon the completion of services. The Company estimates an allowance for sales returns based on historical experience with product returns. Testing revenue is recognized when the services are provided.

Cash and Cash Equivalents—The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash.

Short Term Deposits—Short Term deposits consist of bank balances and amounts invested in interest earning instruments having maturity of 3 to12 months. Approximately $3,090 of cash deposits are held in the Company’s 55% owned Malaysian subsidiary. $488 of this cash is denominated in the currency of Malaysia. On September 1, 1998, the government of Malaysia announced its intention to limit the movement of certain cash balances denominated in

Malaysian currency. The $488 is currently available for movement, as the Central Bank of Malaysia has authorized $1,800 for movement and the Company has previously utilized $358 of this authorization. During 2001, limits on the movement of cash balances were removed. In addition, approximately $3,161 is available as dividend (after making deductions for income tax) pursuant to Malaysian regulations in force from July 1, 2000. There is an additional amount of $2,083 that is used as collateral for the Singapore credit facility.

Investments in Marketable Securities—Investments in marketable securities are accounted for under Statements of Financial Accounting Standards (SFAS) No. 115. Marketable equity securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of shareholders’ equity. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in investment income. Management has determined that all securities in the investment portfolio are classified appropriately as available-for-sale. During the fiscal years ended June 30, 2002, 2001, and 2000 the Company recognized comprehensive income (net of tax) of $24, $0 and $0, respectively, based on its proportionate interest in the subsidiary where the marketable securities are recorded.

Inventories—Inventories consist principally of raw materials, work in progress, and finished goods and are stated at the lower of cost, using the first-in, first-out (FIFO) method, or market value.

Property, Plant and Equipment—Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is provided for over the estimated useful lives of the assets, using the straight-line method. Amortization of leasehold improvements is provided for over the term of the leases or the estimated useful lives of the assets, whichever is the shorter, using the straight-line method. Capital grants from the Industrial Development Authority in Ireland are accounted for when claimed by reducing the cost of the related assets. The grants are amortized over the depreciable lives of those assets. The Company reviews the carrying value of its fixed assets for possible impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Impairment losses are charged to operations when recognized. During the year ended June 30, 2002, the Company recorded an impairment loss against the carrying value of fixed assets in the amount of $1,117.

Maintenance, repairs and minor renewals are charged directly to expense as incurred. Additions and betterments to property and equipment are capitalized. When assets are disposed of, the related cost and accumulated depreciation thereon are removed from the accounts and any resulting gain or loss is included in statement of operations.

Intangible Assets—Goodwill, which represents the excess of purchase price over the fair value of net-assets acquired, is amortized on a straight-line basis over the expected period to be benefited and ranged from 20 to 25 years. Patents and certifications are expenses that are amortized over the expected period to be benefited and range between 7 years (for certifications) and 18 years (for patents). The Company assesses the recoverability of intangible assets by determining whether the amortization over the remaining life can be recovered through undiscounted future net cash flows of the acquired assets. In fiscal 2002 the Company assessed that the remaining goodwill of $393 and patents and certifications of $121 could not be recovered from undiscounted future net cash flows of the acquired assets, and as a result, the Company recorded an impairment charge of $514 on intangible assets.

Comprehensive Income (loss)—The Company adopted Statement of Financial Accounting Standard No. 130, “Reporting Comprehensive Income,” (“SFAS No. 130”) issued by the FASB. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of general-purpose financial statements. The Company has chosen to report comprehensive income (loss) in the statements of operations and comprehensive income (loss). Comprehensive income is comprised of net income and all changes to shareholders’ equity except those due to investments by owners and distributions to owners.

Foreign Currency Translation and Transactions—Transaction gains and losses result from a change in exchange rates between the functional currency and the currency in which a foreign currency transaction is denominated. They represent an increase or decrease in (a) the actual functional current cash flows realized upon settlement of foreign currency transactions and (b) the expected functional currency cash flows on unsettled foreign currency transactions. All transaction gains and losses are included in other income or expense.

Assets and liabilities of the Company’s subsidiaries outside the U.S. are translated into the US dollar at the prevailing exchange rate in effect at each period end. Revenue and expenses are translated into the US dollar at the average exchange rate during the reporting period. Any difference resulting from using the current rate and average rate in determination of retained earnings is accounted for as a translation adjustment and reported as part of comprehensive income or loss in the equity section.

Impairment of Long-lived Assets—Statement of the Financial Accounting Standards No. 121 “Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to be disposed of” (SFAS No. 121) establishes guidelines regarding when impairment losses on long-lived assets, which include plant and equipment, and certain identifiable intangible assets, should be recognized and how impairment losses should be measured. The Company reviews such assets for possible impairment whenever circumstances indicate that the carrying amount may not be recoverable. To the extent the carrying value of the asset exceeds its fair value, which is determined using undiscounted cash flows, a write down to fair value is made. In the fiscal year ended June 30, 2002, the Company recorded an impairment loss of approximately $1,631 based on its examination of future cash flows, which are generated by the subsidiaries where certain long-lived assets (goodwill, patent, and certain fixed assets) were used.

The impairment of $1,631 consisted of (1) $393 in goodwill, related to the Company’s acquisition of manufacturing product lines in the United States; (2) $121 in patents and certifications which were used in its manufacturing segment (within the United States); and $1,117 of fixed assets, consisting of machinery and equipment, furniture and fixtures, leasehold improvements, and demonstration (54% pertaining to Southeast Asia and 46% pertaining to the United States). The Testing Segment incurred a one-time impairment of $603, of which $534 of impairment was a write down because of obsolescence due to a new generation of burn-in technology known as HBI (Hybrid Burn-in) and SBI (Smart Burn-in). Impairment of $519 was recorded primarily as a result of the decline in the technology industry in the United States.

Income Taxes—The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards No 109, “Accounting for Income Taxes” (“SFAS No. 109”). SFAS No. 109 requires an entity to recognize deferred tax liabilities and assets. Deferred taxes assets and liabilities are recognized for the future tax consequence attributable to the difference between the tax bases of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in future years. Further, the effects of enacted tax laws or rate changes are included as part of deferred tax expenses or benefits in the period that covers the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized.

For US income tax purposes, no provision has been made for US taxes on undistributed earnings of oversea subsidiaries, with which the Company intends to continue to reinvest. It is not practicable to estimate the amount of additional tax that might be payable on the foreign earnings if they were remitted as dividends, or lent to the Company, or if the Company should sell its stock in the subsidiary. However, the Company believes that US foreign tax credits and net operating losses available would substantially eliminate any additional tax effects.

Retained earnings—It is the intention of the Company to reinvest earnings of its foreign subsidiaries in the operations of those subsidiaries. Accordingly, no provision has been made for U.S. income and foreign withholding taxes that would result if such earnings were repatriated. These taxes are undeterminable at this time. The amount of earnings retained in subsidiaries was $9,267 at June 30, 2002.

Research and Development Costs—The Company incurred research and development costs of $331 in 2002, $216 in 2001 and $205 in 2000 that were charged to operating expenses as incurred.
Stock Based Compensation—Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), establishes a fair value method of accounting for stock-based compensation plans and for transactions in which a company acquires goods or services from employees and non-employees in exchange for equity instruments. SFAS No. 123 also gives the option, with respect to employees only, to account for stock-based compensation, utilizing the intrinsic method, in accordance with Accounting Principles Board Opinion No. 25 (APB No. 25), “Accounting for Stock issued to Employees”. The Company adopts APB No. 25 and FIN 44 for measurement and recognition of employee stock-based compensation.

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

The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted EPS for the years presented herein:

	Year Ended
	June 30, 2002	June 30, 2001	June 30, 2000
Net (loss) income used to compute basic and diluted earnings per share	$(3,301)	$1,163	$1,034

Weighted average number of common shares outstanding—basic	2,928,000	2,884,000	2,759,000
Dilutive effect of stock options and warrants		122,000	136,000

Number of shares used to compute earnings per share—diluted	2,928,000	3,006,000	2,895,000

Stock options and warrants to purchase 656,165 shares at prices ranging from $2.72 to $8.00 per share were outstanding during 2002 and were excluded in the computation of diluted EPS because their effect would have been antidilutive.

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

Fair Values of Financial Instruments—The carrying value of trade accounts receivable and accounts payable approximate their fair value due to their short-term maturities. The carrying values of the Company’s lines of credit and long-term debt are considered to approximate their fair value because the interest rates are subject to change with the market interest rates.

Concentration of credit risk—Financial instruments that subject the Company to credit risk consists primarily of accounts receivable. Concentration of credit risk with respect to accounts receivable is generally diversified due to the number of entities composing the Company’s customer base and their geographic dispersion. The Company performs ongoing credit evaluations of its customers for potential credit losses. The Company generally does not require collateral.The Company believes its credit policies do not result in significant adverse risk and historically has not experienced significant credit related losses.

	Year Ended
	June 30,	June 30,	June 30,
	2002	2001	2000
Beginning	$174	$221	$219
Additions charged to cost and expenses	66	60	34
Recovered	(25)	(85)	(32)
Actual write-offs	(41)	(22)	—

Ending	$174	$174	$221

Recently Issued Accounting Pronouncements—In July 2001, the Financial Standards Board (“FASB”) issued Financial Accounting Standards (“SFAS”), No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 replaces Accounting Principles Board Opinion No. 16 (APB No. 16), “Business Combination,” and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS No. 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. Upon adoption of SFAS No. 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 ceased, and intangible assets acquired prior to July 1, 2001 that did not meet the criteria for recognition under SFAS No. 141 were required to be reclassified to goodwill. Companies are required to adopt SFAS No. 142 for fiscal years beginning after December 15, 2001. In connection with the adoption of SFAS No. 142, companies will be required to perform a transitional goodwill impairment assessment. The Company adopted SFAS No. 142 for the fiscal year commencing July 1, 2002. During the year ended June 30, 2002, the Company wrote off all of the outstanding balance of approximately $393 of goodwill. During the years ended June 30, 2002 and 2001, goodwill amortization totaled approximately $NIL and $34.

In June 2001, Financial Accounting Standard Board issued Statement of Financial Accounting Standards, No. 143, “Accounting for Asset Retirement Obligations,” (“SFAS No. 143”). FAS No. 143 is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 requires that any legal obligation related to the retirement of long-lived assets be quantified and recorded as a liability with the associated asset retirement cost capitalized on the balance sheet in the period it is incurred when a reasonable estimate of the fair value of the liability can be made. The Company believes the adoption of this statement will have no material impact on its financial statements.

In August 2001, Financial Accounting Standard Board issued Statement of Financial Accounting Standards, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”). SFAS No. 144 supersedes SFAS No. 121 and is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 provides a single, comprehensive accounting model for impairment and disposal of long-lived assets and discontinued operations. The Company does not expect that the adoption of SFAS No. 144 will have significant impact on its consolidated financial statements.

In April 2002, Financial Accounting Standard Board issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. Adoption of this standard will not have any immediate effect on the Company’s consolidated financial statements. The Company will apply this guidance prospectively.

In June 2002, Financial Accounting Standard Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a companys commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. The provisions of SFAS 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect that the adoption of this standard will have any immediate effect on its consolidated financial statements.

Reclassification—Certain reclassifications have been made to the previous year’s financial statements to conform to current year presentation, with no effect on previously reported net income.

3.    INVENTORIES

Inventories consist of the following:

	June 30, 2002	June 30, 2001
Raw materials	$938	$1,369
Work in progress	287	327
Finished goods	505	427
Less: provision for obsolete inventory	(716)	(205)

	$1,014	$1,918

4.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	Useful Life in years	June 30, 2002	June 30, 2001
Building and improvements	3-20	$847	$1,059
Leasehold improvements	3-27	1,677	2,524
Machinery and equipment	3-7	4,872	7,113
Furniture and fixtures	3-5	367	766
Equipment under capital leases	3-5	1,807	2,003

		9,570	13,465
Less:
Accumulated depreciation and amortization		3,402	4,825
Accumulated amortization on equipment under capital leases		575	1,106

		$5,593	$7,534

Depreciation and amortization expense during fiscal year ended June 30, 2002, 2001 and 2000 was $1,685, $1,548 and $1,443 respectively.

5.    INTANGIBLE ASSETS

Intangible assets consist of the following:

	June 30, 2002	June 30, 2001
Goodwill, net of accumulated amortization of $0 (2002) and $730 (2001)	$—	$393
Patent net of accumulated amortization of $0 (2002) and $86 (2001)	—	133

Total	$0	$526

6.    LINES OF CREDIT

	June 30, 2002	June 30, 2001
Revolving line of credit denominated by Singapore dollars payable to a commercial bank for working capital purposes, to borrow up to $2,548 with an interest rate at the bank's prime rate (5.75% at June 30, 2002) plus 1.25%. The line of credit is renewable in June 2003 and is collateralized by a registered charge over fixed deposits, corporate gaurantee andregistered fixed charge over power sub-station.	$141	$

Revolving line of credit denominated by Singapore dollars payable to a commercial bank for working capital purposes, to borrow up to $4,530 with an interest rate at the bank's prime rate (5.25% at June 30, 2002) plus 1.00%. The line of credit is renewable annually at fiscal year end and collaterilized by Trio-Tech International Pte. Ltd. accounts receivable.	711

Revolving line of credit denominated by United States dollars, payable to a commercial bank for working capital purposes, to borrow up to $500 with an interest rate at the bank's prime rate (4.0% at June 30, 2002) plus 1.75%. The line of credit expired in December 2001 and the bank is still under the document processing stage at September 6, 2002. The line is collateralized by Trio-Tech Intenternational accounts receivable and inventories.	375

Lines of credit	$1,227		$0

The	lines of credit have various financial covenants. The Company was in compliance with all such debt covenants at June 30, 2002.

7.    ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30, 2002	June 30, 2001
Payroll and related	$948	$1,751
Commissions	205	338
Customer deposits	41	215
Legal and audit	235	150
Sales tax	311	27
Utilities	95	473
Warranty	305	262
Other accrued expenses	175	473

Total	$2,315	$3,689

8.    NOTES PAYABLE

Notes payable consist of the following:

	June 30, 2,002	June 30, 2,001
Note payable denominated by Singapore Dollars to a commercial bank for purchasing certain equipment, maturing in September 2003, bearing interest at 6.5% per annum, payable in monthly installments of $43 through September 2003, collateralized by the relevant equipment.	$732	1,186

Note payable denominated by Singapore Dollars to a commercial bank for purchasing certain equipment, maturing in February 2005, bearing interest at the bank's prime rate (5.75% and 6.25% at June 30, 2002 and 2001) plus 1.5% per annum, payable in monthly installments of $17 through February 2005, collateralized by the relevant equipment, a fixed deposit and a corporate guarantee.	516	601

Mortgage note payable denominated by Irish Pounds to the Industrial Credit Corporation for purchasing a building, maturing in July 2007, bearing interest at the bank's prime rate (3.44% and 4.88% at June 30, 2002 and 2001) plus 3.5% per annum, payable in monthly installments of $2.2 through July 2007, collateralized by the relevant building.	99	112

Mortgage note payable denominated by Irish Pounds to the Industrial Credit Corporation for purchasing a building, maturing in May 2008, bearing interest at the bank's prime rate (3.44% and 4.88% at June 30, 2002 and 2001) plus 3% per annum, payable in monthly installments of $1.2 through May 2008, collateralized by the relevant building.	79	64

	1,426	1,963
Less current portion	785	698

Notes payable	$641	$1,265

Maturities of notes payable as of June 30, 2002 are as follows

Year Ending June 30,	Amount
2003	$ 785
2004	409
2005	158
2006	36
2007	29
Thereafter	9

$1,426

9.    INCOME TAXES

The Company generates taxable income and loss in the U.S., Singapore, Thailand, Malaysia, and Ireland, respectively, and files income tax returns in these countries. The summarized income or loss before income taxes in the U.S. and foreign countries for the fiscal years ended June 30, 2002, 2001 and 2000 are as follows:

	June 30, 2002	June 30, 2001	June 30, 2000
Domestic	$(3,611)	$(154)	$271
Foreign	131	1,782	1,254
	$(3,480)	$1,628	$1,525

On a consolidated basis, the Company’s net income tax provision (benefits) are as follows:

	June 30, 2002	June 30, 2001	June 30, 2000
Current:
Federal	$—	$1	$73
State	3
Foreign	30	425	(105)

	33	426	(32)

Deferred:
Federal
State
Foreign	20	(71)	138
	$53	$355	$106

The reconciliation between the U.S. federal statutory tax rate and the effective income tax rate is as follows:

	June 30, 2002	June 30, 2001	June 30, 2000
Statutory federal tax rate	(34)%	34%	34%
State taxes, net of federal benefit	(6)	6	6
Foreign tax rate reduction	13	(8)	(12)
Other	2	4	4
Change in valuation allowance	27	(14)	(25)

Effective rate	2%	22%	7%

The Company has net operating loss carry forwards of approximately $4.3 million for federal income tax purposes (which will expire through 2021) and $1.7 million for state income tax purposes (which will expire through 2005) at June 30, 2002. Management of the Company is uncertain whether it is more likely than not these future benefits will be realized. Accordingly, a full valuation allowance has been established.

The components of deferred income tax assets (liabilities) are as follows:

	June 30, 2002	June 30, 2001
Deferred tax assets:
Net operating loss carry forward	$1,375	$809
Fixed asset impairment	206
Inventory valuation	174
Depreciation	14	6
Provision for bad debts	5	61
Reserve for obsolescence	65	72
Accrued vacation	15
Accrued expenses	46
Other		17

Total deferred tax assets	1,900	965

Deferred tax liabilities:
Depreciation	432	415
Other	237	234

Total deferred income tax liabilities	669	649

Subtotal	1,231	316
Valuation allowance	(1,900)	(965)

Net deferred tax liability	$(669)	$(649)

The valuation allowance increased (decreased) by $935, ($234) and ($391) in fiscal 2002, 2001 and 2000 respectively.

10.    COMMITMENTS AND CONTINGENCIES

The Company leases certain of its facilities and equipment under long-term agreements expiring at various dates through 2007. Certain of these leases require the Company to pay real estate taxes and insurance and provide for escalation of lease costs based on certain indices. Future minimum payments under capital leases and noncancellable operating leases as of June 30, 2002 are as follows:

Year ending June 30,	Capital Leases	Rental Commitments
2003	$429	$622
2004	163	362
2005	99	104
2006	48	4
2007	45	—
Thereafter	—	—

Total future minimum lease payments	784	$1,092

Less amount representing interest	(103)

Present value of net minimum lease payments	681
Less current portion of capital lease obligations	(336)

Long-term obligations under capital leases	$345

Total rental expense on all operating leases, both cancelable and noncancellable, amounted to $705 in 2002, $765 in 2001 and $543 in 2000. Total rental income under sublease agreements was $90 in 2002, $118 in 2001, and $169 in 2000.

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

11. TRANSACTIONS IN SHAREHOLDERS’ EQUITY

Fiscal 2002

On October 16, 2001, the Board of Directors granted 50,000 options to all directors with an exercise price of $2.72 per share, $0.48 lower than the market price of $3.20 at the grant date. These options have a five-year contractual life and vested immediately. Consequently, the Company recognized $24 of stock compensation expense in fiscal 2002.

On October 16, 2001, the Board of Directors granted options under the 1998 Plan, as defined in note 12 below, covering 116,000 shares of common stock to 55 employees with an exercise price equal to the market price at the grant date. These options have a five-year contractual life and will vest 25% on the grant date and then 25% on each anniversary date. According to APB No. 25, no stock compensation was recognized for these 116,000 options. In addition, the Board of Directors extended the life of 27,000 existing options for one year. On the measurement date, there was no intrinsic value on these options; therefore, no stock compensation was recognized for this transaction during fiscal 2002.

Based on variable accounting method, the Company determined that no additional stock compensation expense was recognized in fiscal 2002 for the repricing transactions related to 45,000 options, which occurred in fiscal 2000.

Approximately $3,090 of cash deposits are held in the Company’s 55% owned Malaysian subsidiary. $488 of this cash is denominated in the currency of Malaysia. On September 1, 1998, the government of Malaysia announced its intention to limit the movement of certain cash balances denominated in Malaysian currency. The $488 is currently available for movement, as the Central Bank of Malaysia has authorized $1,800 for movement and the Company has previously utilized $358 of this authorization. During 2001, limits on the movement of cash balances were removed. In addition, approximately $3,161 is available as dividend (after making deductions for income tax) pursuant to Malaysian regulations in force from July 1, 2000. There is an additional amount of $2,083 that is used as collateral for the Singapore credit facility.

Fiscal 2001

The option holders, under the Directors Plan, exercised 10,000 options with an exercise price of $2.82 per share. Consequently, the Company issued 10,000 shares of common stock in exchange for aggregate proceeds of $28.

The option holders, under the 1998 Plan, exercised 38,000 options with an exercise price of $3.00 per share. Consequently, the Company issued 38,000 shares of common stock in exchange for proceeds of $114.

The warrant holders exercised 43,000 warrants at $5.00 per share. Consequently the Company issued 43,000 shares of common stock in exchange for proceeds of $214.

Based on variable accounting method, the Company determined that no additional stock compensation expense was recognized in fiscal 2001 for the repricing transactions related to 45,000 options, which occurred in fiscal 2000.

Fiscal 2000

The option holders exercised 21,000 options with an exercise price of $2.17 per share. Consequently, the Company issued 21,000 shares of common stock in exchange for proceeds of $45.

The warrant holders exercised 73,740 warrants at $5.00 per share. Consequently the Company issued 73,740 shares of common stock in exchange for proceeds of $368.

On December 7, 1999, the Company changed the exercise price of 45,000 options granted on September 30, 1997 from original exercise price of $7.00 per share to $5.00 per share. The Company adopted FASB Interpretation No. 44 (FIN 44) and accounted for this repricing transaction by using variable accounting method. No additional stock compensation expense was recognized for the fiscal year ended June 30, 2000.

12. STOCK OPTIONS AND WARRANTS

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

On December 8, 1997, the Company’s shareholders approved the Company’s 1998 Stock Option Plan (the “1998 Plan”) under which employees, officers, directors and consultants receive options to purchase the Company’s common stock at a price that is not less than 100 percent of the fair market value at the date of grant. Options under the 1998 Plan have a five-year contractual life and vest at the rate of 25% at the grant date and 25% at each anniversary after the granting date. There are 300,000 shares authorized for grant under the 1998 Plan, and 250,500 options have been granted as of June 30, 2002.

On December 8, 1997, the Company’s shareholders approved the Directors Stock Option Plan (the Directors Plan” under which duly elected non-employee Directors and the President (if he or she is a director of the Company) of the Company (currently six individuals) receive options to purchase the Company’s common stock at a price of 85% of the fair market value of the underlying shares on the date of grant. Each option granted under Plan shall have a five-year contractual life and be exercisable immediately commencing as of the date of grant. There are 300,000 shares authorized for grant under the Directors Plan and 197,000 options have been granted as of June 30, 2002.

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its Plans. Accordingly, stock compensation based on the intrinsic value of these options granted Had compensation cost for the Company’s Plan been determined based upon the fair value at the grant date for awards under this Plan consistent with the methodology prescribed under SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Year Ended
	June 30, 2002	June 30, 2001	June 30, 2000
Net (Loss) Income:
As Reported	$(3,547)	$1,163	$1,034
Pro forma	$(3,733)	$822	$699
Basic Earnings per Share:
As Reported	$(1.21)	$0.40	$0.37
Pro forma	$(1.27)	$0.29	$0.25
Diluted Earnings per Share:
As Reported	$(1.21)	$0.39	$0.36
Pro forma	$(1.27)	$0.27	$0.24

The fair value of options granted during fiscal 2002, 2001, and 2000 was $0.94, $5.40, and $4.95 per share and aggregate $186, $341, and $335 for total options granted by using the Black-Scholes option pricing model with the assumptions listed below:

	Year Ended
	June 30, 2002	June 30, 2001	June 30, 2000
Volatility	45.9%	56.7%	52.6%
Risk free interest rate	3.16%	4.97%	6.18%
Expected life (years)	2.17	2.54	2.93

The following tables summarize the stock option and warrant activities for the three years ended June 30, 2002:

	Number of Options	Weighted Average Price	Number of Options Exercisable	Weighted Average Exercise Price
Outstanding Options
Beginning outstanding options at June 30, 1999	269,813	$4.77
Granted	134,000	4.95
Exercised	(20,625)	2.17

Total outstanding options at June 30, 2000	383,188	5.89	307,938	$4.32

Granted	86,000	5.40
Exercised	(47,688)	3.33
Canceled	(13,500)	5.41

Total outstanding options at June 30, 2001	408,000	4.83	334,000	4.66

Granted	166,000	2.84
Exercised	0
Canceled	(99,500)	4.93

Total outstanding options at June 30, 2002	474,500	$4.27	347,750	$4.36

	Number of Warrants	Weighted Average Price	Number of Warrants Exercisable	Weighted Average Exercise Price
Outstanding Warrants
Beginning outstanding warrants at June 30, 1999	536,980	$7.15
Granted	36,870	8.00
Exercised	(73,740)	5.00

Total outstanding warrants at June 30, 2000	500,110	5.20	500,110	$5.20

Granted	9,915	8.00
Exercised	(42,830)	5.00
Canceled	(233,030)	5.00

Total outstanding warrants at June 30, 2001	234,165	5.56	234,165	5.56

Canceled	(52,500)	4.81

Total outstanding warrants at June 30, 2002	181,665	$5.77	181,665	$5.77

The following tables summarize information concerning outstanding and exercisable options and warrants at June 30, 2002:

June 30, 2002
Options Outstanding				Options Exercisable
Grant Price Range	Number Outstanding	Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Exercise Price
$2.70–$3.69	263,000	1.76	$3.2874	176,000	$3.3306
$3.70–$4.69	14,500	0.03	4.3400	14,500	4.3400
$4.70–$5.69	126,000	0.57	5.3270	104,000	5.2600
$5.70–$6.69	71,000	0.30	6.0000	53,250	6.0000

	474,500	2.65	$4.2700	347,750	$4.3600

June 30, 2002
Warrants Outstanding				Warrants Exercisable
Grant Price Range	Number Outstanding	Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Exercise Price
$4.70–$5.69	134,880	0.34	$5.0000	134,880	$5.0000
$5.70–$8.00	46,785	0.34	8.0000	46,785	8.0000

	181,665	0.34	$5.7700	181,665	$5.7700

13.    CONCENTRATION OF CUSTOMERS

The Company had two major customers that accounted for the following accounts receivable and sales during the periods ended:

Years ended June 30,	2002	2001	2000
Sales
—Customer A	24%	15%	15%
—Customer B	31%	25%	13%
Accounts Receivable
—Customer A	24%	16%
—Customer B	24%	25%

14.    UNUSED FINANCING FACILITIES

The Company has various credit facilities available to it. The following table summarizes the credit facilities available to the Company and the unutilized portion of the facilities at June 30, 2002:

Entity with Facility	Type of facility	Interest Rates	Credit Limit	Unused portion

Trio-Tech Malaysia	Line of Credit	6.80%	$40	$40

Trio-Tech Kuala Lumpur	Line of Credit	6.80%	50	50

Trio-Tech Singapore	Line of Credit	7.00%	2,548	2,407

Trio-Tech Singapore	Line of Credit	6.25%	4,530	3,819

Trio-Tech International	Line of Credit	5.75%	500	125

			$7,668	$6,441

15.    BUSINESS SEGMENTS

The Company operates principally in three industry segments, the testing service industry (that performs structural and electronic tests of semiconductor devices), the designing and manufacturing of equipment (that tests the structural integrity of integrated circuits and other products), and the distribution of various products from other manufacturers in Singapore and Southeast Asia. The following net sales were based on customer location rather than subsidiary location.

The allocation of the cost of equipment, the current year investment in new equipment and depreciation expense have been made on the basis of the primary purpose for which the equipment was acquired.
All intersegment sales are sales from the manufacturing segment to the testing and distribution segment. Total intersegment sales were $38 in 2002, $370 in 2001, and $503 in 2000. Corporate assets mainly consist of cash and prepaid expenses. Corporate expenses mainly consist of salaries, insurance, professional expenses and directors’ fees.

Business Segment Information:
		Net Sales	Operating Income (loss)	Assets	Depr. and Amort.	Capital Expenditures
Manufacturing	2002	$5,022	$(4,084)	$2,932	$410	$217
	2001	$18,468	$(197)	$6,898	$488	$163
	2000	$13,361	$118	$9,020	$450	$436
Testing Services	2002	8,942	771	15,654	1,187	474
	2001	11,112	743	16,563	1,051	3,806
	2000	7,723	1,203	11,553	924	654
Distribution	2002	5,653	(55)	399	104	18
	2001	6,553	390	350	92	478
	2000	5,859	(322)	2,081	149	237
Corporate and	2002		(241)	90	4	15
unallocated	2001		136	339	1	4
	2000		311	58
Total Company	2002	$19,617	$(3,609)	$19,075	$1,705	$724
	2001	$36,133	$1,072	$24,150	$1,632	$4,451
	2000	$26,943	$1,310	$22,712	$1,523	$1,327

Geographic Area Information:

		United States	Europe	Southeast Asia	Eliminations and Other	Total Company
Net sales to	2002	$8,083	1,479	10,093	(38)	$19,617
customers	2001	$11,253	6,761	18,489	(370)	$36,133
	2000	$14,432	2,893	10,121	(503)	$26,943
Operating	2002	$(3,428)	(153)	213	(241)	$(3,609)
Income (loss)	2001	$(484)	64	1,356	136	$1,072
	2000	$132	27	840	311	$1,310
Property, plant	2002	$160	463	5,010	(40)	$5,593
and equipment—	2001	$869	424	6,241		$7,534
net	2000	$996	259	3,242		$4,497

16.    QUARTERLY FINANCIAL DATA (UNAUDITED)

The Company’s summarized quarterly financial data are as follows:

Year ended June 30, 2001	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,
Net Sales	$9,158	$12,035	$7,877	$7,063
Expenses	8,875	11,133	7,797	6,700

Income before income taxes and minority interest	283	902	80	363
Income taxes	(68)	(211)	35	(111)

Income before minority interest	215	691	115	252
Minority interest	(31)	(53)	(2)	(24)

Net Income	$184	$638	$113	$228

Net income per share:
Basic	$0.06	$0.22	$0.04	$0.08
Diluted	$0.06	$0.22	$0.04	$0.08

Year ended June 30, 2002	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,
Net Sales	$5,136	$4,812	$4,657	$5,012
Expenses	5,509	5,616	4,973	6,999

Loss before income taxes and minority interest	(373)	(804)	(316)	(1,987)
Income taxes	(42)	(26)	—	15

Loss before minority interest	(415)	(830)	(316)	(1,972)
Minority interest	15	38	4	(71)

Net Loss	$(400)	$(792)	$(312)	$(2,043)

Net loss per share:
Basic	$(0.14)	$(0.27)	$(0.11)	$(0.70)
Diluted	$(0.14)	$(0.27)	$(0.11)	$(0.70)