Form 10-Q
period 2002-09-30
TRIO TECH INTERNATIONAL
filed 2002-11-12
CIK 732026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

OR

❑	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-13914

TRIO-TECH INTERNATIONAL

(Exact name of Registrant as specified in its Charter)

California (State or other jurisdiction of incorporation or organization)	95-2086631 (I.R.S. Employer Identification Number)

14731 Califa Street Van Nuys, California (Address of principle executive offices)	91411 (Zip Code)

Registrant’s Telephone Number: 818-787-7000

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed with the Commission by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ❑

         Number of shares of common stock outstanding as of November 1, 2002 is 2,927,551

TRIO-TECH INTERNATIONAL

INDEX TO FORM 10-Q

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Sep. 30	June 30,
	2002	2002

	(UNAUDITED)
ASSETS

CURRENT ASSETS:

Cash	$767	$1,128

Short term deposits	5,764	5,906

Investments in marketable securities	373	554

Trade accounts receivable, less allowance for doubtful accounts of $151 and $174 respectively	4,597	4,148

Other receivables	334	527

Inventories, less provision for obsolete stock of $692 and $716, respectively	820	1,014

Prepaid expenses and other current assets	205	128

Total current assets	12,860	13,405

PROPERTY, PLANT AND EQUIPMENT, Net	6,051	5,593

OTHER ASSETS	58	77

TOTAL ASSETS	$18,969	$19,075

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:

Lines of credit	$879	$1,227

Accounts payable	1,699	1,717

Accrued expenses	2,904	2,315

Income taxes payable	125	106

Current portion of notes payable	776	785

Current portion of capitalized leases	332	336

Total current liabilities	6,715	6,486

NOTES PAYABLE, net of current portion	447	641

CAPITALIZED LEASES, net of current portion	262	345

DEFERRED INCOME TAXES	664	669

TOTAL LIABILITIES	8,088	8,141

MINORITY INTEREST	2,318	2,316

SHAREHOLDERS’ EQUITY:

Common stock; no par value, authorized, 15,000,000 shares; issued and outstanding 2,927,551 and 2,927,551 respectively	9,423	9,423

Additional paid-in capital	284	270

Accumulated deficit	(602)	(658)

Accumulated other comprehensive income-marketable securities	13	24

Accumulated other comprehensive loss-foreign currency	(555)	(441)

Total shareholders’ equity	8,563	8,618

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$18,969	$19,075

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended

	Sep. 30,	Sep. 30,
	2002	2001

NET SALES	$5,915	$5,136

COST OF SALES	4,171	4,041

GROSS PROFIT	1,744	1,095

OPERATING EXPENSES:

General and administrative	1,283	1,182

Selling	281	284

Research and development	27	47

Loss on disposal of property, plant and equipment	112	—

Total	1,703	1,513

INCOME (LOSS) FROM OPERATIONS	41	(418)

OTHER INCOME (EXPENSE)

Interest expense	(51)	(51)

Other income	136	96

Total	85	45

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	126	(373)

INCOME TAXES	68	42

INCOME (LOSS) BEFORE MINORITY INTEREST	58	(415)

MINORITY INTEREST	(2)	15

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHARES	56	(400)

OTHER COMPREHENSIVE INCOME (LOSS):

Unrealized gain on investment	11	—

Foreign currency translation adjustment	(114)	129

COMPREHENSIVE (LOSS)	$(47)	$(271)

EARNINGS (LOSS) PER SHARE

Basic	$0.02	$(0.14)

Diluted	$0.02	$(0.14)

WEIGHTED AVERAGE NUMBER OF COMMON AND POTENTIAL COMMON SHARES OUTSTANDING

Basic	2,928	2,928

Diluted	2,928	2,928

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED, IN THOUSANDS)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

	Three Months Ended

	Sep. 30,	Sep. 30,
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$56	(400)

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:

Depreciation and amortization	332	439

Bad debt reserve	(23)

Inventory provision	(24)	—

Stock compensation	14	—

Loss on dispal of property and equipment	112	—

Deferred income taxes	—	19

Minority interest, net	2	(15)

Changes in operating assets and liabilities:

Accounts receivable, net	(426)	250

Other receivables	193	1

Inventories	218	(84)

Prepaid expenses and other current assets	(77)	(60)

Accounts payable and accrued expenses	571	(649)

Income taxes payable	19	17

Net cash provided by (used in) operating activities	967	(482)

CASH FLOWS FROM INVESTING ACTIVITIES:

Short term deposits	142	807

Marketable securities	170	—

Capital expenditures	(975)	(209)

Other assets	19	21

Proceeds from sale of property and equipment	—	1

Net cash (used in) provided by investing activities	(644)	620

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on lines of credit	(489)	—

Borrowings under lines of credit	141	40

Principal payments of debt and capitalized leases	(290)	(308)

Proceeds from long-term debt	—	89

Net cash used in financing activities	(638)	(179)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(46)	33

NET DECREASE IN CASH	(361)	(8)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,128	1,149

CASH AND CASH EQUIVALENTS, END OF YEAR	$767	1,141

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for:

Interest	$51	41

Income taxes	$61	27

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED STATEMENTS (UNAUDITED,
IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

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

	Ownership Location

Express Test Corporation	100%	Van Nuys, California

Trio-Tech Reliability Services	100%	Van Nuys, California

KTS Incorporated, dba Universal Systems	100%	San Jose, California

European Electronic Test Centre. Ltd.	100%	Dublin, Ireland

Trio-Tech International Pte. Ltd.	100%	Singapore

Trio-Tech Test Services Pte. Ltd.	100%	Singapore

Trio-Tech Thailand	100%	Bangkok, Thailand

Trio-Tech Bangkok	100%	Bangkok, Thailand

Trio-Tech Malaysia	55%	Penang, Malaysia

Trio-Tech Kuala Lumpur – 100% owned by Trio-Tech Malaysia	55%	Selangor, Malaysia

Prestal Enterprise Sdn. Bhd.	76%	Selangor, Malaysia

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. All significant inter-company accounts and transactions have been eliminated in consolidation. The unaudited consolidated financial statements are presented in U.S. dollars. Accordingly, the accompanying financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for the interim period presented have been included. Operating results for the three months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2003. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statement of the Company included in the Company’s Form 10-K for the year ended June 30, 2002.

2. INVENTORIES

         The composition of inventories is as follows:

	Sept. 30,	June 30,
	2002	2002

Raw materials	$920	$938

Work in progress	243	287

Finished goods	349	505

Less: provision for obsolete inventory	(692)	(716)

	$820	$1,014

3. STOCK OPTIONS

On July 1, 2002, pursuant to the terms of the Directors Stock Option Plan, the Board of Directors granted 35,000 options to all directors with an exercise price of $2.25 per share representing 85% of the fair market value of the common stock ($2.65) at the grant date. These options have a five-year contractual life and vested immediately. The Company recognized $14 of stock compensation expense in the quarter ended September 30, 2002. In September 2002, the Board of Directors amended the Directors Stock Option Plan to require that the exercise price of options granted thereunder be equal to 100% of the fair market value of the Company’s Common Stock as of the date of grant.

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its Plans. Accordingly, stock compensation based on the intrinsic value of these options granted has been recorded. Had compensation cost for the Company’s Plan been determined based upon the fair value at the grant date for awards under this Plan consistent with the methodology prescribed under SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

The following calculation uses the Black Scholes option-pricing model with the assumptions listed below:

	Three Months Ended

	Sept. 30,	Sept. 30,
	2002	2001

Net Income (Loss):

As Reported	$56	$(400)

Pro forma	$38	$(468)

Basic Earnings per Share:

As Reported	$0.02	$(0.14)

Pro forma	$0.01	$(0.16)

Diluted Earnings per Share:

As Reported	$0.02	$(0.14)

Pro forma	$0.01	$(0.16)

	Three Months Ended

	Sept. 30, 2002	Sept. 30, 2001

Volatility	46.67%	55.99%

Risk free interest rate	2.79%	3.91%

Expected life (years)	2	2.31

4. EARNINGS PER SHARE

The Company adopted SFAS No. 128, Earnings per Share (“EPS”). Basic Earnings per Share is computed by dividing net income available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during a period. In computing diluted EPS, the average price for the period is used in determining the number of shares assumed to be purchased from exercise of stock options and warrants.

Stock options and warrants to purchase 651,165 shares at prices ranging from $2.25 to $8.00 per share were outstanding during the three months ended September 30, 2002 and were excluded from the computation of diluted EPS because their effect would have been antidilutive.

Stock options and warrants to purchase 651,165 shares at prices ranging from $3.67 to $8.00 per share were outstanding during the three months ended September 30, 2001 and were excluded in the computation of diluted EPS because their effect would have been antidilutive.

The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted EPS for the periods presented herein:

	Sept. 30,	Sept. 30,
	2002	2001

Net income (loss) used to compute basic and diluted earnings per share	$56	$(400)

Weighted average number of common shares outstanding — basic	2,928,000	2,928,000

Dilutive effect of stock options and warrants	—	—

Number of shares used to compute earnings per share — diluted	2,928,000	2,928,000

6. BUSINESS SEGMENTS

The Company operates principally in three industry segments, the designing and manufacturing of equipment (that tests the structural integrity of integrated circuits and other products which measure the rate of turn), the testing service industry (that performs structural and electronic tests of semiconductor devices) and the distribution of various products from other manufacturers to customers located in Singapore and Southeast Asia.

All intersegment sales are sales from the manufacturing segment to the testing and distribution segments. Segment presentation is based on a customer’s location, not a subsidiary’s location.

Business Segment Information:

	Quarter		Operating		Depr.
	Ended	Net	Income		and	Capital
	Sept. 30,	Sales	(loss)	Assets	Amort.	Expenditures

Manufacturing	FY 2003	$1,745	$(130)	$3,159	$21	$1
	FY 2002	1,468	(642)	5,991	109	27

Testing Services	FY 2003	2,564	286	14,987	281	944
	FY 2002	2,289	226	16,603	301	169

Distribution	FY 2003	1,606	(37)	468	29	30
	FY 2002	1,379	29	354	28	0

Corporate and unallocated	FY 2003		(78)	355	1	0
	FY 2002		(31)	218	1	13

Total Company	FY 2003	$5,915	$41	$18,969	$332	$975
	FY 2002	5,136	(418)	23,166	439	209

Geographic Area Information:

					Elimin-
	Quarter				ations
	Ended	United		Southeast	and	Total
	Sept. 30,	States	Europe	Asia	Other	Company

Net sales to customers	FY 2003	$1,908	245	3,775	(13)	$5,915
	FY 2002	$1,952	572	2,618	(6)	$5,136

Operating Income (loss)	FY 2003	$17	(50)	152	(78)	$41
	FY 2002	$(419)	(99)	131	(31)	$(418)

Property, plant and equipment — net	FY 2003	$148	439	5,464		$6,051
	FY 2002	$823	439	6,246		$7,508

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The discussions of Trio-Tech International’s (the “Company”) business and activities set forth in this Form 10-Q and in other past and future reports and announcements by the Company may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and assumptions regarding future activities and results of operations of the Company. In light of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the following factors, among others, could cause actual results to differ materially from those reflected in any forward-looking statement made by or on behalf of the Company: market acceptance of Company products and services; changing business conditions or technologies and volatility in the semiconductor industry, which could affect demand for the Company’s products and services; the impact of competition; problems with technology; product development schedules; delivery schedules; changes in military or commercial testing specifications which could affect the market for the Company’s products and services; difficulties in profitably integrating acquired businesses, if any, into the Company; risks associated with conducting business internationally and especially in Southeast Asia, including currency fluctuations and devaluation, currency restrictions, local laws and restrictions and possible social, political and economic instability; and other economic, financial and regulatory factors beyond the Company’s control. See the discussions elsewhere in this Form 10-Q, including under the heading “Certain Risks That May Affect Our Future Results”, for more information. In some cases, you can identify forward-looking statements by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” “believes,” “can impact,” “continue,” or the negative thereof or other comparable terminology.

We undertake no obligation to update forward-looking statements to reflect subsequent events, changed circumstances, or the occurrence of unanticipated events.

Overview

Founded in 1958, Trio-Tech International provides third-party semiconductor testing and burn-in services primarily through its laboratories in Southeast Asia. At or from its facilities in California and Southeast Asia, the Company also designs, manufactures and markets equipment and systems used in the testing and production of semiconductors and distributes semiconductor processing and testing equipment manufactured by others.

During the quarter ended September 30, 2002, total assets decreased by $106 from $19,075 at June 30, 2002 to $18,969 at September 30, 2002. The accounts receivable turnover index (defined as quarterly net sales divided by ending accounts receivable, multiplied by 4) was 5.15 at September 30, 2002, compared with 4.83 at June 30, 2002 and 4.91 at September 30, 2001 reflecting, in the Company’s estimation, a greater emphasis on the collection of receivables. Although receivables increased by $449 compared to the balance at June 30, 2002, and increased by $415, or 10%, versus the comparable period last year, sales at September 30, 2002 also increased, 15.2% compared to the same period last year, resulting in the improvement in accounts receivable turns. The inventory turnover index (defined as quarterly factory cost excluding non-recurring costs divided by ending inventory, multiplied by 4) was 20.23 at September 30, 2002, down from 27.61 at June 30, 2002, and up from 8.07 at September 30, 2001. Inventories declined $194 versus June 30, 2002, and declined by $1,182 compared with September 30, 2001. The increase of inventory turnover since last year reflects an inventory write down of $511. In addition cash, short-term deposits and investments in marketable securities decreased by $684 which was offset by the net additions to property, plant and equipment.

Total debt at September 30, 2002 was $8,088, reflecting a $53 decrease from June 30, 2002. As of September 30, 2002, total debt (excluding minority interest) was 94.4 percent of total capital, compared with 94.5 percent at June 30, 2002. The company’s believes its strong cash position provides ready and ample access to funds in the global capital markets. The company’s available short-term lines of credit have not materially changed since June 30, 2002.

The following table sets forth our revenue components for the three months ended September 30, 2002 and 2001 respectively.

Revenue Components

	Three Months Ending

	Sep. 30,	Sep. 30,
	2002	2001

Net Sales:

Testing	43.34%	44.56%

Manufacturing	29.50	28.60

Distribution	27.16	26.84

Total	100.00%	100.00%

Geographically, we operate in the United States, Singapore, Malaysia, Thailand, and Ireland. Our customers are mainly concentrated in Southeast Asia and they are either semiconductor chip manufacturers or testing facilities (who purchase our testing equipment.).

Our cost of sales is made up of the cost of materials used, obsolescence costs, labor, depreciation, utilities (which is the major component of consumption for testing services), and overhead relating to manufacturing, testing and distribution.

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

Critical Accounting Policies

In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policy,” the Company identified the most critical accounting principles upon which its financial status depends. The Company determined the critical accounting principles to be related to the use of estimates, inventory valuation, revenue recognition, income tax and impairment of intangibles and other long-lived assets. The Company states these accounting policies in the relevant sections in this management’s discussion and analysis, including the Recent Accounting Pronouncements discussed below.

Use of Estimates

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and judgments that significantly affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The Company regularly evaluates these estimates, including those related to inventory valuation, revenue recognition and income taxes. These estimates are based on historical experience and on assumptions that are believed by management to be reasonable under the circumstances. The most important estimates included in the interim financial statements are the allowance for doubtful accounts, provision for inventory obsolescence, the estimated useful life of long-lived assets, and valuation allowance for deferred tax assets. Actual results may differ materially from these estimates, which may impact the carrying values of assets and liabilities.

Inventory Valuation

We value our inventories at the lower of cost or market. We write down inventories for unsalable, excess or obsolete raw materials, work-in-process and finished goods by charging such write-downs to cost of sales. In addition to write-downs based on newly introduced parts, statistical and judgmental assessments are calculated for the remaining inventory based on salability and obsolescence.

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

Impairment of Long-Lived Assets

Effective July 1, 2002, we adopted the provisions of Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

Comparison of Three Months Ended September 30, 2002 (“2003”) and September 30, 2001 (“2002”)

Sales

Net sales increased by $779 or 15.2% from $5,136 in 2002 to $5,915 in 2003, as forecasted and supported by the improved backlog in the prior quarter. However, due to the slow recovery of the semiconductor industry, we anticipate that the second quarter will be lower or equivalent to quarter one as indicated by our quarterly backlog graph.

Geographically, net sales into and within the United States decreased $44 or 2.3% from $1,952 in 2002 to $1,908 in 2003. The decrease was attributable to a downturn in sales of the Artic Temperature Controlled Chucks and wet process benches. Net sales within Southeast Asia increased $1,157 or 44.2% from $2,618 in 2002 to $3,775 in 2003 mainly due to increased testing volumes. Net sales for Europe decreased $327 or 57.2% from $572 in 2002 to $245 in 2003. This decrease was due primarily to a decline in demand for testing services, which occurred when several large customers moved from Europe to Southeast Asia. We have managed to recapture some of this business in Southeast Asia due to the fact that our testing services were already established in regions to where the customers relocated.

The Manufacturing Segment sales increased $277 or 18.9% from $1,468 in 2002 to $1,745 in 2003 despite conservative capital spending by OEM’s for the Artic Temperature Controlled Chunks, wet process benches and the COBIS-II Burn-in Board Systems. The Testing Services Segment sales, Company-wide, increased $275 or 12% from $2,289 in 2002 to $2,564 in 2003. The downturn in global economic conditions has created a tough and competitive environment, however, even in this environment our Testing Segment continues to secure contracts for its newly developed Burn-in technology in its new facilities in Singapore. The Distribution Segment sales increased $227 or 16.5% from $1,379 in 2002 to $1,606 in 2003. This segment is dependent on the capital expenditure plans of our customers, which we believe remains weak.

Cost of Sales

The Company’s cost of sales varies depending on the mix of sector and geographic sales and increased $130 or 3.2% from $4,041 in 2002 to $4,171 in 2003. As a percentage of sales, the cost of sales decreased 8.2% from 78.7% in 2002 to 70.5% in 2003. This decrease in cost of sales, as a percentage of sales, was mainly due to the slight increase in sales, change in the sales and product mix and the reduction of depreciation due to the impairment of assets recorded in fiscal year 2002.

Operating Expenses

Operating expenses increased by $190 or 12.6% from $1,513 in 2002 to $1,703 in 2003. As a percentage of total revenue, our operating expenses in 2003 decreased from 29.5% in 2002 to 28.8% in 2003, due mainly to the increase in our total revenue.

General and Administrative

General and Administrative (“G&A”) expenses increased by $101 or 8.5% from $1,182 in 2002 to $1,283 in 2003 as some operations are resuming to their normal work week and bonuses are being accrued for operations that continue to achieve results above budgets. As a percentage of sales, G&A decreased by 1.3% from 23% in 2002 to 21.7% in 2003 due to cost-cutting measures which consisted of (1) reducing headcount and related expenses such as payroll and payroll-related costs such as bonuses which has been accomplished through layoffs, reduction in management, salary reductions and periodical closures in fiscal year ended June 30, 2002, (2) reducing plant capacity by moving to smaller facilities and (3) reducing insurance, travel and other miscellaneous expenses.

Selling Expenses

Selling expenses decreased by $3 or 1% from $284 in 2002 to $281 in 2003 due to the restructuring of volume-related expenses such as commissions. As a percentage of sales, selling expenses decreased 0.8% from 5.5% in 2002 to 4.7% in 2003 due to certain fixed cost elements included in selling expenses.

Research and Development

Research and Development decreased by $20 or 42.5% from $47 in 2002 to $27 in 2003. This decrease is primarily due to management’s decision to limit research and development on its Automated Wet Benches and Artic Thermal Chucks.

Loss on Sale of Property, Plant and Equipment

The loss on sale of property, plant and equipment increased by $112 from $0 in 2002 to a loss of $112 in 2003 due to a loss on disposal of assets, mainly in Singapore.

Income (Loss) from Operations

For segment reporting purposes, the loss from operations in our manufacturing segment decreased by $512 or 79.8% from a loss of $642 in 2002 to a loss of $130 in 2003, due to cost-cutting measures which consisted of (1) reducing headcount and related expenses such as payroll and payroll-related costs such as bonuses which has been accomplished through layoffs, reduction in management, shortened work weeks, salary reductions and periodical closures (2) reducing plant capacity by moving to smaller facilities (3) the reduction of depreciation due to the impairment of assets recorded in fiscal year 2002, and (4) reducing insurance, travel and other miscellaneous expenses.

Income from operations in our Testing Services Segment increased by $60 or 26.5% from $226 in 2002 to $286 in 2003 due to the rapid implementation of cost saving measures during a decline in demand.

Income (loss) from operations in our distribution segment decreased by $66 from income of $29 in 2002 to a loss of $37 in 2003 due to the tough and competitive environment, which changed our product mix.

Corporate operating loss increased from an operating loss of $31 in 2002 to an operating loss of $78 in 2003 due to the change in allocation percentage being charged on sales volumes.

Interest Expense

Interest expense remained level at $51 for both 2002 and 2003, respectively, as a result of lower interest rates even though borrowings under the line of credit, long-term debt and capitalized leases increased by $1,002.

Other Income

Other income increased by $40 or 41.7% from $96 in 2002 to $136 in 2003. Other income during 2003 was made up mainly of (1) interest income of $23, (2) rental income of $19, (3) gain on disposal on marketable securities of $49, dividend income of $10, and other miscellaneous income of $35. The increase in other income from 2002 to 2003 was mainly due to the gain on disposal of marketable securities

Income Tax

Current income tax expense for 2003 was approximately $68, an increase of $26, or 61.9%, compared to the current income tax expense of $42 for 2002. The increase in current income tax expense for 2003 was due mainly to the net income of $277 generated in Singapore compared to $229 in 2002, representing an increase of $48, offset by the net loss of $65 which was incurred in Ireland for 2003 resulting in income before income taxes of $212 generated by operations conducted in foreign countries.

Regarding the deferred portion of income tax expense, we incurred a deferred income tax expense of $0 in Singapore for 2003 compared to a deferred income tax expense of $19 available in Singapore for 2002. The deferred income tax expense in 2002 arose as a result of the temporary differences related to the recording of depreciation expense for book and tax purposes.

Because the net loss incurred in the U.S did not offset the taxable income in Singapore and Malaysia, we still incurred a total income tax expense of $68 for 2003 compared to a total income tax expense of $42 for 2002.

Net Income (Loss)

As a result of all of the factors analyzed above, the net income attributable to common shares for the quarter ended September 30, 2002 was approximately $56, which represented an increase of $456 from a net loss of approximately $400 attributed to common shares for the quarter ended September 30, 2001, a 114% change. Consequently, basic income per share for the quarter ended September 30, 2002 increased to earnings of $0.02 per share, from a basic loss per share of $0.14 in 2002, which represented a change of $0.16 from net loss to net income, a 114% change. Diluted income per share for 2003 was $0.02 per share, an increase of $0.16 per share from diluted loss per share of $0.14 for 2002.

Liquidity and Capital Resources

We had working capital (defined as current assets minus current liabilities) of approximately $6,145 for the period ended September 30, 2002, which represented a decrease of approximately $774 compared with working capital of $6,919 as of June 30, 2002, a 11.2% decrease. Historically, the Company had positive working capital for the eight fiscal years prior to the fiscal year ended June 30, 2002. We believe that the Company has the ability to maintain positive working capital in the near future.

The Company’s credit rating provides ready and ample access to funds in global capital markets. At September 30, 2002, the Company had available short-term lines of credit totaling $7,610 of which $6,731 was unused.

Entity with Facility	Type of facility	Interest Rates		Credit Limit	Unused portion

Trio-Tech Malaysia	Line of Credit	6.97%	$38		$38

Trio-Tech Bangkok	Line of Credit	9.50%	46		46

Trio-Tech Singapore	Line of Credit	7.00%	2,529		2,303

Trio-Tech Singapore	Line of Credit	6.25%	4,497		4,044

Trio-Tech International **	Line of Credit	5.75%	500		300

			$7,610		$6,731

         **    The above line of credit ($500 used and $300 unused at September 30, 2002) available to Trio-Tech International in the U.S. expired in December 2001. We applied to renew this line of credit with a commercial bank and the bank is still in the document processing stage as of the reporting date.

Even though the Company had suffered a significant net loss in the fiscal year ended June 30, 2002, management of the Company still believes that the Company has the economic wherewithal to satisfy its cash needs for the next twelve months plus one day as a going concern business. Management’s belief is based, in part, on the following: (1) we have a fixed cash deposit of approximately $5.7 million (of which approximately $5.1 million is available immediately); (2) we had backlog of $4,945 as of September 30, 2002; (3) our accounts receivable turnover ratio is approximately 5.15 times per year (71 days of sales in accounts receivable) in 2003; (4) our financing facilities available as of September 30, 2002 were approximately $6.7 million upon which we are able to draw at any time; and (5) our efforts during the fiscal year ended June 30, 2002, to cut costs and expenses, were effective. These cost cutting measures consisted of (1) reducing headcount and related expenses such as payroll and payroll-related costs such as bonuses which has been accomplished through layoffs, reduction in management, shortened work weeks, salary reductions and periodical closures, (2) reducing plant capacity by moving to smaller facilities and (3) reducing insurance, travel and other miscellaneous expenses. We anticipate that the costs and expenses in fiscal year 2003 will be lower than those during fiscal year 2002 and, accordingly, cash disbursement needs should be lower also. However, we cannot provide any assurance that costs and expenses in 2003 or thereafter will not be higher than those in 2002.

Net cash provided by operating activities during the quarter ended September 30, 2002 was $967 compared to net cash of $482 used in operating activities during the quarter ended September 30, 2001. The change of approximately $1,449 or 300.6% reflects our efforts in cost reduction and our response to the economic downturn and decrease in capital investment demand from the semiconductor industry. The $967 of net cash provided by operating activities in 2003 was primarily attributable to net income of $56 and an increase of $571 in accounts payable and accrued liabilities. The cash flow from our inventory was $218 compared to $84 used in 2002 reflecting the fact that our inventory turnover is increasing. The $193 of cash provided by other receivables pertains to down payments for construction-in-progress. The $112 for the loss on the sale of property plant and equipment was from the disposal of obsolete equipment. The cash used from our accounts receivable in 2003 was $426 compared to $250 provided in 2002, a change of 270.4% reflecting the fact that our accounts receivable in 2003 increased along with total revenue.

Net cash used in investing activities during 2003 was $644 compared to $620 provided by investing activities in 2002. The change was a swing of $1,264, or 203.8%. The net cash provided by investing activities was due mainly to the decrease of $142 in short-term deposits, compared to the decrease in short-term deposits of $807 in 2002, reflecting a change of $665 or 82.4%. In 2003, our capital expenditures were $975 which related to the investment in the testing segment in Southeast Asia. Compared to the capital expenditure of $209 in 2002, we increased our investment by $766 or by 366.5% as a result of expenditures needed to maintain technology required to keep the current customer base in the ever changing test market. We decreased our investment in marketable securities by $170 in 2003 comparing to $0 in 2002.

Net cash used in financing activities during 2003 was $638, reflecting an increase of $459 or 256.4% compared to $179 used in financing activities during 2002. The cash outflow in financing activities included $779 of payments on lines of credit, long-term debts and capital lease obligations which was offset by a cash inflow of $141 from additional borrowing under lines of credit and long term debt. In 2002 proceeds under long-term debt borrowings and the lines of credit were $129 compared to payments on lines of credit, long-term debt and capitalized lease obligations of $308.

Approximately $894 of cash deposits are held in the Company’s 55% owned Malaysian subsidiary. $376 of this cash is denominated in the currency of Malaysia. Out of the $376, $194 is currently available for movement, as authorized by the Central Bank of Malaysia. There are additional amounts available as dividends (after making deductions for income tax) pursuant to Malaysian regulations in force from July 1, 2000.

Recently Issued Accounting Pronouncements

Effective July 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”), No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 replaces Accounting Principles Board Opinion No. 16 (APB No. 16), “Business Combination,” and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. The adoption of SFAS No. 141 and No. 142 did not have significant impact on our financial statements. During the year ended June 30, 2002, the Company wrote off all of the outstanding balance of approximately $393 of goodwill. During the three months ended September 30, 2002 and 2001, goodwill amortization totaled approximately $0 and $8.

Effective July 1, 2002 we adopted Financial Accounting Standard Board issued Statement of Financial Accounting Standards, No. 143, “Accounting for Asset Retirement Obligations,” (“SFAS No. 143”). SFAS No. 143 requires that any legal obligation related to the retirement of long-lived assets be quantified and recorded as a liability with the associated asset retirement cost capitalized on the balance sheet in the period it is incurred when a reasonable estimate of the fair value of the liability can be made. The adoption of SFAS No. 143 did not have significant impact on our consolidated financial statements.

Effective July 1, 2002 we adopted Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS No. 145). SFAS No. 145 eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The adoption of SFAS No 145 did not have significant impact on our consolidated financial statements.

In June 2002, Financial Accounting Standard Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. The provisions of SFAS 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect that the adoption of this standard will have any immediate effect on its consolidated financial statements.

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

The outstanding aggregate interest rate on loans to us and on our lines of credit range from 5.75% to 7.25% per annum. As of September 30, 2002, the outstanding principal balance on these loans was approximately $2,102. These interest rates are subject to change and we cannot predict any increase or decrease in rates, if any.

Foreign Currency Exchange Rate Risk. Although the majority of our sales, cost of manufacturing and marketing are transacted in U.S. dollars, significant portions of our revenues are denominated in Singapore, Malaysian and other currencies. Consequently, a portion of our costs, revenues and operating margins may be affected by fluctuations in exchange rates, primarily between the U.S. Dollar and such foreign currencies. We are also affected by fluctuations in exchange rates if there is a mismatch between our foreign currency denominated assets and liabilities. Foreign currency adjustments resulted in a decrease of $118 and an increase of $129 to shareholders’ equity for three months ended September 30, 2002 and 2001, respectively.

We try to reduce our risk of foreign currency fluctuations by purchasing certain equipment and supplies in U.S. Dollars and seeking payment, when possible, in U.S. Dollars. However, we may not be successful in our attempts to mitigate our exposure to exchange rate fluctuations. Those fluctuations could have a material adverse effect on the Company’s financial results.

ITEM 4. CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, an evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within these entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared. No significant changes were made in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions, nor were any corrective actions taken.

TRIO-TECH INTERNATIONAL
PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         Not applicable

Item 2. Changes in Securities and Use of Proceeds

         Not applicable

Item 3. Defaults Upon Senior Securities

         Not applicable

Item 4. Submission of Matters to Vote of Security Holders

         Not applicable

Item 5. Other Information

         Not applicable

Item 6. Exhibits and reports on Form 8-K

         (a)  Exhibits

99.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002 – Chief Executive Officer.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002 – Chief Financial Officer.

(b)	Reports on Form 8-K

The Registrant filed the following reports on Form 8-K with the Securities and Exchange Commission during the first quarter of fiscal 2003:

On July 3, 2002, the Company filed a current report on Form 8-K, with June 28, 2002 as the date of the earliest event reported, with respect to “Item 4. Changes in Registrant’s Certifying Accountant”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIO-TECH INTERNATIONAL

By: /s/ Victor H.M. Ting ______________________ VICTOR H.M. TING Vice President and Chief Financial Officer Dated: November 8, 2002

CERTIFICATIONS

I, S.W. Yong, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Trio-Tech International;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 8, 2002

/s/ S.W. YONG
____________________
S.W. Yong
President and Chief Executive Officer

I, Victor H.M. Ting, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Trio-Tech International;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 8, 2002

/s/ VICTOR H.M. TING
_______________________
Victor H.M. Ting
Vice-President and Chief Financial Officer