Form 10-Q
period 2002-12-31
TRIO TECH INTERNATIONAL
filed 2003-02-11
CIK 732026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed with the Commission by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Number of shares of common stock outstanding as of February 1, 2003 is 2,927,605

TRIO-TECH INTERNATIONAL
INDEX TO CONSOLIDATED FINANCIAL INFORMATION, OTHER INFORMATION AND SIGNATURE

		Page

Part I	Financial Information
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of Dec. 31, 2002 (Unaudited) and June 30, 2002	3
	Condensed Consolidated Statements of Operations and Comprehensive (loss) income for the Three and Six Months Ended Dec. 31, 2002 (Unaudited) and Dec. 31, 2001 (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended Dec. 31, 2002 (Unaudited) and Dec. 31, 2001 (Unaudited)	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18
Item 4.	Controls and Procedures	18
Part II	Other Information	19
Item 1.	Legal Proceedings	19
Item 2.	Changes in Securities and Use of Proceeds	19
Item 3.	Defaults upon Senior Securities	19
Item 4.	Submission of Matters to a Vote of Security Holders	19
Item 5.	Other Information	19
Item 6.	Exhibits and Reports on Form 8-K	19
Signatures		19
Certifications		20

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Dec 31,	June 30,
	2002	2002

	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash	$971	$1,128
Short term deposits	6,111	5,906
Investments in marketable securities	424	554
Trade accounts receivable, less allowance for doubtful accounts of $190 and $174, respectively	4,092	4,148
Other receivables	355	527
Inventories, less provision for obselete stock of $694 and $716, respectively	744	1,014
Prepaid expenses and other current assets	163	128

Total current assets	12,860	13,405
PROPERTY, PLANT AND EQUIPMENT, Net	6,011	5,593
OTHER ASSETS	51	77

TOTAL ASSETS	$18,922	$19,075

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Lines of credit	$619	$1,227
Accounts payable	1,536	1,717
Accrued expenses	2,623	2,315
Income taxes payable	94	106
Current portion of notes payable	903	785
Current portion of capitalized leases	380	336

Total current liabilities	6,155	6,486

NOTES PAYABLE, net of current portion	691	641
CAPITALIZED LEASES, net of current portion	417	345
DEFERRED INCOME TAXES	680	669

TOTAL LIABILITIES	7,943	8,141

MINORITY INTEREST	2,232	2,316
SHAREHOLDERS’ EQUITY:
Common stock, no par value; authorized, 15,000,000 shares; issued and outstanding 2,927,605 and 2,927,605, respectively	9,423	9,423
Additional paid-in capital	284	270
Accumulated deficit	(511)	(658)
Accumulated other comprehensive income-marketable securities	0	24
Accumulated other comprehensive loss-foreign currency	(449)	(441)

Total shareholders’ equity	8,747	8,618

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$18,922	$19,075

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Six Months Ended		Three Months Ended

	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2002	2001	2002	2001

NET SALES	$10,966	$9,948	$5,051	$4,812
COST OF SALES	7,843	7,759	3,672	3,717

GROSS PROFIT	3,123	2,189	1,379	1,095
OPERATING EXPENSES:
General and administrative	2,370	2,242	1,087	1,059
Selling	502	598	221	314
Research and development	55	166	28	119
Impairment loss	—	542	—	542
Loss on disposal of property, plant and equipment	112	3	—	3

Total	3,039	3,551	1,336	2,037

INCOME (LOSS) FROM OPERATIONS	84	(1,362)	43	(942)
OTHER INCOME (EXPENSE)
Interest expense	(97)	(104)	(46)	(53)
Other income	194	288	58	191

Total	97	184	12	138

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	181	(1,178)	55	(804)
INCOME TAXES	50	68	(18)	26

INCOME (LOSS) BEFORE MINORITY INTEREST	131	(1,246)	73	(830)
MINORITY INTEREST	16	53	18	38

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHARES	147	(1,193)	91	(792)

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealised loss on investment	(24)	—	(13)	—
Foreign currency translation adjustment	(8)	(20)	106	(149)

COMPREHENSIVE INCOME (LOSS)	$115	$(1,213)	$184	$(941)

EARNINGS (LOSS) PER SHARE:
Basic	$0.05	$(0.41)	$0.03	$(0.27)

Diluted	$0.05	$(0.41)	$0.03	$(0.27)

WEIGHTED AVERAGE NUMBER OF COMMON AND POTENTIAL COMMON SHARES OUTSTANDING
Basic	2,928	2,928	2,928	2,928
Diluted	2,928	2,928	2,928	2,928

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED, IN THOUSANDS)

     INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

	Six Months Ended

	Dec. 31,	Dec. 31,
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$147	$(1,193)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	643	871
Bad debt expense	19	(29)
Inventory provision		69
Impairment loss	—	542
Stock Compensation	14	—
Realized gain on investment in securities	(24)
(Gain)/loss on disposal of property and equipment	112	3
Deferred income taxes	11	(9)
Minority interest, net	(16)	(59)
Changes in operating assets and liabilities:
Accounts receivable, net	40	586
Other receivables	172	16
Inventories	265	41
Prepaid expenses and other current assets	(35)	(78)
Accounts payable and accrued expenses	127	(1,356)
Income taxes payable	(12)	(57)

Net cash provided by (used in) operating activities	1,463	(653)

CASH FLOWS FROM INVESTING ACTIVITIES:
Short term deposits	(205)	1,221
Marketable securities	130	(117)
Capital expenditures	(1,112)	(22)
Other assets	26	14
Proceeds from sale of property and equipment	—	22

Net cash (used in) provided by investing activities	(1,161)	1,118

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on lines of credit	(754)	(174)
Borrowings under lines of credit	137	550
Principal payments of debt and capitalized leases	(589)	(579)
Dividend paid to minority interest	(71)
Proceeds from long-term debt	821	—

Net cash used in financing activities	(456)	(203)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(3)	(24)
NET INCREASE/(DECREASE) IN CASH	(157)	238
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,128	1,149

CASH AND CASH EQUIVALENTS, END OF YEAR	$971	$1,387

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$97	$94
Income taxes	$111	$125

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
ITEM 1. FINANCIAL STATEMENTS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS AND PERCENTAGES)

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. All significant inter-company accounts and transactions have been eliminated in consolidation. The unaudited consolidated financial statements are presented in U.S. dollars. Accordingly, the accompanying financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for the interim period presented have been included. Operating results for the six months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2003. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements of the Company included in the Company’s Form 10-K for the fiscal year ended June 30, 2002.

2.	INVENTORIES

The composition of inventories is as follows:

	Dec 31,	June 30,
	2002	2002

Raw materials	$932	$938
Work in progress	182	287
Finished goods	324	505
Less: provision for obsolete inventory	(694)	(716)

	$744	$1,014

3.	STOCK OPTIONS

In September 2002, the Board of Directors amended the Directors Stock Option Plan to require that the exercise price of options granted thereunder be equal to 100% of the fair market value of the Company’s Common Stock as of the date of grant.

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its Plans. Accordingly, stock compensation based on the intrinsic value of these options granted has been recorded. Had compensation cost for the Company’s Plans been determined based upon the fair value at the grant date for awards under these Plans consistent with the methodology prescribed under SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

The following calculation uses the Black Scholes option-pricing model with the assumptions listed below:

	Six Months Ended

	Dec. 31,	Dec. 31,
	2002	2001

Net Income (Loss):
As Reported	$147	$(1,193)
Pro forma	$129	$(1,428)
Basic Earnings (Loss) per Share:
As Reported	$0.05	$(0.41)
Pro forma	$0.04	$(0.49)
Diluted Earnings (Loss) per Share:
As Reported	$0.05	$(0.41)
Pro forma	$0.04	$(0.49)

	Six Months Ended

	Dec. 31, 2002	Dec. 31, 2001

Volatility	45.99%	63.11%
Risk free interest rate	2.79%	4.38%
Expected life (years)	1	2.84

4.	EARNINGS PER SHARE

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

Stock options to purchase 437,500 shares at prices ranging from $2.72 to $6.00 per share were outstanding during the six months ended December 31, 2002 and were excluded in the computation of diluted EPS because they are out of the money so are unlikely to be exercised.

Stock options and warrants to purchase 521,785 shares at prices ranging from $3.67 to $8.00 per share were outstanding during the six months ended December 31, 2001 and were excluded in the computation of diluted EPS because their effect would have been antidilutive.

The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted EPS for the periods presented herein:

	Six Months Ended		Three Months Ended

	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2002	2001	2002	2001

Net income (loss) used to compute basic and diluted earnings (loss) per share	$147	$(1,193)	$91	$(792)

Weighted average number of common shares outstanding — basic	2,928,000	2,928,000	2,928,000	2,928,000
Dilutive effect of stock options and warrants	—	—	—	—

Number of shares used to compute earnings per share — diluted	2,928,000	2,928,000	2,928,000	2,928,000

5.	BUSINESS SEGMENTS

The Company operates principally in three industry segments: the designing and manufacturing of equipment (that tests the structural integrity of integrated circuits and other products which measure the rate of turn), the testing service industry (that performs structural and electronic tests of semiconductor devices) and the distribution of various products from other manufacturers in Singapore and Southeast Asia.

There was no intersegment transactions during the six months ended December 31, 2002. Segment presentation is based on a customer’s location, not a subsidiary’s location.

                  Business Segment Information:

	Six Months		Operating		Depr.
	Ended	Net	Income		and	Capital
	Dec. 31,	Sales	(loss)	Assets	Amort.	Expenditures

Manufacturing	2002	$1,390	$(132)	$3,061	$21	$4
	2001	1,310	(1,008)	5,242	118	10
Testing Services	2002	2,347	322	15,019	263	130
	2001	2,214	159	15,806	301	9
Distribution	2002	1,314	(111)	484	27	3
	2001	1,288	(34)	374	26	1
Corporate and	2002	0	(36)	358	1	0
unallocated	2001	0	(59)	127	1	0
Total Company	2002	$5,051	$43	$18,922	$312	$137
	2001	$4,812	$(942)	$21,549	$446	$20

                  Business Segment Information:

	Six Months		Operating		Depr.
	Ended	Net	Income		and	Capital
	Dec. 31,	Sales	(loss)	Assets	Amort.	Expenditures

Manufacturing	2002	$3,135	$(262)	$3,061	$42	$5
	2001	2,778	(1,653)	5,242	213	10
Testing Services	2002	4,911	609	15,019	543	1,074
	2001	4,503	384	15,806	602	11
Distribution	2002	2,920	(149)	484	56	33
	2001	2,667	(6)	374	54	1
Corporate and	2002	0	(114)	358	2	0
unallocated	2001	0	(87)	127	2	0
Total Company	2002	$10,966	$84	$18,922	$643	$1,112
	2001	$9,948	$(1,362)	$21,549	$871	$22

                  Geographic Area Information:

					Elimin-
	Three Months				ations
	Ended	United		Southeast	and	Total
	Dec. 31,	States	Europe	Asia	Other	Company

Net sales to	2002	$2,063	249	2,757	(18)	$5,051
customers	2001	$1,909	389	2,540	(26)	$4,812
Operating	2002	$54	(17)	42	(36)	$43
Income (loss)	2001	$(803)	(104)	24	(59)	$(942)
Property, plant	2002	$135	447	5,469	(40)	$6,011
and equipment — net	2001	$733	5,797	410	(40)	$6,900

                  Geographic Area Information:

					Elimin-
	Six Months				ations
	Ended	United		Southeast	and	Total
	Dec. 31,	States	Europe	Asia	Other	Company

Net sales to	2002	$3,989	494	6,514	(31)	10,966
customers	2001	$3,860	962	5,158	(32)	9,948
Operating	2002	$78	(67)	187	(114)	$84
Income (loss)	2001	$(1,222)	(206)	153	(87)	$(1,362)
Property, plant	2002	$135	447	5,469	(40)	$6,011
and equipment — net	2001	$733	5,797	410	(40)	$6,900

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The discussions of Trio-Tech International’s (the “Company”) business and activities set forth in this Form 10-Q and in other past and future reports and announcements by the Company may contain forward-looking statements within meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and assumptions regarding future activities and results of operations of the Company. In light of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the following factors, among others, could cause actual results to differ materially from those reflected in any forward-looking statement made by or on behalf of the Company: market acceptance of Company products and services; changing business conditions or technologies and volatility in the semiconductor industry, which could affect demand for the Company’s products and services; the impact of competition; problems with technology; product development schedules; delivery schedules; changes in military or commercial testing specifications which could affect the market for the Company’s products and services; difficulties in profitably integrating acquired businesses, if any, into the Company; risks associated with conducting business internationally and especially in Southeast Asia, including currency fluctuations and devaluation, currency restrictions, local laws and restrictions and possible social, political and economic instability; and other economic, financial and regulatory factors beyond the Company’s control. See the discussions elsewhere in this Form 10-Q for more information. In some cases, you can identify forward-looking statements by the use of terminology such as “may”, “will”, “expects”, “plans”, “anticipates”, “estimates”, “potential”, “believes”, “can impact”, “continue”, or the negative thereof or other comparable terminology.

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

During the quarter ending December 31, 2002, total assets decreased by $153 from $19,075 at June 30, 2002 to $18,922 at December 31, 2002. The accounts receivable turnover index (defined as quarterly net sales divided by ending accounts receivable plus bad debt allowance, multiplied by 4) totaled 4.64 at December 31, 2002, compared with 4.83 at June 30, 2002 and 4.97 at December 31, 2001 reflecting, in the Company’s estimation, a greater emphasis on the collection of receivables. Although receivables decreased by $56 compared to the balance at June 30, 2002, and increased by $217, or 5.6%, versus the comparable period last year. Sales for the three months ended December 31, 2002 also increased 5% compared to the same period last year, resulting in the improvement in accounts receivable turns. The inventory turnover index (defined as quarterly factory cost excluding non-recurring costs divided by ending inventory, multiplied by 4) was 19.74 at December 31, 2002, up from 18.00 at June 30, 2002, and up from 8.22 at December 31, 2001. Inventories declined $270 versus June 30, 2002, and declined by $1,064 compared with December 30, 2001. In addition cash short-term deposits and investments in marketable securities decreased by $82 which was offset by the net additions to property, plant and equipment.

Total liabilities at December 31, 2002 was $7,943, reflecting a $198 decrease from June 30, 2002 mainly due to payments on lines of credit. As of December 31, 2002, total debt (excluding minority interest) was 90.8 percent of total capital, compared with 94.5 percent at June 30, 2002. The Company believes its strong cash position provides ready and ample access to funds in the global capital markets. The Company’s available short-term lines of credit have not materially changed since June 30, 2002.

The following table sets forth our revenue components for the six and three months ended December 31, 2002 and 2001 respectively.

Revenue Components

	Six Months Ending		Three Months Ending

	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2002	2001	2002	2001

Net Sales:
Testing	44.78%	45.25%	46.46%	46.00%
Manufacturing	28.59	27.94	27.52	27.23
Distribution	26.63	26.81	26.02	26.77

Total	100.00%	100.00%	100.00%	100.00%

Geographically, we operate in the United States, Singapore, Malaysia, Thailand, and Ireland. Our customers are mainly concentrated in Southeast Asia and they are either semiconductor chip manufacturers or testing facilities (that purchase our testing equipment).

Our cost of sales is made up of the cost of materials used, obsolescence costs, labor, depreciation, utilities (which is our major consumption for testing services), and overhead relating to manufacturing, testing and distribution.

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

Comparison of Three Months Ended December 31, 2002 (“2003”) and December 31, 2001 (“2002”)

Sales

Net sales increased by $239 or 5% from $4,812 in 2002 to $5,051 in 2003, and indicates improved consumers’ spending from a year ago. However, due to the slow recovery of the semiconductor industry, we anticipate that the third quarter sales will be lower than second quarter sales due to lower bookings as indicated by our quarterly backlog graph.

Geographically, net sales into and within the United States increased $154 or 8.07% from $1,909 in 2002 to $2,063 in 2003. The increase was mainly attributable to the increased demand for wet process benches. Net sales within Southeast Asia increased $217 or 8.5% from $2,540 in 2002 to $2,757 in 2003 mainly due to increased burn-in sales. Net sales for Europe decreased $140 or 36% from $389 in 2002 to $249 in 2003. This decrease was due primarily to a decline in demand for testing services, which occurred when several large customers moved from Europe to Southeast Asia. We have managed to recapture some of this business in Southeast Asia due to the fact that our testing services were already established in regions to where the customers relocated.

The Manufacturing Segment sales increased $80 or 6.1% from $1,310 in 2002 to $1,390 in 2003 despite conservative capital spending by OEM’s for the Artic Temperature Controlled Chunks, wet process benches and the COBIS-II Burn-in Board Systems. The Testing Services Segment sales, Company-wide, increased $133 or 6% from $2,214 in 2002 to $2,347 in 2003. Although the downturn in global economic conditions has created a tough and competitive environment our Testing Segment continues to secure contracts for its newly developed Burn-in technology in its new facilities in Singapore. There is however, no assurance that this will continue in the future. The Distribution Segment increased slightly by $26 or 2% from $1,288 in 2002 to $1,314 in 2003. This segment is dependent on the capital expenditure plans of our customers, which we believe remains weak.

Cost of Sales

The Company’s cost of sales varies depending on the mix of sector and geographic sales and decreased $45 or 1.2% from $3,717 in 2002 to $3,672 in 2003. As a percentage of sales, the cost of sales decreased 4.6% from 77.3% in 2002 to 72.7% in 2003. This decrease in cost of sales, as a percentage of sales, was mainly due to an increase in sales, a change in the sales and product mix and the reduction of depreciation due to the impairment of assets recorded in fiscal year 2002.

Operating Expenses

Operating expenses decreased by $701 or 34.4% from $2,037 in 2002 to $1,336 in 2003. As a percentage of total revenue, our operating expenses in 2003 decreased from 42.3% in 2002 to 26.5% in 2003, due mainly to the increase in our total revenue in 2003 and the impairment of assets recorded in fiscal year 2002 not repeating in 2003.

General and Administrative

General and Administrative (“G&A”) expenses increased by $28 or 2.6% from $1,059 in 2002 to $1,087 in 2003 as some operations are resuming their normal work week and bonuses are being accrued for operations that continue to achieve results above budgets. As a percentage of sales, G&A decreased by 0.5% from 22% in 2002 to 21.5% in 2003 due to cost-cutting measures which consisted of (1) reducing headcount and related expenses such as payroll and payroll-related costs such as bonuses which has been accomplished through layoffs, reduction in management, salary reductions and periodic closures in fiscal year ended June 30, 2002, (2) reducing plant capacity by moving to smaller facilities in Van Nuys, California and (3) reducing insurance, travel and other miscellaneous expenses.

Selling Expenses

Selling expenses decreased by $93 or 29.8% from $314 in 2002 to $221 in 2003 due to a change in compensation for volume-related expenses such as commissions. As a percentage of sales, selling expenses decreased 2.1% from 6.5% in 2002 to 4.4% in 2003 due to certain fixed cost elements included in selling expenses.

Research and Development

Research and Development decreased by $91 or 76.5% from $119 in 2002 to $28 in 2003. This decrease is primarily due to management’s decision to limit research and development on its Automated Wet Benches and Artic Thermal Chucks.

Impairment loss

The Company did not record an impairment loss for 2003 based on its examination of estimated undiscounted future cash flows that are generated by the subsidiaries in which certain long-lived assets (certain fixed assets) were used. In 2002, the Company recorded an impairment loss of approximately $542, consisting of (1) $393 in goodwill, related to the Company’s acquisition of manufacturing product lines in the United States; (2) $80 in intangibles, used in its manufacturing segment (within the United States); and (3) $69 of fixed assets, consisting of machinery and equipment, furniture and fixtures, leasehold improvements, and demonstration.

Loss on Sale of Property, Plant and Equipment

The Company did not have a loss on sale of property, plant and equipment in 2003, whereas the Company reported $3 in 2002 due to a loss on disposal of assets

Income (Loss) from Operations

For segment reporting purposes, the loss from operations in our manufacturing segment was reduced by $878 or 86.9% from a loss of $1,008 in 2002 to a loss of $132 in 2003, due to the increase in sales and cost-cutting measures, during the fourth quarter of 2002, which consisted of (1) reducing headcount and related expenses such as payroll and payroll-related costs such as bonuses which has been accomplished through layoffs, reduction in management, shortened work weeks, salary reductions and periodical closures, (2) reducing plant capacity by moving to smaller facilities (3) the reduction of depreciation due to the impairment of assets recorded in fiscal year 2002, and (4) reducing insurance, travel and other miscellaneous expenses.

Income from operations in our Testing Services Segment increased by $164 or 103.8% from $159 in 2002 to $322 in 2003 due to the rapid implementation of cost saving measures in Southeast Asia during a decline in demand.

Loss from operations in our distribution segment increased by $77 from a loss of $34 in 2002 to a loss of $111 in 2003 due to the tough and competitive environment, which changed our product mix from higher margin sales to lower margin sales.

Corporate operating loss was reduced from an operating loss of $56 in 2002 to an operating loss of $36 in 2003 due to an increase in the allocation percentage being charged on a greater sales volume.

Interest Expenses

Interest expense decreased in 2003 by $7 or 13.2%, from $53 in 2002 to $46 in 2003, as a result of lower interest rates even though borrowings under the line of credit, long-term debt and capitalized leases increased by $959.

Other Income

Other income decreased by $133 or 69.6% from $191 in 2002 to $58 in 2003. Other income during 2003 was made up mainly of (1) interest income of $28, (2) rental income of $17 and (3) royalty income of $21 and (4) a miscellaneous loss of $8.

Income Tax

Current income tax benefit for 2003 was approximately $18, an increase of $44, or 169.2%, compared to total income tax expense of $26 for 2002.

Because the net loss incurred in the U.S did not offset the tax benefit in Singapore and Malaysia, we still incurred a total income tax benefit of $18 for 2003 compared to a total income tax expense of $26 for 2002.

Net Income (Loss)

As a result of all of the factors analyzed above, the net income attributable to common shares for the quarter ended December 31, 2002 was approximately $91, which represented an increase of $883 from a net loss of approximately $792 attributed to common shares for the quarter ended December 31, 2001, a 111.5% change. Consequently, basic income per share for the quarter ended December 31, 2002 increased to earnings of $0.03 per share, from a basic loss per share of $0.27 in 2002, which represented a change of $0.30 from net loss to net income, a 111.5% change. Diluted income per share for 2003 was $0.03 per share, an increase of $0.30 per share from diluted losses per share of $0.27 for 2002.

Comparison of Six Months Ended December 31, 2002 (“2003”) and December 31, 2001 (“2002”)

Sales

Net Sales increased by $1,018 or 10.2% from $9,948 in 2002 to $10,966 in 2003, due to a slight recovery in the semiconductor industry.

Geographically, net sales into the United States increased by $129 or 3.3% from $3,860 in 2002 to $3,989 in 2003. The increase was mainly attributed to increased demand for wet process benches. Net sales into Southeast Asia increased $1,356 or 26.3% from $5,158 in 2002 to $6,514 in 2003 due mainly to higher manufacturing and testing volumes. Net sales into Europe decreased by $468 or 48.6% from $962 in 2002 to $494 in 2003. This decrease was primarily due to a decline in demand for testing services, which occurred when several large customers moved from Europe to Southeast Asia. We managed to recapture some of this business in Southeast Asia due to the fact that our testing services were already established in regions to where the customers relocated.

The Manufacturing Segment sales increased $357 or 12.9% from $2,778 in 2002 to $3,135 in 2003 despite conservative capital spending by OEM’s for the Artic Temperature Controlled Chunks, Wet Process Benches and the COBIS-II Burn-in Board Systems. The Testing Services Segment sales, Company-wide, increased by $408 or 9.1% from $4,503 in 2002 to $4,911 in 2003. Although the downturn in global economic conditions has created a tough and competitive environment our Testing Segment continues to secure contracts for its newly developed Burn-in technology in its new facilities in Singapore. There is however, no assurance that this will continue in the future. The Distribution Segment increased $253 or 9.5% from $2,667 in 2002 to $2,920 in 2003. This segment is dependent on the capital expenditure plans of our customers, which we believe remains weak.

Cost of Sales

The Company’s cost of sales varies depending on the mix of sector and geographic sales and increased by $84 or 1.1% from $7,759 in 2002 to $7,843 in 2003. As a percentage of sales, it decreased 6.5% from 78% in 2002 to 71.5% in 2003. The decrease in cost of sales, as a percentage of sales, was mainly due to an increase in sales, a change in sales and product mix and depreciation reduction due to the impairment of assets recorded in fiscal year 2002. In addition, cost-cutting measures are implemented by reducing headcount and related expenses such as payroll and payroll-related costs.

Operating Expenses

Operating expenses decreased by $512 or 14.4% from $3,551 in 2002 to $3,039 in 2003. As a percentage of total revenue, our operating expenses in 2003 decreased from 35.7% in 2002 to 27.7% in 2003, due mainly to the increase in our total revenue in 2003 and the impairment of assets recorded in fiscal year 2002 not repeating in 2003.

General and Administrative

General and Administrative (“G&A”) expenses increased by $128 or 5.7% from $2,242 in 2002 to $2,370 in 2003 as some operations are resuming to their normal work week and bonuses are being accrued for operations that continue to achieve results above budgets. As a percentage of sales, G&A decreased by 0.9% from 22.5% in 2001 to 21.6% in 2003 due to cost-cutting measures which consisted of (1) reducing headcount and related expenses such as payroll and payroll-related costs such as bonuses which has been accomplished through layoffs, reduction in management, salary reductions and periodical closures in fiscal year ended June 30, 2002, (2) reducing plant capacity by moving to smaller facilities in Van Nuys, California and (3) reducing insurance, travel and other miscellaneous expenses.

Selling Expenses

Selling expenses decreased by $96 or 16.1% from $598 in 2002 to $502 in 2003 due to a change in compensation for volume-related expenses such as commissions. As a percentage of sales, selling expenses decreased 1.4% from 6.0% in 2002 to 4.6% in 2003.

Research and Development

Research and Development decreased by $111 or 66.9% from $166 in 2002 to $55 in 2003. This decrease is primarily due to management’s decision to limit research and development on its Automated Wet Benches and Artic Thermal Chucks.

Impairment loss

The Company did not record an impairment loss for 2003 based on its examination of estimated undiscounted future cash flows that are generated by the subsidiaries in which certain long-lived assets (goodwill and certain fixed assets) were used. In 2002, the Company recorded an impairment loss of approximately $542, consisting of (1) $393 in goodwill, related to the Company’s acquisition of manufacturing product lines in the United States; (2) $80 in intangibles, used in its manufacturing segment (within the United States); and (3) $69 of fixed assets, consisting of machinery and equipment, furniture and fixtures, leasehold improvements, and demonstration.

Loss on Sale of Property, Plant and Equipment

The loss on sale of property, plant and equipment increased by $109 from $3 in 2002 to $112 in 2003 due to a loss on disposal of assets, mainly in Singapore, in the first quarter of 2003.

Income (Loss) from Operations

For segment reporting purposes, the loss from operations in our manufacturing segment was reduced by $1,391 or 84.2% from a loss of $1,653 in 2002 to a loss of $262 in 2003, due to the increase in sales and cost-cutting measures which consisted of (1) reducing headcount and related expenses such as payroll and payroll-related costs such as bonuses which has been accomplished through layoffs, reduction in management, shortened work weeks, salary reductions and periodical closures (2) reducing plant capacity by moving to smaller facilities (3) impairment of assets recorded in fiscal year 2002, which also resulted in a reduction of depreciation, and (4) reducing insurance, travel and other miscellaneous expenses.

Income from operations in our Testing Services Segment increased by $225 or 58.6% from $384 in 2002 to $609 in 2003 due to the increase in sales and rapid implementation in Southeast Asia of cost saving measures.

Loss from operations in our distribution segment increased by $143 from $6 in 2002 to $149 in 2003, due to the tough and competitive environment, which changed our product mix from higher margin sales to lower margin sales.

Corporate operating loss was increased from operating loss of $87 in 2002 to an operating loss of $114 in 2003 due to an increase in the allocation percentage being charged on a greater sales volume.

Interest Expenses

Interest expense decreased by $7 or 6.7% from $104 in 2002 to $97 in 2003, as a result of lower interest rates even though borrowings under the line of credit, long-term debt and capitalized leases increased by $959.

Other Income

Other Income decreased by $94 or 32.6% from $288 in 2002 to $194 in 2003 due to lower interest rate in fixed deposits, reversal of provision for diminution in marketable securities recorded in fiscal year 2002 and unrealized currency loss derived from appreciation of Euro and Sing Dollars against U.S. Dollars.

Income Tax

Current income tax expense for 2003 was approximately $50, a decrease of $18, or 26.5% compared to the current income tax expense of $68 for 2002. The decrease in current income tax expense for 2003 was due mainly to acceleration of capital allowances on new plants in Singapore and utilization of unabsorbed losses.

Because the net loss incurred in the U.S and Ireland did not offset the taxable income in Singapore and Malaysia, we still incurred a total income tax expense of $50 for 2003 including changes in deferred income tax assets and liabilities, comparing to a total income tax expense of $68 for 2002, an increase of $18 or 26.5%.

Net Income (Loss)

As a result of all of the factors analyzed above, the net income attributable to common shares for the six months ended December 31, 2002 was approximately $147, which represented an increase of $1,340 from a net loss of approximately $1,193 attributed to common shares for the six months ended December 31, 2001, a 112.3% change. Consequently, basic income per share for the six months ended December 31, 2002 increased to earnings of $0.05 per share, from a basic loss per share of $0.41 in 2002, which represented a change of $0.46 from net loss to net income, a 112.3% change. Diluted income per share for 2003 was $0.05 per share, an increase of $0.46 per share from diluted losses per share of $0.41 for 2002.

Liquidity and Capital Resources

We had working capital (defined as current assets minus current liabilities) of approximately $6,705 for the period ended December 31, 2002, which represented a decrease of approximately $214 compared with working capital of $6,919 as of June 30, 2002, a 3.09% decrease. Historically, the Company had positive working capital for the eight fiscal years prior to the fiscal year ended June 30, 2002. We believe that the Company has the ability to maintain positive working capital in the near future.

The Company’s credit rating provides ready and ample access to funds in global capital markets. At December 31, 2002, the Company had available short-term lines of credit totaling $7,587 of which $6,968 was unused.

Entity with Facility	Type	Interest	Credit	Unused

Trio-Tech Malaysia	Line of Credit	8.90%	$38	$38
Trio-Tech Bangkok	Line of Credit	9.50%	46	46
Trio-Tech Singapore	Line of Credit	7.00%	2,593	2,421
Trio-Tech Singapore	Line of Credit	6.38%	4,610	4,263
Trio-Tech International	Line of Credit	5.75%	300	200

			$7,587	$6,968

Even though the Company had suffered a net loss in the fiscal year ended June 30, 2002, management of the Company believes that the Company has the economic wherewithal to satisfy its cash needs for the next twelve months plus one day as a going concern business.

Management’s belief is based, in part, on the following: (1) we have a fixed cash deposit of approximately $6.1 million (of which approximately $5.1 million is available immediately); (2) we had backlog of $3,623 as of December 31, 2002 (3) our accounts receivable turnover ratio is approximately 4.64 times per year (74 days of sales in accounts receivable) in 2003; (4) our financing facilities available as of December 31, 2002 were approximately $6.8 million upon which we are able to draw at any time; and (5) our efforts during the fiscal year ended June 30, 2002, to cut costs and expenses, were effective. These cost cutting measures consisted of (1) reducing headcount and related expenses such as payroll and payroll-related costs such as bonuses which has been accomplished through layoffs, reduction in management, shortened work weeks, salary reductions and periodical closures (2) reducing plant capacity by moving to smaller facilities and (3) reducing insurance, travel and other miscellaneous expenses. We anticipate that the costs and expenses in fiscal year 2003 will be lower than those during fiscal year 2002 and, accordingly, cash disbursement needs should be lower also. However, we cannot provide any assurance that costs and expenses in fiscal year 2003 or thereafter will not be higher than those in fiscal year 2002.

Net cash provided by operating activities during the quarter ended December 31, 2002 was $1,463 compared to net cash of $653 used in operating activities during the quarter ended December 31, 2001. The change of approximately $2,116 or 324% reflects our efforts in cost reduction, our response to the economic downturn and decrease in capital investment demand from the semiconductor industry. The $1,463 of net cash provided by operating activities in 2003 was primarily attributable to net income of $147 and an increase of $127 in accounts payable and accrued liabilities. The cash flow from our inventory was $265 compared $41 provided in 2002 reflecting the fact that our inventory turnover is increasing. Cash provided by other receivables in the amount of $172 pertains to down payments for construction-in-progress. We had a $112 loss on the sale of property plant and equipment from the disposal of obsolete equipment. The cash provided from our accounts receivable in 2003 was $40 compared to $586 provided in 2002, a change of 93.2%, reflecting the fact that our accounts receivable turnover in 2003 increased along with total revenue.

Net cash used in investing activities during 2003 was $1,161 compared to $1,118 provided by investing activities in 2002. The change was a swing of $2,279, or 203.8%. The net cash used in investing activities was due mainly to the increase of $205 in short-term deposits, compared to the decrease in short-term deposits of $1,221 in 2002, reflecting a change of $1,426 or 116.8%. In 2003, our capital expenditures were $1,112 which related to the investment in the Southeast Asia testing segment. Compared to the capital expenditure of $22 in 2002, we increased our investment by $1,090 as a result of expenditures needed to maintain technology required to keep the current customer base in the ever changing test market. We decreased our investment in marketable securities by $130 in 2003 compared to an increase of $117 in 2002.

Net cash used in financing activities during 2003 was $456, reflecting an increase of $253 or 124.6%, compared to $203 used in financing activities during 2002. The cash outflow in financing activities included $1,343 of payments on lines of credit, long-term debts and capital lease obligations which were offset by a cash inflow of (1) $958 from additional borrowing under lines of credit and long term debt, and (2) $71 in dividends paid to minority interest.

Approximately $763 of cash deposits are held in the Company’s 55% owned Malaysian subsidiary. $239 of this cash is denominated in the currency of Malaysia. Out of the $239, $239 is currently available for movement, as authorized by the Central Bank of Malaysia. There are additional amounts available as dividends (after making deductions for income tax) pursuant to Malaysian regulations in force from July 1, 2000.

Recently Issued Accounting Pronouncements

Effective July 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”), No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 replaces Accounting Principles Board Opinion No. 16 (APB No. 16), “Business Combination,” and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. The adoption of SFAS No. 141 and No. 142 did not have significant impact on our financial statements. During the year ended June 30, 2002, the Company wrote off all of the outstanding balance of approximately $393 of goodwill. During the six months ended December 31, 2002 and 2001, goodwill amortization totaled approximately $0.

Effective July 1, 2002 we adopted Financial Accounting Standard Board issued Statement of Financial Accounting Standards, No. 143, “Accounting for Asset Retirement Obligations,” (“SFAS No. 143”). SFAS No. 143 requires that any legal obligation related to the retirement of long-lived assets be quantified and recorded as a liability with the associated asset retirement cost capitalized on the balance sheet in the period it is incurred when a reasonable estimate of the fair value of the liability can be made. The adoption of SFAS No 143 did not have significant impact on our consolidated financial statements.

Effective July 1, 2002 we adopted Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS No. 145). SFAS No 145 eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The adoption of SFAS No 145 did not have significant impact on our consolidated financial statements.

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

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FAS 123” (“SFAS 148”). This statement amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements to SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure provisions of SFAS 148 are effective for interim periods beginning after December 15, 2002. The Company will adopt the disclosure requirements of SFAS 148 on January 1, 2003.

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

The interest on loans to us and on our lines of credit range from 5.50% to 9.50% per annum. As of December 31, 2002, the outstanding principal balance on these loans was approximately $2,213. These interest rates are subject to change and we cannot predict any increase or decrease in rates, if any.

Foreign Currency Exchange Rate Risk. Although the majority of our sales, cost of manufacturing and marketing are transacted in U.S. dollars, significant portions of our revenues are denominated in Singapore, Malaysian and other currencies. Consequently, a portion of our costs, revenues and operating margins may be affected by fluctuations in exchange rates, primarily between the U.S. Dollar and such foreign currencies. We are also affected by fluctuations in exchange rates if there is a mismatch between our foreign currency denominated assets and liabilities. Foreign currency adjustments resulted in a decrease of $8 and a decrease of $20 to shareholders’ equity for six months ended December 31, 2002 and 2001, respectively.

We try to reduce our risk of foreign currency fluctuations by purchasing certain equipment and supplies in U.S. Dollars and seeking payment, when possible, in U.S. Dollars. However, we may not be successful in our attempts to mitigate our exposure to exchange rate fluctuations. Those fluctuations could have a material adverse effect on the Company’s financial results.

ITEM 4. CONTROLS AND PROCEDURES

Within the 90-day period prior to the filling of this report, an evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer as to the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosures controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within these entities. No significant changes were made in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were any corrective actions taken with regard to significant deficiencies and material weaknesses.

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

99.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002 – Chief Executive Officer

99.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002 – Chief Financial Officer

(b)	Reports on Form 8-K

The Registrant filed the following reports on Form 8-K with the Securities and Exchange Commission during the second quarter of fiscal 2003:

On December 18, 2002, the Company filed a current report on Form 8-K, with December 8, 2002 as the date of the earliest event reported, with respect to “Item 5. Other Events” that pertained to the resignation from the Board of Directors by William L. Slover and the subsequent replacement by A. Charles Wilson as the chair of the audit committee.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIO-TECH INTERNATIONAL

By:	/s/ Victor H.M. Ting

VICTOR H.M. TING Vice President and Chief Financial Officer (Duly authorized officer and Principal Financial Officer) Dated: February 6, 2003

CERTIFICATIONS

I, S. W. Yong, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Trio-Tech International;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this interim report;

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

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

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

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal control; and

b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 6, 2003

     /s/ S. W. YONG

S.W. Yong
President and Chief Executive Officer
(Principal Executive Officer)

I, Victor H.M. Ting, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Trio-Tech International;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this interim report;

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

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

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

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal control; and

b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 6, 2003

     /s/ VICTOR H.M. TING

Victor H.M. Ting
Vice President and Chief Financial Officer
(Principal Financial Officer)