Form 10-Q
period 2003-03-31
TRIO TECH INTERNATIONAL
filed 2003-05-16
CIK 732026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-14523

TRIO-TECH INTERNATIONAL

(Exact name of Registrant as specified in its Charter)

California	95-2086631
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

14731 Califa Street Van Nuys, California	91411
(Address of principle executive offices)	(Zip Code)

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
Yes ☐  No ☑

Number of shares of common stock outstanding as of May 8, 2003 is 2,927,565

TRIO-TECH INTERNATIONAL
INDEX TO CONSOLIDATED FINANCIAL INFORMATION, OTHER INFORMATION AND SIGNATURE

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Mar 31,	June 30,
	2003	2002

	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash	$1,677	$1,128
Short term deposits	4,011	5,906
Investments in marketable securities	417	554
Trade accounts receivable, less allowance for doubtful accounts of $160 and $174 respectively	4,653	4,148
Other receivables	344	527
Inventories, less provision for obselete stock of $718 and $716 respectively	811	1,014
Prepaid expenses and other current assets	167	128

Total current assets	12,080	13,405
PROPERTY, PLANT AND EQUIPMENT, Net	5,702	5,593
OTHER ASSETS	16	77

TOTAL ASSETS	$17,798	$19,075

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Lines of credit	$532	$1,227
Accounts payable	1,354	1,717
Accrued expenses	2,184	2,315
Income taxes payable	60	106
Current portion of notes payable	755	785
Current portion of capitalized leases	347	336

Total current liabilities	5,232	6,486

NOTES PAYABLE, net of current portion	584	641
CAPITALIZED LEASES, net of current portion	403	345
DEFERRED INCOME TAXES	666	669

TOTAL LIABILITIES	6,885	8,141

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	2,196	2,316
SHAREHOLDERS’ EQUITY:
Common stock; no par value, authorized, 15,000,000 shares; issued and outstanding 2,927,565 and 2,927,551 respectively	9,423	9,423
Additional paid-in capital	284	270
Accumulated deficit	(483)	(658)
Accumulated other comprehensive income-marketable securities	0	24
Accumulated other comprehensive loss-foreign currency	(507)	(441)

Total shareholders’ equity	8,717	8,618

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$17,798	$19,075

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Nine Months Ended		Three Months Ended

	Mar. 31,	Mar. 31,	Mar. 31,	Mar. 31,
	2003	2002	2003	2002

NET SALES	$16,527	$14,605	$5,561	$4,657
COST OF SALES	12,378	11,361	4,535	3,603

GROSS PROFIT	4,149	3,244	1,026	1,054
OPERATING EXPENSES:
General and administrative	3,192	3,233	822	991
Selling	655	887	182	302
Research and development	89	259	34	93
Impairment loss	—	624	—	82
Loss (gain) on disposal of property, plant and equipment	112	(36)	—	(39)

Total	4,048	4,967	1,038	1,429

INCOME (LOSS) FROM OPERATIONS	101	(1,723)	(12)	(375)
OTHER INCOME (EXPENSE)
Interest expense	(145)	(159)	(48)	(55)
Other income	241	389	76	114

Total	96	230	28	59

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	197	(1,493)	16	(316)
INCOME TAXES	71	68	21	0

INCOME (LOSS) BEFORE MINORITY INTEREST	126	(1,561)	(5)	(316)
MINORITY INTEREST	49	57	33	4

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHARES	175	(1,504)	28	(312)

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized loss on investment	(24)	—		—
Foreign currency translation adjustment	(66)	10	(58)	30

COMPREHENSIVE INCOME (LOSS)	$85	$(1,494)	$(30)	$(282)

EARNINGS (LOSS) PER SHARE:
Basic	$0.06	$(0.51)	$0.01	$(0.11)

Diluted	$0.06	$(0.51)	$0.01	$(0.11)

WEIGHTED AVERAGE NUMBER OF COMMON AND POTENTIAL COMMON SHARES OUTSTANDING
Basic	2,928	2,928	2,928	2,928
Diluted	2,928	2,928	2,928	2,928

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED, IN THOUSANDS)
   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

	Nine Months Ended

	Mar. 31,	Mar. 31,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$175	$(1,504)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	965	1,283
Bad debt expense	—	(8)
Inventory provision	2	75
Impairment loss	—	624
Stock Compensation	14	—
Realized gain on investment in securities	(24)
(Gain)/loss on disposal of property and equipment	112	(36)
Deferred income taxes	—	7
Minority interest	(49)	(57)
Changes in operating assets and liabilities:
Accounts receivable, net	(488)	354
Other receivables	183	(123)
Inventories	200	(68)
Prepaid expenses and other current assets	(39)	(67)
Accounts payable and accrued expenses	(494)	(2,118)
Income taxes payable	(47)	(57)

Net cash provided by (used in) operating activities	510	(1,695)

CASH FLOWS FROM INVESTING ACTIVITIES:
Short term deposits	1,895	1,513
Marketable securities	137	(150)
Capital expenditures	(1,188)	(374)
Other assets	61	(27)
Proceeds from sale of property and equipment	—	47

Net cash (used in) provided by investing activities	905	1,009

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments and borrowings on lines of credit	(698)	836
Principal payments of debt and capitalized leases	(916)	(551)
Dividends paid to minority interest	(71)	(4)
Proceeds from long-term debt	898	—

Net cash provided by (used in) financing activities	(787)	281

EFFECT OF EXCHANGE RATE CHANGES ON CASH	79	17
NET INCREASE/(DECREASE) IN CASH	549	(388)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,128	1,149

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,677	$761

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$145	$159
Income taxes	$102	$125

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. All significant inter-company accounts and transactions have been eliminated in consolidation. The unaudited consolidated financial statements are presented in U.S. dollars. Accordingly, the accompanying financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for the interim period presented have been included. Operating results for the nine months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2003. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements of the Company included in the Company’s Form 10-K for the fiscal year ended June 30, 2002.

2.     INVENTORIES

The composition of inventories is as follows:

	Mar 31,	June 30,
	2003	2002

Raw materials	$988	$938
Work in progress	223	287
Finished goods	318	505
Less: provision for obsolete inventory	(718)	(716)

	$811	$1,014

3.     STOCK OPTIONS

In September 2002, the Board of Directors amended the Directors Stock Option Plan to require that the exercise price of options granted thereunder be equal to 100% of the fair market value of the Company’s Common Stock as of the date of grant.

On July 1, 2002, the Board of Directors granted to all directors options covering 35,000 shares of Common Stock with an exercise price of $2.25 per share, $0.40 lower than the market price of $2.65 at the grant date. These options have a five-year contractual life and vested immediately. Consequently, the Company recognized $14 of stock compensation expense in the nine months ended March 31, 2002.

The Company has adopted the intrinsic value method of accounting for employee stock options as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-based Compensation” (SFAS No. 123) and discloses the pro forma effect on net loss and loss per share as if the fair value based method had been applied. For equity instruments, including stock options, issued to non-employees, the fair value of the equity instruments or the fair value of the consideration received, whichever is more readily determinable is used to determine the value of services or goods received and the corresponding charge to operations.

The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provision of SFAS No. 123 to stock-based employee compensation.

	Nine Months Ended		Three Months Ended

	Mar. 31,	Mar. 31,	Mar. 31,	Mar. 31,
	2003	2002	2003	2002

Net income (loss): as reported	$175	$(1,504)	$28	$(312)
Add: total stock based employee compensation expense determined under fair value method for all awards	(12)	(397)	(4)	(12)

Pro forma net income (loss)	$163	$(1,901)	$24	$(324)

Income (loss) per share — basic and diluted:
As reported	$0.06	$(0.51)	$0.01	$(0.11)
Pro forma	$0.06	$(0.65)	$0.01	$(0.11)

As required by SFAS 123, the Company provides the following disclosure of estimated values for these awards. The weighted-average grant-date fair value of options granted during, 2003 and 2002 was estimated to be $2.25 and $3.06, respectively.

The fair value of each option grant was estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for 2003 and 2002, respectively; risk free interest rates of 2.93 and 4.88 percent, expected lives of 1 and 2.67 years; volatility of 45.99 percent and 60.32 percent and no assumed dividends.

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

Stock options to purchase 469,500 shares at prices ranging from $2.25 to $6.00 per share were outstanding during the nine months ended March 31, 2003 and were excluded in the computation of diluted EPS because their effect would have been antidilutive.

Stock options and warrants to purchase 578,665 shares at prices ranging from $3.20 to $8.00 per share were outstanding during the nine months ended March 31, 2002 and were excluded in the computation of diluted EPS because their effect would have been antidilutive.

The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted EPS for the periods presented herein:

	Nine Months Ended		Three Months Ended

	Mar. 31,	Mar. 31,	Mar. 31,	Mar. 31,
	2003	2002	2003	2002

Net income (loss) used to compute basic and diluted earnings (loss) per share	$175	$(1,504)	$28	$(312)

Weighted average number of common shares outstanding — basic	2,928	2,928	2,928	2,928
Dilutive effect of stock options and warrants	—	—	—	—

Number of shares used to compute earning per share — diluted	2,928	2,928	2,928	2,928

5.     ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are customer obligations due under normal trade terms. We sell our products and services to manufacturers in the semiconductor industry. We perform continuing credit evaluations of our customers’ financial condition and although we generally do not require collateral, letters of credit may be required from our customers in certain circumstances.

Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. We include any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in our overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to us, we believe our allowance for doubtful accounts as of March 31, 2003 is adequate. However, actual write-offs might exceed the recorded allowance.

	Nine months
	ended
	Mar 31,	June 30,
	2003	2002

Beginning	$174	$174
Additions charged to cost and expenses	—	66
Recovered	24	(25)
Actual write-offs	(38)	(41)

Ending	$160	$174

6.     WARRANTY

	Nine months
	ended
	Mar 31,	June 30,
	2003	2002

Beginning	$305	$262
Additions charged to cost and expenses	1	43
Recovered	(5)	(4)
Actual write-offs	0	4

Ending	$301	$305

7.     BUSINESS SEGMENTS

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

There were no intersegment transactions during the nine months ended March 31, 2003. Geographic Segment presentation is based on a customer’s location, not a subsidiary’s location.

Business Segment Information:

	Three Months		Operating		Depr.
	Ended	Net	Income		and	Capital
	Mar. 31,	Sales	(loss)	Assets	Amort.	Expenditures

Manufacturing	FY 2003	$902	$(264)	$2,792	$23	$1
	FY 2002	1,008	(525)	4,672	99	19
Testing Services	FY 2003	2,327	228	14,083	269	65
	FY 2002	2,151	229	15,615	293	60
Distribution	FY 2003	2,332	(6)	450	27	10
	FY 2002	1,498	(39)	390	20	8
Corporate and	FY 2003	0	30	473	2	0
unallocated	FY 2002	0	(40)	101	1	0
Total Company	FY 2003	$5,561	$(12)	$17,798	$321	$76
	FY 2002	4,657	(375)	20,778	413	87

Business Segment Information:

	Nine Months		Operating		Depr.
	Ended	Net	Income		and	Capital
	Mar. 31,	Sales	(loss)	Assets	Amort.	Expenditures

Manufacturing	FY 2003	$4,037	$(526)	$2,792	$65	$6
	FY 2002	3,787	(2,177)	4,672	312	126
Testing Services	FY 2003	7,238	836	14,083	812	1,139
	FY 2002	6,654	612	15,615	895	226
Distribution	FY 2003	5,252	(125)	450	84	43
	FY 2002	4,164	(31)	390	74	9
Corporate and	FY 2003	0	(84)	473	4	0
unallocated	FY 2002	0	(127)	101	2	13
Total Company	FY 2003	$16,527	$101	$17,798	$965	$1,188
	FY 2002	14,605	(1,723)	20,778	1,283	374

Geographic Area Information:

					Elimin-
	Three Months				ations
	Ended	United		Southeast	and	Total
	Mar. 31,	States	Europe	Asia	Other	Company

Net sales to	FY 2003	$2,747	222	2,600	(8)	$5,561
customers	FY 2002	$2,052	260	2,347	(2)	$4,657
Operating	FY 2003	$(55)	(56)	69	30	$(12)
Income (loss)	FY 2002	$(318)	(61)	44	(40)	$(375)
Property, plant	FY 2003	$119	441	5,182	(40)	$5,702
and equipment - net	FY 2002	$657	389	5,585	(40)	$6,591

Geographic Area Information:

					Elimi-
	Nine Months				nations
	Ended	United		Southeast	and	Total
	Mar. 31,	States	Europe	Asia	Other	Company

Net sales to	FY 2003	$6,705	716	9,145	(39)	$16,527
customers	FY 2002	$5,906	1,222	7,512	(35)	$14,605
Operating	FY 2003	$32	(120)	275	(85)	$101
Income (loss)	FY 2002	$(1,521)	(279)	204	(127)	$(1,723)
Property, plant	FY 2003	$119	441	5,182	(40)	$5,702
and equipment - net	FY 2002	$657	389	5,585	(40)	$6,591

8.     RECLASSIFICATION

Certain prior period line item presentations have been reclassified to conform to current period presentations.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The discussions of Trio-Tech International’s (the “Company”) business and activities set forth in this Form 10-Q and in other past and future reports and announcements by the Company may contain forward-looking statements within meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and assumptions regarding future activities and results of operations of the Company. In light of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the following factors, among others, could cause actual results to differ materially from those reflected in any forward-looking statement made by or on behalf of the Company: market acceptance of Company products and services; changing business conditions or technologies and volatility in the semiconductor industry, which could affect demand for the Company’s products and services; the impact of competition; problems with technology; product development schedules; delivery schedules; changes in military or commercial testing specifications which could affect the market for the Company’s products and services; difficulties in profitably integrating acquired businesses, if any, into the Company; risks associated with conducting business internationally and especially in Southeast Asia, including currency fluctuations and devaluation, currency restrictions, local laws and restrictions, SARS virus, and possible social, political and economic instability; and other economic, financial and regulatory factors beyond the Company’s control. See the discussions elsewhere in this Form 10-Q for more information. In some cases, you can identify forward-looking statements by the use of terminology such as “may”, “will”, “expects”, “plans”, “anticipates”, “estimates”, “potential”, “believes”, “can impact”, “continue”, or the negative thereof or other comparable terminology.

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

During the nine months ended March 31, 2003, total assets decreased by $1,277 from $19,075, at June 30, 2002 to $17,798. Most of the decrease was in cash and short term investments as a result of payments on lines of credit, long-term debts and capital lease obligations.

The accounts receivable turnover index (defined as quarterly net sales divided by ending accounts receivable plus bad debt allowance, multiplied by 4) totaled 4.78 at March 31, 2003, compared with 4.83 at the end of our last fiscal year (June 30, 2002) and 4.56 at March 31, 2002. The Company believes that the foregoing reflects its consistent emphasis on the collection of account receivables. The accounts receivable at March 31, 2003 increased by $505, or 12.2% compared to accounts receivable at June 30, 2002 and increased by $567, or 13.9% compared to the accounts receivable at March 31, 2002. Net sales for the nine month period ended March 31, 2003 were 13.2%.higher than net sales for the nine month period ended March 31, 2002 and net sales for the three month period ended March 31, 2003 were 19.4% higher for the comparable period in the last fiscal year. Increased new sales were the primary factor in the improvement in accounts receivable turns.

The inventory turnover ratio (defined as quarterly factory cost divided by ending inventory, multiplied by 4) was 18.06 at March 31, 2003, up from 10.86 at June 30, 2002. Inventories at March 31, 2003 declined $203 compared to inventories at June 30, 2002, reflecting decreases in work in progress in the amount of $64, finished goods in the amount of $187 and increases in raw materials of $50. Inventories at March 31, 2003 declined by $1,100 compared to inventories at March 31, 2002, primarily as a result of write down of inventories in the amount of $511 for unsalable, excess or obsolete raw materials, work-in-process and finished goods in the fourth quarter of fiscal year 2002. The future impact on the future gross margins cannot be readily identified at this time due to the slow-moving / obsolete nature of this inventory and the price at which these items could be sold is not known until a buyer can be identified.

In addition, during the nine months ended March 31, 2003 short-term deposits and investments in marketable securities decreased by $2,032 from $6,460 at June 30, 2002 to $4,428 as of March 31, 2003 which was offset by net additions to property, plant and equipment of $1,188.

Total liabilities at March 31, 2003 was $6,885, reflecting a $1,256 decrease from June 30, 2002 mainly due to payments on lines of credit and accounts payable. As of March 31, 2003, total debt (excluding minority interest) was 79% of total capital, compared with 94.5% at June 30, 2002. The Company believes its strong cash position provides ready and ample access to funds in the global capital markets. The Company’s available short-term lines of credit have not materially changed since June 30, 2002.

The following table sets forth our revenue components for the nine and three months ended March 31, 2003 and 2002 respectively.

	Nine Months Ended		Three Months Ended

	Mar 31,	Mar 31,	Mar 31,	Mar 31,
	2003	2002	2003	2002

Net Sales:
Testing	43.80%	45.56%	41.85%	46.21%
Manufacturing	24.42	25.93	16.21	21.63
Distribution	31.78	28.51	41.94	32.16

Total	100.00%	100.00%	100.00%	100.00%

Geographically, we operate in the United States, Singapore, Malaysia, Thailand, and Ireland. Our customers are mainly concentrated in Southeast Asia and they are either semiconductor chip manufacturers or testing facilities that purchase our testing equipment.

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

Critical Accounting Policies

In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policy,” the Company identified the most critical accounting principles upon which its financial status depends. The Company determined that those critical accounting principles are related to the use of estimates, inventory valuation, revenue recognition, income tax and impairment of intangibles and other long-lived assets. The Company states these accounting policies in the relevant sections in this management’s discussion and analysis, including the Recently issued Accounting Pronouncements discussed below.

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

Revenue Recognition

Revenue from product sales made to customers is recognized when the risk of loss for the product sold passes to the customer and any right of return can be quantified, which is generally when goods are shipped or upon the completion of services. The Company estimates an allowance for sales returns based on historical experience with product returns. The Company warrants its manufactured products against defects in design, materials and workmanship for one year. A provision for estimated future costs relating to warranty expense is recorded when products are shipped.

Because acceptance provisions are not applicable to Testing revenue, which constitutes 43.80% of total revenue, we recognize Testing revenue when the services are provided.

Distribution revenue, which constitutes 31.78% of total revenue, is generally recognized upon delivery and the completion of services such as installation or training. Product is generally drop-shipped from vendors and subsequently installed at customer site. In general contracts are written that either separate installation, training and upgrades (value added) as a separate line item or hold-back a percentage of the sale until post installation obligations have been met.

Manufacturing revenue, which constitutes 24.42% of total revenue, is similar to Distribution in that contracts are written that either separate installation, training and upgrades (value added) as a separate line item or hold-back a percentage of the sale until post installation obligations have been met. Our provisions and obligations are relatively standard over our entire product line.

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

Our foreign subsidiaries are subject to income taxes in the regions where they operate. Because of the different income tax jurisdictions, net loss generated in the U.S. cannot be utilized to offset the taxable income generated in foreign countries. Therefore, we may incur certain income tax expenses in any fiscal year.

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

Comparison of Three Months Ended March 31, 2003 (“2003”) and March 31, 2002 (“2002”)

Sales

Net sales increased by $904 or 19.4% from $4,657 in 2002 to $5,561 in 2003, which we believe indicates improved consumers’ spending in the technology market from a year ago.

We anticipate that the fourth quarter sales will be lower than third quarter sales due to lower bookings as indicated by our quarterly backlog graph.

Geographically, net sales into and within the United States increased $695 or 33.9% from $2,052 in 2002 to $2,747 in 2003. The increase was mainly attributable to the increased demand for low margin products. Net sales within Southeast Asia increased $253 or

10.8% from $2,347 in 2002 to $2,600 in 2003 mainly due to increased burn-in sales from our Thailand operation. Net sales for Europe decreased $38 or 14.6% from $260 in 2002 to $222 in 2003. This decrease was due primarily to a decline in demand for testing services, which occurred when several large customers moved from Europe to Southeast Asia. We have managed to recapture some of this business in Southeast Asia due to the fact that our testing services were already established in regions to where the customers relocated.

The Manufacturing Segment sales decreased $106 or 10.5% from $1,008 in 2002 to $902 in 2003 due to conservative capital spending by OEM’s for the Artic Temperature Controlled Chunks and the COBIS-II Burn-in Board Systems. The Testing Services Segment sales, Company-wide, increased $176 or 8.2% from $2,151 in 2002 to $2,327 in 2003. Although the downturn in global economic conditions has created a tough and competitive environment, our Testing Segment continues to secure contracts in Thailand as well as its newly developed Burn-in technology in its new facilities in Singapore. There is however, no assurance that this will continue in the future. The Distribution Segment increased by $834 or 55.7% from $1,498 in 2002 to $2,332 in 2003. This is mainly attributed to the increase in sales and distribution of low margin products.

Cost of Sales

The Company’s cost of sales varies depending on the mix of sector and geographic sales and increased $932 or 25.9% from $3,603 in 2002 to $4,535 in 2003. As a percentage of sales, the cost of sales increased 4.2% from 77.4% in 2002 to 81.6% in 2003. This increase in cost of sales, as a percentage of sales, was mainly due to an increase in sales of lower margin products. The selling price of equipment was lowered to remain competitive.

Operating Expenses

Operating expenses decreased by $391 or 27.4% from $1,429 in 2002 to $1,038 in 2003. As a percentage of total revenue, our operating expenses in 2003 decreased from 30.7% in 2002 to 18.7% in 2003, due to an increase in sales revenue in 2003, the implementation of further cost cutting measures and the reduction of depreciation due to the impairment of assets recorded in fiscal year 2002.

General and Administrative

General and Administrative (“G&A”) expenses decreased by $169 or 17.1% from $991 in 2002 to $822 in 2003. As a percentage of sales, G&A decreased by 6.5% from 21.3% in 2002 to 14.8% in 2003. These decreases were due to cost-cutting measures implemented in late 2002 and further cost-cutting measures in 2003 which consisted of (1) reducing headcount and related expenses such as payroll and payroll-related costs such as bonuses which has been accomplished through layoffs and reduction in management, (2) relocating to smaller facilities in Van Nuys, California, (3) reducing insurance, travel and other miscellaneous expenses and (4) continued reduced work weeks at certain of our operations.

Selling Expenses

Selling expenses decreased by $120 or 39.7% from $302 in 2002 to $182 in 2003. As a percentage of sales, selling expenses decreased 3.2% from 6.5% in 2002 to 3.3% in 2003 due to certain components of fixed expenses, such as rent, depreciation, insurance, etc. included in selling expenses. Of the decrease of $120 comparing selling expenses in 2003 to that in 2002, a majority of decrease was attributed to the cost-cutting measures that were implemented in 2002 which consisted of (1) reducing headcount and the related expenses such as payroll and payroll-related costs such as bonuses which has been accomplished through layoffs, reduction in management, shortened work weeks, salary reductions and periodic closures and (2) reducing insurance, travel and other miscellaneous expenses.

Research and Development

Research and Development expenses decreased by $59 or 63.4% from $93 in 2002 to $34 in 2003. This decrease is primarily due to management’s decision to limit research and development on its Automated Wet Benches and Artic Thermal Chucks due to the profitability of the Manufacturing Segment.

Impairment loss

The Company has not recorded any impairment loss in 2003 based on its examination of estimated undiscounted future cash flows that are generated by the subsidiaries in which certain long-lived assets (certain fixed assets) are used. In 2002, the Company recorded an impairment loss of approximately $82 on machinery and equipment.

Loss on Sale of Property, Plant and Equipment

The Company did not have a loss on sale of property, plant and equipment in 2003 The Company reported $39 in income in 2002 due to a gain on disposal of assets.

Income (Loss) from Operations

For segment reporting purposes, the loss from operations in our Manufacturing Segment was reduced by $261 or 49.7% from a loss of $525 in 2002 to a loss of $264 in 2003, due to the cost-cutting measures implemented in late 2002 and further cost-cutting measures in 2003, which consisted of (1) a reduction in headcount and related expenses such as payroll and payroll-related costs (including bonuses) which have been accomplished through layoffs, reduction in management, shortened work weeks, salary reductions and periodic, temporary plant closures, (2) relocation to smaller facilities, (3) the reduction of depreciation due to the impairment loss recorded in fiscal year 2002, and (4) a reduction in insurance, travel and other miscellaneous expenses.

Income from operations in our Testing Services Segment decreased by $1 or 0.4% from $229 in 2002 to $228 in 2003, even though net sales increased by 8.1%. This decrease in operating profit was due to increases in utilities and rent for new Smart Burn-in (SBI) facilities.

Loss from operations in our Distribution Segment decreased by $33 from a loss of $39 in 2002 to a loss of $6 in 2003. This resulted from an increase in sales of products with low margin. Distribution products have a wide variety of margins from one product to the next, and the margins generally depend on the overall price of the product being sold. Customers have taken advantage of certain price reductions we implemented to obtain necessary equipment, which in turn has reduced the margins for those products. However, the increase in sales volumes has improved the net loss position for the three months ended March 31, 2003.

Corporate operating loss was reduced from $40 in 2002 to an operating income of $30 in 2003 due to an increase in the allocation percentage being charged on a greater sales volume and cost-cutting measures implemented to reduce payroll-related costs such as bonuses.

Interest Expenses

Interest expense decreased by $7 or 12.7%, from $55 in 2002 to $48 in 2003 and is primarily due to the net repayment on borrowings. There were lower interest rates on additional borrowings under the line of credit ($389) and long-term debt and capitalized leases ($898) which was offset by repayment of line of credit ($1,087) and long-term debt and capitalized leases ($933).”

Other Income

Other income decreased by $38 or 33.3% from $114 in 2002 to $76 in 2003. Changes in other income from 2002 to 2003 was made up mainly of a (1) decrease in interest income of $34, (2) decrease in rental income of $2, (3) increase in exchange gain of $64, (4) decrease in dividends of $1, (5) a decrease in royalties of $26, and (5) a decrease in sundry income of $39.

Income Tax

Current income tax expense for 2003 was approximately $21, an increase of $21 compared to $0 income tax provided for in 2002. Because of the different income tax jurisdictions, the taxable income generated in foreign countries will not be offset the net loss generated in the U.S. Therefore, we generally incur certain income tax expenses in any fiscal year.

Because the net loss incurred in the U.S did not offset the taxable income in Singapore and Malaysia, we still incurred a total income tax expense of $21 for 2003 including changes in deferred income tax assets and liabilities, compared to $0 income tax expense for 2002.

Net Income (Loss)

As a result of all of the factors analyzed above, the net income attributable to common shares for the quarter ended March 31, 2003 was approximately $28, which represented an increase of $340 from a net loss of approximately $312 attributed to common shares for the quarter ended March 31, 2002, a 109% change. Basic income per share for the quarter ended March 31, 2003 increased to earnings of $0.01 per share, from a basic loss per share of $0.11 in 2002, which represents a change of $0.12 from net loss to net income, a 109% change. Diluted income per share for third quarter 2003 was $0.01 per share, an increase of $0.12 per share from diluted losses per share of $0.11 for third quarter 2002.

Comparison of Nine Months Ended March 31, 2003 (“2003”) and March 31, 2002 (“2002”)

Sales

Net sales increased by $1,922 or 13.2% from $14,605 in 2002 to $16,527 in 2003, due to a slight recovery in the semiconductor industry.

Geographically, net sales into the United States increased by $799 or 13.5% from $5,906 in 2002 to $6,705 in 2003. The increase was mainly attributed to increased demand for wet process benches and low margin products. Net sales within Southeast Asia increased $1,633 or 21.7% from $7,512 in 2002 to $9,145 in 2003 due mainly to higher burn-in services and higher distribution volume. Net sales for Europe decreased by $506 or 41.4% from $1,222 in 2002 to $716 in 2003. This decrease was primarily due to a decline in demand for testing services, which occurred when several large customers moved from Europe to Southeast Asia. We managed to recapture some of this business in Southeast Asia due to the fact that our testing services were already established in regions to where the customers relocated.

The Manufacturing Segment sales increased $250 or 6.6% from $3,787 in 2002 to $4,037 in 2003 despite conservative capital spending by OEM’s for the Artic Temperature Controlled Chunks, wet process benches and the COBIS-II Burn-in Board Systems. The Testing Services Segment sales, Company-wide, increased by $584 or 8.8% from $6,654 in 2002 to $7,238 in 2003. Although the downturn in global economic conditions has created a tough and competitive environment, our Testing Segment continues to secure contracts in Thailand as well as for its newly developed Burn-in technology in its new facilities in Singapore. There is however, no assurance that this will continue in the future. The Distribution Segment increased $1,088 or 26.1% from $4,164 in 2002 to $5,252 in 2003. This is mainly attributed to increase in low margin products.

Cost of Sales

The Company’s cost of sales varies depending on the mix of sector and geographic sales and increased by $1,017 or 9% from $11,361 in 2002 to $12,378 in 2003. As a percentage of sales, it decreased 2.9% from 77.8% in 2002 to 74.9% in 2003. The decrease in cost of sales, as a percentage of sales, was mainly due to an increase in sales and a reduction in depreciation due to the impairment of assets recorded in fiscal year 2002. In addition, cost-cutting measures were implemented in late 2002 and during 2003 by reducing headcount and related expenses such as payroll and payroll-related costs.

Operating Expenses

Operating expenses decreased by $919 or 18.5% from $4,967 in 2002 to $4,048 in 2003. As a percentage of total revenue, our operating expenses decreased from 34% in 2002 to 24.5% in 2003, due mainly to the increase in our total revenue in 2003 and cost cutting measures implemented in late 2002..

General and Administrative

General and Administrative (“G&A”) expenses decreased by $41 or 1.3% from $3,233 in 2002 to $3,192 in 2003. As a percentage of sales, G&A decreased by 2.8% from 22.1% in 2002 to 19.3% in 2003 due to cost-cutting measures which consisted of (1) reducing headcount and related expenses such as payroll and payroll-related costs such as bonuses which has been accomplished through layoffs, reduction in management, and periodical closures in fiscal year ended June 30, 2002, (2) ) relocating to smaller facilities in Van Nuys, California, (3) reducing insurance, travel and other miscellaneous expenses and (4) reduced work weeks at certain of our operations.

Selling Expenses

Selling expenses decreased by $232 or 26.2% from $887 in 2002 to $655 in 2003. As a percentage of sales, selling expenses decreased 2.1% from 6.1% in 2002 to 4.0% in 2003 due to certain components (with the nature of fixed expenses, such as rent, depreciation, insurance, etc.) included in selling expenses. Of the decrease of $232 comparing selling expenses in 2003 to that in 2002, a majority of decrease was attributed to the cost-cutting measures that were implemented during 2002 and 2003 which consisted of (1) reducing headcount and related expenses such as payroll and payroll-related costs such as bonuses which has been accomplished through layoffs, reduction in management, shortened work weeks, salary reductions and periodic closures and (2) reducing insurance, travel and other miscellaneous expenses.

Research and Development

Research and Development expenses decreased by $170 or 65.6% from $259 in 2002 to $89 in 2003. This decrease is primarily due to management’s decision to limit research and development on its Automated Wet Benches and Artic Thermal Chucks due to the profitability of the Manufacturing Segment.

Impairment loss

The Company has not recorded any impairment loss for 2003 based on its examination of estimated undiscounted future cash flows that are generated by the subsidiaries in which certain long-lived assets (goodwill and certain fixed assets) were used. In 2002, the Company recorded an impairment loss of approximately $624, consisting of (1) $393 in goodwill, related to the Company’s acquisition of manufacturing product lines in the United States; (2) $80 in intangibles, used in its manufacturing segment (within the United States); and (3) $151 of fixed assets, consisting of machinery and equipment, furniture and fixtures, leasehold improvements, and demonstration.

Loss on Sale of Property, Plant and Equipment

The sale of property, plant and equipment decreased by $148 from a gain of $36 in 2002 to a loss of $112 in 2003 due to a loss on disposal of assets, mainly in Singapore, in the first quarter of 2003.

Income (Loss) from Operations

For segment reporting purposes, the loss from operations in our Manufacturing Segment was reduced by $1,651 or 75.8% from $2,177 in 2002 to $526 in 2003, due to the increase in sales and further cost-cutting measures which consisted of (1) reducing headcount and related expenses such as payroll and payroll-related costs such as bonuses which has been accomplished through layoffs, reduction in management and shortened work weeks, (2) relocation to smaller facilities (3) impairment of assets recorded in fiscal year 2002, which also resulted in a reduction of depreciation, and (4) reducing insurance, travel and other miscellaneous expenses.

Income from operations in our Testing Services Segment increased by $224 or 36.6% from $612 in 2002 to $836 in 2003 due to the increase in sales and rapid implementation in Southeast Asia of cost saving measures in late 2002.

Loss from operations in our Distribution Segment increased by $94 from $31 in 2002 to $125 in 2003. This resulted from an increase in product sales with low margins. Distribution products have a wide variety of margins from one product to the next, and the margins generally depend on the overall price of the product being sold. Customers have taken advantage of price reductions to obtain necessary equipment, which in turn has reduced the margins and sales volume have not been sufficient in the nine months ended March 31, 2003 to offset in full the price reduction.

Corporate operating loss was decreased from $127 in 2002 to $84 in 2003 due to an increase in the allocation percentage being charged on a greater sales volume and cost-cutting measures implemented to reduce payroll-related costs such as bonuses.

Interest Expenses

Interest expense decreased by $14 or 8.8% from $159 in 2002 to $145 in 2003 and is primarily due to the net repayment on borrowings. There were lower interest rates on additional borrowings under the line of credit ($389) and long-term debt and capitalized leases ($898) which was offset by repayment of line of credit ($1,087) and long-term debt and capitalized leases ($933).

Other Income

Other Income decreased by $148 or 38% from $389 in 2002 to $241 in 2003. . Changes in other income from 2002 to 2003 was made up mainly of a (1) decrease in interest income of $86, (2) decrease in rental income of $16, (3) increase in exchange gain of $24, (4) increase in dividends of $2, (5) a decrease in royalties of $6, and (5) a decrease in sundry income of $66.

Income Tax

Current income tax expense for 2003 was approximately $71, an increase of $3, or 4.4% compared to the current income tax expense of $68 for 2002. Because of the different income tax jurisdictions, the taxable income generated in foreign countries will not offset the net loss generated in the U.S. Therefore, we generally incur certain income tax expenses in any fiscal year.

Net Income (Loss)

As a result of all of the factors analyzed above, the net income attributable to common shares for the nine months ended March 31, 2003 was approximately $175, which represented an increase of $1,679 from a net loss of approximately $1,504 attributed to common shares for the nine months ended March 31, 2002, a 111.6% change. Consequently, basic income per share for the nine months ended March 31, 2003 increased to earnings of $0.06 per share, from a basic loss per share of $0.51 in 2002, which represented a change of $0.57 from net loss to net income, a 111.6% change. Diluted income per share for 2003 was $0.06 per share, an increase of $0.57 per share from diluted loss per share of $0.51 for 2002.

Liquidity and Capital Resources

We had working capital (defined as current assets minus current liabilities) of approximately $6,848 for the nine-month period ended March 31, 2003, which represented a decrease of approximately $71 compared with working capital of $6,919 as of June 30, 2002, a 1% decrease. Historically, the Company had positive working capital for the eight fiscal years prior to the fiscal year ended June 30, 2002. We believe that the Company has the ability to maintain positive working capital in the near future.

The Company’s credit rating provides ready and ample access to funds in global capital markets. At March 31, 2003, the Company had available short-term lines of credit totaling $7,435 of which $6,903 was unused.

Entity with Facility	Type of	Interest	Credit	Unused

Trio-Tech Malaysia	Line of Credit	7.40%	$38	$38
Trio-Tech Bangkok	Line of Credit	7.75%	47	47
Trio-Tech Singapore	Line of Credit	7.00%	2,538	2,318
Trio-Tech Singapore	Line of Credit	6.38%	4,512	4,500
Trio-Tech International	Line of Credit	5.75%	300	—

			$7,435	$6,903

Even though the Company had suffered a net loss in the fiscal year ended June 30, 2002, management of the Company believes that the Company has the economic wherewithal to satisfy its cash needs for the next twelve months plus one day as a going concern business. Management’s belief is based, in part, on the following: (1) we have a fixed cash deposit of approximately $4 million (of which approximately $2.6 million is available immediately); (2) we had backlog of $2,822 as of March 31, 2003; (3) our accounts receivable turnover ratio is approximately 4.78 times per year (76 days of sales in accounts receivable) in 2003; (4) our financing facilities available as of March 31, 2003 were approximately $6.9 million upon which we are able to draw at any time; and (5) our efforts during the fiscal year ended June 30, 2002 and during the nine months ended March 31, 2003, to cut costs and expenses, have been effective. These cost cutting measures consisted of (1) reducing headcount and related expenses such as payroll and payroll-related costs such as bonuses which has been accomplished through layoffs, reduction in management, shortened work weeks, salary reductions and periodical closures (2) reducing plant capacity by moving to smaller facilities and (3) reducing insurance, travel and other miscellaneous expenses. We anticipate that the costs and expenses in fiscal year 2003 will be lower than those during fiscal year 2002 and, accordingly, cash disbursement needs should be lower also. However, we cannot provide any assurance that costs and expenses in fiscal year 2003 or thereafter will not be higher than those in fiscal year 2002.

Net cash provided by operating activities during the nine months ended March 31, 2003 was $497 compared to net cash used of $1,673 in operating activities during the quarter ended March 31, 2002. The change of approximately $2,170 or 129.7% reflects our efforts in cost reduction and our response to the economic downturn. The $497 of net cash provided by operating activities during the nine months ended March 31, 2003 was primarily attributable to net income of $175 and a decrease of $183 in other receivables. The cash flow from our inventory was $200 compared $68 used during the nine months ended March 31, 2002 reflecting the fact that our inventory turnover is increasing. We had a $112 loss on the sale of property plant and equipment from the disposal of obsolete equipment. The cash used in our accounts receivable in 2003 was $488 compared to $354 provided during the nine months ended March 31, 2002, a change of 237.9%, reflecting the fact that our total revenue in 2003 increased and accounts receivable turnover times decreased. Cash used in our accounts payable and accrued expenses during the nine months ended March 31, 2003 was $494 compared to $2,118 used during the nine months ended March 31, 2002, a change of 76.7%, indicating the reduction in the volume of purchases.

Net cash provided by investing activities during the nine months ended March 31, 2003 was $905, reflecting a decrease of $105 or 10.4%, compared to $1,009 provided by investing activities during the nine months ended March 31, 2002. The net cash provided by investing activities was due mainly to the decrease of $1,895 in short-term deposits, compared to the decrease in short-term deposits of $1,513 during the nine months ended March 31, 2002, reflecting a change of $382 or 25.2%, offset by our capital expenditures during the nine months ended March 31, 2003 of $1,188 which related to the investment in the Southeast Asia testing segment. Compared to the capital expenditure of $374 during the nine months ended March 31, 2002, we increased our investment in capital items by $814 as a result of expenditures needed to maintain technology required to keep the current customer base in the ever changing test market. We decreased our net investment in marketable securities by $137 during the nine months ended March 31, 2003 compared to an increase of $150 during the nine months ended March 31, 2002.

Net cash used in financing activities during the nine months ended March 31, 2003 was $804, reflecting an increase in cash used of $1,085 or 386.1%, compared to $281 provided by financing activities during the nine months ended March 31, 2002. The cash used in financing activities included $2,020 of payments on lines of credit, long-term debts and capital lease obligations which were offset by a cash inflow of (1) $1,287 from additional borrowing under lines of credit and long term debt, and (2) $71 in dividends paid to minority interest.

Approximately $796 of cash deposits are held in the Company’s 55% owned Malaysian subsidiary. $260 of this cash is denominated in the currency of Malaysia. Out of the $260, $176 is currently available for movement, as authorized by the Central Bank of Malaysia. There are additional amounts available as dividends (after making deductions for income tax) pursuant to Malaysian regulations in force from July 1, 2000.

Recently Issued Accounting Pronouncements

Effective July 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”), No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 replaces Accounting Principles Board Opinion No. 16 (APB No. 16), “Business Combination,” and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. The adoption of SFAS No. 141 and No. 142 did not have significant impact on our financial statements. During the year ended June 30, 2002, the Company wrote off all of the outstanding balance of approximately $393 of goodwill. During the nine months ended March 31, 2003 and 2002, goodwill amortization totaled approximately $0.

Effective July 1, 2002 we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,”. SFAS No. 143 requires that any legal obligation related to the retirement of long-lived assets be quantified and recorded as a liability with the associated asset retirement cost capitalized on the balance sheet in the period it is incurred when a reasonable estimate of the fair value of the liability can be made. The adoption of SFAS No 143 did not have significant impact on our consolidated financial statements.

Effective July 1, 2002 we adopted SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” SFAS No. 145. SFAS No 145 eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS No. 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The adoption of SFAS No 145 did not have significant impact on our consolidated financial statements.

In June 2002, Financial Accounting Standard Board (FASB) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a companys commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. The provisions of SFAS No. 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this standard did not have any immediate effect on our consolidated financial statements.

In November 2002, the (FASB) issued Interpretation No. 45 (FIN No. 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which disclosures are effective for financial statements issued after December 15, 2002. The Company adopted the disclosure requirements of FIN No. 45 as of

December 31, 2002. The adoption of the measurement requirements of FIN No. 45 did not have a material impact on the Company’s financial position or results of operations.

In December 2002, FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FAS 123”. This statement amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements to SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure provisions of SFAS No. 148 are effective for interim periods beginning after December 15, 2002. The Company adopted the disclosure requirements of SFAS 148 on January 1, 2003 and they had no impact on the consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. We do not use derivative financial instruments in our investment portfolio. Our investment portfolio is generally comprised of cash deposits. Our policy is to place these investments in instruments that meet high credit quality standards. These securities are subject to interest rate risk, and could decline below actual invested amount in value if interest rates fluctuate and thus subject us to market risk due to those fluctuations. Due to the short duration and conservative nature of our investment portfolio, we do not expect any material loss with respect to our investment portfolio.

The interest on loans, capitalized leases and on our lines of credit range from 5.50% to 7.75% per annum. As of March 31, 2003, the outstanding principal balance on these loans was approximately $2,621. These interest rates are subject to change and we cannot predict increases or decreases in rates, if any.

Foreign Currency Exchange Rate Risk. Although the majority of our sales, cost of manufacturing and marketing are transacted in U.S. dollars, significant portions of our revenues are denominated in Singapore, Malaysian and other currencies. Consequently, a portion of our costs, revenues and operating margins may be affected by fluctuations in exchange rates, primarily between the U.S. Dollar and such foreign currencies. We are also affected by fluctuations in exchange rates if there is a mismatch between our foreign currency denominated assets and liabilities. Foreign currency adjustments resulted in a decrease of $66 and an increase of $10 to shareholders’ equity for nine months ended March 31, 2003 and 2002, respectively.

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

Item 6.   Exhibits and reports on Form 8-K

(a) Exhibits

99.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002 – Chief Executive Officer

99.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002 – Chief Financial Officer

(b) Reports on Form 8-K

The Registrant filed the following reports on Form 8-K with the Securities and Exchange Commission during the third quarter of fiscal 2003:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIO-TECH INTERNATIONAL

By:	/s/ Victor H.M. Ting

VICTOR H.M. TING Vice President and Chief Financial Officer (Duly authorized officer and Principal Financial Officer) Dated: May 16, 2003

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

May 16, 2003

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

May 16, 2003

/s/VICTOR H.M. TING

Victor H.M. Ting
Vice President and Chief Financial Officer
(Principal Financial Officer)