Form 10-K
period 2003-06-30
TRIO TECH INTERNATIONAL
filed 2003-09-25
CIK 732026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2003

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
None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐      No ☑

     The aggregate market value of voting stock held by non-affiliates of Registrant, as of December 27, 2002, was approximately $6.1 million (based upon the last sales price for shares of Registrant’s Common Stock as reported by the AMEX on December 27, 2002, the last business day of the Company’s most recently completed second fiscal quarter). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock (including shares with respect to which a holder has the right to acquire beneficial ownership within 60 days) have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares of common stock outstanding as of September 5, 2003 was 2,927,542.

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

ITEM 1 – BUSINESS

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

With more than 45 years dedicated to the semiconductor and related industries, we have applied our expertise to our global customer base in test services, design, engineering, manufacturing, and distribution.

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

The Company operates in three business segments: Testing Services, Manufacturing and Distribution.

Our core business, Testing Services, is expected to show growth in the coming year and has changed the direction of our strategic growth plan. We currently operate five testing facilities, one in the United States, one in Europe and three in Southeast Asia. These facilities provide customers with a full range of testing services, such as burn-in and product life testing for finished or packaged components. In fiscal 2003, other than providing burn-in test services, the Company also began programming services in Ireland’s operation.

We manufacture “wet” processing and cleaning stations used in the manufacturing of semiconductor circuits and temperature controlled chucks that are used to manufacture and test silicon wafers and other microelectronic substrates in what is commonly called the “front-end”, or creation of semiconductor circuits. Additionally, we also manufacture centrifuges, leak detectors, HAST (Highly Accelerated Stress Test) systems and “burn-in” systems that are used primarily in the “back-end” of the semiconductor manufacturing process to test finished semiconductor devices and electronic components.

Our business in Southeast Asia has an active distribution business. Additionally, the Southeast Asia operation markets and supports distribution of their own manufactured equipment in addition to distributing complementary products from other manufacturers that are used by the Company’s customers and other semiconductor and electronics manufacturers.

Subsequent to the year end, the Company has decided to move one of the operations in the United States, Universal Systems, to Singapore and this transition is anticipated to be completed in fiscal 2004.

Company History

1958	Incorporated in California

1976	The Company formed Trio-Tech International Pte. Ltd. in Singapore.

1984	The Company formed the European Electronic Test Center (EETC), a Cayman Islands domiciled subsidiary, to operate a test facility in Dublin, Ireland.

1985	The Company’s Singapore subsidiary entered into a joint-venture agreement, Trio-Tech Malaysia, to operate a test facility in Penang.

1986	Trio-Tech International listed on the NASDAQ Small Cap market under the symbol TRTC.

1988	The Company acquired the Rotating Test Equipment Product Line of Genisco Technology Corporation.

1990	Trio-Tech International acquired Express Test Corporation in California. Trio-Tech Malaysia opened a new facility in Kuala Lumpur.

1992	Trio-Tech Singapore opened Trio-Tech Bangkok, Thailand. Trio-Tech Singapore achieved ISO 9002 certification.

1994	Trio-Tech Malaysia started a new components assembly operation in Batang Kali.

1995	Trio-Tech Singapore achieved ISO 9001 certification.

1997	In November 1997, the Company acquired KTS Incorporated, dba Universal Systems of Campbell, California.

1998	In September 1998, the Company listed on AMEX under the symbol TRT.

2000	Trio-Tech Singapore achieved QS 9000 certification. Trio-Tech Malaysia closed its facility in Batang Kali.

2001	The Company divested the Rotating Test Equipment Product Line. Trio-Tech Malaysia closed its facility in Kuala Lumpur.

Subsequent Events

Subsequent to the year end, management made the decision to relocate one of the manufacturing operations in the United States to Singapore. This transition is anticipated to be completed in fiscal 2004.

The Company also incorporated a wholly owned subsidiary, Trio-Tech (Suzhou) Co. Ltd., in the People’s Republic of China, with a registered capital of approximately $70.

Analysis of Sales

Complete Business Segment and Geographic Area Information is set forth under Note 15 to the Consolidated Financial Statements for the years ended June 30, 2003, 2002 and 2001 and is incorporated herein as part of this Form 10-K.

Background

In 2002, the worldwide market for semiconductor devices was estimated at $141 billion, approximately 1.3% greater than the year 2001, with shipments of $139 billion. The Semiconductor Industry Association (SIA) expects the growth rate to accelerate to 23% in 2003 and 20% in 2004 with wireless and digital consumer products leading the growth of semiconductor sales.

In addition to the growing demand for semiconductors, integrated circuits (IC’s) are continually shrinking in size while increasing in capacity, complexity, and versatility. In order to fabricate these semiconductors, manufacturers must continually improve their equipment, packaging and test facilities. Semiconductor Equipment and Materials International (SEMI) reported recently that worldwide sales of semiconductor manufacturing equipment totaled $19 billion in 2002, a 32% year-over-year decline, the worst drop in sales on record. However, SEMI has projected that worldwide semiconductor equipment sales will recover and grow by 3.9% in 2003, and the chip-making tool market will rebound and increase by 24% in 2004 and 18% in 2005. The market for semiconductor manufacturing equipment can be divided into “front-end” applications, including wafer fabrication and assembly, and “back-end” applications, comprised of packaging and testing. SIA estimated that the semiconductor equipment market was approximately 70% front-end equipment, 20% back-end equipment and 10% facilities.

“Back-End”

Trio-Tech’s test services are concentrated on the back-end screening and testing of semiconductor devices. With the high concentration of semiconductor assembly and packaging facilities in Southeast Asia, a large demand exists for third party test services in this region. Customers use third party test services to accommodate fluctuations in output or to benefit from economies that can be offered by third party service providers.

Finished devices are put through a series of tests, such as burn-in and electrical testing, to ensure that they meet the necessary performance and quality standards, before shipment to the customer. Our component centrifuges, leak detectors, HAST equipment and COBIS burn-in systems are all used to test and screen finished semiconductor devices to ensure that they meet the specifications required by the manufacturers and customers.

“Front-End”

Semiconductor devices are fundamental building blocks used in electronic equipment and systems. Each semiconductor device consists of an integrated circuit designed to perform a specific electronic function. Integrated circuits are manufactured through a series of complex steps on a wafer substrate, etching or depositing the circuit pattern on a surface, typically a circular silicon wafer, measuring three to twelve inches in diameter. Multiple integrated circuit patterns are transferred to the wafer, and each completed integrated circuit is called a device or die. The number of devices or dies depends on the size of the circuit and the size of the wafer. Manufacturers can significantly increase the number of devices or dies per wafer by shrinking the circuit size or by expanding the wafer size. The transition to increased wafer size, from 200mm (8 inch) to 300mm (12 inch) wafers, is currently underway throughout the industry.

After etching or deposition of integrated circuits, wafers are typically sent through a series of 100 to 300 additional processing steps. At many of these process steps, the wafer is washed and dried using wet process stations, which we manufacture.

The finished wafer is then put through a series of tests in which each separate integrated device on the wafer is tested for functionality. Our Artic temperature chucks are used with a wafer prober to test semiconductor wafers at accurately controlled temperatures. After testing, the wafer is “diced” or cut up, and each die is then placed into a packaging material, usually plastic or ceramic, with lead wires to permit mounting onto printed circuit boards.

Testing Services

We own and operate facilities that provide testing services for semiconductor devices and other electronic components to meet the requirements of military, aerospace, industrial and commercial applications. Testing services represented approximately 45%, 46% and 31% of sales for the fiscal years ended June 30, 2003, 2002 and 2001, respectively.

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

Manufacturing Products

The Company designs, develops, manufactures and markets equipment for the manufacturing and testing of semiconductor wafers, devices and other electronic components. Revenue from the sale of products manufactured represented approximately 22%, 26% and 51% of sales for the fiscal years ended June 30, 2003, 2002 and 2001, respectively.

Front-End Products

Wet Process Stations

Wet process benches are used for cleaning, rinsing and drying semiconductor wafers, magnetic disks, flat panel displays and other microelectronic substrates. The wet process bench product line, which is manufactured by the Company’s subsidiary, Universal Systems, includes manual, semi-automated and automated wet process stations, and features radial and linear robots, state-of-the-art PC touch-screen controllers and sophisticated scheduling and control software.

Artic Temperature Controlled Wafer Chucks

The Artic Temperature Controlled Chucks are used for test, characterization and failure analysis of semiconductor wafers and other components at accurately controlled hot and cold temperatures. Several models are available, with temperature ranges from -65°C to +400°C, and in diameters from 4 to 12 inch. These systems provide excellent performance to meet the most demanding customer applications. Several unique mechanical design features, for which patents are pending, provide excellent mechanical stability under high probing forces and across the temperature ranges.

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

The Company manufactures the COBIS II burn-in system which offers state-of-the-art dynamic burn-in capabilities and a Windows-based operating system with full data logging and networking features. The Company developed, and now offers, a new Power Line Conditioner for the COBIS II, which reduces all varieties of electrical interruptions. The Company also offers burn-in boards for its BISIC, COBIS and COBIS II burn-in systems and other brands of burn-in systems. Burn-in boards are used to mount devices during high temperature environmental stressing. The Burn-in Board Tester is an extremely accurate software programmable burn-in board tester, which can be programmed to check up to 1024 sockets’ pins.

In 2000 through 2002, the Company developed several new products to complement the burn-in processes, including semi-automatic (LUBIBM) and automatic burn-in board loaders & unloaders (LUBIB). These products were designed to perform precise, high-speed transfer of IC packages from the semiconductor holding tray to the burn-in board, or vice-versa, while maintaining the integrity of the IC’s leads. Additional features have been further integrated into the LUBIB to improve productivity and minimize human handling including the integration of automatic burn-in board handling systems and the automatic electrical board check station. We have improvised the LUBIBM with built-in test functions for a major microprocessor company to study device characteristics and to weed out device failures. Burn-in-board cleaning systems (CUBIB) are designed to perform wet or dry cleaning for burn-in boards and other modular boards. Recently, we jointly developed a fully automatic CUBIB with one of our major customers. We also recently developed and introduced a new innovation, the burn-in Socket Contact Conditioner (SCC), which removes fragments of solder residue from the contact pins of an IC Socket, improving the productivity of the test process and reducing contact failure on socket pins.

In 2002 through 2003, the Company was chosen by a customer to be its major supplier to build Smart Burn-In (SBI) electrical testers to test microprocessors. This tester is a higher-end method of testing microprocessor devices. While providing integrated burn-in solutions, our sales team presented the total burn-in automation solutions (in the BITS conference in Phoenix, Arizona in

March 2003) to improve products’ yield, reduce process downtime and improve efficiency. In addition, the Company developed a cooling solution for high power heat dissipation semiconductor devices. This solution involves the cooling or maintaining of the temperature of high power semiconductor devices.

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

Distribution Activities

The Company’s Singapore subsidiary continues to develop its international distribution division. The distribution operation markets, sells and supports our products in Southeast Asia. In addition to our own products, this operation also distributes complementary products from other manufacturers based in the United States, Europe, Japan and other countries. These products are widely used by high quality and volume production manufacturers in the semiconductor and electronic industries. The products include environmental chambers, shaker systems, handlers, interface systems, vibration systems, solderability testers and other manufacturing products. Revenue from distribution activities represented approximately 33%, 29% and 18% of sales for the years ended June 30, 2003, 2002 and 2001, respectively.

Product Research and Development

We continue to invest in research and development to improve our products and services. Our previous efforts have been concentrated on products for the “Front End” and in developing new testing technology that allows us to offer more advanced processes. However, the management has decided to reduce research and development activities as the demand for customized products in the Manufacturing Segment was reduced. The Company incurred research and development costs of $121,000 in fiscal 2003, $331,000 in fiscal 2002 and $216,000 in fiscal 2001.

During 2000 through 2002, the Company developed new equipment and facilities to participate in a new generation of burn-in technology known as HBI and SBI. This technology was developed to meet the unique test requirements of the latest microprocessor products. The HBI and SBI test systems are multiple positions, independently programmable systems that can economically run long test times at unique burn-in conditions. We developed significant facilities, including a power sub-station and improved environmental controls, to house the HBI and SBI technology.

Marketing, Distribution and Services

The Company markets its products and services worldwide, directly and through independent sales representatives. Additionally, we have approximately 16 independent sales representatives operating in the United States and another 17 in various foreign countries. Of the 33 sales representatives, 5 represent the Distribution Segment and the others represent the Manufacturing Segment. Trio-Tech’s United States marketing efforts are coordinated from its California locations. Southeast Asia marketing efforts are assigned to its subsidiary in Singapore. The Company advertises its products in trade journals and participates in trade shows.

Independent testing laboratories, users, assemblers and manufacturers of semiconductor devices, including many, large well-known corporations, purchase the Company’s products and services. These customers depend on the current and anticipated market demand for integrated circuits and products utilizing semiconductor devices. In fiscal 2003, 2002, and 2001, sales of equipment and services to our two largest customers (Catalyst Semiconductor and AMD) accounted for approximately 49.3%, 55%, and 40%, respectively, of our net revenues. Our ability to maintain close, satisfactory relationships with our customers is essential to our stability and growth. The loss of or reduction or delay in orders from our significant customers, or delays in collecting accounts receivable from our significant customers, could adversely affect our financial condition and results of operations. During the fiscal year ended June 30, 2003, the Company had sales of $3,563,000 (17%) and $6,904,000 (32%) to Catalyst Semiconductor and AMD, respectively.

Backlog

The following table sets forth the Company’s backlog at the dates indicated (amounts in thousands):

	June 30, 2003	June 30, 2002

Manufacturing backlog	$582	$785
Testing service backlog	5,138	6,615
Distribution backlog	206	537

	5,926	7,937

Based upon past experience, the Company does not anticipate any significant cancellations or renegotiation of sales. The purchase orders for manufacturing, testing and distribution require delivery within the next 12 months. The Company does not anticipate any difficulties in meeting delivery schedules. Our backlog (in thousands), as of September 5, 2003, is $1,408, $4,220 and $484 for manufacturing, testing and distribution, respectively and totals $6,112.

Manufacturing and Supply

The Company’s products are designed by its engineers and are assembled and tested at its facilities in California, Singapore and Ireland. We purchase all parts, and certain components, from outside sources for assembly by the Company. We have no written contracts with any of our key suppliers.

Competition

There are numerous competing testing laboratories in Southeast Asia that perform a range of testing services similar to those offered by the Company. However, recent severe competition and attrition in the Asian test and burn-in services industry has reduced the total number of the Company’s competitors to approximately three. Product performance and reliability in the Testing Segment, although fundamentally equivalent, are provided by using our own proprietary equipment for certain burn-in, centrifugal and leak tests. As the Company has sold and will continue to sell its products to competing laboratories, and as other test products are available from many other manufacturers, the Company’s competitors can offer the same testing capabilities. Testing equipment is also available to semiconductor manufacturers and users who might otherwise use outside testing laboratories, including the Company, to perform environmental testing. The existence of competing laboratories and the availability of testing equipment to semiconductor manufacturers and users pose competitive threats to the Company’s future testing services revenues and earnings. Although the aforementioned laboratories and new competitors may challenge the Company at any time, the Company believes that other factors, including its reputation, long service history and strong customer relationships, are important factors in determining the Company’s position in the market.

The Southeast Asia Distribution Segment sells a wide range of more than 27 different testing products, of which 3% are front-end products, the sales volumes of which are highly dependent on customer capital expenditure plans. That segment has one main competitor. Through 45 years dedicated to the semiconductor and related industries, we have formed lasting relationships with key suppliers in our Distribution Segment which allows us to competitively price our distributed products.

The semiconductor equipment manufacturing industry is highly competitive. There are approximately three competitors in our Manufacturing Segment for Burn-in Boards and Burn-in Ovens. In the United States, we have one competitor for HAST Systems, one for Artic Thermal Chucks, and one for Gross Leak Test Equipment. There are approximately four competitors of the same size as one another in the Western United States for Wet Benches. There can be no assurance that competition will not increase or that the Company’s technological advantages may not be reduced or lost as a result of technological advances by competitors or changes in semiconductor processing technology. We continue to invest in research and development to improve our products and services.

We believe that the principal competitive factors in the manufacturing industry include product performance, reliability, service and technical support, product improvements, price, established relationships with customers and product familiarity. The Company makes every effort to compete favorably with respect to each of these factors. For example, we believe that the products manufactured by the Company meet or exceed customer applications through unique design features, which applications demand systems that work year after year in a production setting. Our manufactured systems have a track record of reliability. The Company has been in business for more than 45 years and has facilities in several regions of the world. The Company believes those factors have combined not only to help establish long-term relationships with customers but also to allow it to continue to do business with customers upon their relocation to other regions in which the Company conducts business. The Company believes that its pricing of manufactured and distributed systems is competitive in the market. Our competitive position in the markets we are serving is not readily determinable, because there is no information publicly available regarding our competitors who are privately held companies.

Patents

Trio-Tech’s Manufacturing Segment holds a United States Patent granted in 1987 in relation to its pressurization humidity testing equipment. The Company also holds a United States Patent granted in 1994 on certain aspects of its Artic temperature test systems. In 2000, the Company filed, and was granted in 2001, a new United States patent (20 years) for several aspects of its new range of Artic temperature chucks. Although the Company believes these patents are an integral part of our Manufacturing Segment, the capitalized cost of the patents was written off in fiscal 2002 because of the impairment assessed by our management. This assessment was based on an examination of the estimated undiscounted future cash flows which are generated by the subsidiaries where certain long-lived assets (goodwill and certain fixed assets) are used.

Several unique mechanical design features, for which patents are pending, provide excellent mechanical stability under high probing forces and across the temperature ranges.

It is typical in the semiconductor industry to receive notices from time to time alleging infringement of patents or other intellectual property rights of others. The Company does not believe that it infringes on the intellectual property rights of others. However, should any claims therefore be brought against the Company, the cost of litigating such claims, and any damages that may result there from, could materially and adversely affect our business, financial condition or results of operations.

Employees

As of June 30, 2003, the Company had approximately 27 employees in the United States, 361 in Southeast Asia and 10 in Ireland for a total of approximately 398 employees. None of the Company’s employees are represented by a labor union. There are approximately 314 employees in the testing segment, 65 employees in the manufacturing segment, 16 in the distribution segment and 3 in Corporate. Currently, as of September 5, 2003, there are approximately 391 employees.

ITEM 2 – PROPERTIES

At this time, the Company believes that it uses about 53% of its fixed property capacity. The Company also believes that its existing facilities are under-utilized and are adequate and suitable to cover any sudden increase in the Company’s needs in the foreseeable future.

The following table sets forth information as to the location and general character of the principal manufacturing and testing facilities of the Registrant:

			Owned (O)
		Approx.	or Leased (L)
		Sq. Ft.	Expiration
Location	Principal Use/Segment	Occupied	Date

14731 Califa Street	Headquarters/	10,000	(L) Jan. 2005
Van Nuys, CA 9l411	Testing/Manufacturing

6951-A Via Del Oro	Manufacturing	15,000	(L) Feb. 2004*3
San Jose, CA 95119

Abbey Road	Testing	18,400	(O)
Deansgrange Co.
Dublin, Ireland

1004, Toa Payoh North, Singapore
HEX 07-01/07,	Testing	6,833	(L) Sept. 2003 *2
HEX 03-01/03,	Testing/Manufacturing	2,959	(L) Sept. 2003 *2
HEX 03-16/17,	Testing	1,983	(L) Sept. 2003 *2
HEX 01-08/15	Testing/Manufacturing	6,865	(L) Jan. 2006

HEX 01-16/17	Testing	1,983	(L) Feb. 2004 *2
HEX 02-08/10,	Testing	2,959	(L) Aug. 2005
HEX 02-11/15	Testing	3,905	(L) Apr. 2005

1008, Toa Payoh North, Singapore
HEX 03-01/06,	Testing	7,345	(L) Feb. 2006
HEX 03-09/15,	Logistics	4,435	(L) Jan. 2006
HEX 03-16/18,	Distribution	5,130	(L) Jan. 2006
HEX 01-08,	Transformer Room	603	(L) Jun. 2003 *2
HEX 07-17/18,	Testing	4,315	(L) Nov. 2003 *2
HEX 07-01,	Testing	3,466	(L) Jan. 2004 *2

HEX 01-S3/S4	Power Substation	1,628	(L) Sept. 2003 *1

Plot 1A, Phase 1	Testing	49,924	(O)
Bayan Lepas Free Trade Zone
11900 Penang

327, Chalongkrung Road,	Testing	11,300	(O)
Lamplathew, Lat Krabang,
Bangkok 10520, Thailand

Lot No. B7, Kawasan MIEL	Lease Out	24,142	(O)
Batang Kali, Phase II,
43300 Batang Kali
Selangor Darul Ehsan, Malaysia

*1 The Company built and owns a Power Substation building, which building is situated on property that the Company leases. Although the lease expires in September 2003, the Company anticipates that the landlord will offer similar terms on such lease at renewal and does not believe that material expenses will be incurred.

*2 With respect to the various leases that expire during fiscal 2004, the Company anticipates that the landlord will offer similar terms on each such lease at renewal and does not believe that material expenses will be incurred.

*3 With respect to Universal Systems, the lease is not expected to be renewed as the operation will be moved to Southeast Asia.

ITEM 3 – LEGAL PROCEEDINGS

The Company is, from time to time, the subject of litigation claims and assessments arising out of matters occurring in its normal business operations. In the opinion of management, resolution of these matters will not have a material adverse effect on the Company’s financial statements.

There are no material proceedings to which any director, officer or affiliate of the Registrant, any beneficial owner of more than five percent of the Registrant’s common stock, or any associate of such person is a party that is adverse to the Registrant or its properties.

There was no litigation relating to environmental action which arose from operations.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Registrant’s common stock is traded on the American Stock Exchange under the symbol “TRT”. The following table sets forth, for the periods indicated, the range of high and low sales prices of our common stock as quoted by AMEX:

Quarter Ended	High	Low

Fiscal 2002
September 30, 2001	$4.02	$2.96
December 31, 2001	3.26	2.48
March 31, 2002	3.25	2.50
June 30, 2002	3.06	2.65
Fiscal 2003
September 30, 2002	2.65	1.87
December 31, 2002	2.30	1.51
March 31, 2003	2.30	1.86
June 30, 2003	2.45	1.86
Fiscal 2004
July 1, 2003	3.60	2.40
September 5, 2003

There were approximately 609 shareholders of record of our common stock as of September 5, 2003. Approximately 2,133,324 shares are held by Cede and Co., a clearinghouse that holds stock certificates in “street” name for an unknown number of shareholders.

The Company has never declared any cash dividends on its common stock. Any future determination as to cash dividends will depend upon the earnings and financial position of the Company at that time and such other factors as the Board of Directors may deem appropriate. It is anticipated that no dividends will be paid to holders of common stock in the foreseeable future.

The following table sets forth certain information regarding equity compensation plans of the Company:

	EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be	Weighted-average	Number of securities
	issued upon exercise of	exercise price of	remaining available for
	outstanding options,	outstanding options,	future issuance under
	warrants and rights	warrants and rights	equity compensation
			plans (excluding
			securities reflected in
			column(a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders
(1) Company’s 1998
Stock Option Plan	182,500	$4.3896	117,500
(2) Directors Stock Option Plan	167,000	$3.4919	133,000
Equity compensation plans not approved by security holders	0	$0.0000	0

Total	349,500	$3,9607	250,500

ITEM 6 — SELECTED FINANCIAL DATA

(In thousands, except (Loss) Earnings per share)

	June 30,	June 30,	June 30,	June 30,	June 30,
	2003	2002	2001	2000	1999

Consolidated Statements of Operations
Net sales	$21,246	$19,617	$36,133	$26,943	$21,181
(Loss) Income from Operations	(287)	(3,579)	1,383	1,180	(207)
(Loss) Net income	(81)	(3,547)	1,163	1,034	195
(Loss) Earnings per share:
Basic	(0.03)	(1.21)	0.40	0.37	0.07
Diluted	(0.03)	(1.21)	0.39	0.36	0.07
Weighted average common shares outstanding
Basic	2,928	2,928	2,884	2,759	2,745
Diluted	2,928	2,928	3,006	2,895	2,757
Consolidated Balance Sheets
Cortent assets	$11,493	$13,405	$15,501	$17,279	$12,723
Current liabilities	4,466	6,486	7,599	8,349	5,934
Working capital	7,027	6,919	7,902	8,930	6,789
Total assets	16,711	19,075	24,150	22,712	18,932
Long-term debt and capitalized leases	836	986	1,745	586	962
Shareholders’equity	$8,590	$8,618	$11,609	$10,448	$9,051

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

The discussions of Trio-Tech International’s (the “Company”) business and activities set forth in this Form 10-K and in other past and future reports and announcements by the Company may contain forward-looking statements within meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and assumptions regarding future activities and results of operations of the Company. In light of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the following factors, among others, could cause actual results to differ materially from those reflected in any forward-looking statement made by or on behalf of the Company: market acceptance of Company products and services; changing business conditions or technologies and volatility in the semiconductor industry, which could affect demand for the Company’s products and services; the impact of competition; problems with technology; product development schedules; delivery schedules; changes in military or commercial testing specifications which could affect the market for the Company’s products and services; difficulties in profitably integrating acquired businesses, if any, into the Company; risks associated with conducting business internationally and especially in Southeast Asia, including currency fluctuations and devaluation, currency restrictions, local laws and restrictions, SARS virus, and possible social, political and economic instability; and other economic, financial and regulatory factors beyond the Company’s control. See the discussions elsewhere in this Form 10-K for more information. In some cases, you can identify forward-looking statements by the use of terminology such as “may”, “will”, “expects”, “plans”, “anticipates”, “estimates”, “potential”, “believes”, “can impact”, “continue”, or the negative thereof or other comparable terminology.

We undertake no obligation to update forward-looking statements to reflect subsequent events, changed circumstances, or the occurrence of unanticipated events.

Overview

Founded in 1958, Trio-Tech International provides third-party semiconductor testing and burn-in services primarily through its laboratories in Southeast Asia. At or from its facilities in California and Southeast Asia, the Company also designs, manufactures and markets equipment and systems used in the testing and production of semiconductors, and distributes semiconductor processing and testing equipment manufactured by others.

During the fiscal year ended June 30, 2003, total assets decreased by $2,364 from $19,075 at June 30, 2002 to $16,711 at June 30, 2003. The majority of the decrease was in short-term deposits as a result of payments on lines of credit, notes payable, capital lease obligations, accounts payable. Accounts receivable have decreased due to faster collection of debt from customers.

The accounts receivable turnover index (defined as net sales divided by average ending accounts receivable less bad debt allowance) totaled 5.45 times at June 30, 2003, compared with 4.57 times at June 30, 2002. The Company believes that the foregoing reflects its consistent emphasis on the collection of accounts receivable. The accounts receivable at June 30, 2003 decreased by $505 or 12.2%, compared to accounts receivable at June 30, 2002. Net sales for the fiscal year ended June 30, 2003 were 8.3% higher than net sales for the fiscal year ended June 30, 2002. The increased sales were the primary factor in the improvement in the accounts receivable turnover.

The inventory turnover ratio (defined as cost of sales divided by average ending inventory) increased from 10.86 times at June 30, 2002 to 15.75 times at June 30, 2003. Inventories at June 30, 2003 increased marginally by $35 from $1,014 at June 30, 2002 to $1,049 at June 30, 2003. The increase in inventories was attributable to an increase in finished goods of $463, and offset with decreases in work in progress and raw materials in the amount of $104 and $324, respectively. The inventory turnover rate improved from 34 days in fiscal 2002 to 23 days in fiscal 2003, partly due to inventory of $511 written down in fiscal 2002 because of obsolescence.

In addition, short-term deposits and investments in marketable securities decreased by $1,788 from $6,581 at June 30, 2002 to $4,793 at June 30, 2003. The cash proceeds coming from the decrease in short-term deposits and investment in marketable securities were used to pay lines of credit, notes payable, capital lease obligations and accounts payable.

During fiscal 2003, the additions to property, plant and equipment totaled $1,262, including fixed assets under capital lease arrangements.

Total liabilities at June 30, 2003 were $6,013, reflecting a $2,128 decrease from $8,141 at June 30, 2002. The decrease was due mainly to payments on lines of credit and accounts payable. As of June 30, 2003, total liabilities (excluding minority interest) was 70% of total capital, compared with 94.5% at June 30, 2002. The Company believes its strong cash position provides ready and ample access to funds in the global capital market.

The following table sets forth our revenue components for the past three years:

Revenue Components

		Year Ended

	June 30,	June 30,	June 30,
	2003	2002	2001

Net Sales:
Testing	44.74%	45.58%	30.75%
Manufacturing	22.00	25.60	51.11
Distribution	33.26	28.82	18.14

Total	100.00%	100.00%	100.00%

Geographically, we operate in the U.S., Singapore, Malaysia, Thailand, and Ireland. Our customers are mainly concentrated in Southeast Asia and they are either semiconductor chip manufacturers or testing facilities that purchase our testing equipment.

Our cost of sales is made up of the cost of inventories, labor, depreciation, utilities (which is a major component of costs for testing services), and overhead relating to manufacturing, testing and distribution segments.

Our operating expenses can be classified into three general categories: selling expense, general and administrative expense, and research and development expense. Selling expenses include expenses, such as sales commissions, payroll and payroll taxes for employees working in the selling department, advertising, utilities and other expenses directly related to selling activities. General and administrative expenses include management payroll, property taxes, rental expense, depreciation of fixed assets used by the management function, utilities, employee fringe benefits, office supplies, travel and entertainment, professional expense, outside services and other expenses related to management and administration processes. Research and development expenses include payroll and payroll tax, travel, and any other expenses that are directly related to research activities.

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

Use of Estimates

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and judgments that significantly affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The Company regularly evaluates these estimates, including those related to inventory valuation, revenue recognition and income taxes. These estimates are based on historical experience and on assumptions that are believed by management to be reasonable under the circumstances. The most important estimates included in the financial statements are the allowance for doubtful accounts, provision for inventory obsolescence, the estimated useful life of long-lived assets, and valuation allowance for deferred tax assets. Actual results may differ materially from these estimates, which may impact the carrying values of assets and liabilities.

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

Revenue Recognition

The Company has three business segments: manufacturing, distribution, and testing services.

In the manufacturing segment, the products manufactured are mainly back-end products that require installation work and certain minor training work in the field with the customer’s employees, depending on whether the machine or equipment is standardized or customized. The value of this type of arrangement varies depending on the quantity of equipment ordered by the customer and on the complexity of the equipment set. In general, the common practice is to recognize revenue upon shipment of the product, provided that both title and risk of loss have passed to the customer, collection is reasonably assured and the customer has accepted the shipment in terms of any customer acceptance provisions. In general, the sales contracts are written such that they may list separate installation (including training) and upgrades as a separate line item. Not all machinery and equipment manufactured requires installation work. In the case where installation is required we allocate a portion of the invoice value to the machine and the remaining portion to the value of the installation work to be performed, based on the relative fair value of the elements. The revenue allocated to installation and training is recognized upon completion of the installation and training services. The allocation of value between the machinery and the installation and training work is based on our specific historical experience of the relative fair values of the elements. Such allocation is a critical accounting estimate for our revenue recognition purposes.

In the distribution segment, the products distributed are front-end and back-end products that may require certain installation work. In general, the common practice is to recognize revenue upon shipment of the distributed product, provided that both title and risk of loss have passed to the customer, and collection is reasonably assured and the customer has accepted the shipment in terms of any customer acceptance provisions. In those cases where installation is required, the installation work in the distribution segment is normally less than 40 hours of our technician labor. Similar to those in the manufacturing segment, our sales contracts are written so that they may either list separate installation (including training) and upgrades as a separate line item. In addition, most front-end products (which account for approximately 82% of the total revenue in the distribution segment for fiscal 2003 and 2002) do not require installation work. In the case where installation is required, we allocate a portion of the invoice value to the distributed product and the remaining portion to the value of the installation work to be performed, based on the relative fair value of the elements. The revenue allocated to installation and training is recognized upon completion of the installation and training services. The allocation of value between the distributed products and the installation and training work is based on our specific historical experience of the relative fair values of the elements. Such allocation is a critical accounting estimate for our revenue recognition purposes.

The Company estimates an allowance for sales returns based on historical experience with product returns.

Regarding the testing segment, revenue is recognized when testing services have been rendered.

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

Our foreign subsidiaries are subject to income taxes in the regions where they operate. Because of the different income tax jurisdictions, net losses generated in the U.S. cannot be utilized to offset the taxable income generated in foreign countries. Therefore, we may incur certain income tax expenses in any fiscal year.

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

Impairment of Long-Lived Assets

Effective July 1, 2002, we adopted the provisions of Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 requires that long-lived assets be reviewed for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

Year Ended June 30, 2003 (“2003”) Compared to Year Ended June 30, 2002 (“2002”)

Sales

Net sales for the Company increased by $1,629 or 8.3% from $19,617 in fiscal 2002 to $21,246 in fiscal 2003, due to the recovery of semiconductor sales, such as wireless and digital consumer products. The Semiconductor Industry Association (SIA) expects the growth rate for these products to be approximately 23% in fiscal 2003 and 20% in fiscal 2004. The Testing Operation in Bangkok and sales of low margin products in the Distribution Segment mainly contributed to this increase in net sales.

The sales in the Manufacturing Segment decreased by $348 or 6.9% from $5,022 in fiscal 2002 to $4,674 in fiscal 2003. The decrease was attributed mainly to operations in the United States, which we believe were affected by the conservative capital spending by customers. The decrease in demand resulted in a decrease in sales of approximately $500 for Artic Temperature Controlled Chucks, a 58% decrease in the number of units sold combined with an 11% decrease in the average selling price, and $70 related to the decrease in sales for Environmental Test Equipment, a 20% decrease in the number of units sold combined with a 38% decrease in the average selling price. However, the decrease in sales was offset by a $200 increase from the sale of Burn-in Equipment as a result of an increase in the average selling price of the units without a material effect on the number of units sold. The types of products we manufacture cover a broad range, resulting in a wide range of prices (our selling price of our products range from $5 to $200). Revenue in the Manufacturing Segment depends heavily on customers’ specific demands which correlate to their capital budgets.

Net sales in Testing Services Segment increased by $563 or 6.3% from $8,942 in fiscal 2002 to $9,505 in fiscal 2003. Of such increase, $461 was attributable to our Thailand operation because of new contracts secured from existing customers and new customers. There was an increase in activities for the Thailand operation without material effect on the average selling price. The remaining $102 increase was attributable to our Singapore operation with an increase in activities which had an immaterial effect on the average selling price. Of the increase of $461, approximately $102 of revenue in Thailand was attributable to a customer who moved their production from Malaysia to its facility in Thailand. Revenue from this particular customer decreased in fiscal 2002, in anticipation of their relocation from Malaysia to Thailand.

The sales in the Distribution Segment increased by $1,414 or 25% from $5,653 in fiscal 2002 to $7,067 in fiscal 2003. Of such increase, $1,213 represented a 70% increase in the average selling price with prices ranging from $0.1 to $1.2, despite a 25.8% decrease in the number of units sold for low margin products. Furthermore, $201 of such increase was due to the increase in demand for test chambers and vibration products with selling prices ranging from $11 to $46. Revenue in the Distribution Segment depends heavily on customers’ specific demands, which correlate to their capital budgets.

Geographically, net sales into and within the United States increased by $955 or 11.8% from $8,083 in fiscal 2002 to $9,038 in fiscal 2003, which related mainly to the Distribution Segment. The increase of $955 was attributable primarily to an increased demand in the U.S. for front-end low margin products from the Distribution Segment in Singapore. Net sales within Southeast Asia increased $1,213 or 12.0% from $10,093 in fiscal 2002 to $11,306 in fiscal 2003. Of the increase of $1,213, $461 was primarily related to new burn-in testing services in the Thailand operation. Furthermore, $797 of the increase was due to an increase in demand for burn-in equipments and boards, which related to the Manufacturing Segment in Singapore. Net sales in Europe decreased by $536 or 36.2% from $1,479 in fiscal 2002 to $943 in fiscal 2003, of which $490 was attributed to the Manufacturing Segment and $46 was primarily due to a decline in demand for testing services, which occurred when several large customers moved out of Europe.

Cost of Sales

The Company’s cost of sales increased by $319 or 2% from $15,926 in fiscal 2002 to $16,245 in fiscal 2003. Of the increase of $319, the majority was related to an increase in material costs of $970, which is consistent with the increase in sales, offset by the reduction in net payroll costs of $467 and overheads of $184 from the Manufacturing Segment. However, as a percentage of sales, the cost of sales decreased 4.7% from 81.2% in fiscal 2002 to 76.5% in fiscal 2003. This decrease in cost of sales, as a percentage of sales, was due primarily to the inventory obsolescence of $511 recorded in fiscal 2002 which did not recur in fiscal 2003, and lower depreciation expenses of $234 incurred due to the impairment loss of fixed assets recorded in fiscal year 2002 which did not recur in fiscal 2003. Along with cost-cutting measures being adopted in the U.S. operations, the effect of reducing payroll related expense in Singapore by $261 in fiscal 2003 also contributed to the decrease of cost of sales as a percentage of revenue.

Operating Expenses

Operating expenses decreased by $1,982 or 27.3% from $7,270 in fiscal 2002 to $5,288 in fiscal 2003. As a percentage of total revenue, our operating expenses in fiscal 2003 decreased from 37.1% in fiscal 2002 to 24.9%. The major reduction in operating expenses was attributable to (1) a reduction in impairment loss of $1,273, (2) a reduction of $120 in net payroll related expense, (3) a reduction of $210 in research and development, (4) a reduction of $322 in selling expenses related to commission and warranty expense, and (5) a reduction of $57 in other costs.

General and Administrative

General and Administrative (“G&A”) expenses decreased by $149 or 3.6% from $4,141 in fiscal 2002 to $3,992 in fiscal 2003. As a percentage of sales, G&A decreased by 2.3% from 21.1% in 2002 to 18.8% in fiscal 2003. Although we had a $333 decrease in G&A during fiscal 2003 as a result of a decrease in payroll related expenses, primarily in the U.S. operations, such decrease was offset by $264 increase in payroll expenses in Southeast Asia as operations increased based on increased sales. In addition, we had a $40 decrease in rental, relocation, and insurance expense due to relocation to smaller facilities in Van Nuys, California, and a $40 decrease in depreciation expense due to the impairment loss of assets recorded in fiscal 2002.

Selling

Selling expenses decreased by $498 or 41.5% from $1,200 in fiscal 2002 to $702 in fiscal 2003. As a percentage of sales, selling expenses decreased 2.8% from 6.1% in fiscal 2002 to 3.3% in fiscal 2003. Of the $498, (1) $195 was related to a decrease in commission expense as a result of a decrease in commission-related sales in the Distribution and Manufacturing segments, (2) $127 was related to a decrease in warranty expense incurred in Southeast Asia reflecting the fact that the products sold that require warranty were reduced in fiscal 2003, (3) a $60 decrease was due to an impairment loss recorded in fiscal 2002, which did not recur in fiscal 2003, (4) an approximate $50 decrease in travel and related costs was due to fewer sales trips made in the second half of fiscal 2003 as a result of the Iraq war and the SARS outbreak in Asia, and (5) a $66 decrease in other expense items was a result of cost-cutting measures implemented during fiscal 2003.

Research and Development

Research and development expense decreased by $210 or 63.4% from $331 in fiscal 2002 to $121 in fiscal 2003. This decrease was due primarily to management’s decision to reduce research and development activities on its Automated Wet Benches and Artic Temperature Controlled Chucks, based on reduced demand for these customized products in the Manufacturing Segment.

Impairment loss

Impairment loss decreased by $1,273 or 78.1%, from $1,631 in fiscal 2002 to $358 in fiscal 2003. The decrease of $1,273 was primarily due to the remaining fixed and intangible assets written to their fair value in fiscal 2003, which was not written down previously. The Company recorded an impairment loss based on its examination of the estimated undiscounted future cash flows generated by the subsidiaries where certain long-lived assets (certain fixed assets) are used.

The impairment loss of $358 in fiscal 2003 consisted of machinery and equipment, furniture and fixtures, and leasehold improvements (pertaining to the Malaysia and Singapore Testing Segments) due to changes in demand for certain burn-in services which in turn made certain of our existing burn-in facilities obsolete.

(Gain) Loss on Sale of Property, Plant and Equipment

The result of disposing of property, plant and equipment decreased by $148 from a gain of $33 in fiscal 2002 to a loss of $115 in fiscal 2003. The disposal loss was related to the disposal of the obsolete burn-in facilities in Southeast Asia due to the development and advancement in technology.

Income (Loss) from Operations

For segment reporting purposes, the loss from operations in our Manufacturing Segment was reduced by $3,211 from $4,013 in fiscal 2002 to $802 in fiscal 2003, due to (1) a reduction of $1,045 in impairment loss of machinery and equipment recorded in fiscal 2002, (2) a reduction of $234 depreciation expense in 2003 as a result of impairment charge recorded in fiscal 2002 which did not recur in fiscal 2003, (3) a reduction of $788 in payroll related expense as a result of implementing cost-cutting measures in fiscal 2003, and a reduction of $284 in cost of sales in the U.S. operations consistent with the decrease in revenue, (4) an inventory obsolescence of $511 recorded in fiscal 2002 not recurring in fiscal 2003, (5) a reduction in research and development costs of $210 due to a change in demand for products sold by our Manufacturing Segment, and (6) reducing rent, insurance, travel and other miscellaneous expenses by $139.

Income from operations in our Testing Services Segment increased by $123 or 18.1% from $680 in fiscal 2002 to $803 in fiscal 2003 due to (1) a reduction in impairment loss of $130 in fiscal 2003 which consisted of machinery and equipment, furniture and fixtures, and leasehold improvements pertaining to the Malaysia and Singapore Testing Segments, and (2) lower depreciation of $75 due to machinery and equipment disposed of during fiscal 2003 compared to a loss of $67 in fiscal 2002. These were offset by higher losses of $147 incurred in Ireland in fiscal 2003 compared to a loss of $67 in fiscal 2002.

Loss from operations in our Distribution Segment increased by $143 from $69 in fiscal 2002 to $212 in fiscal 2003. The increase of $143 in loss from operations resulted primarily from the increase in products sold with low margins. Due to the fierce competition in the capital equipment market and the decrease in customers’ capital spending budgets, customers took advantage of price reductions to obtain necessary equipment, which, although increasing our revenue, reduced our margins. Because the prices of products distributed by us range widely (from $0.1 to $46), the increase in sales volume was not sufficient in fiscal 2003 to offset the effects of the price reduction.

Corporate operating loss decreased from $177 in fiscal 2002 to $76 in fiscal 2003 due to an increase in the allocation percentage being charged to our subsidiaries based on sale volume, which increased corporate income by $101.

Interest Expenses

Interest expense decreased by $22 or 10.6% from $207 in fiscal 2002 to $185 in fiscal 2003. This decrease was primarily due to net repayments of $932 on the line of credit and payments of $1,284 on long-term debt and capitalized leases.

Other Income (Expense)

Other income increased by $41 or 13.4% from $306 in fiscal 2002 to $347 in fiscal 2003. Changes in other income in fiscal 2003 compared to that in fiscal 2002 consist of mainly of (1) an increase in gain on disposal of marketable securities of $50, (2) increase in exchange gain of $116 in fiscal 2003 and, (3) a decrease in interest income of $99 in fiscal 2003.

Income Tax

The total income tax provision increased by $41 or 77% from $53 in fiscal 2002 to $94 in fiscal 2003. Of the change of $41, $19 was related to the current portion of income tax due to the increase of $18 in foreign income tax expense and $1 in state income tax expense compared to those in fiscal 2002. The remaining $22 related to the deferred portion of income taxes expense. The increase of $18 in current foreign income tax expense was a result of an increase in income in Thailand from a loss of $36 in fiscal 2002 to an income of $288 in fiscal 2003, which was offset by the decrease in income in Singapore of $466 in fiscal 2002 to $182 in fiscal 2003. Though Singapore had a higher income in fiscal 2002, the allowance on depreciation for tax purposes reduced the taxable income and thus resulted in lower tax provision in fiscal 2002.

The deferred portion of income tax provision increased by $22 from $20 in fiscal 2002 to $42 in fiscal 2003, which was attributed in the increase in the deferred tax liability incurred mainly in Singapore. The increase in deferred income tax expense was the result of the timing differences related to the recording of depreciation expense for book and tax purposes. We did not recognize any income tax benefits related to the losses generated in the U.S. We believe that when the future taxable income exceeds the cumulative losses, it is likely that such benefits will be realized.

The Company’s effective income tax rate increased from 2% in fiscal 2002 to 75% in fiscal 2003. The increase in the effective income tax rate in fiscal 2003 was due to the decrease in net loss generated in the U.S. and the increase in the net income before taxes generated by the operations conducted in foreign countries. In addition, the net loss incurred in the U.S. cannot offset the taxable income in Singapore and Thailand. Therefore, the main portion of income tax expense of $94 was incurred in Singapore and Thailand.

The Company files income tax returns in the U.S., Singapore, Thailand, Malaysia, and Ireland, respectively. Income taxes are provided in those countries where taxable income is earned. Income in one country is not offset by losses in another country. Accordingly, no benefit is provided for losses in the countries except where the loss can be carried back against income recognized in previous years. The effect of providing tax against taxable income while not providing benefit for losses results in an effective tax rate that differs from the federal statutory rate. The nature and terms of income tax holidays, abatements, rate reductions and similar arrangements granted by foreign taxing authorities and their impact on the provision for income taxes are as follows:

1.	Capital allowances are available in the Southeast Asia operations to offset taxable income, which is the same as accelerated allowance on fixed assets. This reduces the income tax payable and creates deferred tax liabilities for the next few years.

2.	Reinvestment allowances can only offset the tax payable if the expansion, modernization or diversification is carried out in a promoted area.

Net (Loss) Income

As a result of all of the factors analyzed above, the net loss for the fiscal year ended June 30, 2003 was approximately $81, which represented a decrease in losses of $3,466 from a net loss of $3,547 for fiscal 2002, or a 97.7% change. Basic loss per share for fiscal 2003 decreased to $0.03 per share, from a basic loss per share of $1.21 in fiscal 2002, which represented a decrease of $1.18, a 97.7% change. Diluted loss per share for fiscal 2003 was $0.03 per share, a decrease of $1.18 per share from diluted loss per share of $1.21 for fiscal 2002.

Year Ended June 30, 2002 (“2002”) Compared to Year Ended June 30, 2001 (“2001”)

Sales

Net sales decreased by $16,516 or 45.7% from $36,133 in fiscal 2001 to $19,617 in fiscal 2002 due to a worldwide decline in semiconductor equipment sales, which was projected by The Semiconductor Equipment and Materials International (SEMI) to decline by 3% in fiscal 2002. SEMI also reported recently that worldwide sales of semiconductor manufacturing equipment totaled $28 billion in fiscal 2001, a 41% year-over-year decline, and the worst drop in sales on record. The chip-making tool market is projected to rebound and increase by 29% in fiscal 2003 and 23% in fiscal 2004.

The sales in Manufacturing Segment decreased by $13,446 or 72.8% from $18,468 in fiscal 2001 to $5,022 in fiscal 2002. The decrease was attributed to operations in the United States and Singapore, which were affected by conservative capital spending by customers. The decrease in demand resulted in a decrease in sales of approximately $5,353, $6,974 and $1,119, related to the decrease in sales for front-end products such as Artic Temperature Controlled Chucks and Wet Process benches, back-end products such as Environmental Test Equipment and Burn-in Equipment and boards, and other products, respectively. The types of products we manufacture cover a broad range, resulting in a wide range of prices (our selling price of our products range from $5 to $200). Consequently, the impact of changes in prices of the products sold on our revenue did not reflect the changes in Manufacturing Segment business because the movement of revenue in the Manufacturing Segment depends heavily on customers’ specific demands which correlate to their capital budgets.

The Testing Services Segment sales decreased by $2,170 or 19.5% from $11,112 in fiscal 2001 to $8,942 in fiscal 2002. Of this decrease of $2,170, $1,476 was attributed to the operation in Malaysia, as several large customers moved from Malaysia to other parts of Southeast Asia. The remaining $694 decrease was attributed to the Ireland operation due to a decline in demand for testing services, which occurred when several large customers moved out of Europe.

The Distribution Segment decreased $900 or 13.7% from $6,553 in fiscal 2001 to $5,653 in fiscal 2002. The decrease of $900 was mainly due to the decline in demand for Test Chambers and vibration products with selling prices ranging from $11 to $46. The change in revenue in Distribution Segment depends heavily on customers’ specific demands, which correlate to their capital budgets.

Geographically, net sales into and within the United States decreased $3,170 or 28.2% from $11,253 in fiscal 2001 to $8,083 in fiscal 2002, which was attributed to the Manufacturing Segment. This decline of $3,170 reflected a decrease in demand for front-end products, back-end products and other products from the United States. Net sales within Southeast Asia decreased $8,396 or 44.4% from $18,489 in fiscal 2001 to $10,093 in fiscal 2002. Of the decrease of $8,396, $1,476 was mainly related to the Testing Service Segment, $6,046 related to the Manufacturing Segment and $874 related to the Distribution Segment due to the decline in demand for products in respective segments. Net sales in and to Europe decreased $5,282 or 78.1% from $6,761 in fiscal 2001 to $1,479 in fiscal 2002. This decrease was due primarily to a decline in demand for front-end manufactured products and Testing services, which occurred when several large customers moved out of Europe.

Cost of Sales

The Company’s cost of sales decreased by $10,823 or 40.5% from $26,749 in fiscal 2001 to $15,926 in fiscal 2002. Of the decrease of $10,823, the majority was related to a decrease in material costs (including an inventory write down) of $7,932, which was consistent with the reduction in sales for Manufacturing Segment. In addition, the Manufacturing Segment implemented cost cutting measures to reduce headcount and shorten work weeks, which reduced net payroll costs and overheads of $922 and $981 respectively. $988 was related to a decrease in material costs of $386 and net payroll costs of $602 in the Testing Service Segment. As a percentage of sales, the cost of sales increased 7.2% from 74% in fiscal 2001 to 81.2% in fiscal 2002 mainly due to an inventory write down of $511 attributed from the U.S. operations. The future impact on the future gross margins for the slow-moving/obsolete nature of this inventory cannot be readily identified at this time, and the price at which these items can be sold is not known until a buyer can be identified.

Operating Expenses

Operating expenses decreased by $731 or 9.1% from $8,001 in fiscal 2001 to $7,270 in fiscal 2002. The decrease of $731 in expenses is attributed to (1) cost-cutting measures implemented company-wide in late fiscal 2002, which reduced headcount and related expenses by $1,447, and (2) a reduction in selling expenses of $519 in commissions and warranty provisions, (3) less traveling during fiscal 2002 after the 911 incident, resulting in a reduction in traveling costs of $214, (4) legal fees of $115 incurred in fiscal 2001 to review the acquisition of a company, which did not occur in 2002, and (5) an increase of $67 in other expenses. These were offset by an impairment loss on goodwill, intangibles and assets of $1,631 provided in fiscal 2002, from the Manufacturing Segment in the U.S. operations and the Testing Service Segment in Southeast Asia. As a result our operating expenses in fiscal 2002, as a percentage of total revenue, increased from 22.1% in fiscal 2001 to 37.1% in fiscal 2002.

General and Administrative

General and Administrative (“G&A”) expenses decreased by $1,735 or 29.5% from $5,876 in fiscal 2001 to $4,141 in fiscal 2002 primarily due to the implementation of cost cutting measures. Of the decrease of $1,735, (1) a decrease of $565 was due to a reduction in payroll and payroll related costs in the U.S. operations, which were, accomplished through layoffs, reduction in management and shortened work weeks. In addition, (2) a reduction of $882 was due to a reduction of payroll expenses in operations in Malaysia and Singapore as cost cutting measures were implemented through reduced bonuses, shortened work weeks, and periodical closures. (3) A reduction of approximately of $145 in travel and related costs as a result of fewer trips made during fiscal 2002 due to the 911 incident, and strict costs cutting measures implemented due to economic downturn, (4) legal fees of $115 incurred to review the acquisition of a company in fiscal 2001, but not recurring in fiscal 2002, and (5) $28 related to other miscellaneous expenses. As a percentage of sales, G&A increased by 4.8% from 16.3% in fiscal 2001 to 21.1% in fiscal 2002 due to certain expenses that are fixed and thus do not decrease even though sales decreased.

Selling

Selling expenses decreased by $660 or 35.5% from $1,860 in fiscal 2001 to $1,200 in fiscal 2002. Of the decrease of $660, (1) $419 was related to a decrease in commission due to a decrease in commission-related sales in the Distribution and Manufacturing Segments. In addition, (2) a reduction of $172 in warranty expense incurred in Southeast Asia reflecting the fact that the products sold that require warranty were reduced in 2002, (3) a reduction of approximately of $69 in travel and related costs as a result of fewer trips made in fiscal 2002 due to the 911 incident, and strict costs cutting measures implemented due to economic downturn. As a percentage of sales, selling expenses increased 1% from 5.1% in fiscal 2001 to 6.1% in fiscal 2002 due to certain fixed cost elements included in selling expenses.

Research and Development

Research and Development increased by $115 or 53.2% from $216 in fiscal 2001 to $331 in fiscal 2002. This increase was primarily due to management’s decision to invest in research and development to improve its Automated Wet Benches. The Company produced several new systems that allow photo resistant stripping, rinsing and drying, all in a single process chamber. Other tools under development include a sophisticated plating tool and an advanced chemical dispensing tool that utilizes ozone injection systems for organic cleaning of silicon wafers.

Impairment loss

In fiscal 2002, the Company recorded an impairment loss of approximately $1,631 based on its examination of estimated undiscounted future cash flows, which are generated by the subsidiaries where certain long-lived assets (goodwill and certain fixed assets) are used. The impairment loss of $1,631 consisted of (1) $393 in goodwill, related to the Company’s acquisition of manufacturing product lines in the United States; (2) $121 in intangibles, used in its manufacturing segment (within the United States); and (3) $1,117 of fixed assets, consisting of machinery and equipment, furniture and fixtures, leasehold improvements, and demonstration equipment. Approximately 63% pertained to the United States Manufacturing Segment and the balance pertained to the Southeast Asia Testing Segment. The Testing Segment incurred a one time impairment loss of $603, of which $534 of the impairment loss was a write down because of obsolescence due to a new generation of burn-in technology known as HBI and SBI.

Gain/(Loss) on Sale of Property, Plant and Equipment

The gain on sale of property, plant and equipment increased by $82 from a loss of $49 in fiscal 2001 to income of $33 in fiscal 2002 due to a gain on disposal of assets, mainly in Malaysia.

Income (Loss) from Operations

For segment reporting purposes, the loss from operations in our Manufacturing Segment increased by $3,782 from a loss of $231 in fiscal 2001 to a loss of $4,013 in fiscal 2002, due to eroding margins and a significant decrease in sales of Artic Temperature Controlled Chucks, Wet Process benches, HAST, Environmental Test Equipment and COBIS-II Burn-in Boards. The Manufacturing Segment also incurred an impairment loss of $1,045 on goodwill, intangibles and machinery and equipment based on the estimated undiscounted cash flow generated where these intangible assets and fixed assets were used.

Income from operations in our Testing Services Segment decreased by $62 or 8.4% from $742 in fiscal 2001 to $680 in fiscal 2002. Of the decrease of $62, the majority was due to (1) impairment charge of $589, which consisted of machinery and equipment, furniture and fixtures, and leasehold improvements, offset with (2) the lower utilities costs of $201 as a better utilities rate was obtained from the vendor, and (3) a reduction in net payroll costs and overheads of $450, after cost-cutting measures were implemented in the Southeast Asia operation, except for the Thailand operation, to reduce headcount and shorten work weeks.

Income (loss) from operations in our Distribution Segment decreased by $510 from an income of $441 in fiscal 2001 to a loss of $69 in fiscal 2002. The decrease of $510 in loss from operations resulted primarily from the decrease in products sold at lower margins. Due to the fierce competition in the capital equipment market and the decrease in customers’ capital spending budgets, customers took advantage of price reductions to obtain necessary equipment, which although increasing our revenue, reduced our margins. Because the prices of products distributed by us range widely from $0.1 to $46, the increase in sales volume was not sufficient in fiscal 2002 to offset the effects of the price reduction.

Corporate operating income was reduced from an operating income of $431 in fiscal 2001 to an operating loss of $177 in fiscal 2002 due to a decrease in the allocation percentage being charged on lower sales volumes from our subsidiaries, which reduced Corporate’s income by $608.

Interest Expenses

Interest expense increased by $8 or 4%, from $199 in fiscal 2001 to $207 in fiscal 2002, due to an increase in lines of credit, capitalized leases and financing activity for capital expenditures.

Other Income (Expense)

Other income decreased by $138 or 31.1% from $444 in fiscal 2001 to $306 in fiscal 2002. Changes in other income from fiscal 2001 to fiscal 2002 were due to lower (1) interest income of $40, (2) rental income of $41, and (3) dividend income of $34, and (4) gain (loss) on disposal of marketable securities of $25.

Income Tax

The total income tax provision decreased by $302 or 85% from $355 in fiscal 2001 to $53 in fiscal 2002. Of the change of $302, $393 was related to the current portion of income tax due to the decrease of $395 in foreign income tax expense and increased of $2 in state income tax expense compared to those in fiscal 2001. The remaining increase of $91 related to the deferred portion of income taxes. The decrease of $395 in current foreign income tax expense was a result of a decrease in income in the Southeast Asia and Ireland operations from $2,469 and $222 in fiscal 2001 to $244 and a loss of $66 in fiscal 2002, respectively.

The deferred portion of income tax provision increased by $91 from $71 income tax benefits in fiscal 2001 to $20 income tax expense in fiscal 2002, which was attributed in the increase in the deferred tax liability incurred mainly in Singapore. The increase in deferred income tax expense was the result of the timing differences related to the recording of depreciation expense for book and tax purposes. We did not recognize any income tax benefits related to the losses generated in the U.S. We believe that when the future taxable income exceeds the cumulative losses, it is likely that such benefits will be realized.

The Company’s effective income tax rate decreased from 22% in fiscal 2001 to 2% in fiscal 2002. The decrease in the effective income tax rate in fiscal 2003 was due to the increase in net loss generated in the U.S. and the decrease in the net income before taxes generated by the operations conducted in foreign countries, In addition, the net loss incurred in the U.S. cannot offset the taxable income in Singapore and Thailand. Therefore, the main portion of income tax expense of $53 was incurred in Southeast Asia.

The Company files income tax returns in the U.S., Singapore, Thailand, Malaysia, and Ireland, respectively. Income taxes are provided in those countries where taxable income is earned. Income in one country is not offset by losses in another country. Accordingly, no benefit is provided for losses in the countries except where the loss can be carried back against income recognized in previous years. The effect of providing tax against taxable income while not providing benefit for losses results in an effective tax rate that differs from the federal statutory rate. The nature and terms of income tax holidays, abatements, rate reductions and similar arrangements granted by foreign taxing authorities and their impact on the provision for income taxes are as follows:

1.	Capital allowances are available in the Southeast Asia operations to offset taxable income, which is the same as accelerated allowance on fixed assets. This reduces the income tax payable and creates deferred tax liabilities for the next few years.

2.	Reinvestment allowances can only offset the tax payable if the expansion, modernization or diversification is carried out in a promoted area.

Net Loss

As a result of all of the factors analyzed above, the net loss attributable to common shares for the fiscal year ended June 30, 2002 was approximately $3,547, which represented a decrease of $4,710 from net income of approximately $1,163 attributed to common shares for fiscal 2001, a 405% decrease. Consequently, basic loss per share for fiscal 2002 decreased to a loss of $1.21 per share, from basic earnings per share of $0.40 in fiscal 2001, which represented a change of $1.61 from net income to net loss, a 405% decrease. Diluted loss per share for fiscal 2002 was $1.21 per share, a decrease of $1.60 per share from diluted earnings per share of $0.39 for fiscal 2001.

Liquidity and Capital Resources

We had working capital (defined as current assets minus current liabilities) of approximately $7,027 as of June 30, 2003, which represented an increase of approximately $108 compared to working capital of $6,919 as of June 30, 2002, a 1.6% increase. The current ratio (defined as current assets divided by current liabilities) improved to 2.57 times as of June 30, 2003 from 2.07 times as of June 30, 2002. The quick ratio (defined as current assets less inventory, divided by current liabilities) also showed an improvement to 2.34 times as of June 30, 2003 from 1.91 times as of June 30, 2002. Both the current and quick ratios improved significantly as of June 30, 2003. The ratios give the indication of the strong liquidity position of the Company with no difficulties in meeting its short term obligations. Historically, the Company had positive working capital for the nine fiscal years prior to the fiscal year ended June 30, 2003. We believe that the Company has the ability to maintain positive working capital and strong liquidity ratio in the near future.

During the fiscal year ended 2003, total assets decreased by $2,364 from $19,075 at June 30, 2002 to $16,711 at June 30, 2003. Most of the decrease was in cash deposits, accounts receivable and fixed assets as a result of payments on lines of credit, notes payable, capital lease obligations, and accounts payable. The overall impact resulted in improvement in working capital of $108.

The Company’s credit rating provides ready and ample access to funds in global capital markets. At June 30, 2003, the Company had available short-term lines of credit totaling $7,553 of which $7,253 was unused. However, of this $7,253, the line of credit in Trio-Tech Singapore of $4,554 will expire in July 2003.

Entity with Facilty	Type of	Interest	Credit	Unused

Trio-Tech Malaysia	Line of Credit	7.00%	$91	$91
Trio-Tech Bangkok	Line of Credit	6.50%	47	47
Trio-Tech Singapore	Line of Credit	7.00%	2,561	2,561
Trio-Tech Singapore	Line of Credit	6.13%	4,554	4,554
Trio-Tech International	Line of Credit	5.75%	300	—

			$7,553	$7,253

Even though the Company suffered a net loss in the fiscal year ended June 30, 2003, management of the Company still believes that the Company has the economic wherewithal to satisfy its cash needs for the next twelve months plus one day as a going concern business. Management’s belief is based, in part, on the following: (1) we have a fixed cash deposit of approximately $4.3 million (of which approximately $2.9 million is available immediately); (2) we had backlog of $5.9 million as of June 30, 2003; (3) our accounts receivable turnover ratio is approximately 5.45 times per year (67 days of sales in accounts receivable) in fiscal 2003; (4) our financing facilities available as of June 30, 2003 were approximately $7.3 million upon which we are able to draw at any time; and (5) our efforts in fiscal 2003 to cut costs and expenses were effective. These cost cutting measures were implemented through (1) shortened work weeks, salary reductions and a freeze in headcount, (2) reducing and consolidating the plant capacity in order to reduce variable costs, (3) reducing insurance, travel and other miscellaneous expenses. We anticipate that the costs and expenses in fiscal 2004 will be lower than those in fiscal 2003 and, accordingly, cash disbursement needs should be lower also. However, we cannot provide any assurance that costs and expenses in fiscal 2004 or thereafter will not be higher than those in fiscal 2003.

The following contractual obligations servicing table describes our overall future cash obligations based on various contracts in the next five years:

		Payments Due by Period

		Less than	1 - 3	4 - 5	More Than
	Total	1 Year	Years	Years	5 Years

Lines of Credit	$300	$300	$—	$—	$—
Notes Payable	1,124	632	438	54	—
Capital Leases	722	345	332	45	—
Operating Leases	1,288	625	663	—	—

	$3,434	$1,902	$1,433	$99	$—

Fiscal 2003

Net cash provided by operating activities during the year ended June 30, 2003 was $1,256 compared to net cash of $1,717 used in operating activities during the year ended June 30, 2002. The increase in net cash provided of approximately $2,973 or 173% reflects the fact that our operating cash flow has improved. The $1,256 of net cash provided by operating activities in fiscal 2003 was primarily attributable to a net loss of $81, offset by non-cash items such as $1,271 in depreciation and amortization, and impairment loss of $358. The cash flow from our accounts receivable in fiscal 2003 was $522 compared to only $300 in fiscal 2002, a change of 74%, reflecting the fact that our total revenue in fiscal 2003 increased and accounts receivable turnover times increased. The cash used in inventory in fiscal 2003 was $36 compared to cash provided of $409 in fiscal 2002, which includes an inventory of $511 written down in fiscal 2002 due to obsolescence. In fiscal 2003, there was a non-cash item attributed to impairment loss of $358, while there was a non-cash item attributed to impairment loss of $1,631 in fiscal 2002.

Net cash provided by investing activities during fiscal 2003 was $1,017 compared to $1,241 in fiscal 2002. The change of $224 is mainly attributable to a decrease of $53 or 3.2% in short-term deposits, and an increase in capital expenditures of $451 in the testing segment for business expansion in Southeast Asia. We decreased our investment in marketable securities by $139, to $676 in fiscal 2003 from $ 537 in fiscal 2002.

Net cash used in financing activities during fiscal 2003 was $1,751, reflecting a decrease of $1,843 compared to $92 provided by financing activities during fiscal 2002. The cash outflow in financing activities included (1) $932 of net repayments on lines of credit, (2) $1,284 from payments of long-term debts and capital lease obligations, and (3) $70 in dividends paid to the minority interest which was offset by a cash inflow of $535 from proceeds from long-term debt. In fiscal 2002, the cash outflow in financing activities included (1) $1,181 from payments on long-term debt and capitalized lease obligations and, (2) $4 in dividends paid to minority interest, offset with cash inflow from (a) $1,205 from net payments and borrowings on lines of credit and, (b) $72 from proceeds from long-term debt.

Approximately $806 of cash deposits as of June 30, 2003 are held in the Company’s 55% owned Malaysian subsidiary. Of such amount, $535 is denominated in the currency of Malaysia, of which $168 is currently available for movement to overseas, as authorized by the Central Bank of Malaysia. There are additional amounts available as dividends (after making deductions for income tax) pursuant to Malaysian regulations in force from July 1, 2000.

Corporate Guarantee Arrangement

The Company provides a corporate guarantee to one of its subsidiaries in Southeast Asia of approximately $1,423 to secure line-of-credit and term loans from a bank to finance the operations of such subsidiary.

With the strong financial position of the subsidiary company, the Company believes this corporate guarantee arrangement will have no material impact on its liquidity or capital resources.

Fiscal 2002

Net cash used in operating activities during the year ended June 30, 2002 was $1,717 compared to net cash of $5,239 provided by operating activities during the year ended June 30, 2001. The downward change of approximately $6,.956 or 133% reflects the fact that our operating cash flow was significantly affected by the economic downturn and decrease in capital investment demand from the semiconductor industry. The $1,717 of net cash used in operating activities in fiscal 2002 was primarily attributable to a net loss of $3,547 and a decrease of $2,396 in accounts payable and accrued liabilities. The cash flow from our accounts receivable in fiscal 2002 was only $300 compared to $1,696 in fiscal 2001, a change of 82.3% reflecting the fact that our total revenue in fiscal 2002 decreased and accounts receivable turnover times decreased. The cash flow from our inventory was only $409 compared $804 in fiscal 2001 reflecting the fact that our inventory turnover times decreased. In fiscal 2002, one major non-cash item was attributed to an impairment loss of $1,631, which did not incur in fiscal 2001.

Net cash provided by investing activities during fiscal 2002 was $1,241 compared to $7,202 used by investing activities in fiscal 2001. The change was an increase of $5,961, or 82.8%. The net cash provided by investing activities was due mainly to the decrease of $1,666 in short-term deposits, compared to the increase in short-term deposits of $2,541 in fiscal 2001, reflecting a decrease of $4,207 or a change of 166%. In fiscal 2002, our capital expenditures were $448 which related to the investment in testing segment covering Southeast Asia, Ireland, and the U.S. Compared to the capital expenditure of $4,451 in fiscal 2001, we reduced our investment by $4,003 or by 89.9% as a result of economic downturn. We increased our investment in marketable securities by $676 compared to $302 in fiscal 2001.

Net cash provided by financing activities during fiscal 2002 was $92, reflecting a decrease of $1,262 or 93.2% compared to $1,354 provided by financing activities during fiscal 2001. The cash inflow of (1) $1205 from net payments and borrowings under lines of credit, (2) ) $72 from proceeds under long-term debt. These were offset by the cash outflow in financing activities which included (3) $1,181 of principal payments of long-term debts and capital lease obligations and, (4) $4 from dividends paid to minority interest. In fiscal 2001, the cash inflow from financing activities included (1) $2,293 from proceeds under long-term debt, (2) $356 from the issuance of common stock. These were offset by (3) $241 from net payments and borrowings under lines of credit, (4) $892 of principal payments on long-term debts and capital lease obligations and, (5) $162 from dividends paid to minority interest.

Approximately $3,090 of cash deposits as of June 30, 2002 were held in the Company’s 55% owned Malaysian subsidiary. Of such amounts, $488 was denominated in the currency of Malaysia. On September 2, 1998, the government of Malaysia announced its intention to limit the movement of certain cash balances denominated in Malaysian currency. During fiscal 2001, limits on the movement of cash balances were removed. $1,442 is currently available for movement, as the Central Bank of Malaysia has authorized $1,800 for movement and the Company previously utilized $358 of this authorization. In addition, approximately $3,161 is available as dividend (after making deductions for income tax) pursuant to Malaysian regulations in force from July 1, 2000. There is an additional amount of $2,083 that is used as collateral for the Singapore credit facility.

Recently Issued Accounting Pronouncements

In May 2003, FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity, and requires that those instruments be classified as liabilities in the balance sheets. Previously, many of those financial instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company expects that the adoption of SFAS No. 150 will not have a material impact on its results of operations and financial condition.

In January 2003, FASB issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to those entities defined as “Variable Interest Entities” (more commonly referred to as special purpose entities) in which equity investors do not have the characteristics of a “controlling financial interest” or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to all Variable Interest Entities created after January 31, 2003 and by the beginning of the first interim or annual reporting period commencing after June 15, 2003 for Variable Interest Entities created prior to February 1, 2003. The Company expects that the adoption of FIN 46 will not have a material impact on its results of operations and financial condition.

CERTAIN RISKS THAT MAY AFFECT OUR FUTURE RESULTS

We hereby caution stockholders, prospective investors in Trio-Tech International and other readers that the following important factors, among others, in some cases have affected, and in the future could affect, our stock price or cause our actual results for the fiscal year ending June 30, 2003 and future fiscal years and quarters to differ materially from those expressed in any forward-looking statements, oral or written, made by or on behalf of us.

Our operating results are affected by a variety of factors

Our operating results are affected by a wide variety of factors that could materially affect revenues and profitability or lead to significant variability of quarterly or annual operating results. These factors include, among others, components relating to:

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

The semiconductor industry cycles have a large effect on our business

Our business depends primarily upon the capital expenditures of semiconductor manufacturers, assemblers and other testing companies worldwide. These industries depend on the current and anticipated market demand for integrated circuits and products utilizing semiconductor devices. The global semiconductor industry generally, and the semiconductor testing equipment industry in particular, are volatile and cyclical, with periodic capacity shortages and excess capacity. In periods of excess capacity, the industry sharply cuts its purchases of capital equipment, including our distributed products, and reduces testing volumes, including our testing services. Excess capacity also causes downward pressure on the selling prices of our products and services.

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

Our dependence on international sales involves significant risk

Sales and services to customers outside the United States accounted for approximately 58%, 59% and 70% of our net revenues for fiscal 2003, 2002 and 2001, respectively. Approximately 53%, 51% and 51% of our net revenues in fiscal 2003, 2002 and 2001, respectively, were generated from business in Southeast Asia. We expect that our non-U.S. sales and services will continue to generate the major part of our future revenues. Testing services in Southeast Asia were performed primarily for American companies, and to a lesser extent German companies, selling products and doing business in those regions. International business operations may be adversely affected by many factors including fluctuations in exchange rates, imposition of government controls, trade restrictions, political, economic and business events and social and cultural differences.

We may incur losses due to foreign currency fluctuations

Significant portions of our revenues are denominated in Singapore dollars, Malaysian ringgit, Thai baht and other currencies. Consequently, a portion of our costs, revenues and operating margins may be affected by fluctuations in exchange rates, primarily between the U.S. dollar and such foreign currencies. We are also affected by fluctuations in exchange rates if there is a mismatch between our foreign currency denominated assets and liabilities. Foreign currency translation adjustments resulted in an increase of $18 to shareholders’ equity for fiscal 2003, an increase of $262 to shareholders’ equity for fiscal 2002 and a decrease of $358 to shareholders’ equity for fiscal 2001.

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

We do not rely on patents to protect our products or technology

We hold U.S. patents relating to our pressurization humidity testing equipment and certain aspects of our Artic temperature test systems. Additionally, in fiscal 2001, we were granted patents for certain aspects of our new ranges of Artic temperature controlled chucks. However, generally we do not rely on patent or trade secret protection for our products or technology. Competitors may develop technologies similar to or more advanced than ours. We cannot assure you that our current or future products will not be copied or will not infringe on the patents of others. Moreover, the cost of litigation of any claim or damages resulting from infringement of patents or other intellectual property could adversely affect our business, financial condition and results of operations.

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

Loss, reduction or delay of orders from significant customers could adversely affect our financial condition

The semiconductor manufacturing industry is highly concentrated, with a relatively small number of large manufacturers and assemblers accounting for a substantial portion of our revenues from product sales and testing revenues. Our experience has been that sales to particular customers may fluctuate significantly from quarter to quarter and year to year. In fiscal 2003, 2002, and 2001, sales of equipment and services to our two largest customers accounted for approximately 49%, 55%, and 40%, respectively, of our net revenues. Our ability to maintain close, satisfactory relationships with our customers is essential to our stability and growth. The loss of or reduction or delay in orders from our significant customers, or delays in collecting accounts receivable from our significant customers, could adversely affect our financial condition and results of operations.

There is a limited market for our testing products and services

If testing equipment is purchased by semiconductor manufacturers and assemblers, it may reduce the likelihood that they will make further purchases of such equipment, or use our laboratories for testing services. Although military or other specifications require certain testing to be done by independent laboratories, over time other current customers may have less need for our testing services. We believe that there is a growing trend toward outsourcing of the integrated circuit test process. As a result, we anticipate continued growth in the test laboratory business. However, there is no assurance that this trend will continue. In an attempt to diversify our sales mix, we may seek to develop and introduce new or advanced products, and to acquire other companies in the semiconductor equipment manufacturing business.

Acquisition and integration of new businesses could disrupt our ongoing business, distract management and employees, increase our expenses and adversely affect our business

A portion of any future growth may be accomplished through the acquisition of other entities. The success of those acquisitions will depend, in part, on our ability to integrate the acquired personnel, operations, products, services and technologies into our organization, to retain and motivate key personnel of the acquired entities and to retain the customers of those entities. We may not be able to identify suitable acquisition opportunities, obtain financing on acceptable terms to bring the acquisition to fruition or to integrate such personnel, operations, products or services. The process of identifying and closing acquisition opportunities and integrating acquisitions into our operations may distract our management and employees, disrupt our ongoing business, increase our expenses and materially and adversely affect our operations. We may also be subject to certain other risks if we acquire other entities, such as the assumption of additional liabilities. We may issue additional equity securities or incur debt to pay for future acquisitions.

We do not have contracts with key suppliers

We have no written contracts with any of our suppliers. Our suppliers may terminate their relationships with us at any time without notice. There can be no assurance that we will be able to find satisfactory replacement suppliers or that new suppliers would not be more expensive than the current suppliers if any of our suppliers were to terminate their relationship with us.

We are highly dependent on key personnel

Our success has depended, and, to a large extent will depend, on the continued services of S.W. Yong, our Chief Executive Officer and President, Victor H. M. Ting, our Vice President and Chief Financial Officer, our other key senior executives and engineering, marketing, sales, productions and other personnel. We do not have an employment agreement with Mr. Yong or Mr. Ting, but we are the beneficiary of “key man” life insurance in the amount of $6 million on Mr. Yong and $2 million on Mr. Ting. The loss of these key personnel, who would be difficult to replace, could harm our business and operating results. Competition for management in our industry is intense and we may be unsuccessful in attracting and retaining the executive management and other key personnel that we require.

Our management has significant influence over corporate decisions

Currently our officers and directors and their affiliates beneficially own 32.9% of the outstanding shares of common stock, including options held by them that are exercisable within 60 days of the date of this 10-K. As a result, they may be able to significantly influence matters requiring approval of the shareholders, including the election of directors, and may be able to delay or prevent a change in control of the Company.

We have not paid cash dividends

We have never paid any cash dividends on our common stock. We anticipate that the future earnings, if any, will be retained for use in the business or for other corporate purposes. We do not expect to pay cash dividends on our common stock in the future.

Possible dilutive effect of outstanding options

As of June 30, 2003, there were 349,500 shares of common stock reserved for issuance upon exercise of outstanding stock options. The outstanding options are currently exercisable at exercise prices ranging from $2.25 to $6.69 per share. We anticipate that the trading price of our common stock at the time of exercise of any such outstanding options will exceed the exercise price under those options. Thus such exercise will have a dilutive effect on our shareholders.

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

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The outstanding aggregate principal balance on loans to us and on our lines of credit range from 5.45% to 7.25% per annum. As of June 30, 2003, the outstanding principal balance on these loans was approximately $1,424. These interest rates are subject to change and we cannot predict an increase or decrease in rates, if any.

						There-		Fair
Period ending June 30,	2004	2005	2006	2007	2008	after	Total	Value

Loans:
denominated by Singapore Dollars	$210						$210	$210
Interest rate (fixed)	6.50%
denominated by Singapore Dollars	$189	$141					$330	$330
Interest rate (varaible)	7.25%	7.25%
denominated by Singapore Dollars	$187	$198	$28				$413	$413
Interest rate (fixed)	5.50%	5.50%	5.50%
denominated Irish Pound	$30	$23	$25	$27	$2		$107	$107
Interest rate (variable)	6.23%	6.23%	6.23%	6.23%	6.23%
denominated Irish Pound	$16	$11	$12	$13	$12		$64	$64
Interest rate (variable)	5.54%	5.54%	5.54%	5.54%	5.54%
Line of credit:
denominated by Singapore Dollars	$—						$—	$—
Interest rate (varaible)
denominated by Singapore Dollars	$—						$—	$—
Interest rate (varaible)
denominated by U.S. Dollars	$300						$300	$300
Interest rate (variable)	5.75%

Total	$932	$373	$65	$40	$14	$—	$1,424	$1,424

Foreign Currency Exchange Rate Risk. Although the majority of our sales, cost of manufacturing and marketing are transacted in U.S. dollars, significant portions of our revenues are denominated in Singapore, Malaysian and other currencies. Consequently, a portion of our costs, revenues and operating margins may be affected by fluctuations in exchange rates, primarily between the U.S. dollar and such foreign currencies. We are also affected by fluctuations in exchange rates if there is a mismatch between our foreign currency denominated assets and liabilities. Foreign currency translation adjustments resulted in an increase of $18 to shareholders’ equity for fiscal 2003, an increase of $262 to shareholders’ equity for fiscal 2002 and a decrease of $358 to shareholders’ equity for fiscal 2001.

We try to reduce our risk of foreign currency fluctuations by purchasing certain equipment and supplies in U.S. dollars and seeking payment, when possible, in U.S. dollars. However, we may not be successful in our attempts to mitigate our exposure to exchange rate fluctuations. Those fluctuations could have a material adverse effect on the Company’s financial results.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this item is included in the Company’s consolidated financial statements beginning on page 38 of this Annual Report on Form 10-K.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A — CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2003 (as defined in Rule 13a-15(e) or 15d-15(e) under the

Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective. During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART III

The information required by Items 10 through 13 of Part III of this Form 10-K (information regarding our directors and executive officers, executive compensation, security ownership of certain beneficial owners, management and related stockholder matters, and certain relationships and related transactions, respectively) is hereby incorporated by reference from the Company’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2003.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES

Not applicable

PART IV

ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1 and 2) FINANCIAL STATEMENTS AND SCHEDULES:

The following financial statements, including notes thereto and the independent auditors’ report with respect thereto, are filed as part of this Annual Report on Form 10-K, starting on page 31 hereof:

1.	Independent Auditors’ Report

2.	Consolidated Balance Sheets

3.	Consolidated Statements of Income and Comprehensive Income (Loss)

4.	Consolidated Statements of Shareholders’ Equity

5.	Consolidated Statements of Cash Flows

6.	Notes to Consolidated Financial Statements

(b)	REPORTS ON FORM 8-K:

The Company filed on May 20, 2003 a Form 8-K, with a date of earliest even reputed of May 15, 2003, reporting on items 7 and 9 and attaching the Company’s earnings release for the third quarter of fiscal 2003.

(c)	EXHIBITS:

Number	Description

3.1	Articles of Incorporation, as currently in effect. [Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for June 30, 1988.]

3.2	Bylaws, as currently in effect. [Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for June 30, 1988.]

10.1	Credit Facility Letter dated January 4, 2001, between Trio-Tech International Pte. Ltd. and Standard Chartered Bank. [Incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for June 30, 2001.]

10.2	1998 Stock Option Plan. [Incorporated by reference to Exhibit 1 to the Company’s proxy statement filed under regulation 14A on October 27, 1997]. **

10.3	Directors Stock Option Plan. [Incorporated by reference to Exhibit 2 to the Company’s proxy statement filed under regulation 14A on October 27, 1997]. **

10.4	Real Estate Lease dated February 1, 1999 between Martinvale Development Company and Universal Systems. [Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for June 30, 1999.]

10.5	Real Estate Lease dated February 16, 2001 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1004 Toa Payoh North #07-01/07 and #03-01/03. [Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for June 30, 2001.]

10.6	Real Estate Lease dated May 13, 1999 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1004 Toa Payoh North #03-16/17. [Incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for June 30, 2001.]

10.7	Real Estate Lease dated October 13, 1999 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1004 Toa Payoh North #01-08/15. [Incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for June 30, 2001.]

10.8	Real Estate Lease dated December 7, 2000 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1004 Toa Payoh North #01-16/7. [Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for June 30, 2001.]

10.9	Real Estate Lease dated January 3, 2000 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1008 Toa Payoh North #03-01/06. [Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for June 30, 2001.]

10.10	Real Estate Lease dated October 13, 1999 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1008 Toa Payoh North #03-09/15 and #03-16/18. [Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for June 30, 2001.]

10.11	Real Estate Lease dated May 2, 2000 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1008 Toa Payoh North #01-08. [Incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K for June 30, 2001.]

10.12	Real Estate Lease dated September 12, 2000 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1008 Toa Payoh North #07-17/18. [Incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for June 30, 2001.]

10.13	Real Estate Lease dated October 30, 2000 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1008 Toa Payoh North #07-01. [Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for June 30, 2001.]

10.14	Real Estate Lease dated February 26, 2002 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1004 Toa Payoh North #02-11/15. [Incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for June 30, 2002.]

10.15	Real Estate Lease dated June 10, 2002 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1004 Toa Payoh North #02-08/10. [Incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for June 30, 2002.]

10.16	Credit Facility Letter dated November 16, 2001 and June 24, 2002, between Trio-Tech International Pte. Ltd. and Standard Chartered Bank. [Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for June 30, 2002.]

10.17	Credit Facility Letter dated July 24, 2002, between Trio-Tech International Pte. Ltd. and OCBC Bank. [Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for June 30, 2002.]

10.18	Credit Facility Letter dated May 21, 2002, between Trio-Tech (M) Sdn Bhd and HSBC Bank Malaysia Berhad. [Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for June 30, 2002.]

10.19	Credit Facility Letter dated January 22, 2002, between Trio-Tech (KL) Sdn Bhd and Public Bank Berhad. [Incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for June 30, 2002.]

10.20	Real Estate Lease dated November 8, 2001 between Elbar Investments, L.P. and Trio-Tech International for 14731 Califa Street, Van Nuys. [Incorporated by reference to Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K for June 30, 2002.]

10.21	Amendment to the Directors Stock Option Plan [Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for June 30, 2002.] **

10.22	Credit Facility Letter dated January 28, 2003, between Trio-Tech (M) Sdn Bhd and HSBC Bank Malaysia Berhad *

10.23	Credit Facility Letter dated September 20, 2002, between KTS Incorporated and Bank of America. *

10.24	Real Estate Lease dated January 12, 2001 between JTC Corporation and Trio-Tech International Pte. Ltd. for Toa Payoh North #01-S3/S4. *

21.1	Subsidiaries of the Registrant (100% owned by the Registrant except as otherwise stated):

Trio-Tech International Pte. Ltd., a Singapore Corporation

Trio-Tech Test Services Pte. Ltd., a Singapore Corporation

Trio-Tech Reliability Services, a California Corporation

Express Test Corporation, A California Corporation

European Electronic Test Center. Ltd. A Cayman Islands Corporation

Trio-Tech Malaysia, a Malaysia Corporation (55% owned by the Registrant)

Trio-Tech Kuala Lumpur, a Malaysia Corporation (100% owned by Trio-Tech Malaysia)

Trio-Tech Bangkok, a Thailand Corporation

Trio-Tech Thailand, a Thailand Corporation

Prestal Enterprise Sdn. Bhd., a Malaysia Corporation (76% owned by the Registrant)

KTS Incorporated, dba Universal Systems, a California Corporation

Trio-Tech (Suzhou) Co. Ltd., a China Corporation

23.1	Independent Auditors’ Consent (BDO International) *

23.2	Independent Auditors’ Consent (Deloitte & Touche LLP) *

31.1	Rule 13a-14(a) Certification of Principal Executive Officer of Registrant*

31.2	Rule 13a-14(a) Certification of Principal Financial Officer of Registrant*

32	Section 1350 Certification. *

*	Filed electronically herewith

**	Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit to this report.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIO-TECH INTERNATIONAL

By:	/s/ Victor H.M. Ting VICTOR H.M. TING Vice President and Chief Financial Officer Date: September 17, 2003

Pursuant to the requirement of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and as of the dates indicated have signed this report below.

/s/ A. Charles Wilson A. Charles Wilson, Director Chairman of the Board	September 17, 2003

/s/ S. W. Yong S. W. Yong, Director Chief Executive Officer And President	September 17, 2003

/s/ Victor H.M. Ting Victor H.M. Ting Vice President, Chief Financial Officer and Principal Accounting Officer	September 17, 2003

/s/ Jason T. Adelman Jason T. Adelman, Director	September 17, 2003

/s/ Richard M. Horowitz Richard M. Horowitz, Director	September 17, 2003

CERTIFICATIONS

     Exhibit 31.1

I, S. W. Yong, certify that:

1. I have reviewed this Annual Report on Form 10-K of Trio-Tech International, a California corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: September 25, 2003

/s/ S. W. YONG S. W. Yong, Chief Executive Officer and President (principal executive officer)

     Exhibit 31.2

I, Victor H.M. Ting, certify that:

1. I have reviewed this Annual Report on Form 10-K of Trio-Tech International, a California corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: September 25, 2003

/s/ VICTOR H.M. TING Victor H.M. Ting, Chief Financia Officer (principal accounting officer)

Exhibit 32

CERTIFICATION PURSUANT TO SECTION 906 OF
THE SARBANES-OXLEY ACT OF 2002

Each of the undersigned, S.W. Yong, President and Chief Executive Officer of Trio-Tech International, a California corporation (the “Company”), and Victor H.M. Ting, Vice President and Chief Financial Officer of the Company, do hereby certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge (1) the annual report on Form 10-K of the Company for the year ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ S. W. YONG

Name: Title: Date:	S. W. Yong President and Chief Executive Officer September 25, 2003

/s/ VICTOR H. M. TING

Name: Title: Date:	Victor H.M. Ting Vice President and Chief Financial Officer September 25, 2003

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

INDEPENDENT AUDITORS’ REPORT

Board of Directors
Trio-Tech International
Van Nuys, California:

We have audited the accompanying consolidated balance sheets of Trio-Tech International and subsidiaries (the “Company”) as of June 30, 2003 and 2002, and the related consolidated statements of operations and comprehensive (loss) income, shareholders’ equity, and cash flows for the years ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Trio-Tech International and subsidiaries as of June 30, 2003 and 2002, and the results of their operations and their cash flows for the years ended June 30, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

As described in Note 2 to the financial statements, effective July 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.”

BDO International

/s/ BDO International

Singapore
September 9, 2003

INDEPENDENT AUDITORS’ REPORT

Board of Directors
Trio-Tech International
Van Nuys, California:

We have audited the accompanying consolidated statements of operations and comprehensive (loss) income, shareholders’ equity, and cash flows of Trio-Tech International and subsidiaries (the “Company”) for the year ended June 30, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Trio-Tech International and subsidiaries for the year ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP
/s/ Deloitte & Touche LLP

Los Angeles, California
September 7, 2001

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

		June 30,	June 30,
	Note	2003	2002

ASSETS
CURRENT ASSETS:
Cash	2	$1,495	$1,007
Short-term deposits	2	4,308	6,027
Investments in marketable securities	2	485	554
Trade accounts receivable, less allowance for doubtful accounts of $157 in fiscal 2003 and $174 in fiscal 2002	2	3,643	4,148
Other receivables		373	527
Inventories, less provision for obsolete inventory of $735 in fiscal 2003 and $716 in fiscal 2002	3	1,049	1,014
Prepaid expenses and other current assets		140	128

Total current assets		11,493	13,405
PROPERTY, PLANT AND EQUIPMENT, Net	4	5,210	5,593
OTHER ASSETS, Net	8	77

TOTAL ASSETS		$16,711	$19,075

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Lines of credit	5	$300	$1,227
Accounts payable		1,080	1,717
Accrued expenses	6	2,096	2,315
Income taxes payable	9	56	106
Current portion of notes payable	8	632	785
Current portion of capitalized leases	10	302	336

Total current liabilities		4,466	6,486

NOTES PAYABLE, net of current portion	8	492	641
CAPITALIZED LEASES, net of current portion	10	344	345
DEFERRED INCOME TAXES	9	711	669

TOTAL LIABILITIES		6,013	8,141

COMMITMENTS AND CONTINGENCIES	10
MINORITY INTEREST		2,108	2,316
SHAREHOLDERS’ EQUITY:
Common stock; no par value, 15,000,000 shares authorized; 2,927,542 and 2,927,551 issued and outstanding shares	11	9,423	9,423
Additional Paid-in capital	11	284	270
Accumulated deficit	11	(739)	(658)
Unrealized gain on marketable securities	11	45	24
Foreign currency translation adjustment	11	(423)	(441)
Total shareholders’ equity		8,590	8,618
Foreign currency translation adjustment	11	(423)	(441)

Total shareholders’ equity		8,590	8,618

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$16,711	$19,075

     See notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(IN THOUSANDS, EXCEPT (LOSS) EARNINGS PER SHARE)

	Note	Year Ended

		June 30,	June 30,	June 30,
		2003	2002	2001

NET SALES		$21,246	$19,617	$36,133
COST OF SALES		16,245	15,926	26,749

GROSS PROFIT		5,001	3,691	9,384
OPERATING EXPENSES:
General and administrative		3,992	4,141	5,876
Selling		702	1,200	1,860
Research and development		121	331	216
Impairment Loss		358	1,631	—
(Gain) loss on disposal of property, plant & equipment		115	(33)	49

Total		5,288	7,270	8,001

(LOSS) INCOME FROM OPERATIONS		(287)	(3,579)	1,383
OTHER INCOME (EXPENSE)
Interest expense		(185)	(207)	(199)
Other income	15	347	306	444

Total		162	99	245

(LOSS) INCOME BEFORE
INCOME TAXES AND MINORITY INTEREST		(125)	(3,480)	1,628
INCOME TAXES	9	94	53	355

(LOSS) INCOME BEFORE MINORITY INTEREST		(219)	(3,533)	1,273
MINORITY INTEREST		138	(14)	(110)

NET (LOSS) INCOME ATTRIBUTABLE TO COMMON SHARES		(81)	(3,547)	1,163

OTHER COMPREHENSIVE INCOME (LOSS) :
Unrealized gain on investment		21	24	—
Foreign currency translation adjustment		18	262	(358)

COMPREHENSIVE (LOSS) INCOME		$(42)	$(3,261)	$805

(LOSS) EARNINGS PER SHARE:
Basic		$(0.03)	$(1.21)	$0.40

Diluted		$(0.03)	$(1.21)	$0.39

WEIGHTED AVERAGE NUMBER OF COMMON AND POTENTIAL COMMON SHARES OUTSTANDING
Basic		2,928	2,928	2,884
Diluted		2,928	2,929	3,006

     See notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (IN THOUSANDS)

					Accum-
					ulated
	Common Stock			Retained	Other
			Additional	Earnings/	Compre-
	Number of		Paid-in	Accumulated	hensive
	Shares	Amount	Capital	Deficit	(Loss)	Total

Balance, July 1, 2000	2,837	$9,067	$—	$1,726	$(345)	$10,448
Exercise of stock warrants	43	214				214
Exercise of stock options	48	142				142
Net Income				1,163		1,163
Translation adjustment					(358)	(358)

Balance, June 30, 2001	2,928	9,423	—	2,889	(703)	11,609
Stock compensation due to issuance of options			24			24
Other			246			246
Net loss				(3,547)		(3,547)
Unrealized gain on investment (net of tax)					24	24
Translation adjustment					262	262

Balance, June 30, 2002	2,928	9,423	270	(658)	(417)	8,618
Stock compensation due to issuance of options			14			14
Net loss				(81)		(81)
Unrealized gain on investment (net of tax)					21	21
Translation adjustment					18	18

Balance, June 30, 2003	2,928	$9,423	$284	$(739)	$(378)	$8,590

     See notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW (IN THOUSANDS)

     INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

	Year Ended

	June 30,	June 30,	June 30,
	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(81)	$(3,547)	$1,163
Adjustments to reconcile (loss) net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,271	1,705	1,632
Bad debt expense (recovery), net	(17)	41	(25)
Inventory provision	19	511	34
Impairment loss	358	1,631	—
Stock Compensation	14	24	—
Loss (Gain) on sale of property and equipment	115	(33)	49
(Gain) Loss on disposal of marketable securities	(49)	1	14
Deferred income taxes	42	20	(71)
Minority interest	(138)	14	110
Changes in operating assets and liabilities:
Accounts receivable, net	522	300	1,696
Other receivables	154	(310)	683
Inventories	(36)	409	804
Prepaid expenses and other current assets	(12)	(25)	320
Accounts payable and accrued expenses	(856)	(2,396)	(1,096)
Income taxes payable	(50)	(62)	(74)

Net cash provided by (used in) operating activities	1,256	(1,717)	5,239

CASH FLOWS FROM INVESTING ACTIVITIES:
Short term deposits	1,719	1,666	(2,541)
Capital expenditures	(899)	(448)	(4,451)
Purchases of marketable securities	(537)	(676)	(302)
Other assets	69	80	(263)
Proceeds from disposal of marketable securities	665	556	302
Proceeds from sale of property and equipment	—	63	53

Net cash provided by (used in) investing activities	1,017	1,241	(7,202)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments and borrowings on lines of credit	(932)	1,205	(241)
Principal payments of debt and capitalized leases	(1,284)	(1,181)	(892)
Proceeds from long-term debt	535	72	2,293
Dividends paid to minority interest	(70)	(4)	(162)
Issuance of common stock, net	—	—	356

Net cash (used in) provided by financing activities	(1,751)	92	1,354

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(34)	242	(198)
NET INCREASE/(DECREASE) IN CASH	488	(142)	(807)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,007	1,149	1,956

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,495	$1,007	$1,149

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$182	$200	$184
Income taxes	$102	$95	$134
NON-CASH INVESTING AND FINANCING ACTIVITIES
-Acquisition of property, plant and equipment under capital finance lease	$363	$276	$541

     See notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2003, 2002 AND 2001 (IN THOUSANDS, EXCEPT PER SHARE AND
SHARE AMOUNTS)

1. ORGANIZATION AND BASIS OF PRESENTATION

Trio-Tech International (“the Company” or “TTI” thereafter) was incorporated in fiscal 1958 under the laws of the State of California. TTI provides third-party semiconductor testing and burn-in services primarily through its laboratories in Southeast Asia. In addition, TTI operates test facilities in the United States and Europe. The Company also designs, develops, manufactures and markets a broad range of equipment and systems used in the manufacture and testing of semiconductor devices and electronic components. TTI conducts business in three business segments: Testing Services, Manufacturing and Distribution. TTI has subsidiaries in the U.S., Singapore, Malaysia, Thailand, and Ireland as follows:

		Ownership	Location

Express Test Corporation		100%	Van Nuys, California

Trio-Tech Reliability Services		100%	Van Nuys, California

KTS Incorporated, dba Universal Systems		100%	San Jose, California

European Electronic Test Centre		100%	Dublin, Ireland

Trio-Tech International Pte. Ltd.		100%	Singapore

Trio-Tech Test Services Pte. Ltd.		100%	Singapore

Trio-Tech Thailand		100%	Bangkok, Thailand

Trio-Tech Bangkok		100%	Bangkok, Thailand

Trio-Tech Malaysia		55%	Penang, Malaysia

Trio-Tech Kuala Lumpur —	100% owned by Trio-Tech Malaysia	55%	Selangor, Malaysia

Prestal Enterprise Sdn. Bhd		76%	Selangor, Malaysia

Trio-Tech (Suzhou) Co. Ltd.		100%	Suzhou, China

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation — The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. The consolidated financial statements are presented in U.S. dollars.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the more significant estimates included in these financial statements are the estimated accounts receivable allowance for doubtful accounts, reserve for obsolete inventory, and the deferred income tax asset allowance. Actual results could materially differ from those estimates.

Accounting Period — The Company’s fiscal reporting period coincides with the 52-53 week period ending on the last Friday in June. Fiscal 2003, 2002 and 2001 are a 52, 52 and 53-week reporting period, respectively. For simplicity purposes the Company refers to its fiscal year end as June 30.

Revenue Recognition — The Company has three business segments: manufacturing, distribution, and testing services. Regarding manufacturing and distribution businesses, revenue is recognized when products are shipped and the title and risk and reward of ownership of the products shipped pass to the customer and possible return of products has been reasonably estimated. The criteria to meet this guideline are: 1) persuasive evidence of an arrangement exists, 2) delivery has occurred or services have been rendered, 3) the price to the buyer is fixed or determinable and 4) collectibility is reasonably assured. The Company estimates an allowance for sales returns based on historical experience with products returns. Regarding revenue from installation of the products shipped, in general practice the process of allocating the revenue between the product and installation is based on historical experience of the relative fair value of the elements. Revenues from services are recognized at the time of performance. Regarding testing services, revenue is recognized when the services are rendered.

Allowance for doubtful accounts — Allowances for doubtful accounts are recorded for estimated losses resulting from the inability of our customers to make required payments. The allowance is based on our historical experience and our analysis of the accounts receivable balance outstanding.

Warranty Costs — The Company provides for the estimated costs that may be incurred under its warranty program at the time the sale is recorded. The Company estimates the warranty costs based on the historical rates of warranty returns. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. See Note 7 for the change in the accrued warranty costs.

Short Term Deposits — Short Term deposits consist of bank balances and interest bearing deposits having maturity of 3 to 12 months. As of June 30, 2003, approximately $806 of cash deposits are held in the Company’s 55% owned Malaysian subsidiary. $535 of this cash is denominated in the currency of Malaysia. Out of the $535, $168 is currently available for movement to overseas, as authorized by the Central Bank of Malaysia. There are additional amounts available as dividends (after making deductions for income tax) pursuant to Malaysian regulations in force from July 1, 2000.

Approximately $3,090 of cash deposits as of June 30, 2002 were held in the Company’s 55% owned Malaysian subsidiary. Of such amounts, $488 was denominated in the currency of Malaysia. On September 2, 1998, the government of Malaysia announced its intention to limit the movement of certain cash balances denominated in Malaysian currency. During fiscal 2001, limits on the movement of cash balances were removed. $1,442 was available for movement, as the Central Bank of Malaysia had authorized $1,800 for movement and the Company previously utilized $358 of this authorization. In addition, approximately $3,161 is available as dividend (after making deductions for income tax) pursuant to Malaysian regulations in force from July 1, 2000. There was an additional amount of $2,083 that is used as collateral for the Singapore credit facility.

Investments in Marketable Securities - Investments in marketable securities are accounted for under the Statement of Financial Accounting Standards (SFAS) No. 115. Marketable equity securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of shareholders’ equity. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in investment income. Management has determined that all securities in the investment portfolio are classified appropriately as available-for-sale. During the fiscal years ended June 30, 2003, 2002, and 2001 the Company recognized comprehensive income (net of tax) of $21, $24 and $0, respectively, based on its proportionate interest in the subsidiary where the marketable securities are recorded.

Inventories - Inventories consist principally of raw materials, work in progress, and finished goods and are stated at the lower of cost, using the first-in, first-out (FIFO) method, or market value.

Property, Plant and Equipment — Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is provided for over the estimated useful lives of the assets, using the straight-line method. Amortization of leasehold improvements is provided for over the term of the leases or the estimated useful lives of the assets, whichever is the shorter, using the straight-line method. Capital grants from the Industrial Development Authority in Ireland are accounted for when claimed by reducing the cost of the related assets. The grants are amortized over the depreciable lives of those assets. The Company reviews the carrying value of its fixed assets for possible impairment annually and whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Impairment losses are charged to operations when recognized. During fiscal 2002 and 2003, the Company recorded an impairment loss against the carrying value of fixed assets in the amount of $1,117 and $358 respectively.

Maintenance, repairs and minor renewals are charged directly to expense as incurred. Additions and betterments to property and equipment are capitalized. When assets are disposed of, the related cost and accumulated depreciation thereon are removed from the accounts and any resulting gain or loss is included in statement of operations.

Intangible Assets - In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination.

Goodwill represented the excess of the purchase price over the fair value of net-assets acquired and prior to Fiscal 2002, was amortized on a straight-line basis over the expected period to be benefited and ranged from 20 to 25 years. Patents and certifications are expenses that are amortized over the expected period to be benefited and range between 7 years (for certifications) and 18 years (for patents).

In accordance with SFAS No. 142, as of July 1, 2001 we discontinued the amortization of goodwill.

SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill and intangible assets with indefinite lives be separately disclosed from other intangible assets in the statement of operations, and no longer be amortized but tested for impairment on an annual basis. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization, net of related income tax effect, is as follows:

	June 30,	June 30,	June 30,
	2003	2002	2001

Reported net (loss) income	$(81)	$(3,547)	$1,163
Add: Goodwill amortization, net of tax	—	—	37

Adjusted net (loss) income	(81)	(3,547)	1,200

Basic (loss) earnings per share on reported net income	(0.03)	(1.21)	0.40
Goodwill amortization, net of tax	—	—	0.01

Adjusted net (loss) income per share	(0.03)	(1.21)	0.41

Diluted earnings (loss) per share on reported net income	(0.03)	(1.21)	0.39
Goodwill amortization, net of tax	—	—	0.01

Adjusted net (loss) income per share	$(0.03)	$(1.21)	$0.40

In fiscal 2002 the Company assessed that the remaining goodwill of $393 and patents and certifications of $121 could not be recovered from undiscounted future net cash flows of the acquired assets, and as a result, the Company recorded an impairment charge of $514 on intangible assets.

Impairment of Long-Lived Assets — Effective July 1, 2002, the Company applies the provisions of Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) to property, plant and equipment, and intangible assets such as patents. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value will be recognized for the amount by which the carrying value exceeds the fair value.

In the fiscal year ended June 30, 2002, the Company recorded an impairment loss of approximately $1,631 based on its examination of future undiscounted cash flows, which are generated by the subsidiaries where certain long-lived assets (goodwill, patent, and certain fixed assets) were used.

The impairment of $1,631 consisted of (1) $393 in goodwill, related to the Company’s acquisition of manufacturing product lines in the United States; (2) $121 in patents and certifications which were used in its manufacturing segment (within the United States); and (3) $1,117 of fixed assets, consisting of machinery and equipment, furniture and fixtures, leasehold improvements, and demonstration (54% pertaining to Southeast Asia and 46% pertaining to the United States). The Testing Segment has incurred an impairment charge of $603, of which $534 of impairment was a write down because of obsolescence due to a new generation of burn-in technology known as SBI. Impairment of $514 was recorded primarily as a result of the decline in the technology industry in the United States.

In the fiscal year ended June 30, 2003, the Company recorded an impairment loss of approximately $358 based on its examination of future undiscounted cash flows, which are generated by the subsidiaries where certain long-lived assets (certain equipment and machinery) were used. This impairment mainly arose from the testing segment in Southeast Asia due to obsolescence and a scale down of operation.

Comprehensive Income (loss) - The Company adopted Statement of Financial Accounting Standard No. 130, “Reporting Comprehensive Income,” (“SFAS No. 130”) issued by the FASB. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of general-purpose financial statements. The Company has chosen to report comprehensive income (loss) in the statements of operations and comprehensive income (loss). Comprehensive income (loss) is comprised of net income (loss) and all changes to shareholders’ equity except those due to investments by owners and distributions to owners.

Foreign Currency Translation and Transactions — Transaction gains and losses result from a change in exchange rates between the functional currency and the currency in which a foreign currency transaction is denominated. They represent an increase or decrease in (a) the actual functional current cash flows realized upon settlement of foreign currency transactions and (b) the expected functional currency cash flows on unsettled foreign currency transactions. All transaction gains and losses are included in other income or expense.

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

Income Taxes — The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards No 109, “Accounting for Income Taxes” (“SFAS No. 109”). SFAS No. 109 requires an entity to recognize deferred tax liabilities and assets. Deferred taxes assets and liabilities are recognized for the future tax consequence attributable to the difference between the tax bases of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in future years. Further, the effects of enacted tax laws or rate changes are included as part of deferred tax expenses or benefits in the period that covers the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized.

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

Retained earnings — It is the intention of the Company to reinvest earnings of its foreign subsidiaries in the operations of those subsidiaries. Accordingly, no provision has been made for U.S. income and foreign withholding taxes that would result if such earnings were repatriated. These taxes are undeterminable at this time. The amount of earnings retained in subsidiaries was $6,918 at June 30, 2003.

Research and Development Costs — The Company incurred research and development costs of $121 in fiscal 2003, $331 in fiscal 2002 and $216 in fiscal 2001 that were charged to operating expenses as incurred.

Stock Based Compensation — Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), establishes a fair value method of accounting for stock-based compensation plans and for transactions in which a company acquires goods or services from employees and non-employees in exchange for equity instruments. SFAS No. 123 also gives the option, with respect to employees only, to account for stock-based compensation, utilizing the intrinsic method, in accordance with Accounting Principles Board Opinion No. 25 (APB No. 25), “Accounting for Stock issued to Employees”. The Company adopts APB No. 25 and FIN 44 for measurement and recognition of employee stock-based compensation.

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

	June 30,	June 30,	June 30,
	2003	2002	2001

Net (loss) income: as reported	$(81)	$(3,547)	$1,163
Add: stock based employee compensation included in reported income	$14	$24	—
Deduct: total stock based employee compensation expense determined under fair value method for all awards	(18)	(186)	(341)

Pro forma net income (loss)	$(85)	$(3,709)	$822

Income (loss) per share — basic
As reported	$(0.03)	$(1.21)	$0.40
Pro forma	$(0.03)	$(1.27)	$0.29
Income (loss) per share — diluted
As reported	$(0.03)	$(1.21)	$0.39
Pro forma	$(0.03)	$(1.27)	$0.27

As required by SFAS 123, the Company provides the following disclosure of estimated values for these awards. The weighted-average grant-date fair value of options granted during fiscal 2003, 2002, and 2001 was $2.25, $0.94, and $5.40 per share and aggregate $18, $186, and $341 for total options granted by using the Black-Scholes option pricing model with the assumptions listed below:

	Year Ended

	June 30, 2003	June 30, 2002	June 30, 2001

Volatility	37.2%	45.9%	56.7%
Risk free interest rate	2.27-2.93%	2.37-3.16%	4.50-4.97%
Expected life (years)	2.00	2.17	2.54

Earnings per Share — The Company adopted SFAS No. 128, Earnings per Share (“EPS”). Basic Earnings Per Share is computed by dividing net income available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during a period. In computing diluted EPS, the average price for the period is used in determining the number of shares assumed to be purchased from exercise of stock options and warrants.

Stock options to purchase 349,500 shares at prices ranging from $2.25 to $6.69 per share were outstanding during fiscal 2003 and were excluded in the computation of diluted EPS because their effect would have been antidilutive.

Stock options and warrants to purchase 656,165 shares at prices ranging from $2.72 to $8.00 per share were outstanding during fiscal 2002 and were excluded in the computation of diluted EPS because their effect would have been antidilutive. Stock options and warrants to purchase 642,165 shares at a price ranging from $3.67 to $8.00 per share were outstanding during fiscal 2001 and were excluded in the computation of diluted EPS because their effect would have been antidilutive.

The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted EPS for the periods presented herein:

	June 30,	June 30,	June 30,
	2003	2002	2001

Net (loss) income used to compute basic and diluted earnings (loss) per share	$(81)	$(3,547)	$1,163

Weighted average number of common shares outstanding — basic	2,928	2,928	2,884
Dilutive effect of stock options and warrants	—	—	122

Number of shares used to compute earnings per share — diluted	2,928	2,928	3,006

Fair Values of Financial Instruments - The carrying value of trade accounts receivable and accounts payable approximate their fair value due to their short-term maturities. The carrying values of the Company’s lines of credit and long-term debt are considered to approximate their fair value because the interest rates are based on the interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities.

Concentration of credit risk - Financial instruments that subject the Company to credit risk consists primarily of accounts receivable. Concentration of credit risk with respect to accounts receivable is generally diversified due to the number of entities composing the Company’s customer base and their geographic dispersion. The Company performs ongoing credit evaluations of its customers for potential credit losses. The Company generally does not require collateral. The Company believes that its credit policies do not result in significant adverse risk and historically it has not experienced significant credit related losses.

The following table represents the changes in the allowance for doubtful accounts:

	Year Ended

	June 30,	June 30,	June 30,
	2003	2002	2001

Beginning	$174	$174	$221
Additons charged to cost and expenses	—	66	60
Recovered	(17)	(25)	(85)
Actual write-offs	—	(41)	(22)

Ending	$157	$174	$174

Adoption of SFAS No. 141 and No. 142 - Effective July 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets”. During the fiscal year ended June 30, 2002, the Company wrote off all of the outstanding balance of approximately $393 of goodwill. During the fiscal years ended June 30, 2003 and 2002, no goodwill amortization was recorded.

Adoption of SFAS No. 143 — Effective July 1, 2002 the Company adopted Statement of Financial Accounting Standards, No. 143, “Accounting for Asset Retirement Obligations,” (“SFAS No. 143”). SFAS No. 143 requires that any legal obligation related to the retirement of long-lived assets be quantified and recorded as a liability with the associated asset retirement cost capitalized on the balance sheet in the period it is incurred when a reasonable estimate of the fair value of the liability can be made. The adoption of this statement did not have material impact on the Company’s financial statements.

Adoption of SFAS No. 146 — In June 2002, the Financial Accounting Standard Board (FASB) issued Statement of Financial Acoounitng Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146), which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a companys commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. The provisions of SFAS 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Adoption by the Company did not have any immediate effect on its consolidated financial statements.

Adoption of FIN 45 — In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which disclosures are effective for financial statements issued after December 15, 2002. The Company adopted the disclosure requirements of FIN 45. The adoption of the measurement requirements of FIN 45 did not have a material impact on the Company’s financial position or results of operations.

Adoption of EITF 00-21 — In November 2002, FASB Emerging Issues Task Force (“EITF”) reached a consensus on Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 governs how to separate and allocate revenue to goods or services or both that are to be delivered in a bundled sales arrangement. EITF 00-21 applies to revenue arrangements entered into after June 30, 2003 and allows for either prospective application or cumulative adjustment upon adoption. The Company applies the guidance of EITF 00-21 on a prospective basis and the adoption of EITF 00-21 did not have a material impact on its results of operations and financial condition.

Recently Issued Accounting Pronouncements — In May 2003, FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity, and requires that those instruments be classified as liabilities in the balance sheets. Previously, many of those financial instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company expects that the adoption of SFAS No. 150 will not have a material impact on its results of operations and financial condition.

In January 2003, FASB issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to those entities defined as “Variable Interest Entities” (more commonly referred to as special purpose entities) in which equity investors do not have the characteristics of a “controlling financial interest” or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to all Variable Interest Entities created after January 31, 2003 and by the beginning of the first interim or annual reporting period commencing after June 15, 2003 for Variable Interest Entities created prior to February 1, 2003. The Company expects that the adoption of FIN 46 will not have a material impact on its results of operations and financial condition.

Reclassification — Certain reclassifications have been made to the previous year’s financial statements to conform to current year presentation, with no effect on previously reported net income.

3. INVENTORIES

     Inventories consist of the following:

	June 30,	June 30,
	2003	2002

Raw materials	$873	$938
Work in progress	166	287
Finished goods	745	505
Provision for obsolete inventory	(735)	(716)

	$1,049	$1,014

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	Useful	June 30,	June 30,
	Life in years	2003	2002

Building and improvements	3-20	$843	$847
Leasehold improvements	3-27	1,895	1,677
Machinery and equipment	3-7	3,461	4,872
Furniture and fixtures	3-5	350	367
Equipment under capital leases	3-5	1,896	1,807

		8,445	9,570
Less:
Accumulated depreciation and amortization		2,453	3,402
Accumulated depreciation on equipment under capital leases		782	575

		$5,210	$5,593

Depreciation and amortization expense during fiscal year ended June 30, 2003, 2002 and 2001 was $1,271, $1,705 and $1,632, respectively.

5. LINES OF CREDIT

	June 30,	June 30,
	2003	2002

Revolving line of credit denominated by Singapore dollars payable to a commercial bank for working capital purposes, to borrow up to $2,561 with an interest rate at the bank’s prime rate (5.75% at June 30, 2003) plus 1.25%. The line of credit expired in June 2003 and was renewed in July 2003 and is collateralized by a registered charge over fixed deposits, corporate guarantee and registered fixed charge over power sub-station	$—	$141
Revolving line of credit denominated by Singapore dollars payable to a commercial bank for working capital purposes, to borrow up to $4,554 with an interest rate at the bank’s prime rate (5.00% at June 30, 2003) plus 1.13%. There is no renewal of line of credit which has expired in July 2003. This line of credit was previously collateralized by Trio-Tech International Pte. Ltd. accounts receivable	—	711
Revolving line of credit denominated by US dollars, payable to a commercial bank for working capital purposes, to borrow up to $300 with an interest rate at bank’s prime rate (4.00% at June 30, 2003) plus 1.75%. The line will expire in September 2003, and is collateralized by Trio-Tech International accounts receivable and inventories	300	375

Lines of credit	$300	$1,227

The lines of credit have various financial covenants. The Company was in compliance with all such debt covenants at June 30, 2003.

6. ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30,	June 30,
	2003	2002

Payroll and related	$967	$948
Commissions	46	205
Customer Deposits	24	41
Legal and audit	109	235
Sales tax	288	311
Utilities	134	95
Warranty accrual	165	305
Provision for sales volume rebate	164	—
Provision for building sinking fund	17	18
Accrual for construction work performed	28	—
Rental provisions	25	8
Other accrued expenses	129	149

Total	$2,096	$2,315

7. WARRANTY ACCRUAL

	June 30,	June 30,
	2003	2002

Beginning	$305	$262
Additions charged to cost and expenses	1	43
Recovered	(126)	(4)
Actual write-offs	(15)	4

Ending	$165	$305

8. NOTES PAYABLE

Notes payable consist of the following:

	June 30,	June 30,
	2003	2002

Note payable denominated by Singapore dollars to a commercial bank for purchasing certain equipment, maturing in September 2003, bearing interest at 6.5% per annum, payable in monthly installments (including interest) of $46 through September 2003, collateralized by the relevant equipment	$210	732
Note payable denominated by Singapore dollars to a commercial bank for purchasing certain equipment, maturing in February 2005, bearing interest at the bank’s prime rate (5.75% at June 30, 2003 2002) plus 1.5% per annum, payable in monthly installments (including interest) of $17 through February 2005, collateralized by the relevant equipment, a fixed deposit and a corporate guarantee	330	516
Note payable denominated by Singapore dollars to a commercial bank for purchasing certain equipment, maturing in October 2005, bearing interest at fixed rate (5.50% at June 30, 2003) per annum, payable in monthly installments (including interest) of $16 through October 2005, collateralized by majority of the accounts receivable	413	—
Mortgage note payable denominated in Irish Pounds to the Industrial Credit Corporation for purchasing a building, maturing in July 2007, bearing interest at the bank’s DIBOR rate (2.73% at June 30, 2003) plus 3.5% per annum, payable in monthly installments (including interest) of $2 through July 2007, collateralized by the relevant building	107	99
Mortgage note payable denominated by Irish Pounds to the Industrial Credit Corporation for purchasing a building, maturing in May 2008, bearing interest at the bank’s DIBOR rate (2.54% at June 30, 2003) plus 3% per annum, payable in monthly installments (including interest) of $1 through May 2008, collateralized by the relevant building	64	79

	1,124	1,426
Current portion	(632)	(785)

Notes payable	$492	$641

Maturities of notes payable as of June 30, 2003 are as follows:

Year
Ending
June 30,

2004	$632
2005	373
2006	65
2007	40
2008	14
Thereafter	—

$1,124

9. INCOME TAXES

The Company generates taxable income and loss in the U.S., Singapore, Thailand, Malaysia, and Ireland, respectively, and files income tax returns in these countries. The summarized income or loss before income taxes in the U.S. and foreign countries for the fiscal years ended June 30, 2003, 2002 and 2001 are as follows:

	June 30,	June 30,	June 30,
	2003	2002	2001

Domestic	$(231)	$(3,611)	$(154)
Foreign	106	131	1,782

	$(125)	$(3,480)	$1,628

On a consolidated basis, the Company’s net income tax provision (benefits) are as follows:

	June 30,	June 30,	June 30,
	2003	2002	2001

Current:
Federal	$—	$—	$1
State	4	3	—
Foreign	48	30	425

	52	33	426

Deferred:
Foreign	42	20	(71)

	$94	$53	$355

The reconciliation between the U.S. federal statutory tax rate and the effective income tax rate is as follows:

	June 30,	June 30,	June 30,
	2003	2002	2001

Statutory federal tax rate	(34)%	(34)%	34%
State taxes, net of federal benefit	(6)	(6)	6
Impact of foreign tax rates	28	13	(8)
Other	4	2	4
Changes in valuation allowance	83	27	(14)

Effective rate	75%	2%	22%

The Company has net operating loss carry forwards of approximately $4.7 million for federal income tax purposes (which will expire through fiscal 2022) and $0.2 million for state income tax purposes (which will expire through fiscal 2006) at June 30, 2003. Management of the Company is uncertain whether it is more likely than not these future benefits will be realized. Accordingly, a full valuation allowance has been established.

The components of deferred income tax assets (liabilities) are as follows:

	June 30,	June 30,
	2003	2002

Deferred tax assets:
Net operating loss carry forward	$1,632	$1,375
Fixed asset impairment	—	206
Inventory valuation	254	239
Depreciation	51	14
Provision for bad debts	5	5
Accrued vacation	17	15
Accrued expenses	44	46
Other	1	—

Total deferred tax assets	2,004	1,900
Deferred tax liabilities:
Depreciation	584	432
Other	127	237

Total deferred income tax liabilities	711	669

Subtotal	1,293	1,231
Valuation allowance	(2,004)	(1,900)

Net deferred tax liability	$(711)	$(669)

The valuation allowance increased (decreased) by $104, $935 and ($234) in fiscal 2003, 2002 and 2001 respectively.

10. COMMITMENTS AND CONTINGENCIES

The Company leases certain of its facilities and equipment under long-term agreements expiring at various dates through fiscal 2008. Certain of these leases require the Company to pay real estate taxes and insurance and provide for escalation of lease costs based on certain indices. Future minimum payments under capital leases and non-cancelable operating leases as of June 30, 2003 are as follows:

	Capital	Operating
Year ending June 30,	Leases	Leases

2004	$345	$625
2005	224	487
2006	108	176
2007	38	—

2008	7	—

Thereafter	—	—

Total future minimum lease payments	722	$1,288

Amount representing interest	(76)

Present value of net minimum lease payments	646
Current portion of capitalized lease obligations	(302)

Long-term obligations under capital leases	$344

Total rental expense on all operating leases, both cancelable and non-cancelable, amounted to $733 in fiscal 2003, $705 in fiscal 2002 and $765 in fiscal 2001.

The Company is, from time to time, the subject of litigation claims and assessments arising out of matters occurring in its normal business operations. In the opinion of management, resolution of these matters will not have a material adverse effect on the Company’s financial statements.

11. TRANSACTIONS IN SHAREHOLDERS’ EQUITY

Fiscal 2003

No options were exercised in fiscal 2003.

Based on variable accounting method, the Company determined that no additional stock compensation expense was recognized in fiscal 2003 for the repricing transactions related to 45,000 options, which occurred in fiscal 2000.

Fiscal 2002

On October 16, 2001, the Board of Directors granted options under the 1998 Plan, as defined in note 12 below, covering 116,000 shares of common stock to 55 employees with an exercise price equal to the market price at the grant date. These options have a five-year contractual life and vested 25% on the grant date and then 25% on each anniversary date. According to APB No. 25, no stock compensation was recognized for these 116,000 options. In addition, the Board of Directors extended the life of 27,000 existing options for one year. On the measurement date, there was no intrinsic value on these options; therefore, no stock compensation was recognized for this transaction during fiscal 2002.

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

12. STOCK OPTIONS AND WARRANTS

Fiscal 2003

On July 1, 2002, the Board of Directors granted to all directors options covering 35,000 shares of Common Stock with an exercise price of $2.25 per share, $0.40 lower than the market price of $2.65 at the grant date. These options have a five-year contractual life and vested immediately. Consequently, the Company recognized $14 of stock compensation expense in June 30, 2003.

Fiscal 2002

On October 16, 2001, the Board of Directors granted 50,000 options to all directors with an exercise price of $2.72 per share, $0.48 lower than the market price of $3.20 at the grant date. These options have a five-year contractual life and vested immediately. Consequently, the Company recognized $24 of stock compensation expense in fiscal 2002.

On December 8, 1997, the Company’s shareholders approved the Company’s 1998 Stock Option Plan (the “1998 Plan”) under which employees, officers, directors and consultants receive options to purchase the Company’s common stock at a price that is not less than 100 percent of the fair market value at the date of grant. Options under the 1998 Plan have a five-year contractual life and vest at the rate of 25% at the grant date and 25% at each anniversary after the granting date. There are 300,000 shares authorized for grant under the 1998 Plan, and options to acquire 182,500 shares were outstanding as of June 30, 2003.

On December 8, 1997, the Company’s shareholders approved the Directors Stock Option Plan (the “Directors Plan” under which duly elected non-employee Directors and the President (if he or she is a director of the Company) of the Company (currently four individuals) receive options to purchase the Company’s common stock at a price of 100% of the fair market value of the underlying shares on the date of grant. Each option granted under Plan shall have a five-year contractual life and be exercisable immediately commencing as of the date of grant. There are 300,000 shares authorized for grant under the Directors Plan and options to acquire 167,000 shares were outstanding as of June 30, 2003.

The following tables summarize the stock option and warrant activities for the three years ended June 30, 2001, 2002, 2003:

			Number	Weighted
	Number	Weighted	of	Average
	of	Average	Options	Exercise
Outstanding Options	Options	Price	Exercisable	Price

Beginning outstanding options at June 30, 2000	383,188	$4.82
Granted	86,000	4.50
Exercised	(47,688)	2.99
Expired	(13,500)	5.97

Total outstanding options at June 30, 2001	408,000	4.92	334,000	$4.66

Granted	166,000	3.05
Exercised	—
Expired	(99,500)	4.93

Total outstanding options at June 30, 2002	474,500	4.27	347,750	4.36

Granted	35,000	2.25
Exercised
Expired	(160,000)	4.49

Total outstanding options at June 30, 2003	349,500	$3.96	296,000	$4.05

Year Ended June 30, 2003

Options Outstanding				Options Exercisable

	Weighted Average
Grant	Number	Remaining	Weighted Average	Number
Price Range	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$2.25 - $3.69	229,500	2.78	$3.11	182,250	$3.09
$3.70 - $4.69	12,000	0.03	$4.34	12,000	$4.34
$4.70 - $5.69	57,000	2.11	$5.48	50,750	$5.46
$5.70 - $6.69	51,000	1.75	$6.00	51,000	$6.00

	349,500	2.23	$3.96	296,000	$4.05

13. CONCENTRATION OF CUSTOMERS

The Company had two major customers that accounted for the following accounts receivable and sales during the periods ended:

Years ended June 30,	2003	2002	2001

Sales
- Customer A	17%	24%	15%
- Customer B	32%	31%	25%
Accounts Receivable
- Customer A	10%	24%	16%
- Customer B	28%	24%	25%

14. UNUSED FINANCING FACILITIES

The Company has various credit facilities available to it. The following table summarizes the credit facilities available to the Company and the unutilized portion of the facilities at June 30, 2003:

Entity with Facility	Type of	Interest	Credit	Unused

Trio-Tech Malaysia	Line of Credit	7.00%	$91	$91
Trio-Tech Bangkok	Line of Credit	6.50%	47	47
Trio-Tech Singapore	Line of Credit	7.00%	2,561	2,561
Trio-Tech Singapore	Line of Credit	6.13%	4,554	4,554
Trio-Tech International	Line of Credit	5.75%	300	—

			$7,553	$7,253

15. OTHER INCOME

Other income consists of the following:

	June 30,	June 30,	June 30,
	2003	2002	2001

Interest income	$83	$182	$222
Rental income	89	90	131
Royalty income	20	25	—
Dividend income	25	20	54
Exchange gain(loss)	9	(107)	13
Sales of other products	52	77	—
Gain (loss) on disposal on marketable securities	49	(1)	24
Other miscellaneous income	20	20	0

Total	$347	$306	$444

16. BUSINESS SEGMENTS

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

All inter-segment sales are sales from the manufacturing segment to the testing and distribution segment. Total inter-segment sales were $41 in fiscal 2003, $38 in fiscal 2002, and $370 in fiscal 2001. Corporate assets mainly consist of cash and prepaid expenses. Corporate expenses mainly consist of salaries, insurance, professional expenses and directors’ fees.

Business Segment Information:

	Year		Operating		Depr.
	Ended	Net	Income		and	Capital
	Jun. 30,	Sales	(loss)	Assets	Amort.	Expenditures

Manufacturing	FY 2003	$4,674	$(802)	$2,494	$88	$5
	FY 2002	5,022	(4,013)	2,939	410	217
	FY 2001	18,468	(231)	6,898	488	163
Testing Services	FY 2003	9,505	803	13,431	1,068	1,212
	FY 2002	8,942	680	15,646	1,187	474
	FY 2001	11,112	742	16,563	1,051	4,347
Distribution	FY 2003	7,067	(212)	415	109	45
	FY 2002	5,653	(69)	399	104	18
	FY 2001	6,553	441	350	92	478
Corporate and	FY 2003	—	(76)	371	6	—
unallocated	FY 2002	—	(177)	91	4	15
	FY 2001	—	431	339	1	4
Total Company	FY 2003	$21,246	$(287)	$16,711	$1,271	$1,262
	FY 2002	$19,617	$(3,579)	$19,075	$1,705	$724
	FY 2001	$36,133	$1,383	$24,150	$1,632	$4,992

Geographic Area Information:

					Elimin-
	Year				ations
	Ended	United		Southeast	and	Total
	Jun. 30,	States	Europe	Asia	Other	Company

Net sales to	FY 2003	$9,038	943	11,306	(41)	$21,246
customers	FY 2002	$8,083	1,479	10,093	(38)	$19,617
	FY 2001	$11,253	6,761	18,489	(370)	$36,133
Operating	FY 2003	$(167)	(140)	96	(76)	$(287)
Income (loss)	FY 2002	$(3,050)	(480)	128	(178)	$(3,579)
	FY 2001	$5	(120)	1,067	431	$1,383
Property, plant	FY 2003	$104	446	4,700	(40)	$5,210
and equipment -	FY 2002	$160	463	5,010	(40)	$5,593
net	FY 2001	$996	259	3,242	—	$4,497

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

The Company’s summarized quarterly financial data are as follows:

Year ended June 30, 2002	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,

Revenues	$5,136	$4,812	$4,657	$5,012
Expenses	5,509	5,616	4,973	6,999 (a)

Loss before income taxes and minority interest	(373)	(804)	(316)	(1,987)
Income taxes	(42)	(26)	—	15

Loss before minority interest	(415)	(830)	(316)	(1,972)
Minority interest	15	38	4	(71)

Net Loss	$(400)	$(792)	$(312)	$(2,043)

Net loss per share:
Basic	$(0.14)	$(0.27)	$(0.11)	$(0.70)
Fully diluted	$(0.14)	$(0.27)	$(0.11)	$(0.70)

Year ended June 30, 2003	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,

Revenues	$5,915	$5,051	$5,561	$4,719
Expenses	5,789 (b)	4,996	5,545 (c)	5,041 (d)

Income (loss) before income taxes and minority interest	126	55	16	(322)
Income taxes	(68)	18	(21)	(23)

Income (loss) before minority interest	58	73	(5)	(345)
Minority interest	(2)	18	33	89

Net Income (loss)	$56	$91	$28	$(256)

Net income (loss) per share:
Basic	$0.02	$0.03	$0.01	$(0.09)
Fully diluted	$0.02	$0.03	$0.01	$(0.09)

(a)	This includes an impairment of $1,631 consisting of (1) $393 on goodwill (2) $121 on intangibles, and (3) $1,117 on fixed assets (43% pertaining to the Southeast Asia testing segment, and 46% pertaining to the United States Manufacturing Segment). In addition, there is an inventory write off of $511, mainly attributed to the United States Manufacturing Segment.

(b)	The expenses include a loss on disposal of property, plant and machinery of $112 derived from Singapore.

(c)	Cost of sales increased with the exceptionally high sales for the distribution of low margin front-end products of $1.6 million.

(d)	This includes an impairment of $358 consisting of machinery and equipment, furniture and fixtures, and leasehold improvements (pertaining to the Malaysia and Singapore Testing Segments).

18. SUBSEQUENT EVENTS

Subsequent to the year end, management made the decision to relocate one of the manufacturing operations in the United States to Singapore. This transition is anticipated to be completed in fiscal 2004.

The Company also incorporated a wholly owned subsidiary, Trio-Tech (Suzhou) Co. Ltd, in the People’s Republic of China, with a registered capital of approximately $70.