Form 10-Q
period 2003-09-30
TRIO TECH INTERNATIONAL
filed 2003-11-07
CIK 732026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

Number of shares of common stock outstanding as of November 3, 2003 is 2,927,542.

TRIO-TECH INTERNATIONAL
INDEX TO CONSOLIDATED FINANCIAL INFORMATION, OTHER INFORMATION AND SIGNATURE

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS EXCEPT SHARE AMOUNTS)

		Sep 30,	June 30,
	Note	2003	2003

		(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash		$927	$1,495
Short term deposits		4,591	4,308
Investments in marketable securities		3	485
Trade accounts receivable, less allowance for doubtful accounts of $161 at Sep. 30, 2003 and $157 at Jun. 30, 2003, respectively		3,108	3,643
Other receivables		376	373
Inventories, less provision for obsolete inventory of $732 at Sep. 30, 2003 and $735 at Jun. 30, 2003, respectively		1,056	1,049
Prepaid expenses and other current assets		222	140

Total current assets		10,283	11,493
PROPERTY, PLANT AND EQUIPMENT, Net		5,532	5,210
OTHER ASSETS, Net		8	8

TOTAL ASSETS		$15,823	$16,711

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Lines of credit		$145	$300
Accounts payable		1,032	1,080
Accrued expenses		2,150	2,096
Income taxes payable		67	56
Current portion of notes payable		312	632
Current portion of capitalized leases		265	302

Total current liabilities		3,971	4,466

NOTES PAYABLE, net of current portion		212	492
CAPITALIZED LEASES, net of current portion		345	344
DEFERRED INCOME TAXES		722	711

TOTAL LIABILITIES		5,250	6,013

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST		2,162	2,108
SHAREHOLDERS’ EQUITY:
Common stock; no par value, authorized, 15,000,000 shares; issued and outstanding 2,927,542 shares at Sep. 30, 2003 and Jun. 30, 2003, respectively		9,423	9,423
Additional paid-in capital		284	284
Accumulated deficit		(1,004)	(739)
Accumulated other comprehensive income-marketable securities		—	45
Accumulated other comprehensive loss-foreign currency		(292)	(423)

Total shareholders’ equity		8,411	8,590

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$15,823	$16,711

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended

	Sep. 30,	Sep. 30,
	2003	2002

NET SALES	$3,850	$5,915
COST OF SALES	2,925	4,171

GROSS PROFIT	925	1,744
OPERATING EXPENSES:
General and administrative	983	1,283
Selling	205	260
Research and development	32	27
Loss on disposal of property, plant and equipment	4	112

Total	1,224	1,682

(LOSS) INCOME FROM OPERATIONS	(299)	62
OTHER INCOME (EXPENSE)
Interest expense	(35)	(51)
Other income	138	115

Total	103	64

(LOSS) INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	(196)	126
INCOME TAXES	15	68

(LOSS) INCOME BEFORE MINORITY INTEREST	(211)	58
MINORITY INTEREST	(54)	(2)

NET (LOSS) INCOME ATTRIBUTABLE TO COMMON SHARES	(265)	56

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized (loss) gain on investment	(45)	11
Foreign currency translation adjustment	131	(114)

COMPREHENSIVE LOSS	$(179)	$(47)

(LOSS) EARNINGS PER SHARE:
Basic	$(0.09)	$0.02

Diluted	$(0.09)	$0.02

WEIGHTED AVERAGE NUMBER OF COMMON AND POTENTIAL COMMON SHARES OUTSTANDING
Basic	2,928	2,928
Diluted	2,928	2,928

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED, IN THOUSANDS)

	Three Months Ended

	Sep. 30,	Sep. 30,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(265)	$56
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	284	332
Bad debt expense (recovery), net	4	(23)
Inventory provision	—	(24)
Stock Compensation	—	14
Loss on sale of property and equipment	4	112
Gain on disposal of marketable securities	(114)	(49)
Deferred income taxes	11	—
Minority interest	54	2
Changes in operating assets and liabilities:
Accounts receivable, net	531	(426)
Other receivables	(3)	193
Inventories	(7)	218
Prepaid expenses and other current assets	(82)	(77)
Accounts payable and accrued expenses	6	571
Income taxes payable	11	19

Net cash provided by operating activities	434	918

CASH FLOWS FROM INVESTING ACTIVITIES:
Short term deposits	(283)	142
Capital expenditures	(475)	(975)
Purchase of marketable securities	(4)	(79)
Other assets	—	19
Proceeds from disposal of marketable securities	555	298
Proceeds from sale of property and equipment	38	—

Net cash used in investing activities	(169)	(595)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments and borrowings on lines of credit	(157)	(348)
Principal payments of debt and capitalized leases	(719)	(290)

Net cash used in financing activities	(876)	(638)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	43	(46)
NET DECREASE IN CASH	(568)	(361)
CASH, BEGINNING OF PERIOD	1,495	1,128

CASH, END OF PERIOD	$927	$767

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$34	$51
Income taxes	$4	$61
NON-CASH INVESTING AND FINANCING ACTIVITIES
-Acquisition of property, plant and equipment under capital finance lease	$70	$—

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

1.	ORGANIZATION AND BASIS OF PRESENTATION

Trio-Tech International (“the Company” or “TTI” thereafter) was incorporated in 1958 under the laws of the State of California. TTI provides third-party semiconductor testing and burn-in services primarily through its Laboratories in Southeast Asia; in addition, TTI operates test facilities in the United States and Europe. The Company also designs, develops, manufactures and markets a broad range of equipment and systems used in the manufacture and testing of semiconductor devices and electronic components. TTI conducts business in three industry segments: Testing Services, Manufacturing and Distribution. TTI has subsidiaries in the U.S., Singapore, Malaysia, Thailand, China and Ireland as follows:

	Ownership	Location

Express Test Corporation	100%	Van Nuys, California
Trio-Tech Reliability Services	100%	Van Nuys, California
KTS Incorporated, dba Universal Systems	100%	San Jose, California
European Electronic Test Centre	100%	Dublin, Ireland
Trio-Tech International Pte. Ltd.	100%	Singapore
Trio-Tech Test Services Pte. Ltd.	100%	Singapore
Trio-Tech Thailand	100%	Bangkok, Thailand
Trio-Tech Bangkok	100%	Bangkok, Thailand
Trio-Tech Malaysia	55%	Penang, Malaysia
Trio-Tech Kuala Lumpur – 100% owned by Trio-Tech Malaysia	55%	Selangor, Malaysia
Prestal Enterprise Sdn. Bhd.	76%	Selangor, Malaysia
Trio-Tech (Suzhou) Co. Ltd.	100%	Suzhou, China

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. All significant inter-company accounts and transactions have been eliminated in consolidation. The unaudited consolidated financial statements are presented in U.S. dollars. Accordingly, the accompanying financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report for the fiscal year ended June 30, 2003.

2.	INVENTORIES

Inventories consist of the following:

	Sep 30,
	2003	June 30,
	(unaudited)	2003

Raw materials	$1,100	$873
Work in progress	221	166
Finished goods	467	745
Less: provision for obsolete inventory	(732)	(735)

	$1,056	$1,049

3.	STOCK OPTIONS

In September 2002, the Board of Directors amended the Directors Stock Option Plan to require that the exercise price of options granted thereunder be equal to 100% of the fair market value of the Company’s Common Stock as of the date of grant.

The Company has adopted the intrinsic value method of accounting for employee stock options as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-based Compensation” (SFAS No. 123) and discloses the pro forma effect on net loss and loss per share as if the fair value based method had been applied. For equity instruments, including stock options, issued to non-employees, the fair value of the equity instruments or the fair value of the consideration received, whichever is more readily determinable, is used to determine the value of services or goods received and the corresponding charge to operations.

The following table illustrates the effect on net (loss) income and (loss) income per share as if the Company had applied the fair value recognition provision of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended

	Sept 30,	Sept 30,
	2003	2002
	(unaudited)	(unaudited)

Net (loss) income: as reported	$(265)	$56
Add: stock based employee compensation included in reported income	$—	$14
Deduct: total stock based employee compensation expense determined under fair value method for all awards	(50)	(31)

Pro forma net (loss) income	$(315)	$39

Income (loss) per share - basic
As reported	$(0.09)	$0.02
Pro forma	$(0.11)	$0.01
Income (loss) per share - diluted
As reported	$(0.09)	$0.02
Pro forma	$(0.11)	$0.01

As required by SFAS 123, the Company provides the following disclosure of estimated values for these awards. The weighted-average grant-date fair value of options granted during 2004 and 2003 was estimated to be $2.66 and $2.25 respectively.

The fair value of each option grant was estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for 2004 and 2003, respectively; risk free interest rates from 1.71% to 2.93% and 2.79%, expected lives of 2 years for 2004 and 2003; volatility of 44.67% and 46.67% and no assumed dividends.

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

Stock options to purchase 440,500 shares at prices ranging from $2.25 to $6.69 per share were outstanding during the three months ending September 30, 2003 and were excluded in the computation of diluted EPS because their effect would have been antidilutive.

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

The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted EPS for the years presented herein:

	Three Months Ended

	Sep 30	Sep 30.
	2003	2002
	(unaudited)	(unaudited)

Net (loss) income used to compute basic and diluted (loss) earnings per share	$(265)	$56

Weighted average number of common shares outstanding - basic	2,928	2,928
Dilutive effect of stock options	—	—

Number of shares used to compute earnings per share - diluted	2,928	2,928

5.	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are customer obligations due under normal trade terms. We sell our products and services to manufacturers in the semiconductor industry. We perform continuing credit evaluations of our customers’ financial condition and although we generally do not require collateral, letters of credit may be required from our customers in certain circumstances.

Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. We include any accounts receivable balances that are determined to be uncollectible in our allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to us, we believe our allowance for doubtful accounts as of September 30, 2003 is adequate. However, actual write-offs might exceed the recorded allowance.

	Sep 30,
	2003	June 30,
	(unaudited)	2003

Beginning	$157	$174
Additions charged to cost and expenses	6	—
Recovered	(2)	(17)
Actual write-offs	—	—

Ending	$161	$157

6.	WARRANTY ACCRUAL

	Sep 30,
	2003	June 30,
	(unaudited)	2003

Beginning	$165	$305
Additions charged to cost and expenses	—	1
Recovered	—	(126)
Actual write-offs	(7)	(15)

Ending	$158	$165

7.	BUSINESS SEGMENTS

The Company operates principally in three industry segments, the testing service industry (which performs structural and electronic tests of semiconductor devices), the designing and manufacturing of equipment (which equipment tests the structural integrity of integrated circuits and other products), and the distribution of various products from other manufacturers in Singapore and Southeast Asia. The following net sales were based on customer location rather than subsidiary location.

The allocation of the cost of equipment, the current year investment in new equipment and depreciation expense have been made on the basis of the primary purpose for which the equipment was acquired.

All inter-segment sales are sales from the Manufacturing Segment to the Testing and Distribution Segment. Total inter-segment sales were $25 and $13 for the three months ended September 30, 2003 and 2002 respectively. Corporate assets mainly consist of cash and prepaid expenses. Corporate expenses mainly consist of salaries, insurance, professional expenses and directors’ fees.

               Business Segment Information:

	Quarter		Operating		Depr.
	Ended	Net	Income		and	Capital
	Sep. 30,	Sales	(loss)	Assets	Amort.	Expenditures

Manufacturing	FY 2004	$906	$(281)	$2,508	$22	$55
	FY 2003	$1,745	$(130)	$3,159	$21	$2
Testing Services	FY 2004	$2,284	$82	$12,896	$232	$475
	FY 2003	$2,564	$287	$14,987	$281	$944
Distribution	FY 2004	$660	$(38)	$370	$28	$15
	FY 2003	$1,606	$(17)	$468	$29	$29
Corporate and	FY 2004	$—	$(62)	$49	$2	$—
unallocated	FY 2003	$—	$(78)	$355	$1	$—
Total Company	FY 2004	$3,850	$(299)	$15,823	$284	$545
	FY 2003	$5,915	$62	$18,969	$332	$975

							Elimin-
	Quarter						ations
	Ended	United					and	Total
	Sep. 30,	States	Europe	Singapore	Thailand	Malaysia	Other	Company

Net sales to	FY 2004	$1,108	340	1,822	549	55	(25)	$3,850
customers	FY 2003	$1,908	245	2,615	597	563	(13)	$5,915
Operating	FY 2004	$(129)	(27)	(61)	(18)	(2)	(62)	$(299)
Income (loss)	FY 2003	$21	(50)	117	27	25	(78)	$62
Property, plant	FY 2004	$90	425	3,757	961	339	(40)	$5,532
and equipment - net	FY 2003	$148	439	4,096	768	640	(40)	$6,051

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The discussions of Trio-Tech International’s (the “Company”) business and activities set forth in this Form 10-Q and in other past and future reports and announcements by the Company may contain forward-looking statements within meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and assumptions regarding future activities and results of operations of the Company. In light of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the following factors, among others, could cause actual results to differ materially from those reflected in any forward-looking statement made by or on behalf of the Company: market acceptance of Company products and services; changing business conditions or technologies and volatility in the semiconductor industry, which could affect demand for the Company’s products and services; the impact of competition; problems with technology; product development schedules; delivery schedules; changes in military or commercial testing specifications which could affect the market for the Company’s products and services; difficulties in profitably integrating acquired businesses, if any, into the Company; risks associated with conducting business internationally and especially in Southeast Asia, including currency fluctuations and devaluation, currency restrictions, local laws and restrictions, and possible social, political and economic instability; and other economic, financial and regulatory factors beyond the Company’s control. See the discussions elsewhere in this Form 10-Q for more information. In some cases, you can identify forward-looking statements by the use of terminology such as “may”, “will”, “expects”, “plans”, “anticipates”, “estimates”, “potential”, “believes”, “can impact”, “continue”, or the negative thereof or other comparable terminology.

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

During the three months ended September 30, 2003, total assets decreased by $888 from $16,711 at June 30, 2003 to $15,823 at September 30, 2003. The majority of the decrease was in cash, investments in marketable securities and trade accounts receivable but offset with the increase in short-term deposits, net property, plant & equipment and prepaid expenses. The increase in net property, plant and equipment was due to acquisition of equipment and extension of building in the Thailand subsidiary. On the other hand, prepaid expenses increased as a result of prepayments on insurance. The decrease in cash was a result of payments on lines of credit, notes payable, capital lease obligations and accounts payable. The decrease in trade accounts receivable was due to the lower sales achieved in the three months ended September 30, 2003.

The accounts receivable turnover index (defined as net sales divided by average ending accounts receivable less bad debt allowance, multiplied by 4) totaled 4.56 times at September 30, 2003, compared with 5.45 times at June 30, 2003 and 5.41 times at September 30, 2002. The accounts receivable at September 30, 2003 decreased by $535 or 14.7%, compared to accounts receivable at June 30, 2003. Net sales for the three months ended September 30, 2003 were $2,065 or 34.9% lower than net sales for the three months ended September 30, 2002. The significant decrease in sales was the primary factor in the deterioration in the accounts receivable turnover index.

The inventory turnover index (defined as cost of sales divided by average ending inventory, multiplied by 4) was 11.12 times at September 30, 2003, down from 15.75 times at June 30, 2003, and down from 18.19 times at September 30, 2002. Inventories increased marginally by $7 when compared with June 30, 2003 and increased by $236 when compared with September 30, 2002. The increase in inventories when compared with the same period last year was attributable to an increase in raw materials of $180 and $117 in finished goods purchased at the end of this quarter in anticipation of large orders expected in the next quarter. However, this was offset with the decrease in work-in-progress of $23.

The investments in marketable securities decreased by $482 from $485 at June 30, 2003 to $3 at September 30, 2003. The cash proceeds from the disposal of marketable securities were invested in a short term deposit. As a result, the short term deposits increased by $283 from $4,308 at June 30, 2003 to $4,591 at September 30, 2003.

During fiscal 2003, the additions to property, plant and equipment totaled $545, including fixed assets under capital lease arrangements.

Total liabilities at September 30, 2003 were $5,250, reflecting a decrease of $763 from $6,013 at June 30, 2003. The decrease was due mainly to payments on lines of credit, accounts payable, notes payable and capitalized lease obligations, but offset by an increase of $54 in accrued expenses. As of September 30, 2003, total liabilities were 62.4% of total capital, compared with 70% at June 30, 2003. The Company believes its strong credit rating provides ready and ample access to funds in the global capital market.

The following table sets forth our revenue components for the three months ended September 30, 2003 and 2002, respectively.

     Revenue Components (Unaudited)

	Quarter Ended

	Sep 30,	Sep 30,
	2003	2002

Net Sales:
Testing	59.33%	43.34%
Manufacturing	23.53	29.50
Distribution	17.14	27.16

Total	100.00%	100.00%

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

Our operating expenses can be classified into three general categories: selling expense, general and administrative expense, and research and development expense. Selling expenses include expenses such as sales commissions, payroll and payroll taxes for employees working in the selling department, advertising, utilities and other expenses directly related to selling activities. General and administrative expenses include management payroll, property taxes, rental expense, depreciation of fixed assets used by the management function, utilities, employee fringe benefits, office supplies, travel and entertainment, professional expense, outside services and other expenses related to management and administration processes. Research and development expenses include payroll and payroll tax, travel, and any other expenses that are directly related to research activities.

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

Inventory Valuation

We value our inventories at the lower of cost or market. We write down inventories for not saleable, excess, or obsolete raw materials, work-in-process and finished goods by charging such write-downs to cost of sales. In addition to write downs based on newly introduced parts, statistical and judgmental assessments are calculated for the remaining inventory based on salability and obsolescence.

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

In the Distribution Segment, the products distributed are front-end and back-end products that may require certain installation work. In general, the common practice is to recognize revenue upon shipment of the distributed product, provided that both title and risk of loss have passed to the customer, collection is reasonably assured and the customer has accepted the shipment in terms of any customer acceptance provisions. In those cases where installation is required, the installation work in the distribution segment is normally less than 40 hours of our technician labor. Similar to those in the manufacturing segment, our sales contracts are written so that they may list separate installation (including training) and upgrades as a separate line item. In addition, most front-end products (which account for approximately 62.3% and 73.3% of the total revenue in the Distribution Segment for the period ended September 30, 2003 and September 30, 2002, respectively) do not require installation work. In the case where installation is required, we allocate a portion of the invoice value to the distributed product and the remaining portion to the value of the installation work to be performed, based on the relative fair value of the elements. The revenue allocated to installation and training is recognized upon completion of the installation and training services. The allocation of value between the distributed products and the installation and training work is based on our specific historical experience of the relative fair values of the elements. Such allocation is a critical accounting estimate for our revenue recognition purposes.

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

For US income tax purposes, no provision has been made for US taxes on undistributed earnings of overseas subsidiaries with which the Company intends to continue to reinvest. It is not practicable to estimate the amount of additional tax that might be payable on the foreign earnings if they were remitted as dividends, were lent to the Company, or if the Company should sell its stock in the subsidiary. However, the Company believes that US foreign tax credits and net operating losses available would substantially eliminate any additional tax effects.

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

Comparison of Three Months Ended September 30, 2003 (“2004”) and September 30, 2002 (“2003”)

Sales

Net sales decreased by $2,065 or 34.9% from $5,915 in 2003 to $3,850 in 2004. This decrease was due mainly to the sudden reduction in demand for low-margin products in the Distribution Operation and equipment sales in the Manufacturing Operations. Additionally, in such poor market sentiment, equipment sales became very competitive. We anticipate that the recovery in the semiconductor industry will be slow as indicated by our quarterly backlog graph.

Net sales in the Manufacturing Segment decreased by $839 or 48.1% from $1,745 in 2003 to $906 in 2004. The decrease was attributable mainly to operations in the United States, which were affected by the conservative capital spending of customers. Decreased demand for Artic Controlled Chucks resulted in a decrease in sales of approximately $203, a 62.5% decrease in the number of such units sold combined with a 33.2% decrease in their average selling price as compared to 2003. Approximately $400 of the aggregate decrease related to the decrease in sales of Wet Process Stations, an 83.3% decrease in the number of such units sold combined with a 68.3% decrease in their average selling price as compared to 2003. Additionally, no burn-in systems were sold in Singapore during the quarter, compared to $325 of sales in 2003. However, this was offset with the increase in sales of $80 in Burn-in Boards, an 11.9% increase in the number of units sold combined with a 63.8% increase in the average selling price as compared to 2003.The types of products we manufacture cover a broad spectrum, resulting in a wide range of prices (the selling price of our products range from $5 to $200). Revenue in the Manufacturing Segment depends heavily on customers’ specific demands which correlate to their capital budgets.

Net sales in the Testing Services Segment decreased by $280 or 10.9% from $2,564 in 2003 to $2,284 in 2004. The decrease was attributable to lower activities in our Singapore operation where a decrease in demand for burn-in services resulted in a $356 reduction in sales, with the average selling price reduced by 16.3% as compared to 2003. However, this was offset by an increase in sales of $77 by the Thailand operation over 2003, with no material effect on the average selling price.

Net sales in the Distribution Segment decreased by $946 or 58.9% from $1,606 in 2003 to $660 in 2004. Of such decrease, $767 represented a reduction in demand for low margin products, with a 42.5% drop in quantity sold, and a 39.3% decrease in the average selling price with a price ranging from $0.1 to $1. The remaining $179 of such decrease was due to a reduction in demand for vibration and other products, with a 20% drop in quantity sold and a 58.8% decrease in the average selling price of such products (the price of the products ranges from $11 to $46). Revenue in the Distribution Segment depends heavily on customers’ specific demands, which correlate to their capital budgets.

Geographically, net sales into and within the United States decreased by $800 or 41.9% from $1,908 in fiscal 2003 to $1,108 in fiscal 2004, which was attributable primarily to diminished demand in the U.S. for front-end low margin products from the Distribution Segment in Singapore, and Wet Process Stations from one of the U.S. operations.

Net sales into and within Singapore decreased by $793 or 30.3% from $2,615 in 2003 to $1,822 in 2004. The decrease of $793 was mainly due to low demand for burn-in services and burn-in equipment.

Net sales into and within Malaysia decreased by $508 or 90.2% from $563 in 2003 to $55 in 2004. The decrease of $508 was mainly due to the low demand for burn-in services. For the same reason, net sales into and within Thailand decreased by $48 or 8% from $597 in 2003 to $549 in 2004. Revenue from a customer, who moved their production from Malaysia to its facility in Thailand, decreased in anticipation of their relocation from Malaysia to Thailand.

Net sales into and within other foreign countries, including Europe, increased by $95 or 38.8% from $245 in 2003 to $340 in 2004, primarily due to an increase in demand for burn-in boards.

Cost of Sales

The Company’s cost of sales decreased by $1,246 or 29.9% from $4,171 in 2003 to $2,925 in 2004. Of the overall decrease of $1,246, the majority was related to a decrease in material costs of $1,183, which is consistent with the reduction in Distribution and Manufacturing sales. In addition, labor costs and overhead were reduced by $37 and $18, respectively. However, as a percentage of sales, the cost of sales increased 5.5% from 70.5% in 2003 to 76.0% in 2004. This increase in cost of sales, as a percentage of sales, was due primarily to an increase in utility rates and usage over the same period last year, with no material effect on the selling price.

Operating Expenses

Operating expenses decreased by $458 or 27.2% from $1,682 in 2003 to $1,224 in 2004. Of the $458 reduction in operating expense, the majority was due to (1) a diminished loss on disposal of fixed assets of $108, (2) a reduction of $310 in payroll and payroll related costs, (3) reduced commission and warranty of $19, and (4) a decrease in travel and insurance expense of $24. As a percentage of sales, operating expenses increased by 3.4% from 28.4% in 2003 to 31.8% in 2004, due to certain costs which remain fixed despite the significant decrease in sales.

General and Administrative

General and Administrative (“G&A”) expenses decreased by $300 or 23.4% from $1,283 in 2003 to $983 in 2004. As a percentage of sales, G&A increased 3.8% from 21.7% in 2003 to 25.5% in 2004 due to certain costs which remain fixed despite the significant decrease in sales. Of the decrease in expenses, (1) a reduction in bonus provisions of $136 in the Singapore Operations and Corporate headquarters was due to poorer performance in the first quarter of fiscal 2004, (2) salaries were reduced by $60 in the Southeast Asia operations and $56 in the U.S. operations as part of the implementation of cost cutting measures, (3) insurance, travel and entertainment were reduced by $32 due to continued implementation of cost-cutting measures, and (4) $16 was the result of a decrease in miscellaneous expenses.

Selling Expenses

Selling expenses decreased by $55 or 21.2% from $260 in 2003 to $205 in 2004. As a percentage of sales, selling expenses increased 0.9% from 4.4% in 2003 to 5.3% in 2004. Of the $55, (1) $13 was related to a decrease in commission expense as a result of a decrease in commission-related sales in the Distribution and Manufacturing segments, (2) $31 was due to a decrease in salaries, mainly in the Singapore operations, as a result of a reduction in headcount, and (3) $11 was due to a decrease in miscellaneous expenses as a result of cost-cutting measures implemented during fiscal 2004.

Research and Development

Research and Development expenses increased by $5 or 18.5% from $27 in 2003 to $32 in 2004. This increase was primarily due to the bonuses paid in 2004 to the research group in our profitable, U.S. operation based on their fiscal year 2003 performance, while no such bonuses were paid in 2003.

Loss on Disposal of Property, Plant and Equipment

The loss on disposal of property, plant and equipment decreased by $108 from $112 in 2003 to $4 in 2004 related to the disposal of the obsolete burn-in facilities in Southeast Asia in 2003, replaced with investments in new technology.

Income (Loss) from Operations

For segment reporting purposes, the loss from operations in our Manufacturing Segment increased by $151 from $130 in 2003 to $281 in 2004. This was due to eroding margins resulting from a significant decrease in sales and a decrease in demand for Wet Process Stations and burn-in systems by 86.4% of total decline in manufacturing sales from 2003. However, total expenses in this segment decreased by 28.8% from $1,887 in 2003 to $1,213 in 2004. In addition, the costs of sales and operating expenses comprised of fixed and semi-fixed elements, such as salaries, rental, and insurance, which remained unchanged despite the significant drop in sales.

Income from operations in our Testing Services Segment decreased by $205 or 71.4% from $287 in 2003 to $82 in 2004 mainly due to a decrease in burn-in services in our Singapore operation of $387 from $2,017 in 2003 to $1,630 in 2004 and an increase of $113 in material costs in utility rates and usage as compared to 2003.

The loss in our Distribution operation increased $21 from $17 in 2003 to $38 in 2004. The majority of the decrease was due to a decrease in sales volume from the low-margin front-end products. Additionally, due to the competition in the market for chambers, vibration products and interface systems, customers took advantage of price reductions to obtain necessary equipment, which reduced our margins. The prices of products distributed by us range widely from $0.1 to $46.

Corporate operating loss decreased from a $78 loss in 2003 to a $62 loss in 2004. This is mainly due to a compensation cost of $14 charged in 2003 because of the grant of certain stock options having exercise prices at less than the then fair market value of the underlying Common Stock. No similar compensation cost was required to be charged in 2004 as all stock options granted in 2004 had exercise prices equal to the fair market value of the underlying Common Stock.

Interest Expense

Interest expense decreased $16 or 31.4% in 2004 due primarily to a repayment of $300 on the line of credit in the United States and payments of $719 on long-term debt and capitalized leases.

Other Income

Other income increased by $23 or 20% from $115 in 2003 to $138 in 2004. The increase of $23 was due to an increase in rental income of $18 and an increase in a net gain of $65 on disposal of marketable securities. However, these were offset with an increase in currency exchange loss of $45, a decrease of $13 in dividend and interest income, and a decrease in other miscellaneous income of $2.

Income Tax

Current income tax expense for 2004 was approximately $15, a decrease of $53, or 77.9% compared to the income tax expense of $68 for 2003, mainly due to lower profits generated from Southeast Asia. Because of the different income tax jurisdictions, the taxable income generated in foreign countries will not offset the net loss generated in the U.S. Therefore, we generally incur certain income tax expenses in any fiscal year.

Net Income (Loss)

As a result of all of the factors analyzed above, the net loss attributable to common shares for the quarter ended September 30, 2003 was approximately $265, which represented a reduction of $321 from a net income of approximately $56 attributable to common shares for the quarter ended September 30, 2002. Consequently, basic earning per share for the quarter ended September 30, 2003 decreased to a loss of $0.09 per share, from basic earnings per share of $0.02 in 2003, which represented a change of $0.11 from net income to net loss. Diluted loss per share for 2004 was $0.09 per share, representing a decrease of $0.11 per share from diluted income per share of $0.02 for 2003.

Liquidity and Capital Resources

We had working capital (defined as current assets minus current liabilities) of approximately $6,312 as of September 30, 2003, which represented a decrease of approximately $715 compared to working capital of $7,027 as of June 30, 2003, a 10.2% decrease. The current ratio (defined as current assets divided by current liabilities) was 2.59 times as of September 30, 2003 compared to 2.57 times as of June 30, 2003. The quick ratio (defined as current assets less inventory, divided by current liabilities) also decreased slightly to 2.32 times as of September 30, 2003 from 2.34 times as of June 30, 2003. We believe that the consistency of both the current and quick ratios at September 30, 2002 compared to those at September 30, 2003 indicate the strong liquidity position of the Company and its ability to meet its short term obligations. The Company had positive working capital for the nine fiscal years prior to the year ended June 30, 2003. We believe that the Company has the ability to maintain positive working capital and strong liquidity in the near future.

During the three month period ended September 30, 2003, total assets decreased by $888 from $16,711 at June 30, 2003 to $15,823 at September 30, 2003. Most of the decrease was in cash and accounts receivable as a result of payments on lines of credit, notes payable, capital lease obligations, and accounts payable. In addition, the bulk of the investments in marketable securities were disposed of to realize the gain from the market. The overall impact resulted in a reduction in working capital of $715.

The Company’s credit rating provides ready and ample access to funds in global capital markets. At September 30, 2003, the Company had available short-term lines of credit totaling $3,032 of which $2,887 was unused.

Entity with Facility	Type of	Interest	Credit	Unused

Trio-Tech Malaysia	Line of Credit	7.00%	$91	$91
Trio-Tech Bangkok	Line of Credit	6.50%	50	50
Trio-Tech Singapore	Line of Credit	7.00%	2,891	2,746

			$3,032	$2,887

Even though the Company suffered a net loss for the three months ended September 30, 2003, management of the Company still believes that the Company has the economic wherewithal to satisfy its cash needs for the next twelve months plus one day as a going concern business. Management’s belief is based, in part, on the following: (1) we have short term deposits of approximately $4,591 (of which approximately $3,382 is available immediately); (2) we had backlog of $5,602 as of September 30, 2003; (3) our accounts receivable turnover ratio is approximately 4.56 times per year (80 days of sales in accounts receivable) for the period ended September 30, 2003; (4) our financing facilities available as of September 30, 2003 were approximately $2,887 upon which we are able to draw at any time; and (5) our efforts in 2004 to further cut costs and expenses were effective. These cost cutting measures were implemented through a freeze in headcount; reducing and consolidating the plant capacity in order to reduce variable costs; and reducing insurance, travel and other miscellaneous expenses. We anticipate that the costs and expenses in fiscal 2004 will be lower than those in fiscal 2003 and, accordingly, cash disbursement needs should be lower also. However, we cannot provide any assurance that costs and expenses in fiscal 2004 or thereafter will not be higher than those in fiscal 2003.

Net cash provided by operating activities during the three months ended September 30, 2003 was $434, reflecting a decrease of $484 or 52.7%, compared to net cash of $918 provided by operating activities during the three months ended September 30, 2002. The decrease of $484 in cash provided by operating activities was primarily attributable to the increase in net loss of $321, offset by the decrease in accounts receivable of $957 as a result of the decrease in net sales, utilization of cash to pay down accounts payable of $565 and an increase in other receivables and inventory of $401 as a result of the slow down in the industry.

Net cash used in investing activities during the three months ended September 30, 2003 was $169 compared to $595 of net cash used in the three months ended September 30, 2002. The $426 decrease in cash used was mainly attributable to an increase in the proceeds from disposal of marketable securities of $257, a continued reduction in the capital expenditures of $500 and a lower investment in new marketable securities of $75, offset by the additional investment in short-term deposits of $425.

Net cash used in financing activities during the three months ended September 30, 2003 was $876, reflecting an increase of $238 compared to $638 used in financing activities during 2003. The cash outflow in financing activities included (1) $157 of net repayments on lines of credit, and (2) $719 from payments of long-term debts and capital lease obligations. During the three months ended September 30, 2002, the cash outflow in financing activities included $290 from payments on long-term debt and capitalized lease obligations, and $348 from net payments and borrowings on lines of credit.

Approximately $1,557 of cash deposits as of September 30, 2003 is held in the Company’s 55% owned Malaysian subsidiary. Of such amount, $1,291 is denominated in the currency of Malaysia, of which $165 is currently available for movement to overseas, as authorized by the Central Bank of Malaysia. There are additional amounts available for distribution as dividends (after making deductions for income tax) pursuant to Malaysian regulations.

Corporate Guarantee Arrangement

The Company provides a corporate guarantee to one of its subsidiaries in Southeast Asia of approximately $1,446 to secure line-of-credit and term loans from a bank to finance the operations of such subsidiary.

With the strong financial position of the subsidiary company, the Company believes this corporate guarantee arrangement will have no material impact on its liquidity or capital resources.

Recently Issued Accounting Pronouncements

In May 2003, FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity, and requires that those instruments be classified as liabilities in the balance sheets. Previously, many of those financial instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on its results of operations and financial condition.

In January 2003, FASB issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to those entities defined as “Variable Interest Entities” (more commonly referred to as special purpose entities) in which equity investors do not have the characteristics of a “controlling financial interest” or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to all Variable Interest Entities created after January 31, 2003 and by the beginning of the first interim or annual reporting period commencing after June 15, 2003 for Variable Interest Entities created prior to February 1, 2003. On October 9, 2003, the FASB issued FASB Staff Position 46-6 (“FSP 46-6”) deferring the effective date for applying the provisions of FIN 46 for public entities with variable interests in entities created before February 1, 2003, until the end of the first interim or annual period ending after December 15, 2003. The Company has no variable interests in entities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. We do not use derivative financial instruments in our investment portfolio. Our investment portfolio is generally comprised of cash deposits. Our policy is to place these investments in instruments that meet high credit quality standards. These securities are subject to interest rate risk, and could decline in value if interest rates fluctuate and thus subject us to market risk as a result of those fluctuations. Due to the short duration and conservative nature of our investment portfolio, we do not expect any material loss with respect to our investment portfolio.

The interest on the loans, capitalized leases and on our lines of credit range from 5.50% to 7.25% per annum. As of September 30, 2003, the outstanding principal balance on these loans was approximately $1,279. These interest rates are subject to change and we cannot predict an increase or decrease in rates, if any.

Foreign Currency Exchange Rate Risk. Significant portions of our revenues are denominated in Singapore dollars, Malaysian ringgit, Thai baht and other currencies. Consequently, a portion of our costs, revenues and operating margins may be affected by fluctuations in exchange rates, primarily between the U.S. dollar and such foreign currencies. We are also affected by fluctuations in exchange rates if there is a mismatch between our foreign currency denominated assets and liabilities. Foreign currency adjustments resulted in an increase of $131 and a decrease of $114 to shareholders’ equity for three months ended September 30, 2003 and 2002, respectively.

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

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2003. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective. During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

TRIO-TECH INTERNATIONAL
PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Not applicable

Item 2. Changes in Securities and Use of Proceeds

     Not applicable

Item 3. Defaults Upon Senior Securities

     Not applicable

Item 4. Submission of Matters to Vote of Security Holders

     Not applicable

Item 5. Other Information

     Not applicable

Item 6. Exhibits and reports on Form 8-K

(a)	Exhibits

31.1	Certification of Principal Executive Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002

31.2	Certification of Principal Financial Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

(b)	Reports on Form 8-K

The Registrant filed the following reports on Form 8-K with the Securities and Exchange Commission during the quarter ended September 30, 2003:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIO-TECH INTERNATIONAL

By:	/s/ Victor H.M. Ting

VICTOR H.M. TING
Vice President and
Chief Financial Officer
(Principal Financial Officer)
Dated: November 7 , 2003