Form 10-Q
period 2003-12-31
TRIO TECH INTERNATIONAL
filed 2004-02-09
CIK 732026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2003

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

Number of shares of common stock outstanding as of February 5, 2004 is 2,932,542.

TRIO-TECH INTERNATIONAL
INDEX TO CONSOLIDATED FINANCIAL INFORMATION, OTHER INFORMATION AND SIGNATURE

		Page

Part I.	Financial Information
Item 1.	Consolidated Balance Sheets as of Dec. 31, 2003 (Unaudited) and June 30, 2003	3
	Consolidated Statements of Operations and Comprehensive Income (loss) for the Three and Six Months Ended Dec. 31, 2003 (Unaudited) and Dec. 31, 2002 (Unaudited)	4
	Consolidated Statements of Cash Flows for the Six Months Ended Dec. 31, 2003 (Unaudited) and Dec. 31, 2002 (Unaudited)	5
	Notes to Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22
Item 4.	Controls and Procedures	23
Part II.	Other Information
Item 1.	Legal Proceedings	24
Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	24
Item 3.	Defaults upon Senior Securities	24
Item 4.	Submission of Matters to a Vote of Security Holders	24
Item 5.	Other Information	24
Item 6.	Exhibits and Reports on Form 8-K	24
Signatures		25

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (IN THOUSANDS EXCEPT SHARE AMOUNTS)

	(Unaudited)
	Dec 31,	June 30,
	2003	2003

ASSETS
CURRENT ASSETS:
Cash	$2,030	$1,495
Short term deposits	4,769	4,308
Investments in marketable securities	—	485
Trade accounts receivable, less allowance for doubtful accounts of $160 at Dec. 31, 2003 and $157 at Jun. 30, 2003, respectively	3,292	3,643
Other receivables	359	373
Inventories, less provision for obsolete stock of $717 at Dec. 31, 2003 and $735 at Jun. 30, 2003, respectively	1,075	1,049
Prepaid expenses and other current assets	181	140

Total current assets	11,706	11,493
PROPERTY, PLANT AND EQUIPMENT, Net	5,520	5,210
OTHER ASSETS, Net	7	8

TOTAL ASSETS	$17,233	$16,711

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Lines of credit	$147	$300
Accounts payable	1,271	1,080
Accrued expenses	2,265	2,096
Income taxes payable	37	56
Current portion of notes payable	576	632
Current portion of capitalized leases	234	302

Total current liabilities	4,530	4,466

NOTES PAYABLE, net of current portion	818	492
CAPITALIZED LEASES, net of current portion	303	344
DEFERRED INCOME TAXES	732	711

TOTAL LIABILITIES	6,383	6,013

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	2,115	2,108
SHAREHOLDERS’ EQUITY:
Common stock; no par value, authorized, 15,000,000 shares; issued and outstanding 2,932,542 shares at Dec. 31, 2003 and 2,927,542 shares at Jun. 30, 2003	9,437	9,423
Additional paid-in capital	284	284
Retained earnings (accumulated deficit)	(786)	(739)
Accumulated other comprehensive income-marketable securities	—	45
Accumulated other comprehensive loss-foreign currency	(200)	(423)

Total shareholders’ equity	8,735	8,590

TOTAL LIABILITIES AND
SHAREHOLDERS’ EQUITY	$17,233	$16,711

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE)

	Six Months Ended		Three Months Ended

	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2003	2002	2003	2002

NET SALES	$8,906	$10,966	$5,056	$5,051
COST OF SALES	6,559	7,843	3,634	3,672

GROSS PROFIT	2,347	3,123	1,422	1,379
OPERATING EXPENSES:
General and administrative	1,953	2,370	970	1,087
Selling	417	472	212	213
Research and development	59	55	27	28
Loss on disposal of property, plant and equipment	4	112	—	—

Total	2,433	3,009	1,209	1,328

(LOSS) INCOME FROM OPERATIONS	(86)	114	213	51
OTHER INCOME (EXPENSE)
Interest expense	(66)	(97)	(31)	(46)
Other income	196	164	58	50

Total	130	67	27	4

INCOME BEFORE INCOME TAXES AND
MINORITY INTEREST	44	181	240	55
INCOME TAXES	33	50	18	(18)

INCOME BEFORE MINORITY INTEREST	11	131	222	73
MINORITY INTEREST	(58)	16	(4)	18

NET (LOSS) INCOME ATTRIBUTABLE TO
COMMON SHARES	(47)	147	218	91

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealised (loss) gain on investment	(45)	(24)	—	(13)
Foreign currency translation adjustment	223	(8)	92	106

COMPREHENSIVE INCOME	$131	$115	$310	$184

(LOSS) EARNINGS PER SHARE:
Basic	$(0.02)	$0.05	$0.07	$0.03

Diluted	$(0.02)	$0.05	$0.07	$0.03

WEIGHTED AVERAGE NUMBER OF COMMON AND
POTENTIAL COMMON SHARES OUTSTANDING
Basic	2,930	2,928	2,933	2,928
Diluted	2,930	2,928	2,985	2,928

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED, IN THOUSANDS)

	Six Months Ended

	Dec. 31,	Dec. 31,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(47)	$147
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	582	643
Bad debt expenses (recovery), net	3	19
Stock Compensation	—	14
Loss on sale of property and equipment	4	112
Gain on disposal of marketable securities	(114)	(45)
Deferred income taxes	21	11
Minority interest	58	(16)
Changes in operating assets and liabilities:
Accounts receivable, net	348	40
Other receivables	17	17
Inventories	(26)	265
Prepaid expenses and other current assets	(41)	(35)
Accounts payable and accrued expenses	360	127
Income taxes payable	(19)	(12)

Net cash provided by operating activities	1,146	1,287

CASH FLOWS FROM INVESTING ACTIVITIES:
Short term deposits	(461)	(205)
Capital expenditures	(638)	(668)
Purchase of marketable securities	(4)	(304)
Other assets	1	26
Proceeds from disposal of marketable securities	555	455
Proceeds from sale of property and equipment	38	—

Net cash used in investing activities	(509)	(696)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments and borrowings on lines of credit	(156)	(617)
Net payments and borrowings on debt and capitalized leases	67	(57)
Dividends paid to minority interest	(62)	(71)
Issuance of common stock, net	14	—

Net cash used in financing activities	(137)	(745)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	35	(3)
NET INCREASE (DECREASE) IN CASH	535	(157)
CASH, BEGINNING OF PERIOD	1,495	1,128

CASH, END OF PERIOD	$2,030	$971

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$64	$97
Income taxes	$52	$111
NON-CASH INVESTING AND FINANCING ACTIVITIES
-Acquisition of property, plant and equipment under capital finance lease	$94	$289
- Capitalization of property, plant and equipment paid in advance	$—	$155

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

1.	ORGANIZATION AND BASIS OF PRESENTATION

Trio-Tech International (“the Company” or “TTI” hereafter) was incorporated in 1958 under the laws of the State of California. TTI provides third-party semiconductor testing and burn-in services primarily through its laboratories in Southeast Asia; in addition, TTI operates test facilities in the United States and Europe. The Company also designs, develops, manufactures and markets a broad range of equipment and systems used in the manufacture and testing of semiconductor devices and electronic components. TTI conducts business in three industry segments: Testing Services, Manufacturing and Distribution. TTI has subsidiaries in the U.S., Singapore, Malaysia, Thailand, China and Ireland as follows:

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. All significant inter-company accounts and transactions have been eliminated in consolidation. The unaudited consolidated financial statements are presented in U.S. dollars. Accordingly, the accompanying financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the six months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report for the fiscal year ended June 30, 2003.

2.	INVENTORIES

Inventories consist of the following:

	Dec 31,	June 30,
	2003	2003

Raw materials	$863	$873
Work in progress	234	166
Finished goods	695	745
Less: provision for obsolete inventory	(717)	(735)

	$1,075	$1,049

3.	STOCK OPTIONS

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

	Six Months Ended		Three Months Ended

	Dec 31,		Dec 31,
	2003	Dec 31,	2003	Dec 31,
	(unaudited)	2002	(unaudited)	2002

Net (loss) income: as reported	$(47)	$147	$218	$91
Add: stock based employee compensation included in reported income	—	14	—	—
Deduct: total stock based employee compensation expense determined under fair value method for all awards	(44)	(11)	—	—

Pro forma net (loss) income	$(91)	$150	$218	$91

(Loss) income per share - basic
As reported	$(0.02)	$0.05	$0.07	$0.03
Pro forma	$(0.03)	$0.05	$0.07	$0.03
(Loss) income per share - diluted
As reported	$(0.02)	$0.05	$0.07	$0.03
Pro forma	$(0.03)	$0.05	$0.07	$0.03

As required by SFAS 123, the Company provides the following disclosure of estimated values for these awards. The weighted-average grant-date fair value of options granted during 2004 and 2003 was estimated to be $2.66 and $2.25 respectively.

The fair value of each option grant was estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for 2004 and 2003, respectively; risk free interest rates from 1.91% to 2.93% and 2.79%, expected lives of 2 years for 2004 and 1 year for 2003; volatility of 41.41% and 45.99% and no assumed dividends.

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

Stock options to purchase 388,500 shares at prices ranging from $2.25 to $6.00 per share were outstanding during the six months ending December 31, 2003. The following options were excluded in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares and therefore were anti-dilutive:

Type	Shares	Price	Expiration

Options	25,000	$5.63	September 18, 2005
Options	32,000	$5.37	July 10, 2005
Options	51,000	$6.00	March 27, 2005
Options	20,000	$3.69	July 12, 2004

Stock options and warrants to purchase 437,500 shares at prices ranging from $2.75 to $6.00 per share were outstanding during the six months ended December 31, 2002 and were excluded from the computation of diluted EPS because their effect would have been anti-dilutive.

The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted EPS for the years presented herein:

	Six Months Ended		Three Months Ended

	Dec. 31	Dec. 31	Dec. 31	Dec. 31
	2003	2002	2003	2002

Net (loss) income used to compute basic and diluted earnings per share	$(47)	$147	$218	$91

Weighted average number of common shares outstanding - basic	2,930,000	2,928,000	2,933,000	2,928,000
Dilutive effect of stock options	—	—	52,000	—

Number of shares used to compute earnings per share - diluted	2,930,000	2,928,000	2,985,000	2,928,000

5.	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are customer obligations due under normal trade terms. We sell our products and services to manufacturers in the semiconductor industry. We perform continuing credit evaluations of our customers’ financial condition and although we generally do not require collateral, letters of credit may be required from our customers in certain circumstances.

Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. We include any accounts receivable balances that are determined to be uncollectible in our allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to us, we believe our allowance for doubtful accounts as of December 31, 2003 is adequate. However, actual write-offs might exceed the recorded allowance.

	Dec 31,
	2003	June 30,
	(unaudited)	2003

Beginning	$157	$174
Additions charged to cost and expenses	8	—
Recovered	(5)	(17)
Actual write-offs	—	—

Ending	$160	$157

6.	WARRANTY ACCRUAL

	Dec 31,
	2003	Jun 30,
	(unaudited)	2003

Beginning	$165	$305
Additions charged to cost and expenses	—	1
Recovered	(6)	(126)
Actual write-offs	(7)	(15)

Ending	$152	$165

7.	BUSINESS SEGMENTS

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

All inter-segment sales are sales from the Manufacturing Segment to the Testing and Distribution Segment. Total inter-segment sales were $34 and $31 for the six months ended December 31, 2003 and 2002 respectively, and $18 and $9 for the three months ended 2003 and 2002 respectively. Corporate assets mainly consist of cash and prepaid expenses. Corporate expenses mainly consist of salaries, insurance, professional expenses and directors’ fees.

The following segment information is unaudited and is in thousands:

Business Segment Information:

	Three Months		Operating		Depr.
	Ended	Net	Income		and	Capital
	Dec. 31,	Sales	(loss)	Assets	Amort.	Expenditures

Manufacturing	FY 2004	$1,715	$4	$2,573	$23	$3
	FY 2003	$1,390	$(150)	$3,061	$21	$4
Testing Services	FY 2004	$2,349	$132	$14,169	$242	$114
	FY 2003	$2,347	$322	$15,019	$262	$130
Distribution	FY 2004	$992	$76	$460	$31	$70
	FY 2003	$1,314	$(85)	$484	$27	$3
Corporate and	FY 2004	$—	$1	$31	$2	$—
unallocated	FY 2003	$—	$(36)	$358	$1	$—
Total Company	FY 2004	$5,056	$213	$17,233	$298	$187
	FY 2003	$5,051	$51	$18,922	$311	$137

Business Segment Information:

	Six Months		Operating		Depr.
	Ended	Net	Income		and	Capital
	Dec. 31,	Sales	(loss)	Assets	Amort.	Expenditures

Manufacturing	FY 2004	$2,621	$(277)	$2,573	$45	$58
	FY 2003	$3,135	$(279)	$3,061	$42	$5
Testing Services	FY 2004	$4,633	$214	$14,169	$474	$589
	FY 2003	$4,911	$609	$15,019	$543	$1,074
Distribution	FY 2004	$1,652	$38	$460	$59	$85
	FY 2003	$2,920	$(101)	$484	$56	$33
Corporate and	FY 2004	$—	$(61)	$31	$4	$—
unallocated	FY 2003	$—	$(115)	$358	$2	$—
Total Company	FY 2004	$8,906	$(86)	$17,233	$582	$732
	FY 2003	$10,966	$114	$18,922	$643	$1,112

Geographic Area Information:

							Elimin-
	Three Months						ations
	Ended	United					and	Total
	Dec. 31,	States	Europe	Singapore	Thailand	Malaysia	Other	Company

Net sales to	FY 2004	$1,453	250	2,650	601	111	(9)	$5,056
customers	FY 2003	$2,063	249	2,126	545	86	(18)	$5,051
Operating	FY 2004	$69	(14)	124	28	5	1	$213
Income (loss)	FY 2003	$56	(16)	36	10	1	(36)	$51
Property, plant	FY 2004	$74	437	3,683	1,029	337	(40)	$5,520
and equipment - net	FY 2003	$135	447	4,027	834	608	(40)	$6,011

Geographic Area Information:

							Elimin-
	Six Months						ations
	Ended	United					and	Total
	Dec. 31,	States	Europe	Singapore	Thailand	Malaysia	Other	Company

Net sales to	FY 2004	$2,537	590	4,497	1,150	166	(34)	$8,906
customers	FY 2003	$3,958	494	4,753	1,142	650	(31)	$10,966
Operating	FY 2004	$(80)	(36)	70	18	3	(61)	$(86)
Income (loss)	FY 2003	$85	(66)	152	37	21	(115)	$114
Property, plant	FY 2004	$74	437	3,683	1,029	337	(40)	$5,520
and equipment - net	FY 2003	$135	447	4,027	834	608	(40)	$6,011

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

Overview

Founded in 1958, Trio-Tech International provides third-party semiconductor testing and burn-in services primarily through its laboratories in Southeast Asia. The Company operates in three distinct segments: Sales, Manufacturing, and Testing. At or from its facilities in California and Southeast Asia, the Company also designs, manufactures and markets equipment and systems used in the testing and production of semiconductors, and distributes semiconductor processing and testing equipment manufactured by others.

The key performance indicators for the Company are based on market demand. Statistics obtained from the Semiconductor Industry Association (SIA) give reasonable inference of the growth rate of wireless and digital consumer products, which products fuel our business. Sales activities such as booking, queries on products and backlog also formed part of our performance indicators.

The current trend indicates that customers in the United States remain conservative in their capital spending. Rather than purchase new equipment, they are choosing to enhance their own products and buy refurbished equipment. Additionally, we believe that the majority of our customers’ facilities and equipment are under-utilized. Therefore, the demand for back-end equipment is expected to increase at a later stage. However, we cannot predict the time frame for when customers will resume spending on equipment. Also, the semiconductor industry is highly competitive. As a result, the Company has continued to upgrade and improve its burn-in technology to remain competitive.

During the six months ended December 31, 2003, total assets increased by $522 from $16,711 at June 30, 2003 to $17,233 at December 31, 2003. The majority of the increase was in cash, short term deposits and property, plant and equipment but offset with a decrease in investments in marketable securities of $485, and $357 in trade accounts receivables.

All of the $485 of the investments in marketable securities was sold in the second quarter of 2004 in order to take advantage of the increase in market value, utilize the profit and exit the market. The cash proceeds from the disposal of marketable securities were invested in a short term deposit. As a result, the short term deposits increased by $461 from $4,308 at June 30, 2003 to $4,769 at December 31, 2003.

The decrease in trade accounts receivable was due to the lower sales achieved in the six months ended December 31, 2003. Net sales for the six months ended December 31, 2003 were $8,906, which was $2,060 or 18.8% lower than net sales for the six months ended December 31, 2002. The accounts receivable turnover index (defined as net sales divided by average ending accounts receivable less bad debt allowance, multiplied by 2) totaled 5.14 times at December 31, 2003, compared with 5.45 times at June 30, 2003 and 5.32 times at December 31, 2002. The accounts receivable at December 31, 2003 decreased by $351 or 9.6%, compared to accounts receivable at June 30, 2003.

The inventory turnover index (defined as cost of sales divided by average ending inventory, multiplied by 2) was 12.35 times at December 31, 2003, down from 15.75 times at June 30, 2003, and down from 17.85 times at December 31, 2002. Inventories increased by $26 when compared with June 30, 2003 and increased by $331 when compared with December 31, 2002. The increase in inventories when compared with the same period last year is due to a large order expected in the U.S operation for the next quarter.

During fiscal 2004, the additions to property, plant and equipment totaled $732, including fixed assets under capital lease arrangements. The additions mainly included an extension to a building in the Thailand subsidiary in anticipation of increased capacity, and burn-in systems acquired to meet new customers’ requirements.

Total liabilities at December 31, 2003 were $6,383, reflecting a $370 increase in total liabilities from $6,013 at June 30, 2003. In accounts payable, the increase of $191 was due mainly to a rise in materials purchased before payment in the end of the second quarter. The increase of $169 in accrued expenses included a 20% final payment on assets, and also to support expenses incurred for higher sales in the second quarter. Finally, a $161 increase in borrowings on notes payable was used to finance the building extension in Thailand and to pay for additional burn-in systems for use by us in connection with our business. These were all offset with a decrease of $153 in lines of credit. As of December 31, 2003, total liabilities (excluding minority interest) were 73.1% of total capital, compared with 70% at June 30, 2003. The Company believes its strong credit rating provides ready and ample access to funds in the global capital market.

The following table sets forth our revenue components for the three and six months ended December 31, 2003 and 2002, respectively.

Revenue Components

	Six Months Ended (unaudited)		Three Months Ended (unaudited)

	Dec 31,	Dec 31,	Dec 31,	Dec 31,
	2003	2002	2003	2002

Net Sales:
Testing	52.02%	44.78%	46.45%	46.46%
Manufacturing	29.43	28.59	33.93	27.52
Distribution	18.55	26.63	19.62	26.02

Total	100.00%	100.00%	100.00%	100.00%

Geographically, we operate in the U.S., Singapore, Malaysia, Thailand and Ireland. Our customers are mainly concentrated in Southeast Asia and they are either semiconductor chip manufacturers or testing facilities that purchase our testing equipment.

Our cost of sales is made up of the cost of inventories, labor, depreciation, utilities (which are a major component of costs for testing services), and overhead relating to the manufacturing, testing and distribution segments.

Our operating expenses can be classified into three general categories: selling expense, general and administrative expense, and research and development expense. Selling expenses include expenses such as sales commissions, payroll and payroll taxes for employees working in the sales department, advertising, utilities and other expenses directly related to sales activities. General and administrative expenses include management payroll, property taxes, rental expense, depreciation of fixed assets used by the management function, utilities, employee fringe benefits, office supplies, travel and entertainment, professional expense, outside services and other expenses related to management and administration processes. Research and development expenses include payroll and payroll tax, travel, and any other expenses that are directly related to research activities.

Critical Accounting Estimates & Policies

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

In the Distribution Segment, the products distributed are front-end and back-end products that may require certain installation work. In general, the common practice is to recognize revenue upon shipment of the distributed product, provided that both title and risk of loss have passed to the customer, collection is reasonably assured and the customer has accepted the shipment in terms of any customer acceptance provisions. In those cases where installation is required, the installation work in the distribution segment is normally less than 40 hours of our technician labor. Similar to those in the manufacturing segment, our sales contracts are written so that they may list separate installation (including training) and upgrades as a separate line item. In addition, most front-end products (which account for approximately 58.5% and 80.2% of the total revenue in the Distribution Segment for the periods ended December 31, 2003 and December 31, 2002, respectively) do not require installation work. In the case where installation is required, we allocate a portion of the invoice value to the distributed product and the remaining portion to the value of the installation work to be performed, based on the relative fair value of the elements. The revenue allocated to installation and training is recognized upon completion of the installation and training services. The allocation of value between the distributed products and the installation and training work is based on our specific historical experience of the relative fair values of the elements. Such allocation is a critical accounting estimate for our revenue recognition purposes.

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

For U.S. income tax purposes, no provision has been made for U.S. taxes on undistributed earnings of overseas subsidiaries with which the Company intends to continue to reinvest. It is not practicable to estimate the amount of additional tax that might be payable on the foreign earnings if they were remitted as dividends, were lent to the Company, or if the Company should sell its stock in the subsidiary. However, the Company believes that US foreign tax credits and net operating losses available would substantially eliminate any additional tax effects.

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

Comparison of Second Quarter Ended December 31, 2003 (“2004”) and December 31, 2002 (“2003”)

The following table sets forth certain consolidated statements of income data as a percentage of net sales for the periods second quarter in fiscal year 2004, and 2003:

	Q2 2004	Q2 2003

Net Sales	100.0%	100.0%
Cost of Sales	71.9%	72.7%

Gross Margin	28.1%	27.3%
Operating Expenses
General and administrative	19.2%	21.5%
Selling	4.2%	4.2%
Research and development	0.5%	0.6%

Operating Expenses	23.9%	26.3%

Income from operations	4.2%	1.0%

Net Sales

Overall sales for Q2 2004 were $5,056, an increase of 0.09% as compared to Q2 2003. The increase was attributable to a change in sales mix for different products. Our total sales for Burn-in systems in the Manufacturing segment increased in Q2 2004 as some customers preferred to keep burn-in services in-house and purchased their own equipment. Although the Distribution segment saw an increase in the average selling price of Vibration products as a result of our unique ability to meet customers’ specialized demands, this was offset by a reduction in sales of low-margin front-end products.

Geographically, net sales into and within the Southeast Asia region saw a significant increase of 22.5% when compared to Q2 2003. Net sales into and within the United States declined 29.6% during Q2 2004 as compared to Q2 2003. The reason for the decline appears to be that Asia continues to grow as a global presence in the manufacturing arena due to its lower manufacturing costs. The diminished demand in the U.S. for front-end low margin products from the Distribution segment in Singapore, and Artic Temperature Controlled Chucks and Wet Process Stations from the Manufacturing segment in the U.S., also contributed to the decline in sales in the United States. Net sales into and within Ireland and other countries remained essentially flat from Q2 2003 to Q2 2004.

Gross margin

Our overall gross margin improved marginally from 27.3% in Q2 2003 to 28.1% in Q2 2004. The margin in the Distribution segment improved as compared to the same quarter last year. In the Distribution segment, the average unit selling price of Vibration products increased and sales of low-margin products actually decreased significantly by $600 as compared to Q2 2003. This indirectly improved the margin as there were comparatively higher sales from the Vibration products with a higher margin..

Manufacturing Segment

The revenue and operating income for the Manufacturing segment for the second quarter of 2004 and 2003 were as follows:

(In Thousands, unaudited)	Q2 2004	Q2 2003

Revenue	$1,715	$1,390
Operating income	$4	$(150)

Net revenue in the Manufacturing segment increased by $325 from Q2 2003 to Q2 2004. The improvement was attributable mainly to increased sales of Burn-in systems. Our total sales for Burn-in systems increased by $341 in Q2 2004 as some customers preferred to keep burn-in services in-house and purchased their own equipment. Even though the average unit selling price for this product decreased by 39.6%, the price decrease was offset by a 300% increase in quantity sold. The improvement in sales of burn-in systems offset the decrease in sales for Artic Temperature Controlled Chucks, which saw a 42.9% drop in quantity sold and a 17.6% drop in selling price as compared to Q2 2003.

As a result of the increase in sales in the Manufacturing segment, general and administrative expenses as a percentage of sales decreased from 21.7% to 12.4% in the second quarter of fiscal 2004. Our operating income went from a loss to a gain with an income increase of $154 from Q2 2003 to Q2 2004. Salaries for the operation in the United States were reduced by $67 due to lay-offs as part of cost-cutting measures. Reserve for doubtful debt decreased by $31 as customers proved consistently prompt with payments.

Testing Segment

The revenue and operating income for the Testing segment for the second quarter of 2004 and 2003 were as follows:

(In Thousands, unaudited)	Q2 2004	Q2 2003

Revenue	$2,349	$2,347
Operating income	$132	$322

Net sales in the Testing segment remained basically flat from Q2 2003 to Q2 2004, although operating income did decrease (as explained below). The activities in Singapore have slowed down due to lower demand for the Company’s burn-in services. However, this was offset by an increase in activities in our Thailand operation with sales $143 greater than those of Q2 2003. As testing services depend solely upon customer demand, it is difficult to predict whether or not this trend will continue.

Gross margin dropped significantly from Q2 2003 to Q2 2004 due to several factors, the first being a reduction in service fees of approximately 3.2% in order to maintain market share. In addition, certain products required extended burn-in hours, hence an increase in utilities usage, compounded by inflated utilities rates which all resulted in an increase of $47. As a result, operating income decreased from $322 in Q2 2003 to $132 in Q2 2004.

Distribution Segment

The revenue and operating income for the Distribution segment for the second quarter of 2004 and 2003 were as follows:

(In Thousands, unaudited)	Q2 2004	Q2 2003

Revenue	$992	$1,314
Operating income	$76	$(85)

Net revenue in the Distribution Segment decreased by $322 from Q2 2003 to Q2 2004. We saw a drop of almost half the quantity sold of low-margin products as compared to Q2 2003, accompanied by a 5% drop in selling price. This was offset by an increase in the average selling price for Vibration products in Q2 2004, mainly due to our unique ability to meet customers’ specialized demands, hence our ability to charge more.

Despite the decrease in sales, the margin in the Distribution segment did show improvement. A decrease in unit volume of low-margin products combined with the improvement of the average unit selling price of Vibration products resulted in an improved margin, which in turn resulted in an operating income of $76 in Q2 2004 as opposed to an operating loss of $85 in Q2 2003.

Corporate

The operating loss for Corporate for the second quarter of 2004 and 2003 were as follows:

(In Thousands, unaudited)	Q2 2004	Q2 2003

Operating loss	$1	$(36)

Corporate saw a decrease in operating loss of $35 in Q2 2004 as compared to Q2 2003. Corporate increased the allocation charged to subsidiaries by 10.1% based on their increase in sales volume of 15.6%.

Operating Expenses

Operating expenses for the second quarter of 2004 and 2003 were as follows:

(In Thousands, unaudited)	Q2 2004	Q2 2003

General and administrative	$970	$1,087
Selling	$212	$213
Research and development	$27	$28

As a percentage of sales, operating expenses decreased by 2.4% from 26.3% in the second quarter of 2003 to 23.9% in 2004, due to the decline in general and administrative expenses as a percentage of sales.

As a percentage of sales, general and administrative expenses decreased by 2.3% from 21.5% in Q2 2003 to 19.2% in Q2 2004, mainly attributable to the Manufacturing segment. With tight cost control, the labor, overheads, office salaries, insurance and traveling expenses in the Manufacturing segment did not increase in accordance with the 23.4% increase in sales from Q2 2003.

General and administrative expenses decreased by $116 from $1,087 in Q2 2003 to $970 in Q2 2004. This was attributable to the decrease in salaries for operations in the United States by $36 as part of implementing cost-cutting measures, and a decrease in salaries by $47 in Singapore as a result of a reduction in headcount. Also, there was a $31 decrease in the reserve for doubtful debts for the Manufacturing segment as customers are consistently prompt with payment.

Selling and research and development expenses were essentially flat when compared to Q2 2003, despite the increase in sales. The majority of the sales increase was based on direct sales where no additional commission needed to be paid out, hence as a percentage of sales, selling expenses remained consistent at 4.2% .

There was no increase in research and development activities, as the demand for Artic Temperature Controlled Chucks declined as compared to Q2 2003.

Interest Expense

Interest expense for second quarter 2004 and 2003 were as follow:

(In Thousands, unaudited)	Q2 2004	Q2 2003

Interest expense	$(31)	$(46)

Interest expense decreased $15 in Q2 2004 due primarily to a repayment of $300 on the line of credit and net repayment of $968 on long-term debt and capitalized leases. This offset the additional borrowings obtained for building extensions and burn-in systems in the second quarter.

Other Income

Other income for second quarter 2004 and 2003 were as follows:

(In Thousands, unaudited)	Q2 2004	Q2 2003

Other income	$58	$50

Other income increased by $8 from Q2 2003 to Q2 2004. The increase was due to a rise in rental income of $20 for the letting out of our factory in Ireland. This increase was partially offset by a decrease of $12 in certain areas of other income.

Income Tax

Current income tax expense for Q2 2004 was approximately $18, a decrease of $36, compared to the income tax provision reversal of $18 for 2003, mainly due to higher tax assets in Q2 2003 to offset the taxable profits generated from Southeast Asia. Because of the different income tax jurisdictions, the taxable income generated in foreign countries will not offset the net loss generated in the U.S. Therefore, we generally incur certain income tax expenses in any fiscal year.

Net Income (Loss)

As a result of all of the factors analyzed above, the net income attributable to common shares for the quarter ended December 31, 2003 was approximately $218, which represented an increase of $127 in net income from a net income of approximately $91 attributable to common shares for the quarter ended December 31, 2002. Consequently, basic earning per share for the quarter ended December 31, 2003 increased by $0.04 from basic earnings per share of $0.03 in 2003 to $0.07 per share in 2004. Diluted income per share for 2004 was $0.07 per share, representing an increase of $0.04 per share from diluted income per share of $0.03 for 2003.

Year to Date Comparison of the Six Months Ended December 31, 2003 (“2004”) to the Six Months Ended December 31, 2002 (“2003”)

The following table sets forth certain consolidated statements of income data as a percentage of net sales for the first half of fiscal years 2004 and 2003, respectively.

	YTD 2004	YTD 2003

Net Sales	100.0%	100.0%
Cost of Sales	73.6%	71.5%

Gross Margin	26.4%	28.5%
Operating Expenses
General and administrative	21.9%	21.6%
Selling	4.7%	4.3%
Research and development	0.7%	0.5%
(Gain) Loss on disposal of PP&E	0.1%	1.0%

Operating Expenses	27.4%	27.4%

(Loss) Income from operations	-1.0%	1.1%

Net Sales

Overall sales for 2004 were $8,906, a decrease of 18.8% as compared to 2003. This decrease was attributable to a decline in sales in all operations during the first half of 2004—Distribution, Testing, and Manufacturing. The Distribution segment saw its most significant drop off in the area of low margin front-end products, which decreased by $1,370 when compared to the first half of 2003, due to declining customer demand for low margin front-end products. Deteriorating sales in the Testing segment were attributed to a reduction in service fees in order to remain competitive in the market, as well as lower activities in Singapore as a result of lower demand for Burn-in services. However, this was offset with an increase in activities for the Thailand operation. In the Manufacturing segment, sales for Artic Temperature Controlled Chucks and Standard Assemblies and spare parts decreased due to lower demand and a decline in unit selling price for these products.

Geographically, net sales into and within the Southeast Asia region decreased by 11.3% compared to the first half of 2003, due to the declining demand for Burn-in services from the Testing segment in Singapore. Net sales into and within the United States decreased 35.9% as compared to this same period last year, due mostly to declining demand in the U.S. for front-end products from the Distribution segment in Singapore, as well as Wet Process Stations and Artic Temperature Controlled Chucks from the Manufacturing segment in the U.S..

Gross Margin

Our overall gross margin dropped from 28.5% in the first half of 2003 to 26.4% in 2004, a 2.1% difference. Margins in both the Testing and Manufacturing segments deteriorated as compared to 2003. In our Testing segment, this was a result of a reduction in service fees in an effort to retain existing customers and capture new ones in an increasingly competitive market. Additionally, material costs such as utilities increased due to higher usage of certain products in our Testing segment. Gross margin in the Manufacturing segment deteriorated because, while Burn-in systems increased in sales volume, they decreased in average unit selling price thereby generating a lower margin.

Manufacturing Segment

The revenue and operating income for the Manufacturing segment for the first half of 2004 and 2003 were as follows:

(In Thousands, unaudited)	YTD 2004	YTD 2003

Revenue	$2,621	$3,135
Operating loss	$(277)	$(279)

Net sales in the Manufacturing segment decreased by $514 from the first half of 2003 to the first half of 2004, as customers in United States remained conservative in their capital spending and the demand for certain products dropped. This decline was attributable mainly to a decrease in sales of $302 worth of Artic Temperature Controlled Chucks, a 53.3% drop in quantity sold and a 27% drop in selling price as compared to last year. Standard Assemblies and spare parts also saw a significant decline of $121 in sales, an 87.7% decrease in selling price, in spite of holding steady on the quantity sold.

Our operating loss reduced marginally by $2 due mainly to the decrease in gross margin as a result of lower margin for Artic Temperature Controlled Chucks and Burn-in systems with lower average selling price when compared to the same period last year. With the reduction in headcount, labor costs and salaries decreased by $56 and $78 respectively as compared to the first half of 2003. However, the operating loss did not substantially reduce as cost of sales and operating expenses comprised of fixed and semi-fixed elements, such as depreciation, rental and insurance, remained unchanged despite the significant drop in sales.

Testing Segment

The revenue and operating income for the Testing segment for the first half of 2004 and 2003 were as follows:

(In Thousands, unaudited)	YTD 2004	YTD 2003

Revenue	$4,633	$4,911
Operating income	$214	$609

The activities in Singapore have slowed down due to lower demand for Burn-in services. However, this was partly offset by an increase in activities in our Thailand operation with sales $218 greater as compared to the first half of 2003. As testing services depend solely upon customer demand, it is difficult to predict whether or not this trend will continue.

Gross margin dropped significantly in the first half of 2004 for two major reasons. Firstly, the segment reduced service fees of approximately 5.5% in order to maintain market share. Secondly, certain products required increased burn-in hours, hence an increase in utilities usage, compounded by a rise in utility rates. Consequently, utilities as a part of material costs increased by $142 as compared to the same period last year. Labor costs remained the same despite the decline in sales. As a result, operating income decreased by $395 as compared to the first half of 2003.

Distribution Segment

The revenue and operating income for the Distribution segment for the first half of 2004 and 2003 were as follows:

(In Thousands, unaudited)	YTD 2004	YTD 2003

Revenue	$1,652	$2,920
Operating income	$38	$(101)

Net revenue in the Distribution segment decreased by $1,268 from the first half of 2003 to the first half of 2004. We saw a drop of 46% of the quantity sold of low margin products as compared to the first half of 2003, accompanied by a 23.1% drop in selling price. Vibration and other products saw an increase in sales of $91 from this same period last year, in spite of holding steady on the quantity sold, due to a 21.1% increase in the selling price.

Despite the decrease in sales, the margin in the Distribution segment did show improvement. A decrease in unit volume of low-margin products combined with the improvement of the average unit selling price of Vibration products resulted in an improved margin, which in turn resulted in an operating income of $38 in the first half of 2004 as opposed to an operating loss of $101 in 2003.

Corporate

The operating loss for Corporate for the first half of 2004 and 2003 were as follows:

(In Thousands, unaudited)	YTD 2004	YTD 2003

Operating loss	$(61)	$(115)

Corporate saw a decrease in operating loss of $54 in the first half of 2004 as compared to 2003. This was mainly due to the increase in allocation charged to subsidiaries by 10.1%, offset by a decrease in subsidiaries’ sales by 8%. In addition, a compensation cost of $14 was charged in 2003 because of the grant of certain stock options having exercise prices at less than the then fair market value of the underlying Common Stock. No similar compensation cost was charged in 2004 as all stock options granted in 2004 had exercise prices equal to the fair market value of the underlying Common Stock.

Operating Expenses

Operating expenses for the first half of 2004 and 2003 were as follows:

(In Thousands, unaudited)	YTD 2004	YTD 2003

General and administrative	$1,953	$2,371
Selling	$417	$472
Research and development	$59	$55
Loss on disposal of property, plant and equipment	$4	$112

As a percentage of sales, operating expenses decreased by 0.1% from 27.4% in the first half of 2003 to 27.3% in 2004.

General and administrative expenses decreased by $418 from the first half of 2003 due to several factors. To begin with, salaries were reduced by $78 in Southeast Asia and $99 in the U.S. as part of cost cutting measures. As further cost cutting measures, insurance, travel and entertainment were reduced by $42. Due to poorer performance in 2004, bonus provisions were reduced by $151 in the Singapore operation and in our Corporate facilities. There were fewer provisions for doubtful debts by $31 in our Manufacturing operations as customers consistently proved prompt in payment. Compensation costs decreased by $14 due to the granting of certain stock options in 2003 which had an exercise option price of less than the fair market value. Finally, there was a $3 decrease in miscellaneous costs.

Selling expenses decreased by $55 in the first half of 2004 as compared to the same period in 2003. $12 related to a decrease in commission-related sales in our Distribution and Manufacturing segments. A reduction in headcount, primarily in our Singapore operations, resulted in a $43 drop in salaries.

In the first half of 2004, research and development expenses increased primarily due to the bonuses paid to the research group in profitable U.S. operations based on their 2003 performance.

Loss on Disposal of Property, Plant and Equipment

The loss on disposal of property, plant and equipment decreased in 2004. Of that decrease, $112 related to obsolete burn-in facilities in Southeast Asia in 2003 replaced with investments in new technology.

Interest Expense

Interest expense for the first half 2004 and 2003 were as follows:

(In Thousands, unaudited)	YTD 2004	YTD 2003

Interest expense	$(66)	$(97)

Interest expense decreased $31 in the first half of 2004 as compared to 2003 due to lower interest incurred on our line of credit, as our Singapore operations repaid one of the lines of credit fully during the end of 2003. Additionally, lower interest incurred on the term loan in our Singapore operation, as more than 50% of the loan had been repaid. This offset the interest from additional borrowings obtained for building extensions and Burn-in systems in the second quarter.

Other Income

Other income for first half of 2004 and 2003 were as follows:

(In Thousands, unaudited)	YTD 2004	YTD 2003

Other income	$196	$164

Other income increased by $32 from the first half of 2003 to the first half of 2004. The increase was due to a rise in rental income of $38 and an increase of $69 in net gain on disposal of marketable securities income. These were offset by an increase of $28 in currency exchange loss, a decrease of $26 in dividends and interest income, and a decrease of $20 in royalty income.

Income Tax

Current income tax expense for 2004 was approximately $33, a decrease of $17 compared to the income tax expenses of $50 for 2003, mainly due to lower profits generated from Southeast Asia. Because of the different income tax jurisdictions, the taxable income generated in foreign countries will not offset the net loss generated in the U.S. Therefore, we generally incur certain income tax expenses in any fiscal year.

Net Income (Loss)

As a result of all of the factors analyzed above, the net loss attributable to common shares for the first half of 2004 was approximately $47, which represented a loss of $194 in 2004 from a net income of approximately $147 in 2003 attributable to common shares for the first half of 2003. Consequently, basic earnings per share for 2004 decreased by $0.07 from basic earnings per share of $0.05 for 2003 to a loss of $0.02 per share for 2004. Diluted loss per share for 2004 was $0.02 per share, representing a decrease of $0.07 per share from diluted income per share of $0.05 for 2003.

Liquidity and Capital Resources

We had working capital (defined as current assets minus current liabilities) of approximately $7,176 as of December 31, 2003, which represented an increase of approximately $149 compared to working capital of $7,027 as of June 30, 2003, a 2.1% increase. The current ratio (defined as current assets divided by current liabilities) was 2.58 as of December 31, 2003 compared to 2.57 as of June 30, 2003. The quick ratio (defined as current assets less inventory, divided by current liabilities) also increased slightly to 2.35 as of December 31, 2003 from 2.34 as of June 30, 2003. We believe that the consistency of both the current and quick ratios at December 31, 2003 compared to those at December 31, 2002 indicate the strong liquidity position of the Company and its ability to meet its short term obligations. The Company had positive working capital for the nine fiscal years prior to the year ended June 30, 2003. We believe that the Company has the ability to maintain positive working capital and strong liquidity in the near future.

The Company’s credit rating provides ready and ample access to funds in global capital markets. At December 31, 2003, the Company had available short-term lines of credit totaling $3,075 of which $2,928 was unused.

Entity with Facility	Type of	Interest	Credit	Unused

Trio-Tech Malaysia	Line of Credit	7.00%	$91	$91
Trio-Tech Bangkok	Line of Credit	5.75%	50	50
Trio-Tech Singapore	Line of Credit	6.00%	2,934	2,787

			$3,075	$2,928

Net cash provided by operating activities during the six months ended December 31, 2003 was $1,146, reflecting a decrease of $141 or 11%, compared to net cash of $1,287 provided by operating activities during the six months ended December 31, 2002. Net income deteriorated by $194 from $147 to a net loss of $47, mainly resulting from a decrease in sales of $2,060 or 18.8% for the six months ended December 31, 2003 compared to the six months ended December 31, 2002. In addition, all the marketable securities were disposed during the six months ended December 31, 2003, resulting in a higher gain on disposal of $114 compared to $45 for the six months ended December 31, 2002, which was adjusted as a non-cash item. This resulted in less cash provided by operating activities.

Net cash used in investing activities during the six months ended December 31, 2003 was $509 compared to $696 of net cash used in the six months ended December 31, 2002. The $187 decrease in cash used was partly attributable to fewer purchases of marketable securities of only $4 for the six months ended December 31, 2003, as compared to $304 for the six months ended December 31, 2002. The Company generated higher proceeds by disposing of $100 of marketable securities when we sold and exited the market during the six months ended December 31, 2003. These were offset by higher investments of $256 in short term deposits during the six months ended December 31, 2003.

Net cash used in financing activities during the six months ended December 31, 2003 was $137, reflecting a decrease of $608 compared to $745 used in financing activities during 2003. Out of the decrease of $608, $585 was due to lower net repayment on lines of credit, debt and capitalized leases during the six months ended December 31, 2003 compared to net repayment of $674 for the six months ended December 31, 2002.

Approximately $1,510 of cash deposits as of December 31, 2003 is held in the Company’s 55% owned Malaysian subsidiary. Of such amount, $1,243 is denominated in the currency of Malaysia, of which $157 is currently available for movement to overseas, as authorized by the Central Bank of Malaysia. There are additional amounts available for distribution as dividends (after making deductions for income tax) pursuant to Malaysian regulations.

The future cash requirements are mainly for use in daily operations. The subsidiaries are projected to generate positive cashflow in the short term as they continue to implement strict cost-control measures, despite the outlook in the market remaining slow. There are no capital commitments except those that have been disclosed, as of December 31, 2003 or in the foreseeable future.

Corporate Guarantee Arrangement

The Company provides a corporate guarantee to one of its subsidiaries in Southeast Asia of approximately $1,467 to secure line-of-credit and term loans from a bank to finance the operations of such subsidiary. With the strong financial position of the subsidiary company, the Company believes this corporate guarantee arrangement will have no material impact on its liquidity or capital resources.

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

In January 2003, FASB issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to those entities defined as “Variable Interest Entities” (more commonly referred to as special purpose entities) in which equity investors do not have the characteristics of a “controlling financial interest” or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to all Variable Interest Entities created after January 31, 2003 and by the beginning of the first interim or annual reporting period commencing after June 15, 2003 for Variable Interest Entities created prior to February 1, 2003. On October 9, 2003, the FASB issued FASB Staff Position 46-6 (“FSP 46-6”) deferring the effective date for applying the provisions of FIN 46 for public entities with variable interests in entities created before February 1, 2003, until the end of the first interim or annual period ending after December 15, 2003. In December 2003, the FASB issued a revised version of FIN 46. This revised version defers the effective date for public entities that are not small business issuers to the first reporting period beginning March 15, 2004. The Company has no variable interests in entities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. We do not use derivative financial instruments in our investment portfolio. Our investment portfolio is generally comprised of cash deposits. Our policy is to place these investments in instruments that meet high credit quality standards. These securities are subject to interest rate risk, and could decline in value if interest rates fluctuate, and thus subject us to market risk as a result of those fluctuations. Due to the short duration and conservative nature of our investment portfolio, we do not expect any material loss with respect to our investment portfolio.

The interest on our loans, capitalized leases and lines of credit range from 4.50% to 13% per annum. As of December 31, 2003, the outstanding aggregate principal balance on these loans was approximately $2,078. These interest rates are subject to change and we cannot predict an increase or decrease in rates, if any.

Foreign Currency Exchange Rate Risk. Significant portions of our revenues are denominated in Singapore dollars, Malaysian ringgit, Thai baht and other currencies. Consequently, a portion of our costs, revenues and operating margins may be affected by fluctuations in exchange rates, primarily between the U.S. dollar and such foreign currencies. We are also affected by fluctuations in exchange rates if there is a mismatch between our foreign currency denominated assets and liabilities. Foreign currency adjustments resulted in an increase of $223 and a decrease of $8 to shareholders’ equity for six months ended December 31, 2003 and 2002, respectively.

We try to reduce our risk of foreign currency fluctuations by purchasing certain equipment and supplies in U.S. dollars and seeking payment, when possible, in U.S. dollars. However, we may not be successful in our attempts to mitigate our exposure to exchange rate fluctuations. Those fluctuations could have a material adverse effect on the Company’s financial results.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2003. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective. During the Company’s second fiscal quarter, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

TRIO-TECH INTERNATIONAL
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to Vote of Security Holders

An annual meeting of shareholders was held December 9, 2003. The only matter voted on at the annual meeting was the election of Directors. Proxies for the annual meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to management’s nominees for Directors as listed in the Proxy Statement. All of such nominees were elected. The number of votes for each of such nominees was as follows (there being no abstentions or votes withheld):

Director	For	Against	Abstain	No Vote	Total

Jason Adelman	2,385,175	3,587			2,388,762
Richard Horowitz	2,385,175	3,587			2,388,762
Yong Siew Wai	2,385,175	3,587			2,388,762
A. Charles Wilson	2,385,175	3,587			2,388,762

Item 5.	Other Information

Not applicable

Item 6.	Exhibits and reports on Form 8-K

(a) Exhibits

31.1	Certification of Principal Executive Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002

31.2	Certification of Principal Financial Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

(b) Reports on Form 8-K

The Registrant filed the following reports on Form 8-K with the Securities and Exchange Commission during the second quarter ended December 31, 2003:

(1) Form 8-K, filed November 13, 2003 (with date of earliest event reported of November 7, 2003) reporting under Item 12.

(2) Form 8-K, filed October 1, 2003 (with date of earliest event reported of September 25, 2003) reporting under Items 7 and 12.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIO-TECH INTERNATIONAL

By:	/s/ Victor H.M. Ting

VICTOR H.M. TING Vice President and Chief Financial Officer (Principal Financial Officer) Dated: February 9, 2004