Form 10-Q
period 2004-03-31
TRIO TECH INTERNATIONAL
filed 2004-05-07
CIK 732026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed with the Commission by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

     Number of shares of common stock outstanding as of May 4, 2004 is 2,954,542.

TRIO-TECH INTERNATIONAL
INDEX TO CONSOLIDATED FINANCIAL INFORMATION, OTHER INFORMATION AND SIGNATURE

		Page
Part I.	Financial Information
Item 1.	Consolidated Balance Sheets as of Mar. 31, 2004 (Unaudited) and June 30, 2003	3
	Consolidated Statements of Operations and Comprehensive Income (loss) for the Three and Nine Months Ended Mar. 31, 2004 (Unaudited) and Mar. 31, 2003 (Unaudited)	4
	Consolidated Statements of Cash Flows for the Nine Months Ended Mar. 31, 2004 (Unaudited) and Mar. 31, 2003 (Unaudited)	5
	Notes to Consolidated Financial Statements (Unaudited)	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24
Item 4.	Controls and Procedures	24
Part II.	Other Information
Item 1.	Legal Proceedings	25
Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	25
Item 3.	Defaults upon Senior Securities	25
Item 4.	Submission of Matters to a Vote of Security Holders	25
Item 5.	Other Information	25
Item 6.	Exhibits and Reports on Form 8-K	25
Signatures		26
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (IN THOUSANDS EXCEPT SHARE AMOUNTS)

		Mar 31,	June 30,
	Note	2004	2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash		$1,166	$1,495
Short term deposits		5,388	4,308
Investments in marketable securities		—	485
Trade accounts receivable, less allowance for doubtful accounts of $158 at Mar. 31, 2004 and $157 at Jun. 30, 2003, respectively		3,698	3,643
Other receivables		450	373
Inventories, less provision for obsolete stock of $467 at Mar. 31, 2004 and $735 at Jun. 30, 2003, respectively		1,087	1,049
Prepaid expenses and other current assets		165	140

Total current assets		11,954	11,493
PROPERTY, PLANT AND EQUIPMENT, Net		5,310	5,210
OTHER ASSETS, Net		0	8

TOTAL ASSETS		$17,264	$16,711

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Lines of credit		$148	$300
Accounts payable		1,466	1,080
Accrued expenses		2,130	2,096
Income taxes payable		8	56
Current portion of notes payable		578	632
Current portion of capitalized leases		235	302

Total current liabilities		4,565	4,466

NOTES PAYABLE, net of current portion		680	492
CAPITALIZED LEASES, net of current portion		245	344
DEFERRED INCOME TAXES		738	711

TOTAL LIABILITIES		6,228	6,013

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST		2,114	2,108
SHAREHOLDERS’ EQUITY:
Common stock; no par value, authorized, 15,000,000 shares; issued and outstanding 2,932,542 shares at Mar. 31, 2004 and 2,927,542 shares at Jun. 30, 2003, respectively		9,437	9,423
Additional paid-in capital		284	284
Retained earnings (accumulated deficit)		(618)	(739)
Accumulated other comprehensive income-marketable securities		—	45
Accumulated other comprehensive loss-translation adjustment		(181)	(423)

Total shareholders’ equity		8,922	8,590

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$17,264	$16,711

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE )

	Nine Months Ended		Three Months Ended
	Mar. 31,	Mar. 31,	Mar. 31,	Mar. 31,
	2004	2003	2004	2003
NET SALES	$13,948	$16,527	$5,042	$5,561
COST OF SALES	10,402	12,378	3,843	4,535

GROSS PROFIT	3,546	4,149	1,199	1,026
OPERATING EXPENSES:
General and administrative	2,915	3,192	962	822
Selling	552	655	135	182
Research and development	88	89	29	34
(Gain) loss on disposal of property, plant and equipment	(58)	112	(62)	—

Total	3,497	4,048	1,064	1,038

INCOME (LOSS) FROM OPERATIONS	49	101	135	(12)
OTHER INCOME (EXPENSE)
Interest expense	(95)	(145)	(29)	(48)
Other income	263	241	67	76

Total	168	96	38	28

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	217	197	173	16
INCOME TAXES	40	71	7	21

INCOME (LOSS) BEFORE MINORITY INTEREST	177	126	166	(5)
MINORITY INTEREST	(56)	49	2	33

NET INCOME ATTRIBUTABLE TO COMMON SHARES	121	175	168	28

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealised loss on investment	(45)	(24)	—	—
Foreign currency translation adjustment	242	(66)	19	(58)

COMPREHENSIVE INCOME (LOSS)	$318	$85	$187	$(30)

EARNINGS PER SHARE:
Basic	$0.04	$0.06	$0.06	$0.01

Diluted	$0.04	$0.06	$0.06	$0.01

WEIGHTED AVERAGE NUMBER OF COMMON AND POTENTIAL COMMON SHARES OUTSTANDING
Basic	2,931	2,928	2,933	2,928
Diluted	2,984	2,928	3,036	2,928

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED, IN THOUSANDS)

	Nine Months Ended
	Mar. 31,	Mar. 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$121	$175
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	885	965
Bad debt expenses (recovery), net	1	(14)
Stock Compensation	—	14
(Gain) loss on sale of property and equipment	(58)	112
Gain on disposal of marketable securities	(114)	(45)
Deferred income taxes	27	—
Minority interest	56	(49)
Changes in operating assets and liabilities:
Accounts receivable, net	(56)	(474)
Other receivables	(74)	(150)
Inventories	(38)	202
Prepaid expenses and other current assets	(25)	(39)
Accounts payable and accrued expenses	420	(494)
Income taxes payable	(43)	(47)

Net cash provided by operating activities	1,102	156

CASH FLOWS FROM INVESTING ACTIVITIES:
Short term deposits	(1,080)	1,895
Capital expenditures	(761)	(492)
Purchase of marketable securities	(4)	(371)
Other assets	8	61
Proceeds from disposal of marketable securities	555	529
Proceeds from sale of property and equipment	101	—

Net cash (used in) provided by investing activities	(1,181)	1,622

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments and borrowings on lines of credit	(156)	(698)
Payments on debt and capitalized leases	(1,217)	(1,279)
Principal borrowings on debt and capitalized leases	1,090	898
Dividends paid to minority interest	(63)	(71)
Cash received from stock options exercised	14	—

Net cash used in financing activities	(332)	(1,150)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	82	(79)
NET (DECREASE) INCREASE IN CASH	(329)	549
CASH, BEGINNING OF PERIOD	1,495	1,128

CASH, END OF PERIOD	$1,166	$1,677

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$93	$145
Income taxes	$83	$102
NON-CASH INVESTING AND FINANCING ACTIVITIES
- Acquisition of property, plant and equipment under capital finance lease	$95	$363
- Capitalization of property, plant and equipment paid in advance	$—	$333

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. All significant inter-company accounts and transactions have been eliminated in consolidation. The unaudited consolidated financial statements are presented in U.S. dollars. Accordingly, the accompanying financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the nine months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report for the fiscal year ended June 30, 2003.

The Company’s fiscal quarters generally end on the last Friday of the end of the fiscal quarter. The quarter end dates for the periods ending March 31, 2004 and March 31, 2003 were March 26, 2004 and March 28, 2003, respectively.

Certain prior period balances have been reclassified to conform with the current period presentation.

2. INVENTORIES

Inventories consist of the following:

	Mar 31,	June 30,
	2004	2003
	(Unaudited)
Raw materials	$599	$873
Work in progress	557	166
Finished goods	398	745
Less: provision for obsolete inventory	(467)	(735)

	$1,087	$1,049

3.	STOCK OPTIONS

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

The following table illustrates the effect on net income and income per share as if the Company had applied the fair value recognition provision of SFAS No. 123 to stock-based employee compensation.

	Nine Months Ended		Three Months Ended
	Mar 31,	Mar 31,	Mar 31,	Mar 31,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Net income: as reported	$121	$175	$168	$28
Add: stock based employee compensation included in reported income	$—	$14	$—	$—
Deduct: total stock based employee compensation expense determined under fair value method for all awards	(31)	(18)	(10)	(6)

Pro forma net income	$90	$171	$158	$22

Income per share — basic
As reported	$0.04	$0.06	$0.06	$0.01
Pro forma	$0.03	$0.06	$0.05	$0.01
Income per share — diluted
As reported	$0.04	$0.06	$0.06	$0.01
Pro forma	$0.03	$0.06	$0.05	$0.01

As required by SFAS 123, the Company provides the following disclosure of estimated values for these awards. The weighted-average grant-date fair value of options granted during 2004 and 2003 was estimated to be $2.66 and $2.25 respectively.

The fair value of each option grant was estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for 2004 and 2003, respectively; risk free interest rates of 1.58% and 2.93%, expected lives of 2 years for 2004 and 1 year for 2003; volatility of 42.5% and 45.99% and no assumed dividends.

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

Stock options to purchase 378,500 shares at prices ranging from $2.25 to $6.00 per share were outstanding during the nine months ending March 31, 2004. The following options were excluded in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares and therefore were anti-dilutive:

Type	Shares	Price	Expiration
Options Options Options	20,000 32,000 49,000	$5.63 $5.37 $6.00	September 18, 2005 July 10, 2005 March 27, 2005

Stock options and warrants to purchase 469,500 shares at prices ranging from $2.25 to $6.00 per share were outstanding during the nine months ended March 31, 2003 and were excluded from the computation of diluted EPS because their effect would have been anti-dilutive.

The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted EPS for the years presented herein:

	Nine Months Ended		Three Months Ended
	Mar. 31	Mar. 31	Mar. 31	Mar. 31
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Net income used to compute basic and diluted earnings per share	$121	$175	$168	$28

Weighted average number of common shares outstanding — basic	2,931,000	2,928,000	2,933,000	2,928,000
Dilutive effect of stock options	53,000	—	103,000	—
Number of shares used to compute earnings per share — diluted	2,984,000	2,928,000	3,036,000	2,928,000

5.	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are customer obligations due under normal trade terms. We sell our products and services to manufacturers in the semiconductor industry. We perform continuing credit evaluations of our customers’ financial condition and although we generally do not require collateral, letters of credit may be required from our customers in certain circumstances.

Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. We include any accounts receivable balances that are determined to be uncollectible in our allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to us, we believe our allowance for doubtful accounts as of March 31, 2004 is adequate. However, actual write-offs might exceed the recorded allowance.

	Mar 31,	June 30,
	2004	2003
	(Unaudited)
Beginning	$157	$174
Additions charged to cost and expenses	8	—
Recovered	(7)	(17)
Actual write-offs	—	—

Ending	$158	$157

6.	WARRANTY ACCRUAL

	Mar 31,	Jun 30,
	2004	2003
	(Unaudited)
Beginning	$165	$305
Additions charged to cost and expenses	—	1
Recovered	—	(126)
Actual write-offs	(20)	(15)

Ending	$145	$165

7.	SUBSEQUENT EVENTS

Trio-Tech Malaysia (“Buyer”), one of the Malaysia subsidiaries, entered into an agreement with TS Matrix Bhd, a Malaysian company (“Seller”) on March 29, 2004. Buyer has agreed to acquire certain assets of Seller utilized by the burn-in testing division of Seller for an aggregate cash purchase price of 3,500,000 Ringgit Malaysia (or approximately $921,052 (US) based on the spot exchange rate published in Federal Reserve as of March 29, 2004). Buyer will also acquire additional assets with a purchase price of not less than 700,000 Ringgit Malaysia (or approximately $184,211 (US) based on the spot exchange rate published in Federal Reserve as of March 29, 2004). The completion of the Agreement and thus Buyer’s obligation to purchase such assets is subject to various conditions precedent including Buyer’s satisfactory due diligence examination and Buyer entering into a new business contract with the existing customer of the Seller. The conditions precedent must be satisfied within three calendar months from the date of the Agreement. 10% was paid as a deposit towards the aggregate purchase price.

8.	BUSINESS SEGMENTS

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

All inter-segment sales are sales from the Manufacturing Segment to the Testing and Distribution Segment. Total inter-segment sales were $96 and $39 for the nine months ended March 31, 2004 and 2003 respectively, and $62 and $8 for the three months ended 2004 and 2003 respectively. Corporate assets mainly consist of cash and prepaid expenses. Corporate expenses mainly consist of salaries, insurance, professional expenses and directors’ fees.

The following segment information is unaudited and is in thousands:

Business Segment Information:

	Three Months		Operating		Depr.
	Ended	Net	Income		and	Capital
	Mar. 31,	Sales	(loss)	Assets	Amort.	Expenditures
Manufacturing	FY 2004	$1,938	$52	$2,277	$23	$3
	FY 2003	$902	$(264)	$2,792	$23	$1
Testing Services	FY 2004	$2,244	$68	$14,385	$246	$58
	FY 2003	$2,327	$228	$14,083	$269	$65
Distribution	FY 2004	$860	$(17)	$579	$33	$63
	FY 2003	$2,332	$(6)	$450	$27	$10
Corporate and	FY 2004	$—	$32	$23	$2	$—
unallocated	FY 2003	$—	$30	$473	$2	$—
Total Company	FY 2004	$5,042	$135	$17,264	$304	$124
	FY 2003	$5,561	$(12)	$17,798	$321	$76

Business Segment Information:

	Nine Months		Operating		Depr.
	Ended	Net	Income		and	Capital
	Mar. 31,	Sales	(loss)	Assets	Amort.	Expenditures
Manufacturing	FY 2004	$4,559	$(225)	$2,277	$68	$61
	FY 2003	$4,037	$(526)	$2,792	$65	$6
Testing Services	FY 2004	$6,877	$282	$14,385	$720	$647
	FY 2003	$7,238	$836	$14,083	$812	$1,139
Distribution	FY 2004	$2,512	$21	$579	$92	$148
	FY 2003	$5,252	$(125)	$450	$84	$43
Corporate and	FY 2004	$—	$(29)	$23	$5	$—
unallocated	FY 2003	$—	$(84)	$473	$4	$—
Total Company	FY 2004	$13,948	$49	$17,264	$885	$856
	FY 2003	$16,527	$101	$17,798	$965	$1,188

Geographic Area Information:

							Elimin-
	Three Months						ations
	Ended	United					and	Total
	Mar. 31,	States	Europe	Singapore	Thailand	Malaysia	Other	Company
Net sales to	FY 2004	$1,547	275	2,453	726	103	(62)	$5,042
customers	FY 2003	$2,747	222	2,029	476	95	(8)	$5,561
Operating	FY 2004	$17	66	20	6	1	25	$135
Income (loss)	FY 2003	$(55)	(56)	54	13	2	30	$(12)
Property, plant	FY 2004	$19	401	3,559	1,008	363	(40)	$5,310
and equipment — net	FY 2003	$119	441	3,781	826	575	(40)	$5,702

Geographic Area Information:

							Elimin-
	Nine Months						ations
	Ended	United					and	Total
	Mar. 31,	States	Europe	Singapore	Thailand	Malaysia	Other	Company
Net sales to	FY 2004	$4,083	864	6,951	1,877	269	(96)	$13,948
customers	FY 2003	$6,705	716	6,783	1,617	745	(39)	$16,527
Operating	FY 2004	$(35)	32	77	21	3	(49)	$49
Income (loss)	FY 2003	$32	(120)	203	49	22	(85)	$101
Property, plant	FY 2004	$19	401	3,559	1,008	363	(40)	$5,310
and equipment — net	FY 2003	$119	441	3,781	826	575	(40)	$5,702

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The discussions of Trio-Tech International’s (the “Company”) business and activities set forth in this Form 10-Q and in other past and future reports and announcements by the Company may contain forward-looking statements within meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and assumptions regarding future activities and results of operations of the Company. In light of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the following factors, among others, could cause actual results to differ materially from those reflected in any forward-looking statement made by or on behalf of the Company: market acceptance of Company products and services; changing business conditions or technologies and volatility in the semiconductor industry, which could affect demand for the Company’s products and services; market demand for higher-end semiconductor equipment; the impact of competition on products and pricing; losses or curtailments of purchases from key customers; problems with technology; product development schedules; delivery schedules; changes in military or commercial testing specifications which could affect the market for the Company’s products and services; difficulties in profitably integrating acquired businesses, if any, into the Company; risks associated with conducting business internationally and especially in Southeast Asia, including currency fluctuations and devaluation, currency restrictions, local laws and restrictions, and possible social, political and economic instability; and other economic, financial and regulatory factors beyond the Company’s control. See the discussions elsewhere in this Form 10-Q for more information. In some cases, you can identify forward-looking statements by the use of terminology such as “may”, “will”, “opinion”, “expects”, “plans”, “anticipates”, “estimates”, “potential”, “believes”, “can impact”, “continue”, or the negative thereof or other comparable terminology.

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

The key performance indicators for the Company are based on market demand. Sales activities such as booking, queries on products and backlog also formed part of our performance indicators, as well as customers’ forecasts and the financial results of customers and competitors. Statistics obtained from the Semiconductor Industry Association (SIA) indicate, in management’s opinion, an upward trend of demand for computers and consumer electronic products which will continue until 2006, after which time no forecast has been given. The SIA report shows that Asia makes up 70% of the semiconductor market region, and there is evidence of a trend in the market of increasing revenue in Asia, mostly into Japan and China.

The Company believes that the current market trend indicates that the overall semiconductor market is responding to the increase in demand for computer and consumer electronics. We believe capital equipment spending is increasing for both commercial and military electronic device manufacturers. However, it appears that customers are still cautious, and are unwilling to spend on high-end equipment at this time.

There are several influencing factors which create uncertainty when forecasting performance, such as the ever-changing nature of technology. For example, the life-cycle of certain types of burn-in products appears to be on the downswing. Additionally, the semiconductor industry is highly competitive. As a result, the Company has taken action to protect itself by, among other things, looking for business opportunities at trade shows, upgrading and improving its burn-in technology as well as looking for alternatives for burn-in, and exploring new markets.

During the nine months ended March 31, 2004, total assets increased by $553 from $16,711 at June 30, 2003 to $17,264. The majority of the increase was in short term deposits, other receivables, property, plant and equipment, but offset with a decrease in cash of $329 and investments in marketable securities of $485.

The increase in short-term deposits of $1,080 from $4,308 at June 30, 2003 to $5,388 at March 31, 2004 mainly derived from cash proceeds from the disposal of marketable securities. All of the $485 of the investments in marketable securities at June 30, 2003 were sold in the second quarter of 2004 in order to take advantage of the increase in market value, utilize the profit and exit the market. In addition, most of the lines of credit were paid off during the nine months ended March 31, 2004, thus decreasing the balance of the lines of credit by 77.7%. The Company reinvested additional cash balances into short-term deposits. Furthermore, the early repayment of a loan in Singapore and the payment of 2003 bonuses contributed to the decrease in cash.

Property, plant and equipment increased in 2004, mainly due to the acquisition of fixed assets in Southeast Asia. During fiscal 2004, the additions to property, plant and equipment totaled $856, including fixed assets under capital lease arrangements. The additions mainly included an extension to a building in the Thailand subsidiary in anticipation of increased capacity, and burn-in systems acquired to meet new customers’ requirements.

Total liabilities at March 31, 2004 were $6,228, reflecting a $215 increase in total liabilities from $6,013 at June 30, 2003. Accounts payable increased by $386 since June 30, 2003 due mainly to a rise in quantity of materials purchased before payment for a few of the operations in Southeast Asia at the end of the third quarter. This was offset by a decrease in line of credit as a result of the net repayment of $152. As of March 31, 2004, total liabilities (excluding minority interest) were 69.8% of total capital, compared with 70% at June 30, 2003. The Company believes its strong credit rating provides ready and ample access to funds in the global capital market.

The long term portion of the notes payable increased by $188, from $492 at June 30, 2003, mainly attributed to Singapore operations where three additional loans were obtained in 2004 compared to one loan obtained in 2003.

The following table sets forth our revenue components for the three and nine months ended March 31, 2004 and 2003, respectively.

Revenue Components

	Nine Months Ending		Three Months Ending
	Mar 31,	Mar 31,	Mar 31,	Mar 31,
	2004	2003	2004	2003
Net Sales:
Testing	49.31%	43.79%	44.52%	41.85%
Manufacturing	32.69	24.43	38.43	16.21
Distribution	18.00	31.78	17.05	41.94

Total	100.00%	100.00%	100.00%	100.00%

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

In the Distribution Segment, the products distributed are front-end and back-end products that may require certain installation work. In general, the common practice is to recognize revenue upon shipment of the distributed product, provided that both title and risk of loss have passed to the customer, collection is reasonably assured and the customer has accepted the shipment in terms of any customer acceptance provisions. In those cases where installation is required, the installation work in the Distribution segment is normally less than 40 hours of our technician labor. Similar to those in the manufacturing segment, our sales contracts are written so that they may list separate installation (including training) and upgrades as a separate line item. In addition, most front-end products (which account for approximately 67.0% and 82.4% of the total revenue in the Distribution Segment for the periods ended March 31, 2004 and March 31, 2003, respectively) do not require installation work. In the case where installation is required, we allocate a portion of the invoice value to the distributed product and the remaining portion to the value of the installation work to be performed, based on the relative fair value of the elements. The revenue allocated to installation and training is recognized upon completion of the installation and training services. The allocation of value between the distributed products and the installation and training work is based on our specific historical experience of the relative fair values of the elements. Such allocation is a critical accounting estimate for our revenue recognition purposes.

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

Comparison of Third Quarter Ended March 31, 2004 (“2004”) and March 31, 2003 (“2003”)

The following table sets forth certain consolidated statements of income data as a percentage of net sales for the third quarter in fiscal year 2004 and 2003:

	Q3 2004	Q3 2003
Net Sales	100.0%	100.0%
Cost of Sales	76.2%	81.5%

Gross Margin	23.8%	18.5%
Operating Expenses General and administrative	19.1%	14.8%
Selling	2.7%	3.3%
Research and development	0.6%	0.6%
Impairment Loss	0.0%	0.0%
(Gain) Loss on disposal of PP&E	1.2%	0.0%

Total Operating Expenses	21.2%	18.7%
Income from operations	2.6%	-0.2%

Net Sales

Overall sales for Q3 2004 were $5,042, a decrease of $519 or 9.34% from overall sales for Q3 2003. This drop in sales was mainly derived from the Distribution segment. However, the Manufacturing revenue cut the decline in Distribution segment sales by half with its increased sales volume and prices.

When broken down by segment, the majority of the decline in sales can be attributed to the Distribution segment. Sales for low margin front-end products decreased, as there were fewer shipments when compared with Q3 2003. Vibration products also declined in sales due to the fact that this equipment has an average selling price of more than $100. In general, customers remained conservative in making larger investments, hence demand was low and a few of our customers showed a preference to substitute equipment at an average unit selling price below $30, instead.

However, the drop in sales in the Distribution segment was offset by an improvement in sales in the Manufacturing segment. Overall, the semiconductor market appears to be responding positively to the increase in demand for computers and consumer electronics products. Sales of burn-in systems and burn-in boards increased as those of our customers who are electronic device manufacturers increased their capital equipment in order to meet the increased production capacity. Specifically, burn-in systems were sold to customers requiring them for the new type of burn-in. Sales of burn-in boards also increased with the demand for electronic components, and the boost in our sales was primarily the result of orders from other burn-in houses in China. Sales of Environmental test equipment were boosted as capital equipment spending increased for both commercial and military electronic device manufacturers. Because of our ability to meet certain customers’ specialized demands, sales of Wet process benches increased and we were able to charge at a higher rate. Unfortunately, there will be a lack of bookings in Q4 2004 for Wet process benches as we transfer manufacturing operations from San Jose in the U.S. to Singapore. In the Testing segment, sales are low due to decreased demand for burn-in services in the Singapore operation.

Geographically, net sales into and within the Southeast Asia region increased by 26.2% compared to Q3 2003 as Asia continues to grow as a global presence in the manufacturing arena due to its lower manufacturing costs. According to SIA forecasts, Asia makes up 70% of the semiconductor market region. Net sales into and within Ireland and other countries increased by 23.9% compared to Q3 2003 due to increased sales in the Ireland operation. Net sales into and within the United States region decreased by 43.7% compared to Q3 2003. This was due to a reduction in demand in the U.S. for front-end products from the Distribution segment in Singapore, and Artic Temperature Controlled Chucks from one of the U.S. operations.

Gross margin

Overall gross margin increased from 18.5% in Q3 2003 to 23.8% in Q3 2004, a difference of 5.3%. Gross margin for the Manufacturing segment improved primarily due to the increase in sales volume and unit selling price by at least one fold for Burn-in systems and Environmental test equipment. This was offset with a reduction in the Testing segment due to increased utilities costs, as well as a reduction in service fees made in an effort to maintain market share and lure new customers in an increasingly competitive market. In addition, the cost of goods sold and operating expenses comprised of fixed and semi-fixed costs such as rental, depreciation, and salaries, did not decrease despite the decrease in sales. While the sales in the Distribution segment decreased by $1.3 million as compared to Q3 2003, its gross margin dropped by only 4%, as the bulk of the sales decline was attributable to front-end low margin products with little impact on the group margin.

Manufacturing Segment

The revenue and operating income for the Manufacturing Segment for the third quarter of 2004 and 2003 were as follows:

(In Thousands, unaudited)	Q3 2004	Q3 2003
Revenue	$1,938	$902
Operating income (loss)	$52	$(264)

Net sales in the Manufacturing segment increased by 115% in Q3 2004 when compared to Q3 2003. This increase in net sales was due to several elements. First, the sales for Environmental test equipment rose by $102, a 140% increase in quantity sold and a 111.9% increase in average unit selling price. Secondly, Burn-in board sales for Q3 2004 rose by $131 due to increased sales into China, a significant increase in quantity sold with a 78.8% drop in average unit selling price. Thirdly, sales of Burn-in systems went up $716 as compared to Q3 2003, as no system was sold in the same quarter last year. And finally, Wet process stations saw a sales increase of $111 in Q3 2004 in spite of a 75% drop in quantity sold, due primarily to the increase in average unit selling price.

Operating income was $52 in Q3 2004 up from an operating loss of $264 in Q3 2003. The turn from an operating loss in Q3 2003 to an operating income in Q3 2004 was due to an improvement of 14.3% in gross margin as the sales volume and prices for the aforementioned products increased. Although sales increased one fold as compared to Q3 2003, the operating expenses did not increase at the same pace. In fact, General and administrative expenses as a percentage of sales decreased from 22.5% in Q3 2003 to 16% in Q3 2004.

The Manufacturing segment in Singapore managed the sales increase with its existing headcount and tried to outsource some of the projects so as to maintain a lean workforce. With this strategy, the operation was able to operate at lower overhead. Additionally, as the operation in San Jose has completely closed down, we saved $37 in salaries due to staff lay-offs in operating expenses as a whole.

Testing Segment

The revenue and operating income for the Testing Segment for the third quarter of 2004 and 2003 were as follows:

(In Thousands, unaudited)	Q3 2004	Q3 2003
Revenue	$2,244	$2,327
Operating income	$68	$228

The Testing segment saw a decrease in revenue from $2,327 in Q3 2003 to $2,244 in Q3 2004, as well as a decrease in operating income from $228 in Q3 2003 to $68 in the same quarter 2004. A portion of the drop in net sales was due to lower burn-in volume as customers’ burn-in requirements changed, and a fall in demand in the Singapore operation for one particular burn-in device. As a result of this fall in demand, the sections used for this particular burn-in device were utilized at only 41% of capacity in Q3 2004, down from 42% of capacity in Q2 2004. In order to counter this, the Testing segment is currently working on another type of burn-in services required by one of our customers, but the volume for this service has yet to ramp up. The Testing segment was and continues to be faced with pricing pressure from customers. Service fees were reduced in an effort to maintain market share and capture new clients in an increasingly competitive market. Because utility rates increased, the cost of utilities did not decrease along with the decline in sales, contributing to the drop in gross margin. The Thailand operation also generated lower margin due to a change in product mix, where more services were provided at a lower margin to one particular customer with whom we have a long history. Finally, the cost of services and operating expenses comprised of fixed and semi-fixed costs such as rental, depreciation, and administrative salaries remained fixed despite the decrease in sales.

Distribution Segment

The revenue and operating income for the Distribution Segment for the third quarter of 2004 and 2003 were as follows:

(In Thousands, unaudited)	Q3 2004	Q3 2003
Revenue	$860	$2,332
Operating loss	$(17)	$(6)

Net sales in the Distribution segment decreased from $2,332 in Q3 2003 to $860 for the same quarter in 2004. Sales of low-margin products dropped $1,275, the result of a 43.9% decrease in quantity sold and a 36.2% decrease in average unit selling price. Vibration and other products sales declined by $196, with a 71.4% drop in quantity sold and a 50.9% drop in average unit selling price. In spite of the decrease of $1.3 million in the Distribution segment sales as compared to Q3 2003, the gross margin dropped by only 4%, as the bulk of the sales decline was attributable to front-end low margin products which have little impact on the gross margin.

Operating Expenses

The operating expenses for the third quarter of 2004 and 2003 were as follows:

(In Thousands, unaudited)	Q3 2004	Q3 2003
General and adminstrative	$962	$822
Selling	$135	$182
Research and development	$29	$34
(Gain) on disposal of PP&E	$(62)	$—

As a percentage of sales, operating expenses increased by 2.5% from 18.7% in 2003 to 21.2% in 2004. This was mainly due to an increase of 4.3% from 14.8% in 2003 to 19.1% in 2004 in General and administrative expenses as a percentage of sales, attributable primarily to the Distribution segment. Though the sales in the Distribution segment decreased significantly, the headcount did not reduce accordingly, as the segment was already operating with a lean workforce.

General and administrative expenses increased by $140 in Q3 2004 as compared to Q3 2003, which was not due to a significant rise in expenses in 2004 but rather to the fact that expenses for 2003 were lower than usual for several reasons. In the Singapore operation, bonus accruals were lowered by $32 in 2003. In the Manufacturing segment, there was a reduction in provision of doubtful debts of $29 in 2003, whereas no such reduction took place in 2004. In 2003, we also reversed the provision for contingent liabilities by $51 for a court case settlement in which we were not found liable for paying the legal fees. In 2004, corporate officers did more traveling, contributing to an increase in travel and entertainment expenses of $11. There was a hike in equipment rental of $14 at Universal Systems. And finally, there was an increase of $3 in miscellaneous expenses.

As a percentage of sales, selling expenses decreased from 3.3% in 2003 to 2.7% in 2004, decreasing by $47. This was due in part to sales staff being laid off in Universal Systems, resulting in a savings in salaries of $23. In addition, the Distribution segment earned a commission income of $38 from its agents in Q3 2004, which helped reduce the impact of the reduction of commission expense in Universal Systems of $14 in Q3 2003. Hence, the net effect was a decrease of $24 on the commission for the group.

There was a decrease in expenses for research and development, from $34 in Q3 2003 to $29 in the same quarter of 2004. As San Jose (Universal Systems) was completely closed down there were no research and development activities, resulting in a savings in utilities and labor costs of $5 when compared to Q3 2003.

Gain on Disposal of Property, Plant and Equipment

The gain on disposal of fixed assets of $62 was mainly derived from our Ireland operations, which managed to sell some equipment that was written off several years ago, hence recognizing the sales proceeds as total gain for those operations.

Interest Expense

The interest expense for the third quarter of 2004 and 2003 were as follows:

(In Thousands, unaudited)	Q3 2004	Q3 2003
Interest expense	$(29)	$(48)

Interest expense decreased from $48 in Q3 2003 to $29 in Q3 2004. This was mainly due to the repayment of $300 on a line of credit and the net repayment of long-term and capitalized leases of $1,188. This was offset by additional borrowings obtained for construction of a building extension and Burn-in systems during the second quarter.

Other Income

The other income for the third quarter of 2004 and 2003 were as follows:

(In Thousands, unaudited)	Q3 2004	Q3 2003
Other income	$67	$76

There was a decrease in other income of $9 from Q3 2003 to Q3 2004. This decrease was caused by the currency exchange loss of $2 incurred in Q3 2004 compared to an exchange gain of $43 in Q3 2003 and a decrease in sundry income of $10 in Q3 2004. These were offset by the increase in rental income of $22 from our Ireland operations for leasing out of a warehouse and part of the office. Furthermore, there were no losses on marketable securities in Q3 2004 as compared to the $20 loss in Q3 2003.

Income Tax

Current income tax expense for the third quarter of 2004 was approximately $7, a decrease of $14, compared to the income tax provision of $21 which was due mainly to lower taxable profits generated from Southeast Asia in the third quarter of 2004. Because of the different income tax jurisdictions, the taxable income generated in foreign countries will not offset the net loss generated in the U.S. Therefore, we generally incur certain income tax expenses in any fiscal year.

Net Income

As a result of all of the factors analyzed above, the net income attributable to common shares for the quarter ended March 31, 2004 was approximately $168, which represented a decrease of $140, from a net income of approximately $28 attributable to common shares for the quarter ended March 31, 2003. Consequently, basic earning per share for the quarter ended March 31, 2004 increased by $0.05 from basic earnings per share of $0.01 in 2003 to $0.06 per share in 2004. Diluted income per share for the quarter ended March 31, 2004 was $0.06 per share, representing an increase of $0.05 per share from diluted income per share of $0.01 in 2003.

Year to Date Comparison of the Nine Months Ended March 31, 2004 (“2004”) to the Nine Months Ended March 31, 2003 (“2003”)

The following table sets forth certain consolidated statements of income data as a percentage of net sales for the nine months ended 2004 and 2003, respectively.

	YTD 2004	YTD 2003
Net Sales	100.0%	100.0%
Cost of Sales	74.6%	74.9%

Gross Margin	25.4%	25.1%
Operating Expenses General and adminstrative	20.9%	19.3%
Selling	4.0%	4.0%
Research and development	0.6%	0.5%
Impairment Loss	0.0%	0.0%
(Gain) Loss on disposal of PP&E	-0.4%	0.7%

Total Operating Expenses	25.1%	24.5%

Income from operations	0.4%	0.6%

Net Sales

Overall sales decreased 15.6% from $16,527 in 2003 to $13,948 in 2004, a difference of $2,579. This decrease was mainly attributed to the Testing and Distribution segments. In the Distribution segment, the deterioration was a result of fewer shipments of low margin front-end products as compared to 2003. Sales for these products decreased by $2.6 million. Furthermore, demand for vibration products diminished, as this equipment has an average unit selling price greater than $100. We believe customers generally continued to be conservative about making large investments, hence demand was low and a few of our customers showed a preference to purchase substitute equipment at an average unit selling price below $30.

The deterioration in sales in the Testing segment was due to a shift in customers’ burn-in requirements, and the fall in product demand for one particular type of burn-in device, primarily within the Singapore market. Moreover, a reduction in service fees in an effort to maintain market share and lure new customers in an increasingly competitive market also contributed to the drop in sales in this segment.

The decline in sales in the Testing segment was offset by an improvement in sales in the Manufacturing segment. An increase in sales of burn-in systems and burn-in boards was the result of certain of our customers who are electronic device manufacturers increasing their capital equipment in order to meet increased production capacity. Sales for burn-in boards also increased with the demand for electronic components, especially into China.

Geographically, net sales into and within the United States region decreased by 39.1% compared to this same period 2003. There is declining demand in the U.S. for front-end products from the Distribution segment in Singapore, and for Artic Temperature Controlled Chucks from one of the U.S. operations. Net sales into and within Ireland and other countries increased by 20.7% compared to 2003 due to increased sales in the Ireland operation and a greater number of burn-in boards sold into China from the Manufacturing segment.

Gross Margin

Although the gross margin remained at 25% for 2004, there was a change in product mix within the Testing and Distribution segments. In the Testing segment, gross margin deteriorated as a result of lower burn-in volume as customers’ burn-in requirements changed. Service fees were reduced in an effort to maintain market share and attract new customers as the market continued to grow competitive. Also, material costs such as utilities rose as rates increased and certain products garnered higher usage.

While the sales in the Distribution segment did decrease, the margin showed improvement. The bulk of the sales decline was contributed by the decrease in unit volume of low-margin products. This decrease in unit volume, combined with the improvement in the average unit selling price of Vibration products, resulted in an improved margin.

Manufacturing Segment

The revenue and operating income for the Manufacturing Segment for the year to date 2004 and 2003 were as follows:

(In Thousands, unaudited)	YTD 2004	YTD 2003
Revenue	$4,559	$4,037
Operating loss	$(225)	$(526)

Net sales in the Manufacturing segment increased by $522 in 2004 as compared to 2003. The upswing in sales was the result of increased sales of burn-in boards and burn-in systems. The increase in burn-in board sales, primarily to other burn-in houses in China, was $186, a 92.8% increase in quantity sold, with a 28.5% drop in average unit selling price. The increase in sales of burn-in systems was $732, in spite of a 45.7% reduction in average unit selling price, due to a significant increase in percentage sold. On the other hand, sales for Artic Temperature Controlled Chucks dropped $342, with a 57.9% abatement in quantity sold and a 17.2% reduction in average unit selling price.

The reduction in operating loss was consistent with the increase in sales. Though sales increased by 12.9%, the General and administrative expenses as a percentage of sales diminished from 20.3% in 2003 to 14.7% in 2004. This was attributed to the Singapore Manufacturing operation where the administrative salaries remained constant when compared to 2003, despite the increase of $918 in sales.

Singapore Manufacturing generated higher sales at the same level of headcount and operating expenses as 2003. With this strategy, the lower operating costs incurred were able to make up for the drop in selling prices of burn-in boards and burn-in systems. In addition, the operation in San Jose has completely closed down, hence there was a savings in salaries of $125, rental of $25, and commission of $30 in operating expenses as a whole when compared to 2003.

Testing Segment

The revenue and operating income for the Testing Segment for the year to date 2004 and 2003 were as follows:

(In Thousands, unaudited)	YTD 2004	YTD 2003
Revenue	$6,877	$7,238
Operating income	$282	$836

The Testing segment had lower burn-in volume in 2004 due to a change in customers’ burn-in requirements and the fall in product demand for a certain type of burn-in device, mainly contributed from the Singapore operation. In order to counter this, the Testing segment is currently working on another type of burn-in service required by one of our customers, but the volume for this service has yet to ramp up. The Testing segment continues to face price pressure from customers and has lowered prices in an attempt to maintain market share and lure new customers in an increasingly competitive market, which also contributed to the drop in gross margin. Other factors included an increase in burn-in hours required by certain products, hence extended utilities usage. This was compounded by inflated utilities rates. Therefore, utilities as part of material costs increased by 16%, or approximately $140, from 2003.

Although the Thailand operation saw boosted sales, it generated lower margin due to a change in product mix, where more services at a lower margin were provided to one particular customer with whom Trio-Tech has a long standing relationship.

In addition, cost of goods sold and operating expenses comprised of fixed and semi-fixed costs such as rental, depreciation, and administrative salaries remained fixed despite the overall decrease in sales in the Testing segment.

Distribution Segment

The revenue and operating income for the Distribution segment for the year to date 2004 and 2003 were as follows:

(In Thousands, unaudited)	YTD 2004	YTD 2003
Revenue	$2,512	$5,252
Operating income (loss)	$21	$(125)

Net revenue in the Distribution segment decreased by $2,740 in 2004 as compared to 2003. The majority of this decline was attributable to diminished sales of low-margin products of $2,645, a 45.4% abatement in quantity sold with a 28.8% drop in average unit selling price. Sales of Vibration and other products also tapered off by $105 even with a 26.1% increase in average unit selling price, due to a 33.3% decline in quantity sold.

While sales in the Distribution segment decreased significantly, the margin showed improvement. The bulk of the sales decline was contributed by the decrease in unit volume of low-margin products combined with the improvement of average unit selling price of Vibration products. We were able to justify the increase in average selling price of Vibration products due to our ability to meet certain customers’ specialized demands, hence customers were willing to pay more. As a result of all these factors, Distribution managed to turn an operating loss of $125 to an operating income of $21.

Corporate

The operating loss for Corporate for the year to date 2004 and 2003 were as follows:

(In Thousands, unaudited)	YTD 2004	YTD 2003
Operating loss	$(29)	$(84)

Corporate saw a decrease in operating loss of $55 in 2003 as compared to 2004, due to a combination of several factors. An increase of 7.1% in allocation percentage was charged on our subsidiaries based on the same level of sales compared to 2003. In addition, a compensation cost of $14 was charged in 2003 because of the grant of certain stock options having exercise prices at less than the fair market value of the underlying Common Stock. No similar compensation cost was charged in 2004.

Operating Expenses

The operating expenses for the year to date 2004 and 2003 were as follows:

(In Thousands, unaudited)	YTD 2004	YTD 2003
General and adminstrative	$2,915	$3,192
Selling	$552	$655
Research and development	$88	$89
(Gain) loss on disposal of PP&E	$(58)	$112

As a percentage of sales, operating expenses increased by 1.5% from 24.5% in 2003 to 25.1% in 2004. This increase was caused primarily by an upswing in General and administrative expenses as a percentage of sales.

As a percentage of sales, General and administrative expenses increased by 1.6% from 19.3% in 2003 to 20.9% in 2004, mainly attributed to the Distribution segment. Though the sales of the Distribution segment decreased significantly, the headcount did not reduce proportionately, as the segment was already operating with a lean workforce.

On the other hand, General and administrative expenses as a whole decreased by $277 in 2004. This was due to a reduction in bonus provision of $180 in the Singapore operation due to poorer performance for a few of the operations in 2004. Salaries were reduced by $78 in Southeast Asia and $101 in the U.S., and insurance and rental costs were reduced by $20 in the U.S. as part of cost cutting measures. In addition, there was a reduction in legal and statutory fees of $26 in Corporate headquarters. Finally, there was a decrease in compensation costs of $14 due to the grant of certain stock options in 2003 which had an exercise price at less than the fair market value. All the same, this was offset by several factors, including a reversal in provision for contingent liabilities of $51 in Q3 of 2003, as a court case was settled in which we were not found liable for paying the legal fees. No such event occurred in 2004. Also, a provision of $35 for corporate officers’ bonuses went into effect in 2004, whereas in 2003, $54 in bonuses was reversed out due to unmet expectations for group performance. Finally, there was an increase of $2 in miscellaneous expenses.

As a percentage of sales, selling expenses remained consistent at 4% in 2004, as in 2003. Overall, selling expenses decreased in 2004 by $103. Contributing to this decrease was a savings of $23 in salaries as sales staff at Universal Systems was laid off. Likewise, we saved $43 by reducing headcount in the Singapore operations. Also, there was an increase of $1 in miscellaneous expenses, offset by commission income of $38 earned by the Distribution segment from its agents in 2004.

Research and development expenses remained essentially flat from 2003 to 2004. Primarily, this was due to the bonus paid in 2004 to the research group in our profitable U.S. operation based on 2003 performance, offset with the low research and development activities in the U.S. operations in 2004.

(Gain) loss on Disposal of Property, Plant and Equipment

The loss on disposal of property, plant and equipment of $112 in 2003 was related to the write off of obsolete burn-in equipment in Southeast Asia in 2003. On the other hand, the gain on disposal of $62 in 2004 was primarily derived from the Ireland operation, which managed to sell equipment that had been written off several years ago and thus the sales proceeds were recognized as total gain for the operation. However, this was offset by miscellaneous losses of $4 resulting in a net gain of $58.

Interest Expense

The interest expense for the year to date 2004 and 2003 were as follows:

(In Thousands, unaudited)	YTD 2004	YTD 2003
Interest expense	$(95)	$(145)

Interest expense decreased from 2003 to 2004 by $50. This outcome was mainly due to lower interest incurred on our line of credit, as Singapore repaid one of the lines of credit fully during the end of 2003. Moreover, lower interest was incurred on a term loan in the Singapore operation as more than 50% of that loan was repaid. This offset the interest from an additional borrowing obtained for the construction of a building extension and burn-in systems in the second quarter.

Other Income

The other income for the year to date 2004 and 2003 were as follows:

(In Thousands, unaudited)	YTD 2004	YTD 2003
Other income	$263	$241

Other income increased from 2003 to 2004 by $22 due to a $64 increase in rental income, a net gain on disposal of marketable securities of $90, and an increase in miscellaneous income of $2. This was offset by a drop in sundry income of $15, a reduction in royalty income of $20 and a decrease in dividends and interest income of $26. In addition, there was a currency exchange loss of $42 in 2004 due to depreciation of U.S. dollars against Singapore dollars, while there was an exchange gain of $31 in 2003.

Income Tax

Current income tax expense for 2004 was approximately $40, a decrease of $31 compared to the income tax expenses of $71 for 2003, mainly due to lower profits generated from Southeast Asia. Because of the different income tax jurisdictions, the taxable income generated in foreign countries will not offset the net loss generated in the U.S. Therefore, we generally incur certain income tax expenses in any fiscal year.

Net Income

As a result of all of the factors analyzed above, the net income attributable to common shares for the nine months ended 2004 was approximately $121, which represented a decrease of $54 in 2004 from a net income of approximately $175 in 2003 attributable to common shares for the nine months ended 2003. Consequently, basic earnings per share for the nine months ended 2004 decreased by $0.02 from basic earnings per share of $0.06 in 2003 to $0.04 in 2004. Diluted earnings per share for the nine months ended 2004 was $0.04 per share, representing a decrease of $0.02 per share from diluted earnings per share of $0.06 in 2003.

Liquidity and Capital Resources

Our financial condition remains strong. The working capital (defined as current assets minus current liabilities) of $7,389 as of March 31, 2004 increased by $362, or 5%, compared to working capital of $7,027 as of June 30, 2003. The current ratio (defined as current assets divided by current liabilities) was 2.62 as of March 31, 2004 compared to 2.57 as of June 30, 2003. The Company had positive working capital for the nine fiscal years prior to the year ended June 30, 2003. We believe that the Company has the ability to maintain positive working capital and strong liquidity in the near future.

The Company’s credit rating provides ready and ample access to funds in global capital markets. At March 31, 2004, the Company had available short-term lines of credit totaling $3,690 of which $3,542 was unused.

Entity with Facility	Type of	Interest	Credit	Unused
Trio-Tech Malaysia	Line of Credit	7.00%	$91	$91
Trio-Tech Bangkok	Line of Credit	5.75%	50	50
Trio-Tech Singapore	Line of Credit	5.5 to 6.0%	3,549	3,401

			$3,690	$3,542

Net cash provided by operating activities during the nine months ended March 31, 2004 was $1,102, reflecting a significant increase of $946, compared to net cash of $156 provided by operating activities during the nine months ended March 31, 2003. Movements in working capital included increases in accounts receivable and accounts payable, and a decrease in inventories.

The increase in accounts receivable of $418 was mainly attributable to the increased sales in the U.S and Ireland operations towards the end of the nine months ended March 31, 2004. The accounts receivable turnover index (defined as net sales divided by average ending accounts receivable less bad debt allowance) remained consistent at 5 times at March 31, 2003 and 2004, indicating that the Company remains efficient in its collection.

Accounts payable increased by $914 over March 31, 2003 mainly due to larger orders for purchases of materials, especially in the Singapore operation, to meet orders in the fourth quarter 2004. There was a sudden increase in our Manufacturing backlog in 2004, which increased from $640 in March 2003 to $1,859 in March 2004.

However, inventory decreased by $240 at March 31, 2004 as compared to March 31, 2003, which was due to the improvement in the inventory turnover index. The inventory turnover index (defined as cost of sales divided by average ending inventory) was 13 times at March 31, 2004, down from 18.09 times at March 31, 2003. The reduction in inventories mainly derived from the U.S operations, which converted the finished goods into actual sales towards the end of the nine months ended March 31, 2004.

The bulk of the cash provided from operating activities during the third quarter 2004 was invested in short-term deposits, because of our view that cash will be required in the short term for new investments in Malaysia. The investment in short-term deposits increased $1,377 from $4,011 in March 2003 to $5,388 in March 2004. This contributed mostly to the net cash used in investing activities during the nine months ended March 31, 2004 of $1,181 compared to net cash provided of $1,622 in the nine months ended March 31, 2003. In addition, the capital expenditure increased by $269 in 2004 mainly due to the acquisition of burn-in systems and the extension of a building. These were offset with the higher proceeds of $101 from sales of equipment and lower purchase of marketable securities of $367 in 2004.

Net cash used in financing activities during the nine months ended March 31, 2004 was $332, reflecting a decrease of $818 compared to $1,150 used in financing activities during 2003. Out of the decrease of $818, $796 was due to lower net repayment on lines of credit, debt and capitalized leases during the nine months ended March 31, 2004 compared to net repayment of $1,079 for the nine months ended March 31, 2003.

Approximately $1,582 of cash deposits as of March 31, 2004 is held in the Company’s 55% owned Malaysian subsidiary. Of such amount, $1,315 is denominated in the currency of Malaysia, of which $152 is currently available for movement to overseas, as authorized by the Central Bank of Malaysia. There are additional amounts available for distribution as dividends (after making deductions for income tax) pursuant to Malaysian regulations.

The future cash requirements are mainly for the acquisition of a burn-in testing division in Malaysia and investment in additional machineries and equipment for this new division. Other requirements will be for the use in daily operations. The subsidiaries are projected to generate positive cashflow in the short term as they continue to implement strict cost-control measures such as maintaining a lean workforce, even though the outlook in the market is recovering. There are no capital commitments except those that have been disclosed as of March 31, 2004 or in the foreseeable future.

Corporate Guarantee Arrangement

The Company provides a corporate guarantee to one of its subsidiaries in Southeast Asia of approximately $1,479 to secure line-of-credit and term loans from a bank to finance the operations of such subsidiary. With the strong financial position of the subsidiary company, the Company believes this corporate guarantee arrangement will have no material impact on its liquidity or capital resources.

Recently Issued Accounting Pronouncements

In May 2003, FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity, and requires that those instruments be classified as liabilities in the balance sheets. Previously, many of those financial instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s results of operations and financial condition.

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

The interest on our loans, capitalized leases and lines of credit range from 4.19% to 13% per annum. As of March 31, 2004, the outstanding aggregate principal balance on these loans was approximately $1,886. These interest rates are subject to change and we cannot predict an increase or decrease in rates, if any.

Foreign Currency Exchange Rate Risk. Significant portions of our revenues are denominated in Singapore dollars, Malaysian ringgit, Thai baht and other currencies. Consequently, a portion of our costs, revenues and operating margins may be affected by fluctuations in exchange rates, primarily between the U.S. dollar and such foreign currencies. These are displayed after the translation into the reporting currency. Gains and losses on non-US currency assets would generally be offset by the corresponding losses and gains on the related liabilities, hence this reduces the impact on foreign currency adjustments. We are affected by fluctuations in exchange rates if there is a mismatch between our foreign currency denominated assets and liabilities. Foreign currency adjustments resulted in an increase of $242 and a decrease of $66 to shareholders’ equity for the nine months ended March 31, 2004 and 2003, respectively.

We try to reduce our risk of foreign currency fluctuations by purchasing certain equipment and supplies in U.S. dollars and seeking payment, when possible, in U.S. dollars. However, we may not be successful in our attempts to mitigate our exposure to exchange rate fluctuations. Those fluctuations could have a material adverse effect on the Company’s financial results.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2004. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective. During the Company’s third fiscal quarter, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

The Registrant filed the following reports on Form 8-K with the Securities and Exchange Commission during the third quarter ended March 31, 2004:

Form 8-K, filed April 7, 2004 (with date of earliest event reported of March 29, 2004) reporting under Item 5.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIO-TECH INTERNATIONAL
	By:	/s/ Victor H.M. Ting
VICTOR H.M. TING
Dated: May 7, 2004		Vice President and Chief Financial Officer (Principal Financial Officer)