Form 10-K
period 2004-06-30
TRIO TECH INTERNATIONAL
filed 2004-09-22
CIK 732026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-14523

TRIO-TECH INTERNATIONAL

(Exact name of Registrant as specified in its Charter)

California (State or other jurisdiction of incorporation or organization)	95-2086631 (I.R.S. Employer Identification Number)

14731 Califa Street Van Nuys, California (Address of principal executive offices)	91411 (Zip Code)
Registrant’s Telephone Number: 818-787-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, no par value	Name of each exchange On which registered AMEX

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

     The aggregate market value of voting stock held by non-affiliates of Registrant, as of December 26, 2003 was approximately $10.8 million (based upon the last sales price for shares of Registrant’s Common Stock as reported by the AMEX on December 26, 2003, the last business day of the Company’s most recently completed second fiscal quarter). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock (including shares with respect to which a holder has the right to acquire beneficial ownership within 60 days) have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares of Common Stock outstanding as of September 10, 2004 was 2,964,542.

TRIO-TECH INTERNATIONAL

INDEX

Page
Part I
Item 1 Business	3
Item 2 Properties	9
Item 3 Legal Proceedings	11
Item 4 Submission of matters to a vote of security holders	11
Part II
Item 5 Market for registrant’s common equity, related stockholder matters and Issuer Purchases of Equity Securities	12
Item 6 Selected financial data	13
Item 7 Management’s discussion and analysis of financial condition and results of operations	14
Item 7A Quantitative and qualitative disclosures about market risk	32
Item 8 Financial statements and supplementary data	33
Item 9 Changes in and disagreements with accountants on accounting and financial disclosure	33
Item 9A Controls and Procedures	34
Item 9B Other Information	34
Part III
Item 10 Directors and executive officers of the registrant	34
Item 11 Executive compensation	34
Item 12 Security ownership of certain beneficial owners and management and related stockholder matters	34
Item 13 Certain relationships and related transactions	34
Item 14 Principal Accountant Fees and Services	34
Part IV
Item 15 Exhibits, financial statement schedules, and reports on Form 8-K	34
Signatures	38
Exhibits	39
Report of Independent Registered Public Accounting Firm	42
Consolidated Balance Sheets as of June 30, 2004 and 2003	43
Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended June 30, 2004, 2003 and 2002	44
Consolidated Statements of Shareholders’ Equity for the Years Ended June 30, 2004, 2003 and 2002	45
Consolidated Statements of Cash Flows for the Years Ended June 30, 2004, 2003 and 2002	46
Notes to Consolidated Financial Statements	47
Exhibit 10.27
Exhibit 10.28
Exhibit 10.29
Exhibit 10.30
Exhibit 10.31
Exhibit 10.32
Exhibit 10.33
Exhibit 10.34
Exhibit 31.1
Exhibit 31.2
Exhibit 32

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

With more than 46 years dedicated to the semiconductor and related industries, we have applied our expertise to our global customer base in test services, design, engineering, manufacturing, and distribution.

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

We currently operate five testing facilities, one in the United States, one in Europe and three in Southeast Asia. These facilities provide customers with a full range of testing services, such as burn-in and product life testing for finished or packaged components. In fiscal 2004, Ireland operation received certification from one of its customers as an approved programming house. The Ireland operation now focuses on providing programming services, and continues to focus on service and tape and reel. Subsequent to the year end we acquired a division in Malaysia which provides burn-in services for a large electronic product manufacturer.

We manufacture “Artic Temperature Controlled Wafer Chucks”, which are used for test, characterization and failure analysis of semiconductor wafers and other microelectronic substrates in what is commonly called the “front-end”, or creation of semiconductor circuits. Additionally, we also manufacture centrifuges, leak detectors, HAST (Highly Accelerated Stress Test) systems and “burn-in” systems that are used primarily in the “back-end” of the semiconductor manufacturing process to test finished semiconductor devices and electronic components. During the third quarter of fiscal 2004, the manufacturing of Wet Process Stations by one of the operations in the United States, Universal Systems of San Jose, CA, was moved to Singapore, and this transition was completed by end of fiscal 2004.

Our operation in Southeast Asia has an active distribution business. Additionally, the Southeast Asia operation markets and supports distribution of their own manufactured equipment in addition to distributing complementary products from other manufacturers that are used by the Company’s customers and other semiconductor and electronics manufacturers. Trio-Tech Services Pte. Ltd., a dormant wholly owned subsidiary of Trio-Tech International Pte. Ltd., was renamed to Universal (Far East) Pte. Ltd. Subsequent to the fiscal year end, one of the operations in Trio-Tech International Pte. Ltd., the Singapore Distribution operation, transferred its assets to Universal (Far East) Pte. Ltd. for the purpose of expanding this operation through this entity.

On July 1, 2004, subsequent to fiscal year end, Trio-Tech Malaysia completed its acquisition of a burn-in testing division for an aggregate cash purchase price of 3,500,000 Ringgit Malaysia, representing approximately $921,053 on March 29, 2004 based on the spot exchange rate published in Federal Reserve as of that date and acquired additional related assets for a purchase price of 1,126,995 Ringgit Malaysia (or approximately $296,578 based on the spot exchange rate published in Federal Reserve as of July 1, 2004). This division was previously owned by a competitor.

Company History

1958	Incorporated in California

1976	The Company formed Trio-Tech International Pte. Ltd. in Singapore.

1984	The Company formed the European Electronic Test Center (EETC), a Cayman Islands domiciled subsidiary, to operate a test facility in Dublin, Ireland.

1985	The Company’s Singapore subsidiary entered into a joint-venture agreement, Trio-Tech Malaysia, to operate a test facility in Penang.

1986	Trio-Tech International listed on the NASDAQ Small Cap market under the symbol TRTC.

1988	The Company acquired the Rotating Test Equipment Product Line of Genisco Technology Corporation.

1990	Trio-Tech International acquired Express Test Corporation in California. Trio-Tech Malaysia opened a new facility in Kuala Lumpur.

1992	Trio-Tech Singapore opened Trio-Tech Bangkok, Thailand. Trio-Tech Singapore achieved ISO 9002 certification.

1994	Trio-Tech Malaysia started a new components assembly operation in Batang Kali.

1995	Trio-Tech Singapore achieved ISO 9001 certification.

1997	In November 1997, the Company acquired KTS Incorporated, dba Universal Systems of Campbell, California.

1998	In September 1998, the Company listed on AMEX under the symbol TRT.

2000	Trio-Tech Singapore achieved QS 9000 certification. Trio-Tech Malaysia closed its facility in Batang Kali.

2001	The Company divested the Rotating Test Equipment Product Line. Trio-Tech Malaysia closed its facility in Kuala Lumpur.

2003	Trio-Tech Singapore opened a sales office in China known as Trio-Tech (Suzhou) Co. Ltd. Trio-Tech Malaysia scaled down its facility in Penang.

2004	The Company moved its Wet Process Station manufacturing from Campbell, California to Singapore.
Trio-Tech Test Services Pte. Ltd. was renamed Universal (Far East) Pte. Ltd.
Trio-Tech Malaysia acquired a burn-in testing division in Malaysia.

Background

The semiconductor industry entered calendar 2004 in the midst of an up cycle, after experiencing the worst downturn ever seen in 2001 and flat sales in 2002. The worldwide market for the semiconductor industry was estimated at $166.4 billion in 2003, with a forecast growth of 19.4% to $194.6 billion in 2004 and 5.8% to $206.0 billion in 2005. According to the Semiconductor Industry Association (SIA), the industry growth is being driven by strong demand for microchips for a broad range of applications, including personal computers, cellular telephones, consumer electronics, wired and wireless telecommunications infrastructure, and automotive. Semiconductor Equipment and Materials International (SEMI) reported recently that semiconductor capital equipment totaled $18.7 billion, or 86% higher than the first half of 2003. SEMI has observed strong double-digit billings growth is observed in all regions with the exception of North America. SEMI projected that Taiwan and China will be the two regions experiencing the strongest year over year growth. SEMI announced that the industry is anticipated to sell $36.2 billion of new chip manufacturing, testing and assembly equipment in 2004. Its forecast indicates that the equipment market will grow 24% in 2005 and the cyclic market growth will contract slightly in 2006 before resuming low double digit growth in 2007.

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

The finished wafer is then put through a series of tests in which each separate integrated device on the wafer is tested for functionality. Our Artic Temperature Controlled Chucks are used with a wafer prober to test semiconductor wafers at accurately controlled temperatures. After testing, the wafer is “diced” or cut up, and each die is then placed into a packaging material, usually plastic or ceramic, with lead wires to permit mounting onto printed circuit boards.

Testing Services

We own and operate facilities that provide testing services for semiconductor devices and other electronic components to meet the requirements of military, aerospace, industrial and commercial applications. Testing services represented approximately 47%, 45% and 46% of sales for the fiscal years ended June 30, 2004, 2003 and 2002, respectively.

The Company uses its own proprietary equipment for certain burn-in, centrifugal and leak tests, and commercially available equipment for various other environmental tests. The Company conducts the majority of its testing operations in Southeast Asia with facilities in Singapore, Malaysia and Thailand. All of the facilities in Southeast Asia are ISO 9002 as well as QS 9000 certified. The Company also operates test facilities in Ireland. We are also in the process to obtain certification under TS16949 for all the Southeast Asia facilities.

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

Manufacturing Products

The Company designs, develops, manufactures and markets equipment for the manufacturing and testing of semiconductor wafers, devices and other electronic components. Revenue from the sale of products manufactured by the Company represented approximately 37%, 22% and 26% of sales for the fiscal years ended June 30, 2004, 2003 and 2002, respectively.

Front-End Products

Wet Process Stations

Wet Process Stations are used for cleaning, rinsing and drying semiconductor wafers, magnetic disks, flat panel displays and other microelectronic substrates. This product line includes manual, semi-automated and automated wet process stations, and features radial and linear robots, state-of-the-art PC touch-screen controllers and sophisticated scheduling and control software. The Wet Process Station was manufactured by the Company’s subsidiary, Universal Systems, through the first nine months of fiscal 2004. Thereafter, the Company moved its Wet Process Station manufacturing, along with all its equipment, from Universal Systems to Trio-Tech International Pte. Ltd. in Singapore.

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

The Company manufactures the COBIS II burn-in system which offers state-of-the-art dynamic burn-in capabilities and a Windows-based operating system with full data logging and networking features. The Company developed, and now offers, a new Power Line Conditioner for the COBIS II, which decreases the type and frequency of electrical interruptions. The Company also offers burn-in boards for its BISIC, COBIS and COBIS II burn-in systems and other brands of burn-in systems. Burn-in boards are used to mount devices during high temperature environmental stressing. The Burn-in Board Tester is an extremely accurate software programmable burn-in board tester, which can be programmed to check up to 1024 sockets’ pins.

In 2000 through 2002, the Company developed several new products to complement the burn-in processes, including semi-automatic (LUBIBM) and automatic burn-in board loaders & unloaders (LUBIB). These products were designed to perform precise, high-speed transfer of IC packages from the semiconductor holding tray to the burn-in board, or vice-versa, while maintaining the integrity of the IC’s leads. Additional features have been further integrated into the LUBIB to improve productivity and minimize human handling including the integration of automatic burn-in board handling systems and the automatic electrical board check station. We have improved the LUBIBM with built-in test functions for a major microprocessor company to study device characteristics and to weed out device failures. Burn-in-board cleaning systems (CUBIB) are designed to perform wet or dry cleaning for burn-in boards and other modular boards. Recently, we jointly developed a fully automatic CUBIB with one of our major customers. We also recently developed and introduced a new innovation, the burn-in Socket Contact Conditioner (SCC), which removes fragments of solder residue from the contact pins of an IC Socket, improving the productivity of the test process and reducing contact failure on socket pins.

In 2002 through 2003, the Company was the major supplier to build Smart Burn-In (SBI) electrical equipment to test microprocessors for one customer. This equipment is regarded as a high-end method of testing microprocessor devices. While providing integrated burn-in solutions, our sales team presented the total burn-in automation solutions (in the BITS conference in Phoenix, Arizona in March 2003) to improve products’ yield, reduce process downtime and improve efficiency. In addition, the Company developed a cooling solution for high power heat dissipation semiconductor devices. This solution involves the cooling or maintaining of the temperature of high power semiconductor devices.

In 2003 through 2004, the Company was the major supplier to build System Level Test (SLT) equipment to test the microprocessors of one customer. This equipment is used at the final stage of testing these microprocessor devices.

Component Centrifuges and Leak Detection Equipment

Component centrifuges and leak detection equipment are used to test the mechanical integrity of ceramic and other hermetically sealed semiconductor devices and electronic parts for high reliability and aerospace applications. The company’s centrifuges spin these devices and parts at specific acceleration rates, creating gravitational forces (g’s) up to 30,000g’s, thereby indicating any mechanical weakness in the devices. Leak detection equipment is designed to detect leaks in hermetic packaging. The first stage of the test includes pressurizing the devices in a tracer gas for fine leaks or fluid for gross leaks. The bubble tester is used for gross leak detection. A visual bubble trail will indicate when a device is defective.

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

Subsequent to the fiscal year end, one of the operations in Trio-Tech International Pte. Ltd., the Singapore Distribution operation, transferred its assets to its subsidiary Universal (Far East) Pte. Ltd., for the purpose of expanding this operation through this entity.

Revenue from distribution activities represented approximately 16%, 33% and 29% of sales for the years ended June 30, 2004, 2003 and 2002, respectively.

Product Research and Development

We continue to invest in research and development to improve our products and services. The Company incurred research and development costs of $117,000 in fiscal 2004, $121,000 in fiscal 2003 and $331,000 in fiscal 2002.

We will continue to develop new testing technology that allows us to offer more advanced processes. During 2000 through 2002, the Company developed new equipment and facilities to participate in a new generation of burn-in technology known as HBI and SBI. This technology was developed to meet the unique test requirements of the latest microprocessor products. The HBI and SBI test systems are multiple positions, independently programmable systems that can economically run long test times at unique burn-in conditions. We developed significant facilities, including a power sub-station and improved environmental controls, to house the HBI and SBI technology.

While the semiconductor industry in the United States continues to adjust to implementing the 12 inch wafer, the test equipment market for chucks continued to remain slow for the remaining 4, 6 and 8 inch wafer markets. With this coming trend, we anticipate that our U.S operation will shift their focus from research and development on “Front End” products to concentrate on the refurbished equipment market, which is anticipated to be strong in the recovering semiconductor market.

Marketing, Distribution and Services

The Company markets its products and services worldwide, directly and through independent sales representatives. We have approximately 11 independent sales representatives operating in the United States and another 13 in various foreign countries. Of the 24 sales representatives, 3 represent the Distribution Segment and the others represent the Manufacturing and Testing Segment. Trio-Tech’s United States marketing efforts are coordinated from its California location. Southeast Asia marketing efforts are assigned to its subsidiary in Singapore. The Company advertises its products in trade journals and participates in trade shows.

Independent testing laboratories, users, assemblers and manufacturers of semiconductor devices, including many, large well-known corporations, purchase the Company’s products and services. These customers depend on the current and anticipated market demand for integrated circuits and products utilizing semiconductor devices. In fiscal 2004, 2003, and 2002, sales of equipment and services to our two largest customers (Catalyst Semiconductor and Advanced Micro Devices) accounted for approximately 51.8%, 49.3%, and 55%, respectively, of our net revenues. Our ability to maintain close, satisfactory relationships with our customers is essential to our stability and growth. The loss of or reduction or delay in orders from our significant customers, or delays in collecting accounts receivable from our significant customers, could adversely affect our financial condition and results of operations. During the fiscal year ended June 30, 2004, the Company had sales of $2,853,000 (15%) and $7,074,000 (37%) to Catalyst Semiconductor and AMD, respectively.

Backlog

The following table sets forth the Company’s backlog at the dates indicated (amounts in thousands):

	June 30,	June 30,
	2004	2003
Manufacturing backlog	$3,440	$582
Testing service backlog	4,058	5,138
Distribution backlog	852	206

	$8,350	$5,926

Based upon past experience, the Company does not anticipate any significant cancellations or renegotiation of sales, and if there is any cancellation of confirmed purchase order, the customer will need to reimburse the Company on all costs that were incurred. The purchase orders for manufacturing, testing and distribution require delivery within the next 12 months. The Company does not anticipate any difficulties in meeting delivery schedules.

Manufacturing and Supply

The Company’s products are designed by its engineers and are assembled and tested at its facilities in California, Singapore and Ireland. We purchase all parts, and certain components, from outside sources for assembly by the Company. We have no written contracts with any of our key suppliers. As these parts and components are available from a variety of sources, the Company believes that the loss of any one of our suppliers would not have a material adverse effect on its business taken as a whole.

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

The Southeast Asia Distribution Segment sells a range of more than 27 different testing products, of which 3% are front-end products, the sales volumes of which are highly dependent on customer capital expenditure plans. The market for this segment is very competitive as a few competitors are already established. Through 46 years dedicated to the semiconductor and related industries, we have formed lasting relationships with key suppliers in our Distribution Segment which allows us to competitively price our distributed products.

The semiconductor equipment manufacturing industry is highly competitive. There are approximately three competitors in our Manufacturing Segment for Burn-in Boards and Burn-in Ovens and at least twelve competitors for Wet Process Stations in Asia. In the United States, we have one competitor for HAST Systems, one for Artic Thermal Chucks, and one for Gross Leak Test Equipment. There can be no assurance that competition will not increase or that the Company’s technological advantages may not be reduced or lost as a result of technological advances by competitors or changes in semiconductor processing technology. We continue to invest in research and development to improve our products and services.

We believe that the principal competitive factors in the manufacturing industry include product performance, reliability, service and technical support, product improvements, price, established relationships with customers and product familiarity. The Company makes every effort to compete favorably with respect to each of these factors. For example, we believe that the products manufactured by the Company meet or exceed customer applications through unique design features, which applications demand systems that work year after year in a production setting. Our manufactured systems have a track record of reliability. The Company has been in business for more than 46 years and has facilities in several regions of the world. The Company believes those factors have combined not only to help establish long-term relationships with customers but also to allow it to continue to do business with customers upon their relocation to other regions in which the Company conducts business. The Company believes that its pricing of manufactured and distributed systems is competitive in the market. Our competitive position in the markets we are serving is not readily determinable, because there is no information publicly available regarding our competitors who are privately held companies.

Patents

Trio-Tech’s Manufacturing Segment holds a United States Patent granted in 1987 in relation to its pressurization humidity testing equipment. The Company also holds a United States Patent granted in 1994 on certain aspects of its Artic temperature test systems. In 2000, the Company filed, and was granted in 2001, a new United States patent (20 years) for several aspects of its new range of Artic Temperature Controlled Chucks. Although the Company believes these patents are an integral part of our Manufacturing Segment, the capitalized cost of the patents was written off in fiscal 2002 because of the impairment assessed by our management. This assessment was based on an examination of the estimated undiscounted future cash flows which were generated by the subsidiaries where certain long-lived assets (goodwill and certain fixed assets) are used.

In fiscal 2002, 2003 and 2004, the Company did not register any patent within U.S.

It is typical in the semiconductor industry to receive notices from time to time alleging infringement of patents or other intellectual property rights of others. The Company does not believe that it infringes on the intellectual property rights of others. However, should any claims therefor be brought against the Company, the cost of litigating such claims, and any damages that may result therefrom, could materially and adversely affect our business, financial condition or results of operations.

Employees

As of June 30, 2004 the Company had approximately 14 employees in the United States, 347 in Southeast Asia and 10 in Ireland for a total of approximately 371 employees. None of the Company’s employees are represented by a labor union. As of June 30, 2004, there were approximately 274 employees in the testing segment, 77 employees in the manufacturing segment, 18 in the distribution segment and 2 in Corporate.

ITEM 2 – PROPERTIES

At this time, the Company believes that it uses about 62.8% of its fixed property capacity. The Company also believes that its existing facilities are under-utilized and are adequate and suitable to cover any sudden increase in the Company’s needs in the foreseeable future.

The following table sets forth information as to the location and general character of the principal manufacturing and testing facilities of the Registrant:

			Owned (O)
		Approx.	or Leased (L)
		Sq. Ft.	Expiration
Location	Principal Use/Segment	Occupied	Date
14731 Califa Street	Headquarters/	10,000	(L) Jan. 2005 *1
Van Nuys, CA 9l411	Testing/Manufacturing

Abbey Road	Testing	18,400	(O)
Deansgrange Co.
Dublin, Ireland

1004, Toa Payoh North, Singapore
HEX 07-01/07,	Testing	6,864	(L) Sept. 2006
HEX 03-01/03,	Testing/Manufacturing	2,959	(L) Sept. 2006
HEX 03-16,	Testing	976	(L) Sept. 2006
HEX 01-08/15	Testing/Manufacturing	6,864	(L) Jan. 2006
HEX 01-16/17	Testing	1,983	(L) Jan. 2006
HEX 02-08/10,	Testing	2,959	(L) Aug. 2005
HEX 02-11/15	Testing	3,905	(L) Apr. 2005 *1
HEX 04-17	Testing	1,006	(L) May. 2007
HEX 04-14/16	Testing	2,929	(L) May. 2007
HEX 03-08/10	Testing	2,959	(L) May. 2007

1008, Toa Payoh North, Singapore
HEX 03-01/06,	Testing	7,345	(L) Feb. 2006
HEX 03-09/17,	Logistics/Universal(FE)	6,099	(L) Jan. 2006
HEX 01-08,	Transformer Room	603	(L) Jun. 2006
HEX 07-17/18,	Testing	4,315	(L) Nov. 2006
HEX 07-01,	Testing	3,466	(L) Jan. 2007
HEX 02-17	Universal (FE)	832	(L) May. 2007
HEX 02-15/16	Universal (FE)	1,400	(L) Jul. 2007

HEX 01-S3/S4	Power Substation	1,628	(L) Sept. 2006

Plot 1A, Phase 1	Subleased	49,924	(O) *2
Bayan Lepas Free Trade Zone
11900 Penang

327, Chalongkrung Road,	Testing	11,300	(O)
Lamplathew, Lat Krabang,
Bangkok 10520, Thailand

Lot No. B7, Kawasan MIEL	Subleased	24,142	(O) *2
Batang Kali, Phase II,
43300 Batang Kali
Selangor Darul Ehsan, Malaysia

*
1 With respect to the various leases that expire during fiscal 2005, the Company anticipates that the landlord will offer similar terms on each such lease at renewal and does not believe that material expenses will be incurred.

*	2 The premises are subleased to a third party.

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

None.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Registrant’s common stock is traded on the American Stock Exchange under the symbol “TRT”. The following table sets forth, for the periods indicated, the range of high and low sales prices of our common stock as quoted by AMEX:

Quarter Ended	High	Low
Fiscal 2003
September 30, 2002	2.65	1.87
December 31, 2002	2.30	1.51
March 31, 2003	2.30	1.86
June 30, 2003	2.45	1.86
Fiscal 2004
September 30, 2003	3.60	2.40
December 31, 2003	4.25	3.24
March 31, 2004	4.65	3.59
June 30, 2004	5.00	4.25

The Company has never declared any cash dividends on its common stock. Any future determination as to cash dividends will depend upon the earnings and financial position of the Company at that time and such other factors as the Board of Directors may deem appropriate. California law prohibits the payment of dividends if the Company does not have sufficient retained earnings or cannot meet certain asset to liability ratios. It is anticipated that no dividends will be paid to holders of common stock in the foreseeable future.

The following table sets forth certain information regarding equity compensation plans of the Company:

EQUITY COMPENSATION PLAN INFORMATION
			Number of
			securities
			remaining available
			for future issuance
			under equity
	Number of		compensation plans
	securities to be		(excluding
	issued upon	Weighted-average	securities
	exercise of	exercise price of	reflected in column
	outstanding options	outstanding options	(a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders:
(1) Company’s 1988 Stock Option Plan	213,500	$3.95	86,500
(2) Directors Stock Option Plan	132,000	$3.24	168,000
Equity compensation plans not approved by security holders:	0	$0.00	0

Total	345,500	$3.68	254,500

ITEM 6 – SELECTED FINANCIAL DATA
(In thousands, except Earnings (Loss) per share)

	June 30,	June 30,	June 30,	June 30,	June 30,
	2004	2003	2002	2001	2000
Consolidated Statements of Operations
Net sales	$19,154	$21,246	$19,617	$36,133	$26,943
Income (loss) from operations	36	(287)	(3,579)	1,383	1,180
Net Income (Loss)	220	(81)	(3,547)	1,163	1,034
Earnings (Loss) per share :
Basic	0.07	(0.03)	(1.21)	0.40	0.37
Diluted	0.07	(0.03)	(1.21)	0.39	0.36
Weighted average common shares outstanding
Basic	2,939	2,928	2,928	2,884	2,759
Diluted	3,000	2,928	2,928	3,006	2,895
Consolidated Balance Sheets
Current assets	$12,798	$11,493	$13,405	$15,501	$17,279
Current liabilities	5,429	4,466	6,486	7,599	8,349
Working capital	7,369	7,027	6,919	7,902	8,930
Total assets	18,000	16,711	19,075	24,150	22,712
Long-term debt and capitalized leases	793	836	986	1,745	586
Shareholders’ equity	$9,024	$8,590	$8,618	$11,609	$10,448

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

     (i) Results of operations and business outlook

The following table sets forth our revenue components for the past three years:

Revenue Components

	Year Ended
	June 30,	June 30,	June 30,
	2004	2003	2002
Net Sales:
Testing	46.50%	44.74%	45.58%
Manufacturing	37.18	22.00	25.60
Distribution	16.32	33.26	28.82

Total	100.00%	100.00%	100.00%

Geographically, we operate in the U.S., Singapore, Malaysia, Thailand and Ireland. Our customers are mainly concentrated in Southeast Asia and they are either semiconductor chip manufacturers or testing facilities that purchase our testing equipment.

Our core business, Testing Services, experienced a decline in sales in the last fiscal year, especially in Singapore, due to a fall in demand for certain products. Nevertheless, we are expecting an increasing trend for burn-in services in Southeast Asia in fiscal 2005 with increased demand for a certain new type of burn-in device. However, we have yet to receive the confirmed backlog. In fiscal 2004, Ireland operation received certification from one of its customers as an approved programming house. The operation in Ireland plans to continue to service existing customers and search for new business opportunities. In addition, with the newly acquired burn-in division in Malaysia from a competitor, we managed to service a large electronic product manufacturer with whom we had been pursuing a business relationship for some time. This acquisition benefited not only our Testing segment, but also our Manufacturing segment where we have higher sales for burn-in boards.

We saw higher backlog from the Singapore Manufacturing operation towards the end of the year. This increased backlog was derived mainly from burn-in boards and Smart Burn-In (SBI) electrical testers to test microprocessors, which were in high demand by our major customers in Asia. In fiscal 2005, we anticipate that the business volume will come in mainly from Southeast Asia. The U.S. operation will continue to purchase refurbished equipment so that the operation can remain competitive in the used equipment market.

We anticipate that there will be a change in product mix for Singapore Distribution operation from low margin front-end products to equipment sales according to the market trend. The backlog for Equipment sales increased by threefold, to $852 in fiscal 2004, mainly from Vibration products and two new products, Camera Modules and Film Deposition Systems. Camera Modules and components, which are in the imaging technology industry, are in demand across the Asian region, and Film Deposition Systems are important for manufacturing process in Semiconductor industries and research institutions.

The key performance indicators for the Company are based on market demand. Sales activities such as bookings, backlog, and queries on products also formed part of our performance indicators, as well as customers’ forecasts and the financial results of customers and competitors. Statistics obtained from the Semiconductor Industry Association (SIA) give reasonable inference of the upward trend of electronic materials until 2006, after which time no forecast has been given. The SIA report indicated that strong double-digit billings growth is observed in all regions with the exception of North America. The report also shows that Asia makes up 63% of the semiconductor market region. Taiwan and China are two regions experiencing the strongest year over year growth.

The Company believes the current market trend indicates that the overall semiconductor market is responding to the increase in demand for computer and consumer electronics. The activity level increased specifically in the information technology, medical and military markets. Increasing demand for equipment, including burn-in systems and boards, can be seen in the Asian region, China and India. However, the Semiconductor equipment capital spending budgets in the U.S were reduced due to lower growth expectation in the next two quarters because of the slow economy in the U.S. This resulted from, among other things, higher oil prices, an unstable Mideast region and lower consumer confidence.

There are several influencing factors which create uncertainties when forecasting performance, such as the ever-changing nature of technology, i.e. specific requirements from the customer, decline in demand for certain types of burn-in devices or equipment, and other similar factors. One of these factors is the highly competitive nature of the Semiconductor industry. Another is that some customers are unable to provide a forecast of the products required for the next few weeks, hence it is difficult for our Singapore Manufacturing operation to plan out the resources needed to meet these customers’ requirements. This will normally result in a lower margin for these products as it is more expensive to purchase materials in a short time frame. However, the Company has taken action to protect itself and formulated plans for dealing with these unpredictable factors. For example, in order to meet customers’ demands on short notice, the operation has already begun to stockpile materials. The drawback is that if customers cancel orders, the Company is responsible for finding other buyers for these materials. We will be instituting further cost cutting measures such as combining certain plants together, finding solutions to cut utilities rates, remaining economic in scale and maintaining a lean headcount, among others. Furthermore, we have begun subcontracting certain areas of manufacturing functions to ease supervisory and administrative work. Finally, the Company is exploring new business opportunities such as selling new products.

     (ii) Financial information

During the fiscal year ended June 30, 2004, total assets increased by $1,289 from $16,711 at June 30, 2003 to $18,000 at June 30, 2004. The majority of the increase was in short-term deposits, other receivables and inventories, but offset with a decrease in investments in marketable securities of $485.

The increase in short-term deposits of $1,341 from $4,308 at June 30, 2003 to $5,649 at June 30, 2004 mainly derived from cash proceeds from the disposal of marketable securities and the withdrawal of previously invested funds. All of the $485 of the investments in marketable securities at June 30, 2003 were sold in the first quarter of 2004 in order to take advantage of the increase in market value, utilize the profit and exit the market. The Company also withdrew previously invested funds of $210, which were held in trust by an independent investing firm, for further investment in the newly acquired burn-in testing operation in Malaysia.

Cash decreased by $138 from $1,495 at June 30, 2003 to $1,357 at June 30, 2004 as the Company reinvested additional cash balances into short-term deposits. Furthermore, the early repayment of a loan in Singapore and the payment of 2003 bonuses contributed to the decrease in cash.

Inventories increased by $360 from June 30, 2003 to $1,409 at June 30, 2004 attributable to the Singapore Manufacturing and Distribution operations. The Singapore Manufacturing operation began work on new orders and turned the finished goods into revenue towards the end of fourth quarter. On the other hand, the Singapore Distribution operation purchased inventories, which happened to be in transit, to cater to the higher backlog as of June 30, 2004. As a result, the work in progress increased by $534, which was offset with a decrease in finished goods of $242.

The increase in other receivables also contributed to the increase in total assets. The increase in other receivables mainly derived from the down payment for the renovation of SBI (Smart Burn-in) facilities of $377 in Singapore as well as the deposit of $92 paid for the acquisition of the testing operation in Malaysia. These offset the withdrawal of previously invested funds of $210 from the independent investing firm, which withdrawal is described above.

Total liabilities at June 30, 2004 were $6,866, reflecting an $853 increase from $6,013 at June 30, 2003. Accounts payable at June 30, 2004 increased by $1,236 since June 30, 2003 due mainly to a rise in quantity of materials purchased before payment for a few of the operations in Southeast Asia at the end of the fourth quarter. This was offset by a decrease in lines of credit, notes payable and capitalized leases as a result of net payments of $154, $35 and $190 respectively. During the year fiscal 2004, Universal Systems negotiated with the bank to terminate the capitalized lease assets with an early redemption of $74 before relocating its operation and assets from San Jose, California to another subsidiary in Singapore. As of June 30, 2004, total liabilities (excluding minority interest) were 76.1% of total capital, compared with 70% at June 30, 2003. Total liabilities as a percentage of total capital was higher in fiscal 2004 mainly due to higher accounts payable, as mentioned earlier. The Company believes its strong cash position provides ready and ample access to funds in the global capital market.

Critical Accounting Policies

We prepare the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements require the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policy,” We identified the most critical accounting principles upon which its financial statements depend. The following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Accounts Receivable and Allowance for Doubtful Accounts

During the normal course of business, we extend unsecured credit to its customers. Typically credit terms require payment to be made between 30 to 60 days of the sale. We do not require collateral from its customers. We maintain our cash accounts at credit worthy financial institutions.

We regularly evaluate and monitor the creditworthiness of each customer on a case-by-case basis. We include any account balances that are determined to be uncollectible, along with a general reserve, in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to management, we believe that our allowance for doubtful accounts was adequate as of June 30, 2004.

Inventory Valuation

Our inventories are stated at the lower of cost (on a first-in, first-out basis) or market value. Our industry is characterized by rapid technological change, shore-term customer commitments and rapid changes in demand. We make provisions for estimated excess and obsolete inventory based on our regular reviews of inventory quantities on hand and the latest forecasts of product demand and production requirements from our customers. We write down inventories for not saleable, excess or obsolete raw materials, work-in-process and finished goods by charging such write-downs to cost of sales. In addition to write-downs based on newly introduced parts, statistics and judgments are used for assessing provision of the remaining inventory based on salability and obsolescence. In fiscal 2004, certain inventories with provision were sold in connection with products sales generating zero or little margin, which led to the reduction of inventory provision and contributed partially a flat margin in the product sales generated in Manufacturing segment.

Revenue Recognition

Revenues generated from sales of products in Manufacturing and Distribution segments are recognized when persuasive evidence of an arrangement exists, delivery of the products has occurred, customer acceptance has been obtained, which means the significant risks and rewards of the ownership have been transferred to the customer, the price is fixed or determinable and collectibility is reasonably assured. Certain products sold (in Manufacturing segment) may require installation and training to be performed.

Revenue from product sales is also recorded in accordance with the provisions of Emerging Issues Task Force (EITF) Statement 00-21 “Revenue Arrangements with Multiple Deliverables” and Staff Accounting Bulletin (SAB) 104 “Revenue Recognition in Financial Statements” which generally requires revenue earned on product sales involving multiple-elements to be allocated to each element based on the relative fair values of those elements. Accordingly, we allocate revenue to each element in a multiple-element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold and specifically defined in a quotation or contract. We allocate a portion of the invoice value to products sold and the remaining portion of invoice value to installation work in proportion of the fair value of products sold and installation work to be performed. Training elements are valued based on hourly rates, which we charge for these services when sold apart from product sales. The fair value determination of products sold and the installation and training work is also based on our specific historical experience of the relative fair values of the elements if there is no easily determinable market price to be considered. In fiscal 2004 and 2003, the installation revenues generated in connection with product sales were immaterial and included in the product sales revenue line on the consolidated statement of income. We estimate an allowance for sales returns based on historical experience with product returns.

Revenue derived from testing service is recognized when testing services are rendered.

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

Results of Operations

Comparison of Year Ended June 30, 2004 (“2004”) and June 30, 2003 (“2003”)

	2004	2003
Net Sales	100.0%	100.0%
Cost of Sales	75.5%	76.5%

Gross Margin	24.5%	23.5%
Operating Expenses
General and administrative	19.7%	18.8%
Selling	4.6%	3.3%
Research and development	0.6%	0.6%
Impairment Loss	0.0%	1.7%
(Gain) Loss on disposal of PP&E	-0.5%	0.5%

Total Operating Expenses	24.4%	24.9%

Income from operations	0.1%	-1.4%

Overall Net Sales and Gross Margin

Overall sales for fiscal 2004 were $19,154, down $2,092 from fiscal 2003 by a difference of 9.85%. This decrease in sales was primarily due to the significant drop in sales in the Distribution segment, as well as decreased activity in the Testing segment, both of which offset the surge in sales in the Manufacturing segment, especially in the fourth quarter. Overall gross margin increased marginally by less than 1% from 23.5% in fiscal 2003 to 24.5% in fiscal 2004, primarily attributable to the Distribution segment even though sales in that segment decreased significantly.

Distribution Segment

The revenue and gross margin for the Distribution segment for fiscal years 2004 and 2003 were as follow:

(In Thousands, unaudited)	2004	2003
Revenue	$3,124	$7,067
Gross margin	13.5%	5.3%

Net sales in the Distribution segment decreased 55.8%, a decrease of $3,943 from $7,067 in fiscal 2003 to $3,124 in fiscal 2004. The bulk of the sales decline was attributable to the decrease in unit volume of low-margin products, which experienced a reduction in sales revenue of $3,926 from fiscal 2003 to fiscal 2004, along with a 34.7% drop in quantity sold and a 49.6% reduction in selling price. Sales of Vibration products and Reflow ovens fell by $115, with a drop of 33.3% in quantity sold. The demand for Vibration products diminished as this equipment had an average unit selling price greater than $100. Customers in the United States remained conservative in making large investments, hence demand was low. Customers showed a preference to purchase substitute equipment at an average selling price below $30. As for Reflow ovens, customers developed more stringent requirements in technology, and our existing vendor was unable to satisfy the change. We will continue to search for other vendors who can meet our customers’ requirements. However, the unit selling price of Vibration products and Reflows ovens increased by 30.5% over fiscal 2003 due to our ability to meet customers’ specialized demands, hence their willingness to pay more for this benefit. Additionally, spare parts and services increased sales by $117.

Despite the decline in sales in the Distribution segment overall, the margin showed an improvement of 8.2% from 5.3% in fiscal 2003 to 13.5% in fiscal 2004 due to the decreased sales of low-margin products combined with the improvement in average unit selling price of Vibration products and Reflow ovens. This contributed mainly to the slight improvement in the overall gross margin compared to fiscal 2003.

Testing Segment

The revenue and gross margin for the Testing segment for fiscal years 2004 and 2003 were as follow:

(In Thousands, unaudited)	2004	2003
Revenue	$8,908	$9,505
Gross margin	29.2%	38.4%

The Testing segment also experienced some deterioration in sales. Sales dropped by 6.3% from $9,505 in fiscal 2003 to $8,908 in fiscal 2004. Burn-in volume for this segment decreased due to a change in customers’ burn-in requirements. We adjusted to meet these specifications, but still suffered a lower margin of 9.2% from fiscal 2003 because of operating with fixed costs. Also contributing was the fall in product life cycle for one particular type of burn-in, and one new type of burn-in has yet to ramp up as expected. Additionally, we adopted a reduction in service fees of approximately 13.3% in an effort to maintain existing customers and attract new ones in an increasingly competitive market.

Gross margin dropped by 9.3%, from 38.5% in fiscal 2003 to 29.2% in fiscal 2004 due to several factors. First, the Company reduced service fees in an effort to retain existing customers and capture new ones in an increasingly competitive market. Second, material costs, such as utilities, increased due to higher usage of certain products and some new administrative charges from the vendor of utilities were imposed. In order to counter the above, the Singapore Testing operation is working diligently to obtain more business for the latest type of burn-in, and will be closely monitoring costs to maintain them at the minimum level.

Although the Thailand operation saw boosted sales in fiscal 2004, it generated a lower margin due to a change in product mix, as more services at a lower margin were provided to one particular customer with whom Trio-Tech has a long standing relationship.

Manufacturing Segment

The revenue and gross margin for the Manufacturing segment for fiscal years 2004 and 2003 were as follow:

(In Thousands, unaudited)	2004	2003
Revenue	$7,122	$4,674
Gross margin	19.3%	19.1%

The setbacks in sales in the Testing and Distribution Segments were partially offset by an improvement in sales in the Manufacturing segment, resulting an overall increase in sales of 52.4% from $4,674 in fiscal 2003 to $7,122 in fiscal 2004. The market conditions for the microelectronics market remained positive as indicated by the improved backlog, which increased from $582 in fiscal 2003 to $3,440 in fiscal 2004. Sales of burn-in systems and burn-in boards increased, as did sales derived from fabrication and upgrading customers’ equipment. The Singapore Manufacturing operation was chosen by a customer to be its major supplier to build systems for the testing of microprocessor, and anticipates that it will continue to provide this service. This same operation also procured the business of burn-in boards sales to its new customer.

Sales of burn-in boards were $851 in fiscal 2004, an increase in the quantity sold of 175.6% with a drop in unit selling price of 7.2%. Sales of burn-in systems were $1,758, a 585% increase in quantity sold and a 44.1% decrease in unit selling price over fiscal 2003. Even though the unit selling price decreased for all these products, the dollar volume resulting from the substantial increase in the quantity sold of burn-in boards and burn-in systems exceeded the dollar volume resulting from the drop in selling price. The sales of Artic Temperature Controlled Chucks contributed the decrease of $160 due to the decrease in both quantity and the unit selling price.

Gross margin as a percentage of sales remained relatively flat at 19%, but the dollar volume increased by $475 from $892 in fiscal 2003 to $1,367 in fiscal 2004, which was consistent with the increase in sales. Another factor which contributed to a flat margin was due to the sale of certain inventories with provision generating zero or little margin.

Geographically, net sales into and within the United States region decreased by 47.9%, from $9,038 in fiscal 2003 to $4,706 in fiscal 2004. The drop in demand in the U.S. for front-end products from the Singapore Distribution segment contributed to 90.4% of the decline. It was also due in part to the decline in demand for Artic Temperature Controlled Chucks as Semiconductor equipment capital spending budgets in the U.S. appear to have been reduced based on lower growth expectations for the second half of 2004. In addition, the U.S. Manufacturing operation was moved from San Jose, California to Singapore at the very end of the third quarter, hence we predict a temporary lack of bookings for Wet Process Stations while we prepare for the manufacturing process and determine the needs of the customers in this new region. Net sales into and within Ireland increased 33.1%, from $943 in fiscal 2003 from $1,255 in fiscal 2004. Responsible for the increase was a boost in programming services in the Ireland operation. Net sales into and within the Southeast Asia region increased by 18.0% from $11,306 in fiscal 2003 to $13,344 in fiscal 2004, as there was higher demand for Burn-in Boards and Systems in Malaysia and Singapore.

Operating Expenses

The operating expenses for fiscal years 2004 and 2003 were as follow:

(In Thousands, unaudited)	2004	2003
General and administrative	$3,769	$3,992
Selling	$875	$702
Research and development	$117	$121
Impairment Loss	$4	$358
(Gain) loss on disposal of PP&E	$(101)	$115

	$4,664	$5,288

As a percentage of sales, operating expenses dropped by 0.6% from 24.9% in fiscal 2003 to 24.4% in fiscal 2004. This was a result of the slight movements in all the operating expense items as a percentage of sales. As a percentage of sales, general and administrative expenses increased slightly by 0.9% from 18.8% in fiscal 2003 to 19.7% in fiscal 2004.

General and administrative expenses decreased by $223 from fiscal 2003 to fiscal 2004. Several factors contributed to this reduction, including diminished bonus provisions of $127 in the Singapore operation as a few of the operations did not meet their bonus payment criteria. Salaries were cut back by $117 in Southeast Asia and $101 in the United States operation as part of cost cutting measures. Insurance and rental diminished by $33 in Universal Systems after the operation along with its assets were moved from San Jose, California to Singapore. In fiscal 2003, the Company granted certain stock options which had an exercise price less than that of the fair market value resulting in a $14 compensation cost. In fiscal 2004, as all options were granted at fair market value, no similar compensation costs were incurred. Finally, miscellaneous costs fell by $6. This was all offset by higher depreciation of $25 due to renovations and additional purchases of equipment in Southeast Asia; addition withholding tax of $10 from Malaysia operation; additional provision for doubtful debts of $9; and incremental tele-communication expenses of $9 due to overseas travel. Additionally, a reversal in provision for contingent liabilities of $51 occurred in the third quarter of fiscal 2003, as the court case was settled in favor of Trio-Tech and we were not liable for the compensation. No such reversal of provision occurred in 2004. Likewise, in fiscal 2004 Corporate officers’ bonuses in the amount of $17 were paid, whereas in fiscal 2003, $54 in bonuses were reversed out as the group did not meet its bonus payment criteria

As a percentage of sales, selling expenses increased marginally by 1.3% from 3.3% in fiscal 2003 to 4.6% in 2004. Selling expenses as a whole increased by $173. One reason for this was the increase in commission of $43 in the U.S. operation due to a higher number of commissionable sales, and a $60 increase in commissions in Singapore Manufacturing and Distribution for the same reason. Another reason was the higher warranty cost of $165 due to more numerous equipment sales for the Singapore Manufacturing and Distribution segments. Higher travel costs of $16 were incurred in Singapore mainly for the purpose of transferring the manufacturing of Wet Process Stations from San Jose to Singapore. Greater participation in semiconductor shows and conferences resulted in higher trade show costs of $13 for fiscal 2004. Finally, there was an increase in miscellaneous costs of $2. This was offset with a reduction in salaries of $50 in the Southeast Asia operation through a reduction in headcount. Also, there was a savings of $49 in salaries in the U.S. as the sales staff at Universal Systems was laid off in the third quarter of 2003, and a savings in rent and utilities of $27 as this same facility was closed down.

Research and development remained relatively flat from fiscal 2003 to fiscal 2004.

(Gain)/Loss on Disposal of Property, Plant and Equipment

The loss on disposal of fixed assets of $115 in fiscal 2003, was related to the write off of obsolete burn-in facilities in Southeast Asia in fiscal 2003. On the other hand, the gain on disposal of $101 in fiscal 2004 was derived from the Ireland and Thailand operations. Ireland operation sold equipment which had been written off several years ago, hence enabling us to recognize $62 of the sales proceeds as a total gain for the operation. Also, the Thailand operation made a substantial sale of boards to one of its customers, realizing a gain of $39.

Income (loss) from operations

The income (loss) from operations for fiscal years 2004 and 2003 were as follow:

(In Thousands, unaudited)	2004	2003
Manufacturing Segment	$(205)	$(802)
Testing Segment	$241	$803
Distribution Segment	$(27)	$(212)
Corporate	$27	$(76)

	$36	$(287)

The Company turned the operating loss of $287 in fiscal 2003 to an operating income of $36 in fiscal 2004. The improvement was mainly attributed to the Manufacturing and Distribution Segments, which have more than offset the decline in operating income for the Testing Segment.

The operating loss in the Manufacturing Segment declined by $597, from $802 in fiscal 2003 to $205 in fiscal 2004. The reduction in operating loss resulted in part from the transfer of the Universal Systems manufacturing operation from San Jose to Singapore in the third quarter of 2004. Hence, certain fixed costs which were incurred in fiscal 2003 were not repeated in fiscal 2004. General & administrative costs as a percentage of sales decreased from 21.8% in fiscal 2003 to 12.4% in fiscal 2004, while selling expenses as a percentage of sales dropped from 8% to 5.4%, mainly due to the significant rise in sales of 52.4%. The decline in general & administrative costs of 9.4% and selling expenses of 2.6% as a percentage of sales was mainly attributed to Universal System. After Universal System moved its manufacturing operation, along with all its equipment, to Trio-Tech International Pte. Ltd. in Singapore, this resulted in a savings in high fixed costs, such as salaries of $148, rental of $60, commissions of $15, and research and development costs of $12 when compared to fiscal 2003.

The Distribution Segment also contributed to the improvement in operating income. Its operating loss decreased by $185 from $212 in fiscal 2003 to $27 in fiscal 2004. This improvement was mainly due to the change in product mix, which improved gross margin as mentioned earlier. Operating expenses for Vibration products and Reflow ovens remained similar to those in fiscal 2003 which, along with the increase in price, contributed to the decrease in operating loss for the Distribution Segment.

Corporate also contributed to the improvement in the overall operating income. The corporate office attempts to reimburse its operating expenses by imposing a fee to all subsidiaries on a fixed percentage of total revenue. Due to the increase in Singapore Manufacturing sales in the fourth quarter, while the rate remained unchanged, the fees collected in fiscal 2004 were more than corporate operating expenses. This is unlikely to recur in fiscal 2005. Hence, Corporate went from an operating loss of $76 in fiscal 2003 to an operating income of $27 in fiscal 2004, an increase of $103.

The above were more than enough to offset the decrease in operating income for the Testing Segment, which declined from $803 in fiscal 2003 to $241 in fiscal 2004. The cost of goods sold and operating expenses in the Testing segment, comprised of fixed and semi-fixed costs such as rental, depreciation, and administrative salaries, remained fixed despite the overall decrease in sales. With the increase in cost of goods sold as mentioned earlier due to higher utilities costs, the operating income declined by $562.

Interest Expense

The interest expenses for fiscal years 2004 and 2003 were as follow:

(In Thousands, unaudited)	2004	2003
Interest expense	$(120)	$(185)

Interest expense decreased by $65 in fiscal 2004 as compared to fiscal 2003. One reason for this was the lower interest incurred on lines of credit as the Singapore and U.S. operations repaid their lines of credit during the end of 2003 and the beginning of 2004. Also, lower interest was incurred on a term loan in the Singapore operation as most of its loan was repaid. Offsetting this was the interest from additional borrowings obtained for the building of extensions, burn-in systems and other equipment during the year by the Singapore operation.

Other Income

Other income for fiscal years 2004 and 2003 were as follow:

(In Thousands, unaudited)	2004	2003
Other income	$372	$347

Other income increased $25 from fiscal 2003 to fiscal 2004. One contributing factor to this was increased rental income due to the leasing out of factories in Ireland and Malaysia, which contributed $80. Another cause was increased net gain on disposal of marketable securities of $66. Offsetting these increases was a loss on currency exchange of $12 in 2004 versus an exchange gain of $9 in 2003 for a total difference of $21. Also, we experienced a decrease of $19 in dividends and interest income, a decline in royalty income of $20, a drop of $52 in sundry income, and a decrease of $9 in miscellaneous income.

Income Tax

The total income tax provision decreased by $81 or 74.5%, from $94 in fiscal 2003 to $13 in fiscal 2004. Of the change of $81, there was an increase of $28 related to the current portion of income tax due to the increase of $29 in foreign income tax provision and a decrease of $1 in state income tax provision compared to those in fiscal 2003. The rest was related to the deferred portion of income taxes benefit. An increase of $29 in current portion of foreign income tax expense was a result of tax provision of approximately $19 incurred in Ireland operation due to the gain of $62 on disposal of equipment and the remaining $10 of current portion of income tax provision incurred in Malaysia operation due to the increase in its operating income.

The deferred income tax portion was changed from provision of $42 in fiscal 2003 to benefit of $67 in fiscal 2004. The swing was approximately $$109, which was attributed to a decrease of deferred tax liability incurred mainly in Singapore. The decrease in deferred income tax expense was the result of the timing differences related to the recording of depreciation expenses for book and tax purposes and net operating loss carried forward in Singapore and Malaysia. We did not recognize any income tax benefits related to the net operating losses generated in the U.S. We believe that when the future taxable income exceeds the cumulative losses, it is likely that such benefits will be realized.

The Company’s effective income tax rate decreased from 75% in fiscal 2003 to 5% in fiscal 2004. The decrease in the effective income tax rate in fiscal 2004 was due to a change from net loss of $125 before income tax to net income of $288 before income tax and due to a change in the income tax provision of $94 in fiscal 2003 to income tax provision of $13 in fiscal 2004. As discussed above, the decrease of deferred tax liability in Singapore contributed to the decrease of total income tax provision which in turn contributed to the decrease of effective income tax rate. In addition, the net loss in the U.S. was decrease from $231 in fiscal 2003 to $87 in fiscal 2004 and net income in foreign countries increased from $106 in fiscal 2003 to $375 in fiscal 2004, both of which contributed to the decrease of effective income tax rate.

The Company files income tax returns in the U.S., Singapore, Thailand, Malaysia, and Ireland, respectively. Income taxes are provided in those countries where taxable income is earned. Income in one country is not offset by losses in another country. Accordingly, no benefit is provided for losses in the countries except where the loss can be carried back against income recognized in previous years. In essence, the effect of providing tax against taxable income while not providing benefit for losses results in an effective tax rate that differs from the federal statutory rate. The nature and terms of income tax holidays, abatements, rate reductions and similar arrangements granted by foreign taxing authorities and their impact on the provision for income taxes are as follows:

1.	Capital allowances are available in the Southeast Asia operation to offset taxable income, which is the same as accelerated allowance on fixed assets. This reduces the income tax payable and creates deferred tax liabilities for the next few years.

2.	Reinvestment allowances can only offset the tax payable if the expansion, modernization or diversification is carried out in a promoted area.

Net (Loss) Income

As a result of all of the factors analyzed above, the net income for the fiscal year ended June 30, 2004 was approximately $220, which represented an increase of $301 from a net loss of $81 for fiscal 2003, or a 371.6% change. Basic earnings per share for fiscal 2004 increased to $0.07 per share from a basic loss per share of $0.03 in fiscal 2003, which represented an increase of $0.10, a 333.3% change. Diluted earnings per share for fiscal 2004 was $0.07 per share, an increase of $0.10 per share from a diluted loss per share of $0.03 for fiscal 2003.

Year Ended June 30, 2003 (“2003”) Compared to Year Ended June 30, 2002 (“2002”)

	2003	2002
Net Sales	100.0%	100.0%
Cost of Sales	76.5%	81.2%

Gross Margin	23.5%	18.8%
Operating Expenses
General and administrative	18.8%	21.1%
Selling	3.3%	6.1%
Research and development	0.6%	1.7%
Impairment Loss	1.7%	8.3%
(Gain) Loss on disposal of PP&E	0.5%	-0.2%

Total Operating Expenses	24.9%	37.0%

Income from operations	-1.4%	-18.2%

Overall Net Sales and Gross margin

Net sales for the Company increased overall by 8.3% from $19,617 in fiscal 2002 to $21,246 in fiscal 2003, a difference of $1,629. The increase in sales was primarily derived from the Distribution and Testing segments, which offset the decrease in sales in the Manufacturing segment. Overall gross margin increased by 4.7% from 18.8% in fiscal 2002 to 23.5% in fiscal 2003. The greater portion of this increase was attributable to the Manufacturing segment, which recovered from a loss to a positive gross margin in spite of a drop in sales.

Distribution Segment

The revenue and gross margin for the Distribution segment for fiscal years 2003 and 2002 were as follow:

(In Thousands, unaudited)	2003	2002
Revenue	$7,067	$5,653
Gross margin	5.3%	9.1%

The Distribution segment sales increased from $5,653 in fiscal 2002 to $7,067 in fiscal 2003, due to a surge in sales of low margin front-end products. An additional low margin front-end product of a similar nature to that of our existing products was responsible for this surge. Sales of low-margin products were $1,213, a 24.9% decline in quantity sold but a 50% increase in the selling price, whereas the sales of Test chambers and Reflow ovens were $201 in fiscal 2003 with a 46.7% rise in quantity sold and a drop in selling price of 58.1%. Test chambers and Reflow ovens were also in higher demand as we were able to keep the cost of these machines reasonably priced with a selling price ranging from $11 to $46, which fell within customers’ capital budgets.

Gross margin dropped by 3.8%, from 9.1% in fiscal 2002 to 5.3% in fiscal 2003, due to fierce competition in the capital equipment market and the decrease in customers’ capital spending budgets. Conversely, some customers took advantage of price reductions to obtain necessary equipment, which also impacted our gross margin. The increase in sales volume for Test Chambers and Reflow ovens was not sufficient to offset the effects of the price reduction.

Testing Segment

The revenue and gross margin for the Testing segment for fiscal years 2003 and 2002 were as follow:

(In Thousands, unaudited)	2003	2002
Revenue	$9,505	$8,942
Gross margin	38.4%	38.4%

The Testing segment also experienced an increase in sales in the Thailand and Singapore operations, where sales increased from $8,942 in fiscal 2002 to $9,505 in fiscal 2003. The Thailand operation secured new contracts from existing customers, as well as secured new customers, and one particular type of burn-in device was in high demand from the Testing operation in Singapore. However, one particular customer in Malaysia shifted their production to Thailand, and revenue from this customer decreased in anticipation of this relocation. As a result, sales were not as high as they otherwise may have been.

Gross margin as a percentage of sales remained relatively flat at 38.4%, but the margin in dollars increased by $218 to $3,655 in fiscal 2003, which was consistent with the increase in sales.

Manufacturing Segment

The revenue and gross margin for the Manufacturing segment for fiscal years 2003 and 2002 were as follow:

(In Thousands, unaudited)	2003	2002
Revenue	$4,674	$5,022
Gross margin	19.1%	-6.7%

The increase in the Distribution and Testing sales was offset by a decrease in sales in the Manufacturing segment, which was mainly attributable to the United States operation. The net sales in the Manufacturing segment experienced a general decline of $348, from $5,022 in fiscal 2002 to $4,674 in fiscal 2003. The continued pessimistic outlook of the electronics industry and the threat of war in the Middle East for most of fiscal 2003 forced manufacturers to delay capital spending. Customers remained conservative in spending due to the overall pessimistic outlook of the electronics industry. Sales of Artic Temperature Controlled Chucks dropped $356, a 16.1% decrease in quantity sold and a 24.7% decrease in the selling price. Rate Turn Tables sales fell $315, a 100% reduction in quantity sold with no change in selling price, and were completely fazed-out in fiscal 2003. Sales of Environmental Test equipment dropped $257, a 33.3% decline in quantity sold with a 39.3% drop in selling price. Fortunately, the decline in Manufacturing segment sales was offset by an increase in sales of burn-in systems as a result of our ability to meet customers’ specialized demands, and therefore the ability to charge more for these products. The sales of Burn-in Boards fell $47, a 36% drop in quantity sold and a 50% reduction in the selling price. This overall decline was offset by a climb in sales of Burn-in Systems of $258, with a 14.3% decrease in quantity sold but a 75.1% increase in selling price. Wet Process Stations sales increased by $114 in spite of a 47.4% decrease in quantity sold, due to a 102.1% hike in selling price. HAST Equipment sales rose $210 due to a 300% growth in quantity sold and a 13.9% decrease in selling price.

Despite the decrease in Manufacturing Segment sales, the gross margin increased from a negative 6.7% in fiscal 2002 to a positive 19.1% in fiscal 2003 mainly due lower cost of goods sold incurred in fiscal 2003. This increase in fact contributed to the bulk of the improvement in the overall gross margin for the Company. The cost of goods sold included an inventory obsolescence of $511 in the United States operation in 2002, which did not recur in 2003. Likewise, lower depreciation expenses of $234 incurred as no depreciation was charged on fixed assets that were impaired in fiscal 2002 and did not recur in fiscal 2003. Finally, the United States operations reduced headcount as part of cost cutting measures thereby reducing payroll related costs by $484.

Geographically, net sales into and within the United States increased by 11.8%, from $8,083 in fiscal 2002 to $9,038 in fiscal 2003. This was a result of an increasing demand in the U.S. for front-end products from the Distribution segment in Singapore and HAST equipment from one of the local operations. Net sales into and within the Southeast Asia region increased 12% from $10,093 in fiscal 2002 to $11,306 in fiscal 2003, primarily attributable to a new burn-in testing service in the Thailand operation and an increase in demand for burn-in equipment in Singapore as a result of the ability to meet customers’ specifications. Net sales into and within Ireland and other countries decreased by 36.2% from $1,479 in fiscal 2002 to $943 in fiscal 2003 due to a decline in demand for testing services, which occurred when several large customers moved out of Europe, and lower Manufacturing sales from Singapore and the Unites States into Europe and other countries as well.

Operating Expenses

The operating expenses for fiscal 2003 and 2002 were as follows:

(In Thousands, unaudited)	2003	2002
General and administrative	$3,992	$4,141
Selling	$702	$1,200
Research and development	$121	$331
Impairment Loss	$358	$1,631
(Gain) on disposal of PP&E	$115	$(33)

	$5,288	$7,270

Operating expenses decreased by $1,982 or 27.3% from $7,270 in fiscal 2002 to $5,288 in fiscal 2003. As a percentage of total revenue, our operating expenses in fiscal 2003 decreased from 37% to 24.9% in fiscal 2002.

General and Administrative (“G&A”) expenses decreased by $149 or 3.6% from $4,141 in fiscal 2002 to $3,992 in fiscal 2003. As a percentage of sales, G&A decreased by 2.3% from 21.1% in 2002 to 18.8% in fiscal 2003. Although we experienced a $333 decrease in G&A during fiscal 2003 as a result of a decrease in payroll related expenses, primarily in the U.S. operations, such decrease was offset by a $264 increase in payroll expenses in Southeast Asia as operations there increased based on increased sales. In addition, we had a $40 decrease in rental, relocation, and insurance expenses due to relocation to smaller facilities in Van Nuys, California in 2002, and a $40 decrease in depreciation expense as no depreciation was charged on fixed assets that were impaired in fiscal 2002 and did not recur in fiscal 2003.

Selling expenses decreased by $498 or 41.5% from $1,200 in fiscal 2002 to $702 in fiscal 2003. As a percentage of sales, selling expenses decreased 2.8% from 6.1% in fiscal 2002 to 3.3% in fiscal 2003. Of the $498, (1) $195 was related to a decrease in commission expense as a result of a decrease in commission-related sales in the Distribution and Manufacturing segments, (2) $127 was related to a decrease in warranty expenses incurred in Southeast Asia, reflecting the fact that the amount of products sold requiring warranty was reduced in fiscal 2003, (3) a $60 decrease was due to an impairment loss recorded in fiscal 2002 which did not recur in fiscal 2003, (4) an approximate $50 decrease in travel and related costs was due to fewer sales trips made in the second half of fiscal 2003 as a result of the Iraq war and the SARS outbreak in Asia, and (5) a $66 decrease in other expense items was a result of cost-cutting measures implemented during fiscal 2003.

Research and development expense decreased by $210 or 63.4% from $331 in fiscal 2002 to $121 in fiscal 2003. This decrease was due primarily to management’s decision to reduce research and development activities on its Wet Process Stations and Artic Temperature Controlled Chucks, based on reduced demand for these customized products in the Manufacturing Segment.

Impairment loss

Impairment loss decreased by $1,273 or 78.1%, from $1,631 in fiscal 2002 to $358 in fiscal 2003. The decrease of $1,273 was primarily due to the remaining fixed and intangible assets written to their fair value in fiscal 2003, which were not written down previously. The Company recorded an impairment loss based on its examination of the estimated undiscounted future cash flows generated by the subsidiaries where certain long-lived assets (certain fixed assets) were used.

The impairment loss of $358 in fiscal 2003 consisted of machinery and equipment, furniture and fixtures, and leasehold improvements (pertaining to the Malaysia and Singapore Testing operations) due to changes in demand for certain burn-in services which in turn made certain of our existing burn-in facilities obsolete.

(Gain) Loss on Sale of Property, Plant and Equipment

The disposal of property, plant and equipment resulted in a decrease of $148 from a gain of $33 in fiscal 2002 to a loss of $115 in fiscal 2003. The disposal loss was related to the disposal of the obsolete burn-in facilities in Southeast Asia due to new developments and advancement in technology.

Income (loss) from operations

The income (loss) from operations for fiscal years 2003 and 2002 were as follow:

(In Thousands, unaudited)	2003	2002
Manufacturing Segment	$(802)	$(4,013)
Testing Segment	$803	$680
Distribution Segment	$(212)	$(69)
Corporate	$(76)	$(177)

	$(287)	$(3,579)

The substantial reduction in the operating loss from $3,579 in fiscal 2002, to $287 in fiscal 2003 was mainly attributed to the Manufacturing and Testing Segment and Corporate, which have more than to offset the increase in operating loss for Distribution Segment.

The operating loss in Manufacturing Segment decreased by $3,211 from $4,013 in fiscal 2003 to $802 in fiscal 2002, mainly due to lower cost of goods sold as mentioned earlier. In addition, the operating expenses further decreased such as the reduction of $1,045 in impairment loss of machinery and equipment was recorded in fiscal 2002 but was not repeated in fiscal 2003. No depreciation was charged on the machinery and equipment that were impaired in fiscal 2002, hence there was a reduction of $98 in depreciation expense in fiscal 2003. Payroll related expenses were reduced by $343 as a part of cost cutting measures implemented in fiscal 2003. Concurrently, rental, insurance, travel, legal and auditing fees and commission were cut by $202 for the same reason. Finally, a reduction in research and development costs resulted in a savings of $210 due to a change in demand for products sold by our Manufacturing segment.

Testing Segment and Corporate also contributed to the reduction in operating loss. The operating loss for Testing Segment increased by $123 from $680 in fiscal 2002 to $803 in fiscal 2003. Its operating expenses decreased mainly due to the impairment loss of $130 which consisted of machinery and equipment, furniture, and leasehold improvements pertaining to the Malaysia and Singapore operations recorded in fiscal 2002 but was not repeated in fiscal 2003.

The operating loss in Corporate reduced from $177 in fiscal 2002 to $76 in fiscal 2003 due to an increase in allocated charges on the subsidiaries, which was contributed from a significant reduction in sales for one particular product with a lower allocated charge. This was offset by the increase in tax fees of $53 for the appointment of a new firm to assist in the tax computation rather than computing internally. Additionally, compensation costs of $14 were charged because of the grant of certain stock options with an exercise price at less than the fair market value of the underlying Common Stock.

The above were more than to offset the increase in operating loss for Distribution Segment, which increased from $69 in fiscal 2002 to $212 in fiscal 2003, mainly attributed to the decrease in gross margin mentioned earlier. Despite there was a significant increase in Distribution Segment sales, the operating loss did not reduce as the bulk of the sales increase derived from low margin front-end products. Hence, the margin that derived from such products was minimal.

Interest Expenses

The interest expenses for fiscal 2003 and fiscal 2002 were as follows:

(In Thousands, unaudited)	2003	2002
Interest expense	$(185)	$(207)

Interest expense decreased by $22 or 10.6%, from $207 in fiscal 2002 to $185 in fiscal 2003. This decrease was primarily due to net repayments of $932 on the line of credit and payments of $1,284 on long-term debt and capitalized leases.

Other Income

The other income for fiscal 2003 and fiscal 2002 were as follows:

(In Thousands, unaudited)	2003	2002
Other income	$347	$306

Other income increased by $41 or 13.4% from $306 in fiscal 2002 to $347 in fiscal 2003. Changes in other income in fiscal 2003 compared to those in fiscal 2002 consisted mainly of (1) an increase in gain on disposal of marketable securities of $50, (2) an increase in exchange gain of $116 in fiscal 2003 and, (3) a decrease in interest income of $99 in fiscal 2003.

Income Tax

The total income tax provision increased by $41 or 77% from $53 in fiscal 2002 to $94 in fiscal 2003. Of the change of $41, $19 was related to the current portion of income tax due to the increase of $18 in foreign income tax expense and $1 in state income tax expense compared to those in fiscal 2002. The remaining $22 related to the deferred portion of income taxes expense. The increase of $18 in current foreign income tax expense was a result of an increase in income in Thailand from a loss of $36 in fiscal 2002 to an income of $288 in fiscal 2003, which was offset by the decrease in income in Singapore of $466 in fiscal 2002 to $182 in fiscal 2003. Though Singapore had a higher income in fiscal 2002, the allowance on depreciation for tax purposes reduced the taxable income and thus resulted in a lower tax provision in fiscal 2002.

The deferred portion of income tax provision increased by $22 from $20 in fiscal 2002 to $42 in fiscal 2003, which was attributed to the increase in the deferred tax liability incurred mainly in Singapore. The increase in deferred income tax expense was the result of the timing differences related to the recording of depreciation expense for book and tax purposes. We did not recognize any income tax benefits related to the losses generated in the U.S. We believe that when the future taxable income exceeds the cumulative losses, it is likely that such benefits will be realized.

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

The Company files income tax returns in the U.S., Singapore, Thailand, Malaysia, and Ireland, respectively. Income taxes are provided in those countries where taxable income is earned. Income in one country is not offset by losses in another country. Accordingly, no benefit is provided for losses in the countries except where the loss can be carried back against income recognized in previous years. This has the effect of providing tax against taxable income while not providing benefit for losses, which results in an effective tax rate that differs from the federal statutory rate. The nature and terms of income tax holidays, abatements, rate reductions and similar arrangements granted by foreign taxing authorities and their impact on the provision for income taxes are as follows:

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

Liquidity and Capital Resources

We believe our financial condition is strong. The working capital (defined as current assets minus current liabilities) of $7,370 as of June 30, 2004 increased by $343, or 4.88%, compared to working capital of $7,027 as of June 30, 2003. The current ratio (defined as current assets divided by current liabilities) was 2.36 times as of June 30, 2004 compared to 2.57 as of June 30, 2003. The Company had positive working capital for the ten fiscal years prior to the year ended June 30, 2004. We believe that the Company has the ability to maintain positive working capital and strong liquidity in the near future.

Management believes the Company has the economic wherewithal to satisfy any short-term funding for several reasons. We have cash provided by operating activities of $1,854 after adjusting for non-cash items and movements in working capital and our collection of accounts receivable is approximately 70 days which is consistent with last year and is adequate for our purposes. Furthermore, the manufacturing operation in San Jose, California, which consistently showed a loss, was moved to Singapore without additional work force. We anticipate that it will ease the working capital used to finance that operation.

The Burn-in testing operation in Malaysia acquired on July 1, 2004 will need significant capital expenditure of $578 to renovate the office, plant and facilities for new products, replace existing equipments and purchase new equipments. Currently, internal funding is used for the first two payment of $576 for the total acquisition cost of approximately $921 (2,000 Ringgit Malaysian) The balance of the purchase price for this burn-in operation of approximately $395 (1,500 Ringgit Malaysian) was paid in the form of a bank guaranteed which will mature in six months at December 31, 2004.

In addition, the backlog from Singapore Manufacturing ramped up beginning in the last quarter of fiscal 2004. Accordingly, we anticipate that there will be more purchases of raw materials to meet the orders in the next few quarters, and the unused credit facilities will be utilized to fund this area.

At June 30, 2004, the Company had available short-term lines of credit totaling $3,699, of which $3,553 was unused. However, of this $3,553, the line of credit of Trio-Tech Singapore of $2,925 expired in July 2004. The Company anticipates that it will renew this line of credit at a later date.

Entity with Facility	Type of	Interest	Credit	Unused
Trio-Tech Malaysia	Line of Credit	7.00%	$91	$91
Trio-Tech Bangkok	Line of Credit	6.75%	98	98
Trio-Tech Singapore	Line of Credit	5.5 to 6.0%	3,510	3,364

			$3,699	$3,553

The Company procured long-term loans of $773 and capitalized leases of $111 in fiscal 2004 to finance capital purchases, and another loan of approximately $1,000 has yet to be drawn down.

The following contractual obligations servicing table describes our overall future cash obligations based on various current contracts in the next five years:

	Payments Due by Period (at June 30, 2004)
		Less than	1 - 3	4 - 5	After
	Total	1 Year	Years	Years	5 Years
Lines of Credit	$146	$146	$—	$—	$—
Notes Payable	1,089	506	583	—	—
Capital Leases	456	246	202	8	—
Operating Leases	1,373	654	719	—	—

	$3,064	$1,552	$1,504	$8	$—

Other requirements will be for the expansion of the new Distribution operation in Singapore, where we anticipate the purchase of raw materials for Wet Process Stations and for new products. There were no other capital commitments except those that were disclosed as of June 30, 2004..

Fiscal 2004

Net cash provided by operating activities during the year ended June 30, 2004 doubled from net cash of $927 provided by operating activities during the year ended June 30, 2003 to a net cash of $1,856. Movements in working capital included increases in accounts payable and accrued expenses, and decreases in accounts receivable and inventories.

The increase in accounts payable and accrued expenses of $2,161 over June 30, 2003 was mainly due to larger orders for purchase of materials, especially in the Singapore operation, to meet orders in the first quarter of 2005. There was a sudden increase in our Manufacturing backlog in 2004, which went from $582 in June 2003 to $3,440 in June 2004.

However, accounts receivable decreased by $588 at June 30, 2004 as compared to June 30, 2003. This was mainly attributable to the lower sales generated from the Singapore Testing and Distribution operation. As a result, sales in Southeast Asia decreased by $605 to $4,100 in the last quarter of fiscal 2004 as compared to the same quarter in fiscal 2003. Nevertheless, the accounts receivable turnover index (defined as net sales divided by average ending accounts receivable less bad debt allowance) remains consistent at 5 times at June 30, 2003 and 2004, indicating that the Company remains efficient in its collection.

Inventories decreased by $324 at June 30, 2004 as compared to June 30, 2003, which was mainly attributed to the decline in inventories of $310 in Universal System. These inventories were either turned into finished goods and sold off or transferred to Singapore in the third quarter of fiscal 2004; none was in the operation thereafter. The provision for stock obsolescence in Universal Systems of $250 was written off after the transfer and the carry value of the inventories was taken up in the Singapore subsidiary. On the other hand, the Singapore Manufacturing operation and Distribution operation started to stock up inventories during the fourth quarter of fiscal 2004, to work on new orders and to cater for the higher backlog as of June 30, 2004. Hence, the inventory turnover index (defined as cost of sales divided by average ending inventory) was 11.77 times at June 30, 2004, down from 15.75 times at June 30, 2004.

The bulk of the cash provided from investing activities during the year 2004 was invested in short-term deposits, because of our view that cash will be required in the short term for new investments in Malaysia. The investments in short-term deposits increased $1,341 from $4,308 in June 30, 2003 to $5,649 in June 30, 2004. This contributed mainly to the net cash used in investing activities during the year ended June 30, 2004 of $1,581, compared to net cash provided by investing activities of $1,346 during the year ended June 30, 2003. In addition, capital expenditures increased by $470 in 2004 mainly due to the acquisition of burn-in systems and the extension of a building. These were offset with the higher proceeds of $241 mainly from sales of equipment and lower purchase of marketable securities of $533 in 2004.

Net cash used in financing activities during the year ended June 30, 2004 was $464, reflecting a decrease of $1,287 compared to the $1,751 used in financing activities during 2003. Out of the decrease of $1,287, $1,166 was due to lower net repayment on lines of credit, debt and capitalized leases during the year ended June 30, 2004 compared to net repayments of $1,681 for the year ended June 30, 2003. In addition, cash of $104 was received from stock options exercised during the year ended June 30, 2004.

Approximately $2,011 of short-term deposits as of June 30, 2004 is held in the Company’s 55% owned Malaysian subsidiary. Of such amount, $1,742 is denominated in the currency of Malaysia, of which $147 is currently available for movement overseas, as authorized by the Central Bank of Malaysia. There are additional amounts available as dividends (after making deductions for income tax) pursuant to Malaysian regulations.

Fiscal 2003

Net cash provided by operating activities during the year ended June 30, 2003 was $927, reflecting a significant increase of $2,644, compared to a net cash of $1,717 used in operating activities during the year ended June 30, 2002. Movements in working capital included increases in accounts receivable, accounts payable and accrued expenses and a decrease in inventories.

The increase in accounts receivable of $222 was mainly attributable to the higher net sales of 8.3% for the fiscal year ended June 30, 2003 compared to June 30, 2002. The increased sales were the primary factor in the improvement in the accounts receivable turnover. The accounts receivable turnover index (defined as net sales divided by average ending accounts receivable less bad debt allowance) totaled 5.45 times as at June 30, 2003, compared with 4.21 times at June 30, 2002 also indicating that the company believes that the foregoing reflects its consistent emphasis on the collection of accounts receivable.

Accounts payables and accrued expense increased by $1,540 over June 30, 2002 mainly due to an increase in purchases of finished goods in one of the U.S operations to cater for the sudden increase in their backlog from $111 as at June 30, 2002 to $1,001 as at June 30, 2003. In addition, a potential sales rebate of $163 was accrued in the Singapore operation after finalization of pricing with a customer.

However, inventory decreased by $445 at June 30, 2003 as compared to June 30, 2002, which was due to the improvement in the inventory turnover index. The inventory turnover index (defined as cost of sales divided by average ending inventory) was 15.75 times at June 30, 2003, up from 10.86 times at June 30, 2002.

Net cash provided from investing activities increased $105 from $1,241 at June 30, 2002 to $1,346 at June 30, 2003. The change was contributed mainly from higher proceeds from disposal of marketable securities of $109, an increase in short term deposits of $53 and a reduction in purchases on marketable securities of $139. This was offset with an increase in capital expenditures of $122 in the Testing segment for business expansion in Southeast Asia and lower proceeds from sales of equipment by $63.

Net cash used in financing activities during the year ended June 30, 2003 was $1,751, reflecting a decrease of $1,843 compared to $92 provided by financing activities during the year ended June 30, 2002. Out of the decrease of $1,843, $1,681 was due to lower net repayment on lines of credit, debt and capitalized leases during the year ended June 30, 2003 compared to net borrowings of $96 for the year ended June 30, 2002. In addition, higher dividends of $66 were paid out to the minority interest during the year ended June 30, 2002.

Approximately $806 of cash deposits as of June 30, 2003 is held in the Company’s 55% owned Malaysian subsidiary. Of such amounts, $535 was denominated in the currency of Malaysia, of which $168 is currently available for movement overseas, as authorized by the Central Bank of Malaysia. There are additional amounts available as dividends (after making deductions for income tax) pursuant to Malaysian regulations.

Corporate Guarantee Arrangement

The Company provides a corporate guarantee to one of its subsidiaries in Southeast Asia of approximately $1,462 to secure line-of-credit and term loans from a bank to finance the operations of such subsidiary. With the strong financial position of the subsidiary company, the Company believes this corporate guarantee arrangement will have no material impact on its liquidity or capital resources.

Recently Issued Accounting Pronouncements

In January 2003, the FASB issued Financial Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”. FIN 46, as amended by FIN 46(R), issued in January 2003, requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling financial interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from other parties. The provisions of FIN 46(R) are applicable for fiscal years ending after December 15, 2004. The Company does not have any variable interest entities that must be consolidated.

CERTAIN RISKS THAT MAY AFFECT OUR FUTURE RESULTS

We hereby caution stockholders, prospective investors in Trio-Tech International and other readers that the following important factors, among others, in some cases have affected, and in the future could affect, our stock price or cause our actual results for the fiscal year ending June 30, 2004 and future fiscal years and quarters to differ materially from those expressed in any forward-looking statements, oral or written, made by or on behalf of us.

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

The semiconductor industry cycles affect our business

Our business depends primarily upon the capital expenditures of semiconductor manufacturers, assemblers and other testing companies worldwide. These industries in turn depend on the current and anticipated market demand for integrated circuits and products utilizing semiconductor devices. The global semiconductor industry generally, and the semiconductor testing equipment industry in particular, are volatile and cyclical, with periodic capacity shortages and excess capacity. In periods of excess capacity, the industry sharply cuts its purchases of capital equipment, including our distributed products, and reduces testing volumes, including our testing services. Excess capacity also causes downward pressure on the selling prices of our products and services.

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

Rapid technological changes may make our products obsolete or result in decreased prices or increased expenses

Technology changes rapidly in the semiconductor industry and may make our services or products obsolete. Advances in technology may lead to significant price erosion for products which we test with our older testing technologies. Our success will depend in part on our ability to develop and offer more advanced testing technologies and processes in the future, to anticipate both future demand and the technology to supply that demand, to enhance our current products and services, to provide those products and services at competitive prices on a timely and cost-effective basis and to achieve market acceptance of those products and services. To accomplish these goals, we may be required to incur significant engineering expenses. As new products or services are introduced, we may experience warranty claims or product returns. We may not be able to accomplish these goals correctly or timely enough. If we fail in our efforts, our products and services may become obsolete or less competitive.

Our dependence on international sales involves significant risk

Sales and services to customers outside the United States accounted for approximately 70%, 58% and 59% of our net revenues for fiscal 2004, 2003 and 2002, respectively. Approximately 69%, 53% and 51% of our net revenues in fiscal 2004, 2003 and 2002, respectively, were generated from business in Southeast Asia. We expect that our non-U.S. sales and services will continue to generate the major part of our future revenues. Testing services in Southeast Asia were performed primarily for American companies, and to a lesser extent German companies, selling products and doing business in those regions.

International business operations may be adversely affected by many factors including fluctuations in exchange rates, imposition of government controls, trade restrictions, political, economic and business events and social and cultural differences.

We may incur losses due to foreign currency fluctuations

Significant portions of our revenues are denominated in Singapore and Euro dollars, Malaysian ringgit, Thai baht and other currencies. Consequently, a portion of our costs, revenues and operating margins may be affected by fluctuations in exchange rates, primarily between the U.S. dollar and such foreign currencies. We are also affected by fluctuations in exchange rates if there is a mismatch between our foreign currency denominated assets and liabilities. Foreign currency translation adjustments resulted in an increase of $155 to shareholders’ equity for fiscal 2004, an increase of $18 to shareholders’ equity for fiscal 2003 and an increase of $262 to shareholders’ equity for fiscal 2002.

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

We do not rely on patents to protect our products or technology

We hold U.S. patents relating to our pressurization humidity testing equipment and certain aspects of our Artic temperature test systems. Additionally, in fiscal 2001, we were granted patents for certain aspects of our new ranges of Artic temperature controlled chucks. However, although we believe our patents are integral to our business, generally we do not rely on patent or trade secret protection for our products or technology. Competitors may develop technologies similar to or more advanced than ours. We cannot assure you that our current or future products will not be copied or will not infringe on the patents of others. Moreover, the cost of litigation of any claim or damages resulting from infringement of patents or other intellectual property could adversely affect our business, financial condition and results of operations.

Intense competition can adversely affect our operating results

The semiconductor equipment and testing industries are intensely competitive. Significant competitive factors include price, technical capabilities, quality, automation, reliability, product availability and customer service. We face competition from established and potential new competitors, many of whom have greater financial, engineering, manufacturing and marketing resources than our resources. New products or testing facilities offered by our competitors could cause a decline in our revenues or a loss of market acceptance of our existing products and services. Increased competitive pressure could also lead to intensified price-based competition. Price-based competition may result in lower prices, adversely affecting our operating results.

Loss, reduction or delay of orders from significant customers could adversely affect our financial condition

The semiconductor manufacturing industry is highly concentrated, with a relatively small number of large manufacturers and assemblers accounting for a substantial portion of our revenues from product sales and testing revenues. Our experience has been that sales to particular customers may fluctuate significantly from quarter to quarter and year to year. In fiscal 2004, 2003, and 2002, sales of equipment and services to our two largest customers accounted for approximately 52%, 49%, and 55%, respectively, of our net revenues. Our ability to maintain close, satisfactory relationships with our customers is essential to our stability and growth. The loss of or reduction or delay in orders from our significant customers, or delays in collecting accounts receivable from our significant customers, could adversely affect our financial condition and results of operations.

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

Our management has significant influence over corporate decisions

Currently our officers and directors and their affiliates beneficially own approximately 32.8% of the outstanding shares of common stock, including options held by them that are exercisable within 60 days of the date of filing of this 10-K. As a result, they may be able to significantly influence matters requiring approval of the shareholders, including the election of directors, and may be able to delay or prevent a change in control of the Company.

We have not paid cash dividends

We have never paid any cash dividends on our common stock. We anticipate that the future earnings, if any, will be retained for use in the business or for other corporate purposes. We do not expect to pay cash dividends on our common stock in the future. Additionally, California law prohibits the payment of dividends if the Company does not have sufficient retained earnings or cannot meet certain asset to liability ratios. Thus, there is no assurance that the Company would be permitted to pay dividends in the future.

Possible dilutive effect of outstanding options

As of June 30, 2004, there were 345,500 shares of common stock reserved for issuance upon exercise of outstanding stock options. The outstanding options are currently exercisable at exercise prices ranging from $2.25 to $6.00 per share. We anticipate that the trading price of our common stock at the time of exercise of any such outstanding options will exceed the exercise price under those options. Thus such exercise will have a dilutive effect on our shareholders.

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

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. We do not use derivative financial instruments in our investment portfolio. Our investment portfolio is generally comprised of cash deposits. Our policy is to place these investments in instruments that meet high credit quality standards. These securities are subject to interest rate risk, and could decline in value if interest rates fluctuate and thus subject us to market risk due to those fluctuations. Due to the short duration and conservative nature of our investment portfolio, we do not expect any material loss with respect to our investment portfolio, though no assurances can be given that material losses will not occur.

The outstanding aggregate principal balance on loans to us and on our lines of credit range from 4.50% to 7.25% per annum. As of June 30, 2004, the outstanding principal balance on these loans was approximately $1,235. These interest rates are subject to change and we cannot predict an increase or decrease in rates, if any.

						There-		Fair
Period ending June 30,	2005	2006	2007	2008	2009	after	Total	Value
Loans:
denominated by Singapore Dollars	$145						$145	$145
Interest rate (varaible)	7.25%
denominated by Singapore Dollars	$195	$195	$65				$455	$455
Interest rate (fixed)	6.25%	6.25%	6.25%
denominated by Singapore Dollars	$58	$61	$21				$140	$140
Interest rate (fixed)	5.59%	5.59%	5.59%
denominated by Thailand Baht	$59	$59	$59	$30			$207	$207
Interest rate (variable)	4.50%	4.50%	4.50%	4.50%
denominated Irish Pound	$32	$28	$28				$88	$88
Interest rate (variable)	5.59%	5.59%	5.59%
denominated Irish Pound	$17	$16	$17	$4			$54	$54
Interest rate (variable)	5.11%	5.11%	5.11%	5.11%
Line of credit:
denominated by Singapore Dollars	$146						$146	$146
Interest rate (variable)

Total	$652	$359	$190	$34	$—	$—	$1,235	$1,235

Foreign Currency Exchange Rate Risk. Although the majority of our sales, cost of manufacturing and marketing are transacted in U.S. dollars, significant portions of our revenues are denominated in Singapore and Euro dollars, Malaysian ringgit, Thai Baht and other currencies. Consequently, a portion of our costs, revenues and operating margins may be affected by fluctuations in exchange rates, primarily between the U.S. dollar and such foreign currencies. We are also affected by fluctuations in exchange rates if there is a mismatch between our foreign currency denominated assets and liabilities. Foreign currency translation adjustments resulted in an increase of $155 to shareholders’ equity for fiscal 2004, an increase of $18 to shareholders’ equity for fiscal 2003 and an increase of $262 to shareholders’ equity for fiscal 2002.

We try to reduce our risk of foreign currency fluctuations by purchasing certain equipment and supplies in U.S. dollars and seeking payment, when possible, in U.S. dollars. However, we may not be successful in our attempts to mitigate our exposure to exchange rate fluctuations. Those fluctuations could have a material adverse effect on the Company’s financial results.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this item is included in the Company’s consolidated financial statements beginning on page 42 of this Annual Report on Form 10-K.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A – CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2004, the end of the period covered by this Form 10-K. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective. During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

Not applicable

PART III

The information required by Items 10 through 14 of Part III of this Form 10-K (information regarding our directors and executive officers, executive compensation, security ownership of certain beneficial owners, management, related stockholder matters, and certain relationships and related transactions and principal accountant fees and services, respectively) is hereby incorporated by reference from the Company’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2004.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1 and 2)	FINANCIAL STATEMENTS AND SCHEDULES:

The following financial statements, including notes thereto and the independent auditors’ report with respect thereto, are filed as part of this Annual Report on Form 10-K, starting on page 42 hereof:

1. Report of Independent Public Registered Accounting Firm

2. Consolidated Balance Sheets

3. Consolidated Statements of Income and Comprehensive (Loss) Income

4. Consolidated Statements of Shareholders’ Equity

5. Consolidated Statements of Cash Flows

6. Notes to Consolidated Financial Statements

(b)	REPORTS ON FORM 8-K:

The Registrant filed the following reports on Form 8-K with the Securities and Exchange Commission during the last quarter of the fiscal year ended June 30, 2004:

Form 8-K, filed April 7, 2004 (with a date of earliest event reported of March 29, 2004) reporting under Item 5.

(c)	EXHIBITS:

Number	Description
3.1	Articles of Incorporation, as currently in effect. [Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for June 30, 1988.]

3.2	Bylaws, as currently in effect. [Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for June 30, 1988.]

10.1	Credit Facility Letter dated January 4, 2001, between Trio-Tech International Pte. Ltd. and Standard Chartered Bank. [Incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for June 30, 2001.]

10.2	1998 Stock Option Plan. [Incorporated by reference to Exhibit 1 to the Company’s proxy statement filed under regulation 14A on October 27, 1997]. **

Number	Description
10.3	Directors Stock Option Plan. [Incorporated by reference to Exhibit 2 to the Company’s proxy statement filed under regulation 14A on October 27, 1997]. **

10.4	Real Estate Lease dated February 1, 1999 between Martinvale Development Company and Universal Systems. [Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for June 30, 1999.]

10.5	Real Estate Lease dated February 16, 2001 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1004 Toa Payoh North #07-01/07 and #03-01/03. [Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for June 30, 2001.]

10.6	Real Estate Lease dated May 13, 1999 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1004 Toa Payoh North #03-16/17. [Incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for June 30, 2001.]

10.7	Real Estate Lease dated October 13, 1999 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1004 Toa Payoh North #01-08/15. [Incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for June 30, 2001.]

10.8	Real Estate Lease dated December 7, 2000 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1004 Toa Payoh North #01-16/7. [Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for June 30, 2001.]

10.9	Real Estate Lease dated January 3, 2000 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1008 Toa Payoh North #03-01/06. [Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for June 30, 2001.]

10.10	Real Estate Lease dated October 13, 1999 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1008 Toa Payoh North #03-09/15 and #03-16/18. [Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for June 30, 2001.]

10.11	Real Estate Lease dated May 2, 2000 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1008 Toa Payoh North #01-08. [Incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K for June 30, 2001.]

10.12	Real Estate Lease dated September 12, 2000 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1008 Toa Payoh North #07-17/18. [Incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for June 30, 2001.]

10.13	Real Estate Lease dated October 30, 2000 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1008 Toa Payoh North #07-01. [Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for June 30, 2001.]

10.14	Real Estate Lease dated February 26, 2002 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1004 Toa Payoh North #02-11/15. [Incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for June 30, 2002.]

10.15	Real Estate Lease dated June 10, 2002 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1004 Toa Payoh North #02-08/10. [Incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for June 30, 2002.]

10.16	Credit Facility Letter dated November 16, 2001 and June 24, 2002, between Trio-Tech International Pte. Ltd. and Standard Chartered Bank. [Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for June 30, 2002.]

10.17	Credit Facility Letter dated July 24, 2002, between Trio-Tech International Pte. Ltd. and OCBC Bank. [Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for June 30, 2002.]

10.18	Credit Facility Letter dated May 21, 2002, between Trio-Tech (M) Sdn Bhd and HSBC Bank Malaysia Berhad. [Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for June 30, 2002.]

Number	Description
10.19	Credit Facility Letter dated January 22, 2002, between Trio-Tech (KL) Sdn Bhd and Public Bank Berhad. [Incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for June 30, 2002.]

10.20	Real Estate Lease dated November 8, 2001 between Elbar Investments, L.P. and Trio-Tech International for 14731 Califa Street, Van Nuys. [Incorporated by reference to Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K for June 30, 2002.]

10.21	Amendment to the Directors Stock Option Plan [Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for June 30, 2002.] **

10.22	Credit Facility Letter dated January 28, 2003, between Trio-Tech (M) Sdn Bhd and HSBC Bank Malaysia Berhad [Incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for June 30, 2003.]

10.23	Credit Facility Letter dated September 20, 2002, between KTS Incorporated and Bank of America. [Incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for June 30, 2003.]

10.24	Real Estate Lease dated January 12, 2001 between JTC Corporation and Trio-Tech International Pte. Ltd. for Toa Payoh North #01-S3/S4. [Incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for June 30, 2003.]

10.25	Sales and Purchase Agreement, dated March 29, 2004 between TS Matrix BHD and Trio Tech (Malaysia) SDN BHD. [Incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed on July 15, 2004.]

10.26	Sub-tenancy Agreement, dated July 1, 2004 between TS Matrix BHD and Trio Tech (Malaysia) SDN. BHD. [Incorporated by reference to Exhibit 10.1 to the Registrant’s Amended Form 8-K filed on August 20, 2004.]

10.27	Real Estate Lease dated April 28, 2004 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1004 Toa Payoh North #04-14/16 and #04-17. *

10.28	Real Estate Lease dated April 28, 2004 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1004 Toa Payoh North #03-08/10. *

10.29	Real Estate Lease dated April 19, 2004 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1008 Toa Payoh North #02-17. *

10.30	Real Estate Lease dated May 26, 2004 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1008 Toa Payoh North #02-15/16. *

10.31	Credit Facility Letter dated July 7, 2003, between Trio-Tech International Pte. Ltd, and Hong Leong Finance Limited.*

10.32	Credit Facility Letter dated October 2, 2003, between Trio-Tech Bangkok and Kasikornbank Public Company Limited.*

10.33	Credit Facility Letter dated October 7, 2003, between Trio-Tech International Pte. Ltd, and DBS Bank Ltd.*

10.34	Credit Facility Letter dated August 11, 2003 between Trio-Tech International Pte. Ltd. and Standard Chartered Bank.*

21.1	Subsidiaries of the Registrant (100% owned by the Registrant except as otherwise stated):

Trio-Tech International Pte. Ltd., a Singapore Corporation

Trio-Tech Test Services Pte. Ltd., a Singapore Corporation, was renamed Universal (Far East) Pte. Ltd.

Trio-Tech Reliability Services, a California Corporation

Express Test Corporation, A California Corporation

European Electronic Test Center. Ltd. A Cayman Islands Corporation

Number	Description
Trio-Tech Malaysia, a Malaysia Corporation (55% owned by the Registrant)

Trio-Tech Kuala Lumpur, a Malaysia Corporation (100% owned by Trio-Tech Malaysia)

Trio-Tech Bangkok, a Thailand Corporation

Trio-Tech Thailand, a Thailand Corporation

Prestal Enterprise Sdn. Bhd., a Malaysia Corporation (76% owned by the Registrant)

KTS Incorporated, dba Universal Systems, a California Corporation

Trio-Tech (Suzhou) Co. Ltd., a China Corporation

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a) Certification of Principal Executive Officer of Registrant*

31.2	Rule 13a-14(a) Certification of Principal Financial Officer of Registrant*

32	Section 1350 Certification. *

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
Date: September 22, 2004

Pursuant to the requirement of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and as of the dates indicated have signed this report below.

/s/ A. Charles Wilson	September 22, 2004

A. Charles Wilson, Director
Chairman of the Board

/s/ S. W. Yong	September 22 2004

S. W. Yong, Director
President, Chief Executive Officer
(Principal Executive Officer)

/s/ Victor H.M. Ting	September 22, 2004

Victor H.M. Ting
Vice President, Chief Financial Officer
(Principal Financial Officer)

/s/ Jason T. Adelman	September 22, 2004

Jason T. Adelman, Director

/s/ Richard M. Horowitz	September 22, 2004

Richard M. Horowitz, Director

Exhibit 31.1

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

Date: September 22, 2004

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

Date: September 22, 2004

/s/ VICTOR H.M. TING

Victor H.M. Ting, Chief Financial Officer
and Vice President (Principal Financial Officer)

Exhibit 32

SECTION 1350 CERTIFICATION

Each of the undersigned, S.W. Yong, President and Chief Executive Officer of Trio-Tech International, a California corporation (the “Company”), and Victor H.M. Ting, Vice President and Chief Financial Officer of the Company, do hereby certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge (1) the annual report on Form 10-K of the Company for the year ended June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ S. W. YONG

Name: S. W. Yong
Title: President and Chief Executive Officer
Date: September 22, 2004

/s/ VICTOR H. M. TING

Name: Victor H.M. Ting
Title: Vice President and Chief Financial Officer
Date: September 22, 2004

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

REPORT OF INDEPENDENT PUBLIC REGISTERED ACCOUNTING FIRM

Board of Directors
Trio-Tech International
Van Nuys, California:

We have audited the accompanying consolidated balance sheets of Trio-Tech International and subsidiaries (the “Company”) as of June 30, 2004 and 2003, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for the three years ended June 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Trio-Tech International and subsidiaries as of June 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

BDO International

/s/ BDO International

Singapore
September 14, 2004

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

		June 30,	June 30,
	Note	2004	2003
ASSETS
CURRENT ASSETS:
Cash	2	$1,357	$1,495
Short-term deposits	2	5,649	4,308
Investments in marketable securities	2	—	485
Trade accounts receivable, less allowance for doubtful accounts of $165 and $157	2	3,695	3,643
Other receivables		583	373
Inventories, less provision for obsolete inventory of $445 and $735	3	1,409	1,049
Prepaid expenses and other current assets		105	140

Total current assets		12,798	11,493
PROPERTY, PLANT AND EQUIPMENT, Net	4	5,202	5,210
OTHER ASSETS, Net		—	8

TOTAL ASSETS		$18,000	$16,711

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Lines of credit	5	$146	$300
Accounts payable		2,316	1,080
Accrued expenses	6	2,166	2,096
Income taxes payable	9	49	56
Current portion of notes payable	8	506	632
Current portion of capitalized leases	10	246	302

Total current liabilities		5,429	4,466

NOTES PAYABLE, net of current portion	8	583	492
CAPITALIZED LEASES, net of current portion	10	210	344
DEFERRED INCOME TAXES	9	644	711

TOTAL LIABILITIES		6,866	6,013

COMMITMENTS AND CONTINGENCIES	10	—	—
MINORITY INTEREST		2,110	2,108
SHAREHOLDERS’ EQUITY:
Common stock; no par value, 15,000,000 shares authorized; 2,964,562 and 2,927,542 shares issued and outstanding	11	9,527	9,423
Paid-in capital	11	284	284
Accumulated deficit	11	(519)	(739)
Accumulated other comprehensive income-unrealized gain	11	—	45
Accumulated other comprehensive loss-translation adjustments	11	(268)	(423)

Total shareholders’ equity		9,024	8,590

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$18,000	$16,711

See notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS, EXCEPT EARNINGS (LOSS) PER SHARE)

		Years Ended
		June 30,	June 30,	June 30,
	Note	2004	2003	2002
NET SALES
- PRODUCT SALES		$10,246	$11,741	$10,675
- SERVICES		8,908	9,505	8,942

		19,154	21,246	19,617

COST OF SALES
- COST OF GOODS SOLD		8,145	10,395	10,421
- COSTS OF SERVICE RENDERED		6,309	5,850	5,505

		14,454	16,245	15,926

GROSS PROFIT		4,700	5,001	3,691
OPERATING EXPENSES:
General and administrative		3,769	3,992	4,141
Selling		875	702	1,200
Research and development		117	121	331
Impairment Loss		4	358	1,631
(Gain) loss on disposal of property, plant & equipment		(101)	115	(33)

Total		4,664	5,288	7,270

INCOME (LOSS) FROM OPERATIONS		36	(287)	(3,579)
OTHER INCOME (EXPENSE)
Interest expense		(120)	(185)	(207)
Other income	14	372	347	306

Total		252	162	99

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST		288	(125)	(3,480)
INCOME TAXES	9	13	94	53

INCOME (LOSS) BEFORE MINORITY INTEREST		275	(219)	(3,533)
MINORITY INTEREST		(55)	138	(14)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHARES		220	(81)	(3,547)

OTHER COMPREHENSIVE (LOSS) INCOME :
Unrealized (gain) loss on investment		(45)	21	24
Foreign currency translation adjustment		155	18	262

COMPREHENSIVE INCOME (LOSS)		$330	$(42)	$(3,261)

EARNINGS (LOSS) PER SHARE:
Basic		$0.07	$(0.03)	$(1.21)

Diluted		$0.07	$(0.03)	$(1.21)

WEIGHTED AVERAGE NUMBER OF COMMON AND POTENTIAL COMMON SHARES OUTSTANDING
Basic		2,939	2,928	2,928
Diluted		3,000	2,928	2,928

See notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (IN THOUSANDS)

					Accum- ulated
	Common Stock		Additional	Retained Earnings/	Other Compre-
	Number of		Paid-in	Accumulated	hensive
	Shares	Amount	Capital	Deficit	(Loss)	Total
Balance, June 30, 2001	2,927	$9,423	$0	$2,889	$(703)	$11,609
Stock compensation due to issuance of options			24			24
Other			246			246
Net loss				(3,547)		(3,547)
Unrealized gain in marketable securities (net of tax)					24	24
Translation adjustment					262	262

Balance, June 30, 2002	2,927	9,423	270	(658)	(417)	8,618
Stock compensation due to issuance of options			14			14
Net loss				(81)		(81)
Unrealized gain in marketable securities (net of tax)					21	21
Translation adjustment					18	18

Balance, June 30, 2003	2,927	9,423	284	(739)	(378)	8,590
Cash received from stock options exercised	37	104				104
Net Income				220		220
Unrealized loss in marketable securities (net of tax)					(45)	(45)
Translation adjustment					155	155

Balance, June 30, 2004	2,964	$9,527	$284	$(519)	$(268)	9,024

See notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW (IN THOUSANDS)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

	Years Ended
	June 30,	June 30,	June 30,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$220	$(81)	$(3,547)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,145	1,271	1,705
Bad debt expense (recovery), net	14	(17)	41
Inventory provision	—	19	511
Impairment loss	4	358	1,631
Stock Compensation	—	14	24
(Gain) Loss on sale of property and equipment	(101)	115	(33)
(Gain) Loss on disposal of marketable securities	(115)	(49)	1
Deferred income taxes	(67)	42	20
Minority interest, net	55	(138)	14
Changes in operating assets and liabilities:
Accounts receivable, net	(66)	522	300
Other receivables	(206)	(175)	(310)
Inventories	(360)	(36)	409
Prepaid expenses and other current assets	35	(12)	(25)
Accounts payable and accrued expenses	1,305	(856)	(2,396)
Income taxes payable	(7)	(50)	(62)

Net cash provided by (used in) operating activities	1,856	927	(1,717)

CASH FLOWS FROM INVESTING ACTIVITIES:
Short term deposits	(1,341)	1,719	1,666
Capital expenditures	(1,040)	(570)	(448)
Purchase of marketable securities	(4)	(537)	(676)
Other assets	8	69	80
Proceeds from disposal of marketable securites	555	665	556
Proceeds from sale of property and equipment	241	—	63

Net cash (used in) provided by investing activities	(1,581)	1,346	1,241

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments and borrowings on lines of credit	(155)	(932)	1,205
Principal payments of debt and capitalized leases	(1,359)	(1,284)	(1,181)
Proceeds from long-term debt	999	535	72
Dividends paid to minority interest	(53)	(70)	(4)
Cash received from stock options exercised	104	—	—

Net cash (used in) provided by financing activities	(464)	(1,751)	92

EFFECT OF EXCHANGE RATE CHANGES ON CASH	51	(34)	242
NET (DECREASE)/INCREASE IN CASH	(138)	488	(142)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,495	1,007	1,149

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,357	$1,495	$1,007

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$120	$182	$200
Income taxes	$91	$102	$95
NON-CASH INVESTING AND FINANCING ACTIVITIES
- Acquisition of property, plant and equipment under capital finance lease	$135	$363	$276
- Capitalization of property, plant and equipment paid in advance	$—	$329	$—

See notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2004, 2003 AND 2002 (IN THOUSANDS, EXCEPT PER SHARE AND
NUMBER OF SHARES)

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
(renamed as Universal (Far East) Pte. Ltd.)
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

Accounting Period — The Company’s fiscal reporting period coincides with the 52-53 week period ending on the last Friday in June. Fiscal 2004, 2003 and 2002 are 52-week reporting periods, respectively. For simplicity purposes the Company refers to its fiscal year end as June 30.

Revenue Recognition — Revenues generated from sales of products in the Manufacturing and Distribution segments are recognized when persuasive evidence of an arrangement exists, delivery of the products has occurred, customer acceptance has been obtained, which means the significant risks and rewards of the ownership have been transferred to the customer, the price is fixed or determinable and collectibility is reasonably assured. Certain products sold (in the Manufacturing segment) require installation and training to be performed.

Revenue from product sales is also recorded in accordance with the provisions of Emerging Issues Task Force (EITF) Statement 00-21 “Revenue Arrangements with Multiple Deliverables” and Staff Accounting Bulletin (SAB) 104 “Revenue Recognition in Financial Statements” which generally requires revenue earned on product sales involving multiple-elements to be allocated to each element based on the relative fair values of those elements. Accordingly, the Company allocates revenue to each element in a multiple-element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold and specifically defined in a quotation or contract. The Company allocates a portion of the invoice value to products sold and the remaining portion of invoice value to installation work in proportion of the fair value of products sold and installation work to be performed. Training elements are valued based on hourly rates, which the Company charges for these services when sold apart from product sales. The fair value determination of products sold and the installation and training work is also based on our specific historical experience of the relative fair values of the elements if there is no easily determinable market price to be considered. In fiscal 2004 and 2003, the installation revenues generated in connection with product sales were immaterial and included in the product sales revenue line on the consolidated statement of income. The Company estimates an allowance for sales returns based on historical experience with product returns. Revenue derived from testing service is recognized when testing services are rendered.

Accounts Receivable and Allowance for Doubtful Accounts — During the normal course of business, the Company extends unsecured credit to its customers. Typically credit terms require payment to be made between 30 to 60 days of the sale. We do not require collateral from its customers. The Company maintains its cash accounts at credit worthy financial institutions.

The Company regularly evaluates and monitors the creditworthiness of each customer on a case-by-case basis. The Company includes any account balances that are determined to be uncollectible, along with a general reserve, in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to management, the Company believed that its allowance for doubtful accounts was adequate as of June 30, 2004.

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

Short Term Deposits — Short Term deposits consist of bank balances and interest bearing deposits having maturity of 1 to 12 months. As of June 30, 2004, approximately $2,011 of short-term deposits are held in the Company’s 55% owned Malaysian subsidiary. $1,742 of this amount is denominated in the currency of Malaysia. Out of the $1,742, $147 is currently available for movement to overseas, as authorized by the Central Bank of Malaysia. There are additional amounts available as dividends (after making deductions for income tax) pursuant to Malaysian regulations.

As of June 30, 2003, approximately $806 of short-term deposits were held in the Company’s 55% owned Malaysian subsidiary. Five hundred and thirty five dollars of this amount was denominated in the currency of Malaysia. Out of the $535, $168 was then available for movement to overseas, as authorized by the Central Bank of Malaysia. There are additional amounts available as dividends (after making deductions for income tax) pursuant to Malaysian regulations in force from July 1, 2000.

Investments in Marketable Securities — Investments in marketable securities are accounted for under the Statement of Financial Accounting Standards (SFAS) No. 115. Marketable equity securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of shareholders’ equity. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in investment income. The Company recognized comprehensive loss (net of tax) of $45 during the fiscal year ended June 30, 2004 and comprehensive income (net of tax) of $21 and $24, during the fiscal years ended June 30, 2003 and June 30, 2002, respectively, based on its proportionate interest in the subsidiary where the marketable securities are recorded.

Inventories — Inventories consist principally of raw materials, work in progress, and finished goods and are stated at the lower of cost, using the first-in, first-out (FIFO) method, or market value.

Property, Plant and Equipment — Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is provided for over the estimated useful lives of the assets, using the straight-line method. Amortization of leasehold improvements is provided for over the term of the leases or the estimated useful lives of the assets, whichever is the shorter, using the straight-line method. Capital grants from the Industrial Development Authority in Ireland are accounted for when claimed by reducing the cost of the related assets. The grants are amortized over the depreciable lives of those assets. The Company reviews the carrying value of its fixed assets for possible impairment annually and whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Impairment losses are charged to operations when recognized. During fiscal 2003 and 2004, the Company recorded an impairment loss against the carrying value of fixed assets in the amount of $358 and $4 respectively.

Maintenance, repairs and minor renewals are charged directly to expense as incurred. Additions and betterments to property and equipment are capitalized. When assets are disposed of, the related cost and accumulated depreciation thereon are removed from the accounts and any resulting gain or loss is included in the statement of operations.

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

In the fiscal year ended June 30, 2003, the Company recorded an impairment loss of approximately $358 based on its examination of future undiscounted cash flows, which are generated by the subsidiaries where certain long-lived assets (goodwill, patent, and certain fixed assets) were used. The impairment of $358 consisted of machinery and equipment, furniture and fixtures, and leasehold improvements (pertaining to the Malaysia and Singapore Testing operations) due to changes in demand for certain burn-in services which in turn made certain of our existing burn-in facilities obsolete. There was an impairment loss of Long-Lived Assets of approximately $4 pertaining to the Thailand operation in the fiscal year ended June 30, 2004.

Comprehensive Income (Loss) — The Company adopted Statement of Financial Accounting Standard No. 130, “Reporting Comprehensive Income,” (“SFAS No. 130”) issued by the FASB. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of general-purpose financial statements. The Company has chosen to report comprehensive income (loss) in the statements of operations and comprehensive income (loss). Comprehensive income (loss) is comprised of net income (loss) and all changes to shareholders’ equity except those due to investments by owners and distributions to owners.

Foreign Currency Translation and Transactions — The financial position and results of operations of certain of the Company’s subsidiaries are measured using currencies, namely, Singapore Dollar, Malaysia Ringgit, Thai Baht and Euro Dollar, other than the U.S. Dollar as their functional currency. They represent an increase or decrease in (a) the actual functional current cash flows realized upon settlement of foreign currency transactions and (b) the expected functional currency cash flows on unsettled foreign currency transactions. All transaction gains and losses are included in other income or expense. Accordingly, for these subsidiaries all assets and liabilities are translated into U.S. dollars at the current exchange rates as of the respective balance sheet date. Revenue and expense items are translated at the average exchange rates prevailing during the period. Cumulative gains and losses from the translation of these subsidiaries’ financial statements are reported as a separate component of shareholders’ equity.

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

Retained earnings — It is the intention of the Company to reinvest earnings of its foreign subsidiaries in the operations of those subsidiaries. Accordingly, no provision has been made for U.S. income and foreign withholding taxes that would result if such earnings were repatriated. These taxes are undeterminable at this time. The amount of earnings retained in subsidiaries was $7,518 at June 30, 2004.

Research and Development Costs — The Company incurred research and development costs of $117 in fiscal 2004, $121 in fiscal 2003 and $331 in fiscal 2002 that were charged to operating expenses as incurred.

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

The following table illustrates the effect on net income (loss) and earnings (loss) per share as if the Company had applied the fair value recognition provision of SFAS No. 123 to stock-based employee compensation.

	June 30,	June 30,	June 30,
	2004	2003	2002
Net income (loss) : as reported	$220	$(81)	$(3,547)
Add: stock based employee compensation included in reported income	—	14	24
Deduct: total stock based employee compensation expense determined under fair value method for all awards	(42)	(18)	(186)

Pro forma net income (loss)	$178	$(85)	$(3,709)

Income (loss) per share - basic
As reported	$0.07	$(0.03)	$(1.21)
Pro forma	$0.06	$(0.03)	$(1.27)
Income (loss) per share - diluted
As reported	$0.07	$(0.03)	$(1.21)
Pro forma	$0.06	$(0.03)	$(1.27)

As required by SFAS No. 123, the Company provides the following disclosure of estimated values for these awards. The weighted-average grant-date fair value of options granted during fiscal 2004, 2003, and 2002 was $2.66, $2.25, and $3.20 per share, respectively, and aggregate $42, $18, and $186, respectively, for total options granted by using the Black-Scholes option pricing model with the assumptions listed below:

	Years Ended
	June 30, 2004	June 30, 2003	June 30, 2002
Volatility	41.9%	37.2%	45.9%
Risk free interest rate	2.76%	2.27 - 2.93%	2.37 - 3.16%
Expected life (years)	2.00	2.00	2.17

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

Stock options to purchase 345,500 shares at prices ranging from $2.25 to $6.00 per share were outstanding during fiscal 2004. The following options were excluded in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares and therefore were anti-dilutive:

Type	Shares	Price	Expiration
Options	20,000	$5.63	September 18, 2005
Options	32,000	$5.37	July 10, 2005
Options	48,000	$6.00	March 27, 2005

Stock options to purchase 349,500 shares at prices ranging from $2.25 to $6.69 per share were outstanding during fiscal 2003 and were excluded in the computation of diluted EPS because their effect would have been antidilutive.

The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted EPS for the periods presented herein:

	June 30,	June 30,	June 30,
	2004	2003	2002
Net income (loss) used to compute basic and diluted earnings (loss) per share	$220	$(81)	$(3,547)

Weighted average number of common shares outstanding - basic	2,939	2,928	2,928
Dilutive effect of stock options and warrants	61	—	—

Number of shares used to compute earnings per share - diluted	3,000	2,928	2,928

Fair Values of Financial Instruments — The carrying value of trade accounts receivable and accounts payable approximate their fair value due to their short-term maturities. The carrying values of the Company’s lines of credit and long-term debt are considered to approximate their fair value because the interest rates are based on the interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities.

Concentration of credit risk — Financial instruments that subject the Company to credit risk consists primarily of accounts receivable. Concentration of credit risk with respect to accounts receivable is generally diversified due to the number of entities composing the Company’s customer base and their geographic dispersion. The Company performs ongoing credit evaluations of its customers for potential credit losses. The Company generally does not require collateral. The Company believes that its credit policies do not result in significant adverse risk and historically it has not experienced significant credit related losses.

The following table represents the changes in the allowance for doubtful accounts:

	Years Ended
	June 30,	June 30,	June 30,
	2004	2003	2002
Beginning	$157	$174	$174
Additions charged to cost and expenses	18	—	66
Recovered	(4)	(17)	(25)
Actual write-offs	(6)	—	(41)

Ending	$165	$157	$174

Recently Issued Accounting Pronouncements — In January 2003, the FASB issued Financial Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”. FIN 46, as amended by FIN 46(R), issued in January 2003, requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling financial interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from other parties. The provisions of FIN 46(R) are applicable for fiscal years ending after December 15, 2004. The Company does not have any variable interest entities that must be consolidated as of June 30, 2004.

Reclassification — Certain reclassifications have been made to the previous year’s financial statements to conform to current year presentation, with no effect on previously reported net income.

3.	INVENTORIES

Inventories consist of the following:

	June 30,	June 30,
	2004	2003
Raw materials	$652	$873
Work in progress	700	166
Finished goods	502	745
Less: provision for obsolete inventory	(445)	(735)

	$1,409	$1,049

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	Useful	June 30,	June 30,
	Life in years	2004	2003
Building and improvements	3-20	$817	$843
Leasehold improvements	3-27	2,347	1,895
Machinery and equipment	3-7	4,655	3,461
Furniture and fixtures	3-5	363	350
Equipment under capital leases	3-5	1,279	1,896

		9,461	8,445
Less:
Accumulated depreciation and amortization		3,417	2,453
Accumulated amortization on equipment under capital leases		842	782

		$5,202	$5,210

     Depreciation and amortization expense during fiscal year ended June 30, 2004, 2003 and 2002 was $1,145, $1,271 and $1,705, respectively.

5.	LINES OF CREDIT

	June 30,	June 30,
	2004	2003
Revolving line of credit denominated by Singapore dollars payable to a commercial bank for working capital purposes, to borrow up to $2,925 with an interest rate at the bank’s prime rate (5.75% at June 30, 2004) plus 0.25%. The line of credit is renewable in July 2004 and is collateralized by Trio-Tech International Pte. Ltd. accounts receivable	$146	$—
Revolving line of credit denominated by United States dollars, payable to a commercial bank for working capital purposes, to borrow up to $300 with an interest rate at bank’s prime rate (4.00% at June 30, 2003) plus 1.75%. The line was cancelled during the year. This line of credit was previously collateralized by Trio-Tech International accounts receivable and inventories.	—	300

Lines of credit	$146	$300

     The lines of credit have various financial covenants. The Company was in compliance with all such debt covenants at June 30, 2004.

6.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30,	June 30,
	2004	2003
Payroll and related	$954	$967
Commissions	64	46
Customer Deposits	39	24
Legal and audit	113	109
Sales tax	271	288
Utilities	201	134
Warranty	162	165
Provision for sales volume rebate	3	164
Provision for building sinking fund	34	17
Accrual for construction work performed	—	28
Rental provisions	27	25
Other accrued expenses	298	129

Total	$2,166	$2,096

7.	WARRANTY ACCRUAL

	June 30,	June 30,
	2004	2003
Beginning	$165	$305
Additions charged to cost and expenses	41	1
Recovered	—	(126)
Actual write-offs	(44)	(15)

Ending	$162	$165

8.	NOTES PAYABLE

Notes payable consists of the following:

	June 30,	June 30,
	2004	2003
Note payable denominated by Singapore Dollars to a commercial bank for purchasing certain equipment, maturing in September 2003, bearing interest at 6.5% per annum, payable in monthly installments of $48 through September 2003. This note payable was previously collateralized by the relevant equipment.	$—	210
Note payable denominated by Singapore Dollars to a commercial bank for purchasing certain equipment, maturing in February 2005, bearing interest at the bank’s prime rate (5.75% at June 30, 2004) plus 1.5% per annum, payable in monthly installments of $17 through February 2005, collateralized by the relevant equipment, with a fixed deposit and a corporate guarantee.	145	330
Note payable denominated by Singapore Dollars to a commercial bank for purchasing certain equipment, maturing in October 2005, bearing interest at a fixed rate (5.50% at June 30, 2003) per annum payable in monthly installments of $16 through October 2005. This note payable was cancelled before its maturity and was previously collateralized by majority of the accounts receivable.	—	413
Note payable denominated by Singapore Dollars to a commercial bank for purchasing certain equipment, maturing in October 2006, bearing interest at the bank’s prime rate (5.75% at June 30, 2004) plus 0.5% per annum, payable in monthly installments of $16 thorugh October 2006 with no collateral.	455	—
Note payable denominated by Singapore Dollars to a commercial bank for purchasing certain equipment, maturing in October 2006, bearing interest at the bank’s prime rate (2.95% at June 30, 2004) plus 2.64% per annum, payable in monthly installments of $5 thorugh October 2006, with no collateral.	140	—
Note payable denominated by Thailand Baht to a commercial bank for extension of a building, maturing in September 2005, bearing interest at a fixed rate (4.5% at June 30, 2004), payable in monthly installments of $31 through September 2006, with no collateral.	207	—
Mortgage note payable denominated in Irish Pounds to the Industrial Credit Corporation for purchasing a building, maturing in July 2007, bearing interest at the bank’s prime rate (2.09% and 2.73% at June 30, 2004 and 2003) plus 3.5% per annum, payable in monthly installments of $2 through July 2007, collateralized by the relevant building.	88	107
Mortgage note payable denominated by Irish Pounds to the Industrial Credit Corporation for purchasing a building, maturing in May 2008, bearing interest at the bank’s prime rate (2.11% and 2.54% at June 30, 2004 and 2003) plus 3% per annum, payable in monthly installments. of $1 through May 2008, collateralized by the relevant building.	54	64

	1,089	1,124
Less current portion	(506)	(632)

Notes payable	$583	$492

Maturities of notes payable as of June 30, 2004 are as follows:

Year
Ending
June 30,
2005	$506
2006	359
2007	190
2008	34
2009	—
Thereafter	—

$1,089

9.	INCOME TAXES

The Company generates taxable income and loss in the U.S., Singapore, Thailand, Malaysia, and Ireland, respectively, and files income tax returns in these countries. The summarized income or loss before income taxes in the U.S. and foreign countries for the fiscal years ended June 30, 2004, 2003 and 2002 are as follows:

	June 30,	June 30,	June 30,
	2004	2003	2002
U.S.	$(87)	$(231)	$(3,611)
Foreign	375	106	131

	$288	$(125)	$(3,480)

On a consolidated basis, the Company’s net income tax provision (benefits) are as follows:

	June 30,	June 30,	June 30,
	2004	2003	2002
Current:
Federal	$—	$—	$—
State	3	4	3
Foreign	77	48	30

	80	52	33

Deferred:
Foreign	(67)	42	20

	$13	$94	$53

The reconciliation between the U.S. federal statutory tax rate and the effective income tax rate is as follows:

	June 30,	June 30,	June 30,
	2004	2003	2002
Statutory federal tax rate	34%	(34)%	(34)%
State taxes, net of federal benefit	6	(6)	(6)
Foreign tax rate reduction	(37)	28	13
Other	—	4	2
Changes in valuation allowance	2	83	27

Effective rate	5%	75%	2%

At June 30, 2004, the Company had net operating loss carry forwards of approximately $5.1 million for federal income tax purposes (which will expire through fiscal 2024) and $0.2 million for state income tax purposes (which will expire through fiscal 2009). Management of the Company is uncertain whether it is more likely than not these future benefits will be realized. Accordingly, a full valuation allowance has been established.

The components of deferred income tax assets (liabilities) are as follows:

	June 30,	June 30,
	2004	2003
Deferred tax assets:
Net operating loss carry forward	$1,721	$1,632
Fixed asset impairment	—	—
Inventory valuation	141	254
Depreciation	99	51
Provision for bad debts	8	5
Accrued vacation	10	17
Accrued expenses	40	44
Other	—	1

Total deferred tax assets	2,019	2,004
Deferred tax liabilities:
Depreciation	449	584
Other	195	127

Total deferred income tax liabilities	644	711

Subtotal	1,375	1,293
Valuation allowance	(2,019)	(2,004)

Net deferred tax liability	$(644)	$(711)

The valuation allowance increased by $15, $104 and $935 in fiscal 2004, 2003 and 2002, respectively.

10.	COMMITMENTS AND CONTINGENCIES

The Company leases certain of its facilities and equipment under long-term agreements expiring at various dates through fiscal 2009. Certain of these leases require the Company to pay real estate taxes and insurance and provide for escalation of lease costs based on certain indices. Future minimum payments under capital leases and non-cancelable operating leases as of June 30, 2004 are as follows:

	Capital	Rental
Year ending June 30,	Leases	Commitments
2005	$266	$654
2006	125	488
2007	64	230
2008	32	1
2009	8	—
Thereafter	—	—

Total future minimum lease payments	495	$1,373

Less amount representing interest	(39)

Present value of net minimum lease payments	456
Less current portion of capitalized lease obligations	(246)

Long-term obligations under capital leases	$210

Total rental expense on all operating leases, both cancelable and non-cancelable, amounted to $658 in fiscal 2004, $733 in fiscal 2003 and $705 in fiscal 2002.

The Company is, from time to time, the subject of litigation claims and assessments arising out of matters occurring in its normal business operations. In the opinion of management, resolution of these matters will not have a material adverse effect on the Company’s financial statements.

11. TRANSACTIONS IN SHAREHOLDERS’ EQUITY

Fiscal 2004

On July 14, 2003, the Board of Directors granted options under the 1998 Plan, covering 61,000 shares of Common Stock to 30 employees and 35,000 shares of Common Stock to 4 directors with an exercise price of $2.66 per share equal to the market price at the grant date. The options granted to directors vested in full on the grant date. The options granted to the employees have a five-year contractual life and vested 25% on the grant date and will vest as to an additional 25% on each anniversary date. According to APB No. 25, no stock compensation was recognized for these 96,000 options. On the measurement date, there was no intrinsic value on these options. Therefore, no stock compensation expense was recognized for this transaction during fiscal 2004.

Option holders under the Directors Plan exercised options covering 5,000 shares of the Company’s Common Stock with an exercise price of $2.72 per share. Consequently, the Company issued 5,000 shares of Common Stock in exchange for aggregate proceeds of $14.

Option holders under the Directors Plan exercised options covering 25,000 shares of the Company’s Common Stock with an exercise price of $2.82 per share. Consequently, the Company issued 25,000 shares of Common Stock in exchange for aggregate proceeds of $70.

Option holders under the 1998 Plan exercised options covering 2,000 shares of the Company’s Common Stock with an exercise price of $3.20 per share and options covering 5,000 shares at exercise price of $2.66 per share. Consequently, the Company issued 7,000 shares of Common Stock in exchange for aggregate proceeds of $20.

Fiscal 2003

On July 16, 2002, the Board of Directors granted options under the 1998 Plan covering 35,000 shares of Common Stock to 5 directors with an exercise price lower than the market price at the grant date. These options granted have a five-year contractual life and vested immediately. The Company recognized the stock compensation expense of $14 according to APB No. 25 on June 30, 2003.

No options were exercised in fiscal 2003.

Based on variable accounting method, the Company determined that no additional stock compensation expense was recognized in fiscal 2003 for the repricing transactions related to 45,000 options, which occurred in fiscal 2000.

Fiscal 2002

On October 16, 2001, the Board of Directors granted options under the 1998 Plan, covering 116,000 shares of Common Stock to 55 employees and 50,000 shares of Common Stock to 5 directors with an exercise price of $2.72 per share equal to the market price at the grant date. The options granted to directors vested in full on the grant date. The options granted to the employees have a five-year contractual life and vested 25% on the grant date and then 25% on each anniversary date. Consequently, the Company recognized the stock compensation expense of $24 according to APB No. 25 in fiscal 2002.

Based on variable accounting method, the Company determined that no additional stock compensation expense was recognized in fiscal 2002 for the repricing transactions related to 45,000 options, which occurred in fiscal 2000.

On December 8, 1997, the Company’s shareholders approved the Company’s 1998 Stock Option Plan (the “1998 Plan”) under which employees, officers, directors and consultants receive options to purchase the Company’s Common Stock at a price that is not less than 100 percent of the fair market value at the date of grant. Options under the 1998 Plan have a five-year contractual life and vest at the rate of 25% at the grant date and 25% at each anniversary after the granting date. There are 300,000 shares authorized for grant under the 1998 Plan, and options to acquire 213,500 shares were outstanding as of June 30, 2004.

On December 8, 1997, the Company’s shareholders approved the Directors Stock Option Plan (the “Directors Plan” under which duly elected non-employee Directors and the President (if he or she is a director of the Company) of the Company (currently four individuals) receive options to purchase the Company’s Common Stock at a price of 100% of the fair market value of the underlying shares on the date of grant. Each option granted under Plan shall have a five-year contractual life and be exercisable immediately commencing as of the date of grant. There are 300,000 shares authorized for grant under the Directors Plan and options to acquire 132,000 shares were outstanding as of June 30, 2004.

The following tables summarize the stock option and warrant activities for the three years ended June 30, 2002, 2003, 2004:

			Number	Weighted
	Number	Weighted	of	Average
	of	Average	Options	Exercise
Outstanding Options	Options	Price	Exercisable	Price
Beginning outstanding options at June 30, 2001	408,000	$4.92
Granted	166,000	3.05
Exercised	—
Canceled	(99,500)	4.93

Total outstanding options at June 30, 2002	474,500	4.27	347,750	$4.36

Granted	35,000	2.25
Exercised
Canceled	(160,000)	4.49

Total outstanding options at June 30, 2003	349,500	3.96	296,000	4.05

Granted	96,000	2.74
Exercised	(37,000)	2.81
Canceled	(63,000)	3.99

Total outstanding options at June 30, 2004	345,500	$3.68	278,875	$3.85

Year Ended June 30, 2004
Options Outstanding				Options Exercisable
	Weighted Average
Grant	Number	Remaining	Weighted Average	Number
Price Range	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$2.50 - $3.69	240,500	2.70	2.85	178,875	2.82
$3.70 - $4.69	5,000	4.76	4.25	1,250	4.25
$4.70 - $5.69	52,000	1.10	5.47	50,750	5.46
$5.70 - $6.69	48,000	0.75	6.00	48,000	6.00

	345,500	2.03	3.68	278,875	3.85

12. CONCENTRATION OF CUSTOMERS

The Company had two major customers that accounted for the following accounts receivable and sales during the periods ended:

Years ended June 30,	2004	2003	2002
Sales
- Customer A	15%	17%	24%
- Customer B	37%	33%	31%
Accounts Receivable
- Customer A	15%	10%	24%
- Customer B	32%	28%	24%

13. UNUSED FINANCING FACILITIES

The Company has various credit facilities available to it. The following table summarizes the credit facilities available to the Company and the unutilized portion of the facilities at June 30, 2004:

Entity with Facility	Type of	Interest	Credit	Unused
Trio-Tech Malaysia	Line of Credit	7.00%	$91	$91
Trio-Tech Bangkok	Line of Credit	6.75%	98	98
Trio-Tech Singapore	Line of Credit	5.5 to 6.0%	3,510	3,364

			$3,699	$3,553

14. OTHER INCOME

     Other income consists of the following:

	June 30,	June 30,	June 30,
	2004	2003	2002
Interest Income	$78	$83	$182
Rental Income	169	89	90
Royalty Income	—	20	25
Dividend Income	11	25	20
Exchange (loss) gain	(12)	9	(107)
Sales of other products	—	52	77
Gain (loss) on disposal on marketable securities	115	49	(1)
Other miscellaneous income	11	20	20

Total	$372	$347	$306

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

All inter-segment sales are sales from the manufacturing segment to the testing and distribution segment. Total inter-segment sales were $151 in fiscal 2004, $41 in fiscal 2003, and $38 in fiscal 2002. Corporate assets mainly consist of cash and prepaid expenses. Corporate expenses mainly consist of salaries, insurance, professional expenses and directors’ fees.

Business Segment Information:

	Year		Operating		Depr.
	Ended	Net	Income		and	Capital
	Jun. 30,	Sales	(loss)	Assets	Amort.	Expenditures
Manufacturing	FY 2004	$7,122	$(205)	$2,423	$99	$165
	FY 2003	4,674	(802)	2,494	88	5
	FY 2002	5,022	(4,013)	2,939	410	217
Testing Services	FY 2004	8,908	241	14,893	910	783
	FY 2003	9,505	803	13,431	1,068	1,212
	FY 2002	8,942	680	15,646	1,187	474
Distribution	FY 2004	3,124	(27)	588	129	227
	FY 2003	7,067	(212)	415	109	45
	FY 2002	5,653	(69)	399	104	18
Corporate and	FY 2004	—	27	96	7	—
unallocated	FY 2003	—	(76)	371	6	—
	FY 2002	—	(177)	91	4	15
Total Company	FY 2004	$19,154	$36	$18,000	$1,145	$1,175
	FY 2003	$21,246	$(287)	$16,711	$1,271	$1,262
	FY 2002	$19,617	$(3,579)	$19,075	$1,705	$724

Geographic Area Information:

							Elimin-
	Year						ations
	Ended	United					and	Total
	Jun. 30,	States	Europe	Singapore	Thailand	Malaysia	Other	Company
Net sales to	FY 2004	$4,706	1,255	9,944	2,534	866	(151)	19,154
customers	FY 2003	$9,038	943	8,682	1,992	632	(41)	21,246
	FY 2002	$8,083	1,479	8,177	1,377	539	(38)	19,617
Operating	FY 2004	$(216)	(23)	184	48	16	27	36
Income (loss)	FY 2003	$(167)	(140)	73	17	6	(76)	(287)
	FY 2002	$(3,050)	(480)	104	18	7	(178)	(3,579)
Property, plant	FY 2004	$8	380	3,557	886	411	(40)	5,202
and equipment - net	FY 2003	$104	446	3,514	844	342	(40)	5,210
	FY 2002	$160	463	3,528	807	675	(40)	5,593

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

     The Company’s summarized quarterly financial data are as follows:

Year ended June 30, 2003	Sep. 30,		Dec. 31,	Mar. 31,		Jun. 30,
Revenues	$5,915		$5,051	$5,561		$4,719
Expenses	5,789	(a)	4,996	5,545	(b)	5,041 (c)

Income (loss) before income taxes and minority interest	126		55	16		(322)
Income taxes	68		(18)	21		23

Income before minority interest	58		73	(5)		(345)
Minority interest	(2)		18	33		89

Net income (loss)	$56		$91	$28		$(256)

Net income (loss) per share:
Basic	$0.02		$0.03	$0.01		$(0.09)
Fully diluted	$0.02		$0.03	$0.01		$(0.09)

Year ended June 30, 2004	Sep. 30,	Dec. 31,		Mar. 31,		Jun. 30,
Revenues	$3,850 (d)	$5,056		$5,042		$5,206
Expenses	4,046	4,816	(e)	4,869	(f)	5,135	(g)

(Loss) income before income taxes and minority interest	(196)	240		173		71
Income taxes	15	18		7		(27)

(Loss) income before minority interest	(211)	222		166		98
Minority interest	(54)	(4)		2		1

Net (loss) income	$(265)	$218		$168		$99

Net (loss) income per share:
Basic	$(0.09)	$0.07		$0.06		$0.03
Fully diluted	$(0.09)	$0.07		$0.06		$0.03

(a)	The expenses include a loss on disposal of property, plant and machinery of $112 derived from Singapore.

(b)	Cost of sales increased with the exceptionally high sales for the distribution of low margin front-end products of $1,600.

(c)	This includes an impairment of $358 consisting of machinery and equipment, furniture and fixtures, and leasehold improvements (pertaining to the Malaysia and Singapore Testing Segments).

(d)	Sales dropped sharply from Q4 FY2003 mainly due to the decline in Distribution sales from low-margin front-end products of $1,154, which offset by an increase in the sales of burn-in boards.

(e)	Gross margin at 28.1% in Q3 FY2004 was comparatively higher than the other quarters. This was attributed from Manufacturing and Distribution segment.

(f)	This includes a gain on disposal of equipment of $62 derived from Ireland.

(g)	Selling expenses increased to 6.2% of sales in Q4 FY2004 from an average of 4.6% due to commission payment towards end of the fiscal year. The expenses also include a gain on disposal of boards of $39 derived from Thailand.

17. SUBSEQUENT EVENTS

Trio-Tech Malaysia (“Buyer”), one of the Malaysia subsidiaries, entered into an agreement with TS Matrix Bhd, a Malaysian company (“Seller”), on March 29, 2004 under which Buyer agreed to acquire certain assets of Seller utilized by the burn-in testing division of Seller for an aggregate cash purchase price of 3,500 Ringgit Malaysia. A portion of the purchase price (350 Ringgit Malaysia, representing approximately $92 on March 29, 2004 based on the spot exchange rate published in Federal Reserve as of that date) was paid on March 29, 2004 by way of a deposit and was credited towards the aggregate purchase price at the closing of the transaction. The acquisition was completed on July 1, 2004. At the closing, the balance of the purchase price was paid, of which approximately $434 (or 1,650 Ringgit Malaysia was paid in cash) and approximately $395 (or 1,500 Ringgit Malaysia) was paid in the form of a bank-guaranteed note. The note payable will mature in six months from the closing date of the acquisition on July 1, 2004. Buyer also acquired on July 1, 2004 additional assets which Seller had been leasing for a purchase price of approximately $297 (or 1,127 Ringgit Malaysia ). Except as otherwise noted, the foregoing United States Dollar amounts were calculated based on the spot exchange rate published in Federal Reserve as of July 1, 2004. The source of the funds for this acquisition was the general working capital of Buyer.

The above newly acquired division will be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The Company will recognize $493 as the valuation of customer listing will be amortized over 5 years.

The current fiscal reporting period of the Company coincides with the 52-53 week period ending the last Friday in June. Subsequent to the year-end, the Board of Directors approved the change of the fiscal report period to end on the last day of June, effective July 1, 2004.