Form 10-K/A
period 2004-06-30
TRIO TECH INTERNATIONAL
filed 2004-10-29
CIK 732026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K (Amendment No. 1)

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

1

EXPLANATORY NOTE

     This Amendment No. 1 to Form 10-K is being filed to correct certain inadvertent errors in the chart contained in Item 5 of Part II of the Form 10-K of Trio-Tech International filed with respect to the fiscal year ended June 30, 2004, to file the accountants’ consent inadvertently omitted from such Form 10-K filing and to correct the cover page to such Form 10-K to uncheck the box thereon in order to reflect that disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained in the definitive Proxy Statement of Trio-Tech International.

     Revised Item 5 of Part II of said Form 10-K is set forth below:

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

The following table sets forth certain information regarding equity compensation plans of the Company:

EQUITY COMPENSATION PLAN INFORMATION
Plan Category	Number of	Weighted-average	Number of
	securities to be	exercise price of	securities
	issued upon	outstanding options	remaining available
	exercise of		for future issuance
	outstanding options		under equity
			compensation plans
			(excluding
			securities
			reflected in column
			(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
(1) Company’s 1988 Stock Option Plan	228,500	$3.87	86,500
(2) Directors Stock Option Plan	117,000	$3.31	168,000
Equity compensation plans not approved by security holders:	0	$0.00	0

Total	345,500	$3.68	254,500

2

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

TRIO-TECH INTERNATIONAL
By:	/s/ VICTOR H.M. TING
VICTOR H.M. TING
Vice President and Chief Financial Officer
Date: October 29, 2004

INDEX TO EXHIBITS

23.1	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a) Certification of Principal Executive Officer of Registrant
31.2	Rule 13a-14(a) Certification of Principal Financial Officer of Registrant
32	Section 1350 Certification

3