Form 10-Q
period 2004-09-30
TRIO TECH INTERNATIONAL
filed 2004-11-12
CIK 732026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                     to

Commission File Number 1-14523

TRIO-TECH INTERNATIONAL

(Exact name of Registrant as specified in its Charter)

California	95-2086631
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

14731 Califa Street
Van Nuys, California	91411
(Address of principle executive offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: 818-787-7000

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

Number of shares of common stock outstanding as of November 5, 2004 is 2,964,542.

TRIO-TECH INTERNATIONAL
INDEX TO CONSOLIDATED FINANCIAL INFORMATION, OTHER INFORMATION AND SIGNATURE

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (IN THOUSANDS EXCEPT NUMBER OF SHARES)

	(Unaudited)
	Sep. 30,	June 30,
	2004	2004
ASSETS
CURRENT ASSETS:
Cash	$1,434	$1,357
Short-term deposits	4,437	5,649
Trade accounts receivable, less allowance for doubtful accounts of $176 and $165	4,469	3,695
Other receivables	460	583
Inventories, less provision for obsolete inventory of $446 and $445	1,778	1,409
Prepaid expenses and other current assets	166	105

Total current assets	12,744	12,798
PROPERTY, PLANT AND EQUIPMENT, Net	6,316	5,202
OTHER INTANGIBLE ASSETS, Net	458	—

TOTAL ASSETS	$19,518	$18,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Lines of credit	$148	$146
Accounts payable	2,734	2,316
Accrued expenses	2,832	2,166
Income taxes payable	87	49
Current portion of notes payable	607	506
Current portion of capitalized leases	252	246

Total current liabilities	6,660	5,429

NOTES PAYABLE, net of current portion	615	583
CAPITALIZED LEASES, net of current portion	148	210
DEFERRED INCOME TAXES	671	644

TOTAL LIABILITIES	8,094	6,866

COMMITMENTS AND CONTINGENCIES	—	—
MINORITY INTEREST	2,125	2,110
SHAREHOLDERS’ EQUITY:
Common stock; no par value, 15,000,000 shares authorized; 2,964,542 shares issued and outstanding	9,527	9,527
Paid-in capital	284	284
Accumulated deficit	(282)	(519)
Accumulated other comprehensive loss-translation adjustments	(230)	(268)

Total shareholders’ equity	9,299	9,024

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$19,518	$18,000

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME (UNAUDITED,
IN THOUSANDS, EXCEPT EARNINGS (LOSS) PER SHARE)

	Three Months Ended
	Sep. 30,	Sep. 30,
	2004	2003
NET SALES
- PRODUCT SALES	$4,957	$1,566
- SERVICES	2,894	2,284

	7,851	3,850

COST OF SALES
- COST OF GOODS SOLD	4,066	1,342
- COSTS OF SERVICE RENDERED	1,876	1,583

	5,942	2,925

GROSS PROFIT	1,909	925
OPERATING EXPENSES:
General and administrative	1,295	983
Selling	269	205
Research and development	33	32
Impairment Loss	1	—
Loss on disposal of property, plant & equipment	0	4

Total	1,598	1,224

INCOME (LOSS) FROM OPERATIONS	311	(299)
OTHER INCOME (EXPENSE)
Interest expense	(35)	(35)
Other income	85	138

Total	50	103

INCOME (LOSS) BEFORE
INCOME TAXES AND MINORITY INTEREST	361	(196)
INCOME TAXES	111	15

INCOME (LOSS) BEFORE MINORITY INTEREST	250	(211)
MINORITY INTEREST	(13)	(54)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHARES	237	(265)

OTHER COMPREHENSIVE (LOSS) INCOME :
Unrealized loss on investment	—	(45)
Foreign currency translation adjustment	38	131

COMPREHENSIVE INCOME (LOSS)	$275	$(179)

EARNINGS (LOSS) PER SHARE:
Basic	$0.08	$(0.09)

Diluted	$0.08	$(0.09)

WEIGHTED AVERAGE NUMBER OF COMMON AND POTENTIAL COMMON SHARES OUTSTANDING
Basic	2,965	2,928
Diluted	3,009	2,928

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED, IN THOUSANDS)

	Three Months Ended
	Sep 30,	Sep 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$237	$(265)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	337	284
Bad debt expense, net	11	4
Inventory provision	1	—
Impairment loss	1	—
Loss on sale of property and equipment	—	4
Gain on disposal of marketable securities	—	(114)
Deferred income taxes	27	11
Minority interest, net	14	54
Changes in operating assets and liabilities:
Accounts receivable, net	(785)	531
Other receivables	(236)	(3)
Inventories	(370)	(7)
Prepaid expenses and other current assets	(61)	(82)
Accounts payable and accrued expenses	1,085	6
Income taxes payable	38	11

Net cash provided by operating activities	299	434

CASH FLOWS FROM INVESTING ACTIVITIES:
Short term deposits	1,212	(283)
Capital expenditures	(1,188)	(475)
Purchase of marketable securities	—	(4)
Other assets	(482)	—
Proceeds from disposal of marketable securities	—	555
Proceeds from sale of property and equipment	168	38

Net cash used in investing activities	(290)	(169)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments and borrowings on lines of credit	—	(157)
Principal payments of debt and capitalized leases	(208)	(719)
Proceeds from long-term debt	285	—

Net cash provided by (used in) financing activities	77	(876)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(9)	43
NET INCREASE (DECREASE) IN CASH	77	(568)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,357	1,495

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,434	$927

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$35	$34
Income taxes	$57	$4
NON-CASH INVESTING AND FINANCING ACTIVITIES
- Acquisition of property, plant and equipment under capital finance lease	$—	$70
- Capitalization of property, plant and equipment paid in advance	$359	$—

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AND NUMBER OF SHARES)

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

	Ownership	Location
Express Test Corporation	100%	Van Nuys, California
Trio-Tech Reliability Services	100%	Van Nuys, California
KTS Incorporated, dba Universal Systems	100%	Van Nuys, California
European Electronic Test Centre	100%	Dublin, Ireland
Trio-Tech International Pte. Ltd.	100%	Singapore
Universal (Far East) Services Pte. Ltd.	100%	Singapore
Trio-Tech Thailand	100%	Bangkok, Thailand
Trio-Tech Bangkok	100%	Bangkok, Thailand
Trio-Tech Malaysia	55%	Penang and Selangor, Malaysia
Trio-Tech Kuala Lumpur – 100% owned by Trio-Tech Malaysia	55%	Selangor, Malaysia
Prestal Enterprise Sdn. Bhd.	76%	Selangor, Malaysia
Trio-Tech (Suzhou) Co. Ltd.	100%	Suzhou, China

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. All significant inter-company accounts and transactions have been eliminated in consolidation. The unaudited consolidated financial statements are presented in U.S. dollars. Accordingly, the accompanying financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report for the fiscal year ended June 30, 2004, as amended by Form 10-KA filed October 29, 2004.

Effective July 1, 2004, the Company changed its fiscal report period to end on the last day of the fiscal quarter. The quarter end dates for periods ending September 30, 2004 and September 30, 2003 were September 30, 2004 and September 26, 2003 respectively.

2.	INVENTORIES

Inventories consist of the following:

	Sep. 30,	June 30,
	2004	2004
	(Unaudited)
Raw materials	$967	$652
Work in progress	783	700
Finished goods	474	502
Less: provision for obsolete inventory	(446)	(445)

	$1,778	$1,409

3.	STOCK OPTIONS

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

	Three Months Ended
	Sep. 30,	Sep. 30,
	2004	2003
	(Unaudited)	(Unaudited)
Net income (loss) : as reported	$237	$(265)
Add: stock based employee compensation included in reported income	—	—
Deduct: total stock based employee compensation expense determined under fair value method for all awards	(8)	(50)

Pro forma net income (loss)	$229	$(315)

Income (loss) per share — basic
As reported	$0.08	$(0.09)
Pro forma	$0.08	$(0.11)
Income (loss) per share — diluted
As reported	$0.08	$(0.09)
Pro forma	$0.08	$(0.11)

As required by SFAS 123, the Company provides the following disclosure of estimated values for these awards. The weighted-average grant-date fair value of options granted during 2005 and 2004 was estimated to be $4.40 and $2.66 respectively.

The fair value of each option grant was estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for 2005 and 2004, respectively; risk free interest rates of 2.53%

and 1.71% to 2.93%, expected lives of 2 years for 2005 and 2004; volatility of 47.40% and 44.67% and no assumed dividends.

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

Stock options to purchase 391,000 shares at prices ranging from $2.25 to $6.00 per share were outstanding during the three months ending September 30, 2004. The following options were excluded in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares and therefore were anti-dilutive:

Type	Shares	Price	Expiration
Options	45,500	$4.40	July 1, 2009
Options	5,000	$4.25	March 29, 2009
Options	20,000	$5.63	September 18, 2005
Options	32,000	$5.37	July 10, 2005
Options	48,000	$6.00	March 27, 2005

Stock options to purchase 440,500 shares at prices ranging from $2.25 to $6.69 per share were outstanding during the three months ended September 30, 2003 and were excluded from the computation of diluted EPS because their effect would have been anti-dilutive.

The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted EPS for the years presented herein:

	Three Months Ended
	Sep. 30,	Sep. 30,
	2004	2003
	(Unaudited)	(Unaudited)
Net income (loss) used to compute basic and diluted earnings (loss) per share	$237	$(265)

Weighted average number of common shares outstanding — basic	2,965	2,928
Dilutive effect of stock options and warrants	44	—

Number of shares used to compute earnings per share — diluted	3,009	2,928

5.	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are customer obligations due under normal trade terms. We sell our products and services to manufacturers in the semiconductor industry. We perform continuing credit evaluations of our customers’ financial condition and although we generally do not require collateral, letters of credit may be required from our customers in certain circumstances.

Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. We include any accounts receivable balances that are determined to be uncollectible in our allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to us, we believe our allowance for doubtful accounts as of September 30, 2004 is adequate. However, actual write-offs might exceed the recorded allowance.

	Sep. 30, 2004	June 30, 2004
	(Unaudited)
Beginning	$165	$157
Additions charged to expenses	13	18
Recovered	(2)	(4)
Actual write-offs	—	(6)

Ending	$176	$165

6.	WARRANTY ACCRUAL

	Sep. 30, 2004	June 30, 2004
	(Unaudited)
Beginning	$162	$165
Additions charged to cost and expenses	27	41
Recovered	—	—
Actual write-offs	(2)	(44)

Ending	$187	$162

7.	ACQUISITION OF A BUSINESS

On July 1, 2004, the Company acquired certain assets from TS Matrix Bhd. (“the Seller’) utilized by the burn-in testing division of Seller, whom is also one of our competitors, for an aggregate cash purchase price of approximately $1,218. The company paid approximately $823 of the purchase price in cash at the beginning of fiscal 2005, and the balance of approximately $395 is payable in the form of a bank-guaranteed note, which matures at December 31, 2004. Our objectives to acquire the burn-in testing division are to service a large electronic device manufacturer with whom we had been pursuing a business relationship for some time and increase our market share in testing services. Upon completion of the acquisition, the customer signed a five-year agreement with the Company to provide testing services. The value of obtaining this customer relationship intangible is included in other intangible assets in the amount of $482. Results of the operations for the burn-in testing business are included in the Company’s income statement effective July 1, 2004.

In accordance with the Statement of Financial Accounting Standard (SFAS) No. 141, “Business Combinations”, the Company allocated the purchase price to the tangible assets and intangible assets acquired based on their estimated fair values. The fair value assigned to intangible assets acquired was based on estimates and assumptions determined by the management. Purchase intangibles with finite lives are amortized on a straight-line basis over their respective useful lives. The total purchase price was allocated as follows (in thousands):

Total purchase price:
Cash	$823
Notes payable	395

$1,218

Allocated as follows:
Fixed assets - Plant and machinery	$711
- Production equipment	13
- Office equipment	5
- Leasehold improvement	7

736
Intangible assets — customer relationship	482

$1,218

The excess purchase price over the fair value of tangible assets acquired was attributed to the customer relationship obtained from the above business acquisition and recorded as other intangible assets. No goodwill is recognized in this context. The customer relationship intangible will be amortized over its economic life based on the contract term as stated in the sales agreement with the customer on a straight-line method over five years.

As previously reported in the Form 10-K, the customer relationship intangible is $493. The difference of $11 ($493 versus the above $482) was related to equipment given by the Seller subsequent to the completion date on July 1, 2004.

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of the operations of the Company and the new burn-in testing division in Malaysia for the three months ended September 30, 2003 as if the acquisition had occurred on July 1, 2003. The results from operations for the three months ended September 30, 2004 included the business acquisition that was completed at the beginning of the first quarter of fiscal 2005.

The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition taken place at the beginning of the three months ended September 30, 2003. The unaudited pro forma combined statement of operations for the three months ended September 30, 2003 combines the historical results for the Company for three months ended September 2003 and the historical results for the new burn-in testing division for the period preceding the merger on July 1, 2004. The following amounts are in thousands, except per share amounts.

UNAUDITED PRO FORMA STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003

	Historical
	Historical	Historical
	information of the	information of the	Proforma
	Company	acquired business	Adjustments			Proforma
Net sales	$3,850	$476	$			$4,326
Net (loss) income	(265)	66		(24	)(a)	(223)

Basic and diluted loss per share	(0.09)					(0.08)
Basic and diluted weighted average common shares outstanding	2,928					2,928

(a)	Net loss was adjusted for pro forma purposes to recognize the effect of the amortization of the other intangible assets over its economic life of five years on a straight-line method, assuming that the acquisition took place from July 1, 2003.

8.	BUSINESS SEGMENTS

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

All inter-segment sales are sales from the Manufacturing Segment to the Testing and Distribution Segment. Total inter-segment sales were $29 and $25 for the three months ended September 30, 2004 and 2003 respectively. Corporate assets mainly consist of cash and prepaid expenses. Corporate expenses mainly consist of salaries, insurance, professional expenses and directors’ fees.

The following segment information is unaudited and is in thousands:

Business Segment Information:

	Quarter		Operating		Depr.
	Ended	Net	Income		and	Capital
	Sep. 30,	Sales	(loss)	Assets	Amort.	Expenditures
Manufacturing	FY 2005	$3,978	$92	$2,349	$18	$21
	FY 2004	906	(281)	2,508	22	55
Testing Services	FY 2005	2,894	106	15,739	281	1,359
	FY 2004	2,284	82	12,896	232	475
Distribution	FY 2005	979	3	1,366	37	167
	FY 2004	660	(38)	370	28	15
Corporate and unallocated	FY 2005	—	110	64	1	—
	FY 2004	—	(62)	49	2	—
Total Company	FY 2005	$7,851	$311	$19,518	$337	$1,547
	FY 2004	$3,850	$(299)	$15,823	$284	$545

Geographic Area Information:

							Elimin-
	Quarter						ations
	Ended	United					and	Total
	Sep. 30,	States	Europe	Singapore	Thailand	Malaysia	Other	Company
Net sales to customers	FY 2005	$669	454	3,082	653	3,022	(29)	7,851
	FY 2004	$1,108	340	1,822	549	55	(25)	3,850
Operating Income (loss)	FY 2005	$(37)	(31)	122	26	121	110	311
	FY 2004	$(129)	(27)	(61)	(18)	(2)	(62)	(299)
Property, plant and equipment	FY 2005	$3	365	3,744	860	1,384	(40)	6,316
	FY 2004	$90	425	3,757	961	339	(40)	5,532

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

Overview

Founded in 1958, Trio-Tech International provides third-party semiconductor testing and burn-in services primarily through its laboratories in Southeast Asia. The Company operates in three distinct segments: Distribution, Manufacturing, and Testing. At or from its facilities in California and Southeast Asia, the Company also designs, manufactures and markets equipment and systems used in the testing and production of semiconductors, and distributes semiconductor processing and testing equipment manufactured by others.

     (i) Results of operations and business outlook

The following table sets forth our revenue components for the three months ended September 30, 2004 and 2003, respectively.

	Three Months Ended
	Sep. 30,	Sep. 30,
	2004	2003
Net Sales:
Testing	36.86%	59.33%
Manufacturing	50.67	23.53
Distribution	12.47	17.14

Total	100.00%	100.00%

Geographically, we operate in the U.S., Singapore, Malaysia, Thailand and Ireland. Our customers are mainly concentrated in Southeast Asia and they are either semiconductor chip manufacturers or testing facilities that purchase our testing equipment.

During the three months ended September 30, 2004, the Manufacturing segment replaced our core business, the Testing segment, with the highest sales for the quarter. When compared to this same period last year, the Manufacturing segment more than doubled from 23.53% of net sales to 50.67%, and the Testing segment decreased from 59.33% of total net sales to 36.86%. The increase in the Manufacturing segment was due to a sudden surge in sales of burn-in systems and board volume in Asia.

The Manufacturing segment in Singapore was able to turn its backlog at the end of the fourth quarter of fiscal 2004 into sales, thereby experiencing exceptionally high sales in the first quarter of fiscal 2005. The Company expects that business volume for the Singapore Manufacturing operation will primarily come from Southeast Asia. The backlog in the Singapore Manufacturing operation as of September 30, 2004 was lower than that at June 30, 2004, as the demand for burn-in boards varied. Hence, it is anticipated that sales in the Manufacturing segment will start to slow down in the second quarter of fiscal 2005. Meanwhile, the U.S. Manufacturing operation will continue to service existing customers and market the inventory of used and refurbished equipment accordingly.

The Testing segment experienced a change in product mix in its Singapore operation during the first quarter of fiscal 2005. The Singapore Testing operation provided more burn-in services for chips that were used in newly design devices, which offset the fall in demand for services of chips used in other devices. In addition, the newly acquired burn-in division in Malaysia began to contribute to the Testing segment sales. Sales contributed by this burn-in division in Malaysia in the first quarter of fiscal 2005 amounted to approximately $500.

The Company allocated the purchase price of the newly acquired burn-in division in Malaysia to the tangible assets and intangible assets acquired based on their estimated fair values. The fair value assigned to intangible assets acquired was based on estimates and assumptions determined by the management. Purchase intangibles with finite lives are amortized on a straight-line basis over their respective useful lives. The total purchase price was allocated as follows (in thousands):

Total purchase price:
Cash		$823
Notes payable		395

		$1,218

Allocated as follows:
Fixed assets	$
- Plant and machinery		711
- Production equipment		13
- Office equipment		5
- Leasehold improvement		7

		736
Intangible assets — customer relationship		482

		$1,218

The excess purchase price over the fair value of tangible assets acquired was attributed to the customer relationship obtained from the above business acquisition and recorded as other intangible assets. No goodwill is recognized in this context. The customer relationship intangible will be amortized over its economic life based on the contract term as stated in the sales agreement with the customer on a straight-line method over five years.

As previously reported in the Form 10-K, the customer relationship intangible is $493. The difference of $11 ($493 versus the above $482) was related to equipment given by the Seller subsequent to the completion date on July 1, 2004.

The Distribution segment turned the backlog it carried over from the fourth quarter of 2004 into sales in the Singapore operation, thereby experiencing high sales for the first quarter of 2005. However, sales of low-margin products remained about the same as the fourth quarter of 2004. This operation is now looking into new products to boost sales in the Distribution segment. Although the sales from the Distribution segment for the first quarter of 2005 were higher than the same period last year, such sales, as a percentage of total net sales, decreased due to the increase in sales in the Manufacturing segment.

The key performance indicator for the Company is based on market demand. Sales activities such as bookings, queries on products and backlog also formed part of our performance indicators, as well as customers’ forecasts and the financial results of customers and competitors. The Semiconductor Industry Association (SIA) forecasts an upward trend in the electronic materials cycle until 2006. Asia makes up 63% of the semiconductor market region, and there is evidence of an increasing revenue trend for electronic device manufacturers in Asia, mainly into Taiwan and China.

One of the current trends in the semiconductor industry seems to be an increased demand for computer and consumer electronics products in the Asia market. Another is the uptrend in the automotive market, which is seeing usage of electronic components in motor vehicles with greater frequency than in the past. Unfortunately, current equipment spending is growing slowly in the U.S. and global economies due to high oil prices and the continued concern with the ongoing instability in the Middle East. Additionally, the back-end capital equipment sectors have been affected by the rise in inventories of most of the semiconductor manufacturers in the U.S.

There are several influencing factors which create uncertainty when forecasting performance, such as the ever-changing nature of technology. For example, the life-cycles of certain types of burn-in products are falling quicker than expected. Additionally, the semiconductor industry is highly competitive. Operations are given a very short lead time to generate products, as orders are confirmed at the last minute, not to mention the complications of special requirements from customers. As a result, the Company has taken action to help protect it from these uncertainties by, among other things, looking for business opportunities at trade shows, upgrading and improving its burn-in technology so as to gain customers’ confidence and maintain market shares, as well as looking for alternatives for burn-in, and exploring new markets. The Company continues to cut costs, especially material costs, and maintain a lean headcount. The various operations continue to stock pile in order to meet short notices. Another area the Company is working on is taking more time to understand and focus on the needs of the customers.

     (ii) Financial information

During the three months ended September 30, 2004, total assets increased by $1,518 from $18,000 at June 30, 2004 to $19,518. The majority of the increase was in accounts receivables, inventories, property, plant and equipment and other assets, but offset with a decrease in short term deposits of $1,212.

The increase in accounts receivables from $3,695 at June 30, 2004 to $4,469 at September 30, 2004 was mainly attributable to the sales in the Singapore Manufacturing operation. Part of the increase in manufacturing sales derived from the new customer described above. A slightly extended credit term was given to this customer to be comparable to the terms the customer is receiving from our competitors. The sales in Southeast Asia increased by $4,290, from $3,145 in the first quarter 2004 to $7,435 in this quarter.

Inventories increased by $369 from June 30, 2004 to $1,778 at September 30, 2004. This was mainly due to an increase in raw materials and work-in-progress after provision for stock obsolescence of $303 and $83, respectively, which was offset with a $17 decrease in finished goods. The bulk of the movements in inventories were attributed to both the Singapore Manufacturing and Distribution operations.

Property, plant and equipment increased substantially by $1,114 from June 30, 2004 to $6,316 at September 30, 2004 mainly due to the acquisition of fixed assets by the Testing segment in Southeast Asia. During the first quarter of fiscal 2005, the additions to property, plant and equipment totaled $1,547, of which $359 was paid as a deposit before June 30, 2004, but the equipment was received in the first quarter of fiscal 2005. The majority of the additions were due to fixed assets located in the newly acquired burn-in division in Malaysia in the amount of $736, and purchases of new plant and machinery in Malaysia to meet the new customer’s requirements. In addition, we combined two of the facilities in the Singapore Testing operation to improve cost effectiveness.

The Company recognized $482 in other intangible assets for the customer relationship intangible and it will be amortized over five years. The amortized expenses incurred were $24 for the three months ended September 30, 2004. Consequently, the balance of the customer relationship intangible amounted to $458 at September 30, 2004.

The significant drop in short term deposits, which decreased by $1,212 from $5,649 at September 30, 2003 to $4,437 at September 30, 2004 was mainly due to the investment in the burn-in division in Malaysia. The total acquisition costs of the burn-in division amounted to $1,218, of which $824 was paid and funded internally and the balance is payable by way of a note. In addition, more plant and machinery, in the amount of $245, were purchased to meet our new customer’s requirements and $59 was placed with the landlord as a deposit for the rental of the factory previously used by the seller of such burn-in division.

Total liabilities at September 30, 2004 were $8,094, reflecting a $1,228 increase in total liabilities from $6,866 at June 30, 2004. Accounts payable at September 30, 2004 increased by $418 since June 30, 2004 due mainly to a rise in quantity of materials purchased for two of the operations in Southeast Asia at the end of the first quarter. Accrued expenses increased by $666 mainly due to the note payable to the seller of the burn-in division of $395. The increase in other accruals were attributable to the provision for warranty of $23, utilities of $79, payroll of $45 in Southeast Asia and $124 in accrual purchases. There was a proceed of $285 for long-term debt in Southeast Asia during the first quarter of fiscal 2005, but this was offset by a decrease in notes payable and capitalized leases as a result of net payments of $35 and $190, respectively. As of September 30, 2004, total liabilities (excluding minority interest) were 87% of total capital, compared with 76.1% at June 30, 2004. Total liabilities as a percentage of total capital was higher in fiscal 2004 mainly due to higher accounts payable and accrued expenses as mentioned earlier.

Comparison of First Quarter Ended September 30, 2004 (“2005”) and September 30, 2003 (“2004”)

	Q1 2005	Q1 2004
Net Sales	100.0%	100.0%
Cost of Sales	75.7%	76.0%

Gross Margin	24.3%	24.0%
Operating Expenses
General and administrative	16.5%	25.5%
Selling	3.4%	5.3%
Research and development	0.4%	0.8%
Impairment Loss	0.0%	0.0%
Loss on disposal of PP&E	0.0%	0.2%

Total Operating Expenses	20.3%	31.8%

Income from operations	4.0%	-7.8%

Overall Net Sales and Gross Margin

Overall sales for Q1 2005 were $7,851, up 103.9% from the overall sales for Q1 2004 of $3,850. The sales increase was primarily attributable to the Manufacturing segment in Singapore, and additional sales from a new customer in Southeast Asia. The gross margin remained relatively flat at 24% from Q1 2004 to Q1 2005, though there was a change in product mix. This change of product mix took place mainly within and between the three segments.

Manufacturing Segment

The revenue and gross margin for the Manufacturing Segment for the first quarter of 2005 and 2004 were as follows:

(In Thousands, unaudited)	Q1 2005	Q1 2004
Revenue	$3,978	$906
Gross margin	16.0%	8.8%

The Manufacturing segment experienced an increase in sales of $3,072 from Q1 2004 to Q1 2005, a 339.1% increase. Different regions showed differing demands for computer and consumer electronics products. Overall, the improvement in the Manufacturing segment sales was a result of an increase in sales of burn-in systems and burn-in boards. Burn-in systems sales increased $661 from Q1 2004 to Q1 2005, as no system was sold in the same quarter last year due to poor sales. The increase in sales was attributable to the fact that some of our customers in Asia who are electronic device manufacturers increased their capital equipment in order to meet the increase in production capacity. Sales of burn-in boards increased by $2,534 from Q1 2004 to Q1 2005, an increase of 683% in quantity sold and 98% in selling price, due to the rise in demand for electronic components, primarily from customers in Asia.

The increase in sales of burn-in boards and systems was offset by a decrease in sales of Component Centrifuges, Artic Temperature Controlled Chucks and Wet Process Stations. Component Centrifuge and Wet Process Station sales declined by $66 and $26 respectively, compared to Q1 2004, as none of this equipment was sold in Q1 2005. Sales of Artic Temperature Controlled Chucks were 45.6% lower than those of Q1 2004, with a 66.7% decrease in quantity sold, but a 63.4% increase in selling price. The reason for the decrease in sales of Component Centrifuges and Artic Temperature Controlled Chucks was due to very slow growth of capital equipment spending in the U.S. as a result of higher oil prices and ongoing instability in the Middle East. The increase of U.S. semiconductor industry customers’ inventories also forced them to push back plans to purchase capital equipment. As for Wet Process Station sales, there were bookings for this equipment in Q1 2005; however any actual sales will not register until at least Q2 of 2005.

Although the increase in the sales of the Manufacturing segment derived primarily from sales of burn-in boards, the margin for burn-in boards remained low due to the increase in material unit costs, despite the doubling of its average unit selling price. The rise in burn-in systems sales and the increase in average unit selling price of Artic Temperature Controlled Chucks were mainly responsible for the Manufacturing segment margin increase of 7.2%.

Testing Segment

The revenue and gross margin for the Testing Segment for the first quarter of 2005 and 2004 were as follows:

(In Thousands, unaudited)	Q1 2005	Q1 2004
Revenue	$2,894	$2,284
Gross margin	35.2%	30.7%

The revenue for the Testing segment rose $610 from Q1 2004 to Q1 2005, an increase of 26.7%. The increased sales mainly derived from the newly acquired burn-in division in Malaysia, which contributed approximately $500 in sales. The balance of the $110 sales increase was contributed by the other Testing operations in Southeast Asia, where burn-in services increased for chips used in the new type of burn-in device. This was, however, offset by the drop in demand for services of chips that were used in another type of burn-in device.

An improvement in the margin of the Singapore operation also contributed to the overall increase to the margin of the Testing segment of 4.5%. The improved margin in the Singapore operation of 8.5% in Q1 2005 over the same period last year was the result of the new type of burn-in device, replacing the existing burn-in device, whose average service costs had been previously reduced due to a change in customers’ requirements. In addition, the utilities costs as a percentage of sales dropped from 16.1% in Q1 2004 to 14.3% in Q1 2005 and labor costs dropped from 24.3% in Q1 2004 to 21.6% in Q1 2005, as a result of consolidating two of the production facilities in the Singapore Testing operation.

Distribution Segment

The revenue and gross margin for the Distribution Segment for the first quarter of 2005 and 2004 were as follows:

(In Thousands, unaudited)	Q1 2005	Q1 2004
Revenue	$979	$660
Gross margin	20.1%	14.2%

Revenue for the Distribution Segment rose $319 from Q1 2004 to Q1 2005, an increase of 48.3%. The improvement in sales mainly derived from sales of Vibration, Chamber and Wafer Fabrication equipment due to the recovery of the semiconductor industry and electronics market in Asia, as well as greater focus on the part of our sales team to meet the stringent requirements of customers. Sales of Vibration, Chamber, and other products rose $332 compared to Q1 2004, with a 66.7% increase in quantity sold and a 67.9% increase in selling price. We believe that the increase in sales queries we received in Q1 2005 about Vibration equipment gives us a healthy indication that the capital equipment market is becoming more active. On the other hand, sales of low-margin products decreased from Q1 2004 to Q1 2005 with a drop in sales of $13, a decline in quantity sold of 20.9%, but a rise in selling price of 7.1%.

The improved gross margin of the Distribution segment was a result of the increase in sales volume and average unit selling price of Vibration, Chamber, and Wafer Fabrication equipment. This was mainly due to our ability to meet the stringent requirements of our customers while maintaining a competitive price in the market.

Sales by geographical area

By geographical area, net sales into and within the United States region in Q1 2005 decreased by 39.7% when compared to Q1 2004. This was a result of moving our U.S. Manufacturing operation in San Jose to Singapore, with a focus of capturing more of the market in Asia. The lost sales from the relocated San Jose operation contributed to 68.6% of the total reduction in sales within the U.S., and along with the decline in sales of Component Centrifuges and Artic Temperature Controlled Chucks, sales within this region dropped sharply. Equipment spending budgets in the U.S. are expected to remain low due to the rise in oil prices and instability in the Middle East.

Net sales into and within the Southeast Asia region increased 178.9%, mainly due to the high demand for burn-in boards and burn-in systems in Malaysia and Singapore. In addition, the recovery of the consumer and electronics markets in the Asia region boosted the sales for all three segments in this region.

Net sales into and within Ireland and other countries increased 33.6% compared to Q1 2004. This was due to the increase in demand for programming services in Ireland, as well as greater sales to Japan and Taiwan out of the Singapore Distribution operation.

Operating Expenses

The Company’s overall operating expenses for first quarter of 2005 and 2004 were as follows:

(In Thousands, unaudited)	Q1 2005	Q1 2004
General and administrative	$1,295	$983
Selling	$269	$205
Research and development	$33	$32
Impairment Loss	$1	$—
Loss on disposal of PP&E	$—	$4

	$1,598	$1,224

As a percentage of sales, operating expenses decreased by 11.5% from 31.8% in Q1 2004 to 20.3% in Q1 2005. A sudden increase in sales was responsible for this decrease, since some of the general and administrative expenses are semi-variable and relatively fixed.

As a percentage of sales, general and administrative expenses decreased by 9.0% from 25.5% in Q1 2004 to 16.5% in Q1 2005. The Manufacturing segment was primarily responsible for this decrease, especially the Manufacturing operation in Singapore, which managed the significant sales increase with its existing office headcount while outsourcing some of the projects so as to maintain a lean overhead. With this strategy, the operation was able to operate with lower overhead expenses. Salaries, which made up the bulk of the general and administrative expense, were 28.9% of sales in Q1 2004 and only 2.6% in Q1 2005.

General and administrative expenses as a whole increased by $313 for several reasons. Salaries in Southeast Asia rose $77 to accommodate the new testing operation in Malaysia and a higher headcount in the Singapore cost center to support the growing operations in Southeast Asia. Amortization on the customer relationship intangible of $24 was recognized in Q1 2005 and none in Q1 2004. There was a provision of bonuses of $76 in Q1 2005 in the Singapore operation due to better performance. In addition, there was a reversal of provision for productivity funds of $32 in Q1 2004 due to the cancellation of a Company employee dinner, whereas in Q1 2005 there was a provision of $68. There was a higher provision for doubtful debts of $15 in Q1 2005 from the Distribution operation as one of the customers exceeded its credit term by 90 days. The Corporate officers spent more time traveling on business, hence travel and entertainment rose by $24. In addition, there was an increase of $15 in board fees. The Securities Exchange Commission (SEC) introduced a new regulation implementing the SOX 404, and an estimated cost of $50 was provided to engage a consultant to help with these new requirements. There was an increase in audit fees for the Company, and the newly acquired Testing operation required an audit for SEC disclosure purposes, thereby incurring higher audit fees totaling $25. An increase of $15 in legal matters was spent on this new operation as well. These were all offset with a savings from the operation in San Jose after it was relocated to Singapore, as salaries decreased by $15 and insurance decreased by $32. Additionally, miscellaneous expenses dropped by $2.

As a percentage of sales, selling expenses decreased by 1.9% from 5.3% in Q1 2004 to 3.4% in Q1 2005. Though the sales in the Singapore Manufacturing operation increased significantly, traveling and entertainment did not increase proportionately, as the largest orders came from customers who are all electronic manufacturers in Asia, thereby traveling was confined to one region.

In terms of value, selling expenses increased by $64. Salaries increased $22 due to the increase in headcount to cope with the expansion of the Distribution operation in Singapore. There was an increase in provision of warranty of $27, and an increase in commissions of $40, which were in line with the increase in sales. The Company increased marketing efforts through greater participation in trade shows and conferences, thus an increase in costs of $13, and an increase in miscellaneous costs of $4. These were all offset with a savings from the relocation of the San Jose operation to Singapore, derived mainly from a decrease in sales personnel salaries of $30 and rental and utilities expenses of $12.

Research and development expenses remained relatively flat in Q1 2005 compared to Q1 2004.

Income (loss) from operations

The income (loss) from operations for first quarter of 2005 and 2004 were as follows:

(In Thousands, unaudited)	Q1 2005	Q1 2004
Manufacturing Segment	$92	$(281)
Testing Segment	$106	$82
Distribution Segment	$3	$(38)
Corporate	$110	$(62)

	$311	$(299)

The Company turned the operating loss of $299 in Q1 2004 into an operating income of $311 in Q1 2005. All of the operations showed improvement in their results, particularly in the Manufacturing segment.

The Manufacturing segment experienced an increase in operating income of $373 from an operating loss of $281 in Q1 2004 to an operating profit of $92 in Q1 2005. The surge in sales and an improvement of $557 in the gross profit compared to Q1 2004 as mentioned earlier boosted the results for the Manufacturing segment. After the transfer of the Universal Systems Manufacturing operation in San Jose to Singapore, certain fixed costs incurred in the operation in Q1 2004, such as $45 in salaries, $44 in rental, utilities and insurance, and $6 in commissions, were not repeated in Q1 2005. The transferred operation is being operated by the existing Singapore Distribution personnel. General and administrative expenses for the Manufacturing segment as a percentage of sales decreased from 24.7% in Q1 2004 to 6.7% in Q1 2005, while selling expenses as a percentage of sales dropped from 10.9% to 2.0% due mainly to the threefold rise in sales from Q1 2004. The Manufacturing operation in Singapore managed the sales increase with its existing office headcount and outsourced some of its projects in order to maintain a lean workforce and operate with lower overhead expenses.

Corporate also contributed to the improvement in operating income by saving $171 in Q1 2005 as compared to Q1 2004. The Corporate office reimbursed its operating expenses by imposing a fee on all subsidiaries on a fixed percentage of revenue. While the rate remained unchanged, the sudden surge in sales for all operations in Southeast Asia, especially in the Manufacturing segment, resulted in collected fees greater than corporate’s operating expenses.

The Testing segment experienced an increase in operating income of $24 from $82 in Q1 2004 to $106 in Q1 2005. The gross profit in the Testing segment improved by $317 as compared to Q1 2004. The Singapore Testing operation contributed to this rise in income with its increase in services and a better margin generated due to the successful implementation of effective cost control measures as mentioned earlier. 55% of the operating income contributed by the new testing division in Malaysia will be incremental to the profit of the Company as a whole. However, the Company expects that this operation will bring in more sales to the segment next year. Meanwhile, at this initial stage, there were new costs incurred for legal fees for the acquisition, and statutory fees for the disclosure to meet SEC requirements.

The Distribution segment generated an operating income of $3 in Q1 2005, after experiencing an increase of $41 from an operating loss of $38 in Q1 2004. This improvement was primarily due to an increase in gross profit of $103 as a result of an increase in sales as mentioned earlier. The general and administrative expenses for the Distribution segment as a percentage of sales decreased from 7.1% in Q1 2004 to 4.7% in Q1 2005, while the selling expenses as a percentage of sales remained unchanged. General and administrative expenses for Vibration equipment and Chambers remained similar to those in Q1 2004, which along with the increase in price, also contributed to the income from the Distribution segment. Meanwhile, salaries of sales personnel and commissions increased in line with the increase in sales.

Interest Expense

The interest expenses for first quarter of 2005 and 2004 were as follows:

(In Thousands, unaudited)	Q1 2005	Q1 2004
Interest expense	$(35)	$(35)

Interest expense remained relatively flat from Q1 2004 to Q1 2005. There was more interest on lines of credit but less for capital leases in Q1 2005.

Other Income

The other income for first quarter of 2005 and 2004 were as follows:

(In Thousands, unaudited)	Q1 2005	Q1 2004
Other income	$85	$138

Other income decreased $53 in Q1 2005 compared to Q1 2004. This was due in part to the gain on marketable securities of $113 in Q1 2004 after the Malaysia subsidiary disposed of all investments and subsequently exited the market, while there was no such transaction in Q1 2005. As a result, there was lower dividend income of $4 generated from the same subsidiary. There was also a decrease in sundry income of $5. The decrease in other income was offset by the increase in rental income of $16 due to the subleasing of factories in Ireland and Malaysia. The decrease was further offset by an exchange gain of $12 in Q1 2005 due to the appreciation of Singapore dollars against U.S. dollars towards the end of the quarter, while in Q1 2004 there was an exchange loss of $38 due to the reverse effect.

Income Tax

Current income tax expense for the first quarter of 2005 was approximately $111, an increase of $96, compared to the income tax provision of $15 in the first quarter of 2004, which was due mainly to higher taxable profits generated from Southeast Asia in the first quarter of 2005. Because of the different income tax jurisdictions, the taxable income generated in foreign countries will not offset the net loss generated in the U.S. Therefore, we generally incur certain income tax expenses in any fiscal year.

Net Income

As a result of all of the factors analyzed above, the net income attributable to common shares for the quarter ended September 30, 2004 was approximately $237, which represented an upswing of $502 in net income from a net loss of approximately $265 attributable to common shares for the quarter ended September 30, 2003. Consequently, basic earning per share for the quarter ended September 30, 2004 increased by $0.17 to $0.08 per share in 2005, from a loss per share of $0.09 in 2004. Diluted income per share for the quarter ended September 30, 2004 was $0.08 per share, representing an increase of $0.17 per share from a loss per share of $0.09 in 2004.

Liquidity and Capital Resources

Though the working capital (defined as current assets minus current liabilities) of $6,084 as of September 30, 2004 represents a decrease of $1,285, or 17.4%, compared to working capital of $7,369 as of June 30, 2004, we still believe our financial condition remains strong. The current ratio (defined as current assets divided by current liabilities) was 1.91 as of September 30, 2004 compared to 2.36 as of June 30, 2004. We believe that the Company has the ability to maintain positive working capital and strong liquidity in the near future.

Management believes the Company has the economic wherewithal to satisfy any short-term funding for several reasons. We have cash provided by operating activities of $299 after adjusting for non-cash items and movements in working capital. Currently, the Singapore operations are financed using short-term loans and lines of credit, which are sufficient to meet their needs. Furthermore, the manufacturing operation in San Jose, California, which consistently showed a loss, was moved to Singapore and is being operated by the existing Singapore Distribution personnel. We anticipate that the relocation will ease the need for working capital used to finance that operation.

The burn-in testing operation in Malaysia made several major payments in the first quarter of fiscal 2005, such as the second payment of the acquisition; renovation of its office; deposit placement with its landlord to use its facilities and purchase of equipment to meet the new customer’s requirements. We anticipate that the short-term funding required in the near future will be for the purchase of other equipment for new products and renovation of approximately $181 and $526, respectively, and the note payable to the seller of this burn-in division of $395, which will mature at December 31, 2004. The Company still has sufficient short-term deposits to make these payments. In addition, we will finance the new customer, which was given an extended credit term as mentioned earlier, by utilizing our lines of credit.

The Company’s credit rating provides ready and ample access to funds in global capital markets. At September 30, 2004, the Company had available short-term lines of credit totaling $5,025 of which $4,877 was unused. However, of this $4,877, the line of credit of Trio-Tech Singapore of $594 expired in October 2004. The Company anticipates that it will renew its line of credit at a later date, but there is no assurance that the Company will do so, will be able to do so or will be able to do so on terms satisfactory to the Company, or on terms at least as favorable as those of the expired line of credit.

Entity with Facility	Type of	Interest	Credit	Unused
Trio-Tech Malaysia	Line of Credit	7.00%	$91	$91
Trio-Tech Bangkok	Line of Credit	6.75%	96	96
Trio-Tech Singapore	Line of Credit	4.25 to 6.0%	4,838	4,690

			$5,025	$4,877

The Company procured a long-term loan of $285 in the first quarter of fiscal 2005 to consolidate facilities in the Singapore Testing operation in order to improve cost effectiveness. The Company also procured another loan of approximately $594 upon which the Company has yet to draw.

There were no other capital commitments except those that were disclosed as of September 30, 2004.

Net cash provided by operating activities during the three months ended September 30, 2004 was $299, reflecting a decrease of $135, compared to net cash of $434 provided by operating activities during the three months ended September 30, 2003. Cashflow from operating activities decreased mainly due to an increase in accounts receivable, inventories, and other receivables, amounted to approximately to $1,391, offset with the increase in accounts payable and accrued expenses of $1,085 together with other factors of $171, giving a net decrease of $135.

The increase in accounts receivable of $1,316 was mainly attributable to the surge in sales for Southeast Asia operations towards the end of the first quarter of fiscal 2005. Nevertheless, the accounts receivable turnover index (defined as net sales divided by average ending accounts receivable less bad debt allowance) has increased from 4.56 times at September 30, 2003 to 7.69 times at September 30, 2004, which indicated an improvement in collection.

Inventory increased by $363 at September 30, 2004 as compared to September 30, 2003, as the Singapore Distribution operation, and the Singapore Manufacturing operation especially, started to stock up inventories to cater to orders that will be given on short notice. The inventory turnover index (defined as cost of sales divided by average ending inventory), however, was 14.95 times at September 30, 2004, up from 11.12 times at September 30, 2003. The increase of inventories mainly derived from the rise of raw materials and work-in progress in the Singapore operations towards the end of the three months ended September 30, 2004.

Other receivables increased by $233 at September 30, 2004 due to the down payment of fixed assets made by the operations in Southeast Asia and the rental deposit placed by the newly acquired burn-in division in Malaysia.

Accounts payable and accrued expenses as of September 30, 2004 increased by $1,079 over September 30, 2003 mainly due to an increase in purchases of materials, especially in the Singapore operation, to meet orders anticipated in the second and third quarters. There was an increase in the bookings of our Singapore Manufacturing and Distribution operations at September 30, 2004 as compared to those at September 30, 2003. Accrued expenses included the note payable to the seller of the burn-in division in the principal amount of $395. There were other factors that contributed to the increase in accrued expenses as mentioned earlier.

The other intangible assets at September 30, 2004 consisted of the balance of the customer relationship intangible of $482, of which $24 was amortized during the three months ended September 30, 2004.

Net cash used in investing activities during the three months ended September 30, 2004 was $290, reflecting an increase of $121 in Q1 2005 compared to $169 used in investing activities during September 30, 2003. The investment in short-term deposits at September 30, 2004 decreased by $1,495 from September 30, 2003, as the short-term deposits were reinvested in capital expenditure with an increase of $713 during September 30, 2004. The increase in capital expenditure in Q1 2005 included the fixed assets located in the newly acquired burn-in division in Malaysia and purchases of new plant and machinery in Malaysia to meet our new customer’s requirements. In addition, we consolidated two facilities in the Singapore Testing operation to improve cost effectiveness. The Company recognized $482 as the customer relationship intangible in the first quarter of fiscal 2005 and none in the same quarter last year. In addition, we realized the investment in marketable securities with proceeds of $555 in the first quarter of fiscal 2004 and there were no proceeds on disposal of marketable securities in Q1 2005, as we had exited the market since then. The greater amount of cash used in investments offset the higher proceeds of $130 from sales of equipment in Q1 2005.

Net cash provided by financing activities during the three months ended September 30, 2004 was $77 compared to $876 used in financing activities in Q1 2004. The swing of $953 was due to lower net repayment on lines of credit, debt and capitalized leases during the three months ended September 30, 2004 as most notes payable and capitalized leased were paid off in 2004. In addition, there was a proceed from long-term debt of $285 during the three months ended September 30, 2004.

Approximately $732 of cash deposits as of September 30, 2004 was held in the Company’s 55% owned Malaysian subsidiary. Of such amount, $463 was denominated in the currency of Malaysia, of which $143 is currently available for movement to overseas, as authorized by the Central Bank of Malaysia. There are additional amounts available for distribution as dividends (after making deductions for income tax) pursuant to Malaysian regulations.

Corporate Guarantee Arrangement

The Company provides a corporate guarantee to one of its subsidiaries in Southeast Asia of approximately $1,241 to secure line-of-credit and term loans from a bank to finance the operations of such subsidiary. With the strong financial position of the subsidiary company, the Company believes this corporate guarantee arrangement will have no material impact on its liquidity or capital resources.

Recently Issued Accounting Pronouncements

In January 2003, the FASB issued Financial Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”. FIN 46, as amended by FIN 46®, issued in January 2003, requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling financial interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from other parties. The provisions of FIN 46(R) are applicable for fiscal years ending after December 15, 2004. The Company does not have any variable interest entities that must be consolidated.

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

Revenue from product sales is also recorded in accordance with the provisions of Emerging Issues Task Force (EITF) Statement 00-21 “Revenue Arrangements with Multiple Deliverables” and Staff Accounting Bulletin (SAB) 104 “Revenue Recognition in Financial Statements” which generally requires revenue earned on product sales involving multiple-elements to be allocated to each element based on the relative fair values of those elements. Accordingly, the Company allocates revenue to each element in a multiple-element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold and specifically defined in a quotation or contract. The Company allocates a portion of the invoice value to products sold and the remaining portion of invoice value to installation work in proportion of the fair value of products sold and installation work to be performed. Training elements are valued based on hourly rates, which the Company charges for these services when sold apart from product sales. The fair value determination of products sold and the installation and training work is also based on our specific historical experience of the relative fair values of the elements if there is no easily determinable market price to be considered. In fiscal 2005 and 2004, the installation revenues generated in connection with product sales were immaterial and included in the product sales revenue line on the consolidated statement of income. The Company estimates an allowance for sales returns based on historical experience with product returns.

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

Intangible Assets

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 is accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination.

Other intangible assets represents the allocation of the purchase price over the fair market value of any non-tangible asset other than the goodwill. The Company recognized $482 as the customer relationship intangible and amortized on a straight-line basis for five years over the expected period to be benefited.

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

The interest on our loans, capitalized leases and lines of credit range from 4.19% to 7.25% per annum. As of September 30, 2004, the outstanding aggregate principal balance on these loans was approximately $1,770. These interest rates are subject to change and we cannot predict an increase or decrease in rates, if any.

Foreign Currency Exchange Rate Risk. Although the majority of our sales, cost of manufacturing and marketing are transacted in U.S. dollars, significant portions of our revenues are denominated in Singapore and Euro dollars, Malaysian ringgit, Thai Baht and other currencies. Consequently, a portion of our costs, revenues and operating margins may be affected by fluctuations in exchange rates, primarily between the U.S. dollar and such foreign currencies. We are also affected by fluctuations in exchange rates if there is a mismatch between our foreign currency denominated assets and liabilities. Foreign currency translation adjustments resulted in an increase of $31 and $131 to shareholders’ equity for the three months ended September 30, 2004 and 2003, respectively.

We try to reduce our risk of foreign currency fluctuations by purchasing certain equipment and supplies in U.S. dollars and seeking payment, when possible, in U.S. dollars. However, we may not be successful in our attempts to mitigate our exposure to exchange rate fluctuations. Those fluctuations could have a material adverse effect on the Company’s financial results.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange

Act of 1934, as amended) as of September 30, 2004, the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective. During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Malaysian and Singapore regulations prohibit the payment of dividends if the Company does not have sufficient retained earnings and tax credit. In addition, the payment of dividends can only be made after making deductions for income tax pursuant to the regulations. Furthermore, the cash movements from the Company’s 55% owned Malaysian subsidiary to overseas are restricted and must be authorized by the Central Bank of Malaysia. California law also prohibits the payment of dividends if the Company does not have sufficient retained earnings or cannot meet certain asset to liability ratios.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

31.1	Rule 13a-14(a) Certification of Principal Executive Officer of Registrant

31.2	Rule 13a-14(a) Certification of Principal Financial Officer of Registrant

32	Section 1350 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIO-TECH INTERNATIONAL
By:	/s/ Victor H.M. Ting
VICTOR H.M. TING
Vice President and Chief Financial Officer (Principal Financial Officer) Dated: November 12, 2004