Form 10-Q
period 2004-12-31
TRIO TECH INTERNATIONAL
filed 2005-02-04
CIK 732026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2004

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

Number of shares of common stock outstanding as of February 1, 2005 is 2,966,042.

TRIO-TECH INTERNATIONAL
INDEX TO CONSOLIDATED FINANCIAL INFORMATION, OTHER INFORMATION AND SIGNATURE

		Page
Part I.	Financial Information
Item 1.	Financial Statements
	Consolidated Balance Sheets as of December 31, 2004 (Unaudited) and June 2004	3
	Consolidated Statements of Operations and Comprehensive Income (loss) for the Three and Six Months Ended December 31, 2004 (Unaudited) and December 31, 2003 (Unaudited)	4
	Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2004 (Unaudited) and December 31, 2003 (Unaudited)	5
	Notes to Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	30
Item 4.	Controls and Procedures	30

Part II.	Other Information
Item 1.	Legal Proceedings	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3.	Defaults upon Senior Securities	31
Item 4.	Submission of Matters to a Vote of Security Holders	31
Item 5.	Other Information	31
Item 6.	Exhibits	31

Signatures		32
Exhibit 31.1
Exhibit 31.2
Exhibit 32

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (IN THOUSANDS EXCEPT NUMBER OF SHARES)

	(Unaudited)
	Dec 31,	June 30,
ASSETS	2004	2004

CURRENT ASSETS:
Cash	$1,126	$1,357
Short-term deposits	3,727	5,649
Trade accounts receivable, less allowance for doubtful accounts of $199 and $165	3,478	3,695
Other receivables	927	583
Inventories, less provision for obsolete inventory of $399 and $445	1,819	1,409
Prepaid expenses and other current assets	159	105

Total current assets	11,236	12,798
PROPERTY, PLANT AND EQUIPMENT, Net	6,416	5,202
OTHER INTANGIBLE ASSETS, Net	434	—

TOTAL ASSETS	$18,086	$18,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Lines of credit	$336	$146
Accounts payable	1,176	2,316
Accrued expenses	2,752	2,166
Income taxes payable	58	49
Current portion of notes payable	563	506
Current portion of capitalized leases	221	246

Total current liabilities	5,106	5,429

NOTES PAYABLE, net of current portion	676	583
CAPITALIZED LEASES, net of current portion	130	210
DEFERRED INCOME TAXES	689	644

TOTAL LIABILITIES	6,601	6,866

MINORITY INTEREST	2,041	2,110
SHAREHOLDERS’ EQUITY:
Common stock; no par value, 15,000,000 shares authorized; 2,966,042 and 2,964,542 shares issued and outstanding	9,532	9,527
Paid-in capital	284	284
Accumulated deficit	(382)	(519)
Accumulated other comprehensive loss-translation adjustments	10	(268)

Total shareholders’ equity	9,444	9,024

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$18,086	$18,000

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME (UNAUDITED, IN THOUSANDS, EXCEPT EARNINGS (LOSS) PER SHARE)

	Six Months Ended		Three Months Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2004	2003	2004	2003
NET SALES
PRODUCT SALES	$7,836	$4,273	$2,879	$2,707
SERVICES	5,697	4,633	2,803	2,349

	13,533	8,906	5,682	5,056

COST OF SALES
COST OF GOODS SOLD	6,848	3,390	2,782	2,048
COSTS OF SERVICE RENDERED	3,462	3,169	1,586	1,586

	10,310	6,559	4,368	3,634

GROSS PROFIT	3,223	2,347	1,314	1,422
OPERATING EXPENSES:
General and administrative	2,463	1,953	1,168	970
Selling	550	417	281	212
Research and development	56	59	23	27
Impairment loss	1	—	—	—
Loss on disposal of property, plant and equipment	—	4	—	—

Total	3,070	2,433	1,472	1,209

INCOME (LOSS) FROM OPERATIONS	153	(86)	(158)	213
OTHER INCOME (EXPENSE)
Interest expense	(92)	(66)	(57)	(31)
Other income	106	196	21	58

Total	14	130	(36)	27

INCOME (LOSS) BEFORE
INCOME TAXES AND MINORITY INTEREST	167	44	(194)	240
INCOME TAX EXPENSE (BENEFIT)	51	33	(60)	18

INCOME (LOSS) BEFORE MINORITY INTEREST	116	11	(134)	222
MINORITY INTEREST	21	(58)	34	(4)

NET INCOME (LOSS) ATTRIBUTABLE TO
COMMON SHARES	137	(47)	(100)	218

EARNINGS (LOSS) PER SHARE:
Basic	$0.05	$(0.02)	$(0.03)	$0.07

Diluted	$0.05	$(0.02)	$(0.03)	$0.07

WEIGHTED AVERAGE NUMBER OF COMMON AND
POTENTIAL COMMON SHARES OUTSTANDING
Basic	2,965	2,930	2,966	2,933
Diluted	2,987	2,930	2,966	2,985
OTHER COMPREHENSIVE (LOSS) INCOME:
Net income (loss)	137	(47)	(100)	218
Unrealized loss on investment	—	(45)	—	—
Foreign currency translation adjustment	278	223	240	92

COMPREHENSIVE INCOME	$415	$131	$140	$310

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED, IN THOUSANDS)

	Six Months Ended
	Dec 31,	Dec 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$137	$(47)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	707	582
Bad debt expense, net	34	3
Impairment loss	1	—
Loss on sale of property and equipment	—	4
Gain on disposal of marketable securities	—	(114)
Deferred income taxes	45	21
Minority interest, net	(21)	58
Changes in operating assets and liabilities:
Accounts receivable, net	183	348
Other receivables	(804)	17
Inventories	(410)	(26)
Prepaid expenses and other current assets	(54)	(41)
Accounts payable and accrued expenses	(554)	360
Income taxes payable	9	(19)

Net cash (used in) provided by operating activities	(727)	1,146

CASH FLOWS FROM INVESTING ACTIVITIES:
Short term deposits	1,922	(461)
Capital expenditures	(737)	(638)
Purchase of marketable securities	—	(4)
Acquisition of business in Malaysia	(1,126)	1
Proceeds from disposal of marketable securities	—	555
Proceeds from sale of property and equipment	201	38

Net cash provided by (used in) investing activities	260	(509)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments and borrowings on lines of credit	178	(156)
Principal payments of debt and capitalized leases	(385)	(919)
Proceeds from long-term debt	430	986
Dividends paid to minority interest	(53)	(62)
Cash received from stock options exercised	5	14

Net cash provided by (used in) financing activities	175	(137)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	61	35
NET (DECREASE) INCREASE IN CASH	(231)	535
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,357	1,495

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,126	$2,030

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$93	$64
Income taxes	$97	$52
NON-CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of property, plant and equipment under capital finance lease	$—	$94
Capitalization of property, plant and equipment paid in advance	$368	$—
Deposit for the acquisition of business in Malaysia paid in advance	$92	$—

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AND NUMBER OF SHARES)

1.	ORGANIZATION AND BASIS OF PRESENTATION

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. All significant inter-company accounts and transactions have been eliminated in consolidation. The unaudited consolidated financial statements are presented in U.S. dollars. Accordingly, the accompanying financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the six months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report for the fiscal year ended June 30, 2004, as amended by Form 10-K/A filed October 29, 2004.

Effective July 1, 2004, the Company changed its fiscal report period to end on the last day of the fiscal quarter. The quarter end dates for periods ending December 31, 2004 and December 31, 2003 were December 31, 2004 and December 26, 2003 respectively.

2.	INVENTORIES

Inventories consist of the following:

	Dec. 31,	June 30,
	2004	2004
	(Unaudited)

Raw materials	$1,011	$652
Work in progress	752	700
Finished goods	455	502
Less: provision for obsolete inventory	(399)	(445)

	$1,819	$1,409

3.	STOCK OPTIONS

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

	Six Months Ended		Three Months Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)

Net income (loss): as reported	$137	$(47)	$(100)	$218

Add: stock based employee compensation included in reported income	—	—	—	—

Deduct: total stock based employee compensation expense determined under fair value method for all awards	(18)	(44)	(9)	—

Pro forma net income (loss)	$119	$(91)	$(109)	$218

Earnings (loss) per share — basic
As reported	$0.05	$(0.02)	$(0.03)	$0.07
Pro forma	$0.04	$(0.03)	$(0.04)	$0.07

Earnings (loss) per share — diluted
As reported	$0.05	$(0.02)	$(0.03)	$0.07
Pro forma	$0.04	$(0.03)	$(0.04)	$0.07

As required by SFAS No. 123, the Company provides the following disclosure of estimated values for these awards. The weighted-average grant-date fair value of options granted during the first half of 2005 and the first half of 2004 was estimated to be from $4.40 to $4.50 for fiscal 2005, and $2.66 for fiscal 2004.

The fair value of each option grant was estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for the first half of fiscal 2005 and the first half of fiscal 2004, respectively: risk free interest rates of 3.01% and from 1.91% to 2.93%, expected lives of 2 years for the first half of fiscal 2005 and the first half of fiscal 2004; volatility of 36.84% and 41.41% and no assumed dividends.

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

Stock options to purchase 381,000 shares at prices ranging from $2.25 to $6.00 per share were outstanding during the six months ended December 31, 2004. The following options were excluded from the computation of diluted EPS because their effect would have been anti-dilutive.

Type	Shares	Price	Expiration
Options	20,000	$5.63	September 18, 2005
Options	32,000	$5.37	July 10, 2005
Options	47,000	$6.00	March 27, 2005

Stock options to purchase 388,500 shares at prices ranging from $2.25 to $6.00 per share were outstanding during the six months ending December 31, 2003. 128,000 options were excluded in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares and therefore were anti-dilutive.

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted EPS for the years presented herein:

	Six Months Ended		Three Months Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)

Net income (loss) used to compute basic and diluted earnings (loss) per share	$137	$(47)	$(100)	$218

Weighted average number of common shares outstanding — basic	2,965	2,930	2,966	2,933

Dilutive effect of stock options and warrants	22	—	—	52

Number of shares used to compute earnings per share — diluted	2,987	2,930	2,966	2,985

5.	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are customer obligations due under normal trade terms. We sell our products and services to manufacturers in the semiconductor industry. We perform continuing credit evaluations of our customers’ financial condition and although we generally do not require collateral, letters of credit may be required from our customers in certain circumstances.

Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. We include any accounts receivable balances that are determined to be uncollectible in our allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to us, we believe our allowance for doubtful accounts for the six months ended December 31, 2004 is adequate. However, actual write-offs might exceed the recorded allowance.

	Dec. 31,	June 30,
	2004	2004
	(Unaudited)

Beginning	$165	$157
Additions charged to cost and expenses	52	18
Recovered	(18)	(4)
Actual write-offs	—	(6)

Ending	$199	$165

6.	WARRANTY ACCRUAL

	Dec. 31,	June 30,
	2004	2004
	(Unaudited)

Beginning	$162	$165
Additions charged to cost and expenses	87	41
Recovered	—	—
Actual write-offs	(17)	(44)

Ending	$232	$162

7.	ACQUISITION OF A BUSINESS

On July 1, 2004, the Company acquired certain assets from TS Matrix Bhd. (“the Seller’) utilized by the burn-in testing division of Seller for an aggregate cash purchase price of approximately $1,218. Seller is one of our competitors. The Company paid approximately $92 by way of a deposit in fiscal 2004 and $731 of the purchase price in cash at the completion of the acquisition on July 1, 2004, and the balance of approximately $395 was payable in the form of a bank-guaranteed note, which matured at December 31, 2004. Our objectives in acquiring the burn-in testing division were to service a large electronic device manufacturer with whom we had been pursuing a business relationship for some time and to increase our market share in testing services. Upon completion of the acquisition, the customer signed a five-year agreement with the Company to provide testing services. The value of obtaining this customer relationship intangible is included in other intangible assets in the amount of $482. Results of the operations for the burn-in testing business are included in the Company’s income statement effective July 1, 2004.

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

Total purchase price:
Cash	$823
Notes payable	395

$1,218

Allocated as follows:
Fixed assets
Plant and machinery	$711
Production equipment	13
Office equipment	5
Leasehold improvement	7

736
Intangible assets — customer relationship	482

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

As previously reported in the Form 10-K, the customer relationship intangible is $493. The difference of $11 ($493 versus the above $482) was related to equipment given by the Seller to the Malaysia Testing operation subsequent to the completion date on July 1, 2004.

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of the operations of the Company and the new burn-in testing division in Malaysia for the three and six months ended December 31, 2003 as if the acquisition had occurred on July 1, 2003. The results from operations for the three and six months ended December 31, 2004 included the business acquisition that was completed at the beginning of the first quarter of fiscal 2005.

The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition taken place at the beginning of the three and six months ended December 31, 2003. The unaudited pro forma combined statement of operations for the three and six months ended December 31, 2003 combines the historical results for the Company for three and six months ended December 31, 2003 and the historical results for the new burn-in testing division for the period preceding the merger on July 1, 2004. The following amounts are in thousands, except per share amounts.

UNAUDITED PRO FORMA STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2003

	Historical
	Historical	Historical
	information of the	information of the	Proforma
	Company	acquired business	Adjustments			Proforma

Net sales	$5,056	$476	$—			$5,532

Net income	$218	$65	$(24)	(a	)	$259

Basic earnings per share	$0.07					$0.09
Diluted earnings per share	$0.07					$0.09

Basic weighted average common shares outstanding	2,933					2,933
Diluted weighted average common shares outstanding	2,985					2,985

UNAUDITED PRO FORMA STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2003

	Historical
	Historical	Historical
	information of the	information of the	Proforma
	Company	acquired business	Adjustments			Proforma

Net sales	$8,906	$952	$—			$9,858

Net (loss) income	$(47)	$131	$(48)	(a	)	$36

Basic (loss) earnings per share	$(0.02)					$0.01
Diluted (loss) earnings per share	$(0.02)					$0.01

Basic weighted average common shares outstanding	2,930					2,930
Diluted weighted average common shares outstanding	2,930					2,930

(a)	Net earnings was adjusted for pro forma purposes to recognize the effect of the amortization of the other intangible assets over its economic life of five years on a straight-line method, assuming that the acquisition took place from July 1, 2003.

8.	BUSINESS SEGMENTS

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

All inter-segment sales are sales from the Manufacturing Segment to the Testing and Distribution Segment. Total inter-segment sales were $37 and $34 for the six months ended December 31, 2004 and 2003, respectively, and $8 and $9 for the three months ended 2004 and 2003, respectively. Corporate assets mainly consist of cash and prepaid expenses. Corporate expenses mainly consist of salaries, insurance, professional expenses and directors’ fees.

The following segment information is unaudited and is in thousands:

Business Segment Information:

	Three Months		Operating		Depr.
	Ended	Net	Income		and	Capital
	Dec. 31,	Sales	(loss)	Assets	Amort.	Expenditures
Manufacturing	FY 2005	$2,425	$5	$2,138	$17	$32
	FY 2004	1,715	4	2,573	23	3

Testing Services	FY 2005	2,803	(77)	14,427	315	241
	FY 2004	2,349	132	14,169	242	114

Distribution	FY 2005	454	(94)	1,293	38	21
	FY 2004	992	76	460	31	70

Corporate and	FY 2005	—	8	228	—	—
unallocated	FY 2004	—	1	31	2	—

Total Company	FY 2005	$5,682	$(158)	$18,086	$370	$294
	FY 2004	$5,056	$213	$17,233	$298	$187

Business Segment Information:

	Six Months		Operating		Depr.
	Ended	Net	Income		and	Capital
	Dec. 31,	Sales	(loss)	Assets	Amort.	Expenditures
Manufacturing	FY 2005	$6,403	$97	$2,138	$35	$53
	FY 2004	2,621	(277)	2,573	45	58

Testing Services	FY 2005	5,697	29	14,427	596	1,600
	FY 2004	4,633	214	14,169	474	589

Distribution	FY 2005	1,433	(91)	1,293	75	188
	FY 2004	1,652	38	460	59	85

Corporate and	FY 2005	—	118	228	1	—
unallocated	FY 2004	—	(61)	31	4	—

Total Company	FY 2005	$13,533	$153	$18,086	$707	$1,841
	FY 2004	$8,906	$(86)	$17,233	$582	$732

Geographic Area Information:

							Elimin-
	Three Months						ations
	Ended	United					and	Total
	Dec. 31,	States	Europe	Singapore	Thailand	Malaysia	Other	Company
Net sales to	FY 2005	$538	500	3,001	492	1,159	(8)	5,682
customers	FY 2004	$1,453	250	2,650	601	111	(9)	5,056

Operating	FY 2005	$(58)	(52)	(36)	(6)	(14)	8	(158)
Income (loss)	FY 2004	$69	(14)	124	28	5	1	213

Property, plant	FY 2005	$7	394	3,538	886	1,631	(40)	6,416
and equipment	FY 2004	$74	437	3,683	1,029	337	(40)	5,520

Geographic Area Information:

							Elimin-
	Six Months						ations
	Ended	United					and	Total
	Dec. 31,	States	Europe	Singapore	Thailand	Malaysia	Other	Company
Net sales to	FY 2005	$1,207	954	6,083	1,145	4,181	(37)	13,533
customers	FY 2004	$2,537	590	4,497	1,150	166	(34)	8,906

Operating	FY 2005	$(98)	(76)	111	21	77	118	153
Income (loss)	FY 2004	$(80)	(36)	70	18	3	(61)	(86)

Property, plant	FY 2005	$7	394	3,538	886	1,631	(40)	6,416
and equipment	FY 2004	$74	437	3,683	1,029	337	(40)	5,520

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

     (i) Results of operations and business outlook

The following table sets forth our revenue components for the three and six months ended December 31, 2004 and 2003, respectively.

Revenue Components

	Six Months Ended		Three Months Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2004	2003	2004	2003
Net Sales:
Testing	42.08%	52.02%	49.31%	46.45%
Manufacturing	47.33	29.43	42.69	33.93
Distribution	10.59	18.55	8.00	19.62

Total	100.00%	100.00%	100.00%	100.00%

Geographically, we operate in the U.S., Singapore, Malaysia, Thailand and Ireland. Our customers are mainly concentrated in Southeast Asia and they are either semiconductor chip manufacturers or testing facilities that purchase our testing equipment.

Our Manufacturing segment replaced our core segment, the Testing segment, with the highest sales for the six months ended December 31, 2004. This increase in Manufacturing sales was primarily the result of a surge in burn-in systems and burn-in boards volume in Asia. In the Manufacturing segment, backlog in the Singapore operation remained high at approximately $1,700, an increase of 180% compared to the second quarter of fiscal year 2004. Currently, the business volume for the Singapore Manufacturing operation derives mainly from Asia, and will be focusing on back-end products, such as burn-in boards and systems, for the Asian region. The U.S. operation, however, will continue to listen to customer demand and market used and refurbished equipment, as it is more cost-effective for our customers than purchasing new equipment.

The Testing segment experienced a decline in sales as a percentage of the overall sales for the six months ended December 31, 2004 as compared to December 31, 2003 as a result of a variety of factors. The operation in Singapore incorporated a change in product mix during the six months ended December 31, 2004. The operation will provide more services for an increasingly popular new type of microprocessor chip. Once they have set up additional facilities for the burn-in services of the said microprocessor chip component, it will more than make up for the drop in demand for the burn-in services of another type of microprocessor chip. Since the beginning of the fiscal year, the burn-in services provided by the Testing operation in Malaysia contributed approximately $950 to the overall sales for Southeast Asia. In addition, the semiconductor market in Thailand experienced a decline, and burn-in services for Thailand dropped to $450, their lowest point in two and half years.

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

Total purchase price:
Cash	$823
Notes payable	395

$1,218

Allocated as follows:
Fixed assets
Plant and machinery	$711
Production equipment	13
Office equipment	5
Leasehold improvement	7

736
Intangible assets — customer relationship	482

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

As previously reported in the Form 10-K, the customer relationship intangible was $493. The difference of $11 ($493 versus the above $482) was related to equipment given by the Seller to the Malaysia Testing operation subsequent to the completion date on July 1, 2004.

The sales volume in the Distribution segment declined due to a drop in demand for low margin front-end products. The backlog for the Singapore Distribution operation remained constant at approximately $400. The operation is currently working on new products to expand into the Printed Circuit Board Assembly (PCBA) manufacturing industry, as well as semiconductors for microelectronics, which are mostly in Asian countries. Additionally, the operation is working with research bodies in Asia on certain types of film equipment. In the long run, the operation will likely expand its capabilities to media maker storage. With the appreciation of the European euro, the operation will be purchasing less from European countries so as to avoid incurring higher costs.

The Company’s key performance indicators are based on market demand. Sales activities such as bookings, queries on products and backlog also formed part of our performance indicators, as well as customers’ forecasts and the financial results of customers and competitors. According to the analysts participating in the ISS2005 press conference, semiconductor device sales growth will be flat in 2005 while chip equipment sales will go down to 15% from 10% in the U.S. Double digit growth should resume in 2006 at 14.6%. Another analyst, IC Insights, predicted that China will emerge as the world’s largest consumer of Integrated Circuits (IC) in 2005, surpassing Japan and North America and accounting for more than 20% of global IC consumption.

The Company believes the current market trend indicates that the semiconductor industry in Asia is still positive, though the demand for computer and consumer electronics in Q2 2005 slowed down slightly as compared to Q1 2005. Cost conscious consumer spending translates to more price pressure through the supply chain, which means efficiency and productivity are of utmost importance. Moreover, current equipment spending remains slow in the U.S. due to high oil prices and continued concern with the ongoing instability in the Middle East. Therefore, many U.S. semiconductor companies plan to postpone back-end purchases until inventories are reduced and the semiconductor industry improves.

There are several influencing factors which create uncertainties when forecasting performance, such as the ever-changing nature of technology; for instance, the specific requirements from the customer, decline in demand for certain types of burn-in devices or equipment, and other similar factors. One of these factors is the highly competitive nature of the semiconductor industry itself. Another is that the life-cycles of certain types of burn-in products are falling more quickly than expected. Operations are given a very short lead time to generate products, as orders are confirmed at the last minute, not to mention the complications of special requirements from customers. Customers continue to exert pressure to cut selling prices. As a result, the Company has taken action to help protect itself from these uncertainties by, among other things, upgrading and improving its burn-in technology so as to gain customers’ confidence and maintain market shares, as well as looking for alternatives for burn-in and exploring new markets, as we have with the Distribution segment. The Company continues to cut costs, especially material costs, and maintain a lean headcount. The various operations continue to stockpile in order to meet short notices.

     (ii) Financial information

During the six months ended December 31, 2004, total assets increased by $86 from $18,000 at June 30, 2004 to $18,086. The majority of the increase was in other receivables, inventory, property, plant and equipment and other intangible assets, but offset with a decrease in cash, short term deposits and accounts receivable of $231, $1,922 and $217, respectively.

Inventories increased by $410 from June 30, 2004 to $1,819 at December 31, 2004. This was mainly due to an increase in raw materials and works-in-progress after provision for stock obsolescence of $408 and $52, respectively, which was offset with a $50 decrease in finished goods. The increase in raw materials and works-in-progress in the Singapore Manufacturing operation was mainly to meet orders anticipated in the third and fourth quarters. On the other hand, the increase in finished goods in the Singapore Distribution operation mainly related to the deferred revenue of equipment, which will be explained at a later point.

Property, plant and equipment increased substantially by $1,214 from $5,202 at June 30, 2004 to $6,416 at December 31, 2004 mainly due to the acquisition of fixed assets by the Testing segment in Southeast Asia. During the six months ended December 31, 2004, the additions to property, plant and equipment totaled $1,841, of which $368 was paid as a deposit before June 30, 2004, but the renovation was completed and the equipment was received in the first quarter of fiscal 2005. $736 of the additions were due to acquisition of fixed assets located in the new burn-in operation in Malaysia and $385 related to the purchases of new plant and machinery in Malaysia to meet the new customer’s requirements. In addition, we combined two of the facilities in the Singapore Testing operation to improve cost effectiveness, and hence incurred $427 for renovation of facilities. Other fixed asset purchases included office equipment and machinery by the Singapore and Thailand operations.

The Company recognized $482 in other intangible assets for the customer relationship intangible and it will be amortized over five years. The amortized expenses incurred were $48 for the six months ended December 31, 2004. Consequently, the balance of the customer relationship intangible amounted to $434 at December 31, 2004.

Other receivables also increased by $344 from June 30, 2004 to $927 at December 31, 2004. This was mainly due to the increase in upfront payment of $398 for fixed assets; deposits of $78 placed for rental and utilities in the Malaysia operation; $119 advance payment to the suppliers on inventories; and tax recoverable of $68 for the tax period between 1999 and 2001 in Singapore. This was offset with $368 in upfront payments on fixed assets paid before June 30, 2004, although the renovation was completed and the equipment was received in the first half of 2005.

The significant drop in cash and short term deposits, which decreased by $2,153 from $7,006 at June 30, 2004 to $4,853 at December 31, 2004, was due to several reasons. The total acquisition costs of the burn-in operation in Malaysia, which amounted to $1,218, was fully paid by December 31, 2004 through internal funding. In addition, more plant and machinery, in the amount of $193, were purchased to meet our new customer’s requirements and $78 was placed with Seller’s landlord as a deposit for the rental of the factory previously used by the Seller in such burn-in operation. The existing Malaysia operation paid out dividends of $122 to its minority interest, which was declared out of reserves for the year ended June 30, 2004. The Singapore and Ireland operations paid taxes of $57 and $21 respectively during the six months ended December 31, 2004. The Company also made payments of $115 for the 2004 year-end audit during the six months ended December 31, 2004.

The decrease in accounts receivable from $3,695 at June 30, 2004 to $3,478 at December 31, 2004 was mainly attributable to the higher sales for the Manufacturing and Testing segments in Southeast Asia during the first half of fiscal 2005 as compared to the first half of 2004, combined with more efficient collections. Sales for these operations for the six months ended December 31, 2004 were $11,280, which increased by 107% as compared to the sales for the six months ended December 31, 2003. At the same time, the operations in Southeast Asia maintained their efficiency in collection. The collection period in Southeast Asia was shortened from 71 days at June 30, 2004 to 48 days at December 31, 2004.

Total liabilities as of December 31, 2004 were $6,601, reflecting a $265 decrease in total liabilities from $6,866 at June 30, 2004. Accounts payable at December 31, 2004 decreased by $1,140 since June 30, 2004 due mainly to fewer materials purchased in the Singapore Manufacturing operation as the inventories, which were previously stocked up, will be sufficient for usage in the next quarter. This offset the higher finished goods and raw materials of $385 purchased by the Singapore Distribution operation towards the end of the second quarter.

The decrease in accounts payable was offset by the increase in accrued expenses and lines of credit. Accrued expenses increased by $586 mainly attributable to the Singapore and Malaysia operations. In the Singapore operation, there was a higher provision for warranty of $75 due to higher equipment sales and commissions of $22 for a greater number of commissionable sales; higher accrued purchases of $130 due to the receipt of raw materials for work orders close to the quarter closing for which vendors have not yet billed; utilities of $64; final payment for fixed assets of $45 and higher sales tax of $48 at December 31, 2004. In the Malaysia operation, there was an increase in accrual of payroll for contract workers of $79, performance incentives of $33 for employees who previously worked for the Seller of the burn-in operation, and payroll related costs of $46. In addition, the Malaysia operation will incur higher audit fees of $15 for the SEC disclosure purposes and utilities costs of $21. The line of credit increased by $190 from $146 at June 30, 2004, mainly attributable to the drawdown of short-term loans in Singapore.

As of December 31, 2004, total liabilities (excluding minority interest) were 70% of total capital, compared with 76.1% at June 30, 2004. Total liabilities as a percentage of total capital was lower in fiscal 2005 mainly due to lower accounts payable as mentioned earlier.

Comparison of Second Quarter Ended December 31, 2004 (“2005”) and December 31, 2003 (“2004”)

The following table sets forth certain consolidated statements of income data as a percentage of net sales for the second quarters in fiscal years 2005 and 2004, respectively:

	Q2 2005	Q2 2004
Net Sales	100.0%	100.0%
Cost of Sales	76.9%	71.9%

Gross Margin	23.1%	28.1%
Operating Expenses
General and administrative	20.6%	19.2%
Selling	5.0%	4.2%
Research and development	0.4%	0.5%
Total Operating Expenses	25.9%	23.9%

Income from operations	-2.8%	4.2%

Overall Net Sales and Gross Margin

Overall, sales for the Company increased by $626 from $5,056 in Q2 2004 to $5,682 in Q2 2005, a 12.4% rise. The majority of this boost in sales was in the Manufacturing segment, which experienced a surge in sales volume for burn-in systems and burn-in boards, with a smaller contribution from the Testing segment. The overall gross margin declined by 5% from Q2 2004 mostly due to a change in product mix in the Manufacturing and Testing segments, where sales volume of lower margin products increased. This will be elaborated upon in the next few sections.

Manufacturing Segment

The revenue and gross margin for the Manufacturing Segment for the second quarters of 2005 and 2004 were as follows:

(In Thousands, unaudited)	Q2 2005	Q2 2004
Revenue	$2,425	$1,715
Gross margin	19.0%	23.5%

The improvement in sales of $710 for the Manufacturing segment was primarily due to an increase in sales of burn-in boards of $696 in Q2 2005 with a 165% increase in quantity sold and a 101.9% increase in average unit selling price, and burn-in systems, which experienced a sales increase of $395, a 75% increase in quantity sold with a 4.1% decrease in average unit selling price. Some of our customers, who are electronic device manufacturers, augmented their capital equipment in order to meet greater production capacity, thus accounting for our increased sales. Sales of burn-in boards also rose due to the increased demand for electronic components, primarily from customers in Asia.

However, the increase in burn-in board and burn-in systems sales was offset by lower sales of Artic Temperature Controlled Chucks and Wet Process Stations. Artic Temperature Controlled Chucks sales fell $88, a 100% drop in both quantities sold and selling price, as a result of low spending for capital equipment in the U.S. We believe the lower spending was due to higher oil prices and concern over the ongoing instability in the Middle East. Added to that was an oversupply of inventories which also forced semiconductor companies to push back certain purchases of capital equipment. Sales of Wet Process Stations fell by $545, also a 100% decrease in both quantities sold and selling price. Although there was an order for this particular equipment from a research institution in Q2 2005, the actual sales will not be completed until next quarter. The semiconductor market in the U.S. remained stagnant; hence we refocused on the Asian market.

The gross margin declined by 4.5%, as the majority of the sales was derived from burn-in boards. Despite doubling the average unit selling price of burn-in boards, the margin for this product remained weak and was unable to make a significant impact on the overall margin. In addition, the Company shifted focus from the weak market in the U.S. to the stronger market in Asia. Therefore, no Wet Process Station was sold in Q2 2005 as the transition was made, thereby foregoing its margin.

Testing Segment

The revenue and gross margin for the Testing Segment for the second quarters of 2005 and 2004 were as follows:

(In Thousands, unaudited)	Q2 2005	Q2 2004
Revenue	$2,803	$2,349
Gross margin	28.4%	32.5%

The increase in sales of $454 in the Testing Segment, a 19.3% rise, derived mainly from the newly acquired burn-in operation in Malaysia. The Testing operation in Malaysia attributed approximately $450 of sales to burn-in services, as the existing operation was of a small scale last year and generated no sales for Q2 2004. The increase in burn-in services for an increasingly popular new type of microprocessor chip in the Singapore Testing operation also contributed to the sales; however, this was offset by a drop in demand for services of another type of microprocessor chip. As a result, the net increase in sales for the Singapore Testing operation was approximately $46 from Q2 2004.

The gross margin for the Testing segment dropped 4.1% from 32.5% in Q2 2004 to 28.4% in Q2 2005. Despite the increase in burn-in services for the new type of microprocessor chip in the Singapore Testing operation, the average unit selling price dropped due to customers’ changing requirements. In addition, a 5% lower margin was generated in the new Malaysian Testing operation as the operation had already geared up its headcount for a new project, which did not come in as expected in Q2 2005. The utilities cost in the Testing segment, as a percentage of sales, increased from 20% in Q2 2004 to 21.6% in Q2 2005, primarily due to the Singapore Testing operation which required higher utilities consumption for the new type of burn-in device and higher administrative charges by an outside vendor.

Distribution Segment

The revenue and gross margin for the Distribution Segment for the second quarters of 2005 and 2004 were as follows:

(In Thousands, unaudited)	Q2 2005	Q2 2004
Revenue	$454	$992
Gross margin	20.2%	24.0%

Sales in the Distribution segment declined by 54.2% in Q2 2005, a drop of $538 when compared to Q2 2004. This decline was mainly the result of a decrease in sales of low margin front-end products due to declining customer demand for these products. Sales of these products dropped $282 compared to Q2 2004, with a 22.5% drop in quantities sold and a 31.2% decrease in average unit selling price. According to the president of Advanced Forecasting, wafer shipments will continue to decline in 2005. Additionally, sales of Vibration equipment and Reflow ovens also dropped in Q2 2005. Sales decreased $142 in spite of a 100% increase in quantities sold and a 71% decrease in selling price. Customers were hesitant to make large purchases of high-end products like Vibration products and therefore orders were infrequent, though the operation continues to liaise with customers on their requirements and future sales are hopeful. In addition, the recognition of revenue of a Reflow oven worth approximately $250 was deferred to the third quarter in the Singapore Distribution operation, as the delivery of said oven in the second quarter did not meet the revenue recognition policy. Nonetheless, based on the number of bookings on Test chambers and the interest in Vibration products, there was a steady demand from the PCBA manufacturing industry for these types of equipment.

Gross margin for the Distribution segment decreased by 3.8% from Q2 2004 to Q2 2005. The cause of the decrease was mainly due to the sales of Test Chambers, which have a much lower margin than the Vibration equipment sold in Q2 2004, and the deferred revenue as mentioned earlier. The average unit selling price of Test Chambers fell by 71% as compared to Q2 2004. In addition, the Singapore Distribution operation was engaged as an agent to market personal electronic products, components for trading, and also delved into the knitting business. While the potential for this market was great, the margin was low and hence contributed to the decline in gross margin.

Sales by geographical area

Geographically, net sales into and within the United States in Q2 2005 decreased by 63% compared to Q2 2004. This occurred after the Manufacturing operation in San Jose relocated to Singapore as the Company focused more on capturing the promising Asian market instead. The decrease in sales from Universal Systems accounted for 64.1% of the total decline in sales within the U.S. Furthermore, sales of Artic Temperature Controlled Chucks in the U.S. declined due to an oversupply of inventories in the market and a decrease in equipment spending in this region. The drop in sales of low margin products of $282, mentioned earlier, also contributed to the decline of sales in the U.S. Net sales into and within Southeast Asia increased by 38.4% as compared to Q2 2004, mainly due to the higher demand for burn-in boards and burn-in systems in Malaysia, Singapore and China. In addition, the recovery of the consumer and electronic markets in the Asian region boosted the sales of the Testing and Manufacturing operations in this area. Sales generated from the new testing operation in Malaysia contributed to the increase as well. Net sales into and within Ireland and other countries doubled compared to Q2 2004. The reason for this rise was the increase in programming services in the Ireland operation. In addition, there were higher sales into other countries, derived mainly from the Singapore Distribution operation, which sold more equipment and peripherals to Japan, Taiwan and India.

Operating Expenses

The Company’s operating expenses for the second quarters of 2005 and 2004 were as follow:

(In Thousands, unaudited)	Q2 2005	Q2 2004
General and administrative	$1,168	$970
Selling	$281	$212
Research and development	$23	$27

	$1,472	$1,209

As a percentage of sales, operating expenses increased by 2% from 23.9% in Q2 2004 to 25.9% in Q2 2005. This was due mainly to the increase in general and administrative expenses incurred in the Testing segment in Southeast Asia. As a percentage of sales, general and administrative expenses increased by 1.4% from 19.2% in Q2 2004 to 20.6% in Q2 2005, which was a result of an increase in these expenses at all the operations.

General and administrative expenses rose $198 compared to this same period last year for a number of reasons. Salaries increased $88 in Southeast Asia due to the newly opened test center in Malaysia and increased headcount in the Singapore cost center to support the operations in Southeast Asia. There was an increase in professional fees of $29 in Southeast Asia for expenses such as the ISO audit and the outsourcing of payroll and bookkeeping services. A higher provision for doubtful debts of $29 was accrued in Q2 2005 in Southeast Asia, whereas doubtful debts of $14 were recovered in Q2 2004. Similarly, there was a reversal of bonuses in Q2 2004 while no such reversal occurred in Q2 2005. Amortization costs of $23 for customer relation intangibles were derived from the new operation in Malaysia, as well as higher operating expenses of $38 for such expenses as printing and stationery, insurance, upkeep of the office and non-capitalized assets. The Singapore operation was charged higher bank fees of $8 and incurred higher depreciation of $6. Miscellaneous costs rose $9. However, all this was offset by the savings from the relocation of the San Jose operation to Singapore, primarily from $15 in salaries, $13 in insurance and $14 in professional and audit fees. Added to that was a savings of $34 in Corporate officer bonuses due to unmet criteria this quarter.

As a percentage of sales, selling expenses increased slightly from 4.2% in 2004 to 5% in 2005, a difference of $69. The increase was mainly attributed to the Singapore operation where greater headcount in the Distribution segment generated an increase in salaries of $29, as well as a higher provision for warranty costs of $53 due to higher equipment sales. Traveling expenses increased by $6 as we set up the new operation in Malaysia, and miscellaneous expenses increased by $9. This overall increase was offset with the transfer of the San Jose facility to Singapore which resulted in a savings of $20 in salaries for sales personnel and $7 for rentals and utilities.

Research and development expensed diminished by $4 due to slower activities in the Manufacturing operation in the U.S.

Income (loss) from operations

The income (loss) from operations for the second quarters of 2005 and 2004 were as follow:

(In Thousands, unaudited)	Q2 2005	Q2 2004
Manufacturing Segment	$5	$4
Testing Segment	$(77)	$132
Distribution Segment	$(94)	$76
Corporate	$8	$1

	$(158)	$213

The Company incurred an operating loss of $158 in Q2 2005 compared to an operating profit of $213 in Q2 2004. The loss was primarily in the Testing and Distribution segments.

The Testing segment experienced a loss from operations of $77, down $209 from the Q2 2004 gain from operations of $132. Due to the lower margin generated by the operation as mentioned earlier, the Testing segment was not able to cover its fixed costs. $38 in fixed and semi-fixed operating expenses such as printing and stationery, insurance, upkeep of the office and non-capitalized assets were incurred in Q2 2005 in the Malaysian operation, as well as $77 in staff salaries. Although the customer paid promptly, there was a provision for doubtful debts of $29 in Q2 2005 from the Testing segment in the Southeast Asia operation, as we were in the process of synchronizing our billing function with the customer. The burn-in services for Thailand, as mentioned earlier, dropped to approximately $450, the lowest quarterly sales for the Testing segment in that region in two and half years. Hence sales for burn-in services were inadequate to cover the fixed and semi-fixed costs such as salaries, depreciation, insurance, and other similar expenses. As a result, the operating profit for the Thailand operation declined by $69 from an operating profit of $58 in Q2 2004.

The Distribution segment also experienced a loss from operations income, dropping $170 from an operating gain of $76 in Q2 2004 to an operating loss of $94 in Q2 2005. The main contributor to this decline in operating profit was the Singapore Distribution operation, which had a lower margin due to the 71% drop in average unit selling price of Test Chambers in Q2 2005, as mentioned earlier. In addition, the recognition of revenue of a Reflow oven was deferred to the third quarter in the Singapore Distribution operation, as the delivery of the said oven in the second quarter did not meet the revenue recognition policy, as previously mentioned. The drop in Singapore sales was unable to cover the fixed and semi-fixed costs such as salaries, rentals, depreciation, insurance, and other similar expenses, and salaries as a percentage of sales increased from 18.5% in Q2 2004 to 24.7% in Q2 2005. Salaries increased $29 due to the expansion of the Distribution operation in Singapore, but at the current level of sales as an agent, the margin was not sufficient to cover the increase in salaries and rental costs. The operation will continue to search for products with a higher margin.

The Manufacturing segment saw a slight increase in operating income, up $1 from 2004 to 2005. Though the sales increased by 41.4% from Q2 2004, the increase in income from operation was minimal due to the change in product mix mentioned earlier. Hence, the increase in sales from low-margin burn-in boards was not enough to significantly impact the margin. Also, a provision for warranty of $53 increased due to higher equipment sales in Q2 2005 compared to Q2 2004.

Corporate increased its income from operations from $1 in Q2 2004 to $8 in Q2 2005. The corporate office attempts to reimburse its operating expenses by imposing a fee on all subsidiaries on a fixed percentage of total revenue. The sudden surge in sales in the Singapore Manufacturing operation resulted in collected fees greater than Corporate’s operating expenses, despite a decrease in allocation charges of 30% to the subsidiaries.

Interest Expense

The interest expenses for the second quarters of 2005 and 2004 were as follow:

(In Thousands, unaudited)	Q2 2005	Q2 2004
Interest expense	$(57)	$(31)

Interest expenses increased $26 from $31 in Q2 2004 to $57 in Q2 2005, primarily due to higher usage of credit line facilities in the Singapore operation. Higher interest expenses of $32 were incurred, though this was offset with the decrease in lease financing interest of $6.

Other Income

Other income for the second quarters of 2005 and 2004 was as follow:

(In Thousands, unaudited)	Q2 2005	Q2 2004
Other income	$21	$58

Other income decreased by $37, from $58 in Q2 2005 to $21 in Q2 2004. There was an increase in unrealized loss of $49, mostly from the Thailand operation, due to the depreciation of the Thailand baht against the U.S. dollar. Also, the Company accumulated lower interest income of $6 from the Malaysian subsidiary, though the overall loss of other income was offset by an increase of $18 in rental income from the leasing out of factories in Ireland and Malaysia.

Income Tax

The Company was in a tax refundable position of $60 for the three months ended December 31, 2004, as compared to the income tax provision of $18 in the second quarter of 2005, which was due mainly to the recoverable tax of $68 for the tax period between 1999 and 2001 in Singapore. In contrast, there was a provision for tax of $16 from the Thailand operation in Q2 2004 due to the higher profit of $128 generated in the second quarter of fiscal 2004 as compared to $60 the second quarter of fiscal 2005.

Net (Loss)/ Income

As a result of all of the factors analyzed above, the net loss attributable to common shares for the quarter ended December 31, 2004 was approximately $100, which represented a decline of $318 in income from a net income of approximately $218 attributable to common shares for the quarter ended December 31, 2003. Consequently, basic earnings per share for the quarter ended December 31, 2004 decreased by $0.10 from earnings per share of $0.07 in 2004 to a loss of $0.03 per share in 2005.

Year to Date Comparison of the Six Months Ended December 31, 2004 (“2005”) to the Six Months Ended December 31, 2003 (“2004”)

The following table sets forth certain consolidated statement of income data as a percentage of net sales for the first half of fiscal years 2005 and 2004, respectively:

	YTD 2005	YTD 2004
Net Sales	100.0%	100.0%
Cost of Sales	76.2%	73.6%

Gross Margin	23.8%	26.4%

Operating Expenses
General and administrative	18.2%	21.9%
Selling	4.1%	4.7%
Research and development	0.4%	0.7%
Impairment Loss	0.0%	0.0%
(Gain) Loss on disposal of PP&E	0.0%	0.1%

Total Operating Expenses	22.7%	27.3%

Income from operations	1.1%	-0.9%

Overall Net Sales and Gross Margin

Overall sales for 2005 were $13,533, up $4,627 from $8,906 for 2004, an increase of 52.0%. The sales increase mainly resulted from the sudden surge in sales volume for burn-in systems and burn-in boards. In addition, the new testing operation in Malaysia contributed to the rise of sales in the Testing segment. The gross margin receded slightly by 2.6%, from 26.4% in 2004 to 23.8% in 2005 due mainly to the Manufacturing segment, where there was an increase in sales volume of lower margin burn-in boards. Also, there was a change in product mix, which will be further explained at a later point.

Manufacturing Segment

The revenue and gross margin for the Manufacturing segment for the first half of 2005 and 2004 were as follows:

(In Thousands, unaudited)	YTD 2005	YTD 2004
Revenue	$6,403	$2,621
Gross margin	17.1%	18.4%

The first half of fiscal year 2005 evidenced a conflicting trend in demand for computers and consumer electronic products in different regions. Sales improved in the Manufacturing segment by $3,782, or 144.3%, from 2004 to 2005. This increase was due in part to the increase in capital equipment spending by some of our electronic device manufacturing customers in Asia to meet their increased production capacity. The PC market is expanding in Asia with a high demand for electronic components, and the increase in burn-in board sales of $3,230 in 2005, with a 421.3% increase in quantity sold and a 104.3% increase in selling price, derived mainly from a new customer in Southeast Asia whom the operation there had pursued for some time. Sales of burn-in systems increased as well, with sales of $1,056, an increase in quantity sold of 213.9% with a 10.3% drop in selling price. HAST systems saw heightened sales of $76, a 20% increase in quantity sold and a 12.8% increase in selling price. This was offset, however, by lower sales of Artic Temperature Controlled Chucks due to decreased spending in the U.S. for capital equipment. Furthermore, the oversupply of inventories forced semiconductor companies to delay any plans for capital equipment purchases. Artic Temperature Controlled Chucks experienced a drop in sales of $119, with a 100% drop in quantity sold and 66.1% increase in selling price. Sales of Wet Process Stations dropped $574, a 100% decline in both quantities sold and selling price, although there was an order from a research institution for this piece of equipment in Q2 2005. However, the actual sale will not come to fruition until at least next quarter.

Even though sales increased 144.3% in the Manufacturing department, the gross margin decreased slightly by 1.3% as compared to 2004. In spite of a doubling in sales of burn-in boards, the margin for this product remained weak and was unable to make a significant impact on the margin. Sales in the U.S. operation dropped significantly by 64.9% from $1,603 in 2004. Cost of sales, however, which included fixed and semi-fixed costs, did not decrease proportionately as the facility was already operating at a minimum cost. As a result, the margin in the operation fell correspondingly with its sales.

Testing Segment

The revenue and gross margin for the Testing segment for the first half of 2005 and 2004 were as follows:

(In Thousands, unaudited)	YTD 2005	YTD 2004
Revenue	$5,697	$4,633
Gross margin	31.9%	31.6%

In the first half of fiscal year 2005 revenue increased $1,064 from $4,633 in 2004 to $5,697, a 23.0% increase. The increased sales mainly derived from our newly acquired burn-in operation in Malaysia. The testing segment in Malaysia contributed approximately $950 to burn-in services revenue. In addition, the slow but steady increase in demand for burn-in services for an increasingly popular new type of microprocessor chip aided the sales by $192 compared to 2004. However, this was offset by the fall in demand for burn-in services for another type of microprocessor chip.

Despite the change in sales mix, the overall margin in the Testing segment remained comparable to 2004. Higher margin derived from the burn-in services for the new type of microprocessor chip was able to make up for the loss of margin from the fall in burn-in services for another type of microprocessor chip. In addition, the utility costs as a percentage of sales remained constant at 15.2%, as in 2004; hence there was very little fluctuation in the gross margin.

Distribution Segment

The revenue and gross margin for the Distribution segment for the first half of 2005 and 2004 were as follows:

(In Thousands, unaudited)	YTD 2005	YTD 2004
Revenue	$1,433	$1,652
Gross margin	20.1%	20.0%

Revenue in the Distribution segment fell $219 in the first half of 2005, down to $1,433 from $1,652 in 2004, a 13.3% difference. We believe that the lagging sales in the Distribution segment were affected by the declining customer demand for low margin front-end products. Net sales of these products dropped $325 compared to 2004, a 21.7% dip in quantity sold, and a 15% drop in average unit selling price. According to the president of Advanced Forecasting, demand for wafer shipments will continue to decline in 2005. Net sales of parts and services also dropped in 2005 by $51. In addition, the recognition of revenue of a Reflow oven worth approximately $250 was deferred to the third quarter in the Singapore Distribution operation, as the delivery of said oven in the second quarter did not meet the revenue recognition policy. Slightly offsetting this overall drop in net sales was an increase in sales of Vibration equipment, chambers, and other equipment, such as wafer fabricators, due to the recovery of the semiconductor industry and electronics market in Asia. There was continued demand from the PCBA manufacturing industry based on the increased number of sales bookings on Vibration equipment as well as Test Chambers. The sales team placed greater focus on meeting the stringent requirements of our customers.

Gross margin went virtually unaffected from the first half of 2004 to the first half of 2005, in spite of a change in product mix. Though there was a significant drop in sales of low margin products and spare parts, it did not have significant impact on the overall margin. Higher margin derived mainly from Vibration and Wafer Fabrication equipment due to our ability to meet the stringent demands of our customers was enough to offset the drop in margin for low-margin products.

Sales by geographical area

Net sales into and within the United States region decreased by half compared to 2004, which occurred after the operation in San Jose relocated to Singapore as the Company shifted its focus to capturing the Asian market instead. The loss of sales from Universal Systems contributed to at least 65% of the total decline in sales in the U.S. Sales of Artic Temperature Controlled Chucks in the U.S. operation declined due to the oversupply of inventories and the decrease in equipment spending budgets in the U.S. The slide in sales of low margin products of $325 mentioned earlier was another contributing factor to the overall drop in U.S. sales.

Net sales into and within the Southeast Asia region increased by 96.3% due to the high demand for burn-in systems in Singapore and China. In addition, the recovery of the consumer and electronic markets in Asia boosted the sales for the Testing, Manufacturing and Distribution operations in this area. Sales generated from the new testing operation in Malaysia and sales of burn-in boards to a new, highly pursued customer also contributed to this increase in the Southeast Asia region.

Net sales into and within Ireland and other countries doubled compared to the first half of 2004. This was due to the increase in programming services in the Ireland operation and the increase in sales into other countries derived from the Singapore Distribution operation. Singapore Distribution sold more equipment and peripherals to Japan, Taiwan and India due to the recovery of the consumer and electronic markets in the Asian region.

Operating Expenses

The Company’s overall operating expenses for the first half of 2005 and 2004 were as follows:

(In Thousands, unaudited)	YTD 2005	YTD 2004
General and administrative	$2,463	$1,953
Selling	$550	$417
Research and development	$56	$59
Impairment loss	$1	$—
Loss on disposal of PP&E	$—	$4

	$3,070	$2,433

As a percentage of sales, operating expenses decreased by 4.7% from 27.3% in the first half of fiscal year 2004 to 22.7% in the first half of 2005. The decrease in operating expenses was due mainly to a decrease in general and administrative expenses of 3.7% from 2004 to 2005.

As a percentage of sales, general and administrative expenses decreased by 3.7% from 21.9% in 2004 to 18.2% in 2005, attributable primarily to the sudden surge in sales of burn-in boards and burn-in systems in the Manufacturing segment. Operating expenses in this segment did not increase correspondingly. On the other hand, general and administrative expenses increased in terms of dollar value by $510, from $1,953 in the first half of 2004 to $2,463 in the first half of 2005. Salaries increased $88 in Southeast Asia to support the new testing operation in Malaysia and to compensate the higher headcount in the Singapore cost center which supports the operations in Southeast Asia. An increase in professional fees such as the ISO audit and the outsourcing of payroll and bookkeeping services contributed another $29 to the increase in expenses. $50 was spent to engage a consultant to assist with SOX 404 requirements, and higher audit fees of $15 were incurred for the audit of the newly acquired testing operation for SEC disclosure purposes. A higher provision for doubtful debts of $29 was allotted in the second quarter of 2005 from the Testing operation in Southeast Asia as we were in the process of synchronizing our billing function with the customer. An increase of $46 in amortization costs was incurred for customer relation intangibles which derived from the new operation in Malaysia, and a reversal of $30 in bonuses in the U.S. operation occurred in Q2 2004 whereas no such reversal took place in Q2 2005. Along those same lines, a provision for bonuses of $76 took place in 2005 due to better performance in the Singapore Testing and Manufacturing operations. Similarly, there was a reversal of $32 for provision of productivity funds in 2004 due to the cancellation of the Company’s annual dinner, whereas a provision of $68 was made in 2005. Higher operating expenses of $76 were incurred in the Malaysia operation for expenses such as printing and stationery, insurance, upkeep of the office and non-capitalized assets. An increase of $15 for legal matters relating to the newly acquired business took place in the first half of 2005, and there was more traveling by corporate officers in 2005 which resulted in an increase of $24 in travel and entertainment expenses. The Singapore and Malaysia operations required a renovation of facilities to cater to the burn-in services of new devices, thus higher depreciation costs of $14 were incurred. Higher bank fees of $8 were charged to the Singapore operation for the renewal of a guarantee, and there was an increase in miscellaneous costs of $26 in 2005. The increase in operating expenses was offset with the savings incurred when the operation in San Jose moved to Singapore and the Company saved $30 in salaries, $46 in insurance and $14 in audit fees. Also, Corporate officers’ bonuses were reduced by $25 in 2005 due to lagging performance.

As a percentage of sales, selling expenses decreased from 4.7% in 2004 to 4.1% in 2005. Again, this was attributable to the sudden surge in the Manufacturing segment’s sales while selling expenses did not increase accordingly. However, in terms of dollar value, selling expenses increased by $133, from $417 in the first half of 2004 to $550 in the first half of 2005 as a result of several factors. Salaries increased by $51 in 2004 due to an increase in headcount for the expansion of the Distribution operation in Singapore. Higher equipment sales in 2005 resulted in an increase in provision for warranty of $80 and commissions of $40. Greater participation in trade shows and conferences in order to market our products increased costs by $13. Traveling expenses also increased by $15 as Singapore personnel traveled to Malaysia to set up the new testing operation there. Miscellaneous costs increased $3. The increase in selling expenses was offset with the savings we managed from relocating the San Jose operation to Singapore, resulting in savings of $50 in sales personnel salaries and $19 in rental and utilities.

Research and development expenses remained relatively flat.

Income (loss) from operations

The income (loss) from operations for the first half of 2005 and 2004 were as follows:

(In Thousands, unaudited)	YTD 2005	YTD 2004
Manufacturing Segment	$97	$(277)
Testing Segment	$29	$214
Distribution Segment	$(91)	$38
Corporate	$118	$(61)

	$153	$(86)

The Company turned an operating loss of $86 in the first half of 2004 to an operating profit of $153 in the first half of 2005. The Manufacturing and Corporate segments, which showed the greatest profits, were mostly responsible for this turnaround and managed to offset the poor results from the Testing and Distribution segments, which will be explained later.

The Manufacturing segment managed an operating gain of $97 in the first half of 2005, up $374 from an operating loss of $277 in 2004. The surge in sales and the improvement of approximately $600 in gross profit as compared to 2004 boosted the results for the Manufacturing segment significantly. After relocating Universal Systems from San Jose to Singapore, certain fixed costs that were incurred in 2004 did not recur in 2005, resulting in savings of $125 in salaries, $63 in rental, utilities, and insurance costs, $6 in commissions and $14 in professional and audit fees. The operation is currently being managed by the existing Singapore Distribution personnel. General and administrative expenses as a percentage of sales in the Manufacturing segment dropped from 16.7% in 2004 to 8.2% in 2005, while selling expenses as a percentage of sales dropped from 7% to 2.4%, mainly due to the significant upsurge in sales of 144.3% from 2004 to 2005. The Singapore Manufacturing operation managed the sales increase with its existing office headcount and outsourced some of the projects so as to maintain a lean workforce. With this strategy, the operation was able to operate with lower overhead.

Corporate also contributed to the improvement in operating income by bringing in an operating income of $118 in 2005, up $179 from an operating loss of $61 in 2004. The corporate office reimbursed its operating expenses by imposing a fee to all subsidiaries based on a fixed percentage of total revenue. The upswing in sales in the Singapore Manufacturing operation resulted in collected fees greater than Corporate’s operating expenses despite a decrease in allocation charges of 30% to subsidiaries. Also helping was the reduction of $25 in corporate officers’ bonuses in 2005, since they did not meet the bonus criteria.

Offsetting the profits shown by these divisions was the deterioration in results in the Testing and Distribution segments. The Testing segment went from an operating income of $214 in 2005 and dropped $185 to an operating income of only $29 in 2005. Due to the lower margin generated by the Malaysian operation as mentioned earlier, the sales volume in that operation was insufficient to cover its fixed and semi-fixed costs. These fixed and semi-fixed costs for operating expenses in the Malaysian operation included $76 in printing and stationery, insurance, and upkeep of office and non-capitalized assets, and $154 in staff salaries. Although the customer ended up paying promptly, there was a provision of doubtful debts in 2005 of $29 in the Testing operation in Southeast Asia, as we were in the process of synchronizing the billing function with the customer. As mentioned earlier, burn-in services for Thailand dropped by $83 from $1,120 in 2004 to $1,037 in 2005 as the semiconductor market in Thailand weakened. Hence, the sales were unable to cover the fixed and semi-fixed costs such as salaries, depreciation, insurance, and other similar expenses, and as a result the operating profit of the Thailand operation declined by $68 from $128 in 2004. The initial setup of the new operation in Malaysia required costs such as legal fees of $15 incurred for acquisition and statutory fees of $15 for the disclosure to meet SEC requirements. For the same reason, more traveling took place by Singapore personnel to set up the new testing operation.

The Distribution segment experienced a decline of $129 in income from operations, going from an income of $38 in 2004 to a loss of $91 in 2005. This deterioration in operating profit mainly came from the Singapore operation, where lower margin in 2005 was the result of a change in product mix and dropped the gross profit by $42 from $330 in 2004 to $288 in 2005. In addition, the recognition of revenue of a Reflow oven was deferred to the third quarter in the Singapore Distribution operation, as the delivery of said oven in the second quarter did not meet the revenue recognition policy, as mentioned earlier. This drop in sales meant that Singapore Distribution was unable to cover its fixed and semi-fixed costs such as salaries, rental, depreciation, insurance, and other similar expenses, and selling expenses as a percentage of sales increased from 11.8% in 2004 to 19.5% in 2005. In fact, salaries increased by $51 due to the expansion of the Distribution operation in Singapore. However, at the current level of new sales generated from operating as an agent, the margin was not sufficient enough to cover the salaries and rental costs of expansion. The operation will continue to search for products with a higher margin. In addition, commissions increased by $35 from 2004 to 2005 due to an increase in sales of commissionable equipment.

Interest Expense

The interest expenses for the first half of 2005 and 2004 were as follows:

(In Thousands, unaudited)	YTD 2005	YTD 2004
Interest expense	$(92)	$(66)

Interest expenses increased by $26 during the first six months of 2004 compared to the same period in 2005, mainly due to higher usage of credit line facilities by the Singapore operation. This incurred higher interest expenses of $41, which was offset with the decrease in lease financing interest of $15.

Other Income

Other income for the first half of 2005 and 2004 were as follows:

(In Thousands, unaudited)	YTD 2005	YTD 2004
Other income	$106	$196

Other income decreased $90 from $196 in the first half of 2004 to $106 in 2005. Contributing to this difference was a gain on marketable securities of $114 after the Malaysia subsidiary disposed of all investments and subsequently exited the market in 2004, while no such transaction occurred in 2005. Additionally, interest income decreased by $6 in the Malaysia subsidiary and dividend income dropped $5. This was, however, offset with an increase in rental income of $32 for the leasing out of factory space in Ireland and Malaysia and of $3 in miscellaneous income.

Income Tax

Current income tax expense for the first half of 2005 was approximately $51, an increase of $18, compared to the income tax provision of $33 in the first half of 2004. This resulted from higher taxable profits of $95 generated from Singapore in the first half of 2005, which was offset with the recoverable tax of $68 in the same period in Singapore and the lower taxable profits of $7 from Thailand. Because of the different income tax jurisdictions, the taxable income generated in foreign countries will not offset the net loss generated in the U.S. Therefore, we generally incur certain income tax expenses in any fiscal year.

Net Income

As a result of all of the factors analyzed above, the net income attributable to common shares for the first half of 2005 was approximately $137, which represented an upswing of $184 in net income from a net loss of approximately $47 attributable to common shares for the first half of 2004. Consequently, basic earnings per share for 2005 increased by $0.07 to $0.05 per share in 2005, from a loss of $0.02 per share in 2004. Diluted income per share for 2005 was $0.05 per share, representing an increase of $0.07 per share from a loss of $0.02 per share in 2004.

Liquidity and Capital Resources

Though the working capital (defined as current assets minus current liabilities) of $6,130 as of December 31, 2004 represents a decrease of $1,239, or 16.8%, compared to working capital of $7,369 as of June 30, 2004, we still believe our financial condition remains strong. The current ratio (defined as current assets divided by current liabilities) was 2.20 as of December 31, 2004 compared to 2.36 as of June 30, 2004. We believe that the Company has the ability to maintain positive working capital and strong liquidity in the near future.

Management believes the Company has the economic wherewithal to satisfy any short-term funding for several reasons. Our current ratio remains positive at 2.20 as of December 31, 2004. Currently, the Singapore operations are financed using short-term loans and lines of credit, which are sufficient to meet their needs. Furthermore, the manufacturing operation in San Jose, California, which consistently showed a loss, was moved to Singapore and is being operated by the existing Singapore Distribution personnel. We anticipate that the relocation will ease the need for working capital used to finance that operation.

The burn-in testing operation in Malaysia made several major payments during the six months ended December 31, 2004, such as the second and final payment of the acquisition; renovation of its office; deposit placement with its landlord to use its facilities; and purchases of equipment to meet the new customer’s requirements. We anticipate that the short-term funding required in the near future will be for the purchase of other equipment for new products and renovation of approximately $137 and $268, respectively, both of which 30% was already paid as upfront payment. In addition, our working capital was tied up due to credit terms extended to a new customer which were longer than the credit terms extended to us from our supplier. Conversely, the Singapore Testing operation required funds of $451 to set up additional facilities for the burn-in services of an increasingly popular new type of microprocessor chip. We are able to finance this capital expenditure with our existing term loan, which has yet to be utilized.

The Company’s credit rating provides ready and ample access to funds in global capital markets. At December 31, 2004, the Company had available short-term lines of credit totaling $5,172 of which $4,836 was unused. The unused portion included a line of credit of $611 in the Singapore operation which expired in October 2004. The Company anticipates that it will renew its line of credit at a later date, but there is no assurance that the Company will do so, or will be able to do so on terms satisfactory to the Company, or on terms at least as favorable as those of the expired line of credit. However, the line of credit of $611 will be extended until the renewal of facilities is finalized.

Entity with Facility	Type of	Interest	Credit	Unused
Trio-Tech Malaysia	Line of Credit	7.00%	$91	$91
Trio-Tech Bangkok	Line of Credit	6.75%	103	103
Trio-Tech Singapore	Line of Credit	4.25 to 6.0%	4,978	4,642

			$5,172	$4,836

The Company procured a long-term loan of $430 during the six months ended December 31, 2004 to consolidate facilities in the Singapore Testing operation in order to improve cost effectiveness. The Company also procured another loan of approximately $610 upon which the Company has yet to draw.

There were no other capital commitments except those that were disclosed as of December 31, 2004.

Net cash used in operating activities during the six months ended December 31, 2004 was $727, reflecting a decrease of $1,873, compared to net cash of $1,146 provided by operating activities during the six months ended December 31, 2003. Cashflow from operating activities decreased mainly due to an increase in accounts receivable, other receivables, inventories, and a decrease in accounts payable and accrued expenses which amounted to approximately $2,284. This was offset with a decrease in gain on disposal of marketable securities of $114 after the Malaysia subsidiary disposed of all investments and subsequently exited the market in 2004, together with other factors of $297, giving a net decrease of $1,873.

The increase in accounts receivable of $165 was mainly attributable to the higher sales for the Manufacturing and Testing segments in Southeast Asia during the first half of 2005 as compared to the first half of 2004. Sales for these operations for the six months ended December 31, 2004 were $11,280, which increased by 107% as compared to the sales for the six months ended December 31, 2003. At the same time, the operations in Southeast Asia maintained their efficiency in collection. Hence, the accounts receivable turnover index (defined as net sales divided by average ending accounts receivable less bad debt allowance) increased from 5.14 times at December 31, 2003 to 7.55 times at December 31, 2004.

Other receivables increased by $821 at December 31, 2004 due to the increase in upfront payment of $30 for fixed assets; deposits of $78 placed for rental and utilities in the Malaysia operation; advance payment of $119 to the suppliers on inventories; tax recoverable of $68 in Singapore; capitalization of property, plant and equipment and deposit for investment in Malaysia, in the amount of $460 paid in 2004.

Inventory increased by $384 at December 31, 2004 as compared to December 31, 2003, as the Singapore Distribution and Manufacturing operations stocked up inventories to meet orders anticipated in the third and fourth quarters. The inventory turnover index (defined as cost of sales divided by average ending inventory) increased from 12.35 times at December 31, 2003 to 12.78 times at December 31, 2004.

Accounts payable and accrued expenses as of December 31, 2004 decreased by $914 over December 31, 2003 mainly due to fewer materials of $1,640 purchased in the Singapore Manufacturing operation due to increased inventories. This offset the higher finished goods and raw materials of $385 purchased by the Singapore Distribution operation towards the end of the second quarter. The decrease in accounts payable was more than enough to offset the increase in accrued expenses. The factors that contributed to the increase in accrued expenses were mentioned earlier.

We sold the investment in marketable securities during the first quarter of fiscal 2004 and realized a gain of $114 on disposal of the investment. There was no such gain in the first half of 2005 as we had exited the market in 2004.

Net cash provided by investing activities during the six months ended December 31, 2004 was $260, reflecting an increase of $769 compared to $509 used in investing activities during the six months ending December 31, 2003. The investment in short-term deposits as of December 31, 2004 decreased by $2,383 from December 31, 2003, as the short-term deposits were used for multiple purposes. The Company paid the audit and legal fees of $145 for the 2004 year-end audit; 2004 final dividends of $122 went to the minority interest in Malaysia; tax payments of $78 were paid during the six months ended December 31, 2004 in the Singapore and Ireland operations; and the acquisition of the new testing operation in Malaysia of $1,126 took place, which included the customer relationship intangibles of $482. Lastly, the short-term deposits were also used to reinvest in capital expenditure, with an increase of $99 during the period ended December 31, 2004.

The increase in capital expenditure of $99 during the six months ended December 31, 2004 was mainly due to the purchases of new plant and machinery in Malaysia to meet our new customer’s requirements. There was an acquisition of business in Malaysia which amounted to $1,218 at the beginning of fiscal 2005 and none in the same period last year. Out of the $1,218, $92 related to the deposit for the acquisition paid in 2004. In addition, we realized the investment in marketable securities with proceeds of $555 in the first quarter of fiscal 2004 and there were no proceeds on disposal of marketable securities during the six months ended December 31, 2004, as we had exited the market in 2004. The lower investments in short-term deposits and higher proceeds of $163 from sales of equipment during the six months ended December 31, 2004 offset the lower proceeds from disposal of marketable securities, the higher capital expenditure incurred and addition investment in Malaysia.

Net cash provided by financing activities during the six months ended December 31, 2004 was $175 compared to $137 used in financing activities at December 31, 2003. The difference of $312 was due to higher borrowings on lines of credit of $334 and lower payments of debts and capitalized leases of $534 during the six months ended December 31, 2004. These offset the lower proceeds of $556 from long-term loans, which were used to finance working capital as well as some of the capital expenditure in Singapore during the six months ended December 31, 2004.

Approximately $456 of cash deposits as of December 31, 2004 was held in the Company’s 55% owned Malaysian subsidiary. Of such amount, $184 was denominated in the currency of Malaysia, of which $140 is currently available for movement to overseas, as authorized by the Central Bank of Malaysia. There are additional amounts available for distribution as dividends (after making deductions for income tax) pursuant to Malaysian regulations.

Corporate Guarantee Arrangement

The Company provides a corporate guarantee to one of its subsidiaries in Southeast Asia of approximately $1,222 to secure a term loan from a bank to finance the operations of such subsidiary. With the strong financial position of the subsidiary company, the Company believes this corporate guarantee arrangement will have no material impact on its liquidity or capital resources.

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

In December 2004, the FASB announced that SFAS No. 123R (revised December 2004), “Share-Based Payment,” sets accounting requirements for “share-based” compensation to employees, including employee-stock-purchase-plans (ESPPs) and provides guidance on accounting for awards to non-employees. This Statement will require the Company to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. For public entities, this Statement is effective for the first interim period beginning after June 15, 2005. The Company will adopt this Statement in the second quarter of fiscal 2005 and is evaluating this pronouncement’s effect on the Company’s financial position and net income.

In November 2004, the FASB issued Statement of Accounting Standards No. 151, “Inventory Costs, A Amendment of ARB No. 43, Chapter 4” (SFAS No. 151). SFAS No. 151 eliminates the “so abnormal” criterion in ARB No. 43 “Inventory Pricing.” SFAS No. 151 no longer permits a company to capitalize inventory costs on their balances sheets when the production defect rate varies significantly from the expected rate. SFAS No. 151 reduces the differences between U.S. and international accounting standards. SFAS No. 151 is effective for inventory cost incurred during annual periods beginning after June 15, 2005. The Company does not believe that this pronouncement will have a material effect on the Company’s financial position and net income.

In December 2004, the FASB issued FASB Staff Position No. FAS109-1 (FSP FAS 109-1), “Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” FSP FAS 109-1 clarifies that the deduction will be treated as a “special deduction” as described in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” As such, the special deduction has no effect on deferred tax assets and liabilities existing at the date of enactment. The impact of the deduction will be reported in the period in which the deduction is claimed. We are currently assessing the financial impact of FSP FAS 109-1 on our consolidated financial statements.

In December 2004, the FASB issued the Statement of Financial Account Standards No. 151, “Exchange of Nonmonetary Assets, An Amendment of APB Opinion No. 29” (SFAS No. 153). SFAS No 153 addresses the measurement of exchanges of nonmonetary assets. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date this Statement is issued. The provisions of this Statement shall be applied prospectively. We are currently assessing the financial impact of SFAS No. 153 on our consolidated financial statements.

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

Other intangible assets represent the allocation of the purchase price over the fair market value of any non-tangible asset other than the goodwill. The Company recognized $482 as the customer relationship intangible and amortized on a straight-line basis for five years over the expected period to be benefited.

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

The interest on our loans, capitalized leases and lines of credit range from 4.19% to 7.25% per annum. As of December 31, 2004, the outstanding aggregate principal balance on these loans was approximately $1,926. These interest rates are subject to change and we cannot predict an increase or decrease in rates, if any.

Foreign Currency Exchange Rate Risk. Although the majority of our sales, cost of manufacturing and marketing are transacted in U.S. dollars, significant portions of our revenues are denominated in Singapore and Euro dollars, Malaysian ringgit, Thai Baht and other currencies. Consequently, a portion of our costs, revenues and operating margins may be affected by fluctuations in exchange rates, primarily between the U.S. dollar and such foreign currencies. We are also affected by fluctuations in exchange rates if there is a mismatch between our foreign currency denominated assets and liabilities. Foreign currency translation adjustments resulted in an increase of $278 and $223 to shareholders’ equity for the six months ended December 31, 2004 and 2003, respectively.

We try to reduce our risk of foreign currency fluctuations by purchasing certain equipment and supplies in U.S. dollars and seeking payment, when possible, in U.S. dollars. However, we may not be successful in our attempts to mitigate our exposure to exchange rate fluctuations. Those fluctuations could have a material adverse effect on the Company’s financial results.

ITEM 4. CONTROLS AND PROCEDURES

     An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2004, the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective. During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

     Not applicable

Item 4. Submission of Matters to Vote of Security Holders

An annual meeting of shareholders was held December 6, 2004. The only matter voted on at the annual meeting was the election of Directors. Proxies for the annual meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to management’s nominees for Directors as listed in the Proxy Statement. All of such nominees were elected. The number of votes for each of such nominees was as follows (there being no abstentions or votes withheld):

Director	For	Against	Abstain	No Vote	Total
Jason Adelman	2,687,786	51,362		225,394	2,964,542
Richard Horowitz	2,737,486	1,662		225,394	2,964,542
Yong Siew Wai	2,737,486	1,662		225,394	2,964,542
A. Charles Wilson	2,735,886	3,262		225,394	2,964,542

Item 5. Other Information

     Not applicable

Item 6. Exhibits

31.1	Rule 13a-14(a) Certification of Principal Executive Officer of Registrant

31.2	Rule 13a-14(a) Certification of Principal Financial Officer of Registrant

32	Section 1350 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIO-TECH INTERNATIONAL

By: /s/ Victor H.M. Ting
VICTOR H.M. TING Vice President and Chief Financial Officer (Principal Financial Officer) Dated: February 4, 2005