Form 10-Q
period 2005-03-31
TRIO TECH INTERNATIONAL
filed 2005-05-13
CIK 732026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___ to ___

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed with the Commission by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days . Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Number of shares of common stock outstanding as of May 3, 2005 is 2,966,042.

TRIO-TECH INTERNATIONAL
INDEX TO CONSOLIDATED FINANCIAL INFORMATION, OTHER INFORMATION AND SIGNATURE

Page
Part I. Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets as of March 31, 2005 (Unaudited) and June 30, 2004	3
Consolidated Statements of Operations and Comprehensive Income (loss) for the Three and Nine Months Ended March 31, 2005 (Unaudited) and March 31, 2004 (Unaudited)	4
Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2005 (Unaudited) and March 31, 2004 (Unaudited)	5
Notes to Consolidated Financial Statements (Unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures about Market Risk	31
Item 4. Controls and Procedures	31

Part II. Other Information
Item 1. Legal Proceedings	32
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3. Defaults upon Senior Securities	32
Item 4. Submission of Matters to a Vote of Security Holders	32
Item 5. Other Information	32
Item 6. Exhibits	32
Signatures	33
EX-31.1
EX-31.2
EX-32

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (IN THOUSANDS EXCEPT NUMBER OF SHARES)

	Mar 31,	June 30,
	2005	2004
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$1,249	$1,357
Short-term deposits	3,343	5,649
Trade accounts receivable, less allowance for doubtful accounts of $188 and $165	3,871	3,695
Other receivables	131	105
Inventories, less provision for obsolete inventory of $398 and $445	1,380	1,409
Prepaid expenses and other current assets	150	98

Total current assets	10,124	12,313

PROPERTY, PLANT AND EQUIPMENT, Net	7,159	5,202
OTHER INTANGIBLE ASSETS, Net	411	—
OTHER ASSETS	442	485

TOTAL ASSETS	$18,136	$18,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Line of credit	$151	$146
Accounts payable	1,500	2,316
Accrued expenses	2,692	2,166
Income taxes payable	74	49
Current portion of notes payable	608	506
Current portion of capitalized leases	169	246

Total current liabilities	5,194	5,429

NOTES PAYABLE, net of current portion	702	583
CAPITALIZED LEASES, net of current portion	112	210
DEFERRED INCOME TAXES	684	644

TOTAL LIABILITIES	6,692	6,866

MINORITY INTEREST	2,042	2,110

SHAREHOLDERS’ EQUITY:
Common stock; no par value, 15,000,000 shares authorized; 2,966,042 shares issued and outstanding as at Mar. 31, 2005, and 2,964,542 shares issued and outstanding as at Jun. 30, 2004, respectively	9,532	9,527
Paid-in capital	284	284
Accumulated deficit	(360)	(519)
Accumulated other comprehensive loss-translation adjustments	(54)	(268)

Total shareholders’ equity	9,402	9,024

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$18,136	$18,000

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2005 AND MARCH 31, 2004 (UNAUDITED, IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

	Nine Months Ended		Three Months Ended
	Mar. 31,	Mar. 31,	Mar. 31,	Mar. 31,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
NET SALES
Product sales	$10,875	$7,071	$3,038	$2,798
Services	8,775	6,877	3,079	2,244

	19,650	13,948	6,117	5,042

COST OF SALES
Cost of goods sold	8,914	5,633	2,510	2,243
Cost of service rendered	6,044	4,769	2,138	1,600

	14,958	10,402	4,648	3,843

GROSS PROFIT	4,692	3,546	1,469	1,199
OPERATING EXPENSES:
General and administrative	3,613	2,915	1,150	962
Selling	889	552	339	135
Research and development	77	88	20	29
Gain on disposal of property, plant and equipment	—	(58)	—	(62)

Total	4,579	3,497	1,509	1,064

INCOME (LOSS) FROM OPERATIONS	113	49	(40)	135
OTHER INCOME (EXPENSE)
Interest expense	(137)	(95)	(45)	(29)
Other income	191	263	85	67

Total	54	168	40	38

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	167	217	0	173
INCOME TAX EXPENSES (BENEFIT)	25	40	(26)	7

INCOME BEFORE MINORITY INTEREST	142	177	26	166
MINORITY INTEREST	17	(56)	(4)	2

NET INCOME ATTRIBUTABLE TO COMMON SHARES	159	121	22	168

EARNINGS PER SHARE:
Basic	$0.05	$0.04	$0.01	$0.06

Diluted	$0.05	$0.04	$0.01	$0.06

WEIGHTED AVERAGE NUMBER OF COMMON AND POTENTIAL COMMON SHARES OUTSTANDING
Basic	2,966	2,931	2,966	2,933
Diluted	3,000	2,984	3,025	3,036

COMPREHENSIVE (LOSS) INCOME :
Net income	159	121	22	168
Unrealized loss on investment	—	(45)	—	—
Foreign currency translation adjustment	214	242	(64)	19

COMPREHENSIVE INCOME (LOSS)	$373	$318	$(42)	$187

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED MARCH 31, 2005 AND MARCH 31, 2004 (UNAUDITED, IN THOUSANDS)

	Nine Months Ended
	Mar 31,	Mar 31,
	2005	2004
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES :
Net income	$159	$121
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,095	885
Bad debt expense, net	23	1
Gain on sale of property and equipment	—	(58)
Gain on disposal of marketable securities	—	(114)
Deferred income taxes	40	27
Minority interest, net	(17)	56
Changes in operating assets and liabilities (excluding business acquisition):
Accounts receivable, net	(199)	(56)
Other receivables	(26)	(74)
Inventories	29	(38)
Prepaid expenses and other current assets	(52)	(25)
Accounts payable and accrued expenses	(290)	420
Income taxes payable	25	(43)
Other assets	(414)	—

Net cash provided by operating activities	373	1,102

CASH FLOWS FROM INVESTING ACTIVITIES :
Proceeds from maturing short-term deposits	3,532	574
Investments in short-term deposits	(1,226)	(1,654)
Capital expenditures	(1,691)	(761)
Purchase of marketable securities	—	(4)
Acquisition of business in Malaysia	(731)	8
Proceeds from disposal of marketable securities	—	555
Proceeds from sale of property and equipment	—	101

Net cash used in investing activities	(116)	(1,181)

CASH FLOWS FROM FINANCING ACTIVITIES :
Net payments and borrowings on lines of credit	—	(156)
Payment of bank guarantee note for acquisition	(395)	—
Principal payments of debt and capitalized leases	(637)	(1,217)
Proceeds from long-term debt	683	1,090
Dividends paid to minority interest	(54)	(63)
Cash received from stock options exercised	5	14

Net cash used in financing activities	(398)	(332)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	33	82

NET DECREASE IN CASH	(108)	(329)
CASH AND CASH EQUIVALENTS , BEGINNING OF YEAR	1,357	1,495

CASH AND CASH EQUIVALENTS , END OF YEAR	$1,249	$1,166

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$138	$93
Income taxes	$(14)	$83
NON-CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of property, plant and equipment under capital finance lease	$—	$95
Advances of property, plant and equipment paid in previous year	$365	$—
Deposit for the acquisition of business in Malaysia paid in advance	$92	$—
Bank guarantee note for acquisition	$395	$—

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AND NUMBER OF SHARES)

1.	ORGANIZATION AND BASIS OF PRESENTATION

Trio-Tech International (“the Company” or “TTI” hereafter) was incorporated in 1958 under the laws of the State of California. TTI provides third-party semiconductor testing and burn-in services primarily through its laboratories in Southeast Asia; in addition, TTI operates test facilities in the United States and Europe. The Company also designs, develops, manufactures and markets a broad range of equipment and systems used in the manufacturing and testing of semiconductor devices and electronic components. TTI conducts business in three industry segments: Testing Services, Manufacturing and Distribution. TTI has subsidiaries in the U.S., Singapore, Malaysia, Thailand, China and Ireland as follows:

	Ownership	Location
Express Test Corporation	100%	Van Nuys, California
Trio-Tech Reliability Services	100%	Van Nuys, California
KTS Incorporated, dba Universal Systems	100%	Van Nuys, California
European Electronic Test Centre	100%	Dublin, Ireland
Trio-Tech International Pte. Ltd.	100%	Singapore
Universal (Far East) Pte. Ltd.	100%	Singapore
Trio-Tech Thailand	100%	Bangkok, Thailand
Trio-Tech Bangkok	100%	Bangkok, Thailand
Trio-Tech Malaysia	55%	Penang and Selangor, Malaysia
Trio-Tech Kuala Lumpur – 100% owned by	55%	Selangor, Malaysia
Trio-Tech Malaysia
Prestal Enterprise Sdn. Bhd.	76%	Selangor, Malaysia
Trio-Tech (Suzhou) Co. Ltd.	100%	Suzhou, China

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. All significant inter-company accounts and transactions have been eliminated in consolidation. The unaudited consolidated financial statements are presented in U.S. dollars. Accordingly, the accompanying financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the nine months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report for the fiscal year ended June 30, 2004, as amended by Form 10-K/A filed October 29, 2004 and interim Form 10-Q’s.

Effective July 1, 2004, the Company changed its fiscal report period to end on the last day of the fiscal quarter. The quarter end dates for periods ending March 31, 2005 and March 31, 2004 were March 31, 2005 and March 26, 2004 respectively.

2.	INVENTORIES

Inventories consist of the following:

	Mar. 31,	June 30,
	2005 (Unaudited)	2004
Raw materials	$909	$652
Work in progress	498	700
Finished goods	371	502
Provision for obsolete inventory	(398)	(445)

	$1,380	$1,409

3.	STOCK OPTIONS

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

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provision of SFAS No. 123 to stock-based employee compensation.

	Nine Months Ended		Three Months Ended
	Mar. 31,	Mar. 31,	Mar. 31,	Mar. 31,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income : as reported	$159	$121	$22	$168

Add: stock based employee compensation included in reported income	—	—	—	—

Deduct: total stock based employee compensation expense determined under fair value method for all awards	(27)	(31)	(9)	(10)

Pro forma net income	$132	$90	$13	$158

Income per share — basic
As reported	$0.05	$0.04	$0.01	$0.06
Pro forma	$0.04	$0.03	$0.00	$0.05

Income per share — diluted
As reported	$0.05	$0.04	$0.01	$0.06
Pro forma	$0.04	$0.03	$0.00	$0.05

As required by SFAS No. 123, the Company provides the following disclosure of estimated values for these awards. The weighted-average grant-date fair value of options granted during the first three quarters of fiscal 2005 and the first three quarters of fiscal 2004 was estimated to be from $4.40 to $4.50 for fiscal 2005, and $2.66 for fiscal 2004.

The fair value of each option grant was estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for the first three quarters of fiscal 2005 and the first three quarters of fiscal 2004, respectively: risk free interest rates of 3.73% and 1.58% respectively, expected lives of 2 years for the first three quarters of fiscal 2005 and the first three quarters of fiscal 2004; volatility of 36.29% and 42.5% and no assumed dividends.

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

Stock options to purchase 334,000 shares at exercise prices ranging from $2.25 to $5.63 per share were outstanding as of March 31, 2005. The following options were excluded from the computation of diluted EPS because their effect would have been anti-dilutive.

Type	Shares	Exercise Price	Expiration
Options	4,500	$4.45	December 6, 2009
Options	35,500	$4.40	July 1, 2009
Options	5,000	$4.25	March 29, 2009
Options	20,000	$5.63	September 18, 2005
Options	32,000	$5.37	July 10, 2005

Stock options to purchase 378,500 shares at prices ranging from $2.25 to $6.00 per share were outstanding as of March 31, 2004. 101,000 options were excluded in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares and therefore were anti-dilutive.

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted EPS for the years presented herein:

	Nine Months Ended		Three Months Ended
	Mar. 31,	Mar. 31,	Mar. 31,	Mar. 31,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income used to compute basic and diluted earnings per share	$159	$121	$22	$168

Weighted average number of common shares outstanding — basic	2,966	2,931	2,966	2,933

Dilutive effect of stock options and warrants	34	53	59	103

Number of shares used to compute earnings per share – diluted	3,000	2,984	3,025	3,036

5.	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are customer obligations due under normal trade terms. We sell our products and services to manufacturers in the semiconductor industry. We perform continuing credit evaluations of our customers’ financial condition and although we generally do not require collateral, letters of credit may be required from our customers in certain circumstances.

Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. We include any accounts receivable balances that are determined to be uncollectible in our allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to us, we believe our allowance for doubtful accounts for the nine months ended March 31, 2005 and the twelve months ended June 30, 2004 are adequate. However, actual write-offs might be more or less than the recorded allowance.

	Mar. 31,	June 30,
	2005	2004
	(Unaudited)
Beginning	$165	$157
Additions charged to cost and expenses	72	18
Recovered	(49)	(4)
Actual write-offs	—	(6)

Ending	$188	$165

6.	WARRANTY ACCRUAL

	Mar. 31,	June 30,
	2005	2004
	(Unaudited)
Beginning	$162	$165
Additions charged to cost and expenses	118	41
Recovered	—	—
Actual write-offs	(25)	(44)

Ending	$255	$162

7.	ACQUISITION OF A BUSINESS

On July 1, 2004, the Company acquired certain assets from TS Matrix Bhd. (“Seller’) utilized by the burn-in testing division of Seller for an aggregate cash purchase price of approximately $1,218. Seller is one of our competitors. The Company paid approximately $92 by way of a deposit in fiscal 2004 and $731 of the purchase price in cash at the completion of the acquisition on July 1, 2004, and the balance of approximately $395 was payable in the form of a bank-guaranteed note which matured at December 31, 2004. Our objectives in acquiring the burn-in testing division were to service a large electronic device manufacturer with whom we had been pursuing a business relationship for some time and to increase our market share in testing services. Upon completion of the acquisition, the customer signed a five-year agreement with the Company to provide testing services. The value of obtaining this customer relationship intangible is included in other intangible assets in the amount of $482. Results of the operations for the burn-in testing business are included in the Company’s income statement effective July 1, 2004.

In accordance with the Statement of Financial Accounting Standard (SFAS) No. 141, “Business Combinations”, the Company allocated the purchase price to the tangible assets and intangible assets acquired based on their estimated fair values. The fair value assigned to intangible assets acquired was based on estimates and assumptions determined by the management. Other intangibles with finite lives are amortized on a straight-line basis over their respective useful lives. The total purchase price was allocated as follows (in thousands):

Total purchase price:
Cash	$823
Notes payable	395

$1,218

Allocated as follows:
Fixed assets
Plant and machinery	$711
Production equipment	13
Office equipment	5
Leasehold improvement	7

736
Intangible assets — customer relationship	482

$1,218

The excess purchase price over the fair value of tangible assets acquired was attributable to the customer relationship obtained from the above business acquisition and recorded as other intangible assets. No goodwill is recognized in this context. The customer relationship intangible will be amortized over its economic life based on the contract term as stated in the sales agreement with the customer on a straight-line method over five years.

The customer relationship intangible was previously reported in the Form 10-K for the fiscal year ended June 30, 2004 at $493. The difference of $11 ($493 versus the above $482) is related to equipment transferred by Seller to the Malaysia Testing operation subsequent to the completion date on July 1, 2004.

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of the operations of the Company and the new burn-in testing division in Malaysia for the three and nine months ended March 31, 2004 as if the acquisition had occurred on July 1, 2003. The results from operations for the three and nine months ended March 31, 2005 included the business acquisition that was completed at the beginning of the first quarter of fiscal 2005.

The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition taken place at the beginning of the three and nine months ended March 31, 2004. The unaudited pro forma combined statement of operations for the three and nine months ended March 31, 2004 combines the historical results for the Company for three and nine months ended March 31, 2004 and the historical results for the new burn-in testing division for the period preceding the acquisition on July 1, 2004. The following amounts are in thousands.

UNAUDITED PRO FORMA STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2004

	Historical
		Historical
	Historical	information of
	information of	the acquired	Proforma
	the Company	business	Adjustments		Proforma
Net sales	$5,042	$432	$—		$5,474

Net (loss) income	$168	$(12)	$(24	)(a)	$132

Basic earnings per share	$0.06				$0.05
Diluted earnings per share	$0.06				$0.04

Basic weighted average common shares outstanding	2,933				2,933
Diluted weighted average common shares outstanding	3,036				3,036

UNAUDITED PRO FORMA STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED MARCH 31, 2004

	Historical
		Historical
	Historical	information of
	information of	the acquired	Proforma
	the Company	business	Adjustments		Proforma
Net sales	$13,948	$1,384	$—		$15,332

Net (loss) income	$121	$150	$(72	)(a)	$199

Basic earnings per share	$0.04				$0.07
Diluted earnings per share	$0.04				$0.07

Basic weighted average common shares outstanding	2,931				2,931
Diluted weighted average common shares outstanding	2,984				2,984

(a)	Net earnings was adjusted for pro forma purposes to recognize the effect of the amortization of the other intangible assets over its economic life of five years on a straight-line method, assuming that the acquisition took place from July 1, 2003.

8.	BUSINESS SEGMENTS

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

All inter-segment sales are sales from the Manufacturing Segment to the Testing and Distribution Segment. Total inter-segment sales were $257 and $96 for the nine months ended March 31, 2005 and 2004, respectively, and $220 and $62 for the three months ended March 31, 2005 and 2004, respectively. Corporate assets mainly consist of cash and prepaid expenses. Corporate expenses mainly consist of salaries, insurance, professional expenses and directors’ fees.

The following segment information is unaudited and is in thousands:

Business Segment Information:

	Three Months		Operating		Depr.
	Ended	Net	Income	Total	and	Capital
	Mar. 31,	Sales	(loss)	Assets	Amort.	Expenditures
Manufacturing	FY 2005	$2,245	$(178)	$2,092	$16	$22
	FY 2004	$1,938	$52	$2,277	$23	$3

Testing Services	FY 2005	$3,079	$122	$14,309	$338	$883
	FY 2004	$2,244	$68	$14,385	$246	$58

Distribution	FY 2005	$793	$8	$1,526	$34	$47
	FY 2004	$860	$(17)	$579	$33	$63

Corporate and	FY 2005	$—	$8	$209	$—	$—
unallocated	FY 2004	$—	$32	$23	$2	$—

Total Company	FY 2005	$6,117	$(40)	$18,136	$388	$951
	FY 2004	$5,042	$135	$17,264	$304	$124

Business Segment Information:

	Nine Months		Operating		Depr.
	Ended	Net	Income	Total	and	Capital
	Mar. 31,	Sales	(loss)	Assets	Amort.	Expenditures
Manufacturing	FY 2005	$8,648	$(81)	$2,092	$50	$75
	FY 2004	$4,559	$(225)	$2,277	$68	$61

Testing Services	FY 2005	$8,775	$151	$14,309	$935	$2,482
	FY 2004	$6,877	$282	$14,385	$720	$647

Distribution	FY 2005	$2,227	$(83)	$1,526	$109	$235
	FY 2004	$2,512	$21	$579	$92	$148

Corporate and	FY 2005	$—	$126	$209	$1	$—
unallocated	FY 2004	$—	$(29)	$23	$5	$—

Total Company	FY 2005	$19,650	$113	$18,136	$1,095	$2,792
	FY 2004	$13,948	$49	$17,264	$885	$856

Geographic Area Information:

							Elimin-
	Three Months						ations
	Ended	United					and	Total
	Mar. 31,	States	Europe	Singapore	Thailand	Malaysia	Other	Company
Net sales to	FY 2005	$609	719	3,114	474	1,421	(220)	6,117
customers	FY 2004	$1,547	275	2,453	726	103	(62)	5,042

Operating	FY 2005	$(120)	58	8	1	4	9	(40)
Income (loss)	FY 2004	$17	66	20	6	1	25	135

Property, plant	FY 2005	$21	352	3,646	978	2,162	—	7,159
and equipment	FY 2004	$19	401	3,559	1,008	363	(40)	5,310

Geographic Area Information:

							Elimin-
	Nine Months						ations
	Ended	United					and	Total
	Mar. 31,	States	Europe	Singapore	Thailand	Malaysia	Other	Company
Net sales to	FY 2005	$1,815	1,674	9,197	1,619	5,602	(257)	19,650
customers	FY 2004	$4,083	864	6,951	1,877	269	(96)	13,948

Operating	FY 2005	$(203)	(30)	122	22	76	126	113
Income (loss)	FY 2004	$(35)	32	77	21	3	(49)	49

Property, plant	FY 2005	$21	352	3,646	978	2,162	—	7,159
and equipment	FY 2004	$19	401	3,559	1,008	363	(40)	5,310

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

(i) Results of operations and business outlook

The following table sets forth our revenue components for the nine and three months ended March 31, 2005 and 2004, respectively.

Revenue Components

	Nine Months Ended (unaudited)		Three Months Ended (unaudited)
	Mar 31,	Mar 31,	Mar 31,	Mar 31,
	2005	2004	2005	2004
Net Sales:
Manufacturing	44.01%	32.69%	36.70%	38.43%
Testing	44.66	49.31	50.34	44.52
Distribution	11.33	18.00	12.96	17.05

Total	100.00%	100.00%	100.00%	100.00%

Geographically, we operate in the U.S., Singapore, Malaysia, Thailand and Ireland. Our customers are mainly concentrated in Southeast Asia and they are either semiconductor chip manufacturers or testing facilities that purchase our testing equipment.

After a sudden surge in burn-in systems and boards in the Manufacturing segment in the first and second quarters, the segment sales were almost at the same level as those for the Testing segment. The Testing segment regained its position as our primary business in the third quarter. During the nine months ended March 31, 2005, the sales in the Manufacturing segment, as a percentage of total sales, increased by 11.3% to 44%, while Testing segment sales, as a percentage of total sales, dropped by 4.6% from 49.3% in 2004 to 44.7% in 2005 and sales in the Distribution segment, as a percentage of total sales, decreased by 6.7% to 11.3% in 2005.

The Testing segment experienced an increase, as a percentage of total sales, in the three months ended March 31, 2005 as compared to March 31, 2004 due to a variety of factors. The Testing operation in Singapore experienced a change in product mix. We experienced increased Testing sales in Southeast Asia since the newly acquired burn-in division in Malaysia started operation at the beginning of the fiscal year. The Malaysia division also set up a new plant in the same area to handle new projects coming in the next few quarters. Also, the plant in Singapore previously used for the burn-in process of slower speed microprocessor chips was converted to accommodate the new type of microprocessor chips. The semiconductor market in Thailand has declined and the burn-in services for that operation were on the low end of approximately $450 on the quarter to quarter comparison over the past two and a half years. Backlog increased substantially from the Testing operations in Malaysia and Singapore by 82.5% to $8,103 as of March 31, 2005, as compared to the $4,440 backlog as of March 31, 2004, due to the ramp up of services for the increasingly popular new type of microprocessor chips. However, customers continue to look for ways to reduce their costs, and we predict that the Malaysia division will face pressure from clients to reduce prices for both existing and new products for testing services.

The Company allocated the purchase price of the newly acquired burn-in division in Malaysia to the tangible assets and intangible assets acquired based on their estimated fair values. The fair value assigned to intangible assets acquired was based on estimates and assumptions determined by the management. Other intangibles with finite lives are amortized on a straight-line basis over their respective useful lives. The total purchase price was allocated as follows (in thousands):

Total purchase price:
Cash	$823
Notes payable	395

$1,218

Allocated as follows:
Fixed assets
Plant and machinery	$711
Production equipment	13
Office equipment	5
Leasehold improvement	7

736
Intangible assets — customer relationship	482

$1,218

The excess purchase price over the fair value of tangible assets acquired was attributed to the customer relationship obtained from the above busines s acquisition and recorded as other intangible assets. No goodwill is recognized in this context. The customer relationship intangible will be amortized over its economic life based on the contract term as stated in the sales agreement with the customer on a straight-line method over five years.

As previously reported in the Form 10-K, the customer relationship intangible was $493. The difference of $11 ($493 versus the above $482) was related to equipment transferred by Seller to the Malaysia Testing operation subsequent to the completion date on July 1, 2004.

The Manufacturing segment experienced an increase in sales of 89.7% in the first nine months of fiscal 2005 as compared to the same period last year. The Manufacturing operation in Singapore focused on back-end products such as burn -in boards and systems in Asia. Conversely, the capital equipment spending on high-end test equipment in the U.S. continued to decline and delay due, we believe, to the rise in inventories of most semiconductor manufacturers. Our U.S. Manufacturing operation continued to focus on marketing used and refurbished equipment, since it is less expensive than new equipment and thus in greater demand by our customers. The backlog in the Manufacturing segment as of March 31, 2005 dropped by $91 to $1,769 as of March 31, 2005, as compared to the backlog as of March 31, 2004, as more backlog was converted to actual sales and shipped out, resulting in higher sales and less backlog. The Singapore Manufacturing operation expects a decline in sales in the fourth quarter due to the cyclical effect in the semiconductor industry and aggressive orders during the first half of the fiscal year.

The backlog for the Distribution segment increased by 62% to $972 as of March 31, 2005, as compared to $599 as of March 31, 2004 as our Singapore Distribution operation closed orders on Vibration equipment and Test Chambers during the third quarter. In addition, non-semiconductor customers in Asia spent more on capital equipment. The expanded Distribution operation in Singapore procured distribution rights from a manufacturer in Asia to sell a range of electronic components, such as sockets and connectors. One of the Singapore Distribution operations will focus on selling Wet Process Stations primarily to research institutions and local universities. In addition, this operation will continue to work on new products to expand into the PCBA manufacturing industry and semiconductors dealing in microelectronics, with customers mainly in Asian countries.

The Company’s key performance indicators are based on market demand. Sales activities such as bookings, queries on products and backlog also formed part of our performance indicators, as well as customers’ forecasts and the financial results of customers and competitors. Another performance indicator is based on the data in the Worldwide Semiconductor Equipment Market Statistics (SEMS) Report. According to the SEMS Report, worldwide manufacturing equipment sales totaled $37.1 billion in 2004, representing a year-over-year increase of 67.1%. Japan, the largest world market, grew about 49%, followed by the Taiwan market region with a growth of 166.8%, while North America sales increased by 23% as compared to 2004. In spite of this, SEMS reports that the recovery in the North American market remains slow.

The Company believes the current market trend indicates that the semiconductor industry in Asia is still on the upswing. According to the SEMS Report, a communication revolution will drive the Semiconductor industry to new heights. There was a demand in microprocessors, which will be used in broadband, cell phones and PC’s. Cost conscious consumer spending translates to more price pressure through the supply chain, which means efficiency and productivity are of utmost importance. Moreover, high-end testing equipment spending remains slow in the U.S. due to high oil prices and continued concern with the ongoing instability in the Middle East. Therefore, many U.S. semiconductor companies plan to postpone high-end capital purchases until inventories are reduced and the semiconductor industry improves.

There are several influencing factors which create uncertainties when forecasting performance, such as the ever-changing nature of technology, specific requirements from the customer, decline in demand for certain types of burn-in devices or equipment, and other similar factors. An additional factor is the highly competitive nature of the semiconductor industry itself. Another is that the life-cycles of certain types of burn-in products are falling quicker than expected. Customers continue to exert pressure to cut selling prices. While one of the Singapore Distribution operations bid for high technology products, it is unable to proceed due to the complicated specifications required by the potential customers. As a result, the Company has taken action to help protect itself from these uncertainties by, among other things, upgrading and improving its burn-in technology so as to gain customers’ confidence and maintain market shares. Additionally, we are always looking for alternatives to burn-in and exploring new markets, as we have with the Distribution segment. The Company continues to cut costs, especially material costs, and maintain a lean headcount.

     (ii) Financial information

During the nine months ended March 31, 2005, total assets increased by $136 from $18,000 at June 30, 2004 to $18,136. The majority of the increase was in trade receivables, property, plant and equipment, and other intangible assets, but offset with a decrease in cash and short term deposits of $108 and $2,306, respectively.

The increase in accounts receivable from $3,695 at June 30, 2004 to $3,871 at March 31, 2005 was mainly attributable to the higher sales for the Manufacturing and Testing segments in Southeast Asia during the first nine months of fiscal 2005 as compared to the first nine months of fiscal 2004, combined with more efficient collections. Sales for all operations for the nine months ended March 31, 2005 were $19,650, which increased by 40.9% as compared to the sales for the nine months ended March 31, 2004. At the same time, the operations in Southeast Asia improved their efficiency in collection, and the Malaysia operation placed more focus in collection of long overdue debts. The collection period for the Company was shortened from an average of 71 days at June 30, 2004 to an average of 53 days at March 31, 2005.

Property, plant and equipment increased substantially by $1,957 from $5,202 at June 30, 2004 to $7,159 at March 31, 2005 mainly due to the acquisition of fixed assets by the Testing segment in Southeast Asia. During the nine months ended March 31, 2005 the additions to property, plant and equipment totaled $2,792, of which $365 was paid as a deposit before June 30, 2004, but the renovation was completed and the equipment was received in the first quarter of fiscal 2005. $736 of the additions were due to acquisition of fixed assets located in the new burn-in operation in Malaysia and $742 related to the purchases of new plant and machinery in Malaysia to meet the new customer’s requirements. In addition, we converted three of the existing facilities in the Singapore Testing operation to be able to handle the burn-in process of the new type of microprocessor chips to improve cost effectiveness, and hence incurred $755 for the upgrading of facilities. Other fixed asset purchases included office equipment and machinery by the Singapore and Thailand operations.

The Company recognized $482 as of July 1, 2004 in other intangible assets for the customer relationship intangible which will be amortized over five years. The amortized expenses of the customer relationship intangible incurred were $71 for the nine months ended March 31, 2005. Consequently, the balance of the customer relationship intangible amounted to $411 at March 31, 2005.

Other assets decreased by $43 at March 31, 2005 from $485 at June 30, 2004 due to the capitalization of property, plant and equipment of $92, previously placed as a deposit for the Malaysia operation, which was offset with a deposit placed for additional rental of factory and utilities in the Malaysia operation.

The drop in cash and short term deposits, which decreased by $2,414 from $7,006 at June 30, 2004 to $4,592 at March 31, 2005, was due to several reasons. The total acquisition costs of the burn-in operation in Malaysia, which amounted to $1,218, were fully paid by March 31, 2005 through internal funding. In addition, more plant and machinery, in the amount of $463, were purchased to meet our new customer’s requirements; $88 was placed as a deposit for the rental of the factory and utilities with the landlord and utilities vendor respectively in the Malaysia operation as mentioned earlier. The existing Malaysia operation paid out dividends of $54 to its minority interest, which was declared out of reserves for the year ended June 30, 2004. There was a payment of annual wages, salaries and performance incentives of $218 during the first nine months of fiscal 2005 in the Singapore and Malaysia operations. The Company also made payments of $115 for the 2004 year-end audit during the nine months ended March 31, 2005. In addition, the Singapore and Ireland operations paid taxes of $78 and $23, respectively, during the nine months ended March 31, 2005 which were offset by a tax refund of $115 in the Singapore and Malaysia operations after the tax assessment for prior years had been finalized.

Total liabilities as of March 31, 2005 were $6,692, reflecting a $174 decrease in total liabilities from $6,866 at June 30, 2004. Accounts payable at March 31, 2005 decreased by $816 since June 30, 2004 due mainly to fewer materials purchased in the Singapore Manufacturing operation as the inventories, which were previously stocked up, will be sufficient for usage in the next quarter. This offset the higher finished goods and raw materials of $576 purchased by the Singapore Distribution operation and fixed assets purchase of $71 by the Malaysia and Thailand operations towards the end of the third quarter.

The decrease in accounts payable was offset by the increase in accrued expenses and notes payable. Accrued expenses increased by $526 mainly attributable to the Singapore, Malaysia and U.S. operations. In the Singapore operation, there was a higher provision for warranty of $93 due to higher equipment sales and commissions of $41 for a greater number of commissionable sales; final payment for fixed assets of $143; higher sales tax of $62; offset with lower accrued utilities of $51 at March 31, 2005. In the Malaysia operation, there was an increase in accrual of payroll for contract workers of $107, performance incentives of $12 for employees who previously worked for the Seller of the burn-in operation, and payroll related costs of $10 and higher accrued utilities of $22 at March 31, 2005. The Malaysia operation also incurred higher audit fees of $15 for SEC disclosure purposes. In addition, a sales tax of $33 at March 31, 2005 incurred by the previous Universal System was absorbed by Corporate as the operation became dormant.

Notes payable, offset with lower capitalized leases, increased by $46, due to high borrowings of $683 offset with net payments of $637 during the nine months ended March 31, 2005.

As of March 31, 2005, total liabilities (excluding minority interest) were 71.2% of total capital, compared with 76.1% at June 30, 2004. Total liabilities as a percentage of total capital were lower in fiscal 2005 mainly due to lower accounts payable as mentioned earlier.

Comparison of Third Quarter Ended March 31, 2005 (“2005”) and March 31, 2004 (“2004”)

The following table sets forth certain consolidated statements of income data as a percentage of net sales for the third quarters in fiscal 2005 and 2004, respectively:

	Q3 2005	Q3 2004
Net Sales	100.0%	100.0%
Cost of Sales	76.0%	76.2%

Gross Margin	24.0%	23.8%
Operating Expenses
General and administrative	18.8%	19.1%
Selling	5.5%	2.7%
Research and development	0.4%	0.6%
Impairment Loss	0.0%	0.0%
(Gain) Loss on disposal of PP&E	0.0%	-1.2%

Total Operating Expenses	24.7%	21.1%

Income from operations	-0.7%	2.7%

Overall Net Sales and Gross Margin

Overall sales for the Company increased $1,075, an increase of 21.3%, from Q3 2004 to Q3 2005. The increase was attributable primarily to higher sales in the Testing and Manufacturing segments, offset by lower sales in the Distribution segment. The sales increase in the first two segments was mostly due to the ramp up of burn-in services for the new type of microprocessor chips in Singapore and additional sales from the newly acquired testing operation in Malaysia. The overall gross margin remained constant in spite of a change in sales mix. A surge in demand for low margin burn-in boards in the Manufacturing segment lowered the group margin, but this was compensated for by an increased gross margin in the Testing and Distribution segments.

Manufacturing Segment

The revenue and gross margin for the Manufacturing Segment for the third quarters of 2005 and 2004 were as follows:

(In Thousands, unaudited)	Q3 2005	Q3 2004
Revenue	$2,245	$1,938
Gross margin	13.2%	21.7%

There were mixed signals in demand for computers and consumer products in the various regions, but overall the Manufacturing segment experienced an increase of $307, or 15.8%, in sales from Q3 2004 to Q3 2005. We believe the improvement was due in part to a 160% increase in sales of burn-in boards with a 46.7% increase in the selling price. Demand for this product derived primarily from customers in Asia we have pursued for some time. There was also increased demand for electronic components in the market led by some of our electronic device manufacturing customers, including the new ones, in order to increase their capacity in the third quarter.

However, this increase in sales was offset by a decrease in sales of HAST Systems by $105, as none were sold in 2005, and an $81 decrease in sales of Environmental Test Equipment, a 25% drop in quantity sold with a 52.4% drop in price. We believe this was a result of continued slow capital spending on high-end test equipment in the U.S. due to high oil prices and ongoing instability in the Middle East. The oversupply of inventories also forced semiconductor companies to push back any plans to purchase capital equipment. Wet Process Stations sales fell by $429, as none were sold in Q3 2005. One Wet Process Station was delivered at the end of March 2005, but the Company was unable to recognize the sale, as we had not yet met the requirements of SAB101 revenue recognition. As demand for Wet Process Stations in the U.S. market has remained slow, the Company plans to focus its attention on marketing in Asia to new customers.

In spite of the 15.8% rise in overall sales in the Manufacturing segment, the gross margin dropped by 8.5%. The primary reason for this was the weak margin for burn-in boards. However, management wishes to continue to manufacture this product in order to maintain market share. Additionally, the Company shifted focus to Wet Process Stations in Asia due to a weak market in the U.S.

Testing Segment

The revenue and gross margin for the Testing Segment for the third quarters of 2005 and 2004 were as follows:

(In Thousands, unaudited)	Q3 2005	Q3 2004
Revenue	$3,079	$2,244
Gross margin	30.6%	28.7%

Sales in the Testing segment increased by $835, or 37.2%, from the third quarter of 2004 to the third quarter of 2005, mainly due to the increasingly popular type of burn-in services for the new microprocessor chips in the Singapore Testing operation. This was offset by the drop in demand for services of another type of microprocessor chip. Net sales in the Singapore Testing operation rose by approximately $310. Another source of the increase in sales in the Testing segment was our newly acquired burn-in division in Malaysia, which contributed to approximately $500 in sales of dynamic burn-in.

The gross margin increased by 1.9% in the Testing segment. The existing plants in the Singapore Testing operation, which were previously used for the burn-in services of a slower speed microprocessor chip, were converted to service the increasingly popular type of microprocessor chips. Economy of scale was achieved in the Singapore Testing operation when no additional rent was incurred and the operation saved by incurring minimal upgrading and depreciation costs rather than renovating the entire plant, which would have cost more. In addition, the margin in the Thailand Testing operation improved by 8% from 20% in Q3 2004 to 28% in Q3 2005 due to a change in product mix, hence there were lower sales of low-margin products and higher sales of high-margin products.

Distribution Segment

The revenue and gross margin for the Distribution Segment for the third quarters of 2005 and 2004 were as follows:

(In Thousands, unaudited)	Q3 2005	Q3 2004
Revenue	$793	$860
Gross margin	29.2%	15.7%

Sales in the Distribution segment declined by $67 from Q3 2004 to Q3 2005, a difference of 7.8%. This decline was partly due to the drop of $415 in sales of low margin front-end products, a decrease of 28.9% in quantity sold and 41.4% in selling price due to declining customer demand. Additionally, sales of spare parts and services dipped by $16. However, the overall decline was offset by an increase in demand for Reflow Ovens and Test Chambers, which saw elevated sales of $343 as six were sold in Q3 2005 at an average unit selling price of $63 while only two were sold in Q3 2004 at an average unit selling price of $16. Surprisingly, the demand for these products derived primarily from customers in non-semiconductor industries. With the substantial percentage increase in quantity and average unit selling price for this equipment, it pulled up Distribution sales. Concurrently, the semiconductor industry in Asia started slowly to recover, and with past marketing efforts from the Distribution operations, the Company closed some orders for Vibration equipment and Test Chambers during this quarter.

In spite of a decrease in sales, the gross margin in the Distribution segment almost doubled due to an improvement in the average unit selling price of Test Chambers and Reflow Ovens, combined with a decrease in unit volume of low-margin products. As certain customers had various specifications on the Test Chambers and Reflow Ovens, we were able to quote a higher average unit selling price.

Sales by geographical area

Geographically, net sales into and within the United States region during Q3 2005 decreased by 61% compared to Q3 2004. This occurred after the Manufacturing operation in San Jose moved to Singapore and the Company focused more on capturing the promising Asian market instead. The sales from Universal Systems contributed to half of the total decline in sales within the U.S and sales of HAST System and Environmental Test Equipment in the U.S. operations declined due to the rise in inventories and a decrease in equipment spending in this region.

Net sales into and within the Southeast Asia region increased by 52.6% as compared to Q3 2004, mainly derived from customers in Asia we have pursued for sometime. The increase in demand for burn-in boards mainly came from our electronic device manufacturing customers. In addition, the recovery of the consumer and electronic markets in the Asia region boosted the sales for the Testing and Distribution operations in this area. Sales generated from the new testing operation in Malaysia contributed to this increase as well.

Net sales into and within Ireland and other countries increased by 162.2% as compared to Q3 2004. This was due to the increase in distribution of equipment and higher programming services in the Ireland operation. In addition, there were higher sales into other countries, derived mainly from the Singapore Distribution operation, which sold more equipment and peripherals to Japan, Taiwan and India.

Operating Expenses

The operating expenses for the third quarters of 2005 and 2004 were as follow:

(In Thousands, unaudited)	Q3 2005	Q3 2004
General and administrative	$1,150	$962
Selling	$339	$135
Research and development	$20	$29
(Gain) loss on disposal of PP&E	$—	$(62)

	$1,509	$1,064

As a percentage of sales, operating expenses increased by 3.6% from 21.1% in Q3 2004 to 24.7% in Q3 2005. This was mainly attributable to an increase in selling expenses in the Distribution operations in Southeast Asia, which will be explained later. In addition, there was a gain on disposal of assets of $62 in Q3 2004, whereas there was none in Q3 2005.

As a percentage of sales, general and administrative expenses decreased by 0.3%, to 18.8% in Q3 2005. However, expenses in this area did increase in terms of dollar value by $188 due to several factors. First, salaries increased in Southeast Asia by $67 due to the new Testing operation in Malaysia and higher headcount for the Singapore cost center to support the operations in Southeast Asia. Second, bonuses of $74 were paid out during Q3 2005 due to the Singapore operation’s exceptional performance, whereas there was a reversal of bonuses of $43 in Q3 2004 as the performance of the operation was below the bonus criteria. Similarly, in Q3 2004 there was a reversal of bonuses of $11 in the U.S. operation for the same reason. A provision for interim audit fees of $5 in Corporate also contributed to the increase in Q3 2005, whereas there was no such provision in Q3 2004. The provision for doubtful debts in the Singapore Manufacturing operation in Q3 2005 was $26 due to a long overdue debt from a customer, and none in the same quarter last year. There was a higher depreciation of $23 incurred for office equipment and fittings in the Singapore and Malaysia operations. Another $23 was incurred as a result of an increase in amortization costs for customer relation intangibles in the new Malaysia operation. Operating expenses such as printing and stationary, insurance, upkeep of office and non-capitalized assets increased by $18 in the Malaysia operation and $5 in one of U.S operations. Higher bank charges of $9 were generated in the Singapore operation for the renewal of a bank guarantee, while sales tax of $33 was accrued by the previous operation in the U.S. Finally, there was an increase in miscellaneous costs of $9 compared to the same quarter last year. Offsetting all this was a savings of $51 derived from relocating the operation in San Jose to Singapore, as we were able to save on salaries, equipment rental, rent, insurance, and professional and audit fees. Also, there was a reduction in Corporate officers’ bonuses by $9 as the group performance did not meet bonus criteria, whereas bonuses of $11 were paid out in Q3 2004.

As a percentage of sales, selling expenses increased from 2.7% in 2004 to 5.5% in 2005, a difference of $204. This was mainly attributable to the Singapore operation where there was an increase in headcount in Distribution due to expansion, which increased salaries by $21, as well as higher provision for warranty costs of $34 and commission fees of $65 in both the U.S. Manufacturing and Singapore Distribution operations due to higher equipment sales. Additionally, there was commission income of $55 received in Q3 2004 for being an agent, and none in Q3 2005. Traveling expenses went up by $8 in Singapore in order to oversee the new operation in Malaysia. Advertising costs went up by $19 to procure new customers and miscellaneous costs increased by $9. All this was offset by a savings of $8 on rental and utilities when the San Jose operation relocated to Singapore.

Research and development expenses decreased by $9 due to lower sales queries and bookings for Artic Temperature Controlled Chucks.

Income (loss) from operations

The income (loss) from operations for the third quarters of 2005 and 2004 were as follow:

(In Thousands, unaudited)	Q3 2005	Q3 2004
Manufacturing Segment	$(178)	$52
Testing Segment	$122	$68
Distribution Segment	$8	$(17)
Corporate	$8	$32

	$(40)	$135

The Company incurred an operating loss of $40 in Q3 2005 compared to Q3 2004. The deterioration in results was mainly attributable to the Manufacturing segment.

The Manufacturing segment saw a loss of $230 in Q3 2005 compared to Q3 2004. Though sales increased by 15.8% in this period compared to the same period last year, the impact on the income from operation was minimal due to the change in product mix, as mentioned earlier. Hence, the bulk of the increased sales of low-margin burn-in boards was not significant enough to impact the margin. In terms of dollar value, the gross margin dropped by $124 as compared to Q3 2004. The low gross margin of 13.2% was not enough to cover the fixed and semi-fixed costs such as salaries, rental, depreciation, insurance and others, as well as $83 in additional operating expenses such as provision of warranty, salaries for higher headcount, bonus provision for good performance and advertising costs. These costs, however, were in line with the increase in sales. In addition, there was a provision for doubtful debts of $23 for an outstanding debt.

The income from operation in Corporate dropped by $24 to $8 in Q3 2005. There was a provision of audit interim fees of $5, whereas there was none in Q3 2004. Sales tax of $33 incurred by the previous Universal Systems operation was absorbed by Corporate as the operation became dormant. This was offset by a lower provision of bonuses of $20 for the Corporate officers compared to Q3 2004. Also, the Corporate office attempts to reimburse its operating expenses by imposing a fee on all subsidiaries on a fixed percentage of total revenue, and the sudden surge in sales in Singapore Manufacturing contributed to a recovery of expenses. However, these factors were not enough to recover the losses incurred in this division.

The Testing segment experienced a gain from operations of $54 in Q3 2005 over Q3 2004. This improvement was due to the increase in gross margin from 28.7% in Q3 2004 to 30.6% in the same period this year, which was mostly contributed from the Testing operations in Singapore and Thailand, as previously mentioned. While the bulk of the sales increase derived from Singapore, its operating expenses did not increase at the same pace. The Singapore Testing operation maintained the same number of engineers and managers as the same quarter a year ago and still managed to cope with the surge in sales in Q3 2005.

The Distribution segment saw a gain in operations of $25 over Q3 2004. This improvement was attributable to the Singapore Distribution operation. The margin for certain equipment improved due to the increase in average unit selling price and quantity and the other factors previously mentioned. Additionally, the increase in gross margin was substantial enough to cover the increase in costs such as commissions and salaries due to greater headcount, a total of approximately $132, and resulted in a profit of $8 in Q3 2005.

Interest Expense

The interest expenses for the third quarters of 2005 and 2004 were as follow:

(In Thousands, unaudited)	Q3 2005	Q3 2004
Interest expense	$(45)	$(29)

The increase in interest expense of $16 from Q3 2004 to Q3 2005 was mainly due to the usage of accounts receivables financing in Singapore, incurring higher interest expenses of $21. This was slightly offset by the decrease in capitalized lease interest of $3 and term loan interest of $2.

Other Income

Other income for the third quarters of 2005 and 2004 were as follow:

(In Thousands, unaudited)	Q3 2005	Q3 2004
Other income	$85	$67

Other income increased by $18 from Q3 2004 to Q3 2005 due to bad debts of $24 which were recovered in the Thailand operation, whereas none were recovered in Q3 2004. This was slightly offset by a decrease in interest income of $5 and miscellaneous income of $1.

Income Tax

The Company was in a tax refundable position of $26 for the three months ended March 31, 2005, as compared to the income tax provision of $7 in the third quarter of 2004, which was due mainly to the recoverable tax of $47 for the tax period in 2000 and 2002 in Malaysia. In contrast, there was a provision for tax of $21 from one of the Singapore operations in Q3 2005 due to the higher profit of $108 generated in the third quarter of fiscal 2005 as compared to $44 in the third quarter of fiscal 2004.

Net Income

As a result of all of the factors analyzed above, the net income attributable to common shares for the third quarter ended March 31, 2005 was approximately $22, which represented a decline of $146 from a net income of approximately $168 attributable to common shares for the third quarter ended March 31, 2004. Consequently, basic earnings per share for the third quarter ended March 31, 2005 decreased by $0.05 from earnings per share of $0.06 in 2004 to $0.01 per share in 2005. Diluted income per share for the third quarter ended March 31, 2005 was $0.01, which decreased by $0.05 from $0.06 per share for the third quarter ended March 31, 2004.

Year to Date Comparison of the Nine Months Ended March 31, 2005 (“2005”) to the Nine Months Ended March 31, 2004 (“2004”)

The following table sets forth certain consolidated statement of income data as a percentage of net sales for the nine months of fiscal years 2005 and 2004, respectively:

	YTD 2005	YTD 2004

Net Sales	100.0%	100.0%
Cost of Sales	76.1%	74.6%

Gross Margin	23.9%	25.4%

Operating Expenses
General and administrative	18.4%	20.9%
Selling	4.5%	4.0%
Research and development	0.4%	0.6%
(Gain) Loss on disposal of PP&E	0.0%	-0.4%

Total Operating Expenses	23.3%	25.1%

Income from operations	0.6%	0.3%

Overall Net Sales and Gross Margin

Overall sales for 2005 increased by 40.9% compared to 2004, a variance of $5,702. The increase in sales came primarily from the Manufacturing and Testing segments, offset with lower sales in the Distribution segment. The overall sales increase mainly resulted from the sudden surge in the Manufacturing segment’s sales volume of burn-in systems and boards. The Testing segment sales increase was attributable to the ramp up of burn-in services for the new type of microprocessor chips in Singapore and additional sales from the newly acquired testing operation in Malaysia. These were offset by the decrease in sales volume for low margin products in the Distribution segment due to fewer shipments. The gross margin fell 1.5% from 2004 to 2005. It was negatively impacted by the Manufacturing segment, where sales of low margin burn-in boards and systems caused the group margin to slide slightly. The decline in gross margin from Manufacturing was partially offset by the increased margin from the Testing and Distribution segments due to several factors which will be later explained.

Manufacturing Segment

The revenue and gross margin for the Manufacturing segment for the first three quarters of 2005 and 2004 were as follows:

(In Thousands, unaudited)	YTD 2005	YTD 2004
Revenue	$8,648	$4,559
Gross margin	16.2%	19.8%

Sales in the Manufacturing segment increased by 89.7%, an improvement of $4,089 from 2004 to 2005. The first nine months of 2005 evidenced a conflicting demand for computers and consumer electronics products in different regions. The PC market showed evidence of expansion in Asia with high demand for electronic components, and the increase in sales of burn-in boards derived mainly from customers in this region we had been pursuing for some time. Sales of burn-in boards increased by $1,042 in 2005 compared to 2004, with a 109.2% increase in quantity sold and 9.9% drop in selling price. Burn-in systems experienced a similar spike in sales with a sales increase of $4,196 over the previous year, a 291.9% increase in quantity sold and an 83.5% increase in average unit selling price. Certain customers of ours who are electronic device manufacturers increased their capital equipment in order to meet an increase in production capacity. However, these factors were offset by lower sales of Artic Temperature Controlled Chucks, which experienced a $77 drop in sales, a 62.5% decline in quantity sold and a 54.5% rise in average unit selling price, and Environmental Test Equipment, which experienced a $74 drop in sales, a 13% decline in quantity sold and a 30.8% decline in average unit selling price, due to the fact that capital spending on high-end test equipment in the U.S. remained slow due to high oil prices and ongoing instability in the Middle East. We believe an oversupply of inventories also forced semiconductor companies to push back any plans to purchase capital equipment. Furthermore, Wet Process Station sales dropped by $1,003 from 2004 to 2005, as none sold in 2005. Therefore, the Company plans to focus marketing Wet Process Stations to research institutions and local universities in Asia, though it will require some time to establish a presence in the Asian market. Additionally, one Wet Process Station was delivered at the end of March 2005, but the Company was unable to recognize the sale as we had not yet met the SAB101 requirements on revenue recognition.

The gross margin in the Manufacturing segment decreased by 3.6% in spite of sales almost doubling compared to 2004. Though the sales of burn-in systems with a better margin almost doubled compared to last year, it was insufficient to pull up the overall margin as sales of lower margin burn-in boards were much more significant. However, management wishes to continue to manufacture this product in order to maintain market share. Furthermore, sales in the U.S. operation dropped by 71% from $2,370 in 2004 to $688 in 2005. However, cost of sales, which include fixed and semi-fixed expenses, did not decrease correspondingly, as the operation was already operating at minimal cost. Additionally, the Company shifted focus on the marketing of Wet Process Stations to Asia due to a weak market in the U.S. for high-end test equipment.

Testing Segment

The revenue and gross margin for the Testing segment for the first three quarters of 2005 and 2004 were as follows:

(In Thousands, unaudited)	YTD 2005	YTD 2004
Revenue	$8,775	$6,877
Gross margin	31.1%	30.7%

Sales in the Testing segment increased by $1,898 from 2004 to 2005, an improvement of 27.6%. This increase in sales mainly derived from the newly acquired burn-in operation in Malaysia. This operation contributed approximately $1,459 to burn-in services, whereas it was inactive at this period last year. The increased demand for burn-in services for the new type of microprocessor chips, which helped increase sales by $424 compared to 2004, was countered by the fall in services for another type of microprocessor chip.

Despite the changes in sales mix, the overall margin for the Testing segment increased marginally by 0.4% as compared to this same period in 2004. The Testing operation in Singapore avoided incurring additional rental cost for the burn-in service for the new microprocessor chips by upgrading the existing facilities, and the operation saved in terms of minimal upgrading and depreciation costs rather than incurring the more significant costs of renovating the entire plant. These factors were offset with slightly higher utilities costs as a percentage of sales, which increased from 19.7% in the first nine months of 2004 to 20.5% in the first nine months of 2005 due to the Singapore Testing operation’s higher utilities consumption for the burn-in services for the new chips.

Distribution Segment

The revenue and gross margin for the Distribution segment for the first three quarters of 2005 and 2004 were as follows:

(In Thousands, unaudited)	YTD 2005	YTD 2004
Revenue	$2,227	$2,512
Gross margin	25.1%	21.1%

Sales in the Distribution segment decreased from 2004 to 2005 by $285, sliding by 11.3%. This decline mainly derived from decreased sales of low margin front-end products due to falling customer demand for these products. Sales for these products dropped $740 from 2004 to 2005, a 24% fall in quantity sold and a 26.3% fall in selling price. Sales of parts and services also dipped in 2005 by $67 from 2004. Test Chambers, Reflow Ovens and other products sales rose by $532 from 2004 to 2005, as ten were sold in 2004 while twenty were sold in 2005, and a minimal decrease of 2.1% in selling price. Customers in non-semiconductor industries were primarily responsible for the hike in demand for Test Chambers and Reflow Ovens. The substantial percentage increase in quantity for this equipment did much to pull up Distribution sales. At the same time, the Semiconductor industry in Asia began to slowly recover, and with past marketing efforts in our Distribution operations, we closed orders on Vibration equipment and Test Chambers during the third quarter.

The gross margin in the Distribution segment improved by 4% in 2005 as compared to 2004, as there was a change of product mix. Though sales of low margin products and spare parts dropped significantly, this did not have a huge impact on the overall margin. The higher margin this period derived mainly from the heavier sales of high-margin products such as Test Chambers, Reflow ovens and other products due to greater demand, as mentioned earlier, and a decrease in unit volume of low margin products.

Sales by geographical area

Net sales into and within the United States region decreased by slightly more than half in 2005 as compared to 2004. This occurred after the Manufacturing segment in San Jose, California moved to Singapore while the Company focused more of its efforts on capturing the more lucrative Asian market instead. Lack of sales from this operation contributed to 60% of the total decline in sales in the U.S., with sales of Artic Temperature Controlled Chucks dropping off due to the rise in inventories and the continued decline in high-end test equipment spending in the U.S. The slide in low margin product sales of $740, mentioned earlier, also contributed to the decline in sales in this region.

Net sales into and within Southeast Asia increased by 80.5% from 2004 to 2005, primarily from customers in Asia the Company had been actively pursuing for some time. In addition, some of our customers, who are electronic device manufacturers, increased their capital equipment in order to meet expanded production capacity. Hence, these factors led to a substantial boost in sales for burn-in boards and systems, coupled with the recovery of the consumer and electronics market for the Testing and Distribution operations in the Asian area. Sales generated from the new Testing operation in Malaysia also contributed to this increase in sales in the Southeast Asia region.

Net sales into and within Ireland and other countries doubled in comparison to 2004 due to an increase in Distribution of equipment and programming services in the Ireland operation. In addition, Singapore Distribution sold more equipment and peripherals to Japan, Taiwan and India.

Operating Expenses

The Company’s overall operating expenses for the first three quarters of 2005 and 2004 were as follows:

(In Thousands, unaudited)	YTD 2005	YTD 2004
General and administrative	$3,613	$2,915
Selling	$889	$552
Research and development	$77	$88
(Gain) loss on disposal of PP&E	$—	$(58)

	$4,579	$3,497

As a percentage of sales, operating expenses decreased by 1.8% from 25.1% in 2004 to 23.3% in 2005. This was mainly attributable to a decrease in general and administrative expenses in the Manufacturing segment as a percentage of sales. Furthermore, there was a gain on disposable assets of $58 in 2004, whereas there was none in 2005.

As a percentage of sales, general and administrative expenses decreased by 2.5% from 20.9% in 2004 to 18.4% in 2005. This was mainly due to the sudden surge in sales of burn-in boards and systems in the Manufacturing segment, without a corresponding increase in expenses. On the other hand, general and administrative expenses increased in dollar value by $698 from 2004 to 2005 due to a number of contributing factors. Salaries increased in Southeast Asia by $155 as the new Testing operation in Malaysia ramped up, and also as a result of higher headcount in the Singapore cost center to support the operations in this region. Professional fees increased by $29 in Singapore for an ISO audit and the outsourcing of accounting services. $18 was incurred to engage a consultant to work on SOX 404 compliance, and legal fees of $17 were incurred for the audit of the newly acquired testing operation for SEC disclosure purposes. A higher provision for doubtful debts in the Southeast Asia Testing and Manufacturing operations occurred in the amount of $55 as the result of nonpayment by a customer on earlier debts. Amortization costs increased by $69 for the customer relation intangible deriving from the new operation in Malaysia. There was a reversal of bonus in the amount of $41 in the U.S. operation in 2004, whereas there was none in 2005. In 2005, bonuses in the amount of $150 were paid out in the Singapore Testing and Manufacturing operations due to better performance, whereas in 2004 there was a reversal of bonuses of $43 in the same operations due to performance below that of the bonus criteria. In addition, a provision for productivity funds in the amount of $32 was reversed in 2004 due to cancellation of the Company’s annual dinner, while a provision of $68 was made in 2005. Higher operating costs such as printing and stationary, insurance, upkeep of office and non-capitalized assets of $94 were incurred in the Malaysia operation and $5 in one of the U.S. operations. In the new Malaysia operation, there was an increase of $15 for legal matters, and Corporate officers incurred an increase of $24 in travel and entertainment expenditures. There were higher depreciation costs of $37 in the Singapore and Malaysia operations due to renovation of facilities to cater to new products, and higher bank charges of $17 in Singapore for the renewal of a guarantee. Universal Systems accrued $33 in sales tax, and miscellaneous costs increased by $9. However, all this was offset when the Company saved $42 in salaries by relocating Universal Systems from San Jose to Singapore, along with $17 in equipment rental, $66 in insurance, and $16 in professional and audit fees. Additionally, a reduction in Corporate officers’ bonuses by $34 occurred in 2005 due to unmet bonus criteria, while bonuses of $11 were paid out in 2004. In addition, there was a lower 2005 year-end audit fee of $19 as the year end has not yet taken place, thus these fees have not yet been incurred.

As a percentage of sales, selling expenses increased by 0.6% from 2004 to 2005. Primarily responsible for this increase was the Singapore operation, where there was an increase in headcount in Distribution as well as an increase in commissions due to higher equipment sales, and a provision for warranty costs in Manufacturing. In terms of dollar value, selling expenses increased by $337. Salaries increased by $72 due to the increase in headcount for the expansion of the Distribution segment in Singapore. Provision for warranty increased by $114 and commissions rose $105 as the result of higher equipment sales in the Manufacturing and Distribution segments in 2005 compared to 2004. Greater participation in trade shows and conferences in order to market our products resulted in increased costs of $13. Higher traveling expenses of $23 were incurred by Singapore personnel as they traveled to the new Malaysia operation to help set it up. In addition, there was income commission of $55 in the Distribution segment in 2004 and none in 2005. Higher advertising costs of $19 were incurred in 2005 to procure new customers, and miscellaneous debts increased by $10. All these were offset with a savings of $50 in personnel and $27 in utilities when the operation in San Jose relocated to Singapore.

Research and development expenses decreased by $11 due to slower activity in this department.

Income (loss) from operations

The income (loss) from operations for the first three quarters of 2005 and 2004 were as follows:

(In Thousands, unaudited)	YTD 2005	YTD 2004
Manufacturing Segment	$(81)	$(225)
Testing Segment	$151	$282
Distribution Segment	$(83)	$21
Corporate	$126	$(29)

	$113	$49

The income from operations increased by $65 from 2004 to 2005. This was mainly attributed to better results in the Manufacturing and Corporate segments, which offset poorer operating results in the Testing and Distribution segments.

The Manufacturing segment improved the results of its loss from operations by going from a loss from operations of $225 in 2004 to a loss of $81 in 2005. Partly responsible was the surge in sales and the improvement of approximately $498 in gross profit from 2004 to 2005, as previously mentioned. Again, the transfer of Universal Systems from San Jose to Singapore saved the Company certain fixed costs, such as $92 in salaries, $110 in equipment and office rental, utilities and insurance costs, and $16 in professional and audit fees. This operation is currently being operated by existing Singapore Distribution personnel. General and administrative expenses as a percentage of sales dropped from 14.7% in 2004 to 9.3% in 2005, while selling expenses as a percentage of sales fell from 5.6% to 2.9%, mainly due to the significant 89.7% rise in sales from 2004 to 2005. The Manufacturing operation in Singapore managed to handle the increase in sales with its existing headcount and outsourced some projects so as to maintain a lean workforce, thus able to operate at lower overhead.

Corporate contributed to the improvement in operating income by going from a loss of $29 in 2004 to an income of $126 in 2005, an improvement of $155. The corporate office reimbursed its operating expenses by imposing a fee to all subsidiaries based on a fixed percentage of total revenue. The upswing in sales in Singapore Manufacturing resulted in collected fees greater than Corporate’s operating expenses despite a decrease of 20% in allocation charges on all subsidiaries. Further helping was the reduction of $45 in corporate officers’ bonuses in 2005, as bonus criteria went unmet.

Partly offsetting this rise in income from operations was deterioration in income from operations in the Testing segment. The Testing segment went from an operating income of $282 in 2004 to $151 in 2005, a loss of $131. Contributing to this decline was a lower margin generated by the Malaysia operation, as mentioned earlier, resulting in an inability to cover its fixed and semi-fixed expenses such as printing and stationary, insurance, upkeep of office, and non-capitalized assets in the amount of $94, and staff salaries in the amount of $205. Additionally, at the initial set-up of the Malaysia operation, certain new costs were incurred, such as $15 in legal fees for acquisition and $12 in statutory fees for the disclosure to meet SEC requirements. Furthermore, more traveling was needed by Singapore personnel in order to set up this new testing operation. Also contributing to the decrease in operating income in the Testing segment was a fall in burn-in services in the Thailand operation, dropping sales by $184 from $1,680 in 2004 as the semiconductor market in Thailand weakened. This drop in sales made the operation unable to cover certain fixed and semi-fixed costs, resulting in a $61 decline in the operating profit of $223 the previous year. Although the customer ended up paying promptly, there was a provision for doubtful debts of $29 in the second quarter of 2005 in the Testing operation in Southeast Asia as we were in the process of synchronizing the billing function with said customer.

Further offsetting the rise in operating income was a decline in the Distribution segment, which went from an income from operations of $21 in 2004 to a loss from operations of $83 in 2005. Primarily responsible for this deterioration in results was the Singapore Distribution operation, which had a lower margin in 2005 due to a change in product mix, as previously mentioned, negatively impacting the gross profit by $28 compared to the gross profit of $531 in 2004. The drop in sales in the Singapore Distribution operation resulted in an inability to cover certain fixed and semi-fixed costs such as salaries, rental, depreciation, insurance, and others. As a result, selling expenses as a percentage of sales increased from 9% in 2004 to 20.3% in 2005 in this operation. Salaries increased by $72 due to expansion of the operation, but at the current level of new sales as an agent, the margin was insufficient to cover the salary and rental costs. We anticipate that the Singapore Distribution operation will continue to search for products with a higher margin. Finally, commissions increased by $89 in 2005 due to an increase in sales of commissionable equipment, and this same operation had commissionable income of $55 in 2004 and none in 2005.

Interest Expense

The interest expenses for the first three quarters of 2005 and 2004 were as follows:

(In Thousands, unaudited)	YTD 2005	YTD 2004
Interest expense	$(137)	$(95)

Interest expense increased by $42 from 2004 to 2005, mainly due to higher usage of credit line facilities in the Singapore operation, incurring higher interest expenses of $63. These were somewhat offset by a decrease of $17 in capitalized lease interest and $4 in miscellaneous interest.

Other Income

Other income for the first three quarters of 2005 and 2004 were as follows:

(In Thousands, unaudited)	YTD 2005	YTD 2004
Other income	$191	$263

Other income decreased by $72 from 2004 to 2005. Contributing to this decline was a gain on marketable securities of $115 after the Malaysia subsidiary disposed of all investments and subsequently exited the market in 2004, whereas no such transaction took place in 2005. There was lower interest income of $8 and lower dividend income of $5, both in the Malaysia subsidiary, and a decrease in miscellaneous income of $2. This was somewhat offset by an increase in rental income of $34 due to the leasing out of factories in Ireland and Malaysia, and $24 in recovered debts in the Thailand operation.

Income Tax

Current income tax expense for the first nine months of 2005 was approximately $25, a decrease of $15 compared to the income tax provision of $40 in the first nine months of 2004. There was a provision for income tax of $95 in one of the Singapore operations due to the higher profits of $830 generated during the first nine months of 2005 as compared to $31 during the first nine months of 2004; a provision for income tax of $21 in the Thailand operation due to a taxable profit of $75 during the first nine months of 2005; an advance tax payment of $8 incurred in the Malaysia operation for 2005 and recognition of a deferred tax liability of $16 in Singapore. These offset the recoverable tax of $68 and $47 in the Singapore and Malaysia operations, respectively, during the first nine months of 2005. Because of the different income tax jurisdictions, the taxable income generated in foreign countries will not offset the net loss generated in the U.S. and the other separate entity in the same location. Therefore, we generally incur certain income tax expenses in any fiscal year.

Net Income

As a result of all of the factors analyzed above, the net income attributable to common shares for the first nine months of 2005 was approximately $159, which represented an increase of $38 in 2005 from a net income of approximately $121 in 2004 attributable to common shares for the first nine months of 2004. Consequently, basic earnings per share for 2005 increased by $0.01 from earnings per share of $0.04 in 2004 to $0.05 per share in 2005. Diluted income per share for 2005 was $0.05 per share, which increased from $0.04 per share in 2004.

Liquidity and Capital Resources

Though the working capital (defined as current assets minus current liabilities) of $4,930 as of March 31, 2005 represented a decrease of $1,954, or 28.4%, compared to working capital of $6,884 as of June 30, 2004, mainly due to a drop in cash and short-term deposits during the nine months ended March 31, 2005, the bulk of it was used for long-term investment purposes. The Company acquired fixed assets of $1,126 located in the new burn-in operation in Malaysia and $1,497 for the purchases of a new plant and machinery in Malaysia and Singapore to meet the new customer’s requirements.

The current ratio (defined as current assets divided by current liabilities) was 1.95 as of March 31, 2005 compared to 2.27 as of June 30, 2004. We believe that the Company still has the ability to maintain positive working capital and strong liquidity in the near future.

Management believes the Company has the economic wherewithal to satisfy any short-term funding for several reasons. Our current ratio remains positive at 1.95 as of March 31, 2005. Currently, the Singapore operations are financed using short-term loans and lines of credit, which are sufficient to meet their needs. Furthermore, the manufacturing operation in San Jose, California, which consistently showed a loss, was moved to Singapore and is being operated by the existing Singapore Distribution personnel. We anticipate that the relocation will ease the need for working capital used to finance that operation. In addition, the Company followed closely on the collection of debts and cashflow, especially in the Malaysia operation, on long outstanding debts.

We anticipate that the short-term funding required in the near future will be for the purchase of other equipment for new products and renovation of approximately $246 and $494, respectively, both of which 32% has already been paid as upfront payment. In addition, our working capital was tied up due to credit terms extended to a new customer which were longer than the credit terms extended to us from our supplier. Conversely, the Singapore Testing operation required funds of $254 to set up additional facilities for the burn-in services of an increasingly popular new type of microprocessor chips. We were able to finance this capital expenditure with our existing term loan.

The Company’s credit rating provides ready and ample access to funds in global capital markets. At March 31, 2005, the Company had available short-term lines of credit totaling $7,145 of which $6,978 was unused.

Entity with Facility	Type of	Interest	Credit	Unused
Trio-Tech Malaysia	Line of Credit	7.00%	$107	$91
Trio-Tech Bangkok	Line of Credit	6.75%	102	102
Trio-Tech Singapore	Line of Credit	5.5 to 6.0%	6,936	6,785

			$7,145	$6,978

The Company procured a long-term loan of $683 during the nine months ended March 31, 2005 to convert three of the existing facilities in the Singapore Testing operation to handle the burn-in process of the new type of microprocessor chips, so as to improve cost effectiveness. The Company has a loan of approximately $350 upon which the Company has yet to draw.

There were no other capital commitments except those that were disclosed as of March 31, 2005.

Net cash provided by operating activities during the nine months ended March 31, 2005 was $373, reflecting a decrease of $729, compared to net cash of $1,102 provided by operating activities during the nine months ended March 31, 2004. Cashflow from operating activities decreased mainly due to an increase in accounts receivable, other receivables, and other factors, and a decrease in minority interest, accounts payable and accrued expenses which amounted to approximately $1,367. This was offset with a decrease in gain on disposal of marketable securities of $114 after the Malaysia subsidiary disposed of all investments and subsequently exited the market in 2004, while no such event occurred in 2005, a decline in non-cash adjustments such as depreciation and amortization of $210, together with other factors of $314, giving a net decrease of $729.

The increase in accounts receivable of $143 was mainly attributable to higher sales for the Manufacturing and Testing segments in Southeast Asia during the first nine months of fiscal 2005 as compared to the first nine months of fiscal 2004. Sales for these operations for the nine months ended March 31, 2005 were $19,650, which increased by 40.9% as compared to the sales for the nine months ended March 31, 2004. At the same time, the operations in Southeast Asia improved their efficiency in collection, and the Malaysia operation placed more focus on collection of long overdue debts. The Malaysia operation did not need to make the same effort last year as it was inactive. Hence, the accounts receivable turnover index (defined as net sales divided by average ending accounts receivable less bad debt allowance) increased from 5.07 times at March 31, 2004 to 6.93 times at March 31, 2005.

Other receivables had a positive change of $48 at March 31, 2005, mainly due to increases in tax recoverable amounts and sundry deposits in Southeast Asia for the prior period. Other assets decreased by $414 at March 31, 2005 mainly due to the non-cash transactions for the capitalization of property, plant and equipment of $92, previously placed as a deposit for the Malaysia operation, and an advance payment of fixed assets in Singapore in the amount of $365 paid in 2004. This was offset by the Company’s deposits placed for additional rental of factory and utilities in the Malaysia operation.

Minority interest decreased by $73 as of March 31, 2005 as compared to March 31, 2004, due to share of loss before taxation in the Malaysia operation of $17 during the nine months ended March 31, 2005. There was a share in profit before taxation of $56 in the same operation during the nine months ended March 31, 2004.

Accounts payable and accrued expenses as of March 31, 2005 decreased by $710 over March 31, 2004 mainly due to $613 in materials purchased in the Singapore Manufacturing operation compared to $1,323 in the same period last year. This decrease was due to increased inventories in Q3 2005. This offset the higher finished goods and raw materials of $576 purchased by the Singapore Distribution operation and fixed assets purchase of $71 by the Malaysia and Thailand operations towards the end of the third quarter. During the same period last year, Singapore Manufacturing had large orders for purchases of materials due to an increase in backlog at March 31, 2004. The decrease in accounts payable was more than enough to offset the increase in accrued expenses. The factors that contributed to the increase in accrued expenses were mentioned earlier.

We sold the investment in marketable securities during the first quarter of fiscal 2004 and realized a gain of $114 on disposal of the investment. There was no such gain during the first nine months of fiscal 2005 as we had exited the market in 2004. In addition, the Company incurred higher depreciation by $139, which derived from fixed assets located in the new burn-in operation in Malaysia and the purchases of new plant and machinery in Malaysia and Singapore to meet the new customer’s requirements. On the other hand, the Singapore Testing operation converted three of its existing facilities to handle the burn-in process of the new type of microprocessor chips, thereby incurring higher depreciation expenses on renovation. The additional amortization costs of $71 in customer relationship intangible during the first nine months of fiscal 2005 was derived from the newly acquired testing operation in Malaysia at the beginning of fiscal 2005.

Net cash used in investing activities during the nine months ended March 31, 2005 was $116, reflecting a decrease of $1,065 compared to $1,181 during the nine months ending March 31, 2004. The investment in short-term deposits as of March 31, 2005 decreased by $3,386 from March 31, 2004, due to the decrease of $2,958 from the proceeds from sales of short-term deposits and higher payment of $428 for maturing short-term deposits. These short-term deposits were used for multiple purposes. The Company paid the audit and legal fees of $115 for the 2004 year-end audit; 2004 final dividends of $54 went to the minority interest in Malaysia; tax payments of $101 were paid during the nine months ended March 31, 2005 in the Singapore and Ireland operations; and the acquisition of the new testing operation in Malaysia for $1,126 took place, which included the customer relationship intangibles of $482. There was a payment of 2004 annual wages and performance incentives of $218 in the Southeast Asia operations during the first nine months of fiscal 2005. The Malaysia operation also placed $88 with the landlord and utilities vendor, as a deposit for the rental of the factory and for the high usage of utilities. Short-term deposits were also used to invest in capital expenditure in the Southeast Asia operations to meet our new customer’s requirements, with an increase of $930 during the nine months ended March 31, 2005. During the same period last year, the capital expenditure increased by $269, mainly due to the acquisition of burn-in systems and the extension of a building in the Southeast Asia operations. The increase in capital expenditure of $930 during the nine months ended March 31, 2005 was mainly due to the renovation of facilities of $755 in the Singapore Testing operation, which converted three of its existing facilities to handle the burn-in process of the new type of microprocessor chips. Other fixed asset purchases included office equipment and machinery by the Southeast Asia operations.

There was an acquisition of business in Malaysia which amounted to $1,218 at the beginning of fiscal 2005 and none in the same period last year. Out of the $1,218, $92 related to the deposit for the acquisition paid in 2004 and $395 related to the payment for a bank guarantee note, which matured on December 31, 2004. In addition, we realized the investment in marketable securities with proceeds of $555 in the first quarter of fiscal 2004 and there were no proceeds on disposal of marketable securities during the nine months ended March 31, 2005, as we exited the market in 2004. The lower investments in short-term deposits offset the lower proceeds from disposal of marketable securities and lower proceeds of $101 from sales of equipment, the higher capital expenditure incurred and additional investments in Malaysia.

Net cash used in financing activities during the nine months ended March 31, 2005 was $398 compared to $332 at March 31, 2004. The difference of $66 was due to lower net payments on lines of credit of $156 and lower payments of debts and capitalized leases of $580 during the nine months ended March 31, 2005. These offset the lower proceeds of $407 from long-term loans, which were used to finance the working capital, as well as some of the capital expenditure in Singapore during the nine months ended March 31, 2005; and a higher payment of $395 for a bank guarantee note for the acquisition mentioned earlier.

Approximately $752 of cash deposits as of March 31, 2005 was held in the Company’s 55% owned Malaysian subsidiary. Of such amount, $593 was denominated in the currency of Malaysia, of which $137 is currently available for movement to overseas, as authorized by the Central Bank of Malaysia. There are additional amounts available for distribution as dividends (after making deductions for income tax) pursuant to Malaysian regulations.

Corporate Guarantee Arrangement

The Company provides a corporate guarantee to one of its subsidiaries in Southeast Asia of approximately $1,514 to secure a term loan from a bank to finance the operations of such subsidiary. With the strong financial position of the subsidiary company, the Company believes this corporate guarantee arrangement will have no material impact on its liquidity or capital resources.

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

In December 2004, the FASB announced that SFAS No. 123R (revised December 2004), “Share-Based Payment,” sets accounting requirements for “share-based” compensation to employees, including employee-stock-purchase-plans (ESPPs) and provides guidance on accounting for awards to non-employees. This Statement will require the Company to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. For public entities, this Statement is effective for the first fiscal year beginning after June 15, 2005. Accordingly, the Company will adopt this Statement beginning July 1, 2005. The Company is currently assessing the financial impact of implementing SFAS No. 123R on our consolidated financial statement.

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

In December 2004, the FASB issued FASB Staff Position No. FAS109-1 (FSP FAS 109-1), “Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” FSP FAS 109-1 clarifies that the deduction will be treated as a “special deduction” as described in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” As such, the special deduction has no effect on deferred tax assets and liabilities existing at the date of enactment. The impact of the deduction will be reported in the period in which the deduction is claimed. The Company is currently assessing the financial impact of implementing FSP FAS 109-1 on our consolidated financial statements.

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

The interest on our loans, capitalized leases and lines of credit range from 4.19% to 7.1% per annum. As of March 31, 2005, the outstanding aggregate principal balance on these loans, capitalized leases and lines of credit was approximately $1,742. These interest rates are subject to change and we cannot predict an increase or decrease in rates, if any.

Foreign Currency Exchange Rate Risk. Although the majority of our sales, cost of manufacturing and marketing are transacted in U.S. dollars, significant portions of our revenues are denominated in Singapore and Euro dollars, Malaysian ringgit, Thai Baht and other currencies. Consequently, a portion of our costs, revenues and operating margins may be affected by fluctuations in exchange rates, primarily between the U.S. dollar and such foreign currencies. We are also affected by fluctuations in exchange rates if there is a mismatch between our foreign currency denominated assets and liabilities. Foreign currency translation adjustments resulted in an increase of $214 and $242 to shareholders’ equity for the nine months ended March 31, 2005 and 2004, respectively.

We try to reduce our risk of foreign currency fluctuations by purchasing certain equipment and supplies in U.S. dollars and seeking payment, when possible, in U.S. dollars. However, we may not be successful in our attempts to mitigate our exposure to exchange rate fluctuations. Those fluctuations could have a material adverse effect on the Company’s financial results.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2005, the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective. During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

(a) Exhibits

31.1	Rule 13a-14(a) Certification of Principal Executive Officer of Registrant

31.2	Rule 13a-14(a) Certification of Principal Financial Officer of Registrant

32	Section 1350 Certification.

(b) Reports on Form 8-K/A

The Registrant filed the following reports on Form 8-K/A with the Securities and Exchange Commission during the third quarter ended March 31, 2005:

Form 8-K/A, filed May 9, 2005 (with date of earliest event reported July 1, 2004) reporting under Item 5.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIO-TECH INTERNATIONAL

By:	/s/ Victor H.M. Ting

VICTOR H.M. TING
Vice President and Chief Financial Officer (Principal Financial Officer) Dated: May 13, 2005