Form 10-K
period 2005-06-30
TRIO TECH INTERNATIONAL
filed 2005-09-27
CIK 732026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2005
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
None
          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K. ☐
          Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
          Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☑
          The aggregate market value of voting stock held by non-affiliates of Registrant, as of December 31, 2004 was approximately $14.7 million (based upon the last sales price for shares of Registrant’s Common Stock as reported by the AMEX on December 31, 2004, the last business day of the Company’s most recently completed second fiscal quarter). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock (including shares with respect to which a holder has the right to acquire beneficial ownership within 60 days) have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
     The number of shares of Common Stock outstanding as of September 12, 2005 was 2,995,992.

TRIO-TECH INTERNATIONAL
INDEX

		Page
	Part I
Item 1	Business	3
Item 2	Properties	9
Item 3	Legal Proceedings	11
Item 4	Submission of matters to a vote of security holders	11

	Part II

Item 5	Market for registrant’s common equity, related stockholder matters and Issuer Purchases of Equity Securities	12
Item 6	Selected financial data	14
Item 7	Management’s discussion and analysis of financial condition and results of operations	15
Item 7A	Quantitative and qualitative disclosures about market risk	36
Item 8	Financial statements and supplementary data	37
Item 9	Changes in and disagreements with accountants on accounting and financial disclosure	38
Item 9A	Controls and Procedures	38
Item 9B	Other Information	38

	Part III

Item 10	Directors and executive officers of the registrant	38
Item 11	Executive compensation	38
Item 12	Security ownership of certain beneficial owners and management and related stockholder matters	38
Item 13	Certain relationships and related transactions	38
Item 14	Principal Accountant Fees and Services	38

	Part IV

Item 15	Exhibits and Financial Statement Schedules	38

Signatures		42
Exhibits		43
	Report of Independent Registered Public Accounting Firm	47

	Consolidated Balance Sheets as of June 30, 2005 and 2004	48

	Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended June 30, 2005, 2004 and 2003	49

	Consolidated Statements of Shareholders’ Equity for the Years Ended June 30, 2005, 2004 and 2003	50

	Consolidated Statements of Cash Flows for the Years Ended June 30, 2005, 2004 and 2003	51

	Notes to Consolidated Financial Statements	52
EXHIBIT 10.36
EXHIBIT 10.37
EXHIBIT 10.38
EXHIBIT 10.39
EXHIBIT 10.40
EXHIBIT 23.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

TRIO-TECH INTERNATIONAL
PART I
NOTE CONCERNING FORWARD-LOOKING STATEMENTS
The discussions of Trio-Tech International’s (the “Company”) business and activities set forth in this Form 10-K and in other past and future reports and announcements by the Company may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and assumptions regarding future activities and results of operations of the Company. In light of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the following factors, among others, could cause actual results to differ materially from those reflected in any forward-looking statement made by or on behalf of the Company: market acceptance of Company products and services; changing business conditions or technologies and volatility in the semiconductor industry, which could affect demand for the Company’s products and services; the impact of competition; problems with technology; product development schedules; delivery schedules; changes in military or commercial testing specifications which could affect the market for the Company’s products and services; difficulties in profitably integrating acquired businesses, if any, into the Company; risks associated with conducting business internationally and especially in Southeast Asia, including currency fluctuations and devaluation, currency restrictions, local laws and restrictions and possible social, political and economic instability; and other economic, financial and regulatory factors beyond the Company’s control. The occurrence of a tsunami in Asia and Hurricane Katrina in the Southern part of North America had an indirect impact on the Company. World-wide oil prices increased again right after Hurricane Katrina, which caused companies to incur higher costs. We believe customers will tighten their spending and the demand for electronic products and semiconductor equipment will decline. This chain effect will hit the Company’s business gradually in the future. See the discussions elsewhere in this Form 10-K, including under the heading “Certain Risks That May Affect Our Future Results”, for more information. In some cases, you can identify forward-looking statements by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” “believes,” “can impact,” “continue,” or the negative thereof or other comparable terminology.
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
With more than 47 years dedicated to the semiconductor and related industries, we have applied our expertise to our global customer base in test services, design, engineering, manufacturing, and distribution.
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
The Company operates in three business segments: Testing Services, Manufacturing and Distribution. The financial information on the measurement of profit or loss and total assets for the three segments as well as geographic areas information can be found under management’s discussion and analysis of results of operations and financial conditions, as well as in the financial statements included in this report. The working capital requirements of the Company are covered under management’s discussion and analysis of business outlook, liquidity and capital resources.
We currently operate four testing facilities, one in the United States and three in Southeast Asia. These facilities provide customers with a full range of testing services, such as burn-in and product life testing for finished or packaged components. Subsequent to the end of fiscal 2005, we decided to close our testing facility in Dublin, Ireland as the operation generated cash flow only from renting out the property and had not generated cash flow from testing services for the past three years. This contradicts the Company’s objective in running a business. The customers and employees of the Ireland operation were informed of the closure subsequent to the end of fiscal 2005. In August 2005, the Company established a restructuring plan and estimated that the reasonable costs for completing the closure of the operation in Dublin would be approximately $450. Of this total, $350 would be related to one-time severance-related expenses, and the remaining approximately $100 would be related to facilities-related expenses. Conversely, we intend to acquire a burn-in testing division in China dealing with the testing of semiconductor components. We intend to proceed with the acquisition subject to the satisfaction of certain conditions (including without limitation satisfactory results from the due diligence examination and the execution of a definitive Sales and Purchase Agreement).
Our Manufacturing segment manufactures “Artic Temperature Controlled Wafer Chucks”, which are used for test, characterization and failure analysis of semiconductor wafers, “Wet Process Stations”, which wash and dry wafers at a series of 100 to 300 additional processing steps after the etching or deposition of integrated circuits, and other microelectronic substrates in what is commonly called the “front-end”, or creation of semiconductor circuits. Additionally, we also manufacture centrifuges, leak detectors, HAST (Highly Accelerated Stress Test) systems and “burn-in” systems that are used primarily in the “back-end” of the semiconductor manufacturing process to test finished semiconductor devices and electronic components.
Our Distribution segment operates primarily in Southeast Asia. This segment markets and supports distribution of the Company’s own manufactured equipment in addition to distributing complementary products from other manufacturers that are used by the Company’s customers and other semiconductor and electronics manufacturers. We expanded the distribution business to include a strategic business unit mainly to serve as a distributor of electronic components to customers.
Company History

1958	Incorporated in California.

1976	The Company formed Trio-Tech International Pte. Ltd. in Singapore.

1984	The Company formed the European Electronic Test Center (EETC), a Cayman Islands domiciled subsidiary, to operate a test facility in Dublin, Ireland.

1985	The Company’s Singapore subsidiary entered into a joint-venture agreement, Trio-Tech Malaysia, to operate a test facility in Penang.

1986	Trio-Tech International listed on the NASDAQ Small Cap market under the symbol TRTC.

1988	The Company acquired the Rotating Test Equipment Product Line of Genisco Technology Corporation.

1990	Trio-Tech International acquired Express Test Corporation in California.
Trio-Tech Malaysia opened a new facility in Kuala Lumpur.

1992	Trio-Tech Singapore opened Trio-Tech Bangkok, Thailand.
Trio-Tech Singapore achieved ISO 9002 certification.

1994	Trio-Tech Malaysia started a new components assembly operation in Batang Kali.

1995	Trio-Tech Singapore achieved ISO 9001 certification.

1997	In November 1997, the Company acquired KTS Incorporated, dba Universal Systems of Campbell, California.

1998	In September 1998, the Company listed on AMEX under the symbol TRT.

2000	Trio-Tech Singapore achieved QS 9000 certification.
Trio-Tech Malaysia closed its facility in Batang Kali.

2001	The Company divested the Rotating Test Equipment Product Line.
Trio-Tech Malaysia closed its facility in Kuala Lumpur.

2003	Trio-Tech Singapore opened a sales office in China known as Trio-Tech (Suzhou) Co. Ltd.
Trio-Tech Malaysia scaled down its facility in Penang.

2004	The Company moved its Wet Process Station manufacturing from Campbell, California to Singapore.
Trio-Tech Test Services Pte. Ltd. was renamed Universal (Far East) Pte. Ltd.
Trio-Tech Malaysia acquired a burn-in testing division in Petaling Jaya.

2005	Trio-Tech Singapore, Trio-Tech Malaysia and Trio-Tech Bangkok achieved ISO 9001 : 2000 certification.
Trio-Tech Singapore, Trio-Tech Malaysia and Trio-Tech Bangkok achieved ISO/TS16949 : 2002 certification.

Background
The Semiconductor Industry Association (SIA) president noted that the United States GDP (gross domestic product) has been an excellent bellwether for the global semiconductor industry. The Commerce Department reported 2005 second-quarter GDP growth of 3.4 percent – an indication of continued strength in the U.S. economy and a very good sign for the semiconductor industry. The SIA also reported that most major end markets for microprocessor chips – including personal computers, wireless handsets, automotive applications, and wired communications – saw unit sales substantially above expectations in the second quarter of 2005. Semiconductor manufacturing capacity utilization rose in the same quarter, and recent reports indicate utilization rates will continue to increase in the third quarter of 2005.
However, recent reports showed that the demand for high-end semiconductor equipment has slowed down. Semiconductor Equipment and Materials International (SEMI), the global trade association, forecasted that following the robust 67.2% market expansion in 2004, the high-end equipment market will decline 12.1% to $32.6 billion in 2005. Its forecast indicates the market will grow at a single-digit rate in 2006 but resume double-digit growth over the next two years to reach $44.3 billion in 2008. The regions exhibiting the strongest performance versus last year include Europe, Korea and North America. Billings were lower compared to this same period last year in Japan, China and Taiwan.
Testing Services
We own and operate facilities that provide testing services for semiconductor devices and other electronic components to meet the requirements of military, aerospace, industrial and commercial applications. Testing services represented approximately 46%, 47% and 45% of net sales for the fiscal years ended June 30, 2005, 2004 and 2003, respectively.
The Company uses its own proprietary equipment for certain burn-in, centrifugal and leak tests, and commercially available equipment for various other environmental tests. The Company conducts the majority of its testing operations in Southeast Asia with facilities in Singapore, Malaysia and Thailand. All of the facilities in Southeast Asia are ISO 9002, QS 9000 and TS 16949 certified. Subsequent to the fiscal year end the Company decided to close its testing facility in Dublin, Ireland as the operation did not generate cash operationally for the past three years. The Company will then exit the Ireland market for the immediate future.
The testing services are used by manufacturers and purchasers of semiconductors and other entities who either lack testing capabilities or whose in-house screening facilities are insufficient for testing devices to meet military or certain commercial specifications. Customers use third party test services to accommodate fluctuations in output or to benefit from economies that can be offered by third party service providers. For those customers with adequate in-house capabilities, we offer testing services for their “overflow” requirements and also provide independent testing verification services.
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
Manufacturing Products
The Company designs, develops, manufactures and markets equipment for the manufacturing and testing of semiconductor wafers, devices and other electronic components. Revenue from the sale of products manufactured by the Company represented approximately 42%, 37% and 22% of net sales for the fiscal years ended June 30, 2005, 2004 and 2003, respectively.
Front-End Products
Wet Process Stations
Wet Process Stations are used for cleaning, rinsing and drying semiconductor wafers, magnetic disks, flat panel displays and other microelectronic substrates. After the etching or deposition of integrated circuits, wafers are typically sent through a series of 100 to 300 additional processing steps. At many of these process steps, the wafer is washed and dried using Wet Process Stations. This product line includes manual, semi-automated and automated wet process stations, and features radial and linear robots, state-of-the-art PC touch-screen controllers and sophisticated scheduling and control software. The Wet Process Station is currently manufactured in Singapore.

Artic Temperature Controlled Wafer Chucks
The Artic Temperature Controlled Chucks are used for test, characterization and failure analysis of semiconductor wafers and other components at accurately controlled hot and cold temperatures. Several models are available with temperature ranges from -65°C to +400°C and in diameters from 4 to 12 inches. The finished wafer is put through a series of tests using the Artic Temperature Controlled Chucks in which each separate integrated device on the wafer is tested at accurately controlled temperatures for functionality. After testing, the wafer is “diced” or cut up, and each die is then placed into packaging material, usually plastic or ceramic, with lead wires to permit mounting onto printed circuit boards. These systems provide excellent performance to meet the most demanding customer applications. Several unique mechanical design features, for which patents have been granted, provide excellent mechanical stability under high probing forces and across temperature ranges.
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
The Company manufactures the COBIS II burn-in system which offers state-of-the-art dynamic burn-in capabilities and a Windows-based operating system with full data logging and networking features. We also offer burn-in boards for our BISIC, COBIS and COBIS II burn-in systems and other brands of burn-in systems. Burn-in boards are used to mount devices during high temperature environmental stressing.
The Company developed several new products to complement the burn-in processes, including semi-automatic (LUBIBM) and automatic burn-in board loaders and unloaders (LUBIB). These products are designed to perform precise, high-speed transfer of IC packages from the semiconductor holding tray to the burn-in board, or vice-versa, while maintaining the integrity of the IC’s leads. Burn-in-board cleaning systems (CUBIB) are designed to perform wet or dry cleaning for burn-in boards and other modular boards.
We build Smart Burn-In (SBI) electrical equipment and System Level Test (SLT) equipment which are used at the few final stages of testing these microprocessor devices. While providing integrated burn-in solutions, we presented total burn-in automation solutions to improve products’ yield, reduce process downtime and improve efficiency. In addition, the Company developed a cooling solution for high power heat dissipation semiconductor devices. This solution involves the cooling or maintaining of the temperature of high power semiconductor devices.
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
Distribution Activities
The Company’s Singapore subsidiary continues to develop its international distribution division. The distribution operation markets, sells and supports our products in Southeast Asia. In addition to our own products, this operation also distributes complementary products from other manufacturers based in the United States, Europe, Japan and other countries. These products are widely used by high quality and volume production manufacturers in the semiconductor and electronic industries. The products include environmental chambers, shaker systems, handlers, interface systems, vibration systems, solderability testers and other manufacturing products. Revenue from distribution activities represented approximately 12%, 16% and 33% of net sales for the years ended June 30, 2005, 2004 and 2003, respectively.
During fiscal 2005, our Singapore Distribution operations participated in three of Asia’s most important events for the electronics manufacturing, semiconductor, materials and services industries — Globaltronics 2004, Global Entrepolis 2004, and Semicon Singapore 2005. These events created business opportunities for small to medium enterprises to interact with some of the most successful and innovative companies. We exchanged ideas about the latest and newest innovations, emerging technology and business opportunities. Participation at these shows placed us in an international arena where we were able to showcase our Wet Process Station, latest component products, and our best seller, the Temperature Test Chamber.
Our distribution activities were very much focused on markets in Asia, such as Taiwan, Singapore and China. We moved quickly to take advantage of China’s strong economic growth and its robust development in the electronics manufacturing industries. Many of these major customers had set up facilities in China and needed test equipment for their quality control. These customers presented excellent opportunities for Universal’s test products. With more equipment sold, the need for after-sales installation, equipment servicing contracts and spare parts became a natural add-on for Universal’s field service team. The components division, a newly created strategic business unit, signed a distributorship agreement with a component manufacturer in Asia to distribute their entire range of components. We also continued to supply test sockets from an American company specializing in interconnects.
Product Research and Development
We decreased our research and development costs in our U.S. operation. The Company incurred research and development costs of $93,000 in fiscal 2005, $117,000 in fiscal 2004 and $121,000 in fiscal 2003.
Research and development efforts for our U.S. operation will consist of minor product improvements. The HAST software will be converted to a Windows based operating system and the ARTIC chiller units will be evaluated for upgrades that are inline with state of the art heat removal and pump technology.
Marketing, Distribution and Services
The Company markets its products and services worldwide, directly and through independent sales representatives. We have approximately 8 independent sales representatives operating in the United States and another 16 in various foreign countries. Of the 24 sales representatives, 3 represent the Distribution segment and the others represent the Manufacturing and Testing segments. Trio-Tech’s United States marketing efforts are coordinated from its California location. Southeast Asia marketing efforts are assigned to its subsidiary in Singapore. The Company advertises its products in trade journals and participates in trade shows.
Independent testing laboratories, users, assemblers and manufacturers of semiconductor devices, including many large well-known corporations, purchase the Company’s products and services. These customers depend on the current and anticipated market demand for integrated circuits and products utilizing semiconductor devices. In fiscal 2005, 2004, and 2003, sales of equipment and services to our three largest customers (Catalyst Semiconductor, Freescale Semiconductor and Advanced Micro Devices) accounted for approximately 72.2%, 51.8%, and 49.3%, respectively, of our net revenue. Our ability to maintain close, satisfactory relationships with our customers is essential to our stability and growth. The loss of or reduction or delay in orders from our significant customers, or delays in collecting accounts receivable from our significant customers, could adversely affect our financial condition and results of operations. During the fiscal year ended June 30, 2005, the Company had sales of $2,713,000 (11%), $6,805,000 (26%) and $9,054,000 (35%) to Catalyst Semiconductor, Freescale Semiconductor and Advanced Micro Devices, respectively. During the fiscal year ended June 30, 2004, the Company had sales of $2,853,000 (15%) and $7,074,000 (37%) to Catalyst Semiconductor and Advanced Micro Devices, respectively. During the fiscal year ended June 30, 2003, the Company had sales of $3,468,000 (17%) and $6,904,000 (33%) to Catalyst Semiconductor and Advanced Micro Devices, respectively.

Backlog
The following table sets forth the Company’s backlog at the dates indicated (amounts in thousands):

	June 30,	June 30,
	2005	2004
Manufacturing backlog	$882	$3,440

Testing service backlog	7,402	4,058

Distribution backlog	1,099	852

	$9,383	$8,350

Based upon past experience, the Company does not anticipate any significant cancellations or renegotiation of sales. If there is any cancellation of a confirmed purchase order, the customer is required to reimburse the Company for all costs that were incurred. The purchase orders for manufacturing, testing and distribution require delivery within 12 months from the date of the purchase order. The Company does not anticipate any difficulties in meeting delivery schedules.
Materials and Supply
The Company’s products are designed by its engineers and are assembled and tested at its facilities in California and Singapore. We purchase all parts, and certain components, from outside sources for assembly by the Company. We have no written contracts with any of our key suppliers. As these parts and components are available from a variety of sources, the Company believes that the loss of any one of our suppliers would not have a material adverse effect on its business taken as a whole.
Competition
There are numerous testing laboratories in the areas in which the Company operates that perform a range of testing services similar to those offered by the Company. However, recent severe competition and attrition in the Asian test and burn-in services industry have reduced the total number of the Company’s competitors. Since the Company has sold and will continue to sell its products to competing laboratories, and other test products are available from many other manufacturers, the Company’s competitors can offer the same testing capabilities. This equipment is also available to semiconductor manufacturers and users who might otherwise use outside testing laboratories, including the Company, to perform environmental testing. The existence of competing laboratories and the purchase of testing equipment by semiconductor manufacturers and users are potential threats to the Company’s future testing services revenue and earnings. Although these laboratories and new competitors may challenge the Company at any time, the Company believes that other factors, including its reputation, long service history and strong customer relationships are more important than pricing factors in determining the Company’s position in the market.
The Distribution segment sells a wide range of testing products. The Company saw that the equipment, components trading and equipment servicing markets are key growth areas in Asia and hence focused its marketing on Asia. As the semiconductor equipment industry is highly competitive, the operation faces stiff price competition if the equipment is sold piecemeal. Thus, “Add value” has been a key phrase in the Company’s sales mission for the past year. It shall continue to dominate as the key focal point as we offer integrated solutions which draw on the strengths of our technical specialists who have undergone intensive training with our vendors. Using Singapore as the manufacturing base, equipment is brought into Singapore from various vendors, and depending on customers’ specific requirements, is tested and system integrated before delivery and installation.
The demand for electronic components was relatively strong in Asia in the second quarter of fiscal 2005. Many Original Equipment Manufacturers (OEM) customers have been outsourcing for connectors and specialized sockets. However, as our target customers are mainly multinational contract manufacturers with a worldwide database of suppliers, the most commonly used components became extremely price competitive. The components division not only competed against similar products, but also with the direct online ordering system put in place by the vendors. However, such online competition is discounted as a minor competitive factor as we offer good credit facilities and maintain excellent business relationships with our long term customers.
The semiconductor equipment manufacturing industry is highly competitive and most of our competitors for such equipment are located in Asia. Some of our electronic device manufacturing customers in Asia increased their capital equipment in order to meet the increase in production capacity for electronic products. There can be no assurance that competition will not increase or that the Company’s technological advantages may not be reduced or lost as a result of technological advances by competitors or changes in semiconductor processing technology.
We believe that the principal competitive factors in the manufacturing industry include product performance, reliability, service and technical support, product improvements, price, established relationships with customers and product familiarity. The Company makes every effort to compete favorably with respect to each of these factors. Although the Company has competitors for its various products, the Company believes its products compete favorably with respect to each of these factors in the markets in which it operates. The Company has been in business for more than 47 years and has facilities mostly in Asia. The Company believes those factors have combined not only to help establish long-term relationships with customers but also to allow it to continue to do business with customers upon their relocation to other regions in which the Company conducts business.
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
In fiscal 2003, 2004 and 2005 the Company did not register any patents within U.S.
It is typical in the semiconductor industry to receive notices from time to time alleging infringement of patents or other intellectual property rights of others. The Company does not believe that it infringes on the intellectual property rights of others. However, should any claims therefore be brought against the Company, the cost of litigating such claims, and any damages that may result therefore, could materially and adversely affect our business, financial condition or results of operations.
Employees
As of June 30, 2005 the Company had approximately 14 employees in the United States, 443 in Southeast Asia and 10 in Ireland for a total of approximately 467 employees. None of the Company’s employees are represented by a labor union. As of June 30, 2005, there were approximately 350 employees in the testing segment, 67 employees in the manufacturing segment, 48 in the distribution segment and 2 in Corporate. We anticipate that the Ireland operation will be closed before the end of the first quarter of fiscal 2006 and all the employees be terminated.
ITEM 2 – PROPERTIES
At this time, the Company believes that it uses about 74.6% of its fixed property capacity. The Company also believes that its existing facilities are under-utilized and are adequate and suitable to cover any sudden increase in the Company’s needs in the foreseeable future.
The following table sets forth information as to the location and general character of the principal Manufacturing and Testing facilities of the Registrant:

			Owned (O)
		Approx.	or Leased (L)
		Sq. Ft.	Expiration
Location	Principal Use/Segment	Occupied	Date
14731 Califa Street	Headquarters/	10,000	(L) Jan. 2008
Van Nuys, CA 9l411	Testing/Manufacturing

Abbey Road	Testing	18,400	(O) *4
Deansgrange Co.
Dublin, Ireland

1004, Toa Payoh North, Singapore	Testing	6,864	(L) Sept. 2006
HEX 07-01/07,

			Owned (O)
		Approx.	or Leased (L)
		Sq. Ft.	Expiration
Location	Principal Use/Segment	Occupied	Date
HEX 03-01/03,	Testing/Manufacturing	2,959	(L) Sept. 2006
HEX 03-16/17,	Testing	976	(L) Sept. 2006
HEX 01-08/15	Testing/Manufacturing	6,864	(L) Jan. 2006 *1
HEX 01-16/17	Testing	1,983	(L) Jan. 2006 *1
HEX 02-08/10,	Testing	2,959	(L) Aug. 2005*1
HEX 02-11/15	Testing	3,905	(L) Apr. 2008
HEX 04-17	Testing	1,006	(L) May. 2007
HEX 04-14/16	Testing	2,929	(L) May. 2007
HEX 03-08/10	Testing	2,959	(L) May. 2007
HEX 01/07-R1/R2	Testing	710	(L) Sept. 2006

1008, Toa Payoh North, Singapore
HEX 03-01/06,	Testing	7,345	(L) Feb. 2006 *1
HEX 03-09/17,	Logistics/Universal(FE)	6,099	(L) Jan. 2006 *1
HEX 01-08,	Transformer Room	603	(L) Jun. 2006 *1
HEX 07-17/18,	Testing	4,315	(L) Nov. 2006
HEX 07-01,	Testing	3,466	(L) Jan. 2007
HEX 02-17	Universal (FE)	832	(L) Jun. 2007
HEX 02-15/16	Universal (FE)	1,400	(L) Jul. 2007
HEX 01-09/11	Universal (FE)	2,202	(L) Jun. 2006 *1
HEX 03-07/08	Testing	1,765	(L) Nov. 2007

HEX 01-S3/S4	Power Substation	1,627	(L) Sept. 2006

Plot 1A, Phase 1	Subleased	42,013	(O) *2
Bayan Lepas Free Trade Zone
11900 Penang

327, Chalongkrung Road,	Testing	34,432	(O)
Lamplathew, Lat Krabang,
Bangkok 10520, Thailand

Lot No. B7, Kawasan MIEL	Vacant	24,142	(O) *3
Batang Kali, Phase II,
43300 Batang Kali
Selangor Darul Ehsan, Malaysia

Lot No. 11A, Jalan SS8/2,	Testing	19,334	(L) Jul. 2007
Sungai Way Free Industrial Zone,
47300 Petaling Jaya,
Selangor Darul Ehsan, Malaysia

Lot No. 4, Kawasan MIEL	Testing	14,432	(L) Nov. 2007
Sungai Way Baru Free Industrial
Zone, Phase III,
Selangor Darul Ehsan, Malaysia

No. 5, Xing Han Street, Block B	Testing	560	(L) Sept. 2007
#05-01/02, Room 6 Suzhou Industrial Park China 215021
Suzhou Industrial Park
China 215021

*1	With respect to the various leases that expire during fiscal 2006, the Company anticipates that the landlord will offer similar terms on each such lease at renewal and does not believe that material expenses will be incurred.
*2	The premises are subleased to a third party.

*3	The premises are currently vacant as the tenant has terminated the tenancy agreement in June 2005. The Company plans to lease or sell the property to a third party subsequent to the fiscal year. No agreement as to sale has been entered into nor has any purchaser for the premises been specifically named.

*4	The Company plans to close the Ireland operation and sell the property. No agreement as to sale has been entered into nor has any purchaser for the property been specifically named.
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
ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

PART II
ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND                   ISSUER PURCHASES OF EQUITY SECURITIES
     The Registrant’s common stock is traded on the American Stock Exchange under the symbol “TRT”. The following table sets forth, for the periods indicated, the range of high and low sales prices of our common stock as quoted by AMEX:

Quarter Ended	High	Low
Fiscal 2004
September 30, 2003	3.60	2.40
December 31, 2003	4.25	3.24
March 31, 2004	4.65	3.59
June 30, 2004	5.00	4.25

Fiscal 2005
September 30, 2004	4.45	3.45
December 31, 2004	4.98	3.25
March 31, 2005	5.00	3.53
June 30, 2005	4.00	3.50
The Company has never declared any cash dividends on its common stock. Any future determination as to cash dividends will depend upon the earnings and financial position of the Company at that time and such other factors as the Board of Directors may deem appropriate. California law prohibits the payment of dividends if the Company does not have sufficient retained earnings or cannot meet certain asset to liability ratios. The Company presently intends to sell the real property it owns in Ireland. However, as of the date of filing of this Annual Report, the Company has not entered into any agreement or letter of intent with respect thereto and thus does not know whether the property will be sold or, if so, the purchase price therefor or the net proceeds that may derive therefrom. Assuming that the Company sells the real property and that there are net proceeds therefrom, the Company may consider using the net proceeds therefrom for a variety of purposes, which may (but need not) include payment of a cash dividend. Due to the restrictions on the payment of dividends under California law, and based on the fact that the Company has no agreement to sell the property and thus cannot at this time analyze whether or not a dividend would be advisable or permitted under law, the Company is not able at this time to advise whether or not a cash dividend may be declared in the foreseeable future and there is no assurance that any dividend will be declared or paid or, if declared, the amount thereof. Aside from the possibility of the declaration of a dividend following sale of the Ireland property as described in this paragraph, it is anticipated that no dividends will be paid to holders of common stock in the foreseeable future. As of September 12, 2005, the Company had approximately 182 holders of its Common Stock.
The following table sets forth as of June 30, 2005, certain information regarding equity compensation plans of the Company:

EQUITY COMPENSATION PLAN INFORMATION
Plan Category	Number of	Weighted-average	Number of
	securities to be	exercise price of	securities
	issued upon	outstanding options	remaining available
	exercise of		for future issuance
	outstanding options		under equity
			compensation plans
			(excluding
			securities
			reflected in column
			(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
(1) Company’s 1988 Stock Option Plan	165,000	$3.44	135,000
(2) Directors Stock Option Plan	137,000	$3.63	163,000
Equity compensation plans not approved by security holders:	0	$0.00	0

Total	302,000	$3.53	298,000

ITEM 6 – SELECTED FINANCIAL DATA
(In thousands, except Earnings (Loss) per share)

	June 30,	June 30,	June 30,	June 30,	June 30,
	2005	2004	2003	2002	2001
Consolidated Statements of Operations

Net sales	$25,694	$19,154	$21,246	$19,617	$36,133

Income (loss) from operations	246	36	(287)	(3,579)	1,383

Net income (loss)	221	220	(81)	(3,547)	1,163

Earnings (loss) per share :
Basic	0.07	0.07	(0.03)	(1.21)	0.40
Diluted	0.07	0.07	(0.03)	(1.21)	0.39

Weighted average common shares outstanding
Basic	2,968	2,939	2,928	2,928	2,884
Diluted	2,992	3,000	2,928	2,928	3,006

Consolidated Balance Sheets

Current assets	$10,645	$12,313	$11,493	$13,405	$15,501
Current liabilities	5,836	5,624	5,050	6,918	8,014
Working capital	4,809	6,689	6,443	6,487	7,487

Total assets	18,345	18,000	16,711	19,075	24,150

Long-term debt and capital leases	744	793	836	986	1,745
Shareholders’ equity	$9,297	$9,024	$8,590	$8,618	$11,609

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE AMOUNTS)
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
     (i) Results of operations and business outlook
The following table sets forth our revenue components for the past three fiscal years:
Revenue Components

	Year Ended
	June 30,	June 30,	June 30,
	2005	2004	2003
Net Sales:
Manufacturing	41.57%	37.18%	22.00%
Testing	46.47	46.50	44.74
Distribution	11.96	16.32	33.26

Total	100.00%	100.00%	100.00%

Geographically, we operate in the U.S., Singapore, Malaysia, Thailand and Ireland. Our customers are mainly concentrated in Southeast Asia and they are either semiconductor chip manufacturers or testing facilities that purchase our testing equipment.
The Testing segment remained our core segment and largest producer in the Company, making up 46.5% of the total net sales the last two fiscal years. The Manufacturing segment sales went from 37.18% of total net sales in fiscal 2004 to 41.57% in fiscal 2005, with the majority of the hike in sales occurring in the first half of fiscal 2005. Distribution sales, as a percentage of sales, declined as overall sales increased by 34.1% compared to fiscal 2004.
The Company believes the current market trend indicates that most major end markets for semiconductors, such as electronic consumer products in Asia, are on the uptrend. According to Semiconductor Industry Association, the communications revolution will drive the semiconductor industry to new heights. There will be increased demand for microprocessor chips, which will be used in wireless handsets, automotive applications and wired communications, as indicated by increased unit sales of these products in the second quarter of 2005.

Because of the increase in Manufacturing segment sales, the Testing segment sales as a percentage of total net sales remained the same level from fiscal 2004 to fiscal 2005, even though the Testing segment experienced an increase in burn-in services in Southeast Asia. During fiscal 2005, we acquired a burn-in testing operation in Malaysia, which began operating at the beginning of the 2005 fiscal year, in order to capture additional market share in the Asian region.
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

Total purchase price:
Cash	$823
Notes payable	395

$1,218

Allocated as follows:
Fixed assets
-Machinery and equipment	$729
-Leasehold improvements	7

736
Intangible assets — customer relationship	482

$1,218

The excess purchase price over the fair value of tangible assets acquired was attributable to the customer relationship obtained from the aforementioned business acquisition and recorded as other intangible assets. No goodwill is recognized in this context. The customer relationship intangible will be amortized over its economic life based on the contract term as stated in the sales agreement with the customer on a straight-line method over five years.
The value of customer relationship was originally presented as $493 in our Form 8-K. After further identification conducted after July 1, 2004, the Company found that a value of approximately $11 from equipment was included in this $493. Consequently, a reclassification was made to present the proper value of $482 for the customer relationship, which was started to be amortized over five years from July 1, 2004.
In fiscal 2005, the Company converted some of its plants in Southeast Asia to accommodate testing of the new, faster type of microprocessor chips to meet the increased demand for such products. In addition, all the Testing operations in Southeast Asia were recently certified with ISO 9002, QS9000 and TS 16949, which we believe will boost burn-in services in Southeast Asia. Backlog in the Malaysia and Singapore Testing operations increased by 82.4% to $7,402 at the end of fiscal year 2005 from $4,058 at the end of fiscal 2004 due to the ramping up of testing services for faster speed microprocessor chips. A tenant vacated our property at Batang Kali in Malaysia during June 2005 without paying two months rental of $6. The Company plans to sell or lease the property, otherwise the Company will lose approximately $3 rental income per month if the property remain vacant.
The Manufacturing segment sales as a percentage of total sales increased by 4.39% from fiscal 2004 to fiscal 2005. The demand for the Company’s burn-in systems increased concurrently with the demand for more microprocessor chips in Asia, and the increase in burn-in boards sales derived from a new customer. This benefited the Singapore Manufacturing operation, especially in the first half of fiscal 2005. Localization programs, in which governments strongly encourage customers to purchase from their same region, are being implemented in several different countries and as a result few customers are willing to continue to procure from their overseas vendors. Being an overseas vendor, we believe we may loose some sales to our customers’ local vendors, as customers have already begun to hold back their orders. As a result, the backlog in the Manufacturing operation in Southeast Asia dropped by $2,479 from $3,286 in fiscal 2004 to $807 in fiscal 2005. The Manufacturing operation in the U.S. will continue to market used and refurbished equipment.
The Distribution segment sales as a percentage of net total sales declined by 4.36% from fiscal 2004 to fiscal 2005. Sales in the U.S. have yet to improve, therefore the Company focused its marketing effort on Asia. The Singapore distribution operations will be focusing on selling Wet Process Stations mainly to research institutions and local universities, as well as working closely with their vendors to manufacture a plating system which will be used in the electronics, telecommunications, automotive and aerospace industries. Equipment and electronic component sales are very competitive, as the products are widespread in the market. Pressure from cost conscious consumers to lower prices translates throughout the supply chain, which means efficiency and productivity are of utmost importance. The backlog in the Distribution segment increased by $247 to $1,099 as of June 30, 2005 as our Singapore Distribution operation closed some orders on Vibration equipment and Wet Process Stations during the end of the 2005 fiscal year.
Key performance indicators for the Company are based on market demand. Sales activities (such as bookings and backlog), queries on products, customers’ forecasts and the financial results of customers and competitors formed part of our performance indicators. According to data in the SEMS Report, worldwide semiconductor equipment sales reached $17 billion for the first six months of 2005, or approximately 8.2% below the first six months of 2004. Europe, Korea and North America continued to exhibit stronger performances over the first six months of 2005, while Japan, China and Taiwan billings for wafer processing equipment declined by 10.4%, 61.7% and 17.1% respectively, when compared to the same period last year. Semiconductor equipment sales in the North American market seem to be recovering. The SEMI book-to-bill ratio dropped to 0.78 in January 2005 but returned to 0.93 in June 2005, the same as 2004.
There are several influencing factors which create uncertainties when forecasting performance, such as the ever-changing nature of technology, including specific requirements from the customer, decline in demand for certain types of burn-in devices or equipment, and other similar factors. One of these factors is the highly competitive nature of the semiconductor industry. Another is that some customers are unable to provide a forecast of the products required in the upcoming weeks, hence it is difficult to plan out the resources needed to meet these customers’ requirements due to short lead time and last minute order confirmation. This will normally result in a lower margin for these products, as it is more expensive to purchase materials in a short time frame. However, the Company has taken action to protect itself and has formulated plans for dealing with these unpredictable factors. For example, in order to meet customers’ demands on short notice the Company maintains higher inventories, but continues to work closely with its customers to avoid stock piling. We continue to cut costs by remaining economic in scale and maintaining a lean headcount, while still keeping quality high so as to sell new products at a competitive price. We have also been improving customer service from staff by keeping them up to date on the newest technology and stressing the importance of understanding and meeting the stringent requirements of our customers. Furthermore, we subcontract certain areas of manufacturing functions to ease supervisory and administrative work. Finally, the Company is exploring new markets and products, looking for new customers, and upgrading and improving burn-in technology while at the same time searching for alternatives to burn-in.
     (ii) Financial information
During the fiscal year ended June 30, 2005, total assets increased by $345 from $18,000 at June 30, 2004 to $18,345 at June 30, 2005. The majority of the increase was in accounts receivables, other intangible assets, and property, plant and equipment, but offset with a decrease in short term deposits of $2,438. Though the bulk of the movements in the aforementioned assets derived from the Testing segment, the overall assets of this segment did not increase substantially. The decrease in short term deposits was inversely related to the increase in the rest of the assets. The total assets in the Manufacturing segment decreased with the decline in accounts receivable as its sales surged from Q4 of fiscal 2004 to Q2 of fiscal 2005. On the other hand, the accounts receivables in the Distribution segment increased due to higher sales in Q4 of fiscal 2005 as compared to the same period last year, with no major decline in other assets. Hence, the rise in total assets was attributable mainly from the Distribution segment.
The increase in accounts receivables from $3,695 at June 30, 2004 to $4,178 at June 30, 2005 was mainly attributable to the higher sales from the Distribution and Testing operations in Southeast Asia in Q4 of fiscal 2005 as compared to Q4 of fiscal 2004. Sales for all operations during fiscal 2005 were $25,694, which increased by 34.1% as compared to the sales during fiscal 2004. At the same time, the operations in Southeast Asia improved their efficiency in collection, especially after the Malaysia Testing operation synchronized its billing function with its customers, which resolved some of the long outstanding debts. The collection period for the company was shortened from an average of 70 days at June 30, 2004 to an average of 56 days at June 30, 2005.
The Company recognized $482 as of July 1, 2004 in other intangible assets for the customer relationship intangible, which will be amortized over five years. The amortization expense of the customer relationship intangible was $96 during fiscal 2005. Consequently, the remaining balance of the customer relationship intangible amounted to $386 at June 30, 2005.
Property, plant and equipment increased by $1,974 from $5,202 at June 30, 2004 to $7,176 at June 30, 2005 mainly due to the acquisition of fixed assets by the Testing segment in Southeast Asia. During fiscal 2005, additions to property, plant and equipment totaled $3,426, of which $360 was paid as a deposit before June 30, 2004, but the renovation was completed and equipment was received in the first quarter of fiscal 2005. $736 of the additions were due to the acquisition of fixed assets located in the new burn-in operation in Malaysia and $740 and $317 were related to the purchases of new plant and machinery, and renovation of the new plant in Malaysia to meet the customer’s requirements, respectively. In addition, we converted three of the existing facilities in the Singapore Testing operation at a cost of $758 in order to handle the burn-in process of the new type of microprocessor chips. Other fixed asset purchases included office equipment and machinery by the Singapore and Thailand operations.

The drop in short-term deposits, which decreased by $2,438 from $5,649 at June 30, 2004 to $3,211 at June 30, 2005 was due to several reasons. The total acquisition costs of the burn-in operation in Malaysia, which amounted to $1,218, were fully paid by December 31, 2004 through internal funding. In addition, more plant and machinery and renovation, in the amount of $350 and $317 respectively, were purchased to meet the customer’s requirement; $129 was placed as a deposit for the rental of the factory and utilities with the landlord and utilities vendor in the Malaysia operation. The existing Malaysia operation paid out dividends of $53 to its minority interest, which was declared out of retained earnings for the year ended June 30, 2004. There was a payment of annual wages, salaries and performance incentives of $243 during fiscal 2005 in the Singapore and Malaysia operations. The Company also made payments of $110 for fiscal 2004 audit during fiscal 2005. In addition, the Singapore and Ireland operations and Corporate paid taxes of $95, $36 and $3, respectively, during fiscal 2005, which were offset by a tax refund of $121 in the Singapore and Malaysia operations after the tax assessments for prior years were finalized.
Total liabilities at June 30, 2005 were $6,987, reflecting a $121 increase from $6,866 at June 30, 2004. This was mainly due to the increase in line of credit, accrued expenses and income tax payable, offset with the decrease in accounts payable of $635.
One of our lines of credit increased by $190 due to the financing obtained by the Singapore operations in the normal course of business. Income tax payable also increased by $119, mainly attributable to the Singapore operations for the increase in taxable income, to a profit of $561 in fiscal 2005 from a loss of $61 in fiscal 2004.
Accrued expenses increased by $432, mainly attributable to the Singapore and Malaysia operations. In the Singapore operation there was a higher provision for warranty of $26 due to higher equipment sales and an increase in commissions of $51 due to a greater number of commissionable sales, final outstanding balances for fixed assets purchase of $108, higher sales tax of $17 and accrued purchases of $14 at June 30, 2005. This was partially offset with lower accrued utilities of $42, as payments were made by June 30, 2005 after the Company changed its fiscal report period to end on the last day of the fiscal year. In the Malaysia operation there was an increase in accrual of payroll for contract workers of $96, performance incentives of $30 for employees who previously worked for the Seller of the burn-in operation, payroll related costs of $5, final outstanding balances for fixed assets purchases of $33 and higher accrued utilities of $28 for the newly acquired operation at June 30, 2005, while none was accrued in June 30, 2004. There was also unearned revenue of $123 in one of the U.S. operations, as the sale of a Wet Process Station did not meet our revenue recognition policy. In addition, the accrual for fiscal 2005 annual audit fees of $60 was reversed as the services have not been provided.
Accounts payable decreased by $635 since June 30, 2004 due mainly to fewer materials purchased in the Singapore Manufacturing operation proportionally with its lower backlog. This offset the higher purchase of raw materials by $211 in the Singapore Distribution operation.
As of June 30, 2005, total liabilities (excluding minority interest) were 75.4% of total capital, compared with 76.1% at June 30, 2004. Total liabilities as a percentage of total capital were lower in fiscal 2005 mainly due to lower accounts payable as mentioned earlier.
Critical Accounting Estimates & Policies
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
Accounts Receivable and Allowance for Doubtful Accounts
During the normal course of business, we extend unsecured credit to our customers. Typically, credit terms require payment to be made between 30 to 60 days of the sale. We do not require collateral from our customers. We maintain our cash accounts at credit worthy financial institutions.

We regularly evaluate and monitor the creditworthiness of each customer on a case-by-case basis. We include any account balances that are determined to be uncollectible, along with a general reserve, in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to management, we believe that our allowance for doubtful accounts was adequate as of June 30, 2005.
Inventory Valuation
Our inventories are stated at the lower of cost (on a first-in, first-out basis) or market value. Our industry is characterized by rapid technological change, short-term customer commitments and rapid changes in demand. We make provisions for estimated excess and obsolete inventory based on our regular reviews of inventory quantities on hand and the latest forecasts of product demand and production requirements from our customers. We write down inventories for not saleable, excess or obsolete raw materials, works-in-process and finished goods by charging such write-downs to cost of sales. In addition to write-downs based on newly introduced parts, statistics and judgments are used for assessing provision of the remaining inventory based on salability and obsolescence.
Revenue Recognition
Revenue from sales of the Company’s products is recognized upon shipment or delivery, depending upon the terms of the sales order, provided that persuasive evidence of a sales arrangement exists, title and risk of loss have transferred to the customer, the sales amount is fixed and determinable and collection of the revenue is reasonably assured. We allocate a portion of the invoice value to products sold and the remaining portion of invoice value to installation work in proportion to the fair value of products sold and installation work to be performed. The fair value determination of products sold and the installation and training work is also based on our specific historical experience of the relative fair values of the elements if there is no easily determinable market price to be considered. A portion of the Company’s sales is contributed from testing services. Revenue derived from testing service is recognized when testing services are rendered.
The Company reduces revenue based on estimates of future credits to be granted to customers. Credits are granted for reasons such as product returns due to quality issues, volume-based incentives, and other special pricing arrangements.
Income Tax
In determining income for financial statement purposes, the Company must make certain estimates and judgments in the calculation of tax expense and the resultant tax liabilities and in the recoverability of deferred tax assets that arise from temporary differences between the tax and financial statement recognition of revenue and expense.
In the ordinary course of global business there may be many transactions and calculations where the ultimate tax outcome is uncertain. The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax laws. Our foreign subsidiaries are subject to income taxes in the regions where they operate. Because of the different income tax jurisdictions, net losses generated in the U.S. cannot be utilized to offset the taxable income generated in foreign countries. Therefore, we may incur certain income tax expenses in any fiscal year though the Company may generate lower income before income taxes. Although the Company believes the estimates are reasonable, no assurance can be given that the final outcome of these matters will not be different than what is reflected in the historical income tax provisions and accruals.
As part of its financial process, the Company must assess the likelihood that its deferred tax assets can be recovered. If recovery is not likely, the provision for taxes must be increased by recording a reserve in the form of a valuation allowance for the deferred tax assets that are estimated not to be ultimately recoverable. In this process, certain relevant criteria are evaluated including the existence of deferred tax liabilities that can be used to absorb deferred tax assets, the taxable income that can be used to absorb net operating losses and credit carrybacks, and taxable income in future years. The Company’s judgment regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors. These changes, if any, may require material adjustments to these deferred tax assets and an accompanying reduction or increase in net income in the period when such determinations are made.
In addition to the risks described above, the effective tax rate is based on current enacted tax law. Significant changes during the year in enacted tax law could affect these estimates.
Impairment of Long-Lived Assets
We review long-lived assets for impairment when certain indicators are present that suggest the carrying amount may not be recoverable. This review process primarily focuses on other intangible assets from business acquisitions and property, plant and equipment. Factors considered include the under-performance of a business compared to expectations and shortened useful lives due to planned changes in the use of the assets. Recoverability is determined by comparing the carrying amount of long-lived assets to estimate future undiscounted cash flows. If future undiscounted cash flows are less than the carrying amount of the long-lived assets, an impairment charge would be recognized for the excess of the carrying amount over fair value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. Additionally, in the case of assets that will continue to be used by the Company in future periods, a shortened life may be utilized if appropriate, resulting in accelerated amortization or depreciation based upon the expected net realizable value of the asset at the date the asset will no longer be utilized by the Company. Actual results may vary from estimates due to, among other things, differences in operating results, shorter asset useful lives and lower market values for excess assets.
Results of Operations
Year Ended June 30, 2005 (“2005”) Compared to June 30, 2004 (“2004”)
The following table sets forth certain consolidated statements of income data as a percentage of net sales for fiscal years 2005 and 2004, respectively:

	2005	2004
Net Sales	100.0%	100.0%
Cost of Sales	76.0%	75.5%

Gross Margin	24.0%	24.5%

Operating Expenses
General and administrative	18.3%	19.7%
Selling	4.1%	4.6%
Research and development	0.4%	0.6%
Impairment Loss	0.3%	0.0%
Loss (Gain) on disposal of PP&E	0.0%	-0.5%

Total Operating Expenses	23.1%	24.4%

Income from operations	0.9%	0.1%

Overall Net Sales and Gross Margin
Overall net sales for fiscal 2005 were $25,694, up 34.1% from net sales of $19,154 in fiscal 2004. The growth in net sales was primarily due to an increased demand for our Manufacturing products and Testing services. The bulk of the net sales were generated from customers in Asia due to the uptrend in the market for electronic consumer products in this region, whereas there was a slow recovery in capital spending in the U.S. The sales mix in the Distribution segment followed the same trend.
The overall gross margin declined slightly from 24.5% in fiscal 2004 to 24.0% in fiscal 2005. The erosion in the margin was the result of a surge in sales for low-margin burn-in boards, which caused the group margin to slide 0.5% compared to last fiscal year. In addition, inventory totaling $33 was written off in the U.S. Manufacturing operation due to obsolescence. The decline in overall gross margin from the Manufacturing segment was partially offset by the increased margins in the Testing and Distribution segments, which were the result of many factors to be further explained later.
Manufacturing Segment
The revenue and gross margin for the Manufacturing segment for fiscal years 2005 and 2004 were as follow:

(In Thousands, unaudited)	2005	2004

Revenue	$10,681	$7,122
Gross margin	15.6%	19.3%
Net sales in the Manufacturing segment increased by 50% from fiscal 2004 to fiscal 2005. The increase was due in part to increased sales of burn-in systems, which improved by $662 with a 47.4% increase in quantity sold and a drop in average unit selling price of 13.3%, and increased sales of burn-in boards by $3,954, a 234.7% spike in quantity sold and a 14.5% rise in average unit selling price. Some of our electronic device manufacturing customers increased their capital equipment in order to meet their increase in production capacity. The personal computer market is expanding in Asia leading to greater demand for electronic components. The increase in sales of burn-in boards derived from newly acquired customers in this region whom the Company had been pursuing for some time. However, these factors were offset by lower sales of Artic Temperature Controlled Chucks, Environmental Test Equipment and Wet Process Stations. Sales of Artic Temperature Controlled Chucks dropped by

$100 from fiscal 2004 to fiscal 2005, with a decrease of 66.7% in quantity sold and an increase of 54.4% in average unit selling price. Environmental Test Equipment sales declined by $96 from fiscal 2004 to fiscal 2005, with a 30% increase in quantity sold but a 50.5% decrease in the average unit selling price. Sales for both of these items were affected by cautious spending in the U.S. due to inventory adjustments on capital equipment in the distribution channel, which in turn affected the manufacturing of equipment in the U.S. operation. Sales of Wet Process Stations of $1,003 from fiscal 2004 primarily came from Universal Systems. This Manufacturing operation in San Jose, California was moved to Singapore in fiscal 2004 due to high manufacturing costs in the U.S. The Singapore distribution personnel were trained to manufacture. Wet Process Stations at that time. During fiscal 2005, a Wet Process Station was delivered to the customer but the Company was unable to recognize the sale as it did not meet our revenue recognition policy (SAB104). Therefore, no Wet Process Stations were sold in fiscal 2005.
The gross margin in the Manufacturing segment decreased by 3.7%, even though sales increased by 50% compared to fiscal 2004. The hike in sales of burn-in boards was not enough to raise the overall gross margin, and the same was true for the hike in quantity sold of burn-in systems though their price had lowered. However, the Company wishes to continue to manufacture low-margin burn-in boards in order to maintain market share. Sales by the Manufacturing segment in the U.S. dropped by 67.4% from $2,883 in fiscal 2004 to $940 in 2005, but the cost of sales, which include fixed and semi-fixed costs, did not decrease proportionately due to the fact that the operation was already operating at minimal cost. Additionally, the U.S. operation had to write off $33 in inventory due to obsolescence.
Testing Segment
The revenue and gross margin for the Testing segment for fiscal years 2005 and 2004 were as follow:

(In Thousands, unaudited)	2005	2004

Revenue	$11,940	$8,908
Gross margin	31.6%	29.2%
The Testing segment net sales increased by $3,032, or 34%, from fiscal 2004 to fiscal 2005. The bulk of the sales increase was in our newly acquired burn-in operation in Malaysia, which accounted for approximately 16.6% of total burn-in services. Although the Singapore Testing operation experienced a change in services mix, the high demand for testing of the new type of microprocessor chips was more than enough to make up for the drop in sales volume for testing of the slower speed microprocessor chips. Customers changed their requirements, which resulted in a lower average unit selling price for many of our products. However, we expect to be compensated for this by the increase in burn-in services demanded for the new, faster microprocessor chips. The semiconductor market in Thailand declined noticeably, and our operation in that region experienced a drop off in sales by 17.8% to $353 in fiscal 2005 as compared to sales of $430 in fiscal 2004.
The gross margin in the Testing segment increased by 2.4% from fiscal 2004 to fiscal 2005. The improvement in the Singapore Testing operation increased the overall margin for this segment. By upgrading the existing facilities in that region, the operation avoided incurring additional rental costs for the burn-in services for the new chips and saved in terms of minimal renovation costs without incurring much depreciation. However, further renovation will incur more costs. With more efficient manpower scheduling, labor costs as a percentage of sales dropped from 19.3% in fiscal 2004 to 17.6% in fiscal 2005, which also positively impacted the gross margin for this segment.
Distribution Segment
The revenue and gross margin for the Distribution segment for fiscal years 2005 and 2004 were as follow:

(In Thousands, unaudited)	2005	2004

Revenue	$3,073	$3,124
Gross margin	23.8%	23.2%
The Distribution segment experienced only insubstantial changes in net sales and gross margin. However, the Distribution segment had a significant change in sales mix. Higher margin Test Chambers, Vibration equipment and other products increased in sales by $717 in fiscal 2005 over fiscal 2004, with a 68.8% increase in quantity sold and a 14.6% rise in average unit selling price. This was mainly due to the semiconductor markets in Taiwan and China, which grew strongly over the past year. The majority of our new customers had facilities set up in China and needed test equipment for their quality control. Hence, there was a hike in demand for Vibration equipment and Test Chambers from customers in Asia. In addition, a new Distribution operation was set up in Singapore in fiscal 2005 to act as a distributor of electronic components for customers in the region, which also positively impacted sales. Sales of lower-margin front-end products dipped by $688 from fiscal 2004 to fiscal 2005, with a drop of 22.2% in quantity sold and a decline of 17.3% in average unit selling price. The reason for this decrease was the decline in customer demand for these products in the U.S. Thus, the sales team shifted focus from lower-margin front end products to marketing other, more profitable products. Sales of parts and services dropped $90 from fiscal 2004 to fiscal 2005 as the Company shifted its focus to training and testing on the manufacturing of Wet Process Stations.
The 0.6% increase in gross margin for the Distribution segment was due to the substantial percentage increase in quantity and average unit selling price for Test Chambers and Vibration equipment. The increase in margin for Test Chambers and Vibration equipment was able to negate the negative impact from decreased sales volume and selling price of lower-margin products and spare parts.
Sales by geographical area
Geographically, net sales into and within the United States region decreased by slightly more than half when compared to fiscal 2004. This was mainly attributable to the Manufacturing operation in the U.S. In fiscal 2004, we relocated Universal Systems from the U.S. to Singapore due to high manufacturing costs in the U.S. During the transition period, the engineers in Singapore were sent for training. Hence, this Manufacturing operation was unable to contribute to sales to the extent that it did in fiscal 2004 and resulted in the decline of 54.4% of the total decline in sales in the U.S. Lastly, the slide in sales of lower-margin products in the Singapore Distribution operation also contributed to the decline in sales into the U.S. The various Singapore operations, along with the newly acquired Malaysia Testing operation, contributed to the increase in net sales into and within Southeast Asia by 113.8% compared to fiscal 2004. Faster recovery in the consumer and electronics market in the Asian region, as compared with those of the U.S., boosted sales for the Testing and Distribution operations in this area. Net sales into and within Ireland and other countries increased by 58.1% compared to fiscal 2004, due to higher equipment and peripherals sales by Singapore Distribution operation to Japan, Taiwan and India.
Operating Expenses
The operating expenses for fiscal years 2005 and 2004 were as follow:

(In Thousands, unaudited)	2005	2004

General and administrative	$4,695	$3,769
Selling	$1,059	$875
Research and development	$93	$117
Impairment loss	$70	$4
Loss (gain) on disposal of PP&E	$1	$(101)

	$5,918	$4,664

As a percentage of sales, operating expenses decreased by 1.4% from 24.4% in fiscal 2004 to 23.1% in fiscal 2005. This slight drop was attributable to the decrease in general and administrative expenses as a percentage of sales in the Manufacturing segment.
General and administrative expenses as a percentage of sales decreased by 1.4% from 19.7% in fiscal 2004 to 18.3% in fiscal 2005. This was primarily due to the sudden surge in sales of burn-in boards and systems in the Manufacturing segment, while at the same time, keeping operating expenses in this segment minimal. On the other hand, in terms of dollar value, general and administrative expenses increased by $926 compared to fiscal 2004 due to a number of factors. Salaries in the Southeast Asia region increased $314 to accommodate the new testing operation in Malaysia and the higher headcount needed in the Singapore cost center to support operations in Southeast Asia. Bonus provisions in the amount of $87 were incurred in 2005 due to better performance by the Singapore Testing and Manufacturing operations personnel, whereas there was a reversal of bonuses in the amount of $97 in 2004 due to unmet bonus criteria. Increased professional fees, such as an ISO audit and outsourcing of accounting services, contributed to $72 of the increase in the Singapore and Thailand operations. Depreciation costs from the Thailand and Malaysian operations increased by $53 due to the add-on of a building extension and facility renovations needed to accommodate new products. Furthermore, the Company accrued $51 in fiscal 2005 for an annual event, which was cancelled in fiscal 2004. We incurred higher bank charges of $14 in the Singapore operation for the renewal of a guarantee and an increase in insurance in the amount of $9 for a new policy. We incurred $73 in the Malaysia operation due to higher operating expenses such as printing and stationary, insurance, upkeep of office and non-capitalized assets, as well as a higher provision for doubtful debts of $22, as the tenant in our Malaysia facility defaulted on payment. In the same operation was an overprovision for the cost of moving equipment in fiscal 2004 after the operation was scaled down. We incurred an increase in amortization costs of $96 for customer relation intangibles in the Malaysia operation, and an increase of $9 for legal matters pertaining to this newly acquired facility. We also incurred fees of $10 for consulting work on SOX 404 requirements and legal fees of $17 for the newly acquired operation for SEC disclosure purposes. Corporate officers traveled more in fiscal 2005, increasing travel and entertainment costs by $19. Another $30 in board fees were incurred due to an adjustment in directors’ compensation at the beginning of the fiscal year. Furthermore, there was a reversal of bonuses of $41 in the U.S. operation in fiscal 2004 due to unmet bonus criteria, whereas no such reversal occurred in 2005. In the Ireland operation, we reinstated managers’ salaries in an aggregate amount of $46 as said amount had been lowered in fiscal 2004 due to cost cutting measures. Finally, there was an increase in bad debts expense of $11 in one of the U.S. operations for irrecoverable debt and $9 in miscellaneous costs. However, all of these factors were somewhat offset by certain factors, such a $57 savings from the Universal Systems operation after it was relocated from San Jose to Singapore. For the same reason there were savings of $17 in equipment rental, $73 in insurance and $20 in audit fees. Also, there was lower headcount in the accounting department in the U.S., which lowered the salary expenditure by $43. Finally, there was $10 in lowered audit fees, as the service for fiscal 2005 have not yet been performed.
As a percentage of sales, selling expenses decreased slightly from 4.6% in fiscal 2004 to 4.1% in fiscal 2005 due primarily to the surge in Manufacturing sales which offset an increase in headcount in Distribution and higher commission and advertisement costs in Singapore. However, in terms of dollar value, selling expenses increased by $184 from fiscal 2004 to fiscal 2005 due to several factors. Salaries increased by $87 due to increased headcount for the expansion of the Distribution operation in Singapore. The provision of warranty increased by $8 and commissions increased by $115 due to higher equipment sales in the Manufacturing and Distribution segments, respectively. Additionally, there was commission income in the Distribution segment in the amount of $52 in fiscal 2004 and none in fiscal 2005. Finally, $14 more in advertising costs were spent in order to procure new customers in Singapore. All these factors were somewhat offset by savings in salaries of sales personnel of $50, commission of $20 and rental and utilities of $33 as compared to fiscal 2004 due to the relocation of the Manufacturing operation from San Jose to Singapore. Additionally, some new customers of our Malaysia and Singapore operations were located in those same areas, therefore cutting traveling expenses by $8.
Research and development expenses decreased $24 from fiscal 2004 to fiscal 2005 due to less activity in the U.S. operation.
The Company had an impairment loss of $70 in fiscal 2005 consisting of machinery and equipment, furniture and fixtures, and leasehold improvement pertaining to the Singapore Testing operation. Due to the decrease in demand for the slower speed microprocessor chips, some of our existing burn-in facilities assets became obsolete. In contrast to fiscal 2004, there was an impairment loss in the amount of $4.
There was a gain on disposal of fixed assets of $101 in fiscal 2004, derived primarily from the Ireland and Thailand operations, on sales of equipment and boards. There was a minimal loss in fiscal 2005 on disposal of fixed assets.
Income (loss) from operations
The income (loss) from operations for fiscal years 2005 and 2004 were as follow:

(In Thousands, unaudited)	2005	2004

Manufacturing Segment	$(109)	$(205)
Testing Segment	$470	$241
Distribution Segment	$(142)	$(27)
Corporate	$27	$27

	$246	$36

The income from operations increased by $210 from fiscal 2004 to fiscal 2005, contributable to all but the Distribution segment.
In the Manufacturing segment, loss from operations went down from $205 in fiscal 2004 to $109 in fiscal 2005. The relocation of Universal Systems resulted in the reduction of certain fixed costs, such as $107 in salaries, $123 in office and equipment rental, $123 in utilities and insurance costs, $20 in commissions and another $20 in professional and audit fees. The transferred operation is currently being operated by existing Singapore personnel. General and administrative expenses in the Manufacturing segment as a percentage of sales by that segment dropped from 12.6% in fiscal 2004 to 9.8% in fiscal 2005 while selling expenses as a percentage of sales dropped from 5.5% to 2.9%, mainly due to the 50.0% increase in sales in fiscal 2005 compared to fiscal 2004. Furthermore, the Manufacturing operation in Singapore managed the sales increase with its existing headcount while outsourcing some projects in order to maintain a lean workforce. With this strategy, the operation was able to operate at lower overhead.
The Testing segment experienced a $229 increase in income from operations from fiscal 2004 to fiscal 2005. Much of this improvement was due to higher gross profit. Some was the result of more efficient scheduling of manpower and the upgrading of some of our existing facilities to cater to the changing requirements of customers, which put us at a competitive edge and allowed us to generate greater profits. Despite higher general and administrative expenses in this segment, which increased from 20.9% in fiscal 2004 to 22.8% in fiscal 2005, the gross profit was more than enough to offset the higher salaries, salary-related expenses and additional costs for setting up the newly acquired burn-in facility in Malaysia. In addition, the Malaysia Testing operation synchronized its billing function with its customers in order to resolve some long outstanding debts. As a result, no doubtful debts provision was required from this operation at the end of fiscal 2005.
These improvements in the overall income from operations were offset by the decline in operating income in the Distribution segment, which dropped by $115 from fiscal 2004 to fiscal 2005. This decline was mainly due to lower sales and greater selling expenses incurred in the Singapore Distribution operations. Additionally, we mobilized some of our engineers to undergo training on the manufacturing of Wet Process Stations. This training and testing required a fair amount of time and cost for these engineers, impacting the income from operation in this segment. Additionally, selling expenses as a percentage of sales increased from 11.2% in fiscal 2004 to 19.5% in fiscal 2005 due to increased commissions of $96 in the Singapore Distribution operation as a result of an increase in sales of commissionable equipment. This same operation had commissionable income of $52 in fiscal 2004 but none in fiscal 2005. Salaries in this segment increased by $100 due to the expansion of the Distribution operation in Singapore. However, at the current level of sales as a distributor, the margin was not sufficient to cover the salary and rental costs. We anticipate that the operation will continue to search for products with a higher margin.
There was no major movement in the operating income for Corporate, which remained at $27 as compared to fiscal 2004.
Interest Expense
The interest expenses for fiscal years 2005 and 2004 were as follow:

(In Thousands, unaudited)	2005	2004

Interest expense	$(176)	$(120)
Interest expense increased by $56 from fiscal 2004 to fiscal 2005. This was due to higher usage of credit by the Singapore operations for the expansion of its facilities, thereby incurring higher interest expenses of $77. The higher expenses were offset by a decrease in the interest from capital leases of $20 and a decrease in miscellaneous expenses of $1.
Other Income
Other income for fiscal years 2005 and 2004 were as follow:

(In Thousands, unaudited)	2005	2004

Other income	$323	$372
Other income decreased by $49 from fiscal 2004 to fiscal 2005 due to several factors. There was a gain on marketable securities of $115 after the Malaysia subsidiary disposed of all investments and subsequently exited the market in fiscal 2004, whereas there was no such transaction in fiscal 2005. Furthermore, there was lower interest income of $20 and lower dividend income of $2 from the Malaysia subsidiary. However, this was offset by the increase in rental income of $24 due to the leasing out of the facilities in Ireland and Malaysia. There was an exchange gain of $22 in the Singapore and Thailand operations. Finally, sundry income increased by $12.
Income Tax
The total income tax provision increased by $157, from $13 in fiscal 2004 to $170 in fiscal 2005. Of the change of $157, there was an increase in the current portion of foreign income tax by $52, from $77 in fiscal 2004 to $129 in fiscal 2005. This increase was attributed mainly to the higher taxable income generated by our Singapore operation. The Singapore operation generated a profit of $561 in fiscal 2005 and a loss of $61 in fiscal 2004. In addition, there was a tax provision of $35 in the Thailand operation based on taxable income of $154 in fiscal 2005. This was lower compared to the tax provision of $55 in fiscal 2004 based on taxable income of $231. Even though the Malaysia and Ireland operations suffered losses in fiscal 2005, there were still certain minimal tax provisions incurred.
The increase in deferred income tax provision of $38 which was incurred in fiscal 2005 was the difference between deferred tax liability solely in Singapore of $682 as of June 30, 2005 and $644 as of June 30, 2004. Comparing the deferred income tax benefit of $67 for fiscal 2004, the resulting change was $105, accounting for 67% of the total change of $157 aforementioned. The increase in deferred tax liabilities was attributable mainly to the result of the timing differences related to the recording of depreciation expenses for book and tax purposes and estimated tax liability resulting from accumulated corporate expense allocated from the U.S. In the meantime, the Company did not recognize any deferred income tax benefits related to the net operating losses generated in the U.S. Management believes that it was more likely than not that these future benefit from these timing differences would not be realized. Accordingly, the Company provided a full valuation on the estimated deferred tax assets.

The Company’s effective income tax rate increased from 5% in fiscal 2004 to 43% in fiscal 2005. The higher effective income tax rate in fiscal 2005 was due mainly to the decrease in foreign tax rate reduction which was negative 9% for fiscal 2005 compared to negative 37% in fiscal 2004. The decrease in foreign tax rate reduction was the result of an increase in income tax provision in our subsidiaries outside the U.S. for fiscal 2005 compared to the income tax provision in these subsidiaries for fiscal 2004. In addition, the change in valuation allowance to deferred tax assets in fiscal 2005 contributed 9% compared to 2% in fiscal 2004. Finally, the other permanent differences contributed 3% in fiscal 2005 whereas there were none in fiscal 2004.
The Company files income tax returns in the U.S., Singapore, Thailand, Malaysia, and Ireland, respectively. Income taxes are provided in those countries where taxable income is earned. Income in one country is not offset by losses in another country. Accordingly, no benefit is provided for losses in the countries except where the loss can be carried back against income recognized in previous years. In essence, the effect of providing tax provision against taxable income and providing no benefit for losses generated in the U.S. results in an effective tax rate that differs from the federal statutory rate.
Net Income
As a result of all of the factors analyzed above, the net income for the fiscal year ended June 30, 2005 was approximately $221, which represented an increase of $1 from a net income of $220 for fiscal 2004. Basic earnings per share for fiscal 2005 remained the same at $0.07 per share as in fiscal 2004. Diluted earnings per share for fiscal 2005 remained at $0.07 per share as in fiscal 2004.
Year Ended June 30, 2004 (“2004”) Compared to Year Ended June 30, 2003 (“2003”)
The following table sets forth certain consolidated statements of income data as a percentage of net sales for fiscal 2004 and 2003, respectively:

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
Net sales in the Distribution segment decreased 55.8%, a decrease of $3,943 from $7,067 in fiscal 2003 to $3,124 in fiscal 2004. The bulk of the sales decline was attributable to the decrease in unit volume of low-margin products, which experienced a reduction in sales revenue of $3,926 from fiscal 2003 to fiscal 2004, along with a 34.7% drop in quantity sold and a 49.6% reduction in selling price. Sales of Vibration products and Reflow ovens fell by $115, with a drop of 33.3% in quantity sold. The demand for Vibration products diminished as this equipment had an average unit selling price greater than $100. Customers in the United States remained conservative in making large investments, hence demand was low. Customers showed a preference to purchase substitute equipment at an average selling price below $30. As for Reflow ovens, customers developed more stringent requirements in technology, and our existing vendor was unable to satisfy the change. We will continue to search for other vendors who can meet our customers’ requirements. However, the unit selling price of Vibration products and Reflow ovens increased by 30.5% over fiscal 2003 due to our ability to meet customers’ specialized demands, hence their willingness to pay more for this benefit. Additionally, spare parts and services increased sales by $117.
Despite the decline in sales in the Distribution segment overall, the margin showed an improvement of 8.2%, from 5.3% in fiscal 2003 to 13.5% in fiscal 2004 due to the decreased sales of low-margin products combined with the improvement in average unit selling price of Vibration products and Reflow ovens. This contributed mainly to the slight improvement in the overall gross margin compared to fiscal 2003.
Testing Segment
The revenue and gross margin for the Testing segment for fiscal years 2004 and 2003 were as follow:

(In Thousands, unaudited)	2004	2003
Revenue	$8,908	$9,505
Gross margin	29.2%	38.4%
The Testing segment also experienced some deterioration in sales. Sales dropped by 6.3% from $9,505 in fiscal 2003 to $8,908 in fiscal 2004. Burn-in volume for this segment decreased due to a change in customers’ burn-in requirements. We adjusted to meet these specifications, but still suffered a lower margin of 9.2% from fiscal 2003 because of operating with fixed costs. Also contributing was the fall in product life cycle for one particular type of burn-in, and one new type of burn-in had yet to ramp up as expected. Additionally, we adopted a reduction in service fees of approximately 13.3% in an effort to maintain existing customers and attract new ones in an increasingly competitive market.
Gross margin dropped by 9.3%, from 38.5% in fiscal 2003 to 29.2% in fiscal 2004 due to several factors. First, the Company reduced service fees in an effort to retain existing customers and capture new ones in an increasingly competitive market. Second, material costs, such as utilities, increased due to higher usage of certain products and some new administrative charges from the utilities vendor.
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
The setback in sales in the Testing and Distribution Segments were partially offset by an improvement in sales in the Manufacturing segment, resulting in an overall increase in sales of 52.4% from $4,674 in fiscal 2003 to $7,122 in fiscal 2004. The market conditions for the microelectronics market remained positive as indicated by the improved backlog, which increased from $582 in fiscal 2003 to $3,440 in fiscal 2004. Sales of burn-in systems and burn-in boards increased, as did sales derived from fabrication and upgrading customers’ equipment. The Singapore Manufacturing operation was chosen by a customer to be its major supplier to build systems for the testing of microprocessor chips. This same operation also procured the business of burn-in board sales to its new customer.
Sales of burn-in boards were $851 in fiscal 2004, an increase in quantity sold of 175.6% with a drop in unit selling price of 7.2%. Sales of burn-in systems were $1,758, a 585% increase in quantity sold and a 44.1% decrease in unit selling price over fiscal 2003. Even though the average unit selling price decreased for all these products, the dollar volume resulting from the substantial increase in the quantity sold of burn-in boards and burn-in systems exceeded the dollar volume resulting from the drop in selling price. The sales of Artic Temperature Controlled Chucks contributed to the decrease of $160 due to the decline in both quantity sold and average unit selling price.

Gross margin as a percentage of sales remained relatively flat at 19%, but the dollar volume increased by $475 from $892 in fiscal 2003 to $1,367 in fiscal 2004, which was consistent with the increase in sales. Another factor which contributed to a flat margin was due to the sale of certain inventories with provision generating zero or little margin.
Geographically, net sales into and within the United States region decreased by 47.9%, from $9,038 in fiscal 2003 to $4,706 in fiscal 2004. The drop in demand in the U.S. for front-end products from the Singapore Distribution segment contributed to 90.4% of the decline. It was also due in part to the decline in demand for Artic Temperature Controlled Chucks as semiconductor equipment capital spending budgets in the U.S. appeared to have been reduced based on lower growth expectations for the second half of 2004. In addition, the U.S. Manufacturing operation was moved from San Jose, California to Singapore at the very end of the third quarter, hence there was a temporary lack of bookings for Wet Process Stations while we prepared for the manufacturing process and determined the needs of the customers in this new region. Net sales into and within Ireland increased 33.1%, from $943 in fiscal 2003 from $1,255 in fiscal 2004. Responsible for the increase was a boost in programming services in the Ireland operation. Net sales into and within the Southeast Asia region increased by 18.0% from $11,306 in fiscal 2003 to $13,344 in fiscal 2004, as there was higher demand for Burn-in Boards and Systems in Malaysia and Singapore.
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
General and administrative expenses decreased by $223 from fiscal 2003 to fiscal 2004. Several factors contributed to this reduction, including diminished bonus provisions of $127 in the Singapore operation due to unmet bonus payment criteria. Salaries were cut back by $117 in Southeast Asia and $101 in the United States operation as part of cost cutting measures. Insurance and rental diminished by $33 in Universal Systems after the operation along with its assets were moved from San Jose, California to Singapore. In fiscal 2003, the Company granted certain stock options which had an exercise price less than that of the fair market value resulting in a $14 compensation cost. In fiscal 2004, as all options were granted at fair market value, no similar compensation costs were incurred. Finally, miscellaneous costs fell by $6. This was all offset by higher depreciation of $25 due to renovations and additional purchases of equipment in Southeast Asia, additional withholding tax of $10 from the Malaysia operation, additional provision for doubtful debts of $9, and incremental telecommunication expenses of $9 due to overseas travel. Additionally, a reversal in provision for contingent liabilities of $51 occurred in the third quarter of fiscal 2003, as a court case was settled in favor of Trio-Tech and we were not liable for the compensation. No such reversal of provision occurred in 2004. Likewise, in fiscal 2004 Corporate officers’ bonuses in the amount of $17 were paid, whereas in fiscal 2003 $54 in bonuses were reversed as the group did not meet its bonus payment criteria.
As a percentage of sales, selling expenses increased marginally by 1.3%, from 3.3% in fiscal 2003 to 4.6% in 2004. Selling expenses as a whole increased by $173. One reason for this was an increase in commissions of $43 in the U.S. operation due to a higher number of commissionable sales, and a $60 increase in commissions in Singapore Manufacturing and Distribution for the same reason. Another reason was the higher warranty cost of $165 due to more numerous equipment sales for the Singapore Manufacturing and Distribution segments. Higher travel costs of $16 were incurred in Singapore mainly for the purpose of transferring the manufacturing of Wet Process Stations from San Jose to Singapore. Greater participation in semiconductor shows and conferences resulted in higher trade show costs of $13 for fiscal 2004. Finally, there was an increase in miscellaneous costs of $2. This was offset with a reduction in salaries of $50 in the Southeast Asia operation through a reduction in headcount. Also, there was a savings of $49 in salaries in the U.S. as the sales staff at Universal Systems was laid off in the third quarter of 2004, and a savings in rent and utilities of $27 as this same facility was closed down.
Research and development remained relatively flat from fiscal 2003 to fiscal 2004.

The loss on disposal of fixed assets of $115 in fiscal 2003 was related to the write off of obsolete burn-in facilities in Southeast Asia in fiscal 2003. On the other hand, the gain on disposal of $101 in fiscal 2004 was derived from the Ireland and Thailand operations. The Ireland operation sold equipment which had been written off several years ago, hence enabling us to recognize $62 of the sales proceeds as a total gain for the operation. Also, the Thailand operation made a substantial sale of boards to one of its customers, realizing a gain of $39.
Income (loss) from operations
The income (loss) from operations for fiscal years 2004 and 2003 were as follow:

(In Thousands, unaudited)	2004	2003
Manufacturing Segment	$(205)	$(802)
Testing Segment	$241	$803
Distribution Segment	$(27)	$(212)
Corporate	$27	$(76)

	$36	$(287)

The Company turned the operating loss of $287 in fiscal 2003 to an operating income of $36 in fiscal 2004. The improvement was mainly attributable to the Manufacturing and Distribution Segments, which more than offset the decline in operating income for the Testing Segment.
The operating loss in the Manufacturing Segment declined by $597, from $802 in fiscal 2003 to $205 in fiscal 2004. The reduction in operating loss resulted in part from the transfer of the Universal Systems manufacturing operation from San Jose to Singapore in the third quarter of 2004. Hence, certain fixed costs which were incurred in fiscal 2003 were not repeated in fiscal 2004. General & administrative costs as a percentage of sales decreased from 21.8% in fiscal 2003 to 12.4% in fiscal 2004, while selling expenses as a percentage of sales dropped from 8% to 5.4%, mainly due to the significant rise in sales of 52.4%. The decline in general & administrative costs of 9.4% and selling expenses of 2.6% as a percentage of sales was mainly attributable to Universal Systems. After Universal Systems moved its manufacturing operation, along with all its equipment, to Trio-Tech International Pte. Ltd. in Singapore, this resulted in a savings in high fixed costs, such as salaries of $148, rental of $60, commissions of $15, and research and development costs of $12 when compared to fiscal 2003.
The Distribution Segment also contributed to the improvement in operating income. Its operating loss decreased by $185 from $212 in fiscal 2003 to $27 in fiscal 2004. This improvement was mainly due to the change in product mix, which improved gross margin as mentioned earlier. Operating expenses for Vibration products and Reflow Ovens remained similar to those in fiscal 2003 which, along with the increase in price, contributed to the decrease in operating loss in the Distribution Segment.
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
Income Tax
The total income tax provision decreased by $81 or 74.5%, from $94 in fiscal 2003 to $13 in fiscal 2004. Of the change of $81, there was an increase of $28 related to the current portion of income tax due to the increase of $29 in foreign income tax provision and a decrease of $1 in state income tax provision compared to those in fiscal 2003. The rest was related to the deferred portion of income tax benefits. An increase of $29 in current portion of foreign income tax expense was a result of a tax provision of approximately $19 incurred in the Ireland operation due to the gain of $62 on disposal of equipment. The remaining $10 of the current portion of income tax provision was incurred in the Malaysia operation due to the increase in its operating income.
The deferred income tax portion was changed from a provision of $42 in fiscal 2003 to a benefit of $67 in fiscal 2004. The difference was approximately $109, which was attributable to a decrease of deferred tax liability incurred mainly in Singapore. The decrease in deferred income tax expense was the result of the timing differences related to the recording of depreciation expenses for book and tax purposes and net operating loss carried forward in Singapore and Malaysia. The Company did not recognize any income tax benefits related to the net operating losses generated in the U.S. Management believes that when the future taxable income exceeds the cumulative losses, it is likely that such benefits will be realized.
The Company’s effective income tax rate decreased from 75% in fiscal 2003 to 5% in fiscal 2004. The decrease in the effective income tax rate in fiscal 2004 was due to a change from net loss of $125 before income tax to a net income of $288 before income tax, and due to a change in the income tax provision of $94 in fiscal 2003 to income tax provision of $13 in fiscal 2004. As discussed above, the decrease of deferred tax liability in Singapore contributed to the decrease of total income tax provisions, which in turn contributed to the decrease of effective income tax rate. In addition, the net loss in the U.S. decreased from $231 in fiscal 2003 to $87 in fiscal 2004 and net income in foreign countries increased from $106 in fiscal 2003 to $375 in fiscal 2004, both of which contributed to the decrease of effective income tax rate.
The Company files income tax returns in the U.S., Singapore, Thailand, Malaysia, and Ireland, respectively. Income taxes are provided in those countries where taxable income is earned. Income in one country is not offset by losses in another country. Accordingly, no benefit is provided for losses in the countries except where the loss can be carried back against income recognized in previous years. In essence, the effect of providing tax against taxable income while providing no benefit for losses generated in the U.S. results in an effective tax rate that differs from the federal statutory rate.
Net (Loss) Income
As a result of all of the factors analyzed above, the net income for the fiscal year ended June 30, 2004 was approximately $220, which represented an increase of $301 from a net loss of $81 for fiscal 2003, or a 371.6% change. Basic earnings per share for fiscal 2004 increased to $0.07 per share from a basic loss per share of $0.03 in fiscal 2003, which represented an increase of $0.10, a 333.3% change. Diluted earnings per share for fiscal 2004 were $0.07 per share, an increase of $0.10 per share from a diluted loss per share of $0.03 for fiscal 2003.
Liquidity and Capital Resources
Though the working capital (defined as current assets minus current liabilities) of $4,809 as of June 30, 2005 represented a decrease of $1,880, or 28.1%, compared to working capital of $6,689 as of June 30, 2004 mainly due to a drop in short term deposits during fiscal 2005, the bulk of it was used for long-term investment purposes. The Company acquired fixed assets of $736 located in the new burn-in operation in Malaysia and $1,057 for the purchases of a new plant and machinery and renovation in Malaysia and Singapore to meet the new customer’s requirements.

The current ratio (defined as current assets divided by current liabilities) was 1.82 times as of June 30, 2005 compared to 2.19 as of June 30, 2004. The decrease in current ratio was due mainly to the decrease in short-term deposits of which the most proceeds were used for the investments in the Malaysia operation. We believe that with many years of good cashflow records, the Company still has the ability to maintain positive working capital and strong liquidity in the near future.
Management believes the Company has the economic wherewithal to satisfy any short-term funding for several reasons. Our current ratio remained positive at 1.82 as of June 30, 2005. Currently, the Singapore operations are financed using short-term loans and lines of credit, which are sufficient to meet their needs. Furthermore, the Manufacturing operation in San Jose, California was moved to Singapore and is being operated by the existing Singapore personnel. The relocation eased the need for working capital used to finance that operation. In addition, we decided to close our testing facility in Dublin, Ireland subsequent to the 2005 fiscal year end, as the operation generated cash only from renting out the property and had not generated net cash from testing services, for the past three years.
We anticipate that the short-term funding required in the near future will be for the purchase of equipment as requested by our customers (in the amount of approximately $295) and the upgrading of the existing computer system in preparation for the SOX404 audit (in the amount of approximately $320). In addition, our working capital was tied up due to credit terms extended to a new customer which were longer than the credit terms extended to us from our supplier. Other requirements will be for the new Distribution operation in Singapore, where we anticipate purchasing greater amounts of raw materials for Wet Process Stations and for new products based on the increased backlog as of June 30, 2005.
The Company’s credit rating provides ready and ample access to funds in global capital markets. At June 30, 2005, the Company had available short-term lines of credit totaling $9,802, of which $9,435 was unused.

Entity with Facility	Type of	Interest	Expiry dates	Credit	Unused
		Bank’s prime rate
		(6% as at June 30,
		2005) plus 1% per
Trio-Tech Malaysia	Line of Credit	annum	January 2006	$106	$75
		Bank’s prime rate
		(6% as at June 30,
		2005) plus 1% per
Trio-Tech Bangkok	Line of Credit	annum	October 2005	97	97
		(See Note 5 of the	(See Note 5 of the
		financial	financial
Trio-Tech Singapore	Line of Credit	statements)	statements)	9,599	9,263

				$9,802	$9,435

The Company procured long-term loans of $863 during fiscal 2005 to convert three of the existing facilities in the Singapore Testing operation for handling the burn-in process of the new type of microprocessor chips to improve cost effectiveness. The Singapore Testing operation required approximately $601 to set up additional facilities for the burn-in services of a faster speed microprocessor chip. We were able to finance this capital expenditure with our existing term loan. The Malaysia Testing operation is in the process of negotiating with the banker for a term loan to finance equipment and upgrade facilities with air-conditioning, per customers’ request. There were no other capital commitments except those that were disclosed as of June 30, 2005.
The following contractual obligations servicing table describes our overall future cash obligations based on various current contracts in the next three years:

	Payments Due by Period (at June 30, 2005)
		Less than	2 - 3	After
	Total	1 Year	Years	3 Years
Lines of Credit	$336	$336	$—	$—
Notes Payable	1,407	703	704	—
Capital Leases	255	134	113	8
Operating Leases	1,265	698	567	—

	$3,263	$1,871	$1,384	$8

Fiscal 2005
Net cash provided by operating activities during fiscal 2005 was $924, decreasing by $879 from net cash of $1,803 provided by operating activities during fiscal 2004. The decrease was primarily due to the following reasons: the net impact of adjusting non-cash items for fiscal 2005 was $1,607 compared to $872 for fiscal 2004, whereas the total changes in operating assets and liabilities for fiscal 2005 were a negative $904 compared to a positive $711 for fiscal 2004. Among the non-cash items, depreciation and amortization expenses for fiscal 2005 made a significant impact of $1,521 (positive cash flow) whereas the accounts receivable, other assets, inventories and account payable and accrued liabilities for fiscal 2005 made a significant impact of $993 (negative cash flow). Management believed that the decrease in net cash provided by operating activities was consistent with the decrease in working capital.
Net cash used in investing activities during fiscal 2005 was $941, reflecting a decrease of $587 compared to the net cash of $1,528 during fiscal 2004. The decrease in net cash used in investing activities was attributed mainly to the decrease in purchasing short-term deposits in fiscal 2005, as the proceeds from maturing short-term deposits were used for capital expenditures and the acquisition of the business in Malaysia, which activity did not take place in fiscal 2004. In fiscal 2004, the proceeds from maturing short-term deposits were less than the cash outflow to invest in short-term deposits. In contrast, the proceeds from maturing short-term deposits in fiscal 2005 were much more than the proceeds in fiscal 2004, though still not adequate to cover the investment in capital expenditures, short-term deposits and acquisition of the business in Malaysia. As all investments in marketable securities had been disposed during fiscal 2004, there were no such proceeds from selling investments in marketable securities during fiscal 2005.
Net cash provided by financing activities during fiscal 2005 was $117, reflecting an increase of $581 compared to the net cash used of $464 during fiscal 2004. The increase was due mainly to the increase in borrowings on lines of credit of $190 and lower payments for debts and capital leases of $909 during fiscal 2005 compared to net repayments of $1,359 for the year ended June 30, 2004. Payments were higher in fiscal 2004 due to early repayment on a loan in Singapore. The increase in borrowing on lines of credit resulted in fewer proceeds from borrowing through long-term debts, noting proceeds from long-term debts of $862 in fiscal 2005 compare to $999 in fiscal 2004. Furthermore, the increase in cash provided by financing activities was due to the repayment of $155 on the outstanding line of credit in fiscal 2004 whereas there was no such cash outflow in fiscal 2005.
Approximately $670 of short-term deposits as of June 30, 2005 were held in the Company’s 55% owned Malaysian subsidiary. Of such amount, $510 was denominated in the currency of Malaysia, of which $139 is currently available for movement overseas as authorized by the Central Bank of Malaysia. There were additional amounts available as dividends (after making deductions for income tax) pursuant to Malaysian regulations.
Fiscal 2004
Net cash provided by operating activities during fiscal 2004 was $1,803, increasing by $424 from net cash of $1,379 provided by operating activities during fiscal 2003. The increase was primarily due to the following reasons: the net impact of adjusting non-cash items for fiscal 2004 was $872 compared to $1,577 for fiscal 2003, whereas the total changes in operating assets and liabilities for fiscal 2004 were a positive $711 compared to a negative $117 for fiscal 2003. Among the non-cash items, depreciation and amortization expenses for fiscal 2004 made a significant impact of $1,145 (positive cash flow) whereas the gain on sales of equipment and marketable securities made a negative impact of $216 on the cash flow. Simultaneously, the accounts payable and accrued liabilities for fiscal 2004 made a positive impact of $1,305 on the cash flow, which was reduced by other receivables, accounts receivables and inventories of $626 (negative cash flow). Management believed that the increase in net cash provided by operating activities was consistent with the increase in working capital.
Net cash used in investing activities during fiscal 2004 was $1,528, reflecting a decrease of $2,422 compared to the net cash provided by investing activities of $894 during fiscal 2003. The increase in net cash used in investing activities was attributable mainly to the lower proceeds from maturing short-term deposits and disposal of marketable securities in fiscal 2004. As a result, there were fewer investments in short-term deposits and marketable securities in fiscal 2004 than in fiscal 2003. The proceeds from sales of equipment in fiscal 2004 did not help significantly in reducing the impact on cash used in investing activities, and there were no such proceeds in fiscal 2003.
Net cash used in financing activities during fiscal 2004 was $464, reflecting a decrease of $1,287 compared to $1,751 during fiscal 2003. The drop was due mainly to the increase in borrowings on long-term debts of $999 and lower payments for lines of credit of $155 during fiscal 2004 compared to net repayments of $932 for the year ended June 30, 2003. Furthermore, the decrease in cash used in financing activities was due also to the cash received from stock options exercised of $104 in fiscal 2004, whereas there was no such cash received in fiscal 2003. In contrast, there were higher payments for debts and capital leases of $1,359 during fiscal 2004 compared to net repayments of $1,284 for the year ended June 30, 2003.

Approximately $2,011 of short-term deposits as of June 30, 2004 were held in the Company’s 55% owned Malaysian subsidiary. Of such amount, $1,742 were denominated in the currency of Malaysia, of which $147 were available for movement overseas, as authorized by the Central Bank of Malaysia. There were additional amounts available as dividends (after making deductions for income tax) pursuant to Malaysian regulation.
Corporate Guarantee Arrangement
The Company provides a corporate guarantee to one of its subsidiaries in Southeast Asia of approximately $1,484 to secure line-of-credit and term loans from a bank to finance the operations of such subsidiary. With the strong financial position of the subsidiary company, the Company believes this corporate guarantee arrangement will have no material impact on its liquidity or capital resources.
Recently Issued Accounting Pronouncements
In December 2004, the FASB announced that SFAS No. 123R (revised December 2004), “Share-Based Payment,” sets accounting requirements for “share-based” compensation to employees, including employee-stock-purchase-plans (ESPPs), and provides guidance on accounting for awards to non-employees. This Statement will require the Company to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. For public entities, this Statement is effective for the first fiscal year beginning after June 15, 2005. The impact of adoption of SFAS No. 123(R) will depend on levels of share-based payments granted in the future. The Company adopted this Statement beginning July 1, 2005.
In November 2004, the FASB issued Statement of Accounting Standards No. 151, “Inventory Costs, An Amendment of ARB No. 43, Chapter 4” (SFAS No. 151). SFAS No. 151 eliminates the “so abnormal” criterion in ARB No. 43 “Inventory Pricing.” SFAS No. 151 no longer permits a company to capitalize inventory costs on their balance sheets when the production defect rate varies significantly from the expected rate. SFAS No. 151 reduces the differences between U.S. and international accounting standards. SFAS No. 151 is effective for inventory costs incurred during annual periods beginning after June 15, 2005. The Company does not believe that this pronouncement will have a material effect on the Company’s financial position and net income.
In December 2004, the FASB issued FASB Staff Position No. FAS109-1 (FSP FAS 109-1), “Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. The Jobs Creation Act provides a deduction for income from qualified domestic production activities, to be phased in from 2005 through 2010, which is intended to replace the existing extra-territorial income exclusion for foreign sales. In FSP 109-1, the FASB decided the deduction for qualified domestic production activities should be accounted for as a special deduction under SFAS No. 109 rather than as a rate reduction. Accordingly, any benefit from the deduction will be reported in the period in which the deduction is claimed on the tax return, and no adjustment to deferred taxes at June 30, 2005 is required.
The Jobs Creation Act also creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and uncertainty remains as to how to interpret numerous provisions in the Act. FSP 109-2 addresses when to reflect in the financial statements the effects of the one-time tax benefit on the repatriation of foreign earnings. Under SFAS No. 109, companies are normally required to reflect the effect of new tax law changes in the period of enactment. FSP 109-2 provides companies additional time to determine the amount of earnings, if any, that they intend to repatriate under the Jobs Creation Act’s provisions. The Company is currently assessing the financial impact of implementing FSP FAS 109-1 on the consolidated financial statements.
In December 2004, the FASB issued the Statement of Financial Account Standards No. 153, “Exchange of Nonmonetary Assets, An Amendment of APB Opinion No. 29” (SFAS No. 153). SFAS No 153 addresses the measurement of exchanges of nonmonetary assets. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 became effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date this Statement was issued. The provisions of this Statement shall be applied prospectively. The Company does not believe that this pronouncement will have a material effect on the Company’s financial position and net income.
In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.” (SFAS No.

154). SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 generally requires retrospective application to the prior period financial statements of voluntary changes in accounting principles. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. However, SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. The Company does not believe the adoption of SFAS No. 154 will have a material effect on its results of operations or financial condition.
CERTAIN RISKS THAT MAY AFFECT OUR FUTURE RESULTS
We hereby caution stockholders, prospective investors in Trio-Tech International and other readers that the following important factors, among others, in some cases have affected, and in the future could affect, our stock price or cause our actual results for the fiscal year ending June 30, 2005 and future fiscal years and quarters to differ materially from those expressed in any forward-looking statements, oral or written, made by or on behalf of us.
Our operating results are affected by a variety of factors
Our operating results are affected by a wide variety of factors that could materially affect revenues and profitability or lead to significant variability of quarterly or annual operating results. These factors include, among others, components relating to:
•	economic and market conditions in the semiconductor industry;
•	market acceptance of our products and services;
•	changes in technology in the semiconductor industry, which could affect demand for our products and services;
•	changes in testing processes;
•	the impact of competition;
•	the lack of long-term purchase or supply agreements with customers and vendors;
•	changes in military or commercial testing specifications, which could affect the market for our products and services;
•	difficulties in profitably integrating acquired businesses, if any, into the Company;
•	the loss of key personnel or the shortage of available skilled employees;
•	international political or economic events;
•	currency fluctuations; and
•	other technological, economic, financial and regulatory factors beyond our control.
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
Rapid technological changes may make our products obsolete or result in decreased prices or increased expenses
Technology changes rapidly in the semiconductor industry and may make our services or products obsolete. Advances in technology may lead to significant price erosion for products which we test with our older testing technologies. Our success will depend in part on our ability to develop and offer more advanced testing technologies and processes in the future, to anticipate both future demand and the technology to supply that demand, to enhance our current products and services, to provide those products and services at competitive prices on a timely and cost-effective basis and to achieve market acceptance of those products and services. To accomplish these goals, we may be required to incur significant engineering expenses. As new products or services are introduced, we may experience warranty claims or product returns. We may not be able to accomplish these goals correctly or timely enough. If we fail in our efforts, our products and services may become less competitive or obsolete.
Our dependence on international sales involves significant risk
Sales and services to customers outside the United States accounted for approximately 92%, 70% and 58% of our net revenues for fiscal 2005, 2004 and 2003, respectively. Approximately 82%, 69% and 53% of our net revenues in fiscal 2005, 2004 and 2003, respectively, were generated from business in Southeast Asia. We expect that our non-U.S. sales and services will continue to generate the major part of our future revenues. Testing services in Southeast Asia were performed primarily for American companies, and to a lesser extent German companies, selling products and doing business in those regions. International business operations may be adversely affected by many factors, including fluctuations in exchange rates, imposition of government controls, trade restrictions, political, economic and business events and social and cultural differences.
We may incur losses due to foreign currency fluctuations
Significant portions of our revenues are denominated in Singapore and Euro dollars, Malaysian Ringgit, Thai baht and other currencies. Consequently, a portion of our costs, revenues and operating margins may be affected by fluctuations in exchange rates, primarily between the U.S. dollar and such foreign currencies. We are also affected by fluctuations in exchange rates if there is a mismatch between our foreign currency denominated assets and liabilities. Foreign currency translation adjustments resulted in an increase of $25 to shareholders’ equity for fiscal 2005, an increase of $155 to shareholders’ equity for fiscal 2004 and an increase of $18 to shareholders’ equity for fiscal 2003.
We try to reduce our risk of foreign currency fluctuations by purchasing certain equipment and supplies in U.S. dollars and seeking payment, when possible, in U.S. dollars. However, we may not be successful in our attempts to mitigate our exposure to exchange rate fluctuations. Those fluctuations could have a material adverse effect on the Company’s financial results.
We do not rely on patents to protect our products or technology
We hold U.S. patents relating to our pressurization humidity testing equipment and certain aspects of our Artic temperature test systems. Additionally, in fiscal 2001, we were granted patents for certain aspects of our new ranges of Artic temperature controlled chucks. However, although we believe our patents are integral to our business, generally we do not rely on patent or trade secret protection for our products or technology. Competitors may develop technologies similar to or more advanced than ours. We cannot assure that our current or future products will not be copied or will not infringe on the patents of others. Moreover, the cost of litigation of any claim or damages resulting from infringement of patents or other intellectual property could adversely affect our business, financial condition and results of operations.
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
Loss, reduction or delay of orders from significant customers could adversely affect our financial condition
The semiconductor manufacturing industry is highly concentrated, with a relatively small number of large manufacturers and assemblers accounting for a substantial portion of our revenues from product sales and testing revenues. Our experience has been that sales to particular customers may fluctuate significantly from quarter to quarter and year to year. In fiscal 2005, 2004, and 2003, sales of equipment and services to our three largest customers accounted for approximately 72%, 52%, and 49%, respectively, of our net revenues. This applies in particular to our new testing operation in Malaysia, which currently has only one major customer. In the event that the Company loses this customer, all the capital purchases to meet this customer’s requirement will be converted to support other products. Our ability to maintain close, satisfactory relationships with our customers is essential to our stability and growth. The loss of or reduction or delay in orders from our significant customers, or delays in collecting accounts receivable from our significant customers, could adversely affect our financial condition and results of operations.

There is a limited market for our testing products and services
If testing equipment is purchased by semiconductor manufacturers and assemblers, it may reduce the likelihood that they will make further purchases of such equipment or use our laboratories for testing services. Although military or other specifications require certain testing to be done by independent laboratories, over time other current customers may have less need for our testing services. We believe that there is a growing trend toward outsourcing of the integrated circuit test process. As a result, we anticipate continued growth in the test laboratory business. However, there is no assurance that this trend will continue. In an attempt to diversify our sales mix, we may seek to develop and introduce new or advanced products, and to acquire other companies in the semiconductor equipment manufacturing business.
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
We do not have contracts with key suppliers
We have no written contracts with any of our suppliers. Our suppliers may terminate their relationship with us at any time without notice. There can be no assurance that we will be able to find satisfactory replacement suppliers or that new suppliers would not be more expensive than the current suppliers if any of our suppliers were to terminate their relationship with us.
We are highly dependent on key personnel
Our success has depended, and, to a large extent will depend, on the continued services of S.W. Yong, our Chief Executive Officer and President, Victor H. M. Ting, our Vice President and Chief Financial Officer, our other key senior executives, and engineering, marketing, sales, production and other personnel. We do not have an employment agreement with Mr. Yong or Mr. Ting, but we are the beneficiary of “key man” life insurance in the amount of $6 million on Mr. Yong and $2 million on Mr. Ting. The loss of these key personnel, who would be difficult to replace, could harm our business and operating results. Competition for management in our industry is intense and we may be unsuccessful in attracting and retaining the executive management and other key personnel that we require.
Our management has significant influence over corporate decisions
Currently our officers and directors and their affiliates beneficially own approximately 33.1% of the outstanding shares of common stock, including options held by them that are exercisable within 60 days of the date of filing of this 10-K. As a result, they may be able to significantly influence matters requiring approval of the shareholders, including the election of directors, and may be able to delay or prevent a change in control of the Company.
We have not paid cash dividends
We have never paid any cash dividends on our common stock. We anticipate that the future earnings, if any, will be retained for use in the business or for other corporate purposes. Additionally, California law prohibits the payment of dividends if the Company does not have sufficient retained earnings or cannot meet certain asset to liability ratios. The Company presently intends to sell the real property it owns in Ireland. However, as of the date of filing of this Annual Report, the Company has not entered into any agreement or letter of intent with respect thereto and thus does not know whether the property will be sold or, if so, the purchase price therefor or the net proceeds that may derive therefrom. Assuming that the Company sells the real property and that there are net proceeds therefrom, we may consider using the net proceeds therefrom for a variety of purposes, which may (but need not) include payment of a cash dividend. Due to the restrictions on the payment of dividends under California law, and based on the fact that the Company has no agreement to sell the property and thus cannot at this time analyze whether or not a dividend would be advisable or permitted under law, the Company is not able at this time to advise whether or not a cash dividend may be declared in the foreseeable future and there is no assurance that any dividend will be declared or paid or, if declared, the amount thereof. Aside from the possibility of the declaration of a dividend following sale of the Ireland property as described in this paragraph, it is anticipated that no dividends will be paid to holders of common stock in the foreseeable future.

Possible dilutive effect of outstanding options
As of June 30, 2005, there were 302,000 shares of common stock reserved for issuance upon exercise of outstanding stock options. The outstanding options are currently exercisable at exercise prices ranging from $2.25 to $5.63 per share. We anticipate that the trading price of our common stock at the time of exercise of any such outstanding options will exceed the exercise price under those options. Thus such exercise will have a dilutive effect on our shareholders.
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
ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk We do not use derivative financial instruments in our investment portfolio. Our investment portfolio is generally comprised of cash deposits. Our policy is to place these investments in instruments that meet high credit quality standards. These securities are subject to interest rate risk, and could decline in value if interest rates fluctuate and thus subject us to market risk due to those fluctuations. Due to the short duration and conservative nature of our investment portfolio, we do not expect any material loss with respect to our investment portfolio, though no assurances can be given that material losses will not occur.
The interest on our loans and lines of credit range from 4.19% to 7.25% per annum. As of June 30, 2005, the outstanding aggregate principal balance on these loans and lines of credit was approximately $1,625. These interest rates are subject to change and we cannot predict an increase or decrease in rates, if any.

				There-		Fair
Fiscal year ending June 30,	2006	2007	2008	after	Total	Value
Loans:
denominated by Singapore dollars	$198	$66	—	—	$264	$264
Interest is at the bank’s prime rate (5.75% at June 30, 2005) plus 0.5% per annum
denominated by Singapore dollars	$62	$21	—	—	$83	$83
Interest is at the bank’s prime rate (2.95% at June 30, 2005) plus 2.64% per annum
denominated by Singapore dollars	$162	$171	$15	—	$348	$348
Interest is at the bank’s prime rate (4.25% at June 30, 2005) plus 1% per annum
denominated by Singapore dollars	$126	$134	$89	—	$349	$349
Interest is at the bank’s prime rate (4.25% at June 30, 2005) plus 1% per annum
denominated by Thailand baht	$58	$58	$30	—	$146	$146
Interest is at a fixed rate (4.5% at June 30, 2005) per annum
denominated Irish pound	$32	$26	$2	—	$60	$60
Interest is at the bank’s prime rate (2.09% at June 30, 2005) plus 3.5% per annum
denominated Irish pound	$17	$11	$11	—	$39	$39
Interest is at the bank’s prime rate (2.11% at June 30, 2005) plus 3% per annum

Subtotal	$655	$487	147	—	$1,289	$1,289

Line of credit:
denominated by Singapore dollars	$119	—	—	—	$119	$119
Interest is at the bank’s prime rate (5.75% at June 30, 2005) plus 0.25% per annum
denominated by Singapore dollars	$217	—	—	—	$217	$217
Interest is at the bank’s prime rate (4.25% at June 30, 2005) plus 1.25% per annum

	$336	$—	$—	$—	$336	$336

Total	$991	$487	$147	$—	$1,625	$1,625

Foreign Currency Exchange Rate Risk Although the majority of our sales, cost of manufacturing and marketing are transacted in U.S. dollars, significant portions of our revenue are denominated in Singapore and Euro dollars, Malaysian ringgit, Thai baht and other currencies. Consequently, a portion of our costs, revenue and operating margins may be affected by fluctuations in exchange rates, primarily between the U.S. dollar and such foreign currencies. We are also affected by fluctuations in exchange rates if there is a mismatch between our foreign currency denominated assets and liabilities. Foreign currency translation adjustments resulted in an increase of $25 to shareholders’ equity for fiscal 2005, an increase of $155 to shareholders’ equity for fiscal 2004 and an increase of $18 to shareholders’ equity for fiscal 2003.
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
ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information called for by this item is included in the Company’s consolidated financial statements beginning on page 48 of this Annual Report on Form 10-K.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A – CONTROLS AND PROCEDURES
An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer (the principal executive and principal financial officers, respectively, of the Company) of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2005, the end of the period covered by this Form 10-K. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective. During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
ITEM 9B – OTHER INFORMATION
Not applicable.
PART III
The information required by Items 10 through 14 of Part III of this Form 10-K (information regarding our directors and executive officers, executive compensation, security ownership of certain beneficial owners, management, related stockholder matters, and certain relationships and related transactions and principal accountant fees and services, respectively) is hereby incorporated by reference from the Company’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2005.
PART IV
ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1 and 2) FINANCIAL STATEMENTS AND SCHEDULES:
The following financial statements, including notes thereto and the independent auditors’ report with respect thereto, are filed as part of this Annual Report on Form 10-K, starting on page 47 hereof:
1.	Report of Independent Public Registered Accounting Firm

2.	Consolidated Balance Sheets

3.	Consolidated Statements of Income and Comprehensive (Loss) Income

4.	Consolidated Statements of Shareholders’ Equity

5.	Consolidated Statements of Cash Flows

6.	Notes to Consolidated Financial Statements
(b) EXHIBITS:

Number	Description

3.1	Articles of Incorporation, as currently in effect. [Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for June 30, 1988.]

3.2	Bylaws, as currently in effect. [Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for June 30, 1988.]

10.1	Credit Facility Letter dated January 4, 2001, between Trio-Tech International Pte. Ltd. and Standard Chartered Bank. [Incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for June 30, 2001.]

10.2	1998 Stock Option Plan. [Incorporated by reference to Exhibit 1 to the Company’s proxy statement filed under regulation 14A on October 27, 1997.] **

Number	Description

10.3	Directors Stock Option Plan. [Incorporated by reference to Exhibit 2 to the Company’s proxy statement filed under regulation 14A on October 27, 1997.] **

10.4	Real Estate Lease dated February 1, 1999 between Martinvale Development Company and Universal Systems. [Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for June 30, 1999.]

10.5	Real Estate Lease dated February 16, 2001 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1004 Toa Payoh North #07-01/07 and #03-01/03. [Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for June 30, 2001.]

10.6	Real Estate Lease dated May 13, 1999 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1004 Toa Payoh North #03-16/17. [Incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for June 30, 2001.]

10.7	Real Estate Lease dated October 13, 1999 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1004 Toa Payoh North #01-08/15. [Incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for June 30, 2001.]

10.8	Real Estate Lease dated December 7, 2000 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1004 Toa Payoh North #01-16/17. [Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for June 30, 2001.]

10.9	Real Estate Lease dated January 3, 2000 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1008 Toa Payoh North #03-01/06. [Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for June 30, 2001.]

10.10	Real Estate Lease dated October 13, 1999 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1008 Toa Payoh North #03-09/15 and #03-16/18. [Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for June 30, 2001.]

10.11	Real Estate Lease dated May 2, 2000 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1008 Toa Payoh North #01-08. [Incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K for June 30, 2001.]

10.12	Real Estate Lease dated September 12, 2000 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1008 Toa Payoh North #07-17/18. [Incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for June 30, 2001.]

10.13	Real Estate Lease dated October 30, 2000 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1008 Toa Payoh North #07-01. [Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for June 30, 2001.]

10.14	Real Estate Lease dated February 26, 2002 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1004 Toa Payoh North #02-11/15. [Incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for June 30, 2002.]

10.15	Real Estate Lease dated June 10, 2002 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1004 Toa Payoh North #02-08/10. [Incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for June 30, 2002.]

10.16	Credit Facility Letter dated November 16, 2001 and June 24, 2002, between Trio-Tech International Pte. Ltd. and Standard Chartered Bank. [Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for June 30, 2002.]

10.17	Credit Facility Letter dated July 24, 2002, between Trio-Tech International Pte. Ltd. and OCBC Bank. [Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for June 30, 2002.]

10.18	Credit Facility Letter dated May 21, 2002, between Trio-Tech (M) Sdn Bhd and HSBC Bank Malaysia Berhad. [Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for June 30, 2002.]

Number	Description

10.19	Credit Facility Letter dated January 22, 2002, between Trio-Tech (KL) Sdn Bhd and Public Bank Berhad. [Incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for June 30, 2002.]

10.20	Real Estate Lease dated November 8, 2001 between Elbar Investments, L.P. and Trio-Tech International for 14731 Califa Street, Van Nuys. [Incorporated by reference to Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K for June 30, 2002.]

10.21	Amendment to the Directors Stock Option Plan [Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for June 30, 2002.] **

10.22	Credit Facility Letter dated January 28, 2003, between Trio-Tech (M) Sdn Bhd and HSBC Bank Malaysia Berhad [Incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for June 30, 2003.]

10.23	Credit Facility Letter dated September 20, 2002, between KTS Incorporated and Bank of America. [Incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for June 30, 2003.]

10.24	Real Estate Lease dated January 12, 2001 between JTC Corporation and Trio-Tech International Pte. Ltd. for Toa Payoh North #01-S3/S4. [Incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for June 30, 2003.]

10.25	Sales and Purchase Agreement, dated March 29, 2004 between TS Matrix BHD. and Trio Tech (Malaysia) SDN BHD. [Incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed on July 15, 2004.]

10.26	Real Estate Sublease, dated July 1, 2004 between TS Matrix BHD. and Trio Tech (Malaysia) SDN. BHD. for factory lot no. 11A Kawansan MIEL Sungai Way Baru (FTZ), Phase III Selangor Darul Ehsan. [Incorporated by reference to Exhibit 10.1 to the Registrant’s Amended Form 8-K filed on August 20, 2004.]

10.27	Real Estate Lease dated April 28, 2004 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1004 Toa Payoh North #04-14/16 and #04-17. [Incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for June 30, 2004.]

10.28	Real Estate Lease dated April 28, 2004 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1004 Toa Payoh North #03-08/10. [Incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for June 30, 2004.]

10.29	Real Estate Lease dated April 19, 2004 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1008 Toa Payoh North #02-17. [Incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for June 30, 2004.]

10.30	Real Estate Lease dated May 26, 2004 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1008 Toa Payoh North #02-15/16. [Incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for June 30, 2004.]

10.31	Credit Facility Letter dated July 7, 2003, between Trio-Tech International Pte. Ltd, and Hong Leong Finance Limited. [Incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for June 30, 2004.]

10.32	Credit Facility Letter dated October 2, 2003, between Trio-Tech Bangkok and Kasikornbank Public Company Limited. [Incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for June 30, 2004.]

10.33	Credit Facility Letter dated October 7, 2003, between Trio-Tech International Pte. Ltd, and DBS Bank Ltd. [Incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for June 30, 2004.]

10.34	Credit Facility Letter dated August 11, 2003 between Trio-Tech International Pte. Ltd. and Standard Chartered Bank. [Incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for June 30, 2004.]

10.35	Letter of Offer, dated June 3, 2005 between Globetronics Technology BHD. and Trio Tech International PTE. LTD.. [Incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed on June 8, 2005.]

10.36	Real Estate Lease, dated December 1, 2003 between Trio Tech (Malaysia) SDN. BHD. and Amphenol Malaysia Sdn. Bhd. for factory plot no. 1A Phase 1, Bayan Lepas Free Trade Zone, 11900 Pulau Pinang . *

Number	Description

10.37	Real Estate Lease, dated December 6, 2004 between Malaysian Industrial Estates Berhad and Trio Tech (Malaysia) SDN. BHD. for factory lot no. 4 Kawansan MIEL Sungai Way Baru (FTZ), Phase III Selangor Darul Ehsan. *

10.38	Real Estate Lease, dated September 28, 2004 between Ascendas-Xinsu Development (Suzhou) Co., Ltd. and Trio Tech (SIP) Co., Ltd. for Block B #05-01/02 room 6 in Suzhou Industrial Park China 215021. *

10.39	Real Estate Lease, dated November 8, 2004 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1008 Toa Payoh North #03-07/08. *

10.40	Real Estate Lease, dated September 10, 2003 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1008 Toa Payoh North #01-09/11. *

21.1	Subsidiaries of the Registrant (100% owned by the Registrant except as otherwise stated):

Trio-Tech International Pte. Ltd., a Singapore Corporation

Universal (Far East) Pte. Ltd., a Singapore Corporation

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

Trio-Tech Malaysia, a Malaysia Corporation (55% owned by the Registrant)

Trio-Tech Kuala Lumpur, a Malaysia Corporation (100% owned by Trio-Tech Malaysia)

Trio-Tech Bangkok, a Thailand Corporation

Trio-Tech Thailand, a Thailand Corporation

Prestal Enterprise Sdn. Bhd., a Malaysia Corporation (76% owned by the Registrant)

KTS Incorporated, dba Universal Systems, a California Corporation

Trio-Tech (Suzhou) Co. Ltd., a China Corporation

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Rule 13a-14(a) Certification of Principal Executive Officer of Registrant*

31.2	Rule 13a-14(a) Certification of Principal Financial Officer of Registrant*

32	Section 1350 Certification. *

*	Filed electronically herewith.

**	Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit to this report.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIO-TECH INTERNATIONAL

By:	/s/ Victor H.M. Ting

VICTOR H.M. TING
Vice President and
Chief Financial Officer
Date: September 27, 2005
Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

/s/ A. Charles Wilson	September 27, 2005

A. Charles Wilson, Director
Chairman of the Board

/s/ S. W. Yong	September 27, 2005

S. W. Yong, Director
President, Chief Executive Officer
(Principal Executive Officer)

/s/ Victor H.M. Ting	September 27, 2005

Victor H.M. Ting
Vice President, Chief Financial Officer
(Principal Financial Officer)

/s/ Jason T. Adelman	September 27, 2005

Jason T. Adelman, Director

/s/ Richard M. Horowitz	September 27, 2005

Richard M. Horowitz, Director

Exhibit 23.1
CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Trio-Tech International
Van Nuys, California
We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 No. 333-38082 and Form S-8 No. 333-40102 of Trio-Tech International of our report dated September 15, 2005, relating to the consolidated financial statements which appear in this annual report on Form 10-K.
/s/ BDO Raffles
BDO Raffles
Singapore
September 27, 2005

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

Date: September 27, 2005

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

Date: September 27, 2005

/s/ VICTOR H.M. TING

Victor H.M. Ting, Chief Financial Officer
and Vice President (Principal Financial Officer)

Exhibit 32
SECTION 1350 CERTIFICATION
Each of the undersigned, S.W. Yong, President and Chief Executive Officer of Trio-Tech International, a California corporation (the “Company”), and Victor H.M. Ting, Vice President and Chief Financial Officer of the Company, do hereby certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge (1) the annual report on Form 10-K of the Company for the year ended June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ S. W. YONG

Name: S. W. Yong
Title: President and Chief Executive Officer
Date: September 27, 2005

/s/ VICTOR H. M. TING

Name: Victor H.M. Ting
Title: Vice President and Chief Financial Officer
Date: September 27, 2005
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
Trio-Tech International
Van Nuys, California:
We have audited the accompanying consolidated balance sheets of Trio-Tech International and subsidiaries (the “Company”) as of June 30, 2005 and 2004, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Trio-Tech International and subsidiaries as of June 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2005 in conformity with accounting principles generally accepted in the United States of America.
BDO Raffles

/s/ BDO Raffles

Singapore September 15, 2005

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	June 30,	June 30,
	2005	2004
ASSETS

CURRENT ASSETS:
Cash	$1,439	$1,357
Short-term deposits	3,211	5,649
Trade accounts receivable, less allowance for doubtful accounts of $147 and $165	4,178	3,695
Other receivables	142	105
Inventories, less provision for obsolete inventory of $428 and $445	1,584	1,409
Prepaid expenses and other current assets	91	98

Total current assets	10,645	12,313

PROPERTY, PLANT AND EQUIPMENT, Net	7,176	5,202
OTHER INTANGIBLE ASSETS, Net	386	—
OTHER ASSETS	138	485

TOTAL ASSETS	$18,345	$18,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Line of credit	$336	$146
Accounts payable	1,681	2,316
Accrued expenses	2,598	2,166
Income taxes payable	168	49
Current portion of notes payable	655	506
Current portion of capital leases	123	246
Current portion of deferred tax liabilities	275	195

Total current liabilities	5,836	5,624

NOTES PAYABLE, net of current portion	634	583
CAPITAL LEASES, net of current portion	110	210
DEFERRED TAX LIABILITIES	407	449

TOTAL LIABILITIES	6,987	6,866

MINORITY INTEREST	2,061	2,110

SHAREHOLDERS’ EQUITY:
Common stock; no par value, 15,000,000 shares authorized; 2,976,042 shares issued and outstanding as at Jun. 30, 2005, and 2,964,542 shares issued and outstanding as at Jun. 30, 2004, respectively	9,554	9,527
Paid-in capital	284	284
Accumulated deficit	(298)	(519)
Accumulated other comprehensive loss-translation adjustments	(243)	(268)

Total shareholders’ equity	9,297	9,024

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$18,345	$18,000

See notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS, EXCEPT EARNINGS (LOSS) PER SHARE)

	Note	Years Ended
		Jun. 30	Jun. 30	Jun. 30
		2005	2004	2003
NET SALES
Product sales		$13,754	$10,246	$11,741
Services		11,940	8,908	9,505

		25,694	19,154	21,246

COST OF SALES
Cost of goods sold		11,386	8,145	10,395
Cost of service rendered		8,144	6,309	5,850

		19,530	14,454	16,245

GROSS PROFIT		6,164	4,700	5,001

OPERATING EXPENSES:
General and administrative		4,695	3,769	3,992
Selling		1,059	875	702
Research and development		93	117	121
Impairment loss		70	4	358
Loss (gain) on disposal of property, plant and equipment		1	(101)	115

Total		5,918	4,664	5,288

INCOME (LOSS) FROM OPERATIONS		246	36	(287)

OTHER INCOME (EXPENSE)
Interest expense		(176)	(120)	(185)
Other income	15	323	372	347

Total		147	252	162

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST		393	288	(125)

INCOME TAX EXPENSES	9	170	13	94

INCOME (LOSS) BEFORE MINORITY INTEREST		223	275	(219)

MINORITY INTEREST		(2)	(55)	138

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHARES		221	220	(81)

EARNINGS (LOSS) PER SHARE:
Basic		$0.07	$0.07	$(0.03)

Diluted		$0.07	$0.07	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON AND POTENTIAL COMMON SHARES OUTSTANDING
Basic		2,968	2,939	2,928
Diluted		2,992	3,000	2,928

COMPREHENSIVE INCOME (LOSS):
Net income (loss)		221	220	(81)
Unrealized loss on investment		—	(45)	21
Foreign currency translation adjustment		25	155	18

COMPREHENSIVE INCOME (LOSS)		$246	$330	$(42)

See notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (IN THOUSANDS)

					Accum-
					ulated
	Common Stock			Retained	Other
	Number		Additional	Earnings/	Compre-
	of		Paid-in	Accumulated	hensive
	Shares	Amount	Capital	Deficit	(Loss)	Total
Balance, June 30, 2002	2,927	$9,423	$270	$(658)	$(417)	$8,618

Stock compensation due to issuance of options			14			14

Net loss				(81)		(81)

Unrealized gain in marketable securities (net of tax)					21	21

Translation adjustment					18	18

Balance, June 30, 2003	2,927	9,423	284	(739)	(378)	8,590

Cash received from stock options exercised	37	104				104

Net income				220		220

Unrealized loss in marketable securities (net of tax)					(45)	(45)

Translation adjustment					155	155

Balance, June 30, 2004	2,964	9,527	284	(519)	(268)	9,024

Cash received from stock options exercised	12	27				27

Net income				221		221

Translation adjustment					25	25

Balance, June 30, 2005	2,976	$9,554	$284	$(298)	$(243)	$9,297

See notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASHFLOW (IN THOUSANDS)

	Years Ended
	Jun. 30,	Jun. 30,	Jun. 30,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$221	$220	$(81)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,521	1,145	1,271
Bad debt (recovery) expense, net	(18)	14	(17)
Inventory provision	45	—	48
Interest income on short-term deposits	(52)	(63)	(67)
Impairment loss	70	4	358
Stock compensation	—	—	14
(Gain) loss on sale of property and equipment	1	(101)	115
(Gain) loss on disposal of marketable securities	—	(115)	(49)
Deferred tax provision (benefit)	38	(67)	42
Minority interest	2	55	(138)
Changes in operating assets and liabilities (excluding business acquisition):
Accounts receivable, net	(465)	(66)	522
Other receivables	(37)	(200)	(503)
Other assets	(105)	9	389
Inventories	(220)	(360)	385
Prepaid expenses and other current assets	7	30	(4)
Accounts payable and accrued expenses	(203)	1,305	(856)
Income taxes payable	119	(7)	(50)

Net cash provided by operating activities	924	1,803	1,379

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturing short-term deposits	5,489	3,537	7,711
Investments in short-term deposits	(2,999)	(4,815)	(5,925)
Capital expenditures	(2,306)	(950)	(1,020)
Purchase of marketable securities	—	(4)	(537)
Acquisition of business in Malaysia	(1,126)	(92)	—
Proceeds from disposal of marketable securities	—	555	665
Proceeds from sale of property and equipment	1	241	—

Net cash (used in) provided by investing activities	(941)	(1,528)	894

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments and borrowings on lines of credit	190	(155)	(932)
Principal payments of debt and capital leases	(909)	(1,359)	(1,284)
Proceeds from long-term debt	862	999	535
Dividends paid to minority interest	(53)	(53)	(70)
Cash received from stock options exercised	27	104	—

Net cash provided by (used in) financing activities	117	(464)	(1,751)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(18)	51	(34)

NET INCREASE (DECREASE) IN CASH	82	(138)	488
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,357	1,495	1,007

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,439	$1,357	$1,495

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$176	$120	$182
Income taxes	$13	$90	$105

NON-CASH INVESTING AND FINANCING ACTIVITIES
Property, plant and equipment purchase under capital leases	$24	$135	$363
See notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2005, 2004 AND 2003 (IN THOUSANDS, EXCEPT PER SHARE AND NUMBER OF SHARES)

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
Accounting Period — The Company’s fiscal reporting period coincides with the 52-53 week period ending on the last Friday in June for fiscal 2004 and 2003. Effective July 1, 2004, The Board of Directors approved the change of the fiscal reporting period to end on the last day of June. The fiscal year end dates for year ending June 30, 2005 and June 30, 2004 were June 30, 2005 and June 25, 2004 respectively. Fiscal 2005, 2004 and 2003 are 53-week, 52-week and 52-week reporting periods, respectively.
Revenue Recognition — Revenues generated from sales of products in the Manufacturing and Distribution segments are recognized when persuasive evidence of an arrangement exists, delivery of the products has occurred, customer acceptance has been obtained (which means the significant risks and rewards of the ownership have been transferred to the customer), the price is fixed or determinable and collectibility is reasonably assured. Certain products sold (in the Manufacturing segment) require installation and training to be performed.
Revenue from product sales is also recorded in accordance with the provisions of Emerging Issues Task Force (EITF) Statement 00-21 “Revenue Arrangements with Multiple Deliverables” and Staff Accounting Bulletin (SAB) 104 “Revenue Recognition in Financial Statements” which generally requires revenue earned on product sales involving multiple-elements to be allocated to each element based on the relative fair values of those elements. Accordingly, the Company allocates revenue to each element in a multiple-element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold and specifically defined in a quotation or contract. The Company allocates a portion of the invoice value to products sold and the remaining portion of invoice value to installation work in proportion to the fair value of products sold and installation work to be performed. Training elements are valued based on hourly rates, which the Company charges for these services when sold apart from product sales. The fair value determination of products sold and the installation and training work is also based on our specific historical experience of the relative fair values of the elements if there is no easily determinable market price to be considered. In fiscal 2005 and 2004, the installation revenues generated in connection with product sales were immaterial and included in the product sales revenue line on the consolidated statement of income. The Company estimates an allowance for sales returns based on historical experience with product returns. Revenue derived from testing service is recognized when testing services are rendered.
Accounts Receivable and Allowance for Doubtful Accounts — During the normal course of business, the Company extends unsecured credit to its customers. Typically, credit terms require payment to be made between 30 to 60 days of the sale. We do not require collateral from our customers. The Company maintains its cash accounts at credit worthy financial institutions.
The Company regularly evaluates and monitors the creditworthiness of each customer on a case-by-case basis. The Company includes any account balances that are determined to be uncollectible, along with a general reserve, in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to management, the Company believed that its allowance for doubtful accounts was adequate as of June 30, 2005.
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
Short Term Deposits — Short term deposits consist of bank balances and interest bearing deposits having maturity of 1 to 12 months. As of June 30, 2005, approximately $670 of short-term deposits were held in the Company’s 55% owned Malaysian subsidiary. $510 of this amount was denominated in the currency of Malaysia. Out of the $510, $139 is currently available for movement to overseas, as authorized by the Central Bank of Malaysia. There are additional amounts available as dividends (after making deductions for income tax) pursuant to Malaysian regulations.
As of June 30, 2004, approximately $2,011 of short-term deposits were held in the Company’s 55% owned Malaysian subsidiary. $1,742 of this amount was denominated in the currency of Malaysia. Out of the $1,742, $147 was then available for movement to overseas, as authorized by the Central Bank of Malaysia. There were additional amounts available as dividends (after making deductions for income tax) pursuant to Malaysian regulations.
Investments in Marketable Securities — Investments in marketable securities are accounted for under the Statement of Financial Accounting Standards (SFAS) No. 115. Marketable equity securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of shareholders’ equity. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in investment income. The Company recognized comprehensive income (net of tax) of nil during the fiscal year ended June 30, 2005 and comprehensive loss (net of tax) of $45 and comprehensive income (net of tax) of $21, during the fiscal years ended June 30, 2004 and June 30, 2003, respectively, based on its proportionate interest in the subsidiary where the marketable securities were recorded.
Inventories — Inventories consisting principally of raw materials, works in progress, and finished goods are stated at the lower of cost, using the first-in, first-out (FIFO) method, or market value.
Property, Plant and Equipment — Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is provided for over the estimated useful lives of the assets using the straight-line method. Amortization of leasehold improvements is provided for over the term of the leases or the estimated useful lives of the assets, whichever is the shorter, using the straight-line method. Capital grants from the Industrial Development Authority in Ireland are accounted for when claimed by reducing the cost of the related assets. The grants are amortized over the depreciable lives of those assets.
Maintenance, repairs and minor renewals are charged directly to expense as incurred. Additions and betterments to property and equipment are capitalized. When assets are disposed of, the related cost and accumulated depreciation thereon are removed from the accounts and any resulting gain or loss is included in the statement of operations.
Other intangible asset — In accordance with SFAS No,. 142, “Goodwill and Other Intangible Assets.” the Company identified one item of other intangible assets other than goodwill with a finite life of five years during the process of acquiring business in Malaysia, which is the customer relationship. The estimated fair value of this other intangible asset is approximately $482 and should be amortized over a five-year period on a straight-line basis. The estimated annual amortization will be approximately $96 for each of the next five years. No impairment loss was recorded during fiscal 2005.

Impairment of Long-Lived Assets — Effective July 1, 2002, the Company applies the provisions of Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) to property, plant and equipment, and other intangible assets such as customer relationships. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.
In the fiscal year ended June 30, 2005, the Company recorded an impairment loss of approximately $70 based on its examination of future undiscounted cash flows, which were generated by the subsidiaries where certain long-lived assets (other intangible assets and certain fixed assets) were used. The impairment loss of $70 consisted of machinery and equipment, furniture and fixtures, and leasehold improvements (pertaining to Singapore operations) due to changes in demand for certain burn-in services, which in turn made certain of our existing burn-in facilities obsolete.
In the fiscal year ended June 30, 2004, the Company recorded an impairment loss of approximately $4 based on its examination of future undiscounted cash flows, which are generated by the subsidiaries where certain long-lived assets (certain fixed assets) were used. The impairment loss of $4 was pertaining to the Thailand operation.
In the fiscal year ended June 30, 2003, the Company recorded an impairment loss of approximately $358 based on its examination of future undiscounted cash flows, which are generated by the subsidiaries where certain long-lived assets (certain fixed assets) were used. The impairment of $358 consisted of machinery and equipment, furniture and fixtures, and leasehold improvements (pertaining to the Malaysia and Singapore Testing operations) due to changes in demand for certain burn-in services which in turn made certain of our existing burn-in facilities obsolete.
Leases — The Company leased certain property, plant and equipment in the ordinary course of business. The leases have varying terms. Some may include renewal and/or purchase options, escalation clauses, restrictions, penalties or other obligations that the Company considers in determining minimum lease payments. The leases are classified as either capital leases or operating leases, as appropriate.
Management expects that in the normal course of business, operating leases will be renewed or replaced by other leases. The future minimum operating lease payments, for which the Company is contractually obligated as of June 30, 2005, are disclosed in Note 10.
Assets under capital leases are capitalized using interest rates appropriate at the inception of each lease and are depreciated over either the estimated useful life of the asset or the lease term on a straight-line basis. The present value of the related lease payments is recorded as a contractual obligation. The future minimum annual capital lease payments are included in the total future contractual obligations as disclosed in Note 10.
Advertising Costs — Advertising and other promotional costs are expensed as incurred. This expense was $39 in fiscal 2005, $25 in fiscal 2004 and $17 in fiscal 2003.
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
Foreign Currency Translation and Transactions — The Singapore dollar, the national currency of the Singapore, is the primary currency of the economic environment in which the operations in Singapore are conducted. The Company also operates in Malaysia, Thailand, China and Ireland of which the Malaysia ringgit, Thai baht, Renminbi and Euro dollars, respectively, are the national currencies. The Company uses the United States dollar (“U.S. dollars”) for financial reporting purposes.
The Company translates assets and liabilities of its subsidiaries outside the U.S. into U.S. dollars using the rate of exchange prevailing at the balance sheet date, and the statement of income is translated at average rates during the reporting period. Adjustments resulting from the translation of the subsidiaries’ financial statements from foreign currencies into U.S. dollars are recorded in stockholders’ equity as part of accumulated comprehensive loss — translation adjustments. Gains or losses resulting from transactions denominated in currencies other than functional currencies of the Company’s subsidiaries are reflected in income for the reporting period.
Income Taxes — The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards No 109, “Accounting for Income Taxes” (“SFAS No. 109”). SFAS No. 109 requires an entity to recognize deferred tax liabilities and assets. Deferred taxes assets and liabilities are recognized for the future tax consequence attributable to the difference between the tax bases of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in future years. Further, the effects of enacted tax laws or rate changes are included as part of deferred tax expenses or benefits in the period that covers the enactment date. Management believes that it is more likely than not that these future benefits from these timing differences would not be realized. Accordingly, a full valuation allowance has been provided as of June 30, 2005 and 2004.
For US income tax purposes no provision has been made for U.S. taxes on undistributed earnings of overseas subsidiaries with which the Company intends to continue to reinvest. It is not practicable to estimate the amount of additional tax that might be payable on the foreign earnings if they were remitted as dividends, or lent to the Company, or if the Company should sell its stock in the subsidiary. However, the Company believes that US foreign tax credits and net operating losses available would substantially eliminate any additional tax effects.
Retained earnings — It is the intention of the Company to reinvest earnings of its foreign subsidiaries in the operations of those subsidiaries. Accordingly, no provision has been made for U.S. income and foreign withholding taxes that would result if such earnings were repatriated. These taxes are undeterminable at this time. The amount of earnings retained in subsidiaries was $7,860 and $7,518 at June 30, 2005 and 2004, respectively.
Research and Development Costs — The Company incurred research and development costs of $93 in fiscal 2005, $117 in fiscal 2004 and $121 in fiscal 2003, which were charged to operating expenses as incurred.
Stock Based Compensation — Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), establishes a fair value method of accounting for stock-based compensation plans and for transactions in which a company acquires goods or services from employees and non-employees in exchange for equity instruments. SFAS No. 123 also gives the option, with respect to employees only, to account for stock-based compensation utilizing the intrinsic method, in accordance with Accounting Principles Board Opinion No. 25 (APB No. 25), “Accounting for Stock issued to Employees”. The Company has adopted APB No. 25 and FIN 44 for measurement and recognition of employee stock-based compensation.
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

	June 30,	June 30,	June 30,
	2005	2004	2003
Net income (loss) : as reported	$221	$220	$(81)

Add: stock based employee compensation included in reported income	—	—	14

Deduct: total stock based employee compensation expense determined under fair value method for all awards	(41)	(42)	(18)

Pro forma net income (loss)	$180	$178	$(85)

Income (loss) per share — basic
As reported	$0.07	$0.07	$(0.03)
Pro forma	$0.06	$0.06	$(0.03)

Income (loss) per share — diluted
As reported	$0.07	$0.07	$(0.03)
Pro forma	$0.06	$0.06	$(0.03)
As required by SFAS No. 123, the Company provides the following disclosure of estimated values for these awards. The weighted-average grant-date fair value of options granted during fiscal 2005, 2004, and 2003 was $4.41, $2.66, and $2.25 per share, respectively, and aggregate $33, $42, and $18, respectively, for total options granted by using the Black-Scholes option pricing model with the assumptions listed below:

	Years Ended
	June 30, 2005	June 30, 2004	June 30, 2003
Volatility	33.5 – 36.8%	41.9%	37.2%
Risk free interest rate	2.89 – 3.27%	2.76%	2.27 - 2.93%
Expected life (years)	3.00	2.00	2.00
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
Stock options to purchase 302,000 shares at prices ranging from $2.25 to $5.63 per share were outstanding as at June 30, 2005. 97,000 options were excluded in the computation of diluted EPS because the exercise price was greater than the weighted average market price of the common shares and therefore were anti-dilutive.
Stock options to purchase 345,000 shares at prices ranging from $2.25 to $6.00 per share were outstanding as at June 30, 2004. 100,000 options were excluded in the computation of diluted EPS because the exercise price was greater than the weighted average market price of the common shares and therefore were anti-dilutive.
Stock options to purchase 349,500 shares at prices ranging from $2.25 to $6.69 per share were outstanding at June 30, 2003 349,500 options were excluded in the computation of diluted EPS because the exercise price was greater than the weighted average market price of the common shares and therefore were anti-dilutive.
The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted EPS for the periods presented herein:

	June 30,	June 30,	June 30,
	2005	2004	2003
Net income (loss) used to compute basic and diluted earnings (loss) per share	$221	$220	$(81)

Weighted average number of common shares outstanding — basic	2,968	2,939	2,928

Dilutive effect of stock options and warrants	24	61	—

Number of shares used to compute earnings per share — diluted	2,992	3,000	2,928

Fair Values of Financial Instruments — The carrying value of trade accounts receivable, accounts payable and short-term deposits approximate their fair value due to their short-term maturities. The carrying values of the Company’s lines of credit and long-term debt are considered to approximate their fair value because the interest rates are based on the interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities.
Concentration of credit risk — Financial instruments that subject the Company to credit risk consist primarily of accounts receivable. Concentration of credit risk with respect to accounts receivable is generally diversified due to the number of entities composing the Company’s customer base and their geographic dispersion. The Company performs ongoing credit evaluations of its customers for potential credit losses. The Company generally does not require collateral. The Company believes that its credit policies do not result in significant adverse risk and historically it has not experienced significant credit related losses.
The following table represents the changes in the allowance for doubtful accounts:

	Years Ended
	June 30,	June 30,	June 30,
	2005	2004	2003
Beginning	$165	$157	$174
Additions charged to cost and expenses	44	18	—
Recovered	(62)	(4)	(17)
Actual write-offs	—	(6)	—

Ending	$147	$165	$157

Recently Issued Accounting Pronouncements — In December 2004, the FASB announced that SFAS No. 123(R) (revised December 2004), “Share-Based Payment,” sets accounting requirements for “share-based” compensation to employees, including employee-stock-purchase-plans (ESPPs) and provides guidance on accounting for awards to non-employees. This Statement will require the Company to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. For public entities, this Statement is effective for the first fiscal year beginning after June 15, 2005. The impact of adoption of SFAS No. 123(R) will depend on levels of share-based payments granted in the future. The Company adopted this Statement beginning July 1, 2005.
In November 2004, the FASB issued Statement of Accounting Standards No. 151, “Inventory Costs, A Amendment of ARB No. 43, Chapter 4” (SFAS No. 151). SFAS No. 151 eliminates the “so abnormal” criterion in ARB No. 43 “Inventory Pricing.” SFAS No. 151 no longer permits a company to capitalize inventory costs on their balance sheets when the production defect rate varies significantly from the expected rate. SFAS No. 151 reduces the differences between U.S. and international accounting standards. SFAS No. 151 is effective for inventory costs incurred during annual periods beginning after June 15, 2005. The Company does not believe that this pronouncement will have a material effect on the Company’s financial position and net income.
In December 2004, the FASB issued FASB Staff Position No. FAS109-1 (FSP FAS 109-1), “Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. The Jobs Creation Act provides a deduction for income from qualified domestic production activities, to be phased in from 2005 through 2010, which is intended to replace the existing extra-territorial income exclusion for foreign sales. In FSP 109-1, the FASB decided the deduction for qualified domestic production activities should be accounted for as a special deduction under SFAS No. 109 rather than as a rate reduction. Accordingly, any benefit from the deduction will be reported in the period in which the deduction is claimed on the tax return, and no adjustment to deferred taxes at June 30, 2005 is required.
The Jobs Creation Act also creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and uncertainty remains as to how to interpret numerous provisions in the Act. FSP 109-2 addresses when to reflect in the financial statements the effects of the one-time tax benefit on the repatriation of foreign earnings. Under SFAS No. 109, companies are normally required to reflect the effect of new tax law changes in the period of enactment. FSP 109-2 provides companies additional time to determine the amount of earnings, if any, that they intend to repatriate under the Jobs Creation Act’s provisions. The Company is currently assessing the financial impact of implementing FSP FAS 109-1 on the consolidated financial statements.
In December 2004, the FASB issued the Statement of Financial Account Standards No. 153, “Exchange of Nonmonetary Assets, An Amendment of APB Opinion No. 29” (SFAS No. 153). SFAS No 153 addresses the measurement of exchanges of nonmonetary assets. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date this Statement is issued. The provisions of this Statement shall be applied prospectively. The Company does not believe that this pronouncement will have a material effect on the Company’s financial position and net income.
In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.” (SFAS No. 154). SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 generally requires retrospective application to the prior period financial statements of voluntary changes in accounting principles. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. However, SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. The Company does not believe the adoption of SFAS No. 154 will have a material effect on its results of operations or financial condition.
Reclassification — Certain reclassifications have been made to the previous year’s financial statements to conform to current year presentation, with no effect on previously reported net income.
3. INVENTORIES
Inventories consist of the following:

	June 30,	June 30,
	2005	2004
Raw materials	$842	$652
Work in progress	608	700
Finished goods	562	502
Less: provision for obsolete inventory	(428)	(445)

	$1,584	$1,409

4. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following:

	Useful	June 30,	June 30,
	Life in years	2005	2004
Building and improvements	3-20	$816	$817
Leasehold improvements	3-27	2,669	2,347
Machinery and equipment	3-7	7,020	4,655
Furniture and fixtures	3-5	420	363
Equipment under capital leases	3-5	1,322	1,279

		12,247	9,461

Less:
Accumulated depreciation and amortization		4,317	3,417
Accumulated amortization on equipment under capital leases		754	842

		$7,176	$5,202

Depreciation and amortization expenses during fiscal year ended June 30, 2005, 2004 and 2003 were $1,521, of which $96 related to the intangible asset, $1,145 and $1,271, respectively.
5. LINES OF CREDIT
The lines of credit have various financial covenants. The Company was in compliance with all such debt covenants at June 30, 2005 and 2004.

	June 30,	June 30,
	2005	2004
Revolving line of credit denominated by Singapore dollars payable to a commercial bank for working capital purposes, to borrow up to $4,225 with an interest rate at the bank’s prime rate (5.75% at June 30, 2005 and 2004) plus 0.25% per annum. The line of credit is renewable in July 2006 and is collateralized by Trio-Tech International Pte. Ltd. accounts receivable.	$119	$146

Revolving line of credit denominated by Singapore dollars payable to a commercial bank for working capital purposes, to borrow up to $5,374 with an interest rate at the bank’s prime rate (4.25% at June 30, 2005) plus 1.25% per annum. The line of credit is renewable in December 2005 and is collateralized by Trio-Tech International Pte. Ltd. fixed deposits	217	—

Lines of credit	$336	$146

6.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30,	June 30,
	2005	2004
Payroll and related	$1,182	$954
Commissions	113	64
Customer Deposits	26	39
Legal and audit	53	113
Sales tax	285	271
Utilities	188	201
Warranty	155	162
Provision for sales volume rebate	5	3
Provision for building sinking fund	34	34
Accrued purchase of materials and fixed assets	256	133
Unearned revenue	123	—
Other accrued expenses	178	192

Total	$2,598	$2,166

7.	WARRANTY ACCRUAL

	June 30,	June 30,
	2005	2004
Beginning	$162	$165
Additions charged to cost and expenses	43	41
Recovered	—	—
Actual write-offs	(50)	(44)

Ending	$155	$162

8.	NOTES PAYABLE

Notes payable consists of the following:

	June 30,	June 30,
	2005	2004
Note payable denominated by Singapore dollars to a commercial bank for purchasing certain equipment, matured in February 2005, bearing interest at bank’s prime rate (5.75% at June 30, 2004) plus 1.5% per annum, with monthly payments of principal and interest installments of $17 through February 2005, collateralized by the relevant equipment, with a fixed deposit and a corporate guarantee. This note was fully paid in February 2005.	$—	145

Note payable denominated by Singapore dollars to a commercial bank for purchasing certain equipment, maturing in October 2006, bearing interest at the bank’s prime rate (5.75% at June 30, 2005 and 2004) plus 0.5% per annum, with monthly payments of principal and interest installments of $16 through October 2006 with no collateral.	264	455

Note payable denominated by Singapore dollars to a commercial bank for purchasing certain equipment, maturing in October 2006, bearing interest at the bank’s prime rate (2.95% at June 30, 2005 and 2004) plus 2.64% per annum, with monthly payments of principal and interest installments of $5 through October 2006, with no collateral.	83	140

Note payable denominated by Singapore dollars to a commercial bank for infrastructure investment, maturing in June 2007, bearing interest at the bank’s prime rate (4.25% at June 30, 2005) plus 1% per annum, with monthly payments of principal and interest installments of $15 through June 2007, with no collateral.	348	—

Note payable denominated by Singapore dollars to a commercial bank for infrastructure investment, maturing in February 2008, bearing interest at the bank’s prime rate (4.25% at June 30, 2005) plus 1% per annum, with monthly payments of principal and interest installments of $12 through February 2008, with no collateral.	349	—

Note payable denominated by Thailand baht to a commercial bank for extension of a building, maturing in December 2007, bearing interest at a fixed rate (4.5% at June 30, 2005 and 2004) per annum, with monthly payments of principal and interest installments of $6 through December 2007, with no collateral.	146	207

Mortgage note payable denominated in Irish pounds to the Industrial Credit Corporation for purchasing a building, maturing in July 2007, bearing interest at the bank’s prime rate (2.09% at June 30, 2005 and 2004) plus 3.5% per annum, with monthly payments of principal and interest installments of $3 through July 2007, collateralized by the relevant building.	60	88

Mortgage note payable denominated by Irish pounds to the Industrial Credit Corporation for purchasing a building, maturing in May 2008, bearing interest at the bank’s prime rate (2.11% at June 30, 2005 and 2004) plus 3% per annum, with monthly payments of principal and interest installments of $1 through May 2008, collateralized by the relevant building.	39	54

	1,289	1,089
Less current portion	(655)	(506)

Notes payable	$634	$583

     Maturities of notes payable as of June 30, 2005 are as follows:

Year
Ending
June 30,

2006	$655
2007	487
2008	147
Thereafter	—

$1,289

9.	INCOME TAXES

The Company generates income or loss before income taxes and minority interest in the U.S., Singapore, Thailand, Malaysia, and Ireland, respectively, and files income tax returns in these countries. The summarized income or loss before income taxes and minority interest in the U.S. and foreign countries for the fiscal years ended June 30, 2005, 2004 and 2003 were as follows:

	June 30,	June 30,	June 30,
	2005	2004	2003
U.S.	$(118)	$(87)	$(231)
Foreign	511	375	106

	$393	$288	$(125)

On a consolidated basis, the Company’s net income tax provision (benefits) was as follows:

	June 30,	June 30,	June 30,
	2005	2004	2003
Current:
Federal	$—	$—	$—
State	3	3	4
Foreign	129	77	48

	132	80	33

Deferred:
Foreign	38	(67)	42

	$170	$13	$94

The reconciliation between the U.S. federal statutory tax rate and the effective income tax rate was as follows:

	June 30,	June 30,	June 30,
	2005	2004	2003
Statutory federal tax rate	34%	34%	(34)%
State taxes, net of federal benefit	6	6	(6)
Foreign tax rate reduction	(9)	(37)	28
Other	3	—	4
Changes in valuation allowance	9	2	83

Effective rate	43%	5%	75%

At June 30, 2005, the Company had net operating loss carry forwards of approximately $6.0 million for federal income tax purposes (which will expire through fiscal 2024) and $2.1 million for state income tax purposes (which will expire through fiscal 2009). Management believes that it is more likely than not that these future benefits from these timing differences would not be realized. Accordingly, a full valuation allowance has been provided as of June 30, 2005 and 2004.

The components of deferred income tax assets (liabilities) are as follows:

	June 30,	June 30,
	2005	2004
Deferred tax assets:
Net operating loss carry forward	$2,470	$2,465
Provision for obsolete inventory	144	141
Fixed assets	167	116
Allowance for doubtful accounts	16	8
Accrued vacation	13	10
Accrued expenses	6	40
Other	1	1

Total deferred tax assets	2,817	2,781

Deferred tax liabilities:
Depreciation on property, plant and equipment	407	449
Other	275	195

Total deferred income tax liabilities	682	644

Subtotal	2,135	2,137
Valuation allowance	(2,817)	(2,781)

Net deferred tax liability	$(682)	$(644)

The change in valuation allowance was $36, $15 and $104 in fiscal 2005, 2004 and 2003, respectively.

10.	COMMITMENTS AND CONTINGENCIES

The Company leases certain of its facilities and equipment under long-term agreements expiring at various dates through fiscal 2009. Certain of these leases require the Company to pay real estate taxes and insurance and provide for escalation of lease costs based on certain indices. Future minimum payments under capital leases and non-cancelable operating leases as of June 30, 2005 and future minimum rental income under non-cancelable operating leases are as follows:

	Capital	Operating	Minimum	Net Operating
Year ending June 30,	Leases	leases	rental income	leases
2006	$134	$698	$(25)	$673
2007	74	447	—	447
2008	39	120	—	120
2009	8	—	—	—
Thereafter	—	—	—	—

Total future minimum lease payments	255	$1,265	$(25)	$1,240

Less amount representing interest	(22)

Present value of net minimum lease payments	233
Less current portion of capital lease obligations	(123)

Long-term obligations under capital leases	$110

The Company entered into three sublease agreements with third parties to rent out the properties in Ireland and Malaysia. In January 2003, the Company rented out part of the property in Dublin, Ireland for five years, which expires in December 2007 with monthly rental income of approximately $9. In February 2003, the Company rented out a property in Batang Kali, Malaysia for three years, which expires in February 2006 with monthly rental income of approximately $3. In December 2003, the Company rented out another property in Malaysia for two years, which expires in December 2005. The monthly rental income is approximately $4. Total rental income from subleases amounted to $198 in fiscal 2005, $169 in fiscal 2004 and $89 in fiscal 2003.

Total rental expense on all operating leases, both cancelable and non-cancelable, amounted to $788 in fiscal 2005, $658 in fiscal 2004 and $733 in fiscal 2003.

The Company is, from time to time, the subject of litigation claims and assessments arising out of matters occurring in its normal business operations. In the opinion of management, resolution of these matters will not have a material adverse effect on the Company’s financial statements.
11.	TRANSACTIONS IN SHAREHOLDERS’ EQUITY

Fiscal 2005

On July 1, 2004, the Board of Directors granted options under the 1998 Plan, covering 5,500 shares of Common Stock to 1 employee and 30,000 shares of Common Stock to 4 directors under the Directors Plan, all with an exercise price of $4.40 per share (equal to the market price at the grant date). The options granted to directors vested in full on the grant date. The option granted to the employee has a five-year contractual life and vested 25% on the grant date and will vest as to an additional 25% on each anniversary date. According to APB No. 25, no stock compensation was recognized for these options to acquire 35,500 shares of Common Stock. On the measurement date, there was no intrinsic value on these options. Therefore, no stock compensation expense was recognized for this transaction during fiscal 2005.

On December 6, 2004, the Board of Directors granted options under the 1998 Plan, covering 4,500 shares of Common Stock to one employee with an exercise price of $4.50 per share (equal to the market price at the grant date). The option granted to the employee has a five-year contractual life and vested 25% on the grant date and will vest as to an additional 25% on each anniversary date. According to APB No. 25, no stock compensation was recognized for this option. On the measurement date, there was no intrinsic value on these options. Therefore, no stock compensation expense was recognized for this transaction during fiscal 2005.

Option holders under the Directors Plan exercised options covering 10,000 shares of the Company’s Common Stock with an exercise price of $2.25 per share. Consequently, the Company issued 10,000 shares of Common Stock in exchange for aggregate proceeds of $22.

Option holders under the 1998 Plan exercised options covering 1,000 shares of the Company’s Common Stock with an exercise price of $3.40 per share and options covering 500 shares at an exercise price of $2.66 per share. Consequently, the Company issued 1,500 shares of Common Stock in exchange for aggregate proceeds of $5.

Fiscal 2004

On July 14, 2003, the Board of Directors granted options under the 1998 Plan, covering 61,000 shares of Common Stock to 30 employees and 35,000 shares of Common Stock to 4 directors under the Directors Plan, all with an exercise price of $2.66 per share (equal to the market price at the grant date). The options granted to directors vested in full on the grant date. The options granted to the employees have a five-year contractual life and vested 25% on the grant date and will vest as to an additional 25% on each anniversary date. According to APB No. 25, no stock compensation was recognized for these 96,000 options. On the measurement date, there was no intrinsic value on these options. Therefore, no stock compensation expense was recognized for this transaction during fiscal 2004.

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

Fiscal 2003

On July 16, 2002, the Board of Directors granted options under the Directors Plan covering 35,000 shares of Common Stock to 5 directors with an exercise price lower than the market price at the grant date. These options granted have a five-year contractual life and vested immediately. The Company recognized the stock compensation expense of $14 according to APB No. 25 on June 30, 2003.

No options were exercised in fiscal 2003.

On December 8, 1997, the Company’s shareholders approved the Company’s 1998 Stock Option Plan (the “1998 Plan”) under which employees, officers, directors and consultants receive options to purchase the Company’s common stock at a price that is not less than 100 percent of the fair market value at the date of grant. Options under the 1998 Plan have a five-year contractual life and vest at the rate of 25% at the grant date and 25% at each anniversary after the granting date. There are 300,000 shares authorized for grant under the 1998 Plan, and options to acquire 165,000 shares were outstanding as of June 30, 2005.

On December 8, 1997, the Company’s shareholders approved the Directors Stock Option Plan (the “Directors Plan” under which duly elected non-employee Directors and the President (if he or she is a director of the Company) of the Company (currently four individuals) receive options to purchase the Company’s common stock at a price equal to 85% of the fair market value of the underlying shares on the date of grant. Subsequent to July 1, 2003, the Board approved and granted options to purchase the Company’s common stock at a price equal to 100% of the fair market value of the underlying shares on the date of grant. Each option granted under the Plan shall have a five-year contractual life and be exercisable immediately commencing as of the date of grant. There are 300,000 shares authorized for grant under the Directors Plan and options to acquire 137,000 shares were outstanding as of June 30, 2005.

The following tables summarize the stock option and warrant activities for the three years ended June 30, 2003, 2004 and 2005:

			Number	Weighted
	Number	Weighted	of	Average
	of	Average	Options	Exercise
Outstanding Options	Options	Price	Exercisable	Price
Beginning outstanding options at June 30, 2002	474,500	$4.27
Granted	35,000	2.25
Exercised	—
Canceled	(160,000)	4.49

Total outstanding options at June 30, 2003	349,500	3.96	296,000	$4.05

Granted	96,000	2.74
Exercised	(37,000)	2.81
Canceled	(63,000)	3.99

Total outstanding options at June 30, 2004	345,500	$3.68	278,875	$3.85

Granted	40,000	4.41
Exercised	(11,500)	3.67
Canceled	(72,000)	4.94

Total outstanding options at June 30, 2005	302,000	$3.53	267,250	$3.57

Year Ended June 30, 2005
Options Outstanding				Options Exercisable
Weighted Average
			Weighted
Grant	Number	Remaining	Average	Number
Price Range	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$2.50 — $3.69	205,000	1.68	2.84	180,250	2.87
$3.70 — $4.69	45,000	4.05	4.39	35,000	4.39
$4.70 — $5.69	52,000	0.09	5.47	52,000	5.47

	302,000	2.24	3.53	267,250	3.57

12.	CONCENTRATION OF CUSTOMERS

The Company had three major customers that accounted for the following accounts receivable and sales during the fiscal years ended:

Years ended June 30,	2005	2004	2003
Sales
— Customer A	11%	15%	17%
— Customer B	35%	37%	33%
— Customer C	26%	—	—

Accounts Receivable
— Customer A	9%	15%	10%
— Customer B	36%	32%	28%
— Customer C	23%	—	—
13.	UNUSED FINANCING FACILITIES

The Company has various credit facilities available to it. The following table summarizes the credit facilities available to the Company and the unutilized portion of the facilities at June 30, 2005:

Entity with Facility	Type of	Interest	Expiry dates	Credit	Unused
Trio-Tech Malaysia	Line of Credit	Bank’s prime rate (6% as at June 30, 2005) plus 1% per annum	January 2006	$106	$75
Trio-Tech Bangkok	Line of Credit	Bank’s prime rate (6% as at June 30, 2005) plus 1% per annum	October 2005	97	97

Trio-Tech Singapore	Line of Credit	(See Note 5)	(See Note 5)	9,599	9,263

				$9,802	$9,435

14.	ACQUISITION OF A BUSINESS

On July 1, 2004, the Company acquired certain assets from TS Matrix Bhd. (“Seller’) utilized by the burn-in testing division of Seller for an aggregate cash purchase price of approximately $1,218. Seller is one of our competitors. The Company paid approximately $92 by making a deposit in fiscal 2004 and $1,126 in cash in fiscal 2005, of which approximately $395 was financed through a bank guaranteed note which would mature on December 31, 2004. Our objectives in acquiring the burn-in testing division were to service a large electronic device manufacturer with whom we had been pursuing a business relationship for some time and to increase our market share in testing services. Upon completion of the acquisition, the customer signed a five-year agreement with the Company to provide testing services. The value of obtaining this customer relationship intangible was included in other intangible assets in the amount of $482. Results of the operations for the burn-in testing business were included in the Company’s income statement effective July 1, 2004.

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

Total purchase price:
Cash	$823
Notes payable	395

$1,218

Allocated as follows:
Fixed assets
— Machinery and equipment	$729
— Leasehold improvements	7

736
Intangible assets — customer relationship	482

$1,218

The excess purchase price over the fair value of tangible assets acquired was attributable to the customer relationship obtained from the aforementioned business acquisition and recorded as other intangible assets. No goodwill is recognized in this context. The customer relationship intangible will be amortized over its economic life based on the contract term as stated in the sales agreement with the customer on a straight-line method over five years.

The value of customer relationship was originally presented as $493 in our Form 8-K. After further identification conducted after July 1, 2004, the Company found that a value of approximately $11 from an equipment was included in this $493. Consequently, a reclassification was made to present the proper value of $482 for the customer relationship, which was started to be amortized over five years from July 1, 2004.

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of the operations of the Company and the new burn-in testing division in Malaysia for the year ended June 30, 2004 as if the acquisition had occurred on July 1, 2003. The results from operations for the year ended June 30, 2005 included the business acquisition that was completed at the beginning of the first quarter of fiscal 2005.

The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition taken place at the beginning of the year ended June 30, 2004. The unaudited pro forma combined statement of operations for the year ended June 30, 2004 combines the historical results for the Company for year ended June 30, 2004 and the historical results for the new burn-in testing division for the period preceding the acquisition on July 1, 2004. The following amounts are in thousands.
UNAUDITED PRO FORMA STATEMENT OF OPERATIONS
FOR THE YEAR ENDED JUNE 30, 2004

	Historical
		Historical
	Historical	information of
	information of	the acquired	Proforma
	the Company	business	Adjustments		Proforma
Net sales	$19,154	$1,816	$—		$20,970

Net income	$220	$169	$(96	)(a)	$293

Basic earnings per share	$0.07				$0.10
Diluted earnings per share	$0.07				$0.10

Basic weighted average common shares outstanding	2,939				2,939
Diluted weighted average common shares outstanding	3,000				3,000

(a)	Net earnings were adjusted for pro forma purposes to recognize the effect of the amortization of the other intangible assets over its economic life of five years on a straight-line method, assuming that the acquisition took place from July 1, 2003.

15.	OTHER INCOME

Other income consists of the following:

	June 30,	June 30,	June 30,
	2005	2004	2003
Interest income	$58	$78	$83
Rental income	198	169	89
Royalty income	—	—	20
Dividend income	9	11	25
Exchange (loss) gain	10	(12)	9
Sales of other products	18	6	52
Gain (loss) on disposal on marketable securities	—	115	49
Other miscellaneous income	30	5	20

Total	$323	$372	$347

16.	BUSINESS SEGMENTS

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

All inter-segment sales are sales from the manufacturing segment to the testing and distribution segment. Total inter-segment sales were $294 in fiscal 2005, $151 in fiscal 2004, and $41 in fiscal 2003. Corporate assets mainly consist of cash and prepaid expenses. Corporate expenses mainly consist of salaries, insurance, professional expenses and directors’ fees.
Business Segment Information:

	Year		Operating		Depr.
	Ended	Net	Income	Total	and	Capital
	Jun. 30	Sales	(loss)	Assets	Amort.	Expenditures
Manufacturing	FY 2005	$10,681	$(109)	$1,907	$67	$83
	FY 2004	$7,122	$(205)	$2,423	$99	$165
	FY 2003	$4,674	$(802)	$2,494	$88	$5

Testing Services	FY 2005	$11,940	$470	$14,417	$1,310	$3,132
	FY 2004	$8,908	$241	$14,893	$910	$693
	FY 2003	$9,505	$803	$13,431	$1,068	$1,333

Distribution	FY 2005	$3,073	$(142)	$1,843	$143	$241
	FY 2004	$3,124	$(27)	$588	$129	$227
	FY 2003	$7,067	$(212)	$415	$109	$45

Corporate and Unallocated	FY 2005	$—	$27	$178	$1	$—
	FY 2004	$—	$27	$96	$7	$—
	FY 2003	$—	$(76)	$371	$6	$—

Total Company	FY 2005	$25,694	$246	$18,345	$1,521	$3,456
	FY 2004	$19,154	$36	$18,000	$1,145	$1,085
	FY 2003	$21,246	$(287)	$16,711	$1,271	$1,383

Geographic Area Information:

							Elimin-
	Year						ations
	Ended	United					and	Total
	Jun. 30,	States	Europe	Singapore	Thailand	Malaysia	Other	Company
Net sales to	FY 2005	$2,209	2,684	12,620	2,135	6,340	(294)	25,694
customers	FY 2004	$4,706	1,255	9,944	2,534	866	(151)	19,154
	FY 2003	$9,038	943	8,682	1,992	632	(41)	21,246

Operating	FY 2005	$(192)	(38)	268	46	135	27	246
Income (loss)	FY 2004	$(216)	(23)	184	48	16	27	36
	FY 2003	$(167)	(140)	73	17	6	(76)	(287)

Long-lived	FY 2005	$17	305	3,518	882	2,880	(40)	7,562
Assets	FY 2004	$8	380	3,557	886	411	(40)	5,202
	FY 2003	$104	446	3,514	844	342	(40)	5,210
17.	QUARTERLY FINANCIAL DATA (UNAUDITED)

The Company’s summarized quarterly financial data are as follows:

Year ended June 30, 2004	Sep. 30,	Dec. 31,	Mar. 31,		Jun. 30,
Revenues	$3,850	$5,056	$5,042		$5,206
Expenses	4,046	4,816	4,869	(a)	5,135	(b)

(Loss) income before income taxes and minority interest	(196)	240	173		71

Income taxes	15	18	7		(27)

(Loss) income before minority interest	(211)	222	166		98
Minority interest	(54)	(4)	2		1

Net (loss) income	$(265)	$218	$168		$99

Net (loss) income per share:
Basic	$(0.09)	$0.07	$0.06		$0.03
Fully diluted	$(0.09)	$0.07	$0.06		$0.03

Year ended June 30, 2005	Sep. 30,	Dec. 31,		Mar. 31,		Jun. 30,
Revenues	$7,851	$5,682		$6,117		$6,044
Expenses	7,490	5,876		6,117		5,818	(e)

Income (loss) before income taxes and minority interest	361	(194)		—		226

Income taxes	111	(60	)(c)	(26	)(d)	145

Income (loss) before minority interest	250	(134)		26		81
Minority interest	(13)	34		(4)		(19)

Net income (loss)	$237	$(100)		$22		$62

Net income (loss) per share:
Basic	$0.08	$(0.03)		$0.01		$0.01
Fully diluted	$0.08	$(0.03)		$0.01		$0.01

(a)	This includes a gain on disposal of equipment of $62 derived from Ireland operation.

(b)	The expenses include a gain on disposal of boards of $39 derived from the Thailand operation.

(c)	This includes a tax refund of $68 in the Singapore operations after the assessment of the past year’s taxes were finalized.

(d)	This includes a tax refundable of $46 in the Malaysia operation after the assessment of the past year’s taxes were finalized.

(e)	The expenses include write off of machinery and equipment, furniture and fittings, and leasehold improvement of $70 from the Singapore testing operation.
18.	SUBSEQUENT EVENTS

Trio Tech International Pte. LTD., a Singapore company and a wholly-owned subsidiary of Registrant (the “Company”), executed a Letter of Offer on June 3, 2005 to Globetronics Technology BHD., a Malaysian company (“Seller”), to acquire Seller’s China subsidiary dealing with the testing of semiconductor components. The Company has agreed that, subject to the satisfaction of certain conditions (including without limitation satisfactory results from the Buyer’s due diligence examination and the execution of a definitive Sales and Purchase Agreement), it or one of its subsidiaries and/or nominees of which the Company owns 100% of the outstanding equity interests (“Buyer”), would acquire 100% of the issued share capital of Globetronics (Shanghai) Inc., a wholly-owned China subsidiary of Seller, for an aggregate cash purchase price of $153. The purchase price shall include all assets of Globetronics (Shanghai) Inc., excluding the accounts receivables and other receivables. These assets are expected to be utilized in the acquired burn-in testing division of Buyer to service the existing customers of the Seller. The Seller shall be responsible for settling all current and long term liabilities incurred prior to the closing of the transaction. The source of the funds for this acquisition will be from general working capital of Buyer.

The Board of Directors approved Management’s recommendation at a meeting held on May 2, 2005 to close the Company’s Ireland operation, which operates the testing facility in Dublin because the Ireland operation generated cash flow only from renting out the property located in Dublin and had not generated cash flow from testing services for the past three years. The customers and employees of the Ireland operation were informed of the closure subsequent to the end of fiscal 2005. In August 2005, the Company established a restructuring plan and estimated that the reasonable costs for completing the closure of the operation in Dublin would be approximately $450. Of this total, $350 would be related to one-time severance-related expenses, and the remaining approximately $100 would be related to facilities-related expenses.

The Company plans to sell the property in Ireland at a later date but has not yet entered into any agreements with respect thereto. The Company is unable to provide better estimate regarding the planned sales transaction and any additional costs and charges, all of which could have varied widely depending on the terms of any specific purchase and sale agreements.