Form 10-Q
period 2005-09-30
TRIO TECH INTERNATIONAL
filed 2005-11-21
CIK 732026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2005
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed with the Commission by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock outstanding as of November 2, 2005 is 3,035,242.

TRIO-TECH INTERNATIONAL

INDEX TO CONSOLIDATED FINANCIAL INFORMATION, OTHER INFORMATION AND SIGNATURE

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (IN THOUSANDS EXCEPT NUMBER OF SHARES)

	Sep 30,	June 30,
ASSETS	2005	2005
	(Unaudited)
CURRENT ASSETS:
Cash	$1,595	$1,439
Restricted cash held in escrow	1,067	—
Short-term deposits	3,494	3,211
Trade accounts receivable, less allowance for doubtful accounts of $160 and $147, respectively	3,506	4,178
Other receivables	232	142
Inventories, less provision for obsolete inventory of $428 respectively	2,215	1,584
Prepaid expenses and other current assets	204	91
Assets held for sale	261	—

Total current assets	12,574	10,645
PROPERTY, PLANT AND EQUIPMENT, Net	6,681	7,176
OTHER INTANGIBLE ASSETS, Net	364	386
OTHER ASSETS	230	138

TOTAL ASSETS	$19,849	$18,345

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Lines of credit	$285	$336
Accounts payable	1,710	1,681
Accrued expenses	2,950	2,598
Accrued restructuring costs	223	—
Advances from buyer	1,067	—
Income tax payable	195	168
Current portion of notes payable	728	655
Current portion of capital leases	73	123
Current portion of deferred tax liabilities	274	275

Total current liabilities	7,505	5,836

NOTES PAYABLE, net of current portion	590	634
CAPITAL LEASES, net of current portion	94	110
DEFERRED TAX LIABILITIES	406	407

TOTAL LIABILITIES	8,595	6,987

MINORITY INTEREST	2,052	2,061
SHAREHOLDERS’ EQUITY:
Common stock; no par value, 15,000,000 shares authorized;
2,996,992 shares issued and outstanding as at Sep. 30, 2005, and
2,976,042 shares issued and outstanding as at Jun. 30, 2005, respectively	9,618	9,554
Paid-in capital	318	284
Accumulated deficit	(512)	(298)
Accumulated other comprehensive loss-translation adjustments	(222)	(243)

Total shareholders’ equity	9,202	9,297

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$19,849	$18,345

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004 (UNAUDITED, IN THOUSANDS, EXCEPT (LOSS) EARNINGS PER SHARE)

	Three Months Ended
	Sep. 30,	Sep. 30,
	2005	2004
	(Unaudited)	(Unaudited)
NET SALES
- PRODUCT SALES	$2,160	$4,957
- SERVICES	3,545	2,786

	5,705	7,743

COST OF SALES
- COST OF GOODS SOLD	1,695	4,066
- COSTS OF SERVICES RENDERED	2,186	1,770

	3,881	5,836

GROSS PROFIT	1,824	1,907

OPERATING EXPENSES:
General and administrative	1,289	1,257
Selling	285	269
Research and development	17	33
Impairment Loss	15	1

Total	1,606	1,560

INCOME FROM OPERATIONS	218	347

OTHER INCOME (EXPENSE)
Interest expense	(35)	(32)
Other income	30	55

Total	(5)	23

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	213	370
INCOME TAXES	73	111

INCOME FROM CONTINUING OPERATIONS	140	259

DISCONTINUED OPERATION (NOTE 7)
LOSS FROM DISCONTINUED OPERATION	(378)	(9)

(LOSS) INCOME BEFORE MINORITY INTEREST	(238)	250
MINORITY INTEREST	24	(13)

NET (LOSS) INCOME	$(214)	$237

BASIC (LOSS) EARNINGS PER SHARE
Basic earnings per share from Continuing operations	$0.05	$0.08
Basic loss per share from Discontinued operation	(0.13)	0.00

Basic (loss) earnings per share from Net (loss) income	$(0.08)	$0.08

DILUTED (LOSS) EARNINGS PER SHARE
Diluted earnings per share from Continuing operations	$0.05	$0.08
Diluted loss per share from Discontinued operation	(0.13)	0.00

Diluted (loss) earnings per share from Net (loss) income	$(0.08)	$0.08

WEIGHTED AVERAGE NUMBER OF COMMON AND POTENTIAL COMMON SHARES OUTSTANDING
Basic	2,994	2,965
Diluted	3,043	3,009
COMPREHENSIVE (LOSS) INCOME :
Net (loss) income	$(214)	$237
Foreign currency translation adjustment	21	38

COMPREHENSIVE (LOSS) INCOME	$(193)	275

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004 (UNAUDITED, IN THOUSANDS)

	Three Months Ended
	Sep 30,	Sep 30,
	2005	2004
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(214)	$237
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	392	337
Bad debt expense, net	18	11
Inventory provision	—	1
Interest income on short-term deposits	(15)	(13)
Impairment loss	15	1
Stock compensation	34	—
Restructuring costs	223	—
Deferred tax (benefit) provision	(2)	27
Minority interest	(24)	13
Changes in operating assets and liabilities:
Accounts receivable, net	654	(785)
Other receivables	(90)	(236)
Other assets	(92)	(482)
Inventories	(631)	(370)
Prepaid expenses and other current assets	(113)	(61)
Accounts payable and accrued expenses	381	1,085
Income tax payable	27	38

Net cash provided by (used in) operating activities	563	(197)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturing short-term deposits	382	1,304
Investments in short-term deposits	(650)	(79)
Capital expenditures	(131)	(457)
Acquisition of business in Malaysia	—	(731)
Proceeds from sale of property and equipment	—	168

Net cash (used in) provided by investing activities	(399)	205

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments and borrowings on lines of credit	(51)	—
Principal payments of debt and capital leases	(236)	(208)
Proceeds from long-term debt	199	285
Cash received from stock options exercised	64	—

Net cash (used in) provided by financing activities	(24)	77

EFFECT OF EXCHANGE RATE CHANGES ON CASH	16	(8)

NET INCREASE IN CASH	156	77
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,439	1,357

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,595	$1,434

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$37	$35
Income taxes	$45	$57
NON-CASH OPERATING ACTIVITIES
- Assets held for sale	$(261)	$—
- Carrying value of property reclassified from PPE	$261	$—
- Advances from buyer	$1,067	$—
- Restricted cash held in escrow	$(1,067)	$—
See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AND NUMBER OF SHARES)

1.	ORGANIZATION AND BASIS OF PRESENTATION

Trio-Tech International (“the Company” or “TTI” hereafter) was incorporated in 1958 under the laws of the State of California. TTI provides third-party semiconductor testing and burn-in services primarily through its laboratories in Southeast Asia; in addition, TTI operates test facilities in the United States. The Company also designs, develops, manufactures and markets a broad range of equipment and systems used in the manufacturing and testing of semiconductor devices and electronic components. TTI conducts business in three industry segments: Testing Services, Manufacturing and Distribution. TTI has subsidiaries operating in the U.S., Singapore, Malaysia, Thailand and China as follows:

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
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. All significant inter-company accounts and transactions have been eliminated in consolidation. The unaudited consolidated financial statements are presented in U.S. dollars. Accordingly, the accompanying financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report for the fiscal year ended June 30, 2005.

2.	INVENTORIES

Inventories consist of the following:

	Sep. 30,	June 30,
	2005	2005
	(Unaudited)

Raw materials	$850	$842
Work in progress	1,277	608
Finished goods	516	562
Less: provision for obsolete inventory	(428)	(428)

	$2,215	$1,584

3.	STOCK OPTIONS

As of September 30, 2005, the Company has two share-based compensation plans, which are described below. The Company historically adopted the APB No. 25 approach — intrinsic value method — and presented the pro forma information in line with the requirements of SFAS No. 123. Historically, the stock based compensation cost has been charged against income, which was $0, $0, and $14 (related to directors option plan) for the fiscal years ended June 30, 2005, 2004 and 2003, respectively. There was no income tax benefit related to share-based compensation for the fiscal years ended June 30, 2005, 2004, and 2003, respectively, as the Company did not claim a deduction for corporate income tax purpose.

Effective July 1, 2005, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payments,” using the modified prospective application method. Under this transition method, compensation cost recognized in the quarter ended September 30, 2005 includes the applicable amounts of: (a) compensation cost of all share-based payments granted prior to, but not yet vested as of, July 1, 2005 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123) and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123R). Amortization of unrecognized fair value of the non-vested options as of July 1, 2005 was $1 for the three months ended September 30, 2005. The fair value of stock options granted to directors and one officer during the three months was $33 based on the fair value of $1.08 per share.

Assumptions

The disclosure of the above fair value for these awards was estimated using the Black-Scholes option pricing model with the assumptions listed below:

	Quarter Ended	Years Ended
	September 30, 2005	June 30, 2005	June 30, 2004	June 30, 2003
Expected Volatility	49.50%	33.5 - 36.8%	41.9%	37.2%
Weighted average volatility	49.50%	33.9%	41.9%	37.2%
Risk free interest rate	3.71%	2.89 - 3.27%	2.76%	2.27 - 2.93%
Expected terms (years)	2.00	2.00	2.00	2.00
The expected volatilities are based on the historical volatility of the Company’s stock. The observation is made on a weekly basis. The observation period covered is consistent with the expected terms of options. The expected terms of stock options are based on the average vesting period on a basis consistent with the historical experience of the similar option grants. The risk-free rate is consistent with the expected terms of stock option and based on the U.S. Treasury yield curve in effect at the time of grant.

1998 Stock Option Plan

The Company’s 1998 Stock Option Plan (the “1998 Plan”), which is shareholder-approved, permits the grant of stock options to its employees of up to 300,000 shares of common stock. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. These options should be used to award the employees who have provided continuous service to the Company for five years. These options have a five-year contractual life term. Options awards vest over four periods; the first 25% should generally vest on the grant date, and the next three 25%, respectively, should vest at each anniversary of the grant date. The share-based compensation will be amortized based on accelerated method over the four periods. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the Plan).

A summary of option activities under the 1998 Plan during the three months of fiscal 2006 ended September 30, 2005 is presented as follows:

			Weighted - Average
		Weighted- Average	Remaining
		Exercise	Contractual	Aggregate Intrinsic
Stock Options	Shares	Price	Term	Value

Outstanding at July 1, 2005	165,000	$3.44
Granted	—	—
Exercised	(20,950)	3.07
Expired	(22,000)	5.40

Outstanding at September 30, 2005	122,050	$3.15	2.00	$141,462

Exercisable at September 30, 2005	101,050	$3.10	2.00	$121,042

Cash received from options exercised under the three months ended September 30, 2005 was approximately $64. There were no options granted during the three months ended September 30, 2005 under the 1998 Stock Option Plan.

A summary of the status of the Company’s non-vested stock options during the three months ended September 30, 2005 is presented below:

		Weighted-Average
		Grant-Date
Non-vested Options	Shares	Fair Value

Non-vested at July 1, 2005	34,750	$0.86
Granted	—	—
Vested	(13,750)	0.74
Forfeited or expired	—	—

Non-vested at September 30, 2005	21,000	$0.94

As of September 30, 2005, there was approximately $20 of accumulated unrecognized stock compensation based on fair value on the grant date related to non-vested options granted under the 1998 Plan. That cost was expected to be recognized during the weighted average period of 2.5 years

Directors Stock Option Plan

The Directors Stock Option Plan (the “Directors Plan”), which was shareholder-approved in 1998, permits the grant of stock options to its duly elected non-employee Directors and one of the corporate officers of the Company (if he or she is also a director of the Company) of up to 300,000 shares of common stock. The Company believes that such awards better align the interests of its directors with those of its shareholders. Option awards are originally granted with an exercise price equal to 85% of the fair market price of the Company’s stock at the grant date. Subsequent to July 1, 2003, the Board approved and granted options to purchase the Company’s common stock at a price equal to 100% of the fair market value of the underlying shares on the grant date. These options will award the directors with continuous service over five years and have five-year contractual terms. Options awards are exercisable immediately as of the grant date.

A summary of the activities under the Directors Plan during the three months ended September 30, 2005 is presented below:

			Weighted - Average
		Weighted- Average	Remaining
		Exercise	Contractual	Aggregate Intrinsic
Stock Options	Shares	Price	Term	Value

Outstanding at July 1, 2005	137,000	$3.63
Granted	30,000	3.75
Exercised	—	—
Expired	(32,000)	5.37

Outstanding at September 30, 2005	135,000	$3.24	2.00	$146,200

Exercisable at September 30, 2005	135,000	$3.24	2.00	$146,200

The following table illustrates the pro forma effect on net (loss) income and earnings (loss) per share as if the Company had applied the fair value recognition provision of SFAS No. 123 to stock-based employee compensation for each period presented:

Three Months Ended
Sep. 30,
2004
(Unaudited)
Net income : as reported	$237
Add: stock based employee compensation included in reported income	—
Deduct: total stock based employee compensation expense determined under fair value method for all awards	(8)

Pro forma net income	$229

Earnings per share — basic As reported	$0.08
Pro forma	$0.08
Earnings per share — diluted As reported	$0.08
Pro forma	$0.08
4.	EARNINGS PER SHARE

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share (“EPS”). Basic EPS are computed by dividing net income available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during a period. In computing diluted EPS, the average price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options and warrants.

Stock options to purchase 257,050 shares at exercise prices ranging from $2.25 to $4.50 per share were outstanding as of September 30, 2005. The following options were excluded from the computation of diluted EPS because their effect would have been anti-dilutive.

Type	Shares	Exercise Price	Expiration
Options	4,500	$4.50	December 6, 2009
Options	35,500	$4.40	July 1, 2009
Stock options to purchase 391,000 shares at prices ranging from $2.25 to $6.00 per share were outstanding as of September 30, 2004. 150,500 options were excluded in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares and therefore were anti-dilutive.

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted EPS for the years presented herein:

	Three Months Ended
	Sep. 30,	Sep. 30,
	2005	2004
	(Unaudited)	(Unaudited)

Income from continuing operations	$140	$259
Minority interest	24	(13)

Net income from continuing operations used to
compute basic and diluted (loss) earnings per share	$164	$246

Loss from discontinued operation	$(378)	$(9)

Net income (loss) attribute to common shares	$(214)	$237

Basic (Loss) Earnings Per Share
Basic earnings per share from Continuing operations	$0.05	$0.08
Basic loss per share from Discontinued operation	(0.13)	—

Basic (loss) earnings per share from Net loss (income)	$(0.08)	$0.08

Diluted (Loss) Earnings Per Share
Diluted earnings per share from Continuing operations	$0.05	$0.08
Diluted loss per share from Discontinued operation	(0.13)	—

Diluted (loss) earnings per share from Net loss (income)	$(0.08)	$0.08

Weighted average number of common shares outstanding — basic	2,994,045	2,964,542
Dilutive effect of stock options	48,670	44,013

Number of shares used to compute earnings per share — diluted	3,042,715	3,008,555

5.	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are customer obligations due under normal trade terms. We sell our products and services to manufacturers in the semiconductor industry. We perform continuing credit evaluations of our customers’ financial condition, and although we generally do not require collateral, letters of credit may be required from our customers in certain circumstances.

Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. We include any accounts receivable balances that are determined to be uncollectible in our allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to us, we believe our allowance for doubtful accounts for the three months ended September 30, 2005 and the twelve months ended June 30, 2005 was adequate. However, actual write-offs might be more or less than the recorded allowance.

	Sep. 30, 2005 (Unaudited)	June 30, 2005
Beginning	$147	$165
Additions charged to expenses	33	44
Recovered	(15)	(62)
Actual write-offs	(5)	—

Ending	$160	$147

6.	WARRANTY ACCRUAL

	Sep. 30, 2005 (Unaudited)	June 30, 2005
Beginning	$155	$162
Additions charged to cost and expenses	10	43
Recovered	—	—
Actual write-offs	—	(50)

Ending	$165	$155

7.	ASSETS HELD FOR SALE AND CORRESPONDING RESTRUCTURING PLAN

The Company’s Ireland operation, as a component of the Testing segment, suffered continued operating losses in the past three fiscal years. The revenue for the three months ended September 30, 2005, and 2004 were approximately $77 and $108, and the pre-tax loss was approximately $11 and $9, respectively. In August 2005, the Company established a restructuring plan to close the Testing operation in Dublin, Ireland. This fact was disclosed in the Form 10-K for the fiscal year ended June 30, 2005. Based on the restructuring plan and in accordance with EITF 03-13, the Company presented the operation results from Ireland as a discontinued operation as the Company believes that no continued cash flow will be generated by the disposed component (Ireland subsidiary) and that the Company would have no significant continuing involvement in the operation of the discontinued component. Management of the Company initiated a plan to sell the property located in Dublin in August 2005 and ceased the depreciation of the property in accordance with SFAS No. 144 and decided to ship the relevant machinery and equipment to Singapore. Therefore, the machinery and equipment located in Dublin, Ireland was not included in the assets held for sale. Management of the Company believes that the property should be disclosed as assets held for sale as this property was available for immediate sale in its then present condition subject only to terms that are usual and customary for sales of such property; the sale of the property was probable; and transfer of the property was expected to qualify for recognition as a completed sale within one year.

In late September 2005, the Company entered into a definite sale and purchase agreement with a buyer through an auction process with a selling price of €8.85 million (equivalent to $10,670) and received a deposit of €885 (equivalent to $1,067) based on the exchange rate as of September 30, 2005 published by the Federal Reserve Statistical Release. The sale was consummated on November 1, 2005. Accordingly, the Company believes that the assets held for sale should be presented as part of current assets. In accordance with SFAS No. 144, the asset held for sale was recorded at historical carrying value of the property ($261), which was lower than its fair value, less the cost to sell. The tax on capital gain in Ireland from disposing this sale property has not yet been determined. However, the payment for capital gain tax will be deducted from the gross proceeds from selling the property when the gain is determined. The disposal gain realized in November 2005 will be presented in the gain from disposal of discontinued operation section in the statement of operations for the second quarter of fiscal 2006.

During the process of establishing a restructuring plan, management of the Company estimated that the accrued liability for the restructuring would be one-time termination benefits of approximately $330, of which $107 were paid before September 30, 2005. In addition, the Company estimated to incur an additional $95 in closing costs in the future. The restructuring costs were included in the loss from discontinued operations in the statement of operations.

Consequently, management of the Company believed that the accrued liability for restructuring cost was adequate at September 30, 2005. Management also did not believe that the discontinued Ireland operation would generate any income tax benefit because of the consecutive operating losses in the past three fiscal years in accordance with Ireland tax laws. Management expects to exit Ireland by the end of December 2005.

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

All inter-segment sales were sales from the Manufacturing segment to the Testing and Distribution segments. Total inter-segment sales were $30 and $29 for the three months ended September 30, 2005 and 2004, respectively. Corporate assets mainly consisted of cash and prepaid expenses. Corporate expenses mainly consisted of salaries, insurance, professional expenses and directors’ fees.

The following segment information is unaudited:
Business Segment Information:

	Quarter		Operating		Depr.
	Ended	Net	(Loss)	Total	and	Capital
	Sep. 30,	Sales	income	Assets	Amort.	Expenditures
Manufacturing	2005	$1,355	$(175)	$2,040	$23	$11
	2004	3,978	147	2,349	18	21

Testing Services	2005	3,545	458	16,455	366	120
	2004	2,786	181	15,739	281	269

Distribution	2005	805	(1)	1,192	3	—
	2004	979	12	1,366	37	167

Corporate and	2005	—	(64)	162	—	—
unallocated	2004	—	7	64	1	—

Total Company	2005	$5,705	$218	$19,849	$392	$131
	2004	$7,743	$347	$19,518	$337	$457
Geographic Area Information:

			Europe,				Elimin-
	Quarter		China				ations
	Ended	United	and other				and	Total
	Sep. 30,	States	countries	Singapore	Thailand	Malaysia	Other	Company
Net sales to	2005	$434	$328	$3,791	$461	$721	$(30)	$5,705
customers	2004	669	346	3,082	653	3,022	(29)	7,743

Operating	2005	(18)	(2)	230	28	44	(64)	218
(Loss) income	2004	(28)	12	162	34	160	7	347

Long-lived	2005	17	40	3,346	852	2,830	(40)	7,045
Assets	2004	3	365	3,744	860	1,842	(40)	6,774
9.	IMPAIRMENT LOSS

During the three months ended September 30, 2005, an impairment loss of approximately $15 was incurred in the Testing segment located in Singapore. The relevant machinery and equipment was not suitable to perform testing services for the high speed microprocessor chips. Consequently, this machinery and equipment was deemed obsolete.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The discussions of Trio-Tech International’s (the “Company”) business and activities set forth in this Form 10-Q and in other past and future reports and announcements by the Company may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and assumptions regarding future activities and results of operations of the Company. In light of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the following factors, among others, could cause actual results to differ materially from those reflected in any forward-looking statement made by or on behalf of the Company: market acceptance of Company products and services; changing business conditions or technologies and volatility in the semiconductor industry, which could affect demand for the Company’s products and services; the impact of competition; problems with technology; product development schedules; delivery schedules; changes in military or commercial testing specifications which could affect the market for the Company’s products and services; difficulties in profitably integrating acquired businesses, if any, into the Company; risks associated with conducting business internationally and especially in Southeast Asia, including currency fluctuations and devaluation, currency restrictions, local laws and restrictions and possible social, political and economic instability; and other economic, financial and regulatory factors beyond the Company’s control. The occurrence of a tsunami in Asia and hurricanes in the southern part of North America had an indirect impact on the Company. World-wide oil prices increased after several hurricanes in the first quarter of fiscal 2006, which caused companies to incur higher costs. We believe customers have tightened and will continue to tighten their spending resulting in a decline in the demand for electronic products and semiconductor equipment. We anticipate that this chain effect will hit the Company’s business gradually in the future. See the discussions elsewhere in this Form 10-Q, including under the heading “Certain Risks That May Affect Our Future Results”, for more information. In some cases, you can identify forward-looking statements by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” “believes,” “can impact,” “continue,” or the negative thereof or other comparable terminology.
We undertake no obligation to update forward-looking statements to reflect subsequent events, changed circumstances, or the occurrence of unanticipated events.
Overview
Founded in 1958, Trio-Tech International provides third-party semiconductor testing and burn-in services primarily through its laboratories in Southeast Asia. The Company also designs, manufactures and markets equipment and systems and distributes semiconductor processing and testing equipment manufactured by others. The Company operates in three business segments: Testing Services, Manufacturing and Distribution. The Testing segment is by far the largest of these business segments. It accounted for over 62.14% of our revenue in the first quarter of fiscal 2006, and historically it averages a higher growth rate than the other two business segments, although the semiconductor market is characterized by wide swings in growth rates from year to year.
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
The Company’s Ireland operation, as a component of Testing segment, suffered continued operating losses in the past three fiscal years. The revenue for the three months ended September 30, 2005, and 2004 were approximately $77 and $108, and the pre-tax loss was approximately $11 and $9, respectively. In August 2005, the Company established a restructuring plan to close the Testing operation in Dublin, Ireland. This fact was disclosed in the Form 10-K for the fiscal year ended June 30, 2005. Based on the restructuring plan and in accordance with EITF 03-13, the Company presented the operation results from Ireland as a discontinued operation as the Company believes that no continued cash flow would be generated by the disposed component (Ireland subsidiary) and that the Company would have no significant continuing involvement in the operation of the discontinued component. Management of the Company initiated a plan to sell the property located in Dublin in August 2005 and ceased the depreciation of the property in accordance with SFAS No. 144 and decided to ship the relevant machinery and equipment to Singapore. Therefore, the machinery and equipment located in Dublin, Ireland was not included in the assets held for sale. Management of the Company believes that the property should be disclosed as assets held for sale as this property was available for immediate sale in its then present condition subject only to terms that are usual and customary for sales of such property; the sale of the property was probable; and transfer of the property was expected to qualify for recognition as a completed sale within one year.

In late September 2005, the Company entered into a definite sale and purchase agreement with a buyer through an auction process with a selling price of €8.85 million (equivalent to $10,670) and received a deposit of €885 (equivalent to $1,067) based on the exchange rate as of September 30, 2005 published by the Federal Reserve Statistical Release. The sale was consummated on November 1, 2005. Accordingly, the Company believes that the assets held for sale should be presented as part of current assets. In accordance with SFAS No. 144, the asset held for sale was recorded at historical carrying value of the property which was lower than its fair value, less the cost to sell. The tax on capital gain in Ireland from disposing this sale property has not yet been determined. However, the payment for capital gain tax will be deducted from the gross proceeds from selling the property when the gain is determined. The disposal gain realized in November 2005 will be presented in the gain from disposal of discontinued operation section in the statement of operations for the second quarter of fiscal 2006.
During the process of establishing a restructuring plan, management of the Company estimated that the accrued liability for the restructuring would be one-time termination benefits of approximately $330, of which $107 were paid before September 30, 2005. In addition, the Company estimated to incur an additional $95 in closing costs in the future. The restructuring costs were included in the loss from discontinued operations in the statement of operations.
On June 3, 2005, the Company executed a Letter of Offer to a seller to acquire Seller’s China operation entity which is conducting business in testing semiconductor components. The due diligence work was completed in August 2005 with satisfactory results. In accordance with the Letter of Offer the Company committed to pay $153 to acquire 100% of outstanding share capital of the target company with the corresponding value of assets, mainly including the equipment and machinery to perform testing services and business licenses and excluding cash and bank deposits, accounts receivables, other receivables and all of liabilities of the target company. At September 30, 2005, the Company was in the process of negotiating with the seller on taking over all cash and bank deposits and the estimated purchase price was approximately $370.
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
Our Distribution segment operates primarily in Southeast Asia. This segment markets and supports distribution of the Company’s own manufactured equipment in addition to distributing complementary products from other manufacturers that are used by the Company’s customers and other semiconductor and electronics manufacturers. One of the strategic business units also serves as a distributor of electronic components to customers.
Results of operations and business outlook
The following table sets forth our revenue components for the three months ended September 30, 2005 and 2004, respectively.

	Three Months Ended (unaudited)
	Sept. 30,	Sept. 30,
	2005	2004
Net Sales:
Manufacturing	23.76%	51.38%
Testing	62.14	35.98
Distribution	14.10	12.64

Total	100.00%	100.00%

Testing Segment
Net sales in the Testing segment went up 26.16% from 35.98% of total net sales in the first quarter of fiscal 2005 to 62.14% in the first quarter of fiscal 2006. Volume in the Testing segment varies depending on market demand and customer forecasts. The sales of one of our major customers, an electronics device manufacturer, increased in the first quarter of fiscal 2006 due to the rise in demand for personal computers, notebooks and server chips, combined with greater acceptance of such customer’s products. We anticipate that our customers will require our testing services to perform ‘burn-in’ on chips, which will be used in many other products, such as wireless handsets, automotive applications and wired communications that are currently in demand in the market.
We currently operate four Testing facilities, one in the United States and three in Southeast Asia. These facilities provide customers with a full range of testing services, such as burn-in and product life testing for finished or packaged components. We will be adding capacity in Singapore and are actively evaluating the opportunities to expand our business in China and Malaysia.

Our facilities require substantial investment to construct and are largely fixed-costs assets once in operation. Because we own most of the testing capacity, a significant portion of our operating costs are fixed. In general, these costs do not decline with reductions in customer demand or our utilization of our testing capacity, and can adversely affect profit margin as a result. Conversely, as product demand rises and factory utilization increases, the fixed costs are spread over the increased output, which should improve profit margins.
Our Testing segment’s strategy is to maintain a minimum workforce in the segment and either recruit foreign workers in Singapore or engage subcontractors to supply labor for the shortfall. This strategy enables the Testing business segment to have the flexibility to meet the customers’ demands. Foreign workers and contract workers made up approximately 60% of our total Testing workforce in the first quarter of fiscal 2006. The Testing operation in Malaysia is still in the stage of catching up to meet the volume of customers. We intend to stabilize the work force and train our operators so as to improve the quality of the work and move towards meeting customers’ specific requirements. However, our customers indicate that they will require ample testing services for their chips volume in the upcoming year.
Manufacturing Segment
Net sales in the Manufacturing segment accounted for 23.76% of overall net sales, a drop of 27.62% from 51.38% in the first quarter of fiscal 2005. Volume for front-end and back-end semiconductor equipment fluctuates according to the demand in the semiconductor industry. According to data in the Worldwide Semiconductor Equipment Market Statistics (SEMS) Report, worldwide semiconductor equipment sales reached $21.7 billion for the first eight months of 2005, or approximately 12% below the first eight months of 2004. Korea and North America continued to exhibit stronger performances over the first eight months of 2005, while Japan, China and Taiwan billings for wafer processing equipment declined by 6.4%, 67.0% and 15.3% respectively, when compared to the same period last year. Semiconductor equipment sales in the North American market seem to be recovering gradually. Semiconductor Equipment and Materials International (SEMI), the global trade association, reported that the book-to-bill ratio in the North American market increased from 0.93 in June 2005 to 1.02 in September 2005.
As Manufacturing costs such as labor and rental expenses in the U.S. are expensive, the Company shifted the Wet Process Station Manufacturing operation from San Jose to Singapore in fiscal 2004, which is currently managed by our existing personnel. In the U.S. we are focusing on marketing used and refurbished equipment, which some of our customers are more willing to purchase since it is less expensive than new equipment.
As part of our Manufacturing segment’s strategy, we outsource a portion of our product manufacturing to outside suppliers (Electrical and Mechanical fab houses), which reduces the amount of capital expenditure required to meet customer demands. By outsourcing, it reduced the fixed costs such as depreciation and rental expense of our Manufacturing segment. As a result, profit margins will fluctuate directly with revenue without the need to cover the fixed costs. Electrical and Mechanical fab houses provided about 30% of our total capacity needs in the first quarter of fiscal 2006.
Distribution Segment
The Distribution segment represented 14.10% of total net sales in the first quarter of fiscal 2006, a slight increase of about 1.46% over 12.64% in the first quarter of fiscal 2005. Product volume for the Distribution segment depends on sales activities such as bookings, queries on products and backlog. Equipment and electronic component sales are very competitive, as the products are prevalent in the market. Thus, “add value” has been a key phrase in the Company’s sales mission for the past 12 months.
Our marketing is mainly focused on Asia as the recovery of equipment sales in the U.S. seems gradual. With Singapore as the manufacturing base for Wet Process Stations, the Singapore Distribution operations market Wet Process Stations mainly to research institutions and local universities, as well as work closely with customers on their specific requirements. Volume for servicing also increased where there was a need for equipment to be tested and integrated before delivery and installation.
The financial information on the measurement of profit or loss and total assets for the three segments as well as geographic areas information can also be found under financial conditions and notes to consolidated financial statements. The working capital requirements of the Company are covered under liquidity and capital resources.
Uncertainties and Remedies
There are several influencing factors which create uncertainties when forecasting performance, such as the ever-changing nature of technology, including specific requirements from the customer, decline in demand for certain types of burn-in devices or equipment, and other similar factors. One of these factors is the highly competitive nature of the semiconductor industry. Another is that some customers are unable to provide a forecast of the products required in the upcoming weeks; hence it is difficult to plan for the resources needed to meet these customers’ requirements due to short lead time and last minute order confirmation. This will normally result in a lower margin for these products, as it is more expensive to purchase materials in a short time frame. However, the Company has taken action to protect itself and has formulated plans for dealing with these unpredictable factors. For example, in order to meet customers’ demands upon short notice the Company maintains higher inventories, but continues to work closely with its customers to avoid stock piling. We continue to cut costs by upgrading some of our existing facilities to cater to the changing requirements of customers and maintaining a lean headcount, while still keeping quality high so as to sell new products at a competitive price. We have also been improving customer service from staff by keeping them up to date on the newest technology and stressing the importance of understanding and meeting the stringent requirements of our customers. Finally, the Company is exploring new markets and products, looking for new customers, and upgrading and improving burn-in technology while at the same time searching for improved testing methods of higher technology chips.
Comparison of First Quarter Ended September 30, 2005 (“Q1 2006”) and September 30, 2004 (“Q1 2005”)
The following table sets forth certain consolidated statements of income data as a percentage of net sales for the first quarters of fiscal 2006 and 2005, respectively:

	Q1 2006	Q1 2005
Net Sales	100.0%	100.0%
Cost of Sales	68.0%	75.4%

Gross Margin	32.0%	24.6%

Operating Expenses
General and administrative	22.6%	16.2%
Selling	5.0%	3.5%
Research and development	0.3%	0.4%
Impairment Loss	0.3%	0.0%

Total Operating Expenses	28.2%	20.1%

Income from operations	3.8%	4.5%

Overall Net Sales
Overall sales decreased by 26.3% from Q1 2005 to Q1 2006, a variable of $2,038. The difference can be attributed to the sudden surge in sales volume of burn-in boards in the Manufacturing segment in Q1 2005 from newly acquired customers in Asia. However, the countries in which these customers are located began implementing localization programs that discourage them from purchasing from overseas vendors, as discussed later. Part of the decrease in sales was offset by an increase in demand for burn-in services in the Testing segment. During June 2005, the U.S. Manufacturing operation delivered a Wet Process Station to a customer and the installation of this machine was finished in August 2005. However, as the customer had not signed the acceptance document as of September 30, 2005, the sale in the amount of $122 was not recognized during the three months ended September 30, 2005. The Company expects to recognize this sale in the second quarter of fiscal 2006.
Geographically, we operate in the U.S., Singapore, Malaysia and Thailand, having closed our Ireland facility in August 2005. Our customers are mainly concentrated in Southeast Asia and they are either semiconductor chip manufacturers or testing facilities that purchase our testing equipment. The decrease in net sales in all regions was consistent with the overall drop in sales. Net sales into and within the Southeast Asia region decreased 26.4%, or $1,785, compared to Q1 2005, attributed mainly to the Manufacturing segment. Net sales into and within the U.S. decreased 35.1%, or $235, in Q1 2006 compared to Q1 2005, primarily as a result of the drop in sales of HAST and Environmental Test Equipment in the U.S. Manufacturing operation, and a decline of sales of Test chambers in the Singapore Testing operation. The impact of the decline in overall sales on net sales into and within China and other countries was minimal.
Overall Gross Margin
Overall gross margin increased from Q1 2005 to Q1 2006 by 7.4%. The change in product mix was responsible for this gain in sales due to increased sales of higher margin burn-in services, which offset the decrease in sales of lower margin burn-in boards. With the higher gross profit resulting from the Testing segment, the impact of the sharp decline in Manufacturing segment sales was less adverse. In terms of dollar value, the overall gross margin declined from $1,907 in Q1 2005 to $1,824 in Q1 2006, a drop of $83, as a result of the dip in overall sales.

Income from operations
Income from operations decreased $129, from $347 in Q1 2005 to $218 in Q1 2006, which was consistent with the decline in overall sales. The Manufacturing segment suffered a $175 operating loss in Q1 2006 as compared to an income in Q1 2005 due to the sharp decline in burn-in board sales, which will be discussed later. A significant portion of operating costs was fixed, as the Company was already operating with a lean headcount. In general, these costs do not decline with reductions in customer demand, hence the fixed costs adversely affected the operating income results.
Operating Expenses
The operating expenses for the first quarters of 2006 and 2005 were as follow:

(In Thousands, unaudited)	Q1 2006	Q1 2005
General and administrative	$1,289	$1,257
Selling	$285	$269
Research and development	$17	$33
Impairment Loss	$15	$1

Total	$1,606	$1,560

General and administrative expenses increased from $1,257 in Q1 2005 to $1,289 in Q1 2006, a difference of $32. As a percentage of sales, general and administrative expenses increased 6.4%, from 16.2% in Q1 2005 to 22.6% in Q1 2006 due partly to the decrease in overall sales. We recognized a share-based compensation expense of $34 as we adopted the Statements of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payments,” beginning in the first quarter of fiscal 2006. See Note 3 to the Financial Statements for additional information.
Selling expense increased $16 from Q1 2005 to Q1 2006, primarily due to the increase in commissions in the Distribution segment for higher commissionable equipment sales. As a percentage of sales, selling expenses for Q1 2006 increased 1.5% over selling expenses for Q1 2005.
Research and development costs decreased $16 due to less activity in the U.S. operation.
During the three months ended September 30, 2005, the increase in impairment loss of approximately $14 as compared to the three months ended September 30, 2004 was attributable to the Testing operation located in Singapore. The relevant machinery and equipment was not suitable for performing testing services for the high speed microprocessor chips. Consequently, this machinery and equipment was deemed obsolete.
Other Income
Other income for the first quarters of 2006 and 2005 were as follow:

(In Thousands, unaudited)	Q1 2006	Q1 2005
Other income	$30	$55
Other income decreased by $25 in Q1 2006 compared to the other income for Q1 2005. The $25 decrease can be explained in part by the lower rental income of $11 from the Malaysia operation due to vacant properties and due to the result of no exchange gain in Q1 2006 compared to an exchange gain of $12 incurred Q1 2005 from the appreciation of the U.S. dollar against foreign currency in U.S. denominated assets.
Income Tax
The total income tax provision decreased $38, from $111 in Q1 2005 to $73 in Q1 2006. This decrease was attributable mainly to lower taxable income generated by our Singapore and Thailand operations. Though the Singapore operations generated a higher profit of $301 in Q1 2006 as compared to a profit of $227 in Q1 2005, the accelerated depreciation for tax purposes incurred in Q1 fiscal 2006 was higher than depreciation for book purpose incurred in Q1 2006, which led to the lower taxable income in Singapore. In addition, there was a tax provision of $7 in the Thailand operation based on taxable income of $37 in Q1 2006, compared to the result of the tax provision of $19 in Q1 2005 based on taxable income of $81 incurred in Q1 2005. Because of the different income tax jurisdictions, the taxable income generated in foreign countries does not offset the net loss generated in the U.S. Therefore, we generally incur certain income tax expenses in any fiscal year.

Loss from Discontinued Operation
Based on the restructuring plan and in accordance with EITF 03-13, the Company presented the operation results from Ireland as a discontinued operation, as the Company believes that no continued cash flow would be generated by the disposed component (Ireland subsidiary) and that the Company would have no significant continuing involvement in the operation of the discontinued component. The loss from discontinued operations increased $369 from $9 in Q1 2005 to $378 in Q1 2006 due to the restructuring costs incurred in Ireland.
Net (Loss) Income
As a result of all of the factors analyzed above, the net loss attributable to common shares for the first quarter ended September 30, 2005 was approximately $214, which represented a decline of $451 from a net income of approximately $237 attributable to common shares for the first quarter ended September 30, 2004. Consequently, basic earnings per share contributed from continuing operations for the first quarter ended September 30, 2005 decreased by $0.03 from $0.08 in fiscal 2005 to $0.05 in fiscal 2006. Diluted earnings per share contributed from continuing operations for the first quarter ended September 30, 2005 were $0.05, which represents a decrease of $0.03 from diluted earnings per share of $0.08 for the first quarter ended September 30, 2004. Consequently, basic and diluted loss per share contributed to discontinued operations for the first quarter ended September 30, 2005 was $0.13 loss per share for the first quarter ended September 30, 2005 due to the closing of Ireland facility.
Manufacturing Segment
The revenue, gross margin and (loss) income from operations for the Manufacturing segment for the first quarters of 2006 and 2005 were as follows:

(In Thousands, unaudited)	Q1 2006	Q1 2005
Revenue	$1,355	$3,978
Gross margin	18.4%	16.0%
(Loss) income from operations	$(175)	$147
Net sales in the Manufacturing segment fell by $2,623 in Q1 2006 compared to Q1 2005, a difference of 65.9%. Several different countries began implementing localization programs, which encourage customers to purchase from vendors in their same region, and as a result few customers purchased from overseas vendors. Therefore, we lost some of our sales to customers’ local vendors. As a result, sales of burn-in boards dropped by $2,472, with a 60.6% decrease in quantity sold and a 77.8% drop in average unit selling price. HAST Systems and Environmental Test Equipment also experienced a decline in sales due to cautious spending in the U.S. as a result of inventory adjustments on capital equipment in the distribution channel. This in turn affected the manufacturing of equipment in the U.S. operation. HAST Systems sales fell by $49 and Environmental Test Equipment fell by $39.
Gross profit in the Manufacturing segment was $249 in Q1 2006, or 18.4% of sales, down from $636 in Q1 2005. Gross margin increased by 2.4% over 16.0% in Q1 2005 mainly due to the increase in average unit selling price of 38.9% for burn-in systems, and the decrease in low-margin burn-in boards sales.
Operating loss in the Manufacturing segment was $175 in Q1 2006, representing a decrease of $322 from an operating income of $147 in Q1 2005. This loss was the result of lower Manufacturing revenue and, to a lesser extent, higher operating expenses.
Testing Segment
The revenue, gross margin and income from operations for the Testing segment for the first quarters of 2006 and 2005 were as follows:

(In Thousands, unaudited)	Q1 2006	Q1 2005
Revenue	$3,545	$2,786
Gross margin	38.3%	36.5%
Income from operations	$458	$181
Net sales in the Testing segment increased $759 from Q1 2005 to Q1 2006, an increase of 27.2%. The increase mainly came from the strong growth in demand for the testing of the high speed microprocessor chips in the Singapore Testing operation. Consequently, the increase in revenue of testing services of high speed microprocessor chip was more than enough to make up for the drop in revenue of testing services of slower microprocessor chips. Also, the service volume of the higher-speed microprocessor chips increased due to a rise in demand for personal computers, along with greater acceptance in the market place of our customers’ products. The Company ultimately abandoned certain testing machinery and equipment, which led to the impairment loss of $15 in Singapore
Gross profit in the Testing segment was $1,358, or 38.3% of sales. It went up $341 over the same period last year due to higher service revenue and more efficient utilization of our Testing segment assets, especially in the Singapore operation, despite greater utilities expenses for certain burn-ins to accommodate customers’ requirement.
Operating income in the Testing segment was $458, or 12.9% of sales, up $277 as a result of higher service revenue while the segment maintained a lean headcount to cope with the increase in testing service volume. The semi-fixed costs, such as salaries, in the operating expenses were spread over the increased output, which improved the operating income as compared to Q1 2005.
Distribution Segment
The revenue, gross margin and (loss) income from operations for the Distribution segment for the first quarters of 2006 and 2005 were as follows:

(In Thousands, unaudited)	Q1 2006	Q1 2005
Revenue	$805	$979
Gross margin	26.9%	26.0%
(Loss) income from operations	$(1)	$12
Net sales in the Distribution segment decreased $174 from Q1 2005 to Q1 2006, a 17.8% decline. This decrease was due in part to the decline in sales of low margin front-end products as a result of waning customer interest in these products. Sales dropped $56, with a 46.3% dip in quantity sold and a 56.4% increase in average unit selling price. Test Chamber and other new products also experienced a drop in sales, dipping $51 with a 60% decrease in percentage sold and a 125.3% increase in average unit selling price. After the expansion of the Distribution operation in Singapore, the sales team there focused more on meeting the stringent requirements of a few major customers. Prior to that, their focus had been on capturing the market around Asia. We were able to meet our customers’ stringent requirements for Vibration Test equipment thereby allowing us to price said equipment competitively in the market, but the time spent on these few customers resulted in less time spent on marketing to other customers. As a result, lower unit volume of Test equipment was sold in Q1 2006 as compared to the same quarter last year.
Gross profit in the Distribution segment was $216, or 26.9% of sales, a decrease of $38 due to lower product revenue. However, gross margin increased by 0.9% to 26.9% in Q1 2006 mainly due to the increase in average unit selling price of Test Chambers and other new products as mentioned above.
Operating income in the Distribution segment was $12 in Q1 2005, down $13 to an operating loss of $1 in Q1 2006 primarily due to lower gross profit in absolute amount.
Corporate
The (loss) income from operations for Corporate for the first quarters of 2006 and 2005 were as follow:

(In Thousands, unaudited)	Q1 2006	Q1 2005
(Loss) income from operations	$(64)	$7
The Corporate office reimbursed its operating expenses by imposing a fee on all the subsidiaries on a fixed percentage of revenue. Operating loss was $64 in Q1 2006, down $71 from an income of $7 in Q1 2005 due primarily to a decrease of 30% in allocation charges to all subsidiaries. At the same time, sales generated by subsidiaries dropped 26.3% compared to the sales in Q1 2005.
Financial Condition
During the three months ended September 30, 2005, total assets increased $1,504 from $18,345 at June 30, 2005 to $19,849 at September 30, 2005. The majority of the increase was in cash, restricted cash held in escrow, short term deposits, inventories and assets held for sale, but offset by a decrease in accounts receivables and property, plant and equipment of $672 and $495, respectively.
At the end of the first quarter of fiscal 2006, total cash and short term deposits totaled $5,089, up $439 from fiscal year-end 2005. During the first three months of fiscal 2006, cash increased due to proceeds from the draw down of a long-term loan of $199 in the Singapore operation and more efficient collections in the Southeast Asia operations. The restricted cash held in escrow of $1,067 was a result of the down payment of ten percent (10%) of the sale price related to the property located in Ireland, which was deposited in an escrow account held by the Company’s attorney in Ireland. The deposit amount of €885 (approximately $1,067) was based on the exchange rate as of September 30, 2005 published by the Federal Reserve Statistical Release. The same amount was also accounted for as an advance from the buyer under current liabilities.
Inventories of $2,215 at the end of the first quarter of fiscal 2006 increased $631 from fiscal year-end 2005 mainly due to the increase in work-in-progress in the Singapore Manufacturing operation in anticipation of large orders expected in the next quarter. The turnover of inventory was 44 days at the end of the first quarter of fiscal 2006 compared with 28 days at fiscal year-end 2005.
Assets held for sale of $261 at the end of the first quarter of fiscal 2006 comprised of carrying value (the net book value of the property), in accordance with SFAS No. 144.
Accounts receivable at the end of the first quarter of fiscal 2006 decreased $672 from fiscal year-end 2005 primarily due to lower Manufacturing sales in Southeast Asia in Q1 2006, compared with fiscal year ended June 30, 2005 and more efficient collections in the Southeast Asia operations. Accounts receivables turnover was 61 days at the end of the first quarter of fiscal 2006 compared with 56 days at fiscal year-end 2005.
Property, plant and equipment decreased by $495 from $7,176 at June 30, 2005 to $6,681 at September 30, 2005. The carrying value of $261 included in assets held for sale in the Ireland Testing operation contributed to part of this decrease. The higher capital expenditures offset by lower depreciation over the first quarter of fiscal 2005 also contributed to the decrease in property, plant and equipment.
Capital expenditures were $131 for the first three months of fiscal 2006, compared with $457 the first three months of fiscal 2005. The decrease in capital expenditures was mainly due to higher purchases of machinery and equipment during the first quarter of fiscal 2005 in the acquired Malaysia Testing operation to meet customer’s requirements.
Depreciation was $368 for the first three months of fiscal 2006, compared with $337 for the first three months of fiscal 2005.
Accrued expenses of $2,950 at the end of the first quarter of fiscal 2006 increased $352 from June 30, 2005 primarily due to increased accrued purchases, accrued commissions and sales tax provision in one of the Singapore operations.
Liquidity and Capital Resources
Net cash provided by operating activities during the first quarter of fiscal 2006 was $563, increasing $760 from net cash of $197 used during the first quarter of fiscal 2005. The increase was primarily due to the following reasons: the net impact of adjusting non-cash items in the first quarter of fiscal 2006 was $641 compared to $377 in the first quarter of fiscal 2005, whereas the total changes in operating assets and liabilities for the first quarter of fiscal 2006 were a positive $136 compared to a negative $811 for the first quarter of fiscal 2005; accounts receivable, accrued restructuring costs, accounts payable and accrued expenses in the first quarter of fiscal 2006 made a significant impact of $1,035 (positive cash flow) whereas the inventories, prepaid expenses and other current assets in the first quarter of fiscal 2006 made a significant impact of $744 (negative cash flow). In addition to the negative impact on cash flow, there was a swing in net results from income of $237 during the first three months of fiscal 2005 to a loss of $214 during the first three months of fiscal 2006.
Net cash used in investing activities in the first quarter of fiscal 2006 was $399 compared to the net cash provided by investing activities of $205 in the first quarter of fiscal 2005, reflecting a decrease of $604 in cashflow. The proceeds from maturing short-term deposits of $382 were not adequate to cover the higher investments in short-term deposits of $650 in the first quarter of fiscal 2006, thereby incurring a negative cash flow. As we anticipated that funds would be required in the second and third quarters of fiscal 2006 for working capital purposes, we invested in short-term deposits to generate some interest income from the higher collection from customers in the Southeast Asia operations. In the first quarter of fiscal 2005, the proceeds from maturing short-term deposits of $1,304 were used for capital expenditures of $457 and the acquisition of the business in Malaysia of $731. Certain machinery and equipment in the Southeast Asia operations had been disposed of at $168 during the first quarter of fiscal 2005, whereas there were no such proceeds from selling fixed assets during the first quarter of fiscal 2006.
Net cash used in financing activities in the first quarter of fiscal 2006 was $24, reflecting a decrease of $101 compared to the net cash provided by financing activities of $77 during the first quarter of fiscal 2005. The decrease was due mainly to the lower proceeds from long-term debt of $199 during the first quarter of fiscal 2006 compared to $285 in the first quarter of fiscal 2005 and higher repayments of $236 made in the first quarter of fiscal 2006 compared to repayments of $208 made in first quarter of fiscal 2005. We received $64 of cash proceeds from stock options exercised during the first quarter of fiscal 2006 compared to no such proceeds in the first quarter of fiscal 2005. However, the proceeds were not enough to offset the net repayment of $51 for lines of credits incurred in the first quarter of fiscal 2006, while there was no such repayment in the first quarter fiscal 2005.

Approximately $667 of cash deposits as of September 30, 2005 were held in the Company’s 55% owned Malaysian subsidiary. Of such amount, $664 were denominated in the currency of Malaysia, of which $139 is currently available for movement to overseas, as authorized by the Central Bank of Malaysia. There are additional amounts available for distribution as dividends (after making deductions for income tax) pursuant to Malaysian regulations.
The current ratio (defined as current assets divided by current liabilities) remained positive at 1.68 as of September 30, 2005 compared to 1.82 as of June 30, 2005. We believe we have the necessary financial resources to fund our working capital needs, capital expenditures, dividend payments and other business requirements for the next 12 months.
As of the quarter ended September 30, 2005, the Malaysia Testing operation will need funds of $284 to purchase additional equipment for the burn-in services of the new type of microprocessor chips, in line with a customer’s request. We are in the process of negotiating with our banker for a term loan to finance equipment as well as for working capital purposes.
Corporate Guarantee Arrangement
The Company provides a corporate guarantee of approximately $1,480 to one of its subsidiaries in Southeast Asia to secure line-of-credit and term loans from a bank to finance the operations of such subsidiary. With the strong financial position of the subsidiary company, the Company believes this corporate guarantee arrangement will have no material impact on its liquidity or capital resources.
Recently Issued Accounting Pronouncements
In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections", a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” (SFAS No. 154). SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 generally requires retrospective application to the prior period financial statements of voluntary changes in accounting principles. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. However, SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. The Company does not believe the adoption of SFAS No. 154 will have a material effect on its results of operations or financial condition.
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
In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policy,” the Company identified the most critical accounting principles upon which its financial status depends. The Company determined that those critical accounting principles are related to the use of estimates, inventory valuation, revenue recognition, income tax and impairment of long-lived assets. The Company states these accounting policies in the relevant sections in this management’s discussion and analysis, including the Recently Issued Accounting Pronouncements discussed below.
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
We regularly evaluate and monitor the creditworthiness of each customer on a case-by-case basis. We include any account balances that are determined to be uncollectible, along with a general reserve, in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to management, we believe that our allowance for doubtful accounts was adequate as of September 30, 2005.
Inventory Valuation
Our inventories are stated at the lower of cost (on a first-in, first-out basis) or market value. Our industry is characterized by rapid technological change, short-term customer commitments and rapid changes in demand. We make provisions for estimated excess and obsolete inventory based on our regular reviews of inventory quantities on hand and the latest forecasts of product demand and production requirements from our customers. We write-down inventories for not saleable, excess or obsolete raw materials, works-in-process and finished goods by charging such write-downs to cost of sales. In addition to write-downs based on newly introduced parts, statistics and judgments are used for assessing provision of the remaining inventory based on salability and obsolescence.
Revenue Recognition
Revenue from sales of the Company’s products is recognized upon shipment or delivery, depending upon the terms of the sales order, provided that persuasive evidence of a sales arrangement exists, title and risk of loss have transferred to the customer, the sales amount is fixed and determinable, and collection of the revenue is reasonably assured. We allocate a portion of the invoice value to products sold and the remaining portion of invoice value to installation work in proportion to the fair value of products sold and installation work to be performed. The fair value determination of products sold and the installation and training work is also based on our specific historical experience of the relative fair values of the elements if there is no easily determinable market price to be considered. A portion of the Company’s sales is contributed from testing services. Revenue derived from testing service is recognized when testing services are rendered.
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
As of September 30, 2005, the outstanding aggregate principal balance on these loans, capital leases and lines of credit was approximately $1,770. The interest on our loans, capital leases and lines of credit range from 4.19% to 7.50% per annum. These interest rates are mostly variable and they are subject to change in line with the market rates.

	Sep. 30,	June 30,
	2005	2005
	(unaudited)
Loans:
denominated by Singapore dollars with variable interest at prime rates ranging from 2.95% to 5.75% plus 1% to 6.25% per annum	$1,098	$1,045

denominated by Irish pound with variable interest at prime rates ranging from 2.09% to 2.11% plus 5.11% to 5.59% per annum	88	98

denominated by Thailand baht with fixed interest rate at 4.50% per annum	132	146

Subtotal	$1,318	$1,289

Capital leases:
denominated by Singapore dollars with fixed interest rates ranging from 4.19% to 6.60% per annum	$147	$199

denominated by Malaysia ringgit with fixed interest rate at 4.30% per annum	20	22

denominated by Irish pound with variable interests at prime rate of 2.09% plus 7.10% per annum	—	12

Subtotal	$167	$233

Line of credit:
denominated by Singapore dollars with variable interest rate at 5.75% plus 6.00% per annum	$285	$336

Total	$1,770	$1,858

The outstanding aggregate principal balance on these loans, capital leases and lines of credit were mainly utilized by the Testing segment for investments in facilities and equipment to meet customers’ requirement. One of the Singapore operations used 84.4% of such facility as of September 30, 2005. Nevertheless, the Singapore operation was able to meet its obligation as the majority of the overall net sales were contributed from the operation. The Thailand operation utilized term loans to finance the extension of a building in Bangkok and it will be able to meet its obligation as the operation has been generating cash for the past few years. Since the Ireland operation ceased in August 2005, the term loan will be repaid in the second quarter of fiscal 2006 using the proceeds from the sale of property.
Foreign Currency Exchange Rate Risk. Although the majority of our sales, cost of manufacturing and marketing are transacted in U.S. dollars, significant portions of our revenues are denominated in Singapore and Euro dollars, Malaysian ringgit, Thai Baht and other currencies. Consequently, a portion of our costs, revenues and operating margins may be affected by fluctuations in exchange rates, primarily between the U.S. dollar and such foreign currencies. We are also affected by fluctuations in exchange rates if there is a mismatch between our foreign currency denominated assets and liabilities. Foreign currency translation adjustments resulted in an increase of $21 and $38 to shareholders’ equity for the three months ended September 30, 2005 and 2004, respectively.
We try to reduce our risk of foreign currency fluctuations by purchasing certain equipment and supplies in U.S. dollars and seeking payment, when possible, in U.S. dollars. However, we may not be successful in our attempts to mitigate our exposure to exchange rate fluctuations. Those fluctuations could have a material adverse effect on the Company’s financial results.
ITEM 4. CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2005, the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective. During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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
Item 3. Defaults Upon Senior Securities
Not applicable
Item 4. Submission of Matters to Vote of Security Holders
Not applicable
Item 5. Other Information
Not applicable
Item 6. Exhibits

10.1	Memorandum of Agreement, dated September 30, 2005 between European Electronic Test Centre Ltd. and Dorville Homes Ltd.

10.2	Deed of Assignment, dated October 27, 2005 between European Electronic Test Centre Ltd. and Dorville Homes Ltd.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer of Registrant

31.2	Rule 13a-14(a) Certification of Principal Financial Officer of Registrant

32	Section 1350 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIO-TECH INTERNATIONAL
	By:	/s/ Victor H.M. Ting
VICTOR H.M. TING
Dated: November 21, 2005		Vice President and Chief Financial Officer (Principal Financial Officer)