Form 10-Q
period 2005-12-31
TRIO TECH INTERNATIONAL
filed 2006-02-17
CIK 732026

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2005
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Number of shares of common stock outstanding as of February 10, 2006 is 3,219,157.

TRIO-TECH INTERNATIONAL
INDEX TO CONSOLIDATED FINANCIAL INFORMATION, OTHER INFORMATION AND SIGNATURES

		Page
Part I. Financial Information
Item 1.	Financial Statements
	Consolidated Balance Sheets as of December 31, 2005 (Unaudited) and June 30, 2005	3
	Consolidated Statements of Operations and Comprehensive Income (loss) for the Three and Six Months Ended December 31, 2005 (Unaudited) and December 31, 2004 (Unaudited)	4
	Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2005 (Unaudited) and December 31, 2004 (Unaudited)	5
	Notes to Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	34
Item 4.	Controls and Procedures	35

Part II. Other Information
Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3.	Defaults upon Senior Securities	36
Item 4.	Submission of Matters to a Vote of Security Holders	36
Item 5.	Other Information	37
Item 6.	Exhibits	37

Signatures		38
EX-31.1
EX-31.2
EX-32

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (IN THOUSANDS EXCEPT NUMBER OF SHARES)

	Dec 31,	June 30,
	2005	2005
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$7,034	$1,439
Short-term deposits	6,627	3,211
Trade accounts receivable, less allowance for doubtful accounts of $190 and $147, respectively	3,853	4,178
Other receivables	327	142
Inventories, less provision for obsolete inventory of $429 and $428, respectively	1,253	1,584
Prepaid expenses and other current assets	258	76

Total current assets	19,352	10,630
PROPERTY, PLANT AND EQUIPMENT, Net	6,912	7,176
OTHER INTANGIBLE ASSETS, Net	339	386
OTHER ASSETS	139	138
ADVANCES TO SELLER	153	15

TOTAL ASSETS	$26,895	$18,345

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Lines of credit	$259	$336
Accounts payable	1,343	1,681
Dividends payable	1,608	—
Accrued expenses	3,286	2,598
Income tax payable	239	168
Current portion of notes payable	882	655
Current portion of capital leases	110	123
Current portion of deferred tax liabilities	278	275

Total current liabilities	8,005	5,836

NOTES PAYABLE, net of current portion	899	634
CAPITAL LEASES, net of current portion	155	110
DEFERRED TAX LIABILITIES	413	407

TOTAL LIABILITIES	9,472	6,987

MINORITY INTEREST	2,027	2,061

SHAREHOLDERS’ EQUITY:
Common stock; no par value, 15,000,000 shares authorized; 3,051,242 shares issued and outstanding as at Dec. 31, 2005, and 2,976,042 shares issued and outstanding as at Jun. 30, 2005, and	9,786	9,554
Paid-in capital	328	284
Accumulated retained earnings (deficit)	6,271	(298)
Accumulated other comprehensive loss-translation adjustments	(989)	(243)

Total shareholders’ equity	15,396	9,297

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$26,895	$18,345

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED, IN THOUSANDS, EXCEPT EARNINGS (LOSS) PER SHARE)

	Six Months Ended		Three Months Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
NET SALES
- PRODUCT SALES	$5,870	$7,836	$3,710	$2,879
- SERVICES	7,260	5,440	3,715	2,654

	13,130	13,276	7,425	5,533

COST OF SALES
- COST OF GOODS SOLD	4,915	6,428	3,220	2,362
- COSTS OF SERVICES RENDERED	4,525	3,655	2,339	1,885

	9,440	10,083	5,559	4,247

GROSS PROFIT	3,690	3,193	1,866	1,286
OPERATING EXPENSES
General and administrative	2,577	2,368	1,288	1,130
Director and officer bonuses	705	9	705	(10)
Selling	515	550	230	281
Research and development	33	56	16	23
Impairment Loss	15	1	—	—

Total	3,845	2,984	2,239	1,424

(LOSS) INCOME FROM OPERATIONS	(155)	209	(373)	(138)

OTHER INCOME (EXPENSE)
Interest expense	(74)	(86)	(38)	(55)
Other income	112	42	82	(12)

Total	38	(44)	44	(67)

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(117)	165	(329)	(205)

INCOME TAXES	184	51	112	(60)

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	(301)	114	(441)	(145)

MINORITY INTEREST	19	21	(5)	34

(LOSS) INCOME FROM CONTINUING OPERATIONS	(282)	135	(446)	(111)

DISCONTINUED OPERATION (NOTE 9)

INCOME FROM DISCONTINUED OPERATION	8,459	2	8,837	11

NET INCOME (LOSS)	$8,177	$137	$8,391	$(100)

BASIC EARNINGS (LOSS) PER SHARE

Basic (loss) earnings per share from Continuing operations	$(0.09)	$0.05	$(0.15)	$(0.03)

Basic earnings per share from Discontinued operation	2.80	0.00	2.91	0.00

Basic earnings (loss) per share from Net income (loss)	$2.71	$0.05	$2.76	$(0.03)

DILUTED EARNINGS (LOSS) PER SHARE

Diluted (loss) earnings per share from Continuing operations	$(0.09)	$0.04	$(0.15)	$(0.03)

Diluted earnings per share from Discontinued operation	2.80	0.00	2.91	0.00

Diluted earnings (loss) per share from Net income (loss)	$2.71	$0.04	$2.76	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON AND POTENTIAL COMMON SHARES OUTSTANDING
Basic	3,016	2,965	3,038	2,966
Diluted	3,016	3,065	3,038	2,966

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$8,177	$137	$8,391	$(100)
Foreign currency translation adjustment	(746)	278	(766)	240

COMPREHENSIVE INCOME	$7,431	$415	$7,625	$140

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED, IN THOUSANDS)

	Six Months Ended
	Dec 31,	Dec 31,
	2005	2004
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,177	$137
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	792	707
Bad debt expense, net	48	34
Inventory provision	1	—
Interest income on short-term deposits	(79)	(24)
Impairment loss	15	1
Stock compensation	44	—
Gain from sales of property – discontinued operation	(8,909)	—
Deferred tax provision	8	45
Minority interest	(19)	(21)
Changes in operating assets and liabilities:
Accounts receivable, net	277	183
Other receivables	(185)	(269)
Other assets	—	(81)
Inventories	330	(410)
Prepaid expenses and other current assets	(182)	(48)
Accounts payable and accrued expenses	350	(554)
Income tax payable	71	9

Net cash provided by (used in) operating activities	739	(291)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturing short-term deposits	6,576	3,354
Investments in short-term deposits	(9,913)	(1,408)
Capital expenditures	(704)	(1,197)
Acquisition of business in Malaysia	—	(1,126)
Proceeds from sale of property – discontinued operation	8,401	—
Proceeds from sale of equipment	—	201
Advances to seller	(138)	—

Net cash provided by (used in) investing activities	4,222	(176)

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED, IN THOUSANDS)

	Six Months Ended
	Dec 31,	Dec 31,
	2005	2004
	(unaudited)	(unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments and borrowings on lines of credit	(77)	178
Principal payments of debt and capital leases	(501)	(385)
Proceeds from long-term debt	1,025	430
Dividends paid to minority interest	(27)	(53)
Cash received from stock options exercised	232	5

Net cash provided by financing activities	652	175

EFFECT OF CHANGES IN EXCHANGE RATES	(18)	61

NET INCREASE (DECREASE) IN CASH	5,595	(231)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,439	1,357

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,034	$1,126

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$77	$93
Income taxes	$2,071	$97
NON-CASH INVESTING AND FINANCING ACTIVITIES
Capitalization of property, plant and equipment paid in advance	$—	$368
Deposit for the acquisition of business in Malaysia paid in advance	$—	$92
Declaration of cash dividends to be paid	$1,608	$—
See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AND NUMBER OF SHARES)
1.	ORGANIZATION AND BASIS OF PRESENTATION
Trio-Tech International (“the Company” or “TTI” hereafter) was incorporated in 1958 under the laws of the State of California. TTI provides third-party semiconductor testing and burn-in services primarily through its laboratories in Southeast Asia; in addition, TTI operates test facilities in the United States. The Company also designs, develops, manufactures and markets a broad range of equipment and systems used in the manufacturing and testing of semiconductor devices and electronic components. TTI conducts business in three industry segments: Testing Services, Manufacturing and Distribution. TTI has subsidiaries located in the U.S., Ireland, Singapore, Malaysia, Thailand and China as follows:

	Ownership	Location
Express Test Corporation (Dormant)	100%	Van Nuys, California
Trio-Tech Reliability Services (Dormant)	100%	Van Nuys, California
KTS Incorporated, dba Universal Systems (Dormant)	100%	Van Nuys, California
European Electronic Test Centre	100%	Dublin, Ireland
(Operation ceased on November 1, 2005)
Trio-Tech International Pte. Ltd.	100%	Singapore
Universal (Far East) Pte. Ltd.	100%	Singapore
Trio-Tech Thailand	100%	Bangkok, Thailand
Trio-Tech Bangkok	100%	Bangkok, Thailand
Trio-Tech Malaysia	55%	Penang and Selangor,Malaysia
Trio-Tech Kuala Lumpur – 100% owned by	55%	Selangor, Malaysia
Trio-Tech Malaysia
Prestal Enterprise Sdn. Bhd.	76%	Selangor, Malaysia
Trio-Tech (Suzhou) Co. Ltd.	100%	Suzhou, China
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. All significant inter-company accounts and transactions have been eliminated in consolidation. The unaudited consolidated financial statements are presented in U.S. dollars. The accompanying financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the six months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report for the fiscal year ended June 30, 2005.
2.	INVENTORIES
Inventories consist of the following:

	Dec. 31,	June 30,
	2005	2005
	(Unaudited)
Raw materials	$837	$842
Work in progress	636	608
Finished goods	209	562
Less: provision for obsolete inventory	(429)	(428)

	$1,253	$1,584

3.	STOCK OPTIONS
As of December 31, 2005, the Company has two share-based compensation plans, which are described below. The Company historically adopted the APB No. 25 approach – intrinsic value method – and presented the pro forma information in line with the requirements of SFAS No. 123. Historically, the stock based compensation cost has been charged against income, which was $0, $0, and $14 (related to directors option plan) for the fiscal years ended June 30, 2005, 2004 and 2003, respectively. There was no income tax benefit related to share-based compensation for the fiscal years ended June 30, 2005, 2004, and 2003, respectively, as the Company did not claim a deduction for corporate income tax purpose.
Effective July 1, 2005, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payments,” using the modified prospective application method. Under this transition method, compensation cost recognized during the six months ended December 31, 2005 includes the applicable amounts of: (a) compensation cost of all share-based payments granted prior to, but not yet vested as of, July 1, 2005 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123) and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123R). Amortization of unrecognized fair value of the non-vested options as of July 1, 2005 was $7 and $3 for the six months and three months ended December 31, 2005, respectively. Options to purchase 30,000 shares of the Company’s common stock were issued on July 7, 2005 under the Director’s Plan. The fair value of 30,000 shares of the Company’s common stock issuable upon exercise of stock options granted under the Directors Plan was $34 disclosed in Form 10-Q for the quarter ended September 30, 2005. No shares were issued under 1998 Stock Option Plan for the six months ended December 31, 2005. On November 14, 2005, an option to purchase 750 shares of the Company’s common stock was issued to a consultant in connection with his services rendered to the Company and the stock options were not issued pursuant to the 1998 Stock Option Plan of the Company or the Directors Stock Option Plan. The exercise price under the option was $2.66, which was lower than the fair market value of the stock on the grant date of the option. The option was exercisable immediately upon grant. The fair value of the 750 shares of the Company’s common stock issuable upon exercise of such option was approximately $2 based on the value at $2.92 per share determined by the Black Scholes option pricing model.
Assumptions
The disclosure of the above fair value for these awards was estimated using the Black-Scholes option pricing model with the assumptions listed below:

	Six months
	Ended	Years Ended
	December 31,	June 30,	June 30,	June 30,
	2005	2005	2004	2003
Expected Volatility	49.50 – 51.12%	33.5 - 36.8%	41.9%	37.2%
Weighted average volatility	49.54%	33.9%	41.9%	37.2%
Risk free interest rate	3.71 – 4.50%	2.89 – 3.27%	2.76%	2.27 - 2.93%
Expected terms (years)	2.00	2.00	2.00	2.00
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
1998 Stock Option Plan
The Company’s 1998 Stock Option Plan (the “1998 Plan”), which is shareholder-approved, permits the grant of stock options to its employees of up to 300,000 shares of common stock. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. These options have a five-year contractual life term. Awards vest over four years; with 25% generally vesting on the grant date, and the balance vesting in equal installments on the next three succeeding anniversaries of the grant date. The share-based compensation will be amortized based on accelerated method over the four periods. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the Plan).
A summary of option activities under the 1998 Plan during the six months of fiscal 2006 ended December 31, 2005 is presented as follows:

			Weighted –
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Stock Options	Shares	Price	Term	Value

Outstanding at July 1, 2005	165,000	$3.44
Granted	—	—
Exercised	(59,450)	3.07
Expired	(22,000)	5.40

Outstanding at December 31, 2005	83,550	$2.95	2.00	$199,536

Exercisable at December 31, 2005	63,925	$2.99	2.00	$158,456

Cash received from options exercised by employees during the six months ended December 31, 2005 was approximately $183.
A summary of the status of the Company’s non-vested stock options during the six months ended December 31, 2005 is presented below:

		Weighted-Average
		Grant-Date
Non-vested Options	Shares	Fair Value

Non-vested at July 1, 2005	34,750	$0.86
Granted	—	—
Vested	(14,875)	0.80
Forfeited or expired	—	—

Non-vested at December 31, 2005	19,875	$0.91

As of December 31, 2005, there was approximately $15 of accumulated unrecognized stock compensation based on fair value on the grant date related to non-vested options granted under the 1998 Plan. Such amount is expected to be recognized during the weighted average period of 2.5 years.
Directors Stock Option Plan
The Directors Stock Option Plan (the “Directors Plan”), which is shareholder-approved, permits the grant of stock options to its duly elected non-employee Directors and one of the corporate officers of the Company (if he or she is also a director of the Company) and covers 300,000 shares of common stock. The Company believes that such awards better align the interests of its directors with those of its shareholders. Prior to July 1, 2003, option awards were granted with an exercise price equal to 85% of the fair market price of the Company’s stock at the grant date. Subsequent to July 1, 2003, the Board approved an amendment to the Directors Plan requiring options to purchase the Company’s common stock to be exercisable at a price equal to 100% of the fair market value of the underlying shares on the grant date. These options have five-year contractual terms. Options awards are exercisable immediately as of the grant date.

A summary of the activities under the Directors Plan during the six months ended December 31, 2005 is presented below:

			Weighted -
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Stock Options	Shares	Price	Term	Value

Outstanding at July 1, 2005	137,000	$3.63
Granted	30,000	3.75
Exercised	(15,000)	3.10
Expired	(32,000)	5.37

Outstanding at December 31, 2005	120,000	$2.80	2.00	$245,009

Exercisable at December 31, 2005	120,000	$3.26	2.00	$245,009

Cash received from options exercised by directors during the six months ended December 31, 2005 was approximately $47.
Stock Option issued not pursuant to the 1998 Stock Option Plan or the Directors’ Stock Option Plan
On November 14, 2005, an option to purchase 750 shares of the Company’s common stock was issued to a consultant in connection with his services rendered to the Company. The stock option was not issued pursuant to the 1998 Stock Option Plan of the Company or the Directors Stock Option Plan. The exercise price under the option was $2.66, which was lower than the fair market value of the stock on the grant date of the option and was exercisable immediately upon grant. The fair value of 750 shares of the Company’s common stock issuable upon exercise of stock options granted was approximately $2 based on the value at $2.92 per share determined by the Black Scholes option pricing model.
A summary of option granted not under an existing stock option plan during the six months of fiscal 2006 ended December 31, 2005 is presented as follows:

Weighted-
Average
Exercise
Stock Options	Shares	Price

Outstanding at July 1, 2005	—	$—
Granted	750	2.66
Exercised	(750)	2.66
Expired	—	—

Outstanding at December 31, 2005	—	$—

Exercisable at December 31, 2005	—	$—

Cash received from the option exercised by the consultant during the six months ended December 31, 2005 was approximately $2.

The following table illustrates the pro forma effect on net income (loss) and earnings (loss) per share for the six months and three months ended December 31, 2004 as if the Company had applied the fair value recognition provision of SFAS No. 123 to stock-based employee compensation for each period presented:

	Six Months Ended	Three Months Ended
	Dec. 31,	Dec. 31,
	2004	2004
	(Unaudited)	(Unaudited)
Net income (loss)	$137	$(100)

Add: stock based employee compensation included in reported income	—	—

Deduct: total stock based employee compensation expense determined under fair value method for all awards	(18)	(9)

Pro forma net income (loss)	$119	$(109)

Earnings (loss) per share -basic
As reported	$0.05	$(0.03)
Pro forma	$0.04	$(0.04)

Earnings (loss) per share -diluted
As reported	$0.05	$(0.03)
Pro forma	$0.04	$(0.04)

4.	EARNINGS PER SHARE
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
Stock options to purchase 203,550 shares at exercise prices ranging from $2.25 to $4.50 per share were outstanding as of December 31, 2005. No options were excluded in the determination of common shares equivalents because the average market price of common shares was greater than the exercise price of the stock options. The resulted common shares equivalents were approximately 76,000 shares. However, since there was a loss from continued operations, the common share equivalents were not presented in the following table for earning per share calculation purposes.
Stock options to purchase 381,000 shares at prices ranging from $2.25 to $6.00 per share were outstanding as of December 31, 2004. 99,000 options were excluded in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares and therefore were anti-dilutive.
The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted EPS for the years presented herein:

	Six Months Ended		Three Months Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
(Loss) income from continuing operations	$(282)	$135	$(446)	$(111)

Income from discontinued operation	$8,459	$2	$8,837	$11

Income (loss) attribute to common shares	$8,177	$137	$8,391	$(100)

Basic Earnings (Loss) Per Share
Basic (loss) earnings per share from Continuing operations	$(0.09)	$0.05	$(0.15)	$(0.03)
Basic earnings per share from Discontinued operation	2.80	—	2.91	—
Basic earnings (loss) per share from Net Income	$2.71	$0.05	$2.76	$(0.03)

Diluted (Loss) Earnings Per Share
Diluted (loss) earnings per share from Continuing operations	$(0.09)	$0.04	$(0.15)	$(0.03)
Diluted earnings per share from Discontinued operation	2.80	—	2.91	—
Diluted earnings (loss) per share from Net Income	$2.71	$0.04	$2.76	$(0.03)

Weighted average number of common shares outstanding — basic	3,016	2,965	3,038	2,966

Dilutive effect of stock options	—	100	—	—

Number of shares used to compute earnings per share — diluted	3,016	3,065	3,038	2,966

5.	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS
Accounts receivable are customer obligations due under normal trade terms. We sell our products and services to manufacturers in the semiconductor industry. We perform continuing credit evaluations of our customers’ financial condition, and although we generally do not require collateral, letters of credit may be required from our customers in certain circumstances.
Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. We include any accounts receivable balances that are determined to be uncollectible in our allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to us, we believe our allowance for doubtful accounts for the six months ended December 31, 2005 and the twelve months ended June 30, 2005 was adequate. However, actual write-offs might be more or less than the recorded allowance.

	Dec. 31,	June 30,
	2005	2005
	(Unaudited)
Beginning	$147	$165
Additions charged to expenses	72	44
Recovered	(24)	(62)
Actual write-offs	(5)	—

Ending	$190	$147

6.	DIVIDENDS PAYABLE
On December 2, 2005, the Board of Directors of Registrant declared a cash dividend of fifty cents (US 50¢) per share based on the shareholders of records on January 10, 2006. The total number of shares issued and outstanding as of January 10, 2006 was 3,215,532 and the total cash dividends paid on January 25, 2006 were $1,608. The source of cash was from the proceeds of disposing the property located in Dublin, Ireland.

7.	ADVANCES TO SELLER
On November 18, 2005, the Company entered into a Definitive Agreement for Sale and Transfer of Shares (the “Agreement”) with Globetronics International Inc. (the “Seller”), a British Virgin Islands company. The Agreement provided that the Company would buy 100% of the equity interests of Globetronics (Shanghai) Inc. (thereafter “GSI”, which is a China-based wholly owned foreign investment enterprise (WOFIE) conducting business in burn-in testing service) for $153 (which covers certain fixed assets and the current customers of the testing service). The purchase price under the Agreement did not include any other assets or liabilities in GSI. The Agreement further provided that the cash of GSI would be swapped on a dollar-to-dollar basis. In addition, the Company would not be responsible for any disclosed or undisclosed liabilities incurred prior to the acquisition completion date. This Agreement also included a management service agreement, in which the Company appointed the Seller to provide accounting services to the acquired entity for $37 during a three-month transitional period commencing on the acquisition completion date. This transaction was not and is not considered material to the Company.
On December 26, 2005, the application for the share transfer was approved by the relevant governmental authorities in China. On December 30, 2005, the Company and the Seller agreed that the final purchase price would be $153 (of which $138 was the remaining balance due) and a cash swap in the amount of $351 to be wired to the Seller on December 30, 2005 and that the closing date would be deemed to have occurred when the funds arrived at the Seller’s bank, which occurred on January 3, 2006. Before the completion date, the Company did not have any access to the fixed assets owned by the Seller. The completion date of this acquisition was deemed to be January 3, 2006. Pursuant to the terms of the signed agreement, the acquired entity is in the process of changing its name from GSI to Trio-Tech (Shanghai) Co., Ltd.

8.	WARRANTY ACCRUAL

	Dec. 31,	June 30,
	2005	2005
	(Unaudited)
Beginning	$155	$162
Additions charged to cost and expenses	29	43
Recovered	—	—
Actual write-offs	—	(50)

Ending	$184	$155

9	DISCONTINUED OPERATION AND CORRESPONDING RESTRUCTURING PLAN
The Company’s Ireland operation, as a component of the Testing segment, suffered continued operating losses in the past three fiscal years and the cash flow was minimal for the past three years. In August 2005, the Company established a restructuring plan to close the Testing operation in Dublin, Ireland. This fact was initially disclosed in the Form 10-K for the fiscal year ended June 30, 2005. Based on the restructuring plan and in accordance with EITF 03-13, the Company presented the operation results from Ireland as a discontinued operation as the Company believed that no continued cash flow would be generated by the disposed component (Ireland subsidiary) and that the Company would have no significant continuing involvement in the operation of the discontinued component. Management of the Company initiated a plan to sell the property located in Dublin, Ireland in August 2005 and ceased the depreciation of the property in accordance with SFAS No. 144. In accordance with the restructuring plan, the Company would transfer the relevant machinery and equipment to Singapore and paid off the outstanding balance on the equipment loans, collect accounts receivable and pay off accounts payable as much as it could before moving out Ireland. If the accounts receivable and accounts payable were not wound down before moving out of Ireland, the Company planned to have the Singapore office take over the responsibility for the collection and repayment matters. As a result, the machinery and equipment located in Dublin, Ireland was not included in the assets held for sale on the balance sheet as of September 30, 2005.
In late September 2005, the Company entered into a Definite Sale and Purchase Agreement with a buyer through an auction process with a selling price of €8.85 million (equivalent to $10,574) and received a deposit of €885 (equivalent to $1,057). The sale was consummated on November 1, 2005. In accordance with SFAS No. 144, the asset held for sale was recorded at historical carrying value of the property of $261, as of September 30, 2005, which was lower than its fair value, less the cost to sell.
During the process of winding down the Company’s operation in Dublin, Ireland, the Company incurred general and administrative expense of approximately $120 and one-time employment termination benefits of approximately $330 (of which $107 were paid in the quarter ended September 30, 2005) for the six months ended December 31, 2005. In connection with the sale of the property located in Dublin, Ireland, the Company also incurred the following direct expenses including professional fees of approximately $92, commissions and other selling related expenses of approximately $40 and incurred a liability estimated at $86 to refund the industrial development agency grant by the Irish government agency. The estimated amount of $86 is subject to the clearance of the Irish government agency. These expenses were directly offset against the proceeds from selling property as these expenses were deemed as cost to sell. The tax on capital gain in Ireland from the sale of property was approximately $1,955, which was deducted from the gross proceeds from selling the property after the taxable gain was determined. The Company considered the inter-period tax allocation noting the impact of allocation was minimal as there was a loss of $450 in the Ireland entity before considering the gain from selling property and there were significant net operating losses carry-forward which cannot be used to offset the taxable capital gain. The gain realized through disposing the property in November 2005 was presented as part of income from discontinued operations in the statement of operations for the six months ended December 31, 2005. The Company anticipates that it may incur additional costs and expenses in winding up the business of the subsidiary through which the Ireland facility was operated.
Under the provision of SFAS No. 52, translation adjustments that result when a foreign entity’s financial statements are translated into a parent company’s or an investor’s reporting currency are separately reported in the parent company’s other comprehensive income. Foreign currency translation adjustments that are accumulated in other comprehensive income are reclassified to income only when they are realized, if the investment in the foreign entity is sold or is substantially or completely liquidated. Accordingly, the foreign currency translation adjustments on the balance sheet of the Dublin, Ireland subsidiary as of November 1, 2005 in the amount of approximately $769 were reclassified into the process of disposing of the property presented below.
Income from discontinued operations for the six and three months ended December 31, 2005 was as follows:

	Six Months Ended		Three Months Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
NET SALES	$78	257	—	149
COST OF SALES	63	227	—	121

GROSS PROFIT	15	30	—	28
OPERATING EXPENSES:
General and administrative	120	87	38	48
Employment termination benefits	330	—	—	—

Total	450	87	38	48

	(435)	(57)	(38)	(20)

OTHER INCOME (EXPENSE)

Interest expense	(3)	(6)	(1)	(2)
Other (expense) income	(12)	65	(33)	33

Total	(15)	59	(34)	31

(Loss) Income from discontinued operation	(450)	2	(72)	11

Gain on sale of property	8,909	—	8,909	—

INCOME FROM DISCONTINUED OPERATION	$8,459	$2	$8,837	$11

Breakdown of gain on sale of property
Gross proceeds	$10,574	—	$10,574	—
Net book value of the property	(261)	—	(261)	—
Grant payable to Ireland government	(86)	—	(86)	—
Professional fees	(92)	—	(92)	—
Commissions and related selling expenses	(40)	—	(40)	—

	10,095	—	10,095	—
Capital gain tax	(1,955)	—	(1,955)	—

	8,140	—	8,140	—
Foreign currency translation adjustments	769	—	769	—

Gain on sale of property	$8,909	$—	$8,909	$—

As the Company does not provide a separate cash flow statement for the discontinued operation, the details of cash flow from the discontinued operation in Ireland is summarized as follows: the gross proceeds were approximately $10,574, cost to sell was $218, disbursement for capital gain tax was $1,955, resulting in net proceeds of $8,401. The loss from discontinued operations of $450 was deemed as cash outflow from operating activities of the discontinued operation; the net proceeds provided by investing activities was $8,401 from the sale of the property; the cash used in financing activities was the disbursement to pay off the outstanding equipment loan of $88. The impact of this discontinued operation was immaterial because the total revenues for fiscal years June 30, 2005 and 2004 were approximately $600 and $500, respectively. The Company believes there will not be any future significant cash flows from the discontinued operation as the outstanding accounts receivable and accounts payable are immaterial to the Company financial position and liquidity.
Before moving out of Ireland, the Company wired the remaining cash of approximately $7,800 to its Singapore subsidiary where the main operations are located. Subsequently, approximately $1,608 out of the $7,800 was wired to the U.S. corporate office for distribution of dividends to shareholders, which were paid on January 25, 2006. In addition, $705 of the $7,800 was used for bonuses to the directors and corporate officers paid in December 2005 and January 2006, respectively.
10.	BUSINESS SEGMENTS
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
All inter-segment sales were sales from the Manufacturing segment to the Testing and Distribution segments. Total inter-segment sales were $30 and $37 for the six months ended December 31, 2005 and 2004, respectively, and $8 for the three months ended 2004. There were no inter-segment sales for the three months ended December 31, 2005. Corporate assets mainly consisted of cash and prepaid expenses. Corporate expenses mainly consisted of salaries, insurance, professional expenses and directors’ fees.
The following segment information is unaudited:
Business Segment Information:

	Quarter		Operating		Depr.
	Ended	Net	Income	Total	and	Capital
	Dec. 31,	Sales	(loss)	Assets	Amort.	Expenditures
Manufacturing	2005	$3,111	$(117)	$2,842	$27	$187
	2004	2,425	5	2,138	17	32

Testing Services	2005	3,715	561	21,160	369	385
	2004	2,654	(58)	14,427	315	241

Distribution	2005	599	(1)	748	4	1
	2004	454	(94)	1,293	38	21

Corporate and	2005	—	(817)	2,145	—	—
unallocated	2004	—	8	228	—	—

Total Company	2005	$7,425	$(373)	$26,895	$400	$573
	2004	$5,533	$(138)	$18,086	$370	$294

Business Segment Information:

	Six
	Months		Operating		Depr
	Ended	Net	Income	Total	and	Capital
	Dec. 31,	Sales	(loss)	Assets	Amort.	Expenditures
Manufacturing	2005	$4,466	$(292)	$2,842	$50	$198
	2004	6,403	152	2,138	35	53

Testing Services	2005	7,260	1,020	21,160	735	505
	2004	5,440	124	14,427	596	956

Distribution	2005	1,404	(2)	748	7	1
	2004	1,433	(82)	1,293	75	188

Corporate and	2005	—	(881)	2,145	—	—
unallocated	2004	—	15	228	1	—

Total Company	2005	$13,130	$(155)	$26,895	$792	$704
	2004	$13,276	$209	$18,086	$707	$1,197
Geographic Area Information:

			China				Elimin-
	Quarter		and				ations
	Ended	United	other				and	Total
	Dec. 31,	States	countries	Singapore	Thailand	Malaysia	Other	Company
Net sales to	2005	$1,093	363	4,589	488	892	—	7,425
customers	2004	$538	351	3,001	492	1,159	(8)	5,533

Operating	2005	$12	(2)	343	37	67	(830)	(373)
Income (loss)	2004	$(58)	(32)	(36)	(6)	(14)	8	(138)

Long-lived	2005	$23	20	3,683	822	2,743	(40)	7,251
Assets	2004	$7	394	3,538	886	2,065	(40)	6,850

Geographic Area Information:

	Six		China				Elimin-
	Months		and				ations
	Ended	United	other				and	Total
	Dec. 31,	States	countries	Singapore	Thailand	Malaysia	Other	Company
Net sales to	2005	$1,527	691	8,380	949	1,613	(30)	13,130
customers	2004	$1,207	697	6,083	1,145	4,181	(37)	13,276

Operating	2005	$(8)	(2)	584	66	113	(908)	(155)
Income (loss)	2004	$(86)	(20)	126	28	146	15	209

Long-lived	2005	$23	20	3,683	822	2,743	(40)	7,251
Assets	2004	$7	394	3,538	886	2,065	(40)	6,850
11. IMPAIRMENT LOSS
During the six months ended December 31, 2005, an impairment loss of approximately $15 was incurred in the Testing segment located in Singapore. The relevant machinery and equipment was not suitable to perform testing services for the high speed microprocessor chips. Consequently, this machinery and equipment was deemed obsolete.

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
Overview
Founded in 1958, Trio-Tech International provides third-party semiconductor testing and burn-in services primarily through its laboratories in Southeast Asia. The Company also designs, manufactures and markets equipment and systems and distributes semiconductor processing and testing equipment manufactured by others. The Company operates in three business segments: Testing Services, Manufacturing and Distribution. The Testing segment is the largest of these business segments thus far this fiscal year. It accounted for over 55.3% of our revenue for the six months ended December 31, 2005, and it averages a higher growth rate than the other two business segments, although the semiconductor market is characterized by wide swings in growth rates from year to year.
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
The Company’s Ireland operation, as a component of the Testing segment, suffered continued operating losses in the past three fiscal years and the cash flow was minimal for the past three years. In August 2005, the Company established a restructuring plan to close the Testing operation in Dublin, Ireland. This fact was initially disclosed in the Form 10-K for the fiscal year ended June 30, 2005. Based on the restructuring plan and in accordance with EITF 03-13, the Company presented the operation results from Ireland as a discontinued operation as the Company believed that no continued cash flow would be generated by the disposed component (Ireland subsidiary) and that the Company would have no significant continuing involvement in the operation of the discontinued component. Management of the Company initiated a plan to sell the property located in Dublin, Ireland in August 2005 and ceased the depreciation of the property in accordance with SFAS No. 144. The Company transferred the relevant machinery and equipment to Singapore and was going to pay the outstanding balance on the equipment loans. As a result, the machinery and equipment located in Dublin, Ireland was not included in the assets held for sale. Management of the Company presented the property as assets held for sale for the three months ended September 30, 2005 as this property was available for immediate sale in its then present condition subject only to terms that are usual and customary for sales of such property; the sale of the property was probable; and transfer of the property was expected to qualify for recognition as a completed sale within one year. In November 2005, the Company completed the sale of property located in Dublin, Ireland and recorded a gain of sale of property of $8,909. As a result, this discontinued operation reported an income of $8,459, which consisted of the gain from the sale of property of $8,909 offset by the loss from discontinued operation of $450. The Company still has accounts receivable and accounts payables relating to the Ireland location. The Company expects some expenses to incur for collecting accounts receivables and disbursing payables, for statutory expenses and for expenses incurred in winding up the subsidiary.
On November 18, 2005, the Company entered into a Definitive Agreement for Sale and Transfer of Shares (the “Agreement”) with Globetronics International Inc. (the “Seller”), a British Virgin Islands company. The Agreement provided that the Company would buy 100% of the equity interests of Globetronics (Shanghai) Inc. (thereafter “GSI”, which is a China-based wholly owned foreign investment enterprise (WOFIE) conducting business in burn-in testing service) for $153 (which covers certain fixed assets and the current customers of the testing service). The purchase price under the Agreement did not include any other assets or liabilities in GSI. The Agreement further provided that the cash of GSI would be swapped on a dollar-to-dollar basis. In addition, the Company would not be responsible for any disclosed or undisclosed liabilities incurred prior to the acquisition completion date. This Agreement also included a management service agreement, in which the Company appointed the Seller to provide accounting services to the acquired entity for $37 during a three-month transitional period commencing on the acquisition completion date. This transaction was not and is not considered material to the Company.
On December 26, 2005, the application for the share transfer was approved by the relevant governmental authorities in China. On December 30, 2005, the Company and the Seller agreed that the final purchase price would be $153 (of which $138 is the remaining balance due) and a cash swap in the amount of $351 would be wired to the Seller on December 30 and the closing date would be when the funds arrived at the Seller’s bank, which occurred on January 3, 2006. Before the completion date, the Company did not have any access to the fixed assets owned by the Seller. The completion date of this acquisition was January 3, 2006. Pursuant to the terms of the signed agreement, the acquired entity is in the process of changing its name from GSI to Trio-Tech (Shanghai) Co., Ltd.
Our Manufacturing segment manufactures “Artic Temperature Controlled Wafer Chucks”, which are used for test, characterization and failure analysis of semiconductor wafers, “Wet Process Stations”, which wash and dry wafers at a series of 100 to 300 additional processing steps after the etching or deposition of integrated circuits, and other microelectronic substrates in what is commonly called the “front-end”, or creation of semiconductor circuits. Additionally, we also manufacture centrifuges, leak detectors, HAST (Highly Accelerated Stress Test) systems and “burn-in” systems that are used primarily in the “back-end” of the semiconductor manufacturing process to test finished semiconductor devices and electronic components. The Manufacturing segment operates primarily in Singapore and the United States.
Our Distribution segment operates primarily in Southeast Asia. This segment markets and supports distribution of the Company’s own manufactured equipment in addition to distributing complementary products from other manufacturers that are used by the Company’s customers and other semiconductor and electronics manufacturers. Our Distribution segment also serves as a distributor of electronic components to customers.
Results of operations and business outlook
The following table sets forth our revenue components for the six and three months ended December 31, 2005 and 2004, respectively.
     Revenue Components

	Six Months Ended		Three Months Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2005	2004	2005	2004
Net Sales:
Testing	55.29%	40.96%	50.03%	47.94%
Manufacturing	34.02	48.24	41.90	43.85
Distribution	10.69	10.80	8.07	8.21

Total	100.00%	100.00%	100.00%	100.00%

Testing Segment
Net sales in the Testing segment expanded by 14.33% to 55.29% and 2.09% to 50.03% of total net sales for the six months and three months ended December 31, 2005, respectively, when compared for the same periods of the last fiscal year. The Testing segment outperformed the other two business segments during this period due to an increase in testing services to one major customer because of an increased demand for that customer’s personal computers, notebooks and server chips. Volume in the Testing segment varies depending on market demand and customer forecasts. We anticipate that our customers will require our testing services to perform ‘burn-in’ on chips, as wireless handsets, automotive applications and wired communications are currently in demand in the market.

We currently operate four Testing facilities, one in the United States and three in Southeast Asia. These facilities provide customers with a full range of testing services, such as burn-in and product life testing for finished or packaged components. On January 3, 2006, the acquisition of the operation in Shanghai was completed. It is anticipated that such acquisition will enable the Company to expand its testing and burn-in services into China.
Our Testing facilities require substantial investment to construct and are largely fixed-costs assets once in operation. Because we own most of the testing facilities, a significant portion of our operating costs are fixed. In general, these costs do not decline with reductions in customer demand or our utilization of our testing capacity, and can adversely affect profit margin as a result. Conversely, as product demand rises and factory utilization increases, the fixed costs are spread over the increased output, which should improve profit margins.
Manufacturing Segment
Net sales in the Manufacturing segment as a percentage of total net sales were 34.02% and 41.90%for the six months and three months ended December 31, 2005, respectively, a drop of 14.22% and 1.95% for the six months and three months ended December 31, 2005,, respectively, compared with those in the same periods of the last fiscal year. The decrease in percentage of Manufacturing sales to total net sales was due to a decrease in sales of burn-in boards. The absolute amount of net sales actually increased by $686 in the three months ended December 31, 2005 from $2,425 to $3,111. However, the Testing service outperformed the Manufacturing segment resulting in a decrease in terms of a percentage of revenue for the Manufacturing segment. For the six months ended December 31, 2005, the Manufacturing segment reported a decrease in sales of $1,937 (or 30.30%) to $4,466 from $6,403 compared to the same period of the last fiscal year.
As Manufacturing costs such as labor and rental expenses in the U.S. are more expensive than those in Singapore, the Company shifted the Wet Process Station Manufacturing operation from San Jose to Singapore in fiscal 2004, and has utilized existing personnel located in Singapore. In the U.S., we are focusing on marketing used and refurbished equipment, which some of our U.S. customers are more willing to purchase since it is less expensive than new equipment.
Due to the competitive environment in the Manufacturing segment, we anticipate that we will continue to implement our cost reduction plan by outsourcing a portion of our manufacturing process to outside suppliers (electrical and mechanical fabrication houses) and seeking competitive material costs.
Distribution Segment
Net sales in the Distribution segment accounted for 10.69% and 8.07%of total net sales for the six months and three months ended December 31, 2005, respectively, dropped by 0.11% and 0.14% for the six months and three months ended December 31, 2005, respectively, compared with those in the same periods of the last fiscal year. However, the absolute amount of net sales actually increased by $145 in the three months ended December 31, 2005 from $454 to $599. The increase was due to an increase in demand of low margin front-end products, such as Vibration equipment, chambers and wafer fabricators. For the six months ended December 31, 2005, sales decreased by $29 from $1,433 to $1,404 compared to the same period of the last fiscal year. Product volume for the Distribution segment depends on sales activities such as bookings, queries on products and backlog. Equipment and electronic component sales are very competitive, as the products are prevalent in the market. Thus, “add value” has been a key phrase in the Company’s sales mission for the past 12 months.
Our marketing is mainly focused on Asia as we believe that the recovery of equipment sales in that region is improving more rapidly than sales within the U.S. The equipment sales for the U.S. continue to be gradual as many companies are still conservative in capital equipment spending. With Singapore as the manufacturing base for Wet Process Stations, the Singapore Distribution operations market Wet Process Stations mainly to local research institutions and universities, as well as work closely with customers on their specific requirements. Volume for servicing also increased where there was a need for equipment to be tested and integrated before delivery and installation.
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
Comparison of Second Quarter Ended December 31, 2005 (“Q2 2006”) and December 31, 2004 (“Q2 2005”)
The following table sets forth certain consolidated statements of income data as a percentage of net sales for the three months ended December 31, 2005 and 2004 (the “second quarters”), respectively:

	Q2 2006	Q2 2005
Net Sales	100.0%	100.0%
Cost of Sales	74.9%	76.8%

Gross Margin	25.1%	23.2%

Operating Expenses
General and administrative	17.3%	20.4%
Director and officer bonuses	9.5%	(0.2%)
Selling	3.1%	5.1%
Research and development	0.2%	0.4%
Total Operating Expenses	30.1%	25.7%

(Loss) from operations	-5.0%	-2.5%

Overall Net Sales
Overall sales increased by $1,892 (or 34.19%) to $7,425 for the three months ended December 31, 2005 from $5,533 in the same period last fiscal year. The sales increase was mainly due to the sales performance of the Singapore burn-in division in the Testing segment. That division experienced higher testing service sales because of increased demand by one customer due to an increased demand for its personal computers, notebooks and server chips. Additionally, the Manufacturing segment experienced better sales performance due to an increase in demand of burn-in systems and burn-boards in Asia. In the Distribution segment, revenue increased due to an increase in demand for low margin front-end products.
Geographically, we operate in the U.S., Singapore, Malaysia, Thailand and China. We have discontinued our operations in Ireland as of August 2005. Net sales into and within China and the Southeast Asia regions increased by $1,337 (or 26.8%) to $6,332 for the three months ended December 31, 2005 from $4,996 in the same period last fiscal year, primarily caused by the increase in sales in the Testing segment. Net sales into and within the United States increased by $555 (or 103.2%) to $1,093 for the three months ended December 31, 2005 from $538 in the same period last fiscal year, primarily due to a sales improvement in the Manufacturing segment which included the sale of a Wet Process Station.
Overall Gross Margin
Overall gross margin increased by 1.9% to 25.1% for the three months ended December 31, 2005 from 23.2% for the same period last fiscal year. The increase was due to higher gross margin of our unique operating cost structure in our Testing segment, offset by the lower profit margin in our Manufacturing segment.
In our Testing segment, a significant portion of the operating expenses is fixed, which means the operating expenses do not decline proportionally to the revenue volume or the utilization of our testing capacity. Thus, as the service demand and the utilization of our testing capacity increase, those fixed portions of operating expenses are spread over the total revenues generated, which then lead to a higher gross profit margin. Revenue in the Testing segment increased by $1,061 (or 40.0%) to $3,715 for the three months ended December 31, 2005 from $2,654 in the same period last fiscal year, while the gross profit margin increased by approximately 8.1%. The average selling price of burn-in systems and burn-in boards in our Manufacturing segment dropped due to price competition and increased cost of materials for the three months ended December 31, 2005, resulting in a 5.5% decrease in gross profit margin. In the Distribution segment, gross margin dropped 1% for the three months ended December 31, 2005 due to an increase in demand for low margin front-end products.

Loss from operations
Loss from operations increased by $235 (or 170.3%) to $373 for the three months ended December 31, 2005 from a loss of $138 as compared to the same period last fiscal year, due to an increase in gross profit of $580, and net of an increase in (i) the director and officer bonuses of approximately $715; and (ii) the operating expenses of $119 due to an increase in legal and professional fees related to the acquisition of the operation in China, the legal procedures for the declaration of dividends in the U.S., the implementation of new accounting principles generally accepted in the U.S. and an increase in payroll and related expenses.
Operating Expenses
The operating expenses for the second quarter of 2006 and 2005 were as follow:

(In Thousands, unaudited)	Q2 2006	Q2 2005
General and administrative	$1,288	$1,130
Director and officer bonuses	$705	$(10)
Selling	$230	$281
Research and development	$16	$23

Total	$2,239	$1,424

General and administrative expenses increased by $158 (or 14.0%) to $1,288 for the three months ended December 31, 2005 from $1,130 in the same period last fiscal year. The increase was due to an increase in the operating expenses in legal and professional fees related to the acquisition of the operation in China, the legal procedures for the declaration of dividends in the U.S., the implementation of new accounting principles generally accepted in the U.S. and an increase in payroll and related expenses.
Director and officer bonuses were approximately $705 and a negative of $10 for the three months ended December 31, 2005 and 2004, respectively. The negative bonuses of $10 for the three months ended December 31, 2004 were due to a reversal of bonus overprovided in the prior year. These bonuses were paid and are payable primarily based on the Company’s long standing compensation programs for the Officers and Chairman of the Company, which is based on percentages of the Company’s pre-tax profits for the year. In the case of the profits from the sale of the property in Dublin, Ireland, the recipients agreed to take their percentages from after tax profits. During the second quarter of fiscal 2006, a decision was made to pay that part of the bonuses attributable to the sale of property in Dublin, Ireland.
Selling expenses decreased by $51 (or 18.2%) to $230 for the three months ended December 31, 2005 from $281 as compared to the same period last fiscal year. The decrease was primarily due to a decrease in commissions due to over provision of commissions in the prior year and warranty costs due to less provision for warranty cost required for lower sales in the six months ended December 31, 2005 of approximately $61, offset by an increase in travel expense of approximately $10.
Research and development costs decreased by $7 (or 30.4%) to $16 for the three months ended December 31, 2005 from $23 in the same period last fiscal year. This decrease was primarily due to a decrease in the headcount which had yet to be replaced as of December 31, 2005.
Interest Expense
The interest expenses for the second quarter of 2006 and 2005 were as follow:

(In Thousands, unaudited)	Q2 2006	Q2 2005
Interest expense	$38	$55
Interest expenses decreased by $17 from $55 in Q2 2005 to $38 in Q2 2006, primarily due to lower usage of credit line facilities in the Singapore operation for the three months ended December 31, 2005 when compared to the same period last year.
Other Income (Loss)
Other income (loss) for the second quarter of 2006 and 2005 were as follow:

(In Thousands, unaudited)	Q2 2006	Q2 2005
Other income (loss)	$82	$(12)
Other income increased by $94 (or 783.3%) to $82 for the three months ended December 31, 2005 from a loss of $12 for the same period last fiscal year, primarily due to the interest income generated from short-term deposits and a decrease in the currency transaction loss. Interest income was $63 for the three months ended December 31, 2005 and was $53 higher than the interest income generated in the same period last fiscal year due to short-term deposits made using the proceeds from the sale of the Ireland property in Dublin, Ireland. Currency transaction loss improved by $50 from $51 for the three months ended December 31, 2004 to $1 for this quarter.
Income Tax
Income tax provision increased by $172 (or 286.7%) to $112 for the three months ended December 31, 2005 as compared to a benefit of $60 in the same period last fiscal year. Income tax provision of $112 for this quarter was primarily attributable to the income generated from Singapore and Malaysia. Income tax benefit of $60 for the same period last fiscal year was mainly due to the tax recovery for the tax period between 1999 and 2001 in Singapore.
Income from Discontinued Operations
Income from discontinued operations increased by $8,826 to $8,837 for the three months ended December 31, 2005 from $11 for the same period last fiscal year. The significant increase in the income from discontinued operations was due to the gain from the sale of property of $8,909 completed in November 2005, offset by the loss from discontinued operations of $72. The loss from discontinued operations was $11 for the same period last year.
Net Income (loss)
Net income increased by $8,491 to $8,391 for three months ended December 31, 2005 as compared to a loss of $100 in the same period last fiscal year. Such an increase was primarily due to an increase in income from discontinued operations of $8,826 offset by an increase in loss from continuing operations of $335. Consequently, basic loss per share from continuing operations for the three months ended December 31, 2005 increased by $0.12 from a loss per share of $0.03 in the second quarter 2005 to a loss per share of $0.15 in the second quarter 2006. Diluted loss per share from continuing operations for the three months ended December 31, 2005 were $0.15, which represents an increase of $0.12 from diluted loss per share of $0.03 for the three months ended December 31, 2004. Consequently, there was an increase in both basic and diluted earnings per share attributable to discontinued operations of $2.91 for the three months ended December 31, 2005 due to the closing of the Ireland facility during the period.
Testing Segment
The revenue, gross margin and income (loss) from operations for the Testing segment for the second quarter of 2006 and 2005 were as follows:

(In Thousands, unaudited)	Q2 2006	Q2 2005
Revenue	$3,715	$2,654
Gross margin	37.0%	28.9%

Income (loss) from operations	$561	$(58)
Revenue in the Testing segment increased by $1,061 (or 40.0%) to $3,715 for the three months ended December 31, 2005 from $2,654 in the same period last fiscal year. This was due to an increase in testing services to one major customer due to an increased demand for that customer’s personal computers, notebooks and server chips.
In our Testing operation, a significant portion of the operating expenses is fixed, which means the operating expenses do not decline proportional to the revenue volume or the utilization of our testing capacity. Thus, as the service demand and the utilization of our testing capacity increase, those fixed portions of operating expenses are spread over the total revenues generated, which then lead to a higher gross profit margin. Since revenue in the Testing segment increased by $1,061 and the utilization of our testing capacity increased in this quarter, as compared to the same period last fiscal year, gross profit margin increased by 8.1% to 37.0% for the three months ended December 31, 2005 from 28.9% as compared to the same quarter last fiscal year. Gross profits were $1,375 and $769 for the three months ended December 31, 2005 and 2004, respectively.

Operating income increased by $619 to an income of $561 for the three months ended December 31, 2005 as compared to a loss of $58 for the same period last fiscal year. Such an increase in operating income was attributable to an increase in gross profit of $606 and offset by a decrease in operating expenses of $11. Operating expenses were $814 and $825 for the three months ended December 31, 2005 and 2004, respectively. Such a decrease in operating expenses was mainly attributable to a slight decrease in the general and administrative expenses.
Manufacturing Segment
The revenue, gross margin and (loss) income from operations for the Manufacturing segment for the second quarter of 2006 and 2005 were as follows:

(In Thousands, unaudited)	Q2 2006	Q2 2005
Revenue	$3,111	$2,425
Gross margin	12.8%	18.3%

(Loss) income from operations	$(117)	$5
Revenue in the Manufacturing segment increased by $686 (or 28.3%) to $3,111 for the three months ended December 31, 2005 from $2,425 for the same period last fiscal year, due to an increase in demand of burn-in systems and burn-in boards in Asia. However, the average selling price for burn-in systems and burn-in boards dropped due to price competition while the cost of material increased for the three months ended December 31, 2005. The result was a decrease of 5.5% in gross profit margin to 12.8% for this quarter from 18.3% for the same period last fiscal year. Gross profits were $398 and $443 for the three months ended December 31, 2005 and 2004, respectively.
Operating income decreased by $122 to a loss of $117 for the three months ended December 31, 2005 as compared to an income of $5 for the same period last fiscal year. The decrease in operating income was attributed by a decrease in gross profit of $45 and an increase in operating expenses of $77. Operating expenses were $515 and $438 for the three months ended December 31, 2005 and 2004, respectively. The increase in operating expenses was mainly attributable to higher selling, payroll and related expenses.
Distribution Segment
The revenue, gross margin and loss from operations for the Distribution segment for the second quarter of 2006 and 2005 were as follows:

(In Thousands, unaudited)	Q2 2006	Q2 2005
Revenue	$599	$454
Gross margin	15.4%	16.5%
Loss from operations	$(1)	$(94)
Revenue in the Distribution segment increased by $145 (or 31.9%) to $599 for the three months ended December 31, 2005 from $454 in the same period last fiscal year, due to an increase in demand of low margin front-end products, such as Vibration equipment, chambers and wafer fabricators. Since revenues were generated primarily from low margin front-end products in the three months ended December 31, 2005, gross profit margin dropped by 1.1% to 15.4% for this quarter from 16.5% in the same period last fiscal year. Gross profits were $92 and $75 for the three months ended December 31, 2005 and 2004, respectively.
Operating loss improved by $93 to a loss of $1 for the three months ended December 31, 2005 from a loss of $94 for the same period last fiscal year. Such an improvement in operating loss was attributable to an increase in gross profit of $17 and a decrease in operating expenses of $76. Operating expenses were $93 and $169 for the three months ended December 31, 2005 and 2004, respectively. Such a reduction in operating expenses was mainly attributable to a decrease in commissions of approximately $36 and other selling related expenses of approximately $40.
Corporate
The (loss) income from operations for Corporate for the second quarter of 2006 and 2005 were as follow:

(In Thousands, unaudited)	Q2 2006	Q2 2005
(Loss) income from operations	$(817)	$8

Corporate operating income decreased by $825 to a loss of $817 for the three months ended December 31, 2005 from an income of $8 in the same period last fiscal year. Such a decrease in corporate income was attributable to (i) director and officer bonuses of approximately $705; and (ii) higher operating expenses due to an increase in legal and professional fees related to the acquisition of the operation in China, the legal procedures for the declaration of dividends in the U.S., the implementation of new accounting principles generally accepted in the U.S. and an increase in payroll and related expenses.
Year to Date Comparison of the Six Months Ended December 31, 2005 (“2006”) and to the Six Months Ended December 31, 2004 (“2005”)
The following table sets forth certain consolidated statements of (loss) income data as a percentage of net sales for the six months ended December 31, 2005 (the “first half”) and 2004, respectively:

	YTD 2006	YTD 2005
Net Sales	100.0%	100.0%
Cost of Sales	71.9%	75.9%

Gross Margin	28.1%	24.1%

Operating Expenses
General and administrative	19.6%	17.9%
Director and officer bonuses	5.4%	0.1%
Selling	3.9%	4.1%
Research and development	0.3%	0.4%
Impairment Loss	0.1%	0.0%
Total Operating Expenses	29.3%	22.5%

(Loss) Income from operations	-1.2%	1.6%

Overall Net Sales
Overall sales decreased slightly by $146 (or 1.1%) to $13,130 for the six months ended December 31, 2005 from $13,276 as compared to the same period last fiscal year. Although sales in the Testing segment increased by $1,820 (or 33.5%) to $7,260 for the six months ended December 31, 2005 from $5,440 as compared to the same period last fiscal year, overall sales were still affected by slow sales performance in the Manufacturing segment, which reported a decrease in sales of $1,937 (or 30.3%) to $4,466 for the six months ended December 31, 2005 from $6,403 as compared to the same period last fiscal year. Revenue in the Distribution segment decreased by $29 (or 2%) to $1,404 for the six months ended December 31, 2005 from $1,433 in the same period last fiscal year, due to a decline in the sales of low margin front-end products.
Geographically, we continue to operate in the U.S., Singapore, Malaysia, Thailand and China. We have discontinued our operations in Ireland as of August 2005. On January 3, 2006, the Company completed its acquisition of GSI and is in the process of changing its name to “Trio-Tech (Shanghai) Co., Ltd.” Such acquisition empowers the Company to expand its testing and burn-in services into China. Net sales into and within China and the Southeast Asia regions decreased by $466 (or 3.9%) to $11,603 for the six months ended December 31, 2005 from $12,069 as compared to the same period last fiscal year, attributed mainly attributable to the slow sales performance in the Manufacturing segment in the Southeast Asia and Europe regions. Net sales into and within the United States increased by $320 (or 26.5%) to $1,527 for the six months ended December 31, 2005 from $1,207 as compared to the same period last fiscal year, primarily due to a slight sales improvement in the Manufacturing segment in the United States, which included the sale of a Wet Process Station.
Overall Gross Margin
Overall gross margin increased by 4.0% to 28.1% for the six months ended December 31, 2005 from 24.1% as compared to the same period last fiscal year, due to higher gross margin of our unique operating cost structure in our Testing segment, offset by low profit margin in our Manufacturing segment.
In our Testing segment, a significant portion of the operating expenses is fixed, which means the operating expenses do not decline proportional to the revenue volume or the utilization of our testing capacity. Thus, as the service demand and the utilization of our testing capacity increase, those fixed portions of operating expenses are spread over the total revenues generated, which then lead to a higher gross profit margin. Since revenue in the Testing segment increased by $1,820 (or 33.5%) to $7,260 for the six months ended December 31, 2005 from $5,440 as compared to the same period last fiscal year, gross profit margin increased by approximately 4.9%. However, the average selling price of burn-in systems and burn-in boards in our Manufacturing segment dropped significantly and cost of materials increased adversely for the six months ended December 31,

2005, which resulted in the gross profit margin dropping by 2.3% accordingly. In the Distribution segment, gross margin dropped by 1% for the six months ended December 31, 2005 due to an increase in demand for low margin front-end products. Overall, the gross profit margin still remained at an increase of 4.0%.
Loss from operations
Loss from operations of $155 increased by $364 (or 174.2%) from an income of $209 for the six months ended December 31, 2005 mainly due to better sales performance, which resulted in higher gross profit of $497, offset with an increase in (i) the director and officer bonuses of approximately $696; and (ii) the operating expenses due to an increase in legal and professional fees related to the acquisition of the operation in China, the legal procedures for the declaration of dividends in the U.S., the implementation of new accounting principles generally accepted in the U.S. and an increase in payroll and related expenses.
Operating Expenses
The operating expenses for the first half of 2006 and 2005 were as follows:
Operating Expenses

(In Thousands, unaudited)	YTD 2006	YTD 2005
General and administrative	$2,577	$2,368
Director and officer bonuses	$705	$9
Selling	$515	$550
Research and development	$33	$56
Impairment loss	$15	$1

Total	$3,845	$2,984

General and administrative expenses increased by $209 (or 8.8%) to $2,577 for the six months ended December 31, 2005 from $2,368 as compared to the same period last fiscal year, due to an increase in legal and professional fees related to the implementation of new accounting principles generally accepted in the United States and an increase in payroll and related expenses.
Director and officer bonuses were approximately $705 and $9 for the six months ended December 31, 2005 and 2004, respectively. These bonuses were paid and are payable primarily based on the Company’s long standing compensation programs for the Officers and Chairman of the Company, which is based on percentages of the Company’s pre-tax profits for the year. In the case of the profits on the sale of the property in Dublin, Ireland, the recipients agreed to take their percentages on the after tax profits. During the period ended in the second quarter of fiscal 2006, a decision was made to pay that part of the bonuses attributable to the sale of property in Dublin, Ireland.
Selling expenses decreased by $35 (or 6.4%) to $515 for the six months ended December 31, 2005 from $550 as compared to the same period last fiscal year, primarily due to a decrease in warranty costs of approximately $35, resulting from lower sales in the Manufacturing segment.
Research and development costs decreased by $23 (or 41.1%) to $33 for the six months ended December 31, 2005 from $56 as compared to the same period last fiscal year. This decrease was primarily due to a decrease in the headcount which had yet to be replaced as of December 31, 2005.
Impairment loss increased by $14 to $15 for the six months ended December 31, 2005 from $1 as compared to the same period last fiscal year, which was attributed by the obsolescence of certain machinery and equipment not suitable for performing testing services for the high speed microprocessor chips for one of our major customers.
Interest Expense
The interest expenses for the first half of 2006 and 2005 were as follows:

(In Thousands, unaudited)	YTD 2006	YTD 2005
Interest expense	$74	$86
Interest expenses decreased by $12 during the first six months of fiscal 2006 compared to the same period last year, primarily due to lower usage of credit line facilities by the Singapore operation for the six months ended December 31, 2005 when compared to the same period last year.
Other Income
Other income for the first half of 2006 and 2005 were as follows:

(In Thousands, unaudited)	YTD 2006	YTD 2005
Other income	$112	$42
Other income increased by $70 (or 166.7%) to $112 for the six months ended December 31, 2005 from a loss of $42 as compared to the same period last fiscal year, primarily due to the interest income generated from short-term deposits and the currency transaction loss. Interest income was $79 for the six months ended December 31, 2005 and was $55 higher than the interest income generated in the same period last fiscal year due to deposits entered into with the funds from the sale of the Ireland property. Currency transaction loss improved by $20 to $3 for the six months ended December 31, 2005 from $23 as compared to the same period last fiscal year.
Income Tax
Income tax provision increased by $133 (or 260.8%) to $184 for the six months ended December 31, 2005 from $51 as compared to the same period last fiscal year. Income tax provision of $184 for the six months ended December 31, 2005 was primarily attributed by the income generated from Singapore, Thailand and Malaysia. Income tax provision of $51 for the same period last fiscal year mainly resulted from the tax provision provided for taxable income generated during the period, net of the tax recovery of $68 for the tax period between 1999 and 2001 in Singapore. Because of the different income tax jurisdictions, the loss generated in the United States is not applicable against the taxable income generated in foreign countries. Therefore, the Company generally incurs certain income tax expenses in every fiscal year.
Income from Discontinued Operations
Income from discontinued operations increased by $8,457 to $8,459 for the six months ended December 31, 2005 from $2 for the same period last fiscal year. The significant increase in the income from discontinued operations was contributed by the gain from sale of property of $8,909 completed in November 2005, offsetting the loss from discontinued operation of $450. The loss from discontinued operations was $2 for the same period last year.
Net Income
Net income increased by $8,040 to $8,177 for the six months ended December 31, 2005 from $137 in the same period last fiscal year. Such an increase was primarily due to an increase in income from discontinued operations of $8,457 offset by an increase in loss from continuing operations of $417. Consequently, basic loss per share contributed from continuing operations for the six months ended December 31, 2005 decreased by $0.14 from earnings per share of $0.05 in the first half of fiscal 2005 to a loss of $0.09 per share in the first half of fiscal 2006. Diluted loss per share contributed from continuing operations for the six months ended December 31, 2005 was $0.09, which represented a decrease of $0.13 from diluted earnings per share of $0.04 for the six months ended December 31, 2004. Consequently, there was an increase in both basic and diluted earnings per share attributed to discontinued operations of $2.80 for the six months ended December 31, 2005 due to the closing of the Ireland facility during the period.
Testing Segment
The revenue, gross margin and income from operations for the Testing segment for the first half of 2006 and 2005 were as follows:

(In Thousands, unaudited)	YTD 2006	YTD 2005
Revenue	$7,260	$5,440
Gross margin	37.7%	32.8%

Income from operations	$1,020	$124

Revenue in the Testing segment increased by $1,820 (or 33.5%) to $7,260 for the six months ended December 31, 2005 from $5,440 in the same period last fiscal year, due to an increase in testing services to one major customer due to an increase in demand for that customer’s personal computers, notebooks and server chips.
In our Testing operation, a significant portion of the operating expenses is fixed, which means the operating expenses do not decline proportional to the revenue volume or the utilization of our testing capacity. Thus, as the service demand and the utilization of our testing capacity increase, those fixed portions of operating expenses are spread over the total revenues generated, which then lead to a higher gross profit margin. Since revenue in the Testing segment increased by $1,820 and the utilization of our testing capacity increased in this quarter, as compared to the same period last fiscal year, gross profit margin increased by 4.9% to 37.7% for the six months ended December 31, 2005 from 32.8% as compared to the same quarter last fiscal year. Gross profits were $2,735 and $1,785 for the six months ended December 31, 2005 and 2004, respectively.
Operating income increased by $896 to $1,020 for the six months ended December 31, 2005 as compared to $124 for the same period last fiscal year. Such an increase in operating income was attributed by an increase in gross profit of $950 and an increase in operating expenses of $57. Operating expenses were $1,717 and $1,660 for the six months ended December 31, 2005 and 2004, respectively. Such an increase in operating expenses was mainly attributed by an increase in the variable portion of payroll and related expenses in our Testing operation.
Manufacturing Segment
The revenue, gross margin and (loss) income from operations for the Manufacturing segment for the first half of 2006 and 2005 were as follows:

(In Thousands, unaudited)	YTD 2006	YTD 2005
Revenue	$4,466	$6,403
Gross margin	14.5%	16.8%

(Loss) income from operations	$(292)	$152
Revenue in the Manufacturing segment, which reported a decrease in sales of $1,937 (or 30.3%) to $4,466 for the six months ended December 31, 2005 from $6,403 in the same period last fiscal year, was due to a decrease in sales of burn-in boards by $2,288, offset by an increase in sales of burn-in systems and Wet Process Stations of approximately $351.
Since the average selling price of burn-in systems and burn-in boards dropped due to price competition and cost of materials increased adversely for the six months ended December 31, 2005, the gross profit margin dropped by 2.3% to 14.5% for the first half from 16.8% in the same period last fiscal year. Gross profits were $647 and $1,076 for the six months ended December 31, 2005 and 2004, respectively.
Operating income decreased by $444 to a loss of $292 for the six months ended December 31, 2005 as compared to an income of $152 for the same period last fiscal year. Such a decrease in operating income was attributed by a decrease in gross profit of $429 and an increase in operating expenses of $15. Operating expenses were $939 and $924 for the six months ended December 31, 2005 and 2004, respectively. Such an increase in operating expenses was mainly attributed by slightly higher general and administrative expenses.
Distribution Segment
The revenue, gross margin and loss from operations for the Distribution segment for the first half of 2006 and 2005 were as follows:

(In Thousands, unaudited)	YTD 2006	YTD 2005
Revenue	$1,404	$1,433
Gross margin	22.0%	23.4%
Loss from operations	$(2)	$(82)
Revenue in the Distribution segment decreased by $29 (or 2.0%) to $1,404 for the six months ended December 31, 2005 from $1,433 in the same period last fiscal year, which was attributable to a decline in the sales of low margin front-end products.

Since revenues are generated primarily from low margin front-end products, gross profit margin dropped by 1.4% to 22.0% for the six months ended December 31, 2005 from 23.4% as compared to the same period last fiscal year. Gross profits were $309 and $335 for the six months ended December 31, 2005 and 2004, respectively.
Operating loss improved by $80 to a loss of 2 for the six months ended December 31, 2005 from a loss of $82 in the same period last fiscal year. Such an improvement in operating loss was attributable to a decrease in operating expenses of $105, offset by a drop in gross profit of $26. Operating expenses were $311 and $416 for the six months ended December 31, 2005 and 2004, respectively. Such a reduction in operating expenses was mainly attributable to a decrease in commissions of approximately $61 and other selling related expenses of approximately $44.
Corporate
The (loss) income from operations for Corporate for the first half of 2006 and 2005 were as follow:

(In Thousands, unaudited)	YTD 2006	YTD 2005
(Loss) income from operations	$(881)	$15
Corporate operating loss increased by $896 to a loss of $881 for the six months ended December 31, 2005 from an income of $15 as compared to the same period last fiscal year. Such a decrease in corporate income was attributable to (i) an increase in director and officer bonuses of approximately $696; and (ii) higher operating expenses due to an increase in legal and professional fees related to the acquisition of the operation in China, the legal procedures for the declaration of dividends in the U.S., the implementation of new accounting principles generally accepted in the U.S. and an increase in payroll and related expenses.
Financial Condition
During the six months ended December 31, 2005, total assets increased $8,550 from $18,345 at June 30, 2005 to $26,895 at December 31, 2005. The majority of the increase was in cash, short term deposits, other receivables, prepaid expenses, advances to seller and other assets of $9,517, but offset by a decrease in accounts receivables of $325, inventories of $331 and property, plant and equipment and other intangibles of $311.
At the end of the second quarter of fiscal 2006, total cash and short term deposits totaled $13,661, up $9,011 from fiscal year-end 2005. During the first six months of fiscal 2006, cash increased primarily due to net proceeds received from the sale of property in Dublin, Ireland of $8,401, offset by advances for the newly acquired subsidiary in China, capital expenditures of $704, principal repayments of debt and capital leases of $501 (which includes the repayment of Ireland’s outstanding equipment loan of $88) and payments on the lines of credit of $77.
Inventories of $1,253 at the end of the second quarter of fiscal 2006 decreased $331 from fiscal year-end 2005 mainly due to the sales of finished goods from our Distribution segment. The turnover of inventory of 27 days at the end of the second quarter of fiscal 2006 improved marginally compared with 28 days at fiscal year-end 2005.
Accounts receivable at the end of the second quarter of fiscal 2006 decreased $325 from fiscal year-end 2005 primarily due to more efficient collections in the Southeast Asia operations but offset with higher sales in the second quarter of fiscal 2006, compared with the first quarter of fiscal 2006. Accounts receivables turnover remained unchanged at 56 days at the end of the second quarter of fiscal 2006 and at fiscal year-end 2005.
Advances to seller increased by $138 to $153 as of December 31, 2005 from $15 at June 30, 2005 due to the final payment of $153 to Seller to acquire GSI in China. This acquisition was completed on January 3, 2006.
Property, plant and equipment decreased by $264 from $7,176 at June 30, 2005 to $6,912 at December 31, 2005 due to the disposal of assets held for sale in the Ireland Testing operation with a carrying value of $261. Capital expenditures of $704 for the first six months ended December 31, 2005 were offset by the depreciation of $743 for the same period last fiscal year.
Capital expenditures were $704 for the first six months of fiscal 2006, compared with $1,841 the first six months of fiscal 2005. The decrease in capital expenditures was mainly due to higher purchases of machinery and equipment during the first six months ended fiscal 2005 for the acquired Malaysia Testing operation to meet customers’ requirements.
Depreciation and amortization was $792 for the first six months of fiscal 2006, compared with $707 for the first six months of fiscal 2005, as more fixed assets were acquired in the first half of fiscal 2006 than in the same period last fiscal year.

Accrued expenses of $3,286 at the end of the second quarter of fiscal 2006 increased $688 from June 30, 2005 primarily due to accrued bonuses, higher sales tax, commission and utilities in one of the Singapore operations but offset with the lower accrued purchases and fixed assets purchases.
Liquidity and Capital Resources
Net cash provided by operating activities increased by $1,030 to $739 for the six months ended December 31, 2005 from net cash used of $291 in the same period last fiscal year. The increase in the net cash provided by operating activities was primarily due to (1) the swing in net income from $137 to $8,177 during the six months of fiscal 2006 as compared to same period last fiscal year; and (2) the net impact of adjusting non-cash items during the first six months of fiscal 2006 was $8,099 which has decreased the net income as compared to $742 which had increased the net income during the first six months of fiscal 2005, which was mainly due to a gain on sale of property in Dublin, Ireland of $8,909. In addition, the increase was attributable to a positive cash flow of $957 from accounts receivable, inventories and accounts payable and accrued expenses and offset by a negative cash flow of $367 from other receivables and prepaid expenses and other current assets for six months ended December 31, 2005.
Net cash provided by investing activities increased by $4,398 to $4,222 for the six months ended December 31, 2005 from a negative cash flow of $176 for the same period last fiscal year. The improvement in net cash provided by investing activities was primarily due an increase in the net investment in short-term deposits of $5,283 to $3,337 during the six months of fiscal 2006 as compared to net proceeds of $1,946 during the six months of fiscal 2005. The increase in the investment in short-term deposits in fiscal 2006 was due to placement of the proceeds received from the sale of property in Dublin, Ireland in the short-term deposits. Capital expenditures decreased by $493 to $704 during the six months of fiscal 2006 from $1,197 during the first six months of fiscal 2005. The net proceeds from discontinued operations increased by $8,401 during the first six months of fiscal 2006 as compared to nil during the first six months of fiscal 2005, which was mainly due to the sale of property in Dublin, Ireland. There were no proceeds from sale of equipment during the six months of fiscal year 2006 as compared to $201 during the six months of fiscal 2005. Acquisition of business decreased by $637 to $138 during the six months of fiscal 2006 from $1,126 during the six months of fiscal 2005, which was attributable to the advance payments in business acquisition in China of $138 during the six months of fiscal 2006 as compared to the business acquisition in Malaysia of $1,126 during the six months of fiscal 2005.
Net cash provided by financing activities increased by $477 to $652 for the six months ended December 31, 2005 from $175 in the same period last fiscal year. The improvement in net cash provided by financing activities was primarily due to: (1) more proceeds from long-term debt of $1,025 during the six months of fiscal 2006 compared to $430 during the six months of fiscal 2005; (2) repayments of $501, which includes repayment of Ireland’s outstanding equipment loan of $88 made during the first six months of fiscal 2006 compared to repayments of $385 made during the first six months of fiscal 2005; (3) proceeds from stock options exercised of $232 during the first six months of fiscal 2006 compared to $5 during the first six months of fiscal 2005; (4) net repayments on the line of credit of $77 during the six months of fiscal 2006 whereas there were net borrowings of $178 during the six months of fiscal 2005; and (5) less dividends paid to minority interest of $27 during the six months of fiscal 2006 compared to $53 during the six months of fiscal 2005.
The details of cash flow from the discontinued operation in Ireland are summarized as follows: the gross proceeds was approximately $10,574, cost to sell was $218, disbursement for capital gain tax was $1,955, resulting in net proceeds of $8,401. The loss from discontinued operation of $450 was deemed as cash outflow from operating activities of the discontinued operation; the net proceeds provided by investing activities was $8,401 from the sale of the property; the cash used in financing activities was the disbursement to pay off the outstanding equipment loan of $88. The impact of this discontinued operation was immaterial because the total revenues for fiscal years June 30, 2005 and 2004 were approximately $600 and $500, respectively. The Company believes there will not be any future significant cash flows from the discontinued operation as the outstanding accounts receivable and accounts payable are immaterial to the Company financial position and liquidity.
Before moving out of Ireland, the Company wired the remaining cash of approximately $7,800 to its Singapore subsidiary where the main operations are located. On December 2, 2005, the Board of Directors of Registrant declared a cash dividend of fifty cents (US 50¢) per share based on the shareholders of records on January 10, 2006. The total number of shares issued and outstanding as of January 10, 2006 was 3,215,532 and the total cash dividends paid on January 25, 2006 were $1,608, which was paid out of the above $7,800. In addition, $705 of the $7,800 was used for bonuses to the directors and corporate officers paid in December 2005 and January 2006, respectively.
In addition, as of December 31, 2005, approximately $838 of cash deposits were held in the Company’s 55% owned Malaysian subsidiary. Of such amount, $833 were denominated in the currency of Malaysia, but $139 is currently available for movement to overseas, as authorized by the Central Bank of Malaysia. There are additional amounts available for distribution as dividends (after making deductions for income tax) pursuant to Malaysian regulations.

The current ratio (defined as current assets divided by current liabilities) improved to 2.42 as of December 31, 2005 compared to 1.82 as of June 30, 2005. We believe the Company has sufficient financial resources for its ordinary operations, capital expenditures, dividend payments and other business requirements for the next twelve months.
Corporate Guarantee Arrangement
The Company provides a corporate guarantee of approximately $1,504 to one of its subsidiaries in Southeast Asia to secure line-of-credit and term loans from a bank to finance the operations of such subsidiary. With the strong financial position of the subsidiary company, the Company believes this corporate guarantee arrangement will have no material impact on its liquidity or capital resources.
Recently Issued Accounting Pronouncements
In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” (SFAS No. 154). SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 generally requires retrospective application to the prior period financial statements of voluntary changes in accounting principles. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. However, SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. The Company does not believe the adoption of SFAS No. 154 will have a material effect on its results of operations or financial condition.
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
We regularly evaluate and monitor the creditworthiness of each customer on a case-by-case basis. We include any account balances that are determined to be uncollectible, along with a general reserve, in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to management, we believe that our allowance for doubtful accounts was adequate as of December 31, 2005.

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
As of December 31, 2005, the outstanding aggregate principal balance on these loans, capital leases and lines of credit was approximately $2,305. The interest on our loans, capital leases and lines of credit range from 4.19% to 7.50% per annum. A majority of these interest rates are variable and are subject to change in line with market rates.

	Dec. 30,	June 30,
	2005	2005
	(unaudited)
Loans:
denominated by Singapore dollars with variable interest rate at prime rates ranging from 2.95% to 5.75% plus 1% to 6.25% per annum	$1,665	$1,045

denominated by Irish pound with variable interest rate at prime rates ranging from 2.09% to 2.11% plus 5.11% to 5.59% per annum	—	98

denominated by Thailand baht with fixed interest rate at 4.50% per annum	116	146

Subtotal	$1,781	$1,289

Capital leases:
denominated by Singapore dollars with fixed interest rate ranging from 4.19% to 6.60% per annum	$247	$199

denominated by Malaysia ringgit with fixed interest rate at 4.30% per annum	18	22

denominated by US dollars with fixed interest rate at 0.81% per annum	8	—

denominated by Irish pound with variable interest rate at a prime rate of 2.09% plus 7.10%	—	12

Subtotal	$265	$233

Line of credit:
denominated by Singapore dollars with variable interest rate at 5.75% plus 6.00% per annum	$259	$336

Total	$2,305	$1,858

The outstanding aggregate principal balance on these loans, capital leases and lines of credit were mainly utilized by the Testing segment for investments in facilities and equipment to meet customers’ requirement. One of the Singapore operations used 48% of the banking facilities as of December 31, 2005. Nevertheless, the Singapore operation was able to meet repayment of loans and capital obligations as the majority of the overall net sales were contributed from the operation. The Thailand operation utilized term loans to finance the extension of a building in Bangkok and it will be able to meet the repayment of loan obligations as the operation has been generating cash for the past few years. With the cessation of Ireland operation and sale of property, the term loan was fully redeemed at the end of second quarter of Fiscal 2006.
Foreign Currency Exchange Rate Risk. Although the majority of our sales, cost of manufacturing and marketing are transacted in U.S. dollars, significant portions of our revenues are denominated in Singapore and Euro dollars, Malaysian ringgit, Thai Baht and other currencies. Consequently, a portion of our costs, revenues and operating margins may be affected by fluctuations in exchange rates, primarily between the U.S. dollar and such foreign currencies. We are also affected by fluctuations in exchange rates if there is a mismatch between our foreign currency denominated assets and liabilities. Foreign currency translation adjustments resulted in an decrease of $989 and $243 to shareholders’ equity for the six months ended December 31, 2005 and 2004, respectively.
We try to reduce our risk of foreign currency fluctuations by purchasing certain equipment and supplies in U.S. dollars and seeking payment, when possible, in U.S. dollars. However, we may not be successful in our attempts to mitigate our exposure to exchange rate fluctuations. Those fluctuations could have a material adverse effect on the Company’s financial results.
ITEM 4. CONTROLS AND PROCEDURES
An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2005, the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective. During the period covered by this report, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

TRIO-TECH INTERNATIONAL
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Not applicable
Item 1A. Risk Factors
CERTAIN RISKS THAT MAY AFFECT OUR FUTURE RESULTS

We hereby caution stockholders, prospective investors in Trio-Tech International and other readers that there is no change to the risk factors disclosed in the Form 10-K for the fiscal year ending June 30, 2005 except for the material change in the following important factors. Such factors in some cases have affected, and in the future could affect, our stock price or cause our actual results for the six months ending December 31, 2005 and future quarters and fiscal years to differ materially from those expressed in any forward-looking statements, oral or written, made by or on behalf of us.

We have paid cash dividends. On December 2, 2005, the Board of Directors of Registrant declared a cash dividend of fifty cents (US 50¢) per share based on the shareholders of records on January 10, 2006. The total number of shares issued and outstanding as of January 10, 2006 was 3,215,532 and the total cash dividends paid on January 25, 2006 were approximately $1,608,000. The dividend was declared from the Company’s retained earnings and the cash for payment of the dividends was from the net proceeds of disposing the property located in Dublin, Ireland.

Possible dilutive effect of outstanding options

As of December 31, 2005, there were 203,550 shares of common stock reserved for issuance upon exercise of outstanding stock options. The outstanding options are currently exercisable at exercise prices ranging from $2.25 to $4.50 per share. We anticipate that the trading price of our common stock at the time of exercise of any such outstanding options will exceed the exercise price under those options. Thus such exercise will have a dilutive effect on our shareholders.
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
Item 3. Defaults Upon Senior Securities
Not applicable
Item 4. Submission of Matters to Vote of Security Holders
An annual meeting of shareholders was held December 2, 2005. The only matter voted on at the annual meeting was the election of Directors. Proxies for the annual meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to management’s nominees for Directors as listed in the Proxy Statement. All of such nominees were elected. The number of votes for each of such nominees was as follows (there being no abstentions or votes withheld):

Director	For	Against	Abstain	No Vote	Total
Jason Adelman	2,129,874	3,840		916,028	3,049,742
Richard Horowitz	2,127,474	6,240		916,028	3,049,742
Yong Siew Wai	2,130,949	2,765		916,028	3,049,742
A. Charles Wilson	2,130,964	2,750		916,028	3,049,742

Item 5. Other Information
Not applicable
Item 6. Exhibits
10.1	Memorandum of Agreement, dated September 30, 2005 between European Electronic Test Centre Ltd. and Dorville Homes Ltd. [Incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q for September 30, 2005]

10.2	Deed of Assignment, dated October 27, 2005 between European Electronic Test Centre Ltd. and Dorville Homes Ltd. [Incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q for September 30, 2005]

31.1	Rule 13a-14(a) Certification of Principal Executive Officer of Registrant

31.2	Rule 13a-14(a) Certification of Principal Financial Officer of Registrant

32	Section 1350 Certification.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIO-TECH INTERNATIONAL

By:	/s/ Victor H.M. Ting

VICTOR H.M. TING
Vice President and
Chief Financial Officer
(Principal Financial Officer)
Dated: February 17, 2006