Form 10-Q
period 2006-03-31
TRIO TECH INTERNATIONAL
filed 2006-05-11
CIK 732026

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2006
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock outstanding as of May 11, 2006_is 3,219,157.

TRIO-TECH INTERNATIONAL
INDEX TO CONSOLIDATED FINANCIAL INFORMATION, OTHER INFORMATION AND SIGNATURES

Page
Part I. Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets as of March 31, 2006 (Unaudited) and June 30, 2005	3
Consolidated Statements of Operations and Comprehensive Income (loss) for the Three and Nine Months Ended March 31, 2006 (Unaudited) and March 31, 2005 (Unaudited)	4
Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2006 (Unaudited) and March 31, 2005 (Unaudited)	5
Notes to Consolidated Financial Statements (Unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures about Market Risk	35
Item 4. Controls and Procedures	37

Part II. Other Information
Item 1. Legal Proceedings	38
Item 1A. Risk Factors	38
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3. Defaults upon Senior Securities	38
Item 4. Submission of Matters to a Vote of Security Holders	38
Item 5. Other Information	38
Item 6. Exhibits	38

Signatures	39
Exhibit 31.1
Exhibit 31.2
Exhibit 32

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (IN THOUSANDS EXCEPT NUMBER OF SHARES)

	Mar 31,	June 30,
	2006	2005
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$2,795	$1,439
Short-term deposits	8,522	3,211
Trade accounts receivable, less allowance for doubtful accounts of $175 and $147, respectively	5,219	4,178
Other receivables	333	142
Inventories, less provision for obsolete inventory of $431 and $428, respectively	1,566	1,584
Prepaid expenses and other current assets	158	76

Total current assets	18,593	10,630

PROPERTY, PLANT AND EQUIPMENT, Net	7,228	7,176
OTHER INTANGIBLE ASSETS, Net	340	386
OTHER ASSETS	157	138
ADVANCES TO SELLER	—	15

TOTAL ASSETS	$26,318	$18,345

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Lines of credit	$225	$336
Accounts payable	1,818	1,681
Accrued expenses	2,615	2,598
Income tax payable	268	168
Current portion of notes payable	900	655
Current portion of capital leases	127	123
Current portion of deferred tax liabilities	287	275

Total current liabilities	6,240	5,836

NOTES PAYABLE, net of current portion	817	634
CAPITAL LEASES, net of current portion	254	110
DEFERRED TAX LIABILITIES	453	407

TOTAL LIABILITIES	7,764	6,987

MINORITY INTEREST	2,063	2,061

SHAREHOLDERS’ EQUITY:
Common stock; no par value, 15,000,000 shares authorized;
3,219,407 shares issued and outstanding as at Mar. 31, 2006, and	10,338	9,554
2,976,042 shares issued and outstanding as at Jun. 30, 2005, and
Paid-in capital	334	284
Accumulated retained earnings (deficit)	6,446	(298)
Accumulated other comprehensive loss-translation adjustments	(627)	(243)

Total shareholders’ equity	16,491	9,297

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$26,318	$18,345

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED, IN THOUSANDS, EXCEPT EARNINGS (LOSS) PER SHARE)

	Nine Months Ended		Three Months Ended
	Mar. 31,	Mar. 31,	Mar. 31,	Mar. 31,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
NET SALES
— PRODUCT SALES	$8,888	$10,875	$3,018	$3,038
— SERVICES	10,711	8,286	3,451	2,846

	19,599	19,161	6,469	5,884

COST OF SALES
— COST OF GOODS SOLD	7,214	8,914	2,299	2,510
— COSTS OF SERVICES RENDERED	6,923	5,632	2,398	1,953

	14,137	14,546	4,697	4,463

GROSS PROFIT	5,462	4,615	1,772	1,421

OPERATING EXPENSES:
General and administrative	3,837	3,450	1,261	1,082
Director and officer bonuses	705	0	—	(9)
Selling	768	889	253	339
Research and development	53	77	20	20
Impairment Loss	15	—	—	—
Gain on disposal of property, plant & equipment	22	—	22	—

Total	5,400	4,416	1,556	1,432

INCOME (LOSS) FROM OPERATIONS	62	199	216	(11)
OTHER INCOME (EXPENSE)
Interest expense	(111)	(129)	(37)	(42)
Other income	196	81	84	39

Total	85	(48)	47	(3)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	147	151	263	(14)

INCOME TAXES	290	25	106	(26)

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	(143)	126	157	12

MINORITY INTEREST	36	17	17	(4)

(LOSS) INCOME FROM CONTINUING OPERATIONS	(107)	143	174	8

DISCONTINUED OPERATION (NOTE 9)

INCOME FROM DISCONTINUED OPERATION	8,459	16	—	14

NET INCOME	$8,352	$159	$174	$22

BASIC EARNINGS (LOSS) PER SHARE
Basic (loss) earnings per share from Continuing operations	$(0.03)	$0.05	$0.05	$0.01
Basic earnings per share from Discontinued operation	2.74	—	—	—

Basic earnings per share from Net income	$2.71	$0.05	$0.05	$0.01

DILUTED EARNINGS (LOSS) PER SHARE
Diluted (loss) earnings per share from Continuing operations	$(0.03)	$0.05	$0.05	$0.01
Diluted earnings per share from Discontinued operation	2.74	—	—	—

Diluted earnings per share from Net income	$2.71	$0.05	$0.05	$0.01

WEIGHTED AVERAGE NUMBER OF COMMON AND POTENTIAL COMMON SHARES OUTSTANDING
Basic	3,080	2,966	3,211	2,966
Diluted	3,080	3,035	3,225	3,031

COMPREHENSIVE INCOME (LOSS):
Net income	$8,352	$159	$174	$22
Foreign currency translation adjustment	(384)	214	363	(64)

COMPREHENSIVE INCOME (LOSS)	$7,968	373	$537	(42)

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED, IN THOUSANDS)

	Nine Months Ended
	Mar 31,	Mar 31,
	2006	2005
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,352	$159
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,229	1,095
Bad debt expense, net	113	23
Inventory provision	3	—
Interest income on short-term deposits	(139)	(37)
Impairment loss	15	—
Stock compensation	50	—
Gain on sale of property — discontinued operation	(8,909)	—
Loss on sale of equipment	22	—
Deferred tax provision	58	40
Minority interest	(36)	(17)
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable, net	(1,154)	(199)
Other receivables	(183)	(26)
Other assets	(19)	(414)
Inventories	15	29
Prepaid expenses and other current assets	(82)	(52)
Accounts payable and accrued expenses	154	(290)
Income tax payable	100	25

Net cash (used in) provided by operating activities	(411)	336

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturing short-term deposits	9,815	4,896
Investments in short-term deposits	(14,987)	(2,553)
Capital expenditures	(952)	(1,691)
Acquisition of a company in China	(138)	—
Acquisition of business in Malaysia	—	(1,126)
Proceeds from sale of property — discontinued operation	8,401	—
Proceeds from sale of equipment	137	—
Advances to seller	—	—

Net cash provided by (used in) investing activities	2,276	(474)

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED, IN THOUSANDS)

	Nine Months Ended
	Mar 31,	Mar 31,
	2006	2005
	(unaudited)	(unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments and borrowings on lines of credit	(111)	—
Principal payments of debt and capital leases	(756)	(637)
Proceeds from long-term debt	1,045	683
Dividends paid to minority interest	(28)	(54)
Dividends paid to shareholders	(1,608)	—
Cash received from stock options exercised	784	5

Net cash used by financing activities	(674)	(3)

EFFECT OF CHANGES IN EXCHANGE RATES	165	33

NET INCREASE (DECREASE) IN CASH	1,356	(108)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,439	1,357

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,795	$1,249

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$114	$138
Income taxes	$2,121	$(14)

NON-CASH INVESTING AND FINANCING ACTIVITIES
Capitalization of property, plant and equipment paid in advance	$—	$365
Deposit for the acquisition of business in Malaysia paid in advance	$—	$92
Bank guarantee note for acquisition of business in Malaysia	$—	$395
Capital lease of property, plant and equipment	$287	$—
See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AND NUMBER OF SHARES)
1.	ORGANIZATION AND BASIS OF PRESENTATION

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

	Ownership	Location
Express Test Corporation (Dormant)	100%	Van Nuys, California
Trio-Tech Reliability Services (Dormant)	100%	Van Nuys, California
KTS Incorporated, dba Universal Systems (Dormant)	100%	Van Nuys, California
European Electronic Test Centre (Operation ceased on November 1, 2005)	100%	Dublin, Ireland
Trio-Tech International Pte. Ltd.	100%	Singapore
Universal (Far East) Pte. Ltd.	100%	Singapore
Trio-Tech Thailand	100%	Bangkok, Thailand
Trio-Tech Bangkok	100%	Bangkok, Thailand
Trio-Tech Malaysia	55%	Penang and Selangor, Malaysia
Trio-Tech Kuala Lumpur — 100% owned by	55%	Selangor, Malaysia
Trio-Tech Malaysia
Prestal Enterprise Sdn. Bhd.	76%	Selangor, Malaysia
Trio-Tech (Suzhou) Co. Ltd.	100%	Suzhou, China
Trio-Tech (Shanghai) Co. Ltd	100%	Shanghai, China
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. All significant inter-company accounts and transactions have been eliminated in consolidation. The unaudited consolidated financial statements are presented in U.S. dollars. The accompanying financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the nine months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report for the fiscal year ended June 30, 2005.

2.	INVENTORIES

Inventories consist of the following:

	Mar. 31,
	2006	June 30,
	(Unaudited)	2005
Raw materials	$828	$842
Work in progress	978	608
Finished goods	191	562
Less: provision for obsolete inventory	(431)	(428)

	$1,566	$1,584

3.	STOCK OPTIONS

As of March 31, 2006, the Company had two share-based compensation plans, which are described below. The Company historically adopted the APB No. 25 approach – intrinsic value method – and presented the pro forma information in line with the requirements of SFAS No. 123. Historically, the stock based compensation cost has been charged against income, which was $0, $0, and $14 (related to the Directors’ Option Plan) for the fiscal years ended June 30, 2005, 2004 and 2003, respectively. There was no income tax benefit related to share-based compensation for the fiscal years ended June 30, 2005, 2004, and 2003, respectively, as the Company did not claim a deduction for corporate income tax purposes.

Effective July 1, 2005, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payments,” using the modified prospective application method. Under this transition method, compensation cost recognized during the nine months ended March 31, 2006 included the applicable amounts of: (a) compensation cost of all share-based payments granted prior to, but not yet vested as of, July 1, 2005 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123) and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123R). Amortization of unrecognized fair value of the non-vested options as of July 1, 2005 was $14 and $7 for the nine months and three months ended March 31, 2006, respectively. Options to purchase 30,000 shares of the Company’s common stock were issued on July 7, 2005 under the Directors’ Plan. The fair value of 30,000 shares of the Company’s common stock issuable upon exercise of stock options granted under the Directors’ Plan was $34 disclosed in Form 10-Q for the quarter ended September 30, 2005, a fair value of $1.13 per share. No options were granted under the 1998 Stock Option Plan during the nine months ended March 31, 2006. On November 14, 2005, an option to purchase 750 shares of the Company’s common stock was issued to a consultant in connection with his services rendered to the Company and the stock options were not issued pursuant to the 1998 Stock Option Plan or the Directors’ Stock Option Plan. The exercise price under the option was $2.66, which was lower than the fair market value of the stock on the grant date of the option. The option was exercisable immediately upon grant. The fair value of the 750 shares of the Company’s common stock issuable upon exercise of such option was approximately $2 based on the fair value at $2.92 per share determined by the Black Scholes option pricing model.

Assumptions

The disclosure of the above fair value for these awards was estimated using the Black-Scholes option pricing model with the assumptions listed below:

	Nine months
	Ended	Years Ended
	March 31,	June 30,	June 30,	June 30,
	2006	2005	2004	2003
Expected Volatility	49.50-51.12%	33.5 - 36.8%	41.9%	37.2%
Weighted average volatility	49.54%	33.9%	41.9%	37.2%
Risk free interest rate	3.71-4.50%	2.89 - 3.27%	2.76%	2.27 - 2.93%
Expected life (years)	2.00	2.00	2.00	2.00
The expected volatilities are based on the historical volatility of the Company’s stock. The observation is made on a weekly basis. The observation period covered is consistent with the expected terms of options. The expected terms of stock options are based on the average vesting period on a basis consistent with the historical experience of the similar option grants. The risk-free rate is consistent with the expected terms of stock options and based on the U.S. Treasury yield curve in effect at the time of grant.
1998 Stock Option Plan
The Company’s 1998 Stock Option Plan (the “1998 Plan”), which is shareholder-approved, permits the grant of stock options to its employees of up to 300,000 shares of common stock. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. These options have a five-year contractual life term. Awards generally vest over four years; with 25% vesting on the grant date, and the balance vesting in equal installments on the next three succeeding anniversaries of the grant date. The share-based compensation will be amortized based on an accelerated method over the four periods. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the 1998 Plan).

A summary of option activities under the 1998 Plan during the nine months ended March 31, 2006 is presented as follows:

			Weighted -
			Average
			Remaining
		Weighted- Average	Contractual	Aggregate
Stock Options	Shares	Exercise Price	Term	Intrinsic Value

Outstanding at July 1, 2005	165,000	$3.44
Granted	—	—
Exercised	(107,615)	$3.20
Forfeited or expired	(28,000)	$4.87

Outstanding at March 31, 2006	29,385	$2.97	2.00	$100,884

Exercisable at March 31, 2006	14,885	$2.94	2.00	$51,439

The intrinsic value of the 107,615 options exercised was $243. Cash received from options exercised by employees during the nine months ended March 31, 2006 was approximately $343.
A summary of the status of the Company’s non-vested stock options during the nine months ended March 31, 2006 is presented below:

		Weighted-Average
		Grant-Date
Non-vested Options	Shares	Fair Value

Non-vested at July 1, 2005	34,750	$0.86
Granted	—	—
Vested	(19,500)	0.92
Forfeited	(750)	0.68

Non-vested at March 31, 2006	14,500	$0.80

As of March 31, 2006, there was approximately $8 of accumulated unrecognized stock compensation based on fair value on the grant date related to non-vested options granted under the 1998 Plan. Such amount is expected to be recognized during the weighted average period of 2.5 years.
Directors’ Stock Option Plan
The Directors’ Stock Option Plan (the “Directors’ Plan”), which is shareholder-approved, permits the grant of stock options to its duly elected non-employee Directors and one of the corporate officers of the Company (if he or she is also a director of the Company) and covers 300,000 shares of common stock. The Company believes that such awards better align the interests of its directors with those of its shareholders. The fair value of 30,000 shares of the Company’s common stock issuable upon exercise of stock options granted was approximately $34 based on the fair value at $1.13 per share determined by the Black Scholes option pricing model. Prior to July 1, 2003, option awards were granted with an exercise price equal to 85% of the fair market price of the Company’s stock at the grant date. Subsequent to July 1, 2003, the Board approved an amendment to the Directors’ Plan requiring options to purchase the Company’s common stock to be exercisable at a price equal to 100% of the fair market value of the underlying shares on the grant date. These options have five-year contractual terms. Options awards are exercisable immediately as of the grant date.
A summary of the activities under the Directors’ Plan during the nine months ended March 31, 2006 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Stock Options	Shares	Price	Term	Value

Outstanding at July 1, 2005	137,000	$3.63
Granted	30,000	3.75
Exercised	(135,000)	3.24
Forfeited or expired	(32,000)	5.37

Outstanding at March 31, 2006	—	$—	—	$—

Exercisable at March 31, 2006	—	$—	—	$—

The intrinsic value of the 135,000 options exercised was $393. Cash received from options exercised by directors during the nine months ended March 31, 2006 was approximately $439.
Stock Option issued not pursuant to the 1998 Plan or the Directors’ Plan
On November 14, 2005, an option to purchase 750 shares of the Company’s common stock was issued to a consultant in connection with his services rendered to the Company. The stock option was not issued pursuant to the 1998 Plan or the Directors’ Plan. The exercise price under the option was $2.66, which was lower than the fair market value of the stock on the grant date of the option and was exercisable immediately upon grant. The fair value of 750 shares of the Company’s common stock issuable upon exercise of stock options granted was approximately $2 based on the fair value at $2.92 per share determined by the Black Scholes option pricing model.
A summary of the option granted not under an existing stock option plan during the nine months ended March 31, 2006 is presented as follows:

		Weighted-
		Average
		Exercise
Stock Options	Shares	Price

Outstanding at July 1, 2005	—	$—
Granted	750	2.66
Exercised	(750)	2.66
Expired	—	0.00

Outstanding at March 31, 2006	—	$—

Exercisable at March 31, 2006	—	$—

The intrinsic value of the 750 options exercised was $2. Cash received from the option exercised by the consultant during the nine months ended March 31, 2006 was approximately $2.
The following table illustrates the pro forma effect on net income and earnings per share for the nine months and three months ended March 31, 2005 as if the Company had applied the fair value recognition provision of SFAS No. 123 to stock-based employee compensation for each period presented:

	Nine Months	Three Months
	Ended	Ended
	Mar 31,	Mar 31,
	2005	2005
	(Unaudited)	(Unaudited)
Net income: as reported	$159	$22

Add: stock based employee compensation included in reported income	—	—

Deduct: total stock based employee compensation expense determined under fair value method for all awards	(27)	(9)

Pro forma net income	$132	$13

Earnings per share — basic
As reported	$0.05	$0.01
Pro forma	$0.04	$—

Earnings per share — diluted
As reported	$0.05	$0.01
Pro forma	$0.04	$—

4.	EARNINGS PER SHARE

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

Stock options to purchase 29,385 shares at exercise prices ranging from $2.66 to $4.40 per share were outstanding as of March 31, 2006. No options were excluded in the determination of common shares equivalents because the average market price of common shares was greater than the exercise price of the stock options. The resulted common shares equivalents were approximately 14,000 shares and were presented in the following table for earnings per share calculation purposes. However, 12,257 options were excluded in the computation of diluted EPS for the nine months ended March 31, 2006 since they were anti-dilutive.

Stock options to purchase 334,000 shares at prices ranging from $2.25 to $5.63 per share were outstanding as of March 31, 2005. 97,000 options were excluded in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares and therefore were anti-dilutive.

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted EPS for the years presented herein:

	Nine Months Ended		Three Months Ended
	Mar. 31,	Mar. 31,	Mar. 31,	Mar. 31,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
(Loss) income from continuing operations	$(107)	$143	$174	$8

Income from discontinued operation	$8,459	$16	$—	$14

Net income attribute to common shares	$8,352	$159	$174	$22

Basic Earnings (Loss) Per Share
Basic (loss) earnings per share from Continuing operations	$(0.03)	$0.05	$0.05	$0.01
Basic earnings per share from Discontinued operation	2.74	—	—	—

Basic earnings per share from Net Income	$2.71	$0.05	$0.05	$0.01

Diluted (Loss) Earnings Per Share

Diluted (loss) earnings per share from Continuing operations	$(0.03)	$0.05	$0.05	$0.01
Diluted earnings per share from Discontinued operation	2.74	—	—	—

Diluted earnings per share from Net Income	$2.71	$0.05	$0.05	$0.01

Weighted average number of common shares outstanding — basic	3,080	2,966	3,211	2,966

Dilutive effect of stock options	—	69	14	65

Number of shares used to compute earnings per share — diluted	3,080	3,035	3,225	3,031

5.	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are customer obligations due under normal trade terms. We sell our products and services to manufacturers in the semiconductor industry. We perform continuing credit evaluations of our customers’ financial conditions, and although we generally do not require collateral, letters of credit may be required from our customers in certain circumstances.

Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. We include any accounts receivable balances that are determined to be uncollectible in our allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to us, we believe our allowance for doubtful accounts for the nine months ended March 31, 2006 and the twelve months ended June 30, 2005 was adequate. However, actual write-offs might be more or less than the recorded allowance.

	Mar. 31,
	2006	June 30,
	(Unaudited)	2005
Beginning	$147	$165
Additions charged to expenses	141	44
Recovered	(28)	(62)
Actual write-offs	(85)	—

Ending	$175	$147

6.	ACQUISITION OF A SUBSIDIARY

On January 3, 2006, the Company closed the transaction of acquiring 100% interest in Globetronics (Shanghai) Co., Ltd. pursuant to the Definitive Agreement dated November 18, 2005. Globetronics (Shanghai) Co., Ltd. (thereafter “Globetronics”) was a China-based wholly owned foreign investment enterprise (WOFIE) conducting business in the burn-in testing service segment. The name of Globetronics (Shanghai) Co. Ltd. was changed to Trio-Tech (Shanghai) Co., Ltd. upon closing. Our objectives for acquiring the burn-in testing business were to enhance the Company’s future growth opportunities, expand the Company’s present operations, and develop the China market. Beginning on January 3, 2006, the operating results of this subsidiary were included in the consolidated financial statements of the Company for the three-months ended March 31, 2006. This acquisition transaction was not considered significant to the Company.

Pursuant to the Definitive Agreement, the purchase price was $153, which covers certain fixed assets and testing services provided to the existing customers and does not cover any other assets or liabilities of the acquired entity. In addition, the Company is not responsible for any disclosed or undisclosed liabilities incurred prior to the acquisition completion date. The Definitive Agreement also includes a management service agreement, in which the Company appointed the Seller to provide accounting services to the acquired entity for $37 during a three-month transitional period commencing on the acquisition completion date.

In accordance with the Statement of Financial Accounting Standard (SFAS) No. 141, “Business Combinations,” the Company allocated the purchase price to the tangible assets and identifiable intangible assets acquired based on their estimated fair values. The Company estimated that the book value of the fixed assets acquired approximated the fair value of similar assets available on the market based on the information management received. The Company attributed $133 to various items of fixed assets acquired, $8 to other receivables and $12 to an identifiable intangible customer relationship. The excess purchase price over the fair value of tangible assets acquired was $12, which was attributed to the customer relationship obtained along with the acquisition transaction based on estimates and assumptions determined by the management. The economic life of this identified intangible asset was estimated to be about one year based on management assumptions. Therefore, the value of $12 will be amortized over one year on the straight-line method. No goodwill was recognized. The following total presents the allocation of purchase price (in thousands):

Purchase price (paid in cash)	$153

Property, plant and equipment
Plant and equipment	$121
Office equipment	6
Motor vehicle	6

Subtotal	133

Other receivables	8

Total fair value of tangible assets acquired	$141

Identifiable intangible asset-customer relationship	12

Purchase price	$153

Pro Forma Financial Information
The unaudited pro forma financial information presented below summarizes the combined operating results of the Company and the acquired entity for the three months ended March 31, 2005 and nine months ended March 31, 2005 as if the acquisition had occurred on July 1, 2004, and the nine months ended March 31, 2006 as if the transaction had incurred on July 1, 2005, for comparison purposes.
The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition taken place on July 1, 2004. The unaudited pro forma combined statements of operations combine the historical results of the Company and the historical results of the acquired entity for the periods described above.
PRO FORMA STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2005

	Historical
	Information of	Historical
	the Company	Information of the	Pro Forma
	(1)	Acquired Entity (2)	Adjustments (3)	Pro Forma
	(Unaudited)	(Unaudited)		(Unaudited)
Net sales	$5,884	$52	$—	$5,936

Net income (expense)	$22	$—	$(3)	$19

Basic earnings per share	$0.01			$0.01
Diluted earnings per share	$0.01			$0.01

Basic weighted average common shares outstanding	2,966			2,966
Diluted weighted average common shares outstanding	3,031			3,031
     Note: The currency exchange rate is based on the average exchange rate of the related period.

1.	The historical operating results of the Company were based on the Company’s unaudited financial statements in its Form 10-Q filed with the SEC for the three-month period ended March 31, 2005.

2.	The three-month historical information of the acquired entity was derived from the books and the records of Globetronics for the period ended March 31, 2005.

3.	Pro forma adjustment was based on the assumption that the fair value of the identified customer relationship needs to be amortized over a one-year period of time, assuming the acquisition took place on July 1, 2004.

PRO FORMA STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED MARCH 31, 2006

		Historical
	Current	Information of the
	Information of the	Acquired Entity	Pro Forma
	Company (1)	(2)	Adjustments (3)	Pro Forma
	(Unaudited)	(Unaudited)		(Unaudited)
Net sales	$19,599	$107	$—	$19,706

Net income	$8,352	$1	$(6)	$8,347

Basic earnings per share	$2.71			$2.71
Diluted earnings per share	$2.71			$2.71

Basic weighted average common shares outstanding	3,080			3,080
Diluted weighted average common shares outstanding	3,080			3,080

1.	The information of the Company for the nine months ended March 31, 2006 is presented in the current Form 10-Q for the nine months ended March 31, 2006, which already includes the three-month operating results of Trio-Tech (Shanghai) Co., Ltd (formerly, Globetronics) for the period from January 1, 2006 to March 31, 2006.

2.	The six-month historical information of the acquired entity was derived from the books and records of Globetronics for the period from July 1, 2005 to December 31, 2005.

3.	Pro forma adjustment was based on the assumption that the fair value of the identified customer relationship needs to be amortized over a one-year period of time, assuming the acquisition took place on July 1, 2005.
PRO FORMA STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED MARCH 31, 2005

	Historical	Historical
	Information of	information of the	Pro Forma
	the Company	Acquired Entity	Adjustments
	(1)	(2)	(3)	Pro Forma
	(Unaudited)	(Unaudited)		(Unaudited)
Net sales	$19,161	$141	$—	$19,302

Net income	$159	$(18)	$(9)	$132

Basic earnings per share	$0.05			$0.04
Diluted earnings per share	$0.05			$0.04

Basic weighted average common shares outstanding	2,966			2,966
Diluted weighted average common shares outstanding	3,035			3,035

1.	The historical information of the Company was based on the Form 10-Q filed with the SEC for the nine months ended March 31, 2005.

2.	The historical information of the acquired entity covers the three-month operating results from the books and records of Globetronics for the period from July 1, 2004 to March 31, 2005.

3.	Pro forma adjustment was based on the assumption that the fair value of the identified customer relationship needs to be amortized over a one-year period of time, assuming the acquisition took place on July 1, 2004.
7.	DIVIDEND PAID TO SHAREHOLDERS

On December 2, 2005, the Board of Directors of Registrant declared a cash dividend of fifty cents (U.S. 50¢) per share payable to the shareholders of record on January 10, 2006. The total number of shares issued and outstanding as of January 10, 2006 was 3,215,532 and the total cash dividends paid on January 25, 2006 were $1,608. The source of cash was from the proceeds from disposition of the property located in Dublin, Ireland.

8.	WARRANTY ACCRUAL

	Mar. 31,
	2006	June 30,
	(Unaudited)	2005
Beginning	$155	$162
Additions charged to cost and expenses	57	43
Recovered	—	—
Actual write-offs	(11)	(50)

Ending	$201	$155

9.	DISCONTINUED OPERATION AND CORRESPONDING RESTRUCTURING PLAN

The Company’s Ireland operation, as a component of the Testing segment, suffered continued operating losses in the past three fiscal years and the cash flow was minimal for the past three years. In August 2005, the Company established a restructuring plan to close the Testing operation in Dublin, Ireland. This fact was initially disclosed in the Form 10-K for the fiscal year ended June 30, 2005. Based on the restructuring plan and in accordance with EITF 03-13, the Company presented the operation results from Ireland as a discontinued operation as the Company believed that no continued cash flow would be generated by the disposed component (Ireland subsidiary) and that the Company would have no significant continuing involvement in the operation of the discontinued component. Management of the Company initiated a plan to sell the property located in Dublin, Ireland in August 2005 and ceased the depreciation of the property in accordance with SFAS No. 144. In accordance with the restructuring plan, the Company would transfer the relevant machinery and equipment to Singapore and pay off the outstanding balance on the equipment loans, collect accounts receivable and pay off accounts payable as much as it could before moving out of Ireland. If the accounts receivable and accounts payable were not wound down before moving out of Ireland, the Company planned to have the Singapore office take over the responsibility for the collection and repayment matters. As a result, the machinery and equipment located in Dublin, Ireland was not included in the assets held for sale on the balance sheet as of September 30, 2005.

In late September 2005, the Company entered into a Definite Sale and Purchase Agreement with a buyer through an auction process with a selling price of €8.85 million (equivalent to $10,574 U.S.) and received a deposit of €885 (equivalent to $1,057 U.S.). The sale was consummated on November 1, 2005. In accordance with SFAS No. 144, the asset held for sale was recorded at a historical carrying value of the property of $261, as of September 30, 2005, which was lower than its fair value, less the cost to sell.

During the process of winding down the Company’s operation in Dublin, Ireland, the Company incurred general and administrative expenses of approximately $126 and one-time employment termination benefits of approximately $330 (of which $107 was paid in the quarter ended September 30, 2005) for the nine months ended March 31, 2006. In connection with the sale of the property located in Dublin, Ireland, the Company also incurred the following direct expenses including professional fees of approximately $92, commissions and other selling related expenses of approximately $40 and incurred a liability estimated at $86 to refund the industrial development agency grant by the Irish government agency. The estimated amount of $86 was subject to the clearance of the Irish government agency. These expenses were directly offset against the proceeds from selling property as these expenses were deemed as cost to sell. The tax on capital gain in Ireland from the sale of property was approximately $1,955, which was deducted from the gross proceeds from selling the property after the taxable gain was determined. The Company considered the inter-period tax allocation noting the impact of allocation was minimal as there was a loss of $450 in the Ireland entity before considering the gain from selling property and there were significant net operating losses carry-forward which cannot be used to offset the taxable capital gain. The gain realized through disposing the property in November 2005 was presented as part of income from discontinued operations in the statement of operations for the nine months ended March 31, 2006. The Company anticipates that it may incur additional costs and expenses in winding up the business of the subsidiary through which the Ireland facility was operated.

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

Income from discontinued operations for the nine months and three months ended March 31, 2006 was as follows:

	Nine Months Ended		Three Months Ended
	Mar. 31,	Mar. 31,	Mar. 31,	Mar. 31,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
NET SALES	$78	490	—	233
COST OF SALES	63	412	—	185

GROSS PROFIT	15	78	—	48

OPERATING EXPENSES:
General and administrative	120	139	—	53
Employment termination benefits	330	—	—	—

Total	450	139	—	53

	(435)	(61)	—	(5)

OTHER INCOME (EXPENSE)
Interest expense	(3)	(9)	—	(3)
Other (expense) income	(12)	86	—	22

Total	(15)	77	—	19

(Loss) Income from discontinued operation	(450)	16	—	14

Gain on sale of property	8,909	—	—	—

INCOME FROM DISCONTINUED OPERATION	$8,459	$16	$—	$14

Breakdown of gain on sale of property

Gross proceeds	$10,574	—	—	—
Net book value of the property	(261)	—	—	—
Grant payable to Ireland government	(86)	—	—	—
Professional fees	(92)	—	—	—
Commissions and related selling expenses	(40)	—	—	—

	10,095	—	—	—
Capital gain tax	(1,955)	—	—	—

	8,140	—	—	—
Foreign currency translation adjustments	769	—	—	—

Gain on sale of property	$8,909	$—	$—	$—

As the Company does not provide a separate cash flow statement for the discontinued operation, the details of cash flow from the discontinued operation in Ireland is summarized as follows: the gross proceeds were approximately $10,574, cost to sell was $218, and disbursement for capital gain tax was $1,955, resulting in net proceeds of $8,401. The loss from discontinued operations of $450 was deemed as cash outflow from the operating activities of the discontinued operation; the net proceeds provided by investing activities were $8,401 from the sale of the property; the cash used in financing activities was the disbursement to pay off the outstanding equipment loan of $88. The impact of this discontinued operation was immaterial because the total revenues for fiscal years June 30, 2005 and 2004 were approximately $600 and $500, respectively. The Company believes there will not be any future significant cash flows from the discontinued operation as the outstanding accounts receivable and accounts payable are immaterial to the Company’s financial position and liquidity.

Before moving out of Ireland, the Company wired approximately $7,800 to its Singapore subsidiary where the main operations are located. Subsequently, approximately $1,608 out of the $7,800 was wired to the U.S. corporate office for distribution of dividends to shareholders, which were paid on January 25, 2006. In addition, $705 of the $7,800 was used for bonuses to the directors and corporate officers paid in December 2005 and January 2006, respectively.

10.	BUSINESS SEGMENTS

The Company operates principally in three industry segments: the testing service industry (which performs structural and electronic tests of semiconductor devices), the designing and manufacturing of equipment (which equipment tests the structural integrity of integrated circuits and other products), and the distribution of various products from other manufacturers in Singapore and Southeast Asia. The following net sales were based on customer location rather than subsidiary location.

The allocation of the cost of equipment, the current year investment in new equipment and depreciation expense have been made on the basis of the primary purpose for which the equipment was acquired.

All inter-segment sales were sales from the Manufacturing segment to the Testing and Distribution segments. Total inter-segment sales were $61 and $257 for the nine months ended March 31, 2006 and 2005, respectively, and $31 and $220 for the three months ended March 31, 2006 and 2005. Corporate assets mainly consisted of cash and prepaid expenses. Corporate expenses mainly consisted of salaries, insurance, professional expenses and directors’ fees.

The following segment information is unaudited:
Business Segment Information:

	Quarter		Operating		Depr.
	Ended	Net	Income	Total	and	Capital
	Mar. 31,	Sales	(loss)	Assets	Amort.	Expenditures
Manufacturing	2006	$2,685	$192	$3,503	$31	$101
	2005	2,245	(178)	2,092	16	22

Testing Services	2006	3,451	178	21,346	402	567
	2005	2,846	89	14,309	338	883

Distribution	2006	333	(131)	849	4	—
	2005	793	69	1,526	34	47

Corporate and unallocated	2006	—	(23)	620	—	—
	2005	—	9	209	—	—

Total Company	2006	$6,469	$216	$26,318	$437	$668
	2005	$5,884	$(11)	$18,136	$388	$952

Business Segment Information:

	Nine Months		Operating		Depr.
	Ended	Net	Income	Total	and	Capital
	Mar. 31,	Sales	(loss)	Assets	Amort.	Expenditures
Manufacturing	2006	$7,151	$(100)	$3,503	$81	$299
	2005	8,648	(25)	2,092	50	75

Testing Services	2006	10,711	1,197	21,346	1,137	1,072
	2005	8,286	213	14,309	935	2,964

Distribution	2006	1,737	(133)	849	11	1
	2005	2,227	(13)	1,526	109	235

Corporate and unallocated	2006	—	(902)	620	—	—
	2005	—	24	209	1	—

Total Company	2006	$19,599	$62	$26,318	$1,229	$1,372
	2005	$19,161	$199	$18,136	$1,095	$3,274
Geographic Area Information:

			Europe,				Elimin-
	Quarter		China				ations
	Ended	United	and other				and	Total
	Mar. 31,	States	countries	Singapore	Thailand	Malaysia	Other	Company
Net sales to customers	2006	$458	$387	$3,335	$445	$1,875	$(31)	$6,469
	2005	$609	486	3,114	474	1,421	(220)	5,884

Operating Income (loss)	2006	$(18)	(4)	153	21	87	(23)	216
	2005	$(118)	65	20	3	10	9	(11)

Long-lived Assets	2006	$23	165	3,689	831	2,900	(40)	7,568
	2005	$21	353	3,686	977	2,572	(40)	7,569
Geographic Area Information:

			Europe,				Elimin-
	Nine Months		China				ations
	Ended	United	and other				and	Total
	Mar. 31,	States	countries	Singapore	Thailand	Malaysia	Other	Company
Net sales to customers	2006	$1,985	$1,078	$11,714	$1,395	$3,488	$(61)	$19,599
	2005	$1,815	1,185	9,197	1,619	5,602	(257)	19,161

Operating Income (loss)	2006	$(32)	(7)	707	85	211	(902)	62
	2005	$(192)	40	181	33	113	24	199

Long-lived Assets	2006	$23	165	3,689	831	2,900	(40)	7,568
	2005	$21	353	3,686	977	2,572	(40)	7,569
11.	IMPAIRMENT LOSS

During the nine months ended March 31, 2006, an impairment loss of approximately $15 was incurred in the Testing segment located in Singapore. The relevant machinery and equipment was not suitable to perform testing services for the high speed microprocessor chips. Consequently, this machinery and equipment was deemed obsolete.

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
Overview
Founded in 1958, Trio-Tech International provides third-party semiconductor testing and burn-in services primarily through its laboratories in Southeast Asia. Geographically, the Company operates in the United States, Singapore, Malaysia, Thailand and China. We discontinued our Ireland operation in November 2005. The Company also designs, manufactures and markets equipment and systems and distributes semiconductor processing and testing equipment manufactured by others. The Company operates in three business segments: Testing Services, Manufacturing and Distribution.
The Testing segment is the largest of these business segments thus far this fiscal year. It accounted for over 54.65% of our revenue for the nine months ended March 31, 2006, and it averages a higher growth rate than the other two business segments, although the semiconductor market is characterized by wide swings in growth rates from year to year. We own and operate facilities that provide testing services for semiconductor devices and other electronic components to meet the requirements of military, aerospace, industrial and commercial applications. The Company uses its own proprietary equipment for certain burn-in, centrifugal and leak tests, and commercially available equipment for various other environmental tests. The Company has three testing facilities in Southeast Asia and one facility in the United States.
In January 2006, the Company completed the acquisition of a burn-in testing division in Shanghai. The Company allocated the purchase price of the newly acquired burn-in division in Shanghai to the tangible assets and intangible assets acquired based on their estimated fair value. The Company estimated that the book value of the fixed assets acquired approximated the fair value of similar assets available on the market based on the information management received. Accordingly, the Company attributed $133 to various items of fixed assets acquired, $8 to other receivables and $12 to an identifiable intangible customer relationship. The excess purchase price over the fair value of tangible assets acquired, which was $12, was attributable to the customer relationship obtained based on estimates and assumptions determined by management. The economic life of this identified intangible asset was estimated to be about one year based on management assumptions. Therefore, the value of $12 will be amortized over one year on the straight-line method. No goodwill was recognized. The following total presents the allocation of purchase price (in thousands):

Purchase price (paid in cash)	$153

Property, plant and equipment
Plant and equipment	$121
Office equipment	6
Motor vehicle	6

Subtotal	133

Other receivables	8

Total fair value of tangible assets acquired	$141

Identifiable intangible asset — customer relationship	12

Purchase price	$153

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
Results of operations and business outlook
The following table sets forth our revenue components for the nine and three months ended March 31, 2006 and 2005, respectively.
Revenue Components

	Nine Months Ended		Three Months Ended
	Mar. 31,	Mar. 31,	Mar. 31,	Mar. 31,
	2006	2005	2006	2005
Net Sales:
Testing	54.65%	43.24%	53.35%	48.38%
Manufacturing	36.49	45.14	41.50	38.14
Distribution	8.86	11.62	5.15	13.48

Total	100.00%	100.00%	100.00%	100.00%

Testing Segment
Net sales in the Testing segment expanded by 11.41% to 54.65% and by 4.97% to 53.35% of the total net sales for the nine months and three months ended March 31, 2006, respectively, when compared to the same periods of the last fiscal year. The absolute amount of net sales increased by $605 for the three months ended March 31, 2006 from $2,846 to $3,451. For the nine months ended March 31, 2006, sales increased by $2,425 from $8,286 to $10,711. The Testing segment outperformed the other two business segments which continued the trend from last quarter. This was primarily due to an increase in testing services to one major customer because of the continuing increase in demand for that customer’s personal computers, notebooks and server chips, and a shift in the demand for high-end products by our customers in the third quarter. The Testing segment was by far the largest of our business segments and remains the core business segment. Volume in the Testing segment varies depending on market demand and customer forecasts. We anticipate that our customers will continue to require our testing services to perform ‘burn-in’ on chips used in wireless handsets, automotive applications and wired communications, all of which are currently in demand in their respective markets.
Our testing facilities provide customers with a full range of testing services, such as burn-in and product life testing for finished or packaged components. The acquisition of the operation in Shanghai on January 3, 2006 is expected to pave a way for the Company to expand its testing and burn-in services in the China market.
Our Testing facilities require substantial investment to construct, and significant portions of our operating costs are fixed. In general, these costs do not decline with reductions in customer demand or our utilization of our testing capacity, and can adversely affect profit margin as a result. Conversely, as product demand rises and factory utilization increases, the fixed costs are spread over the increased output, which should improve profit margins.
Manufacturing Segment
Net sales in the Manufacturing segment as a percentage of total net sales were 36.49% and 41.50% for the nine months and three months ended March 31, 2006, respectively, a dip in sales of 8.65% and an improvement of 3.36% compared with those in the same periods of the last fiscal year. The absolute amount of net sales increased by $440 for the three months ended March 31, 2006 from $2,245 to $2,685. For the nine months ended March 31, 2006, the sales decreased by $1,497 from $8,648 to $7,151. The increase in the percentage of Manufacturing sales to total net sales for the three months ended March 31, 2006 was due to more accessories sold, and an increase of refurbishing service provided in this quarter. However, it experienced slower performance for the nine months ended March 31, 2006 due to overall lower sales generated from burn-in boards.
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
Distribution Segment
Net sales in the Distribution segment accounted for 8.86% and 5.15% of total net sales for the nine months and three months ended March 31, 2006, respectively, a decrease of 2.76% and 8.33% compared with those in the same periods of the last fiscal year. The absolute amount of net sales decreased by $460 for the three months ended March 31, 2006 from $793 to $333. For the nine months ended March 31, 2006, sales decreased by $490 from $2,277 to $1,737. The decrease was due to lower demand for back-end products, such as Vibration equipment, chambers and wafer fabricators. Product volume for the Distribution segment depends on sales activities such as bookings, queries on products and backlog. Equipment and electronic component sales are very competitive, as the products are prevalent in the market. Thus, “add value” has been a key phrase in the Company’s sales mission for the past 12 months.
Our marketing is mainly focused on Asia, as we believe that the recovery of equipment sales in that region is improving more rapidly than sales within the U.S. The equipment sales for the U.S. continue to be gradual as many companies are still conservative in capital equipment spending. However, based on the number of confirmed purchase orders, more sales are likely to be generated in the fourth quarter, as the number of such orders increased from $93 in Q2 to $419 in Q3.
Singapore is the manufacturing base for Wet Process Stations. The operation markets Wet Process Stations mainly to local research institutions and universities, as well as works closely with customers on their specific requirements. Volume for servicing also increased where there was a need for equipment to be tested and integrated before delivery and installation.
The financial information on the measurement of profit or loss and total assets for the three segments, as well as geographic areas information, can also be found under Financial Conditions and Notes to Consolidated Financial Statements. The working capital requirements of the Company are covered under liquidity and capital resources.
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
Comparison of Third Quarter Ended March 31, 2006 (“Q3 2006”) and March 31, 2005 (“Q3 2005”)
The following table sets forth certain consolidated statements of income data as a percentage of net sales for the three months ended March 31, 2006 and 2005 (the “third quarters”), respectively:

	Q3 2006	Q3 2005
Net Sales	100.0%	100.0%
Cost of Sales	72.6%	75.9%

Gross Margin	27.4%	24.1%

Operating Expenses
General and administrative	19.5%	18.4%
Directors & Officer’s bonus	0.0%	-0.2%
Selling	3.9%	5.8%
Research and development	0.3%	0.3%
Impairment Loss	0.0%	0.0%
(Gain) Loss on disposal of PP&E	0.3%	0.0%

Total Operating Expenses	24.0%	24.3%

Income from operations	3.4%	-0.2%

Overall Net Sales
Overall sales increased by $585 (or 9.94%) to $6,469 for the three months ended March 31, 2006 from $5,884 in the same period last fiscal year. The increase was mainly attributable to the sales performance of the Singapore burn-in division in the Testing segment. Additionally, the Manufacturing segment also experienced better sales performance in this quarter. In the Distribution segment, revenue decreased due to low demand for back-end products, such as Vibration equipment, chambers and wafer fabricators.
Net sales into and within China and the Southeast Asia regions increased by $614 (or 11.4%) to $6,011 for the three months ended March 31, 2006 from $5,397 in the same period last fiscal year. This was primarily the cause of an increase in sales from the Testing segment. Net sales into and within the United States decreased by $29 (or 6%) to $458 for the three months ended March 31, 2006 down from $487 in the same period last fiscal year, primarily due to lower sales in the United States operation due to conservative capital spending by customers.
Overall Gross Margin
Gross margin improved by 3.3% to 27.4% for the three months ended March 31, 2006 from 24.1% for the same period last fiscal year. The increase was mainly attributable to the Manufacturing segment and offset by the lower profit margin in our Distribution segment.
Income from operations
Income from operations increased by $227 (or 2063%) to $216 for the three months ended March 31, 2006 from a loss of $11 as compared to the same period last fiscal year. This was due to an increase in gross profit of $351 as the result of lower material costs, and offset with a net increase in operating expenses of $116.

Operating Expenses
Operating expenses for the third quarters of 2006 and 2005 were as follow:

(In Thousands, unaudited)	Q3 2006	Q3 2005
General and administrative	$1,261	$1,082

Director and officer bonuses	$—	$(9)

Selling	$253	$339

Research and development	$20	$20

Loss on disposal of property, plant and equipment	$22	$—

Total	$1,556	$1,432

General and administrative expenses increased by $179 (or 16.5%) to $1,261 for the three months ended March 31, 2006 from $1,082 in the same period last fiscal year. This was due to a hike in operating expenses related to the acquisition of the entity in China which has been included in the consolidated operating results since January 1, 2006, an increase in payroll as a result of an increase in headcount, and an increase in the provision for doubtful debts and other related expenses.
Selling expenses decreased by $86 (or 25.4%) to $253 for the three months ended March 31, 2006 from $339 as compared to the same period last fiscal year. The decrease was primarily due to a (i) a decrease in commissions of $43 due to lower commissionable sales in the Distribution segment; (ii) a decrease in warranty costs of $24 as the result of less provision required for lower sales in the nine months ended March 31, 2006; and (iii) a decrease in other selling expenses of $19.
Research and development expenses remained constant.
Loss on disposal of property, plant and equipment was $22 (or 100%) for the three months ended March 31, 2006 from $0 in the same period last fiscal year. This mainly resulted from the disposal of certain fixed assets at a loss.
Interest Expense
The interest expenses for the third quarters of 2006 and 2005 were as follow:

(In Thousands, unaudited)	Q3 2006	Q3 2005
Interest expense	$37	$42
Interest expenses decreased by $5 to $37 for the three months ended March 31, 2006 from $42 in the same period last fiscal year, primarily due to lower usage of credit line facilities in the Singapore operation for the three months ended March 31, 2006 when compared to the same period last year.
Other Income
Other income for the third quarters of 2006 and 2005 were as follow:

(In Thousands, unaudited)	Q3 2006	Q3 2005
Other income	$84	$39
Other income increased by $45 (or 115.4%) to $84 for the three months ended March 31, 2006 from $39 in the same period last fiscal year, primarily due to the interest income generated from short-term deposits but offset by the currency transaction loss. Interest income was $69 for the three months ended March 31, 2006 and was $56 higher than the interest income generated in the same period last fiscal year due to short-term deposits made using the proceeds from the sale of the Ireland property in Dublin, Ireland. Currency transaction loss increased by $15 from a gain of $1 in the currency translation for the three months ended March 31, 2005 to a loss of $14 in this quarter.

Income Tax
Income tax provision increased by $132 (or 507.7%) to $106 for the three months ended March 31, 2006 as compared to a tax benefit of $26 in the same period last fiscal year. The income tax provision of $77 for this quarter was primarily attributable to the income generated from Singapore, and the remaining of $29 tax expenses was from the reversal of deferred tax asset from the Thailand operation. Income tax benefit of $26 for the same period last fiscal year was mainly due to the tax refund for the tax period between 1999 and 2001 in Malaysia.
Income from Discontinued Operations
Income from discontinued operations decreased by $14 to $0 for the three months ended March 31, 2006 compared to the same period last fiscal year due to a lack of any activity in said operations.
Net Income
Net income increased by $152 from $22 to $174 for the three months ended March 31, 2006 as compared to the same period last fiscal year. Such an increase was primarily due to a rise in income from continuing operations of $166, offset by a decrease of income from discontinued operations of $14. Consequently, basic and diluted earnings per share from continuing operations for the three months ended March 31, 2006 increased by $0.04 from $0.01 per share in the third quarter 2005 to earnings per share of $0.05 in the third quarter 2006. Basic and diluted earnings per share from discontinuing operation were $0 per share for the three months ended March 31, 2006 and in the third quarter 2005.
Testing Segment
The revenue, gross margin and income from operations for the Testing segment for the third quarters of 2006 and 2005 were as follows:

(In Thousands, unaudited)	Q3 2006	Q3 2005
Revenue	$3,451	$2,846
Gross margin	30.5%	29.2%

Income from operations	$177	$89
Revenue in the Testing segment increased by $605 (or 21.3%) to $3,451 for the three months ended March 31, 2006 from $2,846 in the same period last fiscal year. This was due to a shift in demand for high-end products by one of our customers and a continuing increase in the demand for that customer’s personal computers, notebooks and server chips.
Though revenue in the Testing segment increased by $605, gross profit increased slightly by 1.3% to 30.5% for the three months ended March 31, 2006 from 29.2% as compared to the same quarter last fiscal year due to an increase in payroll and other related expenses. Gross profits were $1,054 and $832 for the three months ended March 31, 2006 and 2005, respectively.
Operating income increased by $88 to $177 for the three months ended March 31, 2006 as compared to $89 for the same period last fiscal year. Such an increase in operating income was attributable to an increase in gross profit of $222 and offset by the increase in operating expenses of $134. Operating expenses were $877 and $743 for the three months ended March 31, 2006 and 2005, respectively. Such an increase in operating expenses was mainly due to the increase in general and administrative expenses.

Manufacturing Segment
The revenue, gross margin and income (loss) from operations for the Manufacturing segment for the third quarters of 2006 and 2005 were as follows:

(In Thousands, unaudited)	Q3 2006	Q3 2005
Revenue	$2,685	$2,245
Gross margin	26.2%	13.2%

Income (loss) from operations	$192	$(178)
Revenue in the Manufacturing segment increased by $440 (or 19.6%) to $2,685 for the three months ended March 31, 2006 from $2,245 in the same period last fiscal year, due to more accessories sold, and an increase of refurbishing services provided in this quarter. Gross profit margin improved by 13% to 26.2% for this quarter from 13.2% for the same period last fiscal year mainly due to lower material costs. Gross profits were $704 and $297 for the three months ended March 31, 2006 and 2005, respectively.
Operating income increased by $370 to $192 for the three months ended March 31, 2006 as compared to a loss of $178 for the same period last fiscal year. The increase in operating income was attributable to an increase in gross profit of $407 and offset by the increase in operating expenses of $37. Operating expenses were $512 and $475 for the three months ended March 31, 2006 and 2005, respectively. The increase in operating expenses was mainly attributable to higher selling, payroll and other related expenses.
Distribution Segment
The revenue, gross margin and (loss) income from operations for the Distribution segment for the third quarters of 2006 and 2005 were as follows:

(In Thousands, unaudited)	Q3 2006	Q3 2005
Revenue	$333	$793
Gross margin	4.4%	37.0%
(Loss) income from operations	$(131)	$69
Revenue in the Distribution segment decreased by $460 (or 58%) to $333 for the three months ended March 31, 2006 from $793 in the same period last fiscal year, due to lower demand for front-end products. Sales in this quarter were mainly from low margin back-end products, such as Vibration equipment, chambers and wafer fabricators. As such, the gross profit margin dropped by 32.6% to 4.4% for this quarter from 37.0% in the same period last fiscal year. Gross profits were $15 and $294 for the three months ended March 31, 2006 and 2005, respectively.
Operating loss increased by $200 to a loss of $131 for the three months ended March 31, 2006 from an operating profit of $69 in the same period last fiscal year. The operating loss in this quarter was attributable to a decrease in gross profit of $279 and offset with a decrease in operating expenses of $79. Operating expenses were $146 and $225 for the three months ended March 31, 2006 and 2005, respectively. Such a reduction in operating expenses was mainly attributable to a decrease in commissions by approximately $32 and other selling related expenses by approximately $47.
Corporate
The (loss) income from operations for Corporate for the third quarters of 2006 and 2005 were as follow:

(In Thousands, unaudited)	Q3 2006	Q3 2005
(Loss) income from operations	$(23)	$9
Corporate operating income decreased by $32 to a loss of $23 for the three months ended March 31, 2006 from an income of $9 in the same period last fiscal year. Such a decrease in corporate income was attributable to higher operating expenses mainly due to an increase in legal and auditing fees.

Year to Date Comparison of the Nine Months Ended March 31, 2006 (“2006”) and the Nine Months Ended March 31, 2005 (“2005”)
The following table sets forth certain consolidated statements of income (loss) data as a percentage of net sales for the nine months ended March 31, 2006 and 2005, respectively:

	YTD 2006	YTD 2005
Net Sales	100.0%	100.0%
Cost of Sales	72.1%	75.9%

Gross Margin	27.9%	24.1%

Operating Expenses
General and administrative	19.6%	18.0%
Director and officer bonuses	3.6%	0.0%
Selling	3.9%	4.6%
Research and development	0.3%	0.4%
Impairment Loss	0.1%	0.0%
Loss on disposal of property, plant and equipment	0.1%	0.0%

Total Operating Expenses	27.6%	23.0%

Income from operations	0.3%	1.1%

Overall Net Sales
Overall sales increased by $438 (or 2.3%) to $19,599 for the nine months ended March 31, 2006 from $19,161 in the same period last fiscal year. The sales in the Testing segment increased by $2,425 (or 29.3%) to $10,711 for the nine months ended March 31, 2006 from $8,286 in the same period last fiscal year. However, this increase was offset by the slow performance in the Manufacturing segment and the Distribution segment.
Net sales into and within China and the Southeast Asia regions increased by $146 (or 0.84%) to $17,614 for the nine months ended March 31, 2006 from $17,468 in the same period last fiscal year, mainly attributable to the slow sales performance in the Singapore Manufacturing and Distribution segments. Net sales into and within the United States increased by $292 (or 17.2%) to $1,985 for the nine months ended March 31, 2006 from $1,693 in the same period last fiscal year, primarily due to a slight sales improvement in the United States operation.
Overall Gross Margin
Overall gross margin increased by 3.8% to 27.9% for the nine months ended March 31, 2006 from 24.1% in the same period last fiscal year, primarily due to higher gross margin for the unique operating cost structure in our Testing segment. Additionally, the gross profit margin in our Manufacturing segment increased mainly due to lower material costs. Revenue in the Manufacturing segment decreased by $1,497 (or 17.3%) to $7,151 for the nine months ended March 31, 2006 from $8,648 in the same period last fiscal year.
Income from operations
Income from operations decreased by $137 (or 68.8%) from $199 to $62 for the nine months ended March 31, 2006 mainly due to an increase in operating expenses of $984 despite an increase in the gross profit of $847.

Operating Expenses
The operating expenses for the nine months of 2006 and 2005 were as follows:

Operating Expenses
(In Thousands, unaudited)	YTD 2006	YTD 2005
General and administrative	$3,837	$3,450

Director and officer bonuses	$705	$—

Selling	$768	$889

Research and development	$53	$77

Impairment loss	$15	$—

Loss on disposal of property, plant and equipment	$22	$—

Total	$5,400	$4,416

General and administrative expenses increased by $387 (or 11.2%) to $3,837 for the nine months ended March 31, 2006 from $3,450 as compared to the same period last fiscal year. This was due to the increase in legal and auditing fees incurred in order to comply with recent regulatory and accounting regulations and standards, payroll, provision for doubtful debts and other related expenses and the expenses incurred after the acquisition of the entity in China was included in the consolidated operating results as of January 1, 2006.
Director and officer bonuses were $705 and $0 for the nine months ended March 31, 2006 and 2005, respectively. These bonuses were paid primarily based on the Company’s long standing compensation programs for the officers and Chairman of the Company, which is based on percentages of the Company’s pre-tax profits for the year. In the case of the profits on the sale of the property in Dublin, Ireland, the recipients agreed to take their percentages on the after-tax profits. During the period ended in the second quarter of fiscal 2006, the bonuses attributable to the sale of property in Dublin, Ireland were paid.
Selling expenses decreased by $121(or 13.6%) to $768 for the nine months ended March 31, 2006 from $889 in the same period last fiscal year, primarily due to a decrease in commissions and payroll expenses of $46, a decrease in warranty costs of $67 as a result of less provision required for lower sales in the Manufacturing segment, and a decrease in other selling expenses of $8.
Research and development costs decreased by $24 (or 31.2%) to $53 for the nine months ended March 31, 2006 from $77 in the same period last fiscal year. As the U.S. operation mainly focuses on marketing used and refurnished equipment, the Company has no immediate plans to increase the headcount.
Impairment loss increased by $15 for the nine months ended March 31, 2006 from $0 in the same period last fiscal year, which was attributable to the obsolescence of certain machinery and equipment not suitable for performing testing services for the high speed microprocessor chips for one of our major customers.
Loss on disposal of property, plant and equipment was $22 (or 100%) for the nine months ended March 31, 2006 from $0 in the same period last fiscal year. This mainly resulted from the disposal of certain fixed assets at a loss.
Interest Expense
The interest expenses for the nine months of 2006 and 2005 were as follows:

(In Thousands, unaudited)	YTD 2006	YTD 2005
Interest expense	$111	$129
Interest expenses decreased by $18 to $111 for the nine months of fiscal 2006 from $129 as compared to the same period last year, primarily due to lower usage of credit line facilities by the Singapore operation.

Other Income
Other income for the year to date of 2006 and 2005 were as follows:

(In Thousands, unaudited)	YTD 2006	YTD 2005
Other income	$196	$81
Other income increased by $115 (or 142.0%) to $196 for the nine months ended March 31, 2006 from $81 in the same period last fiscal year, primarily due to the interest income generated from short-term deposits and the currency transaction loss. Interest income was $144 for the nine months ended March 31, 2006 and was $101 higher than the interest income generated in the same period last fiscal year due to deposits entered into with the funds from the sale of the Ireland property. Currency transaction loss dropped by $22 to $17 for the nine months ended March 31, 2006 from $39 in the same period last fiscal year.
Income Tax
Income tax provision increased by $265 (or 1060%) to $290 for the nine months ended March 31, 2006 from $25 in the same period last fiscal year. The increase of Income tax provision for the nine months ended March 31, 2006 was primarily attributable to the income generated from Singapore and tax expenses from the reversal of deferred tax asset in the Thailand operation. Income tax provision of $25 for the same period last fiscal year mainly resulted from the tax provision provided for taxable income generated during that period. Because of the different income tax jurisdictions, the loss generated in the United States is not applicable against the taxable income generated in foreign countries. Therefore, the Company generally incurs certain income tax expenses in every fiscal year.
Income from Discontinued Operations
Income from discontinued operations increased by $8,443 to $8,459 for the nine months ended March 31, 2006 from $16 for the same period last fiscal year. The income from discontinued operations was attributable to the gain from sale of property of $8,909 completed in November 2005, offsetting the loss from discontinued operations of $450.
Net Income
Net income increased by $8,193 to $8,352 for the nine months ended March 31, 2006 from $159 in the same period last fiscal year. Such an increase was primarily due to an increase in income from discontinued operations of $8,435 offset by a loss from continuing operations of $250 compared to an income for the same period last year. Consequently, basic and diluted loss per share contributed from continuing operations for the nine months ended March 31, 2006 decreased by $0.08 from earnings per share of $0.05 in the same period last fiscal year to a loss of $0.03 per share for the nine months ended March 31, 2006. Basic and diluted earnings per share attributed to discontinued operations increased by $2.74 from $0 per share to $2.74 per share for the nine months ended March 31, 2005 as a result of the closure of the Ireland facility during that period.
Testing Segment
The revenue, gross margin and income from operations for the Testing segment for the nine months ended March 31, 2006 and 2005 were as follows:

(In Thousands, unaudited)	YTD 2006	YTD 2005
Revenue	$10,711	$8,286
Gross margin	35.4%	31.6%

Income from operations	$1,197	$213
Revenue in the Testing segment increased by $2,425 (or 29.3%) to $10,711 for the nine months ended March 31, 2006 from $8,286 in the same period last fiscal year, due to an increase in testing services to one major customer as there was a continuing increase in demand for that customer’s personal computers, notebooks and server chips. At the same time, there was a shift in demand for high-end products by one of our customers in the third quarter 2006.
In our Testing operation, a significant portion of the operating expenses is fixed, which means the operating expenses do not decline proportionally to the revenue volume or the utilization of our testing capacity. Thus, as the service demand and the utilization of our testing capacity increase, those fixed portions of operating expenses are spread over the total revenue generated, which then lead to a higher gross profit margin. Revenue in the Testing segment increased by $2,425 and gross profit margin increased by 3.8% to 35.4%

for the nine months ended March 31, 2006 from 31.6% in the same period last fiscal year. Gross profits were $3,789 and $2,615 for the nine months ended March 31, 2006 and 2005, respectively.
Operating income increased by $984 to $1,197 for the nine months ended March 31, 2006 as compared to $213 for the same period last fiscal year. Such an increase in operating income was attributable to an increase in gross profit of $1,174, offset by an increase in operating expenses of $190. Operating expenses were $2,592 and $2,402 for the nine months ended March 31, 2006 and 2005, respectively. Such an increase in operating expenses was mainly attributable to an increase in the variable portion of payroll and other related expenses in our Testing operation.
Manufacturing Segment
The revenue, gross margin and loss from operations for the Manufacturing segment for the nine months ended March 31, 2006 and 2005 were as follows:

(In Thousands, unaudited)	YTD 2006	YTD 2005
Revenue	$7,151	$8,648
Gross margin	19.3%	15.8%

Loss from operations	$(100)	$(25)
Revenue in the Manufacturing segment, which reported a decrease of $1,497 (or 17.3%) to $7,151 for the nine months ended March 31, 2006 from $8,648 in the same period last fiscal year, was due to a slower performance in the sales of burn-in boards. The gross profit margin increased by 3.5% from 15.8% to 19.3% mainly due to lower material costs. In absolute amounts the gross profits were $1,381 and $1,370 for the nine months ended March 31, 2006 and 2005, respectively.
Operating loss increased by $75 to $100 for the nine months ended March 31, 2006 as compared to a loss of $25 for the same period last fiscal year. Such an increase in operating loss was attributable to a decrease in gross profit of $11 and an increase in operating expenses of $84. Operating expenses were $1,481 and $1,397 for the nine months ended March 31, 2006 and 2005, respectively. Such an increase in operating expenses was mainly attributable to higher selling expenses.
Distribution Segment
The revenue, gross margin and loss from operations for the Distribution segment for the nine months ended March 31, 2006 and 2005 were as follows:

(In Thousands, unaudited)	YTD 2006	YTD 2005
Revenue	$1,737	$2,227
Gross margin	16.9%	28.3%
Loss from operations	$(133)	$(13)
Revenue in the Distribution segment decreased by $490 (or 22.0%) to $1,737 for the nine months ended March 31, 2006 from $2,227 in the same period last fiscal year, which was attributable to a decline in the sales of low margin back-end products, such as Vibration equipment, chambers and wafer fabricators.
Since revenue was generated primarily from low margin back-end products, the gross profit margin dropped by 11.4% to 16.9% for the nine months ended March 31, 2006 from 28.3% in the same period last fiscal year. Gross profits were $294 and $629 for the nine months ended March 31, 2006 and 2005, respectively.
Operating loss increased by $120 to $133 for the nine months ended March 31, 2006 from a loss of $13 in the same period last fiscal year. Such an increase in operating loss was attributable to a decrease in gross profit by $335, and offset with a decrease in operating expenses of $215. Operating expenses were $427 and $642 for the nine months ended March 31, 2006 and 2005, respectively. Such a decrease in operating expenses was attributable to lower selling expenses.

Corporate
The (loss) income from operations for Corporate for the nine months ended March 31, 2006 and 2005 were as follow:

(In Thousands, unaudited)	YTD 2006	YTD 2005
(Loss) income from operations	$(902)	$24
Corporate operating loss increased by $926 to a loss of $902 for the nine months ended March 31, 2006 from an income of $24 in the same period last fiscal year. Such a decrease in corporate income was attributable to (i) an increase in director and officer bonuses of approximately $705 paid in connection with the sale of property in Dublin, Ireland; (ii) an increase in legal and auditing fees of $159 incurred in order to comply with recent regulatory and accounting regulations and standards; (iii) an increase in stock based compensation expenses of $50; and (iv) an increase in payroll and related expenses of $11.
Financial Condition
During the nine months ended March 31, 2006, total assets increased by $7,973 from $18,345 at June 30, 2005 to $26,318 at March 31, 2006. The majority of the increase was in cash, short term deposits, accounts receivables, other receivables, prepaid expenses, property, plant and equipment and other assets of $8,052, but offset by a decrease in inventories of $18, an advance to seller of $15, and other intangibles of $46.
At the end of the third quarter of fiscal 2006, cash and short-term deposits totaled $11,317, up $6,667 from $4,650 at fiscal year-end 2005. During the nine months of fiscal 2006, cash increased primarily due to net proceeds received from the sale of property in Dublin, Ireland of $8,401, proceeds of $784 from the exercising of stock options, and proceeds from long term debt of $1,332. However, this was offset by capital expenditure of $1,239, principal repayments of debt and capital leases of $756 (which included the repayment of Ireland’s outstanding equipment loan of $88), payment of dividends of $1,608, and payments on the lines of credit of $111.
Inventories at the end of the third quarter of fiscal 2006 decreased by $18 from $1,584 at fiscal year end 2005 to $1,566, mainly due to the sales of finished goods from our Distribution segment. The turnover of inventory dropped slightly by 2 days from 28 days at fiscal year-end 2005 to 30 days at the end of the third quarter of fiscal 2006.
Accounts receivable at the end of the third quarter of fiscal 2006 increased by $1,041 to $5,219 from fiscal year-end 2005 primarily due to higher sales generated in the third quarter of fiscal 2006. Accounts receivables turnover was 65 days at the end of the third quarter of fiscal 2006 compared to 36 days at fiscal year-end 2005. The increase in accounts receivable turnover was due to extended terms granted to certain customers.
Advances to seller decreased by $15 to $0 as of March 31, 2006 compared to June 30, 2005 due to the completion in the acquisition of GSI in China on January 3, 2006.
Property, plant and equipment increased by $52 from $7,176 at June 30, 2005 to $7,228 at March 31, 2006. Capital expenditures were $1,372 for the nine months ended March 31, 2006, a decrease of $1,902 compared to $3,274 for the nine months of fiscal 2005, but were offset by the disposal of $170 and an accumulated depreciation expense of $1,150 for the current year. The decrease in capital expenditures was mainly due to higher purchases of machinery and equipment during the nine months ended fiscal 2005 for the acquired Malaysia Testing operation to meet customers’ requirements.
Depreciation and amortization was $1,229 for the nine months of fiscal 2006, compared with $1,095 for the nine months of fiscal 2005.
Accrued expenses of $2,615 at the end of the third quarter of fiscal 2006 increased $17 from June 30, 2005 primarily due to accrued bonuses, and utilities in one of the Singapore operations, but were offset with an open balance on fixed assets purchases.
Liquidity and Capital Resources
The net cash provided by operating activities decreased by $747 from $336 in the nine months of fiscal 2005 to a cash outflow of $411 for the same period in fiscal 2006. The net income from operating activities for the nine months ended March 31, 2006 increased by $8,193 to $8,352 from $159 in the same period last year. However, the increase was caused by non-cash adjustment on the sale of property from discontinued operations in the amount of $8,909. Also offsetting the net cash was the cash outflow from accounts receivable of $1,154.
Net cash provided by investing activities increased by $2,750 to $2,276 for the nine months ended March 31, 2006 from a negative cash flow of $474 for the same period last fiscal year. The improvement in net cash provided by investing activities during the nine months of fiscal 2006 as compared to the same period in fiscal 2005 was primarily due to (i) net proceeds from discontinued operations, which increased by $8,401 as compared to $0 as a result of the sale of property in Dublin, Ireland; (ii) the proceeds from the sale of equipment of $137; (iii) a decrease in capital expenditures by $739 to $952 from $1,691; and (iv) the payment for the acquisition of a company in China of $138, while there was an acquisition of a business in Malaysia of $1,126 in 2005. However, all this was offset by an increase in the net investment in short-term deposits of $7,515, creating a placement in short-term deposits of $5,172 during the nine months of fiscal 2006 as compared to net proceeds of $2,343 in the same period of fiscal 2005.
Net cash used in financing activities increased by $671 to $674 for the nine months ended March 31, 2006 from $3 in the same period last fiscal year. The reduction in net cash used in financing activities during the nine months of fiscal 2006 as compared to the same period of fiscal 2005 was primarily due to (i) more proceeds from long-term debt of $1,045 as compared to $683, incurred in order to expand the operation in Singapore; (ii) proceeds from stock options exercised of $784 as compared to $5; (iii) net repayments on the line of credit of $111; and (iv) fewer dividends paid to minority interest of $28 as compared to $54. However, this was all offset by a dividend of $1,608 paid to shareholders in fiscal 2006 compared to $0 during the nine months of fiscal 2005, and repayments of $756, (which included repayment of Ireland’s outstanding equipment loan of $88), made during the nine months of fiscal 2006 compared to repayments of $637 made in the same period of fiscal 2005.
The details of cash flow from the discontinued operation in Ireland are summarized as follows: the gross proceeds were approximately $10,574, cost to sell was $218 and disbursement for capital gain tax was $1,955, resulting in net proceeds of $8,401. The loss from discontinued operations of $450 was deemed as cash outflow from operating activities of the discontinued operation; the net proceeds provided by investing activities were $8,401 from the sale of the property; and the cash used in financing activities was the disbursement to pay off the outstanding equipment loan of $88. The impact of this discontinued operation was immaterial because the total revenues for fiscal years June 30, 2005 and 2004 were approximately $600 and $500, respectively. The Company believes there will not be any future significant cash flows from the discontinued operation as the outstanding accounts receivable and accounts payable are immaterial to the Company financial position and liquidity.
Before moving out of Ireland, the Company wired approximately $7,800 to its Singapore subsidiary where the main operations are located. On December 2, 2005, the Board of Directors of Registrant declared a cash dividend of fifty cents (U.S. 50¢) per share based on the shareholders of record on January 10, 2006. The total number of shares issued and outstanding as of January 10, 2006 was 3,215,532 and the total cash dividends paid on January 25, 2006 were $1,608, which was paid out of the above $7,800. In addition, $705 of the $7,800 was used for bonuses to the directors and corporate officers paid in December 2005 and January 2006, respectively.
In addition, as of March 31, 2006, approximately $686 of cash deposits were held in the Company’s 55% owned Malaysian subsidiary. All of it was denominated in the currency of Malaysia, but $139 is currently available for movement to overseas, as authorized by the Central Bank of Malaysia. There are additional amounts available for distribution as dividends (after making deductions for income tax) pursuant to Malaysian regulations.
Corporate Guarantee Arrangement
The Company provides a corporate guarantee of approximately $1,547 to one of its subsidiaries in Southeast Asia to secure line-of-credit and term loans from a bank to finance the operations of such subsidiary. With the strong financial position of the subsidiary company, the Company believes this corporate guarantee arrangement will have no material impact on its liquidity or capital resources.
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
Critical Accounting Policies
We prepare the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.
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
We regularly evaluate and monitor the creditworthiness of each customer on a case-by-case basis. We include any account balances that are determined to be uncollectible, along with a general reserve, in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to management, we believe that our allowance for doubtful accounts was adequate as of March 31, 2006.
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
As of March 31, 2006, the outstanding aggregate principal balance on long-term loans, capital leases and lines of credit was approximately $2,323. The interest on our loans, capital leases and lines of credit range from 0.81% to 8.50% per annum. A majority of these interest rates are variable and are subject to change in line with market rates.

	Mar. 31,
	2006	June 30,
	(unaudited)	2005
Loans:
denominated by Singapore dollars with variable interest rate at prime rates ranging from 2.95% to 5.75% plus 1% to 6.10% per annum	$1,608	$1,045

denominated by Irish pounds with variable interest rate at prime rates ranging from 2.09% to 2.11% plus 5.11% to 5.59% per annum	—	98

denominated by Thailand baht with fixed interest rate at 4.50% per annum	109	146

Subtotal	$1,717	$1,289

Capital leases:
denominated by Singapore dollars with fixed interest rate ranging from 4.19% to 6.60% per annum	$358	$199

denominated by Malaysia ringgit with fixed interest rate at 4.30% per annum	16	22

denominated by U.S. dollars with fixed interest rate at 0.81% per annum	7	—

denominated by Irish pounds with variable interest rate at a prime rate of 2.09% plus 7.10%	—	12

Subtotal	$381	$233

Line of credit:
denominated by Singapore dollars with variable interest rate at 6% plus 8.50% per annum	$225	$336

Total	$2,323	$1,858

The outstanding aggregate principal balance on these loans, capital leases and lines of credit were mainly utilized by the Testing segment for investments in facilities and equipment to meet customers’ requirement. One of the Singapore operations used 52% of the banking facilities as of March 31, 2006. Nevertheless, the Singapore operation was able to meet repayment of loans and capital obligations, as the majority of the overall net sales were contributed from the operation. The Thailand operation utilized term loans to finance the extension of a building in Bangkok and it will be able to meet the repayment of loan obligations, as the operation has been generating cash for the past few years. With the cessation of Ireland operation and sale of property, the term loan was fully redeemed at the end of the second quarter of Fiscal 2006.
Foreign Currency Exchange Rate Risk. Although the majority of our sales, cost of manufacturing and marketing are transacted in U.S. dollars, significant portions of our revenues are denominated in Singapore and Euro dollars, Malaysian ringgit, Thai Baht and other currencies. Consequently, a portion of our costs, revenues and operating margins may be affected by fluctuations in exchange rates, primarily between the U.S. dollar and such foreign currencies. We are also affected by fluctuations in exchange rates if there is a mismatch between our foreign currency denominated assets and liabilities. Foreign currency translation adjustments resulted in a decrease of $384 and an increase of $214 to shareholders’ equity for the nine months ended March 31, 2006 and 2005, respectively.
We try to reduce our risk of foreign currency fluctuations by purchasing certain equipment and supplies in U.S. dollars and seeking payment, when possible, in U.S. dollars. However, we may not be successful in our attempts to mitigate our exposure to exchange rate fluctuations. Those fluctuations could have a material adverse effect on the Company’s financial results.
ITEM 4. CONTROLS AND PROCEDURES
An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2006, the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective. During the period covered by this report, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

TRIO-TECH INTERNATIONAL
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Not applicable
Item 1A. Risk Factors
CERTAIN RISKS THAT MAY AFFECT OUR FUTURE RESULTS
In addition to the other information set forth in this report, shareholders should carefully consider the factors discussed in Item 7, under the heading “Certain Risks That May Affect Our Future Results,” of our Annual Report on Form 10-K for the year ended June 30, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. In addition to the risks so noted, we also note as follows:
Possible dilutive effect of outstanding options
As of March 31, 2006, there were 29,385 shares of common stock reserved for issuance upon exercise of outstanding stock options. The outstanding options are currently exercisable at exercise prices ranging from $2.66 to $4.40 per share. We anticipate that the trading price of our common stock at the time of exercise of any such outstanding options will exceed the exercise price under those options. Thus such exercise will have a dilutive effect on our shareholders.
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
VICTOR H.M. TING
Vice President and Chief Financial Officer (Principal Financial Officer) Dated: May 11, 2006