Form 10-K
period 2006-06-30
TRIO TECH INTERNATIONAL
filed 2006-09-25
CIK 732026

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2006
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐       Accelerated Filer ☐       Non-Accelerated Filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     The aggregate market value of voting stock held by non-affiliates of Registrant, as of December 31, 2005 was approximately $18.9 million (based upon the last sales price for shares of Registrant’s Common Stock as reported by the AMEX on December 31, 2005, the last business day of the Company’s most recently completed second fiscal quarter). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock (including shares with respect to which a holder has the right to acquire beneficial ownership within 60 days) have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
     The number of shares of Common Stock outstanding as of September 12, 2006 was 3,219,407.

TRIO-TECH INTERNATIONAL

TRIO-TECH INTERNATIONAL
PART I
NOTE CONCERNING FORWARD-LOOKING STATEMENTS
The discussions of Trio-Tech International’s (the “Company”) business and activities set forth in this Form 10-K and in other past and future reports and announcements by the Company may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and assumptions regarding future activities and results of operations of the Company. In light of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the following factors, among others, could cause actual results to differ materially from those reflected in any forward-looking statement made by or on behalf of the Company: market acceptance of Company products and services; changing business conditions or technologies and volatility in the semiconductor industry, which could affect demand for the Company’s products and services; the impact of competition; problems with technology; product development schedules; delivery schedules; changes in military or commercial testing specifications which could affect the market for the Company’s products and services; difficulties in profitably integrating acquired businesses, if any, into the Company; risks associated with conducting business internationally and especially in Southeast Asia, including currency fluctuations and devaluation, currency restrictions, local laws and restrictions and possible social, political and economic instability; and other economic, financial and regulatory factors beyond the Company’s control. The occurrence of a tsunami in Asia and hurricanes in the southern part of North America had an indirect impact on the Company. Worldwide oil prices increased after several hurricanes in the first quarter of fiscal 2006, which caused companies to incur higher costs. We believe customers have tightened and will continue to tighten their spending, resulting in a decline in the demand for electronic products and semiconductor equipment. We anticipate that this chain effect will hit the Company’s business gradually in the future. See the discussions elsewhere in this Form 10-K, including under the heading “Certain Risks That May Affect Our Future Results”, for more information. In some cases, you can identify forward-looking statements by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” “believes,” “can impact,” “continue,” or the negative thereof or other comparable terminology.
We undertake no obligation to update forward-looking statements to reflect subsequent events, changed circumstances, or the occurrence of unanticipated events.
ITEM 1 – BUSINESS (IN THOURSANDS, EXCEPT PERCENTAGES AND SHARE AMOUNTS)
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
With more than 48 years dedicated to the semiconductor and related industries, we have applied our expertise to our global customer base in test services, design, engineering, manufacturing, and distribution.
General
Trio-Tech International provides third-party semiconductor testing and burn-in services primarily through its laboratories in Southeast Asia. We also design, manufacture and market equipment and systems to be used in the process of testing semiconductors at our facilities in California and Southeast Asia, and distribute semiconductor processing and testing equipment manufactured by other vendors.
We operate in three business segments: Testing Services, Manufacturing and Distribution. The financial information on the measurement of profit or loss and total assets for the three segments as well as geographic areas information can be found under management’s discussion and analysis of results of operations and financial conditions, as well as in the financial statements included in this report. Our working capital requirements are covered under management’s discussion and analysis of business outlook, liquidity and capital resources.
We currently operate four testing facilities, one in the United States and four in Southeast Asia. These facilities provide customers with a full range of testing services, such as burn-in and product life testing for finished or packaged semiconductors.
Our Ireland operation, as a component of the Testing segment, suffered continued operating losses in the three fiscal years ended June 30, 2005 and the cash flows were minimal during the same three fiscal years. In August 2005, we established a restructuring plan to close the Testing operation in Dublin, Ireland. In November 2005, we completed the sale of the property located in Dublin, Ireland and recorded a gain of $8,909. As a result, this discontinued operation reported an income of $8,459, which consisted of the gain from the sale of property of $8,909 offset by the loss from discontinued operation of $450.
In January 2006, we completed the acquisition of a burn-in testing division in Shanghai. Management believes that acquiring the burn-in testing business will enhance our future growth opportunities and develop our China market share in testing services.
Our Manufacturing segment manufactures Artic Temperature Controlled Wafer Chucks, which are used for test, characterization and failure analysis of semiconductor wafers, Wet Process Stations, which wash and dry wafers at a series of 100 to 300 additional processing steps after the etching or deposition of integrated circuits, and other microelectronic substrates in what is commonly called the “front-end”, or creation of semiconductor circuits. Additionally, we also manufacture centrifuges, leak detectors, HAST (Highly Accelerated Stress Test) systems and “burn-in” systems that are used primarily in the “back-end” of the semiconductor manufacturing process to test finished semiconductor devices and electronic components.
Our Distribution segment operates primarily in Southeast Asia. This segment markets and supports distribution of our own manufactured equipment in addition to distributing complementary products supplied by other manufacturers that are used by our customers and other semiconductor and electronics manufacturers. We expanded the distribution business to include a strategic business unit mainly to serve as a distributor of electronic components to customers.
Company History

1958	Incorporated in California.

1976	The Company formed Trio-Tech International Pte. Ltd. in Singapore.

1984	The Company formed the European Electronic Test Center (EETC), a Cayman Islands domiciled subsidiary, to operate a test facility in Dublin, Ireland.

1985	The Company’s Singapore subsidiary entered into a joint-venture agreement, Trio-Tech Malaysia, to operate a test facility in Penang.

1986	Trio-Tech International listed on the NASDAQ Small Cap market under the symbol TRTC.

1988	The Company acquired the Rotating Test Equipment Product Line of Genisco Technology Corporation.

1990	Trio-Tech International acquired Express Test Corporation in California.

Trio-Tech Malaysia opened a new facility in Kuala Lumpur.

1992	Trio-Tech Singapore opened Trio-Tech Bangkok, Thailand.

Trio-Tech Singapore achieved ISO 9002 certification.

1994	Trio-Tech Malaysia started a new components assembly operation in Batang Kali.

1995	Trio-Tech Singapore achieved ISO 9001 certification.

1997	In November 1997, the Company acquired KTS Incorporated, dba Universal Systems of Campbell, California.

1998	In September 1998, the Company listed on AMEX under the symbol TRT.

2000	Trio-Tech Singapore achieved QS 9000 certification.

Trio-Tech Malaysia closed its facility in Batang Kali.

2001	The Company divested the Rotating Test Equipment Product Line.

Trio-Tech Malaysia closed its facility in Kuala Lumpur.

2003	Trio-Tech Singapore opened a sales office in China known as Trio-Tech (Suzhou) Co. Ltd.

Trio-Tech Malaysia scaled down its facility in Penang.

2004	The Company moved its Wet Process Station manufacturing from Campbell, California to Singapore.

Trio-Tech Test Services Pte. Ltd. was renamed Universal (Far East) Pte. Ltd.

Trio-Tech Malaysia acquired a burn-in testing division in Petaling Jaya.

2005	Trio-Tech Singapore, Trio-Tech Malaysia and Trio-Tech Bangkok achieved ISO 9001, 2000 certification.

Trio-Tech Singapore, Trio-Tech Malaysia and Trio-Tech Bangkok achieved ISO/TS16949, 2002 certification.

Trio-Tech Ireland closed its facility in Ireland.

2006	Trio-Tech Singapore acquired a burn-in testing company in Shanghai and changed its name to Trio-Tech (Shanghai) Co. Ltd.

Background
The semiconductor industry has experienced substantial growth over the long term. This growth has resulted from the increasing demand for microchips for a broad range of applications, including personal computers, consumer electronics, wired and wireless telecommunications infrastructures, and automotive, multimedia, portable and network computing. According to the Semiconductor Industry Association (SIA), worldwide sales of semiconductors totaled $19.6 billion in June 2006, increasing over 9% from June 2005. Total worldwide sales of semiconductors for the first half of calendar 2006 were $118 billion, increasing 8.3% over the first half of calendar 2005. The Semiconductor Industry Association projected that the industry will grow by 11.0 % in 2007, 12.0% in 2008, and 4.0 % in 2009. If the latest forecast materializes, worldwide semiconductor sales would reach $323 billion in 2009. Actual sales for calendar 2005 amounted to $227.5 billion. The new forecast projects an average compound annual growth rate of 9.2 % from 2005 through 2009. While demand for semiconductor devices continues to rise, strong competitive pressures that have reduced prices in some major product sectors are impacting revenues in the semiconductor industry. Companies are continually seeking new ways to enhance the productivity of their operations.
We own and operate facilities that provide testing services for semiconductor products to ensure that these products meet the requirements for military, aerospace, industrial and commercial applications. Testing services represented approximately 50%, 45%, and 45% of net sales for the fiscal years ended June 30, 2006, 2005 and 2004, respectively.
We use our own proprietary equipment for certain burn-in, centrifugal and leak tests, and commercially available equipment for various other environmental tests. We conduct the majority of our testing operations in Southeast Asia with facilities in Singapore, Malaysia, Thailand and China. Most of the facilities in Southeast Asia are either ISO9001, ISO 9002, and QS 9000 certified. In August 2005, we established a restructuring plan to close our testing operation in Dublin, Ireland, as the operation did not generate adequate operating cash flows during the past three years. The testing operations closed in November 2005.
Testing services are rendered to manufacturers and purchasers of semiconductors and other entities who either lack testing capabilities or whose in-house screening facilities are insufficient for testing devices in order for them to make sure that these products meet military or certain commercial specifications. Customers outsource their test services either to accommodate fluctuations in output or to benefit from economies that can be offered by third party service providers. For those customers with adequate in-house capabilities, we offer testing services for their “overflow” requirements and also provide independent testing verification services.
Our laboratories perform a variety of tests, including stabilization bake, thermal shock, temperature cycling, mechanical shock, constant acceleration, gross and fine leak tests, electrical testing, static and dynamic burn-in tests, and vibration testing. Our laboratories also perform qualification testing, consisting of intense tests conducted on small samples of output from manufacturers who require qualification of their processes and devices.
We design, develop, manufacture and market equipment for the manufacturing and testing of semiconductor wafers, devices and other electronic components. Revenue from the sale of products manufactured by the Company represented approximately 43%, 43% and 38% of net sales for the fiscal years ended June 30, 2006, 2005 and 2004, respectively.
Front-End Products
Wet Process Stations
Wet Process Stations are used for cleaning, rinsing and drying semiconductor wafers, magnetic disks, flat panel displays and other microelectronic substrates. After the etching or deposition of integrated circuits, wafers are typically sent through a series of 100 to 300 additional processing steps. At many of these processing steps, the wafer is washed and dried using Wet Process Stations. This product line includes manual, semi-automated and automated Wet Process Stations, and features radial and linear robots, state-of-the-art PC touch-screen controllers and sophisticated scheduling and control software. The Wet Process Station is currently manufactured in Singapore.
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
We manufacture the COBIS II burn-in system which offers state-of-the-art dynamic burn-in capabilities and a Windows-based operating system with full data logging and networking features. We also offer burn-in boards for our BISIC, COBIS and COBIS II burn-in systems and other brands of burn-in systems. Burn-in boards are used to mount devices during high temperature environmental stressing.
We have developed several new products to complement the burn-in processes, including semi-automatic (LUBIBM) and automatic burn-in board loaders and unloaders (LUBIB). These products are designed to perform precise, high-speed transfer of IC packages from the semiconductor holding tray to the burn-in board, or vice versa, while maintaining the integrity of the IC’s leads. Burn-in-board cleaning systems (CUBIB) are designed to perform wet or dry cleaning for burn-in boards and other modular boards.
We build Smart Burn-In (SBI) electrical equipment and System Level Test (SLT) equipment which are used at the few final stages of testing these microprocessor devices. While providing integrated burn-in solutions, we present total burn-in automation solutions to improve products’ yield, reduce process downtime and improve efficiency. In addition, we developed a cooling solution for high power heat dissipation semiconductor devices. This solution involves the cooling or maintaining of the temperature of high power semiconductor devices.
Component Centrifuges and Leak Detection Equipment
Component centrifuges and leak detection equipment are used to test the mechanical integrity of ceramic and other hermetically sealed semiconductor devices and electronic parts for high reliability and aerospace applications. Our centrifuges spin these devices and parts at specific acceleration rates, create gravitational forces (g’s) up to 30,000g’s, and thereby indicate any mechanical weakness in the devices. Leak detection equipment is designed to detect leaks in hermetic packaging. The first stage of the test includes pressurizing the devices in a tracer gas for fine leaks or fluid for gross leaks. The bubble tester is used for gross leak detection. A visual bubble trail will indicate when a device is defective.
One of our subsidiaries located in Singapore continues to develop its international distribution activities in Southeast Asia. In addition to marketing our own proprietary products, this subsidiary distributes complementary products from other manufacturers based in the United States, Europe, Japan and other countries. The products sold included environmental chambers, shaker systems, handlers, interface systems, vibration systems, solderability testers and other manufactured products.
In recent years, many multinational companies in electronic manufacturing and semiconductor industries have set up production facilities in China, and this presented excellent opportunities for our testing equipment in China. Requirement for auxiliary services such as after-sales installation, equipment services, and spare parts will be natural add-ons.
During fiscal 2006, our Singapore distribution operation participated in the 67th annual CEF (China Electronic Fair) and conducted a soft launch of our Wet Process Stations at the show. We appointed a Chinese representative to market the Wet process Stations in China. This fair has created business opportunities for us and has taken us a step further in the international business arena to demonstrate our Wet Process Stations.
Revenue from distribution activities represented approximately 7%, 12% and 17% of net sales for the years ended June 30, 2006, 2005 and 2004, respectively.
Product Research and Development
The research and development costs in our U.S. operation decreased due to fewer activities and less payroll costs. The Company incurred research and development costs of $70 in fiscal 2006, $93 in fiscal 2005 and $117 in fiscal 2004.
Research and development efforts for our U.S. operation will consist of minor product improvements. The HAST software will be converted to a Windows based operating system and the ARTIC chiller units will be evaluated for upgrades that are in line with the latest heat removal and pump technology.

Marketing, Distribution and Services
We market our products and services worldwide, directly and through independent sales representatives. We have approximately 8 independent sales representatives operating in the United States and another 17 in various foreign countries. Of the 25 sales representatives, three are representing the distribution segment and the others are representing the manufacturing and testing segments. Trio-Tech’s United States marketing efforts are coordinated from its California location. Southeast Asia marketing efforts are assigned to its subsidiary in Singapore. We advertise our products in trade journals and participate in trade shows.
Independent testing laboratories, users, assemblers and manufacturers of semiconductor devices, including many large well-known corporations, purchase our products and services. These customers depend on the current and anticipated market demand for integrated circuits and products utilizing semiconductor devices. Our ability to maintain close, satisfactory relationships with our customers is essential to our stability and growth. The loss, reduction, or delay of orders placed by our significant customers and delays in collecting accounts receivable from our significant customers could adversely affect our results of operations and financial positions.
In fiscal 2006, 2005 and 2004, sales of equipment and services to our three largest customers (Advanced Micro Device Freescale, and Catalyst Semiconductor) accounted for approximately 67%, 74% and 53%, respectively, of our net revenue. During fiscal 2006, we had sales of $12,865 (44%), $4,322 (15%) and $2,517 (9%) to Advanced Micro Devices, Freescale Semiconductor and Catalyst Semiconductor, respectively. During fiscal 2005, we had sales of $9,054 (36%), $6,805 (27%) and $2,713 (11%) to Advanced Micro Devices, Freescale Semiconducto, Catalyst Semiconductor, respectively. During fiscal 2004, we had sales of $7,074 (38%) and $2,853 (15%) to Advanced Micro Devices. and Catalyst Semiconductor, respectively. The three customers mentioned above are U.S. companies; however, the revenue generated from them was from their facilities located outside of the U.S. The majority of our sales and services in fiscal years 2006, 2005 and 2004 were to customers outside of the United States. See information appearing in Note 20 — Business Segments, which is incorporated by reference, for further financial information about geographic areas.
Backlog
The following table sets forth the Company’s backlog at the dates indicated (amounts in thousands):

	June 30,	June 30,
	2006	2005
Manufacturing backlog	$3,729	$882
Testing service backlog	12,030	7,384
Distribution backlog	535	1,099

	$16,294	$9,365

Based upon our past experience, we do not anticipate any significant cancellations or renegotiation of sales. If there is any cancellation of a confirmed purchase order, the customer is required to reimburse us for all costs that were incurred because the purchase orders for manufacturing, testing and distribution businesses generally require a delivery within 12 months from the date of the purchase order. We do not anticipate any difficulties in meeting delivery schedules.
Materials and Supply
Our products are designed by our engineers and are assembled and tested at our facilities in California and Singapore. We purchase all parts and certain components from outside vendors for assembly purposes. We have no written contracts with any of our key suppliers. As these parts and components are available from a variety of sources, we believe that the loss of any one of our suppliers would not have a material adverse effect on our result of operations taken as a whole.
Competition
There are numerous testing laboratories in the areas where we operate that perform a range of testing services similar to those offered by us. However, recent severe competition in the South Asia testing and burn-in services industry has reduced the total number of our competitors. As we have sold and will continue to sell our products to competing laboratories, and other test products are available from many other manufacturers, our competitors are able to offer the same testing capabilities. The relevant testing equipment is also available to semiconductor manufacturers and users who might otherwise use third party testing laboratories, including us, to perform testing. The existence of competing laboratories and the purchase of testing equipment by semiconductor manufacturers and users are potential threats to our future testing services revenue and earnings. Although these laboratories and new competitors may challenge us at any time, we believe that other factors, including reputation, long service history and strong customer relationships, are more important than pricing factor in determining our position on the market.
The distribution segment sells a wide range of testing products. We believe that the equipment, components trading and equipment servicing markets are key growth areas in Southeast Asia and hence have focused our marketing efforts on Asia. As the semiconductor equipment industry is highly competitive, the distribution operation faces stiff price competition if the equipment is sold piecemeal. Thus, “Add value” has been a key phrase in our sales mission for the past years. We believe that “Add value” will continue to dominate as the key focal point as we offer integrated solutions which draw on the strengths of our technical specialists who have undergone intensive training with our vendors. Equipment is brought into Singapore from various vendors, and depending on customers’ specific requirements, is tested and system integrated before distribution, delivery and installation.
The demand for electronic components was relatively strong in Southeast Asia, driven by a greater demand in high-end personal computers, notebooks and server chips. Many Original Equipment Manufacturers (OEM) customers have been outsourcing for connectors and specialized sockets. However, as our target customers are mainly multinational contract manufacturers with a worldwide database of suppliers, the most commonly used components became extremely price competitive. The components division not only competed against similar products, but also with the direct online ordering system put in place by the vendors. However, such online competition is discounted as a minor competitive factor, as we offer good credit facilities and maintain excellent business relationships with our long-term customers.
The semiconductor equipment manufacturing industry is highly competitive and most of our competitors for such equipment are located in Southeast Asia. Some of our electronic device manufacturing customers in Southeast Asia increased their capital equipment in order to meet the increase in production capacity for electronic products. There is no assurance that competition will not increase or that our technological advantages may not be reduced or lost as a result of technological advances by competitors or changes in semiconductor processing technology.
We believe that the principal competitive factors in the manufacturing industry include product performance, reliability, service and technical support, product improvements, price, established relationships with customers and product familiarity. We make every effort to compete favorably with respect to each of these factors. Although we have competitors for our various products, we believe that our products compete favorably with respect to each of the above factors. We have been in business for more than 48 years and have operation facilities mostly located in Southeast Asia. We believe that those factors have combined into one force which has helped us to establish long-term relationships with customers and will allow us to continue doing business with our existing customers upon their relocation to other regions where we have a local presence or we are able to reach.
Patents
The manufacturing segment holds a United States Patent granted in 1987 in relation to our pressurization humidity testing equipment. We also hold a United States Patent granted in 1994 on certain aspects of our Artic temperature test systems. In 2001, we registered a new United States patent (for 20 years) for several aspects of our new range of Artic Temperature Controlled Chucks. Although we believe that these patents are an integral part of our Manufacturing segment, the capitalized cost of the patents was written off in fiscal 2002 because of the impairment assessed by our management. In fiscal 2004, 2005 and 2006 we did not register any patents within the U.S.
It is typical in the semiconductor industry to receive notices from time to time alleging infringement of patents or other intellectual property rights of others. We do not believe that we infringe the intellectual property rights of any others. However, should any claims be brought against us, the cost of litigating such claims and any damages could materially and adversely affect our business, financial condition, and results of operations.
Employees
As of June 30, 2006 we had approximately 12 employees in the United States and 593 in Southeast Asia for a total of approximately 605 employees. None of our employees are represented by a labor union. As of June 30, 2006, there were approximately 404 employees in the testing segment, 147 employees in the manufacturing segment, and 52 employees in the distribution segment and 2 in the corporate office.
ITEM 1A – RISK FACTORS
The following are certain risk factors that could impact our business, financial results and results of operations. Investing in our common stock involves risks, including those described below. These risk factors, among others, should be considered by prospective and current investors in our common stock when evaluating the disclosures in this Annual Report on Form 10-K (particularly the forward-looking statements.) These risk factors could cause actual results and conditions to differ materially from those projected herein. If the risks we face, including those listed below, actually occur, our business, financial condition or results of operations could be negatively impacted, and the trading price of our common stock could decline, which could cause you to lose all or part of your investment.
Our operating results are affected by a variety of factors
Our operating results are affected by a wide variety of factors that could materially affect revenues and profitability or lead to significant variability of quarterly or annual operating results. These factors include, among others, components relating to:
•	economic and market conditions in the semiconductor industry;

•	market acceptance of our products and services;

•	changes in technology in the semiconductor industry, which could affect demand for our products and services;

•	changes in testing processes;

•	the impact of competition;

•	the lack of long-term purchase or supply agreements with customers and vendors;

•	changes in military or commercial testing specifications, which could affect the market for our products and services;

•	difficulties in profitably integrating acquired businesses, if any, into the Company;

•	the loss of key personnel or the shortage of available skilled employees;

•	international political or economic events

•	currency fluctuations; and

•	other technological, economic, financial and regulatory factors beyond our control.
Unfavorable changes in these or other factors could materially and adversely affect our financial condition or results of operations. We may not be able to generate revenue growth, and any revenue growth that is achieved may not be sustained. Our business, results of operations and financial condition would be materially adversely affected if operating expenses increased and were not subsequently followed by increased revenues.
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

Our dependence on international sales involves significant risk
Sales and services to customers outside the United States accounted for approximately 91%, 92% and 75% of our sales for fiscal 2006, 2005 and 2004, respectively. Approximately 90%, 91% and 74% of our net revenues in fiscal 2006, 2005 and 2004, respectively, were generated from business in Southeast Asia. We expect that our non-U.S. sales and services will continue to generate the majority of our future revenues. Testing services in Southeast Asia were performed primarily for American companies, and to a lesser extent German companies, selling products and doing business in those regions. International business operations may be adversely affected by many factors, including fluctuations in exchange rates, imposition of government controls, trade restrictions, political, economic and business events and social and cultural differences.
We may incur losses due to foreign currency fluctuations
Significant portions of our revenue are denominated in Singapore and Euro dollars, Malaysian Ringgit, Thai baht and other currencies. Consequently, a portion of our costs, revenue and operating margins may be affected by fluctuations in exchange rates, primarily between the U.S. dollar and such foreign currencies. We are also affected by fluctuations in exchange rates if there is a mismatch between our foreign currency denominated assets and liabilities. Foreign currency translation adjustments resulted in a decrease of $190 to shareholders’ equity for fiscal 2006, an increase of $25 to shareholders’ equity for fiscal 2005 and an increase of $155 to shareholders’ equity for fiscal 2004.
We try to reduce our risk of foreign currency fluctuations by purchasing certain equipment and supplies in U.S. dollars and seeking payment, when possible, in U.S. dollars. However, we may not be successful in our attempts to mitigate our exposure to exchange rate fluctuations. Those fluctuations could have a material adverse effect on the Company’s financial results.
We do not rely on patents to protect our products or technology
We hold U.S. patents relating to our pressurization humidity testing equipment and certain aspects of our Artic temperature test systems. Additionally, in fiscal 2001, we were granted patents for certain aspects of our new range of Artic temperature controlled chucks. However, although we believe our patents are integral to our business, generally we do not rely on patent or trade secret protection for our products or technology. Competitors may develop technologies similar to or more advanced than ours. We cannot assure that our current or future products will not be copied or will not infringe on the patents of others. Moreover, the cost of litigation of any claim or damages resulting from infringement of patents or other intellectual property could adversely affect our business, financial condition and results of operations.
Intense competition can adversely affect our operating results
The semiconductor equipment and testing industries are intensely competitive. Significant competitive factors include price, technical capabilities, quality, automation, reliability, product availability and customer service. We face competition from established and potential new competitors, many of whom have greater financial, engineering, manufacturing and marketing resources than our resources. New products or testing facilities offered by our competitors could cause a decline in our revenue or a loss of market acceptance of our existing products and services. Increased competitive pressure could also lead to intensified price-based competition. Price-based competition may result in lower prices, adversely affecting our operating results.
Loss, reduction or delay of orders from significant customers could adversely affect our financial condition
The semiconductor manufacturing industry is highly concentrated, with a relatively small number of large manufacturers and assemblers accounting for a substantial portion of our revenue from product sales and testing revenue. Our experience has been that sales to particular customers may fluctuate significantly from quarter to quarter and year to year. In fiscal 2006, 2005, and 2004, sales of equipment and services to our three largest customers accounted for approximately 67%, 74%, and 53%, respectively, of our net revenue. This applies in particular to our new testing operation in Malaysia, which currently has only one major customer. In the event that the Company loses this customer, all the capital purchases to meet this customer’s requirements will be converted to support other products. Our ability to maintain close, satisfactory relationships with our customers is essential to our stability and growth. The loss of or reduction or delay in orders from our significant customers, or delays in collecting accounts receivable from our significant customers, could adversely affect our financial condition and results of operations.
There is a limited market for our testing products and services
If testing equipment is purchased by semiconductor manufacturers and assemblers, it may reduce the likelihood that they will make further purchases of such equipment or use our laboratories for testing services. Although military or other specifications require certain testing to be done by independent laboratories, over time other current customers may have less need of our testing services. We believe that there is a growing trend toward outsourcing of the integrated circuit test process. As a result, we anticipate continued growth in the test laboratory business. However, there is no assurance that this trend will continue. In an attempt to diversify our sales mix, we may seek to develop and introduce new or advanced products, and to acquire other companies in the semiconductor equipment manufacturing business.
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
Our management has significant influence over corporate decisions
Currently our officers and directors and their affiliates beneficially own approximately 31.06% of the outstanding shares of common stock, including options held by them that are exercisable within 60 days of the date of filing of this 10-K. As a result, they may be able to significantly influence matters requiring approval of the shareholders, including the election of directors, and may be able to delay or prevent a change in control of the Company.
We may not pay cash dividends in the near future
Although we declared a cash dividend of fifty cents (U.S. 50¢) per share payable to the shareholders of record on January 10, 2006, we may not pay any cash dividends on our common stock in the near future. We anticipate that the future earnings, if any, will be retained for use in the business or for other corporate purposes. Additionally, California law prohibits the payment of dividends if the Company does not have sufficient retained earnings or cannot meet certain asset to liability ratios.
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
ITEM 1B-UNRESOLVED STAFF COMMENTS
Not applicable

ITEM 2 – PROPERTIES
At this time, we believe that we have used about 89.1% of our fixed property capacity. We also believe that our existing facilities are under-utilized and are adequate and suitable to cover any sudden increase in our needs in the foreseeable future.
The following table presents the relevant information regarding the location and general character of our principal manufacturing and testing facilities:

			Owned (O)
		Approx.	or Leased (L)
		Sq. Ft.	& Expiration
Location	Principal Use/Segment	Occupied	Date

14731 Califa Street	Headquarters/	10,000	(L) Jan. 2008
Van Nuys, CA 9l411	Testing/Manufacturing

1004, Toa Payoh North, Singapore
HEX 07-01/07,	Testing	6,864	(L) Sept. 2006*1
HEX 03-01/03,	Testing/Manufacturing	2,959	(L) Sept. 2006*1
HEX 03-16/17,	Testing	976	(L) Sept. 2006*1
HEX 01-08/15	Testing/Manufacturing	6,864	(L) Jan. 2009
HEX 01-16/17	Testing	1,983	(L) Jan. 2009
HEX 02-08/10,	Testing	2,959	(L) Aug. 2008
HEX 02-11/15	Testing	3,905	(L) Apr. 2008
HEX 04-17	Testing	1,006	(L) May. 2007
HEX 04-14/16	Testing	2,929	(L) May. 2007
HEX 03-08/10	Testing	2,959	(L) May. 2007
HEX 01/07-R1/R2	Testing	710	(L) Sept. 2006*1
HEX 03-06/07	Testing/Manufacturing	1,953	(L) Mar. 2009
HEX 04-05/07	Manufacturing	2,929	(L) May. 2009
		38,996
1008, Toa Payoh North, Singapore
HEX 03-01/06,	Testing	7,345	(L) Feb. 2009
HEX 03-09/17,	Logistics/Universal (FE)	6,099	(L) Jan. 2009

HEX 07-17/18,	Testing	4,315	(L) Nov. 2006*1
HEX 07-01,	Testing	3,466	(L) Jan. 2007
HEX 02-17	Universal (FE)	832	(L) Jun. 2007
HEX 02-15/16	Universal (FE)	1,400	(L) Jul. 2007
HEX 01-09/11	Universal (FE)	2,202	(L) Nov.2007. 2002009
HEX 01-15/16	Universal (FE)	1,400	(L) Oct. 2008
HEX 03-07/08	Testing	1,765	(L) Nov. 2007
HEX 01-S3/S4	Power Substation	1,627	(L) Sept. 2006*1

Plot 1A, Phase 1	Subleased	42,013	(O) *2
Bayan Lepas Free Trade Zone
11900 Penang

Lot No. B7, Kawasan MIEL	Vacant	24,142	(O) *3
Batang Kali, Phase II,
43300 Batang Kali
Selangor Darul Ehsan, Malaysia

Lot No. 11A, Jalan SS8/2,	Testing	19,334	(L) Jul. 2007
Sungai Way Free Industrial Zone,
47300 Petaling Jaya,
Selangor Darul Ehsan, Malaysia

Lot No. 4, Kawasan MIEL	Testing	14,432	(L) Nov. 2007
Sungai Way Baru Free Industrial Zone, Phase III,
Selangor Darul Ehsan, Malaysia

			Owned (O)
		Approx.	or Leased (L)
		Sq. Ft.	& Expiration
Location	Principal Use/Segment	Occupied	Date

327, Chalongkrung Road,	Testing	34,432	(O)
Lamplathew, Lat Krabang,
Bangkok 10520, Thailand

No. 5, Xing Han Street, Block B	Testing	560	(L) Sept. 2007
#05-01/02, Room 6
Suzhou Industrial Park
China 215021

No. 389 Gang Ao Road Factory No. 5	Testing	6,620	(L) Sept. 2007
Level 5 (East) Waigaoqiao Free Trade Zone, Pudong 200131 Shanghai, China

*1	With respect to the various leases that expire during fiscal 2006, the Company anticipates that the landlord will offer similar terms on each such lease at renewal and does not believe that material expenses will be incurred.

*2	The premises are subleased to a third party.

*3	The premises were vacant from June 30, 2005 until June 30, 2006. The Company plans to lease or sell the property to a third party subsequent to the fiscal year. No agreement as to sale has been entered into nor has any purchaser for the premises been specifically named.
ITEM 3 – LEGAL PROCEEDINGS
The Company is, from time to time, the subject of litigation claims and assessments arising out of matters occurring in its normal business operations. In the opinion of management, resolution of these matters will not have a material adverse effect on our financial statements.
There are no material proceedings to which any director, officer or affiliate of the Company, any beneficial owner of more than five percent of the Company’s common stock, or any associate of such person is a party that is adverse to the Company or its properties.
There was no litigation relating to environmental action which arose from our operations.
ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

PART II

ITEM 5 –	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the American Stock Exchange under the symbol “TRT”. The following table sets forth, for the periods indicated, the range of high and low sales prices of our common stock as quoted by AMEX:

Quarter Ended	High	Low
Fiscal 2005
September 30, 2004	$4.45	$3.45
December 31, 2004	$4.98	$3.25
March 31, 2005	$5.00	$3.53
June 30, 2005	$4.00	$3.50

Fiscal 2006
September 30, 2005	$4.30	$3.59
December 31, 2005	$6.00	$4.28
March 31, 2006	$7.15	$5.08
June 30, 2006	$7.55	$6.00
Although our general practice has been not to declare dividends, on December 2, 2005, our Board of Directors declared a cash dividend of fifty cents ($0.50) per share payable to the shareholders of record on January 10, 2006. The total number of shares issued and outstanding as of January 10, 2006 was 3,215,532 and the total cash dividends paid on January 25, 2006 were $1,608. The source of cash was from the proceeds from disposition of the property located in Dublin, Ireland. The determination as to whether to pay any future cash dividends will depend upon our earnings and financial position at that time and other factors as the Board of Directors may deem appropriate. California law prohibits the payment of dividends if a corporation does not have sufficient retained earnings or cannot meet certain asset to liability ratios. It is not anticipated that dividends will be paid to holders of common stock in the foreseeable future. As of September 21, 2006, the Company had approximately 175 record holders of the Common Stock.
On November 14, 2005, pursuant to the issue and exercise of an option, the Company issued 750 shares of it Common Stock to a consultant to the Company. The aggregate purchase price for the shares was $1.995. The exemption from the registration requirements of Securities Act of 1933, as amended, for both the issuance of the options and the shares issued upon exercise thereof was Section 4 (2) thereof as such issuances were effected without general solicitation, were limited to one person and otherwise were not made in a manner that would constitute a public offering.
The following table sets forth, as of June 30, 2006, certain information regarding equity compensation plans of the Company:
EQUITY COMPENSATION PLAN INFORMATION

Number of securities
remaining available for
	Number of		future issuance under
	securities to be		equity compensation
	issued upon	Weighted average	plans (excluding
	exercise of	exercise price of	securities reflected in
	outstanding options	outstanding options	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by shareholders
(1) Company’s 1998 Stock Option Plan	28,885	$2.97	106,115
(2) Directors Stock Option Plan	—	$—	163,000
Options granted outside of the above plans	—	—	—

Total	28,885	$2.97	269,115

ITEM 6 – SELECTED FINANCIAL DATA
(In thousands, except Earnings (Loss) per share)

	June 30,		June 30,		June 30,	June 30,	June 30,
	2006		2005		2004	2003	2002
Consolidated Statements of Operations

Net sales	$29,099	(1)	$25,061	(2)	$18,661	$20,922	$19,247

Income (Loss) from Operations	487		359		56	(101)	(3,513)

Net Income (Loss) from Continuing Operations	597		216		162	51	(3,497)

Net Income (Loss) from Discontinued Operations (3)	8,459		5		58	(132)	(50)

Total Net income (Loss)	$9,056		$221		$220	$(81)	$(3,547)

Basic Earnings (Loss) Per Share:
Continuing Operations	$0.19		$0.07		$0.06	$0.02	$(1.19)
Discontinued Operations	2.72		0.00		0.1	(0.05)	(0.02)

Total Net Income (Loss)	$2.91		$0.07		$0.07	$(0.03)	$(1.21)

Diluted Earnings (Loss) Per Share:
Continuing Operations	$0.19		$0.07		$0.05	$0.02	$(1.19)
Discontinued Operations	2.71		0.00		0.02	(0.05)	(0.02)

Total Net Income (Loss)	$2.90		$0.07		$0.07	$(0.03)	$(1.21)

Weighted average common shares outstanding
Basic	3,115		2,966		2,937	2,928	2,928
Diluted	3,128		3,031		2,995	2,928	2,928

Consolidated Balance Sheets

Current assets	$21,831		$10,645		$12,798	$11,493	$13,405
Current liabilities	8,536		5,836		5,624	5,050	6,918
Working capital	13,295		4,809		7,174	6,443	6,487

Total assets	$29,384		$18,345		$18,000	$16,711	$19,075

Long-term debt and capital leases	$874		$744		$793	$836	$986
Shareholders’ equity	$17,392		$9,297		$9,024	$8,590	$8,618
Cash dividend paid per share	$0.50		$—		$—	$—	$—

(1)	The net sales included the sales from the newly acquired business in Shanghai.

(2)	The net sales included the sales from the business acquired in Malaysia.

(3)	The income from the discontinued operations was significant in fiscal 2006. However, the company does not expect income from discontinued operations in the future.

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
Overview
Trio-Tech International provides third-party semiconductor testing and burn-in services primarily through its laboratories in Southeast Asia. We operate in three distinct segments: distribution, manufacturing, and testing. At or from our facilities in California and Southeast Asia, we also design, manufacture and market equipment and systems to be used in the testing and production of semiconductors, and distribute semiconductor processing and testing equipment manufactured by other vendors.
Geographically, we operate in the U.S., Singapore, Malaysia, Thailand, and China. Our customers are mainly concentrated in Southeast Asia and they are either semiconductor chip manufacturers or testing facilities that purchase our testing equipment.
Our major operation activities are conducted in our Singapore location. There are manufacturing, testing and distribution facilities. We have four testing facilities located in Singapore, Malaysia, Thailand, and China. All of the facilities in Southeast Asia except the facility located in Shanghai, China, are ISO9001, ISO 9002, and QS 9000 certified. We use our own proprietary equipment for certain burn-in, centrifugal and leak tests, and commercially available equipment for various other environmental tests.
In August 2005, we established a winding-down plan to close the testing operation in Dublin, Ireland. This was initially disclosed in the Form 10-K for the fiscal year ended June 30, 2005. Based on the restructuring plan and in accordance with EITF 03-13, we presented the operation results from Ireland as a discontinued operation as we believed that no continued cash flow would be generated by the disposed component (Ireland subsidiary) and we would have no significant continuing involvement in the operation of the discontinued component. Management of the Company initiated a plan to sell the property located in Dublin, Ireland in August 2005 and ceased the depreciation of the property in accordance with SFAS No. 144. We transferred the relevant machinery and equipment to Singapore and paid the outstanding balance on the equipment loans. As a result, the machinery and equipment located in Dublin, Ireland was not included in the assets held for sale. Management of the Company presented the property as assets held for sale for the three months ended September 30, 2005 as this property was available for immediate sale in its then present condition subject only to terms that are usual and customary for sales of such property; the sale of the property was probable; and transfer of the property was expected to qualify for recognition as a completed sale within one year. In November 2005, we completed the sale of property located in Dublin, Ireland and recorded a gain on the sale of property of $8,909. As a result, this discontinued operation reported an income of $8,459, which consisted of the gain from the sale of property of $8,909 offset by the operating loss from the discontinued operation of $450. For basis of comparison, the financial statements related to the discontinued operation are now presented separately in this report under discontinued operations.
In the management’s discussion and analysis of financial condition and result of operations, for basis of comparison, the amounts used in comparison have been reclassified to exclude the amounts from discontinued operations, which have been discussed as a separate line item listed on the statement of income.

In January 2006, we completed the acquisition of a burn-in testing division in Shanghai, as management believed that acquiring the burn-in testing business would enhance our future growth opportunities and develop additional market share in China testing services. We allocated the purchase price of $153 to tangible assets and intangible assets acquired in the newly acquired burn-in business in Shanghai based on their estimated fair value. We estimated that the book value of the fixed assets acquired approximated the fair value of similar assets available on the market based on the information management received. Accordingly, we allocated $133 to various items of fixed assets acquired and $8 to other receivables. The excess purchase price over the fair value of tangible assets acquired, which was $12, was attributable to an identifiable intangible asset, the customer relationship, based on estimates and assumptions determined by management. The economic life of this identified intangible asset was estimated to be about one year based on management assumptions. Therefore, the value of $12 would be amortized over one year on the straight-line method. No goodwill was recognized. The following presents the allocation of purchase price:

Purchase price (paid in cash)	$153

Property, plant and equipment
Plant and equipment	$121
Office equipment	6
Motor vehicle	6

Subtotal	133

Other receivables	8

Total fair value of tangible assets acquired	$141

Identifiable intangible asset — customer relationship	12

Purchase price	$153

Critical Accounting Estimates & Policies
The discussion and analysis of the Company’s financial condition presented in this section are based upon our consolidated financial statements, which have been prepared in accordance with the generally accepted accounting principles in the United States. During the preparation of the consolidated financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to sales, returns, pricing concessions, bad debts, inventories, investments, fixed assets, intangible assets, income taxes and other contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under current conditions. Actual results may differ from these estimates under different assumptions or conditions.
In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure about Critical Accounting Policy,” we have identified the most critical accounting policies upon which our financial status depends. We determine that those critical accounting policies are related to the use of estimates, inventory valuation, allowance for doubtful accounts, revenue recognition, income tax and impairment of intangibles and other long-lived assets. These accounting policies are discussed in the relevant sections in this management’s discussion and analysis, including the Recently Issued Accounting Pronouncements discussed below.
Accounts Receivable and Allowance for Doubtful Accounts
During the normal course of business, we extend unsecured credit to our customers. Typically, credit terms require payment to be made between 30 to 60 days of the sales. We do not require collateral from our customers. We maintain our cash accounts at credit worthy financial institutions.
We regularly evaluate and monitor the creditworthiness of each customer on a case-by-case basis. We include any account balances that are determined to be uncollectible, along with a general reserve, in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to management, we believe that our allowance for doubtful accounts was adequate as of June 30, 2006.
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
Revenue Recognition
Revenue from sales of the Company’s products is recognized upon shipment or delivery, depending upon the terms of the sales order, provided that persuasive evidence of a sales arrangement exists, title and risk of loss have transferred to the customer, the sales amount is fixed and determinable and collection of the revenue is reasonably assured. We allocate a portion of the invoice value to products sold and the remaining portion of invoice value to installation and training work in proportion to the fair value of products sold and installation and training work to be performed. The fair value determination of products sold and the installation and training work is also based on our specific historical experience of the relative fair values of the elements if there is no easily observable market price to be considered. A significant portion of the Company’s sales is generated by testing services. Revenue derived from testing service is recognized when testing services are rendered.
The Company reduces revenue based on estimates of future credits to be granted to customers. Credits are granted for reasons such as product returns due to quality issues, volume-based incentives, and other special pricing arrangements.
Income Tax
We recognize deferred tax liabilities and assets for the future tax consequence attributable to the difference between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are measured using the enacted tax rate expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that included the enactment date.
During the process of determining tax liabilities, we have to deal with uncertainties involved in the application of complex tax laws. Our foreign subsidiaries are subject to income taxes in the regions or counties where they operate. Because of the different income tax jurisdictions, net losses generated in the U.S. cannot be utilized to offset the taxable income generated in foreign countries. Therefore, we may incur certain income tax expenses in any fiscal year while the Company, on a consolidated basis, may report a loss before income taxes. Although we believe that our estimates are reasonable, no assurance can be given that the final outcome of these matters will not be different from what is reflected in the historical income tax provisions and accruals.
We assess the likelihood that our deferred tax assets can be recovered. If recovery is not likely, the provision for taxes must be increased by recording a reserve in the form of a valuation allowance for the deferred tax assets that are estimated not to be ultimately recoverable. In this process, certain relevant criteria are evaluated including the existence of deferred tax liabilities that can be used to absorb deferred tax assets, the taxable income that can be used to absorb net operating losses and credit carry-backs, and taxable income in future years. Our judgment regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors. These changes, if any, may require material adjustments to these deferred tax assets and an accompanying reduction or increase in net income in the period when such determinations are made. For U.S. income tax purposes no provision has been made for U.S. taxes on undistributed earnings of overseas subsidiaries with which the Company intends to continue to reinvest.
In addition to the risks described above, the effective tax rate is based on current enacted tax law. Significant changes during the year in enacted tax law could affect these estimates.
Impairment of Long-Lived Assets
We review long-lived assets for impairment when certain indicators are present that suggest the carrying amount may not be recoverable. This review process primarily focuses on other intangible assets from business acquisitions and property, plant and equipment. Factors considered include the under-performance of a business compared to expectations and shortened useful lives due to planned changes in the use of the assets. Recoverability is determined by comparing the carrying amount of long-lived assets to the estimated future undiscounted cash flows. If the estimated future undiscounted cash flows are less than the carrying amount of the long-lived assets, an impairment charge would be recognized for the excess of the carrying amount over fair value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. Additionally, in the case of assets that will continue to be used by the Company in future periods, a shortened life may be utilized if appropriate, resulting in accelerated amortization or depreciation based upon the expected net realizable value of the asset at the date the asset will no longer be utilized by the Company. Actual results may vary from estimates due to, among other things, differences in operating results, shorter asset useful lives and lower market values for excess assets.

Executive Summary
Consolidated operating Results — Revenue increased 16% to $29,099 for fiscal 2006 compared to $25,061 for fiscal 2005. Net income in fiscal 2006 was $9,056, or $2.90 per diluted share, which included an income of $8,459 from discontinued operations.
In fiscal 2006, the following significant events took place:
•	We closed our operation in Ireland in November 2005;

•	We acquired a testing business in Shanghai, China in January 2006; and

•	We distributed a cash dividend of $0.50 per share, totaling $1,608 distributed.
In fiscal 2005, one significant event took place:
•	We acquired a testing business in Malaysia in July 2004.
General Financial Information
During the fiscal year ended June 30, 2006, total assets increased by $11,039 from $18,345 at June 30, 2005 to $29,384 at June 30, 2006. The majority of the increase was in cash, short term deposits, accounts receivables, inventory, prepaid expenses and other assets, but offset with a decrease of $103 in property, plant and equipment and a decrease of $75 in other intangibles.
Cash and short-term deposits at June 30, 2006 totaled $10,390, an increase of $5,740, or 123%, compared to a total of $4,650 at June 30, 2005. During fiscal 2006, cash increased due mainly to the net proceeds of $8,401 received from the sale of property in Dublin, Ireland, the receipt of $784 in proceeds from the exercising of stock options, and the proceeds of $1,062 from long-term debt. However, this increase in cash and short-term deposits was offset by capital expenditures of $1,255, the repayments of an aggregate $1,036 for the reduction in debts and capital leases (which included the repayment of $88 to the outstanding equipment loans located in Ireland), the payment of dividends totaling $1,608, and net repayments of $220 on the lines of credit.
Accounts receivable at June 30, 2006 was $8,518, an increase of $4,340, or 104%, compared to $4,178 at June 30, 2005. The increase was attributable mainly to higher sales from the testing and manufacturing segments in Southeast Asia in fiscal 2006, compared to the same category of revenue in fiscal 2005. The total sales from all three segments for fiscal 2006 were $29,099, an increase of $4,038, or 16.1%, compared to the total sales of $25,061 for fiscal 2005. The turnover of accounts receivables was 80 days for fiscal 2006, an increased of 23 days or 40%, compared to 57 days for fiscal 2005. The increase in the turnover days of accounts receivable was a result of the increase in sales in the manufacturing segment located in Singapore to a major customer with a credit term of 60 days during June 2006.
Inventory at June 30, 2006 was $2,447, increased by $863, or 55%, compared to $1,584 at June 30, 2005. The increase was due mainly to more purchases by the manufacturing segment as a result of an increase in sales in that segment. The turnover of inventory was 35 days for fiscal 2006, increased by 6 days, or 21%, compared to 29 days for fiscal 2005.
Property, plant and equipment at June 30, 2006 were $7,073, decreased by $103, or 1%, compared to $7,176 at June 30, 2005. Capital expenditures for fiscal 2006 were $1,678, decreased by $1,958, or 54%, compared to $3,636 for fiscal 2005. The decrease in capital expenditures was a result of purchasing machinery and equipment for the acquired testing operation located in Malaysia during fiscal 2005 in order to meet customers’ demands, whereas no such additions were required in 2006.
Total liabilities at June 30, 2006 were $9,796, increased by $2,809, or 40%, compared to $6,987 at June 30, 2005. The increase in liabilities was mainly due to the increase in accounts payable, accrued expenses, income tax payable and notes payable, offset by the decrease in lines of credit.
Accounts payable at June 30, 2006 increased by $2,128 from $1681 in fiscal 2005 to $3,809 in fiscal 2006. The increase in accounts payable was a result of the increase in material purchases to support the sales backlog in the Singapore manufacturing segment in order to satisfy future delivery requirements.
Income tax payable increased by $143, from $168 for fiscal 2005 to $311 for fiscal 2006 in the Singapore operations, which was attributed mainly to the increase in taxable income. Lines of credit decreased by $220 as a result of the repayments made by our Singapore subsidiaries in the normal course of business.

Comparison of Operation Results
Comparison of Fiscal 2006 and 2005
The following table presents certain data from the consolidated statements of income as a percentage of net sales for fiscal 2006 and 2005:

	2006	2005
Net Sales	100.0%	100.0%
Cost of Sales	72.7%	75.9%

Gross Margin	27.3%	24.1%

Operating Expenses
General and administrative	21.7%	17.8%
Selling	3.3%	4.2%
Research and development	0.2%	0.4%
Impairment Loss	0.2%	0.3%
Loss (Gain) on disposal of PP&E	0.1%	0.0%

Total Operating Expenses	25.5%	22.7%

Income from operations	1.8%	1.4%

Overall Revenue
The overall revenue is composed of the revenues from the manufacturing, testing and distribution segments. The following table presents the components of the overall revenue realized in fiscal 2006 and 2005 in percentage format, respectively.

	Years Ended June 30,
	2006	2005

Revenues:
Manufacturing	42.77%	42.62%
Testing	49.67	45.12
Distribution	7.56	12.26

Total	100.00%	100.00%

Net sales for fiscal 2006 were $29,099, an increase of $4,038, or 16.1%, compared to $25,061 for fiscal 2005. The increase in net sales can be discussed within three segments.
As a percentage of the total revenue, the revenue generated by the manufacturing segment for fiscal 2006 was almost the same as the revenue in fiscal 2005. However, in terms of dollar amount, the revenue for fiscal 2006 was $12,444, an increase of $1,763 or 16%, compared to $10,681 for fiscal 2005. We believe that the increase in revenue generated by the manufacturing segment was due to a greater demand from the personal computer market in Asia, which in turn led to a greater demand for our products. The demand for our burn-in systems appeared to increase concurrently with the demand for more microprocessor chips in Southeast Asia. Such increase resulted from an increase in demand from one of our major customers, which was a result of that customer’s growing share in the market for chips in personal computers. Due to the competitive environment in the manufacturing segment, we anticipate that we will continue to implement our cost reduction plan by outsourcing a portion of our manufacturing process to outside suppliers, such as electrical and mechanical fabrication houses, and seek competitively priced materials.
The backlog in the manufacturing segment increased by more than 323%, from $882 in fiscal 2005 to $3,729 in fiscal 2006, due to demand for more microprocessor chips in Southeast Asia.
As a percentage of the total revenue, the revenue generated by the testing segment in fiscal 2006 accounted for 49.67% of total sales, representing an increase of 4.55%, compared to 45.12% in fiscal 2005. In terms of dollar amount, the revenue for fiscal 2006 was $14,455, reflecting an increase of $3,148, or 27%, compared to $11,307 for fiscal 2005. The increase in revenue generated by the testing segment was attributable to our testing operations in Singapore and Malaysia. These operations achieved better sales performances, compared to their performance in fiscal 2005, due to a hike in demand for testing services in Southeast Asia. We believe that the increase in demand for testing services resulted from the strong economic growth and robust development in the electronics manufacturing industries in China. In addition, an increase in demand from one of our customers with regard to its high-end personal computers, notebooks and server chips also contributed to the increase. Demand for testing services varies from time to time depending on changes taken place on the market and our customers’ forecasts. We anticipate that our customers will continue to request our services to perform “burn-in” on chips to be used in wireless handsets, automotive applications and wired communications, all of which are currently in high demand in their respective markets.
Our testing facilities provide customers with a full range of testing services, such as burn-in and product life testing for finished semiconductors or packaged components. The acquisition of a testing operation in Shanghai in January 2006 is expected to pave a road for us to expand our testing and burn-in services in China’s market.
Backlog in the testing segment at June 30, 2006 was $12,029, an increase of $4,645, or 63%, compared to $7,384 at June 30, 2005 due to the demand for testing services with regard to faster speed microprocessor chips in Southeast Asia.
As a percentage of the total revenue, the revenue generated by the distribution segment in fiscal 2006 accounted for only 7.56%, a decrease of 4.7%, compared to 12.26% in fiscal 2006. In terms of dollar amount, revenue for fiscal 2006 was $2,200, a decrease of $873, or 28%, compared to $3,073 for fiscal 2005. The contributing factors behind this drop were lower demand for back-end products such as Vibration equipment and Chambers in the third and fourth quarters of fiscal 2006, a saturation of equipment and electronic components in the current market, and continued conservative spending on capital equipment by many companies.
We continued to focus our marketing efforts on Asia, as we believe that the recovery of equipment sales in that region is improving more rapidly than sales within the U.S. Equipment sales in the U.S. continue to decline as many companies are still conservative in capital equipment spending. The distribution operation located in Singapore will focus on selling Wet Process Stations primarily to research institutions and local universities. Equipment and electronic component sales are very competitive, as the products are prevalent in the market. Thus, “add value” has been a key phrase in the mission statement of the distribution segment.
The backlog in the distribution segment at June 30, 2006 was $535, reflecting a decrease of $564 or 51%, compared to the backlog of $1,099 at June 30, 2005 due to a lower demand for back-end products, such as Vibration equipment, chambers and wafer fabricator.
Overall Gross Margin
Overall gross margin, as a percentage of net sales, improved by 3.2% from 24.1% for fiscal 2005 to 27.3% for fiscal 2006. In terms of dollar amount, gross margin for fiscal 2006 was $7,931, an increase of $1,884, or 31%, compared to $6,047 for fiscal 2005. The increase in overall gross margin was due to the decrease of material costs in the manufacturing segment, and better utilization of testing facilities in the testing segment, offset by the decline of gross margin in the distribution segment due to lower margin back-end products.
Gross margin as a percentage of revenue in the manufacturing segment was improved by 3.8%, from 15.3% in fiscal 2005 to 19.2% in fiscal 2006. In terms of dollar amount, gross margin in the manufacturing segment in fiscal 2006 was $2,384, an increase of $746, or 46%, compared to $1,638 in fiscal 2005. The increase in gross margin was mainly due to lower material cost incurred. The reduction in material cost was the result of our cost reduction plan, under which portion of the manufacturing process was outsourced to cost effective, competitive vendors.
Gross margin as a percentage of revenue in the testing segment was improved by 3.2%, from 32% in fiscal 2005 to 35.2% in fiscal 2006. However, in terms of dollar amount, gross margin in the testing segment for fiscal 2006 was increased by 40% to $5,092 for fiscal 2006 from $3,617 for fiscal 2005. The increase in gross margin was consistent with the increase in revenue. Our testing facilities require substantial investment to be built and significant portions of our operating costs are fixed in nature. In general, these costs do not decline along with reductions in customer demand or the utilization of our testing capacity, which in turn can adversely affect our profit margin. Conversely, as product demand rises and facility utilization increases, the fixed costs are spread over the increased output, which improve our profit margins.
Gross margin, as a percentage of revenue in the distribution segment, was decreased by 5.1% from 25.8% for fiscal 2005 to 20.7% for fiscal 2006. In terms of dollar amount, gross margin in the distribution segment in fiscal 2006 was $455, a decrease of $338, or 43%, compared to $793 in fiscal 2005. The decline in gross margin was because the revenue in the distribution segment for fiscal 2006 was primarily generated from low margin back-end products.

Operating Expenses
Operating expenses for fiscal 2006 and 2005, respectively, were as follows:

(In Thousands)	2006	2005
General and administrative	$6,321	$4,466
Selling	$970	$1,058
Research and development	$70	$93
Impairment loss	$61	$70
Loss on disposal of PP&E	$22	$1

	$7,444	$5,688

General and administrative expenses increased by $1,855, or 41.5%, from fiscal 2005 to fiscal 2006 due to an increase of $546 in payroll expenses as a result of a larger headcount to handle the rise in sales volume, an increase of $78 in provision for doubtful debts, and an increase of $388 in general and administration expenses. Directors and officers bonuses increased by $843 as a result of the gain related primarily to the sale of the Ireland property. These bonuses were granted based primarily on a percentage of our pre-tax profits for fiscal 2006, which is consistent with our long standing compensation programs for directors and corporate officers. With regard to the gain of the property located in Dublin, Ireland, the recipients agreed to take their bonuses based on after-tax profits.
Selling expenses decreased by $88, or 8.3%, from fiscal 2005 to fiscal 2006 due to fewer net sales in the distribution segment, which had a commission basis.
Research and development decreased by $23, or 24.7%, from fiscal 2005 to fiscal 2006 due to less activity and fewer employee costs in the U.S. operation.
Impairment loss decreased by $9, or 12.9%, from fiscal 2005 to fiscal 2006 due to fewer burn-in equipment and machinery in Singapore becoming obsolete. The burn-in equipment and machinery become obsolete as technology changes. The impairment loss consisted of machinery, equipment and leasehold improvements (pertaining to the Singapore operations) due to changes in demand for certain burn-in services, which in turn made certain of our existing burn-in facilities obsolete.
Loss on disposal of property, plant and equipment increased by $21 from fiscal 2005 to fiscal 2006 due to the disposal of certain fixed assets at a loss.
Income from Operations
Income from operations, as a percentage of total revenue, improved marginally by 0.3% from 1.4% for fiscal 2005 to 1.7% for fiscal 2006. In terms of dollar amount, income from operations increased by $128, or 36%, from $359 for fiscal 2005 to $487 for fiscal 2006 due to an increase in gross profit of $1,884, offset with a net increase in operating expenses of $1,756.
Interest Expense
The interest expenses for fiscal years 2006 and 2005 were as follows:

(In Thousands)	Fiscal 2006	Fiscal 2005

Interest expense	$142	$165
Interest expenses decreased by $23, or 14%, from fiscal 2005 to fiscal 2006 due mainly to a lower usage of lines of credit. However, this was offset by an increase in term loans in the Singapore operation.
Other Income
Other income for fiscal years 2006 and 2005 was as follows:

(In Thousands)	Fiscal 2006	Fiscal 2005

Other income	$598	$182
Other income increased by $416, or 228.6%, from fiscal 2005 to fiscal 2006 primarily due to the increase in interest income generated from short-term deposits and an increase in other items, but offset by the currency transactional loss. Interest income in fiscal 2006 was increased by $155 due to short-term deposits made using the proceeds from the sale of the property in Dublin, Ireland. Other items increased by $317 which was mainly due to the reversing of a provision of $269 in the fourth quarter, related to the value added tax assessment incurred in our Bangkok testing operations in fiscal 1996. The reversal was a result of the review conducted by the tax authority in Thailand to comply with the tax regulation there. Also contributing to the increase of other items was the receipt of $39 received from the Ireland government due to redundant payments incurred in our former testing operations in Ireland. These were offset by a currency translation loss, which increased by $56 from a current transactional gain of $10 for fiscal 2005.
Income Tax
Income tax provision increased by $100, or 63.3%, from $158 in fiscal 2005 to $258 in fiscal 2006. This increase was primarily attributed to higher taxable income generated from the Singapore location. The Singapore operations generated a profit of $2,966 in fiscal 2006, up from $1,429 in fiscal 2005. The income tax amount included a provision for deferred tax liability of $28 for the Singapore operation and net of a deferred tax liability of $10 for the Bangkok operation as a result of the reversal of deferred tax assets provision from the prior year. These were offset by net of a deferred tax assets provision of $86 for the Malaysia operation. The effective tax rate decreased from 42% in fiscal 2005 to 27% in fiscal 2006. The decrease was due to the use of foreign tax credits and general business credits, offset by the dividend income in fiscal 2006.
Income from Discontinued Operations
Income from discontinued operations for fiscal 2006 was $8,459, which included a gain of $8,909 from the sale of property located in Dublin, Ireland offset by a loss of $450 from discontinued operations.
Net Income
Net income for fiscal 2006 increased 3,997% over net income for fiscal 2005. Net income was $9,056 in fiscal 2006 compared to $221 for fiscal 2005. The main factor that contributed to the increase of $8,835 was the gain of $8,909 from the sale of property located in Dublin, Ireland. The increase of $381 in income from continuing operations was due to the increase of net sales and the increase of $416 in other income. The majority of the other income was from the reversal of a tax provision of $269 in the fourth quarter, in accordance with instruction from the tax authority in Thailand.
Earnings per Share
Basic and diluted earnings per share from continuing operations were $0.19 in fiscal 2006, an increase of $0.12. Basic and diluted earnings per share from discontinued operations were $2.72 and $2.70, respectively, in fiscal 2006, as compared to $0 in fiscal 2005, mainly due to income from discontinued operations derived from the sale of the Dublin, Ireland property.
Segment Information
The revenue, gross margin and income from each segment for fiscal 2006 and fiscal 2005, respectively, are presented below. As the segment revenue and gross margin for each segment have been discussed in the previous section, only the comparison of income from operations is discussed below.
Manufacturing Segment

Manufacturing Segment
(In Thousands)	Fiscal 2006	Fiscal 2005

Revenue	$12,444	$10,681
Gross margin	19.2%	15.3%
Loss from operations	$(78)	$(108)
Loss from operations in the manufacturing segment decreased from $108 in fiscal 2005 to $78 in fiscal 2006. The improvement in operating loss was due to the increase of $1,764 in gross revenue in fiscal 2006. The cost of goods sold in the manufacturing segment as a percentage of sales by the segment also decreased from 85% in fiscal 2005 to 81% in fiscal 2006 due to lower material costs incurred.

Testing Segment

Testing Segment
(In Thousands)	Fiscal 2006	Fiscal 2005

Revenue	$14,455	$11,307
Gross margin	35.2%	32.0%
Income from operations	$1,454	$540
Income from operations in the testing segment in fiscal 2006 was $1,454, an increase of $914, or 169%, compared to $540 in fiscal 2005. The increase was due primarily to the increase of $1,475 in gross margin previously discussed. In addition, an increase in demand from one of our customers with regard to its high-end personal computers, notebooks and server chips also contributed to the increase. Offsetting the positive increase was an increase of $561 in operating expenses. Operating expenses in the testing segment were $3,638 and $3,077 for fiscal 2006 and 2005, respectively. The increase in operating expenses was primarily due to the increase in payroll and related expenses, as a result of the increase in headcount in Singapore in fiscal 2006.
Distribution Segment

Distribution Segment
(In Thousands)	Fiscal 2006	Fiscal 2005

Revenue	$2,200	$3,073
Gross margin	20.7%	25.8%
Loss from operations	$(118)	$(80)
Loss from operations in the distribution segment increased from $80 in fiscal 2005 to $118 in fiscal 2006. The increase in operating loss was attributable to a decrease in gross profit of $338, and offset by a decrease in operating expenses of $300. The decline in gross margin was a result of the revenue primarily from low margin back-end products in fiscal 2006. Operating expenses were $573 and $873 for fiscal 2006 and fiscal 2005, respectively. The decrease in operating expenses was attributable to lower selling expenses as the result of the decrease in sales.
Corporate
The (loss) income from operations for Corporate for the third quarters of 2006 and 2005 were as follows:

(In Thousands)	Fiscal 2006	Fiscal 2005

Income (Loss) from operations	$(771)	$7
Corporate operating income decreased by $778 to a loss of $771 in fiscal 2006 from an income of $7 in fiscal 2005. Such a decrease in corporate income was attributable to higher director and corporate officer bonuses of $859 incurred in fiscal 2006, whereas the director and corporate officer bonuses were $16 in fiscal 2005.

Comparison of Fiscal 2005 and 2004
The following table sets forth certain consolidated statements of income data as a percentage of net sales for fiscal 2005 and 2004:
Overall Net Sales and Gross Margin

	2005	2004
Net Sales	100.0%	100.0%
Cost of Sales	75.9%	75.2%

Gross Margin	24.1%	24.8%

Operating Expenses
General and administrative	17.8%	19.3%
Selling	4.2%	4.7%
Research and development	0.4%	0.6%
Impairment Loss	0.3%	0.0%
Loss (Gain) on disposal of PP&E	0.0%	(0.2%)

Total Operating Expenses	22.7%	24.4%

Income from operations	1.4%	0.4%

Overall Revenue
The overall revenue is composed of the revenues from the manufacturing, testing and distribution segments. The following table presents the components of the overall revenue realized in fiscal 2005 and 2004 in percentage format, respectively.

	Years Ended June 30,
	2005	2004

Revenues:
Manufacturing	42.62%	38.14%
Testing	45.12	45.09
Distribution	12.26	16.77

Total	100.00%	100.00%

Net sales for fiscal 2005 were $25,061, increased by $6,400, or 34.3%, compared to $18,661 for fiscal 2004. The increase in net sales can be discussed within the three segments.
As a percentage of the total revenue, the revenue generated by the manufacturing segment was increased by 50% from fiscal 2004 to fiscal 2005. The increase was due in part to increased sales of burn-in systems, which improved by $662 with a 47.4% increase in quantity sold and a drop in average unit selling price of 13.3%, and increased sales of burn-in boards by $3,954, a 234.7% spike in quantity sold and a 14.5% rise in average unit selling price. Some of our electronic device manufacturing customers increased their capital equipment in order to meet their increase in production capacity. The personal computer market expanded in Asia, leading to greater demand for electronic components. The increase in sales of burn-in boards derived from newly acquired customers in this region whom the Company had been pursuing for some time. However, these factors were offset by lower sales of Artic Temperature Controlled Chucks, Environmental Test Equipment and Wet Process Stations. Sales of Artic Temperature Controlled Chucks were dropped by $100 from fiscal 2004 to fiscal 2005, with a decrease of 66.7% in quantity sold and an increase of 54.4% in average unit selling price. Environmental Test Equipment sales weredeclined by $96 from fiscal 2004 to fiscal 2005, with a 30% increase in quantity sold, but a 50.5% decrease in the average unit selling price. Sales for both of these items were affected by cautious spending in the U.S. due to inventory adjustments on capital equipment in the distribution channel, which in turn affected the manufacturing of equipment in the U.S. operation. Sales of Wet Process Stations of $1,003 from fiscal 2004 primarily came from Universal Systems. This manufacturing operation in San Jose, California was moved to Singapore in fiscal 2004 due to high manufacturing costs in the U.S. Singapore distribution personnel were trained to manufacture Wet Process Stations at that time. During fiscal 2005, a Wet Process Station was delivered to the customer, but the Company was unable to recognize the sale as it did not meet our revenue recognition policy (SAB104). Therefore, no Wet Process Stations were sold in fiscal 2005.
As a percentage of the total revenue, the revenue generated by the testing segment was increased by $2,893, or 34%, from fiscal 2004 to fiscal 2005. The bulk of the sales increase was in our newly acquired burn-in operation in Malaysia, which accounted for approximately 16.6% of total burn-in services. Although the Singapore testing operation experienced a change in services mix, the high demand for testing of the new type of microprocessor chips was more than enough to make up for the drop in sales volume for testing of the slower speed microprocessor chips. Customers changed their requirements, which resulted in a lower average unit selling price for many of our products. However, we expect to be compensated for this by the increase in burn-in services demanded for the new, faster microprocessor chips. The semiconductor market in Thailand declined noticeably, and our operation in that region experienced a drop off in sales of 17.8% to $353 in fiscal 2005 as compared to sales of $430 in fiscal 2004.
As a percentage of the total revenue, the revenue generated by the distribution segment was decreased slightly by $57, or 1.8%, from fiscal 2004 to fiscal 2005. However, the distribution segment had a significant change in sales mix. Higher margin Test Chambers, Vibration equipment and other products increased in sales by $717 in fiscal 2005 over fiscal 2004, with a 68.8% increase in quantity sold and a 14.6% rise in average unit selling price. This was mainly due to the semiconductor markets in Taiwan and China, which grew strongly over that year. The majority of our new customers had facilities set up in China and needed test equipment for their quality control. Hence, there was a hike in demand for Vibration equipment and Test Chambers from customers in Asia. In addition, a new distribution operation was set up in Singapore in fiscal 2005 to act as a distributor of electronic components for customers in the region, which also positively impacted sales. Sales of lower-margin front-end products were declined by $688 from fiscal 2004 to fiscal 2005, with a drop of 22.2% in quantity sold and a decline of 17.3% in average unit selling price. The reason for this decrease was the decline in customer demand for these products in the U.S. Thus, the sales team shifted focus from lower-margin front end products to marketing other, more profitable products. Sales of parts and services dropped $90 from fiscal 2004 to fiscal 2005 as the Company shifted its focus to training and testing on the manufacturing of Wet Process Stations.
Overall Gross Margin
The overall gross margin declined slightly from 24.8% in fiscal 2004 to 24.1% in fiscal 2005. The erosion in the margin was the result of a surge in sales for low-margin burn-in boards, which caused the group margin to slide 0.7% compared to the previous fiscal year. In addition, inventory totaling $33 was written off in the U.S. manufacturing operation due to obsolescence. The decline in overall gross margin from the manufacturing segment was partially offset by increased margins in the testing and distribution segments, which were the result of many factors to be further explained.
The gross margin in the manufacturing segment was decreased by 4%, even though sales increased by 50% compared to fiscal 2004. The hike in sales of burn-in boards was not enough to raise the overall gross margin, and the same was true for the hike in quantity sold of burn-in systems, though their price had lowered. However, the Company wished to continue manufacturing low-margin burn-in boards in order to maintain market share. Sales by the manufacturing segment in the U.S. dropped 67.4% from $2,883 in fiscal 2004 to $940 in 2005, but the cost of sales, which included fixed and semi-fixed costs, did not decrease proportionately due to the fact that the operation was already operating at minimal cost. Additionally, the U.S. operation had to write off $33 in inventory due to obsolescence
The gross margin in the testing segment was increased by 2.0% from fiscal 2004 to fiscal 2005. The improvement in the Singapore testing operation increased the overall margin for this segment. By upgrading the existing facilities in that region, the operation avoided incurring additional rental costs for the burn-in services for the new chips and saved in terms of minimal renovation costs without incurring much depreciation. However, further renovation will incur more costs. With more efficient manpower scheduling, labor costs as a percentage of sales dropped from 19.3% in fiscal 2004 to 17.6% in fiscal 2005, which also positively impacted the gross margin for this segment.
The 2.6% increase in gross margin for the distribution segment was due to the substantial percentage increase in quantity and average unit selling price for Test Chambers and Vibration equipment. The increase in margin for Test Chambers and Vibration equipment was able to negate the negative impact from decreased sales volume and selling prices of lower-margin products and spare parts.
Operating Expenses
The operating expenses for fiscal years 2005 and 2004 were as follows:

(In Thousands)	2005	2004
General and administrative	$4,466	$3,609
Selling	$1,058	$875
Research and development	$93	$117
Impairment loss	$70	$4
Loss (gain) on disposal of PP&E	$1	$(39)

	$5,688	$4,566

As a percentage of sales, operating expenses decreased by 1.7% from 24.4% in fiscal 2004 to 22.7% in fiscal 2005. This slight drop was attributable to the decrease in general and administrative expenses as a percentage of sales in the manufacturing segment.
General and administrative expenses, as a percentage of sales, were decreased by 1.6%, from 19.4% in fiscal 2004 to 17.8% in fiscal 2005. This was primarily due to the sudden surge in sales of burn-in boards and systems in the manufacturing segment, while at the same time, keeping operating expenses in this segment minimal. On the other hand, in terms of dollar value, general and administrative expenses increased by $857 compared to fiscal 2004 due to a number of factors. Salaries in the Southeast Asia region increased $314 to accommodate the new testing operation in Malaysia and the higher headcount needed in the Singapore cost center to support operations in Southeast Asia. Bonus provisions in the amount of $87 were incurred in 2005 due to better performance by the Singapore Testing and Manufacturing operations personnel, whereas there was a reversal of bonuses in the amount of $97 in 2004 due to unmet bonus criteria. Increased professional fees, such as an ISO audit and outsourcing of accounting services, contributed to $72 of the increase in the Singapore and Thailand operations. Depreciation costs from the Thailand and Malaysia operations increased by $53 due to the addition of a building extension and facility renovations needed to accommodate new products. Furthermore, the Company accrued $51 in fiscal 2005 for an annual event, which was cancelled in fiscal 2004. We incurred higher bank charges of $14 in the Singapore operation for the renewal of a guarantee and an increase in insurance in the amount of $9 for a new policy. We incurred $73 in the Malaysia operation due to higher operating expenses such as printing and stationary, insurance, upkeep of office and non-capitalized assets, as well as a higher provision for doubtful debts of $22, as the tenant in our Malaysia facility defaulted on payment. In the same operation was an overprovision for the cost of moving equipment in fiscal 2004 after the operation was scaled down. We incurred an increase in amortization costs of $96 for customer relation intangibles in the Malaysia operation, and an increase of $9 for legal matters pertaining to this newly acquired facility. We also incurred fees of $10 for consulting work on SOX 404 requirements and legal fees of $17 for the newly acquired operation for SEC disclosure purposes. Corporate officers traveled more in fiscal 2005, increasing travel and entertainment costs by $19. Another $30 in board fees were incurred due to an adjustment in directors’ compensation at the beginning of the fiscal year. Furthermore, there was a reversal of bonuses of $41 in the U.S. operation in fiscal 2004 due to unmet bonus criteria, whereas no such reversal occurred in 2005. Finally, there was an increase in bad debts expense of $11 in one of the U.S. operations for irrecoverable debt and $9 in miscellaneous costs. However, all of these factors were somewhat offset by certain factors, such as a $57 savings from the Universal Systems operation after it was relocated from San Jose to Singapore. For the same reason there were savings of $17 in equipment rental, $73 in insurance and $20 in audit fees. Also, there was lower headcount in the accounting department in the U.S., which lowered the salary expenditure by $43. Finally, there was $10 in lowered audit fees, as the service for fiscal 2005 had not yet been performed. The expenses incurred in the Ireland operation were included in discontinued operations.
As a percentage of sales, selling expenses decreased slightly from 4.7% in fiscal 2004 to 4.2% in fiscal 2005 due primarily to the surge in the manufacturing sales, which offset an increase in headcount in distribution and higher commission and advertisement costs in Singapore. However, in terms of dollar value, selling expenses increased by $183 from fiscal 2004 to fiscal 2005 due to several factors. Salaries increased by $87 due to increased headcount for the expansion of the distribution operation in Singapore. The provision of warranty increased by $8 and commissions increased by $115 due to higher equipment sales in the manufacturing and distribution segments, respectively. Additionally, there was commission income in the distribution segment in the amount of $52 in fiscal 2004 and none in fiscal 2005. Finally, $14 more in advertising costs were spent in order to procure new customers in Singapore. All these factors were somewhat offset by savings in salaries of sales personnel of $50, commission of $20 and rental and utilities of $33 as compared to fiscal 2004, due to the relocation of the manufacturing operation from San Jose to Singapore. Additionally, some new customers of our Malaysia and Singapore operations were located in those same areas, therefore cutting travel expenses by $8.
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
There was a gain on disposal of fixed assets of $39 in fiscal 2004, derived primarily from the Thailand operations, on sales of equipment and boards. There was a minimal loss in fiscal 2005 on disposal of fixed assets.
Income from operations
Income from operations as a percentage of sales was improved marginally by 1% from fiscal 2004 to 2005. In absolute amount it went up $303 from $56 in fiscal 2004 to $359 in fiscal 2005 due to the increase in gross profit of $1,425, but was offset with a net increase in operating expenses of $1,122.

Interest Expense
The interest expenses for fiscal years 2005 and 2004 were as follows:

(In Thousands)	2005	2004
Interest expense	$(165)	$(104)
Interest expense was increased by $61 from fiscal 2004 to fiscal 2005. This was due to higher usage of credit by the Singapore operations for the expansion of its facilities, thereby incurring higher interest expenses of $77. The higher expenses were offset by a decrease in the interest from capital leases of $15 and a decrease in miscellaneous expenses of $1.
Other Income
Other income for fiscal years 2005 and 2004 were as follows:

(In Thousands)	2005	2004
Other income	$182	$257
Other income decreased by $75 from fiscal 2004 to fiscal 2005 due to several factors. There was a gain on marketable securities of $115 after the Malaysia subsidiary disposed of all investments and subsequently exited the market in fiscal 2004, whereas there was no such transaction in fiscal 2005. Furthermore, there was lower interest income of $20 and lower dividend income of $2 from the Malaysia subsidiary. There was an exchange gain of $22 in the Singapore and Thailand operations. Finally, sundry income increased by $17.
Income Tax
The total income tax provision was increased by $166, from a negative $8 in fiscal 2004 to $158 in fiscal 2005. Of the change of $166, there was an increase in the current portion of foreign income tax of $52, from $77 in fiscal 2004 to $129 in fiscal 2005. This increase was attributable mainly to the higher taxable income generated by our Singapore operation. The Singapore operation generated a profit of $561 in fiscal 2005 and a loss of $61 in fiscal 2004. In addition, there was a tax provision of $35 in the Thailand operation based on taxable income of $154 in fiscal 2005. This was lower compared to the tax provision of $55 in fiscal 2004 based on taxable income of $231. Even though the Malaysia operation suffered losses in fiscal 2005, there were still certain minimal tax provisions incurred.
The increase in deferred income tax provision of $38 which was incurred in fiscal 2005 was the difference between deferred tax liability solely in Singapore of $682 as of June 30, 2005 and $644 as of June 30, 2004. Comparing the deferred income tax benefit of $67 for fiscal 2004, the resulting change was $105, accounting for 67% of the total change of $157 aforementioned. The increase in deferred tax liabilities was attributable mainly to the result of the timing differences related to the recording of depreciation expenses for book and tax purposes and estimated tax liability resulting from accumulated corporate expenses allocated from the U.S. In the meantime, the Company did not recognize any deferred income tax benefits related to net operating losses generated in the U.S. Management believes that it was more likely than not that these future benefit from these timing differences would not be realized. Accordingly, the Company provided a full valuation on the estimated deferred tax assets.
The Company’s effective income tax rate increased from 5% in fiscal 2004 to 43% in fiscal 2005. The higher effective income tax rate in fiscal 2005 was due mainly to the decrease in foreign tax rate reduction which was negative 9% for fiscal 2005 compared to negative 37% in fiscal 2004. The decrease in foreign tax rate reduction was the result of an increase in income tax provision in our subsidiaries outside the U.S. for fiscal 2005 compared to the income tax provision in these subsidiaries for fiscal 2004. In addition, the change in valuation allowance to deferred tax assets in fiscal 2005 contributed 9% compared to 2% in fiscal 2004. Finally, other permanent differences contributed 3% in fiscal 2005 whereas there were none in fiscal 2004.
The Company files income tax returns in the U.S., Singapore, Thailand, and Malaysia, respectively. Income taxes are provided in those countries where taxable income is earned. Income in one country is not offset by losses in another country. Accordingly, no benefit is provided for losses in the countries except where the loss can be carried back against income recognized in previous years. In essence, the effect of providing tax provision against taxable income and providing no benefit for losses generated in the U.S. results in an effective tax rate that differs from the federal statutory rate.
Net Income
Net income for the fiscal year ended June 30, 2005 was approximately $221, which represented an increase of $1 from a net income of $220 for fiscal 2004. Consequently, basic and diluted earnings per share from continuing operations increased by $0.01 to $0.07 and from $0.05 to $0.07 respectively, in fiscal 2005. Basic and diluted earnings per share from discontinued operations decreased by $0.01 to $0 and from $0.02 to $0, respectively.

Segment Information
Manufacturing Segment
The revenue, gross margin and loss from operations for the Manufacturing segment for fiscal years 2005 and 2004 were as follows:

(In Thousands)	2005	2004

Revenue	$10,681	$7,117
Gross margin	15.3%	19.3%
Loss from operations	$(108)	$(207)
Loss from operations went down from $207 in fiscal 2004 to $108 in fiscal 2005. The relocation of Universal Systems resulted in the reduction of certain fixed costs, such as $107 in salaries, $123 in office and equipment rental, $123 in utilities and insurance costs, $20 in commissions, and another $20 in professional and audit fees. The transferred operation is currently being operated by existing Singapore personnel. General and administrative expenses in the manufacturing segment as a percentage of sales by that segment dropped from 12.6% in fiscal 2004 to 9.8% in fiscal 2005, while selling expenses as a percentage of sales dropped from 5.5% to 2.9%, mainly due to the 50.0% increase in sales in fiscal 2005 compared to fiscal 2004. Furthermore, the manufacturing operation in Singapore managed the sales increase with its existing headcount while outsourcing some projects in order to maintain a lean workforce. With this strategy, the operation was able to operate at lower overhead.
Testing Segment
The revenue, gross margin and income from operation for the testing segment for fiscal years 2005 and 2004 were as follows:

(In Thousands)	2005	2004
Revenue	$11,307	$8,414
Gross margin	32%	29.9%
Income from operations	$540	$287
The testing segment experienced a $253 increase in income from operations from fiscal 2004 to fiscal 2005. Much of this improvement was due to higher gross profit. Some was the result of more efficient scheduling of manpower and the upgrading of some of our existing facilities to cater to the changing requirements of customers, which put us at a competitive edge and allowed us to generate greater profits. Despite higher general and administrative expenses in this segment, which increased from 20.3% in fiscal 2004 to 22.1% in fiscal 2005, the gross profit was more than enough to offset the higher salaries, salary-related expenses and additional costs for setting up the newly acquired burn-in facility in Malaysia.
Distribution Segment
The revenue, gross margin and loss from operations for the Distribution segment for fiscal years 2005 and 2005 were as follows:

(In Thousands)	2005	2004
Revenue	$3,073	$3,130
Gross margin	25.8%	23.2%
Loss from operations	$(80)	$(27)
Operating income in the distribution segment dropped by $53 from fiscal 2004 to fiscal 2005. This decline was mainly due to lower sales and greater selling expenses incurred in the Singapore Distribution operations. Additionally, we mobilized some of our engineers to undergo training on the manufacturing of Wet Process Stations. This training and testing required a fair amount of time and cost for these engineers, impacting the income from operation in this segment. Additionally, selling expenses as a percentage of sales increased from 11.2% in fiscal 2004 to 19.5% in fiscal 2005 due to increased commissions of $96 in the Singapore distribution operation as a result of an increase in sales of commissionable equipment. This same operation had commissionable income of $52 in fiscal 2004 but none in fiscal 2005. Salaries in this segment were increased by $100 due to the expansion of the distribution operation in Singapore. However, at the current level of sales as a distributor, the margin was not sufficient to cover the salary and rental costs. We anticipate that the operation will continue to search for products with a higher margin.

Corporate
The income from operations for Corporate for fiscal years 2005 and 2004 was as follows:

(In Thousands)	2005	2004

Income from operations	$7	$3
The operating income for Corporate declined slightly from $7 in fiscal 2005 to $3 in fiscal 2004.
Liquidity and Capital Resources
We believe that our financial position is strong. Our working capital at June 30, 2006 was $13,295, increased by $8,486, or 176%, compared to working capital of $4,809 at June 30, 2005. The current ratio at June 30, 2006 was 2.56, compared to 1.82 at June 30, 2005. We believe that we have the ability to maintain positive working capital and strong liquidity in the near future.
In August 2005, we established a winding-down plan to close the testing operation in Dublin, Ireland. In late September 2005, we entered into a Definite Sale and Purchase Agreement with a buyer through an auction process. The sale was consummated on November 1, 2005. The gross proceeds were approximately $10,574, cost to sell was $218 and capital gain tax on the disposal gain was $1,955, resulting in net proceeds of $8,401. The loss from discontinued operations of $450 was deemed as cash outflow from operating activities of the discontinued operation. Consequently, the net proceeds provided by investing activities were $8,401 from the sale of the property, and the cash used in financing activities was the disbursement of $88 to pay off the outstanding equipment loan. The impact of this discontinued operation was immaterial because the total revenues for fiscal 2005 and fiscal 2004 were approximately $600 and $500, respectively. We believe that there will not be any future significant cash flows from the discontinued operation, as the outstanding accounts receivable and accounts payable are immaterial to our financial position and liquidity.
Before moving out of Ireland, we wired approximately $7,800 to our Singapore subsidiary where the main operations are located. On December 2, 2005, the Board of Directors of the Company declared a cash dividend of fifty cents ($0.50) per share based on the shareholders of record on January 10, 2006. The total number of shares issued and outstanding as of January 10, 2006 was 3,215,532 and the total cash dividends paid on January 25, 2006 were $1,608, which dividends were paid out of the above $7,800. In addition, $705 of the $7,800 was used for bonuses to the directors and corporate officers which were paid in December 2005 and January 2006.
Cash Flows Analysis
Comparison of Fiscal 2006 and 2005
Net cash used in operating activities for fiscal 2006 was $850, a decrease of $1,774, or 192%, compared to net cash of $924 provided by operating activities for fiscal 2005. The decrease in net cash provided by operating activities in fiscal 2006 was attributable to the following factors: (i) the increase in net income; (ii) the increase in non-cash items; (iii) the changes in operating assets and liabilities; and (iv) the cash inflow from accounts payables. The net income from operating activities in fiscal 2006 increased by $8,835, to $9,056 from $221 in fiscal 2005. However, the increase was caused by the sale of property of a discontinued operation in the amount of $8,909. The cash inflow from accounts payables increased by $2,728 to $2,525 in fiscal 2006, compared to a cash outflow of $203 in fiscal 2005 as a result of the increase in material purchases to support the sales backlog. Also offsetting the net cash was the cash outflow from accounts receivable of $4,515, which increased by $4,050, compared to a cash outflow of $465 in fiscal 2005.
Net cash provided by investing activities for fiscal 2006 was $2,733, an increase of $3,674, or 390%, compared to net cash of $941 used in investing activities for fiscal 2005. Compared to net cash of $941 used in investing activities for fiscal 2005, the increase in net cash provided by investing activities for fiscal 2006 was attributed to: (i) the net proceeds from discontinued operation, which were $8,401 incurred in fiscal 2006 whereas there was no such proceeds in fiscal 2005; (ii) a decrease in capital expenditures by $1,051 to $1,255 for fiscal 2006, compared to $2,306 for fiscal 2005; (iii) an increase in proceeds of disposing equipment of $154 in fiscal 2006 compared to proceeds of only $1 in fiscal 2005; (iv) a decrease in acquisition cost by $988 to $138 incurred in fiscal 2006 compared to $1,126 incurred in fiscal 2005; and (v) proceeds of $4,429 used in investing in short-term deposits in fiscal 2006 compared to net cash of $2,490 provided by net investment in short-term deposits in fiscal 2005.
Net cash used in financing activities increased by $1,163 to $1,046 in fiscal 2006 from a cash inflow of $117 in last fiscal year. The increase in net cash used in financing activities in fiscal 2006 as compared to fiscal 2005 was primarily due to more proceeds from long-term debt of $1,062 as compared to $862, incurred to expand the operation in Singapore, and proceeds of $784 from stock options exercised compared to $27. However, these were offset by (i) net repayments on the line of credit of

$220, (ii) fewer dividends paid to minority interest of $28 as compared to $53, (iii) dividends of $1,608 paid to shareholders in fiscal 2006 compared to $0 in fiscal 2005; and (iv) repayments of $1,036 of debt and capital lease, (which included repayment of Ireland’s outstanding equipment loan of $88), made in fiscal 2006 compared to repayments of $909 made in fiscal 2005.
Comparison of Fiscal 2005 and 2004
Net cash provided by operating activities during fiscal 2005 was $939, a decrease of $864 from net cash of $1,803 provided by operating activities during fiscal 2004. The decrease was primarily due to the net impact of adjusting non-cash items for fiscal 2005 of $1,607 compared to $872 for fiscal 2004, whereas the total changes in operating assets and liabilities for fiscal 2005 were a negative $889 compared to a positive $711 for fiscal 2004. Among the non-cash items, depreciation and amortization expenses for fiscal 2005 made a significant impact of $1,521 (positive cash flow) whereas the accounts receivable, other assets, inventories and accounts payable and accrued liabilities for fiscal 2005 made a significant impact of $993 (negative cash flow). Management believed that the decrease in net cash provided by operating activities was consistent with the decrease in working capital.
Net cash used in investing activities during fiscal 2005 was $956, reflecting a decrease of $572, compared to the net cash of $1,528 during fiscal 2004. The decrease in net cash used in investing activities was attributable mainly to the decrease in purchasing short-term deposits in fiscal 2005, as the proceeds from maturing short-term deposits were used for capital expenditures and the acquisition of the business in Malaysia, which activity did not take place in fiscal 2004. In fiscal 2004, the proceeds from maturing short-term deposits were less than the cash outflow to invest in short-term deposits. In contrast, the proceeds from maturing short-term deposits in fiscal 2005 were much more than the proceeds in fiscal 2004, though still not adequate to cover the investment in capital expenditures, short-term deposits and the acquisition of the business in Malaysia. As all investments in marketable securities had been disposed of during fiscal 2004, there were no such proceeds from selling investments in marketable securities during fiscal 2005.
Net cash provided by financing activities during fiscal 2005 was $117, reflecting an increase of $581 compared to the net cash of $464 in fiscal 2004. The increase was due mainly to the increase of $190 in borrowings on lines of credit, and lower payments for debts and capital leases of $909 during fiscal 2005 compared to net repayments of $1,359 for the year ended June 30, 2004. Payments were higher in fiscal 2004 due to early repayment on a loan in Singapore. The increase in borrowing on lines of credit resulted in fewer proceeds from borrowing through long-term debts, noting proceeds from long-term debts of $862 in fiscal 2005 compared to $999 in fiscal 2004. Furthermore, the increase in cash provided by financing activities was due to the repayment of $155 on the outstanding lines of credit in fiscal 2004, whereas there was no such cash outflow in fiscal 2005.
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
Capital Resources
Management believes that we have the economic wherewithal to satisfy short-term funding for several reasons. We had $10,390 in cash and short-term deposits at June 30, 2006, representing an increase of $5,740, or 123%, compared to $4,650 at June 30, 2005. The increase in cash and short-term deposits was mainly due to the sales of property located in Dublin, Ireland. On January 3, 2006, we consummated the acquisition of testing operations in Shanghai, China, as management believed that acquiring the burn-in testing business in Shanghai would enhance our future growth opportunities and develop our market share in the China testing service segment. Furthermore, as the volume of our manufacturing business located in Van Nuys, California has been gradually declining, we anticipate that the need for working capital to finance our U.S. operations will decrease accordingly.
The majority of our capital expenditures are based on the demands from our customers, as we are in a capital intensive industry. In the past three years, our capital expenditures ranged from 1.2 million to 2.3 million. Based on current client demands, management estimates that the capital expenditures in fiscal 2007 will range from $2.0 million to $3.5 million. We believe that we are able to satisfy these future needs from the working capital and the lines of credit.
We paid down our lines of credit by $220 to $116 in fiscal 2006 compared to $336 for fiscal 2005. However, trade payables increased from $1,681 at June 30, 2005 to $3,809 at June 30, 2006 due to increased sales. As the backlog of the Company soared in the last quarter of fiscal 2006, we anticipate that our purchases of raw materials will increase in order to meet demand in the next few quarters.
Our credit rating provides us with ready and adequate access to funds in global markets. At June 30, 2006, we had available short-term lines of credit totaling $9,435, of which $9,319 was unused.

Entity with	Type of	Interest	Expiration	Credit	Unused
Facility	Facility	Rate	Date	Limitation	Credit

Trio-Tech Malaysia	Line of Credit	Prime rate (7.5% as at June 30, 2006) plus 1% per annum	May 2007	$152	$152
Trio-Tech Bangkok	Line of Credit	Prime rate (7.5% as at June 30, 2006) plus 1% per annum	October 2006	63	63
Trio-Tech Singapore	Line of Credit	See Note 8 to the financial statements	See Note 8 to the financial statements	9,220	9,104

Total				9,435	9,319

We also procured long-term loans of $718 and capitalized leases of $290 in fiscal 2006 to finance our capital purchases and existing facilities in our Singapore testing operation for handling the burn-in process of microprocessor chips.
Contractual Obligations
The following contractual obligations servicing table describes our overall future cash obligation based on various current contracts in the next five years:

	Payments Due by Period (at June 30, 2006)
		Less than	1 - 3	After
	Total	1 Year	Years	3 Years
Lines of Credit	$116	$116	$—	$—
Notes Payable	1,500	856	644	—
Interest on Notes Payable	$96	68	28	—
Capital Leases	336	106	230	—
Operating Leases	1,328	767	561	—

Total	$3,376	$1,913	$1,463	$—

Corporate Guarantee Arrangement
The Company provides a corporate guarantee of approximately $1,579 to one of its subsidiaries in Southeast Asia to secure line-of-credit and term loans from a bank to finance the operations of such subsidiary. With the strong financial position of the subsidiary company, the Company believes this corporate guarantee arrangement will have no material impact on its liquidity or capital resources.
Recently Issued Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) ratified the provisions of Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation).” EITF Issue No. 06-3 requires that the presentation of taxes within revenue-producing transactions between a seller and a customer, including but not limited to sales, use, value added, and some excise taxes, should be on either a gross (included in revenue and cost) or a net (excluded from revenue) basis. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis. EITF Issue No. 06-3 is effective for fiscal years beginning after December 15, 2006, which will be our third quarter of fiscal 2007. The Company expects that the adoption of EITF Issue No. 06-3 will not have a material impact on its consolidated results of operations or financial position.
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”) which prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income tax assets and liabilities. FIN 48 is effective for fiscal years beginning after December 15, 2006, which will be our fiscal 2008, and is required to be recognized as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption.

The Company expects that the adoption of FIN 48 will not have a material impact on its consolidated results of operations or financial position.
ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Rate Risk
Although the majority of our sales, cost of manufacturing and marketing are transacted in U.S. dollars, significant portions of our revenue are denominated in Singapore and Euro dollars, Malaysian Ringgit, Thai Baht and other currencies. Consequently, a portion of our costs, revenue and operating margins may be affected by fluctuations in exchange rates, primarily between the U.S. dollar and such foreign currencies. Our financial position and results of operations are also affected by fluctuations of exchange rates between reporting currency (which is U.S. dollars) and functional currencies used in our operations. Foreign currency translation adjustments resulted in a decrease of $190 in fiscal 2006, a decrease of $25 in fiscal 2005, and an increase of $155 in fiscal 2004 to shareholders’ equity.
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
The interest rates on our loans and lines of credit range from 4.19% to 7.50% per annum. As of June 30, 2006, the outstanding aggregate principal balance on these loans and lines of credit was approximately $1,616. These interest rates are subject to change and we cannot predict an increase or decrease in rates, if any.

Fiscal year ending June 30,	2007	2008	2009	Thereafter	Total	Fair Value
Loans:
Denominated by Singapore dollars; interest is at the bank’s prime rate (5.75% at June 30, 2006 and 2005) plus 0.5% per annum	$70	—	—	—	$70	$70

Denominated by Singapore dollars; interest rate fixed at 5.91%	$23	—	—	—	$23	$23

Denominated by Singapore dollars; interest is at the bank’s prime rate (4.25% at June 30, 2006 and 2005) plus 1% per annum	$182	$16	—	—	$198	$198

Denominated by Singapore dollars; interest is at the bank’s prime rate (4.25% at June 30, 2006 and 2005) plus 1% per annum	$204	$142	—	—	$345	$346

Denominated by Thailand baht; interest is at the bank’s prime rate (7.50% at June 30, 2006, and 4.5% at June30, 2005)	$63	$32	—	—	$95	$95

Fiscal year ending June 30,	2007	2008	2009	Thereafter	Total	Fair Value
Denominated by Singapore dollars; interest is at the bank’s prime rate (3.41% at June 30, 2006) plus 3.5% per annum	$210	$210	$88	—	$509	$508

Denominated by Singapore dollars; interest is at the bank’s prime rate (4.25% at June 30, 2006 and 2005) plus 1% per annum	$104	$110	$46	—	$260	$260

Subtotal	$856	$510	$134134	$—	$1,500	$1,500

Line of credit:
Denominated by Singapore dollars; interest is at the bank’s prime rate (5.75% at June 30, 2006) plus 0.25% per annum	$8	—	—	—	$8	$8

Denominated by Singapore dollars; interest is at the bank’s prime rate (4.25% at June 30, 2006) plus 1.25% per annum	$108	—	—	—	$108	$108

	$116	—	—	—	$116	$116

Total	$972	$510	$134	$—	$1,616	$1,616

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information called for by this item is included in the Company’s consolidated financial statements beginning on page 48 of this Annual Report on Form 10-K.
ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A – CONTROLS AND PROCEDURES
An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer (the principal executive and principal financial officers, respectively, of the Company) of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2006, the end of the period covered by this Form 10-K. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective. During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
ITEM 9B – OTHER INFORMATION
Not applicable.
PART III
The information required by Items 10 through 14 of Part III of this Form 10-K (information regarding our directors and executive officers, executive compensation, security ownership of certain beneficial owners, management, related stockholder matters, and certain relationships and related transactions and principal accountant fees and services, respectively) is hereby incorporated by reference from the Company’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2006.

PART IV
ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1 and 2) FINANCIAL STATEMENTS AND SCHEDULES:
The following financial statements, including notes thereto and the independent auditors’ report with respect thereto, are filed as part of this Annual Report on Form 10-K, starting on page 47 hereof:
1.	Report of Independent Public Registered Accounting Firm

2.	Consolidated Balance Sheets

3.	Consolidated Statements of Income and Comprehensive (Loss) Income

4.	Consolidated Statements of Shareholders’ Equity

5.	Consolidated Statements of Cash Flows

6.	Notes to Consolidated Financial Statements
(b) EXHIBITS:

Number	Description

3.1	Articles of Incorporation, as currently in effect. [Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for June 30, 1988.]

3.2	Bylaws, as currently in effect. [Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for June 30, 1988.]

10.1	Credit Facility Letter dated January 4, 2001, between Trio-Tech International Pte. Ltd. and Standard Chartered Bank. [Incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for June 30, 2001.]

10.2	1998 Stock Option Plan. [Incorporated by reference to Exhibit 1 to the Company’s proxy statement filed under regulation 14A on October 27, 1997.] **

10.3	Directors Stock Option Plan. [Incorporated by reference to Exhibit 2 to the Company’s proxy statement filed under regulation 14A on October 27, 1997.] **

10.4	Real Estate Lease dated February 1, 1999 between Martinvale Development Company and Universal Systems. [Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for June 30, 1999.]

10.5	Real Estate Lease dated February 16, 2001 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1004 Toa Payoh North #07-01/07 and #03-01/03. [Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for June 30, 2001.]

10.6	Real Estate Lease dated May 13, 1999 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1004 Toa Payoh North #03-16/17. [Incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for June 30, 2001.]

10.7	Real Estate Lease dated October 13, 1999 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1004 Toa Payoh North #01-08/15. [Incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for June 30, 2001.]

10.8	Real Estate Lease dated December 7, 2000 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1004 Toa Payoh North #01-16/17. [Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for June 30, 2001.]

10.9	Real Estate Lease dated January 3, 2000 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1008 Toa Payoh North #03-01/06. [Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for June 30, 2001.]

Number	Description

10.10	Real Estate Lease dated October 13, 1999 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1008 Toa Payoh North #03-09/15 and #03-16/18. [Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for June 30, 2001.]

10.11	Real Estate Lease dated May 2, 2000 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1008 Toa Payoh North #01-08. [Incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K for June 30, 2001.]

10.12	Real Estate Lease dated September 12, 2000 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1008 Toa Payoh North #07-17/18. [Incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for June 30, 2001.]

10.13	Real Estate Lease dated October 30, 2000 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1008 Toa Payoh North #07-01. [Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for June 30, 2001.]

10.14	Real Estate Lease dated February 26, 2002 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1004 Toa Payoh North #02-11/15. [Incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for June 30, 2002.]

10.15	Real Estate Lease dated June 10, 2002 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1004 Toa Payoh North #02-08/10. [Incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for June 30, 2002.]

10.16	Credit Facility Letter dated November 16, 2001 and June 24, 2002, between Trio-Tech International Pte. Ltd. and Standard Chartered Bank. [Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for June 30, 2002.]

10.17	Credit Facility Letter dated July 24, 2002, between Trio-Tech International Pte. Ltd. and OCBC Bank. [Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for June 30, 2002.]

10.18	Credit Facility Letter dated May 21, 2002, between Trio-Tech (M) Sdn Bhd and HSBC Bank Malaysia Berhad. [Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for June 30, 2002.]

10.19	Credit Facility Letter dated January 22, 2002, between Trio-Tech (KL) Sdn Bhd and Public Bank Berhad. [Incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for June 30, 2002.]

10.20	Real Estate Lease dated November 8, 2001 between Elbar Investments, L.P. and Trio-Tech International for 14731 Califa Street, Van Nuys. [Incorporated by reference to Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K for June 30, 2002.]

10.21	Amendment to the Directors Stock Option Plan [Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for June 30, 2002.] **

10.22	Credit Facility Letter dated January 28, 2003, between Trio-Tech (M) Sdn Bhd and HSBC Bank Malaysia Berhad [Incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for June 30, 2003.]

10.23	Credit Facility Letter dated September 20, 2002, between KTS Incorporated and Bank of America. [Incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for June 30, 2003.]

10.24	Real Estate Lease dated January 12, 2001 between JTC Corporation and Trio-Tech International Pte. Ltd. for Toa Payoh North #01-S3/S4. [Incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for June 30, 2003.]

10.25	Sales and Purchase Agreement, dated March 29, 2004 between TS Matrix BHD. and Trio Tech (Malaysia) SDN BHD. [Incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed on July 15, 2004.]

10.26	Real Estate Sublease, dated July 1, 2004 between TS Matrix BHD. and Trio Tech (Malaysia) SDN. BHD. for factory lot no. 11A Kawansan MIEL Sungai Way Baru (FTZ), Phase III Selangor Darul Ehsan. [Incorporated by reference to Exhibit 10.1 to the Registrant’s Amended Form 8-K filed on August 20, 2004.]

Number	Description

10.27	Real Estate Lease dated April 28, 2004 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1004 Toa Payoh North #04-14/16 and #04-17. [Incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for June 30, 2004.]

10.28	Real Estate Lease dated April 28, 2004 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1004 Toa Payoh North #03-08/10. [Incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for June 30, 2004.]

10.29	Real Estate Lease dated April 19, 2004 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1008 Toa Payoh North #02-17. [Incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for June 30, 2004.]

10.30	Real Estate Lease dated May 26, 2004 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1008 Toa Payoh North #02-15/16. [Incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for June 30, 2004.]

10.31	Credit Facility Letter dated July 7, 2003, between Trio-Tech International Pte. Ltd, and Hong Leong Finance Limited. [Incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for June 30, 2004.]

10.32	Credit Facility Letter dated October 2, 2003, between Trio-Tech Bangkok and Kasikornbank Public Company Limited. [Incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for June 30, 2004.]

10.33	Credit Facility Letter dated October 7, 2003, between Trio-Tech International Pte. Ltd, and DBS Bank Ltd. [Incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for June 30, 2004.]

10.34	Credit Facility Letter dated August 11, 2003 between Trio-Tech International Pte. Ltd. and Standard Chartered Bank. [Incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for June 30, 2004.]

10.35	Letter of Offer, dated June 3, 2005 between Globetronics Technology BHD. and Trio Tech International PTE. LTD.. [Incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed on June 8, 2005.]

10.36	Real Estate Lease, dated December 1, 2003 between Trio Tech (Malaysia) SDN. BHD. and Amphenol Malaysia Sdn. Bhd. for factory plot no. 1A Phase 1, Bayan Lepas Free Trade Zone, 11900 Pulau Pinang. [Incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for June 30, 2005.]

10.37	Real Estate Lease, dated December 6, 2004 between Malaysian Industrial Estates Berhad and Trio Tech (Malaysia) SDN. BHD. for factory lot no. 4 Kawansan MIEL Sungai Way Baru (FTZ), Phase III Selangor Darul Ehsan. [Incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for June 30, 2005.]

10.38	Real Estate Lease, dated September 28, 2004 between Ascendas-Xinsu Development (Suzhou) Co., Ltd. and Trio Tech (SIP) Co., Ltd. for Block B #05-01/02 room 6 in Suzhou Industrial Park, China 215021. [Incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for June 30, 2005.]

10.39	Real Estate Lease, dated November 8, 2004 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1008 Toa Payoh North #03-07/08. [Incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for June 30, 2005.]

10.40	Real Estate Lease, dated September 10, 2003 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1008 Toa Payoh North #01-09/11. [Incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for June 30, 2005.]

10.41	Credit Facility Letter dated May 10, 2005, between Trio-Tech International Pte. Ltd, and DBS Bank Ltd. *

10.42	Real Estate Lease, dated July 5, 2005 between JTC Corporation and Universal (Far East) Pte. Ltd. for Block 1008 Toa Payoh North #01-15/16 *

10.43	Credit Facility Letter dated September 15, 2005 between Trio-Tech International Pte. Ltd. and Standard Chartered Bank. *

10.44	Real Estate Lease, dated November 11, 2005 between JTC Corporation and Trio-Tech International Pte Ltd for Block 1004 Toa Payoh North #03-06/07 *

10.45	Real Estate Lease, dated March 10, 2006 between JTC Corporation and Trio-Tech International Pte Ltd for Block 1004 Toa Payoh North #04-05/077 *

Number	Description

10.46	Credit Facility Letter dated April 6, 2006, between Trio-Tech International Pte. Ltd, and Standard Chartered Bank. *

10.47	Credit Facility Letter dated April 6, 2006, between Trio-Tech International Pte. Ltd, and Standard Chartered Bank. *

10.48	Credit Facility Letter dated July 26, 2006, between Trio-Tech International Pte. Ltd, and DBS Bank Ltd. *

21.1	Subsidiaries of the Registrant (100% owned by the Registrant except as otherwise stated):

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

Trio-Tech (Shanghai) Co. Ltd., a China Corporation

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
VICTOR H.M. TING
Vice President and Chief Financial Officer Date: September 25, 2006

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

/s/ A. Charles Wilson	September 25, 2006

A. Charles Wilson, Director
Chairman of the Board

/s/ S. W. Yong	September 25, 2006

S. W. Yong, Director President, Chief Executive Officer
(Principal Executive Officer)

/s/ Victor H.M. Ting	September 25, 2006

Victor H.M. Ting
Vice President, Chief Financial Officer
(Principal Financial Officer)

/s/ Jason T. Adelman	September 25, 2006

Jason T. Adelman, Director

/s/ Richard M. Horowitz	September 25, 2006

Richard M. Horowitz, Director

Exhibit 23.1
CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Trio-Tech International
Van Nuys, California
We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 No. 333-38082 and Form S-8 No. 333-40102 of Trio-Tech International of our report dated September 20, 2006, relating to the consolidated financial statements which appear in this annual report on Form 10-K.
/s/ BDO Raffles
BDO Raffles
Singapore
September 20, 2006

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
Date: September 25, 2006

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
Date: September 25, 2006

/s/ VICTOR H.M. TING Victor H.M. Ting, Chief Financial Officer and Vice President (Principal Financial Officer)

Exhibit 32
SECTION 1350 CERTIFICATION
Each of the undersigned, S.W. Yong, President and Chief Executive Officer of Trio-Tech International, a California corporation (the “Company”), and Victor H.M. Ting, Vice President and Chief Financial Officer of the Company, do hereby certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge (1) the annual report on Form 10-K of the Company for the year ended June 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ S. W. YONG Name: S. W. Yong
Title: President and Chief Executive Officer
Date: September 25, 2006

/s/ VICTOR H. M. TING Name: Victor H.M. Ting
Title: Vice President and Chief Financial Officer
Date: September 25, 2006
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and shareholders
Trio-Tech International
Van Nuys, California:
We have audited the accompanying consolidated balance sheets of Trio-Tech International and Subsidiaries (the “Company”) as of June 30, 2006 and 2005, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity statement and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Trio-Tech International and subsidiaries as of June 30, 2006 and 2005, and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.
BDO Raffles
/s/ BDO Raffles
Singapore
September 20, 2006

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT NUMBER OF SHARES

	June 30,	June 30,
	2006	2005
ASSETS

CURRENT ASSETS:
Cash	$2,551	$1,439
Short-term deposits	7,839	3,211
Trade accounts receivable, less allowance for doubtful accounts of $225 and $147	8,518	4,178
Other receivables	306	142
Inventories, less provision for obsolete inventory of $448 and $445	2,447	1,584
Prepaid expenses and other current assets	170	91

Total current assets	21,831	10,645

PROPERTY, PLANT AND EQUIPMENT, Net	7,073	7,176
OTHER INTANGIBLE ASSETS, Net	311	386
OTHER ASSETS	169	138

TOTAL ASSETS	$29,384	$18,345

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Line of credit	$116	$336
Accounts payable	3,809	1,681
Accrued expenses	3,045	2,598
Income taxes payable	311	168
Current portion of notes payable	856	655
Current portion of capital leases	107	123
Current portion of deferred tax liabilities	292	275

Total current liabilities	8,536	5,836

NOTES PAYABLE, net of current portion	644	634
CAPITAL LEASES, net of current portion	230	110
DEFERRED TAX LIABILITIES	386	407

TOTAL LIABILITIES	9,796	6,987

MINORITY INTEREST	2,196	2,061

SHAREHOLDERS’ EQUITY:
Common stock; no par value, 15,000,000 shares authorized; 3,219,407 and 2,976,942 shares issued and outstanding at June 30, 2006 and 2005, respectively	10,338	9,554
Paid-in capital	337	284
Accumulated retained earnings (deficit)	7,150	(298)
Accumulated other comprehensive loss-translation adjustments	(433)	(243)

Total shareholders’ equity	17,392	9,297

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$29,384	$18,345

See accompanying notes to consolidated financial statements

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS, EXCEPT EARNINGS (LOSS) PER SHARE)

	Years Ended June 30,
	2006	2005	2004

Revenues
Products	$14,644	$13,754	$10,248
Services	14,455	11,307	8,413

	29,099	25,061	18,661

Costs of Sales
Cost of products sold	11,805	11,324	8,145
Cost of service rendered	9,363	7,690	5,894

	21,168	19,014	14,039

Gross Margin	7,931	6,047	4,622

Operating Expenses:
General and administrative	6,321	4,466	3,609
Selling	970	1,058	875
Research and development	70	93	117
Impairment loss	61	70	4
Loss (gain) on disposal of fixed assets	22	1	(39)

Total operating expenses	7,444	5,688	4,566

Income (Loss) from Operations	487	359	56

Other Income (Expenses)
Interest expense	(142)	(165)	(104)
Other income	598	182	257

Total other income	456	17	153

Income from Continuing Operations before Income Taxes	943	376	209

Income Tax Provision (Benefits)	258	158	(8)

Income from Continuing Operations before Minority Interest	685	218	217

Minority Interest	(88)	(2)	(55)

Income from continuing Operations	597	216	162

Discontinued Operations
Income from discontinued operations	8,459	5	58

Net Income Attributed to Common Shares	$9,056	$221	$220

BASIC EARNINGS PER SHARE:
Basic earnings per share from continuing operations	$0.19	$0.07	$0.06
Basic earnings per share from discontinued operations	2.72	0.00	0.01

Basic earnings per share	$2.91	$0.07	$0.07

DILUTED EARNINGS PER SHARE:
Diluted earnings per share from continuing operations	$0.19	$0.07	$0.05

	Years Ended June 30,
	2006	2005	2004
Diluted earnings per share from discontinued operation	2.71	0.00	0.02

Diluted earnings per share	$2.90	$0.07	$0.07

Weighted Average Shares Outstanding
Basic	3,115	2,966	2,937
Diluted	3,128	3,031	2,995

Comprehensive Income:
Net income	9,056	221	220
Unrealized loss on investment	—	—	(45)
Foreign currency translation adjustment	(190)	25	155

Comprehensive Income	$8,866	$246	$330

See accompanying notes to consolidated financial statements

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (IN THOUSANDS)

				Retained	Accumulated
			Additional	Earnings/	Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance, June 30, 2003	2,927	$9,423	$284	$(739)	$(378)	$8,590

Cash received from stock options exercised	37	104				104

Net income				220		220

Unrealized loss in marketable securities (net of tax)					(45)	(45)

Translation adjustment					155	155

Balance, June 30, 2004	2,964	9,527	284	(519)	(268)	9,024

Cash received from stock options exercised	12	27				27

Net income				221		221

Translation adjustment					25	25

Balance, June 30, 2005	2,976	9,554	284	(298)	(243)	9,297

Cash received from stock options exercised	243	784	53			837

Net income				9,056		9,056
Dividend declared				(1,608)		(1,608)
Translation adjustment					(190)	(190)

Balance, June 30, 2006	3,219	$10,338	$337	$7,150	$(433)	$17,392

See accompanying notes to consolidated financial statements
        .

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASHFLOW (IN THOUSANDS)

	Years Ended June 30,
	2006	2005	2004

Cash Flow from Operating Activities
Net income	$9,056	$221	$220
Adjustments to reconcile from net income to net cash flow provided by (used in) operating civilities
Depreciation and amortization	1,758	1,521	1,145
Bad debt expense, net	175	(18)	14
Inventory provision	20	45	—
Interest income from short-term deposits	(199)	(52)	(63)
Impairment loss	61	70	4
Stock compensations	53	—	—
Gain on disposal of property — discontinued operations	(8,909)	—	—
Loss on disposal of fixed assets — continued operations	13	1	(101)
Loss on selling of marketable securities		—	(115)
Deferred tax provisions	(4)	38	(67)
Minority interest	88	2	55
Changes in operating assets and liabilities, net of acquisition effects
Accounts receivable	(4,515)	(465)	(66)
Other receivables	(157)	(37)	(200)
Other assets	(31)	(105)	9
Inventories	(883)	(220)	(360)
Prepaid expenses and other	(94)	22	30
Accounts payable and accrued liabilities	2,575	(203)	1,305
Income tax payable	143	119	(7)

Net cash provided by (used in) operating activities	(850)	939	1,803

Cash Flow from Investing Activities
Proceeds from short-term deposit matured	20,409	5,489	3,537
Investment in short-term deposits	(24,838)	(2,999)	(4,815)
Additions to property, plant and equipment	(1,255)	(2,306)	(950)
Purchase of marketable securities		—	(4)
Proceeds from disposal of marketable securities		—	555
Acquisition of a business in China	(138)	(15)	—
Acquisition of a business in Malaysia	—	(1,126)	(92)
Proceeds from selling a property in Ireland — discontinued operations	8,401	—	—
Proceeds from disposal of fixed assets	154	1	241

Net cash provided by (used in) investing activities	2,733	(956)	(1,528)

Cash Flow from Financing Activities
Net borrowings (payments) on lines of credits	(220)	190	(155)
Repayments of bank loans and capital leases	(1,036)	(909)	(1,359)
Proceeds from long-terms bank loans and capital leases	1,062	862	999
Dividends paid to minority interest	(28)	(53)	(53)
Dividends paid to the company’s shareholders	(1,608)	—	—
Proceeds from exercising stock options	784	27	104

Net cash provided by (used in) financing activities	(1,046)	117	(464)

	Years Ended June 30,
	2006	2005	2004

Effect of Changes in Exchange Rates	275	(18)	51

Net Increase (Decrease) in Cash and Cash Equivalents	1,112	82	(138)
Cash and Cash Equivalents, Begin of Fiscal Year	1,439	1,357	1,495

Cash and Cash Equivalents, End of Fiscal Year	2,551	$1,439	$1,357

Supplementary Information of Cash Flows
Cash paid during the period for:
Interest	$142	$176	$120
Income taxes	$2,197	$13	$90

Non-Cash Transactions
Capitalization of property, plant and equipment paid in advance	$—	$365	$90
Deposit for acquisition in Malaysia	$—	$92	$—
Bank guarantee note for acquisition of business in Malaysia	$—	$395	$—
Capital lease of property, plant and equipment	$290	$24	$135
See accompanying notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2006, 2005 AND 2004 (IN THOUSANDS, EXCEPT PER SHARE AND NUMBER OF SHARES)
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

	Ownership	Location
Express Test Corporation (Dormant)	100%	Van Nuys, California
Trio-Tech Reliability Services (Dormant)	100%	Van Nuys, California
KTS Incorporated, dba Universal Systems (Dormant)	100%	Van Nuys, California
European Electronic Test Centre. (Operation ceased on November 1, 2005)	100%	Dublin, Ireland
Trio-Tech International Pte. Ltd.	100%	Singapore
Universal (Far East) Pte. Ltd.	100%	Singapore
Trio-Tech Thailand	100%	Bangkok, Thailand
Trio-Tech Bangkok	100%	Bangkok, Thailand
Trio-Tech Malaysia	55%	Penang and Selangor, Malaysia
Trio-Tech Kuala Lumpur – 100% owned by Trio-Tech Malaysia	55%	Selangor, Malaysia
Prestal Enterprise Sdn. Bhd.	76%	Selangor, Malaysia
Trio-Tech (Suzhou) Co. Ltd.	100%	Suzhou, China
Trio-Tech (Shanghai) Co. Ltd.	100%	Shanghai, China
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
Foreign Currency Translation and Transactions — The Singapore dollar, the national currency of Singapore, is the primary currency of the economic environment in which the operations in Singapore are conducted. The Company also operates in Malaysia, Thailand, China and Ireland, of which the Malaysian ringgit, Thai baht, Renminbi and Euro dollars, respectively, are the national currencies. The Company uses the United States dollar (“U.S. dollars”) for financial reporting purposes.
The Company translates assets and liabilities of its subsidiaries outside the U.S. into U.S. dollars using the rate of exchange prevailing at the balance sheet date, and the statement of income is translated at average rates during the reporting period. Adjustments resulting from the translation of the subsidiaries’ financial statements from foreign currencies into U.S. dollars are recorded in shareholders’ equity as part of accumulated comprehensive loss — translation adjustments. Gains or losses resulting from transactions denominated in currencies other than functional currencies of the Company’s subsidiaries are reflected in income for the reporting period.
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
Accounting Period — The Company’s fiscal reporting period coincides with the 52-53 week period ending on the last Friday in June for fiscal 2004. Effective July 1, 2004, the Board of Directors approved changing the fiscal year-end date to the last day of June. The fiscal year-end date for fiscal 2006 and 2005 was June 30, respectively. Fiscal 2004 ended June 25, 2004.

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
Revenue from product sales is also recorded in accordance with the provisions of Emerging Issues Task Force (EITF) Statement 00-21 “Revenue Arrangements with Multiple Deliverables” and Staff Accounting Bulletin (SAB) 104 “Revenue Recognition in Financial Statements” which generally requires revenue earned on product sales involving multiple-elements to be allocated to each element based on the relative fair values of those elements. Accordingly, the Company allocates revenue to each element in a multiple-element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold and specifically defined in a quotation or contract. The Company allocates a portion of the invoice value to products sold and the remaining portion of invoice value to installation work in proportion to the fair value of products sold and installation work to be performed. Training elements are valued based on hourly rates, which the Company charges for these services when sold apart from product sales. The fair value determination of products sold and the installation and training work is also based on our specific historical experience of the relative fair values of the elements if there is no easily observable market price to be considered. In fiscal 2006 and 2005, the installation revenues generated in connection with product sales were immaterial and included in the product sales revenue line on the consolidated statements of income. The Company estimates an allowance for sales returns based on historical experience with product returns. Revenue derived from testing service is recognized when testing services are rendered.
Accounts Receivable and Allowance for Doubtful Accounts — During the normal course of business, the Company extends unsecured credit to its customers. Typically, credit terms require payment to be made between 30 to 60 days of the sale. We do not require collateral from our customers. The Company maintains its cash accounts at credit worthy financial institutions.
The Company regularly evaluates and monitors the creditworthiness of each customer on a case-by-case basis. The Company includes any account balances that are determined to be uncollectible, along with a general reserve, in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to management, the Company believed that its allowance for doubtful accounts was adequate as of June 30, 2006.
Warranty Costs — The Company provides for the estimated costs that may be incurred under its warranty program at the time the sale is recorded. The Company estimates the warranty costs based on the historical rates of warranty returns. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.
Short Term Deposits — Short term deposits consist of bank balances and interest bearing deposits having maturity of 1 to 12 months. As of June 30, 2006, approximately $642 of short-term deposits was held in the Company’s 55% owned Malaysian subsidiary. Of the $642, $639 was denominated in the currency of Malaysia. There are additional amounts available as dividends (after making deductions for income tax) pursuant to Malaysian regulations.
As of June 30, 2005, approximately $670 of short-term deposits was held in the Company’s 55% owned Malaysian subsidiary. Of the $670, $510 was denominated in the currency of Malaysia. Out of the $510, $139 was then available for movement to overseas, as authorized by the Central Bank of Malaysia. There were additional amounts available as dividends (after making deductions for income tax) pursuant to Malaysian regulations.
Investments in Marketable Securities — Investments in marketable securities are accounted for under the Statement of Financial Accounting Standards (SFAS) No. 115. Marketable equity securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of shareholders’ equity. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in investment income. The Company recognized comprehensive income (net of tax) of nil during the fiscal 2006 and 2005 and comprehensive loss (net of tax) of $45 during fiscal 2004, based on its proportionate interest in the subsidiary where the marketable securities were recorded.
Inventories — Inventories consisting principally of raw materials, works in progress, and finished goods are stated at the lower of cost, using the first-in, first-out (FIFO) method, or market value. The semiconductor industry is characterized by rapid technological change, short-term customer commitments and rapid changes in demand. Provisions for estimated excess and obsolete inventory are based on our regular reviews of inventory quantities on hand and the latest forecasts of product demand and production requirements from our customers. Inventories are write-down for not saleable, excess or obsolete raw materials, works-in-process and finished goods by charging such write-downs to cost of sales. In addition to write-downs based on newly introduced parts, statistics and judgments are used for assessing provision of the remaining inventory based on salability and obsolescence.

Property, Plant and Equipment — Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is provided for over the estimated useful lives of the assets using the straight-line method. Amortization of leasehold improvements is provided for over the lease terms or the estimated useful lives of the assets, whichever is the shorter, using the straight-line method. Capital grants from the Industrial Development Authority in Ireland are accounted for when claimed by reducing the cost of the related assets. The grants are amortized over the depreciable lives of those assets.
Maintenance, repairs and minor renewals are charged directly to expense as incurred. Additions and betterments to property and equipment are capitalized. When assets are disposed of, the related cost and accumulated depreciation thereon are removed from the accounts and any resulting gain or loss is included in the statement of operations.
Other intangible asset — In accordance with SFAS No. 141 “Business Combinations,” and SFAS No. 142 “Goodwill and Other Intangible Assets,” the Company identified a customer relationship as the only intangible assets with a finite life of five years during the process of acquiring the testing business in Malaysia in July 2005. The estimated fair value of this other intangible asset was approximately $482 and is being amortized over a five-year period on a straight-line basis. No impairment loss was recorded during fiscal 2006.
In January 2006, the Company identified one item of other intangible assets other than goodwill with a finite life of one year during the process of acquiring the testing business in Shanghai, China. The estimated fair value of this other intangible asset is approximately $12 and is being be amortized over a one year period on a straight-line basis. No impairment loss was recorded during fiscal 2006.
Impairment of Long-Lived Assets — The Company applies the provisions of Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) to property, plant and equipment, and other intangible assets such as customer relationships. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.
In fiscal 2006, the Company recorded an impairment loss of approximately $61 based on its examination of future undiscounted cash flows, which were generated by the subsidiaries where certain long-lived assets (certain fixed assets) were used. The impairment loss of $61 consisted of machinery and equipment, furniture and fixtures, and leasehold improvements (pertaining to the Singapore operations) due to changes in demand for certain burn-in services, which in turn made certain of our existing burn-in facilities obsolete.
In fiscal 2005, the Company recorded an impairment loss of approximately $70 based on its examination of future undiscounted cash flows, which were generated by the subsidiaries where certain long-lived assets (certain fixed assets) were used. The impairment loss of $70 consisted of machinery and equipment, furniture and fixtures, and leasehold improvements (pertaining to Singapore operations) due to changes in demand for certain burn-in services, which in turn made certain of our existing burn-in facilities obsolete.
In fiscal 2004, the Company recorded an impairment loss of approximately $4 based on its examination of future undiscounted cash flows, which were generated by the subsidiaries where certain long-lived assets (certain fixed assets) were used. The impairment loss of $4 was pertaining to the Thailand operation.
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
Management expects that in the normal course of business, operating leases will be renewed or replaced by other leases. The future minimum operating lease payments, for which the Company is contractually obligated as of June 30, 2006, are disclosed in the notes to the financial statements.
Assets under capital leases are capitalized using interest rates appropriate at the inception of each lease and are depreciated over either the estimated useful life of the asset or the lease term on a straight-line basis. The present value of the related lease payments is recorded as a contractual obligation. The future minimum annual capital lease payments are included in the total future contractual obligations as disclosed in the notes to the financial statements.
Advertising Costs — Advertising and other promotional costs are expensed as incurred. This type of expense was $14 in fiscal 2006, $39 in fiscal 2005 and $25 in fiscal 2004.

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
Income Taxes — The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards No 109, “Accounting for Income Taxes” (“SFAS No. 109”). SFAS No. 109 requires an entity to recognize deferred tax liabilities and assets. Deferred taxes assets and liabilities are recognized for the future tax consequence attributable to the difference between the tax bases of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in future years. Further, the effects of enacted tax laws or rate changes are included as part of deferred tax expenses or benefits in the period that covers the enactment date. Management believed that it was more likely than not that these future benefits from these timing differences would not be realized. Accordingly, a full valuation allowance was provided as of June 30, 2006 and 2005.
For U.S. income tax purposes no provision has been made for U.S. taxes on undistributed earnings of overseas subsidiaries with which the Company intends to continue to reinvest. It is not practicable to estimate the amount of additional tax that might be payable on the foreign earnings if they were remitted as dividends, or lent to the Company, or if the Company should sell its stock in the subsidiary. However, the Company believes that the existing U.S. foreign tax credits and net operating losses available would substantially eliminate any additional tax effects.
Retained earnings — It is the intention of the Company to reinvest earnings of its foreign subsidiaries in the operations of those subsidiaries. Accordingly, no provision has been made for U.S. income and foreign withholding taxes that would result if such earnings were repatriated. These taxes are undeterminable at this time. The amount of earnings retained in subsidiaries was $11,922 and $7,860 at June 30, 2006 and 2005, respectively.
Research and Development Costs — The Company incurred research and development costs of $70 in fiscal 2006, $93 in fiscal 2005 and $117 in fiscal 2004, which were charged to operating expenses as incurred.
Stock Based Compensation — Historically the Company accounted for stock based compensation in accordance with Accounting Principle Board No. 25 “Accounting for stock issued employees.” Under this standard, stock based compensation was recognized based on the difference between the exercise price of the stock option granted and the fair value of the underlying stock on the grant date. In accordance with SFAS No. 123 “Accounting for Stock Based Compensation,” the Company discloses the pro forma effects on net income and earnings per share as if compensation has been measured using “fair value method” described therein. Effective July 1, 2005, the Company adopted the fair value recognition provisions under SFAS No. 123R “Share Based Payments,” using the modified prospective application method.
Earnings per Share — Computation of basic earnings per share is conducted by dividing net income available to common shares (numerator) by the weighted average number of common shares outstanding (denominator) during a reporting period. Computation of diluted earnings per share gives effect to all dilutive potential common shares outstanding during a reporting period. In computing diluted earnings per share, the average market price of common shares for a reporting period is used in determining the number of shares assumed to be purchased from exercise of stock options.
Fair Values of Financial Instruments — Carrying value of trade accounts receivable, accounts payable, accrued liabilities, and short-term deposits approximate their fair value due to their short-term maturities. Carrying values of the Company’s lines of credit and long-term debt are considered to approximate their fair value because the interest rates associated with the lines of credit and long-term debt are adjustable in accordance with market situations when the Company tries to borrow funds with similar terms and remaining maturities.
Concentration of Credit Risk — Financial instruments that subject the Company to credit risk compose accounts receivable. Concentration of credit risk with respect to accounts receivable is generally diversified due to the number of entities composing the Company’s customer base and their geographic dispersion. The Company performs ongoing credit evaluations of its customers for potential credit losses. The Company generally does not require collateral. The Company believes that its credit policies do not result in significant adverse risk and historically it has not experienced significant credit related losses.
Recently Issued Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) ratified the provisions of Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation).” EITF Issue No. 06-3 requires that the presentation of taxes within revenue-producing transactions between a seller and a customer, including but not limited to sales, use, value added, and some excise taxes, should be on either a gross (included in revenue and cost) or a net (excluded from revenue) basis.

In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis. EITF Issue No. 06-3 is effective for fiscal years beginning after December 15, 2006, which will be our third quarter of fiscal 2007. The Company expects that the adoption of EITF Issue No. 06-3 will not have a material impact on its consolidated results of operations or financial position.
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”) which prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income tax assets and liabilities. FIN 48 is effective for fiscal years beginning after December 15, 2006, which will be our fiscal 2008, and is required to be recognized as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The Company expects that the adoption of FIN 48 will not have a material impact on its consolidated results of operations or financial position.
Reclassification — Certain reclassifications have been made to the previous year’s financial statements to conform to current year presentation, with no effect on previously reported net income.
3. INVENTORIES
Inventories consisted of the following:

	June 30,	June 30,
	2006	2005
Raw materials	$827	$842
Works in progress	1,803	608
Finished goods	265	562
Provision for obsolete inventory	(448)	(428)

	$2,447	$1,584

4. STOCK OPTIONS
As of June 30, 2006, the Company had two share-based compensation plans, which are described below. The Company historically adopted the APB No. 25 approach – intrinsic value method – and presented the pro forma information in line with the requirements of SFAS No. 123. Historically, there was no stock based compensation cost charged against income for the fiscal years ended June 30, 2005 and 2004, respectively. There was no income tax benefit related to share-based compensation for the fiscal years ended June 30, 2005 and 2004, respectively, as the Company did not claim a deduction for corporate income tax purposes.
Effective July 1, 2005, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payments,” using the modified prospective application method. Under this transition method, compensation cost recognized during the twelve months ended June 30, 2006 included the applicable amounts of: (a) compensation cost of all share-based payments granted prior to, but not yet vested as of, July 1, 2005 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123) and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123R). Amortization of unrecognized fair value of the non-vested options for fiscal 2005 and fiscal 2006 was $10 and $17, respectively. Options to purchase 30,000 shares of the Company’s common stock were issued on July 7, 2005 under the Directors’ Plan. The fair value of 30,000 shares of the Company’s common stock issuable upon exercise of stock options granted under the Directors’ Plan was $34 disclosed in Form 10-Q for the quarter ended September 30, 2005, a fair value of $1.13 per share. No options were granted under the 1998 Stock Option Plan during the twelve months ended June 30, 2006. On November 14, 2005, an option to purchase 750 shares of the Company’s common stock was issued to a consultant in connection with his services rendered to the Company and the stock options were not issued pursuant to the 1998 Stock Option Plan or the Directors’ Stock Option Plan. The exercise price under the option was $2.66, which was lower than the fair market value of the stock on the grant date of the option. The option was exercisable immediately upon grant. The fair value of the 750 shares of the Company’s common stock issuable upon exercise of such option was approximately $2 based on the fair value at $2.92 per share determined by the Black Scholes option pricing model.

Assumptions
The disclosure of the above fair value for these awards was estimated using the Black-Scholes option pricing model with the assumptions listed below:

	Years Ended
	June 30, 2006	June 30, 2005	June 30, 2004

Volatility	49.5-51.53%	33.5 - 36.8%	41.9%
Weighted average volatility	49.5%	33.9%	41.9%
Risk free interest rate	3.71-4.50%	2.89 - 3.27%	2.76%
Expected life (years)	2.00	2.00	2.00
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
1998 Stock Option Plan
The Company’s 1998 Stock Option Plan (the “1998 Plan”), which is shareholder-approved, permits the grant of stock options to its employees of up to 300,000 shares of common stock. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. These options have a five-year contractual life term. Awards generally vest over four years, with 25% vesting on the grant date and the balance vesting in equal installments on the next three succeeding anniversaries of the grant date. The share-based compensation will be amortized based on an accelerated method over the four periods. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the 1998 Plan).
A summary of option activities under the 1998 Plan during fiscal 2006 is presented as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
Stock Options	Shares	Price	Contractual Life	Value

Outstanding at July 1, 2005	165,000	$3.44
Granted	—	—
Exercised	(107,615)	3.20
Forfeited or expired	(28,500)	4.84

Outstanding at June 30, 2006	28,885	$2.97	2.00	$90,637

Exercisable at June 30, 2006	14,885	$2.94	2.00	$47,122

The intrinsic value of the 107,615 options exercised was $243. Cash received from options exercised by employees during the twelve months ended June 30, 2006 was approximately $343.
A summary of the status of the Company’s non-vested stock options during fiscal 2006 is presented below:

		Weighted Average Grant Date
Non-vested Options	Shares	Fair Value

Non-vested at July 1, 2005	34,750	$0.86
Granted	—	—
Vested	(19,625)	0.92
Forfeited	(1,875)	0.68

Non-vested at June 30, 2006	13,250	$0.81

As of June 30, 2006 and June 30, 2005, there were approximately $5 and $22, respectively, of accumulated unrecognized stock compensation expense based on fair value on the grant date related to non-vested options granted under the 1998 Plan. Such amount is expected to be recognized during the weighted average period of 2.5 years.
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
A summary of the activities under the Directors’ Plan during fiscal 2006 is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
Stock Options	Shares	Exercise Price	Contractual Life	Value

Outstanding at July 1, 2005	137,000	$3.63
Granted	30,000	3.75
Exercised	(135,000)	3.24
Forfeited or expired	(32,000)	5.37

Outstanding at June 30, 2006	—	$—		$

Exercisable at June 30, 2006	—	—

The intrinsic value of the 135,000 options exercised was $393. Cash received from options exercised by directors during the twelve months ended June 30, 2006 was approximately $439.
Stock options issued not pursuant to the 1998 Plan or the Directors’ Plan
On November 14, 2005, an option to purchase 750 shares of the Company’s common stock was issued to a consultant in connection with his services rendered to the Company. The stock option was not issued pursuant to the 1998 Plan or the Directors’ Plan. The exercise price under the option was $2.66, which was lower than the fair market value of the stock on the grant date of the option and was exercisable immediately upon grant. The fair value of 750 shares of the Company’s common stock issuable upon exercise of stock options granted was approximately $2 based on the fair value at $2.92 per share determined by the Black Scholes option pricing model.
A summary of the option granted not under an existing stock option plan during fiscal 2006 is presented as follows:

Weighted Average
Exercise
Stock Options	Shares	Price

Outstanding at July 1, 2005	—	$—
Granted	750	2.66
Exercised	(750)	2.66
Expired	—	—

Outstanding at June 30, 2006	—	$

Exercisable at June 30, 2006	—	$

The intrinsic value of the 750 options exercised was $2. Cash received from the option exercised by the consultant during the twelve months ended June 30, 2006 was approximately $2.

The following table illustrates the pro forma effect on net income and earnings per share for fiscal 2006, 2005 and 2004 as if the Company had applied the fair value recognition provision of SFAS No. 123 to stock-based employee compensation for each period presented:

	June 30,	June 30,	June 30,
	2006	2005	2004
Net income: as reported	$9,056	$221	$220

Add: stock based compensation included in reported income	—	—	—

Deduct: total stock based compensation expense determined under fair value method for all awards	—	(49)	(41)

Pro forma net income	$9,056	$172	$179

Earnings per share — basic
As reported	$2.91	$0.07	$0.07
Pro forma	$2.91	$0.06	$0.06

Earnings per share — diluted
As reported	$2.90	$0.07	$0.07
Pro forma	$2.90	$0.06	$0.06
5. EARNINGS PER SHARE
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
Stock options to purchase 28,885 shares at exercise prices ranging from $2.66 to $4.40 per share were outstanding as of June 30, 2006. No options were excluded in the determination of common shares equivalents, because the average market price of common shares was greater than the exercise price of the stock options. The resulted common shares equivalents were approximately 13,000 shares and were presented in the following table for earnings per share calculation purposes. However, 13,288 options were excluded in the computation of diluted EPS for fiscal 2006 since they were anti-dilutive.
Stock options to purchase 302,000 shares at prices ranging from $2.25 to $5.63 per share were outstanding as at June 30, 2005. 65,000 options were excluded in the computation of diluted EPS, because the exercise price was greater than the weighted average market price of the common shares, and therefore were anti-dilutive.
Stock options to purchase 345,000 shares at prices ranging from $2.25 to $6.00 per share were outstanding as at June 30, 2004. 58,000 options were excluded in the computation of diluted EPS, because the exercise price was greater than the weighted average market price of the common shares, and therefore were anti-dilutive.
The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted EPS for the years presented herein:

	June 30,	June 30,	June 30,
	2006	2005	2004

Income from continuing operations	$597	$216	$162

Income from discontinued operations	$8,459	$5	$58

Net income attribute to common shares	$9,056	$221	$220

Basic Earnings Per Share
Basic earnings per share from Continuing operations	0.19	0.07	0.06
Basic earnings per share from Discontinued operations	2.72	0.00	0.01

Basic earnings per share from Net Income	2.91	0.07	0.07

Diluted Earnings Per Share
Diluted earnings per share from Continuing operations	0.19	0.07	0.05
Diluted earnings per share from Discontinued operations	2.71	0.00	0.02

Diluted earnings per share from Net Income	2.90	0.07	0.07

Weighted average number of common shares outstanding — basic	3,115	2,966	2,937

Dilutive effect of stock options	13	65	58

Number of shares used to compute earnings per share — diluted	3,128	3,031	2,995

6. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following:

	Estimated Useful	June 30,	June 30,
	Life in Years	2006	2005

Building and improvements	3-20	$337	$816
Leasehold improvements	3-27	2,984	2,669
Machinery and equipment	3-7	7,448	7,020
Furniture and fixtures	3-5	412	420
Equipment under capital leases	3-5	788	1,322

		11,969	12,247

Less:
Accumulated depreciation and amortization		4,734	4,317
Accumulated amortization on equipment under capital leases		162	754

		$7,073	$7,176

Depreciation and amortization expenses during fiscal 2006, 2005 and 2004 were $1,758 (of which $109 related to the intangible asset), $1,521 and $1,145, respectively.
7. ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS
Accounts receivable are customer obligations due under normal trade terms. The Company sells its products and services to manufacturers in the semiconductor industry. The Company performs continuing credit evaluations of our customers’ financial conditions, and although we generally do not require collateral, letters of credit may be required from our customers in certain circumstances.
Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. We include any accounts receivable balances that are determined to be uncollectible in our allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to us, we believe our allowance for doubtful accounts for the twelve months ended June 30, 2006 and 2005, respectively, was adequate.

The following table represents the changes in the allowance for doubtful accounts:

	Years Ended June 30,
	2006	2005	2004
Beginning	$147	$165	$157
Additions charged to cost and expenses	260	44	18
Recovered	(85)	(62)	(4)
Actual write-offs	(97)	—	(6)

Ending	$225	$147	$165

8. LINES OF CREDIT
The lines of credit have various financial covenants. The Company was in compliance with all such debt covenants at June 30, 2006 and 2005.

	June 30,	June 30,
	2006	2005
Revolving line of credit denominated by Singapore dollars, payable to a commercial bank for working capital purposes, to borrow up to $3,632 with an interest rate at the bank’s prime rate (5.75% at June 30, 2006 and 2005) plus 0.25% per annum. The line of credit is renewable in July 2006 and is collateralized by short-term deposits owned by Trio-Tech International Pte. Ltd.	$116	$119

Revolving line of credit denominated by Singapore dollars, payable to a commercial bank for working capital purposes, to borrow up to $5,588 with an interest at the bank’s prime rate (4.25% at June 30, 2006 and 2005) plus 1.25% per annum. The line of credit was renewable injury 2006 and is collateralized by short-term deposits owned by Trio-Tech International Pte. Ltd. and Universal (Far East) Pte. Ltd.	—	217

Total	$116	$336

9. ACCRUED EXPENSES
Accrued expenses consisted of the following:

	June 30,	June 30,
	2006	2005

Payroll and related	$1,655	$1,182
Commissions	180	113
Customer Deposits	25	26
Legal and audit	142	53
Sales tax	—	285
Utilities	240	188
Warranty	142	155
Provision for sales volume rebate	—	5
Provision for building sinking fund	36	34
Accrued purchase of materials and fixed assets	231	256
Unearned revenue	—	123
Provision for re-installment cost	168	—
Other accrued expenses	226	178

Total	$3,045	$2,598

10. WARRANTY ACCRUAL

	June 30,	June 30,
	2006	2005
Beginning	$155	$162
Additions charged to cost and expenses	—	43
Recovered	(1)	—
Actual write-offs	(12)	(50)

Ending	$142	$155

11. NOTES PAYABLE
Notes payable consisted of the following:

	June 30,	June 30,
	2006	2005
Note payable denominated by Singapore dollars to a commercial bank for purchasing certain equipment, maturing in October 2006, bearing interest at the bank’s prime rate (5.75% at June 30, 2006 and 2005) plus 0.5% per annum, with monthly payments of principal and interest of $18 through October 2006 collateralized by fixed deposits and existing corporate guarantee granted by the company to one of the subsidiaries.	$70	$264

Note payable denominated by Singapore dollars to a commercial bank for purchasing certain equipment, maturing in October 2006, bearing fixed interest 5.91%, with monthly payments of principal and interest of $6 through October 2006, collateralized by equipment.	23	83

Note payable denominated by Singapore dollars to a commercial bank for infrastructure investment, maturing in June 2007, bearing interest at the bank’s prime rate (4.25% at June 30, 2006 and 2005) plus 1% per annum, with monthly payments of principal and interest of $16 through June 2007, collateralized by fixed deposits.	198	348

Note payable denominated by Singapore dollars to a commercial bank for infrastructure investment, maturing in February 2008, bearing interest at the bank’s prime rate (4.25% at June 30, 2006 and 2005) plus 1% per annum, with monthly payments of principal plus interest of $18 through February 2008, collateralized by fixed deposits.	345	349

Note payable denominated by Singapore dollars to a commercial bank for purchasing certain equipment, maturing in November 2008, bearing interest at the bank’s prime rate of funds (3.41% at June 30, 2006) plus 3.5% per annum, with monthly payments of principal plus interest of $20 through November 2008, collateralized by fixed deposits and existing corporate guarantee granted by the company to one of the subsidiaries.	509	—

Note payable denominated by Singapore dollars to a commercial bank for infrastructure investment, maturing in April 2009, bearing interest at the bank’s prime rate (4.25% at June 30, 2006 and 2005) plus 1% per annum, with monthly payments of principal plus interest of $10 through April 2009, collateralized by fixed deposits.	260	—

Note payable denominated by Thailand baht to a commercial bank for extension of a building, maturing in December 2007, bearing interest at the bank’s prime rate (7.5% at June 30, 2006 and 4.5% at June 30, 2005) per annum, with monthly payments of principal and interest of $6 through December 2007, collateralized by land.	95	146

	June 30,	June 30,
	2006	2005
Mortgage note payable denominated in Irish pounds to the Industrial Credit Corporation for purchasing a building, maturing in July 2007, bearing interest at the bank’s prime rate (2.09% at June 30, 2006 and 2005) plus 3.5% per annum, with monthly payments of principal and interest of $3 through July 2007, collateralized by the building. As of June 30, 2006 the remaining balance due has been fully repaid.	—	60

Mortgage note payable denominated by Irish pounds to the Industrial Credit Corporation for purchasing a building, maturing in May 2008, bearing interest at the bank’s prime rate (2.11% at June 30, 2006 and 2005) plus 3% per annum, with monthly payments of principal plus interest of $1 through May 2008, collateralized by the relevant building. As of June 30, 2006 the remaining balance due has been fully repaid.	—	39

	1,500	1,289
Less current portion	(856)	(655)

Long term portion of notes payable	$644	$634

Maturities of notes payable as of June 30, 2006 were as follows:

Years Ending
June 30,
2007	$856
2008	510
2009	134
Thereafter	—

$1,500

12. INCOME TAXES
The Company generates income or loss before income taxes and minority interest in the U.S., Singapore, Thailand, and Malaysia, respectively, and files income tax returns in these countries. The summarized income or loss before income taxes and minority interest in the U.S. and foreign countries for fiscal 2006, 2005 and 2004 were as follows:

	Years Ended June 30,
	2006	2005	2004

U.S.	$(902)	$(118)	$(87)
Foreign	1,845	494	296

Total	$943	$376	$209

On a consolidated basis, the Company’s net income tax provisions (benefits) were as follows:

	Years Ended June 30,
	2006	2005	2004

Current:
Federal	$2	$—	$—
State	4	3	3
Foreign	256	117	56

	262	120	59

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(4)	38	(67)

	$258	$158	$(8)

The reconciliation between the U.S. federal tax rate and the effective income tax rate was as follows:

	Years Ended June 30,
	2006	2005	2004

Statutory federal tax rate	34%	34%	34%
State taxes, net of federal benefit	6	6	6
Foreign tax rate reduction	(10)	(10)	(41)
Other	5	3	(5)
Changes in valuation allowance	(8)	9	2

Effective rate	27%	42%	(4)%

At June 30, 2006, the Company had net operating loss carry forwards of approximately $1.3 million for state income tax purposes (which will expire through fiscal 2014). The Company also had foreign tax credits of $1.3 million, which will expire in fiscal 2015. Management of the Company is uncertain whether it is more likely than not that these future benefits will be realized. Accordingly, a full valuation allowance has been established.
The components of deferred income tax assets (liabilities) were as follows:

	June 30	June 30
	2006	2005

Deferred tax assets:
Net operating losses and credits	$1,152	$2,470
Inventory valuation	144	144
Depreciation	93	167
Provision for bad debts	17	16
Accrued vacation	12	13
Accrued expenses	7	7

Total deferred tax assets	1,425	2,817

Deferred tax liabilities:
Depreciation	(400)	(407)
Other	(278)	(275)

Total deferred income tax liabilities	(678)	(682)

Subtotal	678	2,135
Valuation allowance	(1,425)	(2,817)

Net deferred tax liabilities	$(678)	$(682)

The valuation allowance decreased by $1,392 (of which $1,318 was related to discontinued operations) in fiscal 2006 and increased by $36 and $15 in fiscal 2005 and 2004, respectively.
13. COMMITMENTS AND CONTINGENCIES
The Company leases certain of its facilities and equipment under long-term agreements expiring at various dates through fiscal 2010. Certain of these leases require the Company to pay real estate taxes and insurance and provide for escalation of lease costs based on certain indices. Future minimum payments under capital leases and non-cancelable operating leases as of June 30, 2006, net rental income under non-cancelable sub-leased properties were as follows:

	Capital	Operating	Minimum	Net Operating
Year ending June 30,	Leases	Leases	Rental Income	Leases
2007	$118	$767	$(106)	$661
2008	117	447	(64)	383
2009	60	114	—	114
2010	36	—	—	—
Thereafter	28	—	—	—

Total future minimum lease payments	359	$1,328	$(170)	$1,158

Less amount representing interest	(23)

Present value of net minimum lease payments	336
Less current portion of capital lease obligations	(106)

Long-term obligations under capital leases	$230

The Company entered two sublease agreements with third parties to rent out the properties in Malaysia. In October 2005 and March 2006, the Company rented out two properties in Malaysia, which expire in December 2007 and March 2008, respectively. Total rental income from subleases amounted to $87 in fiscal 2006, $85 in fiscal 2005 and $51 in fiscal 2004.
Total rental expense on all operating leases, cancelable and non-cancelable, amounted to $866 in fiscal 2006, $788 in fiscal 2005 and $658 in fiscal 2004.
The Company is, from time to time, the subject of litigation claims and assessments arising out of matters occurring in its normal business operations. In the opinion of management, resolution of these matters will not have a material adverse effect on the Company’s financial statements.
14. TRANSACTIONS IN SHAREHOLDERS’ EQUITY
Fiscal 2006
On July 7, 2005, the Board of Directors’ granted options under the 1998 Plan, covering 30,000 shares of Common Stock to four directors under the Directors Plan, all with an exercise price of $3.75 per share (equal to the market price at the grant date). The options granted to directors vested in full on the grant date. Under the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payments,” using the modified prospective application method, the compensation cost recognized was $34.
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
Fiscal 2005
On July 1, 2004, the Board of Directors granted options under the 1998 Plan, covering 5,500 shares of Common Stock to one employee and 30,000 shares of Common Stock to four directors under the Directors’ Plan, all with an exercise price of $4.40 per share (equal to the market price at the grant date). The options granted to directors vested in full on the grant date. The option granted to the employee has a five-year contractual life and vested 25% on the grant date and will vest as to an additional 25% on each anniversary date. According to APB No. 25, no stock compensation was recognized for these options to acquire 35,500 shares of Common Stock. On the measurement date, there was no intrinsic value on these options. Therefore, no stock compensation expense was recognized for this transaction during fiscal 2005.
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

Option holders under the Directors’ Plan exercised options covering 10,000 shares of the Company’s Common Stock with an exercise price of $2.25 per share. Consequently, the Company issued 10,000 shares of Common Stock in exchange for aggregate proceeds of $22.
Option holders under the 1998 Plan exercised options covering 1,000 shares of the Company’s Common Stock with an exercise price of $3.40 per share and options covering 500 shares at an exercise price of $2.66 per share. Consequently, the Company issued 1,500 shares of Common Stock in exchange for aggregate proceeds of $5.
Fiscal 2004
On July 14, 2003, the Board of Directors granted options under the 1998 Plan, covering 61,000 shares of Common Stock to 30 employees and 35,000 shares of Common Stock to four directors under the Directors’ Plan, all with an exercise price of $2.66 per share (equal to the market price at the grant date). The options granted to directors vested in full on the grant date. The options granted to the employees have a five-year contractual life and vested 25% on the grant date and will vest as to an additional 25% on each anniversary date. According to APB No. 25, no stock compensation was recognized for these 96,000 options. On the measurement date, there was no intrinsic value on these options. Therefore, no stock compensation expense was recognized for this transaction during fiscal 2004.
Option holders under the Directors’ Plan exercised options covering 5,000 shares of the Company’s Common Stock with an exercise price of $2.72 per share. Consequently, the Company issued 5,000 shares of Common Stock in exchange for aggregate proceeds of $14.
Option holders under the Directors’ Plan exercised options covering 25,000 shares of the Company’s Common Stock with an exercise price of $2.82 per share. Consequently, the Company issued 25,000 shares of Common Stock in exchange for aggregate proceeds of $70.
Option holders under the 1998 Plan exercised options covering 2,000 shares of the Company’s Common Stock with an exercise price of $3.20 per share and options covering 5,000 shares at exercise price of $2.66 per share. Consequently, the Company issued 7,000 shares of Common Stock in exchange for aggregate proceeds of $20.
15. CONCENTRATION OF CUSTOMERS
The Company had three major customers that accounted for the following accounts receivable and sales during the fiscal years ended:

Years ended June 30,	2006	2005	2004

Sales
- Customer A	44%	36%	38%
- Customer B	15%	27%	0%
- Customer C	9%	11%	15%

Accounts Receivable
- Customer A	45%	36%	32%
- Customer B	7%	23%	0%
- Customer C	5%	9%	15%
16. BUSINESS ACQUISITIONS
Fiscal year 2006
On January 3, 2006, the Company acquired 100% interest in Globetronics (Shanghai) Co., Ltd. pursuant to the Definitive Agreement dated November 18, 2005. Globetronics (Shanghai) Co., Ltd. (thereafter “Globetronics”) was a China-based, wholly owned foreign investment enterprise (WOFIE) conducting business in the burn-in testing service segment. The name of Globetronics (Shanghai) Co. Ltd. was changed to Trio-Tech (Shanghai) Co., Ltd. upon closing. The purpose of acquiring the burn-in testing business was to enhance the Company’s future growth opportunities, expand the Company’s present operations, and develop our market share in testing service in China. Beginning on January 3, 2006, the operating results of this subsidiary were included in the consolidated financial statements of the Company for the three-months ended March 31, 2006. This acquisition transaction was not considered significant to the Company.
Pursuant to the Definitive Agreement, the purchase price was $153, which covered certain fixed assets and testing services provided to the existing customers and did cover any other assets or liabilities of the acquired entity. In addition, the Company is not responsible for any disclosed or undisclosed liabilities incurred prior to the acquisition completion date. The Definitive Agreement also included a management service agreement, in which the Company appointed the Seller to provide accounting services to the acquired entity for $37 during a three-month transitional period commencing on the acquisition completion date.
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

Pro Forma Financial Information
The following pro forma financial information is presented only for informational purposes and is not necessarily indicative of the results of operations that would have been achieved had the acquisition taken place on July 1, 2005 or 2004. The unaudited pro forma combined statements of operations combine the historical results of the Company and the historical results of the acquired entity for the periods described below.
UNAUDITED PRO FORMA STATEMENT OF OPERATIONS
FOR THE YEAR ENDED JUNE 30, 2006

	Historical Information of		(a)
	The	Acquired	Pro Forma	Pro Forma
	Company	Operation	Adjustments	Results

Net sales	$29,099	$107	$—	$29,206

Net income	$9,056	$1	$(6)	$9,051

Basic earnings per share	$2.91			$2.91
Diluted earnings per share	$2.90			$2.89

Basic weighted average common shares outstanding	3,115			3,115
Diluted weighted average common shares outstanding	3,128			3,128

Note: The currency exchange rate is based on the average exchange rate of the related period.
(a)	Since the Company acquired the testing operation in Shanghai on January 3, 2006, the operation results of the testing operation in Shanghai has been included in the consolidated statement of income since that date. The purpose of pro forma is to demonstrate as if the acquisition incurred on July 1, 2005. Accordingly, the pro forma adjustment was based on the assumption that the fair value of the identified customer relationship needed to be amortized over a one-year period of time, assuming the acquisition took place on July 1, 2005.
UNAUDITED PRO FORMA STATEMENT OF OPERATIONS
FOR THE YEAR ENDED JUNE 30, 2005

	Historical Information of		(a)
	The	Acquired	Pro Forma	Pro Forma
	Company	Operations	Adjustments	Results

Net sales	$25,061	$194	$—	$25,255

Net income (loss)	$221	$(17)	$(12)	$192

Basic earnings per share	$0.07			$0.06
Diluted earnings per share	$0.07			$0.06

Basic weighted average common shares outstanding	2,966			2,966
Diluted weighted average common shares outstanding	3,031			3,031

Note: The currency exchange rate is based on the average exchange rate of the related period.
(b)	Since the Company acquired the testing operation in Shanghai on January 3, 2006, the operation results of the testing operation in Shanghai has been included in the consolidated statement of income since that date. The purpose of pro forma is to demonstrate as if the acquisition incurred on July 1, 2004. Accordingly, the pro forma adjustment was based on the assumption that the fair value of the identified customer relationship needed to be amortized over a one-year period of time, assuming the acquisition took place on July 1, 2004.
Fiscal year 2005
On July 1, 2004, the Company acquired certain assets from TS Matrix Bhd. (“Seller’) utilized by the burn-in testing division of Seller for an aggregate cash purchase price of approximately $1,218. Seller is one of our competitors. The Company paid approximately $92 by way of a deposit in fiscal 2004 and $1,126 in cash in fiscal 2005, of which $395 was financed through a bank-guaranteed note which matured at December 31, 2004. Our objectives in acquiring the burn-in testing division were to service a large electronic device manufacturer with whom we had been pursuing a business relationship for some time and to increase our market share in testing services. Upon completion of the acquisition, the customer signed a five-year agreement with the Company to provide testing services. The value of obtaining this customer relationship intangible is included in other intangible assets in the amount of $482. Results of the operations for the burn-in testing business are included in the Company’s income statement effective July 1, 2004.
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

Total purchase price:
Cash	$823
Notes payable	395

$1,218

Allocated as follows:
Fixed assets
- Machinery and equipment	$729
- Leasehold improvements	7

736
Intangible assets — customer relationship	482

$1,218

The excess purchase price over the fair value of tangible assets acquired was attributable to the customer relationship obtained from the above business acquisition and recorded as other intangible assets. No goodwill was recognized in this context. The customer relationship intangible will be amortized over its economic life based on the contract term as stated in the sales agreement with the customer on a straight-line method over five years.
The customer relationship intangible was previously reported in the Form 10-K as a subsequent event disclosure for the fiscal year ended June 30, 2004 at $493. The difference of $11 ($493 versus the above $482) is related to equipment transferred by Seller to the Malaysia testing operation subsequent to the completion date on July 1, 2004.
Pro Forma Financial Information
The following pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition taken place at July 1, 2003. The unaudited pro forma combined statement of operations for fiscal 2004 combines the historical results for the Company for fiscal 2004 and the historical results for the new burn-in testing division for the period described below.
UNAUDITED PRO FORMA STATEMENT OF OPERATIONS
FOR THE YEAR ENDED JUNE 30, 2004

	Historical Information of		(a)
	The	Acquired	Pro Forma	Pro Forma
	Company	Operation	Adjustment	Results

Net sales	$18,661	$1,816	$—	$20,477

Net income	$220	$169	$(96)	$293

Basic earnings per share	$0.07			$0.10
Diluted earnings per share	$0.07			$0.10

Basic weighted average common shares outstanding	2,937			2,937
Diluted weighted average common shares outstanding	2,995			2,995

Note: The currency exchange rate is based on the average exchange rate of the related period.
(a)	Net earnings were adjusted for pro forma purposes to recognize the effect of the amortization of the other intangible assets over its economic life of five years on a straight-line method, assuming that the acquisition took place on July 1, 2003.
17. DIVIDEND PAID TO SHAREHOLDERS
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

18. OTHER INCOME
Other income consisted of the following:

	June 30,	June 30,	June 30,
	2006	2005	2004
Interest income	$213	$58	$78
Rental income	91	86	57
Royalty income	—	—	—
Dividend income	4	9	11
Exchange (loss) gain	(46)	10	(12)
Sales of other products	—	—	6
Gain (loss) on disposal on marketable securities	—	—	115
Other miscellaneous income	336	19	2

Total	$598	$182	$257

19. DISCONTINUED OPERATIONS
The Company’s Ireland operation, as a component of the testing segment, suffered continued operating losses in the past three fiscal years and the cash flow was minimal for the past three years. In August 2005, the Company established a winding-down plan to close the testing operation in Dublin, Ireland. This fact was initially disclosed in the Form 10-K for the fiscal year ended June 30, 2005. Based on the restructuring plan and in accordance with EITF 03-13, the Company presented the operation results from Ireland as a discontinued operation, as the Company believed that no continued cash flow would be generated by the disposed component (Ireland subsidiary) and that the Company would have no significant continuing involvement in the operation of the discontinued component. Management of the Company initiated a plan to sell the property located in Dublin, Ireland in August 2005 and ceased the depreciation of the property in accordance with SFAS No. 144. In accordance with the restructuring plan, the Company would transfer the relevant machinery and equipment to Singapore and pay off the outstanding balance on the equipment loans, collect accounts receivable and pay off accounts payable as much as it could before moving out of Ireland. If the accounts receivable and accounts payable were not wound down before moving out of Ireland, the Company planned to have the Singapore office take over the responsibility for the collection and repayment matters. As a result, the machinery and equipment located in Dublin, Ireland were not included in the assets held for sale on the balance sheet as of September 30, 2005.
In late September 2005, the Company entered into a Definite Sale and Purchase Agreement to sell the Ireland building with a buyer through an auction process with a selling price of €8.85 million (equivalent to $10,574 US) and received a deposit of €885 (equivalent to $1,057 US). The sale was consummated on November 1, 2005. In accordance with SFAS No. 144, the asset held for sale was recorded at historical carrying value of the property of $261, as of September 30, 2005, which was lower than its fair value, less the cost to sell.
During the process of winding down the Company’s operation in Dublin, Ireland, the Company incurred general and administrative expenses of approximately $126 and one-time employment termination benefits of approximately $330 (of which $107 were paid in the quarter ended September 30, 2005) for the nine months ended March 31, 2006. In connection with the sale of the property located in Dublin, Ireland, the Company also incurred the following direct expenses, including professional fees of approximately $92, commissions and other selling related expenses of approximately $40, and incurred a liability estimated at $86 to refund the industrial development agency grant by the Irish government agency. The estimated amount of $86 is subject to the clearance of the Irish government agency. These expenses were directly offset against the proceeds from selling property as these expenses were deemed as cost to sell. The tax on capital gain in Ireland from the sale of property was approximately $1,955, which was deducted from the gross proceeds from selling the property after the taxable gain was determined. The Company considered the inter-period tax allocation noting the impact of allocation was minimal, as there was a loss of $450 in the Ireland entity before considering the gain from selling property and there were significant net operating losses carry-forward which cannot be used to offset the taxable capital gain. The gain realized through disposing the property in November 2005 was presented as part of income from discontinued operations in the statement of operations for the nine months ended March 31, 2006. The Company anticipates that it may incur additional costs and expenses in winding down the business of the subsidiary through which the Ireland facility was operated.
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
Income from discontinued operations for fiscal 2006, 2005 and 2004 was as follows:

	June 30	June 30	June 30
	2006	2005	2004
REVENUES	$78	$632	$493
COST OF SALES	63	516	414

GROSS PROFIT	15	116	79

OPERATING EXPENSES:
General and administrative	120	201	160
Employment termination benefits	330	—	—
Gain on sale of PP&E	—	—	(62)

Total	450	201	98

	(435)	(85)	(19)

OTHER INCOME (EXPENSE)
Interest expense	(3)	(11)	(17)
Other (expense) income	(12)	113	115

Total	(15)	102	98

(Loss) Income from discontinued operations before income tax	(450)	17	79
Gain on sale of property net of capital gain tax	8,909	—	—
Income tax provision		12	21

INCOME FROM DISCONTINUED OPERATIONs	$8,459	$5	$58

Breakdown of gain on sale of property
Gross proceeds	$10,574	—	—
Net book value of the property	(261)	—	—
Grant payable to Ireland government	(86)	—	—
Professional fees	(92)	—	—
Commissions and related selling expenses	(40)	—	—

	10,095	—	—
Capital gain tax	(1,955)	—	—

	8,140	—	—
Foreign currency translation adjustments	769	—	—

Gain on sale of property	$8,909	$—	$—

As the Company does not provide a separate cash flow statement for the discontinued operation, the details of cash flow from the discontinued operation in Ireland is summarized as follows: the gross proceeds were approximately $10,574, cost to sell was $218, and disbursement for capital gain tax was $1,955, resulting in net proceeds of $8,401. The loss from discontinued operations of $450 was deemed as cash outflow from operating activities of the discontinued operation; the net proceeds provided by investing activities were $8,401 from the sale of the property; the cash used in financing activities was the disbursement to pay off the outstanding equipment loan of $88. The impact of this discontinued operation was immaterial, because the total revenues for fiscal years June 30, 2005 and 2004 were approximately $600 and $500, respectively. The Company believes there will not be any future significant cash flows from the discontinued operation, as the outstanding accounts receivable and accounts payable are immaterial to the Company’s financial position and liquidity.
Before moving out of Ireland, the Company wired the remaining cash of approximately $7,800 to its Singapore subsidiary, where the main operations are located. Subsequently, approximately $1,608 out of the $7,800 was wired to the U.S. corporate office for distribution of dividends to shareholders, which were paid on January 25, 2006. In addition, $705 of the $7,800 was used for bonuses to the directors and corporate officers paid in December 2005 and January 2006, respectively.

20. BUSINESS SEGMENTS
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
The revenue allocated to individual countries is based on where the customers are located. The allocation of the cost of equipment, the current year investment in new equipment and depreciation expense have been made on the basis of the primary purpose for which the equipment was acquired.
All inter-segment sales are sales from the manufacturing segment to the testing and distribution segment. Total inter-segment sales were $117 in fiscal 2006, $294 in fiscal 2005, and $149 in fiscal 2004. Corporate assets mainly consist of cash and prepaid expenses. Corporate expenses mainly consist of salaries, insurance, professional expenses and directors’ fees.
Business Segment Information:

	Year		Operating		Depr.
	Ended	Net	Income	Total	and	Capital
	Jun. 30	Sales	(loss)	Assets	Amort.	Expenditures
Manufacturing	2006	$12,444	$(78)	$3,852	$133	$348
	2005	$10,681	$(108)	$1,907	$67	$83
	2004	$7,117	$(207)	$2,423	$99	$165

Testing Services	2006	$14,455	$1,454	$24,351	$1,610	$1,329
	2005	$11,307	$540	$14,417	$1,212	$2,006
	2004	$8,414	$287	$14,893	$819	$783

Distribution	2006	$2,200	$(118)	$772	$15	$1
	2005	$3,073	$(80)	$1,843	$143	$241
	2004	$3,130	$(27)	$588	$129	$227

Corporate and unallocated	2006	$—	$(771)	$409	$—	$—
	2005	$—	$7	$178	$1	$—
	2004	$—	$3	$96	$7	$—

Total Company	2006	$29,099	$487	$29,384	$1,758	$1,678
	2005	$25,061	$359	$18,345	$1,423	$2,330
	2004	$18,661	$56	$18,000	$1,054	$1,175

	Year		Europe					Elimi
	Ended	United	and other					and	Total
	Jun. 30,	States	Countries	Singapore	Thailand	Malaysia		other	Company
Net sales to customers	2006	$2,603	$2,937	$16,732	$1,896		$5,048	$(117)	$29,099
	2005	$2,209	$2,051	$12,620	$2,135		$6,340	$(294)	$25,061
	2004	$4,704	$762	$9,944	$2,534		$866	$(149)	$18,661

Operating Income (loss)	2006	$(60)	$84	$866	$100		$268	$(771)	$487
	2005	$(190)	$47	$283	$48		$143	$28	$359
	2004	$(216)	$(5)	$184	$48		$17	$28	$56

Long-lived Assets	2006	$21	$143	$3,646	$808	$	,2,806	$(40)	$7,384
	2005	$17	$305	$3,518	$882		$2,880	$(40)	$7,562
	2004	$8	$380	$3,557	$886		$411	$(40)	$5,202

21. QUARTERLY FINANCIAL DATA (UNAUDITED)
The Company’s summarized quarterly financial data are as follows:

Year ended June 30, 2005	Sep. 30,	Dec. 31,		Mar. 31,		Jun. 30,
Revenues	$7,743	$5,533		$5,884		$5,901
Expenses	7,373	5,738		5,898		5,677

Income (loss) before income taxes and minority interest	370	(205)		(14)		224

Income taxes	111	(60	)(a)	(26	)(b)	132

Income (loss) before minority interest	259	(145)		12		92
Minority interest	(13)	34		(4)		(20)

Net income (loss) from continuing operations	$246	$(111)		$8		$72

Net (loss) income from discontinued operations	(9)	11		14		(10)

Net income (loss)	$237	$(100)		$22		$62

Basic earnings (loss) per share
Continuing operations	$0.08	$(0.03)		$0.01		$0.02
Discontinued operations	—	—		—		—

Net income (loss)	$0.08	$(0.03)		$0.01		$0.02

Diluted earnings (loss) per share
Continuing operations	$0.08	$(0.03)		$0.01		$0.02
Discontinued operations	—	—		—		—

Net income (loss)	$0.08	$(0.03)		$0.01		$0.02

Year ended June 30, 2006	Sep. 30,	Dec. 31,	Mar. 31,		Jun. 30,
Revenues	$5,705	$7,425	$6,469		$9,500
Expenses	5,492	7,754	6,206	(d)	8,704

Income (loss) before income taxes and minority interest	213	(329)	263		796

Income taxes	73	112	106		(33)

Income (loss) before minority interest	140	(441)	157		829
Minority interest	24	(5)	17		(124)

Net income (loss) from continuing operations	$164	$(446)	$174		$705

Net (loss) income from discontinued operations	(378)	8,837	—		—

Net (loss) income	$(214)	$8,391	$174		$705

Basic (loss) earnings per share
Continuing operations	$0.05	$(0.09)	$0.05		$0.22
Discontinued operations	(0.13)	2.80	—		—

Net (loss) income	$(0.08)	$2.71	$0.05		$0.22

Diluted (loss) earnings per share
Continuing operations	$0.05	$(0.09)	$0.05		$0.22
Discontinued operations	(0.13)	2.80	—		—

Net (loss) income	$(0.08)	$2.71	$0.05		$0.22

(a)	This includes a tax refund of $68 in the Singapore operations after the assessment of the past year’s taxes were finalized.

(b)	This includes a tax refund of $46 in the Malaysia operation after the reassessment of the prior year tax returns was finalized.

(c)	The expenses include write off of machinery and equipment, furniture and fittings, and leasehold improvement of $70 from the Singapore testing operation.

(d)	This includes a reversal of a provision of $269 related to the value added tax assessment incurred in the testing operation located in Bangkok.