Form 10-Q
period 2006-09-30
TRIO TECH INTERNATIONAL
filed 2006-11-13
CIK 732026

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock outstanding as of November 1, 2006 is 3,222,992

TRIO-TECH INTERNATIONAL
INDEX TO CONSOLIDATED FINANCIAL INFORMATION, OTHER INFORMATION AND SIGNATURE

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (IN THOUSANDS EXCEPT NUMBER OF SHARES)

	September 30,	June 30,
	2006	2006
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$5,639	$2,551
Short-term deposits	5,293	7,839
Trade accounts receivable, less allowance for doubtful accounts of $128 and $225	7,936	8,518
Other receivables	216	306
Inventories, less provision for obsolete inventory of $449 and $448	3,441	2,447
Prepaid expenses and other current assets	244	170

Total current assets	22,769	21,831

PROPERTY, PLANT AND EQUIPMENT, Net	6,951	7,073
OTHER INTANGIBLE ASSETS, Net	279	311
OTHER ASSETS	688	169

TOTAL ASSETS	$30,687	$29,384

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Line of credit	$363	$116
Accounts payable	3,924	3,809
Accrued expenses	3,388	3,045
Income taxes payable	444	311
Current portion of notes payable	761	856
Current portion of capital leases	116	107
Current portion of deferred tax liabilities	205	319

Total current liabilities	9,201	8,563

NOTES PAYABLE, net of current portion	486	644
CAPITAL LEASES, net of current portion	224	230
DEFERRED TAX LIABILITIES	359	359

TOTAL LIABILITIES	10,270	9,796

MINORITY INTEREST	2,236	2,196

SHAREHOLDERS’ EQUITY:
Common stock; no par value, 15,000,000 shares authorized; 3,221,157 shares issued and outstanding as at September 30, 2006, and 3,219,407 shares issued and outstanding as at June 30, 2006, respectively	10,343	10,338
Paid-in capital	338	337
Accumulated retained earnings	7,906	7,150
Accumulated other comprehensive loss-translation adjustments	(406)	(433)

Total shareholders’ equity	18,181	17,392

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$30,687	$29,384

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
UNAUDITED, IN THOUSANDS, EXCEPT (LOSS) EARNINGS PER SHARE)

	Three Months Ended
	Sep. 30,	Sep. 30,
	2006	2005
	(Unaudited)	(Unaudited)
Revenues
Products	$5,978	$2,160
Services	3,898	3,545

	9,876	5,705

Costs of Sales
Cost of products sold	4,796	1,695
Cost of service rendered	2,589	2,186

	7,385	3,881

Gross Margin	2,491	1,824

Operating Expenses:
General and administrative	1,391	1,289
Selling	262	285
Research and development	17	17
Impairment loss	—	15

Total operating expenses	1,670	1,606

Income from Operations	821	218

Other Income (Expenses)
Interest expense	(29)	(35)
Other income	37	30

Total other income	8	(5)

Income from Continuing Operations before Income Taxes	829	213

Income Tax Provision	26	73

Income from Continuing Operations before Minority Interest	803	140

Minority Interest	(47)	24

Income from continuing operations	756	164

Discontinued Operations (Note7)
Loss from discontinued operations	—	(378)

Net Income (Loss) Attributed to Common Shares	$756	$(214)

	Three Months Ended
	Sep. 30,	Sep. 30,
	2006	2005
	(Unaudited)	(Unaudited)
BASIC EARNINGS PER SHARE:

Basic earnings per share from continuing operations	$0.23	$0.05
Basic earnings (loss) per share from discontinued operations	0.00	(0.13)

Basic earnings (loss) per share	$0.23	$(0.08)

DILUTED EARNINGS PER SHARE:
Diluted earnings per share from continuing operations	$0.23	$0.05
Diluted earnings (loss) per share from discontinued operations	0.00	(0.13)

Diluted earnings (loss) per share	$0.23	$(0.08)

Weighted Average Shares Outstanding
Basic	$3,220	$2,994

Diluted	3,239	3,043

Comprehensive Income (Loss):
Net income (Loss)	$756	$(214)
Foreign currency translation adjustment	27	21

Comprehensive Income (Loss)	$783	$(193)

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS UNAUDITED, IN THOUSANDS)

	Three Months Ended
	Sep 30,	Sep 30,
	2006	2005
	(unaudited)	(unaudited)
Cash Flow from Operating Activities
Net income	$756	$(214)
Adjustments to reconcile net income to net cash flow provided by operating activities
Depreciation and amortization	458	392
Bad debt expense, net	(97)	18
Inventory provision	1	—
Interest income on short-term deposits	(34)	(15)
Impairment Loss	—	15
Stock compensation	1	34
Restructuring costs	—	223
Deferred tax provision	(114)	(2)
Minority interest	47	(24)
Changes in operating assets and liabilities, net of acquisition effects
Accounts receivables	679	654
Other receivables	90	(90)
Other assets	(519)	(92)
Inventories	(995)	(631)
Prepaid expenses and other liabilities	(74)	(113)
Accounts payable and accrued liabilities	458	381
Income tax payable	133	27

Net cash provided by operating activities	790	563

Cash Flow from Investing Activities
Proceeds from short-term deposit matured	6,657	382
Investments in short-term deposits	(4,077)	(650)
Additions to property, plant and equipment	(274)	(131)

Net cash provided by (used in) investing activities	2,306	(399)

Cash Flow from Financing Activities
Net borrowings (payments) on lines of credits	247	(51)
Repayment of bank loans and capital leases	(287)	(236)
Proceeds from long-terms bank loans and capital leases	6	199
Proceeds from exercising stock options	5	64

Net cash used in financing activities	(29)	(24)

Effect of Changes in Exchange Rate	21	16

NET INCREASE IN CASH	3,088	156
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,551	1,439

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,639	$1,595

	Three Months Ended
	Sep 30,	Sep 30,
	2006	2005
	(unaudited)	(unaudited)
Supplementary Information Of Cash Flows
Cash paid during the period for:
Interest	$29	$37
Income taxes	$1	$45

Non-Cash Transactions
Restricted cash	$—	$(1,067)
Capital lease of property, plant and equipment	$31	$—
See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AND NUMBER OF SHARES)
1.	ORGANIZATION AND BASIS OF PRESENTATION

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
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. All significant inter-company accounts and transactions have been eliminated in consolidation. The unaudited consolidated financial statements are presented in U.S. dollars. The accompanying financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report for the fiscal year ended June 30, 2006.

2.	INVENTORIES

Inventories consisted of the following:

	Sep. 30,
	2006	June 30,
	(Unaudited)	2006
Raw materials	$833	$827
Work in progress	2,667	1,803
Finished goods	390	265
Less: provision for obsolete inventory	(449)	(448)

	$3,441	$2,447

3.	STOCK OPTIONS

The Company had two share-based compensation plans, which are described below. The Company historically adopted the APB No. 25 approach — intrinsic value method — and presented the pro forma information in line with the requirements of SFAS No. 123. Historically, there was no stock based compensation cost charged against income for the fiscal years ended June 30, 2005 and 2004. There was no income tax benefit related to share-based compensation for the fiscal years ended June 30, 2005 and 2004, as the Company did not claim a deduction for corporate income tax purposes.

Effective July 1, 2005, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payments,” using the modified prospective application method. Under this transition method, compensation cost recognized in the quarter ended September 30, 2006 includes the applicable amounts of: (a) compensation cost of all share-based payments granted prior to, but not yet vested as of, July 1, 2005 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123) and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123R). Amortization of unrecognized fair value of the non-vested options for the three months ended September 30, 2006 and 2005 was $1.

On December 2, 2005, the Board of Directors terminated these two share-based compensation plans due to the cost of such compensation exceeding the benefits. There were no stock options granted during the three months ended September 30, 2006.

Assumptions

The disclosure of the above fair value for these awards was estimated using the Black-Scholes option pricing model with the assumptions listed below:

	Quarter Ended	Years Ended
	September 30, 2006	June 30, 2006	June 30, 2005	June 30, 2004
Expected volatility	73.22%	49.5-51.53%	33.5 - 36.8%	41.9%
Weighted average volatility	73.22%	49.5%	33.9%	41.9%
Risk free interest rate	3.71-4.50%	3.71-4.50%	2.89 - 3.27%	2.76%
Expected life (years)	2.00	2.00	2.00	2.00
The expected volatilities are based on the historical volatility of the Company’s stock. The observation is made on a weekly basis. The observation period covered is consistent with the expected terms of options. The expected terms of stock options are based on the average vesting period on a basis consistent with the historical experience of the similar option grants. The risk-free rate is consistent with the expected terms of the stock option and based on the United States Treasury yield curve in effect at the time of grant.

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

A summary of option activities under the 1998 Plan during the fist quarter of fiscal 2007 ended September 30, 2006 is presented as follows:

			Weighted -
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at July 1, 2006	28,885	$2.97
Granted	—	—
Exercised	(1,750)	2.81
Forfeited or expired	(250)	2.66

Outstanding at September 30, 2006	26,885	$2.99	2.00	$241,285

Exercisable at September 30, 2006	25,510	$2.91	2.00	$230,890

The intrinsic value of the $1,750 options exercised was $6. Cash received from options exercised during the three months ended September 30, 2006 was approximately $5. There were no options granted during the three months ended September 30, 2006 under the 1998 Stock Option Plan.

A summary of the status of the Company’s non-vested stock options during the three months ended September 30, 2006 is presented below:

		Weighted-
		Average Grant-
		Date
	Options	Fair Value
Non-vested at July 1, 2006	13,250	$0.81
Granted	—	—
Vested	(11,625)	0.76
Forfeited	(250)	0.68

Non-vested at September 30, 2006	1,375	$1.31

As of September 30, 2006, there was approximately $4 of accumulated unrecognized stock compensation based on fair value on the grant date related to non-vested options granted under the 1998 Plan. That cost was expected to be recognized during the weighted average period of 1.5 years.

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

As of July 1, 2006, there were no stock options outstanding under the Directors’ plan, and there were no options exercisable. Because the Directors’ plan was terminated in December 2005, there were no options granted during the three months ended September 30, 2006.

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

Stock options to purchase 26,885 shares at exercise prices ranging from $2.66 to $4.40 per share were outstanding as of September 30, 2006. No options were excluded in the determination of common shares equivalents, because the average market price of common shares was greater than the exercise price of the stock options. The resulted common shares equivalents were approximately 19,000 shares and are presented in the following table for earnings per share calculation purposes.

Stock options to purchase 257,050 shares at exercise prices ranging from $2.25 to $4.50 per share were outstanding as of September 30, 2005. 40,000 options were excluded in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares and therefore they were anti-dilutive.

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted EPS for the years presented herein:

	Three Months Ended
	Sep. 30,	Sep. 30,
	2006	2005
	(Unaudited)	(Unaudited)
Income from continuing operations	$756	$164

Loss from discontinued operations	$—	$(378)

Net income (loss) attributed to common shares	$756	$(214)

Basic (Loss) Earnings Per Share
Basic earnings per share from continuing operations	$0.23	$0.05
Basic earnings (loss) per share from discontinued operations	0.00	(0.13)

Basic earnings (loss) per share	$0.23	$(0.08)

Diluted (Loss) Earnings Per Share
Diluted earnings per share from continuing operations	$0.23	$0.05
Diluted earnings (loss) per share from discontinued operations	0.00	(0.13)

Diluted earnings (loss) per share	$0.23	$(0.08)

Weighted average number of common shares outstanding — basic	3,220	2,994

Dilutive effect of stock options	19	49

Number of shares used to compute earnings per share — diluted	3,239	3,043

5.	NEW ACCOUNTING PRONOUNCEMENT

In June 2006, the Financial Accounting Standard Board “FASB” issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income tax assets and liabilities. FIN 48 will be effective as of the beginning of our fiscal year 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We expect that the adoption of FIN 48 will not have a material impact on our consolidated results of operations or financial position.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatement when Quantifying Misstatements in Current Year Financial Statements’ (SAB 108), which will be effective for the fiscal year ending after November 15, 2006. The objective of SAB 108 is to eliminate diversity in practice surrounding how public companies quantify financial statement misstatements. SAB requires quantification of financial statement misstatements based on the effects of the misstatements on the consolidated statement of income, the consolidated balance sheet and related financial statement disclosures.

According to SAB 108, both “rollover” and “iron curtain” approaches must be considered when evaluating a misstatement for materiality. This is referred to as the “dual approach.” For the companies that have previously evaluated misstatements under one, but not both, of these methods, SAB 108 provides companies with a one-time option to record the cumulative effect of their prior unadjusted misstatements in a manner similar to a change in accounting principle in their annual financial statements during the effective time period if (i) the cumulative amount of the unadjusted misstatements at the beginning of the adopting year would have been material under the dual approach to their annual financial statements for the prior year or (ii) the effect of correcting the unadjusted misstatements during the adopting year would cause these annual financial statements to be materially misstated under the dual approach. In accordance with SAB 108, companies are allowed, upon adoption, to record the effects as a cumulative—effect adjustment to the retained earnings. We are currently assessing what impact, if any, that adoption of SAB 108 will have on our financial position and results of operations.

6.	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are customer obligations due under normal trade terms. We sell our products and services to manufacturers in the semiconductor industry. We perform continuing credit evaluations of our customers’ financial condition, and although we generally do not require collateral, letters of credit may be required from our customers in certain circumstances.

Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. We include any accounts receivable balances that are determined to be uncollectible in our allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to us, we believe our allowance for doubtful accounts for the three months ended September 30, 2006 and the twelve months ended June 30, 2006 was adequate.

The following table represents the changes in the allowance for doubtful accounts:

	Sep. 30,
	2006	June 30,
	(Unaudited)	2006
Beginning	$225	$147
Additions charged to expenses	1	260
Recovered	(98)	(85)
Actual write-offs	—	(97)

Ending	$128	$225

7.	WARRANTY ACCRUAL

	Sep. 30,
	2006	June 30,
	(Unaudited)	2006
Beginning	$142	$155
Additions charged to cost and expenses	20	—
Recovered	—	(1)
Actual write-offs	—	(12)

Ending	$162	$142

8.	ACQUISITION OF A SUBSIDIARY

On January 3, 2006, the Company acquired a 100% interest in Globetronics (Shanghai) Co., Ltd. The results of operations of Globetronics, which were not material, have been included in the Condensed Consolidated Statements of Earnings (Loss) of the Company since January 3, 2006.

Pro Forma Financial Information

The following pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition taken place on July 1, 2005. The unaudited pro forma statements of operations combine the historical results of the Company and the historical results of the acquired entity for the periods described above.
PRO FORMA STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005

Historical
	Historical	Historical
	Information of the	information of the	Pro Forma
	Company (1)	acquired business (2)	Adjustments (3)	Proforma
Net sales	$5,705	$115	$—	$5,820

Net (loss) income	$(214)	$1	$(3)	$(216)

Basic loss per share	$(0.08)			$(0.08)

Diluted loss per share	$(0.08)			$(0.08)
Basic weighted average common shares outstanding	2,994			2,994
Diluted weighted average common shares outstanding	3,043			3,043

1.	The historical information of the Company was based on the Form 10-Q filed with the SEC for the three months ended September 30, 2005.

2.	The historical information of the acquired entity covers the three-month operating results from the books and records of Globetronics for the period from July 1, 2005 to September 30, 2005.

3.	Pro forma adjustment was based on the assumption that the fair value of the identified customer relationship needs to be amortized over a one-year period of time, assuming the acquisition took place on July 1, 2005.
9.	DISCONTINED OPERATIONS

The Company’s Ireland operation, as a component of the testing segment, suffered continued operating losses in the past three fiscal years and the cash flow was minimal for the past three years. In August 2005, the Company established a restructuring plan to close the testing operation in Dublin, Ireland. In November 2005, the Company completed the sale of said property. In accordance with EITF 03-13, we presented the operation results from Ireland as a discontinued operation.

10.	BUSINESS SEGMENTS

The Company operates principally in three industry segments; the testing service industry (which performs structural and electronic tests of semiconductor devices), the designing and manufacturing of equipment (which equipment tests the structural integrity of integrated circuits and other products) and the distribution of various products from other manufacturers in Singapore and Southeast Asia. The following net sales were based on customer location rather than subsidiary location.

The allocation of the cost of equipment, the current year investment in new equipment and depreciation expense have been made on the basis of the primary purpose for which the equipment was acquired.

All inter-segment sales were sales from the manufacturing segment to the testing and distribution segments. Total inter-segment sales were $8 and $30 for the three months ended September 30, 2006 and 2005, respectively. Corporate assets mainly consisted of cash and prepaid expenses. Corporate expenses mainly consisted of salaries, insurance, professional expenses and directors’ fees.

The following segment information is unaudited:

Business Segment Information:

	Quarter		Operating		Depr.
	Ended	Net	Income	Total	and	Capital
	Sep. 30,	Sales	(loss)	Assets	Amort.	Expenditures
Manufacturing	2006	$5,484	$441	$4,718	$42	$114
	2005	1,355	(175)	2,040	23	11

Testing Services	2006	3,898	402	24,695	412	191
	2005	3,545	458	16,455	366	120

Distribution	2006	494	(37)	1,012	4	—
	2005	805	(1)	1,192	3	—

Corporate and unallocated	2006	—	15	262	—	—
	2005	—	(64)	162	—	—

Total Company	2006	$9,876	$821	$30,687	$458	$305
	2005	$5,705	$218	$19,849	$392	$131

Geographic Area Information:

			Europe,				Elimin-
	Quarter		China				ations
	Ended	United	and other				and	Total
	Sep. 30,	States	countries	Singapore	Thailand	Malaysia	Other	Company
Net sales to customers	2006	$365	$1,564	$6,225	$512	$1,218	$(8)	$9,876
	2005	434	328	3,791	461	721	(30)	5,705

Operating Income (loss)	2006	(27)	146	533	46	108	15	821
	2005	(18)	(2)	230	28	44	(64)	218

Long-lived Assets	2006	21	187	3,594	782	2,686	(40)	7,230
	2005	17	40	3,346	852	2,830	(40)	7,045

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
The following should be read in conjunction with the condensed consolidated financial statements and notes in Item I above and with the audited consolidated financial statements and notes, and with the information under the headings “Risk factors” and “Management’s discussion and analysis of financial condition and results of operations” in the most recent Annual Report on Form 10-K.
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
Overview
Founded in 1958, Trio-Tech International provides third-party semiconductor testing and burn-in services primarily through its laboratories in Southeast Asia. The Company also designs, manufactures and markets equipment and systems, and distributes semiconductor processing and testing equipment manufactured by others. The Company operates in three business segments: Testing Services, Manufacturing and Distribution.
We own and operate facilities that provide testing services for semiconductor devices and other electronic components to meet the requirements of military, aerospace, industrial and commercial applications. We currently operate five testing facilities, one in the United States and four in Southeast Asia. The Company uses its own proprietary equipment for certain burn-in, centrifugal and leak tests, and commercially available equipment for various other environmental tests. The Company conducts the majority of its testing operations in Southeast Asia with facilities in Singapore, Malaysia and Thailand. Our facilities require substantial investment to construct and are largely fixed-costs assets once in operation. Because we own most of the testing capacity, a significant portion of our operating costs is fixed. In general, these costs do not decline with reductions in customer demand or the utilization of our testing capacity, and can adversely affect profit margin as a result. Conversely, as product demand rises and factory utilization increases, the fixed costs are spread over the increased output, which should improve profit margins.
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
In the United States, our manufacturing segment focused on marketing used and refurbished equipment, which some of our customers are more willing to purchase since it is less expensive than new equipment.

Due to the competitive environment in the manufacturing segment, we anticipate that we will continue to implement our cost reduction plan by outsourcing a portion of our manufacturing process to outside suppliers, such as electrical and mechanical fabrication houses, and seek competitively priced materials.
Our distribution segment operates primarily in Southeast Asia. This segment markets and supports distribution of the Company’s own manufactured equipment in addition to distributing complementary products from other manufacturers that are used by the Company’s customers and other semiconductor and electronics manufacturers. One of the strategic business units also serves as a distributor of electronic components to customers. In the first quarter ended September 30, 2006, we continued to focus our marketing efforts on Asia. We believe that Asian markets are growing faster than other markets due to the rapid expansion in the China market. We also believe that due to our strategic position in the heart of Asia, we are in a good position to service customers in Southeast Asia.
First Quarter Fiscal 2007 Highlights
•	Revenue increased 731% to $9,876, compared with revenue of $5,705 for the first quarter of fiscal 2006.

•	Income from continuing operations was $756, an increase of $592, or 361.0%, compared with the first quarter of fiscal 2006.

•	Gross profit margins decreased by 6.8% to 25.2% from 32.0% for the first quarter of fiscal 2006.

•	Selling expenses approximated 2.7% of revenue, down from 5.0% of net revenue for the first quarter of fiscal 2006.

•	General and administrative expenses approximated 14.1% of revenue, a decrease of 8.5% compared with the first quarter of fiscal 2006.
Results of Operations and Business Outlook
The following table sets forth our revenue components for the three months ended September 30, 2006 and 2005, respectively.

	Three Months Ended
	Sept. 30,	Sept. 30,
	2006	2005
Net Sales:
Manufacturing	55.52%	23.76%
Testing	39.47	62.14
Distribution	5.01	14.10

Total	100.00%	100.00%

Net sales for the three months ended September 30, 2006 were $9,876, an increase of $4,171, or 73.1%, compared to $5,705 for the same quarter in the last fiscal year.
Net sales into and within China, the Southeast Asia regions, and other countries increased by $4,240 (or 80.4%) for the three months ended September 30, 2006, from $5,271 to $9,511, compared to the same quarter last fiscal year. This overall increase was primarily due to an increase in sales from the manufacturing segment. Net sales into and within the United States decreased by $69 (or 15.9%) for the three months ended September 30, 2006, down from $434 to $365, compared to the same quarter last fiscal year, as we believe the customers in the United States are still conservative in capital spending.
The increase in net sales can be discussed within three segments as follows:
Manufacturing Segment
Net sales in the manufacturing segment as a percentage of total net sales increased by 31.76% to 55.52% of total net sales for the three months ended September 30, 2006, compared to 23.76% of total net sales in the first quarter of fiscal 2006. The absolute amount of net sales increased by $4,129 for the three months ended September 30, 2006 from $1,355 to $5,484, compared to the first quarter of fiscal 2006. The increase in revenue generated by the manufacturing segment was due to a continuing increase in demand in the personal computer market in Asia, which in turn led to a greater demand for our products. The demand for our burn-in systems appeared to increase concurrently with the need for more microprocessor chips in Southeast Asia. Such increase resulted from a hike in demand from one of our major customers, which was a result of that customer’s growing share in the market for microprocessor chips.

Testing Segment
Net sales in the testing segment as a percentage of total net sales were 39.47%, a drop of 22.67% for the three months ended September 30, 2006, compared to 62.14% in the first quarter of fiscal 2006. The absolute amount of net sales in the testing segment actually increased by $353 for the three months ended September 30, 2006, from $3,545 to $3,898, compared to the first quarter of fiscal 2006. The testing segment showed an improvement in revenue, compared to the same quarter last fiscal year, due to a hike in demand for testing services in Southeast Asia. We believe that the increase in demand for testing services resulted from the strong economic growth and robust development in the electronics manufacturing industries in China. In addition, an increased demand from one of our customers, with regard to high-end personal computers, notebooks and server chips, also contributed to the increase. Demand for testing services varies from time to time depending on changes taking place in the market and our customers’ forecasts. We anticipate that our customers will continue to request our services to perform “burn-in” on chips to be used in wireless handsets, automotive applications and wired communications, all of which are currently in high demand in their respective markets.
Distribution Segment
The distribution segment accounted for 5.01% of total net sales in the first quarter of fiscal 2007, a decrease of 9.09% compared to 14.10% in the first quarter of fiscal 2006. The absolute amount of net sales decreased by $311 for the three months ended September 30, 2006, from $805 in the first quarter of fiscal 2006 to $494 in the first quarter of fiscal 2007. The drop in revenue was due to lower demand for back-end products such as Vibration equipment and bubble testers in the first quarter of fiscal 2007, and a saturation of equipment and electronic components in the current market.
Uncertainties and Remedies
There are several influencing factors which create uncertainties when forecasting performance, such as the ever-changing nature of technology, specific requirements from the customer, decline in demand for certain types of burn-in devices or equipment, and other similar factors. One of these factors is the highly competitive nature of the semiconductor industry. Another is that some customers are unable to provide a forecast of the products required in the upcoming weeks; hence it is difficult to plan for the resources needed to meet these customers’ requirements due to short lead time and last minute order confirmation. This will normally result in a lower margin for these products, as it is more expensive to purchase materials in a short time frame. However, the Company has taken action to protect itself and has formulated plans for dealing with these unpredictable factors. For example, in order to meet customers’ demands upon short notice, the Company maintains higher inventories, but continues to work closely with its customers to avoid stock piling. We continue to cut costs by upgrading some of our existing facilities to cater to the changing requirements of customers and by maintaining a lean headcount, while still keeping quality high so as to sell new products at a competitive price. We have also been improving customer service from staff by keeping them up to date on the newest technology and stressing the importance of understanding and meeting the stringent requirements of our customers. Finally, the Company is exploring new markets and products, looking for new customers, and upgrading and improving burn-in technology while at the same time searching for improved testing methods of higher technology chips.
Comparison of First Quarters Ended September 30, 2006 (“Q1 2007”) and September 30, 2005 (“Q1 2006”)
The following table sets forth certain consolidated statements of income data as a percentage of net sales for the first quarters of fiscal 2007 and 2006, respectively:

	Q1 2007	Q1 2006
Net Sales	100.0%	100.0%
Cost of Sales	74.8%	68.0%

Gross Margin	25.2%	32.0%

Operating Expenses
General and administrative	14.1%	22.6%
Selling	2.7%	5.0%
Research and development	0.2%	0.3%
Impairment Loss	0.0%	0.3%

Total Operating Expenses	17.0%	28.2%

Income from operations	8.2%	3.8%

Overall Gross Margin
Overall gross margin decreased by 6.8% for the three months ended September 30, 2006, from 32.0% in the first quarter of last year to 25.2%, primarily due to the drop in average selling prices in our testing segment and increased sales of low margin products in the distribution segment. In terms of dollar value, the overall gross margin increased by $667 for the three months ended September 30, 2006 from $1,824 to $2,491, compared to the same quarter last fiscal year, as a result of the better sales performance by the Singapore manufacturing segment.
Gross profit margin in the manufacturing segment increased from 18.4% in the first quarter of fiscal 2006 to 20.1% in the first quarter of fiscal 2007. In absolute amounts, gross profits increased by $841 to $1,102 for the three months ended September 30, 2006, from $249 for the three months ended September 30, 2005. Such an increase was mainly attributable to a hike in revenue from $1,355 for the first quarter of 2006 to $5,484 for the first quarter of 2007.
Gross profit margin in the testing segment decreased by 4.7% for the three months ended September 30, 2006, from 38.3% to 33.6%, compared to the same quarter last fiscal year, and this was primarily due to a drop in the average selling price of services. Our customers changed their demands and requirements, which resulted in a lower average unit selling price for many of our products. However, we expect that the effect of such trend may be offset in the future by the increase in burn-in services demanded for the faster microprocessor chips. Gross profits in the testing segment were $1,309 and $1,359 for the three months ended September 30, 2006 and 2005, respectively.
Gross profit margin in the distribution segment dropped by 10.6% for this quarter, from 26.9% in the first quarter of fiscal 2006 to 16.3%, compared to the same quarter last fiscal year. Sales in this quarter were mainly from low margin back-end products, such as Vibration equipment, chambers and wafer fabricators. Gross profits were $80 and $216 for the three months ended September 30, 2006 and 2005, respectively.
Operating Expenses
The operating expenses for the first quarters of 2007 and 2006 were as follow:

(In Thousands, unaudited)	Q1 2007	Q1 2006

General and administrative	$1,391	$1,289
Selling	$262	$285
Research and development	$17	$17
Impairment Loss	$—	$15

Total	$1,670	$1,606

General and administrative expenses increased by $102 (or 7.91%) from $1,289 to $1,391 for the three months ended September 30, 2006, compared to the same quarter last fiscal year. This was due to the increase in payroll and related expenses as a result of the rise in headcount in the Singapore operations in the first quarter of fiscal 2007. Selling expenses decreased by $23 (or 8.1%) for the three months ended September 30, 2006 from $285 to $262, compared to same quarter last fiscal year, mainly due to a decrease in commission expenses as a result of fewer commissionable sales in the distribution segment.
Research and development costs remained constant compared to the same quarter last fiscal year.
In the first quarter of fiscal 2006, the Company recognized an impairment loss of $15 with respect to the obsolescence of certain machinery and equipment in the Singapore testing operation, as such machinery and equipment was no longer suitable for performing testing services for the high-speed microprocessor chips.
Income from operations
Income from operations increased by $603 (or 276.6%) from $218 to $821 for the three months ended September 30, 2006, mainly due to an increase in the net sales in the manufacturing segment and testing segment as the result of increased market demand.
Interest Expense
Interest expense for the first quarters of 2007 and 2006 were as follow:

(In Thousands, unaudited)	Q1 2007	Q1 2006
Interest expense	$29	$35

Interest expense decreased by $6 for the three months ended September 30, 2006 from $35 to $29 in the same quarter last fiscal year, primarily due to lower usage of credit line facilities in the Singapore operations, when compared to the same quarter last year.
Other Income
Other income for the first quarters of 2007 and 2006 were as follow:

(In Thousands, unaudited)	Q1 2007	Q1 2006
Other income	$37	$30
Other income increased by $7 (or 23.3%) for the three months ended September 30, 2006 from $30 to $37, compared to the same quarter last fiscal year, primarily due to the increase in interest income generated from short-term deposits and the increase in rental income, though offset by currency transaction loss. Interest income was $37 for the three months ended September 30, 2006 and was $19 higher than the interest income generated in the same quarter last fiscal year due to higher working capital generated from the collection of accounts receivables. Currency transaction loss increased by $25 for the three months ended September 30, 2006, from $2 to $27, compared to the same quarter last fiscal year. This was attributable to the weakening of the U.S. dollar against foreign currency in U.S. denominated assets.
Income Tax
Income tax provision for the three months ended September 30, 2006 was $26, a decrease of $47 (or 64.4%) compared to the income tax provision of $73 for the same quarter last fiscal year. Income tax provision of $99 for this quarter was related to a higher tax provision provided for the increased income generated from the Singapore operations, and $41 for the finalization of a corporate income tax assessment conducted by the Singapore tax authority for the fiscal years ended June 30, 2001, 2002, and 2003, but offset by the reversal of a deferred tax liability of $114 in the Singapore operations. The aggregate deferred tax liability of $114 was recorded for possible future tax liability regarding the allocation of corporate expenses from the United States to the Singapore operations during fiscal 2000 and 2001, respectively. The amount was reversed as the result of the finalization of a corporate income tax assessment conducted by the Singapore tax authority, as it determined that no further income taxes were due by our Singapore subsidiary for these two fiscal years. This meant that allocated corporate expense deduction was allowed for fiscal 2000 and 2001, respectively.
Minority Interest
As of September 30, 2006, we held a 55% interest in Trio Tech Malaysia. In the first quarter of fiscal 2007, minority interest in the net income of subsidiaries was $47, an increase of $71, or 294.8%, compared to a minority interest in the net loss of $24 for the same quarter of fiscal 2006. The increase in the minority interest was attributable to the improvement in the net income generated from the Malaysia testing operation and an increase in translation gain as the result of an increase in the exchange rate between U.S. dollars and Singapore dollars.
Loss from Discontinued Operations
The loss from discontinued operations of $378 for the three months ended September 30, 2005 represented restructuring costs incurred in Ireland. The Company had no similar loss for the quarter ended September 30, 2006.
Net Income
Net income was $756 in the first quarter of fiscal 2007, representing an increase of $970 over a net loss of $214 for the three months ended September 30, 2005. The main factor that contributed to the increase was the rise in net sales in the manufacturing segment and testing segment.
Earnings per Share
Basic and diluted earnings per share from continuing operations for the three months ended September 30, 2006 increased by $0.18, from $0.05 to $0.23 per share, compared to the same quarter last fiscal year. There was no income or loss from discontinued operations for the first quarter of fiscal 2007. Basic and diluted earnings per share attributable to discontinued operations for the three months ended September 30, 2005 were a loss of $0.13 per share.

Segment information
The revenue, gross margin and income from each segment for the first quarter of fiscal 2007 and first quarter of fiscal 2006, respectively, are presented below. As the segment revenue and gross margin for each segment have been discussed in the previous section, only the comparison of income from operations is discussed below.
Manufacturing Segment
The revenue, gross margin and income (loss) from operations for the manufacturing segment for the first quarters of 2007 and 2006 were as follows:

(In Thousands, unaudited)	Q1 2007	Q1 2006
Revenue	$5,484	$1,355
Gross margin	20.1%	18.4%
Income (loss) from operations	$441	$(175)
Income from operations in the manufacturing segment increased by $616 to $441 for the three months ended September 30, 2006, from a loss of $175 in the same quarter last fiscal year. The improvement in operating profit was attributable to the $853 increase in gross profit, but offset by an increase in operating expenses of $237. Operating expenses for the manufacturing segment were $661 and $424 for the three months ended September 30, 2006 and 2005, respectively. The increase in operating expenses was mainly attributable to an increase in payroll and related expenses as a result of the rise in headcount in the Singapore operations in the first quarter of fiscal 2007.
Testing Segment
The revenue, gross margin and income from operations for the testing segment for the first quarters of 2007 and 2006 were as follows:

(In Thousands, unaudited)	Q1 2007	Q1 2006
Revenue	$3,898	$3,545
Gross margin	33.6%	38.3%
Income from operations	$402	$458
Income from the testing segment decreased by $56 for the three months ended September 30, 2006, to $402 from $458 in the same quarter last fiscal year. The decrease in operating income was attributable to the decrease in gross profit of $50 and the increase in operating expenses of $6. The decrease in the gross profit was mainly due to the drop in the average selling price of testing services. Operating expenses were $907 and $901 for the three months ended September 30, 2006 and 2005, respectively. This jump in operating expenses was mainly due to an increase in payroll and related expenses as a result of the rise in headcount in the Singapore operations in the first quarter of fiscal 2007.
Distribution Segment
The revenue, gross margin and (loss) from operations for the distribution segment for the first quarters of 2007 and 2006 were as follows:

(In Thousands, unaudited)	Q1 2007	Q1 2006
Revenue	$494	$805
Gross margin	16.3%	26.9%
Loss from operations	$(37)	$(1)
Operating loss increased by $36 for the three months ended September 30, 2006, from an operating loss of $1 in the first quarter of fiscal 2006 to $37 in the first quarter of fiscal 2007. The operating loss in this quarter was attributable to a decrease in gross profit of $136, but offset with a decrease in operating expenses of $100. Operating expenses were $117 and $217 for the three months ended September 30, 2006 and 2005, respectively. Such a reduction in operating expenses was mainly attributable to lower commission expenses as the result of a decrease in commissionable sales.

Corporate
The income (loss) from operations for corporate for the first quarters of 2007 and 2006 were as follow:

(In Thousands, unaudited)	Q1 2007	Q1 2006
Income (loss) from operations	$15	$(64)
Corporate operating income increased by $79 for the three months ended September 30, 2006, from an operating loss of $64 to an operating income of $15, compared to the same quarter last fiscal year. The improvement in corporate income was attributable to an increase in the fee imposed on all the subsidiaries on a fixed percentage of revenue as the result of increased revenue from subsidiaries.
Financial Condition
During the three months ended September 30, 2006, total assets increased $1,303 from $29,384 at June 30, 2006 to $30,687 at September 30, 2006. The majority of the increase was in cash, prepaid expenses, inventory and other assets, but offset by a decrease in accounts receivables, and property, plants and equipments.
At the end of the first quarter of fiscal 2007, total cash and short-term deposits were $10,932, an increase of $542 from fiscal year-end 2006. The increase was primarily due to an improvement in the collections of the accounts receivables and increased sales.
Prepaid expenses and other current assets at the end of the first quarter of fiscal 2007 were $244, an increase of $74 from the fiscal year-end 2006, primarily due to increased prepayment of insurance premiums in the Singapore operations.
Inventories were $3,441 at the end of the first quarter of fiscal 2007. This was an increase of $994 from the fiscal year-end 2006, as we built inventory to support expected product shipments in the second quarter of the year. The turnover of inventory was 36 days at the end of the first quarter of fiscal 2007 compared with 35 days at fiscal year-end 2006.
Other assets were $688, an increase of $519 from fiscal year-end 2006, primarily due to advances paid for renovation of new units and facilities for the China operations.
Accounts receivables at the end of the first quarter of fiscal 2007 decreased $582 from fiscal year-end 2006, primarily due to improvement in the overall collections in the Singapore operations. The total sales from all three segments for the three months ended September 30, 2006 were $9,931, an increase of $4,226 or 74.1%, compared to the total sales of $5,705 for the same quarter last fiscal year. The accounts receivables turnover was 76 days at the end of the first quarter of fiscal 2007 compared with 80 days at fiscal year-end 2006.
Capital expenditures were $305 for the first three months of fiscal 2007, compared with $131 for the first three months of fiscal 2006. The increase in capital expenditures was mainly due to higher purchases of machinery and equipment during the first quarter of fiscal 2007 in the Singapore Testing operation to meet customers’ requirements.
Depreciation was $427 for the first three months of fiscal 2007, compared with $368 for the first three months of fiscal 2006. The increase in depreciation expenses was mainly due to the increase in property, plant and equipment in the first quarter of 2007 as compared to the first quarter of 2006.
Liquidity and Capital Resources
Net cash provided by operating activities for the first three months of fiscal 2007 was $790, an increase of $227, or 40.3%, compared to a net cash inflow of $563 in the same period last fiscal year. Higher levels of cash flows were primarily due to the swing in net income from a loss of $214 in the first quarter of fiscal 2006 to an income of $756 during the first quarter of fiscal 2007. The increase in net income mainly resulted from higher revenues generated in the manufacturing segment and from testing services. The increase in cash was offset by increased working capital requirements, particularly for inventory and other assets.
Net cash provided by investing activities was $2,306 in the first quarter of fiscal 2007, compared to the net cash used by investing activities of $399 in the first quarter of fiscal 2006, reflecting an increase of $2,705 in cash flow. In the first quarter of fiscal 2007, the proceeds from maturing short-term deposits of $6,657 were used for capital expenditures of $274. In the first quarter of fiscal 2006, the proceeds from maturing short-term deposits of $382 were not adequate to cover the higher investments in short-term deposits of $650 in the first quarter of fiscal 2006, thereby incurring a negative cash flow.

Net cash used in financing activities in the first quarter of fiscal 2007 was $29, an increase of $5, compared to the net cash used by financing activities of $24 during the first quarter of fiscal 2006. The increase was due mainly to the higher proceeds from lines of credit of $247 during the first quarter of fiscal 2007 compared to the net repayment of $51 for lines of credits incurred in the first quarter of fiscal 2006. However, this was offset by (i) a repayment of $287 of debt and capital leases made in the first quarter of fiscal 2007 compared to repayments of $236 in the same period of fiscal 2006, (ii) a decrease of $193 in the proceeds from debt and capital leases, and (iii) a decrease of $59 in cash proceeds from stock options exercised.
We believe we have the necessary financial resources to meet our projected cash requirements for at least the next twelve months.
Corporate Guarantee Arrangement
The Company provides a corporate guarantee of approximately $1,576 to one of its subsidiaries in Southeast Asia to secure line-of-credit and term loans from a bank to finance the operations of such subsidiary. With the strong financial position of the subsidiary company, the Company believes this corporate guarantee arrangement will have no material impact on its liquidity or capital resources.
Critical Accounting Estimates & Policies
There have been no significant changes in the critical accounting polices disclosed in “Management’s discussion and analysis of financial condition and results of operations” included in the most recent Annual Report on Form 10-K, except that a reclassification on deferred tax liability was made on the balance sheet at June 30, 2006 in order to conform to our current presentation.
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
As of September 30, 2006, the outstanding aggregate principal balance on these loans, capital leases and lines of credit was approximately $1,950. The interest rates on our loans and lines of credit range from 2.98% to 7.50% per annum. These interest rates are subject to change and we cannot predict an increase or decrease in rates, if any.

	Sep. 30,	June 30,
	2006	2006
	(unaudited)
Loans:
Denominated by Singapore dollars; interest is at the bank’s prime rate (5.75% at September 30, 2006 and June 30, 2006) plus 0.5% per annum	$17	$70

Denominated by Singapore dollars; interest rate fixed at 5.91%	6	23

Denominated by Singapore dollars; interest is at the bank’s prime rate (4.25% at September 30, 2006 and June 30, 2006) plus 1% per annum	153	198

	Sep. 30,	June 30,
	2006	2006
	(unaudited)
Denominated by Singapore dollars; interest is at the bank’s prime rate (4.25% at September 30, 2006 and June 30, 2006) plus 1% per annum	301	345

Denominated by Thailand baht; interest is at the bank’s prime rate (7.50% at September 30, 2006 and June 30, 2006)	81	95

Denominated by Singapore dollars; interest is at the bank’s prime rate (3.395% at September 30, 2006 and 3.41% at June 30, 2006) plus 3.5% per annum	455	509

Denominated by Singapore dollars; interest is at the bank’s prime rate (4.25% at September 30, 2006 and June 30, 2006) plus 1% per annum	234	260

Subtotal	$1,247	$1,500

Capital leases:
denominated by Singapore dollars with a fixed interest rate ranging from 4.19% to 6.02% per annum	$322	$316

denominated by Malaysia ringgit with a fixed interest rate at 4.30% per annum	12	14

denominated by U.S. dollars with a fixed interest rate at 0.81% per annum	6	7

Subtotal	$340	$337

Line of credit:
Denominated by Singapore dollars; interest is at the bank’s prime rate (5.75% at September 30, 2006, June 30, 2006) plus 0.25% per annum	$363	$116

Subtotal	$363	$116

Total	$1,950	$1,952

The outstanding aggregate principal balance on these loans, capital leases and lines of credit were mainly utilized by the Testing segment for investments in facilities and equipment to meet customers’ requirement. One of the Singapore operations used 55.2% of such credit facility as of September 30, 2006. Nevertheless, the Singapore operation was able to meet repayment of loans and capital obligation, as the majority of the overall net sales were contributed from the operation. The Thailand operation utilized term loans to finance the extension of a building in Bangkok and it will be able to meet its obligations thereunder as the operation has been generating cash for the past few years.
Foreign Currency Exchange Rate Risk. Although the majority of our sales, cost of manufacturing and marketing are transacted in U.S. dollars, significant portions of our revenue are denominated in Singapore and Euro dollars, Malaysian ringgit, Thai Baht and other currencies. Consequently, a portion of our costs, revenues and operating margins may be affected by fluctuations in exchange rates, primarily between the U.S. dollar and such foreign currencies. We are also affected by fluctuations in exchange rates if there is a mismatch between our foreign currency denominated assets and liabilities. Foreign currency translation adjustments resulted in an increase of $26 and $21 to shareholders’ equity for the three months ended September 30, 2006 and 2005, respectively.
We try to reduce our risk of foreign currency fluctuations by purchasing certain equipment and supplies in U.S. dollars and seeking payment, when possible, in U.S. dollars. However, we may not be successful in our attempts to mitigate our exposure to exchange rate fluctuations. Those fluctuations could have a material adverse effect on the Company’s financial results.

ITEM 4. CONTROLS AND PROCEDURES
An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2006, the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective. During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

TRIO-TECH INTERNATIONAL
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Not applicable
Item 1A. Risk Factors
CERTAIN RISKS THAT MAY AFFECT OUR FUTURE RESULTS
In addition to the other information set forth in this report, shareholders should carefully consider the factors discussed in Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended June 30, 2006, which factors could materially affect our business, financial condition and/or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. In addition to the risks so noted, we also note as follows:
Possible dilutive effect of outstanding options
As of September 30, 2006, there were 26,885 shares of common stock reserved for issuance upon exercise of outstanding stock options. The outstanding options are currently exercisable at exercise prices ranging from $2.66 to $4.40 per share. We anticipate that the trading price of our common stock at the time of exercise of any such outstanding options will exceed the exercise price under those options. Thus such exercise will have a dilutive effect on our shareholders.
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
Dated: November 13, 2006