Form 10-Q
period 2006-12-31
TRIO TECH INTERNATIONAL
filed 2007-02-09
CIK 732026

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from ___to ___
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock outstanding as of February 05, 2007 is 3,225,242

TRIO-TECH            INTERNATIONAL
INDEX TO CONSOLIDATED FINANCIAL INFORMATION, OTHER INFORMATION AND SIGNATURE

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of December 31, 2006 (Unaudited) and June 30, 2006	3
Condensed Consolidated Statements of Operations and Comprehensive Income (loss) for the Three and Six Months Ended December 31, 2006 (Unaudited) and December 31, 2005 (Unaudited)	4
Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2006 (Unaudited) and December 31, 2005 (Unaudited)	6
Notes to Condensed Consolidated Financial Statements (Unaudited)	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures about Market Risk	29
Item 4. Controls and Procedures	31

Part II. Other Information
Item 1. Legal Proceedings	32
Item 1A. Risk Factors	32
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3. Defaults upon Senior Securities	32
Item 4. Submission of Matters to a Vote of Security Holders	32
Item 5. Other Information	32
Item 6. Exhibits	33

Signatures	34
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS EXCEPT NUMBER OF SHARES)

	December 31,	June 30,
	2006	2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$5,021	$2,551
Short-term deposits	5,528	7,839
Trade accounts receivable, less allowance for doubtful accounts of $63 and $225	11,823	8,518
Other receivables	207	306
Inventories, less provision for obsolete inventory of $592 and $448	4,637	2,447
Prepaid expenses and other current assets	220	170

Total current assets	27,436	21,831

PROPERTY, PLANT AND EQUIPMENT, Net	8,161	7,073
OTHER INTANGIBLE ASSETS, Net	260	311
OTHER ASSETS	315	169

TOTAL ASSETS	$36,172	$29,384

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Line of credit	$1,947	$116
Accounts payable	6,308	3,809
Dividend payable	323
Accrued expenses	3,356	3,045
Income taxes payable	532	311
Current portion of notes payable	726	856
Current portion of capital leases	121	107
Current portion of deferred tax liabilities	241	319

Total current liabilities	13,554	8,563

NOTES PAYABLE, net of current portion	364	644
CAPITAL LEASES, net of current portion	200	230
DEFERRED TAX LIABILITIES	458	359

TOTAL LIABILITIES	14,576	9,796

MINORITY INTEREST	2.327	2,196

SHAREHOLDERS’ EQUITY:
Common stock; no par value, 15,000,000 shares authorized; 3,225,242 shares issued and outstanding as of December 31, 2006, and 3,219,407 shares issued and outstanding as of June 30, 2006, respectively	10,354	10,338
Paid-in capital	458	337
Accumulated retained earnings	8,382	7,150
Accumulated other comprehensive gain (loss) translation adjustments	75	(433)

Total shareholders’ equity	19,269	17,392

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$36,172	$29,384

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
UNAUDITED, IN THOUSANDS, EXCEPT (LOSS) EARNINGS PER SHARE

	Six Months Ended		Three Months Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Products	$14,772	$5,870	$8,794	$3,710
Services	9,171	7,260	5,273	3,715

	23,943	13,130	14,067	7,425

Cost of Sales
Cost of products sold	12,429	4,915	7,632	3,220
Cost of service rendered	5,658	4,525	3,069	2,339

	18,087	9,440	10,701	5,559

Gross Margin	5,856	3,690	3,366	1,866

Operating Expenses
General and administrative	3,044	3,282	1,653	1,993
Selling	536	515	274	230
Research and development	34	33	17	16
Impairment Loss	172	15	172	—

Total operating expenses	3,786	3,845	2,116	2,239

Income (Loss ) from Operations	2,070	(155)	1,250	(373)

Other Income (Expenses)
Interest expense	(66)	(74)	(37)	(38)
Other income	110	112	73	82

Total Other income	44	38	36	44

Income (Loss) from Continuing Operations before Income Taxes	2,114	(117)	1,286	(329)

Income Tax Provision	478	184	453	112

Income (Loss) from Continuing Operations before Minority Interest	1,636	(301)	833	(441)
Minority Interest	(81)	19	(34)	(5)

Income (Loss) from Continuing Operations	1,555	(282)	799	(446)
Discontinued Operations (NOTE 10)
Income from discontinued operations	—	8,459	—	8,837

Net Income Attributed to Common Shares	$1,555	$8,177	$799	$8,391

BASIC EARNINGS PER SHARE
Basic (loss) earnings per share from Continuing operations	$0.48	$(0.09)	$0.25	$(0.15)
Basic earnings per share from Discontinued operation	0.00	2.80	0.00	2.91

Basic earnings per share	$0.48	$2.71	$0.25	$2.76

	Six Months Ended		Three Months Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
DILUTED EARNINGS PER SHARE
Diluted earnings (loss) per share from Continuing operations	$0.48	$(0.09)	$0.25	$(0.15)
Diluted earnings per share from Discontinued operation	0.00	2.80	0.00	2.91

Diluted earnings per share	$0.48	$2.71	$0.25	$2.76

Weighted Average Shares Outstanding
Basic	$3,222	$3,016	$3,223	$3,038
Diluted	3,234	3,016	3,235	3,038

COMPREHENSIVE INCOME
Net income	$1,555	$8,177	$799	$8,391
Foreign currency translation adjustment	508	(746)	482	(766)

COMPREHENSIVE INCOME	$2,063	$7,431	$1,281	$7,625

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS UNAUDITED, IN THOUSAND

	Dec. 31	Dec. 31
	2006	2005
	(unaudited)	(unaudited)
Cash Flow from Operating Activities
Net income	$1,555	$8,177
Adjustments to reconcile net income to net cash flow provided by (used in) operating activities
Depreciation and amortization	1,124	792
Bad debts expense, net	119	48
Inventory provision	144	1
Interest income on short-term deposits	(45)	(79)
Impairment Loss	172	15
Stock compensation	3	44
Gain on sale of property — continued operations	(40)	—
Gain on sale of property — discontinued operations	—	(8,909)
Deferred tax provision	21	8
Minority interest	81	(19)
Changes in operating assets and liabilities, net of acquisition effects
Accounts receivables	(3,424)	277
Other receivables	99	(185)
Other assets	(146)	—
Inventories	(2,334)	330
Prepaid expenses and other liabilities	(50)	(182)
Accounts payable and accrued liabilities	2,810	350
Income tax payable	221	71

Net cash provided by operating activities	310	739

Cash Flow from Investing Activities
Proceeds from short-term deposit matured	7,063	6,576
Investments in short-term deposits	(4,707)	(9,913)
Additions to property, plant and equipment	(2,020)	(704)
Proceeds from sale of equipment-continuing operation	49	—
Proceeds from sale of property-discontinued operation	—	8,401
Advances to seller	—	(138)

Net cash provided by investing activities	385	4,222

Cash Flow from Financing Activities
Net borrowings (payments) on lines of credits	1,831	(77)
Repayment of bank loans and capital leases	(463)	(501)
Proceeds from long-terms bank loans and capital leases	6	1,025
Proceeds from exercising stock options	16	232
Proceeds from 10% shareholder on the short swing profit of the company stock	118	—
Dividends paid to minority interest	(42)	(27)

Net cash provided by financing activities	1,466	652

Effect of Changes in Exchange Rate	309	(18)

	Dec. 31	Dec. 31
	2006	2005
	(unaudited)	(unaudited)
NET INCREASE IN CASH	2,470	5,595
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,551	1,439

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,021	$7,034

Supplementary Information Of Cash Flows
Cash paid during the period for:
Interest	$66	$77
Income taxes	$254	$2,071

NON-CASH Transactions
Capital lease of property, plant and equipment	$30	$—
Declaration of cash dividends to be paid	$323	$1,608
See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AND NUMBER OF SHARES)
1.	ORGANIZATION AND BASIS OF PRESENTATION

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
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. All significant inter-company accounts and transactions have been eliminated in consolidation. The unaudited consolidated financial statements are presented in U.S. dollars. The accompanying financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the six months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report for the fiscal year ended June 30, 2006.

Reclassification: Certain prior year balances may have been reclassified to conform to the current presentation.

2.	NEW ACCOUNTING PRONOUNCEMENTS

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

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements’ (SAB 108), which will be effective for the fiscal year ending after November 15, 2006. The objective of SAB 108 is to eliminate diversity in practice surrounding how public companies quantify financial statement misstatements. SAB requires quantification of financial statement misstatements based on the effects of the misstatements on the consolidated statement of income, the consolidated balance sheet and related financial statement disclosures.

According to SAB 108, both “rollover” and “iron curtain” approaches must be considered when evaluating a misstatement for materiality. This is referred to as the “dual approach.” For the companies that have previously evaluated misstatements under one, but not both, of these methods, SAB 108 provides companies with a one-time option to record the cumulative effect of their prior unadjusted misstatements in a manner similar to a change in accounting principle in their annual financial statements during the effective time period if (i) the cumulative amount of the unadjusted misstatements at the beginning of the adopting year would have been material under the dual approach to their annual financial statements for the prior year or (ii) the effect of correcting the unadjusted misstatements during the adopting year would cause these annual financial statements to be materially misstated under the dual approach. In accordance with SAB 108, companies are allowed, upon adoption, to record the effects as a cumulative–effect adjustment to the retained earnings. We are currently assessing what impact, if any, that adoption of SAB 108 will have on our financial position and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS’) No. 157, “Fair Value Measurements” (“SFAS157”), which defines fair value, established a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 will be effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact adoption may have on its financial condition or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ accounting for Defined Benefit Pension and Other Postretirement Plans,” which require an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. We expect that the adoption of SFAS No. 158 will not have a material impact on our consolidated results of operations or financial position.

3.	INVENTORIES

Inventories consisted of the following:

	Dec. 31,	June 30,
	2006	2006
	(Unaudited)
Raw materials	$1,272	$827
Works in progress	3,723	1,803
Finished goods	234	265
Less: provision for obsolete inventory	(592)	(448)

	$4,637	$2,447

4.	STOCK OPTIONS

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

Effective July 1, 2005, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payments,” using the modified prospective application method. Under this transition method, compensation cost recognized during the six months ended December 31, 2006 included the applicable amounts of: (a) compensation cost of all share-based payments granted prior to, but not yet vested as of, July 1, 2005 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123) and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123R). Amortization of unrecognized fair value of the non-vested options was $2 and $1 for the six months ended and three months ended December 31, 2006, respectively.

On December 2, 2005, the Board of Directors terminated these two share-based compensation plans due to the cost of such compensation exceeding the benefits. There were no stock options granted during the six months ended December 31, 2006.

Assumptions

The disclosure of the above fair value for these awards was estimated using the Black-Scholes option pricing model with the assumptions listed below:

	Six Months
	Ended	Years Ended
	December 31, 2006	June 30, 2006	June 30, 2005	June 30, 2004
Expected volatility	73.22-81.96%	49.5-51.53%	33.5 - 36.8%	41.9%
Weighted average volatility	81.96%	49.5%	33.9%	41.9%
Risk free interest rate	4.67-5.12%	3.71-4.50%	2.89 - 3.27%	2.76%
Expected life (years)	2.00	2.00	2.00	2.00
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
A summary of option activities under the 1998 Plan during the six months of fiscal 2007 ended December 31, 2006 is presented as follows:

			Weighted –
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at July 1, 2006	28,885	$2.97
Granted	—	—
Exercised	(5,835)	2.74
Forfeited or expired	(7,250)	3.18

Outstanding at December 31, 2006	15,800	$2.96	2.00	$130,937

Exercisable at December 31, 2006	14,425	$2.83	2.00	$121,518

The intrinsic value of the 5,835 options exercised was $48. Cash received from options exercised during the six months ended December 31, 2006 was approximately $16. There were no options granted during the six months ended December 31, 2006 under the 1998 Stock Option Plan.

A summary of the status of the Company’s non-vested stock options during the six months of fiscal 2007 ended December 31, 2006 is presented below:

		Weighted-
		Average Grant-
		Date
	Options	Fair Value
Non-vested at July 1, 2006	13,250	$0.81
Granted	—	—
Vested	(11,625)	0.76
Forfeited	(250)	0.68

Non-vested at September 30, 2006	1,375	$1.31

As of December 31, 2006, there was approximately $3 of accumulated unrecognized stock compensation based on fair value on the grant date related to non-vested options granted under the 1998 Plan. That cost was expected to be recognized during the weighted average period of 1.5 years.

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

As of July 1, 2006, there were no stock options outstanding under the Directors’ plan, and there were no options exercisable. Because the Directors’ plan was terminated in December 2005, there were no options granted during the six months ended December 31, 2006.

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

Stock options to purchase 15,800 shares at exercise prices ranging from $2.66 to $4.40 per share were outstanding as of December 31, 2006. No options were excluded in the determination of common shares equivalents, because the average market price of common shares was greater than the exercise price of the stock options. The resulted common shares equivalents were approximately 12,000 shares and are presented in the following table for earnings per share calculation purposes.

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

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted EPS for the years presented herein:

	Six Months Ended		Three Months Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net (loss) income from continuing operations	$1,555	$(282)	$799	$(446)

Net income from discontinued operation	$—	$8,459	$—	$8,837

Net income attribute to common shares	$1,555	$8,177	$799	$8,391

Basic Earnings (Loss) Per Share
Basic (loss) earnings per share from Continuing operations	$0.48	$(0.09)	$0.25	$(0.15)
Basic earnings per share from Discontinued operation	0.00	2.80	0.00	2.91

Basic earnings per share from Net Income	$0.48	$2.71	$0.25	$2.76

Diluted (Loss) Earnings Per Share
Diluted (loss) earnings per share from Continuing operations	$0.48	$(0.09)	$0.25	$(0.15)
Diluted earnings per share from Discontinued operation	0.00	2.80	0.00	2.91

Diluted earnings per share from Net Income	$0.48	$2.71	$0.25	$2.76

Weighted average number of common shares outstanding — basic	3,222	3,016	3,223	3,038

Dilutive effect of stock options	12	—	12	—

Number of shares used to compute earnings per share — diluted	3,234	3,016	3,235	3,038

6.	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are customer obligations due under normal trade terms. We sell our products and services to manufacturers in the semiconductor industry. We perform continuing credit evaluations of our customers’ financial condition, and although we generally do not require collateral, letters of credit may be required from our customers in certain circumstances.

Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. We include any accounts receivable balances that are determined to be uncollectible in our allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to us, we believe our allowance for doubtful accounts for the six months ended December 31, 2006 and the twelve months ended June 30, 2006 was adequate.

The following table represents the changes in the allowance for doubtful accounts:

	Dec. 31,	June 30,
	2006	2006
	(Unaudited)
Beginning	$225	$147
Additions charged to expenses	8	260
Recovered	(127)	(85)
Actual write-offs	(43)	(97)

Ending	$63	$225

7.	DIVIDEND PAID TO SHAREHOLDERS

On December 5, 2006, the Board of Directors of Registrant declared a cash dividend of ten cents (U.S. 10¢) per share payable to the shareholders of record on December 15, 2006. The total number of shares issued and outstanding as of December 15, 2006 was 3,225,242 and the total cash dividends paid on January 15, 2007 were $323.

8.	WARRANTY ACCRUAL

	Dec. 31	June 30,
	2006	2006
	(Unaudited)
Beginning	$142	$155
Additions charged to cost and expenses	63	—
Recovered	4	(1)
Actual write-offs	(1)	(12)

Ending	$208	$142

9.	ACQUISITION OF A SUBSIDIARY

On January 3, 2006, the Company acquired a 100% interest in Globetronics (Shanghai) Co., Ltd. The results of operations of Globetronics, which were not material, have been included in the Condensed Consolidated Statements of Earnings (Loss) of the Company since January 3, 2006.

Pro Forma Financial Information

The unaudited pro forma financial information presented below summarizes the combined operating results of the Company and the acquired entity for the three months ended December 31, 2005 and six months ended December 31, 2005 as if the acquisition had occurred on July 1, 2005.

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

PRO FORMA STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2005
Historical

		Historical
		information of	Pro forma
	Historical information of the	the acquired	Adjustments
	Company (1)	business (2)	(3)	Pro forma
Net sales	$7,425	$115	$—	$7,540

Net income	$8,391	$1	$(3)	$8,389

Basic earnings per share	$2.76			$2.76

Diluted earnings per share	$2.76			$2.76

Basic weighted average common shares outstanding	3,038			3,038

Diluted weighted average common shares outstanding	3,038			3,038
1.	The historical information of the Company was based on the Form 10-Q filed with the SEC for the three months ended December 31, 2005.

2.	The historical information of the acquired entity covers the three-month operating results from the books and records of Globetronics for the period from September 30, 2005 to December 31, 2005.

3.	Pro forma adjustment was based on the assumption that the fair value of the identified customer relationship needs to be amortized over a one-year period of time, assuming the acquisition took place on July 1, 2005.
PRO FORMA STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2005
Historical

		Historical
		information of	Pro forma
	Historical information of the	the acquired	Adjustments
	Company (1)	business (2)	(3)	Pro forma
Net sales	$13,130	$230	$—	$13,360

Net (loss) income	$8,177	$2	$(6)	$8,173

Basic loss per share	$2.71			$2.71

Diluted loss per share	$2.71			$2.71

Basic weighted average common shares outstanding	3,016			3,016

Diluted weighted average common shares outstanding	3,016			3,016
1.	The historical information of the Company was based on the Form 10-Q filed with the SEC for the six months ended December 31, 2005.

2.	The historical information of the acquired entity covers the six-month operating results from the books and records of Globetronics for the period from July 31, 2005 to December 31, 2005.

3.	Pro forma adjustment was based on the assumption that the fair value of the identified customer relationship needs to be amortized over a one-year period of time, assuming the acquisition took place on July 1, 2005.
10.	DISCONTINUED OPERATIONS

The Company’s Ireland operation, as a component of the testing segment, suffered continued operating losses for three consecutive fiscal years and the cash flow was minimal for three consecutive years. In August 2005, the Company established a restructuring plan to close the testing operation in Dublin, Ireland. In November 2005, the Company completed the sale of said property. In accordance with EITF 03-13, we presented the operation results from Ireland as a discontinued operation.

11.	BUSINESS SEGMENTS

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

The allocation of the cost of equipment, the current year investment in new equipment and depreciation expenses have been made on the basis of the primary purpose for which the equipment was acquired.

All inter-segment sales were sales from the manufacturing segment to the testing and distribution segments. Total inter-segment sales were $61 and $30 for the six months ended December 31, 2006 and 2005, respectively. Corporate assets mainly consisted of cash and prepaid expenses. Corporate expenses mainly consisted of salaries, insurance, professional expenses and directors’ fees.

The following segment information is unaudited:
     Business Segment Information:

	Quarter		Operating		Depr.
	Ended	Net	Income	Total	and	Capital
	Dec. 31	Sales	(loss)	Assets	Amort.	Expenditures
Manufacturing	2006	$8,196	$250	$3,698	$52	$34
	2005	3,111	$(117)	$2,842	$27	$187

Testing Services	2006	5,273	942	31,101	610	1,710
	2005	3,715	561	21,160	369	385

Distribution	2006	598	28	811	4	1
	2005	599	(1)	748	4	1

Corporate and	2006	—	30	562	—	—
unallocated	2005	—	(817)	2,145	—	—

Total Company	2006	$14,067	$1,250	$36,172	$666	$1,745
	2005	$7,425	$(374)	$26,895	$400	$573

Business Segment Information:

	Six
	Months		Operating		Depr.
	Ended	Net	Income	Total	and	Capital
	Dec. 31	Sales	(loss)	Assets	Amort.	Expenditures
Manufacturing	2006	$13,679	$690	$3,698	$94	$148
	2005	4,466	$(292)	$2,842	$50	$198

Testing Services	2006	9,171	1,344	31,101	1,022	1,901
	2005	7,260	1,020	21,160	735	505

Distribution	2006	1,093	(9)	811	8	1
	2005	1,404	(2)	748	7	1

Corporate and	2006	—	45	562	—	—
unallocated	2005	—	(881)	2,145	—	—

Total Company	2006	$23,943	$2,070	$36,172	$1,124	$2,050
	2005	$13,130	$(155)	$26,895	$792	$704
Geographic Area Information:

							Elimin-
	Quarter		China				ations
	Ended	United	and other				and	Total
	Dec. 31	States	countries	Singapore	Thailand	Malaysia	Other	Company
Net sales to	2006	$3,486	$2,051	$6,313	$634	$1,636	$(53)	$14,067
customers	2005	1,093	363	4,589	488	892	—	7,425

Operating	2006	277	182	560	56	145	30	1,250
Income (loss)	2005	12	(2)	343	37	67	(830)	(373)

Long-lived	2006	14	903	4,082	774	2,688	(40)	8,421
Assets	2005	23	20	3,683	822	2,743	(40)	7,251
Geographic Area Information:

	Six						Elimin-
	Months		China				ations
	Ended	United	and other				and	Total
	Dec. 31	States	countries	Singapore	Thailand	Malaysia	Other	Company
Net sales to	2006	$3,851	$3,616	$12,537	$1,146	$2,854	$(61)	$23,943
customers	2005	1,527	691	8,380	949	1,613	(30)	13,130

Operating	2006	247	311	1,112	102	253	45	2,070
Income (loss)	2005	(8)	(2)	584	66	113	(908)	(155)

Long-lived	2006	14	903	4,082	774	2,688	(40)	8,421
Assets	2005	23	20	3,683	822	2,743	(40)	7,251

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
The following should be read in conjunction with the condensed consolidated financial statements and notes in Item I above and with the audited consolidated financial statements and notes, and with the information under the headings “Risk factors” and “ Management’s discussion and analysis of financial condition and results of operations” in the most recent Annual Report on Form 10-K.
Forward-Looking Statements
The discussions of Trio-Tech International’s (the “Company”) business and activities set forth in this Form 10-Q and in other past and future reports and announcements by the Company may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and assumptions regarding future activities and results of operations of the Company. In light of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the following factors, among others, could cause actual results to differ materially from those reflected in any forward-looking statements made by or on behalf of the Company: market acceptance of Company products and services; changing business conditions or technologies and volatility in the semiconductor industry, which could affect demand for the Company’s products and services; the impact of competition; problems with technology; product development schedules; delivery schedules; changes in military or commercial testing specifications which could affect the market for the Company’s products and services; difficulties in profitably integrating acquired businesses, if any, into the Company; risks associated with conducting business internationally and especially in Southeast Asia, including currency fluctuations and devaluation, currency restrictions, local laws and restrictions and possible social, political and economic instability; and other economic, financial and regulatory factors beyond the Company’s control. See the discussions elsewhere in this Form 10-Q, including under the heading “Certain Risks That May Affect Our Future Results,” for more information. In some cases, you can identify forward-looking statements by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” “believes,” “can impact,” “continue,” or the negative thereof or other comparable terminology.
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
We own and operate facilities that provide testing services for semiconductor devices and other electronic components to meet the requirements of military, aerospace, industrial and commercial applications. We currently operate five testing facilities, one in the United States and four in Southeast Asia. The Company uses its own proprietary equipment for certain burn-in, centrifugal and leak tests, and commercially available equipment for various other environmental tests. The Company conducts the majority of its testing operations in Southeast Asia with facilities in Singapore, Malaysia and Thailand. In the second quarter of fiscal 2007, our China operations in Suzhou started its testing operation. We believe that the burn-in testing business in Suzhou will enhance our future growth opportunities and develop our China market share in testing services. Our facilities require substantial investment to construct and are largely fixed-costs assets once in operation. Because we own most of the testing capacity, a significant portion of our operating costs is fixed. In general, these costs do not decline with reductions in customer demand or our utilization of our testing capacity, and can adversely affect profit margin as a result. Conversely, as product demand rises and factory utilization increases, the fixed costs are spread over the increased output, which should improve profit margins.
Our manufacturing segment manufactures “Artic Temperature Controlled Wafer Chucks,” which are used for test, characterization and failure analysis of semiconductor wafers, “Wet Process Stations,” which wash and dry wafers at a series of 100 to 300 additional processing steps after the etching or deposition of integrated circuits, and other microelectronic substrates in what is commonly called the “front-end,” or creation of semiconductor circuits. Additionally, we also manufacture centrifuges, leak detectors, HAST (Highly Accelerated Stress Test) systems and “burn-in” systems that are used primarily in the “back-end” of the semiconductor manufacturing process to test finished semiconductor devices and electronic components.
In the United States, our manufacturing segment focuses on marketing used and refurbished equipment, which some of our customers are more willing to purchase as it is less expensive than new equipment.

Due to the competitive environment in the manufacturing segment, we anticipate that we will continue to implement our ongoing cost reduction plan by outsourcing a portion of our manufacturing process to outside suppliers, such as electrical and mechanical fabrication houses, and seek competitively priced materials.
Our distribution segment operates primarily in Southeast Asia. This segment markets and supports distribution of the Company’s own manufactured equipment in addition to distributing complementary products from other manufacturers that are used by the Company’s customers and other semiconductor and electronics manufacturers. One of the strategic business units also serves as a distributor of electronic components to customers. We continued to focus our marketing efforts on Asia, as we believe that Asian markets are growing faster than other markets due to rapid expansion in the China market. We also believe that due to our strategic position in the heart of Asia, we are in a good position to service customers in all of Southeast Asia.
Second Quarter Fiscal 2007 Highlights
•	Revenue increased 89.5% to $14,067 for the second quarter of fiscal 2007, compared with revenue of $7,425 for the second quarter of fiscal 2006.

•	Manufacturing segment revenues grew to $8,196, compared to $3,111 for the second quarter of fiscal 2006.

•	Income from continuing operations increased by $1,245 to $799 for the second quarter of fiscal 2007, compared with a net loss of $446 for the second quarter of fiscal 2006.

•	Gross profit margins decreased slightly by 1.2% to 23.9% for the second quarter of fiscal 2007, compared with gross profit margins of 25.1% for the same period last fiscal year.

•	General and administrative expenses were 11.8% of revenue, decreased from 26.8% of revenue for the second quarter of fiscal 2006.

•	Selling expenses were 2.0% of revenue, decreased from 3.1% of revenue for the second quarter of fiscal 2006.

•	On December 5, 2006, we declared a dividend of $0.10 per share, paid on January 15, 2007, to shareholders of record on December 15, 2006.
Results of Operations and Business Outlook
The following table sets forth our revenue components for the six and three months ended December 31, 2006 and 2005, respectively.
Revenue Components

	Six Months Ended		Three Months Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2006	2005	2006	2005
Net Sales:

Manufacturing	57.13%	34.02%	58.26%	41.90%

Testing	38.30	55.29	37.49	50.03

Distribution	4.57	10.69	4.25	8.07

Total	100.00%	100.00%	100.00%	100.00%

Net sales for the six months and three months ended December 31, 2006 were $23,943 and $14,067, an increase of $10,813 and $6,642, respectively, when compared to the same periods last fiscal year. As a percentage, total net sales expanded by 82.4% and 89.5% for the six months and three months ended December 31, 2006, respectively, when compared to total net sales for the same periods last fiscal year.
Net sales into and within China and the Southeast Asia regions and other countries increased by $8,489 to $20,092 and by $4,249 to $10,581 for the six months and three months ended December 31, 2006, respectively, compared to the same periods last fiscal year. This overall increase was primarily due to an increase in sales from the manufacturing segment. Net sales into and within the United States were $3,851 and $3,486 for the six months and three months ended December 31, 2006, an increase of $2,324 and $2,393, respectively, when compared to the same periods last fiscal year.

The increase in net sales can be discussed within three segments as follows:
Manufacturing Segment
Net sales in the manufacturing segment as a percentage of total net sales were 57.13% and 58.26% for the six months and three months ended December 31, 2006, respectively, an increase of 23.11% and 16.36% of total net sales when compared to the same periods last fiscal year. The absolute amount of net sales were $13,679 and $8,196 for the six months and three months ended December 31, 2006, an increase of $9,213 and $5,085, respectively, when compared to the same period last fiscal year. The increase in revenue generated by the manufacturing segment was due to a continuing increase in demand from the personal computer market in Asia, which in turn led to a greater demand for our products. We believe that the demand for our burn-in systems increased concurrently with the demand for more microprocessor chips in Southeast Asia. Such increase resulted from a hike in demand from one of our major customers, which was a result of that customer’s growing share in the market for microprocessor chips.
Testing Segment
Net sales in the testing segment as a percentage of total net sales were 38.3% and 37.49% for the six months and three months ended December 31, 2006, respectively, a drop of 16.99% and 12.54%, respectively, of total net sales when compared to the same period last fiscal year. However, absolute amount of net sales in the testing segment increased by $1,911 to $9,171 and by $1,558 to $5,273 for the six months and three months ended December 31, 2006, respectively, compared to the same periods of fiscal 2006. The testing segment continued to show improvement in revenue compared to the same periods last fiscal year due to an increase in the demand for testing services in Southeast Asia, which resulted from the strong economic growth and robust development in the electronics manufacturing industries in China. The increase in revenue generated by the testing segment was attributable to our testing operations in Singapore and China. The Singapore testing operation achieved a better sales performance compared to their performance in the same period in fiscal 2006 due to a hike in demand for testing services in Southeast Asia. Furthermore, our China operation in Suzhou started its testing operation in the second quarter of fiscal 2007, which also contributed to this improvement in revenue. Demand for testing services varies from time to time depending on changes taking place in the market and our customers’ forecasts. We anticipate that our customers will continue to request our services to perform “burn-in” on chips to be used in wireless handsets, automotive applications and wired communications, all of which are currently in high demand in their respective markets.
Distribution Segment
Net sales in the distribution segment accounted for 4.57% and 4.25% of total net sales for the six months and three months ended December 31, 2006, respectively, a decrease of 6.12% and 3.82% compared to the same periods in fiscal 2006. The absolute amount of net sales decreased by $311 to $1,093 and by $1 to $598 for the six months and three months ended December 31, 2006, respectively, compared to the same periods in fiscal 2006. The decrease in revenue was mainly attributable to fewer bookings from customers resulting from a saturation of equipment and electronic components in the current market. In addition, there was a sale of one wet bench of $229 in the second quarter of last fiscal year; however, there was no sale of a comparable amount in the current quarter of fiscal 2007. Product volume for the distribution segment depends on sales activities such as bookings, queries on products and backlog. Equipment and electronic component sales are very competitive, as the products are prevalent in the market.
Uncertainties and Remedies
There are several influencing factors which create uncertainties when forecasting performance, such as the ever-changing nature of technology, specific requirements from the customer, decline in demand for certain types of burn-in devices or equipment, and other similar factors. One of these factors is the highly competitive nature of the semiconductor industry. Another is that some customers are unable to provide a forecast of the products required in the upcoming weeks; hence it is difficult to plan for the resources needed to meet these customers’ requirements due to short lead time and last minute order confirmation. This will normally result in a lower margin for these products, as it is more expensive to purchase materials in a short time frame. However, the Company has taken action to protect itself and has formulated plans for dealing with these unpredictable factors. For example, in order to meet customers’ demands upon short notice, the Company maintains higher inventories, but continues to work closely with its customers to avoid stock piling. We continue to cut costs by upgrading some of our existing facilities to cater to the changing requirements of customers and maintaining a lean headcount, while still keeping quality high so as to sell new products at a competitive price. We have also been improving customer service from staff by keeping them up-to-date on the newest technology and stressing the importance of understanding and meeting the stringent requirements of our customers. Finally, the Company is exploring new markets and products, looking for new customers, and upgrading and improving burn-in technology while at the same time searching for improved testing methods of higher technology chips.

Comparison of the Second Quarter Ended December 31, 2006 and December 31, 2005
The following table sets forth certain consolidated statements of income data as a percentage of net sales for the three months ended December 31, 2006 and 2005, respectively:

	Three Months Ended December 31
	2006	2005
Net Sales	100.0%	100.0%
Cost of Sales	76.1%	74.9%

Gross Margin	23.9%	25.1%

Operating Expenses
General and administrative	11.8%	26.8%
Selling	2.0%	3.1%
Research and development	0.1%	0.2%
Impairment Loss	1.2%	0.0%

Total Operating Expenses	15.1%	30.1%

Income (loss) from operations	8.8%	-5.0%

Overall Gross Margin
Overall gross margin dropped by 1.2% for the three months ended December 31, 2006, from 25.1% in the second quarter of last year to 23.9%. The lower margin was primarily because the increase in sales from the manufacturing segment as a percentage to total sales was higher than the decrease in sales from the testing segment as a percentage total sales in the second quarter of fiscal 2007, and the gross margin in the manufacturing segment is lower than the gross margin of the testing segment. In terms of dollar value, the overall gross margin increased by $1,500 for the three months ended December 31, 2006 from $1,866 to $3,366, compared to the same quarter last fiscal year, as a result of the better sales performance by the Singapore manufacturing segment.
Gross profit margin in the manufacturing segment decreased slightly from 12.8% in the second quarter of fiscal 2006 to 12.1% in the same quarter in fiscal 2007. Neither the increase in the absolute dollar amount of sales of burn-in boards and burn-in systems nor the increase in the quantity sold in the second quarter were sufficient to maintain or increase the gross margin in the manufacturing segment due to the decrease in sales prices for the burn-in boards and burn-in systems had lower. However, the Company wishes to continue manufacturing low-margin burn-in boards in order to maintain market share of this product. In absolute amounts, gross profits increased by $597 to $995 for the three months ended December 31, 2006, from $398 in the same quarter last year. The increase was mainly attributable to an increase in revenue from $3,111 for the second quarter of fiscal 2006 to $8,196 in the same quarter of fiscal 2007.
Gross profit margin in the testing segment increased by 4.8% for the three months ended December 31, 2006 compared to the same quarter last fiscal year, from 37.0% to 41.8%, primarily due to higher sales volume with lower overhead cost, especially in the China operation. Significant portions of our operating costs are fixed in the testing segment, thus as product demand rises and factory utilization increases, the fixed costs are spread over the increased output, which improves profit margin. However, this was offset by a drop in the average selling price of services in the Singapore Testing operation. Our customers changed their demands and requirements, which resulted in a lower average unit selling price for many of our services. However, we expect that the effect of such trend may be offset in the future by the increase in burn-in services demanded for the faster microprocessor chips. Gross profits in the testing segment were $2,204 and $1,376 for the three months ended December 31, 2006 and 2005, respectively.
Gross profit margin in the distribution segment increased by 12.5%, from 15.4% in the second quarter of fiscal 2006 to 27.9% in the second quarter of this fiscal year. Sales in the second quarter of fiscal 2006 included one wet bench with higher material cost. However, second quarter 2007 sales were mainly from back-end products, such as vibration testers and chambers, which have a slightly higher margin than the wet bench products. Gross profits were $167 and $92 for the three months ended December 31, 2006 and 2005, respectively.

Operating Expenses
The following table presents the operating expenses for the second quarters ended December 31, 2006 and 2005, respectively:

	Three Months Ended December 31
(In Thousands, unaudited)	2006	2005
General and administrative	$1,653	$1,993
Selling	$274	$230
Research and development	$17	$16
Impairment Loss	$172	$—

Total	$2,116	$2,239

General and administrative expenses decreased by $340 (or 17.1%) to $1,653 for the three months ended December 31, 2006 from $1,993 in the same quarter last fiscal year. While in the second quarter of fiscal 2006 we accrued a director and officer bonus of $705, attributable to the sale of property in Dublin, Ireland, there was no such accrual in the second quarter of fiscal 2007, thus decreasing expenses for the second quarter of fiscal 2007. However, this decrease was offset by the increase in operating expenses in the China operation in Suzhou, which was a result of the operation starting up in the second quarter of fiscal 2007, and an increase in payroll and related expenses as a result of a rise in headcount in the Singapore operation. Selling expenses increased by $44 (or 19.1%) for the three months ended December 31, 2006, from $230 to $274, compared to same quarter last fiscal year, mainly due to an increase in commission expenses as a result of higher commissionable sales in the manufacturing segment.
Research and development costs slightly increased to $17 in the second quarter of fiscal 2007 from $16 in the same quarter last fiscal year.
The impairment loss increased to $172 for the three months ended December 31, 2006 from $0 in the same period last fiscal year. The Company reviews the carrying amount of assets held for use and those to be disposed of whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The impairment loss in the second quarter of fiscal 2007 consisted of machinery and equipment with a cost of $423 and related accumulated depreciation in the amount of $251. Due to the decrease in demand for the slower speed microprocessor chips, those of our existing burn-in facility assets in the Singapore operation used for testing chips became obsolete. Since there will be no future cash flows from those assets, the carrying value of these assets was written down to zero, and the impairment cost was recorded.
Income from operations
Income from operations increased by $1,623 from a net operating loss of $373 to a gain of $1,250 for the three months ended December 31, 2006, mainly due to an increase in net sales in the manufacturing segment and testing segment as a result of increased market demand for our products and services in the technology sector.
Interest Expense
The following table presents the interest expenses for the second quarters ended December 31, 2006 and 2005, respectively:

	Three Months Ended December 31
(In Thousands, unaudited)	2006	2005
Interest expense	$37	$38
Interest expense decreased slightly compared to the same quarter last fiscal year.
Other Income
The following table presents the other income for the second quarters ended December 31, 2006 and 2005, respectively:

	Three Months Ended December 31
(In Thousands, unaudited)	2006	2005
Other income	$73	$82
Other income decreased by $9 (or 11.0%) for the three months ended December 31, 2006 from $82 to $73 compared to the same quarter last fiscal year. The decrease in other income was primarily due to a decrease in interest income generated from short-term deposits, though offset by currency transaction gain. Interest income was $16 for the three months ended December

31, 2006 and was $40 lower than the interest income generated in the same quarter last fiscal year. Currency transaction gain increased by $35 for the three months ended December 31, 2006 from $1 to $36, compared to the same quarter last fiscal year. This was attributable to the weakening of the U.S. dollar against foreign currency in U.S. denominated assets.
Income Tax
Income tax provision for the three months ended December 31, 2006 was $453, an increase of $341 (or 304.5%) compared to the income tax provision of $112 for the same time period last fiscal year. The increase for the second quarter 2007 was related to a higher tax provision for the increased income generated from the Singapore operations. The income tax amount included a provision for deferred tax liability of $114 for the Singapore operation, The provision for deferred tax liability was for possible future tax liability regarding the allocation of corporate expenses from the United Sates, and also for the temporary difference of taxable income and financial income resulting from a different depreciation basis for financial and tax purposes.
Minority Interest
As of December 31, 2006, we held a 55% interest in Trio-Tech Malaysia. The minority interest for the three months ended December 31, 2006 in the net income of subsidiaries was $34, an increase of $29 compared to a minority interest in the net income of $5 for the same quarter of fiscal 2006. The increase in the minority interest was attributable to the improvement in the net income generated from the Malaysia testing operation and an increase in translation gain as the result of an increase in the exchange rate between U.S. dollars and Singapore dollars.
Income from Discontinued Operations
The income from discontinued operations of $8,837 for the three months ended December 31, 2005 represents gain from the sale of property located in Dublin, Ireland of $8,909, which was completed in November 2005, offset by a loss from discontinued operations of $72. The Company had no similar loss for the quarter ended December 31, 2006.
Net Income
Net income for the three months ended December 31, 2006 was $799, a decrease of $7,592 compared to $8,391 in the same quarter of fiscal 2006. Such a decrease was primarily due to a drop in income from discontinued operations of $8,837, as there was no income generated from discontinued operations in the current quarter, offset by an increase in income from continuing operations of $1,245 due to strong demands of our products, as previously discussed.
Earnings per Share
Basic and diluted earnings per share from continuing operations for the three months ended December 31, 2006 increased by $0.40 from a loss per share of $0.15 in the second quarter 2006 to an earning per share of $0.25 in the second quarter of 2007. There was no income or loss from discontinued operations for the second quarter of fiscal 2007. Basic and diluted earnings per share attributable to discontinued operations for the three months ended December 31, 2005 were $2.91 per share.
Segment Information
The revenue, gross margin and income from each segment for the second quarters of fiscal 2007 and 2006, respectively, are presented below. As the segment revenue and gross margin for each segment have been discussed in the previous section, only the comparison of income from operations is discussed below.
Manufacturing Segment
The following table presents the revenue, gross margin and income (loss) from operations for the manufacturing segment for the second quarters ended December 31, 2006 and 2005, respectively:

	Three Months Ended December 31
(In Thousands, unaudited)	2006	2005
Revenue	$8,196	$3,111
Gross margin	12.1%	12.8%
Income (loss) from operations	$250	$(117)
Income from operations in the manufacturing segment increased by $367 to $250 for the three months ended December 31, 2006, from a loss of $117 in the same quarter last fiscal year. The improvement in operating profit was attributable to the $597 increase in gross profit, but offset by an increase in operating expenses of $230. Operating expenses for the manufacturing segment were $745 and $515 for the three months ended December 31, 2006 and 2005, respectively. The increase in operating expenses was mainly attributable to an increase in payroll and related expenses as a result of the increase in headcount in the Singapore operations in the first and second quarters of fiscal 2007.
Testing Segment
The following table presents the revenue, gross margin and income from operations for the testing segment for the second quarters ended December 31, 2006 and 2005, respectively:

	Three Months Ended December 31
(In Thousands, unaudited)	2006	2005
Revenue	$5,273	$3,715
Gross margin	41.8%	37.0%
Income from operations	$942	$561
Income from the testing segment increased by $381 to $942 for the three months ended December 31, 2006 from $561 in the same quarter last fiscal year. The improvement in operating profit was attributable to an $828 increase in gross profit, but offset by an increase in operating expenses of $447. Operating expenses were $1,262 and $815 for the three months ended December 31, 2006 and 2005, respectively. This jump in operating expenses was mainly due to an increase in payroll and related expenses as a result of the increase in headcount in the Singapore operations in the first and second quarters of fiscal 2007.
Distribution Segment
The following table presents the revenue, gross margin and income (loss) from operations for the distribution segment for the second quarters ended December 31, 2006 and 2005, respectively:

	Three Months Ended December 31
(In Thousands, unaudited)	2006	2005
Revenue	$598	$599
Gross margin	27.9%	15.4%
Income (loss) from operations	$28	$(1)
Income from the distribution segment increased by $29 for the three months ended December 31, 2006 from an operating loss of $1 in the second quarter of fiscal 2006 to an operating income of $28 in the same quarter of fiscal 2007. The operating income in the second quarter 2007 was attributable to an increase in gross profit of $75, but offset with an increase in operating expenses of $46. Operating expenses were $139 and $93 for the three months ended December 31, 2006 and 2005, respectively. Such an increase in operating expenses was mainly attributable to an increase in commission expenses as a result of higher commissionable sales.
Corporate
The following table presents the income (loss) from operations for Corporate for the second quarters ended December 31, 2006 and 2005, respectively:

	Three Months Ended December 31
(In Thousands, unaudited)	2006	2005
Income (loss) from operations	$30	$(817)
Corporate operating income increased by $847 for the three months ended December 31, 2006, from an operating loss of $817 to an operating income of $30. The improvement in corporate income was attributable to an increase in the fee imposed on all the subsidiaries on a fixed percentage of revenue as the result of increased revenue from subsidiaries. The other factor was operating expenses last fiscal year included a special directors and officers bonus of $705 attributable to the sale of property in Dublin, Ireland. The Company had no similar bonuses for the quarter ended December 31, 2006.

Comparison of the Six Months Ended December 31, 2006 and 2005
The following table sets forth certain consolidated statements of (loss) income data as a percentage of net sales for the six months ended December 31, 2006 and 2005, respectively:

	Six Months Ended December 31
	2006	2005
Net Sales	100.0%	100.0%
Cost of Sales	75.5%	71.9%

Gross Margin	24.5%	28.1%

Operating Expenses
General and administrative	12.7%	25.0%
Selling	2.2%	3.9%
Research and development	0.2%	0.3%
Impairment Loss	0.7%	0.1%

Total Operating Expenses	15.8%	29.3%

Income (loss) from operations	8.7%	-1.2%

Overall Gross Margin
Although the gross profit margin in each segment slightly increased calculated on an actual dollar basis in the six months ended December 31, 2006, the overall gross margin as a percentage of total revenue dropped by 3.6% from 28.1% in the same period last fiscal year. The lower overall margin was primarily due to an increase in the percentage of total net sales from the manufacturing segment, which has a lower margin. The net sales in the manufacturing segment as a percentage of total net sales increased by 23.11% to 57.13% of total net sales for the six months ended December 31, 2006, compared to 34.02% of total net sales in the same period of last fiscal year. Net sales in the testing segment, which has a higher profit margin, dropped by 16.99% to 38.30% of total net sales for the six months ended December 31, 2006, compared to 55.29% of total net sales in the same period of last fiscal year. In terms of dollar value, the overall gross margin increased by $2,166 for the six months ended December 31, 2006 from $3,690 to $5,856, compared to the same period of fiscal 2007, as a result of the better sales performance in the Singapore manufacturing segment.
Gross profit margin in the manufacturing segment increased slightly by 0.8% for the six months ended December 31, 2006 compared to the same period last fiscal year, from 14.5% to 15.3%. In absolute amounts, gross profit was $2,096, an increase of $1,450 for the six months ended December 31, 2006, from $646 in the same period last year. Such an increase was mainly attributable to a hike in revenue in the first half fiscal 2007 compared to fiscal 2006 as the demand for our products increased.
Gross profit margin in the testing segment increased slightly by 0.6% for the six months ended December 31, 2006 compared to the same period last fiscal year, from 37.7% to 38.3%, primarily due to a drop in the average selling price of services. In absolute amount, gross profits in the testing segment were $3,513 and $2,735 for the six months ended December 31, 2006 and 2005, respectively.
Gross profit margin in the distribution segment increased slightly by 0.6%, from 22.0% for the six months ended December 31, 2005 to 22.6% in the same period this fiscal year. Sales in the distribution segment were mainly from lower margin back-ends products, which were consistent with the same period last fiscal year. Gross profits were $247 and $309 for the six months ended December 31, 2006 and 2005, respectively.
Operating Expenses
The following table presents the operating expenses for the six months ended December 31, 2006 and 2005, respectively:

	Six Months Ended December 31
(In Thousands, unaudited)	2006	2005
General and administrative	$3,044	$3,282
Selling	$536	$515
Research and development	$34	$33
Impairment Loss	$172	$15

Total	$3,786	$3,845

General and administrative expenses decreased by $238 (or 7.3%) to $3,044 for the six months ended December 31, 2006 from $3,282 in the same period last fiscal year. This decrease was due to an accrued director and officer bonus of $705 attributable to the sale of property in Dublin, Ireland in the second quarter of fiscal 2006. The Company did not have or accrue a similar officers and directors bonus in the first half of 2007. , This decrease was offset by the increase in operating expenses in our China operation in Suzhou, which were a result of the operation starting up in the second quarter of fiscal 2007, and an increase in payroll and related expenses as a result of a rise in headcount in the Singapore operations.
Selling expenses increased by $21 (or 4.0%) for the six months ended December 31, 2006 compared to the same period last fiscal year, from $515 to $536, mainly due to an increase in commissions expenses in the manufacturing segment as a result of higher commissionable sales and offset by lower commission expenses in the distribution segment due to a drop in the net sales.
Research and development costs increased slightly to $34 in the six months ended December 31, 2006 compared to the same period last fiscal year.
The impairment loss increased to $172 for the six months ended December 31, 2006 from $15 in the same period last fiscal year. The impairment loss in the first half of fiscal 2007 consisted of machinery and equipment with a cost of $423 and related accumulated depreciation in the amount of $251. Due to the decrease in demand for the slower speed microprocessor chips, those of our existing burn-in facility assets in the Singapore operation used for testing chips became obsolete. Since there will be no future cash flows from those assets, the carrying value of these assets was written down to zero, and the impairment cost was recorded.
Income from operations
Income from operations increased by $2,225 from a net operating loss of $155 to a gain of $2,070 for the six months ended December 31, 2006, mainly due to an increase in net sales in the manufacturing segment and testing segment as a result of increased market demand.
Interest Expense
The following table presents the interest expenses for the six months ended December 31, 2006 and 2005, respectively:

	Six Months Ended December 31
(In Thousands, unaudited)	2006	2005
Interest expense	$66	$74
Interest expenses decreased by $8 (or 10.8%) during the first six months of fiscal 2007 compared to the same period last year, primarily due to lower interest rates charged and lower usage of credit line facilities by the Singapore operation for the six months ended December 31, 2006 when compared to the same period last year.
Other Income
The following table presents the other income for the six months ended December 31, 2006 and 2005, respectively:

	Six Months Ended December 31
(In Thousands, unaudited)	2006	2005
Other income	$110	$112
Other income decreased by $2 (or 1.8%) for the six months ended December 31, 2006 compared to the same period last fiscal year, from $112 to $110. The decrease in other income was due to a decrease in interest income generated from short-term deposits, though offset by the increase in rental income and currency transaction gain. Interest income was $53 for the six months ended December 31, 2006 and was $21 lower than the interest income generated in the same quarter last fiscal year. Rental income increased by $15 to $53 for the six months ended December 31,2006 from $38 in the same period of last year. Currency transaction gain increased by $8 to $9 for the six months ended December 31, 2006 from $1, compared to the same period last fiscal year, which was attributable to the weakening of the U.S. dollar against foreign currency in U.S. denominated assets.

Income Tax
Income tax provision for the six months ended December 31, 2006 was $478, an increase of $294 (or 159.8%) compared to an income tax provision of $184 for the same period last fiscal year. The increase for this first half of fiscal 2007 was related to a higher tax provision for the increased income generated from the Singapore operations. The income tax amount included a provision for deferred tax liability of $1 for the Singapore operation.
Minority Interest
As of December 31, 2006, we held a 55% interest in Trio-Tech Malaysia. The minority interest for the six months ended December 31, 2006 in the net income of subsidiaries was $81, an increase of $100 compared to a minority interest in the net loss of $19 for the same period last fiscal year. The increase in the minority interest was attributable to the improvement in the net income generated from the Malaysia testing operation and an increase in translation gain as the result of an increase in the exchange rate between U.S. dollars and Singapore dollars.
Income from Discontinued Operations
The income from discontinued operations of $8,459 for the six months ended December 31, 2005 represents gain from the sale of property located in Dublin, Ireland of $8,909, which was completed in November 2005, offset by the loss from discontinued operations of $450. The Company had no similar loss for the first half of fiscal 2007.
Net Income
Net income for the six months ended December 31, 2006 was $1,555 a decrease of $6,622 compared to $8,177 in the same period last fiscal year. Such a decrease was primarily due to a drop in income from discontinued operations of $8,459, as there was no income generated from discontinued operations in the current quarter, offset by an increase in income from continuing operations of $1,837, compared with the same period last fiscal year due to strong demands of our products, as previously discussed.
Earnings per Share
Basic and diluted earnings per share from continuing operations for the six months ended December 31, 2006 were $0.48, an increase of $0.57 from a loss per share of $0.09 in the same period last fiscal year. There was no income or loss from discontinued operations for the first half of fiscal 2007. Basic and diluted earnings per share attributable to discontinued operations for the six months ended December 31, 2006 were $2.80 per share.
Segment Information
The revenue, gross margin and income from each segment for the first half of fiscal 2007 and 2006, respectively, are presented below. As the segment revenue and gross margin for each segment have been discussed in the previous section, only the comparison of income from operations is discussed below.
Manufacturing Segment
The following table presents the revenue, gross margin and income (loss) from operations for the manufacturing segment for the six months ended December 31, 2006 and 2005, respectively:

	Six Months Ended December 31
(In Thousands, unaudited)	2006	2005
Revenue	$13,679	$4,466
Gross margin	15.3%	14.5%
Income (loss) from operations	$690	$(292)
Income from operations in the manufacturing segment increased by $982 to $690 for the six months ended December 31, 2006, from a loss of $292 in the same period last fiscal year. The improvement in operating profit was attributable to the $1,450 increase in gross profit, but offset by an increase in operating expenses of $468. Operating expenses for the manufacturing segment were $1,406 and $938 for the six months ended December 31, 2006 and 2005, respectively. The increase in operating expenses was mainly attributable to an increase in payroll and related expenses as a result of the rise in headcount in the Singapore operations in the first half of fiscal 2007.

Testing Segment
The following table presents the revenue, gross margin and income from operations for the testing segment for the six months ended December 31, 2006 and 2005, respectively:

	Six Months Ended December 31
(In Thousands, unaudited)	2006	2005
Revenue	$9,171	$7,260
Gross margin	38.3%	37.7%
Income from operations	$1,344	$1,020
Income from the testing segment increased by $324 to $1,344 for the six months ended December 31, 2006 from $1,020 in the same period last fiscal year. Such an increase in operating income was attributable to an increase in gross profits of $778, but offset by an increase in operating expenses of $454. Operating expenses were $2,169 and $1,715 for the six months ended December 31, 2006 and 2005, respectively. This jump in operating expenses was mainly due to an increase in payroll and related expenses as a result of the rise in headcount in the Singapore operations in the second quarter of fiscal 2007.
Distribution Segment
The following table presents the revenue, gross margin and income (loss) from operations for the distribution segment for the six months ended December 31, 2006 and 2005, respectively:

	Six Months Ended December 31
(In Thousands, unaudited)	2006	2005
Revenue	$1,093	$1,404
Gross margin	22.6%	22.0%
Loss from operations	$(9)	$(2)
Loss from the distribution segment increased by $7 for the six months ended December 31, 2006 from an operating loss of $2 in the same period of fiscal 2006 to $9 this year. The operating loss was attributable to a decrease in gross profit of $62, but offset by a decrease in operating expenses of $55. This decrease in operating expenses was mainly due to lower commission expenses due to a drop in net sales. Operating expenses were $256 and $311 for the six months ended December 31, 2006 and 2005, respectively.
Corporate
The following table presents the income (loss) from operations for Corporate for the six months ended December 31, 2006 and 2005, respectively:

	Six Months Ended December 31
(In Thousands, unaudited)	2006	2005
Income (loss) from operations	$45	$(881)
Corporate operating income increased by $926 for the six months ended December 31, 2006, from an operating loss of $881 to an operating income of $45. The improvement in corporate income was attributable to an increase in the fee imposed on all the subsidiaries on a fixed percentage of revenue as the result of increased revenue from subsidiaries. Another factor was operating expenses last fiscal year included an accrued director and officer bonus of $705 attributable to the sale of a property in Dublin, Ireland. The Company had no similar bonuses for the first half of fiscal year 2007.
Financial Condition
During the six months ended December 31, 2006, total assets increased $6,788 from $29,384 at June 30, 2006 to $36,172 at December 31, 2006. The majority of the increase was in cash, accounts receivables, inventory, property, plant and equipment, prepaid expenses and other current assets.
At the end of the second quarter of fiscal 2007, total cash and short-term deposits were $10,549, an increase of $159 from fiscal year-end 2006. During the first two quarters of fiscal 2007, cash increased by $2,470 due to the increase in net proceeds from the maturity of short-term deposits in the Singapore operation and increased sales, but was offset by capital expenditures of $2,020.

Accounts receivables at the end of the second quarter of fiscal 2007 increased $3,305 from fiscal year-end 2006, primarily due to higher sales generated in the second quarter of fiscal 2007. The total sales from all three segments for the six months ended December 31, 2006 were $23,943, an increase of $10,813 or 82.4%, compared to the total sales of $13,130 for the same period last fiscal year. The accounts receivables turnover was 78 days at the end of the second quarter of fiscal 2007 compared with 80 days at fiscal year-end 2006. The decrease in the accounts receivables turnover was primarily due to improvement in collections in the Singapore operations.
Inventories were $4,637 at the end of the second quarter of fiscal 2007, reflecting an increase of $2,190 from fiscal year-end 2006. The rise in inventory was from an increase in work-in-process inventory and raw material inventory of $1,883 and $355, respectively, but offset by a decrease in finished goods inventory of $48. The increase was because we built inventory to support expected product shipments in the last two quarters of fiscal 2007. The turnover of inventory was 36 days at the end of the second quarter of fiscal 2007 compared with 35 days at fiscal year-end 2006.
Property, plant and equipment increased by $1,088 from $7,073 at June 30, 2006 to $8,161 at December 31, 2006. Capital expenditures were $2,020 in the first six months of fiscal 2007, compared with $704 for the first six months of fiscal 2006. The increase in capital expenditures was mainly due to higher purchases of machinery and equipment during the first six months of fiscal 2007 for the Singapore Testing operation and China Testing operation in order to meet customers’ requirements.
Depreciation and amortization was $1,124 for the first six months of fiscal 2007, compared with $792 for the first six months of fiscal 2006. The increase in depreciation expenses was mainly due to the increase in property, plant and equipment in the first two quarters of 2007 as compared to the first two quarters of 2006.
Prepaid expenses and other current assets at the end of the second quarter of fiscal 2007 were $220, an increase of $50 from fiscal year-end 2006, primarily due to increased prepayments of insurance premiums in the Singapore operation.
Liquidity and Capital Resources
Net cash provided by operating activities decreased by $429, or 58.1%, for the six months ended December 31, 2006 from a net cash inflow of $739 in the same period last fiscal year. The decrease in the net cash provided by operating activities was primarily due to (i) the decrease in net income from $8,177 to $1,555 during the first six months of fiscal 2007 as compared to the same period last fiscal year; (ii) the negative cash outflow of $3,424 from accounts receivable this year as compared to a positive cash inflow of $277 from accounts receivable last year; and (iii) an increase in the working capital expenditures, particularly for inventory. The decrease in net income was because of a gain on sale of property in Dublin, Ireland of $8,909 in the second quarter of fiscal 2006. However, the gain on sale of property, plant and equipment in the first two quarters of fiscal 2007 was $40. The decrease in capital gain offset the decrease in net cash by $8,869. Also offsetting the decrease in cash flow was an increase in cash inflow of $2,460 from accounts payable and accrued liabilities.
Net cash provided by investing activities decreased by $3,837 to $385 for the six months ended December 31, 2006 from a cash flow of $4,222 for the same period last fiscal year. The decrease in net cash provided by investing activities was primarily due to the net proceeds of $8,401 from discontinued operations on the sale of property in Dublin, Ireland in the second quarter of fiscal 2006. The proceeds from sales of equipment during the first six months of fiscal 2007 were $49. The capital expenditure in the first two quarters of fiscal 2007 increased by $1,316 to $2,020 from $704 in the same period last fiscal year. The increase in capital expenditure was mainly due to higher purchases of machinery and equipment during the first two quarters of fiscal 2007 in the Singapore and China operations in order to meet customers’ requirements. Offsetting the decrease in cash flow from the investing activities was an increase of $5,693 in the net proceeds from maturing short-term deposits.
Net cash provided by financing activities in the first two quarters of fiscal 2007 was $1,466, an increase of $814 compared to the net cash provided by financing activities of $652 during the first two quarters of fiscal 2006. The increase was due mainly to the higher proceeds from lines of credit of $1,831 during the first two quarters of fiscal 2007 compared to the net repayment of $77 for lines of credits incurred in the first two quarters of fiscal 2006. Also contributed to the increase in the net cash provided by financing activities was a proceeds of $118 received from a 10% shareholder for disgorgement of short-swing profits from prohibited transactions in our common shares pursuant to section 16(b) of the Securities and Exchange Act of 1934. However, the increase was offset by a decrease of $1,019 in the proceeds from long-term bank loans and capital leases during the first six months of fiscal 2007 compared to $1,025 during the six months of fiscal 2006, and a decrease of $216 in cash proceeds from stock options exercised.
We believe we have the necessary financial resources to meet our projected cash requirements for at least the next twelve months.

Corporate Guarantee Arrangement
The Company provides a corporate guarantee of approximately $1,630 to one of its subsidiaries in Southeast Asia to secure line-of-credit and term loans from a bank to finance the operations of such subsidiary. With the strong financial position of the subsidiary company, the Company believes this corporate guarantee arrangement will have no material impact on its liquidity or capital resources.
Critical Accounting Estimates & Policies
There have been no significant changes in the critical accounting polices disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the most recent Annual Report on Form 10-K.
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

As of December 31, 2006, the outstanding aggregate principal balance on these loans, capital leases and lines of credit was approximately $3,358. The interest rates on our loans and lines of credit range from 0.81% to 7.50% per annum. These interest rates are subject to change and we cannot predict an increase or decrease in rates, if any.

	Dec. 30,	June 30,
	2006	2006
	(unaudited)
Loans:
Denominated by Singapore dollars; interest is at the bank’s prime rate (5.75% at December 31, 2006 and June 30, 2006) plus 0.5% per annum	$—	$70

Denominated by Singapore dollars; interest rate fixed at 5.91%	—	23

Denominated by Singapore dollars; interest is at the bank’s prime rate (4.25% at December 31, 2006 and June 30, 2006) plus 1% per annum	111	198

Denominated by Singapore dollars; interest is at the bank’s prime rate (4.25% at December 31, 2006 and June 30, 2006) plus 1% per annum	258	345

Denominated by Thailand baht; interest is at the bank’s prime rate (7.50% at December 31, 2006 and June 30, 2006)	68	95

Denominated by Singapore dollars; interest is at the bank’s prime rate (3.346% at December 31, 2006 and 3.41% at June 30, 2006) plus 3.5% per annum	435	509

Denominated by Singapore dollars; interest is at the bank’s prime rate (4.25% at December 31, 2006 and June 30, 2006) plus 1% per annum	218	260

Subtotal	$1,090	$1,500

Capital leases:
denominated by Singapore dollars with an interest rate ranging from 4.19% to 6.02% per annum	$305	$316

denominated by Malaysia ringgit with a fixed interest rate at 4.30% per annum	11	14

denominated by U.S. dollars with a fixed interest rate at 0.81% per annum	5	7

Subtotal	$321	$337

Line of credit:
Denominated by Singapore dollars; interest is at the bank’s prime rate (3.346% at December 31, 2006, and 5.75% at June 30, 2006) plus 0.20% per annum at December 31, 2006 and 0.25% per annum at June 30, 2006.	$1,947	$116

Subtotal	$1,947	$116

Total	$3,358	$1,953

The outstanding aggregate principal balance on these loans, capital leases and lines of credit were mainly utilized by the testing segment for investments in facilities and equipment to meet customers’ requirement. One of the Singapore operations used 53.9% of such credit facility as of December 31, 2006. Nevertheless, the Singapore operation was able to meet repayment of loans and capital obligation, as the majority of the overall net sales were generated by this operation. The Thailand operation utilized term loans to finance the extension of a building in Bangkok and it will be able to meet its obligations thereunder as the operation has been generating cash for the past few years.
Foreign Currency Exchange Rate Risk. Although the majority of our sales, cost of manufacturing and marketing are transacted in U.S. dollars, significant portions of our revenue are denominated in Singapore and Euro dollars, Malaysian ringgit, Thai Baht and other currencies. Consequently, a portion of our costs, revenues and operating margins may be affected by fluctuations in exchange rates, primarily between the U.S. dollar and such foreign currencies. We are also affected by fluctuations in exchange rates if there is a mismatch between our foreign currency denominated assets and liabilities. Foreign currency translation adjustments resulted in an increase of $75 and $989 to shareholders’ equity for the six months ended December 31, 2006 and 2005, respectively.
We try to reduce our risk of foreign currency fluctuations by purchasing certain equipment and supplies in U.S. dollars and seeking payment, when possible, in U.S. dollars. However, we may not be successful in our attempts to mitigate our exposure to exchange rate fluctuations. Those fluctuations could have a material adverse effect on the Company’s financial results.
ITEM 4. CONTROLS AND PROCEDURES
An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2006, the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective. During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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
Possible Dilutive Effect of Outstanding Options
As of December 31, 2006, there were 15,800 shares of common stock reserved for issuance upon exercise of outstanding stock options. The outstanding options are currently exercisable at exercise prices ranging from $2.66 to $4.40 per share. We anticipate that the trading price of our common stock at the time of exercise of any such outstanding options will exceed the exercise price under those options. Thus, such exercise will have a dilutive effect on our shareholders.
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
Item 3. Defaults upon Senior Securities
     Not applicable
Item 4. Submission of Matters to Vote of Security Holders
An annual meeting of shareholders was held December 5, 2006. The only matter voted on at the annual meeting was the election of Directors. Proxies for the annual meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to management’s nominees for Directors as listed in the Proxy Statement. All of such nominees were elected. The number of votes for each of such nominees was as follows:

Director	Votes For	Votes Withheld	No Vote	Total
Jason Adelman	2,586,920	346	635,226	3,222,492
Richard Horowitz	2,586,883	383	635,226	3,222,492
A. Charles Wilson	2,507,303	79,963	635,226	3,222,492
Yong Siew Wai	2,525,703	61,563	635,226	3,222,492
Item 5. Other Information
     Not applicable

Item 6. Exhibits
31.1	Rule 13a-14(a) Certification of Principal Executive Officer of Registrant

31.2	Rule 13a-14(a) Certification of Principal Financial Officer of Registrant

32	Section 1350 Certification.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIO-TECH INTERNATIONAL

By:	/s/ Victor H.M. Ting

VICTOR H.M. TING
Vice President and
Chief Financial Officer
(Principal Financial Officer)
Dated: February 09, 2007