Form 10-Q
period 2007-03-31
TRIO TECH INTERNATIONAL
filed 2007-05-10
CIK 732026

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock outstanding as of May 07, 2007 is 3,227,992

TRIO-TECH INTERNATIONAL
INDEX TO CONSOLIDATED FINANCIAL INFORMATION, OTHER INFORMATION AND SIGNATURE

		Page
Part I.	Financial Information
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of March 31, 2007 (Unaudited) and June 30, 2006	3
	Condensed Consolidated Statements of Operations and Comprehensive Income (loss) for the Three and Nine Months Ended March 31, 2007 (Unaudited) and March 31, 2006 (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2007 (Unaudited) and March 31, 2006 (Unaudited)	6
	Notes to Consolidated Financial Statements (Unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28
Item 4T.	Controls and Procedures	30

Part II.	Other Information
Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3.	Defaults upon Senior Securities	31
Item 4.	Submission of Matters to a Vote of Security Holders	31
Item 5.	Other Information	31
Item 6.	Exhibits	31

Signatures		32
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS EXCEPT NUMBER OF SHARES)

	March 31,	June 30,
	2007	2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$3,480	$2,551
Short-term deposits	7,503	7,839
Trade accounts receivable, less allowance for doubtful	10,472	8,518
accounts of $38 and $225 Other receivables	237	306
Inventories, less provision for obsolete inventory of $599 and $448	1,986	2,447
Prepaid expenses and other current assets	166	170

Total current assets	23,844	21,831

PROPERTY, PLANT AND EQUIPMENT, Net	7,900	7,073
OTHER INTANGIBLE ASSETS, Net	238	311
OTHER ASSETS	271	169

TOTAL ASSETS	$32,253	$29,384

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Line of credit	$432	$116
Accounts payable	1,629	3,809
Accrued expenses	4,496	3,045
Income taxes payable	597	311
Current portion of notes payable	660	856
Current portion of capital leases	127	107
Current portion of deferred tax liabilities	253	319

Total current liabilities	8,194	8,563

NOTES PAYABLE, net of current portion	224	644
CAPITAL LEASES, net of current portion	186	230
DEFERRED TAX LIABILITIES	450	359

TOTAL LIABILITIES	9,054	9,796

MINORITY INTEREST	2,391	2,196

SHAREHOLDERS’ EQUITY:
Common stock; no par value, 15,000 shares authorized; 3,225,992 shares issued and outstanding as of March 31, 2007, and 3,219,407 shares issued and outstanding as of June 30, 2006, respectively	10,361	10,338
Paid -in capital	459	337
Accumulated retained earnings	9,463	7,150
Accumulated other comprehensive gain (loss) translation adjustments	525	(433)

Total shareholders’ equity	20,808	17,392

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$32,253	$29,384

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
UNAUDITED, IN THOUSANDS, EXCEPT (LOSS) EARNINGS PER SHARE

	Nine Months Ended		Three Months Ended
	March 31,	March 31,	March 31,	March 31,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Products	$22,037	$8,888	$7,265	$3,018
Services	15,519	10,711	6,348	3,451

	37,556	19,599	13,613	6,469

Cost of Sales
Cost of products sold	18,431	7,214	6,002	2,299
Cost of services rendered	9,655	6,923	3,997	2,398

	28,086	14,137	9,999	4,697

Gross Margin	9,470	5,462	3,614	1,772

Operating Expenses
General and administrative	4,948	4,542	1,904	1,261
Selling	882	768	346	253
Research and development	52	53	18	20
Impairment loss	174	15	2	—
Loss on disposal of property, plant & equipment	—	22	—	22

Total operating expenses	6,056	5,400	2,270	1,556

Income from Operations	3,414	62	1,344	216

Other Income (Expenses)
Interest expense	(119)	(111)	(53)	(37)
Other income	155	196	45	84

Total Other income (Expenses)	36	85	(8)	47

Income from Continuing Operations before Income Taxes	3,450	147	1,336	263

Income Tax Provision	717	290	239	106

Income (Loss) from Continuing Operations before Minority Interest	2,733	(143)	1,097	157

Minority Interest	(97)	36	(16)	17

Income (Loss) from Continuing Operations	2,636	(107)	1,081	174

Discontinued Operations (NOTE 9)
Income from Discontinued Operations	—	8,459	—	—

Net Income Attributed to Common Shares	$2,636	$8,352	$1,081	$174

BASIC EARNINGS PER SHARE
Basic earnings (loss) per share from Continuing operations	$0.82	$(0.03)	$0.34	$0.05
Basic earnings per share from Discontinued operations	0.00	2.74	0.00	0.00

Basic earnings per share	$0.82	$2.71	$0.34	$0.05

	Nine Months Ended		Three Months Ended
	March 31,	March 31,	March 31,	March 31,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
DILUTED EARNINGS PER SHARE
Diluted earnings (loss) per share from Continuing operations	$0.82	$(0.03)	$0.33	$0.05
Diluted earnings per share from Discontinued operations	0.00	2.74	0.00	0.00

Diluted earnings per share	$0.82	$2.71	$0.33	$0.05

Weighted Average Shares Outstanding

Basic	3,223	3,080	3,224	3,211
Diluted	3,233	3,080	3,234	3,225

COMPREHENSIVE INCOME:
Net income	$2,636	$8,352	$1,081	$174
Foreign currency translation adjustment	957	(384)	449	363

COMPREHENSIVE INCOME	$3,593	$7,968	$1,530	$537

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS UNAUDITED, IN THOUSANDS

	March 31,	March 31,
	2007	2006
	(unaudited)	(unaudited)
Cash Flow from Operating Activities
Net income	$2,636	$8,352
Adjustments to reconcile net income to net cash flow provided by (used in) operating activities
Depreciation and amortization	2,007	1,229
Bad debts expense, net	145	113
Inventory provision	151	3
Interest income on short-term deposits	(66)	(139)
Impairment loss	174	15
Stock compensation	4	50
Gain on sale of property — discontinued operations	—	(8,909)
(Gain) Loss on sale of equipments	(41)	22
Deferred tax provision	25	58
Minority interest	98	(36)
Changes in operating assets and liabilities, net of acquisition effects
Accounts receivables	(2,099)	(1,154)
Other receivables	69	(183)
Other assets	(102)	(19)
Inventories	310	15
Prepaid expenses and other current assets	4	(82)
Accounts payable and accrued liabilities	(729)	154
Income tax payable	286	100

Net cash provided (used) by operating activities	2,872	(411)

Cash Flow from Investing Activities
Proceeds from short-term deposits matured	10,238	9,815
Investments in short-term deposits	(9,836)	(14,987)
Additions to property, plant and equipment	(2,409)	(952)
Acquisition of a company in China	—	(138)
Proceeds from sale of equipment-continuing operations	50	137
Proceeds from sale of property-discontinued operations	—	8,401

Net cash (used) provided by investing activities	(1,957)	2,276

Cash Flow from Financing Activities
Net borrowings (payments) on lines of credits	316	(111)
Repayment of bank loans and capital leases	(698)	(756)
Proceeds from long-terms bank loans and capital leases	6	1,045
Proceeds from exercising stock options	23	784
Proceeds from 10% shareholder on the short swing profit of the company stock	118	—
Dividends paid to minority interest	(42)	(28)
Dividends paid to shareholders	(323)	(1,608)

Net cash used by financing activities	(600)	(674)

	March 31,	March 31,
	2007	2006
	(unaudited)	(unaudited)
Effect of Changes in Exchange Rate	614	165

NET INCREASE IN CASH	929	1,356
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,551	1,439

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,480	$2,795

Supplementary Information Of Cash Flows
Cash paid during the period for:
Interest	$119	$114
Income taxes	$433	$2,121
Non-Cash Transactions
Capital lease of property, plant and equipment	$52	$287
See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AND NUMBER OF SHARES)
1.	ORGANIZATION AND BASIS OF PRESENTATION

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
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. All significant inter-company accounts and transactions have been eliminated in consolidation. The unaudited consolidated financial statements are presented in U.S. dollars. The accompanying financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the nine months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report for the fiscal year ended June 30, 2006.

Certain prior year balances may have been reclassified to conform to the current presentation.

Change in Estimate: During the third quarter of fiscal 2007, management determined that the useful life of fixed assets for smart burn in projects was shorter than originally expected. Revised useful life of these assets resulted in an additional depreciation expense of $113K, or $0.03 per diluted share in the third quarter ended March 31, 2007.

2.	NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109,” (thereafter FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. A company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. We expect that the adoption of FIN 48 will not have a material impact on our consolidated results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact adoption may have on its financial condition or results of operations.

In September 2006, the FASB issued FASB Staff Position: “Accounting for Planned Major Maintenance Activities,” (thereafter FSP AUG AIR-1). FSP AUG AIR-1 addresses the accounting for planned major maintenance activities. FSP AUG AIR-1 prohibits the use of the accrue-in-advance method of accounting in annual and interim financial reporting periods for planned major maintenance activities, which had previously allowed companies the right to recognize planned major maintenance costs by accruing a liability over several reporting periods before the maintenance was performed. FSP AUG AIR-1 still allows the direct expense, built-in-overhaul and deferral methods of accounting as acceptable, however it does mandate that companies apply the same method of accounting in both interim and annual financial reporting periods and that the method be retrospectively applied if applicable. FSP AUG AIR-1 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that the adoption of FSP AUG AIR-1 will have a material effect on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatement when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), which is effective for fiscal years ending after November 15, 2006. The objective of SAB 108 is to eliminate diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires quantification of financial statement misstatements based on the effects of the misstatements on the consolidated statement of income, the consolidated balance sheet and related financial statement disclosures.

According to SAB 108, both “rollover” and “iron curtain” approaches must be considered when evaluating a misstatement for materiality. This is referred to as the “dual approach.” For companies that have previously evaluated misstatements under one, but not both, of these methods, SAB 108 provides companies with a one-time option to record the cumulative effect of their prior unadjusted misstatements in a manner similar to a change in accounting principle in their annual financial statements during the effective time period if (i) the cumulative amount of the unadjusted misstatements at the beginning of the adopting year would have been material under the dual approach to their annual financial statements for the prior year or (ii) the effect of correcting the unadjusted misstatements during the adopting year would cause these annual financial statements to be materially misstated under the dual approach. In accordance with SAB 108, companies are allowed, upon adoption, to record the effects as a cumulative–effect adjustment to the retained earnings. The Company does not believe that the adoption of SAB 108 will have significant impact on its financial position and results of operations.

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115,” which will become effective in 2008. SFAS No. 159 permits entities to choose to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. The Company has not yet determined whether it will elect the option provided in this standard, or the impact that the elective adoption may have on our consolidated financial position, operating results or cash flows.

3.	INVENTORIES

Inventories consisted of the following:

	March 31,
	2007	June 30,
	(Unaudited)	2006
Raw materials	$1,342	$827
Works in progress	1,022	1,803
Finished goods	221	265
Less: provision for obsolete inventory	(599)	(448)

	$1,986	$2,447

4.	STOCK OPTIONS

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

Effective July 1, 2005, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payments,” using the modified prospective application method. Under this transition method, compensation cost recognized during the nine months ended March 31, 2007 included the applicable amounts of: (a) compensation cost of all share-based payments granted prior to, but not yet vested as of, July 1, 2005 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123) and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123R). Amortization of unrecognized fair value of the non-vested options was $4 and $1 for the nine months ended and three months ended March 31, 2007, respectively.

On December 2, 2005, the Board of Directors terminated these two share-based compensation plans due to the cost of such compensation exceeding the benefits. There were no stock options granted during the nine months ended March 31, 2007.

Assumptions

The disclosure of the above fair value for these awards was estimated using the Black-Scholes option pricing model with the assumptions listed below:

	Nine Months
	Ended	Years Ended
	March 31, 2007	June 30, 2006	June 30, 2005	June 30, 2004
Expected volatility	73.22-89.71%	49.5-51.53%	33.5 - 36.8%	41.9%
Weighted average volatility	89.71%	49.5%	33.9%	41.9%
Risk free interest rate	4.57-5.12%	3.71-4.50%	2.89 - 3.27%	2.76%
Expected life (years)	2.00	2.00	2.00	2.00
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

A summary of option activities under the 1998 Plan during the nine months of fiscal 2007 ended March 31, 2007 is presented as follows:

			Weighted –
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at July 1, 2006	28,885	$2.97
Granted	—	—
Exercised	(8,585)	2.71
Forfeited or expired	(7,250)	3.18

Outstanding at March 31, 2007	13,050	$3.03	2.00	$141,897

Exercisable at March 31, 2007	11,675	$2.86	2.00	$128,835

The intrinsic value of the 8,585 options exercised was $78. Cash received from options exercised during the nine months ended March 31, 2007 was approximately $23. There were no options granted during the nine months ended March 31, 2007 under the 1998 Stock Option Plan.

A summary of the status of the Company’s non-vested stock options during the nine months of fiscal 2007 ended March 31, 2007 is presented below:

		Weighted-
		Average Grant-
		Date
	Options	Fair Value
Non-vested at July 1, 2006	13,250	$0.81
Granted	—	—
Vested	(11,625)	0.76
Forfeited	(250)	0.68

Non-vested at March 31, 2007	1,375	$1.31

As of March 31, 2007, there was approximately $2 of accumulated unrecognized stock compensation based on fair value on the grant date related to non-vested options granted under the 1998 Plan. That cost was expected to be recognized during the weighted average period of 1.5 years.

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

As of July 1, 2006, there were no stock options outstanding under the Directors’ plan, and there were no options exercisable. Because the Directors’ plan was terminated in December 2005, there were no options granted during the nine months ended March 31, 2007.

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

Stock options to purchase 13,050 shares at exercise prices ranging from $2.66 to $4.40 per share were outstanding as of March 31, 2007. No options were excluded in the determination of common shares equivalents, because the average market price of common shares was greater than the exercise price of the stock options. The resulted common shares equivalents were approximately 10,000 shares and are presented in the following table for earnings per share calculation purposes.

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

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted EPS for the years presented herein:

	Nine Months Ended		Three Months Ended
	March 31,	March 31,	March 31,	March 31,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net (loss) income from continuing operations	$2,636	$(107)	$1,081	$174

Net income from discontinued operations	$—	$8,459	$—	$—

Net income attributable to common shares	$2,636	$8,352	$1,081	$174

Basic Earnings (Loss) Per Share
Basic earnings (loss) per share from Continuing operations	$0.82	$(0.03)	$0.34	$0.05
Basic earnings per share from Discontinued operations	—	2.74	—	—

Basic earnings per share from Net Income	$0.82	$2.71	$0.34	$0.05

Diluted (Loss) Earnings Per Share
Diluted (loss) earnings per share from Continuing operations	$0.82	$(0.03)	$0.33	$0.05
Diluted earnings per share from Discontinued operations	—	2.74	—	—

Diluted earnings per share from Net Income	$0.82	$2.71	$0.33	$0.05

Weighted average number of common shares outstanding — basic	3,223	3,080	3,224	3,211

Dilutive effect of stock options	10	—	10	14

Number of shares used to compute earnings per share — diluted	3,233	3,080	3,234	3,225

6.	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are customer obligations due under normal trade terms. We sell our products and services to manufacturers in the semiconductor industry. We perform continuing credit evaluations of our customers’ financial condition, and although we generally do not require collateral, letters of credit may be required from our customers in certain circumstances.

Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. We include any accounts receivable balances that are determined to be uncollectible in our allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to us, we believe our allowance for doubtful accounts for the nine months ended March 31, 2007 and the twelve months ended June 30, 2006 was adequate.

The following table represents the changes in the allowance for doubtful accounts:

	March 31,
	2007	June 30,
	(Unaudited)	2006
Beginning	$225	$147
Additions charged to expenses	17	260
Recovered	(162)	(85)
Actual write-offs	(42)	(97)

Ending	$38	$225

7.	DIVIDEND PAID TO SHAREHOLDERS

On December 5, 2006, the Board of Directors of Registrant declared a cash dividend of ten cents (U.S. 10¢) per share payable to the shareholders of record on December 15, 2006. The total number of shares issued and outstanding as of December 15, 2006 was 3,225,242 and the total cash dividends paid on January 15, 2007 were $323.

8.	WARRANTY ACCRUAL

	March 31
	2007	June 30,
	(Unaudited)	2006
Beginning	$142	$155
Additions charged to cost and expenses	92	—
Recovered	(2)	(1)
Actual write-offs	(1)	(12)

Ending	$231	$142

9.	DISCONTINUED OPERATIONS

The Company’s Ireland operation, as a component of the testing segment, suffered continued operating losses for three consecutive fiscal years and the cash flow was minimal for three consecutive years. In August 2005, the Company established a restructuring plan to close the testing operation in Dublin, Ireland. In November 2005, the Company completed the sale of said property. In accordance with EITF 03-13, we presented the operation results from Ireland as a discontinued operation. The income from discontinued operations of $8,459 for the nine months ended March 31, 2006 represented gain from the sale of property located in Dublin, Ireland of $8,909, which was completed in November 2005, offset by a loss from discontinued operations of $450.

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

All inter-segment sales were sales from the manufacturing segment to the testing and distribution segments. Total inter-segment sales were $122 and $61 for the nine months ended March 31, 2007 and 2006, respectively. Corporate assets mainly consisted of cash and prepaid expenses. Corporate expenses mainly consisted of salaries, insurance, professional expenses and directors’ fees.

The following segment information is unaudited:
Business Segment Information:

	Quarter		Operating		Depr.
	Ended	Net	Income	Total	and	Capital
	March 31,	Sales	(loss)	Assets	Amort.	Expenditures
Manufacturing	2007	$6,923	$350	$3,511	$53	$98
	2006	2,685	192	3,503	31	101

Testing Services	2007	6,348	1,077	27,978	826	313
	2006	3,451	178	21,346	402	567

Distribution	2007	342	(91)	556	4	—
	2006	333	(131)	849	4	—

Corporate and unallocated	2007	—	8	208	—	—
	2006	—	(23)	620	—	—

Total Company	2007	$13,613	$1,344	$32,253	$883	$411
	2006	$6,469	$216	$26,318	$437	$668

Business Segment Information:

	Nine
	Months		Operating		Depr.
	Ended	Net	Income	Total	and	Capital
	March 31,	Sales	(loss)	Assets	Amort.	Expenditures
Manufacturing	2007	$20,602	$1,041	$3,511	$147	$246
	2006	7,151	(100)	3,503	81	299

Testing Services	2007	15,519	2,421	27,978	1,848	2,214
	2006	10,711	1,197	21,346	1,137	1,072

Distribution	2007	1,435	(101)	556	12	1
	2006	1,737	(133)	849	11	1

Corporate and unallocated	2007	—	53	208	—	—
	2006	—	(902)	620	—	—

Total Company	2007	$37,556	$3,414	$32,253	$2,007	$2,461
	2006	$19,599	$62	$26,318	$1,229	$1,372
Geographic Area Information:

							Elimin-
	Quarter		China				ations
	Ended	United	and other				and	Total
	March 31,	States	countries	Singapore	Thailand	Malaysia	Other	Company
Net sales to	2007	$1,301	$1,395	$8,493	$617	$1,868	$(61)	$13,613
customers	2006	458	387	3,335	445	1,875	(31)	6,469

Operating	2007	104	126	854	63	189	8	1,344
Income (loss)	2006	(18)	(4)	153	21	87	(23)	216

Long-lived	2007	$10	$848	$3,695	$877	$2,748	$(40)	$8,138
Assets	2006	$23	$165	$3,689	$831	$2,900	$(40)	$7,568
Geographic Area Information:

	Nine						Elimin-
	Months		China				ations
	Ended	United	and other				and	Total
	March 31,	States	countries	Singapore	Thailand	Malaysia	Other	Company
Net sales to	2007	$5,152	$5,011	$21,030	$1,763	$4,722	$(122)	$37,556
customers	2006	1,985	1,078	11,714	1,395	3,488	(61)	19,599

Operating	2007	362	438	1,955	165	441	53	3,414
Income (loss)	2006	(32)	(7)	707	85	211	(902)	62

Long-lived	2007	$10	$848	$3,695	$877	$2,748	$(40)	$8,138
Assets	2006	$23	$165	$3,689	$831	$2,900	$(40)	$7,568

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
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
In the United States, our manufacturing segment focuses on marketing used and refurbished equipment, which some of our customers are more willing to purchase, as it is less expensive than new equipment.

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
On March 8, 2007, we hired Burnham Hill Partners, a division of Pali Capital, Inc in the United States. to act as (i) our exclusive financial advisor in connection with one or more potential strategic transactions currently being explored by the Company, which may include an acquisition, joint venture, partnership, strategic alliance, merger and/or sale involving the Company and (ii) our placement agent or underwriter in connection with the raising of debt or equity capital. We believe that the agreement that we made with Burnham Hill Partners is not a material definitive agreement. One of our directors, Jason Adelman, is a partner of Burnham Hill Partners. Burnham Hill Partners proposed a fee arrangement that was consistent with industry standards for transactions of that nature, and an agreement which would expire 12 months from the date into which it was entered. The agreement was approved by the Board of Directors of the Company in good faith by a vote sufficient without counting the vote of Mr. Adelman and, in the judgment of the Board of Directors, was just and reasonable at the time the agreement was so approved .
Third Quarter Fiscal 2007 Highlights
•	Revenue increased 110.4% to $13,613 for the third quarter of fiscal 2007, compared with revenue of $6,469 for the third quarter of fiscal 2006.

•	Manufacturing segment revenues increased by $4,238, or 157.8%, to $6,923, compared to $2,685 for the third quarter of fiscal 2006.

•	Testing segment revenue increased by $2,897, or 83.9%, to $6,348, compared to $3,451 for the third quarter of fiscal 2006.

•	Income from continuing operations increased by $907 to $1,081 for the third quarter of fiscal 2007, compared to $174 for the third quarter of fiscal 2006.

•	Gross profit margins decreased slightly by 0.9% to 26.5% for the third quarter of fiscal 2007, compared with gross profit margins of 27.4% for the same period last fiscal year.

•	General and administrative expenses were 14.0% of revenue, representing a decrease from 19.5% of revenue for the third quarter of fiscal 2006.

•	Selling expenses were 2.5% of revenue, decreased from 3.9% of revenue for the third quarter of fiscal 2006.
Results of Operations and Business Outlook
Overall, total sales for the nine months and three months ended March 31, 2007 were $37,556 and $13,613, respectively, an increase of $17,957 and $7,144, respectively, when compared to the same periods last fiscal year. As a percentage, total net sales increased by 91.6% and 110.4% for the nine months and three months ended March 31, 2007, respectively, when compared to total net sales for the same periods last fiscal year.
Total net sales into and within China and the Southeast Asia regions and other countries (except sales into and within the United States) increased by $14,790 to $32,404 and by $6,301 to $12,312 for the nine months and three months ended March 31, 2007, respectively, compared to the same periods last fiscal year. This overall increase was primarily due to an increase in sales from the manufacturing segment and testing segment. Total net sales into and within the United States were $5,152 and $1,301 for the nine months and three months ended March 31, 2007, respectively, an increase of $3,167 and $843, respectively, when compared to the same periods last fiscal year.

The following table sets forth our revenue components for the nine and three months ended March 31, 2007 and 2006, respectively.
Revenue Components

	Nine Months Ended		Three Months Ended
	March 31,	March 31,	March 31,	March 31,
	2007	2006	2007	2006
Net Sales:
Manufacturing	54.86%	36.49%	50.86%	41.50%
Testing	41.32	54.65	46.63	53.35
Distribution	3.82	8.86	2.51	5.15

Total	100.00%	100.00%	100.00%	100.00%

The increase in net sales can be discussed within three segments as follows:
Manufacturing Segment
Net sales in the manufacturing segment as a percentage of total net sales were 54.86% and 50.86% for the nine months and three months ended March 31, 2007, respectively, an increase of 18.36% and 9.36% of total net sales when compared to the same periods last fiscal year. The absolute amount of net sales were $20,602 and $6,923 for the nine months and three months ended March 31, 2007, an increase of $13,451 and $4,238, respectively, when compared to the same periods last fiscal year. The increase in revenue generated by the manufacturing segment was due to a continuing increase in demand from the personal computer market in Asia, which in turn led to a greater demand for our products. We believe that the demand for our burn-in systems increased concurrently with the demand for more microprocessor chips in Southeast Asia. The increase primarily resulted from an increase in demand from one of our major customers, which was a result of that customer’s growing share in the market for microprocessor chips.
Testing Segment
Net sales in the testing segment as a percentage of total net sales were 41.32% and 46.63% for the nine months and three months ended March 31, 2007, respectively, a drop of 13.33% and 6.72%, respectively, of total net sales when compared to the same period last fiscal year. However, absolute amount of net sales in the testing segment increased by $4,808 to $15,519 and by $2,897 to $6,348 for the nine months and three months ended March 31, 2007, respectively, compared to the same periods of fiscal 2006. The testing segment continued to show improvement in revenue compared to the same periods last fiscal year due to an increase in the demand for testing services in Southeast Asia, which resulted from the strong economic growth and robust development in the electronics manufacturing industries in China. The increase in revenue generated by the testing segment was the result of an overall improvement in performance by the majority of our testing operations in Southeast Asia. Furthermore, our China operation in Suzhou started its testing operation in the second quarter of fiscal 2007, which contributed to this improvement in revenue. Demand for testing services varies from time to time depending on changes taking place in the market and our customers’ forecasts. We anticipate that our customers will continue to request our services to perform “burn-in” on chips to be used in wireless handsets, automotive applications and wired communications, which chips are currently in high demand in their respective markets.
Distribution Segment
Net sales in the distribution segment accounted for 3.82% and 2.51% of total net sales for the nine months and three months ended March 31, 2007, respectively, a decrease of 5.04% and 2.64% compared to the same periods in fiscal 2006. The absolute amount of net sales slightly increased by $9 to $342 for the three months ended March 31, 2007. However, the net sales decreased by $302 to $1,435 for the nine months ended March 31, 2007, compared to the same period in fiscal 2006. The decrease in revenue in the nine months ended March 31, 2007 was mainly attributable to fewer bookings from customers resulting from what we believe is a saturation of equipment and electronic components in the current market. Product volume for the distribution segment depends on sales activities such as bookings, queries on products and backlog. Equipment and electronic component sales are very competitive, as the products are readily available in the market.
Uncertainties and Remedies
There are several influencing factors which create uncertainties when forecasting performance, such as the ever-changing nature of technology, specific requirements from the customer, decline in demand for certain types of burn-in devices or equipment, and other similar factors. One of these factors is the highly competitive nature of the semiconductor industry. Another is that some customers are unable to provide a forecast of the products required in the upcoming weeks; hence it is difficult to plan for the resources needed to meet these customers’ requirements due to short lead time and last minute order confirmation. This will normally result in a lower margin for these products, as it is more expensive to purchase materials in a short time frame. However, the Company has taken action in an effort to protect itself and has formulated plans for dealing with these unpredictable factors. For example, in order to meet customers’ demands upon short notice, the Company maintains higher inventories, but continues to work closely with its customers to avoid stock piling. We continue to cut costs by upgrading some of our existing facilities to cater to the changing requirements of customers and maintaining a lean headcount, while still keeping quality high so as to sell new products at a competitive price. We have also been improving customer service by our staff by keeping our staff up-to-date on the newest technology and stressing the importance of understanding and meeting the stringent requirements of our customers. Finally, the Company is exploring new markets and products, looking for new customers, and upgrading and improving burn-in technology while at the same time searching for improved testing methods of higher technology chips.
Comparison of the Third Quarter Ended March 31, 2007 and March 31, 2006
The following table sets forth certain consolidated statements of income data as a percentage of net sales for the third quarters ended March 31, 2007 and 2006, respectively:

	Three Months Ended March 31
	2007	2006
Net Sales	100.0%	100.0%
Cost of Sales	73.5%	72.6%

Gross Margin	26.5%	27.4%

Operating Expenses
General and administrative	14.0%	19.5%
Selling	2.5%	3.9%
Research and development	0.1%	0.3%
Impairment loss	0.0%	0.0%
Loss on disposal of PP&E	0.0%	0.3%

Total Operating Expenses	16.6%	24.0%

Income from operations	9.9%	3.4%

Overall Gross Margin
Overall gross margin decreased slightly by 0.9% for the three months ended March 31, 2007, from 27.4% in the third quarter of fiscal year 2006. The lower margin was primarily because sales from the manufacturing segment as a percentage of total sales was higher than the decrease in sales from the testing segment as a percentage of total sales in the third quarter of fiscal 2007, and the gross margin in the manufacturing segment was lower than the gross margin in the testing segment. In terms of dollar value, the overall gross margin increased by $1,842 for the three months ended March 31, 2007 from $1,772 to $3,614 compared to the same quarter last fiscal year, as a result of better sales performances by the manufacturing and testing segments.
Gross profit margin in the manufacturing segment decreased from 26.2% for the three months ended March 31, 2006, to 17.9% in the same quarter in fiscal 2007. The decrease in the gross margin was due to an increase in sales of low margins burn-in systems pass-through products in the third quarter of 2007 compared with the same quarter of fiscal 2006. Neither the increase in the absolute dollar amount of sales of burn-in boards and burn-in systems nor the increase in the quantity of burn-in systems sold in the third quarter were sufficient to maintain or increase the gross margin in the manufacturing segment due to the decrease in sales prices for the burn-in boards and burn-in systems as a result of strong competition in the market place. However, the Company currently intends to continue manufacturing low-margin burn-in systems and boards in order to maintain market share of these products with its current customers. In absolute amounts, gross profits from the manufacturing segment increased by $539 to $1,243 for the three months ended March 31, 2007, from $704 in the same quarter last year. The increase was mainly attributable to an increase in revenue from $2,685 for the third quarter of fiscal 2006 to $6,923 in the same quarter of fiscal 2007, as previously discussed.
Gross profit margin in the testing segment increased from 30.5% in the third quarter of fiscal year 2006 to 37.0% in the same quarter in fiscal 2007, primarily due to higher sales volume with lower overhead cost, especially in the China operation. Significant portions of our operating costs are fixed in the testing segment, thus as product demand rises and factory utilization increases, the fixed costs are spread over the increased output, which improves profit margin. However, this was offset by a drop in the average selling price of services in the Singapore testing operation. Our customers changed their demands and requirements for burn-in hours, which resulted in a lower average unit selling price for burn-in services. However, we expect that the effect of such trend may be offset in the future by the increase in burn-in services demanded for the faster microprocessor chips. Gross profits in the testing segment were $2,351 and $1,054 for the three months ended March 31, 2007 and 2006, respectively.
Gross profit margin in the distribution segment increased by 1.3% to 5.7% in the third quarter of fiscal 2007 from 4.4% compared to the same quarter of fiscal 2006. Sales in the third quarter of fiscal 2007 were mainly from back-end products, such as chambers and ovens, which have a slightly higher margin. Gross profits were $20 and $14 for the three months ended March 31, 2007 and 2006, respectively.
Operating Expenses
The following table presents the operating expenses for the third quarters ended March 31, 2007 and 2006, respectively:

	Three Months Ended March 31
(In Thousands, unaudited)	2007	2006
General and administrative	$1,904	$1,261
Selling	346	253
Research and development	18	20
Impairment loss	2	—
Loss on disposal of PP&E	—	22

Total	$2,270	$1,556

General and administrative expenses increased by $643 (or 51.0%) to $1,904 for the three months ended March 31, 2007, from $1,261 in the same quarter last fiscal year. The increase was attributable to a hike in payroll and related expenses due to a rise in headcount in the Singapore operation, and an increase in general and administrative expenses in the China operation in Suzhou, which commenced its testing operations in the second quarter of fiscal 2007.
Selling expenses increased by $93 (or 36.8%) to $346 for the three months ended March 31, 2007, from $253 in the same quarter last fiscal year, mainly due to expenses incurred for demo sets which were given to customers free for promotional purposes in the third quarter of fiscal 2007. Salaries for sales people and related expenses also increased due to a rise in headcount in the Singapore manufacturing segment.
Research and development costs decreased by $2 for the three months ended March 31, 2007 from $20 in the same quarter last fiscal year.
The impairment loss increased to $2 for the three months ended March 31, 2007 from $0 in the same period last fiscal year. The Company reviews the carrying amount of assets held for use and those to be disposed of whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The impairment loss for the three months ended March 31, 2007 consisted of building renovations with a cost of $4 and related accumulated depreciation of $2. The carrying value of these assets was written down to zero as a result of relocating to a new office unit to accommodate the needs of the testing segment in the China operation in Suzhou.
Loss on disposal of property, plant and equipment was $22 for the three months ended March 31, 2006. Such loss primarily resulted from the disposal of certain obsolete fixed assets at a loss. The Company had no similar loss for the quarter ended March 31, 2007.
Income from operations
Income from operations increased by $1,128 to $1,344 for the three months ended March 31, 2007 from $216 for the three months ended March 31, 2006. Such increase was mainly due to an increase in net sales in the manufacturing segment and testing segment as a result of increased market demand for our products and services in the technology sector.
Interest Expense
The following table presents the interest expenses for the third quarters ended March 31, 2007 and 2006, respectively:

	Three Months Ended March 31
(In Thousands, unaudited)	2007	2006
Interest expense	$53	$37

Interest expense increased by $16 (or 43.2%) for the three months ended March 31, 2007 from $37 to $53 compared to the same quarter last year. The increase in interest expense was primarily due to higher usage of credit line facilities in the Singapore operation to maintain its working capital in daily operations compared to the same quarter last fiscal year.
Other Income
The following table presents the other income for the third quarters ended March 31, 2007 and 2006, respectively:

	Three Months Ended March 31
(In Thousands, unaudited)	2007	2006
Other income	$45	$84
Other income decreased by $39 (or 46.4%) for the three months ended March 31, 2007 from $84 to $45 compared to the same quarter last fiscal year. The decrease in other income was primarily due to a drop in interest income generated from short-term deposits and an increase in currency transaction loss. Interest income was $38 for the three months ended March 31, 2007 and was $31 lower than the interest income generated in the same quarter last fiscal year due to higher deposits made with the funds from the sale of the Ireland property in last fiscal year. Currency transaction loss increased by $13 for the three months ended March 31, 2007, from $14 to $27, compared to the same quarter last fiscal year. This was attributable to the weakening of the U.S. dollar against foreign currency in U.S. denominated transactions.
Income Tax
Income tax provision for the three months ended March 31, 2007 was $239, an increase of $133 (or 125.5%) compared to the income tax provision of $106 for the same time period last fiscal year. The increase for the third quarter 2007 was related to a higher tax provision for the increased income generated from the Singapore operations.
Minority Interest
As of March 31, 2007, we held a 55% interest in Trio-Tech Malaysia. The minority interest for the three months ended March 31, 2007 in the net income of subsidiaries was $16, an increase of $33 compared to a minority interest net loss of $17 for the same quarter of fiscal 2006. The increase in the minority interest was attributable to the improvement in the net income generated from the Malaysia testing operation and an increase in translation gain as the result of an increase in the exchange rate between U.S. dollars and Singapore dollars.
Income from continuing operations before Minority Interest and Net Income
Income from continuing operations before minority interest increased by $940 as the result of an increase in income from operations, offset by an increase in interest expenses, a decrease in other income and an increase in tax provision, as previously discussed. Net income for the three months ended March 31, 2007 was $1,081, an increase of $907 compared to $174 in the same quarter of fiscal 2006. The increase in net income was primarily due to an increase in sales from the manufacturing and testing segments as a result of stronger demands for our products, as previously discussed.
Earnings per Share
Basic and diluted earnings per share from continuing operations for the three months ended March 31, 2007 increased by $0.29 to $0.34, and by $0.28 to $0.33 from $0.05 for the three months ended March 31, 2006. There was no income or loss from discontinued operations for the third quarter of fiscal 2007.
Segment information
The revenue, gross margin and income from each segment for the third quarters of fiscal 2007 and 2006, respectively, are presented below. As the segment revenue and gross margin for each segment have been discussed in the previous section, only the comparison of income from operations is discussed below.
Manufacturing Segment
The following table presents the revenue, gross margin and income from operations for the manufacturing segment for the third quarters ended March 31, 2007 and 2006, respectively:

	Three Months Ended March 31
(In Thousands, unaudited)	2007	2006
Revenue	$6,923	$2,685
Gross margin	17.9%	26.2%
Income from operations	$350	$192
Income from operations in the manufacturing segment increased by $158 to $350 for the three months ended March 31, 2007, from $192 in the same quarter last fiscal year. The improvement in operating profit was attributable to the $539 increase in gross profits, but offset by an increase in operating expenses of $381. Operating expenses for the manufacturing segment were $893 and $512 for the three months ended March 31, 2007 and 2006, respectively. The increase in operating expenses was mainly attributable to an increase in payroll and related expenses as a result of the increase in headcount in the Singapore operations.
Testing Segment
The following table presents the revenue, gross margin and income from operations for the testing segment for the third quarters ended March 31, 2007 and 2006, respectively:

	Three Months Ended March 31
(In Thousands, unaudited)	2007	2006
Revenue	$6,348	$3,451
Gross margin	37.0%	30.5%
Income from operations	$1,077	$178
Income from the testing segment increased by $899 to $1,077 for the three months ended March 31, 2007 from $178 in the same quarter last fiscal year. The improvement in operating income was attributable to an increase in gross profit of $1,297, but offset by an increase in operating expenses of $398. Operating expenses were $1,274 and $876 for the three months ended March 31, 2007 and 2006, respectively. This jump in operating expenses was mainly due to an increase in payroll and related expenses as a result of the increase in headcount in the Singapore operation and an increase in operating expenses in the China operation in Suzhou, which started its testing operation in the second quarter of fiscal 2007.
Distribution Segment
The following table presents the revenue, gross margin and loss from operations for the distribution segment for the third quarters ended March 31, 2007 and 2006, respectively:

	Three Months Ended March 31
(In Thousands, unaudited)	2007	2006
Revenue	$342	$333
Gross margin	5.7%	4.4%
Loss from operations	$(91)	$(131)
Loss from the distribution segment decreased by $40 to $91 for the three months ended March 31, 2007 from a net loss of $131 in the same quarter of fiscal 2007. The decrease in loss from operations in the third quarter of 2007 was attributable to an increase in gross profits of $6 and a decrease in operating expenses of $34. Operating expenses were $111 and $145 for the three months ended March 31, 2007 and 2006, respectively. The decrease in operating expenses was mainly due to a decrease in provision for doubtful debts, as some doubtful debts from customers provided in previous quarters were recovered in the third quarter of fiscal 2007.
Corporate
The following table presents the income (loss) from operations for Corporate for the third quarters ended March 31, 2007 and 2006, respectively:

	Three Months Ended March 31
(In Thousands, unaudited)	2007	2006
Income (loss) from operations	$8	$(23)

Corporate operating income increased by $31 for the three months ended March 31, 2007, from an operating loss of $23 to an operating income of $8. The improvement in corporate income was mainly attributable to an increase in the fee imposed on all the subsidiaries on a fixed percentage of revenue as the result of increased revenue from subsidiaries.
Comparison of the Nine Months Ended March 31, 2007 and 2006
The following table sets forth certain consolidated statements of (loss) income data as a percentage of net sales for the nine months ended March 31, 2007 and 2006, respectively:

	Nine Months Ended March 31
	2007	2006
Net Sales	100.0%	100.0%
Cost of Sales	74.8%	72.1%

Gross Margin	25.2%	27.9%

Operating Expenses
General and administrative	13.2%	23.2%
Selling	2.3%	3.9%
Research and development	0.1%	0.3%
Impairment loss	0.5%	0.1%
Loss on disposal of PP&E	0.0%	0.2%

Total Operating Expenses	16.1%	27.6%

Income from operations	9.1%	0.3%

Overall Gross Margin
In terms of dollar value, the overall gross margin increased by $4,008 for the nine months ended March 31, 2007 from $5,462 to $9,470, compared to the same period of fiscal 2006, as a result of better sales performances in the manufacturing and testing segments. Despite the foregoing, the overall gross margin as a percentage of total revenue dropped by 2.7% from 27.9% in the same period last fiscal year. The lower overall gross margin was primarily due to an increase in the percentage of total net sales from the manufacturing segment, which had a lower margin. The net sales in the manufacturing segment as a percentage of total net sales increased by 18.4% to 54.9% for the nine months ended March 31, 2007, compared to 36.5% of total net sales in the same period of last fiscal year. Net sales in the testing segment, which had a higher profit margin, dropped by 13.3% to 41.3% of total net sales for the nine months ended March 31, 2007, compared to 54.7% of total net sales in the same period of last fiscal year. Our China operation in Suzhou, which started its testing operation in the second quarter of fiscal 2007, contributed to the improvement in overall gross margin.
Gross profit margin in the manufacturing segment decreased by 3.1% for the nine months ended March 31, 2007 compared to the same period last fiscal year, from 19.3% to 16.2%. The lower margin was due to an increase in sales of low margin burn-in systems pass-through products in the nine months ended March 31, 2007 compared with the same period of fiscal 2006. Neither the increase in the absolute dollar amount of sales of burn-in boards and burn-in systems nor the increase in the quantity of burn-in systems sold in the nine months ended March 31, 2007 were sufficient to maintain or increase the gross margin in the manufacturing segment due to the decrease in sales prices for the burn-in boards and burn-in systems as a result of strong competition in the market place. In absolute amounts, gross profit was $3,338, an increase of $1,957 for the nine months ended March 31, 2007, from $1,381 in the same period last year. The increase was mainly attributable to a hike in revenue in the nine months ended March 31, 2007 compared to fiscal 2006 as the demand for our products increased.
Gross profit margin in the testing segment increased slightly by 2.4% for the nine months ended March 31, 2007 compared to the same period last fiscal year, from 35.4% to 37.8%, primarily due to higher sales volume with lower overhead cost, especially in the China operation, though offset by a drop in the average selling price of services in the Singapore testing operation. In absolute amount, gross profits in the testing segment were $5,864 and $3,788 for the nine months ended March 31, 2007 and 2006, respectively.
Gross profit margin in the distribution segment increased by 1.8%, from 16.9% for the nine months ended March 31, 2007 to 18.7% in the same period this fiscal year. The increase was mainly because sales in the second quarter of fiscal 2006 included one wet bench with a lower gross profit margin. However, sales in the nine months ended March 31, 2007 were mainly from back-end product, which have a slightly higher margin than the wet bench products. In terms of dollar value, the gross profits decreased by $25 for the nine months ended March 31, 2007 from $293 to $268, compared to the same period of last fiscal year, as a result of a decline in sales performance.

Operating Expenses
The following table presents the operating expenses for the nine months ended March 31, 2007 and 2006, respectively:

	Nine Months Ended March 31
(In Thousands, unaudited)	2007	2006
General and administrative	$4,948	$4,542
Selling	882	768
Research and development	52	53
Impairment loss	174	15
Loss on disposal of PP&E	—	22

Total	$6,056	$5,400

General and administrative expenses increased by $406 (or 8.9%) to $4,948 for the nine months ended March 31, 2007 from $4,542 in the same period last fiscal year. The increase was the result of the start up of the China operation in Suzhou in the second quarter, and an increase in payroll and related expenses as a result of a rise in headcount in the Singapore operations.
Selling expenses increased by $114 (or 14.8%) for the nine months ended March 31, 2007 compared to the same period last fiscal year, from $768 to $882, mainly due to expenses incurred for demo sets given to customers free for promotional purposes in the third quarter of fiscal 2007. Another contributing factor was an increase in the salaries to sales personnel and related expenses due to a rise in headcount in the Singapore manufacturing segment.
Research and development costs decreased by $1 to $52 compared to the same quarter last fiscal year.
The impairment loss increased to $174 for the nine months ended March 31, 2007 from $15 in the same period last fiscal year. The impairment loss in the nine months ended March 31, 2007 consisted of $423 in machinery and equipment with related accumulated depreciation of $251, as well as $4 in building renovations and related accumulated depreciation of $2. Due to the decrease in demand for the slower speed microprocessor chips, those of our existing burn-in facility assets in the Singapore operation used for testing chips became obsolete, and the carrying amount was written down to zero in the second quarter of fiscal 2007. The building renovation was impaired as we moved to a new office unit in order to accommodate the needs of the testing operation in the China operation in Suzhou. Since there will be no future cash flows from those assets, the carrying value of these assets was written down to zero, and the impairment cost was recorded.
Income from operations
Income from operations increased by $3,352 from $62 to $3,414 for the nine months ended March 31, 2007, mainly due to an increase in net sales in the manufacturing segment and testing segment as a result of increased market demand.
Interest Expense
The following table presents the interest expenses for the nine months ended March 31, 2007 and 2006, respectively:

	Nine Months Ended March 31
(In Thousands, unaudited)	2007	2006
Interest expense	$119	$111
Interest expenses increased by $8 (or 7.2%) during the nine months of fiscal 2007 compared to the same period last year, primarily due to higher usage of credit line facilities by the Singapore operation to maintain its working capital in daily operations for the nine months ended March 31, 2007 when compared to the same period last year.
Other Income
The following table presents the other income for the nine months ended March 31, 2007 and 2006, respectively:

	Nine Months Ended March 31
(In Thousands, unaudited)	2007	2006
Other income	$155	$196

Other income decreased by $41 (or 20.9%) for the nine months ended March 31, 2007 compared to the same period last fiscal year. The decrease in other income was due to a decrease in interest income generated from short-term deposits, though offset by the increase in rental income and a decrease in currency transaction loss. Interest income was $91 for the nine months ended March 31, 2007 and was $53 lower than the interest income generated in the same quarter last fiscal year due to higher deposits made with the funds from the sale of the Ireland property in last fiscal year. Rental income, which consisted mainly of space in our Malaysia operation rented to outside vendors, increased by $20 to $83 for the nine months ended March 31, 2007 from $63 in the same period of last year. Currency transaction loss improved by $12 to $5 for the nine months ended March 31, 2007 from $17, as compared to the same period last fiscal year.
Income Tax
Income tax provision for the nine months ended March 31, 2007 was $717, an increase of $427 (or 147.2%) compared to an income tax provision of $290 for the same period last fiscal year. The increase for the nine months ended March 31, 2007 was related to a higher tax provision for the increased income generated from the Singapore operations.
Minority Interest
As of March 31, 2007, we held a 55% interest in Trio-Tech Malaysia. The minority interest for the nine months ended March 31, 2007 in the net income of subsidiaries was $97, an increase of $133 compared to the minority interest net loss of $36 for the same period last fiscal year. The increase in the minority interest was attributable to the improvement in the net income generated from the Malaysia testing operation and an increase in translation gain as the result of an increase in the exchange rate between U.S. dollars and Singapore dollars.
Income from Discontinued Operations
The income from discontinued operations of $8,459 for the nine month months ended March 31, 2006 represented gain from the sale of property located in Dublin, Ireland of $8,909, which was completed in November 2005, offset by the loss from discontinued operations of $450. The Company had no similar transactions for the nine months ended March 31, 2007.
Net Income
Net income for the nine months ended March 2007 was $2,636, a decrease of $5,716 compared to $8,352 in the same period last fiscal year. The decrease was primarily due to a drop in income from discontinued operations of $8,459, as there was no income generated from discontinued operations in the current quarter. The income from continuing operations increased by $2,743, compared to the same period of last fiscal year due to strong demand for our products, as previously discussed.
Earnings per Share
Basic and diluted earnings per share from continuing operations for the nine months ended March 31, 2007 were $0.82, an increase of $0.85 from a loss per share of $0.03 in the same period last fiscal year. There was no income or loss from discontinued operations for the nine months ended March 31, 2007. Basic and diluted earnings per share attributable to discontinued operations for the nine months ended March 31, 2006 were $2.74 per share.
Segment Information
The revenue, gross margin and income from each segment for the nine months ended March 31, 2007 and 2006, respectively, are presented below. As the segment revenue and gross margin for each segment have been discussed in the previous section, only the comparison of income from operations is discussed below.
Manufacturing Segment
The following table presents the revenue, gross margin and income (loss) from operations for the manufacturing segment for the nine months ended March 31, 2007 and 2006, respectively:

	Nine Months Ended March 31
(In Thousands, unaudited)	2007	2006
Revenue	$20,602	$7,151
Gross margin	16.2%	19.3%
Income (loss) from operations	$1,041	$(100)

Income from operations in the manufacturing segment increased by $1,141 to $1,041 for the nine months ended March 31, 2007, from an operating loss of $100 in the same period last fiscal year. The improvement in operating profit was attributable to the $1,957 increase in gross profit, but offset by an increase in operating expenses of $816. Operating expenses for the manufacturing segment were $2,297 and $1,481 for the nine months ended March 31, 2007 and 2006, respectively. The increase in operating expenses was mainly attributable to an increase in payroll and related expenses as a result of the rise in headcount in the Singapore operations in the nine months ended March 31, 2007.
Testing Segment
The following table presents the revenue, gross margin and income from operations for the testing segment for the nine months ended March 31, 2007 and 2006, respectively:

	Nine Months Ended March 31
(In Thousands, unaudited)	2007	2006
Revenue	$15,519	$10,711
Gross margin	37.8%	35.4%
Income from operations	$2,421	$1,197
Income from the testing segment increased by $1,224 to $2,421 for the nine months ended March 31, 2007 from $1,197 in the same period last fiscal year. Such an increase in operating income was attributable to an increase in gross profits of $2,076, but offset by an increase in operating expenses of $852. Operating expenses were $3,443 and $2,591 for the nine months ended March 31, 2007 and 2006, respectively. This jump in operating expenses in the nine months ended March 31, 2007 was mainly due to an increase in payroll and related expenses as a result of the rise in headcount in the Singapore operations and an increase in operating expenses in the newly started China operation in Suzhou, which started its testing operation in the second quarter of fiscal 2007.
Distribution Segment
The following table presents the revenue, gross margin and loss from operations for the distribution segment for the nine months ended March 31, 2007 and 2006, respectively:

	Nine Months Ended March 31
(In Thousands, unaudited)	2007	2006
Revenue	$1,435	$1,737
Gross margin	18.7%	16.9%
Loss from operations	$(101)	$(133)
Loss from the distribution segment decreased by $32 for the nine months ended March 31, 2007, from an operating loss of $133 in the same period of fiscal 2006 to $101 for the nine months ended March 31, 2007. Such a decrease in operating loss was attributable to a decrease in operating expenses of $57, though slightly offset by a drop in gross profit of $25. Operating expenses were $369 and $426 for the nine months ended March 31, 2007 and 2006, respectively. The decrease in operating expenses in the nine months ended March 31, 2007 was due to a decrease in provision for doubtful debts as some doubtful debts from customers provided in previous quarters were recovered in the third quarter of fiscal 2007.
Corporate
The following table presents the income (loss) from operations for Corporate for the nine months ended March 31, 2007 and 2006, respectively:

	Nine Months Ended March 31
(In Thousands, unaudited)	2007	2006
Income (loss) from operations	$53	$(902)
Corporate operating income increased by $955 for the nine months ended March 31, 2007, from an operating loss of $902 to an operating income of $53. The improvement in corporate income was attributable to the fee imposed on all the subsidiaries on a fixed percentage of revenue, which increased as the result of increased revenue from subsidiaries. Another factor was operating expenses last fiscal year included an accrued director and officer bonus of $705 attributable to the sale of a property in Dublin, Ireland. The Company had no similar bonuses for the nine months ended March 31, 2007.

Financial Condition
During the nine months ended March 31, 2007, total assets increased $2,869 from $29,384 at June 30, 2006 to $32,253 at March 31, 2007. The majority of the increase was in cash, accounts receivables, property, plant and equipment.
At the end of the third quarter of fiscal 2007, total cash and short-term deposits were $10,983, an increase of $593 from fiscal year-end 2006. During the nine months ended March 31, 2007 cash increased by $929 due to a hike in sales, but was offset by capital expenditures in cash of $2,409. During the nine months ended March 31, 2006, proceeds of $8,401 were received from the sale of property in Dublin, Ireland. There were no comparable proceeds from the disposal of equipment or property in the same period of the current fiscal year.
Accounts receivables at the end of the third quarter of fiscal 2007 increased $1,954 from fiscal year-end 2006, primarily due to higher sales generated in the third quarter of fiscal 2007. The total sales from all three segments for the nine months ended March 31, 2007 were $37,556, an increase of $17,957, or 91.6%, compared to total sales of $19,599 for the same period last fiscal year. The accounts receivables turnover was 69 days at the end of the third quarter of fiscal 2007 compared with 80 days at fiscal year-end 2006. The decrease in the accounts receivables turnover was primarily due to improvement in collections in the Singapore operations.
Property, plant and equipment increased by $827 from $7,073 at June 30, 2006 to $7,900 at March 31, 2007. Capital expenditures were $2,461 in the nine months ended March 31, 2007, compared with $1,372 for the nine months ended March 31, 2006. The increase in capital expenditures was mainly due to purchases of machinery and equipment during the nine months ended March 31, 2007 by each of the Singapore testing operations and the China testing operations in order to meet such operation’s customers’ requirements.
Depreciation and amortization were $2,007 for the nine months ended March 31, 2007, compared with $1,229 for the nine months ended March 31, 2006. The increase in depreciation expenses was mainly due to the increase in property, plant and equipment in the nine months ended March 31, 2007 as compared to the same period of fiscal 2006.
Inventories at the end of the third quarter of fiscal 2007 decreased by $461, from $2,447 at fiscal year end 2006 to $1,986, mainly due to the sales of finished goods from our manufacturing segment. The turnover of inventory improved by 13 days from 35 days at fiscal year-end 2006 to 22 days at the end of the third quarter of fiscal 2007.
Liquidity and Capital Resources
Net cash provided by operating activities increased by $3,283 to $2,872 for the nine months ended March 31, 2007 from a net cash outflow of $411 in the same period last fiscal year. Higher levels of cash flows were primarily due to the swing in income from continuing operations from a loss of $107 in the nine months ended March 31, 2006 to an income of $2,636 during the nine months ended March 31, 2007. The increase in net income mainly resulted from higher revenues generated in the manufacturing segment and from testing services. The net income for the nine months ended March 31, 2007 decreased by $5,716 to $2,636, compared with $8,352 in the same period of last fiscal year. However, a non-cash gain of $8,909 from discontinued operations on the sale of property in Dublin, Ireland was included as an adjustment to net income in the nine months ended March 31, 2006.
Net cash used by investing activities increased by $4,233 to $1,957 for the nine months ended March 31, 2007 from a cash inflow of $2,276 for the same period last fiscal year. The increase in net cash used by investing activities was primarily due to an increase in capital expenditures in the nine months ended March 31, 2007 from $952 in the same period last fiscal year to $2,409 in the current year. The increase in capital expenditure was mainly due to purchases of machinery and equipment during the nine months ended March 31, 2007 in the Singapore and China operations in order to meet customers’ requirements. Offsetting the decrease in cash flow from investing activities was an increase of $5,574 in the net proceeds from maturing short-term deposits. Also, in the prior fiscal year, the Company received proceeds in the amount of $8,409 from the sale of the Ireland property.
Net cash used in financing activities decreased by $74 to $600 for the nine months ended March 31, 2007 from $675 in the same period last fiscal year. The decrease was mainly due to a decrease of $1,285 in dividends paid to shareholders and a decrease of $58 in repayment of bank loans and capital leases. However, the decline was offset by an increase in dividends paid to minority interest in the amount of $14. The net cash provided by financing activities decreased due to a drop of $1,039 in the proceeds from long-term bank loans and capital leases during the nine months ended March 31, 2007 compared to $1,045 during the same period of fiscal 2006, and a decrease of $761 in cash proceeds from stock options exercised. The decrease was offset by an increase of $427 in net borrowings on lines of credit and proceeds of $118 received from a 10% shareholder for disgorgement of short-swing profits from prohibited transactions in our common shares pursuant to section 16(b) of the Securities and Exchange Act of 1934.

We believe we have the necessary financial resources to meet our projected cash requirements for at least the next twelve months.
Corporate Guarantee Arrangement
The Company provides a corporate guarantee of approximately $1,648 to one of its subsidiaries in Southeast Asia to secure line-of-credit and term loans from a bank to finance the operations of such subsidiary. With the strong financial position of the subsidiary company, the Company believes this corporate guarantee arrangement will have no material impact on its liquidity or capital resources.
Critical Accounting Estimates & Policies
There have been no significant changes in the critical accounting policies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the most recent Annual Report on Form 10-K.
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
Management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions. During the third quarter of fiscal 2007, management determined that the useful life of fixed assets for smart burn in projects was shorter than originally expected. A change in accounting estimate was recognized to reflect this decision, resulting in a decrease of net income of $113 or $0.03 per diluted share in the third quarter ended March 31, 2007.
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

As of March 31, 2007, the outstanding aggregate principal balance on these loans, capital leases and lines of credit was approximately $1,629. The interest rates on our loans and lines of credit range from 0.81% to 7.50% per annum. These interest rates are subject to change and we cannot predict an increase or decrease in rates, if any.

	March 31,	June 30,
	2007	2006
	(unaudited)
Loans:
Denominated by Singapore dollars; interest is at the bank’s prime rate (5.75% at March 31, 2007 and June 30, 2006) plus 0.5% per annum	$—	$70

Denominated by Singapore dollars; interest rate fixed at 5.91%	—	23

Denominated by Singapore dollars; interest is at the bank’s prime rate (4.25% at March 31, 2007 and June 30, 2006) plus 1% per annum	65	198

Denominated by Singapore dollars; interest is at the bank’s prime rate (4.25% at March 31, 2007 and June 30, 2006) plus 1% per annum	206	346

Denominated by Thailand baht; interest is at the bank’s prime rate (7.50% at March 31, 2007 and June 30, 2006)	57	95

Denominated by Singapore dollars; interest is at the bank’s prime rate (2.954% at March 31, 2007 and 3.41% at June 30, 2006) plus 3.5% per annum	366	508

Denominated by Singapore dollars; interest is at the bank’s prime rate (4.25% at March 31, 2007 and June 30, 2006) plus 1% per annum	190	260

Subtotal	$884	$1,500

Capital leases:
Denominated by Singapore dollars with a fixed interest rate ranging from 4.19% to 6.02% per annum	$299	$315

Denominated by Malaysia ringgit with a fixed interest rate at 4.30% per annum	9	14

Denominated by U.S. dollars with a fixed interest rate at 0.81% per annum	5	7

Subtotal	$313	$336

Line of credit:
Denominated by Singapore dollars; interest is at the bank’s prime rate (2.954% at March 31, 2007, and 5.75% at June 30, 2006) plus 0.20% per annum at March 31, 2007 and 0.25% per annum at June 30, 2006	$432	$116

Subtotal	$432	$116

Total	$1,629	$1,952

The outstanding aggregate principal balance on these loans, capital leases and lines of credit were mainly utilized by the testing segment for investments in facilities and equipment to meet customers’ requirements. One of the Singapore operations used 52.2% of such credit facility as of March 31, 2007. Nevertheless, the Singapore operation was able to meet repayment of loans and capital obligation, as the majority of the overall net sales were generated by this operation. The Thailand operation utilized term loans to finance the extension of a building in Bangkok and it will be able to meet its obligations thereunder as the operation has been generating cash for the past few years.
Foreign Currency Exchange Rate Risk. Although the majority of our sales, cost of manufacturing and marketing are transacted in U.S. dollars, significant portions of our revenue are denominated in Singapore and Euro dollars, Malaysian ringgit, Thai baht and other currencies. Consequently, a portion of our costs, revenues and operating margins may be affected by fluctuations in exchange rates, primarily between the U.S. dollar and such foreign currencies. We are also affected by fluctuations in exchange rates if there is a mismatch between our foreign currency denominated assets and liabilities. Foreign currency translation adjustments resulted in an increase of $957 and a decrease of $384 to shareholders’ equity for the nine months ended March 31, 2007 and 2006, respectively.
We try to reduce our risk of foreign currency fluctuations by purchasing certain equipment and supplies in U.S. dollars and seeking payment, when possible, in U.S. dollars. However, we may not be successful in our attempts to mitigate our exposure to exchange rate fluctuations. Those fluctuations could have a material adverse effect on the Company’s financial results.
ITEM 4T. CONTROLS AND PROCEDURES
An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2007, the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective. During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Possible dilutive effect of outstanding options

As of March 31, 2007, there were 13,050 shares of common stock reserved for issuance upon exercise of outstanding stock options. The outstanding options are currently exercisable at exercise prices ranging from $2.66 to $4.40 per share. We anticipate that the trading price of our common stock at the time of exercise of any such outstanding options will exceed the exercise price under those options. Thus, such exercise will have a dilutive effect on our shareholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Malaysian and Singapore regulations prohibit the payment of dividends if the Company does not have sufficient retained earnings and tax credit. In addition, the payment of dividends can only be made after making deductions for income tax pursuant to the regulations. Furthermore, cash movements from the Company’s 55% owned Malaysian subsidiary to overseas are restricted and must be authorized by the Central Bank of Malaysia. California law also prohibits the payment of dividends if the Company does not have sufficient retained earnings or cannot meet certain asset to liability ratios.

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
Dated: May 10, 2007