Form 10-K
period 2007-06-30
TRIO TECH INTERNATIONAL
filed 2007-09-17
CIK 732026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2007
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     The aggregate market value of voting stock held by non-affiliates of Registrant, based upon the closing price of $11.25 for shares of the registrant’s common stock on December 31, 2006, the last business day of the registrant’s most recently completed second fiscal quarter as reported by the AMEX, was approximately $2.3 million. In calculating such aggregate market value, shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock (including shares with respect to which a holder has the right to acquire beneficial ownership within 60 days) were excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
     The number of shares of Common Stock outstanding as of September 1, 2007 was 3,227,992
Documents Incorporated by Reference
Part III of this Form 10-K incorporates by reference information from Registrant’s Proxy Statement for its 2007 Annual Meeting of Shareholders to be filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K.

TRIO-TECH INTERNATIONAL
INDEX

		Page
	Part I

Item 1	Business	3
Item 1A	Risk factors	9
Item 1B	Unresolved staff comments	12
Item 2	Properties	12
Item 3	Legal proceedings	14
Item 4	Submission of matters to a vote of security holders	14

	Part II

Item 5	Market for registrant’s common equity, related stockholder matters and Issuer Purchases of Equity Securities	15
Item 6	Selected financial data	17
Item 7	Management’s discussion and analysis of financial condition and results of operations	18
Item 7A	Quantitative and qualitative disclosures about market risk	33
Item 8	Financial statements and supplementary data	34
Item 9	Changes in and disagreements with accountants on accounting and financial disclosure	34
Item 9A	Controls and procedures	34
Item 9B	Other information	34

	Part III

Item 10	Directors, executive officers and corporate governance	34
Item 11	Executive compensation	34
Item 12	Security ownership of certain beneficial owners and management and related stockholder matters	34
Item 13	Certain relationships and related transactions, and director independence	34
Item 14	Principal accountant fees and services	34

	Part IV

Item 15	Exhibits and financial statement schedules	34

Signatures		40
Exhibits		41
	Report of independent registered public accounting firm	45

	Consolidated Balance Sheets as of June 30, 2007 and 2006	46

	Consolidated Statements of Operations and Comprehensive Income for the Years Ended June 30, 2007, 2006 and 2005	47

	Consolidated Statements of Shareholders’ Equity for the Years Ended June 30, 2007, 2006 and 2005	48

	Consolidated Statements of Cash Flows for the Years Ended June 30, 2007 2006 and 2005	49

	Notes to Consolidated Financial Statements	50
EXHIBIT 10.49
EXHIBIT 10.50
EXHIBIT 10.51
EXHIBIT 10.52
EXHIBIT 10.53
EXHIBIT 10.54
EXHIBIT 10.55
EXHIBIT 10.56
EXHIBIT 10.57
EXHIBIT 10.58
EXHIBIT 10.59
EXHIBIT 10.60
EXHIBIT 10.61
EXHIBIT 10.62
EXHIBIT 10.63
EXHIBIT 10.64
EXHIBIT 10.65
EXHIBIT 10.66
EXHIBIT 10.67
EXHIBIT 10.68
EXHIBIT 10.69
EXHIBIT 23.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

TRIO-TECH INTERNATIONAL
PART I
NOTE CONCERNING FORWARD-LOOKING STATEMENTS
The discussions of Trio-Tech International’s (the “Company”) business and activities set forth in this Form 10-K and in other past and future reports and announcements by the Company may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and assumptions regarding future activities and results of operations of the Company. In light of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the following factors, among others, could cause actual results to differ materially from those reflected in any forward-looking statement made by or on behalf of the Company: market acceptance of Company products and services; changing business conditions or technologies and volatility in the semiconductor industry, which could affect demand for the Company’s products and services; the impact of competition; problems with technology; product development schedules; delivery schedules; changes in military or commercial testing specifications which could affect the market for the Company’s products and services; difficulties in profitably integrating acquired businesses, if any, into the Company; risks associated with conducting business internationally and especially in Southeast Asia, including currency fluctuations and devaluation, currency restrictions, local laws and restrictions and possible social, political and economic instability; and other economic, financial and regulatory factors beyond the Company’s control. See the discussions elsewhere in this Form 10-K, including under item 1A, “Risk Factors,” for more information. In some cases, you can identify forward-looking statements by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” “believes,” “can impact,” “continue,” or the negative thereof or other comparable terminology.
We undertake no obligation to update forward-looking statements to reflect subsequent events, changed circumstances, or the occurrence of unanticipated events. You are cautioned not to place undue reliance on these forward-looking statements.
ITEM 1 – BUSINESS (IN THOUSANDS, EXCEPT PERCENTAGE AND SHARE AMOUNTS)
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
With more than 49 years dedicated to the semiconductor and related industries, we have applied our expertise to our global customer base in test services, design, engineering, manufacturing, and distribution.
Recent Events
In June 2007, Trio-Tech International established a subsidiary in Chongqing, China. The new subsidiary, Trio-Tech (Chongqing) Co. Ltd. has a registered capital of RMB20,000 (equivalent of approximately $2,600) and is wholly owned by Trio-Tech International Pte. Ltd. In June 2007, Trio-Tech Pte. Ltd. infused $2,600 to Trio-Tech (Chongqing) Co. Ltd. to fulfill its capital injection obligation. The source of the funds was from the maturity of short-term deposits held by Trio-Tech International Pte. Ltd.
On August 27, 2007, Trio Tech (Chongqing) Co. Ltd. entered into a Memorandum Agreement with Jia Sheng Property Development Co. Ltd. (Jiasheng thereafter) to jointly develop a piece of property with 24.91 acres owned by JiaSheng located in Chongqing, China. Pursuant to signed agreement, the investment from Trio-Tech (Chongqing) Co. Ltd. was RMB 10,000 (equivalent of approximately $1,323 based on the exchange rate as of August 27, 2007 published by the Federal Reserve System). On August 28, 2007, Trio-Tech (Chongqing) Co. Ltd. transferred the required amount from its bank account into a special bank account jointly monitored by both Trio-Tech (Chongqing) Co. Ltd. and Jia Sheng. This fact was disclosed in a Form 8-K dated August 30, 2007.
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
We currently operate five testing facilities; one in the United States and four in Southeast Asia. These facilities provide customers with a full range of testing services, such as burn-in and product life testing for finished or packaged semiconductors.
Our Ireland operation, as a component of the Testing segment, suffered continued operating losses in the three fiscal years ended June 30, 2005 and the cash flows were minimal during the same three fiscal years. Thus, in August 2005, we established a restructuring plan to close the testing operation in Dublin, Ireland. In November 2005, we completed the sale of the property located in Dublin, Ireland and recorded a gain of $8,909 for the fiscal year ended June 30, 2006. As a result, in fiscal 2006, this discontinued operation reported an income of $8,459, which consisted of the gain from the sale of property of $8,909 offset by the loss from discontinued operations of $450.
In January 2006 we completed the acquisition of a burn-in testing division in Shanghai.
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
Information for each segment regarding external customers, profit and loss and total assets may be found in the footnotes to the financial statements included in this Form 10-K, which information is incorporated herein by this reference.
Company History

1958	Incorporated in California.
1976	The Company formed Trio-Tech International Pte. Ltd. in Singapore.
1984	The Company formed the European Electronic Test Center (EETC), a Cayman Islands domiciled subsidiary, to operate a test facility in Dublin, Ireland.
1985	The Company’s Singapore subsidiary entered into a joint-venture agreement, Trio-Tech Malaysia, to operate a test facility in Penang.
1986	Trio-Tech International listed on the NASDAQ Small Cap market under the symbol TRTC.
1988	The Company acquired the Rotating Test Equipment Product Line of Genisco Technology Corporation.
1990	Trio-Tech International acquired Express Test Corporation in California.
Trio-Tech Malaysia opened a new facility in Kuala Lumpur.
1992	Trio-Tech Singapore opened Trio-Tech Bangkok, Thailand.
Trio-Tech Singapore achieved ISO 9002 certification.
1994	Trio-Tech Malaysia started a new components assembly operation in Batang Kali.
1995	Trio-Tech Singapore achieved ISO 9001 certification.
1997	In November 1997, the Company acquired KTS Incorporated, dba Universal Systems of Campbell,
California.
1998	In September 1998, the Company listed on AMEX under the symbol TRT.
2000	Trio-Tech Singapore achieved QS 9000 certification.
Trio-Tech Malaysia closed its facility in Batang Kali.
2001	The Company divested the Rotating Test Equipment Product Line.
Trio-Tech Malaysia closed its facility in Kuala Lumpur.
2003	Trio-Tech Singapore opened a sales office in China known as Trio-Tech (Suzhou) Co. Ltd.
Trio-Tech Malaysia scaled down its facility in Penang.
2004	The Company moved its Wet Process Station manufacturing from Campbell, California to Singapore.
Trio-Tech Test Services Pte. Ltd. was renamed Universal (Far East) Pte. Ltd.
Trio-Tech Malaysia acquired a burn-in testing division in Petaling Jaya.

2005	Trio-Tech Singapore, Trio-Tech Malaysia and Trio-Tech Bangkok achieved ISO 9001, 2000 certification.
Trio-Tech Singapore, Trio-Tech Malaysia and Trio-Tech Bangkok achieved ISO/TS16949, 2002 certification.
Trio-Tech Ireland closed its facility in Ireland.
2006	Trio-Tech Singapore acquired a burn-in testing company in Shanghai and changed its name to
Trio-Tech (Shanghai) Co. Ltd.
2007	Trio-Tech Singapore achieved ISO 14001, 2004 certification.
Universal (Far East) Pte. Ltd achieved ISO/IEC 17025, 2005 accreditation under SAN-SINGLAS.
Trio-Tech (Suzhou) started its testing service.
Trio-Tech Singapore established a subsidiary, Trio-Tech (ChongQing) Co. Ltd, in ChongQing, China.
Background
The worldwide unit demand for semiconductors continued to grow in calendar 2007, driven by healthy growth in major end markets, such as personal computers and consumer devices. The decline of the average selling price of semiconductors helped make possible the very attractive prices for many consumer products. According to the Semiconductor Industry Association (SIA), total sales growth for semiconductors was predicted to be 1.8% in calendar 2007. In terms of dollar amount, forecasted sales were $252,000,000 in calendar 2007, rising to $306,000,000 in 2010, and compound annual growth rate is predicted to be 5.4% per year from 2006 to 2010.
Recent reports show that the worldwide sales of semiconductors of $20,300,000 in May 2007 were 2.4% higher than the $19,800,000 reported for May of 2006, and 1.2% higher than the $20,000,000 reported for April 2007. The increase in sales indicates continued strength in end markets for personal computers and cell phones.
Testing Services
We own and operate facilities that provide testing services for semiconductor products to ensure that these products meet the requirements for military, aerospace, industrial and commercial applications. Testing services represented approximately 45%, 50%, and 45% of net sales for the fiscal years ended June 30, 2007, 2006 and 2005, respectively.
We use our own proprietary equipment for certain burn-in, centrifugal and leak tests, and commercially available equipment for various other environmental tests. We conduct the majority of our testing operations in Southeast Asia with facilities in Singapore, Malaysia, Thailand and China. Most of the facilities in Southeast Asia are either ISO9001 or ISO14001 certified. In March 2007, one of our testing operations was awarded ISO/ICE 17025, 2005 accreditation under SAC-SINGLAS (Singapore Accreditation Council-Singapore Laboratory Accreditation Scheme).
In August 2005, we established a restructuring plan to close our testing operation in Dublin, Ireland, as the operation did not generate adequate operating cash flow during the three prior years. The testing operations closed in November 2005. In the second quarter of fiscal year 2007, our China operation in Suzhou started its testing services.
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
Our laboratories perform a variety of tests, including stabilization bake, thermal shock, temperature cycling, mechanical shock, constant acceleration, gross and fine leak tests, electrical testing, microprocessor equipment contract cleaning services, static and dynamic burn-in tests, smart burn-in tests, reliability lab services and vibration testing. Our laboratories also perform qualification testing, consisting of intense tests conducted on small samples of output from manufacturers who require qualification of their processes and devices.
Manufacturing Products
We design, develop, manufacture and market equipment for the manufacturing and testing of semiconductor wafers, devices and other electronic components. Revenue from the sale of products manufactured by the Company represented approximately 51%, 43% and 43% of net sales for the fiscal years ended June 30, 2007, 2006 and 2005, respectively.

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
Back-End Products
Autoclaves and HAST (Highly Accelerated Stress Test) Equipment
We manufacture a range of autoclaves and HAST systems and specialized test fixtures. Autoclaves provide pressurized, saturated vapor (100% relative humidity) test environments for fast and easy monitoring of integrated circuit manufacturing processes. HAST equipment, which provides a pressurized high temperature environment with variable humidity, are used to determine the moisture resistance of plastic encapsulated devices. HAST provides a fast and cost-effective alternative to conventional non-pressurized temperature and humidity testing.
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
We manufacture the COBIS II burn-in system which offers state-of-the-art dynamic burn-in capabilities and a Windows-based operating system with full data logging and networking features. We also offer burn-in boards for our BISIC, COBIS and COBIS II burn-in systems and other brands of burn-in systems. Burn-in boards are used to mount devices during high temperature environmental stressing tests.
We have developed several new products to complement the burn-in processes, including semi-automatic (LUBIBM) and automatic burn-in board loaders and unloaders (LUBIB). These products are designed to perform precise, high-speed transfer of IC (Integrated Circuit) packages from the semiconductor holding tray to the burn-in board, or vice versa, while maintaining the integrity of the IC’s leads. Burn-in-board cleaning systems (CUBIB) are designed to perform wet or dry cleaning for burn-in boards and other modular boards.
We build Smart Burn-In (SBI) electrical equipment and System Level Test (SLT) equipment which are used in the few final stages of testing microprocessor devices. While providing integrated burn-in solutions, we present total burn-in automation solutions to improve products’ yield, reduce processing downtime and improve efficiency. In addition, we developed a cooling solution for high power heat dissipation semiconductor devices. This solution involves the cooling or maintaining of the temperature of high power semiconductor devices.
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
Distribution Activities
The Company’s Singapore subsidiary continues to develop its international distribution activities in Southeast Asia. In addition to marketing our own proprietary products, this subsidiary distributes complementary products from other manufacturers based in the United States, Europe, Japan and other countries. The products sold include environmental chambers, shaker systems, handlers, interface systems, vibration systems, solderability testers and other manufactured products.
In recent years, many multinational companies in electronic manufacturing and semiconductor industries have set up production facilities in China, and this presented excellent opportunities for our testing equipment in China. We believe that requirements for auxiliary services such as after-sales installation, equipment services, and spare parts will be natural add-ons to our overall business.
During fiscal 2007, our Singapore distribution operation participated in the Componex India Fair and demonstrated our range of connectors, infrared and resistive touch-screen panels
Revenue from distribution activities represented approximately 4%, 7% and 12% of net sales for the years ended June 30, 2007, 2006 and 2005, respectively.
Product Research and Development
The research and development costs in our U.S. operation remained consistent compared to last fiscal year. The Company incurred research and development costs of $69 in fiscal 2007, $70 in fiscal 2006, and $93 in fiscal 2005.
Research and development efforts for our U.S. operation will consist of minor product improvements. It is anticipated that the centrifuge will be converted to a Programmed Logical Controlled system and the ARTIC chiller units will be evaluated for upgrades that are in line with the latest heat removal and pump technology.
Marketing, Distribution and Services
We market our products and services worldwide, directly and through independent sales representatives. We have approximately nine independent sales representatives operating in the United States and another seventeen in various foreign countries. Of the twenty-six sales representatives, seven are representing the distribution segment and nineteen are representing the testing segment and the manufacturing segment. Trio-Tech’s United States marketing efforts are coordinated from its California location. Southeast Asia marketing efforts are assigned to the Company’s subsidiaries located in Singapore. We advertise our products in trade journals and participate in trade shows.
Independent testing laboratories, users, assemblers and manufacturers of semiconductor devices, including many large, well-known corporations, purchase our products and services. These customers depend on the current and anticipated market demand for integrated circuits and products utilizing semiconductor devices. Our ability to maintain close, satisfactory relationships with our customers is essential to our stability and growth. However, because of a high concentration of customers, the loss, reduction, or delay of orders placed by our significant customers, or delays in collecting accounts receivable from our significant customers, could adversely affect our results of operations and financial positions
In fiscal 2007, 2006, and 2005, sales of equipment and services to our three largest customers (Advanced Micro Devices, Freescale Semiconductor and Catalyst Semiconductor) accounted for approximately 80%, 75% and 74%, respectively, of our total net revenue. During fiscal 2007, we had sales of $27,895 (60%), $6,923 (15%) and $2,493 (5%) to Advanced Micro Devices, Freescale Semiconductor and Catalyst Semiconductor, respectively. During fiscal 2006, we had sales of $14,490 (50%), $4,787 (16%) and $2,517 (9%) to Advanced Micro Devices, Freescale Semiconductor and Catalyst Semiconductor, respectively. During fiscal 2005, we had sales of $9,054 (36%), $6,805 (27%) and $2,713 (11%) to Advanced Micro Devices, Freescale Semiconductor and Catalyst Semiconductor, respectively (see information presented in Note 14-Concentration of customers). Although the three customers mentioned above are U.S. companies, the revenue generated from them was from their facilities located outside of the U.S. The majority of our sales and services in fiscal years 2007, 2006 and 2005 were to customers outside of the United States. See information presented in Note 19 — Business Segments, of our financial statements included in this Form 10-K, which note is incorporated by reference, for further financial information about geographic areas.

Backlog
The following table sets forth the Company’s backlog at the dates indicated (amounts in thousands):

	June 30,	June 30,
	2007	2006
Manufacturing backlog	$6,275	$3,729
Testing service backlog	6,452	12,030
Distribution backlog	102	535

	$12,829	$16,294

Based upon our past experience, we do not anticipate any significant cancellations or renegotiation of sales. If there is any cancellation of a confirmed purchase order, the customer is required to reimburse us for all costs that were incurred, because the purchase orders for manufacturing, testing and distribution businesses generally require delivery within 12 months from the date of the purchase order, and certain costs would be incurred before the delivery. We do not anticipate any difficulties in meeting delivery schedules.
Materials and Supplies
Our products are designed by our engineers and are assembled and tested at our facilities in California, China and Singapore. We purchase all parts and certain components from outside vendors for assembly purposes. We have no written contracts with any of our key suppliers. As these parts and components are available from a variety of sources, we believe that the loss of any one of our suppliers would not have a material adverse effect on our result of operations taken as a whole.
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
The distribution segment sells a wide range of equipment to be used for testing products. We believe that the equipment, components trading and equipment servicing markets are key growth areas in Southeast Asia and hence have focused our marketing efforts on Asia. As the semiconductor equipment industry is highly competitive, the distribution operation faces stiff price competition if the equipment is sold piecemeal. Thus, “add value” has been a key phrase in our sales mission for the past several years. We believe that “add value” will continue to dominate as the key focal point as we offer integrated solutions which draw on the strengths of our technical specialists who have undergone intensive training with our vendors. Equipment is brought into Singapore from various vendors, and depending on customers’ specific requirements, is tested and system integrated before distribution, delivery and installation.
The demand for electronic components in fiscal 2007 was relatively strong in Southeast Asia, driven by a greater demand in high-end personal computers, notebooks and server chips. Many Original Equipment Manufacturers (OEM) customers have been outsourcing for connectors and specialized sockets. However, as our target customers are mainly multinational contract manufacturers with a worldwide database of suppliers, the most commonly used components became extremely price competitive. The components division of our distribution segment has been in competition on the market with various distribution methods including direct online ordering systems put in place by vendors for the products they are distributing. However, we do not believe that such online competition is a major competitive factor to our business, as we offer good credit facilities and maintain excellent business relationships with our long-term customers.
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

We believe that the principal competitive factors in the manufacturing industry include product performance, reliability, service and technical support, product improvements, price, established relationships with customers and product familiarity. We make every effort to compete favorably with respect to each of these factors. Although we have competitors for our various products, we believe that our products compete favorably with respect to each of the above factors. We have been in business for more than 49 years and have operation facilities mostly located in Southeast Asia. We believe that those factors combined have helped us to establish long-term relationships with customers and will allow us to continue doing business with our existing customers upon their relocation to other regions where we have a local presence or are able to reach.
Patents
The manufacturing segment holds a United States patent granted in 1994 on certain aspects of our Artic temperature test systems. In 2001, we registered a new United States patent (for 20 years) for several aspects of our new range of Artic Temperature Controlled Chucks. Although we believe that these patents are an integral part of our manufacturing segment, the capitalized cost of the patents was written off in fiscal 2002 because of the impairment assessed by our management. In fiscal 2005, 2006 and 2007 we did not register any patents within the U.S.
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
Employees
As of June 30, 2007 we had approximately 10 employees in the United States and 648 in Southeast Asia for a total of approximately 658 employees. None of our employees are represented by a labor union. As of June 30, 2007, there were approximately 472 employees in the testing segment, 128 employees in the manufacturing segment, 56 employees in the distribution segment and 2 in the corporate office.
ITEM 1A — RISK FACTORS
The following are certain risk factors that could impact our business, financial results and results of operations. Investing in our common stock involves risks, including those described below. These risk factors, among others, should be considered by prospective and current investors in our common stock below before making or evaluating an investment in our securities. These risk factors could cause actual results and conditions to differ materially from those projected herein. If the risks we face, including those listed below, actually occur, our business, financial condition or results of operations could be negatively impacted, and the trading price of our common stock could decline, which could cause you to lose all or part of your investment.
Our operating results are affected by a variety of factors
Our operating results are affected by a wide variety of factors that could materially affect revenue and profitability or lead to significant variability of quarterly or annual operating results. These factors include, among others, components relating to:
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
Our dependence on international sales involves significant risk
Sales and services to customers outside the United States accounted for approximately 86%, 91% and 92% of our sales for fiscal 2007, 2006 and 2005, respectively. Approximately 98% 90% and 91% of our net revenues in fiscal 2007, 2006 and 2005, respectively, were generated from business in Southeast Asia. We expect that our non-U.S. sales and services will continue to generate the majority of our future revenues. Testing services in Southeast Asia were performed primarily for American companies, and to a lesser extent German companies, selling products and doing business in those regions. International business operations may be adversely affected by many factors, including fluctuations in exchange rates, imposition of government controls, trade restrictions, political, economic and business events and social and cultural differences.
We may incur losses due to foreign currency fluctuations
Significant portions of our revenue are denominated in Singapore and Euro dollars, Malaysian ringgit, Thai baht and other currencies. Consequently, a portion of our costs, revenue and operating margins may be affected by fluctuations in exchange rates, primarily between the U.S. dollar and such foreign currencies. We are also affected by fluctuations in exchange rates because our reporting currency is the US dollar whereas the functional currencies in our Southeast Asia operations are non-U.S. dollars. Foreign currency translation adjustments resulted in an increase of $911 to shareholder’s equity for fiscal 2007, a decrease of $190 to shareholders’ equity for fiscal 2006, and an increase of $25 to shareholders’ equity for fiscal 2005.
We try to reduce our risk of foreign currency fluctuations by purchasing certain equipment and supplies in U.S. dollars and seeking payment, when possible, in U.S. dollars. However, we may not be successful in our attempts to mitigate our exposure to exchange rate fluctuations. Those fluctuations could have a material adverse effect on the Company’s financial results.
We do not rely on patents to protect our products or technology
We hold U.S. patents relating to our pressurization humidity testing equipment and certain aspects of our Artic temperature test systems. Additionally, in fiscal 2001, we were granted patents for certain aspects of our new range of Artic temperature controlled chucks. However, although we believe our patents are integral to the business of our manufacturing segment, generally we do not rely on patent or trade secret protection for our products or technology. Competitors may develop technologies similar to or more advanced than ours. We cannot assure that our current or future products will not be copied or will not infringe on the patents of others. Moreover, the cost of litigation of any claim or damages resulting from infringement of patents or other intellectual property could adversely affect our business, financial condition and results of operations.

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
Loss, reduction or delay of orders from significant customers could adversely affect our financial condition
The semiconductor manufacturing industry is highly concentrated, with a relatively small number of large manufacturers and assemblers accounting for a substantial portion of our revenue from product sales and testing revenue. Our experience has been that sales to particular customers may fluctuate significantly from quarter to quarter and year to year. In fiscal 2007, 2006, and 2005, sales of equipment and services to our three largest customers accounted for approximately 80%, 75% and 74%, respectively, of our total net revenue. This applies in particular to our new testing operation in Malaysia, which currently has only one major customer. In the event that the Company loses this customer, all the capital purchases to meet this customer’s requirements will be converted to support other products. Our ability to maintain close, satisfactory relationships with our customers is essential to our stability and growth. The loss of or reduction or delay in orders from our significant customers, or delays in collecting accounts receivable from our significant customers, could adversely affect our financial condition and results of operations.
Our testing products and services may be adversely affected by our sales of testing equipment.
If our testing equipment is purchased by semiconductor manufacturers and assemblers, it may reduce the likelihood that they will make further purchases of such equipment or use our laboratories for testing services. Although military or other specifications require certain testing to be done by independent laboratories, over time other current customers may have less need of our testing services. We believe that there is a growing trend toward outsourcing of the integrated circuit test process. As a result, we anticipate continued growth in the test laboratory business. However, there is no assurance that this trend will continue. In an attempt to diversify our sales mix, we may seek to develop and introduce new or advanced products, and to acquire other companies in the semiconductor equipment manufacturing business.
Acquisition and integration of new businesses could disrupt our ongoing business, distract management and employees, increase our expenses or adversely affect our business
A portion of any future growth may be accomplished through the acquisition of other entities. The success of those acquisitions will depend, in part, on our ability to integrate the acquired personnel, operations, products, services and technologies into our organization, to retain and motivate key personnel of the acquired entities and to retain the customers of those entities. We may not be able to identify suitable acquisition opportunities, obtain financing on acceptable terms to bring the acquisition to fruition or to integrate such personnel, operations, products or services. The process of identifying and closing acquisition opportunities and integrating acquisitions into our operations may distract our management and employees, disrupt our ongoing business, increase our expenses and materially and adversely affect our operations. We may also be subject to certain other risks if we acquire other entities, such as the assumption of additional liabilities. We may issue additional equity securities or incur debt to pay for future acquisitions.
We do not have contracts with key suppliers
We have no written contracts with any of our suppliers. Our suppliers may terminate their relationships with us at any time without notice. There can be no assurance that we will be able to find satisfactory replacement suppliers or that new suppliers will not be more expensive than the current suppliers if any of our suppliers were to terminate their relationship with us.
We are highly dependent on key personnel
Our success has depended, and to a large extent will depend, on the continued services of S.W. Yong, our Chief Executive Officer and President, Victor H. M. Ting, our Vice President and Chief Financial Officer, our other key senior executives, and engineering, marketing, sales, production and other personnel. We do not have an employment agreement with Mr. Yong or Mr. Ting, but we are the beneficiary of “key man” life insurance in the amount of $6 million on Mr. Yong and $2 million on Mr.

Ting. The loss of these key personnel, who would be difficult to replace, could harm our business and operating results. Competition for management in our industry is intense and we may be unsuccessful in attracting and retaining the executive management and other key personnel that we require.
Our management has significant influence over corporate decisions
Currently our officers and directors and their affiliates beneficially own approximately 23.63% of the outstanding shares of common stock, including options held by them that are exercisable within 60 days of the date of filing of this 10-K. As a result, they may be able to significantly influence matters requiring approval of the shareholders, including the election of directors, and may be able to delay or prevent a change in control of the Company.
We may not pay cash dividends in the future
Although we declared a cash dividend of ten cents (U.S. 10¢) per share payable to the shareholders of record on December 15, 2006 and a cash dividend of fifty cents (U.S. 50¢) per share payable to the shareholders of record on January 10, 2006, we may not pay any cash dividends on our common stock in the future. We anticipate that future earnings, if any, will be retained for use in the business or for other corporate purposes. Additionally, California law prohibits the payment of dividends if the Company does not have sufficient retained earnings or cannot meet certain asset to liability ratios.
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
Our results may be affected by interest rate fluctuations
We do not use derivative financial instruments in our investment portfolio. Our investment portfolio is generally comprised of cash deposits. Our policy is to place these investments in instruments that meet high credit quality standards. These securities are subject to interest rate risk and could decline in value if interest rates fluctuate, and thus subject us to market risk due to those fluctuations. Due to the short duration and conservative nature of our investment portfolio, we do not expect any material loss with respect to our investment portfolio, though no assurances can be given that material losses will not occur.
The interest rates on our loans and lines of credit range from 5.25% to 7.50% per annum. As of June 30, 2007, the outstanding aggregate principal balance on these loans and lines of credit was approximately $675. These interest rates are subject to change and we cannot predict an increase or decrease in rates, if any. However, an increase in interest rates could have an adverse effect on our financial results.
ITEM 1B – UNRESOLVED STAFF COMMENTS
Not applicable
ITEM 2 – PROPERTIES
As of the date of filing of this Form 10-K, we believe that we are utilizing approximately 90.2% of our fixed property capacity. We also believe that our existing facilities are under-utilized and are adequate and suitable to cover any sudden increase in our needs in the foreseeable future.

The following table presents the relevant information regarding the location and general character of our principal manufacturing and testing facilities:

			Owned (O)
		Approx.	or Leased (L)
		Sq. Ft.	& Expiration
Location	Principal Use/Segment	Occupied	Date

14731 Califa Street	Headquarters/	10,000	(L) Jan. 2008
Van Nuys, CA 9l411	Testing/Manufacturing

1004, Toa Payoh North, Singapore
HEX 07-01/07,	Testing	6,864	(L) Sept. 2009
HEX 07-01/07, (ancillary site)	Testing	2,339	(L) Sept. 2009
HEX 03-01/03,	Testing/Manufacturing	2,959	(L) Sept. 2009
HEX 03-16,	Testing	976	(L) Sept. 2009
HEX 01-08/15,	Testing/Manufacturing	6,864	(L) Jan. 2009
HEX 01-08/15, (ancillary site)	Testing/Manufacturing	1,629	(L) Jan. 2009
HEX 01-16/17,	Testing	1,983	(L) Jan. 2009
HEX 02-08/10,	Testing	2,959	(L) Aug. 2008
HEX 02-11/15,	Testing	3,905	(L) Apr. 2008
HEX 04-17,	Testing	1,006	(L) May. 2010
HEX 04-14/16,	Testing	2,929	(L) May. 2010
HEX 03-08/10,	Testing	2,959	(L) May. 2010
HEX 03-06/07	Testing/Manufacturing	1,953	(L) Jan. 2009
HEX 03-06/07 (ancillary site)	Testing/Manufacturing	101	(L) Jan. 2009
HEX 04-05/07	Manufacturing	2,929	(L) May. 2009
HEX 04-08/09/10	Manufacturing	2,959	(L) Dec. 2009

1008, Toa Payoh North, Singapore
HEX 03-01/06,	Testing	7,345	(L) Feb. 2009
HEX 03-09/17,	Logistics/Universal (FE)	6,099	(L) Jan. 2009
HEX 03-09/17, (ancillary site)	Logistics/Universal (FE)	70	(L) Jan. 2009

HEX 07-17/18,	Testing	4,315	(L) Nov. 2009
HEX 07-17/18, (ancillary site)	Testing	25	(L) Nov. 2009
HEX 07-01,	Testing	3,466	(L) Jan. 2010
HEX 02-17	Universal (FE)	832	(L) Jun. 2010
HEX 02-18	Testing	3,466	(L) Nov. 2009
HEX 02-15/16	Universal (FE)	1,400	(L) Jul. 2007*1
HEX 01-09/11	Universal (FE)	2,202	(L) Nov. 2009
HEX 01-15/16	Universal (FE)	1,400	(L) Oct. 2008
HEX 03-07/08	Testing	1,765	(L) Nov. 2007*1
HEX 03-07/08, (ancillary site)	Testing	144	(L) Nov. 2007*1
HEX 01-08	Transformer Room	603	(L) Jun. 2009
Hex 02-03/04/05/06	Testing	3,047	(L) Nov. 2009

Plot 1A, Phase 1	Subleased	42,013	(O) *2
Bayan Lepas Free Trade Zone 11900 Penang

Lot No. B7, Kawasan MIEL	Vacant	24,142	(O) *3
Batang Kali, Phase II, 43300 Batang Kali Selangor Darul Ehsan, Malaysia

Lot No. 11A, Jalan SS8/2,	Testing	19,334	(L) Jul. 2007*1
Sungai Way Free Industrial Zone, 47300 Petaling Jaya, Selangor Darul Ehsan, Malaysia

			Owned (O)
		Approx.	or Leased (L)
		Sq. Ft.	& Expiration
Location	Principal Use/Segment	Occupied	Date

Lot No. 4, Kawasan MIEL	Testing	14,432	(L) Nov. 2007*1*2
Sungai Way Baru Free Industrial Zone, Phase III, Selangor Darul Ehsan, Malaysia

327, Chalongkrung Road,	Testing	34,432	(O )
Lamplathew, Lat Krabang, Bangkok 10520, Thailand

No. 5, Xing Han Street, Block A	Testing	9,957	(L) Oct. 2008
#04-13/16, Suzhou Industrial Park China 215021 China 215021

No. 389 Gang Ao Road Factory No. 5	Testing	6,620	(L) Sept. 2007*1
Level 5 (East) Waigaoqiao Free Trade Zone, Pudong 200131 Shanghai, China Zone, Pudong 200131 Shanghai, China

No. 5, Xing Han Street, Block A	Testing	3,606	(L) Oct. 2008
#04-11/12, Suzhou Industrial Park China 215021

*1	With respect to the various leases that expire during fiscal 2008, the Company anticipates that the landlord will offer similar terms on each such lease at renewal and does not believe that material expenses will be incurred.

*2	The premises are subleased to a third party.

*3	The premises were vacant from June 30, 2005 until June 30, 2007. The Company plans to sell the property to a third party subsequent to the fiscal year 2007. An active program to locate a buyer had not been initiated as of June 30, 2007, and no agreement as to sale was entered into nor was any purchaser for the premises specifically named.
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
ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

PART II
ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the American Stock Exchange under the symbol “TRT.” The following table sets forth, for the periods indicated, the range of high and low sales prices of our common stock as quoted by AMEX:

Quarter Ended	High	Low
Fiscal 2006
September 30, 2005	$4.30	$3.59
December 31, 2005	$6.00	$4.28
March 31, 2006	$7.15	$5.08
June 30, 2006	$7.55	$6.00
Fiscal 2007
September 30, 2006	$11.96	$5.95
December 31, 2006	$15.40	$10.45
March 31, 2007	$17.15	$10.68
June 30, 2007	$21.93	$14.25
Stockholders
As of September 1, 2007, there were 3,227,992 shares of our common stock issued and outstanding, and the Company had approximately 169 record holders of the Common Stock.
Dividend Policy
On December 2, 2005, our Board of Directors declared a cash dividend of fifty cents ($0.50) per share payable to the shareholders of record on January 10, 2006. The total number of shares issued and outstanding as of January 10, 2006 was 3,215,532 and the total amount of the cash dividends paid on January 25, 2006 was approximately $1,608. The source of cash was from the proceeds from disposition of the property located in Dublin, Ireland.
On December 5, 2006, our Board of Directors declared a cash dividend of ten cents ($0.10) per share payable to the shareholders of record on December 15, 2006. The total number of shares issued and outstanding as of December 15, 2006 was 3,225,242 and the total amount of the cash dividends paid on January 15, 2007 was approximately $323.
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

Equity Compensation Plan
On December 2, 2005, the Board of Directors terminated the 1998 Stock Option Plan and Directors’ Stock Option Plan due to the cost of such compensation exceeding the benefits. There were no stock options granted during fiscal year 2007. The following table sets forth, as of June 30, 2007, certain information regarding equity compensation plans of the Company:
EQUITY COMPENSATION PLAN INFORMATION

Number of securities
remaining available for
	Number of		future issuance under
	securities to be		equity compensation
	issued upon	Weighted average	plans (excluding
	exercise of	exercise price of	securities reflected in
	outstanding options	outstanding options	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by shareholders
(1) Company’s 1998 Stock Option Plan	13,050	$3.03	—
(2) Directors’ Stock Option Plan	—	—	—
Options granted outside of the above plans	—	—	—

Total	13,050	$$3.03	—

Stock Performance Graph
The graph below compares our cumulative total shareholder return of the Common Stock of the Company with that of the Standard & Poor’s 500 Index and the AMEX Composite Index for the five-year period ending June 30, 2007. The graph assumes an investment of $100 on June 30, 2002, in the AMEX Composite Index, and in the S&P 500 Index. The graph also assumes reinvestment of dividends, if any. The historical stock performance shown on the graph below should not be considered indicative of future shareholder returns, and we will not make or endorse any predications of future shareholder returns.
$100 invested on 06/30/02 in stock or index-including reinvestment of dividends. Fiscal year ends June 30.

	6/02	6/03	6/04	6/05	6/06	6/07

TRIO TECH INTL	$100	$101	$180	$157	$253	$826
S & P 500	$100	$108	$126	$132	$141	$167
AMEX	$100	$109	$140	$173	$216	$264

ITEM 6 – SELECTED FINANCIAL DATA
(In thousands, except per share DATA)

	June 30,	June 30,		June 30,		June 30,	June 30,
	2007	2006		2005		2004	2003
Consolidated Statements of Operations

Net sales	$46,750	$29,099	(1)	$25,061	(2)	$18,661	$20,922

Income (loss) from Operations	4,197	487		359		56	(101)

Net Income from Continuing Operations	3,308	597		216		162	51

Net Income (loss) from Discontinued Operations (3)	—	8,459		5		58	(132)

Total Net income (loss)	3,308	9,056		221		220	(81)

Basic Earnings (loss) per share:
Continuing Operations	1.03	0.19		0.07		0.06	0.02
Discontinued Operations	0.00	2.72		0.00		0.01	(0.05)

Total Net Income (loss)	1.03	2.91		0.07		0.07	(0.03)

Diluted Earnings (loss) per share:
Continuing Operations	1.02	0.19		0.07		0.05	0.02
Discontinued Operations	0.00	2.71		0.00		0.02	(0.05)

Total Net Income (loss)	1.02	2.90		0.07		0.07	(0.03)

Weighted average common shares outstanding
Basic	3,225	3,115		2,966		2,937	2,928
Diluted	3,235	3,128		3,031		2,995	2,928

Consolidated Balance Sheets

Current assets	$24,673	$21,831		$10,645		$12,798	$11,493
Current liabilities	8,228	8,536		5,836		5,624	5,050
Working capital	16,445	13,295		4,809		7,174	6,443

Total assets	32,788	29,384		18,345		18,000	16,711

Long-term debt and capital leases	294	874		744		793	836
Shareholders’ equity	$21,434	$17,392		$9,297		$9,024	$8,590
Cash dividend paid per share	$0.10	$0.50		$—		$—	$—

(1)	The net sales included the sales from the business acquired in Shanghai.

(2)	The net sales included the sales from the business acquired in Malaysia.

(3)	The income from the discontinued operations was significant in fiscal 2006. There was no income from discontinued operations in fiscal 2007 and the Company does not expect income from discontinued operations going forward.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE AMOUNTS)
The following discussion and analysis should be read in conjunction with our disclaimer on “Forward-Looking Statements,” “Item 1. Business,” “Item 1A. Risk Factors,” “Item 6. Selected Financial Data” and Consolidated Financial Statements, the notes to those statements and other financial information contained elsewhere in this Annual Report on Form 10-K.
Overview
Trio-Tech International operates in three distinct segments: distribution, manufacturing and testing. We provide third-party semiconductor testing and burn-in services primarily through our laboratories in Southeast Asia. At or from our facilities in California and Southeast Asia, we also design, manufacture and market equipment and systems to be used in the testing and production of semiconductors, and distribute semiconductor processing and testing equipment manufactured by other vendors
Geographically, we operate in the U.S., Singapore, Malaysia, Thailand and China. Our major operation activities are conducted in our Singapore location. Our customers are mainly concentrated in Southeast Asia and they are either semiconductor chip manufacturers or testing facilities that purchase our testing equipment.
In August 2005, we established a winding-down plan to close the testing operation in Dublin, Ireland. In November 2005, we completed the sale of property located in Dublin, Ireland and recorded a gain on the sale of property of $8,909. As a result, this discontinued operation reported income of $8,459, which consisted of the gain from the sale of property of $8,909 offset by an operating loss from the discontinued operation of $450. For basis of comparison, the financial statements related to the discontinued operation are now presented separately in this report under discontinued operations.
In the management’s discussion and analysis of financial condition and results of operations, for basis of comparison, the amounts used in comparison have been reclassified to exclude the amounts from discontinued operations, which have been discussed as a separate line item listed on the statements of income.
In January 2006, we completed the acquisition of a burn-in testing division in Shanghai. Beginning on January 3, 2006, the operating results of this subsidiary were included in the consolidated financial statement of the Company. In June 2007, we established a subsidiary in Chonqing, China. The formation of this entity was not considered significant to the Company. There were no operation activities in this subsidiary in fiscal year 2007.
On March 8, 2007, we hired Burnham Hill Partners, a division of Pali Capital, Inc in the United States to act as (i) our exclusive financial advisor in connection with one or more potential strategic transactions currently being explored by the Company, which may include an acquisition, joint venture, partnership, strategic alliance, merger and/or sale involving the Company and (ii) our placement agent or underwriter in connection with the raising of debt or equity capital. We believe that the agreement that we made with Burnham Hill Partners is not a material definitive agreement. One of our directors, Jason Adelman, is a partner of Burnham Hill Partners. Burnham Hill Partners proposed a fee arrangement that was consistent with industry standards for transactions of that nature, and an agreement which would expire 12 months from the date into which it was entered. The agreement was approved by the Board of Directors of the Company in good faith by a vote sufficient without counting the vote of Mr. Adelman and, in the judgment of the Board of Directors, was just and reasonable at the time the agreement was so approved.
Fiscal 2007 Highlights
•	Total revenue increased by $17,651, or 60.7%, from $29,099 for fiscal 2006 to $46,750.

•	Manufacturing segment revenues increased by $11,612, or 93.3%, from $12,444 for fiscal 2006 to $24,056.

•	Testing segment revenue increased by $6,428, or 44.5%, to $20,883, compared to $14,455 for fiscal 2006.

•	Income from continuing operations increased by $2,711 to $3,308, compared to $597 for fiscal 2006.

•	Gross profit margins decreased slightly by 1.4% to 25.9% for fiscal 2007, compared with gross profit margins of 27.3% for fiscal year 2006.

•	General and administrative expenses were 14.0% of revenue, representing a decrease from 21.7% of revenue for fiscal 2006.

•	Selling expenses were 2.3% of revenue, decreased from 3.3% of revenue for fiscal year 2006.

•	Total assets increased 11.6% to $32,788 as compared to $29,384 for fiscal 2006.

•	Total liabilities decreased 9.2% to $8,895 as compared to $9,796 for fiscal 2006.

•	Shareholders’ equity increased 23.2% to $21,434 as compared to $17,392 for fiscal 2006.

•	We distributed a cash dividend of $0.10 per share on January 15, 2007, totaling $323 distributed.

•	We expanded our China operation in Suzhou and commenced testing services in the second quarter of fiscal 2007.

•	In June 2007, we established a subsidiary in Chonqing, China with a registered capital of $2,600.
General Financial Information
During the fiscal year ended June 30, 2007, total assets increased by $3,404 from $29,384 at June 30, 2006 to $32,788 at June 30, 2007. The increase was in cash, property, plant and equipment and other assets, but offset with a decrease primarily in trade accounts receivables and inventories.
Cash and short-term deposits at June 30, 2007 totaled $14,950, an increase of $4,560, or 43.9%, compared to a total of $10,390 at June 30, 2006. The increase in cash and short-term deposits was mainly the result of higher revenue generated in fiscal year 2007. Revenue in fiscal 2007 increased 60.7% to $46,750 as compared to $29,099 for fiscal 2006 due to an increase in sales from the manufacturing and testing segments. The increase in cash was offset by a capital expenditure in cash of $2,812. The capital expenditure in fiscal 2007 was primarily in property, plant and equipment. During fiscal 2006, proceeds of $8,401 were received from the sale of property in Dublin, Ireland. There were no comparable proceeds from the disposal of equipment or property in fiscal 2007.
Property, plant and equipment at June 30, 2007 were $7,458, an increase of $385, or 5.4%, compared to $7,073 at June 30, 2006. Capital expenditures for fiscal 2007 were $2,864 ($2,812 in cash, and $52 in capital lease), an increase of $1,186 or 70.7%, compared to $1,678 for fiscal 2006. The increase in capital expenditure was mainly due to purchases of machinery and equipment during fiscal 2007 by each of the Singapore testing operations and China testing operations in order to meet the specifications from our customers.
Other assets at June 30, 2007 increased by $276 to $445 compared to $169 at June 30, 2006. The increase in other assets was due to an increase of $154 for a down payment of fixed assets in the Singapore and Malaysia operations and an increase of $122 in deposits for rent and utilities in the China operations.
Accounts receivables at June 30, 2007 were $7,410 a decrease of $1,108 or 13.0%, compared to $8,518 at June 30, 2006. The decrease was attributable mainly to a decrease in turn over days of accounts receivable and a decrease in sales in the fourth quarter of fiscal 2007 compared to the same period of fiscal 2006. The total sales from all the segments for the fourth quarter of fiscal 2007 were $9,194, a decrease of $306 or 3.2%, compared to total sales of $9,500 in the same period for fiscal 2006. The turnover of accounts receivables was 62 days for fiscal 2007, a decrease of 18 days or 22.5%, compared to 80 days for fiscal 2006. The decrease in turn over days of accounts receivable was primarily due to improvement in collection efforts on the part of the staff in the Singapore operations.
Inventory at June 30, 2007 was $1,946, a decrease of $501, or 20.5%, compared to $2,447 at June 30, 2006. The decrease was due mainly to the sales of finished goods from our manufacturing segment and an increase in the provision for obsolete inventory. The turnover of inventory improved by 12 days, or 34.3%, from 35 days at the end of fiscal 2006 to 23 days at the end of fiscal 2007 due to an increase in the cost of goods sold, although the average inventory throughout the year remained consistent compared to fiscal 2006.
Total liabilities at June 30, 2007 were $8,895, a decrease of $901, or 9.2%, compared to $9,796 at June 30, 2006. The decrease in liabilities was mainly due to the decrease in accounts payable, notes payable and lines of credit, but offset by the increase in accrued expenses and income tax payable.
Accounts payable decreased by $1,544 from $3,809 at June 30, 2006 to $2,265 at June 30, 2007. The decrease in accounts payable was a result of the decrease in material purchases due to a lower backlog in the Singapore distribution segment as the result of a lower demand for back-end products, such as Vibration equipment, chambers and wafer fabricators. Notes payable decreased by $825 and lines of credit decreased by $116 as a result of the repayments made by our Singapore subsidiaries in the normal course of business from cash flows from operations.
Accrued expenses increased by $1,309 from $3,045 at June 30, 2006 to $4,354 at June 30, 2007. The increase in accrued expenses was mainly due to an increase in accrued payroll expenses as the result of an increase in headcount in the China operation located in Suzhou, and an increase in bonuses payable as a result of a strong operating performance in fiscal 2007.
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
In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure about Critical Accounting Policy,” we have identified the most critical accounting policies upon which our financial status depends. We determine that those critical accounting policies are related to the inventory valuation, allowance for doubtful accounts, revenue recognition, and income tax. These accounting policies are discussed in the relevant sections in this management’s discussion and analysis, including the Recently Issued Accounting Pronouncements discussed below.
Accounts Receivable and Allowance for Doubtful Accounts
During the normal course of business, we extend unsecured credit to our customers. Typically, credit terms require payment to be made between 30 to 60 days of the sales. We do not require collateral from our customers. We maintain our cash accounts at credit worthy financial institutions.
We regularly evaluate and monitor the creditworthiness of each customer on a case-by-case basis. We include any account balances that are determined to be uncollectible, along with a general reserve, in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to management, we believe that our allowance for doubtful accounts was adequate as of June 30, 2007.
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
Comparison of Operation Results
Comparison of Fiscal 2007 and 2006
The following table presents certain data from the consolidated statements of income as a percentage of net sales for fiscal years ended June 30, 2007 and 2006:

	Year End June 30,
	2007	2006

Net Sales	100.0%	100.0%
Cost of Sales	74.1%	72.7%

Gross Margin	25.9%	27.3%

Operating Expenses
General and administrative	14.0%	21.7%
Selling	2.3%	3.3%
Research and development	0.2%	0.2%
Impairment loss	0.4%	0.2%
Loss on disposal of PP&E	0.0%	0.1%

Total Operating Expenses	16.9%	25.5%

Income from operations	9.0%	1.8%

Overall Revenue
The overall revenue is composed of the revenues from the manufacturing, testing and distribution segments. The following table presents the components of the overall revenue realized in fiscal 2007 and 2006 in percentage format, respectively.

	Years Ended June 30,
	2007	2006
Revenues:
Manufacturing	51.46%	42.77%
Testing	44.67	49.67
Distribution	3.87	7.56

Total	100.00%	100.00%

Net sales for fiscal 2007 were $46,750, an increase of $17,651, or 60.66%, compared to $29,099 for fiscal 2006. The increase in net sales can be discussed within three segments.
As a percentage of the total revenue, the revenue generated by the manufacturing segment in fiscal 2007 accounted for 51.46% of total sales, representing an increase of 8.69%, compared to 42.77% in fiscal 2006. In terms of dollar amount, the revenue for fiscal 2007 was $24,056, reflecting an increase of $11,612, or 93.31%, compared to $12,444 for fiscal 2006. We believe that the increase in revenue generated by the manufacturing segment was due to a greater demand from the personal computer market in Asia, which in turn led to a greater demand for our products. The demand for our burn-in systems appeared to increase concurrently with the demand for more microprocessor chips in Southeast Asia. The increase primarily resulted from an increase in demand from one of our major customers, which was a result of that customer’s growing share in the market for microprocessor chips. Due to the competitive environment in the manufacturing segment, we anticipate that we will continue to implement our cost reduction plan by outsourcing a portion of our manufacturing process to outside suppliers, such as electrical and mechanical fabrication houses, and seek competitively priced materials.
The backlog in the manufacturing segment increased by 68.28%, from $3,729 in fiscal 2006 to $6,275 in fiscal 2007, correlative to the increase in demand for more highs-speed microprocessor chips in Southeast Asia.
As a percentage of the total revenue, the revenue generated by the testing segment in fiscal 2007 accounted for 44.67% of total sales, a decrease of 5.0%, compared to 49.67% in fiscal 2006. In terms of dollar amount, the revenue for fiscal 2007 was $20,883, reflecting an increase of $6,428, or 44.47%, compared to $14,455 for fiscal 2006. The testing segment continued to show improvement in revenue compared to last fiscal year due to a hike in demand for testing services in Southeast Asia, which resulted from the strong economic growth and robust development in the electronics manufacturing industries in China. The increase in revenue generated by the testing segment was the result of an improvement in performance by our testing operations in Southeast Asia. Furthermore, our China operation in Suzhou started its testing operation in the second quarter of fiscal 2007, which contributed to this increase in testing revenue. Demand for testing services varies from time to time depending on changes taking place in the market and our customers’ forecasts. We anticipate that our customers will continue to request our services to perform “burn-in” on chips to be used in wireless handsets, automotive applications and wired communications, which chips are currently in high demand in their respective markets.
Backlog in the testing segment at June 30, 2007 was $6,452, a decrease of $5,578, or 46.37%, compared to $12,030 at June 30, 2007 due to a decrease in demand for testing services from one of our major customers in Singapore.
As a percentage of the total revenue, the revenue generated by the distribution segment in fiscal 2007 accounted for 3.87%, a decrease of 3.69%, compared to 7.56% in fiscal 2006. In terms of dollar amount, revenue for fiscal 2007 was $1,811, a decrease of $389, or 17.68%, compared to $2,200 for fiscal 2006. The decrease in revenue was mainly attributable to fewer bookings from customers resulting from what we believe is a saturation of equipment and electronic components in the current market. Product volume for the distribution segment depends on sales activities such as bookings, queries on products and backlog. Equipment and electronic component sales are very competitive, as the products are readily available in the market.
We continued to focus our marketing efforts on Asia, as we believe that the recovery of equipment sales in that region is improving more rapidly than sales within the U.S. Equipment sales in the U.S. continue to decline as we believe that many companies are still conservative in capital equipment spending. The distribution operation located in Singapore will focus on selling Wet Process Stations primarily to research institutions and local universities
The backlog in the distribution segment at June 30, 2007 was $102, reflecting a decrease of $433 or 80.94%, compared to the backlog of $535 at June 30, 2006 due to a lower demand for back-end products, such as Vibration equipment, chambers and wafer fabricator.
Overall Gross Margin
Overall gross margin, as a percentage of net sales, dropped by 1.4% from 27.3% for fiscal 2006 to 25.9% for fiscal 2007. The lower margin was due primarily to the fact that sales in terms of dollar amount from the manufacturing segment increased faster than the increase in sales in terms of dollar amount from the testing segment in fiscal 2007. This led to the fact that the manufacturing segment accounted for 51.46% of total sales and the testing segment accounted for 44.67% while the gross margin in the manufacturing segment was lower than the gross margin in the testing segment. In addition, the gross margin in the manufacturing segment decreased due to an increase in sales of low margin products, which was offset by the improvement in gross margin in the testing and distribution segments. In terms of dollar amount, gross margin for fiscal 2007 was $12,093, an increase of $4,162, or 52.5%, compared to $7,931 for fiscal 2006, as a result of better sales performances by the manufacturing and testing segments.
Gross margin as a percentage of revenue in the manufacturing segment was decreased by 3.1%, from 19.2% in fiscal 2006 to 16.1% in fiscal 2007. The decrease in the gross margin was due to an increase in sales of low margin burn-in systems pass-through products in fiscal 2007 compared with fiscal 2006. Neither the increase in the absolute dollar amount of sales of burn-in boards and burn-in systems nor the increase in the quantity of burn-in systems sold in fiscal 2007 was sufficient to maintain or increase the gross margin in the manufacturing segment due to the decrease in sales prices for burn-in boards and burn-in systems as a result of strong competition in the market place. However, the Company currently intends to continue manufacturing low-margin burn-in systems and boards in order to maintain market share of these products with its current customers. In absolute amount, gross profits from the manufacturing segment in fiscal 2007 was $3,876, an increase of $1,492, or 62.6%, compared to $2,384 in fiscal 2006 as the result of an increase in revenue, as previously discussed.

Gross margin as a percentage of revenue in the testing segment was improved by 2.3%, from 35.2% in fiscal 2006 to 37.5% in fiscal 2007. In terms of dollar amount, gross margin in the testing segment in fiscal 2007 was $7,835, an increase of $2,743, or 53.9%, compared to $5,092 in fiscal 2006. The increase in the gross margin was primarily due to higher sales volume with lower overhead costs, especially in the China operation. Significant portions of our operating costs are fixed in the testing segment, thus as service demands rise and factory utilization increases, the fixed costs are spread over the increased output, which improves profit margin. However, this was offset by a drop in the average selling price of services in the Singapore testing operation. Our customers changed their demands and specifications for burn-in hours, which resulted in a lower average unit selling price for burn-in services. We expect that the effect of such trend may be offset in the future by increases in our burn-in services for the faster microprocessor chips, the demand for which chips appears to be increasing.
Gross margin as a percentage of revenue in the distribution segment was improved slightly by 0.4% from 20.7% for fiscal 2006 to 21.1% for fiscal 2007. However, in terms of dollar amount, gross margin in the distribution segment decreased by 16.0% from $455 for fiscal 2006 to $382 for fiscal 2007 due to a decrease in revenue, as previously discussed.
Operating Expenses
Operating expenses for fiscal years ended June 30, 2007 and 2006 were as follows:

	Years ended June 30,
(In Thousands)	2007	2006
General and administrative	$6,561	$6,321
Selling	$1,091	$970
Research and development	$69	$70
Impairment loss	$176	$61
(Gain) Loss on disposal of PP&E	(1)	$22

	$7,896	$7,444

General and administrative expenses increased by $240, or 3.8%, from $6,321 for fiscal 2006 to $6,561 for fiscal year 2007. The increase was attributable to a hike in payroll and related expenses due to a rise in headcount in the Singapore operation and the China operation in Suzhou, and also an increase in general and administrative expenses in the Suzhou operation, which commenced its testing operations in the second quarter of fiscal 2007. However, such an increase was offset by a decrease in bonus expenses in fiscal year 2007. In fiscal year 2006, general and administrative expenses included directors and officers bonuses of 779 as a result of the gain related primarily to the sale of the property in Dublin, Ireland. The Company had no comparable bonus expenses for fiscal 2007.
Selling expenses increased by $121, or 12.5%, to $1,091 for fiscal year 2007, from $970 for fiscal 2006, mainly due to an increase in the provision for warranty costs, traveling expenses related with sales efforts and commission expenses attributable to the increase in commissionable sales from the Singapore manufacturing segment in fiscal 2007, as compared to fiscal 2006.
Research and development was $69 for fiscal 2007, decreased slightly by $1, or 1.4%, from $70 for fiscal 2006.
Impairment loss increased by $115, or 188.5%, from $61 for fiscal 2006 to $176 for fiscal 2007. The impairment loss consisted of machinery and equipment (pertaining to the Singapore operation) due to the decrease in demand for the slower speed microprocessor chips, as those of our existing burn-in facility assets used for testing chips became obsolete. Since there will be no future cash flows from those assets, the carrying value of these assets was written down to zero, and the impairment loss was recorded. The Company reviews the carrying amount of assets held for use and those to be disposed of whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.
Loss on disposal of property, plant and equipment was $22 for fiscal 2006, which mainly resulted from the disposal of certain fixed assets at a loss. The Company had no such loss for fiscal 2007.
Income from Operations
Income from operations as a percentage of total revenue was improved by 7.3% from 1.7% for fiscal 2006 to 9.0% for fiscal 2007. In terms of dollar amount, income from operations increased by $3,710, or 762%, from $487 for fiscal 2006 to $4,197 for fiscal 2007 due to an increase in gross profit of $4,162, offset with a net increase in operating expenses of $452.

Interest Expenses
The interest expenses for fiscal years 2007 and 2006 were as follows:

(In Thousands)	Fiscal 2007	Fiscal 2006
Interest expenses	$139	$142
Interest expenses decreased by $3, or 2.1%, for fiscal year 2007 from $142 to $139 compared with fiscal 2006 due mainly to a lower usage of lines of credit facilities in the Singapore operation as the result of the improved cash flow from operating activities.
Other Income
Other income for fiscal years 2007 and 2006 was as follows:

(In Thousands)	Fiscal 2007	Fiscal 2006
Other income	$178	$598
Other income decreased by $420, or 70.2%, from $598 for fiscal 2006 to $178 for fiscal 2007 primarily due to a decrease in interest income generated from short-term deposits and a decrease in other items, but offset by an increase in rental income and currency transactional gain. Interest income in fiscal 2007 decreased by $64 due to a decrease in interest income generated from short-term deposits as the result of a decrease in short-tern deposits throughout the year. The decrease in the short-term deposits was because the short-term deposits in fiscal year 2006 were from the proceeds from the sale of property in Dublin, Irleland. whereas there was no such activity in fiscal 2007. Other items decreased by $436, which was mainly due to the reversal of a provision of $269 in the fourth quarter of fiscal year 2006 related to the value added tax assessment incurred in our Bangkok testing operation in fiscal 1996. Also contributing to the decrease in other items was the provision for the value added tax of $115 for our China operation in Suzhou in fiscal 2007 due to a change in the local tax policy and a refund of $39 from the Ireland government in fiscal year 2006 due to redundant payments made in prior years by our Ireland testing operation prior to its closure. The Company had no similar other income in fiscal 2007. Rental income, which consisted mainly of space in our Malaysia operation rented to outside vendors, increased by $27 from $87 for fiscal year 2006 to $114 for fiscal year 2007. Currency transaction gain improved by $48, from a translation loss of $46 for fiscal 2006 to a translation gain of $2 for fiscal 2007 due to fluctuations in the exchange rates.
Income Tax
Income tax provision increased by $507, or 196.5%, from $258 in fiscal 2006 to $765 in fiscal 2007. The increase was primarily attributable to higher taxable income generated from the Singapore location. The Singapore operations generated a profit of $3,403 in fiscal 2007, up from $1,416 in fiscal 2006. The income tax provision included a utilization of deferred tax assets of $160 in Malaysia operation due to the utilization of the operating loss carried forward in fiscal 2007. The Malaysia operations generated a profit of $520 in fiscal 2007, an increase of $420, as compared to $100 for fiscal 2006. The reversal of in deferred tax assets in Malaysia was offset by a reversal of the deferred tax liability of $226 in the Singapore operations. The statutory income tax rate in Singapore was decreased to 18% in fiscal 2007 from 20% in fiscal 2006.
Minority Interest
As of June 30, 2007 we held a 55% interest in Trio-Tech Malaysia. The minority interest for fiscal 2007, in the net income of subsidiaries, was $163, an increase of $75 compared to the minority interest of $88 for fiscal 2006. The increase in the minority interest was attributable to the improvement in the net income generated from the Malaysia testing operation.
Income from Discontinued Operations
The income from discontinued operations of $8,459 for fiscal year 2006 represented gain from the sale of property located in Dublin, Ireland of $8,909, which was completed in November 2005, offset by the loss from discontinued operations of $450. The Company had no similar transactions for fiscal 2007.
Income from Continuing Operations before Minority Interest and Net Income
Income from continuing operations before minority interest increased by $2,786 as the result of an increase in income from operations and a decrease in interest expenses, but offset by a decrease in other income and an increase in tax provision, as previously discussed. Net income for fiscal 2007 was $3,308, a decrease of $5,748 compared to $9,056 in fiscal 2006. The decrease was primarily due to a drop in income from discontinued operations of $8,459, as there was no income generated from discontinued operations in fiscal 2007.

Earnings per Share
Basic and diluted earnings per share from continuing operations were $1.03 and $1.02, respectively, in fiscal 2007, an increase of $0.84 and $0.83, respectively, compared with $0.19 for fiscal 2006. There was no income or loss from discontinued operations for fiscal 2007. Basic and diluted earnings per share attributable to discontinued operations for fiscal 2006 were $2.72 and $2.71, respectively.
Segment Information
The revenue, gross margin and income from each segment for fiscal 2007 and fiscal 2006, respectively, are presented below. As the segment revenue and gross margin for each segment have been discussed in the previous section, only the comparison of income from operations is discussed below.
Manufacturing Segment

Manufacturing Segment	Year Ended June 30,
(In Thousands)	2007	2006
Revenue	$24,056	$12,444
Gross margin	16.1%	19.2%
Income (loss) from operations	$965	$(78)
Income from operations in the manufacturing segment was increased by $1,043 to $965 in fiscal 2007, from an operating loss of $78 in fiscal 2006. The improvement in operating profit was attributable to the $1,492 increase in gross profit, but offset by an increase in operating expenses of $449. Operating expenses for the manufacturing segment were $2,911 and $2,462 for fiscal 2007 and 2006, respectively. The increase in operating expenses was mainly attributable to an increase in payroll and related expenses as a result of the rise in headcount in the Singapore operations in fiscal 2007.
Testing Segment

Testing Segment	Year End June 30,
(In Thousands)	2007	2006
Revenue	$20,883	$14,455
Gross margin	37.5%	35.2%
Income from operations	$3,330	$1,454
Income from operations in the testing segment in fiscal 2007 was $3,330, an increase of $1,876, or 129.0%, compared to $1,454 in fiscal 2006. The increase was due primarily to an increase of $2,743 in gross profit, but offset by an increase of $867 in operating expenses. Operating expenses in the testing segment were $4,505 and $3,638 for fiscal 2007 and 2006, respectively. The increase in operating expenses was primarily due to an increase in payroll and related expenses as a result of the increase in headcount in the Singapore operations and an increase in operating expenses in the newly started China operation in Suzhou, which began its testing operation in the second quarter of fiscal 2007.
Distribution Segment

Distribution Segment	Year Ended June 30,
(In Thousands)	2007	2006
Revenue	$1,811	$2,200
Gross margin	21.1%	20.7%
Loss from operations	$(66)	$(118)
Loss from operations in the distribution segment decreased from $118 in fiscal 2006 to $66 in fiscal 2007. Lower operating loss in fiscal year 2007 was attributable to a decrease in operating expenses of $125, but offset by a drop in gross profit of $73. Operating expenses were $448 and $573 for fiscal 2007 and fiscal 2006, respectively. The decrease in operating expenses was due to a decrease in provision for doubtful debts, as some doubtful debts from customers provided in fiscal 2006 were recovered in fiscal 2007, and lower commission expenses as a result of the decrease in commissionable sales.

Corporate
The loss from operations for Corporate for fiscal 2007 and 2006 was as follows:

	Year Ended June 30,
(In Thousands)	2007	2006
Loss from operations	$(32)	$(771)
Corporate operating loss decreased by $739 from fiscal 2006 to $32 in fiscal 2007. Such a decrease in corporate income was attributable to the fee imposed on all the subsidiaries on a fixed percentage of revenue, which income increased as the result of increased revenue from subsidiaries. Another factor was operation expenses last fiscal year included accrued director and corporate officer bonuses of $859 mainly attributable to bonuses based on the gain from the sale of real property in Dublin, Ireland. The Company had no comparable bonuses for fiscal 2007. The director and corporate officer bonuses were $350 in fiscal 2007 and $859 in fiscal 2006, respectively.
Comparison of Fiscal 2006 and 2005
The following table presents certain data from the consolidated statements of income as a percentage of net sales for fiscal years 2006 and 2005 ended June 30:

	Year Ended June 30,
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
As a percentage of the total revenue, the revenue generated by the testing segment in fiscal 2006 accounted for 49.67% of total sales, representing an increase of 4.55%, compared to 45.12% in fiscal 2005. In terms of dollar amount, the revenue for fiscal 2006 was $14,455, reflecting an increase of $3,148, or 27%, compared to $11,307 for fiscal 2005. The increase in revenue generated by the testing segment was attributable to our testing operations in Singapore and Malaysia. These operations achieved better sales performances, compared to their performances in fiscal 2005, due to a hike in demand for testing services in Southeast Asia. We believe that the increase in demand for testing services resulted from the strong economic growth and robust development in the electronics manufacturing industries in China. In addition, an increase in demand from one of our customers with regard to its high-end personal computers, notebooks and server chips also contributed to the increase. Demand for testing services varies from time to time depending on changes taken place in the market and our customers’ forecasts. We anticipate that our customers will continue to request our services to perform “burn-in” on chips to be used in wireless handsets, automotive applications and wired communications, all of which are currently in high demand in their respective markets.
Our testing facilities provide customers with a full range of testing services, such as burn-in and product life testing for finished semiconductors or packaged components. The acquisition of the testing operation in Shanghai in January 2006 and the newly started testing operation in Suzhou in the second quarter of fiscal 2007 paved a road for us to expand our testing and burn-in services in China’s market.
Backlog in the testing segment at June 30, 2006 was $12,029, an increase of $4,645, or 63%, compared to $7,384 at June 30, 2005 due to the demand for testing services with regard to faster speed microprocessor chips in Southeast Asia.
As a percentage of the total revenue, the revenue generated by the distribution segment in fiscal 2006 accounted for 7.56%, a decrease of 4.7% compared to 12.26% in fiscal 2005. In terms of dollar amount, revenue for fiscal 2006 was $2,200, a decrease of $873, or 28%, compared to $3,073 for fiscal 2005. The contributing factors behind this drop were lower demand for back-end products such as Vibration equipment and Chambers in the third and fourth quarters of fiscal 2006, a saturation of equipment and electronic components in the current market, and continued conservative spending on capital equipment by many companies.
We continued to focus our marketing efforts on Asia, as we believed that the recovery of equipment sales in that region was improving more rapidly than sales within the U.S. Equipment sales in the U.S. continued to decline as many companies were still conservative in capital equipment spending. The distribution operation located in Singapore focused on selling Wet Process Stations primarily to research institutions and local universities. Equipment and electronic component sales are very competitive, as the products are prevalent in the market. Thus, “add value” has been a key phrase in the mission statement of the distribution segment.
The backlog in the distribution segment at June 30, 2006 was $535, reflecting a decrease of $564, or 51%, compared to the backlog of $1,099 at June 30, 2005, due to a lower demand for back-end products, such as Vibration equipment, chambers and wafer fabricators.
Overall Gross Margin
Overall gross margin, as a percentage of net sales was improved by 3.2% from 24.1% for fiscal 2005 to 27.3% for fiscal 2006. In terms of dollar amount, gross margin for fiscal 2006 was $7,931,an increase of $1,884, or 31%, compared to $6,047 for fiscal 2005. The increase in overall gross margin was due to the decrease of material costs in the manufacturing segment, and better utilization of testing facilities in the testing segment, offset by the decline of the gross margin in the distribution segment due to lower margin back-end products.
Gross margin as a percentage of revenue in the manufacturing segment was improved by 3.8%, from 15.3% in fiscal 2005 to 19.2% in fiscal 2006. In terms of dollar amount, gross margin in the manufacturing segment in fiscal 2006 was $2,384, an increase of $746, or 46%, compared to $1,638 in fiscal 2005. The increase in gross margin was mainly due to lower material costs incurred. The reduction in material costs was the result of our cost reduction plan, under which a portion of the manufacturing process was outsourced to cost effective, competitive vendors.

Gross margin as a percentage of revenue in the testing segment was improved by 3.2%, from 32% in fiscal 2005 to 35.2% in fiscal 2006. However, in terms of dollar amount, gross margin in the testing segment for fiscal 2006 increased by 40% to $5,092 in fiscal 2006 from $3,617 in fiscal 2005. The increase in gross margin was consistent with the increase in revenue. Our testing facilities require substantial investment to be built and significant portions of our operating costs are fixed in nature. In general, these costs do not decline along with reductions in customer demand or the utilization of our testing capacity, which in turn can adversely affect our profit margin. Conversely, as product demand rises and facility utilization increases, the fixed costs are spread over the increased output, which improve our profit margins.
Gross margin, as a percentage of revenue in the distribution segment, decreased by 5.1%, from 25.8% in fiscal 2005 to 20.7% in fiscal 2006. In terms of dollar amount, gross margin in the distribution segment in fiscal 2006 was $455, a decrease of $338, or 43%, compared to $793 in fiscal 2005. The decline in gross margin was because the revenue in the distribution segment for fiscal 2006 was primarily generated from low margin back-end products.
Operating Expenses
Operating expenses for fiscal years ended June 30, 2006 and 2005, respectively:

	Year Ended June 30,
(In Thousands)	2006	2005
General and administrative	$6,321	$4,466
Selling	$970	$1,058
Research and development	$70	$93
Impairment loss	$61	$70
Loss on disposal of PP&E	$22	$1

	$7,444	$5,688

General and administrative expenses increased by $1,855, or 41.5%, from fiscal 2005 to fiscal 2006 due to an increase of $546 in payroll expenses as the result of a larger headcount to handle the rise in sales volume, an increase of $78 in provision for doubtful debts, and an increase of $388 in general and administration expenses. Directors and officers’ bonuses increased by $843 as a result of the gain related primarily to the sale of the Ireland property. These bonuses were granted based primarily on a percentage of our pre-tax profits for fiscal 2006, which was consistent with our long standing compensation programs for directors and corporate officers. With regard to the gain of the property located in Dublin, Ireland, the recipients agreed to take their bonuses based on after-tax profits.
Selling expenses decreased by $88, or 8.3%, from fiscal 2005 to fiscal 2006 due to fewer net sales in the distribution segment, which had a commission basis.
Research and development decreased by $23, or 24.7%, from fiscal 2005 to fiscal 2006 due to less activity and fewer employee costs in the U.S. operation.
Impairment loss decreased by $9, or 12.9%, from fiscal 2005 to fiscal 2006 due to fewer instances of obsolete machinery and burn-in equipment in Singapore. The burn-in equipment and machinery become obsolete as technology changes. The impairment loss consisted of machinery, equipment and leasehold improvements (pertaining to the Singapore operations) due to changes in demand for certain burn-in services, which in turn made certain of our existing burn-in facilities obsolete.
Loss on disposal of property, plant and equipment increased by $21 from fiscal 2005 to fiscal 2006 due to the disposal of certain fixed assets at a loss.
Income from Operations
Income from operations, as a percentage of total revenue was improved marginally by 0.3% from 1.4% for fiscal 2005 to 1.7% for fiscal 2006. In terms of dollar amount, income from operations increased by $128, or 36%, from $359 for fiscal 2005 to $487 for fiscal 2006 due to an increase in gross profit of $1,884, offset with a net increase in operating expenses of $1,756.

Interest Expenses
The interest expenses for fiscal years ended June 30, 2006 and 2005 were as follows:

	Year Ended June 30,
(In Thousands)	Fiscal 2006	Fiscal 2005

Interest expenses	$142	$165
Interest expenses decreased by $23, or 14%, from fiscal 2005 to fiscal 2006 due mainly to a lower usage of lines of credit. However, this was offset by an increase in term loans in the Singapore operation.
Other Income
Other income for fiscal years ended June 30, 2006 and 2005 was as follows:

	Year Ended June 30,
(In Thousands)	Fiscal 2006	Fiscal 2005

Other income	$598	$182
Other income increased by $416, or 228.6%, from fiscal 2005 to fiscal 2006 primarily due to the increase in interest income generated from short-term deposits and an increase in other items, but offset by the currency transactional loss. Interest income in fiscal 2006 increased by $155 due to short-term deposits made using the proceeds from the sale of the property in Dublin, Ireland. Other items increased by $317, mainly due to the reversing of a provision of $269 in the fourth quarter related to the value added tax assessment incurred in our Bangkok testing operations in fiscal 1996. The reversal was a result of the review conducted by the tax authority in Thailand to comply with the tax regulation there. Also contributing to the increase of other items was the receipt of $39 from the Ireland government due to redundant payments incurred in our former testing operations in Ireland. These were offset by a currency translation loss, which increased by $56 from a current transactional gain of $10 for fiscal 2005.
Income Tax
Income tax provision increased by $100, or 63.3%, from $158 in fiscal 2005 to $258 in fiscal 2006. This increase was primarily attributable to higher taxable income generated from the Singapore location. The Singapore operations generated a profit of $1,416 in fiscal 2006, up from $561 in fiscal 2005. The income tax amount included a provision for deferred tax liability of $28 for the Singapore operation and net of a deferred tax liability of $10 for the Bangkok operation as the result of a reversal of deferred tax assets provision from the prior year. These were offset by net of a deferred tax assets provision of $86 for the Malaysia operation. The effective tax rate decreased from 42% in fiscal 2005 to 27% in fiscal 2006. The decrease was due to the use of foreign tax credits and general business credits, offset by the dividend income in fiscal 2006.
Income from Discontinued Operations
Income from discontinued operations for fiscal 2006 was $8,459, which included a gain of $8,909 from the sale of property located in Dublin, Ireland offset by a loss of $450 from discontinued operations.
Net Income
Net income for fiscal 2006 increased 3,997% over net income for fiscal 2005. Net income was $9,056 in fiscal 2006 compared to $221 in fiscal 2005. The main factor that contributed to the increase of $8,835 was the gain of $8,909 from the sale of property located in Dublin, Ireland. The increase of $381 in income from continuing operations was due to the increase of net sales and the increase of $416 in other income. The majority of the other income was from the reversal of a tax provision of $269 in the fourth quarter, in accordance with instruction from the tax authority in Thailand.
Earnings per Share per Common Share
Basic and diluted earnings per common share from continuing operations were $0.19 in fiscal 2006, an increase of $0.12. Basic and diluted earnings per share from discontinued operations were $2.72 and $2.70, respectively, in fiscal 2006, as compared to $0 in fiscal 2005, mainly due to income from discontinued operations derived from the sale of the Dublin, Ireland property.

Segment Information
The revenue, gross margin and income from each segment for fiscal 2006 and fiscal 2005, respectively, are presented below. As the segment revenue and gross margin for each segment have been discussed in the previous section, only the comparison of income from operations is discussed below.
Manufacturing Segment

Manufacturing Segment	Year Ended June 30,
(In Thousands)	2006	2005

Revenue	$12,444	$10,681
Gross margin	19.2%	15.3%
Loss from operations	$(78)	$(108)
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
Testing Segment

Testing Segment	Year Ended June 30,
(In Thousands)	2006	2005

Revenue	$14,455	$11,307
Gross margin	35.2%	32.0%
Income from operations	$1,454	$540
Income from operations in the testing segment in fiscal 2006 was $1,454, an increase of $914, or 169%, compared to $540 in fiscal 2005. The increase was due primarily to the increase of $1,475 in gross margin, as previously discussed. In addition, an increase in demand from one of our customers with regard to its high-end personal computers, notebooks and server chips also contributed to the increase. Offsetting the positive increase was an increase of $561 in operating expenses. Operating expenses in the testing segment were $3,638 and $3,077 for fiscal 2006 and 2005, respectively. The increase in operating expenses was primarily due to the increase in payroll and related expenses, as a result of the increase in headcount in Singapore in fiscal 2006.
Distribution Segment

Distribution Segment	Year Ended June 30,
(In Thousands)	2006	2005

Revenue	$2,200	$3,073
Gross margin	20.7%	25.8%
Loss from operations	$(118)	$(80)
Loss from operations in the distribution segment increased from $80 in fiscal 2005 to $118 in fiscal 2006. The increase in operating loss was attributable to a decrease in gross profit of $338, offset by a decrease in operating expenses of $300. The decline in gross margin was a result of the revenue primarily from low margin back-end products in fiscal 2006. Operating expenses were $573 and $873 for fiscal 2006 and fiscal 2005, respectively. The decrease in operating expenses was attributable to lower selling expenses as the result of the decrease in sales.
Corporate
The (loss) income from operations for Corporate for the fiscal years 2006 and 2005 were as follows:

Corporate	Year Ended June 30,
(In Thousands)	2006	2005

Income (Loss) from operations	$(771)	$7

Corporate operating income decreased by $778 from an income of $7 in fiscal 2005 to a loss of $771 in fiscal 2006. Such a decrease in corporate income was attributable to higher director and corporate officer bonuses of $859 incurred in fiscal 2006, whereas the director and corporate officer bonuses were $16 in fiscal 2005.
Liquidity Comparison
Comparison of Fiscal 2007 and 2006
Net cash provided by operating activities during fiscal 2007 was $7,938, an increase of $8,788 from net cash outflows of $850 in fiscal 2006. The increase in net cash provided by operating activities in fiscal 2007 was primarily due to the following reasons: an increase of $2,711 in income from continuing operations, an increase of $10, 460 in non-cash items and an increase of $4,076 in cash flow from changes in operating assets and liabilities. The net income for fiscal 2007 decreased by $5,748 to $3,308 compared with $9,056 for fiscal 2006. However, a non-cash gain of $8,909 from discontinued operations on the sale of property in Dublin, Ireland was included as an adjustment to net income in fiscal 2006. Depreciation and amortization expenses as a non-cash item for fiscal 2007 also made a significant impact of $2,857 (positive cash flow). Simultaneously, changes in the accounts receivables for fiscal 2007 made a positive cash flow of $967 compared to a negative cash flow of $4,515 for fiscal 2006, which was reduced primarily by negative cash outflow of $276 from other assets.
Net cash used in investing activities increased by $5,401 to $2,668 for fiscal 2007 from a cash inflow of $2,733 for fiscal 2006. The increase in net cash used by investing activities was primarily due to an increase in capital expenditures from $1,255 in fiscal 2006 to $2,812 in fiscal 2007, and proceeds of $8,401 received from the sale of the Ireland property in fiscal 2006. The increase in capital expenditure was primarily for the purchase of machinery and equipment in fiscal 2007 in the Singapore and China operations in order to meet customers’ demands. Offsetting the increase in net cash used by investing activities was an increase of $4,562 in the net proceeds from maturing short-term deposits.
Net cash used in financing activities increased by $228 from $1,046 for fiscal 2006 to $1,274 for fiscal 2007. The increase was mainly due to a drop of $1,056 in proceeds from long-term bank loans and capital leases, and a decrease of $761 in proceeds from exercising stock options. Furthermore, dividends paid to minority interests also increased by $14. However, these were offset by (i) dividends of $323 paid to shareholders in fiscal 2007 compared to $1,608 in fiscal 2006; (ii) proceeds of $118 received in fiscal 2007 from a 10% shareholder from disgorgement of short-swing profits from prohibited transactions in our common shares pursuant to section 16(b) of the Securities and Exchange Act of 1934; (iii) a decrease of $104 in net payment on lines of credit; and (iv) a decrease of $96 in repayment of bank loans and capital leases.
We believe we have the necessary financial resources to meet our projected cash requirement for at least the next twelve months.
Comparison of Fiscal 2006 and 2005
Net cash used in operating activities for fiscal 2006 was $850, a decrease of $1,774, or 192%, compared to net cash of $924 provided by operating activities for fiscal 2005. The decrease in net cash provided by operating activities in fiscal 2006 was attributable to the following factors: (i) the increase in net income; (ii) the increase in non-cash items; (iii) the changes in operating assets and liabilities; and (iv) the cash inflow from accounts payable. The net income from operating activities in fiscal 2006 was increased by $8,835, from $221 in fiscal 2005 to $9,056. However, the increase was caused by the sale of property of a discontinued operation in the amount of $8,909. The cash inflow from accounts payable increased by $2,728 to $2,525 in fiscal 2006, compared to a cash outflow of $203 in fiscal 2005 as a result of the increase in material purchases to support the sales backlog. Also offsetting net cash was the cash outflow from accounts receivable of $4,515, which increased by $4,050, from a cash outflow of $465 in fiscal 2005.
Net cash provided by investing activities in fiscal 2006 was $2,733, an increase of $3,674, or 390%, compared to net cash of $941 used in investing activities in fiscal 2005. Compared to fiscal 2005, the increase in net cash provided by investing activities in fiscal 2006 was attributable to: (i) net proceeds from discontinued operations, which were $8,401 in fiscal 2006 whereas there were no such proceeds in fiscal 2005; (ii) a decrease in capital expenditures by $1,051 to $1,255 for fiscal 2006, compared to $2,306 for fiscal 2005; (iii) an increase in proceeds from the disposal of equipment of $154 in fiscal 2006 compared to proceeds of only $1 in fiscal 2005; (iv) a decrease in acquisition costs of $988 to $138 incurred in fiscal 2006 compared to $1,126 incurred in fiscal 2005; and (v) proceeds of $4,429 used in investing in short-term deposits in fiscal 2006 compared to net cash of $2,490 provided by net investment in short-term deposits in fiscal 2005.
Net cash used in financing activities increased by $1,163 to $1,046 in fiscal 2006 from a cash inflow of $117 in fiscal year 2005. The increase in net cash used in financing activities in fiscal 2006 as compared to fiscal 2005 was primarily due to more proceeds from long-term debt of $1,062 as compared to $862 incurred to expand the operation in Singapore, and proceeds of $784 from stock options exercised compared to $27. However, these were offset by (i) net repayments on the line of credit of $220; (ii) fewer dividends paid to minority interest of $28 as compared to $53; (iii) dividends of $1,608 paid to shareholders in fiscal 2006 compared to $0 in fiscal 2005; and (iv) repayments of $1,036 in debt and capital leases (which included repayment of Ireland’s outstanding equipment loan of $88) made in fiscal 2006, compared to repayments of $909 made in fiscal 2005.

Capital Resources
Our working capital (defined as current assets minus current liabilities) has historically been generated primarily from the following sources: operating cash flow, availability under our revolving line of credit and short term loans. The working capital was $16,445 as of June 30, 2007, representing an increase of $3,150, or 23.7%, compared to working capital of $13,295 as of June 30, 2006 mainly due to an increase in cash and a decrease in accounts payables as discussed above.
The majority of our capital expenditures are based on the demands from our customers, as we are in a capital intensive industry. In the past three years, our capital expenditures ranged from $1.7 million to $2.9 million. We financed our capital expenditures and other operating expenses through operating cash flows, our revolving line of credit and long term debts. While we had no current outstanding borrowings under our revolving lines of credit, we procured long-term loans of $675 and capitalized leases of $280 in fiscal 2007.
Our credit rating provides us with ready and adequate access to funds in global markets. At June 30, 2007, we had available unused short-term lines of credit totaling $11,587.

Entity with	Type of	Interest	Expiration	Credit	Unused
Facility	Facility	Rate	Date	Limitation	Credit
Trio-Tech Malaysia	Line of Credit	Prime rate (6.75% as of June 30, 2007) plus 2.5% per annum	May 2008	$128	$128
Trio-Tech Bangkok	Line of Credit	Prime rate (6.5% as of June 30, 2007) plus 1% per annum	October 2008	126	126
Trio-Tech Singapore	Line of Credit	Prime rate 5.75% as of June 30, 2007) plus 0.25% per annum	April 2008	11,333	11,333

Total				$11,587	$11,587

We believe that projected cash flows from operations, borrowing availability under our revolving lines of credit, cash on hand, and trade credit will provide the necessary capital to meet our projected cash requirements for at least the next 12 months. Should we find attractive capital investment, we may seek additional debt or equity financing in order to fund the transaction, in the form of bank financing, convertible debt, or the issuance of common stock.
Contractual Obligations
The following contractual obligations servicing table describes our overall future cash obligation based on various current contracts in the next five years:

	Payments Due by Period (at June 30, 2007) (In Thousands)
		Less than	1 - 3	After
	Total	1 Year	Years	3 Years
Lines of Credit	$—	$—	$—	$—
Notes Payable	675	536	139	—
Interest on Notes Payable	$20	19	1	—
Capital Leases	280	125	155	—
Operating Leases	1,600	930	670	—

Total	$2,575	$1,610	$965	$—

Corporate Guarantee Arrangement
The Company provides a corporate guarantee of approximately $1,634 to one of its subsidiaries in Southeast Asia to secure line-of-credit and term loans from a bank to finance the operations of such subsidiary. With the strong financial position of the subsidiary company, the Company believes this corporate guarantee arrangement will have no material impact on its liquidity or capital resources.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Rate Risk
Although the majority of our sales, cost of manufacturing and marketing are transacted in U.S. dollars, significant portions of our revenue are denominated in Singapore and Euro dollars, Malaysian ringgit, Thai baht and other currencies. Consequently, a portion of our costs, revenue and operating margins may be affected by fluctuations in exchange rates, primarily between the U.S. dollar and such foreign currencies. Our financial position and results of operations are also affected by fluctuations in exchange rates between reporting currency (which is in U.S. dollars) and functional currencies used in our operations. Foreign currency translation adjustments resulted in an increase of $911 in fiscal 2007, a decrease of $190 in fiscal 2006 and an increase of $25 in fiscal 2005 to shareholders’ equity.
We try to reduce our risk of foreign currency fluctuations by purchasing certain equipment and supplies in U.S. dollars and seeking payment, when possible, in U.S. dollars. However, we may not be successful in our attempts to mitigate our exposure to exchange rate fluctuations. Those fluctuations could have a material adverse effect on the Company’s financial results.
Interest Rate Risk
We do not use derivative financial instruments in our investment portfolio. Our investment portfolio is generally comprised of cash deposits. Our policy is to place these investments in instruments that meet high credit quality standards. These securities are subject to interest rate risk and could decline in value if interest rates fluctuate, and thus subject us to market risk due to those fluctuations. Due to the short duration and conservative nature of our investment portfolio, we do not expect any material loss with respect to our investment portfolio, though no assurances can be given that material losses will not occur.
The interest rates on our loans and lines of credit range from 5.25% to 7.50% per annum. As of June 30, 2007, the outstanding aggregate principal balance on these loans and lines of credit was approximately $675. These interest rates are subject to change and we cannot predict an increase or decrease in rates, if any.

						Fair
Fiscal year ending June 30,	2008	2009	2010	Thereafter	Total	Value
Loans:
Denominated in Singapore dollars; interest is at the bank’s prime rate (4.25% at June 30, 2007 and 2006) plus 1% per annum	$16	—	—	—	$16	$16
Denominated in Singapore dollars; interest is at the bank’s prime rate (4.25% at June 30, 2007 and 2006) plus 1% per annum	$150	—	—	—	$150	$150
Denominated in Thailand baht; interest is at the bank’s prime rate (7.00% at June 30, 2007 and 2006)	$39	—	—	—	$39	$39
Denominated in Singapore dollars; interest is at the bank’s prime rate (2.4768% at June 30, 2007 and 3.41% at June 30, 2006) plus 3.5% per annum	$218	91	—	—	$309	$309
Denominated in Singapore dollars; interest is at the bank’s prime rate (4.25% at June 30, 2007 and 2006) plus 1% per annum	$113	$48	$—	—	$161	$161

Total	$536	$139	$—	$—	$675	$675

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information called for by this item is included in the Company’s consolidated financial statements beginning on page 45 of this Annual Report on Form 10-K.
ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A – CONTROLS AND PROCEDURES
An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer (the principal executive and principal financial officers, respectively, of the Company) of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2007, the end of the period covered by this Form 10-K. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective. During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
ITEM 9B – OTHER INFORMATION
Not applicable.
PART III
The information required by Items 10 through 14 of Part III of this Form 10-K (information regarding our directors and executive officers, executive compensation, security ownership of certain beneficial owners, management, related stockholder matters, and certain relationships and related transactions and principal accountant fees and services, respectively) is hereby incorporated by reference from the Company’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2007.
PART IV
ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1 and 2)	FINANCIAL STATEMENTS AND SCHEDULES:

The following financial statements, including notes thereto and the independent auditors’ report with respect thereto, are filed as part of this Annual Report on Form 10-K, starting on page 45 hereof:

1. Report of Independent Public Registered Accounting Firm
2. Consolidated Balance Sheets
3. Consolidated Statements of Income and Comprehensive Income
4. Consolidated Statements of Shareholders’ Equity
5. Consolidated Statements of Cash Flows
6. Notes to Consolidated Financial Statements

(b) EXHIBITS:

Number	Description
3.1	Articles of Incorporation, as currently in effect. [Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for June 30, 1988.]

3.2	Bylaws, as currently in effect. [Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for June 30, 1988.]

10.1	Credit Facility Letter dated January 4, 2001, between Trio-Tech International Pte. Ltd. and Standard Chartered Bank. [Incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for June 30, 2001.]

10.2	1998 Stock Option Plan. [Incorporated by reference to Exhibit 1 to the Company’s proxy statement filed under regulation 14A on October 27, 1997.] **

10.3	Directors Stock Option Plan. [Incorporated by reference to Exhibit 2 to the Company’s proxy statement filed under regulation 14A on October 27, 1997.] **

10.4	Real Estate Lease dated February 1, 1999 between Martinvale Development Company and Universal Systems. [Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for June 30, 1999.]

10.5	Real Estate Lease dated February 16, 2001 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1004 Toa Payoh North #07-01/07 and #03-01/03. [Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for June 30, 2001.]

10.6	Real Estate Lease dated May 13, 1999 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1004 Toa Payoh North #03-16/17. [Incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for June 30, 2001.]

10.7	Real Estate Lease dated October 13, 1999 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1004 Toa Payoh North #01-08/15. [Incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for June 30, 2001.]

10.8	Real Estate Lease dated December 7, 2000 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1004 Toa Payoh North #01-16/17. [Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for June 30, 2001.]

10.9	Real Estate Lease dated January 3, 2000 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1008 Toa Payoh North #03-01/06. [Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for June 30, 2001.]

10.10	Real Estate Lease dated October 13, 1999 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1008 Toa Payoh North #03-09/15 and #03-16/18. [Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for June 30, 2001.]

10.11	Real Estate Lease dated May 2, 2000 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1008 Toa Payoh North #01-08. [Incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K for June 30, 2001.]

10.12	Real Estate Lease dated September 12, 2000 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1008 Toa Payoh North #07-17/18. [Incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for June 30, 2001.]

10.13	Real Estate Lease dated October 30, 2000 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1008 Toa Payoh North #07-01. [Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for June 30, 2001.]

10.14	Real Estate Lease dated February 26, 2002 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1004 Toa Payoh North #02-11/15. [Incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for June 30, 2002.]

10.15	Real Estate Lease dated June 10, 2002 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1004 Toa Payoh North #02-08/10. [Incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for June 30, 2002.]

Number	Description
10.16	Credit Facility Letter dated November 16, 2001 and June 24, 2002, between Trio-Tech International Pte. Ltd. and Standard Chartered Bank. [Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for June 30, 2002.]

10.17	Credit Facility Letter dated July 24, 2002, between Trio-Tech International Pte. Ltd. and OCBC Bank. [Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for June 30, 2002.]

10.18	Credit Facility Letter dated May 21, 2002, between Trio-Tech (M) Sdn Bhd and HSBC Bank Malaysia Berhad. [Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for June 30, 2002.]

10.19	Credit Facility Letter dated January 22, 2002, between Trio-Tech (KL) Sdn Bhd and Public Bank Berhad. [Incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for June 30, 2002.]

10.20	Real Estate Lease dated November 8, 2001 between Elbar Investments, L.P. and Trio-Tech International for 14731 Califa Street, Van Nuys. [Incorporated by reference to Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K for June 30, 2002.]

10.21	Amendment to the Directors Stock Option Plan [Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for June 30, 2002.] **

10.22	Credit Facility Letter dated January 28, 2003, between Trio-Tech (M) Sdn Bhd and HSBC Bank Malaysia Berhad [Incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for June 30, 2003.]

10.23	Credit Facility Letter dated September 20, 2002, between KTS Incorporated and Bank of America. [Incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for June 30, 2003.]

10.24	Real Estate Lease dated January 12, 2001 between JTC Corporation and Trio-Tech International Pte. Ltd. for Toa Payoh North #01-S3/S4. [Incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for June 30, 2003.]

10.25	Sales and Purchase Agreement, dated March 29, 2004 between TS Matrix BHD. and Trio Tech (Malaysia) SDN BHD. [Incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed on July 15, 2004.]

10.26	Real Estate Sublease, dated July 1, 2004 between TS Matrix BHD. and Trio Tech (Malaysia) SDN. BHD. for factory lot no. 11A Kawansan MIEL Sungai Way Baru (FTZ), Phase III Selangor Darul Ehsan. [Incorporated by reference to Exhibit 10.1 to the Registrant’s Amended Form 8-K filed on August 20, 2004.]

10.27	Real Estate Lease dated April 28, 2004 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1004 Toa Payoh North #04-14/16 and #04-17. [Incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for June 30, 2004.]

10.28	Real Estate Lease dated April 28, 2004 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1004 Toa Payoh North #03-08/10. [Incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for June 30, 2004.]

10.29	Real Estate Lease dated April 19, 2004 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1008 Toa Payoh North #02-17. [Incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for June 30, 2004.]

10.30	Real Estate Lease dated May 26, 2004 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1008 Toa Payoh North #02-15/16. [Incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for June 30, 2004.]

10.31	Credit Facility Letter dated July 7, 2003, between Trio-Tech International Pte. Ltd, and Hong Leong Finance Limited. [Incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for June 30, 2004.]

10.32	Credit Facility Letter dated October 2, 2003, between Trio-Tech Bangkok and Kasikornbank Public Company Limited. [Incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for June 30, 2004.]

Number	Description
10.33	Credit Facility Letter dated October 7, 2003, between Trio-Tech International Pte. Ltd, and DBS Bank Ltd. [Incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for June 30, 2004.]

10.34	Credit Facility Letter dated August 11, 2003 between Trio-Tech International Pte. Ltd. and Standard Chartered Bank. [Incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for June 30, 2004.]

10.35	Letter of Offer, dated June 3, 2005 between Globetronics Technology BHD. and Trio Tech International PTE. LTD.. [Incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed on June 8, 2005.]

10.36	Real Estate Lease, dated December 1, 2003 between Trio Tech (Malaysia) SDN. BHD. and Amphenol Malaysia Sdn. Bhd. for factory plot no. 1A Phase 1, Bayan Lepas Free Trade Zone, 11900 Pulau Pinang. [Incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for June 30, 2005.]

10.37	Real Estate Lease dated December 6, 2004 between Malaysian Industrial Estates Berhad and Trio Tech (Malaysia) SDN. BHD. for factory lot no. 4 Kawansan MIEL Sungai Way Baru (FTZ), Phase III Selangor Darul Ehsan. [Incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for June 30, 2005.]

10.38	Real Estate Lease dated September 28, 2004 between Ascendas-Xinsu Development (Suzhou) Co., Ltd. and Trio Tech (SIP) Co., Ltd. for Block B #05-01/02 room 6 in Suzhou Industrial Park, China 215021. [Incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for June 30, 2005.]

10.39	Real Estate Lease, dated November 8, 2004 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1008 Toa Payoh North #03-07/08. [Incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for June 30, 2005.]

10.40	Real Estate Lease, dated September 10, 2003 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1008 Toa Payoh North #01-09/11. [Incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for June 30, 2005.]

10.41	Credit Facility Letter dated May 10, 2005, between Trio-Tech International Pte. Ltd, and DBS Bank Ltd. [Incorporated by reference to Exhibit 10. 41 to the Registrant’s Annual Report on Form 10-K for June 30, 2006.]

10.42	Real Estate Lease, dated July 5, 2005 between JTC Corporation and Universal (Far East) Pte. Ltd. for Block 1008 Toa Payoh North #01-15/16. [Incorporated by reference to Exhibit 10. 42 to the Registrant’s Annual Report on Form 10-K for June 30, 2006.]

10.43	Credit Facility Letter dated September 15, 2005 between Trio-Tech International Pte. Ltd. and Standard Chartered Bank. [Incorporated by reference to Exhibit 10. 43 to the Registrant’s Annual Report on Form 10-K for June 30, 2006.]

10.44	Real Estate Lease, dated November 11, 2005 between JTC Corporation and Trio-Tech International Pte Ltd for Block 1004 Toa Payoh North #03-06/07. [Incorporated by reference to Exhibit 10. 44 to the Registrant’s Annual Report on Form 10-K for June 30, 2006.]

10.45	Real Estate Lease, dated March 10, 2006 between JTC Corporation and Trio-Tech International Pte Ltd for Block 1004 Toa Payoh North #04-05/07. [Incorporated by reference to Exhibit 10. 45 to the Registrant’s Annual Report on Form 10-K for June 30, 2006.]

10.46	Credit Facility Letter dated April 6, 2006, between Trio-Tech International Pte. Ltd, and Standard Chartered Bank. [Incorporated by reference to Exhibit 10. 46 to the Registrant’s Annual Report on Form 10-K for June 30, 2006.]

10.47	Credit Facility Letter dated April 6, 2006, between Trio-Tech International Pte. Ltd, and Standard Chartered Bank. [Incorporated by reference to Exhibit 10. 47 to the Registrant’s Annual Report on Form 10-K for June 30, 2006.]

10.48	Credit Facility Letter dated July 26, 2006, between Trio-Tech International Pte. Ltd, and DBS Bank Ltd. [Incorporated by reference to Exhibit 10. 48 to the Registrant’s Annual Report on Form 10-K for June 30, 2006.]

10.49	Credit Facility Letter dated April 19, 2007, between Trio-Tech International Pte. Ltd, and Standard Chartered Bank. *

Number	Description
10.50	Real Estate Lease, dated February 20, 2006 between JTC Corporation and Trio-Tech International Pte Ltd for Block 1004 Toa Payoh North #01-08/09/10/11/12/13/14/15 (Ancillary). *

10.51	Real Estate Lease, dated July 31, 2006 between JTC Corporation and Trio-Tech International Pte Ltd for Block 1004 Toa Payoh North #03-06/07 (Ancillary). *

10.52	Real Estate Lease, dated September 26, 2006 between JTC Corporation and Trio-Tech International Pte Ltd for Block 1004 Toa Payoh North #03-01/02/03. *

10.53	Real Estate Lease, dated September 26, 2006 between JTC Corporation and Trio-Tech International Pte Ltd for Block 1004 Toa Payoh North #03-16. *

10.54	Real Estate Lease, dated October 11, 2006 between JTC Corporation and Trio-Tech International Pte Ltd for Block 1004 Toa Payoh North #04-08/09/10. *

10.55	Real Estate Lease, dated October 26, 2006 between JTC Corporation and Trio-Tech International Pte Ltd for Block 1004 Toa Payoh North #07-01/02/03/04/08/06/07 and its ancillary sites. *

10.56	Real Estate Lease, dated May 2, 2007 between JTC Corporation and Trio-Tech International Pte Ltd for Block 1004 Toa Payoh North #04-17, #04-14/15/16 and #03-08/09/10. *

10.57	Real Estate Lease, dated December 20, 2005 between JTC Corporation and Trio-Tech International Pte Ltd for Block 1008 Toa Payoh North #03-07/08 (Ancillary). *

10.58	Real Estate Lease, dated May 9, 2006 between JTC Corporation and Trio-Tech International Pte Ltd for Block 1008 Toa Payoh North #03-09/10/11/12/14/15/16/17. *

10.59	Real Estate Lease, dated July 20, 2006 between JTC Corporation and Trio-Tech International Pte Ltd for Block 1008 Toa Payoh North #01-08. *

10.60	Real Estate Lease, dated September 22, 2006 between JTC Corporation and Trio-Tech International Pte Ltd for Block 1008 Toa Payoh North #02-03/04/05/06. *

10.61	Real Estate Lease, dated September 22, 2006 between JTC Corporation and Trio-Tech International Pte Ltd for Block 1008 Toa Payoh North #02-18. *

10.62	Real Estate Lease, dated January 18, 2007 between JTC Corporation and Trio-Tech International Pte Ltd for Block 1008 Toa Payoh North #07-01. *

10.63	Real Estate Lease, dated January 29, 2007 between JTC Corporation and Trio-Tech International Pte Ltd for Block 1008 Toa Payoh North #07-17/18 and its ancillary site. *

10.64	Real Estate Lease, dated February 21, 2007 between JTC Corporation and Universal (Far East) Pte Ltd for Block 1008 Toa Payoh North #01-09/10/11. *

10.65	Real Estate Lease, dated August 2, 2007 between JTC Corporation and Universal (Far East) Pte Ltd for Block 1008 Toa Payoh North #02-17. *

10.66	Real Estate Lease, dated August 2, 2006 between Ascendas-Xinsu Development (Suzhou) Co., Ltd. and Trio Tech (SIP) Co., Ltd. for Block A #04-13/16 No. 5 Xing Han Street in Suzhou Industrial Park, China 215021.*

10.67	Real Estate Lease, dated August 16, 2006 between Ascendas-Xinsu Development (Suzhou) Co., Ltd. and Trio Tech (SIP) Co., Ltd. for Block A #04-11/12 No. 5 Xing Han Street in Suzhou Industrial Park, China 215021.*

10.68	Credit Facility Letter dated April 4, 2007, between Trio Tech (Malaysia) Sdn Bhd and CIMB Bank (formerly known as Bumiputra-Commerce Bank Berhad)*

10.69	Credit Facility Letter dated May 21, 2007, between Trio Tech (Malaysia) Sdn Bhd and HSBC Bank Malaysia Berhad. *

10.70	Land Development Agreement dated August 27, 2007 between Trio Tech (Chongqing) Co. Ltd. and Jia Sheng Real Property Development Ltd. [Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8K dated August 30, 2007.]

Number	Description
21.1	Subsidiaries of the Registrant (100% owned by the Registrant except as otherwise stated):

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

Prestal Enterprise Sdn. Bhd., a Malaysia Corporation (76% owned by the Registrant)

KTS Incorporated, dba Universal Systems, a California Corporation

Trio-Tech (Suzhou) Co. Ltd., a China Corporation

Trio-Tech (Shanghai) Co. Ltd., a China Corporation

Trio-Tech (ChongQing) Co. Ltd (100% owned by Trio-Tech International Pte. Ltd., a Singapore Corporation)

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
VICTOR H.M. TING
Vice President and Chief Financial Officer Date: September 17, 2007

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

/s/ A. Charles Wilson	September 17, 2007

A. Charles Wilson, Director
Chairman of the Board

/s/ S. W. Yong	September 17, 2007

S. W. Yong, Director
President, Chief Executive Officer
(Principal Executive Officer)

/s/ Victor H.M. Ting	September 17, 2007

Victor H.M. Ting
Vice President, Chief Financial Officer
(Principal Financial Officer)

/s/ Jason T. Adelman	September 17, 2007

Jason T. Adelman, Director

/s/ Richard M. Horowitz	September 17, 2007

Richard M. Horowitz, Director

Exhibit 23.1
CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Trio-Tech International
Van Nuys, California
We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 No. 333-38082 and Form S-8 No. 333-40102 of Trio-Tech International of our report dated September 17, 2007, relating to the consolidated financial statements which appear in this Form 10-K.
/s/ BDO Raffles
BDO Raffles
Singapore
September 17, 2007

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
Date: September 17, 2007

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
Date: September 17, 2007

/s/ VICTOR H.M. TING
Victor H.M. Ting, Chief Financial Officer
and Vice President (Principal Financial Officer)

Exhibit 32
SECTION 1350 CERTIFICATION
Each of the undersigned, S.W. Yong, President and Chief Executive Officer of Trio-Tech International, a California corporation (the “Company”), and Victor H.M. Ting, Vice President and Chief Financial Officer of the Company, do hereby certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge (1) the annual report on Form 10-K of the Company for the year ended June 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ S. W. YONG

Name: S. W. Yong
Title:	President and Chief Executive Officer
Date:	September 17, 2007

/s/ VICTOR H. M. TING

Name: Victor H.M. Ting
Title:	Vice President and
Chief Financial Officer
Date:	September 17, 2007
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
Van Nuys, California:
We have audited the accompanying consolidated balance sheets of Trio-Tech International and Subsidiaries (the “Company”) as of June 30, 2007 and 2006, and the related consolidated statements of operations and comprehensive income, shareholders’ equity statement and cash flows for each of the years in the period ended June 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trio-Tech International and subsidiaries at June 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2007 in conformity with accounting principles generally accepted in the United States of America.
BDO Raffles
/s/ BDO Raffles
Singapore
September 17, 2007

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	June 30,	June 30,
	2007	2006

ASSETS

CURRENT ASSETS:
Cash	$7,135	$2,551
Short-term deposits	7,815	7,839
Trade accounts receivable, less allowance for doubtful accounts of $42 and $225	7,410	8,518
Other receivables	245	306
Inventories, less provision for obsolete inventory of $781 and $448	1,946	2,447
Prepaid expenses and other current assets	122	170

Total current assets	24,673	21,831

PROPERTY, PLANT AND EQUIPMENT, Net	7,458	7,073
OTHER INTANGIBLE ASSETS, Net	212	311
OTHER ASSETS	445	169

TOTAL ASSETS	$32,788	$29,384

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit	$—	$116
Accounts payable	2,265	3,809
Accrued expenses	4,354	3,045
Income taxes payable	948	603
Current portion of notes payable	536	856
Current portion of capital leases	125	107

Total current liabilities	8,228	8,536

NOTES PAYABLE, net of current portion	139	644
CAPITAL LEASES, net of current portion	155	230
DEFERRED TAX LIABILITIES	373	386

TOTAL LIABILITIES	$8,895	$9,796

MINORITY INTEREST	2,459	2,196

SHAREHOLDERS’ EQUITY:
Common stock; no par value, 15,000,000 shares authorized; 3,227,992 and 3,219,407 shares issued and outstanding at June 30, 2007 and 2006, respectively	10,361	10,338
Paid-in capital	460	337
Accumulated retained earnings	10,135	7,150
Accumulated other comprehensive loss-translation adjustments	478	(433)

Total shareholders’ equity	21,434	17,392

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$32,788	$29,384

See accompanying notes to consolidated financial statements

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

	Years Ended June 30,
	2007	2006	2005
Revenue
Products	$25,867	$14,644	$13,754
Services	20,883	14,455	11,307

	46,750	29,099	25,061

Cost of Sales
Cost of products sold	21,608	11,805	11,324
Cost of services rendered	13,049	9,363	7,690

	34,657	21,168	19,014

Gross Margin	12,093	7,931	6,047

Operating Expenses
General and administrative	6,561	6,321	4,466
Selling	1,091	970	1,058
Research and development	69	70	93
Impairment loss	176	61	70
(Gain) Loss on disposal of property, plant and equipment	(1)	22	1

Total Operating Expenses	7,896	7,444	5,688

Income from Operations	4,197	487	359

Other Income (Expenses)
Interest expense	(139)	(142)	(165)
Other income	178	598	182

Total Other Income	39	456	17

Income from Continuing Operations before Income Tax	4,236	943	376

Income Tax Provision	765	258	158

Income from Continuing Operations before Minority Interest	3,471	685	218

Minority interest	(163)	(88)	(2)

Income from Continuing Operations	3,308	597	216

Discontinued Operations (Note 18)
Income from discontinued operations	—	8,459	5

Net Income Attributed to Common Shares	$3,308	$9,056	$221

BASIC EARNINGS PER SHARE:
Basic earnings per share from continuing operations	$1.03	$0.19	$0.07
Basic earnings per share from discontinued operations	—	2.72	0.00

Basic earnings per share	$1.03	$2.91	$0.07

DILUTED EARNINGS PER SHARE:
Diluted earnings per share from continuing operations	$1.02	$0.19	$0.07
Diluted earnings per share from discontinued operations	—	2.71	0.00

Diluted earnings per share	$1.02	$2.90	$0.07

Weighted Average Shares Outstanding
Basic	3,225	3,115	2,966
Diluted	3,235	3,128	3,031

COMPREHENSIVE INCOME:
Net income	3,308	9,056	221
Foreign currency translation adjustment	911	(190)	25

COMPREHENSIVE INCOME	$4,219	$8,866	$246

See accompanying notes to consolidated financial statements

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (IN THOUSANDS)

				Retained	Accumulated
			Additional	Earnings/	Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance, June 30, 2004	2,964	$9,527	$284	$(519)	$(268)	$9,024

Cash received from stock options exercised	12	27				27

Net income				221		221
Translation adjustment					25	25

Balance, June 30, 2005	2,976	9,554	284	(298)	(243)	9,297

Cash received from stock options exercised	243	784	53			837
						0

Net income				9,056		9,056
Dividend declared				(1,608)		(1,608)
Translation adjustment					(190)	(190)

Balance, June 30, 2006	3,219	10,338	337	7,150	(433)	17,392

Cash received from stock options exercised	9	23	123			146

Net income				3,308		3,308
Dividend declared				(323)		(323)
Translation adjustment					911	911

Balance, June 30, 2007	3,228	$10,361	$460	$10,135	$478	$21,434

See accompanying notes to consolidated financial statements
..

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)

	Years Ended June 30,
	2007	2006	2005
Cash Flow from Operating Activities
Net income
Adjustments to reconcile from net income to net cash flow provided by (used in) operating activities	$3,308	$9,056	$221
Depreciation and amortization	2,857	1,758	1,521
Bad debts expense, net	141	175	(18)
Inventory provision	333	20	45
Interest income on short-term deposits	(109)	(199)	(52)
Impairment loss	176	61	70
Stock compensation	5	53	—
Gain on sale of property — discontinued operations	—	(8,909)	—
(Gain) Loss on sale of equipment	(1)	13	1
Deferred tax provision	(49)	(4)	38
Minority interest	163	88	2
Changes in operating assets and liabilities, net of acquisition effects
Accounts receivables	967	(4,515)	(465)
Other receivables	61	(157)	(37)
Other assets	(276)	(31)	(105)
Inventories	168	(883)	(220)
Prepaid expenses and other liabilities	48	(94)	22
Accounts payable and accrued liabilities	(235)	2,575	(203)
Income tax payable	381	143	119

Net cash provided (used) by operating activities	7,938	(850)	939

Cash Flow from Investing Activities
Proceeds from short-term deposits matured	19,728	20,409	5,489
Investments in short-term deposits	(19,595)	(24,838)	(2,999)
Additions to property, plant and equipment	(2,812)	(1,255)	(2,306)
Acquisition of a company in China	—	(138)	(15)
Acquisition of a company in Malaysia	—	—	(1,126)
Proceeds from sale of equipment-continuing operations	11	154	1
Proceeds from sale of property-discontinued operations	—	8,401	—

Net cash used (provided) by investing activities	(2,668)	2,733	(956)

Cash Flow From Financing Activities
Net borrowings (payments) on lines of credits	(116)	(220)	190
Repayment of bank loans and capital leases	(940)	(1,036)	(909)
Proceeds from long-terms bank loans and capital leases	6	1,062	862
Proceeds from exercising stock options	23	784	27
Proceeds from 10% shareholder on the short swing profit of the company stock	118	—	—
Dividends paid to minority interest	(42)	(28)	(53)
Dividends paid to shareholders	(323)	(1,608)	—

Net cash used (provided) by financing activities	(1,274)	(1,046)	117

Effect of Changes in Exchange Rate	588	275	(18)

NET INCREASE IN CASH	4,584	1,112	82
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,551	1,439	1,357

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,135	$2,551	$1,439

Supplementary Information of Cash Flows
Cash paid during the period for:
Interest	$137	$142	$176
Income taxes	$398	$2,197	$13

Capitalization of property, plant and equipment paid in advance	$—	$—	$365
Deposit for acquisition in Malaysia	$—	$—	$92
Bank guarantee note for acquisition of business in Malaysia	$—	$—	$395
Capital lease of property, plant and equipment	$52	$290	$24
See accompanying notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2007, 2006 AND 2005 (IN THOUSANDS, EXCEPT PER SHARE AND NUMBER OF SHARES)
1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.
Basis of Presentation and principles of Consolidation Trio-Tech International (“the Company” or “TTI” thereafter) was incorporated in fiscal 1958 under the laws of the State of California. TTI provides third-party semiconductor testing and burn-in services primarily through its laboratories in Southeast Asia. In addition, TTI operates testing facilities in the United States. The Company also designs, develops, manufactures and markets a broad range of equipment and systems used in the manufacturing and testing of semiconductor devices and electronic components. TTI conducts business in three business segments: Testing Services, Manufacturing and Distribution. TTI has subsidiaries in the U.S., Singapore, Malaysia, Thailand, and China as follows:

	Ownership	Location
Express Test Corporation (Dormant)	100%	Van Nuys, California
Trio-Tech Reliability Services (Dormant)	100%	Van Nuys, California
KTS Incorporated, dba Universal Systems (Dormant)	100%	Van Nuys, California
European Electronic Test Centre (Operation ceased on November 1, 2005)	100%	Dublin, Ireland
Trio-Tech International Pte Ltd.	100%	Singapore
Universal (Far East) Pte Ltd.	100%	Singapore
Trio-Tech Thailand	100%	Bangkok, Thailand
Trio-Tech Bangkok	100%	Bangkok, Thailand
Trio-Tech Malaysia	55%	Penang and Selangor, Malaysia
Trio-Tech Kuala Lumpur – 100% owned by Trio-Tech Malaysia	55%	Selangor, Malaysia
Prestal Enterprise Sdn. Bhd.	76%	Selangor, Malaysia
Trio-Tech (Suzhou) Co. Ltd.	100%	Suzhou, China
Trio-Tech (Shanghai) Co. Ltd.	100%	Shanghai, China
Trio-Tech (Chongqing) Co. Ltd.	100%	Chongqing, China
The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. The consolidated financial statements are presented in U.S. dollars.
Foreign Currency Translation and Transactions — The Singapore dollar, the national currency of Singapore, is the primary currency of the economic environment in which the operations in Singapore are conducted. The Company also operates in Malaysia, Thailand and China, of which the Malaysian ringgit, Thai bath and Chinese renminbi, respectively, are the national currencies. The Company uses the United States dollar (“U.S. dollars”) for financial reporting purposes.
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
Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the more significant estimates included in these financial statements are the estimated accounts receivable allowance for doubtful accounts, reserve for obsolete inventory, reserve for warranty, and the deferred income tax asset allowance. Actual results could materially differ from those estimates.
During fiscal 2007, management determined that the useful life of fixed assets for smart burn-in projects was shorter than originally expected. Revised useful life of these assets resulted in an additional depreciation expense of $224, or $0.07 per diluted share, in fiscal 2007. The additional depreciation related with these assets for fiscal year 2008 is $449, and these assets will be fully depreciated in June 2008.

Accounting Period — The Company’s fiscal reporting period coincides with the 52-53 week period ending on the last Friday in June for fiscal 2004. Effective July 1, 2004, the Board of Directors approved changing the fiscal year-end date to the last day of June. The fiscal year-end date for fiscal 2007, 2006 and 2005 was June 30, respectively.
Revenue Recognition — Revenue derived from testing services is recognized when testing services are rendered. Revenues generated from sales of products in the manufacturing and distribution segments are recognized when persuasive evidence of an arrangement exists, delivery of the products has occurred, customer acceptance has been obtained (which means the significant risks and rewards of the ownership have been transferred to the customer), the price is fixed or determinable and collectibility is reasonably assured. Certain products sold (in the manufacturing segment) require installation and training to be performed.
Revenue from product sales is also recorded in accordance with the provisions of Emerging Issues Task Force (EITF) Statement 00-21 “Revenue Arrangements with Multiple Deliverables” and Staff Accounting Bulletin (SAB) 104 “Revenue Recognition in Financial Statements” which generally requires revenue earned on product sales involving multiple-elements to be allocated to each element based on the relative fair values of those elements. Accordingly, the Company allocates revenue to each element in a multiple-element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold and specifically defined in a quotation or contract. The Company allocates a portion of the invoice value to products sold and the remaining portion of invoice value to installation work in proportion to the fair value of products sold and installation work to be performed. Training elements are valued based on hourly rates, which the Company charges for these services when sold apart from product sales. The fair value determination of products sold and the installation and training work is also based on our specific historical experience of the relative fair values of the elements if there is no easily observable market price to be considered. In fiscal 2007 and 2006, the installation revenues generated in connection with product sales were immaterial and included in the product sales revenue line on the consolidated statements of income. The Company estimates an allowance for sales returns based on historical experience with product returns.
Accounts Receivable and Allowance for Doubtful Accounts — During the normal course of business, the Company extends unsecured credit to its customers. Typically, credit terms require payment to be made between 30 to 60 days from the date of the sale. We do not require collateral from our customers. The Company maintains its cash accounts at credit worthy financial institutions.
The Company regularly evaluates and monitors the creditworthiness of each customer on a case-by-case basis. The Company includes any account balances that are determined to be uncollectible, along with a general reserve, in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to management, the Company believed that its allowance for doubtful accounts was adequate as of June 30, 2007.
Warranty Costs — The Company provides for the estimated costs that may be incurred under its warranty program at the time the sale is recorded. The Company estimates the warranty costs based on the historical rates of warranty returns. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.
Short Term Deposits — Short term deposits consist of bank balances and interest bearing deposits having maturity of 1 to 12 months. As of June 30, 2007, the Company held approximately $1,660 of short-term deposits in the Company’s 55% owned Malaysian subsidiary all of which were denominated in the currency of Malaysia. All of this amount is available for dividend distribution, which is subject to the sufficiency requirement of retained earnings under the Malaysia code. As of June 30, 2007, the Company held approximately $6 of short-term deposits as reserved funds in the Company’s 100% owned Trio Tech Thailand all of which were denominated in the currency of Thailand. This amount is not available for dividend distribution according to the Thailand regulations.
Investments in Marketable Securities — Investments in marketable securities are accounted for under the Statement of Financial Accounting Standards (SFAS) No. 115. Marketable equity securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of shareholders’ equity. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in investment income. The Company recognized comprehensive income (net of tax) of nil during fiscal 2007, 2006 and 2005.
Inventories — Inventories consisting principally of raw materials, works in progress, and finished goods are stated at the lower of cost, using the first-in, first-out (FIFO) method, or market value. The semiconductor industry is characterized by rapid technological change, short-term customer commitments and rapid changes in demand. Provisions for estimated excess and obsolete inventory are based on our regular reviews of inventory quantities on hand and the latest forecasts of product demand and production requirements from our customers. Inventories are written down for not saleable, excess or obsolete raw materials, works-in-process and finished goods by charging such write-downs to cost of sales. In addition to write-downs based on newly introduced parts, statistics and judgments are used for assessing provisions of the remaining inventory based on salability and obsolescence.

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
Other Intangible Assets — In accordance with SFAS No. 141 “Business Combinations,” and SFAS No. 142 “Goodwill and Other Intangible Assets,” the Company identified a customer relationship as the only intangible assets with a finite life of five years during the process of acquiring the testing business in Malaysia in July 2005. The estimated fair value of this other intangible asset was approximately $482 and is being amortized over a five-year period on a straight-line basis. No impairment loss was recorded during fiscal 2007.
In January 2006, the Company identified one item of other intangible assets other than goodwill with a finite life of one year during the process of acquiring the testing business in Shanghai, China. The estimated fair value of this other intangible asset was approximately $12 and was amortized over a one year period on a straight-line basis. No impairment loss was recorded during fiscal 2007.
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
In fiscal 2007, the Company recorded an impairment loss of approximately $176 based on its examination of future undiscounted cash flows, which were generated by the subsidiaries where certain long-lived assets (certain fixed assets) were used. Of such amount, there was recorded an impairment loss of $174, mainly for burn-in equipment related to Dynamic burn-in device memory (DRAM) services (pertaining to the Singapore operation) due to changes in demand for certain burn-in services, which in turn made certain of our existing burn-in facilities obsolete. The Company also recorded an impairment loss of $2 in building renovations pertaining to the China operation in Suzhou. The building renovation was impaired as we moved to a new office unit in order to accommodate the needs of the testing operation.
In fiscal 2006, the Company recorded an impairment loss of approximately $61 based on its examination of future undiscounted cash flows, which were generated by the subsidiaries where certain long-lived assets (certain fixed assets) were used. The impairment loss of $61 mainly provided for burn-in ovens and leasehold improvements (pertaining to the Singapore operations) due to changes in demand for certain burn-in services, which in turn made certain of our existing burn-in facilities obsolete.
In fiscal 2005, the Company recorded an impairment loss of approximately $70 based on its examination of future undiscounted cash flows, which were generated by the subsidiaries where certain long-lived assets (certain fixed assets) were used. The impairment loss of $70 consisted of machinery and equipment, furniture and fixtures, and leasehold improvements (pertaining to the Singapore operations) due to discontinued use of the Hybrid burn-in (HBI) operation which in turn made certain of our existing burn-in facilities obsolete.
Leases — The Company leased certain property, plant and equipment in the ordinary course of business. The leases had varying terms. Some may have included renewal and/or purchase options, escalation clauses, restrictions, penalties or other obligations that the Company considered in determining minimum lease payments. The leases were classified as either capital leases or operating leases, as appropriate.
Management expects that in the normal course of business, operating leases will be renewed or replaced by other leases. The future minimum operating lease payments, for which the Company is contractually obligated as of June 30, 2007, are disclosed in the notes to the financial statements.
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

Advertising Costs — Advertising and other promotional costs are expensed as incurred. These costs and expenses were $19 in fiscal 2007, $14 in fiscal 2006, and $39 in fiscal 2005.
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
Income Taxes — The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards No 109, “Accounting for Income Taxes” (“SFAS No. 109”). SFAS No. 109 requires an entity to recognize deferred tax liabilities and assets. Deferred taxes assets and liabilities are recognized for the future tax consequence attributable to the difference between the tax bases of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in future years. Further, the effects of enacted tax laws or rate changes are included as part of deferred tax expenses or benefits in the period that covers the enactment date. Management believed that it was more likely than not that the future benefits from these timing differences would not be realized. Accordingly, a full valuation allowance was provided as of June 30, 2007 and 2006.
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
Retained earnings — It is the intention of the Company to reinvest earnings of its foreign subsidiaries in the operations of those subsidiaries. Accordingly, no provision has been made for U.S. income and foreign withholding taxes that would result if such earnings were repatriated. These taxes are undeterminable at this time. The amount of earnings retained in subsidiaries was
$15,363 and $11,922 at June 30, 2007 and 2006, respectively.
Research and Development Costs — The Company incurred research and development costs of $69 in fiscal 2007, $70 in fiscal 2006, and $93 in fiscal 2005, which were charged to operating expenses as incurred.
Stock Based Compensation — Historically the Company accounted for stock based compensation in accordance with Accounting Principle Board No. 25 “Accounting for stock issued employees.” Under this standard, stock based compensation was recognized based on the difference between the exercise price of the stock option granted and the fair value of the underlying stock on the grant date. In accordance with SFAS No. 123 “Accounting for Stock Based Compensation,” the Company discloses the pro forma effects on net income and earnings per share as if compensation has been measured using the “fair value method” described therein. Effective July 1, 2005, the Company adopted the fair value recognition provisions under SFAS No. 123R “Share Based Payments,” using the modified prospective application method.
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
Recently Issued Accounting Pronouncements —In June 2006, the Financial Accounting Standards Board (“FASB”) ratified the provisions of Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation).” EITF Issue No. 06-3 requires that the presentation of taxes within revenue-producing transactions between a seller and a customer, including but not limited to sales, use, value added, and some excise taxes, should be on either a gross (included in revenue and cost) or a net (excluded from revenue) basis. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis. EITF Issue No. 06-3 is effective for fiscal years beginning after December 15, 2006, which was our third quarter of fiscal 2007. The Company expects that the adoption of EITF Issue No. 06-3 will not have a material impact on its consolidated results of operations or financial position.
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109,” (thereafter FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. A company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006 and was adopted by the Company beginning July 1, 2007. The Company completed its preliminary assessment on the impact of adoption of FIN No. 48. The Company does not expect that the adoption of FIN 48 will have a material impact on its consolidated results of operations or financial position.
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
In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115,” (SFAS No. 159) SFAS No. 159 provides a company with the option to measure selected financial instruments and certain other items at fair value at specified election dates. The election may be applied on an item-by-item basis, with disclosure regarding reasons for the partial election and additional information about items selected for fair value option. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. SAFA No. 159 is effective for fiscal years beginning after November 15, 2007 and interim periods with those fiscal years. The Company has not yet determined whether it will elect the option provided in this standard, or what impact the adoption of such election would have on its consolidated financial position, operating results or cash flows.

In June 2007, the Financial Accounting Standards Board (FASB) ratified Emerging Issues Task Force (EITF) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF 06-11). EITF 06-11 requires that tax benefits generated by dividends paid during the vesting period on certain equity-classified share-based compensation awards be classified as additional paid-in capital and included in a pool of excess tax benefits available to absorb tax deficiencies from share-based payment awards. EITF 06-11 is effective on July 1, 2008 and is to be applied on a prospective basis. The Company does not expect that the adoption of this EITF will not have a material impact on its consolidated results of operations or financial position.
Reclassification — Certain reclassifications have been made to the previous year’s financial statements to conform to current year presentation, with no effect on previously reported net income.
2. INVENTORIES
Inventories consisted of the following:

	June 30,	June 30,
	2007	2006
Raw materials	$1,295	$827
Works in progress	1,210	1,803
Finished goods	222	265
Provision for obsolete inventory	(781)	(448)

	$1,946	$2,447

3. STOCK OPTIONS
The Company had two share-based compensation plans, which are described below. The Company historically adopted the APB No. 25 approach – intrinsic value method – and presented the pro forma information in line with the requirements of SFAS No. 123. Historically, there was no stock based compensation cost charged against income for the fiscal years ended June 30, 2005. There was no income tax benefit related to share-based compensation for the fiscal years ended June 30, 2005, as the Company did not claim a deduction for corporate income tax purposes.
Effective July 1, 2005, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payments,” using the modified prospective application method. Under this transition method, compensation cost recognized during the twelve months ended June 30, 2007 included the applicable amounts of: (a) compensation cost of all share-based payments granted prior to, but not yet vested as of, July 1, 2005 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123) and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123R). Amortization of unrecognized fair value of the non-vested options for fiscal 2007 and fiscal 2006 was $5 and $17, respectively. Options to purchase 30,000 shares of the Company’s common stock were issued on July 7, 2005 under the Directors’ Plan. The fair value of 30,000 shares of the Company’s common stock issuable upon exercise of stock options granted under the Directors’ Plan was $34 disclosed in Form 10-Q for the quarter ended September 30, 2005, a fair value of $1.13 per share. On November 14, 2005, an option to purchase 750 shares of the Company’s common stock was issued to a consultant in connection with his services rendered to the Company and the stock options were not issued pursuant to the 1998 Stock Option Plan or the Directors’ Stock Option Plan. The exercise price under the option was $2.66, which was lower than the fair market value of the stock on the grant date of the option. The option was exercisable immediately upon grant. The fair value of the 750 shares of the Company’s common stock issuable upon exercise of such option was approximately $2 based on the fair value at $2.92 per share determined by the Black Scholes option pricing model. No options were granted under the 1998 Stock Option Plan during the twelve months ended June 30, 2006.
On December 1, 2005, the Board of Directors terminated the two-shared based compensation plans due to the cost of such compensation exceeding the benefits. There were no stock options granted during the twelve months ending June 30, 2007.

Assumptions
The disclosure of the above fair value for these awards was estimated using the Black-Scholes option pricing model with the assumptions listed below:

	Years Ended June 30,
	2007	2006	2005
Volatility	73.22-98.51%	49.51-51.53%	33.5-36.8%
Weighted average volatility	98.51%	49.5%	33.9%
Risk free interest rate	4.52-5.12%	3.71-4.5%	2.89-3.27%
Expected life (years)	2.00	2.00	2.00
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
A summary of option activities under the 1998 Plan during fiscal 2007 is presented as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
Stock Options	Shares	Price	Contractual Life	Value

Outstanding at July 1, 2006	28,885	$2.97
Granted	—	—
Exercised	(8,585)	2.71
Forfeited or expired	(7,250)	3.18

Outstanding at June 30, 2007	13,050	$3.03	2.00	$220,850

Exercisable at June 30, 2007	11,675	$2.86	2.00	$199,468

The intrinsic value of the 8,585 options exercised was $78. Cash received from options exercised in fiscal 2007 was approximately $23. There were no options granted in fiscal 2007 under the 1998 Stock Option Plan.
A summary of the status of the Company’s non-vested stock options during fiscal 2007 is presented below:

		Weighted Average
		Grant Date
Non-vested Options	Shares	Fair Value

Non-vested at July 1, 2006	13,250	$0.81
Granted	—	—
Vested	(11,625)	0.76
Forfeited	(250)	0.68

Non-vested at June 30, 2007	1,375	$1.31

As of June 30, 2007 and June 30, 2006, there were approximately $1 and $5, respectively, of accumulated unrecognized stock compensation expense based on fair value on the grant date related to non-vested options granted under the 1998 Plan. Such amount is expected to be recognized during the weighted average period of 2 years.
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
As of July 1, 2007, there were no stock options outstanding under the Directors’ Plan, and there were no options exercisable. Because the Directors’ plan was terminated in December 2005, there were no options granted in fiscal 2007.
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

The following table illustrates the pro forma effect on net income and earnings per share for fiscal 2005 as if the Company had applied the fair value recognition provision of SFAS No. 123 to stock-based employee compensation in fiscal 2005:

June 30,
2005
Net income: as reported	$221

Add: stock based compensation included in reported income	—

Deduct: total stock based compensation expense determined under fair value method for all awards	(49)

Pro forma net income	$172

Earnings per share — basic
As reported	$0.07
Pro forma	$0.06

Earnings per share — diluted
As reported	$0.07
Pro forma	$0.06
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
Stock options to purchase 13,050 shares at exercise prices ranging from $2.66 to $4.40 per share were outstanding as of June 30, 2007. No options were excluded in the determination of common shares equivalents, because the average market price of common shares was greater than the exercise price of the stock options. The resulted common shares equivalents were approximately 10,000 shares and were presented in the following table for earnings per share calculation purposes.
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
Stock options to purchase 302,000 shares at prices ranging from $2.25 to $5.63 per share were outstanding as of June 30, 2005. 65,000 options were excluded in the computation of diluted EPS, because the exercise price was greater than the weighted average market price of the common shares, and therefore were anti-dilutive.

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted EPS for the years presented herein:

	Years Ended June 30,
	2007	2006	2005

Income from continuing operations	$3,308	$597	$216

Income from discontinued operations	$—	$8,459	$5

Net income	$3,308	$9,056	$221

Net income attributable to common shares	$3,308	$9,056	$221

Basic Earnings Per Share
Basic earnings per share from continuing operations	1.03	0.19	0.07
Basic earnings per share from discontinued operations	—	2.72	0.00

Basic earnings per share from Net Income	1.03	2.91	0.07

Diluted Earnings Per Share
Diluted earnings per share from continuing operations	1.02	0.19	0.07
Diluted earnings per share from discontinued operations	—	2.71	0.00

Diluted earnings per share from Net Income	1.02	2.90	0.07

Weighted average number of common shares outstanding — basic	3,225	3,115	2,966

Dilutive effect of stock options	10	13	65

Number of shares used to compute earnings per share — diluted	3,235	3,128	3,031

5. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following:

	Estimated Useful	At June 30,
	Life in Years	2007	2006

Building and improvements	3-20	$378	$337
Leasehold improvements	3-27	3,765	2,984
Machinery and equipment	3-7	9,757	7,448
Furniture and fixtures	3-5	486	412
Equipment under capital leases	3-5	889	788

		15,275	11,969

Less:
Accumulated depreciation and amortization		7,543	4,734
Accumulated amortization on equipment under capital leases		274	162

		$7,458	$7,073

Depreciation and amortization expenses during fiscal 2007, 2006 and 2005 were $2,857 (of which $103 related to intangible assets), $1,758 and $1,521, respectively.
In fiscal year 2007, the Company decided to lease or sell a property in Malaysia in the subsequent year. However, an active program to locate a buyer had not been initiated as of June 30, 2007, and no agreement as to sale was entered into nor was any purchaser for the premises specifically named. The carrying amount of this property is $209.
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
Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. We include any accounts receivable balances that are determined to be uncollectible in our allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to us, we believe our allowance for doubtful accounts for the twelve months ended June 30, 2007 and 2006, was adequate.
The following table represents the changes in the allowance for doubtful accounts:

	Years Ended June 30,
	2007	2006	2005
Beginning	$225	$147	$165
Additions charged to cost and expenses	18	260	44
Recovered	(159)	(85)	(62)
Actual write-offs	(42)	(97)	—

Ending	$42	$225	$147

7. LINE OF CREDIT
The line of credit has various financial covenants. We had no current outstanding borrowings under our revolving line of credit in fiscal 2007. The Company was in compliance with all such debt covenants at June 30, 2007.

	At June 30,
	2007	2006

Revolving line of credit denominated in Singapore dollars, payable to a commercial bank for working capital purposes, to borrow up to $3,632 with an interest rate at the bank’s prime rate (5.75% at June 30, 2006) plus 0.25% per annum. The line of credit is collateralized by short-term deposits owned by Trio-Tech International Pte. Ltd.	$—	$116

Total	$—	$116

8. ACCRUED EXPENSES
Accrued expenses consisted of the following:

	June 30,
	2007	2006

Payroll and related	$2,517	$1,655
Commissions	143	180
Customer deposits	27	25
Legal and audit	172	142
Sales tax	45	—
Utilities	406	240
Warranty	211	142
Provision for building sinking fund	—	36
Accrued purchase of materials and fixed assets	154	231
Provision for re-installment cost	202	168
Director board fees and bonus	36	35
Withholding tax	8	—
Other accrued expenses	433	191

Total	$4,354	$3,045

9. WARRANTY ACCRUAL
The Company provides for the estimated costs that may be incurred under its warranty program at the time the sale is recorded. The Company provides warranty for certain products manufactured in the term of one year. The Company also provides warranty for certain products distributed with a term of two years. The warranty accrual for fiscal year 2007 and fiscal year 2006 are as following:

	Years Ended At June 30,
	2007	2006
Beginning	$142	$155
Additions charged to cost and expenses	74	—
Recovered	(3)	(1)
Actual write-offs	(2)	(12)

Ending	$211	$142

10. NOTES PAYABLE
Notes payable consisted of the following:

	At June 30,
	2007	2006
Note payable denominated in Singapore dollars to a commercial bank for purchasing certain equipment, matured in October 2006, bearing interest at the bank’s prime rate (5.75% at June 30, 2006) plus 0.5% per annum, with monthly payments of principal and interest of $18 through October 2006. Collateralized by fixed deposits and existing corporate guarantee granted by the company to one of the subsidiaries.	$—	$70

Note payable denominated in Singapore dollars to a commercial bank for purchasing certain equipment, matured in October 2006, bearing fixed interest of 5.91%, with monthly payments of principal and interest of $6 through October 2006, collateralized by equipment.	—	23

Note payable denominated in Singapore dollars to a commercial bank for infrastructure investment, matured in July 2007, bearing interest at the bank’s prime rate (4.25% at June 30, 2007 and 2006) plus 1% per annum, with monthly payments of principal and interest of $16 through July 2007, collateralized by fixed deposits.	16	198

Note payable denominated in Singapore dollars to a commercial bank for infrastructure investment, maturing in February 2008, bearing interest at the bank’s prime rate (4.25% at June 30, 2007 and 2006) plus 1% per annum, with monthly payments of principal plus interest of $18 through February 2008, collateralized by fixed deposits.	150	345

Note payable denominated in Thailand baht to a commercial bank for extension of a building, maturing in December 2007, bearing interest at the bank’s prime rate (7.00% at June 30, 2007 and June 30, 2006) per annum, with monthly payments of principal and interest of $6 through December 2007, collateralized by land.	39	95

Note payable denominated in Singapore dollars to a commercial bank for purchasing certain equipment, maturing in November 2008, bearing interest at the bank’s prime rate (2.4768% at June 30, 2007and 3.41% at June 30, 2006) plus 3.5% per annum, with monthly payments of principle plus interest of $20 through November 2008, collateralized by fixed deposits and existing corporate guarantee granted by the company to one of the subsidiaries.	309	509

Note payable denominated in Singapore dollars to a commercial bank for infrastructure investment, maturing in April 2009, bearing interest at the bank’s prime rate (4.25% at June 30, 2007 and June 30, 2006) plus 1% per annum, with monthly payments of principal plus interest of $10 through April 2009, collateralized by fixed deposits.	161	260

	675	1,500
current portion	(536)	(856)

Long term portion of notes payable	$139	$644

Maturities of notes payable as of June 30, 2007 were as follows:

Years Ending June 30,
2008	$536
2009	139
Thereafter	—

$675

11. INCOME TAXES
The Company generates income or loss before income taxes and minority interest in the U.S., Singapore, Thailand, and Malaysia, respectively, and files income tax returns in these countries. The summarized income or loss before income taxes and minority interest in the U.S. and foreign countries for fiscal 2007, 2006 and 2005 were as follows:

	Years Ended June 30,
	2007	2006	2005
U.S.	$(128)	$(902)	$(118)
Foreign	4,364	1,845	494

Total	$4,236	$943	$376

On a consolidated basis, the Company’s net income tax provisions (benefits) were as follows:

	Years Ended June 30,
	2007	2006	2005
Current:
Federal	$—	$2	$—
State	(5)	4	3
Foreign	783	256	117

	778	262	120

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(13)	(4)	38

	$765	$258	$158

The reconciliation between the U.S. federal tax rate and the effective income tax rate was as follows:

	Years Ended June 30,
	2007	2006	2005
Statutory federal tax rate	34%	34%	34%
State taxes, net of federal benefit	6	6	6
Foreign tax rate reduction	(23)	(10)	(10)
Other	8	5	3
Changes in valuation allowance	(7)	(8)	9

Effective rate	18%	27%	42%

At June 30, 2007, the Company had net operating loss carry forwards of approximately $188 and $1,387 for federal and state income tax purposes (which will expire through fiscal 2027) in the U.S. The Company also had foreign tax credits of approximately $726 for federal income tax purposes, which will expire though fiscal 2022 in the U.S. Management of the Company is uncertain whether it is more likely than not that these future benefits will be realized. Accordingly, a full valuation allowance has been established.
The components of deferred income tax assets (liabilities) were as follows:

	At June 30,
	2007	2006
Deferred tax assets:
Net operating losses and credits	$913	$1,152
Inventory valuation	163	144
Depreciation	5	93
Provision for bad debts	2	17
Accrued vacation	13	12
Accrued expenses	6	7

Total deferred tax assets	1,102	1,425

Deferred tax liabilities:
Depreciation	(373)	(386)
Other	—	—

Total deferred income tax liabilities	(373)	(386)

Subtotal	729	1,039
Valuation allowance	(1,102)	(1,425)

Net deferred tax liabilities	$(373)	$(386)

The valuation allowance decreased by $323 and $1,392 in fiscal year 2007 and fiscal 2006, respectively, and increased by $36 in fiscal 2005.
12. COMMITMENTS AND CONTINGENCIES
The Company leases certain of its facilities and equipment under long-term agreements expiring at various dates through fiscal 2011 and thereafter. Certain of these leases require the Company to pay real estate taxes and insurance and provide for escalation of lease costs based on certain indices. Future minimum payments under capital leases and non-cancelable operating leases as of June 30, 2007, net rental income under non-cancelable sub-leased properties were as follows:

	Capital	Operating	Minimum	Net Operating
Years Ending June 30,	Leases	Leases	Rental Income	Leases
2008	$138	$930	$81	$849
2009	75	525	—	525
2010	52	145	—	145
2011	34	—	—	—
Thereafter	6	—	—	—

Total future minimum lease payments	305	$1,600	$81	$1,519

Less amount representing interest	(25)

Present value of net minimum lease payments	280
Less current portion of capital lease obligations	(125)

Long-term obligations under capital leases	$155

The Company entered two sublease agreements with third parties to rent out the properties in Malaysia in October 2005 and March 2006, respectively, which expire in December 2007 and March 2008, respectively. Total rental income from subleases amounted to $114 in fiscal 2007, $87 in fiscal 2006 and $85 in fiscal 2005.
Total rental expense on all operating leases, cancelable and non-cancelable, amounted to $1,088 in fiscal 2007, $866 in fiscal 2006 and $788 in fiscal 2005.
The Company is, from time to time, the subject of litigation claims and assessments arising out of matters occurring in its normal business operations. In the opinion of management, resolution of these matters will not have a material adverse effect on the Company’s financial statements.

13. TRANSACTIONS IN SHAREHOLDERS’ EQUITY
Fiscal 2007
The Company did not grant any stock options during fiscal 2007. On December 2, 2005, the Board of Directors’ terminated the 1998 Stock Option Plan and Director’s Option Plan. There were no stock options granted during fiscal 2007.
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
On December 2, 2005, the Board of Directors’ terminated the 1998 Stock Option Plan and Director’s Plan.
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
14. CONCENTRATION OF CUSTOMERS
The Company had three major customers that accounted for the following accounts receivable and sales during the fiscal years ended:

Years Ended June 30,	2007	2006	2005

Sales
- Customer A	60%	50%	36%
- Customer B	15%	16%	27%
- Customer C	5%	9%	11%

Accounts Receivable
- Customer A	47%	66%	36%
- Customer B	29%	7%	23%
- Customer C	6%	5%	9%

15. BUSINESS ACQUISITIONS
Fiscal year 2006
On January 3, 2006, the Company acquired a 100% interest in Globetronics (Shanghai) Co., Ltd. pursuant to the Definitive Agreement dated November 18, 2005. Globetronics (Shanghai) Co., Ltd. (hereafter “Globetronics”) was a China-based, wholly owned foreign investment enterprise (WOFIE) conducting business in the burn-in testing service segment. The name of Globetronics (Shanghai) Co. Ltd. was changed to Trio-Tech (Shanghai) Co., Ltd. upon closing of the acquisition transaction. The purpose of acquiring the burn-in testing business was to enhance the Company’s future growth opportunities, expand the Company’s present operations, and develop our market share in testing service in China. Beginning on January 3, 2006, the operating results of this subsidiary were included in the consolidated financial statements of the Company for the three-months ended March 31, 2006. This acquisition transaction was not considered significant to the Company.
Pursuant to the Definitive Agreement, the purchase price was $153, which covered certain fixed assets and testing services provided to the existing customers and covered any other assets or liabilities of the acquired entity. In addition, the Company is not responsible for any disclosed or undisclosed liabilities incurred prior to the acquisition completion date. The Definitive Agreement also included a management service agreement, in which the Company appointed the Seller to provide accounting services to the acquired entity for $37 during a three-month transitional period commencing on the acquisition completion date.
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

UNAUDITED PRO FORMA STATEMENT OF OPERATIONS
FOR THE YEAR ENDED JUNE 30, 2006

	Historical Information of		(a)
	The	Acquired	Pro Forma	Pro Forma
	Company	Operation	Adjustments	Results

Net sales	$29,099	$107	$—	$29,206

Net income	$9,056	$1	$(6)	$9,051

Basic earnings per share	$2.91			$2.91
Diluted earnings per share	$2.90			$2.89

Basic weighted average common shares outstanding	3,115			3,115
Diluted weighted average common shares outstanding	3,128			3,128

Note:	The currency exchange rate is based on the average exchange rate of the related period.

(a)	Since the Company acquired the testing operation in Shanghai on January 3, 2006, the operation results of the testing operation in Shanghai have been included in the consolidated statement of income since that date. The purpose of pro forma is to demonstrate as if the acquisition occurred on July 1, 2005. Accordingly, the pro forma adjustment was based on the assumption that the fair value of the identified customer relationship needed to be amortized over a one-year period of time, assuming the acquisition took place on July 1, 2005.
UNAUDITED PRO FORMA STATEMENT OF OPERATIONS
FOR THE YEAR ENDED JUNE 30, 2005

	Historical Information of		(a)
	The	Acquired	Pro Forma	Pro Forma
	Company	Operation	Adjustments	Results

Net sales	$25,061	$194	$—	$25,255

Net income (loss)	$221	$(17)	$(12)	$192

Basic earnings per share	$0.07			$0.06
Diluted earnings per share	$0.07			$0.06

Basic weighted average common shares outstanding	2,966			2,966
Diluted weighted average common shares outstanding	3,031			3,031

Note:	The currency exchange rate is based on the average exchange rate of the related period.

(b)	Since the Company acquired the testing operation in Shanghai on January 3, 2006, the operation results of the testing operation in Shanghai have been included in the consolidated statement of income since that date. The purpose of pro forma is to demonstrate as if the acquisition occurred on July 1, 2004. Accordingly, the pro forma adjustment was based on the assumption that the fair value of the identified customer relationship needed to be amortized over a one-year period of time, assuming the acquisition took place on July 1, 2004.
Fiscal year 2005
On July 1, 2004, the Company acquired certain assets from TS Matrix Bhd. (“Seller’) utilized by the burn-in testing division of Seller for an aggregate cash purchase price of approximately $1,218. Seller is one of our competitors. The Company paid approximately $92 by way of a deposit in fiscal 2004 and $1,126 in cash in fiscal 2005, of which $395 was financed through a bank-guaranteed note which matured on December 31, 2004. Our objectives in acquiring the burn-in testing division were to service a large electronic device manufacturer with whom we had been pursuing a business relationship for some time and to increase our market share in testing services. Upon completion of the acquisition, the customer signed a five-year agreement with the Company to provide testing services. The value of obtaining this customer relationship intangible is included in other intangible assets in the amount of $482. Results of the operations for the burn-in testing business are included in the Company’s income statement effective July 1, 2004.
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
16. DIVIDEND PAID TO SHAREHOLDERS
On December 5, 2006, the Board of Directors of Registrant declared a cash dividend of ten cents (U.S. 10¢) per share payable to the shareholders of record on December 15, 2006. The total number of shares issued and outstanding as of December 15, 2006 was 3,225,242 and the total amount of the cash dividends paid on January 15, 2007 was $323.
On December 2, 2005, the Board of Directors of Registrant declared a cash dividend of fifty cents (U.S. 50¢) per share payable to the shareholders of record on January 10, 2006. The total number of shares issued and outstanding as of January 10, 2006 was 3,215,532 and the total amount of the cash dividends paid on January 25, 2006 was $1,608. The source of cash was from the proceeds from disposition of the property located in Dublin, Ireland.
17. OTHER INCOME
Other income consisted of the following:

	Years Ended June 30,
	2007	2006	2005

Interest income	$149	$213	$58
Rental income	119	91	86
Dividend income	7	4	9
Exchange (loss) gain	2	(46)	10
Other miscellaneous (loss) income	(99)	336	19

Total	$178	$598	$182

18. DISCONTINUED OPERATIONS
The Company’s Ireland operation, as a component of the testing segment, suffered continued operating losses in the three fiscal years prior to 2005 and the cash flow was minimal for these three years. In August 2005, the Company established a winding-down plan to close the testing operation in Dublin, Ireland. This fact was initially disclosed in the Form 10-K for the fiscal year ended June 30, 2005. Based on the restructuring plan and in accordance with EITF 03-13, the Company presented the operation results from Ireland as a discontinued operation, as the Company believed that no continued cash flow would be generated by the disposed component (Ireland subsidiary) and that the Company would have no significant continuing involvement in the operation of the discontinued component. Management of the Company initiated a plan to sell the property located in Dublin, Ireland in August 2005 and ceased the depreciation of the property in accordance with SFAS No. 144. In accordance with the restructuring plan, the Company would transfer the relevant machinery and equipment to Singapore and pay off the outstanding balance on the equipment loans, collect accounts receivable and pay off accounts payable as much as it could before moving out of Ireland. If the accounts receivable and accounts payable were not wound down before moving out of Ireland, the Company planned to have the Singapore office take over the responsibility for the collection and repayment matters. As a result, the machinery and equipment located in Dublin, Ireland were not included in the assets held for sale on the balance sheet as of September 30, 2005.
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
During the process of winding down the Company’s operation in Dublin, Ireland, the Company incurred general and administrative expenses of approximately $126 and one-time employment termination benefits of approximately $330 (of which $107 were paid in the quarter ended September 30, 2005) for the nine months ended March 31, 2006. In connection with the sale of the property located in Dublin, Ireland, the Company also incurred the following direct expenses, including professional fees of approximately $92, commissions and other selling related expenses of approximately $40, and incurred a liability estimated at $86 to refund the industrial development agency grant by the Irish government agency. The estimated amount of $86 was subject to the clearance of the Irish government agency. These expenses were directly offset against the proceeds from selling property as these expenses were deemed as cost to sell. The tax on capital gain in Ireland from the sale of property was approximately $1,955, which was deducted from the gross proceeds from selling the property after the taxable gain was determined. The Company considered the inter-period tax allocation noting the impact of allocation was minimal, as there was a loss of $450 in the Ireland entity before considering the gain from selling property and there were significant net operating losses carried forward which could not be used to offset the taxable capital gain. The gain realized through disposing the property in November 2005 was presented as part of income from discontinued operations in the statement of operations for the nine months ended March 31, 2006
Under the provision of SFAS No. 52, translation adjustments that result when a foreign entity’s financial statements are translated into a parent company’s or an investor’s reporting currency are separately reported in the parent company’s other comprehensive income. Foreign currency translation adjustments that are accumulated in other comprehensive income are reclassified to income only when they are realized, if the investment in the foreign entity is sold or is substantially or completely liquidated. Accordingly, the foreign currency translation adjustments on the balance sheet of the Dublin, Ireland subsidiary as of November 1, 2005 in the amount of approximately $769 were reclassified into the process of disposing of the property presented below.
There was no income from discontinued operations for fiscal 2007. Income from discontinued operations for fiscal 2006 and fiscal 2005 was as follows:

	June 30,	June 30,
	2006	2005
REVENUES	$78	$632
COST OF SALES	63	516

GROSS PROFIT	15	116

OPERATING EXPENSES:
General and administrative	120	201
Employment termination benefits	330	—
Gain on sale of PP&E	—	—

Total	450	201

	(435)	(85)

OTHER INCOME (EXPENSE)
Interest expense	(3)	(11)
Other (expense) income	(12)	113

Total	(15)	102

(Loss) Income from discontinued operations before income tax	(450)	17
Gain on sale of property net of capital gain tax	8,909	—
Income tax provision	—	12

INCOME FROM DISCONTINUED OPERATIONS	$8,459	$5

Breakdown of gain on sale of property
Gross proceeds	10,574	—
Net book value of the property	(261)	—
Grant payable to Ireland government	(86)	—
Professional fees	(92)	—
Commissions and related selling expenses	(40)	—

	10,095	—

Capital gain tax	(1,955)	—

	8,140	—
Foreign currency translation adjustments	769	—

Gain on sale of property	$8,909	$—

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
Before moving out of Ireland, the Company wired the remaining cash of approximately $7,800 to its Singapore subsidiary, where the main operations are located. Subsequently, approximately $1,608 out of the $7,800 was wired to the U.S. corporate office for distribution of dividends to shareholders, which were paid on January 25, 2006. In addition, $705 of the $7,800 was used for bonuses to the directors and corporate officers paid in December 2005 and January 2006.

19. BUSINESS SEGMENTS
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
The revenue allocated to individual countries was based on where the customers were located. The allocation of the cost of equipment, the current year investment in new equipment and depreciation expense were made on the basis of the primary purpose for which the equipment was acquired.
All inter-segment sales were sales from the manufacturing segment to the testing and distribution segment. Total inter-segment sales were $146 in fiscal 2007, $117 in fiscal 2006, and $294 in fiscal 2005. Corporate assets mainly consisted of cash and prepaid expenses. Corporate expenses mainly consisted of salaries, insurance, professional expenses and directors’ fees.
Business Segment Information:

	Years		Operating		Depr.
	Ended	Net	Income	Total	and	Capital
	Jun. 30	Sales	(Loss)	Assets	Amort.	Expenditures
Manufacturing	2007	$24,056	$965	$3,447	$198	$295
	2006	12,444	(78)	3,852	133	348
	2005	10,681	(108)	1,907	67	83

Testing Services	2007	20,883	3,330	28,581	2,643	2,568
	2006	14,455	1,454	24,351	1,610	1,329
	2005	11,307	540	14,417	1,212	2,006

Distribution	2007	1,811	(66)	634	16	1
	2006	2,200	(118)	772	15	1
	2005	3,073	(80)	1,843	143	241

Corporate and	2007	—	(32)	126	—	—
unallocated	2006	—	(771)	409	—	—
	2005	—	7	178	1	—

Total Company	2007	$46,750	$4,197	$32,788	$2,857	$2,864
	2006	$29,099	$487	$29,384	$1,758	$1,678
	2005	$25,061	$359	$18,345	$1,423	$2,330

	Year
	Ended
	Jun.	United					Other	Elimini.	Total
	30,	States	China	Singapore	Thailand	Malaysia	Countries	and Other	Company
Net sales to	2007	$6,368	$4,837	25,624	$2,413	$6,894	$760	$(146)	$46,750
customers	2006	2,603	2,523	16,732	1,896	5,048	414	(117)	29,099
	2005	2,209	1592	12,620	2,135	6,340	459	(294)	25,061

Operating	2007	456	458	2,416	228	652	19	(32)	4,197
Income (loss)	2006	(60)	134	880	100	268	(64)	(771)	487
	2005	(190)	36	302	48	143	(8)	28	359

Long-lived	2007	$7	$862	$3,121	$859	$2,861	$—	$(40)	$7,670
Assets	2006	$21	$143	$3,646	$808	$2,806	$—	$(40)	$7,384
	2005	$17	$305	$3,518	$882	$2,880	$—	$(40)	$7,562

20. QUARTERLY FINANCIAL DATA (UNAUDITED)
The Company’s summarized quarterly financial data are as follows:

Year ended June 30, 2006	Sep. 30,	Dec. 31,	Mar. 31,		Jun. 30,
Revenues	$5,705	$7,425	$6,469		$9,500
Expenses	5,492	7,754	6,206	(a)	8,704

Income (loss) before income taxes and minority interest	213	(329)	263		796

Income taxes	73	112	106		(33)

Income (loss) before minority interest	140	(441)	157		829
Minority interest	24	(5)	17		(124)

Net income (loss) from continuing operations	$164	$(446)	$174		$705

Net (loss) income from discontinued operations	(378)	8,837	—		—

Net (loss) income	$(214)	$8,391	$174		$705

Basic (loss) earnings per share
Continuing operations	$0.05	$(0.15)	$0.05		$0.22
Discontinued operations	(0.13)	2.91	—		—

Net (loss) income	$(0.08)	$2.76	$0.05		$0.22

Diluted (loss) earnings per share
Continuing operations	$0.05	$(0.15)	$0.05		$0.22
Discontinued operations	(0.13)	2.91	—		—

Net (loss) income	$(0.08)	$2.76	$0.05		$0.22

Year ended June 30, 2007	Sep. 30,	Dec. 31,	Mar. 31,		Jun. 30,
Revenues	$9,876	$14,067	$13,613		$9,194
Expenses	9,047	12,781	12,277	(b)	8,409

Income before income taxes and minority interest	829	1,286	1,336		785

Income taxes	26	453	239		47

Income before minority interest	803	833	1,097		738
Minority interest	(47)	(34)	(16)		(66)

Net income from continuing operations	$756	$799	$1,081		$672

Net income from discontinued operations	—	—	—		—

Net income	$756	$799	$1,081		$672

Basic earnings per share
Continuing operations	$0.23	$0.25	$0.34		$0.21
Discontinued operations	—	—	—		—

Net income	$0.23	$0.25	$0.34		$0.21

Diluted earnings per share
Continuing operations	$0.23	$0.25	$0.33		$0.21
Discontinued operations	—	—	—		—

Net Income	$0.23	$0.25	$0.33		$0.21

(a)	This includes a reversal of a provision of $269 related to the value added tax assessment incurred in the testing operation located in Bangkok.

(b)	This includes an additional depreciation expense of $224 due to change in estimated life of certain fixed assets for smart burn-in projects.
21. SUBSEQUENT EVENTS
In June 2007, Trio-Tech International established a subsidiary in Chongqing, China. The new subsidiary, Trio-Tech (Chongqing) Co., Ltd. has a registered capital of RMB20 million (equivalent of approximately $2,600) and is wholly owned by Trio-Tech International Pte Ltd. In June 2007, Trio-Tech Pte. Ltd. infused $2,600 to Trio-Tech (Chongqing) Co. Ltd to fulfill its capital injection obligation. The source of the funds was from the maturity of short-term deposits held by Trio-Tech International Pte Ltd.

On August 27, 2007, Trio Tech Chongqing Co. Ltd. entered into a Memorandum Agreement with Jiasheng Property Development Co. Ltd. (Jiasheng thereafter) to jointly develop a piece of property with 24.91 acres owned by Jiasheng located in Chongqing, China. Pursuant to signed agreement, the investment from Trio-Tech Chongqing Co. Ltd. was RMB10 million (equivalent of approximately $1,323 based on the exchange rate at August 27, 2007 published by the Federal Reserve System). On August 28, 2007, Trio-Tech Chongqing Co. Ltd. transferred the required amount from its bank account into a special bank account jointly monitored by both Trio-Tech (Chongqing) Co. Ltd. and Jiasheng.