Form 10-Q
period 2007-09-30
TRIO TECH INTERNATIONAL
filed 2007-11-14
CIK 732026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock outstanding as of November 1, 2007 is 3,225,930

TRIO-TECH INTERNATIONAL
INDEX TO CONSOLIDATED FINANCIAL INFORMATION, OTHER INFORMATION AND SIGNATURE

		Page
Part I.	Financial Information
Item 1.	Financial Statements
	(a) Condensed Consolidated Balance Sheets as of September 30, 2007 (Unaudited) and June 30, 2007	4
	(b) Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months Ended September 30, 2007 (Unaudited) and September 30, 2006 (Unaudited)	5
	(c) Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2007 (Unaudited) and September 30, 2006 (Unaudited)	6
	(d) Notes to Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20
Item 4T.	Controls and Procedures	22

Part II.	Other Information
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults upon Senior Securities	23
Item 4.	Submission of Matters to a Vote of Security Holders	23
Item 5.	Other Information	23
Item 6.	Exhibits	23

Signatures		24
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	September 30,	June 30,
	2007	2007
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$7,339	$7,135
Short-term deposits	8.931	7,815
Trade accounts receivable, less allowance for doubtful accounts of $41 and $42	9,993	7,410
Other receivables	500	245
Inventories, less provision for obsolete inventory of $796 and $781	2,167	1,946
Prepaid expenses and other current assets	206	122
Assets held for sale	210	—

Total current assets	29,346	24,673

INVESTMENT IN CHINA (Note 9)	1,331	—
PROPERTY, PLANT AND EQUIPMENT, Net	7,133	7,458
OTHER INTANGIBLE ASSETS, Net	188	212
OTHER ASSETS	427	445

TOTAL ASSETS	$38,425	$32,788

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Line of credit	$209	$—
Accounts payable	3,299	2,265
Accrued expenses	4,163	4,354
Income taxes payable	1,137	948
Current portion of notes payable	1,466	536
Current portion of capital leases	126	125

Total current liabilities	10,400	8,228

NOTES PAYABLE, net of current portion	2,427	139
CAPITAL LEASES, net of current portion	129	155
DEFERRED TAX LIABILITIES	381	373

TOTAL LIABILITIES	$13,337	$8,895

MINORITY INTEREST	2,687	2,459

SHAREHOLDERS’ EQUITY:
Common stock; no par value, 15,000,000 shares authorized; 3,225,930 shares issued and outstanding as at September 30, 2007, and at June 30, 2007	10,361	10,361
Paid-in capital	460	460
Accumulated retained earnings	10,886	10,135
Accumulated other comprehensive loss-translation adjustments	694	478

Total shareholders’ equity	22,401	21,434

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$38,425	$32,788

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
UNAUDITED, (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

	Three Months Ended
	Sep. 30,	Sep. 30,
	2007	2006
	(Unaudited)	(Unaudited)
Revenues
Products	$6,507	$5,978
Services	5,543	3,898

	12,050	9,876

Costs of Sales
Cost of products sold	5,529	4,813
Cost of services rendered	3,479	2,589

	9,008	7,402

Gross Margin	3,042	2,474

Operating Expenses:
General and administrative	1,645	1,445
Selling	124	191
Research and development	19	17

Total operating expenses	1,788	1,653

Income from Operations	1,254	821

Other Income (Expenses)
Interest expense	(85)	(29)
Other (expenses) income	(50)	37

Total other (expenses) income	(135)	8

Income Before Income Taxes	1,119	829

Income Tax Provision	172	26

Income Before Minority Interest	947	803

Minority interest	(196)	(47)

Net Income Attributed to Common Shares	$751	$756

EARNINGS PER SHARE:

Basic earnings per share	$0.23	$0.23

Diluted earnings per share	$0.23	$0.23

Weighted Average Shares Outstanding

Basic	3,226	3,218

Diluted	3,237	3,237

Comprehensive Income:
Net income	$751	$756
Foreign currency translation adjustment	216	27

Comprehensive Income	$967	$783

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS UNAUDITED, (IN THOUSANDS)

	Three Months Ended
	Sep 30,	Sep 30,
	2007	2006
	(unaudited)	(unaudited)
Cash Flow from Operating Activities
Net income	$751	$756
Adjustments to reconcile net income to net cash flow provided by (used in) operating activities
Depreciation and amortization	805	458
Bad debt expense, net	1	(97)
Inventory provision	15	1
Interest income on short-term deposits	(53)	(34)
Stock compensation	—	1
Deferred tax provision	8	(114)
Minority interest	200	47
Changes in operating assets and liabilities, net of acquisition effects
Accounts receivables	(2,584)	679
Other receivables	(255)	90
Other assets	18	(519)
Inventories	(236)	(995)
Prepaid expenses and other current assets	(84)	(74)
Accounts payable and accrued liabilities	843	458
Income tax payable	189	133

Net cash (used in) provided by operating activities	(382)	790

Cash Flow from Investing Activities
Proceeds from short-term deposit matured	10,369	6,657
Investments in short-term deposits	(11,432)	(4,077)
Additions to property, plant and equipment	(545)	(274)
Investment in Chongqing, China	(1,331)	—

Net cash (used in) provided by investing activities	(2,939)	2,306

Cash Flow from Financing Activities
Net borrowings on lines of credits	209	247
Repayment of bank loans and capital leases	(417)	(287)
Proceeds from long-term bank loans and capital leases	3,610	6
Proceeds from exercising stock options	—	5

Net cash provided by (used in) financing activities	3,402	(29)

Effect of Changes in Exchange Rate	123	21

NET INCREASE IN CASH	204	3,088
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,135	2,551

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,339	$5,639

Supplementary Information Of Cash Flows
Cash paid during the period for:
Interest	$34	$29
Income taxes	$3	$1

Non-Cash Transactions
Capital lease of property, plant and equipment	$—	$31
Assets held for sale	$(210)	—
Carrying value of property reclassified from property, plant and equipment	$210	—
See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AND NUMBER OF SHARES)
1.	ORGANIZATION AND BASIS OF PRESENTATION

Trio-Tech International (“the Company” or “TTI” hereafter) was incorporated in fiscal 1958 under the laws of the State of California. TTI provides third-party semiconductor testing and burn-in services primarily through its laboratories in Southeast Asia. In addition, TTI operates testing facilities in the United States. The Company also designs, develops, manufactures and markets a broad range of equipment and systems used in the manufacturing and testing of semiconductor devices and electronic components. TTI conducts business in three business segments: Testing Services, Manufacturing and Distribution. TTI has subsidiaries in the U.S., Singapore, Malaysia, Thailand, and China as follows:

	Ownership	Location
Express Test Corporation (dormant)	100%	Van Nuys, California
Trio-Tech Reliability Services (dormant)	100%	Van Nuys, California
KTS Incorporated, dba Universal Systems (dormant)	100%	Van Nuys, California
European Electronic Test Centre
(Operation ceased on November 1, 2005)	100%	Dublin, Ireland

Trio-Tech International Pte. Ltd.	100%	Singapore
Universal (Far East) Pte. Ltd.	100%	Singapore
Trio-Tech Thailand	100%	Bangkok, Thailand
Trio-Tech Bangkok	100%	Bangkok, Thailand
Trio-Tech Malaysia	55%	Penang and Selangor, Malaysia
Trio-Tech Kuala Lumpur - 100% owned by	55%	Selangor, Malaysia
Trio-Tech Malaysia
Prestal Enterprise Sdn. Bhd.	76%	Selangor, Malaysia
Trio-Tech (SIP) Co. Ltd.	100%	Suzhou, China
Trio-Tech (Shanghai) Co. Ltd.	100%	Shanghai, China
Trio-Tech (Chongqing) Co. Ltd.	100%	Chongqing, China
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. All significant inter-company accounts and transactions have been eliminated in consolidation. The unaudited consolidated financial statements are presented in U.S. dollars. The accompanying financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report for the fiscal year ended June 30, 2007.

Certain prior year balances may have been reclassified to conform to the current presentation.

Change in Estimate: During the third quarter of fiscal 2007 ended March 30, 2007, management determined that the useful life of fixed assets for smart burn-in projects was shorter than originally expected. Revised useful life of these assets resulted in an additional depreciation expense of $114, or $0.04 per diluted share in the first quarter of fiscal year 2008 ended September 30, 2007.

In the first quarter of fiscal year 2008, our Singapore operation reversed approximately $255 in employee bonuses payable that was accrued during the fiscal year ended June 30, 2007. The provision for bonuses was based on the Company’s policy and guidelines related to bonuses, the financial results of the Singapore operation, group objectives and individual employee performance set up at the beginning of fiscal year 2007 and employee headcount on June 30, 2007. According to the Company’s guidelines, the Singapore operation accrued $1,110 in bonus payable, and 420 employees were covered under the bonus provision.

Prior to the time for payment of bonuses accrued, the Company determined (a) that in the first quarter of fiscal year 2008, 51 (12.4%) employees on the bonus list for fiscal year 2007 had left the Company and thus were not entitled to such bonuses, and (b) based on the employee performance review conducted at the end of September 2007, management noted that among more than 350 employees who were still on the bonus list, a number of employees did not qualify for the bonus of the full three months of base salary. As a result of combining factors aforementioned, bonuses totaling $255 were over-accrued. Accordingly, the over-provision of $255 was reversed in the first quarter of fiscal 2008 as a result of the change in estimate. This change in estimate increased the net income of the first quarter of fiscal year 2008 by $255, or $0.08 per diluted share.

In addition, during the first quarter of fiscal 2008, the Singapore operation reversed commission expenses of $43. A portion of the commission payable by the Company is based on the estimated profit margin of sales when sales are recorded. Management reviews the commission liability periodically with appropriate personnel. When the actual profit margin is lower than the one expected, the accrued commission liability should be reduced and the commission expenses should be reversed accordingly. Based on management review in the first quarter of fiscal year 2008, it was determined that the actual profit margin for some sales was less than expected due to an increase in unexpected service expenses following the sales. Accordingly, the Company reversed $43 in commissions. This change in estimate increased the net income of the first quarter of fiscal 2008 by $43, or $0.01 per diluted shares.

Change in presentation: During the first quarter of fiscal 2008, we reclassified payroll expenses of $88 from selling expenses to general and administrative expenses and cost of sales to reflect a better picture of our operation. The selling expenses of $71 were reclassified to general and administrative expenses and cost of sales in the first quarter of fiscal 2007 accordingly for the purpose of comparison. This reclassification had no impact on total benefits and expenses or on net income for the first quarter of fiscal 2007.
2.	NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact adoption may have on its financial condition or results of operations.

In June 2007, In June 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF 06-11). EITF 06-11 requires that tax benefits generated by dividends paid during the vesting period on certain equity-classified share-based compensation awards be classified as additional paid-in capital and included in a pool of excess tax benefits available to absorb tax deficiencies from share-based payment awards. EITF 06-11 is effective on July 1, 2008 and is to be applied on a prospective basis. The Company does not expect that the adoption of this EITF will not have a material impact on its consolidated results of operations or financial position.

In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115,” (SFAS No. 159). SFAS No. 159 provides a company with the option to measure selected financial instruments and certain other items at fair value at specified election dates. The election may be applied on an item-by-item basis, with disclosure regarding reasons for the partial election and additional information about items selected for fair value option. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. SAFA No. 159 is effective for fiscal years beginning after November 15, 2007 and interim periods with those fiscal years. The Company has not yet determined whether it will elect the option provided in this standard, or what impact the adoption of such election would have on its consolidated financial position, operating results or cash flows.
3.	INVENTORIES

Inventories consisted of the following:

	Sep. 30,	June 30,
	2007	2007
	(Unaudited)
Raw materials	$1,391	$1,295
Work in progress	1,384	1,210
Finished goods	188	222
Less: provision for obsolete inventory	(796)	(781)

	$2,167	$1,946

4.	STOCK OPTIONS

Historically, the Company had two share-based compensation plans, 1998 Stock Option Plan and the Directors’ Stock Option plan, that are described in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007. The Company grants stock options for shares of common stock to employees and directors under these two plans. The Plans provide that the options shall be exercisable over a period not to exceed five years. The options granted under both of the two plans vest over a period of four years.

On December 2, 2005, the Board of Directors terminated these two share-based compensation plans due to the cost of such compensation exceeding the benefits. There were no stock options granted during the three months ended September 30, 2007.

1998 Stock Option Plan

A summary of option activities under the 1998 Plan during the first quarter of fiscal 2008 ended September 30, 2007 is presented as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at July 1, 2007	13,050	$3.03
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at September 30, 2007	13,050	$3.03	1.00	$93,459

Exercisable at September 30, 2007	13,050	$3.03	1.00	$93,459

As of September 30, 2007, there was less than $1 of accumulated unrecognized stock compensation based on fair value on the grant date related to non-vested options granted under the 1998 Plan. That cost was expected to be recognized during the weighted average period of 1 year.

Directors’ Stock Option Plan

As of July 1, 2007, there were no stock options outstanding and no options exercisable under the Directors’ plan. Because the Directors’ plan was terminated in December 2005, there were no options granted during the three months ended September 30, 2007.

5.	EARNINGS PER SHARE

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share (“EPS”). Basic EPS are computed by dividing net income available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS give effect to all dilutive potential common shares outstanding during a period. In computing diluted EPS, the average price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options and warrants.

In August 2007, the American Stock Exchange notified the Company that there had been an overstatement of the Company’s common stock outstanding in the amount of 2,062 shares since the year 1998. The overstatement was because the Company had incorrectly issued shares in that amount to an employee. This employee returned the mis-issued share certificate and the matter remained pending until it was finally cleared in the first quarter of fiscal 2008. At that time the shares were canceled and reabsorbed.

Options to purchase 13,050 shares of common stock at exercise prices ranging from $2.66 to $4.40 per share were outstanding as of September 30, 2007. No options were excluded in the determination of common shares equivalents, because the average market price of common shares was greater than the exercise price of the stock options. The resulted common shares equivalents were approximately 11,000 shares and are presented in the following table for earnings per share calculation purposes.

Options to purchase 26,885 shares of common stock at exercise prices ranging from $2.66 to $4.40 per share were outstanding as of September 30, 2006. No options were excluded in the determination of common shares equivalents, because the average market price of common shares was greater than the exercise price of the stock options. The resulted common shares equivalents were approximately 19,000 shares and are presented in the following table for earnings per share calculation purposes.

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted EPS for the years presented herein:

	Three Months Ended
	Sep. 30,	Sep. 30,
	2007	2006
	(Unaudited)	(Unaudited)
Net income attributed to common shares	$751	$756

Basic earnings per share	$0.23	$0.23

Diluted earnings per share	$0.23	$0.23

Weighted average number of common shares outstanding — basic	3,226	3,218

Dilutive effect of stock options	11	19

Number of shares used to compute earnings per share — diluted	3,237	3,237

6.	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are customer obligations due under normal trade terms. We sell our products and services to manufacturers in the semiconductor industry. We perform continuing credit evaluations of our customers’ financial conditions, and although we generally do not require collateral, letters of credit may be required from our customers in certain circumstances.

Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. We include any accounts receivable balances that are determined to be uncollectible in our allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to us, we believe our allowance for doubtful accounts for the three months ended September 30, 2007 and the twelve months ended June 30, 2007 was adequate.

The following table represents the changes in the allowance for doubtful accounts:

	Sep. 30,	June 30,
	2007	2007
	(Unaudited)
Beginning	$42	$225
Additions charged to expenses	4	18
Recovered	(5)	(159)
Actual write-offs	—	(42)

Ending	$41	$42

7.	WARRANTY ACCRUAL

The Company provides for the estimated costs that may be incurred under its warranty program at the time the sale is recorded. The Company provides warranty for products manufactured in the term of one year. The Company estimates the warranty costs based on the historical rates of warranty returns. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.

	Sep. 30,	June 30,
	2007	2007
	(Unaudited)
Beginning	$211	$142
Additions charged to cost and expenses	—	74
Recovered	—	(3)
Actual write-offs	(2)	(2)

Ending	$209	$211

8.	ADOPTION OF FASB INTERPRETATION NO. 48

Effective July 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). In accordance with FIN 48, the Company assessed its current tax payable of $256, which is a tax position taken by out Singapore operations and related to the allocation of corporate management expenses to the Singapore operations under the Singapore tax law. The Company did not see any potential benefit arising from this position in this quarter in accordance with the threshold specified by FIN 48. Accordingly, no any impact of this tax position was included in the statement of operation for this quarter of fiscal 2008. In addition, the Company did not include any uncertain tax positions in its federal income tax return or state income tax returns currently filed.

9.	INVESTMENT IN CHONGQING, CHINA

In June 2007, Trio-Tech International Pt. Ltd. established a subsidiary in Chongqing, China. The new subsidiary, Trio-Tech (Chongqing) Co. Ltd. has a registered capital of RMB20 million (equivalent to approximately $2,600) and is wholly owned by Trio-Tech International Pte Ltd. In June 2007, Trio-Tech International Pte. Ltd. infused $2,600 to Trio-Tech (Chongqing) Co. Ltd to fulfill its capital injection obligation. The source of the funds was from the maturity of short-term deposits held by Trio-Tech International Pte. Ltd.

On August 27, 2007, Trio-Tech (Chongqing) Co. Ltd. entered into a Memorandum Agreement with Jiasheng Property Development Co. Ltd. (Jiasheng hereafter) to jointly develop a piece of property with 24.91 acres owned by Jiasheng located in Chongqing, China. Pursuant to the signed agreement, the investment from Trio-Tech (Chongqing) Co. Ltd. was RMB10 million (equivalent to approximately $1,331 based on the exchange rate on September 30, 2007 published by the Federal Reserve System). On August 28, 2007, Trio-Tech (Chongqing) Co. Ltd. transferred the required amount from its bank account into a special bank account jointly monitored by both Trio-Tech (Chongqing) Co. Ltd. and Jiasheng. As Jiasheng is responsible for the business management and operation of the development of this project, and the Company has no major control and decision making authority, this joint project is accounted for as an investment. There was no operation activity in Trio-Tech (Chongqing) Co. Ltd in the first quarter of fiscal year 2008, and there was no income generated in this period.

10.	ASSETS HELD FOR SALE

In the first quarter of fiscal 2008, the Company initiated a plan to sell the property located in Malaysia and decided to cease the depreciation of the property in accordance with SFAS No. 144. The Company believes that the property should be disclosed as assets held for sale, as this property was available for immediate sale in its then current condition subject only to terms that are usual and customary for sales of such property; the sale of the property was probable; and transfer of the property was expected to qualify for recognition as a completed sale within one year.

In late September 2007, a potential buyer contacted the Company and made an offer on the property. The purchase price offered by this potential buyer was reasonable relative to the property’s current fair value in market and approximated carrying value of the property. The Company has not entered into a definite sale and purchase agreement with this buyer as of the date of filing of this Form 10-Q. However, the Company believes that the transfer of the property will be completed within one year. In accordance with SFAS No. 144, the asset held for sale was recorded at historical carrying value of the property ($210), which approximated its fair value, less the cost to sell.

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

All inter-segment sales were sales from the manufacturing segment to the testing and distribution segments. Total inter-segment sales were $59 and $8 for the three months ended September 30, 2007 and 2006, respectively. Corporate assets mainly consisted of cash and prepaid expenses. Corporate expenses mainly consisted of salaries, insurance, professional expenses and directors’ fees.

The following segment information is unaudited:
Business Segment Information:

	Quarter				Depr.
	Ended	Net	Operating	Total	and	Capital
	Sep. 30,	Sales	Income	Assets	Amort.	Expenditures
Manufacturing	2007	$6,396	$326	$3,949	$40	$33
	2006	5,484	441	4,718	42	114

Testing Services	2007	5,543	1,018	33,147	748	510
	2006	3,898	402	24,695	412	191

Distribution	2007	111	(22)	798	17	—
	2006	494	(37)	1,012	4	—

Corporate and	2007	—	(68)	531	—	2
Unallocated	2006	—	15	262	—	—

Total Company	2007	$12,050	$1,254	$38,425	$805	$545
	2006	$9,876	$821	$30,687	$458	$305
Geographic Area Information:

								Elimin-
	Quarter							ations
	Ended	United		Other				and	Total
	Sep. 30,	States	China	Countries	Singapore	Thailand	Malaysia	Other	Company
Net Sales to	2007	$1,460	$219	388	$5,572	$514	$3,956	$(59)	$12,050
Customers	2006	365	1,383	181	6,225	512	1,218	(8)	9,876

Operating	2007	123	26	41	592	62	478	(68)	1,254
Income (loss)	2006	(27)	123	23	533	46	108	15	821

Long-lived	2007	7	845	—	2,618	831	3,060	(40)	7,321
Assets	2006	21	187	—	3,594	782	2,686	(40)	7,230

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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
We own and operate facilities that provide testing services for semiconductor devices and other electronic components to meet the requirements of military, aerospace, industrial and commercial applications. We currently operate six testing facilities, one in the United States, three in Southeast Asia and two in China. The Company uses its own proprietary equipment for certain burn-in, centrifugal and leak tests, and commercially available equipment for various other environmental tests. The Company conducts the majority of its testing operations in Southeast Asia and China with facilities in Singapore, Malaysia, Thailand and China. Our facilities require substantial investment to construct and are largely fixed-costs assets once in operation. Because we own most of the testing capacity, a significant portion of our operating costs is fixed. In general, these costs do not decline with reductions in customer demand or the utilization of our testing capacity, and can adversely affect profit margins as a result. Conversely, as product demand rises and factory utilization increases, the fixed costs are spread over the increased output, which should improve profit margins.
Our manufacturing segment manufactures Artic Temperature Controlled Wafer Chucks, which are used for test, characterization and failure analysis of semiconductor wafers, Wet Process Stations, which wash and dry wafers at a series of 100 to 300 additional processing steps after the etching or deposition of integrated circuits, and other microelectronic substrates in what is commonly called the “front-end”, or creation, of semiconductor circuits. Additionally, we also manufacture centrifuges, leak detectors, HAST (Highly Accelerated Stress Test) systems and “burn-in” systems that are used primarily in the “back-end” of the semiconductor manufacturing process to test finished semiconductor devices and electronic components.
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
First Quarter Fiscal 2008 Highlights
•	Total revenue increased 22.0% to $12,050 for the first quarter of fiscal 2008, compared with revenue of $9,876 for the first quarter of fiscal 2007.

•	Manufacturing segment revenue increased by $912, or 16.6%, to $6,396, compared to $5,484 for the first quarter of fiscal 2007.

•	Testing segment revenue increased by $1,645, or 42.2%, to $5,543, compared to $3,898 for the first quarter of fiscal 2007.

•	Income from operations increased by $433, or 52.7%, to $1,254 compared with $821 for the first quarter of fiscal 2007.

•	Gross profit margins increased slightly by 0.2% to 25.2% from 25.0% for the first quarter of fiscal 2007.

•	Selling expenses decreased by 0.9% from 1.9% of revenue for the first quarter of fiscal 2007.

•	General and administrative expenses decreased by 1.0% from 14.7% of revenue for the first quarter of fiscal 2007.

Results of Operations and Business Outlook
The following table sets forth our revenue components for the three months ended September 30, 2007 and 2006, respectively.

	Three Months Ended September 30
	2007	2006
Net Sales:
Manufacturing	53.08%	55.52%
Testing	46.00	39.47
Distribution	0.92	5.01

Total	100.00%	100.00%

Net sales for the three months ended September 30, 2007 were $12,050, an increase of $2,174, or 22.01%, compared to $9,876 for the same quarter last fiscal year.
Net sales into and within China and the Southeast Asia regions and other countries (except sales into and within the United Sates) increased by $1,079 (or 11.3%) for the three months ended September 30, 2007, from $9,511 to $10,590, compared to the same quarter last fiscal year. This overall increase was primarily due to an increase in sales from the manufacturing segment and testing segment. Net sales into and within the United States increased by $1,095 (or 300%) for the three months ended September 30, 2007, from $365 to $1,460, compared to the same quarter last fiscal year, primarily due to an increase in market demand for our ETE (Environmental Test Equipment) products.
The increase in net sales can be discussed within three segments as follows:
Manufacturing Segment
Net sales in the manufacturing segment as a percentage of total net sales decreased by 2.44% to 53.08% of total net sales for the three months ended September 30, 2007, compared to 55.52% of total net sales in the first quarter of fiscal 2007. The absolute amount of net sales increased by $912 for the three months ended September 30, 2007, from $5,484 to $6,396, compared to the same period of fiscal 2007. We believe that the increase in revenue generated by the manufacturing segment was due to a greater demand from the personal computer market in Asia, which in turn led to a greater demand for our products. The demand for our burn-in systems appeared to increase concurrently with the demand for more microprocessor chips in Southeast Asia. The increase primarily resulted from an increase in demand from one of our major customers, which was a result of that customer’s growing share in the market for microprocessor chips.
Testing Segment
As a percentage of the total revenue, the revenue generated by the testing segment in the first quarter of fiscal 2008 accounted for 46.00% of total sales, an increase of 6.53%, compared to 39.47% in the same period of fiscal 2007. In terms of dollar amount, the revenue for the first quarter of fiscal 2008 was $5,543, reflecting an increase of $1,645, or 42.20%, compared to $3,898 for the first quarter of fiscal 2007. We believe the testing segment continued to show improvement in revenue due to an increase in demand for testing services in Asia, which resulted from the strong economic growth and robust development in the electronics manufacturing industries in China and an improvement in performance by our testing operations in Southeast Asia. Furthermore, our China operation in Suzhou started its testing operation in the second quarter of fiscal 2007, which contributed to this increase in testing revenue. Demand for testing services varies from time to time depending on changes taking place in the market and our customers’ forecasts. We anticipate that our customers will continue to request our services to perform “burn-in” on chips to be used in wireless handsets, automotive applications and wired communications, which chips are currently in high demand in their respective markets.
Distribution Segment
The distribution segment accounted for 0.92% of total net sales in the first quarter of fiscal 2008, a decrease of 4.09% compared to 5.01% in the first quarter of fiscal 2007. The absolute amount of net sales decreased by $383 for the three months ended September 30, 2007, from $494 in the first quarter of fiscal 2007 to $111 in the first quarter of fiscal 2008. The drop in revenue was due to lower demand in the current market for back-end products such as Vibration equipment and chambers and, we believe, a saturation of equipment and electronic components in the current market.

Uncertainties and Remedies
There are several influencing factors which create uncertainties when forecasting performance, such as the ever-changing nature of technology, specific requirements from the customer, decline in demand for certain types of burn-in devices or equipment, and other similar factors. One of these factors is the highly competitive nature of the semiconductor industry. Another is that some customers are unable to provide a forecast of the products required in the upcoming weeks; hence it is difficult to plan for the resources needed to meet these customers’ requirements due to short lead time and last minute order confirmation. This will normally result in a lower margin for these products, as it is more expensive to purchase materials in a short time frame. However, the Company has taken certain actions and formulated certain plans to deal with and to help mitigate these unpredictable factors. For example, in order to meet customers’ demands upon short notice, the Company maintains higher inventories, but continues to work closely with its customers to avoid stock piling. We continue to cut costs by upgrading some of our existing facilities to cater to the changing requirements of customers and by maintaining a lean headcount, while still keeping quality high so as to sell new products at a competitive price. We have also been improving customer service from staff by keeping them up to date on the newest technology and stressing the importance of understanding and meeting the stringent requirements of our customers. Finally, the Company is exploring new markets and products, looking for new customers, and upgrading and improving burn-in technology while at the same time searching for improved testing methods of higher technology chips.
Comparison of the First Quarters Ended September 30, 2007 (“Q1 2008”) and September 30, 2006 (“Q1 2007”)
The following table sets forth certain consolidated statements of income data as a percentage of net sales for the first quarters of fiscal 2008 and 2007, respectively:

	Three Months Ended September 30
	2007	2006
Net Sales	100.0%	100.0%
Cost of sales	74.8%	75.0%

Gross Margin	25.2%	25.0%

Operating Expenses
General and administrative	13.7%	14.7%
Selling	1.0%	1.9%
Research and development	0.1%	0.2%
Total operating expenses	14.8%	16.8%

Income from Operations	10.4%	8.2%

Overall Gross Margin
Overall gross margin as a percentage of revenue increased slightly by 0.2% for the three months ended September 30, 2007, from 25.0% in the first quarter of last year to 25.2%, primarily due to the improvement in gross margin in the testing segment and distribution segment. However, this was offset by a decrease in gross margin in the manufacturing segment and a reversal of bonus provision of $101 for fiscal year 2007 that was included in cost of sales in fiscal year 2007 due to a change in estimate as discussed in Note 1. In terms of dollar value, the overall gross margin increased by $568 for the three months ended September 30, 2007, from $2,474 to $3,042, compared to the same quarter last fiscal year as the result of better sales performance by the testing segment.
Gross profit margin as a percentage of revenue in the manufacturing segment decreased from 19.8% in the first quarter of fiscal 2007 to 14.9% in the first quarter of fiscal 2008. The decrease in gross margin was due to an increase in sales of lower margin burn-in systems pass-through products in the first quarter of fiscal 2008 compared with the same period of fiscal 2007. Bonus provision of $24 for fiscal year 2007 was reversed in the cost of products sold due to a change in estimate as discussed in Note 1. Neither the increase in the absolute dollar amount of sales of burn-in boards and burn-in systems nor the increase in the quantity of burn-in systems sold in the first quarter of fiscal 2008 was sufficient to maintain or increase the gross margin in the manufacturing segment due to the decrease in sales prices for burn-in boards and burn-in systems as a result of strong competition in the market place. However, the Company currently intends to continue manufacturing low-margin burn-in systems and boards in order to maintain market share of these products with its current customers. In absolute amounts, gross profits decreased by $135 to $950 for the three months ended September 30, 2007, from $1,085 for the three months ended September 30, 2006.
Gross profit margin as a percentage of revenue in the testing segment improved by 3.6% for the three months ended September 30, 2007, from 33.6% to 37.2%, compared to the same quarter last fiscal year. In terms of dollar amount, gross margin in the testing segment in the first quarter of fiscal 2008 was $2,063, an increase of $754, or 57.6%, compared to $1,309 in the same period of fiscal 2007. The increase in the gross margin was primarily due to a reversal of bonus provision of $77 for fiscal year 2007 that was included in the cost of services rendered due to a change in estimate, as discussed in Note 1, and higher sales volume with lower overhead costs, especially in the China operation. Significant portions of our operating costs are fixed in the testing segment, thus as service demands rise and factory utilization increases, the fixed costs are spread over the increased output, which improves profit margin. However, this was offset by a drop in the average selling price of services in the Singapore testing operation. Our customers changed their demands and specifications for burn-in hours, which resulted in a lower average unit selling price for burn-in services. We expect that the effect of such trend may be offset in the future by increases in our burn-in services for the faster microprocessor chips, the demand for which chips appears to be on the rise.
Gross profit margin as a percentage of revenue in the distribution segment improved by 9.8% for the first quarter of fiscal 2008, from 16.3% in the first quarter of fiscal 2007 to 26.1%, compared to the same quarter last fiscal year. The improvement in the gross profit as a percentage of sales was due to an increase in average sale price in the first quarter of fiscal 2008 compared to the same quarter of fiscal 2007. Gross profits decreased by $51 to $29 for the three months ended September 30, 2007, from $80 for the three months ended September 30, 2006 due to a drop in sales volume and revenue as previously discussed.
Operating Expenses
Operating expenses for the first quarters of 2008 and 2007 were as follow:

	Three Months Ended September 30
(In Thousands, unaudited)	2007	2006

General and administrative	$1,645	$1,445
Selling	$124	$191
Research and development	$19	$17

Total	$1,788	$1,653

During the first quarter of fiscal year 2008, we reclassified payroll expenses of $88 from selling expenses to general and administrative expenses and cost of sales to reflect a better picture of our operation. Selling expenses of $71 were reclassified to general and administrative expenses and cost of sales in the first quarter of fiscal 2007 accordingly for the purpose of comparison. General and administrative expenses increased by $200, or 13.8%, from $1,445 to $1,645 for the three months ended September 30, 2007, compared to the same period of last fiscal year. The increase was attributable to a hike in payroll and related expenses due to a rise in headcount in our China testing segment in Suzhou, which commenced its testing operations in the second quarter of fiscal 2007. The other contributing factor for the increase in general and administrative expenses was an increase of $63 in the remuneration for executive officers, and an increase of $28 in legal and auditing expenses when compared to the same quarter of fiscal 2007. The increase in general and administrative expenses was offset by a reversal of bonus provision of $154 for fiscal year 2007 due to a change in estimate as discussed in Note 1. Selling expenses decreased by $67, or 35.1%, for the three months ended September 30, 2007 from $191 to $124, compared to the same quarter last fiscal year, mainly due to a decrease in commission expenses as a result of fewer commissionable sales in the distribution segment and a reversal of $43 in overprovided commission expenses in the manufacturing segment and the distribution segment. Part of our commission payable was based on the estimated profit margin of sales when the sales were recorded, and it was reduced when the actual profit margin decreased due to an increase in unexpected service expenses following the sales.
Research and development expenses were $19 compared to $17 for the first quarter of fiscal 2007, due to an increase in payroll expenses in the U.S. operation.
Income from operations
Income from operations increased by $433, or 52.7%, from $821 for the three months ended September 30, 2006 to $1,254 for the three months ended September 30, 2007, mainly due to better performance in the testing segment and a decrease in operating expenses.
Interest Expense
Interest expense for the first quarters of 2008 and 2007 were as follow:

	Three Months Ended September 30
(In Thousands, unaudited)	2007	2006

Interest expense	$85	$29
Interest expense increased by $56 for the three months ended September 30, 2007 from $29 to $85, primarily due to a higher usage of credit line facilities and a new term loan facility of $3,610 taken up in the first quarter of fiscal 2008 to support the expansion plans and potential business opportunities for the Singapore and China operations. The other contributing factor was an interest loss of $51 due to an interest swap agreement on one of our loans that we entered into during the first quarter of fiscal 2008.

Other (Expenses) Income
Other (expenses) income for the first quarters of 2008 and 2007 were as follow:

	Three Months Ended September 30
(In Thousands, unaudited)	2007	2006

Other (expenses) income	$(50)	$37
Other expenses increased by $87 to $50 for the three months ended September 30, 2007 from an income of $37 in the same quarter last fiscal year, primarily due to an increase in the currency transaction loss and an increase in provision for the value added tax, but offset by an increase in interest income generated from short-term deposits and rental income. Currency transaction loss increased by $91 for the three months ended September 30, 2007, from $27 to $118, compared to the same quarter last fiscal year. This was attributable to the weakening of the U.S. dollar against foreign currency in U.S. denominated assets. The provision for the value added tax was $48, which was the result of a change in the local tax policy in our China operation in Suzhou. Interest income was $68 for the three months ended September 30, 2007 and was $31 higher than the interest income generated in the same quarter last fiscal year due to an increase in the placement of short-term deposits from working capital generated from the collection of accounts receivables.
Income Tax
Income tax provision for the three months ended September 30, 2007 was $172, an increase of $146 compared to the income tax provision of $26 for the same quarter last fiscal year. The increase in income tax provision was mainly due to a higher tax provision for the increased income generated from the Singapore operations in the first quarter of fiscal 2008 and a reversal of a deferred tax liability of $114 in the Singapore operations in the first quarter of fiscal 2007. The Singapore operations generated a profit of $510 in first quarter fiscal 2008, increased by $30 from $480 in the same quarter of fiscal 2007.
We assessed our income tax liability of $256 as of September 30, 2007 in accordance with FIN, which is related to the allocation of corporate management expenses to our Singapore operation in terms of Singapore tax law. We did not see any potential benefits arising from this tax position. Accordingly, no impact of this tax position was recognized in the statement of operations for this quarter of fiscal 2008. We did not include any potential income tax position in federal and state income tax returns currently filed.
Minority Interest
As of September 30, 2007, we held a 55% interest in Trio-Tech Malaysia. In the first quarter of fiscal 2008, minority interest in the net income of subsidiaries was $196, an increase of $149, or 317.0%, compared to a minority interest in the net income of $47 for the same quarter of fiscal 2007. The increase in the minority interest was attributable to the improvement in the net income generated from the Malaysia testing operation due to stronger market demands from our customers.
Net Income
Net income was $751 in the first quarter of fiscal 2008, representing a decrease of $5 from a net income of $756 for the three months ended September 30, 2006. The decrease in net income was mainly due to an increase in operating expenses, other expenses and income tax expenses, which was offset by a rise in revenues, as previously discussed.
Earnings per Share
Basic and diluted earnings per share for the three months ended September 30, 2007, respectively, remained the same as the same period of last year, which was $0.23 for the three months ended September 30, 2007 and 2006, respectively.
Segment Information
The revenue, gross margin and income from each segment for the first quarter of fiscal 2008 and the first quarter of fiscal 2007, respectively, are presented below. As the segment revenue and gross margin for each segment have been discussed in the previous section, only the comparison of income from operations is discussed below.

Manufacturing Segment
The revenue, gross margin and income from operations for the manufacturing segment for the first quarters of 2008 and 2007 were as follows:

	Three Months Ended September 30
(In Thousands, unaudited)	2007	2006

Revenue	$6,396	$5,484
Gross margin	14.9%	19.8%
Income from operations	$326	$441
Income from the manufacturing segment decreased by $115 to $326 for the three months ended September 30, 2007 from $441 in the same quarter last fiscal year. The decrease in operating income was attributable to a decrease in gross profit of $135 due to an increase in sales of low margin burn-in systems, but offset by a decrease in operating expenses of $20. Operating expenses for the manufacturing segment were $624 and $644 for the three months ended September 30, 2007 and 2006, respectively. The decrease in operating expense was mainly due to a reversal of $43 in bonus provision for fiscal year 2007 as a result of a change in estimate as discussed in Note 1 in the first quarter of fiscal 2008.
Testing Segment
The revenue, gross margin and income from operations for the testing segment for the first quarters of 2008 and 2007 were as follows:

	Three Months Ended September 30
(In Thousands, unaudited)	2007	2006

Revenue	$5,543	$3,898
Gross margin	37.2%	33.6%
Income from operations	$1,018	$402
Income from operations in the testing segment in the first quarter of fiscal 2008 was $1,018, an increase of $616, or 153.2%, compared to $402 in the same period of fiscal 2007. The improvement in income from operations was attributable to an increase of $754 in gross profit due to an increase in unit sales price as a result of change in customers’ demands, but offset by an increase of $138 in operating expenses. Operating expenses were $1,045 and $907 for the three months ended September 30, 2007 and 2006, respectively. This increase in operating expenses was mainly due to an increase in operating expenses in our China operation in Suzhou, which began its testing operation in the second quarter of fiscal 2007. This was offset by a reversal of $111 in bonus provision for fiscal 2007 as a result of a change in estimate, as discussed in Note 1, in the first quarter of fiscal 2008.
Distribution Segment
The revenue, gross margin and loss from operations for the distribution segment for the first quarters of 2008 and 2007 were as follows:

	Three Months Ended September 30
(In Thousands, unaudited)	2007	2006

Revenue	$111	$494
Gross margin	26.1%	16.3%
Loss from operations	$(22)	$(37)
Loss from operations in the distribution segment decreased by $15 for the three months ended September 30, 2007, from an operating loss of $37 in the first quarter of fiscal 2007 to a loss of $22 in the first quarter of fiscal 2008. The decrease in operating loss was mainly due to a decrease of operating expenses of $66, but offset by a decrease in gross profit of $51 as the result of a decrease in revenue. Operating expenses were $51 and $117 for the three months ended September 30, 2007 and 2006, respectively. The decrease in operating expenses was mainly due to a decrease in commission expenses incurred in the first quarter of fiscal 2008 as the result of a decrease in commissionable sales and a reversal of commission expenses of $38 in the first quarter of fiscal 2008. Part of our commission payable was based on the estimated profit margin of sales when the sales were recorded, and it was reduced when the actual profit margin decreased due to an increase in unexpected service expenses following the sales.

Corporate
The income (loss) from operations for corporate for the first quarters of 2007 and 2006 were as follow:

	Three Months Ended September 30
(In Thousands, unaudited)	2007	2006

Income (Loss) from operations	$(68)	$15
Corporate operating loss increased by $83 for the three months ended September 30, 2007, from an operating income of $15 in the same period last fiscal year to an operating loss of $68. The increase in the operating loss from corporate was mainly due to an increase of $63 in the remuneration for executive officers and an increase $28 in legal and auditing fees when compared to the same quarter of fiscal 2007.
Financial Condition
During the three months ended September 30, 2007, total assets increased $5,637 from $32,788 at June 30, 2007 to $38,425 at September 30, 2007. The majority of the increase was in cash and short-term deposits, accounts receivables, other receivables, inventory, prepaid expenses and investment, but offset by a decrease in property, plants and equipments, other intangible assets and other assets.
At the end of the first quarter of fiscal 2008, total cash and short-term deposits were $16,270, an increase of $1,320 from fiscal year-end 2007. The increase was primarily due to an increase in proceeds from long-term loans. In the first quarter of fiscal year 2008, the Company obtained a new term loan of $3,610 to support its long-term investment and potential business expansion opportunities.
Accounts receivables at the end of the first quarter of fiscal 2008 increased $2,583 from fiscal year-end 2007, primarily due to higher sales generated in the first quarter of fiscal 2008. The total sales from all three segments for the three months ended September 30, 2007 were $12,050, an increase of $2,174, or 22.0%, compared to total sales of $9,876 for the same period last fiscal year. The turnover of accounts receivables was 66 days at the end of the first quarter of fiscal 2008 compared with 62 days at fiscal year-end 2007 due to higher sales near the end of the quarter ended September 30, 2007.
Other receivables at the end of the first quarter of fiscal year 2008 increased $255 from fiscal year-end 2007, mainly due to an increase in an advanced payment for fixed assets of $205 in our Singapore and China operations and an increase in accrued sales of $50 for in our China operation in Suzhou in the first quarter of fiscal 2008.
Inventories at September 30, 2007 was $2,167, an increase of $221, or 11.4%, compared to $1,946 at June 30, 2007, as we built inventory to support expected product shipments in the second quarter of the year. The turnover of inventory was 21 days at the end of the first quarter of fiscal 2008 compared with 23 days at fiscal year-end 2007.
Assets held for sale of $210 at the end of the first quarter of fiscal 2008 were comprised of the carrying value (the net book value of the property) of the property located in Malaysia in accordance with SFAS No. 144.
Prepaid expenses and other current assets at the end of the first quarter of fiscal 2008 were $206, an increase of $84 from fiscal year-end 2007, primarily due to increased prepayment of insurance premiums in the Singapore operation and China operation in Suzhou. Because the China operation commenced its business in the second quarter of fiscal 2007, there was no such prepaid expense in the first quarter of fiscal 2007.
In the first quarter of fiscal year 2008, Trio-Tech Chongqing Co. Ltd. entered into a Memorandum Agreement with Jiasheng Property Development Co. Ltd. to jointly develop a piece of property with 24.91 acres owned by Jiasheng located in Chongqing, China. Pursuant to the signed agreement, an investment of $1,331 was transferred in the first quarter of fiscal 2008 into a special bank account jointly monitored by both Trio-Tech (Chongqing) Co. Ltd. and Jiasheng.
Property, plant and equipment decreased by $325, from $7,458 at June 30, 2007 to $7,133 at September 30, 2007, due to an increase in accumulated depreciation of the Company’s fixed assets in the ordinary course of business. The carrying value of $210 included in assets held for sale in the Malaysia Testing operation also contributed to part of this decrease. Capital expenditures were $545 for the first quarter of fiscal 2008, compared with $305 for the first quarter of fiscal 2007. The increase in capital expenditure was mainly due to purchases of machinery and equipment in the first quarter of fiscal 2008 by the Malaysia testing operations and China testing operations in order to meet the specifications from our customers.
Depreciation was $778 for the first quarter of fiscal 2008, compared with $427 for the first quarter of fiscal 2007. The increase in depreciation expenses was mainly due to an increase in property, plant and equipment in the first quarter of 2008 as compared to the first quarter of 2007. The change in estimate of useful life of fixed assets for smart burn-in projects in the third quarter of fiscal
2007 also contributed to the increase in deprecation expenses. Revised useful life of these assets resulted in an additional expense of $114, or $0.04 per diluted share, in the first quarter of fiscal 2008. These assets will be fully depreciated as of June 2008.
Other assets were $427, a decrease of $18 from fiscal year-end 2007. The decrease in other assets was primarily due to a decrease of $40 for a down payment of fixed assets in the Malaysia operation, but offset by an increase of $10 in deposits for rent and utilities in the China operations.

Liquidity Comparison
Net cash used in operating activities increased by $1,172 to $382 for the three months ended September 30, 2007 from a net cash inflow of $790 in the same period of last fiscal year. The increase in net cash used in operating activities was primarily due to an increase in cash outflow from changes in the accounts receivable balance. The total changes in operating assets and liabilities for the first quarter of fiscal 2008 were a negative $2,109 compared to a negative $228 for the first quarter of fiscal 2007. Accounts receivable, other receivables and prepaid expenses and other current assets made a significant impact of $2,923 (negative cash flow) in the first quarter of fiscal 2008, whereas the changes in these assets made a positive impact of $695 in the same period of last fiscal year. Offsetting the increase in cash used in operating activities was an increase in net impact of adjusting non-cash items. The net impact of adjusting non-cash items increased by $714 to $976 for the first quarter of fiscal 2008 from $262 for the same period of last fiscal year.
Net cash used in investing activities increased by $5,245 to $2,939 for three months ended September 30, 2007 from a cash inflow of $2,306 for the same period of fiscal 2007. The proceeds from maturing short-term deposits of $10,369 were not adequate to cover the higher investment in short-term deposits of $11,432 in the first quarter of fiscal 2008, thereby incurring a negative cash flow. As we anticipated that funds would be required in the second and third quarters of fiscal 2008 for working capital purposes, we invested in short-term deposits to generate interest income. Capital expenditures in cash also increased to $545 in the first quarter of fiscal 2008 from $274 in the same period of fiscal 2007. The increase in capital expenditure was primarily for the purchase of machinery and equipment in the Malaysia and China operations in order to meet customers’ demands. Lastly, we invested $1,331 in Chongqing, China in the first quarter of fiscal 2008 to jointly develop a piece of property with 24.91 acres with Jiasheng Property Development Co. Ltd.
Net cash provided by financing activities in the first quarter of fiscal 2008 was $3,402, representing an increase of $3,431 compared to the net cash used in financing activities of $29 during the first quarter of fiscal 2007. The increase was due mainly to higher proceeds from long term bank loans of $3,610 during the first quarter of fiscal 2008 compared to proceeds of $6 in the first quarter of fiscal 2007. However, this was offset by (i) a decrease of $38 from net borrowing in lines of credit, (ii) an increase of $130 in repayment of bank loans and capital leases, and (iii) a decrease of $5 in cash proceeds from stock options exercised. We increased our borrowing from bank loans to meet our daily operation needs and to support future potential expansion opportunities.
We believe we have the necessary financial resources to meet our projected cash requirements for at least the next twelve months.
Corporate Guarantee Arrangement
The Company provides a corporate guarantee of approximately $1,676 to one of its subsidiaries in Southeast Asia to secure line-of-credit and term loans from a bank to finance the operations of such subsidiary. With the strong financial position of the subsidiary company, the Company believes this corporate guarantee arrangement will have no material impact on its liquidity or capital resources.
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
As of September 30, 2007, the outstanding aggregate principal balance on these loans, capital leases and lines of credit was approximately $4,306. The interest rates on our loans and lines of credit range from 0.81% to 7.00% per annum. These interest rates are subject to change and we cannot predict an increase or decrease in rates, if any.

	Sep. 30,	June 30,
	2007	2007
	(unaudited)
Loans:
Denominated in Singapore dollars; interest is at the bank’s prime rate (4.25% at September 30, 2007 and June 30, 2007) plus 1% per annum	$—	$16

Denominated in Singapore dollars; interest rate interest is at the bank’s prime rate (4.25% at September 30, 2007 and June 30, 2007) plus 1% per annum	97	150

Denominated in Thailand baht; interest is at the bank’s prime rate (7.00% at September 30, 2007 and June 30, 2007)	20	39

Denominated in Singapore dollars; interest is at the bank’s prime rate (2.48% at September 30, 2007 and June 30, 2007) plus 3.5% per annum	—	309

Denominated in Singapore dollars; interest is at the bank’s prime rate (4.25% at September 30, 2007 and June 30, 2007) plus 1% per annum	140	161

Denominated in Singapore dollars; interest is at the bank’s prime rate (3.7% at September 30, 2007) plus 3.0% per annum	3,636	—

Subtotal	$3,893	$675

Capital leases:
Denominated in Singapore dollars with a fixed interest rate ranging from 4.19% to 6.02% per annum	$247	$269

Denominated in Malaysia ringgit with a fixed interest rate at 4.30% per annum	5	7

Denominated in U.S. dollars with a fixed interest rate at 0.81% per annum	3	4

Subtotal	$255	$280

Line of credit:
Denominated in Singapore dollars; interest is at the bank’s prime rate (5.75% at September 30, 2007) plus 0.25% per annum	$209	—

Subtotal	$209	$—

Total	$4,357	$955

The outstanding aggregate principal balance on these loans, capital leases and lines of credit were mainly utilized by our Singapore operations. In the first quarter of fiscal 2008, the Company took out a new term loan of $3,610 to support its long-term investment and potential business expansion opportunities in Singapore and China. As the majority of our overall net sales were contributed from the Singapore operations, we believe that the Singapore operations will be able to meet repayment of its loans and capital obligations. The Thailand operation utilized term loans to finance the extension of a building in Bangkok and it will be able to meet its obligations thereunder, as the operation has been generating cash for the past few years.
Foreign Currency Exchange Rate Risk. Although the majority of our sales, cost of manufacturing and marketing are transacted in U.S. dollars, significant portions of our revenue are denominated in Singapore and Euro dollars, Malaysian ringgit, Thai baht and other currencies. During the three months ended September 30, 2007, we had no material derivative financial instruments or other foreign exchange risk hedging devices. With or without hedges, a portion of our costs, revenues and operating margins may be affected by fluctuations in exchange rates, primarily between the U.S. dollar and such foreign currencies, although foreign exchange risks have not been material to our financial position or results of operations to date. We are also affected by fluctuations in exchange rates if there is a mismatch between our foreign currency denominated assets and liabilities. Foreign currency translation adjustments resulted in an increase of $216 and $27 to shareholders’ equity for the three months ended September 30, 2007 and 2006, respectively.

We try to reduce our risk of foreign currency fluctuations by purchasing certain equipment and supplies in U.S. dollars and seeking payment, when possible, in U.S. dollars. However, we may not be successful in our attempts to mitigate our exposure to exchange rate fluctuations. Those fluctuations could have a material adverse effect on the Company’s financial results.
ITEM 4. CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2007, the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective at a reasonable level.
Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. There is no assurance that our disclosure controls or our internal controls over financial reporting can prevent all errors. An internal control system, no matter how well designed and operated, has inherent limitations, including the possibility of human error. Because of the inherent limitations in a cost-effective control system, misstatements due to error may occur and not be detected. We monitor our disclosure controls and internal controls and make modifications as necessary. Our intent in this regard is that our disclosure controls and our internal controls will improve as systems change and conditions warrant.
During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control overall financial reporting.

TRIO-TECH INTERNATIONAL
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Not applicable
Item 1A. Risk Factors
CERTAIN RISKS THAT MAY AFFECT OUR FUTURE RESULTS
In addition to the other information set forth in this report, shareholders should carefully consider the factors discussed in Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended June 30, 2007, which factors could materially affect our business, financial condition and/or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. In addition to the risks so noted, we also note as follows:
Possible dilutive effect of outstanding options
As of September 30, 2007, there were 13,050 shares of common stock reserved for issuance upon exercise of outstanding stock options. The outstanding options are currently exercisable at exercise prices ranging from $2.66 to $4.40 per share. We anticipate that the trading price of our common stock at the time of exercise of any such outstanding options will exceed the exercise price under those options. Thus such exercise will have a dilutive effect on our shareholders.
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
Dated: November 14, 2007