Form 10-Q
period 2007-12-31
TRIO TECH INTERNATIONAL
filed 2008-02-12
CIK 732026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                  to
Commission File Number 1-14523
TRIO-TECH INTERNATIONAL
(Exact name of Registrant as specified in its Charter)

California	95-2086631
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

16139 Wyandotte
Van Nuys, California	91406
(Address of principle executive offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: 818-787-7000
14731 Califa Street, Van Nuys, California 91411
(Former Name, Former Address and Former Fiscal Year if Changed Since Last Report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock outstanding as of February 1, 2008 is 3,225,930

TRIO-TECH   INTERNATIONAL
INDEX TO CONSOLIDATED FINANCIAL INFORMATION, OTHER INFORMATION AND SIGNATURE

		Page
Part I.	Financial Information
Item 1.	Financial Statements
	(a) Condensed Consolidated Balance Sheets as of December 31, 2007 (Unaudited) and June 30, 2007	4
	(b) Condensed Consolidated Statements of Operations and Comprehensive Income for the Three and Six Months Ended December 31, 2007 (Unaudited) and December 31, 2006 (Unaudited)	5
	(c) Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2007 (Unaudited) and December 31, 2006 (Unaudited)	6
	(d) Notes to Consolidated Financial Statements (Unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	31
Item 4T.	Controls and Procedures	32

Part II.	Other Information
Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3.	Defaults upon Senior Securities	33
Item 4.	Submission of Matters to a Vote of Security Holders	33
Item 5.	Other Information	34
Item 6.	Exhibits	34

Signatures		35
Exhibits
Certifications
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

FORWARD-LOOKING STATEMENTS
          The discussions of Trio-Tech International’s (the “Company”) business and activities set forth in this Form 10-Q and in other past and future reports and announcements by the Company may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and assumptions regarding future activities and results of operations of the Company. In light of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the following factors, among others, could cause actual results to differ materially from those reflected in any forward-looking statements made by or on behalf of the Company: market acceptance of Company products and services; changing business conditions or technologies and volatility in the semiconductor industry, which could affect demand for the Company’s products and services; the impact of competition; problems with technology; product development schedules; delivery schedules; changes in military or commercial testing specifications which could affect the market for the Company’s products and services; difficulties in profitably integrating acquired businesses, if any, into the Company; risks associated with conducting business internationally and especially in Southeast Asia, including currency fluctuations and devaluation, currency restrictions, local laws and restrictions and possible social, political and economic instability; and other economic, financial and regulatory factors beyond the Company’s control. World-wide oil prices increased caused companies to incur higher costs. We believe customers have tightened and will continue to tighten their spending resulting in a decline in the demand for electronic products and semiconductor equipment. We anticipate that this chain effect will hit the Company’s business gradually in the future. See the discussions elsewhere in this Form 10-Q, including under the heading “Certain Risks That May Affect Our Future Results,” for more information. In some cases, you can identify forward-looking statements by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” “believes,” “can impact,” “continue,” or the negative thereof or other comparable terminology.
          We undertake no obligation to update forward-looking statements to reflect subsequent events, changed circumstances, or the occurrence of unanticipated events.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	December 31,	June 30,
	2007	2007
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$5,316	$7,135
Short-term deposits	8,890	7,815
Trade accounts receivable, less allowance for doubtful accounts of $42 and $42	10,633	7,410
Other receivables	364	245
Inventories, less provision for obsolete inventory of $816 and $786	2,473	1,946
Prepaid expenses and other current assets	283	122
Asset held for sale	212	—

Total current assets	28,171	24,673

INVESTMENT IN CHINA (Note 10)	2,057	—
PROPERTY, PLANT AND EQUIPMENT, Net	7,667	7,458
OTHER INTANGIBLE ASSETS, Net	166	212
OTHER ASSETS	404	445

TOTAL ASSETS	$38,465	$32,788

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,386	$2,265
Accrued expenses	3,533	4,354
Advances from buyer	21	—
Income taxes payable	836	948
Current portion of notes payable	1,428	536
Current portion of capital leases	112	125

Total current liabilities	9,316	8,228

NOTES PAYABLE, net of current portion	2,179	139
CAPITAL LEASES, net of current portion	118	155
DEFERRED TAX LIABILITIES	396	373

TOTAL LIABILITIES	$12,009	$8,895

MINORITY INTEREST	2,830	2,459

SHAREHOLDERS’ EQUITY:
Common stock; no par value, 15,000,000 shares authorized; 3,225,930 shares issued and outstanding as of December 31, 2007, and at June 30, 2007	10,361	10,361
Paid-in capital	818	460
Retained earnings	11,051	10,135
Accumulated other comprehensive income	1,396	478

Total shareholders’ equity	23,626	21,434

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$38,465	$32,788

See accompanying notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
UNAUDITED (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

	Six Months Ended		Three Months Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Products	$13,708	$14,772	$7,201	$8,794
Services	11,213	9,171	5,670	5,273

	24,921	23,943	12,871	14,067

Cost of Sales
Cost of products sold	11,468	12,461	5,939	7,648
Cost of services rendered	7,216	5,658	3,737	3,069

	18,684	18,119	9,676	10,717

Gross Margin	6,237	5,824	3,195	3,350

Operating Expenses
General and administrative	4,069	3,150	2,424	1,704
Selling	277	398	153	207
Research and development	38	34	19	17
Impairment loss	16	172	16	172

Total operating expenses	4,400	3,754	2,612	2,100

Income from Operations	1,837	2,070	583	1,250

Other Income (Expenses)
Interest expense	(164)	(66)	(79)	(37)
Other (expense) income	(191)	110	(141)	73

Total other (expense) income	(355)	44	(220)	36

Income Before Income Taxes	1,482	2,114	363	1,286

Income Tax Provision	314	478	142	453

Income Before Minority Interest	1,168	1,636	221	833
Minority interest	(252)	(81)	(56)	(34)

Net Income Attributed to Common Shares	916	1,555	165	799

EARNINGS PER SHARE:
Basic earnings per share	$0.28	$0.48	$0.05	$0.25
Diluted earnings per share	$0.28	$0.48	$0.05	$0.25

Weighted Average Shares Outstanding:
Basic	3,226	3,220	3,226	3,221
Diluted	3,259	3,232	3,228	3,233

Comprehensive Income:
Net income	$916	$1,555	$165	$799
Foreign currency translation adjustment	918	508	702	482

Comprehensive Income	$1,834	$2,063	$867	$1,281

See accompanying notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, UNAUDITED (IN THOUSANDS)

	Dec. 31,	Dec. 31,
	2007	2006
	(unaudited)	(unaudited)
Cash Flow from Operating Activities
Net income	$916	$1,555
Adjustments to reconcile net income to net cash flow (used in) provided by operating activities
Depreciation and amortization	1,528	1,124
Bad debts expense, net	—	119
Inventory provision	35	144
Accrued interest expense net accrued interest income	(53)	(45)
Impairment loss	16	172
Stock compensation	358	3
Gain on sale of property	—	(40)
Deferred tax provision	23	21
Minority interest	265	81
Changes in operating assets and liabilities
Accounts receivables	(3,223)	(3,424)
Other receivables	(119)	99
Other assets	41	(146)
Inventories	(562)	(2,334)
Prepaid expenses and other liabilities	(161)	(50)
Accounts payable and accrued liabilities	321	2,810
Income tax payable	(112)	221

Net cash (used in) provided by operating activities	(727)	310

Cash Flow from Investing Activities
Proceeds from short-term deposits matured	21,443	7,063
Investments in short-term deposits	(22,416)	(4,707)
Additions to property, plant and equipment	(1,493)	(2,020)
Proceeds from sale of equipment	—	49
Investment in Chongqing, China	(2,057)	—

Net cash (used in) provided by investing activities	(4,523)	385

Cash Flow from Financing Activities
Net borrowings on lines of credit		1,831
Repayment of bank loans and capital leases	(854)	(463)
Proceeds from long-term bank loans and capital leases	3,687	6
Proceeds from exercising stock options	—	16
Proceeds from 10% shareholder on the short swing profit of the Company stock	—	118
Dividends paid to minority interest	—	(42)

Net cash provided by financing activities	2,833	1,466

Effect of Changes in Exchange Rate	598	309

NET (DECREASE) INCREASE IN CASH	(1,819)	2,470
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,135	2,551

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,316	$5,021

	Dec. 31,	Dec. 31,
	2007	2006
Supplementary Information Of Cash Flows
Cash paid during the period for:
Interest	$117	$66
Income taxes	$477	$254

Non-Cash Transactions
Capital lease of property, plant and equipment	$—	$30
Declaration of cash dividends to be paid	$—	$323
Assets held for sale	$(212)	$—
Carrying value of property reclassified from property, plant and equipment	$212	$—
See accompanying notes to condensed consolidated financial statements.

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

	Ownership	Location

Express Test Corporation(dormant)	100%	Van Nuys, California
Trio-Tech Reliability Services (dormant)	100%	Van Nuys, California
KTS Incorporated, dba Universal Systems (dormant)	100%	Van Nuys, California
European Electronic Test Centre
(Operation ceased on November 1, 2005)	100%	Dublin, Ireland

Trio-Tech International Pte. Ltd.	100%	Singapore
Universal (Far East) Pte. Ltd.	100%	Singapore
Trio-Tech Thailand	100%	Bangkok, Thailand
Trio-Tech Bangkok	100%	Bangkok, Thailand
Trio-Tech Malaysia	55%	Penang and Selangor, Malaysia
Trio-Tech Kuala Lumpur — 100% owned by	55%	Selangor, Malaysia
Trio-Tech Malaysia
Prestal Enterprise Sdn. Bhd.	76%	Selangor, Malaysia
Trio-Tech (SIP) Co. Ltd.	100%	Suzhou, China
Trio-Tech (Shanghai) Co. Ltd.	100%	Shanghai, China
Trio-Tech (Chongqing) Co. Ltd.	100%	Chongqing, China
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. All significant inter-company accounts and transactions have been eliminated in consolidation. The unaudited consolidated financial statements are presented in U.S. dollars. The accompanying financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the six months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report for the fiscal year ended June 30, 2007.
Certain prior year balances on the Statement of Operations and Comprehensive Income have been reclassified to conform to the current presentation. The reclassification had no impact on net income for the six months ended December 31, 2006.
Change in Estimate: During the third quarter of fiscal 2007 ended March 30, 2007, management determined that the useful life of fixed assets for smart burn-in projects was shorter than originally expected. Revised useful life of these assets resulted in an additional depreciation expense of $233, or $0.07 per diluted share in the six months ended December 31, 2007. These assets will be fully depreciated as of June 30, 2008.
In the first quarter of fiscal year 2008, our Singapore operation reversed approximately $255 in employee bonuses payable that were accrued during the fiscal year ended June 30, 2007. The provision for bonuses was based on the Company’s policy and guidelines related to bonuses, the financial results of the Singapore operation, group objectives and individual employee performance set up at the beginning of fiscal year 2007 and employee headcount on June 30, 2007. According to the Company’s guidelines, the Singapore operation accrued $1,110 in bonuses payable, and 420 employees were covered under the bonus provision.

Prior to the time for payment of bonuses accrued, the Company determined (a) that in the first quarter of fiscal year 2008, 51 (12.4%) employees on the bonus list for fiscal year 2007 had left the Company and thus were not entitled to such bonuses, and
(b) based on the employee performance review conducted at the end of September 2007, management noted that among more than 350 employees who were still on the bonus list, a number of employees did not qualify for the bonus of the full three months of base salary. As a result of combining the aforementioned factors, bonuses totaling $255 were over-accrued. Accordingly, the over-provision of $255 was reversed in the first quarter of fiscal 2008 as a result of the change in estimate. This change in estimate increased the net income for the six months ended December 31, 2007 by $255, or $0.08 per diluted share.
In addition, during the six months ended December 31, 2007, the Singapore operation reversed commission expenses of $82. A portion of the commission payable by the Company is based on the estimated profit margin of sales when sales are recorded. Management reviews the commission liability periodically with the appropriate personnel. When the actual profit margin is lower than the one expected, the accrued commission liability should be reduced and the commission expenses should be reversed accordingly. Based on management review in the six months ended December 31, 2007, it was determined that the actual profit margin for some sales was less than expected due to an increase in unexpected service expenses following the sales. Accordingly, the Company reversed $82 in commissions. This change in estimate increased the net income for the six months ended December 31, 2007 by $82, or $0.03 per diluted shares.
2.	SUBSEQUENT EVENT

On January 4, 2008, Trio-Tech (Chongqing) Co. Ltd. entered into a Memorandum Agreement with MaoYe Property Ltd. to purchase an office space of 827.2 square meters on the 35th floor of a 40 story high office building located in Chongqing, China. The total cash purchase price was RMB5,554 (Chinese yuan), equivalent to approximately US$762 based on the exchange rate on December 31, 2007 published by the Federal Reserve System. Under the terms of the agreement, the Company paid the purchase price in full on January 4, 2008.
3.	NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (Revised 2007), Business Combinations, or SFAS No. 141R. SFAS No. 141R will change the accounting for business combinations in a number of areas including the treatment of contingent considerations, pre-acquisition contingencies, transaction costs, in-process research and development, and restructuring costs. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company believes the adoption of SFAS 141R will have an impact on the accounting for future acquisitions.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51, or SFAS No. 160. SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company has not completed our evaluation of the potential impact, if any, of the adoption of SFAS No. 160 on its consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” or SFAS No. 159. SFAS No. 159 permits, but does not require, entities to choose to measure eligible items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided that a company also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements.” Management is in the process of assessing if this statement will have a material impact on the Company’s financial statements once adopted.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” or SFAS No. 157. SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. There is partial delay in applying FAS 157 to non-financial assets and liabilities measured on a non-recurring basis. The Company is currently evaluating the impact adoption may have on its financial condition or results of operations.

In June 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF 06-11). EITF 06-11 requires that tax benefits generated by dividends paid during the vesting period on certain equity-classified share-based compensation awards be classified as additional paid-in capital and included in a pool of excess tax benefits available to absorb tax deficiencies from share-

based payment awards. EITF 06-11 will be effective on July 1, 2008 and is to be applied on a prospective basis. The Company does not expect that the adoption of this EITF will have a material impact on its consolidated results of operations or financial position.
4.	INVENTORIES

Inventories consisted of the following:

	Dec. 31,
	2007	June 30,
	(Unaudited)	2007

Raw materials	$1,529	$1,295
Work in progress	1,501	1,210
Finished goods	259	222
Less: provision for obsolete inventory	(816)	(781)

	$2,473	$1,946

5.	STOCK OPTIONS

As of December 31, 2007, the Company had 13,050 shares of stock options outstanding under the 1998 Employee Option Plan, which was terminated on December 2, 2005 by the Company’s Board of Directors.

On September 24, 2007, the Company’s Board of Directors unanimously adopted the 2007 Employee Stock Option Plan and the 2007 Directors Equity Incentive Plan, which were approved by the shareholders on December 3, 2007. The 2007 Employee Stock Option Plan provides for awards of up to 300,000 shares of the Company’s Common Stock to employees, consultants and advisors. The 2007 Directors Equity Incentive Plan provides for awards of up to 200,000 shares of the Company’s Common Stock to the members of the Board of Directors in the forms of non-qualified options and restricted stock. These two plans are administered by the Board, which also establishes the terms of the awards.

Effective July 1, 2005, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard No. 123R, “Share-Based Payment” (SFAS No 123R), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to the Company’s employees and directors including stock options and employee stock purchases. Stock-based compensation expense for stock options and employee stock purchases granted subsequent to July 1, 2005 was based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. During the process of estimating the fair value of the stock options granted and recognizing share-based compensation, the following assumptions were adopted.
      Assumptions
The fair value for these awards was estimated using the Black-Scholes option pricing model with the following weighted average assumptions, assuming no expected dividends:

	Six Months Ended	Year Ended
	December 31, 2007	June 30, 2007

Expected volatility	110.91%	73.22-98.51%
Risk free interest rate	3.1%	4.5%
Expected life (years)	2.00	2.00
The expected volatilities are based on the historical volatility of the Company’s stock. The observation is made on a weekly basis. The observation period covered is consistent with the expected life of options. The expected life of stock options is based on the historical experience of similar stock options granted and observed. The risk-free rate is consistent with the expected terms of the stock options and is based on the United States Treasury yield curve in effect at the time of grant.
      2007 Employee Stock Option Plan
The Company’s 2007 Employee Stock Option Plan (the “2007 Employee Plan”), which is shareholder-approved, permits the grant of stock options to its employees of up to 300,000 shares of Common Stock. Under the 2007 Employee Plan, all options must be granted with an exercise price of not less than “fair market value” as of the grant date and the options granted should be exercisable within maximum ten years after the date of grant, or such lesser period of time as is set forth in the stock option agreements. They shall be exercisable (a) immediately as of the effective date of the stock option agreement granting the Option, or (b) in accordance with a schedule related to the date of the grant of the Option, the date of first employment, or such other date as may be set by the Compensation Committee. Generally, options granted under the 2007 Employee Plan are exercisable within five years after the date of grant, and vest over the period as follows: 25% vesting on the grant date and the remaining balance vesting in equal installments on the next three succeeding anniversaries of the grant date. The share-based compensation will be recognized in terms of the grade method over the vesting period. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the 2007 Employee Plan).
During the second quarter of fiscal 2008, pursuant to the 2007 Employee Plan, 50,000 shares of stock options were granted to certain officers and employees with an exercise price equal to the fair market value of the Company’s Common Stock (as defined under the 2007 Employee Plan in conformity with Regulation 409A of the Internal Revenue Code of 1986, as amended) at the date of grant. These options vest over the period as follows: 25% vesting on the grant date, and the balance vesting in equal installments on the next three succeeding anniversaries of the grant date. The fair market value of 50,000 shares of the Company’s Common Stock issuable upon exercise of stock options granted was approximately $277 based on the fair value of $5.55 per share determined by using the Black Scholes option pricing model. There were no options exercised during the six months ended December 31, 2007.
The Company recognized stock-based compensation expense of approximately $80 in the three months ended December 31, 2007 under the 2007 Employee Plan. Unamortized stock-based compensation of $197 based on fair value on the grant date related to options granted under the 2007 Employee Plan is expected to be recognized over a period of three years.
As of December 31, 2007, there were 12,500 shares of vested employees’ stock options. The weighted-average exercise price was $9.57, and the weighted average remaining contractual term was 4.93 years. The total intrinsic value of vested employees’ stock options during the six months ended December 31, 2007 was zero. A summary of option activities under the 2007 Employee Plan during the six months of fiscal 2008 ended December 31, 2007 is presented as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value

Outstanding at July 1, 2007	—
Granted	50,000	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at December 31, 2007	50,000	$9.57	4.93	—

Exercisable at December 31, 2007	12,500	$9.57	4.93	—

A summary of the status of the Company’s non-vested employees’ stock options during the six month period ended December 31, 2007 is presented below:

		Weighted-Average Grant-Date
	Options	Fair Value
Non-vested at July 1, 2007	—	—
Granted	50,000	$5.55
Vested	(12,500)	$5.55
Forfeited	—	—

Non-vested at December 31, 2007	37,500	$5.55

2007 Directors Equity Incentive Plan
The 2007 Directors Equity Incentive Plan (the “2007 Directors Plan”), which is shareholder-approved, permits the grant of 200,000 shares of Common Stock to its duly elected non-employee directors in forms of non-qualified options and restricted stock. The exercise price of the non-qualified options is 100% of the fair market value of the underlying shares on the grant date. The options have five-year contractual terms and are generally exercisable immediately as of the grant date.

During the second quarter of 2007, pursuant to the 2007 Directors Plan, 50,000 shares of stock options were granted to our directors with an exercise price equal to the fair market value of our Common Stock (as defined under the 2007 Directors Plan in conformity with Regulation 409A or the Internal Revenue Code of 1986, as amended) at the date of grant. The fair market value of 50,000 shares of the Company’s Common Stock issuable upon exercise of stock options granted was approximately $277 based on the fair value of $5.55 per share determined by the Black Scholes option pricing model. There were no options exercised during the six month period ended December 31, 2007. The Company recognized stock-based compensation expense of $277 in the three months ended December 31, 2007 under the 2007 Directors Plan.
A summary of option activities under the 2007 Directors Plan during the six month period ended December 31, 2007 is presented as follow:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value

Outstanding at July 1, 2007	—
Granted	50,000	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at December 31, 2007	50,000	$9.57	4.93	—

Exercisable at December 31, 2007	50,000	$9.57	4.93	—

      1998 Stock Option Plan
A summary of option activities under the 1998 Plan during the six month period ended December 31, 2007 is presented as follow:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value

Outstanding at July 1, 2007	13,050	$3.03
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at December 31, 2007	13,050	$3.03	0.74	$80,040

Exercisable at December 31, 2007	13,050	$3.03	0.74	$80,040

A summary of the status of the non-vested stock options under the 1998 Plan during the six month period ended December 31, 2007 is presented below:

		Weighted Average
		Grant Date
Non-vested Options	Shares	Fair Value

Non-vested at July 1, 2007	1,375	$1.31
Granted	—	—
Vested	(1,375)	$1.31
Forfeited	—	—

Non-vested at December 31, 2007	—	—

6.	EARNINGS PER SHARE
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
In August 2007, the American Stock Exchange notified the Company that there had been an overstatement of the Company’s Common Stock outstanding in the amount of 2,062 shares since fiscal year 1998. The overstatement resulted from an error when the Company had incorrectly issued shares in that amount to an employee. This employee returned the wrongly issued share certificate and the matter remained pending until it was finally cleared in the first quarter of fiscal 2008. At that time the shares were canceled, and the number of outstanding shares was corrected.
Options to purchase 113,050 shares of Common Stock at exercise prices ranging from $2.66 to $9.57 per share were outstanding as of December 31, 2007. No options were excluded in the determination of common shares equivalents, because the average market price of common shares was greater than the exercise price of the stock options. The resulting common shares equivalents were approximately 33,000 shares and are presented in the following table for earnings per share calculation purposes.
Options to purchase 15,800 shares of Common Stock at exercise prices ranging from $2.66 to $4.40 per share were outstanding as of December 31, 2006. No options were excluded in the determination of common shares equivalents, because the average market price of common shares was greater than the exercise price of the stock options. The resulting common shares equivalents were approximately 12,000 shares and are presented in the following table for earnings per share calculation purposes.
The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted EPS for the years presented herein:

	Six Months Ended		Three Months Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net income attributable to common shares	$916	$1,555	$165	$799

Basic Earnings Per Share	$0.28	$0.48	$0.05	$0.25

Diluted Earnings Per Share	$0.28	$0.48	$0.05	$0.25

Weighted average number of common shares outstanding — basic	3,226	3,221	3,226	3,221

Dilutive effect of stock options	33	12	2	12

Number of shares used to compute earnings per share — diluted	3,259	3,233	3,228	3,233

7.	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS
Accounts receivable are customer obligations due under normal trade terms. The Company sells products and services to manufacturers in the semiconductor industry. The Company performs continuing credit evaluations of our customers’ financial conditions, although the Company generally does not require collateral, letters of credit may be required from our customers in certain circumstances.
Senior management of the Company reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible in allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes that its allowance for doubtful accounts for the six months ended December 31, 2007 and the twelve months ended June 30, 2007 was adequate.

The following table represents the changes in the allowance for doubtful accounts:

	Dec. 31,
	2007	June 30,
	(Unaudited)	2007

Beginning	$42	$225

Additions charged to expenses	15	18

Recovered	(15)	(159)
Actual write-offs	—	(42)

Ending	$42	$42

8.	WARRANTY ACCRUAL
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

	Dec. 31,
	2007	June 30,
	(Unaudited)	2007

Beginning	$211	$142
Additional accruals	—	74
Warranty expenses incurred	(14)	(3)
Reverse	(7)	(2)

Ending	$190	$211

9.	LONG TERM DEBT
In April 2007, Trio-Tech International Pte. Ltd in Singapore entered a new loan agreement with a local bank in Singapore. The term loan facility was SGD 5,500, or approximately US$3,687, with a fixed interest rate of 3% plus the Market Reference Rate based on the inter-bank offered rate. The loan has a term of three years from the date of draw down. On August 1, 2007, the Company began to draw down the money on this loan. The loan is due with 35 monthly principle payments of SGD153 (US$107) with a final principle payment due on August 1, 2010 of SGD145 (US$101). The payment schedule of this loan for the next three years is presented in the following table:

		Calendar
	As of December 31,	Year 2007	Calendar Year 2008	Calendar Year 2009	Thereafter	Total	Fair Value
Loan:

	Denominated in Singapore dollars; interest is at the bank’s prime rate (2.51% at December 31, 2007) plus 3.0% per annum	$1,329	$1,279	$846	$—	$3,454	$3,454

10.	ADOPTION OF FIN 48
The Company adopted the provisions of FIN 48 on July 1, 2007 and has had no material adjustments to its liabilities for unrecognized income tax benefits since its adoption. The Company has not included any uncertain tax positions as defined by FIN 48 in its currently filed federal or state income tax returns. As of June 30, 2007, and the adoption date, the Company had $256 of income tax liability related to the allocation of corporate management expenses to its Singapore operations. The Company has not recognized any income tax benefit for this position during the current quarter in accordance with the provisions of FIN 48.

11.	INVESTMENT IN CHONGQING, CHINA

In June 2007, Trio-Tech International Pte. Ltd. established a subsidiary in Chongqing, China. This newly established subsidiary, Trio-Tech (Chongqing) Co., Ltd., has a registered capital of RMB20,000 (Chinese yuan), or equivalent to approximately US$2,600, and is wholly owned by Trio-Tech International Pte Ltd. In June 2007, Trio-Tech International Pte. Ltd. infused $2,600 to Trio-Tech (Chongqing) Co., Ltd. to fulfill its capital injection obligation. The source of the funds was from the proceeds of disposing short-term deposits by Trio-Tech International Pte. Ltd.

On August 27, 2007, Trio-Tech (Chongqing) Co., Ltd. entered into a Memorandum Agreement with Jiasheng Property Development Co., Ltd. (Jiasheng hereafter) to jointly develop a piece of property with 24.91 acres owned by Jiasheng located in Chongqing City, China, which is intended for sale after the completion of development. Pursuant to the signed agreement, the capital to be invested by Trio-Tech (Chongqing) Co., Ltd. was RMB10,000, equivalent to approximately $1,371 based on the exchange rate on December 31, 2007 published by the Federal Reserve System. On August 28, 2007, Trio-Tech (Chongqing) Co., Ltd. transferred the required amount from its bank account into a special bank account jointly monitored by both Trio-Tech (Chongqing) Co., Ltd. and Jiasheng. The investment was accounted under cost method as the Company accounted for less than 20% equity of this joint venture.

On October 22, 2007, the parties received approval from the Chinese District Zoning Regulation Bureau to increase the square meters of the buildings specified in the original Memorandum Agreement dated August 27, 2007 by 9,885 square meters. As a result, the construction costs of the proposed building project were also increased. On November 15, 2007, Trio-Tech (Chongqing) Co., Ltd. entered into a Supplement Agreement to the Memorandum Agreement dated August 27, 2007 with Jiasheng. The purpose of this Supplement Agreement was to document another agreement reached by both parties regarding the additional capital infusion to be committed by respective parties in order to finance the increase in construction costs. The Supplement Agreement does not modify the terms and obligations of both parties specified in the original Memorandum Agreement. Under the terms of the Supplement Agreement, the Company agreed to invest an additional RMB9,000, or approximately US$1,234 based on the exchange rate as of December 31, 2007 published by the Federal Reserve Statistical Release. By infusing the additional capital of RMB9,000, the Company increased its equity ratio from 16% to 24% of the total capital infused by both parties. However, the profit sharing percentage remains at 20% as specified in the original Memorandum Agreement because management of the Company believes that the return on the total investment is still reasonable. On December 17, 2007, Trio-Tech (Chongqing) Co., Ltd. received a list of additional costs incurred for this project, which were RMB4,000 less than the estimated costs of RMB9,000. Accordingly, the Company only transferred RMB5,000, approximately $686, from its bank account into the special bank account jointly monitored by both Trio-Tech (Chongqing) Co., Ltd. and Jiasheng. After that extra infusion, the equity ratio owned by the Company in that joint venture was 20%. As Jiasheng is responsible for the daily business operations and development of that project and the Company has been a passive investor role since the inception of this joint venture, the cost method of accounting was still applicable. There was no operating activity in Trio-Tech (Chongqing) Co., Ltd in the six months ended December 31, 2007, and there was no income generated from the entity during this period.

12.	ASSETS HELD FOR SALE

In the first quarter of fiscal 2008, the Company initiated a plan to sell the property located in Malaysia and ceased the depreciation of that property in accordance with SFAS No. 144. The book value of this asset was $217 at December 31, 2007. In late December 2007, the Company entered into a definite sale and purchase agreement with a buyer with a selling price of RM700 (Malaysia ringgit), equivalent to approximately to US$212, and received a deposit of RM70, equivalent to approximately US$21, based on the exchange rate as of December 31, 2007 published by the Federal Reserve Statistical Release. It is anticipated that the sale will be consummated in the third quarter of fiscal 2008. Accordingly, the Company believes that the assets held for sale should be presented as part of current assets. In accordance with SFAS No 144, the asset held for sale was recorded at the lower of fair value less cost to sell of $212. Impairment loss of $5 was recorded for the six months ended December 31, 2007.

13.	BUSINESS SEGMENTS

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

The allocation of the cost of equipment, the current year investment in new equipment and depreciation expense have been made based on the primary purpose for which the equipment was acquired.

All inter-segment sales were sales from the manufacturing segment to the testing and distribution segments. Total inter-segment sales were $92 and $61 for the six months ended December 31, 2007 and 2006, respectively. Corporate assets mainly consisted of cash and prepaid expenses. Corporate expenses mainly consisted of salaries, insurance, professional expenses and directors’ fees.
     The following segment information is unaudited:
Business Segment Information:

	Quarter		Operating		Depr.
	Ended	Net	Income	Total	and	Capital
	Dec. 31	Sales	(loss)	Assets	Amort.	Expenditures
Manufacturing	2007	$7,085	$466	$4,086	$67	$182
	2006	$8,196	$250	$3,698	$52	$34

Testing Services	2007	5,670	645	33,445	664	757
	2006	5,273	942	31,101	610	1,710

Distribution	2007	116	(61)	566	(8)	9
	2006	598	28	811	4	1

Corporate and	2007	—	(467)	368	—	—
Unallocated	2006	—	30	562	—	—

Total Company	2007	$12,871	$583	$38,465	$723	$948
	2006	$14,067	$1,250	$36,172	$666	$1,745
Business Segment Information:

	Six
	Months		Operating		Depr.
	Ended	Net	Income	Total	and	Capital
	Dec. 31	Sales	(loss)	Assets	Amort.	Expenditures
Manufacturing	2007	$13,481	$792	$4,086	$107	$215
	2006	$13,679	$690	$3,698	$94	$148

Testing Services	2007	11,213	1,663	33,445	1,412	1,267
	2006	9,171	1,344	31,101	1,022	1,901

Distribution	2007	227	(83)	566	9	9
	2006	1,093	(9)	811	8	1

Corporate and	2007	—	(535)	368	—	2
Unallocated	2006	—	45	562	—	—

Total Company	2007	$24,921	$1,837	$38,465	$1,528	$1,493
	2006	$23,943	$2,070	$36,172	$1,124	$2,050

Geographic Area Information:

								Elimin-
	Quarter							ations
	Ended	United		Other				and	Total
	Dec. 31	States	China	Countries	Singapore	Thailand	Malaysia	Other	Company
Net sales to	2007	$1,584	$553	$529	$7,140	$559	$2,539	$(33)	$12,871
customers	2006	$3,486	$2,008	$43	$6,313	$634	$1,636	$(53)	$14,067

Operating	2007	102	45	37	579	45	242	(467)	583
Income	2006	277	178	4	560	56	145	30	1,250

Long-lived	2007	4	1,019	—	2,456	858	3,536	(40)	7,833
Assets	2006	14	903	—	4,082	774	2,688	(40)	8,421
Geographic Area Information:

	Six							Elimin-
	Months							ations
	Ended	United		Other				and	Total
	Dec. 31	States	China	Countries	Singapore	Thailand	Malaysia	Other	Company
Net sales to	2007	$3,044	$772	$917	$12,712	$1,073	$6,495	$(92)	$24,921
customers	2006	$3,851	$3,391	$225	$12,537	$1,146	$2,854	$(61)	$23,943

Operating	2007	225	71	78	1,171	107	720	(535)	1,837
Income	2006	247	301	10	1,112	102	253	45	2,070

Long-lived	2007	4	1,019	—	2,456	858	3,536	(40)	7,833
Assets	2006	14	903	—	4,082	774	2,688	(40)	8,421

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
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
Recent Events
Corporate Headquarters change of location
In January 2008, our U.S. office moved to a new location. Our new address is 16139 Wyandotte Street, Van Nuys, California 91406. Our corporate phone number is still 818-787-7000.
Purchase of an office space in Chongqing
On January 4, 2008, Trio-Tech (Chongqing) Co. Ltd. entered into a Memorandum Agreement with MaoYe Property Ltd., a Chinese company, to purchase an office space of 827.2 square meters on the 35th floor of a 40 story office building located in Chongqing, China. The total cash purchase price was RMB5,554 (Chinese yuan), equivalent to approximately US$762 based on the exchange rate on December 31, 2007 published by the Federal Reserve System. Under the terms of the agreement, the Company paid the purchase price in full on January 4, 2008 using internally generated funds of the Company.

Second Quarter Fiscal 2008 Highlights
•	Total revenue decreased 8.5% to $12,871 for the second quarter of fiscal 2008, compared with revenue of $14,067 for the second quarter of fiscal 2007 as the result of reduced revenue from product sales.

•	Testing segment revenue increased by $397, or 7.5%, to $5,670 compared with $5,273 for the second quarter of fiscal 2007.

•	Manufacturing segment revenue decreased by $1,111, or 13.6%, to $7,085 compared with $8,196 for the second quarter of fiscal 2007.

•	Distribution segment revenue decreased by $482, or 80.6%, to $116 compared with $598 for the second quarter of fiscal 2007.

•	Income from operations decreased by $667, or 53.4%, to $583 compared with $1,250 for the second quarter of fiscal 2007.

•	Gross profit margins improved by 1.0% to 24.8% from 23.8% for the second quarter of fiscal 2007.

•	Selling expenses decreased by 0.3% from 1.5% of revenue for the second quarter of fiscal 2008.

•	General and administrative expenses increased by 6.7% from 12.1% of revenue for the second quarter of fiscal 2007.

•	General and administrative expenses in the second quarter of fiscal 2008 include stock options expenses of $358 related to 100,000 options we granted on December 4, 2007.

•	On November 15, 2007, Trio-Tech (Chongqing) Co., Ltd. entered into a Supplement Agreement to the Memorandum Agreement dated August 27, 2007 with Jiasheng. Under the terms of the Supplement Agreement, the Company agreed to invest an additional RMB9,000, or approximately US$1,234 based on the exchange rate as of December 31, 2007 published by the Federal Reserve Statistical Release. By infusing the additional capital of RMB9,000, the Company increased its equity ratio from 16% to 24% of the total capital infused by both parties. However, the profit sharing percentage remains at 20% as specified in the original Memorandum Agreement because management of the Company believes that the return on the total investment is still reasonable. On December 17, 2007, Trio-Tech (Chongqing) Co., Ltd. received a list for additional costs incurred for this project, which were RMB4,000 less than the estimated costs of RMB9,000. Accordingly, the Company only transferred RMB5,000, approximately $686, from its bank account into the special bank account jointly monitored by both Trio-Tech (Chongqing) Co., Ltd. and Jiasheng After that extra infusion, the equity ratio owned by the Company in that joint venture was 20%. The investment in China increased to $2,057.
The highlights above are intended to identify some of our more significant events and transactions during the quarter ended December 31, 2007. These highlights are not intended to be a full discussion of our operating results for this quarter. These highlights should be read in conjunction with the following discussion and with our unaudited consolidated financial statements and notes thereto accompanying this Quarterly Report.
Results of Operations and Business Outlook
The following table sets forth our revenue components for the six and three months ended December 31, 2007 and 2006, respectively.
Revenue Components

	Six Months Ended December 31,		Three Months Ended December 31,
	2007	2006	2007	2006
Net Sales:
Manufacturing	54.09%	57.13%	55.05%	58.26%
Testing	45.00	38.30	44.05	37.49
Distribution	0.91	4.57	0.90	4.25

Total	100.00%	100.00%	100.00%	100.00%

Net sales for the six months and three months ended December 31, 2007 were $24,921 and $12,871, respectively, an increase of $978 and a decrease of $1,196, respectively, when compared to the same sales periods of the prior year. As a percentage, total net sales increased by 4.1% for the six months and decreased by 8.5% for the three months ended December 31, 2007, respectively, when compared to total net sales for the same periods of the prior year.
Net sales into and within China and the Southeast Asia regions and other countries (except sales into and within the United Sates) increased by $1,785 to $21,877 and by $706 to $11,287 for the six months and three months ended December 31, 2007, respectively, compared to the same period of the prior year. This increase was primarily due to sales improvement in the testing segment in our Malaysia operation and China operations. Net sales into and within the United States were $3,044 and $1,584 for the six months and three months ended December 31, 2007, respectively, a decrease of $807 and $1,902, respectively, when compared to the same periods of the prior year.

The increase in net sales in the six months ended December 31, 2007 and a decrease in net sales in the second quarter of fiscal 2008 can be discussed within three segments as follows:
Manufacturing Segment
Net sales in the manufacturing segment as a percentage of total net sales were 54.09% and 55.05% for the six months and three months ended December 31, 2007, respectively, a decrease of 3.04% and 3.21% of total net sales, respectively, when compared to the same periods of the prior year. The absolute amount of net sales were $13,481 and $7,085 for the six months and three months ended December 31, 2007, respectively, a decrease of $198 and $1,111, respectively, when compared to the same periods of the prior year. The decrease in revenue generated by the manufacturing segment was due to the fact that fewer orders were placed by one of our major customers, which was the result of slowing in that customer’s product line and equipment capacity.
Testing Segment
Net sales in the testing segment as a percentage of total net sales were 45.00% and 44.05% for the six months and three months ended December 31, 2007, respectively, an increase of 6.70% and 6.56%, respectively, of total net sales when compared to the same periods of the prior year. The absolute amount of net sales in the testing segment increased by $2,042 to $11,213 and by $397 to $5,670 for the six months and three months ended December 31, 2007, respectively, compared to the same periods of fiscal 2007. We believe the testing segment continued to show improvement in revenue due to an increase in demand for testing services in Asia, which resulted from the strong economic growth and robust development in the electronics manufacturing industries in China and an improvement in performance by our testing operations in Southeast Asia. Furthermore, our China testing operation in Suzhou, which started its testing operation in the second quarter of fiscal 2007, achieved a better sales performance compared to their performance in the same period in fiscal 2007 due to a hike in demand for testing services in Southeast Asia. Demand for testing services varies from time to time depending on changes taking place in the market and our customers’ forecasts. We anticipate that our customers will continue to request our services to perform “burn-in” on chips to be used in wireless handsets, automotive applications and wired communications, which chips are currently in high demand in their respective markets.
Distribution Segment
Net sales in the distribution segment accounted for 0.91% and 0.90% of total net sales for the six months and three months ended December 31, 2007, respectively, a decrease of 3.66% and 3.35%, respectively, compared to the same periods in fiscal 2007. The absolute amount of net sales decreased by $866 to $227 and by $482 to $116 for the six months and three months ended December 31, 2007, respectively, compared to the same periods in fiscal 2007. The drop in revenue was due to lower demand in the current market for back-end products such as Vibration equipment and chambers and, we believe, a saturation of equipment and electronic components in the current market. Product volume for the distribution segment depends on sales activities such as placing orders, queries on products and backlog. Equipment and electronic component sales are very competitive, as the products are prevalent in the market.
Uncertainties and Remedies
There are several influencing factors which create uncertainties when forecasting performance, such as the ever-changing nature of technology, specific requirements from the customer, declines in demand for certain types of burn-in devices or equipment, and other similar factors. One of these factors is the highly competitive nature of the semiconductor industry. Another is that some customers are unable to provide a forecast of the products required in the upcoming weeks; hence it is difficult to plan for the resources needed to meet these customers’ requirements due to short lead time and last minute order confirmation. This will normally result in a lower margin for these products, as it is more expensive to purchase materials in a short time frame. However, we have taken certain actions and formulated certain plans to deal with and to help mitigate these unpredictable factors. For example, in order to meet customers’ demands upon short notice, we maintain higher inventories, but continue to work closely with our customers to avoid stock piling. We continue to cut costs by upgrading some of our existing facilities to cater to the changing requirements of customers and by maintaining a lean headcount, while still keeping quality high so as to sell new products at a competitive price. We have also been improving our customer service by keeping our staff updated with regard to the newest technology and stressing the importance of understanding and meeting the stringent requirements of our customers. We believe customers have tightened and will continue to tighten their spending resulting in a decline in the demand for electronic products and semiconductor equipment. We anticipate that this chain effect will hit the Company’s business gradually in the future. We are exploring new markets and products, looking for new customers, and upgrading and improving burn-in technology while at the same time searching for improved testing methods of higher technology chips.

Comparison of the Second Quarters Ended December 31, 2007 and 2006
The following table sets forth certain consolidated statements of income data as a percentage of net sales for the second quarters of fiscal 2008 and 2007, respectively:

	Three Months Ended December 31,
	2007	2006
Net Sales	100%	100.0%
Cost of sales	75.2%	76.2%

Gross Margin	24.8%	23.8%

Operating Expenses
General and administrative	18.8%	12.2%
Selling	1.2%	1.5%
Research and development	0.1%	0.1%
Impairment loss	0.1%	1.2%

Total operating expenses	20.2%	15.0%

Income from Operations	4.6%	8.8%

Overall Gross Margin
Overall gross margin as a percentage of revenue increased slightly by 1.0% for the three months ended December 31, 2007, from 23.8% in the second quarter of fiscal 2007 to 24.8%, due primarily to the improvement in gross margin in the manufacturing segments. However, this was offset by a decrease in gross margin in the testing segment. In terms of dollar value, the overall gross margin decreased by $155 for the three months ended December 31, 2007, from $3,350 to $3,195, compared to the same quarter of fiscal 2007 resulting from the decrease in revenue.
Gross profit margin as a percentage of revenue in the manufacturing segment increased by 4.8% for the three months ended December 31, 2007, from 12.6% in the second quarter of fiscal 2007 to 17.4% in the second quarter of fiscal 2008. The increase in gross margin was due to a decrease in sales of lower margin burn-in systems and pass-through products in the second quarter of fiscal 2008 compared with the same period of fiscal 2007. In absolute amounts, gross profits increased by $200 to $1,233 for the three months ended December 31, 2007, from $1,033 for the three months ended December 31, 2006.
Gross profit margin as a percentage of revenue in the testing segment decreased by 8.1% for the three months ended December 31, 2007, from 41.8% to 34.1%, compared to the same quarter of fiscal 2007. In terms of dollar amount, gross margin in the testing segment in the second quarter of fiscal 2008 was $1,933, a decrease of $271, or 12.3% compared to $2,204 in the same period of fiscal 2007. The decrease in the gross margin was due primarily to a drop in the average selling price of services in the Singapore testing operations. Our customers changed their demands and specifications for burn-in hours, which resulted in a lower average unit selling price for burn-in services.
Gross profit margin as a percentage of revenue in the distribution segment improved by 6.1% to 25.0% for the second quarter of fiscal 2008, from 18.9% in the second quarter of fiscal 2007. However, in absolute amounts, gross margin was $29, a decrease of $84 compared to $113 in the same period of fiscal 2007. The decrease in the gross profit was due to a drop in sales volume and revenue, as previously discussed.
Operating Expenses
Operating expenses for the second quarters of fiscal 2008 and 2007 were as follow:

	Three Months Ended December 31,
(In Thousands, unaudited)	2007	2006

General and administrative	$2,424	$1,704
Selling	$153	$207
Research and development	$19	$17
Impairment loss	$16	$172

Total	$2,612	$2,100

During the second quarter of fiscal 2008, we reclassified $98 of selling expenses into general and administrative expenses and cost of sales to reflect a better presentation of our operations. Accordingly, $67 of selling expenses was reclassified into general and administrative expenses and cost of sales in the second quarter of fiscal 2007 for the purpose of comparison. General and administrative expenses increased by $720, or 42.3% compared to the same period of fiscal 2007, from $1,704 to $2,424 for the three months ended December 31, 2007. The increase was attributable to an increase in payroll and related expenses in the testing segment in the Singapore and Malaysia operations to handle the rise in sales volume of the testing segment. In addition, share based compensation expenses, as a result of granting stock options in the second quarter of fiscal 2008, increased by $357 when compared to the same quarter of fiscal 2007.
Selling expenses decreased by $54, or 26.1%, for the three months ended December 31, 2007, from $207 to $153 compared to the same quarter of fiscal 2007, mainly due to a decrease in commission expenses as a result of fewer commissionable sales in the distribution segment and a reversal of $39 in overprovided commission expenses in the manufacturing and the distribution segments. Part of our commission payable was based on the estimated profit margin of sales when the sales were recorded, and it was reduced when the actual profit margin decreased due to an increase in unexpected service expenses following the sales.
Research and development expenses were $19 compared to $17 for the second quarter of fiscal 2007, due to an increase in payroll expenses in the U.S. operation.
The impairment loss decreased by $156, or 90.7%, for the three months ended December 31, 2007, from $172 to $16 compared to the same quarter of fiscal 2007. The impairment loss of $16 consisted of a loss of $11 related to the disposal of certain fixed assets in our China operation in Suzhou, while $5 was related to the asset held for sale in Malaysia. In the first quarter of fiscal 2008, we initiated a plan to sell this property. In late December 2007, we entered a definite sale and purchase agreement with a buyer with a selling price of RM 700 (Malaysia ringgit), or equivalent to US$212, and received a deposit of RM70, equivalent to US$21 based on the exchange rate as of December 31, 2007 published by the Federal Reserve Statistical Release. Impairment loss of $5 was recorded in the second quarter of fiscal 2008. The impairment loss in the second quarter of fiscal 2007 consisted of machinery and equipment with a cost of $423 and related accumulated depreciation in the amount of $251. Due to the decrease in demand for the slower speed microprocessor chips, those of our existing burn-in facility assets in the Singapore operations used for testing such chips became obsolete. Since there will be no future cash flows from those assets, their carrying value was written down to zero, and the impairment cost was recorded.
Income from Operations
Income from operations decreased by $667, or 53.4%, from $1,250 for the three months ended December 31, 2006 to $583 for the three months ended December 31, 2007, mainly due to a decrease in sales in the manufacturing and distribution segments and an increase in operating expenses, as previously discussed.
Interest Expense
Interest expense for the second quarters of fiscal 2008 and 2007 were as follow:

	Three Months Ended December 31,
(In Thousands, unaudited)	2007	2006

Interest expense	$79	$37
Interest expenses increased by $42 for the three months ended December 31, 2007, from $37 to $79, primarily due to a new term loan facility of $3,687 taken up in the first quarter of fiscal 2008 to support the expansion plans and potential business opportunities of the Singapore and China operations.
Other (Expenses) Income
Other (expenses) income for the second quarters of fiscal 2008 and 2007 were as follow:

	Three Months Ended December 31,
(In Thousands, unaudited)	2007	2006

Other (expenses) income	$(141)	$73
Other expenses increased by $214 to $141 for the three months ended December 31, 2007 from an income of $73 in the same quarter of fiscal 2007, primarily due to an increase in the currency transaction loss and an increase in provision for the value added tax, but offset by an increase in investment income generated from short-term deposits and rental income. Currency transaction loss increased by $261 for the three months ended December 31, 2007, from an exchange gain of $48 to an exchange loss of $213, compared to the same quarter of fiscal 2007. This was attributable to the weakening of the U.S. dollar against foreign currency with regard to the transactions denominated in U.S. dollars. The provision for the value added tax was $40, which was the result of a change in the local tax policy in our China operations in Suzhou. Investment income was $75 for the three months ended December 31, 2007 and was $59 higher than the interest income generated in the same quarter of fiscal 2007 due to an increase in short-term deposits by placing the idle cash into income generating investments.
Income Tax
The provision for income taxes for the three months ended December 31, 2007 was $142, a decrease of $311 compared to the income tax provision of $453 for the three months ended December 31, 2006. The decrease in the income tax provision is mainly due to the decrease in income from the Singapore operations. The Singapore operations generated a profit of $522 for the three months ended December 31, 2007, a decrease of $777 compared to the profit of $1,299 for the three months ended December 31, 2006.
We assessed our income tax liability of $314 as of December 31, 2007 in accordance with FIN 48, which was related to the allocation of corporate management expenses to our Singapore operation in terms of Singapore tax law. We did not see any potential benefits arising from this tax position. Accordingly, no impact of this tax position was recognized in the statement of operations for this quarter of fiscal 2008. We did not include any potential income tax position in federal and state income tax returns currently filed.
Minority Interest
As of December 31, 2007, we held a 55% interest in Trio-Tech Malaysia. In the second quarter of fiscal 2008, minority interest in the net income of subsidiaries was $56, an increase of $22, or 64.7%, compared to a minority interest in the net income of $34 for the same quarter of fiscal 2007. The increase in the minority interest was attributable to the improvement in the net income generated from the Malaysia testing operation due to stronger market demands from our customers.
Net Income
Net income was $165 in the second quarter of fiscal 2008, representing a decrease of $634, or 79.3%, from a net income of $799 during the same period of fiscal 2007. The decrease in net income was mainly due to a decrease in revenue, an increase in operating expenses, interest expense and a decrease in other income, as previously discussed.
Earnings per Share
Basic and diluted earnings per share for the three months ended December 31, 2007 were $0.05, a decrease of $0.20 from $0.25 in the same quarter of the prior year
Segment Information
The revenue, gross margin and income from each segment for the second quarter of fiscal 2008 and the second quarter of fiscal 2007, respectively, are presented below. As the segment revenue and gross margin for each segment have been discussed in the previous section, only the comparison of income from operations is discussed below.
Manufacturing Segment
The revenue, gross margin and income from operations for the manufacturing segment for the second quarters of fiscal 2008 and 2007 were as follows:

	Three Months Ended December 31,
(In Thousands, unaudited)	2007	2006

Revenue	$7,085	$8,196
Gross margin	17.4%	12.6%
Income from operations	$466	$250
Income from the manufacturing segment increased by $216, or 86.4%, to $466 for the three months ended December 31, 2007 from $250 in the same quarter of fiscal 2007. The increase in operating income was attributable to an increase in gross profit of $200 and a decrease in operating expenses of $16. Operating expenses for the manufacturing segment were $767 and $783 for the three months ended December 31, 2007 and 2006, respectively. The decrease in operating expenses was mainly due to a reversal of $23 in warranty liability in the second quarter of fiscal 2008 during our periodic assessment of the adequacy of recorded warranty liability based on the historical rate of warranty expense incurred.

Testing Segment
The revenue, gross margin and income from operations for the testing segment for the second quarters of fiscal 2008 and 2007 were as follows:

	Three Months Ended December 31,
(In Thousands, unaudited)	2007	2006

Revenue	$5,670	$5,273
Gross margin	34.1%	41.8%
Income from operations	$645	$942
Income from operations in the testing segment in the second quarter of fiscal 2008 was $645, a decrease of $297, or 31.5%, compared to $942 in the same period of fiscal 2007. The decrease in operating income was attributable to a decrease in gross profit of $271 due to a drop in the average selling price of services in the Singapore testing operation and an increase in operating expenses of $26. Operating expenses were $1,288 and $1,262 for the three months ended December 31, 2007 and 2006, respectively. This increase in operating expenses was due to a hike in payroll and related expenses in the testing segment in the Singapore and Malaysia operations to handle the rise in sales volume.
Distribution Segment
The revenue, gross margin and loss from operations for the distribution segment for the second quarters of fiscal 2008 and 2007 were as follows:

	Three Months Ended December 31,
(In Thousands, unaudited)	2007	2006

Revenue	$116	$598
Gross margin	25.0%	18.9%
(Loss) Income from operations	$(61)	$28
Loss from operations in the distribution segment increased by $89 for the three months ended December 31, 2007, from an operating income of $28 in the second quarter of fiscal 2007 to a loss of $61 in the second quarter of fiscal 2008. The increase in operating loss was mainly due to a decrease in gross margin of $84 as the result of a decrease in revenue and an increase in operating expenses of $5. Operating expenses were $90 and $85 for the three months ended December 31, 2007 and 2006, respectively. The increase in operating expenses was mainly attributable to an increase in general and administrative expenses in the distribution segment in our Singapore operations due to an increase in employee headcount.
Corporate
The income (loss) from operations for corporate for the second quarters of fiscal 2008 and 2007 were as follow:

	Three Months Ended December 31,
(In Thousands, unaudited)	2007	2006

Income (loss) from operations	$(467)	$30
Corporate operating loss increased by $497 to an operating loss of $467 for the three months ended December 31, 2007, from an operating income of $30 in the same period of the prior year. The increase in operating loss from corporate was mainly due to an increase of $68 in the remuneration for executive officers, and an increase of $357 in stock option compensation expenses.

Comparison of the Six Months Ended December 31, 2007 and 2006
The following table sets forth certain consolidated statements of (loss) income data as a percentage of net sales for the six months ended December 31, 2007 and 2006, respectively:

	Six Months Ended December 31,
	2007	2006
Net Sales	100%	100.0%
Cost of sales	75.0%	75.7%

Gross Margin	25.0%	24.3%

Operating Expenses
General and administrative	16.3%	13.1%
Selling	1.1%	1.6%
Research and development	0.2%	0.2%
Impairment loss	0.1%	0.7%

Total operating expenses	17.7%	15.6%

Income from operations	7.3%	8.7%

Overall Gross Margin
Overall gross margin as a percentage of revenue increased slightly by 0.7% to 25.0% for the six months ended December 31, 2007, from 24.3% for the same period of fiscal 2007. The increase in the overall gross margin was primarily due to the improvement in gross margins in the manufacturing segment. However, this was offset by a decrease in gross margin in the testing segment. In terms of dollar value, the overall gross margin increased by $413, or 7.1%, for the six months ended December 31, 2007, from $5,824 to $6,237 compared to the same period of fiscal 2007, as a result of better sales performance in the testing segment.
Gross profit margin as a percentage of revenue in the manufacturing segment increased by 0.7% for the six months ended December 31, 2007 compared to the same period of fiscal 2007, from 15.5% to 16.2%. In absolute amounts, gross profit was $2,183, an increase of $65, or 3%, for the six months ended December 31, 2007, from $2,118 in the same period of fiscal 2007. The increase in gross margin was mainly due to a decrease in sales of lower margin burn-in systems pass-through products in the six months ended December 31, 2007 compared to the same period of fiscal 2007.
Gross profit margin in the testing segment decreased by 2.7% for the six months ended December 31, 2007 compared to the same period of the prior year, from 38.3% to 35.6%, due primarily to a drop in the average selling price of services, as compared to related expenses. In absolute amount, gross profits in the testing segment were $3,996, an increase of $483, or 13.7%, for the six months ended December 31, 2007, from $3,513 in the same period of fiscal 2007. The improvement in the gross margin in absolute amount was primarily due to a hike in revenue in the six months ended December 31, 2007, as previously discussed.
Gross profit margin as a percentage of revenue in the distribution segment improved by 7.9%, from 17.7% for the six months ended December 31, 2006 to 25.6% in the same period this fiscal year. The improvement in the gross profit as a percentage of sales was due to an increase in average sale price compared to the related expenses in the first two quarters of fiscal 2008 compared to the same period of fiscal 2007. Gross profits decreased by $135, or 70.0%, to $58 for the six months ended December 31, 2007 from $193 for the six months ended December 31, 2006, due to a drop in sales volume and revenue, as previously discussed.
Operating Expenses
The following table presents the operating expenses for the six months ended December 31, 2007 and 2006, respectively:

	Six Months Ended December 31,
(In Thousands, unaudited)	2007	2006

General and administrative	$4,069	$3,150
Selling	277	398
Research and development	38	34
Impairment loss	16	172

Total	$4,400	$3,754

During the six months ended December 31, 2007, we reclassified payroll expenses of $186 from selling expenses to general and administrative expenses and cost of sales to reflect a better presentation of our operation. Accordingly, $138 of selling expenses was reclassified to general and administrative expenses and cost of sales in the six months ended December 31, 2007 for the purpose of comparison. General and administrative expenses increased by $919, or 29.2%, from $3,150 to $4,069 for the six months ended December 31, 2007, compared to the same period of fiscal 2007. The increase was attributable to a hike in payroll and related expenses in the testing segment in the Singapore and Malaysia operations to handle the rise in sales volume, an increase of $137 in the remuneration for executive officers, and an increase of $356 in stock option compensation expenses. The increase in general and administrative expenses was offset by a reversal of bonus provision of $154 for fiscal year 2007 in the first quarter of fiscal 2008 due to a change in estimate as discussed in Note 1.
Selling expenses decreased by $121, or 30.4%, for the six months ended December 31, 2007, from $398 to $277, compared to the same period of fiscal 2007 year. This was mainly due to a decrease in commission expenses as a result of fewer commissionable sales in the distribution segment and a reversal of $82 in overprovided commission expenses in the manufacturing segment and distribution segment. Part of our commission payable was based on the estimated profit margin of sales when the sales were recorded, and it was reduced when the actual profit margin decreased as the result of an increase in unexpected service expenses following the sales.
Research and development costs increased slightly from $34 in the six months ended December 31, 2007 to $38 in the six months ended December 31, 2007 due primarily to the increase in payroll expenses in the U.S. operation
The impairment loss decreased by $156 for the six months ended December 31, 2007, from $172 to $16, compared to the same period of fiscal 2007. The impairment loss of $16 consisted of a loss of $11 related to the disposal of certain fixed assets in our China operation in Suzhou, China, while $5 was related to the asset held for sale in Malaysia. In the first quarter of fiscal 2008, we initiated a plan to sell this property. In late December 2007, we entered into a definite sale and purchase agreement with a buyer with a selling price of RM700 (Malaysia ringgit), or equivalent to US$212, and received a deposit of RM70, equivalent to US$21, based on the exchange rate as of December 31, 2007 published by the Federal Reserve Statistical Release. Impairment loss of $5 was recorded for the six months ended December 31, 2007. The impairment loss in the six months ended December 31, 2006 consisted of machinery and equipment with a cost of $423 and related accumulated depreciation in the amount of $251. Due to the decrease in demand for the slower speed microprocessor chips, those of our existing burn-in facility assets in the Singapore operation used for testing such chips became obsolete. Since there will be no future cash flows from those assets, their carrying value was written down to zero, and the impairment cost was recorded.
Income from Operations
Income from operations decreased by $233 to $1,837 for the six months ended December 31, 2007, from $2,070 for the same period of fiscal year 2007. The decrease in income from operations was due to an increase in operating expense of $646 as the result of an increase in general and administrative expenses, but offset by an increase in gross margin of $413, as previously discussed.
Interest Expense
The following table presents the interest expenses for the six months ended December 31, 2007 and 2006, respectively:

	Six Months Ended December 31,
(In Thousands, unaudited)	2007	2006

Interest expense	$164	$66
Interest expenses increased by $98 during the six months ended December 31, 2007, from $66 to $164 compared to the same period of fiscal 2007, primarily due to a higher usage of credit line facilities and term loan facilities to support the expansion plans and potential business opportunities of the Singapore and China operations. The other contributing factor was an interest loss of $49 in the six months ended December 31, 2007 due to an interest swap agreement on one of our loans that we entered into during the first quarter of fiscal 2008.
Other Income
The following table presents the other income for the six months ended December 31, 2007 and 2006, respectively:

	Six Months Ended December 31,
(In Thousands, unaudited)	2007	2006

Other (expenses) income	$(191)	$110

Other expenses increased by $301 to $191 for the six months ended December 31, 2007, from an income of $110 in the same quarter of the prior year, primarily due to an increase in the currency transaction loss and an increase in provision for the value added tax, but offset by an increase in investment income generated from short-term deposits and rental income. Currency transaction loss increased by $352 for the six months ended December 31, 2007, from a currency transaction gain of $21 to a currency transaction loss of $331, compared to the same period fiscal 2007. This was attributable to the weakening of the U.S. dollar against foreign currency with regard to the transactions denominated in U.S. dollars. The provision for the value added tax was $87, which was the result of a change in the local tax policy in our China operation in Suzhou. Investment income was $143 for the six months ended December 31, 2007 and was $90 higher than the investment income generated in the same period of the prior year due to an increase in the placement of short-term deposits by placing the idle cash into income generating investments. Rental income, which consisted mainly of space in the Malaysia operation rented to outside vendors, increased by $21 to $75 for the six months ended December 31, 2006 from $54 in the same period of fiscal 2007.
Income Tax
Income tax provision for the six months ended December 31, 2007 was $314, a decrease of $164 compared to an income tax provision of $478 for the same period of fiscal 2007. The decrease in income tax provision was mainly due to a lower tax provision for the decreased income generated from the Singapore operations in the six months ended December 31, 2007.
Minority Interest
As of December 31, 2007, we held a 55% interest in Trio-Tech Malaysia. The minority interest for the six months ended December 31, 2007 in the net income of subsidiaries was $252, an increase of $171 compared to a minority interest in the net income of $81 for the same period of the prior year. The increase in the minority interest was attributable to the improvement in the net income generated from the Malaysia testing operation due to stronger market demands from our customers.
Net Income
Net income for the six months ended December 31, 2007 was $916 a decrease of $639, or 43.1%, compared to $1,555 in the same period of fiscal 2007. Such decrease was primarily due to an increase in operating expenses and other expenses, but was offset by an increase in revenues and a decrease in income tax expenses, as previously discussed.
Earnings per Share
Basic and diluted earnings per share for the six months ended December 31, 2007 were $0.28, a decrease of $0.20 from $0.48 in the same period of the prior year.
Segment Information
The revenue, gross margin and income from each segment for the first half of fiscal 2008 and 2007, respectively, are presented below. As the segment revenue and gross margin for each segment have been discussed in the previous section, only the comparison of income from operations is discussed below.
Manufacturing Segment
The following table presents the revenue, gross margin and income from operations for the manufacturing segment for the six months ended December 31, 2007 and 2006, respectively:

	Six Months Ended December 31,
(In Thousands, unaudited)	2007	2006

Revenue	$13,481	$13,679
Gross margin	16.2%	15.5%
Income from operations	$792	$690
Income from operations in the manufacturing segment increased by $102, or 14.8%, to $792 for the six months ended December 31, 2007 from $690 in the same period of fiscal 2007. The improvement in operating profit was attributable to an increase of $65 in gross profit, and a decrease of $37 in operating expenses. Operating expenses for the manufacturing segment were $1,391 and $1,428 for the six months ended December 31, 2007 and 2006, respectively. The decrease in operating expenses was mainly due to a reversal of $43 in bonus provision for fiscal year 2007 as a result of a change in estimate in the first quarter of fiscal 2008, as discussed in Note 1, and a reversal of $23 in warranty liability in the second quarter of fiscal 2008 during our periodic assessment of the adequacy of recorded warranty liability based on the historical rate of warranty expenses incurred.

Testing Segment
The following table presents the revenue, gross margin and income from operations for the testing segment for the six months ended December 31, 2007 and 2006, respectively:

	Six Months Ended December 31,
(In Thousands, unaudited)	2007	2006

Revenue	$11,213	$9,171
Gross margin	35.6%	38.3%
Income from operations	$1,663	$1,344
Income from the testing segment increased by $319, or 23.7%, to $1,663 for the six months ended December 31, 2007 from $1,344 in the same period fiscal 2007. Such increase in operating income was attributable to an increase in gross profits of $483, but offset by an increase in operating expenses of $164. Operating expenses were $2,333 and $2,169 for the six months ended December 31, 2007 and 2006, respectively. This increase in operating expenses was mainly due to an increase in payroll and related expenses as a result of the rise in headcount in the Singapore and Malaysia operations in the six months ended December 31, 2007 to handle the rise in sales volume, This was offset by a reversal of $111 in bonus provision for fiscal 2007 as a result of a change in estimate, as discussed in Note 1, in the first quarter of fiscal 2008.
Distribution Segment
The following table presents the revenue, gross margin and income (loss) from operations for the distribution segment for the six months ended December 31, 2007 and 2006, respectively:

	Six Months Ended December 31,
(In Thousands, unaudited)	2007	2006

Revenue	$227	$1,093
Gross margin	25.6%	17.7%
Loss from operations	$(83)	$(9)
Loss from the distribution segment increased by $74 to $83 for the six months ended December 31, 2007 from an operating loss of $9 in the same period of fiscal 2007. The operating loss was attributable to a decrease in gross profit of $135, but offset by a decrease in operating expenses of $61. This decrease in operating expenses was mainly due to lower commission expenses due to a drop in net sales. Operating expenses were $141 and $202 for the six months ended December 31, 2007 and 2006, respectively.
Corporate
The following table presents the income (loss) from operations for Corporate for the six months ended December 31, 2007 and 2006, respectively:

	Six Months Ended December 31,
(In Thousands, unaudited)	2007	2006

Income (loss) from operations	$(535)	$45
Corporate operating loss increased by $580 for the six months ended December 31, 2007, from an operating income of $45 in the same period of fiscal 2007 to an operating loss of $535 this fiscal year. The increase in operating loss from corporate was mainly due to an increase of $137 in the remuneration for executive officers and an increase of $356 in stock option compensation expenses for the options we granted on December 4, 2007, as compared to the same period of fiscal 2007.
Financial Condition
During the six months ended December 31, 2007, total assets increased $5,677, or 17.3%, from $32,788 at June 30, 2007 to $38,465 at December 31, 2007. The majority of the increase was in accounts receivables, other receivables, inventory, prepaid expenses, investment and property, plants and equipment, but offset by a decrease in cash, other intangible assets and other assets.
At December 31, 2007, total cash and short-term deposits were $14,206, a decrease of $744 from the sum of those two balances at June 30, 2007. The decrease in cash was mainly due to a decrease in net cash provided by operating activities as a result of a decrease in net income and an investment in Chongqing, China of $2,057 and capital expenditure of $1,493 in the six months ended December 31, 2007. This decrease was offset by an increase in proceeds from long-term loans. In the first quarter of fiscal 2008, we obtained a new term loan of $3,687 to support its long-term investment and potential business expansion opportunities.

At December 31, 2007, accounts receivables balance increased by $3,223 from the balance at June 30, 2007 due primarily to an increase in sales in the second quarter of fiscal 2008 as compared to the fourth quarter of fiscal 2007. The accounts receivables turnover was 66 days for the second quarter of fiscal 2008, compared with 78 days for the fourth quarter of fiscal 2007. The decrease in the accounts receivables turnover was due primarily to improvement in collections in the Singapore operations.
Other receivables at December 31, 2007 increased by $119 from that balance at June 30, 2007, due mainly to an increase of $130 in advanced payments to our vendors by the Singapore operation.
Inventory at December 31, 2007 was $2,473, reflecting an increase of $527, or 27.1%, compared to that balance at June 30, 2007. The increase in inventory was mainly from an increase in works-in-process and raw materials. The increase in inventory was a result of building up inventory to support expected product shipments in the next two quarters of fiscal 2008. The turnover of inventory was 22 days for the second quarter of fiscal 2008 compared with 23 days for the fourth quarter of fiscal 2007.
Asset held for sale of $212 at December 31, 2007 was comprised of the market value of the property located in Malaysia, which is subject to the terms under a definitive sales agreement dated December 31, 2007, less the cost to sell, in accordance with SFAS No. 144.
Prepaid expenses and other current assets at December 31, 2007 were $283, an increase of $161 from those balances at June 30, 2007, due primarily to an increase in prepaid insurance for the calendar year 2008 in the Singapore operations.
In fiscal 2008, Trio-Tech (Chongqing) Co. Ltd. entered into a Memorandum Agreement and a Supplement Agreement with Jiasheng Property Development Co. Ltd. to jointly develop a piece of property with 24.91 acres owned by Jiasheng located in Chongqing, China. Pursuant to the signed agreement, an investment of $2,057 was transferred into a special bank account jointly monitored by both Trio-Tech (Chongqing) Co. Ltd. and Jiasheng.
Property, plant and equipment increased by $209 from $7,458 at June 30, 2007 to $7,667 at December 31, 2007. Capital expenditures were $1,493 in the first six months of fiscal 2008, compared with $2,050 for the first six months of fiscal 2007. The decrease in capital expenditures was mainly due to higher purchases of machinery and equipment during the first six months of fiscal 2007 for the Singapore Testing operation and China Testing operation in Suzhou in order to meet customers’ requirements at that time.
Depreciation and amortization was $1,528 for the six months ended December 31, 2007, compared with $1,124 for the six months ended December 31, 2006. The increase in depreciation expenses was due mainly to an increase in property, plant and equipment acquired after June 30, 2007.
Other assets were $404 at December 31, 2007, a decrease of $41 from that balance at June 30, 2007. The decrease in other assets was due primarily to a decrease of $63 for a down payment of certain fixed assets in the Singapore operation, but offset by an increase of $22 in deposits for rent and utilities in the China operations.
Liquidity Comparison
Net cash used in operating activities increased by $1,037 to $727 for the six months ended December 31, 2007 from a net cash inflow of $310 in the same period of fiscal 2007. The increase in net cash used in operating activities was primarily due to (i) a decrease of $639 in net income from $1,555 to $916 during the six months ended December 31, 2007 as compared to the same period of the prior year, and; (ii) the decrease of $2,489 in cash inflow from change in accounts payable and accrued liabilities. Offsetting the increase in cash used in operating activities was an increase in net impact of adjusting non-cash items. In the six months ended December 31, 2007, the depreciation and amortization increased by $404 as compared with the same period of fiscal 2007. The other non-cash item which offset the increase in cash used in operating activities was stock option compensation expenses of $358 that we recognized in the second quarter of fiscal 2008 for the 100,000 options granted on December 4, 2007.
Net cash used in investing activities increased by $4,908 to $4,526 for the six months ended December 31, 2007 from a cash inflow of $385 for the same period of fiscal 2007. The proceeds from maturing short-term deposits of $21,443 were not adequate to cover the higher investment in short-term deposits of $22,416 in the six months ended December 31, 2007, thereby incurring a negative cash flow. As we anticipated that funds would be required in the next two quarters of fiscal 2008 for working capital purposes, we invested in short-term deposits to generate investment income. We invested $2,057 in Chongqing, China in the first two quarters of fiscal 2008 to jointly develop a piece of property with 24.91 acres with Jiasheng Property Development Co., Ltd. Offsetting the increase in net cash used in investing activities was the $527 decrease in capital expenditures as previously discussed.
Net cash provided by financing activities in the first two quarters of fiscal 2008 was $2,833, representing an increase of $1,367 compared to the net cash provided by financing activities of $1,466 during the first two quarters of fiscal 2007. The increase was mainly due to higher proceeds from long-term bank loans of $3,687 during the first two quarters of fiscal 2008 as compared to a repayment of bank loans of $6 in the same period of fiscal 2007. However, this was offset by a decrease of $1,831 from net borrowing on lines of credit.

We believe we have the necessary financial resources to meet our projected cash requirements for at least the next twelve months.
Corporate Guarantee Arrangement
The Company provides a corporate guarantee of approximately $1,741 to one of its subsidiaries in Southeast Asia to secure line-of-credit and term loans from a bank to finance the operations of such subsidiary. With the strong financial position of the subsidiary company, the Company believes this corporate guarantee arrangement will have no material impact on its liquidity or capital resources.
Critical Accounting Estimates and Policies
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
New Office Lease Commitments
We entered into a lease agreement for our U.S. office space on October 10, 2007. The lease has a term of three years, with a commencement date of January 1, 2008 and covers approximately 5,200 total rentable square feet. The annual rent is approximately $66 and the lease provides us with an option to renew for an additional three-year terms at the then-current market rate.
As of December 31, 2007, the outstanding aggregate principal balance on these loans and capital leases was approximately $3,837. The interest rates on our loans and lines of credit range from 0.81% to 7.00% per annum. These interest rates are subject to change and we cannot predict an increase or decrease in rates, if any.

	Dec.31,	June 30,
	2007	2007
	(unaudited)
Loans:
Denominated in Singapore dollars; interest is at the bank’s prime rate (4.25% at December 31, 2007 and June 30, 2007) plus 1% per annum	$—	$16

Denominated in Singapore dollars; interest rate is at the bank’s prime rate (4.25% at December 31, 2007 and June 30, 2007) plus 1% per annum	40	150

Denominated in Thailand baht; interest is at the bank’s prime rate (7.00% at December 31, 2007 and June 30, 2007)	1	39

Denominated in Singapore dollars; interest is at the bank’s prime rate (2.48% at December 31, 2007 and June 30, 2007) plus 3.5% per annum	—	309

Denominated in Singapore dollars; interest is at the bank’s prime rate (4.25% at December 31, 2007 and June 30, 2007) plus 1% per annum	112	161

Denominated in Singapore dollars; interest is at the bank’s prime rate (2.51% at December 31, 2007) plus 3.0% per annum	3,454	—

Subtotal	$3,607	$675

Capital leases:
Denominated in Singapore dollars with a fixed interest rate ranging from 4.19% to 6.02% per annum	$225	$269

Denominated in Malaysia ringgit with a fixed interest rate of 4.30% per annum	2	7

Denominated in U.S. dollars with a fixed interest rate of 0.81% per annum	3	4

Subtotal	$230	$280

Total	$3,837	$955

In the six months ended December 31, 2007, we have entered into the following contractual obligation with minimum annual payments for the indicated period as follows:

	Calendar	Calendar	Calendar
	Year	Year	Year			Fair
As of December 31,	2007	2008	2009	Thereafter	Total	Value

Loan:
Denominated in Singapore dollars; interest is at the bank’s prime rate (2.51% at December 31, 2007) plus 3.0% per annum	$1,329	$1,279	$846	$—	$3,454	$3,454

The outstanding aggregate principal balance on these loans and capital leases was mainly utilized by our Singapore operations. In the first quarter of fiscal 2008, the Company took out a new term loan of $3,687 to support its long-term investment and potential business expansion opportunities in Singapore and China. As the majority of our overall net sales were contributed from the Singapore operations, we believe that the Singapore operations will be able to meet repayment of its loans and capital obligations. The Thailand operation utilized term loans to finance the extension of a building in Bangkok and it will be able to meet its obligations thereunder, as the operation has been generating cash for the past few years.
Foreign Currency Exchange Rate Risk Although the majority of our sales, cost of manufacturing and marketing are transacted in U.S. dollars, significant portions of our revenue are denominated in Singapore dollars, European euros, Malaysian ringgit, Thai baht and other currencies. During the six months ended December 31, 2007, we had no material derivative financial instruments or other foreign exchange risk hedging devices. With or without hedges, a portion of our costs, revenues and operating margins may be affected by fluctuations in exchange rates, primarily between the U.S. dollar and such foreign currencies, although foreign exchange risks have not been material to our financial position or results of operations to date. We are also affected by fluctuations in exchange rates if there is a mismatch between our foreign currency denominated assets and liabilities. Foreign currency translation adjustments resulted in an increase of $918 and $508 to shareholders’ equity for the six months ended December 31, 2007 and 2006, respectively.
We try to reduce our risk of foreign currency fluctuations by purchasing certain equipment and supplies in U.S. dollars and seeking payment, when possible, in U.S. dollars. However, we may not be successful in our attempts to mitigate our exposure to exchange rate fluctuations. Those fluctuations could have a material adverse effect on the Company’s financial results.
ITEM 4T. CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2007, the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective at a reasonable level.
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
     Possible dilutive effect of outstanding options
As of December 31, 2007 there were 113,050 shares of Common Stock reserved for issuance upon exercise of outstanding stock options. The outstanding options are currently exercisable at exercise prices ranging from $2.66 to $9.57 per share. We anticipate that the trading price of our Common Stock at the time of exercise of any such outstanding options will exceed the exercise price under those options. Thus such exercise will have a dilutive effect on our shareholders.
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
Item 3. Defaults upon Senior Securities
Not applicable
Item 4. Submission of Matters to Vote of Security Holders
An annual meeting of shareholders was held on December 3, 2007. The matters voted on at the annual meeting were the election of directors and approval of the 2007 Employee Stock Option Plan and 2007 director Equity Incentive Plan. Proxies for the annual meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to management’s nominees for Directors as listed in the Proxy Statement. All of such nominees were elected. The number of votes for each of such nominees was as follows:

Director	Votes For	Votes Withheld	No Vote	Total
Jason Adelman	1,962,226	586,958	676,747	3,225,930
Richard Horowitz	2,149,479	399,705	676,747	3,225,930
A. Charles Wilson	2,049,219	483,465	693,247	3,225,930
Yong Siew Wai	1,907,890	624,794	693,247	3,225,930
Both the 2007 Employee Stock Option Plan and 2007 Director Equity Incentive Plan were approved and adopted in the meeting.
For the Company’s 2007 Employee Stock Option Plan, there were 292,616 shares in favor, 106,998 shares against, and 1,140 shares abstaining. The broker non-votes of 1,546,093 shares were not included in the determination of the number of shares present at the meeting and entitled to vote according to the Company’s Proxy Statement.

For the Company’s 2007 Director Equity Incentive Plan, there were 1,289,754 shares in favor, 110,090 shares against, and 910 shares abstaining. The broker non-votes of 1,546,093 shares were not included in the determination of the number of shares present at the meeting and entitled to vote according to the Company’s Proxy Statement
Item 5. Other Information
Not applicable
Item 6. Exhibits
10.1	Sales and purchase agreement on office units at Jiang Bei No. 21 Road, Chongqing

10.2	Tenant lease of U.S. office

31.1	Rule 13a-14(a) Certification of Principal Executive Officer of Registrant

31.2	Rule 13a-14(a) Certification of Principal Financial Officer of Registrant

32	Section 1350 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIO-TECH INTERNATIONAL
By:	/s/ Victor H.M. Ting
VICTOR H.M. TING
Vice President and Chief Financial Officer (Principal Financial Officer)
Dated: February 12, 2008