Form 10-Q
period 2008-03-31
TRIO TECH INTERNATIONAL
filed 2008-05-15
CIK 732026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___ to ___

Commission File Number 1-14523

TRIO-TECH   INTERNATIONAL
(Exact name of Registrant as specified in its Charter)

California	95-2086631
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

16139 Wyandotte
Van Nuys, California	91406
(Address of principle executive offices)	(Zip Code)

           Registrant's Telephone Number, Including Area Code:  818-787-7000

Not Applicable
(Former Name, Former Address and Former Fiscal Year if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of  “large accelerated filed,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):  Large Accelerated Filer ☐  Accelerated Filer ☐  Non-Accelerated Filer ☐  Smaller Reporting Company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Number of shares of common stock outstanding as of April 28, 2008 was 3,226,430

TRIO-TECH    INTERNATIONAL
INDEX TO CONSOLIDATED FINANCIAL INFORMATION, OTHER INFORMATION AND SIGNATURES

		Page
Part I.	Financial Information
Item 1.	Financial Statements
	(a) Condensed Consolidated Balance Sheets as of March 31, 2008 (Unaudited) and June 30, 2007	4
	(b) Condensed Consolidated Statements of Operations and Comprehensive Income for the Three and Nine Months Ended March 31, 2008 (Unaudited) and March 31, 2007 (Unaudited)	5
	(c) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2008 (Unaudited) and March 31, 2007 (Unaudited)	6
	(d) Notes to Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	31
Item 4T.	Controls and Procedures	31

Part II.	Other Information
Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3.	Defaults upon Senior Securities	32
Item 4.	Submission of Matters to a Vote of Security Holders	32
Item 5.	Other Information	32
Item 6.	Exhibits	32

Signatures		33
Exhibits		34
Certifications		34

FORWARD-LOOKING STATEMENTS

           The discussions of Trio-Tech International’s (the “Company”) business and activities set forth in this Form 10-Q and in other past and future reports and announcements by the Company may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and assumptions regarding future activities and results of operations of the Company.  In light of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the following factors, among others, could cause actual results to differ materially from those reflected in any forward-looking statements made by or on behalf of the Company: market acceptance of Company products and services; changing business conditions or technologies and volatility in the semiconductor industry, which could affect demand for the Company’s products and services; the impact of competition; problems with technology; product development schedules; delivery schedules; changes in military or commercial testing specifications which could affect the market for the Company’s products and services; difficulties in profitably integrating acquired businesses, if any, into the Company; risks associated with conducting business internationally and especially in Southeast Asia, including currency fluctuations and devaluation, currency restrictions, local laws and restrictions and possible social, political and economic instability; and other economic, financial and regulatory factors beyond the Company’s control. The increase in world-wide oil prices caused companies to incur higher costs. We believe customers have tightened and will continue to tighten their spending, resulting in a decline in the demand for electronic products and semiconductor equipment. We anticipate that this chain effect will hit the Company’s business gradually in the future. See the discussions elsewhere in this Form 10-Q, including under the heading “Certain Risks That May Affect Our Future Results,” for more information. In some cases, you can identify forward-looking statements by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” “believes,” “can impact,” “continue,” or the negative thereof or other comparable terminology.

We undertake no obligation to update forward-looking statements to reflect subsequent events, changed circumstances, or the occurrence of unanticipated events.

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS UNAUDITED (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	March 31,	June 30,
	2008	2007
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash	$5,958	$7,135
Short-term deposits	8,342	7,815
Trade accounts receivable, less allowance for doubtful accounts of $44 and $42	7,083	7,410
Other receivables	682	245
Inventories, less provision for obsolete inventory of $817 and $781	2,144	1,946
Prepaid expenses and other current assets	222	122
Assets held for sale	219	--
Total current assets	24,650	24,673

INVESTMENT IN CHINA (Note 11)	2,931	--
PROPERTY, PLANT AND EQUIPMENT, Net	7,713	7,458
OTHER INTANGIBLE ASSETS, Net	143	212
OTHER ASSETS	645	445
TOTAL ASSETS	$36,082	$32,788

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,413	$2,265
Accrued expenses	3,658	4,354
Advances from buyer	22	--
Income taxes payable	544	948
Current portion of notes payable	1,417	536
Current portion of capital leases	93	125
Total current liabilities	8,147	8,228

NOTES PAYABLE, net of current portion	1,961	139
CAPITAL LEASES, net of current portion	95	155
DEFERRED TAX LIABILITIES	499	373

TOTAL LIABILITIES	$10,702	$8,895

MINORITY INTEREST	2,728	2,459

SHAREHOLDERS' EQUITY:
Common stock; no par value, 15,000,000 shares authorized; 3,226,430 and 3,225,930 shares issued and outstanding as of March 31, 2008 and June 30, 2007, respectively	10,362	10,361
Paid-in capital	850	460
Retained earnings	9,286	10,135
Accumulated other comprehensive income	2,154	478
Total shareholders' equity	22,652	21,434
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$36,082	$32,788
See accompanying notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
UNAUDITED (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

	Nine Months Ended		Three Months Ended
	March 31,	March 31,	March 31,	March 31,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Products	$18,190	$22,037	$4,482	$7,265
Services	15,186	15,519	3,973	6,348
	33,376	37,556	8,455	13,613
Cost of Sales
Cost of products sold	15,716	18,480	4,248	6,019
Cost of services rendered	10,014	9,655	2,798	3,997
	25,730	28,135	7,046	10,016

Gross Margin	7,646	9,421	1,409	3,597

Operating Expenses
General and administrative	6,144	5,121	2,075	1,971
Selling	466	660	189	262
Research and development	45	52	7	18
Impairment loss	457	174	441	2
Loss on disposal of property, plant & equipment	11	--	11	--
Total operating expenses	7,123	6,007	2,723	2,253

Income (Loss ) from Operations	523	3,414	(1,314)	1,344

Other Income (Expenses)
Interest expense	(257)	(119)	(93)	(53)
Other income (expenses)	(224)	155	(33)	45
Total other (expenses) income	(481)	36	(126)	(8)

Income (Loss) Before Income Taxes	42	3,450	(1,440)	1,336

Income Tax Provision	268	717	(46)	239

Income (Loss) Before Minority Interest	(226)	2,733	(1,394)	1,097
Minority interest	(269)	(97)	(17)	(16)
Net Income (Loss) Attributable to Common Shares	(495)	2,636	(1,411)	1,081

EARNINGS PER SHARE:
Basic earnings (loss) per share	$(0.15)	$0.82	$(0.44)	$0.34
Diluted earnings (loss) per share	$(0.15)	$0.82	$(0.44)	$0.33

Weighted Average Shares Outstanding:
Basic	3,226	3,225	3,226	3,226
Diluted	3,226	3,235	3,226	3,236

Comprehensive Income (Loss):
Net income (loss)	$(495)	$2,636	$(1,411)	$1,081
Foreign currency translation adjustment	1,676	957	758	449

Comprehensive Income (Loss)	$1,181	$3,593	$(653)	$1,530
See accompanying notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, UNAUDITED (IN THOUSANDS)

	March 31,	March 31,
	2008	2007
	(Unaudited)	(Unaudited)
Cash Flow from Operating Activities
Net income (loss)	$(495)	$2,636
Adjustments to reconcile net income to net cash flow provided by operating activities
Depreciation and amortization	2,262	2,007
Bad debts expense, net	2	145
Inventory provision	36	151
Interest income on short-term deposits	(39)	(66)
Impairment loss	457	174
Stock compensation	390	4
Loss (gain) on sale of property	11	(41)
Deferred tax provision	126	25
Minority interest	268	98
Changes in operating assets and liabilities, net of acquisition effects
Accounts receivables	325	(2,099)
Other receivables	(437)	69
Other assets	(200)	(102)
Inventories	(234)	310
Prepaid expenses and other current assets	(100)	4
Accounts payable and accrued liabilities	(548)	(729)
Income tax payable	(404)	286
Net cash provided by operating activities	1,421	2,872

Cash Flow from Investing Activities
Proceeds from short-term deposits matured	25,537	10,238
Investments in short-term deposits	(25,946)	(9,836)
Additions to property, plant and equipment	(2,507)	(2,409)
Investment in Chongqing, China	(2,931)	--
Proceeds from sale of property	15	50
Net cash used in investing activities	(5,832)	(1,957)

Cash Flow from Financing Activities
Net borrowings on lines of credit	22	316
Repayment of bank loans and capital leases	(1,305)	(698)
Proceeds from long-terms bank loans and capital leases	3,837	6
Proceeds from exercising stock options	1	23
Proceeds from 10% shareholder on the short swing profit of the company stock	--	118
Dividends paid to minority interest	--	(42)
Paid dividends	(354)	(323)
Net cash provided (used) in financing activities	2,201	(600)

Effect of Changes in Exchange Rate	1,033	614

NET INCREASE IN CASH	(1,177)	929
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,135	2,551
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,958	$3,480

Supplementary Information of Cash Flows
Cash paid during the period for:
Interest	$186	$119
Income taxes	$732	$433

Non-Cash Transactions
Capital lease of property, plant and equipment	$--	$52
Declaration of cash dividends to be paid	$354	$--
See accompanying notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AND NUMBER OF SHARES)

1.	ORGANIZATION AND BASIS OF PRESENTATION

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  All significant inter-company accounts and transactions have been eliminated in consolidation. The unaudited consolidated financial statements are presented in U.S. dollars.  The accompanying financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.  Operating results for the nine months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2008.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the fiscal year ended June 30, 2007.

Certain prior year balances on the Statement of Operations and Comprehensive Income have been reclassified to conform to the current presentation. The reclassification had no impact on net income for the nine months ended March 31, 2007.

Change in Estimate:

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

Prior to the time for payment of bonuses accrued, the Company determined (a) that in the first quarter of fiscal year 2008, 51 (12.4%) employees on the bonus list for fiscal year 2007 had left the Company and thus were not entitled to such bonuses, and
(b) based on the employee performance review conducted at the end of September 2007, management noted that among more than 350 employees who were still on the bonus list, a number of employees did not qualify for the bonus of the full three months of base salary.  As a result of combining the aforementioned factors, bonuses totaling $255 were over-accrued.  Accordingly, the over-provision of $255 was reversed in the first quarter of fiscal 2008 as a result of the change in estimate.  This change in estimate increased the net income for the nine months ended March 31, 2008 by $255, or $0.08 per diluted share.

In addition, during the nine months ended March 31, 2008, the Singapore operation reversed commission expenses of $92. A portion of the commissions payable by the Company is based on the estimated profit margin of sales when sales are recorded.  Management reviews the commission liability periodically with the appropriate personnel.  When the actual profit margin is lower than the one expected, the accrued commission liability should be reduced and the commission expenses should be reversed accordingly.  Based on management review in the nine months ended March 31, 2008, it was determined that the actual profit margin for some sales was less than expected due to an increase in unexpected service expenses following the sales. Accordingly, the Company reversed $92 in commissions.  This change in estimate increased the net income for the nine months ended March 31, 2008 by $92, or $0.03 per diluted share.

In the third quarter of fiscal 2008, one of our major customers sent an official notice to the Company that, starting from April 1, 2008, their advanced burn-in testing service contract with us would cease.  Management performed an impairment test on the advance burn-in testing assets after receiving the notice and decided to write down the book value of these assets to zero.  The Company recorded an impairment loss of $221 on the advanced burn-in testing equipment, which will not be recoverable.  In order to match our expenses with the future cash flows from the loss of this testing revenue, the Company terminated 65 employees in our Singapore operation and recorded $57 in unemployment benefits during the third quarter of 2008. The employees were notified of this reduction in March.  The Company also decreased the salary of the chief executives by $93 per quarter effective April 1, 2008. In Singapore, the Company sent the landlord an early notice of termination for four leased plants This accounting for lease termination costs was less than $1 for the third quarter. The total rental cost of the plant spaces terminated in Singapore was $25 per quarter.  The Company is in the early stages of developing new customer relationships in China and Malaysia to replace the lost testing revenues from this contract.

2.	NEW ACCOUNTING PRONOUNCEMENTS

In March 2008, The Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not completed its evaluation of the potential impact, if any, of the adoption of SFAS No. 161 on its consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007), Business Combinations, or SFAS No. 141R.  SFAS No. 141R will change the accounting for business combinations in a number of areas including the treatment of contingent considerations, pre-acquisition contingencies, transaction costs, in-process research and development, and restructuring costs.  Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.  SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company believes the adoption of SFAS 141R will have an impact on the accounting for future acquisitions.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159.   SFAS No. 159 permits, but does not require, entities to choose to measure eligible items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided that a company also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements.”  Management is in the process of assessing if this statement will have a material impact on the Company’s financial statements once adopted.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS No. 157.  SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  There is partial delay in applying FAS 157 to non-financial assets and liabilities measured on a non-recurring basis. The Company is currently evaluating the impact adoption may have on its financial condition or results of operations.

3.	INVENTORIES

Inventories consisted of the following:

	March 31,	June 30,
	2008	2007
	(Unaudited)

Raw materials	$1,650	$1,295
Work in progress	1,087	1,210
Finished goods	224	222
Less: provision for obsolete inventory	(817)	(781)
	$2,144	$1,946

4.	STOCK OPTIONS

As of March 31, 2008, the Company had 12,550 shares of stock options outstanding under the 1998 Employee Option Plan, which was terminated on December 2, 2005 by the Company’s Board of Directors.

On September 24, 2007, the Company’s Board of Directors unanimously adopted the 2007 Employee Stock Option Plan and the 2007 Directors Equity Incentive Plan, which were approved by the shareholders on December 3, 2007.  The 2007 Employee Stock Option Plan provides for awards of up to 300,000 shares of the Company’s Common Stock to employees, consultants and advisors.  The 2007 Directors Equity Incentive Plan provides for awards of up to 200,000 shares of the Company’s Common Stock to the members of the Board of Directors in the form of non-qualified options and restricted stock. These two plans are administered by the Board, which also establishes the terms of the awards.

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

Assumptions

The fair value for these awards was estimated using the Black-Scholes option pricing model with the following weighted average assumptions, assuming no expected dividends:

	Nine Months Ended	Year Ended
	March 31, 2008	June 30, 2007

Expected volatility	115.07-110.91%	73.22-98.51%
Risk-free interest rate	1.62%	4.5%
Expected life (years)	2.00	2.00

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

2007 Employee Stock Option Plan

The Company’s 2007 Employee Stock Option Plan (the “2007 Employee Plan”), which is shareholder-approved, permits the grant of stock options to its employees of up to 300,000 shares of Common Stock.  Under the 2007 Employee Plan, all options must be granted with an exercise price of not less than “fair market value” as of the grant date and the options granted should be exercisable within a maximum of ten years after the date of grant, or such lesser period of time as is set forth in the stock option agreements. They shall be exercisable (a) immediately as of the effective date of the stock option agreement granting the Option, or (b) in accordance with a schedule related to the date of the grant of the Option, the date of first employment, or such other date as may be set by the Compensation Committee.  Generally, options granted under the 2007 Employee Plan are exercisable within five years after the date of grant, and vest over the period as follows: 25% vesting on the grant date and the remaining balance vesting in equal installments on the next three succeeding anniversaries of the grant date.  The share-based compensation will be recognized in terms of the grade method over the vesting period. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the 2007 Employee Plan).

During the second quarter of fiscal 2008, pursuant to the 2007 Employee Plan, 50,000 shares of stock options were granted to certain officers and employees with an exercise price equal to the fair market value of the Company’s Common Stock (as defined under the 2007 Employee Plan in conformity with Regulation 409A of the Internal Revenue Code of 1986, as amended) at the date of grant.  These options vest over the period as follows: 25% vesting on the grant date, and the balance vesting in equal installments on the next three succeeding anniversaries of the grant date.  The fair market value of 50,000 shares of the Company’s Common Stock issuable upon exercise of stock options granted was approximately $277 based on the fair value of $5.55 per share determined by using the Black Scholes option pricing model.  There were no options exercised during the nine months ended March 31, 2008.

The Company recognized stock-based compensation expense of approximately $113 in the nine months ended March 31, 2008 under the 2007 Employee Plan.  Unamortized stock-based compensation of $164 based on fair value on the grant date related to options granted under the 2007 Employee Plan is expected to be recognized over a period of three years.

As of March 31, 2008, there were 12,500 shares of vested employees’ stock options. The weighted-average exercise price was $9.57, and the weighted average remaining contractual term was 4.68 years. The total intrinsic value of vested employees’ stock options during the nine months ended March 31, 2008 was zero.  A summary of option activities under the 2007 Employee Plan during the nine months of fiscal 2008 ended March 31, 2008 is presented as follows:

		Weighted- Average Exercise	Weighted - Average Remaining Contractual	Aggregate Intrinsic
	Options	Price	Term (Years)	Value

Outstanding at July 1, 2007	--	--
Granted	50,000	$9.57
Exercised	--	--
Forfeited or expired	--	--
Outstanding at March 31, 2008	50,000	$9.57	4.68	--
Exercisable at March 31, 2008	12,500	$9.57	4.68	--

A summary of the status of the Company’s non-vested employees’ stock options during the nine month period ended March 31, 2008 is presented below:

		Weighted-Average Grant-Date
	Options	Fair Value

Non-vested at July 1, 2007	--	--
Granted	50,000	$5.55
Vested	(12,500)	$5.55
Forfeited	--	--
Non-vested at March 31, 2008	37,500	$5.55

2007 Directors Equity Incentive Plan

The 2007 Directors Equity Incentive Plan (the “2007 Directors Plan”), which is shareholder-approved, permits the grant of 200,000 shares of Common Stock to its duly elected non-employee directors in the form of non-qualified options and restricted stock. The exercise price of the non-qualified options is 100% of the fair market value of the underlying shares on the grant date.  The options have five-year contractual terms and are generally exercisable immediately as of the grant date.

During the second quarter of 2007, pursuant to the 2007 Directors Plan, 50,000 shares of stock options were granted to our directors with an exercise price equal to the fair market value of our Common Stock (as defined under the 2007 Directors Plan in conformity with Regulation 409A or the Internal Revenue Code of 1986, as amended) at the date of grant.  The fair market value of 50,000 shares of the Company’s Common Stock issuable upon exercise of stock options granted was approximately $277 based on the fair value of $5.55 per share determined by the Black Scholes option pricing model.  There were no options exercised during the nine month period ended March 31, 2007.  The Company recognized stock-based compensation expense of $277 in the nine months ended March 31, 2008 under the 2007 Directors Plan.

A summary of option activities under the 2007 Directors Plan during the nine month period ended March 31, 2008 is presented as follow:

		Weighted- Average Exercise	Weighted - Average Remaining Contractual	Aggregate Intrinsic
	Options	Price	Term (Years)	Value

Outstanding at July 1, 2007	--
Granted	50,000	$9.57
Exercised	--	--
Forfeited or expired	--	--
Outstanding at March 31, 2008	50,000	$9.57	4.68	--
Exercisable at March 31, 2008	50,000	$9.57	4.68	--

1998 Stock Option Plan

A summary of option activities under the 1998 Plan during the nine month period ended March 31, 2008 is presented as follow:

		Weighted- Average Exercise	Weighted - Average Remaining Contractual	Aggregate Intrinsic
	Options	Price	Term (Years)	Value

Outstanding at July 1, 2007	13,050	$3.03
Granted	--	--
Exercised	500	--
Forfeited or expired	--	--
Outstanding at March 31, 2008	12,550	$3.03	0.49	$41,525
Exercisable at March 31, 2008	12,550	$3.03	0.49	$41,525

The intrinsic value of 500 options exercised was $2. Cash received from options exercised in the third quarter of 2008 was approximately $1.

A summary of the status of the non-vested stock options under the 1998 Plan during the nine month period ended March 31, 2008 is presented below:

Non-vested Options	Shares	Weighted Average Grant Date Fair Value
Non-vested at July 1, 2007	1,375	$1.31
Granted	--	--
Vested	(1,375)	$1.31
Forfeited	--	--
Non-vested at March 31, 2008	--	--

5.	EARNINGS PER SHARE

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

Options to purchase 12,550 shares of Common Stock at exercise prices ranging from $2.66 to $9.57 per share were outstanding as of March 31, 2008 and were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

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

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted EPS for the years presented herein:

	Nine Months Ended		Three Months Ended
	March 31,	March 31,	March 31,	March 31,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net income (loss) attributable to common shares	$(495)	$2,636	$(1,411)	$1,081

Basic Earnings (loss) Per Share	$(0.15)	$0.82	$(0.44)	$0.34

Diluted Earnings (loss) Per Share	$(0.15)	$0.82	$(0.44)	$0.33

Weighted average number of common shares outstanding - basic	3,226	3,225	3,226	3,226

Dilutive effect of stock options	--	10	--	10

Number of shares used to compute Earnings Per Share - diluted	3,226	3,235	3,226	3,236

6.	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are customer obligations due under normal trade terms.  The Company sells products and services to manufacturers in the semiconductor industry.  The Company performs continuing credit evaluations of our customers’ financial conditions. Although the Company generally does not require collateral, letters of credit may be required from our customers in certain circumstances.

Senior management of the Company reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible.  The Company includes any accounts receivable balances that are determined to be uncollectible in allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  Based on the information available, the Company believes that its allowance for doubtful accounts for the nine months ended March 31, 2008 and the twelve months ended June 30, 2007 was adequate.

The following table represents the changes in the allowance for doubtful accounts:

	March 31,	June 30,
	2008	2007
	(Unaudited)

Beginning	$42	$225
Additions charged to expense	17	18
Recovered	(15)	(159)
Actual write-offs	-	(42)
Ending	$44	$42

7.	DIVIDEND PAID TO SHAREHOLDERS

On February 12, 2008, the Board of Directors of Registrant declared a cash dividend of eleven cents (U.S. 11¢) per share payable to the shareholders of record on February 25, 2008.  The total number of shares issued and outstanding as of February 25, 2008 was 3,226,430 and the total cash dividends paid on March 25, 2008 were $354.

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

	March 31,	June 30,
	2008	2007
	(Unaudited)

Beginning	$211	$142
Additional accruals	-	74
Warranty expenses incurred	(12)	(3)
Reverse	(64)	(2)
Ending	$135	$211

9.	LONG TERM DEBT

In April 2007, Trio-Tech International Pte., Ltd in Singapore entered a new loan agreement with a local bank in Singapore. The term loan facility was SGD5,500, or approximately U.S. $3,837 with a fixed interest rate of 3% plus the Market Reference Rate based on the inter-bank offered rate.  The loan has a term of three years from the date of draw down. On August 1, 2007, the Company began to draw down the money on this loan. The loan is due with 35 monthly principal payments of SGD153 (U.S. $107) with a final principal payment due on August 1, 2010 of SGD145 (U.S. $101).  The payment schedule of this loan for the next three years is presented in the following table:

As of March 31, 2008	Calendar Year 2008	Calendar Year 2009	Calendar Year 2010	Thereafter	Total	Fair Value
Loan:
Denominated in Singapore dollars; interest is at the bank's prime rate (2.51% at March 31, 2008) plus 3.0% per annum	$999	$1,332	$962	$-	$3,293	$3,293

10.	ADOPTION OF FIN 48

The Company adopted the provisions of FIN 48 on July 1, 2007 and has had no material adjustments to its liabilities for unrecognized income tax benefits since its adoption.  The Company has not included any uncertain tax positions as defined by FIN 48 in its currently filed federal or state income tax returns.  As of June 30, 2007, and the adoption date, the Company had $267 of income tax liability related to the allocation of corporate management expenses to its Singapore operations.  The Company has not recognized any income tax benefit for this position during the current quarter in accordance with the provisions of FIN 48.

11.	INVESTMENT IN CHONGQING, CHINA

The following table presents our investment in China during the nine months ended March 31, 2008. The exchange rate is based on the exchange rate on March 31, 2008 published by the Federal Reserve System.

	Investment Date	Investment Amount	Investment Amount
		(RMB)	(U.S. Dollars)
Investment in property with Jiasheng	8/28/07	10,000	1,426
Investment in property with Jiasheng	12/17/07	5,000	713
Purchase an investment property	1/04/08	5,554	792
Total investment in China		RMB20,554	$2,931

In June 2007, Trio-Tech International Pte., Ltd. established a subsidiary in Chongqing, China.  This newly established subsidiary, Trio-Tech (Chongqing) Co., Ltd., has a registered capital of RMB20,000 (Chinese yuan), or equivalent to approximately U.S. $2,600, and is wholly owned by Trio-Tech International Pte., Ltd. In June 2007, Trio-Tech International Pte., Ltd. infused $2,600 to Trio-Tech (Chongqing) Co., Ltd. to fulfill its capital injection obligation.  The source of the funds was from the proceeds of disposing short-term deposits by Trio-Tech International Pte., Ltd.

On August 27, 2007, Trio-Tech (Chongqing) Co., Ltd. entered into a Memorandum Agreement with Jiasheng Property Development Co., Ltd. (Jiasheng hereafter) to jointly develop a piece of property with 24.91 acres owned by Jiasheng located in Chongqing City, China, which is intended for sale after the completion of development.  Pursuant to the signed agreement, the capital to be invested by Trio-Tech (Chongqing) Co., Ltd. was RMB10,000, equivalent to approximately U.S. $1,426 based on the exchange rate on March 31, 2008 published by the Federal Reserve System.  On August 28, 2007, Trio-Tech (Chongqing) Co., Ltd. transferred the required amount from its bank account into a special bank account jointly monitored by both Trio-Tech (Chongqing) Co., Ltd. and Jiasheng.  The investment was accounted under the cost method as the Company accounted for less than 20% equity of this joint venture.

On October 22, 2007, the parties received approval from the Chinese District Zoning Regulation Bureau to increase the square meters of the buildings specified in the original Memorandum Agreement dated August 27, 2007 by 9,885 square meters.  As a result, the construction costs of the proposed building project also increased.  On November 15, 2007, Trio-Tech (Chongqing) Co., Ltd. entered into a Supplement Agreement to the Memorandum Agreement dated August 27, 2007 with Jiasheng.  The purpose of this Supplement Agreement was to document another agreement reached by both parties regarding the additional capital infusion to be committed by the respective parties in order to finance the increase in construction costs. The Supplement Agreement does not modify the terms and obligations of both parties specified in the original Memorandum Agreement.  Under the terms of the Supplement Agreement, the Company agreed to invest an additional RMB9,000, or approximately U.S. $1,284 based on the exchange rate as of March 31, 2008 published by the Federal Reserve Statistical Release.  By infusing the additional capital of RMB9,000, the Company increased its equity ratio from 16% to 24% of the total capital infused by both parties.  However, the profit sharing percentage remains at 20% as specified in the original Memorandum Agreement because management of the Company believes that the return on the total investment is still reasonable.  On December 17, 2007, Trio-Tech (Chongqing) Co., Ltd. received a list of additional costs incurred for this project, which were RMB4,000 less than the estimated costs of RMB9,000.  Accordingly, the Company only transferred RMB5,000, approximately U.S. $713, from its bank account into the special bank account jointly monitored by both Trio-Tech (Chongqing) Co., Ltd. and Jiasheng.  After that extra infusion, the equity ratio owned by the Company in that joint venture was 20%.

On January 4, 2008, Trio-Tech (Chongqing) Co., Ltd. entered into a Memorandum Agreement with MaoYe Property Ltd. to purchase an office space of 827.2 square meters on the 35th floor of a 40 story high office building located in Chongqing, China.  The total cash purchase price was RMB5,554 (Chinese yuan), equivalent to approximately U.S. $792 based on the exchange rate as of March 31, 2008 published by the Federal Reserve System.  Under the terms of the agreement, the Company paid the purchase price in full on January 4, 2008.

In accordance with APB 18, the Equity Method of Accounting for Investments in Common Stock, with the 20% equity interest in the joint venture project, the Company considered several factors including primary beneficiary, decision making power and representation on the Board of Directors. As Jiasheng is responsible for the daily business operations and development of that project and the Company dose not have decision making power and has played a passive investor role since the inception of this joint venture, management believes that the cost method of accounting is appropriate.  There was no operating activity in Trio-Tech (Chongqing) Co., Ltd. in the nine months ended March 31, 2008, and there was no income generated from the entity during this period.

12.	ASSETS HELD FOR SALE

In the first quarter of fiscal 2008, the Company initiated a plan to sell the property located in Malaysia and ceased the depreciation of that property in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The book value of this asset was $224 at March 31, 2008.  In late December 2007, the Company entered into a definite sale and purchase agreement with a buyer with a selling price of RM700 (Malaysia ringgit), equivalent to approximately U.S. $219, and received a deposit of RM70, equivalent to approximately U.S. $22, based on the exchange rate as of March 31, 2008 published by the Federal Reserve Statistical Release.  It is anticipated that the sale will be consummated in the fourth quarter of fiscal 2008.  Accordingly, the Company believes that the assets held for sale should be presented as part of current assets.  In accordance with SFAS No 144, the asset held for sale was recorded at the lower of fair value less cost to sell of $219.  Impairment loss of $5 was recorded for the nine months ended March 31, 2008.

13.	IMPAIRMENT LOSS

The Company applies the provisions of Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”) to property, plant and equipment, and other intangible assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the asset.  Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

In the nine months ended March 31, 2008, the Company recorded an impairment loss of $457, or $0.14 per diluted share, based on its examination of future undiscounted cash flows.  An impairment loss of $16 was recorded in the second quarter of fiscal year 2008, which consisted of a loss of $11 related to the disposal of certain fixed assets in our Suzhou operation in China and $5 related to the asset held for sale in Malaysia.  In the third quarter of fiscal 2008, the Company recorded an impairment loss of $441.  Of this amount, an impairment loss of $221 was for certain advanced burn-in testing equipment located in Singapore as a result of the termination of a testing service contract with one of our major customers. An impairment loss of $75 was for the burn-in board testing service in our Shanghai operation in China due to the change in demand for certain burn-in testing services, which in turn made certain of our existing burn-in facilities obsolete.  An impairment loss of $57 was for building renovations for certain testing projects due to a decrease in the customer’s order in our Shanghai operation in China.  The remaining impairment loss of $88 was for certain machinery and equipment in our Singapore operation due to a decrease in our backlog and projected future sales.

14.	BUSINESS SEGMENTS

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

The allocation of the cost of equipment, the current year investment in new equipment and depreciation expenses have been made based on the primary purpose for which the equipment was acquired.

All inter-segment sales were sales from the manufacturing segment to the testing and distribution segments.  Total inter-segment sales were $108 and $122 for the nine months ended March 31, 2008 and 2007, respectively.  Corporate assets mainly consisted of cash and prepaid expenses.  Corporate expenses mainly consisted of salaries, insurance, professional expenses and directors’ fees.

The following segment information is unaudited:

Business Segment Information:
	Quarter		Operating		Depr.
	Ended	Net	Income	Total	and	Capital
	March 31,	Sales	(loss)	Assets	Amort.	Expenditures
Manufacturing	2008	$4,367	$(884)	$3,747	$67	$43
	2007	$6,923	$350	$3,511	$53	$98

Testing services	2008	3,973	(553)	31,814	662	966
	2007	6,348	1,077	27,978	826	313

Distribution	2008	115	(69)	424	5	5
	2007	342	(91)	556	4	-

Corporate and	2008	-	192	97	-	-
unallocated	2007	-	8	208	-	-

Total Company	2008	$8,455	$(1,314)	$36,082	$734	$1,014
	2007	$13,613	$1,344	$32,253	$883	$411

Business Segment Information:
	Nine
	Months		Operating		Depr.
	Ended	Net	Income	Total	and	Capital
	March 31,	Sales	(loss)	Assets	Amort.	Expenditures
Manufacturing	2008	$17,848	$(92)	$3,747	$174	$258
	2007	$20,602	$1,041	$3,511	$147	$246

Testing services	2008	15,186	1,110	31,814	2,074	2,233
	2007	15,519	2,421	27,978	1,848	2,214

Distribution	2008	342	(152)	424	14	14
	2007	1,435	(101)	556	12	1

Corporate and unallocated	2008	-	(343)	97	-	2
	2007	-	53	208	-	-

Total Company	2008	$33,376	$523	$36,082	$2,262	$2,507
	2007	$37,556	$3,414	$32,253	$2,007	$2,461

Geographic Area Information:
								Elimin-
	Quarter							ations
	Ended	United		Other				and	Total
	March 31,	States	China	Countries	Singapore	Thailand	Malaysia	Other	Company
Net sales to	2008	$1,052	$467	$551	$2,312	$471	$3,618	$(16)	$8,455
customers	2007	$1,301	$1,102	$293	$8,493	$617	$1,868	$(61)	$13,613

Operating	2008	(183)	(83)	(96)	(413)	(84)	(647)	192	(1,314)
income (loss)	2007	104	112	14	854	63	189	8	1,344

Long-lived	2008	5	995	-	1,850	774	4,272	(40)	7,856
assets	2007	10	848	-	3,695	877	2,748	(40)	8,138

Geographic Area Information:
	Nine							Elimin-
	Months							ations
	Ended	United		Other				and	Total
	March 31,	States	China	Countries	Singapore	Thailand	Malaysia	Other	Company
Net sales to	2008	$4,096	$1,239	$1,468	$15,024	$1,544	$10,113	$(108)	$33,376
customers	2007	$5,152	$4,493	$518	$21,030	$1,763	$4,722	$(122)	$37,556

Operating	2008	42	(12)	(18)	758	23	73	(343)	523
income (loss)	2007	351	413	24	1,966	165	442	53	3,414

Long-lived	2008	5	995	-	1,850	774	4,272	(40)	7,856
assets	2007	10	848	-	3,695	877	2,748	(40)	8,138

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

Our manufacturing segment manufactures Artic Temperature Controlled Wafer Chucks, which are used for test, characterization and failure analysis of semiconductor wafers, Wet Process Stations, which wash and dry wafers at a series of 100 to 300 additional processing steps after the etching or deposition of integrated circuits, and other microelectronic substrates in what is commonly called the “front-end,” or creation, of semiconductor circuits.  Additionally, we also manufacture centrifuges, leak detectors, HAST (Highly Accelerated Stress Test) systems and “burn-in" systems that are used primarily in the “back-end” of the semiconductor manufacturing process to test finished semiconductor devices and electronic components.

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

Recent Events

Purchase of an office space in Chongqing

On January 4, 2008, Trio-Tech (Chongqing) Co., Ltd. entered into a Memorandum Agreement with MaoYe Property Ltd., a Chinese company, to purchase an office space of 827.2 square meters on the 35th floor of a 40 story office building located in Chongqing, China.  The total cash purchase price was RMB5,554 (Chinese yuan), equivalent to approximately U.S. $792 based on the exchange rate on March 31, 2008 published by the Federal Reserve System.  Under the terms of the agreement, the Company paid the purchase price in full on January 4, 2008 using internally generated funds of the Company.

Declaration of dividend

On February 12, 2008, the Board of Directors of Registrant declared a cash dividend of eleven cents (U.S. 11¢) per share payable to the shareholders of record on February 25, 2008.  The total number of shares issued and outstanding as of February 25, 2008 was 3,226,430 and the total cash dividends paid on March 25, 2008 were $354.

Termination of advanced burn-in testing service contract

In the third quarter of fiscal 2008, one of our major customers sent an official notice to the Company that, starting from April 1, 2008, their advanced burn-in testing service contract with us would cease.  Management performed an impairment test on the related testing assets and recorded a write down of these assets to zero. We recorded an impairment loss of $221 on the advanced burn-in testing equipment, which will not be recoverable.  In order to match our expenses with the future cash flows from the loss of this testing revenue, we laid off 65 employees in our Singapore operation in March and recorded $57 in unemployment benefits in the third quarter of 2008.  We also reduced the salary of our chief executives by $93 per quarter effective April 1, 2008. In Singapore, we sent a notice to the landlord to terminate our rental contracts for four plants before the lease expiration. The rental cost of these four plants was $25 per quarter. All these cost saving actions benefited the Company starting from April 1, 2008. The Company is in the early stages of developing new customer relationships in China and Malaysia to replace the lost testing revenues from this contract.

Meanwhile, management is exploring opportunities for business expansion.  Besides the investment in Chongqing, we invested $1,956 in our Malaysian operation for testing machinery and equipment in the third quarter of fiscal 2008.  We also plan to purchase a factory in Malaysia, where we’ve deposited $390, or 10% of the purchase price.  The Company and the seller are still negotiating the final details of the agreement. We have no future obligations to the seller at this time. The testing revenue generated in our Malaysia operation increased by 37.26% to $1,275 in the third quarter of fiscal 2008.  We believe that the demand for our testing services is still strong in Malaysia, and that further development in that operation will help to offset part of the decrease in revenue in other areas of business.

Third Quarter Fiscal 2008 Highlights

•
In the third quarter of fiscal year 2008, we recorded $441, or $0.14 per diluted share, in impairment loss due primarily to the phase-out of an advanced burn-in testing service provided by our facilities in Singapore and China.

•
Total revenue decreased 37.89% to $8,455 for the third quarter of fiscal 2008, compared with revenue of $13,613 for the third quarter of fiscal 2007, as the result of the phase-out of the advanced burn-in testing service that we provided to one of our major customers.

•	Testing segment revenue decreased by $2,375, or 37.41%, to $3,973 compared with $6,348 for the third quarter of fiscal 2007.
•	Manufacturing segment revenue decreased by $2,556, or 36.92%, to $4,367 compared with $6,923 for the third quarter of fiscal 2007.
•	Distribution segment revenue decreased by $227, or 66.37%, to $115 compared with $342 for the second quarter of fiscal 2007.
•	Loss from operations increased by $2,658, or 197.77%, to $1,314 compared with an income of $1,344 for the third quarter of fiscal 2007.
•	Gross profit margins decreased by 9.76% to 16.66% from 26.42% for the third quarter of fiscal 2007.
•	Selling expenses increased by 0.32% from 1.92% of revenue for the third quarter of fiscal 2007.
•	General and administrative expenses increased by 10.06% from 14.48% of revenue for the third quarter of fiscal 2007.

The highlights above are intended to identify some of our more significant events and transactions during the quarter ended March 31, 2008.  These highlights are not intended to be a full discussion of our operating results for this quarter.  These highlights should be read in conjunction with the following discussion and with our unaudited consolidated financial statements and notes thereto accompanying this Quarterly Report.

Results of Operations and Business Outlook

The following table sets forth our revenue components for the nine and three months ended March 31, 2008 and 2007, respectively.

Revenue Components
	Nine Months Ended March 31,		Three Months Ended March 31,
	2008	2007	2008	2007
Net Sales:
Manufacturing	53.48%	54.86%	51.65%	50.86%
Testing	45.50	41.32	46.99	46.63
Distribution	1.02	3.82	1.36	2.51
Total	100.00%	100.00%	100.00%	100.00%

Net sales for the nine and three months ended March 31, 2008 were $33,376 and $8,455, respectively, a decrease of $4,180 and $5,158, respectively, when compared to the same sales periods of the prior year.  As a percentage, total net sales decreased by 11.1% and 37.9% for the nine and three months ended March 31, 2008, respectively, when compared to total net sales for the same periods of the prior year.

Net sales into and within China and the Southeast Asia regions and other countries (except sales into and within the United Sates) decreased by $3,124 to $29,280 and by $4,909 to $7,403 for the nine months and three months ended March 31, 2008, respectively, compared to the same periods of the prior year.  This decrease was primarily due to a drop in sales in the testing segment in our Singapore and China operations.  Net sales into and within the United States were $4,096 and $1,052 for the nine and three months ended March 31, 2008, respectively, a decrease of $1,056 and $249, respectively, when compared to the same periods of the prior year.

The decrease in net sales in the nine and three months ended March 31, 2008 can be discussed within three segments as follows:

Manufacturing Segment

Net sales in the manufacturing segment as a percentage of total net sales were 53.48% and 51.65% for the nine and three months ended March 31, 2008, respectively, a decrease of 1.38% and an increase of 0.79% of total net sales, respectively, when compared to the same periods of the prior year.  The absolute amount of net sales was $17,848 and $4,367 for the nine and three months ended March 31, 2008 respectively, a decrease of $2,754 and $2,556, respectively, when compared to the same periods of the prior year.  The decrease in revenue generated by the manufacturing segment was due to the fact that fewer orders were placed by one of our major customers, which was the result of slowing in that customer’s product line and equipment capacity.

Testing Segment

Net sales in the testing segment as a percentage of total net sales were 45.50% and 46.99% for the nine and three months ended March 31, 2008, respectively, a decrease of 4.18% and 0.36%, respectively, of total net sales when compared to the same periods of the prior year.  The absolute amount of net sales in the testing segment decreased by $333 to $15,186 and by $2,375 to $3,973 for the nine and three months ended March 31, 2008, respectively, compared to the same periods of fiscal 2007.

This considerable decrease in sales was due to a significant drop in orders from one of our main customers due to one of their product lines reaching the end of its life cycle earlier than expected, rendering our testing service for that product no longer necessary. Demand for testing services varies from time to time depending on changes taking place in the market and our customers’ forecasts.

Distribution Segment

Net sales in the distribution segment accounted for 1.02% and 1.36% of total net sales for the nine and three months ended March 31, 2008, respectively, a decrease of 2.80% and 1.15%, respectively, compared to the same periods in fiscal 2007.  The absolute amount of net sales decreased by $1,093 to $342 and by $227 to $115 for the nine and three months ended March 31, 2008, respectively, compared to the same periods in fiscal 2007.  The drop in revenue was due to lower demand in the current market for back-end products such as Vibration equipment and chambers and, we believe, a saturation of equipment and electronic components in the current market.  Product volume for the distribution segment depends on sales activities such as placing orders, queries on products and backlog.  Equipment and electronic component sales are very competitive, as the products are prevalent in the market.

Uncertainties and Remedies

There are several influencing factors which create uncertainties when forecasting performance, such as the ever-changing nature of technology, specific requirements from the customer, declines in demand for certain types of burn-in devices or equipment, and other similar factors.  One of these factors is the highly competitive nature of the semiconductor industry.  Another is that some customers are unable to provide a forecast of the products required in the upcoming weeks; hence it is difficult to plan for the resources needed to meet these customers’ requirements due to short lead time and last minute order confirmation.  This will normally result in a lower margin for these products, as it is more expensive to purchase materials in a short time frame.  However, we have taken certain actions and formulated certain plans to deal with and to help mitigate these unpredictable factors.  For example, in order to meet customers’ demands upon short notice, we maintain higher inventories, but continue to work closely with our customers to avoid stock piling.  We continue to cut costs by upgrading some of our existing facilities to cater to the changing requirements of customers and by maintaining a lean headcount, while still keeping quality high so as to sell new products at a competitive price.  We have also been improving our customer service by keeping our staff updated with regard to the newest technology and stressing the importance of understanding and meeting the stringent requirements of our customers.  We believe customers have tightened and will continue to tighten their spending, resulting in a decline in the demand for electronic products and semiconductor equipment. We anticipate that this chain effect will hit the Company’s business gradually in the future. We are exploring new markets and products, looking for new customers, and upgrading and improving burn-in technology, while at the same time searching for improved testing methods of higher technology chips.

Comparison of the Third Quarters Ended March 31, 2008 and 2007

The following table sets forth certain consolidated statements of income data as a percentage of net sales for the third quarters of fiscal 2008 and 2007, respectively:

	Three Months Ended March 31,
	2008	2007
Net Sales	100%	100.0%
Cost of sales	83.3%	73.6%
Gross Margin	16.7%	26.4%

Operating Expenses
General and administrative	24.6%	14.5%
Selling	2.2%	1.9%
Research and development	0.1%	0.1%
Impairment loss	5.2%	0.0%
Loss on disposal of property, plant and equipment	0.1%	0.0%
Total operating expenses	32.2%	16.5%

Income (Loss) from Operations	(15.5)%	9.9%

Overall Gross Margin

Overall gross margin as a percentage of revenue decreased by 9.7% for the three months ended March 31, 2008, from 26.4% in the third quarter of fiscal 2007 to 16.7%, due primarily to the decrease in the gross margin in the testing and manufacturing segments.  In terms of dollar value, the overall gross margin decreased by $2,188 for the three months ended March 31, 2008, from $3,597 to $1,409, compared to the same quarter of fiscal 2007, resulting from the decrease in revenue and an increase in cost of goods sold.

Gross profit margin as a percentage of revenue in the manufacturing segment decreased by 13.3% for the three months ended March 31, 2008, from 17.7% in the third quarter of fiscal 2007 to 4.4% in the third quarter of fiscal 2008.  The decrease in gross margin was due to a decrease in the average selling prices of burn-in boards and burn-in systems as a result of strong competition in the market place.  In absolute amounts, gross profits decreased by $1,034 to $191 for the three months ended March 31, 2008, from $1,225 for the three months ended March 31, 2007.

Gross profit margin as a percentage of revenue in the testing segment decreased by 7.4% for the three months ended March 31, 2008, from 37.0% to 29.6%, compared to the same quarter of fiscal 2007.  In terms of dollar amount, gross margin in the testing segment in the third quarter of fiscal 2008 was $1,175, a decrease of $1,176 compared to $2,351 in the same period of fiscal 2007.  The decrease in the gross margin was due primarily to a drop in the average selling price of services in the Singapore testing operations. Our customers changed their demands and specifications for burn-in hours, which resulted in a lower average unit selling price for burn-in services.  Another factor contributing to the decline in gross margin was the fact that significant portions of our operating costs are fixed in the testing segment; thus as product demands decrease and factory utilization decreases, the fixed costs are spread over the decreased output, resulting in a drop in profit margin.

Gross profit margin as a percentage of revenue in the distribution segment was 37.4% for the third quarter of fiscal 2008, from 6.1% in the third quarter of fiscal 2007.  The improvement in the gross profit as a percentage of sales was due to an increase in average sales prices compared to related expenses in the third quarter of fiscal 2008 compared to the same period of fiscal 2007. In absolute amounts, gross margin was $43, an increase of $22 compared to $21 in the same period of fiscal 2007.

Operating Expenses

Operating expenses for the third quarters of fiscal 2008 and 2007 were as follow:

	Three Months Ended March 31,
(In Thousands, unaudited)	2008	2007
General and administrative	$2,075	$1,971
Selling	189	262
Research and development	7	18
Impairment loss	441	2
Loss on disposal of property, plant and equipment	11	-
Total	$2,723	$2,253

During the third quarter of fiscal year 2008, we reclassified $84 of selling expenses into general and administrative expenses and cost of sales to reflect a better presentation of our operations. Accordingly, $84 of selling expense was reclassified to general and administrative expenses and cost of sales in the third quarter of fiscal 2007 for the purpose of comparison. General and administrative expenses increased by $104, or 5.28%, compared to the same period of fiscal 2007, from $1,971 to $2,075 for the three months ended March 31, 2008.   The increase was attributable to an increase in payroll and related expenses in the Malaysia operation to handle a rise in sales volume and an increase of  $57 in unemployment benefits in the Singapore operations.  In order to lower our costs to match with production activity, we laid off 65 employees in our Singapore operation in March.  In addition, share based compensation expenses, as a result of the stock options granted in the second quarter of fiscal 2008, increased by $32 when compared to the same quarter of fiscal 2007.

Selling expenses decreased by $73, or 27.86%, for the three months ended March 31, 2008, from $262 to $189 compared to the same quarter of fiscal 2007. This was mainly due to a decrease in commission expenses as a result of fewer commissionable sales in the distribution segment.  In addition, we incurred some selling expenses in demo sets, which were given to customers free of charge for promotional purposes in the same quarter of last fiscal year.

Research and development expenses were $7 compared to $18 for the third quarter of fiscal 2007 due to a decrease in payroll expenses in the U.S. operation.

The impairment loss increased by $439 for the three months ended March 31, 2008, from $2 to $441 compared to the same quarter of fiscal 2007.  The impairment loss of $441 in the third quarter of fiscal year 2008 consisted of $221 from certain advanced burn-in testing equipment in the Singapore operation as a result of the termination of the advanced burn-in testing service contract with one of our major customers.  An impairment of $75 related to the burn-in board testing system in our Shanghai operation in China due to change in demand for certain burn-in services, which in turn made certain of our existing burn-in facilities obsolete.  An impairment of $57 related to the building renovations for certain testing projects due to a decrease in a customer’s order in our Shanghai operation in China. The remaining impairment of $88 related to certain testing machinery and equipment in our Singapore operation due to a decrease in our testing backlog and projected future sales.

The impairment loss for the three months ended March 31, 2007 consisted of building renovations with a cost of $4 and related accumulated depreciation of $2. The carrying value of these assets was written down to zero as a result of relocating to a new office unit to accommodate the needs of the testing segment in the Suzhou operation in China.

(Loss) Income from Operations

Loss from operations increased by $2,658 from an income from operations of $1,344 for the three months ended March 31, 2007 to a loss of $1,314 for the three months ended March 31, 2008, mainly due to a decrease in sales in the manufacturing and testing segments and an increase in operating expenses, as previously discussed.

Interest Expense

Interest expense for the third quarters of fiscal 2008 and 2007 were as follow:

	Three Months Ended March 31,
(In Thousands, unaudited)	2008	2007
Interest expense	$93	$53

Interest expenses increased by $40 for the three months ended March 31, 2008, from $53 to $93, primarily due to a new term loan facility of $3,837 entered into during the first quarter of fiscal 2008 to support the expansion plans and potential business opportunities of the Singapore and China operations.

Other (Expenses) Income

Other (expenses) income for the third quarters of fiscal 2008 and 2007 were as follow:

	Three Months Ended March 31,
(In Thousands, unaudited)	2008	2007
Other (expenses) income	$(33)	$45

Other expenses increased by $78 to $33 for the three months ended March 31, 2008 from an income of $45 in the same quarter of fiscal 2007, primarily due to an increase in the currency transaction loss and an increase in provision for the value added tax in our China operation, but offset by an increase in investment income generated from short-term deposits and rental income.  Currency transaction loss increased by $148 for the three months ended March 31, 2008, from $27 to $175, compared to the same quarter of fiscal 2007.  This was attributable to the weakening of the U.S. dollar against foreign currency with regard to transactions denominated in U.S. dollars.  The provision for the value added tax was $25, which was the result of a change in the local tax policy in our Suzhou operation in China.  Investment income was $57 for the three months ended March 31, 2008 and was $18 higher than the interest income generated in the same quarter of fiscal 2007 due to an increase in short-term deposits by placing the idle cash into income generating investments. Rental income, which consisted mainly of space in the Malaysia operation rented to    outside vendors, increased by $12 to $41 for the three months ended March 31, 2008 from $29 in the same period of fiscal 2007.

Income Tax

The net income tax benefit for the three months ended March 31, 2008 was $46, an increase of $285 compared to the income tax provision of $239 for the three months ended March 31, 2007.  Our Singapore operations suffered a loss of $938 for the three months ended March 31, 2008, a decrease of $2,452 compared to a profit of $1,514 for the same period of 2007.  This loss resulted in an income tax benefit of $133 for the third quarter of fiscal 2008. In addition, we reversed a deferred tax liability of $119 in the Singapore operation in the third quarter of fiscal 2008 due to a decrease in the book value of fixed assets as a result of provision from impairment loss.  However, the income tax benefit was offset by a provision for deferred tax liability of $206 as a result of the timing differences related to the recording of depreciation expenses for book and tax purposes in the Malaysia operation.

We assessed our income tax liability of $364 as of March 31, 2008 in accordance with FIN 48, which was related to the allocation of corporate management expenses to our Singapore operation in terms of Singapore tax law.  We did not see any potential benefits arising from this tax position.  Accordingly, no impact of this tax position was recognized in the statement of operations for this quarter of fiscal 2008.  We did not include any potential income tax position in federal and state income tax returns currently filed.

Minority Interest

As of March 31, 2008, we held a 55% interest in Trio-Tech Malaysia.  In the third quarter of fiscal 2008, minority interest in the net income of subsidiaries was $17, an increase of $1, compared to a minority interest in the net income of $16 for the same quarter of fiscal 2007.  The increase in the minority interest was attributable to an improvement in the net income generated from the Malaysia testing operation due to stronger market demands from our customers there.

Net (loss) Income

Net loss was $1,411 in the third quarter of fiscal 2008, representing a decrease of $2,492, from a net income of $1,081 during the same period of fiscal 2007.  The decrease in net income was mainly due to a decrease in revenue, an increase in operating expenses, interest expense and a decrease in other income, as previously discussed.

Earnings per Share

The basic loss per share for the three months ended March 31, 2008 increased by $0.78 to $0.44 from an earning of $0.34 per share, and the diluted loss per share increased by $0.77 to $0.44 from an earning of $0.33 per diluted share as compared to the same quarter of the prior year.

Segment Information

The revenue, gross margin and income from each segment for the third quarter of fiscal 2008 and the third quarter of fiscal 2007, respectively, are presented below.  As the segment revenue and gross margin for each segment have been discussed in the previous section, only the comparison of income from operations is discussed below.

Manufacturing Segment

The revenue, gross margin and income from operations for the manufacturing segment for the third quarters of fiscal 2008 and 2007 were as follows:

	Three Months Ended March 31,
(In Thousands, unaudited)	2008	2007
Revenue	$4,367	$6,923
Gross margin	4.4%	17.7%
(Loss) Income from operations	$(884)	$350

Loss from the manufacturing segment was $884, an increase of $1,234 for the three months ended March 31, 2008 from an income of $350 in the same quarter of fiscal 2007.  The increase in operating loss was attributable to a decrease in gross profit of $1,034 and an increase in operating expenses of $200.  Operating expenses for the manufacturing segment were $1,075 and $875 for the three months ended March 31, 2008 and 2007, respectively.  The increase in operating expenses was mainly attributable to the impairment loss of $88 related to certain machinery and equipment in our Singapore operation due to a decrease in our backlog and projected future sales.

Testing Segment

The revenue, gross margin and income from operations for the testing segment for the third quarters of fiscal 2008 and 2007 were as follows:

	Three Months Ended March 31,
(In Thousands, unaudited)	2008	2007
Revenue	$3,973	$6,348
Gross margin	29.6%	37.0%
(Loss) Income from operations	$(553)	$1,077

Loss from operations in the testing segment in the third quarter of fiscal 2008 was $553, an increase of $1,630, compared to an income of $1,077 in the same period of fiscal 2007.  The increase in operating loss was attributable to a decrease in gross profit of $1,176 due to a drop in sales in the Singapore testing operation and an increase in operating expenses of $454.  One of our significant customer’s product lines reached the end of its product cycle earlier than expected, causing sales orders to drop significantly in the third quarter of fiscal 2008.   Operating expenses were $1,728 and $1,274 for the three months ended March 31, 2008 and 2007, respectively.  The increase in operating expenses was mainly due to an impairment loss of $353 that we recognized in the third quarter of fiscal 2008. Of this amount, an impairment loss of $221 was for certain advanced burn-in testing equipment as a result of the termination of the advanced burn-in testing service contract with one of our major customers. An impairment loss of $75 was for the burn-in board testing system in our Shanghai operation in China due to change in demand for certain burn-in testing services, which in turn made certain of our existing burn-in facilities obsolete. An impairment loss of $57 was for the building renovations for certain testing projects due to a decrease in the customer’s order in our Shanghai operation in China. The other contributing factor for the increase in operation expenses was an increase in payroll and related expenses in the testing segment in the Malaysia operation in order to handle the rise in sales volume there.

Distribution Segment

The revenue, gross margin and loss from operations for the distribution segment for the third quarters of fiscal 2008 and 2007 were as follows:

	Three Months Ended March 31,
(In Thousands, unaudited)	2008	2007
Revenue	$115	$342
Gross margin	37.4%	6.1%
Loss from operations	$(69)	$(91)

Loss from operations in the distribution segment decreased by $22 to $69 for the three months ended March 31, 2008, compared to $91 in the same period of fiscal 2007. The decrease in operating loss was mainly due to an increase in gross margin of $22, as previously discussed. Operating expenses remained the same at $112 for the three months ended March 31, 2008 and 2007.

Corporate

The income from operations for corporate for the third quarters of fiscal 2008 and 2007 were as follow:

	Three Months Ended March 31,
(In Thousands, unaudited)	2007	2006
Income from operations	$192	$8

Corporate operating income increased by $184 to $192 for the three months ended March 31, 2008, compared to $8 in the same period of fiscal 2007. The improvement in corporate income was mainly attributable to an increase in the percentage of revenue imposed on all the subsidiaries in the third quarter of fiscal 2008 due to a decrease in the revenue from subsidiaries. The revenue percentage charged on subsidiaries is a reimbursement to the corporate office to cover its operating expenses. Management reviews this percentage periodically to make sure the amount charged is sufficient to cover corporate expenses. This improvement was primarily offset by an increase of $32 in stock option compensation expenses.

Comparison of the Nine Months Ended March 31, 2008 and 2007

The following table sets forth certain consolidated statements of (loss) income data as a percentage of net sales for the nine months ended March 31, 2008 and 2007, respectively:

	Nine Months Ended March 31,
	2008	2007
Net Sales	100%	100.0%
Cost of sales	77.1%	74.9%
Gross Margin	22.9%	25.1%

Operating Expenses
General and administrative	18.4%	13.6%
Selling	1.4%	1.8%
Research and development	0.1%	0.1%
Impairment loss	1.3%	0.5%
Loss on disposal of property, plant and equipment	0.1%	0.0%
Total operating expenses	21.3%	16.0%

Income from Operations	1.6%	9.1%

Overall Gross Margin

Overall gross margin as a percentage of revenue decreased by 2.2% to 22.9% for the nine months ended March 31, 2008, from 25.1% for the same period of fiscal 2007. The decrease in the overall gross margin was due primarily to the decrease in the gross margin in the manufacturing and testing segments. However, this was offset by an increase in gross margin in the distribution segment. In terms of dollar value, the overall gross margin decreased by $1,775, or 18.8%, for the nine months ended March 31, 2008, from $9,421 to $7,646 compared to the same period of fiscal 2007, as a result of a decrease in revenue and an increase in cost of goods sold.

Gross profit margin as a percentage of revenue in the manufacturing segment decreased by 2.9% for the nine months ended March 31, 2008 compared to the same period of fiscal 2007, from 16.2% to 13.3%.  In absolute amounts, gross profit was $2,374, a decrease of $969, or 29.0%, for the nine months ended March 31, 2008, from $3,343 in the same period of fiscal 2007. The decrease in gross margin was due to a decrease in average selling prices of burn-in boards and burn-in systems as a result of strong competition in the market place.

Gross profit margin in the testing segment decreased by 3.7% for the nine months ended March 31, 2008 compared to the same period of the prior year, from 37.8% to 34.1%. In absolute amount, gross profits in the testing segment were $5,171, a decrease of $693, or 11.8%, for the nine months ended March 31, 2008, from $5,864 in the same period of fiscal 2007. The decrease in the gross margin was attributable to a considerable decrease in sales volume due to the fact that one of our significant customer’s product lines reached the end of its life cycle in the third quarter of fiscal 2008, as previously discussed. Significant portions of our operating costs are fixed in the testing segment; thus as product demands decrease and factory utilization decreases, the fixed costs are spread over the decreased output, which in turn decreases profit margin.

Gross profit margin as a percentage of revenue in the distribution segment improved by 14.6%, from 14.9% for the nine months ended March 31, 2007 to 29.5% in the same period this fiscal year. The improvement in the gross profit as a percentage of sales was due to an increase in average sales prices compared to related expenses in the nine months of fiscal 2008 compared to the same period of fiscal 2007. In absolute amount, gross profits decreased by $113, or 52.8%, to $101 for the nine months ended March 31, 2008 from $214 for the nine months ended March 31, 2007, due to a drop in sales volume as previously discussed.

Operating Expenses

The following table presents the operating expenses for the nine months ended March 31, 2008 and 2007, respectively:

	Nine Months Ended March 31,
(In Thousands, unaudited)	2008	2007
General and administrative	$6,144	$5,121
Selling	466	660
Research and development	45	52
Impairment loss	457	174
Loss on disposal of property, plant and equipment	11	--
Total	$7,123	$6,007

During the nine months ended March 31, 2008, we reclassified payroll expenses of $301 from selling expenses to general and administrative expenses and cost of sales to reflect a better presentation of our operations.  Accordingly, $222 of selling expenses was reclassified to general and administrative expenses and cost of sales in the nine months ended March 31, 2007 for the purpose of comparison. General and administrative expenses increased by $1,023, or 20.0%, from $5,121 to $6,144 for the nine months ended March 31, 2008, compared to the same period of fiscal 2007. The increase was primarily attributable to a hike in payroll and related expenses in the Malaysia operation in order to handle the rise in sales volume there, an increase of $57 in unemployment benefits in the third quarter of 2008 resulting from the layoff of 65 employees in our Singapore operation in order to lower our costs to match with production activity, and an increase of $386 was related to stock option compensation expenses for the 100,000 options granted on December 4, 2007.

Selling expenses decreased by $194, or 29.4%, for the nine months ended March 31, 2008, from $660 to $466, compared to the same period of fiscal year 2007. This was mainly due to a decrease in commission expenses as a result of fewer commissionable sales in the distribution segment, and a reversal of $92 in overprovided commission expenses in the manufacturing segment and distribution segment. Part of our commission payable was based on the estimated profit margin of sales when the sales were recorded, and it was reduced when the actual profit margin decreased as the result of an increase in unexpected service expenses following the sales.  In addition, in the nine months ended March 31, 2007 there were expenses incurred for free demo sets which were given to customers for promotional purposes, while there were no such expenses in the same period of fiscal 2008.

Research and development costs decreased by $7 from $52 in the nine months ended March 31, 2007 to $45 in same period of 2008 due primarily to a decrease in payroll expenses in the U.S. operation.

The impairment loss increased by $283 for the nine months ended March 31, 2008, from $174 to $457, compared to the same period of fiscal 2007. Of this loss, $11 was related to the disposal of certain fixed asset in our Suzhou operation in China in the second quarter of fiscal 2007. $5 was related to the asset held for sale in Malaysia.  $221 was related to certain advanced burn-in testing equipment as a result of the termination of the advance burn-in testing service contract with one of our major customers.  $75 was related to the burn-in board testing system in our Shanghai operation in China due to change in demand for certain burn-in testing services, which in turn made certain of our existing burn-in facilities obsolete. Additionally, $57 of the impairment loss was related to the building renovations for certain testing projects due to a decrease in a customer’s order in our Shanghai operation in China, and the remaining impairment loss of $88 was related to certain machinery and equipment in our Singapore operation due to a decrease in backlog and projected future sales.

The impairment loss in the nine months ended March 31, 2007 consisted of $423 in machinery and equipment net of accumulated depreciation of $251, as well as $4 in building renovations and related accumulated depreciation of $2. Due to the decrease in demand for the slower speed microprocessor chips, those of our existing burn-in facility assets in the Singapore operation used for testing such chips became obsolete, and the carrying amount was written down to zero in the second quarter of fiscal 2007. The building renovation was impaired as we moved to a new office unit in order to accommodate the needs of the testing operation in the Suzhou operation in China. Since there will be no future cash flows from those assets, the carrying value of these assets was written down to zero, and the impairment cost was recorded.

Income from Operations

Income from operations decreased by $2,891 to $523 for the nine months ended March 31, 2008, from $3,414 for the same period of fiscal year 2007. The decrease in income from operations was due to a decrease in gross margin of $1,775 and an increase in operating expense of $1,116.

Interest Expense

The following table presents the interest expenses for the nine months ended March 31, 2008 and 2007, respectively:

	Nine Months Ended March 31,
(In Thousands, unaudited)	2008	2007
Interest expense	$257	$119

Interest expenses increased by $138 during the nine months ended March 31, 2008, from $119 to $257 compared to the same period of fiscal 2007, primarily due to a new term loan facility of $3,837 entered into during the first quarter of fiscal 2008 to support the expansion plans and potential business opportunities of the Singapore and China operations. The other contributing factor was an interest loss of $80 in the nine months ended March 31, 2008 due to an interest swap agreement on one of our loans that we entered into during the first quarter of fiscal 2008.

Other Income

The following table presents the other income for the nine months ended March 31, 2008 and 2007, respectively:

	Nine Months Ended March 31,
(In Thousands, unaudited)	2008	2007
Other (expenses) income	$(224)	$155

Other expenses increased by $379 to $224 for the nine months ended March 31, 2008, from an income of $155 in the same period of the prior year, primarily due to an increase in the currency transaction loss and an increase in provision for the value added tax in our China operation, but offset by an increase in investment income generated from short-term deposits and rental income. Currency transaction loss increased by $500 for the nine months ended March 31, 2008, from $5 to $505, compared to the same period fiscal 2007. This was attributable to the weakening of the U.S. dollar against foreign currency with regard to transactions denominated in U.S. dollars. The provision for the value added tax was $121, which was the result of a change in the local tax policy in our Suzhou operation in China.  Investment income was $199 for the nine months ended March 31, 2008 and was $108 higher than the investment income generated in the same period of the prior year due to an increase in the placement of short-term deposits by placing idle cash into income generating investments. Rental income, which consisted mainly of space in the Malaysia operation rented to outside vendors, increased by $34 to $117 for the nine months ended March 31, 2008 from $83 in the same period of fiscal 2007.

Income Tax

Income tax provision for the nine months ended March 31, 2008 was $268, a decrease of $449 compared to an income tax provision of $717 for the same period of fiscal 2007. The decrease in income tax provision was mainly due to a lower tax provision for the decreased income generated from the Singapore operations during the nine months ended March 31, 2008 and a reversal of deferred tax liability of $119 in the Singapore operations. This benefit was offset by a provision for deferred tax liability of $206 as the result of the timing differences related to the recording of depreciation expenses for book and tax purposes in the Malaysia operation.

Minority Interest

As of March 31, 2008, we held a 55% interest in Trio-Tech Malaysia.  The minority interest for the nine months ended March 31, 2008 in the net income of subsidiaries was $269, an increase of $172 compared to a minority interest in the net income of $97 for the same period of the prior year. The increase in the minority interest was attributable to the improvement in the net income generated from the Malaysia testing operation due to stronger market demands from our customers there.

Net (Loss) Income

Net loss for the nine months ended March 31, 2008 was $495, an increase of $3,131, compared to a net income of $2,636 in the same period of fiscal 2007. The decrease in net income was mainly due to a decrease in revenue, an increase in operating expenses, interest expense and a decrease in other income, as previously discussed.

Earnings per Share

Basic and diluted loss per share for the nine months ended March 31, 2008 increased by $0.97 to $0.15 from basic and diluted earnings of $0.82 per share in the same period of the prior year.

Segment Information

The revenue, gross margin and income from each segment for the nine months ended March 31, 2008 and 2007 are presented below. As the segment revenue and gross margin for each segment have been discussed in the previous section, only the comparison of income from operations is discussed below.

Manufacturing Segment

The following table presents the revenue, gross margin and (loss) income from operations for the manufacturing segment for the nine months ended March 31, 2008 and 2007, respectively:

	Nine Months Ended March 31,
(In Thousands, unaudited)	2008	2007
Revenue	$17,848	$20,602
Gross margin	13.3%	16.2%
(Loss) Income from operations	$(92)	$1,041

Loss from operations in the manufacturing segment increased by $1,133 to $92 for the nine months ended March 31, 2008 from an income of $1,041 in the same period of fiscal 2007.  The decrease in operating profit was attributable to a decrease of $969 in gross profit, and an increase of $164 in operating expenses. Operating expenses for the manufacturing segment were $2,466 and $2,302 for the nine months ended March 31, 2008 and 2007, respectively. The increase in operating expenses was mainly attributable to the impairment loss of $88 related to certain machinery and equipment in our Singapore operation due to a decrease in our backlog and projected future sales. However, this was offset by a reversal of $43 in bonus provision for fiscal year 2007 as a result of a change in estimate in the first quarter of fiscal 2008, as discussed in Note 1.

Testing Segment

The following table presents the revenue, gross margin and income from operations for the testing segment for the nine months ended March 31, 2008 and 2007, respectively:

	Nine Months Ended March 31,
(In Thousands, unaudited)	2008	2007
Revenue	$15,186	$15,519
Gross margin	34.1%	37.8%
Income from operations	$1,110	$2,421

Income from the testing segment decreased by $1,311, or 54.2%, to $1,110 for the nine months ended March 31, 2008 from $2,421 in the same period fiscal 2007.  The decrease in operating income was attributable to a decrease in gross profits of $693 and an increase in operating expenses of $618. Operating expenses were $4,061 and $3,443 for the nine months ended March 31, 2008 and 2007, respectively. The increase in operating expenses was mainly due to an increase in impairment loss of $353. Of this amount, an impairment loss of $221 was for certain advanced burn-in testing equipment as a result of the termination of the advanced testing service contract with one of our major customers. An impairment loss of $75 was for the burn-in board testing system in our Shanghai operation in China due to change in demand for certain burn-in testing services, which in turn made certain of our existing burn-in facilities obsolete. An impairment loss of $57 was for building renovations for certain testing projects due to a decrease in the customer’s order in our Shanghai operation in China. The other contributing factor was the hike in payroll and related expenses in the testing segment in the Malaysia operation in order to handle the rise in sales volume there. This was offset by a reversal of $111 in bonus provision for fiscal 2007 as a result of a change in estimate, as discussed in Note 1, in the first quarter of fiscal 2008.

Distribution Segment

The following table presents the revenue, gross margin and loss from operations for the distribution segment for the nine months ended March 31, 2008 and 2007, respectively:

	Nine Months Ended March 31,
(In Thousands, unaudited)	2008	2007
Revenue	$342	$1,435
Gross margin	29.5%	14.9%
Loss from operations	$(152)	$(101)

Loss from the distribution segment increased by $51 to $152 for the nine months ended March 31, 2008 from an operating loss of $101 in the same period of fiscal 2007. The operating loss was attributable to a decrease in gross profit of $113, but offset by a decrease in operating expenses of $62. This decrease in operating expenses was mainly due to lower commission expenses due to a drop in commissionable sales. Operating expenses were $252 and $314 for the nine months ended March 31, 2008 and 2007, respectively.

Corporate

The following table presents the (loss) income from operations for Corporate for the nine months ended March 31, 2008 and 2007, respectively:

	Nine Months Ended March 31,
(In Thousands, unaudited)	2008	2007
(Loss) Income from operations	$(343)	$53

Corporate operating loss increased by $396 for the nine months ended March 31, 2008, from an operating income of $53 in the same period of fiscal 2007 to an operating loss of $343 this fiscal year.  The increase in operating loss from corporate was mainly due to an increase of $214 in the remuneration for executive officers and an increase of $386 in stock option compensation expenses for the options we granted on December 4, 2007, as compared to the same period of fiscal 2007.

In July 2007, we decided to terminate the potential cash incentive awards for the chief executives and increase their base salary starting from the fiscal year 2008. As the Company suffered a loss in the third quarter of fiscal 2008, we reduced the salary of our chief executives by $93 per quarter, effective April 1, 2008.

Financial Condition

During the nine months ended March 31, 2008, total assets increased $3,294, or 10.0%, from $32,788 at June 30, 2007 to $36,082 at March 31, 3008.  The majority of the increase was in other receivables, inventory, prepaid expenses, investment and other assets, but offset by a decrease in cash, other intangible assets and accounts receivable.

At March 31, 2008, total cash and short-term deposits were $14,300, a decrease of $650 from the sum of those two balances at June 30, 2007.  The decrease in cash was mainly due to a decrease in net cash provided by operating activities as a result of a decrease in net income, an investment in Chongqing, China of $2,931 and capital expenditure of $2,507 during the nine months ended March 31, 2008.  This decrease was offset by an increase in proceeds from long-term loans.  In the first quarter of fiscal 2008, we obtained a new term loan of $3,837 (based on the exchange rate of March 31, 2008) to support our long-term investment and potential business expansion opportunities.

At March 31, 2008, the accounts receivables balance decreased by $327 from the balance at June 30, 2007 due primarily to a decrease in sales in the third quarter of fiscal 2008.  The accounts receivables turnover was 59 days for the third quarter of fiscal 2008 compared with 78 days for the fourth quarter of fiscal 2007.  The decrease in the accounts receivable turnover rate was primarily due to improvements in collections at the Singapore operation.

Other receivables at March 31, 2008 increased by $437 from that balance at June 30, 2007, due mainly to an increase of $130 in advanced payments to our vendors by the Singapore operation.

Inventory at March 31, 2008 was $2,144, reflecting an increase of $198, or 10.2%, compared to June 30, 2007.  The increase in inventory was mainly from an increase in raw materials.  Most of the increased inventory was bought in the first two quarters of fiscal year 2008, which was for the expected product shipments in the third and fourth quarter that we forecasted. The inventory was reduced by $329 as compared to the inventory of $2,473 as of December 31, 2007 due to a decrease in projected sales. The turnover of inventory was 22 days for the third quarter of fiscal 2008 compared with 23 days for the fourth quarter of fiscal 2007.

Prepaid expenses and other current assets at March 31, 2008 were $222, an increase of $100 from that balance at June 30, 2007, due primarily to an increase in prepaid insurance for the calendar year 2008 in the Singapore operations.

Asset held for sale of $219 at March 31, 2008 was comprised of the market value of the property located in Malaysia, which is subject to the terms under a definitive sales agreement dated December 31, 2007, less the cost to sell, in accordance with SFAS No. 144.

On August 27, 2007 and November 15, 2007, Trio-Tech (Chongqing) Co., Ltd. entered into a Memorandum Agreement and a Supplement Agreement, respectively, with Jiasheng Property Development Co. Ltd. to jointly develop a piece of property with 24.91 acres owned by Jiasheng located in Chongqing, China.  Pursuant to the signed agreement, an investment of $1,426 was transferred into a special bank account jointly monitored by both Trio-Tech (Chongqing) Co., Ltd. and Jiasheng.

On December 17, 2007, Trio-Tech (Chongqing) Co., Ltd. received a list of additional costs incurred for this project. Accordingly, the Company only transferred RMB5,000, approximately $713, from its bank account into the special bank account jointly monitored by both Trio-Tech (Chongqing) Co., Ltd. and Jiasheng

On January 4, 2008, Trio-Tech (Chongqing) Co., Ltd. entered into a Memorandum Agreement with MaoYe Property Ltd. to purchase an office space of 827.2 square meters on the 35th floor of a 40 story high office building located in Chongqing, China.  The total cash purchase price was RMB5,554 (Chinese yuan), equivalent to approximately U.S. $792 based on the exchange rate as of March 31, 2008 published by the Federal Reserve System.  Under the terms of the agreement, the Company paid the purchase price in full on January 4, 2008.  As of March 31, 2008, the total of all the Company’s investments in China was $2,931.

Property, plant and equipment increased by $255 from $7,458 at June 30, 2007 to $7,713 at March 31, 2008. Capital expenditures were $2,507 in the first nine months of fiscal 2008, compared with $2,409 for the first nine months of fiscal 2007.  The increase in capital expenditures was mainly from our operation in Malaysia in order to meet customers’ requirements.

Depreciation and amortization was $2,262 for the nine months ended March 31, 2008, compared with $2,007 for the same period of fiscal 2007.  The increase in depreciation expenses was due mainly to an increase in property, plant and equipment acquired after June 30, 2007.

Other assets were $645 at March 31, 2008, an increase of $200 from that balance at June 30, 2007.  The increase in other assets was primarily due to a decrease of $110 for a down payment on certain fixed assets in the Singapore operation, and a decrease of $50 for the down payment for certain fixed assets, rent and utilities in the China operation, but was offset by an increase of $360 in down payment for the Malaysia operation.

Liquidity Comparison

Net cash provided by operating activities decreased by $1,451 to $1,421 for the nine months ended March 31, 2008 from $2,872 in the same period of fiscal 2007.  The decrease in net cash provided by operating activities was primarily due to a decrease of $3,131 in net income from $2,636 to a loss of $495 during the nine months ended March 31, 2008 as compared to the same period of the prior year.  This decrease was offset by an increase of $1,017 in net impact from non-cash items and an increase of $663 from change in balance sheet items. In the nine months ended March 31, 2008, the non-cash impairment expenses increased by $283, primarily due to the termination of the advance burn-in testing service contract, depreciation and amortization increased by $255 due to an increase in fixed assets and stock option compensation expenses increased by $386 for the 100,000 options granted on December 4, 2007.

Net cash used in investing activities increased by $3,875 to $5,832 for the nine months ended March 31, 2008 from $1,957 for the same period of fiscal 2007.  The proceeds from maturing short-term deposits of $25,537 were not adequate to cover the higher investment in short-term deposits of $25,946 in the nine months ended March 31, 2008, thereby incurring a negative investing cash flow. As we anticipated that funds would be required in the next quarter of fiscal 2008 for working capital purposes, we invested in short-term deposits to generate investment income.  We invested $2,931 in Chongqing, China in the nine months ended March 31, 2008 to jointly develop a piece of property with 24.91 acres with Jiasheng Property Development Co., Ltd and purchase an office space of 827.2 square meters in Chongqing. The capital expenditure also increased by $98, as previously discussed.

Net cash provided by financing activities in the nine months ended March 31, 2008 was $2,201, representing an increase of $2,801 compared to the net cash used in financing activities of $600 during the same period of fiscal 2007.  The increase was mainly due to proceeds from the long-term bank loans of $3,837 entered into during the nine months ended March 31, 2008 as compared to bank loans of $6 in the same period of fiscal 2007. However, this was offset by a decrease of $294 from net borrowing on lines of credit and an increase of $607 in prepayment of bank loans and capital leases.

We believe we have the necessary financial resources to meet our projected cash requirements for at least the next twelve months.

Corporate Guarantee Arrangement

The Company provides a corporate guarantee of approximately $1,813 to one of its subsidiaries in Southeast Asia to secure line-of-credit and term loans from a bank to finance the operations of such subsidiary. With the strong financial position of the subsidiary company, the Company believes this corporate guarantee arrangement will have no material impact on its liquidity or capital resources.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4T.     CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2008, the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective at a reasonable level.

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

The Company is involved in a legal proceeding with four of its former employees in connection with the termination of four employment contracts in the third quarter of fiscal year 2008 in the Singapore operation. The Company refuted the claims and proposed to dismiss the case.  The Company is reviewing the employees’ allegations, but believes they are without merit and intend to vigorously defend itself in the lawsuit. As of March 31, 2008, no amounts have been recorded in the consolidated financial statements for this matter as management believes an unfavorable outcome is not probable.

ITEM 1A.	Risk Factors

Not applicable

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

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
Chief Financial Officer
(Principal Financial Officer)
Dated: May 15, 2008