Form 10-K
period 2008-06-30
TRIO TECH INTERNATIONAL
filed 2008-09-26
CIK 732026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___ to ___

Commission File Number 1-14523

TRIO-TECH INTERNATIONAL
(Exact name of Registrant as specified in its Charter)

California	95-2086631
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

16139 Wyandotte Street
Van Nuys, California	91406
(Address of principal executive offices)	(Zip Code)
           Registrant's Telephone Number:  818-787-7000

Securities registered pursuant to Section 12(b) of the Act:
Name of each exchange
Title of each class	On which registered
Common Stock, no par value	AMEX

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act.  ☐Yes  ☑No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐Yes  ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy statement or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):  Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer (Do not check if a smaller reporting company)☐  Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  ☐Yes   ☑No

The aggregate market value of voting stock held by non-affiliates of Registrant, based upon the closing price of $9.16 for shares of the registrant’s common stock on December 31, 2007, the last business day of the registrant’s most recently completed second fiscal quarter as reported by the AMEX, was approximately $19.6 million. In calculating such aggregate market value, shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock (including shares with respect to which a holder has the right to acquire beneficial ownership within 60 days) were excluded because such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock outstanding as of September 22, 2008 was 3,226,430

Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference information from Registrant’s Proxy Statement for its 2008 Annual Meeting of Shareholders to be filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K.

TRIO-TECH INTERNATIONAL

-i-

TRIO-TECH INTERNATIONAL

PART I

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

The discussions of Trio-Tech International’s (the “Company”) business and activities set forth in this Form 10-K and in other past and future reports and announcements by the Company may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and assumptions regarding future activities and results of operations of the Company.  In light of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the following factors, among others, could cause actual results to differ materially from those reflected in any forward-looking statement made by or on behalf of the Company: market acceptance of Company products and services; changing business conditions or technologies and volatility in the semiconductor industry, which could affect demand for the Company’s products and services; the impact of competition; problems with technology; product development schedules; delivery schedules; changes in military or commercial testing specifications which could affect the market for the Company’s products and services; difficulties in profitably integrating acquired businesses, if any, into the Company; risks associated with conducting business internationally and especially in Southeast Asia, including currency fluctuations and devaluation, currency restrictions, local laws and restrictions and possible social, political and economic instability; and other economic, financial and regulatory factors beyond the Company’s control; the sharp correction in the housing market and the significant fluctuations of oil prices which occurred in 2007 and 2008 may affect the end-market demand of our products.  See the discussions elsewhere in this Form 10-K, including under item 1A, “Risk Factors,” for more information.  In some cases, you can identify forward-looking statements by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” “believes,” “can impact,” “continue,” or the negative thereof or other comparable terminology.

We undertake no obligation to update forward-looking statements to reflect subsequent events, changed circumstances, or the occurrence of unanticipated events.  You are cautioned not to place undue reliance on these forward-looking statements.

ITEM 1 – BUSINESS (IN THOUSANDS, EXCEPT PERCENTAGE AND SHARE AMOUNTS)

Trio-Tech International was incorporated in 1958 under the laws of the State of California. As used herein, the term "Trio-Tech" or "Company” or “we” or “us” or “Registrant” includes Trio-Tech International and its subsidiaries unless the context otherwise indicates.  Our mailing address and executive offices are located at 16139 Wyandotte Street, Van Nuys, California 91406, and our telephone number is (818) 787-7000.

With more than 50 years dedicated to the semiconductor and related industries, we have applied our expertise to our global customer base in test services, design, engineering, manufacturing, and distribution.

Subsequent Events

On August 24, 2008, Trio-Tech (Malaysia) Sdn. Bhd. obtained a long-term loan of RM 9,625, or approximately $4,010, offered by CIMB Bank Berhad in Malaysia. This non-revolving long-term loan has a term of fifteen years from the first draw down.  The bank offered an interest rate at the bank‘s prime rate plus 1.5% per annum or a fixed rate of 7.12% per annum in the first five years and the bank’s prime rate plus 1.5% per annum thereafter.  The Company has not made a decision on these interest options yet.

On July 11, 2008, the Board of Directors granted options covering 50,000 shares of Common Stock pursuant to the 2007 Employee Plan and options covering 60,000 shares of Common Stock under the 2007 Directors Equity Incentive Plan, with an exercise price of $4.81 per share (equal to the market price at the grant date).  The options granted to directors have a ten year term and vested in full on the granted date.  The options granted to the employees have a five-year contractual life and vested 25% on the grant date and will vest an additional 25% on each anniversary date.  The fair market value of these stock options was estimated to be approximately $320 based on the Black Scholes option pricing model.

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

We operate in three business segments: Testing Services, Manufacturing and Distribution.  The financial information on the measurement of profit or loss and total assets for the three segments, as well as geographic areas information, can be found under management’s discussion and analysis of results of operations and financial conditions, as well as in the financial statements included in this report.  Our working capital requirements are covered under management’s discussion and analysis of business outlook, liquidity and capital resources.

We currently operate five testing facilities; one in the United States and four in Southeast Asia.  These facilities provide customers with a full range of testing services, such as burn-in and product life testing for finished or packaged semiconductors.  In June 2007, Trio-Tech International Pte., Ltd. established a subsidiary in Chongqing, China.  This subsidiary, Trio-Tech (Chongqing) Co., Ltd., has registered capital of RMB 20,000 (Chinese yuan), or approximately U.S. $2,600, and is wholly owned by Trio-Tech International Pte., Ltd.  On August 27, 2007, Trio-Tech (Chongqing) Co., Ltd. entered into a Memorandum Agreement with Jiasheng Property Development Co., Ltd. (Jiasheng) to jointly develop a piece of property with 24.91 acres owned by Jiasheng located in Chongqing City, China, which is intended for sale after the completion of development.  In fiscal 2008, the Company invested an aggregate of RMB 15,000, equivalent to approximately U.S. $2,187 based on the exchange rate on June 30, 2008 published by the Federal Reserve System on this project. In the fourth quarter of 2008, the investment of RMB 5,000, or approximately $729 was returned to the Company, which reduced the investment in this project to $1,458.  The Company also recorded a profit of RMB 750, approximately $103 in investment income in the fourth quarter of 2008.

In accordance with APB 18, The Equity Method of Accounting for Investments in Common Stock, with the initial investment of 16% equity interest in the joint venture project, the Company considered several factors including primary beneficiary, decision making power and representation on the Board of Directors.  As Jiasheng is responsible for the daily business operations and development of that project and the Company does not have decision making power and has played a passive investor role since the inception of this joint venture, management believes that the cost method of accounting is appropriate.

On January 4, 2008, Trio-Tech (Chongqing) Co., Ltd. entered into a Memorandum Agreement with MaoYe Property Ltd. to purchase an office space of 827.2 square meters on the 35th floor of a 40 story high office building located in Chongqing, China.  The total cash purchase price was RMB 5,554 (Chinese yuan), equivalent to approximately $809 based on the exchange rate as of June 30, 2008 published by the Federal Reserve System.  The Company rented this property out to a third party on July 13, 2008.  The term of the rent agreement is five years with a monthly rental income of RMB 39, or approximately $5 for the first three years, with an increase of 8% in the fourth year and another 8% in the fifth year.

The investment income generated by Trio-Tech (Chongqing) Co., Ltd. in fiscal year 2008 was classified as investment income, which was included in other income in the Consolidated Statements of Operations and Comprehensive Income for the years ended June 30, 2008, 2007 and 2006.

Our Ireland operation, as a component of the Testing segment, suffered continued operating losses in the three fiscal years ended June 30, 2005 and the cash flows were minimal during the same three fiscal years.  Thus, in August 2005, we established a restructuring plan to close the testing operation in Dublin, Ireland.  In November 2005, we completed the sale of the property located in Dublin, Ireland and recorded a gain of $8,909 for the fiscal year ended June 30, 2006.  As a result, in fiscal 2006, this discontinued operation reported an income of $8,459, which consisted of the gain from the sale of property of $8,909 offset by the loss from discontinued operations of $450. Ireland has remained a discontinued operation since 2006.

In the third quarter of fiscal 2008, one of our major customers ceased its advanced burn-in testing service contract with us due to one of their product lines reaching the end of its life cycle earlier than expected.  Management took immediate action to reduce costs to assist in matching our expenses with reduced future cash flows from this source of testing revenue.  All of these cost saving actions benefited the Company starting from April 1, 2008.  The Company is in the early stages of developing new customer relationships in China and Malaysia to replace the lost testing revenue from this contract.

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

Company History
1958	Incorporated in California.
1976	The Company formed Trio-Tech International Pte., Ltd. in Singapore.
1984	The Company formed the European Electronic Test Center (EETC), a Cayman Islands domiciled subsidiary, to operate a test facility in Dublin, Ireland.
1985	The Company's Singapore subsidiary entered into a joint venture agreement, Trio-Tech Malaysia, to operate a test facility in Penang.
1986	Trio-Tech International listed on the NASDAQ Small Cap market under the symbol TRTC.
1988	The Company acquired the Rotating Test Equipment Product Line of Genisco Technology Corporation.
1990	Trio-Tech International acquired Express Test Corporation in California. Trio-Tech Malaysia opened a new facility in Kuala Lumpur.
1992	Trio-Tech Singapore opened Trio-Tech Bangkok, Thailand. Trio-Tech Singapore achieved ISO 9002 certification.
1994	Trio-Tech Malaysia started a new components assembly operation in Batang Kali.
1995	Trio-Tech Singapore achieved ISO 9001 certification.
1997	In November 1997, the Company acquired KTS Incorporated, dba Universal Systems of Campbell, California.
1998	In September 1998, the Company listed on AMEX under the symbol TRT.
2000	Trio-Tech Singapore achieved QS 9000 certification. Trio-Tech Malaysia closed its facility in Batang Kali.
2001	The Company divested the Rotating Test Equipment Product Line. Trio-Tech Malaysia closed its facility in Kuala Lumpur.
2003	Trio-Tech Singapore opened a sales office in China known as Trio-Tech (Suzhou) Co., Ltd. Trio-Tech Malaysia scaled down its facility in Penang.
2004
The Company moved its Wet Process Station manufacturing from Campbell, California to Singapore.
Trio-Tech Test Services Pte., Ltd. was renamed Universal (Far East) Pte., Ltd.
Trio-Tech Malaysia acquired a burn-in testing division in Petaling Jaya.

2005
Trio-Tech Singapore, Trio-Tech Malaysia and Trio-Tech Bangkok achieved ISO 9001: 2000 certification.
Trio-Tech Singapore, Trio-Tech Malaysia and Trio-Tech Bangkok achieved ISO/TS16949, 2002 certification.
Trio-Tech Ireland closed its facility in Ireland.

2006	Trio-Tech Singapore acquired a burn-in testing company in Shanghai and changed its name to Trio-Tech (Shanghai) Co., Ltd.
2007
Trio-Tech Singapore achieved ISO 14001, 2004 certification.
Universal (Far East) Pte., Ltd achieved ISO/IEC 17025, 2005 accreditation under SAC-SINGLAS for the field of Testing.
Trio-Tech (Suzhou) started its testing service.
Trio-Tech Singapore established a subsidiary, Trio-Tech (ChongQing) Co., Ltd. in ChongQing, China.

2008
Trio-Tech (Suzhou) achieved ISO 9001:2000 certification.
Universal (Far East) Pte., Ltd. obtained ISO/IEC 17025:2005 accreditation under SAC-SINGLAS for the field of Calibration and Measurement.
Universal (Far East) Pte., Ltd. obtained ISO 9001:2000 certification.
Trio-Tech Singapore scaled down its facility in Singapore due to the loss of one of its major customers.

Background

As reported by the Semiconductor Industry Association, the worldwide unit demand for semiconductors continued to grow in calendar 2008, driven by healthy growth in major end markets, such as personal computers and consumer devices. The decline of the average selling price of semiconductors helped make possible very attractive prices for many consumer products. According to the Semiconductor Industry Association (SIA), total sales growth for semiconductors for the first half of 2008 grew to $127.5 billion, an increase of 5.4% over the first half of 2007 when sales were $121 billion.

Recent reports show that worldwide sales of semiconductors of $21.8 billion in May 2008 were 7.4% higher than the $20.3 billion reported for May of 2007, and 9% higher than the $20.0 billion reported for April 2007. The increase in sales indicates continued strength in end markets for personal computers and cell phones.

Testing Services

We own and operate facilities that provide testing services for semiconductor products to ensure that these products meet certain requirements imposed for military, aerospace, industrial and commercial applications.  Testing services represented approximately 45%, 45% and 50% of net sales for the fiscal years ended June 30, 2008, 2007 and 2006, respectively.

We use our own proprietary equipment for certain burn-in, centrifugal and leak tests, and commercially available equipment for various other environmental tests. We conduct the majority of our testing operations in Southeast Asia with facilities in Singapore, Malaysia, Thailand and China.  Most of the facilities in Southeast Asia are either ISO9001 or ISO14001 certified.  In 2008, one of our testing operations was awarded ISO/ICE 17025: 2005 accreditation under SAC-SINGLAS (Singapore Accreditation Council-Singapore Laboratory Accreditation Scheme) for the fields of Calibration and Measurement. In June 2008, Trio-Tech (Suzhou) achieved ISO 9001:2000 certification.

In August 2005, we established a restructuring plan to close our testing operation in Dublin, Ireland, as the operation had not generated adequate operating cash flow during the three prior years.  The testing operations closed in November 2005.  In the second quarter of fiscal 2007, our China operation in Suzhou started its testing services.

In the third quarter of fiscal 2008, one of our major customers ceased their advanced burn-in testing service contract with us due to one of their product lines reaching the end of its life cycle earlier than expected. The net sales in the testing segment decreased by $2,711 to $18,172 for the year ended June 30, 2008 as the result of the significant drop in orders from this major customer.  Management took immediate action to reduce expenses in an effort to match future cash flows and is in the process of developing new customer relationships in China and Malaysia and exploring new business opportunities to offset the lost testing revenue from this contract.

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

Manufacturing Products

We design, develop, manufacture and market equipment for the manufacturing and testing of semiconductor wafers, devices and other electronic components.  Revenue from the sale of products manufactured by the Company represented approximately 54%, 51% and 43% of net sales for the fiscal years ended June 30, 2008, 2007 and 2006, respectively.

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

Artic Temperature Controlled Wafer Chucks

Artic Temperature Controlled Chucks are used for test, characterization and failure analysis of semiconductor wafers and other components at accurately controlled hot and cold temperatures.  Several models are available with temperature ranges from -65°C to +400°C and in diameters from 4 to 12 inches.  The finished wafer is put through a series of tests using the Artic Temperature Controlled Chuck in which each separate integrated device on the wafer is tested at accurately controlled temperatures for functionality.  After testing, the wafer is "diced" or cut up, and each die is then placed into packaging material, usually plastic or ceramic, with lead wires to permit mounting onto printed circuit boards.  These systems provide excellent performance to meet the most demanding customer applications.  Several unique mechanical design features, for which patents have been granted, provide excellent mechanical stability under high probing forces and across temperature ranges.

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

We manufacture the COBIS II burn-in system, which offers state-of-the-art dynamic burn-in capabilities and a Windows-based operating system with full data logging and networking features.  We also offer burn-in boards for our BISIC, COBIS and COBIS II burn-in systems and other brands of burn-in systems.  Burn-in boards are used to mount devices during high temperature environmental stressing tests.

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

We build Smart Burn-In (SBI) electrical equipment and System Level Test (SLT) equipment, which are used in the few final stages of testing microprocessor devices. While providing integrated burn-in solutions, we present total burn-in automation solutions to improve products’ yield, reduce processing downtime and improve efficiency.  In addition, we developed a cooling solution for high power heat dissipation semiconductor devices.  This solution involves the cooling or maintaining of the temperature of high power semiconductor devices.

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

Distribution Activities

The Company’s Singapore subsidiary continues to develop its international distribution activities in Southeast Asia.  In addition to marketing our own proprietary products, the Singapore subsidiary distributes complementary products from other manufacturers based in the United States, Europe, Japan and other countries.  The products sold include environmental chambers, shaker systems, handlers, interface systems, vibration systems, solderability testers and other manufactured products.

In recent years, many multinational companies in electronic manufacturing and semiconductor industries have set up production facilities in China, and this trend has presented excellent opportunities for our testing equipment in China.  We believe that requirements for auxiliary services such as after-sales installation, equipment services, and spare parts will be natural add-ons to our overall business.

Revenue from distribution activities represented approximately 1%, 4%, and 7% of net sales for the years ended June 30, 2008, 2007, and 2006, respectively. It is the strategy of management to focus on the sales of our own manufactured products. We believe this will help us to reduce our exposure to multiple risks arising from being a mere distributor of manufactured products from others.

Product Research and Development

Research and development costs in our U.S. operation decreased by $14 in fiscal 2008 when compared with fiscal 2007 due to a decrease in full time research and development engineer headcount in the U.S. operation.  The Company incurred research and development costs of $55 in fiscal 2008, $69 in fiscal 2007, and $70 in fiscal 2006.

In fiscal 2008, we successfully incorporated the new touch panel display and PLC controller into the C-103 Series CENTRSAFE Centrifuge.  The existing C-103 series Centrifuge systems with obsolete display and analog boards are difficult to support.  These systems can now be upgraded with a new design and will have supportable configuration.  This modification is also available as an upgrade to customers that have the previous style display and controller boards.

Marketing, Distribution and Services

We market our products and services worldwide, directly and through independent sales representatives.  We have approximately six independent sales representatives operating in the United States and another sixteen in various foreign countries.  Of the twenty-two sales representatives, six are representing the distribution segment and sixteen are representing the testing segment and the manufacturing segment.  Trio-Tech’s United States marketing efforts are coordinated from its California location.  Southeast Asia marketing efforts are assigned to the Company’s subsidiaries located in Singapore.  We advertise our products in trade journals and participate in trade shows.

Independent testing laboratories, users, assemblers and manufacturers of semiconductor devices, including many large, well-known corporations, purchase our products and services.  These customers depend on the current and anticipated market demand for integrated circuits and products utilizing semiconductor devices.  Our ability to maintain close, satisfactory relationships with our customers is essential to our stability and growth.  However, because of a high concentration of customers, the loss, reduction, or delay of orders placed by our significant customers, or delays in collecting accounts receivable from our significant customers, could adversely affect our results of operations and financial positions.

In fiscal 2008, 2007 and 2006, sales of equipment and services to our three largest customers (Advanced Micro Devices, Freescale Semiconductor and Infineon Technology) accounted for approximately 80%, 77% and 71%, respectively, of our total net revenue.  During fiscal 2008, we had sales of $16,760 (42%), $13,777 (34%) and $1,736 (4%) to Advanced Micro Devices, Freescale Semiconductor and Infineon Technology, respectively.  During fiscal 2007, we had sales of $27,895 (60%), $6,923 (15%) and $1,100 (2%) to Advanced Micro Devices, Freescale Semiconductor and Infineon Technology, respectively.  During fiscal 2006, we had sales of $14,490 (50%), $4,787 (16%) and $1,441 (5%) to Advanced Micro Devices, Freescale Semiconductor and Infineon Technology, respectively (see information presented in Note 15-Concentration of customers).  Although the three customers mentioned above are U.S. companies, the revenue generated from them was from their facilities located outside of the U.S.  The majority of our sales and services in fiscal years 2008, 2007 and 2006 were to customers outside of the United States.  See information presented in Note 22 - Business Segments of our financial statements included in this Form 10-K, which note is incorporated by reference, for further financial information about geographic areas.

Backlog

The following table sets forth the Company's backlog at the dates indicated (amounts in thousands):

	June 30,	June 30,
	2008	2007

Manufacturing backlog	$3,165	$6,275
Testing service backlog	6,965	6,452
Distribution backlog	316	102
	$10,446	$12,829

Based upon our past experience, we do not anticipate any significant cancellations or renegotiation of sales.  Because the purchase orders for manufacturing, testing and distribution businesses generally require delivery within 12 months from the date of the purchase order, and certain costs are incurred before that delivery, we require our customers to reimburse us for all costs incurred in the event of a cancellation of a confirmed purchase order.  We do not anticipate any difficulties in meeting delivery schedules.

Materials and Supplies

Our products are designed by our engineers and are assembled and tested at our facilities in California, China and Singapore.  We purchase all parts and certain components from outside vendors for assembly purposes.  We have no written contracts with any of our key suppliers.  As these parts and components are available from a variety of sources, we believe that the loss of any one of our suppliers would not have a material adverse effect on our results of operations taken as a whole.

Competition

There are numerous testing laboratories in the areas where we operate that perform a range of testing services similar to those offered by us.  However, recent severe competition in the South Asia testing and burn-in services industry has reduced the total number of our competitors.  As we have sold and will continue to sell our products to competing laboratories, and other test products are available from many other manufacturers, our competitors are able to offer the same testing capabilities.  The relevant testing equipment is also available to semiconductor manufacturers and users who might otherwise use third party testing laboratories, including us, to perform testing.  The existence of competing laboratories and the purchase of testing equipment by semiconductor manufacturers and users are potential threats to our future testing services revenue and earnings.  Although these laboratories and new competitors may challenge us at any time, we believe that other factors, including reputation, long service history and strong customer relationships, are more important than pricing in determining our position in the market.

The distribution segment sells a wide range of equipment to be used for testing products.  We believe that the equipment, components trading and equipment servicing markets are key growth areas in Southeast Asia and hence have focused our marketing efforts on Asia.  As the semiconductor equipment industry is highly competitive, the distribution operation faces stiff price competition if the equipment is sold piecemeal.  Thus, "add value" has been a key phrase in our sales mission for the past several years.  We believe that “add value” will continue to dominate as the key focal point as we offer integrated solutions that draw on the strengths of our technical specialists who have undergone intensive training with our vendors.  Equipment is brought into Singapore from various vendors, and depending on customers' specific requirements, is tested and system integrated before distribution, delivery and installation.

The demand for electronic components in fiscal 2008 was relatively strong in Southeast Asia, driven by a greater demand in high-end personal computers, notebooks and server chips.  Many Original Equipment Manufacturers (OEM) customers have been outsourcing for connectors and specialized sockets.  However, as our target customers are mainly multinational contract manufacturers with a worldwide database of suppliers, the most commonly used components became extremely price competitive.  The components division of our distribution segment has been in competition on the market with various distribution methods, including direct online ordering systems put in place by vendors for the products they are distributing.  However, we do not believe that such online competition is a major competitive factor to our business, as we offer good credit facilities and believe that we have maintained excellent business relationships with our long-term customers.

The semiconductor equipment manufacturing industry is highly competitive and most of our competitors for such equipment are located in Southeast Asia.  Some of our electronic device manufacturing customers in Southeast Asia increased their capital equipment in order to meet the increase in production capacity for electronic products.  There is no assurance that competition will not increase or that our technological advantages may not be reduced or lost as a result of technological advances by competitors or changes in semiconductor processing technology.  In the United States, our manufacturing segment focused on marketing used and refurbished equipment, which some customers are more willing to purchase since it is less expensive than new equipment.

We believe that the principal competitive factors in the manufacturing industry include product performance, reliability, service and technical support, product improvements, price, established relationships with customers and product familiarity.  We make every effort to compete favorably with respect to each of these factors.  Although we have competitors for our various products, we believe that our products compete favorably with respect to each of the above factors.  We have been in business for more than 50 years and have operation facilities mostly located in Southeast Asia.  We believe that those factors combined have helped us to establish long-term relationships with customers and will allow us to continue doing business with our existing customers upon their relocation to other regions where we have a local presence or are able to reach.

Patents

The manufacturing segment holds a United States patent granted in 1994 on certain aspects of our Artic temperature test systems.  In 2001, we registered a new United States patent (for 20 years) for several aspects of our new range of Artic Temperature Controlled Chucks.  Although we believe that these patents are an integral part of our manufacturing segment, the capitalized cost of the patents was written off in fiscal 2002 because of the impairment assessed by our management.  In fiscal 2006, 2007 and 2008 we did not register any patents within the U.S.

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

Employees

As of June 30, 2008 we had approximately 10 employees in the United States and 470 in Southeast Asia for a total of approximately 480 employees.  None of our employees are represented by a labor union.  As of June 30, 2008, there were approximately 300 employees in the testing segment, 117 employees in the manufacturing segment, 61 employees in the distribution segment, and 2 in the corporate office.

ITEM 1A ─ RISK FACTORS

The following are certain risk factors that could impact our business, financial results and results of operations.  Investing in our Common Stock involves risks, including those described below.  The risk factors below, among others, should be considered by prospective and current investors in our Common Stock before making or evaluating an investment in our securities.  These risk factors could cause actual results and conditions to differ materially from those projected herein.  If the risks we face, including those listed below, actually occur, our business, financial condition or results of operations could be negatively impacted, and the trading price of our Common Stock could decline, which could cause you to lose all or part of your investment.

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

Rapid technological changes may make our products obsolete or result in decreased prices or increased expenses

Technology changes rapidly in the semiconductor industry and may make our services or products obsolete.  Advances in technology may lead to significant price erosion for products that we test with our older testing technologies.  Our success will depend in part on our ability to develop and offer more advanced testing technologies and processes in the future, to anticipate both future demand and the technology to supply that demand, to enhance our current products and services, to provide those products and services at competitive prices on a timely and cost-effective basis and to achieve market acceptance of those products and services.  To accomplish these goals, we may be required to incur significant engineering expenses.  As new products or services are introduced, we may experience warranty claims or product returns.  We may not be able to accomplish these goals correctly or timely enough.  If we fail in our efforts, our products and services may become less competitive or obsolete.

Our dependence on international sales involves significant risk

Sales and services to customers outside the United States accounted for approximately 88%, 86% and 91% of our sales for fiscal 2008, 2007 and 2006, respectively.  Approximately 98%, 98% and 90% of our net revenues in fiscal 2008, 2007and 2006, respectively, were generated from business in Southeast Asia.  We expect that our non-U.S. sales and services will continue to generate the majority of our future revenue.  Testing services in Southeast Asia were performed primarily for American companies, and to a lesser extent German companies, selling products and doing business in those regions.  International business operations may be adversely affected by many factors, including fluctuations in exchange rates, imposition of government controls, trade restrictions, political, economic and business events and social and cultural differences.

We may incur losses due to foreign currency fluctuations

Significant portions of our revenue are denominated in Singapore and Euro dollars, Malaysian ringgit, Thai baht, Chinese yuan and other currencies.  Consequently, a portion of our costs, revenue and operating margins may be affected by fluctuations in exchange rates, primarily between the U.S. dollar and such foreign currencies.  We are also affected by fluctuations in exchange rates because our reporting currency is the U.S. dollar whereas the functional currencies in our Southeast Asia operations are non-U.S. dollars.  Foreign currency translation adjustments resulted in an increase of $1,548 to shareholders’ equity for fiscal 2008, an increase of $911 to shareholders’ equity for fiscal 2007, and a decrease of $190 to shareholders’ equity for fiscal 2006.

We try to reduce our risk of foreign currency fluctuations by purchasing certain equipment and supplies in U.S. dollars and seeking payment, when possible, in U.S. dollars.  However, we may not be successful in our attempts to mitigate our exposure to exchange rate fluctuations.  Those fluctuations could have a material adverse effect on the Company's financial results.

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

Intense competition can adversely affect our operating results

The semiconductor equipment and testing industries are intensely competitive.  Significant competitive factors include price, technical capabilities, quality, automation, reliability, product availability and customer service.  We face competition from established and potential new competitors, many of whom have greater financial, engineering, manufacturing and marketing resources than us.  New products or testing facilities offered by our competitors could cause a decline in our revenue or a loss of market acceptance of our existing products and services.  Increased competitive pressure could also lead to intensified price-based competition.  Price-based competition may result in lower prices, adversely affecting our operating results.

Loss, reduction or delay of orders from significant customers could adversely affect our financial condition

The semiconductor manufacturing industry is highly concentrated, with a relatively small number of large manufacturers and assemblers accounting for a substantial portion of our revenue from product sales and testing revenue.  Our experience has been that sales to particular customers may fluctuate significantly from quarter to quarter and year to year.  In fiscal 2008, 2007, and 2006, sales of equipment and services to our three largest customers accounted for approximately 80%, 77% and 71%, respectively, of our total net revenue.  Our ability to maintain close, satisfactory relationships with our customers is essential to our stability and growth.  The loss of or reduction or delay in orders from our significant customers, or delays in collecting accounts receivable from our significant customers, could adversely affect our financial condition and results of operations.

Our testing products and services may be adversely affected by our sales of testing equipment

If our testing equipment is purchased by semiconductor manufacturers and assemblers, it may reduce the likelihood that they will make further purchases of such equipment or use our laboratories for testing services.  Although military or other specifications require certain testing to be done by independent laboratories, over time other current customers may have less need of our testing services.  We believe that there is a growing trend toward outsourcing of the integrated circuit testing process.  As a result, we anticipate continued growth in the test laboratory business.  However, there is no assurance that this trend will continue.  In an attempt to diversify our sales mix, we may seek to develop and introduce new or advanced products, and to acquire other companies in the semiconductor equipment manufacturing business.

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

We are highly dependent on key personnel

Our success has depended, and to a large extent will depend, on the continued services of S. W. Yong, our Chief Executive Officer and President, Victor H. M. Ting, our Vice President and Chief Financial Officer, our other key senior executives, and engineering, marketing, sales, production and other personnel.  We do not have an employment agreement with Mr. Yong or Mr. Ting, but we are the beneficiary of “key man” life insurance in the amount of $6 million on Mr. Yong and $2 million on Mr. Ting.  The loss of these key personnel, who would be difficult to replace, could harm our business and operating results.  Competition for management in our industry is intense and we may be unsuccessful in attracting and retaining the executive management and other key personnel that we require.

Our management has significant influence over corporate decisions

As of September 20, 2008, our officers and directors and their affiliates beneficially owned approximately 29.94% of the outstanding shares of Common Stock, including options held by them that are exercisable within 60 days of the date of filing of this 10-K.  As a result, they may be able to significantly influence matters requiring approval of the shareholders, including the election of directors, and may be able to delay or prevent a change in control of the Company.

We may not pay cash dividends in the future

We declared a cash dividend of eleven cents (U.S. $0.11) per share payable to the shareholders of record on February 25, 2008, a cash dividend of ten cents (U.S. $0.10) per share payable to the shareholders of record on December 15, 2006 and a cash dividend of fifty cents (U.S. $0.50) per share payable to the shareholders of record on January 10, 2006.  However, there is no assurance that we will, or that we will be able to, pay any cash dividends on our Common Stock in the future.  We anticipate that future earnings, if any, will be retained for use in the business or for other corporate purposes.  Additionally, California law prohibits the payment of dividends if the Company does not have sufficient retained earnings or cannot meet certain asset to liability ratios.

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

The interest rates on our loans and lines of credit range from 5.25% to 6.02% per annum.  As of June 30, 2008, the outstanding aggregate principal balance on these loans and lines of credit was approximately $3,023.  These interest rates are subject to change and we cannot predict an increase or decrease in rates, if any.  However, an increase in interest rates could have an adverse effect on our financial results.

ITEM 1B – UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2 – PROPERTIES

As of the date of filing of this Form 10-K, we believe that we are utilizing approximately 92% of our fixed property capacity.  We also believe that our existing facilities are under-utilized and are adequate and suitable to cover any sudden increase in our needs in the foreseeable future.

The following table presents the relevant information regarding the location and general character of our principal manufacturing and testing facilities:

			Owned (O)
		Approx.	or Leased (L)
		Sq. Ft.	& Expiration
Location	Principal Use/Segment	Occupied	Date
16139 Wyandotte Street, Van Nuys,	Headquarters/	5,200	(L) Dec. 2010
CA 91406, United States of America	Trio-Tech Systems

1004, Toa Payoh North, Singapore
HEX 07-01/07,	Testing	6,864	(L) Sept. 2009
HEX 07-01/07, (ancillary site)	Testing	2,339	(L) Sept. 2009
HEX 03-01/02/03,	Testing/Manufacturing	2,959	(L) Sept. 2009
HEX 01-08/15,	Testing/Manufacturing	6,864	(L) Jan. 2009
HEX 01-08/15, (ancillary site)	Testing/Manufacturing	1,980	(L) Jan. 2009
HEX 01-16/17,	Testing	1,983	(L) Jan. 2009
HEX 02-08/09/10,	Testing	2,959	(L) Aug. 2008*2
HEX 02-11/12/14/15,	Testing	3,905	(L) Apr. 2011
HEX 03-08/10,	Manufacturing	2,959	(L) May. 2010
HEX 03-06/07	Testing/Manufacturing	1,953	(L) Jan. 2009*2
HEX 03-06/07 (ancillary site)	Testing/Manufacturing	266	(L) Jan. 2009*2
HEX 03-06/07 (ancillary site)	Testing/Manufacturing	101	(L) Jan. 2009*2
HEX 04-05/07	Manufacturing	2,929	(L) May. 2009*1
HEX 04-08/09/10	Manufacturing	2,959	(L) Dec. 2009*2
HEX 04-11/12	Manufacturing	1,953	(L) Nov. 2010*2

1008, Toa Payoh North, Singapore
HEX 03-01/06,	Testing	7,345	(L) Feb. 2009*2
HEX 03-09/17,	Logistics/Universal (FE)	6,099	(L) Jan. 2009 *1
HEX 03-09/17, (ancillary site)	Logistics/Universal (FE)	70	(L) Jan. 2009*1
HEX 07-17/18,	Testing	4,315	(L) Nov. 2009
HEX 07-17/18, (ancillary site)	Testing	25	(L) Nov. 2009
HEX 07-01,	Testing	3,466	(L) Jan. 2010
HEX 02-17	Universal (FE)	832	(L) Jun. 2010
HEX 02-18	Universal (FE)	3,466	(L) Nov. 2009
HEX 02-15/16	Universal (FE)	1,400	(L) Jul. 2010
HEX 01-09/10/11	Universal (FE)	2,202	(L) Nov. 2009
HEX 01-15/16	Universal (FE)	1,400	(L) Sept. 2008*1
HEX 03-07/08	Testing	1,765	(L) Nov. 2010*2
HEX 03-07/08, (ancillary site)	Testing	144	(L) Nov. 2010
HEX 01-08	Universal (FE)	603	(L) Jun. 2009

Plot 1A, Phase 1	Subleased	42,013	(O) *3
Bayan Lepas Free Trade Zone
11900 Penang

Lot No. 11A, Jalan SS8/2,	Testing	19,334	(L) Aug. 2009
Sungai Way Free Industrial Zone,
47300 Petaling Jaya,
Selangor Darul Ehsan, Malaysia

Lot No. 4, Kawasan MIEL		14,432	(L) Nov. 20108*3
Sungai Way Baru Free Industrial Zone, Phsdr Phase III,	Subleased
Phase III, Selangor Darul Ehsan, Malaysia	Dynamics, Malaysia

327, Chalongkrung Road,	Testing	34,433	(O)
Lamplathew, Lat Krabang,
Bangkok 10520, Thailand

No. 5, Xing Han Street, Block A	Testing	9,957	(L) Oct. 2008*2
#04-13/14, Suzhou Industrial Park
China 215021

No. 5, Xing Han Street, Block A	Testing	9,957	(L) Oct. 2008*1
#04-15/16, Suzhou Industrial Park
China 215021

No. 273, Debao Road Factory No.58	Testing	7,158	(L) Aug. 2010
Level 1 (West) Waigaoqiao Free Trade Zone, Pudong 200131 Shanghai, China
Zone, Pudong 200131 Shanghai, China

No. 5, Xing Han Street, Block A	Testing	3,606	(L) Nov. 2008*1
#04-11/12, Suzhou Industrial Park
China 215021

26-4/5, Future International Building.	Office	2125	(L) Sep. 2010
No. 6 North Jianxin Road 1st Road.
Jiangbei District Chongqing China 400020

*1 With respect to the various leases that expire during fiscal 2009, the Company anticipates that the landlord will offer similar terms on each such lease at renewal and does not believe that material expenses will be incurred.

*2 The Company intends to return the indicated leased premises to the landlord at the end of the lease period.
*3 The premises are subleased to a third party.

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

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5	- MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded on the American Stock Exchange under the symbol “TRT.”  The following table sets forth, for the periods indicated, the range of high and low sales prices of our Common Stock as quoted by AMEX:

Quarter Ended	High	Low
Fiscal 2007
September 30, 2006	$11.96	$5.95
December 31, 2006	$15.40	$10.45
March 31, 2007	$17.15	$10.68
June 30, 2007	$21.93	$14.25

Fiscal 2008
September 30, 2007	$23.81	$9.79
December 31, 2007	$12.50	$8.26
March 31, 2008	$9.44	$5.28
June 30, 2008	$6.50	$5.08

Stockholders

As of June 30, 2008, there were 3,226,430 shares of our Common Stock issued and outstanding, and the Company had approximately 167 record holders of Common Stock.

Dividend Policy

On December 2, 2005, our Board of Directors declared a cash dividend of fifty cents (U.S. $0.50) per share payable to the shareholders of record on January 10, 2006.  The total number of shares issued and outstanding as of January 10, 2006 was 3,215,532 and the total amount of the cash dividends paid on January 25, 2006 was approximately $1,607,766.  The source of cash was from the proceeds from disposition of the property located in Dublin, Ireland.

On December 5, 2006, our Board of Directors declared a cash dividend of ten cents (U.S. $0.10) per share payable to the shareholders of record on December 15, 2006.  The total number of shares issued and outstanding as of December 15, 2006 was 3,225,242 and the total amount of the cash dividends paid on January 15, 2007 was approximately $322,524.

On February 12, 2008, the Board of Directors declared a cash dividend of eleven cents (U.S. $0.11) per share payable to the shareholders of record on February 25, 2008.  The total number of shares issued and outstanding as of February 25, 2008 was 3,226,430 and total cash dividends paid on March 25, 2008 were $354,907.

The determination as to whether to pay any future cash dividends will depend upon our earnings and financial position at that time and other factors as the Board of Directors may deem appropriate.  California law prohibits the payment of dividends if a corporation does not have sufficient retained earnings or cannot meet certain asset to liability ratios.  There is no assurance that dividends will be paid to holders of Common Stock in the foreseeable future.

Stock Performance Graph

The graph below compares our cumulative total shareholder return of the Common Stock of the Company with that of the Standard & Poor’s 500 Index and the AMEX Composite Index for the five-year period ending June 30, 2008.  The graph assumes an investment of $100 on June 30, 2003 in the AMEX Composite Index and in the S&P 500 Index.  The graph also assumes reinvestment of dividends, if any.  The historical stock performance shown on the following graph should not be considered indicative of future shareholder returns, and we will not make or endorse any predictions of future shareholder returns.

$100 invested on 06/30/03 in stock or index-including reinvestment of dividends.  Fiscal year ends June 30.

	6/03	6/04	6/05	6/06	6/07	6/08

TRIO TECH INTL	$100	$178	$155	$250	$816	$208
S & P 500	$100	$117	$122	$130	$154	$131
AMEX	$100	$129	$159	$199	$243	$243

ITEM 6 – SELECTED FINANCIAL DATA

(In thousands, except per share data)

	June 30,	June 30,	June 30,		June 30,		June 30,
	2008	2007	2006		2005		2004

Consolidated Statements of Operations

Net Sales	$40,314	$46,750	$29,099	(1)	$25,061	(2)	$18,661

Income (loss) from Operations	(41)	4,197	487		359		56

Net Income (loss) from
Continuing Operations	(956)	3,308	597		216		162

Net Income (loss) from
Discontinued Operations	-	-	8,459		5		58

Total Net Income (loss)	(956)	3,308	9,056		221		220

Basic Earnings (loss) per Share:
Continuing Operations	(0.30)	1.03	0.19		0.07		0.06
Discontinued Operations	0.00	0.00	2.72		0.00		0.01
Total Net Income (loss)	(0.30)	1.03	2.91		0.07		0.07

Diluted Earnings (loss) per Share :
Continuing Operations	(0.30)	1.02	0.19		0.07		0.05
Discontinued Operations	0.00	0.00	2.71		0.00		0.02
Total Net Income (loss)	(0.30)	1.02	2.90		0.07		0.07

Weighted Average Common
Stocks Outstanding
Basic	3,226	3,223	3,113		2,964		2,935
Diluted	3,226	3,233	3,126		3,029		2,993

Consolidated Balance Sheets

Current Assets	$23,431	$24,673	$21,831		$10,645		$12,798
Current Liabilities	7,528	8,228	8,536		5,836		5,624
Working Capital	15,903	16,445	13,295		4,809		7,174

Total Assets	34,759	32,788	29,384		18,345		18,000

Long-term Debt and
Capital Leases	1,763	294	874		744		793
Shareholders' Equity	$22,141	$21,431	$17,392		$9,297		$9,024
Cash Dividend Paid per Share	$0.11	$0.10	$0.50		$-		$-

(1)	The net sales included the sales from the business acquired in Shanghai.
(2)	The net sales included the sales from the business acquired in Malaysia.
(3)
The income from the discontinued operations was significant in fiscal 2006. There was no income from discontinued operations in fiscal 2007 and fiscal 2008 and the Company does not expect income from discontinued operations going forward.

ITEM 7 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE AMOUNTS)

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

In June 2007, we established a subsidiary in Chongqing, China.  This newly established subsidiary, Trio-Tech (Chongqing) Co., Ltd., has a registered capital of RMB 20,000 (Chinese yuan), or equivalent to approximately U.S. $2,600, and is wholly owned by Trio-Tech International Pte., Ltd.

In fiscal 2008, Trio-Tech (Chongqing) Co., Ltd. invested an aggregate of RMB 15,000, equivalent to approximately $2,187 based on the exchange rate on June 30, 2008 published by the Federal Reserve System, to jointly develop a 24.91 acre parcel owned by Jiasheng Property Development Co., Ltd. (Jiasheng hereafter) located in Chongqing City, China. The joint venture intends to sell the property after the completion of development.  The Company initially held a 16% equity interest in the joint venture.  In accordance with APB 18, the Equity Method of Accounting for Investments in Common Stock, and given the Company’s 16% equity interest in the joint venture project, the Company was required to consider several factors regarding its investment in accounting for this investment.  Those factors included the primary beneficiary, decision making power and representation on the Board of Directors.  Specifically, the Company took into consideration the fact that Jiasheng is responsible for the daily business operations and development of that project and the Company does not have decision making power and has played a passive investor role since the inception of this joint venture.  Based on the foregoing, management believes that the cost method of accounting is appropriate for its investment in this joint venture.  In the fourth quarter of fiscal 2008, the investment of RMB 5,000, approximately $729, was returned to the Company, which reduced the aggregate investment in this project to $1,458.  The Company also recorded a profit of RMB 750, approximately $103, in investment income in the fourth quarter of 2008.

On January 4, 2008, Trio-Tech (Chongqing) Co., Ltd. entered into a Memorandum Agreement with MaoYe Property Ltd. to purchase an office space of 827.2 square meters on the 35th floor of a 40 story high office building located in Chongqing, China.  The total cash purchase price was RMB 5,554 (Chinese yuan), equivalent to approximately U.S. $809 based on the exchange rate as of June 30, 2008 published by the Federal Reserve System.  Under the terms of the agreement, the Company paid the purchase price in full on January 4, 2008.  The Company rented this property out to a third party on July 13, 2008.  The term of the rent agreement is five years with a monthly rental income of RMB 39 (approximately $5.7) for the first three years, with an increase of 8% in the fourth year and another 8% in the fifth year.

In the third quarter of fiscal 2008, one of our major customers ceased their advanced burn-in testing service contract with us due to one of their product lines reaching the end of its life cycle earlier than expected.  Management took immediate actions to reduce the costs to match our expenses with the anticipated reduced future cash flows as a result of the loss of this testing revenue.  All these cost saving actions benefited the Company starting from April 1, 2008.  The Company is in the early stages of developing new customer relationships in China and Malaysia to replace the lost testing revenue from this contract.

In January 2008, our U.S. office moved to a new location. Our new address is 16139 Wyandotte Street, Van Nuys, California 91406. Our corporate phone number is still 818-787-7000.

Fiscal 2008 Highlights

•	Total revenue decreased by $6,436, or 13.8%, from $46,750 for fiscal 2007 to $40,314.
•	Manufacturing segment revenue decreased by $2,325, or 9.7%, from $24,056 for fiscal 2007 to $21,731.
•	Testing segment revenue decreased by $2,711, or 13.0%, to $18,172, compared to $20,883 for fiscal 2007.
•	Distribution segment revenue decreased by $1,400, or 77.3%, to $411, compared to $1,811 for fiscal 2007.
•	Income from continuing operations decreased by $4,264 to a loss of $956, compared to an income of $3,308 for fiscal 2007.
•	Gross profit margins decreased by 3.7% to 22.0% for fiscal 2008, compared with gross profit margins of 25.7% for fiscal year 2007.
•	General and administrative expenses were 19.5% of revenue, as compared to 14.5% in fiscal year 2007.
•	Selling expenses were 1.6% of revenue, as compared to 1.7% in fiscal year 2007.
•	We recorded $450, or $0.14 per diluted share, in impairment loss due primarily to the phase-out of an advanced burn in testing service provided by our facilities in Singapore and China.
●	Total assets increased 6.0% to $34,759 as compared to $32,788 in fiscal 2007.
•	Total liabilities increased 10.3% to $9,810 as compared to $8,895 in fiscal 2007.
•	Shareholders’ equity increased 3.3% to $22,141 as compared to $21,434 in fiscal 2007.
•	We distributed a cash dividend of $0.11 per share on March 25, 2008, totaling $354.
•	We purchased an office space in Chong Qing for RMB 5,554 (Chinese yuan), equivalent to approximately U.S. $809 on January 4, 2008.

The highlights above are intended to identify some of our more significant events and transactions during our fiscal year 2008, and recent events that occurred after the fiscal year end. However, these highlights are not intended to be a full discussion of our results for the year.  These highlights should be read in conjunction with the following discussion of “Results of Operations” and “Liquidity and Capital Resources” and with our consolidated financial statements and footnotes accompanying this Annual Report.

Subsequent Events

The Company rented out the office space purchased in Chongqing, China to a third party on July 13, 2008. The term of the rent agreement is five years with a monthly rental income of RMB 39 (or approximately $5.7) for the first three years, with an increase of 8% in the fourth year and another 8% in the fifth year.

On July 11, 2008, pursuant to the 2007 Employee Plan, 50,000 shares of stock options were granted to certain officers and employees with an exercise price equal to the fair market value of the Company’s Common Stock of $4.81 (as defined under the 2007 Employee Plan in conformity with Regulation 409A of the Internal Revenue Code of 1986, as amended) at the date of grant.  The Company also granted 60,000 shares of stock options pursuant to the 2007 Directors Plan at the same exercise price. The fair market value of these stock options was estimated to be approximately $320 based on the Black Scholes option pricing model.

On August 24, 2008, Trio-Tech (Malaysia) Sdn. Bhd. obtained a long-term loan of RM 9,625, or approximately $4,010, offered by CIMB Bank Berhad in Malaysia.  This non-revolving long-term loan has a term of fifteen years from the date of the first draw down.  The bank offered an interest rate at the bank‘s prime rate plus 1.5% per annum or a fixed rate of 7.12% per annum in the first five years and the bank’s prime rate plus 1.5% per annum thereafter.  The Company has not yet made a decision on these interest options.

General Financial Information

During the fiscal year ended June 30, 2008, total assets increased by $1,971 from $32,788 at June 30, 2007 to $34,759 at June 30, 2008.  The increase was in inventory, investment, property, plant and equipment, other receivable and other assets, but offset with a decrease primarily in trade accounts receivables, cash and cash equivalents.

Cash and short-term deposits at June 30, 2008 totaled $14,346, a decrease of $604, or 4.0%, as compared to a total of $14,950 as of June 30, 2007.  The decrease in cash and short-term deposits was mainly due to a decrease in net cash provided by operating activities as a result of a net loss during fiscal 2008, the investment in Chongqing, China of $2,267 and capital expenditures of $3,357. Income from continuing operations in fiscal 2008 decreased by $4,264 to a loss of $956 as compared to income of $3,308 in fiscal year 2007 due to a decrease in sales from the manufacturing, testing and distribution segments.  This decrease was partially offset by an increase in proceeds from long-term loans.  In the first quarter of fiscal 2008, we obtained a new term loan of $3,822 (based on the exchange rate of June 30, 2008 published by the Federal Reserve System) to support our long-term investment and the opportunities for potential business expansion.

Accounts receivables at June 30, 2008 were $5,702, representing a decrease of $1,708, or 23.0%, compared to $7,410 at June 30, 2007.  The decrease was attributable mainly to a decrease in sales due to the loss of a major customer in fiscal 2008, as discussed previously. Total sales from all of the segments in fiscal 2008 were $40,314, a decrease of $6,436, or 13.8%, compared to total sales of $46,750 in fiscal 2007.  We believe that the loss of our major customer will continue to have a negative impact on our revenue in the future if we are unable to compensate for the loss of this source of revenue.  The turnover of accounts receivables was 59 days for fiscal 2008, a decrease of 3 days, compared to 62 days for fiscal 2007.  The decrease in the accounts receivable turnover rate was primarily due to improvements in collections at the Singapore operations.

Prepaid expenses and other current assets at June 30, 2008 were $796, an increase of $551 from that balance at June 30, 2007, due primarily to an increase of $120 in prepayment to suppliers and an increase of $222 of prepaid Singapore General Sales Tax related to an increase in material purchase.

Inventory at June 30, 2008 was $2,449, an increase of $503, or 25.8%, compared to $1,946 at June 30, 2007.  The increase in inventory was mainly from an increase in work-in-progress inventories.  Our manufacturing segment built up additional inventory in the fourth quarter of fiscal 2008 for the expected product shipments in the first quarter of fiscal 2009.  The turnover of inventory was 26 days for fiscal 2008, reflecting an increase of 3 days compared with a turnover rate of 23 days for fiscal 2007.

Property, plant and equipment at June 30, 2008 were $8,136, an increase of $678, or 9.1%, compared to $7,458 at June 30, 2007 due to an increase in capital expenditures.  Capital expenditures were $3,453 ($3,357 in cash, and $96 in capital lease) in fiscal 2008, compared with $2,864 ($2,812 in cash, and $52 in capital lease) for fiscal 2007.  The increase in capital expenditures was mainly due to purchases of machinery and equipment in the amount of $2,998 during fiscal year 2008 for the Malaysia testing operations in order to meet specifications from our customers.

In the fourth quarter of 2008, we disposed of the asset held for sale in the Malaysia operation.  The proceeds of this sale transaction were $216. We recorded a loss of $5 based on the book value of that asset on the transaction date.

Depreciation and amortization was $2,715 for fiscal 2008, compared with $2,857 for fiscal 2007.  The decrease in depreciation expenses was due to the write down of certain fixed assets in the Singapore operations starting in the third quarter of fiscal 2008, thus reducing our depreciation expenses related to those assets.  However, this reduction was partially offset by an increase in depreciation expenses of some property, plant and equipment that were newly put into use.

Other assets at June 30, 2008 increased by $368 to $813, compared to $445 at June 30, 2007.  The increase in other assets was primarily due to an increase of the down payment for fixed assets in the Malaysia operations of $402 and partially offset by a decrease of $29 in deposits for rent and utilities in the China operations.

On August 27, 2007 and November 15, 2007, Trio-Tech (Chongqing) Co., Ltd. entered into a Memorandum Agreement and a Supplement Agreement, respectively, with Jiasheng Property Development Co., Ltd. to jointly develop a 24.91 acres parcel owned by Jiasheng located in Chongqing, China.  Pursuant to the Memorandum Agreement, an investment of $1,458 was transferred into a special bank account jointly monitored by both Trio-Tech (Chongqing) Co., Ltd. and Jiasheng.

Pursuant to the Supplement Agreement, Trio-Tech (Chongqing) Co., Ltd. transferred RMB 5,000, approximately $729, from its bank account into the special bank account on December 17, 2007.  In the fourth quarter of 2008, the investment of RMB 5,000, approximately $729, was returned to the Company, which reduced the investment in this project back to $1,458.

On January 4, 2008, Trio-Tech (Chongqing) Co., Ltd. entered into a Memorandum Agreement with MaoYe Property Ltd. to purchase an office space of 827.2 square meters on the 35th floor of a 40 story high office building located in Chongqing, China.  The total cash purchase price was RMB 5,554 (Chinese yuan), equivalent to approximately U.S. $809 based on the exchange rate as of June 30, 2008 published by the Federal Reserve System.  The Company rented this property out to a third party on July 13, 2008.  The term of the lease agreement is five years (starting from July 13, 2008) with a monthly rental income of RMB 39 (approximately $5.7) for the first three years, with an increase of 8% in the fourth year and another 8% in the fifth year.  As of June 30, 2008, the total of all the Company’s investments in Chongqing, China was $2,267.

Total liabilities at June 30, 2008 were $9,810, an increase of $915, or 10.3%, compared to $8,895 at June 30, 2007.  The increase in liabilities was mainly due to the increase in accounts payable, notes payable and deferred tax liabilities, but partially offset by the decrease in accrued expenses and income tax payable.

Accounts payable increased by $321 from $2,265 at June 30, 2007 to $2,586 at June 30, 2008.  The increase in accounts payable was a result of the increase in material purchases in the fourth quarter of 2008 due to a higher backlog in the Singapore distribution segment.

Accrued expenses decreased by $1,318 from $4,354 at June 30, 2007 to $3,036 at June 30, 2008.  The decrease in accrued expenses was mainly due to a decrease in accrued payroll expenses as the result of a decrease in headcount in the Singapore operation and a reduction of performance bonuses, which were based on the group performance.  In addition, provision for sales tax, warranty cost and commission also decreased due to a decrease in revenue in fiscal 2008 as compared to fiscal 2007.

Critical Accounting Estimates & Policies

The discussion and analysis of the Company’s financial condition presented in this section are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States.  During the preparation of the consolidated financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates and judgments, including those related to sales, returns, pricing concessions, bad debts, inventories, investments, fixed assets, intangible assets, income taxes and other contingencies.   We base our estimates on historical experience and on various other assumptions that we believe are reasonable under current conditions.  Actual results may differ from these estimates under different assumptions or conditions.

In response to the SEC’s Release No. 33-8040, Cautionary Advice Regarding Disclosure about Critical Accounting Policy, we have identified the most critical accounting policies upon which our financial status depends.  We determined that those critical accounting policies are related to the inventory valuation, allowance for doubtful accounts, revenue recognition, and income tax. These accounting policies are discussed in the relevant sections in this management’s discussion and analysis, including the Recently Issued Accounting Pronouncements discussed below.

Accounts Receivable and Allowance for Doubtful Accounts

During the normal course of business, we extend unsecured credit to our customers.  Typically, credit terms require payment to be made between 30 to 60 days of the sale.  We do not require collateral from our customers.  We maintain our cash accounts at credit worthy financial institutions.

We regularly evaluate and monitor the creditworthiness of each customer on a case-by-case basis.  We include any account balances that are determined to be uncollectible, along with a general reserve, in the overall allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  Based on the information available to management, we believe that our allowance for doubtful accounts was adequate as of June 30, 2008.

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

During the process of determining tax liabilities, we have to deal with uncertainties involved in the application of complex tax laws.  Our foreign subsidiaries are subject to income taxes in the regions or countries where they operate.  Because of the different income tax jurisdictions, net losses generated in the U.S. cannot be utilized to offset the taxable income generated in foreign countries.  Therefore, we may incur certain income tax expenses in any fiscal year while the Company, on a consolidated basis, may report a loss before income taxes.  Although we believe that our estimates are reasonable, no assurance can be given that the final outcome of these matters will not be different from what is reflected in the historical income tax provisions and accruals.

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

Comparison of Operation Results

Comparison of Fiscal 2008 and 2007

The following table presents certain data from the consolidated statements of income as a percentage of net sales for the fiscal years ended June 30, 2008 and 2007:

	Years Ended June 30,
	2008	2007
Net Sales	100.0%	100.0%
Cost of Sales	78.0%	74.3%
Gross Margin	22.0%	25.7%

Operating Expenses
General and administrative	19.5%	14.5%
Selling	1.6%	1.7%
Research and development	0.1%	0.1%
Impairment loss	1.1%	0.4%
Loss on disposal of PP&E	(0.2%)	0.0%
Total Operating Expenses	22.1%	16.7%

Income from Operations	(0.1%)	9.0%

Overall Revenue

The overall revenue is composed of the revenues from the manufacturing, testing and distribution segments.   The following table presents the components of the overall revenue realized in fiscal 2008 and 2007 in percentage format, respectively.

	Years Ended June 30,
	2008	2007
Revenues:
Manufacturing	53.9%	51.551.4642.77%
Testing	45.1%	44.7%
Distribution	1.0%	3.8%
Total	100.0%	100.0%

Net sales for fiscal 2008 were $40,314, a decrease of $6,436, or 13.8%, compared to $46,750 for fiscal 2007.  The decrease in net sales can be discussed within the three segments.

As a percentage of total revenue, the revenue generated by the manufacturing segment in fiscal 2008 accounted for 53.9% of total sales, representing an increase of 2.4%, compared to 51.5% in fiscal 2007.  But in terms of dollar amount, the revenue for fiscal 2008 was $21,731, reflecting a decrease of $2,325, or 9.7%, compared to $24,056 for fiscal 2007.  The decrease in revenue generated by the manufacturing segment was due to the fact that fewer orders were placed by one of our major customers, which was the result of slower movement of that customer’s product line and equipment capacity.  We believe that the loss of our major customer will continue to have a negative impact on our revenue in the future if we are unable to compensate for the loss of this source of revenue.

The backlog in the manufacturing segment decreased by 49.6%, from $6,275 in fiscal 2007 to $3,165 in fiscal 2008, due to the   decrease in demand from one of our major customers.

As a percentage of total revenue, the revenue generated by the testing segment in fiscal 2008 accounted for 45.1% of total sales, an increase of 0.4%, compared to 44.7% in fiscal year 2007.  In terms of dollar amount, the revenue for fiscal year 2008 was $18,172, reflecting a decrease of $2,711, or 13.0%, compared to $20,883 for fiscal 2007.  This decrease in revenue was due to a significant drop in orders from one of our main customers due to one of their product lines reaching the end of its life cycle earlier than expected, rendering our testing services in the Singapore, Thailand and China operations for that product no longer necessary.  This decrease was partially offset by an increase in demand for testing services in the Malaysia operation.  The revenue in the Malaysia subsidiary was $5,283, an increase of $1,870 or 54.8%, compared to $3,413 in fiscal 2007.  Demand for testing services varies from country to country depending on changes taking place in the market and our customers’ forecasts.  Since it is difficult to accurately forecast fluctuations in the market, it is necessary to maintain testing facilities in close proximity to our customers in order to make it convenient for them to send us their newly manufactured parts for testing and enable us to maintain a share of the market.  It was necessary to shut down testing facilities in certain locations with the loss of one of our major customers.

Backlog in the testing segment at June 30, 2008 was $6,965, an increase of $513 or 8.0%, compared to $6,452 at June 30, 2007, mainly from our subsidiary in Malaysia due to an increase in testing service demands in our Malaysia operations.

As a percentage of total revenue, the revenue generated by the distribution segment in fiscal year 2008 accounted for 1.0%, a decrease of 2.8%, compared to 3.8% in fiscal year 2007.  In terms of dollar amount, revenue for fiscal year 2008 was $411, a decrease of $1,400, or 77.3%, compared to $1,811 for fiscal year 2007.  The drop in revenue was mainly attributable to lower demand in the current market for back-end products such as Vibration equipment and chambers and a saturation of equipment and electronic components in the current market.  It is the strategy of management to focus on the sales of our own manufactured products. We believe this will help us to reduce our exposure to multiple risks arising from being a mere distributor of manufactured products from others.  Product volume for the distribution segment depends on sales activities such as placing orders, queries on products and backlog.  Equipment and electronic component sales are very competitive, as the products are readily available in the market.

The backlog in the distribution segment at June 30, 2008 was $316, reflecting an increase of $214, or 209.8%, compared to the backlog of $102 at June 30, 2007, as we believe there will be an increase in market demand for environmental and mechanical testing chambers in Asia in fiscal year 2009.

Overall Gross Margin

Overall gross margin as a percentage of revenue decreased by 3.7%, from 25.7% in fiscal year 2007 to 22.0% in fiscal year 2008.  The lower margin was due primarily to a decrease in the gross margin in the testing and manufacturing segments. In terms of dollar value, the overall gross margin for fiscal 2008 was $8,875, a decrease of $3,147, or 26.2%, compared to $12,022 for fiscal 2007.

The gross profit margin as a percentage of revenue in the manufacturing segment decreased by 1.2%, from 16.0% in fiscal 2007 to 14.8% in fiscal 2008.  The decrease in the gross margin was due to a decrease in average selling prices of burn-in-boards and burn-in systems as a result of strong competition in the market place.  In terms of dollar amounts, gross profits in fiscal 2008 were $3,217, a decrease of $641, or 16.6%, compared to $3,858 in fiscal 2007.

The gross profit margin as a percentage of revenue in the testing segment decreased by 7.0%, from 37.5% in fiscal 2007 to 30.5% in fiscal 2008.  In terms of dollar amounts, gross margin in the testing segment in fiscal 2008 was $5,549, a decrease of $2,286, or 29.2%, compared to $7,835 in fiscal 2007.  The decrease in the gross margin was primarily due to a drop in the average selling price of services in the Singapore testing operations.  Our customers changed their demands and specifications for burn-in hours, which resulted in a lower average unit selling price for burn-in services.  Another factor contributing to the decline in gross margin was the fact that significant portions of our operating costs are fixed in the testing segment; thus as product demands decrease and factory utilization decreases, the fixed costs are spread over the decreased output, resulting in a drop in profit margin. Management believes that our gross margin in the testing segment will be lower in the future compared with previous years if we are unable to increase our testing revenue and increase the utilization of our facilities

The gross margin as a percentage of revenue in the distribution segment improved by 8.3%, from 18.2% for fiscal 2007 to 26.5% for fiscal 2008.  The improvement in the gross profit as a percentage of sales was due to an increase in average sales prices compared to related expenses in fiscal 2008 compared to fiscal 2007.  However, in terms of dollar amount, gross margin in the distribution segment decreased by 66.9%, from $329 for fiscal 2007 to $109 for fiscal 2008, due to a decrease in revenue, as previously discussed. The gross margin in the distribution segment fluctuated during past periods. The gross margin of the distribution segment is not only affected by the market price of our products, but also our product mix, which changes frequently as a result of changes in market demand.

Operating Expenses

Operating expenses for the fiscal years ended June 30, 2008 and 2007 were as follows:

	Years Ended June 30,
(In Thousands)	2008	2007
General and administrative	$7,844	$6,793
Selling	$645	$788
Research and development	$55	$69
Impairment loss	$450	$176
(Gain) Loss on disposal of PP&E	$(78)	$(1)
	$8,916	$7,825

During fiscal year 2008, we reclassified $387 in selling expenses to $297 in general and administrative expenses and reclassified $90 to cost of sales, in order to reflect a more accurate presentation of our operations. Accordingly, $303 of selling expenses was reclassified to general and administrative expenses and cost of sales in fiscal 2007 for the purpose of comparison.  General and administrative expenses increased by $1,051, or 15.5%, from $6,793 for fiscal 2007 to $7,844 for fiscal year 2008.  The increase was attributable to an increase in payroll and related expenses in the Malaysia operation to handle a rise in sales volume and an increase of $56 in unemployment benefits in the Singapore operations.  In order to reduce our cost to match with production activity, we terminated the employment of 65 employees in our Singapore operation in March 2008.  Share based compensation expenses, as a result of the stock options granted in the second quarter of fiscal 2008, increased by $463 compared to such expenses in fiscal 2007.

Selling expenses decreased by $143, or 18.0%, to $645 for fiscal year 2008, from $788 for fiscal 2007, mainly due to a decrease in the warranty costs and commission expenses attributable to the decrease in sales in fiscal 2008, as compared to such expenses for fiscal 2007.

Research and development expenses were $55 for fiscal 2008, a decrease of $14, or 20.3%, from $69 for fiscal 2007. The decrease was primarily due to a decrease in full time employee headcount in the U.S. operation.

Impairment loss increased by $274, or 155.7%, from $176 for fiscal 2007 to $450 for fiscal 2008.  The impairment loss of $450 in fiscal year 2008 consisted of $316 from certain advanced burn-in testing equipment in the Singapore operation utilized in connection with the contract that was terminated and also due to a decrease in our testing backlog and projected future sales in our Singapore operation.  An impairment of $72 related to the burn-in board testing system in our Shanghai operation in China due to change in demand for certain burn-in services, which in turn made certain of our existing burn-in facilities obsolete.  An impairment of $57 related to the building renovations for certain testing projects due to a decrease in the same major customer’s order in our Shanghai operation in China, while $5 was related to the asset held for sale in Malaysia, which was sold in the fourth quarter of 2008.

The impairment loss in fiscal 2007 consisted of machinery and equipment (pertaining to the Singapore operation) due to the decrease in demand for the slower speed microprocessor chips, as those of our existing burn-in facility assets used for testing chips became obsolete.  Since there will be no future cash flows from those assets, the carrying value of these assets was written down to zero and the impairment loss was recorded.  We review the carrying amount of assets held for use and those to be disposed of whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Gain on disposal of property, plant and equipment was $78 for fiscal 2008, an increase of $77 as compared to a gain of $1 for fiscal 2007.

Income from Operations

Income from operations as a percentage of total revenue decreased by 9.1% from an income of 9% for fiscal 2007 to a loss of 0.1% for fiscal 2008.  In terms of dollar amount, income from operations decreased by $4,238 from an income of $4,197 for fiscal 2007 to a loss of $41 for fiscal 2008 due to a decrease in sales in all segments and an increase in operating expenses, as previously discussed.

Interest Expenses

The interest expenses for fiscal years 2008 and 2007 were as follows:

	Years Ended June 30,
(In Thousands)	2008	2007

Interest expenses	$296	$139

Interest expenses increased by $157, or 112.9%, to $296 for fiscal year 2008 from $139 to $296 in fiscal 2007 due to a new term loan facility of $3,822 entered into during the first quarter of fiscal 2008 to support the expansion plans and potential business opportunities of the Singapore and China operations.

Other (Expenses) Income

Other (expenses) income for fiscal years 2008 and 2007 was as follows:

	Years Ended June 30,
(In Thousands)	2008	2007
Other (expenses) income	$(53)	$178

Other expenses/income decreased by $231, or 129.8%, from an income of $178 for fiscal 2007 to expenses of $53 for fiscal 2008 primarily due to an increase in the currency transaction loss, but partially offset by an increase in investment income generated from the investment in Chongqing, short-term deposits and rental income.  Currency transaction loss increased by $563, from a translation gain of $2 in fiscal 2007 to a translation loss of $561 in fiscal 2008.  This was attributable to the weakening of the U.S. dollar against foreign currencies with regard to transactions denominated in U.S. dollars.  Investment income increased from the investment in Chongqing.  Interest income increased by $109 from $149 for fiscal 2007 to $258 for fiscal 2008 due to an increase in short-term deposits, as the idle cash was placed into income generating investments.  Rental income, which was mainly from the rental of space located in Malaysia to third party tenants, increased by $43 to $162 for fiscal 2008 from $119 for fiscal 2007.

(Loss) Income from Continuing Operations before Minority Interest and Income Tax

Loss from continuing operations before minority interest increased by $4,626, from an income of $4,236 in fiscal 2007 to a loss of $390 in fiscal 2008.  The result of a decrease in net income was mainly due to a decrease in revenue, an increase in operating expenses and interest expenses, and a decrease in other income, as previously discussed.

Income Tax

Income tax provision decreased by $549, or 71.8%, from $765 in fiscal 2007 to $216 in fiscal 2008.  The decrease was primarily attributable to a loss suffered by our Singapore operations. The Singapore operations generated a loss of $1,135 in fiscal 2008 compared with a profit of $3,403 in fiscal 2007.

Minority Interest

As of June 30, 2008 we held a 55% interest in Trio-Tech Malaysia.  The minority interest for fiscal 2008, in the net income of subsidiaries, was $350, an increase of $187 compared to the minority interest of $163 for fiscal 2007.  The increase in the minority interest was attributable to the improvement in the net income generated from the Malaysia testing operation due to stronger market demands from our customers there.

Earnings per Share

The basic loss per share for fiscal 2008 decreased by $1.33 to a loss of $0.30 per share from an earning of $1.03 per share in fiscal 2007, and the diluted loss per share decreased by $1.32 to a loss of $0.30 per share from an earning of $1.02 per diluted share as compared to fiscal 2007.

Segment Information

The revenue, gross margin and income from each segment for fiscal 2008 and fiscal 2007, respectively, are presented below.  As the segment revenue and gross margin for each segment have been discussed in the previous section, only the comparison of income from operations is discussed below.

Manufacturing Segment

Manufacturing Segment	Years Ended June 30,
(In Thousands)	2008	2007

Revenue	$21,731	$24,056
Gross margin	14.8%	16.0%
Income (loss) from operations	$(46)	$965

Income from operations in the manufacturing segment decreased by $1,011, to a loss of $46 in fiscal 2008 from an operating income of $965 in fiscal 2007.  The decrease in operating income was attributable to a decrease of $641 in gross profit and an increase of $370 in operating expenses.  Operating expenses for the manufacturing segment were $3,263 and $2,893 for fiscal 2008 and 2007, respectively.  The increase in operating expenses was mainly attributable to the impairment loss of $87 related to certain machinery and equipment in our Singapore operation due to a decrease in our backlog and projected future sales.

Testing Segment

Testing Segment	Years End June 30,
(In Thousands)	2008	2007

Revenue	$18,172	$20,883
Gross margin	30.5%	37.5%
Income from operations	$427	$3,330

Income from operations in the testing segment in fiscal 2008 was $427, a decrease of 2,903 or 87.2%, compared to $3,330 in fiscal 2007.  The decrease was attributable to a drop in gross profit of $2,286 due to a decline in sales in the Singapore testing operation and an increase in operating expenses of $617.  The increase in operating expense was mainly due to an increase of $189 in impairment loss, from $175 in fiscal 2007 to $364 in fiscal 2008, as a result of the termination of the advanced burn-in testing service contract with one of our major customers.  The other contributing factor for the increase in operation expenses was an increase in payroll and related expenses in the testing segment in the Malaysia operation in order to handle the rise in sales volume there.

 Distribution Segment

Distribution Segment	Years Ended June 30,
(In Thousands)	2008	2007

Revenue	$411	$1,811
Gross margin	26.5%	18.2%
Loss from operations	$(249)	$(66)

Loss from operations in the distribution segment increased by $183 to $249 in fiscal 2008, compared to $66 for fiscal 2007.  The increase in operating loss was mainly due to a decrease in gross margin of $220, but partially offset by a decrease in operating expenses of $36 resulting from a decrease in commission expenses, which was a corresponding effect from the decrease in commissionable sales.

Corporate

The loss from operations for Corporate in fiscal 2008 and 2007 was as follows:

	Years Ended June 30,
(In Thousands)	2008	2007

Loss from operations	$(173)	$(32)

Corporate operating loss increased by $141 from $32 in fiscal 2007 to $173 in fiscal 2008.  In March 2008, we increased the corporate management fee which is based on the percentage of revenue imposed on all the subsidiaries due to a decrease in the revenue from subsidiaries.  The revenue percentage charged on subsidiaries is a reimbursement to the corporate office to cover its operating expenses. Management reviews this percentage periodically to make sure the amount charged is sufficient to cover its corporate expenses. In terms of dollar amount, there was an increase of $538 in the fees we imposed on all the subsidiaries in fiscal 2008 as compared to fiscal 2007. However, this increase was offset by an increase in corporate expenses, primarily due to an increase of $463 in stock option compensation expenses, as a result of the stock options granted in the second quarter of fiscal 2008.  The stock compensation expenses were included in the general and administrative expenses of Corporate.

Comparison of Fiscal 2007 and 2006

The following table presents certain data from the consolidated statements of income as a percentage of net sales for fiscal years 2007 and 2006 ended June 30:

	Years Ended June 30,
	2007	2006
Net Sales	100.0%	100.0%
Cost of Sales	74.3%	72.9%
Gross Margin	25.7%	27.1%

Operating Expenses
General and administrative	14.5%	22.4%
Selling	1.7%	2.6%
Research and development	0.1%	0.2%
Impairment loss	0.4%	0.2%
Loss (Gain) on disposal of PP&E	0.0%	0.1%
Total Operating Expenses	16.7%	25.5%

Income from Operations	9.0%	1.8%

Overall Revenue

The overall revenue is composed of the revenues from the manufacturing, testing and distribution segments.   The following table presents the components of the overall revenue realized in fiscal 2007 and 2006 in percentage format, respectively.

	Years Ended June 30,
	2007	2006
Revenues:
Manufacturing	51.5%	42.8%
Testing	44.7	49.7
Distribution	3.8	7.5
Total	100.00%	100.00%

Net sales for fiscal 2007 were $46,750, an increase of $17,651, or 60.6%, compared to $29,099 for fiscal 2006.  The increase in net sales can be discussed within three segments.

As a percentage of the total revenue, the revenue generated by the manufacturing segment in fiscal 2007 accounted for 51.5% of total sales, representing an increase of 8.7%, compared to 42.8% in fiscal 2006.  In terms of dollar amount, the revenue for fiscal 2007 was $24,056, reflecting an increase of $11,612, or 93.3%, compared to $12,444 for fiscal 2006.  We believe that the increase in revenue generated by the manufacturing segment was due to greater demand from the personal computer market in Asia, which in turn led to greater demand for our products.  The demand for our burn-in systems appeared to increase concurrently with the demand for more microprocessor chips in Southeast Asia.  The increase primarily resulted from an increase in demand from one of our major customers, which was a result of that customer’s growing share in the market for microprocessor chips.  Due to the competitive environment in the manufacturing segment, we anticipate that we will continue to implement our cost reduction plan by outsourcing a portion of our manufacturing process to outside suppliers, such as electrical and mechanical fabrication houses, and seek competitively priced materials.

The backlog in the manufacturing segment increased by 68.2%, from $3,729 in fiscal 2006 to $6,275 in fiscal 2007, correlative to the increase in demand for more high-speed microprocessor chips in Southeast Asia.

As a percentage of the total revenue, the revenue generated by the testing segment in fiscal 2007 accounted for 44.7% of total sales, a decrease of 5.0%, compared to 49.7% in fiscal 2006.  In terms of dollar amount, the revenue for fiscal 2007 was $20,883, reflecting an increase of $6,428, or 44.5%, compared to $14,455 for fiscal 2006.  The testing segment continued to show improvement in revenue compared to last fiscal year due to a hike in demand for testing services in Southeast Asia, which resulted from the strong economic growth and robust development in the electronics manufacturing industries in China.  The increase in revenue generated by the testing segment was the result of an improvement in performance by our testing operations in Southeast Asia.  Furthermore, our China operation in Suzhou started its testing operation in the second quarter of fiscal 2007, which contributed to this increase in testing revenue.  Demand for testing services varies from time to time depending on changes taking place in the market and our customers’ forecasts.  We anticipate that our customers will continue to request our services to perform “burn-in” on chips to be used in wireless handsets, automotive applications and wired communications, which chips are currently in high demand in their respective markets.

Backlog in the testing segment at June 30, 2007 was $6,452, a decrease of $5,578, or 46.4%, compared to $12,030 at June 30, 2007 due to a decrease in demand for testing services from one of our major customers in Singapore.

As a percentage of the total revenue, the revenue generated by the distribution segment in fiscal 2007 accounted for 3.8%, a decrease of 3.7%, compared to 7.5% in fiscal 2006.  In terms of dollar amount, revenue for fiscal 2007 was $1,811, a decrease of $389, or 17.7%, compared to $2,200 for fiscal 2006.  The decrease in revenue was mainly attributable to fewer bookings from customers resulting from what we believe is a saturation of equipment and electronic components in the current market. Product volume for the distribution segment depends on sales activities such as bookings, queries on products and backlog.  Equipment and electronic component sales are very competitive, as the products are readily available in the market.

We continued to focus our marketing efforts on Asia, as we believe that the recovery of equipment sales in that region is improving more rapidly than sales within the U.S.  Equipment sales in the U.S. continue to decline as we believe that many companies are still conservative in capital equipment spending.  The distribution operation located in Singapore will focus on selling Wet Process Stations primarily to research institutions and local universities

The backlog in the distribution segment at June 30, 2007 was $102, reflecting a decrease of $433, or 81.0%, compared to the backlog of $535 at June 30, 2006, due to a lower demand for back-end products, such as Vibration equipment, chambers and wafer fabricator.

Overall Gross Margin

Overall gross margin, as a percentage of net sales, dropped by 1.4% from 27.1% for fiscal 2006 to 25.7% for fiscal 2007.  The lower margin was due primarily to the fact that sales in terms of dollar amount from the manufacturing segment increased faster than the increase in sales in terms of dollar amount from the testing segment in fiscal 2007. This led to the fact that the manufacturing segment accounted for 51.5% of total sales and the testing segment accounted for 44.7%, while the gross margin in the manufacturing segment was lower than the gross margin in the testing segment.  In addition, the gross margin in the manufacturing segment decreased due to an increase in sales of low margin products, which was offset by the improvement in gross margin in the testing and distribution segments.  In terms of dollar amount, gross margin for fiscal 2007 was $12,022, an increase of $4,150, or 52.7%, compared to $7,872 for fiscal 2006, as a result of better sales performances by the manufacturing and testing segments.

Gross margin as a percentage of revenue in the manufacturing segment was decreased by 3.1%, from 19.1% in fiscal 2006 to 16.0% in fiscal 2007.  The decrease in the gross margin was due to an increase in sales of low margin burn-in systems pass-through products in fiscal 2007 compared with fiscal 2006.  Neither the increase in the absolute dollar amount of sales of burn-in boards and burn-in systems nor the increase in the quantity of burn-in systems sold in fiscal 2007 was sufficient to maintain or increase the gross margin in the manufacturing segment due to the decrease in sales prices for burn-in boards and burn-in systems as a result of strong competition in the market place.  However, the Company currently intends to continue manufacturing low-margin burn-in systems and boards in order to maintain market share of these products with its current customers.  In absolute amount, gross profits from the manufacturing segment in fiscal 2007 was $3,858, an increase of $1,478, or 62.1%, compared to $2,380 in fiscal 2006, as the result of an increase in revenue, as previously discussed.
Gross margin as a percentage of revenue in the testing segment improved by 2.3%, from 35.2% in fiscal 2006 to 37.5% in fiscal 2007.  In terms of dollar amount, gross margin in the testing segment in fiscal 2007 was $7,835, an increase of $2,743, or 53.9%, compared to $5,092 in fiscal 2006.  The increase in the gross margin was primarily due to higher sales volume with lower overhead costs, especially in the China operation.  Significant portions of our operating costs are fixed in the testing segment, thus as service demands rise and factory utilization increases, the fixed costs are spread over the increased output, which improves profit margin.  However, this was offset by a drop in the average selling price of services in the Singapore testing operation.  Our customers changed their demands and specifications for burn-in hours, which resulted in a lower average unit selling price for burn-in services.  We expect that the effect of such trend may be offset in the future by increases in our burn-in services for the faster microprocessor chips, the demand for which chips appears to be increasing.

Gross margin as a percentage of revenue in the distribution segment remained constant in fiscal 2007 and 2006 at 18.2%.  In terms of dollar amount, gross margin in the distribution segment decreased by 17.8%, from $400 for fiscal 2006 to $329 for fiscal 2007, due to a decrease in revenue, as previously discussed.

Operating Expenses

Operating expenses for fiscal years ended June 30, 2007 and 2006, respectively:

	Years Ended June 30,
(In Thousands)	2007	2006
General and administrative	$6,793	$6,514
Selling	$788	$718
Research and development	$69	$70
Impairment loss	$176	$61
Loss on disposal of PP&E	$(1)	$22
	$7,825	$7,385

General and administrative expenses increased by $279, or 4.3%, from $6,514 for fiscal 2006 to $6,793 for fiscal year 2007.  The increase was attributable to a hike in payroll and related expenses due to a rise in headcount in the Singapore operation and the China operation in Suzhou, and also an increase in general and administrative expenses in the Suzhou operation, which commenced its testing operations in the second quarter of fiscal 2007.  However, such an increase was offset by a decrease in bonus expenses in fiscal year 2007.  In fiscal year 2006, general and administrative expenses included directors’ and officers’ bonuses of $779 as a result of the gain related primarily to the sale of the property in Dublin, Ireland.  The Company had no comparable bonus expenses for fiscal 2007.

Selling expenses increased by $70, or 9.6%, to $788 for fiscal year 2007 from $718 for fiscal 2006, mainly due to an increase in the provision for warranty costs, traveling expenses related with sales efforts and commission expenses attributable to the increase in commissionable sales from the Singapore manufacturing segment in fiscal 2007, as compared to fiscal 2006.

Research and development was $69 for fiscal 2007, decreased slightly by $1, or 1.4%, from $70 for fiscal 2006.

Impairment loss increased by $115, or 188.5%, from $61 for fiscal 2006 to $176 for fiscal 2007.  The impairment loss consisted of machinery and equipment (pertaining to the Singapore operation) due to the decrease in demand for the slower speed microprocessor chips, as those of our existing burn-in facility assets used for testing such chips became obsolete.  Since there will be no future cash flows from those assets, the carrying value of these assets was written down to zero, and the impairment loss was recorded.  The Company reviews the carrying amount of assets held for use and those to be disposed of whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Loss on disposal of property, plant and equipment was $22 for fiscal 2006, which mainly resulted from the disposal of certain fixed assets at a loss.  The Company had no such loss for fiscal 2007.

Income from Operations

Income from operations as a percentage of total revenue improved by 7.3%, from 1.7% for fiscal 2006 to 9.0% for fiscal 2007.  In terms of dollar amount, income from operations increased by $3,710, or 762%, from $487 for fiscal 2006 to $4,197 for fiscal 2007, due to an increase in gross profit of $4,162, offset with a net increase in operating expenses of $452.

Interest Expenses

The interest expenses for fiscal years ended June 30, 2007 and 2006 were as follows:

	Years Ended June 30,
(In Thousands)	2007	2006

Interest expenses	$139	$142

Interest expenses decreased by $3, or 2.1%, for fiscal 2007, from $142 to $139 compared with fiscal 2006 due mainly to a lower usage of lines of credit facilities in the Singapore operation as the result of the improved cash flow from operating activities.

Other Income

Other income for fiscal years ended June 30, 2007 and 2006 was as follows:

	Years Ended June 30,
(In Thousands)	2007	2006
Other income	$178	$598

Other income decreased by $420, or 70.2%, from $598 for fiscal 2006 to $178 for fiscal 2007, primarily due to a decrease in interest income generated from short-term deposits and a decrease in other items, but offset by an increase in rental income and currency transactional gain.  Interest income in fiscal 2007 decreased by $64 due to a decrease in interest income generated from short-term deposits as the result of a decrease in short-term deposits throughout the year. The decrease in the short-term deposits was because the short-term deposits in fiscal year 2006 were from the proceeds from the sale of property in Dublin, Ireland, whereas there was no such activity in fiscal 2007.  Other items decreased by $436, which was mainly due to the reversal of a provision of $269 in the fourth quarter of fiscal year 2006 related to the value added tax assessment incurred in our Bangkok testing operation in fiscal 1996.  Also contributing to the decrease in other items was the provision for the value added tax of $115 for our China operation in Suzhou in fiscal 2007 due to a change in the local tax policy and a refund of $39 from the Ireland government in fiscal year 2006 due to redundant payments made in prior years by our Ireland testing operation prior to its closure. The Company had no similar other income in fiscal 2007.  Rental income, which consisted mainly of space in our Malaysia operation rented to outside vendors, increased by $27 from $87 for fiscal year 2006 to $114 for fiscal year 2007.  Currency transaction gain improved by $48, from a translation loss of $46 for fiscal 2006 to a translation gain of $2 for fiscal 2007, due to fluctuations in the exchange rates.

Income Tax

Income tax provision increased by $507, or 196.5%, from $258 in fiscal 2006 to $765 in fiscal 2007.  The increase was primarily attributable to higher taxable income generated from the Singapore location.  The Singapore operations generated a profit of $3,403 in fiscal 2007, up from $1,416 in fiscal 2006.  The income tax provision included a utilization of deferred tax assets of $160 in the Malaysia operation due to the utilization of the operating loss carried forward in fiscal 2007.  The Malaysia operations generated a profit of $520 in fiscal 2007, an increase of $420, as compared to $100 for fiscal 2006.  The reversal of deferred tax assets in Malaysia was offset by a reversal of the deferred tax liability of $226 in the Singapore operations.  The statutory income tax rate in Singapore decreased to 18% in fiscal 2007 from 20% in fiscal 2006.

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

Manufacturing Segment

Manufacturing Segment	Years Ended June 30,
(In Thousands)	2007	2006

Revenue	$24,056	$12,444
Gross margin	16.0%	19.1%
Loss from operations	$965	$(78)

Income from operations in the manufacturing segment increased by $1,043 to $965 in fiscal 2007 from an operating loss of $78 in fiscal 2006.  The improvement in operating profit was attributable to the $1,478 increase in gross profit, but offset by an increase in operating expenses of $435.  Operating expenses for the manufacturing segment were $2,893 and $2,458 for fiscal 2007 and 2006, respectively.  The increase in operating expenses was mainly attributable to an increase in payroll and related expenses as a result of the rise in headcount in the Singapore operations in fiscal 2007.

Testing Segment

Testing Segment	Years Ended June 30,
(In Thousands)	2007	2006

Revenue	$20,883	$14,455
Gross margin	37.5%	35.2%
Income from operations	$3,330	$1,454

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

Distribution Segment

Distribution Segment	Years Ended June 30,
(In Thousands)	2007	2006

Revenue	$1,811	$2,200
Gross margin	18.2%	18.2%
Loss from operations	$(66)	$(118)

Loss from operations in the distribution segment decreased from $118 in fiscal 2006 to $66 in fiscal 2007. Lower operating loss in fiscal year 2007 was attributable to a decrease in operating expenses of $123, but offset by a drop in gross profit of $71.  Operating expenses were $395 and $518 for fiscal 2007 and fiscal 2006, respectively.  The decrease in operating expenses was due to a decrease in provision for doubtful debts, as some doubtful debts from customers provided in fiscal 2006 were recovered in fiscal 2007, and lower commission expenses as a result of the decrease in commissionable sales.
Corporate

The loss from operations for Corporate for the fiscal years 2007 and 2006 were as follows:

Corporate	Years Ended June 30,
(In Thousands)	2007	2006

Loss from operations	$(32)	$(771)

Corporate operating loss decreased by $739, from fiscal 2006 to $32 in fiscal 2007.  Such decrease in corporate income was attributable to the fee imposed on all the subsidiaries on a fixed percentage of revenue, which income increased as the result of increased revenue from subsidiaries.  Another factor was operation expenses in fiscal 2006 included accrued director and corporate officer bonuses of $859 mainly attributable to bonuses based on the gain from the sale of real property in Dublin, Ireland.  The Company had no comparable bonuses for fiscal 2007.  The director and corporate officer bonuses were $350 in fiscal 2007 and $859 in fiscal 2006.

Liquidity Comparison

Comparison of Fiscal 2008 and 2007

Net cash provided by operating activities during fiscal 2008 was $1,905, a decrease of $6,033 from net cash flow of $7,938 in fiscal 2007. The decrease in net cash provided by operating activities in fiscal 2008 was primarily due to a decrease in net income of $4,264 in fiscal year 2008 as compared to net income of $3,308 in fiscal year 2007 and a decrease in operating assets and liabilities of $2,018 in fiscal year 2008.The net income for fiscal 2008 decreased by $4,264 to a loss of $956 as previously discussed. However, an increase in non-cash impairment loss of $274 and stock compensation of $463, which were included as adjustments to net income in fiscal 2008, offset the decrease in net cash provided by operating activities by an aggregate of $737 (positive cash flow).

Net cash used in investing activities increased by $2,603 to $5,271for fiscal 2008 from $2,668 for fiscal 2007.  The increase in net cash used by investing activities was primarily due to an increase in investment in China.  We invested an aggregate of $2,996 in Chongqing, China in fiscal 2008 to jointly develop with Jiasheng Property Development Co., Ltd. a 24.91 acre parcel and to purchase an office space of 827.2 square meters in Chongqing.  In the fourth quarter of 2008, we received a return of RMB 5,750; RMB 5,000 (approximately $729) in initial investment and an additional RMB 750 in profit.

Net cash provided by financing activities in fiscal 2008 was $1,818, representing an increase of $3,092 compared to the net cash used in financing activities of $1,274 in fiscal 2007.   The increase was mainly due to proceeds from the long-term bank loans of $3,822 entered into in fiscal 2008 as compared to bank loans of $6 in fiscal 2007.  However, this increase was offset primarily by an increase of $711 in repayment of bank loans and capital leases.

We believe we have the necessary financial resources to meet our projected cash requirement for at least the next twelve months.

Comparison of Fiscal 2007 and 2006

Net cash provided by operating activities during fiscal 2007 was $7,938, an increase of $8,788 from net cash outflows of $850 in fiscal 2006.  The increase in net cash provided by operating activities in fiscal 2007 was primarily due to the following reasons: an increase of $2,711 in income from continuing operations, an increase of $10, 460 in non-cash items and an increase of $4,076 in cash flow from changes in operating assets and liabilities.  The net income for fiscal 2007 decreased by $5,748 to $3,308 compared with $9,056 for fiscal 2006.  However, a non-cash gain of $8,909 from discontinued operations on the sale of property in Dublin, Ireland was included as an adjustment to net income in fiscal 2006.  Depreciation and amortization expenses as a non-cash item for fiscal 2007 also made a significant impact of $2,857 (positive cash flow).  Simultaneously, changes in the accounts receivables for fiscal 2007 resulted in a positive cash flow of $967 compared to a negative cash flow of $4,515 for fiscal 2006, which was reduced primarily by negative cash outflow of $276 from other assets.

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

Net cash used in financing activities increased by $228, from $1,046 for fiscal 2006 to $1,274 for fiscal 2007.  The increase was mainly due to a drop of $1,056 in proceeds from long-term bank loans and capital leases, and a decrease of $761 in proceeds from exercising stock options.  Furthermore, dividends paid to minority interests also increased by $14.  However, these were offset by (i) dividends of $323 paid to shareholders in fiscal 2007 compared to $1,608 in fiscal 2006; (ii) proceeds of $118 received in fiscal 2007 from a 10% shareholder from disgorgement of short-swing profits from prohibited transactions in our common shares pursuant to section 16(b) of the Securities and Exchange Act of 1934; (iii) a decrease of $104 in net payment on lines of credit; and (iv) a decrease of $96 in repayment of bank loans and capital leases.

We believe we have the necessary financial resources to meet our projected cash requirement for at least the next twelve months.

Capital Resources

Our working capital (defined as current assets minus current liabilities) has historically been generated primarily from the following sources: operating cash flow, availability under our revolving line of credit and short-term loans.  The working capital was $15,903 as of June 30, 2008, representing a decrease of $542, or 3.3%, compared to working capital of $16,445 as of June 30, 2007 mainly due to a decrease in cash, accounts receivables and an increase in notes payable as discussed above.

The majority of our capital expenditures are based on the demands from our customers, as we are operating in a capital intensive industry.  In the past three years, our capital expenditures ranged from $1.7 million to $3.4 million.  We financed our capital expenditures and other operating expenses through operating cash flows, our revolving line of credit and long-term debts.  While in fiscal 2008 we had no current outstanding borrowings under our revolving lines of credit, we obtained a loan of  $3,822 and capitalized leases of $96.

Our credit rating provides us with ready and adequate access to funds in global markets.  At June 30, 2008, we had available unused short-term lines of credit totaling $13,014.

Entity with	Type of	Interest	Expiration	Credit	Unused
Facility	Facility	Rate	Date	Limitation	Credit
Trio-Tech Malaysia	Line of Credit	Prime rate (6.75% as of June 30, 2008) plus 2.5% per annum	May 2009	$132	$132
Trio-Tech Bangkok	Line of Credit	Prime rate (6.5% as of June 30, 2008) plus 1% per annum	October 2008	139	139
Trio-Tech Singapore	Line of Credit	Prime rate (5.75% as of June 30, 2008) plus 0.25% per annum	May 2009	12,743	12,743
Total				$13,014	$13,014

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

Contractual Obligations

The following contractual obligations servicing table describes our overall future cash obligation based on various current contracts in the next five years:

	Payments Due by Period (at June 30, 2008) (In Thousands)
		Less than	1 - 3	After
	Total	1 Year	Years	3 Years
Notes Payable	3,023	1,403	1,620	-
Interest on Notes Payable	$188	$134	$54	$-
Capital Leases	249	106	143	-
Operating Leases	709	516	193	-
Total	$4,169	$2,159	$2,010	$-

Corporate Guarantee Arrangement

The Company provides a corporate guarantee of approximately $1,837 to one of its subsidiaries in Southeast Asia to secure line-of-credit and term loans from a bank to finance the operations of such subsidiary.  With the strong financial position of the subsidiary company, the Company believes this corporate guarantee arrangement will have no material impact on its liquidity or capital resources.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

Although the majority of our sales, cost of manufacturing and marketing are transacted in U.S. dollars, significant portions of our revenue are denominated in Singapore and Euro dollars, Malaysian ringgit, Thai baht, Chinese yuan and other currencies.  Consequently, a portion of our costs, revenue and operating margins may be affected by fluctuations in exchange rates, primarily between the U.S. dollar and such foreign currencies.  Our financial position and results of operations are also affected by fluctuations in exchange rates between reporting currency (which is in U.S. dollars) and functional currencies used in our operations.  Foreign currency translation adjustments resulted in an increase of $1,548 in fiscal 2008, an increase of $911 in fiscal 2007 and a decrease of $190 in fiscal 2006 to shareholders’ equity.

We try to reduce our risk of foreign currency fluctuations by purchasing certain equipment and supplies in U.S. dollars and seeking payment, when possible, in U.S. dollars.  However, we may not be successful in our attempts to mitigate our exposure to exchange rate fluctuations.  Those fluctuations could have a material adverse effect on the Company's financial results.

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

The interest rates on our loans range from 5.250% to 6.017% per annum.  These interest rates are subject to change and we cannot predict an increase or decrease in rates, if any. As of June 30, 2008, the outstanding aggregate principal balance on these loans was approximately $3,023.

Fiscal year ending June 30,	2009	2010	2011	Thereafter	Total	Fair Value
Loans:
Denominated in Singapore dollars; interest is at the bank’s prime rate (2.517% at June 30, 2008 and 2.4768% at June 30, 2007) plus 3.5% per annum	$54	-	-	-	$54	$54
Denominated in Singapore dollars; interest is at the bank's prime rate (4.25% at June 30, 2008 and 2007) plus 1% per annum	$1,349	$1,349	$271	-	$2,969	$2,969
Total	$1,403	$1,349	$271	$-	$3,023	$3,023

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this item is included in the Company's consolidated financial statements beginning on page 45 of this Annual Report on Form 10-K.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A (T) – CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer (the principal executive and principal financial officers, respectively, of the Company) of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2008, the end of the period covered by this Form 10-K.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2008.

Additionally, management has the responsibility for establishing and maintaining adequate internal control over financial reporting for the Company and thus also assessed the effectiveness of our internal controls over financial reporting as of June 30, 2008.  Management used the framework set forth in the report entitled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting.

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purpose in accordance with U.S. generally accepted accounting principles, and includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

2.
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and

3.
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal controls over financial reporting were effective as of June 30, 2008.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations.  Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures.  Internal control over financial reporting also can be circumvented by collusion or improper management override.  Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, the risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.

This annual report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B – OTHER INFORMATION

Not applicable.

PART III

The information required by Items 10 through 14 of Part III of this Form 10-K (information regarding our directors and executive officers, executive compensation, security ownership of certain beneficial owners, management, related stockholder matters, and certain relationships and related transactions and principal accountant fees and services, respectively) is hereby incorporated by reference from the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2008.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1 and 2)                                FINANCIAL STATEMENTS AND SCHEDULES:

The following financial statements, including notes thereto and the independent auditors' report with respect thereto, are filed as part of this Annual Report on Form 10-K, starting on page 49 hereof:

1.           Management’s Report on Internal Control over Financial Reporting
2           Report of Independent Public Registered Accounting Firm
3           Consolidated Balance Sheets
4.           Consolidated Statements of Income and Comprehensive Income
5.           Consolidated Statements of Shareholders' Equity
6.           Consolidated Statements of Cash Flows
7.           Notes to Consolidated Financial Statements

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

10.37
Real Estate Lease dated December 6, 2004 between Malaysian Industrial Estates Berhad and Trio Tech (Malaysia) SDN. BHD. for factory lot no. 4 Kawansan MIEL Sungai Way Baru (FTZ), Phase III Selangor Darul Ehsan.[Incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for June 30, 2005.]

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

10.49
Credit Facility Letter dated April 19, 2007, between Trio-Tech International Pte. Ltd, and Standard Chartered Bank. [Incorporated by reference to Exhibit 10. 49 to the Registrant’s Annual Report on Form 10-K for June 30, 2007.]

10.50
Real Estate Lease, dated February 20, 2006 between JTC Corporation and Trio-Tech International Pte Ltd for Block 1004 Toa Payoh North #01-08/09/10/11/12/13/14/15 (Ancillary).  [Incorporated by reference to Exhibit 10. 50 to the Registrant’s Annual Report on Form 10-K for June 30, 2007.]

10.51
Real Estate Lease, dated July 31, 2006 between JTC Corporation and Trio-Tech International Pte Ltd for Block 1004 Toa Payoh North #03-06/07 (Ancillary).  [Incorporated by reference to Exhibit 10. 51 to the Registrant’s Annual Report on Form 10-K for June 30, 2007.]

10.52
Real Estate Lease, dated September 26, 2006 between JTC Corporation and Trio-Tech International Pte Ltd for Block 1004 Toa Payoh North #03-01/02/03.  [Incorporated by reference to Exhibit 10. 52 to the Registrant’s Annual Report on Form 10-K for June 30, 2007.]

10.53	Real Estate Lease, dated September 26, 2006 between JTC Corporation and Trio-Tech International Pte Ltd for Block 1004 Toa Payoh North #03-16.

10.54
Real Estate Lease, dated October 11, 2006 between JTC Corporation and Trio-Tech International Pte Ltd for Block 1004 Toa Payoh North #04-08/09/10.  [Incorporated by reference to Exhibit 10. 54 to the Registrant’s Annual Report on Form 10-K for June 30, 2007.]

10.55
Real Estate Lease, dated October 26, 2006 between JTC Corporation and Trio-Tech International Pte Ltd for Block 1004 Toa Payoh North #07-01/02/03/04/08/06/07 and its ancillary sites.  [Incorporated by reference to Exhibit 10. 55 to the Registrant’s Annual Report on Form 10-K for June 30, 2007.]

10.56
Real Estate Lease, dated May 2, 2007 between JTC Corporation and Trio-Tech International Pte Ltd for Block 1004 Toa Payoh North #04-17, #04-14/15/16 and #03-08/09/10.  [Incorporated by reference to Exhibit 10. 56 to the Registrant’s Annual Report on Form 10-K for June 30, 2007.]

10.57
Real Estate Lease, dated December 20, 2005 between JTC Corporation and Trio-Tech International Pte Ltd for Block 1008 Toa Payoh North #03-07/08 (Ancillary).   [Incorporated by reference to Exhibit 10. 57 to the Registrant’s Annual Report on Form 10-K for June 30, 2007.]

10.58
Real Estate Lease, dated May 9, 2006 between JTC Corporation and Trio-Tech International Pte Ltd for Block 1008 Toa Payoh North #03-09/10/11/12/14/15/16/17.  [Incorporated by reference to Exhibit 10. 58 to the Registrant’s Annual Report on Form 10-K for June 30, 2007.]

10.59
Real Estate Lease, dated July 20, 2006 between JTC Corporation and Trio-Tech International Pte Ltd for Block      1008  Toa Payoh North #01-08.  [Incorporated by reference to Exhibit 10. 59 to the Registrant’s Annual Report on Form 10-K for June 30, 2007.]

10.60
Real Estate Lease, dated September 22, 2006 between JTC Corporation and Trio-Tech International Pte Ltd for Block 1008 Toa Payoh North #02-03/04/05/06.  [Incorporated by reference to Exhibit 10. 60 to the Registrant’s Annual Report on Form 10-K for June 30, 2007.]

10.61
Real Estate Lease, dated September 22, 2006 between JTC Corporation and Trio-Tech International Pte Ltd for Block 1008 Toa Payoh North #02-18.  [Incorporated by reference to Exhibit 10. 61 to the Registrant’s Annual Report on Form 10-K for June 30, 2007.]

10.62
Real Estate Lease, dated January 18, 2007 between JTC Corporation and Trio-Tech International Pte Ltd for Block 1008 Toa Payoh North #07-01.  [Incorporated by reference to Exhibit 10. 62 to the Registrant’s Annual Report on Form 10-K for June 30, 2007.]

10.63
Real Estate Lease, dated January 29, 2007 between JTC Corporation and Trio-Tech International Pte Ltd for Block 1008 Toa Payoh North #07-17/18 and its ancillary site. * [Incorporated by reference to Exhibit 10. 63 to the Registrant’s Annual Report on Form 10-K for June 30, 2007.]

10.64
Real Estate Lease, dated February 21, 2007 between JTC Corporation and Universal (Far East) Pte Ltd for Block 1008 Toa Payoh North #01-09/10/11. [Incorporated by reference to Exhibit 10. 64 to the Registrant’s Annual Report on Form 10-K for June 30, 2007.]

10.65
Real Estate Lease, dated August 2, 2007 between JTC Corporation and Universal (Far East) Pte Ltd for Block 1008 Toa Payoh North #02-17. [Incorporated by reference to Exhibit 10. 65 to the Registrant’s Annual Report on Form 10-K for June 30, 2007.]

10.66
Real Estate Lease, dated August 2, 2006 between Ascendas-Xinsu Development (Suzhou) Co., Ltd. and Trio Tech(SIP) Co., Ltd. for Block A #04-13/16 No. 5 Xing Han Street in Suzhou Industrial Park, China 215021.  [Incorporated by reference to Exhibit 10. 66 to the Registrant’s Annual Report on Form 10-K for June 30, 2007.]

10.67
Real Estate Lease, dated August 16, 2006 between Ascendas-Xinsu Development (Suzhou) Co., Ltd. and Trio Tech (SIP) Co., Ltd. for Block A #04-11/12 No. 5 Xing Han Street in Suzhou Industrial Park, China 215021. Incorporated by reference to Exhibit 10. 67 to the Registrant’s Annual Report on Form 10-K for June 30, 2007.]

10.68
Credit Facility Letter dated April 4, 2007, between Trio Tech (Malaysia) Sdn Bhd and CIMB Bank (formerly knownas Bumiputra-Commerce Bank Berhad)  [Incorporated by reference to Exhibit 10. 68 to the Registrant’s Annual Report on Form 10-K for June 30, 2007.]

10.69
 Credit Facility Letter dated May 21, 2007, between Trio Tech (Malaysia) Sdn Bhd and HSBC Bank Malaysia Berhad. [Incorporated by reference to Exhibit 10. 69 to the Registrant’s Annual Report on Form 10-K for June 30, 2007.]

10.70
Land Development Agreement dated August 27, 2007 between Trio Tech (Chongqing) Co. Ltd. and JiaSheng Real Property Development Ltd. [Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8K dated August 30, 2007.]

10.71
Real Estate Lease, dated August 2, 2006 between Charmant Belt Inc. and Trio-Tech International (U.S. office) for     16139 Wyandotte street, Van Nuys, CA 91406. [Incorporated by reference to Exhibit 10. 2 to the Registrant’s Quarterly Report on Form 10-Q for December 31, 2007.]

10.72
Sales and purchase agreement, dated January 4, 2008, between Trio-Tech (Chongqing) Co. Ltd AND MaoYe Property Ltd. for office units at Jiang Bei No. 21 Road, Chongqing, China. [Incorporated by reference to Exhibit 10. 1 to the Registrant’s Quarterly Report on Form 10-Q for December 31, 2007.]

10.73	Real Estate Lease dated October 27, 2007 between JTC Corporation and Trio-Tech International Pte. Ltd. for Unit#04-11/12 BLK1004 Toa Payoh North. *

10.74	Real Estate Lease dated September 20, 2007 between JTC Corporation and Trio-Tech International Pte. Ltd. for Unit#04-11/12 BLK1004 Toa Payoh North Industry Estate Singapore 318995 *

10.75	Real Estate Lease dated August 15, 2007 between Lijing Corporation and Trio-Tech (Chongqing) Co. Ltd for Unit#26-04/05 in Chongqing China *

10.76	Real Estate Lease dated August 31, 2007 between Shanghai (Waigaoqiao) FTZ New Development Company Ltd. and Trio-Tech (ShangHai) Co. Ltd for No. 273 Debao Road Factory No. 58 in Shanghai China *

10.77
Real Estate Lease dated May 9, 2008, between Chongqing JiangBei Weige Bridal and Trio-Tech (Chongqing) Co., Ltd. for JiangBei MaoYe DongFang Square No. 31st floor 15 units of floor space in Shanghai China *

10.78	Credit Facility Letter dated August 24, 2008, between Trio-Tech (M) Sdn Bhd and CIMB Bank Malaysia Berhad*

21.1	Subsidiaries of the Registrant (100% owned by the Registrant except as otherwise stated):

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

TRIO-TECH INTERNATIONAL

By /s/ Victor H. M. Ting
   VICTOR H.M. TING
   Vice President and
   Chief Financial Officer
                                     Date: September 26, 2008

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

/s/ A. Charles Wilson	September 26, 2008
    A.Charles Wilson, Director
    Chairman of the Board

/s/ S. W. Yong, Director	September 26, 2008
    S. W. Yong, Director
    President, Chief Executive Officer
    (Principal Executive Officer)

/s/ Victor H.M. Ting	September 26, 2008
    Victor H.M. Ting
    Vice President, Chief Financial Officer
    (Principal Financial Officer)

/s/ Jason T. Adelman	September 26, 2008
    Jason T. Adelman, Director

/s/ Richard M. Horowitz	September 26, 2008
     Richard M. Horowitz, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Trio-Tech International
Van Nuys, California

We have audited the accompanying consolidated balance sheets of Trio-Tech International and Subsidiaries (the “Company”) as of June 30, 2008 and 2007, and the related consolidated statements of operations and comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended June 30, 2008. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trio-Tech International and Subsidiaries at June 30, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

BDO Raffles

_/s_/ BDO Raffles

Singapore
September 26, 2008

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT NUMBER OF SHARES)
	June 30,	June 30,
	2008	2007
ASSETS

CURRENT ASSETS:
Cash	$6,600	$7,135
Short-term deposits	7,746	7,815
Trade accounts receivable, less allowance for doubtful	5,702	7,410
accounts of $51 and $42
Other receivables	796	245
Inventories, less provision for obsolete inventory
of $880 and $781	2,449	1,946
Prepaid expenses and other current assets	138	122
Total current assets	23,431	24,673

INVESTMENT IN CHINA	2,267	-
PROPERTY, PLANT AND EQUIPMENT, Net	8,136	7,458
OTHER INTANGIBLE ASSETS, Net	112	212
OTHER ASSETS	813	445
TOTAL ASSETS	$34,759	$32,788

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Lines of credit	$-	$-
Accounts payable	2,586	2,265
Accrued expenses	3,036	4,354
Income taxes payable	397	948
Current portion of bank loans payable	1,403	536
Current portion of capital leases	106	125
Total current liabilities	7,528	8,228

BANK LOANS PAYABLE, net of current portion	1,620	139
CAPITAL LEASES, net of current portion	143	155
DEFERRED TAX LIABILITIES	510	373
OTHER NON-CURRENT LIABILITIES	9	-

TOTAL LIABILITIES	$9,810	$8,895

MINORITY INTEREST	2,808	2,459

SHAREHOLDERS' EQUITY:
Common Stock; no par value, 15,000,000 shares authorized;
3,226,430 and 3,225,930 shares issued and outstanding	10,362	10,361
at June 30, 2008 and 2007, respectively
Paid-in capital	928	460
Accumulated retained earnings	8,825	10,135
Accumulated other comprehensive loss-translation adjustments	2,026	478
Total shareholders' equity	22,141	21,434
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$34,759	$32,788

See accompanying notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
	Years Ended June 30,
	2008	2007	2006
Revenue
Products	$22,142	$25,867	$14,644
Services	18,172	20,883	14,455
	40,314	46,750	29,099
Cost of Sales
Cost of products sold	18,816	21,679	11,864
Cost of services rendered	12,623	13,049	9,363
	31,439	34,728	21,227

Gross Margin	8,875	12,022	7,972

Operating Expenses
General and administrative	7,844	6,793	6,514
Selling	645	788	718
Research and development	55	69	70
Impairment loss	450	176	61
(Gain) Loss on disposal of property, plant and equipment	(78)	(1)	22
Total Operating Expenses	8,916	7,825	7,385

(Loss) Income from Operations	(41)	4,197	487

Other Income (Expenses)
Interest expense	(296)	(139)	(142)
Other income	(53)	178	598
Total Other Income (Expense)	(349)	39	456

(Loss) Income from Continuing Operations
before Income Tax	(390)	4,236	943

Income Tax Provision	216	765	258

(Loss) Income from Continuing Operations before
Minority Interest	(606)	3,471	685

Minority interest	(350)	(163)	(88)

(Loss) Income from Continuing Operations	(956)	3,308	597

Discontinued Operations (Note 18)
Income from discontinued operations	-	-	8,459

Net (Loss) Income Attributed to Common Shares	$(956)	$3,308	$9,056

BASIC EARNINGS PER SHARE:
Basic earnings per share from continuing operations	$(0.30)	$1.03	$0.19
Basic earnings per share from discontinued operations	-	-	2.72
Basic earnings per share	$(0.30)	$1.03	$2.91

DILUTED EARNINGS PER SHARE:
Diluted earnings per share from continuing operations	$(0.30)	$1.02	$0.19
Diluted earnings per share from discontinued operations	-	-	2.71
Diluted earnings per share	$(0.30)	$1.02	$2.90

Weighted Average Shares Outstanding
Basic	3,226	3,223	3,113
Diluted	3,226	3,233	3,126

COMPREHENSIVE INCOME:
Net income	(956)	3,308	9,056
Foreign currency translation adjustment	1,548	911	(190)

COMPREHENSIVE INCOME	$592	$4,219	$8,866

See accompanying notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (IN THOUSANDS)
	Common Stock		Additional Paid-in	Retained Earnings/ Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance, June 30, 2005	2,974	$9,554	$284	$(298)	$(243)	$9,297

Cash received from stock
options exercised	243	784				837
Stock option expenses			53
Net income				9,056		9,056
Dividend declared				(1,608)		(1,608)
Translation adjustment					(190)	(190)

Balance, June 30, 2006	3,217	10,338	337	7,150	(433)	17,392

Cash received from stock
options exercised	9	23				146
Stock option expenses			123			0
Net income				3,308		3,308
Dividend declared				(323)		(323)
Translation adjustment					911	911

Balance, June 30, 2007	3,226	10,361	460	10,135	478	21,434

Cash received from stock	-	1				1
options exercised						468
Stock option expenses			468
Net loss				(956)		(956)
Dividend declared				(354)		(354)
Translation adjustment					1,548	1,548

Balance, June 30, 2008	3,226	$10,362	$928	$8,825	$2,026	$22,141

See accompanying notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (IN THOUSANDS)
	Years Ended June 30,
	2008	2007		2006
Cash Flow from Operating Activities
Net income (loss)	$(956)	$3,308		$9,056
Adjustments to reconcile from net income to
net cash flow provided by (used in) operating activities
Depreciation and amortization	2,715	2,857		1,758
Bad debts expense, net	9	141		175
Inventory provision	98	333		20
Accrued interest expense net accrued interest income	(128)	(109)		(199)
Impairment loss	450	176		61
Stock compensation	468	5		53
Gain on sale of property - discontinued operations	-	-		(8,909)
(Gain) Loss on sale of equipment	(78)	(1)		13
Deferred tax provision	(119)	(49)		(4)
Minority interest	350	163		88
Changes in operating assets and liabilities,
net of acquisition effects
Accounts receivables	1,699	967		(4,515)
Other receivables	(551)	61		(157)
Other assets	(152)	(276)		(31)
Inventories	(601)	168		(883)
Prepaid expenses and other liabilities	(16)	48		(94)
Accounts payable and accrued liabilities	(997)	(235)		2,575
Other payables	9	-		-
Income tax payable	(295)	381		143
Net cash provided (used) by operating activities	1,905	7,938		(850)

Cash Flow from Investing Activities
Proceeds from short-term deposits matured	29,499	19,728		20,409
Investments in short-term deposits	(29,252)	(19,595)		(24,838)
Additions to property, plant and equipment	(3,357)	(2,812)		(1,255)
Acquisition of a company in China		-		(138)
Investment in Chongqing, China	(2,267)	-		-
Proceeds from sale of equipment-continuing operations	106	11		154
Proceeds from sale of property-discontinued operations	-	-		8,401
Net cash used (provided) by investing activities	(5,271)	(2,668	) (2,628)	2,733

Cash Flow From Financing Activities
Net borrowings (payments) on lines of credits	-	(116)		(220)
Repayment of bank loans and capital leases	(1,651)	(940)		(1,036)
Proceeds from long-term bank loans and capital leases	3,822	6		1,062
Proceeds from exercising stock options	1	23		784
Proceeds from 10% shareholder on the short swing profit of the company stock	-	118		-
Dividends paid to minority interest	-	(42)		(28)
Dividends paid to shareholders	(354)	(323)		(1,608)
Net cash used (provided) by financing activities	1,818	(1,274)		(1,046)

Effect of Changes in Exchange Rate	1,013	588		275

NET INCREASE IN CASH	(535)	4,584		1,112
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,135	2,551		1,439
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,600	$7,135		$2,551

Supplementary Information of Cash Flows
Cash paid during the period for:
Interest	$248	$137		$142
Income taxes	$745	$398		$2,197

Capital lease of property, plant and equipment	$96	$52		$290

          See accompanying notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2008, 2007 AND 2006 (IN THOUSANDS, EXCEPT PER SHARE AND NUMBER OF SHARES)

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Basis of Presentation and Principles of Consolidation Trio-Tech International (“the Company” or “TTI” hereafter) was incorporated in fiscal 1958 under the laws of the State of California.  TTI provides third-party semiconductor testing and burn-in services primarily through its laboratories in Southeast Asia. In addition, TTI operates testing facilities in the United States.  The Company also designs, develops, manufactures and markets a broad range of equipment and systems used in the manufacturing and testing of semiconductor devices and electronic components. TTI conducts business in three business segments: Testing Services, Manufacturing and Distribution.  TTI has subsidiaries in the U.S., Singapore, Malaysia, Thailand, and China as follows:

	Ownership	Location
Express Test Corporation (Dormant)	100%	Van Nuys, California
Trio-Tech Reliability Services (Dormant)	100%	Van Nuys, California
KTS Incorporated, dba Universal Systems (Dormant)	100%	Van Nuys, California
European Electronic Test Centre	100%	Dublin, Ireland
(Operation ceased on November 1, 2005)
Trio-Tech International Pte., Ltd.	100%	Singapore
Universal (Far East) Pte., Ltd.	100%	Singapore
Trio-Tech Thailand	100%	Bangkok, Thailand
Trio-Tech Bangkok	100%	Bangkok, Thailand
Trio-Tech Malaysia	55%	Penang and Selangor, Malaysia
Trio-Tech Kuala Lumpur – 100% owned by Trio-Tech Malaysia	55%	Selangor, Malaysia
Prestal Enterprise Sdn. Bhd.	76%	Selangor, Malaysia
Trio-Tech (Suzhou) Co., Ltd.	100%	Suzhou, China
Trio-Tech (Shanghai) Co., Ltd.	100%	Shanghai, China
Trio-Tech (Chongqing) Co., Ltd.	100%	Chongqing, China

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

The Company translates assets and liabilities of its subsidiaries outside the U.S. into U.S. dollars using the rate of exchange prevailing at the balance sheet date, and the statement of income is translated at average rates during the reporting period.  Adjustments resulting from the translation of the subsidiaries’ financial statements from foreign currencies into U.S. dollars are recorded in shareholders' equity as part of accumulated comprehensive loss - translation adjustments.  Gains or losses resulting from transactions denominated in currencies other than functional currencies of the Company’s subsidiaries are reflected in income for the reporting period.

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

In the first quarter of fiscal year 2008, the Company’s Singapore operation reversed approximately $270 in employee bonuses payable that were accrued during the fiscal year ended June 30, 2007.  The provision for bonuses was based on the Company’s policy and guidelines related to bonuses, the financial results of the Singapore operation, group objectives and individual employee performance set up at the beginning of fiscal year 2007 and employee headcount on June 30, 2007.  According to the Company’s guidelines, the Singapore operation accrued $1,110 in bonuses payable, and 420 employees were covered under the bonus provision.

Prior to the time for payment of bonuses accrued, the Company determined (a) that in the first quarter of fiscal year 2008, 51 (12.4%) employees on the bonus list for fiscal year 2007 had left the Company and thus were not entitled to such bonuses, and (b) based on the employee performance review conducted at the end of September 2007, management noted that among more than 350 employees who were still on the bonus list, a number of employees did not qualify for the bonus of the full three months of base salary.  As a result of combining the aforementioned factors, bonuses totaling $270 were over-accrued.  Accordingly, the over-provision of $270 was reversed in the first quarter of fiscal 2008 as a result of the change in estimate.  This change in estimate increased the net income for fiscal 2008 by $270, or $0.08 per diluted share.

In addition, during fiscal 2008, the Singapore operation reversed commission expenses of $97. A portion of the commission payable by the Company is based on the estimated profit margin of sales when sales are recorded.  Management reviews the commission liability periodically with the appropriate personnel.  When the actual profit margin is lower than expected, the accrued commission liability should be reduced and the commission expenses should be reversed accordingly.  Based on management review in fiscal 2008, it was determined that the actual profit margin for some sales was less than expected due to an increase in unexpected service expenses following the sales. Accordingly, the Company reversed $97 in commissions.  This change in estimate increased the net income for fiscal 2008 by $97, or $0.03 per diluted share.

In the third quarter of fiscal 2008, one of the Company’s major customers sent a notice to the Company that, starting from April 1, 2008, their advanced burn-in testing service contract with the Company would cease.  After receiving such notice, management performed an impairment test on the advanced burn-in testing assets utilized in connection with that contract and decided to write down the book value of these assets to zero.  The Company recorded an impairment loss of $220 on the advanced burn-in testing equipment, which will not be recoverable.

During fiscal 2007, management determined that the useful life of the fixed assets for smart burn-in projects was shorter than originally expected.  Revised useful life of these assets resulted in an additional depreciation expense of $224, or $0.07 per diluted share, in fiscal 2007. The additional depreciation related to these fixed assets for fiscal year 2008 was $449, and these fixed assets were fully depreciated as of June 30, 2008.

Revenue Recognition — Revenue derived from testing services is recognized when testing services are rendered. Revenues generated from sales of products in the manufacturing and distribution segments are recognized when persuasive evidence of an arrangement exists, delivery of the products has occurred, customer acceptance has been obtained (which means the significant risks and rewards of ownership have been transferred to the customer), the price is fixed or determinable and collectability is reasonably assured.  Certain products sold (in the manufacturing segment) require installation and training to be performed.

Revenue from product sales is also recorded in accordance with the provisions of Emerging Issues Task Force (EITF) Statement 00-21 Revenue Arrangements with Multiple Deliverables and Staff Accounting Bulletin (SAB) 104 Revenue Recognition in Financial Statements which generally requires revenue earned on product sales involving multiple-elements to be allocated to each element based on the relative fair values of those elements.  Accordingly, the Company allocates revenue to each element in a multiple-element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold and specifically defined in a quotation or contract.  The Company allocates a portion of the invoice value to products sold and the remaining portion of invoice value to installation work in proportion to the fair value of products sold and installation work to be performed.   Training elements are valued based on hourly rates, which the Company charges for these services when sold apart from product sales.  The fair value determination of products sold and the installation and training work is also based on our specific historical experience of the relative fair values of the elements if there is no easily observable market price to be considered. In fiscal 2008 and 2007, the installation revenues generated in connection with product sales were immaterial and included in the product sales revenue line on the consolidated statements of income. The Company estimates an allowance for sales returns based on historical experience with product returns.

Accounts Receivable and Allowance for Doubtful Accounts — During the normal course of business, the Company extends unsecured credit to its customers.  Typically, credit terms require payment to be made between 30 to 60 days from the date of the sale.  We do not require collateral from our customers.  The Company maintains its cash accounts at credit worthy financial institutions.

The Company regularly evaluates and monitors the creditworthiness of each customer on a case-by-case basis.  The Company includes any account balances that are determined to be uncollectible, along with a general reserve, in the overall allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  Based on the information available to management, the Company believed that its allowance for doubtful accounts was adequate as of June 30, 2008.

Warranty Costs — The Company provides for the estimated costs that may be incurred under its warranty program at the time the sale is recorded.  The Company estimates warranty costs based on the historical rates of warranty returns.  The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.

Short Term Deposits — Short-term deposits consist of bank balances and interest bearing deposits having maturity of 1 to 12 months.  As of June 30, 2008, the Company held approximately $1,277 of short-term deposits in the Company’s 55% owned Malaysian subsidiary, all of which were denominated in the currency of Malaysia.  The entire amount is available for dividend distribution, which is subject to the sufficiency requirement of retained earnings under Malaysia laws and regulations.  As of June 30, 2008, the Company held approximately $6 of short-term deposits as reserved funds in the Company’s 100% owned Trio Tech Thailand, which was denominated in the currency of Thailand.  This amount is not available for dividend distribution according to Thailand regulations.

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

Maintenance, repairs and minor renewals are charged directly to expense as incurred.  Additions and improvements to property and equipment are capitalized.  When assets are disposed of, the related cost and accumulated depreciation thereon are removed from the accounts and any resulting gain or loss is included in the statement of operations.

Other Intangible Assets — In accordance with FASB No. 141 (Revised 2007), Business Combinations, the Company identified a customer relationship as the only intangible asset with a finite life of five years during the process of acquiring the testing business in Malaysia in July 2005.  The estimated fair value of this intangible asset was approximately $482 and is being amortized over a five-year period on a straight-line basis.  No impairment loss was recorded during fiscal 2008, 2007 and 2006.

Impairment of Long-Lived Assets — The Company applies the provisions of Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), to property, plant and equipment, and other intangible assets such as customer relationships.  SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets.  Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

In fiscal 2008, the Company recorded an impairment loss of approximately $450 based on its examination of future undiscounted cash flows, which were generated by the subsidiaries where certain long-lived assets (certain fixed assets) were used.  Of such amount, an impairment loss of $5 was recorded in the second quarter of fiscal year 2008, which related to the assets held for sale in Malaysia that was sold in the fourth quarter of fiscal 2008, and impairment loss of $316 was for certain advanced burn-in testing equipment located in the Singapore operation utilized in connection with the contract that was terminated, and also due to a decrease in our testing backlog and projected future sales in our Singapore operation. An additional $72 of impairment loss was for the burn-in board testing service in our Shanghai operation in China due to the change in demand for certain burn-in testing services, which in turn made certain of our existing burn-in facilities obsolete.  A further impairment loss of $57 was for building renovations for certain testing projects due to a decrease in orders from the same major customer in our Shanghai operation in China.

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

Leases — The Company leased certain property, plant and equipment in the ordinary course of business.  The leases had varying terms.  Some may have included renewal and/or purchase options, escalation clauses, restrictions, penalties or other obligations that the Company considered in determining minimum lease payments.  The leases were classified as either capital leases or operating leases, as appropriate. The Company records monthly rent expense equal to the total amount of the payments due in the reporting period over the lease term in accordance with accounting principles accepted by the United States of America.  The difference between rent expense recorded and the amount paid is credited or charged to deferred rent, which is included in accrued expenses in the accompanying balance sheet.

Management expects that in the normal course of business, operating leases will be renewed or replaced by other leases.  The future minimum operating lease payments, for which the Company is contractually obligated as of June 30, 2008, are disclosed in the notes to the financial statements.

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

Comprehensive Income (Loss) — The Company adopted Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income, (“SFAS No. 130”) issued by the FASB.  SFAS No. 130 establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of general-purpose financial statements. The Company has chosen to report comprehensive income (loss) in the statements of operations and comprehensive income (loss).  Comprehensive income (loss) is comprised of net income (loss) and all changes to shareholders’ equity except those due to investments by owners and distributions to owners.

Income Taxes — The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards No 109, Accounting for Income Taxes (“SFAS No. 109”).  SFAS No. 109 requires an entity to recognize deferred tax liabilities and assets.  Deferred taxes assets and liabilities are recognized for the future tax consequence attributable to the difference between the tax bases of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in future years.  Further, the effects of enacted tax laws or rate changes are included as part of deferred tax expenses or benefits in the period that covers the enactment date.  Management believed that it was more likely than not that the future benefits from these timing differences would not be realized.  Accordingly, a full valuation allowance was provided as of June 30, 2008 and 2007.

For U.S. income tax purposes no provision has been made for U.S. taxes on undistributed earnings of overseas subsidiaries with which the Company intends to continue to reinvest.  It is not practicable to estimate the amount of additional tax that might be payable on the foreign earnings if they were remitted as dividends or lent to the Company, or if the Company should sell its stock in the subsidiary.  However, the Company believes that the existing U.S. foreign tax credits and net operating losses available would substantially eliminate any additional tax effects.

Retained Earnings — It is the intention of the Company to reinvest earnings of its foreign subsidiaries in the operations of those subsidiaries.  Accordingly, no provision has been made for U.S. income and foreign withholding taxes that would result if such earnings were repatriated.  These taxes are undeterminable at this time.  The amount of earnings retained in subsidiaries was
$15,439 and $15,363 at June 30, 2008 and 2007, respectively.

Research and Development Costs — The Company incurred research and development costs of $55 in fiscal 2008, $69 in fiscal 2007, and $70 in fiscal 2006, which were charged to operating expenses as incurred.

Stock Based Compensation — Effective July 1, 2005, the Company adopted the fair value recognition provisions under SFAS No. 123R Share Based Payments, using the modified prospective application method. Under this transition method, compensation cost recognized during the twelve months ended June 30, 2008 included the applicable amounts of: (a) compensation cost of all share-based payments granted prior to, but not yet vested as of, July 1, 2005 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123) and (b) compensation cost for all share-based payments granted subsequent to June 30, 2005.

Earnings per Share —  Computation of basic earnings per share is conducted by dividing net income available to common shares (numerator) by the weighted average number of common shares outstanding (denominator) during a reporting period.  Computation of diluted earnings per share gives effect to all dilutive potential common shares outstanding during a reporting period.  In computing diluted earnings per share, the average market price of common shares for a reporting period is used in determining the number of shares assumed to be purchased from the exercise of stock options.  In fiscal year 2008, all the outstanding options were excluded in the computation of diluted EPS since they were anti-dilutive. In fiscal year 2007, no options were excluded in the determination of common shares equivalents, because the average market price of common shares was greater than the exercise price of the stock options.  The resulting common shares equivalents were approximately 10,000 shares. In fiscal year 2006, no options were excluded in the determination of common shares equivalents, because the average market price of common shares was greater than the exercise price of the stock options. The resulted common shares equivalents were approximately 13,000 shares.

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

2.           NEW ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect the implementation of this statement to have an impact on its results of operations or financial position.

In March 2008, The Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect the implementation of this statement to have a material impact on its results of operations or financial position.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159.   SFAS No. 159 permits, but does not require, entities to choose to measure eligible items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided that a company also elects to apply the provisions of SFAS No. 157, Fair Value Measurements.  Management is in the process of assessing if this statement will have a material impact on the Company’s financial statements once adopted.

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

3.           INVENTORIES

Inventories consisted of the following:

	June 30,	June 30,
	2008	2007

Raw materials	$1,297	$1,295
Works in progress	1,797	1,210
Finished goods	235	222
Provision for obsolete inventory	(880)	(781)
	$2,449	$1,946

4.           STOCK OPTIONS

As of June, 2008, the Company had outstanding stock options covering 12,550 shares of Common Stock granted under the 1998 Employee Option Plan. This plan was terminated on December 2, 2005 by the Company’s Board of Directors.

On September 24, 2007, the Company’s Board of Directors unanimously adopted the 2007 Employee Stock Option Plan and the 2007 Directors Equity Incentive Plan, each of which was approved by the Company’s shareholders on December 3, 2007.  The 2007 Employee Stock Option Plan provides for awards of up to 300,000 shares of the Company’s Common Stock to employees, consultants and advisors in the form of incentive stock options and options not qualifying for favorable tax treatment under Section 422 of the Internal Revenue Code of 1986, as amended (“non-qualified options”).  The 2007 Directors Equity Incentive Plan provides for awards of up to 200,000 shares of the Company’s Common Stock to the members of the Board of Directors in the form of non-qualified options and restricted stock. These two plans are administered by the Board, which also establishes the terms of the awards.

Effective July 1, 2005, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard No. 123R, Share-Based Payment (SFAS No 123R), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to the Company’s employees and directors including stock options and employee stock purchases.  Stock-based compensation expense for stock options and employee stock purchases granted subsequent to July 1, 2005 was based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.  During the process of estimating the fair value of the stock options granted and recognizing share-based compensation, the following assumptions were adopted.

Assumptions

The disclosure of the above fair value for these awards was estimated using the Black-Scholes option pricing model with the following weighted average assumptions, assuming no expected dividends:

	Years Ended June 30,
	2008	2007	2006

Expected volatility	110.91-117.70%	73.22-98.51%	49.51-51.53%
Risk-free interest rate	2.90%	4.5%	3.71%
Expected life (years)	2.00	2.00	2.00

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

2007 Employee Stock Option Plan

The Company’s 2007 Employee Stock Option Plan (the “2007 Employee Plan”), which is shareholder-approved, permits the grant of both incentive and non-qualified stock options to its employees covering an aggregate of up to 300,000 shares of Common Stock.  Under the 2007 Employee Plan, all options must be granted with an exercise price of not less than “fair market value” as of the grant date and the options granted must be exercisable within a maximum of ten years after the date of grant, or such lesser period of time as is set forth in the stock option agreements. The options may  be exercisable (a) immediately as of the date of grant thereof, or (b) in accordance with a schedule related to the date of the grant thereof, the date of first employment, or such other date as may be set by the Board of Directors.  Generally, options granted under the 2007 Employee Plan are exercisable within five years after the date of grant, and vest over the period as follows: 25% vesting on the grant date and the remaining balance vesting in equal installments on the next three succeeding anniversaries of the grant date.  The share-based compensation will be recognized in terms of the grade method over the vesting period. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the 2007 Employee Plan).

During the second quarter of fiscal 2008, pursuant to the 2007 Employee Plan, stock options covering an aggregate of 50,000 shares of Common Stock were granted to certain officers and employees with an exercise price equal to the fair market value of the Company’s Common Stock (as defined under the 2007 Employee Plan in conformity with Regulation 409A of the Internal Revenue Code of 1986, as amended) at the date of grant.  These options vest over the period as follows: 25% vesting on the grant date, and the balance vesting in equal installments on the next three succeeding anniversaries of the grant date.  The fair market value of 50,000 shares of the Company’s Common Stock issuable upon exercise of stock options granted was approximately $277 based on the fair value of $5.55 per share determined by using the Black Scholes option pricing model.

The Company recognized stock-based compensation expensed of approximately $135 in the twelve months ended June 30, 2008 under the 2007 Employee Plan.  In the fourth quarter of 2008, 6,000 options were forfeited due to employee turnover.  The balance of unamortized stock-based compensation of $118 based on fair value on the grant date related to options granted under the 2007 Employee Plan is expected to be recognized over a period of three years.

As of June 30, 2008, there were outstanding stock options covering 11,000 shares of Common Stock that were fully vested.  The weighted-average exercise price was $9.57, and the weighted average remaining contractual term was 4.43 years.  The total intrinsic value of vested employees’ stock options during the year ended June 30, 2008 was zero.  A summary of option activities under the 2007 Employee Plan during the year ended June 30, 2008 is presented as follows:

		Weighted- Average Exercise	Weighted - Average Remaining Contractual	Aggregate Intrinsic
	Options	Price	Term (Years)	Value

Outstanding at July 1, 2007	--	--
Granted	50,000	$9.57
Exercised	--	--
Forfeited or expired	(6,000)	$9.57
Outstanding at June 30, 2008	44,000	$9.57	4.43	--
Exercisable at June 30, 2008	11,000	$9.57	4.43	--

A summary of the status of the Company’s employee stock options that were outstanding but not vested during the year ended June 30, 2008 is presented below:

		Weighted-Average Grant-Date
	Options	Fair Value

Non-vested at July 1, 2007	--	--
Granted	50,000	$5.55
Vested	(11,000)	$5.55
Forfeited	(6,000)	$5.55
Non-vested at June 30, 2008	33,000	$5.55

2007 Directors Equity Incentive Plan

The 2007 Directors Equity Incentive Plan (the “2007 Directors Plan”), which is shareholder-approved, permits the grant of awards to acquire up to 200,000 shares of Common Stock to its duly elected non-employee directors in the form of non-qualified options and restricted stock. The exercise price of the non-qualified options is 100% of the “fair market value” of the Company’s Common Stock on the grant date.  The options have five-year contractual terms and are generally exercisable immediately as of the grant date.

During the second quarter of 2008, pursuant to the 2007 Directors Plan, stock options covering an aggregate of 60,000 shares of Common Stock were granted to our directors with an exercise price equal to the fair market value of our Common Stock (as defined under the 2007 Directors Plan in conformity with Regulation 409A or the Internal Revenue Code of 1986, as amended) at the date of grant.  The fair market value of 60,000 shares of the Company’s Common Stock issuable upon exercise of stock options granted was approximately $333 based on the fair value of $5.55 per share determined by the Black Scholes option pricing model.  There were no options exercised during the fiscal year ended June 30, 2008.  The Company recognized stock-based compensation expense of $333 for the period ended June 30, 2008 under the 2007 Directors Plan.

A summary of option activities under the 2007 Directors Plan during the nine month period ended June 30, 2008 is presented as follow:

		Weighted- Average Exercise	Weighted - Average Remaining Contractual	Aggregate Intrinsic
	Options	Price	Term (Years)	Value

Outstanding at July 1, 2007	--
Granted	60,000	$9.57
Exercised	--	--
Forfeited or expired	--	--
Outstanding at June 30, 2008	60,000	$9.57	4.43	--
Exercisable at June 30, 2008	60,000	$9.57	4.43	--

1998 Stock Option Plan

A summary of option activities under the 1998 Plan during the fiscal year ended June 30, 2008 is presented as follow:

		Weighted- Average Exercise	Weighted - Average Remaining Contractual	Aggregate Intrinsic
	Options	Price	Term (Years)	Value

Outstanding at July 1, 2007	13,050	$3.03
Granted	--	--
Exercised	(500)	--
Forfeited or expired	--	--
Outstanding at June 30, 2008	12,550	$3.03	0.24	$25,586
Exercisable at June 30, 2008	12,550	$3.03	0.24	$25,586

The intrinsic value of the option covering 500 shares of the Company’s Common Stock, which was exercised in fiscal 2008, was $2. Cash received from options exercised in the third quarter of 2008 was approximately $1. A summary of the status of the non-vested stock options under the 1998 Plan during the fiscal year ended June 30, 2008 is presented below.

Non-vested Options	Shares	Weighted Average Grant Date Fair Value
Non-vested at July 1, 2007	1,375	$1.31
Granted	--	--
Vested	(1,375)	$1.31
Forfeited	--	--
Non-vested at June 30, 2008	--	--

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

Options to purchase 116,550 shares of Common Stock at exercise prices ranging from $2.66 to $9.57 per share were outstanding as of June 30, 2008. All the outstanding options were excluded in the computation of diluted EPS for fiscal 2008 since they were anti-dilutive.

Options to purchase 13,050 shares of Common Stock at exercise prices ranging from $2.66 to $4.40 per share were outstanding as of June 30, 2007.  No options were excluded in the determination of common shares equivalents, because the average market price of common shares was greater than the exercise price of the stock options.  The resulting common shares equivalents were approximately 10,000 shares and are presented in the following table for earnings per share calculation purposes.

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

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted EPS for the years presented herein:

	Years Ended June 30,
	2008	2007	2006

(Loss) Income from Continuing Operations	$(956)	$3,308	$597

Income from Discontinued Operations	$-	$-	$8,459

Net (loss) Income	$(956)	$3,308	$9,056
Net (loss) Income Attributable to Common Shares	$(956)	$3,308	$9,056

Basic Earnings Per Share
Basic earnings per share from continuing operations	(0.30)	1.03	0.19
Basic earnings per share from discontinued operations	-	-	2.72
Basic earnings per share from Net Income	(0.30)	1.03	2.91

Diluted Earnings Per Share
Diluted earnings per share from continuing operations	(0.30)	1.02	0.19
Diluted earnings per share from discontinued operations	-	-	2.71
Diluted earnings per share from net income	(0.30)	1.02	2.90

Weighted average number of common shares outstanding - basic	3,226	3,223	3,113

Dilutive effect of stock options	-	10	13

Number of shares used to compute earnings per share - diluted	3,226	3,233	3,126

6.           PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	Estimated Useful	June 30,
	Life in Years	2008	2007

Building and improvements	3-20	$319	$378
Leasehold improvements	3-27	3,689	3,765
Machinery and equipment	3-7	9,458	9,757
Furniture and fixtures	3-5	877	486
Equipment under capital leases	3-5	786	889
		15,130	15,275

Less:
Accumulated depreciation and amortization		6,686	7,543
Accumulated amortization on equipment under capital leases		308	274
		$8,136	$7,458

Depreciation and amortization expenses during fiscal 2008, 2007 and 2006 were $2,715 (of which $106 related to intangible assets), $2,857 and $1,758, respectively.

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

Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible.  We include any accounts receivable balances that are determined to be uncollectible in our allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  Based on the information available to us, we believe our allowance for doubtful accounts for the twelve months ended June 30, 2008 and 2007 was adequate.

The following table represents the changes in the allowance for doubtful accounts:

	Years Ended June 30,
	2008	2007

Beginning	$42	$225
Additions charged to cost and expenses	24	18
Recovered	(15)	(159)
Actual write-offs	-	(42)
Ending	$51	$42

8.           ACCRUED EXPENSES

Accrued expenses consisted of the following:

	June 30,
	2008	2007
Payroll and related costs	$1,360	$2,517
Commissions	96	143
Customer deposits	108	69
Legal and audit	182	172
Sales tax	7	45
Utilities	198	406
Warranty	113	211
Accrued purchase of materials and fixed assets	72	154
Provision for re-installment cost	167	202
Director board fees and bonuses	-	36
Insurance	2	-
Withholding tax	7	8
Other professional fees	288	-
Production expenses	90	-
Provision for productivity funds	54	-
Other accrued expenses	292	391
Total	$3,036	$4,354

9.           WARRANTY ACCRUAL

The Company provides for the estimated costs that may be incurred under its warranty program at the time the sale is recorded.
The Company provides one-year warranty coverage for certain products manufactured by the Company. The Company estimates the warranty costs based on the historical rate of warranty returns. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.

	June 30,
	2008	2007

Beginning	$211	$142
Additions charged to cost and expenses	-	74
Reversal	(80)	(3)
Actual usage	(18)	(2)
Ending	$113	$211

10.          BANK LOANS PAYABLE

Notes payable consisted of the following:

	June 30,
	2008	2007

Note payable denominated in Singapore dollars to a commercial bank for infrastructure investment, matured in July 2007, bearing interest at the bank’s prime rate (4.25% at June 30, 2007) plus 1% per annum, with monthly payments of principal and interest of $16 through July 2007, collateralized by fixed deposits.	-	16

Note payable denominated in Singapore dollars to a commercial bank for infrastructure investment, maturing in February 2008, bearing interest at the bank’s prime rate (4.25% at June 30, 2007) plus 1% per annum, with monthly payments of principal plus interest of $18 through February 2008, collateralized by fixed deposits.	-	150

Note payable denominated in Thailand baht to a commercial bank for extension of a building, maturing in December 2007, bearing interest at the bank’s prime rate (7.00% at June 30, 2007) per annum, with monthly payments of principal and interest of $6 through December 2007, collateralized by land.	-	39

Note payable denominated in Singapore dollars to a commercial bank for purchasing certain equipment, maturing in November 2008, bearing interest at the bank's prime rate (2.4768% at June 30, 2007) plus 3.5% per annum, with monthly payments of principle plus interest of $20 through November 2008, (paid off in full in August 2007) collateralized by fixed deposits and existing corporate guarantee granted by the Company to one of the subsidiaries.	-	309

Note payable denominated in Singapore dollars to a commercial bank for infrastructure investment, maturing in April 2009, bearing interest at the bank’s prime rate (4.25% at June 30, 2008 and June 30, 2007) plus 1% per annum, with monthly payments of principal plus interest through April 2009, collateralized by fixed deposits.	54	161

Note payable denominated in Singapore dollars to a commercial bank for expansion plans in Singapore and China, maturing in August 2010, bearing interest at the bank’s prime rate (2.517% at June 30, 2008) plus 3.5% per annum, with monthly payments of principal plus interest of $124 through April 2009, collateralized by Corporate Guarantee.	2,969	-
	3,023	675
Current portion	(1,403)	(536)
Long term portion of notes payable	$1,620	$139

Maturities of notes payable as of June 30, 2008 were as follows:

Years Ending June 30,
2009	$1,403
2010	1,349
Thereafter	271
$3,023

11.           ADOPTION OF FIN 48

The Company adopted FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (FIN 48), on July 1, 2007. The Company recorded a charge to the beginning balance of retained earnings of $256 as a result of implementing FIN 48.  A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(In thousands)
Balance at adoption, July 1, 2007	(256)
Additions based on current year tax positions	(74)
Additions for prior year(s) tax positions	(32)
Reductions for prior year(s) tax positions	-
Settlements	-
Expiration of statute of limitations	-
Balance at June 30, 2008	(362)

The Company accrues penalties and interest on unrecognized tax benefits when necessary as a component of penalties and interest expenses, respectively.  The Company had not accrued any penalties or interest expenses relating to unrecognized benefits at July 1, 2007 and June 30, 2008.

The major tax jurisdictions in which the Company files income tax returns are the United States, Singapore and Malaysia.  The statute of limitations, in general, is open for year 2002 to 2008 for tax authorities in those jurisdictions to audit or examine income tax returns.  The Company is under annual review by the government of Singapore.  However, the Company is not currently under tax examination in any other jurisdiction.

12.           INCOME TAXES

The Company generates income or loss before income taxes and minority interest in the U.S., Singapore, Thailand and Malaysia, respectively, and files income tax returns in these countries.  The summarized income or loss before income taxes and minority interest in the U.S. and foreign countries for fiscal 2008, 2007 and 2006 were as follows:

	Years Ended June 30,
	2008	2007	2006

U.S.	$(243)	$(128)	$(902)
Foreign	(147)	4,364	1,845
Total	$(390)	$4,236	$943

On a consolidated basis, the Company’s net income tax provisions (benefits) were as follows:

	Years Ended June 30,
	2008	2007	2006
Current:
Federal	$-	$-	$2
State	5	(5)	4
Foreign	74	783	256
	79	778	262

Deferred:
Federal	-	-	-
State	-	-	-
Foreign	137	(13)	(4)
	$216	$765	$258

The reconciliation between the U.S. federal tax rate and the effective income tax rate was as follows:

	Years Ended June 30,
	2008		2007	2006

Statutory federal tax rate	(34	) %	34%	34%
State taxes, net of federal benefit	(6)		6	6
Foreign tax rate reduction	69		(23)	(10)
Other	18		8	5
Changes in valuation allowance	8		(7)	(8)
Effective rate	55%		18%	27%

At June 30, 2008, the Company had net operating loss carry forwards of approximately $209 and $ 1,598 for federal and state tax purposes, respectively, expiring through 2028.  The Company also had tax credit carry forwards of approximately $726 for federal income tax purposes expiring through 2015.  Management of the Company is uncertain whether it is more likely than not that these future benefits will be realized.  Accordingly, a full valuation allowance has been established.

The components of deferred income tax assets (liabilities) were as follows:

	June 30,
	2008	2007

Deferred tax assets:
Net operating losses and credits	$1,004	$913
Inventory valuation	171	163
Depreciation	1	5
Provision for bad debts	2	2
Accrued vacation	12	13
Accrued expenses	12	6
Other	24	-
Total deferred tax assets	1,226	1,102

Deferred tax liabilities:
Depreciation	(534)	(373)
Other	-	-
Total deferred income tax liabilities	(534)	(373)

Subtotal	692	729
Valuation allowance	(1,202)	(1,102)
Net deferred tax liabilities	$(510)	$(373)

The valuation allowance increased by $101 and decreased by $323 in fiscal 2008 and 2007, respectively.

13.           COMMITMENTS AND CONTINGENCIES

The Company leases certain of its facilities and equipment under long-term agreements expiring at various dates through fiscal 2011 and thereafter. Certain of these leases require the Company to pay real estate taxes and insurance and provide for escalation of lease costs based on certain indices.  Future minimum payments under capital leases and non-cancelable operating leases as of June 30, 2008 net rental income under non-cancelable sub-leased properties were as follows:

	Capital	Operating	Minimum	Net Operating
Years Ending June 30,	Leases	Leases	Rental Income	Leases
2009	$49	$516	$125	$391
2010	-	152	61	91
2011	-	41	-	41
2012	-	-	-	-
2013	-	-	-	-

Total future minimum lease payments	49	$709	$186	$523
Less amount representing interest	(200)
Present value of net minimum lease payments	249
Less current portion of capital lease obligations	(106)
Long-term obligations under capital leases	$143

The Company entered two sublease agreements with third parties to rent out the properties in Malaysia in December 2007 and March 2008, respectively, which expired in November 2008 and June 2010, respectively.  Total rental income from subleases amounted to $156 in fiscal 2008, $114 in fiscal 2007 and $87 in fiscal 2006.

Total rental expense on all operating leases, cancelable and non-cancelable, amounted to $907 in fiscal 2008, $1,088 in fiscal 2007, and $866 in fiscal 2006.

The Company is, from time to time, the subject of litigation claims and assessments arising out of matters occurring in its normal business operations.  In the opinion of management, resolution of these matters will not have a material adverse effect on the Company’s financial statements.

14.           TRANSACTIONS IN SHAREHOLDERS’ EQUITY

Fiscal 2008

On September 24, 2007, the Company’s Board of Directors unanimously adopted the 2007 Employee Stock Option Plan and the 2007 Directors Equity Incentive Plan, which were approved by the shareholders on December 3, 2007.  The 2007 Employee Stock Option Plan provides for awards of up to 300,000 shares of the Company’s Common Stock to employees, consultants and advisors in the form of incentive and non-qualified stock options.  The 2007 Directors Equity Incentive Plan provides for awards of up to 200,000 shares of the Company’s Common Stock to the members of the Board of Directors in the form of non-qualified options and restricted stock.  These two plans are administered by the board, which also establishes the terms of the awards.

On December 4, 2007, the Board of Directors granted options to acquire up to an aggregate of 50,000 shares of the Company’s Common Stock pursuant to the 2007 Employee Stock Option Plan and options to acquire up to an aggregate of 60,000 shares of stock under the 2007 Directors Equity Inventive Plan, all with an exercise price of $9.57 per share (equal to the market price at the grant date).  The options granted to directors vested in full on the grant date.  The options granted to the employee have a five-year contractual life and vested 25% on the grant date and will vest as to an additional 25% at each anniversary date.  Under the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payments, using the modified prospective application method, the compensation cost recognized was $468.

Fiscal 2007

The Company did not grant any stock options during fiscal 2007.  On December 2, 2005, the Board of Directors terminated the 1998 Stock Option Plan and Directors’ Option Plan.

Fiscal 2006

On July 7, 2005, the Board of Directors’ granted options under the 1998 Plan, covering 30,000 shares of Common Stock to four directors under the Directors Plan, all with an exercise price of $3.75 per share (equal to the market price at the grant date).  The options granted to directors vested in full on the grant date.  Under the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payments, using the modified prospective application method, the compensation cost recognized was $34.

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

15.           CONCENTRATION OF CUSTOMERS

The Company had three major customers that accounted for the following accounts receivable and sales during the fiscal years ended:

Years Ended June 30,	2008	2007	2006
Sales
- Customer A	42%	60%	50%
- Customer B	34%	15%	16%
- Customer C	4%	2%	5%

Accounts Receivable
- Customer A	17%	47%	66%
- Customer B	52%	29%	7%
- Customer C	9%	4%	4%

16.           BUSINESS ACQUISITIONS

Fiscal 2006

On January 3, 2006, the Company acquired a 100% interest in Globetronics (Shanghai) Co., Ltd. pursuant to the Definitive Agreement dated November 18, 2005.  Globetronics (Shanghai) Co., Ltd. (hereafter “Globetronics”) was a China-based, wholly owned foreign investment enterprise (WOFIE) conducting business in the burn-in testing service segment.  The name of Globetronics (Shanghai) Co., Ltd. was changed to Trio-Tech (Shanghai) Co., Ltd. upon closing of the acquisition transaction.  The purpose of acquiring the burn-in testing business was to enhance the Company’s future growth opportunities, expand the Company’s present operations, and develop our market share in testing services in China.  Beginning on January 3, 2006, the operating results of this subsidiary were included in the consolidated financial statements of the Company.  This acquisition transaction was not considered significant to the Company.

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

In accordance with the Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations, the Company allocated the purchase price to the tangible assets and identifiable intangible assets acquired based on their estimated fair values.  The Company estimated that the book value of the fixed assets acquired approximated the fair value of similar assets available on the market based on the information management received.  The Company attributed $133 to various items of fixed assets acquired, $8 to other receivables and $12 to an identifiable intangible customer relationship. The excess purchase price over the fair value of tangible assets acquired was $12, which was attributed to the customer relationship obtained along with the acquisition transaction based on estimates and assumptions determined by management. The economic life of this identified intangible asset was estimated to be about one year based on management assumptions.  Therefore, the value of $12 will be amortized over one year on the straight-line method.  No goodwill was recognized.  The following total presents the allocation of purchase price (in thousands):

Purchase price (paid in cash)	$153504

Property, plant and equipment
Plant and equipment	$121
Office equipment	6
Motor vehicle	6
Subtotal	133

Other receivables	8

Total fair value of tangible assets acquired	$141

Identifiable intangible asset-customer relationship	12
Purchase price	$153

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

UNAUDITED PRO FORMA STATEMENT OF OPERATIONS
FOR THE YEAR ENDED JUNE 30, 2006

	Historical Information of		(a)
	The	Acquired	Pro Forma	Pro Forma
	Company	Operation	Adjustments	Results
Net sales	$29,099	$107	$-	$29,206

Net income	$9,056	$1	$(6)	$9,051

Basic earnings per share	$2.91			$2.91
Diluted earnings per share	$2.90			$2.89

Basic weighted average common shares outstanding	3,115			3,115
Diluted weighted average common shares outstanding	3,128			3,128

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

UNAUDITED PRO FORMA STATEMENT OF OPERATIONS
FOR THE YEAR ENDED JUNE 30, 2005

	Historical Information of		(a)
	The	Acquired	Pro Forma	Pro Forma
	Company	Operation	Adjustments	Results
Net sales	$25,061	$194	$-	$25,255

Net income (loss)	$221	$(17)	$(12)	$192

Basic earnings per share	$0.07			$0.06
Diluted earnings per share	$0.07			$0.06

Basic weighted average common shares outstanding	2,966			2,966
Diluted weighted average common shares outstanding	3,031			3,031

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

17.           INVESTMENT IN CHONGQING, CHINA

The following table presents the Company’s investment in China in fiscal 2008. The exchange rate is based on the exchange rate on June 30, 2008 published by the Federal Reserve System.

	Investment Date	Investment Amount	Investment Amount
		(RMB)	(U.S. Dollars)
Investment in property with Jiasheng	08/28/07	10,000	1,458
Investment in property with Jiasheng	12/17/07	5,000	729
Purchase on investment property	01/04/08	5,554	809
Return on investment in property with Jiasheng	06/26/08	(5,000)	(729)
Total investment in China		RMB 20,554	$2,267

In June 2007, Trio-Tech International Pte., Ltd. established a subsidiary in Chongqing, China.  This newly established subsidiary, Trio-Tech (Chongqing) Co., Ltd., has a registered capital of RMB 20,000 (Chinese yuan), or equivalent to approximately U.S. $2,600, and is wholly owned by Trio-Tech International Pte., Ltd. In June 2007, Trio-Tech International Pte., Ltd. infused $2,600 to Trio-Tech (Chongqing) Co., Ltd. to fulfill its capital injection obligation.  The source of the funds was from the proceeds from the disposition of short-term deposits by Trio-Tech International Pte., Ltd.

On August 27, 2007, Trio-Tech (Chongqing) Co., Ltd. entered into a Memorandum Agreement with Jiasheng Property Development Co., Ltd. (Jiasheng hereafter) to jointly develop a piece of property with 24.91 acres owned by Jiasheng located in Chongqing City, China, which is intended for sale after the completion of development.  Pursuant to the signed agreement, the capital to be invested by Trio-Tech (Chongqing) Co., Ltd. was RMB 10,000, equivalent to approximately U.S. $1,458 based on the exchange rate on June 30, 2008 published by the Federal Reserve System.  On August 28, 2007, Trio-Tech (Chongqing) Co., Ltd. transferred the required amount from its bank account into a special bank account jointly monitored by both Trio-Tech (Chongqing) Co., Ltd. and Jiasheng.  The investment was accounted under the cost method.

On October 22, 2007, the parties received approval from the Chinese District Zoning Regulation Bureau to increase the square meters of the buildings specified in the original Memorandum Agreement dated August 27, 2007 by 9,885 square meters.  As a result, the construction costs of the proposed building project also increased.  On November 15, 2007, Trio-Tech (Chongqing) Co., Ltd. entered into a Supplement Agreement to the Memorandum Agreement dated August 27, 2007 with Jiasheng.  The purpose of this Supplement Agreement was to document another agreement reached by both parties regarding the additional capital infusion to be committed by the respective parties in order to finance the increase in construction costs. The Supplement Agreement does not modify the terms and obligations of both parties specified in the original Memorandum Agreement.  Under the terms of the Supplement Agreement, the Company agreed to invest an additional RMB 9,000, or approximately U.S. $1,312 based on the exchange rate as of June 30, 2008 published by the Federal Reserve System.  By infusing the additional capital of RMB 9,000, the Company increased its equity ratio from 16% to 24% of the total capital infused by both parties.  However, the profit sharing percentage remains at 20% as specified in the original Memorandum Agreement because management of the Company believes that the return on the total investment is still reasonable.  On December 17, 2007, Trio-Tech (Chongqing) Co., Ltd. received a list of additional costs incurred for this project, which were RMB 4,000 less than the estimated cost of RMB 9,000.  Accordingly, the Company only transferred RMB 5,000, approximately U.S. $729, from its bank account into the special bank account jointly monitored by both Trio-Tech (Chongqing) Co., Ltd. and Jiasheng.  After that extra infusion, the equity ratio owned by the Company in that joint venture was 20%.

In the fourth quarter of 2008, the investment of RMB 5,000, approximately $729, was returned to the Company, which reduced the investment in this project to $1,458.  After that return of investment, the equity ratio owned by the Company in that joint venture was 15%. The Company also recorded a profit of RMB 750, approximately $103, in investment income in the fourth quarter of 2008.

In accordance with APB 18, the Equity Method of Accounting for Investments in Common Stock, with the initial investment of 16% equity interest in the joint venture project, the Company considered several factors including primary beneficiary, decision making power and representation on the Board of Directors. As Jiasheng is responsible for the daily business operations and development of that project and the Company does not have decision making power and has played a passive investor role since the inception of this joint venture, management believes that the cost method of accounting is appropriate.

The investment income of RMB 750 (or approximately $103) generated by Trio-Tech (Chongqing) Co., Ltd. in fiscal 2008 was classified as investment income, which was included in other income in the Consolidated Statements of Operations and Comprehensive Income for the year ended June 30, 2008.

On January 4, 2008, Trio-Tech (Chongqing) Co., Ltd. entered into a Memorandum Agreement with MaoYe Property Ltd. to purchase an office space of 827.2 square meters on the 35th floor of a 40 story high office building located in Chongqing, China.  The total cash purchase price was RMB 5,554 (Chinese yuan), equivalent to approximately U.S. $809 based on the exchange rate as of June 30, 2008 published by the Federal Reserve System.  Under the terms of the agreement, the Company paid the purchase price in full on January 4, 2008.  The Company rented this property to a third party on July 13, 2008. The term of the rent agreement is five years with a monthly rental income of RMB 39, or approximately $5 for the first three years, with an increase of 8% in the fourth year and another 8% in the fifth year.

18           DIVIDEND PAID TO SHAREHOLDERS

On February 12, 2008, the Board of Directors of Registrant declared a cash dividend of eleven cents ($0.11) per share payable to the shareholders of record on February 25, 2008. The total number of shares issued and outstanding as of February 25, 2008 was 3,226,430 and the total amount of the cash dividends paid on March 25, 2008 was $354.

On December 5, 2006, the Board of Directors of Registrant declared a cash dividend of ten cents ($0.10) per share payable to the shareholders of record on December 15, 2006.  The total number of shares issued and outstanding as of December 15, 2006 was 3,225,242 and the total amount of the cash dividends paid on January 15, 2007 was $323.

On December 2, 2005, the Board of Directors of Registrant declared a cash dividend of fifty cents ($0.50) per share payable to the shareholders of record on January 10, 2006.  The total number of shares issued and outstanding as of January 10, 2006 was 3,215,532 and the total amount of the cash dividends paid on January 25, 2006 was $1,608.  The source of cash was from the proceeds from deposition of the property located in Dublin, Ireland.

19.         OTHER (EXPENSES) / INCOME

Other (expenses) income consisted of the following:

	Years Ended June 30,
	2008	2007	2006
Interest income	$258	$149	$213
Rental income	162	119	91
Dividend income	-	7	4
Exchange (loss) gain	(561)	2	(46)
Other miscellaneous (loss) income	88	(99)	336
Total	$(53)	$178	$598

20.           DISCONTINUED OPERATIONS

The Company’s Ireland operation, as a component of the testing segment, suffered continued operating losses in the three fiscal years prior to 2005 and the cash flow was minimal for those three years.  In August 2005, the Company established a winding-down plan to close the testing operation in Dublin, Ireland.  This fact was initially disclosed in the Form 10-K for the fiscal year ended June 30, 2005.  Based on the restructuring plan and in accordance with EITF 03-13, the Company presented the operation results from Ireland as a discontinued operation, as the Company believed that no continued cash flow would be generated by the disposed component (Ireland subsidiary) and that the Company would have no significant continuing involvement in the operation of the discontinued component.  Management of the Company initiated a plan to sell the property located in Dublin, Ireland in August 2005 and ceased the depreciation of the property in accordance with SFAS No. 144.  In accordance with the restructuring plan, the Company transferred the relevant machinery and equipment to Singapore and paid off the outstanding balance on the equipment loans, collected accounts receivable and paid-off accounts.

In late September 2005, the Company entered into a Definite Sale and Purchase Agreement to sell the Ireland building with a buyer through an auction process with a selling price of €8.85 million (equivalent to $10,574 U.S.) and received a deposit of €885 (equivalent to $1,057 U.S.).  The sale was consummated on November 1, 2005.  In accordance with SFAS No. 144, the asset held for sale was recorded at historical carrying value of the property of $261 as of September 30, 2005, which was lower than its fair value, less the cost to sell.

During the process of winding down the Company’s operation in Dublin, Ireland, the Company incurred general and administrative expenses of approximately $126 and one-time employment termination benefits of approximately $330 (of which $107 were paid in the quarter ended September 30, 2005) for the nine months ended March 31, 2006.  In connection with the sale of the property located in Dublin, Ireland, the Company also incurred the following direct expenses, including professional fees of approximately $92, commissions and other selling related expenses of approximately $40, and incurred a liability estimated at $86 to refund the industrial development agency grant by the Irish government agency. The estimated amount of $86 was subject to the clearance of the Irish government agency.  These expenses were directly offset against the proceeds from selling property, as these expenses were deemed as cost to sell.  The tax on capital gain in Ireland from the sale of property was approximately $1,955, which was deducted from the gross proceeds from selling the property after the taxable gain was determined.  The Company considered the inter-period tax allocation noting the impact of allocation was minimal, as there was a loss of $450 in the Ireland entity before considering the gain from selling property and there were significant net operating losses carried forward which could not be used to offset the taxable capital gain.  The gain realized through disposing the property in November 2005 was presented as part of income from discontinued operations in the statement of operations for the nine months ended March 31, 2006.

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

There was no income from discontinued operations for fiscal 2007 and 2008.  Income from discontinued operations for fiscal 2006 was as follows:

June 30,
2006

REVENUES	$78
COST OF SALES	63
GROSS PROFIT	15

OPERATING EXPENSES:
General and administrative	120
Employment termination benefits	330
Gain on sale of PP&E	-
Total	450
(435)

OTHER INCOME (EXPENSE)
Interest expense	(3)
Other (expense) income	(12)
Total	(15)
(Loss) Income from discontinued operations before	(450)
income tax
Gain on sale of property net of capital gain tax	8,909
Income tax provision	-

INCOME FROM DISCONTINUED OPERATIONS	$8,459

Breakdown of gain on sale of property
Gross proceeds	10,574
Net book value of the property	(261)
Grant payable to Ireland government	(86)
Professional fees	(92)
Commissions and related selling expenses	(40)
10,095
Capital gain tax	(1,955)
8,140
Foreign currency translation adjustments	769
Gain on sale of property	$8,909

As the Company does not provide a separate cash flow statement for the discontinued operation, the details of cash flow from the discontinued operation in Ireland in fiscal year 2006 are summarized as follows: the gross proceeds were approximately $10,574, cost to sell was $218, and disbursement for capital gain tax was $1,955, resulting in net proceeds of $8,401.  The loss from discontinued operations of $450 was deemed as cash outflow from operating activities of the discontinued operation; the net proceeds provided by investing activities were $8,401 from the sale of the property; the cash used in financing activities was the disbursement to pay off the outstanding equipment loan of $88.  The Company believes there will not be any future significant cash flows from the discontinued operation, as the outstanding accounts receivable and accounts payable are immaterial to the Company’s financial position and liquidity.

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

21.	IMPAIRMENT LOSS

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

In fiscal, 2008, the Company recorded an impairment loss of $450, or $0.14 per diluted share, based on its examination of future undiscounted cash flows. Of such amount, an impairment loss of $5 was recorded in the second quarter of fiscal year 2008, which related to the assets held for sale in Malaysia that were sold in the fourth quarter of fiscal 2008, and an impairment loss of $316 was from certain advanced burn-in testing equipment located in the Singapore operation utilized in connection with the contract that was terminated, and also due to a decrease in our testing backlog and projected future sales in our Singapore operation.  An additional $72 of impairment loss was for the burn-in board testing service in our Shanghai operation in China due to the change in demand for certain burn-in testing services, which in turn made certain of our existing burn-in facilities obsolete.  A further impairment loss of $57 was for building renovations for certain testing projects due to a decrease in orders from the same major customer in our Shanghai operation in China.

22.           BUSINESS SEGMENTS

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

All inter-segment sales were sales from the manufacturing segment to the testing and distribution segment. Total inter-segment sales were $133 in fiscal 2008, $146 in fiscal 2007, and $117 in fiscal 2006.  Corporate assets mainly consisted of cash and prepaid expenses.  Corporate expenses mainly consisted of salaries, insurance, professional expenses and directors' fees.

Business Segment Information:
	Years		Operating		Depr.
	Ended	Net	Income	Total	and	Capital
	Jun. 30	Sales	(Loss)	Assets	Amort.	Expenditures
Manufacturing	2008	$21,731	$(46)	$3,721	$229	$345
	2007	24,056	965	3,447	198	295
	2006	12,444	(78)	3,852	133	348

Testing Services	2008	18,172	427	30,244	2,467	3,091
	2007	20,883	3,330	28,581	2,643	2,568
	2006	14,455	1,454	24,351	1,610	1,329

Distribution	2008	411	(249)	417	19	15
	2007	1,811	(66)	634	16	1
	2006	2,200	(118)	772	15	1

Corporate and	2008	-	(173)	377	-	2
Unallocated	2007	-	(32)	126	-	-
	2006	-	(771)	409	-	-

Total Company	2008	$40,314	$(41)	$34,759	$2,715	$3,453
	2007	$46,750	$4,197	$32,788	$2,857	$2,864
	2006	$29,099	$487	$29,384	$1,758	$1,678

	Years Ended
	Jun. 30,	United States	China	Singapore	Thailand	Malaysia	Other Countries	Elimini. and Other	Total Company
Net sales to	2008	$4,713	$1,075	$17,113	$2,009	$13,629	$1,908	$(133)	$40,314
Customers	2007	6,368	$4,837	25,624	2,413	$6,894	$760	$(146)	$46,750
	2006	2,603	2,523	16,732	1,896	5,048	414	(117)	29,099

Operating	2008	(51)	6	99	12	80	(14)	(173)	(41)
Income (loss)	2007	456	458	2,416	228	652	19	(32)	4,197
	2006	(60)	134	880	100	268	(64)	(771)	487

Long-lived	2008	$7	$926	$1,663	$702	$4,990	$-	$(40)	$8,248
Assets	2007	$7	$862	$3,121	$859	$2,861	$-	$(40)	$7,670
	2006	$21	$143	$3,646	$808	$2,806	$-	$(40)	$7,384

23.           QUARTERLY FINANCIAL DATA (UNAUDITED)

The Company’s summarized quarterly financial data are as follows:

Year ended June 30, 2007	Sep. 30,	Dec. 31,	Mar. 31,		Jun. 30,

Revenues	$9,876	$14,067	$13,613		$9,194
Expenses	9,047	12,781	12,277	(a)	8,408
Income before income taxes and minority interest	829	1,286	1,336		786

Income taxes	26	453	239		48
Income before minority interest	803	833	1,097		738
Minority interest	(47)	(34)	(16)		(66)
Net income from continuing operations	$756	$799	$1,081		$672

Net income from discontinued operations	-	-	-		-
Net income	$756	$799	$1,081		$672

Basic earnings per share
Continuing operations	$0.23	$0.25	$0.34		$0.21
Discontinued operations	-	-	-		-
Net income	$0.23	$0.25	$0.34		$0.21

Diluted earnings per share
Continuing operations	$0.23	$0.25	$0.33		$0.21
Discontinued operations	-	-	-		-
Net income	$0.23	$0.25	$0.33		$0.21

Year ended June 30, 2008	Sep. 30,	Dec. 31,	Mar. 31,		Jun. 30.

Revenues	$12,050	$12,871	$8,455		$6,938
Expenses	10,931	12,508	9,895		7,370
Income before income taxes and minority interest	1,119	363	(1,440)		(432)

Income taxes	172	142	(46)		(52)
Income before minority interest	947	221	(1,394)		(380)
Minority interest	(196)	(56)	(17)		(81)
Net income (loss) from continuing operations	$751	$165	$(1,411)		$(461)

Net income from discontinued operations	-	-	-		-
Net (loss) income	$751	$165	$(1,411)		$(461)

Basic earnings (loss) per share
Continuing operations	$0.23	$0.05	$(0.44)		$(0.14)
Discontinued operations	-	-	-		-
Net income (loss)	$0.23	$0.05	$(0.44)		$(0.14)

Diluted earnings (loss) per share
Continuing operations	$0.23	$0.05	$(0.44)		$(0.14)
Discontinued operations	-	-	-		-
Net income (loss)	$0.23	$0.05	$(0.44)		$(0.14)

(a) This includes an additional depreciation expense of $224 due to a change in estimated life of certain fixed assets for smart burn-in projects.

24.         LINE OF CREDIT

Our credit rating provides us with ready and adequate access to funds in global markets.  At June 30, 2008, we had available unused short-term lines of credit totaling $13,014.  We only pay banks fees to maintain the line of credit in Malaysia. In fiscal year 2007, we paid $2 for the unused line of credit in Malaysia. There is no fee for the unused line of credit in Bangkok and Singapore.

Entity with	Type of	Interest	Expiration	Credit	Unused
Facility	Facility	Rate	Date	Limitation	Credit
Trio-Tech Malaysia	Line of Credit	Prime rate (6.75% as of June 30, 2008) plus 2.5% per annum	May 2009	$132	$132
Trio-Tech Bangkok	Line of Credit	Prime rate (6.5% as of June 30, 2008) plus 1% per annum	October 2008	139	139
Trio-Tech Singapore	Line of Credit	Prime rate (5.75% as of June 30, 2008) plus 0.25% per annum	May 2009	12,743	12,743
Total				$13,014	$13,014

25.           SUBSEQUENT EVENTS

On July 11, 2008, pursuant to the 2007 Employee Equity Plan, 50,000 shares of stock options were granted to certain officers and employees with an exercise price equal to the fair market value of the Company's Common Stock of $4.81 (as defined under the 2007 Employee Plan in conformity with Regulation 409A of the Internal Revenue Code of 1986, as amended) at the date of grant.  The Company also granted 60,000 shares of stock options pursuant to the 2007 Directors Plan at the same exercise price.  The fair market value of these stock options was estimated to be approximately $320 based on the Black Scholes option pricing model.

On August 24, 2008, Trio Tech (Malaysia) Sdn Bhd entered into a banking facility with CIMB Bank Berhad in Malaysia for a loan of RM 9,625, or approximately $4,010.  This non-revolving long-term loan has a term of fifteen years from the first draw down.  The agreement provides for an interest rate at the bank’s prime rate plus 1.5% per annum or a fixed rate of 7.12% per annum in the first five years and the bank’s prime rate plus 1.5% per annum thereafter.  The Company has not made a decision on these interest options yet.