Form 10-Q
period 2008-09-30
TRIO TECH INTERNATIONAL
filed 2008-11-14
CIK 732026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___ to ___

Commission File Number 1-14523
TRIO-TECH   INTERNATIONAL
(Exact name of Registrant as specified in its Charter)

California	95-2086631
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

16139 Wyandotte Street
Van Nuys, California	91406
(Address of principle executive offices)	(Zip Code)

           Registrant's Telephone Number, Including Area Code:  818-787-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐                                                                                Accelerated Filer ☐

  Non-Accelerated Filer ☐                                                              Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Number of shares of common stock outstanding as of November 1, 2008 is 3,227,430

TRIO-TECH    INTERNATIONAL
INDEX TO CONSOLIDATED FINANCIAL INFORMATION, OTHER INFORMATION AND SIGNATURE

		Page
Part I.	Financial Information
Item 1.	Financial Statements
	(a) Condensed Consolidated Balance Sheets as of September 30, 2008 (Unaudited) and June 30, 2008	2
	(b) Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months Ended September 30, 2008 (Unaudited) and September 30, 2007 (Unaudited)	3
	(c) Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2008 (Unaudited) and September 30, 2007 (Unaudited)	4
	(d) Notes to Consolidated Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29
Item 4T.	Controls and Procedures	30

Part II.	Other Information
Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3.	Defaults upon Senior Securities	31
Item 4.	Submission of Matters to a Vote of Security Holders	31
Item 5.	Other Information	31
Item 6.	Exhibits	31

Signatures		32

-i-

FORWARD-LOOKING STATEMENTS

           The discussions of Trio-Tech International’s (the “Company”) business and activities set forth in this Form 10-Q and in other past and future reports and announcements by the Company may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and assumptions regarding future activities and results of operations of the Company.  In light of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the following factors, among others, could cause actual results to differ materially from those reflected in any forward-looking statements made by or on behalf of the Company: market acceptance of Company products and services; changing business conditions or technologies and volatility in the semiconductor industry, which could affect demand for the Company’s products and services; the impact of competition; problems with technology; product development schedules; delivery schedules; changes in military or commercial testing specifications which could affect the market for the Company’s products and services; difficulties in profitably integrating acquired businesses, if any, into the Company; risks associated with conducting business internationally and especially in Southeast Asia, including currency fluctuations and devaluation, currency restrictions, local laws and restrictions and possible social, political and economic instability; other economic, financial and regulatory factors beyond the Company’s control; and the sharp correction in the housing market and the significant fluctuations of oil prices which occurred in 2007 and 2008. See the discussions elsewhere in this Form 10-Q, for more information. In some cases, you can identify forward-looking statements by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” “believes,” “can impact,” “continue,” or the negative thereof or other comparable terminology.

           We undertake no obligation to update forward-looking statements to reflect subsequent events, changed circumstances, or the occurrence of unanticipated events.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	September 30,	June 30,
	2008	2008
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash	$4,664	$6,600
Short-term deposits	8,362	7,746
Trade accounts receivable, less allowance for doubtful accounts of $47 and $51	4,833	5,702
Other receivables	697	796
Inventories, less provision for obsolete inventory of $685 and $880	1,879	2,449
Prepaid expenses and other current assets	195	138
Total current assets	20,630	23,431

INVESTMENT IN CHINA (Note 9)	2,291	2,267
PROPERTY, PLANT AND EQUIPMENT, Net	7,938	8,136
OTHER INTANGIBLE ASSETS, Net	80	112
OTHER ASSETS	735	813
TOTAL ASSETS	$31,674	$34,759

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,261	$2,586
Accrued expenses	2,796	3,036
Income taxes payable	450	397
Current portion of bank loans payable	2,516	1,403
Current portion of capital leases	75	106
Total current liabilities	7,098	7,528

BANK LOANS PAYABLE, net of current portion	-	1,620
CAPITAL LEASES, net of current portion	125	143
DEFERRED TAX LIABILITIES	550	510
OTHER LIABILITIES	9	9

TOTAL LIABILITIES	$7,782	$9,810

MINORITY INTEREST	2,899	2,808

SHAREHOLDERS' EQUITY:
Common stock; no par value, 15,000,000 shares authorized; 3,227,430 and 3,226,430 shares issued and outstanding as at September 30, 2008, and at June 30, 2008, respectively	10,365	10,362
Paid-in capital	1,166	928
Accumulated retained earnings	8,106	8,825
Accumulated other comprehensive loss-translation adjustments	1,356	2,026
Total shareholders' equity	20,993	22,141
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$31,674	$34,759

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME,
UNAUDITED (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

	Three Months Ended
	September 30,	September 30,,
	2008	2007
	(Unaudited)	(Unaudited)
Revenues
Products	$3,132	$6,507
Services	3,098	5,543
	6,230	12,050
Costs of Sales
Cost of products sold	2,667	5,529
Cost of services rendered	2,261	3,479
	4,928	9,008

Gross Margin	1,302	3,042

Operating Expenses / (Gains) :
General and administrative	2,015	1,645
Selling	123	124
Research and development	10	19
Gain on disposal of property, plant and equipment	(159)	-
Total operating expenses	1,989	1,788

(Loss) Income from Operations	(687)	1,254

Other Income (Expenses)
Interest expense	(58)	(85)
Other income (expenses)	215	(50)
Total other income (expenses)	157	(135)

(Loss) Income Before Income Taxes	(530)	1,119

Income Tax Provision	98	172

(Loss) Income Before Minority Interest	(628)	947

Minority interest	91	196

Net (Loss)Income Attributed to Common Shares	$(719)	$751

(LOSS) EARNINGS PER SHARE:
Basic (loss) earnings per share	$(0.22)	$0.23
Diluted (loss) earnings per share	$(0.22)	$0.23

Weighted Average Shares Outstanding
Basic	3,227	3,226
Diluted	3,227	3,237

Comprehensive Income (Loss):
Net (loss) income	$(719)	$751
Foreign currency translation adjustment	(670)	216
Comprehensive (Loss) Income	$(1,389)	$967

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, UNAUDITED (IN THOUSANDS)

	Three Months Ended
	September 30,	September 30,
	2008	2007
	(unaudited)	(unaudited)
Cash Flow from Operating Activities
Net income (loss)	$(719)	$751
Adjustments to reconcile net income to net cash flow provided by (used in) operating activities
Depreciation and amortization	546	805
Bad debt expense, net	8	1
Inventory provision	195	15
Interest income on short-term deposits	(51)	(53)
Gain on sale of equipment	(159)	-
Stock compensation	238	-
Deferred tax provision	40	8
Minority interest	91	200
Changes in operating assets and liabilities, net of acquisition effects
Accounts receivables	861	(2,584)
Other receivables	99	(255)
Other assets	78	18
Inventories	375	(236)
Prepaid expenses and other current assets	(57)	(84)
Accounts payable and accrued liabilities	(1,565)	843
Income tax payable	53	189
Net cash provided by (used in) operating activities	33	(382)

Cash Flow from Investing Activities
Proceeds from short-term deposit matured	464	10,369
Investments in short-term deposits	(1,034)	(11,432)
Additions to property, plant and equipment	(659)	(545)
Proceeds from sale of equipment	161	-
Investment in Chongqing, China	-	(1,331)
Net cash used in investing activities	(1,068)	(2,939)

Cash Flow from Financing Activities
Net borrowings on lines of credits	-	209
Repayment of bank loans and capital leases	(551)	(417)
Proceeds from long-term bank loans and capital leases	-	3,610
Proceeds from exercising stock options	3	-
Net cash (used in) provided by financing activities	(548)	3,402

Effect of Changes in Exchange Rate	(353)	123

NET (DECREASE) INCREASE IN CASH	(1,936)	204
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,600	7,135
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,664	$7,339

Supplementary Information of Cash Flows
Cash paid during the period for:
Interest	$60	$34
Income taxes	$-	$3

Non-Cash Transactions
Assets held for sale	$-	(210)
Carrying value of property reclassified from property, plant and equipment	$-	210

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  All significant inter-company accounts and transactions have been eliminated in consolidation. The unaudited consolidated financial statements are presented in U.S. dollars.  The accompanying financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.  Operating results for the three months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2009.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the fiscal year ended June 30, 2008.

 Certain prior year balances may have been reclassified to conform to the current presentation.

2.    NEW ACCOUNTING PRONOUNCEMENTS

In April 2008, the Financial Accounting Standards Board (“FASB”)  issued FASB Staff Position (“FSP”) No. SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of FSP SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R (revised 2007), “Business Combinations” and other applicable accounting literature. FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. The adoption of this statement is not expected to have a material impact on our consolidated financial position or results of operations.

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

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect the implementation of this statement to have a material impact on its results of operations or financial position.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159.   SFAS No. 159 permits, but does not require, entities to choose to measure eligible items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided that a company also elects to apply the provisions of SFAS No. 157, Fair Value Measurements.  The Company adopted SFAS No. 159 on July 1, 2008 and it has no impact on its financial condition or results of operations.

3.    INVENTORIES

Inventories consisted of the following:
	Sept. 30, 2008	June 30, 2008
	(Unaudited)

Raw materials	$1,122	$1,297
Work in progress	1,257	1,797
Finished goods	185	235
Less: provision for obsolete inventory	(685)	(880)
	$1,879	$2,449

4.    STOCK OPTIONS

As of September 30, 2008, the Company had 2,750 shares of stock options outstanding under the 1998 Employee Option Plan, which was terminated on December 2, 2005 by the Company’s Board of Directors.

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

           Assumptions

The fair value for these awards was estimated using the Black-Scholes option pricing model with the following weighted average assumptions, assuming no expected dividends:

	Three Months Ended	Year Ended
	September 30, 2008	June 30, 2008

Expected volatility	107.18%	110.91-117.70%
Risk-free interest rate	2.48%	2.90%
Expected life (years)	2.00	2.00

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

During the first quarter of fiscal 2009, pursuant to the 2007 Employee Plan, 50,000 shares of stock options were granted to certain officers and employees with an exercise price equal to the fair market value of the Company’s Common Stock (as defined under the 2007 Employee Plan in conformity with Regulation 409A of the Internal Revenue Code of 1986, as amended) at the date of grant.  These options vest over the period as follows: 25% vesting on the grant date, and the balance vesting in equal installments on the next three succeeding anniversaries of the grant date.  The fair market value of 50,000 shares of the Company’s Common Stock issuable upon exercise of stock options granted was approximately $136 based on the fair value of $2.71 per share determined by using the Black Scholes option pricing model.

The Company recognized stock-based compensation expense of approximately $75 in the first quarter of fiscal 2009 under the 2007 Employee Plan.  Unamortized stock-based compensation of $172 based on fair value on the grant date related to options granted under the 2007 Employee Plan is expected to be recognized over a period of three years.

As of September 30, 2008, there were 23,000 shares of vested employees’ stock options. The weighted-average exercise price was $7.03 and the weighted average remaining contractual term was 4.50 years. The total intrinsic value of vested employees’ stock options during the three months ended September 30, 2008 was zero.  A summary of option activities under the 2007 Employee Plan during the three months ended September 30, 2008 is presented as follows:

	Options	Weighted- Average Exercise Price	Weighted - Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2008	44,000	$9.57	4.43	-
Granted	50,000	$4.81	4.78	-
Exercised	-	-
Forfeited or expired	(2,000)	$7.19
Outstanding at September 30, 2008	92,000	$7.03	4.50	-
Exercisable at September 30, 2008	23,000	$7.03	4.50	-

A summary of the status of the Company’s non-vested employees’ stock options during the three month period ended September 30, 2008 is presented below:

	Options	Weighted-Average Grant-Date Fair Value

Non-vested at July 1, 2008	33,000	$5.55
Granted	50,000	$2.71
Vested	(12,500)	$2.71
Forfeited	(1,500)	$4.13
Non-vested at September 30, 2008	69,000	$4.04

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

During the first quarter of 2009, pursuant to the 2007 Directors Plan, 60,000 shares of stock options were granted to our directors with an exercise price equal to the fair market value of our Common Stock (as defined under the 2007 Directors Plan in conformity with Regulation 409A or the Internal Revenue Code of 1986, as amended) at the date of grant.  The fair market value of 60,000 shares of the Company’s Common Stock issuable upon exercise of stock options granted was approximately $163 based on the fair value of $2.71 per share determined by the Black Scholes option pricing model.  There were no options exercised during the three month period ended September 30, 2008.  The Company recognized stock-based compensation expense of $163 in the three months ended September 30, 2008 under the 2007 Directors Plan.

A summary of option activities under the 2007 Directors Plan during the three month period ended September 30, 2008 is presented as follow:

		Weighted- Average Exercise	Weighted - Average Remaining Contractual	Aggregate Intrinsic
	Options	Price	Term (Years)	Value

Outstanding at July 1, 2008	60,000	$9.57	4.43
Granted	60,000	$4.81	4.78
Exercised	-	-
Forfeited or expired	-	-
Outstanding at September 30, 2008	120,000	$7.19	4.48	-
Exercisable at September 30, 2008	120,000	$7.19	4.48	-

1998 Stock Option Plan

A summary of option activities under the 1998 Plan during the three month period ended September 30, 2008 is presented as follow:

		Weighted- Average Exercise	Weighted - Average Remaining Contractual	Aggregate Intrinsic
	Options	Price	Term (Years)	Value

Outstanding at July 1, 2008	12,550	$3.03
Granted	-	-
Exercised	(1,000)	$2.66
Forfeited or expired	(8,800)	$2.66
Outstanding at September 30, 2008	2,750	$4.40	0.75	-
Exercisable at September 30, 2008	2,750	$4.40	0.75	-

The intrinsic value of 2,750 options exercised was zero. Cash received from options exercised in the first quarter of 2009 was approximately $3. There were no unvested stock options under the 1998 Plan as of September 30, 2008.

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

Options to purchase 214,750 shares of Common Stock at exercise prices ranging from $4.40 to $9.57 per share as of September 30, 2008 were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

Options to purchase 13,050 shares of common stock at exercise prices ranging from $2.66 to $4.40 per share were outstanding as of September 30, 2007. No options were excluded in the determination of common shares equivalents, because the average market price of common shares was greater than the exercise price of the stock options. The resulting common shares equivalents were approximately 11,000 shares and are presented in the following table for earnings per share calculation purposes.

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted EPS for the years presented herein:

	Three Months Ended
	Sep. 30,	Sep. 30,
	2008	2007
	(Unaudited)	(Unaudited)

Net (loss) income attributed to common shares	$(719)	$751

Basic (loss) earnings per share	$(0.22)	$0.23

Diluted (loss) earnings per share	$(0.22)	$0.23

Weighted average number of common shares outstanding - basic	3,227	3,226

Dilutive effect of stock options	-	11
Number of shares used to compute earnings per share - diluted	3,227	3,237

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

Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible.  We include any accounts receivable balances that are determined to be uncollectible in our allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  Based on the information available to us, we believe our allowance for doubtful accounts for the three months ended September 30, 2008 and the twelve months ended June 30, 2008 was adequate.

The following table represents the changes in the allowance for doubtful accounts:

	Sept. 30, 2008
	(Unaudited)	June 30, 2008

Beginning	$51	$42
Additions charged to expenses	8	24
Recovered	(12)	(15)
Actual write-offs	-	-
Ending	$47	$51

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

	Sept. 30, 2008
	(Unaudited)	June 30, 2008

Beginning	$113	$211
Additions charged to cost and expenses	1	-
Reversal	(23)	(80)
Actual usage	(7)	(18)
Ending	$84	$113

8.           ADOPTION OF FASB INTERPRETATION NO. 48

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

9.            INVESTMENT IN CHONGQING

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

On August 27, 2007, Trio-Tech (Chongqing) Co., Ltd. entered into a Memorandum Agreement with JiaSheng Property Development Co., Ltd. (JiaSheng hereafter) to jointly develop a piece of property with 24.91 acres owned by JiaSheng located in Chongqing City, China, which is intended for sale after the completion of development.  Pursuant to the signed agreement, the capital to be invested by Trio-Tech (Chongqing) Co., Ltd. was RMB 10,000, equivalent to approximately U.S. $1,473 based on the exchange rate on September 30, 2008 published by the Federal Reserve System.  On August 28, 2007, Trio-Tech (Chongqing) Co., Ltd. transferred the required amount from its bank account into a special bank account jointly monitored by both Trio-Tech (Chongqing) Co., Ltd. and JiaSheng.  The investment was accounted under the cost method.

On October 22, 2007, the parties received approval from the Chinese District Zoning Regulation Bureau to increase the square meters of the buildings specified in the original Memorandum Agreement dated August 27, 2007 by 9,885 square meters.  As a result, the construction costs of the proposed building project also increased.  On November 15, 2007, Trio-Tech (Chongqing) Co., Ltd. entered into a Supplement Agreement to the Memorandum Agreement dated August 27, 2007 with JiaSheng.  The purpose of this Supplement Agreement was to document another agreement reached by both parties regarding the additional capital infusion to be committed by the respective parties in order to finance the increase in construction costs. The Supplement Agreement does not modify the terms and obligations of both parties specified in the original Memorandum Agreement.  Under the terms of the Supplement Agreement, the Company agreed to invest an additional RMB 9,000, or approximately U.S. $1,326 based on the exchange rate as of September 30, 2008 published by the Federal Reserve System.   On December 17, 2007, Trio-Tech (Chongqing) Co., Ltd. received a list of additional costs incurred for this project, which were RMB 4,000 less than the estimated cost of RMB 9,000.  Accordingly, the Company only transferred RMB 5,000, approximately U.S. $737, from its bank account into the special bank account jointly monitored by both Trio-Tech (Chongqing) Co., Ltd. and JiaSheng.  After that extra infusion, the equity ratio owned by the Company in that joint venture was 20%.

In the fourth quarter of 2008, the investment of RMB 5,000, approximately U.S. $737 based on the exchange rate as of September 30, 2008 published by the Federal Reserve System was returned to the Company, which reduced the investment in this project to $1,473.  After that return of investment, the equity ratio owned by the Company in that joint venture was 15%. The Company also recorded a profit of RMB 750, approximately $103 based on the exchange rate as of September 30, 2008 published by the Federal Reserve System, in investment income in the fourth quarter of 2008.

In accordance with APB 18, the Equity Method of Accounting for Investments in Common Stock, management believes that the cost method of accounting is appropriate.

On January 4, 2008, Trio-Tech (Chongqing) Co., Ltd. entered into a Memorandum Agreement with MaoYe Property Ltd. to purchase an office space of 827.2 square meters on the 35th floor of a 40 story high office building located in Chongqing, China.  The total cash purchase price was RMB 5,554 (Chinese yuan), equivalent to approximately U.S. $818 based on the exchange rate as of September 30, 2008 published by the Federal Reserve System.  Under the terms of the agreement, the Company paid the purchase price in full on January 4, 2008.  The Company rented this property to a third party on July 13, 2008. The term of the rent agreement is five years with a monthly rental income of RMB 39, or approximately $5 for the first three years, with an increase of 8% in the fourth year and another 8% in the fifth year. It the first quarter of fiscal 2009, this property generated a rental income of $15.

The following table presents the Company’s investment in China in fiscal 2008. The exchange rate is based on the exchange rate on September 30, 2008 published by the Federal Reserve System.

	Investment Date	Investment Amount	Investment Amount
		(RMB)	(US Dollars)
Investment in property with JiaSheng	08/28/07	10,000	1,473
Investment in property with JiaSheng	12/17/07	5,000	737
Purchase on investment property	01/04/08	5,554	818
Return on investment in property with JiaSheng	06/26/08	(5,000)	(737)
Total investment in China		RMB 15,554	$2,291

10.	BUSINESS SEGMENTS

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

All inter-segment sales were sales from the manufacturing segment to the testing and distribution segments. Total inter-segment sales were $11 and $59 for the three months ended September 30, 2008 and 2007, respectively. Corporate assets mainly consisted of cash and prepaid expenses. Corporate expenses mainly consisted of salaries, insurance, professional expenses and directors' fees.

The following segment information is unaudited:

Business Segment Information:

	Quarter		Operating		Depr.
	Ended	Net	(Loss)	Total	and	Capital
	Sept. 30,	Sales	Income	Assets	Amort.	Expenditures
Manufacturing	2008	$3,046	$(444)	$1,987	$60	$84
	2007	6,396	326	3,949	40	33

Testing Services	2008	3,098	(222)	29,593	485	575
	2007	5,543	1,018	33,147	748	510

Distribution	2008	86	31	44	1	-
	2007	111	(22)	798	17	-

Corporate and	2008	-	(52)	50	-	-
Unallocated	2007	-	(68)	531	-	2

Total Company	2008	$6,230	$(687)	$31,674	$546	$659
	2007	$12,050	$1,254	$38,425	$805	$545

Geographic Area Information:
								Elimin-
	Quarter							ations
	Ended	United		Other				and	Total
	Sept. 30,	States	China	Countries	Singapore	Thailand	Malaysia	Other	Company
Net Sales to	2008	$2,332	$290	$379	$1,301	$129	$1,810	$(11)	$6,230
Customers	2007	1,460	219	388	5,572	514	3,956	(59)	12,050

Operating	2008	(242)	(29)	(41)	(130)	(13)	(179)	(53)	(687)
Income (loss)	2007	123	26	41	592	62	478	(68)	1,254

Long-lived	2008	6	842	-	1,540	666	5,004	(40)	8,018
Assets	2007	7	845	-	2,618	831	3,060	(40)	7,321

11.     MINORITY INTEREST

Minority interest represents the minority stockholders’ proportionate share of 45% of the equity of Trio-Tech Malaysia.

12.    SUBSEQUENT EVENTS

On October 23, 2008, Trio-Tech Chongqing Co., Ltd. entered into a Memorandum Agreement with JiaSheng Property Development Co., Ltd. (“JiaSheng”) to purchase four units of commercial property and two units of residential property, totaling 1,391.70 square meters, at JiaSheng Jingyun Huafu Project located at No. 17 Puyun Avenue in Chongqing, China.

The total cash purchase price to be paid by the Company under the Memorandum Agreement is RMB 7,043 (Chinese yuan) or approximately $1,030 (U.S. dollars) based on the exchange rate as of October 23, 2008 published by the Federal Reserve Statistical Release. Under the terms of the Memorandum Agreement, the Company made a down payment of 10% in cash in the amount of RMB 704 or U.S. $103 based on the exchange rate as of October 23, 2008 published by the Federal Reserve Statistical Release in October 2008 and the balance of 90% was paid on November 4, 2008, using internally generated funds of the Company.

Additionally, on October 23, 2008, the Company entered into a lease agreement with JiaSheng for the six units purchased from JiaSheng pursuant to the Memorandum Agreement.  The lease provides for a two year term with an annual rental income of RMB 1,392 (Chinese yuan) or approximately $204 (U.S. dollars). The lease commenced November 1, 2008.

13.    LOAN COVENANT VIOLATION

As the Company suffered a loss in the first quarter of fiscal 2009, the Singapore operations did not fulfill one of their loan  covenants which requires the Company to maintain  the debt to EBITDA ratio of no more than 2.5 times at all times during the terms of the loan.  As a result the Company has reclassified the related long term portion of the bank loan of $1,215 to the current portion of the liabilities.  The management has communicated to the bank and requested a waiver of this particular loan covenant.  As of the filing date of this 10Q report, the bank is still in the process of reviewing the Company’s request.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

IITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

We own and operate facilities that provide testing services for semiconductor devices and other electronic components to meet the requirements of military, aerospace, industrial and commercial applications.  We currently operate four testing facilities, one in the United States, three in Southeast Asia. The Company uses its own proprietary equipment for certain burn-in, centrifugal and leak tests, and commercially available equipment for various other environmental tests.  The Company conducts the majority of its testing operations in Southeast Asia and China with facilities in Singapore, Malaysia, Thailand and China.  Our facilities require substantial investment to construct and are largely fixed-costs assets once in operation. Because we own most of the testing capacity, a significant portion of our operating costs is fixed. In general, these costs do not decline with reductions in customer demand or the utilization of our testing capacity, and can adversely affect profit margins as a result. Conversely, as product demand rises and factory utilization increases, the fixed costs are spread over the increased output, which should improve profit margins.

In the third quarter of fiscal 2008, one of our major customers ceased their advanced burn-in testing service contract with us due to one of their product lines reaching the end of its life cycle earlier than expected. The net sales in the testing segment decreased by $2,445 to $3,098 for the three months ended September 30, 2008 as the result of the loss of revenue from this major customer.  Management took immediate action to reduce expenses in an effort to match future cash flows and is in the process of developing new customer relationships in China and Malaysia and exploring new business opportunities to offset the lost testing revenue from this contract.

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

In June 2007, Trio-Tech International Pte., Ltd. established a subsidiary in Chongqing, China.  This subsidiary, Trio-Tech (Chongqing) Co., Ltd., has registered capital of RMB 20,000 (Chinese yuan), or approximately U.S. $2,600, and is wholly owned by Trio-Tech International Pte., Ltd.  On August 27, 2007, Trio-Tech (Chongqing) Co., Ltd. entered into a Memorandum Agreement with JiaSheng Property Development Co., Ltd. (JiaSheng) to jointly develop a piece of property with 24.91 acres owned by JiaSheng located in Chongqing City, China, which is intended for sale after the completion of development.  In fiscal 2008, the Company invested an aggregate of RMB 15,000, equivalent to approximately U.S. $2,210 based on the exchange rate on September 30, 2008 published by the Federal Reserve System on this project. In the fourth quarter of 2008, the investment of RMB 5,000, or approximately $737 was returned to the Company, which reduced the investment in this project to $1,473.  The Company also recorded a profit of RMB 750, approximately $103 in investment income in the fourth quarter of 2008.  In accordance with APB 18, The Equity Method of Accounting for Investments in Common Stock, management believes that the cost method of accounting is appropriate.

On January 4, 2008, Trio-Tech (Chongqing) Co., Ltd. entered into a Memorandum Agreement with MaoYe Property Ltd. to purchase an office space of 827.2 square meters on the 35th floor of a 40 story high office building located in Chongqing, China.  The total cash purchase price was RMB 5,554 (Chinese yuan), equivalent to approximately $818 based on the exchange rate as of September 30, 2008 published by the Federal Reserve System.  The Company rented this property out to a third party on July 13, 2008.  The term of the rent agreement is five years with a monthly rental income of RMB 39, or approximately $5 for the first three years, with an increase of 8% in the fourth year and another 8% in the fifth year. It the first quarter of fiscal 2009, this property generated a rental income of $15.

The investment income generated by Trio-Tech (Chongqing) Co., Ltd. in the first quarter of fiscal year 2009 was classified as investment income, which was included in other income in the Consolidated Statements of Operations and Comprehensive Income for the three months ended September 30, 2008. There was no investment income in the same period of fiscal 2008.

First Quarter Fiscal 2009 Highlights

●	Total revenue decreased 48.3% to $6,230 for the first quarter of fiscal 2009, compared with revenue of $12,050 for the first quarter of fiscal 2008.
●	Manufacturing segment revenue decreased by $3,350, or 52.4%, to $3,046, compared to $6,396 for the first quarter of fiscal 2008.
●	Testing segment revenue decreased by $2,445, or 44.1%, to $3,098, compared to $5,543 for the first quarter of fiscal 2008.
●	Distribution segment revenue decreased by $25, or 22.5% to $86, compared to $111 for the first quarter of fiscal 2008.
●	Loss from operations increased by $1,941, or 154.8%, to $687 compared with an income of $1,254 for the first quarter of fiscal 2008.
●	Gross profit margins decreased by 4.3% to 20.9% from 25.2% for the first quarter of fiscal 2008.
●	Selling expenses as a percentage of revenue increased by 1.0% from 1.0% of revenue for the first quarter of fiscal 2008 to 2.0% of revenue for the first quarter of fiscal 2009.
●	General and administrative expenses as a percentage of revenue increased by 18.6% from 13.7% of revenue for the first quarter of fiscal 2008 to 32.3% or revenue for the first quarter of fiscal 2009.
●	Net loss increased by $1,470, or 195.7% to $719, compared to a net income of $751 for the first quarter of fiscal 2008.
●	Net cash flow provided by operating activities increased by $415, or 108.6% to $33, compared to a cash outflow of $382 for the first quarter of fiscal 2008.

Subsequent Events

On October 23, 2008, Trio-Tech Chongqing Co., Ltd. entered into a Memorandum Agreement with JiaSheng Property Development Co., Ltd. (“JiaSheng”) to purchase four units of commercial property and two units of residential property, totaling 1,391.70 square meters, at JiaSheng Jingyun Huafu Project located at No. 17 Puyun Avenue in Chongqing, China.

The total cash purchase price to be paid by the Company under the Memorandum Agreement is RMB 7,043 (Chinese yuan) or approximately $1,030 (U.S. dollars) based on the exchange rate as of October 23, 2008 published by the Federal Reserve Statistical Release. Under the terms of the Memorandum Agreement, the Company made a down payment of 10% in cash in the amount of RMB 704 or U.S. $103 based on the exchange rate as of October 23, 2008 published by the Federal Reserve Statistical Release in October 2008 and the balance of 90% was paid on November 4, 2008, using internally generated funds of the Company.

Additionally, on October 23, 2008, the Company entered into a lease agreement with JiaSheng for the six units purchased from JiaSheng pursuant to the Memorandum Agreement.  The lease provides for a two year term with an annual rental income of RMB 1,392 (Chinese yuan) or approximately $204 (U.S. dollars). The lease commenced November 1, 2008.

Results of Operations and Business Outlook

The following table sets forth our revenue components for the three months ended September 30, 2008 and 2007, respectively.

	Three Months Ended September 30,
	2008	2007
Net Sales:
Manufacturing	48.9%	53.1%
Testing	49.7	46.0
Distribution	1.4	0.9
Total	100.0%	100.0%

Net sales for the three months ended September 30, 2008 were $6,230, a decrease of $5,820, or 48.3%, compared to $12,050 for the same quarter last fiscal year.

Net sales into and within China and the Southeast Asia regions and other countries (except sales into and within the United States) decreased by $6,692, or 63.2% to $3,898 for the three months ended September 30, 2008, compared with $10,590 for the same period of last fiscal year. The decrease was primarily due to a drop in sales in the testing segment in our Singapore and China operations. Net sales into and within the United States were $2,332, an increase of $872, or 59.7% compared to the same quarter last fiscal year 2008, due to an increase in market demand for our refurbished equipment.

The decrease in net sales can be discussed within three segments as follows:

Manufacturing Segment

Net sales in the manufacturing segment as a percentage of total net sales decreased by 4.2% to 48.9% of total net sales for the three months ended September 30, 2008, compared to 53.1% of total net sales in the first quarter of fiscal 2008.  The absolute amount of net sales decreased by $3,350 for the three months ended September 30, 2008, from $6,396 to $3,046, compared to the same period of fiscal 2008. The decrease in revenue generated by the manufacturing segment was due to the fact that fewer orders were placed by one of our major customers, which was the result of slower movement of that customer’s product line and equipment capacity.  We believe that the loss of orders from our major customer will continue to have a negative impact on our revenue in the future if we are unable to compensate for the loss of this source of revenue.

Testing Segment

As a percentage of the total revenue, the revenue generated by the testing segment in the first quarter of fiscal 2009 accounted for 49.7% of total sales, an increase of 3.7%, compared to 46.0% in the same period of fiscal 2008.  In terms of dollar amount, the revenue of the testing segment for the first quarter of fiscal 2009 was $3,098, reflecting a decrease of $2,445, or 44.1%, compared to $5,543 for the first quarter of fiscal 2008. This decrease in revenue was due to the loss of our main customer due to one of its product lines reaching the end of its life cycle earlier than expected, rendering our testing services in the Singapore, Thailand and China operations for that product no longer necessary.

Distribution Segment

The distribution segment accounted for 1.4% of total net sales in the first quarter of fiscal 2009, an increase of 0.5% compared to 0.9% in the first quarter of fiscal 2008. The absolute amount of net sales decreased by $25 for the three months ended September 30, 2008, from $111 in the first quarter of fiscal 2008 to $86 in the first quarter of fiscal 2009. The drop in revenue was due to lower demand in the current market for back-end products such as Vibration equipment and chambers and, we believe, a saturation of equipment and electronic components in the current market.

Uncertainties and Remedies

There are several influencing factors which create uncertainties when forecasting performance, such as the ever-changing nature of technology, specific requirements from the customer, decline in demand for certain types of burn-in devices or equipment, and other similar factors.  Based on a number of economic indicators, it appears that growth in global economic activity has slowed substantially. At the present time, the rate at which the global economy will slow has become increasingly uncertain. A continued slowing of global economic growth, and, in particular, in the United States, will likely to have a negative impact on our growth and results of operations. One of these factors is the highly competitive nature of the semiconductor industry.   Another is that some customers are unable to provide a forecast of the products required in the upcoming weeks; hence it is difficult to plan for the resources needed to meet these customers’ requirements due to short lead time and last minute order confirmation. This will normally result in a lower margin for these products, as it is more expensive to purchase materials in a short time frame.  However, the Company has taken certain actions and formulated certain plans to deal with and to help mitigate these unpredictable factors.  For example, in order to meet customers’ demands upon short notice, the Company maintains higher inventories, but continues to work closely with its customers to avoid stock piling.  We continue to cut costs by upgrading some of our existing facilities to cater to the changing requirements of customers and by maintaining a lean headcount, while still keeping quality high so as to sell new products at a competitive price. We have also been improving customer service from staff by keeping our staff up to date on the newest technology and stressing the importance of understanding and meeting the stringent requirements of our customers.  Finally, the Company is exploring new markets and products, looking for new customers, and upgrading and improving burn-in technology while at the same time searching for improved testing methods of higher technology chips.

Comparison of the First Quarters Ended September 30, 2008 (“Q1 2009”) and September 30, 2007 (“Q1 2008”)

The following table sets forth certain consolidated statements of income data as a percentage of net sales for the first quarters of fiscal 2009 and 2008, respectively:

	Three Months Ended September 30,
	2008	2007
Net Sales	100.0%	100.0%
Cost of sales	79.1%	74.8%
Gross Margin	20.9%	25.2%

Operating Expenses
General and administrative	32.3%	13.7%
Selling	2.0%	1.0%
Research and development	0.2%	0.1%
Gain on disposal of PP&E	(2.6)%	-
Total operating expenses	31.9%	14.8%

Income / (Loss) from Operations	(11.0)%	10.4%

Overall Gross Margin

Overall gross margin as a percentage of revenue decreased by 4.3% to 20.9%, for the three months ended September 30, 2008 from 25.2% in the first quarter of last year primarily due to the decrease in the gross margin in the testing segment.

Gross profit margin as a percentage of revenue in the manufacturing segment decreased from 14.9% in the first quarter of fiscal 2008 to 14.4% in the first quarter of fiscal 2009.  The decrease in gross margin was due to an increase in sales of lower margin burn-in systems pass-through products vis-à-vis higher margin systems in the first quarter of fiscal 2009 compared with the mix of systems in the same period of fiscal 2008. In addition, there was a decrease in the average sales price of burn-in boards and burn-in systems as a result of strong competition in the market place.  However, the Company currently intends to continue manufacturing low-margin burn-in systems and boards in order to maintain market share of these products with its current customers. In absolute amounts, gross profits deceased by $512 to $438 for the three months ended September 30, 2008, from $950 for the three months ended September 30, 2007.

Gross profit margin as a percentage of revenue in the testing segment decreased by 10.2% for the three months ended September 30, 2008, from 37.2% to 27.0%, compared to the same quarter last fiscal year.  In terms of dollar amount, gross margin in the testing segment in the first quarter of fiscal 2009 was $837, a decrease of $1,226, or 59.4%, compared to $2,063 in the same period of fiscal 2008.  The decrease in the gross margin was primarily due to a decrease in testing volume coupled with a decrease in sales prices in the first quarter of fiscal year 2009. Additionally, because significant portions of our operating costs are fixed in the testing segment, as service demands and factory utilization decrease, the fixed costs are spread over the decreased output, which deteriorates profit margin. In addition, our customers changed their demands and specifications for burn-in hours, which resulted in a lower average unit selling price for burn-in services.

Gross profit margin as a percentage of revenue in the distribution segment improved by 5.3% for the first quarter of fiscal 2009, from 26.1% in the first quarter of fiscal 2008 to 31.4%, compared to the same quarter last fiscal year. The improvement in the gross profit as a percentage of sales was due to an increase in average sales prices in the first quarter of fiscal 2009 compared to the same quarter of fiscal 2008. In terms of dollar amount, gross margin in the distribution segment in the first quarter of fiscal 2009 was $27, a decrease of $2, or 6.9%, compared to $29 in the same period of fiscal 2008.  ~~.~~ The gross margin of the distribution segment is not only affected by the market price of our products, but also our product mix, which changes frequently as a result of changes in market demand.

Operating Expenses

Operating expenses for the first quarters of 2009 and 2008 were as follows:
	Three Months Ended September 30,
(In Thousands, unaudited)	2008	2007
General and administrative	$2,015	$1,645
Selling	$123	$124
Research and development	$10	$19
Gain on disposal of PP&E	$(159)	$-
Total	$1,989	$1,788

General and administrative expenses increased by $370, or 22.5%, from $1,645 to $2,015 for the three months ended September 30, 2008, compared to the same period of last fiscal year.  The increase was primarily attributable to an increase of noncash stock option expenses of $238 in the first quarter of fiscal 2009 and a reversal of bonus provision of $154 in the first quarter of fiscal year 2008 as discussed in our annual report for the year-ended June 30, 2008. We did not have any bonus reversal in the first quarter of fiscal 2009. The increase was offset by a decrease in the officer and executive compensation in the first quarter of fiscal 2009. On February 27, 2008, in view of anticipated reductions in service revenue for fiscal 2008, our Chief Executive Officer, Chief Financial Officer and directors voluntarily decreased their base salary to 50% of the base salary agreed to in July 2007. As a result, our compensation for the officers and executives decreased by $99 in the first quarter of fiscal 2009.

Selling expenses decreased slightly by $1, or 0.8%, from the three months ended September 30, 2008, from $124 to $123 compared to the same quarter of fiscal 2008.

In first quarter of fiscal 2009, research and development expenses were $10 compared to $19 for the first quarter of fiscal 2008. The decrease was primarily due to a decrease in full time employee headcount in the U.S. operation.

Gain on disposal of property, plant and equipment was $159 for the first quarter of fiscal year 2009, which mainly resulted from the disposal of certain idle fixed assets at a gain in the Singapore operation. We had no such gain for the same period of fiscal year 2008.

(Loss) Income from Operations

Loss from operations increased by $1,941, or 154.8%, from an income from operations of $1,254 for the three months ended September 30, 2007 to a loss of $687 for the three months ended September 30, 2008, mainly due to the decrease in revenue and an increase in operating expenses, as previously discussed.

Interest Expense

Interest expense for the first quarters of 2009 and 2008 was as follows:

	Three Months Ended September 30,
(In Thousands, unaudited)	2008	2007
Interest expense	$(58)	$(85)

Interest expense decreased by $27 for the three months ended September 30, 2008 from $85 to $58, primarily due to a decrease in the loan payable and capital lease obligation. We are trying to keep our debt at minimum in order to save financing costs. Our credit rating provides us with ready and adequate access to funds in global markets.  As of September 30, 2008, the Company has an unused line of credit of $15,657.

Other (Expenses) Income

Other (expenses) income for the first quarters of 2009 and 2008 were as follows:

	Three Months Ended September 30,
(In Thousands, unaudited)	2008	2007
Other (expenses) income	$215	$(50)

Other income increased by $265 to $215 for the three months ended September 30, 2008 from an expense of $50 in the same quarter of last fiscal year, primarily due to an increase in rental income and currency transaction gain. Currency transaction gain increased by $275 for the three months ended September 30, 2008, from a transaction loss of $118 to a transaction gain of $157, compared to the same quarter of fiscal 2008. This was attributable to the strengthening of U.S. dollar against foreign currency with regard to transactions denominated in U.S. dollars. Rental income, which consisted mainly of space in the Malaysia operation and investment property in Chongqing operation rented to outside vendors, increased by $27 to $64 for the three months ended September 30, 2008 compared to $37 in the same period of fiscal 2008.

Income Tax

Income tax provision for the three months ended September 30, 2008 was $98, a decrease of $74 compared to the income tax provision of $172 for the same quarter last fiscal year. The decrease in income tax provision was mainly due to a lower tax provision for the decreased income generated from the Singapore operations in the first quarter of fiscal 2009.

We assessed our income tax liability of $382 as of September 30, 2008 in accordance with FIN48, which is related to the allocation of corporate management expenses to our Singapore operation in terms of Singapore tax law.  We did not see any potential benefits arising from this tax position.  Accordingly, no impact of this tax position was recognized in the statement of operations for this quarter of fiscal 2009.  We did not include any potential income tax position in federal and state income tax returns currently filed.

Minority Interest

As of September 30, 2008, we held a 55% interest in Trio-Tech Malaysia. In the first quarter of fiscal 2009, minority interest in the net income of subsidiaries was $91, a decrease of $105, or 53.6%, compared to a minority interest in the net income of $196 for the same quarter of fiscal 2008.  The decrease in the minority interest was due to the decrease in the net income generated from the Malaysia testing operation due to a decrease in revenue as the result of lesser market demands from our customers.

Net Income/Loss

Net loss was $719 in the first quarter of fiscal 2009, an increase of $1,470 from a net income of $751 for the three months ended September 30, 2008. The loss was mainly due to a decrease in revenue and an increase in operating expenses, which was offset by an increase in other income and a decrease in interest expenses and income tax provision, as previously discussed.

Earnings/Loss per Share

Basic and diluted loss per share for the three months ended September 30, 2008 increased by $0.45 to $0.22, from earnings of $0.23 per basic and diluted per share in the same quarter of the prior fiscal year.

Segment Information

The revenue, gross margin and income from each segment for the first quarter of fiscal 2009 and the first quarter of fiscal 2008, respectively, are presented below. As the segment revenue and gross margin for each segment have been discussed in the previous section, only the comparison of income from operations is discussed below.

Manufacturing Segment

The revenue, gross margin and income from operations for the manufacturing segment for the first quarters of 2009 and 2008 were as follows:

	Three Months Ended September 30,
(In Thousands, unaudited)	2008	2007
Revenue	$3,046	$6,396
Gross margin	14.4%	14.9%
Income (Loss) from operations	$(444)	$326

Loss from the manufacturing segment increased by $770 to $444 for the three months ended September 30, 2008 from an income of $326 in the same quarter last fiscal year primarily due to the loss of orders from one of our major customers.  The increase in operating loss was attributable to a decrease in gross profit of $512 and an increase in operating expenses of $258. Operating expenses for the manufacturing segment were $882 and $624 for the three month ended September 30, 2008 and 2007, respectively. The increase in operating expenses was mainly attributable to the increase in headcount in the manufacturing segment of our Singapore operation, as we transferred employees from the distribution segment to the manufacturing segment. It is the strategy of management to focus on the sales of our own manufactured products. We believe this will help us to reduce our exposure to multiple risks arising from being a mere distributor of manufactured products from others.

Testing Segment

The revenue, gross margin and income from operations for the testing segment for the first quarters of 2009 and 2008 were as follows:

	Three Months Ended September 30,
(In Thousands, unaudited)	2008	2007
Revenue	$3,098	$5,543
Gross margin	27.0%	37.2%
Income from operations	$(222)	$1,018

Loss from operations in the testing segment in the first quarter of fiscal 2009 was $222, an increase of $1,240, or 121.8%, compared to an income of $1,018 in the same period of fiscal 2008 primarily due to the loss of  one of our major customer as their product lines reaching the end of its life cycle earlier than expected.  The loss from operations was attributable to a decrease of $1,226 in gross profit due to a drop in testing volume coupled with reducing unit sales price as a result of changes in customers’ demands, and an increase of $14 in operating expenses. Operating expenses were $1,059 and $1,045 for the three months ended September 30, 2008 and 2007, respectively. The increase in operating expenses was mainly due to a reversal of $111 in bonus provision for the first quarter of fiscal 2008, there being no such reversal in the first quarter of fiscal 2009.

Distribution Segment

The revenue, gross margin and loss from operations for the distribution segment for the first quarters of 2009 and 2008 were as follows:

	Three Months Ended September 30,
(In Thousands, unaudited)	2008	2007
Revenue	$86	$111
Gross margin	31.4%	26.1%
Income (Loss) from operations	$31	$(22)

Income from operations in the distribution segment increased by $53 to $31 for the three months ended September 30, 2008, from an operating loss of $22 in the first quarter of fiscal 2008. The increase in operating income was mainly due to a decrease of operating expenses of $55, but offset by a decrease in gross profit of $2 as the result of a decrease in revenue. Operating expenses were negative $4 and $51 for the three months ended September 30, 2008 and 2007, respectively. The decrease in operating expenses was mainly due to a decrease in commission expenses incurred in the first quarter of fiscal 2009 as the result of a decrease in commissionable sales and also a gain of $24 in the selling of property, plant and equipment.

Corporate

The income (loss) from operations for corporate for the first quarters of 2009 and 2008 were as follow:

	Three Months Ended September 30,
(In Thousands, unaudited)	2008	2007
Income (Loss) from operations	$(52)	$(68)

Corporate operating loss decreased by $16 to $52 for the three months ended September 30, 2008, from $68 in the same period last fiscal year. The decrease is mainly due to an increase in corporate management fee and a decrease in officers and executive compensation. In March 2008, we increased the corporate management fee which is based on the percentage of revenue imposed on all the subsidiaries due to a decrease in the revenue from our subsidiaries.  The revenue percentage charged on subsidiaries is a reimbursement to the corporate office to cover its operating expenses. Management reviews this percentage periodically to make sure the amount charged is sufficient to cover its corporate expenses. In terms of dollar amount, there was an increase of $143 in the fees we imposed on all the subsidiaries in the first quarter of fiscal 2009 as compared to the same period of fiscal 2008.

On February 27, 2008, in view of anticipated reductions in service revenue for fiscal 2008, our Chief Executive Officer, Chief Financial Officer and directors voluntarily decreased their base salary to 50% of the base salary agreed to in July 2007. As a result, our compensation for the officers and executives decreased by $99 in the first quarter of fiscal 2009. However, such decrease in corporate expenses was offset by a $238 stock options expense in the first quarter of fiscal 2009, there being no such expense in the same period of the last fiscal year.

Financial Condition

During the three months ended September 30, 2008, total assets decreased $3,085 from $34,759 at June 30, 2008 to $31,674 at September 30, 2008. The majority of the decrease was in cash, accounts receivables and inventory.

At the end of the first quarter of fiscal 2009, total cash and short-term deposits were $13,026, reflecting a decrease of $1,320 from fiscal year-end 2008. The decrease was primarily due to a net loss of $719, a repayment of bank loans and capital lease of $551 and capital expenditures of $659 in the first quarter of fiscal 2009 to acquire machinery equipment as discussed below.

At September 30, 2008, the accounts receivable balance decreased by $869 from the balance at June 30, 2008 due primarily to a decrease in sales in the first quarter of fiscal 2009. The rate of turnover of accounts receivables was 78 days at the end of the first quarter of fiscal 2009 compared with 66 days at fiscal year-end 2008. The increase in such rate was due to a high employee turnover in our Singapore operation’s accounts receivable staff during the first quarter of fiscal 2009. We have taken actions to improve the rate of turnover of our accounts receivables, such as providing electronic payment method to our customers and sending periodical customer account statements.

Inventories at September 30, 2008 was $1,879, a decrease of $570, or 23.3%, compared to $2,449 at June 30, 2008, The decrease in inventory was mainly from the work in progress inventory items  Our manufacturing segment built up additional inventory in the fourth quarter of fiscal 2008 for an expected product shipment in the first quarter of fiscal 2009.  After the shipment was completed in the first quarter of fiscal 2009, work in progress inventory decreased. The turnover of inventory was 40 days at the end of the first quarter of fiscal 2009 compared with 21 days at fiscal year-end 2008.  The slower rate was due to a decrease in sales as a result of fewer orders being placed by one of our major customers, because of the slower movement of that customer’s product line and equipment capacity.

Prepaid expenses and other current assets at September 30, 2008 were $195, an increase of $57 from the balance at June 30, 2008, primarily due to increased prepayments to suppliers and an increase in prepaid Singapore Goods and Services Tax related to material purchases according to the related Singapore tax regulations.

In the first quarter of fiscal year 2008, Trio-Tech Chongqing Co., Ltd. entered into a Memorandum Agreement with JiaSheng Property Development Co., Ltd. to jointly develop a piece of property with 24.91 acres owned by JiaSheng located in Chongqing, China.  Pursuant to the signed agreement, an investment of $1,473, based on the exchange rate on September 30, 2008 published by the Federal Reserve System, was transferred in the first quarter of fiscal 2008 into a special bank account jointly monitored by both Trio-Tech (Chongqing) Co., Ltd. and JiaSheng.  Pursuant to the Supplement Agreement, an investment of RMB 5,000, approximately U.S. $737 based on the exchange rate on September 30, 2008 published by the Federal Reserve System. was transferred from its bank account into the special bank account on December 17, 2007. In the fourth quarter of fiscal 2008, the investment of RMB 5,000, approximately U.S. $737 based on the exchange rate on September 30, 2008 published by the Federal Reserve System, was returned to the Company, which reduced the investment in this project to $1,473. On January 4, 2008, Trio-Tech (Chongqing) Co., Ltd. entered into a Memorandum of Agreement with MaoYe Property Ltd. to purchase an office space of 827.2 square meters on the 35th floor of a 40 story high office building located in Chongqing, China. The total cash purchase price was RMB 5,554 (Chinese Yuan), equivalent to approximately $818 based on the exchange rate as of September 30, 2008 published by the Federal Reserve System. The Company rented this property out to a third party on July 13, 2008. The term of the lease agreement is five years (starting from July 13, 2008) with a monthly rental income of RMB 39 (approximately $5) for the first three years, with an increase of 8% in the fourth year and another 8% in the fifth year. As of June 30, 2008 the total of all the Company’s investments in Chongqing, China was $2,267. The rental income generated from this investment property in first quarter of fiscal 2009 was $15. There was no such investment income in the first quarter of fiscal year 2008.

Property, plant and equipment decreased by $198, from $8,136 at June 30, 2008 to $7,938 at September 30, 2008, due to the depreciation of the Company’s fixed assets in the ordinary course of business. Capital expenditures were $659 for the first quarter of fiscal 2009, compared with $545 for the first quarter of fiscal 2008.  The increase in capital expenditure was mainly due to purchases of machinery and equipment in the first quarter of fiscal 2009 by the Singapore operations in order to meet product specifications from our customers.

Depreciation was $518 for the first quarter of fiscal 2009, compared with $778 for the first quarter of fiscal 2008. The decrease in depreciation expenses was mainly due to the write-off of certain fixed assets in the Singapore and China operations in the third and fourth quarters of fiscal year 2008,  as a result of the termination of a testing service contract with one of our major customers and . change in customers’ demand for certain burn-in testing services.

Other assets were $735 at September 30, 2008, a decrease of $78 from the balance at June 30, 2008. The decrease in other assets was primarily due to a decrease of $4 in the deposit for rental and utilities and a decrease of $74 in the down payment of fixed assets in the Malaysia operation.

Liquidity Comparison

Net cash provided by operating activities increased by $415 to $33 for the three months ended September 30, 2008 from a net cash outflow of $382 in the same period of last fiscal year. The increase in net cash provided by operating activities was primarily due to the collection of accounts receivable and usage of inventory during this first quarter of fiscal 2009 compared to an increase of accounts receivable and inventory build up for the same period in the prior year.  This was offset by a net loss of $719 and decrease in accounts payable of $1,565 during the first quarter of fiscal 2009.

Net cash used in investing activities decreased by $1,871 to $1,068 for the three months ended September 30, 2008 from $2,939 for the same period of fiscal 2008. In the first quarter of fiscal 2008, we invested RMB 10,000, equivalent to approximately U.S. $1,331 based on the average exchange rate for the three month ended September 30, 2007, in Chongqing, China to jointly develop a piece of property with 24.91 acres with JiaSheng Property Development Co. Ltd. We did not make a similar investment in the first quarter of fiscal 2009. In the first quarter of 2009, there was an increase of $493 in the investment in short term deposits and an increase of $161 in the proceeds from the sale of property, plant and equipment. We did not sale any property, plant and equipment in the same period of fiscal 2008.These decreases in the net cash used in investing activities were offset by an increase in capital expenditure of $114 in the first quarter of fiscal 2009 compared with the same period of fiscal 2008.  The increase in capital expenditure was primarily for the purchase of machinery and equipment in the Singapore operations in order to meet customers’ demands.

Net cash used in financing activities in the first quarter of fiscal 2009 was $548, representing an increase of $3,950 compared to net cash inflow of $3,402 during the first quarter of fiscal 2008.  The increase was due mainly to an increase of $134 in the repayment of bank loans and capital leases, a decrease of $209 in the net borrowings on line of credit and a decrease of $3,610 from the proceeds from long-term bank loans compared with the same period of last fiscal year. We are trying to keep our debt at minimum in order to save financing costs. Our credit rating provides us with ready and adequate access to funds in global markets.  As of September 30, 2008, the Company has an unused line of credit of $15,657. In the first quarter of fiscal 2008, we increased our borrowing from bank loans to meet our daily operation needs and to support future potential expansion opportunities at that time.

We believe we have the necessary financial resources to meet our projected cash requirements for at least the next twelve months.

As the Company suffered a loss in the first quarter of fiscal 2009, the Singapore operations did not fulfill one of the loan covenants conditions, which requires the company to maintain the debt to EBITDA ratio of no more than 2.5 times at all times during the terms of the loan.  As a result, the Company has reclassified the related long term portion of the bank loan of $1,215 to the current portion of the liabilities.  The management has communicated to the bank and requested a waiver of this particular covenant.  As of the filing date of this 10Q report, the bank is still in the process of reviewing the Company’s request.

Corporate Guarantee Arrangement

The Company provides a corporate guarantee of approximately $1,745 to one of its subsidiaries in Southeast Asia to secure line-of-credit and term loans from a bank to finance the operations of such subsidiary. With the strong financial position of the subsidiary company, the Company believes this corporate guarantee arrangement will have no material impact on its liquidity or capital resources.

On October 23, 2008, Trio-Tech Chongqing Co., Ltd. entered into a Memorandum Agreement with JiaSheng Property Development Co., Ltd. (“JiaSheng”) to purchase four units of commercial property and two units of residential property, totaling 1,391.70 square meters, at JiaSheng Jingyun Huafu Project located at No. 17 Puyun Avenue in Chongqing, China.  The total cash purchase price to be paid by the Company under the Memorandum Agreement is RMB 7,043 (Chinese yuan) or approximately $1,030 (U.S. dollars) based on the exchange rate as of October 23, 2008 published by the Federal Reserve Statistical Release. Under the terms of the Memorandum Agreement, the Company made a down payment of 10% in cash in the amount of RMB 704 or U.S. $103 in October 2008 and the balance of 90% was paid on November 4, 2008, using internally generated funds of the Company.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4T.  CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2008, the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective at a reasonable level.

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

Item 3.    Defaults Upon Senior Securities

                  Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders

                  Not applicable

Item 5.    Other Information

                  Not applicable

Item 6.     Exhibits

10.1	Sales and purchase agreement on office and commercial units in Chongqing
10.2	Tenant lease agreement for the office and commercial units in Chongqing
31.1	Rule 13a-14(a) Certification of Principal Executive Officer of Registrant
31.2	Rule 13a-14(a) Certification of Principal Financial Officer of Registrant
32	Section 1350 Certification.

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
      Dated: November 14, 2008