Form 10-Q
period 2008-12-31
TRIO TECH INTERNATIONAL
filed 2009-02-23
CIK 732026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):  Large Accelerated Filer ☐  Accelerated Filer ☐  Non-Accelerated Filer ☐  Smaller Reporting Company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Number of shares of common stock outstanding as of February 20, 2009 is 3,227,430

TRIO-TECH    INTERNATIONAL

INDEX TO CONSOLIDATED FINANCIAL INFORMATION, OTHER INFORMATION AND SIGNATURE

		Page
Part I.	Financial Information
Item 1.	Financial Statements
	(a) Condensed Consolidated Balance Sheets as of December 31, 2008 (Unaudited) and June 30, 2008	2
	(b) Condensed Consolidated Statements of Operations and Comprehensive Income for the Three and Six Months Ended December 31, 2008 (Unaudited) and December 31, 2007 (Unaudited)	3
	(c) Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2008 (Unaudited) and December 31, 2007 (Unaudited)	4
	(d) Notes to Consolidated Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	40
Item 4T.	Controls and Procedures	41

Part II.	Other Information
Item 1.	Legal Proceedings	42
Item 1A.	Risk Factors	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3.	Defaults upon Senior Securities	42
Item 4.	Submission of Matters to a Vote of Security Holders	43
Item 5.	Other Information	43
Item 6.	Exhibits	43

Signatures		43
Exhibits		43
Certifications		43

-i-

FORWARD-LOOKING STATEMENTS

           The discussions of Trio-Tech International’s (the “Company”) business and activities set forth in this Form 10-Q and in other past and future reports and announcements by the Company may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and assumptions regarding future activities and results of operations of the Company.  In light of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the following factors, among others, could cause actual results to differ materially from those reflected in any forward-looking statements made by or on behalf of the Company: market acceptance of Company products and services; changing business conditions or technologies and volatility in the semiconductor industry, which could affect demand for the Company’s products and services; the impact of competition; problems with technology; product development schedules; delivery schedules; changes in military or commercial testing specifications which could affect the market for the Company’s products and services; difficulties in profitably integrating acquired businesses, if any, into the Company; risks associated with conducting business internationally and especially in Southeast Asia, including currency fluctuations and devaluation, currency restrictions, local laws and restrictions and possible social, political and economic instability; changes in U.S. and global financial and equity markets, including market disruptions and significant interest rate fluctuations; and other economic, financial and regulatory factors beyond the Company’s control. We believe customers have tightened and will continue to tighten their spending resulting in a decline in the demand for electronic products and semiconductor equipment. See the discussions elsewhere in this Form 10-Q for more information. In some cases, you can identify forward-looking statements by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” “believes,” “can impact,” “continue,” or the negative thereof or other comparable terminology.

Unless otherwise required by law, we undertake no obligation to update forward-looking statements to reflect subsequent events, changed circumstances, or the occurrence of unanticipated events. Important factors that could cause or contribute to such material differences include those discussed in “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K. You are cautioned not to place undue reliance on such forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	December 31,	June 30,
	2008	2008
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash	$6,741	$6,600
Short-term deposits, at fair value	5,553	7,746
Trade accounts receivable, less allowance for doubtful accounts of $39 and $51	3,938	5,702
Inventories, less provision for obsolete inventory of $670 and $880	1,671	2,449
Prepaid expenses and other current assets	514	934
Total current assets	18,417	23,431

INVESTMENTS IN CHINA (Note 9)	3,020	2,267
PROPERTY, PLANT AND EQUIPMENT, Net	7,231	8,136
OTHER INTANGIBLE ASSETS, Net	53	112
OTHER ASSETS	758	813
TOTAL ASSETS	$29,479	$34,759

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Line of credit	$5	$--
Accounts payable	572	2,586
Accrued expenses	1,989	3,036
Income taxes payable	346	397
Current portion of bank loans payable	2,175	1,403
Current portion of capital leases	116	106
Total current liabilities	5,203	7,528

BANK LOANS PAYABLE, net of current portion, at fair value	--	1,620
CAPITAL LEASES, net of current portion	57	143
DEFERRED TAX LIABILITIES	539	510
OTHER LIABILITIES	9	9

TOTAL LIABILITIES	$5,808	$9,810

MINORITY INTEREST	3,075	2,808

SHAREHOLDERS' EQUITY:
Common stock; no par value, 15,000,000 shares authorized; 3,227,430 and 3,226,430 shares issued and outstanding as at December 31, 2008, and at June 30, 2008, respectively	10,365	10,362
Paid-in capital	1,203	928
Accumulated retained earnings	7,680	8,825
Accumulated other comprehensive loss-translation adjustments	1,348	2,026
Total shareholders' equity	20,596	22,141
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$29,479	$34,759

See accompanying notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
UNAUDITED (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

	Six Months Ended		Three Months Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Products	$5,966	$13,708	$2,834	$7,201
Services	5,826	11,213	2,728	5,670
	11,792	24,921	5,562	12,871
Cost of Sales
Cost of products sold	4,897	11,468	2,230	5,939
Cost of services rendered	4,272	7,216	2,011	3,737
	9,169	18,684	4,241	9,676

Gross Margin	2,623	6,237	1,321	3,195

Operating Expenses
General and administrative	3,339	4,009	1,324	2,389
Selling	206	277	83	153
Research and development	20	38	10	19
Impairment loss	520	16	520	16
(Gain)/loss on sales of PP&E	(154)	--	5	--
Total operating expenses	3,931	4,340	1,942	2,577

Income(Loss) from Operations	(1,308)	1,897	(621)	618

Other Income (Expenses)
Interest expense	(104)	(164)	(46)	(79)
Other (expense) income	570	(251)	355	(176)
Total other (expense) income	466	(415)	309	(255)

Income (Loss) Before Income Taxes	(842)	1,482	(312)	363

Income Tax Provision (Benefits)	36	314	(62)	142

Income (Loss) Before Minority Interest	(878)	1,168	(250)	221
Minority interest	267	252	176	56
Net Income (Loss)Attributed to Common Shares	(1,145)	916	(426)	165

EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per share	$(0.35)	$0.28	$(0.13)	$0.05
Diluted earnings (loss) per share	$(0.35)	$0.28	$(0.13)	$0.05

Weighted Average Shares Outstanding:
Basic	3,227	3,226	3,227	3,226
Diluted	3,227	3,259	3,227	3,228

Comprehensive Income (Loss):
Net income (loss)	$(1,145)	$916	$(426)	$165
Foreign currency translation adjustment	(678)	918	(8)	702

Comprehensive Income (Loss)	$(1,823)	$1,834	$(434)	$867

See accompanying notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, UNAUDITED (IN THOUSANDS)

	Dec. 31,	Dec. 31,
	2008	2007
	(Unaudited)	(Unaudited)
Cash Flow from Operating Activities
Net income (loss)	$(1,145)	$916
Adjustments to reconcile net income to net cash flow (used in) provided by operating activities
Depreciation and amortization	1,074	1,528
Bad debts expense, net	12	--
Inventory provision	71	35
Accrued interest expense net accrued interest income	(40)	(53)
Impairment loss	520	16
Stock compensation	275	358
Gain on sale of property, plant and equipment	(154)	--
Investment income	(211)	--
Deferred tax provision	29	23
Minority interest	267	265
Changes in operating assets and liabilities
Accounts receivables	1,752	(3,223)
Other assets	7	41
Inventories	707	(562)
Prepaid expenses and other current assets	420	(280)
Accounts payable and accrued liabilities	(3,061)	321
Income tax payable	(51)	(112)
Net cash (used in) provided by operating activities	472	(727)

Cash Flow from Investing Activities
Proceeds from short-term deposits matured	2,433	21,443
Investments in short-term deposits	(152)	(22,416)
Additions to property, plant and equipment	(1,034)	(1,493)
Proceeds from sale of equipment	178	--
Investment in Chongqing, China	(529)	(2,057)
Net cash (used in) provided by investing activities	896	(4,523)

Cash Flow from Financing Activities
Net borrowings on lines of credit	5
Repayment of bank loans and capital leases	(972)	(854)
Proceeds from long-term bank loans and capital leases	--	3,687
Proceeds from exercising stock options	3	--
Net cash (used in) provided by financing activities	(964)	2,833

Effect of Changes in Exchange Rate	(263)	598

NET (DECREASE) INCREASE IN CASH	141	(1,819)
CASH BEGINNING OF PERIOD	6,600	7,135
CASH END OF PERIOD	$6,741	$5,316

Supplementary Information of Cash Flows
Cash paid during the period for:
Interest	$131	$117
Income taxes	$--	$477

Non-Cash Transactions
Non-cash investment for the investment in Chongqing (Note 9)	$502	$--
Assets held for sale	$--	$(212)
Non-cash capital expenditure	$9	--
Carrying value of property reclassified from property, plant and equipment	$--	$212

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  All significant inter-company accounts and transactions have been eliminated in consolidation. The unaudited consolidated financial statements are presented in U.S. dollars.  The accompanying financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.  Operating results for the six months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2009.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the fiscal year ended June 30, 2008.

Reclassification — Certain reclassifications have been made to the previous year’s financial statements to conform to current year presentation, with no effect on previously reported net income.

Change in Estimates: During the second quarter of fiscal year 2009, our Singapore operations reversed approximately $159 in accruals based on new and updated information.  This was related to bonuses provision and annual leave provision that were included in accrued expenses at September 30, 2008.  The provision for bonuses in the amount of $118 was based on the Company’s policy and guidelines  related  to  bonuses,  the  financial  results  of  the  Singapore operation, group objectives and individual employee performance set up at the beginning of fiscal year 2009 and employee headcount on June 30, 2008.  As our Singapore operations suffered higher than expected operating losses during the six months ended December 31, 2008, management believes that the Singapore operations will not be able to meet the criteria of the initial financial objectives created at the beginning of fiscal 2009.  The Company does not have any legal or contractual obligation for the payment of bonuses. Accordingly, the over-provision of $159 was reversed during the second quarter of fiscal 2009.

These changes in estimate decreased the cost of sales by $84 and decreased general and administrative expenses by $75. The net impact on the net income for the six months ended December 31, 2008 was $159, or $0.05 per diluted share.

2. NEW ACCOUNTING PRONOUNCEMENTS

We adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”) on July 1, 2008 for financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS 157 defines fair value, establishes a framework for measuring fair value as required by other accounting pronouncements and expands fair value measurement disclosures. The provisions of SFAS 157 are applied prospectively upon adoption and did not have a material impact on our consolidated financial statements. The disclosures required by SFAS 157 are included in Note 11, Fair Value Measurement, to these consolidated financial statements.

We adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS 159”) as of July 1, 2008. SFAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value. We did not elect the fair value option for any assets or liabilities, which were not previously carried at fair value. Accordingly, the adoption of SFAS 159 had no impact on our consolidated financial statements.

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. SFAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. The adoption of this statement is not expected to have a material impact on our consolidated financial position or results of operations.

In March 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. This statement is effective from November 2008 when the SEC’s approved the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The implementation of this statement did not have an impact on the Company’s results of operations or financial position.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51, or SFAS No. 160.  SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008.  The Company is currently evaluating the impact the adoption may have on its financial condition or results of operations.

3. INVENTORIES

Inventories consisted of the following:
	Dec. 31,	June 30,
	2008	2008
	(Unaudited)

Raw materials	$1,116	$1.297
Work in progress	1,091	1,797
Finished goods	134	235
Less: provision for obsolete inventory	(670)	(880)
	$1,671	$2,449

4. STOCK OPTIONS

As of December 31, 2008, the Company had 2,750 shares of stock options outstanding under the 1998 Employee Option Plan, which was terminated on December 2, 2005 by the Company’s Board of Directors.

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

           Assumptions

The fair value for these awards was estimated using the Black-Scholes option pricing model with the following weighted average assumptions, assuming no expected dividends:

	Six Months Ended	Year Ended
	December 31, 2008	June 30, 2008

Expected volatility	107.18%	110.91-117.70%
Risk-free interest rate	2.48%	2.71%-2.90%
Expected life (years)	2.00	2.00

The expected volatilities are based on the historical volatility of the Company’s stock.  The observation is made on a weekly basis.  The observation period covered is consistent with the expected life of the options.  The expected life of stock options is based on the historical experience of stock options granted and observed.  The risk-free rate is consistent with the expected terms of the stock options and is based on the United States Treasury yield curve in effect at the time of grant.

           2007 Employee Stock Option Plan

The Company’s 2007 Employee Stock Option Plan (the “2007 Employee Plan”), which is shareholder-approved, permits the grant of stock options to its employees of up to 300,000 shares of Common Stock.  Under the 2007 Employee Plan, all options must be granted with an exercise price of not less than “fair market value” as of the grant date and the options granted should be exercisable within a maximum of ten years after the date of grant, or such lesser period of time as is set forth in the stock option agreements. They shall be exercisable (a) immediately as of the effective date of the stock option agreement granting the Option, or (b) in accordance with a schedule related to the date of the grant of the Option, the date of first employment, or such other date as may be set by the Compensation Committee.  Generally, options granted under the 2007 Employee Plan are exercisable within five years after the date of grant, and vest over the period as follows: 25% vesting on the grant date and the remaining balance vesting in equal installments on the next three succeeding anniversaries of the grant date.  The share-based compensation will be recognized in terms of the graded vesting method over the vesting period. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the 2007 Employee Plan).

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

The Company recognized stock-based compensation expense of approximately $112 in the six months ended December 31, 2008 under the 2007 Employee Plan.  Unamortized stock-based compensation of $135 based on fair value on the grant date related to options granted under the 2007 Employee Plan is expected to be recognized over a period of three years.

As of December 31, 2008, there were 33,750 shares of vested employees’ stock options. The weighted-average exercise price was $7.84 and the weighted average remaining contractual term was 4.24 years. The total intrinsic value of vested employees’ stock options during the three months ended December 31, 2008 was zero.  A summary of option activities under the 2007 Employee Plan during the six months ended December 31, 2008 is presented as follows:
	Options	Weighted- Average Exercise Price	Weighted - Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 1, 2008	44,000	$9.57	3.92	-
Granted	50,000	$4.81	4.53	-
Exercised	--	--
Forfeited or expired	(2,000)	$7.19
Outstanding at December 31, 2008	92,000	$7.03	4.24	--
Exercisable at December 31, 2008	33,750	$7.84	4.24	--

A summary of the status of the Company’s non-vested employees’ stock options during the six month period ended December 31, 2008 is presented below:
		Weighted-Average Grant-Date
	Options	Fair Value
Non-vested at July 1, 2008	33,000	$5.55
Granted	50,000	$2.71
Vested	(22,750)	$2.71
Forfeited	(2,000)	$4.13
Non-vested at December 31, 2008	58,250	$4.04

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

During the first quarter of 2009, pursuant to the 2007 Directors Plan, 60,000 shares of stock options were granted to our directors with an exercise price equal to the fair market value of our Common Stock (as defined under the 2007 Directors Plan in conformity with Regulation 409A or the Internal Revenue Code of 1986, as amended) at the date of grant.  The fair market value of 60,000 shares of the Company’s Common Stock issuable upon exercise of stock options granted was approximately $163 based on the fair value of $2.71 per share determined by the Black Scholes option pricing model.  There were no options exercised during the six month period ended December 31, 2008.  The Company recognized stock-based compensation expense of $163 in the six month period ended December 31, 2008 under the 2007 Directors Plan.

A summary of option activities under the 2007 Directors Plan during the six month period ended December 31, 2008 is presented as follow:
	Options	Weighted- Average Exercise Price	Weighted - Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 1, 2008	60,000	$9.57	3.92
Granted	60,000	$4.81	4.53
Exercised	--	--
Forfeited or expired	--	--
Outstanding at December 31, 2008	120,000	$7.19	4.22	--
Exercisable at December 31, 2008	120,000	$7.19	4.22	--

1998 Stock Option Plan

A summary of option activities under the 1998 Plan during the six month period ended December 31, 2008 is presented as follow:
	Options	Weighted- Average Exercise Price	Weighted - Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 1, 2008	12,550	$3.03
Granted	--	--
Exercised	(1,000)	$2.66
Forfeited or expired	(8,800)	$2.66
Outstanding at December 31, 2008	2,750	$4.40	0.50	-
Exercisable at December 31, 2008	2,750	$4.40	0.50	-

The intrinsic value of 2,750 options exercisable was zero. Cash received from options exercised in the six month period ended December 31, 2008 was approximately $3. There were no unvested stock options under the 1998 Plan as of December 31, 2008.

5. EARNINGS (LOSS) PER SHARE

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

Options to purchase 214,750 shares of Common Stock at exercise prices ranging from $4.40 to $9.57 per share as of December 31, 2008 were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

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

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted EPS for the years presented herein:

	Six Months Ended		Three Months Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net income (loss) attributable to common shares	$(1,145)	$916	$(426)	$165

Basic Earnings (loss) Per Share	$(0.35)	$0.28	$(0.13)	$0.05

Diluted Earnings (loss) Per Share	$(0.35)	$0.28	$(0.13)	$0.05

Weighted average number of common shares outstanding - basic	3,227	3,226	3,227	3,226

Dilutive effect of stock options	--	33	--	2

Number of shares used to compute earnings (loss) per share - diluted	3,227	3,259	3,227	3,228

6. ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are customer obligations due under normal trade terms.  We sell our products and services to manufacturers in the semiconductor industry.  We perform continuing credit evaluations of our customers’ financial conditions, and although the Company generally does not require collateral, letters of credit may be required from our customers in certain circumstances.

Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible.  We include any accounts receivable balances that are determined to be uncollectible in allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  Based on the information available, we believe that our allowance for doubtful accounts for the six months ended December 31, 2008 and the twelve months ended June 30, 2008 was adequate.

The following table represents the changes in the allowance for doubtful accounts:

	Dec. 31,	June 30,
	2008	2008
	(Unaudited)
Beginning	$51	$42
Additions charged to expenses	5	24
Recovered	(17)	(15)
Actual write-offs	--	--
Ending	$39	$51

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

	Dec. 31,	June 30,
	2008	2008
	(Unaudited)
Beginning	$113	$211
Additional accruals	1	--
Reversal	--	(80)
Actual usage	(2)	(18)
Ending	$112	$113

8.  FASB INTERPRETATION NO. 48

The Company adopted the provisions of FIN 48 on July 1, 2007 and has had no material adjustments to its liabilities for unrecognized income tax benefits since its adoption.  The Company has not included any uncertain tax positions as defined by FIN 48 in its currently filed federal or state income tax returns. The Company had no change in the beginning balance of retained earnings as a result of implementing FIN 48.  A reconciliation of the beginning and the ending amount of unrecognized tax benefits is as follows:

(in thousands)
Balance at July 1, 2008	(362)
Additions based on current year tax positions	(29)
Additions for prior year(s) tax positions	--
Reductions for prior year(s) tax positions	127
Settlements	--
Expiration of statute of limitations	--
Balance at December 31, 2008	(264)

The Company accrues penalties and interest on unrecognized tax benefits when necessary as a component of penalties and interest expenses, respectively.  The Company had not accrued any penalties or interest expenses relating to unrecognized benefits at July 1, 2008 and December 31, 2008.

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

9. INVESTMENTS IN CHONGQING, CHINA

In June 2007, Trio-Tech International Pte., Ltd. established  a subsidiary  in Chongqing, China.  This  newly established subsidiary, Trio-Tech (Chongqing) Co., Ltd., has a registered capital of RMB 20,000 (Chinese yuan), or equivalent to approximately $2,600, and is wholly owned by Trio-Tech International Pte., Ltd. In June 2007, Trio-Tech International Pte., Ltd. infused $2,600 to Trio-Tech (Chongqing) Co., Ltd. to fulfill its capital injection obligation.  The source of the funds was from the proceeds from the disposition of short-term deposits by Trio-Tech International Pte., Ltd.

On August 27, 2007, Trio-Tech (Chongqing) Co., Ltd. entered into a Memorandum Agreement with JiaSheng Property Development Co., Ltd. (JiaSheng hereafter) to jointly develop a piece of property with 24.91 acres owned by JiaSheng located in No. B48 lot BeiPei district of Chongqing City, China, which is intended for sale after the completion of development.  Pursuant to the signed agreement, the capital to be invested by Trio-Tech (Chongqing) Co., Ltd. was RMB 10,000, equivalent to approximately $1,466 based on the exchange rate on December 31, 2008 published by the Federal Reserve System.  On August 28, 2007, Trio-Tech (Chongqing) Co., Ltd. transferred the required amount from its bank account into a special bank account jointly monitored by both Trio-Tech (Chongqing) Co., Ltd. and JiaSheng.  The investment was accounted under the cost method.

On October 22, 2007, the parties received approval from the Chinese District Zoning Regulation Bureau to increase the square meters of the buildings specified in the original Memorandum Agreement dated August 27, 2007 by 9,885 square meters.  As a result, the construction costs of the proposed building project also increased.  On November 15, 2007, Trio-Tech (Chongqing) Co., Ltd. entered into a Supplement Agreement to the Memorandum Agreement dated August 27, 2007 with JiaSheng.  The purpose of this Supplement Agreement was to document another agreement reached by both parties regarding the additional capital infusion to be committed by the respective parties in order to finance the increase in construction costs. The Supplement Agreement did not modify the terms and obligations of both parties specified in the original Memorandum Agreement.  Under the terms of the Supplement Agreement, the Company agreed to invest an additional RMB 9,000, or approximately $1,319 based on the exchange rate as of December 31, 2008 published by the Federal Reserve System.   On December 17, 2007, Trio-Tech (Chongqing) Co., Ltd. received a list of additional costs incurred for this project, which were RMB 4,000 less than the estimated cost of RMB 9,000.  Accordingly, the Company only transferred RMB 5,000, approximately $733, from its bank account into the special bank account jointly monitored by both Trio-Tech (Chongqing) Co., Ltd. and JiaSheng.  After that extra infusion, the equity ratio owned by the Company in that joint venture was 20%.

In the fourth quarter of fiscal 2008 ending June 30, 2008, the investment of RMB 5,000, approximately $733 based on the exchange rate as of December 31, 2008 published by the Federal Reserve System, was returned to the Company, which reduced the investment in this project to $1,466.  After that return of investment, the equity ratio owned by the Company in that joint venture was 15%. The Company also recorded a profit of RMB 750, approximately $110 in investment income in the fourth quarter of fiscal 2008.

In October 2008, the Company received a second return on investment principal of RMB 1,988, or $291 and investment income of RMB 1,312, or $192 from Jiasheng.  The investment income was part of the return on investment based on the total investment amount of RMB 15,000 or $2,213.  After the second return of investment, the equity ratio owned by the Company in that joint venture was 13%.  This investment return was used to offset the purchase of new commercial and residential investment property from JiaSheng as discussed below.

In accordance with APB 18, The Equity Method of Accounting for Investments in Common Stock, management recorded the transaction using the cost method of accounting.

On January 4, 2008, Trio-Tech (Chongqing) Co., Ltd. entered into a Memorandum Agreement with MaoYe Property Ltd. to purchase an office space of 827.2 square meters on the 35th floor of a 40 story high office building located in Chongqing, China.  The total cash purchase price was RMB 5,554, equivalent to approximately $814 based on the exchange rate as of December 31, 2008 published by the Federal Reserve System.  Under the terms of the agreement, the Company paid the purchase price in full on January 4, 2008.  The Company rented this property to a third party on July 13, 2008. The term of the rental agreement is five years with a monthly rental income of RMB 39, or approximately $6, for the first three years, with an increase of 8% in the fourth year and another 8% in the fifth year. In the six months ended December 31, 2008, this property generated rental income of $36.

On October 23, 2008, Trio-Tech (Chongqing) Co., Ltd. entered into a Memorandum Agreement with JiaSheng to purchase four units of commercial property and two units of residential property, totaling 1,391.70 square meters, at JiaSheng Jingyun Huafu Project located at No. 17 Puyun Avenue in Chongqing, China. The total purchase price is RMB 7,042, approximately $1,031 based on the exchange rate as of December 31, 2008 published by the Federal Reserve System.  In October 2008, the Company made a cash down payment of 10% in the amount of RMB 704 or $103. In November 2008, the Company paid an additional RMB 2,908 in cash, or $426, from internally generated funds of the Company.  The Company and JiaSheng agreed to offset the remaining purchase price for this commercial and residential property with the investment returns from the No. B48 property in the BeiPei district of Chongqing City. In addition, the Company charged Jiasheng RMB 130, or $19, in penalties for the delay in the payment of investment principal and investment income. The penalty was also used to offset the purchase price of the commercial and residential property.  As of December 31, 2008, the Company paid cash in the amount of $529, and offset amounts of $291 as the return of investment principal, $192 as investment income and $19 as the penalties charged for this new commercial and residential property totaling $1,031. The Company has not received the title for this property as of the filing date of this 10Q report, as the seller is in the process of making the payments of all taxes due so that the documents can be received and the transfer could take place.

On October 23, 2008 the Company entered into a lease agreement with JiaSheng for the six units purchased from JiaSheng pursuant to the Memorandum Agreement.  The lease provides for a two year term with an annual rental income of RMB 1,392, or approximately $204. The lease started on November 1, 2008.

The following table presents the Company’s investments in China in fiscal 2008 and 2009, which includes depreciable investment property in the amount of $1,845.  The exchange rate is based on the exchange rate on December 31, 2008 published by the Federal Reserve System.

	Investment Date	Investment Amount	Investment Amount
		(RMB)	(U.S. Dollars)
Investment in property with JiaSheng	08/28/07	10,000	1,466
Investment in property with JiaSheng	12/17/07	5,000	733
Purchase of investment property	01/04/08	5,554	814
Return on investment in property with JiaSheng	06/26/08	(5,000)	(733)
Return on investment in property with JiaSheng	10/23/08	(1,988)	(291)
Purchase of investment property	10/23/08	7,042	1,031
Total investments in China		RMB 20,608	$3,020

10.	BUSINESS SEGMENTS

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

The allocation of the cost of equipment, the current year investment in new equipment and depreciation expense were made based on the primary purpose for which the equipment was acquired.

All inter-segment sales were sales between the manufacturing segments at different geographic locations, or to the distribution segment.  Total inter-segment sales were $143 and $92 for the six months ended December 31, 2008 and 2007, respectively.  Corporate assets mainly consisted of cash and prepaid expenses.  Corporate expenses mainly consisted of salaries, insurance, professional expenses and directors’ fees.

The following segment information is unaudited:

Business Segment Information:
	Six Months		Operating			Depr.
	Ended	Net	Income	Total		and	Capital
	Dec. 31,	Sales	(loss)	Assets		Amort.	Expenditures
Manufacturing	2008	$5,800	$(586)	$1,400		$117	$95
	2007	$13,481	$773	$4,086		$107	$215

Testing Services	2008	5,826	(811)	24,949		949	946
	2007	11,213	1,742	31,388		1,411	1,267

Distribution	2008	166	37	49		2	2
	2007	227	(83)	566		9	9

Corporate and	2008	--	52	61		--	--
Unallocated	2007	--	(535)	368		--	2

Investments in	2008	--	--	3,020		6	1,031
Chongqing, China	2007	--	--	2,057	*	1	--

Total Company	2008	$11,792	$(1,308)	$29,479		$1,074	$2,074
	2007	$24,921	$1,897	$38,465		$1,528	$1,493

Business Segment Information:
	Quarter		Operating			Depr.
	Ended	Net	Income	Total		and	Capital
	Dec. 31,	Sales	(loss)	Assets		Amort.	Expenditures
Manufacturing	2008	$2,754	$(142)	$1,400		$57	$11
	2007	$7,085	$466	$4,086		$67	$182

Testing Services	2008	2,728	(589)	24,949		467	371
	2007	5,670	680	31,388		663	757

Distribution	2008	80	6	49		1	2
	2007	116	(61)	566		(8)	9

Corporate and	2008	--	104	61		--	--
Unallocated	2007	--	(467)	368		--	--

Investments in	2008	--	--	3,020		3	1,031
Chongqing, China	2007	--	--	2,057	*	1	--

Total Company	2008	$5,562	$(621)	$29,479		$528	$1,415
	2007	$12,871	$618	$38,465		$723	$948

* This amount relates to the investment in property with JiaSheng

Geographic Area Information:
								Elimin-
	Quarter							ations
	Ended	United		Other				and	Total
	Dec. 31	States	China	Countries	Singapore	Thailand	Malaysia	Other	Company
Net Sales to	2008	$1,071	$79	$88	$1,451	$113	$2,892	$(132)	$5,562
Customers	2007	$1,584	$553	$529	$7,140	$559	$2,539	$(33)	$12,871

Operating	2008	(23)	(12)	(6)	(223)	(17)	(444)	104	(621)
Income	2007	102	45	37	614	45	242	(467)	618

Long-lived	2008	7	231	--	1,468	621	4,997	(40)	7,284
Assets	2007	4	1,019	--	2,456	858	3,536	(40)	7,833

Geographic Area Information:
	Six							Elimin-
	Months							ations
	Ended	United		Other				and	Total
	Dec. 31	States	China	Countries	Singapore	Thailand	Malaysia	Other	Company
Net Sales to	2008	$3,403	$369	$467	$2,752	$242	$4,702	$(143)	$11,792
Customers	2007	$3,044	$772	$917	$12,712	$1,073	$6,495	$(92)	$24,921

Operating	2008	(265)	(41)	(47)	(353)	(30)	(623)	51	(1,308)
Income	2007	225	71	78	1,231	107	720	(535)	1,897

Long-lived	2008	7	231	--	1,468	621	4,997	(40)	7,284
Assets	2007	4	1,019	--	2,456	858	3,536	(40)	7,833

11.          FAIR VALUE MEASUREMENTS

In September 2006, the Financial Accounting Standards Board issued SFAS 157, Fair Value Measurements.  SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities.  Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts its business.  SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability.  In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy.  Effective July 1, 2008, the Company adopted the provisions of SFAS 157 as it relates to financial assets and financial liabilities. The adoption of SFAS 157 did not have a material effect on our results of operations, financial position or liquidity.

The following table provides a summary of the assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2008:
		Basis of Fair Value Measurements
	As of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2008	Level 1	Level 2	Level 3
Assets
Short-term deposits	$5,553	$5,553	$--	$--

Total assets measured at fair value	$5,553	$5,553	$--	$--

Percentage of total assets	19%	19%	--	--

As noted above, the fair value of the Company’s short-term deposits is determined using quoted market prices in active markets. Since the Company’s short-term deposits are fixed rate deposits, there is an active, readily tradable market value based on quoted prices. We based our estimates on such prices (Level 1 pricing) as of December 31, 2008, or the measurement date. Active markets are those in which transactions occur in significant frequency and volume to provide pricing information on an on-going basis. Since valuations are based on quoted prices that are readily and regularly available in an active market, the valuation of these short-term deposits does not entail a significant degree of judgment.

12. MINORITY INTEREST

Minority interest represents the minority stockholders’ proportionate share of 45% of the equity of Trio-Tech Malaysia.

13. LOAN COVENANT VIOLATION

As the Company suffered a loss in the first two quarters of fiscal 2009, the Singapore operations did not fulfill one of their loan  covenants which requires the Company to maintain  the debt to EBITDA ratio of no more than 2.5 times at all times during the term of the loan.  As a result, the Company has classified all long-term debt as current liabilities.  Management has communicated to the bank and requested a waiver of this particular loan covenant.  As of the filing date of this 10Q report, the bank is still in the process of reviewing the Company’s request.

14. IMPAIRMENT LOSS

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

For the six months ended December 31, 2008, the Company recorded an impairment loss of $520, or $0.16 per diluted share, based on its examination of future undiscounted cash flows. Of this amount, an impairment loss of $296 was related to the fixed assets located in our Shanghai operation and the remaining $224 was for certain testing equipment located in our Suzhou operation in China. We believe that due to the change in demand for certain burn-in testing services, the negative impact of the international economic financial crisis and the semiconductor industry recession, our existing burn-in testing facilities in the Shanghai operation became obsolete. There was little business activity in the Shanghai operations during the six months ended December 31, 2008, and there were also no secured orders or backlogs for subsequent periods. Therefore, as we expect no future cash flows from those assets based on our best estimate, the carrying value of these assets was written down to zero and the impairment loss was recorded. Business in the Suzhou operation began to slow down in the fourth quarter of fiscal 2008, and suffered losses in the last three quarters. The operation is currently only providing line support, maintenance and training service for one customer.  Based on our best estimate, there will be no future cash flows from certain identified testing equipment. Therefore, the carrying value of these assets was written down to zero and an impairment loss was recorded.

15. SUBSEQUENT EVENTS

On January 8, 2009, Trio-Tech (Malaysia) Sdn. Bhd. entered into a Sales and Purchase Agreement with TS Matrix Properties Sdn. Bhd. (“TSM”) whereby the Company agreed to purchase from TSM real property totaling 7,312 square meters in Selangor Darul Ehsan, Malaysia. This property is currently leased by the Company for its testing operations.

The total cash purchase price to be paid by the Company under the Sales and Purchase Agreement is RM 12,450 (Malaysian ringgit), or approximately $3,608 based on the exchange rate as December 31, 2008 published by the Federal Reserve System. Pursuant to the Sales and Purchase Agreement, the Company paid TSM a 10% refundable down payment of RM 1,245, or approximately $361 through internally generated funds.  The consummation of the transaction contemplated by the Sale and Purchase Agreement is subject to the satisfaction of certain conditions.  The balance of the purchase price is expected to be paid upon completion of certain conditions through internally generated funds and a bank loan of RM 9,625, or approximately $2,790. The Company is still in the process of securing a bank loan from a local bank in Malaysia.

16. RELATED PARTY TRANSACTIONS

During the second quarter of fiscal 2009, the Company purchased four units of commercial property and two units of residential property in Chongqing China from JiaSheng.  JiaSheng and the Company are parties to the Agreement entered into on August 27, 2007 and the Supplement Agreement entered into on November 15, 2007 relating to an investment in the No.B48 lot in the BeiPei district of Chongqing, China as discussed in Note 9 to the unaudited financial statements included in this Form 10-Q.  The purchase price was approximately $1,031.  This purchase was made on terms no less favorable to the Company than it could obtain in arms length transactions.

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

We own and operate facilities that provide testing services for semiconductor devices and other electronic components to meet the requirements of military, aerospace, industrial and commercial applications.  We currently operate five testing facilities, one in the United States, four in China and Southeast Asia.  The Company uses its own proprietary equipment for certain burn-in, centrifugal and leak tests, and commercially available equipment for various other environmental tests.  The Company conducts the majority of its testing operations in Southeast Asia with facilities in Singapore, Malaysia and Thailand.  Our facilities require substantial investment to construct and are largely fixed-costs assets once in operation.  Because we own most of the testing capacity, a significant portion of our operating costs is fixed.  In general, these costs do not decline with reductions in customer demand or the utilization of our testing capacity, and can adversely affect profit margins as a result.  Conversely, as product demand rises and factory utilization increases, the fixed costs are spread over the increased output, which should improve profit margins.

In the third quarter of fiscal 2008, one of our major customers ceased their advanced burn-in testing service contract with us due to one of their product lines reaching the end of its life cycle earlier than expected. The net sales in the testing segment decreased by $5,387 to $5,826 for the six months ended December 31, 2008 as the result of the loss of revenue from this major customer.  Management took immediate action to reduce expenses in an effort to match future cash flows and is in the process of developing new customer relationships in China and Malaysia and exploring new business opportunities to offset the lost testing revenue from this contract.

Recently, there has been widespread concern over the instability of the financial markets and their influence on the global economy. We believe that, as a result of the credit market crisis and other macro-economic challenges currently affecting the global economy, the orders from our customers in our testing operations in China was seriously reduced.  During the six months ended December 31, 2008, there was minimal business activity in our Shanghai testing operations, and there was also no secured orders or backlogs for subsequent periods.  Therefore, we expect no future cash flows from the assets in the Shanghai operation.  The Company recorded an impairment loss of $296 on these assets based on its examination of future undiscounted cash flows in the second quarter of fiscal 2009. In addition, business in the Suzhou operation also began to slow down in the fourth quarter of fiscal 2008 and has suffered losses in the last three quarters. The operation is currently only providing line support, maintenance and training service for one customer.  Based on our estimated future undiscounted cash flows, an impairment loss of $224 was recorded for some of the testing equipment during the second quarter of fiscal 2009.

In the second quarter of fiscal year 2009, we also recorded lease termination expenses of $164 related to the future minimum rent of two idle plants in the Singapore operation. The noncancelable lease term for these two plants expires in March 2011 and April 2011. As both of these plants do not have any economic benefit to the Company, management does not currently have further plans for these units, and the ability for the Company to sublease these units does not seem likely, according to SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the entire future minimum rent up to the end of the lease period was accrued in the second quarter of fiscal 2009.  This provision for future rental expense increased our cost of goods sold by $164.

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

In June 2007, Trio-Tech International Pte., Ltd. established a subsidiary in Chongqing, China.  This subsidiary, Trio-Tech (Chongqing) Co., Ltd., has registered capital of RMB 20,000 (Chinese yuan), or approximately $2,600, and is wholly owned by Trio-Tech International Pte., Ltd.  On August 27, 2007, Trio-Tech (Chongqing) Co., Ltd. entered into a Memorandum Agreement with JiaSheng Property Development Co., Ltd. (JiaSheng) to jointly develop a piece of property with 24.91 acres owned by JiaSheng located in Chongqing City, China, which is intended for sale after the completion of development.  In fiscal 2008, the Company invested an aggregate of RMB 15,000, equivalent to approximately $2,199 based on the exchange rate on December 31, 2008 published by the Federal Reserve System on this project.  In the fourth quarter of 2008, the investment of RMB 5,000, or approximately $733 was returned to the Company, which reduced the investment in this project to $1,466.  The Company also recorded a profit of RMB 750, approximately $110 in investment income in the fourth quarter of 2008.  In October 2008, the Company received a second return on investment principal of RMB 1,988, or $291 and investment income of RMB 1,312, or $192 from JiaSheng.   In accordance with APB 18, The Equity Method of Accounting for Investments in Common Stock, management recorded the transaction using the cost method of accounting.

On January 4, 2008, Trio-Tech (Chongqing) Co., Ltd. entered into a Memorandum Agreement with MaoYe Property Ltd. to purchase office space of 827.2 square meters on the 35th floor of a 40 story high office building located in Chongqing, China.  The total cash purchase price was RMB 5,554 (Chinese yuan), equivalent to approximately $814 based on the exchange rate as of December 31, 2008 published by the Federal Reserve System.  The Company rented this property out to a third party on July 13, 2008.  The term of the rental agreement is five years with a monthly rental income of RMB 39, or approximately $6 for the first three years, with an increase of 8% in the fourth year and another 8% in the fifth year. During the six months ended December 31, 2008, this property generated a rental income of $36.

On October 23, 2008, Trio-Tech (Chongqing) Co., Ltd. entered into a Memorandum Agreement with JiaSheng to purchase four units of commercial property and two units of residential property, totaling 1,391.70 square meters located in Chongqing, China. The total purchase price was RMB 7,042, equivalent to approximately $1,031 based on the exchange rate as of December 31, 2008 published by the Federal Reserve System.  In October 2008, the Company made a cash down payment of 10% in the amount of RMB 704, or $103.  In November 2008, the Company paid an additional RMB 2,908 in cash, or $426, from internally generated funds of the Company.  The remaining balance was offset by the investment return the Company earned related to the No. B48 property.  The Company and JiaSheng agreed to offset the investment return from the No. B48 property in the BeiPei district of Chongqing City against the purchase price of this commercial and residential property.  In addition, the Company charged JiaSheng RMB130, or $19, as penalties for the delay in the payment of investment principal and investment income. The penalty was also used to also offset the purchase price of the commercial and residential property.  As of December 31, 2008, the Company paid cash in the amount of $529, and offset amounts of $291 as the return of investment principal, $192 as investment income and $19 as the penalties charged for this new commercial and residential property totaling $1,031.

On October 23, 2008, the Company entered into a lease agreement with JiaSheng for the six units purchased from JiaSheng pursuant to the Memorandum Agreement.  The lease provides for a two year term with an annual rental income of RMB 1,392, or approximately $204. The lease started on November 1, 2008.

The investment income generated by Trio-Tech (Chongqing) Co., Ltd. during the six months ended December 31, 2008 was included in other income in the Consolidated Statements of Operations and Comprehensive Income.  There was no investment income during the six months ended December 31, 2007.

In the context of a challenging economic environment, in order to achieve our goal of attaining a lower breakeven point, we undertook several cost reduction measures. Since the first quarter of fiscal 2009 ending September 30, 2008, we reduced our headcount by approximately 48 employees.  Also, on February 27, 2008, our Chief Executive Office, Chief Financial Officer and directors voluntarily decreased their base salary to 50% of the base salary agreed to in July 2007.  In the second quarter of 2009 ending December 31, 2008, we implemented four-day work weeks for all the employees in the Singapore operation, which reduced our employee compensation by approximately 20%. These cost cutting actions reduced our general and administrative expenses in the first six months ended December 31, 2008.

Second Quarter Fiscal 2009 Highlights

•	Total revenue decreased 56.8% to $5,562 for the second quarter of fiscal 2009, compared with revenue of $12,871 for the second quarter of fiscal 2008.
•	Testing segment revenue decreased by $2,942, or 51.9%, to $2,728 compared with $5,670 for the second quarter of fiscal 2008.
•	Manufacturing segment revenue decreased by $4,331, or 61.1%, to $2,754 compared with $7,085 for the second quarter of fiscal 2008.
•	Distribution segment revenue decreased by $36, or 31.0%, to $80 compared with $116 for the second quarter of fiscal 2008.
•	Loss from operations increased by $1,239, to $621 compared with an income from operations of $618 for the second quarter of fiscal 2008.
•	Gross margins decreased by 1.0% to 23.8% from 24.8% for the second quarter of fiscal 2008.
•	Selling expenses decreased by $70, or 45.8%, to $83 compared with $153 for the second quarter of fiscal 2008.
•	General and administrative expenses decreased by $1,065, or 44.6%, to $1,324 compared with $2,389 for the second quarter of fiscal 2008.
•	Impairment loss increased by $504 to $520, compared with $16 for the second quarter of fiscal 2008.
•	Net loss increased by $591, or 358.2%, to $426, compared to a net income of $165 for the second quarter of fiscal 2008.
•	Net cash flow provided by operating activities increased by $1,199, or 164.9%, to $472, compared to a cash outflow of $727 in the six months ended December 31, 2008.

The highlights above are intended to identify some of our more significant events and transactions during the quarter ended December 31, 2008.  These highlights are not intended to be a full discussion of our operating results for this quarter.  These highlights should be read in conjunction with the following discussion and with our un-audited consolidated financial statements and notes thereto accompanying this Quarterly Report.

Subsequent Events

On January 8, 2009, Trio-Tech (Malaysia) Sdn. Bhd. entered into a Sales and Purchase Agreement with TS Matrix Properties Sdn. Bhd. (“TSM”) whereby the Company agreed to purchase from TSM real property totaling 7,312 square meters in Selangor Darul Ehsan, Malaysia. This property is currently leased by the Company for its testing operations.

The total cash purchase price to be paid by the Company under the Sales and Purchase Agreement is RM 12,450 (Malaysian ringgit), or approximately $3,608 based on the exchange rate as December 31, 2008 published by the Federal Reserve System. Pursuant to the Sales and Purchase Agreement, the Company paid TSM a 10% refundable cash down payment of RM 1,245, or approximately $361 through internally generated funds.  The consummation of the transaction contemplated by the Sale and Purchase Agreement is subject to the satisfaction of certain conditions.  The balance of the purchase price is expected to be paid upon completion of certain conditions through internally generated funds and a bank loan of RM 9,625, or approximately $2,790. The Company is still in the process of securing a bank loan from a local bank in Malaysia.

Related Party Transaction

During the second quarter of fiscal 2009, the Company purchased four units of commercial property and two units of residential property in Chongqing China from JiaSheng.  JiaSheng and the Company are parties to the Agreement entered into on August 27, 2007 and the Supplement Agreement entered into on November 15, 2007 relating to an investment in the NO.B48 lot in the BeiPei district of Chongqing, China. The purchase price was approximately $1,031.  This purchase was made on terms no less favorable to the Company than it could obtain in arms length transactions.  (See Note 9 to the unaudited financial statements included in this Form 10-Q)

Results of Operations and Business Outlook

The following table sets forth our revenue components for the six and three months ended December 31, 2008 and 2007, respectively.

Revenue Components
	Six Months Ended December 31,		Three Months Ended December 31,
	2008	2007	2008	2007
Net Sales:
Manufacturing	49.2%	54.1%	49.5%	55.0%
Testing	49.4%	45.0%	49.1%	44.1%
Distribution	1.4%	0.9%	1.4%	0.9%
Total	100.0%	100.0%	100.0%	100.0%

Net sales for the six months and three months ended December 31, 2008 were $11,792 and $5,562, respectively, a decrease of $13,129 and $7,309, respectively, when compared to net sales for the same periods of the prior year.  As a percentage, net sales decreased by 52.7% for the six months and decreased by 56.8% for the three months ended December 31, 2008, respectively, when compared to total net sales for the same periods of the prior year.

Net sales into and within China and the Southeast Asia regions and other countries (except sales into and within United States) decreased by $13,488 to $8,389 and by $6,796 to $4,491 for the six months and three months ended December 31, 2008, respectively, compared to the same period of the prior year.  This decrease was primarily due to a drop in sales in our Singapore and China operations as the result of the loss of a significant contract with one of our major customers and instability of the financial markets and their influence on the global economy. Net sales into and within the United States were $3,403 and $1,071 for the six months and three months ended December 31, 2008, respectively, an increase of $359 and a decrease of $513, respectively, when compared to the same periods of the prior year.

The decrease in net sales in the six months ended December 31, 2008 and in the second quarter of fiscal 2009 can be discussed within three segments as follows:

Manufacturing Segment

Net sales in the manufacturing segment as a percentage of total net sales were 49.2% and 49.5% for the six months and three months ended December 31, 2008, respectively, a decrease of 4.9% and 5.5% of total net sales, respectively, when compared to the same periods of the prior year.  The absolute amount of net sales were $5,800 and $2,754 for the six months and three months ended December 31, 2008, respectively, a decrease of $7,681 and $4,331, respectively, when compared to the same periods of the prior year.  The decrease in revenue generated by the manufacturing segment was due to the fact that fewer orders were placed by one of our major customers, which was the result of slowing in that customer’s product line and equipment capacity. We believe that the loss of orders from our major customer will continue to have a negative impact on our revenue in the future if we are unable to compensate for the loss of this source of revenue.

Testing Segment

Net sales in the testing segment as a percentage of total net sales were 49.4% and 49.1% for the six months and three months ended December 31, 2008, respectively, an increase of 4.4% and 5.0%, respectively, of total net sales when compared to the same periods of the prior year.  The absolute amount of net sales in the testing segment decreased by $5,387 to $5,826 and by $2,942 to $2,728 for the six months and three months ended December 31, 2008, respectively, compared to the same periods of fiscal 2008.  This decrease in revenue was due to the loss of a significant contract with one of our major customers due to one of its product lines reaching the end of its life cycle earlier than expected, rendering our testing services in the Singapore, Thailand and China operations for that product no longer necessary. Furthermore, we saw a slowdown in the electronics manufacturing industries in China, which in turn reduced our customers’ demand in the testing services in China and Southeast Asia.

Distribution Segment

Net sales in the distribution segment accounted for 1.4% of total net sales for the six months and three months ended December 31, 2008, respectively, an increase of 0.5%  compared to the same periods in fiscal 2008.  The absolute amount of net sales decreased by $61 to $166 and by $36 to $80 for the six months and three months ended December 31, 2008, respectively, compared to the same periods in fiscal 2008.  The drop in revenue was due to lower demand in the current market for back-end products such as Vibration equipment and chambers and, we believe, a saturation of equipment and electronic components in the current market.  Product volume for the distribution segment depends on sales activities such as placing orders, queries on products and backlog.  Equipment and electronic component sales are very competitive, as the products are prevalent in the market.

Uncertainties and Remedies

There are several influencing factors which create uncertainties when forecasting performance, such as the ever-changing nature of technology, specific requirements from the customer, declines in demand for certain types of burn-in devices or equipment, and other similar factors.  One of these factors is the highly competitive nature of the semiconductor industry.  Another is that some customers are unable to provide a forecast of the products required in the upcoming weeks; hence it is difficult to plan for the resources needed to meet these customers’ requirements due to short lead time and last minute order confirmation.  This will normally result in a lower margin for these products, as it is more expensive to purchase materials in a short time frame.  Based on a number of economic indicators, it appears that growth in global economic activity has slowed substantially. At the present time, the rate at which the global economy will slow has become increasingly uncertain. A continued slowing of global economic growth will likely have a negative impact on our growth and results of operations. However, the Company has taken certain actions and formulated certain plans to deal with and to help mitigate these unpredictable factors.  For example, in order to meet customers’ demands upon short notice, we maintain higher inventories, but continue to work closely with our customers to avoid stock piling.  We continue to cut costs by upgrading some of our existing facilities to cater to the changing requirements of customers and by maintaining a lean headcount, while still keeping quality high so as to sell new products at a competitive price.  We have also been improving our customer service by keeping our staff updated with regard to the newest technology and stressing the importance of understanding and meeting the stringent requirements of our customers.  We believe customers have tightened and will continue to tighten their spending resulting in a decline in the demand for electronic products and semiconductor equipment in the current financial meltdown. We anticipate that this chain effect will hit the Company’s business gradually in the future. Finally, the Company is exploring new markets and products, looking for new customers, and upgrading and improving burn-in technology while at the same time searching for improved testing methods of higher technology chips.

Comparison of the Second Quarters Ended December 31, 2008 and 2007

The following table sets forth certain consolidated statements of income data as a percentage of net sales for the second quarters of fiscal 2009 and 2008, respectively:
	Three Months Ended December 31,
	2008	2007
Net Sales	100%	100%
Cost of sales	76.2%	75.2%
Gross Margin	23.8%	24.8%

Operating Expenses
General and administrative	23.8%	18.6%
Selling	1.5%	1.2%
Research and development	0.2%	0.1%
Impairment loss	9.3%	0.1%
Gain on disposal of PP&E	0.1%	--
Total operating expenses	34.9%	20.0%

Income (loss) from Operations	(11.1%)	4.8%

Overall Gross Margin

Overall gross margin as a percentage of revenue decreased by 1.0% for the three months ended December 31, 2008, from 24.8% in the second quarter of fiscal 2008 to 23.8%, due primarily to a decrease in gross margin in the testing segment, which was offset by  the improvement in gross margin in the manufacturing segment and distribution segments.  In terms of dollar value, the overall gross margin decreased by $1,874 for the three months ended December 31, 2008, from $3,195 to $1,321, compared to the same quarter of fiscal 2008 resulting from the loss of a significant contract with one of our major customers, as noted above.

Gross margin as a percentage of revenue in the manufacturing segment increased by 3.6% for the three months ended December 31, 2008, from 17.4% in the second quarter of fiscal 2008 to 21.0% in the second quarter of fiscal 2009.  The increase in gross margin was due to a decrease in sales of lower margin burn-in systems and pass-through products in the second quarter of fiscal 2009 compared with the same period of fiscal 2008. In absolute amounts, gross profits decreased by $654 to $579 for the three months ended December 31, 2008, from $1,233 for the three months ended December 31, 2007.

Gross margin as a percentage of revenue in the testing segment decreased by 7.8% for the three months ended December 31, 2008, from 34.1% to 26.3%, compared to the same quarter of fiscal 2008.  In terms of dollar amount, gross margin in the testing segment in the second quarter of fiscal 2009 was $717, a decrease of $1,216, or 62.9%, compared to $1,933 in the same period of fiscal 2008.  The decrease in the gross margin was primarily due to a decrease in testing volume coupled with a decrease in sales prices in the second quarter of fiscal year 2009. Additionally, because significant portions of our operating costs are fixed in the testing segment, as service demands and factory utilization decrease, the fixed costs are spread over the decreased output, which deteriorates profit margin. In addition, our customers changed their demands and specifications for burn-in hours, which resulted in a lower average unit selling price for burn-in services.

Gross margin as a percentage of revenue in the distribution segment improved by 6.3% to 31.3% for the three months ended December 31, 2008, from 25.0% for the three months ended December 31, 2007.  The improvement in the gross profit as a percentage of sales was due to an increase in average sales prices in the second quarter of fiscal 2009 compared to the same quarter of fiscal 2008. In terms of dollar amount, gross margin in the distribution segment in the second quarter of fiscal 2009 was $25, a decrease of $4, or 13.7%, compared to $29 in the same period of fiscal 2008.  The gross margin of the distribution segment is not only affected by the market price of our products, but also our product mix, which changes frequently as a result of changes in market demand.

Operating Expenses

Operating expenses for the second quarters of fiscal 2009 and 2008 were as follows:

	Three Months Ended December 31,
(In Thousands, unaudited)	2008	2007
General and administrative	$1,324	$2,389
Selling	$83	$153
Research and development	$10	$19
Impairment loss	$520	$16
(Gain)/Loss on disposal of PP&E	$5	$--
Total	$1,942	$2,577

General and administrative expenses decreased by $1,065, or 44.6%, from $2,389 to $1,324 for the three months ended December 31, 2008 compared to the same period of last fiscal year.  The decrease was primarily attributable to a decrease in payroll expenses, a decrease in officer and executive compensation in the second quarter of fiscal 2009, and the reversal of employee bonuses payable as discussed in Note 1 to the unaudited financial statements included in this Form 10-Q.  Since the third quarter of fiscal 2008 ending March 31, 2008, we undertook several cost reduction actions. We reduced our headcount by approximately 48 employees since September 30, 2008.  In the second quarter of 2009, we implemented four-day work weeks for all the employees in the Singapore operation, which reduced our employee compensation by approximately 25%. On February 27, 2008, in view of anticipated reductions in service revenue for fiscal 2008, our Chief Executive Officer, Chief Financial Officer and directors voluntarily decreased their base salary to 50% of the base salary agreed to in July 2007. As a result, our compensation for the officers and executives decreased by $99 in the second quarter of fiscal 2009.

Selling expenses decreased by $70, or 45.8%, for the three months ended December 31, 2008, from $153 to $83 compared to the same quarter of fiscal 2008, mainly due to a decrease in employee headcount and a decrease in commission expenses as a result of fewer commissionable sales in the distribution segment.

In the second quarter of fiscal 2009, research and development expenses were $10 compared to $19 for the second quarter of fiscal 2008. The decrease was primarily due to a decrease in full time employee headcount in the U.S. operation.

The impairment loss increased by $504 for the three months ended December 31, 2008, from $16 to $520 compared to the three months ended December 31, 2007.  The impairment loss of $520 consisted of a loss of $224 for certain testing equipment located in our Suzhou operation and $296 related to the fixed assets located in our Shanghai operation in China. We believe that due to the change in demand for certain burn-in testing services and the negative impact of international economic financial crisis and the semiconductor industry recession, our existing burn-in testing facilities in the Suzhou and Shanghai operations became obsolete. There was little business activity in these operations during the six months ended December 31, 2008, and there was also no secured orders or backlogs for subsequent periods.  Based on management’s estimate, there will be little future cash flows from those assets, the carrying value of these assets was written down to zero and the impairment loss was recorded.  The impairment loss of $16 during the second quarter of fiscal 2008 consisted of a loss of $11 related to the disposal of certain fixed assets in our China operation in Suzhou, while $5 was related to the asset held for sale in Malaysia.

Loss on disposal of property, plant and equipment was $5 for the second quarter of fiscal year 2009, which mainly resulted from the disposal of certain idle fixed assets at a loss in the Singapore operation. We had no such loss for the same period of fiscal year 2008.

(Loss) Income from Operations

Loss from operations increased by $1,239, or 200.5%, from an income of $618 for the three months ended December 31, 2007 to a loss of $621 for the three months ended December 31, 2008, mainly due to a decrease in revenue, which was offset by a decrease in operating expenses, as previously discussed.

Interest Expense

Interest expense for the second quarters of fiscal 2009 and 2008 was as follows:
	Three Months Ended December 31,
(In Thousands, unaudited)	2008	2007
Interest expense	$46	$79

Interest expenses decreased by $33 for the three months ended December 31, 2008, from $79 to $46, primarily due to a decrease in the loan payable and capital lease obligation. We are trying to keep our debt at a minimum in order to save financing costs. Our credit rating provides us with ready and adequate access to funds in global markets.  As of December 31, 2008, the Company had an unused line of credit of $15,089.

Other (Expenses) / Income

Other (expenses)/ income for the second quarters of fiscal 2009 and 2008 was as follows:
	Three Months Ended December 31,
(In Thousands, unaudited)	2008	2007
Other (expenses) income	$355	$(176)

Other income increased by $531 to $355 for the three months ended December 31, 2008 from an expense of $176 in the same quarter of fiscal 2008, primarily due to an increase in rental income, currency transaction gain and investment income.  Currency transaction gain increased by $307 for the three months ended December 31, 2008, from an exchange loss of $212 to an exchange gain of $95, compared to the same quarter of fiscal 2008.  This was attributable to the strengthening of the U.S. dollar against foreign currency with regard to the transactions denominated in U.S. dollars.  Rental income, which consisted mainly of space in our Malaysia operation and investments in property in our Chongqing operation rented to outside vendors, increased by $19 to $22 for the three months ended December 31, 2008 compared to $3 in the same period of fiscal 2008. In the second quarter of fiscal 2009, we also recorded investment income of $192 relating to the investment in the No. B48 lot in the BeiPei District in Chongqing, China, and a penalty income of $19 for the delay in the payment of investment principle and investment income from JiaSheng.  The investment income and penalty income offset the purchase amount of the commercial property and residential property that the Company purchased from JiaSheng on October 23, 2008.

Income Tax

The Company recorded an income tax benefit for the three months ended December 31, 2008 of $62, an increase of $204 compared to the income tax provision of $142 for the three months ended December 31, 2007.  The income tax benefit was mainly due to a reversal of income tax payable in the amount of $124 from the Singapore operation, which was provided for the potential non-deductible corporate management fee.  The Company re-evaluated its potential tax exposure from prior years and noted that a certain provision was not required.  The Singapore operations generated a loss of $1,880 for the three months ended December 31, 2008, an increase of $2,402 compared to the profit of $522 for the three months ended December 31, 2007.

We assessed our income tax liability of $261 as of December 31, 2008 in accordance with FIN 48, which was related to the allocation of corporate management expenses to our Singapore operation in terms of Singapore tax law.  We did not see any potential benefits arising from this tax position.  Accordingly, no impact of this tax position was recognized in the statement of operations for this quarter of fiscal 2009.  We did not include any potential income tax position in federal and state income tax returns currently filed.

Minority Interest

As of December 31, 2008, we held a 55% interest in Trio-Tech Malaysia.  In the second quarter of fiscal 2008, minority interest in the net income of subsidiaries was $176, an increase of $120, compared to a minority interest in the net income of $56 for the same quarter of fiscal 2008.  The increase in the minority interest was attributable to the improvement in the net income generated from the Malaysia testing operation due to stronger market demands from our customers in that area.

Net Income/Loss

Net loss was $426 in the second quarter of fiscal 2009, an increase of $591, from a net income of $165 during the same period of fiscal 2008.  The loss was mainly due to a decrease in revenue, which was offset by a decrease in operating expense, an increase in other income and a decrease in interest expenses and income tax provision, as previously discussed.

Earning/Loss per Share

Basic and diluted loss per share for the three months ended December 31, 2008 increased by $0.18 to $0.13, from earnings of $0.05 per basic and diluted per share in the same quarter of the prior fiscal year.

Segment Information

The revenue, gross margin and income (loss) from each segment for the second quarter of fiscal 2009 and the second quarter of fiscal 2008, respectively, are presented below.  As the segment revenue and gross margin for each segment have been discussed in the previous section, only the comparison of income from operations is discussed below.

Manufacturing Segment

The revenue, gross margin and income (loss) from operations for the manufacturing segment for the second quarters of fiscal 2009 and 2008 were as follows:

	Three Months Ended December 31,
(In Thousands, unaudited)	2008	2007
Revenue	$2,754	$7,085
Gross margin	21.0%	17.4%
Income(Loss) from operations	$(142)	$466

Loss from the manufacturing segment increased by $608, or 130.5%, to $142 for the three months ended December 31, 2008 from an income of $466 in the same quarter of last fiscal year due to the loss of a significant contract with one of our major customers. The increase in operating loss was attributable to a decrease in gross profit of $654 and offset by a small decrease in operating expenses of $46.  Operating expenses for the manufacturing segment were $721 and $767 for the three months ended December 31, 2008 and 2007, respectively.  The decrease in operating expenses was mainly from the decrease in payroll related expenses as a result of a decrease in employee headcount and our cost cutting actions, as previously discussed. In the second quarter of fiscal 2008, we reversed $23 in warranty liability during our periodic assessment of the adequacy of recorded warranty liability based on the historical rate of warranty expense incurred.

Testing Segment

The revenue, gross margin and income (loss) from operations for the testing segment for the second quarters of fiscal 2009 and 2008 were as follows:

	Three Months Ended December 31,
(In Thousands, unaudited)	2008	2007
Revenue	$2,728	$5,670
Gross margin	26.3%	34.1%
Income (Loss) from operations	(589)	$680

Loss from operations in the testing segment in the second quarter of fiscal 2009 was $589, an increase of $1,269, or 186.6%, compared to an income of  $680 in the same period of fiscal 2008 primarily due to the loss of a significant contract with one of our major customers as their product line reached the end of its life cycle earlier than expected.  The loss from operations was attributable to a decrease in gross profit of $1,216 due to a drop in testing volume coupled with reducing unit sales price as a result of changes in customers’ demands, and an increase of $53 in operating expenses.  Operating expenses were $1,306 and $1,253 for the three months ended December 31, 2008 and 2007, respectively.  This increase in operating expenses was due to an increase in sales expenses and payroll related expenses in our Malaysia operations to handle the rise in testing sales volume there, but was offset by a decrease in payroll related expenses in our Singapore operations and China operations including the reversal of the bonuses payable as discussed in Note 1 to the unaudited financial statements included in this Form 10-Q.

Distribution Segment

The revenue, gross margin and income (loss) from operations for the distribution segment for the second quarters of fiscal 2009 and 2008 were as follows:

	Three Months Ended December 31,
(In Thousands, unaudited)	2008	2007
Revenue	$80	$116
Gross margin	31.3%	25.0%
Income(Loss) from operations	$6	$(61)

Income from operations in the distribution segment increased by $67 to $6 for the three months ended December 31, 2008, from an operating loss of $61 in the second quarter of fiscal 2008.  The increase in operating income was mainly due to a decrease in operating expense of $71, but offset by a decrease in gross margin of $67 as the result of a decrease in revenue.  Operating expenses were $19 and $90 for the three months ended December 31, 2008 and 2007, respectively.  The decrease in operating expenses was mainly due to a decrease in commission expenses incurred in the second quarter of fiscal 2009 as the result of a decrease in commissionable sales.

Corporate

The income (loss) from operations for corporate for the second quarters of fiscal 2009 and 2008 was as follows:

	Three Months Ended December 31,
(In Thousands, unaudited)	2008	2007
Income (loss) from operations	$104	$(467)

Corporate operating income increased by $571 to $104 for the three months ended December 31, 2008, from an operating loss of $467 in the same period of the prior year.  The increase was mainly due a decrease in stock option compensation expenses, an increase in corporate management fee and a decrease in officers and executive compensation. Stock compensation expenses decreased by $320 to $38 for the second quarter of fiscal 2009, compared to $358 in the same period of last fiscal year. In the second quarter of fiscal 2008, we granted 50,000 shares of stock options pursuant to the 2007 Employee Plan and 60,000 shares of stocks options pursuant to the 2007 Director Plan. We did not grant any options in the second quarter of fiscal 2009. In March 2008, we increased the corporate management fee, which is based on the percentage of revenue imposed on all the subsidiaries due to a decrease in the revenue from our subsidiaries.  The revenue percentage charged on subsidiaries is a reimbursement to the corporate office to cover its operating expenses. Management reviews this percentage periodically to make sure the amount charged is sufficient to cover its corporate expenses. In terms of dollar amount, there was an increase of $68 in the fees we imposed on all the subsidiaries in the second quarter of fiscal 2009 as compared to the same period of fiscal 2008.

On February 27, 2008, in view of anticipated reductions in service revenue for fiscal 2008, our Chief Executive Officer, Chief Financial Officer and directors voluntarily decreased their base salary to 50% of the base salary agreed to in July 2007. As a result, our compensation for the officers and executives decreased by $99 in the second quarter of fiscal 2009.

Comparison of the Six Months Ended December 31, 2008 and 2007

The following table sets forth certain consolidated statements of (loss) income data as a percentage of net sales for the six months ended December 31, 2008 and 2007, respectively:
	Six Months Ended December 31,
	2008	2007
Net Sales	100%	100%
Cost of sales	77.8%	75.0%
Gross Margin	22.2%	25.0%

Operating expenses
General and administrative	28.3%	16.1%
Selling	1.7%	1.1%
Research and development	0.2%	0.2%
Impairment loss	4.4%	0.1%
Gain on disposal of PP&E	(1.3)%
Total operating expenses	33.3%	17.5%

Income(loss) from Operations	(11.1%)	7.5%

Overall Gross Margin

Overall gross margin as a percentage of revenue decrease by 2.8% to 22.2% for the six months ended December 31, 2008, from 25.0% for the same period of fiscal 2008. The decrease in the overall gross margin was primarily due to the decrease in the gross margin in the testing segment.  In terms of dollar value, the overall gross margin decreased by $3,614, or 57.9%, for the six months ended December 31, 2008, from $6,237 to $2,623 compared to the same period of fiscal 2008, as a result of the loss of a significant contract with one of our major customers.

Gross margin as a percentage of revenue in the manufacturing segment increased by 1.3% for the six months ended December 31, 2008 compared to the same period of fiscal 2008, from 16.2% to 17.5%.  In absolute amounts, gross margin was $1,017, a decrease of $1,166, or 53.4%, for the six months ended December 31, 2008, from $2,183 in the same period of fiscal 2008. The increase in gross margin was mainly due to a decrease in sales of lower margin burn-in systems and pass-through products in the six months ended December 31, 2008 compared with the same period of fiscal 2008.

Gross margin in the testing segment decreased by 8.9% for the six months ended December 31, 2008 compared to the same period of the prior year, from 35.6% to 26.7%, due primarily to a decrease in testing volume coupled with a decrease in sales prices in the six months ended December 31, 2008. Additionally, because significant portions of our operating costs are fixed in the testing segment, as service demands and factory utilization decrease, the fixed costs are spread over the decreased output, which deteriorates profit margin. In addition, our customers changed their demands and specifications for burn-in hours, which resulted in a lower average unit selling price for burn-in services. In absolute amount, gross margin in the testing segment was $1,554, a decrease of $2,442, or 61.1%, for the six months ended December 31, 2008, from $3,996 in the same period of fiscal 2008 due to a decrease in revenue in the six months ended December 31, 2008, as previously discussed.

Gross margin as a percentage of revenue in the distribution segment improved by 5.8%, from 25.6% for the six months ended December 31, 2007 to 31.3% in the same period of fiscal year 2009. The improvement in the gross profit as a percentage of sales was due to an increase in average sale price compared to the related expenses in the first two quarters of fiscal 2009 compared to the same period of fiscal 2008. In terms of dollar amount, gross margin in the distribution segment decreased by $6, or 10.3%, to $52 for the six months ended December 31, 2008 from $58 for the six months ended December 31, 2007, due to a drop in sales volume and revenue, as previously discussed.

Operating Expenses

The following table presents the operating expenses for the six months ended December 31, 2008 and 2007, respectively:

	Six Months Ended December 31,
(In Thousands, unaudited)	2008	2007
General and administrative	$3,339	$4,009
Selling	206	277
Research and development	20	38
Impairment loss	520	16
Gain on disposal of PP&E	(154)	--
Total	$3,931	$4,340

General and administrative expenses decreased by $670, or 16.7%, from $4,009 to $3,339 for the six months ended December 31, 2008, compared to the same period of fiscal 2008. The decrease was primarily attributable to a decrease in payroll expenses and a decrease in officer and executive compensation in the six months ended December 31, 2008. Since the third quarter of fiscal 2008 ending March 31, 2008, we undertook several cost reduction actions. We reduced our headcount by approximately 48 employees since September 30, 2008. In the second quarter of fiscal 2009, we implemented four-day work weeks for all the employees in the Singapore operation, which reduced our employee compensation by approximately 25%. On February 27, 2008, in view of anticipated reductions in service revenue for fiscal 2008, our Chief Executive Officer, Chief Financial Officer and directors voluntarily decreased their base salary to 50% of the base salary agreed to in July 2007. As a result, our compensation for the officers and executives decreased by $198 during the six months ended December 31, 2008. In addition, in the second quarter of fiscal 2009, we reversed a portion of our bonus payable in the Singapore operations as a result of a change in our estimate, as discussed in Note 1 to the unaudited financial statements included in this Form 10-Q.

Selling expenses decreased by $71, or 25.6%, for the six months ended December 31, 2008, from $277 to $206, compared to the same period of fiscal year 2008.  This was mainly due to a decrease in commission expenses as a result of fewer commissionable sales in the distribution segment and a decrease in payroll related expenses as a result of our cost cutting actions, as previously discussed.

Research and development costs decreased from $38 in the six months ended December 31, 2007 to $20 in the six months ended December 31, 2008. The decrease was primarily due to a decrease in full time employee headcount in the U.S. operation.

The impairment loss increased by $504 for the six months ended December 31, 2008, from $16 to $520 compared to the same period of fiscal 2008.  The impairment loss of $520 consisted of a loss of $224 for certain testing equipment located in our Suzhou operation and the remaining $296 was for all the fixed assets located in our Shanghai operation in China. We believe that due to the change in demand for certain burn-in testing services and the negative impact of the international economic financial crisis and the semiconductor industry recession, our existing burn-in testing facilities in Shanghai operation became obsolete. There was little business activity in Shanghai operation during the six months ended December 31, 2008, and there were also no secured orders or backlogs for subsequent periods.  Therefore, as we expect no future cash flows from these assets based on our best estimate, the carrying value of these assets was written down to zero and the impairment loss was recorded.  Business in the Suzhou operation began to slow down in the fourth quarter of fiscal 2008 and suffered losses in the last three quarters. The operation is currently only providing line support, maintenance and training service for one customer.  Based on our best estimate, there will be no future cash flows from certain identified testing equipment. Therefore, the carrying value of these assets was written down to zero and an impairment loss was recorded. The impairment loss of $16 in the six months ended December 31, 2007 consisted of a loss of $11 related to the disposal of certain fixed assets in our China operation in Suzhou, while $5 was related to the asset held for sale in Malaysia.

Gain on disposal of property, plant and equipment was $154 for the six months ended December 31, 2008, which mainly resulted from the disposal of certain idle fixed assets at a gain in the Singapore operation. We had no such gain for the same period of fiscal year 2008.

(Loss)/ Income from Operations

Loss from operations increased by $3,205 to $1,308 for the six months ended December 31, 2008, from an operating income of $1,897 for the same period of fiscal year 2008. The increase in loss from operations was due to a decrease in revenue, but offset by a decrease in operating expenses as previously discussed.

Interest Expense

The following table presents the interest expense for the six months ended December 31, 2008 and 2007, respectively:

	Six Months Ended December 31,
(In Thousands, unaudited)	2008	2007
Interest expense	$104	$164

Interest expense decreased by $60 for the six months ended December 31, 2008 from $164 to $104, primarily due to a decrease in the loan payable and capital lease obligation. We are trying to keep our debt at a minimum in order to save financing costs. Our credit rating provides us with ready and adequate access to funds in global markets.  As of December 31, 2008, the Company had an unused line of credit of $15,089.

Other Income

The following table presents the other income for the six months ended December 31, 2008 and 2007, respectively:

	Six Months Ended December 31,
(In Thousands, unaudited)	2008	2007
Other (expenses) income	$570	$(251)

Other income increased by $821 to $570 for the six months ended December 31, 2008 from an expense of $251 in the same period of last fiscal year, primarily due to an increase in rental income, currency transaction gain and investment income.  Currency transaction gain increased by $582 for the six months ended December 31, 2008, from an exchange loss of $331 to an exchange gain of $251, compared to the same period of fiscal 2008.  This was attributable to the strengthening of the U.S. dollar against foreign currency with regard to the transactions denominated in U.S. dollars.  Rental income, which consisted mainly of space in the Malaysia operation and investment property purchased in the Chongqing operation rented to outside vendors, increased by $71 to $86 for the six months ended December 31, 2008 compared to $15 in the same period of fiscal 2008. In the second quarter of fiscal 2009, we also recorded investment income of $192 relating to the investment in the No. B48 lot in the BeiPei District in Chongqing, China and penalty income of $19 for the delay in the payment of the return of investment from JiaSheng. This investment income and penalty income was used to offset the purchase amount of the commercial property and residential property that the Company purchased from JiaSheng on October 23, 2008.

Income Tax

Income tax provision for the six months ended December 31, 2008 was $36, a decrease of $278 compared to an income tax provision of $314 for the same period of fiscal 2008. The decrease in income tax provision was mainly due to a lower tax provision for the decreased income generated from the Singapore operations in the six months ended December 31, 2008 and also a reversal of income tax payable from the Singapore operation, which was provided for the potential non-deductible corporate management fee.  The Company re-evaluated its potential tax exposure from the prior years and noted that a certain provision was not required.

We assessed our income tax liability of $264 as of December 31, 2008 in accordance with FIN48, which is related to the allocation of corporate management expenses to our Singapore operation in terms of Singapore tax law.  We did not see any potential benefits arising from this tax position.  Accordingly, no impact of this tax position was recognized in the statement of operations for the six months ended December 31, 2008.  We did not include any potential income tax position in federal and state income tax returns currently filed.

Minority Interest

As of December 31, 2008, we held a 55% interest in Trio-Tech Malaysia.  The minority interest for the six months ended December 31, 2008 in the net income of subsidiaries was $267, an increase of $15 compared to a minority interest in the net income of $252 for the same period of the prior year. The increase in the minority interest was attributable to the improvement in the net income generated from the Malaysia testing operation due to stronger market demands from our customers in that area.

Net Income/Loss

Net loss for the six months ended December 31, 2008 was $1,145, an increase of $2,061, or 225.0%, compared to a net income of $916 in the same period of fiscal 2008. Such increase was primarily due to a decrease in revenues, which was offset by a decrease in operating expenses, an increase in other income and a decrease in interest expenses and income tax provision, as previously discussed.

Earnings/Loss per Share

Basic and diluted loss per share for the six months ended December 31, 2008 were $0.35, an increase of $0.63 from earnings of $0.28 per basic and diluted per share in the same period of the prior fiscal year.

Segment Information

The revenue, gross margin and income (loss) from each segment for the six months ended December 31, 2008 and 2007, respectively, are presented below. As the segment revenue and gross margin for each segment have been discussed in the previous section, only the comparison of income from operations is discussed below.

Manufacturing Segment

The following table presents the revenue, gross margin and income (loss) from operations for the manufacturing segment for the six months ended December 31, 2008 and 2007, respectively:
	Six Months Ended December 31,
(In Thousands, unaudited)	2008	2007
Revenue	$5,800	$13,481
Gross margin	17.5%	16.2%
Income (Loss) from operations	$(586)	$773

Loss from operations in the manufacturing segment increased by $1,359, or 175.8%, to $586 for the six months ended December 31, 2008 from an operating income of $773 in the same period of fiscal 2008 primarily due to the loss of orders from one of our major customers.  The increase in operating loss was attributable to a decrease in gross profit of $1,166 and an increase in operating expense of $193. Operating expenses for the manufacturing segment were $1,603 and $1,410 for the six months ended December 31, 2008 and 2007, respectively. The increase in operating expenses was mainly attributable to the increase in headcount in the manufacturing segment of our Singapore operation, as we transferred employees from the distribution segment to the manufacturing segment. This increase was offset by the reversal of the bonuses payable as discussed in Note 1 to the unaudited financial statements included in this Form 10-Q. It is the strategy of management to focus on the sales of our own manufactured products. We believe this will help us to reduce our exposure to multiple risks arising from being a mere distributor of manufactured products from others. During the six months ended December 31, 2007, we reversed $43 in bonus provision related to fiscal year 2007 as a result of a change in estimate and reversed $23 in warranty liability during our periodic assessment of the adequacy of recorded warranty liability based on the historical rate of warranty expenses incurred.

Testing Segment

The following table presents the revenue, gross margin and income (loss) from operations for the testing segment for the six months ended December 31, 2008 and 2007, respectively:
	Six Months Ended December 31,
(In Thousands, unaudited)	2008	2007
Revenue	$5,826	$11,213
Gross margin	26.7%	35.6%
Income (Loss)from operations	$(811)	$1,742

Loss from operations in the testing segment increased by $2,553, or 146.6%, to $811 for the six months ended December 31, 2008 from an operating income of $1,742 in the same period of fiscal 2008 primarily due to the loss of a significant contract with one of our major customers as their product line reached the end of its life cycle earlier than expected.  The loss from operations was attributable to a decrease of $2,442 in gross profit due to a drop in testing volume coupled with reducing unit sales price as a result of changes in customers’ demands, and an increase of $111 in operating expenses. Operating expenses were $2,365 and $2,254 for the six months ended December 31, 2008 and 2007, respectively. Operating expenses relating to the testing segment did not decrease in line with revenues mainly because the Company recorded an impairment loss of $520 related to the testing assets in our Suzhou and Shanghai operations during the six months ended December 31, 2008.

Distribution Segment

The following table presents the revenue, gross margin and income (loss) from operations for the distribution segment for the six months ended December 31, 2008 and 2007, respectively:
	Six Months Ended December 31,
(In Thousands, unaudited)	2008	2007
Revenue	$166	$227
Gross margin	31.3%	25.6%
Income (Loss) from operations	$37	$(83)

Income from the distribution segment increased by $120 to $37 for the six months ended December 31, 2008 from an operating loss of $83 in the same period of fiscal 2008. The increase in operating income was attributable to a decrease in operating expense of $126, but offset by a decrease in gross profit of $120 as a result of a decrease in revenue.  Operating expenses were $15 and $141 for the six months ended December 31, 2008 and 2007, respectively. The decrease in operating expenses was mainly due to a decrease in commission expenses incurred in the six months ended December 31, 2008 as the result of a decrease in commissionable sales and also a gain of $24 in the selling of property, plant and equipment.

Corporate

The following table presents the income (loss) from operations for Corporate for the six months ended December 31, 2008 and 2007, respectively:
	Six Months Ended December 31,
(In Thousands, unaudited)	2008	2007
Income (loss) from operations	$52	$(535)

Corporate operating income increased by $587 for the six months ended December 31, 2008, from an operating loss of $535 in the same period of fiscal 2008 to an operating income of $52 this fiscal year.  The increase was mainly due to a decrease of $83 in stock options expenses, an increase in corporate management fee and a decrease in officers and executive compensation. In March 2008, we increased the corporate management fee, which is based on the percentage of revenue imposed on all the subsidiaries, due to a decrease in the revenue from our subsidiaries.  The revenue percentage charged on subsidiaries is a reimbursement to the corporate office to cover its operating expenses. Management reviews this percentage periodically to make sure the amount charged is sufficient to cover its corporate expenses. In terms of dollar amount, there was an increase of $211 in the fees we imposed on all the subsidiaries in the six months ended December 31, 2008 as compared to the same period of fiscal 2008.

On February 27, 2008, in view of anticipated reductions in service revenue for fiscal 2008, our Chief Executive Officer, Chief Financial Officer and directors voluntarily decreased their base salary to 50% of the base salary agreed to in July 2007. As a result, our compensation for officers and executives decreased by $198 during the six months ended December 31, 2008.

Financial Condition

During the six months ended December 31, 2008, total assets decreased $5,280, or 15.2%, from $34,759 at June 30, 2008 to $29,479 at December 31, 2008.  The majority of the decrease was in short-term deposits, accounts receivables, inventory and property plant and equipment, but offset by an increase in the investments in China.

At December 31, 2008, total cash and short-term deposits were $12,294, reflecting a decrease of $2,052 from fiscal year-end 2008.  The decrease was mainly due to a net loss of $1,145 in the six months ended December 31, 2008 and a decrease in the net borrowings from bank loans.

At December 31, 2008, the accounts receivables balance decreased by $1,764 from the balance at June 30, 2008 due primarily from a decrease in sales during the six months ended December 31, 2008. The rate of turnover of accounts receivables was 75 days at the end of the second quarter of fiscal 2009, compared with 66 days at fiscal year-end 2008.  We believe that the increase in such rate was due to the impact of the difficult global economic condition.  If customers are not successful in generating sufficient revenue or are precluded from securing financing, they may delay payment of accounts receivable that are owed to us. We have taken actions to improve the rate of turnover of our accounts receivables, such as providing electronic payment method to our customers and sending periodic customer account statements.

Inventory at December 31, 2008 was $1,671, a decrease of $778, or 31.8%, compared to $2,449 at June 30, 2008.  The decrease in inventory was mainly due to a decrease in the purchases of inventory as a result of a slowdown in the manufacturing segment.  The turnover of inventory was 42 days at the end of the second quarter of fiscal 2009 compared with 21 days at fiscal year-end 2008. The slower rate was due to a decrease in sales as a result of fewer orders being placed by one of our major customers, because of the slower movement of that customer’s product line and equipment capacity.

Prepaid expenses and other current assets at December 31, 2008 were $514, a decrease of $420 from the balances at June 30, 2008, primarily due to decreased prepayments to suppliers in the Singapore and Malaysia operations during the ordinary course of business.

Investments in China increased by $753 from $2,267 at June 30, 2008 to $3,020 at December 31, 2008.  This is due to the purchase of four units of commercial property and two units of residential property from JiaSheng as previously discussed.  The total purchase price was RMB 7,042, approximately $1,031 based on the exchange rate as of December 31, 2008 published by the Federal Reserve System.  The Company paid RMB 3,612 in cash, or $529, from internally generated funds of the Company and the remaining balance due for the purchase price was offset from investment returns from JiaSheng as noted in Note 9 to the unaudited financial statements included in this Form 10-Q.

Property, plant and equipment decreased by $905 from $8,136 at June 30, 2008 to $7,231 at December 31, 2008, due to the write down of certain fixed assets in the China operations in the second quarter of fiscal 2009 and depreciation of the Company’s fixed assets in the ordinary course of business. Capital expenditures were $1,043 in the first six months of fiscal 2009, compared with $1,493 for the first six months of fiscal 2008, which was mainly due to a decrease in our investment activity during the difficult economic climate.

Depreciation and amortization was $1,074 for the six months ended December 31, 2008, compared with $1,528 for the six months ended December 31, 2007.  The decrease in depreciation expenses was mainly due to the write-off of certain fixed assets in the Singapore and China operations in the third and fourth quarters of fiscal year 2008 as a result of the termination of a testing service contract with one of our major customers and change in customers’ demand for certain burn-in testing services, thus reducing our depreciation related to those assets.

Other assets were $758 at December 31, 2008, a decrease of $55 from that balance at June 30, 2008. The decrease in other assets was due primarily to a decrease for a down payment of certain fixed assets in the Malaysia operation that was included in other assets at year-end.

As of December 31, 2008, the outstanding loans payable was $2,175, with interest rates ranging from 5.25% to 5.51% per annum. These loans mature from April 2009 to August 2010. These loans are collateralized by fixed deposits or by Corporate Guarantee.

Liquidity Comparison

Net cash provided by operating activities increased by $1,199 to $472 for the six months ended December 31, 2008 from a net cash outflow of $727 in the same period of fiscal 2008.  The increase in net cash provided by operating activities was primarily due to the collection of accounts receivable and usage of inventory during the six months ended December 31, 2008 compared to an increase of accounts receivable and inventory build up for the same period in the prior year.  The Company offset this cash inflow by paying down accounts payable and accrued liabilities of $3,061, but this was offset by other positive cash flow positions from prepaid expenses and other current assets and noncash impairment loss and stock compensation add backs during the six months ended December 31, 2008.

Net cash provided by investing activities increased by $5,419 to $896 for the six months ended December 31, 2008 from a cash outflow of $4,523 for the same period of fiscal 2008.   During the six months ended December 31, 2007, we invested $2,057 in Chongqing, China to jointly develop a piece of property with 24.91 acres with JiaSheng Property Development Co. Ltd. In the same period of fiscal 2009, we purchased four units of commercial property and two units of residential property from JiaSheng at the purchase price of $1,031.  The Company made a cash down payment of 10% in the amount of $103 in October 2008 and paid $426 in cash in November 2008, using internally generated funds of the Company. The remaining balance was offset by the return of investment from JiaSheng on another property in which we were invested in as discussed in Note 9 to the unaudited financial statements included in this Form 10-Q.  As of December 31, 2008, the Company paid cash in the amount of $529, and offset amounts of $291 as the return of investment principal, $192 as investment income and $19 as the penalties charged for this new commercial and residential property totaling $1,031. During the six months ended December 31, 2008, there was an increase in net proceeds of $3,254 from short term deposits and an increase of $178 in the proceeds from the sale of property, plant and equipment. We did not sell any property, plant or equipment in the same period of fiscal 2008. Capital expenditures in cash also decreased by $459 in the six months ended December 31, 2008 compared with the six months ended December 31, 2007 due to a decrease in capital expenditures caused from less customer demand.

Net cash used in financing activities in the six months ended December 31, 2008 was $964, representing an increase of $3,797 compared to net cash inflow of $2,833 during the six months ended December 31, 2007.  The net cash outflow was due mainly to an increase of $118 in the repayments of bank loans and capital leases and a decrease of $3,687 from the proceeds from long-term bank loans compared with the same period of last fiscal year. During the six months ended December 31, 2007, we increased our borrowing from bank loans to meet our daily operation needs and to support future potential expansion opportunities at that time.  In fiscal 2009, we are trying to keep our debt at a minimum in order to save financing costs. Our credit rating provides us with ready and adequate access to funds in global markets.  As of December 31, 2008, the Company had an unused line of credit of $15,089.

We believe we have the necessary financial resources to meet our projected cash requirements for at least the next twelve months.

As the Company suffered a loss in the first and second quarter of fiscal 2009, the Singapore operations did not fulfill one of their loan covenants, which requires the Company to maintain debt to EBITDA ratio of no more than 2.5 times at all times during the term of the loan.  As a result, the Company has reclassified all long term debt as current portion in the liabilities.  The management has communicated to the bank and requested a waiver of this particular covenant.  As of the filing date of this 10Q report, the bank is still in the process of reviewing the Company’s request.

Corporate Guarantee Arrangement

The Company provides a corporate guarantee of approximately $1,739 to one of its subsidiaries in Southeast Asia to secure line-of-credit and term loans from a bank to finance the operations of such subsidiary. With the strong financial position of the subsidiary company, the Company believes this corporate guarantee arrangement will have no material impact on its liquidity or capital resources.

On January 8, 2009, Trio-Tech (Malaysia) Sdn. Bhd. entered into a Sales and Purchase Agreement with TS Matrix Properties Sdn. Bhd. (“TSM”) whereby the Company agreed to purchase from TSM real property totaling 7,312 square meters in Selangor Darul Ehsan, Malaysia. The total cash purchase price to be paid by the Company under the Sales and Purchase Agreement is RM 12,450 (Malaysian ringgit), or approximately $3,608. Pursuant to the Sales and Purchase Agreement, the Company paid TSM a 10% down payment of RM 1,245, or approximately $361 through internally generated funds.  The consummation of the transaction contemplated by the Sale and Purchase Agreement is subject to the satisfaction of certain conditions.  The balance of the purchase price is expected to be paid upon completion of certain conditions through internally generated funds and a bank loan of RM 9,625, or approximately $2,790. The Company is still in the process of securing a bank loan from a local bank in Malaysia.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4T.  CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2008, the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective at a reasonable level.

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

TRIO-TECH INTERNATIONAL

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

Not applicable

Item 1A.  Risk Factors

This description of our business risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 is supplemented by the following risk factors:

The recent instability of the financial markets may adversely impact our business and operating results.

Widespread national and international concern over instability in the credit and capital markets increased significantly during recent months with unprecedented market volatility and disruption in the U.S. and world economies. As a result of the credit market crisis and other macro-economic challenges currently affecting the global economy, our current or potential future customers may experience serious cash flow problems and, as a result, may tighten their spending which in turn may result in a  decline in the demand for electronic products and semiconductor equipment. Such a decline could have a material and adverse effect on our testing, manufacturing and/or distribution business. Moreover, the uncertainty in the capital and credit markets may hinder our ability to generate additional financing in the type or amount necessary to pursue our objectives. If global economic conditions deteriorate further or do not show improvement, we may experience material adverse impacts to our business and operating results.

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

Item 3.  Defaults upon Senior Securities

Not applicable

Item 4.  Submission of Matters to Vote of Security Holders

An annual meeting of shareholders was held on December 9, 2008.  The only matter voted on at the annual meeting was the election of directors. Proxies for the annual meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934.  There was no solicitation in opposition to management’s nominees for Directors as listed in the Proxy Statement.  All of such nominees were elected.  The number of votes for each of such nominees was as follows:

Directors	Votes For	Votes Withheld	No Vote	Total
Jason Adelman	2,795,590	31,854	399,986	3,227,430
Richard Horowitz	2,796,158	31,286	399,986	3,227,430
A. Charles Wilson	2,578,628	248,816	399,986	3,227,430
S. W. Yong	2,624,542	202,902	399,986	3,227,430

Item 5.  Other Information

Not applicable

Item 6.  Exhibits

10.1	Sales and Purchase Agreement with TS Matrix Properties Sdn. Bhd.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer of Registrant

31.2	Rule 13a-14(a) Certification of Principal Financial Officer of Registrant

32	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIO-TECH INTERNATIONAL

By:	/s/ Victor H.M. Ting
VICTOR H.M. TING
Vice President and Chief Financial Officer
(Principal Financial Officer)
Dated: February 23, 2009