Form 10-Q
period 2009-03-31
TRIO TECH INTERNATIONAL
filed 2009-05-14
CIK 732026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number:  1-14523

TRIO-TECH   INTERNATIONAL
 (Exact name of registrant as specified in its charter)

California	95-2086631
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

16139 Wyandotte Street
Van Nuys, California	91406
(Address of principal executive offices)	(Zip Code)

818-787-7000
(Registrant’s telephone number, including area code)

(None)
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☐   No ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No  ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 11, 2009
[Common Stock, $0.01 par value per share]	3,227,430 shares

TRIO-TECH    INTERNATIONAL
INDEX TO CONSOLIDATED FINANCIAL INFORMATION, OTHER INFORMATION AND SIGNATURES

		Page
Part I.	Financial Information

Item 1.	Financial Statements
	(a) Condensed Consolidated Balance Sheets as of March 31, 2009 (Unaudited) and June 30, 2008	2
	(b) Condensed Consolidated Statements of Operations and Comprehensive Income for the Three and Nine Months Ended March 31, 2009 (Unaudited) and March 31, 2008 (Unaudited)	3
	(c) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2009(Unaudited) and March 31, 2008 (Unaudited)	4
	(d) Notes to Consolidated Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	46
Item 4T.	Controls and Procedures	46

Part II.	Other Information

Item 1.	Legal Proceedings	47
Item 1A.	Risk Factors	47
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 3.	Defaults upon Senior Securities	47
Item 4.	Submission of Matters to a Vote of Security Holders	47
Item 5.	Other Information	47
Item 6.	Exhibits	47

Signatures		48
Exhibits
Certifications
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	March 31,	June 30,
	2009	2008
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash	$6,692	$6,600
Short-term deposits	5,330	7,746
Trade accounts receivable, less allowance for doubtful	3,501	5,702
accounts of $165 and $51
Inventories, less provision for obsolete inventory
of $689 and $880	1,325	2,449
Prepaid expenses and other current assets	496	934
Total current assets	17,344	23,431

INVESTMENT IN CHINA (Note 9)	3,015	2,267
PROPERTY, PLANT AND EQUIPMENT, Net	6,353	8,136
OTHER INTANGIBLE ASSETS, Net	25	112
OTHER ASSETS	1,100	813
TOTAL ASSETS	$27,837	$34,759

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$615	$2,586
Accrued expenses	1,913	3,036
Income taxes payable	270	397
Current portion of notes payable	1,742	1,403
Current portion of capital leases	75	106
Total current liabilities	4,615	7,528

NOTES PAYABLE, net of current portion	--	1,620
CAPITAL LEASES, net of current portion	69	143
DEFERRED TAX LIABILITIES	426	510
OTHER LIABILITIES	9	9
TOTAL LIABILITIES	$5,119	$9,810

MINORITY INTEREST	2,804	2,808

SHAREHOLDERS' EQUITY:
Common stock; no par value, 15,000,000 shares authorized;
3,227,430 and 3,226,430 shares issued and outstanding as of	10,365	10,362
March 31, 2009 and June 30, 2008, respectively
Paid-in capital	1,229	928
Retained earnings	7,518	8.825
Accumulated other comprehensive income	802	2,026
Total shareholders' equity	19,914	22,141
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$27,837	$34,759

See accompanying notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
UNAUDITED (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

	Nine Months Ended		Three Months Ended
	March 31,	March 31,	March 31,	March 31,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Products	$7,688	$18,190	$1,722	$4,482
Services	7,682	15,186	1,856	3,973
	15,370	33,376	3,578	8,455
Cost of Sales
Cost of products sold	6,213	15,716	1,316	4,248
Cost of services rendered	5,793	10,014	1,521	2,798
	12,006	25,730	2,837	7,046

Gross Margin	3,364	7,646	741	1,409

Operating Expenses
General and administrative	4,442	6,144	1,103	2,075
Selling	279	466	73	189
Research and development	30	45	10	7
Impairment loss	615	457	95	441
Loss on disposal of property, plant & equipment	(138)	11	16	11
Total operating expenses	5,228	7,123	1,297	2,723

Income (Loss ) from Operations	(1,864)	523	(556)	(1,314)

Other Income (Expenses)
Interest expense	(129)	(257)	(25)	(93)
Other income(expenses)	751	(224)	181	(33)
Total other income (expenses) income	622	(481)	156	(126)

Income (Loss) Before Income Taxes	(1,242)	42	(400)	(1,440)

Income Tax Provision (Benefits)	(103)	268	(139)	(46)

Loss Before Minority Interest	(1,139)	(226)	(261)	(1,394)
Minority interest	168	269	(99)	17
Net Loss Attributable to Common Shares	(1,307)	(495)	(162)	(1,411)

LOSS PER SHARE:
Basic loss per share	$(0.41)	$(0.15)	$(0.05)	$(0.44)
Diluted loss per share	$(0.41)	$(0.15)	$(0.05)	$(0.44)

Weighted Average Shares Outstanding:
Basic	3,227	3,226	3,227	3,226
Diluted	3,227	3,253	3,227	3,210

Comprehensive Income (Loss):
Net loss	$(1,307)	$(495)	$(162)	$(1,411)
Foreign currency translation adjustment	(1,224)	1,676	(546)	758

Comprehensive Income (Loss)	$(2,531)	$1,181	$(708)	$(653)

See accompanying notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, UNAUDITED (IN THOUSANDS)

	Nine Months Ended
	March 31,	March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Cash Flow from Operating Activities
Net loss	$(1,307)	$(495)
Adjustments to reconcile net income to
net cash flow provided by operating activities
Depreciation and amortization	1,632	2,262
Bad debts expense, net	114	2
Inventory provision	191	36
Interest income on short-term deposits	(54)	(39)
Impairment loss	615	457
Stock compensation	301	390
Loss (gain) on sale of property	(138)	11
Investment income	(211)	--
Deferred tax provision	(84)	126
Minority interest	(4)	268
Changes in operating assets and liabilities,
net of acquisition effects
Accounts receivables	2,087	325
Other receivables	--	(437)
Other assets	(296)	(200)
Inventories	933	(234)
Prepaid expenses and other liabilities	438	(100)
Accounts payable and accrued liabilities	(2,935)	(548)
Income tax payable	(127)	(404)
Net cash provided by operating activities	1,155	1,421

Cash Flow from Investing Activities
Proceeds from short-term deposit matured	3,192	25,537
Investments in short-term deposits	(687)	(25,946)
Additions to property, plant and equipment	(1,107)	(2,507)
Investment in Chongqing, China	(529)	(2,931)
Proceeds from sale of property	178	15
Net cash provided by (used in) investing activities	1,047	(5,832)

Cash Flow from Financing Activities
Net borrowings on lines of credit	--	22
Repayment of bank loans and capital leases	(1,085)	(1,305)
Proceeds from long-terms bank loans and capital leases	--	3,837
Proceeds from exercising stock options	3	1
Paid dividends	--	(354)
Net cash provided by (used in) financing activities	(1,082)	2,201

Effect of Changes in Exchange Rate	(1,028)	1,033

NET INCREASE(DECREASE) IN CASH	92	(1,177)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,600	7,135
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,692	$5,958

Supplementary Information of Cash Flows
Cash paid during the period for:
Interest	$132	$186
Income taxes	$--	$732

Nom-Cash Transactions
Non-cash investment for the investment in Chongqing, China (Note 9)	$501	$--
Capital lease of property, plant and equipment	$9	$--
Declaration of cash dividends to be paid	$--	$354

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

	Ownership	Location

Express Test Corporation (dormant)	100%	Van Nuys, California
Trio-Tech Reliability Services (dormant)	100%	Van Nuys, California
KTS Incorporated, dba Universal Systems (dormant)	100%	Van Nuys, California
Trio-Tech International Pte. Ltd.	100%	Singapore
Universal (Far East) Pte. Ltd.	100%	Singapore
Trio-Tech Thailand	100%	Bangkok, Thailand
Trio-Tech Bangkok	100%	Bangkok, Thailand
Trio-Tech Malaysia	55%	Penang and Selangor, Malaysia
Trio-Tech Kuala Lumpur – 100% owned by Trio-Tech Malaysia	55%	Selangor, Malaysia
Prestal Enterprise Sdn. Bhd.	76%	Selangor, Malaysia
Trio-Tech (SIP) Co. Ltd.	100%	Suzhou, China
Trio-Tech (Shanghai) Co. Ltd.	100%	Shanghai, China
Trio-Tech (Chongqing) Co. Ltd	100%	Chongqing, China

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP” hereafter) and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  All significant inter-company accounts and transactions have been eliminated in consolidation. The unaudited consolidated financial statements are presented in U.S. dollars.  The accompanying financial statements do not include all the information and footnotes required by US GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.  Operating results for the nine months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2009.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the fiscal year ended June 30, 2008.

Reclassification: — Certain reclassifications have been made to the previous year’s financial statements to conform to current year presentation, with no effect on previously reported net income.

Change in Estimate: During the second quarter of fiscal year 2009, our Singapore operations reversed approximately $159 in accruals based on new and updated information.  This was related to the bonuses provision and annual leave provision that were included in accrued expenses at September 30, 2008.  The provision for bonuses in the amount of $118 was based on the Company’s policy and guidelines related to bonuses, the financial results of the Singapore operation, group objectives and individual employee performance set up at the beginning of fiscal year 2009, and employee headcount on June 30, 2008.  As our Singapore operations suffered higher than expected operating losses during the six months ended December 31, 2008, management believed that the Singapore operations would not be able to meet the criteria of the initial financial objectives created at the beginning of fiscal 2009.  The Company does not have any legal or contractual obligation for the payment of bonuses. Accordingly, the over-provision of $159 was reversed during the second quarter of fiscal 2009.

These changes in estimate decreased the cost of sales by $84 and decreased general and administrative expenses by $75. The net impact was an increase in net income for the nine months ended March 31, 2009 of $159, or $0.05 per basic and diluted share.

2.           NEW ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued Staff Position (“FSP”) FAS 157-4, Determining Fair Value When the Volume or Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased and requires that companies provide interim and annual disclosures of the inputs and valuation technique(s) used to measure fair value. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 and is to be applied prospectively. The Company does not expect the adoption of FSP FAS 157-4 to have a significant impact on its financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-than-Temporary Impairments. FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 115-2 and FAS 124-2 to have a significant impact on its financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 are effective for interim and annual reporting periods ending after June 15, 2009. Company does not believe that the  adoption of FSP 107-1 and APB 28-1 will have an impact on the Company’s financial statements.

We adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”) on July 1, 2008 for financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS 157 defines fair value, establishes a framework for measuring fair value as required by other accounting pronouncements and expands fair value measurement disclosures. The provisions of SFAS 157 are applied prospectively upon adoption and do not have a material impact on our consolidated financial statements. The disclosures required by SFAS 157 are included in Note 11, Fair Value Measurement, to these consolidated financial statements.

We adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS 159”) as of July 1, 2008. SFAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value. We did not elect the fair value option for any assets or liabilities which were not previously carried at fair value. Accordingly, the adoption of SFAS 159 had no impact on our consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. This statement is effective from November 2008 when the SEC approved the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The implementation of this statement did not have an impact on the Company’s results of operations or financial position.

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

3.            INVENTORIES

Inventories consisted of the following:
	March 31,	June 30,
	2009	2008
	(Unaudited)

Raw materials	$1,041	$1,297
Work in progress	812	1,797
Finished goods	161	235
Less: provision for obsolete inventory	(689)	(880)
	$1,325	$2,449

4.            STOCK OPTIONS

As of March 31, 2009, the Company had 2,750 shares of stock options outstanding under the 1998 Employee Option Plan, which plan was terminated on December 2, 2005 by the Company’s Board of Directors.

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

The Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard No. 123R, Share-Based Payment (SFAS No 123R), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to the Company’s employees and directors including stock options and employee stock purchases.  Stock-based compensation expense for stock options and employee stock purchases granted subsequent to July 1, 2005 were based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.  During the process of estimating the fair value of the stock options granted and recognizing share-based compensation, the following assumptions were adopted.

Assumptions

The fair value for these awards was estimated using the Black-Scholes option pricing model with the following weighted average assumptions, assuming no expected dividends:
	Nine Months Ended	Year Ended
	March 31, 2009	June 30, 2008

Expected volatility	107.18%	110.91-117.70%
Risk-free interest rate	2.48%	2.90%
Expected life (years)	2.00	2.00

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

The Company recognized stock-based compensation expense of approximately $138 in the nine months ended March 31, 2009 under the 2007 Employee Plan.  Unamortized stock-based compensation of $105 based on fair value on the grant date related to options granted under the 2007 Employee Plan is expected to be recognized over a period of three years.

As of March 31, 2009, there were 32,750 shares of vested employee stock options. The weighted-average exercise price was $7.79 and the weighted average remaining contractual term was 4.05 years. The total intrinsic value of vested employee stock options during the three months ended March 31, 2009 was zero.  A summary of option activities under the 2007 Employee Plan during the nine months ended March 31, 2009 is presented as follows:

		Weighted- Average Exercise	Weighted - Average Remaining Contractual	Aggregate Intrinsic
	Options	Price	Term (Years)	Value

Outstanding at July 1, 2008	44,000	$9.57	3.68	--
Granted	50,000	$4.81	4.28	--
Exercised	--	--
Forfeited or expired	(4,000)	$8.38
Outstanding at March 31, 2009	90,000	$6.98	4.00	--
Exercisable at March 31, 2009	32,750	$7.79	4.05	--

A summary of the status of the Company’s non-vested employee stock options during the nine month period ended March 31, 2009 is presented below:
		Weighted-Average Grant-Date
	Options	Fair Value

Non-vested at July 1, 2008	33,000	$5.55
Granted	50,000	$2.71
Vested	(21,750)	$3.95
Forfeited	(4,000)	$4.84
Non-vested at March 31, 2009	57,250	$3.73

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

During the first quarter of 2009, pursuant to the 2007 Directors Plan, 60,000 shares of stock options were granted to our directors with an exercise price equal to the fair market value of our Common Stock (as defined under the 2007 Directors Plan in conformity with Regulation 409A or the Internal Revenue Code of 1986, as amended) at the date of grant.  The fair market value of 60,000 shares of the Company’s Common Stock issuable upon exercise of stock options granted was approximately $163 based on the fair value of $2.71 per share determined by the Black Scholes option pricing model.  There were no options exercised during the nine month period ended March 31, 2009.  The Company recognized stock-based compensation expense of $163 in the nine month period ended March 31, 2009 under the 2007 Directors Plan.

A summary of option activities under the 2007 Directors Plan during the nine month period ended March 31, 2009 is presented as follow:
		Weighted- Average Exercise	Weighted - Average Remaining Contractual Term	Aggregate Intrinsic
	Options	Price	(Years)	Value

Outstanding at July 1, 2008	60,000	$9.57	3.68	--
Granted	60,000	$4.81	4.28	--
Exercised	--	--
Forfeited or expired	--	--
Outstanding at March 31, 2009	120,000	$7.19	3.98	--
Exercisable at March 31, 2009	120,000	$7.19	3.98	--

1998 Stock Option Plan

A summary of option activities under the 1998 Plan during the nine month period ended March 31, 2009 is presented as follows:
		Weighted- Average Exercise	Weighted - Average Remaining Contractual Term	Aggregate Intrinsic
	Options	Price	(Years)	Value

Outstanding at July 1, 2008	12,550	$3.03		--
Granted	--	--
Exercised	(1,000)	$2.66
Forfeited or expired	(8,800)	$2.66
Outstanding at December 31, 2008	2,750	$4.40	0.25	--
Exercisable at December 31, 2008	2,750	$4.40	0.25	--

The intrinsic value of 2,750 options exercisable was zero. Cash received from options exercised in the nine month period ended March 31, 2009 was approximately $3. There were no unvested stock options under the 1998 Plan as of March 31, 2009.

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

Options to purchase 214,750 shares of Common Stock at exercise prices ranging from $4.40 to $9.57 per share as of March 31, 2009 were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

Options to purchase 112,550 shares of Common Stock at exercise prices ranging from $2.66 to $9.57 per share were outstanding as of March 31, 2008 and were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted EPS for the years presented herein:
	Nine Months Ended		Three Months Ended
	March 31,	March 31,	March 31,	March 31,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net loss attributable to common shares	$(1,307)	$(495)	$(162)	$(1,411)

Basic loss per Share	$(0.41)	$(0.15)	$(0.05)	$(0.44)

Diluted loss per Share	$(0.41)	$(0.15)	$(0.05)	$(0.44)

Weighted average number of common shares outstanding - basic	3,227	3,226	3,227	3,226

Dilutive effect of stock options	--	--	--	--

Number of shares used to compute earnings per share - diluted	3,227	3,226	3,227	3,226

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

Senior management of the Company reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible.  The Company includes any accounts receivable balances that are determined to be uncollectible in allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  Based on the information available, the Company believes that its allowance for doubtful accounts for the nine months ended March 31, 2009 and the twelve months ended June 30, 2008 was adequate.

The following table represents the changes in the allowance for doubtful accounts:

	March 31,	June 30,
	2009	2008
	(Unaudited)

Beginning	$51	$42
Additions charged to expenses	127	24
Recovered	(13)	(15)
Actual write-offs	--	--
Ending	$165	$51

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

The following table represents the changes in the warranty accrual:
	March 31,	June 30,
	2009	2008
	(Unaudited)

Beginning	$113	$211
Additional accruals	1	--
Reversal	--	(80)
Actual usage	(64)	(18)
Ending	$50	$113

8.         FASB INTERPRETATION NO. 48 (“FIN 48”)

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

(in thousands)
Balance at July 1, 2008	$(362)
Additions based on current year tax positions	(29)
Additions for prior year(s) tax positions	--
Reductions for prior year(s) tax positions	213
Settlements	--
Expiration of statute of limitations	--
Balance at March 31, 2009	$(178)

The Company accrues penalties and interest on unrecognized tax benefits when necessary as a component of penalties and interest expenses, respectively.  The Company had not accrued any penalties or interest expenses relating to unrecognized benefits at July 1, 2008 and March 31, 2009.

The major tax jurisdictions in which the Company files income tax returns are the United States, Singapore and Malaysia.  The statute of limitations, in general, is open for years 2002 to 2008 for tax authorities in those jurisdictions to audit or examine income tax returns.  The Company is under annual review by the government of Singapore.  However, the Company is not currently under tax examination in any other jurisdiction.

The Company has not recognized any income tax benefit for this position during the current quarter in accordance with the provisions of FIN 48.

9.        INVESTMENT IN CHONGQING, CHINA

In June 2007, Trio-Tech International Pte., Ltd. established a subsidiary in Chongqing, China.  This newly established subsidiary, Trio-Tech (Chongqing) Co., Ltd., has a registered capital of RMB 20,000 (Chinese yuan), or equivalent to approximately U.S. $2,600, and is wholly owned by Trio-Tech International Pte., Ltd. In June 2007, Trio-Tech International Pte., Ltd. infused $2,600 to Trio-Tech (Chongqing) Co., Ltd. to fulfill the capital injection obligation of  Trio-Tech (Chongqing) Co., Ltd. The source of the funds was from the proceeds from the disposition of short-term deposits by Trio-Tech International Pte., Ltd.

On August 27, 2007, Trio-Tech (Chongqing) Co., Ltd. entered into a Memorandum Agreement with JiaSheng Property Development Co., Ltd. (JiaSheng hereafter) to jointly develop a piece of property with 24.91 acres owned by JiaSheng located in Chongqing City, China, which is intended for sale after the completion of development.  Pursuant to the signed agreement, the capital to be invested by Trio-Tech (Chongqing) Co., Ltd. was RMB 10,000, equivalent to approximately U.S. $1,463 based on the exchange rate on March 31, 2009 published by the Federal Reserve System.  On August 28, 2007, Trio-Tech (Chongqing) Co., Ltd. transferred the required amount from its bank account into a special bank account jointly monitored by both Trio-Tech (Chongqing) Co., Ltd. and JiaSheng.  The investment was accounted under the cost method.

On October 22, 2007, the parties received approval from the Chinese District Zoning Regulation Bureau to increase the square meters of the buildings specified in the original Memorandum Agreement dated August 27, 2007 by 9,885 square meters.  As a result, the construction costs of the proposed building project also increased.  On November 15, 2007, Trio-Tech (Chongqing) Co., Ltd. entered into a Supplement Agreement to the Memorandum Agreement dated August 27, 2007 with JiaSheng.  The purpose of this Supplement Agreement was to document another agreement reached by both parties regarding the additional capital infusion to be committed by the respective parties in order to finance the increase in construction costs. The Supplement Agreement did not modify the terms and obligations of both parties specified in the original Memorandum Agreement.  Under the terms of the Supplement Agreement, the Company agreed to invest an additional RMB 9,000, or approximately U.S. $1,317 based on the exchange rate as of March 31, 2009 published by the Federal Reserve System.   On December 17, 2007, Trio-Tech (Chongqing) Co., Ltd. received a list of additional costs incurred for this project, which were RMB 4,000 less than the estimated cost of RMB 9,000.  Accordingly, the Company only transferred RMB 5,000, approximately U.S. $732, from its bank account into the special bank account jointly monitored by both Trio-Tech (Chongqing) Co., Ltd. and JiaSheng.  After that additional capital infusion, the equity ratio owned by the Company in that joint venture was 20%.

In the fourth quarter of 2008, the investment of RMB 5,000, approximately U.S. $732 based on the exchange rate as of March 31, 2009 published by the Federal Reserve System, was returned to the Company, which reduced the investment in this project to $1,463.  After that return of investment, the equity ratio owned by the Company in that joint venture was 15%. The Company also recorded a profit of RMB 750, approximately $110 in investment income in the fourth quarter of 2008.

In October 2008, the Company received a second return on investment principal of RMB 1,988, or $291, and investment income of RMB 1,312, or $192, from JiaSheng.  The investment income was part of the return on investment based on the total investment amount of RMB 15,000, or $2,195.  After the second return of investment, the equity ratio owned by the Company in that joint venture was 13%.  This investment return was used to offset the purchase of new commercial and residential investment property from JiaSheng as discussed below.

In accordance with APB 18, The Equity Method of Accounting for Investments in Common Stock, management believes that the cost method of accounting is appropriate.

On January 4, 2008, Trio-Tech (Chongqing) Co., Ltd. entered into a Memorandum Agreement with MaoYe Property Ltd. to purchase an office space of 827.2 square meters on the 35th floor of a 40 story high office building located in Chongqing, China.  The total cash purchase price was RMB 5,554 (Chinese yuan), equivalent to approximately U.S. $813 based on the exchange rate as of March 31, 2009 published by the Federal Reserve System.  Under the terms of the agreement, the Company paid the purchase price in full on January 4, 2008.  The Company rented this property to a third party on July 13, 2008. The term of the rental agreement is five years with a monthly rental income of RMB 39, or approximately $6 for the first three years, with an increase of 8% in the fourth year and another 8% in the fifth year. In the nine months ended March 31, 2009, this property generated a rental income of $54.

On October 23, 2008, Trio-Tech (Chongqing) Co., Ltd. entered into a Memorandum Agreement with JiaSheng to purchase four units of commercial property and two units of residential property, totaling 1,391.70 square meters, at JiaSheng Jingyun Huafu Project located at No. 17 Puyun Avenue in Chongqing, China. The total purchase price was RMB 7,042, approximately $1,030 based on the exchange rate as of March 31, 2009 published by the Federal Reserve System.  In October 2008, the Company made a cash down payment of 10% in the amount of RMB 704, or $103. In November 2008, the Company paid an additional RMB 2,908 in cash, or $426, from internally generated funds of the Company.  The Company and JiaSheng agreed to offset the remaining purchase price for this commercial and residential property with the investment returns from the No. B48 property in the BeiPei district of Chongqing City. In addition, the Company charged JiaSheng RMB 130, or $19, in penalties for the delay in the payment of investment principal and investment income. The penalty was also used to offset the purchase price of the commercial and residential property.  As of March 31, 2009, the Company paid cash in the amount of $529, and offset amounts of $290 as the return of investment principal, $192 as investment income and $19 as the penalties charged for this new commercial and residential property totaling $1,031. The Company has not received the title for this property as of the filing date of this Form 10-Q, as the seller is in the process of making the payments of all taxes due so that the documents can be received and the transfer can take place.

On October 23, 2008 the Company entered into a lease agreement with JiaSheng for the six units purchased from JiaSheng pursuant to the Memorandum Agreement.  The lease provides for a two year term with an annual rental income of RMB 1,392, or approximately $204. The lease started on November 1, 2008.

The following table presents the Company’s investment in China in fiscal 2008 and 2009, which includes depreciable investment property in the amount of $1,843. The exchange rate is based on the exchange rate on March 31, 2009 published by the Federal Reserve System.
	Investment Date	Investment Amount	Investment Amount
		(RMB)	(U.S. Dollars)
Investment in property with JiaSheng	08/28/07	10,000	1,463
Investment in property with JiaSheng	12/17/07	5,000	732
Purchase of investment property	01/04/08	5,554	813
Return of investment in property purchased in 2007 with JiaSheng	06/26/08	(5,000)	(732)
Return on investment in property with JiaSheng	10/23/08	(1,988)	(291)
Purchase of investment property	10/23/08	7,042	1,030
Total investments in China		RMB 20,608	$3,015

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

All inter-segment sales were sales from the manufacturing segment to the testing and distribution segments.  Total inter-segment sales were $144 and $108 for the nine months ended March 31, 2009 and 2008, respectively.  Corporate assets mainly consisted of cash and prepaid expenses.  Corporate expenses mainly consisted of salaries, insurance, professional expenses and directors’ fees.

The following segment information is unaudited:

Business Segment Information:
	Quarter		Operating		Depr.
	Ended	Net	Income	Total	and	Capital
	March 31,	Sales	(loss)	Assets	Amort.	Expenditures
Manufacturing	2009	$1,673	$(112)	$3,011	$54	$48
	2008	$4,367	$(884)	$3,747	$67	$43

Testing services	2009	1,856	(516)	21,688	499	20
	2008	3,973	(553)	28,883	661	966

Distribution	2009	49	(6)	73	2	5
	2008	115	(69)	424	5	5

Corporate and	2009	-	78	50	-	-
unallocated	2008	-	192	97	-	-

Investments in	2009	-	-	3,015	3	-
Chongqing, China	2008	-	-	2,931	1	-

Total Company	2009	$3,578	$(556)	$27,837	$558	$73
	2008	$8,455	$(1,314)	$36,082	$734	$1,014

Business Segment Information:
	Nine
	Months		Operating		Depr.
	Ended	Net	Income	Total	and	Capital
	March 31,	Sales	(loss)	Assets	Amort.	Expenditures
Manufacturing	2009	$7,473	$(698)	$3,011	$171	$143
	2008	$17,848	$1,041	$3,747	$174	$258

Testing services	2009	7,682	(1,327)	21,688	1,448	966
	2008	15,186	1,110	28,883	2,072	2,233

Distribution	2009	215	31	73	4	7
	2008	342	(152)	424	14	14

Corporate and	2009	-	130	50	-	-
unallocated	2008	-	(343)	97	-	2

Investment in	2009	-	-	3,015	9	1,030
Chongqing, China	2008	-	-	2,931	2	-

Total Company	2009	$15,370	$(1,864)	$27,837	$1,632	$2,146
	2008	$33,376	$523	$36,082	$2,262	$2,507

Geographic Area Information:
								Elimin-
	Quarter							ations
	Ended	United		Other				and	Total
	March 31,	States	China	Countries	Singapore	Thailand	Malaysia	Other	Company
Net sales to	2009	$326	$151	$173	$1,069	$68	$1,792	$(1)	$3.578
customers	2008	$1,052	$467	$551	$2,312	$471	$3,618	$(16)	$8,455

Operating	2009	(57)	(27)	(29)	(190)	(12)	(319)	78	(556)
income (loss)	2008	(183)	(83)	(96)	(413)	(84)	(647)	192	(1,314)

Long-lived	2009	6	160	-	1,315	583	4,354	(40)	6,378
assets	2008	5	995	-	1,850	774	4,272	(40)	7,856

Geographic Area Information:
	Nine							Elimin-
	Months							ations
	Ended	United		Other				and	Total
	March 31,	States	China	Countries	Singapore	Thailand	Malaysia	Other	Company
Net sales to	2009	$3,729	$520	$640	$3,821	$310	$6,494	$(144)	$15,370
customers	2008	$4,096	$1,239	$1,468	$15,024	$1,544	$10,113	$(108)	$33,376

Operating	2009	(322)	(68)	(76)	(543)	(42)	(942)	129	(1,864)
income (loss)	2008	42	(12)	(18)	758	23	73	(343)	523

Long-lived	2009	6	160	-	1,315	583	4,354	(40)	6,378
assets	2008	5	995	-	1,850	774	4,272	(40)	7,856

11.          FAIR VALUE MEASUREMENTS

In September 2006, the Financial Accounting Standards Board issued SFAS 157, Fair Value Measurements.  SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities.  Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between participants in the market in which the reporting entity transacts its business.  SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability.  In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy.  Effective July 1, 2008, the Company adopted the provisions of SFAS 157 as it relates to financial assets and financial liabilities. The adoption of SFAS 157 did not have a material effect on our results of operations, financial position or liquidity.

The following table provides a summary of the assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2009:
		Basis of Fair Value Measurements
	As of March 31, 2009	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Assets
Short-term deposits	$5,330	$5,330	$--	$--

Total assets measured at fair value	$5,330	$5,330	$--	$--

Percentage of total assets	19%	19%	--	--

As noted above, the fair value of the Company’s short-term deposits is determined using quoted market prices in active markets. Since the Company’s short-term deposits are fixed rate deposits, there is an active, readily tradable market value based on quoted prices. We based our estimates on such prices (Level 1 pricing) as of March 31, 2009, or the measurement date. Active markets are those in which transactions occur in significant frequency and volume to provide pricing information on an on-going basis. Since valuations are based on quoted prices that are readily and regularly available in an active market, the valuation of these short-term deposits does not entail a significant degree of judgment.

12.           MINORITY INTEREST

Minority interest represents the minority stockholders’ proportionate share of 45% of the equity of Trio-Tech Malaysia.

13.          LOAN COVENANT VIOLATION

As the Company suffered a loss in the first three quarters of fiscal 2009, the Singapore operations did not fulfill one of their loan covenants which requires the Company to maintain the debt to EBITDA ratio of no more than 2.5 times at all times during the term of the loan. As a result, the Company has classified all long-term debt as current liabilities. Management has communicated to the bank and requested a waiver of this particular loan covenant. As of the filing date of this Form 10-Q, the bank is still in the process of reviewing the Company’s request.

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

For the nine months ended March 31, 2009, the Company recorded an impairment loss of $615, or $0.19 per diluted share, based on its examination of future undiscounted cash flows. Of this amount, an impairment loss of $296 was related to the fixed assets located in our Shanghai operation, $224 was for certain testing equipment located in our Suzhou operation in China and the remaining $95 was for certain testing equipment located in our Malaysia operation.  We believe that due to the change in demand for certain burn-in testing services, the negative impact of the international economic financial crisis and the semiconductor industry recession, our existing burn-in testing facilities in the Shanghai operation became obsolete. There was little business activity in the Shanghai operation during the six months ended December 31, 2008, and there were also no secured orders or backlogs for subsequent periods. Therefore, as we expect no future cash flows from those assets based on our best estimate, the carrying value of these assets was written down to zero and the impairment loss was recorded. Business in the Suzhou operation began to slow down in the fourth quarter of fiscal 2008, and suffered losses in the last four quarters. The operation is currently only providing line support, maintenance and training services for one customer.  Based on our best estimate, there will be no future cash flows from certain identified testing equipment. Therefore, the carrying value of these assets was written down to zero and an impairment loss was recorded. Some testing equipment in our Malaysia operation was beyond repairable conditions and hence was fully impaired as no future cash flows will be generated.

15.       RELATED PARTY TRANSACTIONS

During the second quarter of fiscal 2009, the Company purchased four units of commercial property and two units of residential property in Chongqing China from JiaSheng.  JiaSheng and the Company were parties to the Agreement entered into on August 27, 2007 and the Supplement Agreement entered into on November 15, 2007 relating to an investment in the No. B48 lot in the BeiPei district of Chongqing, China as discussed in Note 9 to the unaudited financial statements included in this Form 10-Q.  The purchase price was approximately $1,030.

On October 23, 2008 the Company entered into a lease agreement with JiaSheng for the six units purchased from JiaSheng pursuant to the Memorandum Agreement.  The lease provides for a two year term with an annual rental income of RMB 1,392, or approximately $204. The lease started on November 1, 2008.

16.       SUBSEQUENT EVENTS

In April 2009, Trio-Tech International Pte., Ltd. set up a new entity, SHI International Pte Ltd. ("SHI"), in which Trio-Tech International Pte., Ltd holds 55% of the ownership interest. On April 07, 2009, SHI entered into a Share Purchase Agreement, pursuant to which SHI has agreed to acquire from Erni Susanto Susi, Dwi Kartikarini and PT SAS International shares of PT SAS Heavy Industry ("SASHI") for an aggregate cash purchase price of $10 , and a goodwill obligation of $100 . The shares of SASHI to be acquired by SHI pursuant to the Share Purchase Agreement represent approximately 95% of the outstanding shares of SASHI. The consummation of such purchase and sale is subject to the satisfaction of certain conditions. SASHI engages in business in the oil and gas industry.

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

We own and operate facilities that provide testing services for semiconductor devices and other electronic components to meet the requirements of military, aerospace, industrial and commercial applications.  We currently operate five testing facilities, one in the United States and four throughout in China and Southeast Asia.  The Company uses its own proprietary equipment for certain burn-in, centrifugal and leak tests, and commercially available equipment for various other environmental tests.  The Company conducts the majority of its testing operations in Southeast Asia with facilities in Singapore, Malaysia and Thailand.  Our facilities require substantial investment to construct and are largely fixed-costs assets once in operation.  Because we own most of the testing capacity, a significant portion of our operating costs is fixed.  In general, these costs do not decline with reductions in customer demand or the utilization of our testing capacity, and can adversely affect profit margins as a result.  Conversely, as product demand rises and factory utilization increases, the fixed costs are spread over the increased output, which may improve profit margins.

In the third quarter of fiscal 2008, one of our major customers ceased their advanced burn-in testing service contract with us due to one of their product lines reaching the end of its life cycle earlier than expected. The net sales in the testing segment decreased by $7,504 to $7,682 for the nine months ended March 31, 2009 as the result of the loss of revenue from this major customer.  Management took immediate action to reduce expenses in an effort to match future cash flows and is in the process of developing new customer relationships in China and Malaysia and exploring new business opportunities to offset the lost testing revenue from this contract.

Recently, there has been widespread concern over the instability of the financial markets and their influence on the global economy. We believe that, as a result of the credit market crisis and other macro-economic challenges currently affecting the global economy, the orders from our customers in our testing operations in China were seriously reduced.  During the nine months ended March 31, 2009, there was minimal business activity in our Shanghai testing operation, and there were also no secured orders or backlogs for subsequent periods.  Therefore, we expect no future cash flows from the assets in the Shanghai operation.  The Company recorded an impairment loss of $296 on these assets based on its examination of future undiscounted cash flows in the second quarter of fiscal 2009. In addition, business in the Suzhou operation also began to slow down in the fourth quarter of fiscal 2008 and has suffered losses in the last three quarters. The operation is currently only providing line support, maintenance and training services for one customer.  Based on our estimated future undiscounted cash flows, an impairment loss of $224 was recorded for some of the testing equipment during the second quarter of fiscal 2009. During the third quarter of fiscal 2009, we also recorded an impairment loss of $95 for some testing equipment in our Malaysia operation, which was beyond repairable conditions.

In the second quarter of fiscal year 2009, we recorded  lease termination expenses of $164 related to the future minimum rent of two idle plants in the Singapore operation. The non-cancelable lease term for these two plants expires in March 2011 and April 2011, because neither of these plants have any economic benefit to the Company, management does not currently have further plans for these units, and the ability for the Company to sublease these units does not seem likely, according to SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company accrued the entire future minimum rent up to the end of the lease period in the second quarter of fiscal 2009.  This provision for future rental expense increased our cost of goods sold by $164 in the second quarter of fiscal year 2009.

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

In June 2007, Trio-Tech International Pte., Ltd. established a subsidiary in Chongqing, China.  This subsidiary, Trio-Tech (Chongqing) Co., Ltd., has registered capital of RMB 20,000 (Chinese yuan), or approximately $2,600, and is wholly owned by Trio-Tech International Pte., Ltd.  On August 27, 2007, Trio-Tech (Chongqing) Co., Ltd. entered into a Memorandum Agreement with JiaSheng Property Development Co., Ltd. (JiaSheng) to jointly develop a piece of property with 24.91 acres owned by JiaSheng located in Chongqing City, China, which is intended for sale after the completion of development.  In fiscal 2008, the Company invested an aggregate of RMB 15,000, equivalent to approximately $2,195 based on the exchange rate on March 31, 2009 published by the Federal Reserve System on this project.  In the fourth quarter of 2008, the investment of RMB 5,000, or approximately $732 was returned to the Company, which reduced the investment in this project to $1,463.  The Company also recorded a profit of RMB 750, approximately $110 in investment income in the fourth quarter of 2008.  In October 2008, the Company received a second return on investment principal of RMB 1,988, or $291 and investment income of RMB 1,312, or $192 from JiaSheng.   In accordance with APB 18, The Equity Method of Accounting for Investments in Common Stock, management recorded the transaction using the cost method of accounting.

On January 4, 2008, Trio-Tech (Chongqing) Co., Ltd. entered into a Memorandum Agreement with MaoYe Property Ltd. to purchase office space of 827.2 square meters on the 35th floor of a 40 story high office building located in Chongqing, China.  The total cash purchase price was RMB 5,554 (Chinese yuan), equivalent to approximately $813 based on the exchange rate as of March 31, 2009 published by the Federal Reserve System.  The Company rented this property out to a third party on July 13, 2008.  The term of the rental agreement is five years with a monthly rental income of RMB 39, or approximately $6 for the first three years, with an increase of 8% in the fourth year and another 8% in the fifth year. During the nine months ended March 31, 2009, this property generated a rental income of  $54.

On October 23, 2008, Trio-Tech (Chongqing) Co., Ltd. entered into a Memorandum Agreement with JiaSheng to purchase four units of commercial property and two units of residential property, totaling 1,391.70 square meters located in Chongqing, China. The total purchase price was RMB 7,042, equivalent to approximately $1,030 based on the exchange rate as of March 31, 2009 published by the Federal Reserve System.  In October 2008, the Company made a cash down payment of 10% in the amount of RMB 704, or $103.  In November 2008, the Company paid an additional RMB 2,908 in cash, or $426, from internally generated funds of the Company.  The remaining balance was offset by the investment return the Company earned related to the No. B48 property.  The Company and JiaSheng agreed to offset the investment return from the No. B48 property in the BeiPei district of Chongqing City against the purchase price of this commercial and residential property.  In addition, the Company charged JiaSheng RMB130, or $19, as penalties for the delay in the payment of investment principal and investment income. The penalty was also used to also offset the purchase price of the commercial and residential property.  As of March 31, 2009, the Company paid cash in the amount of $529, and offset amounts of $290 as the return of investment principal, $192 as investment income and $19 as the penalties charged for this new commercial and residential property totaling $1,030.

On October 23, 2008, the Company entered into a lease agreement with JiaSheng for the six units purchased from JiaSheng pursuant to the Memorandum Agreement.  The lease provides for a two year term with an annual rental income of RMB 1,392, or approximately $204. The lease started on November 1, 2008.

The investment income generated by Trio-Tech (Chongqing) Co., Ltd. during the nine months ended March 31, 2009 was included in other income in the Consolidated Statements of Operations and Comprehensive Income.  There was no investment income during the nine months ended March 31, 2008.

In the context of a challenging economic environment, in order to achieve our goal of attaining a lower breakeven point, we undertook several cost reduction measures. Since the first quarter of fiscal 2009 ending September 30, 2008, we reduced our headcount by approximately 48 employees.  Also, on February 27, 2008, our Chief Executive Office, Chief Financial Officer and directors voluntarily decreased their base salary to 50% of the base salary agreed to in July 2007.  From the second quarter of 2009 ending December 31, 2008, we implemented four-day work weeks for all the employees in the Singapore operation, which reduced our employee compensation by approximately 20%. These cost cutting actions reduced our general and administrative expenses in the nine months ended March 31, 2009.

Third Quarter Fiscal 2009 Highlights

•	Total revenue decreased 57.7% to $3,578 for the third quarter of fiscal 2009, compared with revenue of $8,455 for the third quarter of fiscal 2008.
•	Testing segment revenue decreased by $2,117, or 53.3%, to $1,856 compared with $3,973 for the third quarter of fiscal 2008.
•	Manufacturing segment revenue decreased by $2,694, or 61.7%, to $1,673 compared with $4,367 for the third quarter of fiscal 2008.
•	Distribution segment revenue decreased by $66, or 57.4%, to $49 compared with $115 for the third quarter of fiscal 2008.
•	Loss from operations decreased by $758, to $556 compared with $1,314 for the third quarter of fiscal 2008.
•	Gross margins improved by 4.0% to 20.7% from 16.7% for the third quarter of fiscal 2008.
•	Selling expenses decreased by $116, or 61.4%, to $73 compared with $189 for the third quarter of fiscal 2008.
•	General and administrative expenses decreased by $972, or 46.8%, to $1,103 compared with $2,075 for the third quarter of fiscal 2008.
•	Net loss decreased by $1,249, or 88.5%, to $162, compared to $1,411 for the third quarter of fiscal 2008.

The highlights above are intended to identify some of our more significant events and transactions during the quarter ended March 31, 2009.  These highlights are not intended to be a full discussion of our operating results for this quarter.  These highlights should be read in conjunction with the following discussion and with our unaudited consolidated financial statements and notes thereto accompanying this Quarterly Report.

Subsequent Events

In April 2009, Trio-Tech International Pte., Ltd. set up a new entity, SHI International Pte Ltd. ("SHI"), in which Trio-Tech International Pte., Ltd. holds 55% of the ownership interest. On April 07, 2009, SHI entered into a Share Purchase Agreement, pursuant to which SHI has agreed to acquire from Erni Susanto Susi, Dwi Kartikarini and PT SAS Internasional shares of PT SAS Heavy Industry ("SASHI") for an aggregate cash purchase price of $10 , and a goodwill obligation of $100  The shares of SASHI to be acquired by SHI pursuant to the Share Purchase Agreement represent approximately 95% of the outstanding shares of SASHI. The consummation of such purchase and sale is subject to the satisfaction of certain conditions. SASHI engages in business in the oil and gas industry.

Related Party Transaction

During the second quarter of fiscal 2009, the Company purchased four units of commercial property and two units of residential property in Chongqing China from JiaSheng.  JiaSheng and the Company are parties to the Agreement entered into on August 27, 2007 and the Supplement Agreement entered into on November 15, 2007 relating to an investment in the NO.B48 lot in the BeiPei district of Chongqing, China. The purchase price was approximately $1,030.  This purchase was made on terms no less favorable to the Company than it could obtain in arms length transactions.  (See Note 16 to the unaudited financial statements included in this Form 10-Q)

Results of Operations and Business Outlook

The following table sets forth our revenue components for the nine and three months ended March 31, 2009 and 2008, respectively.

Revenue Components
	Nine Months Ended March 31,		Three Months Ended March 31,
	2009	2008	2009	2008
Net Sales:
Manufacturing	48.6%	53.5%	46.7%	51.6%
Testing	50.0	45.5	51.9	47.0
Distribution	1.4	1.0	1.4	1.4
Total	100.00%	100.00%	100.00%	100.00%

Net sales for the nine and three months ended March 31, 2009 were $15,370 and $3,578, respectively, a decrease of $18,006 and $4,877, respectively, when compared to the same periods of the prior year.  As a percentage, total net sales decreased by 53.9% for the nine months and decreased by 57.7% for the three months ended March 31, 2009, when compared to total net sales for the same periods of the prior year.

Net sales into and within China and the Southeast Asia regions and other countries (except sales into and within the United Sates) decreased by $17,639 to $11,641 and by $4,151 to $3,252 for the nine months and three months ended March 31, 2009, respectively, compared to the same period of the prior year.  This decrease was primarily due to a drop in sales in our Singapore and China operations as a result of the instability of the financial markets and their influence on the global economy .  Net sales into and within the United States were $3,729 and $326 for the nine and three months ended March 31, 2009, respectively, a decrease of $367 and $726, respectively, when compared to the same periods of the prior year.

The decrease in net sales in the nine and three months ended March 31, 2009 can be discussed within three segments as follows:

Manufacturing Segment

Net sales in the manufacturing segment as a percentage of total net sales were 48.6% and 46.7% for the nine and three months ended March 31, 2009, respectively, representing a decrease of 4.9%, respectively, when compared to the same periods of the prior year.  The absolute amount of net sales were $7,473 and $1,673 for the nine and three months ended March 31, 2009 respectively, a decrease of $10,375 and $2,694, respectively, when compared to the same periods of the prior year. We believe that the current worldwide economic crisis and its influence on the international market have a negative effect on our business. The demand for our equipments decreased, which in turn reduced our revenue.

Testing Segment

Net sales in the testing segment as a percentage of total net sales were 50.0% and 51.9% for the nine and three months ended March 31, 2009, respectively, representing an increase of 4.5% and 4.9%, respectively, of total net sales when compared to the same periods of the prior year.  The absolute amount of net sales in the testing segment decreased by $7,504 to $7,682 and by $2,117 to $1,856 for the nine and three months ended March 31, 2009, respectively, compared to the same periods of fiscal 2008.  We believe that the economic crisis is having a significant impact on the semiconductor industry and that China is experiencing a slowdown in its electronics manufacturing industries.  We believe the foregoing resulted in reduced demand in our testing services in China and Southeast Asia.

Distribution Segment

Net sales in the distribution segment accounted for 1.4% of total net sales for the nine and three months ended March 31, 2009, respectively, an increase of 0.4% and zero compared to the same periods in fiscal 2008.  The absolute amount of net sales decreased by $127 to $215 and by $66 to $49 for the nine and three months ended March 31, 2009, respectively, compared to the same periods in fiscal 2008.  The drop in revenue was due to lower demand in the current market for back-end products such as Vibration equipment and chambers and, we believe, a saturation of equipment and electronic components in the current market.  Product volume for the distribution segment depends on sales activities such as placing orders, queries on products and backlog.  Equipment and electronic component sales are very competitive, as the products are prevalent in the market.

Uncertainties and Remedies

There are several influencing factors which create uncertainties when forecasting performance, such as the ever-changing nature of technology, specific requirements from the customer, declines in demand for certain types of burn-in devices or equipment, and other similar factors.  One of these factors is the highly competitive nature of the semiconductor industry.  Another is that some customers are unable to provide a forecast of the products required in the upcoming weeks; hence it is difficult to plan for the resources needed to meet these customers’ requirements due to short lead time and last minute order confirmation.  This will normally result in a lower margin for these products, as it is more expensive to purchase materials in a short time frame. Based on a number of economic indicators, it appears that growth in global economic activity has slowed substantially. At the present time, the rate at which the global economy will slow has become increasingly uncertain. A continued slowing of global economic growth will likely have a negative impact on our growth and results of operations. However, the Company has taken certain actions and formulated certain plans to deal with and to help mitigate these unpredictable factors. We continue to cut costs by maintaining a lean headcount, while still keeping quality high so as to sell new products at a competitive price.  We have also been improving our customer service by keeping our staff updated with regard to the newest technology and stressing the importance of understanding and meeting the stringent requirements of our customers.  We believe customers have tightened and will continue to tighten their spending resulting in a decline in the demand for electronic products and semiconductor equipment. This chain effect has hit the Company’s business, and we anticipate that will continue to affect the Company’s business in the future. We are exploring new markets and products, looking for new customers, and upgrading and improving burn-in technology while at the same time searching for improved testing methods of higher technology chips.

Comparison of the Third Quarters Ended March 31, 2009 and 2008

The following table sets forth certain consolidated statements of income data as a percentage of net sales for the third quarters of fiscal 2009 and 2008, respectively:

	Three Months Ended March 31,
	2009	2008
Net Sales	100%	100.0%
Cost of sales	79.3%	83.3%
Gross Margin	20.7%	16.7%

Operating Expenses
General and administrative	30.8%	24.6%
Selling	2.0%	2.2%
Research and development	0.3%	0.1%
Impairment loss	2.7%	5.2%
Loss on disposal of property, plant and equipment	0.4%	0.1%
Total operating expenses	36.2%	32.2%

Loss from Operations	(15.5)%	(15.5)%

Overall Gross Margin

Overall gross margin as a percentage of revenue increased by 4.0% for the three months ended March 31, 2009, from 16.7% in the third quarter of fiscal 2008 to 20.7%, due primarily to the increase in the gross margin in the manufacturing segment. In terms of dollar value, the overall gross margin decreased by $668 for the three months ended March 31, 2009, from $1,409 to $741, compared to the same quarter of fiscal 2008 resulting from a decrease in revenue.

Gross margin as a percentage of revenue in the manufacturing segment increased by 19.5% for the three months ended March 31, 2009, from 4.4% in the third quarter of fiscal 2008 to 23.8% in the third quarter of fiscal 2009.  The significant increase in gross margin was due to a decrease in sales of lower margin burn-in systems and pass-through products in the third quarter of fiscal 2009 compared with the same period of fiscal 2008. In addition, there was a decrease in the price of raw material in the third quarter of 2009 as some of our suppliers lowered their price as the result of heavy competition in the supplies market.  In absolute amounts, gross margin in the manufacturing segment increased by $208 to $399 for the three months ended March 31, 2009, from $191 for the three months ended March 31, 2008.

Gross margin as a percentage of revenue in the testing segment decreased by 11.6% for the three months ended March 31, 2009, from 29.6% to 18.0%, compared to the same quarter of fiscal 2008.  In terms of dollar amount, gross margin in the testing segment in the third quarter of fiscal 2009 was $335, a decrease of $840 compared to $1,175 in the same period of fiscal 2008.  The decrease in the gross margin was due primarily to a drop in the average selling price of services in the Singapore testing operations. Our customers changed their demands and specifications for burn-in hours, which resulted in a lower average unit selling price for burn-in services.  Another factor contributing to the decline in gross margin was the fact that significant portions of our operating costs are fixed in the testing segment; thus as product demands decrease and factory utilization decreases, the fixed costs are spread over the decreased output, resulting in a drop in profit margin.

Gross margin as a percentage of revenue in the distribution segment was 14.3% for the third quarter of fiscal 2009, a decrease by 23.1% from 37.4% in the third quarter of fiscal 2008.  The decrease in gross profit as a percentage of sales was due to a decrease in average sales prices in the third quarter of fiscal 2009 compared to the same period of fiscal 2008. In absolute amounts, gross margin was $7, a decrease of $36 from $43 in the same period of fiscal 2008. The gross margin in the distribution segment is not only affected by the market price of our products, but also our product mix, which changes frequently as a result of changes in market demand.

Operating Expenses

Operating expenses for the third quarters of fiscal 2009 and 2008 were as follows:
	Three Months Ended March 31,
(In Thousands, unaudited)	2009	2008
General and administrative	$1,103	$2,075
Selling	73	189
Research and development	10	7
Impairment loss	95	441
Loss on disposal of property, plant and equipment	16	11
Total	$1,297	$2,723

General and administrative expenses decreased by $972, or 46.8%, compared to the same period of fiscal 2008, from $2,075 to $1,103 for the three months ended March 31, 2009.   The decrease was attributable to a decrease in payroll expenses and a decrease in officer and executive compensation in the third quarter of fiscal 2009.  Since the third quarter of fiscal 2008 ending March 31, 2008, we undertook several cost reduction actions. We reduced our headcount by approximately 65 employees since September 30, 2008.  In the second quarter of 2009, we implemented four-day work weeks for all the employees in the Singapore operation, which reduced our employee compensation by approximately 20%. On February 27, 2008, in view of anticipated reductions in service revenue for fiscal 2008, our Chief Executive Officer, Chief Financial Officer and directors voluntarily decreased their base salary to 50% of the base salary agreed to in July 2007. As a result, our compensation for the officers and executives decreased by $99 in the third quarter of fiscal 2009.

Selling expenses decreased by $116, or 61.4%, for the three months ended March 31, 2009, from $189 to $73 compared to the same quarter of fiscal 2008, mainly due to a decrease in employee headcount and a decrease in commission expenses as a result of fewer commissionable sales in the distribution segment.

Research and development expenses were $10 compared to $7 for the third quarter of fiscal 2008. The decrease was primarily due to a decrease in full time employee headcount in the U.S. operation.

The impairment loss decreased by $346 for the three months ended March 31, 2009, from $441 to $95 compared to the same quarter of fiscal 2008.  The impairment loss of $95 in the third quarter of fiscal year 2009 was for some testing equipment in our Malaysia operation, which was beyond repairable conditions. The impairment loss for the three months ended March 31, 2008 consisted of $221 from certain advanced burn-in testing equipment in the Singapore operations as a result of the termination of the advanced burn-in testing service contract with one of our major customers. An impairment of $75 related to the burn-in testing system in our existing burn-in facilities in China due to change in demand for certain burn-in services, which in turn made certain of our existing burn-in facilities obsolete. An impairment of $57 related to the building renovations for certain testing projects due to a decrease in a customer’s order in our Shanghai operations in China. The remaining impairment of $88 related to certain testing machinery equipment in our Singapore operation due to a decrease our testing backlog and projected future sales.

Loss from Operations

Loss from operations decreased by $758 from $1,314 for the three months ended March 31, 2008 to $556 for the three months ended March 31, 2009, mainly due to an increase in gross margin and a decrease in operating expenses, as previously discussed.

Interest Expense

Interest expense for the third quarters of fiscal 2009 and 2008 were as follows:

	Three Months Ended March 31,
(In Thousands, unaudited)	2009	2008
Interest expense	$25	$93

Interest expenses decreased by $68 for the three months ended March 31, 2009, from $93 to $25, primarily due to a decrease in our loan payable and capital lease obligations. We are trying to keep our debt at a minimum in order to save financing costs. Our credit rating provides us with ready and adequate access to funds in global markets.  As of March 31, 2009, the Company had an unused line of credit of $15,089.

Other (Expenses) Income

Other (expenses) income for the third quarters of fiscal 2009 and 2008 were as follows:
	Three Months Ended March 31,
(In Thousands, unaudited)	2009	2008
Other (expenses) income	$181	$(33)

Other income increased by $214 to $181 for the three months ended March 31, 2009 from an expense of $33 in the same quarter of fiscal 2008, primarily due to an increase in rental income and currency transaction gain. Currency transaction gain increased by $206 for the three months ended March 31, 2009, from an exchange loss of $175 to an exchange gain of $31, compared to the same quarter of fiscal 2008.  This was attributable to the strengthening of the U.S. dollar against foreign currency with regard to the transactions denominated in U.S. dollars.  Rental income, which consisted mainly of space in our Malaysia operation and investments in property in our Chongqing operation rented to outside vendors, increased by $77 to $78 for the three months ended March 31, 2009 compared to $1 in the same period of fiscal 2008.

Income Tax

The net income tax benefit for the three months ended March 31, 2009 was $139, an increase of $93 compared to $46 for the three months ended March 31, 2008.  In the three months ended March 31, 2009, we reversed an income tax payable in the amount of $124 from the Singapore operation, which was provided for the potential non-deductible corporate management fee. The Company re-evaluated its potential tax exposure from prior years and noted that a certain provision was not required.

We assessed our income tax liability of $178 as of March 31, 2009 in accordance with FIN 48, which was related to the allocation of corporate management expenses to our Singapore operation in terms of Singapore tax law.  We did not see any potential benefits arising from this tax position.  Accordingly, no impact of this tax position was recognized in the statement of operations for this quarter of fiscal 2009.  We did not include any potential income tax position in federal and state income tax returns currently filed.

Minority Interest

As of March 31, 2009, we held a 55% interest in Trio-Tech Malaysia.  In the third quarter of fiscal 2009, minority interest in the net loss of subsidiaries was $99, an increase of $116, compared to a minority interest in the net income of $17 for the same quarter of fiscal 2008.  The decrease in the minority interest was attributable to an increase in the net loss generated from the Malaysia testing operation due to the negative impact of  global market conditions, which causes the weaker demand from our customers in that area.

Net loss

Net loss was $162 in the third quarter of fiscal 2009, representing a decrease of $1,249, from $1,411 during the same period of fiscal 2008.  The decrease in net loss was mainly due to an improvement in gross margin, a decrease in operating expenses, an increase in other income and income tax benefit, as previously discussed.

Loss per Share

Basic and diluted loss per share for the three months ended March 31, 2009 decreased by $0.39 to $0.05 from $0.44 per basic and diluted per share in the same quarter of the prior fiscal year.

Segment Information

The revenue, gross margin and income (loss) from each segment for the third quarter of fiscal 2009 and the third quarter of fiscal 2008, respectively, are presented below.  As the segment revenue and gross margin for each segment have been discussed in the previous section, only the comparison of income (loss) from operations is discussed below.

Manufacturing Segment

The revenue, gross margin and loss from operations for the manufacturing segment for the third quarters of fiscal 2009 and 2008 were as follows:
	Three Months Ended March 31,
(In Thousands, unaudited)	2009	2008
Revenue	$1,673	$4,367
Gross margin	23.8%	4.4%
(Loss) from operations	$(112)	$(884)

Loss from the manufacturing segment was $112, a decrease of $772 for the three months ended March 31, 2009 from $884 in the same quarter of fiscal 2008.  The decrease in operating loss was attributable to an increase in gross margin of $208 and a decrease in operating expenses of $564.  Operating expenses for the manufacturing segment were $511 and $1,075 for the three months ended March 31, 2009 and 2008, respectively.  The decrease in operating expenses was mainly from the decrease in payroll related expenses as a result of a decrease in employee headcount and our cost cutting actions, as previously discussed.

Testing Segment

The revenue, gross margin and loss from operations for the testing segment for the third quarters of fiscal 2009 and 2008 were as follows:
	Three Months Ended March 31,
(In Thousands, unaudited)	2009	2008
Revenue	$1,856	$3,973
Gross margin	18.0%	29.6%
(Loss) from operations	$(516)	$(553)

Loss from operations in the testing segment in the third quarter of fiscal 2009 was $516, a decrease of $37, compared to $553 in the same period of fiscal 2008.  The decrease in operating loss was attributable to a decrease in operating expenses of $877, which was offset by a decrease in gross profit of $840. The decrease in operating expenses was mainly due to a decrease of $346 in impairment loss in the third quarter of fiscal 2009 from $441 in the same period of fiscal 2008. In addition, there was a decrease in payroll related expenses as a result of a decrease in employee headcount and our cost cutting actions, as previously discussed.

Distribution Segment

The revenue, gross margin and loss from operations for the distribution segment for the third quarters of fiscal 2009 and 2008 were as follows:
	Three Months Ended March 31,
(In Thousands, unaudited)	2008	2008
Revenue	$49	$115
Gross margin	14.3%	37.4%
(Loss) from operations	$(6)	$(69)

Loss from operations in the distribution segment decreased by $63 to $6 for the three months ended March 31, 2009, compared to $69 in the same period of fiscal 2008. The decrease in operating loss was mainly due to a decrease in operating expenses of $99, which was offset by a decrease in gross profit of $36. The decrease in operating expenses was mainly due to a decrease in commission expenses incurred in the third quarter of fiscal 2009 as the result of a decrease in commissionable sales.

Corporate

The income from operations for corporate for the third quarters of fiscal 2009 and 2008 were as follows:

	Three Months Ended March 31,
(In Thousands, unaudited)	2009	2008
Income from operations	$78	$192

Corporate operating income decreased by $114 to $78 for the three months ended March 31, 2009, compared to $192 in the same period of fiscal 2008. The decrease in corporate income was mainly attributable to a decrease in corporate management fee, which is based on the percentage of revenue imposed on all the subsidiaries.

Comparison of the Nine Months Ended March 31, 2009 and 2008

The following table sets forth certain consolidated statements of (loss) income data as a percentage of net sales for the nine months ended March 31, 2009 and 2008, respectively:
	Nine Months Ended March 31,
	2009	2008
Net Sales	100%	100%
Cost of sales	78.1%	77.1%
Gross Margin	21.9%	22.9%

Operating Expenses
General and administrative	28.9%	18.4%
Selling	1.8%	1.4%
Research and development	0.2%	0.1%
Impairment loss	4.0%	1.3%
Loss on disposal of property, plant and equipment	(0.9)%	0.1%
Total operating expenses	34.0%	21.3%

Income (loss) from Operations	(12.1)%	1.6%

Overall Gross Margin

Overall gross margin as a percentage of revenue decreased by 1.0% to 21.9% for the nine months ended March 31, 2009, from 22.9% for the same period of fiscal 2008. The decrease in the overall gross margin was due primarily to the decrease in the gross margin in the testing segments and distribution segment. However, this was partially offset by an increase in gross margin in the manufacturing segment. In terms of dollar value, the overall gross margin decreased by $4,282, or 56.0%, for the nine months ended March 31, 2009, from $7,646 to $3,364 compared to the same period of fiscal 2008, as a result of a decrease in revenue and a decrease in gross margin percentage.

Gross profit margin as a percentage of revenue in the manufacturing segment increased by 5.6% for the nine months ended March 31, 2009 compared to the same period of fiscal 2008, from 13.3% to 18.9%.  In absolute amounts, gross profit was $1,416, a decrease of $958, or 40.4%, for the nine months ended March 31, 2009, from $2,374 in the same period of fiscal 2008. The decrease in absolute gross margin was due to a decrease in sales of lower margin burn-in systems and pass-through products in the nine months ended March 31, 2009 compared with the same period of fiscal 2008. In addition, there was a decrease in the price of raw material as some of our suppliers lowered their price as the result of heavy competition in the supplies market.

Gross profit margin in the testing segment decreased by 9.5% for the nine months ended March 31, 2009 compared to the same period of the prior year, from 34.1% to 24.6%. In absolute amount, gross profits in the testing segment were $1,889, reflecting a decrease of $3,282, or 63.5%, for the nine months ended March 31, 2009, from $5,171 in the same period of fiscal 2008. The decrease in the gross margin was primarily due to the decrease in sales volume. A significant portions of our operating costs are fixed in the testing segment; thus as product demands decrease and factory utilization decreases, the fixed costs are spread over the decreased output, resulting in a decrease in gross margin.

Gross profit margin as a percentage of revenue in the distribution segment decreased by 2.1%, from 29.5% for the nine months ended March 31, 2008 to 27.4% in the same period this fiscal year. The decrease in gross profit as a percentage of sales was due to a decrease in average sales prices in the third quarter of fiscal 2009 compared to the same period of fiscal 2008. In absolute amount, gross profits decreased by $42, or 41.6%, to $59 for the nine months ended March 31, 2009 from $101 for the nine months ended March 31, 2008, due to a drop in sales volume as previously discussed.

Operating Expenses

The following table presents the operating expenses for the nine months ended March 31, 2009 and 2008, respectively:

	Nine Months Ended March 31,
(In Thousands, unaudited)	2009	2008
General and administrative	$4,442	$6,144
Selling	279	466
Research and development	30	45
Impairment loss	615	457
Loss on disposal of property, plant and equipment	(138)	11
Total	$5,228	$7,123

General and administrative expenses decreased by $1,702, or 27.7%, from $6,144 to $4,442 for the nine months ended March 31, 2009, compared to the same period of fiscal 2008. The decrease was primarily attributable to a decrease in payroll expenses and a decrease in officer and executive compensation in the nine months ended March 31, 2009. Since the third quarter of fiscal 2008 ending March 31, 2009, we undertook several cost reduction actions. We reduced our headcount by approximately 65 employees since September 30, 2008. In the second quarter of fiscal 2009, we implemented four-day work weeks for all the employees in the Singapore operation, which reduced our employee compensation by approximately 25%. On February 27, 2008, in view of anticipated reductions in service revenue for fiscal 2008, our Chief Executive Officer, Chief Financial Officer and directors voluntarily decreased their base salary to 50% of the base salary agreed to in July 2007. As a result, our compensation for the officers and executives decreased by $366 during the nine months ended March 31, 2009. In addition, in the second quarter of fiscal 2009, we reversed a portion of our bonus payable in the Singapore operations as a result of a change in our estimate, as discussed in Note 1 to the unaudited financial statements included in this Form 10-Q.

Selling expenses decreased by $187, or 40.1%, for the nine months ended March 31, 2009, from $466 to $279, compared to the same period of fiscal year 2008. This was mainly due to a decrease in commission expenses as a result of fewer commissionable sales in the distribution segment.

Research and development costs decreased by $15 from $45 in the nine months ended March 31, 2008 to $30 in same period of 2008 due primarily to a decrease in full time employee headcount in the U.S. operation.

The impairment loss increased by $158 for the nine months ended March 31, 2009, from $457 to $615, compared to the same period of fiscal 2008. The impairment loss of $615 consisted of a loss of $224 for certain testing equipment located in our Suzhou operation, $296 was for all the fixed assets located in our Shanghai operation in China, and the remaining $95 was for some obsolete testing equipment in our Malaysia operation. We believe that due to the change in demand for certain burn-in testing services and the negative impact of the international economic financial crisis and the semiconductor industry recession, our existing burn-in testing facilities in Shanghai operation became obsolete. There was little business activity in Shanghai operation during the nine months ended March 31, 2009, and there were also no secured orders or backlogs for subsequent periods.  Therefore, as we expect no future cash flows from these assets based on our best estimate, the carrying value of these assets was written down to zero and the impairment loss was recorded.  Business in the Suzhou operation began to slow down in the fourth quarter of fiscal 2008 and suffered losses in the last four quarters. The Suzhou operation is currently only providing line support, maintenance and training service for one customer.  Based on our best estimate, there will be no future cash flows from certain identified testing equipment utilized in the Suzhou operation. Therefore, the carrying value of such assets was written down to zero and an impairment loss was recorded. Some testing equipment in our Malaysia operation was beyond repairable conditions and hence was fully impaired as no future cash flows will be generated.

The impairment loss for the nine months ended March 31, 2008 was $457. Of this loss, $11 was related to the disposal of certain fixed asset in our Suzhou operation in China in the second quarter of fiscal 2007. $5 was related to the asset held for sale in Malaysia.  $221 was related to some advanced burn-in testing equipments as the result of the termination of the advance burn-in testing service contract with one of our major customers, and $75 was related to the burn-in board testing system in our Shanghai operation in China due to change in demand for certain burn-in testing services, which in turn made certain of our existing burn-in facilities obsolete. Additionally, $57 of the impairment loss was related to the building renovations for some testing projects due to a decrease in the customer’s order in our Shanghai operation in China, and the remaining impairment loss of $88 was related to some machinery and equipment in our Singapore operation due to a decrease in customer’s backlog and projected future sales.

Income / (Loss) from Operations

Loss from operations increased by $2,387 to $1,864 for the nine months ended March 31, 2009, from an income of $523 for the same period of fiscal year 2008. The fiscal 2009 decrease in income from operations was due to a decrease in absolute gross margin of $4,282, which was offset partially by a decrease in operating expense of $1,895.

Interest Expense

The following table presents the interest expenses for the nine months ended March 31, 2009 and 2008, respectively:

	Nine Months Ended March 31,
(In Thousands, unaudited)	2009	2008
Interest expense	$129	$257

Interest expenses decreased by $128 during the nine months ended March 31, 2009, from $257 to $129 compared to the same period of fiscal 2008, primarily due to a decrease in our loan payable and capital lease obligations. We are trying to keep our debt at a minimum in order to save financing costs. Our credit rating provides us with ready and adequate access to funds in global markets.  As of March 31, 2009, the Company had an unused line of credit of $15,089.

Other Income (expenses)

The following table presents the other income (expenses) for the nine months ended March 31, 2009 and 2008, respectively:

	Nine Months Ended March 31,
(In Thousands, unaudited)	2009	2008
Other (expenses) income	$751	$(224)

Other income increased by $975 to $751 for the nine months ended March 31, 2009, from expenses of $224 in the same period of the prior year, primarily due to an increase in rental income, currency transaction gain and investment income.  Currency transaction gain increased by $789 for the nine months ended March 31, 2009, from an exchange loss of $505 to an exchange gain of $284, compared to the same period of fiscal 2008.  This was attributable to the strengthening of the U.S. dollar against foreign currency with regard to the transactions denominated in U.S. dollars.  Rental income, which consisted mainly of space in the Malaysia operation and investment property purchased in the Chongqing operation rented to outside vendors, increased by $148 to $204 for the nine months ended March 31, 2009 compared to $56 in the same period of fiscal 2008. In the second quarter of fiscal 2009, we also recorded investment income of $192 relating to the investment in the No. B48 lot in the BeiPei District in Chongqing, China and penalty income of $19 for the delay in the payment of the return of investment from JiaSheng. This investment income and penalty income was used to offset the purchase amount of the commercial property and residential property that the Company purchased from JiaSheng on October 23, 2008.

Income Tax

Income tax benefits for the nine months ended March 31, 2009 was $103, an increase of $371 compared to an income tax provision of $268 for the same period of fiscal 2008. The increase in income tax benefits was mainly due to a higher income tax benefit for the increased loss generated from our Singapore operations in the nine months ended March 31, 2009.

We assessed our income tax liability of $178 as of March 31, 2009 in accordance with FIN48, which is related to the allocation of corporate management expenses to our Singapore operation in terms of Singapore tax law.  We did not see any potential benefits arising from this tax position.  Accordingly, no impact of this tax position was recognized in the statement of operations for the nine months ended March 31, 2009.  We did not include any potential income tax position in federal and state income tax returns currently filed.

Minority Interest

As of March 31, 2009, we held a 55% interest in Trio-Tech Malaysia.  The minority interest for the nine months ended March 31, 2009 in the net income of subsidiaries was $168, a decrease of $101 compared to $269 for the same period of the prior year. The decrease in the minority interest was attributable to a decrease in the net income generated from the Malaysia testing operation due to the negative impact of global market conditions, which we believe caused the weaker demand from our customers in Malaysia.

Net Loss

Net loss for the nine months ended March 31, 2009 was $1,307, an increase of $812, compared to $495 in the same period of fiscal 2008. The increase in net loss was mainly due to a decrease in revenue, a decrease in gross margin percentage, which was offset by a decrease in operating expenses, interest expense, and an increase in other income and income tax benefits, as previously discussed.

Loss per Share

Basic and diluted loss per share for the nine months ended March 31, 2009 increased by $0.26 to $0.41 from basic and diluted loss of $0.15 per share in the same period of the prior year.

Segment Information

The revenue, gross margin and income (loss) from each segment for the nine months ended March 31, 2009 and 2008 are presented below. As the segment revenue and gross margin for each segment have been discussed in the previous section, only the comparison of income (loss) from operations is discussed below.

Manufacturing Segment

The following table presents the revenue, gross margin and (loss) income from operations for the manufacturing segment for the nine months ended March 31, 2009 and 2008, respectively:
	Nine Months Ended March 31,
(In Thousands, unaudited)	2009	2008
Revenue	$7,473	$17,848
Gross margin	18.9%	13.3%
Loss from operations	$(698)	$(92)

Loss from operations in the manufacturing segment increased by $606 to $698 for the nine months ended March 31, 2009 from $92 in the same period of fiscal 2008.  The increased loss was attributable to a decrease of $958 in absolute gross margin, which was offset by a decrease of $352 in operating expenses. Operating expenses for the manufacturing segment were $2,114 and $2,466 for the nine months ended March 31, 2009 and 2008, respectively. The decrease in operating expenses was mainly from the decrease in payroll related expenses as a result of a decrease in employee headcount and our cost cutting actions, as previously discussed.

Testing Segment

The following table presents the revenue, gross margin and income / (loss) from operations for the testing segment for the nine months ended March 31, 2009 and 2008, respectively:
	Nine Months Ended March 31,
(In Thousands, unaudited)	2009	2008
Revenue	$7,682	$15,186
Gross margin	24.6%	34.1%
Income(loss) from operations	$(1,327)	$1,110

Loss from the testing segment increased by $2,437, or 219.5%, to $1,327 for the nine months ended March 31, 2009 from an income of $1,110 in the same period fiscal 2008.  The increase in operating loss was attributable to a decrease in gross profits of $3,282, which was offset by a decrease in operating expenses of $845. Operating expenses were $3,216 and $4,061 for the nine months ended March 31, 2009 and 2008, respectively. The decrease in operating expenses was mainly due to a decrease in payroll related expenses as a result of a decrease in employee headcount and our cost cutting actions, as previously discussed. This decrease was offset by an increase in impairment loss of $248.

Distribution Segment

The following table presents the revenue, gross margin and income (loss) from operations for the distribution segment for the nine months ended March 31, 2009 and 2009, respectively:
	Nine Months Ended March 31,
(In Thousands, unaudited)	2009	2008
Revenue	$215	$342
Gross margin	27.4%	29.5%
Income (loss) from operations	$31	$(152)

Income from the distribution segment increased by $183 to $31 for the nine months ended March 31, 2009 from an operating loss of $152 in the same period of fiscal 2008. The increase in operating income was attributable to a decrease in operating expenses of $225, but offset by a decrease in absolute gross margin of $42. This decrease in operating expenses was mainly due to lower commission expenses due to a drop in commissionable sales. Operating expenses were $28 and $253 for the nine months ended March 31, 2009 and 2008, respectively.

Corporate

The following table presents the (loss) income from operations for Corporate for the nine months ended March 31, 2008 and 2007, respectively:
	Nine Months Ended March 31,
(In Thousands, unaudited)	2009	2008
Income (Loss) from operations	$130	$(343)

Corporate operating income increased by $473 for the nine months ended March 31, 2009, from an operating loss of $343 in the same period of fiscal 2008 to an operating income of $130 this fiscal year.  The increase was mainly due to a decrease of $89 in stock options expenses, and a decrease in officers and executive compensation. On February 27, 2008, in view of anticipated reductions in service revenue for fiscal 2008, our Chief Executive Officer, Chief Financial Officer and directors voluntarily decreased their base salary to 50% of the base salary agreed to in July 2007. As a result, our compensation for officers and executives decreased by $366 during the nine months ended March 31, 2009.

Financial Condition

During the nine months ended March 31, 2009, total assets decreased by $6,922, or 19.9%, from $34,759 at June 30, 2008 to $27,837 at March 31, 3009.  The majority of the decrease was in short-term deposits, accounts receivables, inventory and property, plant and equipment, but offset by an increase in investment in China and other assets.

At March 31, 2009, total cash and short-term deposits were $12,022, a decrease of $2,324 from the sum of those two balances at June 30, 2008.  The decrease in cash was mainly due to an increase in net loss of $812 in the nine months ended March 31, 2009 and a decrease in the net borrowings from bank loans.

At March 31, 2009, accounts receivables balance decreased by $2,201 from the balance at June 30, 2008 due primarily to a decrease in sales in the nine months ended March 31, 2009.  The rate of turnover of accounts receivables was 20 days at the end of the third quarter of fiscal 2009, compared with 66 days at fiscal year-end 2008.  The improvement in the accounts receivable turnover rate was primarily due to improvements in collection at the Singapore operation.

Inventory at March 31, 2008 was $1,325 a decrease of $1,124, or 45.9%, compared to $2,449 at June 30, 2008.  The decrease in inventory was mainly due to a decrease in the purchases of inventory as a result of a slowdown in the manufacturing segment.  The turnover of inventory was the same at the end of the third quarter of fiscal 2009 compared with fiscal year-end 2008, which was 21 days.

Prepaid expenses and other current assets at March 31, 2009 were $496, a decrease of $438 from those balances at June 30, 2008. Such decrease was primarily due to decreased prepayments to suppliers in the Singapore and Malaysia operations during the ordinary course of business.

Investments in China increased by $748 from $2,267 at June 30, 2008 to $3,015 at March 31, 2009.  This is due to the purchase of four units of commercial property and two units of residential property from JiaSheng as previously discussed.  The total purchase price was RMB 7,042, approximately $1,030 based on the exchange rate as of March 31, 2009 published by the Federal Reserve System.  The Company paid RMB 3,612 in cash, or $529, from internally generated funds of the Company and the remaining balance due for the purchase price was offset from investment returns from JiaSheng as noted in Note 9 to the unaudited financial statements included in this Form 10-Q.

Property, plant and equipment decreased by $1,783 from $8,136 at June 30, 2008 to $6,353 at March 31, 2009, due to the write down of certain fixed assets in the China operations in the second quarter of fiscal 2009 and depreciation of the Company’s fixed assets in the ordinary course of business. Capital expenditures were $1,116 in the nine months ended March 31, 2009 compared with $2,507 for the same period of fiscal 2008. The decrease in capital expenditures was mainly due to a decrease in our investment activity during the difficult economic climate.

Depreciation and amortization was $1,632 for the nine months ended March 31, 2009, compared with $2,262 for the same period of fiscal 2008.  The decrease in depreciation expenses was mainly due to the write-off of certain fixed assets in the Singapore and China operations in the fourth quarters of fiscal year 2008 as a result of the termination of a testing service contract with one of our major customers and change in customers’ demand for certain burn-in testing services, thus reducing our depreciation related to those assets.

Other assets were $1,100 at March 31, 2009, an increase of $287 from that balance at June 30, 2008.  The increase in other assets was primarily due to an increase of $295 for a down payment on certain fixed assets in the Singapore operation, but was offset by a decrease of $8 for the down payment for the deposits of rent and utilities in our China operation.

As of March 31 2009, the outstanding loans payable was $1,742, with interest rates ranging from 5.25% to 5.51% per annum. These loans mature from April 2009 to August 2010. These loans are collateralized by fixed deposits or by a corporate guarantee.

Liquidity Comparison

Net cash provided by operating activities decreased by $266 to $1,155 for the nine months ended March 31, 2009 from $1,421in the same period of fiscal 2008.  The decrease in net cash provided by operating activities was due to an increase of $812 in net loss from $495 to $1,307 during the nine months ended March 31, 2009 as compared to the same period of the prior year and a decrease of $1,151 in net impact from non-cash items, which are included in computing the net income on an accrual basis, but does not affect the inflow or outflow of cash. This decrease was offset by an increase of $1,697 from change in balance sheet items.

Net cash provided by investing activities increased by $6,879 to $1,047 for the nine months ended March 31, 2009 from net cash used by investing activities of $5,832 for the same period of fiscal 2008.  During the nine months ended March 31, 2008, we invested $2, 931 in Chongqing, China to jointly develop a piece of property with 24.91 acres with JiaSheng Property Development Co. Ltd. We also invested $792 to purchase an office space of 827.2 square meters on the 35th floor of a 40 story high office building located in Chongqing, China. In the same period of fiscal 2009, we purchased four units of commercial property and two units of residential property from JiaSheng at the purchase price of $1,030.  The Company made a cash down payment of 10% in the amount of $103 in October 2008 and paid $426 in cash in November 2008, using internally generated funds of the Company. The remaining balance was offset by the return of investment from JiaSheng on another property in which we were invested as discussed in Note 9 to the unaudited financial statements included in this Form 10-Q.  As of March 31, 2009 the Company paid cash in the amount of $529, and offset amounts of $290 as the return of investment principal, $192 as investment income and $19 as the penalties charged for this new commercial and residential property totaling $1,030. During the nine months ended March 31, 2009 there was an increase in net proceeds of $2,914 from short term deposits and an increase of $163 in the proceeds from the sale of property, plant and equipment. Capital expenditures in cash also decreased by $1,400 in the nine months ended March 31, 2009 compared with the same period of fiscal 2008 due to a decrease in capital expenditures caused from less customer demand.

Net cash used by financing activities in the nine months ended March 31, 2009 was $1,082, representing an increase of $3,283 compared to the net cash provided by financing activities of $2,201 during the same period of fiscal 2008.  The net cash outflow was due mainly to a decrease of $3,837 from the proceeds from long-term bank loans compared with the same period of last fiscal year.

We believe we have the necessary financial resources to meet our projected cash requirements for at least the next twelve months.

As the Company suffered a loss in the nine months ended March 31, 2009, the Singapore operations did not fulfill one of their loan covenants, which requires the Company to maintain debt to EBITDA ratio of no more than 2.5 times at all times during the term of the loan.  As a result, the Company has reclassified all long term debt as current portion in the liabilities.  The management has communicated to the bank and requested a waiver of this particular covenant.  As of the filing date of this Form 10-Q, the bank is still in the process of reviewing the Company’s request.

Corporate Guarantee Arrangement

The Company provides a corporate guarantee of approximately $1,646 to one of its subsidiaries in Southeast Asia to secure line-of-credit and term loans from a bank to finance the operations of such subsidiary. With the strong financial position of the subsidiary company, the Company believes this corporate guarantee arrangement will have no material impact on its liquidity or capital resources.

On January 8, 2009, Trio-Tech (Malaysia) Sdn. Bhd. entered into a Sales and Purchase Agreement with TS Matrix Properties Sdn. Bhd. (“TSM”) whereby the Company agreed to purchase from TSM real property totaling 7,312 square meters in Selangor Darul Ehsan, Malaysia. The total cash purchase price to be paid by the Company under the Sales and Purchase Agreement is RM 12,450 (Malaysian ringgit), or approximately $3,608.  Pursuant to the Sales and Purchase Agreement, the Company paid TSM a 10% down payment of RM 1,245 or approximately $361 through internally generated funds.  The consummation of the transaction contemplated by the Sale and Purchase Agreement is subject to the satisfaction of certain conditions.  The balance of the purchase price is expected to be paid upon completion of certain conditions through internally generated funds and a bank loan of RM 9,625 or approximately $2,790. The Company is still in the process of securing a bank loan from a local bank in Malaysia.

In April 2009, Trio-Tech International Pte., Ltd. set up a new entity, SHI International Pte Ltd. ("SHI"), in which Trio-Tech International Pte., Ltd. holds 55% of the ownership interest. On April 07, 2009,  SHI entered into a Share Purchase Agreement, pursuant to which SHI has agreed to acquire from Erni Susanto Susi, Dwi Kartikarini and PT SAS Internasional shares of PT SAS Heavy Industry ("SASHI") for an aggregate cash purchase price of $10 and a goodwill obligation of $100. The shares of SASHI to be acquired by SHI pursuant to the Share Purchase Agreement represent approximately 95% of the outstanding shares of SASHI. The consummation of such purchase and sale is subject to the satisfaction of certain conditions.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2009, the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective at a reasonable level.

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
      Dated: May 14, 2009