Form 10-K
period 2009-06-30
TRIO TECH INTERNATIONAL
filed 2009-10-02
CIK 732026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in a definitive proxy statement or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):  Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer (Do not check if a smaller reporting company)☐  Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  ☐Yes   ☑No

The aggregate market value of voting stock held by non-affiliates of Registrant, based upon the closing price of $1.76 for shares of the registrant’s Common Stock on December 31, 2008, the last business day of the registrant’s most recently completed second fiscal quarter as reported by the AMEX, was approximately $3.6 million. In calculating such aggregate market value, shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock (including shares with respect to which a holder has the right to acquire beneficial ownership within 60 days) were excluded because such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock outstanding as of September 28, 2009 was 3,227,430.

Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference information from Registrant’s Proxy Statement for its 2009 Annual Meeting of Shareholders to be filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K.

TRIO-TECH INTERNATIONAL
INDEX

-i-

TRIO-TECH INTERNATIONAL

PART I

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

The discussions of Trio-Tech International’s (the “Company”) business and activities set forth in this Form 10-K and in other past and future reports and announcements by the Company may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and assumptions regarding future activities and results of operations of the Company.  In light of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the following factors, among others, could cause actual results to differ materially from those reflected in any forward-looking statements made by or on behalf of the Company: market acceptance of Company products and services; changing business conditions or technologies and volatility in the semiconductor industry, which could affect demand for the Company’s products and services; the impact of competition; problems with technology; product development schedules; delivery schedules; changes in military or commercial testing specifications which could affect the market for the Company’s products and services; difficulties in profitably integrating acquired businesses, if any, into the Company; risks associated with conducting business internationally and especially in Southeast Asia, including currency fluctuations and devaluation, currency restrictions, local laws and restrictions and possible social, political and economic instability; changes in U.S. and global financial and equity markets, including market disruptions and significant interest rate fluctuations; and other economic, financial and regulatory factors beyond the Company’s control. We believe customers have tightened and will continue to tighten their spending, resulting in a decline in the demand for electronic products and semiconductor equipment. See the discussions elsewhere in this Form 10-K, including under the heading “Certain Risks That May Affect Our Future Results,” for more information. In some cases, you can identify forward-looking statements by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” “believes,” “can impact,” “continue,” or the negative thereof or other comparable terminology.

Unless otherwise required by law, we undertake no obligation to update forward-looking statements to reflect subsequent events, changed circumstances, or the occurrence of unanticipated events. Important factors that could cause or contribute to such material differences include those discussed in “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K and Form 10-Q. You are cautioned not to place undue reliance on such forward-looking statements.

ITEM 1 – BUSINESS (IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE AMOUNTS)

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

With more than 51 years dedicated to the semiconductor and related industries, we have applied our expertise to our global customer base in test services, design, engineering, manufacturing, and distribution.

Subsequent Events

In April 2009, Trio-Tech International Pte., Ltd. set up a new entity, SHI International Pte., Ltd. ("SHI"), in which Trio-Tech International Pte., Ltd. holds 55% of the ownership interest. On April 7, 2009, SHI entered into a Share Purchase Agreement, pursuant to which SHI has agreed to acquire from Erni Susanto Susi, Dwi Kartikarini and PT SAS International’s shares of PT SAS Heavy Industry ("SASHI") for an aggregate cash purchase price of $10, and a goodwill of $100. In August 2009 relevant Indonesian Government authorities approved the change of shareholders and hence PT SAS Indonesia is considered acquired 95% by SHI International Pte., Ltd. SASHI engages in business in the oil and gas industries by providing integrated engineering, manufacturing and  fabrication services for customers in the oil and gas industries. These include products such as heat transfer equipment, pressure vessels, skid packages, onshore and offshore modules and structures, floating cranes and barges, and steel structures for industrial plants.

In August 2009, Trio-Tech (Malaysia) Sdn. Bhd. (“TTM”), a 55% owned subsidiary of Trio-Tech International Pte., Ltd., purchased a building for a value of RM 12,450 (Malaysian ringgit) or approximately $3,534 (U.S. dollars), for its testing operations. Prior to this purchase, this property was under lease rental by the Company. On August 24, 2008, TTM obtained a long-term loan of RM 9,625, or approximately $2,733, offered by a financial institution in Malaysia. This non-revolving long-term loan has a term of fifteen years from the first draw down.  The financial institution offered an interest rate at the financial institution’s prime rate plus 1.5% per annum or a fixed rate of 7.12% per annum in the first five years and the financial institution’s prime rate plus 1.5% per annum thereafter.  The Company decided to opt for the bank’s prime rate plus 1.5% per annum, interest rate was 4.05% in August 2009 and the loan was disbursed on August 10, 2009.

Future Plans

We plan to expand our market share in the semiconductor industry.  In 2009, our Malaysia subsidiary acquired the leased property in Malaysia to assure the prospects of long term support for our customers in Malaysia. Our Suzhou operation is in the process from a production based operation to an engineering service based operation. We also intend to continue to explore new business opportunities to offset the lost testing revenue due to the loss of a contract with one of our major customers. Our new subsidiary, SHI International Pte., Ltd. ("SHI"), in which Trio-Tech International Pte., Ltd. holds 55% of the ownership interest, engages in the oil and gas industries, which we believe will aid in the diversification of our products and services, with the aim of decreasing our risk associated with the involvement in a single industry.

General

Trio-Tech International primarily provides third-party semiconductor testing and burn-in services primarily through its laboratories in Southeast Asia.  We also design, manufacture and market equipment and systems to be used in the process of testing semiconductors at our facilities in California and Southeast Asia, and distribute semiconductor processing and testing equipment manufactured by other vendors.

In April 2009, Trio-Tech International Pte., Ltd. set up a new entity, SHI, in which Trio-Tech International Pte., Ltd. holds 55% of the ownership interest. On April 7, 2009, SHI entered into a Share Purchase Agreement, pursuant to which SHI acquired from Erni Susanto Susi, Dwi Kartikarini and PT SAS International shares of PT SAS Heavy Industry ("SASHI") for an aggregate cash purchase price of $110. The shares of SASHI acquired by SHI pursuant to the Share Purchase Agreement represent approximately 95% of the outstanding shares of SASHI. SASHI engages in engineering and fabrication work for oil and gas companies.

We have historically operated in three segments: Testing Services, Manufacturing and Distribution. In June 2007, Trio-Tech International Pte., Ltd. established a subsidiary in Chongqing, China,   As our investment in the real estate business in Chongqing, China meets the definition and exceeds more than 10% of our combined assets of all operating segments in fiscal 2009, we reported our investment in China as a separate Real Estate Segment, to be in compliance with and in accordance to the Statement of Financial Accounting Standards No. 131  Disclosures about Segments of an Enterprise and Related Information. The financial information on the measurement of profit or loss and total assets for the four segments, as well as geographic area information, can be found under management’s discussion and analysis of results of operations and financial conditions, as well as in the financial statements included in this report.  Our working capital requirements are covered under management’s discussion and analysis of business outlook, liquidity and capital resources.

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

The investment income generated by Trio-Tech (Chongqing) Co., Ltd. (“TTCQ”) in fiscal year 2009 and 2008 was classified as part of revenue in the Consolidated Statements of Operations and Comprehensive Income for the years ended June 30, 2009 and 2008.

On January 8, 2009, TTM, a 55% owned subsidiary of Trio-Tech International Pte., Ltd. (which in turn is a wholly-owned subsidiary of the Registrant), entered into a Sales and Purchase Agreement with TS Matrix Properties Sdn. Bhd. (“TSM”) whereby TTM agreed to purchase from TSM real property totaling 7,312 square meters in Selangor Darul Ehsan, Malaysia, the address for which is Lot 11A, Jalan SS 8/2, Sg. Way Industrial Zone, 47300 Petaling Jaya, Selangor Darul Ehsan.  Prior to this purchase, this property was under lease rental by the Company for its testing operations.

The total cash purchase price to be paid by TTM under the Sales and Purchase Agreement is RM 12,450 (Malaysian ringgit) or approximately $3,534 (U.S. dollars). Pursuant to the Sales and Purchase Agreement, TTM paid TSM a 10% down payment of RM 1,245, or approximately $350 (U.S. dollars) through internally generated funds.  The consummation of the transaction contemplated by the Sale and Purchase Agreement is subject to the satisfaction of certain conditions.  The balance of the purchase price has been paid.

All dollar amounts above are based on the exchange rate as of June 30, 2009, published by the Monetary Authority of Singapore.  The foregoing contains certain forward-looking statements which are based on current expectations and assumptions that are subject to risks and uncertainties.  Actual results could differ materially because of various factors, including without limitation changes in the exchange rate between Malaysian ringgit and United States dollars.

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

2009
Trio-Tech Singapore, Trio-Tech Malaysia, Trio-Tech (Suzhou) and Trio-Tech (Bangkok) were re-certified to ISO 9001-2008 standards.
Trio-Tech Singapore established a subsidiary,  SHI International Pte., Ltd. in Singapore.

Background

Global economic conditions worsened over the course of the year, but are anticipated to improve in the coming years. With the global slowdown the demand for electronic and related equipment decreased affecting the semiconductor and ancillary industries. Semiconductor industries are usually highly cyclical, hence the support industries also follow trend.

According to the projections of the Semiconductor Industry Association (SIA) the sales of semi-conductors will begin to rebound in 2010, with year on year growth of 6.5% to $208.3 billion, followed by 6.5% growth. The 2008 chip market was the fourth successive year of single digit growth. The Semiconductor Industry Association reported in its annual mid-year forecast that projected worldwide sales of semi-conductor are $195.6 billion in 2009, which is a decline of 21.3% from $248.6 billion in 2008.

The Wall Street Transcript has in September 2009 published its Semiconductor Equipment and Software Report. In the report, the experts forecast that “semiconductor stocks should see greater upside as businesses start upgrading hardware for Windows 7.”

Testing Services

We own and operate facilities that provide testing services for semiconductor products to ensure that these products meet certain requirements imposed for military, aerospace, industrial and commercial applications.  Testing services represented approximately 49% and 45% of net sales for the fiscal years ended June 30, 2009 and 2008, respectively. The net sales in the testing segment decreased by $8,414 to $9,758 for the year ended June 30, 2009 as the result of the significant drop in orders from one of our major customers.

We use our own proprietary equipment for certain burn-in, centrifugal and leak tests, and commercially available equipment for various other environmental tests. We conduct the majority of our testing operations in Southeast Asia with facilities in Singapore, Malaysia, Thailand and China.  Most of the facilities in Southeast Asia are either ISO9001 or ISO14001 certified.  In 2008, one of our testing operations was awarded ISO/ICE 17025: 2005 accreditation under SAC-SINGLAS (Singapore Accreditation Council-Singapore Laboratory Accreditation Scheme) for the fields of Calibration and Measurement. In 2009, Trio-Tech International Pte., Ltd., Trio-Tech Malaysia, Trio-Tech (Suzhou) and Trio-Tech (Bangkok) were re-certified to ISO 9001-2008 standards.

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

Manufacturing Products

We design, develop, manufacture and market equipment for the manufacturing and testing of semiconductor wafers, devices and other electronic components.  Revenue from the sale of products manufactured by the Company represented approximately 48% and 54% of net sales for the fiscal years ended June 30, 2009 and 2008, respectively.

Front-End Products

Artic Temperature Controlled Wafer Chucks

Artic Temperature Controlled Chucks are used for test, characterization and failure analysis of semiconductor wafers and such other components at accurately controlled cold and hot temperatures.  Several models are available with temperatures ranging from -65°C to +400°C and in diameters from 4 to 12 inches.  The finished wafer is put through a series of tests using the Artic Temperature Controlled Chuck in which each separate integrated device on the wafer is tested at accurately controlled temperatures for functionality.  After testing, the wafer is "diced" or cut up, and each die is then placed into packaging material, usually plastic or ceramic, with lead wires to permit mounting onto printed circuit boards.  These systems provide excellent performance to meet the most demanding customer applications.  Several unique mechanical design features, for which patents have been granted, provide excellent mechanical stability under high probing forces and across temperature ranges.

Wet Process Stations

Wet Process Stations are used for cleaning, rinsing and drying semiconductor wafers, flat panel displays magnetic disks, and other microelectronic substrates.  After the etching or deposition of integrated circuits, wafers are typically sent through a series of 100 to 300 additional processing steps.  At many of these processing steps, the wafer is washed and dried using Wet Process Stations.  This product line includes manual, semi-automated and automated Wet Process Stations, and features radial and linear robots, state-of-the-art PC touch-screen controllers and sophisticated scheduling and control software.  The Wet Process Station is currently manufactured in Singapore.

Back-End Products

Autoclaves and HAST (Highly Accelerated Stress Test) Equipment

We manufacture a range of autoclaves and HAST systems and specialized test fixtures.  Autoclaves provide pressurized, saturated vapor (100% relative humidity) test environments for fast and easy monitoring of integrated circuit manufacturing processes.  HAST equipment, which provide a pressurized high temperature environment with variable humidity, are used to determine the moisture resistance of plastic encapsulated devices.  HAST provides a fast and cost-effective alternative to conventional non-pressurized temperature and humidity testing.

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

Distribution Activities

The Company’s Singapore subsidiary continues to develop its international distribution activities in Southeast Asia.  In addition to marketing our own proprietary products, the Singapore subsidiary distributes products that complement other manufacturers based in the United States, Europe, Japan and other countries.  The products sold include environmental chambers, handlers, interface systems, vibration systems, and shaker systems, solder ability testers and other manufactured products.

Revenue from distribution activities represented approximately 1% of net sales for each of the years ended June 30, 2009 and 2008. It is the strategy of management to focus on the sales of our own manufactured products. We believe that requirements for auxiliary services such as equipment services, after-sales installation, and spare parts will be an add-on to our overall business.

Real Estate Segment

In fiscal year 2008, TTCQ invested an aggregate of $2,196 in Chongqing, China to jointly develop with JiaSheng Property Development Co., Ltd. (“JiaSheng”) a 24.91 acre parcel and to purchase an office space of 827.2 square meters in Chongqing.  In the fourth quarter of 2008, we received a return of RMB 5,750; RMB 5,000 (approximately $732) in initial investment and an additional RMB 750 (approximately $103) in profit. The Company rented office space to a third party on July 13, 2008 and in fiscal year 2009 this property generated a rental income of $65.

On October 23, 2008, TTCQ increased their investment and entered into a Memorandum Agreement with JiaSheng to purchase four units of commercial property and two units of residential property, totaling 1,391.70 square meters located in Chongqing, China. The total purchase price was RMB 7,042 (approximately $1,031).  Also on October 23, 2008, the Company entered into a lease agreement with JiaSheng for the six units purchased from JiaSheng pursuant to the Memorandum Agreement.  The lease provides for a two year term with an annual rental income of RMB 1,392, or approximately $204 based on the exchange rate as of June 30, 2009 published by the Monetary Authority of Singapore. The lease started on November 1, 2008 and generated a rental income of $137 in fiscal year 2009. In fiscal 2009, we also received a profit of $291 from the real estate that we developed with JiaSheng jointly, which was used to offset the purchase of property in fiscal year 2009.

Revenue from this segment represented approximately 2% and 0.3% of net sales for the fiscal years end June 30, 2009 and 2008, respectively.

Product Research and Development

Research and development costs recorded in our U.S. operation for fiscal 2009 amounted to $39, which was a decrease of $16 when compared to $55 in fiscal 2008. This was due to a decrease in the full time research and development engineer headcount in the U.S. operation.

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

In fiscal 2009 and 2008, sales of equipment and services to all our three largest customers (Advanced Micro Devices, Freescale Semiconductor and Infineon Technology) accounted for approximately 58% (2009) and 80% (2008), respectively, of our total net revenue.  During fiscal 2009, we had sales of $1,516 (8%), $8,577 (43%) and $1,537 (8%) to Advanced Micro Devices, Freescale Semiconductor and Infineon Technology, respectively. During fiscal 2008, we had sales of $16,760 (42%), $13,777 (34%) and $1,736 (4%) to Advanced Micro Devices, Freescale Semiconductor and Infineon Technology, respectively.  Although the three customers mentioned above are U.S. companies, the revenue generated from them was from their facilities located outside of the U.S.  The majority of our sales and services in fiscal years 2009 and 2008 were to customers outside of the United States.  See information presented in Note 22 - Business Segments of our consolidated financial statements included in this Form 10-K.

Backlog

The following table sets forth the Company's backlog at the dates indicated (amounts in thousands):

	June 30,	June 30,
	2009	2008

Manufacturing backlog	$1,194	$3,165
Testing service backlog	345	6,965
Distribution backlog	75	316
	$1,614	$10,446

Based upon our past experience, we do not anticipate any significant cancellations or re-negotiation of sales.  The purchase orders for manufacturing, testing and distribution businesses generally require delivery within 12 months from the date of the purchase order and certain costs are incurred before delivery. In the event of a cancellation of a confirmed purchase order we require our customers to reimburse us for all costs incurred. We do not anticipate any difficulties in meeting delivery schedules.

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

Competition

There are numerous testing laboratories in the areas where we operate that perform a range of testing services similar to those offered by us.  However, due to recent severe competition in the Southeast Asia testing and burn-in services industry there has been a reduction in the total number of competitors.  As we have sold and anticipate continuing to sell our products to competing laboratories, and other test products are available from many other manufacturers, our competitors are able to offer the same testing capabilities.  The relevant testing equipment is also available to semiconductor manufacturers and users who might otherwise use third party testing laboratories, including us, to perform testing.  The existence of competing laboratories and the purchase of testing equipment by semiconductor manufacturers and users are potential threats to our future testing services revenue and earnings.  Although these laboratories and new competitors may challenge us at any time, we believe that other factors, including reputation, long service history and strong customer relationships, are more important than pricing in determining our position in the market.

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

The demand for electronic components in fiscal 2009 was on a declining trend in Southeast Asia, due to lower demand in mobile telecommunication equipment, high-end personal computers, notebooks and server chips. As our target customers are mainly multinational contract manufacturers with a worldwide database of suppliers, the most commonly used components became extremely price competitive.  The components division of our distribution segment has been competing in the market with various distribution methods, including direct online ordering systems put in place by vendors for the products they are distributing.  We do not believe that such online competition is a major competitive factor to our business, as we offer good credit facilities and believe that we have maintained excellent business relationships with our long-term customers.

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

We believe that the principal competitive factors in the manufacturing industry include product performance, reliability, service and technical support, product improvements, price, established relationships with customers and product familiarity.  We make every effort to compete favorably with respect to each of these factors.  Although we have competitors for our various products, we believe that our products compete favorably with respect to each of the above factors.  We have been in business for more than 51 years and have operation facilities mostly located in Southeast Asia.  We believe that those factors combined have helped us to establish and consolidate long-term relationships with customers and will allow us to continue doing business with our existing customers upon their relocation to other regions where we have a local presence or are able to reach.

Patents

The manufacturing segment holds a United States patent granted in 1994 on certain aspects of our Artic temperature test systems.  In 2001, we registered a new United States patent (for 21 years) for several aspects of our new range of Artic Temperature Controlled Chucks.  Although we believe that these patents are an integral part of our manufacturing segment, the capitalized cost of the patents was written off in fiscal 2002 because of the impairment assessed by our management.  In fiscal 2009 and 2008 we did not register any patents within the U.S.

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

Employees

In the United States we had approximately 10 full time employees and 413 full time employees in Southeast Asia for a total of approximately 423 employees as of June 30, 2009.  None of our employees are represented by a labor union.

As of June 30, 2009, there were approximately 274 employees in the testing segment, 106 employees in the manufacturing segment, 37 employees in the distribution segment, 4 employees in the real estate segment and 2 in the corporate office.

ITEM 1A ─ RISK FACTORS

The following are certain risk factors that could impact our business, financial results and results of operations.  Investing in our Common Stock involves risks, including those described below.  The risk factors below, among others, should be considered by prospective and current investors in our Common Stock before making or evaluating an investment in our securities.  These risk factors could cause actual results and conditions to differ materially from those projected herein.  If the risks we face, including those listed below, actually occur, our business, financial condition or results of operations could have a negative impact, and the trading price of our Common Stock could decline, which could cause you to lose all or part of your investment.

Our operating results are affected by a variety of factors

There are a wide variety of factors that could materially affect our operating results, revenue and profitability or lead to significant variances in quarterly or annual operating results.  These factors include, among others, components relating to:

•	economic and market conditions in the semiconductor industry;
•	loss of key personnel or the shortage of available skilled employees;
•	changes in technology in the semiconductor industry, which could affect demand for our products and services;
•	changes in testing processes;
•	other technological, economic, financial and regulatory factors beyond our control;
•	the impact of competition;
•	currency fluctuations;
•	market acceptance of our products and services;
•	the lack of long-term purchase or supply agreements with customers and vendors;
•	changes in military or commercial testing specifications, which could affect the market for our products and services;
•	difficulties in profitably integrating acquired businesses, if any, into the Company; and
•	international political or economic events.

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

Currently unfavorable economic and market conditions, domestically and internationally, may adversely affect our business, financial condition, results of operations and cash flows

We have significant customer sales both in the U.S. and internationally. We are also reliant upon suppliers and distributors in the U.S. and internationally. We are therefore susceptible to adverse U.S. and international economic and market conditions, including the challenging economic conditions that have prevailed and continue to prevail in the U.S. and worldwide. The recent turmoil in the financial markets has resulted in dramatically higher borrowing costs that have made it more difficult (in some cases, prohibitively so) for many companies to obtain credit and fund their working capital obligations. If any of our customers, distributors or suppliers experience serious financial difficulties or cease operations, our business will be adversely affected. In addition, the adverse impact of the credit crisis on consumers is expected to cause consumers to reduce their spending, which will adversely impact demand for consumer products such as certain end products in which our chips are embedded. In addition, prices of certain commodities, including oil, metals, grains and other food products, are volatile and are subject to fluctuations arising from changes in domestic and international supply and demand, labor costs, competition, market speculation, government regulations and periodic delays in delivery. High or volatile commodity prices increase the cost of doing business and adversely affect consumers’ discretionary spending. As a result of the difficulty that businesses (including our customers) may have in obtaining credit, the increasing and/or volatile costs of commodities and the decreased consumer spending that is the likely result of the credit market crisis and commodities’ price volatility, continued global economic and market turmoil are likely to have an adverse impact on our business, financial condition, results of operations and cash flows.

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

Our dependence on international sales involves significant risk

Sales and services to customers outside the United States accounted for approximately 91% and 88% of our sales for fiscal 2009 and 2008, respectively.  Approximately 95%, and 98% of our net revenues in fiscal 2009 and 2008, respectively, were generated from business in Southeast Asia.  We expect that our non-U.S. sales and services will continue to generate the majority of our future revenue.  Testing services in Southeast Asia were performed primarily for American companies, and to a lesser extent European companies, selling products and doing business in those regions.  International business operations may be adversely affected by many factors, including fluctuations in exchange rates, imposition of government controls, trade restrictions, political, economic and business events and social and cultural differences.

We may incur losses due to foreign currency fluctuations

Significant portions of our revenue are denominated in Singapore dollars, Malaysian ringgit, Thai baht, Chinese yuan and other currencies.  Consequently, a portion of our costs, revenue and operating margins may be affected by fluctuations in exchange rates, primarily between the U.S. dollar and such foreign currencies.  We are also affected by fluctuations in exchange rates because our reporting currency is the U.S. dollar whereas the functional currencies in our Southeast Asia operations are non-U.S. dollars.  Foreign currency translation adjustments resulted in a decrease of $832 to shareholders’ equity for fiscal 2009 and an increase of $1,548 to shareholders’ equity for fiscal 2008.

We try to reduce our risk of foreign currency fluctuations by purchasing certain equipment and supplies in U.S. dollars and seeking payment, when possible, in U.S. dollars.  However, we may not be successful in our attempts to mitigate our exposure to exchange rate fluctuations due to rapid and unpredictable changes.  Those fluctuations could have a material adverse effect on the Company's financial results.

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

There are numerous testing laboratories in the areas where we operate that perform a range of testing services similar to those offered by us.  However, recent severe competition in the South Asia testing and burn-in services industry has reduced the total number of our competitors.  As we have sold and anticipate continuing to sell our products to competing laboratories, and other test products are available from many other manufacturers, our competitors are able to offer the same testing capabilities.  The relevant testing equipment is also available to semiconductor manufacturers and users who might otherwise use third party testing laboratories, including us, to perform testing.  The existence of competing laboratories and the purchase of testing equipment by semiconductor manufacturers and users are potential threats to our future testing services revenue and earnings.  Although these laboratories and new competitors may challenge us at any time, we believe that other factors, including reputation, long service history and strong customer relationships, are more important than pricing in determining our position in the market.

Concentration of customers

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

Loss, reduction or delay of orders from significant customers could adversely affect our financial condition

The semiconductor manufacturing industry is highly concentrated, with a relatively small number of large manufacturers and assemblers accounting for a substantial portion of our revenue from product sales and testing revenue.  Our experience has been that sales to particular customers may fluctuate significantly from quarter to quarter and year to year.  In fiscal 2009 and 2008, sales of equipment and services to our three largest customers accounted for approximately 58% and 80%, respectively, of our total net revenue.  Our ability to maintain close, satisfactory relationships with our customers is essential to our stability and growth.  The loss of or reduction or delay in orders from our significant customers, or delays in collecting accounts receivable from our significant customers, could adversely affect our financial condition and results of operations.

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

Our management has significant influence over corporate decisions

As of September 23, 2009, our officers and directors and their affiliates beneficially owned approximately 27.48% of the outstanding shares of Common Stock. As a result, they may be able to significantly influence matters requiring approval of the shareholders, including the election of directors, and may be able to delay or prevent a change in control of the Company.

We may not pay cash dividends in the future

We declared a cash dividend of eleven cents (U.S. $0.11) per share payable to the shareholders of record on February 25, 2008.  Based on the results from fiscal 2009, we do not anticipate paying a cash dividend with respect to fiscal 2009.  There is no assurance that we will, or that we will be able to, pay any cash dividends on our Common Stock in the future.  We anticipate that future earnings, if any, will be retained for use in the business or for other corporate purposes.  Additionally, California law prohibits the payment of dividends if the Company does not have sufficient retained earnings or cannot meet certain asset to liability ratios.

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

The interest rates on our loans and lines of credit range from 2.70% to 7.15% per annum.  As of June 30, 2009, the outstanding aggregate principal balance on these loans and lines of credit was approximately $1,503.  These interest rates are subject to change and we cannot predict an increase or decrease in rates, if any.  However, an increase in interest rates could have an adverse effect on our financial results.

In April 2009 the interest rates on our loans with a financial institution in Singapore decreased from 3% plus cost of funds to 1% plus cost of funds, while the institution reviewed the credit facility. Trio-Tech International Pte., Ltd., a subsidiary of the Registrant, had certain loans with a financial institution in Singapore, which were in the past quarters classified as short term loans. Since the Singapore operations suffered a loss in fiscal year 2009, the Singapore operations did not fulfill one of their loan covenants which requires the Singapore operations to maintain the debt to EBITDA ratio of no more than 2.5 times at all times during the term of the loan. As a result, the Singapore operations had classified all long-term debt as current liabilities. Management had communicated to the bank and requested for a waiver of this particular loan covenant. As a result, the financial institution waived the required loan covenant as requested but increased the security by requiring us to pledge the fixed deposits of S $2,000, approximately $1,380.

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

The following table presents the relevant information regarding the location and general character of our principal manufacturing and testing facilities:
			Owned (O)
		Approx.	or Leased (L)
		Sq. Ft.	& Expiration
Location	Principal Use/Segment	Occupied	Date
16139 Wyandotte Street, Van Nuys,	Headquarters/	5,200	(L) Dec. 2010
CA 91406, United States of America	Trio-Tech Systems
1004, Toa Payoh North, Singapore
HEX 07-01/07,	Testing	6,864	(L) Sept. 2009 (1)
HEX 07-01/07, (ancillary site)	Testing	2,339	(L) Sept. 2009 (1)
HEX 03-01/02/03,	Testing/Manufacturing	2,959	(L) Sept. 2009 (1)
HEX 01-08/15,	Testing/Manufacturing	6,864	(L) Jan. 2012
HEX 01-08/15, (ancillary site)	Testing/Manufacturing	1,980	(L) Jan. 2012
HEX 01-16/17,	Testing	1,983	(L) Jan. 2012
HEX 02-11/12/14/15,	Testing	3,905	(L) Apr. 2011
HEX 03-08/10,	Manufacturing	2,959	(L) May. 2010
HEX 04-11/12	Manufacturing	1,953	(L) Nov. 2010 (2)
1008, Toa Payoh North, Singapore
HEX 03-09/17,	Logistics/Universal (FE)	6,099	(L) Jan. 2012
HEX 03-09/17, (ancillary site)	Logistics/Universal (FE)	70	(L) Jan. 2012
HEX 07-17/18,	Testing	4,315	(L) Nov. 2009 (1)
HEX 07-17/18, (ancillary site)	Testing	25	(L) Nov. 2009 (1)
HEX 07-01,	Testing	3,466	(L) Jan. 2010 (1)
HEX 02-17	Universal (FE)	832	(L) Jun. 2010 (1)
HEX 02-18	Universal (FE)	3,466	(L) Nov. 2009 (1)
HEX 02-15/16	Universal (FE)	1,400	(L) Jul. 2010
HEX 01-09/10/11	Universal (FE)	2,202	(L) Nov. 2009 (1)
HEX 01-15/16	Universal (FE)	1,400	(L) Sept. 2011
HEX 03-07/08	Testing	1,765	(L) Nov. 2010 (2)
HEX 03-07/08, (ancillary site)	Testing	144	(L) Nov. 2010
HEX 01-08	Universal (FE)	603	(L) Jun. 2012

Plot 1A, Phase 1	Subleased	42,013	(O) (3)
Bayan Lepas Free Trade Zone
11900 Penang
Lot No. 11A, Jalan SS8/2,	Testing	19,334	(L) Aug. 2009 (4)
Sungai Way Free Industrial Zone,
47300 Petaling Jaya,
Selangor Darul Ehsan, Malaysia
Lot No. 4, Kawasan MIEL	Subleased	14,432	(L) Nov. 2010 (3)
Sungai Way Baru Free Industrial Zone, Phsdr Phase III,
Phase III, Selangor Darul Ehsan, Malaysia	Dynamics, Malaysia
327, Chalongkrung Road,	Testing	34,433	(O)
Lamplathew, Lat Krabang,
Bangkok 10520, Thailand
No. 5, Xing Han Street, Block A	Testing	9,957	(L) Oct. 2009 (2)
#04-13/14, Suzhou Industrial Park
China 215021
No. 5, Xing Han Street, Block A	Testing	9,957	(L) Oct. 2009 (1)
#04-15/16, Suzhou Industrial Park
China 215021
No. 273, Debao Road Factory No.58	Testing	7,158	(L) Aug. 2010
Level 1 (West) Waigaoqiao Free Trade Zone, Pudong 200131 Shanghai, China
Zone, Pudong 200131 Shanghai, China
No. 5, Xing Han Street, Block A	Testing	3,606	(L) Sep 2009 (1)
#04-11/12, Suzhou Industrial Park
China 215021
26-4/5, Future International Building.	Office	2125	(L) Sep. 2010
No. 6 North Jianxin Road 1st Road.
Jiangbei District Chongqing China 400020

(1) With respect to the various leases that expire during fiscal 2010, the Company anticipates that the landlord will offer similar terms on each such lease at renewal and does not believe that material expenses will be incurred.

(2) The Company intends to return the indicated leased premises to the landlord at the end of the lease period.
(3) The premise is subleased to a third party.
(4) The property was acquired in August 2009

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

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5 – MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded on the American Stock Exchange under the symbol “TRT.”  The following table sets forth, for the periods indicated, the range of high and low sales prices of our Common Stock as quoted by AMEX:

Quarter Ended	High	Low
Fiscal 2008
September 30, 2007	$23.81	$9.79
December 31, 2007	$12.50	$8.26
March 31, 2008	$9.44	$5.28
June 30, 2008	$6.50	$5.08

Fiscal 2009
September 30, 2008	$5.61	$3.59
December 31, 2008	$3.56	$1.54
March 31, 2009	$2.11	$1.17
June 30, 2009	$2.77	$1.53

Stockholders

As of September 28, 2009, there were 3,227,430 shares of our Common Stock issued and outstanding, and the Company had approximately 158 record holders of Common Stock.

Dividend Policy

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

Stock Performance Graph

The graph below compares our cumulative total shareholder return of the Common Stock of the Company with that of the Standard & Poor’s 500 Index and the AMEX Composite Index for the five-year period ending June 30, 2009.  The graph assumes an investment of $100 on June 30, 2005 in the AMEX Composite Index and in the S&P 500 Index.  The graph also assumes reinvestment of dividends, if any.  The historical stock performance shown on the following graph should not be considered indicative of future shareholder returns, and we will not make or endorse any predictions of future shareholder returns.

$100 invested on June 30, 2005 in stock or index-including reinvestment of dividends.  Fiscal year ends June 30.

	6/05	6/06	6/07	6/08	6/09

TRIO TECH INTL	$155	$250	$816	$208	$106
S & P 500	$122	$130	$154	$131	$102
AMEX	$159	$199	$243	$243	$182

ITEM 6 – SELECTED FINANCIAL DATA
(In thousands, except per share data)
	June 30,	June 30,	June 30,		June 30,		June 30,
	2009	2008	2007		2006		2005
Consolidated Statements of Operations

Net Sales	$20,047	$40,417	$46,750	(1)	$29,099	(2)	$25,061

Income (loss) from Operations	(2,011)	62	4,197		487		359

Net Income (loss) from
Continuing Operations	(1,966)	(956)	3,308		597		216
Net Income (loss) from
Discontinued Operations	-	-	-		8,459		5

Total Net Income (loss)	(1,966)	(956)	3,308		9,056	(3)	221

Basic Earnings (loss) per Share:
Continuing Operations	(0.61)	(0.30)	1.03		0.19		0.07
Discontinued Operations	0.00	0.00	0.00		2.72		0.00
Basic Income (loss) per Share	(0.61)	(0.30)	1.03		2.91		0.07

Diluted Earnings (loss) per Share:
Continuing Operations	(0.61)	(0.30)	1.02		0.19		0.07
Discontinued Operations	0.00	0.00	0.00		2.71		0.00
Diluted Income (loss) per Share	(0.61)	(0.30)	1.02		2.90		0.07
Weighted Average Common
Stocks Outstanding
Basic	3,227	3,226	3,223		3,113		2,964
Diluted	3,227	3,226	3,233		3,126		3,029

Consolidated Balance Sheets
Current Assets	$13,642	$23,431	$24,673		$21,831		$10,645
Current Liabilities	4,340	7,528	8,228		8,536		5,836
Working Capital	9,302	15,903	16,445		13,295		4,809

Total Assets	27,947	34,759	32,788		29,384		18,345

Long-term Debt and
Capital Leases	$289	$1,763	$294		$874		$744
Shareholders' Equity	$19,864	$22,141	$21,431		$17,392		$9,297
Cash Dividend Paid per Share	$-	$0.11	$0.10		$0.50		$-

(1)   The net sales included the sales from the business acquired in Shanghai.
(2)   The net sales included the sales from the business acquired in Malaysia.
(3)   The income from the discontinued operations was significant in fiscal 2006. There was no income from discontinued operation in fiscal 2007, 2008 and 2009 and the Company does not expect income from discontinued operations going forward.

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

Overview

Trio-Tech International has historically operated in three distinct segments: distribution, manufacturing, testing.  In June 2007, Trio-Tech International Pte., Ltd. established a subsidiary Trio-Tech (Chongqing) Co., Ltd. (“TTCQ”) in Chongqing, China to develop certain real estate projects as more fully described elsewhere in this Form 10-K. As our investment in the real estate business in Chongqing, China meets the definition and exceeded more than 10% of our combined assets of all operating segments in fiscal 2009, we reported our investment in China as a separate Real Estate Segment, to be in compliance with and in accordance to the Statement of Financial Accounting Standards No. 131 Disclosures about Segments of an Enterprise and Related Information.

We provide third-party semiconductor testing and burn-in services primarily through our laboratories in Southeast Asia.  At or from our facilities in California and Southeast Asia, we also design, manufacture and market equipment and systems to be used in the testing and production of semiconductors, and distribute semiconductor processing and testing equipment manufactured by other vendors.

Geographically, we operate in the U.S., Singapore, Malaysia, Thailand and China.  Our major operation activities are conducted in our Singapore and Malaysia operations.  Our customers are mainly concentrated in Southeast Asia and they are either semiconductor chip manufacturers or testing facilities that purchase our testing equipment.

In the third quarter of fiscal 2008, one of our major customers ceased their advanced burn-in testing service contract with us due to one of their product lines reaching the end of its life cycle earlier than expected.  The net sales in the testing segment decreased by $8,414 to $9,758 for the year ended June 30, 2009 as the result of the loss of revenue from this major customer.  Management took immediate action to reduce expenses in an effort to match future cash flows and is in the process of developing new customer relationships in China and Malaysia and exploring new business opportunities to offset the lost testing revenue from this contract.

Recently, there has been widespread concern over the instability of the financial markets and their influence on the global economy. We believe that, as a result of the credit market crisis and other macro-economic challenges currently affecting the global economy, the orders from our customers in our testing operations in China were seriously reduced.  During the year ended June 30, 2009, there was minimal business activity in our Shanghai testing operation, and there were also no secured orders or backlogs for subsequent periods.  Therefore, we expect very little future cash flows from the assets in the Shanghai operation.  The Company recorded an impairment loss of $299 on these assets based on its examination of future undiscounted cash flows in the second quarter of fiscal 2009. In addition, business in the Suzhou operation also began to slow down in the fourth quarter of fiscal 2008 and suffered losses in fiscal 2009. The operation is currently only providing line support, maintenance and training services for one customer.  Based on our estimated future undiscounted cash flows, an impairment loss of $226 was recorded for some of the testing equipment during the second quarter of fiscal 2009. During the third quarter of fiscal 2009, we also recorded an impairment loss of $98 for some testing equipment in our Malaysia operation, which was beyond repairable conditions.

In the second quarter of fiscal year 2009, we recorded lease termination expenses of $164 related to the future minimum rent of two idle plants in the Singapore operation. The non-cancelable lease term for these two plants expires in March 2011 and April 2011. Because neither of these plants have any economic benefit to the Company, management does not currently have further plans for these units, and the ability for the Company to sublease these units does not seem likely, according to SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The Company accrued the entire future minimum rent up to the end of the lease period in the second quarter of fiscal 2009.  This provision for future rental expense increased our cost of goods sold by $164 in the second quarter of fiscal year 2009.

In fiscal year 2008, TTCQ invested RMB 15,000, equivalent to approximately $2,196 based on the exchange rate on June 30, 2009 published by the Monetary Authority of Singapore, to jointly develop a piece of property with 24.91 acres with JiaSheng Property Development Co., Ltd. (JiaSheng) located in Chongqing City, China, which is intended for sale after the completion of development.  In fiscal year 2008, the investment of RMB 5,000, or approximately $732, was returned to the Company. The Company also recorded a profit of RMB 750, approximately $103, in investment income in fiscal year 2008. In accordance with APB 18, The Equity Method of Accounting for Investments in Common Stock, management recorded the transaction using the cost method of accounting.

In fiscal year 2008, TTCQ purchased office space of 827.2 square meters located in Chongqing, China from MaoYe Property Ltd. at the purchase price of RMB 5,554, equivalent to approximately $813 based on the exchange rate as of June 30, 2009 published by the Monetary Authority of Singapore.  The Company rented this property out to a third party on July 13, 2008.  The term of the rental agreement was five years with a monthly rental income of RMB 39, or approximately $6 for the first three years, with an increase of 8% in the fourth year and another 8% in the fifth year. During the year ended June 30, 2009, this property generated a rental income of $54.

On October 23, 2008, TTCQ entered into a Memorandum Agreement with JiaSheng to purchase four units of commercial property and two units of residential property, totaling 1,391.70 square meters located in Chongqing, China. The total purchase price was RMB 7,042, equivalent to approximately $1,031 based on the exchange rate as of June 30, 2009 published by the Monetary Authority of Singapore System.  In October 2008, the Company made a cash down payment of 10% in the amount of RMB 704, or $103.  In November 2008, the Company paid an additional RMB 2,908 in cash, or $426, from internally generated funds of the Company.  The remaining balance was offset by the investment return the Company earned related to the No. B48 property.  The Company and JiaSheng agreed to offset the investment return from the No. B48 property in the BeiPei district of Chongqing City against the purchase price of this commercial and residential property.  In addition, the Company charged JiaSheng RMB 130, or $19, as penalties for the delay in the payment of investment principal and investment income. The penalty was also used to also offset the purchase price of the commercial and residential property.  As of June 30, 2009, the Company paid cash in the amount of $529, and offset amounts of $290 as the return of investment principal, $192 as investment income and $19 as the penalties charged for this new commercial and residential property, totaling $1,031.

On October 23, 2008, the Company entered into a lease agreement with JiaSheng for the six units purchased from JiaSheng pursuant to the Memorandum Agreement.  The lease provides for a two year term with an annual rental income of RMB 1,392, or approximately $204 based on the exchange rate as of June 30, 2009 published by the Monetary Authority of Singapore. The lease started on November 1, 2008 and generated a rental income of $137 in fiscal year 2009. The depreciation expenses of the investment property in Chongqing, China were $75 and the depreciation expenses of our office and office furniture in Chongqing, China were $15 in fiscal year 2009.

In April 2009, Trio-Tech International Pte., Ltd. Singapore set up a new entity, SHI International Pte., Ltd. ("SHI"), in which Trio-Tech International Pte., Ltd. holds 55% of the ownership interest. On April 7, 2009, SHI entered into a Share Purchase Agreement, pursuant to which SHI agreed to acquire from Erni Susanto Susi, Dwi Kartikarini and PT SAS International shares of PT SAS Heavy Industry ("SASHI") for an aggregate cash purchase price of $110. In August 2009, relevant Indonesian government authorities approved the transfer of shares in the Share Purchase agreement. The shares of SASHI acquired by SHI pursuant to the Share Purchase Agreement represent approximately 95% of the outstanding shares of SASHI.

In the context of a challenging economic environment, in order to achieve our goal of attaining a lower breakeven point, we undertook several cost reduction measures. Since the first quarter of fiscal 2009 ending September 30, 2008, we reduced our headcount by approximately 48 employees.  Also, on February 27, 2008, our Chief Executive Office, Chief Financial Officer and directors voluntarily decreased their base salary to 50% of the base salary agreed to in July 2007.  From the second quarter of 2009 ending December 31, 2008, we implemented four-day work weeks for all the employees in the Singapore operation, which reduced our employee compensation by approximately 20%. These cost cutting actions reduced our general and administrative expenses in the year ended June 30, 2009.
We plan to continue to expand our market share in the semiconductor industry. In 2009, the Malaysian subsidiary acquired the leased property in Malaysia in an effort to assure the prospects of long term support for our customers in Malaysia. Our Suzhou operation is in the process of transforming from a production based operation to an engineering service based operation.

Fiscal 2009 Highlights

•	Total revenue decreased by $20,370, or 50.4%, from $40,417 for fiscal 2008 to $20,047 for fiscal 2009.
•	Manufacturing segment revenue decreased by $12,149, or 55.9%, to $9,582, compared to $21,732 for fiscal 2008 to $9,582.
•	Testing segment revenue decreased by $8,414, or 46.3%, to $9,758, compared to $18,172 for fiscal 2008.
•	Distribution segment revenue decreased by $117, or 28.5%, to $294, compared to $411 for fiscal 2008.
•	Real Estate segment revenue increased by $310, or 301.0% to $413, compared to $103 for fiscal 2008.
•	Loss from operations increased by $1,010 to $1,966 compared to $956 for fiscal 2008.
•	Gross profit margins increased by 1.6% to 23.8% for fiscal 2009, compared to 22.2% for fiscal 2008.
•	General and administrative expenses decreased by $2,385, or 30.4%, as compared to $7,844 for fiscal 2008.
•	Selling expenses decreased by $278, or 43.1%, to $367 as compared to $645 for fiscal 2008.
•	We recorded $623, or $0.19 per diluted share, in impairment loss due to primarily reducing sales volumes in China, Malaysia and Singapore operations.
•	Total assets decreased by $6,812, or 19.6%, to $27,947 for fiscal 2009 as compared to $34,759 for fiscal 2008.
•	Total liabilities decreased by $4,645, or 47.3%, to $5,165 for fiscal 2009 as compared to $9,810 for fiscal 2008.
•	Working capital decreased by $6,601 to $9,302 for fiscal 2009 as compared to $15,903 for fiscal 2008.
•	Shareholders’ equity decreased by $2,277, or 10.3%, to $19,864 for fiscal 2009 as compared to $22,141 for 2008.

The highlights above are intended to identify some of our more significant events and transactions during our fiscal year 2009, and recent events that occurred after the fiscal year end. However, these highlights are not intended to be a full discussion of our results for the year.  These highlights should be read in conjunction with the following discussion of “Results of Operations” and “Liquidity and Capital Resources” and with our consolidated financial statements and footnotes accompanying this Annual Report.

Related Party Transactions

On October 23, 2008, TTCQ entered into a Memorandum Agreement with JiaSheng to purchase four units of commercial property and two units of residential property, totaling 1,391.70 square meters located in Chongqing, China. The total purchase price was RMB 7,042, equivalent to approximately $1,031 based on the exchange rate as of June 30, 2009 published by the Monetary Authority of Singapore System.  In October 2008, the Company made a cash down payment of 10% in the amount of RMB 704, or $103.  In November 2008, the Company paid an additional RMB 2,908 in cash, or $426, from internally generated funds of the Company.  The remaining balance was offset by the investment return the Company earned related to the No. B48 property.  The Company and JiaSheng agreed to offset the investment return from the No. B48 property in the BeiPei district of Chongqing City against the purchase price of this commercial and residential property.  In addition, the Company charged JiaSheng RMB130, or $19, as penalties for the delay in the payment of investment principal and investment income. The penalty was also used to offset the purchase price of the commercial and residential property.  As of June 30, 2009, the Company paid cash in the amount of $290, and offset amounts of $290 as the return of investment principal, $192 as investment income and $19 as the penalties charged for this new commercial and residential property, totaling $1,031.

On October 23, 2008 the Company entered into a lease agreement with JiaSheng for the six units purchased from JiaSheng pursuant to the Memorandum Agreement.  The lease provided for a two year term with an annual rental income of RMB 1,392, or approximately $204. The lease started on November 1, 2008.

Subsequent Events

In April 2009, Trio-Tech International Pte., Ltd. set up a new entity, SHI International Pte., Ltd. ("SHI"), in which Trio-Tech International Pte., Ltd. holds 55% of the ownership interest. On April 7, 2009, SHI entered into a Share Purchase Agreement, pursuant to which SHI has agreed to acquire from Erni Susanto Susi, Dwi Kartikarini and PT SAS International’s shares of PT SAS Heavy Industry ("SASHI") for an aggregate cash purchase price of $10, and a goodwill of $100.  In August 2009 relevant Indonesian government authorities approved the change of shareholders and hence PT SAS Indonesia is considered acquired 95% by SHI International Pte., Ltd. SASHI engages in business in the oil and gas industries by providing integrated engineering, manufacturing and  fabrication services for customers in the oil and gas industries. These include products such as heat transfer equipment, pressure vessels, skid packages, onshore and offshore modules and structures, floating cranes and barges, and steel structures for industrial plants.

In August 2009 TTM, a 55% owned subsidiary of Trio-Tech International Pte., Ltd. (which in turn is a wholly-owned subsidiary of the Registrant), acquired the building for a value of RM 12,450, or approximately $3,534, for its testing operations. Prior to this purchase this property was under lease rental by the Company. On August 24, 2008, TTM obtained a long-term loan of RM 9,625, or approximately $2,733, offered by a financial institution in Malaysia. This non-revolving long-term loan has a term of fifteen years from the first draw down.  The financial institution offered an interest rate at the financial institution’s prime rate plus 1.5% per annum or a fixed rate of 7.12% per annum in the first five years and the financial institution’s prime rate plus 1.5% per annum thereafter.  The Company decided to opt for bank’s prime rate plus 1.5% per annum, and the loan was disbursed on August 10, 2009. The funds were utilized to acquire a property in which the Malaysian operations are currently functioning in Petaling Jaya, Kuala Lumpur, Malaysia. The completion of acquisition of the property took place in August 2009.

General Financial Information

During the fiscal year ended June 30, 2009, total assets decreased by $6,812 from $34,759 to $27,947. The decrease was primarily in cash and cash equivalents, trade accounts receivables, inventory, other receivables, plant and equipment, but was partially offset by an increase in investment in China and other assets.

Cash and cash equivalents and short-term deposits and restricted term deposits at June 30, 2009 totaled $11,468, a decrease of $2,878, or 20.1%, as compared to a total of $14,346 as of June 30, 2008.  The decrease in cash and short-term deposits was mainly due to capital expenditure of $1,358 and repayment of bank loans and capital lease of $1,671 during fiscal year 2009.

Accounts receivables at June 30, 2009 were $3,981, representing a decrease of $1,721, or 30.2%, compared to $5,702 at June 30, 2008.  The decrease was attributable mainly to a decrease in sales due to the loss of a major customer in fiscal 2008, as discussed previously. Total sales from all of the segments in fiscal 2009 were $20,047, a decrease of $20,370, or 50.4%, compared to total sales of $40,417 in fiscal 2008.  The turnover of accounts receivables was 88 days for fiscal 2009, an increase of 29 days, compared to 59 days for fiscal 2008.  We believe that the increase in such rate was due to the impact of the difficult global economic condition. If customers are not successful in generating sufficient revenue or are precluded from securing financing, they may delay payment of accounts receivable that are owed to us. We have taken actions to improve the rate of turnover of our accounts receivables, such as providing electronic payment method to our customers and sending periodic customer account statements.

Other receivables at June 30, 2009 were $279, a decrease of $517 from $796 as at June 30, 2008. Such decrease was mainly due to a decrease in goods and services tax (GST) claimable by Singapore operations in fiscal year 2009 as a result of reduced purchases because of a drop in revenue, as discussed elsewhere in this report.

Inventory at June 30, 2009 was $1,184, a decrease of $1,265, or 51.7%, compared to $2,449 at June 30, 2008.  The decrease in inventory was mainly from a decrease in work-in-progress inventories in Singapore operations as a result of a slowdown in the manufacturing segment.  The turnover of inventory was 43 days for fiscal 2009, reflecting an increase of 17 days compared with a turnover rate of 26 days for fiscal 2008. The slower rate was due to a decrease in sales as a result of fewer orders being placed by one of our major customers, because of the slower movement of that customer’s product line and equipment capacity.

Property, plant and equipment at June 30, 2009 were $6,607, a decrease of $1,529, or 18.8%, compared to $8,136 at June 30, 2008 due to the impairment of certain fixed assets in the China operations amounting to $525 and in the Malaysia operations amounting to $98 in fiscal 2009 and depreciation of the Company’s fixed assets in the ordinary course of business. Capital expenditures were $1,358 in fiscal 2009, compared with $3,453 ($3,357 in cash, and $96 in capital lease) for fiscal 2008.  The decrease in capital expenditures was mainly due to a decrease in our investment activity during the difficult economic climate.

Depreciation and amortization was $2,135 for fiscal 2009, compared with $2,715 for fiscal 2008.  The decrease in depreciation expenses was mainly due to the impairment of certain fixed assets in the Singapore and China operations in fiscal year 2009 as a result of the termination of a testing service contract with one of our major customers and a change in customer demand for certain burn-in testing services, thus reducing our depreciation related to those assets.

Other assets at June 30, 2009 increased by $513 to $1,326, compared to $813 at June 30, 2008.  The increase in other assets was primarily due to the down payment for fixed assets in the Malaysia operations for the purchase of the building, as discussed earlier. This purchase was completed in August 2009.

Total liabilities at June 30, 2009 were $5,165, a decrease of $4,645, or 47.4%, compared to $9,810 at June 30, 2008.  The decrease in liabilities was mainly due to the decrease in trade payables, accrued expenses and note payables.

Accounts payable decreased by $1,561 from $2,586 at June 30, 2008 to $1,025 at June 30, 2009.  The decrease in accounts payable was due to the decrease in material purchases during the year in the Singapore operations as a result of a decrease in backlogs.

Accrued expenses decreased by $1,267 from $3,036 at June 30, 2008 to $1,769 at June 30, 2009.  The decrease in accrued expenses was mainly due to a decrease in accrued payroll expenses and provision for bonuses, as the result of a decrease in headcount in the Singapore operations and a reduction of performance bonuses, which were based on group performance. In addition, provision for sales tax, warranty cost and commission also decreased due to a decrease in revenue in fiscal 2009 as compared to fiscal 2008.

As of June 30, 2009, the outstanding loans payable were $1,503, with interest rates ranging from 2.70% to 7.15% per annum. These loans mature in August 2010. The loans are collateralized by restricted term deposits and by Corporate Guarantee.

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

The Company regularly evaluates and monitors the creditworthiness of each customer on a case-by-case basis.  The Company includes any account balances that are determined to be uncollectible, along with a general reserve, in the overall allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  Based on the information available to management, the Company believed that its allowance for doubtful accounts was adequate as of June 30, 2009.

Inventory Valuation

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

Revenue Recognition

Revenue derived from testing services is recognized when testing services are rendered. Revenues generated from sales of products in the manufacturing and distribution segments are recognized when persuasive evidence of an arrangement exists, delivery of the products has occurred, customer acceptance has been obtained (which means the significant risks and rewards of ownership have been transferred to the customer), the price is fixed or determinable and collectability is reasonably assured.  Certain products sold (in the manufacturing segment) require installation and training to be performed. Revenue generated by property is recognized as per the rental agreement and for the period the premises remains occupied.

Revenue from product sales is also recorded in accordance with the provisions of Emerging Issues Task Force (EITF) Statement 00-21 Revenue Arrangements with Multiple Deliverables and Staff Accounting Bulletin (SAB) 104 Revenue Recognition in Financial Statements, which generally require revenue earned on product sales involving multiple-elements to be allocated to each element based on the relative fair values of those elements.  Accordingly, the Company allocates revenue to each element in a multiple-element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold and specifically defined in a quotation or contract.  The Company allocates a portion of the invoice value to products sold and the remaining portion of invoice value to installation work in proportion to the fair value of products sold and installation work to be performed.   Training elements are valued based on hourly rates, which the Company charges for these services when sold apart from product sales.  The fair value determination of products sold and the installation and training work is also based on our specific historical experience of the relative fair values of the elements if there is no easily observable market price to be considered. In fiscal 2009 and 2008, the installation revenues generated in connection with product sales were immaterial and included in the product sales revenue line on the consolidated statements of income. The Company estimates an allowance for sales returns based on historical experience with product returns.

Impairment

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

Income Tax

The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards No 109, Accounting for Income Taxes (“SFAS No. 109”).  SFAS No. 109 requires an entity to recognize deferred tax liabilities and assets.  Deferred taxes assets and liabilities are recognized for the future tax consequence attributable to the difference between the tax bases of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in future years.  Further, the effects of enacted tax laws or rate changes are included as part of deferred tax expenses or benefits in the period that covers the enactment date.  Management believed that it was more likely than not that the future benefits from these timing differences would not be realized.  Accordingly, a full valuation allowance was provided as of June 30, 2009 and 2008.

The calculation of tax liabilities involves dealing with uncertainties in the application of complex global tax regulations. The Company recognizes potential liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on its estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.

Comparison of Operation Results

The following table presents certain data from the consolidated statements of income as a percentage of net sales for the fiscal years ended June 30, 2009 and 2008:

	Years Ended June 30,
	2009	2008
Net Sales	100.0%	100.0%
Cost of Sales	76.2% %	77.8%
Gross Margin	23.8%	22.2%
Operating Expenses
General and administrative	29.0%	19.4%
Selling	1.8%	1.6%
Research and development	0.2%	0.1%
Impairment loss	3.1%	1.1%
Gain on disposal of PP&E	(0.3%)	(0.2%)
Total Operating Expenses	33.8%	22.0%
Income from Operations	(10.0%)	0.2%

Overall Revenue

The overall revenue is composed of the revenues from the manufacturing, testing, distribution and real estate segment. The following table presents the components of the overall revenue realized in fiscal 2009 and 2008 in percentage format, respectively.

	Years Ended June 30,
	2009	2008
Revenues:
Manufacturing	47.8%	53.8%
Testing	48.7%	45.0%
Distribution	1.5%	1.0%
Real Estate	2.0%	0.2%
Total	100.0%	100.0%

Net sales in fiscal 2009 were $20,047, a decrease of $20,370, or 50.4%, compared to $40,417 in fiscal 2008. The decrease in net sales was because of a decrease in sales from the manufacturing, testing and distribution segments, which was partially offset by an increase in revenue from the real estate segment.

As a percentage of total revenue, the revenue generated by the manufacturing segment in fiscal 2009 accounted for 47.8% of total sales, representing a decrease of 6.0%, compared to 53.8% in fiscal 2008.  In terms of dollar amount, the revenue generated by the manufacturing segment in fiscal 2009 was $9,582 reflecting a decrease of $12,149, or 55.9%, compared to $21,731 in fiscal 2008. We believe that the current worldwide economic crisis and its influence on the international market have had a negative effect on our business. The demand for our equipment decreased, which in turn reduced our revenue. In addition, orders from one of our major customers decreased in fiscal year 2009 due to slower movement of this customer’s product line and equipment capacity. We believe that the loss of our major customer will continue to have a negative impact on our revenue in the future if we are unable to compensate for the loss of this source of revenue.

The backlog in the manufacturing segment was $1,194 at June 30, 2009, representing a decrease of $1,971 from $3,165 at June 30, 2008.  The decrease was due to the decrease in demand from one of our major customers in the Singapore operations.

As a percentage of total revenue, the revenue generated by the testing segment in fiscal 2009 accounted for 48.7% of total sales, an increase of 3.7%, compared to 45.0% in fiscal year 2008.  In terms of dollar amount, the revenue generated by the testing segment for fiscal year 2009 was $9,758, reflecting a decrease of $8,414, or 46.3%, compared to $18,172 for fiscal 2008.  This decrease in revenue was due to a significant drop in orders from one of our major customers due to one of their product lines reaching the end of its life cycle earlier than expected, rendering our testing services in the Singapore and China operations for that product no longer necessary.  Furthermore, we saw a slowdown in the electronics manufacturing industries in China, which in turn reduced our customers’ demand for testing services in China and Southeast Asia. Demand for testing services varies from country to country depending on changes taking place in the market and our customers’ forecasts.  Because it is difficult to accurately forecast fluctuations in the market, it is necessary to maintain testing facilities in close proximity to our customers in order to make it convenient for them to send us their newly manufactured parts for testing and to enable us to maintain a share of the market.

Backlog in the testing segment at June 30, 2009 was $346, a decrease of $6,619 compared to $6,965 at June 30, 2008, due to the decrease in demand from one of our major customers in all the testing operations.

As a percentage of total revenue, the revenue generated by the distribution segment in fiscal year 2009 accounted for 1.5%, an increase of 0.5%, compared to 1.0% for fiscal year 2008.  In terms of dollar amount, revenue for fiscal year 2009 was $294, a decrease of $117, or 28.5%, compared to $411 for fiscal year 2008.  The drop in revenue was mainly attributable to lower demand in the current market for back-end products such as vibration equipment and chambers and a saturation of equipment and electronic components in the current market.  It is the strategy of management to focus on the sales of our own manufactured products. We believe this will help us to reduce our exposure to multiple risks arising from being a mere distributor of manufactured products from others.  Product volume for the distribution segment depends on sales activities such as placing orders, queries on products and backlog.  Equipment and electronic component sales are very competitive, as the products are readily available in the market.

The backlog in the distribution segment at June 30, 2009 was $75, reflecting a decrease of $241, compared to the backlog of $316 at June 30, 2008.  Based on our current market analysis, we believe there will be an increase in market demand for environmental and mechanical testing chambers in Asia in fiscal year 2009.

As a percentage of total revenue, the revenue generated by the real estate segment in fiscal year 2009 accounted for 2.0%, an increase of 1.8%, compared to 0.2% for fiscal year 2008, due to full year revenue being generated in fiscal compared to partial revenue only being generated in fiscal 2008. In terms of dollar amount, revenue for fiscal year 2009 was $413, an increase of $310, or 301.0%, compared to $103 for fiscal year 2008.

Overall Gross Margin

Overall gross margin as a percentage of revenue increased by 1.8%, from 22.0% in fiscal year 2008 to 23.8% in fiscal year 2009. The improvement in gross margin was due to an increase in the gross margin in the manufacturing segments and real estate segment, which was offset by a decrease in the gross margin in the testing and distribution segment. In terms of dollar value, the overall gross margin for fiscal 2009 was $4,763, a decrease of $4,215, or 46.9%, compared to $8,978 for fiscal 2008.

The gross profit margin as a percentage of revenue in the manufacturing segment increased by 1.1%, from 14.8% in fiscal 2008 to 15.9% in fiscal 2009.  The increase in gross margin was due to a decrease in the cost of direct labor as the result of a decrease in employee headcount, and a decrease in rental expenses due to certain rental facilities being returned after expiration of the lease period.  In terms of dollar amounts, gross profits for the manufacturing segment in fiscal 2009 were $1,523, a decrease of $1,694, or 52.7%, compared to $3,217 in fiscal 2008.

The gross profit margin as a percentage of revenue in the testing segment decreased by 1.5%, from 30.5% in fiscal 2008 to 29.0% in fiscal 2009.  In terms of dollar amounts, gross margin in the testing segment in fiscal 2009 was $2,825, a decrease of $2,724, or 49.1%, compared to $5,549 in fiscal 2008.  The decrease in the gross margin was primarily due to a drop in the average selling price of services in the Singapore testing operations.  Our customers changed their demands and specifications for burn-in hours, which resulted in a lower average unit selling price for burn-in services.  Another factor contributing to the decline in gross margin was the fact that significant portions of our operating costs are fixed in the testing segment.  Thus as product demands decrease and factory utilization decreases, the fixed costs are spread over the decreased output, resulting in a drop in profit margin. Management believes that our gross margin in the testing segment will be lower in the future compared with previous years if we are unable to increase our testing revenue and increase the utilization of our facilities.

The gross margin as a percentage of revenue in the distribution segment decreased by 0.3%, from 26.5% for fiscal 2008 to 26.2% for fiscal 2009.  In terms of dollar amount, gross margin in the distribution segment decreased by 29.4%, from $109 for fiscal 2008 to $77 for fiscal 2009, due to a decrease in revenue, as previously discussed. The gross margin in the distribution segment fluctuated during past periods. The gross margin of the distribution segment is not only affected by the market price of our products, but also our product mix, which changes frequently as a result of changes in market demand.

The gross margin as a percentage of revenue in the real estate segment was 81.8% for fiscal 2009. The depreciation expenses of the real estate purchased for investment purpose was $75 for fiscal year 2009.

Operating Expenses

Operating expenses for the fiscal years ended June 30, 2009 and 2008 were as follows:

	Years Ended June 30,
(In Thousands)	2009	2008
General and administrative	$5,459	$7,844
Selling	$367	$645
Research and development	$39	$55
Impairment loss	$623	$450
Gain on disposal of PP&E	$(60)	$(78)
	$6,428	$8,916

General and administrative expenses decreased by $2,039, or 26.0%, from $7,844 in fiscal 2008 to $5,805 in fiscal year 2009.  The decrease was attributable to a decrease in payroll expenses and a decrease in officer and executive compensation in fiscal 2009.  Since March 31, 2008, we undertook several cost reduction actions. We reduced our headcount by approximately 48 employees since September 30, 2008.  In the second quarter of 2009, we implemented four-day work weeks for all the employees in the Singapore operation, which reduced our employee compensation by approximately 20%. On February 27, 2008, in view of anticipated reductions in service revenue for fiscal 2008, our Chief Executive Officer, Chief Financial Officer and directors voluntarily decreased their base salary to 50% of the base salary agreed to in July 2007. As a result, our compensation for the officers and executives decreased by $413 in fiscal 2009.

Selling expenses decreased by $278, or 43.1%, to $367 in fiscal year 2009, from $645 in fiscal 2008, mainly due to a decrease in reduced travelling expenditure and employee headcount and a decrease in commission expenses as a result of fewer commissionable sales in the distribution segment.

Research and development expenses were $39 for fiscal 2009, a decrease of $16, or 29.1%, from $55 for fiscal 2008. The decrease was primarily due to a decrease in full time employee headcount in the U.S. operation.

Impairment loss increased by $173 from $450 in fiscal 2008 to $623 in fiscal 2009. In the second quarter of fiscal 2009, we recorded an impairment loss of $525, of which $299 was related to the fixed assets located in our Shanghai operation and the remaining $226 was for certain testing equipment located in our Suzhou operation in China. We believe that due to the change in demand for certain burn-in testing services, the negative impact of the international economic financial crisis and the semiconductor industry recession, our existing burn-in testing facilities in the Shanghai operation became obsolete. There was little business activity in the Shanghai operations during the six months ended December 31, 2008, and there were also no secured orders or backlogs for subsequent periods. Therefore, as we expect no future cash flows from those assets based on our best estimate, the carrying value of these assets was written down to zero and the impairment loss was recorded. Business in the Suzhou operation began to slow down in the fourth quarter of fiscal 2008, and suffered losses in fiscal 2009. The operation is currently only providing line support, maintenance and training service for one customer.  Based on our best estimate, there will be no future cash flows from certain identified testing equipment. Therefore, the carrying value of these assets was written down to zero and an impairment loss was recorded.

In the third quarter of fiscal 2009, we recorded an impairment loss of $98 for certain testing equipment located in our Malaysia operation. Some testing equipment in our Malaysia operation was beyond repairable condition and hence was fully impaired as no future cash flows will be generated.

The impairment loss of $450 in fiscal year 2008 consisted of $316 from certain advanced burn-in testing equipment in the Singapore operation utilized in connection with the contract that was terminated and also due to a decrease in our testing backlog and projected future sales in our Singapore operation.  An impairment of $72 related to the burn-in board testing system in our Shanghai operation in China due to change in demand for certain burn-in services, which in turn made certain of our existing burn-in facilities obsolete.  An impairment of $57 was related to the building renovations for certain testing projects due to a decrease in the same major customer’s order in our Shanghai operation in China, while $5 was related to the asset held for sale in Malaysia, which was sold in the fourth quarter of 2008.

Gain on disposal of property, plant and equipment was $60 in fiscal 2009, a decrease of $18 as compared to a gain of $78 in fiscal 2008.

Loss from Operations

Loss from operations in terms of dollar amount, increased by $1,727 from an income from operations of $62 in fiscal 2008 to a loss of $1,655 in fiscal 2009 due to the decrease in revenue, as previously discussed.

Interest Expenses

The interest expenses for fiscal years 2009 and 2008 were as follows:

	Years Ended June 30,
(In Thousands)	2009	2008

Interest expenses	$165	$296

Interest expenses decreased by $131, or 44.3%, to $165 for fiscal year 2009 from $296 in fiscal 2008 due to repayment of the term loan by the Singapore operations.

Other Expenses

Other expenses for fiscal years 2009 and 2008 were as follows:

	Years Ended June 30,
(In Thousands)	2009	2008
Other expenses	$303	$(156)

Other expenses decreased by $459, from an expense of $156 in fiscal 2008 to other income of $303 in fiscal 2009 primarily due to an increase in the currency transaction gain, which was attributable to the strengthening of the U.S. dollar against foreign currency with regard to the transactions denominated in U.S. dollars.

Loss from Operations before Minority Interest and Income Tax

Loss from operations before minority interest increased by $1,483, from $390 in fiscal 2008 to $1,873 in fiscal 2009.  The increase in loss from operations before minority interest and income tax was mainly due to a decrease in revenue, as previously discussed.

Income Tax

Income tax benefits for fiscal year 2009 were $51, an increase of $267 compared to an income tax provision of $216 for fiscal 2008. The increase in income tax benefits was mainly due to a higher income tax benefit for the increased loss generated by our Singapore operations in fiscal 2009.

We assessed our income tax liability of $201 as of June 30, 2009 in accordance with FIN48, which was related to the allocation of corporate management expenses to our Singapore operation in terms of Singapore tax law.  We did not see any potential benefits arising from this tax position.  Accordingly, no impact of this tax position was recognized in the statement of operations for fiscal 2009.  We did not include any potential income tax position in federal and state income tax returns currently filed.

Minority Interest

As of June 30, 2009, we held a 55% interest in Trio-Tech Malaysia.  The minority interest for fiscal 2009, in the net income of subsidiary, was $144, a decrease of $206 compared to the minority interest of $350 for fiscal 2008.  The decrease in the minority interest was attributable to the reduced net income generated from the Malaysia testing operation due to a slow down in market demand from our customers there. We also held a 55% interest in the newly formed company SHI a subsidiary of Trio-Tech International Pte., Ltd., which is a subsidiary of the Company. There were no significant transactions in fiscal 2009.

Net Loss

Net loss for fiscal 2009 was $1,966, an increase of $1,010, compared to $956 in fiscal 2008. The increase in net loss was mainly due to a decrease in revenue, which was offset by a decrease in operating expenses, interest expense, and an increase in other income and income tax benefits, as previously discussed.

Loss per Share

Basic and diluted loss per share for fiscal 2009 increased by $0.31 to $0.61 from basic and diluted loss of $0.30 per share in the prior year.

Segment Information

The revenue, gross margin and income from each segment for fiscal 2009 and fiscal 2008, respectively, are presented below.  As the segment revenue and gross margin for each segment have been discussed in the previous section, only the comparison of income (loss) from operations is discussed below.

Manufacturing Segment

	Years Ended June 30,
(In Thousands)	2009	2008

Revenue	$9,582	$21,731
Gross margin	15.9%	14.8%
Loss from operations	$(1,624)	$(46)

Loss from operations in the manufacturing segment increased by $1,578, to $1,624 in fiscal 2009 from $46 in fiscal 2008.  The increase in loss from operations was attributable to a decrease of $1,694 in gross profit, which was offset by a decrease of $116 in operating expenses. Operating expenses for the manufacturing segment were $3,147 and $3,263 for fiscal 2009 and 2008, respectively.  The decrease in operating expenses was mainly from the decrease in payroll related expenses as a result of a decrease in employee headcount and our cost cutting actions, as previously discussed.

 Testing Segment

	Years End June 30,
(In Thousands)	2009	2008

Revenue	$9,758	$18,172
Gross margin	29.0%	30.5%
(Loss) Income from operations	$(858)	$427

Loss from operations in the testing segment in fiscal 2009 was $512, an increase of $939, compared to an income from operations of $427 in fiscal 2008.  The increase in operating loss was attributable to a decrease in gross profits of $2,724, which was offset by a decrease in operating expenses of $1,785. Operating expenses were $3,337 and $5,122 for fiscal years 2009 and 2008, respectively. The decrease in operating expenses was mainly due to a decrease in payroll related expenses as a result of a decrease in employee headcount and our cost cutting actions, as previously discussed. This decrease was offset by an increase in impairment loss of $254.

Distribution Segment

	Years Ended June 30,
(In Thousands)	2009	2008

Revenue	$294	$411
Gross margin	26.2%	26.5%
Income (Loss) from operations	$57	$(249)

Income from operations in the distribution segment increased by $306 to $57 in fiscal 2009, compared to a loss of $249 in fiscal 2008.  The increase in operating income was mainly due to a decrease in operating expenses of $338 resulting from a decrease in commission expenses, which was a corresponding effect from the decrease in commissionable sales. This decrease was partially offset by a decrease in gross margin of $32.

Real Estate
	Years Ended June 30,
(In Thousands)	2009	2008

Revenue	$413	$103
Gross margin	81.8%	100.0%
Income from operations	$338	$103

Income from operations in the real estate segment increased by $235 to $338 in fiscal 2009, compared to an income of $103 in fiscal 2008. The increase in operating income was due to an increase in investment income of $108 from the development of a piece of property owned by JiaSheng located in Chongqing City, China, and an increase of $127 from rental income. The depreciation expenses of the property purchased for investment purposes in Chongqing, China was $75 for fiscal year 2009.

Corporate

The following table presents the income (loss) from operations for Corporate for fiscal 2009 and 2008, respectively:

	Years Ended June 30,
(In Thousands)	2009	2008

Income (Loss) from operations	$76	$(173)

Corporate operating income increased by $249 from a loss of $173 in fiscal 2008 to an income of $76 in fiscal 2009.  The increase was mainly due to a decrease in officers and executive compensation. On February 27, 2008, in view of anticipated reductions in service revenue for fiscal 2008, our Chief Executive Officer, Chief Financial Officer and directors voluntarily decreased their base salary to 50% of the base salary agreed to in July 2007. As a result, our compensation for officers and executives decreased by $413 during fiscal year 2009.

Liquidity Comparison

Comparison of Fiscal 2009 and 2008

Net cash provided by operating activities during fiscal 2009 was $1,015, a decrease of $890 from net cash flow of $1,905 in fiscal 2008. The decrease in net cash provided by operating activities in fiscal 2009 was primarily due to an increase in net loss of $1,010 in fiscal year 2009 as compared to net loss of $956 in fiscal year 2008.

Net cash provided by investing activities increased by $6,071 to $800 for fiscal 2009 from net cash used in investing activities of $5,271 for fiscal 2008.  The increase in net cash provided by investing activities was primarily due to a decrease in capital expenditures of $1,999 and less additional investment in China of $1,738.  We invested an aggregate of $2,996 in Chongqing, China in fiscal 2008 to jointly develop with JiaSheng Property Development Co., Ltd. a 24.91 acre parcel and to purchase an office space of 827.2 square meters in Chongqing.  In the fourth quarter of 2008, we received a return of RMB 5,000 (approximately $732) in initial investment and an additional RMB 750 in profit. In the second quarter of fiscal 2009, we purchased four units of commercial property and two units of residential property, totaling 1,391.70 square meters in Chongqing, China. We paid $529 in cash and offset the remaining purchase price for this commercial and residential property with $291 as the return of investment principal, $192 as investment income and $19 as the penalties charged for this new commercial and residential property totaling $1,031.

Net cash used in financing activities in fiscal 2009 was $1,668, representing an increase of $3,486 compared to the net cash provided by financing activities of $1,818 in fiscal 2008.   The increase was mainly due to a decrease from the long-term bank loans of $3,822 entered into in fiscal 2008.

We believe we have the necessary financial resources to meet our projected cash requirement for at least the next twelve months.

Capital Resources

Our working capital (defined as current assets minus current liabilities) has historically been generated primarily from the following sources: operating cash flow, availability under our revolving line of credit and short-term loans.  The working capital was $9,302 as of June 30, 2009, representing a decrease of $6,601, or 41.5%, compared to working capital of $15,903 as of June 30, 2008 mainly due to a decrease in cash, accounts receivables and inventory which was offset by a decrease in accounts payable and accrued expenses, as discussed above and increase in restricted cash.

The majority of our capital expenditures are based on demands from our customers, as we are operating in a capital intensive industry.  In the past two years, our capital expenditures ranged from $2.7 million to $3.5 million.  We financed our capital expenditures and other operating expenses through operating cash flows, our revolving line of credit and long-term debts. We did not obtain any bank loans and capital leases in fiscal year 2009.

Our credit rating provides us with ready and adequate access to funds in global markets.  At June 30, 2009, we had available unused short-term lines of credit totaling $12,970.

Entity with	Type of	Interest	Expiration	Credit	Unused
Facility	Facility	Rate	Date	Limitation	Credit
Trio-Tech Malaysia	Line of Credit	Prime rate (1.55% as of June 30, 2009) plus 2.5% per annum	June 2010	$88	$88
Trio-Tech Bangkok	Line of Credit	Prime rate (6.15% as of June 30, 2009) plus 1% per annum	October 2009	139	139
Trio-Tech Singapore	Line of Credit	Prime rate (5.28% as of June 30, 2009) plus 0.25% per annum	May 2010	12,743	12,743
Total				$12,970	$12,970

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

Contractual Obligations

The following contractual obligations servicing table describes our overall future cash obligation based on various current contracts in the next five years:

	Payments Due by Period (at June 30, 2009) (In Thousands)
		Less than	1 - 3	After
	Total	1 Year	Years	3 Years
Notes Payable	1,503	1,266	237	-
Interest on Notes Payable	$54	$53	$1	$-
Capital Leases	130	78	52	-
Operating Leases (Net)	836	454	382	-
Total	$2,523	$1,851	$672	$-

Corporate Guarantee Arrangement

The Company provides a corporate guarantee of approximately $1,725 to one of its subsidiaries in Southeast Asia to secure line-of-credit and term loans from a bank to finance the operations of such subsidiary.  With the strong financial position of the subsidiary company, the Company believes this corporate guarantee arrangement will have no material impact on its liquidity or capital resources.

Off Balance Sheet Arrangements

We do not consider the Company to have any material off balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Restricted Term Deposits

Restricted deposits represent the amounts of cash pledged to secure loans payable granted by financial institutions serves as collateral for public utility agreements such as electricity and water and performance bonds related to customs duty payable. With the strong financial position of the company, the Company believes these restricted term deposits will have no material impact on its liquidity or capital resources.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

Significant portions of our revenue are denominated in Singapore dollars, Malaysian ringgit, Thai baht, Chinese yuan and other currencies.  Consequently, a portion of our costs, revenue and operating margins may be affected by fluctuations in exchange rates, primarily between the U.S. dollar and such foreign currencies.  Our financial position and results of operations are also affected by fluctuations in exchange rates between reporting currency (which is in U.S. dollars) and functional currencies used in our operations.  Foreign currency translation adjustments resulted in a decrease of $832 in fiscal 2009 and an increase of $1,528 in fiscal 2008 to shareholders’ equity.

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

The interest rates on our loans range from 2.70% to 7.15% per annum. These interest rates are subject to change and we cannot predict an increase or decrease in rates, if any. As of June 30, 2009, the outstanding aggregate principal balance on these loans was approximately $1,503.

Fiscal year ending June 30,	2010	2011	Total	Fair Value
Loans:
Denominated in Singapore dollars; interest is at the bank's prime rate (5.53% at June 30, 2009 and 2.517% at June 30, 2008) plus 3.5% per annum	$1,266	$237	$1,503	$1,503

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this item is included in the Company's consolidated financial statements beginning on page 57 of this Annual Report on Form 10-K.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We engaged Mazars LLP in Singapore as our principal independent registered public accounting firm effective April 20, 2009. We dismissed BDO Raffles (“BDO”), effective March 11, 2009. The decision to change our principal independent registered public accounting firm was approved by our Board of Directors.

The reports of BDO on the Company's consolidated financial statements for fiscal year ended June 30, 2008 did not contain an adverse opinion or disclaimer of opinion, nor were they modified as to uncertainty, audit scope or accounting principles. During the Company's fiscal year ended June 30, 2008, and during the subsequent period through to the date of BDO’s dismissal, there were no disagreements between the Company and BDO, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of BDO, would have caused BDO to make reference thereto in their reports on the Company's audited consolidated financial statements.

During the Company’s fiscal year ended June 30, 2008 and the subsequent interim period ended December 31, 2008, which preceded the termination of BDO, other than as is set forth herein, BDO did not advise the Company of any of the following:

(a) that the internal controls necessary for the Company to develop reliable financial statements did not exist;

(b) that information had come to BDO’s attention that had led it to no longer be able to rely on management’s representations, or that had made it unwilling to be associated with the financial statements prepared by management;

(c) that BDO needed to expand significantly the scope of its audit, or that information had come to BDO’s attention that if further investigated may: (i) materially impact the fairness or reliability of either a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report (including information that would have prevented it from rendering an unqualified audit report on those financial statements), or (ii) cause it to be unwilling to rely on management’s representations or be associated with the Company’s financial statements; or

(d) that information had come to BDO’ attention that it had concluded materially impacted the fairness or reliability of either: (i) a previously issued audit report or the underlying financial statements, or (ii) the financial statements issued or to be issued covering the fiscal period subsequent to the date of the most recent financial statements covered by an audit report (including information that, unless resolved to BDO’s satisfaction, would prevent it from rendering an unqualified audit report on those financial statements).

On April 20, 2009, the Company engaged Mazars LLP to serve as the independent registered public accounting firm responsible for auditing the Company’s financial statements for the fiscal year ending June 30, 2009. The engagement was approved by the Company’s Board of Directors.

Except as set forth in the immediately preceding paragraph, neither the Company nor anyone on behalf of the Company consulted Mazars LLP during the two most recent fiscal years and any subsequent interim period prior to engaging Mazars LLP regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice was provided that the Company concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in paragraph (a)(1)(iv) and the related instructions of Item 304 of Regulation S-K) or a reportable event (as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K).

ITEM 9A (T) – CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer (the principal executive and principal financial officers, respectively, of the Company) of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2009, the end of the period covered by this Form 10-K.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009.

Additionally, management has the responsibility for establishing and maintaining adequate internal control over financial reporting for the Company and thus also assessed the effectiveness of our internal controls over financial reporting as of June 30, 2009.  Management used the framework set forth in the report entitled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting.

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

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal controls over financial reporting were effective as of June 30, 2009.

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

ITEM 9B – OTHER INFORMATION

Not applicable.

PART III

The information required by Items 10 through 14 of Part III of this Form 10-K (information regarding our directors and executive officers, executive compensation, security ownership of certain beneficial owners, management, related stockholder matters, and certain relationships and related transactions and principal accountant fees and services, respectively) is hereby incorporated by reference from the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2009.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1 and 2)  FINANCIAL STATEMENTS AND SCHEDULES:

The following financial statements, including notes thereto and the independent auditors' report with respect thereto, are filed as part of this Annual Report on Form 10-K, starting on page 55 hereof:

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

[Incorporated by reference to Exhibit 10. 67 to the Registrant’s Annual Report on Form 10-K for June 30, 2007.]

10.68	Credit Facility Letter dated April 4, 2007, between Trio Tech (Malaysia) Sdn Bhd and CIMB Bank (formerly known as Bumiputra-Commerce Bank Berhad)
[Incorporated by reference to Exhibit 10. 68 to the Registrant’s Annual Report on Form 10-K for June 30, 2007.]

10.69	Credit Facility Letter dated May 21, 2007, between Trio Tech (Malaysia) Sdn Bhd and HSBC Bank Malaysia Berhad.
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

10.73
Real Estate Lease dated October 27, 2007 between JTC Corporation and Trio-Tech International Pte. Ltd. for Unit#04-11/12 BLK1004 Toa Payoh North.  [Incorporated by reference to Exhibit 10.73 to the Registrant’s Annual Report on Form 10-K for June 30, 2008.]

10.74
Real Estate Lease dated September 20, 2007 between JTC Corporation and Trio-Tech International Pte. Ltd. for Unit#04-11/12 BLK1004 Toa Payoh North Industry Estate Singapore 318995 [Incorporated by reference to Exhibit 10.74 to the Registrant’s Annual Report on Form 10-K for June 30, 2008.]

10.75
 Real Estate Lease dated August 15, 2007 between Lijing Corporation and Trio-Tech (Chongqing) Co. Ltd for Unit#26-04/05 in Chongqing China [Incorporated by reference to Exhibit 10.75 to the Registrant’s Annual Report on Form 10-K for June 30, 2008.]

10.76
Real Estate Lease dated August 31, 2007 between Shanghai (Waigaoqiao) FTZ New Development Company Ltd. and Trio-Tech (ShangHai) Co. Ltd for No. 273 Debao Road Factory No. 58 in Shanghai China [Incorporated by reference to Exhibit 10.76 to the Registrant’s Annual Report on Form 10-K for June 30, 2008.]

10.77
Real Estate Lease dated May 9, 2008, between Chongqing JiangBei Weige Bridal and Trio-Tech (Chongqing) Co. Ltd for JiangBei MaoYe DongFang Square No.  31st floor 15 units of floor space in Shanghai China [Incorporated by reference to Exhibit 10.77 to the Registrant’s Annual Report on Form 10-K for June 30, 2008.]

10.78
Credit Facility Letter dated August 24, 2008, between Trio-Tech (M) Sdn Bhd and CIMB Bank Malaysia Berhad [Incorporated by reference to Exhibit 10.78 to the Registrant’s Annual Report on Form 10-K for June 30, 2008.]

21.1
Subsidiaries of the Registrant (100% owned by the Registrant except as otherwise stated)

Trio-Tech International Pte. Ltd., a Singapore Corporation
Universal (Far East) Pte. Ltd., a Singapore Corporation
Trio-Tech Reliability Services, a California Corporation
Express Test Corporation, a California Corporation
European Electronic Test Center. Ltd. a Cayman Islands Corporation
Trio-Tech Malaysia, a Malaysia Corporation (55% owned by the subsidiary of Registrant)
Trio-Tech Kuala Lumpur, a Malaysia Corporation (100% owned by Trio-Tech Malaysia)
Trio-Tech Bangkok, a Thailand Corporation
Trio-Tech Thailand, a Thailand Corporation
Prestal Enterprise Sdn. Bhd., a Malaysia Corporation (76% owned by the Registrant)
KTS Incorporated, dba Universal Systems, a California Corporation
Trio-Tech (Suzhou) Co. Ltd., a China Corporation
Trio-Tech (Shanghai) Co. Ltd., a China Corporation
Trio-Tech (ChongQing) Co. Ltd (100% owned by Trio-Tech International Pte. Ltd., a Singapore Corporation)
SHI International Pte Ltd (55%owned by the subsidiary of the Registrant)

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
    Date: October 2, 2009

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

/s/  A. Charles Wilson
A. Charles Wilson, Director
Chairman of the Board

/s/   Victor H. M. Ting
Victor H.M. Ting
Vice President, Chief Financial Officer
(Principal Financial Officer)

/s/  Jason T. Adelman
Jason T. Adelman, Director

/s/  Richard M. Horowitz
October 2, 2009 October 2, 2009 October 2, 2009 October 2, 2009

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Trio-Tech International
Van Nuys, California

We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 No. 333-38082, Form S-8 No. 333-40102 and Form S-8 No 333-147817 of Trio-Tech International of our report dated September 26, 2008,  relating to the consolidated financial statements which appear in this Form 10-K.

/s/ BDO Raffles

Singapore
October 2, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Trio-Tech International
Van Nuys, California

We have audited the accompanying consolidated balance sheet of Trio-Tech International and Subsidiaries (the “Company”) as of June 30, 2009, and the related consolidated statements of operations and comprehensive income, shareholders' equity and cash flows for the year ended June 30, 2009. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trio-Tech International and Subsidiaries at June 30, 2009, and the results of their operations and their cash flows for the year ended June 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

Mazars LLP
CERTIFIED PUBLIC ACCOUNTANTS

 /s/  Mazars LLP

Singapore
October 2, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Trio-Tech International
Van Nuys, California

We have audited the accompanying consolidated balance sheet of Trio-Tech International and Subsidiaries (the “Company”) as of June 30, 2008, and the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for the fiscal year ended June 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial report as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trio-Tech International and Subsidiaries as of June 30, 2008, the results of their operations and their cash flows for the fiscal year ended June 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Raffles

Singapore
September 26, 2008

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	June 30,	June 30,
	2009	2008
ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$6,037	$6,600
Short-term deposits	1,994	7,746
Trade accounts receivable, less allowance for doubtful accounts of $165 and $51	3,981	5,702
Other receivables	279	796
Inventories, less provision for obsolete inventory of $718 and $880	1,184	2,449
Prepaid expenses and other current assets	167	138
	13,642	23,431

INVESTMENT PROPERTY IN CHINA, Net	2,935	2,267
PROPERTY, PLANT AND EQUIPMENT, Net	6,607	8,136
OTHER INTANGIBLE ASSETS, Net	-	112
OTHER ASSETS	1,326	813
RESTRICTED TERM DEPOSITS	3,437	-
TOTAL ASSETS	$27,947	$34,759

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,025	$2,586
Accrued expenses	1,769	3,036
Income taxes payable	202	397
Current portion of bank loans payable	1,266	1,403
Current portion of capital leases	78	106
	4,340	7,528

BANK LOANS PAYABLE, net of current portion	237	1,620
CAPITAL LEASES, net of current portion	52	143
DEFERRED TAX LIABILITIES	526	510
OTHER NON-CURRENT LIABILITIES	10	9
TOTAL LIABILITIES	$5,165	$9,810

MINORITY INTEREST	2,918	2,808
COMMITMENT AND CONTINGENCIES (NOTE 13)
SHAREHOLDERS' EQUITY:
Common Stock; no par value, 15,000,000 shares authorized; 3,227,430 and 3,226,430 shares issued and outstanding at June 30, 2009 and 2008, respectively	10,365	10,362
Additional paid-in capital	1,446	928
Accumulated retained earnings	6,859	8,825
Accumulated other comprehensive loss-translation adjustments	1,194	2,026
	19,864	22,141
TOTAL LIABILITIES AND
SHAREHOLDERS’ EQUITY	$27,947	$34,759

See accompanying notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
	Years Ended June 30,
	2009	2008
Revenue
Products	$9,876	$22,142
Services	9,758	18,172
Others	413	103
	20,047	40,417
Cost of Sales
Cost of products sold	8,291	18,816
Cost of services rendered	6,918	12,623
Others	75	-
	15,284	31,439

Gross Margin	4,763	8,978

Operating Expenses
General and administrative	5,805	7,844
Selling	367	645
Research and development	39	55
Impairment loss	623	450
Gain on disposal of property, plant and equipment	(60)	(78)
Total Operating Expenses	6,774	8,916

(Loss) Income from Operations	(2,011)	62

Other (Expenses) Income
Interest expense	(165)	(296)
Other (expenses) income	303	(156)
Total Other (Expense) Income	138	(452)

Loss from Operations Before
Income Tax	(1,873)	(390)

Income Tax Benefit / (Expense)	51	(216)

Loss from Operations before
Minority Interest	(1,822)	(606)

Minority interest	(144)	(350)

Net Loss Attributed to Common Shares	$(1,966)	$(956)

Loss per share :
Basic	$(0.61)	$(0.30)
Diluted	$(0.61)	$(0.30)

Weighted Average Shares Outstanding
Basic	3,227	3,226
Diluted	3,227	3,226

COMPREHENSIVE (LOSS) INCOME :
Net loss	(1,966)	(956)
Foreign currency translation adjustment	(832)	1,548

COMPREHENSIVE (LOSS) INCOME	$(2,798)	$592

See accompanying notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (IN THOUSANDS)
	Common Stock		Additional Paid-in	Accumulated Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total

Balance at July 1, 2007	3,226	$10,361	$460	$10,135	$478	$21,434

Cash received from stock
options exercised	-	1				1
Stock option expenses			468			468
Net loss				(956)		(956)
Dividend declared				(354)		(354)
Translation adjustment					1,548	1,548

Balance at June 30, 2008	3,226	10,362	928	8,825	2,026	22,141

Cash received from stock
options exercised	1	3				3
Stock option expenses			518			518
Net loss				(1,966)		(1,966)
Translation adjustment					(832)	(832)

Balance at June 30, 2009	3,227	$10,365	$1,446	$6,859	$1,194	$19,864

See accompanying notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (IN THOUSANDS)
	Years Ended June 30,
	2009	2008
Cash Flow from Operating Activities
Net loss	$(1,966)	$(956)
Adjustments to reconcile from net loss to net cash flow provided by (used in) operating activities
Depreciation and amortization	2,135	2,715
Bad debts expense, net	128	9
Inventory provision	162	98
Accrued interest expense net accrued interest income	(89)	(128)
Impairment loss	623	450
Stock compensation expense	518	468
Gain on sale of equipment	(60)	(78)
Deferred tax provision	16	(119)
Investment income	(211)	-
Minority interest	110	350
Changes in operating assets and liabilities, net of acquisition effects
Accounts receivables	1,593	1,699
Other receivables	517	(551)
Other assets	(513)	(152)
Inventories	1,103	(601)
Prepaid expenses and other liabilities	(29)	(16)
Accounts payable and accrued liabilities	(2,828)	(997)
Other payables	1	9
Income tax payable	(195)	(295)
Net cash provided by operating activities	1,015	1,905

Cash Flow from Investing Activities
Proceeds from unrestricted and restricted term deposits	3,861	29,499
Investments in unrestricted and restricted term deposits	(1,425)	(29,252)
Additions to property, plant and equipment	(1,358)	(3,357)
Investment in Chongqing, China	(529)	(2,267)
Proceeds from sales of equipment	251	106
Net cash (used in) provided by investing activities	800	(5,271)

Cash Flow From Financing Activities
Repayment of bank loans and capital leases	(1,671)	(1,651)
Proceeds from long-term bank loans and capital leases	-	3,822
Proceeds from exercising stock options	3	1
Dividends paid to shareholders	-	(354)
Net cash (used in) provided by financing activities	(1,668)	1,818

Effect of Changes in Exchange Rate	(563)	1,013

NET DECREASE IN CASH & CASH EQUIVALENTS	(563)	(535)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,600	7,135
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,037	$6,600

Supplementary Information of Cash Flows
Cash paid during the period for:
Interest	$160	$248
Income taxes	$52	$745

Capital lease of property, plant and equipment	$-	$96

See accompanying notes to consolidated financial statements.

 TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2009 AND 2008
(IN THOUSANDS, EXCEPT PER SHARE AND NUMBER OF SHARES)

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Basis of Presentation and Principles of Consolidation - Trio-Tech International (“the Company” or “TTI” hereafter) was incorporated in fiscal 1958 under the laws of the State of California.  TTI provides third-party semiconductor testing and burn-in services primarily through its laboratories in Southeast Asia. In addition, TTI operates testing facilities in the United States.  The Company also designs, develops, manufactures and markets a broad range of equipment and systems used in the manufacturing and testing of semiconductor devices and electronic components. TTI conducts business in four business segments: Testing Services, Manufacturing, Distribution and Real Estate.  TTI has subsidiaries in the U.S., Singapore, Malaysia, Thailand, and China as follows:
	Ownership	Location

Express Test Corporation (Dormant)	100%	Van Nuys, California
Trio-Tech Reliability Services (Dormant)	100%	Van Nuys, California
KTS Incorporated, dba Universal Systems (Dormant)	100%	Van Nuys, California
European Electronic Test Centre (Operation ceased on November 1, 2005)	100%	Dublin, Ireland
Trio-Tech International Pte., Ltd.	100%	Singapore
Universal (Far East) Pte., Ltd.	100%	Singapore
Trio-Tech Thailand	100%	Bangkok, Thailand
Trio-Tech Bangkok	100%	Bangkok, Thailand
Trio-Tech Malaysia	55%	Penang and Selangor, Malaysia
Trio-Tech Kuala Lumpur – 100% owned by Trio-Tech Malaysia	55%	Selangor, Malaysia
Prestal Enterprise Sdn. Bhd.	76%	Selangor, Malaysia
Trio-Tech (Suzhou) Co., Ltd.	100%	Suzhou, China
Trio-Tech (Shanghai) Co., Ltd.	100%	Shanghai, China
Trio-Tech (Chongqing) Co., Ltd.	100%	Chongqing, China
SHI International Pte., Ltd. (newly formed in fiscal 2009)	55%	Singapore

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (‘‘US GAAP’’). The basis of accounting differs from that used in the statutory financial statements of the Company’s subsidiaries and equity investee companies, which are prepared in accordance with the accounting principles generally accepted in their respective countries of incorporation. In the opinion of management, the consolidated financial statements have reflected all costs incurred by the Company and its subsidiaries in operating the business.

All dollar amounts in the financial statements and in the notes herein are U.S. dollars (‘‘US$’’) unless otherwise designated.

Liquidity - During 2009 the Company incurred a net loss of $1,966.  The Company was also not in compliance with certain covenants related to financial ratios for its notes payable, but was successful in obtaining waivers from the financial institution.

The Company operates in a volatile industry, whereby its average selling prices and product costs are influenced by competitive factors. These factors create pressures on sales, costs, earnings and cash flows, which will impact liquidity.

The Company believes the current cash reserves and debt availability will be adequate for fiscal 2010, however the world wide economic climax is expected to continue to adversely impact operations. The Company is continually monitoring its expenses to be in line with projected sales.

Foreign Currency Translation and Transactions — The Singapore dollar, the national currency of Singapore, is the primary currency of the economic environment in which the operations in Singapore are conducted.  The Company also operates in Malaysia, Thailand and China, of which the Malaysian ringgit, Thai baht and Chinese remimbi, respectively, are the national currencies.  The Company uses the United States dollar (“U.S. dollars”) for financial reporting purposes.

The Company translates assets and liabilities of its subsidiaries outside the U.S. into U.S. dollars using the rate of exchange prevailing at the balance sheet date, and the statement of operations is translated at average rates during the reporting period.  Adjustments resulting from the translation of the subsidiaries’ financial statements from foreign currencies into U.S. dollars are recorded in shareholders' equity as part of accumulated comprehensive loss - translation adjustments.  Gains or losses resulting from transactions denominated in currencies other than functional currencies of the Company’s subsidiaries are reflected in income for the reporting period.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Among the more significant estimates included in these financial statements are the estimated allowance for doubtful accounts receivable, reserve for obsolete inventory, reserve for warranty, impairments and the deferred income tax asset allowance.  Actual results could materially differ from those estimates.

During the second quarter of fiscal year 2009, Trio-Tech International Pte., Ltd. (Singapore operations) reversed approximately $159 in accruals based on new and updated information.  This was related to the reversal of bonus provisions and annual leave provisions that were included in accrued expenses at September 30, 2008.  The provision for bonuses in the amount of $118 was based and inline with Company’s policy and guidelines related to bonuses and the financial results of the Singapore operation, group objectives and individual employee performance set up at the beginning of fiscal year 2009, and employee headcount on June 30, 2008.  However, as the Singapore operations suffered higher than expected operating losses during the six months ended December 31, 2008, management believed that the Singapore operations would not be able to meet the criteria of the initial financial objectives created at the beginning of fiscal 2009.  The Company does not have any legal or contractual obligation for the payment of bonuses, hence the reversal was required. Accordingly, the over-provision of $159 was reversed during the second quarter of fiscal 2009.

These changes in estimate decreased the cost of sales by $84 and decreased general and administrative expenses by $75. The net impact was an increase in net income for fiscal 2009 of $159, or $0.05 per basic and diluted share.

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

Revenue Recognition — Revenue derived from testing services is recognized when testing services are rendered. Revenues generated from sales of products in the manufacturing and distribution segments are recognized when persuasive evidence of an arrangement exists, delivery of the products has occurred, customer acceptance has been obtained (which means the significant risks and rewards of ownership have been transferred to the customer), the price is fixed or determinable and collectability is reasonably assured.  Certain products sold (in the manufacturing segment) require installation and training to be performed.  In accordance with GAAP, rental revenue is recognized on a straight-line basis over the terms of the respective leases. This means that, with respect to a particular lease, actual amounts billed in accordance with the lease during any given period may be higher or lower than the amount of rental revenue recognized for the period. Straight-line rental revenue is commenced when the tenant assumes possession of the leased premises. Accrued straight-line rents receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with lease agreements.

Revenue from product sales is also recorded in accordance with the provisions of Emerging Issues Task Force (EITF) Statement 00-21 Revenue Arrangements with Multiple Deliverables and Staff Accounting Bulletin (SAB) 104 Revenue Recognition in Financial Statements, which generally require revenue earned on product sales involving multiple-elements to be allocated to each element based on the relative fair values of those elements.  Accordingly, the Company allocates revenue to each element in a multiple-element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold and specifically defined in a quotation or contract.  The Company allocates a portion of the invoice value to products sold and the remaining portion of invoice value to installation work in proportion to the fair value of products sold and installation work to be performed.   Training elements are valued based on hourly rates, which the Company charges for these services when sold apart from product sales.  The fair value determination of products sold and the installation and training work is also based on our specific historical experience of the relative fair values of the elements if there is no easily observable market price to be considered. In fiscal 2009 and 2008, the installation revenues generated in connection with product sales were immaterial and included in the product sales revenue line on the consolidated statements of operations.

GST / Indirect Taxes — The Company’s policy is to present taxes collected from customers and remitted to governmental authorities on a net basis. The Company records the amounts collected as a current liability and relieves such liability upon remittance to the taxing authority without impacting revenues or expenses.

Accounts Receivable and Allowance for Doubtful Accounts — During the normal course of business, the Company extends unsecured credit to its customers.  Typically, credit terms require payment to be made between 30 to 60 days from the date of the sale.  We do not require collateral from our customers.

Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. The Company includes any account balances that are determined to be uncollectible, along with a general reserve, in the overall allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  Based on the information available to management, the Company believed that its allowance for doubtful accounts was adequate as of June 30, 2009.

Warranty Costs — The Company provides for the estimated costs that may be incurred under its warranty program at the time the sale is recorded.  The Company estimates warranty costs based on the historical rates of warranty returns.  The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.

Cash and Cash Equivalents —  The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Term Deposits — Term deposits consist of bank balances and interest bearing deposits having maturity of 1 to 12 months.  As of June 30, 2009, the Company held approximately $97 of unrestricted and $126 restricted term deposits in the Company’s 55% owned Malaysian subsidiary, all of which were denominated in the currency of Malaysia.  The entire amount of unrestricted term deposit is available for dividend distribution, which is subject to the sufficiency requirement of retained earnings under Malaysia laws and regulations.  As of June 30, 2009, the Company held approximately $621 of unrestricted and $3,311 of restricted term deposits in the Company’s 100% owned Trio Tech International Pte., Ltd., which was denominated in Singapore currency, unrestricted term deposit of approximately $1,273 in the Company's 100% owned Suzhou subsidiary which was denominated in Chinese yuan and approximately $3 in the Company's 100% owned Thailand subsidiary which was denominated in Thai baht.

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

Property, Plant and Equipment & Investment Property in China — Property, plant and equipment and investment property in China are stated at cost, less accumulated depreciation and amortization.  Depreciation is provided for over the estimated useful lives of the assets using the straight-line method. Amortization of leasehold improvements is provided for over the lease terms or the estimated useful lives of the assets, whichever is the shorter, using the straight-line method.

Maintenance, repairs and minor renewals are charged directly to expense as incurred.  Additions and improvements to property and equipment are capitalized.  When assets are disposed of, the related cost and accumulated depreciation thereon are removed from the accounts and any resulting gain or loss is included in the statement of operations.

Other Intangible Assets — The Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), effective January 1, 2002. Under SFAS 142, goodwill and indefinite lived intangible assets are not amortized, but are reviewed annually for impairment, or more frequently, if indications of possible impairment exist. , the Company identified a customer relationship as the only intangible asset with a finite life of five years during the process of acquiring the testing business in Malaysia in July 2005.  The estimated fair value of this intangible asset was approximately $482 and is being amortized over a five-year period on a straight-line basis.  No impairment loss was recorded during fiscal 2009 and 2008. The intangible assets were fully amortized as of June 30, 2009.

Impairment of Long-Lived Assets — The Company applies the provisions of Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), to property, plant and equipment, investment property in China and other intangible assets such as customer relationships.  SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets.  Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

Leases — The Company leased certain property, plant and equipment in the ordinary course of business.  The leases had varying terms.  Some may have included renewal and/or purchase options, escalation clauses, restrictions, penalties or other obligations that the Company considered in determining minimum lease payments.  The leases were classified as either capital leases or operating leases, in accordance with SFAS 13, Accounting for Leases. The Company records monthly rent expense equal to the total amount of the payments due in the reporting period over the lease term in accordance with accounting principles accepted by the United States of America.  The difference between rent expense recorded and the amount paid is credited or charged to deferred rent, which is included in accrued expenses in the accompanying consolidated balance sheet.

Management expects that in the normal course of business, operating leases will be renewed or replaced by other leases.  The future minimum operating lease payments, for which the Company is contractually obligated as of June 30, 2009, are disclosed in the notes to the consolidated financial statements.

Assets under capital leases are capitalized using interest rates appropriate at the inception of each lease and are depreciated over either the estimated useful life of the asset or the lease term on a straight-line basis.  The present value of the related lease payments is recorded as a contractual obligation.  The future minimum annual capital lease payments are included in the total future contractual obligations as disclosed in Note 13 of the consolidated financial statements.

Comprehensive Income (Loss) — Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income, (“SFAS No. 130”) establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of general-purpose financial statements. The Company has chosen to report comprehensive income (loss) in the statements of operations and comprehensive income (loss).  Comprehensive income (loss) is comprised of net income (loss) and all changes to shareholders’ equity except those due to investments by owners and distributions to owners.

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

The calculation of tax liabilities involves dealing with uncertainties in the application of complex global tax regulations. The Company recognizes potential liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on its estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.

Retained Earnings — It is the intention of the Company to reinvest earnings of its foreign subsidiaries in the operations of those subsidiaries.  Accordingly, no provision has been made for U.S. income and foreign withholding taxes that would result if such earnings were repatriated.  These taxes are undeterminable at this time.  The amount of earnings retained in subsidiaries were $13,342 and $15,439 at June 30, 2009 and 2008,  respectively.

Research and Development Costs — The Company incurred research and development costs of $39 in fiscal 2009 and  $55 in fiscal 2008, which were charged to operating expenses as incurred.

Stock Based Compensation — The Company adopted the fair value recognition provisions under SFAS No. 123R Share Based Payments, using the modified prospective application method. Under this transition method, compensation cost recognized during the twelve months ended June 30, 2009 included the applicable amounts of: (a) compensation cost of all share-based payments granted prior to, but not yet vested as of, July 1, 2005 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123) and (b) compensation cost for all share-based payments granted subsequent to June 30, 2005.

Earnings per Share —  Computation of basic earnings per share is conducted by dividing net income available to common shares (numerator) by the weighted average number of common shares outstanding (denominator) during a reporting period.  Computation of diluted earnings per share gives effect to all dilutive potential common shares outstanding during a reporting period.  In computing diluted earnings per share, the average market price of common shares for a reporting period is used in determining the number of shares assumed to be purchased from the exercise of stock options.  In fiscal year 2009 and 2008, all the outstanding options were excluded in the computation of diluted EPS since they were anti-dilutive.

Fair Values of Financial Instruments — Carrying value of trade accounts receivable, accounts payable, accrued liabilities, and term deposits approximate their fair value due to their short-term maturities.  Carrying values of the Company’s lines of credit and long-term debt are considered to approximate their fair value because the interest rates associated with the lines of credit and long-term debt are adjustable in accordance with market situations when the Company tries to borrow funds with similar terms and remaining maturities. See Note 23 for detailed discussion of the fair value measurement of financial instruments.

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

Reclassification — Certain reclassification has been made to the previous year’s financial statements to conform to current year presentation, specifically related to segment reporting, with no effect on previously reported net income.

2.           NEW ACCOUNTING PRONOUNCEMENTS

In July 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS. 168"). Statement No. 168 supersedes Statement No. 162 issued in May 2008. Statement No. 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.   This Statement is effective for interim and annual periods ending after September 15, 2009. The adoption of Statement No. 168 is not expected to materially impact the Company’s consolidated financial position or results of operations.

In June 2009 the FASB issued SFAS 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167). SFAS 167 eliminates Interpretation 46(R)’s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying Interpretation 46(R)’s provisions. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. SFAS 167 will be effective January 1, 2010. The adoption of this pronouncement is not expected to have a material impact on the Company’s consolidated financial position and results of operations

In June 2009 the FASB issued SFAS 166, Accounting for Transfers of Financial Assets — an Amendment of FASB Statement No. 140 (SFAS 166). SFAS 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS 166 will be effective January 1, 2010. The adoption of this pronouncement is not expected to have a material impact on the Company’s consolidated financial position and results of consolidated operations.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. This Statement sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Statement is effective for interim and annual periods ending after June 15, 2009. The company adopted this Statement in the year ended June 30, 2009.  Subsequent events were evaluated through September 28, 2009, the date on which the financial statements were issued. This Statement did not impact the Company’s consolidated financial position and results of operations.

In April 2009, the FASB issued Staff Position (“FSP”) FAS 157-4, Determining Fair Value When the Volume or Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions that are Not Orderly (“FSP FAS157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased and requires that companies provide interim and annual disclosures of the inputs and valuation technique(s) used to measure fair value. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 and is to be applied prospectively. This Statement did not have material impact on the Company’s consolidated financial position and results of consolidated operations.

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

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 are effective for interim and annual reporting periods ending after June 15, 2009. The Company does not believe that the adoption of FSP 107-1 and APB 28-1 will have an impact on the Company’s financial statements.

The Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”) on July 1, 2008 for financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS 157 defines fair value, establishes a framework for measuring fair value as required by other accounting pronouncements and expands fair value measurement disclosures. The provisions of SFAS 157 are applied prospectively upon adoption and do not have a material impact on our consolidated financial statements. The disclosures required by SFAS 157 are included in Note 23, Fair Value Measurement, to these consolidated financial statements.

The Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS 159”) as of July 1, 2008. SFAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value. We did not elect the fair value option for any assets or liabilities which were not previously carried at fair value. Accordingly, the adoption of SFAS 159 had no impact on our consolidated financial statements.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007), Business Combinations, or SFAS No. 141R.  SFAS No. 141R will change the accounting for business combinations in a number of areas including the treatment of contingent considerations, pre-acquisition contingencies, transaction costs, in-process research and development, and restructuring costs.  Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.  SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company has not completed its evaluation of the potential impact of the adoption SFAS 141R on the accounting for future acquisitions.

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

3.           INVENTORIES

Inventories consisted of the following:
	June 30, 2009	June 30, 2008

Raw materials	$1,084	$1,297
Works in progress	645	1,797
Finished goods	173	235
Provision for obsolete inventory	(718)	(880)
	$1,184	$2,449

4.           STOCK OPTIONS

As of June 30, 2009, there were outstanding options to purchase 2,750 shares of Common Stock which had been granted pursuant to the 1998 Employee Option Plan, which plan was terminated on December 2, 2005 by the Company’s Board of Directors.

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

Assumptions

The fair value for these awards was estimated using the Black-Scholes option pricing model with the following weighted average assumptions, assuming no expected dividends:
	Years Ended June 30
	2009	2008

Expected volatility	107.18-145.18%	110.91-117.70%
Risk-free interest rate	1.27 – 2.48%	2.90%
Expected life (years)	2.00 - 3.25	2.00

The expected volatilities are based on the historical volatility of the Company’s stock.  The observation is made on a weekly basis.  The observation period covered is consistent with the expected life of options.  The Company applied Staff Accounting Bulletin (SAB) No. 107 in estimating the expected life of stock options, which, among other provisions, allowed companies without access to adequate historical data about employee exercise behavior to use a simplified approach for estimating the expected term of a "plain vanilla" option grant.  The simplified rule for estimating the expected term of such an option was the average of the time to vesting and the full term of the option. The risk-free rate is consistent with the expected terms of the stock options and is based on the United States Treasury yield curve in effect at the time of grant.

2007 Employee Stock Option Plan

The Company’s 2007 Employee Stock Option Plan (the “2007 Employee Plan”), which is shareholder-approved, permits the grant of stock options to its employees of up to 300,000 shares of Common Stock.  Under the 2007 Employee Plan, all options must be granted with an exercise price of not less than “fair market value” as of the grant date and the options granted should be exercisable within a maximum of ten years after the date of grant, or such lesser period of time as is set forth in the stock option agreements. The options may be exercisable (a) immediately as of the effective date of the stock option agreement granting the option, or (b) in accordance with a schedule related to the date of the grant of the option, the date of first employment, or such other date as may be set by the Compensation Committee.  Generally, options granted under the 2007 Employee Plan are exercisable within five years after the date of grant, and vest over the period as follows: 25% vesting on the grant date and the remaining balance vesting in equal installments on the next three succeeding anniversaries of the grant date.  The share-based compensation will be recognized in terms of the grade method over the vesting period. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the 2007 Employee Plan).

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

During the first quarter of fiscal 2009, pursuant to the 2007 Employee Plan, stock options covering 50,000 shares of Common Stock were granted to certain officers and employees with an exercise price equal to the fair market value of the Company’s Common Stock (as defined under the 2007 Employee Plan in conformity with Regulation 409A of the Internal Revenue Code of 1986, as amended) at the date of grant.  The fair market value of the 50,000 shares of the Company’s Common Stock issuable upon exercise of such stock options was approximately $136 based on the fair value of $2.71 per share determined by using the Black Scholes option pricing model.

During the fourth quarter of fiscal 2009, pursuant to the 2007 Employee Plan, stock options covering 197,000 shares of Common Stock were granted to certain officers and employees with an exercise price equal to the fair market value of the Company’s Common Stock (as defined under the 2007 Employee Plan in conformity with Regulation 409A of the Internal Revenue Code of 1986, as amended) at the date of grant.  The fair market value of the 197,000 shares of the Company’s Common Stock issuable upon exercise of such stock options was approximately $276 based on the fair value of $1.40 per share determined by using the Black Scholes option pricing model.

The Company recognized stock-based compensation expense of approximately $260 in fiscal year 2009 under the 2007 Employee Plan.  Unamortized stock-based compensation of $248 based on fair value on the grant date related to options granted under the 2007 Employee Plan is expected to be recognized over a period of three years.

As of June 30, 2009, there were vested employee stock options covering a total of 80,625 shares of Common Stock. The weighted-average exercise price was $7.79 and the weighted average remaining contractual term was 4.41 years. The total intrinsic value of vested employee stock options during the year ended June 30, 2009 was zero. A summary of option activities under the 2007 Employee Plan during the year ended June 30, 2009 is presented as follows:

		Weighted- Average	Weighted - Average Remaining Contractual	Aggregate
	Options	Exercise Price	Term (Years)	Intrinsic Value

Outstanding at July 1, 2008	44,000	$9.57	4.43	--
Granted	247,000	$2.35	4.63	--
Exercised	-	--
Forfeited or expired	(8,000)	$7.49
Outstanding at June 30, 2009	283,000	$3.32	4.47	--
Exercisable at June 30, 2009	80,625	$4.09	4.41	--

A summary of the status of the Company’s non-vested employee stock options during the year ended June 30, 2009 is presented below:
		Weighted-Average Grant-Date
	Options	Fair Value

Non-vested at July 1, 2008	33,000	$5.55
Granted	247,000	$1.67
Vested	(69,625)	$2.14
Forfeited	(8,000)	$4.31
Non-vested at June 30, 2009	202,375	$3.84

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

During the first quarter of 2009, pursuant to the 2007 Directors Plan, stock options covering 60,000 shares of Common Stock were granted to our directors with an exercise price equal to the fair market value of our Common Stock (as defined under the 2007 Directors Plan in conformity with Regulation 409A or the Internal Revenue Code of 1986, as amended) at the date of grant.  The fair market value of the 60,000 shares of the Company’s Common Stock issuable upon exercise of such stock options was approximately $163 based on the fair value of $2.71 per share determined by the Black Scholes option pricing model.

During the fourth quarter of 2009, pursuant to the 2007 Directors Plan, we granted stock options covering 80,000 shares of Common Stock to our directors with an exercise price equal to the fair market value of our Common Stock (as defined under the 2007 Directors Plan in conformity with Regulation 409A or the Internal Revenue Code of 1986, as amended) at the date of grant.  The fair market value of the 80,000 shares of the Company’s Common Stock issuable upon exercise of such stock options was approximately $95 based on the fair value of $1.18 per share determined by the Black Scholes option pricing model.

There were no options exercised under the 2007 Directors Equity Incentive Plan during the years ended June 30, 2009 and 2008.  The Company recognized stock-based compensation expense of $258 and $333 in the year ended June 30, 2009 and 2008 respectively under the 2007 Directors Plan.

A summary of option activities under the 2007 Directors Plan during the year ended June 30, 2009 is presented as follow:

		Weighted- Average	Weighted - Average Remaining Contractual	Aggregate
	Options	Exercise Price	Term (Years)	Intrinsic Value

Outstanding at July 1, 2008	60,000	$9.57	4.43	--
Granted	140,000	$3.04	4.46	--
Exercised	--	--
Forfeited or expired	--	--
Outstanding at June 30, 2009	200,000	$5.00	4.15	--
Exercisable at June 30, 2009	200,000	$5.00	4.15	--

1998 Stock Option Plan

A summary of option activities under the 1998 Plan during the year ended June 30, 2009 is presented as follow:

		Weighted- Average	Weighted - Average Remaining Contractual	Aggregate
	Options	Exercise Price	Term (Years)	Intrinsic Value

Outstanding at July 1, 2008	12,550	$3.03	0.24	--
Granted	--	--
Exercised	(1,000)	$2.66
Forfeited or expired	(8,800)	$2.66
Outstanding at June 30, 2009	2,750	$4.40	0	--
Exercisable at June 30, 2009	2,750	$4.40	0	--

The intrinsic value of 2,750 options exercisable was zero. Cash received from options exercised in the year ended June 30, 2009 was approximately $3.

As at June 30, 2009, all options under 1998 plan are fully vested.

5.            EARNINGS PER SHARE

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

Options to purchase 485,750 shares of Common Stock at exercise prices ranging from $1.72 to $9.57 per share were outstanding as of June 30, 2009. All the outstanding options were excluded in the computation of diluted EPS for fiscal 2009 since they were anti-dilutive.

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

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted EPS for the years presented herein:
	For the Year Ended June 30,
	2009	2008

Loss Attributable to Common Shares	$(1,966)	$(956)

Basic Loss Per Share	(0.61)	(0.30)
Diluted Loss Per Share	(0.61)	(0.30)

Weighted average number of common shares outstanding - basic	3,227	3,226

Dilutive effect of stock options	-	-

Number of shares used to compute earnings per share - diluted	3,227	3,226

6.           PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	Estimated Useful Life	June 30,
	in Years	2009	2008

Building and improvements	3-20	$319	$319
Leasehold improvements	3-27	2,932	3,689
Machinery and equipment	3-7	11,126	9,458
Furniture and fixtures	3-5	828	877
Equipment under capital leases	3-5	531	786
		15,736	15,130

Less:
Accumulated depreciation and amortization		8,709	6,686
Accumulated amortization on equipment under capital leases		420	308
		$6,607	$8,136

Depreciation and amortization expenses during fiscal 2009 and 2008 were $2,135 (of which $112 related to intangible assets) and $2,715(of which $106 related to intangible assets), respectively.

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

The following table represents the changes in the allowance for doubtful accounts:

	For the Year Ended June 30,
	2009	2008

Beginning	$51	$42
Additions charged to cost and expenses	128	24
Recovered	(14)	(15)
Ending	$165	$51

8.           ACCRUED EXPENSES

Accrued expenses consisted of the following:

	For the Year Ended June 30,
	2009	2008
Payroll and related costs	$531	$1,360
Commissions	30	96
Customer deposits	-	108
Legal and audit	102	182
Sales tax	17	7
Utilities	148	198
Warranty	49	113
Accrued purchase of materials and fixed assets	281	154
Provision for re-installment cost	96	167
Insurance	3	2
Withholding tax	-	7
Other professional fees	331	288
Production expenses	-	90
Provision for productivity funds	-	54
Other accrued expenses	181	292
Total	$1,769	3,036

9.           WARRANTY ACCRUAL

The Company provides one-year warranty coverage for certain products manufactured by the Company. The Company estimates the warranty costs based on the historical rate of warranty returns. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.

	For the Year Ended June 30,
	2009	2008

Beginning	$113	$211
Additions charged to cost and expenses	-	-
Reversal	(47)	(80)
Actual usage	(17)	(18)
Ending	$49	$113

10.          BANK LOANS PAYABLE

Bank loans payable consisted of the following:
	June 30,
	2009	2008

Note payable denominated in Singapore dollars to a commercial bank for infrastructure investment, maturing in April 2009, bearing interest at the bank’s prime rate (4.25% at June 30, 2009 and June 30, 2008) plus 1% per annum, with monthly payments of principal plus interest through April 2009, collateralized by fixed deposits.	$-	$54

Note payable denominated in Singapore dollars to a commercial bank for expansion plans in Singapore and China, maturing in August 2010, bearing interest at the bank’s prime rate (5.53% and 2.517% at June 30, 2009 and 2008) plus 3.5% per annum, with monthly payments of principal plus interest of $124 through June 2009, collateralized by Corporate Guarantee. This note payable is secured by cash deposits of $2,759 as at June 30, 2009, which is reported as non-current assets, restricted term deposits on the consolidated balance sheet.	1,503	2,969

Current portion	(1,266)	(1,403)
Long term portion of bank loans payable	$237	$1,620

The bank loan payables non-current portion of $237 expired in the year ending June 30, 2010.

Effective interest rate was 3.63% for the outstanding loan as of June 30, 2009.

11.           ADOPTION OF FIN 48

The Company adopted FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (FIN 48), on July 1, 2007. The Company has recorded a charge to the beginning balance of retained earnings of $256 as a result of implementing FIN 48.  A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(in thousands)
Balance at adoption, July 1, 2007	$(256)
Additions based on current year tax positions	(74)
Additions for prior year(s) tax positions	(32)

Balance at June 30, 2008	(362)
Additions for current year’s(s) tax positions	(71)
Reductions for prior year(s) tax positions	187
Settlement	45
Balance at June 30, 2009	$(201)

The Company accrues penalties and interest on unrecognized tax benefits when necessary as a component of penalties and interest expenses, respectively.  The Company had not accrued any penalties or interest expenses relating to unrecognized benefits as at June 30, 2009 and 2008.

The major tax jurisdictions in which the Company files income tax returns are the United States, Singapore and Malaysia.  The statute of limitations, in general, is open for years 2004 to 2009 for tax authorities in those jurisdictions to audit or examine income tax returns.  The Company is under annual review by the government of Singapore.  However, the Company is not currently under tax examination in any other jurisdiction.

12.           INCOME TAXES

The Company generates income or loss before income taxes and minority interest in the U.S., Singapore, Thailand and Malaysia and files income tax returns in these countries.  The summarized income or loss before income taxes and minority interest in the U.S. and foreign countries for fiscal 2009 and 2008 were as follows:

	For the Year Ended June 30,
	2009	2008

U.S.	$58	$(243)
Foreign	(1,931)	(147)
Total	$(1,873)	$(390)

On a consolidated basis, the Company’s net income tax provisions (benefits) were as follows:

	For the Year Ended June 30,
	2009	2008
Federal	$-	$-
State	2	5
Foreign	(46)	74
	(44)	79
Deferred:
Federal	-	-
State	-	-
Foreign	7	137
	$(51)	$216

The reconciliation between the U.S. federal tax rate and the effective income tax rate was as follows:

	For the Year Ended June 30,
	2009		2008
Statutory federal tax rate	(34	) %	(34	) %
State taxes, net of federal benefit	(6)		(6)
Foreign tax rate reduction	38		69
Other	(4)		18
Changes in valuation allowance	3		8
Effective rate	(3	) %	55%

At June 30, 2009, the Company had net operating loss carry forwards of approximately $129 and $1,745 for federal and state tax purposes, respectively, expiring through 2029.  The Company also had tax credit carry forwards of approximately $863 for federal income tax purposes expiring through 2015.

The components of deferred income tax assets (liabilities) were as follows:

	For the Year Ended June 30,
	2009	2008
Deferred tax assets:
Net operating losses and credits	$1, 565	$1,004
Inventory valuation	98	171
Depreciation	4	1
Provision for bad debts	2	2
Accrued vacation	12	12
Accrued expenses	3	12
Other	1	24
Total deferred tax assets	1,685	1,226

Deferred tax liabilities:
Depreciation	(526)	(534)
Other	-	-
Total deferred income tax liabilities	(526)	(534)

Subtotal	1,159	692
Valuation allowance	(1,685)	(1,202)
Net deferred tax liabilities	$(526)	$(510)

The valuation allowance increased by $483 and $100 in fiscal 2009 and 2008, respectively. Management believed that it was more likely than not that the future benefits from these timing differences would not be realized.  Accordingly, a full valuation allowance was provided as of June 30, 2009 and 2008.

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

13.  COMMITMENTS AND CONTINGENCIES

The Company leases certain of its facilities and equipment under long-term agreements expiring at various dates through fiscal 2012. Certain of these leases require the Company to pay real estate taxes and insurance and provide for escalation of lease costs based on certain indices.  Future minimum payments under capital leases and non-cancelable operating leases and net rental income under non-cancelable sub-leased properties as of June 30, 2009 were as follows:

Years Ending June 30,	Capital Leases	Operating Leases	Sub-lease Rental Income	Net Operating Leases
2010	$84	$538	$84	$454
2011	56	304	36	268
2012	-	114	-	114

Total future minimum lease payments	140	$956	$120	$836
Less amount representing interest	(10)
Present value of net minimum lease payments	130
Less current portion of capital lease obligations	(78)
Long-term obligations under capital leases	$52

The Company entered into two sublease agreements with third parties to rent out the properties in Malaysia in December 2007 and March 2008, which expire in November 2009 and June 2010, respectively.  Total rental income from subleases amounted to $119 in fiscal 2009 and $156 in fiscal 2008.

Total rental expense on all operating leases, cancelable and non-cancelable, amounted to $1,024 in fiscal 2009 and $1,301 in fiscal 2008.

The Company is, from time to time, the subject of litigation claims and assessments arising out of matters occurring in its normal business operations.  In the opinion of management, resolution of these matters will not have a material adverse effect on the Company’s financial statements.

14.           TRANSACTIONS IN SHAREHOLDERS’ EQUITY

Fiscal 2009

On July 11, 2008, the Board of Directors granted options to acquire up to an aggregate of 50,000 shares of the Company’s Common Stock pursuant to the 2007 Employee Stock Option Plan and options to acquire up to an aggregate of 60,000 shares of stock under the 2007 Directors Equity Inventive Plan, all with an exercise price of $4.81 per share (equal to the market price at the grant date).

On April 13, 2009, the Board of Directors granted options to acquire up to an aggregate of 197,000 shares of the Company’s Common Stock pursuant to the 2007 Employee Stock Option Plan and options to acquire up to an aggregate of 80,000 shares of stock under the 2007 Directors Equity Inventive Plan, all with an exercise price of $1.72 per share (equal to the market price at the grant date).

The options granted to directors vested in full on the grant date.  The options granted to the employee have a five-year contractual life and vested 25% on the grant date and will vest as to an additional 25% at each anniversary date.  Under the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payments, using the modified prospective application method, the compensation cost recognized was $518.

The Company translates adjustments related to the translation of assets and liabilities outside the U.S. into U.S. dollars, which totaled $832 as of June 30, 2009.

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

15.           CONCENTRATION OF CUSTOMERS

The Company had three major customers that accounted for the following accounts receivable and sales during the fiscal years ended:
Years Ended June 30,
	2009	2008
Sales
- Customer A	8%	42%
- Customer B	43%	34%
- Customer C	8%	4%

Accounts Receivable
- Customer A	11%	17%
- Customer B	40%	52%
- Customer C	16%	9%

16.           INVESTMENT PROPERTY IN CHONGQING, CHINA

The following table presents the Company’s investment in China in fiscal 2009. The exchange rate is based on the exchange rate on June 30, 2009 published by the Monetary Authority of Singapore.

	Investment Date	Investment Amount	Investment Amount
		(RMB)	(U.S. Dollars)
Investment in property with JiaSheng	08/28/07	10,000	1,464
Investment in property with JiaSheng	12/17/07	5,000	732
Purchase of investment property (MaoYe)	01/04/08	5,554	813
Return of investment in property purchased in 2007 with JiaSheng	06/26/08	(5,000)	(732)
Return on investment in property with JiaSheng	10/23/08	(1,988)	(291)
Purchase of investment property	10/23/08	7,042	1,031
Depreciation		(557)	(82)

Total investments in China		RMB 20,051	$2,935

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

On August 27, 2007, Trio-Tech (Chongqing) Co., Ltd. entered into a Memorandum Agreement with JiaSheng Property Development Co., Ltd. “JiaSheng” to jointly develop a piece of property with 24.91 acres owned by JiaSheng located in Chongqing City, China, which is intended for sale after the completion of development.  Pursuant to the signed agreement, the capital to be invested by Trio-Tech (Chongqing) Co., Ltd. was RMB 10,000, equivalent to approximately U.S. $1,464 based on the exchange rate on June 30, 2009 published by the Monetary Authority of Singapore.  On August 28, 2007, Trio-Tech (Chongqing) Co., Ltd. transferred the required amount from its bank account into a special bank account jointly monitored by both Trio-Tech (Chongqing) Co., Ltd. and JiaSheng.  The investment was accounted under the cost method.

On October 22, 2007, the parties received approval from the Chinese District Zoning Regulation Bureau to increase the square meters of the buildings specified in the original Memorandum Agreement dated August 27, 2007 by 9,885 square meters.  As a result, the construction costs of the proposed building project also increased.  On November 15, 2007, Trio-Tech (Chongqing) Co., Ltd. entered into a Supplement Agreement to the Memorandum Agreement dated August 27, 2007 with JiaSheng.  The purpose of this Supplement Agreement was to document another agreement reached by both parties regarding the additional capital infusion to be committed by the respective parties in order to finance the increase in construction costs. The Supplement Agreement did not modify the terms and obligations of both parties specified in the original Memorandum Agreement.  Under the terms of the Supplement Agreement, the Company agreed to invest an additional RMB 9,000, or approximately U.S. $1,317 based on the exchange rate as of June 30, 2009 published by the Monetary Authority of Singapore.   On December 17, 2007, Trio-Tech (Chongqing) Co., Ltd. received a list of additional costs incurred for this project, which were RMB 4,000 less than the estimated cost of RMB 9,000.  Accordingly, the Company only transferred RMB 5,000, approximately U.S. $732, from its bank account into the special bank account jointly monitored by both Trio-Tech (Chongqing) Co., Ltd. and JiaSheng.  After that additional capital infusion, the equity ratio owned by the Company in that joint venture was 20%.

On January 4, 2008, Trio-Tech (Chongqing) Co., Ltd. entered into a Memorandum Agreement with MaoYe Property Ltd. to purchase an office space of 827.2 square meters on the 35th floor of a 40 story high office building located in Chongqing, China.  The total cash purchase price was RMB 5,554 (Chinese yuan), equivalent to approximately U.S. $813 based on the exchange rate as of June 30, 2009 published by the Monetary Authority of Singapore.  Under the terms of the agreement, the Company paid the purchase price in full on January 4, 2008.  The Company rented this property to a third party on July 13, 2008. The term of the rental agreement was five years with a monthly rental income of RMB 39, or approximately $6 for the first three years, with an increase of 8% in the fourth year and another 8% in the fifth year. In fiscal year 2009, this property generated a rental income of $54.

In the fourth quarter of 2008, the investment of RMB 5,000, approximately U.S. $732 based on the exchange rate as of June 30, 2009 published by the Monetary Authority of Singapore, was returned to the Company, which reduced the investment in this project to $1,464.  After that return of investment, the equity ratio owned by the Company in that joint venture was 15%. The Company also recorded a profit of RMB 750, approximately $103, in investment income in the fourth quarter of 2008.

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

On October 23, 2008, Trio-Tech (Chongqing) Co., Ltd. entered into a Memorandum Agreement with JiaSheng to purchase four units of commercial property and two units of residential property, totaling 1,391.70 square meters, at JiaSheng Jingyun Huafu Project located at No. 17 Puyun Avenue in Chongqing, China. The total purchase price was RMB 7,042, approximately $1,031 based on the exchange rate as of June 30, 2009 published by the Monetary Authority of Singapore.  In October 2008, the Company made a cash down payment of 10% in the amount of RMB 704, or $103. In November 2008, the Company paid an additional RMB 2,908 in cash, or $426, from internally generated funds of the Company.  The Company and JiaSheng agreed to offset the remaining purchase price for this commercial and residential property with the investment returns from the No. B48 property in the BeiPei district of Chongqing City. In addition, the Company charged JiaSheng RMB 130, or $19, in penalties for the delay in the payment of investment principal and investment income. The penalty was also used to offset the purchase price of the commercial and residential property.  As of June 30, 2009, the Company paid cash in the amount of $529, and offset amounts of $291 as the return of investment principal, $192 as investment income and $19 as penalties charged for this new commercial and residential property totaling $1,031. The Company has not received the title for this property as of the filing date of this Form 10-K, as the seller is in the process of making the payments of all taxes due so that the documents can be received and the transfer can take place.

On October 23, 2008 the Company entered into a lease agreement with JiaSheng for the six units purchased from JiaSheng pursuant to the Memorandum Agreement.  The lease provides for a two year term with an annual rental income of RMB 1,392, or approximately $204. The lease started on November 1, 2008 and generated a rental income of $137 in fiscal 2009. The depreciation expenses of the investment property in Chongqing, China were $75 and the depreciation expenses of our office and office furniture in Chongqing, China were $15 in fiscal year 2009.

17.           DIVIDEND PAID TO SHAREHOLDERS

On February 12, 2008, the Board of Directors of Registrant declared a cash dividend of eleven cents ($0.11) per share payable to the shareholders of record on February 25, 2008. The total number of shares issued and outstanding as of February 25, 2008 was 3,226,430 and the total amount of the cash dividends paid on March 25, 2008 was $354.

18.         OTHER EXPENSES

Other expenses consisted of the following:

	Year Ended June 30,
	2009	2008
Interest income	$112	$258
Other rental income	141	59
Exchange loss	212	(561)
Other miscellaneous (loss) income	(162)	88
Total	$303	$(156)

19. IMPAIRMENT LOSS

The Company applies the provisions of Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”) to property, plant and equipment, investment in property, China and other intangible assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the asset.  Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

In fiscal 2009, the Company recorded an impairment loss of $623 based on its examination of future undiscounted cash flows, which were generated by the subsidiaries where certain long-lived assets (certain fixed assets) were used.  Of such amount, an impairment loss of $525 was recorded in the second quarter of fiscal year 2009. An impairment loss of $296 related to the fixed assets located in our Shanghai operation and the remaining $226 was for certain testing equipment located in our Suzhou operation in China. Management believes that due to the change in demand for certain burn-in testing services, the negative impact of the international economic financial crisis and the semiconductor industry recession, our existing burn-in testing facilities in the Shanghai operation became obsolete. There was little business activity in the Shanghai operations during the six months ended December 31, 2008, and there were also no secured orders or backlogs for subsequent periods. Therefore, as management expects no future cash flows from those assets based on our best estimates, the carrying value of these assets was written down to zero and the impairment loss was recorded. Business in the Suzhou operation began to slow down in the fourth quarter of fiscal 2008, and suffered losses in fiscal 2009. The operation is currently only providing line support, maintenance and training service for one customer.  Based on our best estimates, there will be no future cash flows from certain identified testing equipment. Therefore, the carrying value of these assets was written down to zero and an impairment loss was recorded.

During the third quarter of fiscal 2009, the Company  recorded an impairment loss of $98, which was for certain testing equipment located in the Malaysia operation. Some testing equipment in the Malaysia operation was beyond repairable conditions and hence was fully impaired as no future cash flows will be generated.

In fiscal 2008, the Company recorded an impairment loss of approximately $450 based on its examination of future undiscounted cash flows, which were generated by the subsidiaries where certain long-lived assets (certain fixed assets) were used.  Of such amount, an impairment loss of $5 was recorded in the second quarter of fiscal year 2008, which related to the assets held for sale in Malaysia that was sold in the fourth quarter of fiscal 2008, and impairment loss of $316 was from certain advanced burn-in testing equipment in the Singapore operation utilized in connection with the contract that was terminated, and also due to a decrease in our testing backlog and projected future sales in the Singapore operation.  An additional $72 of impairment loss was for the burn-in board testing service in the Shanghai operation in China due to the change in demand for certain burn-in testing services, which in turn made certain of our existing burn-in facilities obsolete.  A further impairment loss of $57 was for building renovations for certain testing projects due to a decrease in orders from the same major customer in the Shanghai operations in China.

20.           BUSINESS SEGMENTS

We have historically operated in three segments: Testing Services, Manufacturing and Distribution. In June 2007, Trio-Tech International Pte., Ltd. established a subsidiary in Chongqing, China.  As our investment in the real estate business in Chongqing, China meets the definition and exceeds more than 10% of our combined assets of all operating segments in fiscal 2009, we reported our investment in China as a separate Real Estate Segment, to be in compliance with and in accordance to the Statement of Financial Accounting Standards No.131  Disclosures about Segments of an Enterprise and Related Information. The financial information on the measurement of profit or loss and total assets for the four segments, as well as geographic area information, can be found under management’s discussion and analysis of results of operations and financial conditions, as well as in the financial statements included in this report.  Our working capital requirements are covered under management’s discussion and analysis of business outlook, liquidity and capital resources.

The Company operates principally in four industry segments: the testing service industry (that performs structural and electronic tests of semiconductor devices), the designing and manufacturing of equipment (that tests the structural integrity of integrated circuits and other products), the distribution of various products from other manufacturers in Southeast Asia, and real estate business (which invests in commercial and residential properties) in Chongqing, China.

The revenue allocated to individual countries was based on where the customers were located. The allocation of the cost of equipment, the current year investment in new equipment and depreciation expense were made on the basis of the primary purpose for which the equipment was acquired.

All inter-segment sales were sales from the manufacturing segment to the testing and distribution segment. Total inter-segment sales were $223 in fiscal 2009 and $133 in fiscal 2008.  Corporate assets mainly consisted of cash and prepaid expenses.  Corporate expenses mainly consisted of salaries, insurance, professional expenses and directors' fees.

Business Segment Information:
	Years		Operating		Depr.
	Ended	Net	Income	Total	and	Capital
	June 30,	Sales	(Loss)	Assets	Amort.	Expenditures
Manufacturing	2009	$9,582	$(1,624)	$3,381	$322	$194
	2008	$21,731	$(46)	$3,721	$229	$345

Testing Services	2009	9,758	(858)	20,837	1,715	1,158
	2008	18,172	427	27,977	2,467	3,091

Distribution	2009	294	57	70	8	7
	2008	411	(249)	417	19	15

Corporate and	2009	-	76	144	-	-
Unallocated	2008	-	(173)	377	-	2

Real Estate	2009	413	338	3,515	90	1,031
	2008	103	103	2,267		2,277

Total Company	2009	$20,047	$(2,011)	$27,947	$2,135	$2,659
	2008	$40,417	$62	$34,759	$2,715	$3,453

	Years
	Ended June 30,	United States	China	Singapore	Thailand	Malaysia	Other Countries	Elimini. and Other	Total Company
Net Sales to	2009	$1,864	$1,068	$5,826	$326	$10,329	$857	$(223)	$20,047
Customers	2008	4,713	$1,178	$17,113	$2,009	$13,629	$1,908	$(133)	$40,417

Operating	2009	(6)	(102)	(437)	(530)	(31)	(982)	77	(2,011
Income (loss)	2008	(51)	109	99	12	80	(14)	(173)	62

Long-lived	2009	$5	$2,935	$2,056	$589	$4,689	$-	$(40)	$9.542
Assets	2008	$7	$926	$1,663	$702	$4,990	$-	$(40)	$8,248

21.           QUARTERLY FINANCIAL DATA (UNAUDITED)

The Company’s summarized quarterly financial data are as follows:

Year ended June 30, 2009	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,

Revenues	$6,230	$5,562	$3,991	$4,264
Expenses	6,760	5,874	4,391	4,895
Loss before income taxes and minority interest	(530)	(312)	(400)	(631)

Income taxes expense (benefit)	98	(62)	(139)	52
Loss before minority interest	(628)	(250)	(261)	(683)
Minority interest	91	176	(99)	(312)
Net loss from operations	$(537)	$(74)	$(360)	$(995)

Basic loss per share	$(0.22)	$(0.13)	$(0.05)	$(0.21)
Diluted loss per share	$(0.22)	$(0.13)	$(0.05)	$(0.21)

Year ended June 30, 2008	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,

Revenues	$12,050	$12,871	$8,455	$6,938
Expenses	10,931	12,508	9,895	7,370
Income (loss) before income taxes and minority interest	1,119	363	(1,440)	(432)

Income taxes expense (benefit)	172	142	(46)	(52)
Income (loss) before minority interest	947	221	(1,394)	(380)
Minority interest	(196)	(56)	(17)	(81)
Net income (loss)	$751	$165	$(1,411)	$(461)

Basic earnings (loss) per share	$0.23	$0.05	$(0.44)	$(0.14)

Diluted earnings (loss) per share	$0.23	$0.05	$(0.44)	$(0.14)

22.         LINE OF CREDIT

Our credit rating provides the Company with ready and adequate access to funds in global markets.  At June 30, 2009, the Company had available unused short-term lines of credit totaling $12,970. The Company only paid banks fees to maintain the line of credit held at Trio-Tech Malaysia Sdn. Bhd. which resulted in $2 during the 2009 fiscal year. There was no fee for the unused line of credit in Bangkok and Singapore.

Entity with	Type of	Interest	Expiration	Credit	Unused
Facility	Facility	Rate	Date	Limitation	Credit
Trio-Tech Malaysia	Line of Credit	Prime rate (1.55% as of June 30, 2009) plus 2.5% per annum	June 2010	$88	$88
Trio-Tech Bangkok	Line of Credit	Prime rate (6.51% as of June 30, 2009) plus 1% per annum	October 2009	139	139
Trio-Tech Singapore	Line of Credit	Prime rate (5.28% as of June 30, 2009) plus 0.25% per annum	May 2010	12,743	12,743
Total				$12,970	$12,970

23. FAIR VALUE MEASUREMENTS

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

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates its far value because of the short-term maturity of these instruments.

Accounts receivable and accounts payable: The carrying amounts reported in the balance sheet for accounts receivable and accounts payable approximate their fair values because of the short-term maturity of these instruments.

Long-term and short-term debt: The carrying amounts of the Company’s borrowings under its short-term credit arrangements approximate their values. The fair values of the Company’s long-term debt are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. As of June 30, 2009, the Company had no non-interest bearing long-term debt outstanding with a related party.

There are no significant differences between the carrying amounts and fair values of the Company’s financial instruments as of June 30, 2009 and 2008.

The following table provides a summary of the assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2009:
		Basis of Fair Value Measurements
	As of June 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2009	Level 1	Level 2	Level 3
Assets
Short-term deposits	$1,994	$1,994	$--	$-
Restricted term deposit	3,437	3,437
Total assets measured at fair value	$5,431	$5,431	$--	$-

Percentage of total assets	19%	19%	--	-

As noted above, the fair value of the Company’s term deposits is determined using quoted market prices in active markets. Since the Company’s term deposits are fixed rate deposits, there is an active, readily tradable market value based on quoted prices. We based our estimates on such prices (Level 1 pricing) as of June 30, 2009, or the measurement date. Active markets are those in which transactions occur in significant frequency and volume to provide pricing information on an on-going basis. Since valuations are based on quoted prices that are readily and regularly available in an active market, the valuation of these term deposits does not entail a significant degree of judgment.

24.                      MINORITY INTEREST

Minority interest represents the minority stockholders’ proportionate share of 45% of the equity of Trio-Tech Malaysia, also 45% interest in the newly formed company SHI, a subsidiary of Trio-Tech International Pte., Ltd., which is a subsidiary of the Company.

25.                      LOAN COVENANT VIOLATION

As the Company suffered a loss in the first three quarters of fiscal 2009, the Singapore operations did not fulfill one of their loan covenants which requires the Company to maintain the debt to EBITDA ratio of no more than 2.5 times at all times during the term of the loan. As a result, the Company had classified all long-term debt as current liabilities for the first three quarters of fiscal 2009. Management has communicated to the bank and requested a waiver of this particular loan covenant. As a result, on June 28, 2009 the financial institution waived the required loan covenant as requested, but increased the security by requiring us to pledge the fixed deposits of S $2,000, approximately $1,380.

26.         RELATED PARTY TRANSACTIONS

During the second quarter of fiscal 2009, the Company purchased four units of commercial property and two units of residential property in Chongqing China from JiaSheng.  JiaSheng and the Company were parties to the Agreement entered into on August 27, 2007 and the Supplement Agreement entered into on November 15, 2007 relating to an investment in the No. B48 lot in the BeiPei district of Chongqing, China as discussed in Note 16. The purchase price was approximately $1,031.

On October 23, 2008 the Company entered into a lease agreement with JiaSheng for the six units purchased from JiaSheng pursuant to the Memorandum Agreement.  The lease provides for a two year term with an annual rental income of RMB 1,392, or approximately $204. The lease started on November 1, 2008.

27.           OPERATING LEASES

Operating leases arise from the leasing of the Company’s commercial and residential real estate investment property in China and Malaysia. Initial lease terms generally range from 24 to 60 months. Depreciation expense for assets subject to operating leases is provided primarily on the straight-line method over a period of twenty years in amounts necessary to reduce the carrying amount of the asset to its estimated residual value. Depreciation expense relating to the property held as investments in operating leases was $75 for fiscal 2009.

Investments in operating leases as at June 30:

	2009	2008
Investment property in China	$1,844	$813
Accumulated depreciation	(75)	-

Net investments in operating leases	$1,769	$813

Future minimum rental payments to be received on non-cancellable (Bei Bei District only) operating leases are contractually due as follows as of June 30, 2009:

Year Ending June 30,	Amount
2010	$68
2011	68
2012	73
2013	73
2014	3
Thereafter	-

28.       TERM DEPOSITS
	June 30,
	2009	2008
Short-term deposits	$1,994	$7,746
Restricted term deposits	3,437	-
	$5,431	$7,746

Restricted deposits represent the amounts of cash pledged to secure loans payable granted by financial institutions and serve as collateral for public utility agreements such as electricity and water and performance bonds related to customs duty payable and are classified as non-current assets, as they relate to long-term obligations. Short term deposits represent bank deposits which do not qualify as cash equivalents.

29.             SUBSEQUENT EVENT

In April 2009, Trio-Tech International Pte., Ltd. set up a new entity, SHI International Pte., Ltd. ("SHI"), in which Trio-Tech International Pte., Ltd. holds 55% of the ownership interest. On April 7, 2009, SHI entered into a Share Purchase Agreement, pursuant to which SHI agreed to acquire from Erni Susanto Susi, Dwi Kartikarini and PT SAS International’s shares of PT SAS Heavy Industry ("SASHI") for an aggregate cash purchase price of $10, and a goodwill of $100. In August 2009 relevant Indonesian government authorities approved the change of shareholders and hence PT SAS Indonesia is considered acquired 95% by SHI International Pte., Ltd. SASHI engages in business in the oil and gas industries by providing integrated engineering, manufacturing and  fabrication services for customers in the oil and gas industries. These include products such as heat transfer equipment, pressure vessels, skid packages, onshore and offshore modules and structures, floating cranes and barges, and steel structures for industrial plants.

In August 2009, Trio-Tech (Malaysia) Sdn. Bhd. (“TTM”), a 55% owned subsidiary of Trio-Tech International Pte., Ltd., purchased a building for a value of RM 12,450 (Malaysian ringgit) or approximately $3,534 (U.S. dollars), for its testing operations. Prior to this purchase, this property was under lease rental by the Company. On August 24, 2008, TTM obtained a long-term loan of RM 9,625, or approximately $2,733, offered by a financial institution in Malaysia. This non-revolving long-term loan has a term of fifteen years from the first draw down.  The financial institution offered an interest rate at the financial institution’s prime rate plus 1.5% per annum or a fixed rate of 7.12% per annum in the first five years and the financial institution’s prime rate plus 1.5% per annum thereafter.  The Company decided to opt for the bank’s prime rate plus 1.5% per annum, and the loan was released on August 10, 2009.