Form 10-K/A
period 2009-06-30
TRIO TECH INTERNATIONAL
filed 2009-10-07
CIK 732026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
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

EXPLANATORY NOTE

Trio-Tech International filed an Annual Report on Form 10-K for the fiscal year ended June 30, 2009 with the Securities and Exchange Commission on October 2, 2009 (the “Original Filing”). This Amendment No. 1 to the Original Filing is being filed to amend certain exhibits thereto.  Specifically, this Amendment No. 1 is being filed to (1) reflect as a separate Exhibit 23.1 to the Original Filing the Consent of Independent Registered Public Accounting Firm issued on behalf of BDO Raffles, which consent was inadvertently included in the text of the Original Filing, (2) add as a separate Exhibit 23.2 to the Original Filing the Consent of Independent Registered Public Accounting Firm issued on behalf of Mazars LLP, which consent was inadvertently excluded from the Original Filing, and (3) amend the exhibit list accordingly.

This Amendment No. 1 to the Original Filing does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures affected by subsequent events. Except as described above, no other modifications or changes have been made to the Original Filing or the exhibits filed therewith.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

23.1	Consent of Independent Registered Public Accounting Firm from BDO Raffles *

23.2	Consent of Independent Registered Public Accounting Firm from Mazars LLP*

31.1	Rule 13a-14(a) Certification of Principal Executive Officer of Registrant***

31.2	Rule 13a-14(a) Certification of Principal Financial Officer of Registrant***

31.3	Rule 13a-14(a) Certification of Principal Executive Officer of Registrant*

31.4	Rule 13a-14(a) Certification of Principal Financial Officer of Registrant*
32	Section 1350 Certification. ***

* Filed electronically herewith.

** Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit to this report.

*** Previously filed with Original Filing

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trio-Tech International

Date: October 7, 2009	/s/ VICTOR H. M. TING
Name: Victor H. M. Ting
Title: Vice President and
Chief Financial Officer