Form 10-Q
period 2009-09-30
TRIO TECH INTERNATIONAL
filed 2009-11-20
CIK 732026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2009
[Common Stock, $0.01 par value per share]	3,227,430 shares

TRIO-TECH INTERNATIONAL
INDEX TO CONSOLIDATED FINANCIAL INFORMATION, OTHER INFORMATION AND SIGNATURE

		Page
Part I.	Financial Information

Item 1.	Financial Statements

	(a) Condensed Consolidated Balance Sheets as of September 30, 2009 (Unaudited) and June 30, 2009	2

	(b) Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months Ended September 30, 2009 (Unaudited) and September 30, 2008 (Unaudited)	3

	(c) Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2009 (Unaudited) and September 30, 2008 (Unaudited)	4

	(d) Notes to Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	37

Item 4T.	Controls and Procedures	37

Part II.	Other Information

Item 1.	Legal Proceedings	38

Item 1A.	Risk Factors	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3.	Defaults upon Senior Securities	38

Item 4.	Submission of Matters to a Vote of Security Holders	38

Item 5.	Other Information	38

Item 6.	Exhibits	38

Signatures		39

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	September 30,	June 30,
	2009	2009
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash & cash equivalent	$4,947	$6,037
Short-term deposits	1,365	1,994
Trade accounts receivable, less allowance for doubtful accounts of $41 and $165	6,350	3,981
Other receivables	341	279
Inventories, less allowance for obsolete inventory of $766 and $718	952	1,184
Prepaid expenses and other current assets	303	167
Total current assets	14,258	13,642

INVESTMENT PROPERTY IN CHINA , Net	2,913	2,935
PROPERTY, PLANT AND EQUIPMENT, Net	11,164	6,607
GOODWILL	431	-
OTHER ASSETS	135	1,326
RESTRICTED TERM DEPOSITS	3,540	3,437
TOTAL ASSETS	$32,441	$27,947

LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$2,518	$1,025
Accrued expenses	2,003	1,769
Income taxes payable	211	202
Current portion of bank loans payable	1,459	1,266
Current portion of capital leases	79	78
Total current liabilities:	6,270	4,340

BANK LOANS PAYABLE, net of current portion	2,503	237
CAPITAL LEASES, net of current portion	41	52
DEFERRED TAX LIABILITIES	498	526
OTHER NON-CURRENT LIABILITIES	582	10
TOTAL LIABILITIES	$9,894	$5,165
COMMITMENT AND CONTINGENCIES
	-	-
EQUITY
TRIO-TECH INTERNATIONAL’S SHAREHOLDERS' EQUITY:
Common stock; no par value, 15,000,000 shares authorized; 3,227,430 shares issued and outstanding as at September 30, 2009, and June 30, 2009, respectively	$10,365	$10,365
Paid-in capital	1,495	1,446
Accumulated retained earnings	6,308	6,859
Accumulated other comprehensive loss-translation adjustments	1,388	1,194
	19,556	19,864
NONCONTROLLING INTEREST	2,991	2,918
TOTAL EQUITY	$22,547	$22,782
TOTAL LIABILITIES AND EQUITY	$32,441	$27,947

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
	Three Months Ended
	September 30,	September 30,
	2009	2008
	(Unaudited)	(Unaudited)
Revenues
Products	$3,862	$3,132
Testing Services	2,671	3,098
Fabrication Services	504	--
Others	68	14
	7,105	6,244
Costs of Sales
Cost of products sold	3,287	2,667
Cost of testing services rendered	2,084	2,261
Cost of fabrication services rendered	495	--
Others	35	--
	5,901	4,928

Gross Profit	1,204	1,316

Operating Expenses / (Gains) :
General and administrative	1,591	2,015
Selling	132	123
Research and development	10	10
Gain on disposal of property, plant and equipment	(1)	(159)
Total operating expenses	1,732	1,989

Loss from Operations	(528)	(673)

Other Income (Expenses)
Interest expense	(19)	(58)
Other income (expenses)	(3)	201
Total other income (expenses)	(22)	143

Loss Before Income Taxes	(550)	(530)

Income Tax Expenses / (Benefit)	(37)	98
Net Loss before noncontrolling interest	(513)	(628)
Noncontrolling interest	38	91
NET LOSS	$(551)	$(719)

Comprehensive Loss
Net loss	$(513)	$(628)
Foreign currency translation adjustment	229	(656)
Comprehensive Loss	$(284)	$(1,284)
Comprehensive loss attributable to the noncontrolling interest	(73)	(105)
Comprehensive loss attributable to Trio-Tech International	$(357)	$(1,389)
Loss per share: Basic	$(0.17)	$(0.22)
Diluted	$(0.17)	$(0.22)
Weighted Average Shares Outstanding
Basic	3,227	3,227
Diluted	3,227	3,227
See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (IN THOUSANDS)

	Three Months Ended
	September 30,	September 30,
	2009	2008
	(unaudited)	(unaudited)
Cash Flow from Operating Activities
Net loss	$(551)	$(719)
Adjustments to reconcile net loss to net cash flow provided by operating activities
Depreciation and amortization	499	546
Bad debt expense	-	8
Inventory provision	48	195
Interest income on short-term deposits	(21)	(51)
Gain on sale of equipment	(1)	(159)
Stock compensation	49	238
Deferred tax provision	(28)	40
Noncontrolling interest	38	91
Changes in operating assets and liabilities, net of acquisition effects
Accounts receivables	(2,108)	861
Other receivables	(62)	99
Other assets	(26)	78
Inventories	184	375
Prepaid expenses and other current assets	196	(57)
Accounts payable and accrued liabilities	851	(1,565)
Income tax payable	9	53
Other non-current liabilities	(99)	-
Net cash (used in ) / provided by operating activities	(1,022)	33

Cash Flow from Investing Activities
Proceeds from unrestricted and restricted term deposits	1,921	464
Investments in unrestricted and restricted term deposits	(1,385)	(1,034)
Additions to property, plant and equipment	(3,354)	(659)
Proceeds from sale of equipment	1	161
Acquisition of PT SAS Indonesia, net of cash acquired	225	-
Net cash used in investing activities	(2,592)	(1,068)

Cash Flow from Financing Activities
Repayment of bank loans and capital leases	(273)	(551)
Proceeds from long-term bank loans and capital leases	2,733	-
Proceeds from exercising stock options	-	3
Net cash provided by financing activities	2,460	548
Effect of Changes in Exchange Rate	64	(353)

NET DECREASE IN CASH	(1,090)	(1,936)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,037	6,600
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,947	$4,664
Supplementary Information of Cash Flows
Cash paid during the period for:
Interest	$6	$60
Income taxes	$-	$-

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (IN THOUSANDS, EXCEPT PER SHARE AND NUMBER OF SHARES)

1.ORGANIZATION AND BASIS OF PRESENTATION

Trio-Tech International (“the Company” or “TTI” hereafter) was incorporated in fiscal 1958 under the laws of the State of California.  TTI provides third-party semiconductor testing and burn-in services primarily through its laboratories in Southeast Asia. In addition, TTI operates testing facilities in the United States.  The Company also designs, develops, manufactures and markets a broad range of equipment and systems used in the manufacturing and testing of semiconductor devices and electronic components. TTI conducts business in five business segments: Manufacturing, Testing Services, Fabrication Services, Distribution and Real Estate. TTI has subsidiaries in the U.S.A, Singapore, Malaysia, Thailand, China and Indonesia as follows:

	Ownership	Location

Express Test Corporation (dormant)	100%	Van Nuys, California
Trio-Tech Reliability Services (dormant)	100%	Van Nuys, California
KTS Incorporated, dba Universal Systems (dormant)	100%	Van Nuys, California
European Electronic Test Centre (Operation ceased on November 1, 2005)	100%	Dublin, Ireland
Trio-Tech International Pte. Ltd.	100%	Singapore
Universal (Far East) Pte. Ltd.	100%	Singapore
Trio-Tech Thailand	100%	Bangkok, Thailand
Trio-Tech Bangkok	100%	Bangkok, Thailand
Trio-Tech Malaysia	55%	Penang and Selangor, Malaysia
Trio-Tech Kuala Lumpur – 100% owned by Trio-Tech Malay	55%	Selangor, Malaysia
Prestal Enterprise Sdn. Bhd.	76%	Selangor, Malaysia
Trio-Tech (Suzhou) Co., Ltd.	100%	Suzhou, China
Trio-Tech (Shanghai) Co., Ltd.	100%	Shanghai, China
Trio-Tech (Chongqing) Co., Ltd.	100%	Chongqing, China
SHI International Pte., Ltd.	55%	Singapore
PT SHI Indonesia (acquired on July 1, 2009)	55%	Batam, Indonesia

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  All significant inter-company accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements are presented in U.S. dollars.  The accompanying condensed consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.  Operating results for the three months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2010.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the fiscal year ended June 30, 2009.

New Accounting Policy:

Revenue Recognition — We adopted the following revenue recognition policy for our fabrication service segment which was set up in the first quarter of fiscal 2010.

In the fabrication services segment, revenue is recognized from long-term, fixed-price contracts using the percentage-of-completion method of accounting, (1) Input measures - measured by multiplying the estimated total contract value by the ratio of actual contract costs incurred to date to the estimated total contract costs (2) Output measures – measured based on completion on results achieved - units produced or units delivered. The Company makes significant estimates involving its usage of percentage-of-completion accounting to recognize contract revenues. The Company periodically reviews contracts in process for estimates-to-completion, and revises estimated gross profit accordingly. While the Company believes its estimated gross profit on contracts in process is reasonable, unforeseen events and changes in circumstances can take place in a subsequent accounting period that may cause the Company to revise its estimated gross profit on one or more of its contracts in process. Accordingly, the ultimate gross profit realized upon completion of such contracts can vary significantly from estimated amounts between accounting periods.

Reclassification: — Certain reclassifications have been made to the previous year’s financial statements to conform to current year presentation, with no effect on previously reported net income.

2.	ACQUISITION OF PT SHI INDONESIA, BATAM, INDONESIA

On July 1, 2009, SHI International Pte., Ltd., a 55% owned subsdiary of the Company, consummated the acquisition of a 100% interest in PT SHI Indonesia, pursuant to the Share Purchase Agreement dated April 7, 2009. PT SHI Indonesia is an Indonesia–based enterprise providing fabrication of large and complex structures, such as FPSO (Floating, Production, Storage and Offloading) which is a converted or custom-built ship-shaped floater, employed to process oil and gas and for temporary storage of the oil prior to transshipment, and related services for the offshore oil and gas industries. The Company’s objective for acquiring this business was to diversify its business, reduce the risk associated with sole industry focus, and enhance the Company’s future growth opportunities. There were no operating activities in PT SHI Indonesia for the three months ended September 30, 2008. Beginning on July 1, 2009, the operating results of this subsidiary were included in the consolidated statements of the Company for the three months ended September 30, 2009. Fabrication services are included in the Company’s new segment “fabrication services”. This acquisition transaction was not considered significant to the Company.

Pursuant to the Share Purchase Agreement dated April 7, 2009.  the purchase price was approximately $113, consisting of $10 in cash and $103 in a contingent note payable which matures in two years.  In accordance with ASC Top 805, Business Combinations, the Company allocated the purchase price to the tangible assets and liabilities based on their estimated fair values. The fair value assigned to intangible assets acquired was based on estimates and assumptions determined by management.  The total purchase price was allocated as follows (in thousands):

Total purchase price:
Cash	$10
Contingent note payable	103
$113

Allocated as follows:
Cash & cash equivalent	$235
Accounts receivable	261
Other current assets	332
Fixed assets	298
Accounts payable and accrued expenses	(876)
Other non-current liabilities	(568)
NET ASSETS	$(318)

Goodwill	431
$113

The contingent note payable of $103 recorded during the three months ended September 30, 2009 was related to agreements to pay additional amounts based on achievement of certain performance measures for up to two years ending after the acquisition date. The excess purchase price over the fair value of net assets acquired was recorded as goodwill. Goodwill will not be amortized, but will be evaluated for impairment annually or whenever events or changes in circumstances indicate that the value of a certain asset may be impaired. The goodwill is not tax deductible.

The unaudited financial information in the table below summarizes the combined results of the operations of the Company and the new Fabrication Services segment for the three months ended September 30, 2009 as if the acquisition had occurred on July 1, 2008. The results from operations for the three months ended September 30, 2009 included a business acquisition that was completed at the beginning of the first quarter of fiscal 2009.

The pro forma results are presented for information purposes only and are not necessarily indicative of the results of operations that would have been achieved had the acquisition taken place at the beginning of the three months ended September 30, 2008.  The unaudited pro forma combined the statement of operations for the three months ended September 30, 2008 and historical results for the new Fabrication & Services segment for the period preceding the acquisition on July 1, 2008.

The following amounts are in thousands.
	Historical Information of the Company (1)	Historical Information of the Acquired Entity (2)
	(Unaudited)	(Unaudited)	Pro Forma
Net sales	$6,244	$-	$6,244
Net loss	$(719)	$-	$(719)
Basic loss per share	$0.22		$0.22
Diluted loss per share	$0.22		$0.22

Basic weighted average common shares outstanding	3,227		3,227
Diluted weighted average common shares outstanding	3,227		3,227

Note: The currency exchange rate is based on the average exchange rate of the related period.

1.	The historical operating results of the Company were based on the Company’s unaudited financial statement in its Form 10-Q filed with the SEC for the three-month period ended September 30, 2008.

2.	There were no operating activities for PT SHI Indonesia for the period ended September 30, 2008.

3.NEW ACCOUNTING PRONOUNCEMENTS

In June 2009 the FASB established the Accounting Standards Codification ("Codification" or "ASC") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"). Rules and interpretive releases of the Securities and Exchange Commission ("SEC") issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

Statement of Financial Accounting Standards ("SFAS") SFAS No. 165 (ASC Topic 855), Subsequent Events, SFAS No. 166 (ASC Topic 810), Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140, SFAS No. 167 (ASC Topic 810), Amendments to FASB Interpretation No. 46(R), and SFAS No. 168 (ASC Topic 105), The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a Replacement of FASB Statement No. 162 were recently issued. SFAS No. 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2009-15 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

The FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting  Standards Codification And the Hierarchy of Generally Accepted Accounting Principles, on June 29, 2009 and, in doing so, authorized the Codification as the sole source for authoritative U.S. GAAP. SFAS No. 168 is effective for financial statements issued for reporting periods that end after September, 15, 2009. SFAS 168 supersedes all accounting standards for U.S. GAAP, aside from those issued by the SEC. SFAS No. 168 replaces No. 162 to establish a new hierarchy of GAAP sources for non-governmental entities under the FASB Accounting Standard Codification.

In July 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS. 168"). Statement No. 168 supersedes Statement No. 162 issued in May 2008. Statement No. 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.   This Statement is effective for interim and annual periods ending after September 15, 2009, including the period covered by this report. The adoption of Statement No.168 is not expected to materially impact the Company’s consolidated financial position or results of operations.

In June 2009, the FASB issued SFAS No. 167 Amendments to FASB Interpretation No. 46(R). This standard changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The statement becomes effective as to the Company on December 31, 2010. The Company is currently evaluating the impact this statement may have on our consolidated results of operations and financial condition and does not expect the impact, if any, to be material.

Effective June 30, 2009, the Company adopted a new accounting standard included in ASC  855 Subsequent Events that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. This new accounting standard provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The implementation of this standard did not have a material impact on our condensed consolidated financial statements. The Company evaluated subsequent events through November 17, 2009, the date the accompanying financial statements were issued.

August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05 Fair Value Measurement and Disclosures Topic 820 - Measuring Liabilities at Fair Value, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures - Overall, for the fair value measurement of liabilities. This update provides clarification on the methods to be used in circumstances in which a quoted price in an active market for the identical liability is not available. The provisions of ASU 2009-05 were effective for the third quarter of 2009. The adoption of ASU 2009-05 did not have a material impact on the Company’s financial statements.

In August 2009, the FASB issued an Update to ASC 820, Fair Value Measurements and Disclosures 2009-05 Measuring Liabilities at Fair Value, to provide guidance on measuring the fair value of liabilities under ASC 820. This update clarifies the fair value measurements for a liability in an active market and the valuation techniques in the absence of a Level 1 measurement. This update became effective for the interim period beginning October 1, 2009. The adoption of this update is not anticipated to have a material impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued new accounting guidance to provide clarification on measuring liabilities at fair value when a quoted price in an active market is not available. This guidance became effective as to the Company on October 1, 2009 and is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

In September 2009 the New FASB Accounting Standards Update 2009-08 issued in Earnings Per Share (amendments to Section 260-10-S99). This update includes technical corrections to Topic 260-10-S99 Earnings Per Share, based on EITF Topic D-53, “Computation of Earnings Per Share for a Period that includes redemption or an induced conversion of a portion of a class of preferred stock” and EITF Topic D-42, “The effect of the calculation of Earnings Per Share for the redemption or induced conversion of preferred stock.” The Company does not expect  the implementation of this statement to have an impact on  its results or financial position.

4. INVENTORIES

Inventories consisted of the following:
	September 30,	June 30,
	2009	2009
	(Unaudited)

Raw materials	$1,054	$1,084
Work in progress	500	645
Finished goods	164	173
Less: provision for obsolete inventory	(766)	(718)
	$952	$1,184

5.     STOCK OPTIONS

As of September 30, 2009, there were no outstanding options to purchase Common Stock which had been granted pursuant to the 1998 Employee Option Plan, which plan was terminated on December 2, 2005 by the Company’s Board of Directors.

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

Assumptions

The fair value for these awards was estimated using the Black-Scholes option pricing model with the following weighted average assumptions, assuming no expected dividends:

	Three Months Ended	Year Ended
	September 30, 2009	June 30, 2009
Expected volatility	107.18-145.18%	107.18-145.18%
Risk-free interest rate	1.27 – 2.48%	1.27 – 2.48%
Expected life (years)	2.00 - 3.25	2.00 - 3.25

The expected volatilities are based on the historical volatility of the Company’s stock.  The observation is made on a weekly basis.  The observation period covered is consistent with the expected life of options.  The expected term of options granted to employees has been determined utilizing the “simplified” method as prescribed by SAB No. 107, Share-Based Payment, as amended by SAB No. 110 on January 1, 2008, which, among other provisions, allowed companies without access to adequate historical data about employee exercise behavior to use a simplified approach for estimating the expected term of a "plain vanilla" option grant.  The simplified rule for estimating the expected term of such an option was the average of the time to vesting and the full term of the option. The risk-free rate is consistent with the expected terms of the stock options and is based on the United States Treasury yield curve in effect at the time of grant.

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

The Company did not grant any options pursuant to the 2007 Employee Plan during the first quarter of fiscal 2010. The Company recognized stock-based compensation expenses of $49 in the three months ended September 30, 2009 under the 2007 Employee Plan.  The balance of unamortized stock-based compensation of $197 based on fair value on the grant date related to options granted under the 2007 Employee Plan is expected to be recognized over a period of three years.

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

The Company recognized stock-based compensation expense of approximately $75 in the first quarter of fiscal 2009 under the 2007 Employee Plan.  Unamortized stock-based compensation of $172 based on fair value on the grant date related to options granted under the 2007 Employee Plan was expected to be recognized over a period of three years.

As of September 30, 2009, there were vested employee stock options covering a total of 92,250 shares of Common Stock. The weighted-average exercise price was $4.18 and the weighted average remaining contractual term was 4.03 years. The total intrinsic value of vested employee stock options during the three months ended September 30, 2009 was $46. A summary of option activities under the 2007 Employee Plan during the three months ended September 30, 2009 is presented as follows:

		Weighted- Average	Weighted - Average Remaining	Aggregate
	Options	Exercise Price	Contractual Term (Years)	Intrinsic Value

Outstanding at July 1, 2009	283,000	$3.32	4.47	--
Granted	-	-	-	--
Exercised	-	-
Forfeited or expired	-	-
Outstanding at September 30, 2009	283,000	$3.32	4.22	$46
Exercisable at September 30, 2009	92,250	$4.18	4.03	$46

A summary of the status of the Company’s non-vested employee stock options during the three months ended September 30, 2009 is presented below:
		Weighted-Average Grant-Date
	Options	Fair Value

Non-vested at July 1, 2009	202,375	$3.84
Granted	-	-
Vested	(11,625)	$2.56
Forfeited	-	-
Non-vested at September 30, 2009	190,750	$4.23

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

During the first quarter of fiscal 2010, the Company did not grant any options pursuant to the 2007 Directors Plan.

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

There were no options exercised under the 2007 Directors Equity Incentive Plan during the three months ended September 30, 2009 and 2008.  The Company recognized stock-based compensation expense of zero and $163 in the three months ended September 30, 2009 and 2008, respectively, under the 2007 Directors Plan.

The total intrinsic value of directors’ stock options during the three months ended September 30, 2009 was $74. A summary of option activities under the 2007 Employee Plan during the three months ended September 30, 2009 is presented as follows:

		Weighted- Average	Weighted - Average Remaining Contractual	Aggregate
	Options	Exercise Price	Term (Years)	Intrinsic Value

Outstanding at July 1, 2009	200,000	$5.00	4.15	-
Granted	-	-	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at September 30, 2009	200,000	$5.00	3.90	$74
Exercisable at September 30, 2009	200,000	$5.00	3.90	$74

1998 Stock Option Plan

A summary of option activities under the 1998 Plan during the three months ended September 30, 2009 is presented as follows:

		Weighted- Average	Weighted - Average Remaining Contractual	Aggregate
	Options	Exercise Price	Term (Years)	Intrinsic Value

Outstanding at July 1, 2009	2,750	$4.40	-	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	(2,750)	$4.40	-
Outstanding at September 30, 2009	-	-	-	-
Exercisable at September 30, 2009	-	-	-	-

6.     EARNINGS PER SHARE

The Company adopted ASC Topic 215, Statement of Shareholder Equity. Basic EPS are computed by dividing net income available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period.  Diluted EPS give effect to all dilutive potential common shares outstanding during a period.  In computing diluted EPS, the average price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options and warrants.

Options to purchase 483,000 shares of Common Stock at exercise prices ranging from $1.72 to $9.57 per share as of September 30, 2009 were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

Options to purchase 214,750 shares of Common Stock at exercise prices ranging from $4.40 to $9.57 per share were outstanding as of September 30, 2008 and were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted EPS for the years presented herein:

	Three Months Ended
	Sep. 30,	Sep. 30,
	2009	2008
	(Unaudited)	(Unaudited)

Net loss attributed to common shares	$(551)	$(719)

Basic loss per share	$(0.17)	$(0.22)

Diluted loss per share	$(0.17)	$(0.22)

Weighted average number of common shares outstanding - basic	3,227	3,227

Dilutive effect of stock options	-	-
Number of shares used to compute earnings per share - diluted	3,227	3,227

7.      ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are customer obligations due under normal trade terms. Management performs continuing credit evaluations of the customers’ financial conditions, and although management generally does not require collateral, letters of credit may be required from the customers in certain circumstances.

Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. Management includes any accounts receivable balances that are determined to be uncollectible in the allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  Based on the information available to us, management believed the allowance for doubtful accounts as of September 30, 2009 and June 30, 2009 was adequate.

The following table represents the changes in the allowance for doubtful accounts:

	Sep. 30,	June 30,
	2009	2009
	(Unaudited)

Beginning	$165	$51
Additions charged to expenses	-	128
Recovered	(124)	(14)
Actual write-offs	-	-
Ending	$41	$165

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

	Sep. 30,	June 30,
	2009	2009
	(Unaudited)
Beginning	$113	$211
Additions charged to cost and expenses	--	-
Reversal	(40)	(80)
Actual usage	(8)	(18)
Ending	$65	$113

9.           INCOME TAX

The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of ASC Topic 740. The income tax benefit was $37 for the three months ended September 30, 2009 and the income tax expense was $98 for the three months ended September 30, 2008.

The Company accrues penalties and interest related to unrecognized tax benefits when necessary as a component of penalties and interest expenses, respectively.  The Company had not accrued any penalties or interest expenses relating to unrecognized benefits at July 1, 2009 and September 30, 2009.

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

The Company has not recognized any income tax benefit according to the provisions of ASC Topic 740 during the current quarter in accordance with the provisions of ASC Topic 740.

10.          INVESTMENT PROPERTY IN CHONGQING, CHINA

The following table presents the Company’s investment property in  China as at September 30, 2009. The exchange rate is based on the exchange rate on September 30, 2009 published by the Monetary Authority of Singapore (MAS).

	Investment Date	Investment Amount (RMB)	Investment Amount (U.S. Dollars)
Investment in property with JiaSheng	08/28/07	10,000	1,464
Investment in property with JiaSheng	12/17/07	5,000	732
Return on investment in property with JiaSheng	06/26/08	(5,000)	(732)
Return on investment in property with JiaSheng	10/23/08	(1,988)	(291)
Net Investment in JiaSheng		8,012	1,173

Purchase on investment property Maoye	01/04/08	5,554	813
Purchase on investment property JiaSheng	10/23/08	7,042	1,031
Net Investment in Property		12,596	1,844

Accumulated Depreciation		(716)	(104)

Total Investment in China by Chongqing		RMB 19,892	$2,913

In June 2007, Trio-Tech International Pte., Ltd. established a subsidiary in Chongqing, China.  Trio-Tech (Chongqing) Co., Ltd. has a registered capital of RMB 20,000 (Chinese yuan), or equivalent to approximately U.S. $2,600, and is wholly owned by Trio-Tech International Pte., Ltd.

On August 27, 2007, Trio-Tech (Chongqing) Co., Ltd. entered into a Memorandum Agreement with JiaSheng Property Development Co., Ltd. (“JiaSheng”) to jointly develop a piece of property with 24.91 acres owned by JiaSheng located in Chongqing City, China, which is intended for sale after the completion of development.  Pursuant to the signed agreement, Trio-Tech (Chongqing) Co., Ltd. invested RMB 10,000, equivalent to approximately U.S. $1,464 based on the exchange rate on September 30, 2009 published by the Monetary Authority of Singapore.

On December 17, 2007, Trio-Tech (Chongqing) Co., Ltd. invested an additional RMB 5,000, approximately U.S. $732, to increase the square meters of the buildings specified in the original Memorandum Agreement dated August 27, 2007 by 9,885 square meters, which was approved by the Chinese District Zoning Regulation Bureau. After that additional capital infusion, the equity ratio owned by the Company in that joint venture was 20%.

On January 4, 2008, Trio-Tech (Chongqing) Co., Ltd. entered into a Memorandum Agreement with MaoYe Property Ltd. to purchase an office space of 827.2 square meters on the 35th floor of a 40 story office building located in Chongqing, China.  The total cash purchase price was RMB 5,554 (Chinese yuan), equivalent to approximately U.S. $813 based on the exchange rate as of September 30, 2009 published by the Monetary Authority of Singapore.  Under the terms of the agreement, the Company paid the purchase price in full on January 4, 2008.  The Company rented this property to a third party on July 13, 2008. The term of the rental agreement was five years with a monthly rental income of RMB 39, or approximately $6 for the first three years, with an increase of 8% in the fourth year and another 8% in the fifth year. In the three months ended September 30, 2009 and 2008, this property generated a rental income of $17 and $14, respectively.

In the fourth quarter of 2008, the investment of RMB 5,000, approximately U.S. $732 based on the exchange rate as of September 30, 2009 published by the Monetary Authority of Singapore, was returned to the Company, which reduced the investment in this project to $1,464.  After that return of investment, the equity ratio owned by the Company in that joint venture was 15%. The Company also recorded a profit of RMB 750, approximately $103, in investment income in the fourth quarter of 2008.

In October 2008, the Company received a second return on investment principal of RMB 1,988, or $291, and investment income of RMB 1,312, or $192, from JiaSheng.  The investment income was part of the return on investment based on the total investment amount of RMB 15,000, or $2,196.  After the second return of investment, the equity ratio owned by the Company in that joint venture was 13%.

On October 23, 2008, Trio-Tech (Chongqing) Co., Ltd. entered into a Memorandum Agreement with JiaSheng to purchase four units of commercial property and two units of residential property, totaling 1,391.70 square meters, at JiaSheng Jingyun Huafu Project located at No. 17 Puyun Avenue in Chongqing, China. The total purchase price was RMB 7,042, approximately $1,031 based on the exchange rate as of September 30, 2009 published by the Monetary Authority of Singapore.  The Company made a cash payment of RMB 3,612, or $529, and offset the remaining purchase price for this commercial and residential property with the investment returns and investment income from the No. B48 property in the BeiPei district of Chongqing City. The Company has not received the title for this property as of the filing date of this Form 10-Q, as the seller is in the process of making the payments of all taxes due so that the documents can be received and the transfer can take place.

On October 23, 2008 the Company entered into a lease agreement with JiaSheng for the six units purchased from JiaSheng pursuant to the Memorandum Agreement.  The lease provides for a two year term with an annual rental income of RMB 1,392, or approximately $204. The lease started on November 1, 2008 and generated a rental income of $51 in the three months ended September 30, 2009. The depreciation expenses of the investment property in Chongqing, China were $23 and the depreciation expenses of our office and office furniture in Chongqing, China were $2 in the three months ended September 30, 2009.

11.	BUSINESS SEGMENTS

The Company has historically operated in three segments; the testing service industry (which performs structural and electronic tests of semiconductor devices), the designing and manufacturing of equipment (which equipment tests the structural integrity of integrated circuits and other products) and distribution of various products from other manufacturers in Singapore and Southeast. In June 2007, Trio-Tech International Pte., Ltd. established a subsidiary in Chongqing, China.  As the Company’s investment in the real estate business in Chongqing, China exceeds more than 10% of the combined assets of all operating segments in the fourth quarter of fiscal 2009, the Company reported its investment in China as a separate Real Estate Segment, to be in compliance with ASC Topic 280, Segment Reporting.On July 1, 2009, the Company closed the transaction of acquiring 100% interest in PT SHI Indonesia, pursuant to the Share Purchase Agreement dated April 7, 2009.  PT SHI Indonesia is an Indonesia –based enterprise providing fabrication of large and complex structures and related services for the offshore oil and gas industries. Beginning on July 1, 2009, the operating results of this subsidiary were included in the condensed consolidated statements of the Company for the three months ended September 30, 2009 and fabrication services are included in the Company’s new segment “Fabrication Services”.

The revenue allocated to individual countries was based on where the customers were located. The allocation of the cost of equipment, the current year investment in new equipment and depreciation expense have been made on the basis of the primary purpose for which the equipment was acquired.

All inter-segment sales were sales from the manufacturing segment to the testing and distribution segments. Total inter-segment sales were $1 and $11 for the three months ended September 30, 2009 and 2008, respectively. Corporate assets mainly consisted of cash and prepaid expenses. Corporate expenses mainly consisted of salaries, insurance, professional expenses and directors' fees.

The following segment information is unaudited:

Business Segment Information:
	Quarter				Depr.
	Ended	Net	Operating	Total	and	Capital
	Sep. 30,	Sales	Loss	Assets	Amort.	Expenditures
Manufacturing	2009	$3,715	$(171)	$3,683	$50	$2
	2008	3.046	(444)	1,987	60	84

Testing Services	2009	2,671	(227)	21,665	372	4,214
	2008	3,098	(222)	29,593	485	575

Distribution	2009	147	14	124	1	-
	2008	86	31	44	1	-

Real Estate	2009	68	14	3,384	25	-
	2008	14	14	44	-	-

Fabrication	2009	504	(272)	2,005	51	355
Services	2008	-	-	-	-	-

Corporate and Unallocated	2009	-	114	1,580	-	-
	2008	-	(52)	50	-	-

Total Company	2009	$7,105	$(528)	$32,441	$499	$4,571
	2008	$6,244	$(673)	$31,674	$546	$659

12.    NONCONTROLLING INTEREST

As of July 1, 2009, the Company implemented ASC Topic 810 which modifies the accounting and disclosure requirements for subsidiaries which are not wholly-owned. In accordance with the provisions of ASC Topic 810, the Company has reclassified the noncontrolling interest previously reflected between long-term liabilities and stockholders’ equity and included the amount as a component of stockholders’ equity in the accompanying condensed consolidated balance sheets. Additionally, the Company has presented the net income attributable to the Company and the noncontrolling ownership interests  separately in the accompanying condensed consolidated financial statements.

Noncontrolling interest represents the minority stockholders’ share of 45% of the equity of Trio-Tech Malaysia, also 45% interest in the newly formed company SHI, a subsidiary of Trio-Tech International Pte. Lte., which is a subsidiary of the Company.

13.   FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued ASC 820 Fair Value Measurements and Disclosures (formerly Statement of Financial Accounting Standard No. 157 Fair Value Measurements).  ASC 820 provides enhanced guidance for using fair value to measure assets and liabilities.  Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between participants in the market in which the reporting entity transacts its business.  ASC 820 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability.  In support of this principle, ASC 820 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy.  Effective July 1, 2008, the Company adopted the provisions of ASC 820 as it relates to financial assets and financial liabilities. The adoption of ASC 820 did not have a material effect on our results of operations, financial position or liquidity.

The following table provides a summary of the assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2009:
		Basis of Fair Value Measurements
	As of September 30, 2009	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3
Assets
Short-term deposits	$1,365	$1,365	$-	$-
Restricted short-term deposits	$3,540	$3,540	$-	$-
Total assets measured at fair value	$4,905	$4,905	$-	$-

Percentage of total assets	15.1%	15.1%	-	-

As noted above, the fair value of the Company’s term deposits is determined using quoted market prices in active markets. Since the Company’s term deposits are fixed rate deposits, there is an active, readily tradable market value based on quoted prices. We based our estimates on such prices (Level 1 pricing) as of September 30, 2009, or the measurement date. Active markets are those in which transactions occur in significant frequency and volume to provide pricing information on an on-going basis. Since valuations are based on quoted prices that are readily and regularly available in an active market, the valuation of these term deposits does not entail a significant degree of judgment.

14.	BANK LOANS PAYABLE

On August 24, 2008, Trio-Tech Malaysia Sdn. Bhd. entered a new loan agreement with a local bank in Malaysia obtaining a long-term loan of RM 9,650, or approximately $2,777, offered by a financial institution in Malaysia. This non-revolving long-term loan has a term of fifteen years from the first draw down with a fixed interstinterest rate of 4.05% per annum. The purpose of this loan was to purchase a building for a value of RM 12,450 (Malaysian ringgit) or approximately $3,583 (U.S. dollars), for its testing operations. Prior to this purchase, this property was under lease rental by the Company. On August 10, 2009, the Company began to draw down the money on this loan.

Bank loans payable consisted of the following:
	Sept. 30, 2009	June 30, 2009
Note payable denominated in Malaysian Ringgit to a commercial bank for infrastructure investment, maturing in August 2024, bearing interest at the bank’s prime rate (4.05% at September 30, 2009) per annum, with monthly payments of principal plus interest through August 2024, collateralized by the acquired building.	$2,777	$-

Note payable denominated in Singapore dollars to a commercial bank for expansion plans in Singapore and China, maturing in August 2010, bearing interest at the bank’s prime rate (5.28% and 5.75% at June 30, 2009 and 2008) plus 0.25% per annum, with monthly payments of principal plus interest of $124 through June 2009, collateralized by Corporate Guarantee. This note payable is secured by cash deposits of $2,759 as at June 30, 2009, which is reported as non-current assets, restricted term deposits on the consolidated balance sheet.	1,185	1,503

Current portion	(1,459)	(1,266)
Long term portion of bank loans payable	$2,503	$237

   Future minimum payments (including interest) at September 30, 2009 were as follows:

2011	$106
2012	106
2013	106
2014	106
2015	106
Thereafter	1,973
Total obligations and commitments	$2,503

15.   SUBSEQUENT EVENT

In fiscal 2008, Trio-Tech Chongqing Co., Ltd. entered into a Memorandum Agreement with JiaSheng to invest an aggregate of RMB 15,000, or approximately $2,243, to jointly develop a piece of property with the intention to sell the property after development. Through September 30, 2009, the Company has received back $6,988, or approximately $1,023 of its investment. As per the Memorandum Agreement, by the end of October 2009 Trio-Tech Chongqing Co., Ltd. should have received the total balance of its investment, or RMB 8,012 (or approximately $1,173 based on the exchange rate on September 30, 2009 published by the Monetary Authority of Singapore). In August 2009, the Company received a notice from Jiasheng that the completion of the project has been delayed due to certain reasons.  In addition, the price of the property was adversely affected by the slow down of demand in real estate property  in China. Jiasheng has decided to slow down the project and delay the sale of the property until the price recovered.  In November 2009, Jiasheng remitted parital of the amount due of RMB 3,300 or approximately $500 to the Company. Even though there has been a slow down in the anticipated sale of the property, the Company continues to believe that their cost basis in the property is less than the market value.  However, the estimated market value is a significant estimate and it could materially change in the short term.  The Company will continue to evaluate their estimates on a quarterly basis.

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

Overview

Founded in 1958, Trio-Tech International primarily provides third-party semiconductor testing and burn-in services primarily through its laboratories in Southeast Asia.  The Company also designs, manufactures and markets equipment and systems, and distributes semiconductor processing and testing equipment manufactured by others.  Trio-Tech International has historically operated in three distinct segments: Testing Services, Manufacturing and Distribution.  In June 2007, Trio-Tech International Pte., Ltd. established a subsidiary Trio-Tech (Chongqing) Co., Ltd. (“TTCQ”) in Chongqing, China to develop certain real estate projects. As our investment in the real estate business in Chongqing, China exceeded more than 10% of our combined assets of all operating segments in the fourth quarter of fiscal 2009, we reported our investment in China as a separate Real Estate Segment to be in compliance and in accordance with the ASC Topic 280 Segments Reporting. In April 2009, Trio-Tech International Pte., Ltd. set up a new entity, SHI International Pte., Ltd. ("SHI"), in which Trio-Tech International Pte., Ltd. holds 55% of the ownership interest. In the same month, SHI acquired PT SHI Indonesia, a company in Batam, Indonesia providing fabrication services to the oil and gas industries. The Company has reported this business as a fifth segment, as the nature of these business activities is different from our other business segments.

Geographically, the Company operates in U.S., Singapore, Malaysia, Thailand, China and Indonesia.  Its major operation activities are conducted in our Singapore and Malaysia operations.  The Company’s customers for semi-conductor related activities are mainly concentrated in Southeast Asia and they are either semiconductor chip manufacturers or testing facilities that purchase our testing equipment.

In the context of a challenging economic environment, in order to achieve our goal of attaining a lower breakeven point, we undertook several cost reduction measures. Since the first quarter of fiscal 2009 ending September 30, 2008, the Company reduced its headcount by approximately 48 employees.  Also, on February 27, 2008, our Chief Executive Office, Chief Financial Officer and directors voluntarily decreased their base salary to 50% of the base salary agreed to in July 2007.  From the second quarter of 2009 ending December 31, 2008, the Company implemented four-day work weeks for all the employees in the Singapore operation, which reduced its employee compensation by approximately 20%.

Testing

The Company provides third-party semiconductor testing and burn-in services primarily through our laboratories in Southeast Asia.

Recently, there has been widespread concern over the instability of the financial markets and their influence on the global economy. Management believes that, as a result of the credit market crisis and other macro-economic challenges currently affecting the global economy, the orders from our customers in our testing operations was reduced.

The Company plans to expand its market share in the semiconductor industry. In the three months ended September 30, 2009, the Malaysian subsidiary acquired the leased property in Malaysia in an effort to assure the prospects of long term support for our customers in Malaysia. Its Suzhou operation is in the process of transforming from a production based operation to an engineering service based operation.

Manufacturing

The Company manufacturing segment manufactures Artic Temperature Controlled Wafer Chucks, which are used for test, characterization and failure analysis of semiconductor wafers, Wet Process Stations, which wash and dry wafers at a series of 100 to 300 additional processing steps after the etching or deposition of integrated circuits, and other microelectronic substrates in what is commonly called the “front-end,” or creation, of semiconductor circuits.  Additionally, it also manufacture centrifuges, leak detectors, HAST (Highly Accelerated Stress Test) systems and “burn-in" systems that are used primarily in the “back-end” of the semiconductor manufacturing process to test finished semiconductor devices and electronic components.

In the United States, its manufacturing segment focused on marketing used and refurbished equipment, which some of its customers are more willing to purchase since it is less expensive than new equipment.

Due to the competitive environment in the manufacturing segment, we anticipate that the Company will continue to implement our cost reduction plan by outsourcing a portion of our manufacturing process to outside suppliers, such as electrical and mechanical fabrication houses, and seek competitively priced materials.

Distribution

The Company’s distribution segment operates primarily in Southeast Asia.  This segment markets and supports distribution of our own manufactured equipment in addition to distributing complementary products supplied by other manufacturers that are used by our customers and other semiconductor and electronics manufacturers.  It expanded the distribution business to include a strategic business unit mainly to serve as a distributor of electronic components to customers.  It is the strategy of management to focus on the sales of our own manufactured products. Managment believes this will help us to reduce our exposure to multiple risks arising from being a mere distributor of manufactured products from others.

Real Estate

In June 2007, Trio-Tech International Pte., Ltd. established TTCQ, a subsidiary in Chongqing, China.  In fiscal year 2008, TTCQ invested RMB 15,000, equivalent to approximately $2,196 based on the exchange rate on September 30, 2009 published by the Monetary Authority of Singapore, to jointly develop a piece of property with 24.91 acres with JiaSheng Property Development Co., Ltd. (JiaSheng) located in Chongqing City, China, which is intended for sale after the completion of development.

In January 2008, TTCQ purchased office space of 827.2 square meters located in Chongqing, China from MaoYe Property Ltd. at the purchase price of RMB 5,554, equivalent to approximately $813 based on the exchange rate as of September 30, 2009 published by the Monetary Authority of Singapore.  The Company rented this property out to a third party on July 13, 2008.  The term of the rental agreement was five years with a monthly rental income of RMB 39, or approximately $6 for the first three years, with an increase of 8% in the fourth year and another 8% in the fifth year. This property generated a rental income of $17 and $14 for the three months ended September 30, 2009 and 2008, respectively. In fiscal year 2009, TTCQ purchased four units of commercial property and two units of residential property, totaling 1,391.70 square meters located in Chongqing, China from JiaSheng. The total purchase price was RMB 7,042, equivalent to approximately $1,031 based on the exchange rate as of September 30, 2009 published by the Monetary Authority of Singapore System.  On October 23, 2008, the Company entered into a lease agreement with JiaSheng for the six units purchased from JiaSheng pursuant to the Memorandum Agreement.  The lease provides for a two year term with an annual rental income of RMB 1,392, or approximately $204 based on the exchange rate as of September 30, 2009 published by the Monetary Authority of Singapore. The lease started on November 1, 2008 and generated a rental income of $51 for the three months ended September 30, 2009.

Fabrication  Services

On July 1, 2009, SHI International Pte., LTD., a 55% owned subsidiary of the Company, consumated the aquisition of a 100% interest in PT SHI Indonesia for the purchase price of $113 pursuant to a Share Purchase Agreement dated April 7, 2009.  PT SHI Indonesia is an Indonesia–based enterprise providing fabrication of large and complex structures, such as FPSO (Floating, Production, Storage and Offloading), which is a converted or custom-built ship-shaped floater, employed to process oil and gas and for temporary storage of the oil prior to transshipment, and related services for the offshore oil and gas industries.  Our objective for acquiring this business was to diversify our business, reduce the risk associated with sole industry focus, and enhance the Company’s future growth opportunities.

Indonesia is one of the largest oil and gas producers in Southeast Asia, as well as a major exporter of liquefied natural gas in Asia. It has sufficient oil and gas reserves available for exploration and production for several years to come.  As such, management is of the view that Indonesia will offer great potential for a growth in demand for equipment and machinery for the oil and gas industries. Management believes that the demand for oil and gas has been increasing steadily for the past few years, thereby generating an increase in investments in the oil and gas industries to discover and explore new production locations to meet such demand. Management believes that this may lead to an increase in capital spending for oil and gas exploration and development, as well as capital spending on technology advances to improve the success rate in oil and gas discovery at lower costs.  In addition, as offshore oil and gas exploration moves into more challenging deep waters and locations where infrastructure is lacking, larger and more complex equipment may be needed to support the production facility. New operating structures such as Floating Production Storage and Offloading ("FPSO") that we are currently building are increasingly being considered to replace the conventional fixed offshore platforms.

In the three months ended September 30, 2009, this subsidiary generated revenue of $504, and an operating loss of $272, among which $52 was for depreciation expenses.

First Quarter Fiscal 2010 Highlights

●	Total revenue increased by $861, or 13.8%, to $7,105 for the first quarter of fiscal 2010, compared with revenue of $6,244 for the first quarter of fiscal 2009.
●	Manufacturing segment revenue increased by $669, or 22.0%, to $3,715 for the first quarter of fiscal 2010, compared to $3,046 for the first quarter of fiscal 2009.
●	Testing segment revenue decreased by $427, or 13.8%, to $2,671 for the first quarter of fiscal 2010, compared to $3,098 for the first quarter of fiscal 2009.
●	The new segment, Fabrication Services, generated revenue of $504 in the first quarter of fiscal 2010, with an operating loss of $272 for that quarter.
●	Distribution segment revenue increased by $61, or 70.9%, to $147 for the first quarter of fiscal 2010, compared to $86 for the first quarter of fiscal 2009.
●	Real Estate segment revenue increase by $54, or 385.7%, to $68 for the first quarter of fiscal 2010, compared to $14 for the first quarter of fiscal 2009.
●	Loss from operations decreased by $145 to $528 from $673 for the first quarter of fiscal 2009.
●	Gross profit margins decreased by 4.2% to 16.9% from 21.1% for the first quarter of fiscal 2009.
●	Selling expenses as a percentage of revenue decreased by 0.1% from 2.0% of revenue for the first quarter of fiscal 2009 to 1.9% of revenue for the first quarter of fiscal 2010.
●	General and administrative expenses as a percentage of revenue decreased by 9.9% from 32.3% of revenue for the first quarter of fiscal 2009 to 22.4% of revenue for the first quarter of fiscal 2010.
●	Net loss decreased by $168, or 23.4%, to $551, compared to $719 for the first quarter of fiscal 2009.
●	On July 1, 2009, SHI International Pte., LTD., a 55% owned subsidiary of the Company, consumated the aquisition of 100% interest in PT SHI Indonesia.
●
In August 2009, Trio-Tech (Malaysia) Sdn. Bhd. (“TTM”), a 55% owned subsidiary of Trio-Tech International Pte., Ltd., purchased a building for a value of RM 12,957 (Malaysian ringgit) or approximately $3,728 based on the exchange rate on September 30, 2009 published by the Monetary Authority of Singapore (MAS), for its testing operations. Prior to this purchase, this property was rented by the Company. As thisfactory building is located close to one of our major customers in Malaysia, management believes this purchase will help the Company to secure the testing orders from this customer.

Results of Operations and Business Outlook

The following table sets forth our revenue components for the three months ended September 30, 2009 and 2008, respectively.

	Three Months Ended September 30,
	2009	2008
Net Sales:
Manufacturing	52.3%	48.8%
Testing Services	37.6	49.6
Fabrication Services	7.0	--
Distribution	2.1	1.4
Real Estate	1.0	0.2
Total	100.0%	100.0%

Net sales for the three months ended September 30, 2009 were $7,105, an increase of $861, or 13.8%, compared to $6,244 for the same quarter last fiscal year.

Net sales into and within China and the Southeast Asia regions and other countries (except sales into and within the United States) increased by $2,497, or 63.8%, to $6,409 for the three months ended September 30, 2009, compared with $3,912 for the same period of last fiscal year. The increase was primarily due to an increase in sales in the manufacturing segment in its Singapore operations. Net sales into and within the United States were $696, a decrease of $1,636, or 70.2%, compared to the same quarter last fiscal year, due to a decrease in market demand for our products in the U.S. market, which management believes is the result of the negative impact of the financial crisis in the United States.

The increase in net sales can be discussed within five segments as follows:

Manufacturing Segment

Net sales in the manufacturing segment as a percentage of total net sales increased by 3.5% to 52.3% of total net sales for the three months ended September 30, 2009, compared to 48.8% of total net sales in the three months ended September 30, 2008.  The absolute amount of net sales increased by $669 for the three months ended September 30, 2009 to $3,715, compared to $3,046 in the same period of fiscal 2009. The increase in revenue generated by the manufacturing segment was due to an increase in demand for its products from one of its major customers in Singapore.

Testing Services Segment

As a percentage of net sales, the revenue generated by the testing segment in the first quarter of fiscal 2010 accounted for 37.6% of total sales, a decrease of 12.0%, compared to 49.6% in the same period of fiscal 2009.  In terms of dollar amount, the net sales of the testing segment for the first quarter of fiscal 2009 was $2,671, reflecting a decrease of $427, or 13.8%, compared to $3,098 for the first quarter of fiscal 2009. The decrease in revenue generated by the testing segment was due to a decrease in testing orders from one of our major customers in Malaysia as a result of a reduction in volume due to current market conditions. Demand for testing services varies from country to country depending on changes taking place in the market and our customers’ forecasts.  Because it is difficult to accurately forecast fluctuations in the market, management believes it is necessary to maintain testing facilities in close proximity to our customers in order to make it convenient for them to send us their newly manufactured parts for testing and to enable us to maintain a share of the market.

Fabrication Services Segment

As a percentage of total net sales, the revenue generated by the fabrication services segment accounted for 7.0% of total net sales in the first quarter of fiscal 2010. The absolute amount of net sales was $504 for the three months ended September 30, 2009. This being the first year of operations for this segment, management is exploring new business to optimize the capacity utilization which would enable the operations to be profitable.

Distribution Segment

As a percentage of total net sales, the revenue generated by the distribution segment in the first quarter of fiscal 2010 accounted for 2.1% of total net sales, an increase of 0.7% compared to 1.4% in the first quarter of fiscal 2009. The absolute amount of net sales in the distribution segment increased by $61 for the three months ended September 30, 2009, from $86 in the first quarter of fiscal 2009 to $147 in the first quarter of fiscal 2010. Product volume for the distribution segment depends on sales activities such as placing orders, queries on products and backlog.  Equipment and electronic component sales are very competitive, as the products are readily available in the market.

Real Estate Segment

The real estate segment accounted for 1.0% of total net sales in the first quarter of fiscal 2009, an increase of 0.8% compared to 0.2% in the first quarter of fiscal 2009. The absolute amount of net sales in the Real Estate segment  increased by $54 for the three months ended September 30, 2009, from $14 in the first quarter of fiscal 2009 to $68 in the first quarter of fiscal 2010. The increase in revenue generated by the real estate segment was  because the Company entered into a lease agreement with JiaSheng for the six units purchased from JiaSheng pursuant to the Memorandum Agreement on October 23, 2008. This lease started on November 1, 2008 and generated a rental income of $51 for the three months ended September 30, 2009.

Uncertainties and Remedies

There are several influencing factors which create uncertainties when forecasting performance, such as the ever-changing nature of technology, specific requirements from the customer, decline in demand for certain types of burn-in devices or equipment and decline in demand for testing services and fabrication services and other similar factors.  Based on a number of economic indicators, it appears that growth in global economic activity has slowed substantially. At the present time, the rate at which the global economy will slow has become increasingly uncertain. A continued slowing of global economic growth, and, in particular, in the United States, will likely have a negative impact on our growth and results of operations. One factors is the highly competitive nature of the semiconductor industry.   Another is that some customers are unable to provide a forecast of the products required in the upcoming weeks; hence it is difficult to plan for the resources needed to meet these customers’ requirements due to short lead time and last minute order confirmation. This will normally result in a lower margin for these products, as it is more expensive to purchase materials in a short time frame.  However, the Company has taken certain actions and formulated certain plans to deal with and to help mitigate these unpredictable factors.  For example, in order to meet manufacturing customers’ demands upon short notice, the Company maintains higher inventories, but continues to work closely with its customers to avoid stock piling.  We continue to cut costs by upgrading some of our existing facilities to cater to the changing requirements of customers and by maintaining a lean headcount, while still keeping quality high so as to sell new products at a competitive price. We have also been improving customer service from staff by keeping our staff up to date on the newest technology and stressing the importance of understanding and meeting the stringent requirements of our customers.  Finally, the Company is exploring new markets and products, looking for new customers, and upgrading and improving burn-in technology while at the same time searching for improved testing methods of higher technology chips.

Comparison of the First Quarters Ended September 30, 2009 (“Q1 2010”) and September 30, 2008 (“Q1 2009”)

The following table sets forth certain consolidated statements of income data as a percentage of net sales for the first quarters of fiscal 2010 and 2009, respectively:
	Three Months Ended September 30,
	2009	2008
Net Sales	100.0%	100.0%
Cost of sales	83.1%	78.9%
Gross Margin	16.9%	21.1%
Operating expenses
General and administrative	22.4%	32.3%
Selling	1.9%	2.0%
Research and development	0.1%	0.2%
Gain on disposal of PP&E	0.0%	(2.5%)
Total operating expenses	24.4%	32.0%
Loss from Operations	(7.5%)	(10.9%)

Overall Gross Margin

Overall gross margin as a percentage of revenue decreased by 4.2% to 16.9% for the three months ended September 30, 2009, from 21.1% in the first quarter of our last fiscal year primarily due to the decrease in the gross margin in the testing segment.

Gross profit margin as a percentage of revenue in the manufacturing segment increased from 14.4% in the first quarter of fiscal 2009 to 14.6% in the first quarter of fiscal 2010.  The increase in gross margin was due to a decrease in the cost of direct labor as the result of a decrease in employee headcount, and a decrease in rental expenses due to certain rental facilities being returned after expiration of the lease period.  In absolute amounts, gross profits increased by $105, to $543 for the three months ended September 30, 2010 from $438 for the three months ended September 30, 2009.

Gross profit margin as a percentage of revenue in the testing segment decreased by 5.0% for the three months ended September 30, 2009, from 27.0% to 22.0%, compared to the same quarter last fiscal year.  In terms of dollar amount, gross margin in the testing segment in the first quarter of fiscal 2010 was $587, a decrease of $250,  compared to $837 in the same period of fiscal 2009.  The decrease in the gross margin was primarily due to a decrease in testing volume coupled with a decrease in sales prices in the first quarter of fiscal year 2010. Additionally, because significant portions of our operating costs are fixed in the testing segment, as service demands and factory utilization decrease, the fixed costs are spread over the decreased output, which deteriorates profit margin. In addition, our customers changed their demands and specifications for burn-in hours, which resulted in a lower average unit selling price for burn-in services.

Gross profit margin as a percentage of revenue in the distribution segment decreased by 9.6% for the first quarter of fiscal 2010, from 31.4% in the first quarter of fiscal 2010 to 21.8%, compared to the same quarter last fiscal year. The decrease in the gross profit as a percentage of sales was due to a decrease in average sales prices in the first quarter of fiscal 2010 compared to the same quarter of fiscal 2009. In terms of dollar amount, gross margin in the distribution segment in the first quarter of fiscal 2010 was $32, an increase of $5, compared to $27 in the same period of fiscal 2009.  The gross margin of the distribution segment is not only affected by the market price of our products, but also our product mix, which changes frequently as a result of changes in market demand.

Gross profit margin as a percentage of revenue in the real estate segment was 48.5% for the first quarter of fiscal 2010. The direct cost related with the rental revenue generated in the real estate segment was depreciation expenses. As the depreciation expenses was immaterial in the first quarter of fiscal 2009, the gross margin of the real estate segment was 100% for the first quarter of fiscal 2009.

Gross profit margin as a percentage of revenue in the fabrication services segment was 1.8% for the three months ended September 30, 2009.  The cost of sales of this subsidiary mainly consisted of depreciation expenses and cost of direct labor. As this subsidiary just started its operating activities in Novermber 2008, and orders from customers are few, the revenue could not cover the entire fixed cost of the operation.

Operating Expenses

Operating expenses for the first quarters of fiscal 2010 and 2009 were as follows:

	Three Months Ended September 30,
(In Thousands, unaudited)	2009	2008
General and administrative	$1,591	$2,015
Selling	$132	$123
Research and development	$10	$10
Gain on disposal of PP&E	$(1)	$(159)
Total	$1,732	$1,989

General and administrative expenses decreased by $424, or 21.0%, from $2,015 in the fiscal quarter ended September 30, 2008 to $1,591 for the three months ended September 30, 2009. The decrease was attributable to a decrease in payroll expenses and a decrease in officer and executive compensation in fiscal 2009.  In the second quarter of 2009, we implemented four-day work weeks for all the employees in the Singapore operation, which reduced our employee compensation by approximately 20%.

Selling expenses increased by $9, or 7.3%, for the three months ended September 30, 2009, from $123 to $132 compared to the same quarter of fiscal 2009, mainly due to an increase in commission expenses as a result of more commissionable sales in the distribution segment.

In the first quarter of fiscal 2010, research and development expenses were $10, the same as the first quarter of fiscal 2009.

Gain on disposal of property, plant and equipment was $1 for the first quarter of fiscal year 2010, compared to a gain of $159 for the same period of fiscal year 2009. The gain in these two quarters mainly resulted from the disposal of certain idle fixed assets at a gain in the Singapore operation.

Loss from Operations

Loss from operations decreased by $145, or 21.5%, from $673 for the three months ended September 30, 2008 to $528 for the three months ended September 30, 2009, mainly due to a decrease in operating expenses as previously discussed.

Interest Expense

Interest expense for the first quarters of fiscal 2010 and 2009 was as follows:

	Three Months Ended September 30,
(In Thousands, unaudited)	2009	2008
Interest expense	$(19)	$(58)

Interest expense decreased by $39 for the three months ended September 30, 2009 to $19 from $58 for the three months ended September 30, 2008 primarily due to a decrease in the outstanding balance of the loan payable. We are trying to keep our debt at a minimum in order to save financing costs. Our credit rating provides us with ready and adequate access to funds in global markets.  As of September 30, 2009, the Company had an unused line of credit of $15,657.

Other (Expenses) Income

Other (expenses) income for the first quarters of 2010 and 2009 were as follows:

	Three Months Ended September 30,
(In Thousands, unaudited)	2009	2008
Other (expenses) income	$(3)	$201

Other expenses increased by $204 to an expense of $3 for the three months ended September 30, 2009 from an income of $201 in the same quarter of last fiscal year primarily due to an increase in the currency transaction loss. Currency transaction loss increased by $207 for the three months ended September 30, 2009, from a transaction gain of $157 to a transaction loss of $50, compared to the same quarter of fiscal 2009. This was attributable to the weakening of the U.S. dollar against foreign currency with regard to transactions denominated in U.S. dollars.

Income Tax

Income tax benefit for the three months ended September 30, 2009 was $37, an increase of $135, compared to an income tax expense of $98 for the same quarter last fiscal year. The increase in income tax benefit was mainly due to a higher income tax benefit for the increased loss generated by our Singapore operations in the first quarter of fiscal 2010.

Noncontrolling Interest

As of September 30, 2009, we held 55% interest in Trio-Tech Malaysia and 55% interest in SHI Singapore. The noncontrolling interest for the three months ended September 30, 2009, in the net income of subsidiary, was $38, a decrease of $53 compared to the noncontrolling interest of $91 for the same quarter of fiscal 2009.  The decrease in the noncontrolling interest was attributable to the reduced net income generated from the Malaysia testing operation due to a slow down in market demand from our customers there, and an increase in net loss generated from our subsidiary, SHI Singapore, which was set up in April 2009 after it consolidated the losses from its  subsidiary PT SHI Indonesia.

Net Loss

Net loss was $551 in the first quarter of fiscal 2010, a decrease of $168 from a net loss of $719 for the three months ended September 30, 2008. The improvement in net loss was mainly due to a decrease in operating expenses and an increase in income tax benefits,  as previously discussed.

Loss per Share

Basic and diluted loss per share for the three months ended September 30, 2009 decreased by $0.05 to $0.17 from $0.22 per basic and diluted per share in the same quarter of the prior fiscal year as a result of a decrease in net loss.

Segment Information

The revenue, gross margin and income from each segment for the first quarter of fiscal 2010 and the first quarter of fiscal 2009, respectively, are presented below. As the segment revenue and gross margin for each segment have been discussed in the previous section, only the comparison of income from operations is discussed below.

Manufacturing Segment

The revenue, gross margin and income/loss from operations for the manufacturing segment for the first quarters of fiscal years 2010 and 2009 were as follows:
	Three Months Ended September 30,
(In Thousands, unaudited)	2009	2008
Revenue	$3,715	$3,046
Gross margin	14.6%	14.4%
Loss from operations	$(171)	$(444)

Loss from the manufacturing segment decreased by $273 to $171 for the three months ended September 30, 2009 from $444 in the same quarter last fiscal year primarily due to an increase in revenue as a result of the increased demand of our products from  one of our major customers in Singapore.  Operating expenses for the manufacturing segment were $714 and $882 for the three months ended September 30, 2009 and 2008, respectively. The decrease in operating expenses was mainly from the decrease in payroll related expenses as a result of a decrease in employee headcount and our cost cutting actions, as previously discussed.

Testing Segment

The revenue, gross margin and loss from operations for the testing segment for the first quarters of fiscal years 2010 and 2009 were as follows:

	Three Months Ended September 30,
(In Thousands, unaudited)	2009	2008
Revenue	$2,671	$3,098
Gross margin	22.0%	27.0%
Loss from operations	$(227)	$(222)

Loss from operations in the testing segment in the first quarter of fiscal 2010 was $227, an increase of $5, or 2.3%, compared to a loss of $222 in the same period of fiscal 2009. The increase in operating loss was attributable to a decrease in gross profits of $250, which was offset by a decrease in operating expenses of $245. Operating expenses were $814 and $1,059 for the three months ended September 30, 2009 and 2008, respectively. The decrease in operating expenses was mainly due to a decrease in payroll related expenses as a result of a decrease in employee headcount and our cost cutting actions, as previously discussed.

Distribution Segment

The revenue, gross margin and income from operations for the distribution segment for the first quarters of fiscal years 2010 and 2009 were as follows:

	Three Months Ended September 30,
(In Thousands, unaudited)	2009	2008
Revenue	$147	$86
Gross margin	21.8%	31.4%
Income from operations	$14	$31

Income from operations in the distribution segment decreased by $17 to $14 for the three months ended September 30, 2009, from $31 for the three months ended September 30, 2008. The decrease in operating income was mainly due to an increase in gross profit of $5 as the result of an increase in revenue, which was offset by an increase in operating expenses of $22.  Operating expenses were $18 and negative $4 for the three months ended September 30, 2009 and 2008, respectively. The increase in operating expenses was mainly due to a gain of $24 in the selling of property, plant and equipment in the first quarter of fiscal 2009. We did not have such a gain in the first quarter of 2010.

Real Estate Segment

The revenue, gross margin and loss from operations for the real estate segment for the first quarters of fiscal years 2010 and 2009 were as follows:

	Three Months Ended September 30,
(In Thousands, unaudited)	2009	2008
Revenue	$68	$14
Gross margin	48.5%	--
Income from operations	$14	$14

Income from operations in the real estate segment remained at $14 for the three months ended September 30, 2009 and 2008, respectively.  The operating expenses were $19 and zero for the three months ended September 30, 2009 and 2008, respectively. The operating expenses for the three months ended September 30, 2009 mainly consisted of depreciation expenses and payroll  related expenses. The operating expenses for the three months ended September 30, 2008 were immaterial.

Fabrication Services

The revenue, gross margin and loss from operations for the fabrication services segment for the first quarters of  fiscal years 2010 and 2009 were as follows:

	Three Months Ended September 30,
(In Thousands, unaudited)	2009	2008
Revenue	$504	$--
Gross margin	1.8%	--
Loss from operations	$(272)	$--

Loss from operations in the fabrication services segment was $272. Operating expenses were $281 for the three months ended September 30, 2009. This segment started operation July 1, 2009. As it is still in the development stage,  the idle capacity and other fixed costs remain unabsorbed. Management believes that our gross margin in the fabrication services segment will be improved  in the future if we are able to increase our  revenue and increase the utilization of our facilities.

Corporate

The income (loss) from operations for corporate for the first quarters of fiscal 2010 and 2009 was as follows:

	Three Months Ended September 30,
(In Thousands, unaudited)	2009	2008
Income (loss) from operations	$114	$(52)

Corporate operating income increased by $166 to $114 for the three months ended September 30, 2009, from operating loss of $52 in the same period last fiscal year. The increased operating income was mainly due to a decrease of $188 in stock option expenses. In fiscal 2009, we granted 50,000 shares of stock options to certain officers and employees pursuant to the 2007 Employee Plan and 60,000 shares of stock options to our directors pursuant to the 2007 Directors Plan, but we granted no options in fiscal 2010 under either plan. The decrease on stock option compensation was partially offset by a decrease in corporate management fees. In July 2009, we decreased the corporate management fee, which is based on the percentage of revenue imposed on all the subsidiaries, due to an increase in the revenue from our subsidiaries.  The revenue percentage charged on subsidiaries is a reimbursement to the corporate office to cover its operating expenses. Management reviews this percentage periodically to make sure the amount charged is sufficient to cover its corporate expenses.

Financial Condition

During the three months ended September 30, 2009, total assets increased $4,494 from $27,947 at June 30, 2009 to $32,441 at September 30, 2009. The majority of the increase was in accounts receivables and fixed assets.

At the end of the first quarter of fiscal 2010, total cash and short-term deposits were $6,312, reflecting a decrease of $1,719 from fiscal year-end 2009. The decrease was primarily due to capital expenditures of $4,571 in the first quarter of fiscal 2010.

At September 30, 2009, the accounts receivable balance increased by $2,369 from the balance at June 30, 2009 due primarily to an increase in sales in the first quarter of fiscal 2010. The rate of turnover of accounts receivables was 66 days at the end of the first quarter of fiscal 2010 compared with 78 days at fiscal year-end 2009.
Inventory at September 30, 2009 was $952, a decrease of $232, or 19.6%, compared to $1,184 at June 30, 2009. The decrease in inventory was mainly from the work in progress inventory items.  Our manufacturing segment sales increased in the first quarter of fiscal 2010 and, once shipment was completed, work in progress inventory decreased. The turnover of inventory was 30 days at the end of the first quarter of fiscal 2010 compared with 40 days at fiscal year-end 2009.  The lower rate was due to an increase in sales as a result of more orders being placed by one of our major customers.

Prepaid expenses and other current assets at September 30, 2009 were $303, an increase of $136 from the balance at June 30, 2009, primarily due to increased prepayments to suppliers in the Singapore, Malaysia and Indonesian operations in the ordinary course of business.

Property, plant and equipment increased by $4,557, from $6,607 at June 30, 2009 to $11,164 at September 30, 2009. Capital expenditures were $4,571 ($3,354 in cash, and $1,217 was prepaid in the fourth quarter of fiscal 2009) for the first quarter of fiscal 2010, compared with $659 for the first quarter of fiscal 2009.  The increase in capital expenditure was mainly due to the purchase of approximately $3,761 for a factory and office building in Petaling Jaya, Kualalumpur, Malaysia. Prior to this purchase, this property was under lease rental by the Company. As this factory building is close to the facility of one of our major customers,  the Company believes that this purchase can help us to secure the testing order from that customer. PT SHI, the newly acquired subsidiary, purchased fixed assets of  $355 during the period ending September 30, 2009. The fixed assets consisted primarily of leasehold improvement to strengthen the base of the facility to handle E-house projects, the capital expenditures for which were $344.

Depreciation was approximately $499 for the first quarter of fiscal 2010, compared with $518 for the first quarter of fiscal 2009. The decrease in depreciation expenses was mainly due to the write-off of certain fixed assets in the Malaysia and China operations in the second and third quarters of fiscal year 2009, which resulted in lower depreciation in the first quarter of fiscal 2010.

Other assets at September 30, 2009 decreased by $1,191 to $135, compared to $1,326 at June 30, 2009.  The decrease in other assets was primarily due to a down payment of $1,217 for fixed assets in the Malaysia operations for the purchase of the building in the fourth quarter of fiscal 2009. This purchase was completed in August 2009.

Liquidity Comparison

Net cash used by operating activities decreased by $1,055 to $1,022 for the three months ended September 30, 2009 from $33 in the same period of last fiscal year. The increase in net cash used by operating activities was primarily due to the cash outflow from accounts receivable of $2,108, which increased by $2,969 from a cash inflow of $861 in the same period in the prior year.

Net cash used in investing activities increased by $1,524 to $2,592 for the three months ended September 30, 2009 from $1,068  for the same period of fiscal 2009 primarily due to an increase in capital expenditure. Capital expenditure in cash increased by $2,695 to $3,354 in the first quarter of fiscal 2010, compared with $659 for the same period of the prior year. The increase in capital expenditure was primarily for the purchase of factory and office building in our Malaysia operation, as previously discussed. In the first quarter of fiscal 2010, we closed the transaction of acquiring 100% interest in PT SHI Indonesia. The purchase price was $113. We paid $10 in cash for this purchase, and acquired cash and cash equivalent of $235 from the acquired company. The net value of the acquired company was negative $318.

Net cash provided by financing activities in the first quarter of fiscal 2010 was $2,460, representing an increase of $1,912 compared to net cash outflow of $548 during the first quarter of fiscal 2009.  The increase was due mainly to an increase of $2,733 from long-term bank loans compared with the same period of last fiscal year. On August 24, 2008, TTM obtained a long-term loan of RM 9,625, or approximately $2,733, offered by a financial institution in Malaysia for the purpose of purchasing a building for its testing operations in Petaling Jaya, Kualalumpur, Malaysia.

We believe we have the necessary financial resources to meet our projected cash requirements for at least the next twelve months.

Corporate Guarantee Arrangement

The Company provides a corporate guarantee of approximately $1,768 to one of its subsidiaries in Southeast Asia to secure line-of-credit and term loans from a bank to finance the operations of such subsidiary. With the strong financial position of the subsidiary company, the Company believes this corporate guarantee arrangement will have no material impact on its liquidity or capital resources.

Critical Accounting Estimates & Policies

There have been no significant changes in the critical accounting polices, except the accounting policy on revenue recognition, disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the most recent Annual Report on Form 10-K.

Revenue Recognition — We adopted the following revenue recognition policy for our fabrication service segment which was set up in the first quarter of fiscal 2010.

In the fabrication services segment, revenue is recognized from long-term, fixed-price contracts using the percentage-of-completion method of accounting, (1) input method - measured by multiplying the estimated total contract value by the ratio of actual contract costs incurred to date to the estimated total contract costs (2) output method – where the percentage of completion can be established directly based on the ouptut. The Company makes significant estimates involving its usage of percentage-of-completion accounting to recognize contract revenues. The Company periodically reviews contracts in process for estimates-to-completion, and revises estimated gross profit accordingly. While the Company believes its estimated gross profit on contracts in process is reasonable, unforeseen events and changes in circumstances can take place in a subsequent accounting period that may cause the Company to revise its estimated gross profit on one or more of its contracts in process. Accordingly, the ultimate gross profit realized upon completion of such contracts can vary significantly from estimated amounts between accounting periods.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.  CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2009, the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective at a reasonable level.

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

           Not applicable.

Item 1A.  Risk Factors

           Not applicable.

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

Item 3.  Defaults Upon Senior Securities

           Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

           Not applicable.

Item 5.  Other Information

           Not applicable.

Item 6.   Exhibits

31.1 31.2 32	Rule 13a-14(a) Certification of Principal Executive Officer of Registrant Rule 13a-14(a) Certification of Principal Financial Officer of Registrant Section 1350 Certification.

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
                                                                       Dated: November 20, 2009