Form 10-Q
period 2009-12-31
TRIO TECH INTERNATIONAL
filed 2010-02-16
CIK 732026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2009

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 10, 2010
[Common Stock, $0.01 par value per share]	3,227,430 shares

TRIO-TECH INTERNATIONAL
INDEX TO CONSOLIDATED FINANCIAL INFORMATION, OTHER INFORMATION AND SIGNATURE

		Page
Part I.	Financial Information

Item 1.	Financial Statements
	(a) Condensed Consolidated Balance Sheets as of December 31, 2009 (Unaudited) and June 30, 2009	2
	(b) Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months and Six Months Ended December 31, 2009 (Unaudited) and December 30, 2008 (Unaudited)	3
	(c) Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2009 (Unaudited) and December 30, 2008 (Unaudited)	4
	(d) Notes to Consolidated Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	45
Item 4T.	Controls and Procedures	45

Part II.	Other Information

Item 1.	Legal Proceedings	46
Item 1A.	Risk Factors	46
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 3.	Defaults upon Senior Securities	46
Item 4.	Submission of Matters to a Vote of Security Holders	46
Item 5.	Other Information	46
Item 6.	Exhibits	47

Signatures		48

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	December 31,	June 30,
	2009	2009
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash & cash equivalent	$4,699	$6,037
Short-term deposits	1,371	1,994
Trade accounts receivable, less allowance for doubtful	5,919	3,981
accounts of $100 and $165
Other receivables	501	279
Inventories, less allowance for obsolete inventory
of $834 and $718	1,485	1,184
Prepaid expenses and other current assets	195	167
Total current assets	14,170	13,642

INVESTMENT PROPERTY IN CHINA , Net	2,627	2,935
PROPERTY, PLANT AND EQUIPMENT, Net	11,044	6,607
GOODWILL	434	-
OTHER ASSETS	209	1,326
RESTRICTED TERM DEPOSITS	3,570	3,437
TOTAL ASSETS	$32,054	$27,947

LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$2,955	$1,025
Accrued expenses	1,830	1,769
Income taxes payable	191	202
Current portion of bank loans payable	1,132	1,266
Current portion of capital leases	78	78
Total current liabilities	6,186	4,340

BANK LOANS PAYABLE, net of current portion	2,511	237
CAPITAL LEASES, net of current portion	16	52
DEFERRED TAX LIABILITIES	531	526
OTHER NON-CURRENT LIABILITIES	634	10
TOTAL LIABILITIES	$9,878	$5,165

COMMITMENT AND CONTINGENCIES	-	-

EQUITY
TRIO-TECH INTERNATIONAL’S SHAREHOLDERS' EQUITY:
Common stock; no par value, 15,000,000 shares authorized;
3,227,430 shares issued and outstanding as at December 31, 2009, and June 30, 2009, respectively	$10,365	$10,365
Paid-in capital	1,534	1,446
Accumulated retained earnings	5,724	6,859
Accumulated other comprehensive loss-translation adjustments	1,422	1,194
Total Trio-Tech International shareholders' equity	19,045	19,864
NONCONTROLLING INTEREST	3,131	2,918
TOTAL EQUITY	$22,176	$22,782
TOTAL LIABILITIES AND EQUITY	$32,054	$27,947

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
UNAUDITED (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

	Six Months Ended		Three Months Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2009	2008	2009	2008
Revenue
Products	$7,001	$5,966	$3,139	$2,834
Services	5,263	5,826	2,592	2,728
Fabrication Services	704	-	200	-
Others	328	257	260	243
	13,296	12,049	6,191	5,805
Cost of Sales
Cost of products sold	6,071	4,897	2,784	2,230
Cost of services rendered	3,816	4,272	1,731	2,011
Cost of fabrication services rendered	1,193	-	699	--
Others	71	19	36	19
	11,151	9,188	5,250	4,260

Gross Margin	2,145	2,861	941	1,545

Operating Expenses/ (Gains) :
General and administrative	3,028	3,339	1,437	1,324
Selling	227	206	95	83
Research and development	20	20	10	10
Impairment loss	-	520	-	520
(Gain)/loss on disposal of property, plant and equipment	(1)	(154)	-	5

Total operating expenses	3,274	3,931	1,542	1,942

Loss from Operations	(1,129)	(1,070)	(601)	(397)

Other Income (Expenses)
Interest expense	(74)	(104)	(55)	(46)
Other income	143	332	146	131
Total other income	69	228	91	85

Loss Before Income Taxes	(1,060)	(842)	(510)	(312)

Income Tax Expenses (Benefits)	(28)	36	9	(62)

Loss before non-controlling interest	(1,032)	(878)	(519)	(250)
Non-controlling interest	(103)	(267)	(65)	(176)
NET LOSS	(1,135)	(1,145)	(584)	(426)

Comprehensive Loss
Net loss	(1,032)	(878)	(519)	(250)
Foreign currency translation adjustment	338	(678)	109	(22)
Comprehensive Loss	(694)	(1,556)	(410)	(272)
Comprehensive loss attributable to the non-controlling interest	(213)	(267)	(140)	(162)
Comprehensive loss attributable to Trio-Tech International	(907)	(1,823)	(550)	(434)
LOSS PER SHARE:
Basic loss per share	$(0.35)	$(0.35)	$(0.18)	$(0.13)

Weighted Average Shares Outstanding:
Basic	3,227	3,227	3,227	3,227

See accompanying notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (IN THOUSANDS)

	Six Months Ended
	December 31,	December 31,
	2009	2008
	(unaudited)	(unaudited)
Cash Flow from Operating Activities
Net loss	$(1,135)	$(1,145)
Adjustments to reconcile net loss to net cash flow provided by operating activities
Depreciation and amortization	1,072	1,103
Bad debt expense	135	12
Inventory provision	116	71
Interest income on short-term deposits	(12)	(40)
Gain on sale of equipment	(1)	(154)
Investment income	-	240
Stock compensation	88	275
Deferred tax provision	5	29
Non-controlling interest	200	267
Changes in operating assets and liabilities, net of acquisition effects
Accounts receivables	(1,812)	1,752
Other receivables	(222)	-
Other assets	(155)	7
Inventories	(417)	707
Prepaid expenses and other current assets	304	420
Accounts payable and accrued liabilities	1,115	(3,061)
Income tax payable	(11)	(51)
Other non-current liabilities	(47)	-
Net cash provided by operating activities	(777)	472

Cash Flow from Investing Activities
Proceeds from unrestricted and restricted term deposits, net	514	2,433
Investments in short-term deposits	-	(152)
Proceeds from investment property	291	-
Investment in Chongqing, China	(31)	(529)
Additions to property, plant and equipment	(3,874)	(1,034)
Acquisition of PT SAS Indonesia, net of cash acquired	225	-
Proceeds from sale of equipment	3	178
Net cash provided by (used in) investing activities	(2,872)	896

Cash Flow from Financing Activities
Net borrowings on lines of credit	-	5
Repayment of bank loans and capital leases	(1059)	(972)
Proceeds from long-term bank loans and capital leases	3,112	-
Proceeds from exercising stock options	-	3
Net cash provided by (used in) financing activities	2,053	(964)
Effect of Changes in Exchange Rate	258	(263)

NET (DECREASE) INCREASE IN CASH	(1,338)	141
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,037	6,600
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,699	$6,741
Supplementary Information of Cash Flows
Cash paid during the period for:
Interest	$65	$131
Income taxes	$1	$-

Non-Cash Transactions
Non-cash investment for the investment in Chongqing	-	502
Non-cash capital expenditure	1,272	9

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  All significant inter-company accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements are presented in U.S. dollars.  The accompanying condensed consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.  Operating results for the six months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2010.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the fiscal year ended June 30, 2009.

New Accounting Policy:

Revenue Recognition — We adopted the following revenue recognition policy for our fabrication service segment which was acquired in the first quarter of fiscal 2010.

In the fabrication services segment, revenue is recognized from long-term, fixed-price contracts using the percentage-of-completion method of accounting, (1) Input measures - measured by multiplying the estimated total contract value by the ratio of actual contract costs incurred to date to the estimated total contract costs (2) Output measures – measured based on completion on results achieved - units produced or units delivered. The Company makes significant estimates involving its usage of percentage-of-completion accounting to recognize contract revenues. The Company periodically reviews contracts in process for estimates-to-completion, and revises estimated gross profit accordingly. While the Company believes its estimated gross profit on contracts in process is reasonable, unforeseen events and changes in circumstances can take place in a subsequent accounting period that may cause the Company to revise its estimated gross profit on one or more of its contracts in process. Accordingly, the actual gross profit realized upon completion of such contracts can vary significantly from estimated amounts between accounting periods.

Reclassification: — Certain reclassifications have been made to the previous year’s financial statements to conform to current year presentation, with no effect on previously reported net income.

2.	ACQUISITION OF PT SHI INDONESIA, BATAM, INDONESIA

On July 1, 2009, SHI International Pte., Ltd., a 55% owned subsidiary of the Company, consummated the acquisition of a 100% interest in PT SHI Indonesia, pursuant to the Share Purchase Agreement dated April 7, 2009. PT SHI Indonesia is an Indonesia–based enterprise providing fabrication of large and complex structures employed to process oil and gas and for temporary storage of the oil prior to transshipment, and related services for the offshore oil and gas industries. The Company’s objective for acquiring this business was to diversify its business, reduce the risk associated with sole industry focus, and enhance the Company’s future growth opportunities. There were operating activities in PT SHI Indonesia for the six months ended December 31, 2008. Beginning on July 1, 2009, the operating results of this subsidiary were included in the consolidated statements of the Company for the six months ended December 31, 2009. Fabrication services are included in the Company’s new segment “fabrication services”. This acquisition transaction was not considered significant to the Company.

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
$113

The contingent note payable of $103 recorded during the six months ended December 31, 2009 was related to agreements to pay additional amounts based on achievement of certain performance measures for up to two years ending after the acquisition date. The excess purchase price over the fair value of net assets acquired was recorded as goodwill. Goodwill will not be amortized, but will be evaluated for impairment annually or whenever events or changes in circumstances indicate that the value of a certain asset may be impaired. The goodwill is not tax deductible.

The unaudited financial information in the table below summarizes the combined results of the operations of the Company and the new Fabrication Services segment for the three and six months ended December 31, 2009 as if the acquisition had occurred on July 1, 2008. The results from operations for the three and six months ended December 31, 2009 included the acquisition of PT SHI Indonesia, Batam , Indonesia that was completed at the beginning of the first quarter of fiscal 2009.

The pro forma results are presented for information purposes only and are not necessarily indicative of the results of operations that would have been achieved had the acquisition taken place at the beginning of the three and six months ended December 31, 2008.  The unaudited pro forma combined the statement of operations for the three and six months ended December 31, 2008 and historical results for the new Fabrication & Services segment for the period preceding the acquisition on July 1, 2008.

The following amounts are in thousands.

UNAUDITED PRO  FORMA STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2008

	Historical Information of the Company (1)	Historical Information of the Acquired Entity
	(Unaudited)	(Unaudited)	Pro Forma
Net sales	$5,805	$67	$5,872
Net loss	$(426)	$(404)	$(830)
Basic loss per share	$(0.13)	(0.13)	$(0.26)
Diluted loss per share	$(0.13)	(1.13)	$(0.26)

Basic weighted average common shares outstanding	3,227	-	3,227
Diluted weighted average common shares outstanding	3,227	-	3,227

Note: The currency exchange rate is based on the average exchange rate of the related period.

1.	The historical operating results of the Company were based on the Company’s unaudited financial statement in this Form 10-Q filed with the SEC for the three-month period ended December 31, 2008

UNAUDITED PRO  FORMA STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2008

	Historical Information of the Company (1)	Historical Information of the Acquired Entity
	(Unaudited)	(Unaudited)	Pro Forma
Net sales	$12,049	$67	$12,116
Net loss	$(1,145)	$(404)	$(1,549)
Basic loss per share	$(0.35)	(0.13)	$(0.48)
Diluted loss per share	$(0.35)	(0.13)	$(0.48)

Basic weighted average common shares outstanding	3,227	-	3,227
Diluted weighted average common shares outstanding	3,227	0	3,227

Note: The currency exchange rate is based on the average exchange rate of the related period.

1.	The historical operating results of the Company were based on the Company’s unaudited financial statement in its Form 10-Q filed with the SEC for the six month period ended December 31, 2008.

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

In July 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS. 168"). Statement No. 168 supersedes Statement No. 162 issued in May 2008. Statement No. 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.   This Statement is effective for interim and annual periods ending after September 15, 2009, including the period covered by this report. The adoption of Statement No.168 does not materially impact the Company’s consolidated financial position or results of operations.

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

Effective June 30, 2009, the Company adopted a new accounting standard included in ASC  855 Subsequent Events that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. This new accounting standard provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The implementation of this standard did not have a material impact on our condensed consolidated financial statements. The Company evaluated subsequent events through February 12, 2010, the date the accompanying financial statements were issued.

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

In August 2009, the FASB issued an Update to ASC 820, Fair Value Measurements and Disclosures 2009-05 Measuring Liabilities at Fair Value, to provide guidance on measuring the fair value of liabilities under ASC 820. This update clarifies the fair value measurements for a liability in an active market and the valuation techniques in the absence of a Level 1 measurement. This update became effective for the interim period beginning October 1, 2009. The adoption of this update does not have a material impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued new accounting guidance to provide clarification on measuring liabilities at fair value when a quoted price in an active market is not available. This guidance became effective as to the Company on October 1, 2009 and does not have significant impact on the Company’s consolidated financial position or results of operations.

In September 2009 the New FASB Accounting Standards Update 2009-08 issued in Earnings Per Share (amendments to Section 260-10-S99). This update includes technical corrections to Topic 260-10-S99 Earnings Per Share, based on EITF Topic D-53, “Computation of Earnings Per Share for a Period that includes redemption or an induced conversion of a portion of a class of preferred stock” and EITF Topic D-42, “The effect of the calculation of Earnings Per Share for the redemption or induced conversion of preferred stock.” Implementation of this does not have an impact on its results or financial position of the Company.

In October 2009, FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605): “Multiple Deliverable Revenue Arrangements” (a Consensus of the FASB EITF). ASU No. 2009-13 modifies ASC 605-25, “Revenue Recognition - Multiple-Element Arrangements” (formerly EITF 00-21). ASU No. 2009-13 requires an entity to allocate the revenue at the inception of an arrangement to all of its deliverables based on their relative selling prices. This guidance eliminates the residual method of allocation of revenue in multiple deliverable arrangements and requires the allocation of revenue based on the relative-selling-price method. The determination of the selling price for each deliverable requires the use of a hierarchy designed to maximize the use of available objective evidence, including, VSOE, third party evidence of selling price (TPE), or estimated selling price (ESP).

In October 2009, FASB issued Accounting Standards Update (ASU) No. 2009-14, Topic 985: Certain Revenue Arrangements That Include Software Elements (a Consensus of the FASB Emerging Issues Task Force Issue (EITF)). ASU No. 2009-14 modifies ASC 985-605, Software Revenue, such that the following products would be considered non-software deliverables and therefore excluded from the scope of ASC 985-605:

•	Tangible products that contain software elements and non-software elements that function together to deliver the tangible product’s essential functionality.
•	Undelivered elements that are essential to the above described tangible product’s functionality.

ASU No. 2009-13 and ASU No. 2009-14 must be adopted no later than the beginning of the Company’s fiscal year 2011 and early adoption is allowed and may be adopted either under the prospective method, whereby the guidance will apply to all revenue arrangements entered into or materially modified after the effective date, or under the retrospective application, whereby the guidance will apply to all revenue arrangements for all periods presented. An entity may elect to adopt ASU No. 2009-13 and ASU No. 2009-14 in a period other than their first reporting period of a fiscal year under the prospective method but must adjust the revenue of prior reported periods such that all new revenue arrangements entered into, or materially modified, during the fiscal year of adoption are accounted for under this guidance.

The adoption of ASU No. 2009-13 and ASU No. 2009-14 will allow the separation of deliverables under more arrangements which may result in less revenue deferral. For such arrangements, the application of the relative-selling price method of allocating the revenue of an arrangement and the elimination of the residual method of allocation may result in a different reallocation of revenue from product revenue, which is recognized upon delivery, to support revenue, which is recognized ratably over the support period.

The Company is currently evaluating the impact of these pronouncements on its financial position and results of operations.

4.    INVENTORIES

Inventories consisted of the following:
	Dec. 31,
	2009	June 30,
	(Unaudited)	2009

Raw materials	$1,127	$1,084
Work in progress	1,041	645
Finished goods	151	173
Less: provision for obsolete inventory	(834)	(718)
	$1,485	$1,184

5.       STOCK OPTIONS

As of December 31, 2009, there were no outstanding options to purchase Common Stock which had been granted pursuant to the 1998 Employee Option Plan, which plan was terminated on December 2, 2005 by the Company’s Board of Directors.

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

Assumptions

The fair value for these awards was estimated using the Black-Scholes option pricing model with the following weighted average assumptions, assuming no expected dividends:
	Six Months Ended	Year Ended
	December 31, 2009	June 30, 2009

Expected volatility	107.18-145.18%	107.18-145.18%
Risk-free interest rate	1.27 – 2.48%	1.27 – 2.48%
Expected life (years)	2.00 - 3.25	2.00 - 3.25

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

The Company did not grant any options pursuant to the 2007 Employee Plan during the six months ended December 31, 2009. The Company recognized stock-based compensation expenses of $88 in the six months ended December 31, 2009 under the 2007 Employee Plan.  The balance of unamortized stock-based compensation of $148 based on fair value on the grant date related to options granted under the 2007 Employee Plan is expected to be recognized over a period of three years.

During the six months ended December 31, 2008, pursuant to the 2007 Employee Plan, 50,000 shares of stock options were granted to certain officers and employees with an exercise price equal to the fair market value of the Company’s Common Stock (as defined under the 2007 Employee Plan in conformity with Regulation 409A of the Internal Revenue Code of 1986, as amended) at the date of grant.  These options vest over the period as follows: 25% vesting on the grant date, and the balance vesting in equal installments on the next three succeeding anniversaries of the grant date.  The fair market value of 50,000 shares of the Company’s Common Stock issuable upon exercise of stock options granted was approximately $136 based on the fair value of $2.71 per share determined by using the Black Scholes option pricing model.

The Company recognized stock-based compensation expense of approximately $112 in the six months ended December 31, 2008 under the 2007 Employee Plan.  Unamortized stock-based compensation of $135 based on fair value on the grant date related to options granted under the 2007 Employee Plan is expected to be recognized over a period of three years.

As of December 31, 2009, there were vested employee stock options covering a total of 102,125 shares of Common Stock. The weighted-average exercise price was $4.70 and the weighted average remaining contractual term was 3.75 years. The total intrinsic value of vested employee stock options during the six month period ended December 31, 2009 was $74. A summary of option activities under the 2007 Employee Plan during the six month period ended December 31, 2009 is presented as follows:

		Weighted- Average	Weighted - Average Remaining Contractual	Aggregate
	Options	Exercise Price	Term (Years)	Intrinsic Value

Outstanding at July 1, 2009	283,000	$3.32	4.47	-
Granted	-	-	-	-
Exercised	-	-
Forfeited or expired	(6,000)	3.21	3.78
Outstanding at December 31, 2009	277,000	$3.31	3.97	$294
Exercisable at December 31, 2009	102,125	$4.70	3.75	$74

A summary of the status of the Company’s non-vested employee stock options during the six months ended December 31, 2009 is presented below:
		Weighted-Average Grant-Date
	Options	Fair Value

Non-vested at July 1, 2009	202,375	$3.84
Granted	-	-
Vested	(19,000)	4.14
Forfeited	(6,000)	2.17
Non-vested at December 31, 2009	177,375	$4.90

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

During the six months ended December 31, 2009, the Company did not grant any options pursuant to the 2007 Directors Plan.

During the six months ended December 31, 2008, pursuant to the 2007 Directors Plan, stock options covering 60,000 shares of Common Stock were granted to our directors with an exercise price equal to the fair market value of our Common Stock (as defined under the 2007 Directors Plan in conformity with Regulation 409A or the Internal Revenue Code of 1986, as amended) at the date of grant.  The fair market value of the 60,000 shares of the Company’s Common Stock issuable upon exercise of such stock options was approximately $163 based on the fair value of $2.71 per share determined by the Black Scholes option pricing model.

There were no options exercised under the 2007 Directors Equity Incentive Plan during the six months ended December 31, 2009 and 2008.  The Company recognized stock-based compensation expense of zero and $163 in the six month period ended December 31, 2009 and 2008, respectively, under the 2007 Directors Plan.

The total intrinsic value of directors’ stock options during the six month period ended December 31, 2009 was $121. A summary of option activities under the 2007 Employee Plan during the six month period ended December 31, 2009 is presented as follows:
		Weighted- Average	Weighted - Average Remaining Contractual	Aggregate
	Options	Exercise Price	Term (Years)	Intrinsic Value

Outstanding at July 1, 2009	200,000	$5.00	4.15	-
Granted	-	-	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at December 31, 2009	200,000	$5.00	3.65	$121
Exercisable at December 31, 2009	200,000	$5.00	3.65	$121

1998 Stock Option Plan

A summary of option activities under the 1998 Plan during the six month period ended December 31, 2009 is presented as follows:
		Weighted- Average	Weighted - Average Remaining Contractual	Aggregate
	Options	Exercise Price	Term (Years)	Intrinsic Value

Outstanding at July 1, 2009	2,750	$4.40	-	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	(2,750))	$4.40	-
Outstanding at December 31, 2009	-	-	-	-
Exercisable at December 31, 2009	-	-	-	-

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

Options to purchase 483,000 shares of Common Stock at exercise prices ranging from $1.72 to $9.57 per share as of December 31, 2009 were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

Options to purchase 214,750 shares of Common Stock at exercise prices ranging from $4.40 to $9.57 per share were outstanding as of  December 31, 2008 were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted EPS for the years presented herein:
	Six Months Ended		Three Months Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2009	2008	2009	2008
	Unaudited	Unaudited	Unaudited	Unaudited

Net loss attributed to common shares	(1,135)	(1,145)	(584)	(426)

Basic loss per share	(0.35)	(0.35)	(0.18)	(0.13)

Diluted loss per share	(0.35)	(0.35)	(0.18)	(0.13)

Weighted average number of common shares outstanding - basic	3,227	3,227	3,227	3,227

Dilutive effect of stock options	-	-	-	-
Number of shares used to compute earnings per share - diluted	3,227	3,227	3,227	3,227

7.      ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are customer obligations due under normal trade terms. Management performs continuing credit evaluations of the customers’ financial conditions, and although management generally does not require collateral, letters of credit may be required from the customers in certain circumstances.

Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. Management includes any accounts receivable balances that are determined to be uncollectible in the allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  Based on the information available to us, management believed the allowance for doubtful accounts as of December 31, 2009 and June 30, 2009 was adequate.

The following table represents the changes in the allowance for doubtful accounts:
	Dec. 31,	June 30,
	2009	2009
	(Unaudited)
Beginning	$165	$51
Additions charged to expenses	135	128
Recovered	(200)	(14)
Actual write-offs	-	-
Ending	$100	$165

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
	Dec. 31,	June 30,
	2009	2009
	(Unaudited)
Beginning	$113	$211
Additions charged to cost and expenses	30	-
Reversal	(53)	(80)
Actual usage	(3)	(18)
Ending	$87	$113

9.        INCOME TAX

The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of ASC Topic 740. The income tax benefit was $28 for the six months ended December 31, 2009 and tax expenses of $9 for the three months ended December 31, 2009 and the income tax expense was $36 for the six months and a tax benefit of $62 for three months ended December 31, 2008

The Company accrues penalties and interest related to unrecognized tax benefits when necessary as a component of penalties and interest expenses, respectively.  The Company had not accrued any penalties or interest expenses relating to unrecognized benefits at June 30, 2009 and December 31, 2009.

The major tax jurisdictions in which the Company files income tax returns are the United States, Singapore and Malaysia.  The statute of limitations, in general, is open for years 2002 to 2009 for tax authorities in those jurisdictions to audit or examine income tax returns.  The Company is under annual review by the government of Singapore.  However, the Company is not currently under tax examination in any other jurisdiction.

The Company has not recognized any income tax benefit according to the provisions of ASC Topic 740 during the current quarter in accordance with the provisions of ASC Topic 740.

10.     INVESTMENT PROPERTY IN CHONGQING, CHINA

The following table presents the Company’s investment property in China as at December 31, 2009. The exchange rate is based on the exchange rate on December 31, 2009 published by the Monetary Authority of Singapore (MAS).

		Investment Amount	Investment Amount
	Investment Date	(RMB)	(U.S. Dollars)
Investment in property with JiaSheng	08/28/07	10,000	1,464
Investment in property with JiaSheng	12/17/07	5,000	732
Return of investment in property with JiaSheng	06/26/08	(5,000)	(732)
Return of investment in property with JiaSheng	10/23/08	(1,988)	(291)
Return of investment in property with JiaSheng	11/16/09	(1,988)	(291)
Net Investment in JiaSheng		6,024	882

Purchase on investment property Maoye	01/04/08	5,554	813
Purchase on investment property JiaSheng	10/23/08	7,042	1,031
Additional cost of investment		209	31
Net Investment in Property		12,805	1,875

Accumulated Depreciation		(894)	(130)

Total Investment in China by Chongqing		RMB 19,723	$2,627

In June 2007, Trio-Tech International Pte., Ltd. established a subsidiary in Chongqing, China.  Trio-Tech (Chongqing) Co., Ltd. has a registered capital of RMB 20,000 (Chinese yuan), or equivalent to approximately U.S. $2,600, and is wholly owned by Trio-Tech International Pte., Ltd.

On August 27, 2007, Trio-Tech (Chongqing) Co., Ltd. entered into a Memorandum Agreement with JiaSheng Property Development Co., Ltd. (“JiaSheng”) to jointly develop a piece of property with 24.91 acres owned by JiaSheng located in Chongqing City, China, which is intended for sale after the completion of development.  Pursuant to the signed agreement, Trio-Tech (Chongqing) Co., Ltd. invested RMB 10,000, equivalent to approximately U.S. $1,464 based on the exchange rate on December 31, 2009 published by the Monetary Authority of Singapore.

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

On January 4, 2008, Trio-Tech (Chongqing) Co., Ltd. entered into a Memorandum Agreement with MaoYe Property Ltd. to purchase an office space of 827.2 square meters on the 35th floor of a 40 story office building located in Chongqing, China.  The total cash purchase price was RMB 5,554 (Chinese yuan), equivalent to approximately U.S. $813 based on the exchange rate as of December 31, 2009 published by the Monetary Authority of Singapore.  Under the terms of the agreement, the Company paid the purchase price in full on January 4, 2008.  The Company rented this property to a third party on July 13, 2008. The term of the rental agreement was five years with an annual rental income of RMB 468, or approximately U.S. $72 for each of the first the first three years, with an increase of 8% for the fourth and fifth year to RMB 505 or approximately $78 per year. In the three and six months ended December 31, 2009, this property generated a rental income of U.S. $17 and $34 respectively, compared with $14 and $31 for the three and six months ended December 31, 2008, respectively.

In the fourth quarter of 2008, the investment of RMB 5,000, approximately U.S. $732 based on the exchange rate as of December 31, 2009 published by the Monetary Authority of Singapore, was returned to the Company, which reduced the investment in this project to $1,464.  After that return of investment, the equity ratio owned by the Company in that joint venture was 15%. The Company also recorded a profit of RMB 750, approximately $103, in investment income in the fourth quarter of 2008.

In October 2008, Trio-Tech (Chongqing) Co., Ltd.received a second return on investment principal of RMB 1,988, or $291, and investment income of RMB 1,312, or $192, from JiaSheng.  The investment income was part of the return on investment based on the investment amount of RMB 10,000, or $1,464.  After the second return of investment, the equity ratio owned by the Company in that joint venture was 13%.

On October 23, 2008, Trio-Tech (Chongqing) Co., Ltd. entered into a Memorandum Agreement with JiaSheng to purchase four units of commercial property and two units of residential property, totaling 1,391.70 square meters, at JiaSheng Jingyun Huafu Project located at No. 17 Puyun Avenue in Chongqing, China. The total purchase price was RMB 7,042, approximately $1,031 based on the exchange rate as of December 31 2009 published by the Monetary Authority of Singapore.  The Company made cash payment of RMB 3,612, or $529, and offset the remaining purchase price for this commercial and residential property with the investment returns and investment income from the No. B48 property in the BeiPei district of Chongqing City. The Company has not received the title for this property as of the filing date of this Form 10-Q, as the seller is in the process of making the payments of all taxes due so that the documents can be received and the transfer can take place.

On October 23, 2008 Trio-Tech (Chongqing) Co., Ltd. entered into a lease agreement with JiaSheng for the six units purchased from JiaSheng pursuant to the Memorandum Agreement.  The lease provides for a two year term with an annual rental income of RMB 1,392, or approximately $204. The lease started on November 1, 2008 and generated a rental income of $51 and $51 in the three and six months ended December 31, 2009. The depreciation expenses of the investment property in Chongqing, China were $23 and $46 and the depreciation expenses of our office and office furniture in Chongqing, China were $2 and $4  in the three and six months ended December 31, 2009, based on the exchange rate as of December 31, 2009 published by the Monetary Authority of Singapore.

In August 2009, Trio-Tech (Chongqing) Co., Ltd. received a notice from JiaSheng that the completion of the project has been delayed due to certain reasons.  In addition, the price of the property was adversely affected by the slow down of demand in real estate property in China. JiaSheng has decided to slow down the project and delay the sale of the property until the price recovered. Even though there has been a slow down in the anticipated sale of the property, the Company continues to believe that their cost basis in the property is less than the market value.  However, the estimated market value is a significant estimate and it could materially change in the short term.  The Company will continue to evaluate these estimates on a quarterly basis.

In the second quarter of 2010, Trio-Tech (Chongqing) Co., Ltd. received a third return on investment principal of RMB 1,988, or $291 based on the exchange rate as of December 31, 2009 published by the Monetary Authority of Singapore, and investment income of RMB 1,312, or $192, from JiaSheng. The investment income was part of the return on investment based on the total investment amount of RMB 10,000, or $1,464.  After the third return of investment, the equity ratio owned by the Company in that joint venture was 10%. In second quarter of fiscal 2010 Trio-Tech (Chongqing) Co., Ltd. made a payment of RMB 209 or approximately $31 for the tax related with the property purchased on October 23, 2010.

11.	BUSINESS SEGMENTS

The Company has historically operated in three segments; the testing service industry (which performs structural and electronic tests of semiconductor devices), the designing and manufacturing of equipment (which equipment tests the structural integrity of integrated circuits and other products) and distribution of various products from other manufacturers in Singapore and Southeast. In June 2007, Trio-Tech International Pte., Ltd. established a subsidiary in Chongqing, China.  As the Company’s investment in the real estate business in Chongqing, China exceeds more than 10% of the combined assets of all operating segments in the fourth quarter of fiscal 2009, the Company reported its investment in China as a separate Real Estate Segment, to be in compliance with ASC Topic 280, Segment Reporting.On July 1, 2009, the Company’s 55% owned SHI International Pte., Ltd subsidiary acquired 100% interest in PT SHI Indonesia, pursuant to the Share Purchase Agreement dated April 7, 2009.  PT SHI Indonesia is an Indonesia –based enterprise providing fabrication of large and complex structures and related services for the offshore oil and gas industries. Beginning on July 1, 2009, the operating results of this subsidiary were included in the condensed consolidated statements of the Company for the three and six months ended December 31, 2009 and fabrication services are included in the Company’s new segment “Fabrication Services”.

The revenue allocated to individual countries was based on where the customers were located. The allocation of the cost of equipment, the current year investment in new equipment and depreciation expense have been made on the basis of the primary purpose for which the equipment was acquired.

All inter-segment sales were sales from the manufacturing segment to the testing and distribution segments. Total inter-segment sales were $1 and $11 for the three and six months ended December 31, 2009 and 2008, respectively. Corporate assets mainly consisted of cash and prepaid expenses. Corporate expenses mainly consisted of salaries, insurance, professional expenses and directors' fees.

The following segment information is unaudited for the six months ending December 31, 2009:

Business Segment Information:
	Six months		Operating		Depr.
	Ended	Net	(Loss)	Total	and	Capital
	Dec. 31,	Sales	Income	Assets	Amort.	Expenditures
Manufacturing	2009	$6,699	$(582)	$3,341	$100	$6
	2008	5,800	(586)	1,400	117	95

Testing Services	2009	5,263	(191)	21,542	747	4,284
	2008	5,826	(811)	24,949	949	946

Distribution	2009	302	36	116	3	-
	2008	166	37	49	2	2

Real Estate	2009	328	207	3,445	51	-
	2008	257	238	3,020	35	1,031

Fabrication	2009	704	(825)	1,860	171	856
services	2008	-	-	-	-	-

Corporate & Unallocated	2009	-	226	76	-	-
	2008	-	52	61	-	-

Total Company	2009	$13,296	$(1,129)	$32,054	$1,072	$5,146
	2008	$12,049	$(1,070)	$29,479	$1,103	$2,074

The following segment information is unaudited for the three months ending December 31, 2009:

Business Segment Information:
	Quarter		Operating		Depr.
	Ended	Net	(Loss)	Total	and	Capital
	Dec. 31,	Sales	Income	Assets	Amort.	Expenditures
Manufacturing	2009	$2,984	$(411)	$3,341	$50	$4
	2008	2,754	(142)	1,400	57	11

Testing Services	2009	2,592	36	21,542	375	70
	2008	2,728	(589)	24,949	467	371

Distribution	2009	155	22	116	2	-
	2008	80	6	49	1	2

Real Estate	2009	260	193	3,445	26	-
	2008	243	224	3,020	22	1,031

Fabrication	2009	200	(553)	1,860	120	501
services	2008	-	-	-	-	-

Corporate & Unallocated	2009	-	112	76	-	-
	2008	-	104	61	-	-

Total Company	2009	$6,191	$(601)	$32,054	$573	$575
	2008	$5,805	$(397)	$29,479	$547	$1,415

12.    NON-CONTROLLING INTEREST

As of July 1, 2009, the Company implemented ASC Topic 810 which modifies the accounting and disclosure requirements for subsidiaries which are not wholly-owned. In accordance with the provisions of ASC Topic 810, the Company has reclassified the non-controlling interest previously reflected between long-term liabilities and stockholders’ equity and included the amount as a component of stockholders’ equity in the accompanying condensed consolidated balance sheets. Additionally, the Company has presented the net income attributable to the Company and the non-controlling ownership interests separately in the accompanying condensed consolidated financial statements.

Non-controlling interest represents the minority stockholders’ share of 45% of the equity of Trio-Tech Malaysia, also 45% interest in the newly formed company SHI, a subsidiary of Trio-Tech International Pte. Ltd., which is a subsidiary of the Company.

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

The following table provides a summary of the assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2009:
		Basis of Fair Value Measurements
	As of December 31, 2009	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3
Assets
Short-term deposits	$1,371	$1,371	$-	$-
Restricted deposits	$3,570	$3,570	$-	$-
Total assets measured at fair value	$4,941	$4,941	$-	$-

Percentage of total assets	15.4%	15.4%	-	-

As noted above, the fair value of the Company’s term deposits is determined using quoted market prices in active markets. Since the Company’s term deposits are fixed rate deposits, there is an active, readily tradable market value based on quoted prices. We based our estimates on such prices (Level 1 pricing) as of December 31, 2009, or the measurement date. Active markets are those in which transactions occur in significant frequency and volume to provide pricing information on an on-going basis. Since valuations are based on quoted prices that are readily and regularly available in an active market, the valuation of these term deposits does not entail a significant degree of judgment.

14.	BANK LOANS PAYABLE

On August 24, 2008, Trio-Tech Malaysia Sdn. Bhd. entered a new loan agreement with a local bank in Malaysia obtaining a long-term loan of RM 9,650, or approximately $2,817 offered by a financial institution in Malaysia. This non-revolving long-term loan has a term of fifteen years from the first draw down with a fixed interest rate of 1.7% per annum. The purpose of this loan was to purchase a building for a purchase price of RM 12,450 (Malaysian ringgit) or approximately $3,634 (U.S. dollars), for its testing operations. Prior to this purchase, this property was under lease rental by the Company. On August 10, 2009, the Company began to draw down the money on this loan. The building was purchased in first quarter fiscal 2010.

Bank loans payable consisted of the following:
	Dec. 31, 2009	June 30, 2009
Note payable denominated in Malaysian Ringgit to a commercial bank for infrastructure investment, maturing in August 2024, bearing interest at the bank’s prime rate (1.7% at December 31, 2009) per annum, with monthly payments of $16 principal plus interest through August 2024, collateralized by the acquired building.	2,762	-

Note payable denominated in Singapore dollars to a commercial bank for expansion plans in Singapore and China, maturing in August 2010, bearing interest at the bank’s prime rate (3.523% and 6.61% at December 31, 2009 and 2008 per annum), with monthly payments of principal plus interest of $124 through June 2009, collateralized by Corporate Guarantee. This note payable is secured by cash deposits of $3,420 as at December 31, 2009, which is reported as non-current assets, restricted term deposits on the consolidated balance sheet.	881	1,503

Current portion	(1,132)	(1,266)
Long term portion of bank loans payable	$2,511	$237

   Future minimum payments (including interest) at December 31, 2009 were as follows:

2011	$1,132
2012	197
2013	197
2014	197
2015	197
Thereafter	591

Total obligations and commitments	$2,511

15.    SUBSEQUENT EVENT

In January 2010, Trio-Tech (Chongqing) Co., Ltd. entered into a Memorandum Agreement with ChongQing JiangZhun Real Estate Development Co Limited to purchase eight units of commercial property, totaling 1,002.26 square meters, at 32 Bin Jiang Road, Zhong Country in Chongqing for a total sum of RMB 3,600 approximately $527. Trio-Tech (Chongqing) Co., Ltd. has made a cash payment from the funds generated from its return on investment and rental income.

In January 2010 Trio-Tech (Chongqing) Co., Ltd. entered into a lease agreement with ChongQing JiangZhun Real Estate Development Co Limited for the eight units purchased from ChongQing JiangZhun Real Estate Development Co Limited pursuant to the Memorandum Agreement.  The lease provides for a one year term with an annual rental income of RMB 720, or approximately $105. The lease started on January 8, 2010.

In January 2010 Trio-Tech (Chongqing) Co., Ltd. entered into a Memorandum Agreement with JiaSheng Property Development Co., Ltd. (“JiaSheng”) to extended the agreement entered on August 27, 2007. The agreement has been extend up to April 25, 2010 for a consideration of RMB 1,250 or approximately $183 as a guaranteed return on investment, based on the exchange rate on December 31, 2009 published by the Monetary Authority of Singapore.

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

Overview

Founded in 1958, Trio-Tech International primarily provides third-party semiconductor testing and burn-in services primarily through its laboratories in Southeast Asia.  The Company also designs, manufactures and markets equipment and systems, and distributes semiconductor processing and testing equipment manufactured by others.  Trio-Tech International has historically operated in three distinct segments: Testing Services, Manufacturing and Distribution.  In June 2007, Trio-Tech International Pte., Ltd. established a subsidiary Trio-Tech (Chongqing) Co., Ltd. (“TTCQ”) in Chongqing, China to develop certain real estate projects. As our investment in the real estate business in Chongqing, China exceeded more than 10% of our combined assets of all operating segments in the fourth quarter of fiscal 2009, we reported our investment in China as a separate Real Estate Segment to be in compliance and in accordance with the ASC Topic 280 Segments Reporting. In April 2009, Trio-Tech International Pte., Ltd. set up a new entity, SHI International Pte., Ltd. ("SHI"), in which Trio-Tech International Pte., Ltd. holds 55% of the ownership interest. Subsequently SHI acquired 100% interest in PT SHI Indonesia, a company in Batam, Indonesia providing fabrication services to the oil and gas industries. The Company has reported this business as a fifth segment, as the nature of these business activities is different from our other business segments.

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

Recently, there has been widespread concern over the instability of the financial markets and their influence on the global economy. Management believes that, as a result of the credit market crisis and other macro-economic challenges currently affecting the global economy, the orders from our customers in our testing operations were reduced during the first six months of fiscal 2010.

The Company plans to expand its market share in the semiconductor industry. In the three months ended September 30, 2009, the Malaysian subsidiary acquired the leased property in Malaysia in an effort to assure the prospects of long term support for our customers in Malaysia. The Company’s Suzhou operation is in the process of transforming from a production based operation to an engineering service based operation.

Manufacturing

The Company’s manufacturing segment manufactures Artic Temperature Controlled Wafer Chucks, which are used for test, characterization and failure analysis of semiconductor wafers, Wet Process Stations, which wash and dry wafers at a series of 100 to 300 additional processing steps after the etching or deposition of integrated circuits, and other microelectronic substrates in what is commonly called the “front-end,” or creation, of semiconductor circuits.  Additionally, it also manufacture centrifuges, leak detectors, HAST (Highly Accelerated Stress Test) systems and “burn-in" systems that are used primarily in the “back-end” of the semiconductor manufacturing process to test finished semiconductor devices and electronic components.

In the United States, the manufacturing segment focused on marketing used and refurbished equipment, which some of its customers are more willing to purchase since refurbished equipment is less expensive than new equipment.

Due to the competitive environment in the manufacturing segment, we anticipate that the Company will continue to implement our cost reduction plan by outsourcing a portion of our manufacturing process to outside suppliers, such as electrical and mechanical fabrication houses, and seek competitively priced materials.

Distribution

The Company’s distribution segment operates primarily in Southeast Asia.  This segment markets and supports distribution of our own manufactured equipment in addition to distributing complementary products supplied by other manufacturers that are used by our customers and other semiconductor and electronics manufacturers.  It expanded the distribution business to include a strategic business unit mainly to serve as a distributor of electronic components to customers.  It is the strategy of management to focus on the sales of our own manufactured products. Management believes this will help us to reduce our exposure to multiple risks arising from being a mere distributor of manufactured products from others.

Real Estate

The Company’s Real Estate segment, TTCQ, operates in Chongqing China.

 In fiscal year 2008, TTCQ jointly developed a piece of property with 24.91 acres with JiaSheng Property Development Co., Ltd. (JiaSheng) located in Chongqing City, China, which is intended for sale after the completion of development.

In fiscal year 2009, TTCQ purchased four units of commercial property and two units of residential property, totaling 1,391.70 square meters located in Chongqing, China from Jin Yun Hua Fu. The total purchase price was RMB 7,042, equivalent to approximately $1,031 based on the exchange rate as of December 31, 2009 published by the Monetary Authority of Singapore System.  On October 23, 2008, the Company entered into a lease agreement with JiaSheng for the six units purchased from JiaSheng pursuant to the Memorandum Agreement.  The lease provides for a two year term with an annual rental income of RMB 1,392, or approximately $204 based on the exchange rate as of December 31, 2009 published by the Monetary Authority of Singapore. The lease started on November 1, 2008 and generated a rental income of $51 and $102 for the three and six months ended December 31, 2009, compared with $34 and $34 for the three and six months ended December 31, 2008, respectively.

Fabrication  Services

On July 1, 2009, SHI International Pte., Ltd., a 55% owned subsidiary of the Company, consummated the acquisition of a 100% interest in PT SHI Indonesia for the purchase price of $113 pursuant to a Share Purchase Agreement dated April 7, 2009.  PT SHI Indonesia is an Indonesia–based enterprise providing fabrication of large and complex employed to process oil and gas and for temporary storage of the oil prior to transshipment, and related services for the offshore oil and gas industries.  Our objective for acquiring this business was to diversify our business, reduce the risk associated with sole industry focus, and enhance the Company’s future growth opportunities.

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

In the three and six months ended December 31, 2009, this subsidiary generated revenue of $200 and $704, respectively, and an operating loss of $553 and $825, respectively, among which $121 and $173, respectively, was for  depreciation expenses.

Second Quarter Fiscal 2010 Highlights

●	Total revenue increased by $386, or 6.6%, to $6,191 for the second quarter of fiscal 2010, compared with revenue of $5,805 for the second quarter of fiscal 2009.
●	Manufacturing segment revenue increased by $230, or 8.4%, to $2,984 for the second quarter of fiscal 2010, compared to $2,754 for the second quarter of fiscal 2009.
●	Testing segment revenue decreased by $136, or 5.0%, to $2,592 for the second quarter of fiscal 2010, compared to $2,728 for the second quarter of fiscal 2009.
●
Fabrication services segment generated revenue of $200 in the second quarter of fiscal 2010 with an operating loss of $553.  As this is the first year of operations for this segment, there is no comparison for the same period last fiscal year.

●	Distribution segment revenue increased by $75, or 93.8%, to $155 for the second quarter of fiscal 2010, compared to $80 for the second quarter of fiscal 2009.
●	Real estate segment revenue increase by $17, or 7.0%, to $260 for the second quarter of fiscal 2010, compared to $243 for the second quarter of fiscal 2009.
●	Loss from operations increased by $204 for the second quarter of fiscal 2010 from $397 for the second quarter of fiscal 2009 to $601 for the second quarter of fiscal 2010.
●	Gross profit margin decreased by 11.4% to 15.2% for the second quarter of fiscal 2010 from 26.6% for the second quarter of fiscal 2009.
●	Selling expenses as a percentage of revenue increased 0.1% to 1.5% for the second quarter of fiscal 2010 from 1.4% for the second quarter of fiscal 2009.

●	General and administrative expenses as a percentage of revenue increased by 0.4% from 22.8% of revenue for the second quarter of fiscal 2009 to 23.2% of revenue for the second quarter of fiscal 2010.
●	Net loss increased by $158, or 37.1%, to $584 for the second quarter of fiscal 2010, compared to $426 for the second quarter of fiscal 2009

Results of Operations and Business Outlook

The following table sets forth our revenue components for the six and three months ended December 31, 2009 and 2008, respectively.

Revenue Components
	Six Months Ended December 31,		Three Months Ended December 31,
	2008	2007	2008	2007
Net Sales:
Manufacturing	50.4%	48.1%	48.2%	47.4%
Testing	39.6%	48.3%	41.9%	47.0%
Fabrication Services	5.3	-	3.2	-
Distribution	2.2%	1.4%	2.5%	1.4%
Real Estate	2.5	2.2	4.2	4.2
Total	100.0%	100.0%	100.0%	100.0%

Net sales for the three months and six months ended December 31, 2009 were $6,191 and $13,296, respectively,  an increase of $386 and $1,247, respectively, when compared to net sales for the same periods of the prior year. As a percentage, net sales increased by 6.6% and 10.3% for the three and six months ended December 31, 2009, respectively, when compared to total net sales for the same periods of the prior year.

Net sales into and within China and the Southeast Asia regions and other countries (except sales into and within the United States) increased for the three months ended December 31, 2009, compared with $4,734 for the same period of last fiscal year. The increase was primarily due to an increase in sales in the fabrication services segment in Indonesia operations, manufacturing segment and distribution segment in Singapore operations. Net sales into and within the United States were $225, a decrease of $846, or 79.0%, compared to the same quarter last fiscal year, due to a decrease in market demand for our products in the U.S. market, which management believes is the result of the negative impact of the financial crisis in the United States

Net sales into and within China and the Southeast Asia regions and other countries (except sales into and within the United States) increased by $3,548 to $12,376 and by $1,232, or 26.0%, to $5,966for the six months and three months ended December 31, 2009, compared with the same period of last fiscal year. The increase was primarily due to an increase in sales in the fabrication services segment in our Indonesia operations, manufacturing and distribution segment in Singapore and Malaysia operations. Net sales into and within the United States were $920, and $225 for the six months and three months ended December 31, 2009, respectively, a decrease of $2,301 and $846, respectively, when compared to the same periods of the prior year.

Net sales for the period ended December 31, 2009 can be discussed within the five segments as follows:

Manufacturing Segment

Net sales in the manufacturing segment as a percentage of total net sales were 48.2% and 47.4% for the three and six months ended December 31, 2009, respectively, an increase of 0.8% and 2.3% of total net sales, respectively, when compared to the same periods of the prior year.  The absolute amount of net sales was $2,984 and $6,699 for the three and six months ended December 31, 2009, respectively, an increase of $230 and $899, respectively, when compared to the same periods of the prior year. The increase in revenue generated by the manufacturing segment was due to an increase in demand for our products from one of our major customers in Singapore.

Testing Services Segment

Net sales in the testing segment as a percentage of total net sales were 41.9% and 39.6% for the three and six months ended December 31, 2009, respectively, a decrease of 5.1% and 8.8%, respectively, of total net sales when compared to the same periods of the prior year.  The absolute amount of net sales in the testing segment decreased by $136  to $2,592 and by $563 to $5,263 for the three and six months ended December 31, 2009, respectively, compared to the same periods of fiscal 2008. The decrease in revenue generated by the testing segment was due to a decrease in testing orders from one of our major customers in our Thailand operations and in our Singapore operations. Demand for testing services varies from country to country depending on changes taking place in the market and our customers’ forecasts.  Because it is difficult to accurately forecast fluctuations in the market, management believes it is necessary to maintain testing facilities in close proximity to our customers in order to make it convenient for them to send us their newly manufactured parts for testing and to enable us to maintain a share of the market.

Fabrication Services Segment

As a percentage of total net sales, the revenue generated by the fabrication services segment accounted for 3.2% and 5.3%of total net sales for the three and six months ended December 31, 2009, respectively. The absolute amount of net sales was $200 and $704 for the three and six months ended December 31, 2009, respectively. This segment had an operating loss of $553 and $825, respectively for the three and six months ended December 31, 2009 mainly due to idle plant capacity and the inability to absorb fixed costs by revenues generated. This being the first year of operations for this segment, management is exploring new business to optimize the capacity utilization which would assist in enabling the segment to be profitable.

Distribution Segment

Net sales in the distribution segment accounted for 2.5% and 2.2%of total net sales for the three and six months ended December 31, 2009, respectively, an increase of 1.1% and 1.1% compared to the same periods in fiscal 2009.  The absolute amount of net sales increased by $75 to $155 and by $136 to $301 for the three and six months ended December 31, 2009, respectively, compared to the same periods in fiscal 2009.   Product volume for the distribution segment depends on sales activities such as placing orders, queries on products and backlog.  Equipment and electronic component sales are very competitive, as the products are readily available in the market.

Real Estate Segment

The real estate segment accounted for 4.2% and 2.5% of total net sales for the three and six months ended December 31, 2009, respectively, an increase of 0.0% and 0.3% compared to the same periods in fiscal 2009. The absolute amount of net sales in the real estate segment increased by $17  to $260 and by $71 to $328 for the three and six months ended December 31, 2009, respectively, compared to the same periods in fiscal 2009.  The Company entered into a lease agreement with JiaSheng for the six units purchased from JiaSheng pursuant to the Memorandum Agreement on October 23, 2008, hence the rental period in fiscal 2010 is longer than the rental period in fiscal 2009 resulting in an increase in revenue generated by the real estate segment.

Uncertainties and Remedies

There are several influencing factors which create uncertainties when forecasting performance, such as the ever-changing nature of technology, specific requirements from the customer, decline in demand for certain types of burn-in devices or equipment and decline in demand for testing services, and other similar factors.  Based on a number of economic indicators, it appears that growth in global economic activity has slowed substantially. At the present time, the rate at which the global economy will slow has become increasingly uncertain. A continued slowing of global economic growth, and, in particular, in the United States, will likely have a negative impact on our growth and results of operations. One factor is the highly competitive nature of the semiconductor industry.   Another is that some customers are unable to provide a forecast of the products required in the upcoming weeks; hence it is difficult to plan for the resources needed to meet these customers’ requirements due to short lead time and last minute order confirmation. This will normally result in a lower margin for these products, as it is more expensive to purchase materials in a short time frame.  However, the Company has taken certain actions and formulated certain plans to deal with and to help mitigate these unpredictable factors.  For example, in order to meet manufacturing customers’ demands upon short notice, the Company maintains higher inventories, but continues to work closely with its customers to avoid stock piling.  We continue to cut costs by upgrading some of our existing facilities to cater to the changing requirements of customers and by maintaining a lean headcount, while still keeping quality high so as to sell new products at a competitive price. We have also been improving customer service from staff by keeping our staff up to date on the newest technology and stressing the importance of understanding and meeting the stringent requirements of our customers.  Finally, the Company is exploring new markets and products, looking for new customers, and upgrading and improving burn-in technology while at the same time searching for improved testing methods of higher technology chips.

There are several influencing factors which create uncertainties when forecasting performance of our real estate segment, such as inflation in China, currency fluctuations and devaluation, changes in Chinese laws, regulations or their interpretation.

Fast change in the technology for fabrication services influences our abilitly to forecast performance of our fabrication services segment .

Comparison of the Second Quarter Ended December 31, 2009 (“Q2 2010”) and December 31, 2008 (“Q2 2009”)

The following table sets forth certain consolidated statements of income data as a percentage of net sales for the second quarters of fiscal 2010 and 2009, respectively:

	Three Months Ended December 30,
	2009	2008
Net Sales	100.0%	100.0%
Cost of sales	84.8%	73.4%
Gross Margin	15.2%	26.6%
Operating expenses
General and administrative	23.2%	22.8%
Selling	1.5%	1.4%
Research and development	0.2%	0.2%
Impairment loss	0.0%	9.0%
Gain on disposal of PP&E	0.0%	0.1%
Total operating expenses	24.9%	33.5%
Loss from Operations	(9.7%)	(6.9%)

Overall Gross Margin

Overall gross margin as a percentage of revenue decreased by 11.4% to 15.2% for the three months ended December 31, 2009, from 26.6% in the second quarter of our last fiscal year primarily due to lower gross margin generated by our fabrication service segment.

Gross profit margin as a percentage of revenue in the manufacturing segment decreased by 10.5% from 21.0% in the second quarter of fiscal 2009 to 10.5% in the second quarter of fiscal 2010. This decrease is mainly due to a reduction of  production volume in our Singapore operations, which resulted in a higher percentage of fixed costs. In absolute amounts, gross profits decreased by $266, to $313 for the three months ended December 31, 2009.

Gross profit margin as a percentage of revenue in the testing segment increased from 26.3% for the three months ended December 31, 2008 to 33.2% for the three months ended December 31, 2009..  In terms of dollar amount, gross margin in the testing segment in the second quarter of fiscal 2010 was $861, an increase of $144,  compared to $717 in the same period of fiscal 2009.  The increase in the gross margin was primarily due to a decrease in director labor costs as a result of reduced employee headcount and rental expenses in our Singapore and Malaysia operations.

Gross profit margin as a percentage of revenue in the distribution segment decreased by 4.2% to 27.1% for the three months ended December 31, 2009, from 31.3% for the three months ended December 31, 2008. In terms of dollar amount, gross margin in the distribution segment in the second quarter of fiscal 2010 was $42, an increase of $17, compared to $25 in the same period of fiscal 2009. The decrease in the gross profit as a percentage of sales was due to an increase in material cost in the second quarter of fiscal 2010 compared to the same quarter of fiscal 2009.

Gross profit margin as a percentage of revenue in the real estate segment was 86.2% for the second quarter of fiscal 2010 as compared to 92.2% for the same period in the fiscal 2009.  Depreciation expenses and taxes were the direct cost related with the rental revenue generated in the real estate segment.  The gross margin in this segment is higher as depreciation is the only cost.

Gross profit margin as a percentage of revenue in the fabrication services segment was negative 249.5% for the three months ended December 31, 2009.  In terms of dollar amount, negative gross margin in fabrication segment in the second quarter of fiscal 2010 was $490, for the three months ended December 31, 2009. The cost of sales of this subsidiary mainly consisted of rental expenses of the yard, depreciation expenses and cost of direct labor. As this subsidiary started its operating activities in November 2009, and orders from customers are few, the revenue could not cover the entire fixed cost of the operation, resulting in negative gross margin due to underutilization of the plant capacity.

Operating Expenses

Operating expenses for the second quarters of fiscal 2010 and 2009 were as follows:
	Three Months Ended December 31,
(In Thousands, unaudited)	2009	2008
General and administrative	1,437	1,324
Selling	95	83
Research and development	10	10
Impairment loss	-	520
(Gain) on disposal of PP&E	-	5
Total	1,542	1,942

General and administrative expenses increased by $113, or 8.5%, from $1,324 to $1,437 for the three months ended December 31, 2009 compared to the same period of last fiscal year.

The increase in general and administrative expenses was mainly due to a reversal of $75 in bonus provision and annual leave provision in the prior period which is the second quarter of fiscal 2009.  During the second quarter of fiscal year 2009, Singapore operations reversed approximately $159 in accruals based on new and updated information.  This was related to bonuses provision and annual leave provision that were included in accrued expenses at September 30, 2008.

The Company does not have any legal or contractual obligation for the payment of bonuses. Accordingly, the over-provision of $159 was reversed during the second quarter of fiscal 2009. These reversals decreased the cost of sales by $84 and decreased general and administrative expenses by $75.

The financial results of the Singapore operations, group objectives and individual employee performance set up at the beginning of fiscal year 2009 and employee headcount on June 30, 2008.  As our Singapore operations suffered higher than expected operating losses during the six months ended December 31, 2008, management believed that the Singapore operations would not be able to meet the criteria of the initial financial objectives created at the beginning of fiscal 2009.
We did not have any such reversals in the second quarter of fiscal 2010, in addition during the three months ended December 31, 2009 there were reduction in headcounts.

In second quarter of fiscal 2010 the newly acquired company PT SHI Indonesia incurred $54 in general and administrative expenses.

Selling expenses increased by $12, or 14.5%, for the three months ended December 31, 2009, from $83 to $95 compared to the same quarter of fiscal 2009, mainly due to an increase in commission expenses as a result of more commissionable sales in the distribution segment.

In the second quarter of fiscal 2010, research and development expenses were $10, the same as the second quarter of fiscal 2009.

There was no impairment of fixed assets in the three months ended December 31, 2009. The impairment loss was $520 for the three months ended December 31, 2008.  The impairment loss of $520 consisted of a loss of $224 for certain testing equipment located in our Suzhou operations and $296 related to the fixed assets located in our Shanghai operation in China.

We did not dispose of any property, plant and equipment during the second quarter of fiscal year 2010.  In the second quarter of fiscal 2009, loss on disposal of property, plant and equipment was $5, which mainly resulted from the disposal of certain idle fixed assets at a loss in the Singapore operation.

Loss from Operations

Loss from operations increased by $204, or 51.4%, from $397 for the three months ended December 31, 2008 to $601 for the three months ended December 31, 2009, mainly due to the decrease in gross margins, as previously discussed.

Interest Expense

Interest expense for the second quarter of each of fiscal 2010 and 2009 was as follows:
	Three Months Ended December 31,
(In Thousands, unaudited)	2009	2008
Interest expense	55	46

Interest expense increased by $9 for the three months ended December 31, 2009 to $55 from $46 for the three months ended December 30, 2008, mainly due to the new loan borrowed by our  Malaysia operations for the purchase of the factory and office building there. We are trying to keep our debt at a minimum in order to save financing costs. Our credit rating provides us with ready and adequate access to funds in global markets.  As of December 31, 2009, the Company had an unused line of credit of $7,407.

Other Income

Other income for the second quarters of fiscal 2010 and 2009 were as follows:
	Three Months Ended December 31,
(In Thousands, unaudited)	2009	2008
Other Income	146	131

Other Income increase by $15 for the three months ended December 31, 2009 from $131 in the same quarter of last fiscal year to $146.

This was primarily due to:

(1) an increase in the currency transaction gains of $54 which occurred in the newly acquired Indonesian company (PT SHI) to the extent of $79 and a currency transaction loss of $25 from the Singapore operations.

(2) interest income was grouped under “other income”  which decreased by $32 from $47 for the three months ended December 31, 2009, to $15 for he same period in fiscal 2009.

Income Tax

Income tax expenses for the three months ended December 31, 2009 was $9, an increase of $71, compared to an income tax benefits of $62 for the same quarter last fiscal year. The increase in income tax expenses was mainly due to deferred tax liability recorded by the Malaysia operations in the second quarter of fiscal 2010.

Non-controlling Interest

As of December 31, 2009, we held a 55% interest in Trio-Tech Malaysia and a 55% interest in. The non-controlling interest for the three months ended December 31, 2009, in the net income of subsidiary, was $65, a decrease of $111 compared to the non-controlling interest of $176 for the same quarter of fiscal 2009.  The decrease in the non-controlling interest was attributable to the reduced net income generated from the Malaysia testing operation due to a slow down in market demand from our customers there as compared to the same period in the prior fiscal year. The operating  loss of $553 generated by SHI Singapore also reduced our non-controlling interest in the net income of subsidiary.

Net Loss

Net loss was $584 in the second quarter of fiscal 2010, an increase of $158 from a net loss of $426 for the second quarter of fiscal 2009. The increase in net loss was mainly due to a decrease in gross margins and an increase in income tax expenses as previously discussed.

Loss per Share

Basic and diluted loss per share for the three months ended December 31, 2009 increased by $0.05 to $0.18 from $0.13 per basic and diluted per share in the same quarter of the prior fiscal year as a result of an increase in net loss.

Segment Information

The revenue, gross margin and income from each segment for the second quarter of fiscal 2010 and the second quarter of fiscal 2009, respectively, are presented below. As the segment revenue and gross margin for each segment have been discussed in the previous section, only the comparison of income from operations is discussed below.

Manufacturing Segment

The revenue, gross margin and loss from operations for the manufacturing segment for the second quarters of fiscal 2010 and 2009 were as follows:
	Three Months Ended December 31,
(In Thousands, unaudited)	2009	2008
Revenue	2,984	2,754
Gross margin	313	579
Loss from operations	(411)	(142)

Loss from the manufacturing segment increased by $269 to $411 for the three months ended December 31, 2009 from $142 in the same quarter last fiscal year. The increase in operating loss was attributable to to a decrease in gross profit of $266 and an increase in  operating expenses of $3.  Operating expenses for the manufacturing segment were $724 and $721 for the three months ended December 31, 2009 and 2008, respectively.

Testing Segment

The revenue, gross margin and income/loss from operations for the testing segment for the second quarters of fiscal 2010 and 2009 were as follows:
	Three Months Ended December 31,
(In Thousands, unaudited)	2009	2008
Revenue	2,592	2,728
Gross margin	861	717
Income (loss) from operations	36	(589)

Income from operations in the testing segment in the second quarter of fiscal 2010 was $36, an increase of $625, compared to a loss of $589 in the same period of fiscal 2009. The increase in operating income was attributable to a decrease in operating expenses of $481 and an increase in gross profits of $144. Operating expenses were $825 and $1,306 for the three months ended December 31, 2009 and 2008, respectively. The decrease in operating expenses was mainly due to a decrease in payroll related expenses as a result of a decrease in employee headcounts in our Singapore and Malaysia operation.

Distribution Segment

The revenue, gross margin and income from operations for the distribution segment for the second quarters of fiscal 2010 and 2009 were as follows:
	Three Months Ended December 31,
(In Thousands, unaudited)	2009	2008
Revenue	155	80
Gross margin	42	25
Income from operations	22	6

Income from operations in the distribution segment increased by $16 to $22 for the three months ended December 31, 2009, from $6 for the three months ended December 31, 2008. The increase in operating income was mainly due to an increase in gross profit of $17, which was offset by an increase in operating expenses of $1.  Operating expenses were $20 and $19 for the three months ended December 31, 2009 and 2008, respectively. The increase in operating expenses in fiscal 2010 was mainly due an increase in commission expenses incurred in the second quarter of fiscal 2010 as the result of an increase in commissionable sales.

Real Estate Segment

The revenue, gross margin and income from operations for the real estate segment for the second quarters of fiscal 2010 and 2009 were as follows:
	Three Months Ended December 31,
(In Thousands, unaudited)	2009	2008
Revenue	260	243
Gross margin	224	224
Income from operations	193	224

Income from operations in the real estate segment for the three months ended December 31, 2009 and 2008 was $193 and $224, respectively.  The operating expenses were $31 for the three months ended December 31, 2009. The operating expenses for the three months ended December 31, 2009 mainly consisted of depreciation expenses and payroll related expenses. The operating expenses for the three months ended December 30, 2008 were immaterial

Fabrication Services

The revenue, gross margin and loss from operations for the fabrication services segment for the second quarters of fiscal 2010 and 2009 were as follows:

	Three Months Ended December 31,
(In Thousands, unaudited)	2009	2008
Revenue	200	--
Gross margin	(499)	--
Loss from operations	(553)	--

Loss from operations in the fabrication services segment was $553. Operating expenses were $54 for the three months ended December 31, 2009. This segment started operation July 1, 2009. As it is still in the development stage, the idle capacity and other fixed costs remain unabsorbed..  Management believes that our gross margin in the fabrication services segment will be improved in the future if we are able to increase our revenue and increase the utilization of our facilities.

Corporate

The income from operations for corporate for the second quarters of fiscal 2010 and 2009 were as follows:

	Three Months Ended December 31,
(In Thousand, unaudited)	2009	2008
Income from operations	112	104

Corporate operating income increased by $8 to $112 for the three months ended December 31, 2009, from $104 in the same period last fiscal year. The increased operating income was mainly due to a decrease of $25 in officers and executive compensation and a decrease of $29 in audit expenses, which is offset by a decrease of $58 in corporate management fee. In July 2009, we decreased the corporate management fee, which is based on the percentage of revenue imposed on all the subsidiaries, due to an increase in the revenue from our subsidiaries.  The revenue percentage charged on subsidiaries is a reimbursement to the corporate office to cover its operating expenses. Management reviews this percentage periodically to make sure the amount charged is sufficient to cover its corporate expenses.

Comparison of the Six Months Ended December 31, 2009 and 2008

The following table sets forth certain consolidated statements of income data as a percentage of net sales for the six months ended December 31, 2009 and 2008:
	Six Months Ended December 31,
	2009	2008
Net Sales	100.0%	100.0%
Cost of sales	83.9%	76.4%
Gross Margin	16.1%	23.6%
Operating expenses
General and administrative	22.8%	27.6%
Selling	1.7%	1.7%
Research and development	0.1%	0.2%
Impairment loss	0.0%	4.3%
Gain on disposal of PP&E	0.0%	-1.3%
Total operating expenses	24.6%	32.5%
Loss from Operations	(8.5%)	(8.9%)

Overall Gross Margin

Overall gross margin as a percentage of revenue decreased by 7.5% to 16.1% for the six months ended December 31, 2009, from 23.6% in the period of our last fiscal year primarily due to the decrease in the gross margin in the manufacturing, distribution and fabrication segment.

Gross profit margin as a percentage of revenue in the manufacturing segment decreased by 4.7% to 12.8% for the six months ending December 31, 2009 from 17.5% in the same period of fiscal 2009.  The decrease in gross margin was mainly due to a reduction of  production volume in our Singapore operations, which resulted in a higher percentage of fixed costs.   In absolute amounts, gross profits decreased by $161, to $856 for the six months ended December 31, 2009 from $1,017 for the six months ended December 31, 2008.

Gross profit margin as a percentage of revenue in the testing segment increased by 0.8% for the six months ended December 31, 2009, from 26.7% to 27.5% compared to the same period of last fiscal year.  The increase in the gross margin was primarily due to a decrease in director labor costs as a result of reduced employee headcount and rental expenses in our Singapore and Malaysia operations, which was offset by a a drop in testing volume Significant portions of our operating costs are fixed in the testing segment, as service demands and factory utilization decrease, the fixed costs are spread over the decreased output, which deteriorates profit margin.. In terms of dollar amount, gross margin in the testing segment for the six months ended December 31, 2009 was $1,448, a decrease of $144, compared to $1,554 in the same period of fiscal 2009, which is due to a decrease in testing volume in Thailand and Singapore operations.

Gross profit margin as a percentage of revenue in the distribution segment decreased by 6.8% for the six months ending December 31, 2009 from 31.3% in the same period fiscal 2009 to 24.5%, The decrease in the gross profit as a percentage of sales was due to  a decrease in the selling price of our equipmentcond in the market. . In terms of dollar amount, gross margin in the distribution segment for the six months ending December 31, 2009 was $74, an increase of $22, compared to $52 in the same period of fiscal 2009.

Gross profit margin as a percentage of revenue in the real estate segment was 78.4% for the six months ending December 31, 2009 as compared to 92.6% in the same period of prior fiscal year. The direct cost related with the rental revenue generated in the real estate segment was mainly depreciation expenses.  The director cost of  prior year was immaterial.

Gross profit margin as a percentage of revenue in the fabrication services segment was negative 69.6% for the six months ended December 31, 2009.  This was mainly due to high depreciation expenses on the leased property, which was based on the remaining period of the lease term. The full plant capacity not being utilized due to lack of orders has left the fixed costs un-absorbed and adds on to the unfavorable gross margin.

Operating Expenses

Operating expenses for the six months ended December 31, 2009 and 2008 were as follows:

	Six Months Ended December 31
(In Thousands, unaudited)	2009	2008
General and administrative	3,028	3,339
Selling	227	206
Research and development	20	20
Impairment loss	-	520
(Gain) on disposal of PP&E	(1)	(154)
Total	3,274	3,931

General and administrative expenses decreased by $311, or 9.3%, from $3,339 for the six months ending Dec 31, 2008 to $3,028 for the six months ended December 31, 2009. The decrease was due to a decrease in payroll related expenses as a result of the reduction in employee headcount in our Singapore operations.

Selling expenses increased by $21, or 10.2%, for the six months ended December 31, 2009, from $206 to $227 compared to the same period of fiscal 2009, mainly due to an increase in commission expenses as a result of more commissionable sales in the distribution segment.

For the six months ending December 31, 2009, research and development expenses were $20, the same as the prior period six months ending Dec 31, 2008.

There was no significant gain on disposal of property, plant and equipment during the six months ending December 31, 2009, compared to a gain of $154 for the same period of fiscal year 2009. We disposed certain idle fixed assets at a gain in the Singapore operation in the six months ended December 31, 2008.

Loss from Operations

Loss from operations increased by $59, or 5.5%, from $1,070 for the six months ended December 31, 2008 to $1,129 for the six months ended December 31, 2009, mainly due a decrease in gross margin as previously discussed.

Interest Expense

Interest expense for the second quarters of fiscal 2010 and 2009 were as follows:
	Six Months Ended December 31,
(In Thousands, unaudited)	2009	2008
Interest expense	(74)	(104)

Interest expense decreased by $30 for the six months ended December 31, 2009 to $74 from $104 for the six months ended December 30, 2008. The decrease is mainly due to repayment of financial institutional loans and decrease in interest rate in our Singapore operations. We are trying to keep our debt at a minimum in order to save financing costs. Our credit rating provides us with ready and adequate access to funds in global markets.  As of December 31, 2009, the Company had an unused line of credit of $7,047.

Other Income

Other income for the six months ending December 31, were as follows:
	Six Months Ended December 31,
(In Thousands, unaudited)	2009	2008
Other Income	143	332

Other income decreased by $189 for the six months ended December 31, 2009 from $332 to $143 in the same period of last fiscal year, primarily due to a decrease in the currency transaction gains. In first quarter of fiscal 2010 other expenses increased primarily due to an increase in currency transaction loss. Currency transaction loss increased by $207 in first quarter, which was offset by other income increasing by $15 in second quarter  of fiscal 2010, from $131 in the same quarter of last fiscal year to $146. The increase was  primarily due to an increase in the currency transaction gains and decrease in interest income, mainly due to currency transaction gains which increased by $79 from Indonesian operations. Currency transaction loss of $25 from Singapore operations and interest income decreased by $32, for the three months ended December 31, 2009, compared to the same quarter of fiscal 2009.

Income Tax

Income tax benefit for the six months ended December 31, 2009 was $28, an increase of $64, compared to an income tax expense of $36 for the same quarter last fiscal year. The increase in income tax benefit was mainly due to a higher income tax benefit for the increased loss generated by our Singapore operations for the six months ended December 31, 2009.

Non-controlling Interest

As of December 31, 2009, we held 55% interest in Trio-Tech Malaysia and 55% interest in SHI Singapore. The non-controlling interest for the six months ended December 31, 2009, in the net income of subsidiary, was $103, a decrease of $164 compared to the non-controlling interest of $267 for the same period of fiscal 2009.  The decrease in the non-controlling interest was attributable to the reduced net income generated from the Malaysia testing operation due to a slow down in market demand from our customers there, as compared to the same period in prior fiscal year.

Net Loss

Net loss was $1,135 for the six months ended December 2009, a decrease of $10 from $1,145 for the six months ended December 31, 2008. The decrease in net loss was mainly due to a decrease in operating expenses as previously discussed.

Loss per Share

Basic and diluted loss per share for the six months ended December 31, 2009 was $0.35, the same for the six months ended December 31, 2008.

Segment Information

The revenue, gross margin and income (loss) from each segment for the six months ended December 31, 2009 and 2008, respectively, are presented below. As the segment revenue and gross margin for each segment have been discussed in the previous section, only the comparison of income from operations is discussed below.

Manufacturing Segment

The revenue, gross margin and loss from operations for the manufacturing segment for the six months ended December 31, 2009 and 2008 were as follows:
:
	Six Months Ended December 31,
(In Thousands, unaudited)	2009	2008
Revenue	6,699	5,800
Gross margin	856	1,017
Loss from operations	(582)	(586)

Loss from the manufacturing segment decreased by $4 to $582 for the six months ended December 31, 2009 from $586 in the same period last fiscal year primarily due to an increase in revenue as a result of the increased demand of our products from one of our major customers in Singapore.  Operating expenses for the manufacturing segment were $1,438 and $1,603 for the six months ended December 31, 2009 and 2008, respectively.

Testing Segment
The revenue, gross margin and loss from operations for the testing segment for the six months ended December 31, 2009 and 2008, were as follows:
	Six Months Ended December 31,
(In Thousands, unaudited)	2009	2008
Revenue	5,263	5,826
Gross margin	1,448	1,554
Loss from operations	(191)	(811)

Loss from operations in the testing segment for the six months ending December 31, 2009 was $191 a decrease of $620, compared to a loss of $811 in the same period of fiscal 2009. The decrease in operating loss was attributable to a decrease in operating expense of $726, which was offset by an increase in gross margin of r$106. Operating expenses were $1,639 and $2,365 for the six months ended December 31, 2009 and 2008, respectively. The decrease in operating expenses was mainly due to a decrease in payroll related expenses as a result of a decrease in employee headcount in our Singapore operations. ,

Distribution Segment

The revenue, gross margin and income from operations for the distribution segment for the six months ended December 31, 2009 and 2008, were as follows:
	Six Months Ended December 31,
(In Thousands, unaudited)	2009	2008
Revenue	302	166
Gross margin	74	52
Income from operations	36	37

Income from operations in the distribution segment decreased by $1 to $36 for the six months ended December 31, 2009, from $37 for the six months ended December 31, 2008. The decrease in operating income was mainly due to an increase in operating expenses of $25, which was offset by an increase in gross profit of $24..  Operating expenses were $38 and $15 for the six months ended December 31, 2009 and 2008, respectively. The increase in operating expenses in fiscal 2010 was mainly due to a gain of $24 in the selling of property, plant and equipment in the six months ended December 31, 2008. We did not have such a gain in the same period of 2009.

Real Estate Segment

The revenue, gross margin and income from operations for the real estate segment for the six months ended December 31, 2009 and 2008 were as follows:
	Six Months Ended December 31,
(In Thousands, unaudited)	2009	2008
Revenue	328	257
Gross margin	257	238
Income from operations	207	238

Income from operations in the real estate segment was $207 and $238for the six months ended December 31, 2009 and 2008, respectively.  The operating expenses were $50 for the six months ended December 31, 2009. The operating expenses for the six months ended December 31, 2009 mainly consisted of depreciation expenses and payroll related expenses.

Fabrication Services

The revenue, gross margin and loss from operations for the fabrication services segment for the six months ended December 31, 2009 and 2008 were as follows:
	Six Months Ended December 31,
(In Thousands, unaudited)	2009	2008
Revenue	704	--
Gross margin	(489)	--
Loss from operations	(825)	--

Loss from operations in the fabrication services segment was $825. Operating expenses were $335 for the six months ended December 31, 2009. This segment started operation July 1, 2009. As it is still in the development stage,  segment’s revenues are not sufficient to cover fixed and other costs Management believes that our gross margin in the fabrication services segment will be improved  in the future if we are able to increase our  revenue and increase the utilization of our facilities.

Corporate

The income from operations for corporate for for the six months ended December 31, 2009 and 2008 were as follows:

	Six Months Ended December 31,
(In Thousand, unaudited)	2008	2009
Income (loss) from operations	227	52

Corporate operating income increased by $175 to $227 for the six months ended December 31, 2009, from  $52 in the same period last fiscal year. The increase in operating income was mainly due to a decrease of $188 in stock option expenses. In fiscal 2009, we granted 50,000 shares of stock options to certain officers and employees pursuant to the 2007 Employee Plan and 60,000 shares of stock options to our directors pursuant to the 2007 Directors Plan, but we granted no options in fiscal 2010 under either plan. The decrease in stock option compensation was partially offset by a decrease in corporate management fees. In July 2009, we decreased the corporate management fee, which is based on the percentage of revenue imposed on all the subsidiaries, due to an increase in the revenue from our subsidiaries.  The revenue percentage charged on subsidiaries is a reimbursement to the corporate office to cover its operating expenses. Management reviews this percentage periodically to make sure the amount charged is sufficient to cover its corporate expenses.

Financial Condition

During the six months ended December 31, 2009, total assets increased $4,107 from $27,947 at June 30, 2009 to $32,054 at December 30, 2009. The increase in total assets was primarily due to an increase in plant, property and equipment due to purchase factory and office building in Malaysia operations and capital expenditure in Indonesia operations.

At the end of the second quarter of fiscal 2010, total cash and short-term deposits were $6,070, reflecting a decrease of $1,961 from fiscal year-end 2009. The decrease in cash and short-term deposits was primarily due to capital expenditures of  $4,932 mainly in the Indonesian operations in the second quarter of fiscal 2010.

At December 31, 2009, the accounts receivable balance increased by $1,938 from the balance at June 30, 2009 due primarily to an increase in sales in the six months ending December 31, 2009. The rate of turnover of accounts receivables was 69 days at the end of the second quarter of fiscal 2010 compared with 78 days at fiscal year-end 2009, which primarily was due to higher collections from debtors in this quarter mainly from Malaysia operations.
Inventory at December 31, 2009 was $1,485, an increase of $301, or 25.4%, compared to $1,184 at June 30, 2009. The increase in inventory was mainly from the work in progress inventory items.  Inventory purchases and stocking was required to meet the customers’ specific requirements as our manufacturing segment sales increased in the second quarter of fiscal 2010. The turnover of inventory remained at 40 days at the end of the second quarter of fiscal 2010, which is the same as of the fiscal year-end 2009.

Prepaid expenses and other current assets at December 31, 2009 were $195, an increase of $28 from the balance at June 30, 2009, primarily due to increased prepayments to suppliers in the Singapore distribution operations in the ordinary course of business.

Investments in China decreased by $308 from $2,935 at June 30, 2008 to $2,627 at December 31, 2009.  This is due to the repayment of the investment amount of RMB 1,988 approximately $291based on the exchange rate as of December 31, 2009 published by the Monetary Authority of Singapore.

Property, plant and equipment increased by $4,437, from $6,607 at June 30, 2009 to $11,044 at December 31, 2009. Capital expenditures were $4,437 for the six months ended December 31, 2009, compared with $1,043 for the first six months of fiscal 2009.  The increase in capital expenditure was mainly due to the purchase of factory and office building in Petaling Jaya, Kualalumpur, Malaysia for RM 9,625 or approximately $2,810, based on the exchange rate as of December 31, 2009 published by Monetary Authority of Singapore, and machinery equipments amounting to RM5,147 or approximately $1,483 (based on the exchange rate as of December 31, 2009 published by Monetary Authority of Singapore, for the expansion to meet one of the major customers requirements. Prior to this purchase, this property was under lease rental by the Malaysia operations. As this factory building is in close proximity to the facility of one of our major customers, the Company believes that this purchase will enable us to secure testing orders from that customer. The remaining amounts were spent by PT SHI Indonesia, the newly acquired subsidiary, in first quarter of fiscal 2010 in leasehold improvements and other fixed assets.

Depreciation was approximately $1,072 for the six months ended December 31, 2009, compared with $1103 for the six months ended December 31, 2008. The decrease in depreciation expenses was mainly due to the fact that certain assets had been fully depreciated, resulting in a decreased in depreciation charges to income statement.

Other assets at December 31, 2009 decreased by $1,117 from $1,326 as at June 30, 2009 to $209 as at December 31, 2009.  The decrease in other assets was primarily due to the purchase of fixed assets and hence the down payment for fixed assets in the Malaysia operations decreased as at December 31, 2009.

Liquidity Comparison

Net cash used in operating activities increased by $1,249 to $777 for the six months ended December 31, 2009 from an inflow of $472 in the same period of last fiscal year. The increase in net cash used by operating activities was primarily due to the cash outflow of $2,229 from change in accounts receivable and inventory in the six months ended December 31, 2009, compared with cash inflow of $2,459 for the same period of prior year, but this was offset by cash flow positions from change in accounts payable of $1,115 during the six months ended December 31, 2009, compared with cash outflow of $3,061 for the same period of last year.

Net cash used in investing activities increased by $3,768 for the six months ended December 31, 2009 from an inflow of $896 for the same period of fiscal 2009 primarily due to an increase in capital expenditure. Capital expenditure in cash increased by $2,840 to $3,894 in the period six months ended December 31, 2009, compared with $1,034 for the same period of the prior fiscal year. The increase in capital expenditure was primarily due to the purchase of factory and office building in our Malaysia operation, as previously discussed.

Net cash provided by financing activities for the six months ended December 31, 2009 was $2,053, representing an increase of $3,017 compared to net cash outflow of $964 during the six month ended December 31 2008.  The increase was due mainly to an increase of $3,112 from long-term bank loans compared with the same period of last fiscal year. On August 24, 2008, TTM obtained a long-term loan of RM 9,625, or approximately $2,733, offered by a financial institution in Malaysia for the purpose of purchasing a building for its testing operations in Petaling Jaya, Kualalumpur, Malaysia.

The non-cash capital expenditure related to down-payment of fixed assets amounting to $1,272 paid in prior quarters is capitalized in the the six months ended Dec 31, 2009 as the assets have been acquired.

We believe we have the necessary financial resources to meet our projected cash requirements for at least the next twelve months.

Corporate Guarantee Arrangement

The Company provides a corporate guarantee of approximately $1,782 to one of its subsidiaries in Southeast Asia to secure line-of-credit and term loans from a bank to finance the operations of such subsidiary. With the strong financial position of the subsidiary company, the Company believes this corporate guarantee arrangement will have no material impact on its liquidity or capital resources.

Critical Accounting Estimates & Policies

Except as set forth below, there have been no significant changes in the critical accounting polices, except the accounting policy on revenue recognition, disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the most recent Annual Report on Form 10-K.

Revenue Recognition — We adopted the following revenue recognition policy for our fabrication service segment which was set up in the first quarter of fiscal 2010.

In the fabrication services segment, revenue is recognized from long-term, fixed-price contracts using the percentage-of-completion method of accounting, (1) input method - measured by multiplying the estimated total contract value by the ratio of actual contract costs incurred to date to the estimated total contract costs (2) output method – where the percentage of completion can be established directly based on the output. The Company makes significant estimates involving its usage of percentage-of-completion accounting to recognize contract revenues. The Company periodically reviews contracts in process for estimates-to-completion, and revises estimated gross profit accordingly. While the Company believes its estimated gross profit on contracts in process is reasonable, unforeseen events and changes in circumstances can take place in a subsequent accounting period that may cause the Company to revise its estimated gross profit on one or more of its contracts in process. Accordingly, the ultimate gross profit realized upon completion of such contracts can vary significantly from estimated amounts between accounting periods.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.  CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2009, the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective at a reasonable level.

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

Item 4.       Submission of Matters to a Vote of Security Holders

An annual meeting of shareholders was held on December 7, 2009.  The only matter voted on at the annual meeting was the election of directors. Proxies for the annual meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934.  There was no solicitation in opposition to management’s nominees for Directors as listed in the Proxy Statement.  All of such nominees were elected.  The number of votes for each of such nominees was as follows:

Directors	Votes For	Votes Withheld	No Vote	Total
Jason Adelman	2,541,251	173,692	512,487	3,227,430
Richard Horowitz	2,549,072	165,871	512,487	3,227,430
A. Charles Wilson	2,336,526	378,417	512,487	3,227,430
S. W. Yong	2,249,418	365,525	512,487	3,227,430

Item 5.         Other Information

Not applicable.

Item 6.                      Exhibits
31.1	Rule 13a-14(a) Certification of Principal Executive Officer of Registrant

31.2	Rule 13a-14(a) Certification of Principal Financial Officer of Registrant

32	Section 1350 Certification.

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
                                                                           Dated: February 16, 2010