Form 10-Q
period 2010-03-31
TRIO TECH INTERNATIONAL
filed 2010-05-17
CIK 732026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

The number of shares of common stock outstanding as of May 10, 2010 is 3,227,430.

TRIO-TECH INTERNATIONAL
INDEX TO CONSOLIDATED FINANCIAL INFORMATION, OTHER INFORMATION AND SIGNATURE

-i-

FORWARD-LOOKING STATEMENTS

           The discussions of Trio-Tech International’s (the “Company”) business and activities set forth in this Form 10-Q and in other past and future reports and announcements by the Company may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and assumptions regarding future activities and results of operations of the Company.  In light of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the following factors, among others, could cause actual results to differ materially from those reflected in any forward-looking statements made by or on behalf of the Company: market acceptance of Company products and services; changing business conditions or technologies and volatility in the semiconductor industry, which could affect demand for the Company’s products and services; the impact of competition; problems with technology; product development schedules; delivery schedules; changes in military or commercial testing specifications which could affect the market for the Company’s products and services; difficulties in profitably integrating acquired businesses, if any, into the Company; risks associated with conducting business internationally and especially in Southeast Asia, including currency fluctuations and devaluation, currency restrictions, local laws and restrictions and possible social, political and economic instability; changes in U.S. and global financial and equity markets, including market disruptions and significant interest rate fluctuations; and other economic, financial and regulatory factors beyond the Company’s control. The Company believes that customers have tightened and will continue to tighten their spending, resulting in a decline in the demand for electronic products and semiconductor equipment. See the discussions elsewhere in this Form 10-Q for more information. In some cases, you can identify forward-looking statements by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” “believes,” “can impact,” “continue,” or the negative thereof or other comparable terminology.

Unless otherwise required by law, the Company undertakes no obligation to update forward-looking statements to reflect subsequent events, changed circumstances, or the occurrence of unanticipated events. Important factors that could cause or contribute to such material differences include those discussed in “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K. You are cautioned not to place undue reliance on such forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

UNAUDITED	March 31, 2010	June 30, 2009
ASSETS
CURRENT ASSETS:
Cash & cash equivalent	$3,611	$6,037
Short-term deposits	1,748	1,994
Trade accounts receivable, less allowance for doubtful accounts of $158 and $165	9,324	3,981
Other receivables	568	279
Inventories, less allowance for obsolete inventory
of $789 and $718	1,481	1,184
Prepaid expenses and other current assets	259	167
Total current assets	16,991	13,642

INVESTMENT PROPERTY IN CHINA , Net	3,042	2,935
PROPERTY, PLANT AND EQUIPMENT, Net	11,543	6,607
GOODWILL	431	-
OTHER ASSETS	700	1,326
RESTRICTED TERM DEPOSITS	3,580	3,437
TOTAL ASSETS	$36,287	$27,947

LIABILITIES
CURRENT LIABILITIES:
Line of credit	$1,213	$--
Accounts payable	5,139	1,025
Accrued expenses	2,349	1,769
Income taxes payable	206	202
Current portion of bank loans payable	809	1,266
Current portion of capital leases	77	78
Total current liabilities	9,793	4,340

BANK LOANS PAYABLE, net of current portion	2,592	237
CAPITAL LEASES, net of current portion	--	52
DEFERRED TAX LIABILITIES	588	526
OTHER NON-CURRENT LIABILITIES	647	10
TOTAL LIABILITIES	$13,620	$5,165

COMMITMENT AND CONTINGENCIES	--	--

EQUITY
TRIO-TECH INTERNATIONAL’S SHAREHOLDERS' EQUITY:
Common stock; no par value, 15,000,000 shares authorized; 3,227,430 shares issued and outstanding as of March 31, 2010 and June 30, 2009	$10,365	$10,365
Paid-in capital	1,573	1,446
Accumulated retained earnings	5,596	6,859
Accumulated other comprehensive loss-translation adjustments	1,634	1,194
Total Trio-Tech International shareholders' equity	19,168	19,864
NONCONTROLLING INTEREST	3,499	2,918
TOTAL EQUITY	$22,667	$22,782
TOTAL LIABILITIES AND EQUITY	$36,287	$27,947

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
UNAUDITED (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

	Nine Months Ended		Three Months Ended
	Mar. 31,	Mar. 31,	Mar. 31,	Mar. 31,
	2010	2009	2010	2009
Revenue
Products	$14,628	$7,688	$7,627	$1,722
Services	8,104	7,635	2,854	1,842
Fabrication services	805	--	101	--
Others	517	344	189	87
	24,054	15,667	10,771	3,651
Cost of Sales
Cost of products sold	12,546	6,213	6,475	1,316
Cost of services rendered	5,718	5,654	1,945	1,493
Cost of fabrication services rendered	1,447	--	254	--
Others	117	52	46	33
	19,828	11,919	8,720	2,842

Gross Margin	4,226	3,748	2,051	809

Operating Expenses:
General and administrative	4,661	4,385	1,657	1,094
Selling	410	279	183	73
Research and development	29	30	9	10
Impairment loss	--	319	--	95
(Gain)/loss on disposal of property, plant and equipment	(5)	(138)	(4)	16

Total operating expenses	5,095	4,875	1,845	1,288

(Loss) / Income from Operations	(869)	(1,127)	206	(479)

Other Income (Expenses)
Interest expense	(123)	(129)	(49)	(25)
Other income	159	478	24	128
Total other income (expenses)	36	349	(25)	103

(Loss) / Income from Continuing Operations before Income Taxes	(833)	(778)	181	(376)

Income Tax Expenses (Benefits)	50	(103)	78	(139)

(Loss) / Income from Continuing Operations before non-controlling interest	(883)	(675)	103	(237)

Discontinued operations (NOTE 15)
(Loss) / income from discontinued operations	(32)	(464)	14	(24)
Net (loss) / income	(915)	(1,139)	117	(261)

Less: Net (income) / loss attributable to the noncontrolling interest	(348)	(168)	(245)	99
Net loss attributable to Trio-Tech International	(1,263)	(1,307)	(128)	(162)

Amounts attributable to Trio-Tech International common shareholders:
Loss) / Income from Continuing Operations, net of tax	(1,231)	(843)	(142)	(138)
Discontinued operations, net of tax	(32)	(464)	14	(24)
Net (Loss) / income	(1,263	(1,307)	(128)	(162)

Comprehensive (loss) / Income attributable to Trio-Tech common shareholders:

Net (Loss) / Income	(915)	(1,139)	117	(261)

Other Comprehensive loss, net of tax:
Foreign currency translation	(489)	(1,388)	(827)	(710)
Total Other Comprehensive (loss) / income, net of tax	(489)	(1,388)	(827)	(710)
Comprehensive losss	(1,404)	(2,527)	(710)	(971)
Less: Net (income) loss attributable to the noncontrolling interest	(581)	4	(794)	(263)
Net (loss) income attributable to Trio-Tech International	(823)	(2,531)	84	(708)

BASIC (LOSS) PER SHARE:
Basic loss per share from Continuing operations	(0.38)	(0.27)	(0.04)	(0.04)
Basic (loss) / income per share from Discontinuing operations	(0.01)	(0.14)	0.00	(0.01)
Basic loss per share from Net Loss	(0.39)	(0.41)	(0.04)	(0.05)

Weighted Average Shares Outstanding:
Basic	3,227	3,227	3,227	3,227
Diluted	3,227	3,227	3,227	3,227

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (IN THOUSANDS)
	Nine Months Ended
	March 31,	March 31,
	2010	2009
	(unaudited)	(unaudited)
Cash Flow from Operating Activities
Net loss	$(915)	(1,139)
Adjustments to reconcile net loss to net cash flow provided by operating activities
Depreciation and amortization	1,600	1,632
Bad debt expense	202	114
Inventory provision	71	191
Interest income on short-term deposits	59	(54)
Impairment loss	0	615
Gain on sale of property-continued operations	(5)	(138)
Stock compensation	127	301
Deferred tax provision	62	(84)
Changes in operating assets and liabilities, net of acquisition effects
Accounts receivables	(5,284)	1,876
Other receivables	(289)	--
Other assets	629	(296)
Inventories	(368)	933
Prepaid expenses and other current assets	240	438
Accounts payable and accrued liabilities	3,818	(2,935)
Income tax payable	4	(127)
Other non-current liabilities	(34)	--
Net cash (used in) provided by operating activities	(83)	1,327

Cash Flow from Investing Activities
Proceeds from unrestricted and restricted term deposits, net	661	3,192
Investments in short-term deposits	(393)	(687)
Prepayment from other assets	(1,347)
Proceeds from investment property	379	178
Additional cost of investment	(558)	(529)
Additions to property, plant and equipment	(4,138)	(1,107)
Acquisition of PT SHI Indonesia in Indonesia	225	--
Proceeds from disposal of plant, property and equipment	5	--
Net cash (used in) provided by investing activities	(5,166)	1,047

Cash Flow from Financing Activities
Net borrowings on lines of credit	1,213	--
Repayment of bank loans	(1,021)	(1,085)
Proceeds from long-term bank loans and capital leases	2,777	--
Proceeds from exercising stock options	--	3
Net cash provided by (used in) financing activities	2,969	(1,082)
Effect of Changes in Exchange Rate	(147)	(1,200)

NET (DECREASE) INCREASE IN CASH	(2,427)	92
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,037	6,600
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,610	6,692
Supplementary Information of Cash Flows
Cash paid during the period for:
Interest	$128	132
Income taxes	$8	--

Non-Cash Transactions
Non-cash investment for the investment in Chongqing	--	501
Capital lease of property, plant and equipment	--	9

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (IN THOUSANDS, EXCEPT PER SHARE AND NUMBER OF SHARES)

1.    ORGANIZATION AND BASIS OF PRESENTATION

Trio-Tech International (“the Company” or “TTI” hereafter) was incorporated in fiscal 1958 under the laws of the State of California.  TTI provides third-party semiconductor testing and burn-in services primarily through its laboratories in Southeast Asia. In addition, TTI operates testing facilities in the United States.  The Company also designs, develops, manufactures and markets a broad range of equipment and systems used in the manufacturing and testing of semiconductor devices and electronic components. TTI conducts business in five business segments: Manufacturing, Testing Services, Fabrication Services, Distribution and Real Estate. TTI has subsidiaries in the U.S.A., Singapore, Malaysia, Thailand, China and Indonesia as follows:

	Ownership	Location

Express Test Corporation (dormant)	100%	Van Nuys, California
Trio-Tech Reliability Services (dormant)	100%	Van Nuys, California
KTS Incorporated, dba Universal Systems (dormant)	100%	Van Nuys, California
European Electronic Test Centre (Operation ceased on November 1, 2005)	100%	Dublin, Ireland
Trio-Tech International Pte. Ltd.	100%	Singapore
Universal (Far East) Pte. Ltd.	100%	Singapore
Trio-Tech Thailand	100%	Bangkok, Thailand
Trio-Tech Bangkok	100%	Bangkok, Thailand
Trio-Tech Malaysia	55%	Penang and Selangor, Malaysia
Trio-Tech Kuala Lumpur – 100% owned by Trio-Tech Malaysia	55%	Selangor, Malaysia
Prestal Enterprise Sdn. Bhd.	76%	Selangor, Malaysia
Trio-Tech (Suzhou) Co., Ltd.	100%	Suzhou, China
Trio-Tech (Shanghai) Co., Ltd.	100%	Shanghai, China
Trio-Tech (Chongqing) Co., Ltd.	100%	Chongqing, China
SHI International Pte., Ltd.	55%	Singapore
PT SHI Indonesia (acquired on July 1, 2009) - 100% owned by SHI International, Pte Ltd.	55%	Batam, Indonesia

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  All significant inter-company accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements are presented in U.S. dollars.  The accompanying condensed consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.  Operating results for the nine months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2010.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the fiscal year ended June 30, 2009.

New Accounting Policy:

Noncontrolling Interests in Consolidated Financial Statements — On July 1, 2009, the Company adopted new guidance ASC 810, Consolidation, regarding noncontrolling interests (formerly Statement of Financial Accounting Standards ("SFAS") No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”)) issued by the FASB related to the accounting for noncontrolling interests in consolidated financial statements. This guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance requires that noncontrolling interests in subsidiaries be reported in the equity section of the controlling company’s balance sheet. It also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Revenue Recognition — The Company adopted the following revenue recognition policy for its fabrication service segment, which was acquired in the first quarter of fiscal 2010.

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

On July 1, 2009, SHI International Pte. Ltd., a 55% owned subsidiary of the Company, consummated the acquisition of a 100% interest in PT SHI Indonesia, pursuant to the Share Purchase Agreement dated April 7, 2009. PT SHI Indonesia is an Indonesia–based enterprise providing fabrication of large and complex structures employed to process oil and gas and for temporary storage of the oil prior to transshipment, and related services for the offshore oil and gas industries. The Company’s objective for acquiring this business was to diversify its business, reduce the risk associated with sole industry focus, and enhance the Company’s future growth opportunities. There were operating activities in PT SHI Indonesia for the nine months ended March 31, 2010. Beginning on July 1, 2009, the operating results of this subsidiary were included in the consolidated statements of the Company for the nine months ended March 31, 2010. Fabrication services are included in the Company’s new segment “fabrication services”. This acquisition transaction was not considered significant to the Company.

Pursuant to the Share Purchase Agreement dated April 7, 2009  the purchase price was approximately $113, consisting of $10 in cash and $103 in a contingent note payable which matures in two years.  In accordance with ASC Top 805, Business Combinations, the Company allocated the purchase price to the tangible assets and liabilities based on their estimated fair values. The fair value assigned to intangible assets acquired was based on estimates and assumptions determined by management. The total purchase price was allocated as follows (in thousands):

Total purchase price:
Cash	$10
Contingent note payable	103

$113

Allocated as follows:
Cash & cash equivalent	$235
Accounts receivable	261
Other current assets	332
Fixed assets	298
Accounts payable and accrued expenses	(876)
Other non-current liabilities	(568)
NET ASSETS	$(318)

Goodwill	431
$113

The contingent note payable of $103 recorded during the nine months ended March 31, 2010 was related to agreements to pay additional amounts based on achievement of certain performance measures for up to two years ending after the acquisition date. The excess purchase price over the fair value of net assets acquired was recorded as goodwill. Goodwill will not be amortized, but will be evaluated for impairment annually or whenever events or changes in circumstances indicate that the value of a certain asset may be impaired. The goodwill is not tax deductible.

The unaudited financial information in the table below summarizes the combined results of the operations of the Company and the new Fabrication Services segment for the three and nine months ended March 31, 2009 as if the acquisition had occurred on July 1, 2008. The results from operations for the three and nine months ended March 31, 2010 included the acquisition of PT SHI Indonesia, Batam, Indonesia that was completed at the beginning of the first quarter of fiscal 2009.

The pro forma results are presented for information purposes only and are not necessarily indicative of the results of operations that would have been achieved had the acquisition taken place at the beginning of the three and nine months ended March 31, 2009.  The unaudited pro forma combined the statement of operations for the three and nine months ended March 31, 2009 and historical results for the new Fabrication & Services segment for the period preceding the acquisition on July 1, 2008.

The following amounts are in thousands.

UNAUDITED PRO FORMA STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2009

	Historical Information of the Company (1)	Historical Information of the Acquired Entity	Pro Forma
	(Unaudited)	(Unaudited)
Net sales	$3,651	$243	$3,894
Net loss	$(162)	$(110)	$(272)
Basic loss per share	$(0.05)	(0.03)	$(0.08)
Diluted loss per share	$(0.05)	(0.03)	$(0.08)

Basic weighted average common shares outstanding	3,227	--	3,227
Diluted weighted average common shares outstanding	3,227	--	3,227

Note: The currency exchange rate is based on the average exchange rate of the related period.

1.	The historical operating results of the Company were based on the Company’s unaudited financial statement in this Form 10-Q filed with the SEC for the three-month period ended March 31, 2009.

UNAUDITED PRO FORMA STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED MARCH 31, 2009

	Historical Information of the Company (1)	Historical Information of the Acquired Entity	Pro Forma
	(Unaudited)	(Unaudited)
Net sales	$15,667	$337	$16,004
Net loss	$(1,307)	$(506)	$(1,813)
Basic loss per share	$(0.41)	(0.16)	$(0.57)
Diluted loss per share	$(0.41)	(0.16)	$(0.57)

Basic weighted average common shares outstanding	3,227	--	3,227
Diluted weighted average common shares outstanding	3,227	--	3,227

Note: The currency exchange rate is based on the average exchange rate of the related period.

1.	The historical operating results of the Company were based on the Company’s unaudited financial statement in its Form 10-Q filed with the SEC for the nine month period ended March 31, 2009.

3.NEW ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements, to provide amendments to Subtopic 820-10 that require new disclosures for transfers in and out of Levels 1 and 2 and for activity in Level 3 fair value measurements. It also clarifies existing disclosures for the level of disaggregation and disclosures about inputs and valuation techniques. The update is effective for interim and annual reporting periods beginning on January 1, 2010, except for the disclosures of roll forward activities in Level 3 fair value measurements. Those disclosures are effective for interim and annual reporting periods beginning on January 1, 2011. The adoption of the update does not have an impact on our results of operations or financial position.

In October 2009, the FASB approved for issuance ASC Subtopic No. 605-25, Revenue Recognition Multiple-Element Arrangements, (“ASC 605-25”). ASC 605-25 provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. It introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. ASC 605-25 is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. The Company does not expect the adoption of ASC 605-25 to have a significant impact on its financial statements.

4. INVENTORIES

 Inventories consisted of the following:
	Mar 31,	June 30,
	2010	2009
	(Unaudited)

Raw Material	$1,068	$1,084
Work-in-progress	1,032	645
Finished goods	170	173
Less : Provision for obsolete inventory	(789)	(718)
	1,481	1,184

5.     STOCK OPTIONS

As of March 31, 2010, there were no outstanding options to purchase Common Stock which had been granted pursuant to the 1998 Employee Option Plan, which plan was terminated on December 2, 2005 by the Company’s Board of Directors.

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

Assumptions

The fair value for these awards was estimated using the Black-Scholes option pricing model with the following weighted average assumptions, assuming no expected dividends:

	Nine Months Ended	Year Ended
	March 31, 2010	June 30, 2009

Expected volatility	107.18-145.18%	107.18-145.18%
Risk-free interest rate	1.27 – 2.48%	1.27 – 2.48%
Expected life (years)	2.00 - 3.25	2.00 - 3.25

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

The Company did not grant any options pursuant to the 2007 Employee Plan during the nine months ended March 31, 2010. The Company recognized stock-based compensation expenses of $127 in the nine months ended March 31, 2010 under the 2007 Employee Plan.  The balance of unamortized stock-based compensation of $105 based on fair value on the grant date related to options granted under the 2007 Employee Plan is expected to be recognized over a period of two years.

During the nine months ended March 31, 2009 pursuant to the 2007 Employee Plan, 50,000 shares of stock options were granted to certain officers and employees with an exercise price equal to the fair market value of the Company’s Common Stock (as defined under the 2007 Employee Plan in conformity with Regulation 409A of the Internal Revenue Code of 1986, as amended) at the date of grant.  These options vest over the period as follows: 25% vesting on the grant date, and the balance vesting in equal installments on the next three succeeding anniversaries of the grant date.  The fair market value of 50,000 shares of the Company’s Common Stock issuable upon exercise of stock options granted was approximately $136 based on the fair value of $2.71 per share determined by using the Black Scholes option pricing model.

The Company recognized stock-based compensation expense of approximately $138 in the nine months ended March 31, 2009 under the 2007 Employee Plan.  Unamortized stock-based compensation of $105 based on fair value on the grant date related to options granted under the 2007 Employee Plan is expected to be recognized over a period of three years.

As of  March 31, 2010, there were vested employee stock options covering a total of 98,625 shares of Common Stock. The weighted-average exercise price was $4.73 and the weighted average remaining contractual term was 3.52 years. The total intrinsic value of vested employee stock options during the nine month period ended March 31, 2010 was $231. A summary of option activities under the 2007 Employee Plan during the nine month period ended March 31, 2010 is presented as follows:

		Weighted- Average	Weighted - Average Remaining Contractual	Aggregate
	Options	Exercise Price	Term (Years)	Intrinsic Value

Outstanding at July 1, 2009	283,000	$3.32	4.47	-
Granted	-	-	-	-
Exercised	-	-
Forfeited or expired	(9,000)	3.62	3.44
Outstanding at March 31, 2010	274,000	$3.32	3.73	$873
Exercisable at March 31, 2010	98,625	$4.73	3.52	$231

A summary of the status of the Company’s non-vested employee stock options during the nine months ended March 31, 2010 is presented below:

		Weighted-Average Grant-Date
	Options	Fair Value

Non-vested at July 1, 2009	202,375	$3.84
Granted	-	-
Vested	(18,000)	4.26
Forfeited	(9,000)	2.04
Non-vested at March 31, 2010	175,375	$4.97

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

During the nine months ended March 31, 2010, the Company did not grant any options pursuant to the 2007 Directors Plan.

During the nine months ended December 31, 2009, pursuant to the 2007 Directors Plan, stock options covering 60,000 shares of Common Stock were granted to its directors with an exercise price equal to the fair market value of its Common Stock (as defined under the 2007 Directors Plan in conformity with Regulation 409A or the Internal Revenue Code of 1986, as amended) at the date of grant.  The fair market value of the 60,000 shares of the Company’s Common Stock issuable upon exercise of such stock options was approximately $163 based on the fair value of $2.71 per share determined by the Black Scholes option pricing model.

There were no options exercised under the 2007 Directors Equity Incentive Plan during the nine months ended March 31, 2010 and 2009.  The Company recognized stock-based compensation expense of zero and $163 in the nine month period ended March 31, 2010 and 2009, respectively, under the 2007 Directors Plan.

The total intrinsic value of directors’ stock options during the nine month period ended March 31, 2010 was $412. A summary of option activities under the 2007 Employee Plan during the nine month period ended March 31, 2010 is presented as follows:

		Weighted- Average	Weighted - Average Remaining	Aggregate
	Options	Exercise Price	Contractual Term (Years)	Intrinsic Value

Outstanding at July 1, 2009	200,000	$5.00	4.15	-
Granted	-	-	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at March 31, 2010	200,000	$5.00	3.40	$412
Exercisable at March 31, 2010	200,000	$5.00	3.40	$412

1998 Stock Option Plan

A summary of option activities under the 1998 Plan during the nine month period ended March 31, 2010 is presented as follows:

		Weighted- Average	Weighted - Average Remaining Contractual	Aggregate
	Options	Exercise Price	Term (Years)	Intrinsic Value

Outstanding at July 1, 2009	2,750	$4.40	-	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	(2,750)	$4.40	-
Outstanding at March 31, 2010	-	-	-	-
Exercisable at March 31, 2010	-	-	-	-

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

Options to purchase 474,000 shares of Common Stock at exercise prices ranging from $1.72 to $9.57 per share as of March 31, 2010 were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

Options to purchase 214,750 shares of Common Stock at exercise prices ranging from $4.40 to $9.57 per share that were outstanding as of  March 31, 2010 were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted EPS for the years presented herein:

	Nine Months Ended		Three Months Ended
	Mar. 31,	Mar. 31,	Mar. 31,	Mar. 31,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Loss from continuing operations, after considering non-controlling interest	$(1,231)	$(843)	$(142)	$(138)

Income/(Loss) from discontinued operation	$(32)	$(464)	$14	$(24)

Net loss attributable to common shares	$(1,263)	$(1,307)	$(128)	$(162)

Basic Loss Per Share
Basic loss per share from continuing operations	$(0.38)	$(0.27)	$(0.04)	$(0.04)
Basic loss per share from discontinued operation	(0.01)	(0.14)	--	(0.01)
Basic loss per share from net income	$(0.39)	$(0.41)	$(0.04)	$(0.05)

Diluted Loss Per Share
Diluted loss per share from continuing operations	$(0.38)	$(0.27)	$(0.04)	$(0.04)
Diluted loss per share from discontinued operation	(0.01)	(0.15)	--	(0.01)
Diluted loss per share from net income	$(0.39)	$(0.41)	$(0.04)	$(0.05)
Weighted average number of common shares outstanding – basic	3,227	3,227	3,227	3,227

Number of shares used to compute earnings per share – diluted	3,227	3,227	3,227	3,227

7.    ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable consists of customer obligations due under normal trade terms. Although management generally does not require collateral, letters of credit may be required from the customers in certain circumstances. Management periodically performs credit evaluations of the customers’ financial conditions.

Accounts receivable is reviewed on a monthly basis by the senior management to determine if any receivables will potentially be uncollectible. Management includes any accounts receivable balances that are determined to be uncollectible in the allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  Based on the information available to us, management believed the allowance for doubtful accounts as of March 31, 2010 and June 30, 2009 was adequate.

The following table represents the changes in the allowance for doubtful accounts:

	Mar. 31,	June 30,
	2010	2009
	(Unaudited)
Beginning	$165	$51
Additions charged to expenses	202	128
Recovered	(209)	(14)
Actual write-offs	--	--
Ending	$158	$165

8.    WARRANTY ACCRUAL

The Company provides for the estimated costs that may be incurred under its warranty program at the time the sale is recorded.  The Company provides warranty for products manufactured in the term of one year.  The Company estimates the warranty costs based on the historical rates of warranty returns.The Company periodically assesses the adequacy of its recorded warranty liability and records the amounts as necessary.

	Mar. 31,	June 30,
	2010	2009
	(Unaudited)
Beginning	$113	$211
Additions charged to cost and expenses	11	-
Reversal	--	(80)
Actual usage	(12)	(18)
Ending	$112	$113

9.           INCOME TAX

The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of ASC Topic 740. The income tax expenses were $50 and $78 for the nine months and three months ended March 31, 2010, respectively, and the income tax benefit was $103 and $139 for the nine months and three months ended March 31, 2009, respectively.

The Company accrues penalties and interest related to unrecognized tax benefits when necessary as a component of penalties and interest expenses, respectively.  The Company had not accrued any penalties or interest expenses relating to unrecognized benefits at June 30, 2009 and March 31, 2010.

The major tax jurisdictions in which the Company files income tax returns are the United States, Singapore and Malaysia.  The statute of limitations, in general, is open for years 2002 to 2009 for tax authorities in those jurisdictions to audit or examine income tax returns.  The Company’s income tax is under annual review by the government of Singapore and Malaysia.  However, the Company is not currently under tax examination in any other jurisdiction.

The Company has not recognized any income tax benefit according to the provisions of ASC Topic 740 during the current quarter in accordance with the provisions of ASC Topic 740.

10.          INVESTMENT PROPERTY IN CHONGQING, CHINA

The following table presents the Company’s property investment in China as at March 31, 2010. All the exchange rates are based on the exchange rate on March 31, 2010 published by the Monetary Authority of  Singapore (MAS).

	Investment Date	Investment Amount	Investment Amount
		(RMB)	(U.S. Dollars)
Investment in property with JiaSheng	8/28/2007	10,000	1,465
Investment in property with JiaSheng	12/17/2007	5,000	733
Return of investment in property with JiaSheng	6/26/2008	(5,000)	(733)
Return of investment in property with JiaSheng	10/23/2008	(1,988)	(291)
Return of investment in property with JiaSheng	11/16/2009	(1,988)	(291)
Net Investment in JiaSheng		6,024	883

Purchase of investment property - Maoye	1/4/2008	5,554	814
Purchase of investment property - JiaSheng	10/23/2008	7,042	1,031
Additional cost of investment - JiaSheng	12/1/2009	209	31
Investment property disposed - JiaSheng	2/5/2010	(579)	(85)
Net Investment in Property Maoye & JiaSheng		12,226	1,791

Purchase of Investment Property - Jiang Huai	1/5/2010	3,600	527

Accumulated Depreciation		(1,088)	(159)

Total Investment in China by Chongqing		20,762	3,042

In June 2007, Trio-Tech International Pte. Ltd., established a subsidiary in Chongqing, China.  Trio-Tech (Chongqing) Co. Ltd., has a registered capital of RMB 20,000 (Chinese yuan), or equivalent to approximately U.S. $2,600, and is wholly owned by Trio-Tech International Pte. Ltd.

On August 27, 2007, Trio-Tech (Chongqing) Co. Ltd., entered into a Memorandum Agreement with JiaSheng Property Development Co. Ltd., (“JiaSheng”) to jointly develop a piece of property with 24.91 acres owned by JiaSheng located in Chongqing City, China, which was intended for sale after the completion of development.  Pursuant to the signed agreement, Trio-Tech (Chongqing) Co. Ltd., invested RMB 10,000, equivalent to approximately U.S. $1,465  based on the exchange rate on March 31, 2010  published by the Monetary Authority of Singapore.

On December 17, 2007, Trio-Tech (Chongqing) Co. Ltd., invested an additional RMB 5,000, approximately U.S. $733, to increase the square meters of the buildings specified in the original Memorandum Agreement dated August 27, 2007 by 9,885 square meters, which was approved by the Chinese District Zoning Regulation Bureau. After that additional capital infusion, the equity ratio owned by the Company in that joint venture was 20%.

On January 4, 2008, Trio-Tech (Chongqing) Co. Ltd., entered into a Memorandum Agreement with MaoYe Property Ltd., to purchase an office space of 827.2 square meters on the 35th floor of a 40 story office building located in Chongqing, China.  The total cash purchase price was RMB 5,554 equivalent to approximately U.S. $814 based on the exchange rate as of March 31, 2010 published by the Monetary Authority of Singapore.  Under the terms of the agreement, the Company paid the purchase price in full on January 4, 2008.  The Company rented this property to a third party on July 13, 2008. The term of the rental agreement was five years with an annual rental income of RMB 468, or approximately U.S. $72 for each of the first three years, with an increase of 8% for the fourth and fifth year to RMB 505 or approximately $78 per year. In the three and nine months ended March 31, 2010, this property generated a rental income of U.S. $17 and $51 respectively, compared with $14 and $31 for the three and nine months ended March 31, 2009, respectively.

In the fourth quarter of 2008, the investment of RMB 5,000, approximately U.S. $733 based on the exchange rate as of March 31, 2010 published by the Monetary Authority of Singapore, was returned to the Company, which reduced the investment in this project to $1,465.  After that return of investment, the equity ratio owned by the Company in that joint venture was 15%. The Company also recorded a profit of RMB 750, approximately $103, in investment income in the fourth quarter of 2008.

In October 2008, Trio-Tech (Chongqing) Co. Ltd., received a second return on investment principal of RMB 1,988, or $291, and investment income of RMB 1,312, or $192, from JiaSheng.  The investment income was part of the return on investment based on the investment amount of RMB 10,000, or $1,465.  After the second return of investment, the equity ratio owned by the Company in that joint venture was 13%.

On October 23, 2008, Trio-Tech (Chongqing) Co. Ltd., entered into a Memorandum Agreement with JiaSheng to purchase four units of commercial property and two units of residential property, totaling 1,391.70 square meters, at JiaSheng Jingyun Huafu Project located at No. 17 Puyun Avenue in Chongqing, China. The total purchase price was RMB 7,042, approximately $1,032 based on the exchange rate as of March 31, 2010 published by the Monetary Authority of Singapore.  The Company made cash payment of RMB 3,612, or $529, and offset the remaining purchase price for this commercial and residential property with the investment returns and investment income from the No. B48 property in the BeiPei district of Chongqing City. The Company has not received the title for this property as of the filing date of this Form 10-Q, as the seller is in the process of making the payments of all taxes due so that the documents can be received and the transfer can take place.

On October 23, 2008 Trio-Tech (Chongqing) Co. Ltd., entered into a lease agreement with JiaSheng for the six units purchased from JiaSheng pursuant to the Memorandum Agreement.  The lease provides for a two year term with an annual rental income of RMB 1,392, or approximately $204. The lease started on November 1, 2008 and generated a rental income of $51 and $152 in the three and nine months ended March 31, 2010. The depreciation expenses of the investment property in Chongqing, China were $23 and $46 and the depreciation expenses of its office and office furniture in Chongqing, China were $2 and $4  in the three and nine months ended March 31, 2010, based on the exchange rate as of March 31, 2010published by the Monetary Authority of Singapore.

 In August 2009, Trio-Tech (Chongqing) Co. Ltd., received a notice from JiaSheng that the completion of the project had delayed due to certain reasons.  In addition, the price of the property was adversely affected by the slowing of demand in real estate property in China. JiaSheng decided to slow the project and delay the sale of the property until the price recovered. Even though there has been a slow down in the anticipated sale of the property, the Company continues to believe that their cost basis in the property is less than the market value.  However, the estimated market value is a significant estimate and it could materially change in the short term.  The Company will continue to evaluate these estimates on a quarterly basis.

In the second quarter of 2010, Trio-Tech (Chongqing) Co. Ltd., received a third return on investment principal of RMB 1,988, or $291 based on the exchange rate as of March 31, 2010 published by the Monetary Authority of Singapore, and investment income of RMB 1,312, or $192, from JiaSheng. The investment income was part of the return on investment based on the total investment amount of RMB 10,000, or $1,465.  After the third return of investment, the equity ratio owned by the Company in that joint venture was 10%. In the second quarter of fiscal 2010, Trio-Tech (Chongqing) Co. Ltd., made a payment of RMB 209, or approximately $31, for the tax related with the property purchased on October 23, 2008.

In January 2010, Trio-Tech (Chongqing) Co. Ltd., entered into a Memorandum of Agreement with JiaSheng to extend the agreement entered into on August 27, 2007. The agreement was extended to April 25, 2010 for a consideration of RMB 1,250 or approximately $183 as a return on investment, based on exchange rate on March 31, 2010, published by the Monetary Authority of Singapore.  The agreement has been extended upto October 30, 2010.

In January 2010, Trio-Tech (Chongqing) Co. Ltd., entered in to a Memorandum Agreement with Jiang Huai to purchase eight units of commercial property, totaling 1002.26 square meters, at 32 Bin Jian Road, Zhong County  in Chongqing, China. The total purchase price was RMB 3,600, approximately $527  and was paid using the funds generated from the rental and investment income of Trio-Tech (Chongqing) Co. Ltd., Trio-Tech (Chongqing) Co. Ltd., rented this property to a third party on January 8, 2010. The term of the rental agreement was for a one year renewable term with an annual rental income of RMB 720, or approximately U.S. $105. In the three and nine months ended March 31, 2010, this property generated a rental income of RMB 180, or approximately $26, and  RMB 180, or approximately $26, respectively.

In February 2010, Trio-Tech (Chongqing) Co. Ltd., sold  two residential units purchased from JiaSheng on October 23, 2008 for RMB 602, or approximately $88, which had a book value of RMB 579, or approximately $85.  Trio-Tech (Chongqing) Co. Ltd., realized a gain of RMB 23, or approximately $3, from the sale of this property in the third quarter of 2010.

In March 2010 Trio-Tech (Chongqing) Co. Ltd., entered into a Memorandum agreement with Chongqing Fu Li Real Estate Develpoment Co. Ltd., to purchase two commercial properties totaling 311.99 square meters, at Unit # 5-3, and 5-4 (“office space”) located in Jiang Bei District Chonqing, for the use of Trio-Tech (Chongqing) Co. Ltd., as its office premises, which is currently renting its office premises. The total purchase price committed but not yet paid was RMB 3,678, or approximately $539 based on the exchange rate on March 31, 2010, published by the Monetary Authority of Singapore. A downpayment deposit of RMB100 or approximately $15, was paid on March 19, 2010 towards this commitment, the expected date of   completion is October 2011.

11.	BUSINESS SEGMENTS

The Company has historically operated in three segments; the testing service industry (which performs structural and electronic tests of semiconductor devices), the designing and manufacturing of equipment (which equipment tests the structural integrity of integrated circuits and other products) and distribution of various products from other manufacturers in Singapore and the Southeast.

In June 2007, Trio-Tech International Pte. Ltd., established a subsidiary in Chongqing, China.  As the Company’s investment in the real estate business in Chongqing, China exceeded 10% of the combined assets of all operating segments in the fourth quarter of fiscal 2009, the Company reported its investment in China as a separate Real Estate Segment, to be in compliance with ASC Topic 280, Segment Reporting.

On July 1, 2009, the Company’s 55% owned SHI International Pte. Ltd., subsidiary acquired 100% interest in PT SHI Indonesia, pursuant to the Share Purchase Agreement dated April 7, 2009.  PT SHI Indonesia is an Indonesia–based enterprise providing fabrication of large and complex structures and related services for the offshore oil and gas industries. Beginning on July 1, 2009, the operating results of this subsidiary were included in the condensed consolidated statements of the Company for the three and nine months ended March 31, 2010 and fabrication services are included in the Company’s new segment “Fabrication Services”.

The revenue allocated to individual countries was based on where the customers were located. The allocation of the cost of equipment, the current year investment in new equipment and depreciation expense have been made on the basis of the primary purpose for which the equipment was acquired.

All inter-segment sales were sales from the manufacturing segment to the testing and distribution segments. Total inter-segment sales were $20 and $144 for the  nine months ended March 31, 2010 and 2009, respectively. Corporate assets mainly consisted of cash and prepaid expenses. Corporate expenses mainly consisted of salaries, insurance, professional expenses and directors' fees.

The following segment information is unaudited for the nine months ending March 31, 2010:

Business Segment Information:
	Nine Months		Operating		Depr.
	Ended	Net	(Loss)	Total	And	Capital
	Mar. 31,	Sales	Income	Assets	Amort.	Expenditures
Manufacturing	2010	$14,083	(349)	12,645	162	12
	2009	7,473	(698)	3,011	171	143

Testing Services	2010	8,104	(82)	18,210	1,087	4,908
	2009	7,635	(882)	21,688	1,448	966

Distribution	2010	545	33	142	5	--
	2009	215	31	73	4	7

Real Estate	2010	517	328	3,439	84	558
	2009	344	292	3,015	9	1,030

Fabrication	2010	805	(1,120)	1779	262	863
Services	2009	--	--	--	--	--

Corporate & Unallocated	2010	--	321	72	--	--
	2009	--	130	50	--	--

Total Company	2010	$24,054	(869)	36,287	1,600	6,341
	2009	$15,667	(1,127)	27,837	1,632	2,146

The following segment information is unaudited for the three months ending March 31, 2010:

Business Segment Information:
	Quarter		Operating		Depr.
	Ended	Net	(Loss)	Total	And	Capital
	Mar. 31,	Sales	Income	Assets	Amort.	Expenditures
Manufacturing	2010	$7,384	$233	$12,645	$62	$6
	2009	1,673	(112)	3,011	54	48

Testing Services	2010	2,854	55	18,210	340	624
	2009	1,842	(493)	21,688	499	20

Distribution	2010	243	(3)	142	2	--
	2009	49	(6)	73	2	5

Real Estate	2010	189	121	3,438	33	558
	2009	87	54	3,015	3	--

Fabrication	2010	101	(295)	1778	91	2-
Services	2009	--	--	--	--	--

Corporate & Unallocated	2010	--	95	72	--	--
	2009	--	78	50	--	--

Total Company	2010	$10,771	$206	$36,285	$528	$1,190
	2009	$3,651	$(479)	$27,837	$558	$73

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

The following table provides a summary of the assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2010:

	Basis of Fair Value Measurements

	As of March 31,2010	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2010	Level 1	Level 2	Level 3
Assets
Short-term deposits	$1,748	$1,748	$--	$--
Restricted deposits	$3,580	$3,580	$--	$--
Total assets measured at fair value	$5,328	$5,328	$--	$--

Percentage of total assets	14.7%	14.7%	--	--

As noted above, the fair value of the Company’s term deposits is determined using quoted market prices in active markets. Since the Company’s term deposits are fixed rate deposits, there is an active, readily tradable market value based on quoted prices. The Company based its estimates on such prices (Level 1 pricing) as of March 31, 2010, or the measurement date. Active markets are those in which transactions occur in significant frequency and volume to provide pricing information on an on-going basis. Since valuations are based on quoted prices that are readily and regularly available in an active market, the valuation of these term deposits does not entail a significant degree of judgment.

14.	BANK LOANS PAYABLE

On August 24, 2008, Trio-Tech Malaysia Sdn. Bhd. entered into a new loan agreement with a local bank in Malaysia obtaining a long-term loan of RM 9,650, or approximately $2,817 offered by a financial institution in Malaysia. This non-revolving long-term loan has a term of fifteen years from the first draw down with a fixed interest rate of 5.5% per annum. The purpose of this loan was to purchase a building for a purchase price of RM 12,450 (Malaysian ringgit) or approximately $3,634 (U.S. dollars), for its testing operations. Prior to this purchase, this property was under lease rental by the Company. On August 10, 2009, the Company began to draw down the money on this loan. The building was purchased in the first quarter fiscal 2010.

 Bank loans payable consisted of the following:
	Mar. 31, 2010	June 30, 2009
Note payable denominated in Malaysian Ringgit to a commercial bank for infrastructure investment, maturing in August 2024, bearing interest at the bank’s prime rate (5.5% at March 31, 2010) per annum, with monthly payments of $21 principal plus interest through August 2024, collateralized by the acquired building.	2,852	-

Note payable denominated in Singapore dollars to a commercial bank for expansion plans in Singapore and China, maturing in August 2010, bearing interest at the bank’s prime rate (2.53% to 5.53% and 6.61% at March 31, 2010 and 2009 per annum), with monthly payments of principal plus interest of $124 through June 2010, collateralized by Corporate Guarantee. This note payable is secured by cash deposits of $3,420 as at March 31, 2010, which is reported as non-current assets, restricted term deposits on the consolidated balance sheet.	549	1,503

Current portion	(809)	(1,266)
Long term portion of bank loans payable	$2,592	$237

Future minimum payments as at March 31, 2010 were as follows:

2011	$262
2012	262
2013	262
2014	262
2015	262
Thereafter	1,282

Total obligations and commitments	$2,592

15.	COMMITMENTS & CONTINGENCIES

In March 2010 Trio-Tech (Chongqing) Co. Ltd., entered into a Memorandum Agreement with Chongqing Fu Li Real Estate Development Co. Ltd., to purchase two commercial properties totaling 311.99 square meters, at Unit # 5-3, and 5-4 (“office space”) located in Jiang Bei District Chonqing, for the use of Trio-Tech (Chongqing) Co. Ltd., as its office premises, which is currently renting its office premises. The total purchase price committed but not yet paid was RMB 3,678, or approximately $539 based on the exchange rate on March 31, 2010 published by the Monetary Authority of Singapore. A downpayment deposit of RMB 100, or approximately $15, was paid on March 19, 2010. It is expected that the premises will be ready during October 2011.

Trio-Tech (Malaysia) Sdn Bhd has expansion plans to meet the growing demand of a major customer in Malaysia as the existing facility is inadequate to meet the demands of the customer and in this context there are capital commitments for the purchase of equipment and other related infrastructure costs amounting to RM 5,847 or approximately $1,770. This expansion is expected to be completed by the end of fourth quarter in fiscal 2010.

16.	DISCONTINUED OPERATION AND CORRESPONDING RESTRUCTURING PLAN

The Company’s Shanghai operation, as a component of the Testing segment, suffered continued operating losses in the past three fiscal years and the cash flow was minimal for the past three years.  In January 2010, the Company established a restructuring plan to close the Testing operation in Shanghai, China.  Based on the restructuring plan and in accordance with ASC 205-20, Presentation of Financial Statement Discontinued Operations, the Company presented the operation results from Shanghai as a discontinued operation as the Company believed that no continued cash flow would be generated by the disposed component (Shanghai subsidiary) and that the Company would have no significant continuing involvement in the operation of the discontinued component. In accordance with the restructuring plan, the Company would pay off the outstanding balance of accounts payable of $37 and collect accounts receivable of $23 as much as it could before moving out of Shanghai.

During the process of winding down the Company’s operation in Shanghai, China, the Company incurred general and administrative expenses of approximately $23 and one-time employment termination benefits of approximately $5 (of which $5 was paid in the quarter ended March 2010) for the nine months ended March 31, 2010. The Company anticipates that it may incur additional costs and expenses in winding up the business of the subsidiary through which the China facility was operated.

Under the provision of ASC 830 translation adjustments that result when a foreign entity’s financial statements are translated into a parent company’s or an investor’s reporting currency are separately reported in the parent company’s other comprehensive income.  Foreign currency translation adjustments that are accumulated in other comprehensive income are reclassified to income only when they are realized, if the investment in the foreign entity is sold or is substantially or completely liquidated.  The foreign currency translation adjustments on the balance sheet of the Shanghai, China subsidiary as of  March 31, 2010 was insignificant.

Income from discontinued operations for the nine months and three months ended March 31, 2010 was as follows:

	Nine Months Ended		Three Months Ended
	Mar. 31,	Mar. 31,	Mar. 31,	Mar. 31,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
NET SALES	$13	$47	$--	$14
COST OF SALES	47	138	4	28

GROSS PROFIT	(34)	(91)	(4)	(14)

OPERATING EXPENSES:
General and administrative	28	57	5	9
Impairment loss	--	296	--	--
Total	28	353	5	9
	(62)	(444)	(9)	(23)

OTHER INCOME (EXPENSE)	30	(20)	23	(1)
(LOSS) INCOME FROM DISCONTINUED OPERATION	$(32)	$(464)	$14	$(24)

As the Company does not provide a separate cash flow statement for the discontinued operation, the details of cash flow from the discontinued operation in China is summarized as follows: The impact of this discontinued operation was immaterial because the total revenues for fiscal years June 30, 2009 and 2008 were approximately $54 and $70, respectively.

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

Overview

Founded in 1958, Trio-Tech International primarily provides third-party semiconductor testing and burn-in services primarily through its laboratories in Southeast Asia.  The Company also designs, manufactures and markets equipment and systems, and distributes semiconductor processing and testing equipment manufactured by others.  Trio-Tech International has historically operated in three distinct segments: Testing Services, Manufacturing and Distribution.  In June 2007, Trio-Tech International Pte. Ltd., established a subsidiary Trio-Tech (Chongqing)  Ltd., (“TTCQ”) in Chongqing, China to develop certain real estate projects. As the Company's investment in the real estate business in Chongqing, China exceeded more than 10% of its combined assets of all operating segments in the fourth quarter of fiscal 2009, the Company reported its investment in China as a separate Real Estate Segment to be in compliance and in accordance with the ASC Topic 280 Segments Reporting. In April 2009, Trio-Tech International Pte. Ltd., set up a new entity, SHI International Pte. Ltd., ("SHI"), in which Trio-Tech International Pte. Ltd., holds 55% of the ownership interest. Subsequently SHI acquired 100% interest in PT SHI Indonesia, a company in Batam, Indonesia providing fabrication services to the oil and gas industries. The Company has reported this business as a fifth segment, as the nature of these business activities is different from its other business segments.

Geographically, the Company operates in the U.S., Singapore, Malaysia, Thailand, China and Indonesia.  Its major operation activities are conducted in its Singapore and Malaysia operations.  The Company’s customers for semi-conductor related activities are mainly concentrated in Southeast Asia and they are either semiconductor chip manufacturers or testing facilities that purchase its testing equipment.

Testing

The Company provides third-party semiconductor testing and burn-in services primarily through its laboratories in Southeast Asia.

The Company’s testing operation in Shanghai, China suffered continued operating losses in the past three fiscal years and the cash flow was minimal for the past three years.  In January 2010, the Company closed the testing operation in Shanghai, China.

The Company plans to expand its market share in the semiconductor industry in Malaysia. In the first quarter of 2010, the Malaysian subsidiary acquired the leased property in Malaysia in an effort to assure the prospects of long term support for its customers in Malaysia. The operation also increased its burn-in capacity with an additional investment in equipment. The capital expenditure was approximately $4.9 million in this operation for the nine month ended March 31, 2010. In the nine months ended March 31, 2010, the revenue from its testing segment increased by $469, or 6.1%  to $8,104 compared to $7,635 for the same period of last fiscal year.  The Company’s Suzhou operation is in the process of transforming from a production based operation to an engineering service based operation.

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

Due to the competitive environment in the manufacturing segment, the Company anticipates that the Company will continue to implement its cost reduction plan by outsourcing a portion of its manufacturing process to outside suppliers, such as electrical and mechanical fabrication houses, and seek competitively priced materials.

In the three months ended March 31, 2010, revenue from its manufacturing segment increased by $5,711, or $341.4%  to $7,384 compared to $1,673 for the same period of last fiscal year. This significant increase in revenue was primarily due to an increase of revenue from this segment’s major customer and an increase of approximately $848 in revenue from solar business.

The Company began providing installation and support for solar products in fiscal 2010. The revenue in the solar business depends on the availability of projects and its ability to secure the projects, which is dependant on various factors, such as tender, quotation and obtaining contract, availability of stock from suppliers and other similar factors. Revenue from its solar project based business is not stable as we are new in this business and there is uncertainty.

The Company believes that global spending on semiconductor manufacturing equipment is recovering in 2010 compared to 2009. According to a report from market research firm Isuppli, global spending on semiconductor manufacturing equipment is expected to rise by 46.8% in 2010 compared to 2009, bringing an end to three consecutive years of decline.

Distribution

The Company’s distribution segment operates primarily in Southeast Asia.  This segment markets and supports distribution of its own manufactured equipment in addition to distributing complementary products supplied by other manufacturers that are used by its customers and other semiconductor and electronics manufacturers. Management believes this will help us to reduce its exposure to multiple risks arising from being a mere distributor of manufactured products from others.

Real Estate

The Company’s Real Estate segment, TTCQ, operates in Chongqing China.

In fiscal year 2008, TTCQ jointly developed with JiaSheng Property Development Ltd., (“JiaSheng”) a 24.91 acre piece of property located in Chongqing City, China which is intended for sale after the completion of development.

In fiscal year 2009, TTCQ purchased four units of commercial property and two units of residential property, totaling 1,391.70 square meters, located in Chongqing, China from Jin Yun Hua Fu. The total purchase price was RMB 7,042, equivalent to approximately $1,032 based on the exchange rate as of March 31, 2010 published by the Monetary Authority of Singapore System.  On October 23, 2008, the Company entered into a lease agreement with JiaSheng for the six units purchased from JiaSheng pursuant to the Memorandum Agreement.  The lease provides for a two year term with an annual rental income of RMB 1,392, or approximately $204 based on the exchange rate as of March 31, 2010 published by the Monetary Authority of Singapore. The lease started on November 1, 2008 and generated a rental income of $51 and $102 for the three and nine months ended March 31, 2010, compared with $34 and $34 for the three and nine months ended March 31, 2009, respectively.

In fiscal year 2010, TTCQ purchased eight units of commercial property, totaling 1,002.26 square meters, located in Chongqing, China from Jiang Huai. The total purchase price was RMB 3,600, equivalent to approximately $527 based on the exchange rate as of March 31, 2010 published by the Monetary Authority of Singapore System.  On January 8, 2010, the Company entered into a lease agreement for the eight units purchased from Jiang Huai pursuant to the Memorandum Agreement.  The lease provides for a one year renewable term with an annual rental income of RMB 720, or approximately $105 based on the exchange rate as of March 31, 2010 published by the Monetary Authority of Singapore. The lease started on January 8, 2010 and generated a rental income of $26 for the three and nine months ended March 31, 2010.

In February 2010, TTCQ sold two residential units which were purchased from JiaSheng and realized a profit of RMB 23, or  approximately $3, from the sales,  there were no disposals in the same period in fiscal 2009.

Fabrication  Services

On July 1, 2009, SHI International Pte. Ltd., a 55% owned subsidiary of the Company, consummated the acquisition of a 100% interest in PT SHI Indonesia for the purchase price of $225 pursuant to a Share Purchase Agreement dated April 7, 2009.  PT SHI Indonesia is an Indonesia–based enterprise providing fabrication of large and complex employed to process oil and gas and for temporary storage of the oil prior to transshipment, and related services for the offshore oil and gas industries.  The Comany's objective for acquiring this business was to diversify its business, reduce the risk associated with sole industry focus, and enhance the Company’s future growth opportunities.

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

In the three months ended March 31, 2010, this subsidiary generated revenue of $101, and an operating loss of $295 which includes $91 in depreciation expenses. Management is exploring new business opportunities to optimize the capacity utilization of this facility, which would assist in enabling the segment to be profitable.

Third Quarter Fiscal 2010 Highlights

•	Total revenue increased by $7,120, or 195.0% to $10,771 for the third quarter of fiscal 2010, compared with revenue of $3,651 for the third quarter of fiscal 2009.
•	Manufacturing segment revenue increased by $5,711, or 341.4% to $7,384 for the third quarter of fiscal 2010, compared to $1,673 for the third quarter of fiscal 2009.
•	Testing segment revenue increased by $1,012, or 54.9% to $2,854 for the third quarter of fiscal 2010, compared to $1,842 for the third quarter of fiscal 2009.
•
The fabrication services segment generated revenue of $101 in the third quarter of fiscal 2010 with an operating loss of $295.  As this is the first year of operations for this segment, there is no comparison for the same period last fiscal year.

•	Distribution segment revenue increased by $194, or 395.9% to $243 for the third quarter of fiscal 2010, compared to $49 for the third quarter of fiscal 2009.
•	Real estate segment revenue increase by $102, or 117.2% to $189 for the third quarter of fiscal 2010, compared to $87 for the third quarter of fiscal 2009.
•	Income from operations increased by $685 for the third quarter of fiscal 2010, from a loss of $479 for the third quarter of fiscal 2009 to a profit of $206 for the third quarter of fiscal 2010.
•	Gross profit margin decreased by 3.2% to 19.0% for the third quarter of fiscal 2010 from 22.2% for the third quarter of fiscal 2009.
•	Selling expenses as a percentage of revenue decreased by 0.3% to 1.7% for the third quarter of fiscal 2010 from 2.0% for the third quarter of fiscal 2009.
•	General and administrative expenses as a percentage of revenue decreased by 14.6% from 30.0% for the third quarter of fiscal 2009 to 15.4% in the third quarter of fiscal 2010.
•	Net loss from continuing operations increased by $4, or 2.9% to $142 for the third quarter of fiscal 2010, compared to $138 for the third quarter of fiscal 2009.

Results of Operations and Business Outlook

The following table sets forth its revenue components for the nine and three months ended March 31, 2010 and 2009, respectively.

Revenue Components
	Nine Months Ended March 31,		Three Months Ended March 31,
	2010	2009	2010	2009
Net Sales:
Manufacturing	58.5%	47.7%	68.5%	45.8%
Testing	33.7	48.7	26.5	50.5
Fabrication Services	3.4	--	0.9	--
Distribution	2.3	1.4	2.3	1.3
Real Estate	2.1	2.2	1.8	2.4
Total	100.0%	100.0%	100.0%	100.0%

Net sales for the three months and nine months ended March 31, 2010 were $10,771 and $24,054, respectively an increase of $7,120 and $8,387, respectively, when compared to net sales for the same periods of the prior year. As a percentage, net sales increased by 195.0% and 53.5% for the three and nine months ended March 31, 2010, respectively, when compared to total net sales for the same periods of the prior year.

Net sales into and within China and the Southeast Asia regions and other countries (except sales into and within the United States) increased by $7,126 to $10,587 for the three months ended March 31, 2010, compared with $3,461 for the same period of last fiscal year. The increase was due to an increase in sales in all the segments primarily in manufacturing segment. Net sales into and within the United States were $184 , a decrease of $6, or 3.2%  as compared to $190 in the same quarter of last fiscal year, due to a decrease in market demand for its products in the U.S. market, which management believes is the result of the negative impact of the financial crisis in the United States.

Net sales into and within China and the Southeast Asia regions and other countries (except sales into and within the United States) increased by $8,809 from $14,816 to $23,625 or 59.5%  for the nine months and three months ended March 31, 2010 compared with the same period of last fiscal year. The increase was primarily due to an increase in manufacturing and distribution segment in Singapore and Malaysia operations. Net sales into and within the United States were $42, for the nine months ending March 31, 2010 a decrease of $422,  or 49.6% as compared $851 for  the same period of the prior fiscal year.

Net sales for the period ended March 31, 2010 can be discussed within the five segments as follows:

Manufacturing Segment

Net sales in the manufacturing segment as a percentage of total net sales were 68.5% and 58.5% for the three and nine months ended March 31, 2010, respectively, an increase of 22.7% and 10.8% of total net sales, respectively, when compared to the same periods of the prior year.  The absolute amount of net sales was $7,384 and $14,083 for the three and nine months ended March 31, 2010, respectively, an increase of $5,711 and $6,610, respectively, when compared to the same periods of the prior year. The increase in revenue generated by the manufacturing segment was due to an increase in demand for its products, which the Company believes was because of the increase in market demand for semi-conductor related products in the international market.  In addition, its solar business generated revenue of $848 in the three and nine months ended March 31, 2010, respectively. The venture into the solar projects commenced in fiscal 2008, however the Company began providing installation and support for the solar products in fiscal 2010.  The Company did not generate any revenue from solar related products in the earlier periods.

Testing Services Segment

Net sales in the testing segment as a percentage of total net sales were 26.5% and 33.7% for the three and nine months ended March 31, 2010, respectively, a decrease of 24.0% and decrease of 15.0%  respectively, of total net sales when compared to the same periods of the prior year. The decrease in percentage of revenue generated by the testing segment was due to significant increase in the revenue generated by its manufacturing segment in the nine months ended March 31, 2010.  The absolute amount of net sales in the testing segment increased by $1,012 to $2,854 and by $469 to $8,104 for the three and nine months ended March 31, 2010, respectively, compared to the same periods of fiscal 2009. The increase in revenue generated by the testing segment was primarily due to an increase in production capacity in its Malaysia operation, which enabled us to accept more orders from one of its major customers. Demand for testing services varies from country to country depending on changes taking place in the market and its customers’ forecasts.  Because it is difficult to accurately forecast fluctuations in the market, management believes it is necessary to maintain testing facilities in close proximity to its customers in order to make it convenient for them to send us their newly manufactured parts for testing and to enable us to maintain a share of the market.

Fabrication Services Segment

As a percentage of total net sales, the revenue generated by the fabrication services segment accounted for 0.9% and 3.4% of total net sales for the three and nine months ended March 31, 2010, respectively. The absolute amount of net sales was $101 and $805 for the three and nine months ended March 31, 2010, respectively. This being the first year of operations for this segment, management is exploring new business opportunities to optimize the capacity utilization which would assist in enabling the segment to increase its revenue and turn profitable.

Distribution Segment

Net sales in the distribution segment accounted for 2.3% of total net sales for both three and nine months ended March 31, 2010, an increase of 1.0% and 0.9%  respectively, compared to the same periods in fiscal 2009.  The absolute amount of net sales increased by $194 to $243 and by $330 to $545 for the three and nine months ended March 31, 2010, respectively, compared to the same periods in fiscal 2009.   Product volume for the distribution segment depends on sales activities such as placing orders, queries on products and backlog.  Equipment and electronic component sales are very competitive, as the products are readily available in the market.

Real Estate Segment

The real estate segment accounted for 1.8% and 2.1% of total net sales for the three and nine months ended March 31, 2010, respectively, a decrease of 0.6% and 0.1%  respectively, compared to the same periods in fiscal 2009. The decrease in percentage of revenue generated by the real estate segment was due to significant increase in the revenue generated by its manufacturing segment in the nine months ended March 31, 2010.  The absolute amount of net revenue in the real estate segment increased by $102 to $189 and by $173 to $517 for the three and nine months ended March 31, 2010, respectively, as compared to the same periods in fiscal 2009.   The Company entered into a lease agreement for the six units purchased from JiaSheng pursuant to the Memorandum Agreement on October 23, 2008, hence the rental period in fiscal 2010 was longer than the rental period in fiscal 2009 resulting in an increase in revenue generated by the real estate segment.

On January 8, 2010, TTCQ entered into a lease agreement for the eight units purchased from Jiang Huai on January 5, 2010.  In the three and nine months ended March 31, 2010, this property generated a rental income of RMB 180, or approximately $26.

Uncertainties and Remedies

There are several influencing factors which create uncertainties when forecasting performance, such as the ever-changing nature of technology, specific requirements from the customer, decline in demand for certain types of burn-in devices or equipment and decline in demand for testing services, and other similar factors.  Based on a number of economic indicators, it appears that growth in global economic activity has slowed substantially. At the present time, the rate at which the global economy will slow has become increasingly uncertain. A continued slowing of global economic growth, and, in particular, in the United States, will likely have a negative impact on its growth and results of operations. One factor that influences uncertainty is the highly competitive nature of the semiconductor industry.   Another is that some customers are unable to provide a forecast of the products required in the upcoming weeks; hence it is difficult to plan for the resources needed to meet these customers’ requirements due to short lead time and last minute order confirmation. This will normally result in a lower margin for these products, as it is more expensive to purchase materials in a short time frame.  However, the Company has taken certain actions and formulated certain plans to deal with and to help mitigate these unpredictable factors.  For example, in order to meet manufacturing customers’ demands upon short notice, the Company maintains higher inventories, but continues to work closely with its customers to avoid stock piling.  The Company continues to cut costs by upgrading some of its existing facilities to cater to the changing requirements of customers and by maintaining a lean headcount, while still keeping quality high so as to sell new products at a competitive price. The Company has also been improving customer service from staff by keeping its staff up to date on the newest technology and stressing the importance of understanding and meeting the stringent requirements of its customers.  Finally, the Company is exploring new markets and products, looking for new customers, and upgrading and improving burn-in technology while at the same time searching for improved testing methods of higher technology chips.

There are several influencing factors which create uncertainties when forecasting performance of its real estate segment, such as inflation in China, currency fluctuations and devaluation, changes in Chinese laws, regulations or their interpretation.

Rapid change in the technology for fabrication services influences its ability to forecast performance of its fabrication services segment.

Comparison of the Third Quarter Ended March 31, 2010 (“Q3 2010”) and March 31, 2009 (“Q3 2009”)

The following table sets forth certain consolidated statements of income data as a percentage of net sales for the third quarters of fiscal 2010 and 2009, respectively:

	Three Months Ended March 31,
	2010	2009
Net Sales	100.0%	100.0%
Cost of sales	81.0%	77.8%
Gross Margin	19.0%	22.2%
Operating expenses
General and administrative	15.4%	30.0%
Selling	1.7%	2.0%
Research and development	0.1%	0.3%
Impairment loss	0.0%	2.6%
Gain on disposal of PP&E	0.0%	0.4%
Total operating expenses	17.2%	35.3%
Profit / (Loss) from Operations	1.8%	(13.1%)

Overall Gross Margin

Overall gross margin as a percentage of revenue decreased by 3.2% to 19.0% for the three months ended March 31, 2010, from 22.2% in the third quarter of its last fiscal year primarily due to negative gross margin generated by fabrication service segment and the lower margin in solar related project, which was partially offset by an increase in gross margin from its testing and real estate segment.

In absolute dollar value, gross profits increased by $1,242 to $2,051 for the three months ended March 31, 2010, from $809 for the same period in fiscal 2009, which was due to a significant increase in revenue in the third quarter of 2010, as previously discussed.

Gross profit margin as a percentage of revenue in the manufacturing segment decreased by 8.4% from 23.8% in the third quarter of fiscal 2009 to 15.4% in the third quarter of fiscal 2010. This decrease was mainly due to lower margin of its solar business. As the Company is a new entrant to the solar market, the Company had to lower its prices to be competitive, thus reducing the margins for its manufacturing segment in the aggregate.

Gross profit margin as a percentage of revenue in the testing segment increased from 18.9% for the three months ended March 31, 2009 to 31.9% for the three months ended March 31, 2010.  In terms of dollar amount, gross margin in the testing segment in the third quarter of fiscal 2010 was $909, an increase of $560, compared to $349 in the same period of fiscal 2009.  The increase in the gross margin was primarily due to a decrease in direct labor costs as a result of reduced employee headcount and rental expenses in its Singapore and Malaysia operations, and an increase in higher sales volume with lower overhead costs. Significant portions of its operating costs are fixed in the testing segment, thus as service demands rise and factory utilization increases, the fixed costs are spread over the increased output, which improves profit margin.

Gross profit margin as a percentage of revenue in the distribution segment decreased by 6.9% to 7.4% for the three months ended March 31, 2010, from 14.3% for the three months ended March 31, 2009. In terms of dollar amount, gross margin in the distribution segment in the third quarter of fiscal 2010 was $18, a decrease of $11 compared to $7 in the same period of fiscal 2009. The decrease in the gross margin as a percentage of sales was due to a change in  product mix from the distribution segment which sold more lower margin products in the third quarter of fiscal 2010 compared to the same quarter of fiscal 2009.

Gross profit margin as a percentage of revenue in the real estate segment was 75.7% for the third quarter of fiscal 2010 as compared to 62.1% for the same period in fiscal 2009. Rental revenue was higher in fiscal 2010 due to the premises being rented for the nine month period, however in fiscal 2009 it was rented for a shorter period as JiaSheng property was purchased in October 2008. Hence the revenue in fiscal 2010 was higher which included the higher margin investment income as compared to  2009.

Gross profit margin as a percentage of revenue in the fabrication services segment was negative 151.5% for the three months ended March 31, 2010.  In terms of dollar amount, negative gross margin in the fabrication segment in the third quarter of fiscal 2010 was $153. The cost of sales of this subsidiary mainly consisted of rental expenses of the yard, depreciation expenses and cost of direct labor. As this subsidiary started its operating activities in November 2009 and orders from customers are few, the revenue could not cover the entire fixed cost of the operation, resulting in negative gross margin due to underutilization of the plant capacity.

Operating Expenses

Operating expenses for the third quarter of fiscal 2010 and 2009 were as follows:

	Three Months Ended March 31,
(In Thousands, unaudited)	2010	2009
General and administrative	$1,657	$1,094
Selling	183	73
Research and development	9	10
Impairment loss	--	95
(Gain) on disposal of PP&E	(4)	16
Total	$1,845	$1,288

As a percentage of revenue, operating expenses decreased by 18.2% from 35.3% in the third quarter of fiscal 2009 to 17.1% in the third quarter of 2010 primarily due to an increase in revenue as previously discussed.

As a percentage of revenue, general and administrative expenses decreased by 14.6% to 15.4% in third quarter of fiscal 2010 as compared to the same period in fiscal 2009. In terms of dollar amount, general and administrative expenses increased by $563, or 51.4%  from $1,094 to $1,657 for the three months ended March 31, 2010 compared to the same period of last fiscal year. The increase in general and administrative expenses was mainly due to an increase in general and administrative expenses from PT. SHI Indonesia, which was acquired on July 1, 2009 and an increase in bonus provision in its Singapore manufacturing segment.

As a percentage of sales, selling expenses decreased from 2.0% in the third quarter of fiscal 2009 to 1.7% in the third quarter of fiscal 2010. In terms of dollar amount, selling expenses increased by $110, or 150.7% for the three months ended March 31, 2010, from $73 to $183 compared to the same period of fiscal 2009, mainly due to an increase in warranty expense provision as a result of an increase in sales from the manufacturing segment and an increase in commission expenses because of more commissionable sales in the distribution segment.

In the third quarter of fiscal 2010, research and development expenses remained fairly stable at $9, as compared to $10 in the third quarter of fiscal 2009.

There was no impairment of fixed assets in the third quarter of fiscal 2010. The impairment loss was $95 for the third quarter of fiscal 2009, which was for some testing equipment in its Malaysia operation that was beyond repairable conditions.

The gain on disposal of property, plant and equipment was $4 in the third quarter of fiscal 2010, compared to a loss of $16 for the same period of fiscal year 2009. The company disposed of two residential units purchased on October 23, 2008 and realized a gain of $3 and disposed of certain idle fixed assets at a gain of $1 in the Singapore operation in the third quarter of fiscal 2010. The loss of $16 on disposal of property, plant and equipment for the third quarter of  2009 was related with the disposal of certain idle fixed assets in its Singapore operations.

Income / (Loss) from Operations

Income from operations increased by $685 from a loss of $479 for the three months ended March 31, 2009 to an income of $206 for the three months ended March 31, 2010, mainly due to an increase in revenue, as previously discussed.

Interest Expense

Interest expense for the third quarter fiscal 2010 and 2009 were as follows:

	Three Months Ended March 31,
(In Thousands, unaudited)	2010	2009
Interest expense	$49	$25

Interest expense increased by $24 for the three months ended March 31, 2010 to $49 from $25 for the three months ended March 31, 2009, mainly due to the new loan by its Malaysia operations for the purchase of the factory and office building there. The Company is trying to keep its debt at a minimum in order to save financing costs. The Company's credit rating provides it with ready and adequate access to funds in global markets.  As of March 31, 2010, the Company had an unused line of credit of $5,975.

Other Income

Other income for the third quarters of fiscal 2010 and 2009 were as follows:

	Three Months Ended March 31,
(In Thousands, unaudited)	2010	2009
Other Income	$24	$128

Other income decreased by $104 to $24 for the three months ended March 31, 2010 from $128 in the same quarter of last fiscal year. The decrease was primarily due to an increase in the currency transaction losses. Interest income was grouped under “other income” which decreased by $3 to $16 for the three months ended March 31, 2010, from $13 for the same period in fiscal 2009.

Income Tax

Income tax expenses for the three months ended March 31, 2010 were $78, an increase of $217, compared to an income tax benefit of $139 for the same quarter last fiscal year. The increase in income tax expenses was mainly due to an increase in income from the Singapore operations.

Income/ Loss from Discontinued Operations

Income from discontinued operations increased by $38 to $14 for the three months ended March 31, 2010 from loss of $24 for the same period last fiscal year.  The increase in the income from discontinued operations was primarily due to decrease of $10 in gross loss as compared to the same period last year.

Net Loss

Net loss was $128 in the third quarter of fiscal 2010, a decrease of $34 from $162 for the third quarter of fiscal 2009. The decrease in net loss was mainly due to an increase in revenue, as previously discussed.

Non-controlling Interest

As of March 31, 2010, the Company held a 55% interest in Trio-Tech Malaysia and a 55% interest in SHI International Pte. Ltd., The non-controlling interest for the three months ended March 31, 2010, in the net income of subsidiary, was $245, an increase of $344 compared to the non-controlling interest loss of $99 for the same quarter of fiscal 2009.  The increase in the non-controlling interest in the net income of subsidiary was attributable to the increase in net income generated from the Malaysia testing operation as a result of an increase in revenue as compared to the same period in the prior fiscal year.

Net Loss per Common Shareholder

Net loss per common shareholder for three months ending March 30, 2010 was S$0.04  as compared to $0.05, for the three months ending March 31, 2009. The decrease in loss per shareholder was mainly due to decrease in net loss which resulted from the increase in revenue..

Loss per Share

Basic and diluted loss per share for the three months ended March 31, 2010 decreased by $0.01 to $0.04 from $0.05 per basic and diluted share in the same quarter of the prior fiscal year as a result of a decrease in net loss.

Segment Information

The revenue, gross margin and income from each segment for the third quarter of fiscal 2010 and the third quarter of fiscal 2009, are presented below. As the segment revenue and gross margin for each segment have been discussed in the previous section, only the comparison of income from operations is discussed below.

Manufacturing Segment

The revenue, gross margin and income/loss from operations for the manufacturing segment for the third quarters of fiscal 2010 and 2009 were as follows:

	Three Months Ended March 31,
(In Thousands, unaudited)	2010	2009
Revenue	$7,384	$1,673
Gross margin	15.4%	23.8%
Income (loss) from operations	$233	$(112)

Income from the operations in the manufacturing segment increased by $345 to $233 for the three months ended March 31, 2010 from a loss of $112 in the same quarter of last fiscal year. The increase in operating income was attributable to an increase of $735 in gross profit, which was offset by an increase of $390 in operating expenses. Operating expenses for the manufacturing segment were $901 and $511 for the three months ended March 31, 2010 and 2009, respectively. The increase in operating expenses was mainly due to an increase in selling expense, such as transportation cost as a result of increased sales volume.

Testing Segment

The revenue, gross margin and income/loss from operations for the testing segment for the third quarters of fiscal 2010 and 2009 were as follows:

	Three Months Ended March 31,
(In Thousands, unaudited)	2010	2009
Revenue	$2,854	$1,842
Gross margin	31.8%	18.9%
Income (loss) from operations	55	$(493)

Income from operations in the testing segment in the third quarter of fiscal 2010 was $55, an increase of $548, compared to a loss of $493 in the same quarter of fiscal 2009. The increase in operating income was attributable to an increase of $560 in gross profit, which was offset by an increase of $12  in operating expenses. Operating expenses were $854 and $842 for the three months ended March 31, 2010 and 2009, respectively. The increase in operating expenses was mainly due to a bonus provision of $21 in fiscal 2010, whereas in fiscal 2009 there was no provision of bonus.

Distribution Segment

The revenue, gross margin and loss from operations for the distribution segment for the third quarters of fiscal 2010 and 2009 were as follows:

	Three Months Ended March 31,
(In Thousands, unaudited)	2010	2009
Revenue	$243	$49
Gross margin	7.4%	14.3%
Loss from operations	$(3)	$(6)

Loss from operations in the distribution segment decreased by $3 to $3 for the three months ended March 31, 2010 from $6 for the three months ended March 31, 2009. This decrease was due to a decrease of $11 in gross margin, but offset by an increase of $8 in operating expenses. Operating expenses were $21 and $13 for the three months ended March 31, 2010 and 2009, respectively. The increase in operating expenses in fiscal 2010 was mainly due an increase in commission expenses incurred in the third quarter of fiscal 2010 as the result of an increase in commissionable sales.

Real Estate Segment

The revenue, gross margin and income from operations for the real estate segment for the third quarters of fiscal 2010 and 2009 were as follows:

	Three Months Ended March 31,
(In Thousands, unaudited)	2010	2009
Revenue	$189	$87
Gross margin	75.7%	62.1%
Income from operations	$121	$54

Income from operations in the real estate segment for the three months ended March 31, 2010 and 2009 was $121 and $54, respectively.  The operating expenses were $22 for the three months ended March 31, 2010.The operating expenses for the three months ended March 31, 2010 mainly consisted of depreciation expenses and payroll related expenses.

Fabrication Services

The revenue, gross margin and loss from operations for the fabrication services segment for the third quarters of fiscal 2010 and 2009 were as follows:

	Three Months Ended March 31,
(In Thousands, unaudited)	2010	2009
Revenue	$101	--
Gross margin	(151.5%)	--
Loss from operations	$(295)	--

Loss from operations in the fabrication services segment was $295. Operating expenses were $142 for the three months ended March 31, 2010. This segment started operation on July 1, 2009. As it is still in the development stage, the idle capacity and other fixed costs remain unabsorbed.  Management believes that its gross margin in the fabrication services segment will improve in the future if the Company is able to increase its revenue and increase the utilization of its facilities.

Corporate

The income from operations for corporate for the third quarters of fiscal 2010 and 2009 were as follows:

(In Thousand, unaudited)	Three Months Ended March 31,
	2010	2009
Income from operations	$95	$78

Corporate operating income increased by $17 to $95 for the three months ended March 31, 2010, from $78 in the same period last fiscal year. The increased operating income was mainly due to an increase of $51 in corporate management fees which are based on the percentage of revenue imposed on all the subsidiaries, as a result of increase in revenue from its subsidiaries.  This increase was partially offset by an increase of $14 in stock-based compensation expense and an increase in legal and audit expenses.

Comparison of the Nine Months Ended March 31, 2010 and 2009

The following table sets forth certain consolidated statements of income data as a percentage of net sales for the nine months ended March 31, 2010 and 2009:

	Nine Months Ended March 31,
	2010	2009
Net Sales	100.0%	100.0%
Cost of sales	82.4%	76.1%
Gross Margin	17.6%	23.9%
Operating expenses
General and administrative	19.4%	28.0%
Selling	1.7%	1.8%
Research and development	0.1%	0.2%
Impairment loss	0.0%	2.0%
Gain on disposal of PP&E	0.0%	(1.2%)
Total operating expenses	21.2%	30.8%
Loss from Operations	(3.6%)	(6.9%)

Overall Gross Margin

Overall gross margin as a percentage of revenue decreased by 6.3% to 17.6% for the nine months ended March 31, 2010 from 23.9% in the same of period of last fiscal year primarily due to a decrease in the gross margin in the distribution and fabrication segment.

Gross profit margin as a percentage of revenue in the manufacturing segment decreased by 4.8% to 14.1% for the nine months ended March 31, 2010 from 18.9% in the same period of fiscal 2009.  The decrease in gross margin was mainly due to an increase in the cost of  direct labor as a result of an increase in bonus provision and lower margin solar products sold in third quarter of fiscal 2010. In absolute amounts, gross profits increased by $574 to $1,986 for the nine months ended March 31, 2010 from $1,412 for same period of last fiscal year primarily due to an increase in revenue.

Gross profit margin as a percentage of revenue in the testing segment increased by 3.6% for the nine months ended March 31, 2010, from 25.9% to 29.5% compared to the same period of last fiscal year.  In terms of dollar amount, gross margin in the testing segment for the nine months ended March 31, 2010 was $2,390, an increase of $412, compared to $1,978 in the same period of fiscal 2009. The decrease in gross margin was primarily due to a decrease in price for testing service provided by its Malaysia operation because of high competition in testing business there.

Gross profit margin as a percentage of revenue in the distribution segment decreased by 10.5% to 16.9% for the nine months ended March 31, 2010 from 27.4% for the same period of fiscal 2009.  The decrease in the gross profit as a percentage of sales was due to a decrease in the selling price of its equipment in the market. In terms of dollar amount, gross margin in the distribution segment for the nine months ended March 31, 2010 was $92, an increase of $33, compared to $59 in the same period of fiscal 2009 primarily due to an increase in revenue.

Gross profit margin as a percentage of revenue in the real estate segment was 77.4% for the nine months ended March 31, 2010 as compared to 84.9% in the same period of prior fiscal year. The direct cost related with the rental revenue generated in the real estate segment was mainly depreciation expenses.  The direct cost for the prior year was immaterial.

Gross profit margin as a percentage of revenue in the fabrication services segment was negative 79.9% for the nine months ended March 31, 2010.  This was mainly due to high depreciation expenses on the leased property, which was based on the remaining period of the lease term. The full plant capacity not being utilized due to lack of orders has left the fixed costs un-absorbed and adds to the unfavorable gross margin.

Operating Expenses

Operating expenses for the nine months ended March 31, 2010 and 2009 were as follows:

	Nine Months Ended March 31
(In Thousands, unaudited)	2010	2009
General and administrative	$4,661	$4,385
Selling	410	279
Research and development	29	30
Impairment loss	--	319
Gain on disposal of PP&E	(5)	(138)
Total	$5,095	$4,875

As a percentage of revenue, operating expenses decreased by 9.9% from 31.1% in the nine months ended March 31, 2009 to 21.2% for the same period of 2010 primarily due to an increase in revenue as previously discussed. In terms of dollar amount, operating expenses increased by $220, or 4.5% from $4,875 for the nine months ended March 31, 2009 to $5,095 for the nine months ended March 31, 2010.

As a percentage of revenue, general and administrative expenses decreased by 8.6% to 19.4% in the nine months ended March 31, 2010. In terms of dollar amount general and administrative expenses increased by $276, or 6.3% from $4,385 for the nine months ended March 31, 2009 to $4,661 for the nine months ended March 31, 2010. This increase was primarily due toa reversal of $415 in bonus provision during the nine months ended March 31, 2009, which was offset by a decrease in auditing fees. The Company did not have such reversal in the same period of 2010.

As a percentage of revenue, selling expenses decreased by 0.1% to 1.7% in the nine months ended March 31, 2010. In terms of dollar amount, selling expenses increased by $131, or 47.0% to $410 for the nine months ended March 31, 2010, from $279 for the same period of fiscal 2009, mainly due to an increase in warranty, commission and travel expenses. In addition, the Indonesian operations incurred $13 as compared to nil in fiscal 2009.

For the nine months ended March 31, 2010, research and development expenses remained stable at $29 compared to $30 for the same period of fiscal 2009.

The Company did not have any impairment loss during the nine months ended March 31, 2010. The impairment loss was $319 for the nine months ended March 31, 2009. The impairment loss of $319 consisted of a loss of $224 for certain testing equipment located in its Suzhou operation, and the remaining $95 was for some obsolete testing equipment in its Malaysia operation. Business in the Suzhou operation began to slow down in the fourth quarter of fiscal 2008 and suffered losses since the fourth quarter of fiscal 2007. The Suzhou operation only provided line support, maintenance and training service for one customer.  Based on its best estimate at the time, there would be no future cash flows from certain identified testing equipment utilized in the Suzhou operation. Therefore, the carrying value of such assets was written down to zero and an impairment loss was recorded. Some testing equipment in its Malaysia operation was beyond repair and hence was fully impaired as no future cash flows will be generated.

The gain on disposal of property, plant and equipment was $5 during the nine months ended March 31, 2010 compared to $138 for the same period of fiscal year 2009. The Company disposed of two residential units purchased on October 23, 2008 and realized a gain of $3 and disposed of certain idle fixed assets at a gain of $2 in the Singapore operation for the nine months ended March 31, 2010. The gain of $138 on disposal of property, plant and equipment for the nine months ended March 31, 2009 was related with the disposal of certain idle fixed assets in its Singapore operations.

Loss from Operations

Loss from operations decreased by $258, or 22.9% from $1,127 for the nine months ended March 31, 2009 to $869 for the nine months ended March 31, 2010, mainly due an increase in revenue as previously discussed.

Interest Expense

Interest expense for the nine months ended March 31, 2010 and 2009 were as follows:

	Nine Months Ended March 31,
(In Thousands, unaudited)	2010	2009
Interest expense	$(123)	$(129)

Interest expense decreased by $6 to $123 for the nine months ended March 31, 2010 from $129for same period of fiscal 2009. The decrease was mainly due to a decrease in interest rate in its Singapore operations. The Company is trying to keep its debt at a minimum in order to save financing costs. The Company's credit rating provides it with ready and adequate access to funds in global markets.  As of March 31, 2010, the Company had an unused line of credit of $5,975.

Other Income

Other income for the nine months ended March 31, were as follows:

	Nine Months Ended March 31,
(In Thousands, unaudited)	2010	2009
Other income	$159	$478

Other income decreased by $319 to $159 for the nine months ended March 31, 2010 from $478 in the same period of last fiscal year, primarily due to an increase in the currency transaction losses as compare to a currency transaction gains in fiscal 2009.

Income Tax

Income tax expenses for the nine months ended March 31, 2010 were $50, an increase of $153 compared to an income tax benefit of $103 for the same period of last fiscal year. The increase in income tax expenses was mainly due to a higher income tax expense for the increased profits generated by itsMalaysia operation and Singapore operations for the nine months ended March 31, 2010.

Loss from Discontinued Operations

Loss from discontinued operations decreased by $432 to $32 the nine months ended March 31, 2010 from $464 for the same period last fiscal year.  The decrease in the loss from discontinued operations was mainly contributable to a decrease of $296 in impairment loss as compared to the same period last year.

Net Loss

Net loss was $1,263 for the nine months ended March 2010, a decrease of $44 from $1,307 for the nine months ended March 31, 2009. The decrease in net loss was mainly due to an increase in revenue, but offset by an increase in operating expenses, a decrease in other income and an increase in income tax, as previously discussed.

Non-controlling Interest

As of March 31, 2010, the Company held 55% interest in Trio-Tech Malaysia and 55% interest in SHI Singapore. The non-controlling interest for the nine months ended March 31, 2010, in the net income of subsidiary, was $348, an increase of $180 compared to the non-controlling interest of $168 for the same period in fiscal 2009.  The increase in the non-controlling interest was attributable to the increased net income generated from the Malaysia testing operation due to an increase in market demand from its major customer there, as compared to the same period in prior fiscal year.

Net Loss per Common Shareholder

Net loss per common shareholder for nine months ending March 30, 2010 was S$0.39 as compared to $0.41,  for nine months ending March 31, 2009. The decrease in loss per shareholder was mainly due to decrease in net loss which resulted from the increase in revenue, increase in absolute dollar gross margin and controlled operating expenses.

Loss per Share

Basic and diluted loss per share for the nine months ended March 31, 2010 was $0.39, as compared to $0.41 for the same period of the prior year.

Segment Information

The revenue, gross margin and income (loss) from each segment for the nine months ended March 31, 2010 and 2009 are presented below. The section below discusses only the comparison of income from operations, as the segment revenue and gross margin for each segment has been discussed in the previous section.

Manufacturing Segment

The revenue, gross margin and loss from operations for the manufacturing segment for the nine months ended March 31, 2010 and 2009 were as follows:

	Nine Months Ended March 31,
(In Thousands, unaudited)	2010	2009
Revenue	$14,083	$7,473
Gross margin	14.1%	18.9%
Loss from operations	$(349)	$(698)

Loss from the manufacturing segment decreased by $349 to $349 for the nine months ended March 31, 2010 from $698 in the same period of last fiscal year.  The decrease in operating loss was attributable to an increase in gross profit of $574, but offset by an increase in operating expenses of $225. Operating expenses for the manufacturing segment increased by $225 to $2,339 for the nine months ended March 31, 2010 from $2,114 for the same period in previous fiscal year. The increase in operating expenses was mainly due an increase in selling expenses and transportation cost as a result of an increase in sales volume.

Testing Segment

The revenue, gross margin and loss from operations for the testing segment for the nine months ended March 31, 2010 and 2009 were as follows:

	Nine Months Ended March 31,
(In Thousands, unaudited)	2010	2009
Revenue	$8,104	$7,635
Gross margin	29.5%	25.9%
Loss from operations	$(82)	$(882)

Loss from operations in the testing segment for the nine months ended March 31, 2010 was $82 a decrease of $800 compared to a loss of $882 in the same period of fiscal 2009. The decrease in operating loss was attributable to a decrease in operating expense of $394 and a decrease in gross margin of $412. The operating expenses were $2,469 for the nine months ending March 31, 2010, a decrease of $399 from $2,863for the nine months ended March 31, 2009. The decrease in operating expenses was mainly due to a decrease of $319 in impairment loss and a decrease in payroll and related expenses in its Malaysia operation. The Company undertook several cost control measures in the Malaysia operation in addition to a decrease in its testing service price to help prevent any erosion in profits due to higher competition in that area.

Distribution Segment

The revenue, gross margin and income from operations for the distribution segment for the nine months ended March 31, 2010 and 2009 were as follows:

	Nine Months Ended March 31,
(In Thousands, unaudited)	2010	2009
Revenue	$545	$215
Gross margin	16.9%	27.4%
Income from operations	$33	$31

Income from operations in the distribution segment increased by $2 to $33 for the nine months ended March 31, 2010, from $31 for the nine months ended March 31, 2009. The decrease in operating income was due to increase in operating expenses of $31, but offset by an increase in gross margin of $33. Operating expenses were $59 for the nine months ended March 31, 2010 as compared to $28 for the nine months ended March 31, 2009. The increase in operating expenses was due to an increase in commission expenses incurred in the nine months ended March 31, 2010 as the result of an increase in commissionable sales.

Real Estate Segment

The revenue, gross margin and income from operations for the real estate segment for the nine months ended March 31, 2010 and 2009 were as follow:

	Nine Months Ended March 31,
(In Thousands, unaudited)	2010	2009
Revenue	$517	$344
Gross margin	77.4%	84.9%
Income from operations	$328	$292

Income from operations in the real estate segment increased by $36 to $328 for the nine months ended March 31, 2010, from $292 for the nine months ended March 31, 2009.  The operating expenses were $72 for the nine months ending March 31, 2010. The increase in operating expenses was mainly due to an increase in depreciation expenses and payroll related expenses as a result of additional investment in this segment after March 31, 2009.

Fabrication Services

The revenue, gross margin and loss from operations for the fabrication services segment for the nine months ended March 31, 2010 and 2009 were as follows:

	Nine Months Ended March 31,
(In Thousands, unaudited)	2010	2009
Revenue	$805	--
Gross margin	(79.9%)	--
Loss from operations	$(1,120)	--

Loss from operations in the fabrication services segment was $1,120. Operating expenses were $477 for the nine months ended March 31, 2010. This segment commenced its operation on July 1, 2009. As it is still in the first year of operations and development stage, the segment’s revenues are not adequate to cover fixed and other costs. Management believes that its gross margin in the fabrication services segment will improve in the future if the Company is able to increase its revenue and increase the utilization of its facilities.

Corporate

The income from operations for corporate for the nine months ended March 31, 2010 and 2009 were as follows:

(In Thousand, unaudited)	Nine Months Ended March 31,
	2010	2009
Income from operations	$321	$130

Corporate operating income increased by $191 to $321 for the nine months ended March 31, 2010, from $130 in the same period last fiscal year. The increase in operating income was mainly due to a decrease of $173 in stock option expenses. In fiscal 2009, the Company granted stock options covering an aggregate of 50,000 shares to certain officers and employees pursuant to the 2007 Employee Plan and stock options covering an aggregate of 50,000 shares to its directors pursuant to the 2007 Directors Plan, but granted no options in fiscal 2010 under either plan. The decrease in stock option compensation was partially offset by a decrease in fees paid to corporate for management services. In July 2009, the Company decreased the percentage of corporate management fees based on the revenue of subsidiaries due to an increase in the revenue from its subsidiaries.  The revenue percentage charged on subsidiaries is a reimbursement to the corporate office to cover its operating expenses. Management reviews this percentage periodically to make sure the amount charged is sufficient to cover its corporate expenses.

Financial Condition

During the nine months ended March 31, 2010, total assets increased $8,340 from $27,947 at June 30, 2009 to $36,287 at March 31, 2010. The increase in total assets was primarily due to an increase in accounts receivables in Singapore Malaysia and China operations and an increase in plant, property and equipment due to the purchase of factory and office building in Malaysia operations and capital expenditure in Indonesia operations.

At the end of the third quarter of fiscal 2010, total cash and short-term deposits were $5,359, reflecting a decrease of $2,672 from fiscal year-end 2009. The decrease in cash and short-term deposits was primarily due to capital expenditures in cash of $4,138 mainly in the Malaysia, China and Indonesia operations primarily to add testing equipments for the nine months ended March 31, 2010.

At March 31, 2010, the accounts receivable increased by $5,343 as compared to  June 30, 2009 due primarily to an increase in sales in the third quarter of 2010 as compared to the fourth quarter of fiscal 2009. The rate of turnover of accounts receivables was 76 days at the end of the third quarter of fiscal 2010 compared with 78 days at fiscal year-end 2009. The decrease in accounts receivables turnover was due primarily to improvement in collection in the Singapore operations.

Other receivables at March 31, 2010 were $568,  an increase of $289 from the balance at June 30, 2009, primarily due to payment of goods and services tax at the time of purchases in Singapore operations which is refundable in the fourth quarter.

Inventory at March 31, 2010 was $1,481, an increase of $297, or 25.1%  compared to $1,184 at June 30, 2009. The increase in inventory was mainly from an increase in work-in-process. The increase in inventory was a result of building up inventory to support expected product shipments in the next quarter of fiscal 2010. The turnover of inventory was 20 days at the end of the third quarter of fiscal 2010, as compared to 43 days of the fiscal year-end 2009 primarily due to an increase in revenue from its manufacturing segment in the third quarter of fiscal 2009.

Prepaid expenses and other current assets at March 31, 2010 were $259, an increase of $92 from the balance at June 30, 2009, primarily due to increased prepayments to suppliers in the Singapore distribution operations in the ordinary course of business.

Investments in China increased by $107 from $2,935 at June 30, 2009 to $3,042 at March 31, 2010.  The increase was primarily due to purchase of eight units of commercial property from Jiang Huai as previously discussed. The total purchase price was RMB 3,600, approximately $527 based on the exchange rate as of March 31, 2010 published by the Monetary Authority of Singapore.  This increase was partially offset by a return of investment of RMB 1,988, or approximately $291, and a disposal of two residential units purchased on October 23, 2008with a net book value of RMB 579, or approximately $85.

Property, plant and equipment increased by $4,936, from $6,607 at June 30, 2009 to $11,543 at March 31, 2010. Capital expenditures were $6,341 for the nine months ended March 31, 2010, compared with $2,146 for the same period of fiscal 2009.  The increase in capital expenditure was mainly due to the purchase in first quarter 2010 of the factory and office building in Petaling Jaya, Kuala lumpur, Malaysia for RM 9,625 or approximately $2,824 based on the exchange rate as of March 31, 2010 published by Monetary Authority of Singapore, and machinery equipment and infrastructure development amounting to RM7,175 or approximately $2,061 based on the exchange rate as of March 31, 2010 published by Monetary Authority of Singapore, for the expansion to meet one of its major customers requirements. Prior to this purchase, this property was under lease rental by the Malaysia operations. As this factory building is in close proximity to the facility of one of its major customers, the Company believes that this purchase will enable us to secure testing orders from that customer. PT SHI Indonesia, the newly acquired subsidiary, incurred $863 as its capital expenditure in leasehold improvements and other fixed assets, this being its first year of operations.

Depreciation was approximately $1,600 for the nine months ended March 31, 2010, compared with $1,632 for the nine months ended March 31, 2009. The decrease in depreciation expenses was mainly due to the fact that certain assets had been fully depreciated, resulting in a decrease in depreciation charges to income statement.

Other assets at March 31, 2010 decreased by $626 from $1,326 as at June 30, 2009 to $700 as at March 31, 2010.  The decrease in other assets was primarily due to the purchase of fixed assets in the Malaysia operation and hence the downpayment made in prior quarters for fixed assets was reversed as at March 31, 2010.

Restricted deposit increased mainly due to interest on such deposit being cumulated to the deposit amount and added by foreign exchange fluctuations.

Line of credit increased by $1,213 due to Singapore operations obtaining credit facility from a financial institution for the purpose of financing solar projects and for working capital needs.

Accounts payable increased by $4,114 from $1,025 as at June 30, 2009 to $5,139 as at March 31, 2010 due to increase in trade activities in Singapore, Malaysia and Indonesia operations. The Singapore operations increased by $3,279,  Indonesia operations increased by $457, this being the first year of operations for Indonesia there was no such balances as at June 30, 2009 and Malaysia operations increased its payables by $391. The increase was mainly due to an increase in business in this fiscal period compared to the prior year.

Accrued expenses increased by $580 from $1,769 as at June 30, 2009 to $2,349 as at March 31, 2010. This was mainly due to an increase in the Singapore operations of $422 primarily due to an increase in provision for bonus and purchase accruals, Also, Malaysia operations increased by $107 primarily due to provision for bonus and accruals for service providers, Indonesia operations increased by $34 as this being the first year of operations it was nil as at June 30, 2009.

Liquidity Comparison

Net cash used in operating activities increased by $1,410 to $82 for the nine months ended March 31, 2010 from an inflow of $1,328 in the same period of last fiscal year. The increase in net cash used by operating activities was primarily due to the cash outflow of $5,284 from change in accounts receivable in the nine months ended March 31, 2010, compared with cash inflow of $1,876 for the same period of prior year. However this was offset by cash flow positions from change in accounts payable of $3,818 during the nine months ended March 31, 2010 compared with cash outflow of $2,935 for the same period of last year. Inventory was $1,481 as at  March 31, 2010 which increased the cash out flow for the current period by $423. Movement in impairment loss recorded in the prior period ending March 31, 2009 amounted to $615 and there was no impairment for the current fiscal period end. Stock compensation recorded in the prior period ending March 31, 2009 amounted to $301 and the same was $127 in he fiscal period ending March 31, 2010.

Net cash used in investing activities increased by $6,213 for the nine months ended March 31, 2010 from an inflow of $1,047 for the same period of fiscal 2009 primarily due to an increase in capital expenditure. Capital expenditure in cash increased by $3,031 to $4,138 in the nine months ended March 31, 2010, compared with $1,107 for the same period of the prior fiscal year. The increase in capital expenditure was primarily due to the purchase of factory and office building in its Malaysia operation and capital expenditure in Malaysia and Indonesia operations, as previously discussed. In the prior period there was an inflow of $3,192 from maturing short term deposits as compared to $661 in the current fiscal period.

Net cash provided by financing activities for the nine months ended March 31, 2010 was $2,969, representing an increase of $4,051 compared to net cash outflow of $1,082 during the nine month ended March 31 2009.  The increase was due mainly to an increase of $2,777 from long-term bank loans compared with the same period of last fiscal year. On August 24, 2008, the Company's Malaysia operation obtained a long-term loan of RM 9,625, or approximately $2,940, offered by a financial institution in Malaysia for the purpose of purchasing a building for its testing operations in Petaling Jaya, Kuala lumpur, Malaysia.

The non-cash capital expenditure related to down-payment of fixed assets amounting to $1,347 paid in prior quarters was capitalized in the nine months ended March 31, 2010 as the assets have been acquired.

The Company believes it has the necessary financial resources to meet its projected cash requirements for at least the next twelve months.

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

Noncontrolling Interests in Consolidated Financial Statements — On July 1, 2009, the Company adopted new guidance ASC 810, Consolidation, regarding noncontrolling interests (formerly Statement of Financial Accounting Standards ("SFAS") No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”)) issued by the FASB related to the accounting for noncontrolling interests in consolidated financial statements. This guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance requires that noncontrolling interests in subsidiaries be reported in the equity section of the controlling company’s balance sheet. It also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Revenue Recognition — The Company adopted the following revenue recognition policy for its fabrication service segment which was acquired in the first quarter of fiscal 2010.

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

The Company prepares the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Management periodically evaluates the estimates and judgments made.  Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates as a result of different assumptions or conditions.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.  CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2010, the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective at a reasonable level.

The Company's internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.  There is no assurance that its disclosure controls or its internal controls over financial reporting can prevent all errors.  An internal control system, no matter how well designed and operated, has inherent limitations, including the possibility of human error.  Because of the inherent limitations in a cost-effective control system, misstatements due to error may occur and not be detected.  The Company monitors its disclosure controls and internal controls and make modifications as necessary.  The Company's intent in this regard is that its disclosure controls and its internal controls will improve as systems change and conditions warrant.

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

Item 3.                      Defaults Upon Senior Securities

Not applicable.

Item 4.                      Removed and Reserved.

Item 5.                      Other Information

Not applicable.

Item 6.                      Exhibits

31.1     Rule 13a-14(a) Certification of Principal Executive Officer of Registrant.

31.2Rule 13a-14(a) Certification of Principal Financial Officer of Registrant.

32        Section 1350 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIO-TECH INTERNATIONAL

By: /s/ VICTOR H.M. TING
VICTOR H.M. TING
Vice President and Chief Financial Officer
(Principal Financial Officer)
Dated: May 17, 2010