Form 10-Q/A
period 2009-09-30
TRIO TECH INTERNATIONAL
filed 2010-09-29
CIK 732026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment”) on Form 10-Q/A amends the Quarterly Report of Trio-Tech International (the "Company") on Form 10-Q for the first quarter ended September 30, 2009, as filed with the Securities and Exchange Commission on November 20, 2009 (the "Original Filing"). This Amendment is being filed for the purpose of correcting errors in the condensed consolidated financial statements for the three months ended September 30, 2009.  These errors related to allocation of losses to non-controlling interest as described in Note 12 to the condensed consolidated financial statements.

This Amendment is an amendment and restatement of the Original Report in its entirety in order to provide a complete presentation. Except as stated herein, this Amendment does not reflect events occurring after the date of the filing of the Original Report.

TRIO-TECH INTERNATIONAL
INDEX TO CONSOLIDATED FINANCIAL INFORMATION, OTHER INFORMATION AND SIGNATURE

		Page
Part I.	Financial Information

Item 1.	Financial Statements

	(a) Condensed Consolidated Balance Sheets as of September 30, 2009 (Unaudited) and June 30, 2009	2

	(b) Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months Ended September 30, 2009 (Unaudited) and September 30, 2008 (Unaudited)	3

	(c) Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2009 (Unaudited) and September 30, 2008 (Unaudited)	4

	(d) Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	37

Item 4T.	Controls and Procedures	37

Part II.	Other Information

Item 1.	Legal Proceedings	38

Item 1A.	Risk Factors	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3.	Defaults upon Senior Securities	38

Item 4.	Submission of Matters to a Vote of Security Holders	38

Item 5.	Other Information	38

Item 6.	Exhibits	38

Signatures		39

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	September 30,	June 30,
	2009	2009
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash & cash equivalent	$4,947	$6,037
Short-term deposits	1,365	1,994
Trade accounts receivable, less allowance for doubtful accounts of $41 and $165	6,350	3,981
Other receivables	341	279
Inventories, less allowance for obsolete inventory of $766 and $718	952	1,184
Prepaid expenses and other current assets	303	167
Total current assets	14,258	13,642

INVESTMENT PROPERTY IN CHINA , Net	2,913	2,935
PROPERTY, PLANT AND EQUIPMENT, Net	11,164	6,607
GOODWILL	431	-
OTHER ASSETS	135	1,326
RESTRICTED TERM DEPOSITS	3,540	3,437
TOTAL ASSETS	$32,441	$27,947

LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$2,518	$1,025
Accrued expenses	2,003	1,769
Income taxes payable	211	202
Current portion of bank loans payable	1,459	1,266
Current portion of capital leases	79	78
Total current liabilities:	6,270	4,340

BANK LOANS PAYABLE, net of current portion	2,503	237
CAPITAL LEASES, net of current portion	41	52
DEFERRED TAX LIABILITIES	498	526
OTHER NON-CURRENT LIABILITIES	582	10
TOTAL LIABILITIES	$9,894	$5,165

COMMITMENT AND CONTINGENCIES	-	-
EQUITY
TRIO-TECH INTERNATIONAL’S SHAREHOLDERS' EQUITY:
Common stock; no par value, 15,000,000 shares authorized; 3,227,430 shares issued and outstanding as at September 30, 2009, and June 30, 2009, respectively	$10,365	$10,365
Paid-in capital	1,495	1,446
Accumulated retained earnings	6,437	6,859
Accumulated other comprehensive loss-translation adjustments	1,388	1,194
	19,685	19,864
NONCONTROLLING INTEREST	2,862	2,918
TOTAL EQUITY	$22,547	$22,782
TOTAL LIABILITIES AND EQUITY	$32,441	$27,947

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
	Three Months Ended
	September 30,	September 30,
	2009	2008
	(Unaudited)	(Unaudited)
Revenues
Products	$3,862	$3,132
Testing Services	2,671	3,098
Fabrication Services	504	--
Others	68	14
	7,105	6,244
Costs of Sales
Cost of products sold	3,287	2,667
Cost of testing services rendered	2,084	2,261
Cost of fabrication services rendered	495	--
Others	35	--
	5,901	4,928

Gross Profit	1,204	1,316

Operating Expenses / (Gains) :
General and administrative	1,591	2,015
Selling	132	123
Research and development	10	10
Gain on disposal of property, plant and equipment	(1)	(159)
Total operating expenses	1,732	1,989

Loss from Operations	(528)	(673)

Other Income (Expenses)
Interest expense	(19)	(58)
Other income (expenses)	(3)	201
Total other income (expenses)	(22)	143

Loss Before Income Taxes	(550)	(530)

Income Tax Expenses / (Benefit)	(37)	98
Net Loss before noncontrolling interest	(513)	(628)
Net (loss) income attributable to noncontrolling interest	(91)	91
Net loss attributable to Trio-Tech International	$ (422)	$(719)

Comprehensive Loss
Net loss	$(513)	$(628)
Foreign currency translation adjustment	229	(656)
Comprehensive Loss	$(284)	$(1,284)
Comprehensive (loss)/income attributable to the noncontrolling interest	(56)	105
Comprehensive loss attributable to Trio-Tech International	$ (228)	$(1,389)
Loss per share attributable to Trio-Tech International:
Basic	$(0.13)	$(0.22)
Diluted	$(0.13)	$(0.22)
Weighted Average Shares Outstanding
Basic	3,227	3,227
Diluted	3,227	3,227
See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (IN THOUSANDS)

	Three Months Ended
	September 30,	September 30,
	2009	2008
	(unaudited)	(unaudited)
Cash Flow from Operating Activities
Net loss	$(513)	$(628)
Adjustments to reconcile net loss to net cash flow provided by operating activities
Depreciation and amortization	499	546
Bad debt expense	-	8
Inventory provision	48	195
Interest income on short-term deposits	(21)	(51)
Gain on sale of equipment	(1)	(159)
Stock compensation	49	238
Deferred tax provision	(28)	40
Changes in operating assets and liabilities, net of acquisition effects
Accounts receivables	(2,108)	861
Other receivables	(62)	99
Other assets	(26)	78
Inventories	184	375
Prepaid expenses and other current assets	196	(57)
Accounts payable and accrued liabilities	851	(1,565)
Income tax payable	9	53
Other non-current liabilities	(99)	-
Net cash (used in ) / provided by operating activities	(1,022)	33

Cash Flow from Investing Activities
Proceeds from unrestricted and restricted term deposits	1,921	464
Investments in unrestricted and restricted term deposits	(1,385)	(1,034)
Additions to property, plant and equipment	(3,354)	(659)
Proceeds from sale of equipment	1	161
Acquisition of PT SAS Indonesia, net of cash acquired	225	-
Net cash used in investing activities	(2,592)	(1,068)

Cash Flow from Financing Activities
Repayment of bank loans and capital leases	(273)	(551)
Proceeds from long-term bank loans and capital leases	2,733	-
Proceeds from exercising stock options	-	3
Net cash provided by financing activities	2,460	548
Effect of Changes in Exchange Rate	64	(353)

NET DECREASE IN CASH	(1,090)	(1,936)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,037	6,600
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,947	$4,664
Supplementary Information of Cash Flows
Cash paid during the period for:
Interest	$6	$60
Income taxes	$-	$-

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

Pursuant to the Share Purchase Agreement, the purchase price was approximately $113, consisting of $10 in cash and $103 in a contingent note payables.  In accordance with ASC Top 805, Business Combinations, the Company allocated the purchase price to the tangible assets and liabilities based on their estimated fair values. The fair value assigned to intangible assets acquired was based on estimates and assumptions determined by management.  Management determined that the fair value attributable to non-controlling was nil due to the negative net asset value and the control premium associated with the Company’s majority ownership. Therefore, 100% of the goodwill was allocated to the majority shareholder, the Company. The total purchase price was allocated as follows (in thousands):

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

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted EPS for the years presented herein:

	Three Months Ended
	Sep. 30,		Sep. 30,
	2009		2008
	(Unaudited)		(Unaudited)

Net loss attributed to Trio-Tech International common shareholders	$	(422)	$(719)

Basic loss per share attributed to Trio-Tech International common shareholders	$	(0.13)	$(0.22)

Diluted loss per share attributed to Trio-Tech International common shareholders	$	(0.13)	$(0.22)

Weighted average number of common shares outstanding - basic		3,227	3,227

Dilutive effect of stock options		-	-
Number of shares used to compute earnings per share - diluted		3,227	3,227

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

12.    NONCONTROLLING INTEREST

As of July 1, 2009, the Company implemented ASC Topic 810 which modifies the accounting and disclosure requirements for subsidiaries which are not wholly-owned. In accordance with the provisions of ASC Topic 810, the Company has reclassified the non-controlling interest previously reflected between long-term liabilities and stockholders’ equity and included the amount as a component of stockholders’ equity in the accompanying condensed consolidated balance sheets. Additionally, the Company has presented the net income or net loss attributable to the Company and the non-controlling ownership interests separately in the accompanying condensed consolidated financial statements.

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

First Quarter Fiscal 2010 Highlights

●	Total revenue increased by $861, or 13.8%, to $7,105 for the first quarter of fiscal 2010, compared with revenue of $6,244 for the first quarter of fiscal 2009.
●	Manufacturing segment revenue increased by $669, or 22.0%, to $3,715 for the first quarter of fiscal 2010, compared to $3,046 for the first quarter of fiscal 2009.
●	Testing segment revenue decreased by $427, or 13.8%, to $2,671 for the first quarter of fiscal 2010, compared to $3,098 for the first quarter of fiscal 2009.
●	The new segment, Fabrication Services, generated revenue of $504 in the first quarter of fiscal 2010, with an operating loss of $272 for that quarter.
●	Distribution segment revenue increased by $61, or 70.9%, to $147 for the first quarter of fiscal 2010, compared to $86 for the first quarter of fiscal 2009.
●	Real Estate segment revenue increase by $54, or 385.7%, to $68 for the first quarter of fiscal 2010, compared to $14 for the first quarter of fiscal 2009.
●	Loss from operations decreased by $145 to $528 from $673 for the first quarter of fiscal 2009.
●	Gross profit margins decreased by 4.2% to 16.9% from 21.1% for the first quarter of fiscal 2009.
●	Selling expenses as a percentage of revenue decreased by 0.1% from 2.0% of revenue for the first quarter of fiscal 2009 to 1.9% of revenue for the first quarter of fiscal 2010.
●	General and administrative expenses as a percentage of revenue decreased by 9.9% from 32.3% of revenue for the first quarter of fiscal 2009 to 22.4% of revenue for the first quarter of fiscal 2010.
●	Net loss attributable to Trio-Tech International common shareholders decreased by $297, or 41.3%, to $422, compared to $719 for the first quarter of fiscal 2009.
●	On July 1, 2009, SHI International Pte., LTD., a 55% owned subsidiary of the Company, consumated the aquisition of 100% interest in PT SHI Indonesia.
●
In August 2009, Trio-Tech (Malaysia) Sdn. Bhd. (“TTM”), a 55% owned subsidiary of Trio-Tech International Pte., Ltd., purchased a building for a value of RM 12,957 (Malaysian ringgit) or approximately $3,728 based on the exchange rate on September 30, 2009 published by the Monetary Authority of Singapore (MAS), for its testing operations. Prior to this purchase, this property was rented by the Company. As this factory building is located close to one of our major customers in Malaysia, management believes this purchase will help the Company to secure the testing orders from this customer.

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

Non-controlling Interest

As of September 30, 2009, we held 55% interest in Trio-Tech Malaysia and 55% interest in SHI Singapore. The non-controlling interest for the three months ended September 30, 2009, in the net loss of subsidiary, was $91, an increase in net loss of $182 compared to the non-controlling interest in the net income of $91 for the same quarter of fiscal 2009.  The decrease in the non-controlling interest was attributable to the reduced net income generated from the Malaysia testing operation due to a slow down in market demand from our customers there, and an increase in net loss generated from our subsidiary, SHI Singapore, which was set up in April 2009 after it consolidated the losses from its  subsidiary PT SHI Indonesia.

Net Loss

Net loss attributable to Trio-Tech International was $422 in the first quarter of fiscal 2010, a decrease of $297 from a net loss of $719 for the three months ended September 30, 2008. The improvement in net loss was mainly due to a decrease in operating expenses and an increase in income tax benefits, as previously discussed.

Loss per Share

Basic and diluted loss per share attributable to Trio-Tech International for the three months ended September 30, 2009 decreased by $0.09 to $0.13 from $0.22 per basic and diluted per share in the same quarter of the prior fiscal year as a result of a decrease in net loss.

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
                                                                       Dated: September 29, 2010