Form 10-Q/A
period 2009-12-31
TRIO TECH INTERNATIONAL
filed 2010-09-29
CIK 732026

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

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment”) on Form 10-Q/A amends the Quarterly Report of Trio-Tech International (the "Company") on Form 10-Q for the second quarter ended December 31, 2009, as filed with the Securities and Exchange Commission on February 16, 2010 (the "Original Filing"). This Amendment is being filed for the purpose of correcting errors in the condensed consolidated financial statements for the three and six months ended December 31, 2009.  These errors related to allocation of losses to non-controlling interest as described in Note 12 to the condensed consolidated financial statements.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	December 31,	June 30,
	2009	2009
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash & cash equivalent	$4,699	$6,037
Short-term deposits	1,371	1,994
Trade accounts receivable, less allowance for doubtful	5,919	3,981
accounts of $100 and $165
Other receivables	501	279
Inventories, less allowance for obsolete inventory
of $834 and $718	1,485	1,184
Prepaid expenses and other current assets	195	167
Total current assets	14,170	13,642

INVESTMENT PROPERTY IN CHINA , Net	2,627	2,935
PROPERTY, PLANT AND EQUIPMENT, Net	11,044	6,607
GOODWILL	434	-
OTHER ASSETS	209	1,326
RESTRICTED TERM DEPOSITS	3,570	3,437
TOTAL ASSETS	$32,054	$27,947

LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$2,955	$1,025
Accrued expenses	1,830	1,769
Income taxes payable	191	202
Current portion of bank loans payable	1,132	1,266
Current portion of capital leases	78	78
Total current liabilities	6,186	4,340

BANK LOANS PAYABLE, net of current portion	2,511	237
CAPITAL LEASES, net of current portion	16	52
DEFERRED TAX LIABILITIES	531	526
OTHER NON-CURRENT LIABILITIES	634	10
TOTAL LIABILITIES	$9,878	$5,165

COMMITMENT AND CONTINGENCIES	-	-

EQUITY
TRIO-TECH INTERNATIONAL’S SHAREHOLDERS' EQUITY:
Common stock; no par value, 15,000,000 shares authorized;
3,227,430 shares issued and outstanding as at December 31, 2009, and June 30, 2009, respectively	$10,365	$10,365
Paid-in capital	1,534	1,446
Accumulated retained earnings	6,068	6,859
Accumulated other comprehensive loss-translation adjustments	1,489	1,194
Total Trio-Tech International shareholders' equity	19,456	19,864
NONCONTROLLING INTEREST	2,720	2,918
TOTAL EQUITY	$22,176	$22,782
TOTAL LIABILITIES AND EQUITY	$32,054	$27,947

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
UNAUDITED (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

	Six Months Ended		Three Months Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2009	2008	2009	2008
Revenue
Products	$7,001	$5,966	$3,139	$2,834
Services	5,263	5,826	2,592	2,728
Fabrication Services	704	-	200	-
Others	328	257	260	243
	13,296	12,049	6,191	5,805
Cost of Sales
Cost of products sold	6,071	4,897	2,784	2,230
Cost of services rendered	3,816	4,272	1,731	2,011
Cost of fabrication services rendered	1,193	-	699	--
Others	71	19	36	19
	11,151	9,188	5,250	4,260

Gross Margin	2,145	2,861	941	1,545

Operating Expenses/ (Gains) :
General and administrative	3,028	3,339	1,437	1,324
Selling	227	206	95	83
Research and development	20	20	10	10
Impairment loss	-	520	-	520
(Gain)/loss on disposal of property, plant and equipment	(1)	(154)	-	5

Total operating expenses	3,274	3,931	1,542	1,942

Loss from Operations	(1,129)	(1,070)	(601)	(397)

Other Income (Expenses)
Interest expense	(74)	(104)	(55)	(46)
Other income	143	332	146	131
Total other income	69	228	91	85

Loss Before Income Taxes	(1,060)	(842)	(510)	(312)

Income Tax Expenses (Benefits)	(28)	36	9	(62)

Loss before non-controlling interest	(1,032)	(878)	(519)	(250)
Net (loss) income attributable to non-controlling interest	(241)	267	(150)	176
Net loss attributable to Trio-Tech International	(791)	(1,145)	(369)	(426)

Comprehensive Loss
Net loss	(1,032)	(878)	(519)	(250)
Foreign currency translation adjustment	338	(678)	109	(22)
Comprehensive Loss	(694)	(1,556)	(410)	(272)
Comprehensive (loss)/ income attributable to the non-controlling interest	(198)	267	(142)	162
Comprehensive loss attributable to Trio-Tech International	(496)	(1,823)	(268)	(434)
Loss per share attributable to Trio-Tech International:
Basic and diluted	$(0.25)	$(0.35)	$(0.11)	$(0.13)

Weighted Average Shares Outstanding:
Basic and diluted	3,227	3,227	3,227	3,227

See accompanying notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (IN THOUSANDS)

	Six Months Ended
	December 31,	December 31,
	2009	2008
	(unaudited)	(unaudited)
Cash Flow from Operating Activities
Net loss	$ (1,032)	$ (878)
Adjustments to reconcile net loss to net cash flow provided by operating activities
Depreciation and amortization	1,072	1,103
Bad debt expense	135	12
Inventory provision	116	71
Interest income on short-term deposits	(12)	(40)
Gain on sale of equipment	(1)	(154)
Investment income	-	240
Stock compensation	88	275
Deferred tax provision	5	29
Changes in operating assets and liabilities, net of acquisition effects
Accounts receivables	(1,812)	1,752
Other receivables	(222)	-
Other assets	(155)	7
Inventories	(417)	707
Prepaid expenses and other current assets	304	420
Accounts payable and accrued liabilities	1,115	(3,061)
Income tax payable	(11)	(51)
Other non-current liabilities	(47)	-
Net cash provided by operating activities	(874)	472

Cash Flow from Investing Activities
Proceeds from unrestricted and restricted term deposits, net	514	2,433
Investments in short-term deposits	-	(152)
Proceeds from investment property	291	-
Investment in Chongqing, China	(31)	(529)
Additions to property, plant and equipment	(3,874)	(1,034)
Acquisition of PT SAS Indonesia, net of cash acquired	225	-
Proceeds from sale of equipment	3	178
Net cash provided by (used in) investing activities	(2,872)	896

Cash Flow from Financing Activities
Net borrowings on lines of credit	-	5
Repayment of bank loans and capital leases	(1059)	(972)
Proceeds from long-term bank loans and capital leases	3,112	-
Proceeds from exercising stock options	-	3
Net cash provided by (used in) financing activities	2,053	(964)
Effect of Changes in Exchange Rate	355	(263)

NET (DECREASE) INCREASE IN CASH	(1,338)	141
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,037	6,600
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,699	$6,741
Supplementary Information of Cash Flows
Cash paid during the period for:
Interest	$65	$131
Income taxes	$1	$-

Non-Cash Transactions
Non-cash investment for the investment in Chongqing	-	502
Non-cash capital expenditure	1,272	9

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

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted EPS for the years presented herein:
	Six Months Ended		Three Months Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2009	2008	2009	2008
	Unaudited	Unaudited	Unaudited	Unaudited

Net loss attributable to Trio-Tech International common shareholders	(791)	(1,145)	(369)	(426)

Basic loss per share attributable to Trio-Tech International common shareholders	(0.25)	(0.35)	(0.11)	(0.13)

Diluted loss per share attributable to Trio-Tech International common shareholders	(0.25)	(0.35)	(0.11)	(0.13)

Weighted average number of common shares outstanding - basic	3,227	3,227	3,227	3,227

Dilutive effect of stock options	-	-	-	-
Number of shares used to compute earnings per share - diluted	3,227	3,227	3,227	3,227

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

●	Distribution segment revenue increased by $75, or 93.8%, to $155 for the second quarter of fiscal 2010, compared to $80 for the second quarter of fiscal 2009.
●	Real estate segment revenue increase by $17, or 7.0%, to $260 for the second quarter of fiscal 2010, compared to $243 for the second quarter of fiscal 2009.
●	Loss from operations increased by $204 for the second quarter of fiscal 2010 from $397 for the second quarter of fiscal 2009 to $601 for the second quarter of fiscal 2010.
●	Gross profit margin decreased by 11.4% to 15.2% for the second quarter of fiscal 2010 from 26.6% for the second quarter of fiscal 2009.
●	Selling expenses as a percentage of revenue increased 0.1% to 1.5% for the second quarter of fiscal 2010 from 1.4% for the second quarter of fiscal 2009.

●	General and administrative expenses as a percentage of revenue increased by 0.4% from 22.8% of revenue for the second quarter of fiscal 2009 to 23.2% of revenue for the second quarter of fiscal 2010.
●	Net loss attributable to Trio-Tech International common shareholders increased by $57, or 13.4%, to $369 for the second quarter of fiscal 2010, compared to $426 for the second quarter of fiscal 2009.

Results of Operations and Business Outlook

The following table sets forth our revenue components for the six and three months ended December 31, 2009 and 2008, respectively.

Revenue Components
	Six Months Ended December 31,		Three Months Ended December 31,
	2009	2008	2009	2008
Net Sales:
Manufacturing	50.4%	48.1%	48.2%	47.4%
Testing	39.6%	48.3%	41.9%	47.0%
Fabrication Services	5.3	-	3.2	-
Distribution	2.2%	1.4%	2.5%	1.4%
Real Estate	2.5	2.2	4.2	4.2
Total	100.0%	100.0%	100.0%	100.0%

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

Net sales into and within China and the Southeast Asia regions and other countries (except sales into and within the United States) increased for the three months ended December 31, 2009, compared with $4,734 for the same period of last fiscal year. The increase was primarily due to an increase in sales in the fabrication services segment in Indonesia operations, manufacturing segment and distribution segment in Singapore operations. Net sales into and within the United States were $225, a decrease of $846, or 79.0%, compared to the same quarter last fiscal year, due to a decrease in market demand for our products in the U.S. market, which management believes is the result of the negative impact of the financial crisis in the United States

Net sales into and within China and the Southeast Asia regions and other countries (except sales into and within the United States) increased by $3,548 to $12,376 and by $1,232, or 26.0%, to $5,966 for the six months and three months ended December 31, 2009, compared with the same period of last fiscal year. The increase was primarily due to an increase in sales in the fabrication services segment in our Indonesia operations, manufacturing and distribution segment in Singapore and Malaysia operations. Net sales into and within the United States were $920, and $225 for the six months and three months ended December 31, 2009, respectively, a decrease of $2,301 and $846, respectively, when compared to the same periods of the prior year.

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

Fast change in the technology for fabrication services influences our ability to forecast performance of our fabrication services segment .

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

Non-controlling Interest

As of December 31, 2009, we held a 55% interest in Trio-Tech Malaysia and a 55% interest in. The non-controlling interest for the three months ended December 31, 2009, in the net loss of subsidiary, was $150, an increase in net loss of $ 326 compared to the non-controlling interest in the net income of $176 for the same quarter of fiscal 2009.  The decrease in the non-controlling interest was attributable to the reduced net income generated from the Malaysia testing operation due to a slow down in market demand from our customers there as compared to the same period in the prior fiscal year. The operating loss of $553 generated by SHI Singapore also reduced our non-controlling interest in the net income of subsidiary.

Net Loss

Net loss attributable to Trio-Tech International common shareholders was $ 369 in the second quarter of fiscal 2010, an increase of $ 57  from a net loss of $426 for the second quarter of fiscal 2009. The increase in net loss was mainly due to a decrease in gross margins and an increase in income tax expenses as previously discussed.

Loss per Share

Basic and diluted loss per share attributable to Trio-Tech International common shareholders for the three months ended December 31, 2009 increased by $0. 02 to $0. 11 from $0.13 per basic and diluted per share in the same quarter of the prior fiscal year as a result of an increase in net loss.

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

Non-controlling Interest

As of December 31, 2009, we held 55% interest in Trio-Tech Malaysia and 55% interest in SHI Singapore. The non-controlling interest for the six months ended December 31, 2009, in the net loss of subsidiary, was $ 241 , an increase in net loss of $ 508 compared to the non-controlling interest in the net income of $267 for the same period of fiscal 2009.  The decrease in the non-controlling interest was attributable to the reduced net income generated from the Malaysia testing operation due to a slowdown in market demand from our customers there, as compared to the same period in prior fiscal year.

Net Loss

Net loss attributable to Trio-Tech International common shareholders was $ 791 for the six months ended December 2009, a decrease of $ 354 from $1,145 for the six months ended December 31, 2008. The decrease in net loss was mainly due to a decrease in operating expenses as previously discussed.

Loss per Share

Basic and diluted loss per share attributable to Trio-Tech International common shareholders for the six months ended December 31, 2009 was $0. 25 , a decrease of $0.10 compared to $0.35 for the six months ended December 31, 2008.

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

Liquidity Comparison

Net cash used in operating activities increased by $1,346 to $874 for the six months ended December 31, 2009 from an inflow of $472 in the same period of last fiscal year. The increase in net cash used by operating activities was primarily due to the cash outflow of $2,229 from change in accounts receivable and inventory in the six months ended December 31, 2009, compared with cash inflow of $2,459 for the same period of prior year, but this was offset by cash flow positions from change in accounts payable of $1,115 during the six months ended December 31, 2009, compared with cash outflow of $3,061 for the same period of last year.

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

.ITEM 4T.  CONTROLS AND PROCEDURES

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