Form 10-Q/A
period 2010-03-31
TRIO TECH INTERNATIONAL
filed 2010-09-29
CIK 732026

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

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment”) on Form 10-Q/A amends the Quarterly Report of Trio-Tech International (the "Company") on Form 10-Q for the third quarter ended March 31, 2010, as filed with the Securities and Exchange Commission on May 17, 2010 (the "Original Filing"). This Amendment is being filed for the purpose of correcting errors in the condensed consolidated financial statements for the three and nine months ended March 31, 2010.  These errors related to allocation of losses to non-controlling interest as described in Note 12 to the condensed consolidated financial statements.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

UNAUDITED	March 31, 2010	June 30, 2009
ASSETS
CURRENT ASSETS:
Cash & cash equivalent	$3,611	$6,037
Short-term deposits	1,748	1,994
Trade accounts receivable, less allowance for doubtful accounts of $158 and $165	9,324	3,981
Other receivables	568	279
Inventories, less allowance for obsolete inventory
of $789 and $718	1,481	1,184
Prepaid expenses and other current assets	259	167
Total current assets	16,991	13,642

INVESTMENT PROPERTY IN CHINA , Net	3,042	2,935
PROPERTY, PLANT AND EQUIPMENT, Net	11,543	6,607
GOODWILL	431	-
OTHER ASSETS	700	1,326
RESTRICTED TERM DEPOSITS	3,580	3,437
TOTAL ASSETS	$36,287	$27,947

LIABILITIES
CURRENT LIABILITIES:
Line of credit	$1,213	$--
Accounts payable	5,139	1,025
Accrued expenses	2,349	1,769
Income taxes payable	206	202
Current portion of bank loans payable	809	1,266
Current portion of capital leases	77	78
Total current liabilities	9,793	4,340

BANK LOANS PAYABLE, net of current portion	2,592	237
CAPITAL LEASES, net of current portion	--	52
DEFERRED TAX LIABILITIES	588	526
OTHER NON-CURRENT LIABILITIES	647	10
TOTAL LIABILITIES	$13,620	$5,165

COMMITMENT AND CONTINGENCIES	--	--

EQUITY
TRIO-TECH INTERNATIONAL’S SHAREHOLDERS' EQUITY:
Common stock; no par value, 15,000,000 shares authorized; 3,227,430 shares issued and outstanding as of March 31, 2010 and June 30, 2009	$10,365	$10,365
Paid-in capital	1,573	1,446
Accumulated retained earnings	6,087	6,859
Accumulated other comprehensive loss-translation adjustments	1,693	1,194
Total Trio-Tech International shareholders' equity	19,718	19,864
NONCONTROLLING INTEREST	2,949	2,918
TOTAL EQUITY	$22,667	$22,782
TOTAL LIABILITIES AND EQUITY	$36,287	$27,947
See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
UNAUDITED (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

	Nine Months Ended		Three Months Ended
	Mar. 31,	Mar. 31,	Mar. 31,	Mar. 31,
	2010	2009	2010	2009
Revenue
Products	$14,628	$7,688	$7,627	$1,722
Services	8,104	7,635	2,854	1,842
Fabrication services	805	--	101	--
Others	517	344	189	87
	24,054	15,667	10,771	3,651
Cost of Sales
Cost of products sold	12,546	6,213	6,475	1,316
Cost of services rendered	5,718	5,654	1,945	1,493
Cost of fabrication services rendered	1,447	--	254	--
Others	117	52	46	33
	19,828	11,919	8,720	2,842
Gross Margin	4,226	3,748	2,051	809

Operating Expenses:
General and administrative	4,661	4,385	1,657	1,094
Selling	410	279	183	73
Research and development	29	30	9	10
Impairment loss	--	319	--	95
(Gain)/loss on disposal of property, plant and equipment	(5)	(138)	(4)	16
Total operating expenses	5,095	4,875	1,845	1,288
(Loss) / Income from Operations	(869)	(1,127)	206	(479)

Other Income (Expenses)
Interest expense	(123)	(129)	(49)	(25)
Other income	159	478	24	128
Total other income (expenses)	36	349	(25)	103
(Loss) / Income from Continuing Operations before Income Taxes	(833)	(778)	181	(376)
Income Tax Expenses (Benefits)	50	(103)	78	(139)
(Loss) / Income from Continuing Operations before non-controlling interest	(883)	(675)	103	(237)
Discontinued operations (NOTE 15)
(Loss) / income from discontinued operations	(32)	(464)	14	(24)
Net (loss) / income	(915)	(1,139)	117	(261)
Less: Net (loss)/ income attributable to the noncontrolling interest	(143)	168	98	(99)
Net (loss)/ income attributable to Trio-Tech International	(772)	(1,307)	19	(162)
Amounts attributable to Trio-Tech International common shareholders:
(Loss) / Income from Continuing Operations, net of tax	(740)	(843)	5	(138)
Discontinued operations, net of tax	(32)	(464)	14	(24)
Net (Loss) / income	(772)	(1,307)	19	(162)

Comprehensive (loss) / Income attributable to Trio-Tech common shareholders:

Net (Loss) / Income	(915)	(1,139)	117	(261)

Other Comprehensive loss, net of tax:
Foreign currency translation	673	(1,388)	335	(710)
Total Other Comprehensive income/(loss), net of tax	673	(1,388)	335	(710)
Comprehensive (loss)/income	(242)	(2,527)	452	(971)
Less: Net income/(loss) attributable to the noncontrolling interest	31	4	229	(263)
Net loss/(income) attributable to Trio-Tech International	(273)	(2,531)	223	(708)

Basic income (loss) per share attributable to Trio-Tech International:
Basic income (loss) per share from Continuing operations	(0. 23 )	(0.27)	0.00	(0.04)
Basic income (loss) per share from Discontinuing operations	(0.01)	(0.14)	0.01	(0.01)
Basic income (loss) per share from Net Loss	(0. 24 )	(0.41)	0. 01	(0.05)

Weighted Average Shares Outstanding:
Basic	3,227	3,227	3,227	3,227
Diluted	3,227	3,227	3,227	3,227

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (IN THOUSANDS)
	Nine Months Ended
	March 31,	March 31,
	2010	2009
	(unaudited)	(unaudited)
Cash Flow from Operating Activities
Net loss	$(915)	(1,139)
Adjustments to reconcile net loss to net cash flow provided by operating activities
Depreciation and amortization	1,600	1,632
Bad debt expense	202	114
Inventory provision	71	191
Interest income on short-term deposits	59	(54)
Impairment loss	0	615
Gain on sale of property-continued operations	(5)	(138)
Stock compensation	127	301
Deferred tax provision	62	(84)
Changes in operating assets and liabilities, net of acquisition effects
Accounts receivables	(5,284)	1,876
Other receivables	(289)	--
Other assets	629	(296)
Inventories	(368)	933
Prepaid expenses and other current assets	240	438
Accounts payable and accrued liabilities	3,818	(2,935)
Income tax payable	4	(127)
Other non-current liabilities	(34)	--
Net cash (used in) provided by operating activities	(83)	1,327

Cash Flow from Investing Activities
Proceeds from unrestricted and restricted term deposits, net	661	3,192
Investments in short-term deposits	(393)	(687)
Prepayment from other assets	(1,347)
Proceeds from investment property	379	178
Additional cost of investment	(558)	(529)
Additions to property, plant and equipment	(4,138)	(1,107)
Acquisition of PT SHI Indonesia in Indonesia	225	--
Proceeds from disposal of plant, property and equipment	5	--
Net cash (used in) provided by investing activities	(5,166)	1,047

Cash Flow from Financing Activities
Net borrowings on lines of credit	1,213	--
Repayment of bank loans	(1,021)	(1,085)
Proceeds from long-term bank loans and capital leases	2,438	--
Proceeds from exercising stock options	--	3
Net cash provided by (used in) financing activities	2,630	(1,082)
Effect of Changes in Exchange Rate	192	(1,200)

NET (DECREASE) INCREASE IN CASH	(2,427)	92
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,037	6,600
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,610	6,692
Supplementary Information of Cash Flows
Cash paid during the period for:
Interest	$128	132
Income taxes	$8	--

Non-Cash Transactions
Non-cash investment for the investment in Chongqing	--	501
Capital lease of property, plant and equipment	--	9

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

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted EPS for the years presented herein:

	Nine Months Ended		Three Months Ended
	Mar. 31,	Mar. 31,	Mar. 31,	Mar. 31,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Income/(Loss) from continuing operations, attributable to Trio-Tech International common shareholders	$ (740)	$(843)	$5	$(138)

Income/(Loss) from discontinued operation	$(32)	$(464)	$14	$(24)

Net Income/(loss) attributable to Trio-Tech International common shareholders	$ (772)	$(1,307)	$19	$(162)

Basic Income/(Loss) Per Share attributable to Trio-Tech International common shareholders
Basic income/(loss) per share from continuing operations	$(0. 23)	$(0.27)	$0.00	$(0.04)
Basic income/(loss) per share from discontinued operation	(0.01)	(0.14)	0. 01	(0.01)
Basic income/(loss) per share from net income	$(0. 24)	$(0.41)	$0. 01	$(0.05)

Diluted Income/(Loss) Per Share attributable to Trio-Tech International common shareholders
Diluted income/(loss) per share from continuing operations	$(0. 23)	$(0.27)	$0.00	$(0.04)
Diluted income/(loss) per share from discontinued operation	(0.01)	(0.15)	0.01	(0.01)
Diluted income/(loss) per share from net income	$(0. 24)	$(0.41)	$0.01	$(0.05)
Weighted average number of common shares outstanding – basic	3,227	3,227	3,227	3,227

Number of shares used to compute earnings per share – diluted	3,227	3,227	3,227	3,227

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
•
Net income attributable to Trio-Tech International common shareholders  from continuing operations increased by $143, or 103.6% to $5 for the third quarter of fiscal 2010, compared to a net loss of  $138 for the third quarter of fiscal 2009.

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

Income/ Loss from Discontinued Operations

Income from discontinued operations attributable to Trio-Tech International common shareholders increased by $38 to $14 for the three months ended March 31, 2010 from loss of $24 for the same period last fiscal year.  The increase in the income from discontinued operations was primarily due to decrease of $10 in gross loss as compared to the same period last year.

Net Income

Net income attributable to Trio-Tech International common shareholders was $ 19 in the third quarter of fiscal 2010, an increase of $181 from $162 for the third quarter of fiscal 2009. The increase in net income was mainly due to an increase in revenue, as previously discussed.

Non-controlling Interest

As of March 31, 2010, the Company held a 55% interest in Trio-Tech Malaysia and a 55% interest in SHI International Pte. Ltd., The non-controlling interest for the three months ended March 31, 2010, in the net income of subsidiary, was $ 98 , an increase of $ 197 compared to the non-controlling interest loss of $99 for the same quarter of fiscal 2009.  The increase in the non-controlling interest in the net income of subsidiary was attributable to the increase in net income generated from the Malaysia testing operation as a result of an increase in revenue as compared to the same period in the prior fiscal year.

Income per Share

Basic and diluted income per share attributable to Trio-Tech International common shareholders  for the three months ended March 31, 2010 increased by $0.06 to $0.01 from $0.05 per basic and diluted share in the same quarter of the prior fiscal year as a result of an increase in net income .

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

Loss from Discontinued Operations

Loss from discontinued operations attributable to Trio-Tech International common shareholders decreased by $432 to $32 the nine months ended March 31, 2010 from $464 for the same period last fiscal year.  The decrease in the loss from discontinued operations was mainly contributable to a decrease of $296 in impairment loss as compared to the same period last year.

Net Loss

Net loss attributable to Trio-Tech International common shareholders was $ 772 for the nine months ended March 2010, a decrease of $ 535 from $1,307 for the nine months ended March 31, 2009. The decrease in net loss was mainly due to an increase in revenue, but offset by an increase in operating expenses, a decrease in other income and an increase in income tax, as previously discussed.

Non-controlling Interest

As of March 31, 2010, the Company held 55% interest in Trio-Tech Malaysia and 55% interest in SHI Singapore. The non-controlling interest for the nine months ended March 31, 2010, in the net loss of subsidiary, was $143 , an increase of $311 compared to the net loss in  non-controlling interest of $168 for the same period in fiscal 2009.  The increase in the non-controlling interest was attributable to the increased net income generated from the Malaysia testing operation due to an increase in market demand from its major customer there, as compared to the same period in prior fiscal year.

Loss per Share

Basic and diluted loss per share attributable to Trio-Tech International common shareholders for the nine months ended March 31, 2010 was $0. 24 , as compared to $0.41 for the same period of the prior year.

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

Net cash provided by financing activities for the nine months ended March 31, 2010 was $2,630, representing an increase of $3,712 compared to net cash outflow of $1,082 during the nine month ended March 31 2009.  The increase was due mainly to an increase of $2,438 from long-term bank loans compared with the same period of last fiscal year. On August 24, 2008, the Company's Malaysia operation obtained a long-term loan of RM 9,625, or approximately $2,940, offered by a financial institution in Malaysia for the purpose of purchasing a building for its testing operations in Petaling Jaya, Kuala lumpur, Malaysia.

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