Form 10-K
period 2010-06-30
TRIO TECH INTERNATIONAL
filed 2010-10-01
CIK 732026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___ to ___

Commission File Number 1-14523

TRIO-TECH INTERNATIONAL
(Exact name of Registrant as specified in its Charter)

California	95-2086631
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

16139 Wyandotte Street
Van Nuys, California	91406
(Address of principal executive offices)	(Zip Code)

       Registrant's Telephone Number:  818-787-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	The NYSE Amex

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer (Do not check if a smaller reporting company)	☐	Smaller Reporting Company	☑

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  ☐Yes   ☑No

The aggregate market value of voting stock held by non-affiliates of Registrant, based upon the closing price of $3.23 for shares of the registrant’s Common Stock on December 31, 2009, the last business day of the registrant’s most recently completed second fiscal quarter as reported by the NYSE Amex, was approximately $5.5 million. In calculating such aggregate market value, shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock (including shares with respect to which a holder has the right to acquire beneficial ownership within 60 days) were excluded because such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock outstanding as of September 24, 2010 was 3,229,430.

Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference information from Registrant’s Proxy Statement for its 2010 Annual Meeting of Shareholders to be filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K.

TRIO-TECH INTERNATIONAL

-i-

TRIO-TECH INTERNATIONAL

PART I

ITEM 1 – BUSINESS (IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE AMOUNTS)

Cautionary Statement Regarding Forward-Looking Statements

The discussions of Trio-Tech International’s (the “Company”) business and activities set forth in this Form 10-K and in other past and future reports and announcements by the Company may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and assumptions regarding future activities and results of operations of the Company.  In light of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the following factors, among others, could cause actual results to differ materially from those reflected in any forward-looking statements made by or on behalf of the Company: market acceptance of Company products and services; changing business conditions or technologies and volatility in the semiconductor industry, which could affect demand for the Company’s products and services; the impact of competition; problems with technology; product development schedules; delivery schedules; changes in military or commercial testing specifications which could affect the market for the Company’s products and services; difficulties in profitably integrating acquired businesses, if any, into the Company; risks associated with conducting business internationally and especially in Southeast Asia, including currency fluctuations and devaluation, currency restrictions, local laws and restrictions and possible social, political and economic instability; changes in macroeconomic conditions and credit market conditions; and other economic, financial and regulatory factors beyond the Company’s control. See the discussions elsewhere in this Form 10-K, including under the heading “Certain Risks That May Affect Our Future Results,” for more information. In some cases, you can identify forward-looking statements by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” “believes,” “can impact,” “continue,” or the negative thereof or other comparable terminology.

Unless otherwise required by law, we undertake no obligation to update forward-looking statements to reflect subsequent events, changed circumstances, or the occurrence of unanticipated events. Important factors that could cause or contribute to such material differences include those discussed in “Item 1A. Risk Factors” and such other risks and uncertainties as set forth below in this report or detailed in our other Securities and Exchange Commission (SEC) reports and filings. You are cautioned not to place undue reliance on such forward-looking statements.

General

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

With more than 52 of years dedicated services to the semiconductor and related industries, we primarily provide third-party semiconductor testing and burn-in services primarily through our laboratories in Southeast Asia.  At or from our facilities in California and Southeast Asia, we also design, manufacture and market equipment and systems to be used in the testing and production of semiconductors, and distribute semiconductor processing and testing equipment manufactured by other vendors.

We have historically operated in three distinct segments: Testing Services, Manufacturing and Distribution.  In June 2007, Trio-Tech International Pte. Ltd. established a subsidiary, Trio-Tech (Chongqing) Ltd. (“TTCQ”), in Chongqing, China to invest in certain real estate projects. As our investment in the real estate business in Chongqing, China exceeded more than 10% of our combined assets of all operating segments in the fourth quarter of fiscal 2009, we reported our investment in China as a separate Real Estate Segment to be in compliance and in accordance with the ASC Topic 280 Segments Reporting. In April 2009, Trio-Tech International Pte. Ltd. set up a new entity, SHI International Pte. Ltd. ("SHI"), in which Trio-Tech International Pte. Ltd. holds 55% of the ownership interest. Subsequently, SHI acquired 100% interest in PT SHI Indonesia, a company in Batam, Indonesia providing fabrication services to the oil and gas industries. We have reported this business as a fifth segment, as the nature of these business activities is different from our other business segments.

Geographically, we operate in the U.S., Singapore, Malaysia, Thailand, China and Indonesia.  Our major operation activities are conducted in our Singapore and Malaysia operations.  We operate five testing facilities; one in the United States and four in Southeast Asia.   We operate two manufacturing facilities: one is located in the United States and the other one is in Southeast Asia. Our distribution segment, the real estate segment and fabrication services operate primarily in Southeast Asia. Our major customers are mainly concentrated in Southeast Asia and they are either semiconductor chip manufacturers or testing facilities that purchase testing equipment.

All dollar amounts in this report are based on the exchange rates as of June 30, 2010, published by the Monetary Authority of Singapore. The report contains certain forward looking statements which are based on current expectations and assumptions that are subject to risk and uncertainties. Actual results could differ materially because of various factors, including without limitation changes in the exchange rate between various currencies and United States Dollars.

Company History (5 years)

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
2007
Trio-Tech Singapore achieved ISO 14001, 2004 certification.
Universal (Far East) Pte. Ltd. achieved ISO/IEC 17025, 2005 accreditation under SAC-SINGLAS for the field of Testing.
Trio-Tech (Suzhou) started its testing service.
Trio-Tech Singapore established a subsidiary, Trio-Tech (ChongQing) Co. Ltd. in ChongQing, China.

2008
Trio-Tech (Suzhou) achieved ISO 9001:2000 certification.
Universal (Far East) Pte. Ltd. achieved ISO/IEC 17025:2005 accreditation under SAC-SINGLAS for the field of Calibration and Measurement.
Universal (Far East) Pte. Ltd. achieved ISO 9001:2000 certification.
Trio-Tech Singapore scaled down its facility in Singapore due to the loss of one of its major customers.

2009
Trio-Tech Singapore, Trio-Tech Malaysia, Trio-Tech (Suzhou) and Trio-Tech (Bangkok) were re-certified to ISO 9001-2008 standards.
Trio-Tech Singapore was recertified to ISP 14001:2004 standard.
Trio-Tech Singapore established a subsidiary, SHI International Pte. Ltd. in Singapore.

2010
SHI International Pte. Ltd. acquired 100% interest in PT SHI Indonesia, located in Indonesia.
Trio-Tech Singapore achieved biz SAFE Level 3 workplace safety and health standard.
Trio-Tech Singapore established a subsidiary, Trio-Tech (Tianjin) Co., Ltd. in China.
Trio-Tech (Tianjin) Co., Ltd. achieved ISO 9001-2008 certification.

Recent Developments

In the fourth quarter of 2010 Trio-Tech International Pte. Ltd. registered a new 100% wholly owned subsidiary, Trio-Tech (Tianjin) Co., Ltd. located in the Xiqing Economic Development Area International Industrial Park in Tianjin city, Peoples' Republic of China. This newly set-up subsidiary will provide testing services for one of our major customers.

In the fourth quarter of fiscal 2010, our Malaysia operation commenced its expansion plans to meet the increasing demand from one of our major customer. The expansion was comprised of the purchase of additional plant and equipment and the necessary changes in its infrastructure to accommodate the new plant and equipment.

Industry

The semiconductor industry has experienced periods of rapid growth, but has also experienced downturns, often in connection with, or in anticipation of, maturing product cycles of both semiconductor companies’ and their customers’ products and declines in general economic conditions. As a result of the credit market crisis in 2008 and other macroeconomic challenges affecting the global economy, the global semiconductor industry suffered a sharp downturn in the first half of 2009.  In the second half of 2009, the industry began to recover, driven by customers who had reduced their inventory levels in the face of the economic downturn and government sponsored demand generation programs.

According to the Semiconductor Industry Association (SIA) report on August 30, 2010, global sales of semiconductors grew to $25.2 billion in July 2010, an increase of 1.2% from June 2010 when sales were $24.9 billion, and an increase of 37.0% from July 2009 when sales were $18.4 billion. Year to date sales total $169.2 billion, an increase of 46.7% from the $115.3 billion reported for the first seven months of 2009. All monthly sales numbers represent a three-month moving average. The SIA anticipates that the global sales of semiconductors for 2010 will be in line with its mid-year forecast of 28.4%.

Overall Business Strategies

Our revenue has increased significantly from fiscal year 2009 to 2010, from approximately $19,995 for fiscal year 2009 to $36,928 for fiscal year 2010, representing an increase rate of approximately 84.7%.  Our core business, testing, manufacturing and distribution, accounted for 95.7% and 97.9% of our revenue for fiscal year 2010 and fiscal year 2009, respectively. To reduce our risk associated with single business activity and concentration of customers, we intend to continue growing our core businesses while diversifying our business scope.

We have established a set of key strategic goals for our business. Included among these are specific targets for growth in net sales and operating profit as a percentage of net sales. Our strategic plan assumes growth targets will be achieved by pursuing and winning new business in the following areas:

• Primary markets – Capturing additional market share within our primary markets by offering superior products and services to address the needs of our major customers.

• Focus on growing markets – Expanding our geographic reach in areas of the world with significant growth potential.

• New markets –Developing new products and technologies that serve wholly new markets.

• Pursue complementary strategic relationships- Complementary acquisitions or similar arrangements can expand our markets and strengthen our competitive position. As part of our growth strategy, the Company continues to selectively assess opportunities to develop strategic relationships, including acquisitions, investments and joint development projects with key partners and other businesses.

Products / Services

Testing Services

We use our own proprietary equipment for certain burn-in, centrifugal and leak tests, and commercially available equipment for various other environmental tests. We conduct the majority of our testing operations in Southeast Asia with facilities in Singapore, Malaysia, Thailand and China.  Most of the facilities in Southeast Asia are either ISO9001 or ISO14001 certified. In 2009, Trio-Tech International Pte. Ltd. Singapore,  Trio-Tech Malaysia, Trio-Tech (Suzhou) and Trio-Tech (Bangkok) were re-certified and in 2010, Trio-Tech (Tianjin) was certified to ISO 9001-2008 standards.
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

Our laboratories perform a variety of tests, including stabilization bake, thermal shock, temperature cycling, mechanical shock, constant acceleration, gross and fine leak tests, electrical testing, microprocessor equipment contract cleaning services, static and dynamic burn-in tests, reliability lab services and vibration testing.  Our laboratories also perform qualification testing, consisting of intense tests conducted on small samples of output from manufacturers who require qualification of their processes and devices.

Manufactured Products

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

Back-End Products

Autoclaves and HAST (Highly Accelerated Stress Test) Equipment

The Company manufactures a range of autoclaves and HAST systems and specialized test fixtures.  Autoclaves provide pressurized, saturated vapor (100% relative humidity) test environments for fast and easy monitoring of integrated circuit manufacturing processes. HAST provides a fast and cost-effective alternative to conventional non-pressurized temperature and humidity testing.

Burn-in Equipment and Boards

The Company manufactures burn-in systems, burn-in boards and burn-in board test systems.  Burn-in equipment is used to subject semiconductor devices to elevated temperatures while testing them electrically to identify early product failures and to assure long-term reliability. Burn-in boards are used to mount devices during high temperature environmental stressing tests.

While providing integrated burn-in solutions, the Company presents total burn-in automation solutions to improve products’ yield, reduce processing downtime and improve efficiency.  In addition, the Company develops cooling solution, which is used to cool or maintain the temperature of high power heat dissipation semiconductor devices.

Component Centrifuges and Leak Detection Equipment

Component centrifuges and leak detection equipment are used to test the mechanical integrity of ceramic and other hermetically sealed semiconductor devices and electronic parts for high reliability and aerospace applications.   Leak detection equipment is designed to detect leaks in hermetic packaging.  The bubble tester is used for gross leak detection.  A visual bubble trail will indicate when a device is defective.

Distribution Activities

Our Singapore subsidiary continues to develop its international distribution activities in Southeast Asia.  In addition to marketing its own proprietary products, the Singapore subsidiary distributes products that complement other manufacturers based in the United States, Europe, Japan and other countries.  The products sold include environmental chambers, handlers, interface systems, vibration systems, and shaker systems, solder ability testers and other manufactured products.

Real Estate Segment

Our real estate segment generates investment revenue and rental revenue from real estate we purchased in Chongqing, China.

Fabrication Services

On July 1, 2009, SHI International Pte. Ltd., a 55% owned subsidiary of the Company, consummated the acquisition of a 100% interest in PT SHI Indonesia pursuant to a Share Purchase Agreement dated April 7, 2009.  PT SHI Indonesia is an Indonesia–based enterprise providing fabrication of large and complex structures employed to process oil and gas and for temporary storage of the oil prior to transshipment, and related services for the offshore oil and gas industries. The Company’s objective of acquiring this business was to diversify its business, reduce the risk associated with sole industry focus, and enhance the Company’s future growth opportunities.

Indonesia is one of the largest oil and gas producers in Southeast Asia, as well as a major exporter of liquefied natural gas in Asia. Indonesia is expected to have sufficient oil and gas reserves available for exploration and production for several years to come.  As such, management is of the view that Indonesia will offer great potential for growth in demand for equipment and machinery for the oil and gas industries. Management believes that the demand for oil and gas has been increasing steadily for the past few years, thereby generating an increase in investments in the oil and gas industries to discover and explore new production locations to meet such demand. Management believes that this may lead to an increase in capital spending for oil and gas exploration and development, as well as capital spending on technology advances to improve the success rate in oil and gas discovery at lower costs.  In addition, as offshore oil and gas exploration moves into more challenging deep waters and locations where infrastructure is lacking, larger and more complex equipment may be needed to support the production facility.

Product Research and Development

We focus our research and development activities on improving and enhancing both product design and process technology. We conduct product and system research and development activities for our products in the United States. As there was very little operating activity in our U.S. operation, our research and development expenses were only $39 for fiscal year 2010 and fiscal year 2009, respectively.

Marketing, Distribution and Services

We market our products and services worldwide, directly and through independent sales representatives and our own marketing sales team. We have approximately seven independent sales representatives operating in the United States and another eighteen in various foreign countries. Of the twenty-five sales representatives, seven are representing the distribution segment and eighteen are representing the testing segment and the manufacturing segment for various products and service produced and provided from our facilities in different locations.

Independent testing laboratories, users, assemblers and manufacturers of semiconductor devices, including many large, well-known corporations, purchase our products and services.  Our ability to maintain close, satisfactory relationships with our customers is essential for our stability and growth.  However, because of a high concentration of customers, the loss, reduction, or delay of orders placed by our significant customers, or delays in collecting accounts receivable from our significant customers, could adversely affect our results of operations and financial position.

In fiscal 2010 and 2009, combined sales of equipment and services to our three largest customers accounted for approximately 72.0% and 60.9%, respectively, of our total net revenue.  During fiscal 2010, the Company had sales of $23,349 (63.2%) to Customer A. During fiscal 2009, we had sales of $8,664 (51.2%) to Customer A..  Although the top customer mentioned above is a U.S. company, the revenue generated from them was from their facilities located outside of the U.S.  The majority of our sales and services in fiscal years 2010 and 2009 were to customers outside of the United States.  For information relating to profit and loss and total assets for each of our segments, see Note 21 - Business segments of our consolidated financial statements included in this Form 10-K.

Backlog

The following table sets forth the Company's backlog at the dates indicated (amounts in thousands):

	June 30,	June 30,
	2010	2009

Manufacturing backlog	$7,181	$1,194
Testing service backlog	618	345
Distribution backlog	199	75
Real estate backlog	--	--
Fabrication services backlog	9	--
	$8,007	$1,614

Based upon our past experience, we do not anticipate any significant cancellations or re-negotiation of sales.  The purchase orders for the manufacturing, testing and distribution businesses generally require delivery within 12 months from the date of the purchase order and certain costs are incurred before delivery. In the event of a cancellation of a confirmed purchase order, we require our customers to reimburse us for all costs incurred. We do not anticipate any difficulties in meeting delivery schedules.

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

Competition

Our ability to compete depends on our ability to develop, introduce and sell new products or enhanced versions of existing products on a timely basis and at competitive prices, while reducing our costs.

There are numerous testing laboratories in the areas where we operate that perform a range of testing services similar to those offered.  However, due to recent severe competition in the Southeast Asia testing and burn-in services industry there has been a reduction in the total number of competitors.  The existence of competing laboratories and the purchase of testing equipment by semiconductor manufacturers and users are potential threats to our future testing services revenue and earnings.  Although these laboratories and new competitors may challenge us at any time, we believe that other factors, including reputation, long service history and strong customer relationships, are instrumental in determining our position in the market.

The distribution segment sells a wide range of equipment to be used for testing products.  As the semiconductor equipment industry is highly competitive, we offer a one-stop service alternative to customers by complementing our products with design consultancy and other value-added services.

We believe that the principal competitive factors in the manufacturing industry include product performance, reliability, service and technical support, product improvements, price, established relationships with customers and product familiarity. We make every effort to compete favorably with respect to each of these factors.  Although we have competitors for our various products, we believe that our products compete favorably with respect to each of the above factors. We have been in business for more than 52 years and have operation facilities mostly located in Southeast Asia.  We believe that those factors combined have helped us to establish and consolidate long-term relationships with customers and will allow us to continue doing business with our existing customers upon their relocation to other regions where we have a local presence or are able to reach.

Patents

The manufacturing segment holds a United States patent granted in 1994 on certain aspects of its Artic temperature test systems.  In 2001, we registered a new United States patent (for 21 years) for several aspects of a new range of Artic Temperature Controlled Chucks.  As these patents are not significant for our manufacturing segment due to the change in our products portfolio, the capitalized cost of the patents was written off in fiscal 2002 because of the impairment assessed by our management.  In fiscal 2010 and 2009, we did not register any patents within the U.S.

It is typical in the semiconductor industry to receive notices from time to time alleging infringement of patents or other intellectual property rights of others.  We do not believe that we infringe on the intellectual property rights of any others.  However, should any claims be brought against us, the cost of litigating such claims and any damages could materially and adversely affect our business, financial condition, and results of operations.

Employees

As of June 30, 2010, we had approximately 418 employees. Geographically, approximately 8 full time employees were located in the United States and approximately 410 full time employees in Southeast Asia.  None of our employees are represented by a labor union.

There were approximately 93 employees in the manufacturing segment, 255 employees in the testing segment, 25 employees in the fabrication services segment, 3 employees in the real estate segment and 42 in general administration, logistics and others.

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

Our operating results are affected by a variety of factors.

There are a wide variety of factors that could materially affect our operating results, revenue and profitability or lead to significant variances in quarterly or annual operating results.  These factors include, among others, components relating to:

•	change in economic and market conditions in the semiconductor industry and oil and gas industries;
•	loss of key personnel or the shortage of available skilled employees;
•	changes in technology in the semiconductor industry, which could affect demand for our products and services;

•	changes in operating , manufacturing, testing and other processes;
•	other technological, economic, financial and regulatory factors beyond our control;
•	the impact of competition;
•	currency fluctuations;
•	the devaluation of local currencies;
•	market acceptance of our products and services;
•	the lack of long-term purchase or supply agreements with customers and vendors;
•	changes in military or commercial testing specifications, which could affect the market for our products and services;
•	difficulties in profitably integrating acquired businesses, if any, into the Company;
•	labor issues;
•	political instability, international political or economic events;
•	changes in tax laws, tariffs and freight rates;
•	import and export controls; and
•	the impact of natural disasters on local infrastructures.

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

Concentration of Customers

In fiscal 2010 and 2009, sales of equipment and services to our top three customers accounted for approximately 72.0% and 60.9%, respectively, of our total net revenue.  These customers depend on the current and anticipated market demand for integrated circuits and products utilizing semiconductor devices.  Our ability to maintain close, satisfactory relationships with our customers is essential to our stability and growth.  However, due to a high concentration of customers, the loss, reduction, or delay of orders placed by our significant customers, or delays in collecting accounts receivable from our significant customers, could adversely affect our results of operations and financial positions.

The Company’s dependence on international sales involves significant risk.

Sales and services to customers outside the United States accounted for approximately 94.5% and 90.7% of our sales for fiscal 2010 and 2009, respectively.  We expect that our non-U.S. sales and services will continue to generate the majority of our future revenue.  Testing services in Southeast Asia were performed primarily for American companies, and to a lesser extent European companies, selling products and doing business in those regions.  International business operations may be adversely affected by many factors, including fluctuations in exchange rates, imposition of government controls, trade restrictions, political, economic and business events and social and cultural differences.

Unfavorable economic and market conditions, domestically and internationally, may adversely affect our business, financial condition, results of operations and cash flows.

We have significant customer sales both in the U.S. and internationally. We are also reliant upon suppliers and distributors in the U.S. and internationally. We are therefore susceptible to adverse U.S. and international economic and market conditions, including the challenging economic conditions that have prevailed and continue to prevail in the U.S. and worldwide. The past turmoil in the financial markets has resulted in dramatically higher borrowing costs that have made it more difficult (in some cases, prohibitively so) for many companies to obtain credit and fund their working capital obligations. If any of our customers, distributors or suppliers experience serious financial difficulties or cease operations, our business will be adversely affected. In addition, the adverse impact of the credit crisis on consumers is expected to cause consumers to reduce their spending, which will adversely impact demand for consumer products such as certain end products in which our chips are embedded. In addition, prices of certain commodities, including oil, metals, grains and other food products, are volatile and are subject to fluctuations arising from changes in domestic and international supply and demand, labor costs, competition, market speculation, government regulations and periodic delays in delivery. High or volatile commodity prices increase the cost of doing business and adversely affect consumers’ discretionary spending. As a result of the difficulty that businesses (including our customers) may have in obtaining credit, the increasing and/or volatile costs of commodities and the decreased consumer spending that is the likely result of the credit market crisis and commodities’ price volatility, continued global economic and market turmoil are likely to have an adverse impact on our business, financial condition, results of operations and cash flows.

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

We do not rely on patents to protect our products or technology.

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

The semiconductor industry affects our business.

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

Our operating results have been adversely affected by past downturns and slowdowns.  There is no assurance that there will not be downturns or slowdowns in the future that may adversely affect our financial condition or operating results.  In addition, if one or more of our primary customers reduces their purchases or use of our products or testing services, our financial results could be materially and adversely affected.  We anticipate that it will continue to be primarily dependent on the semiconductor industry for the foreseeable future.

Rapid technological changes may make our products obsolete or result in decreased prices or increased expenses.

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

Our business, financial condition and results may be seriously harmed if we fail to compete successfully in our highly competitive industry and markets.

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

There are numerous testing laboratories in the areas where we operate that perform a range of testing services similar to those offered by us.  However, recent severe competition in the Southeast Asia testing and burn-in services industry has reduced the total number of our competitors.  As we have sold and anticipate continuing to sell our products to competing laboratories, and other test products are available from many other manufacturers, our competitors are able to offer the same testing capabilities.  The relevant testing equipment is also available to semiconductor manufacturers and users who might otherwise use third party testing laboratories, including us, to perform testing.  The existence of competing laboratories and the purchase of testing equipment by semiconductor manufacturers and users are potential threats to our future testing services revenue and earnings.  Although these laboratories and new competitors may challenge us at any time, we believe that other factors, including reputation, long service history and strong customer relationships, are more important than pricing in determining our position in the market.

Our ability to compete successfully in the rapidly evolving semiconductor industry depends on many factors, including:

•	Our success in developing and marketing new products, software platforms and manufacturing technologies and bringing them to market on a timely basis;
•	The quality and price of our products;
•	The diversity of our product lines;
•	The cost effectiveness of design, development, manufacturing, support and marketing efforts, especially as compared to our competitors;
•	Our customer service and customer satisfaction;
•	Our ability to successfully execute our flexible manufacturing initiative;

•	The pace at which customers incorporate our products into their systems;
•	The number, strength and nature of our competitors, the markets they target and the rate of their technological advances;
•	General economic conditions; and
•	Our access to and the availability of working capital.

Although we believe we currently compete effectively in the above areas to the extent they are within our control, given the pace of change in the industry, our current abilities are not guarantees of future success. If we are unable to compete successfully in this environment, our business, financial conditions and result of operations will be seriously harmed.

Our results may be affected by interest rate fluctuations.

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

The interest rates on our loans and lines of credit range from 2.53% to 5.75% per annum.  As of June 30, 2010, the outstanding aggregate principal balance on these loans and lines of credit was approximately $5,576. These interest rates are subject to change and we cannot predict an increase or decrease in rates, if any. However, an increase in interest rates could have an adverse effect on our financial results.

We may incur losses due to foreign currency fluctuations.

Significant portions of our revenue are denominated in Singapore dollars, Malaysian ringgit, Thai baht, Chinese yuan, Indonesian rupiah and other currencies. Consequently, a portion of our costs, revenue and operating margins may be affected by fluctuations in exchange rates, primarily between the U.S. dollar and such foreign currencies.  We are also affected by fluctuations in exchange rates because our reporting currency is the U.S. dollar whereas the functional currencies in our Southeast Asia operations are non-U.S. dollars. Foreign currency translation adjustments resulted in an increase of $734 to shareholders’ equity for fiscal 2010 and a decrease of $866 to shareholders’ equity for fiscal 2009.

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

We do not have contracts with key suppliers.

We have no written contracts with any of our suppliers.  Our suppliers may terminate their relationships with us at any time without notice.  There can be no assurance that we will be able to find satisfactory replacement suppliers or that new suppliers will not be more expensive than the current suppliers if any of our suppliers were to terminate their relationship with us.

We are highly dependent on key personnel.

Our success has depended, and to a large extent will depend, on the continued services of S. W. Yong, our Chief Executive Officer and President, Victor H. M. Ting, our Vice President and Chief Financial Officer, our other key senior executives, and engineering, marketing, sales, production and other personnel.  We do not have an employment agreement with Mr. Yong or Mr. Ting, but we are the beneficiary of “key man” life insurance in the amount of $6 million on Mr. Yong and $1.5 million on Mr. Ting.  The loss of these key personnel, who would be difficult to replace, could harm our business and operating results.  Competition for management in our industry is intense and we may be unsuccessful in attracting and retaining the executive management and other key personnel that we require.

We may not pay cash dividends in the future.

We did not declare dividends for fiscal 2009.  Based on the results from fiscal 2010, we do not anticipate paying a cash dividend with respect to fiscal 2010.  There is no assurance that we will, or that we will be able to, pay any cash dividends on our Common Stock in the future.  The Company anticipates that future earnings, if any, will be retained for use in the business or for other corporate purposes. Additionally, California law prohibits the payment of dividends if the Company does not have sufficient retained earnings or cannot meet certain asset to liability ratios.

Acquisition and integration of new businesses could disrupt our ongoing business, distract management and employees, increase our expenses or adversely affect our business.

A portion of any future growth may be accomplished through the acquisition of other entities.  The success of those acquisitions will depend, in part, on our ability to integrate the acquired personnel, operations, products, services and technologies into our organization, to retain and motivate key personnel of the acquired entities and to retain the customers of those entities.  The Company may not be able to identify suitable acquisition opportunities, obtain financing on acceptable terms to bring the acquisition to fruition or to integrate such personnel, operations, products or services.  The process of identifying and closing acquisition opportunities and integrating acquisitions into our operations may distract our management and employees, disrupt our ongoing business, increase our expenses and materially and adversely affect our operations.  The Company may also be subject to certain other risks if we acquire other entities, such as the assumption of additional liabilities.  The Company may issue additional equity securities or incur debt to pay for future acquisitions.

The market price for our Common Stock is subject to fluctuation.

The trading price of our Common Stock has from time to time fluctuated widely and will likely continue to be volatile due to various factors, some of which are beyond our control, including, but not limited to:

•	quarterly variations in our results of operations or those of our competitors;
•	announcements by us or our competitors of acquisitions, new products, significant contracts, commercial relationships or capital commitments;
•	the perceptions of general market conditions in the semiconductor industry, real estate industry, oil and gas industries and global market conditions;
•	our ability to develop and market new and enhanced products on a timely basis;
•	any major change in our board or management;
•	changes in governmental regulations or in the status of our regulatory compliance;
•	recommendations by securities analysts or changes in earnings of our competitors;
•	announcements about our earnings or the earnings of our competitors that are not in line with analysts’ expectations;
•	the volume of short sales, hedging and other derivative transactions on shares of our Common Stock;
•	economic conditions and growth expectations in the markets we serve; and
•	general economic and credit conditions.

Further, the stock market in general, and the market for technology companies in particular, have experienced extreme price and volume fluctuations. These broad market and industry factors may seriously harm the market price of our Common Stock, regardless of actual operating performance.  Fluctuations in the trading price of our Common Stock may adversely affect our liquidity.

Our management has significant influence over corporate decisions.

As of September 24, 2010, officers and directors of the Company and their affiliates beneficially owned approximately 28.1% of the outstanding shares of Common Stock. As a result, they may be able to significantly influence matters requiring approval of the shareholders, including the election of directors, and may be able to delay or prevent a change in control of the Company.

Changes in U.S. tax legislation regarding our foreign earnings could materially impact our business.

A majority of our revenue is generated from customers located outside the U.S. and a substantial portion of our assets, including employees, are located outside the U.S.. U.S. income taxes and foreign withholding taxes have not been provided on undistributed earnings for certain non-U.S. subsidiaries, because such earnings are intended to be indefinitely reinvested in the operations of those  subsidiaries. The administration has recently announced initiatives could substantially reduce our ability to defer U.S. taxes, including limitations on deferral of U.S. taxation of foreign earnings, eliminate utilization or substantially reduce our ability to claim foreign tax credits and eliminate various tax deductions until foreign earnings are repatriated to the U.S.. If any of these proposals are constituted into law, they could have a negative impact on our financial position and results of operations.

We are subject to examination by the U.S. Internal Revenue Service (the “IRS”) and foreign tax authorities from time to time. We are subject to income tax audits or similar proceedings in other jurisdictions in which we do business, and as a result we may incur additional costs and expenses or owe additional taxes, interests and penalties which will negatively impact our operating results.

We are subject to income taxes in the U.S. and certain foreign jurisdictions, and our denomination of our tax liability is subject to review by applicable domestic and foreign tax authorities. This would result in a decrease of our current estimate unrecognized tax benefits or increase our tax liabilities, which could negatively impact our financial position, results of operations and cash flows.

We may utilize debt financing and such indebtedness could adversely affect our business, financial condition, results of operations, earnings per share and our ability to meet our payment obligations.

We routinely incur indebtedness to finance our operations and at times we have had significant amount outstanding indebtedness and substantial debt service requirements. Our ability to meet our payment and other obligations under our indebtedness depends on our ability to generate significant cash flow. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. There is no assurance that our business will generate cash flow from operations, or that future borrowings will be available to us and our existing or any amended credit facilities or otherwise, in an amount sufficient to enable us to meet payment obligations under indebtedness we may undertake from time to time. If we are not able to generate sufficient cash flow to serve our debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay obligations under any indebtedness we owe. As of June 30, 2010 our bank loan payable was $3,044.

Our operations and financial results could be severely harmed by natural disasters.

Our headquarters in California, manufacturing facilities in Singapore and testing facilities in Southeast Asia, the real estate projects in China and the fabrication services in Indonesia and some of our major vendors’, subcontractors’ and strategic partners’ facilities are subject to seasonal and other extreme weather conditions and natural disasters. We have not been able to maintain insurance coverage at reasonable costs to address the risks posed by potential natural disasters. Instead, we rely on self-insurance and preventive safety measures. If a major natural disaster occurs, we may need to spend significant amounts to repair or replace our facilities and equipment, or make alternative arrangements in the event a vendor, subcontractor or partner’s facility or equipment was damaged, and we could suffer damages that could seriously harm our business, financial condition and results of operations.

The failure to integrate our business and technologies with those of companies that we acquire could adversely affect our financial results.

We have made acquisitions and pursued other strategic relationships in the past and may pursue additional acquisitions in the future. If we fail to integrate these businesses successfully, our financial results may be seriously harmed. Integrating these businesses, people, products and services with our existing business could be expensive, time-consuming and a strain on our resources. Specific issues that we face with regard to prior and future acquisitions include:

•	integrating acquired technology or products;
•	integrating acquired products into our manufacturing facilities;
•	integrating different accounting policies and methodologies;
•	assimilating and retaining the personnel of the acquired companies;
•	overcoming cultural and operational differences that may arise between two companies;
•	coordinating and integrating geographically dispersed operations;
•	our ability to retain customers of the acquired company;
•	the potential disruption of our and our suppliers’ ongoing business and distraction of management;
•	the maintenance of brand recognition of acquired businesses;
•	the failure to successfully develop acquired in-process technology, resulting in the impairment of amounts currently capitalized as intangible assets;
•	unanticipated expenses related to technology integration;
•	the development and maintenance of uniform standards, controls, procedures and policies;
•	the impairment of relationships with employees and customers as a result of any integration of new management personnel; and
•	the potential unknown liabilities associated with acquired businesses.

ITEM 1B – UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2 – PROPERTIES

As of the date of filing of this Form 10-K, we believe that we are utilizing approximately 95% of our fixed property capacity.  We also believe that our existing facilities are under-utilized and are adequate and suitable to cover any sudden increase in our needs in the foreseeable future.

The following table presents the relevant information regarding the location and general character of our principal manufacturing and testing facilities:
Location	Principal Use/Segment	Approx. Sq. Ft. Occupied	Owned (O) or Leased (L) & Expiration Date
16139 Wyandotte Street, Van Nuys,	Headquarters	5,200	(L) Dec. 2010*1
CA 91406, United States of America	Trio-Tech Systems
1004, Toa Payoh North, Singapore
HEX 07-01/07,	Testing	6,864	(L) Sept. 2012
HEX 07-01/07, (ancillary site)	Testing	2,339	(L) Sept. 2012
HEX 03-01/02/03,	Testing/Manufacturing	2,959	(L) Sept. 2012
HEX 01-08/15,	Testing/Manufacturing	6,864	(L) Jan. 2012
HEX 01-08/15, (ancillary site)	Testing/Manufacturing	1,980	(L) Jan. 2012
HEX 01-16/17,	Testing	1,983	(L) Jan. 2012
HEX 03-08/10,	Manufacturing	2,959	(L) May 2013
1008, Toa Payoh North, Singapore
HEX 03-09/17,	Logistics/Universal (FE)	6,099	(L) Jan. 2012
HEX 03-09/17, (ancillary site)	Logistics/Universal (FE)	70	(L) Jan. 2012
HEX 07-17/18,	Testing	4,315	(L) Nov. 2012
HEX 07-17/18, (ancillary site)	Testing	25	(L) Nov. 2012
HEX 02-17	Universal (FE)	832	(L) Jun. 2011*1
HEX 02-15/16	Universal (FE)	1,400	(L) Jul. 2013
HEX 01-09/10/11	Universal (FE)	2,202	(L) Nov. 2012
HEX 01-15/16	Universal (FE)	1,400	(L) Sept. 2011
HEX 01-08	Universal (FE)	603	(L) Jun. 2012
Plot 1A, Phase 1	Subleased	42,013	(O)
Bayan Lepas Free Trade Zone
11900 Penang
Lot No. 11A, Jalan SS8/2,	Testing	19,334	(O)*3
Sungai Way Free Industrial Zone,
47300 Petaling Jaya,
Selangor Darul Ehsan, Malaysia
Lot No. 4, Kawasan MIEL		14,432	(L) Nov. 2010*2
Sungai Way Baru Free Industrial Zone, Phsdr Phase III,	Subleased
Phase III, Selangor Darul Ehsan, Malaysia	Dynamics, Malaysia

327, Chalongkrung Road,	Testing	34,433	(O)
Lamplathew, Lat Krabang,
Bangkok 10520, Thailand
No. 5, Xing Han Street, Block A	Testing	576	(L) Nov. 2010*1
#04-15/16, Suzhou Industrial Park
China 215021
No. 30, Fu Te Dong San Road Factory,	Testing	1,614	(L) Aug. 2010*1
25 #04-A5, Waigaoqiao Free Trade Zone,
Pudong, Shanghai, China
27-05, Huang Jin Fu Pan.	Office	970	(L) Aug. 2012
No. 26 Huang Jin Qiao Street
Hechuan District Chongqing China 401520
Jl Brigjen Katamso Km.5	Fabrication	597,096	(L) Feb. 2011*1
Tanjung Uncang, Sekupang
Batam 29400, Indonesia
B7-2, Xiqing Economic Development	Testing	45,949	(L) April 2021
Area International Industrial Park
Tianjin City, China 300385

*1 With respect to the various leases that expire during fiscal 2011, the Company anticipates that the landlord will offer similar terms on each such lease at renewal and does not believe that material expenses will be incurred.

*2 The premises are subleased to a third party.
*3 The property was acquired in August 2009.

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

ITEM 4 – REMOVED AND RESERVED

None.

PART II

ITEM 5 – MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Common Stock is traded on the NYSE Amex under the symbol “TRT.”  The following table sets forth, for the periods indicated, the range of high and low sales prices of our Common Stock as quoted by the NYSE Amex:

Quarter Ended	High	Low

Fiscal 2009
September 30, 2008	$5.61	$3.59
December 31, 2008	$3.56	$1.54
March 31, 2009	$2.11	$1.17
June 30, 2009	$2.77	$1.53
Fiscal 2010
September 30, 2009	$2.99	$2.12
December 31, 2009	$3.51	$2.30
March 31, 2010	$4.49	$3.10
June 30, 2010	$4.40	$3.78

Stockholders

As of September 24, 2010, there were 3,229,430 shares of our Common Stock issued and outstanding, and the Company had approximately 155 record holders of Common Stock.

Dividend Policy

We did not declare any cash dividend in fiscal 2010.

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

Stock Performance Graph

The graph below compares our cumulative total shareholder return of the Common Stock of the Company with that of the Standard & Poor’s 500 Index and the PHLX Semiconductor Index for the five-year period ending June 30, 2010.  The graph assumes an investment of $100 on June 30, 2005 in the PHLX Semiconductor Index and in the S&P 500 Index.  The graph also assumes reinvestment of dividends, if any.  The historical stock performance shown on the following graph should not be considered indicative of future shareholder returns, and we will not make or endorse any predictions of future shareholder returns.

$100 invested on June 30, 2005 in stock or index-including reinvestment of dividends.  Fiscal year ends June 30.

	6/05	6/06	6/07	6/08	6/09	6/10

TRIO TECH INTL	$100	$176	$577	$150	$76	$113
S & P 500	$100	$107	$126	$107	$77	$87
PHLX Semiconductor	$100	$105	$120	$88	$63	$79

ITEM 6 -  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE AMOUNTS)

The following discussion and analysis should be read in conjunction with our disclaimer on “Forward-Looking Statements,”  “Item 1. Business,” “Item 1A. Risk Factors,”  and Consolidated Financial Statements, the notes to those statements and other financial information contained elsewhere in this Annual Report on Form 10-K.

In fiscal year 2009, Trio-Tech International operated in four distinct segments: distribution, manufacturing, real estate and testing.  In April 2009, Trio-Tech International Pte. Ltd. set up a new entity, SHI International Pte. Ltd.(“SHI”), in which Trio-Tech International Pte. Ltd. holds 55% of the ownership interest. Subsequently in July 2009, SHI acquired 100% interest in PT SHI Indonesia, a company in Batam, Indonesia, providing fabrication services to the oil and gas industries.

We provide third-party semiconductor testing and burn-in services primarily through our laboratories in Southeast Asia.  At or from our facilities in California and Southeast Asia, we also design, manufacture and market equipment and systems to be used in the testing and production of semiconductors, and distribute semiconductor processing and testing equipment manufactured by other vendors.

Our Shanghai operation, as a component of the testing segment, suffered continued operating losses in the past three fiscal years and the cash flow was minimal for the past three years. In the fourth quarter of 2010, we established a restructuring plan to close the testing operation in Shanghai, China. Based on the restructuring plan and in accordance with ASC Topic 205-20, Presentation of Financial Statement Discontinued Operations, we presented the operation results from Shanghai as a discontinued operation, as we believed that no continued cash flow would be generated by the disposed component (Shanghai subsidiary) and that we would have no significant continuing involvement in the operation of the discontinued component. In accordance with the restructuring plan, we would pay off the outstanding balance of accounts payable of $9 and collect accounts receivable of $1.

During the process of winding down our operation in Shanghai, China, we incurred general and administrative expenses of approximately $29 and one-time employment termination benefits of approximately $5 for the year ended June 30, 2010. We anticipate that we may incur additional costs and expenses in winding up the business of the subsidiary through which the China facility was operated.

In management’s discussion and analysis of financial condition and result of operations, for basis of comparison, the amounts used in comparison have been reclassified to exclude the amounts from discontinued operations, which have been discussed as a separate line item listed on the statement of income.

Our real estate segment, Trio-Tech (Chongqing) Ltd. (“TTCQ”), operates in Chongqing, China. In fiscal year 2008, TTCQ invested in projects of  a 24.91 acre piece of property located in Chongqing City, China developed by JiaSheng Property Development Ltd. (“JiaSheng”) which is intended for sale after the completion of development. In fiscal year 2009, TTCQ purchased four units of commercial property and two units of residential property from JiaSheng. On October 23, 2008, we entered into a lease agreement with JiaSheng for the six units purchased from JiaSheng.  The lease provided for a two-year term with an annual rental income of RMB 1,392, or approximately $204 based on the exchange rate as of June 30, 2010 published by the Monetary Authority of Singapore. The lease started on November 1, 2008 and generated a rental income of $204 and $137 for fiscal year 2010 and fiscal year 2009, respectively.

In fiscal year 2010, TTCQ purchased eight units of commercial property, totaling 1,002.26 square meters, located in Chongqing, China from ChongQing Jiang Huai Real Estate Development Co Ltd. (“Jiang Huai”). The total purchase price was RMB 3,600, equivalent to approximately $530 based on the exchange rate as of June 30, 2010 published by the Monetary Authority of Singapore System.  On January 8, 2010, the Company entered into a lease agreement with Jiang Huai for the eight units purchased.  The lease provided for a one-year renewable term with an annual rental income of RMB 720, or approximately $106 based on the exchange rate as of June 30, 2010 published by the Monetary Authority of Singapore. The lease started on January 8, 2010 and generated a rental income of $53 in fiscal year 2010.

In February 2010, TTCQ sold two residential units which were purchased from JiaSheng and realized a profit of RMB 23, or approximately $3, from the sales.

On July 1, 2009, SHI International Pte. Ltd., a 55% owned subsidiary of the Company, consummated the acquisition of a 100% interest in PT SHI Indonesia for the purchase price of $113 pursuant to a Share Purchase Agreement dated April 7, 2009.  PT SHI Indonesia is an Indonesia–based enterprise providing fabrication of large and complex offshore structures employed to process oil and gas and for temporary storage of the oil prior to transshipment, and related services for the offshore oil and gas industries.  Our objective for acquiring this business was to diversify our business, reduce the risk associated with narrow industry focus, and enhance the Company’s future growth opportunities.

Indonesia is one of the largest oil and gas producers in Southeast Asia, as well as a major exporter of liquefied natural gas in Asia. It has sufficient oil and gas reserves available for exploration and production for several years to come.  As such, management is of the view that Indonesia will offer great potential for growth in demand for equipment and machinery for the oil and gas industries. Management believes that the demand for oil and gas has been increasing steadily for the past few years, thereby generating an increase in investments in the oil and gas industries to discover and explore new production locations to meet such demand. Management believes that this may lead to an increase in capital spending for oil and gas exploration and development, as well as capital spending on technology advances to improve the success rate in oil and gas discovery at lower costs.  In addition, as offshore oil and gas exploration moves into more challenging deep waters and locations where infrastructure is lacking, larger and more complex equipment may be needed to support the production facility.

In fiscal year 2010, SHI International Pte. Ltd. generated revenue of $883, and an operating loss of $1,938, which included $432 in impairment of goodwill and $396 in depreciation expenses. Management is exploring new business opportunities to optimize the capacity utilization of this facility, which would assist in enabling the segment to be profitable.

Geographically, we operate in the U.S., Singapore, Malaysia, Thailand, China and Indonesia. Our major operation activities are conducted in our Singapore and Malaysia operations.  Our major customers are mainly concentrated in Southeast Asia and they are either semiconductor chip manufacturers or testing facilities that purchase testing equipment.

We plan to continue to expand our market share in the semiconductor industry. In the fourth quarter of 2010, Trio-Tech International Pte. Ltd. registered a new 100% wholly owned subsidiary, Trio-Tech (Tianjin) Co., Ltd., located in the Xiqing Economic Development Area (XEDA) International Industrial Park in Tianjin City, Peoples' Republic of China. The subsidiary is still in the setting up stage, and expected to operate in the late second quarter or early third quarter of 2011. It will provide testing services for one of our major customers.

In the fourth quarter of fiscal 2010, our Malaysia operation commenced its expansion plans to meet the increasing demand from one of our major customers. The expansion was comprised of purchases of additional plant and equipment and the necessary changes in its infrastructure to accommodate the new plant and equipment.

Subsequent Events

In August 2010, our Singapore facility repaid a note payable of $215, which matured in August 2010.

In September 2010, a financial institution in Malaysia approved a long-term capital lease of approximately $255 for our Malaysian operation to purchase testing equipment for its expansion plans.

On August 11, 2010, one of our employees exercised stock options to purchase 2,000 shares of our Common Stock under the Company’s 2007 Employee Stock Option Plan. Cash received from the option exercised was approximately $3.

Fiscal 2010 Highlights

•	Total revenue significantly increased by $16,933, or 84.7%, to $36,928 in fiscal 2010 as compared to $19,995 in fiscal 2009.
•	Manufacturing segment revenue significantly increased by $12,907, or 134.7%, to $22,489 in fiscal year 2010 as compared to $9,582 in fiscal 2009.
•	Testing segment revenue increased by $2,146, or 22.1%, to $11,852 in fiscal 2010 as compared to $9,706 in fiscal 2009.
•	Distribution segment revenue increased by $710, or 241.5%, to $1,004 in fiscal 2010 as compared to $294 in fiscal 2009.
•	Real Estate segment revenue increased by $287, or 69.5%, to $700 in fiscal 2010 as compared to $413 in fiscal 2009.
•	Fabrication segment revenue was recorded at $883 in fiscal 2010, but generated a loss of $1,938.
•	Gross profit margins decreased by 5.3% to 19.0% in fiscal 2010 as compared to 24.3% in fiscal 2009.
•	Loss from operations decreased by $1, 172 to $368 in fiscal 2010 as compared to $1,540 in fiscal 2009.
•	General and administrative expenses increased by $640, or 11.2%, to $6,379 in fiscal 2010 as compared to $5,739 in fiscal 2009.
•	Selling expenses increased by $168, or 45.8%, to $535 in fiscal 2010 as compared to $367 in fiscal 2009.
•	The Company recorded $438, or $0.14 per diluted share, in impairment loss in fiscal 2010 as compared to $323, or $0.10 per diluted share, from its continued operations in fiscal 2009.
•	Total assets increased by $13,777, or 49.3%, to $41,724 in fiscal 2010 as compared to $27,947 in fiscal 2009.
•	Total liabilities increased by $13,484, or 261.1%, to $18,649 in fiscal 2010 as compared to $5,165 in fiscal 2009.
•	Working capital decreased by $1,810, or 17.3%, to $8,665 in fiscal 2010 as compared to $10,475 in fiscal 2009.

The highlights above are intended to identify some of our most significant events and transactions during our fiscal year 2010, and recent events that occurred after the fiscal year end. However, these highlights are not intended to be a full discussion of our results for the year.  These highlights should be read in conjunction with the following discussion of “Results of Operations,” “Liquidity and Capital Resources” and with our consolidated financial statements and footnotes accompanying this Annual Report.

General Financial Information

During the fiscal year ended June 30, 2010, total assets increased by $13,777 from $27,947 in fiscal 2009 to $41,724 in fiscal 2010. The increase was primarily due to an increase in trade accounts receivables and property, plant and equipment.

Cash and cash equivalents and short-term deposits and restricted term deposits at June 30, 2010 totaled $8,205, a decrease of $3,263, or 28.5%, as compared to a total of $11,468 as of June 30, 2009.  The decrease in cash was mainly due to capital expenditure of $7,245 during fiscal year 2010.

Accounts receivables at June 30, 2010 were $12,142, representing an increase of $8,161, or 205.0%, compared to $3,981 at June 30, 2009.  The increase was attributable to an increase in sales mainly in the fourth quarter of fiscal 2010. Total sales from all of the segments in fiscal 2010 were $36,928, an increase of $16,933, or 84.7%, compared to total sales of $19,995 in fiscal 2009.  The turnover of accounts receivables was 80 days for fiscal 2010, a decrease of 8 days compared to 88 days for fiscal 2009.  The decrease in accounts receivables turnover was due primarily to improvement in collection in the Singapore operations.

Other receivables as at June 30, 2010 were $778, an increase of $499 from $279 as at June 30, 2009. Such increase was mainly due to an increase in goods and services tax (GST) refund claimable from the Inland Revenue by the Singapore operations in fiscal year 2010 as a result of increased purchases of inventories due to increased revenue and a corresponding increase in cost of sales in the fourth quarter of fiscal 2010. Singapore’s GST is a broad-based consumption tax levied on import of goods, as well as nearly all supplies of goods and services.

Inventory in our manufacturing and distribution segments at June 30, 2010 was $3,400, an increase of $2,216, or 187.2%, compared to $1,184 at June 30, 2009.  The increase in inventory was a result of building up inventory to support expected product shipments in the next quarter of fiscal 2011.  The turnover of inventory was 43 days for fiscal 2010, reflecting a decrease of 37 days compared with a turnover rate of 80 days for fiscal 2009. The lower turnover was due to an increase in sales in our manufacturing and distribution segments in fiscal year 2010.

Investments in China increased by $379, from $1,762 at June 30, 2009 to $2,141 at June 30, 2010.  The increase was primarily due to the purchase of eight units of commercial property from Jiang Huai, as previously discussed. The total purchase price was RMB 3,600, approximately $530 based on the exchange rate as of June 30, 2010 published by the Monetary Authority of Singapore.  This increase was partially offset by our disposal in February 2010 of two residential units for RMB 579 or approximately $85.

Property, plant and equipment at June 30, 2010 were $12,695, an increase of $6,088, or 92.1%, compared to $6,607 at June 30, 2009. Capital expenditures were $7,245 in fiscal 2010, as compared to $1,358 in fiscal 2009, mainly due to an increase in capital expenditures in the Malaysia operations to meet market demands and customer expectations.  On August 10, 2009, the Company's Malaysia operation obtained a long-term loan of RM 9,625, or approximately $2,834, offered by a financial institution in Malaysia for the purpose of purchasing a building for its testing operations in Petaling Jaya, Kuala Lumpur, Malaysia. Depreciation and amortization for the property, plant and equipment was $2,147 for fiscal 2010, as compared with $1,984 for fiscal 2009. The increase in depreciation and amortization expenses was primarily due to an increase in fixed assets during fiscal year 2010.

Other assets at June 30, 2010 decreased by $146 to $1,180, compared to $1,326 as at June 30, 2009.  The decrease in other assets was primarily due to the purchase of fixed assets in the Malaysia operation and hence the down payment made in prior quarters for fixed assets was reversed as at June 30, 2010.

Total liabilities at June 30, 2010 were $18,649, an increase of $13,484, or 261.1%, compared to $5,165 at June 30, 2009.  The increase in liabilities was mainly due to the increase in lines of credit, trade payables, accrued expenses, and loans payable.

Accounts payable increased by $6,943 from $1,025 at June 30, 2009 to $7,968 at June 30, 2010.  The increase in accounts payable was due to the increase in material purchases during fiscal year 2010 in the Singapore and Malaysia operations as a result of an increase in backlogs.

Accrued expenses increased by $1,650 from $1,769 in June 30, 2009 to $3,419 in June 30, 2010.  The increase in accrued expenses was mainly due to an increase in accrued payroll expenses and provision for bonuses for the Malaysia and Singapore operations. In addition, provision for sales tax and warranty cost also increased due to an increase in revenue in fiscal 2010 as compared to fiscal 2009.

As of June 30, 2010, the outstanding loans payable were $3,044, with interest rates ranging from 2.53% to 5.75% per annum compared to the loan payable of $1,503 with interests ranging from 2.70% to 7.15% per annum in fiscal 2009. The increase in loans payable was mainly for the purpose of financing expansion plans in the Malaysia operations. These loans mature in August 2010 and in August 2024. The loans are collateralized by restricted term deposits.

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

Accounts Receivable and Allowance for Doubtful Accounts

During the normal course of business, we extend unsecured credit to our customers in all segments.  Typically, credit terms require payment to be made between 30 to 90 days from the date of the sale.  We generally do not require collateral from customers.  We maintain our cash accounts at credit worthy financial institutions.

The Company’s management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. The Company includes any account balances that are determined to be uncollectible, along with a general reserve, in the overall allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  Based on the information available to management, the Company believed that its allowance for doubtful accounts was adequate as of June 30, 2010.

Inventory Valuation

Inventories of our manufacturing and distribution segments consisting principally of raw materials, works in progress, and finished goods are stated at the lower of cost, using the first-in, first-out (FIFO) method, or market value. The semiconductor industry is characterized by rapid technological change, short-term customer commitments and rapid changes in demand.  Provisions for estimated excess and obsolete inventory are based on regular reviews of inventory quantities on hand and the latest forecasts of product demand and production requirements from our customers.  Inventories are written down for not saleable, excess or obsolete raw materials, works-in-process and finished goods by charging such write-downs to cost of sales. In addition to write-downs based on newly introduced parts, statistics and judgments are used for assessing provisions of the remaining inventory based on salability and obsolescence.

Property, Plant and Equipment & Investment Property

Property, plant and equipment and investment property in China are stated at cost, less accumulated depreciation and amortization.  Depreciation is provided for over the estimated useful lives of the assets using the straight-line method. Amortization of leasehold improvements is provided for over the lease terms or the estimated useful lives of the assets, whichever is shorter, using the straight-line method.

Maintenance, repairs and minor renewals are charged directly to expense as incurred.  Additions and improvements to property and equipment are capitalized.  When assets are disposed of, the related cost and accumulated depreciation thereon are removed from the accounts and any resulting gain or loss is included in the statement of operations.

Other Intangible Assets

Under ASC Topic 350, Goodwill and Other Intangible Assets (ASC Topic 350), effective January 1, 2002, goodwill and indefinite lived intangible assets are not amortized, but are reviewed annually for impairment, or more frequently, if indications of possible impairment exist. The Company identified a customer relationship as the only intangible asset with a finite life of five years during the process of acquiring the testing business in Malaysia in July 2005.  The estimated fair value of this intangible asset was approximately $482 and was being amortized over a five-year period on a straight-line basis.   The intangible assets of the customer relationship were fully amortized as of June 30, 2009.

Valuation of Goodwill

We tested our goodwill on the reporting unit level. Management determines the fair value of our reporting unit using a combination of the income approach, which is based on a discounted cash flow analysis of the reporting unit, and the market approach. We review goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable. Actual future results may differ from those estimates. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for our reporting unit.

Foreign Currency Translation and Transactions

The U.S. dollar is the functional currency of the U.S. parent company. The Singapore dollar, the national currency of Singapore, is the primary currency of the economic environment in which the operations in Singapore are conducted.  We also operate in Malaysia, Thailand, China and Indonesia, of which the Malaysian ringgit, Thai baht, Chinese remimbi and Indonesian rupiah, respectively, are the national currencies.  The Company uses the United States dollar (“U.S. dollars”) for financial reporting purposes.

The Company translates assets and liabilities of its subsidiaries outside the U.S. into U.S. dollars using the rate of exchange prevailing at the balance sheet date, and the statement of operations are measured using  average rates in effect for the reporting period.  Adjustments resulting from the translation of the subsidiaries’ financial statements from foreign currencies into U.S. dollars are recorded in shareholders' equity as part of accumulated comprehensive loss - translation adjustments.  Gains or losses resulting from transactions denominated in currencies other than functional currencies of the Company’s subsidiaries are reflected in income for the reporting period.

Revenue Recognition

Revenue derived from testing services is recognized when testing services are rendered. Revenues generated from sales of products in the manufacturing and distribution segments are recognized when persuasive evidence of an arrangement exists, delivery of the products has occurred, customer acceptance has been obtained (which means the significant risks and rewards of ownership have been transferred to the customer), the price is fixed or determinable and collectability is reasonably assured.  Certain products sold in the manufacturing segment require installation and training to be performed.

Revenue from product sales is also recorded in accordance with the provisions of ASC Topic 605 (Emerging Issues Task Force (EITF) Statement 00-21), Revenue Arrangements with Multiple Deliverables and Staff Accounting Bulletin (SAB) 104 Revenue Recognition in Financial Statements, which generally require revenue earned on product sales involving multiple-elements to be allocated to each element based on the relative fair values of those elements.  Accordingly, the Company allocates revenue to each element in a multiple-element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold and specifically defined in a quotation or contract.  The Company allocates a portion of the invoice value to products sold and the remaining portion of invoice value to installation work in proportion to the fair value of products sold and installation work to be performed.  Training elements are valued based on hourly rates, which the Company charges for these services when sold apart from product sales.  The fair value determination of products sold and the installation and training work is also based on our specific historical experience of the relative fair values of the elements if there is no easily observable market price to be considered. In fiscal 2010 and 2009, the installation revenues generated in connection with product sales were immaterial and were included in the product sales revenue line on the consolidated statements of operations.

Revenue derived from the fabrication services segment, which fabricates large and complex structures employed to process oil and gas and for temporary storage, is recognized from long-term, fixed-price contracts using the percentage-of-completion method of accounting: (1) Input measures - measured by multiplying the estimated total contract value by the ratio of actual contract costs incurred to date to the estimated total contract costs, and (2) Output measures – measured based on completion of contract of milestones. The Company makes significant estimates involving its usage of percentage-of-completion accounting to recognize contract revenues. The Company periodically reviews contracts in process for estimates-to-completion, and revises estimated gross profit accordingly. While the Company believes its estimated gross profit on contracts in process is reasonable, unforeseen events and changes in circumstances can take place in a subsequent accounting period that may cause the Company to revise its estimated gross profit on one or more of its contracts in process. Accordingly, the ultimate gross profit realized upon completion of such contracts can vary significantly from estimated amounts between accounting periods.

In the real estate segment: (1) revenue from property development is earned and recognized on the earlier of the dates when the underlying property is sold or upon the maturity of the agreement. If this amount is uncollectible, the agreement empowers the repossession of the property, and (2) rental revenue is recognized on a straight-line basis over the terms of the respective leases. This means that, with respect to a particular lease, actual amounts billed in accordance with the lease during any given period may be higher or lower than the amount of rental revenue recognized for the period. Straight-line rental revenue is commenced when the tenant assumes possession of the leased premises. Accrued straight-line rents receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with lease agreements.

Long-Lived Assets & Impairment

Our business requires heavy investment in manufacturing facilities and equipment that are technologically advanced but can quickly become significantly under-utilized or rendered obsolete by rapid changes in demand. In addition, we have recorded intangible assets with finite lives related to our acquisitions.

We evaluate our long-lived assets, including property, plant and equipment and purchased intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors considered important that could result in an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for our business, significant nega tive industry or economic trends, and a significant decline in our stick price for a sustained period of time. Impairment is recognized based on the difference between the fair value of the asset and its carrying value, and fair is generally measured based on discounted cash flow analysis, if there is significant adverse change.

We apply the provisions of ASC Topic 360, Accounting for the Impairment or Disposal of Long-Lived Assets (ASC Topic No. 360”), to property, plant and equipment, and other intangible assets such as customer relationships.  Topic 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets.  Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

In our business in the future, we may be required to record impairment charges on our long-live assets. During the fourth quarter of fiscal 2010, we performed an impairment analysis at entity level, for long-lived assets and determined that there was an immaterial amount of $6 of impairment loss.

Fair Value Measurements

Under the standard ASC 820, Fair Value Measurements, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between participants in the market in which the reporting entity transacts its business.  ASC 820 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability.  In support of this principle, ASC 820 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy.

Income Tax

We account for income taxes using the liability method in accordance with the provisions of ASC Topic 740, Accounting for Income Taxes. ASC Topic 740 requires an entity to recognize deferred tax liabilities and assets.  Deferred tax assets and liabilities are recognized for the future tax consequence attributable to the difference between the tax bases of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in future years.  Further, the effects of enacted tax laws or rate changes are included as part of deferred tax expenses or benefits in the period that covers the enactment date.  Management believed that it was more likely than not that the future benefits from these timing differences would not be realized.  Accordingly, a full valuation allowance was provided as of June 30, 2010 and 2009.

The calculation of tax liabilities involves dealing with uncertainties in the application of complex global tax regulations. We recognize potential liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on its estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine that the liabilities are no longer necessary. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.

Stock Based Compensation

We adopt the fair value recognition provisions under ASC Topic 718, Share Based Payments, using the modified prospective application method. Under this transition method, compensation cost recognized during the twelve months ended June 30, 2010 included the applicable amounts of: (a) compensation cost of all share-based payments granted prior to, but not yet vested as of, July 1, 2005 (based on the grant-date fair value estimated in accordance with the original provisions of ASC Topic 718) and (b) compensation cost for all share-based payments granted subsequent to June 30, 2005.

Non-controlling Interests in Consolidated Financial Statements

On July 1, 2009, we adopted new guidance ASC 810, Consolidation, regarding non-controlling interests (formerly Statement of Financial Accounting Standards ("SFAS") No. 160, Non-controlling Interests in Consolidated Financial Statements) issued by the FASB related to the accounting for non-controlling interests in consolidated financial statements. This guidance establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance requires that non-controlling interests in subsidiaries be reported in the equity section of the controlling company’s balance sheet. It also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements

In April 2010, the FASB issued ASU No. 2010-13, Compensation—Stock Compensation (ASC Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in which the Underlying Equity Security Trades. This ASU codifies the consensus reached in EITF Issue No. 09-J, Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in which the Underlying Equity Security Trades. The amendments to the Codification clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. The disclosure is effective for financial years beginning after December 15, 2010, which is July 2011 for the Company. The adoption of this update does not have any material impact on our results of operations or financial position.

In March 2010, the FASB issued ASU No. 2010-19, Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates—An announcement made by the staff of the U.S. Securities and Exchange Commission. The purpose of this ASU is to codify the SEC staff announcement made at the March 18, 2010 EITF meeting providing the SEC staff’s views on certain foreign currency issues related to investments in Venezuela. This ASU became effective March 18, 2010. The adoption of this update does not have material impact on our results of operations or financial position.

In February 2010, FASB issued Accounting Standards Update (ASU) No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC’s literature. In addition, the amendments in the ASU require an entity that is a conduit bond obligor for conduit debt securities that are traded in a public market to evaluate subsequent events through the date of issuance of its financial statements and must disclose such date. All of the amendments in the ASU were effective upon issuance (February 24, 2010) except for the use of the issued date for conduit debt obligors. That amendment was effective for interim or annual periods ending after June 15, 2010. The adoption of the update does not have an impact on our results of operations or financial position.

In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (ASC Topic 820) – Improving Disclosures about Fair Value Measurements, to provide amendments to Subtopic 820-10 that require new disclosures for transfers in and out of Levels 1 and 2 and for activity in Level 3 fair value measurements. It also clarifies existing disclosures for the level of disaggregation and disclosures about inputs and valuation techniques. The update is effective for interim and annual reporting periods beginning on January 1, 2010, except for the disclosures of roll forward activities in Level 3 fair value measurements. Those disclosures are effective for interim and annual reporting periods beginning on January 1, 2011. The adoption of the update does not have an impact on our results of operations or financial position.

In October 2009, FASB Accounting Standards Update 2009-13 addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor's multiple-deliverable revenue arrangements. FASB Accounting Standards Update 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact of these pronouncements on its financial position and results of operations.

In September 2009, FASB published FASB Accounting Standards Update No. 2009-12, Fair Value Measurements and Disclosures (ASC Topic 820)—Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent). This Update amends Subtopic 820-10, Fair Value Measurements and Disclosures—Overall, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This Update also requires new disclosures, by major category of investments, about the attributes included of investments within the scope of this amendment to the Codification. The guidance in this Update is effective for interim and annual periods ending after December 15, 2009. Early application is permitted. The adoption of this update does not have any material impact on our results of operations or financial position.

In June 2009, the FASB issued SFAS No. 168, the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which is codified as ASC 105. ASC 105 establishes the FASB Accounting Standards Codification (“Codification”), which officially launched July 1, 2009, to become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.   This Statement is effective for interim and annual periods ending after September 15, 2009. The adoption of ASC Topic 105 is not expected to materially impact the Company’s consolidated financial position or results of operations.

Comparison of Operating Results

The following table presents certain data from the consolidated statements of operations as a percentage of net sales for the fiscal years ended June 30, 2010 and 2009:

	Years Ended June 30,
	2010	2009
Net Sales	100.0%	100.0%
Cost of Sales	81.0%	75.7% %
Gross Margin	19.0%	24.3%
Operating Expenses
General and administrative	17.3%	28.7%
Selling	1.4%	1.8%
Research and development	0.1%	0.2%
Impairment loss	1.2%	1.6%
Gain on disposal of PP&E	0%	(0.2%)
Total Operating Expenses	20.0%	32.1%
Loss from Operations	(1.0%)	(7.8%)

Overall Revenue

The overall revenue is composed of the revenues from the manufacturing, testing, distribution, real estate and fabrication services segment. The following table presents the components of the overall revenue realized in fiscal 2010 and 2009 in percentage format, respectively.

	Years Ended June 30,
	2010	2009
Revenues:
Manufacturing	60.9%	47.9%
Testing	32.1%	48.5%
Distribution	2.7%	1.5%
Real Estate	1.9%	2.1%
Fabrication Services	2.4%	--%
Total	100.0%	100.0%

Net sales in fiscal 2010 were $36,928, an increase of $16,933, or 84.7%, compared to $19,995 in fiscal 2009. The increase in net sales was primarily due to an increase in sales from our manufacturing segment.

As a percentage of total revenue, the revenue generated by the manufacturing segment in fiscal 2010 accounted for 60.9% of total sales, representing an increase of 13.0%, compared to 47.9% in fiscal 2009.  In terms of dollar amount, the revenue generated by the manufacturing segment in fiscal 2010 was $22,489, reflecting an increase of $12,907, or 134.7%, compared to $9,582 in fiscal 2009. The increase in revenue generated by the manufacturing segment was due to an increase in demand for our products, which we believe was because of an increase in market demand for semiconductor related products in the international market.

The backlog in the manufacturing segment was $7,181 at June 30, 2010, representing an increase of $5,987 from $1,194 at June 30, 2009.  The increase was due to the increase in demand for our products from one of our major customers in the Malaysia and Singapore operations.

As a percentage of total revenue, the revenue generated by the testing segment in fiscal 2010 accounted for 32.1% of total sales, a decrease of 16.4%, compared to 48.5% in fiscal year 2009.  In terms of dollar amount, the revenue generated by the testing segment for fiscal year 2010 was $11,852, reflecting an increase of $2,146, or 22.1%, compared to $9,706 for fiscal 2009.  The increase in revenue generated by the testing segment was primarily due to an increase in production capacity in our Malaysia operation, which enabled us to accept more orders from one of our major customers. Demand for testing services varies from country to country depending on changes taking place in the market and our customers’ forecasts.  Because it is difficult to accurately forecast fluctuations in the market, it is necessary to maintain testing facilities in close proximity to our customers in order to make it convenient for them to send us their newly manufactured parts for testing and to enable us to maintain a share of the market.

Backlog in the testing segment at June 30, 2010 was $618, an increase of $273 compared to $345 at June 30, 2009, due to the increase in demand for our testing services in the Malaysia operation.

As a percentage of total revenue, the revenue generated by the distribution segment in fiscal year 2010 accounted for 2.7%, an increase of 1.2%, compared to 1.5% for fiscal year 2009.  In terms of dollar amount, revenue for fiscal year 2010 was $1,004, an increase of $710, or 241.5%, compared to $294 for fiscal year 2009.  The increase in revenue was mainly attributable to higher demand for our products in the market compared with the prior year. The sales to one of our customers doubled as compared to fiscal 2009 and sales to another customers increased by 25%. In addition, we expanded our customer base in fiscal 2010.  We believe that our competitive advantage in the distribution segment is our design and engineering capabilities in components and touch screen products, which allow customization to meets the specific requirement of our customers.  Product volume for the distribution segment depends on sales activities such as placing orders, queries on products and backlog.  Equipment and electronic component sales are very competitive, as the products are readily available in the market.

The backlog in the distribution segment at June 30, 2010 was $199, reflecting an increase of $124, compared to the backlog of $75 at June 30, 2009.  The increase was mainly due to the sales of our self-designed and manufactured equipment, which are customized for the unique needs of our customers.

As a percentage of total revenue, the revenue generated by the real estate segment in fiscal year 2010 accounted for 1.9%, a decrease of 0.2% compared to 2.1% for fiscal year 2009. The decrease in percentage of total revenue from the real estate segment is primarily due to an significant increase in sales from our manufacturing and testing segments. In term of dollar value, revenue for fiscal year 2010 was $700, an increase of 287, compared to $413 for fiscal year 2009 due to rental revenue being generated throughout the entire 2010 fiscal year, compared to partial period generating revenue in fiscal 2009. We entered into a lease agreement for the six units purchased from JiaSheng pursuant to the Memorandum Agreement on October 23, 2008, hence the rental period in fiscal 2010 was longer than the rental period in fiscal 2009, resulting in an increase in revenue generated by the real estate segment. In terms of dollar amount, revenue for fiscal year 2010 was $700, an increase of $287, or 69.5%, compared to $413 for fiscal year 2009.

As a percentage of total revenue, the revenue generated by the fabrication services segment in fiscal year 2010 accounted for 2.4%. In terms of dollar amount, revenue for fiscal year 2010 was $883. This being the first year of operations for this segment, management is exploring new business opportunities to optimize the capacity utilization which would assist in enabling the segment to increase its revenue and turn profitable.

Overall Gross Margin

Overall gross margin as a percentage of revenue decreased by 5.3%, from 24.3% in fiscal year 2009 to 19.0% in fiscal year 2010. The decrease in gross margin was due to a negative gross margin generated by the fabrication services segment and a decrease in gross margin in the testing, distribution and real estate segments, which was partially offset by an increase in the gross margin in the manufacturing segment. In terms of dollar value, the overall gross margin for fiscal 2010 was $7,018, an increase of $2,150, or 44.2%, compared to $4,868 for fiscal 2010.

The gross profit margin as a percentage of revenue in the manufacturing segment increased by 1.5%, from 15.7% in fiscal 2009 to 17.2% in fiscal 2010.  As our manufacturing volume increased, we increased the utilization of our manufacturing facilities in fiscal year 2010 compared with the prior year, so the fixed costs were spread over the increased output, which improved profit margin. In terms of dollar amounts, gross profits for the manufacturing segment in fiscal 2010 was $3,860, an increase of $2,351, or 155.8%, compared to $1,509 in fiscal 2009.

The gross profit margin as a percentage of revenue in the testing segment decreased by 2.7%, from 30.3% in fiscal 2009 to 27.6% in fiscal 2010.  In terms of dollar amounts, gross margin in the testing segment in fiscal 2010 was $3,273, an increase of $328, or 11.1%, compared to $2,945 in fiscal 2009.  The decrease in the gross margin as a percentage of revenue was primarily due to a decrease in the average testing price in the Singapore testing operations in fiscal 2010 due to competition. However, the increase in testing volume helped to optimize the utilization of our facilities and improve our efficiency.

Significant portions of our operating costs are fixed in the testing segment, thus as service demands rise and factory utilization increases, the fixed costs are spread over the increased output, which improves absolute dollar value of profit margin,

The gross margin as a percentage of revenue in the distribution segment decreased by 8.6%, from 25.9% for fiscal 2009 to 17.3% for fiscal 2010.  In terms of dollar amount, gross margin in the distribution segment increased by $98 or 128.9%, from $76 in fiscal 2009 to $174 in fiscal 2009, due to an increase in revenue. The gross margin in the distribution segment fluctuated during past periods. The gross margin of the distribution segment is not only affected by the market price of our products, but also our product mix, which changes frequently as a result of changes in market demand.

The gross margin as a percentage of revenue in the real estate segment was 71.9% in fiscal 2010, a decrease of 9.9% as compared to 81.8% in fiscal 2009. In absolute dollar amount, gross margin in the real estate segment was $503 in fiscal 2010, an increase of $166 as compared to $337 in fiscal 2009. The depreciation expenses of the real estate purchased for investment purpose was $115 in fiscal 2010 representing an increase of $25 as compared to $90 in fiscal year 2009, thus affecting gross margin.

The gross margin as a percentage of revenue in the fabrication services segment was negative 89.7% in fiscal 2010. In absolute dollar amount, negative gross margin in the fabrication segment in fiscal 2010 was $792. The cost of sales of this subsidiary mainly consisted of rental expenses of the yard, depreciation expenses and cost of direct labor. As this subsidiary started its operating activities in November 2009 and orders from customers are few, the revenue could not cover the entire fixed cost of the operation, resulting in a negative gross margin due to underutilization of the plant capacity.

Operating Expenses

Operating expenses for the fiscal years ended June 30, 2010 and 2009 were as follows:

	Years Ended June 30,
(In Thousands)	2010	2009
General and administrative	$6,379	$5,739
Selling	535	367
Research and development	39	39
Impairment loss	438	323
Gain on disposal of PP&E	(5)	(60)
	$7,386	$6,408

General and administrative expenses increased by $640, or 11.2%, from $5,739 in fiscal 2009 to $6,379 in fiscal year 2010.  The increase in general and administrative expenses was mainly due to an increase in general and administrative expenses from PT SHI Indonesia, which was acquired on July 1, 2009, and an increase in payroll expenses in our Singapore manufacturing segment.  In the second quarter of 2009, we implemented four-day work weeks for all the employees in the Singapore operation as part of our costing cutting strategy.  In the third quarter of 2010, our Singapore manufacturing segment restored five-day work weeks to handle the increase in sales in that segment.  In addition, the bonus provision increased in our Malaysia operation because of an improvement in operating performance.

Selling expenses increased by $168, or 45.8%, to $535 in fiscal year 2010 from $367 in fiscal 2009, mainly due to an increase in warranty expense provision as a result of an increase in sales from the manufacturing segment and an increase in commission expenses because of more commissionable sales in the distribution segment.

We conduct product and system research and development activities for our products in the United States. As there was very little operating activity in our U.S. operation, our research and development expenses were only $39 for both fiscal year 2010 and fiscal year 2009.

Impairment loss increased by $115 to $438 in fiscal 2010 from $323 in fiscal 2009. The impairment loss in fiscal 2010 consisted of $432 of impairment in goodwill pertaining to the fabrication services segment in the Indonesia operations and $6 of impairment in building improvements in the Malaysia operations, as we made some new modifications to the building there to expand its production capacity.  The Company performed assessment of the carrying value of its goodwill balance during the preparation of this form 10-K report in accordance with ASC 350, Intangibles-Goodwill and Other. Due to the fact that the Company has not been able to secure future contracts currently under negotiation, management concluded that the carrying amount of our fabrication services segment exceeded its fair value, and we recorded an impairment loss of approximately $432 in fiscal year 2010.  On the acquisition date, management determined that the goodwill related only to the controlling shareholder, the Company, and no goodwill was allocated to the non-controlling interest which controls 45% of the equity of the Company’s Indonesia operation. Therefore, 100% of the goodwill impairment loss was related to the Company, and none was allocated to the non-controlling interest. The method for determining the fair value of the goodwill was a combination of comparable market values for similar businesses and discounted cash flows. Our estimates of future operating results for our fabrication services segment are for an early stage business with limited financial history, as well as developing revenue models. These factors increase the risk of differences between projected and actual performance that could impact future estimates of fair value of the fabrication services segment.

In fiscal 2009, we recorded an impairment loss of $323, of which $225 was for certain testing equipment located in our Suzhou operation in China, and $98 for certain testing equipment located in our Malaysia operation, which was beyond repairable condition.  Business in the Suzhou operation began to slow down in the fourth quarter of fiscal 2008 and suffered losses since the fourth quarter of fiscal 2007. The Suzhou operation only provided line support, maintenance and training service for one customer.  Based on our best estimate at the time, there would be no future cash flows from certain identified testing equipment utilized in the Suzhou operation. Therefore, the carrying value of such assets was written down to zero and an impairment loss was recorded.

Gain on disposal of property, plant and equipment was $5 in fiscal 2010, a decrease of $55 as compared to a gain of $60 in fiscal 2009.  The Company disposed of two residential units purchased on October 23, 2008 and realized a gain of $3 and disposed of certain idle fixed assets at a gain of $2 in the Singapore operation for fiscal year 2010. The gain of $60 on disposal of property, plant and equipment for fiscal year 2009 was related with the disposal of certain idle fixed assets in our Singapore operations.

Loss from Operations

Loss from operations attributable to Trio-Tech International common shareholders in terms of dollar amount decreased by $1,172 to $368 in fiscal 2010 as compared to $1,540 in fiscal 2009, mainly due an increase in revenue, as previously discussed.

Interest Expenses

The interest expenses for fiscal years 2010 and 2009 were as follows:

	Years Ended June 30,
(In Thousands)	2010	2009
Interest expenses	$170	$165

Interest expenses increased by $5, or 3.0%, to $170 for fiscal year 2010 from $165 in fiscal 2009. This was due to higher usage of credit by the Malaysia operations for the expansion of its facilities.

 Other Income

Other income for fiscal years 2010 and 2009 were as follows:

	Years Ended June 30,
(In Thousands)	2010	2009
Other income	$386	$320

Other income increased by $66, to $386 in fiscal 2010 from $320 in fiscal 2009, primarily due to a decrease in the foreign exchange loss in Singapore and Malaysia, which was attributable to the strengthening of the Singapore dollars against other currencies.

Income Tax

Income tax expenses for fiscal year 2010 were $400, an increase of $451 compared to an income tax benefit of $51 for fiscal 2009. The increase in income tax expenses was mainly due to a higher income tax expense for the increased profits generated by the Malaysia operation and Singapore operations for fiscal year 2010.

We assessed our income tax benefits of $196 as of June 30, 2010 in accordance with ASC Topic 740 (FIN48), which was related to the allocation of corporate management expenses to our Singapore operation in terms of Singapore tax laws.  We did not see any potential benefits arising from this tax position.  Accordingly, no impact of this tax position was recognized in the statement of operations for fiscal 2010.  We did not include any potential income tax position in federal and state income tax returns currently filed.

Loss from Discontinued Operations

Loss from discontinued operations attributable to Trio-Tech International common shareholders decreased by $448 to $40 in fiscal 2010 from $488 in fiscal 2009. The decrease in the loss from discontinued operations was mainly due to a decrease of $300 in impairment loss as compared to fiscal year 2009.

Net Loss

Net loss attributable to Trio-Tech International common shareholders for fiscal 2010 was $373, a decrease of $1,593, compared to $1,966 for fiscal 2009. The decrease in net loss was mainly due to an increase in revenue, but offset by an increase in operating expenses, particularly in the fabrication services segment, and an increase in income tax, as previously discussed.

Non-controlling Interest

As of June 30, 2010, we held a 55% interest in Trio-Tech Malaysia and 55% interest in SHI Singapore.  The non-controlling interest for fiscal 2010 was a net loss of $219, an increase in net loss of $363 compared to the non-controlling interest in the net income of $144 for fiscal 2009. The increase in the non-controlling interest in the net loss of subsidiary was attributable to the loss of $632 from SHI Singapore ,which was partially offset by non-controlling interest in net income of  $413 from Trio-Tech Malaysia.

Loss per Share

Basic and diluted loss per share attributable to Trio-Tech International common shareholders from continuing operations for fiscal 2010 decreased by $0.35 to $0.11 from basic and diluted loss per share from continuing operations of $0.46 in the prior year.

Basic and diluted loss per share attributable to Trio-Tech International common shareholders from discontinued operations for fiscal 2010 decreased by $0.14 to $0.01 from basic and diluted loss per share from discontinued operations of $0.15 in the prior year.

Segment Information

The revenue, gross margin and income (loss) from each segment for fiscal 2010 and fiscal 2009, respectively, are presented below.  As the segment revenue and gross margin for each segment have been discussed in the previous section, only the comparison of income (loss) from operations are discussed below.

Manufacturing Segment

The revenue, gross margin and income (loss) from operations for the manufacturing segment for fiscal years 2010 and 2009 were as follows:

	Years Ended June 30,
(In Thousands)	2010	2009
Revenue	$22,489	$9,582
Gross margin	17.2%	15.8%
Income (Loss) from operations	$1,064	$(1,624)

Loss from operations in the manufacturing segment decreased by $2,688 to a gain of $1,064 in fiscal 2010 from a loss of $1,624 in fiscal 2009.  The increase in operating income was attributable to an increase in gross profit of $2,351, and a decrease in operating expenses of $337. Operating expenses for the manufacturing segment were $2,796 and $3,133 for fiscal 2010 and 2009, respectively. The decrease in operating expenses was mainly due to a decrease of $78 in bad debt expenses and a decrease of $56 in gain on the disposal of fixed assets in the manufacturing segment in fiscal year 2010 as compared to fiscal 2009.

Testing Segment

The revenue, gross margin and income (loss) from operations for the testing segment for fiscal years 2010 and 2009 were as follows:

	Years End June 30,
(In Thousands)	2010	2009
Revenue	$11,852	$9,706
Gross margin	27.6%	30.3%
Income (loss) from operations	$45	$(387)

Income from operations in the testing segment in fiscal 2010 was $45, an increase of $432, compared to a loss from operations of $387 in fiscal 2009.  The increase in operating income was attributable to an increase in gross profits of $328 and a decrease in operating expenses of $104.  Operating expenses were $3,228 and $3,332 for fiscal years 2010 and 2009, respectively. The decrease in operating expenses was mainly due to a decrease of $318 in impairment loss.

Distribution Segment

The revenue, gross margin and income from operations for the distribution segment for fiscal years 2010 and 2009 were as follows:

	Years Ended June 30,
(In Thousands)	2010	2009
Revenue	$1,004	$294
Gross margin	17.3%	26.2%
Income from operations	$94	$57

Income from operations in the distribution segment increased by $37 to $94 in fiscal 2010, compared to $57 in fiscal 2009.  The increase in operating income was due to an increase in gross margin of $97, but offset by an increase in operating expenses of $60.  Operating expenses were $80 for fiscal year 2010 as compared to $20 for fiscal year 2009. The increase in operating expenses was due to an increase in commission expenses incurred in fiscal year 2010 as the result of an increase in commissionable sales.

Real Estate

The revenue, gross margin and income from operations for the real estate segment for fiscal years 2010 and 2009 were as follows:

	Years Ended June 30,
(In Thousands)	2010	2009
Revenue	$700	$413
Gross margin	71.9%	81.8%
Income from operations	$363	$338

Income from operations in the real estate segment increased by $25 to $363 in fiscal 2010, compared to $338 in fiscal 2009. The increase in operating income was due to an increase in investment income of $164 from the development of a piece of property owned by JiaSheng located in Chongqing City, China, and an increase of $124 from rental income, which was offset by an increase in depreciation expense and payroll related expenses as a result of additional investment in this segment in fiscal year 2009.

Fabrication Services

The revenue, gross margin and loss from operations for the fabrication services segment for fiscal years 2010 and 2009 were as follows:

	Years Ended June 30,
(In Thousands)	2010	2009
Revenue	$883	-
Gross margin	(89.7%)	-
Loss from operations	$(1,938)	-

Loss from operations in the fabrication services segment was $1,938.  Operating expenses were $1,146 for fiscal 2010, which mainly consisted of an impairment loss of $432 in goodwill, and depreciation expense of $396. As management determined that the goodwill only belongs to the Company, on the acquisition date, the goodwill was not recorded by the non-controlling interest which controls 45% of the equity of the Company's Indonesia operation. Therefore, the impairment loss of goodwill in fiscal year 2010 was not allocated to the non-controlling interest. Company commenced operations in this segment operation on July 1, 2009. As it is still in the first year of operations and in the development stage, the segment’s revenues are not adequate to cover fixed and other costs. Management believes that the gross margin in the fabrication services segment will improve in the future if the Company is able to increase its revenue and increase the utilization of its facilities.

Corporate

The following table presents the income  from operations for Corporate for fiscal years 2010 and 2009, respectively:

	Years Ended June 30,
(In Thousands)	2010	2009
Income from operations	$4	$76

Corporate operating income decreased by $72 from $76 in fiscal 2009 to $4 in fiscal 2010.  The decrease in operating income was mainly due to a decrease in fees paid to corporate for management services. In July 2009, the Company decreased the percentage of corporate management fees based on the revenue of subsidiaries due to an increase in the revenue from its subsidiaries.  The revenue percentage charged on subsidiaries is a reimbursement to the corporate office to cover its operating expenses. Management reviews this percentage periodically to make sure the amount charged is sufficient to cover its corporate expenses.

Liquidity Comparison

Net cash provided by operating activities during fiscal 2010 was $50, a decrease of $999 from $1,049 in fiscal 2009. The decrease in net cash provided by operating activities for fiscal year 2010 was primarily due to the cash outflow of $7,942 from a change in accounts receivables in fiscal year 2010, compared with cash inflow of $1,593 for fiscal year 2009, and the cash outflow of $2,405 from a change in inventories in fiscal year 2010, compared with cash inflow of $1,103 for fiscal year 2009. However this was offset by a decrease of $1,230 in net loss and cash flow positions from a change in accounts payable of $7,717 in fiscal year 2010, compared with cash outflow of $2,828 for fiscal year 2009. Stock compensation recorded in fiscal year 2010 was $151 as compared to $518 for the prior year. Impairment loss recorded in fiscal year 2010 was $438 as compared to $623 ($300 of the impairment loss in 2009 was from discontinued operations in fiscal 2009) for fiscal 2009.

Net cash used in investing activities was $6,687 in fiscal year 2010, an increase of $6,640 as compared to net cash used in investing activities of $47 for fiscal 2009.  The increase in net cash used by investing activities was primarily due to an increase in capital expenditures in cash of $5,887 for the purchase of machinery and equipment for the testing segment in the Malaysia operation and infrastructure development in the Malaysia and Indonesia operations. In addition, net cash inflow from short term deposits decreased by $1,929, from $2,436 for fiscal year 2009 to $507 for fiscal year 2010.

Net cash provided by financing activities for fiscal year 2010 was $3,639, representing an increase of $5,047 compared to the net cash used in financing activities of $1,408 for fiscal 2009. The increase was mainly due to an increase in the line of credit of $2,532 and long-term bank loans of $2,623 compared with last fiscal year.  On August 10, 2009, the Company's Malaysia operation obtained a long-term loan of RM 9,625, or approximately $2,834, offered by a financial institution in Malaysia for the purpose of purchasing a building for its testing operations in Petaling Jaya, Kuala Lumpur, Malaysia.

Our Malaysia operation has expansion plans to meet the growing demand of a major customer in Malaysia, as the existing facility is inadequate to meet the demands of that customer.  The Company has capital commitments for the purchase of equipment and other related infrastructure costs amounting to RM 2,509, or approximately $739. In September 2010, a financial institution in Malaysia approved a long-term capital lease of approximately $255 for our Malaysian operation to purchase testing equipment for its expansion plans. We plan to finance the rest of the capital expenditures primarily through operating cash flows and bank loans. This expansion is expected to be completed by the end of second quarter in fiscal 2011.

We believe we have the necessary financial resources to meet our projected cash requirement for at least the next twelve months.

Corporate Guarantee Arrangement

We provided a corporate guarantee of approximately $1,784 to one of our subsidiaries in Southeast Asia to secure line-of-credit and term loans from a bank to finance the operations of such subsidiary. In April 2010, this guarantee was released by the local bank.

Capital Resources

Our working capital (defined as current assets minus current liabilities) has historically been generated primarily from the following sources: operating cash flow, availability under our revolving line of credit and short-term loans.  The working capital was $8,665 as of June 30, 2010, representing a decrease of $1,810 or 17.3%, compared to working capital of $10,475 as of June 30, 2009 mainly due to a decrease in cash and an increase in trade payables, lines of credit and accrued expenses, which was partially offset by an increase in accounts receivable and inventory, as discussed above. The most significant sources of working capital during fiscal 2010 were $2,532 from lines of credit and $2,566 from long-term loans. The most significant use of working capital during fiscal 2010 was the capital expenditure of $7,245, as discussed previously.

The majority of our capital expenditures are based on demands from our customers, as we are operating in a capital intensive industry.  In the past three years, our capital expenditures ranged from $1.4 million to $7.2 million.  We financed our capital expenditures and other operating expenses through operating cash flows, revolving lines of credit and long-term debts.

Our credit rating provides us with ready and adequate access to funds in global markets.  At June 30, 2010, we had available unused lines of credit totaling $4,727.

Entity with	Type of	Interest	Expiration	Credit	Unused
Facility	Facility	Rate	Date	Limitation	Credit
Trio-Tech Bangkok	Line of Credit	Prime rate (5.75% as of June 30, 2010) plus 0.25% per annum	Sept. 2010	123	92
Trio-Tech Singapore	Line of Credit	Prime rate (5.53% as of June 30, 2010) plus 0.25% per annum	Aug. 2010	6,257	4,635
Total				$6,380	$4,727

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

Off Balance Sheet Arrangements

We do not consider the Company to have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

Significant portions of our revenue are denominated in Singapore dollars, Malaysian ringgit, Thai baht, Chinese yuan and other currencies.  Consequently, a portion of our costs, revenue and operating margins may be affected by fluctuations in exchange rates, primarily between the U.S. dollar and such foreign currencies.  Our financial position and results of operations are also affected by fluctuations in exchange rates between reporting currency (which is in U.S. dollars) and functional currencies used in our operations.  Foreign currency translation adjustments resulted in an increase of $734 in fiscal 2010 and a decrease of $866 in fiscal 2009 to shareholders’ equity.

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

The interest rates on our line of credit and loans range from 2.53% to 5.75% per annum. These interest rates are subject to change and we cannot predict an increase or decrease in rates, if any. As of June 30, 2010, the outstanding aggregate principal balance on these loans was approximately $3,044.
Fiscal year end June 30,	2011		2012		2013		2014		2015		Thereafter		Total		Fair value
	$		$		$		$		$		$		$		$
Loans – Denominated in Singapore dollars, interest at the bank’s prime rate (range from 2.53% to 5.53% at June 30, 2010 and at 5.28% per annum as June 30, 2009)		215		-		-		-		-		-		215		215
Loans Denominated in Malaysian ringgit, interest at the bank’s BLR (6.05% less 1.5% per annum at June 30, 2010)		263		263		263		263		263		1,514		2,829		2,829
TOTAL		478		263		263		263		263		1,514		3,044		3,044

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this item is included in the Company's consolidated financial statements beginning on page 53 of this Annual Report on Form 10-K.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A (T) – CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer (the principal executive and principal financial officers, respectively, of the Company) of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2010, the end of the period covered by this Form 10-K.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010.

Additionally, management has the responsibility for establishing and maintaining adequate internal control over financial reporting for the Company and thus also assessed the effectiveness of our internal controls over financial reporting as of June 30, 2010.  Management used the framework set forth in the report entitled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting.

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

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal controls over financial reporting were effective as of June 30, 2010.

ITEM 9B – OTHER INFORMATION

None.

PART III

The information required by Items 10 through 14 of Part III of this Form 10-K (information regarding our directors and executive officers, executive compensation, security ownership of certain beneficial owners, management, related stockholder matters, and certain relationships and related transactions and principal accountant fees and services, respectively) is hereby incorporated by reference from the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2010.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)     (1 and 2)     FINANCIAL STATEMENTS AND SCHEDULES:

The following financial statements, including notes thereto and the independent auditors' report with respect thereto, are filed as part of this Annual Report on Form 10-K, starting on page 53 hereof:

1.   Management’s Report on Internal Control over Financial Reporting
2.   Report of Independent Public Accounting Firm
3.   Consolidated Balance Sheets
4.   Consolidated Statements of Operations  and Comprehensive Income
5.   Consolidated Statements of Shareholders' Equity
6.   Consolidated Statements of Cash Flows
7.   Notes to Consolidated Financial Statements

b)      EXHIBITS:

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

10.31
Credit Facility Letter dated July 7, 2003, between Trio-Tech International Pte. Ltd. and Hong Leong Finance Limited. [Incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for June 30, 2004.]

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

10.35
Letter of Offer, dated June 3, 2005 between Globetronics Technology BHD. and Trio Tech International PTE. LTD.  [Incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed on June 8, 2005.]

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

10.41	Credit Facility Letter dated May 10, 2005, between Trio-Tech International Pte. Ltd. and DBS
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

10.44
Real Estate Lease, dated November 11, 2005 between JTC Corporation and Trio-Tech International Pte Ltd. for Block 1004 Toa Payoh North #03-06/07.  [Incorporated by reference to Exhibit 10. 44 to the Registrant’s Annual Report on Form 10-K for June 30, 2006.]

10.45
Real Estate Lease, dated March 10, 2006 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1004 Toa Payoh North #04-05/07. [Incorporated by reference to Exhibit 10. 45 to the Registrant’s Annual Report on Form 10-K for June 30, 2006.]

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
[Incorporated by reference to Exhibit 10. 47 to the Registrant’s Annual Report on Form 10-K for June 30, 2006.]

10.48
Credit Facility Letter dated July 26, 2006, between Trio-Tech International Pte. Ltd. and DBS Bank Ltd. [Incorporated by reference to Exhibit 10. 48 to the Registrant’s Annual Report on Form 10-K for June 30, 2006.]

10.49	Credit Facility Letter dated April 19, 2007, between Trio-Tech International Pte. Ltd. and Standard Chartered Bank.
[Incorporated by reference to Exhibit 10. 49 to the Registrant’s Annual Report on Form 10-K for June 30, 2007.]

10.50	Real Estate Lease, dated February 20, 2006 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1004 Toa Payoh North #01-08/09/10/11/12/13/14/15 (Ancillary).
[Incorporated by reference to Exhibit 10. 50 to the Registrant’s Annual Report on Form 10-K for June 30, 2007.]

10.51	Real Estate Lease, dated July 31, 2006 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1004 Toa Payoh North #03-06/07 (Ancillary).
[Incorporated by reference to Exhibit 10. 51 to the Registrant’s Annual Report on Form 10-K for June 30, 2007.]

10.52	Real Estate Lease, dated September 26, 2006 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1004 Toa Payoh North #03-01/02/03.
[Incorporated by reference to Exhibit 10. 52 to the Registrant’s Annual Report on Form 10-K for June 30, 2007.]

10.53	Real Estate Lease, dated September 26, 2006 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1004 Toa Payoh North #03-16.

10.54	Real Estate Lease, dated October 11, 2006 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1004 Toa Payoh North #04-08/09/10.
[Incorporated by reference to Exhibit 10. 54 to the Registrant’s Annual Report on Form 10-K for June 30, 2007.]

10.55	Real Estate Lease, dated October 26, 2006 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1004 Toa Payoh North #07-01/02/03/04/08/06/07 and its ancillary sites.
[Incorporated by reference to Exhibit 10. 55 to the Registrant’s Annual Report on Form 10-K for June 30, 2007.]

10.56	Real Estate Lease, dated May 2, 2007 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1004 Toa Payoh North #04-17, #04-14/15/16 and #03-08/09/10.
[Incorporated by reference to Exhibit 10. 56 to the Registrant’s Annual Report on Form 10-K for June 30, 2007.]

10.57	Real Estate Lease, dated December 20, 2005 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1008 Toa Payoh North #03-07/08 (Ancillary).
[Incorporated by reference to Exhibit 10. 57 to the Registrant’s Annual Report on Form 10-K for June 30, 2007.]

10.58	Real Estate Lease, dated May 9, 2006 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1008 Toa Payoh North #03-09/10/11/12/14/15/16/17.
[Incorporated by reference to Exhibit 10. 58 to the Registrant’s Annual Report on Form 10-K for June 30, 2007.]

10.59	Real Estate Lease, dated July 20, 2006 between JTC Corporation and Trio-Tech International Pte. Ltd. for
Block 1008 Toa Payoh North #01-08.
[Incorporated by reference to Exhibit 10. 59 to the Registrant’s Annual Report on Form 10-K for June 30, 2007.]

10.60	Real Estate Lease, dated September 22, 2006 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1008 Toa Payoh North #02-03/04/05/06.
[Incorporated by reference to Exhibit 10. 60 to the Registrant’s Annual Report on Form 10-K for June 30, 2007.]

10.61	Real Estate Lease, dated September 22, 2006 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1008 Toa Payoh North #02-18.
[Incorporated by reference to Exhibit 10. 61 to the Registrant’s Annual Report on Form 10-K for June 30, 2007.]

10.62	Real Estate Lease, dated January 18, 2007 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1008 Toa Payoh North #07-01.
[Incorporated by reference to Exhibit 10. 62 to the Registrant’s Annual Report on Form 10-K for June 30, 2007.]

10.63	Real Estate Lease, dated January 29, 2007 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1008 Toa Payoh North #07-17/18 and its ancillary site.
[Incorporated by reference to Exhibit 10. 63 to the Registrant’s Annual Report on Form 10-K for June 30, 2007.]

10.64	Real Estate Lease, dated February 21, 2007 between JTC Corporation and Universal (Far East) Pte. Ltd. for Block 1008 Toa Payoh North #01-09/10/11.
[Incorporated by reference to Exhibit 10. 64 to the Registrant’s Annual Report on Form 10-K for June 30, 2007.]

10.65	Real Estate Lease, dated August 2, 2007 between JTC Corporation and Universal (Far East) Pte. Ltd. for Block 1008 Toa Payoh North #02-17.
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

10.72
Sales and purchase agreement, dated January 4, 2008, between Trio-Tech (Chongqing) Co., Ltd. and MaoYe Property Ltd. for office units at Jiang Bei No. 21 Road, Chongqing, China. [Incorporated by reference to Exhibit 10. 1 to the Registrant’s Quarterly Report on Form 10-Q for December 31, 2007.]

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

10.75
 Real Estate Lease dated August 15, 2007 between Lijing Corporation and Trio-Tech (Chongqing) Co., Ltd. for Unit#26-04/05 in Chongqing China [Incorporated by reference to Exhibit 10.75 to the Registrant’s Annual Report on Form 10-K for June 30, 2008.]

10.76
Real Estate Lease dated August 31, 2007 between Shanghai (Waigaoqiao) FTZ New Development Company Ltd. and Trio-Tech (ShangHai) Co., Ltd. for No. 273 Debao Road Factory No. 58 in Shanghai China [Incorporated by reference to Exhibit 10.76 to the Registrant’s Annual Report on Form 10-K for June 30, 2008.]

10.77
Real Estate Lease dated May 9, 2008, between Chongqing JiangBei Weige Bridal and Trio-Tech (Chongqing) Co., Ltd. for JiangBei MaoYe DongFang Square No.  31st floor 15 units of floor space in Shanghai China [Incorporated by reference to Exhibit 10.77 to the Registrant’s Annual Report on Form 10-K for June 30, 2008.]

10.78
Credit Facility Letter dated August 24, 2008, between Trio-Tech (M) Sdn Bhd. and CIMB Bank Malaysia Berhad [Incorporated by reference to Exhibit 10.78 to the Registrant’s Annual Report on Form 10-K for June 30, 2008.]

10.79	Sales and purchase agreement, dated January 8, 2009, between Trio-Tech (Malaysia) Co., Ltd. and TS Matrix Properties Sdn, Bhd. for a building located in Selangor, Malaysia. *

21.1
Subsidiaries of the Registrant (100% owned by the Registrant except as otherwise stated)

Express Test Corporation (Dormant), a California Corporation

Trio-Tech Reliability Services (Dormant), a California Corporation

KTS Incorporated, dba Universal Systems (Dormant), a California Corporation

European Electronic Test Center. Ltd., a Cayman Islands Corporation (Operation ceased on November 1, 2005)

Trio-Tech International Pte. Ltd., a Singapore Corporation

Universal (Far East) Pte. Ltd., a Singapore Corporation

Trio-Tech International (Thailand) Co., Ltd., a Thailand Corporation

Trio-Tech (Bangkok) Co., Ltd., a Thailand Corporation

Trio-Tech (Malaysia) Sdn Bhd., a Malaysia Corporation (55% owned by the subsidiary of Registrant)

Trio-Tech (Kuala Lumpur) Sdn Bhd., a Malaysia Corporation (100% owned by Trio-Tech Malaysia)

Prestal Enterprise Sdn. Bhd., a Malaysia Corporation (76% owned by the Registrant)

Trio-Tech (Suzhou) Co., Ltd., a China Corporation

Trio-Tech (Shanghai) Co., Ltd., a China Corporation

Trio-Tech (ChongQing) Co. Ltd., (100% owned by Trio-Tech International Pte. Ltd., a Singapore Corporation)

SHI International Pte. Ltd, a Singapore Corporation (55%owned Trio-Tech International Pte. Ltd., a Singapore Corporation)

PT SHI Indonesia, an Indonesia Corporation (100% owned by by SHI International Pte. Ltd., a Singapore operation)

Trio-Tech (Tianjin) Co., Ltd., a China Corporation (100% owned by Trio-Tech International Pte. Ltd., a Singapore Corporation)

23.1 31.1 31.2 32
Consent of Independent Registered Public Accounting Firm*

Rule 13a-14(a) Certification of Principal Executive Officer of Registrant*

Rule 13a-14(a) Certification of Principal Financial Officer of Registrant*

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

TRIO-TECH INTERNATIONAL

By: /s/ Victor H.M. Ting VICTOR H.M. TING Vice President and Chief Financial Officer Date: October 1, 2010

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

/s/ A. Charles Wilson
A. Charles Wilson, Director
Chairman of the Board
October 1, 2010

/s/ S. W. Yong
S. W. Yong, Director
President, Chief Executive Officer
(Principal Executive Officer)
October 1, 2010

/s/ Victor H. M. Ting
Victor H.M. Ting
Vice President, Chief Financial Officer
(Principal Financial Officer)
October 1, 2010

/s/ Jason T. Adelman
Jason T. Adelman, Director
October 1, 2010

/s/ Richard M. Horowitz
Richard M. Horowitz, Director
October 1, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Trio-Tech International
Van Nuys, California

We have audited the accompanying consolidated balance sheets of Trio-Tech International and Subsidiaries (the “Company”) as of June 30, 2010 and 2009, and the related consolidated statements of operations and comprehensive income, shareholders' equity and cash flows for the years ended June 30, 2010 and 2009. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trio-Tech International and Subsidiaries at June 30, 2010 and 2009, and the results of their operations and their cash flows for the years ended June 30, 2010 and 2009 in conformity with U.S. generally accepted accounting principles.

/s/ Mazars LLP
Mazars LLP
CERTIFIED PUBLIC ACCOUNTANTS

Singapore
September 28, 2010

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	June 30,	June 30,
	2010	2009
ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$3,244	$6,037
Short-term deposits	2,714	1,994
Trade accounts receivable, less allowance for doubtful accounts of $91 and $165	12,142	3,981
Other receivables	778	279
Inventories, less provision for obsolete inventory of $907 and $718	3,400	1,184
Investment in property development	887	1,173
Prepaid expenses and other current assets	296	167
Total current assets	23,461	14,815

INVESTMENT PROPERTY IN CHINA, Net	2,141	1,762
PROPERTY, PLANT AND EQUIPMENT, Net	12,695	6,607
GOODWILL	-	-
OTHER ASSETS	1,180	1,326
RESTRICTED TERM DEPOSIT	2,247	3,437
TOTAL ASSETS	$41,724	$27,947

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Line of credit	$2,532	$-
Accounts payable	7,968	1,025
Accrued expenses	3,419	1,769
Income taxes payable	342	202
Current portion of bank loans payable	478	1,266
Current portion of capital leases	57	78
Total current liabilities	14,796	4,340

BANK LOANS PAYABLE, net of current portion	2,566	237
CAPITAL LEASES, net of current portion	-	52
DEFERRED TAX LIABILITIES	718	526
OTHER NON-CURRENT LIABILITIES	569	10
TOTAL LIABILITIES	$18,649	$5,165

COMMITMENTS AND CONTINGENCIES	-	-

EQUITY
TRIO-TECH INTERNATIONAL’S SHAREHOLDERS' EQUITY:
Common Stock; no par value, 15,000,000 shares authorized; 3,227,430 shares issued and outstanding at June 30, 2010 and 2009	10,365	10,365
Paid-in capital	1,597	1,446
Accumulated retained earnings	6,486	6,859
Accumulated other comprehensive gain-translation adjustments	1,818	1,194
Total Trio-Tech International shareholders' equity	20,266	19,864
NON-CONTROLLING INTEREST	2,809	2,918
TOTAL EQUITY	$23,075	$22,782
TOTAL LIABILITIES AND EQUITY	$41,724	$27,947

See accompanying notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

	Years Ended June 30,
	2010	2009
Revenue
Products	$23,493	$9,876
Services	11,852	9,706
Fabrication services	883	-
Others	700	413
	36,928	19,995
Cost of Sales
Cost of products sold	19,459	8,291
Cost of services rendered	8,579	6,761
Cost of fabrication services rendered	1,675	-
Others	197	75
	29,910	15,127

Gross Margin	7,018	4,868

Operating Expenses
General and administrative	6,379	5,739
Selling	535	367
Research and development	39	39
Impairment loss	438	323
Gain on disposal of property, plant and equipment	(5)	(60)
Total operating expenses	7,386	6,408

Loss from Operations	(368)	(1,540)

Other Income (Expenses)
Interest expense	(170)	(165)
Other income	386	320
Total Other Income	216	155

Loss from Continuing Operations Before Income Tax	(152)	(1,385)

Income Tax Expense (Benefit )	400	(51)
Loss from Continuing Operations before
Non-controlling Interest, net of tax	(552)	(1,334)

Discontinued Operations (Note 22)
Loss from discontinued operations, net of tax	(40)	(488)
Net Loss	(592)	(1,822)
Less: Net (loss) income attributable to the non-controlling interest	(219)	144
Net Loss Attributable to Trio-Tech International	$(373)	$(1,966)
Amounts Attributable to Trio-Tech International Common Shareholders:
Loss from Continuing Operations, net of tax	(333)	(1,478)
Loss from Discontinued Operations, net of tax	(40)	(488)
Net Loss attributable to Trio-Tech International common shareholders	(373)	(1,966)

Comprehensive (loss) / Income attributable to Trio-Tech common shareholders:

Net Loss	(592)	(1,822)
Foreign currency translation, net of tax	734	(866)
Comprehensive Income (Loss)	142	(2,688)
Less: Comprehensive (loss) income attributable to the non-controlling interest	(109)	110
Comprehensive Income (Loss) Attributable to Trio-Tech International	251	(2,798)

BASIC AND DILUTED LOSS PER SHARE:
Basic loss per share from continuing operations attributable to Trio-Tech International	$(0.11)	$(0.46)
Basic loss per share from discontinued operations attributable to Trio-Tech International	$(0.01)	$(0.15)
Basic and diluted loss per share from net loss attributable to Trio- Tech International	$(0.12)	$(0.61)

Weighted Average Shares Outstanding
Basic	3,227	3,227
Diluted	3,227	3,227

See accompanying notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (IN THOUSANDS)

	Common Stock			Additional Paid-in	Accumulated Retained	Accumulated Other Comprehensive	Non Controlling
	Shares	Amount		Capital	Earnings	Income (Loss)	Interest	Total
		$		$	$	$	$	$
Balance at July 1, 2008	3,226		10,362	928	8,825	2,026	2,808		24,949

Cash received from stock
options exercised	1		3						3
Stock option expenses				518					518
Net income (loss)					(1,966)		144		(1,822)
Translation adjustment						(832)	(34)		(866)

Balance at June 30, 2009	3,227		10,365	1,446	6,859	1,194	2,918		22,782

Stock option expenses				151					151
Net loss					(373)		(219)		(592)
Translation adjustment						624	110		734

Balance at June 30, 2010	3,227		10,365	1,597	6,486	1,818	2,809		23,075

See accompanying notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (IN THOUSANDS)
	Years Ended June 30,
	2010	2009
Cash Flow from Operating Activities
Net loss	$(592)	$(1,822)
Adjustments to Reconcile from Net Loss to
Net Cash Flow Provided by Operating Activities
Depreciation and amortization	2,262	2,135
Bad debts expense, net	42	128
Inventory provision	189	162
Accrued interest expense net accrued interest income	125	(89)
Impairment loss	438	623
Stock compensation expense	151	518
Gain on sale of plant, property and equipment – continued operations	(5)	(60)
Deferred tax provision	192	16
Investment income	-	(211)
Changes in Operating Assets and Liabilities, Net of Acquisition Effects
Accounts receivables	(7,942)	1,593
Other receivables	(499)	517
Other assets	146	(513)
Inventories	(2,405)	1,103
Prepaid expenses and other current assets	203	(29)
Accounts payable and accrued expenses	7,717	(2,828)
Other payables	(112)	1
Income tax payable	140	(195)
Net Cash Provided by Operating Activities	50	1,049

Cash Flow from Investing Activities
Proceeds from unrestricted and restricted term deposits	3,713	3,014
Investments in unrestricted and restricted term deposits	(3,206)	(1,425)
Investment in project of property development	(558)	(529)
Additions to property, plant and equipment	(7,245)	(1,358)
Proceeds from investment property in China	88	-
Proceeds from project of property development	291	-
Acquisition of PTSHI in Indonesia	225	-
Proceeds from sales of equipment	5	251
Net Cash used in Investing Activities	(6,687)	(47)

Cash Flow From Financing Activities
Proceeds from borrowings on lines of credit	2,532	-
Repayment of bank loans and capital leases	(1,516)	(1,411)
Proceeds from long-term bank loans	2,623	-
Proceeds from exercising stock options	-	3
Net Cash Provided by (used in) Financing Activities	3,639	(1,408)

Effect of Changes in Exchange Rate	205	(157)

NET DECREASE IN CASH & CASH EQUIVALENTS	(2,793)	(563)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	6,037	6,600
CASH AND CASH EQUIVALENTS, END OF YEAR	$3,244	$6,037

Supplementary Information of Cash Flows
Cash paid during the period for:
Interest	$180	$160
Income taxes	$23	$52

See accompanying notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2010 AND 2009
(IN THOUSANDS, EXCEPT PER SHARE AND NUMBER OF SHARES)

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Basis of Presentation and Principles of Consolidation - Trio-Tech International (“the Company” or “TTI” hereafter) was incorporated in fiscal 1958 under the laws of the State of California.  TTI provides third-party semiconductor testing and burn-in services primarily through its laboratories in Southeast Asia. In addition, TTI operates testing facilities in the United States.  The Company also designs, develops, manufactures and markets a broad range of equipment and systems used in the manufacturing and testing of semiconductor devices and electronic components. TTI conducts business in five business segments: Testing Services, Manufacturing, Distribution, Real Estate and Fabrication services.  TTI has subsidiaries in the U.S., Singapore, Malaysia, Thailand, China and Indonesia as follows:

	Ownership	Location
Express Test Corporation (Dormant)	100%	Van Nuys, California
Trio-Tech Reliability Services (Dormant)	100%	Van Nuys, California
KTS Incorporated, dba Universal Systems (Dormant)	100%	Van Nuys, California
European Electronic Test Centre (Operation ceased on November 1, 2005)	100%	Dublin, Ireland
Trio-Tech International Pte. Ltd.	100%	Singapore
Universal (Far East) Pte. Ltd.	100%	Singapore
Trio-Tech International (Thailand) Co., Ltd.	100%	Bangkok, Thailand
Trio-Tech (Bangkok) Co. Ltd.	100%	Bangkok, Thailand
Trio-Tech (Malaysia) Sdn Bhd	55%	Penang and Selangor, Malaysia
Trio-Tech (Kuala Lumpur) Sdn Bhd - 100% owned by Trio-Tech Malaysia	55%	Selangor, Malaysia
Prestal Enterprise Sdn. Bhd	76%	Selangor, Malaysia
Trio-Tech (Suzhou) Co. Ltd.	100%	Suzhou, China
Trio-Tech (Shanghai) Co. Ltd.	100%	Shanghai, China
Trio-Tech (Chongqing) Co. Ltd.	100%	Chongqing, China
SHI International Pte. Ltd.	55%	Singapore
PT SHI Indonesia (acquired on July 1, 2009) – 100% owned by SHI International Pte. Ltd.	55%	Batam, Indonesia
Trio-Tech (Tianjin) Co. Ltd. –100% owned by Trio-Tech International Pte. Ltd.	100%	Tianjin, China

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (‘‘U.S. GAAP’’). The basis of accounting differs from that used in the statutory financial statements of the Company’s subsidiaries and equity investee companies, which are prepared in accordance with the accounting principles generally accepted in their respective countries of incorporation. In the opinion of management, the consolidated financial statements have reflected all costs incurred by the Company and its subsidiaries in operating the business.

All dollar amounts in the financial statements and in the notes herein are U.S. dollars (‘‘U.S.$’’) unless otherwise designated.

Liquidity - During fiscal 2010 the Company incurred a net loss of $592.

The Company’s core business, testing services, manufacturing and distribution, operates in a volatile industry, whereby its average selling prices and product costs are influenced by competitive factors. These factors create pressures on sales, costs, earnings and cash flows, which will impact liquidity.

Foreign Currency Translation and Transactions — The U.S. dollar is the functional currency of the U.S. parent company. The Singapore dollar, the national currency of Singapore, is the primary currency of the economic environment in which the operations in Singapore are conducted.  The Company also operates in Malaysia, Thailand, China and Indonesia, of which the Malaysian ringgit, Thai baht, Chinese remimbi and Indonesian rupiah respectively, are the national currencies.  The Company uses the United States dollar (“U.S. dollars”) for financial reporting purposes.

The Company translates assets and liabilities of its subsidiaries outside the U.S. into U.S. dollars using the rate of exchange prevailing at the fiscal year end, and the statement of operations is translated at average rates during the reporting period.  Adjustments resulting from the translation of the subsidiaries’ financial statements from foreign currencies into U.S. dollars are recorded in shareholders' equity as part of accumulated comprehensive gain - translation adjustments.  Gains or losses resulting from transactions denominated in currencies other than functional currencies of the Company’s subsidiaries are reflected in income for the reporting period.

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

During the second quarter of fiscal year 2009, Trio-Tech International Pte. Ltd. (Singapore operations) reversed approximately $159 in accruals based on new and updated information.  This was related to the reversal of bonus provisions and annual leave provisions that were included in accrued expenses at September 30, 2008.  The provision for bonuses in the amount of $118 was based and in line with Company’s policy and guidelines related to bonuses and the financial results of the Singapore operation, group objectives and individual employee performance set up at the beginning of fiscal year 2009, and employee headcount on June 30, 2008.  However, as the Singapore operations suffered higher than expected operating losses during the six months ended December 31, 2008, management believed that the Singapore operations would not be able to meet the criteria of the initial financial objectives created at the beginning of fiscal 2009.  The Company does not have any legal or contractual obligation for the payment of bonuses, hence the reversal was required. Accordingly, the over-provision of $159 was reversed during the second quarter of fiscal 2009.

These changes in estimate decreased the cost of sales by $84 and decreased general and administrative expenses by $75. The net impact was a decrease in net loss for fiscal 2009 of $159, or $0.05 per basic and diluted share.

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

Revenue from product sales is also recorded in accordance with the provisions of ASC Topic 605 (Emerging Issues Task Force (EITF) Statement 00-21) Revenue Arrangements with Multiple Deliverables and Staff Accounting Bulletin (SAB) 104 Revenue Recognition in Financial Statements, which generally require revenue earned on product sales involving multiple-elements to be allocated to each element based on the relative fair values of those elements.  Accordingly, the Company allocates revenue to each element in a multiple-element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold and specifically defined in a quotation or contract.  The Company allocates a portion of the invoice value to products sold and the remaining portion of invoice value to installation work in proportion to the fair value of products sold and installation work to be performed.  Training elements are valued based on hourly rates, which the Company charges for these services when sold apart from product sales.  The fair value determination of products sold and the installation and training work is also based on our specific historical experience of the relative fair values of the elements if there is no easily observable market price to be considered. In fiscal 2010 and 2009, the installation revenues generated in connection with product sales were immaterial and were included in the product sales revenue line on the consolidated statements of operations.

In the fabrication services segment, which large and complex structures employed to process oil and gas and for temporary storage, revenue is recognized from long-term, fixed-price contracts using the percentage-of-completion method of accounting:  (1) Input measures - measured by multiplying the estimated total contract value by the ratio of actual contract costs incurred to date to the estimated total contract costs, and (2) Output measures – measured based on completion of contract of milestones. The Company makes significant estimates involving its usage of percentage-of-completion accounting to recognize contract revenues. The Company periodically reviews contracts in process for estimates-to-completion, and revises estimated gross profit accordingly. While the Company believes its estimated gross profit on contracts in process is reasonable, unforeseen events and changes in circumstances can take place in a subsequent accounting period that may cause the Company to revise its estimated gross profit on one or more of its contracts in process. Accordingly, the ultimate gross profit realized upon completion of such contracts can vary significantly from estimated amounts between accounting periods.

In the real estate segment: (1) revenue from property development is earned and recognized on the earlier of the dates when the underlying property is sold or upon the maturity of the agreement. If this amount is uncollectible, the agreement empowers the repossession of the property, and (2) rental revenue is recognized on a straight-line basis over the terms of the respective leases. This means that, with respect to a particular lease, actual amounts billed in accordance with the lease during any given period may be higher or lower than the amount of rental revenue recognized for the period. Straight-line rental revenue is commenced when the tenant assumes possession of the leased premises. Accrued straight-line rents receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with lease agreements.

GST / Indirect Taxes — The Company’s policy is to present taxes collected from customers and remitted to governmental authorities on a net basis. The Company records the amounts collected as a current liability and relieves such liability upon remittance to the taxing authority without impacting revenues or expenses.

Accounts Receivable and Allowance for Doubtful Accounts — During the normal course of business, the Company extends unsecured credit to its customers in all segments.  Typically, credit terms require payment to be made between 30 to 90 days from the date of the sale.  The Company generally does not require collateral from our customers.

The Company’s management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. The Company includes any account balances that are determined to be uncollectible, along with a general reserve, in the overall allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  Based on the information available to management, the Company believed that its allowance for doubtful accounts was adequate as of June 30, 2010.

Warranty Costs — The Company provides for the estimated costs that may be incurred under its warranty program at the time the sale is recorded in its manufacturing segment.  The Company estimates warranty costs based on the historical rates of warranty returns.  The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.

Cash and Cash Equivalents —  The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Short Term Deposits — Term deposits consist of bank balances and interest bearing deposits having maturity of 1 to 12 months.  As of June 30, 2010, the Company held approximately $1,998 of restricted term deposits in the Company’s 100% owned Trio Tech International Pte. Ltd., which were denominated in Singapore currency and $249 of restricted term deposits in the Company’s 55% owned Malaysian subsidiary, which were denominated in the currency of Malaysia. The entire amount of unrestricted term deposits in Malaysia is available for dividend distribution, which is subject to the sufficiency requirement of retained earnings under Malaysian laws and regulations. As of June 30, 2010, the Company held approximately $1,427 of unrestricted term deposits in the Company’s 100% owned Trio Tech International Pte. Ltd., which were denominated in Singapore currency, approximately $3 in unrestricted term deposits in the Company’s 100% owned Thailand subsidiary  which were denominated in the currency of Thai baht and approximately $1,284 in unrestricted term deposits in the Company’s 100% owned Suzhou subsidiary, which were denominated in the currency of Chinese yuan.

Inventories — Inventories in the Company’s manufacturing and distribution segments consisting principally of raw materials, works in progress, and finished goods are stated at the lower of cost, using the first-in, first-out (FIFO) method, or market value.  The semiconductor industry is characterized by rapid technological change, short-term customer commitments and rapid changes in demand.  Provisions for estimated excess and obsolete inventory are based on our regular reviews of inventory quantities on hand and the latest forecasts of product demand and production requirements from our customers.  Inventories are written down for not saleable, excess or obsolete raw materials, works-in-process and finished goods by charging such write-downs to cost of sales. In addition to write-downs based on newly introduced parts, statistics and judgments are used for assessing provisions of the remaining inventory based on salability and obsolescence.

Property, Plant and Equipment & Investment Property— Property, plant and equipment and investment property in China are stated at cost, less accumulated depreciation and amortization.  Depreciation is provided for over the estimated useful lives of the assets using the straight-line method. Amortization of leasehold improvements is provided for over the lease terms or the estimated useful lives of the assets, whichever is shorter, using the straight-line method.

Maintenance, repairs and minor renewals are charged directly to expense as incurred.  Additions and improvements to property and equipment are capitalized.  When assets are disposed of, the related cost and accumulated depreciation thereon are removed from the accounts and any resulting gain or loss is included in the statement of operations.

Other Intangible Assets — Under ASC Topic 350, Goodwill and Other Intangible Assets (ASC Topic 350), effective January 1, 2002, goodwill and indefinite lived intangible assets are not amortized, but are reviewed annually for impairment, or more frequently, if indications of possible impairment exist. The Company identified a customer relationship as the only intangible asset with a finite life of five years during the process of acquiring the testing business in Malaysia in July 2005.  The estimated fair value of this intangible asset was approximately $482 and was being amortized over a five-year period on a straight-line basis.   The intangible assets of the customer relationship were fully amortized as of June 30, 2009.

Valuation of Goodwill - The Company tested the goodwill on the reporting unit level. Management determines the fair value of our reporting unit using a combination of the income approach, which is based on a discounted cash flow analysis of the reporting unit, and the market approach. Management reviews goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. The Company based the fair value estimates on assumptions that management believes to be reasonable. Actual future results may differ from those estimates. In addition, makes certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for the reporting unit.

Long-Lived Assets & Impairment

Our business requires heavy investment in manufacturing facilities and equipment that are technologically advanced but can quickly become significantly under-utilized or rendered obsolete by rapid changes in demand. In addition, we have recorded intangible assets with finite lives related to our acquisitions.

We evaluate our long-lived assets, including property, plant and equipment and purchased intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors considered important that could result in an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for our business, significant negative industry or economic trends, and a significant decline in our stick price for a sustained period of time. Impairment is recognized based on the difference between the fair value of the asset and its carrying value, and fair is generally measured based on discounted cash flow analysis, if there is significant adverse change.

We apply the provisions of ASC Topic 360, Accounting for the Impairment or Disposal of Long-Lived Assets (ASC Topic No. 360”), to property, plant and equipment, and other intangible assets such as customer relationships.  Topic 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets.  Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

In the future, we may be required to record impairment charges on our long-lived assets. During the fourth quarter of fiscal 2010, we performed an impairment analysis at entity level for long-lived assets and determined that there was an immaterial amount of $6 of impairment loss.

Leases — The Company leased certain property, plant and equipment in the ordinary course of business.  The leases had varying terms. Some may have included renewal and/or purchase options, escalation clauses, restrictions, penalties or other obligations that the Company considered in determining minimum lease payments.  The leases were classified as either capital leases or operating leases, in accordance with ASC Topic 840, Accounting for Leases. The Company records monthly rent expense equal to the total amount of the payments due in the reporting period over the lease term in accordance with accounting principles accepted by the United States of America.  The difference between rent expense recorded and the amount paid is credited or charged to deferred rent, which is included in accrued expenses in the accompanying consolidated balance sheet.

The Company’s management expects that in the normal course of business, operating leases will be renewed or replaced by other leases.  The future minimum operating lease payments, for which the Company is contractually obligated as of June 30, 2010, are disclosed in the notes to the consolidated financial statements.

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

Comprehensive Income (Loss) — ASC Topic 220, Reporting Comprehensive Income, (ASC Topic 220) establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of general-purpose financial statements. The Company has chosen to report comprehensive income (loss) in the statements of operations and comprehensive income (loss).  Comprehensive income (loss) is comprised of net income (loss) and all changes to shareholders’ equity except those due to investments by owners and distributions to owners.

Income Taxes — The Company accounts for income taxes using the liability method in accordance with Statement of ASC Topic 740, Accounting for Income Taxes. ASC Topic 740 requires an entity to recognize deferred tax liabilities and assets.  Deferred tax assets and liabilities are recognized for the future tax consequence attributable to the difference between the tax bases of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in future years.  Further, the effects of enacted tax laws or rate changes are included as part of deferred tax expenses or benefits in the period that covers the enactment date.

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

Retained Earnings — It is the intention of the Company to reinvest earnings of its foreign subsidiaries in the operations of those subsidiaries.  Accordingly, no provision has been made for U.S. income and foreign withholding taxes that would result if such earnings were repatriated.  These taxes are undeterminable at this time.  The amount of earnings retained in subsidiaries were $13,088 and $13,342 at June 30, 2010 and 2009, respectively.

Research and Development Costs — The Company incurred research and development costs of $39 in fiscal 2010 and in fiscal 2009, which were charged to operating expenses as incurred.

Stock Based Compensation — The Company adopted the fair value recognition provisions under ASC Topic 718 Share Based Payments, using the modified prospective application method. Under this transition method, compensation cost recognized during the twelve months ended June 30, 2010 included the applicable amounts of: (a) compensation cost of all share-based payments granted prior to, but not yet vested as of July 1, 2005 (based on the grant-date fair value estimated in accordance with the original provisions of ASC Topic 718) and (b) compensation cost for all share-based payments granted subsequent to June 30, 2005.

Non-controlling Interests in Consolidated FinancialStatements — On July 1, 2009, the Company adopted new guidance ASC 810, Consolidation, regarding non-controlling interests (formerly Statement of Financial Accounting Standards ("SFAS") No. 160, Non-controlling Interests in Consolidated Financial Statements (“SFAS 160”) issued by the FASB related to the accounting for non-controlling interests in consolidated financial statements. This guidance establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance requires that non-controlling interests in subsidiaries be reported in the equity section of the controlling company’s balance sheet. It also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Earnings per Share —  Computation of basic earnings per share is conducted by dividing net income available to common shares (numerator) by the weighted average number of common shares outstanding (denominator) during a reporting period.  Computation of diluted earnings per share gives effect to all dilutive potential common shares outstanding during a reporting period.  In computing diluted earnings per share, the average market price of common shares for a reporting period is used in determining the number of shares assumed to be purchased from the exercise of stock options.  In fiscal year 2010 and 2009, all the outstanding options were excluded in the computation of diluted EPS because they were anti-dilutive.

Fair Values of Financial Instruments — Carrying value of trade accounts receivable, accounts payable, accrued liabilities, and term deposits approximate their fair value due to their short-term maturities.  Carrying values of the Company’s lines of credit and long-term debt are considered to approximate their fair value because the interest rates associated with the lines of credit and long-term debt are adjustable in accordance with market situations when the Company tries to borrow funds with similar terms and remaining maturities. See Note 24 for detailed discussion of the fair value measurement of financial instruments.

Effective December 31, 2007, we adopted the provisions of the accounting guidance, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Our financial assets and financial liabilities that require recognition under the guidance include available-for-sale investments, employee deferred compensation plan and foreign currency derivatives. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. As such, fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment. Financial assets utilizing Level 1 inputs include U.S. treasuries, most money market funds, marketable equity securities and our employee deferred compensation plan;

Level 2—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, directly or indirectly. Financial assets and liabilities utilizing Level 2 inputs include foreign currency forward exchange contracts, most commercial paper and corporate notes and bonds; and

Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement. Financial assets utilizing Level 3 inputs primarily include auction rate securities. We use an income approach valuation model to estimate the exit price of the auction rate securities, which is derived as the weighted-average present value of expected cash flows over various periods of illiquidity, using a risk adjusted discount rate that is based on the credit risk and liquidity risk of the securities.

Availability of observable inputs can vary from instrument to instrument and to the extent that valuation is based on inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by our management in determining fair value is greatest for instruments categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety. In regards to our auction rate securities, the income approach valuation model was based on both Level 2 (credit quality and interest rates) and Level 3 inputs. We determined that the Level 3 inputs were the most significant to the overall fair value measurement, particularly the estimates of risk adjusted discount rates and ranges of expected periods of illiquidity.

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

Reclassification — Certain reclassification has been made to the previous year’s financial statements to conform to current year presentation, specifically related to investment in property development and investment property in China, with no effect on previously reported net income.

2. NEW ACCOUNTING PRONOUNCEMENTS

In April 2010, the FASB issued ASU No. 2010-13, Compensation—Stock Compensation (ASC Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in which the Underlying Equity Security Trades. This ASU codifies the consensus reached in EITF Issue No. 09-J, Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in which the Underlying Equity Security Trades. The amendments to the Codification clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. This is effective for financial years beginning after December 15, 2010, which is July 2011 for the Company. The adoption of this update does not have any material impact on our results of operations or financial position.

In March 2010, the FASB issued ASU No. 2010-19, Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates—An announcement made by the staff of the U.S. Securities and Exchange Commission. The purpose of this ASU was to codify the SEC staff announcement made at the March 18, 2010, EITF meeting providing the SEC staff’s views on certain foreign currency issues related to investments in Venezuela. This became effective on March 18, 2010. The adoption of this update does not have a material impact on our results of operations or financial position.

In February 2010, FASB issued Accounting Standards Update (ASU) No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC’s literature. In addition, the amendments in the ASU require an entity that is a conduit bond obligor for conduit debt securities that are traded in a public market to evaluate subsequent events through the date of issuance of its financial statements and must disclose such date. All of the amendments in the ASU were effective upon issuance (February 24, 2010) except for the use of the issued date for conduit debt obligors. That amendment was effective for interim or annual periods ending after June 15, 2010. The adoption of the update does not have an impact on our results of operations or financial position.

In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (ASC Topic 820) – Improving Disclosures about Fair Value Measurements, to provide amendments to Subtopic 820-10 that require new disclosures for transfers in and out of Levels 1 and 2 and for activity in Level 3 fair value measurements. It also clarifies existing disclosures for the level of disaggregation and disclosures about inputs and valuation techniques. The update is effective for interim and annual reporting periods beginning on January 1, 2010, except for the disclosures of roll forward activities in Level 3 fair value measurements. Those disclosures are effective for interim and annual reporting periods beginning on January 1, 2011. The adoption of the update does not have an impact on our results of operations or financial position.

In October 2009, FASB Accounting Standards Update 2009-13 addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor's multiple-deliverable revenue arrangements. FASB Accounting Standards Update 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact of these pronouncements on its financial position and results of operations.

In September 2009, FASB published FASB Accounting Standards Update No. 2009-12, Fair Value Measurements and Disclosures (ASC Topic 820)—Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent). This Update amends Subtopic 820-10, Fair Value Measurements and Disclosures—Overall, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This Update also requires new disclosures, by major category of investments, about the attributes included of investments within the scope of this amendment to the Codification. The guidance in this Update is effective for interim and annual periods ending after December 15, 2009. Early application is permitted. The adoption of this update does not have any material impact on our results of operations or financial position.

In June 2009, the FASB issued ASC Topic 105, the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which is codified as ASC 105. ASC 105 establishes the FASB Accounting Standards Codification (“Codification”), which was officially launched July 1, 2009, to become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.   This Statement is effective for interim and annual periods ending after September 15, 2009. The Company adopted ASC Topic 105 in the first quarter ending September 30, 2009.  The adoption did not have an impact the Company’s consolidated financial position or results of operations.

3.  INVENTORIES

Inventories consisted of the following:
	June 30,	June 30,
	2010	2009
Raw materials	$1,214	$1,084
Works in progress	2,802	645
Finished goods	291	173
Provision for obsolete inventory	(907)	(718)
	$3,400	$1,184

4.  STOCK OPTIONS

As of June 30, 2010, there were no outstanding options to purchase Common Stock which had been granted pursuant to the 1998 Employee Option Plan, which plan was terminated on December 2, 2005 by the Company’s Board of Directors.

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

Assumptions

The fair value for these awards was estimated using the Black-Scholes option pricing model with the following weighted average assumptions, assuming no expected dividends:
Twelve Months Ended
	June 30, 2010	June 30, 2009

Expected volatility	107.18-145.18%	107.18-145.18%
Risk-free interest rate	1.27 – 2.48%	1.27 – 2.48%
Expected life (years)	2.00 - 3.25	2.00 - 3.25

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

The Company did not grant any options pursuant to the 2007 Employee Plan during the twelve months ended June 30, 2010. The Company recognized stock-based compensation expenses of $151 in the twelve months ended June 30, 2010 under the 2007 Employee Plan.  The balance of unamortized stock-based compensation of $81 based on fair value on the grant date related to options granted under the 2007 Employee Plan is expected to be recognized over a period of two years.

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

The Company recognized stock-based compensation expense of $151 and approximately $260 in fiscal year 2010 and 2009 under the 2007 Employee Plan.  Unamortized stock-based compensation of $248 based on fair value on the grant date related to options granted under the 2007 Employee Plan is expected to be recognized over a period of three years.

A summary of option activities under the 2007 Employee Plan during the twelve month period ended June 30, 2010 is presented as follows:

		Weighted- Average	Weighted - Average Remaining Contractual	Aggregate
	Options	Exercise Price	Term (Years)	Intrinsic Value

Outstanding at July 1, 2009	283,000	$3.32	3.47	-
Granted	-	-	-	-
Exercised	-	-
Forfeited or expired	(9,000)	3.44	3.37
Outstanding at June 30, 2010	274,000	$3.32	3.48	$409
Exercisable at June 30, 2010	148,875	$3.71	3.45	$209

A summary of the status of the Company’s non-vested employee stock options during the twelve months ended June 30, 2010 is presented below:
		Weighted-Average Grant-Date
	Options	Fair Value

Non-vested at July 1, 2009	202,375	$3.84
Granted	-	-
Vested	(66,250)	2.18
Forfeited	(9,000)	2.04
Non-vested at June 30, 2010	127,125	$4.83

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

During the twelve months ended June 30, 2010, the Company did not grant any options pursuant to the 2007 Directors Plan.

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

There were no options exercised under the 2007 Directors Equity Incentive Plan during the years ended June 30, 2010 and 2009.  The Company recognized stock-based compensation expense of zero and $258 in the years ended June 30, 2010 and 2009, respectively, under the 2007 Directors Plan.

The total intrinsic value of directors’ stock options during the twelve months ended June 30, 2010 was $170. A summary of option activities under the 2007 Directors Plan during the year ended June 30, 2009 is presented as follows:

		Weighted- Average	Weighted - Average Remaining Contractual	Aggregate
	Options	Exercise Price	Term (Years)	Intrinsic Value

Outstanding at July 1, 2009	200,000	$5.00	4.15	-
Granted	-	-	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at June 30, 2010	200,000	$5.00	3.40	$170
Exercisable at June 30, 2010	200,000	$5.00	3.40	$170

1998 Stock Option Plan

A summary of option activities under the 1998 Plan during the twelve months ended June 30, 2010 is presented as follows:
		Weighted- Average	Weighted - Average Remaining Contractual	Aggregate
	Options	Exercise Price	Term (Years)	Intrinsic Value

Outstanding at July 1, 2009	2,750	$4.40	-	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	(2,750))	$4.40	-
Outstanding at June 30, 2010	-	-	-	-
Exercisable at June 30, 2010	-	-	-	-

5.  EARNINGS PER SHARE

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

Options to purchase 474,000 shares of Common Stock at exercise prices ranging from $1.72 to $9.57 per share were outstanding as of June 30, 2010. All the outstanding options were excluded in the computation of diluted EPS for fiscal 2010 since they were anti-dilutive.

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

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted EPS for the years presented herein:
	Years Ended June 30,
	2010	2009
(in thousands except per share)
Loss attributable to Trio-Tech International common shareholders from Continuing Operations, net of tax	$(333)	$(1,478)

Loss attributable to Trio-Tech International common shareholders from Discontinued Operations, net of tax	$(40)	$(488)
Net Loss attributable to Trio-Tech International common shareholders	$(373)	$(1,966)
Basic loss per share attributable to Trio-Tech International common shareholders
Basic loss per share from continuing operations	$(0.11)	$(0.46)
Basic loss per share from discontinued operation	(0.01)	(0.15)
Basic loss per share from net loss	$(0.12)	$(0.61)
Diluted loss per share attributable to Trio-Tech International common shareholders
Diluted loss per share from continuing operations	$(0.11)	$(0.46)
Diluted loss per share from discontinued operation	(0.01)	(0.15)
Diluted loss per share from net loss	$(0.12)	$(0.61)
Weighted average shares outstanding
Basic	3,226,903	3,226,903
Diluted	3,226,903	3,226,903

6.           PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	Estimated Useful	For the Year Ended June 30,
	Life in Years	2010	2009

Building and improvements	3-20	$4,659	$319
Leasehold improvements	3-27	3,530	2,932
Machinery and equipment	3-7	14,352	11,126
Furniture and fixtures	3-5	921	828
Equipment under capital leases	3-5	517	531
		23,979	15,736
Less:
Accumulated depreciation and amortization		10,820	8,709
Accumulated amortization on equipment under capital leases		464	420
		$12,695	$6,607

Depreciation and amortization expenses for property, plant and equipment during fiscal 2010 and 2009 were $2,155 and $1,984, respectively.

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

The following table represents the changes in the allowance for doubtful accounts:

	For the Year Ended June 30,
	2010	2009

Beginning	$165	$51
Additions charged to cost and expenses	42	128
Recovered	(116)	(14)
Actual write-offs	--	--
Ending	$91	$165

8.           ACCRUED EXPENSES

Accrued expenses consisted of the following:
	For the Year Ended June 30,
	2010	2009
Payroll and related costs	$974	$531
Commissions	27	30
Customer deposits	12	--
Legal and audit	216	102
Sales tax	47	17
Utilities	151	148
Warranty	113	49
Accrued purchase of materials and fixed assets	1,385	281
Provision for re-instatement	124	96
Insurance	--	3
Professional fees	234	331
Other accrued expenses	136	181
Total	$3,419	1,769

9.          WARRANTY ACCRUAL

The Company provides for the estimated costs that may be incurred under its warranty program at the time the sale is recorded.  The Company provides warranty for products manufactured in the term of one year.  The Company estimates the warranty costs based on the historical rates of warranty returns. The Company periodically assesses the adequacy of its recorded warranty liability and records the amounts as necessary.

	For the Year Ended June 30,
	2010	2009

Beginning	$49	$113
Additions charged to cost and expenses	112	-
Reversal	(9)	(47)
Actual usage	(39)	(17)
Ending	$113	$49

10.          BANK LOANS PAYABLE

Bank loans payable consisted of the following:
	For the Year Ended June 30,
	2010	2009
Note payable denominated in Singapore dollars to a commercial bank for expansion plans in Singapore and China, maturing in August 2010, bearing interest at the bank’s prime rate (5.53%, 0.25% and 4.25%, 0.25% at June 30, 2010 and 2009), with monthly payments of principal plus interest of $18, through August 2010. This note payable is secured by cash deposits of $1,998, restricted term deposits on the consolidated balance sheet. (Note payable of $215 maturing in August 2010 was paid off in August 2010.)	$215	$1,503

Note payable denominated in Malaysian Ringgit to a commercial bank for expansion plans in Malaysia, maturing in August 2024, bearing interest at the bank’s lending rate (6.05% less 1.5% at June 30, 2010 and 2009), with monthly payments of principal plus interest of $27, through August 2024. This loan payable is secured by a charge on the property in Malaysia with a carrying value of $4,774 as at June 30, 2010.	2,829
Current portion	(478)	(1,266)
Long term portion of bank loans payable	$2,566	$237

The bank loans payable non-current portion of $2,566 matures in the year ending June 30, 2025.

Effective interest rate was 4.19% for the outstanding loans as of June 30, 2010.

11.           ADOPTION OF ASC TOPIC 740

The Company adopted ASC Topic 740 Accounting for Income Taxes - Interpretation of Topic 740, on July 1, 2010. The Company has not made any charges to the beginning balance of retained earnings as a result of implementing ASC Topic 740.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)
Balance at July 1, 2008	$(201)
Additions based on current year tax positions	-
Additions for prior year(s) tax positions	-
Reductions for prior year(s) tax positions	5
Settlements	-
Expiration of statute of limitations	-
Balance at June 30, 2009	$(196)

Additions based on current year tax positions	-
Additions for prior year(s) tax positions	-
Reductions for prior year(s) tax positions	-
Settlements	-
Expiration of statute of limitations	-
Settlements	-
Balance at June 30, 2010	$(196)

The Company accrues penalties and interest on unrecognized tax benefits as a component of penalties and interest expense, respectively.  The Company has not accrued any penalties or interest expense relating to the unrecognized benefits at  June 30, 2010 and June 30, 2009.

The major tax jurisdictions in which the Company files income tax returns are the United States, Singapore and Malaysia.  The statute of limitations, in general, is open for years 2005 to 2010 for tax authorities in those jurisdictions to audit or examine income tax returns.  The Company is under annual review by the government of Singapore.  However, the Company is not currently under tax examination in any other jurisdiction.

12.           INCOME TAXES

The Company generates income or loss before income taxes and non-controlling interest in the U.S., Singapore, Thailand and Malaysia and files income tax returns in these countries.  The summarized income or loss before income taxes and non-controlling interest in the U.S. and foreign countries for fiscal 2010 and 2009 were as follows:

	For the Year Ended June 30,
	2010	2009

U.S.	$(27)	$58
Foreign	(125)	(1,931)
Total	$(152)	$(1,873)

On a consolidated basis, the Company’s net income tax provisions (benefits) were as follows:

	For the Year Ended June 30,
	2010	2009
Current:
Federal	$-	$-
State	2	2
Foreign	590	(46)
	592	(44)
Deferred:
Federal	-	-
State	-	-
Foreign	(192)	(7)
	$(192)	$(7)
Total provision	$400	$(51)

The reconciliation between the U.S. federal tax rate and the effective income tax rate was as follows:

	For the Year Ended June 30,
	2010		2009

Statutory federal tax rate	(34	) %	(34	) %
State taxes, net of federal benefit	(6)		(6)
Foreign tax related to profits making subsidiaries	295		38
Other	2		(4)
Changes in valuation allowance	6		3
Effective rate	263%		(3	) %

At June 30, 2010, the Company had net operating loss carry forwards of approximately $133 and $1,744 for federal and state tax purposes, respectively, expiring through 2030.  The Company also had tax credit carry forwards of approximately $863 for federal income tax purposes expiring through 2015.  Management of the Company is uncertain whether it is more likely than not that these future benefits will be realized.  Accordingly, a full valuation allowance has been established.
The components of deferred income tax assets (liabilities) were as follows:

	For the Year Ended June 30,
	2010	2009
Deferred tax assets:
Net operating losses and credits	$1,236	$1, 565
Inventory valuation	76	98
Depreciation	-	4
Provision for bad debts	2	2
Accrued vacation	12	12
Accrued expenses	30	3
Other	1	1
Total deferred tax assets	1,357	1,685

Deferred tax liabilities:
Depreciation	(766)	(526)
Other	-	-
Total deferred income tax liabilities	(766)	(526)

Subtotal	591	1,159
Valuation allowance	(1,309)	(1,685)
Net deferred tax liabilities	$(718)	$(526)

The valuation allowance decreased by $376 and $22 in fiscal 2010 and 2009, respectively.

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

13.            COMMITMENTS AND CONTINGENCIES

The Company leases certain of its facilities and equipment under long-term agreements expiring at various dates through fiscal 2013 and thereafter. Certain of these leases require the Company to pay real estate taxes and insurance and provide for escalation of lease costs based on certain indices.  Future minimum payments under capital leases and non-cancelable operating leases and net rental income under non-cancelable sub-leased properties as of June 30, 2010 were as follows:

Years Ending June 30,	Capital Leases	Operating Leases	Sub-lease Rental Income	Net Operating Leases
2011	$57	$912	$122	$790
2012	-	493	63	430
2013	-	210	-	210
Thereafter	-	882	-	882
Total future minimum lease payments	57	$2,497	$185	$2,312
Less amount representing interest	(-)
Present value of net minimum lease payments	57
Less current portion of capital lease obligations	(57)
Long-term obligations under capital leases	$-

The Company purchased some equipment under the capital lease agreements with rates ranging from 2.98% to 5.64%. These agreements mature ranging from July 2010 to March 2011. Certain of these leases agreements have covenants.  As of June 30, 2010, the Company was in compliance of these covenants.

The Company renewed its two sublease agreements with third parties to rent out the properties in Malaysia in December 2009 and March 2010, which expired in November 2010 and March 2012, respectively.  Total rental income from subleases amounted to $169 in fiscal 2010 and $$119 in fiscal 2009.

Total rental expense on all operating leases, cancelable and non-cancelable, amounted to $2,497 in fiscal 2010 and $1,024 in fiscal 2009.

In March 2010, Trio-Tech (Chongqing) Co., Ltd. entered into a Memorandum Agreement with Chongqing Fu Li Real Estate Development Co., Ltd. to purchase two commercial properties totaling 311.99 square meters, at Unit # 5-3, and 5-4 (“office space”) located in Jiang Bei District Chongqing, which is currently under construction, for the use of Trio-Tech (Chongqing) Co., Ltd. as its office premises once completed. Trio-Tech (Chongqing) Co., Ltd.is currently renting its office premises from a third party. The total purchase price committed and paid was RMB 3,678, or approximately $541 based on the exchange rate on June 30, 2010, published by the Monetary Authority of Singapore. A down payment deposit of RMB 100, or approximately $15, was paid on March 19, 2010. In April 2010, a deposit of RMB 3,578, or approximately $526, which was the remaining balance of the purchase price, with related taxes expenses of RMB 150, or approximately $22, were paid.  These payments were made from funds generated internally. The expected date of completion and handover of this office space is October 2011.

Trio-Tech (Malaysia) Sdn Bhd has expansion plans to meet the growing demand of a major customer in Malaysia, as the existing facility is inadequate to meet the demands of that customer.  The Company has capital commitments for the purchase of equipment and other related infrastructure costs amounting to RM 2,509, or approximately $739. This expansion is expected to be completed by the end of  second quarter in fiscal 2011.

The Company is, from time to time, the subject of litigation claims and assessments arising out of matters occurring in its normal business operations.  In the opinion of management, resolution of these matters will not have a material adverse effect on the Company’s financial statements.

14.           TRANSACTIONS IN SHAREHOLDERS’ EQUITY

Fiscal 2010

The Company did not grant any options in fiscal 2010, as there were only options to acquire 3,000 shares of the Company’s Common Stock available as of June 30, 2009 under the Company’s 2007 Employee Stock Option Plan and 2007 Directors Equity Incentive Plan. However, $151 of compensation expenses relating to options granted in prior years was recorded during fiscal 2010.

Fiscal 2009

On July 11, 2008, the Board of Directors granted options to acquire up to an aggregate of 50,000 shares of the Company’s Common Stock pursuant to the to the 2007 Employee Stock Option Plan and options to acquire up to an aggregate of 60,000 shares of stock under the 2007 Directors Equity Inventive Plan, all with an exercise price of $4.81 per share (equal to the market price at the grant date).

On April 13, 2009, the Board of Directors granted options to acquire up to an aggregate of 197,000 shares of the Company’s Common Stock pursuant to the 2007 Employee Stock Option Plan and options to acquire up to an aggregate of 80,000 shares of stock under the 2007 Directors Equity Incentive Plan, all with an exercise price of $1.72 per share (equal to the market price at the grant date).

The options granted to directors vested in full on the grant date.  The options granted to the employees have a five-year contractual life and vested 25% on the grant date and will vest as to an additional 25% at each anniversary date.  Under the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards ASC Topic 718, using the modified prospective application method, the compensation cost recognized was $518.

15.           CONCENTRATION OF CUSTOMERS

The Company had one major customer that accounted for the following accounts receivable and sales during the fiscal years ended:
	Years Ended June 30,
	2010	2009
Sales
- Customer A	63.2%	51.2%

Accounts Receivable
- Customer A	75.6%	36.7%

16.           INVESTMENT IN PROPERTY DEVELOPMENT

The following table presents the Company’s investment in property development in China as of June 30, 2010. The exchange rate is based on the exchange rate on June 30, 2010 published by the Monetary Authority of Singapore.

	Investment Date	Investment Amount (RMB)	Investment Amount (U.S. Dollars)
Investment in developments - JiaSheng	08/27/07	10,000	1,473
Investment in developments - JiaSheng	12/17/07	5,000	736
Return of investment in developments - JiaSheng	06/26/08	(5,000)	(736)
Return of investment in developments - JiaSheng	10/23/08	(1,988)	(293)
Return of investment in developments - JiaSheng	11/20/09	(1,988)	(293)
Net Investment in developments - JiaSheng		6,024	887

In June 2007, Trio-Tech International Pte. Ltd.established a subsidiary in Chongqing, China.  Trio-Tech (Chongqing) Co., Ltd. has a registered capital of RMB 20,000 (Chinese yuan), or equivalent to approximately $2,600, and is wholly owned by Trio-Tech International Pte. Ltd..

On August 27, 2007, Trio-Tech (Chongqing) Co., Ltd. entered into a Memorandum Agreement with JiaSheng Property Development Co., Ltd. (“JiaSheng”) to invest in a piece of property with 24.91 acres owned and developed by JiaSheng located in Chongqing City, China, which was intended for sale after the completion of development.  Pursuant to the signed agreement, Trio-Tech (Chongqing) Co., Ltd. invested RMB 10,000, equivalent to approximately $1,473  based on the exchange rate on June 30, 2010  published by the Monetary Authority of Singapore. The agreement guarantees the Company a return on its investment. Investment income is earned and recognized when the underlying property is sold. The Company’s investment is secured by the underlying property.

On December 17, 2007, Trio-Tech (Chongqing) Co., Ltd. invested an additional RMB 5,000, approximately $736, to increase the square meters of the buildings specified in the original Memorandum Agreement dated August 27, 2007 by 9,885 square meters, which was approved by the Chinese District Zoning Regulation Bureau.

In the fourth quarter of 2008, the investment of RMB 5,000, approximately U.S. $736 based on the exchange rate as of June 30, 2010 published by the Monetary Authority of Singapore, was returned to the Company, which reduced the investment in this project to $1,473. The Company also recorded a return on investment of RMB 750, approximately $103, in investment income in the fourth quarter of 2008.

In October 2008, Trio-Tech (Chongqing) Co., Ltd. offset the second return of investment principal of RMB 1,988, or $293, and investment income of RMB 1,312, or $192, from JiaSheng against the purchase of property from JiaSheng.  The investment income was part of the return of investment based on the investment amount of RMB 10,000, or $1,473.

In the second quarter of 2010, Trio-Tech (Chongqing) Co., Ltd. received a third return of investment principal of RMB 1,988, or $293 based on the exchange rate as of June 30, 2010 published by the Monetary Authority of Singapore, and investment income of RMB 1,312, or $193, from JiaSheng. The investment income was part of the return of investment based on the total investment amount of RMB 10,000, or $1,473.

In January 2010, the Company entered into a Memorandum of Agreement with JiaSheng to extend the agreement entered into on August 27, 2007. The agreement was extended to April 25, 2010 for a consideration of RMB 1,250, or approximately $183. In April 2010, the agreement was further extended to October 31, 2010 for an additional consideration of RMB1,250 or approximately $183. As the investment in this development is expected to be fully recovered in fiscal year 2011, the investment is recorded as part of current assets in the Company’s balance sheet as of June 30, 2010.

The Company will recognize the investment income of approximately RMB 4 million, or $586, on the earlier of the date of the sale of the property by JiaSheng or upon the maturity of the agreement on October 31, 2010.  If this amount is uncollectible from JiaSheng, the Company has the right to reposes the underlying collateral property.

17.           INVESTMENT PROPERTY IN CHINA

The following table presents the Company’s investment in the property in China as of June 30, 2010. The exchange rate is based on the exchange rate on June 30, 2010 published by the Monetary Authority of Singapore.

	Investment Date	Investment Amount (RMB)	Investment Amount (U.S. Dollars)
Purchase of rental property - MaoYe	01/04/2008	5,554	817
Purchase of rental property - JiaSheng	10/23/2008	7,042	1,037
Additional cost of rental property - JiaSheng	12/1/2009	209	31
Investment rental property disposed - JiaSheng	2/5/2010	(579)	(85)
Net Investment in rental property		12,226	1,800

Purchase of rental property – Jiang Huai	1/6/2010	3,600	530

Accumulated depreciation on rental property	04/06/2010	(1,286)	(189)

Investment in property - China		RMB 14,540	$2,141

On January 4, 2008, Trio-Tech (Chongqing) Co., Ltd. entered into a Memorandum Agreement with MaoYe Property Ltd. to purchase an office space of 827.2 square meters on the 35th floor of a 40 story high office building located in Chongqing, China.  The total cash purchase price was RMB 5,554 (Chinese yuan), equivalent to approximately $817 based on the exchange rate as of June 30, 2010 published by the Monetary Authority of Singapore.  Under the terms of the agreement, the Company paid the purchase price in full on January 4, 2008.  The Company rented this property to a third party on July 13, 2008. The term of the rental agreement was five years with a monthly rental income of RMB 39, or approximately $6 for the first three years, with an increase of 8% in the fourth year and another 8% in the fifth year. This property generated a rental income of $68 and $54 for fiscal year 2010, and fiscal year 2009, respectively.

On October 23, 2008, Trio-Tech (Chongqing) Co., Ltd. entered into a Memorandum Agreement with JiaSheng to purchase four units of commercial property and two units of residential property, totaling 1,391.70 square meters, at JiaSheng Jingyun Huafu Project located at No. 17 Puyun Avenue in Chongqing, China. The total purchase price was RMB 7,042, approximately $1,037 based on the exchange rate as of June 30, 2010 published by the Monetary Authority of Singapore.  The Company made cash payment of RMB 3,612, or $529, and offset the remaining purchase price for this commercial and residential property with the investment return and investment income from the No. B48 property in the BeiPei district of Chongqing City. The Company has not received the title for this property as of the filing date of this Form 10-K, as the seller is in the process of making the payments of all taxes due so that the documents can be received and the transfer can take place. This property generated a rental income of $204 for a period of twelve months ending June 30, 2010 and $136 for a period of eight months ending June 30, 2009, respectively.

In January 2010, the Company entered in to a Memorandum Agreement with Jiang Huai to purchase eight units of commercial property, totaling 1,002.26 square meters, at 32 Bin Jian Road, Zhong County in Chongqing, China. The total purchase price of RMB 3,600, or approximately $530, was paid using the funds generated from the rental and investment income and the Company rented this property to a third party on January 8, 2010. The rental agreement provides for a one year renewable term with an annual rental income of RMB 720, or approximately $105. For the year ended June 30, 2010, this property generated a rental income of RMB 360, or approximately $53.

In March 2010, the Company entered into a Memorandum Agreement with Chongqing Fu Li Real Estate Development Co., Ltd. to purchase two commercial properties totaling 311.99 square meters, at Unit # 5-3, and 5-4 (“office space”) located in Jiang Bei District Chongqing, which is currently under construction, for the use of the Company as its office premises once completed. Trio-Tech (Chongqing) Co., Ltd. is currently renting its office premises from a third party. The total purchase price committed and paid was RMB 3,678, or approximately $541 based on the exchange rate on June 30, 2010, published by the Monetary Authority of Singapore.  A down payment deposit of RMB100 or approximately $15 was paid on March 19, 2010. In April 2010, a deposit of RMB 3,578, or approximately $526, which was the remaining balance of the purchase price, with related taxes expense of RMB 150, or approximately $22 was paid.  These payments were made from funds generated internally. The expected date of completion and handover of this office space is October 2011.

Depreciation expense for the investment property in China was $115 and $90 for fiscal year 2010 and fiscal year 2009, respectively.

18.            ACQUISITION OF PT SHI INDONESIA, BATAM,  INDONESIA

On July 1, 2009, SHI International Pte. Ltd., a 55% owned subsidiary of the Company, consummated the acquisition of a 100% interest in PT SHI Indonesia, pursuant to a Share Purchase Agreement dated April 7, 2009. PT SHI Indonesia is an Indonesia–based enterprise providing fabrication of large and complex structures, such as FPSO (Floating, Production, Storage and Offloading) which is a converted or custom-built ship-shaped floater, employed to process oil and gas and for temporary storage of oil prior to transshipment, and related services for the offshore oil and gas industries. The Company’s objective for acquiring this business was to diversify its business, reduce the risk associated with narrow industry focus, and enhance the Company’s future growth opportunities. There were no operating activities in PT SHI Indonesia for the three months ended September 30, 2008. Beginning on July 1, 2009, the operating results of this subsidiary were included in the consolidated statements of the Company for the year ended June 30, 2010, and represent the Company’s new segment “fabrication services.” This acquisition transaction was not considered significant to the Company.

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

Total purchase price:
Cash	$10
Contingent note payable	103
$113

Cash	$235
Accounts receivable	261
Other current assets	332
Fixed assets	298
Accounts payable and accrued expenses	(876)
Other non-current liabilities	(569)
Non-controlling interest	--
Net assets acquired	$(319)

Goodwill	432
Total purchase price	$113

The contingent note payable of $103 was related to agreements to pay additional amounts based on achievement of certain performance measure after the acquisition date. The excess purchase price over the fair value of net assets acquired was recorded as goodwill. Goodwill is not amortized, but evaluated for impairment annually or whenever events or changes in circumstances indicate that the value of a certain asset may be impaired. The Company performed assessment of the carrying value of our goodwill balance during the preparation of this Form 10-K report in accordance with ASC 350, Intangibles-Goodwill and Other. As a result of this test, we concluded that the carrying amount of our fabrication services segment exceeded its fair value, and we recorded an impairment loss of approximately $432 during fiscal year 2010.  As management determined that the goodwill only belongs to the Company on the acquisition date, the goodwill was not recorded by the non-controlling interest which controls 45% of the equity of the Company’s Indonesia operation. Therefore, the impairment loss of goodwill in fiscal year 2010 was not allocated to the non-controlling interest.

The unaudited financial information in the table below summarizes the combined results of the operations of the Company and the new Fabrication Services segment for the year ended June 30, 2009 as if the acquisition had occurred on July 1, 2008. The results from operations for the year ended June 30, 2010 included a business acquisition that was completed at the beginning of the first quarter of fiscal 2009.

The pro-forma results are presented for information purposes only and are not necessarily indicative of the results of operations that would have been achieved had the acquisition taken place at the beginning of the year ended June 30, 2009 The unaudited pro forma combined the statement of operations for fiscal year 2009 and historical results for the new Fabrication & Services segment for the period preceding the acquisition on July 1, 2008.

The following table of unaudited pro-forma financial information presents the combined results of operations of Trio-Tech International and PT SHI as if acquisition had occurred as of the beginning fiscal 2009:

UNAUDITED PRO FORMA STATEMENT OF OPERATIONS
FOR THE YEAR ENDED JUNE 30, 2009

	Information of the Company (1) June 30, 2009	Information of the Acquired Entity June 30, 2009		Pro Forma June 30, 2009
Net sales	$19,995	$-	957	$20,952
Net loss	$(1,966)		$(431)	$(2,397)
Basic loss per share	$(0.61)		-	$(0.74)
Diluted loss per share	$(0.61)		-	$(0.74)
Basic and diluted weighted average common shares outstanding	3,226,903			3,226,903

Note: The currency exchange rate is based on the average exchange rate of the related period.

1.	The historical operating results of the Company were based on the Company’s audited financial statements in this Form 10-K filed with the SEC for the year ended June 30, 2009.

19.           OTHER INCOME

Other income consisted of the following:
	Years Ended June 30,
	2010	2009
Interest income	$41	$112
Other rental income	90	141
Exchange gain	212	214
Other miscellaneous (loss) income	43	(147)
Total	$386	$320

20.      IMPAIRMENT LOSS

The Company applies the provisions of ASC Topic 360, Accounting for the Impairment or Disposal of Long-Lived Assets (ASC Topic 360”) to property, plant and equipment, investment in property, and other intangible assets. ASC Topic 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the asset.  Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

In fiscal 2010, the Company recorded an impairment loss of $438, of which $432 was for goodwill pertaining to the fabrication services segment in the Indonesia operations and $6 was for building improvements in the Malaysia operations, as the Company made some new modifications to the building there to expand its production capacity. The Company performed assessment of the carrying value of its goodwill balance during the preparation of this form 10-K in accordance with ASC 350, Intangibles-Goodwill and Other. Due to the fact that the Company has not been able to secure future contracts currently under negotiation, management concluded that the carrying amount of our fabrication services segment exceeded its fair value, and we recorded an impairment loss of approximately $432 in fiscal year 2010.  On the acquisition date, management determined that the goodwill related only to the controlling shareholder, the Company, and no goodwill was allocated to the non-controlling interest which controls 45% of the equity of the Company’s Indonesia operation. Therefore, 100% of the goodwill impairment loss was related to the Company, and  none was allocated to the non-controlling interest.  The method for determining the fair value of the goodwill was a combination of comparable market values for similar businesses and discounted cash flows. The estimates of future operating results for the Company’s fabrication services segment are for an early stage business with limited financial history, as well as developing revenue models. These factors increase the risk of differences between projected and actual performance that could impact future estimates of fair value of the fabrication services segment.

In fiscal 2009, the Company recorded an impairment loss of $323, of which $225 was for certain testing equipment located in its Suzhou operation in China, and $98 for certain testing equipment located in its Malaysia operation which was beyond repairable condition.  Business in the Suzhou operation began to slow down in the fourth quarter of fiscal 2008 and suffered losses since the fourth quarter of fiscal 2007. The Suzhou operation only provided line support, maintenance and training service for one customer.  Based on its best estimate at the time, there would be no future cash flows from certain identified testing equipment utilized in the Suzhou operation. Therefore, the carrying value of such assets was written down to zero and an impairment loss was recorded.

21.           BUSINESS SEGMENTS

The Company has historically operated in three segments; the testing service industry (which performs structural and electronic tests of semiconductor devices), the designing and manufacturing of equipment (which equipment tests the structural integrity of integrated circuits and other products) and distribution of various products from other manufacturers in Singapore and the Southeast.

In June 2007, Trio-Tech International Pte. Ltd. established a subsidiary in Chongqing, China.  As the Company’s investment in the real estate business in Chongqing, China exceeds more than 10% of the combined assets of all operating segments in fiscal 2009, the Company reported our investment in China as a separate Real Estate

Segment, to be in accordance with and in accordance to the Statement of Financial Accounting Standards ASC Topic 350 (FASB No.131)  Disclosures about Segments of an Enterprise and Related Information.

On July 1, 2009, the Company’s 55% owned SHI International Pte. Ltd., subsidiary acquired 100% interest in PT SHI Indonesia, pursuant to the Share Purchase Agreement dated April 7, 2009.  PT SHI Indonesia is an Indonesia–based enterprise providing fabrication of large and complex structures and related services for the offshore oil and gas industries.  As operating loss from the fabrication services was 10% or more of combined operating loss in the quarter ended September 30, 2009, beginning on July 1, 2009, the operating results of this subsidiary were included in the consolidated statements of the Company for the year ended June 30, 2010 and fabrication services are included in the Company’s new segment “Fabrication Services”.

The revenue allocated to individual countries was based on where the customers were located. The allocation of the cost of equipment, the current year investment in new equipment and depreciation expense were made on the basis of the primary purpose for which the equipment was acquired.

All inter-segment sales were sales from the manufacturing segment to the testing and distribution segment. Total inter-segment sales were $125 in fiscal 2010 and $223 in fiscal 2009.  Corporate assets mainly consisted of cash and prepaid expenses.  Corporate expenses mainly consisted of salaries, insurance, professional expenses and directors' fees.

Business Segment Information:
	Years Ended June 30	Net Sales	Operating Income (Loss)	Total Assets	Depr. and Amort.	Capital Expenditures
Manufacturing	2010	$22,489	$1,064	$11,964	$211	$12
	2009	$9,582	$(1,624)	$3,381	$322	$194

Testing Services	2010	$11,852	$45	$24,300	$1,532	$6,607
	2009	$9,706	$(387)	$20,837	$1,654	$1,158

Distribution	2010	$1,004	$94	$381	$7	$-
	2009	$294	$57	$70	$8	$7

Corporation and	2010	$-	$4	$54	$1	$-
Unallocated	2009	$-	$76	$144	$-	$-

Real Estate	2010	$700	$363	$3,963	$115	$558
	2009	$413	$338	$3,515	$90	$1,031

Fabrication	2010	$883	$(1,938)	$1,062	$396	$626
Services	2009	$-	$-	$-	$-	$-

Total Company	2010	$36,928	$(368)	$41,724	$2,262	$7,803
	2009	$19,995	$(1,540)	$27,947	$2,074	$2,390

22.         DISCONTINUED OPERATION AND CORRESPONDING RESTRUCTURING PLAN

The Company’s Shanghai operation, as a component of the testing segment, suffered continued operating losses in the past three fiscal years and the cash flow was minimal for the past three years.  In January 2010, the Company established a restructuring plan to close the Testing operation in Shanghai, China.  Based on the restructuring plan and in accordance with ASC 205-20, Presentation of Financial Statement Discontinued Operations, the Company presented the operation results from Shanghai as a discontinued operation as the Company believed that no continued cash flow would be generated by the disposed component (Shanghai subsidiary) and that the Company would have no significant continuing involvement in the operations of the discontinued component. In accordance with the restructuring plan, the Company would pay off the outstanding balance of accounts payable of $9 and collect accounts receivable of $1.

During the process of winding up the Company’s operation in Shanghai, China, the Company incurred general and administrative expenses of approximately $29 and one-time employment termination benefits of approximately $5 for the year ended June 30, 2010. The Company anticipates that it may incur additional costs and expenses in winding up the business of the subsidiary through which the China facility was operated.

Under the provision of ASC 830, translation adjustments that result when a foreign entity’s financial statements are translated into a parent company’s or an investor’s reporting currency are separately reported in the parent company’s other comprehensive income.  Foreign currency translation adjustments that are accumulated in other comprehensive income are reclassified to income only when they are realized, if the investment in the foreign entity is sold or is substantially or completely liquidated.  The foreign currency translation adjustments on the balance sheet of the Shanghai, China subsidiary as of June 30, 2010 were insignificant.

Income from discontinued operations for the year ended June 30, 2010 was as follows (in thousands):

	June 30,	June 30,
	2010	2009

NET SALES	$13	$51
COST OF SALES	47	157

GROSS LOSS	(34)	(106)

OPERATING EXPENSES:
General and administrative	29	66
Impairment loss	--	300
Total	29	366

	(63)	(472)

OTHER INCOME (EXPENSE)	23	(16)

LOSS FROM DISCONTINUED OPERATION	$(40)	$(488)

As the Company does not provide a separate cash flow statement for the discontinued operation, the details of cash flow from the discontinued operation in China is summarized as above: The impact of this discontinued operation was immaterial because the total revenues for fiscal years June 30, 2010 and 2009 were approximately $13 and $51, respectively.

23.         LINE OF CREDIT

The Company’s credit rating provides it with readily and adequate access to funds in global markets.  At June 30, 2010, the Company had available unused short-term lines of credit totaling $4,727.

Entity with	Type of	Interest	Expiration	Credit	Unused
Facility	Facility	Rate	Date	Limitation	Credit
Trio-Tech Bangkok	Line of Credit	Prime rate (5.75% as of June 30, 2010) plus 0.25% per annum	Sept. 2010	123	92
Trio-Tech Singapore	Line of Credit	Prime rate (5.53% as of June 30, 2010) plus 0.25% per annum	May 2010	6,257	4,635
Total				$6,380	$4,727

24.        FAIR VALUE MEASUREMENTS

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

The following table provides a summary of the assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2010:
	Basis of Fair Value Measurements
	As of June 30, 2010	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Assets
Short-term deposits	$2,714	$2,714	$--	$--
Restricted term deposit	2,247	2,247	--	--
Investment in property development	887	887
Total assets measured at fair value	$5,848	$5,848	$--	$--

Percentage of total assets	14%	14%	--	--

As noted above, the fair value of the Company’s term deposits is determined using quoted market prices in active markets. Since the Company’s term deposits are fixed rate deposits, there is an active, readily tradable market value based on quoted prices. The Company based its estimates on such prices (Level 1 pricing) as of June 30, 2010, or the measurement date. Active markets are those in which transactions occur in significant frequency and volume to provide pricing information on an on-going basis. Since valuations are based on quoted prices that are readily and regularly available in an active market, the valuation of these term deposits does not entail a significant degree of judgment.

25.                      NON-CONTROLLING INTEREST

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

26.              OPERATING LEASES

Operating leases arise from the leasing of the Company’s commercial and residential real estate investment property in China and Malaysia. Initial lease terms generally range from 24 to 60 months. Depreciation expense for assets subject to operating leases is provided primarily on the straight-line method over a period of twenty years in amounts necessary to reduce the carrying amount of the asset to its estimated residual value. Depreciation expense relating to the property held as investments in operating leases was $188 for fiscal 2010.

Investments in operating leases as at June 30:

	2010	2009
Investment property in China	$2,330	$1,837
Accumulated depreciation	(189)	(75)
Net investments in operating leases	$2,141	$1,762

Future minimum rental payments to be received in fiscal 2011 on non-cancellable (Bei Pei District only) operating leases are contractually due as follows as of June 30, 2010:

Year Ending June 30, 2010	Amount
2011	68

27.       TERM DEPOSITS

	Fiscal year ended June 30,
	2010	2009
Short-term deposits	$2,714	$1,994
Restricted term deposits	2,247	3,437
Total	$4,961	$5,431

Restricted deposits represent the amounts of cash pledged to secure loans payable granted by financial institutions and serve as collateral for public utility agreements such as electricity and water and performance bonds related to customs duty payable and are classified as non-current assets, as they relate to long-term obligations and will become unrestricted upon discharge of the obligations. Short-term deposits represent bank deposits which do not qualify as cash equivalents.

28.      SUBSEQUENT EVENTS

In August 2010, our Singapore facility repaid a note payable of $215, which matured in August 2010.

In September 2010, a financial institution in Malaysia approved a long-term capital lease of approximately $255 for our Malaysian operation to purchase testing equipment for its expansion plans.

On August 11, 2010, one of our employees exercised stock options to purchase 2,000 shares of our Common Stock under the Company’s 2007 Employee Stock Option Plan. Cash received from the option exercised was approximately $3.