Form 10-Q
period 2010-09-30
TRIO TECH INTERNATIONAL
filed 2010-11-15
CIK 732026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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
Yes ☐   No ☑

As of November 10, 2010, there were 3,301,930 shares of the issuer’s Common Stock, no par value, outstanding.

TRIO-TECH INTERNATIONAL
INDEX TO CONSOLIDATED FINANCIAL INFORMATION, OTHER INFORMATION AND SIGNATURE

		Page
Part I.	Financial Information

Item 1.	Financial Statements

	(a) Condensed Consolidated Balance Sheets as of September 30, 2010 (Unaudited) and June 30, 2010	2

	(b) Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months Ended September 30, 2010 (Unaudited) and September 30, 2009 (Unaudited)	3

	(c) Condensed Consolidated Statements of Shareholders Equity for the Period Ended September 30, 2010 (Unaudited) and June 30, 2010	4

	(c) Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2010 (Unaudited) and September 30, 2009 (Unaudited)	5

	(d) Notes to Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	38

Item 4.	Controls and Procedures	38

Part II.	Other Information

Item 1.	Legal Proceedings	39

Item 1A.	Risk Factors	39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3.	Defaults upon Senior Securities	39

Item 4.	Removed and Reserved	39

Item 5.	Other Information	39

Item 6.	Exhibits	39

Signatures		40

-i-

FORWARD-LOOKING STATEMENTS

           The discussions of Trio-Tech International’s (the “Company”) business and activities set forth in this Form 10-Q and in other past and future reports and announcements by the Company may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and assumptions regarding future activities and results of operations of the Company.  Other than statements of historical fact, all statements made in this Quarterly Report are forward-looking, including, but not limited to, statements regarding industry prospects, future results of operations or financial position, and statements of our intent, belief and current expectations about our strategic direction, prospective and future financial results and condition. In some cases, you can identify forward-looking statements by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” “believes,” “can impact,” “continue,” or the negative thereof or other comparable terminology.  Forward-looking statements involve risks and uncertainties that are inherently difficult to predict, which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions.

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

ITEM 1. FINANCIAL STATEMENTS

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	September 30, 2010	June 30, 2010
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash & cash equivalent	$4,338	$3,244
Short-term deposits	382	2,714
Trade accounts receivable, less allowance for doubtful	13,860	12,142
accounts of $125 and $91
Other receivables	783	778
Inventories, less provision for obsolete inventory of $862 and $907	3,649	3,400

Investment in property development	900	887
Prepaid expenses and other current assets	483	296
Total current assets	24,395	23,461

INVESTMENT PROPERTY IN CHINA, Net	2,144	2,141
PROPERTY, PLANT AND EQUIPMENT, Net	13,332	12,695
OTHER ASSETS	1,406	1,180
RESTRICTED TERM DEPOSITS	2,389	2,247
TOTAL ASSETS	$43,666	$41,724

LIABILITIES
CURRENT LIABILITIES:
Lines of credit	$3,624	$2,532
Accounts payable	7,055	7,968
Accrued expenses	3,443	3,419
Income taxes payable	428	342
Current portion of bank loans payable	278	478
Current portion of capital leases	130	57
Total current liabilities	14,958	14,796

BANK LOANS PAYABLE, net of current portion	2,676	2,566
CAPITAL LEASES, net of current portion	197	--
DEFERRED TAX LIABILITIES	702	718
OTHER NON-CURRENT LIABILITIES	471	569
TOTAL LIABILITIES	$19,004	$18,649

COMMITMENT AND CONTINGENCIES	--	--

EQUITY
TRIO-TECH INTERNATIONAL’S SHAREHOLDERS' EQUITY:
Common stock, no par value, 15,000,000 shares authorized; 3,229,430 and 3, 227,430 shares issued and outstanding as at September 30, 2010, and June 30, 2010, respectively	$10,369	$10,365
Paid-in capital	1,616	1,597
Accumulated retained earnings	6,977	6,486
Accumulated other comprehensive gain-translation adjustments	2,722	1,818
Total Trio-Tech International shareholders' equity	21,684	20,266
NON-CONTROLLING INTEREST	2,978	2,809
TOTAL EQUITY	$24,662	$23,075
TOTAL LIABILITIES AND EQUITY	$43,666	$41,724

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
UNAUDITED (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

	Three Months Ended
	September 30,	September 30,
	2010	2009
Revenues
Products	$9,203	$3,862
Testing Services	3,474	2,659
Fabrication Services	165	504
Others	187	68
	13,029	7,093
Costs of Sales
Cost of products sold	7,908	3,287
Cost of testing services rendered	2,109	2,063
Cost of fabrication services rendered	215	495
Others	50	34
	10,282	5,879

Gross Margin	2,747	1,214

Operating Expenses:
General and administrative	1,830	1,583
Selling	128	132
Research and development	29	10
Loss / (Gain) on disposal of property, plant and equipment	7	(1)
Total operating expenses	1,994	1,724

Income / (Loss) from Operations	753	(510)

Other Expenses
Interest expense	(60)	(19)
Other expenses	(40)	(3)
Total other expenses	(100)	(22)

Income / (Loss) from Continuing Operations before Income Taxes	653	(532)

Income Tax Benefit	4	37
Income / (Loss) from Continuing Operations before Non-controlling Interest, net of tax	657	(495)

Discontinued Operations (NOTE 17)
Loss from discontinued operations, net of tax	(2)	(18)
NET INCOME / (LOSS)	655	(513)

Less: Net Income / (Loss) Attributable to the Non-controlling Interest	164	(91)
Net Income / (Loss) Attributable to Trio-Tech International	$491	$(422)

Amounts Attributable to Trio-Tech International Common Shareholders:
Income / (Loss) from Continuing Operations, net of tax	493	(404)
Loss from Discontinued Operations, net of tax	(2)	(18)
Net Income / (Loss) Attributable to Trio-Tech International Common Shareholders	491	(422)

Comprehensive Income / (Loss) Attributable to Trio-Tech common Shareholders:

Net Income / (Loss)	655	(513)
Foreign currency translation, net of tax	909	229
Comprehensive Income / (Loss)	1,564	(284)
Less: Comprehensive income / (loss) attributable to the non-controlling interest	169	(56)
Comprehensive Income / (Loss) Attributable to Trio-Tech International	$1,395	$(228)

Basic Earnings / (Loss) per Share:
Basic earnings / (loss) per Share from continuing operations attributable to Trio-Tech International	$0.15	$(0.12)
Basic loss per share from discontinued operations attributable to Trio-Tech International	$--	$(0.01)
Basic Earnings / (Loss) per share from Net Income / (Loss) Attributable to Trio-Tech International	0.15	(0.13)

Diluted Earnings / (Loss) per Share:
Diluted earnings / (loss) per Share from continuing operations attributable to Trio-Tech International	$0.14	$(0.12)
Diluted loss per Share from discontinued operations attributable to Trio-Tech International	$--	$(0.01)
Diluted Earnings / (Loss) per Share from Net Income (Loss) Attributable to Trio-Tech International	0.14	(0.13)

Weighted average number of common shares outstanding — basic	3,228	3,227
Dilutive effect of stock options	251	--
Number of Shares used to compute earnings per share — diluted	3,479	3,227

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (IN THOUSANDS)

	Common Stock		Additional Paid-in	Accumulated Retained	Accumulated Other Comprehensive	Non Controlling
	Shares	Amount	Capital	Earnings	Income	Interest	Total

Balance at June 30, 2009	3,227	$10,365	$1,446	$6,859	$1,194	$2,918	$22,782

Stock option expenses			151				151
Net (loss)				(373)		(219)	(592)
Translation adjustment					624	110	734

Balance at June 30, 2010	3,227	$10,365	$1,597	$6,486	$1,818	$2,809	$23,075

Cash received from stock options exercised	2	4					4
Stock option expenses			19				19
Net income				491		164	655
Translation adjustment					904	5	909

Balance at September 30, 2010	3,229	$10,369	$1,616	$6,977	$2,722	$2,978	$24,662

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)
	Three Months Ended
	September 30,	September 30,
	2010	2009
	(Unaudited)	(Unaudited)
Cash Flow from Operating Activities
Net income / (loss)	$655	$(513)
Adjustments to reconcile net income / (loss) to net cash flow used by operating activities
Depreciation and amortization	652	499
Bad debt expense, net	39	--
Inventory provision	(45)	48
Accrued interest expense, net of interest income	51	(21)
Loss / (Gain) on sale of property-continued operations	7	(1)
Stock compensation	19	49
Deferred tax provision	(55)	(28)
Changes in operating assets and liabilities, net of acquisition effects
Accounts receivables	(1,757)	(2,108)
Other receivables	(5)	(62)
Other assets	(226)	(26)
Inventories	(242)	184
Prepaid expenses and other current assets	(187)	196
Accounts payable and accrued liabilities	(889)	851
Income tax payable	68	9
Other non-current liabilities	(100)	(99)
Net cash used in operating activities	(2,015)	(1,022)

Cash Flow from Investing Activities
Proceeds from unrestricted and restricted term deposits, net	2,384	1,921
Investments in unrestricted and restricted term deposits	--	(1,385)
Additions to property, plant and equipment	(611)	(3,354)
Acquisition of PT SHI Indonesia in Indonesia, net of cash acquired	--	225
Proceeds from disposal of plant, property and equipment	28	1
Net cash provided by (used in) investing activities	1,801	(2,592)

Cash Flow from Financing Activities
Net borrowings on lines of credit	1,079	--
Repayment of bank loans and capital leases	(318)	(273)
Proceeds from long-term bank loans and capital leases	286	2,733
Proceeds from exercising stock options	4	--
Net cash provided by financing activities	1,051	2,460
Effect of Changes in Exchange Rate	257	64

NET INCREASE (DECREASE) IN CASH	1,094	(1,090)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,244	6,037
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,338	$4,947
Supplementary Information of Cash Flows
Cash paid during the period for:
Interest	$50	$6
Income taxes	$4	$--

Non-Cash Transactions
Capital lease of property, plant and equipment	$286	$--

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

	Ownership	Location
Express Test Corporation (Dormant)	100%	Van Nuys, California
Trio-Tech Reliability Services (Dormant)	100%	Van Nuys, California
KTS Incorporated, dba Universal Systems (Dormant)	100%	Van Nuys, California
European Electronic Test Centre	100%	Dublin, Ireland
(Operation ceased on November 1, 2005)
Trio-Tech International Pte. Ltd.	100%	Singapore
Universal (Far East) Pte. Ltd.	100%	Singapore
Trio-Tech International (Thailand) Co. Ltd.	100%	Bangkok, Thailand
Trio-Tech (Bangkok) Co. Ltd.	100%	Bangkok, Thailand
Trio-Tech (Malaysia) Sdn Bhd	55%	Penang and Selangor, Malaysia
Trio-Tech (Kuala Lumpur) Sdn Bhd 100% owned by Trio-Tech Malaysia Sdn Bhd	55%	Selangor, Malaysia
Prestal Enterprise Sdn. Bhd.	76%	Selangor, Malaysia
Trio-Tech (Suzhou) Co. Ltd.	100%	Suzhou, China
Trio-Tech (Shanghai) Co. Ltd.	100%	Shanghai, China
(Operation ceased on January 1, 2010)
Trio-Tech (Chongqing) Co. Ltd.	100%	Chongqing, China
SHI International Pte. Ltd.	55%	Singapore
PT SHI Indonesia	55%	Batam, Indonesia
100% owned by SHI International Pte. Ltd.
Trio-Tech (Tianjin) Co. Ltd.	100%	Tianjin, China
100% owned by Trio-Tech International Pte. Ltd.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  All significant inter-company accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements are presented in U.S. dollars.  The accompanying condensed consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.  Operating results for the three months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2011.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the fiscal year ended June 30, 2010.

All dollar amounts in the financial statements and in the notes herein are U.S. dollars (‘‘U.S.$’’) unless otherwise designated.

Reclassification: — Certain reclassifications have been made to the financial statements for the period ending September 30, 2009 to conform to the presentation made for the period ending September 30, 2010, with no effect on previously reported net income.

2.  ACQUISITION OF PT SHI INDONESIA, BATAM, INDONESIA

On July 1, 2009, SHI International Pte. Ltd., a 55% owned subsidiary of the Company, consummated the acquisition of a 100% interest in PT SHI Indonesia, pursuant to the Share Purchase Agreement dated April 7, 2009. PT SHI Indonesia is an Indonesia–based enterprise providing fabrication of large and complex structures employed to process oil and gas and for temporary storage of the oil prior to transshipment, and related services for the offshore oil and gas industries. The Company’s objective for acquiring this business was to diversify its business, reduce the risk associated with sole industry focus, and enhance the Company’s future growth opportunities. Beginning on July 1, 2009, the operating results of this subsidiary were included in the consolidated statements of the Company for the year ended June 30, 2010 and represent the Company’s segment “fabrication services,” This acquisition transaction was not considered significant to the Company.

Pursuant to the Share Purchase Agreement dated April 7, 2009, the purchase price was approximately $113, consisting of $10 in cash and $103 in a contingent note payable.  In accordance with ASC Top 805, Business Combinations, the Company allocated the purchase price to the tangible assets and liabilities based on their estimated fair values. The fair value assigned to intangible assets acquired was based on estimates and assumptions determined by management. Management determined that the fair value attributable to non-controlling interest was nil due to negative net asset value and the control premium associated with the Company’s majority ownership. Therefore, 100% of the goodwill was allocated to the majority shareholder, the Company.

The total purchase price was allocated as follows:

Total purchase price:
Cash	$10
Contingent note payable	103
$113

Allocated as follows:

Cash & cash equivalent	$235
Accounts receivable	261
Other current assets	332
Fixed assets	298
Accounts payable and accrued expenses	(876)
Other non-current liabilities	(569)
Non-controlling interest	--
NET ASSETS	$(319)

Goodwill	432
Total purchase price	$113

The contingent note payable of $103 was related to agreements to pay additional amounts based on achievement of certain performance measures after the acquisition date. The excess purchase price over the fair value of net assets acquired was recorded as goodwill. Goodwill is not amortized, but evaluated for impairment annually or whenever events or changes in circumstances indicate that the value of a certain asset may be impaired. The Company performed an assessment of the carrying value of its goodwill balance during the preparation of the Form 10-K report for fiscal year 2010 in accordance with ASC 350, Intangibles-Goodwill and Other. As a result of the test, the Company concluded that the carrying amount of its fabrication services segment exceeded its fair value, and the goodwill of approximately $432 was fully impaired in fiscal year 2010. As management determined that the goodwill only belonged to the Company on the acquisition date, the goodwill was not recorded by the non-controlling interest which controls 45% of the equity of the Company’s Indonesia operation. Therefore, the impairment loss of goodwill in fiscal year 2010 was not allocated to the non-controlling interest.

3. NEW ACCOUNTING PRONOUNCEMENTS

In April 2010, the FASB issued ASU No. 2010-13, Compensation—Stock Compensation (ASC Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in which the Underlying Equity Security Trades. This ASU codifies the consensus reached in EITF Issue No. 09-J, Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in which the Underlying Equity Security Trades. The amendments to the Codification clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. This is effective for financial years beginning after December 15, 2010, which is the fiscal year beginning July 1, 2011 for the Company. The adoption of this update does not have any material impact on our results of operations or financial position.

In March 2010, the FASB issued ASU No. 2010-19, Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange. The purpose of this ASU was to codify the SEC staff announcement made at the March 18, 2010, EITF meeting providing the SEC staff’s views on certain foreign currency issues related to investments in Venezuela. This became effective on March 18, 2010. The adoption of this update does not have a material impact on our results of operations or financial position.

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

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (ASC Topic 820): Improving Disclosures about Fair Value Measurements, to update the guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The updated guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Except for the presentation and disclosure requirements required by this guidance, there was no impact on the Company’s condensed consolidated financial statements.

4. INVENTORIES

Inventories consisted of the following:
	September 30, 2010	June 30,
	(Unaudited)	2010

Raw materials	$1,335	$1,214
Work in progress	2,916	2,802
Finished goods	260	291
Less: provision for obsolete inventory	(862)	(907)
	$3,649	$3,400

 5. STOCK OPTIONS

As of September 30, 2010, there were no outstanding options to purchase Common Stock which had been granted pursuant to the 1998 Employee Option Plan, which plan was terminated on December 2, 2005 by the Company’s Board of Directors.

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

On September 16, 2010, the Board of Directors adopted an amendment to the 2007 Employee Stock Option Plan to increase the number of shares available for grant under the plan from 300,000 shares to 600,000 shares of Common Stock. The Board also adopted an amendment to the 2007 Directors Equity Incentive Plan to increase the number of shares available for grant under that plan from 200,000 shares to 400,000 shares of Common Stock. No other changes are proposed to be made under the 2007 Employee Stock Option Plan and 2007 Directors Equity Incentive Plan. the Company intends to present the amendment of the 2007 Employee Stock Option Plan and the 2007 Directors Equity Incentive Plan for approval by the shareholders at the Annual Meeting of Shareholders of the Company scheduled to be held on December 14, 2010.

Assumptions

The fair value for these awards was estimated using the Black-Scholes option pricing model with the following weighted average assumptions, assuming no expected dividends:
Three Months Ended September 30,
	2010	2009
Expected volatility	107.18-145.18%	107.18-145.18%
Risk-free interest rate	1.27 – 2.48%	1.27 – 2.48%
Expected life (years)	2.00 - 3.25	2.00 - 3.25

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

The Company did not grant any options pursuant to the 2007 Employee Plan during the three months ended September 30, 2010. The Company recognized stock-based compensation expenses of $19 in the three months ended September 30, 2010 under the 2007 Employee Plan.  The balance of unamortized stock-based compensation of $62 based on fair value on the grant date related to options granted under the 2007 Employee Plan is expected to be recognized over a period of two years.

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

As of September 30, 2010, there were vested employee stock options covering a total of 154,375 shares of Common Stock. The weighted-average exercise price was $3.84 and the weighted average remaining contractual term was 3.12 years. The total intrinsic value of vested employee stock options during the three months ended September 30, 2010 was $282. A summary of option activities under the 2007 Employee Plan during the three months ended September 30, 2010 is presented as follows:

	Options	Weighted- Average Exercise Price	Weighted - Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2010	274,000	$3.32	3.48	$409
Granted	--	--	--	--
Exercised	(2,000)	1.72	--	4
Forfeited or expired	(1,500)	2.75	3.28	--
Outstanding at September 30, 2010	270,500	$3.33	3.22	$570
Exercisable at September 30, 2010	154,375	$3.84	3.12	$282

The fair value of the 2,000 options exercised was $4. Cash received from options exercised during the three months ended September 30, 2010 was approximately $4.

A summary of the status of the Company’s non-vested employee stock options during the three months ended September 30, 2010 is presented below:
		Weighted-Average Grant-Date
	Options	Fair Value

Non-vested at July 1, 2010	127,125	$4.83
Granted	--	--
Vested	(9,500)	2.56
Forfeited	(1,500)	1.79
Non-vested at September 30, 2010	116,125	$5.10

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

During the first quarter of each of fiscal 2011 and fiscal 2010, the Company did not grant any options pursuant to the 2007 Directors Plan.

There were no options exercised under the 2007 Directors Equity Incentive Plan during either the first quarter of fiscal 2011 or fiscal 2010.  The Company recognized stock-based compensation expense of zero and $163 in the three months ended September 30, 2010 and 2009, respectively, under the 2007 Directors Plan.

The total intrinsic value of directors’ stock options during the three months ended September 30, 2010 was $240. A summary of option activities under the 2007 Directors Plan during the three months ended September 30, 2010 is presented as follows:

	Options	Weighted- Average Exercise Price	Weighted - Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2010	200,000	$5.00	3.40	$170
Granted	--	--	--	--
Exercised	--	--	--	--
Forfeited or expired	--	--	--	--
Outstanding at September 30, 2010	200,000	$5.00	2.90	$240
Exercisable at September 30, 2010	200,000	$5.00	2.90	$240

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

Stock options to purchase 470,500 shares at exercise prices ranging from $1.72 to $9.57 per share were outstanding as of September 30, 2010. Options covering 200,500 shares were excluded in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares and therefore they were anti-dilutive.

Options to purchase 483,000 shares of Common Stock at exercise prices ranging from $1.72 to $9.57 per share were outstanding as of September 30, 2009 and were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted EPS for the period presented herein:
	Three Months Ended September 30,
	2010	2009
	(Unaudited)	(Unaudited)
Income / (loss) attributable to Trio-Tech International common shareholders from continuing operations, net of tax	$493	$(404)

Loss attributable to Trio-Tech International common shareholders from discontinued operations, net of tax	$(2)	$(18)
Net income / (loss) attributable to Trio-Tech International common shareholders	$491	$(422)
Basic earnings/ (loss) per share
Basic earnings / (loss) per share from continuing operations attributable to Trio-Tech International	$0.15	$(0.12)
Basic loss per share from discontinued operation attributable to Trio-Tech International	--	(0.01)
Basic earnings / (loss) per share from net income / (loss) attributable to Trio-Tech International	$0.15	$(0.13)
Diluted earnings / (loss) per share
Diluted earnings / (loss) per share from continuing operations attributable to Trio-Tech International	$0.14	$(0.12)
Diluted loss per share from discontinued operation attributable to Trio-Tech International	--	(0.01)
Diluted earnings / (loss) per share from net income / (loss) attributable to Trio-Tech International	$0.14	$(0.13)

Weighted average number of common shares outstanding — basic	3,227,990	3,226,903
Dilutive effect of stock options	250,611	--
Number of shares used to compute earnings per share — diluted	3,478,601	3,226,903

7.  ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable consists of customer obligations due under normal trade terms. Although management generally does not require collateral, letters of credit may be required from the customers in certain circumstances. Management periodically performs credit evaluations of the customers’ financial conditions.

Accounts receivable are reviewed on a monthly basis by senior management to determine if any receivables will potentially be uncollectible. Management includes any accounts receivable balances that are determined to be uncollectible in the allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  Based on the information available to us, management believed the allowance for doubtful accounts as of September 30, 2010 and June 30, 2010 was adequate.

The following table represents the changes in the allowance for doubtful accounts:

	September 30, 2010	June 30,
	(Unaudited)	2010

Beginning	$91	$165
Additions charged to expenses	39	42
Recovered	(5)	(116)
Actual write-offs	-	-
Ending	$125	$91

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

	September 30, 2010 (Unaudited)	June 30, 2010
Beginning	$113	$49
Additions charged to cost and expenses	-	112
Reversal	(29)	(9)
Actual usage	(20)	(39)
Ending	$64	$113

9. INCOME TAX

The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of ASC Topic 740. The income tax benefit was $4 for the three months ended September 30, 2010 as compared to the income tax benefit of $37 for the three months ended September 30, 2009.

The Company accrues penalties and interest related to unrecognized tax benefits when necessary as a component of penalties and interest expenses, respectively.  The Company had not accrued any penalties or interest expenses relating to unrecognized benefits at June 30, 2010 or September 30, 2010.

The major tax jurisdictions in which the Company files income tax returns are the United States, Singapore and Malaysia.  The statute of limitations, in general, is open for years 2003 to 2009 for tax authorities in those jurisdictions to audit or examine income tax returns.  The Company is under annual review by the government of Singapore.  However, the Company is not currently under tax examination in any other jurisdiction.

The Company did not recognize any income tax benefit according to the provisions of ASC Topic 740 during the first quarter of fiscal 2011 in accordance with the provisions of ASC Topic 740.

10. INVESTMENT IN PROPERTY DEVELOPMENT

The following table presents the Company’s investment in property development in China as of September 30, 2010. The exchange rate is based on the exchange rate on September 30, 2010 published by the Monetary Authority of Singapore.

	Investment Date	Investment Amount (RMB)	Investment Amount (U.S. Dollars)
Investment in developments - JiaSheng	08/27/2007	10,000	1,494
Investment in developments - JiaSheng	12/17/2007	5,000	747
Return of investment in developments - JiaSheng	06/26/2008	(5,000)	(747)
Return of investment in developments - JiaSheng	10/23/2008	(1,988)	(297)
Return of investment in developments - JiaSheng	11/20/2009	(1,988)	(297)
Net investment in developments - JiaSheng		6,024	900

In June 2007, Trio-Tech International Pte. Ltd. established a subsidiary in Chongqing, China.  Trio-Tech (Chongqing) Co., Ltd. has a registered capital of RMB 20,000 (Chinese yuan), or equivalent to approximately $2,600, and is wholly owned by Trio-Tech International Pte. Ltd.

On August 27, 2007, Trio-Tech (Chongqing) Co. Ltd. entered into a Memorandum Agreement with JiaSheng Property Development Co., Ltd. (“JiaSheng”) to invest in a piece of property with 24.91 acres owned and developed by JiaSheng located in Chongqing City, China, which was intended for sale after the completion of development.  Pursuant to the signed agreement, Trio-Tech (Chongqing) Co. Ltd. invested RMB 10,000, equivalent to approximately $1,494 based on the exchange rate on September 30, 2010 published by the Monetary Authority of Singapore. The agreement guarantees the Company a return on its investment. Investment income is earned and recognized when the underlying property is sold. The Company’s investment is secured by the underlying property.

On December 17, 2007, Trio-Tech (Chongqing) Co. Ltd. invested an additional RMB 5,000, approximately $747, to increase the square meters of the buildings specified in the original Memorandum Agreement dated August 27, 2007 by 9,885 square meters, which was approved by the Chinese District Zoning Regulation Bureau.

In the fourth quarter of fiscal 2008, the investment of RMB 5,000, approximately $747 based on the exchange rate as of September 30, 2010 published by the Monetary Authority of Singapore, was returned to the Company, which reduced the investment in this project to RMB 10,000, or approximately $1,494. The Company also recorded a return on investment of RMB 750, approximately $103, in investment income in the fourth quarter of fiscal 2008.

In October 2008, Trio-Tech (Chongqing) Co. Ltd. offset the second return of investment principal of RMB 1,988, or $297, and investment income of RMB 1,312, or $192, from JiaSheng against the purchase of property from JiaSheng.  The investment income was part of the return of investment based on the investment amount of RMB 10,000, or approximately $1,494.

In the second quarter of fiscal 2010, Trio-Tech (Chongqing) Co. Ltd. received a third return of investment principal of RMB 1,988, or $297 based on the exchange rate as of September, 2010 published by the Monetary Authority of Singapore, and investment income of RMB 1,312, or $193, from JiaSheng. The investment income was part of the return of investment based on the total investment amount of RMB 10,000, or approximately $1,494.

In January 2010, the Company entered into a Memorandum of Agreement with JiaSheng to extend the agreement entered into on August 27, 2007. The agreement was extended to April 25, 2010 for a consideration of RMB 1,250, or approximately $184. The Company received the consideration of RMB 625, or approximately $92, in January 2010 and received the balance of RMB 625, or approximately $92, in May 2010. The amount received was recorded as investment income in the relevant period. In April 2010, the agreement was further extended to October 31, 2010 for an additional consideration of RMB 1,250, or approximately $184. In August 2010, Jia Sheng paid RMB 625, or approximately $92, towards the consideration of RMB 1,250, or approximately $92, pursuant to the agreement in April 2010. The Company expects to receive the balance of RMB 625, or approximately $92, in the second quarter of fiscal 2011.

Pursuant to the Memorandum of Agreement with JiaSheng to extend the agreement entered into on August 27, 2007 to October 31, 2010, the investment of RMB 5,482, or approximately $819 based on the exchange rate as of September 30, 2010 published by the Monetary Authority of Singapore, was returned to the Company in early November of 2010, which reduced the investment in this project to RMB 542, or approximately $81. The Company also recorded a return on investment of RMB 3,618, or approximately $473, in investment income in November of 2011.  As the entire amount could not be paid in full due to Chinese local banking regulations, the balance of the RMB 542, or approximately $81, owed by JiaSheng is in the process of being paid, and the Company expects to receive it in the second quarter of fiscal 2011.

11. INVESTMENT PROPERTY IN CHINA

The following table presents the Company’s investment in the property in China as of September 30, 2010. The exchange rate is based on the exchange rate on September 30, 2010 published by the Monetary Authority of Singapore.

		Investment Amount	Investment Amount
	Investment Date	(RMB)	(U.S. Dollars)
Purchase of rental property - MaoYe	01/04/2008	5,554	830
Purchase of rental property - JiaSheng	10/23/2008	7,042	1,053
Additional cost of rental property - JiaSheng	12/01/2009	209	31
Investment rental property disposed - JiaSheng	02/05/2010	(579)	(87)
Net Investment in rental property		12,226	1,827

Purchase of rental property – Jiang Huai	01/06/2010	3,600	538

Accumulated depreciation on rental property	09/30/2010	(1,483)	(221)

Investment in property - China		14,343	2,144

On January 4, 2008, Trio-Tech (Chongqing) Co. Ltd. entered into a Memorandum Agreement with MaoYe Property Ltd. to purchase an office space of 827.2 square meters on the 35th floor of a 40 story office building located in Chongqing, China.  The total cash purchase price was RMB 5,554 (Chinese yuan), equivalent to approximately $830 based on the exchange rate as of September 30, 2010 published by the Monetary Authority of Singapore.  Under the terms of the agreement, the Company paid the purchase price in full on January 4, 2008.  The Company rented this property to a third party on July 13, 2008. The term of the rental agreement was five years with a monthly rental income of RMB 39, or approximately $6 for the first three years, with an increase of 8% in the fourth year and another 8% in the fifth year. This property generated a rental income of RMB 115, or approximately $17 each for both the quarter ending September 30, 2010 and for the quarter ending September 30, 2009.

On October 23, 2008, Trio-Tech (Chongqing) Co. Ltd. entered into a Memorandum Agreement with JiaSheng to purchase four units of commercial property and two units of residential property, totaling 1,391.70 square meters, at JiaSheng Jingyun Huafu Project located at No. 17 Puyun Avenue in Chongqing, China. The total purchase price was RMB 7,042, approximately $1,053 based on the exchange rate as of September 30, 2010 published by the Monetary Authority of Singapore.  The Company made cash payment of RMB 3,612, or $540, and offset the remaining purchase price for this commercial and residential property with the investment return and investment income from the No. B48 property in the BeiPei district of Chongqing City. As of the filing date of this Form 10-Q the Company is the registered owner of the property, while awaiting for the process of transfer of title to the property take place. This property generated a rental income of RMB 348, or approximately $51 for both the quarter ending September 30, 2010 and September 30, 2009.

In January 2010, the Company entered in to a Memorandum Agreement with Jiang Huai to purchase eight units of commercial property, totaling 1,002.26 square meters, at 32 Bin Jian Road, Zhong County in Chongqing, China. The total purchase price of RMB 3,600, or approximately $538, was paid using the funds generated from the rental and investment income and the Company rented this property to a third party on January 8, 2010. The rental agreement provided for a one year renewable term with an annual rental income of RMB 720, or approximately $106. For the quarter ended September 30, 2010, this property generated a rental income of RMB 180, or approximately $27.

In March 2010, the Company entered into a Memorandum Agreement with Chongqing Fu Li Real Estate Development Co., Ltd. to purchase two commercial properties totaling 311.99 square meters, at Unit # 5-3 and 5-4 (“office space”) located in Jiang Bei District Chongqing, which is currently under construction, for the use of the Company as its office premises once completed. Trio-Tech (Chongqing) Co. Ltd. is currently renting its office premises from a third party. The total purchase price committed and paid was RMB 3,678, or approximately $550 based on the exchange rate on September 30, 2010 published by the Monetary Authority of Singapore.  A down payment deposit of RMB 100 or approximately $15 was paid on March 19, 2010. In April 2010, a deposit of RMB 3,578, or approximately $535, which was the remaining balance of the purchase price, with related tax expense of RMB 150, or approximately $22, was paid.  These payments were made from funds generated internally. The expected date of completion and handover of this office space is October 2011.

Depreciation expense for the investment property in China was RMB 197, or approximately $29, and RMB 157, or approximately $23, for the quarter ending September 30, 2010 and 2009, respectively.

12. BUSINESS SEGMENTS

The Company operates in five segments; the testing service industry (which performs structural and electronic tests of semiconductor devices), the designing and manufacturing of equipment (which equipment tests the structural integrity of integrated circuits and other products), distribution of various products from other manufacturers in Singapore and the Southeast Asia, the fabrication segment (which provides fabrication services in Indonesia for the oil and gas industry) and the real estate segment  in China.

The revenue allocated to individual countries was based on where the customers were located. The allocation of the cost of equipment, the current year investment in new equipment and depreciation expense have been made on the basis of the primary purpose for which the equipment was acquired.

All inter-segment sales were sales from the manufacturing segment to the testing and distribution segments. Total inter-segment sales were $68 and $1 for the three months ended September 30, 2010 and 2009, respectively. Corporate assets mainly consisted of cash and prepaid expenses. Corporate expenses mainly consisted of salaries, insurance, professional expenses and directors' fees.

The following segment information is unaudited:

	Quarter Ended Sep. 30,	Net Sales	Operating Income / (Loss)	Total Assets	Depr. and Amort.	Capital Expenditures
Manufacturing	2010	$8,974	$153	$4,715	$60	3
	2009	3,715	(171)	3,683	50	2

Testing Services	2010	3,474	442	31,596	465	603
	2009	2,659	(209)	21,665	372	4,214

Distribution	2010	229	31	438	-	-
	2009	147	14	124	1	-

Real Estate	2010	187	89	4,141	31	-
	2009	68	14	3,384	25	-

Fabrication Services	2010	165	(187)	934	96	5
	2009	504	(272)	2,005	51	355

Corporate and Unallocated	2010	-	225	1,842	-	-
	2009	-	114	1,580	-	-

Total Company	2010	$13,029	$753	$43,666	$652	$611
	2009	$7,093	$(510)	$32,441	$499	$4,571

13. NON-CONTROLLING INTEREST

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

Non-controlling interest represents the minority stockholders’ share of 45% of the equity of Trio-Tech Malaysia Sdn Bhd and, also 45% interest in SHI International Pte. Ltd subsidiary of Trio-Tech International Pte. Ltd., which is a subsidiary of the Company.

The table below reflects a reconciliation of the equity attributable to non-controlling interest:

	Three Months Ended September 30,
	2010	2009
Non-controlling interest	(Unaudited)	(Unaudited)
Beginning balance	$2,809	$2,918
Comprehensive income / (loss) attributable to the non- controlling interest	169	(56)
Ending balance	$2,978	$2,862

14. FAIR VALUE MEASUREMENTS

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

The following table provides a summary of the assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2010:

		Basis of Fair Value Measurements
(Unaudited)	As of September 30, 2010	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Assets
Short term deposits	$382	$382	$-	$-
Restricted short-term deposits	$2,389	$2,389	$-	$-
Total assets measured at fair value	$2,771	$2,771	$-	$-

Percentage of total assets	6.3%	6.3%	-	-

In accordance with SFAS 157, the Company measures its short term deposits and restricted short-term deposits at fair value, and they are classified within Level 1. Since the Company’s term deposits are fixed rate deposits, there is an active, readily tradable market value based on quoted prices. We based our estimates on such prices (Level 1 pricing) as of September 30, 2010, or the measurement date. Active markets are those in which transactions occur in significant frequency and volume to provide pricing information on an on-going basis. Since valuations are based on quoted prices that are readily and regularly available in an active market, the valuation of these term deposits does not entail a significant degree of judgment.

15. BANK LOAN PAYABLE

Bank loans payable consisted of the following:
	September 30, 2010 (Unaudited)	June 30, 2010
Note payable denominated in Malaysian ringgit to a commercial bank for infrastructure investment, maturing in August 2024, bearing interest at the bank’s prime rate (4.55% at September 30, 2010) per annum, with monthly payments of principal plus interest through August 2024, collateralized by the acquired building.	$2,954	$2,829

Note payable denominated in Singapore dollars to a commercial bank for expansion plans in Singapore and China, maturing in August 2010, bearing interest at the bank’s prime rate (5.53% plus 0.25% at June 30, 2010) with monthly payments of principal plus interest of $18 through August 2010. This note payable is secured by cash deposits of $1,998, restricted term deposits on the consolidated balance sheet. (Note payable of $215 maturing in August 2010 was paid off in August 2010.)	-	215

Current portion	(278)	(478)
Long term portion of bank loans payable	$2,676	$2,566

Future minimum payments as at September 30, 2010 were as follows:

2012	$278
2013	278
2014	278
2015	278
2016	278
Thereafter	1,564
Total obligations and commitments	$2,954

16. COMMITMENTS AND CONTINGENCIES

Trio-Tech (Malaysia) Sdn. Bhd has expansion plans to meet the growing demands of a major customer in Malaysia, as the existing facility is inadequate to meet the demands of that customer.  The Company has capital commitments for the purchase of equipment and other related infrastructure costs amounting to RM 287, or approximately $90, in the Malaysia operations. This expansion in Malaysia is expected to be completed by the end of the second quarter in fiscal 2011.

In the fourth quarter of 2010, Trio-Tech International Pte. Ltd. registered a new 100% wholly owned subsidiary, Trio-Tech (Tianjin) Co. Ltd., located in the Xiqing Economic Development Area (XEDA) International Industrial Park in Tianjin City, Peoples' Republic of China. The Company has capital commitments for the purchase of equipment and other related infrastructure costs amounting to RMB 6,123, or approximately $902. This new operation in China is expected to operate by the end of the third quarter in fiscal 2011.

17.	DISCONTINUED OPERATION AND CORRESPONDING RESTRUCTURING PLAN

The Company’s Shanghai operation, as a component of the Testing segment, suffered continued operating losses in the past three fiscal years and the cash flow was minimal for the past three years.  In January 2010, the Company established a restructuring plan to close the Testing operation in Shanghai, China.  Based on the restructuring plan and in accordance with ASC 205-20, Presentation of Financial Statement Discontinued Operations, the Company presented the operation results from Shanghai as a discontinued operation as the Company believed that no continued cash flow would be generated by the disposed component (Shanghai subsidiary) and that the Company would have no significant continuing involvement in the operation of the discontinued component. In accordance with the restructuring plan, the Company would pay off the outstanding balance of accounts payable of $37 before moving out of Shanghai.

The Company incurred general and administrative expenses of approximately $2 for the three months ended September 30, 2010 for winding down the operation in Shanghai. The Company anticipates that it may incur additional costs and expenses in winding down the business of the subsidiary through which the China facility was operated.

Under the provision of ASC 830, translation adjustments that result when a foreign entity’s financial statements are translated into a parent company’s or an investor’s reporting currency are separately reported in the parent company’s other comprehensive income.  Foreign currency translation adjustments that are accumulated in other comprehensive income are reclassified to income only when they are realized, if the investment in the foreign entity is sold or is substantially or completely liquidated.  The foreign currency translation adjustments on the balance sheet of the Shanghai, China subsidiary as of September 30, 2010 was insignificant.

18.   SUBSEQUENT EVENT
Pursuant to the Memorandum of Agreement with JiaSheng to extend the agreement entered into on August 27, 2007 to October 31, 2010, the investment of RMB 5,482, or approximately $819 based on the exchange rate as of September 30, 2010 published by the Monetary Authority of Singapore, was returned to the Company in early November of 2010, which reduced the investment in this project to RMB 542, or approximately $81. The Company also recorded a return on investment of RMB 3,618, or approximately $541, in investment income in November of 2011. As the entire amount could not be paid in full due to Chinese local banking regulations, the balance of the RMB 542, or approximately $81, owed by JiaSheng is in the process of being paid, and the Company expects to receive it in the second quarter of fiscal 2011.

Income from discontinued operations was as follows:

	Three Months Ended
	September 30,	September 30,
	2010	2009
	(Unaudited)	(Unaudited)

NET SALES	$--	$12
COST OF SALES	--	22

GROSS LOSS	--	(10)
OPERATING EXPENSES:
General and administrative	2	8
Total	2	8

LOSS FROM DISCONTINUED OPERATION	(2)	(18)

OTHER EXPENSE	--	--

LOSS FROM DISCONTINUED OPERATION	$(2)	$(18)

As the Company does not provide a separate cash flow statement for the discontinued operation, the details of cash flow from the discontinued operation in China is summarized as follows: The impact of this discontinued operation was immaterial because the total revenues for the quarter ending  September 30, 2010 and 2009 were approximately nil and $12, respectively.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The following should be read in conjunction with the condensed consolidated financial statements and notes in Item I above and with the audited consolidated financial statements and notes, and with the information under the headings “Risk factors” and “Management’s discussion and analysis of financial condition and results of operations” in the our Annual Report on Form 10-K for the fiscal year ended June 30. 2010.

Overview

Founded in 1958, Trio-Tech International primarily provides third-party semiconductor testing and burn-in services primarily through its laboratories in Southeast Asia.  We also design, manufacture and market equipment and systems, and distribute semiconductor processing and testing equipment manufactured by others.  We have historically operated in three distinct segments: Testing Services, Manufacturing and Distribution.  In June 2007, Trio-Tech International Pte. Ltd. established a subsidiary, Trio-Tech (Chongqing) Co. Ltd. (“TTCQ”), in Chongqing, China to develop certain real estate projects. As our investment in the real estate business in Chongqing, China exceeded more than 10% of our combined assets of all operating segments in the fourth quarter of fiscal 2009, we reported our investment in China as a separate Real Estate Segment to be in compliance and in accordance with the ASC Topic 280 Segments Reporting. In April 2009, Trio-Tech International Pte. Ltd. set up a new entity, SHI International Pte. Ltd. ("SHI"), in which Trio-Tech International Pte. Ltd holds 55% of the ownership interest. Subsequently SHI acquired a 100% interest in PT SHI Indonesia, a company in Batam, Indonesia providing fabrication services to the oil and gas industries. We have reported this business as a fifth segment, as the nature of these business activities is different from our other business segments.

Geographically, we operate in the U.S., Singapore, Malaysia, Thailand, China and Indonesia.  Our major operation activities are conducted in its Singapore and Malaysia operations.  Our customers for semi-conductor related activities are mainly concentrated in Southeast Asia and they are either semiconductor chip manufacturers or testing facilities that purchase our testing equipment.

Testing

We provide third-party semiconductor testing and burn-in services primarily through our laboratories in Southeast Asia.

Our testing operation in Shanghai, China suffered continued operating losses in the past three fiscal years and the cash flow was minimal for the past three years.  In January 2010, we closed the testing operation in Shanghai, China.

We plan to expand our market share in the semiconductor industry in Malaysia. In the first quarter of 2010, our Malaysia subsidiary acquired the leased property in Malaysia in an effort to assure the prospects of long term support for our customers in Malaysia. In the fourth quarter of fiscal 2010, the Malaysia operation commenced its expansion plans to meet increasing demand from one of our major customers. The expansion was comprised of the purchase of additional plant and equipment and the necessary changes in infrastructure to accommodate the new plant and equipment. The capital expenditure was approximately $603 in this operation for the three months ended September 30, 2010. The revenue from the testing segment increased by $815, or 30.7%, to $3,474 for the three months ended September 30, 2010 compared to $2,659 for the same period in last fiscal year.

In the fourth quarter of 2010, Trio-Tech International Pte. Ltd. registered a new 100% wholly owned subsidiary, Trio-Tech (Tianjin) Co. Ltd., located in the Xiqing Economic Development Area (XEDA) International Industrial Park in Tianjin City, Peoples' Republic of China. The subsidiary is still in the setting up stage, and is expected to operate in the third quarter of 2011. It is anticipated that it will provide testing services for one of our major customers.

Manufacturing

Our manufacturing segment manufactures Artic Temperature Controlled Wafer Chucks, which are used for test, characterization and failure analysis of semiconductor wafers, Wet Process Stations, which wash and dry wafers at a series of 100 to 300 additional processing steps after the etching or deposition of integrated circuits, and other microelectronic substrates in what is commonly called the “front-end” or creation, of semiconductor circuits.  Additionally, we also manufacture centrifuges, leak detectors, HAST (Highly Accelerated Stress Test) systems and “burn-in" systems that are used primarily in the “back-end” of the semiconductor manufacturing process to test finished semiconductor devices and electronic components.

In the United States, the manufacturing segment focused on marketing used and refurbished equipment, which some of our customers are more willing to purchase since refurbished equipment is less expensive than new equipment.

Due to the competitive environment in the manufacturing segment, we implement cost reduction plan by outsourcing a portion of our manufacturing process to outside suppliers, such as electrical and mechanical fabrication houses, and seek competitively priced materials.

In the three months ended September 30, 2010, revenue from our manufacturing segment increased by $5,259, or 141.6%, to $8,974 compared to $3,715 for the same period in the last fiscal year. This significant increase in revenue was primarily due to an increase of revenue from this segment’s two major customers in our Singapore operations.

Distribution

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

Fabrication Services

On July 1, 2009, SHI International Pte. Ltd., a 55% owned subsidiary of the Company, consummated the acquisition of a 100% interest in PT SHI Indonesia pursuant to a Share Purchase Agreement dated April 7, 2009.  PT SHI Indonesia is an Indonesia–based enterprise providing fabrication of large and complex structures employed to process oil and gas and for temporary storage of the oil prior to transshipment, and related services for the offshore oil and gas industries. Our objective in acquiring this business was to diversify our business, reduce the risk associated with sole industry focus, and enhance our future growth opportunities.

Indonesia is one of the largest oil and gas producers in Southeast Asia, as well as a major exporter of liquefied natural gas in Asia. Indonesia is expected to have sufficient oil and gas reserves available for exploration and production for several years to come.  As such, management is of the view that Indonesia will offer great potential for growth in demand for equipment and machinery for the oil and gas industries. We believe that the demand for oil and gas has been increasing steadily for the past few years, thereby generating an increase in investments in the oil and gas industries to discover and explore new production locations to meet such demand. We believe that this may lead to an increase in capital spending for oil and gas exploration and development, as well as capital spending on technology advances to improve the success rate in oil and gas discovery at lower costs.  In addition, as offshore oil and gas exploration moves into more challenging deep waters and locations where infrastructure is lacking, larger and more complex equipment may be needed to support the production facility.

First Quarter Fiscal 2011 Highlights

●	Manufacturing segment revenue increased by $5,259, or 141.6%, to $8,974 for the first quarter of fiscal 2011, compared to $3,715 for the same period in fiscal 2010.
●	Testing segment revenue increased by $815, or 30.7%, to $3,474 for the first quarter of fiscal 2011, compared to $2,659 for the same period in fiscal 2010.
●	Fabrication Services segment revenue decreased by $339, or 67.3%, to $165 for the first quarter of fiscal 2011, compared to $504 for the same period in fiscal 2010.
●	Distribution segment revenue increased by $82, or 55.8%, to $229 for the first quarter of fiscal 2011, compared to $147 for the same period in fiscal 2010.
●	Real Estate segment revenue increased by $119, or 175.0%, to $187 for the first quarter of fiscal 2011, compared to $68 for the same period in fiscal 2010.
●	Income from operations increased by $1,263 to $753 for the first quarter of fiscal 2011, compared to a loss of $510 for the same period in fiscal 2010.
●	The overall gross profit margins increased by 4.0% to 21.1% for the first quarter of fiscal 2011, from 17.1% for the same period in fiscal 2010.
●	General and administrative expenses as a percentage of revenue decreased by 8.3% from 22.3% of revenue for the first quarter of fiscal 2010 to 14.0% of revenue for the first quarter of fiscal 2011.
●	Net income increased by $1,168, to $655 for the first quarter of 2011 as compared to a loss of $513 for the first quarter of fiscal 2010.

Results of Operations and Business Outlook

The following table sets forth our revenue components for the three months ended September 30, 2010 and 2009, respectively.

	Three Months Ended September 30,
	2010	2009
Net Sales:
Manufacturing	68.8%	52.3%
Testing Services	26.7	37.5
Fabrication Services	1.3	7.1
Distribution	1.8	2.1
Real Estate	1.4	1.0
Total	100.0%	100.0%

Net sales for the three months ended September 30, 2010 were $13,029, an increase of $5,936, or 83.7%, compared to $7,093 for the same quarter last fiscal year.

Net sales into and within China and the Southeast Asia regions and other countries (except sales into and within the United States) increased by $6,318, or 98.8%, to $12,715 for the three months ended September 30, 2010, compared with $6,397 for the same period of last fiscal year. The increase was primarily due to an increase in sales in the manufacturing segment in our Singapore operation and in the testing segment in our Malaysia operation. Net sales into and within the United States were $314, a decrease of $382, or 54.9%, compared to $696 for the same quarter last fiscal year, due to a decrease in market demand for our products in the U.S. market, which management believes is the result of the negative impact of the financial crisis in the United States.

The increase in net sales can be discussed within five segments as follows:

Manufacturing Segment

Net sales in the manufacturing segment as a percentage of total net sales increased by 16.5% to 68.8% of total net sales for the three months ended September 30, 2010, compared to 52.3% of total net sales in the three months ended September 30, 2009.  The absolute amount of net sales increased by $5,259 for the three months ended September 30, 2010 to $8,974 compared to $3,715 in the same period of fiscal 2010. The increase in revenue generated by the manufacturing segment was due to an increase in demand for our products, which we believe was because of an increase in market demand for semiconductor related products in the international market. Based on the report from the Semiconductor Industry Association (SIA) on August 30, 2010, as a result of the credit market crisis in 2008 and other macroeconomic challenges affecting the global economy, the global semiconductor industry suffered a sharp downturn in the first half of 2009.  In the second half of 2009, the industry began to recover, driven by customers who had reduced their inventory levels in the face of the economic downturn and government sponsored demand generation programs.

Testing Services Segment

Net sales in the testing segment as a percentage of total net sales decreased by 10.8% to 26.7% of the total net sales for the three months ended September 2010, compared to 37.5% in the same period of fiscal 2010.  The decrease in percentage of total revenue from the testing segment was primarily due to a significant increase in sales from our manufacturing segment in the three months ended September 30, 2010 compared with the same period of last fiscal year. In terms of dollar amount, the net sales of the testing segment for the first quarter of fiscal 2011 was $3,474, reflecting an increase of $815, or 30.7%, compared to $2,659 for the first quarter of fiscal 2010. The increase in revenue generated by the testing segment was primarily due to an increase in production capacity in our Malaysia operation, which enabled us to accept more orders from one of our major customers. Demand for testing services varies from country to country depending on changes taking place in the market and our customers’ forecasts.  As it is difficult to accurately forecast fluctuations in the market, management believes it is necessary to maintain testing facilities in close proximity to our customers in order to make it convenient for them to send us their newly manufactured parts for testing and to enable us to maintain a share of the market.

Fabrication Services Segment

As a percentage of total net sales, the revenue generated by the fabrication services segment accounted for 1.3% in the first quarter of fiscal 2011 as compared 7.1% of total net sales in the first quarter of fiscal 2010. The absolute amount of net sales was $165 for the three months ended September 30, 2010, a decrease of $339 as compared to $504 for the same period of last fiscal year, due to fewer fabrication projects handled by the Company in the first quarter of 2011. As the Company has only been in the fabrication business for a year, the existing customer base is still limited. Management is exploring new business and increasing its customer base to optimize capacity utilization, which would enable the operations to be profitable.

Distribution Segment

As a percentage of total net sales, the revenue generated by the distribution segment in the first quarter of fiscal 2011 accounted for 1.8% of total net sales, a decrease of 0.3% compared to 2.1% in the first quarter of fiscal 2010. The absolute amount of net sales in the distribution segment increased by $82 for the three months ended September 30, 2010, from $147 in the first quarter of fiscal 2010 to $229 in the first quarter of fiscal 2011. The increase was mainly due to an increase in sales of our self-designed and manufactured equipment, which are customized for the unique needs of our customers. We believe that our competitive advantage in self-designed and manufactured equipment, which addresses the unique needs of our customers, increased the demand for our products.

Real Estate Segment

The real estate segment accounted for 1.4% of total net sales in the first quarter of fiscal 2011, an increase of 0.4% compared to 1.0% in the first quarter of fiscal 2010. The absolute amount of net sales in the real estate segment increased by $119 to $187 for the three months ended September 30, 2010, from $68 in the same period of fiscal 2010 primarily due to an increase in our investment in the real estate segment after the first quarter of fiscal 2010. On January 8, 2010, we entered into a new lease agreement with a third party for the eight units of commercial property purchased from Jiang Huai in the third quarter of fiscal 2010. This new property was rented through a rental agreement which provided for a one year renewable term with an annual rental income of RMB 720, or approximately $106. For the quarter ended September 30, 2010, this property generated an additional rental income of RMB 180, or approximately $27. In addition, we received an investment income of RMB 625, or approximately $92 in the first quarter of fiscal 2011 pursuant to the Memorandum of Agreement that we entered in April 2010.

Uncertainties and Remedies

There are several influencing factors which create uncertainties when forecasting performance, such as the ever-changing nature of technology, specific requirements from the customer, decline in demand for certain types of burn-in devices or equipment and decline in demand for testing services and fabrication services and other similar factors. We recently have seen some slowdown in the semi-conductor industry which may affect our operating results in the second quarter of fiscal 2011, including reduced backlogs and shortened lead times for some of our products and service. One factor that influences uncertainty is the highly competitive nature of the semiconductor industry.   Another is that some customers are unable to provide a forecast of the products required in the upcoming weeks; hence it is difficult to plan for the resources needed to meet these customers’ requirements due to short lead time and last minute order confirmation. This will normally result in a lower margin for these products, as it is more expensive to purchase materials in a short time frame.  However, the Company has taken certain actions and formulated certain plans to deal with and to help mitigate these unpredictable factors.  For example, in order to meet manufacturing customers’ demands upon short notice, the Company maintains higher inventories, but continues to work closely with its customers to avoid stock piling.  We continue to cut costs by upgrading some of our existing facilities to cater to the changing requirements of customers and by maintaining a lean headcount, while still keeping quality high so as to sell new products at a competitive price. We have also been improving customer service from staff by keeping our staff up to date on the newest technology and stressing the importance of understanding and meeting the stringent requirements of our customers.  Finally, the Company is exploring new markets and products, looking for new customers, and upgrading and improving burn-in technology while at the same time searching for improved testing methods of higher technology chips.

There are several influencing factors which create uncertainties when forecasting performance of our real estate segment, such as inflation in China, currency fluctuations and devaluation, changes in Chinese laws, regulations or their interpretation.

Rapid change in the technology for fabrication services influences our ability to forecast performance of our fabrication services segment.

Comparison of the First Quarters Ended September 30, 2010 and September 30, 2009

The following table sets forth certain consolidated statements of income data as a percentage of net sales for the first quarters of fiscal 2011 and 2010, respectively:

	Three Months Ended September 30,
	2010	2009
Net Sales	100.0%	100.0%
Cost of sales	78.9	82.9
Gross Margin	21.1%	17.1%
Operating expenses
General and administrative	14.0%	22.4
Selling	1.0	1.9
Research and development	0.2	0.1
Loss on disposal of PP&E	0.1	-
Total operating expenses	15.3%	24.4%
Income (Loss) from Operations	5.8%	(7.3)%

Overall Gross Profit Margin

Overall gross profit margin as a percentage of revenue increased by 4.0% to 21.1% for the three months ended September 30, 2010, from 17.1% in the first quarter of our last fiscal year primarily due to an increase in the gross profit margin in the testing, distribution and real estate segments, though partially offset by a decrease in gross profit margin in the manufacturing and fabrication segments.

Gross profit margin as a percentage of revenue in the manufacturing segment decreased by 0.7% from 14.6% in the first quarter of fiscal 2010 to 13.9% in the first quarter of fiscal 2011.  The decrease in gross profit margin was primarily due to an increase in the material cost and service charges that we paid to sub-contractors. In absolute amounts, gross profits in the manufacturing segment increased by $700, to $1,243 for the three months ended September 30, 2010 from $543 for the three months ended September 30, 2009.

Gross profit margin as a percentage of revenue in the testing segment increased by 16.8% for the three months ended September 30, 2010, from 22.5% to 39.3%, compared to the same quarter last fiscal year. The increase in the gross profit margin in percentage was primarily due to an increase in testing volume. Significant portions of our operating costs are fixed in the testing segment.  Thus, as service demands and factory utilization increase, the fixed costs are spread over the increased output, which improves gross profit margin. In absolute amounts, gross profit in the testing segment increased by $767, to $1,364 for the three months ended September 30, 2010 from $597 for the three months ended September 30, 2009.

Gross profit margin as a percentage of revenue in the distribution segment increased by 1.3% to 23.1% in the first quarter of fiscal 2011 from 21.8%, in the same quarter last fiscal year. The increase in the gross profit margin as a percentage of sales was due to a decrease in direct labor cost, which was a result of a lower employee headcount in the distribution segment of our Singapore operation. In terms of dollar amount, gross profit in the distribution segment in the first quarter of fiscal 2011 was $53, an increase of $21, compared to $32 in the same period of fiscal 2010.  The gross profit margin of the distribution segment was not only affected by the market price of our products, but also our product mix, which changes frequently as a result of changes in market demand.

Gross profit margin as a percentage of revenue in the real estate segment was 73.4% for the first quarter of fiscal 2011, an increase of 24.9% as compared to 48.5% for the same period in the last fiscal year. In terms of dollar amount, gross profit in the real estate segment in the first quarter of fiscal 2011 was $137, an increase of $104, compared to $33 in the same period of fiscal 2010.  The increase in the gross profit margin as a percentage of revenue in the real estate segment was due to an increase of $92 in investment income in the first quarter of fiscal 2011, which has a lower direct cost. We did not have any investment income in the first quarter of fiscal 2010, but did have a rental income of $54.

Gross profit margin as a percentage of revenue in the fabrication services segment was negative 30.3% for the three months ended September 30, 2010, a decrease of 32.1% as compared to positive margin of 1.8% for the same period of fiscal 2010. In terms of dollar amount, gross profit in the fabrication services segment in the first quarter of fiscal 2011 was negative $50, a decrease of $59, compared to $9 in the same period of fiscal 2010.  The cost of sales of this subsidiary mainly consisted of depreciation expenses and cost of direct labor. As revenue in this segment decreased by $339 to $165 for the three months ended September 30, 2010, as compared to $504 for the same period of last fiscal year, the decreased revenue could not cover the entire fixed cost of the operation, resulting in a negative gross margin due to underutilization of the plant capacity.

Operating Expenses

Operating expenses for the first quarters of fiscal 2011 and 2010 were as follows:

	Three Months Ended September 30,
(Unaudited)	2010	2009
General and administrative	$1,830	$1,583
Selling	128	132
Research and development	29	10
Loss / (Gain) on disposal of PP&E	7	(1)
Total	$1,994	$1,724

General and administrative expenses increased by $247, or 15.6%, from $1,583 for the three months ended September 30, 2009 to $1,830 for the three months ended September 30, 2010. The increase in general and administrative expenses was mainly attributable to an increase in payroll related expenses in our Singapore and Malaysia operations.  In the second quarter of fiscal 2009, we implemented four-day work weeks for all the employees in the Singapore operation as part of our cost cutting strategy.  In the third quarter of fiscal 2010, our Singapore manufacturing segment restored five-day work weeks to handle the increase in sales in that segment. The employee headcount in the Malaysia operations increased in the first quarter of fiscal 2011 to handle the increase in sales in that operation.

Selling expenses decreased by $4, or 3.0%, from $132 for the three months ended September 30, 2009, to $128 for the three months ended September 30, 2010, mainly due to a decrease in entertainment expenses by $7 as a result of our cost cutting strategy, which was offset with an exchange fluctuation loss of $4.

Research and development increased by $19, or 190.0%, from $10 for the three months ended September 30, 2009, to $29 for the three months ended September 30, 2010, mainly due to an increase in research and development efforts from our Singapore manufacturing operations. Our Singapore operations are conducting a research and development project to provide solutions for our customers and development of equipment to assist in the troubleshooting and repairing process.

Loss on disposal of property, plant and equipment was $7 for the three months ended September 30, 2010, as compared to a gain of $1 for the same period of fiscal year 2010. The loss in this quarter mainly resulted from the disposal at a loss of an obsolete motor vehicle in the Singapore manufacturing operation.

Income (Loss) from Operations

Income from operations increased by $1,263, or 247.6%, from a loss of $510 for the three months ended September 30, 2009 to an income of $753 for the three months ended September 30, 2010, mainly due to an increase in revenue and an improvement in gross profit margin as previously discussed.

Interest Expense

Interest expense for the first quarters of fiscal 2011 and 2010 was as follows:

	Three Months Ended September 30,
(Unaudited)	2010	2009
Interest expense	$(60)	$(19)

Interest expense increased by $41 to $60 for the three months ended September 30, 2010 from $19 for the three months ended September 30, 2009, primarily due to higher usage of credit by the Malaysia operations for the expansion of its facilities. Our credit rating provides us with ready and adequate access to funds in global markets.  As of September 30, 2010, the Company had an unused line of credit of $3,502.

Other Expense

Other expenses for the first quarters of 2011 and 2010 were as follows:

	Three Months Ended September 30,
(Unaudited)	2010	2009
Other expenses	$(40)	$(3)

Other expenses increased by $37 to $40 for the three months ended September 30, 2010 from $3 in the same quarter of last fiscal year primarily due to an increase in the currency translation loss. This was attributable to the weakening of the U.S. dollar against foreign currency with regard to transactions denominated in U.S. dollars.

Income Tax Benefit

Income tax benefit for the three months ended September 30, 2010 was $4, a decrease of $33, compared to $37 for the same period of last fiscal year. The decrease in income tax benefit was mainly due to an increase in income in the first quarter of fiscal 2011. As we still have net operating loss carry forwards of approximately $972 in our Singapore operation for Singapore income tax purposes as of June 30, 2010, we were able to use the net operating loss carry forwards of $88 against income generated from this operation in the first quarter of 2011.

 Loss from Discontinued Operations

Loss from discontinued operations decreased by $16 to $2 for the three months ended September 30, 2010 from $18 for the same period last fiscal year.  The decrease in the loss from discontinued operations was primarily due to a decrease in general and administrative expense in winding up of the testing business in our Shanghai operation for the three months ended September 30, 2010 as compared to the same period of last fiscal year.

Non-controlling Interest

As of September 30, 2010, we held 55% interest in Trio-Tech Malaysia and 55% interest in SHI Singapore. The non-controlling interest for the three months ended September 30, 2010, in the net income of subsidiary, was $164, an increase of $255 compared to the non-controlling interest in the net loss of $91 for the same quarter of fiscal 2010.  The increase in the non-controlling interest in the net income of subsidiary was attributable to the increase in net income generated from the Malaysia testing operation as a result of an increase in revenue, which was partially offset by a decrease in net income generated by the fabrication segment of SHI Singapore operation as compared to the same period in the prior fiscal year.

Net Income

Net income was $655 in the first quarter of fiscal 2011, an increase of $913 from a net loss of $513 for the first quarter of fiscal 2010. The improvement in net income was mainly due to an increase in revenue, as previously discussed.

Income  / (Loss) per Share

Basic earnings per share from continuing operations for the three months ended September 30, 2010 were $0.15, an increase of $0.27 from a loss of $0.12 per share in the same period last fiscal year. There was no income or loss from discontinued operations for the three months ended September 30, 2010. Basic loss per share attributable to discontinued operations for the three months ended September 30, 2009 were $0.01 per share.

Diluted earnings per share from continuing operations for the three months ended September 30, 2010 were $0.14, an increase of $0.26 from a loss of $0.12 per share in the same period last fiscal year. There was no income or loss from discontinued operations for the three months ended September 30, 2010. Diluted loss per share attributable to discontinued operations for the three months ended September 30, 2009 were $0.01 per share.

Segment Information

The revenue, gross profit margin and income or loss from each segment for the first quarter of fiscal 2011 and the first quarter of fiscal 2010, respectively, are presented below. As the segment revenue and gross profit margin for each segment have been discussed in the previous section, only the comparison of income from operations is discussed below.

Manufacturing Segment

The revenue, gross profit margin and income / (loss) from operations for the manufacturing segment for the first quarters of each of fiscal years 2011 and 2010 were as follows:

	Three Months Ended September 30,
(Unaudited)	2010	2009
Revenue	$8,974	$3,715
Gross margin	13.9%	14.6%
Income (loss) from operations	$153	$(171)

Income from operations from the manufacturing segment increased by $324 to $153 for the three months ended September 30, 2010 from a loss of $171 in the same quarter last fiscal year primarily due to an increase in revenue, as discussed earlier. Operating expenses for the manufacturing segment were $1,090 and $714 for the three months ended September 30, 2010 and 2009, respectively. The increase in operating expenses of $376 was mainly due to an increase in payroll related expenses in our Singapore operations. In the second quarter of fiscal 2009, we implemented four-day work weeks for all the employees in the Singapore operation as part of our cost cutting strategy.  In the third quarter of 2010, our Singapore manufacturing segment restored five-day work weeks to handle the increase in sales in that segment.

Testing Segment

The revenue, gross profit margin and income/(loss) from operations for the testing segment for the first quarters of each of fiscal years 2011 and 2010 were as follows:

	Three Months Ended September 30,
(Unaudited)	2010	2009
Revenue	$3,474	$2,659
Gross margin	39.3%	22.4%
Income (loss) from operations	$442	$(209)

Income from operations in the testing segment in the first quarter of fiscal 2011 was $442, an increase of $651, or 311.5%, compared to a loss of $209 in the same period of fiscal 2010. The increase in operating income was attributable to an increase of $767 in gross profit, which was offset by an increase of $116 in operating expenses.  Operating expenses were $922 and $806 for the three months ended September 30, 2010 and 2009, respectively. The increase in operating expenses was mainly due to an increase in payroll related expenses in our Malaysia operation. We increased the employee headcount in our Malaysia operation in the first quarter of 2011 to handle the increase in sales in that operation.

Distribution Segment

The revenue, gross profit margin and income from operations for the distribution segment for the first quarters of each of fiscal years 2011 and 2010 were as follows:
	Three Months Ended September 30,
(Unaudited)	2010	2009
Revenue	$229	$147
Gross margin	23.1%	21.8%
Income from operations	$31	$14

Income from operations in the distribution segment increased by $17 to $31 for the three months ended September 30, 2010, from $14 for the three months ended September 30, 2009. The increase in operating income was mainly due to an increase in gross profit of $21, which was offset by an increase in operating expenses of $4.  Operating expenses were $22 and $18 for the three months ended September 30, 2010 and 2009, respectively. The increase in operating expenses was mainly due to an increase in transportation cost as a result of an increase in sales in that segment.

Real Estate Segment

The revenue, gross profit margin and income from operations for the real estate segment for the first quarters of each of fiscal years 2011 and 2010 were as follows:

	Three Months Ended September 30,
(Unaudited)	2010	2009
Revenue	$187	$68
Gross margin	73.4%	49.1%
Income from operations	$89	$14

Income from operations in the real estate segment in the first quarter of 2011 was $89, an increase of $75, compared to  $14 for the same period of fiscal 2010.  The increase in operating income was mainly due to an increase in gross profit of $104, but offset by an increase in operating expenses of $29. The operating expenses were $48 and $19 for the three months ended September 30, 2010 and 2009, respectively. The increase in operating expenses was mainly due to an increase in depreciation expense and payroll related expenses as a result of additional investment in this segment after the first quarter of fiscal 2010.

Fabrication Services

The revenue, gross profit margin and loss from operations for the fabrication services segment for the first quarters of each of fiscal years 2011 and 2010 were as follows:

	Three Months Ended September 30,
(Unaudited)	2010	2009
Revenue	$165	$504
Gross margin	(30.2)%	1.8%
Loss from operations	$(187)	$(272)

Loss from operations in the fabrication services segment was $187 for the quarter ending September 30, 2010, a decrease of $85, compared to $272 for the same period of fiscal 2010. The decrease in the loss in this segment was due primarily to a significant decrease in operating expenses.  Operating expenses decreased by $143 to $137 for the three months ended September 30, 2010 as compared to $280 for the same period of fiscal 2010. The decrease in operating expenses was mainly due to a decrease in payroll related expenses, as we reduced the headcount of that segment as part of a cost cutting strategy in that segment.

Corporate

The income from operations for corporate for the first quarters of each of fiscal 2011 and 2010 was as follows:

	Three Months Ended September 30,
(Unaudited)	2010	2009
Income from operations	$225	$114

Corporate operating income increased by $111 to $225 for the three months ended September 30, 2010, from $114 in the same period last fiscal year. The increase in operating income was mainly due to an increase in corporate management fees, which is based on the percentage of revenue imposed on all the subsidiaries, due to an increase in the revenue from our subsidiaries.  The revenue percentage charged on subsidiaries is a reimbursement to the corporate office to cover its operating expenses. Management reviews this percentage periodically to make sure the amount charged is sufficient to cover its corporate expenses.

Financial Condition

During the three months ended September 30, 2010, total assets increased $1,942 from $41,724 at June 30, 2010 to $43,666 at September 30, 2010. The majority of the increase was in accounts receivables, fixed assets, inventory and prepaid expenses, other current assets and other assets, which was partially offset by a decrease in cash and short-term deposits.

At September 30, 2010, the accounts receivable balance increased by $1,718 from $12,142 as at June 30, 2010 to $13,860, primarily due to an increase in revenue in the first quarter of fiscal 2011. The rate of turnover of accounts receivables was 90 days at the end of the first quarter of fiscal 2011 compared with 80 days at fiscal year-end 2010. Our average credit terms for customers are over 60 days. Most of the revenue generated in the first quarter of fiscal year 2011 was not due as at September 30, 2010, resulting in an increase in the rate of turnover of accounts receivables compared with a year ago.

Inventory at September 30, 2010 was $3,649, an increase of $249, or 7.3%, compared to $3,400 at June 30, 2010. The increase in inventory was a result of building up inventory to support expected product shipments in the second quarter of fiscal 2011.   The turnover of inventory was 41 days at the end of the first quarter of fiscal 2011 compared with 43 days at fiscal year-end 2010.  The lower turnover was due to an increase in sales in our manufacturing and distribution segments in the first quarter of fiscal year 2011.

Property, plant and equipment increased by $637, from $12,695 as at June 30, 2010 to $13,332 as at September 30, 2010. Capital expenditures were $611 for the first quarter of fiscal 2011, compared with $4,571 for the first quarter of fiscal 2010.  The capital expenditures for the first quarter of fiscal 2011 were mainly for the purchase of equipment of $547 by our Tianjin operations and of $49 by our Malaysian operations for its expansion plans to meet the need of its major customer.  The capital expenditures for the first quarter of fiscal 2010 mainly consisted of the purchase of a factory and office building for approximately $3,761 by our Malaysia operation.  Prior to this purchase, this property was under lease rental by the Company. Depreciation was approximately $652 for the first quarter of fiscal 2011, compared with $499 for the first quarter of fiscal 2010. The increase in depreciation expenses was mainly due to the additions in fixed assets in the Malaysia and China operations after the first quarter of fiscal 2010, which resulted in higher depreciation in the first quarter of fiscal 2011.

Prepaid and other current assets expenses were $483 at September 30, 2010, an increase of $187 from the balance of $296 at June 30, 2010, primarily due to increased prepayments to suppliers in our Malaysia operation in the ordinary course of business, As the sales increase, the demand of products from our suppliers also increases there.

At the end of the first quarter of fiscal 2011, total cash and short-term deposits were $4,720, reflecting a decrease of $1,238 from $5,958 for fiscal year-end 2010. The decrease was primarily due to capital expenditures of $611 and repayments of $318 of debt and capital lease in the first quarter of fiscal 2011.

Other assets as at September 30, 2010 increased by $226 to $1,406, compared to $1,180 at June 30, 2010.  The increase in other assets was primarily due to the down payment for purchase of fixed assets in the China and Malaysia operations as at September 30, 2010.

Liquidity Comparison

Net cash used by operating activities increased by $993 to $2,015 for the three months ended September 30, 2010 from $1,022 in the same period of last fiscal year. The increase in net cash used by operating activities was primarily due to the cash outflow from accounts payable of $889 in the first quarter of fiscal 2011 as compared with a cash inflow of $851 in the same period of fiscal 2010, which was partially offset by an increase in net income of $1,168.  As we increased the purchase of inventory to support expected product shipments in the second quarter of fiscal 2011, there was an increase in cash outflow for the payment of accounts payable in the first quarter of fiscal year 2011 compared to the same period of last fiscal year.

Net cash provided by investing activities increased by $4,393 to $1,801 for the three months ended September 30, 2010 from a cash outflow of $2,592 for the same period of fiscal 2010.  The increase in cash provided by investing activities was primarily due to a decrease of $1,848 in the net investments in unrestricted and restricted term deposits and a decrease of $2,743 in the capital expenditure in cash in the first quarter of fiscal 2011 compared to the same period of fiscal 2010. As our cash and cash equivalent, short term deposits and restricted cash deposits decreased by $6,263 as of June 30, 2010 compared with a year ago, we decreased our investment in unrestricted and restricted term deposits in the first quarter of fiscal year 2011 compared with the same period of last fiscal year.  The cash expenditure decreased by $2,743 in the first quarter of fiscal year 2011 compared to the same period of last fiscal year. The capital expenditures for the first quarter of fiscal 2011 were mainly for the purchase of equipment of $547 by our Tianjin operations and of $49 by our Malaysian operations for its expansion plans to meet the needs of its major customer.  The capital expenditures for the first quarter of fiscal 2010 mainly consisted of the purchase of a factory and office building for approximately $3,761 by our Malaysia operation.  Prior to this purchase, this property was under lease rental by the Company.

Net cash provided by financing activities in the first quarter of fiscal 2011 was $1,051, representing a decrease of $1,409 compared to $2,460 during the first quarter of fiscal 2010.  The decrease was mainly due to a decrease of $2,447 from the proceeds from long-term bank loans and capital leases, which was partially offset by an increase of $1,079 in the net borrowings on lines of credit.   In the first quarter of last fiscal year, our Malaysia operation obtained a long-term loan of RM 9,625, or approximately $2,733, offered by a financial institution in Malaysia for the purpose of purchasing a building for its testing operations in Petaling Jaya, Kuala Lumpur, Malaysia. In the first quarter of fiscal year 2011, we only had a capital lease of $286 for the purchase of some testing equipment in the Malaysia operation for its expansion needs.  The borrowings on lines of credit of $1,079 in the first quarter of fiscal year 2011 were mainly for our working capital needs.

We believe we have the necessary financial resources to meet our projected cash requirements for at least the next twelve months.

Corporate Guarantee Arrangement

We provided a corporate guarantee of approximately $1,784 at the fiscal year end of 2010 to one of our subsidiaries in Southeast Asia to secure line-of-credit and term loans from a bank to finance the operations of such subsidiary. In April 2010 this guarantee was released by the local bank.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2010, the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective at a reasonable level.

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

Item 4.  Removed and Reserved

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

TRIO-TECH INTERNATIONAL By: /s/ Victor H.M. Ting Victor H.M. Ting Vice President and Chief Financial Officer (Principal Financial Officer) Dated: November 15, 2010