Form 10-Q
period 2010-12-31
TRIO TECH INTERNATIONAL
filed 2011-02-18
CIK 732026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” ( and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒
Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of February 10, 2011, there were 3,303,805 shares of the issuer’s Common Stock, no par value, outstanding.

TRIO-TECH INTERNATIONAL
INDEX TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION, OTHER INFORMATION AND SIGNATURE

		Page
Part I.	Financial Information

Item 1.	Financial Statements
	(a) Condensed Consolidated Balance Sheets as of December 31, 2010 (Unaudited) and June 30, 2010	2
	(b) Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months and Six Months Ended December 31, 2010 (Unaudited) and December 31, 2009 (Unaudited)	3
	(c) Condensed Consolidated Statements of Shareholders Equity for the Six Months Ended December 31, 2010 (Unaudited) and the year ended June 30, 2010	4
	(d) Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2010 (Unaudited) and December 31, 2009 (Unaudited)	5
	(e) Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	50
Item 4.	Controls and Procedures	50

Part II.	Other Information

Item 1.	Legal Proceedings	51
Item 1A.	Risk Factors	51
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51
Item 3.	Defaults upon Senior Securities	51
Item 4.	Removed and Reserved	51
Item 5.	Other Information	51
Item 6.	Exhibits	51

Signatures		52

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	December 31, 2010	June 30, 2010
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash & cash equivalent	$5,307	$3,244
Short-term deposits	388	2,714
Trade accounts receivable, less allowance for doubtful	9,385	12,142
accounts of $59 and $91
Other receivables	401	778
Loan receivables from property development projects	1,057	--
Inventories, less provision for obsolete inventory
of $867 and $907	2,794	3,400
Investment in property development	--	887
Prepaid expenses and other current assets	482	296
Total current assets	19,814	23,461

INVESTMENT IN UNCONSOLIDATED JOINT VENTURE	755	--
INVESTMENT PROPERTY IN CHINA, Net	2,135	2,141
PROPERTY, PLANT AND EQUIPMENT, Net	13,720	12,695
OTHER ASSETS	1,930	1,180
RESTRICTED TERM DEPOSITS	2,426	2,247
TOTAL ASSETS	$40,780	$41,724

LIABILITIES
CURRENT LIABILITIES:
Lines of credit	$2,003	$2,532
Accounts payable	5,099	7,968
Accrued expenses	2,757	3,419
Income taxes payable	628	342
Current portion of bank loans payable	277	478
Current portion of capital leases	124	57
Total current liabilities	10,888	14,796

BANK LOANS PAYABLE, net of current portion	2,638	2,566
CAPITAL LEASES, net of current portion	265	--
DEFERRED TAX LIABILITIES	706	718
OTHER NON-CURRENT LIABILITIES	478	569
TOTAL LIABILITIES	$14,975	$18,649

COMMITMENT AND CONTINGENCIES	--	--

EQUITY
TRIO-TECH INTERNATIONAL’S SHAREHOLDERS' EQUITY:
Common stock, no par value, 15,000,000 shares authorized; 3,303,805 and 3, 227,430 shares issued and outstanding as at December 31, 2010, and June 30, 2010, respectively	$10,500	$10,365
Paid-in capital	2,133	1,597
Accumulated retained earnings	7,164	6,486
Accumulated other comprehensive gain-translation adjustments	3,099	1,818
Total Trio-Tech International shareholders' equity	22,896	20,266
NON-CONTROLLING INTEREST	2,909	2,809
TOTAL EQUITY	$25,805	$23,075
TOTAL LIABILITIES AND EQUITY	$40,780	$41,724

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
UNAUDITED (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

	Six Months Ended		Three Months Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2010	2009	2010	2009
Revenue
Products	$14,694	$7,001	$5,491	$3,139
Testing Services	6,667	5,250	3,193	2,591
Fabrication Services	258	704	93	200
Others	959	328	772	260
	22,578	13,283	9,549	6,190
Cost of Sales
Cost of products sold	12,542	6,071	4,634	2,784
Cost of testing services rendered	3,875	3,773	1,766	1,710
Cost of fabrication services rendered	403	1,193	188	699
Others	128	71	78	36
	16,948	11,108	6,666	5,229

Gross Margin	5,630	2,175	2,883	961

Operating Expenses / (Gains):
General and administrative	4,134	3,006	2,304	1,423
Selling	249	227	121	95
Research and development	116	20	87	10
Loss / (Gain) on disposal of property, plant and equipment	7	(1)	--	--
Total operating expenses	4,506	3,252	2,512	1,528

Income / (Loss) from Operations	1,124	(1,077)	371	(567)

Other Income / (Expenses)
Interest expenses	(119)	(74)	(59)	(55)
Other income / (expenses), net	143	136	183	139
Total other income / (expenses)	24	62	124	84

Income / (Loss) from Continuing Operations before Income Taxes	1,148	(1,015)	495	(483)

Income Tax (Expenses) / Benefits	(158)	28	(162)	(9)

Income / (loss) from continuing operations before non-controlling interest, net of tax	990	(987)	333	(492)

Other Operating Activities
Equity in earnings of unconsolidated joint venture, net of tax	--	--	--	--

Discontinued Operations (Note 18)
Loss from discontinued operations, net of tax	(2)	(45)	--	(27)
NET INCOME / (LOSS)	988	(1,032)	333	(519)

Less: net income / (loss) attributable to the non-controlling interest	310	(241)	146	(150)
Net Income / (Loss) Attributable to Trio-Tech International Common Shareholder	$678	$(791)	$187	$(369)

Amounts Attributable to Trio-Tech International Common Shareholders:
Income / (loss) from continuing operations, net of tax	680	(746)	187	(342)
Loss from discontinued operations, net of tax	(2)	(45)	--	(27)
Net Income / (Loss) Attributable to Trio-Tech International Common Shareholders	$678	$(791)	$187	$(369)

Comprehensive Income / (Loss) Attributable to Trio-Tech International Common Shareholders:

Net income / (loss)	988	(1,032)	333	(519)
Foreign currency translation, net of tax	1,071	338	162	109
Comprehensive Income / (Loss)	2,059	(694)	495	(410)
Less: Comprehensive income / (loss) attributable to the non-controlling interest	100	(198)	(69)	(142)
Comprehensive Income / (Loss) Attributable to Trio-Tech International Common Shareholders	$1,959	$(496)	$564	$(268)

Basic Earnings / (Loss) per Share:
Basic earnings / (loss) per share from continuing operations attributable to Trio-Tech International	$0.21	$(0.24)	$0.06	$(0.10)
Basic loss per share from discontinued operations attributable to Trio-Tech International	$--	$(0.01)	$--	$(0.01)
Basic Earnings / (Loss) per Share from Net Income / (Loss)
Attributable to Trio-Tech International	$0.21	$(0.25)	$0.06	$(0.11)

Diluted Earnings / (Loss) per Share:
Diluted earnings / (loss) per share from continuing operations attributable to Trio-Tech International	$0.20	$(0.24)	$0.05	$(0.10)
Diluted loss per share from discontinued operations attributable to Trio-Tech International	$--	$(0.01)	$--	$(0.01)
Diluted Earnings / (Loss) per Share from Net Income
(Loss) Attributable to Trio-Tech International	$0.20	$(0.25)	$0.05	$(0.11)

Weighted average number of common shares outstanding
basic	3,262	3,227	3,296	3,227
Dilutive effect of stock options	118	--	131	--
Number of shares used to compute earnings per share --- diluted	3,380	3,227	3,427	3,227

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(IN THOUSANDS)
	Common Stock			Additional Paid-in	Accumulated Retained	Accumulated Other Comprehensive	Non- Controlling
	Shares	Amount		Capital	Earnings	Income	Interest	Total
		$		$	$	$	$	$
Balance at June 30, 2009	3,227		10,365	1,446	6,859	1,194	2,918		22,782

Stock option expenses				151					151
Net loss					(373)		(219)		(592)
Translation adjustment						624	110		734

Balance at June 30, 2010	3,227		10,365	1,597	6,486	1,818	2,809		23,075

Cash received from stock
options exercised	76		135						135
Stock option expenses				536					536
Net income					678		310		988
Translation adjustment						1,281	(210)		1,071

Balance at December 31, 2010	3,303		10,500	2,133	7,164	3,099	2,909		25,805

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (IN THOUSANDS)

	Six Months Ended
	December 31,	December 31,
	2010	2009
	(unaudited)	(unaudited)
Cash Flow from Operating Activities
Net income / (loss)	$988	$(1,032)
Adjustments to reconcile net income / (loss) to net cash flow provided by operating activities
Depreciation and amortization	1,278	1,072
Bad debt (reversal) / expense, net	(37)	135
Inventory provision	15	116
Warranty (recovery) / expense, net	(19)	-
Accrued interest expense, net of interest income	104	(12)
Loss / (gain) on sale of property-continued operations	7	(1)
Investment income	-	291
Stock compensation	536	88
Deferred tax provision	(54)	5
Changes in operating assets and liabilities, net of acquisition effects
Accounts receivables	3,029	(1,812)
Other receivables	456	(222)
Other assets	(714)	(155)
Inventories	822	(417)
Prepaid expenses and other current assets	(171)	304
Investment in property development	909	(31)
Accounts payable and accrued liabilities	(3,960)	1,115
Income tax payable	260	(11)
Other non-current liabilities	(103)	(47)
Net cash provided by (used in) operating activities	3,346	(614)

Cash Flow from Investing Activities
Equity in profit of unconsolidated joint venture	-	-
Proceeds from unrestricted and restricted term deposits, net	2,441	514
Loan receivables from property development projects	(1,057)	-
Investment in unconsolidated joint venture	(755)	-
Additions to property, plant and equipment	(1,222)	(3,874)
Acquisition of PT SHI Indonesia, net of cash acquired	-	225
Proceeds from disposal of plant, property and equipment	54	3
Net cash used in investing activities	(539)	(3,132)

Cash Flow from Financing Activities
Borrowing on lines of credit	1,079	-
Repayment on lines of credit	(1,633)	-
Repayment of bank loans and capital leases	(445)	(1,059)
Proceeds from long-term bank loans	-	3,112
Proceeds from stock options exercised	135	-
Net cash (used in) provided by financing activities	(864)	2,053

Effect of Changes in Exchange Rate	120	355

NET INCREASE (DECREASE) IN CASH	2,063	(1,338)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,244	6,037
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,307	$4,699

Supplementary Information of Cash Flows
Cash paid during the period for:
Interest	$102	$65
Income taxes	$152	$1

Non-Cash Transactions
Capital lease of property, plant and equipment	$394	$1,272

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (IN THOUSANDS, EXCEPT PER SHARE AND NUMBER OF SHARES)

1.   ORGANIZATION AND BASIS OF PRESENTATION

Trio-Tech International (“the Company” or “TTI” hereafter) was incorporated in fiscal 1958 under the laws of the State of California.  TTI provides third-party semiconductor testing and burn-in services primarily through its laboratories in Southeast Asia. In addition, TTI operates testing facilities in the United States.  The Company also designs, develops, manufactures and markets a broad range of equipment and systems used in the manufacturing and testing of semiconductor devices and electronic components. TTI conducts business in five business segments: Manufacturing, Testing Services, Fabrication Services, Distribution and Real Estate. TTI has subsidiaries and joint ventures in the U.S.A., Singapore, Malaysia, Thailand, China and Indonesia as follows:

	Ownership	Location

Express Test Corporation (Dormant)	100%	Van Nuys, California
Trio-Tech Reliability Services (Dormant)	100%	Van Nuys, California
KTS Incorporated, dba Universal Systems (Dormant)	100%	Van Nuys, California
European Electronic Test Centre	100%	Dublin, Ireland
(Operation ceased on November 1, 2005)
Trio-Tech International Pte. Ltd.	100%	Singapore
Universal (Far East) Pte. Ltd. *	100%	Singapore
Trio-Tech International (Thailand) Co. Ltd.*	100%	Bangkok, Thailand
Trio-Tech (Bangkok) Co. Ltd.	100%	Bangkok, Thailand
(51% owned by Trio-Tech International Pte. Ltd. and 49% owned by Trio-Tech International (Thailand) Co. Ltd.)
Trio-Tech (Malaysia) Sdn. Bhd.	55%	Penang and Selangor, Malaysia
Trio-Tech (Kuala Lumpur) Sdn. Bhd.	55%	Selangor, Malaysia
(100% owned by Trio-Tech Malaysia Sdn. Bhd.)
Prestal Enterprise Sdn. Bhd.	76%	Selangor, Malaysia
(76% owned by Trio-Tech (Malaysia) Sdn. Bhd.)
Trio-Tech (Suzhou) Co. Ltd. *	100%	Suzhou, China
Trio-Tech (Shanghai) Co. Ltd. *	100%	Shanghai, China
(Operation ceased on January 1, 2010)
Trio-Tech (Chongqing) Co. Ltd. *	100%	Chongqing, China
SHI International Pte. Ltd.	55%	Singapore
PT SHI Indonesia	55%	Batam, Indonesia
Trio-Tech (Tianjin) Co. Ltd. *	100%	Tianjin, China
Chong Qing Jun Zhou Zhi Ye Co. Ltd	20%	Chongqing, China
(20% owned by Trio-Tech (Chongqing) Co. Ltd.)

* 100% owned by Trio-Tech International Pte. Ltd.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  All significant inter-company accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements are presented in U.S. dollars.  The accompanying condensed consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.  Operating results for the six months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2011.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the fiscal year ended June 30, 2010.

New Accounting Policy:

Joint Venture - The Company analyzes its investments in joint ventures to determine if the joint venture is a variable interest entity (a “VIE”) and would require consolidation. The Company (a) evaluates the sufficiency of the total equity at risk, (b) reviews the voting rights and decision-making authority of the equity investment holders as a group, and whether there are any guaranteed returns, protection against losses, or capping of residual returns within the group and (c) establish whether activities within the venture are on behalf of an investor with disproportionately few voting rights in making this VIE determination. The Company would consolidate a venture that is determined to be a VIE if it was the primary beneficiary. Beginning January 1, 2010, a new accounting standard became effective and changed the method by which the primary beneficiary of a VIE is determined a primarily qualitative approach whereby the variable interest holder, if any, has the power to direct the VIE’s most significant activities and is the primary beneficiary. To the extent that the joint venture does not qualify as VIE, the Company further assess the existence of a controlling financial interest under a voting interest model to determine whether the venture should be consolidated.

Equity Method - The Company analyzes its investments in joint ventures to determine if the joint venture should be accounted for using the equity method. The management evaluates both Common Stock and in-substance Common Stock whether they give the Company the ability to exercise significant influence over operating and financial policies of the joint venture even though the Company holds less than 50% of the Common Stock and in-substance Common Stock. The net income of the joint venture will be reported as “Equity in earnings of unconsolidated joint ventures, net of tax” in the Company’s condensed consolidated statements of operations and comprehensive income.

Loan Receivables - The loan receivables are classified as current assets carried at face value and are individually evaluated for impairment.  The allowance for loan losses reflects management’s best estimate of probable losses determined principally on the basis of historical experience and specific allowances for known loan accounts. All loans or portions thereof deemed to be uncollectible or to require an excessive collection cost are written off to the allowance for losses.

Interest Income - Interest income on loans is recognized on an accrual basis. Discounts and premiums on loans are amortized to income using the interest method over the remaining period to contractual maturity. The amortization of discounts into income is discontinued on loans that are contractually 90 days past due or when collection of interest appears doubtful.

All dollar amounts in the financial statements and in the notes herein are U.S. dollars (‘‘U.S.$’’) unless otherwise designated.

Reclassification - Certain reclassifications have been made to the financial statements for the period ending December 31, 2009 to conform to the presentation made for the period ending December 31, 2010, with no effect on previously reported net income.

2.   ACQUISITION OF PT SHI INDONESIA, BATAM,  INDONESIA

On July 1, 2009, SHI International Pte. Ltd., a 55% owned subsidiary of the Company, consummated the acquisition of a 100% interest in PT SHI Indonesia, pursuant to the Share Purchase Agreement dated April 7, 2009. PT SHI Indonesia is an Indonesia–based enterprise providing fabrication of large and complex structures employed to process oil and gas and for temporary storage of the oil prior to transshipment, and related services for the offshore oil and gas industries. The Company’s objective for acquiring this business was to diversify its business, reduce the risk associated with sole industry focus, and enhance the Company’s future growth opportunities. Beginning on July 1, 2009, the operating results of this subsidiary were included in the consolidated statements of the Company for the year ended June 30, 2010 and represent the Company’s segment “fabrication services.” This acquisition transaction was not considered significant to the Company.

Pursuant to the Share Purchase Agreement dated April 7, 2009, the purchase price was approximately $113, consisting of $10 in cash and $103 in a contingent note payable.  In accordance with ASC Topic 805, Business Combinations, the Company allocated the purchase price to the tangible assets and liabilities based on their estimated fair values. The fair value assigned to intangible assets acquired was based on estimates and assumptions determined by management. Management determined that the fair value attributable to non-controlling interest was nil due to negative net asset value and the control premium associated with the Company’s majority ownership. Therefore, 100% of the goodwill was allocated to the majority shareholder, the Company.

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

The contingent note payable of $103 was related to agreements to pay additional amounts based on achievement of certain performance measures after the acquisition date. The excess purchase price over the fair value of net assets acquired was recorded as goodwill. Goodwill is not amortized, but evaluated for impairment annually or whenever events or changes in circumstances indicate that the value of a certain asset may be impaired. The Company performed an assessment of the carrying value of its goodwill balance during the preparation of the Form 10-K report for fiscal year 2010 in accordance with ASC Topic 350, Intangibles-Goodwill and Other. As a result of the test, the Company concluded that the carrying amount of its fabrication services segment exceeded its fair value, and the goodwill of approximately $432 was fully impaired in fiscal year 2010. As management determined that the goodwill only belonged to the Company on the acquisition date, the goodwill was not recorded by the non-controlling interest which controls 45% of the equity of the Company’s Indonesia operation. Therefore, the impairment loss of goodwill in fiscal year 2010 was not allocated to the non-controlling interest.

3.   NEW ACCOUNTING PRONOUNCEMENTS

In December 2010, the FASB issued ASU No. 2010-28, Intangibles – Goodwill and Other (ASC Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.  Under Topic 350 on goodwill and other intangible assets, testing for goodwill impairment is a two-step test.  When a goodwill impairment test is performed (either on an annual or interim basis), an entity must assess whether the carrying amount of a reporting unit exceeds its fair value (Step 1).  If it does, an entity must perform an additional test to determine whether goodwill has been impaired and to calculate the amount of that impairment (Step 2).  The amendments in this Update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that goodwill impairment exists. An entity should consider whether there are any adverse qualitative factors indicating that impairment may exist.  The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.  The adoption of this update is not expected to have an impact on our results of operations or financial position, as the Company has fully impaired goodwill in prior fiscal years.

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

In March 2010, the FASB issued ASU No. 2010-19, Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange. The purpose of this ASU was to codify the SEC staff announcement made at the March 18, 2010. EITF meeting providing the SEC staff’s views on certain foreign currency issues related to investments in Venezuela. This became effective on March 18, 2010. The adoption of this update does not have a material impact on our results of operations or financial position.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (ASC Topic 820): Improving Disclosures about Fair Value Measurements, to update the guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The updated guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Except for the presentation and disclosure requirements required by this guidance, the adoption is not expected to have an impact on the Company’s condensed consolidated financial statements.

4.             INVENTORIES

Inventories consisted of the following:

	Dec. 31,
	2010	June 30,
	(Unaudited)	2010

Raw materials	$1,274	$1,214
Work in progress	2,182	2,802
Finished goods	205	291
Less: provision for obsolete inventory	(867)	(907)
	$2,794	$3,400

5.   STOCK OPTIONS

As of December 31, 2010, there were no outstanding options to purchase Common Stock which had been granted pursuant to the 1998 Employee Option Plan, which plan was terminated on December 2, 2005 by the Company’s Board of Directors.

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

On September 16, 2010, the Board of Directors adopted an amendment to the 2007 Employee Stock Option Plan to increase the number of shares available for grant under the Employee Stock Option Plan from 300,000 shares to 600,000 shares of Common Stock. The Board also adopted an amendment to the 2007 Directors Equity Incentive Plan to increase the number of shares available for grant under that plan from 200,000 shares to 400,000 shares of Common Stock.   These amendments to the 2007 Employee Stock Option Plan and the 2007 Directors Equity Incentive Plan were approved by the shareholders on December 14, 2010.

Assumptions

The fair value for these options granted was estimated using the Black-Scholes option pricing model with the following weighted average assumptions, assuming no expected dividends:

	Six Months Ended December 31,	Year Ended June 30,
	2010	2010

Expected volatility	112.24 - 122.07%	107.18 - 145.18%
Risk-free interest rate	0.66 – 1.06%	1.27 – 2.48%
Expected life (years)	2.00 - 3.25	2.00 - 3.25

The expected volatilities are based on the historical volatility of the Company’s stock.  The observation is made on a weekly basis.  The observation period covered is consistent with the expected life of options.  The expected term of options granted to employees has been determined utilizing the “simplified” method as prescribed by ASC Topic 718 Compensation – Stock Compensation, which, among other provisions, allowed companies without access to adequate historical data about employee exercise behavior to use a simplified approach for estimating the expected term of a "plain vanilla" option grant.  The simplified rule for estimating the expected term of such an option was the average of the time to vesting and the full term of the option. The risk-free rate is consistent with the expected terms of the stock options and is based on the United States Treasury yield curve in effect at the time of grant.

2007 Employee Stock Option Plan

The Company’s 2007 Employee Stock Option Plan (the “2007 Employee Plan”), which is shareholder-approved, permits the grant of stock options to its employees covering up to an aggregate 600,000 shares of Common Stock.  Under the 2007 Employee Plan, all options must be granted with an exercise price of not less than “fair market value” as of the grant date and the options granted should be exercisable within a maximum of ten years after the date of grant, or such lesser period of time as is set forth in the stock option agreements. The options may be exercisable (a) immediately as of the effective date of the stock option agreement granting the option, or (b) in accordance with a schedule related to the date of the grant of the option, the date of first employment, or such other date as may be set by the Compensation Committee.  Generally, options granted under the 2007 Employee Plan are exercisable within five years after the date of grant, and vest over the period as follows: 25% vesting on the grant date and the remaining balance vesting in equal installments on the next three succeeding anniversaries of the grant date.  The share-based compensation will be recognized in terms of the grade method over the vesting period. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the 2007 Employee Plan).

Pursuant to the 2007 Employee Plan, stock options covering a total of 100,000 shares of the Company’s Common Stock were granted to certain officers and employees with an exercise price equal to the fair market value of the Company’s Common Stock (as defined under the 2007 Employee Plan in conformity with Regulation 409A of the Internal Revenue Code of 1986, as amended) at the date of grant.  These options vest over the period as follows: 25% vesting on the grant date, and the balance vesting in equal installments on the next three succeeding anniversaries of the grant date.  The fair market value of 100,000 options granted to purchase the Company’s Common Stock was approximately $316 based on the fair value of $3.16 per share determined by using the Black Scholes option pricing model.

The Company recognized stock-based compensation expense of approximately $131 in the six months ended December 31, 2010 under the 2007 Employee Plan.  Unamortized stock-based compensation of $296 based on fair value on the grant date related to options granted under the 2007 Employee Plan is expected to be recognized over a period of four years.

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

As of December 31, 2010, there were vested employee stock options covering a total of 115,750 shares of Common Stock. The weighted-average exercise price was $5.77 and the weighted average remaining contractual term was 3.03 years. The total intrinsic value of vested employee stock options during the six month period ended December 31, 2010 was $52. A summary of option activities under the 2007 Employee Plan during the six month period ended December 31, 2010 is presented as follows:

		Weighted- Average	Weighted - Average Remaining	Aggregate
	Options	Exercise Price	Contractual Term (Years)	Intrinsic Value

Outstanding at July 1, 2010	274,000	$3.32	3.48	$409
Granted	100,000	4.35	4.95	-
Exercised	(76,375)	1.77	-	295
Forfeited or expired	(1,500)	2.75	-	-
Outstanding at December 31, 2010	296,125	$4.07	3.56	$286
Exercisable at December 31, 2010	115,750	$5.77	3. 03	$52

The fair value of the 76,375 options exercised was $295. Cash received from options exercised during the six months ended December 31, 2010 was approximately $135.

A summary of the status of the Company’s non-vested employee stock options during the six months ended December 31, 2010 is presented below:

		Weighted-Average Grant-Date
	Options	Fair Value

Non-vested at July 1, 2010	127,125	$4.83
Granted	100,000	3.16
Vested	(44,375)	3.21
Forfeited	(1,500)	1.79
Non-vested at December 31, 2010	181,250	$4.27

2007 Directors Equity Incentive Plan

The 2007 Directors Equity Incentive Plan (the “2007 Directors Plan”), which is shareholder-approved, permits the grant of up to an aggregate 400,000 shares of Common Stock to its duly elected non-employee directors in the form of non-qualified options and restricted stock. The exercise price of the non-qualified options is 100% of the fair market value of the underlying shares on the grant date.  The options have five-year contractual terms and are generally exercisable immediately as of the grant date.

Pursuant to the 2007 Directors Plan, 150,000 shares of stock options were granted to our directors with an exercise price equal to the fair market value of our Common Stock (as defined under the 2007 Directors Plan in conformity with Regulation 409A or the Internal Revenue Code of 1986, as amended) at the date of grant.  The fair market value of 150,000 options granted to purchase the Company's Common Stock was approximately $405 based on the fair value of $2.70 per share determined by the Black Scholes option pricing model.  There were no options exercised during the six month period ended December 31, 2010.  The Company recognized stock-based compensation expense of $405 in the six month period ended December 31, 2010 under the 2007 Directors Plan.

During the six months ended December 31, 2009, the Company did not grant any options pursuant to the 2007 Directors Plan and no stock-based compensation expense was recognized.

The total intrinsic value of directors’ stock options during the six months ended as of December 31, 2010 was $196.  A summary of option activities under the 2007 Directors Plan during the six months ended December 31, 2010 is presented as follows:

	Options	Weighted- Average Exercise Price	Weighted - Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2010	200,000	$5.00	3.40	170
Granted	150,000	4.35	4.95	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2010	350,000	$4.72	3.64	$196
Exercisable at December 31, 2010	350,000	$4.72	3.64	$196

6.   EARNINGS PER SHARE

The Company adopted ASC Topic 260, Earnings Per Share. Basic EPS are computed by dividing net income available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period.  Diluted EPS give effect to all dilutive potential common shares outstanding during a period.  In computing diluted EPS, the average price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options and warrants.

Options to purchase 646,125 shares of Common Stock at exercise prices ranging from $1.72 to $9.57 per share were outstanding as of December 31, 2010.   Options covering 99,500 shares were excluded in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares and therefore were anti-dilutive.

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted EPS for the years presented herein:

	Six Months Ended		Three Months Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Income / (loss) attributable to Trio-Tech International common shareholders from continuing operations, net of tax	$680	$(746)	$187	$(342)
Loss attributable to Trio-Tech International common shareholders from discontinued operations, net of tax	(2)	(45)	-	(27)
Net income / (loss) attributable to Trio-Tech International common shareholders	$678	$(791)	$187	$(369)

Basic earnings / (loss) per share from continuing operations
attributable to Trio-Tech International	$0.21	$(0.24)	$0.06	$(0.10)
Basic loss per share from discontinued operations attributable to Trio-Tech International	-	(0.01)	-	(0.01)
Basic earnings / (loss) per share from net income / (loss) attributable to Trio-Tech International	$0.21	$(0.25)	$0.06	$(0.11)

Diluted earnings / (loss) per share from continuing operations attributable to Trio-Tech International	$0.20	$(0.24)	$0.05	$(0.10)
Diluted loss per share from discontinued operations attributable to Trio-Tech International	-	(0.01)	-	(0.01)
Diluted earnings / (loss) per share from net income / (loss) attributable to Trio-Tech International	$0.20	$(0.25)	$0.05	$(0.11)

Weighted average number of common shares outstanding - basic	3,262	3,227	3,296	3,227

Dilutive effect of stock options	118	-	131	-
Number of shares used to compute earnings per share - diluted	3,380	3,227	3,427	3,227

7.   ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable consists of customer obligations due under normal trade terms. Although management generally does not require collateral, letters of credit may be required from the customers in certain circumstances. Management periodically performs credit evaluations of the customers’ financial conditions.

Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. Management includes any accounts receivable balances that are determined to be uncollectible in the allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  Based on the information available to us, management believed the allowance for doubtful accounts as of December 31, 2010 and June 30, 2010 was adequate.

 The following table represents the changes in the allowance for doubtful accounts:

	Dec. 31,
	2010	June 30,
	(Unaudited)	2010
Beginning	$91	$165
Additions charged to expenses	51	42
Recovered	(83)	(116)
Actual write-offs	-	-
Ending	$59	$91

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

	Dec. 31,
	2010	June 30,
	(Unaudited)	2010
Beginning	$113	$49
Additions charged to cost and expenses	40	112
Reversal	(59)	(9)
Actual usage	(44)	(39)
Ending	$50	$113

9.  INCOME TAX

The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of ASC Topic 740 Income Tax. The income tax expenses was $158 for the six months and $162 for the three months ended December 31, 2010 as compared to the income tax benefit of $28 for the six months and tax expenses of $9 for the three months ended December 31, 2009.

The Company accrues penalties and interest related to unrecognized tax benefits when necessary as a component of penalties and interest expenses, respectively.  The Company had not accrued any penalties or interest expenses relating to unrecognized benefits at June 30, 2010 and December 31, 2010.

The major tax jurisdictions in which the Company files income tax returns are the United States, Singapore and Malaysia.  The statute of limitations, in general, is open for years 2004 to 2010 for tax authorities in those jurisdictions to audit or examine income tax returns.  The Company is under annual review by the government of Singapore.  However, the Company is not currently under tax examination in any other jurisdiction.

The Company did not recognize any income tax benefit according to the provisions of ASC Topic 740 Income Tax during the second quarter of fiscal 2011.

10.   INVESTMENT IN PROPERTY DEVELOPMENT

The following table presents the Company’s investment in property development in China as of December 31, 2010. The exchange rate is based on the exchange rate as on December 31, 2010 published by the Monetary Authority of Singapore.

	Investment Date	Investment Amount	Investment Amount
		(RMB)	(U.S. Dollars)
Investment in developments - JiaSheng	08/27/2007	10,000	1,509
Investment in developments - JiaSheng	12/17/2007	5,000	755
Return of investment in developments - JiaSheng	06/26/2008	(5,000)	(755)
Return of investment in developments - JiaSheng	10/23/2008	(1,988)	(300)
Return of investment in developments - JiaSheng	11/20/2009	(1,988)	(300)
Return of investment in developments - JiaSheng	11/03/2010	(2,651)	(400)
Return of investment in developments - JiaSheng	11/08/2010	(723)	(109)
Return of investment in developments - JiaSheng	11/09/2010	(301)	(45)
Return of investment in developments - JiaSheng	11/10/2010	(1,807)	(273)
Return of investment in developments - JiaSheng	11/12/2010	(542)	(82)
Total: Investment in property developments – Jia Sheng (project B-48 Phase 1)		-	-

On August 27, 2007, Trio-Tech (Chongqing) Co. Ltd. entered into a Memorandum Agreement with JiaSheng Property Development Co., Ltd. (“JiaSheng”) to invest in a piece of property (project B-48 phase 1) with 24.91 acres owned and developed by JiaSheng located in Chongqing City, China, which was intended for sale after the completion of development.  Pursuant to the signed agreement, Trio-Tech (Chongqing) Co. Ltd. invested RMB 10,000, equivalent to approximately $1,509 based on the exchange rate as on December 31, 2010 published by the Monetary Authority of Singapore. The agreement guarantees the Company a return on its investment.

On December 17, 2007, Trio-Tech (Chongqing) Co. Ltd. invested an additional RMB 5,000, approximately $755, based on the exchange rate as on December 31, 2010 published by the Monetary Authority of Singapore, to increase the square meters of the buildings specified in the original Memorandum Agreement dated August 27, 2007 by 9,885 square meters, which was approved by the Chinese District Zoning Regulation Bureau.

In the fourth quarter of fiscal 2008, the investment of RMB 5,000, approximately $755 based on the exchange rate as on December 31, 2010 published by the Monetary Authority of Singapore, was returned to the Company, which reduced the investment in this project to RMB 10,000, or approximately $1,509. The Company also recorded a return on investment of RMB 750, approximately $111, in investment income in the fourth quarter of fiscal 2008.

In October 2008, Trio-Tech (Chongqing) Co. Ltd. offset the second return of investment principal of RMB 1,988, or $300, and investment income of RMB 1,312, or $195, based on the exchange rate as on December 31, 2010 published by the Monetary Authority of Singapore, from JiaSheng against the purchase of property from JiaSheng.  The investment income was part of the return of investment based on the investment amount of RMB 10,000, or approximately $1,509.

In the second quarter of fiscal 2010, Trio-Tech (Chongqing) Co. Ltd. received the third return of investment principal of RMB 1,988, or $300 based on the exchange rate as of December 31, 2010 published by the Monetary Authority of Singapore, and investment income of RMB 1,312, or $195, from JiaSheng. The investment income was part of the return of investment based on the total investment amount of RMB 10,000, or approximately $1,509.

In January 2010, the Company entered into a Memorandum of Agreement with JiaSheng to extend the agreement on August 27, 2007. The agreement was extended to April 25, 2010 for a consideration of RMB 1,250, or approximately $186 based on the exchange rate as on December 31, 2010 published by the Monetary Authority of Singapore.  The Company received the consideration of RMB 625, approximately $93, in January 2010 and received the balance of RMB 625, or approximately $93, in May 2010. The amount received was recorded as investment income in the relevant period.

In April 2010, the agreement was further extended to October 31, 2010 for an additional consideration of RMB 1,250, or approximately $186 based on the exchange rate as on December 31, 2010 published by the Monetary Authority of Singapore.  In August 2010, Jia Sheng paid RMB 625, or approximately $93, and paid the balance of RMB 625, or approximately $93, in the second quarter of fiscal 2011. The amount received was recorded as investment income in the relevant period.

In the second quarter of fiscal 2011, Trio-Tech (Chongqing) Co. Ltd. received RMB 6,024, or $909 based on the exchange rate as on December 31, 2010 published by the Monetary Authority of Singapore, as a full and final payment towards the investment pursuant to the Memorandum Agreement entered with Jiasheng on August 27, 2007 to October 31, 2010.   In addition, a return on investment of RMB 3,976, or $591 based on the exchange rate as of December 31, 2010 published by the Monetary Authority of Singapore, was received by Trio-Tech (Chongqing) Co. Ltd. and recorded as investment income in the relevant period.

11.   LOAN RECEIVABLE FROM PROPERTY DEVELOPMENT PROJECTS

The following table presents the Company’s loan receivable from property development projects in China as of December 31, 2010. The exchange rate is based on  the date  published by the Monetary Authority of Singapore as on December 31, 2010.

	Loan Date	Loan Amount	Loan Amount
		(RMB)	(U.S. Dollars)
Loan to JiaSheng (Project B-48 Phase 2)	11/1/2010	5,000	755
Loan to JiangHuai (Project - Yu Jin Jiang An )	11/1/2010	2,000	302
Net loan receivable from property development projects		7,000	1,057

On November 1, 2010, Trio-Tech (Chongqing) Co. Ltd. entered into a new Memorandum Agreement with JiaSheng to invest in their property development projects (Project B-48 Phase 2) located in Chongqing City, China. The amount was classified as a loan based on  ASC Topic 310-10-25 Receivables, amounting to RMB 5,000, equivalent to approximately $755 based on the exchange rate as on December 31, 2010 published by the Monetary Authority of Singapore. The agreement guaranteed the Company an income of RMB 1,250, or approximately $186 based on the exchange rate as on December 31, 2010 published by the Monetary Authority of Singapore, payable in four quarterly installments of RMB 313, or approximately $47.  The loan receivable is unsecured and repayable within a year.  The book value of the receivable approximates to its fair value.

On November 1, 2010, Trio-Tech (Chongqing) Co. Ltd. entered into a new Memorandum Agreement with JiangHuai Property Development Co. Ltd. (“JiangHuai”) to invest in their property development projects (Project - Yu Jin Jiang An) located in Chongqing City, China. The amount was classified as a loan based on ASC Topic 310-10-25 Receivables, amounting to RMB 2,000, equivalent to approximately $302 based on the exchange rate on December 31, 2010 published by the Monetary Authority of Singapore. The agreement guaranteed the Company an income of RMB 400, or approximately $60 based on the exchange rate as on December 31, 2010 published by the Monetary Authority of Singapore, payable within a year. The loan is secured by the underlying property and repayable within one year.  The book value of the loan approximates its fair value.

12.   INVESTMENT PROPERTY IN CHINA

The following table presents the Company’s investment in the property in China as of December 31, 2010. The exchange rate is based on the exchange rate as on December 31, 2010 published by the Monetary Authority of Singapore.

	Investment Date	Investment Amount	Investment Amount
		(RMB)	(U.S. Dollars)
Purchase of rental property - MaoYe	01/04/2008	5,554	838
Purchase of rental property - JiaSheng	10/23/2008	7,042	1,063
Additional cost of rental property - JiaSheng	12/01/2009	209	32
Investment rental property disposed - JiaSheng	02/05/2010	(579)	(87)
Purchase of rental property – Jiang Huai	01/06/2010	3,600	543
Gross Investment in rental property		15,826	2,389

Accumulated depreciation on rental property	12/31/2010	(1,680)	(254)

Net investment in property - China		14,146	2,135

On January 4, 2008, Trio-Tech (Chongqing) Co. Ltd. entered into a Memorandum Agreement with MaoYe Property Ltd. to purchase an office space of 827.2 square meters on the 35th floor of a 40 story office building located in Chongqing, China.  The total cash purchase price was RMB 5,554~~,~~ equivalent to approximately $838 based on the exchange rate as of December 31, 2010 published by the Monetary Authority of Singapore.  Under the terms of the agreement, the Company paid the purchase price in full on January 4, 2008.  The Company rented this property to a third party on July 13, 2008. The term of the rental agreement was five years with a monthly rental income of RMB 39, or approximately $6 for the first three years, with an increase of 8% in the fourth year and another 8% in the fifth year. This property generated a rental income of $17 and $34 in the three and six months ended December 31, 2010, respectively, as compared to $17 and $34 for the same periods in the last fiscal year.

On October 23, 2008, Trio-Tech (Chongqing) Co. Ltd. entered into a Memorandum Agreement with JiaSheng to purchase four units of commercial property and two units of residential property, totaling 1,391.70 square meters, at JiaSheng Jingyun Huafu Project located at No. 17 Puyun Avenue in Chongqing, China. The total purchase price was RMB 7,042, approximately $1,063 based on the exchange rate as of December 31, 2010 published by the Monetary Authority of Singapore.  The Company made cash payment of RMB 3,612, or $540, and offset the remaining purchase price for this commercial and residential property with the investment return and investment income from the No. B48 property in the BeiPei district of Chongqing City. As of the filing date of this Form 10-Q the Company is the registered owner of the property, while awaiting for the process of transfer of title to the property to take place. This property generated a rental income of $35 and $86 in the three and six months ended December 31, 2010 respectively,  as compared to $51 and $102 for the same periods in the last fiscal year.

In January 2010, the Company entered in to a Memorandum Agreement with Jiang Huai to purchase eight units of commercial property, totaling 1,002.26 square meters, at 32 Bin Jian Road, Zhong County in Chongqing, China. The total purchase price of RMB 3,600, or approximately $543, was paid using the funds generated from the rental and investment income and the Company rented this property to a third party on January 8, 2010. The rental agreement provided for a one year renewable term with an annual rental income of RMB 720, or approximately $106.  This property generated a rental income of $27 and $54 in the three and six months ended December 31, 2010.

In March 2010, the Company entered into a Memorandum Agreement with Chongqing Fu Li Real Estate Development Co., Ltd. to purchase two commercial properties totaling 311.99 square meters, at Unit # 5-3 and 5-4 (“office space”) located in Jiang Bei District Chongqing, which is currently under construction, for the use of the Company as its office premises once completed. Trio-Tech (Chongqing) Co. Ltd. is currently renting its office premises from a third party. The total purchase price committed and paid was RMB 3,678, or approximately $555 based on the exchange rate as on December 31, 2010 published by the Monetary Authority of Singapore.  A down payment deposit of RMB 100, or approximately $15, was paid on March 19, 2010. In April 2010, a deposit of RMB 3,578, or approximately $535, which was the remaining balance of the purchase price, with related tax expense of RMB 150, or approximately $22, was paid.  These payments were made from funds generated internally. The expected date of completion and handover of this office space is October 2011.

Total rental incomes for the investment properties in China were $79 and $174 in the three and six months ended December 31, 2010, respectively, as compared to $68 and $136  for the same periods in the last fiscal year.

Depreciation expenses for the investment property in China were $29 and $58 in the three and six months ended December 31, 2010, respectively, as compared to $23 and $46 for the same periods in the last fiscal year.

13.   BUSINESS SEGMENTS

The Company operates in five segments; the testing service industry (which performs structural and electronic tests of semiconductor devices), the designing and manufacturing of equipment (which equipment tests the structural integrity of integrated circuits and other products), distribution of various products from other manufacturers in Singapore and Southeast Asia, the fabrication segment (which provides fabrication services in Indonesia for the oil and gas industry) and the real estate segment  in China.

The revenue allocated to individual countries was based on where the customers were located. The allocation of the cost of equipment, the current year investment in new equipment and depreciation expense have been made on the basis of the primary purpose for which the equipment was acquired.

All inter-segment sales were sales from the manufacturing segment to the testing and distribution segments. Total inter-segment sales were $88 and $156 for the three and six months ended December 31, 2010 respectively,  as compared to $1 and $11 for the same periods in the last fiscal year.  Corporate assets mainly consisted of cash and prepaid expenses. Corporate expenses mainly consisted of stock option expenses, salaries, insurance, professional expenses and directors' fees.

The following segment information is unaudited for the six months ending December 31, 2010:

Business Segment Information:
	Six months		Operating		Depr.
	Ended	Net	Income	Total	and	Capital
	Dec. 31,	Sales	(Loss)	Assets	Amort.	Expenditures
Manufacturing	2010	$14,261	$10	$3,872	$124	$145
	2009	6,699	(586)	3,421	100	6

Testing Services	2010	6,667	1,014	30,433	952	1,465
	2009	5,250	(137)	23,136	747	4,284

Distribution	2010	433	59	561	-	-
	2009	302	37	116	3	-

Real Estate	2010	959	682	4,851	62	1
	2009	328	208	3,445	51	501

Fabrication	2010	258	(404)	959	140	5
Services	2009	704	(825)	1,860	171	355

Corporate &	2010	-	(237)	104	-	-
Unallocated	2009	-	226	76	-	-

Total Company	2010	$22,578	$1,124	$40,780	$1,278	$1,616
	2009	$13,283	$(1,077)	$32,054	$1,072	$5,146

The following segment information is unaudited for the three months ending December 31, 2010:

Business Segment Information:
	Quarter		Operating		Depr.
	Ended	Net	(Loss)	Total	and	Capital
	Dec. 31,	Sales	Income	Assets	Amort.	Expenditures
Manufacturing	2010	$5,287	$(142)	$3,872	$64	$142
	2009	2,984	(412)	3,421	50	4

Testing Services	2010	3,193	571	30,433	488	862
	2009	2,591	71	23,136	375	70

Distribution	2010	204	28	561	-	-
	2009	155	22	116	2	-

Real Estate	2010	772	594	4,851	31	-
	2009	260	194	3,445	26	-

Fabrication	2010	93	(218)	959	44	1
Services	2009	200	(554)	1,860	120	501

Corporate &	2010	-	(462)	104	-	-
Unallocated	2009	-	112	76	-	-

Total Company	2010	$9,549	$371	$40,780	$627	$1,005
	2009	$6,190	$(567)	$32,054	$573	$575

14.   NON-CONTROLLING INTEREST

As of July 1, 2009, the Company implemented ASC Topic 810, Consolidation, which modifies the accounting and disclosure requirements for subsidiaries which are not wholly-owned. In accordance with the provisions of ASC Topic 810, Consolidation, the Company has reclassified the non-controlling interest previously reflected between long-term liabilities and stockholders’ equity and included the amount as a component of stockholders’ equity in the accompanying condensed consolidated balance sheets. Additionally, the Company has presented the net income attributable to the Company and the non-controlling ownership interests separately in the accompanying condensed consolidated financial statements.

Non-controlling interest represents the minority stockholders’ share of 45% of the equity of Trio-Tech Malaysia Sdn. Bhd.  45% interest in SHI International Pte. Ltd and 24% interest in Prestal Enterprise Sdn. Bhd., which are subsidiaries of the Company.

The table below reflects a reconciliation of the equity attributable to non-controlling interest:

	Dec. 31, 2010	June 30, 2010
Non-controlling interest	(Unaudited)
Beginning balance	$2,809	$2,918
Comprehensive income / (loss) attributable to the non- controlling interest	100	(109)
Ending balance	$2,909	$2,809

15.   FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued ASC Topic 820 Fair Value Measurements and Disclosures (formerly Statement of Financial Accounting Standard No. 157 Fair Value Measurements).  ASC Topic 820 provides enhanced guidance for using fair value to measure assets and liabilities.  Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between participants in the market in which the reporting entity transacts its business.  ASC Topic 820 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability.  In support of this principle, ASC Topic 820 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy.  Effective July 1, 2008, the Company adopted the provisions of ASC Topic 820 as it relates to financial assets and financial liabilities. The adoption of ASC Topic 820 did not have a material effect on our results of operations, financial position or liquidity.

The following table provides a summary of the assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2010:

		Basis of Fair Value Measurements
	As of December 31, 2010	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Assets
Short-term deposits	$388	$388	$-	$-
Restricted term deposits	$2,426	$2,426	$-	$-
Total assets measured at fair value	$2,814	$2,814	$-	$-

Percentage of total assets	6.9%	6.9%	-	-

In accordance with ASC Topic 820, the Company measures its short term deposits and restricted short-term deposits at fair value, and they are classified within Level 1. Since the Company’s term deposits are fixed rate deposits, there is an active, readily tradable market value based on quoted prices. The Company based its estimates on such prices (Level 1 pricing) as of December 31, 2010, or the measurement date. Active markets are those in which transactions occur in significant frequency and volume to provide pricing information on an on-going basis. Since valuations are based on quoted prices that are readily and regularly available in an active market, the valuation of these term deposits does not entail a significant degree of judgment.

16.   BANK LOANS PAYABLE

Bank loans payable consisted of the following:

	Dec. 31, 2010	June 30, 2010
Note payable denominated in Malaysian Ringgit to a commercial bank for infrastructure investment, maturing in August 2024, bearing interest at the bank’s prime rate (4.55% at December 31, 2010) per annum, with monthly payments of principal plus interest through August 2024, collateralized by the acquired building.	2,915	2,829

Note payable denominated in Singapore dollars to a commercial bank for expansion plans in Singapore and China, maturing in August 2010, bearing interest at the bank’s prime rate (5.53% plus 0.25% at June 30, 2010) with monthly payments of principal plus interest of $18 through August 2010. This note payable is secured by cash deposits of $1,998, restricted term deposits on the consolidated condensed balance sheet. (Note payable of $215 maturing in August 2010 was paid off in August 2010.)	-	215

Current portion	(277)	(478)
Long term portion of bank loans payable	$2,638	$2,566

Future minimum payments (excluding interest) as at December 31, 2010 were as follows:

2012	$277
2013	277
2014	277
2015	277
2016	277
Thereafter	1,530
Total obligations and commitments	$2,915

17.   COMMITMENTS AND CONTINGENCIES

Trio-Tech (Malaysia) Sdn. Bhd. has expansion plans to meet the growing demands of a major customer in Malaysia, as the existing facility is inadequate to meet the demands of that customer.  The Company has capital commitments for the purchase of equipment and other related infrastructure costs amounting to RM 93, or approximately $29, based on the exchange rate as on December 31, 2010 published by the Monetary Authority of Singapore, in the Malaysia operations.

In the fourth quarter of 2010, Trio-Tech International Pte. Ltd. registered a new 100% wholly owned subsidiary, Trio-Tech (Tianjin) Co. Ltd., located in the Xiqing Economic Development Area (XEDA) International Industrial Park in Tianjin City, Peoples' Republic of China. The Company has capital commitments for the purchase of equipment and other related infrastructure costs amounting to RMB 27,489, or approximately $4,085, based on the exchange rate as on December 31, 2010 published by the Monetary Authority of Singapore. This new operation in China is expected to generate revenue in  the fourth quarter of fiscal 2011, which is subject to the completion of the process operations facilities audit by the major customer.

18.   DISCONTINUED OPERATION AND CORRESPONDING RESTRUCTURING PLAN

The Company’s Shanghai operation, as a component of the Testing segment, suffered continued operating losses in the past three fiscal years and the cash flow was minimal for the past three years.  In January 2010, the Company established a restructuring plan to close the Testing operation in Shanghai, China.  Based on the restructuring plan and in accordance with ASC Topic 205-20, Presentation of Financial Statement Discontinued Operations, the Company presented the operation results from Shanghai as a discontinued operation as the Company believed that no continued cash flow would be generated by the disposed component (Shanghai subsidiary) and that the Company would have no significant continuing involvement in the operation of the discontinued component. In accordance with the restructuring plan, before moving out of Shanghai the Company would pay the outstanding balance of accounts payable of RMB 51, or approximately $8 based on the exchange rate as on December 31, 2010 published by the Monetary Authority of Singapore.

The Company incurred general and administrative expenses of approximately zero and $2 for the three and six months ended December 31, 2010, respectively, for winding down the operation in Shanghai. The Company anticipates that it may incur additional costs and expenses in winding down the business of the subsidiary through which the China facility was operated.

Under the provision of ASC Topic 830, Foreign Currency Matters,  translation adjustments that result when a foreign entity’s financial statements are translated into a parent company’s or an investor’s reporting currency are separately reported in the parent company’s other comprehensive income.  Foreign currency translation adjustments that are accumulated in other comprehensive income are reclassified to income only when they are realized, if the investment in the foreign entity is sold or is substantially or completely liquidated.  The foreign currency translation adjustments on the balance sheet of the Shanghai, China subsidiary as of December 31, 2010 were insignificant.

Loss from discontinued operations was as follows:

	Six Months Ended		Three Months Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2010	2009	2010	2009
	Unaudited	Unaudited	Unaudited	Unaudited

NET SALES	$-	$13	$-	$1
COST OF SALES	-	43	-	21

GROSS LOSS	-	(30)	-	(20)

OPERATING EXPENSES
General and administrative	2	22	-	14
Total	2	22	-	14

LOSS FROM DISCONTINUED OPERATION	(2)	(52)	-	(34)

OTHER INCOME	-	7	-	7

LOSS FROM DISCONTINUED OPERATIONS	$(2)	$(45)	$-	$(27)

The Company does not provide a separate cash flow statement for the discontinued operation, as the impact of this discontinued operation was immaterial.

19.   INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

During the second quarter of fiscal 2011, the Company entered into a joint-venture agreement with JiaSheng Property Development Co. Ltd. (“JiaSheng”) to develop real estate projects in China. The Company invested RMB 10,000, or approximately $1,509 based on the exchange rate as on December 31, 2010 published by the Monetary Authority of Singapore, for a 20% interest in the newly formed joint venture, which was incorporated as a limited liability company, Chong Qing Jun Zhou Zhi Ye Co. Ltd. (the “joint venture”), in China. The agreement stipulates that the Company will nominate two of the five members of the Board of Directors of the joint venture and has the ability to assign two members of management to the joint venture.  The agreement also stipulates that the Company would receive a fee of RMB 10,000, or approximately $1,509 based on the exchange rate as on December 31, 2010 published by the Monetary Authority of Singapore, for the services rendered in connection with obtaining priority to bid in certain real estate projects from the local government. Upon signing of the agreement, JiaSheng paid the Company RMB 5,000 in cash, or approximately $755 based on the exchange rate as on December 31, 2010 published by the Monetary Authority of Singapore. The remaining RMB 5,000 will be paid over 72 months commencing in 36 months from the date of the agreement when Chong Qing Jun Zhou Zhi Ye Co. Ltd. secures a property development project stated inside the joint venture agreement. The Company considered the RMB 5,000, or approximately $755 based on the exchange rate as on December 31, 2010 published by the Monetary Authority of Singapore, received in cash from JiaSheng, the controlling venturer in the joint venture, as a partial return of the Company’s initial investment of RMB 10,000, or approximately $1,509 based on the exchange rate as on December 31, 2010 published by the Monetary Authority of Singapore. Therefore, the RMB 5,000 received in cash was offset against the initial investment of RMB 10,000 resulting in a net investment of RMB 5,000 as of December 31, 2010. The Company considers the remaining RMB 5,000 uncertain in collectability due to the extended terms of the payment, and therefore has not recorded this amount as receivable as of December 31, 2010.

In accordance with ASC Topic 323, Investments – Equity Method and Joint Venture, the Company has determined that Chong Qing Jun Zhou Zhi Ye Co. Ltd. meets the definition of a joint venture; therefore, the Company’s investment of RMB 5,000, or approximately $755 based on the exchange rate as on December 31, 2010 published by the Monetary Authority of Singapore, is classified as “Investment in unconsolidated joint ventures” on the Company’s Condensed Consolidated Balance Sheet.

In accordance with ASC Topic 810-10-50, Disclosure for Variable Interest Entities, the Company analyzed its investments in joint ventures to determine if the joint venture is a variable interest entity (a“VIE”) and would require consolidation. The Company (a) evaluates the sufficiency of the total equity at risk, (b) reviews the voting rights and decision-making authority of the equity investment holders as a group, and whether there are any guaranteed returns, protection against losses, or capping of residual returns within the group, and (c) establish whether activities within the venture are on behalf of an investor with disproportionately few voting rights in making this VIE determination. The Company would consolidate a venture that is determined to be a VIE if it was the primary beneficiary. Beginning January 1, 2010, a new accounting standard became effective and changed the method by which the primary beneficiary of a VIE is determined, a primarily qualitative approach whereby the variable interest holder, if any, has the power to direct the  VIE’s most significant activities and is the primary beneficiary. The Company has determined that the joint venture is a VIE, however the Company is not the primary beneficiary.  Therefore, the Company does not consolidate the joint venture and it is accounted for using the equity method.

As of December 31, 2010, the joint venture had not obtained the rights to develop the real estate projects in China for which it was created. The joint venture possesses the priority to bid on the project, which was negotiated with the local government by the Company on behalf of the joint venture. The joint venture intends to bid on development projects in the future.

EQUITY METHOD INVESTMENTS

The carrying amount of the investments in unconsolidated joint ventures was $755 and $nil as of December 31, 2010 and June 30, 2010, respectively, based on the exchange rate as on December 31, 2010 published by the Monetary Authority of Singapore, which approximates the Company’s pro rata share of Chong Qing Jun Zhou Zhi Ye Co. Ltd.’s underlying value.

Summary unaudited financial information for the unconsolidated joint venture as of December 31, 2010 is as follows.

Balance sheet data:	USD
Cash & cash equivalents	7,550
Other assets	--
Total assets	$7,550

Other current liabilities	--
Total liabilities	$--
Stockholders’ equity	7,550
Total liabilities and stockholders’ equity	$7,550
Results of operations
Rental revenues	$--
Operating expenses	--
Net operating income	--
Acquisition fees	--
Depreciation and amortization	--
Mortgage interest	--
Net loss	$--

The risks and rewards associated with the interest in this entity are based primarily on the ownership percentage.  The Company's maximum exposure to loss is equal to the investment balance, which was approximately $755 as of December 31, 2010.

20.   SUBSEQUENT EVENT

On January 10, 2011, the Company accepted the credit facilities offered by a Bank to the Singapore operations for additional credit facilities of maximum Singapore dollar 1,500, or approximately $1,156 based on the exchange rate as on December 31, 2010 published by the Monetary Authority of Singapore.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The following should be read in conjunction with the condensed consolidated financial statements and notes in Item I above and with the audited consolidated financial statements and notes, and with the information under the headings “Risk factors” and “Management’s discussion and analysis of financial condition and results of operations” in the our Annual Report on Form 10-K for the fiscal year ended June 30,  2010.

Overview

Founded in 1958, Trio-Tech International primarily provides third-party semiconductor testing and burn-in services predominantly through its laboratories in Southeast Asia.  We also design, manufacture and market equipment and systems, and distribute semiconductor processing and testing equipment manufactured by others.  We have historically operated in three distinct segments: Testing Services, Manufacturing and Distribution.  In June 2007, Trio-Tech International Pte. Ltd. established a subsidiary, Trio-Tech (Chongqing) Co. Ltd. (“TTCQ”), in Chongqing, China to develop certain real estate projects. As our investment in the real estate business in Chongqing, China exceeded more than 10% of our combined assets of all operating segments in the fourth quarter of fiscal 2009, we reported our investment in China as a separate Real Estate Segment to be in compliance and in accordance with the ASC Topic 280 Segments Reporting.  In April 2009, Trio-Tech International Pte. Ltd. set up a new entity, SHI International Pte. Ltd. ("SHI"), in which Trio-Tech International Pte. Ltd. holds 55% of the ownership interest. Subsequently SHI acquired a 100% interest in PT SHI Indonesia, a company in Batam, Indonesia, providing fabrication services to the oil and gas industries. We have reported this business as a fifth segment, as the nature of these business activities is different from our other business segments.

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

Since the first quarter of fiscal 2010, our Malaysia subsidiary acquired the leased property in Malaysia in an effort to assure the prospects of long term support for our customers in Malaysia.  In the fourth quarter of fiscal 2010, the Malaysia operation commenced its expansion plans to meet increasing demand from one of our major customers. The expansion comprised the purchase of additional plant and equipment and the necessary changes in infrastructure to accommodate the new plant and equipment. The capital expenditure was approximately $490 in this operation for the six months ended December 31, 2010.

The revenue from the testing segment increased by $602, or 23.2%, to $3,193 and by $1,417, or 27.0%,  to $6,667 for the three months and six months ended December 31, 2010, respectively, compared to the same periods of the last fiscal year. The increase in revenue was primarily due to an increase in volume for our Bangkok operation and also an increase in testing capacity in our Malaysia operation, which enabled us to accept more orders from one of our major customers and foreign currency translation gain.

In the fourth quarter of fiscal 2010, Trio-Tech International Pte. Ltd. registered a new 100% wholly owned subsidiary, Trio-Tech (Tianjin) Co. Ltd., located in the Xiqing Economic Development Area (XEDA) International Industrial Park in Tianjin City, Peoples' Republic of China. This new operation in China is expected to generate revenue in  the fourth quarter of fiscal 2011, which is subject to the completion of the operation's facilities audit process by the major customer.

Manufacturing

Our manufacturing segment manufactures Artic Temperature Controlled Wafer Chucks, which are used for test, characterization and failure analysis of semiconductor wafers; Wet Process Stations, which wash and dry wafers at a series of 100 to 300 additional processing steps after the etching or deposition of integrated circuits; and other microelectronic substrates in what is commonly called the “front-end” or creation, of semiconductor circuits.  Additionally, we also manufacture centrifuges, leak detectors, HAST (Highly Accelerated Stress Test) systems and “burn-in" systems that are used primarily in the “back-end” of the semiconductor manufacturing process to test finished semiconductor devices and electronic components.

In the United States, the manufacturing segment focused on marketing used and refurbished equipment, which some of our customers are more willing to purchase since refurbished equipment is less expensive than new equipment.

Due to the competitive environment in the manufacturing segment, we implement cost reduction plans by outsourcing a portion of our manufacturing process to outside suppliers, such as electrical and mechanical fabrication houses, and seek competitively priced materials. Based on the December 3, 2010 press release from the Semiconductor Industry Association (SIA), there has been an increase in the global semiconductor demand in the year 2010 as compared to the year 2009, and future growth will be increasingly driven by demand in developing markets where there is rapid adoption of semiconductor end use products.

The revenue from the manufacturing segment increased by $2,303, or 77.2%, to $5,287 and by $7,562 or, 112.9%, to $14,261 for the three months and six months ended December 31, 2010, respectively, compared to the same periods of the last fiscal year.  This significant increase in revenue was primarily due to an increase of revenue from this segment’s two major customers in our Singapore operations.

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

The revenue from the distribution segment increased by $49, or 31.6%, to $204 and by $131, or 43.4%, to $433 for the three months and six months ended December 31, 2010, respectively, compared to the same periods of the last fiscal year. The increase in revenue was primarily due to an increase in sales to our new customers as well as an increase in the sales of our self-designed and manufactured equipment, which are customized for the unique needs of our existing customers.

Real Estate

Our real estate segment generates investment income from the investments made and rental revenue from real estate property purchased in Chongqing, China.

The revenue from the real estate segment increased by $512, or 196.9%, to $772 and by $631, or 192.4%, to $959 for the three months and six months ended December 31, 2010, respectively, compared to the same periods of the last fiscal year. The increase in revenue was primarily due to an increase in our rental income and our investment income in the real estate segment as compared to  the second quarter of fiscal 2010. In addition, the investment income in our investment project (B-48 Phase 1) in Chongqing  received for the six months ended December 31, 2010 increased by $604 as compared to $192 for the same period in the last fiscal year.

During the second quarter of fiscal 2011, the Company entered into a joint venture agreement with JiaSheng Property Development Co., Ltd. (“JiaSheng”) to develop real estate projects in China.  The Company invested RMB 10,000, or approximately $1,509 based on the exchange rate as on December 31, 2010 published by the Monetary Authority of Singapore, for a 20% interest in the newly formed joint venture, which was incorporated as a limited liability company, Chong Qing Jun Zhou Zhi Ye Co. Ltd. (the “joint venture”), in China. The agreement stipulates that the Company will nominate two of the five members of the Board of Directors of the joint venture and has the ability to assign two members of management to the joint venture.  The agreement also stipulates that the Company would receive a fee of RMB 10,000, or approximately $1,509 based on the exchange rate as on December 31, 2010 published by the Monetary Authority of Singapore, for the services rendered in connection with obtaining priority to bid in certain real estate projects from the local government. Upon signing of the agreement, JiaSheng paid the Company RMB 5,000 in cash, or approximately $755 based on the exchange rate as on December 31, 2010 published by the Monetary Authority of Singapore. The remaining RMB 5,000 will be paid over 72 months commencing in 36 months from the date of the agreement. The Company considered the RMB 5,000 received in cash from JiaSheng, the controlling venturer in the joint venture, as a partial return of the Company’s initial investment of RMB 10,000. Therefore, the RMB 5,000 received in cash was offset against the initial investment of RMB 10,000 resulting in a net investment of RMB 5,000 as of December 31, 2010. The Company considers the remaining RMB 5,000 uncertain in collectability due to the extended terms of the payment, and therefore has not recorded this amount as receivable as of December 31, 2010.

On November 1, 2010, Trio-Tech (Chongqing) Co. Ltd. entered into a new Memorandum Agreement with JiaSheng to invest in their property development projects (Project B-48 Phase 2) located in Chongqing City, China. The amount was classified as a loan based on  ASC Topic 310-10-25 Receivables, amounting to RMB 5,000, equivalent to approximately $755 based on the exchange rate as on December 31, 2010 published by the Monetary Authority of Singapore. The agreement guaranteed the Company an income of RMB 1,250, or approximately $186 based on the exchange rate as on December 31, 2010 published by the Monetary Authority of Singapore, payable in four quarterly installments of RMB 313, or approximately $47.  The loan receivable is unsecured and repayable within a year.  The book value of the receivable approximates to its fair value.

On November 1, 2010, Trio-Tech (Chongqing) Co. Ltd. entered into a new Memorandum Agreement with JiangHuai Property Development Co. Ltd. (“JiangHuai”) to invest in their property development projects (Project - Yu Jin Jiang An) located in Chongqing City, China. The amount was classified as a loan based on ASC Topic 310-10-25 Receivables, amounting to RMB 2,000, equivalent to approximately $302 based on the exchange rate on December 31, 2010 published by the Monetary Authority of Singapore. The agreement guaranteed the Company an income of RMB 400, or approximately $60 based on the exchange rate as on December 31, 2010 published by the Monetary Authority of Singapore, payable within a year. The loan is secured by the underlying property and repayable within one year.  The book value of the loan approximates its fair value.

Fabrication Services

On July 1, 2009, SHI International Pte. Ltd., a 55% owned subsidiary of the Company, consummated the acquisition of a 100% interest in PT SHI Indonesia pursuant to a Share Purchase Agreement dated April 7, 2009.  PT SHI Indonesia is an Indonesia–based enterprise providing fabrication of large and complex structures employed to process oil and gas and for temporary storage of the oil prior to transshipment, and related services for the offshore oil and gas industries. Our objective in acquiring this business was to diversify our business, reduce the risk associated with sole industry focus, and enhance our future growth opportunities. As the Company has only been in the fabrication business for a little more than a  year, the existing customer base is still limited. The Company renewed the lease of the yard, which we believe will enable management to explore additional business and seek new customers with a longer business horizon so as to optimize capacity utilization, which would enable the operations to be profitable.

Indonesia is one of the largest oil and gas producers in Southeast Asia, as well as a major exporter of liquefied natural gas in Asia. The management is of the view that Indonesia will offer great potential for growth in demand for equipment and machinery for the oil and gas industries. We believe that the demand for oil and gas has been increasing steadily for the past few years, thereby generating an increase in investments in the oil and gas industries to discover and explore new production locations to meet such demand. We believe that this may lead to an increase in capital spending for oil and gas exploration and development, as well as capital spending on technology advances to improve the success rate in oil and gas discovery at lower costs.  In addition, as offshore oil and gas exploration moves into more challenging deep waters and locations where infrastructure is lacking, larger and more complex equipment may be needed to support the production facility.

The revenue from the fabrication segment decreased by $107, or 53.5%, to $93 and by $446, or 63.4%, to $258 for the three months and six months ended December 31, 2010, respectively, compared to the same periods of the last fiscal year, The decrease in revenue was primarily due to fewer projects handled by the Company as compared to the same periods in the last fiscal year.

Second Quarter Fiscal 2011 Highlights

●
Manufacturing segment revenue increased by $2,303, or 77.2%, to $5,287 for the second quarter of fiscal 2011, compared to $2,984 for the same period in fiscal 2010. This segment revenue decreased by $3,687, or 41.1%, for the second quarter of fiscal 2011, compared to $8,974 for the first quarter of fiscal 2011.

●
Testing segment revenue increased by $602, or 23.2%, to $3,193 for the second quarter of fiscal 2011, compared to $2,591 for the same period in fiscal 2010. This segment revenue decreased by $281, or 8.1%, for the second quarter of fiscal 2011, compared to $3,474 for the first quarter of fiscal 2011.

●
Fabrication Services segment revenue decreased by $107, or 53.5%, to $93 for the second quarter of fiscal 2011, compared to $200 for the same period in fiscal 2010. This segment revenue decreased by $72, or 43.6%, for the second quarter of fiscal 2011, compared to $165 for the first quarter of fiscal 2011.

●
Distribution segment revenue increased by $49, or 31.6%, to $204 for the second quarter of fiscal 2011, compared to $155 for the same period in fiscal 2010. This segment revenue decreased by $25, or 10.9%, for the second quarter of fiscal 2011, compared to $229 for the first quarter of fiscal 2011.

●
Real estate segment revenue increase by $512, or 196.9%, to $772 for the second quarter of fiscal 2011, compared to $260 for the same period in fiscal 2010. This segment revenue increased by $585, or 312.8%, for the second quarter of fiscal 2011, compared to $187 for the first quarter of fiscal 2011.

●	Income from operations increased by $938 to $371 for the second quarter of fiscal 2011, compared to a loss of $567 for the same period in fiscal 2010.

●	The overall gross profit margins increased by 14.7% to 30.2% for the second quarter of fiscal 2011, from 15.5% for the same period in fiscal 2010.

●	General and administrative expenses as a percentage of revenue increased by 1.1% to 24.1% for the second quarter of fiscal 2011, from 23.0% for the same period in fiscal 2010.

●	Selling expenses as a percentage of revenue decreased by 0.2% to 1.3% for the second quarter of fiscal 2011, from 1.5% for the same period in fiscal 2010.

●	Net income increased by $556 to $187 for the second quarter of 2011 as compared to a loss of $369 for the same period in fiscal 2010.

Results of Operations and Business Outlook

The following table sets forth our revenue components for the three and six months ended December 31, 2010 and 2009, respectively.

Revenue Components
	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Net Sales:
Manufacturing	55.4%	48.2%	63.2%	50.4%
Testing Services	33.4	41.9	29.6	39.5
Fabrication Services	1.0	3.2	1.1	5.3
Distribution	2.1	2.5	1.9	2.3
Real Estate	8.1	4.2	4.2	2.5
Total	100.0%	100.0%	100.0%	100.0%

Net sales for the three months and six months ended December 31, 2010 were $9,549 and $22,578, respectively,  an increase of $3,359 and $9,295, respectively, when compared to net sales for the same periods of the prior year. As a percentage, net sales increased by 54.3% and 70.0% for the three months and six months ended December 31, 2010, respectively, when compared to total net sales for the same periods of the prior year.

Net sales into and within China and the Southeast Asia regions and other countries (except sales into and within the United States) increased by $3,000, or 50.3%, to $8,965 and by $9,317, or 75.4%, to $21,680 for the three months and six months ended December 31, 2010, respectively, as compared with $5,965 and $12,363 for the same periods of last fiscal year.  The increase was primarily due to an increase in sales in the manufacturing segment in our Singapore operation and in the testing segment in our Malaysia and Thailand operations. Net sales into and within the United States were $584, and $898 for the three months and six months ended December 31, 2009, respectively, an increase of $359 and a decrease of  $22, respectively, from $225 and $920 for the same periods of the prior year, The increase in three month results was mainly due to an increase in market demand for our products in the U.S. market in the second quarter of fiscal 2011 as compared to the same period in fiscal 2010.

Net sales for the period ended December 31, 2010 can be discussed within the five segments as follows:

Manufacturing Segment

Net sales in the manufacturing segment as a percentage of total net sales were 55.4% and 63.2% for the three and six months ended December 31, 2010, respectively, an increase of 7.2% and 12.8% of total net sales, respectively, when compared to the same periods of the prior year.  The absolute amount of net sales increased by $2,303 and $7,562 to $5,287 and $14,261 for the three and six months ended December 31, 2010, respectively, compared to the same periods of the prior year. The increase in revenue generated by the manufacturing segment was due to an increase in demand for our products, which we believe was because of an increase in market demand for semiconductor related products in the international market.

Net sales in the manufacturing segment decreased $3,687, or 41.1%, for the second quarter of fiscal 2011, compared to $8,974 for the first quarter of fiscal 2011. The decrease in the revenue was primarily due to the lower volume and demand by our customers during the second quarter of fiscal 2011.

Testing Services Segment

Net sales in the testing segment as a percentage of total net sales were 33.4% and 29.6% for the three and six months ended December 31, 2010, respectively, a decrease of 8.5% and 9.9%, respectively, of total net sales when compared to the same periods of the prior year.  Although there was a decrease in percentage of total revenue from the testing segment, there was an increase in revenue in absolute dollar amount as compared to the same period in last fiscal year. In terms of dollar amount, the net sales in the testing segment increased by $602 to $3,193 and by $1,417 to $6,667 for the three and six months ended December 31, 2010, respectively, compared to the same periods of fiscal 2010.  The increase in revenue generated by the testing segment was primarily due to an increase in testing capacity in our Malaysia operation, which enabled us to accept more orders from one of our major customers. Demand for testing services varies from country to country depending on changes taking place in the market and our customers’ forecasts.  As it is difficult to accurately forecast fluctuations in the market, management believes it is necessary to maintain testing facilities in close proximity to our customers in order to make it convenient for them to send us their newly manufactured parts for testing and to enable us to maintain a share of the market.

Net sales in the testing segment decreased $281, or 8.1%, for the second quarter of fiscal 2011, compared to $3,474 for the first quarter of fiscal 2011. The decrease in the revenue was primarily due to the lower volume and demand by our customers during the second quarter of fiscal 2011.

Fabrication Services Segment

As a percentage of total net sales, the revenue generated by the fabrication services segment accounted for 1.0% and 1.1% of total net sales for the three and six months ended December 31, 2010, respectively, as compared to 3.2% and 5.3% of total net sales for the same periods of last fiscal year.  The absolute amount of net sales was $93 and $258 for the three and six months ended December 31, 2010, respectively, a decrease of $107 and $446 as compared to $200 and $704 for the same period of last fiscal year. The decrease in revenue generated by the segment was due to fewer fabrication projects handled by the Company in the three and six months ended December 31, 2010. As the Company has only been in the fabrication business for a little more than a  year, the existing customer base is still limited. The Company renewed the lease of the yard, which the Company believes will enable management to explore additional business and seek new customers with a longer business horizon so as to optimize capacity utilization, which would enable the operations to be profitable.

Net sales in the fabrication segment decreased by $72, or 43.6%, for the second quarter of fiscal 2011, compared to $165 for the first quarter of fiscal 2011. The decrease in the revenue was primarily due to fewer projects handled by the Company during the second quarter of fiscal 2011.

Distribution Segment

Net sales in the distribution segment accounted for 2.1% and 1.9% of total net sales for the three and six months ended December 31, 2010, respectively, a decrease of 0.4% and 0.4% compared to the same periods in fiscal 2010.  The absolute amount of net sales increased by $49 to $204 and by $131 to $433 for the three and six months ended December 31, 2010, respectively, compared to the same periods in fiscal 2010.   The increase in revenue was mainly due to an increase in the sales to our new customers as well as an increase in the sales of our self-designed and manufactured equipment, which are customized for the unique needs of our existing customers. We believe that our competitive advantage in self-designed and manufactured equipment, which addresses the unique needs of our customers, increased the demand for our products.

Net sales in the distribution segment decreased $25, or 10.9%, for the second quarter of fiscal 2011, compared to $229 for the first quarter of fiscal 2011. The decrease in the revenue was primarily due to the lower volume and demand by our customers during the second quarter of fiscal 2011.

Real Estate Segment

The real estate segment accounted for 8.1% and 4.2% of total net revenue for the three and six months ended December 31, 2010, respectively, an increase of 3.9% and 1.7% compared to the same periods in fiscal 2010. The absolute amount of net revenue in the real estate segment increased by $512 to $772 and by $631 to $959 for the three and six months ended December 31, 2010, respectively, compared to the same periods of fiscal 2010. The increase was primarily due to an increase in our investment income and rental  income in the real estate segment after the second quarter of fiscal 2010.

We received an investment income of RMB 4,668 and RMB 5,293 for investment in property development,  or approximately $694 and $786 for the three months and six months ended December 31, 2010, respectively, based on the exchange rate as on December 31, 2010 published by the Monetary Authority of Singapore.

On January 8, 2010, we entered into a new lease agreement with a third party for the eight units of commercial property purchased from Jiang Huai in the third quarter of fiscal 2010. This new property was rented through a rental agreement which provided for a one year renewable term with an annual rental income of RMB 720, or approximately $107, based on the exchange rate as on December 31, 2010 published by the Monetary Authority of Singapore. For the three and six months ended December 31, 2010, this property generated an additional rental income of RMB 180, or approximately $27, and RMB 360, or approximately $54, respectively, based on the exchange rate as on December 31, 2010 published by the Monetary Authority of Singapore.

Net revenue in the real estate segment increased by $585, or 312.8%, for the second quarter of fiscal 2011, compared to $187 for the first quarter of fiscal 2011. The investment income increased by $602 for the second quarter of fiscal 2011, compared to $92 for the first quarter of fiscal 2011.

On November 1, 2010, Trio-Tech (Chongqing) Co. Ltd. entered into a new Memorandum Agreement with JiaSheng to invest in their property development projects (Project B-48 Phase 2) located in Chongqing City, China. The amount was classified as a loan based on  ASC Topic 310-10-25 Receivables, amounting to RMB 5,000, equivalent to approximately $755 based on the exchange rate as on December 31, 2010 published by the Monetary Authority of Singapore. The agreement guaranteed the Company an income of RMB 1,250, or approximately $186 based on the exchange rate as on December 31, 2010 published by the Monetary Authority of Singapore, payable in four quarterly installments of RMB 313, or approximately $47.  The loan receivable is unsecured and repayable within a year.  The book value of the receivable approximates to its fair value.

On November 1, 2010, Trio-Tech (Chongqing) Co. Ltd. entered into a new Memorandum Agreement with JiangHuai Property Development Co. Ltd. (“JiangHuai”) to invest in their property development projects (Project - Yu Jin Jiang An) located in Chongqing City, China. The amount was classified as a loan based on ASC Topic 310-10-25 Receivables, amounting to RMB 2,000, equivalent to approximately $302 based on the exchange rate on December 31, 2010 published by the Monetary Authority of Singapore. The agreement guaranteed the Company an income of RMB 400, or approximately $60 based on the exchange rate as on December 31, 2010 published by the Monetary Authority of Singapore, payable within a year. The loan is secured by the underlying property and repayable within one year.  The book value of the loan approximates its fair value.

Uncertainties and Remedies

There are several influencing factors which create uncertainties when forecasting performance, such as the ever-changing nature of technology, specific requirements from the customer, decline in demand for certain types of burn-in devices or equipment, decline in demand for testing services and fabrication services and other similar factors.  One factor that influences uncertainty is the highly competitive nature of the semiconductor industry.   Another is that some customers are unable to provide a forecast of the products required in the upcoming weeks; hence it is difficult to plan for the resources needed to meet these customers’ requirements due to short lead time and last minute order confirmation. This will normally result in a lower margin for these products, as it is more expensive to purchase materials in a short time frame.  However, the Company has taken certain actions and formulated certain plans to deal with and to help mitigate these unpredictable factors.  For example, in order to meet manufacturing customers’ demands upon short notice, the Company maintains higher inventories, but continues to work closely with its customers to avoid stock piling.  We have also been improving customer service from staff by keeping our staff up to date on the newest technology and stressing the importance of understanding and meeting the stringent requirements of our customers.  Finally, the Company is exploring new markets and products, looking for new customers, and upgrading and improving burn-in technology while at the same time searching for improved testing methods of higher technology chips.

There are several influencing factors which create uncertainties when forecasting performance of our real estate segment, such as obtaining the rights by the joint venture to develop the real estate projects in China, inflation in China, currency fluctuations and devaluation, changes in Chinese laws, regulations, or their interpretation.

Comparison of the Second Quarter Ended December 31, 2010 (“Q2 2011”) and December 31, 2009 (“Q2 2010”)

The following table sets forth certain consolidated statements of income data as a percentage of net sales for the second quarters of fiscal 2011 and 2010, respectively:

	Three Months Ended December 31,
	2010	2009
Net Sales	100.0%	100.0%
Cost of sales	69.8	84.5
Gross Margin	30.2%	15.5%
Operating expenses :
General and administrative	24.1%	23.0%
Selling	1.3	1.5
Research and development	0.9	0.2
Impairment loss	0.0	0.0
Gain on disposal of PP&E	0.0	0.0
Total operating expenses	26.3%	24.7%
Income / (Loss) from Operations	3.9%	(9.2%)

Overall Gross Margin

Overall gross margin as a percentage of revenue increased by 14.7% to 30.2% for the three months ended December 31, 2010, from 15.5% in the same period of the last fiscal year primarily due to an increase in the gross profit margin in the manufacturing, testing, real estate and fabrication segments, though partially offset by a decrease in gross profit margin in the distribution segment.

Gross profit margin as a percentage of revenue in the manufacturing segment increased by 4.7% to 15.2% for the three months ended December 31, 2010, from 10.5% in the same period of the last fiscal year. The increase was primarily due to an increase in production volume in our Singapore operation. As the fixed costs were spread over the increased output, gross margin improved. In absolute amounts, gross profits in the manufacturing segment increased by $494, to $806 for the three months ended December 31, 2010 from $312 for the same period of the last fiscal year.

Gross profit margin as a percentage of revenue in the testing segment increased by 10.7% to 44.7% for the three months ended December 31, 2010, from 34.0% in the same period of the last fiscal year.   The increase was primarily due to an increase in testing volume.  Significant portions of our cost of goods sold  are fixed in the testing segment.  Thus, as the demand of services and factory utilization increase, the fixed costs are spread over the increased output, which improves gross profit margin. In absolute amounts, gross profit in the testing segment increased by $546, to $1,427 for the three months ended December 31, 2010 from $881 for the same period of the last fiscal year.

Gross profit margin as a percentage of revenue in the distribution segment decreased by 2.7% to 25.0% for the three months ended December 31, 2010, from 27.7% for the same period of the last fiscal year.  The decrease of gross margin was due to an increase in material cost in the distribution segment of our Singapore operation as compared to the same period of the last fiscal year. In terms of dollar amount, gross profit in the distribution segment for the three months ended December 31, 2010 was $51, an increase of $8, from $43 in the same period of the last fiscal year.  The increase in the gross profit was primarily due to the increase in the revenue despite a lower gross margin. The gross profit margin of the distribution segment was not only affected by the market price of our products, but also our product mix, which changes frequently as a result of changes in market demand.

Gross profit margin as a percentage of revenue in the real estate segment was 89.9% for the three months ended December 31, 2010, an increase of 3.7% as compared to 86.2% for the same period in the last fiscal year. In terms of dollar amount, gross profit in the real estate segment for the three months ended December 31, 2010 was $694, an increase of $470, from $224 in the same period of the last fiscal year.  The increase in the gross profit margin as a percentage of revenue in the real estate segment was due to an increase of $11 in rental income and of  $492 in investment income for the three months ended December 31, 2010, as compared to  $68 and $192 for the same period in the last fiscal year.

Gross profit margin as a percentage of revenue in the fabrication services segment was negative 102.2% for the three months ended December 31, 2010, an improvement of 147.3% as compared to negative margin of 249.5% for the same period of the last fiscal year. In terms of dollar amount, gross profit in the fabrication services segment for the three months ended December 31, 2010 was negative $95, an improvement of $404,  from negative $499 in the same period of the last fiscal year.  The revenue decreased by $107 to $93 for the three months ended December 31, 2010, as compared to $200 for the same period of last fiscal year. As the subsidiary started its operating activities late calendar year 2009, and orders from the customers were few, the revenue could not cover the entire fixed cost of the operation, resulting in a negative gross margin due to underutilization of the plant capacity. The cost of sales in this segment mainly consisted of rental expenses, depreciation expenses and cost of direct labor. We extended the lease of the yard and thus the depreciation of the leasehold improvement was spread across a longer period as compared to the same period in last fiscal year.

Operating Expenses

Operating expenses for the second quarters of fiscal 2011and 2010 were as follows:

	Three Months Ended December 31,
(Unaudited)	2010	2009
General and administrative	$2,304	$1,423
Selling	121	95
Research and development	87	10
Total	$2,512	$1,528

General and administrative expenses increased by $881, or 61.9%, from $1,423 to $2,304 for the three months ended December 31, 2010 compared to the same quarter of last fiscal year.

The increase in general and administrative expenses was mainly attributable to an increase in payroll related expenses in our Singapore and Malaysia operations as compared to the same period in the last fiscal year. In the second quarter of fiscal 2009, we implemented four-day work weeks for all the employees in the Singapore operation as part of our cost cutting strategy, which resulted in lower payroll related expenses  for the three months ended December 31, 2009. The payroll related expenses for the second quarter of fiscal 2011 increased  due to our Singapore manufacturing segment restoring five-day work weeks to handle the increase in sales in that segment since the third quarter of fiscal 2010.

Selling expenses increased by $26, or 27.4%, for the three months ended December 31, 2010, from $95 to $121 compared to the same quarter of the last fiscal year, mainly due to an increase in travel expenses and commission expenses as a result of an increase in sales efforts and more commissionable sales in the distribution segment.

Research and development expenses increased by $77, or 770.0%, for the three months ended December 31, 2010, from $10 to $87 compared to the same quarter of last fiscal year, mainly due to an increase in research and development efforts from our Singapore manufacturing operations. Our Singapore operations increased efforts into research and development to provide solutions for our customers in development of equipment to assist in the troubleshooting and repair process.

Income/ (Loss) from Operations

Income from operations increased by $938, or 165.4%, from a loss of $567 for the three months ended December 31, 2010 to an income of $371 for the three months ended December 31, 2010, mainly due to the increase in revenue and gross margins, as previously discussed.

Interest Expense

Interest expense for the second quarters of fiscal 2011 and 2010 was as follows:

	Three Months Ended December 31,
(Unaudited)	2010	2009
Interest expenses	$(59)	$(55)

Interest expense increased by $4 to $59 for the three months ended December 31, 2010, primarily due to higher usage of bank credit facilities by the Malaysia operations for the expansion of its facilities. We are trying to keep our debt at a minimum in order to save financing costs.  As of December 31, 2010, the Company had an unused line of credit of $4,073.

Other Income / (Expenses), Net

Other income (expenses), net  for the second quarters of fiscal 2011 and 2010 were as follows:

	Three Months Ended December 31,
(Unaudited)	2010	2009
Other income / (expenses), net	$183	$139

Other income / (expenses), net increased by $44 to $183 for the three months ended December 31, 2010 from $139 in the same period of the last fiscal year, primarily attributable to foreign currency  transaction gain.

Income Tax Expenses

Income tax expenses for the three months ended December 31, 2010 were $162, an increase of $153, compared to income tax expenses of $9 for the same quarter last fiscal year. The increase in income tax expense was mainly due to an increase in income in the China, Thailand and Malaysia operations, for the three months ended  December 31, 2010 as compared to the same period in the previous fiscal year.

Non-controlling Interest

As of December 31, 2010, we held a 55% interest in Trio-Tech Malaysia,  a 55% interest in SHI Singapore and a 76% interest in Prestal Enterprise Sdn. Bhd. The non-controlling interest for the three months ended December 31, 2010, in the net income of subsidiaries, was $146, an increase of $296 compared to the non-controlling interest in the net loss of $150 for the same period of the previous fiscal year.  The increase in the non-controlling interest in the net income of subsidiaries was attributable to the increase in net income generated from the Malaysia testing operation as a result of an increase in revenue, which was partially offset by a decrease in net loss generated by the fabrication segment of the SHI Singapore operation as compared to the same period in the prior fiscal year.

Net Income / (Loss)

Net income was $187 for the three months ended December 31, 2010, an increase of $556 from a net loss of $369 for the three months ended December 31, 2009. The improvement in net income was mainly due to an increase in revenue and gross margin, which was partially offset by the increase in operating expenses, as previously discussed.

Income / (Loss) per Share

Basic earnings per share from continuing operations for the three months ended December 31, 2010 were $0.06, an increase of $0.16 from a loss of $0.10 per share in the same period of the last fiscal year. There was no income or loss from discontinued operations for the three months ended December 31, 2010. Basic loss per share attributable to discontinued operations for the three months ended December 31, 2009 was $0.01 per share.

Diluted earnings per share from continuing operations for the three months ended December 31, 2010 were $0.05, an increase of $0.15 from a loss of $0.10 per share in the same period of the last fiscal year. There was no income or loss from discontinued operations for the three months ended December 31, 2010. Diluted loss per share attributable to discontinued operations for the three months ended December 31, 2009 was $0.01 per share.

Segment Information

The revenue, gross margin and income from each segment for the second quarter of fiscal 2011 and the second quarter of fiscal 2010, respectively, are presented below. As the revenue and gross margin for each segment have been discussed in the previous section, only the comparison of income from operations is discussed below.

Manufacturing Segment

The revenue, gross  margin and loss from operations for the manufacturing segment for the second quarters of fiscal 2011 and 2010 were as follows:

	Three Months Ended December 31,
(Unaudited)	2010	2009
Revenue	$5,287	$2,984
Gross margin	15.2%	10.5%
Loss from operations	$(142)	$(412)

Loss from operations from the manufacturing segment decreased by $270 to $142 for the three months ended December 31, 2010 from $412 in the same period of the last fiscal year, primarily due to an increase in revenue and gross margin, as discussed earlier. Operating expenses for the manufacturing segment were $948 and $724 for the three months ended December 31, 2010 and 2009, respectively.  The increase in operating expenses of $224 was mainly due to an increase in payroll related expenses in our Singapore operation as compared to the same period in the last fiscal year. In the second quarter of fiscal 2009, we implemented four-day work weeks for all the employees in the Singapore operation as part of our cost cutting strategy, which resulted in lower payroll related expenses for the three months ended December 31, 2009. The payroll related expenses for the second quarter of fiscal 2011 increased  due to our Singapore manufacturing segment restoring five-day work weeks to handle the increase in sales in that segment since the third quarter of fiscal 2010, as previously discussed.

Testing Segment

The revenue, gross margin and income from operations for the testing segment for the second quarters of fiscal 2011 and 2010 were as follows:

	Three Months Ended December 31,
(Unaudited)	2010	2009
Revenue	$3,193	$2,591
Gross margin	44.7%	34.0%
Income from operations	$571	$71

Income from operations in the testing segment for the three months ended December 31, 2010 was $571, an increase of $500, compared to $71 in the same period of the last fiscal year. The increase in operating income was attributable to an increase of $546 in gross profit, which was offset by an increase of $46 in operating expenses.  Operating expenses were $856 and $810 for the three months ended December 31, 2010 and 2009, respectively. The increase in operating expenses was mainly due to an increase in depreciation and payroll related expenses in our Malaysia operation and in the new incorporated entity, Trio-Tech (Tianjin) Co. Ltd., as previously discussed.

Distribution Segment

The revenue, gross margin and income from operations for the distribution segment for the second quarters of fiscal 2011 and 2010 were as follows:

	Three Months Ended December 31,
(Unaudited)	2010	2009
Revenue	$204	$155
Gross margin	25.0%	27.7%
Income from operations	$28	$22

Income from operations in the distribution segment increased by $6 to $28 for the three months ended December 31, 2010, from $22 for the three months ended December 31, 2009.   The increase in operating income was mainly due to an increase in revenue and gross profit of $8, which was offset by an increase in operating expenses of $2. Operating expenses were $23 and $21 for the three months ended December 31, 2010 and 2009, respectively. The increase in operating expenses was mainly due to an increase in commission expenses, which resulted from the increase in commissionable sales.

Real Estate Segment

The revenue, gross margin and income from operations for the real estate segment for the second quarters of fiscal 2011 and 2010 were as follows:

	Three Months Ended December 31,
(Unaudited)	2010	2009
Revenue	$772	$260
Gross margin	89.9%	86.2%
Income from operations	$594	$194

Income from operations in the real estate segment for the three months ended December 31, 2010 was $594, an increase of $400, compared to $194 for the same period of the last fiscal year.  The increase in operating income was mainly due to an increase in revenue and in gross profit of $470, but offset by an increase in operating expenses of $70. The operating expenses were $100 and $30 for the three months ended December 31, 2010 and 2009, respectively. The increase in operating expenses was mainly due to an increase in travel expenses as a result of more frequent travels by management to the China office and also additional corporate overhead was charged  in this segment as compared to the same quarter in last fiscal year.

Fabrication Services

The revenue, gross margin and loss from operations for the fabrication services segment for the second quarters of fiscal 2011 and 2010 were as follows:

	Three Months Ended December 31,
(Unaudited)	2010	2009
Revenue	$93	$200
Gross margin	(102.2)%	(249.5	) %
Loss from operations	$(218)		$(554)

Loss from operations in the fabrication services segment was $218 for the three months ended December 31, 2010, a decrease of $336, compared to  $554 for the same period of the last fiscal year. The decrease in operating loss was mainly due to a decrease in negative gross margin of $404, but partially offset by an increase in operating expenses of $68. Operating expenses were $123 and $55 for the three months ended December 31, 2010 and 2009, respectively. Despite the underutilization of the facilities, the improvement in the gross margin loss was mainly due to a decrease in the depreciation of the leasehold improvement as a result of the extension of the lease for the yard, as previously discussed.  Management believes that the gross margin in the fabrication services segment will improve in the future if we are able to increase our revenue and increase the utilization of our facilities.

Corporate

The (loss) / income from operations for corporate for the second quarters of fiscal 2011 and 2010 were as follows:

	Three Months Ended December 31,
(Unaudited)	2010	2009
(Loss) / Income from operations	$(462)	$112

Corporate operating loss increased by $574 to a loss of $462 for the three months ended December 31, 2010, from an income of $112 in the same period of the last fiscal year.  The increase in operating loss was mainly due to an increase in  stock option expenses of $517 for the stock granted to our directors and employees on December 14, 2010. In the second quarter of fiscal 2011, we granted 100,000 shares of stock options pursuant to the 2007 Employee Plan and 150,000 shares of stocks options pursuant to the 2007 Director Plan. We did not grant any options in the second quarter of fiscal 2010.

Comparison of the Six Months Ended December 31, 2010 and December 31, 2009

	Six Months Ended December 31,
	2010	2009
Net Sales	100.0%	100.0%
Cost of sales	75.1	83.6
Gross Margin	24.9%	16.4%
Operating expenses
General and administrative	18.3%	22.6%
Selling	1.1	1.7
Research and development	0.5	0.2
Impairment loss	0.0	0.0
Gain on disposal of PP&E	0.0	0.0
Total operating expenses	19.9%	24.5%
Income (Loss) from Operations	5.0%	(8.1%)

Overall Gross Margin

Overall gross margin as a percentage of revenue increased by 8.5% to 24.9% for the six months ended December 31, 2010, from 16.4% in the same period of the last fiscal year primarily due to an increase in the gross profit margin in the manufacturing, testing, real estate and fabrication segments, though partially offset by a decrease in gross profit margin in the distribution segment.

Gross profit margin as a percentage of revenue in the manufacturing segment increased by 1.7% to 14.4% for the six months ended December 31, 2010, from 12.7% in the same period of the last fiscal year. The increase was primarily due to an increase in revenue as a result of an increase in demand and volume in our Singapore operations. As the fixed costs were spread over the increased output, gross margin  improved.  In absolute amounts, gross profits in the manufacturing segment increased by $1,194, to $2,048 for the six months ended December 31, 2010 from $854 for the same period of the last fiscal year.

Gross profit margin as a percentage of revenue in the testing segment increased by 13.8% to 41.9% for the six months ended December 31, 2010, from 28.1% in the same period of the last fiscal year.   The increase was primarily due to an increase in testing volume.  Significant portions of our operating costs are fixed in the testing segment.  Thus, as the demand of services and factory utilization increase, the fixed costs are spread over the increased output, which improves gross profit margin. In absolute amounts, gross profit in the testing segment increased by $1,315, to $2,792 for the six months ended December 31, 2010 from $1,477 for the same period of the last fiscal year.

Gross profit margin as a percentage of revenue in the distribution segment decreased by 1.2% to 24.0% for the six months ended December 31, 2010, from 25.2% for the same period of the last fiscal year.  The decrease was due to an increase in material cost in the distribution segment of our Singapore operation as compared to the same period last fiscal year.  In terms of dollar amount, gross profit in the distribution segment for the six months ended December 31, 2010 was $104, an increase of $28, compared to $76 in the same period of the last fiscal year. The increase in the gross profit was primarily due to the increase in the revenue despite a lower gross margin. The gross profit margin of the distribution segment was not only affected by the market price of our products, but also our product mix, which changes frequently as a result of changes in market demand.

Gross profit margin as a percentage of revenue in the real estate segment was 86.7% for the six months ended December 31, 2010, an increase of 8.3% from 78.4% for the same period in the last fiscal year. In terms of dollar amount, gross profit in the real estate segment for the six months ended December 31, 2010 was $831, an increase of $574, from $257 in the same period of the last fiscal year.  The increase in the gross profit margin as a percentage of revenue in the real estate segment was due to an increase of $594 in investment income for the six months ended December 31, 2010, which had a lower direct cost as compared to $192 for the same period in the previous fiscal year.

Gross profit margin as a percentage of revenue in the fabrication services segment was negative 56.2% for the six months ended December 31, 2010, an improvement of 13.3%  from a negative margin of 69.5% for the same period of the last fiscal year. In terms of dollar amount, gross profit in the fabrication services segment for the six months ended December 31, 2010 was negative $145, an increase of $344, from negative $489 in the same period of the last fiscal year.  As revenue in this segment decreased by $446 to $258 for the six months ended December 31, 2010, as compared to $704 for the same period of last fiscal year, the decreased revenue could not cover the entire fixed cost of the operation, resulting in a negative gross margin due to underutilization of the plant capacity. The cost of sales of this subsidiary mainly consisted of rental, depreciation expenses and cost of direct labor. We extended the lease of the yard, which resulted in the depreciation of the leasehold improvement to be spread over its revised longer useful life, as compared to the same period of last fiscal year.

Operating Expenses

Operating expenses for the six months ended December 31, 2010 and 2009 were as follows:
	Six Months Ended December 31,
(Unaudited)	2010	2009
General and administrative	$4,134	$3,006
Selling	249	227
Research and development	116	20
Impairment loss	-	-
Loss / (Gain) on disposal of PP&E	7	(1)
Total	$4,506	$3,252

General and administrative expenses increased by $1,128, or 37.5%, from $3,006 to $4,134 for the six months ended December 31, 2010 compared to the same period of the last fiscal year, primarily due an increase in payroll related expenses in our Singapore and Malaysia operations as compared to the same period in the last fiscal year. In the second quarter of fiscal 2009, we implemented four-day work weeks for all the employees in the Singapore operation as part of our cost cutting strategy, which resulted in lower payroll related expenses for the six months ended December 31, 2009. The payroll related expenses for the six months ended December31, 2010 increased  due to our Singapore operation restoring five-day work weeks to handle the increase in sales since the third quarter of fiscal 2010.

Selling expenses increased by $22, or 9.7%, for the six months ended December 31, 2010, from $227 to $249 compared to the same period of the last fiscal year, mainly due to an increase in travel expenses and commission expenses as a result of an increase in sales efforts and more commissionable sales in the distribution and testing segments.

Research and development increased by $96, or 480.0%, from $20 for the six months ended December 31, 2009, to $116 for the six months ended December 31, 2010, mainly due to an increase in research and development efforts from our Singapore manufacturing operations. Our Singapore operations increased efforts into research and development to provide solutions for our customers and development of equipment to assist in the troubleshooting and repair process.

Loss on disposal of property, plant and equipment was $7 for the six months ended December 31, 2010, as compared to a gain of $1 for the same period of the last fiscal year. The loss in the second quarter of fiscal 2011 mainly resulted from the disposal of an obsolete motor vehicle in the Singapore operation. There was no significant gain on disposal of property, plant and equipment during the six months ending December 31, 2009.

Income / (Loss) from Operations

Income from operations increased by $2,201, from a loss of $1,077 for the six months ended December 31, 2009 to an income of $1,124 for the six months ended December 31, 2010, mainly due to an increase in revenue, an improvement in gross profit margin and partially offset by an increase in operating expenses.

Interest Expenses

Interest expenses for the six months ended December 31, 2010 and 2009 were as follows:
	Six Months Ended December 31,
(Unaudited)	2010	2009
Interest expenses	$(119)	$(74)

Interest expense increased by $45 to $119 for the six months ended December 31, 2010, primarily due to higher usage of bank credit facilities by the Malaysia operations for the expansion of its facilities.

Other  Income / (Expenses), Net

Other income / (expenses), net for the six months ended December 31, 2010 and 2009 were as follows:

	Six Months Ended December 31,
(Unaudited)	2010	2009
Other income / (expenses), net	$143	$136

Other income / (expenses), net increased by $7 to $143 for the six months ended December 31, 2010 from the income of $136 in the same period of the last fiscal year, primarily attributable to currency transaction gain.

Income Tax Benefit / (Expenses)

Income tax expense for the six months ended December 31, 2010 was $158, an increase of $186, compared to income tax benefit of $28 for the same period of the last fiscal year.  The increase in income tax expense was mainly due to an increase in income in the China, Thailand and Malaysia operations for the six months ended  December 31, 2010. It was partially offset by the operating loss carry forward in our Singapore operation. As of June 30, 2010 we still had revised net operating loss carry forwards of Singapore dollars $2,274, or approximately $1,695 based on the exchange rate as on December 31, 2010 published by the Monetary Authority of Singapore, in our Singapore operation for Singapore income tax purposes. We  were able to utilise the net operating loss carry forwards of Singapore dollar $377, or approximately $281 based on the exchange rate as on December 31, 2010 published by the Monetary Authority of Singapore,  against income generated from this operation in the first and second quarters of 2011.

Loss from Discontinued Operations

Loss from discontinued operations decreased by $43 to $2 for the six months ended December 31, 2010 from $45 for the same period of the last fiscal year.  The decrease in the loss from discontinued operations was primarily due to a decrease in general and administrative expenses in winding up the testing business in our Shanghai operation for the six months ended December 31, 2010 as compared to the same period of the last fiscal year.

Non-controlling Interest

As of December 31, 2010, we held 55% interest in Trio-Tech Malaysia, 55% interest in SHI Singapore and 76% interest in Prestal Enterprise Sdn. Bhd. The non-controlling interest for the six months ended December 30, 2010, in the net income of subsidiaries, was $310, an increase of $551 compared to the non-controlling interest in the net loss of $241 for the same period of fiscal 2010.  The increase in the non-controlling interest in the net income of subsidiaries was attributable to the increase in net income generated from the Malaysia testing operation as a result of an increase in revenue, which was partially offset by a decrease in net loss generated by the SHI Singapore as compared to the same period in the prior fiscal year.

Net Income / (Loss)

Net income was $678 for the six months ended December 31, 2010, an increase of $1,469 from a net loss of $791 for the six months ended December 31, 2009. The improvement in net income was mainly due to an increase in revenue and gross margin but it was partially offset by operating expenses, as previously discussed.

Income  / (Loss) per Share

Basic earnings per share from continuing operations for the six months ended December 31, 2010 were $0.21, an increase of $0.45 from a loss of $0.24 per share in the same period of the last fiscal year. There was no income or loss from discontinued operations for the six months ended December 31, 2010. However, for the same period in the prior year, basic loss per share attributable to discontinued operations for the six months ended December 31, 2009 were $0.01 per share.

Diluted earnings per share from continuing operations for the six months ended December 31, 2010 were $0.20, an increase of $0.44 from a loss of $0.24 per share in the same period of the last fiscal year. There was no income or loss from discontinued operations for the six months ended December 31, 2010. However, for the same period in the prior year, diluted loss per share attributable to discontinued operations for the six months ended December 31, 2009 were $0.01 per share.

Segment Information

The revenue, gross profit margin and income or loss from each segment for the six months ended December 31, 2010 and 2009, respectively, are presented below.  As the segment revenue and gross margin for each segment have been discussed in the previous section, only the comparison of income from operations is discussed below.

Manufacturing Segment

The revenue, gross margin and income (loss) from operations for the manufacturing segment for the six months ended December 31, 2010 and 2009 were as follows:
	Six Months Ended December 31,
(Unaudited)	2010	2009
Revenue	$14,261	$6,699
Gross margin	14.4%	12.7%
Income (Loss) from operations	$10	$(586)

Income from operations from the manufacturing segment increased by $596 to $10 for the six months ended December 31, 2010 from a loss of $586 in the same period of the last fiscal year, primarily due to an increase in revenue and gross margin of $1,194, as discussed earlier. Operating expenses for the manufacturing segment were $2,038 and $1,440 for the six months ended December 31, 2010 and 2009, respectively. The increase in the operating expenses was mainly attributable to restoration of the five-day work week in the third quarter of the previous fiscal year to handle the increase in sales, as well as an increase in the research and development effort from our Singapore manufacturing operations, as previously discussed.

Testing Segment

The revenue, gross margin and income / (loss) from operations for the testing segment for the six months ended December 31, 2010 and 2009 were as follows:
	Six Months Ended December 31,
(Unaudited)	2010	2009
Revenue	$6,667	$5,250
Gross margin	41.9%	28.1%
Income / (Loss) from operations	$1,014	$(137)

Income from operations in the testing segment for the six months ended December 31, 2010 was $1,014, an increase of $1,151, compared to a loss of $137 in the same period of the last fiscal year.  The increase in operating income was attributable to an increase of $1,315 in revenue and gross profit, which was partially offset by an increase of $164 in operating expenses.  Operating expenses were $1,778 and $1,614 for the six months ended December 31, 2010 and 2009, respectively. The increase in operating expenses was mainly due to an increase in payroll related expenses in our Singapore and Malaysia operations as well as the newly incorporated entity in Tianjin. We increased the employee headcount in our Malaysia operation since the first quarter of 2011 to handle the increase in sales in that operation.

Distribution Segment

The revenue, gross margin and income from operations for the distribution segment for the six months ended December 31, 2010 and 2009 were as follows:

	Six Months Ended December 31,
(Unaudited)	2010	2009
Revenue	$433	$302
Gross margin	24.0%	25.2%
Income from operations	$59	$37

Income from operations in the distribution segment increased by $22 to $59 for the six months ended December 31, 2010, from $37 for the six months ended December 31, 2009.   The increase in operating income was mainly due to an increase in gross profit of $28, which was offset by an increase in operating expenses of $6. Operating expenses were $45 and $39 for the six months ended December 31, 2010 and 2009, respectively. The increase in operating expenses was mainly due to an increase in commission expenses, which resulted from the increase in commissionable sales.

Real Estate Segment

The revenue, gross margin and income from operations for the real estate segment for the six months ended December 31, 2010 and 2009 were as follows:

	Six Months Ended December 31,
(Unaudited)	2010	2009
Revenue	$959	$328
Gross margin	86.7%	78.4%
Income from operations	$682	$208

Income from operations in the real estate segment for the six months ended December 31, 2010 was $682, an increase of $474 compared to $208 for the same period of the last fiscal year.  The increase in operating income was mainly due to an increase in gross profit of $574, which was partially offset by an increase in operating expenses of $100. The operating expenses were $149 and $49 for the six months ended December 31, 2010 and 2009, respectively. The increase in operating expenses was mainly due to an increase in travel expenses,  the corporate expenses recharged to the segments and depreciation expense as a result of more frequent travel to China for the additional investment in this segment, as previously discussed.

Fabrication Services

The revenue, gross profit margin and loss from operations for the fabrication services segment for the six months ended December 31, 2010 and 2009 were as follows:

	Six Months Ended December 31,
(Unaudited)	2010	2009
Revenue	$258	$704
Gross margin	(56.2)%	(69.5	) %
Loss from operations	$(404)		$(825)

Loss from operations in the fabrication services segment was $404 for the six months ended December 31, 2010, a decrease of $421, compared to a loss  of $825 for the same period of the last fiscal year. The decrease in operating loss was mainly due to a decrease in negative gross margin of $344 and a decrease in operating expense by $77. The operating expense was $259 and $336 for the six months ended December 31, 2010 and December 31, 2009, respectively.  Despite the underutilization of the facilities, the improvement in the gross margin loss was mainly due to a decrease in the depreciation for leasehold improvement as a result of the  extension of the lease for the yard, as previously discussed.

Corporate

The (loss) / income from operations for corporate for the six months ended December 31, 2010 and 2009 were as follows:

	Six Months Ended December 31,
(Unaudited)	2010	2009
(Loss) income from operations	$(237)	$226

Corporate operating loss increased by $463 to a loss of $237 for the six months ended December 31, 2010, from an income of $226 in the same period of the last fiscal year.  The increase in operating loss was mainly due to an increase in  corporate stock option expenses of $536 for the six months ended December 31,2010. In the second quarter of fiscal 2011,we granted 100,000 shares of stock options pursuant to the 2007 Employee Plan and 150,000 shares of stocks options pursuant to the 2007 Director Plan. We did not grant any options for the six months ended December 31,2009.

Financial Condition

During the six months ended December 31, 2010, total assets decreased by $944, from $41,724 as at June 30, 2010 to $40,780 as at December 31, 2010. The decrease was primarily in short term deposits, accounts receivables, inventory, and investment in property development, which was partially offset by an increase in cash & cash equivalent, property, plant and equipment, prepayments, loans receivable from property development projects, investment in unconsolidated joint ventures, other assets and restricted cash.

At December 31, 2010, short term cash deposits were $388, reflecting a decrease of $2,326 from $2,714 as at June 30, 2010, primarily due to withdrawal of the short term deposits for the purchase of property, plant and equipment and for the incorporation of Tianjin entity.

At December 31, 2010, the accounts receivable balance decreased by $2,757 from $12,142 as at June 30, 2010 to $9,385, primarily due to the lower revenue in second quarter of fiscal 2011 as compared to first quarter of fiscal 2011 and the outstanding account receivable of the first quarter of fiscal 2011 has been received at the six months ended December, 2010. The rate of turnover of accounts receivables was 86 days at the end of the second quarter of fiscal 2011 compared with 80 days at fiscal year-end 2010.

Inventory at December 31, 2010 was $2,794, a decrease of $606, or 17.8%, compared to $3,400 at June 30, 2010. The decrease in inventory was mainly due to a decrease in the work in progress for the Singapore operation as a result of a market trend of lower manufacturing demand in the second quarter as compared to other quarters.   The turnover of inventory was 44 days at the end of the second quarter of fiscal 2011 compared with 43 days at fiscal year-end 2010.  The higher turnover was due to an increase in sales of finished goods and usage of raw materials in our manufacturing segment in the second quarter of fiscal year 2011 as compared to the previous quarters.

Investment in property development as at December 31, 2010 decreased by $887 to $0, compared to $887 at June 30, 2010.  The decrease in property development was due to payment being  received in the second quarter of fiscal year 2011.

Cash  was $5,307 as at December 31,2010, reflecting an  increase of $2,063 from $3,244 as at June 30, 2010, primarily due to  withdrawal of the short term deposits, but it was partially offset by payment for the capital expenditure and working capital.

Property, plant and equipment increased by $1,025, from $12,695 as at June 30, 2010 to $13,720 as at December 31, 2010. Capital expenditures were $1,616, which consisted of $1,222 for cash expenditures and $394 for capital leases, for the six months ended December 31, 2010, compared with $5,146 for the same period of the last fiscal year.  The increase was mainly for the purchase of machine and equipment of $1,131 by our Tianjin operations and of $490 by our Malaysian operations for its expansion plans to meet the requirements of our major customer. Total depreciation was $1,219 for the six months ended December 31, 2010, compared with $1,024 for the same period in the last fiscal year. The increase in depreciation expenses was mainly due to the additions in fixed assets in the Malaysia and Tianjin operations after the first quarter of fiscal 2010, which resulted in higher depreciation in the second quarter of fiscal 2011.

Prepaid expenses and other current assets were $482 as at December 31, 2010, an increase of $186 as compared to $296 as at June 30, 2010, primarily due to increased prepayments to suppliers in our Malaysia operations in the ordinary course of business and an increase in other current asset for the value added tax receivable in our Tianjin operation, which was partially offset by a decrease in prepayment of $49 in the Indonesia operation.

In the second quarter of fiscal 2011 the Company made a new investment under “investment in unconsolidated joint ventures” as at December 31, 2010, amounting to $755.  The increase in the investment of joint ventures was primarily due to the net investment in the joint venture of RMB 5,000, or approximately $755 based on the exchange rate as on December 31, 2010 published by the Monetary Authority of Singapore. There was no such investment in the same period of the prior fiscal year.

Other assets as at December 31, 2010 increased by $750 to $1,930, compared to $1,180 at June 30, 2010.  The increase in other assets was primarily due to the down payment for the purchase of fixed assets in the Tianjin and Malaysia operations,  rental deposit in Indonesia operation as well as deferred tax assets of $186 for the Chongqing operation.

Restricted cash as at December 31, 2010 increased by $179 to $2,426, compared to $2,247 at June 30, 2010.  It was mainly due to the foreign currency exchange difference.

Loan receivable from property development projects as at December 31, 2010 increased by $1,057 to $1,057, compared to $0 at June 30, 2010.  The increase in loan receivable from property development projects was primarily due to a loan receivable from property development projects of RMB 5,000 and RMB 2,000, or approximately $755 and $302 based on the exchange rate as on December 31, 2010 published by Monetary Authority of Singapore, from Jiasheng and Jianghuai, respectively.

Liquidity Comparison

Net cash provided by operating activities increased by $3,960 to $3,346 for the six months ended December 31, 2010 from an outflow of $614 in the same period of the last fiscal year. The increase in net cash provided by operating activities was primarily due to a cash inflow of $3,029 from accounts receivable and an increase of $2,020 in net income, which was partially offset by an increase of $5,075 in cash outflow from accounts payable. In addition, there was cash inflow of $909 received by the real estate operation for the final payment towards the investment in project B-48 Phase-1, as previously discussed.

Net cash used in investing activities decreased by $2,593, to $539 for the six months ended December 31, 2010 from an outflow of $3,132 for the same period of the last fiscal year.  The decrease in cash used in investing activities was primarily due to a decrease of $2,652 in capital expenditures, which was mainly due to PT SHI Indonesia incurring significant capital expenditure as a newly acquired subsidiary for the six months ended December 31, 2009.  An increase of $1,927 in the proceeds from unrestricted and restricted term deposits upon maturity also contributed to the overall decrease of the cash outflow, which was partially offset by an increase of investment in joint ventures of $755 and loan receivables of $1,057 by the real estate operation in the second quarter of fiscal 2011.

Net cash used in financing activities for the six months ended December 31, 2010 was $864, representing a decrease of $2,917 compared to net cash inflow of $2,053 during the six months ended December 31 2010. The decrease was mainly due to a decrease of $2,498 from net proceeds from net borrowings on bank loans and capital leases and a decrease of $554 in net payment of lines of credit, which was partially offset by proceeds of $135 from exercise of stock options.   In the same period of last fiscal year, our Malaysia operation obtained a long-term loan of RM 9,625, or approximately $2,733, offered by a financial institution in Malaysia for the purpose of purchase of building for its testing operations in Petaling Jaya, Kuala Lumpur, Malaysia.

We believe we have the necessary financial resources to meet our projected cash requirements for at least the next twelve months.

Critical Accounting Estimates & Policies

Beside the accounting policy on revenue recognition disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the most recent Annual Report on Form 10-K we adopted the joint venture, equity method, loan receivable and interest income in the second quarter of fiscal year 2011.

Joint Venture - The Company analyzes its investments in joint ventures to determine if the joint venture is a variable interest entity (a “VIE”) and would require consolidation. The Company (a) evaluates the sufficiency of the total equity at risk, (b) reviews the voting rights and decision-making authority of the equity investment holders as a group, and whether there are any guaranteed returns, protection against losses, or capping of residual returns within the group and (c) establish whether activities within the venture are on behalf of an investor with disproportionately few voting rights in making this VIE determination. The Company would consolidate a venture that is determined to be a VIE if it was the primary beneficiary. Beginning January 1, 2010, a new accounting standard became effective and changed the method by which the primary beneficiary of a VIE is determined a primarily qualitative approach whereby the variable interest holder, if any, has the power to direct the VIE’s most significant activities and is the primary beneficiary. To the extent that the joint venture does not qualify as VIE, the Company further assess the existence of a controlling financial interest under a voting interest model to determine whether the venture should be consolidated.

Equity Method - The Company analyzes its investments in joint ventures to determine if the joint venture should be accounted for using the equity method. The management evaluates both Common Stock and in-substance Common Stock whether they give the Company the ability to exercise significant influence over operating and financial policies of the joint venture even though the Company holds less than 50% of the Common Stock and in-substance Common Stock. The net income of the joint venture will be reported as “Equity in earnings of unconsolidated joint ventures, net of tax” in the Company’s condensed consolidated statements of operations and comprehensive income.

Loan Receivables - The loan receivables are classified as current assets carried at face value and are individually evaluated for impairment.  The allowance for loan losses reflects management’s best estimate of probable losses determined principally on the basis of historical experience and specific allowances for known loan accounts. All loans or portions thereof deemed to be uncollectible or to require an excessive collection cost are written off to the allowance for losses.

Interest Income - Interest income on loans is recognized on an accrual basis. Discounts and premiums on loans are amortized to income using the interest method over the remaining period to contractual maturity. The amortization of discounts into income is discontinued on loans that are contractually 90 days past due or when collection of interest appears doubtful.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2010, the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective at a reasonable level.

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

Item 1A.       Risk Factors

Not applicable

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

Malaysia and Singapore regulations prohibit the payment of dividends if the Company does not have sufficient retained earnings and tax credit. In addition, the payment of dividends can only be made after making deductions for income tax pursuant to the regulations. Furthermore, the cash movements from the Company’s 55% owned Malaysian subsidiary to overseas are restricted and must be authorized by the Central Bank of Malaysia. California law also prohibits the payment of dividends if the Company does not have sufficient retained earnings or cannot meet certain asset to liability ratios.

Item 3.          Defaults Upon Senior Securities

Not applicable.

Item 4.          Removed and Reserved

Not applicable.

Item 5.          Other Information

Not applicable.

Item 6.          Exhibits

10.80	Joint venture agreement, dated December 1, 2010 between Trio-Tech (Chongqing) Co. Ltd. and JiaSheng Property Development Co., Ltd. to incorporate Chong Qing Jun Zhou Zhi Ye Co. Ltd.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer of Registrant

31.2	Rule 13a-14(a) Certification of Principal Financial Officer of Registrant

32	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIO-TECH INTERNATIONAL
By:	/s/ Victor H.M. Ting VICTOR H.M. TING Vice President and Chief Financial Officer (Principal Financial Officer) Dated: February 18, 2011