Form 10-Q
period 2011-03-31
TRIO TECH INTERNATIONAL
filed 2011-05-16
CIK 732026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

As of May 11, 2011, there were 3,321,055 shares of the issuer’s Common Stock, no par value, outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	March 31, 2011	June 30, 2010
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash & cash equivalent	$4,645	$3,244
Short-term deposits	597	2,714
Trade accounts receivable, less allowance for doubtful accounts of $46 and $91	5,914	12,142
Other receivables	275	778
Loan receivables from property development projects	1,068	--
Inventories, less provision for obsolete inventory of $916 and $907	2,469	3,400
Investment in property development	--	887
Prepaid expenses and other current assets	421	296
Assets held for sale	137	--
Total current assets	15,526	23,461

INVESTMENT IN UNCONSOLIDATED JOINT VENTURE	755	--
INVESTMENT PROPERTY IN CHINA, Net	1,238	2,141
PROPERTY, PLANT AND EQUIPMENT, Net	14,277	12,695
OTHER ASSETS	1,848	1,180
RESTRICTED TERM DEPOSITS	3,472	2,247
TOTAL ASSETS	$37,116	$41,724

LIABILITIES
CURRENT LIABILITIES:
Lines of credit	$1,245	$2,532
Accounts payable	2,136	7,968
Accrued expenses	2,735	3,419
Income taxes payable	678	342
Current portion of bank loans payable	217	478
Current portion of capital leases	144	57
Total current liabilities	7,155	14,796

BANK LOANS PAYABLE, net of current portion	2,726	2,566
CAPITAL LEASES, net of current portion	309	--
DEFERRED TAX LIABILITIES	681	718
OTHER NON-CURRENT LIABILITIES	484	569
TOTAL LIABILITIES	$11,355	$18,649
COMMITMENT AND CONTINGENCIES	--	--

EQUITY
TRIO-TECH INTERNATIONAL’S SHAREHOLDERS' EQUITY:
Common stock, no par value, 15,000,000 shares authorized; 3,318,805 and 3, 227,430 shares issued and outstanding as at March 31, 2011, and June 30, 2010, respectively	$10,527	$10,365
Paid-in capital	2,183	1,597
Accumulated retained earnings	6,702	6,486
Accumulated other comprehensive gain-translation adjustments	3,229	1,818
Total Trio-Tech International shareholders' equity	22,641	20,266
NON-CONTROLLING INTEREST	3,120	2,809
TOTAL EQUITY	$25,761	$23,075
TOTAL LIABILITIES AND EQUITY	$37,116	$41,724

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
UNAUDITED (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

	Nine Months Ended		Three Months Ended
	Mar. 31,	Mar. 31,	Mar. 31,	Mar. 31,
	2011	2010	2011	2010
Revenue
Products	$17,344	$14,628	$2,650	$7,627
Testing Services	9,659	8,104	2,992	2,854
Fabrication Services	396	805	138	101
Others	1,008	517	49	189
	28,407	24,054	5,829	10,771
Cost of Sales
Cost of products sold	14,784	12,546	2,242	6,475
Cost of testing services rendered	5,823	5,718	1,948	1,945
Cost of fabrication services rendered	594	1,447	191	254
Others	167	117	39	46
	21,368	19,828	4,420	8,720

Gross Margin	7,039	4,226	1,409	2,051

Operating Expenses / (Gains):
General and administrative	6,131	4,661	1,997	1,657
Selling	364	410	115	183
Research and development	175	29	59	9
Gain on disposal of property, plant and equipment	(146)	(5)	(153)	(4)
Total operating expenses	6,524	5,095	2,018	1,845

Income / (Loss) from Operations	515	(869)	(609)	206

Other Income / (Expenses)
Interest expenses	(173)	(123)	(54)	(49)
Other income, net	430	159	287	24
Total other income / (expenses)	257	36	233	(25)

Income / (Loss) from Continuing Operations before Income Taxes	772	(833)	(376)	181

Income Tax Expenses	(195)	(50)	(37)	(78)

Income / (Loss) from continuing operations before non-controlling interest, net of tax	577	(883)	(413)	103

Other Operating Activities
Equity in loss of unconsolidated joint venture, net of tax	(7)	--	(7)	--

Discontinued Operations (Note 18)
(Loss) / income from discontinued operations, net of tax	(2)	(32)	--	14
NET INCOME / (LOSS)	568	(915)	(420)	117

Less: net income / (loss) attributable to the non-controlling interest	352	(143)	42	98
Net Income / (Loss) Attributable to Trio-Tech International Common Shareholder	$216	$(772)	$(462)	$19

Amounts Attributable to Trio-Tech International Common Shareholders:
Income / (loss) from continuing operations, net of tax	218	(740)	(462)	5
(Loss) / income from discontinued operations, net of tax	(2)	(32)	--	14
Net Income / (Loss) Attributable to Trio-Tech International Common Shareholders	$216	$(772)	$(462)	$19

Comprehensive Income / (Loss) Attributable to Trio-Tech International Common Shareholders:

Net income / (loss)	568	(915)	(420)	117
Foreign currency translation, net of tax	1,370	673	299	335
Comprehensive Income / (Loss)	1,938	(242)	(121)	452
Less: Comprehensive income / (loss) attributable to the non-controlling interest	311	31	211	229
Comprehensive Income / (Loss) Attributable to Trio-Tech International Common Shareholders	$1,627	$(273)	$(332)	$223

Basic Earnings / (Loss) per Share:
Basic earnings / (loss) per share from continuing operations attributable to Trio-Tech International	$0.07	$(0.23)	$(0.14)	$--
Basic (loss) / earnings per share from discontinued operations attributable to Trio-Tech International	$--	$(0.01)	$--	$0.01
Basic Earnings / (Loss) per Share from Net Income/(Loss) Attributable to Trio-Tech International	$0.07	$(0.24)	$(0.14)	$0.01

Diluted Earnings / (Loss) per Share:
Diluted earnings / (loss) per share from continuing operations attributable to Trio-Tech International	$0.06	$(0.23)	$(0.14)	$--
Diluted (loss)/earnings per share from discontinued operations attributable to Trio-Tech International	$--	$(0.01)	$--	$0.01
Diluted Earnings / (Loss) per Share from Net Income
Income/(Loss) Attributable to Trio-Tech International	$0.06	$(0.24)	$(0.14)	$0.01

Weighted average number of common shares outstanding
basic	3,277	3,227	3,301	3,227
Dilutive effect of stock options	114	--	--	--
Number of shares used to compute earnings per share -- diluted	3,391	3,227	3,301	3,227

See notes to the condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(IN THOUSANDS)

	Common Stock			Additional Paid-in	Accumulated Retained	Accumulated Other Comprehensive	Non- Controlling
	Shares	Amount		Capital	Earnings	Income	Interest	Total
		$		$	$	$	$	$
Balance at June 30, 2009	3,227		10,365	$1,446	6,859	1,194	2,918		22,782

Stock option expenses				151					151
Net loss					(373)		(219)		(592)
Translation adjustment						624	110		734

Balance at June 30, 2010	3,227		10,365	1,597	6,486	1,818	2,809		23,075

Cash received from stock options exercised	92		162						162
Stock Option expenses				586					586
Net income					216		352		568
Translation adjustment						1,411	(41)		1,370

Balance at March 31, 2011	3,319		10,527	2,183	6,702	3,229	3,120		25,761

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)
	Nine Months Ended
	March 31,	March 31,
	2011	2010
Cash Flow from Operating Activities	(Unaudited)	(Unaudited)
Net income / (loss)	$568	$(915)
Adjustments to reconcile net income / (loss) to net cash flow provided by operating activities
Depreciation and amortization	1,929	1,600
Bad debt (recovery) / expense, net	(51)	202
Inventory provision	47	71
Warranty (recovery) / expense, net	(14)	-
Accrued interest expense, net of interest income	158	59
Gain on sale of property-continued operations	(146)	(5)
Investment income	-	379
Stock compensation	586	127
Deferred tax provision	(96)	62
Changes in operating assets and liabilities, net of acquisition effects
Accounts receivables	6,518	(5,284)
Other receivables	553	(289)
Other assets	(610)	629
Inventories	1,179	(368)
Prepaid expenses and other current assets	(112)	240
Investment in property development	919	(558)
Accounts payable and accrued liabilities	(6,910)	3,818
Income tax payable	305	4
Other non-current liabilities	(103)	(34)
Net cash provided by (used in) operating activities	4,720	(262)

Cash Flow from Investing Activities
Loss in equity of unconsolidated joint venture	(7)	-
Proceeds from unrestricted and restricted term deposits, net	1,317	268
Loan receivables from property development projects	(1,068)	-
Investment in unconsolidated joint venture	(748)	-
Prepayment from other assets	-	(1,347)
Additions to property, plant and equipment	(2,149)	(4,138)
Acquisition of PT SHI Indonesia, net of cash acquired	-	225
Proceeds from disposal of investment property	1,026	-
Proceeds from disposal of property, plant and equipment	57	5
Net cash used in investing activities	(1,572)	(4,987)

Cash Flow from Financing Activities
(Repayment) / borrowing on lines of credit, net	(1,373)	1,213
Repayment of bank loans and capital leases	(569)	(1,021)
Proceeds from long-term bank loans	-	2,438
Proceeds from stock options exercised	162	-
Net cash (used in) provided by financing activities	(1,780)	2,630

Effect of Changes in Exchange Rate	33	192

NET INCREASE (DECREASE) IN CASH	1,401	(2,427)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,244	6,037
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,645	$3,610

Supplementary Information of Cash Flows
Cash paid during the period for:
Interest	$149	$128
Income taxes	$172	$8

Non-Cash Transactions
Capital lease of property, plant and equipment	$497	$-

See notes to the condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (IN THOUSANDS, EXCEPT PER SHARE AND NUMBER OF SHARES)

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

	Ownership	Location

Express Test Corporation (Dormant)	100%	Van Nuys, California
Trio-Tech Reliability Services (Dormant)	100%	Van Nuys, California
KTS Incorporated, dba Universal Systems (Dormant)	100%	Van Nuys, California
European Electronic Test Centre (Operation ceased on November 1, 2005)	100%	Dublin, Ireland
Trio-Tech International Pte. Ltd.	100%	Singapore
Universal (Far East) Pte. Ltd. *	100%	Singapore
Trio-Tech International (Thailand) Co. Ltd.*	100%	Bangkok, Thailand
Trio-Tech (Bangkok) Co. Ltd. (49% owned by Trio-Tech International Pte. Ltd. and 51% owned by Trio-Tech International (Thailand) Co. Ltd.)	100%	Bangkok, Thailand
Trio-Tech (Malaysia) Sdn. Bhd. (55% owned by Trio-Tech International Pte. Ltd.)	55%	Penang and Selangor, Malaysia
Trio-Tech (Kuala Lumpur) Sdn. Bhd. (100% owned by Trio-Tech Malaysia Sdn. Bhd.)	55%	Selangor, Malaysia
Prestal Enterprise Sdn. Bhd. (76% owned by Trio-Tech International Pte. Ltd.)	76%	Selangor, Malaysia
Trio-Tech (Suzhou) Co. Ltd. *	100%	Suzhou, China
Trio-Tech (Shanghai) Co. Ltd. * (Operation ceased on January 1, 2010)	100%	Shanghai, China
Trio-Tech (Chongqing) Co. Ltd. *	100%	Chongqing, China
SHI International Pte. Ltd. (55% owned by Trio-Tech International Pte. Ltd.)	55%	Singapore
PT SHI Indonesia (100% owned by SHI International Pte. Ltd)	55%	Batam, Indonesia
Trio-Tech (Tianjin) Co. Ltd. *	100%	Tianjin, China
Chong Qing Jun Zhou Zhi Ye Co. Ltd (10% owned by Trio-Tech (Chongqing) Co. Ltd.)	10%	Chongqing, China

* 100% owned by Trio-Tech International Pte. Ltd.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  All significant inter-company accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements are presented in U.S. dollars.  The accompanying condensed consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.  Operating results for the nine months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2011.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the fiscal year ended June 30, 2010.

All dollar amounts in the financial statements and in the notes herein are U.S. dollars (‘‘U.S. $’’) unless otherwise designated.

Reclassification- certain reclassifications have been made to the financial statements for the period ending March 31, 2010 to conform to the presentation for the period ending March 31, 2011, with no effect on previously reported net income.

New Accounting Policy:

Joint Venture - The Company analyzes its investments in joint ventures to determine if the joint venture is a variable interest entity (a “VIE”) and would require consolidation. The Company (a) evaluates the sufficiency of the total equity at risk, (b) reviews the voting rights and decision-making authority of the equity investment holders as a group, and whether there are any guaranteed returns, protection against losses, or capping of residual returns within the group and (c) establish whether activities within the venture are on behalf of an investor with disproportionately few voting rights in making this VIE determination. The Company would consolidate a venture that is determined to be a VIE if it was the primary beneficiary. Beginning January 1, 2010, a new accounting standard became effective and changed the method by which the primary beneficiary of a VIE is determined a primarily qualitative approach whereby the variable interest holder, if any, has the power to direct the VIE’s most significant activities and is the primary beneficiary. To the extent that the joint venture does not qualify as VIE, the Company further assesses the existence of a controlling financial interest under a voting interest model to determine whether the venture should be consolidated.

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

2.   ACQUISITION OF PT SHI INDONESIA, BATAM, INDONESIA

On July 1, 2009, SHI International Pte. Ltd., a 55% owned subsidiary of the Company, consummated the acquisition of a 100% interest in PT SHI Indonesia, pursuant to the Share Purchase Agreement dated April 7, 2009. PT SHI Indonesia is an Indonesia–based enterprise providing fabrication of large and complex structures employed to process oil and gas and for temporary storage of the oil prior to transshipment, and related services for the offshore oil and gas industries. The Company’s objective for acquiring this business was to diversify its business, reduce the risk associated with sole industry focus, and enhance the Company’s future growth opportunities. Beginning on July 1, 2009, the operating results of this subsidiary were included in the consolidated statements of the Company and represent the Company’s segment “fabrication services.” This acquisition transaction was not considered significant to the Company.

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

The contingent note payable of $103 was related to agreements to pay additional amounts based on achievement of certain performance measures after the acquisition date. The excess purchase price over the fair value of net assets acquired was recorded as goodwill. Goodwill is not amortized, but evaluated for impairment annually or whenever events or changes in circumstances indicate that the value of a certain asset may be impaired. The Company performed an assessment of the carrying value of its goodwill balance during the preparation of the Form 10-K report for fiscal year 2010 in accordance with ASC Topic 350, Intangibles-Goodwill and Other. As a result of the test, the Company concluded that the carrying amount of its fabrication services segment exceeded its fair value, and the goodwill of approximately $432 was fully impaired in fiscal year 2010. As management determined that the goodwill only belonged to the Company on the acquisition date, the goodwill was not recorded by the non-controlling interest, which controls 45% of the equity of the Company’s Indonesia operation. Therefore, the impairment loss of goodwill in fiscal year 2010 was not allocated to the non-controlling interest.

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

In April 2010, the FASB issued ASU No. 2010-13, Compensation—Stock Compensation (ASC Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in which the Underlying Equity Security Trades. This ASU codifies the consensus reached in EITF Issue No. 09-J, Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in which the Underlying Equity Security Trades. The amendments to the codification clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. This is effective for financial years beginning after December 15, 2010, which is the fiscal year beginning July 1, 2011 for the Company. The adoption of this update is not expected to have any material impact on our results of operations or financial position.

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

4.   INVENTORIES

Inventories consisted of the following:
	Mar. 31,
	2011	June 30,
	(Unaudited)	2010

Raw materials	$1,206	$1,185
Work in progress	1,534	2,770
Finished goods	280	288
Less: provision for obsolete inventory	(916)	(907)
Currency translation effect	365	64
	$2,469	$3,400

 The following table represents the changes in provision for obsolete inventory:
	Mar. 31,
	2011	June 30,
	(Unaudited)	2010
Beginning	$907	$718
Additions charged to expenses	47	253
Usage - Disposition	(107)	(82)
Currency translation effect	69	18
Ending	$916	$907

5.   STOCK OPTIONS

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

Assumptions

The fair value for these options granted was estimated using the Black-Scholes option pricing model with the following weighted average assumptions, assuming no expected dividends:
	Nine Months Ended March 31,	Year Ended June 30,
	2011	2010

Expected volatility	112.24 - 122.07%	107.18 - 145.18%
Risk-free interest rate	0.66 – 1.06%	1.27 – 2.48%
Expected life (years)	2.00 - 3.25	2.00 - 3.25

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

2007 Employee Stock Option Plan

The Company’s 2007 Employee Stock Option Plan (the “2007 Employee Plan”), which is shareholder-approved, permits the grant of stock options to its employees covering up to an aggregate of 600,000 shares of Common Stock.  Under the 2007 Employee Plan, all options must be granted with an exercise price of not less than “fair market value” as of the grant date and the options granted should be exercisable within a maximum of ten years after the date of grant, or such lesser period of time as is set forth in the stock option agreements. The options may be exercisable (a) immediately as of the effective date of the stock option agreement granting the option, or (b) in accordance with a schedule related to the date of the grant of the option, the date of first employment, or such other date as may be set by the Compensation Committee.  Generally, options granted under the 2007 Employee Plan are exercisable within five years after the date of grant, and vest over the period as follows: 25% vesting on the grant date and the remaining balance vesting in equal installments on the next three succeeding anniversaries of the grant date.  The share-based compensation will be recognized in terms of the grade method over the vesting period. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the 2007 Employee Plan).

Pursuant to the 2007 Employee Plan, stock options covering a total of 100,000 shares of the Company’s Common Stock were granted to certain officers and employees on December 14, 2010 with an exercise price equal to the fair market value of the Company’s Common Stock (as defined under the 2007 Employee Plan in conformity with Regulation 409A of the Internal Revenue Code of 1986, as amended) at the date of grant.  These options vest over the period as follows: 25% vesting on the grant date, and the balance vesting in equal installments on the next three succeeding anniversaries of the grant date.  The fair market value as of March 31, 2011 of the options to purchase 100,000 shares of the Company’s Common Stock was approximately $316 based on the fair value of $3.16 per share determined by using the Black Scholes option pricing model.

The Company recognized stock-based compensation expense of approximately $181 in the nine months ended March 31, 2011 under the 2007 Employee Plan.  Unamortized stock-based compensation of $212 based on fair value on the grant date related to options granted under the 2007 Employee Plan is expected to be recognized over a period of four years.

The Company did not grant any options pursuant to the 2007 Employee Plan during the nine months ended March 31, 2010. The Company recognized stock-based compensation expenses of $127 in the nine months ended March 31, 2010 under the 2007 Employee Plan.  As of March 31, 2010, the balance of unamortized stock-based compensation of $105 based on fair value on the grant date related to options granted under the 2007 Employee Plan was expected to be recognized over a period of two years.

As of March 31, 2011, there were vested employee stock options covering a total of 114,125 shares of Common Stock. The weighted-average exercise price was $5.81 and the weighted average remaining contractual term was 2.78 years. The total intrinsic value of vested employee stock options during the nine month period ended March 31, 2011 was $65. A summary of option activities under the 2007 Employee Plan during the nine month period ended March 31, 2011 is presented as follows:

		Weighted- Average	Weighted - Average Remaining	Aggregate
	Options	Exercise Price	Contractual Term (Years)	Intrinsic Value

Outstanding at July 1, 2010	274,000	$3.32	3.48	$409
Granted	100,000	4.35	4.71	-
Exercised	(76,375)	1.77	-	344
Forfeited or expired	(3,500)	1.89	-	-
Outstanding at March 31, 2011	294,125	$4.08	3.31	$358
Exercisable at March 31, 2011	114,125	$5.81	2. 78	$65

The fair value of the 76,375 options exercised was $344.  Cash received from options exercised during the nine months ended March 31, 2011 was approximately $135.

A summary of the status of the Company’s non-vested employee stock options during the nine months ended March 31, 2011 is presented below:
		Weighted-Average Grant-Date
	Options	Fair Value

Non-vested at July 1, 2010	127,125	$4.83
Granted	100,000	3.16
Vested	(43,625)	3.59
Forfeited	(3,500)	2.07
Non-vested at March 31, 2011	180,000	$4.26

2007 Directors Equity Incentive Plan

The 2007 Directors Equity Incentive Plan (the “2007 Directors Plan”), which is shareholder-approved, permits the grant of options covering up to an aggregate of 400,000 shares of Common Stock to its duly elected non-employee directors in the form of non-qualified options covering and restricted stock. The exercise price of the non-qualified options is 100% of the fair market value of the underlying shares on the grant date.  The options have five-year contractual terms and are generally exercisable immediately as of the grant date.

Pursuant to the 2007 Directors Plan, 150,000 shares of stock options were granted to our directors in the second quarter of fiscal 2011 with an exercise price equal to the fair market value of our Common Stock (as defined under the 2007 Directors Plan in conformity with Regulation 409A or the Internal Revenue Code of 1986, as amended) at the date of grant.  The fair market value as of March 31, 2011 of the options to purchase 100,000 shares of the Company's Common Stock was approximately $405 based on the fair value of $2.70 per share determined by the Black Scholes option pricing model.  15,000 shares of stock options were exercised during the nine month period ended March 31, 2011.  The Company recognized stock-based compensation expense of $405 in the nine month period ended March 31, 2011 under the 2007 Directors Plan.

During the nine months ended March 31, 2010, the Company did not grant any options pursuant to the 2007 Directors Plan and no stock-based compensation expense was recognized.

The total intrinsic value of directors’ stock options during the nine months ended March 31, 2011 was $225.  A summary of option activities under the 2007 Directors Plan during the nine months ended March 31, 2011 is presented as follows:

	Options	Weighted- Average Exercise Price	Weighted - Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2010	200,000	$5.00	3.40	170
Granted	150,000	4.35	4.71	-
Exercised	(15,000)	1.72	-	-
Forfeited or expired	-	-	-	-
Outstanding at March 31, 2011	335,000	$4.86	3.41	$225
Exercisable at March 31, 2011	335,000	$4.86	3.41	$225

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

Options to purchase 629,125 shares of Common Stock at exercise prices ranging from $1.72 to $9.57 per share as of March 31, 2011 were excluded in the computation of diluted EPS because their effect would have been anti-dilutive.

Options to purchase 474,000 shares of Common Stock at exercise prices ranging from $1.72 to $9.57 per shares as of March 31, 2010 were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted EPS for the periods presented herein:

	Nine Months Ended		Three Months Ended
	Mar. 31,	Mar. 31,	Mar. 31,	Mar. 31,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Income / (loss) attributable to Trio-Tech International common shareholders from continuing operations, net of tax	$218	$(740)	$(462)	$5
Loss attributable to Trio-Tech International common shareholders from discontinued operations, net of tax	(2)	(32)	-	14
Net income / (loss) attributable to Trio-Tech International common shareholders	$216	$(772)	$(462)	$19

Basic earnings / (loss) per share from continuing operations attributable to Trio-Tech International	$0.07	$(0.23)	$(0.14)	$-

Basic earnings/(loss) per share from discontinued operations attributable to Trio-Tech International	-	(0.01)	-	0.01
Basic earnings / (loss) per share from net income / (loss) attributable to Trio-Tech International	$0.07	$(0.24)	$(0.14)	$0.01

Diluted earnings / (loss) per share from continuing operations attributable to Trio-Tech International	$0.06	$(0.23)	$(0.14)	$-
Diluted earnings/(loss) per share from discontinued operations attributable to Trio-Tech International	-	(0.01)	-	0.01
Diluted earnings / (loss) per share from net income / (loss) attributable to Trio-Tech International	$0.06	$(0.24)	$(0.14)	$0.01

Weighted average number of common shares outstanding – basic	3,277	3,227	3,301	3,227

Dilutive effect of stock options	114	-	-	-
Number of shares used to compute earnings per share – diluted	3,391	3,227	3301	3,227

7.   ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable consists of customer obligations due under normal trade terms. Although management generally does not require collateral, letters of credit may be required from customers in certain circumstances. Management periodically performs credit evaluations of customers’ financial conditions.

Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. Management includes any accounts receivable balances that are determined to be uncollectible in the allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  Based on the information available to us, management believed the allowance for doubtful accounts as of March 31, 2011 and June 30, 2010 was adequate.

The following table represents the changes in the allowance for doubtful accounts:
	Mar. 31,
	2011	June 30,
	(Unaudited)	2010
Beginning	$91	$165
Additions charged to expenses	52	38
Recovered	(103)	(116)
Currency translation effect	6	4
Ending	$46	$91

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
	Mar. 31,
	2011	June 30,
	(Unaudited)	2010
Beginning	$113	$49
Additions charged to cost and expenses	50	110
Recovered	(64)	(9)
Actual usage	(62)	(39)
Currency translation effect	7	2
Ending	$44	$113

9.  INCOME TAX

The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of ASC Topic 740 Income Tax. The income tax expenses were $195 for the nine months and $37 for the three months ended March 31, 2011 as compared to income tax expenses of $50 for the nine months and $78 for the three months ended March 31, 2010.

The Company accrues penalties and interest related to unrecognized tax benefits when necessary as a component of penalties and interest expenses, respectively.  The Company had not accrued any penalties or interest expenses relating to unrecognized benefits at March 31, 2011 and June 30, 2010.

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

The Company did not recognize any income tax benefit according to the provisions of ASC Topic 740 Income Tax during the third quarter of fiscal 2011.

10.   INVESTMENT IN PROPERTY DEVELOPMENT

The following table presents the Company’s investment in property development in China as of March 31, 2011. The exchange rate is based on the exchange rate as on March 31, 2011 published by the Monetary Authority of Singapore.

	Investment Date	Investment Amount	Investment Amount
		(RMB)	(U.S. Dollars)
Investment in developments - JiaSheng	08/27/2007	10,000	1,526
Investment in developments - JiaSheng	12/17/2007	5,000	763
Return of investment in developments - JiaSheng	06/26/2008	(5,000)	(763)
Return of investment in developments - JiaSheng	10/23/2008	(1,988)	(303)
Return of investment in developments - JiaSheng	11/20/2009	(1,988)	(303)
Return of investment in developments - JiaSheng	11/03/2010	(2,651)	(405)
Return of investment in developments - JiaSheng	11/08/2010	(723)	(110)
Return of investment in developments - JiaSheng	11/09/2010	(301)	(46)
Return of investment in developments - JiaSheng	11/10/2010	(1,807)	(276)
Return of investment in developments - JiaSheng	11/12/2010	(542)	(83)
Total: Investment in property developments – Jia Sheng (project B-48 Phase 1)		-	-

On August 27, 2007, Trio-Tech (Chongqing) Co. Ltd. (“TTCQ”) entered into a Memorandum Agreement with JiaSheng Property Development Co., Ltd. (“JiaSheng”) to invest in a piece of property (project B-48 phase 1) with 24.91 acres owned and developed by JiaSheng located in Chongqing City, China, which was intended for sale after the completion of development.  Pursuant to the signed agreement, TTCQ invested RMB 10,000, equivalent to approximately $1,526 based on the exchange rate as on March 31, 2011 published by the Monetary Authority of Singapore. The agreement guarantees the Company a return on its investment.

On December 17, 2007, TTCQ invested an additional RMB 5,000, approximately $763 based on the exchange rate as on March 31, 2011 published by the Monetary Authority of Singapore, to increase the square meters of the buildings specified in the original Memorandum Agreement dated August 27, 2007 by 9,885 square meters, which was approved by the Chinese District Zoning Regulation Bureau.

In the fourth quarter of fiscal 2008, the investment of RMB 5,000, approximately $763 based on the exchange rate as on March 31, 2011 published by the Monetary Authority of Singapore, was returned to the Company, which reduced the investment in this project to RMB 10,000, or approximately $1,526. The Company also recorded a return on investment of RMB 750, approximately $112, in investment income in the fourth quarter of fiscal 2008.

In October 2008, TTCQ received the second return of investment principal of RMB 1,988, or $303 based on the exchange rate as on March 31, 2011 published by the Monetary Authority of Singapore, and investment income of RMB 1,312, or approximately $196 based on the average exchange rate for the nine months ended March 31, 2011 published by the Monetary Authority of Singapore, from JiaSheng against the purchase of property from JiaSheng.  The investment income was part of the return of investment based on the investment amount of RMB 10,000, or approximately $1,526.

In the second quarter of fiscal 2010, TTCQ received the third return of investment principal of RMB 1,988, or approximately $303 based on the exchange rate as of March 31, 2011 published by the Monetary Authority of Singapore, and investment income of RMB 1,312, or approximately $196 based on the average exchange rate for the nine months ended March 31, 2011 published by the Monetary Authority of Singapore, from JiaSheng. The investment income was part of the return of investment based on the total investment amount of RMB 10,000, or approximately $1,526.

In January 2010, the Company entered into a Memorandum of Agreement with JiaSheng to extend the agreement on August 27, 2007. The agreement was extended to April 25, 2010 for a consideration of RMB 1,250, or approximately $186 based on the average exchange rate for the nine months ended March 31, 2011 published by the Monetary Authority of Singapore.  The Company received the consideration of RMB 625, approximately $93, in January 2010 and received the balance of RMB 625, or approximately $93, in May 2010, based on the average exchange rate for the nine months ended March 31, 2011 published by the Monetary Authority of Singapore. The amount received was recorded as investment income in the relevant period.

In April 2010, the agreement was further extended to October 31, 2010 for an additional consideration of RMB 1,250, or approximately $186 based on the average exchange rate for the nine months ended March 31, 2011 published by the Monetary Authority of Singapore.  In August 2010, JiaSheng paid RMB 625, or approximately $93, and paid the balance of RMB 625, or approximately $93, in the second quarter of fiscal 2011, based on the average exchange rate for the nine months ended March 31, 2011 published by the Monetary Authority of Singapore. The amount received was recorded as investment income in the relevant period.

In the second quarter of fiscal 2011 TTCQ received RMB 6,024, or approximately $920 based on the exchange rate as of March 31, 2011 published by the Monetary Authority of Singapore, as a full and final payment towards the investment pursuant to the Memorandum Agreement entered with Jiasheng on August 27, 2007 and extended to October 31, 2010.   In addition, a return on investment of RMB 3,976, or approximately $595 based on the exchange rate as of March 31, 2011 published by the Monetary Authority of Singapore, was received by TTCQ and recorded as investment income in the relevant period.

11.   LOAN RECEIVABLE FROM PROPERTY DEVELOPMENT PROJECTS

The following table presents the Company’s loan receivable from property development projects in China as of March 31, 2011. The exchange rate is based on the date published by the Monetary Authority of Singapore as on March 31, 2011.

	Loan Date	Loan Amount	Loan Amount
		(RMB)	(U.S. Dollars)
Investment in JiaSheng (Project B-48 Phase 2)	11/1/2010	5,000	763
Investment in JiangHuai (Project - Yu Jin Jiang An )	11/1/2010	2,000	305
Net loan receivable from property development projects		7,000	1,068

On November 1, 2010, TTCQ entered into a new Memorandum Agreement with JiaSheng to invest in their property development projects (Project B-48 Phase 2) located in Chongqing City, China. Due to the short term nature of the investment, the amount was classified as a loan based on ASC Topic 310-10-25 Receivables, amounting to RMB 5,000, equivalent to approximately $763 based on the exchange rate as of March 31, 2011 published by the Monetary Authority of Singapore. The agreement guaranteed the Company an income of RMB 1,250, or approximately $187 based on the exchange rate as of March 31, 2011 published by the Monetary Authority of Singapore, payable in four installments of RMB 313, or approximately $47.  The amount is unsecured and repayable at the end of one year.  The book value of the loan receivable approximates its fair value. In the third quarter of fiscal 2011, TTCQ recorded other income of RMB 521, or approximately $78 from JiaSheng, based on the average exchange rate for the nine months ended March 31, 2011 published by the Monetary Authority of Singapore.

On November 1, 2010, TTCQ entered into a new Memorandum Agreement with JiangHuai Property Development Co. Ltd. (“JiangHuai”) to invest in their property development projects (Project - Yu Jin Jiang An) located in Chongqing City, China. Due to the short term nature of the investment, the amount was classified as a loan based on ASC Topic 310-10-25 Receivables, amounting to RMB 2,000, equivalent to approximately $305 based on the exchange rate on March 31, 2011 published by the Monetary Authority of Singapore. The agreement guaranteed the Company an income of RMB 400, or approximately $60 based on the exchange rate as of March 31, 2011 published by the Monetary Authority of Singapore, payable in 12 installments of RMB 33, or approximately $5. The amount is secured by the underlying property and repayable at the end of one year.  The book value of the loan receivable approximates its fair value. In the third quarter of fiscal 2011, TTCQ recorded other income of RMB 167, or approximately $25 from JiangHuai, based on the average exchange rate for the nine months ended March 31, 2011 published by the Monetary Authority of Singapore.

12.   INVESTMENT PROPERTY IN CHINA

The following table presents the Company’s investment in the property in China as of March 31, 2011. The exchange rate is based on the exchange rate as of March 31, 2011 published by the Monetary Authority of Singapore.

	Investment Date	Investment Amount	Investment Amount
		(RMB)	(U.S. Dollars)
Purchase of rental property - MaoYe	01/04/2008	5,554	847
Purchase of rental property - JiaSheng	10/23/2008	7,042	1,074
Additional cost of rental property - JiaSheng	12/01/2009	209	32
Investment rental property disposed - JiaSheng	02/05/2010	(579)	(88)
Purchase of rental property – Jiang Huai	01/06/2010	3,600	549
Investment rental property disposed - JiaSheng	03/04/2011	(6,672)	(1,018)
Gross investment in rental property		9,154	1,396

Accumulated depreciation on rental property	03/31/2011	(1,037)	(158)

Net investment in property - China		8,117	1,238

On January 4, 2008, TTCQ entered into a Memorandum Agreement with MaoYe Property Ltd. to purchase an office space of 827.2 square meters on the 35th floor of a 40 story office building located in Chongqing, China.  The total cash purchase price was RMB 5,554, equivalent to approximately $847 based on the exchange rate as of March 31, 2011 published by the Monetary Authority of Singapore.  Under the terms of the agreement, the Company paid the purchase price in full on January 4, 2008.  The Company rented this property to a third party on July 13, 2008. The term of the rental agreement was five years with a monthly rental income of RMB 39, or approximately $6 for the first three years, with an increase of 8% in the fourth year and another 8% in the fifth year. This property generated a rental income of $18 and $52 in the three and nine months ended March 31, 2011, respectively, as compared to $18 and $52 for the same periods in the last fiscal year.

On October 23, 2008, TTCQ entered into a Memorandum Agreement with JiaSheng to purchase four units of commercial property and two units of residential property, totaling 1,391.70 square meters, at JiaSheng Jingyun Huafu Project located at No. 17 Puyun Avenue in Chongqing, China. The total purchase price was RMB 7,042, approximately $1,074 based on the exchange rate as of March 31, 2011 published by the Monetary Authority of Singapore.  The Company made cash payment of RMB 3,612, or approximately $551, and offset the remaining purchase price for this commercial and residential property with the investment return and investment income from the No. B48 property in the BeiPei district of Chongqing City. This property generated a rental income of $18 and $104 in the three and nine months ended March 31, 2011, respectively, as compared to $51 and $152 for the same periods in the last fiscal year.

In January 2010, the Company entered in to a Memorandum Agreement with Jiang Huai to purchase eight units of commercial property, totaling 1,002.26 square meters, at 32 Bin Jian Road, Zhong County in Chongqing, China. The total purchase price of RMB 3,600, or approximately $549, was paid using the funds generated from the rental and investment income and the Company rented this property to a third party on January 8, 2010. The rental agreement provided for a one year renewable term with an annual rental income of RMB 720, or approximately $108.  This property generated a rental income of $18 and $72, as compared to $26 in the three and nine months ended March 31, 2011, respectively.

In March 2010, the Company entered into a Memorandum Agreement with Chongqing Fu Li Real Estate Development Co., Ltd. to purchase two commercial properties totaling 311.99 square meters, at Unit # 5-3 and 5-4 (“office space”) located in Jiang Bei District Chongqing, which is currently under construction, for the use of the Company as its office premises once completed. TTCQ is currently renting its office premises from a third party. The total purchase price committed and paid was RMB 3,678, or approximately $561 based on the exchange rate as of March 31, 2011 published by the Monetary Authority of Singapore.  A down payment deposit of RMB 100, or approximately $15, was paid on March 19, 2010. In April 2010, a deposit of RMB 3,578, or approximately $546, which was the remaining balance of the purchase price, with related tax expense of RMB 150, or approximately $23, was paid.  These payments were made from funds generated internally. The expected date of completion and handover of this office space is October 2011. As at March 31, 2011, the construction is progressing as scheduled.

In the third quarter of fiscal 2011, TTCQ sold four commercial properties purchased on October 23, 2008 to JiaSheng for RMB 6,860, or approximately $1,026, recording a gain on disposal of RMB 1,015, or approximately $152, after deducting sales tax and exchange difference, from the four properties which carried a cost of RMB 6,672, or approximately $1,018 and accumulated depreciation, of RMB 840, or approximately $128 based on the exchange rate as of March 31, 2011 published by the Monetary Authority of Singapore.  All payments in this sales transaction were received in full during the third quarter of fiscal 2011.

Total rental income for the investment properties in China was $54 and $228 in the three and nine months ended March 31, 2011, respectively, as compared to $94 and $229 for the same periods in the last fiscal year.

Depreciation expenses for the investment property in China were $30 and $88 in the three and nine months ended March 31, 2011, respectively, as compared to $23 and $46 for the same periods in the last fiscal year.

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

The revenue allocated to individual countries were based on where the customers were located. The allocation of the cost of equipment, the current year investment in new equipment and depreciation expense have been made on the basis of the primary purpose for which the equipment was acquired.

All inter-segment sales were sales from the manufacturing segment to the testing and distribution segments. Total inter-segment sales were $131 and $287 for the three and nine months ended March 31, 2011, respectively, as compared to $9 and $20 for the same periods in the last fiscal year.  Corporate assets mainly consisted of cash and prepaid expenses. Corporate expenses mainly consisted of stock option expenses, salaries, insurance, professional expenses and directors' fees.

The following segment information is unaudited for the nine months ending March 31, 2011 and March 31, 2010:

Business Segment Information:
	Nine months		Operating		Depr.
	Ended	Net	Income	Total	and	Capital
	Mar. 31,	Sales	(Loss)	Assets	Amort.	Expenditures
Manufacturing	2011	$16,717	$(473)	$3,133	$193	$147
	2010	14,083	(349)	12,645	162	12

Testing Services	2011	9,659	1,071	27,643	1,457	2,432
	2010	8,104	(82)	18,210	1,087	4,908

Distribution	2011	627	102	560	-	-
	2010	545	33	142	5	-

Real Estate	2011	1,008	795	4,721	93	1
	2010	517	328	3,439	84	558

Fabrication	2011	396	(641)	958	186	66
Services	2010	805	(1,120)	1,779	262	858

Corporate &	2011	-	(339)	101	-	-
Unallocated	2010	-	321	72	-	-

Total Company	2011	$28,407	$515	$37,116	$1,929	$2,646
	2010	$24,054	$(869)	$36,287	$1,600	$6,336

The following segment information is unaudited for the three months ending March 31, 2011 and March 31, 2010:

Business Segment Information:
	Quarter		Operating		Depr.
	Ended	Net	(Loss)	Total	and	Capital
	Mar. 31,	Sales	Income	Assets	Amort.	Expenditures
Manufacturing	2011	$2,456	$(484)	$3,133	$69	$2
	2010	7,384	233	12,645	62	6

Testing Services	2011	2,992	58	27,643	505	967
	2010	2,854	55	18,210	340	624

Distribution	2011	194	43	560	-	-
	2010	243	(3)	142	2	-

Real Estate	2011	49	113	4,721	31	-
	2010	189	121	3,439	33	558

Fabrication	2011	138	(237)	958	46	61
Services	2010	101	(295)	1,779	91	2

Corporate &	2011	-	(102)	101	-	-
Unallocated	2010	-	95	72	-	-

Total Company	2011	$5,829	$(609)	$37,116	$651	$1,030
	2010	$10,771	$206	$36,287	$528	$1,190

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

Non-controlling interest represents the minority stockholders’ share of 45% of the equity of Trio-Tech (Malaysia) Sdn. Bhd, Trio-Tech (Kuala Lumpur) Sdn. Bhd., SHI International Pte. Ltd. and PT SHI Indonesia, and 24% interest in Prestal Enterprise Sdn. Bhd., which are subsidiaries of the Company.

The table below reflects a reconciliation of the equity attributable to non-controlling interest:

	Mar. 31, 2011	June 30, 2010
Non-controlling interest	(Unaudited)
Beginning balance	$2,809	$2,918
Comprehensive income / (loss) attributable to the non- controlling interest	311	(109)
Ending balance	$3,120	$2,809

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

The following table provides a summary of the assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2011:

		Basis of Fair Value Measurements
	As of March 31, 2011	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Assets
Short-term deposits	$597	$597	$-	$-
Restricted term deposits	$3,472	$3,472	$-	$-
Total assets measured at fair value	$4,069	$4,069	$-	$-

Percentage of total assets	10.96%	10.96%	-	-

In accordance with ASC Topic 820, the Company measures its short term deposits and restricted short-term deposits at fair value, and they are classified within Level 1. Since the Company’s term deposits are fixed rate deposits, there is an active, readily tradable market value based on quoted prices. The Company based its estimates on such prices (Level 1 pricing) as of March 31, 2011, or the measurement date. Active markets are those in which transactions occur in significant frequency and volume to provide pricing information on an on-going basis. Since valuations are based on quoted prices that are readily and regularly available in an active market, the valuation of these term deposits does not entail a significant degree of judgment.

16.   BANK LOANS PAYABLE

Bank loans payable consisted of the following:

	March 31, 2011	June 30, 2010
	(Unaudited)
Note payable denominated in Malaysian ringgit to a commercial bank for infrastructure investment, maturing in August 2024, bearing interest at the bank’s prime rate (4.80% at March 31, 2011) per annum, with monthly payments of principal plus interest through August 2024, collateralized by the acquired building.	2,943	2,829

Note payable denominated in Singapore dollars to a commercial bank for expansion plans in Singapore and China, maturing in August 2010, bearing interest at the bank’s prime rate (5.53% plus 0.25% at June 30, 2010) with monthly payments of principal plus interest of $18 through August 2010. This note payable is secured by cash deposits of $1,998, restricted term deposits on the consolidated condensed balance sheet. (Note payable of $215 maturing in August 2010 was paid off in August 2010.)	-	215

Current portion	(217)	(478)
Long term portion of bank loans payable	$2,726	$2,566

Future minimum payments (excluding interest) as of March 31, 2011 were as follows:

2012	$217
2013	217
2014	217
2015	217
2016	217
Thereafter	1,858
Total obligations and commitments	$2,943

17.   COMMITMENTS AND CONTINGENCIES

Trio-Tech (Malaysia) Sdn. Bhd. has expansion plans to meet the growing demands of a major customer in Malaysia, as the existing facility is inadequate to meet the demands of that customer.  The Company has capital commitments for the purchase of equipment and other related infrastructure costs amounting to RM 94, or approximately $31, based on the exchange rate as of March 31, 2011 published by the Monetary Authority of Singapore, in the Malaysia operations.

In the fourth quarter of 2010, Trio-Tech International Pte. Ltd. registered a new 100% wholly owned subsidiary, Trio-Tech (Tianjin) Co. Ltd., located in the Xiqing Economic Development Area (XEDA) International Industrial Park in Tianjin City, Peoples' Republic of China. The Company has capital commitments for the purchase of equipment and other related infrastructure costs amounting to RMB 4,335, or approximately $661, based on the exchange rate as of March 31, 2011 published by the Monetary Authority of Singapore. It started the operation in the third quarter of fiscal 2011 after completion of the operations facilities process audit by the customer.

18.   DISCONTINUED OPERATION AND CORRESPONDING RESTRUCTURING PLAN

The Company’s Shanghai operation, as a component of the Testing segment, suffered continued operating losses for three consecutive fiscal years and the cash flow was minimal for those three years.  In January 2010, the Company established a restructuring plan to close the Testing operation in Shanghai, China.  Based on the restructuring plan and in accordance with ASC Topic 205-20, Presentation of Financial Statement Discontinued Operations, the Company presented the operation results from Shanghai as a discontinued operation as the Company believed that no continued cash flow would be generated by the disposed component (Shanghai subsidiary) and that the Company would have no significant continuing involvement in the operation of the discontinued component. In accordance with the restructuring plan, before moving out of Shanghai the Company would pay the outstanding balance of accounts payable of RMB 239, or approximately $37 based on the exchange rate as on March 31, 2011 published by the Monetary Authority of Singapore.

The Company incurred general and administrative expenses of approximately zero and $2 for the three and nine months ended March 31, 2011, respectively, for winding down the operation in Shanghai. The Company anticipates that it may incur additional costs and expenses in winding down the business of the subsidiary through which the China facility was operated.

Under the provision of ASC Topic 830, Foreign Currency Matters, translation adjustments that result when a foreign entity’s financial statements are translated into a parent company’s or an investor’s reporting currency are separately reported in the parent company’s other comprehensive income.  Foreign currency translation adjustments that are accumulated in other comprehensive income are reclassified to income only when they are realized, if the investment in the foreign entity is sold or is substantially or completely liquidated.  The foreign currency translation adjustments on the balance sheet of the Shanghai, China subsidiary as of March 31, 2011 were insignificant.

Loss from discontinued operations was as follows:

	Nine Months Ended		Three Months Ended
	Mar. 31,	Mar. 31,	Mar. 31,	Mar. 31,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE	$-	$13	$-	$-
COST OF SALES	-	47	-	4

GROSS LOSS	-	(34)	-	(4)

OPERATING EXPENSES
General and administrative	2	28	-	5
Total	2	28	-	5

LOSS FROM DISCONTINUED OPERATION	(2)	(62)	-	(9)

OTHER INCOME	-	30	-	23

(LOSS) INCOME FROM DISCONTINUED OPERATIONS	$(2)	$(32)	$-	$14

The Company does not provide a separate cash flow statement for the discontinued operation, as the impact of this discontinued operation was immaterial.

19.   INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

During the second quarter of fiscal 2011, the Company entered into a joint-venture agreement with JiaSheng Property Development Co. Ltd. (“JiaSheng”) to develop real estate projects in China. The Company invested RMB 10,000, or approximately $1,526 based on the exchange rate as of March 31, 2011 published by the Monetary Authority of Singapore, for a 10% interest in the newly formed joint venture, which was incorporated as a limited liability company, Chong Qing Jun Zhou Zhi Ye Co. Ltd. (the “joint venture”), in China. The agreement stipulates that the Company will nominate two of the five members of the Board of Directors of the joint venture and has the ability to assign two members of management to the joint venture.  The agreement also stipulates that the Company will receive a fee of RMB 10,000, or approximately $1,526 based on the exchange rate as of March 31, 2011 published by the Monetary Authority of Singapore, for the services rendered in connection with obtaining priority to bid in certain real estate projects from the local government. Upon signing of the agreement, JiaSheng paid the Company RMB 5,000 in cash, or approximately $763 based on the exchange rate as on March 31, 2011 published by the Monetary Authority of Singapore. The remaining RMB 5,000 will be paid over 72 months commencing in 36 months from the date of the agreement when Chong Qing Jun Zhou Zhi Ye Co. Ltd. secures a property development project stated inside the joint venture agreement. The Company considered the RMB 5,000, or approximately $763 based on the exchange rate as on March 31, 2011 published by the Monetary Authority of Singapore, received in cash from JiaSheng, the controlling venturer in the joint venture, as a partial return of the Company’s initial investment of RMB 10,000, or approximately $1,526 based on the exchange rate as of March 31, 2011 published by the Monetary Authority of Singapore. Therefore, the RMB 5,000 received in cash was offset against the initial investment of RMB 10,000 resulting in a net investment of RMB 5,000 as of March 31, 2011.  The Company considers that the collectability of the remaining RMB 5,000 is uncertain due to the extended terms of the payment, and therefore has not recorded this amount as receivable as of March 31, 2011.

In accordance with ASC Topic 323, Investments – Equity Method and Joint Venture, the Company has determined that Chong Qing Jun Zhou Zhi Ye Co. Ltd. meets the definition of a joint venture; therefore, the Company’s investment of RMB 5,000, or approximately $763 based on the exchange rate as of March 31, 2011 published by the Monetary Authority of Singapore, is classified as “Investment in unconsolidated joint ventures” on the Company’s Condensed Consolidated Balance Sheet.

In accordance with ASC Topic 810-10-50, Disclosure for Variable Interest Entities, the Company analyzed its investments in joint ventures to determine if the joint venture is a variable interest entity (“VIE”) and would require consolidation. The Company (a) evaluates the sufficiency of the total equity at risk, (b) reviews the voting rights and decision-making authority of the equity investment holders as a group, and whether there are any guaranteed returns, protection against losses, or capping of residual returns within the group, and (c) establish whether activities within the venture are on behalf of an investor with disproportionately few voting rights in making this VIE determination. The Company would consolidate a venture that is determined to be a VIE if it was the primary beneficiary. Beginning January 1, 2010, a new accounting standard became effective and changed the method by which the primary beneficiary of a VIE is determined, a primarily qualitative approach whereby the variable interest holder, if any, has the power to direct the VIE’s most significant activities and is the primary beneficiary. The Company has determined that the joint venture is a VIE, however the Company is not the primary beneficiary.  Therefore, the Company does not consolidate the joint venture and it is accounted for using the equity method.

As of March 31, 2011, the joint venture was awaiting the rights to develop the real estate projects in China for which it was created. The joint venture possesses the priority to bid on the project, which was negotiated with the local government by the Company on behalf of the joint venture. The joint venture intends to bid on development projects in the future.

EQUITY METHOD INVESTMENTS

The carrying amount of the investments in unconsolidated joint ventures was RMB 4,951 and nil, or $755 and nil as of March 31, 2011 and June 30, 2010, respectively, based on the exchange rate as of March 31, 2011 published by the Monetary Authority of Singapore, which approximates the Company’s pro rata share of Chong Qing Jun Zhou Zhi Ye Co. Ltd.’s underlying value.

Unaudited financial information summary for the unconsolidated joint venture as of March 31, 2011 is as follows:

Balance sheet data:	USD
Cash & cash equivalents	1,409
Other assets	6,182
Total assets	$7,591

Other current liabilities	--
Total liabilities	$--
Stockholders’ equity	7,591
Total liabilities and stockholders’ equity	$7,591
Results of operations
Rental revenues	$--
Operating expenses	(37)
Net operating income	--
Acquisition fees	--
Depreciation and amortization	--
Mortgage interest	--
Net loss	$(37)

The risks and rewards associated with the interest in this entity are based primarily on the ownership percentage, which is currently effective 20% interest in shareholding. The Company's maximum exposure to loss is equal to the investment balance of RMB 4,951, which was approximately $755 as of March 31, 2011.

20.   ASSETS HELD FOR SALE

During the third quarter of fiscal 2011, the operations in Malaysia planned to sell its factory building in Penang, Malaysia which was being used as its testing facility before it moved its entire operations to Petaling Jaya, Malaysia. Malaysia operation ceased the deprecation of that property in accordance with ASC Topic 360 Property, plant and equipment. The book value of this asset was $137, based on the exchange rate as of March 31, 2011 published by the Monetary Authority of Singapore, at March 31, 2011. In March 2011, a prospective buyer contacted the Company and negotiation is in progress regarding the property.

In April 2011, the prospective buyer placed a deposit of RM 71, equivalent to approximately $23, based on the exchange rate as of March 31, 2011 published by the Monetary Authority of Singapore, to purchase the factory building in Malaysia. The Company believes that the sale of the building will be consummated within the next twelve months.  Accordingly, the Company believes that the assets held for sale should be classified as current assets. As the Company believes that the fair value of this property, less cost to sell is higher than its book value, in accordance with ASC Topic 360, the asset held for sale was recorded at net book value of $137.

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

Overview

Founded in 1958, Trio-Tech International primarily provides third-party semiconductor testing and burn-in services predominantly through its laboratories in Southeast Asia.  We also design, manufacture and market equipment and systems, and distribute semiconductor processing and testing equipment manufactured by others.  We have historically operated in three distinct segments: Testing Services, Manufacturing and Distribution.  In June 2007,Trio-Tech International Pte. Ltd. established a subsidiary, Trio-Tech (Chongqing) Co. Ltd. (“TTCQ”), in Chongqing, China to develop certain real estate projects. As our investment in the real estate business in Chongqing, China exceeded more than 10% of our combined assets of all operating segments in the fourth quarter of fiscal 2009, we reported our investment in China as a separate Real Estate Segment to be in compliance and in accordance with the ASC Topic 280 Segments Reporting.  In April 2009, Trio-Tech International Pte. Ltd. set up a new entity, SHI International Pte. Ltd. ("SHI"), in which Trio-Tech International Pte. Ltd. holds 55% of the ownership interest. Subsequently SHI acquired a 100% interest in PT SHI Indonesia, a company in Batam, Indonesia, providing fabrication services to the oil and gas industries. We have reported this business as a fifth segment, as the nature of these business activities is different from our other business segments.

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

Our testing operation in Shanghai, China suffered continued operating losses and the cash flow was minimal for fiscal 2007-2009.  In January 2010, we discontinued the testing operation in Shanghai, China.

In the first quarter of fiscal 2010, our Malaysia subsidiary acquired the leased property in Malaysia in an effort to assure the prospects of long term support for our customers in Malaysia.  In the fourth quarter of fiscal 2010, the Malaysia operation commenced its expansion plans to meet increasing demand from one of our major customer.

In the fourth quarter of fiscal 2010, Trio-Tech International Pte. Ltd. registered a new 100% wholly owned subsidiary, Trio-Tech (Tianjin) Co. Ltd. (“TTTJ”), located in the Xiqing Economic Development Area (XEDA) International Industrial Park in Tianjin City, Peoples' Republic of China. TTTJ commenced operating activities in the third quarter of fiscal 2011.

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

On November 1, 2010, Trio-Tech (Chongqing) Co. Ltd. (“TTCQ”) entered into a Memorandum Agreement with JiaSheng to invest in their property development projects (Project B-48 Phase 2) located in Chongqing City. On the same date, TTCQ entered into another Memorandum Agreement with JiangHuai Property Development Co. Ltd. (“JiangHuai”) to invest in their property development projects (Project - Yu Jin Jiang An) located in Chongqing City, China.  The total investment of these two projects was RMB 7,000, or approximately $1,068 based on the exchange rate as of March 31, 2011 published by the Monetary Authority of Singapore, which was classified as a loan based on ASC Topic 310-10-25 Receivables.

During the second quarter of fiscal 2011, TTCQ entered into a joint venture agreement with JiaSheng to develop real estate projects in China.  TTCQ invested RMB 10,000, or approximately $1,526 based on the exchange rate as of March 31, 2011 published by the Monetary Authority of Singapore, for a 10% interest in the newly formed joint venture, which was incorporated as a limited liability company, Chong Qing Jun Zhou Zhi Ye Co. Ltd. (the “joint venture”), in China. The agreement stipulates that TTCQ will nominate two of the five members of the Board of Directors of the joint venture and has the ability to assign two members of management to the joint venture.  The agreement also stipulates that TTCQ will receive a fee of RMB 10,000, or approximately $1,526 based on the exchange rate as of March 31, 2011 published by the Monetary Authority of Singapore, for the services rendered in connection with obtaining priority to bid in certain real estate projects from the local government. Upon signing of the agreement, JiaSheng paid TTCQ RMB 5,000 in cash, or approximately $763 based exchange rate as on March 31, 2011 published by the Monetary Authority of Singapore. The remaining RMB 5,000, or approximately $763, will be paid over 72 months commencing in 36 months from the date of the agreement. TTCQ considered the RMB 5,000, or approximately $763, received in cash from JiaSheng, the controlling venturer in the joint venture, as a partial return of the Company’s initial investment of RMB 10,000, or approximately $1,526. Therefore, the RMB 5,000, or approximately $763, received in cash was offset against the initial investment of RMB 10,000 resulting in a net investment of RMB 5,000. TTCQ considers the collectability of the remaining RMB 5,000, or approximately $763, which is uncertain due to the extended terms of the payment, and therefore has not recorded this amount as receivable.

Fabrication Services

On July 1, 2009, SHI International Pte. Ltd., a 55% owned subsidiary of the Company, consummated the acquisition of a 100% interest in PT SHI Indonesia pursuant to a Share Purchase Agreement dated April 7, 2009.  PT SHI Indonesia is an Indonesia–based enterprise providing fabrication of large and complex structures employed to process oil and gas and for temporary storage of the oil prior to transshipment, and related services for the offshore oil and gas industries. Our objective in acquiring this business was to diversify our business, reduce the risk associated with sole industry focus, and enhance our future growth opportunities. As the Company has only been in the fabrication business for less than two years, the existing customer base is still limited. The Company renewed the lease of the yard, which we believe will enable management to explore additional business and seek new customers with a longer business horizon so as to optimize capacity utilization, which will enable the operations to be profitable.

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

Third Quarter Fiscal 2011 Highlights

●	Manufacturing segment revenue decreased by $4,928, or 66.7%, to $2,456 for the third quarter of fiscal 2011, compared to $7,384 for the same period in fiscal 2010.

●	Testing segment revenue increased by $138, or 4.8%, to $2,992 for the third quarter of fiscal 2011, compared to $2,854 for the same period in fiscal 2010.

●	Distribution segment revenue decreased by $49, or 20.2%, to $194 for the third quarter of fiscal 2011, compared to $243 for the same period in fiscal 2010.

●	Real estate segment revenue decreased by $140, or 74.1%, to $49 for the third quarter of fiscal 2011, compared to $189 for the same period in fiscal 2010.

●	Fabrication Services segment revenue increased by $37, or 36.6%, to $138 for the third quarter of fiscal 2011, compared to $101 for the same period in fiscal 2010.

●	The overall gross profit margins increased by 5.2% to 24.2% for the third quarter of fiscal 2011, from 19.0% for the same period in fiscal 2010.

●	General and administrative expenses as a percentage of revenue increased by 18.9% to 34.3% for the third quarter of fiscal 2011, from 15.4% for the same period in fiscal 2010.

●	Research and development expenses increased by $50 to $59 for the third quarter of fiscal 2011, compared to $9 for the same period in fiscal 2011.

●	Loss from operations increased by $815 to a loss of $609 for the third quarter of fiscal 2011, compared to an income of $206 for the same period in fiscal 2010.

●	Net loss attributed to Trio-Tech International common shareholders increased by $481 to a loss of $462 for the third quarter of 2011 as compared to an income of $19 for the same period in fiscal 2010.

Results of Operations and Business Outlook

The following table sets forth our revenue components for the three and nine months ended March 31, 2011 and 2010, respectively.

Revenue Components
	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Revenue:
Manufacturing	2,456	7,384	16,717	14,083
Testing Services	2,992	2,854	9,659	8,104
Distribution	194	243	627	545
Real Estate	49	189	1,008	517
Fabrication Services	138	101	396	805

Total	5,829	10,771	28,407	24,054

Revenue Components
	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Revenue:
Manufacturing	42.2%	68.5%	58.9%	58.5%
Testing Services	51.3	26.5	34.0	33.7
Distribution	3.3	2.3	2.2	2.3
Real Estate	0.8	1.8	3.5	2.1
Fabrication Services	2.4	0.9	1.4	3.4

Total	100.0%	100.0%	100.0%	100.0%

Revenue into and within China and the Southeast Asia regions and other countries (except sales into and within the United States) decreased by $5,016, or 47.4%, to $5,571 and increased by $3,626, or 15.3%, to $27,251 for the three months and nine months ended March 31, 2011, respectively, as compared with $10,587 and $23,625 for the same periods of last fiscal year.  The decrease for the three months ended March 31, 2011 was primarily due to a decrease in revenue from our manufacturing and distribution segment from  our Singapore operations as well as a decrease in revenue from the real estate segment of our China operation as shown in the above table. The increase for the nine months ended March 31, 2011 was primarily due to an increase in revenue in the manufacturing and distribution segments in our Singapore operations, the testing segment in our Malaysia operation and the real estate segment in our China operation.

Revenue into and within the United States was $258 and $1,156 for the three months and nine months ended March 31, 2011, respectively, an increase of $74 and a decrease of $727, respectively, from $184 and $429 for the same periods of the last fiscal year. The increase in the three months ended March 31, 2011 was mainly due to an increase in market demand for our products in the U.S. market in the third quarter of fiscal 2011 as compared to the same period of last fiscal year. The decrease for the nine months ended March 31, 2011 was mainly due to lower revenue in the first two quarters of fiscal 2011 as compared to the same period of the last fiscal year.

Revenue components can be discussed within the five segments as follows:

Manufacturing Segment

Revenue in the manufacturing segment as a percentage of total revenue was 42.2% and 58.9% for the three and nine months ended March 31, 2011, respectively, a decrease of 26.3% and an increase of 0.4% of total revenue, respectively, when compared to the same periods of the last fiscal year. In terms of dollar amount, the revenue decreased by $4,928 to $2,456 and increased by $2,634 to $16,717 for the three and nine months ended March 31, 2011, respectively, compared to the same periods of the last fiscal year.

In spite of the decrease in revenue in the third quarter, the revenue increased for the nine months ended March 31, 2011 due to the higher revenue in the first and second quarters of fiscal 2011 as compared to the same periods of the last fiscal year. The decrease in the revenue generated by the manufacturing segment in the third quarter of fiscal 2011 was primarily due to one of our major customers reducing its capital spending during the third quarter of fiscal 2011. The revenue in the manufacturing segment from this major customer accounted for 20.6% and 45.6% of our total revenue in the manufacturing segment for the three months ended March 31, 2011 and 2010, respectively.

The revenue in the manufacturing segment from this major customer accounted for 46.5% and 40.8% of our total revenue in the manufacturing segment for the nine months ended March 31, 2011 and 2010, respectively.  The future revenue in our manufacturing segment will be dependent on the purchase and capital expenditure plan of this major customer if we cannot increase our customer base.

Revenue in the manufacturing segment decreased by $2,831, or 53.5%, for the third quarter of fiscal 2011, compared to $5,287 for the second quarter of fiscal 2011 due to a reduction in the capital spending by one of the major customer discussed above.

Testing Services Segment

Revenue in the testing segment as a percentage of total revenue was 51.3% and 34.0% for the three and nine months ended March 31, 2011 respectively, an increase of 24.8% and 0.3%, respectively, of total revenue when compared to the same periods of the last fiscal year.  In terms of dollar amount, the revenue in the testing segment increased by $138 to $2,992 and by $1,555 to $9,659 for the three and nine months ended March 31, 2011, respectively, compared to the same periods of the last fiscal year.

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

Distribution Segment

Revenue in the distribution segment accounted for 3.3% and 2.2% of total revenue for the three and nine months ended March 31, 2011, respectively, an increase of 1.0% and a decrease of 0.1% compared to the same periods of the last fiscal year. In terms of dollar amount, the revenue decreased by $49 to $194 but increased by $82 to $627 for the three and nine months ended March 31, 2011, respectively, compared to the same periods of the last fiscal year.

The decrease in revenue for the three months ended March 31, 2011 as compared to the prior year was mainly due to two one-time sales in the third quarter for last fiscal year.

The increase in revenue for the nine months ended March 31, 2011 compared to the same period of last fiscal year was due to an increase in customer base and an increase in the sales of our self-designed and manufactured equipment, which are customized for the unique needs of our existing customers. We believe that our competitive advantage in self-designed and manufactured equipment, which addresses the unique needs of our customers, will continue to generate demand for our products.

Real Estate Segment

The real estate segment accounted for 0.8% and 3.5% of total revenue for the three and nine months ended March 31, 2011, respectively, a decrease of 1.0% and an increase of 1.4% compared to the same periods of last fiscal year. In terms of dollar amount, the revenue in the real estate segment decreased by $140 to $49 and increased by $491 to $1,008 for the three and nine months ended March 31, 2011, respectively, compared to the same periods of the last fiscal year.

The two main revenue components for the real estate segment were investment income and rental income.

We invested in the property development with Jiasheng beginning in fiscal 2008 and progressively received the entire investment principal as by the end of the second quarter of fiscal 2011. As such, there was no investment income recorded in the third quarter of fiscal 2011. Investment income for the nine months ended March 2011 was $782 as compared to $284 for the same period of last fiscal year.

Rental income for the third quarter of 2011 was RMB 286, or $54 based on the exchange rate as of March 31, 2011 published by the Monetary Authority of Singapore, as compared to $94 for the same period of last fiscal year. Two of the rental contracts reached maturity by the end of the second quarter of fiscal 2011 and the beginning of the third quarter of fiscal 2011, resulting in less rental income from the commercial units respectively in the third quarter of fiscal 2011 as compared to second quarter of fiscal 2011. In the third quarter of fiscal 2011, the Jiang Huai rental contract for the eight units of commercial property that we purchased in January 2010, was renewed for a one year term with an annual rental income of RMB 720, or approximately $108 based on the exchange rate as of March 31, 2011 published by the Monetary Authority of Singapore, while the Jiasheng rental contract for four commercial units that we purchased in October 2008 were sold, resulting in a gain of approximately $152 from the disposal of property.

During the second quarter of fiscal 2011, TTCQ entered into a new Memorandum Agreement with JiaSheng and Jianghuai to invest in their property development projects located in Chongqing City, China. Due to the short term nature of the investment, the amounts were classified as loan based on ASC Topic 310-10-25 Receivables, amounting to RMB 5,000 and RMB 7,000, equivalent to approximately $763 and $305 respectively, based on the exchange rate as of March 31, 2011 published by the Monetary Authority of Singapore. The quarterly investment income of approximately  RMB 521 and RMB 132 or approximately $79 and $20 from Jiasheng and Jianghuai respectively, which is recorded as other income due to the above classification the receivable as loan.

During the second quarter of fiscal 2011, the Company entered into a joint-venture agreement with JiaSheng Property Development Co. Ltd. (“JiaSheng”) to develop real estate projects in China. The Company invested RMB 10,000, or approximately $1,526 based on the exchange rate as of March 31, 2011 published by the Monetary Authority of Singapore, for a 10% interest in the newly formed joint venture, which was incorporated as a limited liability company, Chong Qing Jun Zhou Zhi Ye Co. Ltd. (the “joint venture”), in China. The agreement stipulates that the Company will nominate two of the five members of the Board of Directors of the joint venture and has the ability to assign two members of management to the joint venture.  The agreement also stipulates that the Company will receive a fee of RMB 10,000, or approximately $1,526 based on the exchange rate as of March 31, 2011 published by the Monetary Authority of Singapore, for the services rendered in connection with obtaining priority to bid in certain real estate projects from the local government. Upon signing of the agreement, JiaSheng paid the Company RMB 5,000 in cash, or approximately $763 based on the exchange rate as on March 31, 2011 published by the Monetary Authority of Singapore. The remaining RMB 5,000 will be paid over 72 months commencing in 36 months from the date of the agreement when Chong Qing Jun Zhou Zhi Ye Co. Ltd. secures a property development project stated inside the joint venture agreement. This project is expected to have a development timeframe of  three to five years and is expected to generate positive cashflows and returns after that. The Company considered the RMB 5,000, or approximately $763 based on the exchange rate as on March 31, 2011 published by the Monetary Authority of Singapore, received in cash from JiaSheng, the controlling venturer in the joint venture, as a partial return of the Company’s initial investment of RMB 10,000, or approximately $1,526 based on the exchange rate as of March 31, 2011 published by the Monetary Authority of Singapore. Therefore, the RMB 5,000 received in cash was offset against the initial investment of RMB 10,000 resulting in a net investment of RMB 5,000 as of March 31, 2011.  The Company considers that the collectability of the remaining RMB 5,000 is uncertain due to the extended terms of the payment, and therefore has not recorded this amount as receivable as of March 31, 2011.

Revenue in the real estate segment decreased by $723, or 93.7%, for the third quarter of fiscal 2011, compared to $772 for the second quarter of fiscal 2011. The decrease in the revenue was primarily due to no investment income in the third quarter of fiscal 2011 compared to $694 in the second quarter of fiscal 2011. The revenue reported in the real estate segment does not include other income from the investment project which was reclassified as loan based ASC Topic 310-10-25 Receivables which is recorded as “other income” and also does not include the income or loss from equity investment in the newly formed joint venture, which is recorded in the “equity in income or loss of unconsolidated joint venture”.

Fabrication Services Segment

Revenue in the fabrication segment accounted for 2.4% and 1.4% of total revenue for the three and nine months ended March 31, 2011, respectively, compared to the same periods of the last fiscal year. In terms of dollar amount, the revenue was $138 and $396 for the three and nine months ended March 31, 2011, respectively, an increase of $37 and a decrease of $409 as compared to $101 and $805 for the same periods of the last fiscal year.

The increase in revenue for the three months ended March 31, 2011 as compared to the same period of last fiscal year was primarily due to acceptance of more ad hoc projects in the third quarter of fiscal 2011 as a result of the renewal of the lease of the fabrication yard. In the first quarter of fiscal 2011, we renewed the lease of the fabrication yard for three additional years. We believe it will enable management to explore additional business and seek new customers with a longer business horizon so as to optimize capacity utilization, which would enable the operations to be profitable.

The decrease in revenue for the nine months ended March 31, 2011 compared to the same period of the last fiscal year was primarily due to fewer projects handled by the company in the first two quarters of fiscal 2011 as compared to the same periods of the last fiscal year.

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

Comparison of the Third Quarter Ended March 31, 2011 (“Q3 2011”) and March 31, 2010 (“Q3 2010”)

The following table sets forth certain consolidated statements of income data as a percentage of revenue for the third quarters of fiscal 2011 and 2010, respectively:

	Three Months Ended March 31,
	2011	2010
Revenue	100.0%	100.0%
Cost of sales	75.8	81.0
Gross Margin	24.2%	19.0%
Operating expenses:
General and administrative	34.3%	15.4%
Selling	2.0	1.7
Research and development	1.0	0.1
Impairment loss	0.0	0.0
Gain on disposal of PP&E	(2.6)	0.0
Total operating expenses	34.7%	17.2%
(Loss) / Income from Operations	(10.5)%	1.8%

 Overall Gross Margin

Overall gross margin as a percentage of revenue increased by 5.2% to 24.2% for the three months ended March 31, 2011, from 19.0% in the same period of the last fiscal year, primarily due to an increase in the gross profit margin in the testing, distribution and fabrication segments, though partially offset by a decrease in gross profit margin in the manufacturing and real estate segments.

Gross profit margin as a percentage of revenue in the manufacturing segment decreased by 1.1% to 14.3% for the three months ended March 31, 2011, from 15.4% in the same period of the last fiscal year. The decrease was primarily due to a decrease in production volume in our Singapore operation. As the fixed costs were spread over the decreased output, gross margin decreased. In terms of dollar amount, the gross profits in the manufacturing segment decreased by $782 to $352 for the three months ended March 31, 2011 from $1,134 for the same period of the last fiscal year, primarily due to a decrease in revenue, as previously discussed.

Gross profit margin as a percentage of revenue in the testing segment increased by 3.0% to 34.9% for the three months ended March 31, 2011, from 31.9% in the same period of the last fiscal year.   The increase was primarily due to an increase in testing volume.  Significant portions of our cost of goods sold are fixed in the testing segment.  Thus, as the demand of services and factory utilization increases, the fixed costs are spread over the increased output, which improves gross profit margin. In terms of dollar amount, the, gross profit in the testing segment increased by $135 to $1,044 for the three months ended March 31, 2011 from $909 for the same period of the last fiscal year.

Gross profit margin as a percentage of revenue in the distribution segment increased by 21.5% to 28.9% for the three months ended March 31, 2011, from 7.4% for the same period of the last fiscal year.  The increase of gross margin was due to a change in product mix. We obtained projects with higher profit margin for the three months ended March 31, 2011 as compared to the same period of last fiscal year. In terms of dollar amount, gross profit in the distribution segment for the three months ended March 31, 2011 was $56, an increase of $38, from $18 in the same period of the last fiscal year, primarily due to an increase in revenue and higher gross margin. The gross profit margin of the distribution segment was not only affected by the market price of our products, but also our product mix, which changes frequently as a result of changes in market demand.

Gross profit margin as a percentage of revenue in the real estate segment was 20.4% for the three months ended March 31, 2011, a decrease of 55.3% as compared to 75.7% for the same period in the last fiscal year. In terms of dollar amount, gross profit in the real estate segment for the three months ended March 31, 2011 was $10, a decrease of $133 from $143 in the same period of the last fiscal year.  The decrease in the gross profit margin as a percentage of revenue in the real estate segment was because the investment in property development reached maturity by the end of the second quarter of fiscal 2011 and there was no investment income, which had a lower direct cost, in the third quarter of fiscal 2011 as compared to $91 in the same period of the last fiscal year. Rental income was $54 and $94 for the three months ended March 31, 2011 and March 31, 2010 respectively.

Gross profit margin as a percentage of revenue in the fabrication services segment was negative 38.4% for the three months ended March 31, 2011, an improvement of 113.1% as compared to negative margin of 151.5% for the same period of the last fiscal year. In terms of dollar amount, gross profit in the fabrication services segment for the three months ended March 31, 2011 was negative $53, an improvement of $100, from negative $153 in the same period of the last fiscal year, which was mainly due to an increase in revenue of $37 to $138 for the three months ended March 31, 2011, as compared to $101 for the same period of last fiscal year. As the subsidiary commenced its operating activities in the first quarter of fiscal 2010 and orders from the customers were few, the revenue could not cover the entire fixed cost of the operation, resulting in a negative gross margin due to underutilization of plant capacity. The cost of sales in this segment mainly consisted of rental expenses, depreciation expenses and cost of direct labor. Since the first quarter of fiscal 2011, we extended the lease of the yard for three more years and thus the depreciation of the leasehold improvement was spread across a longer period based on the renewed lease. As a result, the gross profit margin improved in the third quarter of fiscal 2011.

Operating Expenses

Operating expenses for the third quarters of fiscal 2011and 2010 were as follows:

	Three Months Ended March 31,
(Unaudited)	2011	2010
General and administrative	$1,997	$1,657
Selling	115	183
Research and development	59	9
(Gain) on disposal of PP&E	(153)	(4)
Total	$2,018	$1,845

General and administrative expenses increased by $340, or 20.5%, from $1,657 to $1,997 for the three months ended March 31, 2011 compared to the same period of last fiscal year. The increase in general and administrative expenses was mainly attributable to an increase in payroll related expenses in our Malaysia and Singapore operations as compared to the same period in the last fiscal year. In the second quarter of fiscal 2009, we implemented four day work weeks for all the employees in the Singapore operation as part of our cost cutting strategy, which resulted in lower payroll related expenses for the three months ended March 31, 2010. In the fourth quarter of fiscal 2009, our Singapore operation restored five day work weeks. Subsequently, in the first quarter of fiscal 2011, there was a salary restoration, which resulted in a higher general and administrative expenses for the three months ended March 31, 2011 as compared to the same period of last fiscal year. The salary restoration is dependent on demand and supply of labor market. In addition, the Tianjin facility commenced its operations in this quarter and increased the general and administrative expenses as compared to the same period of the last fiscal year.

Selling expenses decreased by $68, or 37.2%, for the three months ended March 31, 2011, from $183 to $115 compared to the same period of the last fiscal year, mainly due to less commission expenses in the manufacturing and distribution segment, which was the result of fewer commissionable sales.

Research and development expenses increased by $50 for the three months ended March 31, 2011, from $9 to $59 compared to the same quarter of last fiscal year, mainly due to an increase in research and development efforts from our Singapore manufacturing operations. Our Singapore operations continued to increase efforts into research and development to provide solutions for our customers in development of equipment to assist in the troubleshooting and repair process.

Gain on disposal of property, plant and equipment increased by $149 for the three months ended March 31, 2011, from $4 to $153 compared to the same quarter of the last fiscal year, mainly due to the gain on disposal of the four commercial units, which were held for rental purposes previous to the disposal, in the real estate segment.

(Loss)/ Income from Operations

Loss from operations increased by $815, or 395.6%, from an income of $206 for the three months ended March 31, 2011 to loss of $609 for the three months ended March 31, 2011, mainly due to a decrease in revenue and an increase in operating expenses, as previously discussed.

Interest Expense

Interest expense for the third quarters of fiscal 2011 and 2010 was as follows:

	Three Months Ended March 31,
(Unaudited)	2011	2010
Interest expenses	$54	$49

Interest expense increased by $5 to $54 for the three months ended March 31, 2011, primarily due to an increase in the effective interest rate for the term loan in the Malaysia operation . There were no outstanding bank loans for the Singapore operation since the first quarter of fiscal 2011. We are trying to keep our debt at a minimum in order to save financing costs.  As of March 31, 2011, the Company had an unused line of credit of $4,816.

Other Income / (Expenses), Net

Other income (expenses), net for the third quarters of fiscal 2011 and 2010 were as follows:

	Three Months Ended March 31,
(Unaudited)	2011	2010
Other income / (expenses), net	$287	$24

Other income / (expenses), net increased by $263 to $287 for the three months ended March 31, 2011 from $24 in the same period of the last fiscal year, primarily attributable to other income of  RMB 650, or approximately $97 generated by the real estate segment on the amount invested in the property development projects located in Chongqing City, China, which was classified as a loan based on ASC Topic 310-10-25 Receivables and an increase of $126 in foreign currency transaction gain for all non United Stated subsidiaries. Singapore dollar strengthen by approximately 11.0%, at balance sheet date on March 31, 2011 as compared to June, 30, 2010 against the US dollars and hence, it resulted in a foreign currency transaction gain.

Income Tax Expenses

Income tax expenses for the three months ended March 31, 2011 were $37, a decrease of $41, compared to income tax expenses of $78 for the same period of last fiscal year. The decrease in income tax expense was mainly due to a net loss for the three months ended March 31, 2011 as compared to net income in the same period in the previous fiscal year. The tax expenses were mainly attributable to the Chongqing and Thailand operations while the Singapore and Malaysia operations were utilizing the tax carry forward losses or the tax incentives.

Non-controlling Interest

As of March 31, 2011, we held a 55% interest in Trio-Tech (Malaysia) Sdn. Bhd., Trio-Tech (Kuala Lumpur) Sdn Bhd. SHI International Pte. Ltd., Singapore, PTSHI Indonesia and a 76% interest in Prestal Enterprise Sdn. Bhd. The non-controlling interest for the three months ended March 31, 2011 in the net income of subsidiaries was $42, a decrease of $56 compared to $98 for the same period of the last fiscal year.  The decrease in the non-controlling interest in the net income of subsidiaries was attributable to a decrease in net income generated by the Malaysia operation, but partially offset by a decrease in the net loss generated by the  Indonesia operation, as compared to the same period of the last fiscal year. Trio-Tech (Kula Lumpur) Sdn. Bhd., and Prestal Enterprise Sdn. Bhd were dormant companies, while SHI International Pte. Ltd., Singapore, is an investment holding company of PTSHI Indonesia.

Net (Loss) / Income

Net loss was $462 for the three months ended March 31, 2011, an increase of $481 from a net income of $19 for the three months ended March 31, 2010. The increase in net loss was mainly due to a decrease in revenue and an increase in operating expenses, as previously discussed.

Earnings / (Loss) per Share

Basic loss per share from continuing operations for the three months ended March 31, 2011 was a loss of $0.14, an increase of $0.14 from $0.00 per share in the same period of the last fiscal year. There was no income or loss from discontinued operations for the three months ended March 31, 2011. Basic earnings per share attributable to discontinued operations for the three months ended March 31, 2011 were $0.01 per share.

Diluted loss per share from continuing operations for the three months ended March 31, 2011 was a loss of $0.14 and an increase of $0.14 from $0.00 per share in the same period of the last fiscal year. There was no income or loss from discontinued operations for the three months ended March 31, 2011. Diluted earnings per share attributable to discontinued operations for the three months ended March 31, 2010 were $0.01 per share.

Segment Information

The revenue, gross margin and income from each segment for the third quarter of fiscal 2011 and the third quarter of fiscal 2010, respectively, are presented below. As the revenue and gross margin for each segment have been discussed in the previous section, only the comparison of income from operations is discussed below.

Manufacturing Segment

The revenue, gross margin and (loss)/ income from operations for the manufacturing segment for the third quarter of fiscal 2011 and 2010 were as follows:

	Three Months Ended March 31,
(Unaudited)	2011	2010
Revenue	$2,456	$7,384
Gross margin	14.3%	15.4%
(Loss)/ Income from operations	$(484)	$233

Loss from operations in the manufacturing segment increased by $717 to $484 for the three months ended March 31, 2011 from $233 in the same period of the last fiscal year, primarily due to a decrease in revenue and gross profit margin, as discussed earlier. Operating expenses for the manufacturing segment were $836 and $901 for the three months ended March 31, 2011 and 2010, respectively.  The decrease in operating expenses of $65 was mainly due to a lower allocation percentage of the corporate charges  in this segment for the Singapore operations for the three months ended March 31, 2011 as compared to the same period of last fiscal year. In the third quarter of fiscal 2011, we decreased the corporate charges, which is based on a percentage of revenue from all the subsidiaries. Management reviews its corporate charges  percentage periodically to make sure the amount charged is sufficient to cover corporate charges.

Testing Segment

The revenue, gross margin and income from operations for the testing segment for the third quarters of fiscal 2011 and 2010 were as follows:

	Three Months Ended March 31,
(Unaudited)	2011	2010
Revenue	$2,992	$2,854
Gross margin	34.9%	31.9%
Income from operations	$58	$55

Income from operations in the testing segment for the three months ended March 31, 2011 was $58, an increase of $3, compared to $55 in the same period of the last fiscal year. The increase in operating income was attributable to an increase of $135 in gross profit, which was offset by an increase of $132 in operating expenses.  Operating expenses were $986 and $854 for the three months ended March 31, 2011 and 2010, respectively. The increase in operating expenses was mainly due to an increase in payroll related expenses in our Malaysia and Singapore operations as well as an increase in operating expenses from our newly incorporated entity, TTTJ, as previously discussed.

Distribution Segment

The revenue, gross margin and income from operations for the distribution segment for the third quarters of fiscal 2011 and 2010 were as follows:

	Three Months Ended March 31,
(Unaudited)	2011	2010
Revenue	$194	$243
Gross margin	28.9%	7.4%
Income / (loss) from operations	$43	$(3)

Income from operations in the distribution segment increased by $46 to $43 for the three months ended March 31, 2011, from a loss of $3 for the three months ended March 31, 2010.  The increase in operating income was mainly due to an increase gross profit of $38 and a decrease in operating expenses of $8. Operating expenses were $13 and $21 for the three months ended March 31, 2011 and 2010, respectively.  The decrease in operating expenses was mainly due to a decrease in travel expenses and a lower allocation percentage of the corporate charges in this segment for the Singapore operations for the three months ended March 31, 2011 as compared to the same period of last fiscal year. In the third quarter of fiscal 2011, we decreased the corporate charges, which are based on a percentage of revenue from all the subsidiaries. Management reviews its corporate charges percentage periodically to make sure the amount charged is sufficient to cover corporate expenses.

Real Estate Segment

The revenue, gross margin and income from operations for the real estate segment for the third quarters of fiscal 2011 and 2010 were as follows:

	Three Months Ended March 31,
(Unaudited)	2011	2010
Revenue	$49	$189
Gross margin	20.4%	75.7%
Income from operations	$113	$121

Income from operations in the real estate segment for the three months ended March 31, 2011 was $113, a decrease of $8, compared to $121 for the same period of the last fiscal year.  The decrease in operating income was mainly due to a decrease in revenue and in gross profit by $133, but offset by a decrease in operating expenses of $125. The operating expenses were negative or credit balance of $103 and $22 for the three months ended March 31, 2011 and 2010, respectively. The decrease in operating expenses in the operating expense for the three months ended March 31, 2011 was mainly due to the gain of $152 on disposal of the commercial units, which were held for rental purposes previously, in the real estate segment.

Fabrication Services

The revenue, gross margin and loss from operations for the fabrication services segment for the third quarters of fiscal 2011 and 2010 were as follows:

	Three Months Ended March 31,
(Unaudited)	2011	2010
Revenue	$138	$101
Gross margin	(38.4)%	(151.5	) %
Loss from operations	$(237)		$(295)

Loss from operations in the fabrication services segment was $237 for the three months ended March 31, 2011, a decrease of $58, compared to $295 for the same period of the last fiscal year. The decrease in operating loss was mainly due to an improvement of gross profit of $100, but partially offset by an increase in operating expenses of $42. Operating expenses were $184 and $142 for the three months ended March 31, 2011 and 2010, respectively. The increase in operating expense was mainly due to an increase in travel expense, payroll expense and consultation service fees in the third quarter of fiscal 2011.

Corporate

The (loss) / income from operations for corporate for the third quarters of fiscal 2011 and 2010 were as follows:

	Three Months Ended March 31,
(Unaudited)	2011	2010
(Loss)/ Income from operations	$(102)	$95

Corporate operating loss increased by $197 to a loss of $102 for the three months ended March 31, 2011, from an income of $95 in the same period of the last fiscal year. The increase in operating loss was mainly due to a lower corporate charges percentage charged to the subsidiaries in the third quarter of fiscal 2011 as compared to the same period of the last fiscal year.  In the third quarter of fiscal 2011, we decreased corporate charges imposed on all the subsidiaries to cover corporate expenses excluding  the non-cash stock option expenses. Management reviews the corporate charges periodically to ensure that the amount charged to the subsidiaries is adequate to cover the corporate expenses excluding the stock option expenses.

Comparison of the Nine Months Ended March 31, 2011 and March 31, 2010

	Nine Months Ended March 31,
	2011	2010
Revenue	100.0%	100.0%
Cost of sales	75.2	82.4
Gross Margin	24.8%	17.6%
Operating expenses
General and administrative	21.6%	19.4%
Selling	1.3	1.7
Research and development	0.6	0.1
Gain on disposal of PP&E	(0.5)	0.0
Total operating expenses	23.0%	21.2%
Income (Loss) from Operations	1.8%	(3.6)%

Overall Gross Margin

Overall gross margin as a percentage of revenue increased by 7.2% to 24.8% for the nine months ended March 31, 2011, from 17.6% in the same period of the last fiscal year as a result of an improvement in the gross profit margin from all the segments.

Gross profit margin as a percentage of revenue in the manufacturing segment increased by 0.3% to 14.4% for the nine months ended March 31, 2011, from 14.1% in the same period of the last fiscal year. The increase was primarily due to an increase in revenue as a result of an increase in demand and volume in our Singapore operations in the first two quarters of fiscal 2011. As the fixed costs were spread over the increased output, gross margins improved. In terms of dollar amount, the gross profits in the manufacturing segment increased by $412, to $2,400 for the nine months ended March 31, 2011 from $1,988 for the same period of the last fiscal year.

Gross profit margin as a percentage of revenue in the testing segment increased by 10.3% to 39.7% for the nine months ended March 31, 2011, from 29.4% in the same period of the last fiscal year.   The increase was primarily due to an increase in testing volume.  Significant portions of our operating costs are fixed in the testing segment.  Thus, as the demand of services and factory utilization increase, the fixed costs are spread over the increased output, which improves gross profit margin. In terms of dollar amount, the gross profit in the testing segment increased by $1,450 to $3,836 for the nine months ended March 31, 2011 from $2,386 for the same period of the last fiscal year.

Gross profit margin as a percentage of revenue in the distribution segment increased by 8.3% to 25.5% for the nine months ended March 31, 2011, from 17.2% for the same period of the last fiscal year.  In terms of dollar amount, gross profit in the distribution segment for the nine months ended March 31, 2011 was $160, an increase of $66 compared to $94 in the same period of the last fiscal year. The increase in the gross profit was primarily due to a change in product mix. We obtained projects with higher profit margins for the nine months ended March 31, 2011 as compared to the same period of the last fiscal year. The gross profit margin of the distribution segment was not only affected by the market price of our products, but also our product mix, which changes frequently as a result of changes in market demand.

Gross profit margin as a percentage of revenue in the real estate segment was 83.4% for the nine months ended March 31, 2011, an increase of 6% from 77.4% for the same period in the last fiscal year. In terms of dollar amount, gross profit in the real estate segment for the nine months ended March 31, 2011 was $841, an increase of $441, from $400 in the same period of the last fiscal year.  The increase in the gross profit margin as a percentage of revenue in the real estate segment was due to an increase of $498 in investment income for the nine months ended March 31, 2011, which had a lower direct cost as compared to $284 for the same period in the previous fiscal year.

Gross profit margin as a percentage of revenue in the fabrication services segment was negative 50.0% for the nine months ended March 31, 2011, an improvement of 29.8% from a negative margin of 79.8% for the same period of the last fiscal year. In terms of dollar amount, gross profit in the fabrication services segment for the nine months ended March 31, 2011 was a loss of $198, an improvement of $444, from a loss of $642 in the same period of the last fiscal year. The cost of sales of this fabrication segment mainly consisted of rental, depreciation expenses and cost of direct labor. In the first quarter of fiscal 2011, we extended the lease of the yard for three more years, which resulted in the depreciation of the leasehold improvement to be spread over its revised longer useful life, as compared to the same period of last fiscal year.

Operating Expenses

Operating expenses for the nine months ended March 31, 2011 and 2010 were as follows:

	Nine Months Ended March 31,
(Unaudited)	2011	2010
General and administrative	$6,131	$4,661
Selling	364	410
Research and development	175	29
Loss / (Gain) on disposal of PP&E	(146)	(5)
Total	$6,524	$5,095

General and administrative expenses increased by $1,470, or 31.5%, from $4,661 to $6,131 for the nine months ended March 31, 2011 compared to the same period of the last fiscal year, primarily due to an increase in the stock option expenses of approximately $586 in the nine months ended March 31, 2011 and an increase in payroll related expenses in our Singapore and Malaysia operations as compared to the same period in the last fiscal year. In the second quarter of fiscal 2009, we implemented four day work weeks for all the employees in the Singapore operation as part of our cost cutting strategy, which resulted in lower payroll related expenses for the nine months ended March 31, 2010. In the fourth quarter of fiscal 2009, our Singapore operation restored five day work weeks. Subsequently, in the first quarter of fiscal 2011, there was a salary restoration, which resulted in higher general and administrative expenses. The salary restoration is dependent on demand and supply of labor market. In addition, the Tianjin facility commenced its operations in this quarter and increased the general and administrative expenses as compared to the same period of the last fiscal year.

Selling expenses decreased by $46, or 11.2%, for the nine months ended March 31, 2011, from $410 to $364 compared to the same period of the last fiscal year, mainly due to less provision of warranty expenses in the Singapore manufacturing operation which was partially offset by an increase in travel expenses in the distribution and testing segments in an efforts to seek for new business. We recovered $64 in warranty expenses during the nine months ended March 31, 2010 for the expired warranty agreements.

Research and development increased by $146, or 503.4%, from $29 for the nine months ended March 31, 2010, to $175 for the nine months ended March 31, 2011, mainly due to an increase in research and development efforts in our Singapore manufacturing operations. Our Singapore operations increased efforts into research and development to provide solutions for our customers and development of equipment to assist in the troubleshooting and repair process.

Gain on disposal of property, plant and equipment was $146 for the nine months ended March 31, 2011, as compared to a gain of $5 for the same period of the last fiscal year. The increase was primarily due to gain of approximately $152 from the disposal of two commercial units, which were held for rental purpose previously in the real estate segment. It was partially offset by a loss on the disposal of a motor vehicle in the Singapore operations.

Income / (Loss) from Operations

Income from operations increased by $1,384, from a loss of $869 for the nine months ended March 31, 2010 to an income of $515 for the nine months ended March 31, 2011, mainly due to an increase in revenue, an improvement in gross profit margin in the first two quarters of fiscal 2011 and partially offset by an increase in operating expenses.

Interest Expenses

Interest expenses for the nine months ended March 31, 2011 and 2010 were as follows:
	Nine Months Ended March 31,
(Unaudited)	2011	2010
Interest expenses	$(173)	$(123)

Interest expense increased by $50 to $173 for the nine months ended March 31, 2011, primarily due to an increase in the bank effective interest rate for the term loan in the Malaysia operation. There was no outstanding bank loan for Singapore operation since the first quarter of fiscal 2011.

Other Income , Net

Other income, net for the nine months ended March 31, 2011 and 2010 were as follows:

	Nine Months Ended March 31,
(Unaudited)	2011	2010
Other income, net	$430	$159

Other income, net increased by $271 to $430 for the nine months ended March 31, 2011 from an income of $159 in the same period of the last fiscal year, primarily attributable to the real estate segment of RMB 650, or approximately $97 on the amount invested in the property development projects located in Chongqing City, China which was classified as a loan based on ASC Topic 310-10-25 Receivables, reversal of contingent liability of SGD $145, or approximately $110, in the fabrication segment in the first quarter of fiscal 2011. The contingent liability provided in last fiscal year was reversed as the projects have been successfully completed.

Income Tax Expense

Income tax expense for the nine months ended March 31, 2011 was $195, an increase of $145, compared to $50 for the same period of the last fiscal year.  The increase in income tax expense was mainly due to an increase in income in the China and Thailand operations for the nine months ended March 31, 2011. It was partially offset by the tax benefit from the operating loss carry forward in our Singapore operation. As of March 31, 2011 we had net operating loss carry forwards of Singapore dollars $2,656, or approximately $2,009 based on the exchange rate as of March 31, 2011 published by the Monetary Authority of Singapore, in our Singapore operation for Singapore income tax purposes. We were able to utilize the net operating loss carry forwards of Singapore dollar $107, or approximately $81 based on the exchange rate as of March 31, 2011 published by the Monetary Authority of Singapore, against income generated from this operation for the nine months ended March 31, 2011.

Loss from Discontinued Operations

Loss from discontinued operations decreased by $30 to $2 for the nine months ended March 31, 2011 from $32 for the same period of the last fiscal year.  The decrease in the loss from discontinued operations was primarily due to a decrease in general and administrative expenses due to discontinuation of the testing business in our Shanghai operation for the nine months ended March 31, 2011 as compared to the same period of the last fiscal year.

Non-controlling Interest

As of March 31, 2011, we held a 55% interest in Trio-Tech (Malaysia) Sdn. Bhd., Trio-Tech (Kuala Lumpur) Sdn Bhd. SHI International Pte. Ltd., Singapore, PTSHI Indonesia and a 76% interest in Prestal Enterprise Sdn. Bhd. The non-controlling interest for the three months ended March 31, 2011 in the net income of subsidiaries was $352, an increase of $495 compared to the net loss of $143 for the same period of the last fiscal year.  The increase in the non-controlling interest in the net income of subsidiaries was attributable to the increase in net income generated by the Malaysia operation, as a result of increase in revenue and also a decrease in the net loss generated by the Indonesia operation, as compared to the same period of the last fiscal year. Trio-Tech (Kula Lumpur) Sdn. Bhd., and Prestal Enterprise Sdn. Bhd were dormant companies, while SHI International Pte. Ltd., Singapore, is an investment holding company of PTSHI Indonesia.

Net Income / (Loss)

Net income was $216 for the nine months ended March 31, 2011, an increase of $988 from a net loss of $772 for the nine months ended March 31, 2010. The improvement in net income was mainly due to an increase in revenue and gross margin, but was partially offset by operating expenses, as previously discussed.

Earnings  / (Loss) per Share

Basic earnings per share from continuing operations for the nine months ended March 31, 2011 were $0.07, an increase of $0.30 from a loss of $0.23 per share in the same period of the last fiscal year. There was no income or loss from discontinued operations for the nine months ended March 31, 2011. However, for the same period of the last fiscal year, basic loss per share attributable to discontinued operations for the nine months ended March 31, 2010 was $0.01 per share.

Diluted earnings per share from continuing operations for the nine months ended March 31, 2011 were $0.06, an increase of $0.29 from a loss of $0.23 per share in the same period of the last fiscal year. There was no income or loss from discontinued operations for the nine months ended March 31, 2011. However, for the same period of the last fiscal year, diluted loss per share attributable to discontinued operations for the nine months ended March 31, 2010 was $0.01 per share.

Segment Information

The revenue, gross profit margin and income or loss from each segment for the nine months ended March 31, 2011 and 2010, respectively, are presented below.  As the segment revenue and gross margin for each segment have been discussed in the previous section, only the comparison of income from operations is discussed below.

Manufacturing Segment

The revenue, gross margin and loss from operations for the manufacturing segment for the nine months ended March 31, 2011 and 2010 were as follows:

	Nine Months Ended March 31,
(Unaudited)	2011	2010
Revenue	$16,717	$14,083
Gross margin	14.4%	14.1%
Loss from operations	$(473)	$(349)

Loss from operations from the manufacturing segment increased by $124 to a loss of $473 for the nine months ended March 31, 2011 from a loss of $349 in the same period of the last fiscal year, primarily due to an increase in operating expenses of $536, which was partially offset by an increase in the gross profit of $412, as discussed earlier. Operating expenses for the manufacturing segment were $2,873 and $2,337 for the nine months ended March 31, 2011 and 2010, respectively. The increase in the operating expenses was mainly attributable to the increase in payroll expenses in the Singapore operation as we had a salary restoration in the first quarter of the fiscal 2011 as well as an increase in the research and development expenses as we increased our efforts in our Singapore manufacturing operation. The salary restoration is dependent on demand and supply of labor market.

Testing Segment

The revenue, gross margin and income / (loss) from operations for the testing segment for the nine months ended March 31, 2011 and 2010 were as follows:

	Nine Months Ended March 31,
(Unaudited)	2011	2010
Revenue	$9,659	$8,104
Gross margin	39.7%	29.4%
Income / (Loss) from operations	$1,071	$(82)

Income from operations in the testing segment for the nine months ended March 31, 2011 was $1,071, an increase of $1,153, compared to a loss of $82 in the same period of the last fiscal year.  The increase in operating income was attributable to an increase in gross profit of $1,450, which was partially offset by an increase of $297 in operating expenses. Operating expenses were $2,765 and $2,468 for the nine months ended March 31, 2011 and 2010, respectively. The increase in operating expenses was mainly due to an increase in payroll related expenses in our Singapore and Malaysia operations as well as the newly incorporated entity in Tianjin. We increased the employee headcount in our Malaysia operation since the first quarter of 2011 to handle the increase in sales in that operation. Moreover, TTTJ was incorporated in the first quarter of fiscal 2011 and it incurred general and administrative expenses of $197 for the nine months ended March 31, 2011.

Distribution Segment

The revenue, gross margin and income from operations for the distribution segment for the nine months ended March 31, 2011 and 2010 were as follows:

	Nine Months Ended March 31,
(Unaudited)	2011	2010
Revenue	$627	$545
Gross margin	25.5%	17.2%
Income from operations	$102	$33

Income from operations in the distribution segment increased by $69 to $102 for the nine months ended March 31, 2011, from $33 for the nine months ended March 31, 2010.   The increase in operating income was mainly due to an increase in gross profit of $66 and a decrease in operating expenses of $3. Operating expenses were $58 and $61 for the nine months ended March 31, 2011 and 2010, respectively. The decrease in operating expenses was mainly due to a decrease in the allocation of the corporate expense to the distribution segment. In the third quarter of fiscal 2011, we decreased the percentage of revenue imposed on all the subsidiaries due to an increase in the revenue from subsidiaries. The revenue percentage charged on subsidiaries is a reimbursement to the corporate office to cover its operating expenses. Management reviews this percentage periodically to make sure the amount charged is sufficient to cover corporate expenses.

Real Estate Segment

The revenue, gross margin and income from operations for the real estate segment for the nine months ended March 31, 2011 and 2010 were as follows:

	Nine Months Ended March 31,
(Unaudited)	2011	2010
Revenue	$1,008	$517
Gross margin	83.4%	77.4%
Income from operations	$795	$328

Income from operations in the real estate segment for the nine months ended March 31, 2011 was $795, an increase of $467 compared to $328 for the same period of the last fiscal year.  The increase in operating income was mainly due to an increase in gross profit of $441 and a decrease in operating expenses of $26. The operating expenses were $46 and $72 for the nine months ended March 31, 2011 and 2010, respectively. The decrease in operating expenses was mainly due to the gain of approximately $152 on the sale of commercial units, which were held for rental purpose previously, in the third quarter of fiscal 2011. It was partially offset by an increase in the travel expenses as a result of more frequent travel in the first two quarters of fiscal 2011 for investments in the new projects.

Fabrication Services

The revenue, gross profit margin and loss from operations for the fabrication services segment for the nine months ended March 31, 2011 and 2010 were as follows:

	Nine Months Ended March 31,
(Unaudited)	2011	2010
Revenue	$396	$805
Gross margin	(50.0)%	(79.8)%
Loss from operations	$(641)	$(1,120)

Loss from operations in the fabrication services segment was $641 for the nine months ended March 31, 2011, a decrease of $479, compared to a loss of $1,120 for the same period of the last fiscal year. The decrease in operating loss was mainly due to a decrease in negative gross margin of $444 and a decrease in operating expense of $35. The operating expense was $443 and $478 for the nine months ended March 31, 2011 and 2010, respectively.  The decrease in the operating expense was mainly due to a decrease in warranty expense as a result of lower revenue in the nine months ended March 31, 2011 as compared to same period of the last fiscal year.

Corporate

The (loss) / income from operations for corporate for the nine months ended March 31, 2011 and 2010 were as follows:

	Nine Months Ended March 31,
(Unaudited)	2011	2010
(Loss) / income from operations	$(339)	$321

Corporate operating loss increased by $660 to $339 for the nine months ended March 31, 2011, from an income of $321 in the same period of the last fiscal year.  The increase in operating loss was mainly due to an increase in corporate stock option expenses of $586 for the nine months ended March 31, 2011 as compared to the same period of last fiscal year. In the second quarter of fiscal 2011, we granted options to purchase 100,000 shares of common stock pursuant to the 2007 Employee Plan and options to purchase 150,000 shares of common stock pursuant to the 2007 Directors Plan. We did not grant any options during the nine months ended March 31, 2010. In the third quarter of fiscal 2011, we decreased corporate charges imposed on all the subsidiaries to cover corporate expenses excluding the stock option expenses. Management reviews the corporate charges periodically to ensure that the amount charged is adequate to cover corporate expenses excluding the stock option expenses.

Financial Condition

During the nine months ended March 31, 2011, total assets decreased by $4,608, from $41,724 at June 30, 2010 to $37,116. The decrease was in short term deposits, accounts receivables, other receivables, inventory, and investment in property development, which was partially offset by an increase in cash & cash equivalent, prepayment, loans receivable from property development projects, property, plant and equipment, investment in unconsolidated joint ventures, asset held for sales, restricted cash and other assets.

At March 31, 2011, short term cash deposits were $597, reflecting a decrease of $2,117 from $2,714 at June 30, 2010, primarily due to withdrawal of the short term deposits for the purchase of property, plant and equipment for TTTJ, which commenced operating activities in the third quarter of fiscal 2011, an increase in payment to the suppliers during the ordinary course of business and an increase in the restricted cash.

At March 31, 2011, the accounts receivable balance decreased by $6,228 from $12,142 at June 30, 2010 to $5,914, primarily due to a decrease in revenue in the third quarter of fiscal 2011 as compared to the fourth quarter of fiscal 2010. The rate of turnover of accounts receivables was 86 days at the end of the third quarter of fiscal 2011 compared with 80 days at fiscal year-end 2010.

At March 31, 2011, other receivables were $275, reflecting a decrease of $503 from $778 at June 30, 2010, primarily due to a refund of goods service tax  (“GST”) of approximately $682 from the Singapore operation in the nine months ended March 31,2011. The decrease in other receivables was partially offset by an increase in value added tax receivables (“VAT”) from our newly incorporated Tianjin operation in fiscal year 2011. The increase in capital expenditure from our Tianjin operation resulted in higher input tax, which is claimable from the revenue office after offsetting with output tax collected from sales, and thus, we recorded as value added tax receivable. VAT or GST is a consumption tax levied on any value that is added to a products or services. The input tax paid if it exceeds the output tax collected will result in refund claimable from the revenue office.

Inventory at March 31, 2011 was $2,469, a decrease of $931, or 27.4%, compared to $3,400 at June 30, 2010. The decrease in inventory was mainly due to a decrease in works in progress and finished goods for the Singapore operation. The turnover of inventory was 54 days at the end of the third quarter of fiscal 2011 compared with 43 days at fiscal year-end 2010.  The higher turnover was due to a decrease in sales of finished goods and usage of raw materials in our manufacturing segment in the third quarter of fiscal year 2011 as compared to the previous quarters.

We have zero balance in investment in property as of  March 31, 2011, compared to $887 at June 30, 2010.  The decrease in property development was due to all investment being fully repaid to TTCQ in the second quarter of fiscal year 2011.

Cash and cash equivalent were $4,645 at March 31, 2011, reflecting an increase of $1,401 from $3,244 at June 30, 2010, primarily due to withdrawal of the short-term deposits and collection of account receivables.

Prepaid expenses and other current assets were $421 at March 31, 2011, an increase of $125 as compared to $296 at June 30, 2010, primarily due to increased prepayments of $116 to suppliers by our newly incorporated Tianjin operation

Loan receivables from property development projects at March 31, 2011 were $1,068. We did not have any balance in loan receivables as of December 31, 2010. The increase in loan receivables from property development projects was primarily due to a loan receivable from property development projects of RMB 5,000 and RMB 2,000, or approximately $763 and $305 based on the exchange rate as of March 31, 2011 published by the Monetary Authority of Singapore, from Jiasheng and Jianghuai, respectively, as previously discussed.

In the second quarter of fiscal 2011 the Company made a new investment under “investment in unconsolidated joint ventures”, amounting to RMB 5,000 at March 31, 2011, or approximately $763 based on the exchange rate as of March 31, 2011 published by the Monetary Authority of Singapore. There was no such investment in the same period of the prior fiscal year.

Property, plant and equipment increased by $1,582, from $12,695 at June 30, 2010 to $14,277 at March 31, 2011. Capital expenditures were $2,646, which consisted of $2,149 for cash expenditures and $497 for capital leases, for the nine months ended March 31, 2011, compared with $6,336 for the same period of the last fiscal year.  The increase in the property, plant and equipment was mainly for the purchase of machinery and equipment of $1,811 by our Tianjin operations. Total depreciation was $1,929 for the nine months ended March 31, 2011, compared with $1,600 for the same period in the last fiscal year. The increase in depreciation expenses was mainly due to the additions in fixed assets in the Malaysia and Tianjin operations after the third quarter of fiscal 2010, which resulted in higher depreciation expenses for the nine months ended March 31, 2011.

Other assets as March 31, 2011 increased by $668 to $1,848, compared to $1,180 at June 30, 2010.  The increase in other assets was primarily due to the down payment of $290 and $249 for the purchase of fixed assets in the Tianjin and Indonesia operations respectively and the deferred tax assets of $186 in the Chongqing operation, which relates to the remaining RMB 5,000 for the services rendered in connection with obtaining priority to bid in certain real estate projects from the local government. The increase in other asset was partially offset by a decrease in the down payment of fixed asset in Chongqing and Malaysia operations.

Assets held for sale at March 31, 2011 was $137, which was a building that was held for sales in Penang, Malaysia, as previously discussed.

Restricted cash at March 31, 2011 increased by $1,225 to $3,472, compared to $2,247 at June 30, 2010.  This was mainly due to the increase in restricted cash pledged to the bank for the bank facilities in the Singapore and Malaysia operations.

Liquidity Comparison

Net cash provided by operating activities increased by $4,982 to $4,720 for the nine months ended March 31, 2011 from an outflow of $262 in the same period of the last fiscal year. The increase in net cash provided by operating activities was primarily due to an increase in net income of $1,483 and an increase of $11,802 in cash inflow from change in account receivables, which was partially offset by an increase of $10,728 in cash outflow from change in accounts payables and other accrued liabilities.

Net cash used in investing activities decreased by $3,415 to $1,572 for the nine months ended March 31, 2011 from $4,987 for the same period of the last fiscal year.  The decrease in cash used in investing activities was primarily due to a decrease of $1,989 in capital expenditures, an increase of $1,049 in proceeds from unrestricted and restricted term deposits and proceeds of $1,026 from the disposal of investment property by the Chongqing operations, which was partially offset by an increase of investment in joint ventures of $748 and an investment of $1,068 in property development projects in the second quarter of fiscal 2011.   The significant capital expenditure incurred in last fiscal year was mainly for the Malaysia operation expansion and the setup of the Indonesia operation.

Net cash used in financing activities for the nine months ended March 31, 2011 was $1,780, representing a decrease of $4,410 compared to net cash inflow of $2,630 during the same period of last fiscal year.  The decrease was primarily due to a decrease of $2,438 in proceeds from bank loans and an increase of $2,586 in repayment of line of credit.  In the same period of last fiscal year, our Malaysia operation obtained a long-term loan of RM 9,625, or approximately $2,438 from a financial institution for the purpose of purchase of building for its testing operations in Petaling Jaya, Kuala Lumpur, Malaysia.

We believe we have the necessary financial resources to meet our projected cash requirements for at least the next twelve months.

Critical Accounting Estimates & Policies

Beside the accounting policy on revenue recognition disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the most recent Annual Report on Form 10-K, we adopted the joint venture, equity method, loan receivable and interest income in the second quarter of fiscal year 2011.

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

 ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2011, the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective at a reasonable level.

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

Item 1A.       Risk Factors.

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

Item 4.          [Removed and Reserved]

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
VICTOR H.M. TING Vice President and Chief Financial Officer (Principal Financial Officer) Dated: May 16, 2011