Form 10-K
period 2011-06-30
TRIO TECH INTERNATIONAL
filed 2011-09-28
CIK 732026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

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
☐Yes    ☑No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑Yes    ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in a definitive proxy statement or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):    Large Accelerated Filer☐  Accelerated Filer☐  Non-Accelerated Filer (Do not check if a smaller reporting company)☐   Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐Yes   ☑No

The aggregate market value of voting stock held by non-affiliates of Registrant, based upon the closing price of $4.17 for shares of the registrant’s Common Stock on December 31, 2010, the last business day of the registrant’s most recently completed second fiscal quarter as reported by the NYSE Amex, was approximately $8.4 million. In calculating such aggregate market value, shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock (including shares with respect to which a holder has the right to acquire beneficial ownership within 60 days) were excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock outstanding as of September 26, 2011 was 3,321,555.

Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference information from Registrant’s Proxy Statement for its 2011 Annual Meeting of Shareholders to be filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K.

TRIO-TECH INTERNATIONAL

-i-

TRIO-TECH INTERNATIONAL

PART I

ITEM 1 – BUSINESS (IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE AMOUNTS)

Cautionary Statement Regarding Forward-Looking Statements

The discussions of Trio-Tech International’s (the “Company”) business and activities set forth in this Form 10-K and in other past and future reports and announcements by the Company may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and assumptions regarding future activities and results of operations of the Company.  In light of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the following factors, among others, could cause actual results to differ materially from those reflected in any forward-looking statements made by or on behalf of the Company: market acceptance of Company products and services; changing business conditions or technologies and volatility in the semiconductor industry, which could affect demand for the Company’s products and services; the impact of competition; problems with technology; product development schedules; delivery schedules; changes in military or commercial testing specifications which could affect the market for the Company’s products and services; difficulties in profitably integrating acquired businesses, if any, into the Company; risks associated with conducting business internationally and especially in Southeast Asia, including currency fluctuations and devaluation, currency restrictions, local laws and restrictions and possible social, political and economic instability; credit risks in the Chinese real estate industry; risks related with political and economic turmoil in Indonesia which could impact our fabrication services segment;  changes in macroeconomic conditions and credit market conditions; and other economic, financial and regulatory factors beyond the Company’s control. In some cases, you can identify forward-looking statements by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” “believes,” “can impact,” “continue,” or the negative thereof or other comparable terminology.

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

We operate our business in five segments: manufacturing, testing services, distribution, real estate and fabrication services. Geographically, we operate in the U.S., Singapore, Malaysia, Thailand, China and Indonesia.  We operate six testing services facilities; one in the United States and five in Southeast Asia.   We operate two manufacturing facilities: one is located in the United States and the other one is in Southeast Asia. Our distribution segment, the real estate segment and fabrication services operate primarily in Southeast Asia. Our major customers are concentrated in Southeast Asia and they are either semiconductor chip manufacturers or testing facilities that purchase testing equipment.  For information relating to revenues, profit and loss and total assets for each of our segments, see Note 23 - Business Segments contained in our consolidated financial statements included in this Form 10-K.

Company History (5 years)

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
Trio-Tech Singapore was recertified to ISP 14001:2004 standards.
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
Trio-Tech Singapore established a subsidiary, Trio-Tech (Tianjin) Co., Ltd. in China.
Trio-Tech (Tianjin) Co., Ltd. achieved ISO 9001-2008 certification.

2011
SHI International Pte. Ltd. achieved ISO 9001: 2008 certification.
Universal (Far East) Pte. Ltd. was recertified to ISO 9001: 2008 standards.
Trio-Tech (Tianjin) Co., Ltd. was certified for ISO/TS 16949: 2009 standards.

Overall Business Strategies

Our core business is and historically has been in the semiconductor industry (testing services, manufacturing and distribution).  Revenue from this industry accounted for 94.5% and 95.7% of our revenue for fiscal year 2011 and fiscal year 2010, respectively. The semiconductor industry has experienced periods of rapid growth, but has also experienced downturns, often in connection with, or in anticipation of, maturing product cycles of both semiconductor companies’ and their customers’ products and declines in general economic conditions. As a result of the credit market crisis in 2008 and other macroeconomic challenges affecting the global economy, the global semiconductor industry suffered a sharp downturn in calendar 2009 throughout 2010. To reduce our risks associated with sole industry focus and customer concentration, the Company expanded its business into real estate investment and oil and gas equipment fabrication businesses in 2007 and 2009, respectively.

Our strategic plan related with our semiconductor business assumes growth targets will be achieved by pursuing and winning new business in the following areas:

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

Business Segments

Testing Services

Our Testing services are rendered to manufacturers and purchasers of semiconductors and other entities who either lack testing capabilities or whose in-house screening facilities are insufficient for testing devices in order for them to make sure that these products meet military or certain commercial specifications. Customers outsource their test services either to accommodate fluctuations in output or to benefit from economies that can be offered by third party service providers.

Our laboratories perform a variety of tests, including stabilization bake, thermal shock, temperature cycling, mechanical shock, constant acceleration, gross and fine leak tests, electrical testing, microprocessor equipment contract cleaning services, static and dynamic burn-in tests, reliability lab services and vibration testing.  We also perform qualification testing, consisting of intense tests conducted on small samples of output from manufacturers who require qualification of their processes and devices.

We use our own proprietary equipment for certain burn-in, centrifugal and leak tests, and commercially available equipment for various other environmental tests. We conduct the majority of our testing operations in Southeast Asia with facilities in Singapore, Malaysia, Thailand and China, which have been certified to the relevant ISO quality management standards.

Manufacturing

We manufacture both front-end and back-end semiconductor test equipment and related peripherals at our facilities in Singapore and the United States.

Front-End Products

Artic Temperature Controlled Wafer Chucks

Artic Temperature Controlled Chucks are used for test, characterization and failure analysis of semiconductor wafers and such other components at accurately controlled cold and hot temperatures.  These systems provide excellent performance to meet the most demanding customer applications.  Several unique mechanical design features, provide excellent mechanical stability under high probing forces and across temperature ranges.

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

Back-End Products

Autoclaves and HAST (Highly Accelerated Stress Test) Equipment

We manufacture autoclaves, HAST systems and specialized test fixtures. Autoclaves provide pressurized, saturated vapor (100% relative humidity) test environments for fast and easy monitoring of integrated circuit manufacturing processes. HAST systems provide a fast and cost-effective alternative to conventional non-pressurized temperature and humidity testing.

Burn-in Equipment and Boards

We manufacture burn-in systems, burn-in boards and burn-in board test systems. Burn-in equipment is used to subject semiconductor devices to elevated temperatures while testing them electrically to identify early product failures and to assure long-term reliability. Burn-in boards are used to mount devices during high temperature environmental stressing tests.  We provide integrated burn-in automation solutions to improve products’ yield, reduce processing downtime and improve efficiency. In addition, we develop cooling solution, which is used to cool or maintain the temperature of high power heat dissipation semiconductor devices.

Component Centrifuges and Leak Detection Equipment

We manufacture centrifuges and leak detection equipment which are used to test the mechanical integrity of ceramic and other hermetically sealed semiconductor devices and electronic parts for high reliability and aerospace applications.  Leak detection equipment is designed to detect leaks in hermetic packaging.  The bubble tester is used for gross leak detection.  A visual bubble trail will indicate when a device is defective.

Distribution

In addition to marketing our proprietary products, we distribute complementary products made by manufacturers mainly from the United States, Europe and Japan.  The products include environmental chambers, handlers, interface systems, vibration systems, shaker systems, solderability testers and other semiconductor equipment. Besides equipment, we also distribute a wide range of components such as connectors, sockets and touch-screen panels.

Real Estate

Our real estate segment generates investment income from the investment made and rental revenue from real estate we purchased in Chongqing, China.

Fabrication

We fabricate equipment and structures used in the oil and gas industry at our subsidiary, PT SHI Indonesia, in  Batam, Indonesia. Indonesia is one of the largest oil and gas producers in Southeast Asia, as well as a major exporter of liquefied natural gas in Asia.  Management believes there is potential growth in demand for equipment and machinery in this sector.

Product Research and Development

We focus our research and development activities on improving and enhancing both product design and process technology. We conduct product and system research and development activities for our products in Singapore and the United States, Research and development expenses were $250 and $39 in fiscal 2011 and 2010, respectively. Our Singapore operation increased efforts into research and development in fiscal year 2011 to provide solutions for our customers and development of equipment to assist in the troubleshooting and repair process, the cost of which was not borne directly by our customers.

Marketing, Distribution and Services

We market our products and services worldwide, directly and through independent sales representatives and our own marketing sales team. We have approximately seven independent sales representatives operating in the United States and another eighteen in various foreign countries. Of the twenty-five sales representatives, seven are representing the distribution segment and eighteen are representing the testing services segment and the manufacturing segment for various products and services produced and provided from our facilities in different locations.

In fiscal 2011 and 2010, combined sales of equipment and services to our three largest customers accounted for approximately 75.5% and 72.0%, respectively, of our total net revenue. We had sales of $23,811 (67.0%) and $23,349 (63.2%) to Customer A for fiscal years 2011 and 2010 respectively. Although the top customer mentioned above is a U.S. company, the revenue generated from them was from their facilities located outside of the U.S. The majority of our sales and services in fiscal years 2011 and 2010 were to customers outside of the United States.

Backlog

The following table sets forth the Company's backlog at the dates indicated (amounts in thousands):

	June 30,	June 30,
	2011	2010

Manufacturing backlog	$2,079	$7,181
Testing services backlog	870	618
Distribution backlog	317	199
Real estate backlog*	223	339
Fabrication services backlog	1,935	9
	$5,424	$8,346

*Real estate backlog is based on the rental income from non-cancellable lease.

Based upon our past experience, we do not anticipate any significant cancellations or re-negotiation of sales.  The purchase orders for the manufacturing, testing services and distribution businesses generally require delivery within 12 months from the date of the purchase order and certain costs are incurred before delivery. In the event of a cancellation of a confirmed purchase order, we require our customers to reimburse us for all costs incurred. We do not anticipate any difficulties in meeting delivery schedules.

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

The principal competitive factors in the manufacturing industry include product performance, reliability, service and technical support, product improvements, price, established relationships with customers and product familiarity. We make every effort to compete favorably with respect to each of these factors.  Although we have competitors for our various products, we believe that our products compete favorably with respect to each of the above factors. We have been in business for more than 53 years and have operation facilities mostly located in Southeast Asia.  Those factors combined have helped us to establish and nurture long-term relationships with customers and will allow us to continue doing business with our existing customers upon their relocation to other regions where we have a local presence or are able to reach.

The real estate industry in China has grown dramatically over the last two decades. The real estate market in China presents not only huge business opportunities but also various special characteristics at both industrial and business levels. We cooperate closely with our joint venture partner, JiaSheng Property Development Co. Ltd.(“JiaSheng”), who has many years’ experience in the real estate business in China. We believe the experience from our partner combined with our investment experience helps us to be more competent.

Our fabrication services segment is located in Indonesia.  Indonesia is one of the largest oil and gas producers in Southeast Asia, as well as a major exporter of liquefied natural gas in Asia. As the demand for oil and gas has been increasing steadily for the past few years, we believe that this may lead to an increase in capital spending for oil and gas exploration and development, as well as capital spending on technology advances to improve the success rate in oil and gas discovery at lower costs.  In addition, as offshore oil and gas exploration moves into more challenging deep waters and locations where infrastructure is lacking, larger and more complex equipment may be needed to support the production facility. Our location in Batam, Indonesia is ideal for transportation of huge structures which allows us to meet the demands of complex projects from customers in Indonesia.

Patents

The manufacturing segment holds a United States patent granted in 1994 on certain aspects of its Artic temperature test systems.  In 2001, we registered a new United States patent (for 21 years) for several aspects of a new range of Artic Temperature Controlled Chucks.  As these patents are not significant for our manufacturing segment due to the change in our products portfolio, the capitalized cost of the patents was written off in fiscal 2002 because of the impairment assessed by our management. In fiscal 2011 and 2010, we did not register any patents within the U.S.

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

Employees

As of June 30, 2011, we had approximately 501 employees. Geographically, approximately 8 full time employees were located in the United States and approximately 493 full time employees in Southeast Asia.  None of our employees are represented by a labor union.

There were approximately 94 employees in the manufacturing segment, 334 employees in the testing services segment, 3 employees in the fabrication services segment, 4 employees in the real estate segment and 66 employees in general administration, logistics and others.

ITEM 1A – RISK FACTORS

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, we are not required to provide the information required by this item.

ITEM 1B – UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2 – PROPERTIES

As of the date of filing of this Form 10-K, we believe that we are utilizing approximately 95% of our fixed property capacity. We also believe that our existing facilities are adequate and suitable to cover any sudden increase in our needs in the foreseeable future.

The following table presents the relevant information regarding the location and general character of our principal manufacturing and testing facilities:
		Approx.	Owned (O)
Location	Segment	Sq. Ft. Occupied	or Leased (L) & Expiration Date
16139 Wyandotte Street, Van Nuys,	Corporate	5,200	(L) Dec. 2014
CA 91406, United States of America	Testing Services/ Manufacturing
1004, Toa Payoh North, Singapore
Unit No. HEX 07-01/07,	Testing Services	6,864	(L) Sept. 2012
Unit No. HEX 07-01/07, (ancillary site)	Testing Services	2,339	(L) Sept. 2012
Unit No. HEX 03-01/02/03,	Testing Services /Manufacturing	2,959	(L) Sept. 2012
Unit No. HEX 01-08/15,	Testing Services /Manufacturing	6,864	(L) Jan. 2012*3
Unit No. HEX 01-08/15, (ancillary site)	Testing Services /Manufacturing	1,980	(L) Jan. 2012*3
Unit No. HEX 01-16/17,	Testing Services	1,983	(L) Jan. 2012*3
Unit No. HEX 03-08/10,	Manufacturing	2,959	(L) May 2013
1008, Toa Payoh North, Singapore
Unit No. HEX 03-09/17,	Manufacturing	6,099	(L) Jan. 2012*3
Unit No. HEX 03-09/17, (ancillary site)	Manufacturing	70	(L) Jan. 2012*3
Unit No. HEX 07-17/18,	Testing Services	4,315	(L) Nov. 2012
Unit No. HEX 07-17/18, (ancillary site)	Testing Services	25	(L) Nov. 2012
Unit No. HEX 02-17	Manufacturing	832	(L) Jun. 2013
Unit No. HEX 02-15/16	Manufacturing	1,400	(L) Jul. 2013
Unit No. HEX 01-09/10/11	Manufacturing	2,202	(L) Nov. 2012
Unit No. HEX 01-15/16	Manufacturing	1,400	(L) Sept. 2011*4
Unit No. HEX 01-08	Manufacturing	603	(L) Jun. 2012*3

Plot 1A, Phase 1	Manufacturing	42,013	(O)*2
Bayan Lepas Free Trade Zone
11900 Penang
Lot No. 11A, Jalan SS8/2,	Testing Services	78,706	(O)
Sungai Way Free Industrial Zone,
47300 Petaling Jaya,
Selangor Darul Ehsan, Malaysia
Lot No. 4, Kawasan MIEL	Testing Services	37,457	(L) Nov. 2013*5
Sungai Way Baru Free Industrial Zone, Phsdr Phase III, Selangor Darul Ehsan, Malaysia
327, Chalongkrung Road,	Testing Services	34,433	(O)
Lamplathew, Lat Krabang,
Bangkok 10520, Thailand
No. 5, Xing Han Street, Block A	Testing Services	576	(L) Dec 2011*1
#04-15/16, Suzhou Industrial Park
China 215021
27-05, Huang Jin Fu Pan.	Real Estate	970	(L) Aug. 2012
No. 26 Huang Jin Qiao Street
Hechuan District Chongqing China 401520
Jl Brigjen Katamso Km.5	Fabrication Services	597,096	(L) Aug 2013
Tanjung Uncang, Sekupang
Batam 29400, Indonesia
B7-2, Xiqing Economic Development	Testing Services	45,949	(L) April 2021
Area International Industrial Park
Tianjin City, China 300385

*1 With respect to the various leases that expire during fiscal 2012, the Company anticipates that the landlord will offer similar terms on each such lease at renewal and does not believe that material expenses will be incurred.

*2 The property was held as assets held for sale pursuant to the a Sales and Purchase agreement entered in the fourth quarter of fiscal 2011, which sale remains pending as of the date of the filing of this Form 10-K.

*3 With respect to the various leases that expire during fiscal 2012, the Company anticipates that the landlord will increase the rental fee during renewal and does not expect it to have significant effect on the Company’s consolidated financial results of operations.

*4 With respect to the property that expires in September 2011, the Company is in the midst of discussion with the landlord and anticipates that the landlord will increase the rental fee during renewal and does not expect this to have significant effect on the Company’s consolidated financial results of operations.
*5  The premises is sublet to third party.

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

ITEM 4 – [REMOVED AND RESERVED.]

None.

PART II

ITEM 5 –  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is traded on the NYSE Amex under the symbol “TRT.”  The following table sets forth, for the periods indicated, the range of high and low sales prices of our Common Stock as quoted by the NYSE Amex:
	High	Low
Fiscal Year Ended June 30, 2010
Quarter ended September 30, 2009	$2.99	$2.12
Quarter ended December 31, 2009	$3.51	$2.30
Quarter ended March 31, 2010	$4.49	$3.10
Quarter ended June 30, 2010	$4.40	$3.78

Fiscal Year Ended June 30, 2011
Quarter ended September 30, 2010	$4.72	$3.50
Quarter ended December 31, 2010	$6.27	$4.17
Quarter ended March 31, 2011	$5.15	$4.16
Quarter ended June 30, 2011	$4.71	$3.29

Stockholders

As of September 26, 2011, there were 3,321,555 shares of our Common Stock issued and outstanding, and the Company had approximately 69 record holders of Common Stock.  The number of holders of record does not include the number of persons whose stock is in nominee or "street name" accounts through brokers.

Dividend Policy

We did not declare any cash dividend in fiscal 2011 or fiscal 2010.

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

ITEM 6 - SELECTED FINANCIAL DATA.

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, we are not required to provide the information required by this item.

ITEM 7 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE AMOUNTS)

The following discussion and analysis should be read in conjunction with our disclaimer on “Forward-Looking Statements,”  “Item 1. Business,” and Consolidated Financial Statements, the notes to those statements and other financial information contained elsewhere in this Annual Report on Form 10-K.

Trio-Tech International operates in five distinct segments: manufacturing, testing services, distribution, real estate and fabrication. In fiscal year 2011, revenue from our manufacturing, testing services, distribution, real estate and fabrication services segments represented 54.9%, 36.9%, 2.7%, 3.0% and 2.5% of our revenue, respectively, compared to 60.9%, 32.1%, 2.7%, 1.9% and 2.4%, respectively, in fiscal year 2010.

Our core business is associated with the semiconductor industry. We provide third-party semiconductor testing and burn-in services primarily through our laboratories in Southeast Asia. At or from our facilities in California and Southeast Asia we also design, manufacture and market equipment and systems to be used in the testing and production of semiconductors, and distribute semiconductor processing and testing equipment manufactured by other vendors.

We plan to continue to expand our testing market share in the semiconductor industry. In the fourth quarter of 2010, Trio-Tech International Pte. Ltd. registered a new 100% wholly owned subsidiary, Trio-Tech (Tianjin) Co. Ltd. (“TTTJ”), located in the Xiqing Economic Development Area International Industrial Park in Tianjin City, People’s Republic of China. TTTJ commenced operating activities in the third quarter of fiscal 2011. It provides testing services for one of our major customers.

In the first quarter of fiscal 2010, our Malaysia subsidiary acquired property in Malaysia, which was being leased by that subsidiary in an effort to assure the prospects of long term support for our customers in Malaysia. In the fourth quarter of fiscal 2010, our Malaysia operation commenced its expansion plans to meet the increasing demands from one of our major customers. We substantially completed the expansion in the fourth quarter of fiscal year 2011, which enabled us to increase our production capacity. Revenue from this operation increased by $2,432, or 37.1%, to $8,991 in fiscal 2011 from $6,559 in fiscal 2010.

Our Shanghai operation, as a component of the testing services segment, suffered continued operating losses from fiscal year 2007 to fiscal year 2010 and the cash flow was minimal for those years. In the fourth quarter of 2010, we established a restructuring plan to close the testing operation in Shanghai, China. Based on the restructuring plan and in accordance with ASC Topic 205-20, Presentation of Financial Statement of Discontinued Operations, we presented the operation results from Shanghai as a discontinued operation, as we believed that no continued cash flow would be generated by the disposed component (Shanghai subsidiary) and that we would have no significant continuing involvement in the operation of the discontinued component.  In management’s discussion and analysis of financial condition and results of operation below, the amounts used in comparison have been reclassified to exclude the amounts from discontinued operations, which have been discussed as a separate line item listed on the statement of income.

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

During the second quarter of fiscal 2010, Trio-Tech (Chongqing) Co. Ltd. (“TTCQ”) entered into a new Memorandum Agreement with JiaSheng to invest in their property development projects (Project B-48 Phase 2) located in Chongqing City, China.  Additionally, during the second quarter of fiscal 2010, TTCQ entered into a new Memorandum Agreement with JiangHuai Property Development Co. Ltd. (“JiangHuai”) to invest in their property development projects (Project - Yu Jin Jiang An) located in Chongqing City, China. The total investment of these two projects was RMB 7,000, or approximately $1,083 based on the exchange rate as of June 30, 2011 published by the Monetary Authority of Singapore.  This investment was classified as a loan based on ASC Topic 310-10-25 Receivables.

During the second quarter of fiscal 2011, the Company entered into a joint-venture agreement with JiaSheng to develop real estate projects in China. The Company invested RMB 10,000, or approximately $1,547 based on the exchange rate as of June 30, 2011 published by the Monetary Authority of Singapore, for a 10% interest in the newly formed joint venture, which was incorporated as a limited liability company, Chong Qing Jun Zhou Zhi Ye Co. Ltd. (the “joint venture”), in China. The agreement stipulates that the Company will nominate two of the five members of the Board of Directors of the joint venture and has the ability to assign two members of management to the joint venture.  The agreement also stipulates that the Company will receive a fee of RMB 10,000, or approximately $1,547 based on the exchange rate as of June 30, 2011 published by the Monetary Authority of Singapore, for the services rendered in connection with obtaining priority to bid in certain real estate projects from the local government. Upon signing of the agreement, JiaSheng paid the Company RMB 5,000 in cash, or approximately $774 based on the exchange rate as on June 30, 2011 published by the Monetary Authority of Singapore. The remaining RMB 5,000 will be paid over 72 months commencing in 36 months from the date of the agreement when the joint venture secures a property development project stated inside the joint venture agreement. The Company considered the RMB 5,000, or approximately $774 based on the exchange rate as on June 30, 2011 published by the Monetary Authority of Singapore, received in cash from JiaSheng, the controlling venturer in the joint venture, as a partial return of the Company’s initial investment of RMB 10,000, or approximately $1,547 based on the exchange rate as of June 30, 2011 published by the Monetary Authority of Singapore. Therefore, the RMB 5,000 received in cash was offset against the initial investment of RMB 10,000 resulting in a net investment of RMB 5,000 as of June 30, 2011.  The Company considers the collectability of the remaining RMB 5,000 uncertain due to the extended terms of the payment, and therefore has not recorded this amount as a receivable as of June 30, 2011.  The Company has the option of purchasing 15% of investment from its joint venture within a period of 24 months from the commencement of the joint venture.

Our fabrication services segment, SHI International Pte. Ltd (“SHI”), provides fabrication of large and complex offshore structures employed to process oil and gas and for temporary storage of the oil prior to shipment, and related services for the offshore oil and gas industries.   During fiscal 2011, SHI responded to a number of requests for quotes for fabrication and other services by potential oil and gas industry customers. We believe that the flow of new business opportunities is strong, driven by the surge in oil and gas exploration in a region. In late June 2011, SHI entered into contracts valued at a total of $2.9 million with some of its customers for mobile offshore production units and living quarters for customers involved in offshore oil exploration in Southeast Asia. Work under these contracts is expected to be completed in the second quarter of fiscal 2012, and revenue will be recognized based on the percentage of completion. As of August 31, 2011, we have completed 75% of these contracts and have recognized $2,178.

Fiscal 2011 Highlights (in Thousands)

•	Total revenue decreased by $1,393, or 3.8%, to $35,535 in fiscal 2011 compared to $36,928 in fiscal 2010.
•	Manufacturing segment revenue decreased by $2,997, or 13.3%, to $19,492 in fiscal 2011 compared to $22,489 in fiscal 2010.
•	Testing services segment revenue increased by $1,274, or 10.7%, to $13,126 in fiscal 2011 compared to $11,852 in fiscal 2010.
•	Distribution segment revenue decreased by $49, or 4.9%, to $955 in fiscal 2011 compared to $1,004 in fiscal 2010.
•	Real estate segment revenue increased by $362, or 51.7%, to $1,062 in fiscal 2011 compared to $700 in fiscal 2010.
•	Fabrication services segment revenue increased by $17, or 1.9%, to $900 in fiscal 2011 compared to $883 in fiscal 2010.
•	Gross profit margins increased by 4.4% to 23.4% in fiscal 2011 compared to 19.0% in fiscal 2010.
•	Loss from operations increased by $218 to $586 in fiscal 2011 compared to $368 in fiscal 2010.
●	General and administrative expenses increased by $1,840, or 28.8%, to $8,219 in fiscal 2011 compared to $6,379 in fiscal 2010.
•	Losses from continuing operations before income tax decreased by $25, or 16.4%, to $127 in fiscal 2011 compared to $152 in fiscal 2010.
•	Total assets decreased by $5,368, or 12.9%, to $36,356 as of June 30, 2011 compared to $41,724 as of June 30, 2011.
•	Working capital decreased by $1,409, or 16.3%, to $7,256 in fiscal 2011 compared to $8,665 in fiscal 2010.
•	Stock option expense increased by $479 to $630 in fiscal 2011 as compared to $151 in fiscal 2010.

The highlights above are intended to identify some of our most significant events and transactions during our fiscal year 2011. However, these highlights are not intended to be a full discussion of our results for the year.  These highlights should be read in conjunction with the discussion in this Item 7 and with our consolidated financial statements and footnotes accompanying this Annual Report.

General Financial Information

During the fiscal year ended June 30, 2011, total assets decreased by $5,368 from $41,724 in fiscal 2010 to $36,356 in fiscal 2011. The decrease was primarily due to a decrease in short term deposits, trade accounts receivables, inventory, investment in property development projects and investment property in China. It was partially offset by an increase in property, plant and equipment, loan receivables from property development projects and investment in unconsolidated joint venture.

Cash and cash equivalents, short-term deposits and restricted term deposits at June 30, 2011 totaled $6,872, a decrease of $1,333, or 16.2%, compared to a total of $8,205 as of June 30, 2010. The decrease in cash was primarily due to capital expenditures of $3,996, which were primarily for the Tianjin operation that started operation in the third quarter of fiscal 2011, loan receivable for investment in property development projects of $1,055 and repayment on lines of credit of $1,534.

Trade accounts receivables at June 30, 2011 were $6,812, representing a decrease of $5,330, or 43.9%, compared to $12,142 at June 30, 2010. The decrease was attributable to a decrease in sales mainly in the fourth quarter of fiscal 2011 as a result of a decrease in capital expenditure of equipment and systems used in the testing and production of semiconductors from one of our major customers. Total sales from all of the segments in fiscal 2011 were $35,535, a decrease of $1,393, or 3.8%, compared to total sales of $36,928 in fiscal 2010. The turnover of accounts receivables was 97 days for fiscal 2011, an increase of 17 days compared to 80 days for fiscal 2010. The increase in the turnover days of accounts receivable was primarily due to an increase in sales in the testing services segment located in Malaysia to a major customer with a credit term of 90 days during fiscal year 2011.

Other receivables as at June 30, 2011 were $309, a decrease of $469 from $778 as at June 30, 2010. Such decrease was mainly due to a decrease in the goods and services tax (“GST”) refund claimable from the Inland Revenue by the Singapore operations in fiscal year 2011 as a result of decreased purchases of inventories due to decreased revenue and a corresponding decrease in cost of sales in the fourth quarter of fiscal 2011. Singapore’s GST is a broad-based consumption tax levied on import of goods, as well as nearly all supplies of goods and services.

Inventory in our manufacturing and distribution segments at June 30, 2011 was $2,430, a decrease of $970, or 28.5%, compared to $3,400 at June 30, 2010. The turnover of inventory was 61 days for fiscal 2011, reflecting an increase of 18 days compared with a turnover rate of 43 days for fiscal 2010. The higher inventory turnover in days was due to a decrease in sales in our manufacturing and distribution segments in fiscal year 2011 as compared to fiscal 2010. One of our major customers decreased its capital expenditure of equipment and systems, which are used in the testing and production of semiconductors, in the fourth quarter of fiscal year 2011. Our backlog from this major customer as of June 30, 2011 remained lower compared with the same period of last fiscal year.

Prepaid expense at June 30, 2011 was $348, an increase of $52 from $296 as at June 30, 2010.  The increase was primarily due to increased prepayments to suppliers by our newly incorporated Tianjin operation and Malaysia operation as a result of higher sales.

Assets held for sale at June 30, 2011 were $137.  In the fourth quarter of fiscal 2011 we entered into a contract for the sale of a building in Penang, Malaysia, which sale remains pending. There was no such asset held for sale as of June 30, 2010.

Loan receivables from investment in property development projects at June 30, 2011 were $1,083. There was no such loan receivable as of June 30, 2010. The increase in loan receivables from property development projects was primarily due to a loan receivable from property development projects of RMB 5,000 and RMB 2,000, or approximately $774 and $309 based on the exchange rate published by the Monetary Authority of Singapore as of June 30, 2011, from JiaSheng and JiangHuai, respectively. The investment was classified as a loan based on ASC Topic 310-10-25 Receivables.

Investment properties in China at June 30, 2011 were $1,238, a decrease of $903, from $2,141 as at June 30, 2010.  The decrease was primarily due to the disposal of four commercial units, in the third quarter of fiscal 2011 carrying a net book value RMB 5,832, or approximately $902, based on the exchange rate published by the Monetary Authority of Singapore as of June 30, 2011.

In the second quarter of fiscal 2011 the Company entered into a joint-venture agreement with JiaSheng to develop real estate projects in China.  As of June 30, 2011, the balance of the investment in unconsolidated joint ventures was RMB 4,936, or approximately $764. There was no such investment as of June 30, 2010.

Property, plant and equipment at June 30, 2011 were $14,951, an increase of $2,256, compared to $12,695 at June 30, 2010. The increase in property, plant and equipment was mainly due to the purchase of machinery and equipment amounting to $2,762 and $1,133 for fiscal 2011 as compared to nil and $6,750 for fiscal 2010 by our Tianjin and Malaysia operations, respectively. Depreciation for property, plant and equipment was $2,511 and $2,155 for fiscal years 2011 and 2010, respectively. The increase in depreciation expense was primarily due to the additions in fixed assets in the Malaysia and Tianjin operations after June 30, 2010.

Other assets at June 30, 2011 were $1,412, an increase of $232, compared to $1,180 as at June 30, 2010. The increase was mainly due to the increase in deferred tax assets and rental deposits, which were partially offset by the decrease in down-payment for fixed assets. Part of the down-payment for fixed assets made during June 30, 2010 was transferred to property, plant and equipment as the assets were put into use during this financial year.

Restricted cash at June 30, 2011 increased by $1,315 to $3,562, compared to $2,247 at June 30, 2010.  This was mainly due to the increase in restricted cash pledged to the bank for the bank facilities in the Singapore operation. The purpose of increasing pledged cash was to increase the bank facilities to finance the working capital.

Total liabilities at June 30, 2011 were $11,379, a decrease of $7,270, compared to $18,649 at June 30, 2010.  The decrease in liabilities was mainly due to the decrease in lines of credit, accounts payables and accrued expenses.

The total of our lines of credit at June 30, 2011 was $1,333, representing a decrease of $1,199, compared to $2,532 at June 30, 2010. We establish lines of credit with a few banks primarily for the working capital needs of our Singapore operation. We reduced our borrowings in fiscal year 2011 as a result of decreased sales and a corresponding decrease in purchases of raw materials for production.

Accounts payable at June 30, 2011 was $1,874, a decrease of $6,094, compared to $7,968 at June 30, 2010. The decrease in accounts payable was due to the decrease in material purchases during the fourth quarter of fiscal year 2011 in the Singapore operation as a result of a decrease in expected sales from the manufacturing segment in the first quarter of the fiscal year ending June 30, 2012.

Accrued expenses at June 30, 2011 were $3,179, a decrease of $240, compared to $3,419 at June 30, 2010. The decrease in accrued expenses was mainly due to a decrease in accrued purchases for the Singapore operation as a result of a decrease in expected sales from the manufacturing segment in the first quarter of fiscal 2012 and also a reversal of unpaid bonus provision amounting to Malaysia ringgit 332, or approximately $107, based on the exchange rate published by the Monetary Authority of Singapore as of June 30, 2011. The bonus provision in our Malaysia operation was reversed due to staff turnover, resulting in the elimination of the requirement to pay such bonus payment.

As of June 30, 2011, the outstanding bank loans payable was $2,915, with interest rates of 4.55% per annum compared to the bank loans payable of $3,044 with interests ranging from 2.53% to 5.75% per annum as of June 30, 2010. The loans are collateralized by restricted term deposits.

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

In response to the SEC’s Release No. 33-8040, Cautionary Advice Regarding Disclosure about Critical Accounting Policy, we have identified the most critical accounting policies upon which our financial status depends.  We determined that those critical accounting policies are related to the inventory valuation, allowance for doubtful accounts, revenue recognition, impairment of property, plant and equipment and investment property and income tax. These accounting policies are discussed in the relevant sections in this management’s discussion and analysis, including the Recently Issued Accounting Pronouncements discussed below.

Accounts Receivable and Allowance for Doubtful Accounts

During the normal course of business, we extend unsecured credit to our customers in all segments.  Typically, credit terms require payment to be made between 30 to 90 days from the date of the sale.  We generally do not require collateral from customers.  We maintain our cash accounts at credit worthy financial institutions.

The Company’s management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. The Company includes any account balances that are determined to be uncollectible, along with a general reserve, in the overall allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  Based on the information available to management, the Company believed that its allowance for doubtful accounts was adequate as of June 30, 2011.

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

 Other Intangible Assets

Under ASC Topic 350, Goodwill and Other Intangible Assets (ASC Topic 350), goodwill and indefinite lived intangible assets are not amortized, but are reviewed annually for impairment, or more frequently, if indications of possible impairment exist. The Company identified a customer relationship as the only intangible asset with a finite life of five years during the process of acquiring the testing business in Malaysia in July 2005. The estimated fair value of this intangible asset was approximately $482 and was being amortized over a five-year period on a straight-line basis.   The intangible assets of the customer relationship were fully amortized as of June 30, 2009.

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

The Company translates assets and liabilities of its subsidiaries outside the U.S. into U.S. dollars using the rate of exchange prevailing at the balance sheet date, and the statement of operations is measured using average rates in effect for the reporting period.  Adjustments resulting from the translation of the subsidiaries’ financial statements from foreign currencies into U.S. dollars are recorded in shareholders' equity as part of accumulated comprehensive loss - translation adjustments.  Gains or losses resulting from transactions denominated in currencies other than functional currencies of the Company’s subsidiaries are reflected in income for the reporting period.

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

Revenue from product sales is also recorded in accordance with the provisions of ASC Topic 605 (Emerging Issues Task Force (EITF) Statement 00-21), Revenue Arrangements with Multiple Deliverables and Staff Accounting Bulletin (SAB) 104 Revenue Recognition in Financial Statements, which generally require revenue earned on product sales involving multiple-elements to be allocated to each element based on the relative fair values of those elements.  Accordingly, the Company allocates revenue to each element in a multiple-element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold and specifically defined in a quotation or contract.  The Company allocates a portion of the invoice value to products sold and the remaining portion of invoice value to installation work in proportion to the fair value of products sold and installation work to be performed. Training elements are valued based on hourly rates, which the Company charges for these services when sold apart from product sales. The fair value determination of products sold and the installation and training work is also based on our specific historical experience of the relative fair values of the elements if there is no easily observable market price to be considered. In fiscal 2011 and 2010, the installation revenues generated in connection with product sales were immaterial and were included in the product sales revenue line on the consolidated statements of operations.

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

Joint Venture

The Company analyzes its investments in joint ventures to determine if the joint venture is a variable interest entity (a “VIE”) and would require consolidation. The Company (a) evaluates the sufficiency of the total equity at risk, (b) reviews the voting rights and decision-making authority of the equity investment holders as a group, and whether there are any guaranteed returns, protection against losses, or capping of residual returns within the group and (c) establishes whether activities within the venture are on behalf of an investor with disproportionately few voting rights in making this VIE determination. The Company would consolidate a venture that is determined to be a VIE if it was the primary beneficiary. Beginning January 1, 2010, a new accounting standard became effective and changed the method by which the primary beneficiary of a VIE is determined a primarily qualitative approach whereby the variable interest holder, if any, has the power to direct the VIE’s most significant activities and is the primary beneficiary. To the extent that the joint venture does not qualify as VIE, the Company further assess the existence of a controlling financial interest under a voting interest model to determine whether the venture should be consolidated.

Equity Method

The Company analyzes its investments in joint ventures to determine if the joint venture should be accounted for using the equity method. Management evaluates both Common Stock and in-substance Common Stock whether they give the Company the ability to exercise significant influence over operating and financial policies of the joint venture even though the Company holds less than 50% of the Common Stock and in-substance Common Stock. The net income of the joint venture will be reported as “Equity in earnings of unconsolidated joint ventures, net of tax” in the Company’s consolidated statements of operations and comprehensive income.

Cost Method

Investee companies not accounted for under the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, the Company’s share of the earnings or losses of such Investee companies is not included in the Consolidated Balance Sheet or Statement of Operations. However, impairment charges are recognized in the Consolidated Statement of Operations. If circumstances suggest that the value of the Investee company has subsequently recovered, such recovery is not recorded.

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

We apply the provisions of ASC Topic 360, Accounting for the Impairment or Disposal of Long-Lived Assets, to property, plant and equipment, and other intangible assets such as customer relationships.  ASC Topic 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets.  Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

In our business in the future, we may be required to record impairment charges on our long-lived assets. During the fourth quarter of fiscal 2011 and fiscal 2010, we performed an impairment analysis at entity level for long-lived assets and determined that there was $72 and $438 of impairment loss, respectively.

Fair Value Measurements

Under the standard ASC Topic 820, Fair Value Measurements, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between participants in the market in which the reporting entity transacts its business.  ASC Topic 820 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability.  In support of this principle, ASC Topic 820 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy.

Income Tax

We account for income taxes using the liability method in accordance with the provisions of ASC Topic 740, Accounting for Income Taxes. ASC Topic 740 requires an entity to recognize deferred tax liabilities and assets.  Deferred tax assets and liabilities are recognized for the future tax consequence attributable to the difference between the tax bases of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in future years.  Further, the effects of enacted tax laws or rate changes are included as part of deferred tax expenses or benefits in the period that covers the enactment date.  Management believed that it was more likely than not that the future benefits from these timing differences would not be realized.  Accordingly, a full valuation allowance was provided as of June 30, 2011 and 2010.

The calculation of tax liabilities involves dealing with uncertainties in the application of complex global tax regulations. We recognize potential liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine that the liabilities are no longer necessary. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.

Stock Based Compensation

We adopted the fair value recognition provisions under ASC Topic 718, Share Based Payments, using the modified prospective application method. Under this transition method, compensation cost recognized during the twelve months ended June 30, 2010 included the applicable amounts of: (a) compensation cost of all share-based payments granted prior to, but not yet vested as of, July 1, 2005 (based on the grant-date fair value estimated in accordance with the original provisions of ASC Topic 718 and (b) compensation cost for all share-based payments granted subsequent to June 30, 2005.

Non-controlling Interests in Consolidated Financial Statements

On July 1, 2009, we adopted new guidance ASC Topic 810, Consolidation, regarding non-controlling interests issued by the FASB related to the accounting for non-controlling interests in consolidated financial statements. This guidance establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance requires that non-controlling interests in subsidiaries be reported in the equity section of the controlling company’s balance sheet. It also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Loan Receivables

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

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (ASC topic 220): Presentation of Comprehensive Income. Under the amendments to Topic 220, Comprehensive Income, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments in this update shall be applied retrospectively and is effective for public entities, for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted, because compliance with the amendments is already permitted. This update may have an impact on the Company on presentation of Comprehensive Income starting from the quarter ended March 31, 2012.

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

In April 2010, the FASB issued ASU No. 2010-13, Compensation—Stock Compensation (ASC Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in which the Underlying Equity Security Trades. This ASU codifies the consensus reached in EITF Issue No. 09-J, Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in which the Underlying Equity Security Trades. The amendments to the Codification clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. This is effective for financial years beginning after December 15, 2010, which is July 1, 2011 for the Company. The adoption of this update does not have any material impact on our results of operations or financial position.

Other new pronouncements issued but not yet effective until after June 30, 2011 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

Comparison of Operating Results

The following table presents certain data from the consolidated statements of operations as a percentage of net sales for the fiscal years ended June 30, 2011 and 2010:

	Year Ended June 30,
	2011	2010
Net Sales	100%	100.0%
Cost of sales	76.6%	81.0%
Gross Margin	23.4%	19.0%
Operating expenses
General and administrative	23.1%	17.3%
Selling	1.4%	1.4%
Research and development	0.7%	0.1%
Impairment loss	0.2%	1.2%
Gain on disposal of PP&E	(0.4%)	--%
Total Operating Expenses	25.0%	20.0%
Loss from Operations	(1.6%)	(1.0%)

Overall Revenue

The overall revenue is composed of the revenues from the manufacturing, testing services, distribution, real estate and fabrication services segments. The following table presents the components of the overall revenue realized in fiscal 2011 and 2010 in percentage format, respectively.

	Year Ended June 30,
	2011	2010
Revenues:
Manufacturing	54.9%	60.9%
Testing	36.9%	32.1%
Distribution	2.7%	2.7%
Real Estate	3.0%	1.9%
Fabrication Services	2.5%	2.4%
Total	100.0%	100.0%

Net sales in fiscal 2011 were $35,535, a decrease of $1,393, or 3.8%, compared to $36,928 in fiscal 2010. The decrease in net sales was primarily due to a decrease in sales from our manufacturing and distribution segments.

As a percentage of total revenue, the revenue generated by the manufacturing segment in fiscal 2011 accounted for 54.9% of total sales, representing a decrease of 6.0%, compared to 60.9% in fiscal 2010. In terms of dollar amount, the revenue generated by the manufacturing segment in fiscal 2011 was $19,492, reflecting a decrease of $2,997, or 13.3%, compared to $22,489 in fiscal 2010. The decrease in revenue generated by the manufacturing segment was due to one of our major customers reducing its capital expenditure of equipment and systems, which are used in the testing and production of semiconductors, during fiscal year 2011.

The backlog in the manufacturing segment was $2,079 at June 30, 2011, representing a decrease of $5,102 from $7,181 at June 30, 2010. We expect the demand for our products will continue to be low for the beginning of fiscal 2012 as a result of a decrease in orders of testing equipment and systems from one of our major customers.

As a percentage of total revenue, the revenue generated by the testing services segment in fiscal 2011 accounted for 36.9% of total sales, an increase of 4.8%, compared to 32.1% in fiscal year 2010. In terms of dollar amount, the revenue generated by the testing services segment for fiscal year 2011 was $13,126, reflecting an increase of $1,274, or 10.7%, compared to $11,852 for fiscal 2010. The increase in revenue generated by the testing segment was primarily due to an increase in production capacity in our Malaysia operation during fiscal year 2011, which enabled us to accept more orders from one of our major customers. Moreover, we commenced our Tianjin operation in the third quarter of fiscal 2011 to provide testing services for one of our major customers. Demand for testing services varies from country to country depending on changes taking place in the market and our customers’ forecasts.  Because it is difficult to accurately forecast fluctuations in the market, it is necessary to maintain testing facilities in close proximity to our customers in order to make it convenient for them to send us their newly manufactured parts for testing and to enable us to maintain a share of the market.

Backlog in the testing services segment at June 30, 2011 was $870, an increase of $252 compared to $618 at June 30, 2010.  The increase in backlog was mainly from our Malaysia operation and newly incorporated Tianjin operation.

As a percentage of total revenue, the revenue generated by the distribution segment in fiscal year 2011 and year 2010 accounted for 2.7% of total sales, respectively.  In terms of dollar amount, revenue for fiscal year 2011 was $955, a decrease of $49, or 4.9%, compared to $1,004 for fiscal year 2010. The decrease in revenue was mainly attributable to lower demand for our products in the market from a major customer in the distribution segment compared with the prior year, despite growth in our customer base.

The backlog in the distribution segment at June 30, 2011 was $317, reflecting an increase of $118, compared to the backlog of $199 at June 30, 2010. The increase in backlog was mainly due to an increase in orders from our existing customers and some of the new customers who were added to our customer base in fiscal 2011. We believe that our competitive advantage in the distribution segment is our design and engineering capabilities in components and touch screen products, which allow customization to meet the specific requirement of our customers. Product volume for the distribution segment depends on sales activities such as placing orders, queries on products and backlog. Equipment and electronic component sales are very competitive, as the products are readily available in the market.

As a percentage of total revenue, the revenue generated by the real estate segment in fiscal year 2011 accounted for 3.0%, an increase of 1.1%, compared to 1.9% for fiscal year 2010. In terms of dollar value, revenue for fiscal year 2011 was $1,062, an increase of $362, compared to $700 for fiscal year 2010. This was due to an increase of $412 in investment return from the investment in property development from $375 in fiscal 2010 to $787 in fiscal 2011.We recognised the investment income based on the earlier of the date of the sale of the property by JiaSheng or upon the maturity of the agreement. The agreement fully matured in the second quarter of fiscal 2011. It was partially offset by a decrease in the rental income as a result of a disposal of four commercial units in the third quarter of fiscal 2011 after the rental agreement expired. The rental income decreased by $51 to $274 for fiscal 2011 compared to $325 for fiscal 2010.

As a percentage of total revenue, the revenue generated by the fabrication services segment in fiscal year 2011 accounted for 2.5%, an increase of 0.1%, compared to 2.4% for fiscal 2010. In terms of dollar amount, revenue for fiscal year 2011 was $900, an increase of $17, or 1.9%, compared to $883 for fiscal year 2010.

The backlog in the fabrication services segment at June 30, 2011 was $1,935, reflecting  an increase of $1,926, compared to a backlog of $9 at June 30, 2010. In July 2011, SHI entered into contracts valued at a total of $2.9 million with some of its customers for mobile offshore production units and living quarters for customers involved in offshore oil exploration in Southeast Asia. Work under these contracts is expected to be completed in the second quarter of fiscal 2012, and revenue will be recognized based on the percentage of completion. As of August 31, 2011, we have completed 75% of these contacts and have recognized $2,178 in revenue. In addition to the existing new fabrication project secured in the fourth quarter of fiscal 2011, management is continuing to explore more business opportunities to optimize capacity utilization, which would assist in enabling the segment to increase its revenue and turn profitable.

Overall Gross Margin

Overall gross margin as a percentage of revenue was 23.4% in fiscal 2011, an increase of 4.4%, compared to 19.0% in fiscal 2010. The increase in gross margin as a percentage of revenue was due to an increase in gross margin in the testing service, distribution, real estate and fabrication service segments, which was partially offset by a decrease in the gross margin in the manufacturing segment. In terms of dollar value, the overall gross profit for fiscal 2011 was $8,319, an increase of $1,301, or 18.5%, compared to $7,018 for fiscal 2010.

The gross profit margin as a percentage of revenue in the manufacturing segment was 13.8% in fiscal 2011, a decrease of 3.4% compared to 17.2% in fiscal 2010. As our manufacturing volume decreased, the utilization of our manufacturing facilities in fiscal year 2011 compared with the prior year was lower, so the fixed costs were spread over the decreased output, which caused the drop in profit margin. In terms of dollar amount, gross profits for the manufacturing segment in fiscal 2011 was $2,691, a decrease of $1,169, or 30.3%, compared to $3,860 in fiscal 2010.

The gross profit margin as a percentage of revenue in the testing services segment was 36.5% in fiscal 2011, an increase of 8.9%, compared to 27.6% in fiscal 2010. In terms of dollar amounts, gross profit in the testing services segment in fiscal 2011 was $4,787, an increase of $1,514, or 46.3%, compared to $3,273 in fiscal 2010. The increase in gross profit margin was primarily due to an increase in testing volume, which helped to optimize the utilization of our facilities and improve our efficiency. Significant portions of our operating costs are fixed in the testing services segment, thus as service demands rise and factory utilization increases, the fixed costs are spread over the increased output, which improves absolute dollar value of profit margin.

The gross margin as a percentage of revenue in the distribution segment was 22.4% in fiscal 2011, an increase of 5.1% compared to 17.3% in fiscal 2010. In terms of dollar amount, gross profit in the distribution segment was $214, an increase of $40, compared $174 in fiscal 2010, due to an increase in revenue especially in the area of customized technical support and component sales to our customers, which also enjoy a higher margin compared to other products produced by other manufactures. The gross margin of the distribution segment was not only affected by the market price of our products, but also our product mix, which changes frequently as a result of changes in market demand.

The gross margin as a percentage of revenue in the real estate segment was 81.8% in fiscal 2011, an increase of 9.9% compared to 71.9% in fiscal 2010. In absolute dollar amount, gross profit in the real estate segment was $869 in fiscal 2011, an increase of $366, or 72.8%, compared to $503 in fiscal 2010. The increase in the gross profit margin as a percentage of revenue in the real estate segment was because the investment in property development reached maturity by the end of the second quarter of fiscal 2011 and the investment income, which had a lower direct cost, increased from $375 in fiscal 2010 to $787 in fiscal year 2011.  Rental income was $274 and $325 for fiscal years 2011 and 2010 respectively.

The gross margin as a percentage of revenue in the fabrication services segment was negative 26.9% in fiscal 2011, an improvement of 62.8% compared to negative 89.7% in fiscal 2010. In absolute dollar amount, negative gross profit in the fabrication services segment in fiscal 2011 was $242, an decrease of $550, compared to negative gross profit of $792 in fiscal 2010. The cost of sales of this operation mainly consisted of rental expenses of the yard, depreciation expenses, material cost and direct labor cost of fabrication projects. In the first quarter of fiscal 2011, we extended the lease of the yard for another three years, which resulted in the depreciation of the leasehold improvement to be spread over its revised longer useful life, as compared to last fiscal year. The Company commenced operation in this segment on July 1, 2009.  As it is still in the development stage, the segment’s revenues are not sufficient to cover the entire fixed cost of the operation, resulting in a negative gross margin due to underutilization of the plant capacity.  Management is exploring more business opportunities to optimize the capacity utilization, which would assist in enabling the segment to increase its revenue significantly and become profitable.

Operating Expenses

Operating expenses for the fiscal years ended June 30, 2011 and 2010 were as follows:
	Year Ended June 30,
(In Thousands)	2011	2010
General and administrative	$8,219	$6,379
Selling	511	535
Research and development	250	39
Impairment loss	72	438
Gain on disposal of PP&E	(147)	(5)
Total operating expenses	$8,905	$7,386

General and administrative expenses increased by $1,840, or 28.8%, from $6,379 in fiscal 2010 to $8,219 in fiscal year 2011. The increase in general and administrative expenses was mainly due to an increase in the stock option expenses, payroll related expenses, general and administrative expenses from the Tianjin operation and foreign currency exchange losses. The stock option expenses increased approximately by $479 compared to last fiscal year as there was stock options granted in fiscal 2011 and there were no stock options granted in fiscal 2010. Payroll related expenses in our Singapore operation increased by approximately $250 compared to last fiscal year. In fiscal years 2009 and 2010, due to the downturn of the global economy, there was a pay cut and a reduction of payroll related expenses as part of our cost cutting strategy in the Singapore operation. The salary restoration was gradual and was eventually fully restored in the first quarter of fiscal 2011. The salary restoration was dependent on supply and demand of the labor market. Approximately $275 general and administrative expenses were incurred when the Tianjin facility commenced its operation in the third quarter of fiscal 2011. There was no such expense in fiscal 2010. The general and administrative expense in our Malaysia operation increased by approximately $273 as a result of additional operational activities to generate higher revenue in fiscal 2011 as compared to last fiscal year. The depreciation of the United States dollar against asian currencies in fiscal 2011 as compared to fiscal 2010 it created a translation difference of approximately $451, which resulted in higher general and administrative expenses.

Selling expenses decreased by $24, or 4.5%, to $511 in fiscal year 2011 from $535 in fiscal 2010, mainly due to a decrease in warranty expense provision in the manufacturing segment as a result of a decrease in sales but it was partially offset by an increase in commission and travel expenses in the testing services segment in an effort to increase sales.

Research and development increased by $211, or 541.0%, from $39 for fiscal year 2010, to $250 for fiscal year 2011, mainly due to an increase in research and development efforts in our Singapore manufacturing operation. Our Singapore operation increased efforts into research and development to provide solutions for our customers and development of equipment to assist in the troubleshooting and repair process.

Impairment loss decreased by $366, or 83.6%, to $72 in fiscal 2011 from $438 in fiscal 2010. The impairment loss of $72 in fiscal year 2011 was for one intangible asset, the Welder Performance Qualification Test (“WPQT”), for the fabrication services segment in the Indonesia operations. The WPQT is related to the qualification required for certain fabrication jobs.  With the new project secured in June 2011, the operation management team assessed the existing WPQT during the fourth quarter when the new projects were received and, in accordance with ASC Topic 350, Intangibles-Goodwill and Other, and concluded the WPQT is not the most up to date qualification that meets the requirement of the specific project and no future cash flow will be generated by this intangible asset.  Therefore, the WPQT was fully impaired in the fourth quarter of fiscal 2011.

The impairment loss in fiscal 2010 consisted of $432 of impairment in goodwill pertaining to the fabrication services segment in the Indonesia operation and $6 of impairment in building improvements in the Malaysia operation, as we made some new modifications to the building there to expand its production capacity.  The Company performed an assessment of the carrying value of its goodwill balance during the preparation of this Form 10-K report in accordance with ASC Topic 350, Intangibles-Goodwill and Other. Due to the fact that the Company had not been able to secure future contracts then under negotiation, management concluded that the carrying amount of our fabrication services segment exceeded its fair value, and we recorded an impairment loss of approximately $432 in fiscal year 2010.  On the acquisition date, management determined that the goodwill related only to the controlling shareholder, the Company, and no goodwill was allocated to the non-controlling interest which controls 45% of the equity of the Company’s Indonesia operation. Therefore, 100% of the goodwill impairment loss was related to the Company, and none was allocated to the non-controlling interest. The method for determining the fair value of the goodwill was a combination of comparable market values for similar businesses and discounted cash flows.

Loss from Operations

Loss from operations increased by $218 to $586 in fiscal 2011 compared to a loss from operations of $368 in fiscal 2010, mainly due to a decrease in revenue and an increase in operating expenses, as previously discussed.

Interest Expenses
The interest expenses for fiscal years 2011 and 2010 were as follows:

	Year Ended June 30,
(In Thousands)	2011	2010
Interest expenses	$243	$170

Interest expenses increased by $73, or 42.9%, to $243 in fiscal year 2011from $170 in fiscal 2010. The increase in interest expenses was mainly due to an increase in capital leases for machinery and equipment in the Malaysia operation, which was partially offset by a decrease in bank loans payable.

Other Income, Net

Other income, net for fiscal years 2011 and 2010 was as follows:

	Year Ended June 30,
(In Thousands)	2011	2010
Interest income	$187	$41
Other rental income	51	90
Exchange (loss) gain	83	212
Other miscellaneous income	381	43

Total	$702	$386

Other income increased by $316, to $702 in fiscal 2011 from $386 in fiscal 2010, primarily attributable to an increase of the interest income and other miscellaneous income. It was partially offset due a decrease in other rental income and exchange rate gain. The other miscellaneous income of $381 as at June 30, 2011, included reversal of contingent liability of $111, relating to the termination of a performance bond securing a contract, which is no longer required as the contract has been fulfilled, an allowance for stock obsolescence amounting to a $110 charged to income statement in fiscal year 2010 which has been utilized during fiscal year 2011 and hence was classified under other income, and an amount of $80 charged to a customer for the usage of utility as a one-time order and hence classified as other income. There was an interest income of approximately $165 from the loan receivable from the property development projects and there was no such income in last fiscal year. The investment was classified as a loan based on ASC Topic 310-10-25 Receivables.

Income Tax

Income tax expenses for fiscal year 2011 were $195, a decrease of $205 compared to $400 for fiscal 2010. The decrease in income tax expenses was mainly due to a decrease in deferred tax liability as a result of the disposal of certain idle fixed assets for the Singapore and Malaysia operations. It was partially offset by an increase in tax expenses in the Chongqing operation as a result of an increase in net income from our real estate segment.

As at June 30, 2011, we had net operating expense loss carry forwards of approximately $161 and $1,230 for federal and state tax purposes, respectively, expiring through 2021. We also had tax credit carry forwards of approximately $834 for federal income tax purposes, expiring through 2031. We are uncertain whether these tax benefits will be realized. Accordingly, no impact of this tax position was recognized in the statement of operations for fiscal 2011. We did not include any potential income tax position in federal and state income tax returns currently filed.

Loss from Discontinued Operations

Loss from discontinued operations decreased by $36 to $4 in fiscal 2011 from $40 in fiscal 2010. The decrease in the loss from discontinued operations was mainly due to a decrease in general and administrative expenses related to payroll, rental and utility expenses.

Non-controlling Interest

As of June 30, 2011, we held a 55% interest in Trio-Tech (Malaysia) Sdn. Bhd., Trio-Tech (Kuala Lumpur) Sdn. Bhd., SHI International Pte. Ltd., Singapore, PTSHI Indonesia, SHI Singapore and a 76% interest in Prestal Enterprise Sdn. Bhd.  The non-controlling interest in the net income for fiscal 2011 was $353, an increase of $572 compared to the non-controlling interest in the net loss of $219 for fiscal 2010. The increase in the non-controlling interest in the net income of the subsidiaries was attributable to the increase in net income generated by the Malaysia operation as a result of an increase in revenue and a decrease in loss generated by the Indonesia operation, as compared to last fiscal year. Trio-Tech (Kuala Lumpur) Sdn. Bhd., and Prestal Enterprise Sdn Bhd were dormant companies, while SHI International Pte. Ltd., Singapore is an investment holding company of PT SHI Indonesia.

Net Loss

Net loss for fiscal 2011 was $688, an increase of $315 compared to $373 for fiscal 2010. The increase in net loss was mainly due to a decrease in revenue and an increase in operating expenses, as previously discussed.

Loss per Share

Basic and diluted loss per share from continuing operations for fiscal 2011 increased by $0.09 to $0.21 from basic and diluted loss per share from continuing operations of $0.12 in the prior year.

Basic and diluted loss per share from discontinued operations for fiscal 2011 decreased by $0.01 to zero from basic and diluted loss per share from discontinued operations of $0.01 in the prior year.

Segment Information

The revenue, gross margin and income (loss) from each segment for fiscal 2011 and fiscal 2010  are presented below.  As the segment revenue and gross margin for each segment have been discussed in the previous section, only the comparison of income (loss) from operations is discussed below.

Manufacturing Segment

The revenue, gross margin and income (loss) from operations for the manufacturing segment for fiscal years 2011 and 2010 were as follows:

	Year Ended June 30,
(In Thousands)	2011	2010

Revenue	$19,492	$22,489
Gross margin	13.8%	17.2%
(Loss) Income from operations	$(953)	$1,064

Loss from operations in the manufacturing segment increased by $2,017 to $953 in fiscal 2011 from an income of $1,064 in fiscal 2010. The increase in operating loss was attributable to a decrease in gross profit of $1,169 and an increase in operating expenses of $848. Operating expenses for the manufacturing segment were $3,644 and $2,796 for fiscal years 2011 and 2010, respectively. The increase in operating expense was mainly due to an increase in payroll related expenses and the depreciation of United States dollars against Singapore dollars. In fiscal years 2009 and 2010, due to the downturn of the global economy, there was a pay cut and a reduction of payroll related expenses as part of our cost cutting strategy. The salary restoration was gradual and was eventually fully restored in the first quarter of fiscal 2011.  The salary restoration was dependent on supply and demand of the labor market.

Testing Services Segment

The revenue, gross margin and income from operations for the testing services segment for fiscal years 2011 and 2010 were as follows:

	Year End June 30,
(In Thousands)	2011	2010

Revenue	$13,126	$11,852
Gross margin	36.5%	27.6%
Income from operations	$978	$45

Income from operations in the testing services segment in fiscal 2011 was $978, an increase of $933, compared to $45 in fiscal 2010. The increase in operating income was attributable to an increase in gross profits of $1,514, but partially offset by an increase in operating expenses of $581. Operating expenses were $3,809 and $3,228 for fiscal years 2011 and 2010, respectively. The increase in operating expenses was mainly due to additional general and administrative expenses of $275 incurred by the newly incorporated Tianjin operation since the third quarter of fiscal 2011, an increase in operating expenses in our Malaysia operation as a result of higher revenue and the depreciation of United States dollars against Singapore dollars, as discussed previously.

Distribution Segment

The revenue, gross margin and income from operations for the distribution segment for fiscal years 2011 and 2010 were as follows:

	Year Ended June 30,
(In Thousands)	2011	2010

Revenue	$955	$1,004
Gross margin	22.4%	17.3%
Income from operations	$138	$94

Income from operations in the distribution segment increased by $44 to $138 in fiscal 2011, compared to $94 in fiscal 2010. The increase in operating income was due to an increase in gross margin of $40 and a decrease in operating expenses of $4. Operating expenses were $76 for fiscal year 2011 compared to $80 for fiscal year 2010. The decrease in operating expenses was due to a decrease in travel and commission expenses as a result of a decrease in sales.

Real Estate

The revenue, gross margin and income from operations for the real estate segment for fiscal years 2011 and 2010 were as follows:

	Year Ended June 30,
(In Thousands)	2011	2010

Revenue	$1,062	$700
Gross margin	81.8%	71.9%
Income from operations	$761	$363

Income from operations in the real estate segment increased by $398 to $761 in fiscal 2011, compared to $363 in fiscal 2010. The increase in operating income was attributable to an increase in gross profits of $366 and a decrease in operating expenses of $32. Operating expenses were $108 for fiscal 2011 compared to $140 for fiscal 2010. The decrease in operating expenses was mainly due to a disposal gain of four commercial units of $153. These four commercial units  were used to generate rental income before the disposal.  It was partially offset by an increase of general and administrative expenses as a result of higher revenue in fiscal 2011 as compared to the prior fiscal year.

Fabrication Services

The revenue, gross margin and loss from operations for the fabrication services segment for fiscal years 2011 and 2010 were as follows:

	Year Ended June 30,
(In Thousands)	2011	2010

Revenue	$900	883
Gross margin	(26.9%)	(89.7%)
Loss from operations	$(987)	(1,938)

Loss from operations in the fabrication services segment decreased by $951 to $987 in fiscal 2011, as compared to $1,938 in fiscal 2010. The decrease in operating loss was attributable to a decrease in gross loss of $550 and a decrease in operating expenses of $401. Operating expenses were $745 in fiscal 2011 as compared to $1,146 in fiscal 2010. The decrease in the operating expense was because of the decrease in impairment expenses of $360 in fiscal year 2011 as compared to fiscal year 2010.

Corporate

The following table presents the (loss) income from operations for Corporate for fiscal years 2011 and 2010, respectively:

	Year Ended June 30,
(In Thousands)	2011	2010

(Loss) Income from operations	$(523)	$4

Corporate operating loss increased by $527 to $523 in fiscal 2011, as compared to an income of $4 in fiscal 2010. The increase in operating loss was mainly due to an increase in corporate stock option expenses of $630 for fiscal year 2011 as compared to fiscal year 2010. In the second quarter of fiscal 2011, we granted options to purchase 100,000 shares of Common Stock pursuant to the 2007 Employee Stock Option Plan and options to purchase 150,000 shares of Common Stock pursuant to the 2007 Directors Equity Incentive Plan. We did not grant any options during fiscal year 2010.

Liquidity

The Company’s core businesses, testing services, manufacturing and distribution, operate in a volatile industry, whereby its average selling prices and product costs are influenced by competitive factors. These factors create pressures on sales, costs, earnings and cash flows, which impact liquidity.

Net cash provided by operating activities during fiscal 2011 was $4,551, an increase of $5,059 from cash used in operating activities of $508 in fiscal 2010. The increase in net cash provided by operating activities for fiscal year 2011 was primarily due to an increase of $19,605 in cash inflow from change in account receivables, inventories and investments in property development in fiscal 2011 as compared to fiscal 2010. It was partially offset by an increase of $15,079 in cash outflow from changes in accounts payable and accrued expenses in fiscal 2011 as compared to fiscal 2010.

Due to lower expected sales for the manufacturing segment, we reduced the inventory holding significantly in the fourth quarter of fiscal 2011 as compared to the same period in last fiscal year. The cash inflow from the change in inventories was $1,400 in fiscal 2011 as compared to a cash outflow of $2,405 in fiscal 2010, resulting in an increase of $3,805 in cash inflow.

Net cash used in investing activities was $3,008 in fiscal year 2011, a decrease of $3,121, compared to $6,129 for fiscal 2010. The decrease in net cash used in investing activities was mainly due to a decrease of $3,249 in capital expenditure. The capital expenditure in cash was $3,996 and $7,245 for fiscal year 2011 and fiscal year 2010, respectively. The capital expenditure in fiscal 2011 was primarily for the Tianjin operation, which started operation in the third quarter of fiscal 2011 whereas the capital expenditure in fiscal 2010 was primarily for the purchase of machinery and equipment for the testing services segment in the Malaysia operation and infrastructure development in the Indonesia operation. The majority of the purchases of equipment and the infrastructure development in these two operations were completed in fiscal 2010.

Net cash used in financing activities for fiscal year 2011 was $1,431, representing an increase of $5,070 compared to the net cash provided by financing activities of $3,639 for fiscal 2010. Due to lower expected sales for the manufacturing segment, we reduced our purchase of inventory in the fourth quarter of fiscal 2011. Our Singapore operation repaid its remaining short-term loan facility of $215 in the first quarter of fiscal year 2011, which was used to borrow cash for the purchase of inventory

We reduced the line of credit and loan payable so as to reduce financing costs in fiscal 2011. We believe our liquidity position was able to sustain the operating activities with less cash used in investing and financing activities.

Capital Resources

Our working capital (defined as current assets minus current liabilities) has historically been generated primarily from the following sources: operating cash flow, availability under our revolving line of credit and short-term loans. The working capital was $7,256 as of June 30, 2011, representing a decrease of $1,409, or 16.3%, compared to working capital of $8,665 as of June 30, 2010 mainly due to a decrease in cash and cash equivalents, trade accounts receivables, inventory and investment in property development projects. Such decrease was offset by a decrease in line of credit and accounts payables, as discussed above.

The majority of our capital expenditures are based on demands from our customers, as we are operating in a capital intensive industry. Our capital expenditures were $3,996 and $7,245 for fiscal 2011 and fiscal 2010 respectively. The capital expenditure in fiscal 2011 was primarily for the Tianjin operation which provides testing services to one of our major customers. The capital expenditure in fiscal 2010 was primarily for the expansion of testing services capacity for the Malaysia operation as a result of an increase in services demand from our customers there. We financed our capital expenditures and other operating expenses through operating cash flows, revolving lines of credit and long-term debts.

Our credit rating provides us with ready and adequate access to funds in the global market. At June 30, 2011, we had available unused lines of credit totaling $5,259.

Entity with	Type of	Interest	Expiration	Credit	Unused
Facility	Facility	Rate	Date	Limitation	Credit
Trio-Tech Singapore	Line of credit	with interest rates ranging from 1.77% to 6.04%	--	6,915	5,259
Total				$6,915	$5,259

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

Corporate Guarantee Arrangement

We provided a corporate guarantee of approximately $1,784 to our subsidiaries in Southeast Asia during fiscal year 2010, to secure line-of-credit and term loans from a bank to finance the operations of such subsidiaries. In April 2010, this guarantee was released by the local bank and there was no guarantee extended in fiscal year 2011.

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

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, we are not required to provide the information required by this item.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this item is included in the Company's consolidated financial statements beginning on page 41 of this Annual Report on Form 10-K.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer (the principal executive and principal financial officers, respectively, of the Company) of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2011, the end of the period covered by this Form 10-K.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011.

Additionally, management has the responsibility for establishing and maintaining adequate internal control over financial reporting for the Company and thus also assessed the effectiveness of our internal controls over financial reporting as of June 30, 2011.  Management used the framework set forth in the report entitled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting.

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

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal controls over financial reporting were effective as of June 30, 2011.

ITEM 9B – OTHER INFORMATION

None.

PART III

The information required by Items 10 through 14 of Part III of this Form 10-K (information regarding our directors and executive officers, executive compensation, security ownership of certain beneficial owners, management, related stockholder matters, and certain relationships and related transactions and principal accountant fees and services, respectively) is hereby incorporated by reference from the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2011.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1 and 2)                      FINANCIAL STATEMENTS AND SCHEDULES:

The following financial statements, including notes thereto and the independent auditors' report with respect thereto, are filed as part of this Annual Report on Form 10-K, starting on page 40 hereof:

1.           Management’s Report on Internal Control over Financial Reporting
2            Report of Independent Public Accounting Firm
3            Consolidated Balance Sheets
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

10.27
Real Estate Lease dated April 28, 2004 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1004 Toa Payoh North  #04-14/16 and #04-17.[Incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for June 30, 2004.]

10.28
Real Estate Lease dated April 28, 2004 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1004 Toa Payoh North  #03-08/10.[Incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for June 30, 2004.]

10.29
Real Estate Lease dated April 19, 2004 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1008 Toa Payoh North  #02-17.[Incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for June 30, 2004.]

10.30
Real Estate Lease dated May 26, 2004 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1008 Toa Payoh North  #02-15/16.[Incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for June 30, 2004.]

10.31
Credit Facility Letter dated July 7, 2003, between Trio-Tech International Pte. Ltd. and Hong Leong Finance Limited.[Incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for June 30, 2004.]

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

10.58
Real Estate Lease, dated May 9, 2006 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1008 Toa Payoh North #03-09/10/11/12/14/15/16/17.[Incorporated by reference to Exhibit 10. 58 to the Registrant’s Annual Report on Form 10-K for June 30, 2007.]

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

10.67
Real Estate Lease, dated August 16, 2006 between Ascendas-Xinsu Development (Suzhou) Co., Ltd. and Trio Tech (SIP) Co., Ltd. for Block A #04-11/12 No. 5 Xing Han Street in Suzhou Industrial Park, China 215021.[Incorporated by reference to Exhibit 10. 67 to the Registrant’s Annual Report on Form 10-K for June 30, 2007.]

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

10.79	Sales and purchase agreement, dated January 8, 2009, between Trio-Tech (Malaysia) Co., Ltd. and TS Matrix Properties Sdn, Bhd. for a building located in Selangor, Malaysia. *

10.80	Joint venture agreement, dated December 1, 2010 between Trio-Tech (Chongqing) Co. Ltd. and JiaSheng Property Development Co., Ltd. to incorporate Chong Qing Jun Zhou Zhi Ye Co. Ltd. *

10.81	Sales and purchase agreement, dated June 17, 2011, between Trio-Tech (Malaysia) Co., Ltd. and Aaeon Technology (M) Sdn, Bhd. for a building located in Penang, Malaysia. *

21.1	Subsidiaries of the Registrant (100% owned by the Registrant except as otherwise stated)

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

Trio-Tech (Suzhou) Co., Ltd., a China Corporation

Trio-Tech (Shanghai) Co., Ltd., a China Corporation

Trio-Tech (ChongQing) Co. Ltd., (100% owned by Trio-Tech International Pte. Ltd., a Singapore Corporation)

SHI International Pte. Ltd, a Singapore Corporation (55%owned Trio-Tech International Pte. Ltd., a Singapore Corporation)

PT SHI Indonesia, an Indonesia Corporation (100% owned by by SHI International Pte. Ltd., a Singapore Corporation)

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
Date: September 27, 2011

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

/s/ A. Charles Wilson
A. Charles Wilson, Director
Chairman of the Board
September 27, 2011

/s/ S.W. Yong
S.W. Yong, Director
President, Chief Executive Officer
(Principal Executive Officer)
September 27, 2011

/s/ Victor H. M. Ting
Victor H. M. Ting, Director
Vice President, Chief Financial Officer
(Principal Financial Officer)
September 27, 2011

/s/ Jason T. Adelman
Jason T. Adelman, Director
September 27, 2011

/s/ Richard M. Horowitz
Richard M. Horowitz, Director
September 27, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Trio-Tech International
Van Nuys, California

We have audited the accompanying consolidated balance sheets of Trio-Tech International and Subsidiaries (the “Company”) as of June 30, 2011 and 2010, and the related consolidated statements of operations and comprehensive income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trio-Tech International and Subsidiaries at June 30, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

Mazars LLP
CERTIFIED PUBLIC ACCOUNTANTS

/s/  Mazars LLP

Singapore
September 23, 2011

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	June 30, 2011	June 30, 2010
ASSETS
CURRENT ASSETS:
Cash & cash equivalent	$3,111	$3,244
Short-term deposits	199	2,714
Trade accounts receivable, less allowance for doubtful accounts of $69 and $91	6,812	12,142
Other receivables	309	778
Loan receivable from property development projects	1,083	--
Inventories, less provision for obsolete inventory of $937 and $907	2,430	3,400
Investment in property development	--	887
Prepaid expenses and other current assets	348	296
Assets held for sale	137	--
Total current assets	14,429	23,461

INVESTMENT IN UNCONSOLIDATED JOINT VENTURE	764	--
INVESTMENT PROPERTY IN CHINA, Net	1,238	2,141
PROPERTY, PLANT AND EQUIPMENT, Net	14,951	12,695
OTHER ASSETS	1,412	1,180
RESTRICTED TERM DEPOSITS	3,562	2,247
TOTAL ASSETS	$36,356	$41,724

LIABILITIES
CURRENT LIABILITIES:
Lines of credit	$1,333	$2,532
Accounts payable	1,874	7,968
Accrued expenses	3,179	3,419
Income taxes payable	492	342
Current portion of bank loans payable	147	478
Current portion of capital leases	148	57
Total current liabilities	7,173	14,796

BANK LOANS PAYABLE, net of current portion	2,768	2,566
CAPITAL LEASES, net of current portion	271	--
DEFERRED TAX LIABILITIES	677	718
OTHER NON-CURRENT LIABILITIES	490	569
TOTAL LIABILITIES	$11,379	$18,649
COMMITMENT AND CONTINGENCIES		--

EQUITY
TRIO-TECH INTERNATIONAL’S SHAREHOLDERS' EQUITY:
Common Stock, no par value, 15,000,000 shares authorized; 3,321,555 and 3,227,430 shares issued and outstanding as at June 30, 2011 and June 30, 2010, respectively	$10,531	$10,365
Paid-in capital	2,227	1,597
Accumulated retained earnings	5,791	6,486
Accumulated other comprehensive gain-translation adjustments	3,459	1,818
Total Trio-Tech International shareholders' equity	22,008	20,266
NON-CONTROLLING INTEREST	2,969	2,809
TOTAL EQUITY	$24,977	$23,075
TOTAL LIABILITIES AND EQUITY	$36,356	$41,724

See accompanying notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
	Year Ended June, 30
	2011	2010
Revenue
Products	$20,447	$23,493
Testing services	13,126	11,852
Fabrication services	900	883
Others	1,062	700
	35,535	36,928
Cost of Sales
Cost of products sold	17,542	19,459
Cost of testing services rendered	8,339	8,579
Cost of fabrication services rendered	1,142	1,675
Others	193	197
	27,216	29,910

Gross Margin	8,319	7,018

Operating Expenses / (Gains):
General and administrative	8,219	6,379
Selling	511	535
Research and development	250	39
Impairment loss	72	438
Gain on disposal of property, plant and equipment	(147)	(5)

Total operating expenses	8,905	7,386

Loss from Operations	(586)	(368)

Other Income / (Expenses)
Interest expense	(243)	(170)
Other income, net	702	386
Total other income	459	216

Loss from Continuing Operations before Income Taxes	(127)	(152)

Income Tax Expense	195	400

Loss from Continuing Operations before Non-controlling Interest, net of tax	(322)	(552)

Other Operating Activities
Equity in loss of unconsolidated joint venture, net of tax	(9)	--

Discontinued Operations (Note 22)
Loss from discontinued operations, net of tax	(4)	(40)

NET LOSS	(335)	(592)

Less: net income / (loss) attributable to the non-controlling interest	353	(219)
Net Loss Attributable to Trio-Tech International Common Shareholders	(688)	(373)

Amounts Attributable to Trio-Tech International Common Shareholders:
Loss from continuing operations, net of tax	(684)	(333)
Loss from discontinued operations, net of tax	(4)	(40)
Net Loss Attributable to Trio-Tech International Common Shareholders	(688)	(373)

Comprehensive Income / (Loss) Attributable to Trio-Tech International Common Shareholders:

Net loss	(335)	(592)
Foreign currency translation, net of tax	1,448	734
Comprehensive Income	1,113	142
Less: Comprehensive income / (loss) attributable to the non-controlling interest	160	(109)
Comprehensive Income Attributable to Trio-Tech International Common Shareholders	953	251

Basic Loss per Share:
Basic loss per share from continuing operations attributable to Trio-Tech International	(0.21)	(0.11)
Basic loss per share from discontinued operations attributable to Trio-Tech International	(0.00)	(0.01)
Basic Loss per Share from Net Loss Attributable to Trio-Tech International	(0.21)	(0.12)

Diluted Loss per Share:
Diluted loss per share from continuing operations attributable to Trio-Tech International	(0.21)	(0.11)
Diluted loss per share from discontinued operations attributable to Trio-Tech International	(0.00)	(0.01)
Diluted Loss per Share from Net Loss Attributable to Trio-Tech International	(0.21)	(0.12)

Weighted average number of common shares outstanding
Basic	3,288	3,227
Dilutive effect of stock options	-	-
Number of shares used to compute earnings per share -- diluted	3,288	3,227

See accompanying notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (IN THOUSANDS)

	Common Stock		Additional Paid-in	Accumulated Retained	Accumulated Other Comprehensive	Non- Controlling
	Shares	Amount	Capital	Earnings	Income	Interest	Total
Balance at June 30, 2009	3,227	$10,365	$1,446	$6,859	$1,194	$2,918	$22,782

Stock option expenses			151				151
Net loss				(373)		(219)	(592)
Translation adjustment					624	110	734

Balance at June 30, 2010	3,227	10,365	1,597	6,486	1,818	2,809	23,075

Cash received from stock options exercised	95	166					166
Stock option expenses			630				630
Net (loss)/income				(688)		353	(335)
Translation adjustment					1,641	(193)	1,448
Dividend				(7)			(7)
Balance at June 30, 2011	3,322	10,531	2,227	5,791	3,459	2,969	24,977

See accompanying notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (IN THOUSANDS)
	Year Ended June 30
	2011	2010
Cash Flow from Operating Activities
Net loss	$(335)	$(592)
Adjustments to reconcile net loss to net cash flow provided by operating activities
Depreciation and amortization	2,617	2,262
Bad debt expense, net	78	42
Inventory (recovery) / provision	(58)	189
Warranty recovery, net	(93)	-
Accrued interest expense, net of interest income	43	125
Impairment loss	72	438
Gain on sale of property-continued operations	(147)	(5)
Stock compensation	630	151
Deferred tax provision	(235)	192
Loss in equity of unconsolidated JV	9	-
Changes in operating assets and liabilities, net of acquisition effects
Accounts receivables	6,392	(7,942)
Other receivables	534	(499)
Other assets	(2)	146
Inventories	1,400	(2,405)
Prepaid expenses and other current assets	(12)	203
Investment in property development	908	(558)
Accounts payable and accrued liabilities	(7,362)	7,717
Income tax payable	112	140
Other payable	--	(112)
Net cash provided by (used in) operating activities	4,551	(508)

Cash Flow from Investing Activities
Proceeds from unrestricted and restricted term deposits, net	1,696	507
Proceeds from investment property in China	1,032	88
Return of Investment in property development project, net	-	291
Loan to property development projects	(1,055)	-
Investment in unconsolidated joint venture	(752)	-
Additions to property, plant and equipment	(3,996)	(7,245)
Acquisition of PT SHI Indonesia	--	225
Proceeds from disposal of property, plant and equipment	67	5
Net cash used in investing activities	(3,008)	(6,129)

Cash (Used in) / Flow from Financing Activities
(Repayment) / borrowing on lines of credit, net	(1,534)	2,532
(Repayment) / borrowing of bank loans and capital leases, net	(63)	1,107
Proceeds from stock options exercised	166	-
Net cash (used in) provided by financing activities	(1,431)	3,639

Effect of Changes in Exchange Rate	(245)	205

NET DECREASE IN CASH	(133)	(2,793)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,244	6,037
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,111	$3,244

Supplementary Information of Cash Flows
Cash paid / (refund) during the period for:
Interest	$13	$180
Income taxes	$(399)	$23

Non-Cash Transactions
Capital lease of property, plant and equipment	$181	$89

See accompanying notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2011 AND 2010
(IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Basis of Presentation and Principles of Consolidation - Trio-Tech International (“the Company” or “TTI” hereafter) was incorporated in fiscal 1958 under the laws of the State of California.  TTI provides third-party semiconductor testing and burn-in services primarily through its laboratories in Asia. In addition, TTI operates testing facilities in the United States. The Company also designs, develops, manufactures and markets a broad range of equipment and systems used in the manufacturing and testing of semiconductor devices and electronic components. TTI conducts business in five business segments: Testing Services, Manufacturing, Distribution, Real Estate and Fabrication Services.  TTI has subsidiaries in the U.S., Singapore, Malaysia, Thailand, China and Indonesia as follows:

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

All dollar amounts in the financial statements and in the notes herein are the United States dollars (‘‘U.S. dollars’’) unless otherwise designated.

Liquidity —  The Company incurred a net loss of $688 and $373 for fiscal years 2011 and 2010, respectively.
The Company’s core businesses, testing services, manufacturing and distribution, operate in a volatile industry, whereby its average selling prices and product costs are influenced by competitive factors. These factors create pressures on sales, costs, earnings and cash flows, which will impact liquidity.

Foreign Currency Translation and Transactions — The U.S. dollar is the functional currency of the U.S. parent company. The Singapore dollar, the national currency of Singapore, is the primary currency of the economic environment in which the operations in Singapore are conducted.  The Company also operates in Malaysia, Thailand, China and Indonesia, of which the Malaysian ringgit, Thai baht, Chinese remimbi and Indonesian rupiah, respectively, are the national currencies.  The Company uses the United States dollar (“U.S. dollar”) for financial reporting purposes.

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

Revenue from product sales is also recorded in accordance with the provisions of ASC Topic 605 (Emerging Issues Task Force (EITF) Statement 00-21) Revenue Arrangements with Multiple Deliverables and Staff Accounting Bulletin (SAB) 104 Revenue Recognition in Financial Statements, which generally require revenue earned on product sales involving multiple-elements to be allocated to each element based on the relative fair values of those elements.  Accordingly, the Company allocates revenue to each element in a multiple-element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold and specifically defined in a quotation or contract.  The Company allocates a portion of the invoice value to products sold and the remaining portion of invoice value to installation work in proportion to the fair value of products sold and installation work to be performed.  Training elements are valued based on hourly rates, which the Company charges for these services when sold apart from product sales.  The fair value determination of products sold and the installation and training work is also based on our specific historical experience of the relative fair values of the elements if there is no easily observable market price to be considered. In fiscal years 2011 and 2010, the installation revenues generated in connection with product sales were immaterial and were included in the product sales revenue line on the consolidated statements of operations.

In the fabrication services segment, which makes large and complex structures employed to process oil and gas and for temporary storage, revenue is recognized from long-term, fixed-price contracts using the percentage-of-completion method of accounting:  (1) Input measures - measured by multiplying the estimated total contract value by the ratio of actual contract costs incurred to date to the estimated total contract costs, and (2) Output measures – measured based completion of contract of milestones. The Company makes significant estimates involving its usage of percentage-of-completion accounting to recognize contract revenues. The Company periodically reviews contracts in process for estimates-to-completion, and revises estimated gross profit accordingly. While the Company believes its estimated gross profit on contracts in process is reasonable, unforeseen events and changes in circumstances can take place in a subsequent accounting period that may cause the Company to revise its estimated gross profit on one or more of its contracts in process. Accordingly, the ultimate gross profit realized upon completion of such contracts can vary significantly from estimated amounts between accounting periods.

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

The Company’s management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. The Company includes any account balances that are determined to be uncollectible, along with a general reserve, in the overall allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  Based on the information available to management, the Company believed that its allowance for doubtful accounts was adequate as of June 30, 2011.

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

Short Term Deposits — Term deposits consist of bank balances and interest bearing deposits having maturity of 1 to 12 months.  As of June 30, 2011, the Company held approximately $3,259 of restricted term deposits in the Company’s 100% owned Trio Tech International Pte. Ltd., which were denominated in Singapore currency and $303 of restricted term deposits in the Company’s 55% owned Malaysian subsidiary, which were denominated in the currency of Malaysia. As of June 30, 2011, the Company held approximately $199 of unrestricted term deposits in the Company’s 100% owned Thailand subsidiary, which were denominated in the currency of Thai baht.

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

Other Intangible Assets — Under ASC Topic 350, Goodwill and Other Intangible Assets (ASC Topic 350), goodwill and indefinite lived intangible assets are not amortized, but are reviewed annually for impairment, or more frequently, if indications of possible impairment exist. The Company identified a customer relationship as the only intangible asset with a finite life of five years during the process of acquiring the testing business in Malaysia in July 2005.  The estimated fair value of this intangible asset was approximately $482 and was being amortized over a five-year period on a straight-line basis.   The intangible assets of the customer relationship were fully amortized as of June 30, 2009.

Valuation of Goodwill - The Company tested the goodwill on the reporting unit level. Management determines the fair value of our reporting unit using a combination of the income approach, which is based on a discounted cash flow analysis of the reporting unit, and the market approach. Management reviews goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. The Company based the fair value estimates on assumptions that management believes to be reasonable. Actual future results may differ from those estimates. In addition, the Company makes certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for the reporting unit.

Long-Lived Assets & Impairment –The Company’s business requires heavy investment in manufacturing facilities and equipment that are technologically advanced but can quickly become significantly under-utilized or rendered obsolete by rapid changes in demand. In addition, the Company recorded intangible assets with finite lives related to the acquisitions.

The Company evaluates the long-lived assets, including property, plant and equipment and purchased intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors considered important that could result in an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for our business, significant negative industry or economic trends, and a significant decline in the stick price for a sustained period of time. Impairment is recognized based on the difference between the fair value of the asset and its carrying value, and fair value is generally measured based on discounted cash flow analysis, if there is significant adverse change.

The Company applies the provisions of ASC Topic 360, Accounting for the Impairment or Disposal of Long-Lived Assets to property, plant and equipment, and other intangible assets such as customer relationships.  ASC Topic 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets.  Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

Leases — The Company leased certain property, plant and equipment in the ordinary course of business.  The leases had varying terms. Some may have included renewal and/or purchase options, escalation clauses, restrictions, penalties or other obligations that the Company considered in determining minimum lease payments.  The leases were classified as either capital leases or operating leases, in accordance with ASC Topic 840, Accounting for Leases. The Company records monthly rental expense equal to the total amount of the payments due in the reporting period over the lease term in accordance with accounting principles accepted by the United States of America.  The difference between rental expense recorded and the amount paid is credited or charged to deferred rent, which is included in accrued expenses in the accompanying consolidated balance sheet.

The Company’s management expects that in the normal course of business, operating leases will be renewed or replaced by other leases.  The future minimum operating lease payments, for which the Company is contractually obligated as of June 30, 2011, are disclosed in the notes to the consolidated financial statements.

Assets under capital leases are capitalized using interest rates appropriate at the inception of each lease and are depreciated over either the estimated useful life of the asset or the lease term on a straight-line basis.  The present value of the related lease payments is recorded as a contractual obligation.  The future minimum annual capital lease payments are included in the total future contractual obligations as disclosed in the notes to the consolidated financial statements.

Comprehensive Income (Loss) — ASC Topic 220, Reporting Comprehensive Income, establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of general-purpose financial statements. The Company has chosen to report comprehensive income (loss) in the statements of operations and comprehensive income (loss).  Comprehensive income (loss) is comprised of net income (loss) and all changes to shareholders’ equity except those due to investments by owners and distributions to owners.

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

Retained Earnings — It is the intention of the Company to reinvest earnings of its foreign subsidiaries in the operations of those subsidiaries.  Accordingly, no provision has been made for U.S. income and foreign withholding taxes that would result if such earnings were repatriated.  These taxes are undeterminable at this time.  The amount of earnings retained in subsidiaries were $12,187 and $13,088 at June 30, 2011 and 2010, respectively.

Research and Development Costs — The Company incurred research and development costs of $250 and $39 in fiscal 2011 and in fiscal 2010, respectively, which were charged to operating expenses as incurred.

Stock Based Compensation — The Company adopted the fair value recognition provisions under ASC Topic 718 Share Based Payments, using the modified prospective application method. Under this transition method, compensation cost recognized during the twelve months ended June 30, 2011 included the applicable amounts of: (a) compensation cost of all share-based payments granted prior to, but not yet vested as of July 1, 2005 (based on the grant-date fair value estimated in accordance with the original provisions of ASC Topic 718) and (b) compensation cost for all share-based payments granted subsequent to June 30, 2005.

Non-controlling Interests in Consolidated FinancialStatements — On July 1, 2009, the Company adopted new guidance ASC 810, Consolidation, regarding non-controlling interests issued by the FASB related to the accounting for non-controlling interests in consolidated financial statements. This guidance establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance requires that non-controlling interests in subsidiaries be reported in the equity section of the controlling company’s balance sheet. It also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements

Earnings per Share —  Computation of basic earnings per share is conducted by dividing net income available to common shares (numerator) by the weighted average number of common shares outstanding (denominator) during a reporting period.  Computation of diluted earnings per share gives effect to all dilutive potential common shares outstanding during a reporting period.  In computing diluted earnings per share, the average market price of common shares for a reporting period is used in determining the number of shares assumed to be purchased from the exercise of stock options.  In fiscal year 2011 and 2010, all the outstanding options were excluded in the computation of diluted EPS because they were anti-dilutive.

Fair Values of Financial Instruments — Carrying value of trade accounts receivable, accounts payable, accrued liabilities, and term deposits approximate their fair value due to their short-term maturities.  Carrying values of the Company’s lines of credit and long-term debt are considered to approximate their fair value because the interest rates associated with the lines of credit and long-term debt are adjustable in accordance with market situations when the Company tries to borrow funds with similar terms and remaining maturities. See Note 25 for detailed discussion of the fair value measurement of financial instruments.

Effective December 31, 2007, we adopted the provisions of the accounting guidance, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Our financial assets and financial liabilities that require recognition under the guidance include available-for-sale investments, employee deferred compensation plan and foreign currency derivatives. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available under the circumstances. As such, fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

●
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

●
Level 2—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, directly or indirectly. Financial assets and liabilities utilizing Level 2 inputs include foreign currency forward exchange contracts, most commercial paper and corporate notes and bonds; and

●
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

Investment in Unconsolidated Joint Venture - The Company analyzes its investments in joint ventures to determine if the joint venture is a variable interest entity (a “VIE”) and would require consolidation. The Company (a) evaluates the sufficiency of the total equity at risk, (b) reviews the voting rights and decision-making authority of the equity investment holders as a group, and whether there are any guaranteed returns, protection against losses, or capping of residual returns within the group and (c) establishes whether activities within the venture are on behalf of an investor with disproportionately few voting rights in making this VIE determination. The Company would consolidate a venture that is determined to be a VIE if it was the primary beneficiary. Beginning January 1, 2010, a new accounting standard became effective and changed the method by which the primary beneficiary of a VIE is determined a primarily qualitative approach whereby the variable interest holder, if any, has the power to direct the VIE’s most significant activities and is the primary beneficiary. To the extent that the joint venture does not qualify as VIE, the Company further assesses the existence of a controlling financial interest under a voting interest model to determine whether the venture should be consolidated.

Equity Method - The Company analyzes its investments in joint ventures to determine if the joint venture should be accounted for using the equity method. Management evaluates both Common Stock and in-substance Common Stock whether they give the Company the ability to exercise significant influence over operating and financial policies of the joint venture even though the Company holds less than 50% of the Common Stock and in-substance Common Stock. The net income of the joint venture will be reported as “Equity in earnings of unconsolidated joint ventures, net of tax” in the Company’s consolidated statements of operations and comprehensive income.

Cost Method - Investee companies not accounted for under the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, the Company’s share of the earnings or losses of such Investee companies is not included in the Consolidated Balance Sheet or Statement of Operations. However, impairment charges are recognized in the Consolidated Statement of Operations. If circumstances suggest that the value of the Investee company has subsequently recovered, such recovery is not recorded.

Loan Receivables from Property Development Projects - The loan receivables from property development projects are classified as current assets carried at face value and are individually evaluated for impairment.  The allowance for loan losses reflects management’s best estimate of probable losses determined principally on the basis of historical experience and specific allowances for known loan accounts. All loans or portions thereof deemed to be uncollectible or to require an excessive collection cost are written off to the allowance for losses.

Interest income on the loan receivables from property development projects are recognized on an accrual basis. Discounts and premiums on loans are amortized to income using the interest method over the remaining period to contractual maturity. The amortization of discounts into income is discontinued on loans that are contractually 90 days past due or when collection of interest appears doubtful.

Reclassification — Certain reclassification has been made to the previous year’s financial statements to conform to current year presentation, specifically related to investment property development in China presented in the statements of cash flow, with no effect on previously reported net income.

2. NEW ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive income (ASC topic 220): Presentation of Comprehensive Income. Under the amendments to Topic 220, Comprehensive Income, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments in this update shall be applied retrospectively and are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. This update may have impact on the Company for presentation of Comprehensive Income starting from quarter ending March 31, 2012.

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

Other new pronouncements issued but not yet effective until after June 30, 2011 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

3.  INVENTORIES

Inventories consisted of the following:
	For the Year Ended June 30,
	2011	2010

Raw materials	$1,303	$1,185
Work in progress	1,392	2,770
Finished goods	213	288
Less: provision for obsolete inventory	(937)	(907)
Currency translation effect	459	64
	$2,430	$3,400

 The following table represents the changes in provision for obsolete inventory:
	For the Year Ended June 30,
	2011	2010

Beginning	$907	$718
Additions charged to expenses	52	253
Usage - disposition	(110)	(82)
Currency translation effect	88	18
Ending	$937	$907

4.  STOCK OPTIONS

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

Assumptions

The fair value for the awards issued during the fiscal 2011 and 2010, was estimated using the Black-Scholes option pricing model with the following weighted average assumptions, assuming no expected dividends:

For the Year Ended June 30,
	2011	2010

Expected volatility	112.24 - 122.07%	107.18-145.18%
Risk-free interest rate	0.66 – 1.06%	1.27 – 2.48%
Expected life (years)	2.00 - 3.25	2.00 - 3.25

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

2007 Employee Stock Option Plan

The Company’s 2007 Employee Stock Option Plan (the “2007 Employee Plan”), which is shareholder-approved, permits the grant of stock options to its employees covering up to an aggregate of 600,000 shares of Common Stock.  Under the 2007 Employee Plan, all options must be granted with an exercise price of not less than “fair value” as of the grant date and the options granted must be exercisable within a maximum of ten years after the date of grant, or such lesser period of time as is set forth in the stock option agreements. The options may be exercisable (a) immediately as of the effective date of the stock option agreement granting the option, or (b) in accordance with a schedule related to the date of the grant of the option, the date of first employment, or such other date as may be set by the Compensation Committee.  Generally, options granted under the 2007 Employee Plan are exercisable within five years after the date of grant, and vest over the period as follows: 25% vesting on the grant date and the remaining balance vesting in equal installments on the next three succeeding anniversaries of the grant date.  The share-based compensation will be recognized in terms of the grade method over the vesting period. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the 2007 Employee Plan).

Pursuant to the 2007 Employee Plan, stock options covering a total of 100,000 shares of the Company’s Common Stock were granted to certain officers and employees on December 14, 2010 with an exercise price equal to the fair value of the Company’s Common Stock (as defined under the 2007 Employee Plan in conformity with Regulation 409A of the Internal Revenue Code of 1986, as amended) at the date of grant.  These options vest over the period as follows: 25% vesting on the grant date, and the balance vesting in equal installments on the next three succeeding anniversaries of the grant date.  The fair value as of June 2011 of the options to purchase 100,000 shares of the Company’s Common Stock was approximately $316 based on the fair value of $3.16 per share determined by using the Black Scholes option pricing model.

The Company recognized stock-based compensation expense of approximately $225 in the twelve months ended June 30, 2011 under the 2007 Employee Plan.  Unamortized stock-based compensation of $168 based on fair value on the grant date related to options granted under the 2007 Employee Plan is expected to be recognized over a period of three years.

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

As of June 30, 2011, there were vested employee stock options covering a total of 159,625 shares of Common Stock. The weighted-average exercise price was $4.64 and the weighted average remaining contractual term was 2.61 years. The total intrinsic value of vested employee stock options during the twelve month period ended June 30, 2011 was $103.

A summary of option activities under the 2007 Employee Plan during the twelve month period ended June 30, 2011 is presented as follows:

		Weighted- Average	Weighted - Average Remaining	Aggregate
	Options	Exercise Price	Contractual Term (Years)	Intrinsic Value

Outstanding at July 1, 2010	274,000	$3.32	3.48	$409
Granted	100,000	4.35	4.46	-
Exercised	(79,125)	1.76	-	303
Forfeited or expired	(3,000)	1.90	-	-
Outstanding at June 30, 2011	291,875	$4.10	3.07	$178
Exercisable at June 30, 2011	159,625	$4.64	2.61	$103

The fair value of the 79,125 options exercised was $303.  Cash received from options exercised during the twelve months ended June 30, 2011 was approximately $140.

A summary of the status of the Company’s non-vested employee stock options during the twelve months ended June 30, 2011 is presented below:
		Weighted-Average Grant-Date
	Options	Fair Value

Non-vested at July 1, 2010	127,125	$4.83
Granted	100,000	3.16
Vested	(91,875)	2.44
Forfeited	(3,000)	2.18
Non-vested at June 30, 2011	132,250	$5.29

2007 Directors Equity Incentive Plan

The 2007 Directors Equity Incentive Plan (the “2007 Directors Plan”), which is shareholder-approved, permits the grant of options covering up to an aggregate of 400,000 shares of Common Stock to its duly elected non-employee directors in the form of non-qualified options covering and restricted stock. The exercise price of the non-qualified options is 100% of the fair value of the underlying shares on the grant date.  The options have five-year contractual terms and are generally exercisable immediately as of the grant date.

Pursuant to the 2007 Directors Plan, 150,000 shares of stock options were granted to our directors in the second quarter of fiscal 2011 with an exercise price equal to the fair market value of our Common Stock (as defined under the 2007 Directors Plan in conformity with Regulation 409A or the Internal Revenue Code of 1986, as amended) at the date of grant.  The fair value as of June 30, 2011 of the options to purchase 150,000 shares of the Company's Common Stock was approximately $405 based on the fair value of $2.70 per share determined by the Black Scholes option pricing model.  15,000 shares of stock options were exercised during the twelve month period ended June 30, 2011. The Company recognized stock-based compensation expense of $405 in the twelve month period ended June 30, 2011 under the 2007 Directors Plan.

During the twelve months ended June 30, 2010, the Company did not grant any options pursuant to the 2007 Directors Plan and no stock-based compensation expense was recognized.

The total intrinsic value of directors’ stock options during the twelve months ended June 30, 2011 was $102. A summary of option activities under the 2007 Directors Plan during the year ended June 30, 2011 is presented as follows:

		Weighted- Average	Weighted - Average Remaining	Aggregate
	Options	Exercise Price	Contractual Term (Years)	Intrinsic Value

Outstanding at July 1, 2010	200,000	$5.00	3.40	$170
Granted	150,000	4.35	4.46	-
Exercised	(15,000)	1.72	-	49
Forfeited or expired	-	-	-
Outstanding at June 30, 2011	335,000	$4.86	3.16	$102
Exercisable at June 30, 2011	335,000	$4.86	3.16	$102

The fair value of the 15,000 options exercised was $49. Cash received from options exercised during the twelve months ended June 30, 2011 was approximately $26.

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

Options to purchase 626,875 shares of Common Stock at exercise prices ranging from $1.72 to $9.57 per share were outstanding as of June 30, 2011. All the outstanding options were excluded in the computation of diluted EPS for fiscal 2011 since they were anti-dilutive.

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

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted EPS for the years presented herein:

	For the Year Ended June 30,
	2011	2010
	(in thousands except per share)
Loss attributable to Trio-Tech International common shareholders from continuing operations, net of tax	$(684)	$(333)
Loss attributable to Trio-Tech International common shareholders from discontinued operations, net of tax	(4)	(40)
Net loss attributable to Trio-Tech International common shareholders	$(688)	$(373)

Basic loss per share from continuing operations attributable to Trio-Tech International	$(0.21)	$(0.11)

Basic loss per share from discontinued operations attributable to Trio-Tech International	-	(0.01)
Basic loss per share from net loss attributable to Trio-Tech International	$(0.21)	$(0.12)

Diluted loss per share from continuing operations attributable to Trio-Tech International	$(0.21)	$(0.11)
Diluted loss per share from discontinued operations attributable to Trio-Tech International	-	(0.01)
Diluted loss per share from net loss attributable to Trio-Tech International	$(0.21)	$(0.12)

Weighted average number of common shares outstanding – basic	3,288	3,227

Dilutive effect of stock options	-	-
Number of shares used to compute earnings per share – diluted	3,288	3,227

6.           PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	Estimated Useful	For the Year Ended June 30,
	Life in Years	2011	2010

Building and improvements	3-20	$4,859	$4,430
Leasehold improvements	3-27	5,012	3,523
Machinery and equipment	3-7	17,934	15,690
Furniture and fixtures	3-5	1,023	903
Equipment under capital leases	3-5	518	455
Currency translation effect for fixed asset, gross		2,753	1,485
		$32,099	$26,486

Less:
Accumulated depreciation		15,206	12,562
Accumulated amortization on equipment under capital leases		240	452
Currency translation effect		1,702	777
Property, plant and equipment, net		$14,951	$12,695

Depreciation and amortization expenses for property, plant and equipment during fiscal 2011 and 2010 were $2,511 and $2,155, respectively.

7.           ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are customer obligations due under normal trade terms.  The Company performs continuing credit evaluations of its customers’ financial conditions, and although the management generally do not require collateral, letters of credit may be required from its customers in certain circumstances.

Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. Management includes any accounts receivable balances that are determined to be uncollectible in the allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  Based on the information available to us, management believed the allowance for doubtful accounts as of June 30, 2011 and June 30, 2010 was adequate.

The following table represents the changes in the allowance for doubtful accounts:
	For the Year Ended June 30,
	2011	2010
Beginning	$91	$165
Additions charged to expenses	78	38
Recovered	(107)	(116)
Currency translation effect	7	4
Ending	$69	$91

8.           ACCRUED EXPENSES

Accrued expenses consisted of the following:
	For the Year Ended June 30,
	2011	2010
Payroll and related costs	$1,247	$948
Commissions	34	27
Customer deposits	12	12
Legal and audit	181	212
Sales tax	19	47
Utilities	163	142
Warranty	29	113
Accrued purchase of materials and fixed assets	176	1,358
Provision for re-instatement	174	120
Other payables	160	-
Professional fees	227	233
Other accrued expenses	442	118
Currency translation effect	315	89
Total	$3,179	$3,419

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
	For the Year Ended June 30,
	2011	2010
Beginning	$113	$49
Additions charged to cost and expenses	51	110
Recovered	(74)	(9)
Actual usage	(70)	(39)
Currency translation effect	9	2
EndingE Ending	$29	$113

10.          BANK LOANS PAYABLE

Bank loans payable consisted of the following:
	For the Year Ended June 30
	2011	2010
Note payable denominated in Singapore dollars to a commercial bank for expansion plans in Singapore and China, maturing in August 2010, bearing interest at the bank’s prime rate (5.53%, 0.25% at June 30, 2010), with monthly payments of principal plus interest of $18, through August 2010. This note payable is secured by cash deposits of $1,998, restricted term deposits on the consolidated balance sheet. (Note payable of $215 maturing in August 2010 was paid off in August 2010.)	$-	$215
Note payable denominated in Malaysian Ringgit to a commercial bank for expansion plans in Malaysia, maturing in August 2024, bearing interest at the bank’s lending rate (6.05% less 1.5% at June 30, 2011 and 2010), with monthly payments of principal plus interest of $27, through August 2024. This loan payable is secured by a charge on the property in Malaysia with a carrying value of $4,177 and $4,774 as at June 30, 2011 and June 30, 2010, respectively.	2,915	2,829
Current portion	(147)	(478)
Long term portion of bank loans payable	$2,768	$2,566

Future minimum payments (excluding interest) as of June 30, 2011 were as follows:

2012	$147
2013	154
2014	162
2015	170
2016	178
Thereafter	2,104
Total obligations and commitments	$2,915

The bank loans payable non-current portion of $2,768 matures in the year ending June 30, 2025.

11.           ADOPTION OF ASC TOPIC 740

The Company adopted ASC Topic 740 Accounting for Income Taxes - Interpretation of Topic 740, on July 1, 2010. The Company has not made any charges to the beginning balance of retained earnings as a result of implementing ASC Topic 740.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)
Balance at July 1, 2009	$(196)
Additions based on current year tax positions	-
Additions for prior year(s) tax positions	-
Reductions for prior year(s) tax positions	-
Settlements	-
Expiration of statute of limitations	-
Balance at June 30, 2010	$(196)

Additions based on current year tax positions	-
Additions for prior year(s) tax positions	(57)
Reductions for prior year(s) tax positions	-
Settlements	-
Expiration of statute of limitations	-
Settlements	-
Balance at June 30, 2011	$(253)

The Company accrues penalties and interest on unrecognized tax benefits as a component of penalties and interest expense, respectively. The Company has not accrued any penalties or interest expense relating to the unrecognized benefits at June 30, 2011 and June 30, 2010.

The major tax jurisdictions in which the Company files income tax returns are the United States, Singapore,  Malaysia, China and Indonesia. The statute of limitations, in general, is open for years 2004 to 2011 for tax authorities in those jurisdictions to audit or examine income tax returns.  The Company is under annual review by the government of Singapore, Malaysia, China and Indonesia. However, the Company is not currently under tax examination in any other jurisdiction.

12.           INCOME TAXES

The Company generates income or loss before income taxes and non-controlling interest in the U.S., Singapore, Thailand and Malaysia and files income tax returns in these countries.  The summarized income or loss before income taxes and non-controlling interest in the U.S. and foreign countries for fiscal 2011 and 2010 were as follows:

	For the Year Ended June 30,
	2011	2010
U.S.	$(413)	$(27)
Foreign	286	(125)
Total	$(127)	$(152)

On a consolidated basis, the Company’s net income tax provisions (benefits) were as follows:

	For the Year Ended June 30,
	2011	2010
Current:
Federal	$-	$-
State	2	2
Foreign	428	590
	$430	$592
Deferred:
Federal	$-	$-
State	-	-
Foreign	(235)	(192)
	$(235)	$(192)
Total provision	$195	$400

The reconciliation between the U.S. federal tax rate and the effective income tax rate was as follows:

	For the Year Ended June 30,
	2011	2010
Statutory federal tax rate	(34)%	(34)%
State taxes, net of federal benefit	(6)	(6)
Foreign tax related to profits making subsidiaries	64	295
Other	24	2
Changes in valuation allowance	107	6
Effective rate	155%	263%

At June 30, 2011, the Company had net operating loss carry forwards of approximately $161 and $1,230 for federal and state tax purposes, respectively, expiring through 2021. The Company also had tax credit carry forwards of approximately $834 for federal income tax purposes expiring through 2031. Management of the Company is uncertain whether it is more likely than not that these future benefits will be realized. Accordingly, a full valuation allowance has been established.

The components of deferred income tax assets (liabilities) were as follows:

	For the Year Ended June 30,
	2011	2010
Deferred tax assets:
Net operating losses and credits	$998	$1,236
Inventory valuation	112	76
Depreciation	-	-
Provision for bad debts	2	2
Accrued vacation	12	12
Accrued expenses	314	30
Other	(31)	1
Total deferred tax assets	$1,407	$1,357

Deferred tax liabilities:
Depreciation	(630)	(766)
Other	-	-
Total deferred income tax liabilities	$(630)	$(766)

Subtotal	777	591
Valuation allowance	(1,261)	(1,309)
Net deferred tax liabilities	$(484)	$(718)

The valuation allowance was decreased by $48 and $376 in fiscal 2011 and 2010, respectively.

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

13.            COMMITMENTS AND CONTINGENCIES

The Company leases certain of its facilities and equipment under long-term agreements expiring at various dates through fiscal 2014 and thereafter. Certain of these leases require the Company to pay real estate taxes and insurance and provide for escalation of lease costs based on certain indices. Future minimum payments under capital leases and non-cancelable operating leases and net rental income under non-cancelable sub-leased properties as of June 30, 2011 were as follows:

For the Year Ending June 30,	Capital Leases	Operating Leases	Sub-lease Rental Income	Net Operating Leases
2012	$148	$1,187	$63	$1,124
2013	159	872	22	850
2014	59	231	9	222
Thereafter	53	808	-	808

Total future minimum lease payments	$419	$3,098	$94	$3,004
Less amount representing interest	(-)
Present value of net minimum lease payments	419
Less current portion of capital lease obligations	(148)
Long-term obligations under capital leases	$271

The Company purchased equipment under the capital lease agreements with rates ranging from 1.88% to 4.30%. These agreements mature ranging from July 2013 to September 2017.

The Company has two sublease agreements with third parties to rent out the properties in Malaysia. The sublease agreement of Penang’s property expired in November 2010 and was not renewed due to the fact that the operation in Malaysia planned to sell the factory building. The sublease agreement of Petaling Jaya’s property will expire in March 2012. Total rental income from subleases amounted to $139 in fiscal 2011 and $169 in fiscal 2010.

Total rental expense on all operating leases, cancelable and non-cancelable, amounted to $1,400 in fiscal 2011 and $1,184 in fiscal 2010.

Trio-Tech (Malaysia) Sdn Bhd has expansion plans to meet the growing demand of a major customer in Malaysia, as the existing facility is inadequate to meet the demands of that customer. The Company has capital commitments for the purchase of equipment and other related infrastructure costs amounting to Malaysia Ringgit 459, or approximately $152 based on the exchange rate on June 30, 2011 published by the Monetary Authority of Singapore.

In the fourth quarter of 2010, Trio-Tech International Pte. Ltd. registered a new 100% wholly owned subsidiary, Trio-Tech (Tianjin) Co. Ltd., located in the Xiqing Economic Development Area (XEDA) International Industrial Park in Tianjin City, People's Republic of China. The Company has capital commitments for the purchase of equipment and other related infrastructure costs amounting to RMB 2,488, or approximately $385, based on the exchange rate as of June 30, 2011 published by the Monetary Authority of Singapore. It started the operation in the third quarter of fiscal 2011 after completion of the operations facilities process audit by the customer.

Deposits with banks in China are not insured by the local government or agency, and are consequently exposed to risk of loss. The Company believes the probability of a bank failure, causing loss to the Company, is remote.

The Company is, from time to time, the subject of litigation claims and assessments arising out of matters occurring in its normal business operations.  In the opinion of management, resolution of these matters will not have a material adverse effect on the Company’s financial statements.

14.           CONCENTRATION OF CUSTOMERS

The Company had one major customer that accounted for the following accounts receivable and sales during the fiscal years ended:

	2011	2010
Sales
- Customer A	67.0%	63.2%

Account Receivable
- Customer A	56.8%	75.6%

15.           INVESTMENT IN PROPERTY DEVELOPMENT

The following table presents the Company’s investment in property development in China as of June 30, 2011. The exchange rate is based on the exchange rate on June 30, 2011 published by the Monetary Authority of Singapore.

			Investment
	Investment Date	Investment Amount (RMB)	Amount (U.S. Dollars)
Investment in developments - JiaSheng	08/27/2007	10,000	1,547
Investment in developments - JiaSheng	12/17/2007	5,000	774
Return of investment in developments - JiaSheng	06/26/2008	(5,000)	(774)
Return of investment in developments - JiaSheng	10/23/2008	(1,988)	(308)
Return of investment in developments - JiaSheng	11/20/2009	(1,988)	(308)
Return of investment in developments - JiaSheng	11/03/2010	(2,651)	(410)
Return of investment in developments - JiaSheng	11/08/2010	(723)	(112)
Return of investment in developments - JiaSheng	11/09/2010	(301)	(46)
Return of investment in developments - JiaSheng	11/10/2010	(1,807)	(279)
Return of investment in developments - JiaSheng	11/12/2010	(542)	(84)
Total: Investment in property developments – JiaSheng (project B-48 Phase 1)		--	--

On August 27, 2007, Trio-Tech (Chongqing) Co. Ltd. (“TTCQ”) entered into a Memorandum Agreement with JiaSheng Property Development Co., Ltd. (“JiaSheng”) to invest in a piece of property (project B-48 phase 1) with 24.91 acres owned and developed by JiaSheng located in Chongqing City, China, which was intended for sale after the completion of development.  Pursuant to the signed agreement, TTCQ invested RMB 10,000, equivalent to approximately $1,547 based on the exchange rate as on June 30, 2011 published by the Monetary Authority of Singapore. The agreement guarantees the Company a return on its investment.

On December 17, 2007, TTCQ invested an additional RMB 5,000, approximately $774 based on the exchange rate as on June 30, 2011 published by the Monetary Authority of Singapore, to increase the square meters of the buildings specified in the original Memorandum Agreement dated August 27, 2007 by 9,885 square meters, which was approved by the Chinese District Zoning Regulation Bureau.

In the fourth quarter of fiscal 2008, the investment of RMB 5,000, approximately $774, was returned to the Company, which reduced the investment in this project to RMB 10,000, or approximately $1,547 based on the exchange rate as on June 30, 2011 published by the Monetary Authority of Singapore. The Company also recorded a return on investment of RMB 750, approximately $113 based on the average exchange rate for the twelve months ended June 30, 2011 published by the Monetary Authority of Singapore, in investment income in the fourth quarter of fiscal 2008.

In October 2008, TTCQ received the second return of investment principal of RMB 1,988, or $308 based on the exchange rate as on June 30, 2011 published by the Monetary Authority of Singapore, and investment income of RMB 1,312, or approximately $198 based on the average exchange rate for the twelve months ended June 30, 2011 published by the Monetary Authority of Singapore, from JiaSheng against the purchase of property from JiaSheng.  The investment income was part of the return of investment based on the investment amount of RMB 10,000, or approximately $1,547 based on the exchange rate as on June 30, 2011 published by the Monetary Authority of Singapore.

In the second quarter of fiscal 2010, TTCQ received the third return of investment principal of RMB 1,988, or approximately $308 based on the exchange rate as of June 30, 2011 published by the Monetary Authority of Singapore, and investment income of RMB 1,312, or approximately $198 based on the average exchange rate for the twelve months ended June 30, 2011 published by the Monetary Authority of Singapore, from JiaSheng. The investment income was part of the return of investment based on the total investment amount of RMB 10,000, or approximately $1,547 based on the exchange rate as on June 30, 2011 published by the Monetary Authority of Singapore.

In January 2010, the Company entered into a Memorandum of Agreement with JiaSheng to extend the agreement on August 27, 2007. The agreement was extended to April 25, 2010 for a consideration of RMB 1,250, or approximately $188 based on the average exchange rate for the twelve months ended June 30, 2011 published by the Monetary Authority of Singapore.  The Company received the consideration of RMB 625, approximately $94, in January 2010 and received the balance of RMB 625, or approximately $94, in May 2010, based on the average exchange rate for the twelve months ended June 30, 2011 published by the Monetary Authority of Singapore. The amount received was recorded as investment income in the relevant period.

In April 2010, the agreement was further extended to October 31, 2010 for an additional consideration of RMB 1,250, or approximately $188 based on the average exchange rate for the twelve months ended June 30, 2011 published by the Monetary Authority of Singapore.  In August 2010, JiaSheng paid RMB 625, or approximately $94, and paid the balance of RMB 625, or approximately $94, in the second quarter of fiscal 2011, based on the average exchange rate for the twelve months ended June 30, 2011 published by the Monetary Authority of Singapore. The amount received was recorded as investment income in the relevant period.

In the second quarter of fiscal 2011, TTCQ received RMB 6,024, or approximately $931 based on the exchange rate as of June 30, 2011 published by the Monetary Authority of Singapore, as a full and final payment towards the investment pursuant to the Memorandum Agreement entered with JiaSheng on August 27, 2007 and extended to October 31, 2010.   In addition, a return on investment of RMB 3,976, or approximately $595 based on the average exchange rate for the twelve months ended June 30, 2011 published by the Monetary Authority of Singapore, was received by TTCQ and recorded as investment income in the relevant period.

16.           INVESTMENT PROPERTY IN CHINA

The following table presents the Company’s investment in the property in China as of June 30, 2011. The exchange rate is based on the exchange rate as of June 30, 2011 published by the Monetary Authority of Singapore.

			Investment
	Investment Date	Investment Amount (RMB)	Amount (U.S. Dollars)
Purchase of rental property - MaoYe	01/04/2008	5,554	859
Purchase of rental property - JiaSheng	10/23/2008	7,042	1,089
Additional cost of rental property - JiaSheng	12/01/2009	209	32
Investment rental property disposed - JiaSheng	02/05/2010	(579)	(89)
Purchase of rental property – JiangHuai	01/06/2010	3,600	557
Investment rental property disposed - JiaSheng	03/04/2011	(6,672)	(1,032)
Gross investment in rental property		9,154	1,416

Accumulated depreciation on rental property	06/30/2011	(1,152)	(178)

Net investment in property - China		8,002	1,238

On January 4, 2008, TTCQ entered into a Memorandum Agreement with MaoYe Property Ltd. to purchase an office space of 827.2 square meters on the 35th floor of a 40 story office building located in Chongqing, China.  The total cash purchase price was RMB 5,554, equivalent to approximately $859 based on the exchange rate as of June 30, 2011 published by the Monetary Authority of Singapore.  Under the terms of the agreement, the Company paid the purchase price in full on January 4, 2008.  The Company rented this property to a third party on July 13, 2008. The term of the rental agreement was five years with a monthly rental income of RMB 39, or approximately $6 for the first three years, with an increase of 8% in the fourth year and another 8% in the fifth year. This property generated a rental income of $70 and $68 for fiscal years 2011 and 2010, respectively.

On October 23, 2008, TTCQ entered into a Memorandum Agreement with JiaSheng to purchase four units of commercial property and two units of residential property, totaling 1,391.70 square meters, at JiaSheng Jingyun Huafu Project located at No. 17 Puyun Avenue in Chongqing, China. The total purchase price was RMB 7,042, approximately $1,089 based on the exchange rate as of June 30, 2011 published by the Monetary Authority of Singapore.  The Company made cash payment of RMB 3,612, or approximately $559, and offset the remaining purchase price for this commercial and residential property with the investment return and investment income from the No. B48 property in the BeiPei District of Chongqing City. This property generated a rental income of $105 and $204 for fiscal 2011 and 2010, respectively.

In January 2010, the Company entered in to a Memorandum Agreement with Jiang Huai to purchase eight units of commercial property, totaling 1,002.26 square meters, at 32 Bin Jian Road, Zhong County in Chongqing, China. The total purchase price of RMB 3,600, or approximately $557, was paid using the funds generated from the rental and investment income and the Company rented this property to a third party on January 8, 2010. The rental agreement provided for a one year renewable term with an annual rental income of RMB 720, or approximately $108.  This property generated a rental income of $99 and $53 for fiscal years 2011 and 2010, respectively.

In March 2010, the Company entered into a Memorandum Agreement with Chongqing Fu Li Real Estate Development Co., Ltd. to purchase two commercial properties totaling 311.99 square meters, at Unit # 5-3 and 5-4 (“office space”) located in Jiang Bei District Chongqing, which is currently under construction, for the use of the Company as its office premises once completed. TTCQ is currently renting its office premises from a third party. The total purchase price committed and paid was RMB 3,678, or approximately $569 based on the exchange rate as of June 30, 2011 published by the Monetary Authority of Singapore.  A down payment deposit of RMB 100, or approximately $15, was paid on March 19, 2010. In April 2010, a deposit of RMB 3,578, or approximately $554, which was the remaining balance of the purchase price, with related tax expense of RMB 150, or approximately $23, was paid.  These payments were made from funds generated internally. The expected date of completion and handover of this office space is October 2011. As at June 30, 2011, the construction is in progress as scheduled.

In the third quarter of fiscal 2011, TTCQ sold four commercial properties purchased on October 23, 2008 to JiaSheng for RMB 6,860, or approximately $1,061, recording a gain on disposal of RMB 1,015, or approximately $153, after deducting sales tax and exchange difference, from the four properties which carried a cost of RMB 6,672, or approximately $1,032, and accumulated depreciation of RMB 840, or approximately $130 based on the exchange rate as of June 30, 2011 published by the Monetary Authority of Singapore.  All payments in this sales transaction were received in full during the third quarter of fiscal 2011.

Total rental income for the investment properties in China was $274 and $325 for fiscal years 2011 and 2010, respectively.

Depreciation expenses for the investment property in China were $106 for fiscal years 2011 and 2010, respectively.

17.           ACQUISITION OF PT SHI INDONESIA, BATAM, INDONESIA

On July 1, 2009, SHI International Pte. Ltd., a 55% owned subsidiary of the Company, consummated the acquisition of a 100% interest in PT SHI Indonesia, pursuant to a Share Purchase Agreement dated April 7, 2009. PT SHI Indonesia is an Indonesia–based enterprise providing fabrication of large and complex structures, such as FPSO (Floating, Production, Storage and Offloading), which is a converted or custom-built ship-shaped floater, employed to process oil and gas and for temporary storage of oil prior to transshipment, and related services for the offshore oil and gas industries. The Company’s objective for acquiring this business was to diversify its business, reduce the risk associated with narrow industry focus, and enhance the Company’s future growth opportunities. There were no operating activities in PT SHI Indonesia for the three months ended September 30, 2008. Beginning on July 1, 2009, the operating results of this subsidiary were included in the consolidated statements of the Company and represent the Company’s new segment “fabrication services.” This acquisition transaction was not considered significant to the Company.

Pursuant to the Share Purchase Agreement, the purchase price was approximately $113, consisting of $10 in cash and $103 in contingent note payables.  In accordance with ASC Top 805, Business Combinations, the Company allocated the purchase price to the tangible assets and liabilities based on their estimated fair values. The fair value assigned to intangible assets acquired was based on estimates and assumptions determined by management.  Management determined that the fair value attributable to non-controlling was nil due to the negative net asset value and the control premium associated with the Company’s majority ownership. Therefore, 100% of the goodwill was allocated to the majority shareholder, the Company. The total purchase price was allocated as follows (in thousands):

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

18.         LOAN RECEIVABLE FROM PROPERTY DEVELOPMENT PROJECTS

The following table presents the Company’s loan receivable from property development projects in China as of June 30, 2011. The exchange rate is based on the date published by the Monetary Authority of Singapore as on June 30, 2011.

	Loan Date	Loan Amount (RMB)	Loan Amount (U.S. Dollars)
Investment in JiaSheng (Project B-48 Phase 2)	11/1/2010	5,000	774
Investment in JiangHuai (Project - Yu Jin Jiang An )	11/1/2010	2,000	309
Net loan receivable from property development projects		7,000	1,083

On November 1, 2010, TTCQ entered into a new Memorandum Agreement with JiaSheng Property Development Co. Ltd.(“JiaSheng”) to invest in their property development projects (Project B-48 Phase 2) located in Chongqing City, China. Due to the short term nature of the investment, the amount was classified as a loan based on ASC Topic 310-10-25 Receivables, amounting to RMB 5,000, equivalent to approximately $774 based on the exchange rate as of June 30, 2011 published by the Monetary Authority of Singapore. The agreement guaranteed the Company an income of RMB 1,250, or approximately $188 based on the average exchange rate for the twelve months ended June 30, 2011 published by the Monetary Authority of Singapore, payable in four installments of RMB 313, or approximately $47.  The amount is unsecured and repayable at the end of one year.  The book value of the loan receivable approximates its fair value. TTCQ recorded under other income of RMB 833, approximately $125, from JiaSheng for fiscal 2011, based on the average exchange rate for twelve months ended June 30, 2011 published by the Monetary Authority of Singapore as interest income.

On November 1, 2010, TTCQ entered into a new Memorandum Agreement with JiangHuai Property Development Co. Ltd. (“JiangHuai”) to invest in their property development projects (Project - Yu Jin Jiang An) located in Chongqing City, China. Due to the short term nature of the investment, the amount was classified as a loan based on ASC Topic 310-10-25 Receivables, amounting to RMB 2,000, equivalent to approximately $309 based on the exchange rate on June 30, 2011 published by the Monetary Authority of Singapore. The agreement guaranteed the Company an income of RMB 400, or approximately $60 based on the average exchange rate for the twelve months ended June 30, 2011 published by the Monetary Authority of Singapore, payable in 12 installments of RMB 33, or approximately $5. The amount is secured by the underlying property and repayable at the end of one year.  The book value of the loan receivable approximates its fair value. TTCQ recorded under other income of RMB 267, approximately $40, from JiaSheng for fiscal 2011, based on the average exchange rate for twelve months ended June 30, 2011 published by the Monetary Authority of Singapore as interest income.

19.            INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

During the second quarter of fiscal 2011, the Company entered into a joint-venture agreement with JiaSheng to develop real estate projects in China. The Company invested RMB 10,000, or approximately $1,547 based on the exchange rate as of June 30, 2011 published by the Monetary Authority of Singapore, for a 10% interest in the newly formed joint venture, which was incorporated as a limited liability company, Chong Qing Jun Zhou Zhi Ye Co. Ltd. (the “joint venture”), in China. The agreement stipulates that the Company will nominate two of the five members of the Board of Directors of the joint venture and has the ability to assign two members of management to the joint venture.  The agreement also stipulates that the Company will receive a fee of RMB 10,000, or approximately $1,547 based on the exchange rate as of June 30, 2011 published by the Monetary Authority of Singapore, for the services rendered in connection with obtaining priority to bid in certain real estate projects from the local government. Upon signing of the agreement, JiaSheng paid the Company RMB 5,000 in cash, or approximately $774 based on the exchange rate as on June 30, 2011 published by the Monetary Authority of Singapore. The remaining RMB 5,000 will be paid over 72 months commencing in 36 months from the date of the agreement when joint venture secures a property development project stated inside the joint venture agreement. The Company considered the RMB 5,000, or approximately $774 based on the exchange rate as on June 30, 2011 published by the Monetary Authority of Singapore, received in cash from JiaSheng, the controlling venturer in the joint venture, as a partial return of the Company’s initial investment of RMB 10,000, or approximately $1,547 based on the exchange rate as of June 30, 2011 published by the Monetary Authority of Singapore. Therefore, the RMB 5,000 received in cash was offset against the initial investment of RMB 10,000 resulting in a net investment of RMB 5,000 as of June 30, 2011.  The Company considers the collectability of the remaining RMB 5,000 uncertain due to the extended terms of the payment, and therefore has not recorded this amount as receivable as of June 30, 2011.  The Company has the option of purchasing 15% of investment from its joint venture within a period of 24 months from the commencement of the joint venture.

In accordance with ASC Topic 323, Investments – Equity Method and Joint Venture, the Company has determined that Chong Qing Jun Zhou Zhi Ye Co. Ltd. meets the definition of a joint venture.  Therefore, the Company’s investment of RMB 5,000, after offsetting the loss of RMB 64, or approximately $9 for fiscal 2011 resulting in net investment of $764, is classified as “Investment in unconsolidated joint ventures” on the Company’s Consolidated Balance Sheet.

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

As of June 30, 2011, the joint venture was awaiting the rights to develop the real estate projects in China for which it was created. The joint venture possesses the priority to bid on the project, which was negotiated with the local government by the Company on behalf of the joint venture. The joint venture intends to bid on development projects in the future.

EQUITY METHOD INVESTMENTS

The carrying amount of the investments in unconsolidated joint ventures was RMB 4,936 and nil, or $764 and nil as of June 30, 2011 and June 30, 2010, respectively, based on the exchange rate as of June 30, 2011 published by the Monetary Authority of Singapore, which approximates the Company’s pro rata share of the joint venture’s underlying value.

Unaudited financial information summary for the unconsolidated joint venture as of June 30, 2011 is as follows:

Balance sheet data:	USD
Cash & cash equivalents	151
Other assets	20,443
Total assets	$20,594

Other current liabilities	6,605
Total liabilities	$6,605
Stockholders’ equity	13,989
Total liabilities and stockholders’ equity	$20,594
Results of operations
Rental revenues	$--
Operating expenses	(92)
Net operating loss	(92)
Acquisition fees	--
Other (expenses)/income	4
Mortgage interest	--
Net loss	$(88)

The risks and rewards associated with the interest in this entity are based primarily on the ownership percentage, which is currently effective 11% interest in shareholding. The Company's maximum exposure to loss is equal to the investment balance of RMB 4,936, which was approximately $764 as of June 30, 2011. The loss recorded in fiscal 2011 amounted to $9.

20.          OTHER INCOME

Other income consisted of the following:
	Year Ended June 30,
	2011	2010
Interest income	$187	$41
Other rental income	51	90
Exchange gain	83	212
Other miscellaneous income	381	43

Total	$702	$386

The other miscellaneous income of $381 as at June 30, 2011, included reversal of contingent liability of $111, relating to the termination of a performance bond securing a contract, which bond is no longer required as the contract has been fulfilled, an allowance for stock obsolescence amounting to a $110 charged to statement of comprehensive income in fiscal year 2010 which has been utilized during fiscal year 2011 and hence was classified under other income, and an amount of $80 charged to a customer for the usage of utility as a one-time order and hence classified as other income.

21.      IMPAIRMENT LOSS

The Company applies the provisions of ASC Topic 360, Accounting for the Impairment or Disposal of Long-Lived Assets, to property, plant and equipment, investment in property, and other intangible assets. ASC Topic 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the asset.  Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

In fiscal 2011, the Company recorded an impairment loss of $72 for the intangible asset, Welder Performance Qualification Test (“WPQT”) for the fabrication services segment in the Indonesia operations. WPQT is related to qualification required for certain fabrication job.  With the new project secured in June 2011, the operation management team assessed the existing WPQT during the fourth quarter when the new projects were received and,, in accordance with ASC 350, Intangibles-Goodwill and Other, and concluded that WPQT is not the most up-to-date qualification that meets the requirement of the new project and no future cash flow will be generated by this intangible asset.  Accordingly, WPQT was fully impaired in the fourth quarter of fiscal 2011.

In fiscal 2010, the Company recorded an impairment loss of $438, of which $432 was for goodwill pertaining to the fabrication services segment in the Indonesia operation and $6 was for building improvements in the Malaysia operation, as the Company made some new modifications to the building there to expand its production capacity. The Company performed an assessment of the carrying value of its goodwill balance during the preparation of  Form 10-K report for fiscal year 2010, in accordance with ASC 350, Intangibles-Goodwill and Other. Due to the fact that the Company was not able to secure future contracts then under negotiation, management concluded that the carrying amount of our fabrication services segment exceeded its fair value, and we recorded an impairment loss of approximately $432 in fiscal 2010.  On the date of acquisition of the fabrication services business, management determined that the goodwill related only to the controlling shareholder, the Company, and no goodwill was allocated to the non-controlling interest which controls 45% of the equity of the Company’s Indonesia operation. Therefore, 100% of the goodwill impairment loss was related to the Company, and none was allocated to the non-controlling interest.  The method for determining the fair value of the goodwill was a combination of comparable market values for similar businesses and discounted cash flows. The estimates of future operating results for the Company’s fabrication services segment are for an early stage business with limited financial history, as well as developing revenue models. These factors increase the risk of differences between projected and actual performance that could impact future estimates of fair value of the fabrication services segment.

22.      DISCONTINUED OPERATION AND CORRESPONDING RESTRUCTURING PLAN

The Company’s Shanghai operation, as a component of the testing services segment, suffered continued operating losses in the past three fiscal years and the cash flow was minimal for the past three years.  In January 2010, the Company established a restructuring plan to close the Testing operation in Shanghai, China.  Based on the restructuring plan and in accordance with ASC Topic 205-20, Presentation of Financial Statement Discontinued Operations, the Company presented the operation results from Shanghai as a discontinued operation as the Company believed that no continued cash flow would be generated by the discontinued component (Shanghai subsidiary) and that the Company would have no significant continuing involvement in the operations of the discontinued component. In accordance with the restructuring plan, the Company would pay off the outstanding balance of accounts payable of $39 and collect accounts receivable of $2.

During the process of winding up the Company’s operation in Shanghai, China, the Company incurred general and administrative expenses of approximately $4 for the year ended June 30, 2011. The Company anticipates that it may incur additional costs and expenses in winding up the business of the subsidiary through which the China facility was operated.

Under the provision of ASC Topic 830, translation adjustments that result when a foreign entity’s financial statements are translated into a parent company’s or an investor’s reporting currency are separately reported in the parent company’s other comprehensive income.  Foreign currency translation adjustments that are accumulated in other comprehensive income are reclassified to income only when they are realized, if the investment in the foreign entity is sold or is substantially or completely liquidated.  The foreign currency translation adjustments on the balance sheet of the Shanghai, China subsidiary as of June 30, 2011 were insignificant.

Loss from discontinued operation for the year ended June 30, 2011 was as follows (in thousands):

	For the Year Ended June 30.
	2011	2010

Revenue	$-	$13
Cost of sales	-	47

Gross loss	-	(34)
Operating expenses
General and administrative	4	29
Total	4	29
Loss from discontinued operation	(4)	(63)
Other income	-	23

Loss from discontinued operation	$(4)	$(40)

As the Company does not provide a separate cash flow statement for the discontinued operation, as the impact of this discontinued operation was immaterial.

23.           BUSINESS SEGMENTS

The Company operates in five segments: the testing service industry (which performs structural and electronic tests of semiconductor devices), the designing and manufacturing of equipment (which equipment tests the structural integrity of integrated circuits and other products), the distribution of various products from other manufacturers in Singapore and the Southeast Asia, the fabrication services segment (which provides fabrication services in Indonesia for the oil and gas industry) and the real estate segment  in China.

The revenue allocated to individual countries was based on where the customers were located. The allocation of the cost of equipment, the current year investment in new equipment and depreciation expense were made on the basis of the primary purpose for which the equipment was acquired.

All inter-segment sales were sales from the manufacturing segment to the testing and distribution segment. Total inter-segment sales were $294 in fiscal 2011 and $125 in fiscal 2010.  Corporate assets mainly consisted of cash and prepaid expenses.  Corporate expenses mainly consisted of salaries, insurance, professional expenses and directors' fees.

	Year		Operating		Depr.
	Ended	Net	Income	Total	and	Capital
	June 30	Sales	(Loss)	Assets	Amort.	Expenditures
Manufacturing	2011	$19,492	$(953)	$3,161	$250	$151
	2010	22,489	1,064	11,964	211	12

Testing Services	2011	13,126	978	26,835	2,014	3,738
	2010	11,852	45	24,300	1,532	6,607

Distribution	2011	955	138	275	1	-
	2010	1,004	94	381	7	-

Real Estate	2011	1,062	761	4,584	112	3
	2010	700	363	3,963	115	558

Fabrication	2011	900	(987)	1,430	240	104
Services	2010	883	(1,938)	1,062	396	626

Corporate &	2011	-	(523)	71	-	-
Unallocated	2010	-	4	54	1	-

Total Company	2011	$35,535	$(586)	$36,356	$2,617	$3,996
	2010	$36,928	$(368)	$41,724	$2,262	$7,803

24.         LINE OF CREDIT

The Company’s credit rating provides it with readily and adequate access to funds in global markets. Certain lines of credit have covenants.  As of June 30, 2011, the Company was in compliance with these covenants.

Entity with	Type of	Interest	Expiration	Credit	Unused
Facility	Facility	Rate	Date	Limitation	Credit
Trio-Tech Singapore	Line of Credit	With interest rates ranging from 1.77% to 6.04%	--	$6,915	$5,259

25.        FAIR VALUE MEASUREMENTS

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

The following table provides a summary of the assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2011:

		Basis of Fair Value Measurements
	As of June 30, 2011	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Assets
Short-term deposits	$199	$199	$-	$-
Restricted term deposits	$3,562	$3,562	$-	$-
Total assets measured at fair value	$36,356	$36,356	$-	$-

Percentage of total assets	10%	10%	-	-

In accordance with ASC Topic 820, the Company measures its short term deposits and restricted short-term deposits at fair value, and they are classified within Level 1. Since the Company’s term deposits are fixed rate deposits, there is an active, readily tradable market value based on quoted prices. The Company based its estimates on such prices (Level 1 pricing) as of June 30, 2011, or the measurement date. Active markets are those in which transactions occur in significant frequency and volume to provide pricing information on an on-going basis. Since valuations are based on quoted prices that are readily and regularly available in an active market, the valuation of these term deposits does not entail a significant degree of judgment.

26.           NON-CONTROLLING INTEREST

As of July 1, 2009, the Company implemented ASC Topic 810, Consolidation, which modifies the accounting and disclosure requirements for subsidiaries which are not wholly-owned. In accordance with the provisions of ASC Topic 810, Consolidation, the Company has reclassified the non-controlling interest previously reflected between long-term liabilities and stockholders’ equity and included the amount as a component of stockholders’ equity in the accompanying consolidated balance sheets. Additionally, the Company has presented the net income attributable to the Company and the non-controlling ownership interests separately in the accompanying consolidated financial statements.

Non-controlling interest represents the minority stockholders’ share of 45% of the equity of Trio-Tech (Malaysia) Sdn. Bhd, Trio-Tech (Kuala Lumpur) Sdn. Bhd., SHI International Pte. Ltd. and PT SHI Indonesia, and 24% interest in Prestal Enterprise Sdn. Bhd., which are subsidiaries of Trio-Tech International Pte. Ltd.

The table below reflects a reconciliation of the equity attributable to non-controlling interest:

	For the Year Ended June 30,
Non-controlling interest	2011	2010
Beginning balance	$2,809	$2,918
Net income/(loss)	353	(219)
Translation adjustment	(193)	110
Ending balance	$2,969	$2,809

27.              OPERATING LEASES

Operating leases arise from the leasing of the Company’s commercial and residential real estate investment property in China. Initial lease terms generally range from 12 to 60 months. Depreciation expense for assets subject to operating leases is taken into account primarily on the straight-line method over a period of twenty years in amounts necessary to reduce the carrying amount of the asset to its estimated residual value. Depreciation expense relating to the property held as investments in operating leases was $106 and $106 for fiscal years 2011 and 2010, respectively.

Investments in operating leases as at June 30:

	For the Year Ended June 30,
	2011	2010
Investment property in China	$1,416	$2,330
Accumulated depreciation	(178)	(189)
Net investment in operating leases	$1,238	$2,141

Future minimum rental payments to be received from fiscal 2011 to fiscal 2014 on non-cancellable operating leases are contractually due as follows as of June 30, 2011:

For the Year Ended June 30,	Amount

2012	$126
2013	90
2014	7
$223

28.       TERM DEPOSITS

	For the Year Ended June 30,
	2011	2010
Short-term deposits	$199	$2,714
Restricted term deposits	3,562	2,247
Total	$3,761	$4,961

Restricted deposits represent the amounts of cash pledged to secure loans payable granted by financial institutions and serve as collateral for public utility agreements such as electricity and water and performance bonds related to customs duty payable.  Restricted deposits are classified as non-current assets, as they relate to long-term obligations and will become unrestricted only upon discharge of the obligations. Short-term deposits represent bank deposits which do not qualify as cash equivalents.

29.      ASSETS HELD FOR SALE

During the third quarter of fiscal 2011, Trio-Tech (Malaysia) Sdn Bhd., (“TTM”) a 55% owned subsidiary of the Registrant planned to sell its factory building in Penang, Malaysia which was being used as its testing facility before it moved its entire operations to Petaling Jaya, Malaysia. The Malaysia operation ceased the deprecation of that property in accordance with ASC Topic 360 Property, plant and equipment.  In March 2011, a prospective buyer contacted the Company and negotiated regarding the purchase of property.

During the fourth quarter, TTM entered into a Sales and Purchase agreement with a buyer providing for the sale of the Penang factory building.  The agreement provides for a purchase price of RM 3,550 (Malaysian ringgit), or approximately $1,200 based on the exchange rate as of June 30, 2011 published by the Monetary Authority of Singapore. As per the terms of agreement, the buyer paid a forfeitable down-payment of ten percent (10%) to an escrow account, equivalent to RM 355 or approximately $120 based on the exchange rate as of June 30, 2011 published by the Monetary Authority of Singapore.

The asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets. Currently the transaction is pending for the local government approval and the Company believes that the sale of the building will be consummated by the second quarter of fiscal 2012, and does not have any impact on the Company’s consolidated statements of operations and comprehensive income for the year ended June 30, 2011.  If the required governmental approvals are not obtained within the stipulated period, then the parties are free to terminate the agreement and the deposit is refundable.

Accordingly, the Company believes that the assets held for sale should be classified as current assets and that the fair value of this property, less cost to sell is higher than its book value, and in accordance with ASC Topic 360 the asset held for sale was recorded at a net book value of $137 as of June 30, 2011.