Form 10-Q
period 2011-09-30
TRIO TECH INTERNATIONAL
filed 2011-11-14
CIK 732026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of November 10, 2011, there were 3,321,555 shares of the issuer’s Common Stock, no par value, outstanding.

TRIO-TECH INTERNATIONAL
INDEX TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION, OTHER INFORMATION AND SIGNATURE

		Page
Part I.	Financial Information

Item 1.	Financial Statements
	(a) Condensed Consolidated Balance Sheets as of September 30, 2011 (Unaudited) and June 30, 2011	2
	(b) Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months Ended September 30, 2011 (Unaudited) and September 30, 2010 (Unaudited)	3
	(c) Condensed Consolidated Statements of Shareholders Equity for the Three Months Ended September 30, 2011 (Unaudited) and the Year Ended June 30, 2011	4
	(d) Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2011 (Unaudited) and September 30, 2010 (Unaudited)	5
	(e) Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	34
Item 4.	Controls and Procedures	34

Part II.	Other Information

Item 1.	Legal Proceedings	35
Item 1A.	Risk Factors	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3.	Defaults upon Senior Securities	35
Item 4.	[Removed and Reserved]	35
Item 5.	Other Information	35
Item 6.	Exhibits	35

Signatures		36
Exhibits

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	Sept. 30, 2011	June 30, 2011
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash & cash equivalent	$2,779	$3,111
Short-term deposits	201	199
Trade accounts receivable, less allowance for doubtful accounts of $47 and $69	6,902	6,812
Other receivables	1,408	309
Loan receivables from property development projects	1,094	1,083
Inventories, less provision for obsolete inventory of $866 and $937	2,300	2,430
Prepaid expenses and other current assets	365	348
Assets held for sale	130	137
Total current assets	15,179	14,429

INVESTMENT IN UNCONSOLIDATED JOINT VENTURE	760	764
INVESTMENT PROPERTY IN CHINA, Net	1,233	1,238
PROPERTY, PLANT AND EQUIPMENT, Net	14,201	14,951
OTHER ASSETS	1,678	1,412
RESTRICTED TERM DEPOSITS	3,370	3,562
TOTAL ASSETS	$36,421	$36,356

LIABILITIES
CURRENT LIABILITIES:
Lines of credit	$1,832	$1,333
Accounts payable	2,522	1,874
Accrued expenses	3,878	3,179
Income taxes payable	482	492
Current portion of bank loans payable	132	147
Current portion of capital leases	143	148
Total current liabilities	8,989	7,173

BANK LOANS PAYABLE, net of current portion	2,595	2,768
CAPITAL LEASES, net of current portion	220	271
DEFERRED TAX LIABILITIES	623	677
OTHER NON-CURRENT LIABILITIES	496	490
TOTAL LIABILITIES	$12,923	$11,379
COMMITMENT AND CONTINGENCIES	--	--

EQUITY
TRIO-TECH INTERNATIONAL’S SHAREHOLDERS' EQUITY:
Common stock, no par value, 15,000,000 shares authorized; 3, 321,555 shares issued and outstanding as at September 30, 2011, and June 30, 2011	$10,531	$10,531
Paid-in capital	2,269	2,227
Accumulated retained earnings	4,987	5,791
Accumulated other comprehensive gain-translation adjustments	2,960	3,459
Total Trio-Tech International shareholders' equity	20,747	22,008
NON-CONTROLLING INTEREST	2,751	2,969
TOTAL EQUITY	$23,498	$24,977
TOTAL LIABILITIES AND EQUITY	$36,421	$36,356

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
UNAUDITED (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

	Three Months Ended
	Sept. 30,	Sept. 30,
	2011	2010
Revenue
Products	$3,116	$9,203
Testing Services	3,291	3,474
Fabrication Services	2,345	165
Others	47	187
	8,799	13,029
Cost of Sales
Cost of products sold	2,607	7,908
Cost of testing services rendered	2,634	2,109
Cost of fabrication services rendered	2,132	215
Others	26	50
	7,399	10,282

Gross Margin	1,400	2,747

Operating Expenses
General and administrative	2,098	1,830
Selling	144	128
Research and development	75	29
Loss on disposal of property, plant and equipment	4	7
Total operating expenses	2,321	1,994

(Loss) / Income from Operations	(921)	753

Other (Expenses) / Income
Interest expenses	(61)	(60)
Other income / (expenses), net	44	(40)
Total other expenses	(17)	(100)

(Loss) / Income from Continuing Operations before Income Taxes	(938)	653

Income Tax (Expenses) / Benefit	(37)	4

(Loss) / Income from Continuing Operations before Non-Controlling Interest, net of tax	(975)	657

Other Operating Activities
Equity in loss of unconsolidated joint venture, net of tax	(11)	-

Discontinued Operations (Note 17)
Loss from discontinued operations, net of tax	(1)	(2)
NET (LOSS) / INCOME	(987)	655

Less: Net (Loss) / income attributable to the non-controlling interest	(183)	164
Net (Loss) / Income Attributable to Trio-Tech International Common Shareholders	$(804)	$491

Amounts Attributable to Trio-Tech International Common Shareholders:
(Loss) / income from continuing operations, net of tax	(803)	493
Loss from discontinued operations, net of tax	(1)	(2)
Net (Loss) / Income Attributable to Trio-Tech International Common Shareholders	$(804)	$491

Comprehensive (Loss) / Income Attributable to Trio-Tech International Common Shareholders:

Net (loss) / income	(987)	655
Foreign currency translation, net of tax	(534)	909
Comprehensive (Loss) / Income	(1,521)	1,564
Less: Comprehensive (loss) / income attributable to the non-controlling interest	(218)	169
Comprehensive (Loss) / Income Attributable to Trio-Tech International Common Shareholders	$(1,303)	$1,395

Basic (Loss) / Earnings per Share:
Basic (loss) / earnings per share from continuing operations attributable to Trio-Tech International	$(0.24)	$0.15
Basic (loss) / earnings per share from discontinued operations attributable to Trio-Tech International	$(0.00)	$(0.00)
Basic (Loss) / Earnings per Share from Net (Loss) / Income Attributable to Trio-Tech International	$(0.24)	$0.15

Diluted (Loss) / Earnings per Share:
Diluted (loss) / earnings per share from continuing operations attributable to Trio-Tech International	$(0.24)	$0.14
Diluted loss per share from discontinued operations attributable to Trio-Tech International	$(0.00)	$(0.00)
Diluted (Loss) / Earnings per Share from Net Loss
(Loss) / Income Attributable to Trio-Tech International	$(0.24)	$0.14

Weighted average number of common shares outstanding
Basic	3,288	3,227
Dilutive effect of stock options	-	251
Number of shares used to compute earnings per share - diluted	3,288	3,478

See notes to the condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(IN THOUSANDS)

	Common Stock			Additional Paid-in Capital		Accumulated Retained Earnings		Accumulated Other Comprehensive Income		Non- Controlling Interest
	Shares	Amount										Total
		$		$		$		$		$		$
Balance at June 30, 2010	3,227		10,365		$1,597		6,486		1,818		2,809		23,075

Cash received from stock options exercised	95		166										166
Stock option expenses					630								630
Net (loss) / income							(688)				353		(335)
Translation adjustment									1,641		(193)		1,448
Dividend							(7)						(7)
Balance at June 30, 2011	3,322		10,531		2,227		5,791		3,459		2,969		24,977

Stock option expenses					42								42
Net loss							(804)				(183)		(987)
Translation adjustment									(499)		(35)		(534)

Balance at Sept. 30, 2011	3,322		10,531		2,269		4,987		2,960		2,751		23,498

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)

	Three Months Ended
	Sept. 30,	Sept. 30,
	2011	2010
	(Unaudited)	(Unaudited)
Cash Flow from Operating Activities
Net (loss) / income	$(987)	$655
Adjustments to reconcile net (loss) / income to net cash flow used in operating activities
Depreciation and amortization	686	652
Bad debt (recovery) / expense, net	(22)	39
Inventory provision / (recovery)	5	(45)
Warranty expense, net	12	-
Accrued interest expense, net of interest income	54	51
Loss on sale of property-continued operations	4	7
Loss in equity of unconsolidated joint venture	11	-
Stock compensation	42	19
Deferred tax provision	(18)	(55)
Changes in operating assets and liabilities, net of acquisition effects
Accounts receivables	(237)	(1,757)
Other receivables	(1,099)	(5)
Other assets	(308)	(226)
Inventories	15	(242)
Prepaid expenses and other current assets	(28)	(187)
Accounts payable and accrued liabilities	1,369	(989)
Income tax payable	3	68
Net cash used in operating activities	(498)	(2,015)

Cash Flow from Investing Activities
Proceeds from unrestricted and restricted term deposits, net	3	2,384
Additions to property, plant and equipment	(463)	(611)
Proceeds from disposal of property, plant and equipment	-	28
Net cash (used) / provided by investing activities	(460)	1,801

Cash Flow from Financing Activities
Borrowings on lines of credit, net	617	1,079
Repayment of bank loans and capital leases	(115)	(318)
Proceeds from long-term bank loans	-	286
Proceeds from stock options exercised	-	4
Net cash provided by financing activities	502	1,051

Effect of Changes in Exchange Rate	124	257

NET (DECREASE) / INCREASE IN CASH	(332)	1,094
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,111	3,244
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,779	$4,338

Cash paid during the period for:
Interest	$55	$50
Income taxes	$32	$4

Non-Cash Transactions
Capital lease of property, plant and equipment	$-	$286

See notes to the condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (IN THOUSANDS, EXCEPT EARNING PER SHARE AND NUMBER OF SHARES)

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

* 100% owned by Trio-Tech International Pte. Ltd.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  All significant inter-company accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements are presented in U.S. dollars.  The accompanying condensed consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.  Operating results for the three months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2012.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the fiscal year ended June 30, 2011.

All dollar amounts in the financial statements and in the notes herein are U.S. dollars (‘‘U.S. $’’) unless otherwise designated.

2. NEW ACCOUNTING PRONOUNCEMENTS

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of this update will not have an impact on our results of operations or financial position, as the Company has fully impaired goodwill in prior fiscal years.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under the amendments to Topic 220, Comprehensive Income, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments in this update shall be applied retrospectively and are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. This update may have an impact on the Company for presentation of Comprehensive Income commencing with the quarter ending March 31, 2012.

In May 2011, the FASB issued Accounting Standards Update ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments to the FASB Accounting Standards Codification™ (Codification) in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. Nonpublic entities may apply the amendments in ASU 2011-04 early, but no earlier than for interim periods beginning after December 15, 2011. The adoption of this update is not expected to have an impact on our results of operations or financial position, as the Company has fully impaired goodwill in prior fiscal years.

In December 2010, the FASB issued ASU No. 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. Under Topic 350 on goodwill and other intangible assets, testing for goodwill impairment is a two-step test. When a goodwill impairment test is performed (either on an annual or interim basis), an entity must assess whether the carrying amount of a reporting unit exceeds its fair value (Step 1). If it does, an entity must perform an additional test to determine whether goodwill has been impaired and to calculate the amount of that impairment (Step 2). The amendments in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that goodwill impairment exists. An entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of this update did not have an impact on our results of operations or financial position, as the Company has fully impaired goodwill in prior fiscal years.

In April 2010, the FASB issued ASU No. 2010-13, Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in which the Underlying Equity Security Trades. This ASU codifies the consensus reached in EITF Issue No. 09-J, Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in which the Underlying Equity Security Trades. The amendments to the Codification clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. This is effective for financial years beginning after December 15, 2010, which is July 1, 2011 for the Company. The adoption of this update does not have any material impact on our results of operations or financial position.

Other new pronouncements issued but not yet effective until after September 30, 2011 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

3.   INVENTORIES

Inventories consisted of the following:
	Sept. 30,
	2011	June 30,
	(Unaudited)	2011

Raw materials	$1,409	$1,303
Work in progress	1,661	1,392
Finished goods	243	213
Less: provision for obsolete inventory	(866)	(937)
Currency translation effect	(147)	459
	$2,300	$2,430

 The following table represents the changes in provision for obsolete inventory:
	Sept. 30,
	2011	June 30,
	(Unaudited)	2011
Beginning	$937	$907
Additions charged to expenses	5	52
Usage - disposition	(40)	(110)
Currency translation effect	(36)	88
Ending	$866	$937

4.  STOCK OPTIONS

On September 24, 2007, the Company’s Board of Directors unanimously adopted the 2007 Employee Stock Option Plan (the “2007 Employee Plan”) and the 2007 Directors Equity Incentive Plan, (the “2007 Directors Plan”) each of which was approved by the shareholders on December 3, 2007. Each of those plans was amended by the Board in 2010 to increase the number of shares covered thereby, which amendments were approved by the shareholders on December 14, 2010.  At present, the 2007 Employee Plan provides for awards of up to 600,000 shares of the Company’s Common Stock to employees, consultants and advisors and the 2007 Directors Plan provides for awards of up to 400,000 shares of the Company’s Common Stock to the members of the Board of Directors in the form of non-qualified options and restricted stock. These two plans are administered by the Board, which also establishes the terms of the awards.

Assumptions

No options were granted during the three months ended September 30, 2011 and 2010 however the Company calculates the fair value for option awards on the date of grant using the Black-Scholes option pricing model.

2007 Employee Stock Option Plan

The Company’s 2007 Employee Plan permits the grant of stock options to its employees covering up to an aggregate of 600,000 shares of Common Stock. Under the 2007 Employee Plan, all options must be granted with an exercise price of not less than fair value as of the grant date and the options granted must be exercisable within a maximum of ten years after the date of grant, or such lesser period of time as is set forth in the stock option agreements. The options may be exercisable (a) immediately as of the effective date of the stock option agreement granting the option, or (b) in accordance with a schedule related to the date of the grant of the option, the date of first employment, or such other date as may be set by the Compensation Committee. Generally, options granted under the 2007 Employee Plan are exercisable within five years after the date of grant, and vest over the period as follows: 25% vesting on the grant date and the remaining balance vesting in equal installments on the next three succeeding anniversaries of the grant date. The share-based compensation will be recognized in terms of the grade method over the vesting period.

The Company did not grant any options pursuant to the 2007 Employee Plan during the three months ended September 30, 2011. The Company recognized stock-based compensation expenses of $42 in the three months ended September 30, 2011 under the 2007 Employee Plan. The balance of unamortized stock-based compensation of $127 based on fair value on the grant date related to options granted under the 2007 Employee Plan is expected to be recognized over a period of two years.

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

As of September 30, 2011, there were vested employee stock options covering a total of 169,875 shares of Common Stock. The weighted-average exercise price was $4.65 and the weighted average remaining contractual term was 2.28 years. The total intrinsic value of vested employee stock options during the three month period ended September 30, 2011 was $103.

A summary of option activities under the 2007 Employee Plan during the three month period ended September 30, 2011 is presented as follows:

	Options	Weighted- Average Exercise Price	Weighted - Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2011	291,875	$4.10	3.07	$178
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2011	291,875	$4.10	2.81	$178
Exercisable at September 30, 2011	169,875	$4.65	2.28	$103

A summary of the status of the Company’s non-vested employee stock options during the three months ended September 30, 2011 is presented below:
		Weighted-Average Grant-Date
	Options	Fair Value

Non-vested at July 1, 2011	132,250	$5.29
Granted	-	-
Vested	(10,250)	2.56
Forfeited	-	-
Non-vested at September 30, 2011	122,000	$5.52

2007 Directors Equity Incentive Plan

The 2007 Directors Plan permits the grant of options covering up to an aggregate of 400,000 shares of Common Stock to its non-employee directors in the form of non-qualified options and restricted stock. The exercise price of the non-qualified options is 100% of the fair value of the underlying shares on the grant date. The options have five-year contractual terms and are generally exercisable immediately as of the grant date.

During the first quarter of each of fiscal 2012 and fiscal 2011, the Company did not grant any options pursuant to the 2007 Directors Plan.

There were no options exercised under the 2007 Directors Equity Incentive Plan during either the first quarter of fiscal 2012 or fiscal 2011. The Company did not recognize any stock-based compensation expenses in the three months ended September 30, 2011 and 2010, respectively, under the 2007 Directors Plan.

The total intrinsic value of directors’ stock options during the three months ended September 30, 2011 was $102. A summary of option activities under the 2007 Directors Plan during the three months ended September 30, 2011 is presented as follows:

	Options	Weighted- Average Exercise Price	Weighted - Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2011	335,000	$4.86	3.16	$102
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2011	335,000	$4.86	2.90	$102
Exercisable at September 30, 2011	335,000	$4.86	2.90	$102

5.   EARNINGS PER SHARE

The Company applied ASC Topic 260, Earnings per Share. Basic EPS are computed by dividing net income available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period.  Diluted EPS give effect to all dilutive potential common shares outstanding during a period.  In computing diluted EPS, the average price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options and warrants. Stock options to purchase 626,875 shares at exercise prices ranging from $1.72 to $9.57 per share as of September 30, 2011 were excluded in the computation of diluted EPS because their effect would have been anti-dilutive.

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

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted EPS for the period presented herein:

	Three Months Ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)
(Loss) / income attributable to Trio-Tech International common shareholders from continuing operations, net of tax	$(803)	$493

Loss attributable to Trio-Tech International common shareholders from discontinued operations, net of tax	$(1)	$(2)
Net (loss) / income attributable to Trio-Tech International common shareholders	$(804)	$491
Basic (loss) / income per share
Basic (loss) / income per share from continuing operations attributable to Trio-Tech International	$(0.24)	$0.15
Basic loss per share from discontinued operation attributable to Trio-Tech International	-	-
Basic (loss) / earnings per share from net (loss) / income attributable to Trio-Tech International	$(0.24)	$0.15
Diluted (loss) / earnings per share
Diluted (loss) / earnings per share from continuing operations attributable to Trio-Tech International	$(0.24)	$0.14
Diluted loss per share from discontinued operation attributable to Trio-Tech International	-	-
Diluted (loss) / earnings per share from net (loss) / income attributable to Trio-Tech International	$(0.24)	$0.14

Weighted average number of common shares outstanding — basic	3,288	3,227
Dilutive effect of stock options	-	251
Number of shares used to compute earnings per share — diluted	3,288	3,478

6.   ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable consists of customer obligations due under normal trade terms. Although management generally does not require collateral, letters of credit may be required from customers in certain circumstances. Management periodically performs credit evaluations of customers’ financial conditions.

Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. Management includes any accounts receivable balances that are determined to be uncollectible in the allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  Based on the information available to us, management believed the allowance for doubtful accounts as of September 30, 2011 and June 30, 2011 was adequate.

The following table represents the changes in the allowance for doubtful accounts:

	Sept. 30,
	2011	June 30,
	(Unaudited)	2011
Beginning	$69	$91
Additions charged to expenses	6	78
Recovered	(28)	(107)
Currency translation effect	-	7
Ending	$47	$69

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

	Sept. 31,
	2011	June 30,
	(Unaudited)	2011
Beginning	$29	$113
Additions charged to cost and expenses	12	51
Recovered	-	(74)
Actual usage	(10)	(70)
Currency translation effect	(1)	9
EndingE Ending	$30	$29

8.  INCOME TAX

The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of ASC Topic 740 Income Taxes. The income tax expenses were $37 for the three months ended September 30, 2011 as compared to the income tax benefit of $4 for the three months ended September 30, 2010.

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

9.   INVESTMENT IN PROPERTY DEVELOPMENT

The following table presents the Company’s investment in property development in China as of September 30, 2011. The exchange rate is based on the exchange rate as on September 30, 2011 published by the Monetary Authority of Singapore.

	Investment Date	Investment Amount (RMB)	Investment Amount (U.S. Dollars)
Investment in developments - JiaSheng	08/27/2007	10,000	1,564
Investment in developments - JiaSheng	12/17/2007	5,000	782
Return of investment in developments - JiaSheng	06/26/2008	(5,000)	(782)
Return of investment in developments - JiaSheng	10/23/2008	(1,988)	(311)
Return of investment in developments - JiaSheng	11/20/2009	(1,988)	(311)
Return of investment in developments - JiaSheng	11/03/2010	(2,651)	(415)
Return of investment in developments - JiaSheng	11/08/2010	(723)	(113)
Return of investment in developments - JiaSheng	11/09/2010	(301)	(47)
Return of investment in developments - JiaSheng	11/10/2010	(1,807)	(283)
Return of investment in developments - JiaSheng	11/12/2010	(542)	(84)
Total: Investment in property developments – Jia Sheng (project B-48 Phase 1)		-	-

In fiscal 2008, Trio-Tech (Chongqing) Co. Ltd. (“TTCQ”) entered into a Memorandum Agreement with JiaSheng Property Development Co., Ltd. (“JiaSheng”) to invest in a piece of property (project B-48 phase 1) with 24.91 acres owned and developed by JiaSheng located in Chongqing City, China, which was intended for sale after the completion of development.  TTCQ invested RMB 15,000 and the Company recorded a return of investment totaling RMB 15,000. From fiscal 2008 through fiscal 2010 the Company recorded a return on investment totaling RMB 5,874, or approximately $937, and in fiscal 2011 recorded a return on investment amounting to RMB 3,976, or approximately $595. There were no new investments in property development made during the first quarter of fiscal 2012.

10.   INVESTMENT PROPERTY IN CHINA

The following table presents the Company’s investment in the property in China as of September 30, 2011. The exchange rate is based on the exchange rate as of September 30, 2011 published by the Monetary Authority of Singapore.

	Investment Date	Investment Amount (RMB)	Investment Amount (U.S. Dollars)
Purchase of rental property – MaoYe	01/04/2008	5,554	868
Purchase of rental property – JiaSheng	10/23/2008	7,042	1,101
Additional cost of rental property - JiaSheng	12/01/2009	209	33
Investment rental property disposed - JiaSheng	02/05/2010	(579)	(90)
Purchase of rental property – Jiang Huai	01/06/2010	3,600	563
Investment rental property disposed - JiaSheng	03/04/2011	(6,672)	(1,044)
Gross investment in rental property		9,154	1,431
Accumulated depreciation on rental property	09/30/2011	(1,266)	(198)
Net investment in property – China		7,888	1,233

Rental Property I

In fiscal 2008, TTCQ entered into a Memorandum Agreement with MaoYe Property Ltd. to purchase an office space in Chongqing, China, for a total cash purchase price of RMB 5,554. The Company rented this property to a third party on July 13, 2008. The term of the rental agreement was five years with a monthly rental income of RMB 39, or approximately $6 based on the average exchange rate for the three months ended September 30, 2011, for the first three years, and in the fourth year with an increase of 8% in July 2012, a monthly rental income of RMB 41, or approximately $6 based on the average exchange rate for the three months ended September 30, 2011, and another increase of 8% in July 2013.

Property purchased from Mao Ye, generated a rental income of RMB 124, or approximately $19 for the quarter ending September 30, 2011 based on the average exchange rate for the three months ended September 30, 2011 and RMB 115, or approximately $17 for the quarter ending September 30, 2010.

Rental Property II

In fiscal 2009, TTCQ entered into a Memorandum Agreement with JiaSheng to purchase four units of commercial property and two units of residential property, totaling 1,391.70 square meters in Chongqing, China, for a total purchase price of RMB 7,042.  Property purchased from JiaSheng was disposed of during February 2010 and March 2011 and hence there was no rental income recorded for these properties for the quarter ending September 30, 2011. However these properties generated a rental income of RMB 348, or approximately $51 for the quarter ending September 30, 2010.

TTCQ sold four commercial properties purchased on October 23, 2008 to JiaSheng for RMB 6,860, or approximately $1,067, recording a gain on disposal of RMB 1,015, or approximately $158 after deducting sales tax and exchange difference, from the four properties which carried a cost of RMB 6,672, or approximately $1,044, and accumulated depreciation of RMB 840, or approximately $131.  All payments in these sales transactions were received in full during the third quarter of fiscal 2011.

Rental Property III

In fiscal 2010, the Company entered into a Memorandum Agreement with ChongQing Jiang Huai Real Estate Development Co., Ltd. to purchase eight units of commercial property, in Chongqing, China, for a total purchase price of RMB3,600. TTCQ renewed its rental agreement for this property on January 8, 2011 and the rental agreement provided for a one year renewable term with an annual rental income of RMB 720, or approximately $112.

Property purchased from Jiang Huai, generated a rental income of RMB 180, or approximately $28 for the quarter ending September 30, 2011 based on the average exchange rate for the three months ended September 30, 2011, and RMB 180, or approximately $27 for the quarter ending September 30, 2010.

Other Properties

In fiscal 2010, the Company entered into a Memorandum Agreement with Chongqing Fu Li Real Estate Development Co. Ltd. to purchase two commercial properties totaling 311.99 square meters (“office space”), located in Jiang Bei District Chongqing. Although TTCQ currently rents its office premises from a third party, it intends to use the property as its office premises. The total purchase price committed and paid was RMB 3,678, or approximately $575 based on the exchange rate as of September 30, 2011.  A down payment deposit of RMB 3,678, or approximately $575, was paid in fiscal 2010, and the related tax expense of RMB 150, or approximately $23, was paid. The construction was completed as of the date of this report and the properties are in the process of handover.

Total rental income for both the investment properties in China was $47 and $95 for the quarters ending September 30, 2011 and 2010, respectively.

Depreciation expenses for both the investment property in China were $18 and $29 for the quarters ending September 30, 2011 and 2010, respectively.

11.   LOAN RECEIVABLE FROM PROPERTY DEVELOPMENT PROJECTS

The following table presents the Company’s loan receivable from property development projects in China as of September 30, 2011. The exchange rate is based on the date published by the Monetary Authority of Singapore as on September 30, 2011.

	Loan Date	Loan Amount (RMB)	Loan Amount (U.S. Dollars)
Investment in JiaSheng (Project B-48 Phase 2)	11/1/2010	5,000	782
Investment in Jiang Huai (Project - Yu Jin Jiang An )	11/1/2010	2,000	312
Net loan receivable from property development projects		7,000	1,094

On November 1, 2010, TTCQ entered into a new Memorandum Agreement with JiaSheng Property Development Co. Ltd. (“JiaSheng”) to invest in their property development projects (Project B-48 Phase 2) located in Chongqing City, China. Due to the short term nature of the investment, the amount was classified as a loan based on ASC Topic 310 Receivables, amounting to RMB 5,000. The agreement guaranteed the Company an income of RMB 1,250, or approximately $194, payable in four installments of RMB 313, or approximately $49.  The amount is unsecured and repayable at the end of one year.  The book value of the loan receivable approximates its fair value. TTCQ recorded other income of RMB 313, approximately $49, from JiaSheng for the quarter ending September 30, 2011.  Because the investment was made on November 1, 2010, there was no income recorded for the quarter ending September 30, 2010.

On November 1, 2010, TTCQ entered into a new Memorandum Agreement with Jiang Huai Property Development Co. Ltd. (“Jiang Huai”) to invest in their property development projects (Project - Yu Jin Jiang An) located in Chongqing City, China. Due to the short term nature of the investment, the amount was classified as a loan based on ASC Topic 310 Receivables, amounting to RMB 2,000. The agreement guaranteed the Company an income of RMB 400, or approximately $62, payable in 12 installments of RMB 33, or approximately $5. The amount is secured by the underlying property and repayable at the end of one year.  The book value of the loan receivable approximates its fair value. TTCQ recorded other income of RMB100, approximately $16, from Jiang Huai for the quarter ending September 30, 2011.  Because the investment was made on November 1, 2010, there was no such income in the same quarter of the prior fiscal year.

Management is in the process of negotiating the extension of both of the above investment agreements. However, management believes that the loan receivable is collectible in fiscal year 2012.

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

The revenue allocated to individual countries was based on where the customers were located. The allocation of the cost of equipment, the current year investment in new equipment and the depreciation expense have been made on the basis of the primary purpose for which the equipment was acquired.

All inter-segment sales were sales from the manufacturing segment to the testing and distribution segments. Total inter-segment sales were $217 and $68 for the three months ended September 30, 2011 and 2010, respectively. Corporate assets mainly consisted of cash and prepaid expenses. Corporate expenses mainly consisted of stock option expenses, salaries, insurance, professional expenses and directors' fees.

The following segment information is unaudited for the three months ending September 30, 2011 and September 30, 2010:

Business Segment Information:

	Three Months Ended Sept. 30,	Net Sales	Operating Income (Loss)	Total Assets	Depr. and Amort.	Capital Expenditures
Manufacturing	2011	$2,798	$(315)	$8,004	$57	$4
	2010	8,974	153	4,715	60	3

Testing Services	2011	3,291	(342)	20,718	562	453
	2010	3,474	442	31,596	465	603

Distribution	2011	318	21	282	1	-
	2010	229	31	438	-	-

Real Estate	2011	47	(6)	4,735	19	-
	2010	187	89	4,141	31	-

Fabrication	2011	2,345	(187)	2,596	47	6
Services	2010	165	(187)	934	96	5

Corporate &	2011	-	(92)	86	-	-
Unallocated	2010	-	225	1,842	-	-

Total Company	2011	$8,799	$(921)	$36,421	$686	$463
	2010	$13,029	$753	$43,666	$652	$611

13.   NON-CONTROLLING INTEREST

In accordance with the provisions of ASC Topic 810, Consolidation, the Company has presented the net income attributable to the Company and the non-controlling ownership interests separately in the accompanying condensed consolidated financial statements.

Non-controlling interest represents the minority stockholders’ share of 45% of the equity of Trio-Tech (Malaysia) Sdn. Bhd, Trio-Tech (Kuala Lumpur) Sdn. Bhd., SHI International Pte. Ltd. and PT SHI Indonesia, and 24% interest in Prestal Enterprise Sdn. Bhd., which are subsidiaries of the Company.

The table below reflects a reconciliation of the equity attributable to non-controlling interest:

	Sept. 30, 2011	June 30, 2011
Non-controlling interest	(Unaudited)
Beginning balance	$2,969	$2,809
Net income / (loss)	(183)	353
Translation adjustment	(35)	(193)
Ending balance	$2,751	$2,969

14.   FAIR VALUE MEASUREMENTS

The following table provides a summary of the assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2011:
		Basis of Fair Value Measurements
	As of September 30, 2011	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Assets
Short-term deposits	$201	$201	$-	$-
Restricted term deposits	$3,370	$3,370	$-	$-
Total assets	$36,421	$36,421	$-	$-

Percentage of total assets	9.8%	9.8%	-	-

In accordance with ASC Topic 820 Fair Value Measurements and Disclosures, the Company measures its short term deposits and restricted short-term deposits at fair value, and they are classified within Level 1. Since the Company’s term deposits are fixed rate deposits, there is an active, readily tradable market value based on quoted prices. The Company based its estimates on such prices (Level 1 pricing) as of September 30, 2011, or the measurement date. Active markets are those in which transactions occur in significant frequency and volume to provide pricing information on an on-going basis. Since valuations are based on quoted prices that are readily and regularly available in an active market, the valuation of these term deposits does not entail a significant degree of judgment.

15.   BANK LOANS PAYABLE

Bank loans payable consisted of the following:

	September 30, 2011	June 30, 2011
	(Unaudited)
Note payable denominated in Malaysian ringgit to a commercial bank for infrastructure investment, maturing in August 2024, bearing interest at the bank’s prime rate (6.05% less 1.5% at September 30 and June 30, 2011) per annum, with monthly payments of principal plus interest through August 2024, collateralized by the acquired building.	2,727	2,915

Current portion	(132)	(147)
Long term portion of bank loans payable	$2,595	$2,768

Future minimum payments (excluding interest) as of September 30, 2011 were as follows:

2012	$132
2013	140
2014	147
2015	154
2016	162
Thereafter	1,992
Total obligations and commitments	$2,727

16.   COMMITMENTS AND CONTINGENCIES

Trio-Tech (Malaysia) Sdn. Bhd. in Malaysia has expansion plans to meet its major customer’s additional requirements as the existing facility is inadequate to meet the demands of that customer.  The Company has capital commitments for the purchase of equipment and other related infrastructure costs amounting to RM 408, or approximately $128, in the Malaysia operations, based on the exchange rate as of September 30, 2011 published by the Monetary Authority of Singapore.

Trio-Tech (Tianjin) Co. Ltd. in China has capital commitments for the purchase of equipment and other related infrastructure costs amounting to RMB 2,634, or approximately $202 based on the exchange rate as of September 30, 2011 published by the Monetary Authority of Singapore. It commenced operation in the third quarter of fiscal 2011 after completion of the operations facilities process audit by the customer.

17.   DISCONTINUED OPERATION AND CORRESPONDING RESTRUCTURING PLAN

The Company’s Shanghai operation, as a component of the Testing segment, suffered continued operating losses for three consecutive fiscal years and the cash flow was minimal for those three years.  In January 2010, the Company established a restructuring plan to close the Testing operation in Shanghai, China.  Based on the restructuring plan and in accordance with ASC Topic 205-20, Presentation of Financial Statement Discontinued Operations, the Company presented the operation results from Shanghai as a discontinued operation as the Company believed that no continued cash flow would be generated by the disposed component (Shanghai subsidiary) and that the Company would have no significant continuing involvement in the operation of the discontinued component. In accordance with the restructuring plan, before moving out of Shanghai, the Company  will be required to pay the outstanding balance of accounts payable of RMB 249, or approximately $51 based on the exchange rate as on September 30, 2011 published by the Monetary Authority of Singapore.

The Company incurred general and administrative expenses of approximately zero for the three months ended September 30, 2011, for winding down the operation in Shanghai. The Company anticipates that it may incur additional costs and expenses in winding down the business of the subsidiary through which the China facility was operating.

Under the provision of ASC Topic 830, Foreign Currency Matters, translation adjustments that result when a foreign entity’s financial statements are translated into a parent company’s or an investor’s reporting currency are separately reported in the parent company’s other comprehensive income.  Foreign currency translation adjustments that are accumulated in other comprehensive income are reclassified to income only when they are realized, if the investment in the foreign entity is sold or is substantially or completely liquidated.  The foreign currency translation adjustments on the balance sheet of the Shanghai, China subsidiary as of September 30, 2011 were insignificant.

Loss from discontinued operations was as follows:

	Three Months Ended
	Sept. 30,	Sept. 30,
	2011	2010
	(Unaudited)	(Unaudited)

REVENUE	$-	$-
COST OF SALES	-	-

GROSS LOSS	-	-

OPERATING EXPENSES
General and administrative	1	2
Total	1	2

LOSS FROM DISCONTINUED OPERATION	(1)	(2))))

OTHER INCOME	(1)	(2)

LOSS FROM DISCONTINUED OPERATIONS	$(1)	$(2)

The Company does not provide a separate cash flow statement for the discontinued operation, as the impact of this discontinued operation was immaterial.

18.   INVESTMENT - OTHERS

During the second quarter of fiscal 2011, the Company entered into a joint-venture agreement with JiaSheng Property Development Co. Ltd. (“JiaSheng”) to develop real estate projects in China. The Company invested RMB 10,000, or approximately $1,526 based on the exchange rate as of September 30, 2011 published by the Monetary Authority of Singapore, for a 10% interest in the newly formed joint venture, which was incorporated as a limited liability company, Chong Qing Jun Zhou Zhi Ye Co. Ltd. (the “joint venture”), in China. The agreement stipulates that the Company will nominate two of the five members of the Board of Directors of the joint venture and has the ability to assign two members of management to the joint venture.  The agreement also stipulates that the Company will receive a fee of RMB 10,000, or approximately $1,526 based on the exchange rate as of September 30, 2011 published by the Monetary Authority of Singapore, for the services rendered in connection with obtaining priority to bid in certain real estate projects from the local government. Upon signing of the agreement, JiaSheng paid the Company RMB5,000 in cash, or approximately $763 based on the exchange rate as on September 30, 2011 published by the Monetary Authority of Singapore. The remaining RM B5,000 will be paid over 72 months commencing in 36 months from the date of the agreement when Chong Qing Jun Zhou Zhi Ye Co. Ltd. secures a property development project stated inside the joint venture agreement. The Company considered the RMB 5,000, or approximately $763 based on the exchange rate as on September 30, 2011 published by the Monetary Authority of Singapore, received in cash from JiaSheng, the controlling venturer in the joint venture, as a partial return of the Company’s initial investment of RMB 10,000, or approximately $1,526 based on the exchange rate as of September 30, 2011 published by the Monetary Authority of Singapore. Therefore, the RMB 5,000 received in cash was offset against the initial investment of RMB 10,000 resulting in a net investment of RMB 5,000 as of September 30, 2011.  The Company considers that the collectability of the remaining RMB 5,000 is uncertain due to the extended terms of the payment, and therefore had not recorded this amount as a receivable as of September 30, 2011.

On September 29, 2012, due to the resignation of two directors representing Trio-Tech in the board of the joint venture, the Company concluded that it could no longer exert a significant influence over the joint venture, operating and financial activities; therefore, the Company began accounting for this investment using the cost method effective September 29, 2011. An impairment review was made during the first quarter of fiscal 2012 and the carrying value of this investment at September 29, 2011, was $760,000, which approximates the Company’s pro rata share of the joint venture, underlying value.

In accordance with ASC Topic 323 Investments – Other, Cost Method Investments, ‘‘investment in unconsolidated joint venture’’ as shown on the Company’s Balance Sheet consists of the cost of an investment in the joint venture, in which the Company has a 10.89% interest. Prior to the first quarter of fiscal 2012, the Company’s 10.89% ownership in this China affiliate was recorded on the equity basis.

In accordance with ASC Topic 810-10-50, Disclosure for Variable Interest Entities, the Company analyzed its investments in joint ventures to determine if the joint venture is a variable interest entity (“VIE”) and would require consolidation. The Company (a) evaluates the sufficiency of the total equity at risk, (b) reviews the voting rights and decision-making authority of the equity investment holders as a group, and whether there are any guaranteed returns, protection against losses, or capping of residual returns within the group, and (c) establishes whether activities within the venture are on behalf of an investor with disproportionately few voting rights in making this VIE determination. The Company is required to consolidate a venture that is determined to be a VIE if the Company is the primary beneficiary. Beginning January 1, 2010, a new accounting standard became effective and changed the method by which the primary beneficiary of a VIE is determined to a primarily qualitative approach whereby the variable interest holder, if any, who has the power to direct the VIE’s most significant activities is considered to be the primary beneficiary. The Company has analyzed its investment in the joint venture and determined that, while such investment is a VIE, the Company is not the primary beneficiary and it does not have significant influence over the VIE.  Therefore, the Company is not required to consolidate such joint venture and the investment is accounted for using the cost method.

19.   ASSETS HELD FOR SALE

During the third quarter of fiscal 2011, Trio-Tech (Malaysia) Sdn Bhd., (“TTM”) a 55% owned subsidiary of the Registrant planned to sell its factory building in Penang, Malaysia which was being used as its testing facility before it moved its entire operations to Petaling Jaya, Malaysia. The Malaysia operation ceased the depreciation of that property in accordance with ASC Topic 360 Property, plant and equipment.

The asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets.

Accordingly, the Company believes that the assets held for sale should be classified as current assets and that the fair value of this property, less cost to sell is higher than its book value, and in accordance with ASC Topic 360 the asset held for sale was recorded at a net book value of $130.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The following should be read in conjunction with the condensed consolidated financial statements and notes in Item I above and with the audited consolidated financial statements and notes, and with the information under the headings “Risk factors” and “Management’s discussion and analysis of financial condition and results of operations” in the our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

Overview

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

Our testing operation in Shanghai, China suffered continued operating losses and the cash flow was minimal for fiscal 2007 through 2009.  In January 2010, we discontinued the testing operation in Shanghai, China. In the fourth quarter of fiscal 2010, Trio-Tech International Pte. Ltd. registered a new 100% wholly owned subsidiary, Trio-Tech (Tianjin) Co. Ltd. (“TTTJ”), located in the Xiqing Economic Development Area (XEDA) International Industrial Park in Tianjin City, Peoples' Republic of China. TTTJ commenced operating activities in the third quarter of fiscal 2011.

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

On November 1, 2010, Trio-Tech (Chongqing) Co. Ltd. (“TTCQ”) entered into a Memorandum Agreement with JiaSheng to invest in their property development projects (Project B-48 Phase 2) located in Chongqing City. On the same date, TTCQ entered into another Memorandum Agreement with Jiang Huai Property Development Co. Ltd. (“Jiang Huai”) to invest in their property development projects (Project - Yu Jin Jiang An) located in Chongqing City, China.  The total investment of these two projects was RMB 7,000, or approximately $1,094 based on the exchange rate as of September 30, 2011 published by the Monetary Authority of Singapore, which was classified as a loan based on ASC Topic 310 Receivables.

During the second quarter of fiscal 2011, TTCQ entered into a joint venture agreement with JiaSheng to develop real estate projects in China.  TTCQ invested RMB 10,000, or approximately $1,564 based on the exchange rate as of September 30, 2011 published by the Monetary Authority of Singapore, for a 10% interest in the newly formed joint venture, which was incorporated as a limited liability company, Chong Qing Jun Zhou Zhi Ye Co. Ltd. (the “joint venture”), in China. The agreement stipulates that TTCQ will nominate two of the five members of the Board of Directors of the joint venture and has the ability to assign two members of management to the joint venture.  The agreement also stipulates that TTCQ will receive a fee of RMB 10,000, or approximately $1,564 based on the exchange rate as of September 30, 2011 published by the Monetary Authority of Singapore, for the services rendered in connection with obtaining priority to bid in certain real estate projects from the local government. Upon signing of the agreement, JiaSheng paid TTCQ RMB 5,000 in cash, or approximately $782 based on the exchange rate as of September 30, 2011 published by the Monetary Authority of Singapore. The remaining RMB 5,000, or approximately $782, will be paid over 72 months commencing in 36 months from the date of the agreement. TTCQ considered the RMB 5,000, or approximately $782, received in cash from JiaSheng, the controlling venturer in the joint venture, as a partial return of the Company’s initial investment of RMB 10,000, or approximately $1,564. Therefore, the RMB 5,000, or approximately $782, received in cash was offset against the initial investment of RMB 10,000 resulting in a net investment of RMB 5,000. TTCQ considers the collectability of the remaining RMB 5,000, or approximately $782, to be uncertain due to the extended terms of the payment, and therefore has not recorded this amount as a receivable.

Fabrication Services

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

First Quarter Fiscal 2012 Highlights

●	Manufacturing segment revenue decreased by $6,176, or 68.8%, to $2,798 for the first quarter of fiscal 2012, compared to $8,974 for the same period in fiscal 2011.

●	Testing segment revenue decreased by $183, or 5.3%, to $3,291 for the first quarter of fiscal 2012, compared to $3,474 for the same period in fiscal 2011.

●	Distribution segment revenue increased by $89, or 38.9%, to $318 for the first quarter of fiscal 2012, compared to $229 for the same period in fiscal 2011.

●	Real estate segment revenue decreased by $140, or 74.9%, to $47 for the first quarter of fiscal 2012, compared to $187 for the same period in fiscal 2011.

●	Fabrication Services segment revenue increased by $2,180 to $2,345 for the first quarter of fiscal 2012, compared to $165 for the same period in fiscal 2011.

●	The overall gross profit margins decreased by 5.2% to 15.9% for the first quarter of fiscal 2012, from 21.1% for the same period in fiscal 2011.

●	General and administrative expenses increased by $268, or 14.6%, to $2,098 for the first quarter of fiscal 2012, from $1,830 for the same period in fiscal 2011.

●	Research and development expenses increased by $46, or 158.6%, to $75 for the first quarter of fiscal 2012, compared to $29 for the same period in fiscal 2011.

●	Loss from operations increased by $1,674, or 222.3%, to $921 for the first quarter of fiscal 2012, compared to an income of $753 for the same period in fiscal 2011.

●	Net loss attributed to Trio-Tech International common shareholders increased by $1,295 to $804 for the first quarter of 2012 as compared to an income of $491 for the same period in fiscal 2011.

Results of Operations and Business Outlook

The following table sets forth our revenue components for the three months ended September 30, 2011 and 2010, respectively.

Revenue Components
	Three Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
Revenue:	%	%
Manufacturing	31.8%	68.8%	$2,798	$8,974
Testing Services	37.4%	26.7%	3,291	3,474
Distribution	3.6%	1.8%	318	229
Real Estate	0.5%	1.4%	47	187
Fabrication Services	26.7%	1.3%	2,345	165

Total	100.0%	100.0%	$8,799	$13,029

Revenue for the three months ended September 30, 2011 were $8,799, a decrease of $4,230, or 32.5%, compared to $13,029 for the same quarter of last fiscal year.

Revenue into and within China and the Southeast Asia regions and other countries (except sales into and within the United States) decreased by $4,323, or 34.0%, to $8,392 for the three months ended September 30, 2011, as compared with $12,715 for the same period of last fiscal year.  The decrease was primarily due to a decrease in revenue in the manufacturing segment in our Singapore operation and in the testing services segment in our Malaysia operation, but partially offset by an increase in revenue in the distribution segment in our Singapore operation and the fabrication services segment in our Indonesia operation. Revenue into and within the United States was $407 for the three months ended September 30, 2011, an increase of $93 from $314 for the same period of the last fiscal year, due to an increase in revenue in the testing services segment in our U.S operation in the third quarter of fiscal 2012 as compared to the same period of last fiscal year.

Revenue components can be discussed within the five segments as follows:

Manufacturing Segment

Revenue in the manufacturing segment as a percentage of total revenue was 31.8% for the three months ended September 30, 2011, a decrease of 37.0%  compared to 68.8% of total revenue for the same period of the last fiscal year. In terms of dollar amount, the revenue decreased by $6,176 to $2,798 for the three months ended September 30, 2011, compared to $8,974 for the same period of the last fiscal year.

The decrease in the revenue generated by the manufacturing segment in the first quarter of fiscal 2012 was primarily due to a decrease in capital spending from one of our major customers during the first quarter of fiscal 2012  which are used by the major customers for the testing and production of their semiconductors compared to the same period of last fiscal year. The revenue in the manufacturing segment from this major customer accounted for 45.9% and 86.9% of our total revenue in the manufacturing segment for the three months ended September 30, 2011 and 2010, respectively. The future revenue in our manufacturing segment will be dependent on the purchase and capital expenditure plans of this major customer, if the customer base cannot be increased.

Testing Services Segment

Revenue in the testing services segment as a percentage of total revenue was 37.4% for the three months ended September 30, 2011, an increase of 10.7%, compared to 26.7% of total revenue for the same period of the last fiscal year.  In terms of dollar amount, the revenue in the testing segment decreased by $183 to $3,291 for the three months ended September 30, 2011, compared to $3,474 for the same period of the last fiscal year.

The decrease in revenue generated by the testing services segment was primarily due to a decrease in testing volume in the Malaysia and Thailand operations, which was mainly caused by our major customers in Malaysia and Thailand reducing their orders due to the prevailing global market slowdown. Demand for testing services varies from country to country depending on changes taking place in the market and our customers’ forecasts.  As it is difficult to accurately forecast fluctuations in the market, management believes it is necessary to maintain testing facilities in close proximity to our customers in order to make it convenient for them to send us their newly manufactured parts for testing and to enable us to maintain a share of the market.

Distribution Segment

Revenue in the distribution segment accounted for 3.6% of total revenue for the three months ended September 30, 2011, an increase of 1.8% compared to 1.8% of total revenue for the same period of the last fiscal year. In terms of dollar amount, the revenue increased by $89 to $318 for the three months ended September 30, 2011, compared to $229 for the same period of the last fiscal year.

The increase in revenue for the three months ended September 30, 2011 as compared to the prior year was mainly due to an increase of orders for self-designed and manufactured equipment, which are customized for the unique needs of our existing customers. We believe that our competitive advantage in self-designed and manufactured equipment, which addresses the unique needs of our customers, will continue to generate demand for our products.

Real Estate Segment

The real estate segment accounted for 0.5% of total revenue for the three months ended September 30, 2011, a decrease of 0.9%, compared to 1.4% of total revenue for the same period of last fiscal year. In terms of dollar amount, the revenue in the real estate segment decreased by $140 to $47 for the three months ended September 30, 2011, compared to $187 for the same period of the last fiscal year.

The two main revenue components for the real estate segment were investment income and rental income.

We invested in the property development with JiaSheng beginning in fiscal 2008 and progressively received a return of our entire investment principal by the end of the second quarter of fiscal 2011. As such, there has been no investment income recorded since the third quarter of fiscal 2011.

Rental income for the first quarter of 2012 was RMB 304, or approximately $47, based on the average exchange rate for the three months ended September 30, 2011, published by the Monetary Authority of Singapore, as compared to RMB 644, or approximately $95, for the same period of last fiscal year.

‘‘Investment in unconsolidated joint venture’’ as shown in the balance sheet consists of the cost of an investment in a joint venture, in which we have a 10.89% interest. Prior to the first quarter of fiscal 2012, the 10.89% ownership in this China affiliate was recorded on the equity basis.   In the first quarter of 2012, we concluded that we could no longer exert significant influence the operating and financial activities of the joint venture.  Therefore, we began accounting for this investment using the cost method effective September 29, 2011. The carrying value of this investment at September 29, 2011 was $760,000, which approximates our pro rata share of the underlying value of the joint venture. Based on ASC Topic 323 – Investments – Other, Cost Method Investments, the existing cost, after evaluating for impairment, has been considered the carrying value of the investment to be the cost of investment.

Fabrication Services Segment

Revenue in the fabrication services segment accounted for 26.7% of total revenue for the three months ended September 30, 2011, an increase of 25.4% compared to 1.3% for the same period of the last fiscal year. In terms of dollar amount, the revenue was $2,345 for the three months ended September 30, 2011, an increase of $2,180 as compared to $165 for the same period of the last fiscal year.

The increase in revenue for the three months ended September 30, 2011 as compared to the same period of last fiscal year was primarily due to acceptance of two projects for mobile offshore production units and living quarters for customers involved in offshore oil exploration in Southeast Asia in the first quarter of fiscal 2012. Revenue from these two projects is recognized based on the percentage of completion. As at the quarter ended September 30, 2011, the percentage of completion of these two projects was 94.90% for one and 87.13% for the other. It is expected that both projects will be completed during the second quarter of fiscal 2012.

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

There are several influencing factors which create uncertainties when forecasting performance of our real estate segment, such as obtaining the rights by the joint venture to develop the real estate projects in China, inflation in China, currency fluctuations and devaluation, and changes in Chinese laws, regulations, or their interpretation.

Rapid change in the technology for fabrication services influences our ability to forecast performance of our fabrication services segment.

Comparison of the First Quarters Ended September 30, 2011 (“Q1 2012”) and September 30, 2010 (“Q1 2011”)

The following table sets forth certain consolidated statements of income data as a percentage of revenue for the first quarters of fiscal 2012 and 2011, respectively:

	Three Months Ended September 30,
	2011	2010
Revenue	100.0%	100.0%
Cost of sales	84.1	78.9
Gross Margin	15.9%	21.1%
Operating expenses:
General and administrative	23.8%	14.0%
Selling	1.6	1.0
Research and development	0.9	0.2
Loss on disposal of Property, plant and equipment	0.1	0.1
Total operating expenses	26.4%	15.3%
(Loss) / Income from Operations	(10.5)%	5.8%

Gross Margin

Overall gross margin as a percentage of revenue decreased by 5.2% to 15.9% for the three months ended September 30, 2011, from 21.1% for the same period of the last fiscal year. This was primarily due to a decrease in the gross profit margin in the testing services, distribution and real estate segments, though partially offset by an increase in gross profit margin in the manufacturing and fabrication services segments.

Gross profit margin as a percentage of revenue in the manufacturing segment increased by 2.7% to 16.6% for the three months ended September 30, 2011, as compared to 13.9% for the same period of the last fiscal year. The increase was primarily due to a decrease in the cost of direct labor as we reduced our headcount in the manufacturing segment during the first quarter of 2012. In terms of dollar amount, the gross profits in the manufacturing segment decreased by $778 to $465 for the three months ended September 30, 2011 from $1,243 for the same period of the last fiscal year primarily due to a decrease in revenue, as previously discussed.

Gross profit margin as a percentage of revenue in the testing segment decreased by 19.3% to 20.0% for the three months ended September 30, 2011, as compared to 39.3% for the same period of the last fiscal year.   The decrease was primarily due to a decrease in testing volume in the Malaysia and Thailand operations, as discussed earlier. Significant portions of our cost of goods sold are fixed in the testing segment.  Thus, as the demand of services and factory utilization decreases, the fixed costs are spread over the decreased output, which results in a decreased gross profit margin. In terms of dollar amount, the gross profit in the testing segment decreased by $707 to $657 for the three months ended September 30, 2011 from $1,364 for the same period of the last fiscal year.

Gross profit margin as a percentage of revenue in the distribution segment decreased by 9.3% to 13.8% for the three months ended September 30, 2011, as compared to 23.1% for the same period of the last fiscal year. The gross profit margin of the distribution segment was not only affected by the market price of our products, but also our product mix, which changes frequently as a result of changes in market demand. In the first quarter fiscal 2012, we sold more products with a lower profit margin as compared to the same period of last fiscal year. In terms of dollar amount, gross profit in the distribution segment for the three months ended September 30, 2011 was $44, a decrease of $9 from $53 for the same period of the last fiscal year, primarily due to a decrease in revenue and lower gross margin.

Gross profit margin as a percentage of revenue in the real estate segment was 44.7% for the three months ended September 30, 2011, representing a decrease of 28.6% from 73.3% for the same period in the last fiscal year. In terms of dollar amount, gross profit in the real estate segment for the three months ended September 30, 2011 was $21, a decrease of $116 from $137 in the same period of the last fiscal year.  The decrease in the gross profit margin as a percentage of revenue in the real estate segment was because the investment in property development reached maturity by the end of the second quarter of fiscal 2011.  Accordingly, there has been no investment income since the third quarter of fiscal year 2011, which had a lower direct cost. Rental income was $47 and $187 for the three months ended September 30, 2011 and September 30, 2010, respectively.

Gross profit margin as a percentage of revenue in the fabrication services segment was 9.1% for the three months ended September 30, 2011, an improvement of 39.4% as compared to a negative margin of 30.3% for the same period of the last fiscal year. In terms of dollar amount, gross profit in the fabrication services segment for the three months ended September 30, 2011 was $213, an improvement of $263, from negative $50 in the same period of the last fiscal year, which was primarily due to an increase in revenue of $2,180 to $2,345 for the three months ended September 30, 2011, as compared to $165 for the same period of last fiscal year. The cost of sales in this segment mainly consisted of rental expenses, depreciation expenses, cost of direct labor and consumables. Since the lease was extended for three more years towards the end of the first quarter of fiscal 2011, the depreciation of the leasehold improvement was spread across a longer period based on the renewed lease. Hence the depreciation charged during the first quarter of fiscal 2012 was lower than that charged for the same period of the last fiscal year. As a result, the gross profit margin improved in the first quarter of fiscal 2012.

Operating Expenses

Operating expenses for the first quarter of fiscal 2012 and 2011 were as follows:
	Three Months Ended September 30,
(Unaudited)	2011	2010
General and administrative	$2,098	$1,830
Selling	144	128
Research and development	75	29
Loss on disposal of PP&E	4	7
Total	$2,321	$1,994

General and administrative expenses increased by $268, or 14.6%, from $1,830 to $2,098 for the three months ended September 30, 2012, compared to the same period of last fiscal year. The increase in general and administrative expenses was mainly attributable to the weakening of the U.S. dollar in the first quarter of 2012 as compared to the same quarter of last fiscal year, which increased our expenses denominated in the U.S. dollar when they were converted from the Singapore dollar. In addition, travel expenses increased by $40 in the first quarter of fiscal 2012 as compared to the same quarter of last fiscal year as a result of increased sales efforts and an increase in the amortization of stock option expenses of $20, as more stock options were granted after the first quarter of fiscal year 2011.  General and administrative expenses increased in Tianjin, China and Indonesia operations which was partially offset by the decrease in Singapore, Malaysia and Chongqing, China operations.

Selling expenses increased by $16, or 12.5%, for the three months ended September 30, 2011, from $128 to $144 compared to the same period of last fiscal year.  The increase in selling expenses was also mainly attributable to the weakening of U.S. dollar in the first quarter of 2012 as compared to the same quarter of last fiscal year, which increased our expenses denominated in the U.S. dollar when they were converted from the Singapore dollar.

Research and development expenses increased by $46 for the three months ended September 30, 2011 from $29 to $75, mainly due to an increase in research and development efforts from our Singapore manufacturing operations amounting to $45. Our Singapore operations continued to increase efforts into research and development to provide solutions for our customers in development of equipment to assist in the troubleshooting and repair process.

Loss on disposal of property, plant and equipment decreased from $7 in the first quarter of fiscal 2011 to $4 in the first quarter of fiscal 2012.  The loss in the first quarter of fiscal 2012 mainly resulted from the disposal of idle assets in the Singapore operations. The loss in the same quarter of last fiscal year was from the disposal of an obsolete motor vehicle in the Singapore manufacturing operation.

(Loss)/ Income from Operations

Loss from operations was $921 for the three months ended September 30, 2011, as compared to income of $753 for the same period of last fiscal year, representing a decrease of income by $1,674 or 222.3%.  The loss was mainly due to decrease in revenue and an increase in operating expenses, as previously discussed.

Interest Expense

Interest expense for each of the first quarters of fiscal 2012 and 2011 was as follows:

	Three Months Ended September 30,
(Unaudited)	2011	2010
Interest expenses	$61	$60

Interest expense increased by $1 to $61 for the three months ended September 30, 2011 from $60 for the same period of last fiscal year, primarily due to the weakening of the U.S. dollar in the first quarter of 2012 as compared to the same quarter of last fiscal year, which increased our expenses denominated in the U.S. dollar when they were converted from the Singapore dollar  As of September 30, 2011, the Company had an unused line of credit of $4,375.

Other Income / (Expenses), Net

Other income/(expenses), net for the first quarters of fiscal 2012 and 2011 was as follows:

	Three Months Ended September 30,
(Unaudited)	2011	2010
Other income/(expenses), net	$44	$(40)

Other income increased by $84 to $44 for the three months ended September 30, 2011 from other expenses of $40 in the same period of last fiscal year, primarily attributable to other income of  RMB 398, or approximately $62 generated by the real estate segment on the amount invested in the property development projects located in Chongqing City, China, which was classified as a loan based on ASC Topic 310-10-25 Receivables and RMB 500, or approximately $78 generated by the transfer of the 15% option in the shares of the join venture company to Jiasheng in which TTCQ has 10.89% interest during the first quarter of fiscal 2012.

Income Tax Expenses

Income tax expenses for the three months ended September 30, 2011 were $37, an increase of $41 compared to income tax benefit of $4 for the same period of last fiscal year. The increase in income tax expense was mainly due to an increase in taxable other income generated by our real estate segment in Chongqing, China and an increase in interest income and rental income generated in the Malaysia operations for the three months ended September 30, 2011 as compared to the same period of the previous fiscal year.

Non-controlling Interest

As of September 30, 2011, we held a 55% interest in Trio-Tech (Malaysia) Sdn. Bhd., Trio-Tech (Kuala Lumpur) Sdn Bhd., SHI International Pte. Ltd., and Singapore, PTSHI Indonesia and a 76% interest in Prestal Enterprise Sdn. Bhd. The non-controlling interest in the net loss of subsidiaries for the three months ended September 30, 2011 was $183, an increase of $347 compared to the non-controlling interest in the net income of subsidiaries of $164 for the same period of the last fiscal year.  The increase in the non-controlling interest in the net loss of subsidiaries was mainly attributable to the loss generated by the Malaysia testing operation due to a decrease in testing revenue, as well as by the fabrication segment in the Indonesia operation,  compared to an income from the Malaysia operation and a decrease in loss from the Indonesia operations for the same period in the prior fiscal year.

Net (Loss) / Income

Net loss was $804 for the three months ended September 30, 2011, an increase of $1,295 from a net income of $491 for the same period last fiscal year. The increase in net loss was mainly due to a decrease in revenue and an increase in operating expenses, as previously discussed.

(Loss) / Earning per Share

Basic loss per share from continuing operations for the three months ended September 30, 2011 was a loss of $0.24, an increase of $0.39 compared to earnings of $0.15 per share for the same period of the last fiscal year. The loss from discontinued operations was $1 and $2 for the three months ended September 30, 2011 and 2010, respectively. Basic earnings per share attributable to discontinued operations for the three months ended September 30, 2011 and 2010 were nil per share for both fiscal years.

Diluted loss per share from continuing operations for the three months ended September 30, 2011 was a loss of $0.24,  an increase of $0.38 compared to an earning of $0.14 per share for the same period of the last fiscal year. The loss from discontinued operations was $1 and $2, for the three months ended September 30, 2011 and 2010, respectively. Diluted earnings per share attributable to discontinued operations for the three months ended September 30, 2011 and 2010 were nil per share, respectively

Segment Information

The revenue, gross margin and income from each segment for the first quarters of fiscal 2012 and 2011 are presented below. As the revenue and gross margin for each segment have been discussed in the previous section, only the comparison of income from operations is discussed below.

Manufacturing Segment

The revenue, gross margin and (loss)/ income from operations for the manufacturing segment for the first quarters of fiscal 2012 and 2011 were as follows:

	Three Months Ended September 30,
(Unaudited)	2011	2010
Revenue	$2,798	$8,974
Gross margin	16.6%	13.9%
(Loss)/ Income from operations	$(315)	$153

Loss from operations in the manufacturing segment increased by $468 to $315 for the three months ended September 30, 2011 from an income of $153 for the same period of the last fiscal year, primarily due to a decrease in revenue and the absolute dollar value of gross profit, as discussed earlier. Operating expenses for the manufacturing segment were $780 and $1,090 for the three months ended September 30, 2011 and 2010, respectively.  The decrease in operating expenses of $310 was mainly due to a lower allocation percentage of the corporate charges  in this segment for the Singapore operations for the three months ended September 30, 2011 as compared to the same period of last fiscal year. In the third quarter of fiscal 2011, we decreased the corporate charges, which is based on the percentage of revenue from all the subsidiaries. Management reviews its corporate charges percentage periodically to make sure the amount charged is sufficient to cover corporate expenses.

Testing Services Segment

The revenue, gross margin and (loss)/income from operations for the testing services segment for the first quarters of fiscal 2012 and 2011 were as follows:
	Three Months Ended September 30,
(Unaudited)	2011	2010
Revenue	$3,291	$3,474
Gross margin	20.0%	39.3%
(Loss)/Income from operations	$(342)	$442

Loss from operations in the testing segment for the three months ended September 30, 2011 was $342, an increase of $784, compared to an income of $442 in the same period of the last fiscal year. The increase in operating loss was attributable to a decrease of $707 in gross profit, and an increase of $77 in operating expenses.  Operating expenses were $999 and $922 for the three months ended September 30, 2011 and 2010, respectively. The increase in operating expenses was mainly attributable to an increase in operating expenses in the newly incorporated Tianjin operations.

Distribution Segment

The revenue, gross margin and income from operations for the distribution segment for the first quarters of fiscal 2012 and 2011 were as follows:

	Three Months Ended September 30,
(Unaudited)	2011	2010
Revenue	$318	$229
Gross margin	13.8%	23.1%
Income from operations	$21	$31

Income from operations in the distribution segment decreased by $10 to $21 for the three months ended September 30, 2011 from $31 for the same period of the last fiscal year.  The decrease in operating income was mainly due to a decrease in gross profit of $9 and an increase in operating expenses of $1. Operating expenses increased mainly due to an increase in commission expenses as a result of an increase in commissionable sales in the first quarter of fiscal 2012 as compared to same period of last fiscal year.

Real Estate Segment

The revenue, gross margin and (loss)/income from operations for the real estate segment for the first quarters of fiscal 2012 and 2011 were as follows:
	Three Months Ended September 30,
(Unaudited)	2011	2010
Revenue	$47	$187
Gross margin	44.7%	73.3%
(Loss)/Income from operations	$(6)	$89

Loss from operations in the real estate segment for the three months ended September 30, 2011 was $6, representing an increase of $95 compared to an income of $89 for the same period of the last fiscal year.  The increase in operating loss was mainly due to a decrease in gross profit by $116,  which was offset by a decrease in operating expenses of $21 from $48 in the three months ended September 30, 2010 to $27 in the three months ended September 30, 2011. The decrease in operating expenses was mainly due to lower allocation percentage of the corporate charges in this segment for the three months ended September 30, 2011 as compared to the same period in last fiscal year, as previously discussed.

Fabrication Services

The revenue, gross margin and loss from operations for the fabrication services segment for the first quarters of fiscal 2012 and 2011 were as follows:

	Three Months Ended September 30,
(Unaudited)	2011	2010
Revenue	$2,345	$165
Gross margin	9.1%	(30.3)%
Loss from operations	$(187)	$(187)

Loss from operations in the fabrication services segment was $187 for both the three months ended September 30, 2011 and 2010. This segment saw an improvement in gross profit as discussed earlier, however there was no significant change in the operating loss. Operating expenses were $400 and $137 for the three months ended September 30, 2011 and 2010, respectively. The increase in operating expenses was mainly due to an increase of $175 in corporate charges, which are based on revenue generated.  In addition, payroll related expense increased during the first quarter of fiscal year 2012 as a result of an increase in employee headcount to handle the increase in sales.

Corporate

The (loss) / income from operations for corporate for the first quarters of fiscal 2012 and 2011 were as follows:

	Three Months Ended September 30,
(Unaudited)	2011	2010
(Loss) / income from operations	$(92)	$225

Corporate operating loss increased by $317 to a loss of $92 for the three months ended September 30, 2011, from an income of $225 in the same period of the last fiscal year.  The increase in operating loss was mainly due to a decrease in corporate charges imposed on all the subsidiaries in the three months ended September 30, 2011 as compared to the same period of last fiscal year.  In the third quarter of fiscal 2011, we decreased corporate charges imposed on all the subsidiaries to cover corporate expenses, excluding stock option expenses. Management reviews the corporate charges periodically to ensure that the amount charged is adequate to cover the corporate expenses, excluding stock option expenses. In addition, the corporate charges, which are based on the percentage of revenue, decreased as a result of lower revenue generated by the subsidiaries in the first quarter of fiscal 2012.

Financial Condition

During the three months ended September 30, 2011, total assets increased by $65, from $36,356 as at June 30, 2011 to $36,421. The increase was mainly in accounts receivables, other receivables, prepayment and other assets, which was partially offset by a decrease in cash, inventory, assets held for sale, investment in others, investment in China property, property, plant and equipment, and restricted deposit.

At September 30, 2011, the accounts receivable balance increased by $90 from $6,812 as at June 30, 2011 to $6,902, primarily due to an increase in accounts receivables from the newly incorporated Tianjin operations, which was partially offset by a decrease in the amount as a result of the currency translation effect. The rate of turnover of accounts receivables was 70 days at the end of the first quarter of fiscal 2012, compared with 65 days at fiscal year-end 2011.

At September 30, 2011, other receivables were $1,408, reflecting an increase of $1,099 from $309 as at June 30, 2011, primarily due to accrued revenue of $1,075 from the projects in Indonesia, operations advance payments of $6 to suppliers in the Singapore operations, and an increase of $6 due to tax withheld by our customers in the Thailand operations.

Inventory as at September 30, 2011 was $2,300, a decrease of $130, or 5.4%, compared to $2,430 as at June 30, 2011. The decrease in inventory was mainly due to fluctuation between Singapore dollars and U.S. dollars during the first quarter of fiscal 2012 and a decrease in works in progress and finished goods for the Singapore operation as a result of an expected decrease in sales from the manufacturing segment. The turnover of inventory was 33 days at the end of the first quarter of fiscal 2011 compared with 41 days at fiscal year-end 2010.  The turnover in days was due to a decrease in inventory in our manufacturing segment in the first quarter of fiscal year 2012 as compared to June 30, 2010.

Cash and cash equivalent were $2,779 at September 30, 2011, reflecting a decrease of $332 from $3,111 as at June 30, 2011.  The decrease was primarily due to capital expenditure of $431 in cash, mainly by the newly commenced Tianjin Operations in China. Prepaid expenses and other current assets were $365 at September 30, 2011, reflecting an increase of $17 as compared to $348 at June 30, 2011.  The increase was primarily due to increased prepayments to suppliers by our newly commenced Tianjin operation.

Assets held for sale at September 30, 2011 were $130, as compared to $137 as at June 30, 2011.  The decrease of $7 was mainly due to the difference in exchange rate between Singapore dollars and U.S. dollar from June 30, 2011 to September 30, 2011. Loan receivables from property development projects at September 30, 2011 were $1,095, an increase of $11 as compared to $1,083 at June 30, 2011. The increase in loan receivables from property development projects from Jiasheng and Jiang Huai was primarily due to the exchange fluctuation between Singapore dollars and U.S. dollars, as previously discussed. The investment was classified as a loan based on ASC Topic 310 Receivables.

Investment properties in China at September 30, 2011 were $1,233, a decrease of $5, from $1,238 as at June 30, 2011. The decrease was primarily due to the difference of exchange rate that converts Singapore dollars into U.S. dollar between September 30, 2011 and June 30, 2011.

In the second quarter of fiscal 2011, the Company made a new investment under “investment in unconsolidated joint ventures.”  As  of September 30, 2011, the balance of the investment in unconsolidated joint ventures was RMB 4,863, or approximately $764 based on the exchange rate as of September 30, 2011 published by the Monetary Authority of Singapore, as compared to $760 as at June 30, 2011.

Property, plant and equipment decreased by $750, from $14,951 as at June 30, 2011 to $14,201 at September 30, 2011, mainly due to depreciation of $668 for the three months ended September 30, 2011. Capital expenditures were $463, for the three months ended September 30, 2011, compared with $637 for the same period of the last fiscal year.

Other assets at September 30, 2011 increased by $266 to $1,678, compared to $1,412 as at June 30, 2011.  The increase in other assets was primarily due to the down payment of $132 and $158 for the purchase of fixed assets in the China and Malaysia operations, respectively. The increase in other assets was partially offset by a decrease in the down payment of fixed assets in the Tianjin operations during the first quarter of 2012 as compared to the same quarter of last fiscal year.

The $130 in assets held for sale at September 30, 2011 consisted solely of a building being held for sale in Penang, Malaysia, as previously discussed.

Restricted cash at September 30, 2011 decreased by $192 to $3,370, compared to $3,562 as at June 30, 2011.  This was mainly due to the difference in exchange rate between Singapore dollars and U.S. dollar from June 30, 2011 to September 30, 2011.

Liquidity Comparison

Net cash used by operating activities decreased by $1,517 to $498 for the three months ended September 30, 2011 from $2,015 in the same period of last fiscal year.  The decrease in net cash used by operating activities was primarily due to the cash inflow from accounts payable of $1,369 in the first quarter of fiscal 2012 as compared with a cash outflow of $989 in the same period of fiscal 2011, which was partially offset by a decrease in net income of $1,642. As we decreased the purchase of inventory as a result of a decrease in expected product shipments in the second quarter of fiscal 2012, there was an increase in cash inflow for the payment of accounts payable in the first quarter of fiscal year 2012 compared to the same period of last fiscal year. In addition, cash outflow from the change in accounts receivables decreased by $1,520 to $237 in the first quarter of fiscal year 2012 as compared to $1,757 for the same quarter of last fiscal year as a result of a decrease in accounts receivable in the second quarter of fiscal 2012 as compared to the same quarter of last fiscal year.

Net cash used by investing activities was $460 in the first quarter of fiscal 2012, as compared to net cash inflow of $1,801 provided by investing activities for the same period of last fiscal year.  The decrease used by investing activities was mainly due to a decrease of $2,381 in the net proceeds from unrestricted and restricted term deposits in the first quarter of fiscal year 2012 as compared to the same quarter of last fiscal year.   We reduced our investment in unrestricted and restricted term deposits in the first quarter of last fiscal year to meet the needs of capital expenditure for our Tianjin and Malaysian operations.

Net cash provided by financing activities in the first quarter of fiscal 2011 was $502, representing a decrease of $549 compared to $1,051for the same period of last fiscal year. The decrease was mainly due to a decrease of $462 in the net borrowings on lines of credit.  The borrowings on lines of credit were mainly for our working capital needs.   We reduced our borrowings on lines of credit due to lower sales for the manufacturing segment in the first quarter of fiscal 2012.

We believe that our projected cash flows from operations, borrowing availability under our revolving lines of credit, cash on hand, and trade credit will provide the necessary financial resources to meet our projected cash requirements for at least the next 12 months.

Critical Accounting Estimates & Policies

Beside the accounting policy on revenue recognition disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the most recent Annual Report on Form 10-K, we did not adopt any new accounting estimates & policies in the first quarter of fiscal year 2012.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2011, the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective at a reasonable level.

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

Item 3.          Defaults Upon Senior Securities

Not applicable.

Item 4.          [Removed and Reserved]

Not applicable.

Item 5.          Other Information

Not applicable.

Item 6.          Exhibits

31.1	Rule 13a-14(a) Certification of Principal Executive Officer of Registrant
31.2	Rule 13a-14(a) Certification of Principal Financial Officer of Registrant
32.1	Section 1350 Certification
101.XML	XBRL Instance Document*
101.XSD	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIO-TECH INTERNATIONAL
By:	/s/ Victor H.M. Ting VICTOR H.M. TING Vice President and Chief Financial Officer (Principal Financial Officer) Dated: November 14, 2011