Form 10-Q
period 2011-12-31
TRIO TECH INTERNATIONAL
filed 2012-02-14
CIK 732026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☐

As of February 10, 2012, there were 3,321,555 shares of the issuer’s Common Stock, no par value, outstanding.

TRIO-TECH INTERNATIONAL
INDEX TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION, OTHER INFORMATION AND SIGNATURE

		Page
Part I.	Financial Information

Item 1.	Financial Statements	2

	(a) Condensed Consolidated Balance Sheets as of December 31, 2011 (Unaudited) and June 30, 2011	2
	(b) Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months and Six Months Ended December 31, 2011 (Unaudited) and December 31, 2010 (Unaudited)	3
	(c) Condensed Consolidated Statements of Shareholders Equity for the Six Months Ended December 31, 2011 (Unaudited) and the year ended June 30, 2011	4
	(d) Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2011 (Unaudited) and December 31, 2010 (Unaudited)	5
	(e) Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	41

Item 4.	Controls and Procedures	41

Part II.	Other Information

Item 1.	Legal Proceedings	42

Item 1A.	Risk Factors	42

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 3.	Defaults upon Senior Securities	42

Item 4.	Mine Safety Disclosures	42

Item 5.	Other Information	42

Item 6.	Exhibits	42

Signatures

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	December 31, 2011	June 30, 2011
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash & cash equivalent	$2,250	$3,111
Short-term deposits	1,499	199
Trade accounts receivable, less allowance for doubtful
accounts of $38 and $69	7,883	6,812
Other receivables	532	309
Loan receivables from property development projects	1,109	1,083
Inventories, less provision for obsolete inventory
of $884 and $937	1,988	2,430
Prepaid expenses and other current assets	311	348
Asset held for sale	130	137
Total current assets	15,702	14,429

INVESTMENTS	771	764
INVESTMENT PROPERTY IN CHINA, Net	1,232	1,238
PROPERTY, PLANT AND EQUIPMENT, Net	14,253	14,951
OTHER ASSETS	1,317	1,412
RESTRICTED TERM DEPOSITS	3,374	3,562
TOTAL ASSETS	$36,649	$36,356

LIABILITIES
CURRENT LIABILITIES:
Lines of credit	$2,723	$1,333
Accounts payable	2,407	1,874
Accrued expenses	2,668	3,179
Income taxes payable	467	492
Current portion of bank loans payable	768	147
Current portion of capital leases	146	148
Total current liabilities	9,179	7,173

BANK LOANS PAYABLE, net of current portion	3,820	2,768
CAPITAL LEASES, net of current portion	183	271
DEFERRED TAX LIABILITIES	473	677
OTHER NON-CURRENT LIABILITIES	503	490
TOTAL LIABILITIES	$14,158	$11,379

COMMITMENT AND CONTINGENCIES	--	--

EQUITY
TRIO-TECH INTERNATIONAL’S SHAREHOLDERS' EQUITY:
Common stock, no par value, 15,000,000 shares authorized; 3,321,555 shares issued and outstanding as at December 31, 2011, and June 30, 2011, respectively	$10,531	$10,531
Paid-in capital	2,401	2,227
Accumulated retained earnings	3,784	5,791
Accumulated other comprehensive gain-translation adjustments	3,372	3,459
Total Trio-Tech International shareholders' equity	20,088	22,008
NON-CONTROLLING INTEREST	2,403	2,969
TOTAL EQUITY	$22,491	$24,977
TOTAL LIABILITIES AND EQUITY	$36,649	$36,356

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
UNAUDITED (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

	Six Months Ended		Three Months Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2011	2010	2011	2010
Revenue
Products	$6,417	$14,694	$3,301	$5,491
Testing Services	6,106	6,667	2,815	3,193
Fabrication Services	2,800	258	455	93
Others	95	959	48	772
	15,418	22,578	6,619	9,549
Cost of Sales
Cost of products sold	5,350	12,542	2,743	4,634
Cost of testing services rendered	5,200	3,875	2,566	1,766
Cost of fabrication services rendered	2,660	403	528	188
Others	52	128	26	78
	13,262	16,948	5,863	6,666

Gross Margin	2,156	5,630	756	2,883

Operating Expenses:
General and administrative	4,264	4,134	2,166	2,304
Selling	267	249	123	121
Research and development	148	116	73	87
Loss on disposal of property, plant and equipment	4	7	--	--
Total operating expenses	4,683	4,506	2,362	2,512

(Loss) / Income from Operations	(2,527)	1,124	(1,606)	371

Other (Expenses) / Income
Interest expenses	(131)	(119)	(70)	(59)
Other income / (expenses), net	21	143	(23)	183
Total other (expenses) / income	(110)	24	(93)	124

(Loss) / Income from Continuing Operations before Income Taxes	(2,637)	1,148	(1,699)	495

Income Tax Benefits / (Expenses)	99	(158)	136	(162)

(Loss) / income from continuing operations before non-controlling interest, net of tax	(2,538)	990	(1,563)	333

Other Operating Activities
Equity in earnings of unconsolidated joint venture, net of tax	(11)	--	--	--

Discontinued Operations (Note 17)
Loss from discontinued operations, net of tax	(2)	(2)	(1)	--
NET (LOSS) / INCOME	(2,551)	988	(1,564)	333

Less: net (loss) / income attributable to the non-controlling interest	(544)	310	(361)	146
Net (Loss) / Income Attributable to Trio-Tech International Common Shareholder	$(2,007)	$678	$(1,203)	$187

Amounts Attributable to Trio-Tech International Common Shareholders:
(Loss) / income from continuing operations, net of tax	(2,005)	680	(1,202)	187
Loss from discontinued operations, net of tax	(2)	(2)	(1)	--
Net (Loss) / Income Attributable to Trio-Tech International Common Shareholders	$(2,007)	$678	$(1,203)	$187

Comprehensive (Loss) / Income Attributable to Trio-Tech International Common Shareholders:

Net (loss) / income	(2,551)	988	(1,564)	333
Foreign currency translation, net of tax	(109)	1,071	425	162
Comprehensive (Loss) / Income	(2,660)	2,059	(1,139)	495
Less: Comprehensive (loss) / income attributable to the non-controlling interest	(566)	100	(348)	(69)
Comprehensive (Loss) / Income Attributable to Trio-Tech International Common Shareholders	$(2,094)	$1,959	$(791)	$564

Basic (Loss) / Earnings per Share:
Basic (loss) / earnings per share from continuing operations attributable to Trio-Tech International	$(0.60)	$0.21	$(0.36)	$0.06
Basic loss per share from discontinued operations attributable to Trio-Tech International	$--	$--	$--	$--
Basic (Loss) / Earnings per Share from Net (Loss) / Income
Attributable to Trio-Tech International	$(0.60)	$0.21	$(0.36)	$0.06

Diluted (Loss) / Earnings per Share:
Diluted (loss) / earnings per share from continuing operations attributable to Trio-Tech International	$(0.60)	$0.20	$(0.36)	$0.05
Diluted loss per share from discontinued operations attributable to Trio-Tech International	$--	$--	$--	$--
Diluted (Loss) / Earnings per Share from Net (Loss) /
Income Attributable to Trio-Tech International	$(0.60)	$0.20	$(0.36)	$0.05

Weighted average number of common shares outstanding
Basic	3,322	3,262	3,322	3,296
Dilutive effect of stock options	--	118	--	131
Number of shares used to compute earnings per share diluted	3,322	3,380	3,322	3,427
See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(IN THOUSANDS)

	Common Stock			Additional Paid-in	Accumulated Retained	Accumulated Other Comprehensive	Non- Controlling
	Shares	Amount		Capital	Earnings	Income	Interest	Total
		$		$	$	$	$	$
Balance at June 30, 2010	3,227		10,365	$1,597	6,486	1,818	2,809		23,075

Cash received from stock options exercised	95		166						166
Stock option expenses				630					630
Net (loss) / income					(688)		353		(335)
Translation adjustment						1,641	(193)		1,448
Dividend					(7)				(7)
Balance at June 30, 2011	3,322		10,531	2,227	5,791	3,459	2,969		24,977

Stock option expenses				174					174
Net loss					(2,007)		(544)		(2,551)
Translation adjustment						(87)	(22)		(109)

Balance at Dec. 31, 2011	3,322		10,531	2,401	3,784	3,372	2,403		22,491

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (IN THOUSANDS)

	Six Months Ended
	December 31,	December 31,
	2011	2010
	(Unaudited)	(Unaudited)
Cash Flow from Operating Activities
Net (loss) / income	$(2,551)	$988
Adjustments to reconcile net (loss) / income to net cash flow provided by operating activities
Depreciation and amortization	1,365	1,278
Bad debt (reversal) / expense, net	(29)	(37)
Inventory provision	30	15
Warranty expense / (recovery) , net	20	(19)
Accrued interest expense, net of interest income	118	104
Loss on sale of property-continued operations	4	7
Stock compensation	174	536
Deferred tax provision	(176)	(54)
Loss in equity of unconsolidated joint venture	11	--
Changes in operating assets and liabilities, net of acquisition effects
Accounts receivables	(1,181)	3,029
Other receivables	(220)	456
Other assets	102	(714)
Inventories	310	822
Prepaid expenses and other current assets	25	(171)
Investment in property development	--	909
Accounts payable and accrued liabilities	259	(3,960)
Income tax payable	(15)	260
Other non-current liabilities	--	(103)
Net cash (used in) provided by operating activities	(1,754)	3,346

Cash Flow from Investing Activities

(Investment in) / Proceeds from maturing of unrestricted and restricted term deposits, net	(1,296)	2,441
Loan receivables from property development projects	--	(1,057)
Investment in unconsolidated joint venture	--	(755)
Additions to property, plant and equipment	(1,132)	(1,222)
Proceeds from disposal of plant, property and equipment	--	54
Net cash used in investing activities	(2,428)	(539)

Cash Flow from Financing Activities
Borrowing / (Repayment) on lines of credit	1,392	(554)
Repayment of bank loans and capital leases	(224)	(445)
Proceeds from long-term bank loans	1,874	--
Proceeds from stock options exercised	--	135
Net cash provided by (used in) financing activities	3,042	(864)

Effect of Changes in Exchange Rate	280	120

NET (DECREASE) INCREASE IN CASH	(861)	2,063
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,111	3,244
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,250	$5,307

Supplementary Information of Cash Flows
Cash paid during the period for:
Interest	$105	$102
Income taxes	$66	$152

Non-Cash Transactions
Capital lease of property, plant and equipment	$--	$394

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT EARNINGS PER SHARE AND NUMBER OF SHARES)

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

	Ownership	Location

Express Test Corporation (Dormant)	100%	Van Nuys, California
Trio-Tech Reliability Services (Dormant)	100%	Van Nuys, California
KTS Incorporated, dba Universal Systems (Dormant)	100%	Van Nuys, California
European Electronic Test Centre (Dormant)	100%	Dublin, Ireland
(Operation ceased on November 1, 2005)
Trio-Tech International Pte. Ltd.	100%	Singapore
Universal (Far East) Pte. Ltd. *	100%	Singapore
Trio-Tech International (Thailand) Co. Ltd.*	100%	Bangkok, Thailand
Trio-Tech (Bangkok) Co. Ltd.	100%	Bangkok, Thailand
(49% owned by Trio-Tech International Pte. Ltd. and 51% owned by Trio-Tech International (Thailand) Co. Ltd.)
Trio-Tech (Malaysia) Sdn. Bhd. (55% owned by Trio-Tech International Pte. Ltd.)	55%	Penang and Selangor, Malaysia
Trio-Tech (Kuala Lumpur) Sdn. Bhd.	55%	Selangor, Malaysia
(100% owned by Trio-Tech Malaysia Sdn. Bhd.)
Prestal Enterprise Sdn. Bhd.	76%	Selangor, Malaysia
(76% owned by Trio-Tech International Pte. Ltd.)
Trio-Tech (Suzhou) Co. Ltd. *	100%	Suzhou, China
Trio-Tech (Shanghai) Co. Ltd. * (Dormant)	100%	Shanghai, China
(Operation ceased on January 1, 2010)
Trio-Tech (Chongqing) Co. Ltd. *	100%	Chongqing, China
SHI International Pte. Ltd. (55% owned by Trio-Tech International Pte. Ltd)	55%	Singapore
PT SHI Indonesia (100% owned by SHI International Pte. Ltd.)	55%	Batam, Indonesia
Trio-Tech (Tianjin) Co. Ltd. *	100%	Tianjin, China

 * 100% owned by Trio-Tech International Pte. Ltd.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  All significant inter-company accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements are presented in U.S. dollars.  The accompanying condensed consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.  Operating results for the six months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2012.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the fiscal year ended June 30, 2011.

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

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive income (ASC Topic 220): Presentation of Comprehensive Income. Under the amendments to ASC Topic 220, Comprehensive Income, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments in this update are to be applied retrospectively and are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. This update may have impact on the Company for presentation of Comprehensive Income commencing with the quarter ending March 31, 2012.

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

Other new pronouncements issued but not yet effective until after December 31, 2011 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

 3.    INVENTORIES

Inventories consisted of the following:
	Dec. 31,
	2011	June 30,
	(Unaudited)	2011

Raw materials	$1,432	$1,303
Work in progress	1,322	1,392
Finished goods	259	213
Less: provision for obsolete inventory	(884)	(937)
Currency translation effect	(141)	459
	$1,988	$2,430

 The following table represents the changes in provision for obsolete inventory:
	Dec. 31,
	2011	June 30,
	(Unaudited)	2011
Beginning	$937	$907
Additions charged to expenses	29	52
Usage - disposition	(44)	(110)
Currency translation effect	(38)	88
Ending	$884	$937

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

Assumptions

The fair value for the options granted were estimated using the Black-Scholes option pricing model with the following weighted average assumptions, assuming no expected dividends:

	Six Months Ended December 31,	Year Ended June 30,
	2011	2011

Expected volatility	81.17%	112.24 - 122.07%
Risk-free interest rate	0.25%	0.66 – 1.06%
Expected life (years)	2.25	2.25 - 3.25

The expected volatilities are based on the historical volatility of the Company’s stock. The observation is made on a weekly basis. The observation period covered is consistent with the expected life of options. The expected life of the options granted to employees has been determined utilizing the “simplified” method as prescribed by ASC Topic 718 Compensation – Stock Compensation, which, among other provisions, allowed companies without access to adequate historical data about employee exercise behavior to use a simplified approach for estimating the expected life  of a "plain vanilla" option grant. The simplified rule for estimating the expected life of such an option was the average of the time to vesting and the full term of the option. The risk-free rate is consistent with the expected life of the stock options and is based on the United States Treasury yield curve in effect at the time of grant.

2007 Employee Stock Option Plan

The Company’s 2007 Employee Plan permits the grant of stock options to its employees covering up to an aggregate of 600,000 shares of Common Stock. Under the 2007 Employee Plan, all options must be granted with an exercise price of not less than fair value as of the grant date and the options granted must be exercisable within a maximum of ten years after the date of grant, or such lesser period of time as is set forth in the stock option agreements. The options may be exercisable (a) immediately as of the effective date of the stock option agreement granting the option, or (b) in accordance with a schedule related to the date of the grant of the option, the date of first employment, or such other date as may be set by the Compensation Committee. Generally, options granted under the 2007 Employee Plan are exercisable within five years after the date of grant, and vest over the period as follows: 25% vesting on the grant date and the remaining balance vesting in equal installments on the next three succeeding anniversaries of the grant date. The share-based compensation will be recognized in terms of the grade method on a straight-line basis for each separately vesting portion of the award.  Certain option awards provide for accelerated vesting if there is a change in control (as defined in the 2007 Employee Plan).

Pursuant to the 2007 Employee Plan, stock options covering a total of 37,500 shares of the Company’s Common Stock were granted to certain employees on December 14, 2011 with an exercise price equal to the fair value of the Company’s Common Stock (as defined under the 2007 Employee Plan in conformity with Regulation 409A of the Internal Revenue Code of 1986, as amended) at the date of grant. These options vested as of the grant date. The fair value as of December 14, 2011 of the options to purchase 37,500 shares of the Company’s Common Stock was approximately $42 based on the fair value of $1.11 per share determined by using the Black Scholes option pricing model.

The Company recognized stock-based compensation expense of approximately $118 in the six months ended December 31, 2011 under the 2007 Employee Plan. Unamortized stock-based compensation of $92 based on fair value on the grant date related to options granted under the 2007 Employee Plan is expected to be recognized over a period of two years.

During the six months ended December 31, 2010, pursuant to the 2007 Employee Plan, stock options covering a total of 100,000 shares of the Company’s Common Stock were granted to certain officers and employees with an exercise price equal to the fair market value of the Company’s Common Stock (as defined under the 2007 Employee Plan in conformity with Regulation 409A of the Internal Revenue Code of 1986, as amended) at the date of grant. These options vest over the period as follows: 25% vesting on the grant date, and the balance vesting in equal installments on the next three succeeding anniversaries of the grant date. The fair market value of 100,000 options granted to purchase the Company’s Common Stock was approximately $316 based on the fair value of $3.16 per share determined by using the Black Scholes option pricing model.

The Company recognized stock-based compensation expense of approximately $131 in the six months ended December 31, 2010 under the 2007 Employee Plan. Unamortized stock-based compensation of $296 based on fair value on the grant date related to options granted under the 2007 Employee Plan is expected to be recognized over a period of four years.

As of December 31, 2010, there were vested employee stock options covering a total of 115,750 shares of Common Stock. The weighted-average exercise price was $5.77 and the weighted average contractual term was 3.03 years. The total intrinsic value of vested and outstanding employee stock options as of December 31, 2010 was $52 and $286, respectively. During the three and six months ended December 31, 2010, 76,375 options were exercised with an intrinsic value of $295.

As of December 31, 2011, there were vested employee stock options covering a total of 232,125 shares of Common Stock. The weighted-average exercise price was $4.24 and the weighted average remaining contractual term was 2.71 years. The total intrinsic value of vested and outstanding employee stock options as of December 31, 2011 was $45 and $77, respectively.

A summary of option activities under the 2007 Employee Plan during the six month period ended December 31, 2011 is presented as follows:

	Options	Weighted- Average Exercise Price	Weighted - Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2011	291,875	$4.10	3.07	$178
Granted	37,500	$2.30	4.95	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2011	329,375	$3.89	2.83	$77
Exercisable at December 31, 2011	232,125	$4.24	2.71	$45

A summary of the status of the Company’s non-vested employee stock options during the six months ended December 31, 2011 is presented below:
		Weighted-Average Grant-Date
	Options	Fair Value

Non-vested at July 1, 2011	132,250	$5.29
Granted	37,500	1.11
Vested	(72,500)	2.01
Forfeited	-	-
Non-vested at December 31, 2011	97,250	$6.12

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

Pursuant to the 2007 Directors Plan, the Company granted options to purchase  50,000 shares  of its Common Stock  to our directors with an exercise price equal to the fair market value of our Common Stock (as defined under the 2007 Directors Plan in conformity with Regulation 409A or the Internal Revenue Code of 1986, as amended) at the date of grant. The fair value of the options granted to purchase 50,000 shares of the Company's Common Stock was approximately $56 based on the fair value of $1.11 per share determined by the Black Scholes option pricing model. There were no options exercised during the six month period ended December 31, 2011. The Company recognized stock-based compensation expense of $56 in the six month period ended December 31, 2011 under the 2007 Directors Plan.

During the six months ended December 31, 2010, pursuant to the 2007 Directors Plan, the Company granted options to purchase 150,000 shares of its Common stock  to our directors with an exercise price equal to the fair market value of our Common Stock (as defined under the 2007 Directors Plan in conformity with Regulation 409A or the Internal Revenue Code of 1986, as amended) at the date of grant. The fair value of 150,000 options granted to purchase the Company's Common Stock was approximately $405 based on the fair value of $2.70 per share determined by the Black Scholes option pricing model. There were no options exercised during the six month period ended December 31, 2010. The Company recognized stock-based compensation expense of $405 in the six month period ended December 31, 2010 under the 2007 Directors Plan.

The total intrinsic value of vested and outstanding directors’ stock options as of December 31, 2011 was $45. A summary of option activities under the 2007 Directors Plan during the six months ended December 31, 2011 is presented as follows:

	Options	Weighted- Average Exercise Price	Weighted - Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2011	335,000	$4.86	3.16	$102
Granted	50,000	2.30	4.95	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2011	385,000	$4.52	2.95	$45
Exercisable at December 31, 2011	385,000	$4.52	2.95	$45

5.     EARNINGS PER SHARE

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

Stock options to purchase 714,375 shares of Common Stock at exercise prices ranging from $1.72 to $9.57 per share were outstanding as of December 31, 2011 and were excluded in the computation of diluted EPS because their effect would have been anti-dilutive.

Stock options to purchase 646,125 shares of Common Stock at exercise prices ranging from $1.72 to $9.57 per share were outstanding as of December 31, 2010.   All the outstanding options were excluded in the computation of diluted EPS for the six months ended December 31, 2010 because they were anti-dilutive.

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted EPS for the years presented herein:

	Six Months Ended		Three Months Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

(Loss) / income attributable to Trio-Tech International common shareholders from continuing operations, net of tax	$(2,005)	$680	$(1,202)	$187
Loss attributable to Trio-Tech International common shareholders from discontinued operations, net of tax	(2)	(2)	(1)	-
Net (loss) / income attributable to Trio-Tech International common shareholders	$(2,007)	$678	$(1,203)	$187

Basic (loss) / earnings per share from continuing operations attributable to Trio-Tech International	$(0.60)	0.21	(0.36)	0.06

Basic loss per share from discontinued operations attributable to Trio-Tech International	--	--	--	-
Basic (loss) / earnings per share from net (loss) / income attributable to Trio-Tech International	$(0.60)	$0.21	$(0.36)	$0.06

Diluted (loss) / earnings per share from continuing operations attributable to Trio-Tech International	$(0.60)	$0.20	$(0.36)	$0.05
Diluted loss per share from discontinued operations attributable to Trio-Tech International	--	-	--	-
Diluted (loss) / earnings per share from net (loss) / income attributable to Trio-Tech International	$(0.60)	$0.20	$(0.36)	$0.05

Weighted average number of common shares outstanding - basic	3,322	3,262	3,322	3,296

Dilutive effect of stock options	--	118	--	131
Number of shares used to compute earnings per share - diluted	3,322	3,380	3,322	3,427

6.     ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable consists of customer obligations due under normal trade terms. Although management generally does not require collateral, letters of credit may be required from the customers in certain circumstances. Management periodically performs credit evaluations of the customers’ financial conditions.

Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. Management includes any accounts receivable balances that are determined to be uncollectible in the allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  Based on the information available to us, management believed the allowance for doubtful accounts as of December 31, 2011 and June 30, 2011 was adequate.

 The following table represents the changes in the allowance for doubtful accounts:

	Dec. 31,
	2011	June 30,
	(Unaudited)	2011
Beginning	$69	$91
Additions charged to expenses	6	78
Recovered / Write-off	(37)	(107)
Currency translation effect	--	7
Ending	$38	$69

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

	Dec. 31,
	2011	June 30,
	(Unaudited)	2011
Beginning	$29	$113
Additions charged to cost and expenses	20	51
Recovered	--	(74)
Actual usage	(19)	(70)
Currency translation effect	(1)	9
EndingE Ending	$29	$29

8.    INCOME TAX

The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of ASC Topic 740 Income Tax. The income tax benefit was $99 for the six months and $136 for the three months ended December 31, 2011 as compared to the income tax expenses of $158 for the six months and $162 for the three months ended December 31, 2010.

The Company accrues penalties and interest related to unrecognized tax benefits when necessary as a component of penalties and interest expenses, respectively.  The Company had not accrued any penalties or interest expenses relating to unrecognized benefits at June 30, 2011 and December 31, 2011.

The major tax jurisdictions in which the Company files income tax returns are the United States, Singapore and Malaysia.  The statute of limitations, in general, is open for years 2003 to 2011 for tax authorities in those jurisdictions to audit or examine income tax returns.  The Company is under annual review by the government of Singapore.  However, the Company is not currently under tax examination in any other jurisdiction.

9.    INVESTMENT IN PROPERTY DEVELOPMENT

The following table presents the Company’s investment in property development in China as of December 31, 2011. The exchange rate is based on the exchange rate as on December 31, 2011 published by the Monetary Authority of Singapore.

	Investment Date	Investment Amount (RMB)	Investment Amount (U.S. Dollar)
Investment in developments - JiaSheng	08/27/2007	10,000	$1,564
Investment in developments - JiaSheng	12/17/2007	5,000	782
Return of investment in developments - JiaSheng	06/26/2008	(5,000)	(782)
Return of investment in developments - JiaSheng	10/23/2008	(1,988)	(311)
Return of investment in developments - JiaSheng	11/20/2009	(1,988)	(311)
Return of investment in developments - JiaSheng	11/03/2010	(2,651)	(415)
Return of investment in developments - JiaSheng	11/08/2010	(723)	(113)
Return of investment in developments - JiaSheng	11/09/2010	(301)	(47)
Return of investment in developments - JiaSheng	11/10/2010	(1,807)	(283)
Return of investment in developments - JiaSheng	11/12/2010	(542)	(84)
Total: Investment in property developments – Jia Sheng (project B-48 Phase 1)		--	$--

In fiscal 2008, Trio-Tech (Chongqing) Co. Ltd. (“TTCQ”) entered into a Memorandum Agreement with JiaSheng Property Development Co. Ltd., (“JiaSheng”) to invest in a piece of property (project B-48 phase 1) with 24.91 acres owned and developed by JiaSheng located in Chongqing City, China, which was intended for sale after the completion of development.  TTCQ invested RMB15,000 and the Company recorded a return of investment totaling  RMB15,000. From fiscal 2008 through fiscal 2010 the Company recorded a return on investment totaling RMB5,874, or approximately $937 and in fiscal 2011 recorded a return on investment amounting to RMB3,976, or approximately $595. There were no new investments in property development made during the period six months ended December 31, 2011.

10.   INVESTMENT PROPERTY IN CHINA

The following table presents the Company’s investment in the property in China as of December 31, 2011. The exchange rate is based on the exchange rate as of December 31, 2011 published by the Monetary Authority of Singapore.

		Investment Amount	Investment Amount
	Investment Date	(RMB)	(U.S. Dollars)
Purchase of rental property – MaoYe	01/04/2008	5,554	$880
Purchase of rental property – JiaSheng	10/23/2008	7,042	1,116
Additional cost of rental property - JiaSheng	12/01/2009	209	33
Investment rental property disposed - JiaSheng	02/05/2010	(579)	(92)
Purchase of rental property – JiangHuai	01/06/2010	3,600	570
Investment rental property disposed - JiaSheng	03/04/2011	(6,672)	$(1,056)
Gross investment in rental property		9,154	1,451

Accumulated depreciation on rental property	12/31/2011	(1,380)	(219)

Net investment in property – China		7,774	$1,232

Rental Property I

In fiscal 2008, TTCQ entered into a Memorandum Agreement with MaoYe Property Ltd. to purchase an office space in Chongqing, China, for a total cash purchase price of RMB5,554. The Company rented this property to a third party on July 13, 2008. The term of the rental agreement was five years with a monthly rental income of RMB 39 or approximately $6 based on the average exchange rate for the period six months ended December 31, 2011, for the first three years, and in the fourth year with an increase of 8% in July 2012, a monthly rental income of RMB41, or approximately $6 based on the average exchange rate for the period six months ended December 31, 2011, and another increase of 8% in July 2013.
Property purchased from Mao Ye, generated a rental income of RMB124, or approximately $19 and RMB249, or approximately $39 for the three and six months ended December 31, 2011, respectively and RMB116, or approximately $17, and RMB232, or approximately $34, respectively for the same period in the last fiscal year.

Rental Property II

In fiscal 2009, TTCQ entered into a Memorandum Agreement with JiaSheng to purchase four units of commercial property and two units of residential property, totaling 1,391.70 square meters in Chongqing, China, for a total purchase price of RMB7,042.  All of the property purchased from JiaSheng was disposed of in February 2010 and March 2011 and hence there were no rental income recorded for these properties for the three and six months ended December 31, 2011, respectively. However these properties generated a rental income of RMB 233, or approximately $35 and RMB581, or approximately $86, respectively for the same periods in the last fiscal year.

TTCQ sold four commercial properties purchased on October 23, 2008 to JiaSheng for RMB6,860, or approximately $1,067, recording a gain on disposal of RMB 1,015, or approximately $158 after deducting sales tax and exchange difference, from the four properties which carried a cost of RMB6,672, or approximately $1,044 and accumulated depreciation of RMB840, or approximately $131.  All payments in this sales transaction were received in full during the third quarter of fiscal 2011.

Rental Property III

In fiscal 2010, the Company entered in to a Memorandum Agreement with Chongqing JiangHuai Real Estate Development Co., Ltd to purchase eight units of commercial property, in Chongqing, China, for a total purchase price of RMB3,600. TTCQ renewed its rental agreement for this property on January 8, 2011 and the rental agreement provided for a one year renewable term with an annual rental income of RMB720, or approximately $112 based on the average exchange rate for the same period in the last fiscal year.

Property purchased from JiangHuai, generated a rental income of RMB 180, or approximately $28 and RMB 360, or approximately $56 for the three and six months ended December 31, 2011 and RMB 180, or approximately $28 and RMB 360, or approximately $56 for the same period in the last fiscal year.

Other Properties

In fiscal 2010, the Company entered into a Memorandum Agreement with Chongqing Fu Li Real Estate Development Co. Ltd., to purchase two commercial properties totaling 311.99 square meters, (“office space”) located in Jiang Bei District Chongqing. Although TTCQ currently rents its office premises from a third party, it intends to use the office space as its office premises. The total purchase price committed and paid was RMB3,678, or approximately $583 based on the exchange rate as of December 31, 2011.  A down payment deposit of RMB3,678, or approximately $583, was paid in fiscal 2010, and the related tax expense of RMB150, or approximately $23, was paid. The construction has been completed as at the date of this report and the documentation of the change of title is in process.

Summary

Total rental income for both the investment properties (Property I and Property II) in China was $47 and $95 for the three and six months ended December 31, 2011 respectively and was $79 and $174 respectively for the same period in the last fiscal year. The property “office space” did not yield any rent for the three and six months ended December 31, 2011, as the possession of the property has not been handed over yet.

Depreciation expenses for both the investment property in China were $18 and $36 for the three and six months ended December 31, 2011, respectively and were $29 and $58 respectively for the same period in the last fiscal year.

11.    LOAN RECEIVABLE FROM PROPERTY DEVELOPMENT PROJECTS

The following table presents the Company’s loan receivable from property development projects in China as of December 31, 2011. The exchange rate is based on the date published by the Monetary Authority of Singapore as on December 31, 2011.

		Loan Amount	Loan Amount
	Loan Date	(RMB)	(U.S. Dollars)
Investment in JiaSheng (Project B-48 Phase 2)	11/1/2010	5,000	792
Investment in JiangHuai (Project - Yu Jin Jiang An )	11/1/2010	2,000	317
Net loan receivable from property development projects		7,000	1,109

On November 1, 2010, TTCQ entered into a new Memorandum Agreement with JiaSheng Property Development Co. Ltd.(“JiaSheng”) to invest in their property development projects (Project B-48 Phase 2) located in Chongqing City, China. Due to the short term nature of the investment, the amount was classified as a loan based on ASC Topic 310-10-25 Receivables, amounting to RMB5,000. The agreement guaranteed the Company an income of RMB1,250, or approximately $195, payable in four installments of RMB313, or approximately $49, based on the average exchange rate as on December 31, 2011 published by the Monetary Authority of Singapore. The amount is unsecured and repayable at the end of the term. The loan was renewed in November 2011 for a period of one year, which expires on October 31, 2012. The agreement guaranteed the Company an income of RMB1,250, or approximately $195, payable in four installments of RMB313, or approximately $49, based on the average exchange rate as on December 31, 2011 published by the Monetary Authority of Singapore. The book value of the loan receivable approximates its fair value. TTCQ recorded other income of RMB313, or approximately $49, and RMB626 or approximately $98, from JiaSheng for the three and six months ended December 31, 2011. Because the investment was made on November 1, 2010 there was no such income for the quarter ended December 31, 2010.

On November 1, 2010, TTCQ entered into a new Memorandum Agreement with JiangHuai Property Development Co. Ltd. (“JiangHuai”) to invest in their property development projects (Project - Yu Jin Jiang An) located in Chongqing City, China. Due to the short term nature of the investment, the amount was classified as a loan based on ASC Topic 310-10-25 Receivables, amounting to RMB2,000. The agreement guaranteed the Company an income of RMB400, or approximately $62, payable in 12 installments of RMB33, or approximately $5 based on the average exchange rate as on December 31, 2011 published by the Monetary Authority of Singapore.  The amount is secured by the underlying property and repayable at the end of the term. The loan was renewed on November 1, 2011, which expires on November 30, 2012. The agreement guaranteed the Company an income of RMB433, or approximately $67, payable in 13 installments of RMB33, or approximately $5 based on the average exchange rate as on December 31, 2011 published by the Monetary Authority of Singapore.  The book value of the loan receivable approximates its fair value. TTCQ recorded other income of RMB100, or approximately $16 and RMB200 or approximately $31 based on the average exchange rate as on December 31, 2011 published by the Monetary Authority of Singapore, from JiangHuai for the three and six months ended December 31, 2011. Because the investment was made on November 1, 2010 there was no such income for the quarter ended December 31, 2010.

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

All inter-segment revenue were revenue from the manufacturing segment to the testing and distribution segments. Total inter-segment revenue were $135 and $353 for the three and six months ended December 31, 2011 respectively, as compared to $88 and $156 for the same periods in the last fiscal year.  Corporate assets mainly consisted of cash and prepaid expenses. Corporate expenses mainly consisted of stock option expenses, salaries, insurance, professional expenses and directors' fees. Corporate expenses are allocated to the five segments. The following segment information table includes segment operating (loss) / income after including the Corporate expenses allocated to the segments, which gets eliminated in the consolidation.

The following segment information is Unaudited for the six months ended December 31, 2011:

Business Segment Information:

	Six months		Operating		Depr.
	Ended	Net	Income	Total	and	Capital
	Dec. 31,	Revenue	(Loss)	Assets	Amort.	Expenditures
Manufacturing	2011	$6,014	$(580)	$10,385	$108	$8
	2010	14,261	10	3,872	124	145

Testing Services	2011	6,106	(1,142)	19,892	1,125	1,117
	2010	6,667	1,014	30,433	952	1,465

Distribution	2011	403	9	198	2	--
	2010	433	59	561	--	--

Real Estate	2011	95	(15)	4,423	38	--
	2010	959	682	4,851	62	1

Fabrication	2011	2800	(465)	1,699	92	7
Services	2010	258	(404)	959	140	5

Corporate &	2011	--	(334)	52	--	--
Unallocated	2010	--	(237)	104	--	--

Total Company	2011	$15,418	$(2,527)	$36,649	$1,365	$1,132
	2010	$22,578	$1,124	$40,780	$1,278	$1,616

The following segment information is Unaudited for the three months ended December 31, 2011:

Business Segment Information:

	Quarter		Operating		Depr.
	Ended	Net	(Loss)	Total	and	Capital
	Dec. 31,	Revenue	Income	Assets	Amort.	Expenditures
Manufacturing	2011	$3,216	$(265)	$10,385	$51	$4
	2010	5,287	(142)	3,872	64	142

Testing Services	2011	2,815	(800)	19,892	563	664
	2010	3,193	571	30,433	488	862

Distribution	2011	85	(12)	198	1	-
	2010	204	28	561	-	-

Real Estate	2011	48	(9)	4,423	19	-
	2010	772	594	4,851	31	1

Fabrication	2011	455	(278)	1,699	45	1
Services	2010	93	(218)	959	44	-

Corporate &	2011	-	(242)	52	-	-
Unallocated	2010	-	(462)	104	-	-

Total Company	2011	$6,619	$(1,606)	$36,649	$679	$669
	2010	$9,549	$371	$40,780	$627	$1,005

13.    NON-CONTROLLING INTEREST

In accordance with the provisions of ASC Topic 810, Consolidation, the Company has classified the non-controlling interest as a component of stockholders’ equity in the accompanying condensed consolidated balance sheets. Additionally, the Company has presented the net income attributable to the Company and the non-controlling ownership interests separately in the accompanying condensed consolidated financial statements.

Non-controlling interest represents the minority stockholders’ share of 45% of the equity of Trio-Tech Malaysia Sdn. Bhd.  45% interest in SHI International Pte. Ltd., and 24% interest in Prestal Enterprise Sdn. Bhd., which are subsidiaries of the Company.

The table below reflects a reconciliation of the equity attributable to non-controlling interest:

	Dec. 31, 2011
Non-controlling interest	(Unaudited)	June 30, 2011
Beginning balance	$2,969	$2,809
Net (loss) / income	(544)	353
Translation adjustment	(22)	(193)
Ending balance	$2,403	$2,969

14.    FAIR VALUE MEASUREMENTS

ASC Topic 820 Fair Value Measurements and Disclosures provides enhanced guidance for using fair value to measure assets and liabilities.  Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between participants in the market in which the reporting entity transacts its business.  ASC Topic 820 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability.  In support of this principle, ASC Topic 820 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy.

The following table provides a summary of the assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2011:

		Basis of Fair Value Measurements
	As of December 31, 2011	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Assets
Short-term deposits	$1,499	$1,499	$--	$--
Restricted term deposits	$3,374	$3,374	$--	$--
Total assets measured at fair value	$36,649	$36,649	$--	$--

Percentage of total assets	13.3%	13.3%	--	--

In accordance with ASC Topic 820, the Company measures its short term deposits and restricted short-term deposits at fair value, and they are classified within Level 1. Since the Company’s term deposits are fixed rate deposits, there is an active, readily tradable market value based on quoted prices. The Company based its estimates on such prices (Level 1 pricing) as of December 31, 2011. Active markets are those in which transactions occur in significant frequency and volume to provide pricing information on an on-going basis. Since valuations are based on quoted prices that are readily and regularly available in an active market, the valuation of these term deposits does not entail a significant degree of judgment.

15.    BANK LOANS PAYABLE

Bank loans payable consisted of the following:
	Dec. 31, 2011 (Unaudited)	June 30, 2011
Note payable denominated in Malaysian Ringgit to a commercial bank for infrastructure investment, maturing in August 2024, bearing interest at the bank’s prime rate (4.75% at December 31, 2011) per annum, with monthly payments of principal plus interest through August 2024, collateralized by the acquired building.	2,705	2,915

Note payable denominated in US dollars to a financial institution for working capital plans in Singapore and its subsidiaries, maturing in December 2014, bearing interest at the bank’s prime rate plus 1.50% (4.75% at December 2, 2011) with monthly payments of principal plus interest of $52 through December 2014. This note payable is secured by plant and equipments with the net book value of $1,163.	1,883	--

Current portion	(768)	(147)
Long term portion of bank loans payable	$3,820	$2,768

Future minimum payments (excluding interest) as at December 31, 2011 were as follows:

2012	$768
2013	767
2014	774
2015	157
2016	165
Thereafter	1,957
Total obligations and commitments	$4,588

16.    COMMITMENTS AND CONTINGENCIES

Trio-Tech (Malaysia) Sdn. Bhd. has expansion plans to meet the growing demands of a major customer in Malaysia, as the existing facility is inadequate to meet the demands of that customer.  The Company has capital commitments for the purchase of equipment and other related infrastructure costs amounting to RM394, or approximately $124, based on the exchange rate as on December 31, 2011 published by the Monetary Authority of Singapore, in the Malaysia operations.

Trio-Tech (Tianjin) Co. Ltd. In China has capital commitments for the purchase of equipment and other related infrastructure costs amounting to RMB 1,331, or approximately $211, based on the exchange rate as on December 31, 2011 published by the Monetary Authority of Singapore. It commenced operation in the third quarter of fiscal 2011, after completion of the operations facilities process audit by the customer.

17.    DISCONTINUED OPERATION AND CORRESPONDING RESTRUCTURING PLAN

The Company’s Shanghai operation, as a component of the Testing segment, suffered continued operating losses in the past three fiscal years and the cash flow was minimal for the past three years.  In January 2010, the Company established a restructuring plan to close the Testing operation in Shanghai, China.  Based on the restructuring plan and in accordance with ASC Topic 205-20, Presentation of Financial Statement Discontinued Operations, the Company presented the operation results from Shanghai as a discontinued operation as the Company believed that no continued cash flow would be generated by the disposed component (Shanghai subsidiary) and that the Company would have no significant continuing involvement in the operation of the discontinued component. In accordance with the restructuring plan, before moving out of Shanghai the Company will be required to pay the outstanding balance of accounts payable of RMB237, or approximately $38 based on the exchange rate as on December 31, 2011 published by the Monetary Authority of Singapore.

The Company incurred general and administrative expenses of approximately $1 and $2 for the three and six months ended December 31, 2011, respectively, for winding down the operation in Shanghai. The Company anticipates that it may incur additional costs and expenses in winding down the business of the subsidiary through which the China facility was operated.

Under the provision of ASC Topic 830, Foreign Currency Matters,  translation adjustments that result when a foreign entity’s financial statements are translated into a parent company’s or an investor’s reporting currency are separately reported in the parent company’s other comprehensive income.  Foreign currency translation adjustments that are accumulated in other comprehensive income are reclassified to income only when they are realized, if the investment in the foreign entity is sold or is substantially or completely liquidated.  The foreign currency translation adjustments on the balance sheet of the Shanghai, China subsidiary as of December 31, 2011 were insignificant.

Loss from discontinued operations was as follows:

	Six Months Ended		Three Months Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2011	2010	2011	2010
	Unaudited	Unaudited	Unaudited	Unaudited

REVENUE	$-	$--	$-	$--
COST OF SALES	-	--	-	--

GROSS LOSS	-	--	-	--

OPERATING EXPENSES
General and administrative	2	2	1	--
Total	2	2	1	--

LOSS FROM DISCONTINUED OPERATION	(2)	(2)	(1)	--

OTHER INCOME	-	--	-	--

LOSS FROM DISCONTINUED OPERATIONS	$(2)	$(2)	$(1)	$--

The Company does not provide a separate cash flow statement for the discontinued operation, as the impact of this discontinued operation was immaterial.

18.    INVESTMENT - OTHERS

During the second quarter of fiscal 2011, the Company entered into a joint-venture agreement with JiaSheng Property Development Co. Ltd. (“JiaSheng”) to develop real estate projects in China. The Company invested RMB 10,000, or approximately $1,585 based on the exchange rate as of December 31, 2011 published by the Monetary Authority of Singapore, for a 10% interest in the newly formed joint venture, which was incorporated as a limited liability company, Chong Qing Jun Zhou Zhi Ye Co. Ltd. (the “joint venture”), in China. The agreement stipulates that the Company will nominate two of the five members of the Board of Directors of the joint venture and has the ability to assign two members of management to the joint venture.  The agreement also stipulates that the Company will receive a fee of RMB 10,000, or approximately $1,585 based on the exchange rate as of December 31, 2011 published by the Monetary Authority of Singapore, for the services rendered in connection with obtaining priority to bid in certain real estate projects from the local government. Upon signing of the agreement, JiaSheng paid the Company RMB 5,000 in cash, or approximately $792 based on the exchange rate as on December 31, 2011 published by the Monetary Authority of Singapore. The remaining RMB 5,000 will be paid over 72 months commencing in 36 months from the date of the agreement when Chong Qing Jun Zhou Zhi Ye Co. Ltd. secures a property development project stated inside the joint venture agreement. The Company considered the RMB 5,000, or approximately $792 based on the exchange rate as on December 31, 2011 published by the Monetary Authority of Singapore, received in cash from JiaSheng, the controlling venturer in the joint venture, as a partial return of the Company’s initial investment of RMB 10,000, or approximately $1,585 based on the exchange rate as of December 31, 2011 published by the Monetary Authority of Singapore. Therefore, the RMB 5,000 received in cash was offset against the initial investment of RMB 10,000 resulting in a net investment of RMB 5,000 as of September 30, 2011.  The Company considers that the collectability of the remaining RMB 5,000 is uncertain due to the extended terms of the payment, and therefore has not recorded this amount as receivable as of December 31, 2011.

In accordance with ASC Topic 323 Investments – Other, Cost Method Investments, ‘‘Investment in unconsolidated joint venture’’ as shown on the Company’s Balance Sheet consists of the cost of an investment in Chong Qing Jun Zhou Zhi Ye Co Ltd., in which the Company has a 10.89% interest. Prior to the first quarter of fiscal 2012, the Company’s 10.89% ownership in this China affiliate was recorded on the equity basis.

In the first quarter of fiscal 2012, due to the resignation of two directors representing Trio-Tech in the board of joint venture, the Company concluded that it could no longer exert a significant influence over the joint venture, operating and financial activities. Therefore, the Company began accounting for this investment using the cost method effective September 29, 2011. An impairment review was made during the quarter ended December 31, 2011 and the carrying value of this investment at December 31, 2011, was $771, which approximates the Company’s pro rata share in the joint venture, underlying value.

In accordance with ASC Topic 810-10-50, Disclosure for Variable Interest Entities, the Company analyzed its investments in joint ventures to determine if the joint venture is a variable interest entity (“VIE”) and would require consolidation. The Company (a) evaluates the sufficiency of the total equity at risk, (b) reviews the voting rights and decision-making authority of the equity investment holders as a group, and whether there are any guaranteed returns, protection against losses, or capping of residual returns within the group, and (c) establish whether activities within the venture are on behalf of an investor with disproportionately few voting rights in making this VIE determination. The Company would consolidate a venture that is determined to be a VIE if it was the primary beneficiary. Beginning January 1, 2010, a new accounting standard became effective and changed the method by which the primary beneficiary of a VIE is determined, a primarily qualitative approach whereby the variable interest holder, if any, has the power to direct the VIE’s most significant activities and is the primary beneficiary. The Company has determined that the investment is a VIE, however the Company is not the primary beneficiary.  Therefore, the Company does not consolidate the joint venture and it is accounted for using the cost method, since there is no significant influence.

19.   ASSET HELD FOR SALE

During the third quarter of fiscal 2011, Trio-Tech (Malaysia) Sdn Bhd. (“TTM”) a 55% owned subsidiary of the Registrant planned to sell its factory building in Penang, Malaysia which was being used as its testing facility before it moved its entire operations to Petaling Jaya, Malaysia. The Malaysia operation ceased the depreciation of that property in accordance with ASC Topic 360 Property, plant and equipment.

The asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets.

Accordingly, the Company believes that the assets held for sale should be classified as current assets and that the fair value of this property, less cost to sell is higher than its book value.  The asset held for sale was recorded at a net book value of $130 in accordance with ASC Topic 360 Property, plant and equipment.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Overview

The following should be read in conjunction with the condensed consolidated financial statements and notes in Item I above and with the audited consolidated financial statements and notes, the information under the headings “Risk Factors” and “Management’s discussion and analysis of financial condition and results of operations” in the our Annual Report on Form 10-K for the fiscal year ended June 30,  2011.

Trio-Tech International (“TTI”) was incorporated in 1958 under the laws of the State of California.  As used herein, the term “Trio-Tech” or “Company” or “we” or “us” or “Registrant” includes Trio-Tech International and its subsidiaries unless the context otherwise indicates. Our mailing address and executive offices are located at 16139 Wyandotte Street, Van Nuys, California 91406, and our telephone number (818) 787-7000.

The Company is a provider of environmental and reliability test equipment and services to the semiconductor industry. Our customers rely on us to verify that their semiconductor components meet or exceed the rigorous reliability standards demanded for aerospace, communications and other electronics products.

TTI generates more than 90% of its revenue from its three core business segments in the test and measurement industry, i.e. manufacturing of test equipment, testing services and distribution of test equipment. In 2007, we added a real estate revenue segment and in 2009, and a fabrication segment when we ventured into providing fabrication service for oil and gas equipment industry.

Manufacturing

TTI develops and manufactures an extensive range of test equipment used in the "front end" and the "back end" manufacturing processes of semiconductors. Our equipment includes leak detectors, autoclaves, centrifuges, burn-in systems and boards, HAST testers, temperature controlled chucks, wet benches and more.

Testing

TTI provides comprehensive electrical, environmental, and burn-in testing services to semiconductor manufacturers in our testing laboratories in Southeast Asia and the United States. Our customers include both manufacturers and end-users of semiconductor and electronic components who look to us when they do not want to establish their own facilities. The independent tests are performed to industry and customer specific standards.

Distribution

In addition to our own products and services, TTI also provides an extensive range of complementary environmental and reliability test equipment from reputable manufacturers through our distribution operations. Such equipment include temperature cycling and shock test chambers, reflow ovens, mechanical shock testers, drop testers and more.

Real Estate

In 2007, TTI invested in real property in Chongqing, China, which generated investment returns as well as investment income from real estate development projects and rental income from properties.

Fabrication

To mitigate concentration risks arising from industry concentration and customer concentration in our core businesses, TTI invested in a new business that provides, product and services to the oil and gas industry. This business operates from a yard facility in Indonesia and fabricates steel structures, pipe spools, skid equipment packages and modules, heat transfer and process equipment.

Second Quarter Fiscal 2012 Highlights

•	Manufacturing segment revenue decreased by $2,071, or 39.2%, to $3,216 for the second quarter of fiscal 2012, compared to $5,287 for the same period in fiscal 2011.
•	Testing segment revenue decreased by $378, or 11.8%, to $2,815 for the second quarter of fiscal 2012, compared to $3,193 for the same period in fiscal 2011.
•	Distribution segment revenue decreased by $119, or 58.3%, to $85 for the second quarter of fiscal 2012, compared to $204 for the same period in fiscal 2011.
•	Real estate segment revenue decreased by $724, or 93.8%, to $48 for the second quarter of fiscal 2012, compared to $772 for the same period in fiscal 2011.
•	Fabrication Services segment revenue increased by $362, or 389.2%, to $455 for the second quarter of fiscal 2012, compared to $93 for the same period in fiscal 2011.
•	The overall gross profit margins decreased by 18.8% to 11.4% for the second quarter of fiscal 2012, from 30.2% for the same period in fiscal 2011.
•	Loss from operations increased by $1,977 to $1,606 for the second quarter of fiscal 2012, compared to an income of $371 for the same period in fiscal 2011.
•	General and administrative expenses as a percentage of revenue increased by 8.6% to 32.7% for the second quarter of fiscal 2012, from 24.1% for the same period in fiscal 2011.
•	Selling expenses as a percentage of revenue increased by 0.6% to 1.9% for the second quarter of fiscal 2012, from 1.3% for the same period in fiscal 2011.
•	Net loss for the second quarter of 2012 was $1,203 as compared to a net income of $187 for the same period in fiscal 2011.

Results of Operations and Business Outlook

The following table sets forth our revenue components for the three and six months ended December 31, 2011 and 2010, respectively.

Revenue Components	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Revenue:
Manufacturing	48.6%	55.4%	39.0%	63.2%
Testing Services	42.5	33.4	39.6	29.6
Fabrication Services	6.9	1.0	18.2	1.1
Distribution	1.3	2.1	2.6	1.9
Real Estate	0.7	8.1	0.6	4.2
Total	100.0%	100.0%	100.0%	100.0%

Revenue for the three months and six months ended December 31, 2011 was $6,619 and $15,418, respectively, a decrease of $2,930 and $7,160, respectively, when compared to the revenue for the same periods of the prior fiscal year. As a percentage, revenue decreased by 30.7% and 31.7% for the three and six months ended December 31, 2011, respectively, when compared to total revenue for the same periods of the prior year.

Revenue into and within China, the Southeast Asia regions and other countries (except revenue into and within the United States) decreased by $2,682, or 29.9%, to $6,283 and by $7,006, or 32.3%, to $14,674 for the three months and six months ended December 31, 2011, respectively, as compared with $8,965 and $21,680 for the same periods of last fiscal year.  The decrease was primarily due to a decrease in revenue in the manufacturing segment in our Singapore operation, in the testing segment in our Malaysia operation and in the real estate segment in our China operation, but partially offset by an increase in revenue in the fabrication services segment in our Indonesia operation. Revenue into and within the United States was $336 and $744 for the three months and six months ended December 31, 2011, respectively, a decrease of $248 and  $154, respectively, from $584 and $898 for the same periods of the prior year. The decrease in three months result was mainly due to a decrease in market demand for our products in the U.S. market in the second quarter of fiscal 2012 as compared to the same period in fiscal 2011.

Revenue for the three and six months ended December 31, 2011 can be discussed within the five segments as follows:

Manufacturing Segment

Revenue in the manufacturing segment as a percentage of total revenue was 48.6% and 39.0% for the three and six months ended December 31, 2011, respectively, a decrease of 6.8% and 24.2% of total revenue, respectively, when compared to the same periods of the last fiscal year.  The absolute amount of revenue decreased by $2,071 and $8,247 to $3,216 and $6,014 for the three and six months ended December 31, 2011, respectively, compared to the same periods of the last fiscal year.

The decrease in revenue generated by the manufacturing segment in the second quarter of fiscal 2012 was primarily due to a decrease in capital spending by one of our major customers for the testing and production of their semiconductors compared to the same period of last fiscal year. The revenue in the manufacturing segment from this major customer accounted for 53.6% and 70.0%, and 50.3% and 80.6% of our total revenue in the manufacturing segment for the three months and six months ended December 31, 2011 and 2010, respectively. The future revenue in our manufacturing segment will be significantly affected by the purchase and capital expenditure plans of this major customer, if the customer base cannot be increased.

Testing Services Segment

Revenue in the testing segment as a percentage of total revenue was 42.5% and 39.6% for the three and six months ended December 31, 2011, respectively, an increase of 9.1% and 10.1%, respectively, of total revenue when compared to the same periods of the last fiscal year.  Although there was an increase in percentage of total revenue from the testing segment, there was a decrease in revenue in absolute dollar amount as compared to the same period in last fiscal year. The absolute amount of revenue decreased by $378 to $2,815 and by $561 to $6,106 for the three and six months ended December 31, 2011, respectively, compared to the same periods of the last fiscal year.

The decrease in revenue generated by the testing segment was primarily due to a decrease in testing volume in our Malaysia and Thailand operations, but partially offset by an increase in testing volume in our China operations. The decrease in testing volume in our Singapore, Malaysia and Thailand operations was mainly caused by our major customers reducing their orders due to the prevailing global market slowdown. Malaysia operation, despite lower volume, incurred higher cost to meet the major customer’s quality standard requirement. Additionally, our Thailand operation was affected by a slowdown caused by severe flooding in Thailand, during second quarter in fiscal 2012.  Demand for testing services varies from country to country depending on changes taking place in the market and our customers’ forecasts.  As it is difficult to accurately forecast fluctuations in the market, management believes it is necessary to maintain testing facilities in close proximity to our customers in order to make it convenient for them to send us their newly manufactured parts for testing and to enable us to maintain a share of the market.

Distribution Segment

Revenue in the distribution segment accounted for 1.3% and 2.6% of total revenue for the three and six months ended December 31, 2011, respectively, a decrease of 0.8% and an increase of 0.7%, respectively, when compared to the same periods of the prior year.  The absolute amount of revenue decreased by $119 to $85 and by $30 to $403 for the three and six months ended December 31, 2011, respectively, compared to the same periods of the last fiscal year. The decrease in revenue was mainly due to a decrease in the orders from our existing customers, which was partially offset by orders from new customers.

Real Estate Segment

The real estate segment accounted for 0.7% and 0.6% of total net revenue for the three and six months ended December 31, 2011, respectively, a decrease of 7.4% and 3.6% compared to the same periods in fiscal 2011. The absolute amount of net revenue in the real estate segment decreased by $724 to $48 and by $864 to $95 for the three and six months ended December 31, 2011, respectively, compared to the same periods of fiscal 2011. The decrease was primarily due to a decrease in our investment income and rental income in the real estate segment for the three and six months ended December 31, 2011 as described below.

The two main revenue components for the real estate segment were investment income and rental income.

We received an investment income of RMB 4,668 and RMB 5,293 for investment in property development, or approximately $694 and $786 for the three months and six months ended December 31, 2010, respectively, while there was no such investment income for the three and six months ended December 31, 2011, since the entire investment was progressively received by the end of December 31, 2010.

Income from certain of our property development investments were reclassified to loan receivable in accordance with ASC Topic 310-10-25 Receivables. Such income is included in “Other Income”.

Rental income for the three and six months ended December 31, 2011 was RMB305 and RMB609 or approximately $47 and $95, respectively, based on the exchange rate as on December 31, 2011 published by the Monetary Authority of Singapore. The decrease was primarily due to the disposal of rental property during the third quarter of fiscal 2011 as compared to RMB528 and RMB1,172 or approximately $79 and $174, respectively for the same period of the last fiscal year.

“Investment in unconsolidated joint venture” as shown in the balance sheet consists of the cost of an investment in a joint venture, in which we have a 10.89% interest. Prior to the first quarter of fiscal 2012, the 10.89% ownership in this China affiliate was recorded on the equity basis. In the first quarter of fiscal 2012, we concluded that we could no longer exert significant influence the operating and financial activities of the joint venture. Therefore, we began accounting for this investment using cost method effective September 29, 2011. The carrying value of this investment at December 31, 2011 was $771, which approximates our pro rate share of the underlying value of the joint venture. Based on ASC Topic 323 – Investment – Other, Cost Method Investments, the existing cost, after evaluating for impairment, the carrying value of the investment has been considered to be the cost of investment.

Fabrication Services Segment

As a percentage of total revenue, the revenue generated by the fabrication services segment accounted for 6.9% and 18.2% of total revenue for the three and six months ended December 31, 2011, respectively, as compared to 1.0% and 1.1% of total revenue for the same periods of last fiscal year.  The absolute amount of revenue was $455 and $2,800 for the three and six months ended December 31, 2011, respectively, an increase of $362 and $2,542 as compared to $93 and $258 for the same period of last fiscal year. The increase in revenue generated by the segment was due to two fabrication projects in the three and six months ended December 31, 2011. Although we have been in the fabrication business for only two years, we believe we are starting to penetrate the market with these new projects.

Revenue in the fabrication segment decreased by $1,890, or 80.6%, for the second quarter of fiscal 2012, compared to $2,345 for the first quarter of fiscal 2012. Revenue in this segment is recognized based on the percentage of completion. The decrease in revenue was primarily due to the completion of 100% of the two projects during the first quarter of fiscal 2012. The Company is currently handling another project which is expected to be completed by the end of the third quarter of fiscal 2012 and is working on securing further projects.

Uncertainties and Remedies

There are several influencing factors which create uncertainties when forecasting performance, such as the ever-changing nature of technology, specific requirements from the customer, and decline in demand for certain types of burn-in devices or equipment, decline in demand for testing services and fabrication services and other similar factors.  One factor that influences uncertainty is the highly competitive nature of the semiconductor industry.   Another is that some customers are unable to provide a forecast of the products required in the upcoming weeks; hence it is difficult to plan for the resources needed to meet these customers’ requirements due to short lead time and last minute order confirmation. This will normally result in a lower margin for these products, as it is more expensive to purchase materials in a short time frame.  However, the Company has taken certain actions and formulated certain plans to deal with and to help mitigate these unpredictable factors.  For example, in order to meet manufacturing customers’ demands upon short notice, the Company maintains higher inventories, but continues to work closely with its customers to avoid stock piling.  We have also been improving customer service from staff by keeping our staff up to date on the newest technology and stressing the importance of understanding and meeting the stringent requirements of our customers.  Finally, the Company is exploring new markets and products, looking for new customers, and upgrading and improving burn-in technology while at the same time searching for improved testing methods of higher technology chips.

There are several influencing factors which create uncertainties when forecasting performance of our real estate segment, such as obtaining the rights by the joint venture to develop the real estate projects in China, inflation in China, currency fluctuations and devaluation, changes in Chinese laws, regulations, or their interpretation.

Comparison of the Second Quarter Ended December 31, 2011 (“Q2 2012”) and December 31, 2010 (“Q2 2011”)

The following table sets forth certain consolidated statements of income data as a percentage of revenue for the second quarters of fiscal 2012 and 2011, respectively:

	Three Months Ended December 31,
	2011	2010
Revenue	100.0%	100.0%
Cost of sales	88.6	69.8
Gross Margin	11.4%	30.2%
Operating expenses :
General and administrative	32.7%	24.1%
Selling	1.9	1.3
Research and development	1.1	0.9
Impairment loss	0.0	0.0
Gain on disposal of PP&E	0.0	0.0
Total operating expenses	35.7%	26.3%
(Loss)/Income from Operations	(24.3)%	3.9%

Overall Gross Margin

Overall gross margin as a percentage of revenue decreased by 18.8% to 11.4% for the three months ended December 31, 2011, from 30.2% in the same period of the last fiscal year primarily due to a decrease in the gross profit margin in the testing, distribution and real estate segments. That decrease was partially offset by an increase in gross profit margin in the manufacturing and fabrication services segments.

Gross profit margin as a percentage of revenue in the manufacturing segment increased by 2.1% to 17.3% for the three months ended December 31, 2011, from 15.2% in the same period of the last fiscal year. The increase of gross profit margin was primarily due to higher decrease in material and labour cost as compared with the decrease in revenue in Singapore operation. The decrease in material cost was due to the reduction in the procurement to manage the decrease in revenue. The decrease in revenues was primarily due to decrease in orders from one major customer as discussed above. In absolute dollar amounts, gross profits in the manufacturing segment decreased by $249 to $557 for the three months ended December 31, 2011 from $806 for the same period of the last fiscal year.

Gross profit margin as a percentage of revenue in the testing segment decreased by 35.9% to 8.8% for the three months ended December 31, 2011, from 44.7% in the same period of the last fiscal year.   The decrease was primarily due to a decrease in testing volume.  Significant portions of our cost of goods sold are fixed in the testing segment.  Thus, as the demand of services and factory utilization decrease, the fixed costs are spread over the decreased output, which reduces gross profit margin. Our Malaysia operation, despite lower volume, incurred higher cost to meet the major customer’s quality standard requirement. Although the Thailand operation was affected by a slowdown in Thailand due to floods during second quarter in fiscal 2012, the fixed cost therefore remained. Our Tianjin operation was setup with the certain expected testing volume and incurred fixed costs. However the inflow of testing volume was slower than expected, reducing gross margin in our Tianjin operation. All of the foregoing contributed to lower margin in this segment. In absolute dollar amounts, gross profit in the testing segment decreased by $1,178, to $249 for the three months ended December 31, 2011 from $1,427 for the same period of the last fiscal year.

Gross profit margin as a percentage of revenue in the distribution segment decreased by 23.8% to 1.2% for the three months ended December 31, 2011, from 25.0% for the same period of the last fiscal year. The decrease was due to the change in product mix, as we sold more products with a lower profit margin in the distribution segment as compared to the same period of last fiscal year.  In terms of absolute dollar amounts, gross profit in the distribution segment for the three months ended December 31, 2011 was $1, a decrease of $50, compared to $51 in the same period of the last fiscal year. The decrease in the gross profit was primarily due to the decrease in the revenue and lower gross margin. The gross profit margin of the distribution segment was not only affected by the market price of our products, but also our product mix, which changes frequently as a result of changes in market demand.

Gross profit margin as a percentage of revenue in the real estate segment was 45.8% for the three months ended December 31, 2011, a decrease of 44.1% as compared to 89.9% for the same period in the last fiscal year. In absolute dollar amounts, gross profit in the real estate segment for the three months ended December 31, 2011 was $22, a decrease of $672, from $694 in the same period of the last fiscal year.  The decrease in the gross profit margin as a percentage of revenue in the real estate segment was mainly because the investment in property development reached maturity by the end of the second quarter of fiscal 2011. There was no investment income for the three months ended December 31, 2011, as compared to the same period in the last fiscal year. Because of the short term nature of the investment, the investment was reclassified as loan receivable since third quarter of the last fiscal year. Hence the investment income of $65 was recorded as other income for the three months ended December 31, 2011.

Gross profit margin as a percentage of revenue in the fabrication services segment was negative 16.0% for the three months ended December 31, 2011, an improvement of 86.2% as compared to negative margin of 102.2% for the same period of the last fiscal year. In absolute dollar amounts, gross profit in the fabrication services segment for the three months ended December 31, 2011 was negative $73, an improvement of $22, from negative $95 in the same period of the last fiscal year.   The subsidiary started its operating activities late calendar year 2009. The nature of the industry is such that it takes a few years initially to optimize the full capacity. The revenue generated from the initial few orders could not cover the entire fixed cost of the operation, resulting in a negative gross margin due to underutilization of the plant capacity. The cost of sales in this segment mainly consisted of rental expenses, depreciation expenses and cost of direct labor.

Operating Expenses

Operating expenses for the second quarters of fiscal 2012 and 2011 were as follows:

	Three Months Ended December 31,
(Unaudited)	2011	2010
General and administrative	$2,166	$2,304
Selling	123	121
Research and development	73	87
Total	$2,362	$2,512

General and administrative expenses decreased by $138 or 6.0%, from $2,304 to $2,166 for the three months ended December 31, 2011 compared to the same quarter of last fiscal year. The decrease in general and administrative expenses was mainly attributable to the decrease in stock option expenses in the corporate for the second quarter of fiscal 2012 as compared to the same period of last fiscal year, which was offset by an increase in travel expenses in the corporate expenses allocation in the Tianjin and Singapore operations.

Selling expenses increased by $2 or 1.7%, for the three months ended December 31, 2011, from $121 to $123 compared to the same quarter of the last fiscal year. The increase was mainly due to an increase in currency translation loss, partially offset by a decrease in travel expenses and commission expenses as the commissionable revenue decreased.

Research and development expenses decreased by $14 or 16.1%, for the three months ended December 31, 2011, from $87 to $73 compared to the same quarter of last fiscal year, mainly due to a decrease in research and development efforts from our Singapore manufacturing operations considering the slowdown.

 (Loss) / Income from Operations

Loss from operations was $1,606 for the three months ended December 31, 2011 as compared to an income from operations of $371 for the three months ended December 31, 2010, mainly due to the decrease in revenue and gross margins, as previously discussed.

Interest Expense

Interest expense for the second quarter of fiscal 2012 and 2011 was as follows:

	Three Months Ended December 31,
(Unaudited)	2011	2010
Interest expenses	$(70)	$(59)

Interest expense increased by $11 to $70 for the three months ended December 31, 2011, primarily due to new bank credit facilities by the Singapore operation for working capital. We are trying to keep our debt at a minimum in order to save financing costs.  As of December 31, 2011, the Company had an unused line of credit of $3,388.

Other (Expenses) /  Income, Net

Other (expenses) / income, net for the second quarter of fiscal 2012 and 2011 were as follows:

	Three Months Ended December 31,
(Unaudited)	2011	2010
Other (expenses) / income, net	$(23)	$183

Other expenses was $23 for the three months ended December 31, 2011 as compared to other income of $183 in the same period of the last fiscal year, primarily attributable to foreign currency transaction loss, which was partially offset by interest income from the loan receivable in the real estate segment.

Income Tax Benefit / (Expenses)

Income tax benefit for the three months ended December 31, 2011 was $136, as compared to income tax expenses of $162 for the same quarter last fiscal year. The increase in income tax benefit was mainly due to losses generated by the China, Thailand and Malaysia operations, which was partially offset by the deferred tax for the timing difference recorded for the three months ended December 31, 2011 as compared to the same period in the previous fiscal year.

Loss from Discontinued Operations

Loss from discontinued operations increased by $1 for the three months ended December 31, 2011 from nil for the same periods of the last fiscal year.  The increase in the loss from discontinued operations was primarily due to an increase in general and administrative expenses to maintain the dormant company.

Non-controlling Interest

As of December 31, 2011, we held a 55% interest in Trio-Tech (Malaysia) Sdn. Bhd., Trio-Tech (Kuala Lumpur) Sdn. Bhd., SHI International Pte. Ltd. Singapore, PTSHI Indonesia and a 76% interest in Prestal Enterprise Sdn. Bhd. The non-controlling interest for the three months ended December 31, 2011, in the net loss of subsidiaries, was $361, an increase of $507 compared to the non-controlling interest in the net income of $146 for the same period of the previous fiscal year.  The increase in the non-controlling interest in the net loss of subsidiaries was attributable to the increase in net loss generated from the Malaysia testing operation as a result of a decrease in revenue and a net loss generated by the fabrication segment of the SHI Singapore and its subsidiary PT SHI Indonesia operation as compared to the same period in the previous fiscal year.

Net (Loss) / Income

Net loss was $1,203 for the three months ended December 31, 2011, as compared to a net income of $187 for the three months ended December 31, 2010. The increase in net loss was mainly due to a decrease in revenue, gross margin and an increase in operating expenses, as previously discussed.

(Loss) / Income per Share

Basic loss per share from continuing operations for the three months ended December 31, 2011, was $0.36 compared to basic earnings per share of $0.06 in the same period of the last fiscal year. The loss from discontinued operations was $1 and nil for the three months ended December 31, 2011 and 2010, respectively. Basic loss per share attributable to discontinued operations for the three months ended December 31, 2011 and 2010 was nil per share, respectively.

Diluted loss per share from continuing operations for the three months ended December 31, 2011, was $0.36 compared to diluted earnings per share of $0.05 in the same period of the last fiscal year. The loss from discontinued operations was $1 and nil for the three months ended December 31, 2011 and 2010, respectively. Diluted loss per share attributable to discontinued operations for the three months ended December 31, 2011 was nil per share, respectively.

Segment Information

The revenue, gross margin and income from each segment for the second quarter of fiscal 2012 and the second quarter of fiscal 2011, respectively, are presented below. As the revenue and gross margin for each segment have been discussed in the previous section, only the comparison of income from operations is discussed below.

Manufacturing Segment

The revenue, gross margin and loss from operations for the manufacturing segment for the second quarter of fiscal 2012 and 2011 were as follows:

	Three Months Ended December 31,
(Unaudited)	2011	2010
Revenue	$3,216	$5,287
Gross margin	17.3%	15.2%
Loss from operations	$(265)	$(142)

Loss from operations from the manufacturing segment increased by $123 to $265 for the three months ended December 31, 2011 from $142 in the same period of the last fiscal year, primarily due to a decrease in revenue and gross margin, as discussed earlier. Operating expenses for the manufacturing segment were $822 and $948 for the three months ended December 31, 2011 and 2010, respectively.  The decrease in operating expenses of $126 was mainly due to a lower allocation percentage of the corporate charges, decrease in research and development expenses, decrease in selling expenses due to lower warranty provision and lower traveling and entertainment expenses in this segment for the three months ended December 31, 2011, as compared to the same period of last fiscal year. In the third quarter of fiscal 2011, we decreased the corporate charge, which is based on the percentage of revenue from all the subsidiaries. Management reviews its corporate charges percentage periodically to ensure the amount charged is adequate to cover the corporate expenses.

Testing Segment

The revenue, gross margin and (loss) / income from operations for the testing segment for the second quarter of fiscal 2012 and 2011 were as follows:

	Three Months Ended December 31,
(Unaudited)	2011	2010
Revenue	$2,815	$3,193
Gross margin	8.8%	44.7%
(Loss) / Income from operations	$(800)	$571

Loss from operations in the testing segment for the three months ended December 31, 2011 was $800, an increase of $1,371, compared to an income of $571 in the same period of the last fiscal year. The increase in operating loss was attributable to a decrease of $1,178 in gross margin, as discussed earlier, and an increase of $193 in operating expenses.  Operating expenses were $1,049 and $856 for the three months ended December 31, 2011 and 2010, respectively. The increase in operating expenses was mainly attributable to an increase in expenses in the Malaysia testing operation due to the higher manpower cost, as compared to the same period of last fiscal year.

Distribution Segment

The revenue, gross margin and (loss) / income from operations for the distribution segment for the second quarter of fiscal 2012 and 2011 were as follows:

	Three Months Ended December 31,
(Unaudited)	2011	2010
Revenue	$85	$204
Gross margin	1.2%	25.0%
(Loss) / Income from operations	$(12)	$28

Loss from operations in the distribution segment increased by $40 to $12 for the three months ended December 31, 2011, from an income of $28 in the same period of the last fiscal year.   The increase in operating loss was mainly due to a decrease in revenue and decrease in gross profit of $50, which was offset by a decrease in selling expenses and corporate charges. Operating expenses were $13 and $23 for the three months ended December 31, 2011 and 2010, respectively. The $10 decrease in operating expenses was mainly due to a decrease in commission expenses, due to decrease in commissionable revenue.

Real Estate Segment

The revenue, gross margin and (loss)/income from operations for the real estate segment for the second quarters of fiscal 2012 and 2011 were as follows:

	Three Months Ended December 31,
(Unaudited)	2011	2010
Revenue	$48	$772
Gross margin	45.8%	89.9%
(Loss)/Income from operations	$(9)	$594

Loss from operations in the real estate segment for the three months ended December 31, 2011 was $9, an increase of $603, compared to an income of $594 for the same period of the last fiscal year.  The increase in operating loss was mainly due to a decrease in revenue and decrease in gross profit of $672, which was offset by a decrease in operating expenses of $69. The operating expenses were $31 and $100 for the three months ended December 31, 2011 and 2010, respectively. The decrease in operating expenses as compared to the same quarter in last fiscal year, was primarily due to decrease in travel expenses as a result of less travel by management to the China office, decrease in corporate charges due to lower revenue, decrease in rental expenses due to the relocation of the office.

Fabrication Services

The revenue, gross margin and loss from operations for the fabrication services segment for the second quarters of fiscal 2012 and 2011 were as follows:

	Three Months Ended December 31,
(Unaudited)	2011	2010
Revenue	$455	$93
Gross margin	(16.0)%	(102.2)%
Loss from operations	$(278)	$(218)

Loss from operations in the fabrication services segment was $278 for the three months ended December 31, 2011, an increase of $60, compared to a loss of $218 for the same period of the last fiscal year. The increase in operating loss was mainly due to an increase in operating expenses of $82, which was caused by travel expenses and other project related expenses, partially offset by a decrease in negative gross margin of $22. Operating expenses were $205 and $123 for the three months ended December 31, 2011 and 2010, respectively. Despite the underutilization of the fabrication facilities, there was a significant improvement in the gross margin loss was mainly due to a increase in revenue, as previously discussed.

Corporate

The loss from operations for corporate for the second quarters of fiscal 2012 and 2011 were as follows:

	Three Months Ended December 31,
(Unaudited)	2011	2010
Loss from operations	$(242)	$(462)

Corporate operating loss decreased by $220 to $242 for the three months ended December 31, 2011, from $462 in the same period of the last fiscal year.  The decrease in operating loss was mainly due to a decrease in stock option expenses which was partially offset by the increase in insurance, travel expenses and decrease in corporate overhead recharged, as corporate overhead is recharged based on percentage of revenue and during this period the revenue was lower.  In the second quarter of fiscal 2012, stock options covering 37,500 and 50,000 shares of our Common Stock were granted pursuant to the 2007 Employee Plan and the 2007 Director Plan, respectively, recording a stock option expenses of $174. In the second quarter of fiscal 2011. we granted 100,000 shares of stock options pursuant to the 2007 Employee Plan and 150,000 shares of stock option pursuant to Director Plan. Therefore, a stock option expense of $517 was recorded during the three months ended December 31, 2010.

Comparison of the Six Months Ended December 31, 2011 and December 31, 2010

	Six Months Ended December 31,
	2011	2010
Revenue	100.0%	100.0%
Cost of sales	86.0	75.1
Gross Margin	14.0%	24.9%
Operating expenses :
General and administrative	27.7%	18.3%
Selling	1.7	1.1
Research and development	1.0	0.5
Impairment loss	0.0	0.0
Gain on disposal of PP&E	0.0	0.0
Total operating expenses	30.4%	19.9%
(Loss) / Income from Operations	(16.4)%	5.0%

Overall Gross Margin

Overall gross margin as a percentage of revenue decreased by 10.9% to 14.0% for the six months ended December 31, 2011, from 24.9% in the same period of the last fiscal year primarily due to a decrease in the gross profit margin in the testing, distribution and real estate segments, which was partially offset by an increase in gross profit margin in the manufacturing and fabrication services segments.

Gross profit margin as a percentage of revenue in the manufacturing segment increased by 2.6% to 17.0% for the six months ended December 31, 2011, from 14.4% in the same period of the last fiscal year. In terms of absolute dollar amounts, gross profit decreased by $3,474 to $2,156 for the six months ended December 31, 2011 as compared to $5,630 for the same period in last fiscal year. The improvement in gross margin was primarily due to a decrease in labor cost as we reduced our headcount in the manufacturing since first quarter of fiscal 2012 resulting in a decrease in fixed cost in our Singapore operations.

Gross profit margin as a percentage of revenue in the testing segment decreased by 27.1% to 14.8% for the six months ended December 31, 2011 from 41.9% in the same period of the last fiscal year. The decrease was primarily due to decrease in testing revenue and Malaysia operation, despite lower volume, incurred higher cost to meet the major customer’s quality standard requirement. Although the Thailand operation was affected by a slowdown in Thailand due to floods during second quarter in fiscal 2012,  the fixed cost therefore remained. Our Tianjin operation was setup with certain expected testing volume and incurred fixed costs. However the inflow of testing volume is slower than expected reducing gross margin in our Tianjin operation. All of the foregoing contributed to lower margin in this segment.  Significant portions of our operating costs are fixed in the testing segment.  Thus, as the demand of services and factory utilization decrease, the fixed costs are spread over the decreased output, which deteriorate gross profit margin. In terms of absolute dollar amounts, gross profit in the testing segment decreased by $1,886, to $906 for the six months ended December 31, 2011 from $2,792 for the same period of the last fiscal year.

Gross profit margin as a percentage of revenue in the distribution segment decreased by 12.8% to 11.2% for the six months ended December 31, 2011, from 24.0% for the same period of the last fiscal year.  The decrease was due to the product mix, as we sold more products with a lower profit margin in the distribution segment as compared to the same period of last fiscal year.  In terms of absolute dollar amounts, gross profit in the distribution segment for the six months ended December 31, 2011 was $45, a decrease of $59, compared to $104 in the same period of the last fiscal year. The decrease in the gross profit was primarily due to the decrease in the revenue and lower gross margin. The gross profit margin of the distribution segment was not only affected by the market price of our products, but also our product mix, which changes frequently as a result of changes in market demand.

Gross profit margin as a percentage of revenue in the real estate segment was 45.3% for the six months ended December 31, 2011, a decrease of 41.4% from 86.7% for the same period in the last fiscal year. In terms of absolute dollar amounts, gross profit in the real estate segment for the six months ended December 31, 2011 was $43, a decrease of $788 from $831 in the same period of the last fiscal year.  The decrease in the gross profit margin as a percentage of revenue in the real estate segment was mainly due to no investment income for the six months ended December 31, 2011, as compared to $776 for the same period in the previous fiscal year. Due to the short term nature of the investment, it was classified as loan receivable since third quarter of the last fiscal year. The investment income of $129 was recorded as other income for the six months ended December 31, 2011.

Gross profit margin as a percentage of revenue in the fabrication services segment was 5.0% for the six months ended December 31, 2011, an improvement of 61.2% from a negative margin of 56.2% for the same period of the last fiscal year. In terms of absolute dollar amounts, gross profit in the fabrication services segment for the six months ended December 31, 2011 was $140, an increase of $285, from negative $145 in the same period of the last fiscal year.  Revenue in this segment increased by $2,542 to $2,800 for the six months ended December 31, 2011, as compared to $258 for the same period of last fiscal year primarily due to securing and completing the orders for two projects for mobile offshore production units and living quarters for customers involved in offshore oil exploration in Southeast Asia in the first quarter of fiscal 2012. Revenue from these two projects is recognized based on the percentage of completion. During the three months ended December 31, 2011, these two projects were completed.

Operating Expenses

Operating expenses for the six months ended December 31, 2011 and 2010 were as follows:
	Six Months Ended December 31,
(Unaudited)	2011	2010
General and administrative	$4,264	$4,134
Selling	267	249
Research and development	148	116
Impairment loss	-	-
Loss on disposal of PP&E	4	7
Total	$4,683	$4,506

General and administrative expenses increased by $130, or 3.1%, from $4,134 to $4,264 for the six months ended December 31, 2011 compared to the same period of the last fiscal year, primarily in the testing segment and corporate. General and administrative expenses increased mainly in the testing and fabrication segment which was partially offset by a decrease in corporate, manufacturing and real estate segment. The decrease in general and administrative expenses was mainly attributable to decrease in stock option expenses in the Corporate for the second quarter of fiscal 2012 as compared to the same period of last fiscal year, which was offset by an increase in travel expenses. The fabrication segment increased its general and administrative expenses in Singapore and Indonesia operations mainly due to the increase in the travel and other expenses to handle the projects.

Selling expenses increased by $18, or 7.2%, for the six months ended December 31, 2011, from $249 to $267 compared to the same period of the last fiscal year, mainly due to an increase in currency translation loss, which was partially offset by a decrease in travel expenses and commission expenses as a result of less commissionable sales in the distribution and testing segments.

Research and development increased by $32, or 27.6%, for the six months ended December 31, 2011 from $116 to $148 as compared to the same period of the last fiscal year, mainly due to an increase in research and development efforts from our Singapore manufacturing operations in the first quarter. Our Singapore operations increased efforts into research and development to provide solutions for our customers and development of equipment to assist in the troubleshooting and repair process.

Loss on disposal of property, plant and equipment was $4 for the six months ended December 31, 2011, as compared to a loss of $7 for the same period of the last fiscal year. The loss the six months ended December 31, 2011 mainly resulted from the write off of obsolete electrical work for our plant in the Singapore operation. There was a loss on disposal of an obsolete motor vehicle in the Singapore operation during the six months ended December 31, 2010.

(Loss)/Income from Operations

Loss from operations increased by $3,651 from an income of $1,124 to a loss of $2,527 for the six months ended December 31, 2011 as compared to the same period of the last fiscal year, mainly due to a decrease in revenue, a decrease in gross profit margin and an increase in operating expenses.

Interest Expenses

Interest expenses for the six months ended December 31, 2011 and 2010 were as follows:

	Six Months Ended December 31,
(Unaudited)	2011	2010
Interest expenses	$(131)	$(119)

Interest expense increased by $12 to $131 from $119 for the six months ended December 31, 2011, as compared to the same period of the last fiscal year due to new bank credit facilities entered into by the Singapore operation for the working capital.

Other Income / (Expenses), Net

Other income / (expenses), net for the six months ended December 31, 2011 and 2010 were as follows:

	Six Months Ended December 31,
(Unaudited)	2011	2010
Other income / (expenses), net	$21	$143

Other income decreased by $122 to $21 for the six months ended December 31, 2011 from $143 in the same period of the last fiscal year, primarily attributable to foreign currency transaction loss which was partially offset by interest income resulting from the reclassification of investment income from certain of ourproperty development projects to a loan receivable.

Income Tax Benefit / (Expenses)

Income tax benefit for the six months ended December 31, 2011 was $99, an increase of $257, compared to income tax expenses of $158 for the same period of the last fiscal year.  The increase in income tax benefit was mainly due to a decrease in income in the China, Thailand, Malaysia and Singapore operations and deferred tax due to timing difference for the six months ended December 31, 2011. It was partially offset by the operating loss carry forward in our Singapore operation.

Loss from Discontinued Operations

Loss from discontinued operations was $2 for the six months ended December 31, 2011 and for the same period of the last fiscal year.  The loss from discontinued operations was primarily attributable to general and administrative expenses in maintaining the dormant company in our Shanghai operation.

Non-controlling Interest

As of December 31, 2011, we held 55% interest in Trio-Tech Malaysia, Trio-Tech (Kuala Lumpur) Sdn. Bhd., SHI International Pte. Ltd., Singapore, PTSHI Indonesia and 76% interest in Prestal Enterprise Sdn. Bhd. The non-controlling interest for the six months ended December 31, 2011, in the net loss of subsidiaries, was $544, an increase of $854 compared to the non-controlling interest in the net income of $310 for the same period of fiscal 2011.  The increase in the non-controlling interest in the net loss of subsidiaries was attributable to the increase in net loss generated from the Malaysia testing operation as a result of a decrease in revenue and a net loss generated by the fabrication segment of the SHI Singapore operation as compared to the same period in the prior fiscal year.

Net (Loss)/Income

Net loss was $2,007 for the six months ended December 31, 2011, an increase of $2,685 from an income of $678 for the same period in the last fiscal year. The increase in net loss was mainly due to a decrease in revenue and gross margin and an increase in operating expenses, as discussed above.

(Loss) / Income per Share

Basic loss per share from continuing operations for the six months ended December 31, 2011, was $0.60 compared to basic earnings per share of $0.21 in the same period of the last fiscal year. The loss from discontinued operations was $2 for the six months ended December 31, 2011 and 2010, respectively. Basic loss per share attributable to discontinued operations for the six months ended December 31, 2011 and 2010 were nil per share, respectively.

Diluted loss per share from continuing operations for the six months ended December 31, 2011, was a loss of $0.60 compared to diluted earnings per share of $0.20 in the same period of the last fiscal year. The loss from discontinued operations was $2   for the six months ended December 31, 2011 and 2010, respectively Diluted loss per share attributable to discontinued operations for the six months ended December 31, 2011 and 2010 were nil per share, respectively.

Segment Information

The revenue, gross profit margin and income or loss from each segment for the six months ended December 31, 2011 and 2010, respectively, are presented below.  As the segment revenue and gross margin for each segment have been discussed in the previous section, only the comparison of income from operations is discussed below.

Manufacturing Segment

The revenue, gross margin and (loss)/income from operations for the manufacturing segment for the six months ended December 31, 2011 and 2010 were as follows:

	Six Months Ended December 31,
(Unaudited)	2011	2010
Revenue	$6,014	$14,261
Gross margin	17.0%	14.4%
(Loss)/Income from operations	$(580)	$10

Loss from operations from the manufacturing segment increased by $590 to $580 for the six months ended December 31, 2011 from an income of $10 in the same period of the last fiscal year, primarily due to a decrease in revenue and gross profit of $1,026, as discussed earlier. Operating expenses for the manufacturing segment were $1,602 and $2,038 for the six months ended December 31, 2011 and 2010, respectively. The decrease in operating expenses of $436 was mainly due to a lower allocation percentage of corporate charges due to lower revenue in this segment for Singapore operations for the six months ended December 31, 2011 as compared to the same period of last fiscal year.

Testing Segment

The revenue, gross margin and (loss)/income from operations for the testing segment for the six months ended December 31, 2011 and 2010 were as follows:

	Six Months Ended December 31,
(Unaudited)	2011	2010
Revenue	$6,106	$6,667
Gross margin	14.8%	41.9%
(Loss)/Income from operations	$(1,142)	$1,014

Loss from operations in the testing segment for the six months ended December 31, 2011 was $1,142, an increase of $2,156, compared to an income of $1,014 in the same period of the last fiscal year.  The operating loss was attributable to a decrease of $1,886 in gross profit, which was partially offset by an increase of $270 in operating expenses.  Operating expenses were $2,048 and $1,778 for the six months ended December 31, 2011 and 2010, respectively. The increase in operating expenses was mainly attributable to an increase in operating expenses in the newly incorporated Tianjin operation, which commenced operations in the third quarter of fiscal 2011.

Distribution Segment

The revenue, gross margin and income from operations for the distribution segment for the six months ended December 31, 2011 and 2010 were as follows:

	Six Months Ended December 31,
(Unaudited)	2011	2010
Revenue	$403	$433
Gross margin	11.2%	24.0%
Income from operations	$9	$59

Income from operations in the distribution segment decreased by $50 to $9 for the six months ended December 31, 2011, from $59 for the same period of the last year.   The decrease in operating income was mainly due to a decrease in gross profit of $59, and an increase in operating expenses of $9. Operating expenses were $36 and $45 for the six months ended December 31, 2011 and 2010, respectively. The decrease in operating expenses was mainly due to a decrease in commission expenses, due to a decrease in commissionable revenue.

Real Estate Segment

The revenue, gross margin and (loss)/income from operations for the real estate segment for the six months ended December 31, 2011 and 2010 were as follows:

	Six Months Ended December 31,
(Unaudited)	2011	2010
Revenue	$95	$959
Gross margin	45.3%	86.7%
(Loss)/Income from operations	$(15)	$682

Loss from operations in the real estate segment for the six months ended December 31, 2011 was $15, a decrease of $697 compared to an income of $682 for the same period of the last fiscal year.  The operating loss was mainly due to a decrease in gross profit of $788, which was partially offset by a decrease in operating expenses of $91. The operating expenses were $58 and $149 for the six months ended December 31, 2011 and 2010, respectively. The decrease in operating expenses was mainly due to a decrease in travel expenses due to lower travel to China office, and a decrease in the corporate expenses recharged to the segments due to lower revenue in this segment, as previously discussed.

Fabrication Services

The revenue, gross profit margin and loss from operations for the fabrication services segment for the six months ended December 31, 2011 and 2010 were as follows:

	Six Months Ended December 31,
(Unaudited)	2011	2010
Revenue	$2,800	$258
Gross margin	5.0%	(56.2)%
Loss from operations	$(465)	$(404)

Loss from operations in the fabrication services segment was $465 for the six months ended December 31, 2011 compared to $404 for the same period of the last fiscal year. The increase in operating loss was mainly due to an increase in operating expenses by $346, partially offset by improvement in gross profit margin of $285. The operating expense was $605 and $259 for the six months ended December 31, 2011 and December 31, 2010, respectively. The increase in operating expenses was mainly caused by an increase in travel expenses and other project related expenses.

Corporate

The loss from operations for corporate for the six months ended December 31, 2011 and 2010 were as follows:

	Six Months Ended December 31,
(Unaudited)	2011	2010
Loss from operations	$(334)	$(237)

Corporate operating loss increased by $97 to $334 for the six months ended December 31, 2011, from $237 in the same period of the last fiscal year.  The increase in operating loss was mainly due to a decrease in recharge of corporate expenses. Corporate expenses are recharged based on revenues generated by the subsidiaries, hence since the revenue generated by the subsidiaries was lower as compared to the same period of last fiscal year, for the six month ended December 31, 2011, The corporate expenses recharged for the six months ended December 31, 2011 were $311 as compared to $673 for the same period in last fiscal year, resulting in a decrease of $362 which was offset by the decrease in corporate stock option expenses. The stock option expenses for the six months ended December 31, 2011 were $174 as compared to $598 for the same period in the last fiscal year, resulting in a decrease of stock option expenses $424. Stock options granted during the six months ended December 31, 2011 covered 37,500 shares of Common Stock options pursuant to the 2007 Employee Plan and 50,000 shares of Common Stock options pursuant to the 2007 Director Plan as compared to the same period of last fiscal year during which we granted options covering 100,000 and 150,000 shares of Common Stock pursuant to the 2007 Employee Plan and 2007 Directors Plan respectively.

Financial Condition

During the six months ended December 31, 2011, total assets increased by $293, from $36,356 as at June 30, 2011 to $36,649 as at December 31, 2011. The increase in total assets was primarily due to an increase in short-term deposits, trade accounts receivables, other receivables, loan receivables from property development projects and investments, which was partially offset by a decrease in cash and cash equivalent, inventories, property, plant and equipment, prepaid expenses and other assets, assets held for sales, investment property in China, other assets and restricted term deposits.

Cash and cash equivalent were $2,250 as at December 31, 2011, reflecting a decrease of $861 from $3,111 as at June 30, 2011, primarily due to payment for the capital expenditure of $1,132 primarily in the Tianjin operation in China and the Malaysia operation partially offset by withdrawal of the short term deposits in our Thailand operation.

At December 31, 2011, short-term cash deposits were $1,499, reflecting an increase of $1,300 from $199 as at June 30, 2011, primarily due to new placement of the short term deposits during the second quarter of fiscal 2012 by our Singapore operation from the loan received from a financial institution to meet the working capital needs, is placed in short term deposit.

At December 31, 2011, the trade accounts receivable balance increased by $1,071 to $7,883 from $6,812 as at June 30, 2011, primarily due to an increase in account receivables in Singapore operation as revenue in manufacturing segment generated towards the end of the second quarter which is not due yet. In addition, accounts receivable balance increased in the newly incorporated Tianjin operations and in Suzhou operations due to an increase in testing segment revenue during the second quarter of fiscal 2012. The rate of turnover of accounts receivables was 86 days at the end of the second quarter of fiscal 2012 compared with 96 days at fiscal year 2011. The decrease in accounts receivable turnover was primarily due to improvement in collection for the six months ended December 31, 2011

At December 31, 2011, other receivables were $532, reflecting an increase of $223 from $309 as at June 30, 2011. The increase was primarily due to the project related security deposit which is no longer required as the projects have been successfully completed was considered as other receivables in the Indonesian operations. In addition the advance payment to suppliers for the renovation work in our Singapore operation resulted in the increase in other receivables.

At December 31, 2011, loan receivable from property development projects was $1,109, compared to $1083 as at June 30, 2011.  The increase was primarily due to the exchange fluctuation between Singapore dollars and U.S. dollars from June 30, 2011 to December 31, 2011. The loan receivable from property development projects was primarily attributable to a loan receivable from property development projects of RMB 5,000 and RMB 2,000, or approximately $792 and $317 based on the exchange rate as on December 31, 2011 published by Monetary Authority of Singapore, from JiaSheng and JiangHuai, respectively. The investment was classified as a loan based on ASC Topic 310-10-25 Receivables.

Inventory at December 31, 2011 was $1,988, a decrease of $442, or 18.2% compared to $2,430 as at June 30, 2011. The decrease in inventory was mainly due to a decrease in the raw material and work in progress in the Singapore operation as a result of decreased procurement in the second quarter as compared to first quarter in fiscal 2012, though partially offset by increase in inventory in Suzhou operation, due to increased revenue in that operation. The turnover of inventory was 74 days at the end of the second quarter of fiscal 2012 compared to 61 days at fiscal year 2011.  The increase in the inventory turnover rate was due to a decrease in revenue in our manufacturing segment in the second quarter of fiscal 2012 as compared to June 30, 2011.

Prepaid expenses and other current assets were $311 as at December 31, 2011 compared to $348 as at June 30, 2011. The decrease was primarily due to prepaid utility expenses had been fully amortized in our Tianjin operations during second quarter of fiscal 2012.

Assets held for sale at December 31, 2011 were $130, as compared to $137 as at June 30, 2011, consisted solely of a building held for sale in Penang, Malaysia. The decrease of $7 was due to the currency translation between Singapore dollars and U.S. dollars from June 30, 2011 to December 31, 2011.

At December 31, 2011, investments were $771, an increase of $7, from $764 as at June 30, 2011. We made a new investment under “investment in unconsolidated joint ventures” in the second quarter of fiscal 2011.  In the first quarter of 2012, due to the resignation of two directors representing Trio-Tech in the board of joint venture, the Company concluded that it could no longer exert a significant influence over Chong Qing Jun Zhou Zhi Ye Co Ltd., operating and financial activities. Therefore, the Company began accounting for this investment using the cost method effective September 29, 2011. An impairment review was made during the quarter ended December 31, 2011 and the carrying value of this investment at December 31, 2011, was $771, which approximates the Company’s pro rata share of Chong Qing Jun Zhou Zhi Ye Co Ltd. underlying value.

Investment properties in China at December 31, 2011 were $1,232, a decrease from $1,238 as at June 30, 2011.  The decrease was primarily due to depreciation charged for the six month ended December 31, 2011, which partially offset by the exchange fluctuation between Singapore dollars and U.S. dollars from June 30, 2011 to December 31, 2011.

Property, plant and equipment decreased by $698, from $14,951 as at June 30, 2011 to $14,253 as at December 31, 2011, mainly due to depreciation of $1,329, which was partially offset by capital expenditures of $1,132 incurred mainly in Tianjin and Malaysia operations, and the foreign currency exchange difference between Singapore dollars and U.S. dollars for the six months ended December 31, 2011.

Other assets as at December 31, 2011 decreased by $95 to $1,317, compared to $1,412 at June 30, 2011.  The decrease in other assets was primarily due to the reclassification of a down payment on fixed assets to property, plant and equipment, which partially offset by new additional down payment of fixed assets in the Malaysia operation during the six months ended December 31, 2011.

Restricted cash as at December 31, 2011 decreased by $188 to $3,374, compared to $3,562 at June 30, 2011.  It was due to the foreign currency exchange difference between Singapore dollars and U.S. dollars from June 30, 2011 to December 31, 2011.

Liquidity Comparison

Net cash provided by operating activities decreased by $5,100 to an outflow of $1,754 for the six months ended December 31, 2011 from an inflow of $3,346 in the same period of the last fiscal year. The decrease in net cash provided by operating activities was primarily due to a decrease in net income of $3,539 and due to an increase in other assets by $816, as previously discussed.

Net cash used in investing activities increased by $1,889, to an outflow of $2,428 for the six months ended December 31, 2011 from an outflow of $539 for the same period of the last fiscal year.  The increase in cash used in investing activities was primarily due to a additional placement of the short term deposits of $1,400 by our Singapore operation during the second quarter of fiscal 2012 using the cash received from the term loan.

Net cash provided by financing activities for the six months ended December 31, 2011 was $3,042, representing an increase of $3,906 compared to net cash outflow of $864 during the six months ended December 31 2010. The increase was mainly due to additional line of credit of $1,392 for our Singapore operation.  In the second quarter of fiscal 2012, our Singapore operation  entered into a 3 – year new loan agreement with a financial institution for the principal amount of $1,875.  The new loan is to finance the company existing and future business activities.

We believe that our projected cash flows from operations, borrowing availability under our revolving lines of credit, cash on hand, trade credit and the secured bank loan will provide the necessary financial resources to meet our projected cash requirements for at least the next 12 months.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2011, the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective at a reasonable level.

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

Item 3.          Defaults Upon Senior Securities

Not applicable.

Item 4.          Mine Safety Disclosures

Not applicable.

Item 5.          Other Information

Not applicable.

Item 6.          Exhibits

10.1	Term Loan Facility Agreement dated November 16, 2011 between Trio-Tech International Pte Ltd and IFS Capital Limited

31.1	Rule 13a-14(a) Certification of Principal Executive Officer of Registrant

31.2	Rule 13a-14(a) Certification of Principal Financial Officer of Registrant

32	Section 1350 Certification

101.XML	XBRL Instance Document*

101.XSD	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

TRIO-TECH INTERNATIONAL
By:	/s/ Victor H.M. Ting VICTOR H.M. TING Vice President and Chief Financial Officer (Principal Financial Officer) Dated: February 14, 2012