Form 10-Q
period 2012-03-31
TRIO TECH INTERNATIONAL
filed 2012-05-14
CIK 732026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of May 09, 2012, there were 3,321,555 shares of the issuer’s Common Stock, no par value, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	March 31, 2012	June 30, 2011
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash & cash equivalent	$2,150	$3,111
Short-term deposits	602	199
Trade accounts receivable, net of allowance for doubtful
accounts of $66 and $69	7,884	6,812
Other receivables	508	309
Loan receivables from property development projects	1,111	1,083
Inventories, net of provision for obsolete inventory
of $894 and $937	3,000	2,430
Prepaid expenses and other current assets	339	348
Asset held for sale	135	137
Total current assets	15,729	14,429

INVESTMENTS	772	764
INVESTMENT PROPERTY IN CHINA, Net	1,215	1,238
PROPERTY, PLANT AND EQUIPMENT, Net	14,231	14,951
OTHER ASSETS	1,424	1,412
RESTRICTED TERM DEPOSITS	3,494	3,562
TOTAL ASSETS	$36,865	$36,356

LIABILITIES
CURRENT LIABILITIES:
Lines of credit	$2,831	$1,333
Accounts payable	3,271	1,874
Accrued expenses	2,700	3,179
Income taxes payable	480	492
Current portion of bank loans payable	761	147
Current portion of capital leases	153	148
Total current liabilities	10,196	7,173

BANK LOANS PAYABLE, net of current portion	3,672	2,768
CAPITAL LEASES, net of current portion	151	271
DEFERRED TAX LIABILITIES	478	677
OTHER NON-CURRENT LIABILITIES	509	490
TOTAL LIABILITIES	$15,006	$11,379

COMMITMENT AND CONTINGENCIES	--	--

EQUITY
TRIO-TECH INTERNATIONAL’S SHAREHOLDERS' EQUITY:
Common stock, no par value, 15,000,000 shares authorized; 3,321,555 shares issued and outstanding as at March 31, 2012 and June 30, 2011, respectively	$10,531	$10,531
Paid-in capital	2,420	2,227
Accumulated retained earnings	3,266	5,791
Accumulated other comprehensive gain-translation adjustments	3,536	3,459
Total Trio-Tech International shareholders' equity	19,753	22,008
NON-CONTROLLING INTEREST	2,106	2,969
TOTAL EQUITY	$21,859	$24,977
TOTAL LIABILITIES AND EQUITY	$36,865	$36,356

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
UNAUDITED (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
	Nine Months Ended		Three Months Ended
	Mar. 31,	Mar. 31,	Mar. 31,	Mar. 31,
	2012	2011	2012	2011
Revenue
Products	$10,685	$17,344	$4,268	$2,650
Testing Services	9,247	9,659	3,141	2,992
Fabrication Services	2,883	396	83	138
Others	125	1,008	30	49
	22,940	28,407	7,522	5,829
Cost of Sales
Cost of products sold	8,925	14,784	3,575	2,242
Cost of testing services rendered	7,797	5,823	2,597	1,948
Cost of fabrication services rendered	3,063	594	403	191
Others	75	167	23	39
	19,860	21,368	6,598	4,420

Gross Margin	3,080	7,039	924	1,409

Operating Expenses:
General and administrative	5,884	6,131	1,620	1,997
Selling	431	364	164	115
Research and development	221	175	73	59
Loss / (Gain) on disposal of property, plant and equipment	4	(146)	--	(153)
Total operating expenses	6,540	6,524	1,857	2,018

(Loss) / Income from Operations	(3,460)	515	(933)	(609)

Other (Expenses) / Income
Interest expenses	(215)	(173)	(83)	(54)
Other income , net	179	430	158	287
Total other (expenses) / income	(36)	257	75	233

(Loss) / Income from Continuing Operations before Income Taxes	(3,496)	772	(858)	(376)

Income Tax Benefits / (Expenses)	114	(195)	14	(37)

(Loss) / income from continuing operations before non-controlling interest, net of tax	(3,382)	577	(844)	(413)

Other Operating Activities
Equity in losses of unconsolidated joint venture, net of tax	(11)	(7)	--	(7)

Discontinued Operations (Note 17)
Loss from discontinued operations, net of tax	(2)	(2)	--	--
NET (LOSS) / INCOME	(3,395)	568	(844)	(420)

Less: net (loss) / income attributable to the non-controlling interest	(870)	352	(326)	42
Net (Loss) / Income Attributable to Trio-Tech International Common Shareholder	$(2,525)	$216	$(518)	$(462)

Amounts Attributable to Trio-Tech International Common Shareholders:
(Loss) / income from continuing operations, net of tax	(2,523)	218	(518)	(462)
Loss from discontinued operations, net of tax	(2)	(2)	--	--
Net (Loss) / Income Attributable to Trio-Tech International Common Shareholders	$(2,525)	$216	$(518)	$(462)

Comprehensive (Loss) / Income Attributable to Trio-Tech International Common Shareholders:

Net (loss) / income	(3,395)	568	(844)	(420)
Foreign currency translation, net of tax	84	1,370	193	299
Comprehensive (Loss) / Income	(3,311)	1,938	(651)	(121)
Less: Comprehensive (loss) / income attributable to the non-controlling interest	(863)	311	(297)	211
Comprehensive (Loss) / Income Attributable to Trio-Tech International Common Shareholders	$(2,448)	$1,627	$(354)	$(332)
Basic (Loss) / Earnings per Share:
Basic (loss) / earnings per share from continuing operations attributable to Trio-Tech International	$(0.76)	$0.07	$(0.16)	$(0.14)
Basic loss per share from discontinued operations attributable to Trio-Tech International	$--	$--	$--	$--
Basic (loss) / earnings per share from net (loss) /
income attributable to Trio-Tech International	$(0.76)	$0.07	$(0.16)	$(0.14)
Diluted (Loss) / Earnings per Share:
Diluted (loss) / earnings per share from continuing operations attributable to Trio-Tech International	$(0.76)	$0.06	$(0.16)	$(0.14)
Diluted loss per share from discontinued operations attributable to Trio-Tech International	$--	$--	$--	$--
Diluted (loss) / earnings per share from net (loss) /
income attributable to Trio-Tech International	$(0.76)	$0.06	$(0.16)	$(0.14)

Weighted average number of common shares outstanding
Basic	3,322	3,277	3,322	3,301
Dilutive effect of stock options	--	114	--	--
Number of shares used to compute earnings per share diluted	3,322	3,391	3,322	3,301

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(IN THOUSANDS)

	Common Stock		Additional Paid-in	Accumulated Retained	Accumulated Other Comprehensive	Non- Controlling
	Shares	Amount	Capital	Earnings	Income	Interest	Total

Balance at June 30, 2010	3,227	$10,365	$1,597	$6,486	$1,818	$2,809	$23,075

Cash received from stock options exercised	95	166					166
Stock option expenses			630				630
Net (loss) / income				(688)		353	(335)
Translation adjustment					1,641	(193)	1,448
Dividend				(7)			(7)
Balance at June 30, 2011	3,322	10,531	2,227	5,791	3,459	2,969	24,977

Stock option expenses			193				193
Net loss				(2,525)		(870)	(3,395)
Translation adjustment					77	7	84

Balance at Mar. 31, 2012	3,322	10,531	2,420	3,266	3,536	2,106	21,859

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (IN THOUSANDS)
	Nine Months Ended
	March 31,	March 31,
	2012	2011
	(Unaudited)	(Unaudited)
Cash Flow from Operating Activities
Net (loss) / income	$(3,395)	$568
Adjustments to reconcile net (loss) / income to net cash flow provided by operating activities
Depreciation and amortization	2,041	1,929
Bad debt (reversal) / expense, net	(2)	(51)
Inventory provision	(31)	47
Warranty expense / (recovery), net	25	(14)
Accrued interest expense, net of interest income	117	158
Loss / (Gain) on sale of property-continued operations	4	(146)
Stock compensation	193	586
Deferred tax provision	(188)	(96)
Loss in equity of unconsolidated joint venture	11	--
Changes in operating assets and liabilities, net of acquisition effects
Accounts receivables	(1,107)	6,518
Other receivables	(193)	553
Other assets	6	(610)
Inventories	(588)	1,179
Prepaid expenses and other current assets	1	(112)
Investment in property development	--	919
Accounts payable and accrued liabilities	1,038	(6,910)
Income tax payable	(11)	305
Other non-current liabilities	--	(103)
Net Cash (used in) Provided by Operating Activities	(2,079)	4,720

Cash Flow from Investing Activities
		--
(Investment in) / proceeds from maturing of unrestricted and restricted term deposits, net	(386)	1,317
Loan receivables from property development projects	--	--
Investment in unconsolidated joint venture	--	(755)
Additions to property, plant and equipment	(1,402)	(2,149)
Proceeds from disposal of plant, property and equipment	--	15
Net Cash Used in Investing Activities	(1,788)	(1,572)

Cash Flow from Financing Activities
Borrowing / (repayment) on lines of credit	1,540	(569)
Repayment of bank loans and capital leases	(583)	(1,373)
Proceeds from long-term bank loans	1,886	--
Proceeds from stock options exercised	--	162
Net Cash Provided by (used in) Financing Activities	2,843	(1,780)

Effect of Changes in Exchange Rate	63	33

NET (DECREASE) INCREASE IN CASH	(961)	1,401
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,111	3,244
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,150	$4,645

Supplementary Information of Cash Flows
Cash paid during the period for:
Interest	$178	$149
Income taxes	$65	$172

Non-Cash Transactions
Capital lease of property, plant and equipment	$--	$479

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

 * 100% owned by Trio-Tech International Pte. Ltd.

The accompanying un-audited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  All significant inter-company accounts and transactions have been eliminated in consolidation. The un-audited condensed consolidated financial statements are presented in U.S. dollars.  The accompanying condensed consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.  Operating results for the nine months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2012.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the fiscal year ended June 30, 2011.

2.   NEW ACCOUNTING PRONOUNCEMENTS

In December 2011, the FASB has issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The amendments are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. Entities will not be required to comply with the presentation requirements in ASU No. 2011-05 that ASU No. 2011-12 is deferring. In order to defer only those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in ASU No. 2011-12 supersede certain pending paragraphs in ASU No. 2011-05. The amendments are being made to allow the FASB time to re-deliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. This update did not have an impact on the Company for presentation of Comprehensive Income commencing with the quarter ending March 31, 2012.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify how entities, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this update didl not have an impact on our results of operations or financial position, as the Company has fully impaired goodwill in prior fiscal years.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive income (ASC Topic 220): Presentation of Comprehensive Income. Under the amendments to ASC Topic 220, Comprehensive Income, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments in this update are to be applied retrospectively and are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The amendments do not require any transition disclosures. This update did not have an impact on the Company for presentation of Comprehensive Income commencing with the quarter ending March 31, 2012.

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

In April 2010, the FASB issued ASU No. 2010-13, Compensation—Stock Compensation (ASC Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in which the Underlying Equity Security Trades. This ASU codifies the consensus reached in EITF Issue No. 09-J, Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in which the Underlying Equity Security Trades. The amendments to the Codification clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. This is effective for financial years beginning after December 15, 2010, which is July 1, 2011 for the Company. The adoption of this update did not have any material impact on our results of operations or financial position.

Other new pronouncements issued but not yet effective until after March 31, 2012 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

 3.  INVENTORIES

Inventories consisted of the following:
	Mar. 31,
	2012	June 30,
	(Unaudited)	2011

Raw materials	$1,448	$1,303
Work in progress	2,275	1,392
Finished goods	235	213
Less: provision for obsolete inventory	(894)	(937)
Currency translation effect	(64)	459
	$3,000	$2,430

 The following table represents the changes in provision for obsolete inventory:
	Mar. 31,
	2012	June 30,
	(Unaudited)	2011
Beginning	$937	$907
Additions charged to expenses	31	52
Usage - disposition	(59)	(110)
Currency translation effect	(15)	88
Ending	$894	$937

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

Assumptions

The fair value for the options granted were estimated using the Black-Scholes option pricing model with the following weighted average assumptions, assuming no expected dividends:

	Nine Months Ended March 31,	Year Ended June 30,
	2012	2011

Expected volatility	81.17%	112.24 - 122.07%
Risk-free interest rate	0.25%	0.66 – 1.06%
Expected life (years)	2.50	2.25 - 3.25

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

The Company recognized stock-based compensation expense of approximately $137 in the nine months ended March 31, 2012 under the 2007 Employee Plan. Unamortized stock-based compensation of $69 based on fair value on the grant date related to options granted under the 2007 Employee Plan is expected to be recognized over a period of two years.

During the nine months ended March 31, 2011, pursuant to the 2007 Employee Plan, stock options covering a total of 100,000 shares of the Company’s Common Stock were granted to certain officers and employees with an exercise price equal to the fair market value of the Company’s Common Stock (as defined under the 2007 Employee Plan in conformity with Regulation 409A of the Internal Revenue Code of 1986, as amended) at the date of grant. These options vest over the period as follows: 25% vesting on the grant date, and the balance vesting in equal installments on the next three succeeding anniversaries of the grant date. The fair market value of 100,000 options granted to purchase the Company’s Common Stock was approximately $316 based on the fair value of $3.16 per share determined by using the Black Scholes option pricing model.

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

As of March 31, 2012, there were vested employee stock options covering a total of 278,375 shares of Common Stock. The weighted-average exercise price was $3.81 and the weighted average contractual term was 2.38 years. The total intrinsic value of vested and outstanding employee stock options as of March 31, 2012 was $50 and $50, respectively.

A summary of option activities under the 2007 Employee Plan during the nine month period ended March 31, 2012 is presented as follows:

	Options	Weighted- Average Exercise Price	Weighted - Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 1, 2011	291,875	$4.10	3.07	$178
Granted	37,500	$2.30	4.70	-
Exercised	-	-	-	-
Forfeited or expired	(2,500)	(2.81)	-	-
Outstanding at March 31, 2012	326,875	$3.89	2.58	$50
Exercisable at March 31, 2012	278,375	$3.81	2.38	$50

A summary of the status of the Company’s non-vested employee stock options during the nine months ended March 31, 2012 is presented below:
		Weighted-Average Grant-Date
	Options	Fair Value
Non-vested at July 1, 2011	132,250	$5.29
Granted	37,500	1.11
Vested	(118,750)	1.94
Forfeited	(2,500)	2.81
Non-vested at March 31, 2012	48,500	$3.25

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

Pursuant to the 2007 Directors Plan, the Company granted options to purchase 50,000 shares of its Common Stock to our directors with an exercise price equal to the fair market value of our Common Stock (as defined under the 2007 Directors Plan in conformity with Regulation 409A or the Internal Revenue Code of 1986, as amended) at the date of grant. The fair value of the options granted to purchase 50,000 shares of the Company's Common Stock was approximately $56 based on the fair value of $1.11 per share determined by the Black Scholes option pricing model. There were no options exercised during the nine month period ended March 31, 2012. The Company recognized stock-based compensation expense of $56 in the nine month period ended March 31, 2012 under the 2007 Directors Plan.

During the nine months ended March 31, 2011, pursuant to the 2007 Directors Plan, the Company granted options to purchase 150,000 shares of its Common stock to our directors with an exercise price equal to the fair market value of our Common Stock (as defined under the 2007 Directors Plan in conformity with Regulation 409A or the Internal Revenue Code of 1986, as amended) at the date of grant. The fair value of 150,000 options granted to purchase the Company's Common Stock was approximately $405 based on the fair value of $2.70 per share determined by the Black Scholes option pricing model. There were no options exercised during the nine month period ended March 31, 2011. The Company recognized stock-based compensation expense of $405 in the nine month period ended March 31, 2011 under the 2007 Directors Plan.

As of March 31, 2011, there were vested director stock options covering a total of 335,000 shares of Common Stock. The weighted-average exercise price was $4.86 and the weighted average remaining contractual term was 3.41 years. The total intrinsic value of vested directors stock options during the nine month period ended March 31, 2011 was $225.

The total intrinsic value of vested and outstanding directors’ stock options as of March 31, 2012 was $29. A summary of option activities under the 2007 Directors Plan during the nine months ended March 31, 2012 is presented as follows:

	Options	Weighted- Average Exercise Price	Weighted - Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2011	335,000	$4.86	3.16	$102
Granted	50,000	2.30	4.95	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at March 31, 2012	385,000	$4.52	2.70	$29
Exercisable at March 31, 2012	385,000	$4.52	2.70	$29

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

Stock options to purchase 711,875 shares of Common Stock at exercise prices ranging from $1.72 to $9.57 per share were outstanding as of March 31, 2012 and were excluded in the computation of diluted EPS because their effect would have been anti-dilutive.

Stock options to purchase options 629,125 shares of Common Stock at exercise prices ranging from $1.72 to $9.57 per share as of March 31, 2011 were excluded in the computation of diluted EPS because their effect would have been anti-dilutive.

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted EPS for the years presented herein:
	Nine Months Ended		Three Months Ended
	March 31,	March 31,	March 31,	March 31,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

(Loss) / income attributable to Trio-Tech International common shareholders from continuing operations, net of tax	$(2,523)	$218	$(518)	$(462)
Loss attributable to Trio-Tech International common shareholders from discontinued operations, net of tax	(2)	(2)	--	--
Net (loss) / income attributable to Trio-Tech International common shareholders	$(2,525)	$216	$(518)	$(462)

Basic (loss) / earnings per share from continuing operations attributable to Trio-Tech International	$(0.76)	0.07	(0.16)	(0.14)

Basic loss per share from discontinued operations attributable to Trio-Tech International	--	--	--	--
Basic (loss) / earnings per share from net (loss) / income attributable to Trio-Tech International	$(0.76)	$0.07	$(0.16)	$(0.14)

Diluted (loss) / earnings per share from continuing operations attributable to Trio-Tech International	$(0.76)	$0.06	$(0.16)	$(0.14)
Diluted loss per share from discontinued operations attributable to Trio-Tech International	$--	$--	$--	$--
Diluted (loss) / earnings per share from net (loss) /
income attributable to Trio-Tech International	$(0.76)	$0.06	$(0.16)	$(0.14)
Weighted average number of common shares outstanding - basic	3,322	3,277	3,322	3,301

Dilutive effect of stock options	--	114	--	--
Number of shares used to compute earnings per share - diluted	3,322	3,391	3,322	3,301

6.   ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable consists of customer obligations due under normal trade terms. Although management generally does not require collateral, letters of credit may be required from the customers in certain circumstances. Management periodically performs credit evaluations of the customers’ financial conditions.

Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. Management includes any accounts receivable balances that are determined to be uncollectible in the allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  Based on the information available to us, management believed the allowance for doubtful accounts as of March 31, 2012 and June 30, 2011 was adequate.

The following table represents the changes in the allowance for doubtful accounts:
	Mar. 31,
	2012	June 30,
	(Unaudited)	2011
Beginning	$69	$91
Additions charged to expenses	57	78
Recovered / write-off	(60)	(107)
Currency translation effect	--	7
Ending	$66	$69

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

	Mar. 31,
	2012	June 30,
	(Unaudited)	2011
Beginning	$29	$113
Additions charged to cost and expenses	25	51
Recovered	--	(74)
Actual usage	(26)	(70)
Currency translation effect	(1)	9
Ending	$27	$29

8.  INCOME TAX

The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of ASC Topic 740 Income Tax. The income tax benefit was $114 for the nine months and $14 for the three months ended March 31, 2012 as compared to the income tax expenses of $195 for the nine months and $37 for the three months ended March 31, 2011.

The Company accrues penalties and interest related to unrecognized tax benefits when necessary as a component of penalties and interest expenses, respectively.  The Company had not accrued any penalties or interest expenses relating to unrecognized benefits at June 30, 2011 and March 31, 2012.

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

9.   INVESTMENT IN PROPERTY DEVELOPMENT

The following table presents the Company’s investment in property development in China as of March 31, 2012. The exchange rate is based on the exchange rate as on March 31, 2012 published by the Monetary Authority of Singapore.

	Investment Date	Investment Amount (RMB)	Investment Amount (U.S. Dollars)
Investment in developments - JiaSheng	08/27/2007	10,000	1,564
Investment in developments - JiaSheng	12/27/2007	5,000	782
Return of investment in developments - JiaSheng	06/26/2008	(5,000)	(782)
Return of investment in developments - JiaSheng	10/23/2008	(1,988)	(311)
Return of investment in developments - JiaSheng	11/20/2009	(1,988)	(311)
Return of investment in developments - JiaSheng	11/03/2010	(2,651)	(415)
Return of investment in developments - JiaSheng	11/08/2010	(723)	(113)
Return of investment in developments – JiaSheng	11/09/2010	(301)	(47)
Return of investment in developments – JiaSheng	11/10/2010	(1,807)	(283)
Return of investment in developments - JiaSheng	11/12/2010	(542)	(84)
Total: Investment in property developments – Jia Sheng (project B-48 Phase 1)		--	--

In fiscal 2008, Trio-Tech (Chongqing) Co. Ltd. (“TTCQ”) entered into a Memorandum Agreement with JiaSheng Property Development Co. Ltd., (“JiaSheng”) to invest in a piece of property (project B-48 phase 1) with 24.91 acres owned and developed by JiaSheng located in Chongqing City, China, which was intended for sale after the completion of development.  TTCQ invested RMB 15,000 and the Company recorded a return of investment totaling RMB 15,000. From fiscal 2008 through fiscal 2010 the Company recorded a return on investment totaling RMB 5,874, or approximately $ 937 and in fiscal 2011 recorded a return on investment amounting to RMB 3,976, or approximately $ 595. There were no new investments in property development made during the nine month period ended March 31, 2012.

10.   INVESTMENT PROPERTY IN CHINA

The following table presents the Company’s investment in the property in China as of March 31, 2012. The exchange rate is based on the exchange rate as of March 31, 2012 published by the Monetary Authority of Singapore.

	Investment	Investment Amount	Investment Amount
	Date	(RMB)	(U.S. Dollars)
Purchase of rental property – MaoYe	01/04/2008	5,554	881
Purchase of rental property – JiaSheng	10/23/2008	7,042	1,117
Additional cost of rental property - JiaSheng	12/01/2009	209	33
Investment rental property disposed - JiaSheng	02/05/2010	(579)	(92)
Purchase of rental property – JiangHuai	01/06/2010	3,600	571
Investment rental property disposed - JiaSheng	03/04/2011	(6,672)	(1,058)
Gross investment in rental property		9,154	1,452

Accumulated depreciation on rental property	03/31/2012	(1,495)	(237)

Net investment in property – China		7,659	1,215

Rental Property I

In fiscal 2008, TTCQ entered into a Memorandum Agreement with MaoYe Property Ltd. to purchase an office space in Chongqing, China, for a total cash purchase price of RMB 5,554. The Company rented this property to a third party on July 13, 2008. The term of the rental agreement was five years with a monthly rental income of RMB 39, or approximately $6 based on the average exchange rate for the nine month period ended March 31, 2012, for the first three years, and in the fourth year with an increase of 8% in July 2012, a monthly rental income of RMB 41, or approximately $7 based on the average exchange rate for the nine month period ended March 31, 2012, and another increase of 8% in July 2013.

Property purchased from Mao Ye, generated a rental income of RMB 125, or approximately $20 and RMB 374, or approximately $59 for the three and nine months ended March 31, 2012, respectively, and RMB 116, or approximately $18, and RMB 348, or approximately $52, respectively, for the same period in the last fiscal year.

Rental Property II

In fiscal 2009, TTCQ entered into a Memorandum Agreement with JiaSheng to purchase four units of commercial property and two units of residential property, totaling 1,391.70 square meters in Chongqing, China, for a total purchase price of RMB 7,042.  All of the property purchased from JiaSheng was disposed of in February 2010 and March 2011 and hence there was no rental income recorded for these properties for the three and nine months ended March 31, 2012, respectively. However these properties generated a rental income of RMB 117, or approximately $18, and RMB 697, or approximately $104, respectively, for the same periods in the last fiscal year.

TTCQ sold four commercial properties purchased on October 23, 2008 to JiaSheng for RMB 6,860, or approximately $1,067, recording a gain on disposal of RMB 1,015, or approximately $158, after deducting sales tax and exchange difference, from the four properties which carried a cost of RMB 6,672, or approximately $1,044, and accumulated depreciation of RMB 840, or approximately $131.  All payments in this sales transaction were received in full during the third quarter of fiscal 2011.

Rental Property III

In fiscal 2010, the Company entered in to a Memorandum Agreement with Chongqing JiangHuai Real Estate Development Co., Ltd. to purchase eight units of commercial property in Chongqing, China for a total purchase price of RMB 3,600. TTCQ renewed its rental agreement for this property on January 8, 2011 and the rental agreement provided for a one-year renewable term with an annual rental income of RMB 720, or approximately $112 based on the average exchange rate for the same period in the last fiscal year.

Property purchased from JiangHuai generated a rental income of RMB 60, or approximately $10, and RMB 420, or approximately $66, for the three and nine months ended March 31, 2012, respectively, and RMB 120, or approximately $18, and RMB 480, or approximately $72, for the same periods in the last fiscal year, respectively.

Other Properties

In fiscal 2010, the TTCQ entered into a Memorandum Agreement with Chongqing Fu Li Real Estate Development Co. Ltd., to purchase two commercial properties totaling 311.99 square meters, (“office space”) located in Jiang Bei District Chongqing. Although TTCQ currently rents its office premises from a third party, it intends to use the office space as its office premises. The total purchase price committed and paid was RMB 3,678, or approximately $583 based on the exchange rate as of March 31, 2012.  A down payment deposit of RMB 3,678, or approximately $583, was paid in fiscal 2010, and the related tax expense of RMB 150, or approximately $23, was paid. During the third quarter of fiscal 2012 TTCQ paid RMB 110 or approximately $18 towards sinking fund for building maintenance. The construction has been completed as at the date of this report and the documentation of the change of title is in process.

Summary

Total rental income for both the investment properties (Property I and Property III) in China was $30 and $125 for the three and nine months ended March 31, 2012, respectively, and was $54 and $228, respectively, for the same periods in the last fiscal year. The property “office space” did not yield any rent for the three and nine months ended March 31, 2012, as the possession of the property has not been handed over yet.

Depreciation expenses for both investment properties in China were $18 and $54 for the three and nine months ended March 31, 2012, respectively, and were $30 and $88, respectively, for the same periods in the last fiscal year.

11.   LOAN RECEIVABLE FROM PROPERTY DEVELOPMENT PROJECTS

The following table presents the Company’s loan receivable from property development projects in China as of March 31, 2012. The exchange rate is based on the date published by the Monetary Authority of Singapore as on March 31, 2012.

	Loan	Loan Amount	Loan Amount
	Date	(RMB)	(U.S. Dollars)
Investment in JiaSheng (Project B-48 Phase 2)	11/1/2010	5,000	794
Investment in JiangHuai (Project - Yu Jin Jiang An )	11/1/2010	2,000	317
Net loan receivable from property development projects		7,000	1,111

On November 1, 2010, TTCQ entered into a new Memorandum Agreement with JiaSheng Property Development Co. Ltd.(“JiaSheng”) to invest in their property development projects (Project B-48 Phase 2) located in Chongqing City, China. Due to the short term nature of the investment, the amount was classified as a loan based on ASC Topic 310-10-25 Receivables, amounting to RMB 5,000. The agreement guaranteed the Company an income of RMB 1,250, or approximately $ 199, payable in four installments of RMB 313, or approximately $ 50, based on the average exchange rate as on March 31, 2011 published by Monetary Authority of Singapore. The amount is unsecured and repayable at the end of the term. The loan was renewed in November 2011 for a period of one year, which expires on October 31, 2012.The renewed agreement guaranteed the Company an income of RMB 1,250, or approximately $199, payable in four installments of RMB 313, or approximately $ 50, based on the average exchange rate as on March 31, 2012 published by the Monetary Authority of Singapore. The book value of the loan receivable approximates its fair value. TTCQ recorded other income of RMB 312, or approximately $ 49, and RMB 938 or approximately $ 147, from JiaSheng for the three and nine months ended March 31, 2012 as compared to RMB 521, or approximately $ 78 from JiaSheng for the three and nine months ended March 31, 2011.

On November 1, 2010, TTCQ entered into a new Memorandum Agreement with JiangHuai Property Development Co. Ltd. (“JiangHuai”) to invest in their property development projects (Project - Yu Jin Jiang An) located in Chongqing City, China. Due to the short term nature of the investment, the amount was classified as a loan based on ASC Topic 310-10-25 Receivables, amounting to RMB2,000. The agreement guaranteed the Company an income of RMB400, or approximately $64, payable in 12 installments of RMB33, or approximately $5.  The amount is secured by the underlying property and repayable at the end of the term. The loan was renewed on November 1, 2011, and expires on November 30, 2012. The renewed agreement guaranteed the Company an income of RMB433, or approximately $67, payable in 13 installments of RMB33, or approximately $5 based on the average exchange rate as on March 31, 2012 published by the Monetary Authority of Singapore.  The book value of the loan receivable approximates its fair value. TTCQ recorded other income of RMB100, or approximately $16 and RMB300 or approximately $47 based on the average exchange rate as on March 31, 2012 published by the Monetary Authority of Singapore, from JiangHuai for the three and nine months ended March 31, 2012 as compared to RMB 167, or approximately $ 25 from JiaSheng for the three and nine months ended March 31, 2011.

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

All inter-segment revenue was revenue from the manufacturing segment to the testing and distribution segments. Total inter-segment revenue was $65 and $418 for the three and nine months ended March 31, 2012, respectively, as compared to $131 and $287 for the same periods in the last fiscal year.  Corporate assets mainly consisted of cash and prepaid expenses. Corporate expenses mainly consisted of stock option expenses, salaries, insurance, professional expenses and directors' fees. Corporate expenses are allocated to the five segments. The following segment information table includes segment operating (loss) / income after including the corporate expenses allocated to the segments, which gets eliminated in the consolidation.

The following segment information is unaudited for the nine months ended March 31, 2012 and 2011:

Business Segment Information:
	Nine Months Ended	Net	Operating (Loss)	Total	Depr. and	Capital
	Mar. 31,	Revenue	Income	Assets	Amort.	Expenditures
Manufacturing	2012	$9,983	$(570)	$12,047	$158	$10
	2011	16,717	(473)	3,133	193	147

Testing	2012	9,247	(1,465)	19,119	1,692	1,364
Services	2011	9,659	1,071	27,643	1,457	2,432

Distribution	2012	702	51	382	3	--
	2011	627	102	560	--	--

Real Estate	2012	125	(70)	4,297	58	1
	2011	1,008	795	4,721	93	1

Fabrication	2012	2,883	(955)	952	130	27
Services	2011	396	(641)	958	186	66

Corporate &	2012	--	(451)	68	--	--
Unallocated	2011	--	(339)	101	--	--

Total Company	2012	$22,940	$(3,460)	$36,865	$2,041	$1,402
	2011	$28,407	$515	$37,116	$1,929	$2,646

The following segment information is unaudited for the three months ended March 31, 2012 and 2011:

	Quarter		Operating		Depr.
	Ended	Net	(Loss)	Total	and	Capital
	Mar. 31,	Revenue	Income	Assets	Amort.	Expenditures
Manufacturing	2012	$3,969	$10	$12,047	$50	$2
	2011	2,456	(484)	3,133	69	2

Testing	2012	3,141	(323)	19,119	567	247
Services	2011	2,992	58	27,643	505	967

Distribution	2012	299	42	382	1	--
	2011	194	43	560	--	--

Real Estate	2012	30	(55)	4,297	20	1
	2011	49	113	4,721	31	--

Fabrication	2012	83	(490)	952	38	20
Services	2011	138	(237)	958	46	61

Corporate &	2012	--	(117)	68	--	--
Unallocated	2011	--	(102)	101	--	--

Total Company	2012	$7,522	$(933)	$36,865	$676	$270
	2011	$5,829	$(609)	$37,116	$651	$1,030

13.   NON-CONTROLLING INTEREST

In accordance with the provisions of ASC Topic 810 Consolidation, the Company has classified the non-controlling interest as a component of stockholders’ equity in the accompanying condensed consolidated balance sheets. Additionally, the Company has presented the net income attributable to the Company and the non-controlling ownership interests separately in the accompanying condensed consolidated financial statements.

Non-controlling interest represents the minority stockholders’ share of 45% of the equity of Trio-Tech Malaysia Sdn. Bhd., 45% interest in SHI International Pte. Ltd., and 24% interest in Prestal Enterprise Sdn. Bhd., which are subsidiaries of the Company.

The table below reflects a reconciliation of the equity attributable to non-controlling interest:

	Mar. 31, 2012
Non-controlling interest	(Unaudited)	June 30, 2011
Beginning balance	$2,969	$2,809
Net loss / (income )	(870)	353
Translation adjustment	7	(193)
Ending balance	$2,106	$2,969

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

The following table provides a summary of the assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2012:

		Basis of Fair Value Measurements
	As of March 31, 2012	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Assets
Short-term deposits	$602	$602	$--	$--
Restricted term deposits	$3,494	$3,494	$--	$--
Total assets measured at fair value	$36,865	$36,865	$--	$--

Percentage of total assets	11.11%	11.11%	--	--

In accordance with ASC Topic 820, the Company measures its short term deposits and restricted short-term deposits at fair value, and they are classified within Level 1. Since the Company’s term deposits are fixed rate deposits, there is an active, readily tradable market value based on quoted prices. The Company based its estimates on such prices (Level 1 pricing) as of March 31, 2012. Active markets are those in which transactions occur in significant frequency and volume to provide pricing information on an on-going basis. Since valuations are based on quoted prices that are readily and regularly available in an active market, the valuation of these term deposits does not entail a significant degree of judgment.

15.   BANK LOANS PAYABLE

Bank loans payable consisted of the following:

	Mar. 31, 2012 (Unaudited)	June 30, 2011
Note payable denominated in Malaysian ringgit to a commercial bank for infrastructure investment, maturing in August 2024, bearing interest at the bank’s prime rate (4.75% at March 31, 2012) per annum, with monthly payments of principal plus interest of $24 through August 2024, collateralized by the acquired building.	2,767	2,915

Note payable denominated in U.S. dollars to a financial institution for working capital plans in Singapore and its subsidiaries, maturing in December 2014, bearing interest at the bank’s prime rate plus 1.50% (4.75% at March, 2012) with monthly payments of principal plus interest of $52 through December 2014. This note payable is secured by plant and equipment with the net book value of $1,163.	1,666	--

Current portion	(761)	(147)
Long term portion of bank loans payable	$3,672	$2,768

Malaysia operations has entered into an equipment financing arrangement with CIMB for the future purchase of equipment at a maximum amount of Malaysian ringgit 2.5 million or approximately $823. Amounts will be drawn down when the equipment is purchased and the loan is secured by the equipment, bears an interest rate of 3.94% per annum and is repayable in 5 years from the date of purchase. As of March 31, 2012 the Malaysia operations has not utilized the equipment financing arrangement.

Future minimum payments (excluding interest) as at March 31, 2012 were as follows:

2012	$761
2013	769
2014	583
2015	165
2016	174
Thereafter	1982
Total obligations and commitments	$4,434

16.   COMMITMENTS AND CONTINGENCIES

Trio-Tech (Malaysia) Sdn. Bhd. has expansion plans to meet the growing demands of a major customer in Malaysia, as the existing facility is inadequate to meet the demands of that customer.  The Malaysia operations has capital commitments for the purchase of equipment and other related infrastructure costs amounting to RM 256, or approximately $ 83, based on the exchange rate as of March 31, 2012 published by the Monetary Authority of Singapore.

Trio-Tech (Tianjin) Co. Ltd. in China has capital commitments for the purchase of equipment and other related infrastructure costs amounting to RMB 4,347, or approximately $ 690 based on the exchange rate as on March 31, 2012 published by the Monetary Authority of Singapore. It commenced operation in the third quarter of fiscal 2011, after completion of the operations facilities process audit by the customer.

17.   DISCONTINUED OPERATION AND CORRESPONDING RESTRUCTURING PLAN

The Company’s Shanghai operation, as a component of the Testing segment, suffered continued operating losses for three consecutive fiscal years and the cash flow was minimal for three consecutive years.  In January 2010, the Company established a restructuring plan to close the Testing operation in Shanghai, China.  Based on the restructuring plan and in accordance with ASC Topic 205-20, Presentation of Financial Statement Discontinued Operations, the Company presented the operation results from Shanghai as a discontinued operation, as the Company believed that no continued cash flow would be generated by the disposed component (Shanghai subsidiary) and that the Company would have no significant continuing involvement in the operation of the discontinued component. In accordance with the restructuring plan, before moving out of Shanghai, the Company will be required to pay the outstanding balance of accounts payable of RMB 237, or approximately $38 based on the exchange rate as on March 31, 2012 published by the Monetary Authority of Singapore.

The Company’s Shanghai operation did not incur general and administrative expenses for the three months ended March 31, 2012, however the general and administrative expenses for the nine months ended March 31, 2012 were $2, for winding down the operation in Shanghai. The Shanghai operations anticipate that it may incur additional costs and expenses in winding down the business of the subsidiary through which the China facility was operated.

Under the provisions of ASC Topic 830, Foreign Currency Matters, translation adjustments that result when a foreign entity’s financial statements are translated into a parent company’s or an investor’s reporting currency are separately reported in the parent company’s other comprehensive income.  Foreign currency translation adjustments that are accumulated in other comprehensive income are reclassified to income only when they are realized, if the investment in the foreign entity is sold or is substantially or completely liquidated.  The foreign currency translation adjustments on the balance sheet of the Shanghai, China subsidiary as of March 31, 2012 were insignificant.

Loss from discontinued operations was as follows:

	Nine Months Ended		Three Months Ended
	Mar. 31,	Mar. 31,	Mar. 31,	Mar. 31,
	2012	2011	2012	2011
	Unaudited	Unaudited	Unaudited	Unaudited

REVENUE	$--	$--	$--	$--
COST OF SALES	--	--	--	--

GROSS LOSS	--	--	--	--

OPERATING EXPENSES
General and administrative	2	2	--	--
Total	2	2		--

LOSS FROM DISCONTINUED OPERATION	(2)	(2)	--	--

OTHER EXPENSES	--	--	--	--

LOSS FROM DISCONTINUED OPERATIONS	$(2)	$(2)	$--	$--

The Company does not provide a separate cash flow statement for the discontinued operation, as the impact of this discontinued operation was immaterial.

18.  INVESTMENT - OTHERS

During the second quarter of fiscal 2011, the Company entered into a joint-venture agreement with JiaSheng Property Development Co. Ltd. (“JiaSheng”) to develop real estate projects in China. The Company invested RMB 10,000, or approximately $1,587 based on the exchange rate as of March 31, 2012 published by the Monetary Authority of Singapore, for a 10% interest in the newly formed joint venture, which was incorporated as a limited liability company, Chong Qing Jun Zhou Zhi Ye Co. Ltd. (the “joint venture”), in China. The agreement stipulated that the Company would nominate two of the five members of the Board of Directors of the joint venture and would have the ability to assign two members of management to the joint venture.  The agreement also stipulated that the Company would receive a fee of RMB 10,000, or approximately $1,587 based on the exchange rate as of March 31, 2012 published by the Monetary Authority of Singapore, for the services rendered in connection with obtaining priority to bid in certain real estate projects from the local government. Upon signing of the agreement, JiaSheng paid the Company RMB 5,000 in cash, or approximately $794 based on the exchange rate as on March 31, 2012 published by the Monetary Authority of Singapore. The remaining RMB 5,000 will be paid over 72 months commencing in 36 months from the date of the agreement when Chong Qing Jun Zhou Zhi Ye Co. Ltd. secures a property development project stated inside the joint venture agreement. The Company considered the RMB 5,000, or approximately $794 based on the exchange rate as of March 31, 2012 published by the Monetary Authority of Singapore, received in cash from JiaSheng, the controlling venturer in the joint venture, as a partial return of the Company’s initial investment of RMB 10,000, or approximately $1,587 based on the exchange rate as of March 31, 2012 published by the Monetary Authority of Singapore. Therefore, the RMB 5,000 received in cash was offset against the initial investment of RMB 10,000 resulting in a net investment of RMB 5,000 as of September 30, 2011.  The Company considers that the collectibility of the remaining RMB 5,000 is uncertain due to the extended terms of the payment, and therefore has not recorded this amount as receivable as of March 31, 2012.

In accordance with ASC Topic 323 Investments – Other, Cost Method Investments, ‘‘Investment in unconsolidated joint venture’’ as shown on the Company’s Balance Sheet consists of the cost of an investment in Chong Qing Jun Zhou Zhi Ye Co. Ltd., in which the Company has a 10.89% interest. Prior to the first quarter of fiscal 2012, the Company’s 10.42% ownership in this China affiliate was recorded on the equity basis.

In the first quarter of fiscal 2012, due to the resignation of two directors representing Trio-Tech on the board of the joint venture, the Company concluded that it could no longer exert a significant influence over the joint venture’s operating and financial activities. Therefore, the Company began accounting for this investment using the cost method effective September 29, 2011. An impairment review was made during the quarter ended March 31, 2012 and the carrying value of this investment at March 31, 2012 was $772, which approximates the Company’s pro rata share in the joint venture’s underlying value.

In accordance with ASC Topic 810-10-50, Disclosure for Variable Interest Entities, the Company analyzed its investments in the joint ventures to determine if the joint venture is a variable interest entity (“VIE”) and will require consolidation. The Company (a) evaluates the sufficiency of the total equity at risk, (b) reviews the voting rights and decision-making authority of the equity investment holders as a group, and whether there are any guaranteed returns, protection against losses, or capping of residual returns within the group, and (c) establishes whether activities within the venture are on behalf of an investor with disproportionately few voting rights in making this VIE determination. The Company would consolidate a venture that is determined to be a VIE if it was the primary beneficiary. The primary beneficiary of a VIE is determined, a primarily qualitative approach whereby the variable interest holder, if any, has the power to direct the VIE’s most significant activities and is the primary beneficiary. The Company has determined that the investment is a VIE, however the Company is not the primary beneficiary.  Therefore, the Company does not consolidate the joint venture and it is accounted for using the cost method, since there is no significant influence.

19.   ASSET HELD FOR SALE

During the third quarter of fiscal 2011, Trio-Tech (Malaysia) Sdn. Bhd. (“TTM”), a 55% owned subsidiary of the Registrant, planned to sell its factory building in Penang, Malaysia, which was being used as its testing facility before it moved its entire operations to Petaling Jaya, Malaysia. The Malaysia operation ceased the depreciation of that property in accordance with ASC Topic 360 Property, Plant and Equipment.

The asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets.

Accordingly, the Company believes that the assets held for sale should be classified as current assets and that the fair value of this property, less cost to sell, is higher than its book value.  The asset held for sale was recorded at a net book value of $135 in accordance with ASC Topic 360 Property, Plant and Equipment.

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

TTI generates more than 90% of its revenue from its three core business segments in the test and measurement industry, i.e. manufacturing of test equipment, testing services and distribution of test equipment. In 2007, we added a real estate revenue segment and in 2009, a fabrication segment when we ventured into providing fabrication service for oil and gas equipment industry.

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

Distribution

In addition to our own products and services, TTI also provides an extensive range of complementary environmental and reliability test equipment from reputable manufacturers through our distribution operations. Such equipment includes temperature cycling and shock test chambers, reflow ovens, mechanical shock testers, drop testers and more.

Real Estate

In 2007, TTI invested in real property in Chongqing, China, which generated investment returns as well as investment income from real estate development projects and rental income from properties.

Fabrication

To mitigate concentration risks arising from industry concentration and customer concentration in our core businesses, TTI invested in a new business that provides product and services to the oil and gas industry. This business operates from a yard facility in Indonesia and fabricates steel structures, pipe spools, skid equipment packages and modules, heat transfer and process equipment.

Third Quarter Fiscal 2012 Highlights

•	Manufacturing segment revenue increased by $1,513, or 61.6%, to $3,969 for the third quarter of fiscal 2012, compared to $2,456 for the same period in fiscal 2011.
•	Testing segment revenue increased by $149, or 5.0%, to $3,141 for the third quarter of fiscal 2012, compared to $2,992 for the same period in fiscal 2011.
•	Distribution segment revenue increased by $105, or 54.1%, to $299 for the third quarter of fiscal 2012, compared to $194 for the same period in fiscal 2011.
•	Real estate segment revenue decreased by $19, or 38.8%, to $30 for the third quarter of fiscal 2012, compared to $49 for the same period in fiscal 2011.
•	Fabrication Services segment revenue decreased by $55, or 39.9%, to $83 for the third quarter of fiscal 2012, compared to $138 for the same period in fiscal 2011.
•	The overall gross profit margins decreased by 11.9% to 12.3% for the third quarter of fiscal 2012, from 24.2% for the same period in fiscal 2011.
•	Loss from operations increased by $324 to $933 for the third quarter of fiscal 2012, compared to $609 for the same period in fiscal 2011.
•	General and administrative expenses as a percentage of revenue decreased by 12.8% to 21.5% for the third quarter of fiscal 2012, from 34.3% for the same period in fiscal 2011.
•	Selling expenses as a percentage of revenue increased by 0.2% to 2.2% for the third quarter of fiscal 2012, from 2.0% for the same period in fiscal 2011.
•	Net loss for the third quarter of 2012 was $518 as compared to $462 for the same period in fiscal 2011.

Results of Operations and Business Outlook

The following table sets forth our revenue components for the three and nine months ended March 31, 2012 and 2011, respectively.

Revenue Components
	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Revenue:
Manufacturing	3,969	2,456	9,983	16,717
Testing Services	3,141	2,992	9,247	9,659
Distribution	299	194	702	627
Real Estate	30	49	125	1,008
Fabrication Services	83	138	2,883	396

Total	7,522	5,829	22,940	28,407

Revenue Components
	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Revenue:
Manufacturing	52.8%	42.2%	43.5%	58.9%
Testing Services	41.7	51.3	40.3	34.0
Distribution	4.0	3.3	3.1	2.2
Real Estate	0.4	0.8	0.5	3.5
Fabrication Services	1.1	2.4	12.6	1.4

Total	100.0%	100.0%	100.0%	100.0%

Revenue for the three months and nine months ended March 31, 2012 was $7,522 and $22,940, respectively, an increase of $1,693 and a decrease of $5,467, respectively, when compared to the revenue for the same periods of the prior fiscal year. As a percentage, revenue increased by 29.0% and decreased by 19.2% for the three and nine months ended March 31, 2012, respectively, when compared to total revenue for the same periods of the prior year.

Revenue into and within China, the Southeast Asia regions and other countries (except revenue into and within the United States) increased by $1,433, or 25.7%, to $7,004 and decreased by $5,573, or 20.5%, to $21,678 for the three months and nine months ended March 31, 2012, respectively, as compared with $5,571 and $27,251 for the same periods of last fiscal year.

The increase in revenue for the three months ended March 31, 2012 was primarily due to an increase in revenue in the manufacturing segment in our Singapore operation, in the testing segment in our China operation and in the distribution segment in our Singapore and fabrication segment in the Indonesia operation, but partially offset by a decrease in revenue in the testing segment in our Malaysia operation and the real estate segment in our China operation.

The increase for the nine months was primarily due to an increase in the testing segment in our China operation, in the distribution segment in our Singapore and fabrication segment in the Indonesia operation, but partially offset by a decrease in revenue in the manufacturing segment in our Singapore operation, testing segment in our Singapore, Malaysia and Thailand operation and the real estate segment in our China operation.

Revenue into and within the United States was $518 and $1,262 for the three months and nine months ended March 31, 2012, respectively, an increase of $260, or 100.8% and  $106, or 9.2% respectively, from $258 and $1,156 for the same periods of the prior year. The increase in revenue into and with United States for the three months and nine months ended March 31, 2012 was mainly due to an increase in market demand for our products in the U.S. market as compared to the same period in fiscal 2011.

Revenue for the three and nine months ended March 31, 2012 can be discussed within the five segments as follows:

Manufacturing Segment

Revenue in the manufacturing segment as a percentage of total revenue was 52.8% and 43.5% for the three and nine months ended March 31, 2012, respectively, an increase of 10.6% and a decrease of 15.4% of total revenue, respectively, when compared to the same periods of the last fiscal year.  The absolute amount of revenue increased by $1,513 to $3,969 and decreased by $6,734 to $9,983 for the three and nine months ended March 31, 2012, respectively, when compared to the same periods of the last fiscal year.

The increase in revenue generated by the manufacturing segment for the three months ended March 31, 2012 was primarily due to an increase in sale orders from one of our major customer in the third quarter of fiscal 2012. The revenue in the manufacturing segment from this major customer accounted for 49.5% of our total revenue in the manufacturing segment for the three months ended March 31, 2012 as compared to 20.6% for the same period in the last fiscal year.  The increase in revenue during this period from this customer was primarily due to an increase in their capital spending compared to the same period of last fiscal year.

The decrease in revenue generated by the manufacturing segment for the nine months ended March 31, 2012 was primarily due to an decrease in sale orders from one of our major customer due to their reduced capital spending during the first and second quarter of fiscal 2012. The revenue in the manufacturing segment from this major customer accounted for 49.4% of our total revenue in the manufacturing segment for the nine months ended March 31, 2012 as compared to 46.5% for the same period in the last fiscal year. The decrease in revenue from this customer was primarily due to an decrease in their capital spending in the first two quarters of fiscal 2012 as compared to the same period of last fiscal year.

The future revenue in our manufacturing segment will be significantly affected by the purchase and capital expenditure plans of this major customer if the customer base cannot be increased.

Testing Services Segment

Revenue in the testing segment as a percentage of total revenue was 41.7% and 40.3% for the three and nine months ended March 31, 2012, respectively, a decrease of 9.6% and an increase of 6.3% of total revenue respectively, when compared to the same periods of the last fiscal year. The absolute amount of revenue increased by $149 to $3,141 and decreased by $412 to $9,247 for the three and nine months ended March 31, 2012, respectively, when compared to the same periods of the last fiscal year.

The increase in revenue generated by the testing segment for the three months ended March 31, 2012 was primarily due to an increase in testing volume in our China operations, but partially offset by a decrease in testing volume in our Malaysia operation. The increase in testing volume in our China operations was mainly due to an increase in sale orders by one of our major customers in our Tianjin operation and an increase in customer base in our Suzhou operation. In spite of the increase in revenue in the third quarter of fiscal 2012, the revenue decrease for the nine months ended March 31, 2012 was primarily due to the decrease in testing volume during the first two quarters of fiscal 2012 in our Malaysia and Thailand operations, which was mainly caused by our major customers reducing their orders due to the global market slowdown. Additionally, our Thailand operation was affected by a slowdown caused by severe flooding in Thailand during second quarter in fiscal 2012.  Demand for testing services varies from country to country depending on changes taking place in the market and our customers’ forecasts.  As it is difficult to accurately forecast fluctuations in the market, management believes it is necessary to maintain testing facilities in close proximity to our customers in order to make it convenient for them to send us their newly manufactured parts for testing and to enable us to maintain a share of the market.

Distribution Segment

Revenue in the distribution segment accounted for 4.0% and 3.1% of total revenue for the three and nine months ended March 31, 2012, respectively, an increase of 0.7% and 0.9%, respectively, when compared to the same periods of the last fiscal year.  The absolute amount of revenue increased by $105 to $299 and by $75 to $702 for the three and nine months ended March 31, 2012, respectively, when compared to the same periods of the last fiscal year. The increase in revenue for the three and nine months ended March 31, 2102 was mainly due to an increase in the orders from our existing customers due to increase in market demand for our products.

Real Estate Segment

The real estate segment accounted for 0.4% and 0.5% of total net revenue for the three and nine months ended March 31, 2012, respectively, a decrease of 0.4% and 3.0% compared to the same periods of the last fiscal year. The absolute amount of net revenue in the real estate segment decreased by $19 to $30 and by $883 to $125 for the three and nine months ended March 31, 2012, respectively, compared to the same periods of fiscal 2011. The decrease was primarily due to a decrease in our investment income and rental income in the real estate segment for the three and nine months ended March 31, 2012 as described below.

The two main revenue components for the real estate segment were investment income and rental income.

No investment income accounted as revenue for the three month ended March 31, 2012 and 2011 due to income amounting to $62 an $183 for three and nine months ended March 31, 2012 as compared to $97 for three and nine months ended March 31, 2011 from certain of our property development investments being reclassified to loan receivables from the third quarter of fiscal 2011 in accordance with ASC Topic 310-10-25 Receivables. Such income is included in “Other Income”.  We did not receive any investment income for the nine months ended March 31, 2012 while we received an investment income of RMB 5,226 for investment in property development, or approximately $ 782 for the nine months ended March 31, 2011. This investment income was mainly contributable to the investment in project B-48 phase 1, which reached maturity by the end of the second quarter of fiscal 2011.

Rental income for the three and nine months ended March 31, 2012 was RMB 185 and RMB 794 or approximately $ 30 and $ 125, respectively, based on the average exchange rate for the period of three and nine months ended March 31, 2012, respectively, published by the Monetary Authority of Singapore, a decrease of $ 19 and $ 103 compared to RMB 352 and RMB 1,525 or approximately $ 54 and $ 228, respectively, for the same periods in fiscal 2011. The decrease was primarily due to one of the rental contracts reached maturity in January, 2012, resulting in less rental income for the third quarter of fiscal 2012. A negotiation for the new rental contract is in process as at the date of this report.

“Investment in unconsolidated joint venture” as shown in the balance sheet consists of the cost of an investment in a joint venture, in which we have a 10.42% interest. Prior to the first quarter of fiscal 2012, the 10.42% ownership in this China affiliate was recorded on the equity basis. In the first quarter of fiscal 2012, we concluded that we could no longer exert significant influence on the operating and financial activities of the joint venture. Therefore, we began accounting for this investment using cost method effective September 29, 2011. The carrying value of this investment at March 31, 2012 was $772, which approximates our pro rate share of the underlying value of the joint venture. Based on ASC Topic 323 – Investment – Other, Cost Method Investments, the existing cost, after evaluating for impairment, the carrying value of the investment has been considered to be the cost of investment.

Fabrication Services Segment

As a percentage of total revenue, the revenue generated by the fabrication services segment accounted for 1.1% and 12.6% of total revenue for the three and nine months ended March 31, 2012, respectively, as compared to 2.4% and 1.4% of total revenue for the same periods of last fiscal year.  The absolute amount of revenue was $ 83 and $ 2,883 for the three and nine months ended March 31, 2012, respectively, a decrease of $ 55 and an increase of $ 2,487, respectively as compared to $ 138 and $ 396 for the same period of last fiscal year. The decrease in revenue for the three months ended March 31, 2012 generated by the segment was due to only one project being carried out in the third quarter of fiscal 2012.  In spite of the decrease in revenue in the third quarter of fiscal 2012, the revenue increase in the nine months ended March 31, 2012 was due to the completion of two fabrication projects during the first quarter of fiscal 2012. Although we have been in the fabrication business for only two years, we believe we are starting to penetrate the market with these new projects.

Revenue in the fabrication segment decreased by $ 372, or 81.8%, for the third quarter of fiscal 2012, as compared to $ 455 for the second quarter of fiscal 2012. Revenue in this segment is recognized based on the percentage of completion. The decrease in revenue was primarily due to certain projects have been completed in the second quarter of fiscal 2012. The Company is currently handling another project which is expected to be completed by the end of the fourth quarter of fiscal 2012 and is working on securing further projects.

Uncertainties and Remedies

There are several influencing factors which create uncertainties when forecasting performance, such as the ever-changing nature of technology, specific requirements from the customer, and decline in demand for certain types of burn-in devices or equipment, decline in demand for testing services and fabrication services, and other similar factors.  One factor that influences uncertainty is the highly competitive nature of the semiconductor industry.   Another is that some customers are unable to provide a forecast of the products required in the upcoming weeks; hence it is difficult to plan for the resources needed to meet these customers’ requirements due to short lead time and last minute order confirmation. This will normally result in a lower margin for these products, as it is more expensive to purchase materials in a short time frame.  However, the Company has taken certain actions and formulated certain plans to deal with and to help mitigate these unpredictable factors.  For example, in order to meet manufacturing customers’ demands upon short notice, the Company maintains higher inventories, but continues to work closely with its customers to avoid stock piling.  We have also been improving customer service from staff by keeping our staff up to date on the newest technology and stressing the importance of understanding and meeting the stringent requirements of our customers.  Finally, the Company is exploring new markets and products, looking for new customers, and upgrading and improving burn-in technology while at the same time searching for improved testing methods of higher technology chips.

There are several influencing factors which create uncertainties when forecasting performance of our real estate segment, such as obtaining the rights by the joint venture to develop the real estate projects in China, inflation in China, currency fluctuations and devaluation, changes in Chinese laws, regulations, or their interpretation.

Comparison of the Third Quarter Ended March 31, 2012 (“Q3 2012”) and March 31, 2011 (“Q3 2011”)

The following table sets forth certain consolidated statements of income data as a percentage of revenue for the third quarters of fiscal 2012 and 2011, respectively:

	Three Months Ended March 31,
	2012	2011
Revenue	100.0%	100.0%
Cost of sales	87.7	75.8
Gross Margin	12.3%	24.2%
Operating expenses :
General and administrative	21.5%	34.3%
Selling	2.2	2.0
Research and development	1.0	1.0
Impairment loss	0.0	0.0
Gain on disposal of PP&E	0.0	(2.6)
Total operating expenses	24.7%	34.7%
Loss from Operations	(12.4)%	(10.5)%

Overall Gross Margin

Overall gross margin as a percentage of revenue decreased by 11.9% to 12.3% for the three months ended March 31, 2012, from 24.2% in the same period of the last fiscal year primarily due to a decrease in the gross profit margin in the testing, distribution and fabrication services segments. That decrease was partially offset by an increase in gross profit margin in the manufacturing and real estate segments.

Gross profit margin as a percentage of revenue in the manufacturing segment increased by 1.6% to 15.9% for the three months ended March 31, 2012, from 14.3% in the same period of the last fiscal year. The increase of gross profit margin was primarily due to the fixed cost being spread over the increased output. The increase in revenues in Singapore operation was primarily due to increase in orders from one major customer as discussed above. In absolute dollar amounts, gross profits in the manufacturing segment increased by $278 to $630 for the three months ended March 31, 2012 from $352 for the same period of the last fiscal year.

Gross profit margin as a percentage of revenue in the testing segment decreased by 17.6% to 17.3% for the three months ended March 31, 2012, from 34.9% in the same period of the last fiscal year. Our Singapore operation increased its manpower cost to meets its increased revenue and the electricity expenses increased due to increase of rate in the tariff to meet its increased revenue. The Malaysia operation, despite its decrease in volume by approximately 30%, it incurred higher cost to meet the major customer’s quality standard requirement, which reduced our gross margin in the Malaysia operation. Our Tianjin operation was setup with certain expected testing volume and incurred its fixed costs, however the inflow of testing volume was slower than expected and reducing gross margin in our Tianjin operation. All of the foregoing contributed to a lower margin in this segment. In absolute dollar amounts, gross profit in the testing segment decreased by $ 500 to $544 for the three months ended March 31, 2012 from $ 1,044 for the same period of the last fiscal year.

Gross profit margin as a percentage of revenue in the distribution segment decreased by 7.8% to 21.1% for the three months ended March 31, 2012, from 28.9% for the same period of the last fiscal year. The decrease was due to the change in product mix, as we sold more products with a lower profit margin in the distribution segment as compared to the same period of last fiscal year.  In terms of absolute dollar amounts, gross profit in the distribution segment for the three months ended March 31, 2012 was $ 63, an increase of $ 7, compared to $ 56 in the same period of the last fiscal year. The increase in the gross profit was primarily due to the increase in revenue but partially offset against the lower gross margin. The gross profit margin of the distribution segment was not only affected by the market price of our products, but also our product mix, which changes frequently as a result of changes in market demand.

Gross profit margin as a percentage of revenue in the real estate segment was 23.3% for the three months ended March 31, 2012, an increase of 2.9% as compared to 20.4% for the same period in the last fiscal year. In absolute dollar amounts, gross profit in the real estate segment for the three months ended March 31, 2012 was $ 7, a decrease of $ 3 from $ 10 in the same period of the last fiscal year.  The decrease in the gross profit margin as a percentage of revenue in the real estate segment was mainly due to a decrease in rental revenue in the third quarter of fiscal 2012 as one of the rental contracts reached maturity in January 2012, while the cost remains fixed and hence there is no decrease in cost while the revenue decreases, resulting in a lower gross margin.

Gross profit margin as a percentage of revenue in the fabrication services segment deteriorated to a negative 385.5% for the three months ended March 31, 2012, compared to negative margin of 38.4% for the same period of the last fiscal year. In absolute dollar amounts, gross profit in the fabrication services segment for the three months ended March 31, 2012 was negative $ 320, as compared to a negative $ 53 in the same period of the last fiscal year.   The subsidiary started its operating activities late calendar year 2009. The nature of the industry is such that it takes a few years initially to optimize the full capacity. The revenue generated from the initial few orders could not cover the entire fixed cost of the operation, resulting in a negative gross margin due to underutilization of the plant capacity. The cost of sales in this segment mainly consisted of rental expenses, depreciation expenses and cost of direct labor.

Operating Expenses

Operating expenses for the third quarters of fiscal 2012 and 2011 were as follows:

	Three Months Ended March 31,
(Unaudited)	2012	2011
General and administrative	$1,620	$1,997
Selling	164	115
Research and development	73	59
(Gain) on disposal of PP&E	--	(153)
Total	$1,857	$2,018

General and administrative expenses decreased by $ 377, or 18.9%, from $ 1,997 to $ 1,620 for the three months ended March 31, 2012 compared to the same quarter of last fiscal year. The decrease in general and administrative expenses was mainly attributable to the decrease in payroll, travel, depreciation expenses and finance cost expenses in the Singapore operation which was mainly caused by the reduction in headcount and the turnover in staff and the reduction in travel expenses, during the third quarter of fiscal 2012 as compared to the same period of last fiscal year, but partially offset by an increase in  depreciation expenses in Malaysia operation.

Selling expenses increased by $ 49, or 42.6%, for the three months ended March 31, 2012, from $ 115 to $ 164 compared to the same quarter of the last fiscal year. The increase was mainly due to an increase in travel expenses and commission expenses as the commissionable revenue increased in the Singapore operation.

Research and development expenses increased by $ 14, or 23.7%, for the three months ended March 31, 2012, from $ 59 to $ 73 compared to the same quarter of last fiscal year, mainly due to an increase in research and development efforts from our Singapore manufacturing operations to provide solutions for our customers in development of equipment to assist in the troubleshooting and repair process.

 Loss from Operations

Loss from operations was $ 933 for the three months ended March 31, 2012 as compared to a loss from operations of $ 609 for the three months ended March 31, 2011, mainly due to the decrease in gross margins, but partially offset against the decrease in operating expenses, as previously discussed.

Interest Expense

Interest expense for the third quarter of fiscal 2012 and 2011 was as follows:

	Three Months Ended March 31,
(Unaudited)	2012	2011
Interest expenses	$83	$54

Interest expense increased by $ 29 to $ 83 for the three months ended March 31, 2012, primarily due to new bank credit facilities by the Singapore operation for its working capital. We are trying to keep our debt at a minimum in order to save financing costs.  As of March 31, 2012, the Company had an unused line of credit of $ 4,598.

Other Income

Other income for the third quarter of fiscal 2012 and 2011 was as follows:

	Three Months Ended March 31,
(Unaudited)	2012	2011
Other income	$158	$287

Other income was $ 158, a decrease of $ 129, for the three months ended March 31, 2012 as compared to $ 287 in the same period of the last fiscal year, primarily attributable to foreign currency exchange loss, which was partially offset by the interest income from the loan receivable in the real estate segment.

Income Tax Benefit / (Expenses)

Income tax benefit for the three months ended March 31, 2012 was $ 14, as compared to income tax expenses of $ 37 for the same quarter last fiscal year. The increase in income tax benefit was mainly due to tax refunded for the Malaysia operations, for the three months ended March 31, 2012 as compared to the same period in the previous fiscal year.

Loss from Discontinued Operations

Loss from discontinued operations was nil for the three months ended March 31, 2012 and 2011.

Non-controlling Interest

As of March 31, 2012, we held a 55% interest in Trio-Tech (Malaysia) Sdn. Bhd., Trio-Tech (Kuala Lumpur) Sdn. Bhd., SHI International Pte. Ltd., Singapore and PTSHI Indonesia and a 76% interest in Prestal Enterprise Sdn. Bhd. The non-controlling interest for the three months ended March 31, 2012 in the net loss of subsidiaries was $ 326, an increase of $ 368 compared to the non-controlling interest in the net income of $ 42 for the same period of the previous fiscal year.  The increase in the non-controlling interest in the net loss of subsidiaries was attributable to the increase in net loss generated from the Malaysia testing operation as a result of a decrease in revenue and a net loss generated by the fabrication segment of the SHI Singapore and its subsidiary PT SHI Indonesia operation as compared to the same period in the previous fiscal year.

Net Loss

Net loss was $ 518 for the three months ended March 31, 2012, as compared to $ 462 for the three months ended March 31, 2011. The increase in net loss was mainly due to a decrease in gross margin, but partially offset against the decrease in operating expenses, as previously discussed.

 Loss per Share

Basic loss per share from continuing operations for the three months ended March 31, 2012 was $0.16 compared to basic loss per share of $0.14 in the same period of the last fiscal year. There was no income or loss from discontinued operations for the three months ended March 31, 2012 and 2011, respectively. Basic loss per share attributable to discontinued operations for the three months ended March 31, 2012 and 2011 was nil per share for both years.

Diluted loss per share from continuing operations for the three months ended March 31, 2012 was $0.16 compared to diluted loss per share of $0.14 in the same period of the last fiscal year. There was no income or loss from discontinued operations for the three months ended March 31, 2012 or 2011, respectively. Diluted loss per share attributable to discontinued operations for the three months ended March 31, 2012 and 2011 was nil per share for both years.

Segment Information

The revenue, gross margin and income from each segment for the third quarter of fiscal 2012 and the third quarter of fiscal 2011, respectively, are presented below. As the revenue and gross margin for each segment have been discussed in the previous section, only the comparison of income from operations is discussed below.

Manufacturing Segment

The revenue, gross margin and income/(loss) from operations for the manufacturing segment for the third quarters of fiscal 2012 and 2011 were as follows:

	Three Months Ended March 31,
(Unaudited)	2012	2011
Revenue	$3,969	$2,456
Gross margin	15.9%	14.3%
Income/(loss) from operations	$10	$(484)

Income from operations from the manufacturing segment increased by $ 494 to $ 10 for the three months ended March 31, 2012 from a loss of $ 484 in the same period of the last fiscal year, primarily due to an increase in revenue and gross margin, as discussed earlier. Operating expenses for the manufacturing segment were $ 620 and $ 836 for the three months ended March 31, 2012 and 2011, respectively.  The decrease in operating expenses of $ 216 was mainly due to a decrease of $ 236 in general and administrative expenses, which was partially offset by an increase of $ 20 in selling expenses in this segment for the three months ended March 31, 2012, as compared to the same period of last fiscal year. The decrease in general and administrative expenses in the third quarter of fiscal 2011 was mainly due to the decrease in payroll related expenses, as a result of decrease in headcount in our Singapore operation since the first quarter of fiscal 2012, decrease in bonus provision and also the recharge of certain payroll expenses to corporate in this segment.

Testing Segment

The revenue, gross margin and (loss) / income from operations for the testing segment for the third quarters of fiscal 2012 and 2011 were as follows:

	Three Months Ended March 31,
(Unaudited)	2012	2011
Revenue	$3,141	$2,992
Gross margin	17.3%	34.9%
(Loss) / income from operations	$(323)	$58

Loss from operations in the testing segment for the three months ended March 31, 2012 was $323, an increase of $ 381 compared to an income of $ 58 in the same period of the last fiscal year. The increase in operating loss was attributable to a decrease of $ 500 in gross margin, as discussed earlier, which was partially offset by a decrease of $ 119 in operating expenses.  Operating expenses were $ 867 and $ 986 for the three months ended March 31, 2012 and 2011, respectively. The decrease in operating expenses of $ 119 was mainly attributable to a decrease in expenses in the Singapore testing operation due to the lower manpower cost, as compared to the same period of last fiscal year.

Distribution Segment

The revenue, gross margin and income from operations for the distribution segment for the third quarter of fiscal 2012 and 2011 were as follows:

	Three Months Ended March 31,
(Unaudited)	2012	2011
Revenue	$299	$194
Gross margin	21.1%	28.9%
Income from operations	$42	$43

Income from operations in the distribution segment decreased by $1 to $42 for the three months ended March 31, 2012 from $43 in the same period of the last fiscal year.   The decrease in operating income was mainly due to an increase in operating expenses of $8, which was offset by an increase in gross profit of $7. Operating expenses were $21 and $13 for the three months ended March 31, 2012 and 2011, respectively. The $8 increase in operating expenses was mainly due to an increase in commission expenses due to increase in commissionable revenue.

Real Estate Segment

The revenue, gross margin and (loss) / income from operations for the real estate segment for the third quarters of fiscal 2012 and 2011 were as follows:

	Three Months Ended March 31,
(Unaudited)	2012	2011
Revenue	$30	$49
Gross margin	23.3%	20.4%
(Loss) / income from operations	$(55)	$113

Loss from operations in the real estate segment for the three months ended March 31, 2012 was $ 55, an increase of $ 168 compared to an income of $ 113 for the same period of the last fiscal year.  The increase in operating loss was mainly due to a decrease in revenue, a decrease in gross profit of $3, and an increase in operating expenses of $ 165. The operating expenses were $ 62 and an income of $ 103 for the three months ended March 31, 2012 and 2011, respectively. The operating income for the last fiscal year was primarily contributed by the gain of $ 152 on disposal of the commercial units, which were held for rental purposes.

Fabrication Services

The revenue, gross margin and loss from operations for the fabrication services segment for the third quarters of fiscal 2012 and 2011 were as follows:
	Three Months Ended March 31,
(Unaudited)	2012	2011
Revenue	$83	$138
Gross margin	(385.5)%	(38.4)%
Loss from operations	$(490)	$(237)

Loss from operations in the fabrication services segment was $490 for the three months ended March 31, 2012, an increase of $253 compared to $237 for the same period of the last fiscal year. The increase in operating loss was mainly due to a decrease in revenue and an increase in negative gross profit of $267 and partially offset by a decrease in operating expenses of $14, mainly attributable to the decrease in depreciation expenses. Operating expenses were $170 and $184 for the three months ended March 31, 2012 and 2011, respectively.

Corporate

The loss from operations for corporate for the third quarters of fiscal 2012 and 2011 were as follows:

	Three Months Ended March 31,
(Unaudited)	2012	2011
Loss from operations	$(117)	$(102)

Corporate operating loss increased by $15 to $117 for the three months ended March 31, 2012, from $102 in the same period of the last fiscal year.  The increase in operating loss was mainly attributable to an increase in general and admin expenses as the Singapore operation allocated certain corporate audit and corporate reporting related expenses to the corporate during third quarter of fiscal 2012.

Comparison of the Nine Months Ended March 31, 2012 and March 31, 2011

	Nine Months Ended March 31,
	2012	2011
Revenue	100.0%	100.0%
Cost of sales	86.6	75.2
Gross Margin	13.4%	24.8%
Operating expenses
General and administrative	25.6%	21.6%
Selling	1.9	1.3
Research and development	1.0	0.6
Impairment loss	0.0	0.0
Gain on disposal of PP&E	0.0	(0.5)
Total operating expenses	28.5%	23.0%
(Loss) / Income from Operations	(15.1)%	1.8%

Overall Gross Margin

Overall gross margin as a percentage of revenue decreased by 11.4% to 13.4% for the nine months ended March 31, 2012, from 24.8% in the same period of the last fiscal year primarily due to a decrease in the gross profit margin in the testing, distribution and real estate segments, which was partially offset by an increase in gross profit margin in the manufacturing and fabrication services segments.

Gross profit margin as a percentage of revenue in the manufacturing segment increased by 2.1% to 16.5% for the nine months ended March 31, 2012, from 14.4% in the same period of the last fiscal year. In terms of absolute dollar amounts, gross profit decreased by $ 749 to $ 1,652 for the nine months ended March 31, 2012 as compared to $ 2,401 for the same period in last fiscal year. The improvement in gross margin was primarily due to a decrease in labor cost as we reduced our headcount in the manufacturing segment since the first quarter of fiscal 2012 resulting in a decrease in fixed cost in our Singapore operations.

Gross profit margin as a percentage of revenue in the testing segment decreased by 24.0% to 15.7% for the nine months ended March 31, 2012 from 39.7% in the same period of the last fiscal year. The decrease was primarily due to decrease in testing revenue and the Malaysia operation, despite lower volume, incurred higher cost to meet its major customer’s quality standard requirement. Although the Thailand operation was affected by a slowdown in Thailand due to floods during the second quarter in fiscal 2012, the fixed cost remained the same. Our Tianjin operation was setup with certain expected testing volume and incurred fixed costs. However the inflow of testing volume is slower than expected reducing gross margin in our Tianjin operation. All of the foregoing contributed to lower margin in this segment.  Significant portions of our operating costs are fixed in the testing segment.  Thus, as the demand of services and factory utilization decreases, the fixed costs are spread over the decreased output, which deteriorate gross profit margin. In terms of absolute dollar amounts, gross profit in the testing segment decreased by $2,385 to $1,450 for the nine months ended March 31, 2012 from $3,835 for the same period of the last fiscal year.

Gross profit margin as a percentage of revenue in the distribution segment decreased by 10.1% to 15.4% for the nine months ended March 31, 2012, from 25.5% for the same period of the last fiscal year.  The decrease was due to the product mix, as we sold more products with a lower profit margin in the distribution segment as compared to the same period of last fiscal year.  In terms of absolute dollar amounts, gross profit in the distribution segment for the nine months ended March 31, 2012 was $ 108, a decrease of $ 52 compared to $ 160 in the same period of the last fiscal year. The decrease in the gross profit was primarily due to the decrease in the revenue and lower gross margin. The gross profit margin of the distribution segment was not only affected by the market price of our products, but also our product mix, which changes frequently as a result of changes in market demand.

Gross profit margin as a percentage of revenue in the real estate segment was 40.0% for the nine months ended March 31, 2012, a decrease of 43.4% from 83.4% for the same period in the last fiscal year. In terms of absolute dollar amounts, gross profit in the real estate segment for the nine months ended March 31, 2012 was $ 50, a decrease of $ 791 from $ 841 in the same period of the last fiscal year.  The decrease in the gross profit margin as a percentage of revenue in the real estate segment was mainly due to no investment income for the nine months ended March 31, 2012, as compared to $ 782 for the same period in the previous fiscal year. Due to the short -term nature of the investment, it was classified as a loan receivable since the third quarter of the last fiscal year. The investment income of $ 183 was recorded as other income for the nine months ended March 31, 2012.

Gross profit margin as a percentage of revenue in the fabrication services segment was negative 6.2% for the nine months ended March 31, 2012, an improvement of 43.8% from a negative gross profit margin of 50.0% for the same period of the last fiscal year. In terms of absolute dollar amounts, gross profit in the fabrication services segment for the nine months ended March 31, 2012 was negative $ 180, a decrease in gross loss of $ 18, from negative $198 in the same period of the last fiscal year.  Revenue in this segment increased by $ 2,487 to $ 2,883 for the nine months ended March 31, 2012, as compared to $ 396 for the same period of last fiscal year primarily due to securing and completing the orders for two projects for mobile offshore production units and living quarters for customers involved in offshore oil exploration in Southeast Asia in the first quarter of fiscal 2012. Revenue from these two projects is recognized based on the percentage of completion. During the nine months ended March 31, 2012, these two projects were completed. The Company is currently handling another project which is expected to be completed by the end of the fourth quarter of fiscal 2012 and is working on securing further projects.

Operating Expenses

Operating expenses for the nine months ended March 31, 2012 and 2011 were as follows:

	Nine Months Ended March 31,
(Unaudited)	2012	2011
General and administrative	$5,884	$6,131
Selling	431	364
Research and development	221	175
Impairment loss	-	-
Loss/(gain) on disposal of PP&E	4	(146)
Total	$6,540	$6,524

General and administrative expenses decreased by $ 247, or 4.0%, from $ 6,131 to $ 5,884 for the nine months ended March 31, 2012 compared to the same period of the last fiscal year. The decrease in general and administrative expenses was mainly attributable to a decrease in manpower cost in the Singapore manufacturing segment as we reduced our employee headcounts in the manufacturing segment since the first quarter of fiscal year 2012 and a decrease in stock option expenses in the corporate for the nine months ended March 31, 2012 as compared to the same period of last fiscal year, which was offset by an increase in travel expenses to handle the projects.

Selling expenses increased by $ 67, or 18.4%, for the nine months ended March 31, 2012 from $ 364 to $ 431 compared to the same period of the last fiscal year, mainly due to an increase in travel expenses and commission expenses as a result of higher commissionable sales in the distribution and testing segments.

Research and development increased by $ 46, or 26.3%, for the nine months ended March 31, 2012 from $ 175 to $ 221 as compared to the same period of the last fiscal year, mainly due to an increase in research and development efforts from our Singapore manufacturing operations for the nine months ended March 31, 2012 as compared to the same period of the last fiscal year. Our Singapore operations increased efforts into research and development to provide solutions for our customers and development of equipment to assist in the troubleshooting and repair process.

Loss on disposal of property, plant and equipment was $ 4 for the nine months ended March 31, 2012 as compared to a gain of $ 146 for the same period of the last fiscal year. The loss the nine months ended March 31, 2012 mainly resulted from the write-off of obsolete electrical work for the plant in the Singapore operation.. The gain of $ 146 for the same period of last fiscal year was from a gain of approximately $ 152 from the disposal of two commercial units, which were held for rental purpose previously in the real estate segment, which was partially offset by a loss on the disposal of a motor vehicle of $6 in the Singapore operations.

Loss from Operations

Loss from operations increased by $3,975 to $3,460 for the nine months ended March 31, 2012 as compared to an income of $515 for the same period of the last fiscal year, mainly due to a decrease in revenue, and a decrease in gross profit margin, which was partially offset by a decrease in operating expenses.

Interest Expenses

Interest expenses for the nine months ended March 31, 2012 and 2011 were as follows:

	Nine Months Ended March 31,
(Unaudited)	2012	2011
Interest expenses	$215	$173

Interest expense increased by $ 42 to $ 215 from $ 173 for the nine months ended March 31, 2012, as compared to the same period of the last fiscal year due to new bank credit facilities entered into by the Singapore operation for the working capital during the second quarter of fiscal 2012.

Other Income

Other income for the nine months ended March 31, 2012 and 2011 were as follows:

	Nine Months Ended March 31,
(Unaudited)	2012	2011
Other income	$179	$430

Other income decreased by $ 251 to $ 179 for the nine months ended March 31, 2012 from $ 430 in the same period of the last fiscal year, primarily attributable to an increase in foreign currency transaction loss which was partially offset by interest income resulting from the reclassification of investment income from certain of our property development projects to a loan receivable.

Income Tax Benefit / (Expenses)

Income tax benefit for the nine months ended March 31, 2012 was $ 114, an increase of $ 309, compared to income tax expenses of $ 195 for the same period of the last fiscal year.  The increase in income tax benefit was mainly due to a decrease in income in the China, Thailand, Malaysia and Singapore operations and deferred tax due to timing difference and tax refunded in our Malaysia operation for the nine months ended March 31, 2012. It was partially offset by the operating loss carry forward in our Singapore operation.

Loss from Discontinued Operations

Loss from discontinued operations was $ 2 for both the nine months ended March 31, 2012 and 2011, respectively.  The loss from discontinued operations was primarily attributable to general and administrative expenses in maintaining the dormant company in our Shanghai operation.

Non-controlling Interest

As of March 31, 2012, we held 55% interest in Trio-Tech (Malaysia) Sdn. Bhd., Trio-Tech (Kuala Lumpur) Sdn. Bhd., SHI International Pte. Ltd., Singapore and PTSHI Indonesia and 76% interest in Prestal Enterprise Sdn. Bhd. The non-controlling interest for the nine months ended March 31, 2012, in the net loss of subsidiaries, was $ 870, an increase of $ 1,222 compared to the non-controlling interest in the net income of $ 352 for the same period of fiscal 2011.  The increase in the non-controlling interest in the net loss of subsidiaries was attributable to the increase in net loss generated from the Malaysia testing operation as a result of a decrease in revenue and a net loss generated by the fabrication segment of the SHI Singapore operation as compared to the same period in the prior fiscal year.

Net (Loss)/Income

Net loss was $2,525 for the nine months ended March 31, 2012, an increase of $2,741 from an income of $216 for the same period in the last fiscal year. The increase in net loss was mainly due to a decrease in revenue and gross margin, as discussed above.

(Loss) / Income per Share

Basic loss per share from continuing operations for the nine months ended March 31, 2012 was $0.76 compared to basic earnings per share of $0.07 in the same period of the last fiscal year. The loss from discontinued operations was $ 2 for the nine months ended March 31, 2012 and 2011, respectively. Basic loss per share attributable to discontinued operations for the nine months ended March 31, 2012 and 2011 were nil per share for both years.

Diluted loss per share from continuing operations for the nine months ended March 31, 2012 was a loss of $0.76 compared to diluted earnings per share of $0.06 in the same period of the last fiscal year. The loss from discontinued operations was $ 2 for the nine months ended March 31, 2012 and 2011 for both years. Diluted loss per share attributable to discontinued operations for the nine months ended March 31, 2012 and 2011 were nil per share for both years.

Segment Information

The revenue, gross profit margin and income or loss from each segment for the nine months ended March 31, 2012 and 2011, respectively, are presented below.  As the segment revenue and gross margin for each segment have been discussed in the previous section, only the comparison of income from operations is discussed below.

Manufacturing Segment

The revenue, gross margin and loss from operations for the manufacturing segment for the nine months ended March 31, 2012 and 2011 were as follows:

	Nine Months Ended March 31,
(Unaudited)	2012	2011
Revenue	$9,983	$16,717
Gross margin	16.5%	14.4%
Loss from operations	$(570)	$(473)

Loss from operations from the manufacturing segment increased by $ 97 to $ 570 for the nine months ended March 31, 2012 from $ 473 in the same period of the last fiscal year, primarily due to a decrease in revenue and gross profit of $ 749, as discussed earlier, which was partially offset by a decrease in operating expenses of $652. Operating expenses for the manufacturing segment were $ 2,222 and $ 2,874 for the nine months ended March 31, 2012 and 2011, respectively. The decrease in operating expenses was mainly due to a decrease in manpower cost as a result of reduced employee headcounts since first quarter of fiscal year 2012 and a lower allocation percentage of corporate charges due to lower revenue in this segment for the Singapore operations for the nine months ended March 31, 2012 as compared to the same period of last fiscal year.

Testing Segment

The revenue, gross margin and (loss) / income from operations for the testing segment for the nine months ended March 31, 2012 and 2011 were as follows:

	Nine Months Ended March 31,
(Unaudited)	2012	2011
Revenue	$9,247	$9,659
Gross margin	15.7%	39.7%
(Loss) / income from operations	$(1,465)	$1,071

Loss from operations in the testing segment for the nine months ended March 31, 2012 was $ 1,465, an increase of $ 2,536, compared to an income of $ 1,071 in the same period of the last fiscal year.  The operating loss was attributable to a decrease of $ 2,385 in gross profit and an increase of $ 151 in operating expenses.  Operating expenses were $ 2,915 and $ 2,764 for the nine months ended March 31, 2012 and 2011, respectively. The increase in operating expenses was mainly attributable to an increase in operating expenses in the newly incorporated Tianjin operation, which is increasing its scale of operations and gearing itself to meet the increasing revenue.

Distribution Segment

The revenue, gross margin and income from operations for the distribution segment for the nine months ended March 31, 2012 and 2011 were as follows:

	Nine Months Ended March 31,
(Unaudited)	2012	2011
Revenue	$702	$627
Gross margin	15.4%	25.5%
Income from operations	$51	$102

Income from operations in the distribution segment decreased by $ 51 to $ 51 for the nine months ended March 31, 2012, from $ 102 for the same period of the last year.   The decrease in operating income was mainly due to a decrease in gross profit of $ 52, but partially offset by a decrease in operating expenses of $ 1. Operating expenses were $ 57 and $ 58 for the nine months ended March 31, 2012 and 2011, respectively. The decrease in operating expenses was mainly due to a decrease in commission expenses, due to a decrease in commissionable revenue.

Real Estate Segment

The revenue, gross margin and (loss) / income from operations for the real estate segment for the nine months ended March 31, 2012 and 2011 were as follows:
	Nine Months Ended March 31,
(Unaudited)	2012	2011
Revenue	$125	$1,008
Gross margin	40.0%	83.4%
(Loss) / income from operations	$(70)	$795

Loss from operations in the real estate segment for the nine months ended March 31, 2012 was $ 70, an increase of $ 865 compared to an income of $ 795 for the same period of the last fiscal year.  The operating loss was mainly due to a decrease in gross profit of $ 791, which was partially offset by an increase in operating expenses of $ 74. The operating expenses were $120 and $ 46 for the nine months ended March 31, 2012 and 2011, respectively. The increase in operating expenses was mainly because of gain of $152 on disposal of the commercial units, which were held for rental purposes.

Fabrication Services

The revenue, gross profit margin and loss from operations for the fabrication services segment for the nine months ended March 31, 2012 and 2011 were as follows:

	Nine Months Ended March 31,
(Unaudited)	2012	2011
Revenue	$2,883	$396
Gross margin	(6.2)%	(50.0)%
Loss from operations	$(955)	$(641)

Loss from operations in the fabrication services segment was $ 955 for the nine months ended March 31, 2012 compared to $ 641 for the same period of the last fiscal year. The increase in operating loss was mainly due to an increase in operating expenses by $ 332, partially offset by improvement in gross profit margin of $ 18. The operating expense was $ 775 and $ 443 for the nine months ended March 31, 2012 and March 31, 2011, respectively. The increase in operating expenses was mainly caused by an increase in travel expenses and other project related expenses.

Corporate

The loss from operations for corporate for the nine months ended March 31, 2012 and 2011 were as follows:

	Nine Months Ended March 31,
(Unaudited)	2012	2011
Loss from operations	$(451)	$(339)

Corporate operating loss increased by $ 112 to $ 451 for the nine months ended March 31, 2012 from $ 339 in the same period of the last fiscal year.  The increase in operating loss was mainly due to an decrease in recharge of corporate expenses. Corporate expenses are recharged based on revenues generated by the subsidiaries, hence since the revenue generated by the subsidiaries was lower for the nine month ended March 31, 2012 as compared to the same period of last fiscal year.  The corporate expenses recharged for the nine months ended March 31, 2012 were $ 462 as compared to $ 789 for the same period in last fiscal year. The stock option expenses for the nine months ended March 31, 2012 were $ 193 as compared to $586 for the same period in the last fiscal year, resulting in a decrease of $ 393.

Financial Condition

During the nine months ended March 31, 2012, total assets increased by $509, from $ 36,356 as at June 30, 2011 to $ 36,865 as at March 31, 2012. The increase in total assets was due to an increase in short-term deposits, trade accounts receivables, other receivables, inventory, loan receivables from property development projects, investments and other assets, which was partially offset by a decrease in cash and cash equivalent, property, plant and equipment, prepaid expenses and other assets, assets held for sales, investment property in China and restricted term deposits.

Cash and cash equivalent were $ 2,150 as at March 31, 2012, reflecting a decrease of $961 from $ 3,111 as at June 30, 2011, primarily due to payment for the capital expenditure of $ 750 in the Tianjin operation in China, $ 477 in the Malaysia operation and $ 164 in the Suzhou operations, which was partially offset by withdrawal of the short term deposits in our Thailand operation.

At March 31, 2012, short-term cash deposits were $ 602, reflecting an increase of $ 403 from $ 199 as at June 30, 2011, primarily due to new placement of the short term deposits during the second quarter of fiscal 2012 by our Singapore operation from the loan received from a financial institution to meet the working capital needs, which was placed in short term deposit.

At March 31, 2012, the trade accounts receivable balance increased by $ 1,072 to $ 7,884 from $ 6,812 as at June 30, 2011, primarily due to an increase in account receivables in Singapore operation as revenue in the manufacturing segment generated towards the end of the third quarter which was not yet due. In addition, accounts receivable balance increased in the  Tianjin and Suzhou operations due to an increase in testing segment revenue during the third quarter of fiscal 2012. The rate of turnover of accounts receivables was 86 days at the end of fiscal 2012 as compared to 96 days at the end of third quarter of fiscal 2011. The decrease in accounts receivable turnover was primarily due to decrease in sales and improvement in collection for the nine months ended March 31, 2012.

At March 31, 2012, other receivables were $ 508, reflecting an increase of $ 199 from $ 309 as at June 30, 2011. The increase was primarily due to the project related security deposit which is no longer required as the projects have been successfully completed and was considered as other receivables in the Indonesian operations. In addition advance payment to suppliers for the renovation work in our Singapore operation, increase in goods and services tax receivable and an increase in value added tax receivable in our China operation resulted in the increase in other receivables.

At March 31, 2012, loan receivable from property development projects was $ 1,111 compared to $ 1,083 as at June 30, 2011.  The increase was primarily due to the exchange fluctuation between Singapore dollars and U.S. dollars from June 30, 2011 to March 31, 2012. The loan receivable from property development projects was primarily attributable to a loan receivable from property development projects of RMB 5,000 and RMB 2,000, or approximately $ 794 and $ 317 based on the exchange rate as on March 31, 2012 published by Monetary Authority of Singapore, from JiaSheng and JiangHuai, respectively. The investment was classified as a loan based on ASC Topic 310-10-25 Receivables.

Inventory at March 31, 2012 was $ 3,000, an increase of $ 570, or 23.5% compared to $ 2,430 as at June 30, 2011. The increase in inventory was mainly due to an increase in the work in progress and finished goods in the Singapore operations as a result of increased procurement in the manufacturing and distribution segments in the third quarter as compared to the previous quarters in fiscal 2012. The increase in inventory in the Suzhou operation was mainly due to increased testing revenue in that operation. The turnover of inventory was 82 days at the end of the third quarter of fiscal 2012 compared to 61 days at fiscal year 2011.  The increase in the inventory turnover rate was due to higher usage of inventory to meet the increase in revenue in our manufacturing segment in the third quarter of fiscal 2012 as compared to June 30, 2011.

Asset held for sale at March 31, 2012 were $ 135, as compared to $ 137 as at June 30, 2011, consisted solely of a building held for sale in Penang, Malaysia. The decrease of $2 was due to the currency translation between Singapore dollars and U.S. dollars from June 30, 2011 to March 31, 2012.

At March 31, 2012, investments were $ 772, an increase of $ 8 from $ 764 as at June 30, 2011. We made a new investment under “investment in unconsolidated joint ventures” in the second quarter of fiscal 2011.  In the first quarter of 2012, due to the resignation of two directors representing Trio-Tech on the board of the joint venture, the Company concluded that it could no longer exert a significant influence over the operating and financial actvities of Chong Qing Jun Zhou Zhi Ye Co Ltd. operating and financial activities. Therefore the Company began accounting for this investment using the cost method effective September 29, 2011. An impairment review was made during the quarter ended March 31, 2012 and the carrying value of this investment at March 31, 2012, was $772, which approximates the Company’s pro rata share of the underlying value of Chong Qing Jun Zhou Zhi Ye Co Ltd.

Investment properties in China at March 31, 2012 were $ 1,215, a decrease from $ 1,238 as at June 30, 2011.  The decrease was primarily due to depreciation charged for the nine month ended March 31, 2012, which was partially offset by the exchange fluctuation between Singapore dollars and U.S. dollars from June 30, 2011 to March 31, 2012.

Property, plant and equipment decreased by $ 720 from $ 14,951 as at June 30, 2011 to $ 14,231 as at March 31, 2012, mainly due to depreciation of $ 1,987 charged for the nine months ended March 31, 2012, which was partially offset by capital expenditures of $ 1,402 incurred mainly in the Tianjin and Malaysia operations, and the foreign currency exchange difference between Singapore dollars and U.S. dollars for the nine months ended March 31, 2012.

Restricted cash as at March 31, 2012 decreased by $68 to $3,494, compared to $3,562 at June 30, 2011.  It was due to the foreign currency exchange difference between Singapore dollars and U.S. dollars from June 30, 2011 to March 31, 2012.

Liquidity Comparison

Net cash provided by operating activities decreased by $6,799 to an outflow of $2,079 for the nine months ended March 31, 2012 from an inflow of $4,720 in the same period of the last fiscal year. The decrease in net cash provided by operating activities was primarily due to a decrease in net income of $1,225 and due to a decrease in other assets by $854, as previously discussed.

Net cash used in investing activities increased by $216 for the nine months ended March 31, 2012 from $1,572 for the same period of the last fiscal year.  The increase in cash used in investing activities was primarily due to additional placement of the short term deposits of $1,976 by our Singapore operation during the third quarter of fiscal 2012 using the cash received from the term loan.

Net cash used in financing activities for the nine months ended March 31, 2012 was $2,844, representing an increase of $4,624 compared to net cash outflow of $1,780 during the nine months ended March 31 2011. The increase was mainly due to additional line of credit of $6,761 for our Singapore operation.  In the third quarter of fiscal 2012, our Singapore operation entered into a 3 – year new loan agreement with a financial institution for the principal amount of $1,932.  The new loan is to finance the company existing and future business activities.

We believe that our projected cash flows from operations, borrowing availability under our revolving lines of credit, cash on hand, trade credit and the secured bank loan will provide the necessary financial resources to meet our projected cash requirements for at least the next 12 months.

Critical Accounting Estimates & Policies

There have been no significant changes in the critical accounting policies, except the accounting policy on joint venture, equity method, loan receivable and interest income disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the most recent Annual Report on Form 10-K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2012, the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective at a reasonable level.

During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control overall financial reporting.

TRIO-TECH INTERNATIONAL
PART II. OTHER INFORMATION

Item 1.          Legal Proceedings

We are not currently involved in any material legal proceedings. However, from time to time, we may become subject to additional legal proceedings, claims, and litigation arising in the ordinary course of business, including, but not limited to employee, customer and vendor disputes.

Item 1A.       Risk Factors

Not applicable

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.          Defaults Upon Senior Securities

Not applicable.

Item 4.          Mine Safety Disclosures

Not applicable.

Item 5.          Other Information

Not applicable.

Item 6.          Exhibits

3.1	Articles of Incorporation, as currently in effect (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for June 30, 1988)

3.2	Bylaws, as currently in effect (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for June 30, 1988)

31.1	Rule 13a-14(a) Certification of Principal Executive Officer of Registrant

31.2	Rule 13a-14(a) Certification of Principal Financial Officer of Registrant

101.XML	XBRL Instance Document*

101.XSD	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

TRIO-TECH INTERNATIONAL
By:	/s/ Victor H.M. Ting VICTOR H.M. TING Vice President and Chief Financial Officer (Principal Financial Officer) Dated: May 14, 2012