Form 10-K
period 2012-06-30
TRIO TECH INTERNATIONAL
filed 2012-10-09
CIK 732026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___ to ___

Commission File Number 1-14523

TRIO-TECH INTERNATIONAL
(Exact name of Registrant as specified in its Charter)

California	95-2086631
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

16139 Wyandotte Street
Van Nuys, California	91406
(Address of principal executive offices)	(Zip Code)

Registrant's Telephone Number:  818-787-7000

Securities registered pursuant to Section 12(b) of the Act:
Name of each exchange
Title of each class	On which registered
Common Stock, no par value	NYSE MKT

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act.  Yes [  ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in a definitive proxy statement or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-Accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]   No [X]

The aggregate market value of voting stock held by non-affiliates of Registrant, based upon the closing price of  $2.39 for shares of the registrant’s Common Stock on December 31, 2011, the last business day of the registrant’s most recently completed second fiscal quarter as reported by the NYSE MKT, was approximately $4.2 million. In calculating such aggregate market value, shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock (including shares with respect to which a holder has the right to acquire beneficial ownership within 60 days) were excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock outstanding as of September 21, 2012 was 3,321,555.

Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference information from Registrant’s Proxy Statement for its 2012 Annual Meeting of Shareholders to be filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K.

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

We operate our business in five segments: manufacturing, testing services, distribution, real estate and fabrication services. Geographically, we operate in the U.S., Singapore, Malaysia, Thailand, China and Indonesia.  We operate six testing services facilities; one in the United States and five in Southeast Asia.   We operate two manufacturing facilities: one is located in the United States and the other one is in Southeast Asia. Our distribution segment, the real estate segment and fabrication services operate primarily in Southeast Asia. Our major customers are concentrated in Southeast Asia and they are either semiconductor chip manufacturers or testing facilities that purchase testing equipment.  For information relating to revenues, profit and loss and total assets for each of our segments, see Note 22 - Business Segments contained in our consolidated financial statements included in this Form 10-K.

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
Trio-Tech Singapore established a subsidiary, Trio-Tech (Tianjin) Co., Ltd. in China.
Trio-Tech (Tianjin) Co., Ltd. achieved ISO 9001-2008 certification.

2011
SHI International Pte. Ltd. achieved ISO 9001:2008 certification.
Universal (Far East) Pte. Ltd. was recertified to ISO 9001:2008 standards.
Trio-Tech (Tianjin) Co., Ltd. was certified for ISO/TS 16949:2009 standards.

2012	Trio-Tech Tianjin acquired TS16949 certification.

Overall Business Strategies

Our core business is and historically has been in the semiconductor industry (testing services, manufacturing and distribution).  Revenue from this industry accounted for 90.5% and 94.5% of our revenue for fiscal year 2012 and fiscal year 2011, respectively. The semiconductor industry has experienced periods of rapid growth, but has also experienced downturns, often in connection with, or in anticipation of, maturing product cycles of both semiconductor companies’ and their customers’ products and declines in general economic conditions. To reduce our risks associated with sole industry focus and customer concentration, the Company expanded its business into real estate investment and oil and gas equipment fabrication businesses in 2007 and 2009, respectively.

Our strategic plan related with our semiconductor business assumes growth targets will be achieved by pursuing and winning new business in the following areas:

• Primary markets – Focusing to capture additional market share within our primary markets by offering superior products and services to address the needs of our major customers.

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

Front-End Products

Artic Temperature Controlled Wafer Chucks

Artic Temperature Controlled Chucks are used for test, characterization and failure analysis of semiconductor wafers and such other components at accurately controlled cold and hot temperatures.  These systems provide excellent performance to meet the most demanding customer applications.  Several unique mechanical design features provide excellent mechanical stability under high probing forces and across temperature ranges.

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

Fabrication

We fabricate equipment and structures used in the oil and gas industry at our subsidiary, PT SHI Indonesia, in Indonesia. Indonesia is one of the largest oil and gas producers in Southeast Asia, as well as a major exporter of liquefied natural gas in Asia.  Our Fabrication segment suffered continued operating losses since it commenced operation in fiscal year 2009. Subsequent to the year end, management determined to terminate the lease of the its fabrication and, pursuant to the terms of the lease, gave the landlord the notice of termination. Going forward, management intends to outsource fabrication project to a service providers who have the facilities to undertake such projects. Management expects to achieve the benefits of operating with lower fixed costs.

Product Research and Development

We focus our research and development activities on improving and enhancing both product design and process technology. We conduct product and system research and development activities for our products in Singapore and the United States Research and development expenses were $295 and $250 in fiscal 2012 and 2011, respectively. Our Singapore operation increased efforts into research and development in fiscal year 2012 to provide solutions for our customers and development of equipment to assist in the troubleshooting and repair process, the cost of which was not borne directly by our customers.

Marketing, Distribution and Services

We market our products and services worldwide, directly and through independent sales representatives and our own marketing sales team. We have approximately seven independent sales representatives operating in the United States and another eighteen in various foreign countries. Of the twenty-five sales representatives, seven are representing the distribution segment and eighteen are representing the testing services and the manufacturing segment for various products and services produced and provided from our facilities in different locations.

In fiscal 2012 and 2011, combined sales of equipment and services to our three largest customers accounted for approximately 65.4% and 75.5%, respectively, of our total net revenue. We had sales of $17,481 (51.1%) and $23,811 (67.0%) to Customer A for fiscal years 2012 and 2011, respectively. Although the top customer mentioned above is a U.S. company, the revenue generated from them was from their facilities located outside of the U.S. The majority of our sales and services in fiscal years 2012 and 2011 were to customers outside of the United States.

Backlog

The following table sets forth the Company's backlog at the dates indicated (amounts in thousands):

	June 30,	June 30,
	2012	2011

Manufacturing backlog	$4,321	$2,079
Testing services backlog	2,292	870
Distribution backlog	290	317
Real estate backlog*	127	223
Fabrication services backlog	247	1,935
	$7,277	$5,424

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

The principal competitive factors in the manufacturing industry include product performance, reliability, service and technical support, product improvements, price, established relationships with customers and product familiarity. We make every effort to compete favorably with respect to each of these factors.  Although we have competitors for our various products, we believe that our products compete favorably with respect to each of the above factors. We have been in business for more than 54 years and have operation facilities mostly located in Southeast Asia.  Those factors combined have helped us to establish and nurture long-term relationships with customers and will allow us to continue doing business with our existing customers upon their relocation to other regions where we have a local presence or are able to reach.

The real estate industry in China has grown dramatically over the last two decades. The real estate market in China presents not only huge business opportunities but also various special characteristics at both industrial and business levels. We cooperate closely with our joint venture partner, JiaSheng Property Development Co. Ltd. (“JiaSheng”), who has many years’ experience in the real estate business in China. We believe the experience from our partner combined with our investment experience helps us to be more competent.

Our fabrication services segment is located in Indonesia.  Indonesia is one of the largest oil and gas producers in Southeast Asia, as well as a major exporter of liquefied natural gas in Asia. In addition, as offshore oil and gas exploration moves into more challenging deep waters and locations where infrastructure is lacking, larger and more complex equipment may be needed to support the production facility. This segment suffered continued operating losses since it commenced operation in fiscal year 2009. Subsequent to the year end, management determined to terminate the lease of its fabrication yard and, pursuant to the terms of the lease, gave the landlord the notice of termination. Going forward, management intends to outsource fabrication project to a service providers who have the facilities to undertake such projects. Management expects to achieve the benefits of operating with lower fixed costs.

Patents

The manufacturing segment holds a United States patent granted in 1994 on certain aspects of its Artic temperature test systems.  In 2001, we registered a new United States patent (for 22 years) for several aspects of a new range of Artic Temperature Controlled Chucks.  As these patents are not significant for our manufacturing segment due to the change in our products portfolio, the capitalized cost of the patents was written off in fiscal 2002 because of the impairment assessed by our management. In fiscal 2012 and 2011 we did not register any patents within the U.S.

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

Employees

As of June 30, 2012, we had approximately 392 employees. Geographically, approximately 7 full time employees were located in the United States and approximately 385 full time employees in Southeast Asia. None of our employees are represented by a labor union.

There were approximately 72 employees in the manufacturing segment, 262 employees in the testing services segment, 22 employees in the fabrication services segment, 4 employees in the real estate segment and 32 employees in general administration, logistics and others.

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

The following table presents the relevant information regarding the location and general character of our principal manufacturing and testing facilities:
			Owned (O)
		Approx.	or Leased (L)
		Sq. Ft.	& Expiration
Location	Segment	Occupied	Date

16139 Wyandotte Street, Van Nuys, CA 91406, United States of America	Corporate Testing Services/ Manufacturing	5,200	(L) Dec. 2014
1004, Toa Payoh North, Singapore
Unit No. HEX 07-01/07,	Testing Services	6,864	(L) Sept. 2017
Unit No. HEX 07-01/07, (ancillary site)	Testing Services	2,339	(L) Sept. 2017
Unit No. HEX 03-01/02/03,	Testing Services /Manufacturing	2,959	(L) Sept. 2017
Unit No. HEX 01-08/15,	Testing Services /Manufacturing	6,864	(L) Jan. 2017
Unit No. HEX 01-08/15, (ancillary site)	Testing Services /Manufacturing	1,980	(L) Jan. 2017
Unit No. HEX 01-16/17,	Testing Services	1,983	(L) Jan. 2017
Unit No. HEX 03-08/10,	Manufacturing	2,959	(L) May 2013*1
1008, Toa Payoh North, Singapore
Unit No. HEX 03-09/17,	Manufacturing	6,099	(L) Jan. 2017
Unit No. HEX 03-09/17, (ancillary site)	Manufacturing	70	(L) Jan. 2017
Unit No. HEX 07-17/18,	Testing Services	4,315	(L) Nov. 2012*1
Unit No. HEX 07-17/18, (ancillary site)	Testing Services	25	(L) Nov. 2012*1
Unit No. HEX 02-17	Manufacturing	832	(L) Jun. 2013*1
Unit No. HEX 02-15/16	Manufacturing	1,400	(L) Jul. 2013
Unit No. HEX 01-09/10/11	Manufacturing	2,202	(L) Nov. 2017
Unit No. HEX 01-15/16	Manufacturing	1,400	(L) Sept. 2014*4
Unit No. HEX 01-08	Manufacturing	603	(L) Jun. 2017
Unit No. HEX 01-12/14	Manufacturing	1664	(L) Jul. 2016
Plot 1A, Phase 1	Manufacturing	42,013	(O)*2
Bayan Lepas Free Trade Zone
11900 Penang
Lot No. 11A, Jalan SS8/2,	Testing Services	78,706	(O)
Sungai Way Free Industrial Zone,
47300 Petaling Jaya,
Selangor Darul Ehsan, Malaysia
Lot No. 4, Kawasan MIEL	Testing Services	37,457	(L) Nov. 2013*3
Sungai Way Baru Free Industrial Zone,
Phsdr Phase III, Selangor Darul Ehsan, Malaysia
327, Chalongkrung Road,	Testing Services	34,433	(O)
Lamplathew, Lat Krabang,
Bangkok 10520, Thailand
No. 5, Xing Han Street, Block A	Testing Services	932	(L) Dec 2012*1
#04-15/16, Suzhou Industrial Park
China 215021
27-05, Huang Jin Fu Pan.	Real Estate	970	(L) Aug. 2015
No. 26 Huang Jin Qiao Street
Hechuan District Chongqing China 401520
Jl Brigjen Katamso Km.5	Fabrication Services	597,096	(L) Aug 2013
Tanjung Uncang, Sekupang
Batam 29400, Indonesia
B7-2, Xiqing Economic Development	Testing Services	45,949	(L) April 2021
Area International Industrial Park
Tianjin City, China 300385.

*1
With respect to the various leases that expire during fiscal 2013, the Company anticipates that the landlord will offer similar terms on each such lease at renewal and does not believe that material expenses will be incurred.

*2
The property was held as assets held for sale pursuant to the Sales and Purchase agreement entered in the fourth quarter of fiscal 2011, which sale remains pending as of the date of the filing of this Form 10-K.

*3	The premises are sublet to third party.
*4  The premises have been returned and the lease terminated as at the date of this report.

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

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 – MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is traded on the NYSE MKT under the symbol “TRT.”  The following table sets forth, for the periods indicated, the range of high and low sales prices of our Common Stock as quoted by the NYSE MKT:

	High	Low

Fiscal Year Ended June 30, 2011
Quarter ended September 30, 2010	$4.72	$3.50
Quarter ended December 31, 2010	$6.27	$4.17
Quarter ended March 31, 2011	$5.15	$4.16
Quarter ended June 30, 2011	$4.71	$3.29

Fiscal Year Ended June 30, 2012
Quarter ended September 30, 2011	$3.90	$2.70
Quarter ended December 31, 2011	$2.99	$2.19
Quarter ended March 31, 2012	$2.56	$2.00
Quarter ended June 30, 2012	$2.25	$1.40

Stockholders

As of September 21, 2012, there were 3,321,555 shares of our Common Stock issued and outstanding, and the Company had approximately 66 record holders of Common Stock. The number of holders of record does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.

Dividend Policy

We did not declare any cash dividend in fiscal 2012 or fiscal 2011.

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

Trio-Tech International operates in five distinct segments: manufacturing, testing services, distribution, real estate and fabrication. In fiscal year 2012, revenue from our manufacturing, testing services, distribution, real estate and fabrication services segments represented 49.6%, 37.8%, 3.1%, 0.4% and 9.1% of our revenue, respectively, compared to 54.9%, 36.9%, 2.7%, 3.0% and 2.5%, respectively, in fiscal year 2011.

Semi-conductor testing and manufacturing of test equipments is our core business. We provide third-party semiconductor testing and burn-in services primarily through our laboratories in Southeast Asia. At or from our facilities in California and Southeast Asia we also design, manufacture and market equipment and systems to be used in the testing and production of semiconductors, and distribute semiconductor processing and testing equipment manufactured by other vendors.

We plan to continue expanding our market share in the semiconductor testing segment. In the third quarter of 2011, Trio-Tech (Tianjin) Co. Ltd. (“TTTJ”), located in the Xiqing Economic Development Area International Industrial Park in Tianjin City, People’s Republic of China, commenced operating activities. It provides testing services for one of our major customers.  During fiscal year 2012, TTTJ obtained the ISO/TS 16949: 2009 certification, which enables this operation to provide burn-in services to the automotive industry.

Our testing operation in Malaysia substantially completed its expansion in the fourth quarter of fiscal year 2012, which was commenced in the fourth quarter of fiscal 2010 with the objective to meet the increasing demands of one of our major customers.

Our Shanghai operation, as a component of the testing services segment, suffered continued operating losses from fiscal year 2007 to fiscal year 2010 and the cash flow was minimal for those years. In the fourth quarter of 2010, we established a restructuring plan to close the testing operation in Shanghai, China. Based on the restructuring plan and in accordance with ASC Topic 205-20, Presentation of Financial Statement of Discontinued Operations, we presented the operation results from Shanghai as a discontinued operation, from fiscal year 2011. In management’s discussion and analysis of financial condition and results of operation below, the amounts used in comparison have been reclassified to exclude the amounts from discontinued operations, which have been discussed as a separate line item listed on the consolidated statements of operations and comprehensive income.

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

During the second quarter of fiscal 2011, the Company entered into a joint-venture agreement with JiaSheng to develop real estate projects in China. Prior to the first quarter of fiscal 2012, the Company had 10% ownership in this China affiliate, and this investment was recorded on the equity basis. Pursuant to the joint-venture agreement, the Company has the option of purchasing 15% of investment from its joint venture within a period of 24 months from the commencement of the joint venture. In the first quarter of fiscal 2012, due to the resignation of two directors representing Trio-Tech on the board of the joint venture, we concluded that we could no longer exert significant influence on the operating and financial activities of the joint venture. Therefore, we began accounting for this investment using cost method effective September 29, 2011. The carrying value of this investment at June 30, 2012 was $765, which approximates our pro rate share of the underlying value of the joint venture. Based on ASC Topic 323 – Investment – Other, Cost Method Investments, the existing cost, after evaluating for impairment, the carrying value of the investment has been considered to be the cost of investment. The Company disposed the option of purchasing 15% of the investment from its joint venture during September 2011 for RMB 500 or approximately $79.

In fiscal 2010, the TTCQ entered into a Memorandum Agreement with Chongqing Fu Li Real Estate Development Co. Ltd. (“Fu Li Real Estate”), to purchase two commercial properties totaling 311.99 square meters (“office space”) located in Jiang Bei District Chongqing. The total purchase price committed and paid was RMB 4,025, or approximately $633 based on the exchange rate as of June 30, 2012.  The construction has been completed and the property was handed over to TTCQ during April 2012 and the documentation of the change of title is in process. We rented this property to a third-party during the fourth quarter of fiscal 2012 and generated a rental income of RMB 21, or approximately $3, for the fiscal year 2012.

Our fabrication services segment, SHI International Pte. Ltd (“SHI”), provides fabrication of large and complex offshore structures employed to process oil and gas and for temporary storage of the oil prior to shipment, and related services for the offshore oil and gas industries. This segment suffered continued operating losses since it commenced operation in fiscal year 2009. The scale of this operation is not adequate to cover its fixed costs which mainly consist of yard rental cost and direct labor cost. Subsequent to the year end, management determined to terminate the lease of the its fabrication and, pursuant to the terms of the lease, gave the landlord the notice of termination. Going forward, management intends to outsource fabrication project to a service providers who have the facilities to undertake such projects. In the fourth quarter of fiscal year 2012, management performed an assessment of the carrying value of this operation’s fixed assets.  As we expect very little future cash flow from the assets in this segment, the Company recorded an impairment loss of $216 on these assets based on its examination of future undiscounted cash flows.

Subsequent Event

In October 2012, PT SHI Indonesia a 100% owned subsidiary of SHI International Pte. Ltd. in which Trio-Tech International Pte. Ltd. holds a 55% equity interest, has communicated the notice of termination of the lease of the fabrication yard in Batam Indonesia. Going forward, fabrication projects contracted by SHI International Pte. Ltd. will be subcontracted to service providers who have the facility to undertake such projects.

Fiscal 2012 Highlights (in Thousands)

•	Total revenue decreased by $1,324, or 3.7%, to $34,211 in fiscal 2012 compared to $35,535 in fiscal 2011.
•	Manufacturing segment revenue decreased by $2,537, or 13%, to $16,955 in fiscal 2012 compared to $19,492 in fiscal 2011.
•	Testing services segment revenue decreased by $204, or 1.6%, to $12,922 in fiscal 2012 compared to $13,126 in fiscal 2011.
•	Distribution segment revenue increased by $120, or 12.6%, to $1,075 in fiscal 2012 compared to $955 in fiscal 2011.
•	Real estate segment revenue decreased by $914, or 86.1%, to $148 in fiscal 2012 compared to $1,062 in fiscal 2011.
•	Fabrication services segment revenue increased by $2,211, or 245.7%, to $3,111 in fiscal 2012 compared to $900 in fiscal 2011.
•	Gross profit margins decreased by 10.0% to 13.4% in fiscal 2012 compared to 23.4% in fiscal 2011.
•	General and administrative expenses decreased by $482, or 5.9%, to $7,737 in fiscal 2012 compared to $8,219 in fiscal 2011.
•	Impairment loss increased by $144 to $216 in fiscal 2012 compared to $72 in fiscal 2011.
•	Research and Development expenses increased by $45, or 18%, to $295 in fiscal 2012 from $250 in fiscal 2011.
•	Stock option expense decreased by $426 to $204 in fiscal 2012 as compared to $630 in fiscal 2011.
•	Loss from operations increased by $ 3,714 to $4,300 in fiscal 2012 compared to $586 in fiscal 2011.
•	Losses from continuing operations before income tax increased by $4,298, to $4,425 in fiscal 2012 compared to $127 in fiscal 2011.
•	Total assets increased by $1,694 or 4.7%, to $38,050 as of June 30, 2012 compared to $36,356 as of June 30, 2011.
•	Working capital decreased by $2,060, or 28.4%, to $ 5,196 as of June 30, 2012 compared to $7,256 as of June 30, 2011.

The highlights above are intended to identify some of our most significant events and transactions during our fiscal year 2012. However, these highlights are not intended to be a full discussion of our results for the year.  These highlights should be read in conjunction with the discussion in this Item 7 and with our consolidated financial statements and footnotes accompanying this Annual Report.

General Financial Information

During the fiscal year ended June 30, 2012, total assets increased by $ 1,694 from $36,356 in fiscal 2011 to $38,050 in fiscal 2012. The increase was primarily due to an increase in short term deposits, trade accounts receivables, other receivables, prepaid expenses and investment property which was partially offset by a decrease in cash and cash equivalents, inventory, property, plant and equipment, restricted term deposits and other assets.

Cash and cash equivalents at June 30, 2012 were $1,572, a decrease of $1,539, or 49.5%, compared to a total of $3,111 as of June 30, 2011. The decrease in cash was primarily due to capital expenditure in cash of $1,603 during fiscal year 2012 primarily for the purchase of machinery and equipment for the testing services segment in the Tianjin and Malaysia operation.

Trade accounts receivables at June 30, 2012 were $11,311, representing an increase of $4,499, or 66.0%, compared to $6,812 at June 30, 2011. The increase was attributable to an increase in sales in Singapore operations mainly in the fourth quarter of fiscal 2012 as a result of an increase in sale of equipment and systems used in the testing of semiconductors from one of our major customers. Total sales from all of the segments in fiscal 2012 were $34,211, a decrease of $1,324, or 3.7%, compared to total sales of $35,535 in fiscal 2011. The turnover of accounts receivables was 95 days for fiscal 2012, a decrease of 2 days compared to 97 days for fiscal 2011.

Other receivables at June 30, 2012 were $962, an increase of $653 from $309 at June 30, 2011. Such increase was mainly due to an increase in the goods and services tax (“GST”) refund claimable from Singapore by the Singapore operations in fiscal year 2012 as a result of increased purchases to satisfy the expected orders from our customers.  Singapore’s GST is a broad-based consumption tax levied on import of goods, as well as nearly all supplies of goods and services. GST is refunded for business purchases and expenses. The backlog in our manufacturing segment was $4,321 at June 30, 2012, representing an increase of $2,242 from $2,079 at June 30, 2011. Singapore’s GST is a broad-based consumption tax levied on import of goods, as well as nearly all supplies of goods and services, deferred revenue in the two projects of the fabrication segment in Indonesia and advance payments to suppliers in the Singapore operations.

Inventory in our manufacturing and distribution segments at June 30, 2012 was $2,324, a decrease of $106, or 4.4%, compared to $2,430 at June 30, 2011. The turnover of inventory was 56 days for fiscal 2012, reflecting a decrease of 5 days compared with a turnover rate of 61 days for fiscal 2011. The increase in the inventory turnover rate and the decrease in inventory balance at June 30, 2012 was due to higher usage of inventory to meet the increase in revenue in our manufacturing segment in the third and fourth quarter of fiscal 2012 as compared to the same period of last fiscal year.

Prepaid expenses at June 30, 2012 were $406, an increase of $58 from $348 at June 30, 2011.  The increase was primarily due to increased prepayments to suppliers by our Tianjin operation and Malaysia operation during the normal course of business.

Loan receivables from investment in property development projects at June 30, 2012 were $1,101, an increase of $18 from $1,083 as at June 30, 2011. The increase in loan receivables from property development projects was primarily due to currency translation effect. The loan receivable from property development projects was RMB 5,000 and RMB 2,000, or approximately $787 and $314 based on the exchange rate published by the Monetary Authority of Singapore as of June 30, 2012, from JiaSheng and JiangHuai, respectively. The investment was classified as a loan based on ASC Topic 310-10-25 Receivables.

Investment properties in China at June 30, 2012 were $1,815, an increase of $577, from $1,238 as at June 30, 2011.  The increase was due to a reclassification of balance from long-term deposits to investment account relating to a transfer of property from Fu Li Real Estate to our China subsidiary, Trio Tech Chongqing.

Property, plant and equipment at June 30, 2012 were $13,193, a decrease of $1,758, compared to $14,951 at June 30, 2011. The decrease was mainly due to depreciation charged during fiscal year 2012 during the normal course of business. In addition, there was an impairment loss of $216 arising from our fabrication segment, as discussed in this 10-K report. Depreciation for property, plant and equipment was $2,606 and $2,511 for fiscal years 2012 and 2011, respectively.

Other assets at June 30, 2012 were $776, a decrease of $636, compared to $1,412 as at June 30, 2011. The decrease was mainly due to a decrease in down-payment for fixed assets, which was partially offset by the increase in rental deposit in Singapore operations. An amount of $673 was transferred from down payment to investment property in China and in property, plant and equipment as the assets were put to use during fiscal year 2012.

Restricted cash at June 30, 2012 decreased by $117 to $3,445, compared to $3,562 at June 30, 2011.  The decrease was mainly due to the currency translation effect.

Total liabilities at June 30, 2012 were $17,494, an increase of $6,115, compared to $11,379 at June 30, 2011.

The total of our lines of credit at June 30, 2012 was $3,605, representing an increase of $2,272, compared to $1,333 at June 30, 2011. We increased utilization of the lines of credit in fiscal year 2012 to finance the working capital needs of the Singapore, Indonesia and Tianjin operations. These lines of credit are collateralized by restricted deposits held in a financial institution in Singapore.

Accounts payable at June 30, 2012 was $4,834, an increase of $2,960, compared to $1,874 at June 30, 2011. The increase in accounts payable was due to an increase in material purchases during the fourth quarter of fiscal year 2012 in the Singapore operation as a result of a major order from one of the customers.

Accrued expenses at June 30, 2012 were $3,011, a decrease of $168, compared to $3,179 at June 30, 2011. The decrease in accrued expenses was mainly due to a decrease in provision for bonus as a result of the current year performance. There was no need for additional provision to be made and a decrease in payroll related accruals.

As of June 30, 2012, the outstanding bank loans payable was $4,139, with interest rates ranging from 4.55% to 5.10% per annum compared to the bank loans payable of $2,915 with interest rates of 4.55% per annum as of June 30, 2011. During the second quarter of fiscal 2012 we established a line of credit with a financial institution primarily for the working capital needs of our Singapore operation. These loans were collateralized by property, plant and equipment.

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

The Company’s management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. The Company includes any account balances that are determined to be uncollectible, along with a general reserve, in the overall allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  Based on the information available to management, the Company believed that its allowance for doubtful accounts was adequate as of June 30, 2012.

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

Revenue from product sales is also recorded in accordance with the provisions of ASC Topic 605 (Emerging Issues Task Force (EITF) Statement 00-21), Revenue Arrangements with Multiple Deliverables and Staff Accounting Bulletin (SAB) 104 Revenue Recognition in Financial Statements, which generally require revenue earned on product sales involving multiple-elements to be allocated to each element based on the relative fair values of those elements.  Accordingly, the Company allocates revenue to each element in a multiple-element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold and specifically defined in a quotation or contract.  The Company allocates a portion of the invoice value to products sold and the remaining portion of invoice value to installation work in proportion to the fair value of products sold and installation work to be performed. Training elements are valued based on hourly rates, which the Company charges for these services when sold apart from product sales. The fair value determination of products sold and the installation and training work is also based on our specific historical experience of the relative fair values of the elements if there is no easily observable market price to be considered. In fiscal 2012 and 2011, the installation revenues generated in connection with product sales were immaterial and were included in the product sales revenue line on the consolidated statements of operations.

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

In our business in the future, we may be required to record impairment charges on our long-lived assets. During the fourth quarter of fiscal 2012 and fiscal 2011, we performed an impairment analysis at entity level for long-lived assets and determined that there was $216 and $72 of impairment loss, respectively.

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

Income Tax

We account for income taxes using the liability method in accordance with the provisions of ASC Topic 740, Accounting for Income Taxes. ASC Topic 740 requires an entity to recognize deferred tax liabilities and assets.  Deferred tax assets and liabilities are recognized for the future tax consequence attributable to the difference between the tax bases of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in future years.  Further, the effects of enacted tax laws or rate changes are included as part of deferred tax expenses or benefits in the period that covers the enactment date.  Management believed that it was more likely than not that the future benefits from these timing differences would not be realized.  Accordingly, a full valuation allowance was provided as of June 30, 2012 and 2011.

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

Stock Based Compensation

We adopted the fair value recognition provisions under ASC Topic 718, Share Based Payments, using the modified prospective application method. Under this transition method, compensation cost recognized during the twelve months ended June 30, 2012 included the applicable amounts of: (a) compensation cost of all share-based payments granted prior to, but not yet vested as of, July 1, 2005 (based on the grant-date fair value estimated in accordance with the original provisions of ASC Topic 718 and (b) compensation cost for all share-based payments granted subsequent to June 30, 2005.

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

Recent Accounting Pronouncements

In December 2011, the FASB has issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The amendments are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. Entities will not be required to comply with the presentation requirements in ASU No. 2011-05 that ASU No. 2011-12 is deferring. In order to defer only those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in ASU No. 2011-12 supersede certain pending paragraphs in ASU No. 2011-05. The amendments are being made to allow the FASB time to re-deliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. This update did not have an impact on the Company for presentation of Comprehensive Income commencing with the year ended June 30, 2012.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify how entities test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this update did not have an impact on our results of operations or financial position, as the Company has fully impaired goodwill in prior fiscal years.

Other new pronouncements issued but not yet effective until after June 30, 2012 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

Comparison of Operating Results

The following table presents certain data from the consolidated statements of operations as a percentage of net sales for the fiscal years ended June 30, 2012 and 2011:

	Year Ended June 30,
	2012	2011
Net Sales	100%	100%
Cost of sales	86.6%	76.6%
Gross Margin	13.4%	23.4%
Operating expenses
General and administrative	22.6%	23.1%
Selling	1.9%	1.4%
Research and development	0.9%	0.7%
Impairment loss	0.6%	0.2%
Gain on disposal of PP&E	0.0%	(0.4%)
Total operating expenses	26.0%	25.0%
Loss from Operations	(12.6%)	(1.6%)

Overall Revenue

The overall revenue is composed of the revenues from the manufacturing, testing services, distribution, real estate and fabrication services segments. The following table presents the components of the overall revenue realized in fiscal 2012 and 2011 in percentage format, respectively.

	Year Ended June 30,
	2012	2011
Revenues:
Manufacturing	49.6%	54.9%
Testing	37.8%	36.9%
Distribution	3.1%	2.7%
Real Estate	0.4%	3.0%
Fabrication Services	9.1%	2.5%
Total	100.0%	100.0%

Net sales in fiscal 2012 were $34,211 a decrease of $1,324, or 3.7%, compared to $35,535 in fiscal 2011. The decrease in net sales was primarily due to a decrease in sales from our manufacturing and distribution segments in the first two quarters of fiscal year 2012 as compared to the same period of last fiscal year.

As a percentage of total revenue, the revenue generated by the manufacturing segment in fiscal 2012 accounted for 49.6% of total sales, representing a decrease of 5.3%, compared to 54.9% in fiscal 2011. In terms of dollar amount, the revenue generated by the manufacturing segment in fiscal 2012 was $16,955, reflecting a decrease of $2,537, or 13.0%, compared to $19,492 in fiscal 2011. The decrease in revenue generated by the manufacturing segment is attributable mainly to the decrease in manufacturing revenue from TTI Singapore in the first and second quarter of fiscal year 2012 as compared to the same period of last fiscal year. We believe that this decrease was triggered by the economic slowdown and the demand for our customers’ products which affected sales from the third quarter of fiscal year 2011 and continued until the second quarter of 2012. We believe the economy started to pick up from the third quarter of fiscal year 2012 and in the fourth quarter of fiscal 2012 our manufacturing revenue was $6,972, an increase of $ 4,197 from $2,775 for the same period in the previous fiscal year.

The backlog in the manufacturing segment was $4,321 at June 30, 2012, representing an increase of $2,242 from $2,079 at June 30, 2011. We expect the orders for our products to increase at the beginning of fiscal 2013 based on our belief that the demand for our customers’ products is increasing.

As a percentage of total revenue, the revenue generated by the testing services segment in fiscal 2012 accounted for 37.8% of total sales, an increase of 0.9 % compared to 36.9% in fiscal year 2011. However, in terms of absolute dollar amount, the revenue generated by the testing services segment for fiscal year 2012 was $12,922, reflecting a decrease of $204, or 1.6%, compared to $13,126 for fiscal 2011. The decrease in revenue generated by the testing segment was primarily due to the drop in testing revenue from our Malaysian operations, which was offset by an increase in sales volume in our Tianjin, Suzhou and Singapore operations. It is difficult to accurately forecast fluctuations in the market. We believe it is necessary to maintain testing facilities in close proximity to our customers in order to make it convenient for them to send us their newly manufactured parts for testing and to enable us to maintain a share of the market.

Backlog in the testing services segment at June 30, 2012 was $2,292, an increase of $1,422 compared to $870 at June 30, 2011.  The increase in backlog was mainly from our Malaysia and Tianjin operations. We received orders from one of our major customer as the demand for their products increased.

As a percentage of total revenue, the revenue generated by the distribution segment in fiscal years 2012 and 2011 accounted for 3.1% and 2.7% of total sales, respectively.  In terms of dollar amount, revenue generated by the distribution segment for fiscal year 2012 was $1,075, an increase of $120, or 12.6%, compared to $955 for fiscal year 2011. The increase in revenue was mainly attributable to the increase in revenue from a major customer and a few new customers.

The backlog in the distribution segment at June 30, 2012 was $290, reflecting a decrease of $27, compared to the backlog of $317 at June 30, 2011. The decrease in backlog was mainly due to the orders from our customers which are highly dependent on the demand for the customer’s products. Product volume for the distribution segment depends on sales activities such as placing orders, queries on products and backlog. Equipment and electronic component sales are very competitive, as the products are readily available in the market.

As a percentage of total revenue, the revenue generated by the real estate segment in fiscal year 2012 accounted for 0.4% of total sales, a decrease of 2.6% compared to 3.0% for fiscal year 2011. In terms of dollar value, revenue for fiscal year 2012 was $148, a decrease of $914 compared to $1,062 for fiscal year 2011. This revenue was generated solely by one of our China subsidiaries. The reduction in revenue was due to the loss of rental revenue caused by the disposal of four commercial units in the third quarter of fiscal 2011.

As a percentage of total revenue, the revenue generated by the fabrication services segment in fiscal year 2012 accounted for 9.1% an increase of 6.6% compared to 2.5% for fiscal 2011. In terms of dollar amount, revenue from the fabrication segment for fiscal year 2012 was $3,111, an increase of $2,211, or 245.7%, compared to $900 for fiscal year 2011. The revenue increased significantly due to four major projects carried out in fiscal year 2012 which were of a higher value compared to smaller projects carried out in fiscal 2011.

The backlog in the fabrication services segment at June 30, 2012 was $247, reflecting a decrease of $1,688, compared to a backlog of $1,935 at June 30, 2011. Our Fabrication segment suffered continued operating losses since it commenced operation in fiscal year 2009. Subsequent to the year end, management determined to terminate the lease of the its fabrication and, pursuant to the terms of the lease, gave the landlord the notice of termination. Going forward, management intends to outsource fabrication project to a service providers who have the facilities to undertake such projects. Management expects to achieve the benefits of operating with lower fixed costs.

Overall Gross Margin

Overall gross margin as a percentage of revenue was 13.4% in fiscal 2012, a decrease of 10% compared to 23.4% in fiscal 2011. The decrease in gross margin as a percentage of revenue was due to a decrease in gross margin mainly in the testing service and real estate segments, which was partially offset by the decrease in gross losses in the fabrication segments. In terms of dollar value, the overall gross profit for fiscal 2012 was $4,585, a decrease of $3,734, or 44.9%, compared to $8,319 for fiscal 2011.

The gross profit margin as a percentage of revenue in the manufacturing segment was 15.8% in fiscal 2012, an increase of 2.0% compared to 13.8% in fiscal 2011. As our manufacturing volume increased, the utilization of our manufacturing facilities in fiscal year 2012 compared with the prior year was higher, so the fixed costs were spread over the increased output, which caused the improvement in profit margin. In terms of dollar amount, gross profits for the manufacturing segment in fiscal 2012 were $2,674, a decrease of $17, or 0.6%, compared to $2,691 in fiscal 2011.

The gross profit margin as a percentage of revenue in the testing services segment was 17.5% in fiscal 2012, a decrease of 19.0% compared to 36.5% in fiscal 2011. In terms of dollar amounts, gross profit in the testing services segment in fiscal 2012 was $2,263, a decrease of $2,524, or 52.7%, compared to $4,787 in fiscal 2011. The decrease in gross profit margin was primarily due to a decrease in testing volume, which resulted in under utilization of our facilities. Significant portions of our operating costs are fixed in the testing services segment, thus as service demands drop and factory utilization decreases, the fixed costs are spread over the decreased output, which reduces the absolute dollar value of profit margin.

The gross margin as a percentage of revenue in the distribution segment was 15.3% in fiscal 2012, a decrease of 7.1% compared to 22.4% in fiscal 2011. In terms of dollar amount, gross profit in the distribution segment was $164 in fiscal 2012, a decrease of $50 compared to $214 in fiscal 2011. This decrease was mainly due to a decrease in revenue especially in the area of customized technical support and component sales to our customers, which generates a higher margin compared to other products produced by other manufactures. The gross margin of the distribution segment was not only affected by the market price of our products, but also our product mix, which changes frequently as a result of changes in market demand.

The gross margin as a percentage of revenue in the real estate segment was 25.7% in fiscal 2012, a decrease of 56.1% compared to 81.8% in fiscal 2011. In absolute dollar amount, gross profit in the real estate segment was $38 in fiscal 2012, a decrease of $831, or 95.6%, compared to $869 in fiscal 2011. The decrease in the gross profit margin as a percentage of revenue in the real estate segment was due to the absence of investment income in fiscal 2012, since the property development project was completed in fiscal 2011 and there was lower rental income in fiscal 2012 due to the disposal of rental property investment in fiscal year 2011, as mentioned previously,

The gross margin as a percentage of revenue in the fabrication services segment was negative 17.8% in fiscal 2012, an improvement of 9.1% compared to negative 26.9 % in fiscal 2011. In absolute dollar amount, gross loss in the fabrication services segment in fiscal 2012 was $554, an increase of $312, compared to $242 in fiscal 2011, mainly due to the increase in cost of the fabrication projects and impairment of fixed assets amounting to $216. The cost of sales of this operation mainly consisted of rental expenses of the yard, depreciation expenses, material cost and direct labor cost of fabrication projects. With the increase in revenue, the gross loss decreased as the fixed costs were absorbed by the increased revenue.

Operating Expenses

Operating expenses for the fiscal years ended June 30, 2012 and 2011 were as follows:

	Year Ended June 30,
(In Thousands)	2012	2011
General and administrative	$7,737	$8,219
Selling	633	511
Research and development	295	250
Impairment loss	216	72
Gain (loss) on disposal of PP&E	4	(147)
Total operating expenses	$8,885	$8,905

General and administrative expenses decreased by $482, or 5.9%, from $8,219 in fiscal 2011 as compared to $7,737 in fiscal year 2012. The decrease in general and administrative expenses was mainly due to the decrease in payroll related expenses in the Singapore operation as a result of reduction in headcount.

Selling expenses increased by $122, or 23.9%, to $633 in fiscal year 2012 from $511 in fiscal 2011, mainly due to an increase in travel expenses in the testing services segment in an effort to increase sales.

Research and development increased by $45, or 18.0%, from $250 for fiscal year 2011 to $295 for fiscal year 2012, mainly due to the increase in researching and developing efforts in the Singapore manufacturing operations.

Impairment loss increased by $144, or 200%, to $216 in fiscal 2012 from $72 in fiscal 2011. We performed an assessment of the carrying value of our property, plant and equipment balance during the fourth quarter of fiscal year 2012. As we expect very little future cash flows from the assets in the fabrication services segment, the Company recorded an impairment loss of $216 on these assets based on its examination of future undiscounted cash flows. The impairment loss of $72 in fiscal year 2011 was for one intangible asset, the Welder Performance Qualification Test (“WPQT”), for the fabrication services segment in the Indonesia operations. The WPQT is related to the qualification required for certain fabrication jobs.  With the new project secured in June 2011, the operation management team assessed the existing WPQT during the fourth quarter when the new projects were received and, in accordance with ASC Topic 350, Intangibles-Goodwill and Other, and concluded the WPQT is not the most up to date qualification that meets the requirement of the specific project, and no future cash flow will be generated by this intangible asset.  Therefore, the WPQT was fully impaired in the fourth quarter of fiscal 2011.

Loss from Operations

Loss from operations increased by $3,714 to $4,300 in fiscal 2012 compared to $586 in fiscal 2011, mainly due to a decrease in revenue and gross margin, which was partially offset by a decrease in operating expenses, as previously discussed.

Interest Expenses

The interest expenses for fiscal years 2012 and 2011 were as follows:

	Year Ended June 30,
(In Thousands)	2012	2011
Interest expenses	$301	$243

Interest expenses increased by $58, or 23.9%, to $301 in fiscal year 2012 from $243 in fiscal 2011. The increase in interest expenses was mainly due to an increase in capital leases for machinery and equipment in the Malaysia operation and increased utilization of the line of credit for working capital needs by the Singapore operations.

Other Income, Net

Other income, net for fiscal years 2012 and 2011 was as follows:

	Year Ended June 30,
(In Thousands)	2012	2011
Interest income	$291	$187
Other rental income	39	51
Exchange (loss) gain	(431)	83
Other miscellaneous income	277	381

Total	$176	$702

The other miscellaneous income of $277 as at June 30, 2012 mainly included an allowance for obsolete stocks amounting to $32 charged to statement of comprehensive income in fiscal year 2011 which has been utilized during fiscal year 2012 and hence was classified under other income, an amount of $38 charged to a customer for the usage of utility as a one-time order and hence classified as other income, an amount of $79 received for the disposal of the option to purchase 15% of the investment in the joint venture and disposal of scrap amounted to $19 was classified as other incomes . The other miscellaneous income of $381 as at June 30, 2011 included reversal of contingent liability of $111 relating to the termination of a performance bond securing a contract, which bond is no longer required as the contract has been fulfilled, an allowance for stock obsolescence amounting to $110 charged to statement of comprehensive income in fiscal year 2010 which was utilized during fiscal year 2011 and hence was classified under other income, and an amount of $80 charged to a customer for the usage of utility as a one-time order and hence classified as other income. Interest income included approximately $291 for fiscal 2012 as compared to $170 in fiscal 2011, which represented the income from investment, which was reclassified as a loan receivable based on ASC Topic 325.

Income Tax

Income tax benefit for fiscal year 2012 was $65, a decrease of $260 compared to income tax expense of $195 for fiscal 2011. The decrease in income tax expenses was mainly due to a decrease in deferred tax liability as a result of the disposal of certain idle fixed assets for the Singapore operations. It was partially offset by an increase in tax expenses in the Chongqing operation as a result of an increase in net income from our real estate segment.

As at June 30, 2012, we had net operating expense loss carry forwards of approximately $443 and $1,005 for federal and state tax purposes, respectively, expiring through 2022. We also had tax credit carry forwards of approximately $834 for federal income tax purposes, expiring through 2032. We are uncertain whether these tax benefits will be realized. Accordingly, no impact of this tax position was recognized in the statement of operations for fiscal 2012. We did not include any potential income tax position in federal and state income tax returns currently filed.

Loss from Discontinued Operations

Loss from discontinued operations was $4 in both fiscal 2012 and 2011.

Non-controlling Interest

As of June 30, 2012, we held a 55% interest in Trio-Tech (Malaysia) Sdn. Bhd., Trio-Tech (Kuala Lumpur) Sdn. Bhd., SHI International Pte. Ltd., Singapore, PTSHI Indonesia, SHI Singapore. The non-controlling interest in the net loss for fiscal 2012 was $1,271, an increase of $1,624 compared to the non-controlling interest in the net income of $353 for fiscal 2011. The increase in the non-controlling interest in the net loss of the subsidiaries was attributable to the loss generated by the Malaysia operation and an increase in loss generated by the Indonesia operation, as compared to last fiscal year. SHI International Pte. Ltd., Singapore is an investment holding company of PT SHI Indonesia.

Net Loss

Net loss for fiscal 2012 was $3,104, an increase of $2,416 compared to $688 for fiscal 2011. The increase in net loss was mainly due to a decrease in revenue and gross margin, as previously discussed.

Loss per Share

Basic and diluted loss per share from continuing operations for fiscal 2012 increased by $0.73 to $0.94 from basic and diluted loss per share from continuing operations of $0.21 in the prior year.

Basic and diluted loss per share from discontinued operations for fiscal 2012 and fiscal 2011 was nil.

Segment Information

The revenue, gross margin and income (loss) from each segment for fiscal 2012 and fiscal 2011 are presented below.  As the segment revenue and gross margin for each segment have been discussed in the previous section, only the comparison of income (loss) from operations is discussed below.

Manufacturing Segment

The revenue, gross margin and loss from operations for the manufacturing segment for fiscal years 2012 and 2011 were as follows:

	Year Ended June 30,
(In Thousands)	2012	2011

Revenue	$16,955	$19,492
Gross margin	15.8%	13.8%
Loss from operations	$(390)	$(953)

Loss from operations in the manufacturing segment decreased by $563 to $390 in fiscal 2012 from $953 in fiscal 2011. The decrease in operating loss was attributable to a decrease in gross loss of $18 and a decrease in operating expenses of $580. Operating expenses for the manufacturing segment were $3,064 and $3,644 for fiscal years 2012 and 2011, respectively. The decrease in operating expense was mainly due to a decrease in headcount and the related payroll expenses and lower material costs.

Testing Services Segment

The revenue, gross margin and (loss) income from operations for the testing services segment for fiscal years 2012 and 2011 were as follows:

	Year End June 30,
(In Thousands)	2012	2011

Revenue	$12,922	$13,126
Gross margin	17.5%	36.5%
(Loss) / Income from operations	$(1,664)	$978

Loss from operations in the testing services segment in fiscal 2012 was $1,664 compared to income of $978 in fiscal 2011. The operating loss was attributable to a lower sales volume in one of our testing operations resulting in the decrease in gross profits of $2,523 and an increase in operating expenses of $118. Operating expenses were $3,927 and $3,809 for fiscal years 2012 and 2011, respectively. The increase in operating expenses was mainly due to an increase in equipment and machinery maintenance fees and travel expenses in the Tianjin testing operations, which commenced operation in the third quarter of fiscal year 2011.

Distribution Segment

The revenue, gross margin and income from operations for the distribution segment for fiscal years 2012 and 2011 were as follows:

	Year Ended June 30,
(In Thousands)	2012	2011
Revenue	$1,075	$955
Gross margin	15.3%	22.4%
Income from operations	$89	$138

Income from operations in the distribution segment decreased by $49 to $89 in fiscal 2012, compared to $138 in fiscal 2011. The decrease in operating income was mainly due to a decrease in gross margin of $50, which was caused by a change in the product mix year over year. The operating expenses were $75 in fiscal 2012 as compared to $76 in fiscal 2011.

Real Estate

The revenue, gross margin and (loss) income from operations for the real estate segment for fiscal years 2012 and 2011 were as follows:

	Year Ended June 30,
(In Thousands)	2012	2011

Revenue	$1488	$1,062
Gross margin	25.7%	81.8%
(Loss) / Income from operations	$(129)	$761

Loss from operations in the real estate segment was $129 in fiscal 2012, compared to an income of $761 in fiscal 2011. In the absence of the investment income in fiscal 2012 which was in existence in fiscal 2011 and due to the disposal of certain property in China which generated rental income in fiscal 2011, the revenue from the real estate segment was lower in fiscal 2012. The operating loss was attributable to a decrease in gross profits of $831 and an increase in operating expenses of $59. Operating expenses were $167 for fiscal 2012 compared to $108 for fiscal 2011. In the fiscal 2011 the operating expenses were lower due to a disposal gain of four commercial units amounting to $153 and due to less frequent travel in fiscal 2012 as the investment in the joint venture was treated as a passive investment and did not require constant traveling to China.

Fabrication Services

The revenue, gross margin and loss from operations for the fabrication services segment for fiscal years 2012 and 2011 were as follows:

	Year Ended June 30,
(In Thousands)	2012		2011
Revenue	$3,111		$900
Gross margin	(17.8%	)	(26.9%	)
Loss from operations	$(1,704)		$(987)

Loss from operations in the fabrication services segment increased by $717 to $1,704 in fiscal 2012, as compared to $987 in fiscal 2011. The increase in operating loss was attributable to an increase in gross loss of $312 and an increase in operating expenses of $405. Operating expenses were $1,150 in fiscal 2012 as compared to $745 in fiscal 2011. The increase in the operating expense was mainly because of the increase in the scale of operations and an increase in impairment expenses of $144 in fiscal year 2012 as compared to fiscal year 2011. As this segment suffered continued operating losses since it commenced operation in fiscal year 2009, subsequent to the year end, management determined to terminate the lease of the its fabrication yard and, pursuant to the terms of the lease, gave the landlord the notice of termination. Going forward, management intends to outsource fabrication project to a service providers who have the facilities to undertake such projects.  Management expects to achieve the benefits of operating with lower fixed costs.

Corporate

The following table presents the loss from operations for Corporate for fiscal years 2012 and 2011, respectively:

	Year Ended June 30,
(In Thousands)	2012	2011

Loss from operations	$(502)	$(523)

Corporate operating loss decreased by $21 to $502 in fiscal 2012, as compared to $523 in fiscal 2011. The decrease in operating loss was mainly due to the lower stock option expenses for fiscal year 2012 of $ 204 as compared to $630 for last fiscal year, resulting in a decrease of $ 426, which was offset by a decrease in recharge of corporate expenses allocated to subsidiaries. Corporate expenses are recharged based on revenues generated by the subsidiaries, and because the revenue generated by the subsidiaries was lower for fiscal year 2012 as compared to the same period of last fiscal year, the corporate expenses allocated to subsidiaries were lower.

Liquidity

The Company’s core businesses, testing services, manufacturing and distribution, operate in a volatile industry, whereby its average selling prices and product costs are influenced by competitive factors. These factors create pressures on sales, costs, earnings and cash flows, which impact liquidity.

Net cash used by operating activities during fiscal 2012 was $3,660, an increase of $8,211 from cash provided in operating activities of $4,551 in fiscal 2011. The increase in net cash usage by operating activities for fiscal year 2012 was primarily due to an increase in net loss of $4,040. In addition, there was a cash outflow of $12,320 from change in account receivables and other receivables in fiscal year 2012 as compared to fiscal year 2011, which was partially offset by an increase in cash inflow of $10,224 from changes in accounts payable and accrued expenses in fiscal 2012 as compared to fiscal 2011. Due to the increase in revenue in the fourth quarter of 2012, trade receivables increased as most of which are not yet due for collection, resulting in higher cash outflow from the change in account receivables. .

Net cash used in investing activities was $1,614 in fiscal year 2012, a decrease of $1,394, compared to $3,008 for fiscal 2011. The decrease in net cash used in investing activities was mainly due to a decrease of $2,393 in capital expenditure. The capital expenditure in cash was $1,603 and $3,996 for fiscal year 2012 and fiscal year 2011, respectively. The capital expenditure in fiscal 2012 was primarily for the purchase of machinery and equipment for the testing services segment in the Tianjin and Malaysia operations, whereas the capital expenditure in fiscal 2011 was primarily for the Tianjin operation, which started operation in the third quarter of fiscal 2011.

Net cash provided by financing activities for fiscal year 2012 was $3,692, representing an increase of $5,123 compared to the net cash used by financing activities of $1,431 for fiscal 2011. Our Singapore operation had cash inflows from lines of credit of $2,492 and proceeds from a bank loan of $2,081 of which the short-term loan of $881 was repaid during the first quarter of fiscal 2012.

We believe our liquidity position was able to sustain the operating activities with less cash used in investing and financing activities.

Capital Resources

Our working capital (defined as current assets minus current liabilities) has historically been generated primarily from the following sources: operating cash flow, availability under our revolving line of credit and short-term loans. The working capital was $5,196 as of June 30, 2012, representing a decrease of $2,060, or 28.4%, compared to working capital of $7,256 as of June 30, 2011. The decrease was mainly due to a decrease in cash and cash equivalents and an increase in line of credit and accounts payable, which was partially offset by an increase in trade accounts receivables and other receivables, as discussed above.

The majority of our capital expenditures are based on demands from our customers, as we are operating in a capital intensive industry. Our capital expenditures were $1,603 and $3,996 for fiscal 2012 and fiscal 2011 respectively. The decrease in capital expenditure was mainly due to the completion of construction of our Tianjin facility, which commenced operation in the third quarter of fiscal year 2011.

Our credit rating provides us with ready and adequate access to funds in the global market. At June 30, 2012, we had available unused lines of credit totaling $3,068.

Entity with	Type of	Interest	Expiration	Credit	Unused
Facility	Facility	Rate	Date	Limitation	Credit
Trio-Tech Singapore	Line of credit	with interest rates ranging from 1.77% to 6.04%	--	6,673	3,068
Total				$6,673	$3,068

We believe that projected cash flow from operations, borrowing availability under our revolving lines of credit, cash on hand, and trade credit will provide the necessary capital to meet our projected cash requirements for at least the next 12 months. Should we find attractive capital investment, we may seek additional debt or equity financing in order to fund the transaction, in the form of bank financing, convertible debt, or the issuance of Common Stock.

Corporate Guarantee Arrangement

We did not provide any corporate guarantee during fiscal 2012 or fiscal 2011.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this item is included in the Company's consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer (the principal executive and principal financial officers, respectively, of the Company) of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2012, the end of the period covered by this Form 10-K.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012.

Additionally, management has the responsibility for establishing and maintaining adequate internal control over financial reporting for the Company and thus also assessed the effectiveness of our internal controls over financial reporting as of June 30, 2012.  Management used the framework set forth in the report entitled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting.

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

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal controls over financial reporting were effective as of June 30, 2012.

ITEM 9B – OTHER INFORMATION

None.

PART III

The information required by Items 10 through 14 of Part III of this Form 10-K (information regarding our directors and executive officers, executive compensation, security ownership of certain beneficial owners, management, related stockholder matters, and certain relationships and related transactions and principal accountant fees and services, respectively) is hereby incorporated by reference from the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2012.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1 and 2)                      FINANCIAL STATEMENTS AND SCHEDULES:

The following financial statements, including notes thereto and the independent auditors' report with respect thereto, are filed as part of this Annual Report on Form 10-K, starting on page F-1 hereof:

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

10.79
Sales and purchase agreement, dated January 8, 2009, between Trio-Tech (Malaysia) Co., Ltd. and TS Matrix Properties Sdn, Bhd. for a building located in Selangor, Malaysia. [Incorporated by reference to Exhibit 10.79 to the Registrant’s Annual Report on Form 10-K for June 30, 2011.]

10.80
Joint venture agreement, dated December 1, 2010 between Trio-Tech (Chongqing) Co. Ltd. and JiaSheng Property Development Co., Ltd. to incorporate Chong Qing Jun Zhou Zhi Ye Co. Ltd.  [Incorporated by reference to Exhibit 10.80 to the Registrant’s Annual Report on Form 10-K for June 30, 2011.]

10.81
Sales and purchase agreement, dated June 17, 2011, between Trio-Tech (Malaysia) Co., Ltd. and Aaeon Technology (M) Sdn, Bhd. for a building located in Penang, Malaysia. [Incorporated by reference to Exhibit 10.81 to the Registrant’s Annual Report on Form 10-K for June 30, 2011.]

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
Trio-Tech (Shanghai) Co., Ltd., a China Corporation
Trio-Tech (ChongQing) Co. Ltd., (100% owned by Trio-Tech International Pte. Ltd., a Singapore Corporation)
SHI International Pte. Ltd, a Singapore Corporation (55%owned Trio-Tech International Pte. Ltd., a Singapore Corporation)
PT SHI Indonesia, an Indonesia Corporation (100% owned by SHI International Pte. Ltd., a Singapore Corporation)
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

TRIO-TECH INTERNATIONAL

By: /s/ Victor H.M. Ting
VICTOR H.M. TING Vice President and Chief Financial Officer Date: October 9, 2012

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

/s/ A. Charles Wilson
A. Charles Wilson, Director
Chairman of the Board
October 9, 2012

/s/ S.W. Yong
S.W. Yong, Director
President, Chief Executive Officer
(Principal Executive Officer)
October 9, 2012

/s/ Victor H.M. Ting
Victor H.M. Ting
Vice President, Chief Financial Officer
(Principal Financial Officer)
October 9, 2012

/s/ Jason T. Adelman
Jason T. Adelman, Director
October 9, 2012

/s/ Richard M. Horowitz
Richard M. Horowitz, Director
October 9, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Trio-Tech International
Van Nuys, California

We have audited the accompanying consolidated balance sheets of Trio-Tech International and Subsidiaries (the “Company”) as of June 30, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, shareholders' equity and cash flows for the years ended June 30, 2012 and 2011. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trio-Tech International and Subsidiaries at June 30, 2012 and 2011 and the results of their operations and their cash flows for the years ended June 30, 2012 and 2011 in conformity with U.S. generally accepted accounting principles.

/s/ Mazars LLP
Mazars LLP
PUBLIC ACCOUNTANTS  AND
CERTIFIED PUBLIC ACCOUNTANTS

Singapore
October 9, 2012

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT NUMBER OF SHARES)
	June 30, 2012	June 30, 2011
ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$1,572	$3,111
Short-term deposits	250	199
Trade accounts receivable, less allowance for doubtful accounts of $122 and $69	11,311	6,812
Other receivables	962	309
Loan receivable from property development projects	1,101	1,083
Inventories, less provision for obsolete inventory of $884 and $937	2,324	2,430
Prepaid expenses and other current assets	406	348
Assets held for sale	130	137
Total current assets	18,056	14,429

INVESTMENTS	765	764
INVESTMENT PROPERTY IN CHINA, Net	1,815	1,238
PROPERTY, PLANT AND EQUIPMENT, Net	13,193	14,951
OTHER ASSETS	776	1,412
RESTRICTED TERM DEPOSITS	3,445	3,562
TOTAL ASSETS	$38,050	$36,356

LIABILITIES
CURRENT LIABILITIES:
Lines of credit	$3,605	$1,333
Accounts payable	4,834	1,874
Accrued expenses	3,011	3,179
Income taxes payable	469	492
Current portion of bank loans payable	766	147
Current portion of capital leases	175	148
Total current liabilities	12,860	7,173

BANK LOANS PAYABLE, net of current portion	3,373	2,768
CAPITAL LEASES, net of current portion	221	271
DEFERRED TAX LIABILITIES	497	677
OTHER NON-CURRENT LIABILITIES	543	490
TOTAL LIABILITIES	$17,494	$11,379
COMMITMENT AND CONTINGENCIES	--	--

EQUITY
TRIO-TECH INTERNATIONAL’S SHAREHOLDERS' EQUITY:
Common Stock, no par value, 15,000,000 shares authorized; 3,321,555 shares issued and outstanding as at June 30, 2012 and June 30, 2011.	$10,531	$10,531
Paid-in capital	2,431	2,227
Accumulated retained earnings	2,687	5,791
Accumulated other comprehensive gain-translation adjustments	3,187	3,459
Total Trio-Tech International shareholders' equity	18,836	22,008
NON-CONTROLLING INTEREST	1,720	2,969
TOTAL EQUITY	$20,556	$24,977
TOTAL LIABILITIES AND EQUITY	$38,050	$36,356

See accompanying notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT EARNINGS PER SHARE)	Year Ended June 30,
	2012	2011
Revenue
Products	$18,030	$20,447
Testing services	12,922	13,126
Fabrication services	3,111	900
Others	148	1,062
	34,211	35,535
Cost of Sales
Cost of products sold	15,192	17,542
Cost of testing services rendered	10,659	8,339
Cost of fabrication services rendered	3,665	1,142
Others	110	193
	29,626	27,216

Gross Margin	4,585	8,319

Operating Expenses / (Gains):
General and administrative	7,737	8,219
Selling	633	511
Research and development	295	250
Impairment loss	216	72
Loss / (Gain) on disposal of property, plant and equipment	4	(147)
Total operating expenses	8,885	8,905

Loss from Operations	(4,300)	(586)

Other (Expenses) / Income
Interest expense	(301)	(243)
Other income, net	176	702
Total other (expenses) / income	(125)	459

Loss from Continuing Operations before Income Taxes	(4,425)	(127)

Income Tax (Benefit) / Expense	(65)	195

Loss from Continuing Operations before Non-controlling Interest, net of tax	(4,360)	(322)

Other Operating Activities
Equity in loss of unconsolidated joint venture, net of tax	(11)	(9)

Discontinued Operations (Note 21)
Loss from discontinued operations, net of tax	(4)	(4)
NET LOSS	(4,375)	(335)

Less: net (loss) / income attributable to the non-controlling interest	(1,271)	353
Net Loss Attributable to Trio-Tech International Common Shareholders	(3,104)	(688)

Amounts Attributable to Trio-Tech International Common Shareholders:
Loss from continuing operations, net of tax	(3,100)	(684)
Loss from discontinued operations, net of tax	(4)	(4)
Net Loss Attributable to Trio-Tech International Common Shareholders	(3,104)	(688)

Comprehensive (Loss) / Income Attributable to Trio-Tech International Common Shareholders:

Net loss	(4,375)	(335)
Foreign currency translation, net of tax	(250)	1,448
Comprehensive (Loss) / Income	(4,625)	1,113
Less: Comprehensive (loss) / income attributable to the non-controlling interest	(1,249)	160
Comprehensive (Loss) / Income Attributable to Trio-Tech International Common Shareholders	(3,376)	953

Basic and Diluted Loss per Share:
Basic and diluted loss per share from continuing operations attributable to Trio-Tech International	(0.94)	(0.21)
Basic and diluted loss per share from discontinued operations attributable to Trio-Tech International	(0.00)	(0.00)
Basic and Diluted Loss per Share from Net Loss Attributable to Trio-Tech International	(0.94)	(0.21)
Weighted average number of common shares outstanding
Basic	3,288	3,288
Dilutive effect of stock options	--	--
Number of shares used to compute earnings per share -- diluted	3,288	3,288

See accompanying notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (IN THOUSANDS)

	Common Stock		Additional Paid-in	Accumulated Retained	Accumulated Other Comprehensive	Non- Controlling
	Shares	Amount	Capital	Earnings	Income	Interest	Total

Balance at June 30, 2010	3,227	$10,365	$1,597	$6,486	$1,818	$2,809	$23,075
Cash received from stock options exercised	95	166	-	-	-	-	166
Stock option expenses	-	-	630	-	-	-	630
Net (loss)/income	-	-	-	(688)	-	353	(335)
Translation adjustment	-	-	-	-	1,641	(193)	1,448
Dividend	-	-	-	(7)	-	-	(7)
Balance at June 30, 2011	3,322	10,531	2,227	5,791	3,459	2,969	24,977

Cash received from stock options exercised	-	-	-	-	-	-	-
Stock option expenses	-	-	204	-	-	-	204
Net loss	-	-	-	(3,104)	-	(1,271)	(4,375)
Translation adjustment	-	-	-	-	(272)	22	(250)
Dividend	-	-	-	-	-	-	-
Balance at June 30, 2012	3,322	$10,531	$2,431	$2,687	$3,187	$1,720	$20,556

See accompanying notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (IN THOUSANDS)

	Year Ended June 30
	2012	2011
Cash Flow from Operating Activities
Net loss	$(4,375)	$(335)
Adjustments to reconcile net loss to net cash flow provided by operating activities
Depreciation and amortization	2,683	2,617
Bad debt expense, net	113	78
Inventory provision	(28)	(58)
Warranty ( recovery)/provision, net	32	(93)
Accrued interest expense, net of interest income	198	43
Impairment loss	216	72
Loss/(Gain) on sale of property-continued operations	4	(147)
Stock compensation	204	630
Deferred tax provision	(152)	(235)
Loss in equity of unconsolidated JV	11	9
Changes in operating assets and liabilities, net of acquisition effects
Accounts receivables	(4,798)	6,392
Other receivables	(596)	534
Other assets	-	(2)
Inventories	59	1,400
Prepaid expenses and other current assets	(76)	(12)
Investment in property development	-	908
Accounts payable and accrued liabilities	2,862	(7,362)
Income tax payable	(17)	112
Other payable	-	--
Net cash provided by (used in) operating activities	(3,660)	4,551

Cash Flow from Investing Activities
(Repayment)/Proceeds from unrestricted and restricted term deposits, net	(18)	1,696
Proceeds from investment property in China	-	1,032
Return of Investment in property development project, net	-	-
Loan to property development projects	-	(1,055)
Investment in unconsolidated joint venture	-	(752)
Additions to property, plant and equipment	(1,603)	(3,996)
Investments in restricted & un-restricted deposits	-	-
Proceeds from disposal of property, plant and equipment	7	67
Net cash used in investing activities	(1,614)	(3,008)

Cash Flow from Financing Activities
Borrowings / (repayment) on lines of credit, net	2,492	(1,534)
Borrowings / (repayment) of bank loans and capital leases, net	1,200	(63)
Proceeds from stock options exercised	-	166
Net cash (used in) provided by financing activities	3,692	(1,431)

Effect of Changes in Exchange Rate	43	(245)

NET DECREASE IN CASH	(1,539)	(133)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,111	3,244
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,572	$3,111

Supplementary Information of Cash Flows
Cash paid / (refund) during the period for:
Interest	$181	$13
Income taxes	$75	$(399)

Non-Cash Transactions
Capital lease of property, plant and equipment	$146	$181

See accompanying notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2012 AND 2011
(IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Basis of Presentation and Principles of Consolidation - Trio-Tech International (“the Company” or “TTI” hereafter) was incorporated in fiscal 1958 under the laws of the State of California.  TTI provides third-party semiconductor testing and burn-in services primarily through its laboratories in Asia. In addition, TTI operates testing facilities in the United States. The Company also designs, develops, manufactures and markets a broad range of equipment and systems used in the manufacturing and testing of semiconductor devices and electronic components. TTI conducts business in five business segments: Manufacturing, Distribution, Testing Services, Fabrication Services and Real Estate.  TTI has subsidiaries in the U.S., Singapore, Malaysia, Thailand, China and Indonesia as follows:

	Ownership	Location

Express Test Corporation (Dormant)	100%	Van Nuys, California
Trio-Tech Reliability Services (Dormant)	100%	Van Nuys, California
KTS Incorporated, dba Universal Systems (Dormant)	100%	Van Nuys, California
European Electronic Test Centre (Operation ceased on November 1, 2005)	100%	Dublin, Ireland
Trio-Tech International Pte. Ltd.	100%	Singapore
Universal (Far East) Pte. Ltd. *	100%	Singapore
Trio-Tech International (Thailand) Co. Ltd.*	100%	Bangkok, Thailand
Trio-Tech (Bangkok) Co. Ltd. (49% owned by Trio-Tech International Pte. Ltd. and 51% owned by Trio-Tech International (Thailand) Co. Ltd.)	100%	Bangkok, Thailand
Trio-Tech (Malaysia) Sdn. Bhd. (55% owned by Trio-Tech International Pte. Ltd.)	55%	Penang and Selangor, Malaysia
Trio-Tech (Kuala Lumpur) Sdn. Bhd. (100% owned by Trio-Tech Malaysia Sdn. Bhd.)	55%	Selangor, Malaysia
Prestal Enterprise Sdn. Bhd. (76% owned by Trio-Tech International Pte. Ltd.)	76%	Selangor, Malaysia
Trio-Tech (Suzhou) Co. Ltd. *	100%	Suzhou, China
Trio-Tech (Shanghai) Co. Ltd. * (Dormant) (Operation ceased on January 1, 2010)	100%	Shanghai, China
Trio-Tech (Chongqing) Co. Ltd. *	100%	Chongqing, China
SHI International Pte. Ltd. (55% owned by Trio-Tech International Pte. Ltd.)	55%	Singapore
PT SHI Indonesia (100% owned by SHI International Pte. Ltd)	55%	Batam, Indonesia
Trio-Tech (Tianjin) Co. Ltd. *	100%	Tianjin, China

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

Liquidity - The Company incurred a net loss of $3,104 and $688 for fiscal years 2012 and 2011, respectively.

The Company’s core businesses, manufacturing and distribution and testing services, operate in a volatile industry, whereby its average selling prices and product costs are influenced by competitive factors. These factors create pressures on sales, costs, earnings and cash flows, which will impact liquidity.

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

Revenue from product sales is also recorded in accordance with the provisions of ASC Topic 605 (Emerging Issues Task Force (EITF) Statement 00-21) Revenue Arrangements with Multiple Deliverables and Staff Accounting Bulletin (SAB) 104 Revenue Recognition in Financial Statements, which generally require revenue earned on product sales involving multiple-elements to be allocated to each element based on the relative fair values of those elements.  Accordingly, the Company allocates revenue to each element in a multiple-element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold and specifically defined in a quotation or contract.  The Company allocates a portion of the invoice value to products sold and the remaining portion of invoice value to installation work in proportion to the fair value of products sold and installation work to be performed.  Training elements are valued based on hourly rates, which the Company charges for these services when sold apart from product sales.  The fair value determination of products sold and the installation and training work is also based on our specific historical experience of the relative fair values of the elements if there is no easily observable market price to be considered. In fiscal years 2012 and 2011, the installation revenues generated in connection with product sales were immaterial and were included in the product sales revenue line on the consolidated statements of operations.

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

The Company’s management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. The Company includes any account balances that are determined to be uncollectible, along with a general reserve, in the overall allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  Based on the information available to management, the Company believed that its allowance for doubtful accounts was adequate as of June 30, 2012 and 2011.

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

Short Term Deposits — Term deposits consist of bank balances and interest bearing deposits having maturity of 1 to 12 months.  As of June 30, 2012, the Company held approximately $3,150 of restricted term deposits in the Company’s 100% owned Trio-Tech International Pte. Ltd., which were denominated in Singapore currency and $295 of restricted term deposits in the Company’s 55% owned Malaysian subsidiary, which were denominated in the currency of Malaysia. As of June 30, 2012, the Company held approximately $150 of unrestricted term deposits in the Company’s 100% owned Singapore subsidiary, which were denominated in the currency of Singapore dollars, and approximately $100 in the Company’s 100% owned Thailand subsidiary, which were denominated in the currency of Thai baht. As of June 30, 2011, the Company held approximately $3,259 of restricted term deposits in the Company’s 100% owned Trio-Tech International Pte. Ltd., which were denominated in Singapore currency and $303 of restricted term deposits in the Company’s 55% owned Malaysian subsidiary, which were denominated in the currency of Malaysia. As of June 30, 2011, the Company held approximately $199 of unrestricted term deposits in the Company’s 100% owned Thailand subsidiary, which were denominated in the currency of Thai baht.

Inventories — Inventories in the Company’s manufacturing and distribution segments consisting principally of raw materials, works in progress, and finished goods which are stated at the lower of cost, using the first-in, first-out (FIFO) method, or market value.  The semiconductor industry is characterized by rapid technological change, short-term customer commitments and rapid changes in demand.  Provisions for estimated excess and obsolete inventory are based on our regular reviews of inventory quantities on hand and the latest forecasts of product demand and production requirements from our customers.  Inventories are written down for not saleable, excess or obsolete raw materials, works-in-process and finished goods by charging such write-downs to cost of sales. In addition to write-downs based on newly introduced parts, statistics and judgments are used for assessing provisions of the remaining inventory based on salability and obsolescence.

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

The Company’s management expects that in the normal course of business, operating leases will be renewed or replaced by other leases.  The future minimum operating lease payments, for which the Company is contractually obligated as of June 30, 2012, are disclosed in the notes to the consolidated financial statements.

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

Retained Earnings — It is the intention of the Company to reinvest earnings of its foreign subsidiaries in the operations of those subsidiaries.  Accordingly, no provision has been made for U.S. income and foreign withholding taxes that would result if such earnings were repatriated.  These taxes are undeterminable at this time.  The amount of earnings retained in subsidiaries was $7,474 and $12,187 at June 30, 2012 and 2011, respectively.

Research and Development Costs — The Company incurred research and development costs of $295 and $250 in fiscal 2012 and in fiscal 2011, respectively, which were charged to operating expenses as incurred.

Stock Based Compensation — The Company adopted the fair value recognition provisions under ASC Topic 718 Share Based Payments, using the modified prospective application method. Under this transition method, compensation cost recognized during the twelve months ended June 30, 2012 included the applicable amounts of: (a) compensation cost of all share-based payments granted prior to, but not yet vested as of July 1, 2005 (based on the grant-date fair value estimated in accordance with the original provisions of ASC Topic 718) and (b) compensation cost for all share-based payments granted subsequent to June 30, 2005.

Non-controlling Interests in Consolidated FinancialStatements — The Company adopted ASC 810, Consolidation, regarding non-controlling interests issued by the FASB related to the accounting for non-controlling interests in consolidated financial statements. This guidance establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance requires that non-controlling interests in subsidiaries be reported in the equity section of the controlling company’s balance sheet. It also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements

Earnings per Share — Computation of basic earnings per share is conducted by dividing net income available to common shares (numerator) by the weighted average number of common shares outstanding (denominator) during a reporting period.  Computation of diluted earnings per share gives effect to all dilutive potential common shares outstanding during a reporting period.  In computing diluted earnings per share, the average market price of common shares for a reporting period is used in determining the number of shares assumed to be purchased from the exercise of stock options. In fiscal years 2012 and 2011, all the outstanding options were excluded in the computation of diluted EPS because they were anti-dilutive.

Fair Values of Financial Instruments — Carrying value of trade accounts receivable, accounts payable, accrued liabilities, and term deposits approximate their fair value due to their short-term maturities.  Carrying values of the Company’s lines of credit and long-term debt are considered to approximate their fair value because the interest rates associated with the lines of credit and long-term debt are adjustable in accordance with market situations when the Company borrows funds with similar terms and remaining maturities. See Note 25 for detailed discussion of the fair value measurement of financial instruments.

The Company adopted the provisions of ASC Topic 820 Fair Value Measurement, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The financial assets and financial liabilities that require recognition under the guidance include available-for-sale investments, employee deferred compensation plan and foreign currency derivatives. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available under the circumstances. As such, fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

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

Investment in Unconsolidated Joint Venture - The Company analyzes its investments in joint ventures to determine if the joint venture is a variable interest entity (a “VIE”) and would require consolidation. The Company (a) evaluates the sufficiency of the total equity at risk, (b) reviews the voting rights and decision-making authority of the equity investment holders as a group, and whether there are any guaranteed returns, protection against losses, or capping of residual returns within the group and (c) establishes whether activities within the venture are on behalf of an investor with disproportionately few voting rights in making this VIE determination. The Company would consolidate a venture that is determined to be a VIE if it was the primary beneficiary.  The primary beneficiary of a VIE is determined by a primarily qualitative approach whereby the variable interest holder, if any, has the power to direct the VIE’s most significant activities and is the primary beneficiary. To the extent that the joint venture does not qualify as VIE, the Company further assesses the existence of a controlling financial interest under a voting interest model to determine whether the venture should be consolidated.

Equity Method - The Company analyzes its investments in joint ventures to determine if the joint venture should be accounted for using the equity method. Management evaluates both Common Stock and in-substance Common Stock whether they give the Company the ability to exercise significant influence over operating and financial policies of the joint venture even though the Company holds less than 50% of the Common Stock and in-substance Common Stock. The net income of the joint venture is reported as “Equity in (loss) or earnings of unconsolidated joint ventures, net of tax” in the Company’s consolidated statements of operations and comprehensive income.

Cost Method - Investee companies not accounted for under the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, the Company’s share of the earnings or losses of such Investee companies is not included in the Consolidated Balance Sheet and Comprehensive income. However, impairment charges are recognized in the Comprehensive income. If circumstances suggest that the value of the Investee company has subsequently recovered, such recovery is not recorded.

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

2.    NEW ACCOUNTING PRONOUNCEMENTS

In December 2011, the FASB has issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The amendments are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. Entities will not be required to comply with the presentation requirements in ASU No. 2011-05 that ASU No. 2011-12 is deferring. In order to defer only those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in ASU No. 2011-12 supersede certain pending paragraphs in ASU No. 2011-05. The amendments are being made to allow the FASB time to re-deliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. This update did not have an impact on the Company for presentation of Comprehensive Income commencing for the year ending June 30, 2012.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify how entities test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this update did not have an impact on our results of operations or financial position, as the Company has fully impaired goodwill in prior fiscal years.

Other new pronouncements issued but not yet effective until after June 30, 2012 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

3.    INVENTORIES

Inventories consisted of the following:

	For the Year Ended June 30,
	2012	2011

Raw materials	$1,261	$1,303
Work in progress	1,870	1,392
Finished goods	175	213
Less: provision for obsolete inventory	(884)	(937)
Currency translation effect	(98)	459
	$2,324	$2,430

 The following table represents the changes in provision for obsolete inventory:

	For the Year Ended June 30,
	2012	2011

Beginning	$937	$907
Additions charged to expenses	31	52
Usage - disposition	(59)	(110)
Currency translation effect	(25)	88
Ending	$884	$937

4.    STOCK OPTIONS

On September 24, 2007, the Company’s Board of Directors unanimously adopted the 2007 Employee Stock Option Plan (the “2007 Employee Plan”) and the 2007 Directors Equity Incentive Plan (the “2007 Directors Plan”) each of which was approved by the shareholders on December 3, 2007. Each of those plans was amended by the Board in 2010 to increase the number of shares covered thereby, which amendments were approved by the shareholders on December 14, 2010. At present, the 2007 Employee Plan provides for awards of up to 600,000 shares of the Company’s Common Stock to employees, consultants and advisors and the 2007 Directors Plan provides for awards of up to 400,000 shares of the Company’s Common Stock to the members of the Board of Directors in the form of non-qualified options and restricted stock. These two plans are administered by the Board, which also establishes the terms of the awards.

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

The Company recognized stock-based compensation expense of approximately $148 in the twelve months ended June 30, 2012 under the 2007 Employee Plan. Unamortized stock-based compensation of $42 based on fair value on the grant date related to options granted under the 2007 Employee Plan is expected to be recognized over a period of two years.

As of June 30, 2012, there were vested employee stock options covering a total of 269,750 shares of Common Stock. The weighted-average exercise price was $3.77 and the weighted average contractual term was 2.12 years. The total fair value of vested and outstanding employee stock options as of June 30, 2012 was $649.

During the twelve months ended June 30, 2011, pursuant to the 2007 Employee Plan, stock options covering a total of 100,000 shares of the Company’s Common Stock were granted to certain officers and employees with an exercise price equal to the fair market value of the Company’s Common Stock (as defined under the 2007 Employee Plan in conformity with Regulation 409A of the Internal Revenue Code of 1986, as amended) at the date of grant. These options vest over the period as follows: 25% vesting on the grant date, and the balance vesting in equal installments on the next three succeeding anniversaries of the grant date. The fair market value of 100,000 options granted to purchase the Company’s Common Stock was approximately $316 based on the fair value of $3.16 per share determined by using the Black Scholes option pricing model. During fiscal year 2011, 79,125 options were exercised, and the aggregate intrinsic value for the option exercised was $303. Cash received from options exercised during the twelve months ended June 30, 2011 was approximately $140.

The Company recognized stock-based compensation expense of approximately $225 in the twelve months ended June 30, 2011 under the 2007 Employee Plan. Unamortized stock-based compensation of $168 based on fair value on the grant date related to options granted under the 2007 Employee Plan is expected to be recognized over a period of three years.

As of June 30, 2011, there were vested employee stock options covering a total of 159,625 shares of Common Stock. The weighted-average exercise price was $4.64 and the weighted average remaining contractual term was 2.61years. The total fair value of vested employee stock options as of June 30, 2011 was $469.

A summary of option activities under the 2007 Employee Plan during the twelve month period ended June 30, 2012 is presented as follows:

	Options	Weighted- Average Exercise Price	Weighted - Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 1, 2011	291,875	$4.10	3.07	$178
Granted	37,500	$2.30	4.45	-
Exercised	-	-	-	-
Forfeited or expired	(16,375)	(4.76)	2.88	-
Outstanding at June 30, 2012	313,000	$3.85	2.31	$-
Exercisable at June 30, 2012	269,750	$3.77	2.12	$-

A summary of the status of the Company’s non-vested employee stock options during the twelve months ended June 30, 2012 is presented below:

		Weighted-Average Grant-Date
	Options	Fair Value
Non-vested at July 1, 2011	132,250	$5.29
Granted	37,500	1.11
Vested	(110,125)	1.63
Forfeited	(16,375)	3.28
Non-vested at June 30, 2012	43,250	$3.29

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

During the twelve months ended June 30, 2012, pursuant to the 2007 Directors Plan, the Company granted options to purchase 50,000 shares of its Common Stock to our directors with an exercise price equal to the fair market value of our Common Stock (as defined under the 2007 Directors Plan in conformity with Regulation 409A or the Internal Revenue Code of 1986, as amended) at the date of grant. The fair value of the options granted to purchase 50,000 shares of the Company's Common Stock was approximately $56 based on the fair value of $1.11 per share determined by the Black Scholes option pricing model. There were no options exercised during the twelve month period ended June 30, 2012. The Company recognized stock-based compensation expense of $56 in the twelve month period ended June 30, 2012 under the 2007 Directors Plan.

During the twelve months ended June 30, 2011, pursuant to the 2007 Directors Plan, the Company granted options to purchase 150,000 shares of its Common stock to our directors with an exercise price equal to the fair market value of our Common Stock (as defined under the 2007 Directors Plan in conformity with Regulation 409A or the Internal Revenue Code of 1986, as amended) at the date of grant. The fair value of 150,000 options granted to purchase the Company's Common Stock was approximately $405 based on the fair value of $2.70 per share determined by the Black Scholes option pricing model. 15,000 shares of stock options were exercised during the twelve month period ended June 30, 2011. The Company recognized stock-based compensation expense of $405 in the twelve month period ended June 30, 2011 under the 2007 Directors Plan. During fiscal year 2011, 15,000 options were exercised, and the aggregate intrinsic value for the option exercised was $49. Cash received from options exercised during the twelve months ended June 30, 2011 was approximately $26.

As of June 30, 2012, there were vested director stock options covering a total of 385,000 shares of Common Stock. The weighted-average exercise price was $4.52 and the weighted average remaining contractual term was 2.45 years. The total fair value of vested directors stock options as of June 30, 2012 was $1,031. All of our director stock options vest immediately at the date of grant. There were no unvested director stock options as of June 30, 2012.

As of June 30, 2011, there were vested director stock options covering a total of 335,000 shares of Common Stock. The weighted-average exercise price was $4.86 and the weighted average remaining contractual term was 3.16 years. The total fair value of vested directors stock options as of June 30, 2011 was $976. All of our director stock options vest immediately at the date of grant. There were no unvested director stock options as of June 30, 2011.

The total intrinsic value of vested and outstanding directors’ stock options as of June 30, 2012 was zero. A summary of option activities under the 2007 Directors Plan during the twelve months ended June 30, 2012 is presented as follows:

	Options	Weighted- Average Exercise Price	Weighted - Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2011	335,000	$4.86	3.16	$102
Granted	50,000	2.30	4.45	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at June 30, 2012	385,000	$4.52	2.45	$-
Exercisable at June 30, 2012	385,000	$4.52	2.45	$-

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

Options to purchase 698,000 shares of Common Stock at exercise prices ranging from $1.72 to $9.57 per share were outstanding as of June 30, 2012. All the outstanding options were excluded in the computation of diluted EPS for fiscal 2012 since they were anti-dilutive.

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

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted EPS for the years presented herein:

	For the Year Ended June 30,
	2012	2011

Loss attributable to Trio-Tech International common shareholders from continuing operations, net of tax	$(3,100)	$(684)
Loss attributable to Trio-Tech International common shareholders from discontinued operations, net of tax	(4)	(4)
Net loss attributable to Trio-Tech International common shareholders	$(3,104)	$(688)

Basic and diluted loss per share from continuing operations attributable to Trio-Tech International	$(0.94)	$(0.21)

Basic and diluted loss per share from discontinued operations attributable to Trio-Tech International	-	-
Basic and diluted loss per share from net loss attributable to Trio-Tech International	$(0.94)	$(0.21)

Weighted average number of common shares outstanding – basic	3,288	3,288

Dilutive effect of stock options	-	-
Number of shares used to compute earnings per share – diluted	3,288	3,288

6.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	Estimated Useful Life in	For the Year Ended June 30,
	Years	2012	2011

Building and improvements	3-20	$5,210	$4,859
Leasehold improvements	3-27	5,540	5,012
Machinery and equipment	3-7	20,852	17,934
Furniture and fixtures	3-5	1,089	1,023
Equipment under capital leases	3-5	577	518
Currency translation effect for fixed asset, gross		(1,495)	2,753
		$31,773	$32,099
Less:
Accumulated depreciation		19,202	15,206
Accumulated amortization on equipment under capital leases		346	240
Currency translation effect		(968)	1,702
Property, plant and equipment, net		$13,193	$14,951

Depreciation and amortization expenses for property, plant and equipment during fiscal 2012 and 2011 were $2,606 and $2,511, respectively.

7.    ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are customer obligations due under normal trade terms.    The Company performs continuing credit evaluations of its customers’ financial conditions, and although management generally does not require collateral, letters of credit may be required from its customers in certain circumstances.

Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. Management includes any accounts receivable balances that are determined to be uncollectible in the allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  Based on the information available to us, management believed the allowance for doubtful accounts as of June 30, 2012 and June 30, 2011 was adequate.

The following table represents the changes in the allowance for doubtful accounts:

	For the Year Ended June 30,
	2012	2011
Beginning	$69	$91
Additions charged to expenses	113	78
Recovered	(59)	(107)
Currency translation effect	(1)	7
Ending	$122	$69

8.    ACCRUED EXPENSES

Accrued expenses consisted of the following:

	For the Year Ended June 30,
	2012	2011
Payroll and related costs	$1,161	$1,247
Commissions	37	34
Customer deposits	228	12
Legal and audit	169	181
Sales tax	19	19
Utilities	174	163
Warranty	60	29
Accrued purchase of materials and fixed assets	769	176
Provision for re-instatement	197	174
Other payables	-	160
Professional fees	117	227
Other accrued expenses	163	442
Currency translation effect	(83)	315
Total	$3,011	$3,179

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

	For the Year Ended June 30,
	2012	2011
Beginning	$29	$113
Additions charged to cost and expenses	32	51
Recovered	--	(74)
Actual usage	--	(70)
Currency translation effect	(1)	9
EndingE Ending	$60	$29

10.    BANK LOANS PAYABLE

Bank loans payable consisted of the following:

	For the Year Ended June 30,
	2012	2011
Note payable denominated in Singapore dollars to a commercial bank for expansion plans in Singapore and China, maturing in December 2014, bearing interest at the bank’s prime rate (4.75%, at June 30, 2012 and 0% at June 30, 2011), with monthly payments of principal plus interest of approximately $56, through December 2014. This note payable is secured by equipment with carrying value of $835 on the consolidated balance sheet. (Note payable of $215 maturing in August 2012 was paid off in August 2012.)	$1,510	$-
Note payable denominated in Malaysian ringgit to a commercial bank for expansion plans in Malaysia, maturing in August 2024, bearing interest at the bank’s lending rate (6.05% less 1.5% at June 30, 2012 and 2011), with monthly payments of principal plus interest of $29, through August 2024 in fiscal 2012 and monthly payments of principal plus interest of $27 in fiscal 2011. This loan payable is secured by a charge on the property in Malaysia with a carrying value of $5,635 and $4,177 as at June 30, 2012 and June 30, 2011, respectively.	2,629	2,915
Current portion	(766)	(147)
Long term portion of bank loans payable	$3,373	$2,768

Future minimum payments (excluding interest) as of June 30, 2012 were as follows:

2013	$766
2014	773
2015	407
2016	160
2017	169
Thereafter	1,864
Total obligations and commitments	$4,139

The bank loans payable non-current portion of $3,373 matures in the year ending June 30, 2025.

11.    ADOPTION OF ASC TOPIC 740

The Company adopted ASC Topic 740 Accounting for Income Taxes - Interpretation of Topic 740, on July 1, 2010. The Company has not made any charges to the beginning balance of retained earnings as a result of implementing ASC Topic 740.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)
Balance at July 1, 2010	$(196)
Additions based on current year tax positions	-
Additions for prior year(s) tax positions	(57)
Reductions for prior year(s) tax positions	-
Settlements	-
Expiration of statute of limitations	-
Balance at June 30, 2011	$(253)

Additions based on current year tax positions	-
Additions for prior year(s) tax positions	-
Reductions for prior year(s) tax positions	4
Settlements	-
Expiration of statute of limitations	-
Settlements	-
Balance at June 30, 2012	$(249)

The Company accrues penalties and interest on unrecognized tax benefits as a component of penalties and interest expense, respectively. The Company has not accrued any penalties or interest expense relating to the unrecognized benefits at June 30, 2012 and June 30, 2011.

The major tax jurisdictions in which the Company files income tax returns are the United States, Singapore, Malaysia, China and Indonesia. The statute of limitations, in general, is open for years 2004 to 2012 for tax authorities in those jurisdictions to audit or examine income tax returns.  The Company is under annual review by the government of Singapore, Malaysia, China and Indonesia. However, the Company is not currently under tax examination in any other jurisdiction.

12.    INCOME TAXES

The Company generates income or loss before income taxes and non-controlling interest in the U.S., Singapore, Thailand and Malaysia and files income tax returns in these countries.  The summarized income or loss before income taxes and non-controlling interest in the U.S. and foreign countries for fiscal 2012 and 2011 were as follows:

	For the Year Ended June 30,
	2012	2011
U.S.	$(206)	$(413)
Foreign	(4,219)	286
Total	$(4,425)	$(127)

On a consolidated basis, the Company’s net income tax provisions (benefits) were as follows:

	For the Year Ended June 30,
	2012	2011
Current:
Federal	$-	$-
State	8	2
Foreign	(473)	428
	$(465)	$430
Deferred:
Federal	$-	$-
State	-	-
Foreign	400	(235)
	$400	$(235)
Total provision	$(65)	$195

The reconciliation between the U.S. federal tax rate and the effective income tax rate was as follows:

	For the Year Ended June 30,
	2012	2011
Statutory federal tax rate	(34)%	(34)%
State taxes, net of federal benefit	(6)	(6)
Foreign tax related to profits making subsidiaries	36	64
Other	3	24
Changes in valuation allowance	0	107
Effective rate	(1)%	155%

At June 30, 2012, the Company had net operating loss carry forwards of approximately $443 and $1,005 for federal and state tax purposes, respectively, expiring through 2022. The Company also had tax credit carry forwards of approximately $834 for federal income tax purposes expiring through 2032. Management of the Company is uncertain whether it is more likely than not that these future benefits will be realized. Accordingly, a full valuation allowance has been established.

The components of deferred income tax assets (liabilities) were as follows:

	For the Year Ended June 30,
	2012	2011
Deferred tax assets:
Net operating losses and credits	$1,086	$998
Inventory valuation	99	112
Depreciation	-	-
Provision for bad debts	53	2
Accrued vacation	15	12
Accrued expenses	(103)	314
Other	24	(31)
Total deferred tax assets	$1,174	$1,407

Deferred tax liabilities:
Depreciation	(714)	(630)
Other	(2)	-
Total deferred income tax liabilities	$(716)	$(630)

Subtotal	458	777
Valuation allowance	(1,342)	(1,261)
Net deferred tax liabilities	$(884)	$(484)

The valuation allowance was increased by $81 and $48 in fiscal 2012 and 2011, respectively.

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

13.    COMMITMENTS AND CONTINGENCIES

The Company leases certain of its facilities and equipment under long-term agreements expiring at various dates through fiscal 2014 and thereafter. Certain of these leases require the Company to pay real estate taxes and insurance and provide for escalation of lease costs based on certain indices. Future minimum payments under capital leases and non-cancelable operating leases and net rental income under non-cancelable sub-leased properties as of June 30, 2012 were as follows:

For the Year Ending June 30,	Capital Leases	Operating Leases	Sub-lease Rental Income	Net Operating Leases
2013	$175	$1,263	$65	$1,198
2014	85	545	-	545
2015	44	443	-	443
Thereafter	92	1,146	-	1,146

Total future minimum lease payments	$396	$3,397	$65	$3,332
Less amount representing interest	-
Present value of net minimum lease payments	396
Less current portion of capital lease obligations	(175)
Long-term obligations under capital leases	$221

The Company purchased equipment under the capital lease agreements with rates ranging from 1.88% to 4.30%. These agreements mature ranging from July 2013 to September 2017.

The Company has two sublease agreements with third parties to rent out the properties in Malaysia. The sublease agreement of Penang’s property expired in November 2010 and was not renewed due to the fact that the operation in Malaysia planned to sell the factory building. The sublease agreement of Petaling Jaya’s property will expire in November 2012. Total rental income from subleases amounted to $82 in fiscal 2012 and $139 in fiscal 2011.

Total rental expense on all operating leases, cancelable and non-cancelable, amounted to $1,393 in fiscal 2012 and $1,400 in fiscal 2011.

Trio-Tech (Malaysia) Sdn Bhd has expansion plans to meet the increasing specific requirements and demand of a major customer in Malaysia, as the existing facility is inadequate to meet the demands of that customer. The Company has capital commitments for the purchase of equipment and other related infrastructure costs amounting to Malaysia ringgit 402, or approximately $131 based on the exchange rate on June 30, 2012 published by the Monetary Authority of Singapore.

Trio-Tech International Pte. Ltd. in the fourth quarter of fiscal 2010 registered a new 100% wholly owned subsidiary, Trio-Tech (Tianjin) Co. Ltd., located in the Xiqing Economic Development Area (XEDA) International Industrial Park in Tianjin City, People's Republic of China. The Company has capital commitments for the purchase of equipment and other related infrastructure costs amounting to RMB 2,851, or approximately $448 based on the exchange rate as of June 30, 2012 published by the Monetary Authority of Singapore. It started the operation in the third quarter of fiscal 2012 after completion of the operations facilities process audit by the customer.

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

14.    CONCENTRATION OF CUSTOMERS

The Company had one major customer that accounted for the following accounts receivable and sales during the fiscal years ended:

	For the Year Ended June 30,
	2012	2011
Sales	51.1%	67.0%
-Customer A

Account Receivable
- Customer A	63.0%	56.8%

15.    INVESTMENT IN PROPERTY DEVELOPMENT

The following table presents the Company’s investment in property development in China as of June 30, 2012.

	Investment Date	Investment Amount (RMB)	Investment Amount (U.S. Dollars)
Investment in developments - JiaSheng	08/27/2007	10,000	1,564
Investment in developments - JiaSheng	12/27/2007	5,000	782
Return of investment in developments - JiaSheng	06/26/2008	(5,000)	(782)
Return of investment in developments - JiaSheng	10/23/2008	(1,988)	(311)
Return of investment in developments - JiaSheng	11/20/2009	(1,988)	(311
Return of investment in developments - JiaSheng	11/03/2010	(2,651)	(415)
Return of investment in developments - JiaSheng	11/08/2010	(723)	(113)
Return of investment in developments – JiaSheng	11/09/2010	(301)	(47)
Return of investment in developments – JiaSheng	11/10/2010	(1,807)	(283)
Return of investment in developments - JiaSheng	11/12/2010	(542)	(84)
Total: Investment in property developments – Jia Sheng (project B-48 Phase 1)		--	--

In fiscal 2008, Trio-Tech (Chongqing) Co. Ltd. (“TTCQ”) entered into a Memorandum Agreement with JiaSheng Property Development Co. Ltd., (“JiaSheng”) to invest in a piece of property (project B-48 phase 1) with 24.91 acres owned and developed by JiaSheng located in Chongqing City, China, which was intended for sale after the completion of development.  TTCQ invested RMB 15,000 and the Company recorded a return of investment totaling RMB 15,000. From fiscal 2008 through fiscal 2010 the Company recorded a return on investment totaling RMB 5,874, or approximately $937 and in fiscal 2011 recorded a return on investment amounting to RMB 3,976, or approximately $595. There were no new investments in property development made during the year ended June 30, 2012.

16.    INVESTMENT PROPERTY IN CHINA

The following table presents the Company’s investment in the property in China as of June 30, 2012. The exchange rate is based on the exchange rate as of June 30, 2012 published by the Monetary Authority of Singapore.

		Investment Amount	Investment Amount
	Investment Date	(RMB)	(U.S. Dollars)
Purchase of rental property – MaoYe	01/04/2008	5,554	874
Purchase of rental property - JiaSheng	10/23/2008	7,042	1,089
Additional cost of rental property - JiaSheng	12/01/2009	209	32
Investment rental property disposed - JiaSheng	02/05/2010	(579)	(89)
Purchase of rental property – JiangHuai	01/06/2010	3,600	566
Purchase of rental property – FuLi	01/04/2012	4,025	633
Investment rental property disposed - JiaSheng	03/04/2011	(6,672)	(1,032)
Gross investment in rental property		13,179	2,073

Accumulated depreciation on rental property	06/30/2012	(1,643)	(258)

Net investment in property - China		11,536	1,815

Rental Property I – MaoYe

In fiscal 2008, TTCQ entered into a Memorandum Agreement with MaoYe Property Ltd. to purchase an office space in Chongqing, China for a total cash purchase price of RMB 5,554. The term of the rental agreement was five years with a monthly rental income of RMB 39, or approximately $6 based on the average exchange rate for the year ended June 30, 2012, for the first three years and in the fourth year an increase of 8% in July 2012 for a monthly rental income of RMB 41, or approximately $7 based on the average exchange rate for the year ended June 30, 2012, with another increase of 8% in July 2013.

Property purchased from Mao Ye generated a rental income of RMB 499, or approximately $78, for fiscal year 2012 as compared to RMB 464, or approximately $70 for fiscal year 2011.

Rental Property II – JiaSheng

In fiscal 2009, Trio-Tech (Chongqing) Co. Ltd. (“TTCQ”) entered into a Memorandum Agreement with JiaSheng to purchase four units of commercial property and two units of residential property, totaling 1,391.70 square meters in Chongqing, China, for a total purchase price of RMB 7,042.  All of the property purchased from JiaSheng was disposed of in February 2010 and March 2011, hence there was no rental income recorded for these properties for fiscal year 2012. However these properties generated a rental income of RMB 697, or approximately $105, respectively, for the same periods in the last fiscal year.

TTCQ sold four commercial properties purchased on October 23, 2008 to JiaSheng for RMB 6,860, or approximately $1,061, recording a gain on disposal of RMB 1,015, or approximately $153, after deducting sales tax and exchange difference, from the four properties which carried a cost of RMB 6,672, or approximately $1,032, and accumulated depreciation of RMB 840, or approximately $130.  All payments in this sales transaction were received in full during the third quarter of fiscal 2011.

Rental Property III – JiangHuai

In fiscal 2010, the Company entered in to a Memorandum Agreement with Chongqing JiangHuai Real Estate Development Co., Ltd. (“Jianghuai”) to purchase eight units of commercial property in Chongqing, China for a total purchase price of RMB 3,600, equivalent to approximately $566 based on the exchange rate as of June 30, 2012 published by the Monetary Authority of Singapore. The Company rented this property to a third party on January 8, 2010. The rental agreement provided for a one year renewable term with an annual rental income of RMB 720, or approximately $112. TTCQ renewed its rental for this property on January 8, 2011 with the same rental terms.

Property purchased from JiangHuai generated a rental income of RMB 420, or approximately $66, for fiscal year 2012, and RMB 660, or approximately $99, for fiscal year 2011.

Rental Property IV – FuLi

In fiscal 2010, the TTCQ entered into a Memorandum Agreement with Chongqing FuLi Real Estate Development Co. Ltd. (“FuLi Real Estate”), to purchase two commercial properties totaling 311.99 square meters (“office space”) located in Jiang Bei District Chongqing. The total purchase price committed and paid was RMB 4,025, or approximately $637 based on the exchange rate as of June 30, 2012.  The construction has been completed and the property was handed over during April 2012 and the documentation of the change of title is in process.

Property purchased from FuLi Real Estate was rented during the fourth quarter of fiscal 2012 and generated a rental income of RMB 21, or approximately $3, for fiscal year 2012 and since the property was handed over in April 2012, there was no such rental income in fiscal 2011. Title deed for this property has not been obtained as of the date of this report.

Summary

Total rental income for the investment properties in China was RMB 941 or approximately $148, for the fiscal year 2012, and was RMB 1,821, or approximately $274, for last fiscal year.

Depreciation expenses for the investment properties in China were $77 for fiscal year 2012, and $141 for fiscal year 2011.

17.    LOAN RECEIVABLE FROM PROPERTY DEVELOPMENT PROJECTS

The following table presents the Company’s loan receivable from property development projects in China as of June 30, 2012. The exchange rate is based on the date published by the Monetary Authority of Singapore as on June 30, 2012.

	Loan Date	Loan Amount (RMB)	Loan Amount (U.S. Dollars)
Investment in JiaSheng (Project B-48 Phase 2)	11/1/2011	5,000	786
Investment in JiangHuai (Project - Yu Jin Jiang An )	11/1/2011	2,000	315
Net loan receivable from property development projects		7,000	1,101

On November 1, 2010, TTCQ entered into a new Memorandum Agreement with JiaSheng Property Development Co. Ltd. (“JiaSheng”) to invest in their property development projects (Project B-48 Phase 2) located in Chongqing City, China. Due to the short-term nature of the investment, the amount was classified as a loan based on ASC Topic 310-10-25 Receivables, amounting to RMB 5,000, equivalent to approximately $747 based on the exchange rate as of June 30, 2012 published by the Monetary Authority of Singapore. The agreement guaranteed the Company an income of RMB 1,250, or approximately $188 based on the average exchange rate for the twelve months ended June 30, 2011 published by the Monetary Authority of Singapore, payable in four installments of RMB 313, or approximately $47.  The amount is unsecured and repayable at the end of the term. The loan was renewed in November 2011 for a period of one year, which expires on October 31, 2012. The renewed agreement guaranteed the Company an income of RMB 1,250 or approximately $197, based on the average exchange rate as on June 30, 2012 published by the Monetary Authority of Singapore, payable in four installments  The book value of the loan receivable approximates its fair value. TTCQ recorded under other income RMB 833, approximately $125, from JiaSheng for fiscal 2011, based on the average exchange rate for twelve months ended June 30, 2011 published by the Monetary Authority of Singapore as interest income.

On November 1, 2010, TTCQ entered into a new Memorandum Agreement with JiangHuai to invest in their property development projects (Project - Yu Jin Jiang An) located in Chongqing City, China. Due to the short-term nature of the investment, the amount was classified as a loan based on ASC Topic 310-10-25 Receivables, amounting to RMB 2,000, equivalent to approximately $309 based on the exchange rate on June 30, 2011 published by the Monetary Authority of Singapore. The agreement guaranteed the Company an income of RMB 400, or approximately $60 based on the average exchange rate for the twelve months ended June 30, 2011 published by the Monetary Authority of Singapore, payable in 12 installments of RMB 33, or approximately $5. The amount is secured by the underlying property and repayable at the end of one year.  The loan was renewed on November 1, 2011, and expires on November 30, 2012. The renewed agreement guaranteed the Company an income of RMB 433 or approximately $68, based on the average exchange rate published by the Monetary Authority of Singapore, payable in thirteen installments   The book value of the loan receivable approximates its fair value. TTCQ recorded under other income RMB 267, approximately $40, from JiaSheng for fiscal 2011, based on the average exchange rate for twelve months ended June 30, 2011 published by the Monetary Authority of Singapore as interest income.

18.    INVESTMENT

During the second quarter of fiscal 2011, the Company entered into a joint-venture agreement with JiaSheng to develop real estate projects in China. The Company invested RMB 10,000, or approximately $1,573 based on the exchange rate as of June 30, 2012 published by the Monetary Authority of Singapore, for a 10% interest in the newly formed joint venture, which was incorporated as a limited liability company, Chong Qing Jun Zhou Zhi Ye Co. Ltd. (the “joint venture”), in China. The agreement stipulates that the Company will nominate two of the five members of the Board of Directors of the joint venture and has the ability to assign two members of management to the joint venture.  The agreement also stipulates that the Company will receive a fee of RMB 10,000, or approximately $1,573 based on the exchange rate as of June 30, 2012 published by the Monetary Authority of Singapore, for the services rendered in connection with obtaining priority to bid in certain real estate projects from the local government. Upon signing of the agreement, JiaSheng paid the Company RMB 5,000 in cash, or approximately $786 based on the exchange rate as on June 30, 2012 published by the Monetary Authority of Singapore. The remaining RMB 5,000 will be paid over 72 months commencing in 36 months from the date of the agreement when joint venture secures a property development project stated inside the joint venture agreement. The Company considered the RMB 5,000, or approximately $786 based on the exchange rate as on June 30, 2012 published by the Monetary Authority of Singapore, received in cash from JiaSheng, the controlling venturer in the joint venture, as a partial return of the Company’s initial investment of RMB 10,000, or approximately $1,573 based on the exchange rate as of June 30, 2012 published by the Monetary Authority of Singapore. Therefore, the RMB 5,000 received in cash was offset against the initial investment of RMB 10,000 resulting in a net investment of RMB 5,000 as of June 30, 2012.  The Company considers the collectability of the remaining RMB 5,000 uncertain due to the extended terms of the payment, and therefore has not recorded this amount as receivable as of June 30, 2012.

In accordance with ASC Topic 323 Investments – Other, Cost Method Investments, ‘‘Investment in unconsolidated joint venture’’ as shown on the Company’s Balance Sheet consists of the cost of an investment in Chong Qing Jun Zhou Zhi Ye Co. Ltd., in which the Company has a 10.0% interest. Prior to the first quarter of fiscal 2012, the Company’s 10.0% ownership in this China affiliate was recorded on the equity basis.

In the first quarter of fiscal 2012, two directors representing Trio-Tech on the board of the joint venture resigned, and the Company concluded that it could no longer exert significant influence over the joint venture’s operating and financial activities. Therefore, the Company began accounting for this investment using the cost method effective September 29, 2011. An impairment review was made during the fiscal year ended June 30, 2012 and the carrying value of this investment at June 30, 2012 was $765, which approximates the Company’s pro rata share in the joint venture’s underlying value.

In accordance with ASC Topic 810-10-50, Disclosure for Variable Interest Entities, the Company analyzed its investments in the joint ventures to determine if the joint venture is a variable interest entity (“VIE”) and will require consolidation. The Company (a) evaluates the sufficiency of the total equity at risk, (b) reviews the voting rights and decision-making authority of the equity investment holders as a group, and whether there are any guaranteed returns, protection against losses, or capping of residual returns within the group, and (c) establishes whether activities within the venture are on behalf of an investor with disproportionately few voting rights in making this VIE determination. The Company would consolidate a venture that is determined to be a VIE if it was the primary beneficiary. The primary beneficiary of a VIE is determined by a primarily qualitative approach whereby the variable interest holder, if any, has the power to direct the VIE’s most significant activities and is the primary beneficiary. The Company has determined that the investment is a VIE, however the Company is not the primary beneficiary. Therefore, the Company does not consolidate the joint venture and it is accounted for using the cost method, since there is no significant influence.

19.    OTHER INCOME

Other income, net for fiscal years 2012 and 2011 was as follows:

	Year Ended June 30,
(In Thousands)	2012	2011
Interest income	$291	$187
Other rental income	39	51
Exchange (loss) gain	(431)	83
Other miscellaneous income	277	381

Total	$176	$702

The other miscellaneous income of $277 as at June 30, 2012 mainly included an allowance for obsolete stocks amounting to $32 charged to statement of comprehensive income in fiscal year 2011 which has been utilized during fiscal year 2012 and hence was classified under other income, an amount of $38 charged to a customer for the usage of utility as a one-time order and hence classified as other income, an amount of $79 received for the disposal of the option to purchase 15% of the investment in the joint venture and disposal of scrap amounted to $19 was classified as other incomes . The other miscellaneous income of $381 as at June 30, 2011 included reversal of contingent liability of $111 relating to the termination of a performance bond securing a contract, which bond is no longer required as the contract has been fulfilled, an allowance for stock obsolescence amounting to $110 charged to statement of comprehensive income in fiscal year 2010 which was utilized during fiscal year 2011 and hence was classified under other income, and an amount of $80 charged to a customer for the usage of utility as a one-time order and hence classified as other income. Interest income included approximately $291 for fiscal 2012 as compared to $170 in fiscal 2011, which represented the income from investment, which was reclassified as a loan receivable based on ASC Topic 325.

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

The Company performed an assessment of the carrying value of its property, plant and equipment balance during the preparation of the Form 10-K report for fiscal year 2012, in accordance with ASC 360, Property, Plant and Equipment – Impairment of Property, Plant and Equipment or Long Lived Assets. Due to the fact that the  fabrication segment in Indonesia was not able to secure sizable future contracts, management expects very little future cash flow from the assets in this segment. The Company recorded an impairment loss of $216 on these assets based on its examination of future undiscounted cash flows.

In fiscal 2011, the Company recorded an impairment loss of $72 for the intangible asset, Welder Performance Qualification Test (“WPQT”) for the fabrication services segment in the Indonesia operations. WPQT is related to a qualification required for certain fabrication jobs. With the new project secured in June 2011, the operation management team assessed the existing WPQT during the fourth quarter when the new projects were received and, in accordance with ASC 350, Intangibles-Goodwill and Other, and concluded that WPQT is not the most up-to-date qualification that meets the requirement of the new project and no future cash flow will be generated by this intangible asset.  Accordingly, WPQT was fully impaired in the fourth quarter of fiscal 2011.

21.    DISCONTINUED OPERATION AND CORRESPONDING RESTRUCTURING PLAN

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

During the process of winding up the Company’s operation in Shanghai, China, the Company incurred general and administrative expenses of approximately $4 for both the year ended June 30, 2012 and June 30, 2011. The Company anticipates that it may incur additional costs and expenses in winding up the business of the subsidiary through which the China facility was operated.

Under the provision of ASC Topic 830, translation adjustments that result when a foreign entity’s financial statements are translated into a parent company’s or an investor’s reporting currency are separately reported in the parent company’s other comprehensive income.  Foreign currency translation adjustments that are accumulated in other comprehensive income are reclassified to income only when they are realized, if the investment in the foreign entity is sold or is substantially or completely liquidated.  The foreign currency translation adjustments on the balance sheet of the Shanghai, China subsidiary as of June 30, 2012 were insignificant.

Loss from discontinued operations for the year ended June 30, 2012 and 2011 was as follows:

	For the Year Ended June 30.
	2012	2011
Revenue	$-		$-
Cost of sales	-		-
Gross loss	-		-
Operating expenses
General and administrative expenses	4		4
Total	4		4
Loss from discontinued operation	(4)		(4)
Other income	-		-
Loss from discontinued operation	$(4)	$	(4)

The Company does not provide a separate cash flow statement for the discontinued operation because the impact of this discontinued operation was immaterial.

22.    BUSINESS SEGMENTS

The Company operates in five segments: the testing service industry (which performs structural and electronic tests of semiconductor devices), the designing and manufacturing of equipment (which equipment tests the structural integrity of integrated circuits and other products), the distribution of various products from other manufacturers in Singapore and Southeast Asia, the fabrication services segment (which provides fabrication services in Indonesia for the oil and gas industry) and the real estate segment  in China.

The revenue allocated to individual countries was based on where the customers were located. The allocation of the cost of equipment, the current year investment in new equipment and depreciation expense were made on the basis of the primary purpose for which the equipment was acquired.

All inter-segment sales were sales from the manufacturing segment to the testing and distribution segments. Total inter-segment sales were $519 in fiscal 2012 and $294 in fiscal 2011.  Corporate assets mainly consisted of cash and prepaid expenses.  Corporate expenses mainly consisted of salaries, insurance, professional expenses and directors' fees.

	Year Ended	Net	Operating (Loss)	Total	Depr. and	Capital
	June 30	Sales	Income	Assets	Amort.	Expenditures
Manufacturing	2012	$16,955	$(390)	$13,478	$207	$13
	2011	19,492	(953)	3,161	250	151

Testing Services	2012	12,922	(1,664)	19,210	2,222	1,543
	2011	13,126	978	26,835	2,014	3,738

Distribution	2012	1,075	89	420	4	-
	2011	955	138	275	1	-

Real Estate	2012	148	(129)	4,127	82	634
	2011	1,062	761	4,584	112	3

Fabrication	2012	3,111	(1,704)	744	168	31
Services	2011	900	(987)	1,430	240	104

Corporate &	2012	-	(502)	71	-	-
Unallocated	2011	-	(523)	71	-	-

Total Company	2012	$34,211	$(4,300)	$38,050	$2,683	$2,221
	2011	$35,535	$(586)	$36,356	$2,617	$3,996

23.    LINE OF CREDIT

The Company’s credit rating provides it with readily and adequate access to funds in global markets. Certain lines of credit have covenants.  As of June 30, 2012, the Company has certain lines of credit with covenants that were collateralized by restricted deposits.

Entity with	Type of	Interest	Expiration	Credit	Unused
Facility	Facility	Rate	Date	Limitation	Credit
Trio-Tech Singapore	Line of Credit	With interest rates ranging from 1.77% to 6.04%	--	$6,673	$3,068

24.    BANK COVENANT VIOLATION

The Company’s Singapore subsidiary provided for the doubtful debts on the loan granted to one of the subsidiaries, resulting in a decrease in net worth by an amount of approximately $0.3 lower than the loan covenant required by the financial institution. Hence, the Company did not satisfy the loan covenant. The bank has the option to recall the loan; however, management is in discussion with the financial institution for a waiver.  A waiver has not been obtained as at the date of this report. The loan was already recorded as a current liability, as it matures within 12 months.

25.    FAIR VALUE MEASUREMENTS

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

The following table provides a summary of the assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2012:

		Basis of Fair Value Measurements
	As of June 30, 2012	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Assets
Short-term deposits	$250	$250	$--	$--
Restricted term deposits	$3,445	$3,445	$--	$--
Total assets measured at fair value	$38,050	$38,050	$--	$--

Percentage of total assets	9.7%	9.7%	--	--

In accordance with ASC Topic 820, the Company measures its short-term deposits and restricted short-term deposits at fair value, and they are classified within Level 1. Since the Company’s term deposits are fixed rate deposits, there is an active, readily tradable market value based on quoted prices. The Company based its estimates on such prices (Level 1 pricing) as of June 30, 2012, or the measurement date. Active markets are those in which transactions occur in significant frequency and volume to provide pricing information on an on-going basis. Since valuations are based on quoted prices that are readily and regularly available in an active market, the valuation of these term deposits does not entail a significant degree of judgment.

26.    NON-CONTROLLING INTEREST

As of July 1, 2009, the Company implemented ASC Topic 810 Consolidation, which modifies the accounting and disclosure requirements for subsidiaries that are not wholly-owned. In accordance with the provisions of ASC Topic 810 Consolidation, the Company has reclassified the non-controlling interest previously reflected between long-term liabilities and stockholders’ equity and included the amount as a component of stockholders’ equity in the accompanying consolidated balance sheets. Additionally, the Company has presented the net income attributable to the Company and the non-controlling ownership interests separately in the accompanying consolidated financial statements.

Non-controlling interest represents the minority stockholders’ share of 45% of the equity of Trio-Tech (Malaysia) Sdn. Bhd., Trio-Tech (Kuala Lumpur) Sdn. Bhd., SHI International Pte. Ltd. and PT SHI Indonesia, and 24% interest in Prestal Enterprise Sdn. Bhd., which are subsidiaries of Trio-Tech International Pte. Ltd.

The table below reflects a reconciliation of the equity attributable to non-controlling interest:

	For the Year Ended June 30,
Non-controlling interest	2012	2011
Beginning balance	$2,969	$2,809
Net income/(loss)	(1,271)	353
Translation adjustment	(22)	(193)
Ending balance	$1,720	$2,969

27.    OPERATING LEASES

Operating leases arise from the leasing of the Company’s commercial and residential real estate investment property in China. Initial lease terms generally range from 12 to 60 months. Depreciation expense for assets subject to operating leases is taken into account primarily on the straight-line method over a period of twenty years in amounts necessary to reduce the carrying amount of the asset to its estimated residual value. Depreciation expense relating to the property held as investments in operating leases was $77 and $106 for fiscal years 2012 and 2011, respectively.

Investments in operating leases as at June 30:

	For the Year Ended June 30,
	2012	2011
Investment property in China	$1,238	$1,416
Addition during the year	633	--
Depreciation charge for the year	(77)	(178)
Translation adjustment	21	--
Net investment in operating leases	$1,815	$1,238

Future minimum rental income to be received from fiscal 2013 to fiscal 2015 on non-cancelable operating leases are contractually due as follows as of June 30, 2012:

For the Year Ended June 30,	Amount

2013	$126
2014	46
2015	3
$175

28.       TERM DEPOSITS

	For the Year Ended June 30,
	2012	2011
Short-term deposits	$250	$199
Restricted term deposits	3,445	3,562
Total	$3,695	$3,761

Restricted deposits represent the amounts of cash pledged to secure loans payable granted by financial institutions and serve as collateral for public utility agreements such as electricity and water and performance bonds related to customs duty payable.  Restricted deposits are classified as non-current assets, as they relate to long-term obligations and will become unrestricted only upon discharge of the obligations. Short-term deposits represent bank deposits that do not qualify as cash equivalents.

29.    ASSETS HELD FOR SALE

During the third quarter of fiscal 2011, Trio-Tech (Malaysia) Sdn. Bhd. (“TTM”), a 55% owned subsidiary of the Registrant, planned to sell its factory building in Penang, Malaysia, which was being used as its testing facility before it moved its entire operations to Petaling Jaya, Malaysia. The Penang, Malaysia operation ceased the deprecation of that property in accordance with ASC Topic 360 Property, plant and equipment.

The asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets.

Accordingly, the Company believes that the assets held for sale should be classified as current assets and that the fair value of this property, less cost to sell, is higher than its book value, and in accordance with ASC Topic 360 the asset held for sale was recorded at a net book value of $130 based on the exchange rate as at June 30, 2012 published by the Monetary Authority of Singapore.

30.    SUBSEQUENT EVENT

In October 2012, PT SHI Indonesia a 100% owned subsidiary of SHI International Pte. Ltd. in which Trio-Tech International Pte. Ltd. holds a 55% equity interest, has communicated the notice of termination of the lease of the fabrication yard in Batam Indonesia. Going forward, fabrication projects contracted by SHI International Pte. Ltd. will be subcontracted to service providers who have the facility to undertake such projects.