Form 10-Q
period 2012-09-30
TRIO TECH INTERNATIONAL
filed 2012-11-19
CIK 732026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

As of November 06, 2012, there were 3,321,555 shares of the issuer’s Common Stock, no par value, outstanding.

TRIO-TECH INTERNATIONAL
INDEX TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION, OTHER INFORMATION AND SIGNATURE

		Page
Part I.	Financial Information

Item 1.	Financial Statements
	(a) Condensed Consolidated Balance Sheets as of September 30, 2012 (Unaudited) and June 30, 2012	2
	(b) Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months Ended September 30, 2012 (Unaudited) and September 30, 2011 (Unaudited)	3
	(c) Condensed Consolidated Statements of Shareholders Equity for the Three Months Ended September 30, 2012 (Unaudited) and the year ended June 30, 2012	4
	(d) Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2012 (Unaudited) and September 30, 2011 (Unaudited)	5
	(e) Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27
Item 4.	Controls and Procedures	27

Part II.	Other Information

Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Mine Safety Disclosures	28
Item 5.	Other Information	28
Item 6.	Exhibits	28

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	September 30, 2012	June 30, 2012
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash & cash equivalents	$2,088	$1,572
Short-term deposits	253	250
Trade accounts receivable, net of allowance for doubtful accounts of $114 and $122	11,036	11,311
Other receivables	720	962
Loan receivables from property development projects	1,112	1,101
Inventories, net of provision for obsolete inventory of $898 and $884	1,817	2,324
Prepaid expenses and other current assets	480	406
Asset held for sale	135	130
Total current assets	17,641	18,056

INVESTMENTS	773	765
INVESTMENT PROPERTY IN CHINA, Net	1,807	1,815
PROPERTY, PLANT AND EQUIPMENT, Net	13,690	13,193
OTHER ASSETS	832	776
RESTRICTED TERM DEPOSITS	3,527	3,445
TOTAL ASSETS	$38,270	$38,050

LIABILITIES
CURRENT LIABILITIES:
Lines of credit	$4,887	$3,605
Accounts payable	3,658	4,834
Accrued expenses	2,886	3,011
Income taxes payable	468	469
Current portion of bank loans payable	784	766
Current portion of capital leases	176	175
Total current liabilities	12,859	12,860

BANK LOANS PAYABLE, net of current portion	3,269	3,373
CAPITAL LEASES, net of current portion	192	221
DEFERRED TAX LIABILITIES	363	497
OTHER NON-CURRENT LIABILITIES	545	543
TOTAL LIABILITIES	$17,228	$17,494

COMMITMENT AND CONTINGENCIES	-	-

EQUITY
TRIO-TECH INTERNATIONAL’S SHAREHOLDERS' EQUITY:
Common stock, no par value, 15,000,000 shares authorized; 3,321,555 shares issued and outstanding as at September 30, 2012 and June 30, 2012, respectively	$10,531	$10,531
Paid-in capital	2,442	2,431
Accumulated retained earnings	2,670	2,687
Accumulated other comprehensive gain-translation adjustments	3,620	3,187
Total Trio-Tech International shareholders' equity	19,263	18,836
NON-CONTROLLING INTEREST	1,779	1,720
TOTAL EQUITY	$21,042	$20,556
TOTAL LIABILITIES AND EQUITY	$38,270	$38,050

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
UNAUDITED (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
	Three Months Ended
	Sept. 30,	Sept. 30,
	2012	2011
Revenue
Products	$5,636	$3,116
Testing Services	3,909	3,291
Fabrication Services	172	2,345
Others	30	47
	9,747	8,799
Cost of Sales
Cost of products sold	5,026	2,607
Cost of testing services rendered	2,677	2,634
Cost of fabrication services rendered	247	2,132
Others	33	26
	7,983	7,399

Gross Margin	1,764	1,400

Operating Expenses:
General and administrative	1,824	2,098
Selling	132	144
Research and development	73	75
(Gain) / Loss on disposal of property, plant and equipment	(3)	4
Total operating expenses	2,026	2,321

Loss from Operations	(262)	(921)

Other (Expenses) / Income
Interest expenses	(85)	(61)
Other income, net	182	44
Total other (expenses) / income	97	(17)

Loss from Continuing Operations before Income Taxes	(165)	(938)

Income Tax Benefits / (Expenses)	124	(37)

Loss from continuing operations before non-controlling interest, net of tax	(41)	(975)

Other Operating Activities
Equity in losses of unconsolidated joint venture, net of tax	-	(11)

Discontinued Operations (Note 16)
Loss from discontinued operations, net of tax	-	(1)
NET LOSS	(41)	(987)

Less: net loss attributable to the non-controlling interest	(24)	(183)
Net Loss Attributable to Trio-Tech International Common Shareholders	$(17)	$(804)

Amounts Attributable to Trio-Tech International Common Shareholders:
Loss from continuing operations, net of tax	(17)	(803)
Loss from discontinued operations, net of tax	-	(1)
Net Loss Attributable to Trio-Tech International Common Shareholders	$(17)	$(804)

Comprehensive Loss Attributable to Trio-Tech International Common Shareholders:

Net loss	(41)	(987)
Foreign currency translation, net of tax	555	(534)
Comprehensive Income / (Loss)	514	(1,521)
Less: Comprehensive income / (loss) attributable to the non-controlling interest	98	(218)
Comprehensive Income / (Loss) Attributable to Trio-Tech International Common Shareholders	$416	$(1,303)
Basic Loss per Share:
Basic and diluted loss per share from continuing operations attributable to Trio-Tech International	$(0.01)	$(0.24)
Basic and diluted loss per share from discontinued operations attributable to Trio-Tech International	$(0.00)	$(0.00)
Basic and diluted loss per share from net loss attributable to Trio-Tech International	$(0.01)	$(0.24)

Weighted average number of common shares outstanding
Basic	3,288	3,288
Dilutive effect of stock options
Number of shares used to compute earnings per share - diluted	3,288	3,288

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
UNAUDITED (IN THOUSANDS)

	Common Stock		Additional Paid-in	Accumulated Retained	Accumulated Other Comprehensive	Non- Controlling
	Shares	Amount	Capital	Earnings	Income	Interest	Total

Balance at June 30, 2011	3,322	$10,531	$2,227	$5,791	$3,459	$2,969	$24,977
Stock option expenses	-	-	204	-	-	-	204
Net loss	-	-	-	(3,104)	-	(1,271)	(4,375)
Translation adjustment	-	-	-	-	(272)	22	(250)

Balance at June 30, 2012	3,322	10,531	2,431	2,687	3,187	1,720	20,556
Stock option expenses	-	-	11	-	-	-	11
Net (loss) / income	-	-	-	(17)	-	(24)	(41)
Dividend declared by subsidiary	-	-	-	-	-	(39)	(39)
Translation adjustment	-	-	-	-	433	122	555

Balance at Sept. 30, 2012	3,322	10,531	2,442	2,670	3,620	1,779	21,042

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (IN THOUSANDS)

	Three Months Ended
	Sept 30,	Sept 30,
	2012	2011
	(Unaudited)	(Unaudited)
Cash Flow from Operating Activities
Net loss	$(41)	$(987)
Adjustments to reconcile net loss to net cash flow used in operating activities
Depreciation and amortization	625	686
Bad debt recovery, net	(11)	(22)
Inventory provision	-	5
Warranty expense, net	3	12
Accrued interest expense, net of interest income	49	54
(Gain) / Loss on sale of property-continued operations	(3)	4
Stock compensation	11	42
Deferred tax provision	(150)	(18)
Loss in equity of unconsolidated joint venture	-	11
Changes in operating assets and liabilities, net of acquisition effects
Accounts receivables, net	414	(237)
Other receivables	264	(1,099)
Other assets	(39)	(308)
Inventories	573	15
Prepaid expenses and other current assets	(63)	(28)
Accounts payable and accrued liabilities	(1,513)	1,369
Income tax payable	13	3
Other non-current liabilities	(267)	-
Net Cash Used In Operating Activities	(135)	(498)

Cash Flow from Investing Activities

Proceeds from maturing of unrestricted and restricted term deposits, net	56	3
Additions to property, plant and equipment	(673)	(463)
Proceeds from disposal of plant, property and equipment	3	-
Net Cash Used in Investing Activities	(614)	(460)

Cash Flow from Financing Activities
Borrowing on lines of credit, net	1,387	617
Repayment of bank loans and capital leases	(24)	(115)
Net Cash Provided by Financing Activities	1,363	502

Effect of Changes in Exchange Rate	(98)	124

NET INCREASE / (DECREASE) IN CASH	516	(332)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,572	3,111
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,088	$2,779

Supplementary Information of Cash Flows
Cash paid during the period for:
Interest	$75	$55
Income taxes	$(35)	$32

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

* 100% owned by Trio-Tech International Pte. Ltd.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  All significant inter-company accounts and transactions have been eliminated in consolidation. The un-audited condensed consolidated financial statements are presented in U.S. dollars.  The accompanying condensed consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.  Operating results for the three months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2013.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the fiscal year ended June 30, 2012.

2.  NEW ACCOUNTING PRONOUNCEMENTS
New pronouncements issued but not yet effective until after September 30, 2012 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

3.  INVENTORIES

Inventories consisted of the following:

	Sept. 30,
	2012
	(Unaudited)	June 30, 2012
Raw materials	$1,118	$1,261
Work in progress	1,285	1,870
Finished goods	220	175
Less: provision for obsolete inventory	(898)	(884)
Currency translation effect	92	(98)
	$1,817	$2,324

The following table represents the changes in provision for obsolete inventory:

	Sept. 30,
	2012
	(Unaudited)	June 30, 2012
Beginning	$884	$937
Additions charged to expenses	-	31
Usage - disposition	(3)	(59)
Currency translation effect	17	(25)
Ending	$898	$884

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

Assumptions

No options were granted during the three months ended September 30, 2012 and 2011, however the Company calculates the fair value for option awards on the date of grant using the Black-Scholes option pricing model.

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

The Company did not grant any options pursuant to the 2007 Employee Plan during the three months ended September 30, 2012. The Company recognized stock-based compensation expenses of $11 in the three months ended September 30, 2012 under the 2007 Employee Plan. The balance of unamortized stock-based compensation of $27 based on fair value on the grant date related to options granted under the 2007 Employee Plan is expected to be recognized over a period of two years.

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

As of September 30, 2012, there were vested employee stock options covering a total of 267,750 shares of Common Stock. The weighted-average exercise price was $3.77 and the weighted average contractual term was 1.86 years. The total fair value of vested and outstanding employee stock options as of June 30, 2012 was $645.

As of September 30, 2011, there were vested employee stock options covering a total of 169,875 shares of Common Stock. The weighted-average exercise price was $4.65 and the weighted average remaining contractual term was 2.28 years. The total fair value of vested employee stock options as of September 30, 2011 was $103.

A summary of option activities under the 2007 Employee Plan during the three month period ended September 30, 2012 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 1, 2012	313,000	$3.85	2.31	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	(3,000)	(4.76)	2.88	-
Outstanding at September 30, 2012	310,000	$3.85	2.05	$-
Exercisable at September 30, 2012	267,750	$3.77	1.86	$-

A summary of the status of the Company’s non-vested employee stock options during the three months ended September 30, 2012 is presented below:

		Weighted Average Grant-Date
	Options	Fair Value
Non-vested at July 1, 2012	43,250	$3.29
Granted	-	-
Vested	-	-
Forfeited	(1,000)	3.16
Non-vested at September 30, 2012	42,250	$3.29

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

There were no options exercised under the 2007 Directors Equity Incentive Plan during either the first quarter of fiscal 2013 or fiscal 2012. The Company did not recognize any stock-based compensation expenses in the three months ended September 30, 2012 and 2011, respectively, under the 2007 Directors Plan.

As of September 30, 2012, there were vested director stock options covering a total of 385,000 shares of Common Stock. The weighted-average exercise price was $4.52 and the weighted average remaining contractual term was 2.20 years. The total fair value of vested directors' stock options as of September 30, 2012 was $1,031. All of our director stock options vest immediately at the date of grant. There were no unvested director stock options as of September 30, 2012.

As of September 30, 2011, there were vested director stock options covering a total of 335,000 shares of Common Stock. The weighted-average exercise price was $4.86 and the weighted average remaining contractual term was 2.90 years. The total fair value of vested director’s stock options as of September 30, 2011 was $976. All of our director stock options vest immediately at the date of grant. There were no unvested director stock options as of September 30, 2011.

The total intrinsic value of vested and outstanding directors’ stock options as of September 30, 2012 was zero. A summary of option activities under the 2007 Directors Plan during the three months ended September 30, 2012 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2012	385,000	$4.52	2.45	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2012	385,000	$4.52	2.20	$-
Exercisable at September 30, 2012	385,000	$4.52	2.20	$-

5.  EARNINGS PER SHARE

The Company adopted ASC Topic 215, Statement of Shareholders Equity. Basic EPS are computed by dividing net income available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS give effect to all dilutive potential common shares outstanding during a period. In computing diluted EPS, the average price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options and warrants.

Stock options to purchase 695,000 shares of Common Stock at exercise prices ranging from $1.72 to $9.57 per share were outstanding as of September 30, 2012 and were excluded in the computation of diluted EPS because their effect would have been anti-dilutive.

Stock options to purchase 626,875 shares of Common Stock at exercise prices ranging from $1.72 to $9.57 per share as of September 30, 2011 were excluded in the computation of diluted EPS because their effect would have been anti-dilutive.

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted EPS for the periods presented herein:

	Three Months Ended
	September 30,	September 30,
	2012	2011
	(Unaudited)	(Unaudited)

Loss attributable to Trio-Tech International common shareholders from continuing operations, net of tax	$(17)	$(803)
Loss attributable to Trio-Tech International common shareholders from discontinued operations, net of tax	-	(1)
Net loss attributable to Trio-Tech International common shareholders	$(17)	$(804)

Basic and diluted loss per share from continuing operations attributable to Trio-Tech International	(0.01)	(0.24)

Basic and diluted loss per share from discontinued operations attributable to Trio-Tech International	-	-
Basic and diluted loss per share from net loss attributable to Trio-Tech International	$(0.01)	$(0.24)

Weighted average number of common shares outstanding - basic	3,288	3,288

Dilutive effect of stock options	-	-
Number of shares used to compute earnings per share - diluted	3,288	3,288

6.  ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable consists of customer obligations due under normal trade terms. Although management generally does not require collateral, letters of credit may be required from the customers in certain circumstances. Management periodically performs credit evaluations of the customers’ financial conditions.

Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. Management includes any accounts receivable balances that are determined to be uncollectible in the allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  Based on the information available to us, management believed the allowance for doubtful accounts as of September 30, 2012 and June 30, 2012 was adequate.

The following table represents the changes in the allowance for doubtful accounts:

	Sept. 30, 2012 (Unaudited)	June 30, 2012
Beginning balance	$122	$69
Additions charged to expenses	45	113
Recovered / write-off	(56)	(59)
Currency translation effect	3	(1)
Ending balance	$114	$122

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

	Sept. 30, 2012 (Unaudited)		June 30, 2012
Beginning balance	$60		$29
Additions charged to cost and expenses	3		32
Recovered	-		-
Actual usage	-		-
Currency translation effect	2		(1)
Ending balance	$65	$29	60

8.  INCOME TAX

The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of ASC Topic 740 Income Taxes. The income tax benefit was $124 for the three months ended September 30, 2012 as compared to the income tax expenses of $37 for the three months ended September 30, 2011.

The Company accrues penalties and interest related to unrecognized tax benefits when necessary as a component of penalties and interest expenses, respectively.  The Company had not accrued any penalties or interest expenses relating to unrecognized benefits at September 30, 2012 and June 30, 2012.

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

9.  INVESTMENT PROPERTY IN CHINA

The following table presents the Company’s investment in the property in China as of September 30, 2012. The exchange rate is based on the exchange rate as of September 30, 2012 published by the Monetary Authority of Singapore.

	Investment Date	Investment Amount (RMB)	Investment Amount (U.S. Dollars)
Purchase of rental property – Property I - MaoYe	01/04/2008	5,554	882
Purchase of rental property – Property II - JiangHuai	01/06/2010	3,600	572
Purchase of rental property – Property III - Fu Li	01/04/2012	4,025	640
Gross investment in rental property		13,179	2,094

Accumulated depreciation on rental property	09/30/2012	(1,808)	(287)
Net investment in property – China		11,371	1,807

Rental Property I – Mao Ye

In fiscal 2008, TTCQ entered into a Memorandum Agreement with MaoYe Property Ltd. to purchase an office space in Chongqing, China, for a total cash purchase price of RMB 5,554. The Company rented this property to a third party on July 13, 2008. The term of the rental agreement was five years with a monthly rental income of RMB 39, or approximately $6, for the first three years, and in the fourth year with an increase of 8% in July 2011, a monthly rental income of RMB 41, or approximately $7, and another increase of 8% in July 2012.

Property purchased from Mao Ye generated a rental income of RMB 134, or approximately $21 for the three months ended September 30, 2012 and RMB 124, or approximately $19 for the same period in the last fiscal year.

Rental Property II - JiangHuai

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

The lease rental agreement of the property purchased from JiangHuai expired in January 2012 and did not generate a rental income for the three months ended September 30, 2012.  However it generated a rental income of RMB 180 or approximately $28 for the same period in the last fiscal year. The asset was reviewed for impairment and based on the market value of the property as compared to the carrying value, it was concluded that there was no requirement to impair the property.

Other Properties III – FuLi

In fiscal 2010, TTCQ entered into a Memorandum Agreement with Chongqing Fu Li Real Estate Development Co. Ltd. (“FuLi Real Estate”) to purchase two commercial properties totaling 311.99 square meters (“office space”) located in Jiang Bei District Chongqing. The total purchase price committed and paid was RMB 4,025, or approximately $633.  The construction has been completed, the property was handed over during April 2012 and the documentation of the change of title is in process.

Property purchased from FuLi Real Estate was rented to a third party effective from fourth quarter of fiscal 2012 and generated a rental income in the first quarter of fiscal 2013 of RMB57, or approximately $9, for the three months ended September 30, there was no such rental income for the same period of fiscal 2012.

Summary

Total rental income for both the investment properties (Property I and Property III) in China was $30 and $47 for the three months ended September 30, 2012 and 2011, respectively.

Depreciation expenses for the investment properties in China were $26 and $18 for the three months ended September 30, 2012, and 2011, respectively.

10.  LOAN RECEIVABLE FROM PROPERTY DEVELOPMENT PROJECTS

The following table presents the Company’s loan receivable from property development projects in China as of September 30, 2012. The exchange rate is based on the date published by the Monetary Authority of Singapore as on September 30, 2012.

		Loan Amount	Loan Amount
	Loan Date	(RMB)	(U.S. Dollars)
Investment in JiaSheng (Project B-48 Phase 2)	11/1/2011	5,000	794
Investment in JiangHuai (Project - Yu Jin Jiang An )	11/1/2011	2,000	318
Net loan receivable from property development projects		7,000	1,112

On November 1, 2010, TTCQ entered into a new Memorandum Agreement with JiaSheng Property Development Co. Ltd.(“JiaSheng”) to invest in their property development projects (Project B-48 Phase 2) located in Chongqing City, China. Due to the short-term nature of the investment, the amount was classified as a loan based on ASC Topic 310-10-25 Receivables, amounting to RMB 5,000, equivalent to approximately $94 based on the exchange rate as of September 30, 2012. The agreement guaranteed the Company an income of RMB 1,250, or approximately $196, payable in four installments of RMB 313, or approximately $49. The amount is unsecured and repayable at the end of the term. The loan was renewed in November 2011 for a period of one year, which expires on October 31, 2012. The renewed agreement guaranteed the Company an income of RMB 1,250, or approximately $196, payable in four installments of RMB 313, or approximately $49. The book value of the loan receivable approximates its fair value. TTCQ recorded other income of RMB 313, or approximately $49, from JiaSheng for the three months ended September 30, 2012 and for the three months ended September 30, 2011. The agreement expired on October 31, 2012 and the renewal of the agreement is in process as at the date of this report.

On November 1, 2010, TTCQ entered into a new Memorandum Agreement with JiangHuai to invest in their property development projects (Project - Yu Jin Jiang An) located in Chongqing City, China. Due to the short-term nature of the investment, the amount was classified as a loan based on ASC Topic 310-10-25 Receivables, amounting to RMB 2,000, equivalent to approximately $318. The agreement guaranteed the Company an income of RMB 400, or approximately $63 payable in 12 installments of RMB 33, or approximately $5.  The amount is secured by the underlying property and repayable at the end of the term. The loan was renewed on November 1, 2011, and expires on November 30, 2012. The renewed agreement guaranteed the Company an income of RMB 433, or approximately $68, payable in 13 installments.  The book value of the loan receivable approximates its fair value. TTCQ recorded other income of RMB 100 or approximately $16, from JiangHuai for the three months ended September 30, 2012 and September 31, 2011.

11.  BUSINESS SEGMENTS

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

All inter-segment revenue was revenue from the manufacturing segment to the testing and distribution segments. Total inter-segment revenue was $308 for the three months ended September 30, 2012, as compared to $217 for the same period in the last fiscal year.  Corporate assets mainly consisted of cash and prepaid expenses. Corporate expenses mainly consisted of stock option expenses, salaries, insurance, professional expenses and directors' fees. Corporate expenses are allocated to the five segments. The following segment information table includes segment operating (loss) / income after including the corporate expenses allocated to the segments, which get eliminated in the consolidation.

The following segment information is unaudited for the three months ended September 30, 2012 and 2011:

Business Segment Information:

	Three Months Ended		Operating		Depr.
		Net	(Loss)	Total	and	Capital
	Sept. 30,	Revenue	Income	Assets	Amort.	Expenditures
Manufacturing	2012	$5,292	$(240)	$11,871	$46	$6
	2011	2,798	(315)	8,004	57	4

Testing	2012	3,909	104	21,165	551	667
Services	2011	3,291	(342)	20,718	562	453

Distribution	2012	344	46	321	1	-
	2011	318	21	282	1	-

Real Estate	2012	30	(64)	4,055	27	-
	2011	47	(6)	4,735	19	-

Fabrication	2012	172	(176)	804	-	-
Services	2011	2,345	(187)	2,596	47	6

Corporate &	2012	-	68	54	-	-
Unallocated	2011	-	(92)	86	-	-

Total Company	2012	$9,747	$(262)	$38,270	$625	$673
	2011	$8,799	$(921)	$36,421	$686	$463

12.  NON-CONTROLLING INTEREST

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

The table below reflects a reconciliation of the equity attributable to non-controlling interest:

Non-controlling interest	Sept., 30, 2012 (Unaudited)	June 30, 2012
Beginning balance	$1,720	$2,969
Net loss	(24)	(1,271)
Translation adjustment	122	(22)
Dividend declared by subsidiary	(39)	-
Ending balance	$1,779	$1,720

13.  FAIR VALUE MEASUREMENTS

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

The following table provides a summary of the assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2012:

		Basis of Fair Value Measurements
	As of Sept.30, 2012 (Unaudited)	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Assets
Short-term deposits	$253	$253	$-	$-
Restricted term deposits	$3,526	$3,526	$-	$-
Total assets measured at fair value	$38,270	$38,270	$-	$-

Percentage of total assets	9.9%	9.9%	-	-

In accordance with ASC Topic 820, the Company measures its short-term deposits and restricted short-term deposits at fair value, and they are classified within Level 1. Since the Company’s term deposits are fixed rate deposits, there is an active, readily tradable market value based on quoted prices. The Company based its estimates on such prices (Level 1 pricing) as of September 30, 2012. Active markets are those in which transactions occur in significant frequency and volume to provide pricing information on an on-going basis. Since valuations are based on quoted prices that are readily and regularly available in an active market, the valuation of these term deposits does not entail a significant degree of judgment.

14.  BANK LOANS PAYABLE

Bank loans payable consisted of the following:

	Sept. 30, 2012 (Unaudited)	June 30, 2012
Note payable denominated in Malaysian ringgit to a commercial bank for infrastructure investment, maturing in August 2024, bearing interest at the bank’s prime rate (effective interest approximately 5.10% at September 30, 2012) per annum, with monthly payments of principal plus interest of $23 through August 2024, collateralized by the acquired building with net book value of RM 12,370 or approximately $4,033.	2,699	2,629

Note payable denominated in U.S. dollars to a financial institution for working capital plans in Singapore and its subsidiaries, maturing in December 2014, bearing interest at the bank’s cost of fund plus 1.50% (effective interest approximately 5.02% at September, 2012) with monthly payments of principal plus interest of $58 through December 2014. This note payable is secured by plant and equipment with the net book value of Singapore dollar $1,013 or approximately $827.	1,354	1,510

Current portion	(784)	(766)
Long term portion of bank loans payable	$3,269	$3,373

Future minimum payments (excluding interest) as at September 30, 2012 were as follows:

2013	$784
2014	792
2015	237
2016	169
2017	178
Thereafter	1,893
Total obligations and commitments	$4,053

15.  COMMITMENTS AND CONTINGENCIES

Trio-Tech (Malaysia) Sdn. Bhd. continued its expansion plans to meet the demands of a major customer in Malaysia, as the existing facility is inadequate to meet the demands of that customer.  The Malaysia operations has capital commitments for the purchase of equipment and other related infrastructure costs amounting to RM 203, or approximately $66, based on the exchange rate as of September 30, 2012 published by the Monetary Authority of Singapore.

Trio-Tech (Tianjin) Co. Ltd. in China has capital commitments for the purchase of equipment and other related infrastructure costs amounting to RMB 1,098, or approximately $175 based on the exchange rate as of September 30, 2012 published by the Monetary Authority of Singapore.

16.  DISCONTINUED OPERATION AND CORRESPONDING RESTRUCTURING PLAN

The Company’s Shanghai subsidiary, as a component of the testing segment, suffered continued operating losses for three consecutive fiscal years and the cash flow was minimal for three consecutive years.  In January 2010, the Company established a restructuring plan to close the testing operation in Shanghai, China.  Based on the restructuring plan and in accordance with ASC Topic 205-20, Presentation of Financial Statement Discontinued Operations, the Company presented the operation results from Shanghai as a discontinued operation, as the Company believed that no continued cash flow would be generated by the disposed component (Shanghai subsidiary) and that the Company would have no significant continuing involvement in the operation of the discontinued component In accordance with the restructuring plan, before moving out of the Company will be required to pay the outstanding balance of accounts payable of RMB 233, or approximately $37 and to collect the accounts receivable of RMB 5, or approximately $1, based on the exchange rate as on September 30, 2012 published by the Monetary Authority of Singapore.

The Company’s Shanghai subsidiary did not incur general and administrative expenses for the three months ended September 30, 2012, however the general and administrative expenses for the three months ended September 30, 2011 was $1, for winding down the operation in Shanghai. The Shanghai operations anticipate that it may incur additional costs and expenses in winding down the business of the subsidiary through which the China facility was operated.

Under the provisions of ASC Topic 830, Foreign Currency Matters, translation adjustments that result when a foreign entity’s financial statements are translated into a parent company’s or an investor’s reporting currency are separately reported in the parent company’s other comprehensive income.  Foreign currency translation adjustments that are accumulated in other comprehensive income are reclassified to income only when they are realized, if the investment in the foreign entity is sold or is substantially or completely liquidated.  The foreign currency translation adjustments on the balance sheet of the Shanghai, China subsidiary as of September 30, 2012 were insignificant.

Loss from discontinued operations was as follows:

	Three Months Ended
	Sept. 30,	Sept. 30,
	2012	2011
	Unaudited	Unaudited

REVENUE	$-	$-
COST OF SALES	-	-

GROSS LOSS	-	-

OPERATING EXPENSES
General and administrative	-	1
Total	-	1

LOSS FROM DISCONTINUED OPERATION	-	(1)

OTHER EXPENSES	-	-

LOSS FROM DISCONTINUED OPERATIONS	$-	$(1)

The Company does not provide a separate cash flow statement for the discontinued operation, as the impact of this discontinued operation was immaterial.

17.  INVESTMENT

During the second quarter of fiscal 2011, the Company entered into a joint-venture agreement with JiaSheng Property Development Co. Ltd. (“JiaSheng”) to develop real estate projects in China. The Company invested RMB 10,000, or  approximately $1,589, for a 10% interest in the newly formed joint venture, which was incorporated as a limited liability company, Chong Qing Jun Zhou Zhi Ye Co. Ltd. (the “joint venture”), in China. The agreement stipulated that the Company would nominate two of the five members of the Board of Directors of the joint venture and would have the ability to assign two members of management to the joint venture.  The agreement also stipulated that the Company would receive a fee of RMB 10,000, or approximately $1,589, for the services rendered in connection with obtaining priority to bid in certain real estate projects from the local government. Upon signing of the agreement, JiaSheng paid the Company RMB 5,000, or approximately $ 794 in cash. The remaining RMB 5,000 or approximately $794 will be paid over 72 months commencing in 36 months from the date of the agreement when the joint venture secures a property development project stated inside the joint venture agreement. The Company considered the RMB 5,000, or approximately $794, received in cash from JiaSheng, the controlling venturer in the joint venture, as a partial return of the Company’s initial investment of RMB 10,000, or approximately $1,589. Therefore, the RMB 5,000, or approximately $794, received in cash was offset against the initial investment of RMB 10,000 or approximately $1,589. The Company further reduced its investments by RMB 137, or approximately $22, towards the losses incurred by the joint venture.  resulting in a net investment of RMB 5,000, or approximately $773, based on exchange rate as of September 30, 2012 published by Monetary Authority of Singapore, as of September 30, 2012.  The Company considers that the collectability of the remaining RMB 5,000 or approximately $773, based on exchange rate as of September 30, 2012 published by Monetary Authority of Singapore,  is uncertain due to the extended terms of the payment, and therefore has not recorded this amount as receivable as of September 30, 2012.

In the first quarter of fiscal 2012, due to the resignation of two directors representing TTI on the board of the joint venture, the Company concluded that it could no longer exert a significant influence over the joint venture’s operating and financial activities. Therefore, the Company began accounting for this investment using the cost method effective September 29, 2011. An impairment review was made during the quarter ended September 30, 2012 since the carrying value of this investment at September 30, 2012 was $773, which approximates the Company’s pro rata share in the joint venture’s underlying value, no impairment was made.

In accordance with ASC Topic 323 Investments – Other, Cost Method Investments, ‘‘Investment in unconsolidated joint venture’’ as shown on the Company’s Balance Sheet consists of the cost of an investment in Chong Qing Jun Zhou Zhi Ye Co. Ltd., in which the Company has a 10.00% interest. Prior to the first quarter of fiscal 2012, the Company’s ownership in this China affiliate was recorded on the equity basis.

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

18.  LINE OF CREDIT

The Company’s credit rating provides it with readily and adequate access to funds in global markets. As of September 30, 2012, the Company has certain lines of credit that were collateralized by restricted deposits.

Entity with	Type of	Interest	Expiration	Credit	Unused
Facility	Facility	Rate	Date	Limitation	Credit
Trio-Tech Singapore	Line of Credit	With interest rates ranging from 1.77% to 6.04%	-	$7,753	$3,766

19.  BANK COVENANT VIOLATION

In the fourth quarter of fiscal year 2012, the Company’s Singapore subsidiary provided for the doubtful debts on the loan granted to one of the subsidiaries, resulting in a decrease in the net worth by an amount of approximately $1.25 million lower than the loan covenant of Singapore dollars 12 million or approximately $9.79 million, required by the financial institution. Hence, the Company did not satisfy the loan covenant. The bank has the option to recall the loan; however, management is in discussion with the financial institution for a waiver. A waiver has not been obtained as at the date of this report. The loan was already recorded as a current liability, as it matures within 12 months.

20.  ASSET HELD FOR SALE

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

Accordingly, the Company believes that the assets held for sale should be classified as current assets and that the fair value of this property, less cost to sell, is higher than its book value.  The asset held for sale was recorded at a net book value of $135 in accordance with ASC Topic 360 Property, Plant and Equipment, as compared to the net book value of $130 as at June 30, 2012.

21.  SUBSEQUENT EVENT

On October 2, 2012, management tendered the notice of termination of the lease rental of the fabrication yard in Batam, Indonesia. Based on the termination letter, the yard has to be vacated and handed over to the landlord by December 31, 2012.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Overview

The following should be read in conjunction with the condensed consolidated financial statements and notes in Item I above and with the audited consolidated financial statements and notes, the information under the headings “Risk Factors” and “Management’s discussion and analysis of financial condition and results of operations” in the our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

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

TTI generates more than 98% of its revenue from its three core business segments in the test and measurement industry, i.e. manufacturing of test equipment, testing services and distribution of test equipment. In 2007, we added a real estate revenue segment and in 2009, a fabrication segment when we ventured into providing fabrication service for oil and gas equipment industry. Our fabrication segment suffered continued operating losses since it commenced operation in fiscal year 2009. The scale of this operation is not adequate to cover its fixed costs which mainly consist of yard rental cost and direct labor cost. In the first quarter of fiscal year 2013, management determined to terminate the lease of its fabrication yard in Batam, Indonesia and, pursuant to the terms of the lease, gave the landlord notice of termination. Management intends to outsource fabrication project to a service providers who have the facilities to undertake such fabrication projects.

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

Real Estate

In 2007, TTI invested in real property in Chongqing, China, which generated investment income from real estate development projects and rental income from properties.

Fabrication

To mitigate concentration risks arising from industry concentration and customer concentration in our core businesses, TTI invested in a business that provides product and services to the oil and gas industry. This business operated from a yard facility in Indonesia and fabricated the steel structures, pipe spools, skid equipment packages and modules, heat transfer and process equipment. However, because the expected revenue and volume were not achieved, management decided to terminate the lease of the yard and outsource fabrication projects to a service provider who has the facilities to undertake such projects. Management intends to continue this segment of business and expects to achieve benefits to this segment through operating with lower fixed costs.

Subsequent Event

On October 2, 2012, management tendered the notice of termination of the lease rental of the fabrication yard in Batam, Indonesia. Based on the termination letter, the yard has to be vacated and handed over to the landlord by December 31, 2012.

First Quarter Fiscal 2013 Highlights

•	Manufacturing segment revenue increased by $2,494, or 89.1%, to $5,292 for the first quarter of fiscal 2013, compared to $2,798 for the same period in fiscal 2012.
•	Testing segment revenue increased by $618, or 18.8%, to $3,909 for the first quarter of fiscal 2013, compared to $3,291 for the same period in fiscal 2012.
•	Distribution segment revenue increased by $26, or 8.2%, to $344 for the first quarter of fiscal 2013, compared to $318 for the same period in fiscal 2012.
•	Real estate segment revenue decreased by $17, or 36.2%, to $30 for the first quarter of fiscal 2013, compared to $47 for the same period in fiscal 2012.
•	Fabrication Services segment revenue decreased by $2,173, or 92.7%, to $172 for the first quarter of fiscal 2013, compared to $2,345 for the same period in fiscal 2012.
•	The overall gross profit margins increased by 2.2% to 18.1% for the first quarter of fiscal 2013, from 15.9% for the same period in fiscal 2012.
•	Loss from operations decreased by $659, or 71.6% to $262 for the first quarter of fiscal 2013, compared to $921 for the same period in fiscal 2012.
•	General and administrative expenses decreased by $274 or 13.1% to $1,824 for the first quarter of fiscal 2013, from $2,098 for the same period in fiscal 2012.
•	Selling expenses decreased by $12 or 8.3% to $132 for the first quarter of fiscal 2013, from $144 for the same period in fiscal 2012.
•	Net loss for the first quarter of 2013 was $17 as compared to $804 for the same period in fiscal 2012.

Results of Operations and Business Outlook

The following table sets forth our revenue components for the three months ended September 30, 2012 and 2011, respectively.

Revenue Components

	Three Months Ended September 30,
	2012	2011
Revenue:
Manufacturing	5,292	2,798
Testing Services	3,909	3,291
Distribution	344	318
Real Estate	30	47
Fabrication Services	172	2,345

Total	9,747	8,799

Revenue Components

	Three Months Ended September 30,
	2012	2011
Revenue:
Manufacturing	54.3%	31.8%
Testing Services	40.1	37.4
Distribution	3.5	3.6
Real Estate	0.3	0.5
Fabrication Services	1.8	26.7

Total	100.0%	100.0%

Revenue for the three months ended September 30, 2012 was $9,747, an increase of $948, when compared to the revenue for the same period of prior fiscal year. As a percentage, revenue increased by 10.8% for the three months ended September 30, 2012, when compared to total revenue for the same period of prior year.

Revenue into and within China, the Southeast Asia regions and other countries (except revenue into and within the United States) increased by $769, or 9.2%, to $9,161, for the three months ended September 30, 2012, as compared with $8,392 for the same period of last fiscal year.

The increase in revenue for the three months ended September 30, 2012 was primarily due to an increase in revenue in the manufacturing and distribution segments in our Singapore operation, and in the testing segment in our Malaysia and China operation but partially offset by a decrease in revenue in the testing segment in our Singapore operation, fabrication segment in the Indonesia operation, and the real estate segment in our China operation.

Revenue into and within the United States was $586 for the three months ended September 30, 2012, an increase of $179, or 44.0%, from $407 for the same period of the prior fiscal year. The increase in revenue into and with United States for the three months ended September 30, 2012 was mainly due to an increase in market demand for our products in the U.S. market as compared to the same period in fiscal 2012.

Revenue for the three months ended September 30, 2012 can be discussed within the five segments as follows:

Manufacturing Segment

Revenue in the manufacturing segment as a percentage of total revenue was 54.3% for the three months ended September 30, 2012,  an increase of 22.5%, compared to 31.8% of total revenue for the same period of the last fiscal year.  The absolute amount of revenue increased by $2,494 to $5,292 for the three months ended September 30, 2012 compared to $2,798 when compared to the same period of the last fiscal year.

The increase in revenue generated by the manufacturing segment for the three months ended September 30, 2012 was primarily due to an increase in orders from our major customer. The revenue in the manufacturing segment from this major customer accounted for 39.1% of our total revenue in the manufacturing segment for the three months ended September 30, 2012 as compared to 45.9% for the same period in the last fiscal year.  The increase in revenue during this period from this customer was primarily due to an increase in their capital spending compared to the same period of last fiscal year.

The future revenue in our manufacturing segment will be significantly affected by the purchase and capital expenditure plans of this major customer if the customer base cannot be increased.

Testing Services Segment

Revenue in the testing segment as a percentage of total revenue was 40.1% for the three months ended September 30, 2012, an increase of 2.7% compared to 37.4% of total revenue for the same period of the last fiscal year. The absolute amount of revenue increased by $618 to $3,909 for the three months ended September 30, 2012, when compared to the same period of the last fiscal year.

The increase in revenue generated by the testing segment for the three months ended September 30, 2012 was primarily due to an increase in testing volume in our Malaysia and China operations, but partially offset by a decrease in testing volume in our Singapore operation. The increase in testing volume in our Malaysia and China operations were mainly due to an increase in orders by one of our major customers in our Malaysia and Tianjin operations and an increase in customer base in our Suzhou operation. Demand for testing services varies from country to country depending on changes taking place in the market and our customers’ forecasts.  As it is difficult to accurately forecast fluctuations in the market, management believes it is necessary to maintain testing facilities in close proximity to our customers in order to make it convenient for them to send us their newly manufactured parts for testing and to enable us to maintain a share of the market.

Distribution Segment

Revenue in the distribution segment accounted for 3.5% of total revenue for the three months ended September 30, 2012, a slight decrease of 0.1%, compared to 3.6% of total revenue for the same period of the last fiscal year. The absolute amount of revenue increased by $26 to $344 for the three months ended September 30, 2012, from $318 for the same period of the last fiscal year.

Real Estate Segment

The real estate segment accounted for 0.3% of total net revenue for the three months ended September 30, 2012, a decrease of 0.2% when compared to the same period of the last fiscal year. The absolute amount of net revenue in the real estate segment decreased by $17 to $30 for the three months ended September 30, 2012 from $47 for the same period of the last fiscal year. The decrease was primarily due to a decrease in our investment income and rental income in the real estate segment for the three months ended September 30, 2012 as described below.

The two main revenue components for the real estate segment were investment income and rental income.

No investment income was recorded as revenue for the three months ended September 30, 2012 and 2011.  Income of $65 for each of the three months ended September 30, 2012 and 2011 from certain of our property development investments was reclassified to loan receivables commencing in the third quarter of fiscal 2011 in accordance with ASC Topic 310-10-25 Receivables. Such income is included in “Other Income”.

Rental income for the three months ended September 30, 2012 was RMB 191 or approximately $30, based on the average exchange rate for the period of three months ended September 30, 2012, published by the Monetary Authority of Singapore, a decrease of $17 when compared to RMB 304 or approximately $47, for the same period in the last fiscal year. The decrease was primarily because one of the rental contracts reached maturity in January 2012, resulting in less rental income for the third quarter of fiscal 2012. A negotiation for the new rental contract is in process as at the date of this report.

“Investment in unconsolidated joint venture” as shown in the balance sheet consists of the cost of an investment in a joint venture, in which we have a 10.0% interest. Prior to the first quarter of fiscal 2012, the investment in this China affiliate was recorded on the equity basis. In the first quarter of fiscal 2012, we concluded that we could no longer exert significant influence on the operating and financial activities of the joint venture. Therefore, we began accounting for this investment using cost method effective September 29, 2011. The carrying value of this investment at September 30, 2012 was $773, which approximates our pro rata share of the underlying value of the joint venture. Based on ASC Topic 323 – Investment – Other, Cost Method Investments, the existing cost, after evaluating for impairment, the carrying value of the investment has been considered to be the cost of investment. The Company disposed of its option to purchase 15% of the investment from this joint venture during September 2011 for RMB 500 or approximately $79.

Fabrication Services Segment

As a percentage of total revenue, the revenue generated by the fabrication services segment accounted for 1.8% of total revenue for the three months ended September 30, 2012, as compared to 26.7% of total revenue for the same period of last fiscal year.  The absolute amount of revenue was $172 for the three months ended September 30, 2012, a decrease of $2,173, when compared to $2,345 for the same period of last fiscal year. The decrease in revenue for the three months ended September 30, 2012 generated by the segment was due to the completion of the two major projects which were being carried out in fiscal 2012 and the completion of smaller projects in the first quarter of fiscal 2013.

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

Comparison of the First Quarter Ended September 30, 2012 (“Q1 2013”) and September 30, 2011 (“Q1 2012”)

The following table sets forth certain consolidated statements of income data as a percentage of revenue for the first quarter of fiscal 2013 and 2012, respectively:

	Three Months Ended September 30,
	2012	2011
Revenue	100.0%	100.0%
Cost of sales	81.9	84.1
Gross Margin	18.1%	15.9%
Operating expenses :
General and administrative	18.7%	23.8%
Selling	1.4	1.6
Research and development	0.7	0.9
Gain on disposal of PP&E	0.0	0.1
Total operating expenses	20.8%	26.4%
Loss from Operations	(2.7)%	(10.5)%

Overall Gross Margin

Overall gross margin as a percentage of revenue increased by 2.2% to 18.1% for the three months ended September 30, 2012, from 15.9% in the same period of the last fiscal year, primarily due to an increase in the gross profit margin in the testing and distribution segments. That increase was partially offset by a decrease in gross profit margin in the manufacturing, real estate and fabrication segments.

Gross profit margin as a percentage of revenue in the manufacturing segment decreased by 6.3% to 10.3% for the three months ended September 30, 2012, from 16.6% in the same period of the last fiscal year. The decrease of gross profit margin was primarily due to the change in product mix and the higher material cost. The increase in revenues in Singapore operation was primarily due to increase in orders from one major customer as discussed above. In absolute dollar amounts, gross profits in the manufacturing segment increased by $78 to $543 for the three months ended September 30, 2012 from $465 for the same period of the last fiscal year.

Gross profit margin as a percentage of revenue in the testing segment increased by 11.5% to 31.5% for the three months ended September 30, 2012, from 20.0% in the same period of the last fiscal year. The increase in gross profit margin was primarily due to an increase in testing volume  in the first quarter fiscal 2013 as compared to the same period of the last fiscal year. The fixed costs are spread over the increased output, causing the increase gross profit margin.. In absolute dollar amounts, gross profit in the testing segment increased by $ 575 to $1,232 for the three months ended September 30, 2012 from $ 657 for the same period of the last fiscal year.

Gross profit margin as a percentage of revenue in the distribution segment increased by 5.7% to 19.5% for the three months ended September 30, 2012, from 13.8% for the same period of the last fiscal year. The increase was due to the change in product mix, as we sold more products with a higher profit margin in the distribution segment as compared to the same period of last fiscal year.  In terms of absolute dollar amounts, gross profit in the distribution segment for the three months ended September 30, 2012 was $ 68, an increase of $ 24, as compared to $ 44 in the same period of the last fiscal year. The gross profit margin of the distribution segment is not only affected by the market price of our products, but also our product mix, which changes frequently as a result of changes in market demand.

Gross profit margin as a percentage of revenue in the real estate segment was a negative 10.0% for the three months ended September 30, 2012, a decrease of 54.7% as compared to positive gross margin of 44.7% for the same period in the last fiscal year. In absolute dollar amounts, gross profit in the real estate segment for the three months ended September 30, 2012 was negative $3, as compared to gross profit of $21 in the same period of the last fiscal year.  The decrease in gross profit margin was mainly due to a decrease in rental revenue in the first quarter of fiscal 2013 as one of the rental contracts reached maturity in January, 2012. In addition, the depreciation expenses increased in the first quarter of fiscal 2013 as compared to the same period of the last fiscal year, due to increase in the investment property. An amount of $673 was transferred from down payment, which was capitalized during April 2012 into investment property in China and in property, plant and equipment as the assets were put to use during the fiscal 2012.

Gross profit margin as a percentage of revenue in the fabrication services segment deteriorated to a negative 43.6% for the three months ended September 30, 2012, compared to 9.1% for the same period of the last fiscal year. In terms of dollar amounts, gross profit in the fabrication services segment for the three months ended September 30, 2012 was negative $75, as compared to a        $213 in the same period of the last fiscal year. The revenue generated from the orders could not cover the entire fixed cost of the operation, resulting in a negative gross margin due to underutilization of the plant capacity. The cost of sales in this segment mainly consisted of rental expenses, depreciation expenses and cost of direct labor.

Operating Expenses

Operating expenses for the first quarter of fiscal 2013 and 2012 were as follows:

	Three Months Ended September 30,
(Unaudited)	2012	2011
General and administrative	$1,824	$2,098
Selling	132	144
Research and development	73	75
(Gain) / loss on disposal of PP&E	(3)	4
Total	$2,026	$2,321

General and administrative expenses decreased by $274, or 13.1%, from $2,098 to $1,824 for the three months ended September 30, 2012 compared to the same quarter of last fiscal year. The decrease in general and administrative expenses was mainly attributable to the decrease in payroll expenses in the Singapore operation which was mainly caused by the reduction in headcount and the turnover in staff. In addition, depreciation expenses increased in Malaysia operation during the first quarter of fiscal 2013 as compared to the same period of last fiscal year, but partially offset by an increase of approximately $30, in provision for doubtful debts in the real estate segment, due to the rent receivable which has exceeded the number of days stipulated in the accounts receivable collectoin and valuation policy.

Selling expenses decreased by $12, or 8.3%, for the three months ended September 30, 2012, from $144 to $132 compared to the same quarter of the last fiscal year. The decrease was mainly due to a decrease in commission expenses, as the commissionable revenue decreased in the Singapore operation.

Research and development expenses decreased slightly by $2, or 2.7%, for the three months ended September 30, 2012, from $75 to $73 compared to the same quarter of last fiscal year,

Loss from Operations

Loss from operations was $262 for the three months ended September 30, 2012 as compared $921 for the three months ended September 30, 2011, mainly due to the increase in gross margins and a decrease in operating expenses as previously discussed.

Interest Expense

Interest expense for the first quarter of fiscal 2013 and 2012 was as follows:

	Three Months Ended September 30,
(Unaudited)	2012	2011
Interest expenses	$85	$61

Interest expense increased by $24 to $85 from $61 for the three months ended September 30, 2012, primarily due to the utilization of the bank credit facilities by the Singapore operation for its working capital. We are trying to keep our debt at a minimum in order to save financing costs.  As of September 30, 2012, the Company had an unused line of credit of $3,766.

Other Income

Other income for the first quarter of fiscal 2013 and 2012 was as follows:

	Three Months Ended September 30,
(Unaudited)	2012	2011
Other income	$182	$44

Other income was $182, an increase of $138, for the three months ended September 30, 2012 as compared to $44 in the same period of the last fiscal year, primarily attributable to foreign currency exchange gains and interest income from the loan receivable in the real estate segment.

Income Tax Benefit / (Expenses)

Income tax benefit for the three months ended September 30, 2012 was $124, as compared to income tax expenses of $37 for the same period of the last fiscal year. The increase in income tax benefit was mainly due to tax refunded for the Singapore and Malaysia operations, for the three months ended September 30, 2012 as compared to the same period in the previous fiscal year.

Loss from Discontinued Operations

Loss from discontinued operations was nil for the three months ended September 30, 2012 as compared to a loss of $1 for the same period in the last fiscal year.

Non-controlling Interest

As of September 30, 2012, we held a 55% interest in Trio-Tech (Malaysia) Sdn. Bhd., Trio-Tech (Kuala Lumpur) Sdn. Bhd., SHI International Pte. Ltd., Singapore and PTSHI Indonesia and a 76% interest in Prestal Enterprise Sdn. Bhd. The non-controlling interest for the three months ended September 30, 2012 in the net loss of subsidiaries was $24, a decrease of $159 as compared $183 for the same period of the previous fiscal year.  The increase in the non-controlling interest in the net loss of subsidiaries was attributable to the increase in net loss generated by the fabrication segment of the SHI Singapore and its subsidiary PT SHI Indonesia operation which was partially offset by the increase in the net income generated by the Malaysia operation as compared to the same period in the previous fiscal year.  Our Malaysia subsidiary declared dividend for the fiscal year and the dividend payable to non-controlling interest amounted to $39.

Net Loss

Net loss was $17 for the three months ended September 30, 2012, as compared to $804 for the three months ended September 30, 2011. The decrease in net loss was mainly due to an increase in gross margin and decrease in operating expenses, as previously discussed.

Loss per Share

Basic and diluted loss per share from continuing operations for the three months ended September 30, 2012 was $0.01 compared to basic loss per share of $0.24 in the same period of the last fiscal year. There was no income or loss from discontinued operations for the three months ended September 30, 2012 as compared to a loss of $1 for the same period in the previous fiscal year. Basic and diluted  loss per share attributable to discontinued operations for the three months ended September 30, 2012 and 2011 was nil per share for both years.

Segment Information

The revenue, gross margin and income from each segment for the first quarter of fiscal 2013 and the first quarter of fiscal 2012, respectively, are presented below. As the revenue and gross margin for each segment have been discussed in the previous section, only the comparison of income from operations is discussed below.

Manufacturing Segment

The revenue, gross margin and loss from operations for the manufacturing segment for the first quarter of fiscal 2013 and 2012 were as follows:

	Three Months Ended September 30,
(Unaudited)	2012	2011
Revenue	$5,292	$2,798
Gross margin	10.3%	16.6%
Loss from operations	$(240)	$(315)

Loss from operations from the manufacturing segment decreased by $75 to $240 for the three months ended September 30, 2012 from a loss of $315 in the same period of the last fiscal year, primarily due to an increase in revenue, as discussed earlier. Operating expenses for the manufacturing segment were $783 and $780 for the three months ended September 30, 2012 and 2011, respectively.  The decrease in operating expenses of $3 was mainly due to a decrease in payroll related expenses as a result of decrease in headcount in our Singapore operation , which was partially offset by an increase in traveling expenses in this segment for the three months ended September 30, 2012, as compared to the same period of last fiscal year.

Testing Segment

The revenue, gross margin and income/ loss from operations for the testing segment for the first quarter of fiscal 2013 and 2012 were as follows:

	Three Months Ended September 30,
(Unaudited)	2012	2011
Revenue	$3,909	$3,291
Gross margin	31.5%	20.0%
Income / (loss) from operations	$104	$(342)

Income from operations in the testing segment for the three months ended September 30, 2012 was $104, as compared to a loss of $342 in the same period of the last fiscal year. The improvement was attributable to an increase of $575 in gross margin, as discussed earlier, which was partially offset by an increase of $129 in operating expenses.  Operating expenses were $1,128 and $999 for the three months ended September 30, 2012 and 2011, respectively. The increase in operating expenses of $129 was mainly attributable to an increase in payroll expenses in the Malaysia operation as a result of an increase in employee headcount and the basic wage rate,  and an increase in transportation   expenses and electricity expenses in our China testing operation as a result of an increase in sales.  These increases were partially offset by a decrease in payroll related expenses in the Singapore testing operation as a result of a reduction in employee headcount, as compared to the same period of last fiscal year.

Distribution Segment

The revenue, gross margin and income from operations for the distribution segment for the first quarter of fiscal 2013 and 2012 were as follows:

	Three Months Ended September 30,
(Unaudited)	2012	2011
Revenue	$344	$318
Gross margin	19.5%	13.8%
Income from operations	$46	$21

Income from operations in the distribution segment increased by $25 to $46 for the three months ended September 30, 2012 from $21 in the same period of the last fiscal year.   The increase in operating income was mainly due to an increase in revenue and gross margin as discussed earlier. Operating expenses were $21 and $23 for the three months ended September 30, 2012 and 2011, respectively. The decrease of $2 in operating expenses was mainly due to a decrease in commission expenses as a result of decrease in commissionable revenue.

Real Estate Segment

The revenue, gross margin and loss from operations for the real estate segment for the first quarter of fiscal 2013 and 2012 were as follows:

	Three Months Ended September 30,
(Unaudited)	2012	2011
Revenue	$30	$47
Gross margin	(10.0)%	44.7%
Loss from operations	$(64)	$(6)

Loss from operations in the real estate segment for the three months ended September 30, 2012 was $64, an increase of $58 compared to $6 for the same period of the last fiscal year.  The increase in operating loss was mainly due to a decrease in revenue and a decrease in gross profit as discussed earlier, and an increase in operating expenses of $34. The operating expenses were $61 and $27 for the three months ended September 30, 2012 and 2011, respectively. The increase in operating expenses was primarily contributed by the increase in depreciation expenses as one of the property was capitalized during April 2012. This property remains vacant as of the date of this report and hence the loss from operations is higher as compared to the same period in the last fiscal year.

Fabrication Services

The revenue, gross margin and loss from operations for the fabrication services segment for the first quarter of fiscal 2013 and 2012 were as follows:

	Three Months Ended September 30,
(Unaudited)	2012	2011
Revenue	$172	$2,345
Gross margin	(43.6)%	9.1%
Loss from operations	$(176)	$(187)

Loss from operations in the fabrication services segment was $176 for the three months ended September 30, 2012, a decrease of $11 as compared to $187 for the same period of the last fiscal year. Operating expenses were $101 and $400 for the three months ended September 30, 2012 and 2011, respectively. The decrease in operating expenses was mainly due to a decrease in depreciation expenses, payroll related expenses as a result of reduction in employee and local transportation.

Corporate

The loss from operations for corporate for the first quarters of fiscal 2013 and 2012 were as follows:

	Three Months Ended September 30,
(Unaudited)	2012	2011
Income / (loss) from operations	$68	$(92)

Corporate operating profit was $68 for the three months ended September 30, 2012, an increase of $160 from an operating loss of $92 in the same period of the last fiscal year. The improvement in the operating income was mainly attributable to an increase in recharge of corporate expenses allocated to subsidiaries. Corporate expenses are recharged based on revenues generated by the subsidiaries, and because the revenue generated by the subsidiaries was higher for the first quarter of fiscal year 2013 as compared to the same period of last fiscal year, the corporate expenses allocated to subsidiaries were higher.

Financial Condition

During the three months ended September 30, 2012, total assets increased by $220, from $38,050 as at June 30, 2012 to $38,270 as at September 30, 2012. The increase in total assets was due to an increase in cash and cash equivalent, short-term deposits, prepaid expenses, loan receivables from property development projects, investments, assets held for sales, property, plant and equipment, other assets and restricted term deposits, which was partially offset by a decrease in trade accounts receivables, other receivables, inventory, and  investment property in China and restricted term deposits.

At September 30, 2102, cash and cash equivalents were $2,088 as at September 30, 2012, reflecting an increase of $516 from $1,572 as at June 30, 2012, primarily due to collections from customers, additional borrowings from financial institutions in Singapore and withdrawal of the short-term deposits in our Thailand operation, which was partially offset by the capital expenditure in the Tianjin, China, Malaysia and Suzhou operations.

Cash and cash equivalents were $2,150 as at September 30, 2012, reflecting a decrease of $961 from $3,111 as at June 30, 2012, primarily due to payment for the capital expenditure of $750 in the Tianjin operation in China, $477 in the Malaysia operation and $164 in the Suzhou operations, which was partially offset by withdrawal of the short-term deposits in our Thailand operation.

At September 30, 2012, short-term cash deposits were $253, reflecting an increase of $3 from $250 as at June 30, 2012, The increase was primarily due to the foreign currency exchange difference between Singapore dollars and U.S. dollars coupled with interest credit.

At September 30, 2012, the trade accounts receivable balance decreased by $275 to $11,036 from $11,311 as at June 30, 2012, primarily due to a decrease in revenue in Singapore operations in the first quarter of fiscal 2013 and due to a significant collection. In addition, accounts receivable balance increased in the Tianjin and Malaysia operations due to an increase in testing segment revenue during the first quarter of fiscal 2013. The rate of turnover of accounts receivables was 103 days at the end of fiscal 2012 as compared to 95 days at the end of fiscal year 2012. The increase in accounts receivable turnover was primarily due to increase in sales and slower collection for the three months ended September 30, 2012.

At September 30, 2012, other receivables were $720, reflecting a decrease of $242 from $962 as at June 30, 2012. The decrease was primarily due to the project related deferred receivables which is no longer required as the fabrication projects have been successfully completed and classified as trade receivables in the Indonesian operations. In addition advance payment to suppliers for the renovation work in our Singapore operation, increase in goods and services tax receivable and an increase in value added tax receivable in our China operation resulted in the increase in other receivables.

At September 30, 2012 prepayments were $480, reflecting an increase of $74 from $406 as at June 30, 2012, primarily due to an renewal of insurance by paying an insurance premium for twelve months in advance in Singapore and China operations.

At September 30, 2012, the loan receivable from property development projects was $1,112 compared to $1,101 as at June 30, 2012.  The increase was primarily due to the exchange fluctuation between Singapore dollars and U.S. dollars from June 30, 2012 to September 30, 2012. The loan receivable from property development projects was primarily attributable to a loan receivable from property development projects of RMB 5,000 and RMB 2,000, or approximately $794 and $318 based on the exchange rate as on September 30, 2012 published by Monetary Authority of Singapore, from JiaSheng and JiangHuai, respectively. The investment was classified as a loan based on ASC Topic 310-10-25 Receivables.

Inventory at September 30, 2012 was $1,817, a decrease of $507, or 21.8% compared to $2,324 as at June 30, 2012. The decrease in inventory was mainly due to a decrease in the work in progress and finished goods in the Singapore operations as a result of increased manufacturing activity and increased revenue. The turnover of inventory was 37 days at the end of the first quarter of fiscal 2013 compared to 56 days at the end of fiscal year 2012.  The decrease in the inventory turnover rate was due to higher usage of inventory to meet the increase in revenue in our manufacturing segment in the first quarter of fiscal 2013 as compared to June 30, 2012.

Asset held for sale at September 30, 2012 was $135, as compared to $130 as at June 30, 2012, which asset consisted solely of a building held for sale in Penang, Malaysia. The increase of $5 was due to the currency translation between Malaysian Ringgit and U.S. dollars from June 30, 2012 to September 30, 2012.

At September 30, 2012, investments were $773, an increase of $8 from $765 as at June 30, 2012. We made an investment under “investment in unconsolidated joint ventures” in the second quarter of fiscal 2011.  In the first quarter of 2012, due to the resignation of two directors representing Trio-Tech on the board of the joint venture, the Company concluded that it could no longer exert a significant influence over the operating and financial activities of Chong Qing Jun Zhou Zhi Ye Co Ltd. operating and financial activities. Therefore the Company began accounting for this investment using the cost method effective September 29, 2011. An impairment review was made during the quarter ended September 30, 2012 and the carrying value of this investment at September 30, 2012, was $773, which approximates the Company’s pro rata share of the underlying value of Chong Qing Jun Zhou Zhi Ye Co Ltd.

Investment properties in China at September 30, 2012 were $1,807, a decrease of $8, from $1,815 as at June 30, 2012.  The decrease was primarily due to depreciation charged for the three months ended September 30, 2012, which was partially offset by the exchange fluctuation between Chinese Renminbi and U.S. dollars from June 30, 2012 to September 30, 2012.

Property, plant and equipment increased by $497 from $13,193 as at June 30, 2012 to $13,690 as at September 30, 2012, mainly due to capital expenditures of $673 incurred mainly in the Tianjin and Malaysia operations, which was partially offset by depreciation of $625 charged for the three months ended September 30, 2012, and the foreign currency exchange difference between various currencies and U.S. dollars for the three months ended September 30, 2012.

Restricted cash as at September 30, 2012 increased by $82 to $3,527, compared to $3,445 as at June 30, 2012.  It was primarily due to the foreign currency exchange difference between Singapore dollars, Malaysian Ringgit and U.S., dollars in addition with interest credit which was partially offset by withdrawal of the deposit by the Malaysia operation.

During the three months ended September 30, 2012, total liabilities decreased by $266, from $17,494 as at June 30, 2012 to $17,228 as at September 30, 2012. The decrease in total liabilities was due to a decrease in trade payables, accrued expenses, long term note payable, long term capital lease ad deferred tax liabilities, which was partially offset by an increase in line of credit and current portion of note payable.

The total of our lines of credit as at September 30, 2012 were $4,887, representing an increase of $1,282, as compared to $3,605 as at June 30, 2012. We continued to increase the utilization of the lines of credit in the first quarter of fiscal 2013 to finance the working capital needs of the Singapore, Malaysia and Tianjin operations. These lines of credit are collateralized by restricted deposits held in a financial institution in Singapore.

Accounts payable as at September 30, 2012 was $3,658 representing a decrease of $1,176, as compared to $4,834 as at June 30, 2012. The decrease in accounts payable was mainly due to the payment of suppliers using the lines of credit.

Accrued expenses as at September 30, 2012 was $2,886, representing a decrease of $125, as compared to $3,011 as at June 30, 2012. The decrease in accrued expenses was mainly due to decrease in provision for bonus as a result of the current quarter performance. There was no need for additional provision to be made and a decrease in payroll related accruals.

The outstanding bank loan payable as of September 30, 2012 was $4,053, representing a decrease of $86, as compared to $4,139 as at June 30, 2012. The decrease was mainly due to the payment towards the bank loan payable. During the second quarter of fiscal 2012 we established these term loans with financial institutions primarily to meet our investment plans of our Singapore operations, these loans were collateralized by the property, plant and equipment of Singapore operations.

Liquidity Comparison

Net cash used in operating activities decreased by $363 to an outflow of $135  for the three months ended September 30, 2012 from $498 in the same period of the last fiscal year. The decrease in net cash used in was primarily due to changes in operating assets and liabilities by $333, as previously discussed which was partially offset by decrease in net loss by $946 to $41.

Net cash used in investing activities increased by $154, to $614 for the three months ended September 30, 2012 from $460 for the same period of the last fiscal year.  The increase in cash used in investing activities was primarily due to capital expenditure of $673 which was partially offset by the proceeds from maturing unrestricted and restricted term deposits of $53.

Net cash provided by financing activities for the three months ended September 30, 2012 was $1,363, representing an increase of $861 compared to $502 during the three months ended September 30 2011. The increase was mainly due to additional capital lease of $267 and line of credits of $770 for our Singapore operation for our capital expenditure and working capital needs respectively. We increased our borrowings on lines of credit due to higher sales in the manufacturing segment in the first quarter of fiscal year 2013.

We believe that our projected cash flows from operations, borrowing availability under our revolving lines of credit, cash on hand, trade credit and the secured bank loan will provide the necessary financial resources to meet our projected cash requirements for at least the next 12 months.

Critical Accounting Estimates & Policies

There have been no significant changes in the critical accounting policies, except as disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the most recent Annual Report on Form 10-K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2012, the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective at a reasonable level.

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

Not applicable.

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
Name: VICTOR H.M. TING Vice President and Chief Financial Officer (Principal Financial Officer) Dated: November 19, 2012