Form 10-Q
period 2012-12-31
TRIO TECH INTERNATIONAL
filed 2013-02-14
CIK 732026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2012

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

As of February 4, 2013, there were 3,321,555 shares of the issuer’s Common Stock, no par value, outstanding.

TRIO-TECH INTERNATIONAL
INDEX TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION, OTHER INFORMATION AND SIGNATURE

		Page
Part I.	Financial Information

Item 1.	Financial Statements
	(a) Condensed Consolidated Balance Sheets as of December 31, 2012 (Unaudited) and June 30, 2012	2
	(b) Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months and Six Months Ended December 31, 2012 (Unaudited) and December 31, 2011 (Unaudited)	3
	(c) Condensed Consolidated Statements of Shareholders Equity for the Six Months Ended December 31, 2012 (Unaudited) and the year ended June 30, 2012	4
	(d) Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2012 (Unaudited) and December 31, 2011 (Unaudited)	5
	(e) Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	38
Item 4.	Controls and Procedures	38

Part II.	Other Information

Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3.	Defaults upon Senior Securities	39
Item 4.	Mine Safety Disclosures	39
Item 5.	Other Information	39
Item 6.	Exhibits	39

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	December 31, 2012	June 30, 2012
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash & cash equivalents	$2,790	$1,572
Short-term deposits	105	250
Trade accounts receivable, less allowance for doubtful accounts of $145 and $122	6,869	11,311
Other receivables	560	962
Loan receivables from property development projects	1,123	1,101
Inventories, less provision for obsolete inventory of $897 and $884	2,138	2,324
Prepaid expenses and other current assets	287	406
Asset held for sale	--	130
Total current assets	13,872	18,056

INVESTMENTS	781	765
INVESTMENT PROPERTIES, Net	1,933	1,815
PROPERTY, PLANT AND EQUIPMENT, Net	13,233	13,193
OTHER ASSETS	599	776
RESTRICTED TERM DEPOSITS	3,615	3,445
TOTAL ASSETS	$34,033	$38,050

LIABILITIES
CURRENT LIABILITIES:
Lines of credit	$2,626	$3,605
Accounts payable	2,631	4,834
Accrued expenses	2,611	3,011
Income taxes payable	471	469
Current portion of bank loans payable	734	766
Current portion of capital leases	151	175
Total current liabilities	9,224	12,860

BANK LOANS PAYABLE, net of current portion	3,136	3,373
CAPITAL LEASES, net of current portion	172	221
DEFERRED TAX LIABILITIES	356	497
OTHER NON-CURRENT LIABILITIES	13	543
TOTAL LIABILITIES	$12,901	$17,494

COMMITMENT AND CONTINGENCIES	--	--

EQUITY
TRIO-TECH INTERNATIONAL’S SHAREHOLDERS' EQUITY:
Common stock, no par value, 15,000,000 shares authorized; 3,321,555 shares issued and outstanding as at December 31, 2012, and June 30, 2012, respectively	$10,531	$10,531
Paid-in capital	2,733	2,431
Accumulated retained earnings	2,164	2,687
Accumulated other comprehensive gain-translation adjustments	3,739	3,187
Total Trio-Tech International shareholders' equity	19,167	18,836
NON-CONTROLLING INTEREST	1,965	1,720
TOTAL EQUITY	$21,132	$20,556
TOTAL LIABILITIES AND EQUITY	$34,033	$38,050

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
UNAUDITED (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

	Six Months Ended		Three Months Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2012	2011	2012	2011
Revenue
Products	$9,055	$6,417	$3,419	$3,301
Testing Services	7,678	6,106	3,769	2,815
Fabrication Services	302	2,800	130	455
Others	63	95	33	48
	17,098	15,418	7,351	6,619
Cost of Sales
Cost of products sold	7,825	5,350	2,799	2,743
Cost of testing services rendered	5,519	5,200	2,842	2,566
Cost of fabrication services rendered	578	2,660	331	528
Others	65	52	32	26
	13,987	13,262	6,004	5,863

Gross Margin	3,111	2,156	1,347	756

Operating Expenses:
General and administrative	3,555	4,264	1,731	2,166
Selling	262	267	129	123
Research and development	145	148	72	73
(Gain) / loss on disposal of property, plant and equipment	(3)	4	--	--
Total operating expenses	3,959	4,683	1,932	2,362

Loss from Operations	(848)	(2,527)	(585)	(1,606)

Other Income / (Expenses)
Interest expenses	(167)	(131)	(82)	(70)
Other income / (expenses), net	257	21	75	(23)
Total other income / (expenses)	90	(110)	(7)	(93)

Loss from Continuing Operations before Income Taxes	(758)	(2,637)	(592)	(1,699)

Income Tax Benefits / (Expenses)	123	99	(2)	136

Loss from continuing operations before non-controlling interest, net of tax	(635)	(2,538)	(594)	(1,563)

Other Operating Activities
Equity in earnings of unconsolidated joint venture, net of tax	--	(11)	--	--

Discontinued Operations (Note 16)
Loss from discontinued operations, net of tax	--	(2)	--	(1)
NET LOSS	(635)	(2,551)	(594)	(1,564)

Less: net loss attributable to the non-controlling interest	(112)	(544)	(88)	(361)
Net Loss Attributable to Trio-Tech International Common Shareholder	$(523)	$(2,007)	$(506)	$(1,203)

Amounts Attributable to Trio-Tech International Common Shareholders:
Loss from continuing operations, net of tax	(523)	(2,005)	(506)	(1,202)
Loss from discontinued operations, net of tax	--	(2)	--	(1)
Net Loss Attributable to Trio-Tech International Common Shareholders	$(523)	$(2,007)	$(506)	$(1,203)

Comprehensive Income / (Loss) Attributable to Trio-Tech International Common Shareholders:

Net loss	(635)	(2,551)	(594)	(1,564)
Foreign currency translation, net of tax	716	(109)	161	425
Comprehensive Income / (Loss)	81	(2,660)	(433)	(1,139)
Less: Comprehensive income / (loss) attributable to the non-controlling interest	52	(566)	(46)	(348)
Comprehensive Income / (Loss) Attributable to Trio-Tech International Common Shareholders	$29	$(2,094)	$(387)	$(791)

Basic and Diluted Loss per Share:
Basic and diluted loss per share from continuing operations attributable to Trio-Tech International	$(0.16)	$(0.60)	$(0.15)	$(0.36)
Basic and diluted loss per share from discontinued operations attributable to Trio-Tech International	$--	$--	$--	$--
Basic and diluted Loss per Share from Net Loss
Attributable to Trio-Tech International	$(0.16)	$(0.60)	$(0.15)	$(0.36)

Weighted average number of common shares outstanding
Basic	3,322	3,322	3,322	3,322
Dilutive effect of stock options	--	--	--	--
Number of shares used to compute earnings per share diluted	3,322	3,322	3,322	3,322

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(IN THOUSANDS)

	Common Stock			Additional Paid-in	Accumulated Retained	Accumulated Other Comprehensive	Non- Controlling
	Shares	Amount		Capital	Earnings	Income	Interest	Total
		$		$	$	$	$	$
Balance at June 30, 2011	3,322		10,531	2,227	5,791	3,459	2,969		24,977

Stock option expenses	--		--	204	--	--	--		204
Net loss	--		--	--	(3,104)	--	(1,271)		(4,375)
Translation adjustment	--		--	--	--	(272)	22		(250)

Balance at June 30, 2012	3,322		10,531	2,431	2,687	3,187	1,720		20,556

Stock option expenses	--		--	19	--	--	--		19
Net loss	--		--	--	(523)	--	(112)		(635)
Translation adjustment	--		--	--	--	552	164		716
Dividend declared by subsidiary	--		--	--	--	--	(39)		(39)
Contributions to capital by related party – loan forgiveness	--		--	283	--	--	232		515
Balance at Dec. 31, 2012	3,322		10,531	2,733	2,164	3,739	1965		21,132

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (IN THOUSANDS)

	Six Months Ended
	December 31,	December 31,
	2012	2011
	(Unaudited)	(Unaudited)
Cash Flow from Operating Activities
Net loss	$(635)	$(2,551)
Adjustments to reconcile net loss to net cash flow provided by operating activities
Depreciation and amortization	1,266	1,365
Bad debt expense / (reversal), net	20	(29)
Inventory provision	(15)	30
Warranty expense, net	3	20
Accrued interest expense, net of interest income	24	118
(Gain) / Loss on sale of property-continued operations	(3)	4
Stock compensation	19	174
Deferred tax provision	(158)	(176)
Loss in equity of unconsolidated joint venture	--	11
Changes in operating assets and liabilities, net of acquisition effects
Accounts receivables	4,591	(1,181)
Other receivables	410	(220)
Other assets	181	102
Inventories	173	310
Prepaid expenses and other current assets	5	25
Accounts payable and accrued liabilities	(2,222)	259
Income tax payable	15	(15)
Other non-current liabilities	(28)	--
Net cash (used in) provided by operating activities	3,646	(1,754)

Cash Flow from Investing Activities
Proceeds from / (Investment in) maturing of unrestricted and restricted term deposits, net	137	(1,296)
Additions to property, plant and equipment	(765)	(1,132)
Proceeds from disposal of plant, property and equipment	3	--
Net cash used in investing activities	(625)	(2,428)

Cash Flow from Financing Activities
Borrowing / (Repayment) on lines of credit	(979)	1,392
Repayment of bank loans and capital leases	(602)	(224)
Proceeds from long-term bank loans	1	1,874
Net cash used in financing activities	(1,580)	3,042

Effect of Changes in Exchange Rate	(223)	280

NET INCREASE (DECREASE) IN CASH	1,218	(861)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,572	3,111
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,790	$2,250

Supplementary Information of Cash Flows
Cash paid during the period for:
Interest	$148	$105
Income taxes	$(35)	$66

Non-Cash Transactions
Capital lease of property, plant and equipment	$--	$--

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

	Ownership	Location

Express Test Corporation (Dormant)	100%	Van Nuys, California
Trio-Tech Reliability Services (Dormant)	100%	Van Nuys, California
KTS Incorporated, dba Universal Systems (Dormant)	100%	Van Nuys, California
European Electronic Test Centre (Dormant)	100%	Dublin, Ireland
Trio-Tech International Pte. Ltd.	100%	Singapore
Universal (Far East) Pte. Ltd. *	100%	Singapore
Trio-Tech International (Thailand) Co. Ltd. *	100%	Bangkok, Thailand
Trio-Tech (Bangkok) Co. Ltd.	100%	Bangkok, Thailand
(49% owned by Trio-Tech International Pte. Ltd. and 51% owned by Trio-Tech International (Thailand) Co. Ltd.)
Trio-Tech (Malaysia) Sdn. Bhd. (55% owned by Trio-Tech International Pte. Ltd.)	55%	Penang and Selangor, Malaysia
Trio-Tech (Kuala Lumpur) Sdn. Bhd.	55%	Selangor, Malaysia
(100% owned by Trio-Tech Malaysia Sdn. Bhd.)
Prestal Enterprise Sdn. Bhd.	76%	Selangor, Malaysia
(76% owned by Trio-Tech International Pte. Ltd.)
Trio-Tech (Suzhou) Co. Ltd. *	100%	Suzhou, China
Trio-Tech (Shanghai) Co. Ltd. * (Dormant)	100%	Shanghai, China
Trio-Tech (Chongqing) Co. Ltd. *	100%	Chongqing, China
SHI International Pte. Ltd. (55% owned by Trio-Tech International Pte. Ltd)	55%	Singapore
PT SHI Indonesia (100% owned by SHI International Pte. Ltd.)	55%	Batam, Indonesia
Trio-Tech (Tianjin) Co. Ltd. *	100%	Tianjin, China

 * 100% owned by Trio-Tech International Pte. Ltd.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  All significant inter-company accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements are presented in U.S. dollars.  The accompanying condensed consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.  Operating results for the six months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2013.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the fiscal year ended June 30, 2012.

2.   NEW ACCOUNTING PRONOUNCEMENTS

New pronouncements issued but not yet effective until after December 31, 2012 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

3.  INVENTORIES

Inventories consisted of the following:

	Dec. 31, 2012	June 30,
	(Unaudited)	2012
Raw materials	$1,094	$1,261
Work in progress	1,600	1,870
Finished goods	232	175
Less: provision for obsolete inventory	(897)	(884)
Currency translation effect	109	(98)
	$2,138	$2,324

The following table represents the changes in provision for obsolete inventory:

	Dec. 31, 2012	June 30,
	(Unaudited)	2012
Beginning	$884	$937
Additions charged to expenses	-	31
Usage - disposition	(14)	(59)
Currency translation effect	27	(25)
Ending	$897	$884

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

Assumptions

No options were granted during the six months ended December 31, 2012, however the Company calculates the fair value for option awards on the date of grant using the Black-Scholes option pricing model.

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

The Company did not grant any options pursuant to the 2007 Employee Plan during the six months ended December 31, 2012. The Company recognized stock-based compensation expenses of $19 in the six months ended December 31, 2012 under the 2007 Employee Plan. The balance of unamortized stock-based compensation of $17 based on fair value on the grant date related to options granted under the 2007 Employee Plan is expected to be recognized over a period of two years.

During the six months ended December 31, 2011, stock options covering a total of 37,500 shares of the Company’s Common Stock were granted to certain employees pursuant to the 2007 Employee Plan, with an exercise price equal to the fair value of the Company’s Common Stock (as defined under the 2007 Employee Plan in conformity with Regulation 409A of the Internal Revenue Code of 1986, as amended) on December 14, 2011, the date of grant. These options vested as of the grant date. The fair value as of December 14, 2011 of the options to purchase 37,500 shares of the Company’s Common Stock was approximately $42 based on the fair value of $1.11 per share determined by using the Black Scholes option pricing model. The Company recognized stock-based compensation expense of approximately $118 in the six months ended December 31, 2011 under the 2007 Employee Plan. Unamortized stock-based compensation of $92 based on fair value on the grant date related to options granted under the 2007 Employee Plan is expected to be recognized over a period of two years.

As of December 31, 2012, there were vested employee stock options covering a total of 248,250 shares of Common Stock. The weighted-average exercise price was $2.95 and the weighted average contractual term was 1.90 years. The total fair value of vested and outstanding employee stock options as of December 31, 2012 was $496.

As of December 31, 2011, there were vested employee stock options covering a total of 232,125 shares of Common Stock. The weighted-average exercise price was $4.24 and the weighted average remaining contractual term was 2.71 years. The total fair value of vested employee stock options as of December 31, 2011 was $616.

A summary of option activities under the 2007 Employee Plan during the six month period ended December 31, 2012 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 1, 2012	313,000	$3.85	2.31	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	(44,000)	(8.69)	-	-
Outstanding at December 31, 2012	269,000	$3.05	2.06	$-
Exercisable at December 31, 2012	248,250	$2.95	1.90	$-

A summary of the status of the Company’s non-vested employee stock options during the six months ended December 31, 2012 is presented below:

		Weighted Average Grant-Date
	Options	Fair Value
Non-vested at July 1, 2012	43,250	$3.29
Granted	-	-
Vested	(21,375)	3.16
Forfeited	(1,125)	3.16
Non-vested at December 31, 2012	20,750	$3.29

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

During the six months ended December 31, 2012, the Company did not grant any options pursuant to the 2007 Directors Plan. There were no options exercised under the 2007 Directors Equity Incentive Plan during the six months ended December 31, 2012. The Company did not recognize any stock-based compensation expenses in the six months ended December 31, 2012, under the 2007 Directors Plan.

During the six months ended December 31, 2011, the Company granted options to purchase 50,000 shares of its Common Stock to our directors pursuant to the 2007 Directors Plan with an exercise price equal to the fair market value of our Common Stock (as defined under the 2007 Directors Plan in conformity with Regulation 409A or the Internal Revenue Code of 1986, as amended) at the date of grant. The fair value of the options granted to purchase 50,000 shares of the Company's Common Stock was approximately $56 based on the fair value of $1.11 per share determined by the Black Scholes option pricing model. There were no options exercised during the six month period ended December 31, 2011. The Company recognized stock-based compensation expense of $56 in the six month period ended December 31, 2011 under the 2007 Directors Plan.

As of December 31, 2012, there were vested director stock options covering a total of 325,000 shares of Common Stock. The weighted-average exercise price was $3.59 and the weighted average remaining contractual term was 2.32 years. The total fair value of vested directors' stock options as of December 31, 2012 was $698. All of our director stock options vest immediately at the date of grant. There were no unvested director stock options as of December 31, 2012.

As of December 31, 2011, there were vested director stock options covering a total of 385,000 shares of Common Stock. The weighted-average exercise price was $4.52 and the weighted average remaining contractual term was 2.95 years. The total fair value of vested director’s stock options as of December 31, 2011 was $1,031. All of our director stock options vest immediately at the date of grant. There were no unvested director stock options as of December 31, 2011.

A summary of option activities under the 2007 Directors Plan during the three months ended December 31, 2012 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2012	385,000	$4.52	2.45	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	(60,000)	(4.81)	-	-
Outstanding at December 31, 2012	325,000	$3.59	2.32	$-
Exercisable at December 31, 2012	325,000	$3.59	2.32	$-

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

Stock options to purchase 594,000 shares of Common Stock at exercise prices ranging from $1.72 to $9.57 per share were outstanding as of December 31, 2012 and were excluded in the computation of diluted EPS because their effect would have been anti-dilutive.

Stock options to purchase 714,375 shares of Common Stock at exercise prices ranging from $1.72 to $9.57 per share were outstanding as of December 31, 2011. All the outstanding options were excluded in the computation of diluted EPS for the six months ended December 31, 2011 because they were anti-dilutive.

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted EPS for the years presented herein:

	Six Months Ended		Three Months Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Loss attributable to Trio-Tech International common shareholders from continuing operations, net of tax	$(523)	$(2,005)	$(506)	$(1,202)
Loss attributable to Trio-Tech International common shareholders from discontinued operations, net of tax	--	(2)	--	(1)
Net loss attributable to Trio-Tech International common shareholders	$(523)	$(2,007)	$(506)	$(1,203)

Basic and diluted loss per share from continuing operations attributable to Trio-Tech International	$(0.16)	(0.60)	(0.15)	(0.36)

Basic and diluted loss per share from discontinued operations attributable to Trio-Tech International	--	--	--	-
Basic and diluted loss per share from net loss attributable to Trio-Tech International	$(0.16)	$(0.60)	$(0.15)	$(0.36)

Weighted average number of common shares outstanding - basic	3,322	3,322	3,322	3,322

Dilutive effect of stock options	--	--	--	--
Number of shares used to compute earnings per share - diluted	3,322	3,322	3,322	3,322

6.  ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable consists of customer obligations due under normal trade terms. Although management generally does not require collateral, letters of credit may be required from the customers in certain circumstances. Management periodically performs credit evaluations of the customers’ financial conditions.

Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. Management includes any accounts receivable balances that are determined to be uncollectible in the allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  Based on the information available to us, management believed the allowance for doubtful accounts as of December 31, 2012 and June 30, 2012 was adequate.

 The following table represents the changes in the allowance for doubtful accounts:

	Dec. 31, 2012 (Unaudited)	June 30, 2012
Beginning	$122	$69
Additions charged to expenses	91	113
Recovered / Write-off	(71)	(59)
Currency translation effect	3	(1)
Ending	$145	$122

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

	Dec. 31, 2012 (Unaudited)	June 30, 2012
Beginning	$60	$29
Additions charged to cost and expenses	3	32
Recovered	--	--
Actual usage	--	--
Currency translation effect	2	(1)
EndingE Ending	$65	$60

8.  INCOME TAX

The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of ASC Topic 740 Income Tax. The Company had an income tax expense of $2 and income tax benefit of $123 for the three and six months ended December 31, 2012 as compared to the income tax benefit of $136 and $99, respectively, for the same periods in the last fiscal year.

The Company accrues penalties and interest related to unrecognized tax benefits when necessary as a component of penalties and interest expenses, respectively.  The Company had not accrued any penalties or interest expenses relating to unrecognized benefits at June 30, 2012 and December 31, 2012.

The major tax jurisdictions in which the Company files income tax returns are the United States, Singapore and Malaysia.  The statute of limitations, in general, is open for years 2003 to 2012 for tax authorities in those jurisdictions to audit or examine income tax returns.  The Company is under annual review by the government of Singapore.  However, the Company is not currently under tax examination in any other jurisdiction.

9.  INVESTMENT PROPERTIES

The following table presents the Company’s investment in properties in China and Malaysia as of December 31, 2012. The exchange rate is based on the exchange rate as of December 31, 2012 published by the Monetary Authority of Singapore.

		Investment Amount	Investment Amount
	Investment Date	(RMB)	(U.S. Dollars)
Purchase of rental property – Property I - MaoYe	01/04/2008	5,554	891
Purchase of rental property – Property II - JiangHuai	01/06/2010	3,600	577
Purchase of rental property – Property III - Fu Li	01/06/2010	4,025	646
Gross investment in rental property		13,179	2,114
Accumulated depreciation on rental property	31/12/2011	(1,972)	(316)
Net investment in property – China		11,207	1,798

		Investment Amount	Investment Amount
	Investment Date	(RM)	(U.S. Dollars)
Purchase of rental property – Penang Property I	31/12/2012	681	223
Gross investment in rental property		681	223
Accumulated depreciation on rental property	31/12/2012	(267)	(88)
Net investment in property – Malaysia		414	135

Rental Property I

In fiscal 2008, Trio-Tech (Chongqing) Co. Ltd. (“TTCQ”) entered into a Memorandum Agreement with MaoYe Property Ltd. to purchase an office space in Chongqing, China, for a total cash purchase price of RMB 5,554. TTCQ rented this property to a third party on July 13, 2008. The term of the rental agreement was five years. For the first three years the monthly rental income was at RMB 39 or approximately $6 based on the average exchange rate for the period six months ended December 31, 2012. In the fourth year, commencing in July 2011, the rental increased by 8%, resulting in a monthly rental income of RMB 41, or approximately $7 based on the average exchange rate for the six month period ended December 31, 2012. In the fifth year, commencing in July 2012 the rental increased by another 8%, resulting in a monthly rental income of RMB 45, or approximately $7 based on the average rate for the six month period ended December 31, 2012.

Property purchased from Mao Ye generated a rental income of RMB 135, or approximately $22 and RMB 269, or approximately $43 for the three and six months ended December 31, 2012, respectively, and RMB 124, or approximately $19, and RMB 249, or approximately $39 respectively for the same periods in the last fiscal year, respectively.

Rental Property II

In fiscal 2010, TTCQ purchased eight units of commercial property in Chonqing, China, from Chongqing JiangHuai Real Estate Development Co., Ltd, for a total purchase price of RMB 3,600. TTCQ rented these commercial units to a third party and renewed the rental agreement of this property on January 8, 2011.  The rental agreement provided for a one-year renewable term with an annual rental income of RMB 720, or approximately $115 based on the average rate for the period six month period ended December 31, 2012.

The lease agreement for the property purchased from JuangHuai expired in January 2012 and did not generate any rental income for the three and six months ended December 31, 2012. However it generated a rental income of RMB 180, or approximately $28 and RMB 360, or approximately $56 for the same periods in the last fiscal year. Management reviewed this asset for impairment and, based on the market value of the property as compared to the carrying value, concluded that there was no need to impair the property.

Other Properties III – Fu Li

In fiscal 2010, TTCQ entered into a Memorandum Agreement with Chongqing Fu Li Real Estate Development Co. Ltd., to purchase two commercial properties totaling 311.99 square meters (“office space”) located in Jiang Bei District Chongqing. Although TTCQ currently rents its office premises from a third party, it intends to use the office space as its office premises. The total purchase price committed and paid was RMB 4,025, or approximately $646 based on the exchange rate as of December 31, 2012.  The construction was completed and the property was handed over during April 2012 and the documentation of the change of title is in process.

Property purchased from Fu Li generated a rental income of RMB 70, or approximately $11 and RMB 127, or approximately $20 for the three and six months ended December 31, 2012, respectively, and RMB 180, or approximately $28 and RMB 360, or approximately $56, respectively for the same period in the last fiscal year.

Penang Property I

Since the market value of the factory building in Penang, Malaysia is increasing significantly, during the second quarter of fiscal 2013 Trio-Tech Malaysia (TTM) changed the plans of sale and concluded to hold the factory building in Penang and is looking for tenant to rent the factory building. Hence,, TTM has re-classified the factory building as investment property, which has a net book value of $135.

Summary

Total rental income for all investment properties (Property I, II and III) in China was $33 and $63 for the three and six months ended December 31, 2012 respectively and was $47 and $95 respectively for the same period in the last fiscal year.

Rental income from the Penang property was nil for the three and six months ended December 31, 2012 as the property in Penang, Malaysia is vacant at the date of this report. TTM is in the process of identifying a suitable tenant.

Depreciation expenses for all investment properties in China and Malaysia were $26 and $52 for the three and six months ended December 31, 2012, respectively and were $18 and $36 respectively for the same period in the last fiscal year.

10.  LOAN RECEIVABLE FROM PROPERTY DEVELOPMENT PROJECTS

The following table presents TTCQ’s loan receivable from property development projects in China as of December 31, 2012. The exchange rate is based on the date published by the Monetary Authority of Singapore as on December 31, 2012.

	Loan Expiry	Loan Amount	Loan Amount
	Date	(RMB)	(U.S. Dollars)
Investment in JiaSheng (Project B-48 Phase 2)	31-Oct-2013	5,000	802
Investment in JiangHuai (Project - Yu Jin Jiang An)	31-May-2013	2,000	321
Net loan receivable from property development projects		7,000	1,123

On November 1, 2010, TTCQ entered into a Memorandum Agreement with JiaSheng Property Development Co. Ltd.(“JiaSheng”) to invest in their property development projects (Project B-48 Phase 2) located in Chongqing City, China. Due to the short-term nature of the investment, the amount was classified as a loan based on ASC Topic 310-10-25 Receivables, amounting to RMB 5,000 or approximately $802 based on the exchange rate as at December 31, 2012 published by the Monetary Authority of Singapore. The agreement guaranteed TTCQ an income of RMB 1,250, or approximately $196, payable in four installments of RMB 313, or approximately $49. The amount is unsecured and repayable at the end of the term. The loan was renewed in November 2011 for a period of one year, which expired on October 31, 2012 and was renewed during November 2012 and will expire on October 31, 2013. The agreement guaranteed TTCQ an income of RMB 1,250, or approximately $196, payable in four installments of RMB 313, or approximately $49. The book value of the loan receivable approximates its fair value. TTCQ recorded other income of RMB 313, or approximately $50, and RMB 626 or approximately $100, from JiaSheng for the three and six months ended December 31, 2012.

On November 1, 2010, TTCQ entered into another Memorandum Agreement with JiangHuai Property Development Co. Ltd. (“JiangHuai”) to invest in their property development projects (Project - Yu Jin Jiang An) located in Chongqing City, China. Due to the short-term nature of the investment, the amount was classified as a loan based on ASC Topic 310-10-25 Receivables, amounting to RMB 2,000 or approximately $321. The agreement guaranteed TTCQ an income of RMB 400, or approximately $63, payable in 12 installments of RMB 33, or approximately $5.  The amount is secured by the underlying property and repayable at the end of the term. The loan was renewed on November 1, 2011 and expired on November 30, 2012. The loan was renewed in November, 2012, which expires on May 31, 2013.The renewed agreement guaranteed TTCQ an income of RMB 433, or approximately $68, payable in 13 installments. The book value of the loan receivable approximates its fair value. TTCQ recorded other income of RMB 67, or approximately $11 and RMB 166 or approximately $26 respectively, from JiangHuai for the three and six months ended December 31, 2012, respectively, based on the average exchange rate as on December 31, 2012 published by the Monetary Authority of Singapore.

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

All inter-segment revenue was from the manufacturing segment to the testing and distribution segments. Total inter-segment revenue was $91 and $399 for the three and six months ended December 31, 2012, respectively, as compared to $135 and $353 for the same periods in the last fiscal year.  Corporate assets mainly consisted of cash and prepaid expenses. Corporate expenses mainly consisted of stock option expenses, salaries, insurance, professional expenses and directors' fees. Corporate expenses are allocated to the five segments. The following segment information table includes segment operating (loss) / income after including the Corporate expenses allocated to the segments, which gets eliminated in the consolidation.

The following segment information is unaudited for the six months ended December 31, 2012:

Business Segment Information:
	Six months		Operating		Depr.
	Ended	Net	(Loss)	Total	and	Capital
	Dec. 31,	Revenue	Income	Assets	Amort.	Expenditures
Manufacturing	2012	$8,371	$(431)	$9,777	$90	$19
	2011	6,014	(580)	10,385	108	8

Testing Services	2012	7,678	70	19,292	1,120	745
	2011	6,106	(1,142)	19,892	1,125	1,117

Distribution	2012	684	84	378	2	1
	2011	403	9	198	2	--

Real Estate	2012	63	(121)	4,161	54	--
	2011	95	(15)	4,423	38	--

Fabrication	2012	302	(458)	367	--	--
Services	2011	2,800	(465)	1,699	92	7

Corporate &	2012	--	8	58	--	--
Unallocated	2011	--	(334)	52	--	--

Total Company	2012	$17,098	$(848)	$34,033	$1,266	$765
	2011	$15,418	$(2,527)	$36,649	$1,365	$1,132

The following segment information is unaudited for the three months ended December 31, 2012:

Business Segment Information:
	Three months		Operating		Depr.
	Ended	Net	(Loss)	Total	and	Capital
	Dec. 31,	Revenue	Income	Assets	Amort.	Expenditures
Manufacturing	2012	$3,079	$(191)	$9,777	$44	$13
	2011	3,216	(265)	10,385	51	4

Testing Services	2012	3,769	(34)	19,292	569	78
	2011	2,815	(800)	19,892	563	664

Distribution	2012	340	38	378	1	1
	2011	85	(12)	198	1	--

Real Estate	2012	33	(57)	4,161	27	--
	2011	48	(9)	4,423	19	--

Fabrication	2012	130	(282)	367	--	--
Services	2011	455	(278)	1,699	45	1

Corporate &	2012	-	(60)	58	--	--
Unallocated	2011	-	(242)	52	--	--

Total Company	2012	$7,351	$(586)	$34,033	$641	$92
	2011	$6,619	$(1,606)	$36,649	$679	$669

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

The table below reflects a reconciliation of the equity attributable to non-controlling interest:

	Dec. 31, 2012 (Unaudited)	June 30, 2012
Non-controlling interest
Beginning balance	$1,720	$2,969
Net income / (loss)	(112)	(1,271)
Dividend declared by a subsidiary	(39)	--
Contributions to capital by related party – loan forgiveness	232	--
Translation adjustment	164	(22)
Ending balance	$1,965	$1,720

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

The following table provides a summary of the assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2012:

		Basis of Fair Value Measurements
	As of December 31, 2012	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Assets
Short-term deposits	$105	$105	$--	$--
Restricted term deposits	$3,615	$3,615	$--	$--
Total assets measured at fair value	$34,033	$34,033	$--	$--

Percentage of total assets	10.9%	10.9%	--	--

In accordance with ASC Topic 820, the Company measures its short-term deposits and restricted short-term deposits at fair value, and they are classified within Level 1. Since the Company’s term deposits are fixed rate deposits, there is an active, readily tradable market value based on quoted prices. The Company based its estimates on such prices (Level 1 pricing) as of December 31, 2012. Active markets are those in which transactions occur in significant frequency and volume to provide pricing information on an on-going basis. Since valuations are based on quoted prices that are readily and regularly available in an active market, the valuation of these term deposits does not entail a significant degree of judgment.

14.  BANK LOANS PAYABLE

Bank loans payable consisted of the following:

	Dec. 31, 2012 (Unaudited)	June 30, 2012
Note payable denominated in Malaysian ringgit to a commercial bank for infrastructure investment, maturing in August 2024, bearing interest at the bank’s prime rate (4.75% at December 31, 2012) per annum, with monthly payments of principal plus interest through August 2024, collateralized by the acquired building.	2,672	2,629

Note payable denominated in US dollars to a financial institution for working capital plans in Singapore and its subsidiaries, maturing in December 2014, bearing interest at the bank’s prime rate plus 1.50% (4.75% at December 31, 2012) with monthly payments of principal plus interest of $52 through December 2014. This note payable is secured by plant and equipment with a net book value of $1,163.	1,198	1,510

Current portion	(734)	(766)
Long term portion of bank loans payable	$3,136	$3,373

Future minimum payments (excluding interest) as at December 31, 2012 were as follows:

2013	$734
2014	766
2015	163
2016	172
2017	181
Thereafter	1,854
Total obligations and commitments	$3,870

15.  COMMITMENTS AND CONTINGENCIES

Trio-Tech (Malaysia) Sdn. Bhd. has expansion plans to meet the growing demands of a major customer in Malaysia, as the existing facility is inadequate to meet the demands of that customer.  The Company has capital commitments for the purchase of equipment and other related infrastructure costs amounting to RM 57, or approximately $18, based on the exchange rate as on December 31, 2012 published by the Monetary Authority of Singapore, in the Malaysia operations.

Trio-Tech (Tianjin) Co. Ltd. in China has capital commitments for the purchase of equipment and other related infrastructure costs amounting to RMB 2,148, or approximately $345, based on the exchange rate as on December 31, 2012 published by the Monetary Authority of Singapore. It commenced operation in the third quarter of fiscal 2011, after completion of the operations facilities process audit by the customer.

16.  DISCONTINUED OPERATION AND CORRESPONDING RESTRUCTURING PLAN

The Company’s Shanghai operation, as a component of the Testing segment, suffered continued operating losses in the past three fiscal years and the cash flow was minimal for the past three years.  In January 2010, the Company established a restructuring plan to close the Testing operation in Shanghai, China.  Based on the restructuring plan and in accordance with ASC Topic 205-20 Presentation of Financial Statement Discontinued Operations the Company presented the operation results from Shanghai as a discontinued operation as the Company believed that no continued cash flow would be generated by the disposed component (Shanghai subsidiary) and that the Company would have no significant continuing involvement in the operation of the discontinued component. In accordance with the restructuring plan, before moving out of Shanghai the Company will be required to pay the outstanding balance of accounts payable of RMB 237, or approximately $38 based on the exchange rate as on December 31, 2012 published by the Monetary Authority of Singapore.

The Company did not incur any general administrative expenses for the three and six months ended December 31, 2012 and incurred approximately $1 and $2 for the three and six months ended December 31, 2011, respectively, for winding down the operation in Shanghai. The Company anticipates that it may incur additional costs and expenses in winding down the business of the subsidiary through which the China facility was operated.

Under the provision of ASC Topic 830, Foreign Currency Matters, translation adjustments that result when a foreign entity’s financial statements are translated into a parent company’s or an investor’s reporting currency are separately reported in the parent company’s other comprehensive income.  Foreign currency translation adjustments that are accumulated in other comprehensive income are reclassified to income only when they are realized, if the investment in the foreign entity is sold or is substantially or completely liquidated.  The foreign currency translation adjustments on the balance sheet of the Shanghai, China subsidiary as of December 31, 2012 were insignificant.

Loss from discontinued operations was as follows:

	Six Months Ended		Three Months Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2012	2011	2012	2011
	Unaudited	Unaudited	Unaudited	Unaudited

REVENUE	$--	$--	$--	$--
COST OF SALES	--	--	--	--

GROSS LOSS	--	--	--	--

OPERATING EXPENSES
General and administrative	--	2	--	1
Total	--	2	--	1

LOSS FROM DISCONTINUED OPERATION	--	(2)	--	(1)

OTHER INCOME	--	--	--	--

LOSS FROM DISCONTINUED OPERATIONS	$--	$(2)	$--	$(1)

The Company does not provide a separate cash flow statement for the discontinued operation, as the impact of this discontinued operation was immaterial.

17.  INVESTMENTS

During the second quarter of fiscal 2011, the Company entered into a joint-venture agreement with JiaSheng Property Development Co. Ltd. (“JiaSheng”) to develop real estate projects in China. The Company invested RMB 10,000, or approximately $1,604, based on the exchange rate as of December 31, 2012 published by the Monetary Authority of Singapore, for a 10% interest in the newly formed joint venture, which was incorporated as a limited liability company, Chong Qing Jun Zhou Zhi Ye Co. Ltd. (the “joint venture”), in China. The agreement stipulates that the Company will nominate two of the five members of the Board of Directors of the joint venture and has the ability to assign two members of management to the joint venture.  The agreement also stipulates that the Company will receive a fee of RMB 10,000, or approximately $1,604, based on the exchange rate as of December 31, 2012 published by the Monetary Authority of Singapore, for the services rendered in connection with obtaining priority to bid in certain real estate projects from the local government. Upon signing of the agreement, JiaSheng paid the Company RMB 5,000 in cash, or approximately $802 based on the exchange rate as of December 31, 2012 published by the Monetary Authority of Singapore. The remaining RMB 5,000 will be paid over 72 months commencing in 36 months from the date of the agreement when Chong Qing Jun Zhou Zhi Ye Co. Ltd. secures a property development project stated inside the joint venture agreement. The Company considered the RMB 5,000, or approximately $802, based on the exchange rate as of December 31, 2012 published by the Monetary Authority of Singapore received in cash from JiaSheng, the controlling venturer in the joint venture, as a partial return of the Company’s initial investment of RMB 10,000, or approximately $1,604, based on the exchange rate as of December 31, 2012 published by the Monetary Authority of Singapore. Therefore, the RMB 5,000 or approximately $794, received in cash was offset against the initial investment of RMB 10,000, or approximately $1,589. The Company further reduced its investments by RMB 137, or approximately $21, towards the losses incurred by the joint venture, resulting in a net investment of RMB 4,863, or approximately $781, based on the exchange rates published by Monetary Authority of Singapore as of December 31, 2012. The Company considers that the collectability of the remaining RMB 5,000 or approximately $781, based on the exchange rate as of December 31, 2012 published by Monetary Authority of Singapore, is uncertain due to the extended terms of the payment, and therefore has not recorded this amount as receivable as of December 31, 2012.

In the first quarter of fiscal 2012, due to the resignation of two directors representing Trio-Tech on the board of joint venture, the Company concluded that it could no longer exert a significant influence over the joint venture. Therefore, the Company began accounting for this investment using the cost method effective September 29, 2011. An impairment review was made during the quarter ended December 31, 2012 and the carrying value of this investment at December 31, 2012, was $781, which approximates the Company’s pro rata share in the joint venture and underlying value.  No impairment was made.

In accordance with ASC Topic 323 Investments – Other, Cost Method Investments, ‘‘Investment in unconsolidated joint venture’’ as shown on the Company’s Balance Sheet consists of the cost of an investment in Chong Qing Jun Zhou Zhi Ye Co Ltd., in which the Company has a 10.0% interest. Prior to the first quarter of fiscal 2012, the Company’s 10.00% ownership in this China affiliate was recorded on the equity basis.

In accordance with ASC Topic 810-10-50, Disclosure for Variable Interest Entities, the Company analyzed its investments in joint ventures to determine if the joint venture is a variable interest entity (“VIE”) and would require consolidation. The Company (a) evaluates the sufficiency of the total equity at risk, (b) reviews the voting rights and decision-making authority of the equity investment holders as a group, and whether there are any guaranteed returns, protection against losses, or capping of residual returns within the group, and (c) establish whether activities within the venture are on behalf of an investor with disproportionately few voting rights in making this VIE determination. The Company would consolidate a venture that is determined to be a VIE if it was the primary beneficiary. Beginning January 1, 2010, a new accounting standard became effective and changed the method by which the primary beneficiary of a VIE is determined, a primarily qualitative approach whereby the variable interest holder, if any, has the power to direct the VIE’s most significant activities and is the primary beneficiary. The Company has determined that although the investment is a VIE, the Company is not the primary beneficiary.  Therefore, the Company does not consolidate the joint venture and it is accounted for using the cost method, since there is no significant influence.

18.  LINE OF CREDIT

The Company’s credit rating provides it with readily and adequate access to funds in global markets. As of December 31, 2012, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Expiration	Credit	Unused
Facility	Facility	Rate	Date	Limitation	Credit
Trio-Tech International Pte. Ltd., Singapore	Line of Credit	With interest rates ranging from 1.77% to 6.04%	--	$8,657	$5,639

19.  BANK COVENANT VIOLATION

In the fourth quarter of fiscal year 2012, the Company’s Singapore subsidiary provided for the allowance for the doubtful receivables on the loan granted to one of the subsidiaries, resulting in a decrease in net worth of the Singapore subsidiary by an amount of approximately $0.34 million (U.S.) lower than the loan covenant of Singapore dollars 12 million or approximately $9.82 million (U.S.), required by under the loan agreement with the financial institution. Hence, as at December 31, 2012, the Singapore subsidiary did not satisfy the loan covenant. The bank has the option to recall the loan, however management has sought and is awaiting a waiver from the financial institution of the relevant covenant. Since the loan was already recorded as a current liability, as it matures within 12 months from the date of the loan, there was no need for reclassification of the loan in this report. As at the date of this report, Singapore subsidiary has obtained the necessary approval from the board of directors to convert $1 million (U.S.) of the Corporate loan to equity in Singapore subsidiary, which will improve the networth.

20.  ASSET HELD FOR SALE

During the third quarter of fiscal 2011, Trio-Tech (Malaysia) Sdn. Bhd. (“TTM”) a 55% owned subsidiary of the Registrant planned to sell the factory building in Penang, Malaysia which was being used as its testing facility before the Company moved the entire operations to Petaling Jaya, Malaysia. The Malaysia operation ceased the depreciation of that property in accordance with ASC Topic 360 Property, plant and equipment.

Since the market value of the factory building in Penang, Malaysia is increasing significantly, during the second quarter of fiscal 2013 TTM changed the plans of sale and concluded to hold the factory building in Penang and is looking for a tenant to rent the factory building. Hence TTM has re-classified the factory building as investment property, which has a net book value of $135.

21.  RELATED PARTY TRANSACTION

A subsidiary of SHI International Pte. Ltd. owed $515 to a related party. The loan was forgiven by the related party during the quarter ended December 31, 2012. The forgiveness of the loan amounting to $515 is recorded as additional paid in capital during the second quarter of fiscal 2013 and non-controlling interest for their portion of the related forgiveness.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Overview

The following should be read in conjunction with the condensed consolidated financial statements and notes in Item I above and with the audited consolidated financial statements and notes, the information under the headings “Risk Factors” and “Management’s discussion and analysis of financial condition and results of operations” in our Annual Report on Form 10-K for the fiscal year ended June 30,  2012.

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

The Company is a provider of reliability test equipment and services to the semiconductor industry. Our customers rely on us to verify that their semiconductor components meet or exceed the rigorous reliability standards demanded for aerospace, communications and other electronics products.

TTI generated more than 97% of its revenue from its three core business segments in the test and measurement industry, i.e. manufacturing of test equipment, testing services and distribution of test equipment during the six months ended December 31, 2012. In 2007 we added a real estate revenue segment and in 2009 a fabrication segment when we ventured into providing fabrication services for oil and gas equipment industry.

Manufacturing

TTI develops and manufactures an extensive range of test equipment used in the "front end" and the "back end" manufacturing processes of semiconductors. Our equipment includes leak detectors, autoclaves, centrifuges, burn-in systems and boards, HAST testers, temperature controlled chucks, wet benches and more.

Testing

TTI provides comprehensive electrical, environmental, and burn-in testing services to semiconductor manufacturers in our testing laboratories in Southeast Asia and the United States. Our customers include both manufacturers and end-users of semiconductor and electronic components, who look to us when they do not want to establish their own facilities. The independent tests are performed to industry and customer specific standards.

Distribution

In addition to our own products and services, TTI also provides an extensive range of complementary environmental and reliability test equipment from reputable manufacturers through our distribution operations. Such equipment includes temperature cycling and shock test chambers, reflow ovens, mechanical shock testers, drop testers and more.

Real Estate

Beginning in 2007, TTI has invested in real property in Chongqing, China, which has generated investment returns as well as investment income from real estate development projects and rental income from properties.

Fabrication

To mitigate concentration risks arising from industry concentration and customer concentration in our core businesses, TTI invested in a business that provides products and services to the oil and gas industry. This business operated from a leased yard facility in Indonesia and fabricated steel structures, pipe spools, skid equipment packages and modules, heat transfer and process equipment. However, because the expected revenue and volume were not achieved, management terminated the lease for the yard during the second quarter of fiscal 2013 and intends to outsource fabrication projects to service providers who have facilities to undertake such projects. Management intends to continue this segment of business and expects to achieve benefits to this segment through operating with lower fixed costs.

Second Quarter Fiscal 2013 Highlights

•	Manufacturing segment revenue decreased by $137, or 4.3%, to $3,079 for the second quarter of fiscal 2013, compared to $3,216 for the same period in fiscal 2012.
•	Testing segment revenue increased by $954, or 33.9%, to $3,769 for the second quarter of fiscal 2013, compared to $2,815 for the same period in fiscal 2012.
•	Distribution segment revenue increased by $255, or 300.0%, to $340 for the second quarter of fiscal 2013, compared to $85 for the same period in fiscal 2012.
•	Real estate segment revenue decreased by $15, or 31.3%, to $33 for the second quarter of fiscal 2013, compared to $48 for the same period in fiscal 2012.
•	Fabrication services segment revenue decreased by $325, or 71.4%, to $130 for the second quarter of fiscal 2013, compared to $455 for the same period in fiscal 2012.
•	The overall gross profit margins increased by 6.9% to 18.3% for the second quarter of fiscal 2013, from 11.4% for the same period in fiscal 2012.
•	Loss from operations decreased by $1,021 to $585 for the second quarter of fiscal 2013, compared to $1,606 for the same period in fiscal 2012.
•	General and administrative expenses as a percentage of revenue decreased by 9.2% to 23.5% for the second quarter of fiscal 2013, from 32.7% for the same period in fiscal 2012.
•	Selling expenses as a percentage of revenue increased by 0.1% to 1.8% for the second quarter of fiscal 2013, from 1.9% for the same period in fiscal 2012.
•	Net loss attributable to Trio-Tech International for the second quarter of 2013 was $506 as compared to $1,203 for the same period in fiscal 2012.

Results of Operations and Business Outlook

The following table sets forth our revenue components for the three and six months ended December 31, 2012 and 2011, respectively.

Revenue Components	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Revenue:
Manufacturing	41.9%	48.6%	48.9%	39.0%
Testing Services	51.3	42.5	44.9	39.6
Fabrication Services	1.8	6.9	1.8	18.2
Distribution	4.6	1.3	4.0	2.6
Real Estate	0.4	0.7	0.4	0.6
Total	100.0%	100.0%	100.0%	100.0%

Revenue for the three months and six months ended December 31, 2012 was $7,351 and $17,098, respectively, an increase of $732 and $1,680, respectively, when compared to the revenue for the same periods of the prior fiscal year. As a percentage, revenue increased by 11.1% and 10.9% for the three and six months ended December 31, 2012, respectively, when compared to total revenue for the same periods of the prior year.

For the three month ended December 31, 2012, the increase in revenue was primarily due to an increase in revenue in the testing segment in our Malaysia, Thailand and China operations and an increase in revenue from the distribution segment in our Singapore operations, but partially offset by a decrease in revenue in the manufacturing and testing segment in our Singapore operations, the fabrication services segment in our Indonesia operation and real estate segment in our China operation. For the six months ended December 31, 2012, the increase in revenue was primarily due to an increase in revenue in the manufacturing segment in our Singapore operation, the testing segment in Malaysia, Thailand and China operations and the distribution segment in Singapore operation. The increase was partially offset by the decrease in revenue in the testing segment in our Singapore operation, real estate segment in China and fabrication services in our Indonesia operation.

Revenue into and within China, the Southeast Asia regions and other countries (except revenue into and within the United States) increased by $764, or 12.2%, to $7,047 and by $1,534, or 10.5%, to $16,208 for the three months and six months ended December 31, 2012, respectively, as compared with $6,283 and $14,674 for the same periods of last fiscal year.

Revenue into and within the United States was $277 and $863 for the three months and six months ended December 31, 2012, respectively, a decrease of $59 and an increase of $119, respectively, from $336 and $744 for the same periods of the prior year. The decrease in the three months result was mainly due to a decrease in orders from our customers in the U.S. market in the second quarter of fiscal 2013 as compared to the same period in fiscal 2012.  However for the six months result there was an increase in revenue due to higher demand during the first quarter of fiscal 2013 as compared to the same period in the last fiscal year.

Revenue for the three and six months ended December 31, 2012 can be discussed within the five segments as follows:

Manufacturing Segment

Revenue in the manufacturing segment as a percentage of total revenue was 41.9% and 48.9% for the three and six months ended December 31, 2012, respectively, a decrease of 6.7% and an increase of 9.9% of total revenue, respectively, when compared to the same periods of the last fiscal year.  The absolute amount of revenue decreased by $137 to $3,079 and increased by $2,357 to $8,371 for the three and six months ended December 31, 2012, respectively, compared to the same periods of the last fiscal year.

Revenue in the manufacturing segment for the three month period ended December 31, 2012 decreased primarily due to a decrease in capital spending by one of our major customers for the testing and production of their semiconductors compared to the same period of last fiscal year. The revenue in the manufacturing segment from this major customer accounted for 51.5% and 53.6% of our total revenue in the manufacturing segment for the three months ended December 31, 2012 and 2011, respectively.  Such decrease in revenue was partially offset by the revenue generated from a new customer in our Singapore operations.

Revenue in the manufacturing segment for the six month period ended December 31, 2012 increased both in the Singapore operation and the U.S. operation, due to increased demand from our customers during the first quarter of fiscal 2013 as compared to the same period of the last fiscal year. The revenue in the manufacturing segment from this major customer accounted for 64.5% and 58.1% of our total revenue in the manufacturing segment for the six months ended December 31, 2012 and 2011 respectively.

The future revenue in our manufacturing segment will be significantly affected by the purchase and capital expenditure plans of this major customer, if the customer base cannot be increased.

Testing Services Segment

Revenue in the testing segment as a percentage of total revenue was 51.3% and 44.9% for the three and six months ended December 31, 2012, respectively, an increase of 8.8% and 5.3%, respectively, of total revenue when compared to the same periods of the last fiscal year.  The absolute amount of revenue increased by $954 to $3,769 and by $1,572 to $7,678 for the three and six months ended December 31, 2012, respectively, compared to the same periods of the last fiscal year.

Revenue in the testing segment for the three and six month period ended December 31, 2012 increased primarily due to an increase in testing volume in our Malaysia, Thailand and China operations, but partially offset by a decrease in testing volume in our Singapore operations. The decrease in testing volume in our Singapore operations was mainly caused by our major customers reducing their orders due to the decrease in demand for our customers’ products. The increase in our testing volume in the Malaysia operation was due to the increase in demand for our customers’ products during the period. The Thailand operations had higher volume in this year as compared to the second quarter of fiscal 2012, which was affected by a slowdown caused by severe flooding in that fiscal year.

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

Distribution Segment

Revenue in the distribution segment accounted for 4.6% and 4.0% of total revenue for the three and six months ended December 31, 2012, respectively, an increase of 3.3% and 1.4%, respectively, when compared to the same periods of the prior year.  The absolute amount of revenue increased by $255 to $340 and by $281 to $684 for the three and six months ended December 31, 2012, respectively, compared to the same periods of the last fiscal year.

Revenue in the distribution segment for the three and six month period ended December 31, 2012 increased primarily due to an increase in orders from our existing customers due to the increase in demand for their products.

Demand for the distribution segment varies depending on the demand for our customers' products and the changes taking place in the market and our customers’ forecasts.  Hence it is difficult to accurately forecast fluctuations in the market.

Real Estate Segment

The real estate segment accounted for 0.4% of total net revenue for the three and six months ended December 31, 2012, respectively, a decrease of 0.3% and 0.2% respectively, as compared to the same periods of the prior year. The absolute amount of revenue in the real estate segment decreased by $15 to $33 and by $32 to $63 for the three and six months ended December 31, 2012, respectively, compared to the same periods of the last fiscal year. The decrease was primarily due to a decrease in rental income in the real estate segment for the three and six months ended December 31, 2012 as described below.

The two main revenue components for the real estate segment were investment income and rental income.

No investment income was recorded as “revenue” for the three and six months ended December 31, 2012 and 2011. Income for certain of our property development investments (after deduction of the relevant local taxes) was RMB 358 and RMB 748, or approximately $57 and $119, for the three and six months ended December 31, 2012 as compared to income of RMB 390 and RMB 780, or approximately $62 and $124, for the three and six months ended December 31, 2011. This investment was reclassified to loan receivables commencing in the third quarter of fiscal 2011, in accordance with ASC Topic 310-10-25 Receivables, in the third quarter of fiscal 2011. Hence such income is also reclassified as “Other Income.”

Rental income for the three and six months ended December 31, 2012 was RMB 205 and RMB 395 or approximately $33 and $63, respectively, as compared to RMB 305 and RMB 609 or approximately $47 and $95, respectively for the same period of the last fiscal year. The decrease was primarily due to the expiry of a lease agreement during January 2012. Although the Company has been looking for a suitable tenant for such property, the property is still vacant as at the date of this report. Management reviewed this asset for impairment and, based on the market value of the property as compared to the carrying value, concluded that there was no need to impair the property.

“Investment in unconsolidated joint venture” as shown in the balance sheet consists of the cost of an investment in a joint venture, in which we have a 10.00% interest. Prior to the first quarter of fiscal 2012, the investment in this China affiliate was recorded on the equity basis. In the first quarter of fiscal 2012, we concluded that we could no longer exert significant influence the operating and financial activities of the joint venture. Therefore, effective September 29, 2011, we began accounting for this investment using the cost method. The carrying value of this investment at December 31, 2012 was $781, which approximates our pro rata share of the underlying value of the joint venture. Based on ASC Topic 323 – Investment – Other, Cost Method Investments, after evaluating for impairment, the carrying value of the investment has been considered to be the cost of investment. The Company disposed of its option to purchase 15% of the investment from this joint venture during September 2011 for RMB 500, or approximately $79.

Fabrication Services Segment

As a percentage of total revenue, the revenue generated by the fabrication services segment accounted for 1.8% of total revenue for the three and six months ended December 31, 2012, respectively, as compared to 6.9% and 18.2% of total revenue for the same periods of last fiscal year.  The absolute amount of revenue was $130 and $302 for the three and six months ended December 31, 2012, respectively, representing a decrease of $325 and $2,498 as compared to $455 and $2,800 for the same period of last fiscal year. The decrease in revenue generated by the segment during the three and six months period ended December 31, 2012  was due to fewer fabrication projects in the period, combined with a reduction in orders due to the decision to terminate the lease of the yard at the end of second quarter of fiscal 2013. Management intends to continue this segment of business and expects to achieve benefits to this segment through operating with lower fixed costs.

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

Comparison of the Second Quarter Ended December 31, 2012 (“Q2 2013”) and December 31, 2011 (“Q2 2012”)

The following table sets forth certain consolidated statements of income data as a percentage of revenue for the second quarters of fiscal 2013 and 2012, respectively:

	Three Months Ended December 31,
	2012	2011
Revenue	100.0%	100.0%
Cost of sales	81.7	88.6
Gross Margin	18.3%	11.4%
Operating expenses :
General and administrative	23.5%	32.7%
Selling	1.8	1.9
Research and development	1.0	1.1
Impairment loss	0.0	0.0
Gain on disposal of PP&E	0.0	0.0
Total operating expenses	26.3%	35.7%
Loss from Operations	(8.0)%	(24.3)%

Overall Gross Margin

Overall gross margin as a percentage of revenue increased by 6.9% to 18.3% for the three months ended December 31, 2012, from 11.4% for the same period of the last fiscal year, primarily due to an increase in the gross profit margin in the manufacturing, testing and distribution segments. The increase was partially offset by a decrease in gross profit margin in the real estate and fabrication services segments.

Gross profit margin as a percentage of revenue in the manufacturing segment increased by 0.9% to 18.2% for the three months ended December 31, 2012, from 17.3% in the same period of the last fiscal year. The increase of gross profit margin was primarily due to a decrease in labor and material cost which was partially offset by the decrease in revenue in our Singapore operation. The decrease in labor cost was due to reduction in employee headcount in the Singapore operations. The decrease in material cost was due to the reduction in the procurement to manage the decrease in revenue. The decrease in revenue in our Singapore operation was primarily due to the decrease in orders from one major customer as discussed above. In absolute dollar amounts, gross profits in the manufacturing segment increased by $1 to $560 for the three months ended December 31, 2012 from $559 for the same period of the last fiscal year.

Gross profit margin as a percentage of revenue in the testing segment increased by 15.8% to 24.6% for the three months ended December 31, 2012, from 8.8% in the same period of the last fiscal year.   The increase was primarily due to an increase in testing volume in our Malaysia, Tianjin - China and Thailand operations which was partially offset by the decrease in the testing volume in our Singapore and Suzhou – China operations.  Significant portions of our cost of goods sold are fixed in the testing segment.  Thus, as the demand of services and factory utilization increase, the fixed costs are spread over the increased output, which increases the gross profit margin. In the prior fiscal year, our Thailand operation was affected by a slowdown due to floods during the second quarter in fiscal 2012, and thus the fixed costs resulted in a lower gross profit margin for that operation during such period.  However, for the three-month period ended December 31, 2012, the Thailand operation improved its performance and its gross margin. The inflow of testing volume in our Malaysia and Tianjin – China operations has enabled those operations to improve gross margin. In absolute dollar amounts, gross profit in the testing segment increased by $678, to $927 for the three months ended December 31, 2012 from $249 for the same period of the last fiscal year.

The gross profit margin of the distribution segment is not only affected by the market price of our products, but also our product mix, which changes frequently as a result of changes in market demand. Gross profit margin as a percentage of revenue in the distribution segment increased by 16.4% to 17.6% for the three months ended December 31, 2012, from 1.2% in the same period of the last fiscal year. The increase in gross margin was due to the change in product mix, as this segment increased sales of products that had higher profit margin items sufficient to offset the drop in gross margin due to the change in product mix in the distribution segment as compared to the same period of last fiscal year. In terms of absolute dollar amounts, gross profit in the distribution segment for the three months ended December 31, 2012 was $60, an increase of $59, compared to $1 in the same period of the last fiscal year.

Gross profit margin as a percentage of revenue in the real estate segment was 3.0% for the three months ended December 31, 2012, a decrease of 42.8% as compared to 45.8% in the same period in the last fiscal year. In absolute dollar amounts, gross profit in the real estate segment for the three months ended December 31, 2012 was $1, a decrease of $21, from $22 in the same period of the last fiscal year.  The decrease in the gross profit margin as a percentage of revenue was due to a decrease in rental revenue, as one of the rental contracts reached maturity in January 2012. In addition, the depreciation expenses increased in the second quarter of fiscal 2013 as compared to the same period of the last fiscal year due to an increase in the property invested in the real estate segment. An amount of $673 was transferred from down payment, which was capitalized during April 2012, into investment property in China.

Gross profit margin as a percentage of revenue in the fabrication services segment was negative 154.6% for the three months ended December 31, 2012, deteriorating by 138.6% as compared to negative margin of 16.0% for the same period of the last fiscal year. In absolute dollar amounts, gross profit in the fabrication services segment for the three months ended December 31, 2012 was negative $201, a decrease of $128, from negative $73 in the same period of the last fiscal year. The nature of the industry is such that it takes a few years initially to optimize the full capacity. The revenue generated from the orders was not adequate to cover the entire fixed cost of the operation, resulting in a negative gross margin due to underutilization of the plant capacity. The cost of sales in this segment mainly consisted of yard rental expenses, depreciation expenses and cost of direct labor.

Operating Expenses

Operating expenses for the second quarters of fiscal 2013 and 2012 were as follows:

	Three Months Ended December 31,
(Unaudited)	2012	2011
General and administrative	$1,731	$2,166
Selling	129	123
Research and development	72	73
Total	$1,932	$2,362

General and administrative expenses decreased by $435 or 20.1%, from $2,166 to $1,731 for the three months ended December 31, 2012 compared to the same period of last fiscal year. The decrease in general and administrative expenses was mainly attributable to the decrease in the expenses in the U.S., Singapore, Malaysia and Thailand operations which was partially offset by the increase in expenses in China operation. In the United States operations, stock option expenses in the corporate for the second quarter of fiscal 2013 were $8 as compared to $152 for the same period of last fiscal year, and there was a decrease in staff payroll related expenses, travel expenses which was partially offset by an increase in officers' compensation. In the Singapore operations, general and administrative expenses decreased primarily due to the allocation of corporate expenses to the subsidiaries which is based on a percentage of the revenue (as corporate expenses is recharged based on percentage of revenue and during this period the revenue was higher). In the Indonesia operation, the expenses decreased by approximately $100 due to the termination of the yard lease and reduction in headcount in the fabrication segment, which was offset by an increase in expenses such as salary and staff related expenses in the Tianjin operations which caused by the increasing scale of operations.

Selling expenses increased by $6 or 4.9%, for the three months ended December 31, 2012, from $123 to $129 compared to the same period of the last fiscal year. The increase was mainly due to an increase commission expenses as the commissionable revenue increased in the Malaysia operation.

Loss from Operations

Loss from operations was $585 for the three months ended December 31, 2012 as compared to a loss from operations of $1,606 for the three months ended December 31, 2011. The improvement was mainly due to the increase in revenue and gross margins, as previously discussed.

Interest Expense

Interest expense for the second quarter of fiscal 2013 and 2012 was as follows:

	Three Months Ended December 31,
(Unaudited)	2012	2011
Interest expenses	$(82)	$(70)

Interest expense increased by $12 to $82 for the three months ended December 31, 2012, primarily due to new credit facilities from a bank to the Singapore operation for working capital. We are trying to keep our debt at a minimum in order to save financing costs.  As of December 31, 2012, the Company had an unused line of credit of $5,639.

Income Tax (Expenses) / Benefit

Income tax expenses for the three months ended December 31, 2012 was $2, as compared to income tax benefit of $136 for the same quarter last fiscal year. The increase in income tax expenses was mainly due to income generated by the China operations, which was partially offset by the deferred tax for the timing difference recorded for the three months ended December 31, 2012 as compared to the same period in the previous fiscal year.

Loss from Discontinued Operations

Loss from discontinued operations was nil for the three months ended December 31, 2012 as compared to $1 for the same period of the last fiscal year.

Non-controlling Interest

As of December 31, 2012, we held a 55% interest in Trio-Tech (Malaysia) Sdn. Bhd., Trio-Tech (Kuala Lumpur) Sdn. Bhd., SHI International Pte. Ltd., PTSHI Indonesia and a 76% interest in Prestal Enterprise Sdn. Bhd. The non-controlling interest for the three months ended December 31, 2012, in the net loss of subsidiaries, was $88, an improvement of $273 compared to the non-controlling interest in the net loss of $361 for the same period of the previous fiscal year.  The increase in the non-controlling interest in the net income of subsidiaries was attributable to the increase in net income generated by the Malaysia testing operation which was partially offset by the loss suffered in the fabrication segment of SHI International Pte. Ltd.,and its subsidiary PT SHI Indonesia as compared to the same period in the previous fiscal year.

Net Loss

Net loss was $506 for the three months ended December 31, 2012, as compared to a net loss of $1,203 for the three months ended December 31, 2011. The decrease in net loss was mainly due to an increase in revenue, gross margin and decrease in operating expenses, as previously discussed.

Loss per Share

Basic and diluted loss per share from continuing operations for the three months ended December 31, 2012 was $0.15 compared to basic and diluted loss per share of $0.36 in the same period of the last fiscal year. The loss from discontinued operations was nil and $1 for the three months ended December 31, 2012 and 2011, respectively. Basic and diluted loss per share attributable to discontinued operations for the three months ended December 31, 2012 and 2011 was nil per share for both.

Segment Information

The revenue, gross margin and income from each segment for the second quarter of fiscal 2012 and the second quarter of fiscal 2011, respectively, are presented below. As the revenue and gross margin for each segment have been discussed in the previous section, only the comparison of income from operations is discussed below.

Manufacturing Segment

The revenue, gross margin and loss from operations for the manufacturing segment for the second quarter of fiscal 2013 and 2012 were as follows:

	Three Months Ended December 31,
(Unaudited)	2012	2011
Revenue	$3,079	$3,216
Gross margin	18.2%	17.3%
Loss from operations	$(191)	$(265)

Loss from operations from the manufacturing segment decreased by $74 to $191 for the three months ended December 31, 2012 from $265 in the same period of the last fiscal year, primarily due to a decrease in revenue which was partially offset by an increase in gross margin, as discussed earlier. Operating expenses for the manufacturing segment were $751 and $822 for the three months ended December 31, 2012 and 2011, respectively.  The decrease in operating expenses of $71 was mainly due to allocation percentage of the corporate charges and a decrease in general and administrative expenses, which was partially offset by the increase in selling expenses due to commission expenses in the USA operation caused by the increase in commissionable sales in this segment for the three months ended December 31, 2012, as compared to the same period of last fiscal year.

Testing Segment

The revenue, gross margin and loss from operations for the testing segment for the second quarter of fiscal 2012 and 2011 were as follows:

	Three Months Ended December 31,
(Unaudited)	2012	2011
Revenue	$3,769	$2,815
Gross margin	24.6%	8.8%
Loss from operations	$(34)	$(800)

Loss from operations in the testing segment for the three months ended December 31, 2012 was $34, a decrease of $766 compared to a loss of $800 in the same period of the last fiscal year. The decrease in operating loss was attributable to an increase of $678 in gross margin, as discussed earlier and a decrease of $88 in operating expenses.  Operating expenses were $961 and $1,049 for the three months ended December 31, 2012 and 2011, respectively. The decrease in operating expenses was mainly attributable to a decrease in allocation percentage of the corporate charges and in lower expenses in the Singapore testing operation due to the lower manpower cost.  The operating expenses also decreased in the Malaysia and Thailand operations which were partially offset by the increase in operating expenses in the China operation, as compared to the same period of last fiscal year.

Distribution Segment

The revenue, gross margin and income / (loss) from operations for the distribution segment for the second quarter of fiscal 2013 and 2012 were as follows:

	Three Months Ended December 31,
(Unaudited)	2012	2011
Revenue	$340	$85
Gross margin	17.6%	1.2%
Income / (Loss) from operations	$38	$(12)

Income from operations in the distribution segment increased by $50 to $38 for the three months ended December 31, 2011, from a loss of $12 in the same period of the last fiscal year.  The increase in operating income was mainly due to an increase in revenue and increase in gross profit of $59, which was partially offset by the increase in operating expenses mainly due to allocation of corporate charges. Operating expenses were $22 and $13 for the three months ended December 31, 2012 and 2011, respectively

Real Estate Segment

The revenue, gross margin and loss from operations for the real estate segment for the second quarters of fiscal 2013 and 2012 were as follows:

	Three Months Ended December 31,
(Unaudited)	2012	2011
Revenue	$33	$48
Gross margin	3.0%	45.8%
Loss from operations	$(57)	$(9)

Loss from operations in the real estate segment for the three months ended December 31, 2012 was $57, an increase of $48, compared to a loss of $9 for the same period of the last fiscal year.  The increase in operating loss was mainly due to a decrease in revenue and decrease in gross profit of $21, added with increase in operating expenses of $25. The operating expenses were $57 and $32 for the three months ended December 31, 2012 and 2011, respectively. The increase in operating expenses as compared to the same quarter in last fiscal year was primarily due to decrease in allowance for doubtful receivables.

Fabrication Services

The revenue, gross margin and loss from operations for the fabrication services segment for the second quarters of fiscal 2013 and 2012 were as follows:

	Three Months Ended December 31,
(Unaudited)	2012		2011
Revenue	$130		$455
Gross margin	(154.6	) %	(16.0	) %
Loss from operations		$(282)		$(278)

Loss from operations in the fabrication services segment was $282 for the three months ended December 31, 2012, an increase of $4, compared to a loss of $278 for the same period of the last fiscal year. The increase in operating loss was mainly due to decrease in revenue and decrease in gross margin which was partially offset by a decrease in operating expenses of $124, caused by decrease in headcount and a decrease in travel expenses and other project related expenses. Operating expenses were $81 and $205 for the three months ended December 31, 2012 and 2011, respectively. Because of the underutilization of the fabrication facilities, there was a significant drop in the gross margin loss mainly due to a decrease in revenue, as previously discussed.

Corporate

The loss from operations for corporate for the second quarters of fiscal 2013 and 2012 were as follows:

	Three Months Ended December 31,
(Unaudited)	2012	2011
Loss from operations	$(60)	$(242)

Corporate operating loss decreased by $182 to $60 for the three months ended December 31, 2012, from $242 in the same period of the last fiscal year.  The decrease in operating loss was mainly due to a decrease in stock option expenses, decrease in payroll expenses and decrease in travel expenses and an increase in corporate overhead recharged (as corporate overhead is recharged based on percentage of revenue and during this period the revenue was higher) which was partially offset by an increase in officers' compensation.  In the second quarter of fiscal 2013, there were no stock options granted and hence the stock option expenses were $8 as compared to $152 for the same period of last fiscal year.

Comparison of the Six Months Ended December 31, 2012 and December 31, 2011

	Six Months Ended December 31,
	2012	2011
Revenue	100.0%	100.0%
Cost of sales	81.8	86.0
Gross Margin	18.2%	14.0%
Operating expenses :
General and administrative	20.8%	27.7%
Selling	1.5	1.7
Research and development	0.9	1.0
Impairment loss	0.0	0.0
Gain on disposal of PP&E	0.0	0.0
Total operating expenses	23.2%	30.4%
(Loss) / Income from Operations	(5.0)%	(16.4)%

Overall Gross Margin

Overall gross margin as a percentage of revenue increased by 4.2% to 18.2% for the six months ended December 31, 2012, from 14.0% in the same period of the last fiscal year, primarily due to a increase in the gross profit margin in the testing and distribution, which was partially offset by a decrease in the gross profit margin in the manufacturing, real estate and fabrication services segments.

Gross profit margin as a percentage of revenue in the manufacturing segment decreased by 3.8% to 13.2% for the six months ended December 31, 2012, from 17.0% in the same period of the last fiscal year. In terms of absolute dollar amounts, however, the gross profit increased by $79 to $1,103 for the six months ended December 31, 2012 as compared to $1,024 for the same period in last fiscal year. The improvement in absolute dollar amount of gross margin was primarily due to an increase in the cost of sales in Singapore operations which was higher than the increase in revenue in the first quarter of fiscal 2013.  The foregoing was partially offset by the decrease in the cost in Singapore operations during the second quarter of fiscal 2013, due to reduction in headcount in the manufacturing segment resulting in a decrease in fixed cost in our Singapore operations.

Significant portions of our operating costs are fixed in the testing segment.  Thus, as the demand for services and factory utilization increases, the fixed costs are spread over the increased output, which improves the gross profit margin. Gross profit margin as a percentage of revenue in the testing segment increased by 13.3% to 28.1% for the six months ended December 31, 2012 from 14.8% in the same period of the last fiscal year. The increase was primarily due to increase in testing revenue in our Malaysia, Thailand and China operations. Thailand also improved its revenue and gross margin in the first half of fiscal 2013 as compared to the first half of fiscal 2012, during which period our Thailand operation has been affected by a slowdown due to floods without a comparable decrease in fixed costs. In terms of absolute dollar amounts, gross profit in the testing segment increased by $1,253, to $2,159 for the six months ended December 31, 2012, from $906 for the same period of the last fiscal year.

Gross profit margin as a percentage of revenue in the distribution segment increased by 7.5% to 18.7% for the six months ended December 31, 2012, from 11.2% for the same period of the last fiscal year.  The increase was due to the product mix, as we sold more products with a higher profit margin in the distribution segment as compared to the same period of last fiscal year.  In terms of absolute dollar amounts, gross profit in the distribution segment for the six months ended December 31, 2012 was $128, an increase of $83, as compared to $45 in the same period of the last fiscal year. The increase in the gross profit was primarily due to the increase in the revenue and higher gross margin. The gross profit margin of the distribution segment was not only affected by the market price of our products, but also our product mix, which changes frequently as a result of changes in market demand.

Gross profit margin as a percentage of revenue in the real estate segment was negative 4.8% for the six months ended December 31, 2012, a decrease of 50.1% from a positive 45.3% for the same period in the last fiscal year. In terms of absolute dollar amounts, gross profit in the real estate segment for the six months ended December 31, 2012 was negative $3, a decrease of $46 from $43 in the same period of the last fiscal year.  The decrease in the gross profit margin as a percentage of revenue was due to decrease in rental revenue, as one of the rental contracts reached maturity in January 2012. In addition, the depreciation expenses increased for the six months ended December 31, 2012 as compared to the same period of the last fiscal year, due to an increase in the property invested in the real estate segment. An amount of $673 was transferred from down payment, which was capitalized during April 2012 into investment property in China and in property, plant and equipment as the assets were put to use during the fiscal 2012.

Gross profit margin as a percentage of revenue in the fabrication services segment was negative 91.4% for the six months ended December 31, 2012, a deterioration of 96.4% from 5.0% for the same period of the last fiscal year. In terms of absolute dollar amounts, gross profit in the fabrication services segment for the six months ended December 31, 2012 was negative $276, a decrease of $416 from $140 in the same period of the last fiscal year.  Revenue in this segment decreased by $2,498 to $302 for the six months ended December 31, 2012, as compared to $2,800 for the same period of last fiscal year primarily due to fewer projects handled during the six months ended December 31, 2012.

Operating Expenses

Operating expenses for the six months ended December 31, 2012 and 2011 were as follows:

	Six Months Ended December 31,
(Unaudited)	2012	2011
General and administrative	$3,555	$4,264
Selling	262	267
Research and development	145	148
Impairment loss	--	--
(Gain) / Loss on disposal of PP&E	(3)	4
Total	$3,959	$4,683
General and administrative expenses decreased by $709, or 16.6%, from $4,264 to $3,555 for the six months ended December 31, 2012 compared to the same period of the last fiscal year, primarily in the testing, manufacturing, distribution and fabrication segment and the corporate office in U.S., which were partially offset by the increase in expenses in the real estate segment. The decrease in general and administrative expenses was mainly attributable to decrease in stock option expenses, decrease in staff payroll and traveling expenses in the corporate segment for the second quarter of fiscal 2013 as compared to the same period of last fiscal year, which was offset by an increase in the officers compensation travel expenses. In the Singapore operations general administrative expenses decreased mainly due to the allocation of the corporate expenses to the subsidiaries which is based on a percentage of the revenue. In the Indonesia operation the expenses decreased due to the termination of the yard lease and a reduction in headcount in the fabrication segment, which was offset by an increase in expenses such as salary and staff related expenses in the Tianjin operations. Real estate segment increased its general administrative expenses due to allowance for doubtful receivables.

Selling expenses decreased by $5, or 1.9%, for the six months ended December 31, 2012, from $267 to $262 compared to the same period of the last fiscal year, which was mainly due to a decrease in travel expenses and commission expenses as a result of lower commissionable sales in the Singapore and U.S. operations.

Loss from Operations

Loss from operations decreased by $1,679 from $2,527 to $848 for the six months ended December 31, 2012 as compared to the same period of the last fiscal year, mainly due to a increase in revenue, an increase in gross profit margin and a decrease in operating expenses.

Interest Expenses

Interest expenses for the six months ended December 31, 2012 and 2011 were as follows:

	Six Months Ended December 31,
(Unaudited)	2012	2011
Interest expenses	$(167)	$(131)

Interest expenses increased by $36 to $167 from $131 for the six months ended December 31, 2012, as compared to the same period of the last fiscal year due to new credit facilities granted by a bank to the Singapore operation for working capital.

Income Tax Benefit / (expenses)

Income tax benefit for the six months ended December 31, 2012 was $123, an increase of $24 compared to income tax benefit of $99 for the same period of the last fiscal year.  The increase in income tax benefit was mainly due to tax refunded for the Singapore and Malaysia operations for the six months ended December 31, 2012.

Loss from Discontinued Operations

Loss from discontinued operations was nil for the six months ended December 31, 2012 as compared to $2 for the same period of the last fiscal year.

Non-controlling Interest

As of December 31, 2012, we held 55% interest in Trio-Tech Malaysia, Trio-Tech (Kuala Lumpur) Sdn. Bhd., SHI International Pte. Ltd., PTSHI Indonesia and 76% interest in Prestal Enterprise Sdn. Bhd. The non-controlling interest for the six months ended December 31, 2012, in the net loss of subsidiaries, was $112, an improvement of $432 compared to the non-controlling interest in the net loss of $544 for the same period of fiscal 2012.  The increase in the non-controlling interest in the net income of subsidiaries was attributable to the increase in net income generated from the Malaysia testing operation as a result of an increase in revenue which was partially offset by net loss suffered in the fabrication segment of the SHI Singapore operation as compared to the same period in the prior fiscal year.

Net Loss

Net loss was $523 for the six months ended December 31, 2012, a $1,484 improvement from a $2,007 net loss for the same period in the last fiscal year. The decrease in net loss was mainly due to a increase in revenue and gross margin and decrease in operating expenses, as discussed above.

Loss per Share

Basic and diluted loss per share from continuing operations for the six months ended December 31, 2012 was $0.16 compared to basic and diluted loss per share of $0.60 in the same period of the last fiscal year. The loss from discontinued operations was nil and $2 for the six months ended December 31, 2012 and 2011, respectively. Basic and diluted loss per share attributable to discontinued operations for the six months ended December 31, 2012 and 2011 were nil per share for both.

Segment Information

The revenue, gross profit margin and income or loss from each segment for the six months ended December 31, 2012 and 2011, respectively, are presented below.  As the segment revenue and gross margin for each segment have been discussed in the previous section, only the comparison of income from operations is discussed below.

Manufacturing Segment

The revenue, gross margin and (loss)/income from operations for the manufacturing segment for the six months ended December 31, 2012 and 2011 were as follows:

	Six Months Ended December 31,
(Unaudited)	2012	2011
Revenue	$8,371	$6,014
Gross margin	13.2%	17.0%
Loss from operations	$(431)	$(580)

Loss from operations from the manufacturing segment decreased by $149 to $431 for the six months ended December 31, 2012 from $580 in the same period of the last fiscal year, primarily due to an increase in revenue resulting in an increase in gross profit by $79, as discussed earlier. Operating expenses for the manufacturing segment were $1,534 and $1,602 for the six months ended December 31, 2012 and 2011, respectively. The decrease in operating expenses of $68 was mainly due to a higher allocation of corporate charges due to higher revenue in this segment by the Singapore operations for the six months ended December 31, 2012 as compared to the same period of last fiscal year.

Testing Segment

The revenue, gross margin and income / (loss) from operations for the testing segment for the six months ended December 31, 2012 and 2011 were as follows:

	Six Months Ended December 31,
(Unaudited)	2012	2011
Revenue	$7,678	$6,106
Gross margin	28.1%	14.8%
Income / (Loss) from operations	$70	$(1,142)

Income from operations in the testing segment for the six months ended December 31, 2012 was $70, an improvement of $1,212 compared to a loss of $1,142 in the same period of the last fiscal year.  The operating income was attributable to an increase of $1,253 gross profit, which was partially offset by an increase of $41 in operating expenses.  Operating expenses were $2,089 and $2,048 for the six months ended December 31, 2012 and 2011, respectively. The increase in operating expenses was mainly attributable to an increase in operating expenses in the Malaysia and China operation which was partially offset by a decrease in operating expenses in our Singapore and Thailand operations.

Distribution Segment

The revenue, gross margin and income from operations for the distribution segment for the six months ended December 31, 2012 and 2011 were as follows:

	Six Months Ended December 31,
(Unaudited)	2012	2011
Revenue	$684	$403
Gross margin	18.7%	11.2%
Income from operations	$84	$9

Income from operations in the distribution segment increased by $75 to $84 for the six months ended December 31, 2012, from $9 for the same period of last year. The increase in operating income was mainly due to an increase in revenue and an increase in gross profit. Gross profit increased by $83, which was partially offset by an increase in operating expenses of $7. Operating expenses were $43 and $36 for the six months ended December 31, 2012 and 2011, respectively. The increase in operating expenses was mainly due to an increase in allocation of corporate charges due to increased revenue.

Real Estate Segment

The revenue, gross margin and loss from operations for the real estate segment for the six months ended December 31, 2012 and 2011 were as follows:

	Six Months Ended December 31,
(Unaudited)	2012	2011
Revenue	$63	$95
Gross margin	(4.8)%	45.3%
Loss from operations	$(120)	$(15)

Loss from operations in the real estate segment for the six months ended December 31, 2012 was $120, an increase of $105 compared to a loss of $15 for the same period of the last fiscal year.  The operating loss was mainly due to a decrease in gross profit of $46, combined with an increase in operating expenses of $59. The operating expenses were $118 and $59 for the six months ended December 31, 2012 and 2011, respectively. The increase in operating expenses was mainly due to a increase allowance for doubtful receivables, as previously discussed.

Fabrication Services

The revenue, gross profit margin and loss from operations for the fabrication services segment for the six months ended December 31, 2012 and 2011 were as follows:

	Six Months Ended December 31,
(Unaudited)	2012	2011
Revenue	$302	$2,800
Gross margin	(91.4)%	5.0%
Loss from operations	$(458)	$(465)

Loss from operations in the fabrication services segment was $458 for the six months ended December 31, 2012 compared to $465 for the same period of the last fiscal year. The decrease in operating loss was mainly due to decrease in operating expenses of $423. The operating expense was $182 and $605 for the six months ended December 31, 2012 and December 31, 2011, respectively. The decrease in operating expenses was mainly caused by a decrease in payroll related expenses due to reduction headcount as a result of the termination of the lease of yard and decrease in travel expenses and other project related expenses.

Corporate

The loss from operations for corporate for the six months ended December 31, 2012 and 2011 were as follows:

	Six Months Ended December 31,
(Unaudited)	2012	2011
Income / (Loss) from operations	$7	$(334)

Corporate operating income increased by $341 to $7 for the six months ended December 31, 2012, from a loss of $334 in the same period of the last fiscal year.  The increase in operating income was mainly due to an increase in corporate overhead recharge. Corporate expenses are recharged based on revenues generated by the subsidiaries.  Because the revenue generated by the subsidiaries was higher when compared to the same period of last fiscal year.  The corporate expenses recharged for the six months ended December 31, 2012 were $511 as compared to $311 for the same period in last fiscal year.  This resulted in an increase of $200 which was offset by an increase in corporate officers’ compensation. The stock option expenses for the six months ended December 31, 2012 were $19, a decrease of $174 from $193 for the same period in the last fiscal year. There were no stock options granted for the six months ended December 31, 2012 as compared to the stock options granted during the six months ended December 31, 2011.

Financial Condition

During the six months ended December 31, 2012 total assets decreased by $4,017, from $38,050 as at June 30, 2012 to $34,033 as at December 31, 2012. The decrease in total assets was primarily due to a decrease in short-term deposits, trade accounts receivables, other receivables, inventories, prepaid expenses, assets held for sale, and other assets, which was partially offset by an increase in cash and cash equivalent, loan receivables from property development projects, investment in properties and investments, property, plant and equipment and restricted term deposits.

Cash and cash equivalents were $2,790 as at December 31, 2012, reflecting an increase of $1,218 from $1,572 as at June 30, 2012, primarily due to collections from customers and withdrawal of the short-term deposits in our Singapore operation which was utilized for the capital expenditure in Tianjin in China and Malaysia operations.

At December 31, 2012, short-term cash deposits were $105, reflecting a decrease of $145 from $250 as at June 30, 2012, primarily due to withdrawal of the short-term deposits during the second quarter of fiscal 2013 by our Singapore operation to meet the working capital needs.

At December 31, 2012, the trade accounts receivable balance decreased by $4,442 to $6,869 from $11,311 as at June 30, 2012, primarily due to decrease in revenue in Singapore, Malaysia and Thailand operations for the second quarter of fiscal 2013 as compared to the revenue in the fourth quarter of fiscal 2012. The rate of turnover of accounts receivables was 96 days at the end of the second quarter of fiscal 2013 compared with 86 days at the end of the second quarter of fiscal year 2012. The increase in accounts receivable turnover was primarily due to increase in revenue in the second quarter of fiscal 2013 as compared to the same period in the last fiscal year.

At December 31, 2012, other receivables were $560, reflecting a decrease of $402 from $962 as at June 30, 2012. The decrease was primarily due to the collection of other receivable in the Indonesian operations as at June 30, 2012.

At December 31, 2012, loan receivable from property development projects was $1,123, compared to $1,101 as at June 30, 2012.  The increase was primarily due to the exchange fluctuation between Singapore dollars and U.S. dollars from June 30, 2012 to December 31, 2012. The loan receivable from property development projects was primarily attributable to a loan receivable from property development projects of RMB 5,000 and RMB 2,000, or approximately $802 and $321 based on the exchange rate as on December 31, 2012 published by Monetary Authority of Singapore, from JiaSheng and JiangHuai, respectively. The investment was classified as a loan based on ASC Topic 310-10-25 Receivables.

Inventory at December 31, 2012 was $2,138, a decrease of $186, or 8.0% compared to $2,324 as at June 30, 2012. The decrease in inventory was mainly due to a decrease in the raw material and work in progress as a result of decreased procurement in the second quarter by the Singapore operation as compared to the fourth quarter of fiscal 2012, though partially offset by foreign currency exchange fluctuation between functional currency and US dollars from June 30, 2012 to December 31, 2012. The turnover of inventory was 51 days at the end of the second quarter of fiscal 2013 compared to 74 days at fiscal year 2012.  The decrease in the inventory turnover rate was due to a decrease in procurement by the Singapore operation in the second quarter of fiscal 2013 as compared to June 30, 2012.

Prepaid expenses and other current assets were $287 as at December 31, 2012 compared to $406 as at June 30, 2012. The decrease was primarily due to prepaid expenses in the fabrication segment in the Indonesia operations being fully amortized during second quarter of fiscal 2013 because the fabrication yard lease was terminated and is no longer required.

Assets held for sale at December 31, 2012 was nil as compared to $130 as at June 30, 2012. The decrease was due to the re-classification to property, plant and equipment in the Malaysia operations. Since the market value of the factory building in Penang, Malaysia is increasing significantly, during the second quarter of fiscal 2013 the Company changed the plans of sale and decided to hold the factory building in Penang and is looking for tenant to rent the factory building. Hence the Company has re-classified the factory building as "investment property."

Investment properties in China and Malaysia at December 31, 2012 were $1,933, an increase of $118 from $1,815 as at June 30, 2012.  The increase was primarily due to reclassification of the asset held for sale in Penang Malaysia as discussed earlier which was partially offset by the decrease in depreciation charged for the six months ended December 31, 2012.

Property, plant and equipment increased by $40 from $13,193 as at June 30, 2012 to $13,233 as at December 31, 2012, mainly due to capital expenditures of $765 incurred mostly in the Tianjin and Malaysia operations, and the foreign currency exchange difference between the functional currency dollars and U.S. dollars for the six months ended December 31, 2012, which was partially offset by the depreciation charge of $1,266.

Other assets as at December 31, 2012 decreased by $177 to $599, compared to $776 as at June 30, 2012.  The decrease in other assets was primarily due to the withdrawal of the rental deposit due to termination of the fabrication yard lease in the Indonesia operation and reclassification of the down payment of fixed assets to property, plant and equipment in the Malaysia and Tianjin operations during the six months ended December 31, 2012.

Restricted cash as at December 31, 2012 increased by $170 to $3,615, compared to $3,445 as at June 30, 2012.  It was due to the foreign currency exchange difference between functional currency and U.S. dollars from June 30, 2012 to December 31, 2012 and further increased by the interest income from the restricted deposits.

Liquidity Comparison

Net cash provided by operating activities increased by $5,400 to an inflow of $3,646 for the six months ended December 31, 2012 from an outflow of $1,754 in the same period of the last fiscal year. The increase in net cash generated by operating activities was primarily due to a decrease in accounts receivables of $5,772, decrease in other receivables by $630, which was partially offset by the decrease in accounts payable by $2,481 as previously discussed.

Net cash used in investing activities increased by $1,803 to an outflow of $625 for the six months ended December 31, 2012 from an outflow of $2,428 for the same period of the last fiscal year.  The decrease in investing activities was primarily due to a decrease in capital spending by $367 and maturing deposits of $1,804 which was partially offset by a new deposit amounting to approximately $371 placed with the bank by our Singapore operation during the six months ended December 31, 2012.

Net cash used in financing activities for the six months ended December 31, 2012 was $1,580, representing an increase of $4,622 compared to net cash inflow of $3,042 during the six months ended December 31 2011. The increase in outflow was mainly due to repayment of line of credit of $979 and repayment of bank loan and capital lease of $602 in our Singapore and Malaysia operations as compared to the inflow of cash in financing activities from the new bank loan of $3,266 and $224 in repayment of bank loan and lease during the same period of last fiscal year.

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

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2012, the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective at a reasonable level.

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

* Pursuant to Rule 406T of Regulation S-T, the XBRL (Extensible Business Reporting Language) information included in Exhibit 101 hereto is deemed furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or deemed not filed for purposes of Section 18 of the Securites Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIO-TECH INTERNATIONAL
By:	/s/ Victor H.M. Ting
VICTOR H.M. TING Vice President and Chief Financial Officer (Principal Financial Officer) Dated: February 14, 2013