Form 10-Q
period 2013-03-31
TRIO TECH INTERNATIONAL
filed 2013-05-14
CIK 732026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]

Non-Accelerated Filer	[ ]	Smaller Reporting Company	[X}
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]    No [X]

As of May 6, 2013, there were 3,321,555 shares of the issuer’s Common Stock, no par value, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	March 31, 2013	June 30, 2012
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash & cash equivalents	$2,347	$1,572
Short-term deposits	110	250
Trade accounts receivable, less allowance for doubtful	6,512	11,311
accounts of $172 and $122
Other receivables	322	962
Loans receivable from property development projects	1,126	1,101
Inventories, less provision for obsolete inventory	1,677	2,324
of $873 and $884
Prepaid expenses and other current assets	468	406
Asset held for sale	--	130
Total current assets	12,562	18,056

INVESTMENTS	782	765
INVESTMENT PROPERTIES, Net	1,903	1,815
PROPERTY, PLANT AND EQUIPMENT, Net	13,156	13,193
OTHER ASSETS	499	776
RESTRICTED TERM DEPOSITS	3,554	3,445
TOTAL ASSETS	$32,456	$38,050

LIABILITIES
CURRENT LIABILITIES:
Lines of credit	$2,285	$3,605
Accounts payable	1,922	4,834
Accrued expenses	2,851	3,011
Income taxes payable	461	469
Current portion of bank loans payable	734	766
Current portion of capital leases	131	175
Total current liabilities	8,384	12,860

BANK LOANS PAYABLE, net of current portion	2,913	3,373
CAPITAL LEASES, net of current portion	262	221
DEFERRED TAX LIABILITIES	369	497
OTHER NON-CURRENT LIABILITIES	12	543
TOTAL LIABILITIES	$11,940	$17,494

COMMITMENT AND CONTINGENCIES	--	--

EQUITY
TRIO-TECH INTERNATIONAL’S SHAREHOLDERS' EQUITY:
Common stock, no par value, 15,000,000 shares authorized; 3,321,555 shares issued and outstanding as at March 31, 2013, and June 30, 2012, respectively	$10,531	$10,531
Paid-in capital	2,754	2,431
Accumulated retained earnings	1,622	2,687
Accumulated other comprehensive gain-translation adjustments	3,704	3,187
Total Trio-Tech International shareholders' equity	18,611	18,836
NON-CONTROLLING INTEREST	1,905	1,720
TOTAL EQUITY	$20,516	$20,556
TOTAL LIABILITIES AND EQUITY	$32,456	$38,050

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
UNAUDITED (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

	Nine Months Ended		Three Months Ended
	Mar. 31,	Mar. 31,	Mar. 31,	Mar. 31,
	2013	2012	2013	2012
Revenue
Products	$12,073	$10,685	$3,018	$4,268
Testing Services	11,085	9,247	3,407	3,141
Fabrication Services	373	2,883	71	83
Others	96	125	33	30
	23,627	22,940	6,529	7,522
Cost of Sales
Cost of products sold	10,363	8,925	2,538	3,575
Cost of testing services rendered	8,140	7,797	2,621	2,597
Cost of fabrication services rendered	752	3,063	174	403
Others	97	75	32	23
	19,352	19,860	5,365	6,598

Gross Margin	4,275	3,080	1,164	924

Operating Expenses:
General and administrative	5,135	5,884	1,580	1,620
Selling	411	431	148	164
Research and development	217	221	72	73
(Gain) / loss on disposal of property, plant and equipment	(6)	4	(2)	--
Total operating expenses	5,757	6,540	1,798	1,857

Loss from Operations	(1,482)	(3,460)	(634)	(933)

Other Income / (Expenses)
Interest expenses	(239)	(215)	(72)	(83)
Other income, net	404	179	147	158
Total other income / (expenses)	165	(36)	75	75

Loss from Continuing Operations before Income Taxes	(1,317)	(3,496)	(559)	(858)

Income Tax Benefits / (Expenses)	96	114	(28)	14

Loss from continuing operations before non-controlling interest, net of tax	(1,221)	(3,382)	(587)	(844)

Other Operating Activities
Equity in earnings of unconsolidated joint venture, net of tax	--	(11)	--	--

Discontinued Operations (Note 18)
Loss from discontinued operations, net of tax	--	(2)	--	--
NET LOSS	(1,221)	(3,395)	(587)	(844)

Less: net loss attributable to the non-controlling interest	(156)	(870)	(44)	(326)
Net Loss Attributable to Trio-Tech International Common Shareholder	$(1,065)	(2,525)	$(543)	$(518)

Amounts Attributable to Trio-Tech International Common Shareholders:
Loss from continuing operations, net of tax	(1,065)	(2,523)	(543)	(518)
Loss from discontinued operations, net of tax	--	(2)	--	--
Net Loss Attributable to Trio-Tech International Common Shareholders	$(1,065)	(2,525)	$(543)	$(518)

Comprehensive Income / (Loss) Attributable to Trio-Tech International Common Shareholders:

Net loss	(1,221)	(3,395)	(587)	(844)
Foreign currency translation, net of tax	665	84	(52)	193
Comprehensive Loss	(556)	(3,311)	(639)	(651)
Less: Comprehensive loss attributable to the non-controlling interest	(8)	(863)	(61)	(297)
Comprehensive Loss Attributable to Trio-Tech International Common Shareholders	$(548)	$(2,448)	$(578)	$(354)

Basic and Diluted Loss per Share:
Basic and diluted loss per share from continuing operations attributable to Trio-Tech International	$(0.32)	$(0.76)	$(0.16)	$(0.16)
Basic and diluted loss per share from discontinued operations attributable to Trio-Tech International	$--	$--	$--	$--
Basic and diluted Loss per Share from Net Loss
Attributable to Trio-Tech International	$(0.32)	$(0.76)	$(0.16)	$(0.16)

Weighted average number of common shares outstanding
Basic	3,322	3,322	3,322	3,322
Dilutive effect of stock options	--	--	--	--
Number of shares used to compute earnings per share diluted	3,322	3,322	3,322	3,322

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(IN THOUSANDS)

	Common Stock			Additional Paid-in	Accumulated Retained	Accumulated Other Comprehensive	Non- Controlling
	Shares	Amount		Capital	Earnings	Income	Interest	Total
		$		$	$	$	$	$
Balance at June 30, 2011	3,322		10,531	2,227	5,791	3,459	2,969		24,977

Stock option expenses	--		--	204	--	--	--		204
Net loss	--		--	--	(3,104)	--	(1,271)		(4,375)
Translation adjustment	--		--	--	--	(272)	22		(250)

Balance at June 30, 2012	3,322		10,531	2,431	2,687	3,187	1,720		20,556

Stock option expenses	--		--	40	--	--	--		40
Net loss	--		--	--	(1,065)	--	(156)		(1,221)
Translation adjustment	--		--	--	--	517	148		665
Dividend declared by subsidiary	--		--	--	--	--	(39)		(39)
Contributions to capital by related party – loan forgiveness	--		--	283	--	--	232		515
Balance at Mar. 31, 2013	3,322		10,531	2,754	1,622	3,704	1,905		20,516

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (IN THOUSANDS)

	Nine Months Ended
	March 31,	March 31,
	2013	2012
	(Unaudited)	(Unaudited)
Cash Flow from Operating Activities
Net loss	$(1,221)	$(3,395)
Adjustments to reconcile net loss to net cash flow provided by operating activities
Depreciation and amortization	1,879	2,041
Bad debt expenses / (reversal), net	47	(2)
Inventory provision	(26)	(31)
Warranty expense, net	(2)	25
Accrued interest expense / (income), net	231	117
(Gain) / Loss on sale of property	(3)	4
Stock compensation	40	193
Deferred tax provision	(158)	(188)
Loss in equity of unconsolidated joint venture	--	11
Changes in operating assets and liabilities, net of acquisition effects
Accounts receivables	4,886	(1,107)
Other receivables	767	(193)
Other assets	294	6
Inventories	658	(588)
Prepaid expenses and other current assets	(73)	1
Accounts payable and accrued liabilities	(3,194)	1,038
Income tax payable	7	(11)
Other non-current liabilities	(28)	--
Net cash provided by (used in) operating activities	4,104	(2,079)

Cash Flow from Investing Activities
Proceeds from / (Investment in) maturing of unrestricted and restricted term deposits, net	136	(386)
Additions to property, plant and equipment	(1,367)	(1,402)
Proceeds from disposal of plant, property and equipment	3	--
Net cash used in investing activities	(1,228)	(1,788)

Cash Flow from Financing Activities
(Repayment) / Borrowing on lines of credit	(1,392)	1,540
Repayment of bank loans and capital leases	(884)	(583)
Proceeds from long-term bank loans	123	1,886
Net cash (used in) provided by financing activities	(2,153)	2,843

Effect of Changes in Exchange Rate	52	63

NET INCREASE (DECREASE) IN CASH	775	(961)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,572	3,111
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,347	$2,150

Supplementary Information of Cash Flows
Cash paid during the period for:
Interest	$216	$178
Income taxes	$59	$65

Non-Cash Transactions
Capital lease of property, plant and equipment	$123	$--

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT EARNINGS PER SHARE AND NUMBER OF SHARES)

1. ORGANIZATION AND BASIS OF PRESENTATION

Trio-Tech International (“the Company” or “TTI” hereafter) was incorporated in fiscal 1958 under the laws of the State of California.  TTI provides third-party semiconductor testing and burn-in services primarily through its laboratories in Southeast Asia. In addition, TTI operates testing facilities in the United States.  The Company also designs, develops, manufactures and markets a broad range of equipment and systems used in the manufacturing and testing of semiconductor devices and electronic components. TTI conducts business in five business segments: Manufacturing, Testing Services, Fabrication Services, Distribution and Real Estate. TTI has subsidiaries as follows:

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
 * 100% owned by Trio-Tech International Pte. Ltd.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  All significant inter-company accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements are presented in U.S. dollars.  The accompanying condensed consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.  Operating results for the nine months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2013.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the fiscal year ended June 30, 2012.

2.   NEW ACCOUNTING PRONOUNCEMENTS

New pronouncements issued but not yet effective until after March 31, 2013 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

 3.  INVENTORIES

Inventories consisted of the following:
	Mar. 31, 2013 (Unaudited)	June 30, 2012

Raw materials	$1,146	$1,261
Work in progress	1,174	1,870
Finished goods	161	175
Less: provision for obsolete inventory	(873)	(884)
Currency translation effect	69	(98)
	$1,677	$2,324

The following table represents the changes in provision for obsolete inventory:
	Mar. 31,
	2013	June 30,
	(Unaudited)	2012
Beginning	$884	$937
Additions charged to expenses	--	31
Usage - disposition	(27)	(59)
Currency translation effect	16	(25)
Ending	$873	$884

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

Assumptions

The fair value for the options granted were estimated using the Black-Scholes option pricing model with the following weighted average assumptions, assuming no expected dividends:

	Nine Months Ended March 31,	Year Ended June 30,
	2013	2012

Expected volatility	92.53%	81.17%
Risk-free interest rate	0.26%	0.25%
Expected life (years)	2.50	2.50

The expected volatilities are based on the historical volatility of the Company’s stock. The observation is made on a weekly basis. The observation period covered is consistent with the expected life of options. The expected life of the options granted to employees has been determined utilizing the “simplified” method as prescribed by ASC Topic 718 Compensation – Stock Compensation, which, among other provisions, allows companies without access to adequate historical data about employee exercise behavior to use a simplified approach for estimating the expected life  of a "plain vanilla" option grant. The simplified rule for estimating the expected life of such an option was the average of the time to vesting and the full term of the option. The risk-free rate is consistent with the expected life of the stock options and is based on the United States Treasury yield curve in effect at the time of grant.

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

The Company did not grant any options pursuant to the 2007 Employee Plan during the nine months ended March 31, 2013. The Company recognized stock-based compensation expenses of $23 in the nine months ended March 31, 2013 under the 2007 Employee Plan. The balance of unamortized stock-based compensation of $12 based on fair value on the grant date related to options granted under the 2007 Employee Plan is expected to be recognized over a period of nine months.

The Company granted options to purchase an aggregate of 37,500 shares of the Company's Common Stock pursuant to the 2007 Employee Plan during the nine months ended March 31, 2012. These options vested as of the grant date. The fair value as of the grant date of such options was approximately $42 based on the fair value of $1.11 per share determined by using the Black Scholes option pricing model. The Company recognized stock-based compensation expenses of $137 in the nine months ended March 31, 2012 under the 2007 Employee Plan. The balance of unamortized stock-based compensation of $69 based on fair value on the grant date related to options granted under the 2007 Employee Plan is expected to be recognized over a period of two years.

As of March 31, 2013, there were vested employee stock options covering a total of 248,250 shares of Common Stock. The weighted-average exercise price was $2.95 and the weighted average contractual term was 1.70 years. The total fair value of vested and outstanding employee stock options as of March 31, 2013 was $496.

As of March 31, 2012, there were vested employee stock options covering a total of 278,375 shares of Common Stock. The weighted-average exercise price was $3.81 and the weighted average remaining contractual term was 2.38 years. The total fair value of vested and outstanding employee stock options as of March 31, 2012 was $679.

A summary of option activities under the 2007 Employee Plan during the nine month period ended March 31, 2013 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 1, 2012	313,000	$3.85	2.31	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	(44,000)	(8.69)	-	-
Outstanding at March 31, 2013	269,000	$3.05	1.81	$-
Exercisable at March 31, 2013	248,250	$2.95	1.70	$-

A summary of the status of the Company’s non-vested employee stock options during the nine months ended March 31, 2013 is presented below:
		Weighted Average Grant-Date
	Options	Fair Value
Non-vested at July 1, 2012	43,250	$3.29
Granted	-	-
Vested	(21,375)	3.16
Forfeited	(1,125)	3.16
Non-vested at March 31, 2013	20,750	$3.29

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

During the nine months ended March 31, 2013, the Company granted options to purchase 15,000 shares of its Common Stock to our directors pursuant to the 2007 Directors Plan with an exercise price equal to the fair market value of our Common Stock (as defined under the 2007 Directors Plan in conformity with Regulation 409A or the Internal Revenue Code of 1986, as amended) at the date of grant. The fair value of the options granted to purchase 15,000 shares of the Company's Common Stock was approximately $17 based on the fair value of $1.11 per share determined by the Black Scholes option pricing model. There were no options exercised during the nine month period ended March 31, 2013. The Company recognized stock-based compensation expense of $17 in the nine month period ended March 31, 2013 under the 2007 Directors Plan.

During the nine months ended March 31, 2012, the Company granted options to purchase 50,000 shares of its Common Stock to our directors pursuant to the 2007 Directors Plan with an exercise price equal to the fair market value of our Common Stock (as defined under the 2007 Directors Plan in conformity with Regulation 409A or the Internal Revenue Code of 1986, as amended) at the date of grant. The fair value of the options granted to purchase 50,000 shares of the Company's Common Stock was approximately $56 based on the fair value of $1.11 per share determined by the Black Scholes option pricing model. There were no options exercised during the nine month period ended March 31, 2012. The Company recognized stock-based compensation expense of $56 in the nine month period ended March 31, 2012 under the 2007 Directors Plan.

As of March 31, 2013, there were vested director stock options covering a total of 340,000 shares of Common Stock. The weighted-average exercise price was $3.53 and the weighted average remaining contractual term was 2.21 years. The total fair value of vested directors' stock options as of March 31, 2013 was $715. All of our director stock options vest immediately at the date of grant. There were no unvested director stock options as of March 31, 2013.

As of March 31, 2012, there were vested director stock options covering a total of 385,000 shares of Common Stock. The weighted-average exercise price was $4.52 and the weighted average remaining contractual term was 2.70 years. The total fair value of vested director’s stock options as of March 31, 2012 was $765. All of our director stock options vest immediately at the date of grant. There were no unvested director stock options as of March 31, 2012.

A summary of option activities under the 2007 Directors Plan during the nine months ended March 31, 2013 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2012	385,000	$4.52	2.45	$-
Granted	15,000	2.07	4.96	-
Exercised	-	-	-	-
Forfeited or expired	(60,000)	(4.81)	-	-
Outstanding at March 31, 2013	340,000	$3.53	2.21	$-
Exercisable at March 31, 2013	340,000	$3.53	2.21	$-

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

Stock options to purchase 609,000 shares of Common Stock at exercise prices ranging from $1.72 to $9.57 per share were outstanding as of March 31, 2013 and were excluded in the computation of diluted EPS because their effect would have been anti-dilutive.

Stock options to purchase 711,875 shares of Common Stock at exercise prices ranging from $1.72 to $9.57 per share were outstanding as of March 31, 2012. All the outstanding options were excluded in the computation of diluted EPS for the nine months ended March 31, 2012 because they were anti-dilutive.

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted EPS for the years presented herein:

	Nine Months Ended		Three Months Ended
	Mar. 31,	Mar. 31,	Mar. 31,	Mar. 31,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Loss attributable to Trio-Tech International common shareholders from continuing operations, net of tax	$(1,065)	$(2,523)	$(543)	$(518)
Loss attributable to Trio-Tech International common shareholders from discontinued operations, net of tax	--	(2)	--	--
Net loss attributable to Trio-Tech International common shareholders	$(1,065)	$(2,525)	$(543)	$(518)

Basic and diluted loss per share from continuing operations attributable to Trio-Tech International	$(0.32)	(0.76)	(0.16)	(0.16)

Basic and diluted loss per share from discontinued operations attributable to Trio-Tech International	--	--	--	-
Basic and diluted loss per share from net loss attributable to Trio-Tech International	$(0.32)	$(0.76)	$(0.16)	$(0.16)

Weighted average number of common shares outstanding - basic	3,322	3,322	3,322	3,322

Dilutive effect of stock options	--	--	--	--
Number of shares used to compute earnings per share - diluted	3,322	3,322	3,322	3,322

6.   ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable consists of customer obligations due under normal trade terms. Although management generally does not require collateral, letters of credit may be required from the customers in certain circumstances. Management periodically performs credit evaluations of the customers’ financial conditions.

Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. Management includes any accounts receivable balances that are determined to be uncollectible in the allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  Based on the information available to us, management believed the allowance for doubtful accounts as of March 31, 2013 and June 30, 2012 was adequate.

The following table represents the changes in the allowance for doubtful accounts:

	Mar. 31, 2013 (Unaudited)	June 30, 2012
Beginning	$122	$69
Additions charged to expenses	135	113
Recovered / Write-off	(89)	(59)
Currency translation effect	4	(1)
Ending	$172	$122

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

	Mar. 31, 2013 (Unaudited)	June 30, 2012
Beginning	$60	$29
Additions charged to cost and expenses	--	32
Recovered	--	--
Actual usage	(2)	--
Currency translation effect	1	(1)
EndingE Ending	59	$60

8.  INCOME TAX

The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of ASC Topic 740 Income Tax. The Company had an income tax expense of $28 and income tax benefit of $96 for the three and nine months ended March 31, 2013 as compared to the income tax benefit of $14 and $114, respectively, for the same periods in the last fiscal year.

The Company accrues penalties and interest related to unrecognized tax benefits when necessary as a component of penalties and interest expenses, respectively.  The Company had not accrued any penalties or interest expenses relating to unrecognized benefits at June 30, 2012 and March 31, 2013.

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

9.  INVESTMENT PROPERTIES

The following table presents the Company’s investment in properties in China and Malaysia as of March 31, 2013. The exchange rate is based on the exchange rate as of March 31, 2013 published by the Monetary Authority of Singapore.

		Investment Amount	Investment Amount
	Investment Date	(RMB)	(U.S. Dollars)
Purchase of rental property – Property I - MaoYe	01/04/2008	5,554	894
Purchase of rental property – Property II - JiangHuai	01/06/2010	3,600	579
Purchase of rental property – Property III - Fu Li	01/06/2010	4,025	647
Gross investment in rental property		13,179	2,120
Accumulated depreciation on rental property		(2,137)	(343)
Net investment in property – China		11,042	1,777

		Investment Amount	Investment Amount
	Investment Date	(RM)	(U.S. Dollars)
Purchase of rental property – Penang Property I	31/12/2012	681	219
Gross investment in rental property		681	219
Accumulated depreciation on rental property		(267)	(93)
Net investment in property – Malaysia		414	126

Rental Property I

In fiscal 2008, Trio-Tech (Chongqing) Co. Ltd. (“TTCQ”) entered into a Memorandum Agreement with MaoYe Property Ltd. to purchase an office space in Chongqing, China, for a total cash purchase price of RMB 5,554, or approximately $894 based on the exchange rate as of March 31, 2013. TTCQ rented this property to a third party on July 13, 2008. The term of the rental agreement was five years.

Property purchased from Mao Ye generated a rental income of $22 and $65 for the three and nine months ended March 31, 2013,  and $20 and $59 respectively for the same periods in the last fiscal year, respectively.

Rental Property II

In fiscal 2010, TTCQ purchased eight units of commercial property in Chongqing, China, from Chongqing JiangHuai Real Estate Development Co., Ltd, for a total purchase price of RMB 3,600, or approximately $579 based on the exchange rate as of March 31, 2013. TTCQ rented these commercial units to a third party until the agreement expired in January 2012. TTCQ is currently looking for a suitable tenant to rent the premises.

The lease agreement for the property purchased from JiangHuai expired in January 2012 and did not generate any rental income for the three and nine months ended March 31, 2013. However it generated a rental income of $10 and $66 respectively for the same periods in the last fiscal year. Management reviewed this asset for impairment and, based on the market value of the property as compared to the carrying value, concluded that there was no need to impair the property.

Other Properties III – Fu Li

In fiscal 2010, TTCQ entered into a Memorandum Agreement with Chongqing Fu Li Real Estate Development Co. Ltd., to purchase two commercial properties totaling 311.99 square meters (“office space”) located in Jiang Bei District Chongqing. The total purchase price committed and paid was RMB 4,025, or approximately $647 based on the exchange rate as of March 31, 2013.  The construction was completed and the property was handed over during April 2012 and the title deed was received during the third quarter of fiscal 2013.  TTCQ currently rents its office premises from a third party.

Property purchased from Fu Li generated a rental income of $11 and $31 for the three and nine months ended March 31, 2013, respectively, and this property did not generate any rental income for the same periods in the last fiscal year.

Penang Property I

Since the market value of the factory building in Penang, Malaysia is increasing significantly, during the second quarter of fiscal 2013 Trio-Tech Malaysia (TTM) changed plans to sell and decided to hold the factory building in Penang as an investment rental property. Hence, TTM re-classified the factory building to investment property at the end of the second quarter of fiscal 2013, which had a net book value of $126.

Summary

Total rental income for all investment properties in China was $33 and $96 for the three and nine months ended March 31, 2013, respectively, and was $30 and $125, respectively, for the same period in the last fiscal year.

Depreciation expenses for all investment properties in China was $26 and $78 for the three and nine months ended March 31, 2013, respectively, and were $18 and $54, respectively, for the same periods in the last fiscal year.

10.   LOANS RECEIVABLE FROM PROPERTY DEVELOPMENT PROJECTS

The following table presents TTCQ’s loan receivable from property development projects in China as of March 31, 2013. The exchange rate is based on the date published by the Monetary Authority of Singapore as on March 31, 2013.

	Loan Expiry	Loan Amount	Loan Amount
	Date	(RMB)	(U.S. Dollars)
Investment in JiaSheng (Project B-48 Phase 2)	31-Oct-2013	5,000	804
Investment in JiangHuai (Project - Yu Jin Jiang An)	31-May-2013	2,000	322
Net loan receivable from property development projects		7,000	1,126

On November 1, 2010, TTCQ entered into a Memorandum Agreement with JiaSheng Property Development Co. Ltd. (“JiaSheng”) to invest in their property development projects (Project B-48 Phase 2) located in Chongqing City, China. Due to the short-term nature of the investment, the amount was classified as a loan based on ASC Topic 310-10-25 Receivables, amounting to RMB 5,000, or approximately $804 based on the exchange rate as at March 31, 2013 published by the Monetary Authority of Singapore. The agreement guaranteed TTCQ an income of RMB 1,250, or approximately $196, payable in four installments. The amount is unsecured and repayable at the end of the term. The loan was renewed in November 2011 for a period of one year and was renewed again for another year which will expire on October 31, 2013.  The book value of the loan receivable approximates its fair value due to the short term nature of the asset TTCQ recorded other income of $50, and $149, from JiaSheng for the three and nine months ended March 31, 2013, respectively and recorded other income of $49 and $147 respectively, for the same periods in the last fiscalyear.

On November 1, 2010, TTCQ entered into another Memorandum Agreement with JiangHuai Property Development Co. Ltd. (“JiangHuai”) to invest in their property development projects (Project - Yu Jin Jiang An) located in Chongqing City, China. Due to the short-term nature of the investment, the amount was classified as a loan based on ASC Topic 310-10-25 Receivables, amounting to RMB 2,000, or approximately $322. The agreement guaranteed TTCQ an income of RMB 400, or approximately $63, payable in 12 installments. The amount is secured by the underlying property and repayable at the end of the term. The loan was renewed, which expires on May 31, 2013.The renewed agreement guaranteed TTCQ an income of RMB 433, or approximately $68, payable in 13 installments. The book value of the loan receivable approximates its fair value, due to the short term nature of the asset. TTCQ recorded other income of $21 and $47 respectively, from JiangHuai for the three and nine months ended March 31, 2013, respectively and recorded other income of $16 and $47 respectively, for the same periods in the last fiscalyear.

11.  INVESTMENTS

During the second quarter of fiscal 2011, the Company entered into a joint-venture agreement with JiaSheng Property Development Co. Ltd. (“JiaSheng”) to develop real estate projects in China. The Company invested RMB 10,000, or approximately $1,609 based on the exchange rate as of March 31, 2013 published by the Monetary Authority of Singapore, for a 10% interest in the newly formed joint venture, which was incorporated as a limited liability company, Chong Qing Jun Zhou Zhi Ye Co. Ltd. (the “joint venture”), in China. The agreement stipulated that the Company would nominate two of the five members of the Board of Directors of the joint venture and had the ability to assign two members of management to the joint venture.  The agreement also stipulated that the Company would receive a fee of RMB 10,000, or approximately $1,609 based on the exchange rate as of March 31, 2013 published by the Monetary Authority of Singapore, for the services rendered in connection with obtaining priority to bid in certain real estate projects from the local government. Upon signing of the agreement, JiaSheng paid the Company RMB 5,000 in cash, or approximately $804 based on the exchange rate as of March 31, 2013 published by the Monetary Authority of Singapore. The remaining RMB 5,000 will be paid over 72 months commencing in 36 months from the date of the agreement when Chong Qing Jun Zhou Zhi Ye Co. Ltd. secures a property development project stated inside the joint venture agreement. The Company considered the RMB 5,000, or approximately $804, received in cash from JiaSheng, the controlling venturer in the joint venture, as a partial return of the Company’s initial investment of RMB 10,000. Therefore, the RMB 5,000 or approximately $804, received in cash was offset against the initial investment of RMB 10,000, or approximately $1,609. The Company further reduced its investments by RMB 137, or approximately $23, towards the losses incurred by the joint venture, resulting in a net investment of RMB 4,863, or approximately $782, based on the exchange rates published by Monetary Authority of Singapore as of March 31, 2013. The Company considers that the collectability of the remaining RMB 5,000 or approximately $804, is uncertain due to the extended terms of the payment, and therefore has not recorded this amount as receivable as of March 31, 2013.

In the first quarter of fiscal 2012, due to the resignation of two directors representing Trio-Tech on the board of joint venture, the Company concluded that it could no longer exert significant influence over the joint venture. Therefore, the Company began accounting for this investment using the cost method effective September 29, 2011. An impairment review was made during the quarter ended March 31, 2013 and the carrying value of this investment at March 31, 2013, was $782, which approximates the Company’s pro rata share in the joint venture and underlying value. No impairment was made. The Company has determined that it is not practicable to estimate the fair value.

In accordance with ASC Topic 323 Investments – Other, Cost Method Investments, ‘‘Investment in unconsolidated joint venture’’ as shown on the Company’s Balance Sheet consists of the cost of an investment in Chong Qing Jun Zhou Zhi Ye Co Ltd., in which the Company has a 10.00% interest. Prior to the first quarter of fiscal 2012, the Company’s 10.00% ownership in this China affiliate was recorded on the equity basis.

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

The table below reflects a reconciliation of the equity attributable to non-controlling interest:

Non-controlling interest	Mar. 31, 2013 (Unaudited)	June 30, 2012
Beginning balance	$1,720	$2,969
Net loss	(156)	(1,271)
Dividend declared by a subsidiary	(39)	--
Contributions to capital by related party – loan forgiveness	232	--
Translation adjustment	148	(22)
Ending balance	$1,905	$1,720

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

All inter-segment revenue was from the manufacturing segment to the testing and distribution segments. Total inter-segment revenue was $257 and $655 for the three and nine months ended March 31, 2013, respectively, as compared to $65 and $418 for the same periods in the last fiscal year.  Corporate assets mainly consisted of cash and prepaid expenses. Corporate expenses mainly consisted of stock option expenses, salaries, insurance, professional expenses and directors' fees. Corporate expenses are allocated to the five segments. The following segment information table includes segment operating (loss) / income after including the Corporate expenses allocated to the segments, which gets eliminated in the consolidation.

The following segment information is unaudited for the nine months ended March 31, 2013:

Business Segment Information:
	Nine months		Operating		Depr.
	Ended	Net	(Loss)	Total	and	Capital
	Mar. 31,	Revenue	Income	Assets	Amort.	Expenditures
Manufacturing	2013	$11,157	$(733)	$9,770	$124	$27
	2012	9,983	(570)	12,047	158	10

Testing Services	2013	11,085	(23)	17,902	1,671	1,339
	2012	9,247	(1,465)	19,119	1,692	1,364

Distribution	2013	916	119	333	2	1
	2012	702	51	382	3	--

Real Estate	2013	96	(177)	4,051	82	--
	2012	125	(70)	4,297	58	1

Fabrication	2013	373	(604)	269	--	--
Services	2012	2,883	(955)	952	130	27

Corporate &	2013	--	(64)	131	--	--
Unallocated	2012	--	(451)	68	--	--

Total Company	2013	$23,627	$(1,482)	$32,456	$1,879	$1,367
	2012	$22,940	$(3,460)	$36,865	$2,041	$1,402

The following segment information is unaudited for the three months ended March 31, 2013:

Business Segment Information:
	Three months		Operating		Depr.
	Ended	Net	(Loss)	Total	and	Capital
	Mar. 31,	Revenue	Income	Assets	Amort.	Expenditures
Manufacturing	2013	$2,786	$(302)	$9,770	$34	$8
	2012	3,969	10	12,047	50	2

Testing Services	2013	3,407	(93)	17,902	551	594
	2012	3,141	(323)	19,119	567	247

Distribution	2013	232	35	333	--	--
	2012	299	42	382	1	--

Real Estate	2013	33	(56)	4,051	28	--
	2012	30	(55)	4,297	20	1

Fabrication	2013	71	(146)	269	--	--
Services	2012	83	(490)	952	38	20

Corporate &	2013	-	(72)	131	--	--
Unallocated	2012	-	(117)	68	--	--

Total Company	2013	$6,529	$(634)	$32,456	$613	$602
	2012	$7,522	$(933)	$36,865	$676	$270

14.   FAIR VALUE MEASUREMENTS

ASC Topic 820 Fair Value Measurements and Disclosures provides enhanced guidance for using fair value to measure assets and liabilities.  Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between participants in the market in which the reporting entity transacts its business.  ASC Topic 820 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability.  In support of this principle, ASC Topic 820 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy as follows:

•
Level 1 – Quoted prices in active markets for identical assets or liabilities. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis, generally on a national exchange;

•
Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuations in which all significant inputs are observable in the market; and

•
Level 3 – Valuation is modeled using significant inputs that are unobservable in the market. These unobservable inputs reflect the Company's own estimates of assumptions that market participants would use in pricing the asset or liability.

The following table provides a summary of the assets and liabilities that are measured at fair value as of March 31, 2013:

		Basis of Fair Value Measurements
	As of March 31, 2013	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Assets
Cash & cash equivalents	$2,347	$2,347	$--	$--
Short-term deposits	$110	$110	$--	$--
Loans receivable from property development projects	$1,126	$--	$1,126	$--
Restricted term deposits	$3,554	$3,554	$--	$--

Liabilities
Lines of credit	$2,285	$--	$2,285	$--
Bank loans payable	$3,647	$--	$3,647	$--

15.   BANK LOANS PAYABLE

Bank loans payable consisted of the following:
	Mar. 31, 2013 (Unaudited)	June 30, 2012
Note payable denominated in Malaysian ringgit to a commercial bank for infrastructure investment, maturing in August 2024, bearing interest at the bank’s prime rate (4.75% at March 31, 2013) per annum, with monthly payments of principal plus interest through August 2024, collateralized by the acquired building.	2,605	2,629

Note payable denominated in US dollars to a financial institution for working capital plans in Singapore and its subsidiaries, maturing in December 2014, bearing interest at the bank’s prime rate plus 1.50% (4.75% at March 31, 2013) with monthly payments of principal plus interest through December 2014. This note payable is secured by plant and equipment.	1,042	1,510

Current portion	(734)	(766)
Long term portion of bank loans payable	$2,913	$3,373

Future minimum payments (excluding interest) as at March 31, 2013 were as follows:

2013	$734
2014	766
2015	163
2016	172
2017	181
Thereafter	1,631
Total obligations and commitments	$3,647

Carrying value of the Company’s bank loan payable approximates its fair value because the interest rates associated with long-term debt is adjustable in accordance with market situations when the Company borrowed funds with similar terms and remaining maturities.

16. LINES OF CREDIT

The Company’s credit rating provides it with readily and adequate access to funds in global markets. As of March 31, 2013, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Expiration	Credit	Unused
Facility	Facility	Rate	Date	Limitation	Credit
Trio-Tech International Pte. Ltd., Singapore	Line of Credit	With interest rates ranging from 1.77% to 6.04%	--	$8,512	$6,227

Carrying value of the Company’s lines of credit approximates its fair value because the interest rates associated with the lines of credit is adjustable in accordance with market situations when the Company borrowed funds with similar terms and remaining maturities.

17.   COMMITMENTS AND CONTINGENCIES

Trio-Tech (Malaysia) Sdn. Bhd. has expansion plans to meet the growing demands of a major customer in Malaysia, as the existing facility is inadequate to meet the demands of that customer.  The Company has capital commitments for the purchase of equipment and other related infrastructure costs amounting to RM 491, or approximately $158 based on the exchange rate as on March 31, 2013 published by the Monetary Authority of Singapore, in the Malaysia operations.

Trio-Tech (Tianjin) Co. Ltd. in China has capital commitments for the purchase of equipment and other related infrastructure costs amounting to RMB 493, or approximately $79 based on the exchange rate as on March 31, 2013 published by the Monetary Authority of Singapore.

18.   DISCONTINUED OPERATION AND CORRESPONDING RESTRUCTURING PLAN

The Company’s Shanghai operation, as a component of the Testing segment, suffered continued operating losses and the cash flow was minimal.  In January 2010, the Company established a restructuring plan to close the Testing operation in Shanghai, China.  Based on the restructuring plan and in accordance with ASC Topic 205-20 Presentation of Financial Statement Discontinued Operations the Company presented the operation results from Shanghai as a discontinued operation as the Company believed that no continued cash flow would be generated by the disposed component (Shanghai subsidiary) and that the Company would have no significant continuing involvement in the operation of the discontinued component. In accordance with the restructuring plan, before moving out of Shanghai the Company will be required to pay the outstanding balance of accounts payable of RMB 237, or approximately $38 based on the exchange rate as on March 31, 2013 published by the Monetary Authority of Singapore.

The Company anticipates that it may incur additional costs and expenses in winding down the business of the subsidiary through which the China facility was operated.

Loss from discontinued operations was as follows:

	Nine Months Ended		Three Months Ended
	Mar. 31,	Mar. 31,	Mar. 31,	Mar 31,
	2013	2012	2013	2012
	Unaudited	Unaudited	Unaudited	Unaudited

REVENUE	$--	$--	$--	$--
COST OF SALES	--	--	--	--

GROSS LOSS	--	--	--	--

OPERATING EXPENSES
General and administrative	--	2	--	--
Total	--	2	--	--

LOSS FROM DISCONTINUED OPERATION	--	(2)	--	--

OTHER INCOME	--	--	--	--

LOSS FROM DISCONTINUED OPERATIONS	$--	$(2)	$--	$--

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

Since the market value of the factory building in Penang, Malaysia increased significantly, during the second quarter of fiscal 2013 TTM changed the plans of sale and concluded to hold the factory building in Penang as an investment rental property. Hence TTM has re-classified the factory building as investment property, which had a net book value of $130, as at June 30, 2012.

20. RELATED PARTY TRANSACTION

A subsidiary of SHI International Pte. Ltd. owed $515 to a related party and the loan was forgiven by the related party during the quarter ended December 31, 2012. The forgiveness of the loan amounting to $515 was recorded as additional paid in capital during the second quarter of fiscal 2013 and non-controlling interest for their portion of the related forgiveness.

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

TTI generated more than 98% of its revenue from its three core business segments in the test and measurement industry, i.e. manufacturing of test equipment, testing services and distribution of test equipment during the nine months ended March 31, 2013. In 2007 we added a real estate revenue segment and in 2009 a fabrication segment when we ventured into providing fabrication services for the oil and gas equipment industry.

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

Third Quarter Fiscal 2013 Highlights

•	Manufacturing segment revenue decreased by $1,183, or 29.8%, to $2,786 for the third quarter of fiscal 2013, compared to $3,969 for the same period in fiscal 2012.
•	Testing segment revenue increased by $266, or 8.5%, to $3,407 for the third quarter of fiscal 2013, compared to $3,141 for the same period in fiscal 2012.
•	Distribution segment revenue decreased by $67, or 22.4%, to $232 for the third quarter of fiscal 2013, compared to $299 for the same period in fiscal 2012.
•	Real estate segment revenue increased by $3, or 10.0%, to $33 for the third quarter of fiscal 2013, compared to $30 for the same period in fiscal 2012.
•	Fabrication services segment revenue decreased by $12, or 14.5%, to $71 for the third quarter of fiscal 2013, compared to $83 for the same period in fiscal 2012.
•	The overall gross profit margins increased by 5.5% to 17.8% for the third quarter of fiscal 2013, from 12.3% for the same period in fiscal 2012.
•	Loss from operations decreased by $299 to $634 for the third quarter of fiscal 2013, compared to $933 for the same period in fiscal 2012.
•	General and administrative expenses as a percentage of revenue increased by 2.7% to 24.2% for the third quarter of fiscal 2013, from 21.5% for the same period in fiscal 2012.
•	Selling expenses as a percentage of revenue increased by 0.1% to 2.3% for the third quarter of fiscal 2013, from 2.2% for the same period in fiscal 2012.
•	Net loss attributable to Trio-Tech International for the third quarter of 2013 was $543 as compared to $518 for the same period in fiscal 2012.

Results of Operations and Business Outlook

The following table sets forth our revenue components for the three and nine months ended March 31, 2013 and 2012, respectively.

Revenue Components	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Revenue:
Manufacturing	42.7%	52.8%	47.2%	43.5%
Testing Services	52.1	41.7	46.9	40.3
Distribution	3.6	4.0	3.9	3.1
Fabrication Services	1.1	1.1	1.6	12.6
Real Estate	0.5	0.4	0.4	0.5
Total	100.0%	100.0%	100.0%	100.0%

Revenue for the three months and nine months ended March 31, 2013 was $6,529 and $23,627, respectively, a decrease of $993 and an increase of $687, respectively, when compared to the revenue for the same periods of the prior fiscal year. As a percentage, revenue decreased by 13.2% and increased by 3.0% for the three and nine months ended March 31, 2013, respectively, when compared to total revenue for the same periods of the prior year.

For the three month ended March 31, 2013, the decrease in revenue was primarily due to a decrease in revenue in the manufacturing and distribution segments in our Singapore operations, a decrease in revenue in the fabrication segment in the Indonesia operations and a decrease in our Singapore and Thailand testing operations, which was partially offset by an increase in revenue from the manufacturing segment in the U.S operations and the testing segment in our Malaysia and China operations. For the nine months ended March 31, 2013, the increase in revenue was primarily due to an increase in revenue in the manufacturing segment in our U.S and Singapore operations, the testing segment in our Malaysia and China operations. The increase was partially offset by the decrease in revenue in the testing segment in our Singapore and Thailand operations, the real estate segment in China and the fabrication services segment in our Indonesia operation.

Revenue into and within China, the Southeast Asia regions and other countries (except revenue into and within the United States) decreased by $1,172, or 16.7%, to $5,832 and increased by $389, or 1.8%, to $22,067 for the three months and nine months ended March 31, 2013, respectively, as compared with $7,004 and $21,678 for the same periods of last fiscal year.

Revenue into and within the United States was $697 and $1,560 for the three months and nine months ended March 31, 2013, respectively, an increase of $179 and $298, respectively, from $518 and $1,262 for the same periods of the prior year. The increase in the three and nine months result was mainly due to an increase in orders from our customers in the U.S. market in the first and third quarter of fiscal 2013 as compared to the same period in fiscal 2012.

Revenue for the three and nine months ended March 31, 2013 can be discussed within the five segments as follows:

Manufacturing Segment

Revenue in the manufacturing segment as a percentage of total revenue was 42.7% and 47.2% for the three and nine months ended March 31, 2013, respectively, a decrease of 10.1% and an increase by 3.7% of total revenue, respectively, when compared to the same periods of the last fiscal year.  The absolute amount of revenue decreased by $1,184 to $2,786 and increased by $1,174 to $11,157 for the three and nine months ended March 31, 2013, respectively, compared to the same periods of the last fiscal year.

Revenue in the manufacturing segment for the three month period ended March 31, 2013 decreased primarily due to a decrease in capital spending by one of our major customers for the testing and production of their semiconductors compared to the same period of last fiscal year, which was partially offset by the increase in revenue from the U.S. operations. The revenue in the manufacturing segment from this major customer accounted for 44.0% and 49.5% of our total revenue in the manufacturing segment for the three months ended March 31, 2013 and 2012, respectively.

Revenue in the manufacturing segment for the nine month period ended March 31, 2013 increased both in the U.S. and in the Singapore operations, due to increased demand from our major customers during the first half of fiscal 2013 as compared to the same period of the last fiscal year. The revenue in the manufacturing segment from this major customer accounted for 55.5% and 49.4% of our total revenue in the manufacturing segment for the nine months ended March 31, 2013 and 2012, respectively.

The future revenue in our manufacturing segment will be significantly affected by the purchase and capital expenditure plans of this major customer, if the customer base cannot be increased.

Testing Services Segment

Revenue in the testing segment as a percentage of total revenue was 52.1% and 46.9% for the three and nine months ended March 31, 2013, respectively, an increase of 10.4% and 6.6%, respectively, of total revenue when compared to the same periods of the last fiscal year.  The absolute amount of revenue increased by $266 to $3,407 and by $1,838 to $11,085 for the three and nine months ended March 31, 2013, respectively, as compared to the same periods of the last fiscal year.

Revenue in the testing segment for the three and nine month period ended March 31, 2013 increased primarily due to an increase in testing volume in our Malaysia and China operations, but was partially offset by a decrease in testing volume in our Singapore and Thailand operations. The increase in our testing volume in the Malaysia operation was due to the increase in demand for our customers’ products during that period. The decrease in testing volume in our Singapore operations was mainly caused by our major customers reducing their orders due to the decrease in demand for our customers’ products. The Thailand operations had lower volume for the three months ended March 31, 2013 as compared to the same period of last fiscal year, due to the backlog orders received by them in the third quarter of last fiscal year which was caused by the slowdown due to severe flooding in Thailand in the second quarter of last fiscal year.

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

Distribution Segment

Revenue in the distribution segment accounted for 3.6% and 3.9% of total revenue for the three and nine months ended March 31, 2013, respectively, a decrease of 0.4% and an increase of 0.8%, respectively, when compared to the same periods of the last fiscal year.  The absolute amount of revenue decreased by $67 to $232 and increased by $214 to $916 for the three and nine months ended March 31, 2013, respectively, compared to the same periods of the last fiscal year.

Revenue in the distribution segment for the three month period ended March 31, 2013 decreased primarily due to the request by one of our customer to delay the delivery of certain equipment. However, for the nine month period ended March 31, 2013, the revenue for the distribution segment increased, which was caused by the increase in revenue in the first and second quarters of fiscal 2013 as compared to the same periods of the last fiscal year.

Demand for the distribution segment varies depending on the demand for our customers’ products and the changes taking place in the market and our customers’ forecasts.  Hence it is difficult to accurately forecast fluctuations in the market.

Real Estate Segment

The real estate segment accounted for 0.5% and 0.4% of total net revenue for the three and nine months ended March 31, 2013, respectively, an increase of 0.1% and a decrease of 0.1% respectively, as compared to the same periods of the last fiscal year. The absolute amount of revenue in the real estate segment increased by $3 to $33 and decreased by $29 to $96 for the three and nine months ended March 31, 2013, respectively, compared to the same periods of the last fiscal year. The increase and decrease in revenue in the real estate segment for the three and nine months ended March 31, 2013 respectively, is described below.

The two main revenue components for the real estate segment were investment income and rental income.

No investment income was recorded as “revenue” for the three and nine months ended March 31, 2013 and 2012. Income for certain of our property development investments (after deduction of the relevant local taxes) was RMB 446 and RMB 1,237, or approximately $71 and $197, for the three and nine months ended March 31, 2013, respectively, as compared to income of RMB 412 and RMB 1,237, or approximately $62 and $183, for the three and nine months ended March 31, 2012, respectively. This investment was reclassified to loan receivables commencing in the third quarter of fiscal 2011, in accordance with ASC Topic 310-10-25 Receivables. Hence such income is also reclassified as “Other Income.”

Rental income for the three and nine months ended March 31, 2013 was RMB 204 and RMB 600 or approximately $33 and $96, respectively, as compared to RMB 185 and RMB 794 or approximately $30 and $125, respectively for the same periods of the last fiscal year. The increase was primarily due to the rental income generated by one of the properties that did not generate such rental income in the same period of last fiscal year, which was partially offset by the expiry of a lease agreement during January 2012. Although the Company has been looking for a suitable tenant for the JiangHuai property, the property remains vacant as at the date of this report. Management reviewed this asset for impairment and, based on the market value of the property as compared to the carrying value, concluded that there was no need to impair the property.

“Investment in unconsolidated joint venture” as shown in the balance sheet consists of the cost of an investment in a joint venture, in which we have a 10.00% interest. Prior to the first quarter of fiscal 2012, the investment in this China affiliate was recorded on the equity basis. In the first quarter of fiscal 2012, we concluded that we could no longer exert significant influence on the operating and financial activities of the joint venture. Therefore, effective September 29, 2011, we began accounting for this investment using the cost method. The carrying value of this investment at March 31, 2013 was $781, which approximates our pro rata share of the underlying value of the joint venture. Based on ASC Topic 323 – Investment – Other, Cost Method Investments, after evaluating for impairment, the carrying value of the investment has been considered to be the cost of investment. The Company disposed of its option to purchase 15% of the investment from this joint venture during September 2011 for RMB 500, or approximately $79.

Fabrication Services Segment

As a percentage of total revenue, the revenue generated by the fabrication services segment accounted for 1.1% and 1.6% of total revenue for the three and nine months ended March 31, 2013, respectively, as compared to 1.1% and 12.6% of total revenue for the same periods of last fiscal year.  The absolute amount of revenue was $71 and $373 for the three and nine months ended March 31, 2013, respectively, representing a decrease of $12 and $2,510, respectively, as compared to $83 and $2,883 for the same periods of last fiscal year. The decrease in revenue generated by the segment during the three and nine months period ended March 31, 2013  was due to fewer fabrication projects in the period due to the lease of the yard being terminated at the end of second quarter of fiscal 2013.

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

Comparison of the Third Quarter Ended March 31, 2013 (“Q3 2013”) and March 31, 2012 (“Q3 2012”)

The following table sets forth certain consolidated statements of income data as a percentage of revenue for the third quarters of fiscal 2013 and 2012, respectively:

	Three Months Ended March 31,
	2013	2012
Revenue	100.0%	100.0%
Cost of sales	82.2	87.7
Gross Margin	17.8%	12.3%
Operating expenses
General and administrative	24.2%	21.5%
Selling	2.3	2.2
Research and development	1.1	1.0
Impairment loss	0.0	0.0
Gain on disposal of PP&E	0.0	0.0
Total operating expenses	27.6%	24.7%
Loss from Operations	(9.8)%	(12.4)%

Overall Gross Margin

Overall gross margin as a percentage of revenue increased by 5.5% to 17.8% for the three months ended March 31, 2013, from 12.3% for the same period of the last fiscal year, primarily due to an increase in the gross profit margin in the testing, distribution and fabrication segments. The increase was partially offset by a decrease in gross profit margin in the manufacturing and real estate segments.

Gross profit margin as a percentage of revenue in the manufacturing segment decreased by 0.6% to 15.3% for the three months ended March 31, 2013, from 15.9% in the same period of the last fiscal year. The decrease of gross profit margin was primarily due to a decrease in revenue, which was higher than the decrease in labor and material cost in our Singapore operation. The decrease in revenue was $1,184, which was $978 higher than the decrease in cost as compared to the same period in last fiscal year. The decrease in labor cost in the third quarter of fiscal 2013 was due to a reduction in employee headcount in the Singapore operations. The decrease in expenses during the third quarter of fiscal 2013 was due to a reversal of bonus provision, which was no longer required due to a reduction in headcount. The decrease in material cost was due to the reduction in the procurement to manage the decrease in revenue. The decrease in revenue in our Singapore operation was primarily due to the decrease in orders from one major customer as discussed above. In absolute dollar amounts, gross profits in the manufacturing segment decreased by $206 to $425 for the three months ended March 31, 2013, from $631 for the same period of the last fiscal year.

Gross profit margin as a percentage of revenue in the testing segment increased by 5.8% to 23.1% for the three months ended March 31, 2013, from 17.3% in the same period of the last fiscal year.   The increase was primarily due to an increase in testing volume in our Malaysia and China operations, which was partially offset by the decrease in the testing volume in our Singapore and Thailand operations.  Significant portions of our cost of goods sold are fixed in the testing segment.  The reduction in headcount enabled us to save cost and also resulted in a reversal of bonus provision, which was no longer required due to the reduction in headcount. Thus, as the demand of services and factory utilization increase, the fixed costs are spread over the increased output, which increases the gross profit margin. In the second quarter of the prior fiscal year, our Thailand operation was affected by a slowdown due to floods during the second quarter in fiscal 2012, which created a backlog in the second quarter of last fiscal year, resulting in an increase in revenue during the third quarter of the previous fiscal year. This resulted in a lower margin in the Thailand operations. In the absence of such backlog the revenue of the third quarter of fiscal 2013 was lower than that of the prior fiscal year. The inflow of testing volume in our Malaysia and China operations enabled those operations to improve their gross margin. In absolute dollar amounts, gross profit in the testing segment increased by $242, to $786 for the three months ended March 31, 2013 from $544 for the same period of the last fiscal year.

The gross profit margin of the distribution segment is not only affected by the market price of our products, but also our product mix, which changes frequently as a result of changes in market demand. Gross profit margin as a percentage of revenue in the distribution segment increased by 2.2% to 23.3% for the three months ended March 31, 2013, from 21.1% in the same period of the last fiscal year. The increase in gross margin was due to the change in product mix, as this segment increased sales of products that had higher profit margin items sufficient to offset the drop in gross margin due to the change in product mix in the distribution segment as compared to the same period of last fiscal year. In terms of absolute dollar amounts, gross profit in the distribution segment for the three months ended March 31, 2013 was $53, as compared to $63 in the same period of the last fiscal year.

Gross profit margin as a percentage of revenue in the real estate segment was 3.0% for the three months ended March 31, 2013, a decrease of 20.3% as compared to 23.3% in the same period of the last fiscal year. In absolute dollar amounts, gross profit in the real estate segment for the three months ended March 31, 2013 was $1, a decrease of $6, from $7 in the same period of the last fiscal year.  The decrease in the gross profit margin as a percentage of revenue was due to an increase in cost despite the increase in revenue. The increase in cost was due to increase in the depreciation expenses in the third quarter of fiscal 2013 as compared to the same period of the last fiscal year due to an increase in the property invested in the real estate segment. An amount of $673 was transferred from down payment, which was capitalized during April 2012 into investment property in China.

Gross profit margin as a percentage of revenue in the fabrication services segment was negative 145.1% for the three months ended March 31, 2013, as compared to a negative margin of 384.3% for the same period of the last fiscal year, reflecting an improvement of 239.2%. In absolute dollar amounts, gross profit in the fabrication services segment for the three months ended March 31, 2013 was negative $103, an increase of $216 from negative $319 in the same period of the last fiscal year. The revenue generated from the product mix and the termination of the yard lease, which resulted in the saving of fixed expenses, enabled us to improve the margin considerably as compared to those projects handled in the same period of the last fiscal year.

Operating Expenses

Operating expenses for the third quarters of fiscal 2013 and 2012 were as follows:

	Three Months Ended March 31,
(Unaudited)	2013	2012
General and administrative	$1,580	$1,620
Selling	148	164
Research and development	72	73
Gain on disposal of PP&E	(2)	--
Total	$1,798	$1,857

General and administrative expenses decreased by $40 or 2.5%, from $1,620 to $1,580 for the three months ended March 31, 2013 compared to the same period of last fiscal year. The decrease in general and administrative expenses was mainly attributable to the decrease in the expenses in the testing segment of our Malaysia and Thailand operations, the distribution segment in our Singapore operations, the real estate segment in our China operations and the fabrication services in the Indonesia operations which was partially offset by the increase in general and administrative expenses in the testing segment of our Singapore and China operations and the manufacturing segment in our Singapore operations. In the Malaysia testing operation, general and administrative expenses decreased primarily due to the decrease in payroll related expenses and depreciation. In the Thailand testing operations the decrease was due to a decrease in employee related expenses. In the Indonesia fabrication services operations, the decrease was mainly due to a decrease in payroll related expenses due to a reduction in headcount as a result of the termination of the yard lease, which was offset by an increase in expenses such as salary and staff related expenses in the China testing operations which was caused by the increase in scale of operations.

Selling expenses decreased by $16 or 9.8%, for the three months ended March 31, 2013, from $148 to $164 compared to the same period of the last fiscal year. The decrease was mainly due to a decrease in commission expenses in the manufacturing segment of our Singapore operations as a result of a decrease in commissionable revenue. This decrease was partially offset by the increase in commission expenses in the distribution segment of our Singapore operations and the U.S. operations due to an increase in the commissionable sales for the quarter ending March 31, 2013 as compared to the same period of the last fiscal year.

Loss from Operations

Loss from operations was $634 for the three months ended March 31, 2013 as compared to a loss from operations of $933 for the three months ended March 31, 2012. The improvement was mainly due to the decrease in cost of sales by $1,233 and partially offset by the decrease in revenue by $993.

Interest Expense

Interest expense for the third quarter of fiscal 2013 and 2012 was as follows:

	Three Months Ended March 31,
(Unaudited)	2013	2012
Interest expenses	$(72)	$(83)

Interest expense decreased by $11 to $72 for the three months ended March 31, 2013, primarily due to repayment of the bank loan payables and the capital lease in the Singapore and Malaysia operations. We are trying to keep our debt at a minimum in order to save financing costs.  As of March 31, 2013, the Company had an unused line of credit of $6,194.

Income Tax (Expenses) / Benefit

Income tax expenses for the three months ended March 31, 2013 was $28, as compared to income tax benefit of $14 for the same quarter last fiscal year. The increase in income tax expenses was mainly due to income generated by the China and Malaysia operations, which was partially offset by the deferred tax for the timing difference recorded by the Singapore operations for the three months ended March 31, 2013 as compared to the same period in the last fiscal year.

Loss from Discontinued Operations

Loss from discontinued operations was nil for the three months ended March 31, 2013 and 2012.

Non-controlling Interest

As of March 31, 2013, we held a 55% interest in Trio-Tech (Malaysia) Sdn. Bhd., Trio-Tech (Kuala Lumpur) Sdn. Bhd., SHI International Pte. Ltd., PT. SHI Indonesia and a 76% interest in Prestal Enterprise Sdn. Bhd. The share of net loss from the subsidiaries by the non-controlling interest for the three months ended March 31, 2013 was $44, an improvement of $282 compared to $326 for the same period of the previous fiscal year.  The decrease in the net loss of the non-controlling interest in the subsidiaries was attributable to the increase in net income generated by the Malaysia testing operations and the decreasing loss suffered in the fabrication segment of SHI International Pte. Ltd. and its subsidiary PT. SHI Indonesia as compared to the same period in the previous fiscal year.

Net Loss

Net loss was $543 for the three months ended March 31, 2013, as compared to a net loss of $518 for the three months ended March 31, 2012. The increase in net loss was mainly due to a decrease in revenue, which was partially offset by the increase in gross margin and decrease in operating expenses, as previously discussed.

Loss per Share

Basic and diluted loss per share from continuing operations was $0.16 for the three months ended March 31, 2013 and 2012, respectively. The loss from discontinued operations was nil for both three months ended March 31, 2013 and 2012. Basic and diluted loss per share attributable to discontinued operations was nil for both three months ended March 31, 2013 and 2012.

Segment Information

The revenue, gross margin and income from each segment for the third quarter of fiscal 2013 and the third quarter of fiscal 2012, are presented below. As the revenue and gross margin for each segment have been discussed in the previous section, only the comparison of income from operations is discussed below.

Manufacturing Segment

The revenue, gross margin and (loss) / income from operations for the manufacturing segment for the third quarters of fiscal 2013 and 2012 were as follows:

	Three Months Ended March 31,
(Unaudited)	2013	2012
Revenue	$2,786	$3,969
Gross margin	15.3%	15.9%
(Loss) / Income from operations	$(302)	$10

Loss from operations from the manufacturing segment increased by $312 to $302 for the three months ended March 31, 2013 from an income of $10 in the same period of the last fiscal year, primarily due to a decrease in revenue and an increase in operating expenses. This was partially offset by a decrease in cost of sales by $979 to $2,360 for the three months ended March 31, 2013, from $3,339 for the same period in the last fiscal year. Operating expenses for the manufacturing segment were $728 and $620 for the three months ended March 31, 2013 and 2012, respectively.  The increase in operating expenses of $108 was mainly due to an increase in general and administrative expenses which consists of allocation of the regional and corporate expenses and an increase in payroll related expenses. The increase in operating expenses was partially offset by a decrease in bonuses due to reversal of bonuses which are no longer required in the Singapore operations as a result of the reduction in headcount, and a decrease in selling expenses due to lower commission expenses in the Singapore operations caused by the decrease in commissionable sales in this segment for the three months ended March 31, 2013.

Testing Segment

The revenue, gross margin and loss from operations for the testing segment for the third quarters of fiscal 2013 and 2012 were as follows:

	Three Months Ended March 31,
(Unaudited)	2013	2012
Revenue	$3,407	$3,141
Gross margin	23.1%	17.3%
Loss from operations	$(93)	$(323)

Loss from operations in the testing segment for the three months ended March 31, 2013 was $93, a decrease of $230 compared to a loss of $323 in the same period of the last fiscal year. The decrease in operating loss was attributable to an increase in revenue of $266 and an increase of $242 in gross margin, as discussed earlier, and an increase of $12 in operating expenses.  Operating expenses were $879 and $867 for the three months ended March 31, 2013 and 2012, respectively. The increase in operating expenses of $12 was mainly attributable to an increase in allocation of regional and corporate expenses and an increase in the operating expenses in the China operations to meet the increasing volume. Such increase was partially offset by the decrease in operating expenses in the Malaysia and Thailand operations, and the reversal of the bonus provision in the Singapore operations.

Distribution Segment

The revenue, gross margin and income from operations for the distribution segment for the third quarters of fiscal 2013 and 2012 were as follows:

	Three Months Ended March 31,
(Unaudited)	2013	2012
Revenue	$232	$299
Gross margin	23.3%	21.1%
Income from operations	$35	$42

Income from operations in the distribution segment decreased by $7 to $35 for the three months ended March 31, 2013, from  $42 in the same period of the last fiscal year. The decrease in operating income was mainly due to a decrease in revenue and a decrease in gross profit of $9, which was partially offset by a decrease in operating expenses by $2. Operating expenses were $19 and $21 for the three months ended March 31, 2013 and 2012, respectively.

Real Estate Segment

The revenue, gross margin and loss from operations for the real estate segment for the third quarters of fiscal 2013 and 2012 were as follows:

	Three Months Ended March 31,
(Unaudited)	2013	2012
Revenue	$33	$30
Gross margin	3.0%	23.3%
Loss from operations	$(56)	$(55)

Loss from operations in the real estate segment for the three months ended March 31, 2013 was $56, an increase of $1 compared to $55 for the same period of the last fiscal year.  The increase in operating loss was mainly due to an increase in cost, resulting in lower gross profit by $6, caused by the increase in depreciation as discussed earlier. The operating expenses were $57 and $62 for the three months ended March 31, 2013 and 2012, respectively. The decrease in operating expenses as compared to the same quarter in last fiscal year was primarily due to a decrease in travel related expenses.

Fabrication Services

The revenue, gross margin and loss from operations for the fabrication services segment for the third quarters of fiscal 2013 and 2012 were as follows:

	Three Months Ended March 31,
(Unaudited)	2013	2012
Revenue	$71	$83
Gross margin	(145.1)%	(385.5)%
Loss from operations	$(146)	$(490)

Loss from operations in the fabrication services segment was $146 for the three months ended March 31, 2013, a decrease of $344, compared to a loss of $490 for the same period of the last fiscal year. The decrease in operating loss was mainly due to a decrease in operating expense of $127, which consisted of cost of fabrication, general and administrative expenses, a reduction in headcount due to the termination of the yard lease, utility expenses and travel expenses, though was partially offset by the decrease in revenue, as discussed earlier. Operating expenses were $43 and $170 for the three months ended March 31, 2013 and 2012, respectively.

Corporate

The loss from operations for corporate for the third quarters of fiscal 2013 and 2012 were as follows:

	Three Months Ended March 31,
(Unaudited)	2013	2012
Loss from operations	$(72)	$(117)

Corporate operating losses decreased by $45 to $72 for the three months ended March 31, 2013, from $117 in the same period of the last fiscal year.  The decrease in operating loss was mainly due to a decrease in payroll expenses and travel expenses. Corporate overhead recharged during the third quarter of fiscal 2013 was $178 as compared to $144, which was an increase in income of $34 (as corporate overhead is recharged based on percentage of revenue and during this period the revenue was higher). The above was partially offset by an increase in professional fees.

Comparison of the Nine Months Ended March 31, 2013 and March 31, 2012

	Nine Months Ended March 31,
	2013	2012
Revenue	100.0%	100.0%
Cost of sales	81.9	86.6
Gross Margin	18.1%	13.4%
Operating expenses
General and administrative	21.7%	25.6%
Selling	1.7	1.9
Research and development	0.9	1.0
Impairment loss	0.0	0.0
Gain on disposal of PP&E	0.0	0.0
Total operating expenses	24.3%	28.5%
Loss from Operations	(6.2)%	(15.1)%

Overall Gross Margin

Overall gross margin as a percentage of revenue increased by 4.7% to 18.1% for the nine months ended March 31, 2013, from 13.4% in the same period of the last fiscal year, primarily due to an increase in gross profit margin in the testing and distribution segments, which was partially offset by a decrease in the gross profit margin in the manufacturing, real estate and fabrication services segments.

Gross profit margin as a percentage of revenue in the manufacturing segment decreased by 2.8% to 13.7% for the nine months ended March 31, 2013, from 16.5% in the same period of the last fiscal year. In terms of absolute dollar amounts, the gross profit decreased by $1,247 to $1,528 for the nine months ended March 31, 2013 as compared to $1,652 for the same period in last fiscal year. The decrease in absolute dollar amount of gross margin was primarily due to an increase in the cost of sales in the U.S. and Singapore operations which was higher than the increase in revenue in the first and third quarter of fiscal 2013. The foregoing was partially offset by the decrease in the cost of sales in the U.S. and Singapore operations during the second quarters of fiscal 2013, due to a reduction in headcount in the manufacturing segment resulting in a decrease in fixed costs in our Singapore operations.

Significant portions of our operating costs are fixed in the testing segment.  Thus, as the demand for services and factory utilization increases, the fixed costs are spread over the increased output, which improves the gross profit margin. Gross profit margin as a percentage of revenue in the testing segment increased by 10.9% to 26.6% for the nine months ended March 31, 2013 from 15.7% in the same period of the last fiscal year.  In terms of absolute dollar amounts, gross profit in the testing segment increased by $1,495 to $2,945 for the nine months ended March 31, 2013, from $1,450 for the same period of the last fiscal year. The increase was primarily due to an increase in testing revenue in our Malaysia and China operations, which was partially offset by the decrease in gross margin in the Singapore and Thailand operations.

Gross profit margin as a percentage of revenue in the distribution segment increased by 4.5% to 19.9% for the nine months ended March 31, 2013, from 15.4% for the same period of the last fiscal year.  The increase was due to the product mix, as we sold more products with a higher profit margin in the distribution segment as compared to the same period of last fiscal year.  In terms of absolute dollar amounts, gross profit in the distribution segment for the nine months ended March 31, 2013 was $181, an increase of $73 as compared to $108 in the same period of the last fiscal year. The increase in the gross profit was primarily due to the increase in sale and sals of product with a higher gross margin. The gross profit margin of the distribution segment was not only affected by the market price of our products, but also our product mix, which changes frequently as a result of changes in market demand.

Gross profit margin as a percentage of revenue in the real estate segment was negative 2.1% for the nine months ended March 31, 2013, a decrease of 42.1% from a positive 40.0% for the same period in the last fiscal year. In terms of absolute dollar amounts, gross profit in the real estate segment for the nine months ended March 31, 2013 was negative $2, a decrease of $52 from $50 in the same period of the last fiscal year.  The decrease in the gross profit margin as a percentage of revenue was due to a decrease in rental revenue. In addition, the depreciation expenses increased for the nine months ended March 31, 2013 as compared to the same period of the last fiscal year due to an increase in the property invested in the real estate segment. An amount of $673 was transferred from down payment to fixed assets. This asset was capitalized during April 2013 into investment property in China and in property, plant and equipment as the assets were put to use during the fiscal 2013.

Gross profit margin as a percentage of revenue in the fabrication services segment was negative 101.6% for the nine months ended March 31, 2013, a deterioration of 95.4% from a negative 6.2% for the same period of the last fiscal year. In terms of absolute dollar amounts, gross profit in the fabrication services segment for the nine months ended March 31, 2013 was negative $379, a decrease of $199 from $180 in the same period of the last fiscal year.  Revenue in this segment decreased by $2,510 to $373 for the nine months ended March 31, 2013, as compared to $2,883 for the same period of last fiscal year primarily due to termination of the yard lease during the second quarter of fiscal 2013 and fewer projects handled during the nine months ended March 31, 2013.

Operating Expenses

Operating expenses for the nine months ended March 31, 2013 and 2012 were as follows:

	Nine Months Ended March 31,
(Unaudited)	2013	2012
General and administrative	$5,135	$5,884
Selling	411	431
Research and development	217	221
Impairment loss	--	--
(Gain) / Loss on disposal of PP&E	(6)	4
Total	$5,757	$6,540

General and administrative expenses decreased by $749, or 12.7%, from $5,884 to $5,135 for the nine months ended March 31, 2013 compared to the same period of the last fiscal year. The decrease was primarily in the manufacturing segment in the U.S. and Singapore operations, the distribution segment in the Singapore operations, the testing segment in the Singapore, Malaysia and Thailand operations, the fabrication segment in the Indonesia operations and in the corporate office in the U.S., all of which was partially offset by the increase in general administrative expenses in the testing segment in our China operations and the real estate segment in the China operations. The decrease in general and administrative expenses was mainly attributable to a decrease in stock option expenses, a decrease in payroll related expenses, a reversal of bonus provision which were no longer required due to the reduction in headcount, and a reduction in traveling expenses in the corporate segment for the third quarter of fiscal 2013 as compared to the same period of last fiscal year. In the Indonesia operation the expenses decreased due to the termination of the yard lease and a reduction in headcount and related payroll expenses in the fabrication segment, which was offset by an increase in expenses such as salary and staff related expenses in the China operations. The real estate segment increased its general administrative expenses due to allowance for doubtfu receivables.

Selling expenses decreased by $20, or 4.9%, for the nine months ended March 31, 2013, from $411 to $431 compared to the same period of the last fiscal year, which was mainly due to a decrease in travel expenses and commission expenses as a result of lower commissionable sales in the Singapore operations, though was partially offset by the increase in the commission expenses in the  U.S. operations due to an increase in commissionable sales.

Loss from Operations

Loss from operations decreased by $1,978 from $3,460 to $1,482 for the nine months ended March 31, 2013 as compared to the same period of the last fiscal year, mainly due to an increase in revenue, an increase in gross profit margin and a decrease in operating expenses, as discussed earlier.

Interest Expenses

Interest expenses for the nine months ended March 31, 2013 and 2012 were as follows:

	Nine Months Ended March 31,
(Unaudited)	2013	2012
Interest expenses	$(239)	$(215)

Interest expenses increased by $24 to $239 from $215 for the nine months ended March 31, 2013 as compared to the same period of the last fiscal year due to new credit facilities granted by a bank to the Singapore operations for working capital.

Income Tax Benefit / (expenses)

Income tax benefit for the nine months ended March 31, 2013 was $96, a decrease of $18 compared to income tax benefit of $114 for the same period of the last fiscal year.  The decrease in income tax benefit was mainly due to tax expenses in the China operations and deferred tax due to timing differences recorded in the Singapore and Malaysia operations for the nine months ended March 31, 2013.

Loss from Discontinued Operations

Loss from discontinued operations was nil for the nine months ended March 31, 2013 as compared to $2 for the same period of the last fiscal year.

Non-controlling Interest

As of March 31, 2013 we held a 55% interest in Trio-Tech Malaysia, Trio-Tech (Kuala Lumpur) Sdn. Bhd., SHI International Pte. Ltd. and PT. SHI Indonesia, and 76% interest in Prestal Enterprise Sdn. Bhd. The share of losses by the non-controlling interest for the nine months ended March 31, 2013, in the net loss of subsidiaries, was $156 as compared to $870 the non-controlling interest for the same period of the last fiscal year.  The decrease in the non-controlling interest in the net loss of subsidiaries was attributable to the increase in net income generated by the Malaysia testing operations, which was partially offset by the lower net loss suffered in the fabrication segment of the SHI Singapore operation as compared to the same period in the prior fiscal year.

Net Loss

Net loss was $1,065 for the nine months ended March 31, 2013 an improvement of $1,460 from a net loss of $2,525 for the same period in the last fiscal year. The decrease in net loss was mainly due to an increase in revenue and in gross margin, and a decrease in operating expenses, as discussed earlier.

Loss per Share

Basic and diluted loss per share from continuing operations for the nine months ended March 31, 2013 was $0.32 compared to basic and diluted loss per share of $0.76 in the same period of the last fiscal year. The loss from discontinued operations was nil and $2 for the nine months ended March 31, 2013 and 2012, respectively. Basic and diluted loss per share attributable to discontinued operations for the nine months ended March 31, 2013 and 2012 were nil per share for both.

Segment Information

The revenue, gross profit margin and income or loss from each segment for the nine months ended March 31, 2013 and 2012, respectively, are presented below.  As the segment revenue and gross margin for each segment have been discussed in the previous section, only the comparison of income from operations is discussed below.

Manufacturing Segment

The revenue, gross margin and loss from operations for the manufacturing segment for the nine months ended March 31, 2013 and 2012 were as follows:

	Nine Months Ended March 31,
(Unaudited)	2013	2012
Revenue	$11,157	$9,983
Gross margin	13.7%	16.5%
Loss from operations	$(733)	$(570)

Loss from operations from the manufacturing segment increased by $163 to $733 for the nine months ended March 31, 2013 from $570 in the same period of the last fiscal year, primarily due to an increase in the cost of sales, which was higher than the increase in revenue resulting in a decrease in gross profit by $123, as discussed earlier. Operating expenses for the manufacturing segment were $2,262 and $2,222 for the nine months ended March 31, 2013 and 2012, respectively. The increase in operating expenses of $40 was mainly due to a higher allocation of regional and corporate expenses due to higher revenue in this segment by the U.S. and Singapore operations and the allocation increased to compensate the lower revenue from the fabrication segments, for the nine months ended March 31, 2013 as compared to the same period of last fiscal year.

Testing Segment

The revenue, gross margin and loss from operations for the testing segment for the nine months ended March 31, 2013 and 2012 were as follows:

	Nine Months Ended March 31,
(Unaudited)	2013	2012
Revenue	$11,085	$9,247
Gross margin	26.6%	15.7%
Loss from operations	$(23)	$(1,465)

Loss from operations in the testing segment for the nine months ended March 31, 2013 was $23, an improvement of $1,442 compared to a loss of $1,465 in the same period of the last fiscal year.  The decrease in operating loss was attributable to an increase in revenue and gross margin. Gross profit increased by $1,495, but was partially offset by an increase of $53 in operating expenses.  Operating expenses were $2,968 and $2,915 for the nine months ended March 31, 2013 and 2012, respectively. The increase in operating expenses was mainly attributable to an increase in expenses in the China operation which was partially offset by a decrease in the expenses in our Singapore, Malaysia and Thailand operations.

Distribution Segment

The revenue, gross margin and income from operations for the distribution segment for the nine months ended March 31, 2013 and 2012 were as follows:
	Nine Months Ended March 31,
(Unaudited)	2013	2012
Revenue	$916	$702
Gross margin	19.9%	15.4%
Income from operations	$119	$51

Income from operations in the distribution segment increased by $68 to $119 for the nine months ended March 31, 2013, from $51 for the same period of last year. The increase in operating income was mainly due to an increase in revenue and an increase in gross profit. Gross profit increased by $73, which was partially offset by an increase in operating expenses of $5. Operating expenses were $62 and $57 for the nine months ended March 31, 2013 and 2012, respectively. The increase in operating expenses was mainly due to an increase in allocation of corporate charges due to increased revenue and an increase in selling expenses, which was due to higher commission expenses as a result of increased commissionable sales.

Real Estate Segment

The revenue, gross margin and loss from operations for the real estate segment for the nine months ended March 31, 2013 and 2012 were as follows:
	Nine Months Ended March 31,
(Unaudited)	2013	2012
Revenue	$96	$125
Gross margin	(2.1)%	40.0%
Loss from operations	$(177)	$(70)

Loss from operations in the real estate segment for the nine months ended March 31, 2013 was $177, an increase of $107 compared to a loss of $70 for the same period of the last fiscal year.  The operating loss was mainly due to a decrease in revenue, resulting in a decrease in gross profit as discussed earlier. The gross profit decreased by $52, combined with an increase in operating expenses of $55. The operating expenses were $176 and $121 for the nine months ended March 31, 2013 and 2012, respectively. The increase in operating expenses was mainly due to an increase allowance for doubtful receivables, as previously discussed.

Fabrication Services

The revenue, gross profit margin and loss from operations for the fabrication services segment for the nine months ended March 31, 2013 and 2012 were as follows:
	Nine Months Ended March 31,
(Unaudited)	2013	2012
Revenue	$373	$2,883
Gross margin	(101.6)%	(6.2	) %
Loss from operations	$(604)		$(955)

Loss from operations in the fabrication services segment was $604 for the nine months ended March 31, 2013 compared to $955 for the same period of the last fiscal year. The decrease in operating loss was mainly due to a decrease in operating expenses of $550. The operating expense was $225 and $775 for the nine months ended March 31, 2013 and March 31, 2012, respectively. The decrease in operating expenses was mainly caused by a decrease in payroll related expenses due to a reduction in headcount a decrease in yard rental expenses as a result of the termination of the lease of yard, and a decrease in travel expenses and other project related expenses.

Corporate

The loss from operations for corporate for the nine months ended March 31, 2013 and 2012 were as follows:

	Nine Months Ended March 31,
(Unaudited)	2013	2012
Loss from operations	$(64)	$(451)

Corporate operating losses decreased by $387 to $64 for the nine months ended March 31, 2013, from a loss of $451 in the same period of the last fiscal year.  The decrease in operating losses was mainly due to an increase in corporate overhead recharge. Corporate expenses are recharged based on revenues generated by the subsidiaries. Because the revenue generated by the subsidiaries for the nine months ending March 31, 2013, was higher when compared to the same period of last fiscal year, the corporate overhead allocation for the nine months ended March 31, 2013 was $710 as compared to $462 for the same period in last fiscal year. This resulted in an increase of income by $248. The stock option expenses for the nine months ended March 31, 2013 were $40, a decrease of $153 from $193 for the same period in the last fiscal year. Travel expenses decreased by $51 to $26 as compared to the same period in the last fiscal year. The decrease in loss was partially offset by the increase in insurance expenses, professional fees and accounting fees.

Financial Condition

During the nine months ended March 31, 2013 total assets decreased by $5,594, from $38,050 as at June 30, 2012 to $32,456 as at March 31, 2013. The decrease in total assets was primarily due to a decrease in short-term deposits, trade accounts receivables, other receivables, inventories, assets held for sale, property, plant and equipment and other assets, but was partially offset by an increase in cash and cash equivalents, loan receivables from property development projects, prepaid expenses, investment, investment in properties and restricted term deposits.

Cash and cash equivalents were $2,347 as at March 31, 2013, reflecting an increase of $775 from $1,572 as at June 30, 2012, primarily due to collections from customers and withdrawal of the short-term deposits in our Singapore operations which was utilized for the capital expenditure in Tianjin and Suzhou in the China and Malaysia operations and to pay the line of credit in the Singapore operations.

At March 31, 2013, short-term cash deposits were $110, reflecting a decrease of $140 from $250 as at June 30, 2012, primarily due to withdrawal of the short-term deposits during the second and third quarter of fiscal 2013 by our Singapore operations to meet the working capital needs and to make other payments.

At March 31, 2013, the trade accounts receivable balance decreased by $4,799 to $6,512, from $11,311 as at June 30, 2012, primarily due to a decrease in the revenue in the Singapore, Thailand, Chongqing China and Indonesia operations for the first nine months of fiscal 2013 as compared to the revenue in the fourth quarter of fiscal 2012. The rate of turnover of accounts receivables was 104 days at the end of the third quarter of fiscal 2013 compared with 86 days at the end of the last third quarter of last fiscal year. The slower turnover in accounts receivable was primarily due to an increase in receivables higher than the increase in revenue in the first nine months period in the fiscal 2013 as compared to same period in the last fiscal year.

At March 31, 2013, other receivables were $322, reflecting a decrease of $640 from $962 as at June 30, 2012. The decrease was primarily due to the collection of other receivable in the Indonesian operations, a decrease in goods and services tax receivable in the Singapore operations, a decrease in the advance payment to suppliers and a decrease in value added tax receivables in the China operations as at June 30, 2012.

At March 31, 2013, loan receivables from property development projects was $1,126, compared to $1,101 as at June 30, 2012.  The increase of $25, was primarily due to the exchange fluctuation between Singapore dollars and U.S. dollars from June 30, 2012 to March 31, 2013. The loan receivable from property development projects was primarily attributable to a loan receivable from property development projects of RMB 5,000 and RMB 2,000, or approximately $804 and $322, respectively, based on the exchange rate as on March 31, 2013 published by Monetary Authority of Singapore, from JiaSheng and JiangHuai, respectively. The investment was classified as a loan based on ASC Topic 310-10-25 Receivables.

Inventory at March 31, 2013 was $1,677, a decrease of $647, or 27.8% compared to $2,324 as at June 30, 2012. The decrease in inventory was mainly due to a decrease in the raw material and work in progress as a result of decreased procurement in the second and third quarters by the Singapore operation as compared to the fourth quarter of fiscal 2012, though partially offset by foreign currency exchange fluctuation between functional currency and U.S. dollars from June 30, 2012 to March 31, 2013. The turnover of inventory was 75 days at the end of the third quarter of fiscal 2013 compared to 82 days at the end of the third quarter of fiscal year 2012.  The faster turnover of inventory was due to an increase in usage of the inventory by the Singapore operation in the first nine months period in fiscal 2013 as compared to the same period in the last fiscal year.

Prepaid expenses and other current assets were $468 as at March 31, 2013 compared to $406 as at June 30, 2012. The increase of $62 was primarily due to deposits and prepayment by the Malaysia operations, Suzhou and Tianjin in the China operations, the U.S. operations, and the Singapore operations.

Assets held for sale at March 31, 2013 was nil as compared to $130 as at June 30, 2012. The decrease was due to the re-classification to property, plant and equipment in the Malaysia operations. Since the market value of the factory building in Penang, Malaysia is increasing significantly, during the second quarter of fiscal 2013 the Company changed its plans of sale and decided to hold the factory building in Penang as an investment rental property. Hence the Company has re-classified the factory building as an “investment rental property.”

Investment properties in China and Malaysia at March 31, 2013 were $1,903, an increase of $88 from $1,815 as at June 30, 2012.  The increase was primarily due to reclassification of the asset held for sale in Penang Malaysia as discussed earlier which was partially offset by the decrease in depreciation charged for the nine months ended March 31, 2013.

Property, plant and equipment decreased by $37 from $13,193 as at June 30, 2012 to $13,156 as at March 31, 2013, mainly due to capital expenditures of $1,367 incurred mainly in the Tianjin Suzhou operations in the China, Malaysia and Singapore operations, and the foreign currency exchange difference between the functional currency dollars and U.S. dollars for the nine months ended March 31, 2013, which was partially offset by the depreciation charge of $1,879.

Other assets as at March 31, 2013 decreased by $277 to $499, compared to $776 as at June 30, 2012.  The decrease in other assets was primarily due to the withdrawal of the rental deposit due to termination of the fabrication yard lease in the Indonesia operation and reclassification of the down payment of fixed assets to property, plant and equipment in the Malaysia and Tianjin operations during the nine months ended March 31, 2013.

Restricted cash as at March 31, 2013 increased by $109 to $3,554, compared to $3,445 as at June 30, 2012.  This was due to the foreign currency exchange difference between functional currency and U.S. dollars from June 30, 2013 to March 31, 2013 and further increased by the interest income from the restricted deposits.

Lines of credit as at March 31, 2013 decreased by $1,320 to $2,285, compared to $3,605 as at June 30, 2012. This was mainly due to the payment made by the Singapore operations to settle the credit facility.

Accounts payable as at March 31, 2013 decreased by $2,912 to $1,922 from $4,834 mainly due to payment to suppliers made by the Singapore, Malaysia, Indonesia and China operations, and reduced purchases due to the decrease in sales.

 Liquidity Comparison

Net cash provided by operating activities increased by $6,183 to an inflow of $4,104 for the nine months ended March 31, 2013 from an outflow of $2,079 in the same period of the last fiscal year. The increase in net cash generated by operating activities was primarily due to a decrease in operating loss, a decrease in accounts receivables of $5,993, a decrease in inventories by $1,246, and a decrease in other receivables by $960, which was partially offset by the decrease in accounts payable and accrued expenses as previously discussed.

Net cash used in investing activities decreased by $560 to an outflow of $1,228 for the nine months ended March 31, 2013 from an outflow of $1,788 for the same period of the last fiscal year.  The decrease in investing activities was primarily due to maturing deposits of $770, decrease in capital spending by $34 which was partially offset by a new deposit amounting to approximately $247 placed with the bank by our Singapore operation during the nine months ended March 31, 2013.

Net cash used in financing activities for the nine months ended March 31, 2013 was $2,153, representing a decrease of $4,996 compared to net cash inflow of $2,843 during the nine months ended March 31 2012. The increase in outflow was mainly due to repayment of a line of credit and repayment of a bank loan and capital lease of $1,392, in our Singapore and Malaysia operations as compared to the inflow of cash in financing activities from the new bank loan of $1,540, during the same period of last fiscal year.

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

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2013, the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective at a reasonable level.

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
101.CAL*    XBRL Taxonomy Extension Calculation Linkbase
101.DEF*    XBRL Taxonomy Extension Definition Linkbase
101.LAB*    XBRL Taxonomy Extension Label Linkbase
101.PRE*    XBRL Taxonomy Extension Presentation Linkbase

* Pursuant to Rule 406T of Regulation S-T, the XBRL (Extensible Business Reporting Language) information included in Exhibit 101 hereto is deemed furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended ,and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIO-TECH INTERNATIONAL
By:	/s/ Victor H.M. Ting VICTOR H.M. TING Vice President and Chief Financial Officer (Principal Financial Officer) Dated: May 14, 2013