Form 10-K
period 2013-06-30
TRIO TECH INTERNATIONAL
filed 2013-09-27
CIK 732026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

OR

[  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___ to ___

Commission File Number 1-14523

TRIO-TECH INTERNATIONAL
(Exact name of Registrant as specified in its Charter)

California	95-2086631
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

16139 Wyandotte Street
Van Nuys, California	91406
(Address of principal executive offices)	(Zip Code)

Registrant's Telephone Number:  818-787-7000

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	On which registered
Common Stock, no par value	The NYSE MKT

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act.  ☐Yes  ☑No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐Yes  ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   [X] Yes   [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in a definitive proxy statement or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer    [   ]                                                  Accelerated Filer                     [  ]
Non-Accelerated Filer      [   ]                                                  Smaller Reporting Company  [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes   [X] No

The aggregate market value of voting stock held by non-affiliates of Registrant, based upon the closing price of $1.52 for shares of the registrant’s Common Stock on December 31, 2012, the last business day of the registrant’s most recently completed second fiscal quarter as reported by the NYSE MKT, was approximately $3,600,000. In calculating such aggregate market value, shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock (including shares with respect to which a holder has the right to acquire beneficial ownership within 60 days) were excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock outstanding as of September 19, 2013 was 3,321,555.

Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference information from Registrant’s Proxy Statement for its 2013 Annual Meeting of Shareholders to be filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K.

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

Through most of fiscal 2013, we operated our business in five segments: manufacturing, testing services, distribution, real estate and fabrication services. In the fourth quarter of fiscal 2013, management decided to discontinue operations in the fabrication services segment. Geographically, we operate in the U.S., Singapore, Malaysia, Thailand, China and Indonesia.  We operate six testing services facilities; one in the United States and five in Southeast Asia.   We operate two manufacturing facilities: one in the United States and the other in Southeast Asia. Our distribution segment and real estate segment operate, and the fabrication services segment operated primarily in Southeast Asia. Our major customers are concentrated in Southeast Asia and they are either semiconductor chip manufacturers or testing facilities that purchase testing equipment.  For information relating to revenues, profit and loss and total assets for each of our segments, see Note 20 - Business Segments contained in our consolidated financial statements included in this Form 10-K.

Company History – Certain Highlights (5 years)

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
2013
Trio-Tech Singapore, Trio-Tech Malaysia, Trio-Tech (Suzhou),
Trio-Tech (Bangkok) and Trio-Tech Tianjin re-certified to ISO 9001-2008 standards.
Trio-Tech Singapore re-certified to ISO 14001-2004 standards.
Trio-Tech Malaysia achieved ISO/TS16949 LOC certification.
Trio-Tech Tianjin re-certified to ISO/TS16949 LOC standards.
Trio-Tech Singapore re-certified to biz SAFE Level 3 Workplace Safety and Health standards.

Overall Business Strategies

Our core business is and historically has been in the semiconductor industry (testing services, manufacturing and distribution).  Revenue from this industry accounted for 98.4% and 90.5% of our revenue for fiscal year 2013 and fiscal year 2012, respectively. The semiconductor industry has experienced periods of rapid growth, but has also experienced downturns, often in connection with, or in anticipation of, maturing product cycles of both semiconductor companies’ and their customers’ products and declines in general economic conditions. To reduce our risks associated with sole industry focus and customer concentration, the Company expanded its business into the real estate investment and oil and gas equipment fabrication businesses in 2007 and 2009, respectively.

To achieve our strategic plan for our semiconductor business, we believe that we must pursue and win new business in the following areas:

• Primary markets – Capturing additional market share within our primary markets by offering superior products and services to address the needs of our major customers.

• Growing markets – Expanding our geographic reach in areas of the world with significant growth potential.

• New markets – Developing new products and technologies that serve wholly new markets.

• Complementary strategic relationships – Through complementary acquisitions or similar arrangements, we believe we can expand our markets and strengthen our competitive position. As part of our growth strategy, the Company continues to selectively assess opportunities to develop strategic relationships, including acquisitions, investments and joint development projects with key partners and other businesses.

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

Front-End Products

Artic Temperature Controlled Wafer Chucks

Artic Temperature Controlled Wafer Chucks are used for test, characterization and failure analysis of semiconductor wafers and such other components at accurately controlled cold and hot temperatures.  These systems provide excellent performance to meet the most demanding customer applications.  Several unique mechanical design features provide excellent mechanical stability under high probing forces and across temperature ranges.

Wet Process Stations

Wet Process Stations are used for cleaning, rinsing and drying semiconductor wafers, flat panel display magnetic disks, and other microelectronic substrates.  After the etching or deposition of integrated circuits, wafers are typically sent through a series of 100 to 300 additional processing steps.  At many of these processing steps, the wafer is washed and dried using Wet Process Stations.

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

We provide integrated burn-in automation solutions to improve products’ yield, reduce processing downtime and improve efficiency. In addition, we develop a cooling solution, which is used to cool or maintain the temperature of high power heat dissipation semiconductor devices.

Component Centrifuges and Leak Detection Equipment

We manufacture centrifuges and leak detection equipment, which are used to test the mechanical integrity of ceramic and other hermetically sealed semiconductor devices and electronic parts for high reliability and aerospace applications. Leak detection equipment is designed to detect leaks in hermetic packaging. The bubble tester is used for gross leak detection. A visual bubble trail will indicate when a device is defective.

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

Real Estate

Our real estate segment generates investment income from the rental revenue from real estate we purchased in Chongqing, China and investment returns from the deemed loan receivable which is classified as other income. Investment income consists of income from the investment made in joint venture wherein we hold 10% interest in the investment. The rental income is generated from the rental properties in MaoYe, JiangHuai and FuLi in Chongqing China. The investment which is deemed loan receivable generates investment returns from the two investments amounting to RMB 7 million, in JiaSheng and JiangHuai.

Fabrication

We have fabricated equipment and structures used in the oil and gas industry at our subsidiary, PT SHI Indonesia, in Batam, Indonesia (“PT SHI”). Indonesia is one of the largest oil and gas producers in Southeast Asia, as well as a major exporter of liquefied natural gas in Asia. As more fully described elsewhere in this Form 10-K, in the second quarter of fiscal 2013, management terminated the lease of the fabrication yard and decided to outsource fabrication projects to service providers who have facilities to undertake such projects. In the fourth quarter of fiscal 2013, management decided to discontinue this operation.

Product Research and Development

We focus our research and development activities on improving and enhancing both product design and process technology. We conduct product and system research and development activities for our products in Singapore and the United States. Research and development expenses were $281 and $295 in fiscal 2013 and 2012, respectively. Our Singapore operations decreased its expenses in research and development in fiscal year 2013.

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

Dependence on limited number of Customers

In fiscal 2013 and 2012, combined sales of equipment and services to our three largest customers accounted for approximately 71.6% and 65.4%, respectively, of our total net revenue. We had sales of $19,786 (62.3%) and $17,481 (51.1%) to Customer A for fiscal years 2013 and 2012, respectively. Although the top customer mentioned above is a U.S. company, the revenue generated from them was from their facilities located outside of the U.S. The majority of our sales and services in fiscal years 2013 and 2012 were to customers outside of the United States.

Backlog

The following table sets forth the Company's backlog at the dates indicated (amounts in thousands):

	June 30,	June 30,
	2013	2012

Manufacturing backlog	$3,761	$4,321
Testing services backlog	1,131	2,292
Distribution backlog	832	290
Real estate backlog*	679	127
	$6,403	$7,030

*Real estate backlog is based on the rental income from a non-cancellable lease.

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

Materials and Supplies

Our products are designed by our engineers and are assembled and tested at our facilities in United States, China and Singapore.  We purchase all parts and certain components from outside vendors for assembly purposes.  We have no written contracts with any of our key suppliers.  As these parts and components are available from a variety of sources, we believe that the loss of any one of our suppliers would not have a material adverse effect on our results of operations taken as a whole.

Competition

Our ability to compete depends on our ability to develop, introduce and sell new products or enhanced versions of existing products on a timely basis and at competitive prices, while reducing our costs.

There are numerous testing laboratories in the areas where we operate that perform a range of testing services similar to those offered.  However, due to severe competition in the Southeast Asia testing and burn-in services industry there has been a reduction in the total number of competitors.  The existence of competing laboratories and the purchase of testing equipment by semiconductor manufacturers and users are potential threats to our future testing services revenue and earnings.  Although these laboratories and new competitors may challenge us at any time, we believe that other factors, including reputation, long service history and strong customer relationships, are instrumental in determining our position in the market.

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

The real estate industry in China has grown dramatically over the last two decades. The real estate market in China presents not only huge business opportunities, but also various special characteristics at both industrial and business levels. We cooperate closely with our business partner, JiaSheng Property Development Co. Ltd. (“JiaSheng”), who has many years’ experience in the real estate business in China. We believe the experience from our partner combined with our investment experience helps us to be more competent.

Patents

The manufacturing segment holds a United States patent granted in 1994 on certain aspects of its Artic temperature test systems.  In 2001, we registered a new United States patent (for 21 years) for several aspects of a new range of Artic Temperature Controlled Chucks.  As these patents are not significant for our manufacturing segment due to the change in our products portfolio, the capitalized cost of the patents was written off in fiscal 2002 because of the impairment assessed by our management. In fiscal 2013 and 2012, we did not register any patents within the U.S.

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

Employees

As of June 30, 2013, we had approximately 510 employees. Geographically, approximately 10 full time employees were located in the United States and approximately 500 full time employees in Southeast Asia.  None of our employees are represented by a labor union.

There were approximately 60 employees in the manufacturing segment, 415 employees in the testing services segment, 3 employees in the real estate segment and 32 employees in general administration, logistics and others.

ITEM 1A. RISK FACTORS

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, we are not required to provide the information required by this item.

ITEM 1B – UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2 – PROPERTIES

As of the date of filing of this Form 10-K, we believe that we are utilizing approximately 80% of our fixed property capacity. We also believe that our existing facilities are adequate and suitable to cover any sudden increase in our needs in the foreseeable future.

The following table presents the relevant information regarding the location and general character of our principal manufacturing and testing facilities:

			Owned (O)
		Approx.	or Leased (L)
		Sq. Ft.	& Expiration
Location	Segment	Occupied	Date
16139 Wyandotte Street, Van Nuys, CA 91406, United States of America	Corporate Testing Services/ Manufacturing	5,200	(L) Dec. 2014
1004, Toa Payoh North, Singapore
Unit No. HEX 07-01/07,	Testing Services	6,864	(L) Sept. 2017
Unit No. HEX 07-01/07, (ancillary site)	Testing Services	2,339	(L) Sept. 2017
Unit No. HEX 03-01/02/03,	Testing Services /Manufacturing	2,959	(L) Sept. 2017
Unit No. HEX 01-08/15,	Testing Services /Manufacturing	6,864	(L) Jan. 2017
Unit No. HEX 01-08/15, (ancillary site)	Testing Services /Manufacturing	1,980	(L) Jan. 2017
Unit No. HEX 01-16/17,	Logistics Store	1,983	(L) Jan. 2017
Unit No. HEX 03-08/10,	Manufacturing	2,959	(L) May. 2013*3
1008, Toa Payoh North, Singapore
Unit No. HEX 03-09/17,	Manufacturing	6,099	(L) Jan. 2017
Unit No. HEX 03-09/17, (ancillary site)	Manufacturing	70	(L) Jan. 2017
Unit No. HEX 01-09/10/11,	Manufacturing	2,202	(L) Nov. 2017
Unit No. HEX 01-15/16,	Manufacturing	1,400	(L) Sept. 2014
Unit No. HEX 01-08,	Manufacturing	603	(L) Jun. 2017
Unit No. HEX 01-12/14,	Manufacturing	1664	(L) Jul. 2016
Unit No. HEX 07-17/18,	Testing Services	4,315	(L) Nov. 2012*3
Unit No. HEX 07-17/18, (ancillary site)	Testing Services	25	(L) Nov. 2012*3
Unit No. HEX 02-17,	Manufacturing	832	(L) Jun. 2013*3
Unit No. HEX 02-15/16,	Manufacturing	1,400	(L) Jul. 2013*3
Plot 1A, Phase 1	Manufacturing	42,013	(O)
Bayan Lepas Free Trade Zone
11900 Penang
Lot No. 11A, Jalan SS8/2,	Testing Services	78,706	(O)
Sungai Way Free Industrial Zone,
47300 Petaling Jaya,
Selangor Darul Ehsan, Malaysia
Lot No. 4, Kawasan MIEL	Testing Services	37,457	(L) Nov. 2013*2
Sungai Way Baru Free Industrial Zone,
Phsdr Phase III, Selangor Darul Ehsan, Malaysia
327, Chalongkrung Road,	Testing Services	34,433	(O)
Lamplathew, Lat Krabang,
Bangkok 10520, Thailand
No. 5, Xing Han Street, Block A	Testing Services	576	(L) Dec 2013*1
#03-09/10 Suzhou Industrial Park
China 215021
No. 5, Xing Han Street, Block A	Testing Services	376	(L) Mar 2014*1
#04-15/16, Suzhou Industrial Park
China 215021
27-05, Huang Jin Fu Pan.	Real Estate	970	(L) Aug. 2015
No. 26 Huang Jin Qiao Street
Hechuan District Chongqing China 401520
B7-2, Xiqing Economic Development	Testing Services	45,949	(L) April 2021
Area International Industrial Park
Tianjin City, China 300385.

*1 With respect to the various leases that expire during fiscal 2014, the Company anticipates that the landlord will offer similar terms on each such lease at renewal and does not believe that material expenses will be incurred.

*2 The premise was sublet to a third party during fiscal 2013. Subsequent to fiscal 2013, on July 31, 2013 the lease for this premise was terminated and there were no penalty or costs for early termination.

*3 The premises have been returned and the lease terminated as at fiscal year end.

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

ITEM 4 – MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5 – MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is traded on the NYSE MKT under the symbol “TRT.”  The following table sets forth, for the periods indicated, the range of high and low sales prices of our Common Stock as quoted by the NYSE MKT:

	High	Low

Fiscal Year Ended June 30, 2012
Quarter ended September 30, 2011	$3.90	$2.70
Quarter ended December 31, 2011	$2.99	$2.19
Quarter ended March 31, 2012	$2.56	$2.00
Quarter ended June 30, 2012	$2.25	$1.40
Fiscal Year Ended June 30, 2013
Quarter ended September 30, 2012	$1.93	$1.30
Quarter ended December 31, 2012	$1.90	$1.35
Quarter ended March 31, 2013	$2.40	$1.53
Quarter ended June 30, 2013	$2.80	$1.80

Stockholders

As of September 19, 2013, there were 3,321,555 shares of our Common Stock issued and outstanding, and the Company had approximately 67 record holders of Common Stock. The number of holders of record does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.

Dividend Policy

We did not declare any cash dividend in fiscal 2013 or fiscal 2012.

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

Trio-Tech International operates in five distinct segments: manufacturing, testing services, distribution, real estate and fabrication services. However during the fourth quarter of fiscal 2013, management decided to discontinue the fabrication services segment. In fiscal year 2013, revenue from the four continuing operations - manufacturing, testing services, distribution and real estate segments represented 48.0%, 47.3%, 4.3% and 0.4% of our revenue, respectively, compared to 54.6%, 41.5%, 3.5% and 0.4% respectively, in fiscal year 2012.

Fabrications segment which was discontinued during the fourth quarter of fiscal 2013 had revenue of $389, for fiscal 2013 as compared to $3,111 for fiscal 2012.

Semi-conductor testing and manufacturing of test equipment is our core business. We provide third-party semiconductor testing and burn-in services primarily through our laboratories in Southeast Asia. At or from our facilities in U.S and Southeast Asia we also design, manufacture and market equipment and systems to be used in the testing and production of semiconductors, and distribute semiconductor processing and testing equipment manufactured by other vendors.

We expanded our market share in the semiconductor testing segment. In fiscal 2011, Trio-Tech International Pte. Ltd., registered a 100% wholly owned subsidiary, Trio-Tech (Tianjin) Co. Ltd. (“TTTJ”), located in the Xiqing Economic Development Area International Industrial Park in Tianjin City, People’s Republic of China. During fiscal year 2012, TTTJ obtained the ISO/TS 16949: 2009 certification, which enables this operation to provide burn-in services to the automotive industry. TTTJ commenced operating activities in the third quarter of fiscal 2012. It provides testing services for one of our major customers.

During fiscal 2013, testing operations in Singapore, Malaysia, Suzhou, Thailand and Tianjin were re-certified to ISO 9001-2008 standards. Singapore testing operations also were re-certified to ISO 14001-2004 standards. Malaysia operations achieved ISO/TS16949 LOC certification. Tianjin operations were re-certified to ISO/TS16949 LOC standards and Singapore operations were re-certified to biz SAFE Level 3 workplace safety and health standards.

Our distribution segment operates primarily in Southeast Asia. This segment markets and supports distributing complementary products supplied by other manufacturers that are used by its customers and other semiconductor and electronics manufacturers. We believe this will help us to reduce our exposure to multiple risks arising from being a mere distributor of manufactured products from others.

Our real estate segment generates investment income from the investments made and rental revenue from real estate property purchased in Chongqing, China.

During the second quarter of fiscal 2011, Trio-Tech (Chongqing) Co. Ltd. (“TTCQ”) entered into a joint-venture agreement with JiaSheng to develop real estate projects in China.  Prior to the first quarter of fiscal 2012, TTCQ had 10% ownership in this China affiliate, and this investment was recorded on an equity basis. Pursuant to the joint-venture agreement, the company had the option of purchasing 15% of the investment from its joint-venture. Within a period of 24 months from the commencement of the joint-venture, we concluded that we could no longer exert significant influence on the operating and financial activities of the joint-venture. Therefore, we began accounting for this investment using the cost method effective September 29, 2011. The carrying value of this joint-venture investment at June 30, 2013 was $791, which approximates our pro-rate share of the underlying value of the joint-venture. Based on ASC Topic 323 – Investment – Other, Cost Method Investments, the existing cost, after evaluating for impairment, the carrying value of the joint-venture investment has been considered to be the cost of the investment. TTCQ disposed of the option to purchase 15% of the investment from its joint-venture partner during September 2011 for RMB 500, or approximately $79.

TTCQ invested RMB 5,554 in rental properties in Maoye during fiscal 2008, RMB 3,600 in rental properties in JiangHuai during fiscal 2010 and RMB 4,025 in rental properties in FuLi during fiscal 2010. The total investment in properties in China was RMB 13,179, or approximately $2,145 and $2,073 in fiscal 2013 and 2012 respectively. The carrying value of these investment properties in China were RMB 10,877 and RMB 11,536 or approximately $1,815 and $1,770 in fiscal 2013 and 2012 respectively. These properties generated a total rental income of $132 and $147 for fiscal 2013 and 2012, respectively. TTCQ’s investment in properties in Maoye, JiangHuai and FuLi that generated rental income, is discussed further in this Form 10-K.

Our fabrication services segment, SHI International Pte. Ltd (“SHI”), provided fabrication of large and complex offshore structures employed to process oil and gas and for temporary storage of the oil prior to shipment, and related services for the offshore oil and gas industries. We fabricated equipment and structures used in the oil and gas industry at our subsidiary, PT SHI Indonesia, in Batam, Indonesia (“PT SHI”). In the second quarter of fiscal 2013, management terminated the lease of the fabrication yard and determined to outsource fabrication projects to service providers who have facilities to undertake such projects. In the fourth quarter of fiscal 2013, management decided to discontinue this segment.

Based on the restructuring plan and in accordance with ASC Topic 205-20, Presentation of Financial Statement of Discontinued Operations, we presented the operation results from SHI and PT SHI as a discontinued operation, as we believed that no continued cash flow would be generated by the disposed segment and that we would have no significant continuing involvement in the operation of the segment.  In management’s discussion and analysis of financial condition and results of operation below, the amounts used in comparison have been reclassified to exclude the amounts from discontinued operations, which have been discussed as a separate line item listed on the consolidated statement of operations and comprehensive income / (loss).

Subsequent Event

Subsequent to fiscal year end, the board of directors approved management to dispose of the investment of 10% interest in joint venture with Chong Qing Jun Zhou Zhi Ye Co. Ltd.  The carrying value of the investment in joint venture as at June 30, 2013 was RMB 5,000 or approximately $791 based on the exchange rate as on June 30, 2013 published  by the Monetary Authority of Singapore.

As of September 18, 2013 the Company issued 75,000 options to directors under the Director stock option plan.  The fair value of the stock options is estimated using the Black Scholes option pricing model and approximated $140 which vests immediately and will be recorded in the first quarter of FY2014.

Fiscal 2013 Highlights (in Thousands)

•	Total revenue increased by $670, or 2.2%, to $31,770 in fiscal 2013 compared to $31,100 in fiscal 2012.
•	Manufacturing segment revenue decreased by $1,701, or 10.0%, to $15,254 in fiscal 2013 compared to $16,955 in fiscal 2012.
•	Testing services segment revenue increased by $2,107, or 16.3%, to $15,029 in fiscal 2013 compared to $12,922 in fiscal 2012.
•	Distribution segment revenue increased by $280, or 26.1%, to $1,355 in fiscal 2013 compared to $1,075 in fiscal 2012.
•	Real estate segment revenue decreased by $16, or 10.8%, to $132 in fiscal 2013 compared to $148 in fiscal 2012.
•	Fabrication services segment, which was discontinued during fiscal 2013, generated revenue of $389, a decrease by $2,722 or 87.5% as compared to $3,111 in fiscal 2012.
•	Gross profit margins increased by 3.5% to 20.0% in fiscal 2013 compared to 16.5% in fiscal 2012.
•	General and administrative expenses decreased by $655, or 9.2%, to $6,450 in fiscal 2013 compared to $7,105 in fiscal 2012.
•	Research and Development expenses decreased by $14, or 4.7%, to $281 in fiscal 2013 from $295 in fiscal 2012.
•	Stock option expense decreased by $162 to $42 in fiscal 2013 as compared to $204 in fiscal 2012.
•	Loss from operations decreased by $1,986 to $861 in fiscal 2013 compared to $2,847 in fiscal 2012.
•	Losses from continuing operations before income tax decreased by $1,951, or 75.6%, to $628 in fiscal 2013 compared to $2,579 in fiscal 2012.
•	Losses from discontinuing operations before income tax decreased by $1,116, or 60.3%, to $734 in fiscal 2013 compared to $1,850 in fiscal 2012.
•	Total assets decreased by $2,006, or 5.3%, to $36,044 as of June 30, 2013 compared to $38,050 as of June 30, 2012.
•	Working capital decreased by $1,012, or 19.5%, to $4,184 as of June 30, 2013 compared to $5,196 as of June 30, 2012.

The highlights above are intended to identify some of our most significant events and transactions during our fiscal year 2013. However, these highlights are not intended to be a full discussion of our results for the year.  These highlights should be read in conjunction with the discussion in this Item 7 and with our consolidated financial statements and footnotes accompanying this Annual Report.

General Financial Information

During the fiscal year ended June 30, 2013, total assets decreased by $2,006 from $38,050 in fiscal 2012 to $36,044 in fiscal 2013. The decrease was primarily due to a decrease in trade accounts receivables, property, plant and equipment, asset held for sale and other assets. It was partially offset by an increase in cash and cash equivalents.

Cash and cash equivalents at June 30, 2013 was $2,793, an increase of $1,221, or 77.7%, compared to a total of $1,572 at June 30, 2012. The increase in cash was primarily due to lower capital expenditures in fiscal 2013, a decrease in operating expenses which resulted in a lesser loss and lesser cash outflow in fiscal 2013, an increase in collections from customers, and proceeds from disposal of property, plant and equipment.

Trade accounts receivables at June 30, 2013 was $8,728, representing a decrease of $2,583, or 22.8%, compared to $11,311 at June 30, 2012. The decrease was attributable to a decrease in sales mainly in the fourth quarter of fiscal 2013 as a result of a decrease in capital spending on equipment and systems by one of our major customers. Total sales from all of the segments in the fourth quarter of fiscal 2013 was $8,517, a decrease of $2,526, or 22.9%, compared to total sales of $11,043 in the fourth quarter of fiscal 2012. The turnover of net accounts receivables was 112 days in fiscal 2013, a decrease of 17 days compared to 95 days in fiscal 2012.

Other receivables at June 30, 2013 was $993, an increase of $31 from $962 at June 30, 2012. Such increase was mainly due to advance payment made to a supplier by our Singapore operations. The increase was partially offset by the decrease in the deferred project costs in the fabrication segment and the decrease in the goods and services tax (“GST”) refund claimable from the Inland Revenue by the Singapore operations in fiscal year 2013 as a result of decreased purchases of inventories in the fourth quarter of fiscal 2013. Singapore’s GST is a broad-based consumption tax levied on import of goods, as well as nearly all supplies of goods and services.

Inventory in our manufacturing and distribution segments at June 30, 2013 was $2,463, an increase of $139, or 6.0%, compared to $2,324 at June 30, 2012. The turnover of inventory was 82 days for fiscal 2013, reflecting an increase of 26 days compared with a turnover rate of 56 days for fiscal 2012. The lower inventory turnover was due to increase in inventory balance  at June 30, 2013, which was due to lower usage of inventory caused by the decrease in sales in our manufacturing segment in the fiscal 2013 sales in our manufacturing and distribution segments in the third and fourth quarter of fiscal 2013, as compared to fiscal 2012. Overall sales increased in fiscal 2013 as compared to fiscal 2012, due to the first and second quarter sales.

Prepaid expenses and other current assets at June 30, 2013 was $358, a decrease of $48 from $406 at June 30, 2012.  The decrease was primarily due to a decrease in prepayments in the fabrication segment as the yard lease was terminated during the second quarter of fiscal 2013, as compared to fiscal 2012 during which period the fabrication segment was active.

In the fourth quarter of fiscal 2012 we entered into a contract for the sale of a building in Penang, Malaysia. However, the relevant government authorities did not approve the transaction, hence the sale did not take place. With the increasing market value for the property, management decided not to sell the asset as of the second quarter of fiscal 2013. Hence the asset held for sale was reclassified as investment in rental property during the fiscal 2013. Therefore there was no asset held for sale at June 30, 2013.

Loan receivables from investment in property development projects at June 30, 2013 were $1,139, an increase of $38 from $1,101 at June 30, 2012. The increase in loan receivables from property development projects was primarily due to foreign currency translation in the loan receivable from property development projects of RMB 7,000.

Investment properties in China at June 30, 2013 were $1,770, a decrease of $45 from $1,815 at June 30, 2012.  The decrease was primarily due to the depreciation charged during fiscal 2013. Investment property in Malaysia as at June 30, 2013 was $123 and there was no such balance in the previous year as the asset was held for sale in fiscal 2012.

In the second quarter of fiscal 2011 the Company entered into a joint-venture agreement with JiaSheng to develop real estate projects in China.  As of June 30, 2013, the balance of the investment was RMB 5,000, or approximately $791, as compared to $765 for the year ending June 30, 2012. The increase in investment in the joint-venture was primarily due to foreign currency translation.

Property, plant and equipment at June 30, 2013 were $12,851, a decrease of $342 compared to $13,193 at June 30, 2012. The decrease in property, plant and equipment was mainly due to the depreciation of $2,378 charged during the fiscal 2013 which was partially offset by the additions during fiscal 2013 amounting to $1,838. Depreciation for property, plant and equipment was $2,606 for fiscal years 2012. The increase in depreciation expenses in fiscal 2013, was primarily due to the additions in fixed assets in the Malaysia and Tianjin operations after June 30, 2012.

Other assets at June 30, 2013 were $437, a decrease of $339 compared to $776 at June 30, 2012. The decrease was mainly due to the decrease in rental deposits in the fabrication segment as the yard lease was terminated during the second quarter of fiscal 2013, and the transfer of the down-payment for fixed assets made during fiscal 2012 to property, plant and equipment because the assets were put to use by the Malaysia operations in fiscal 2013. These decreases were partially offset by the increase in rental deposit in the Singapore operations due to an increase in rental at the time of lease renewal.

Restricted cash at June 30, 2013 increased by $49 to $3,494 compared to $3,445 at June 30, 2012.  This was mainly due to the additional deposit amounting to approximately $29 being pledged for providing bankers guarantee to the customer for the warranty requirement by one of the subsidiaries and foreign currency exchange difference of approximately $20 between functional currency and U.S. dollar from June 30, 2012 to June 30, 2013. It is further increased by the interest income from the restricted deposits. This increase was partially offset by a decrease in restricted cash deposit in the Malaysia operations, which resulted from the withdrawal of the restricted deposits, as the deposits were no longer required.

Total liabilities at June 30, 2013 were $15,438, a decrease of $2,056 compared to $17,494 at June 30, 2012.  The decrease in liabilities was primarily due to the decrease in accounts payables, income tax payable, and bank loan payable.

The total of our lines of credit at June 30, 2013 was $3,864, representing an increase of $259 compared to $3,605 at June 30, 2012. We established lines of credit with a few banks primarily for the working capital needs of our Singapore operation. We increased our borrowings in fiscal year 2013 as a result of additional working capital required to meet the increased sales. The lines of credit are collateralized by restricted deposits.

Accounts payable at June 30, 2013 was $4,136, a decrease of $698 compared to $4,834 at June 30, 2012. Material purchased during the fourth quarter decreased in the Tianjin, Malaysia and Singapore operations, resulting in a lower accounts payable for the 2013 fiscal year end. Because the fabrication yard lease was terminated in the second quarter of fiscal 2013, the costs and expenses decreased in the discontinued operations in Indonesia, resulting in lower accounts payable.

Accrued expenses at June 30, 2013 were $3,060, an increase of $49 compared to $3,011 at June 30, 2012. The increase in accrued expenses was mainly due to an increase in accrual of the sub-contractors wages in the Malaysia and Tianjin operations, which was partially offset by the reversal of unpaid bonus provision in Singapore operations, which are not expected to be paid.

As of June 30, 2013, the outstanding bank loans payable was $3,383, with interest rates ranging from 4.55% to 5.10% per annum, compared to the bank loans payable of $4,139 with interests ranging from 4.55% to 5.10% per annum as of June 30, 2012. The decrease in the bank loan payable was due to repayment during fiscal 2013. The loans are collateralized by property, plant and equipment.

Critical Accounting Estimates & Policies

The discussion and analysis of the Company’s financial condition presented in this section are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States.  During the preparation of the consolidated financial statements we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to sales, returns, pricing concessions, bad debts, inventories, investments, fixed assets, intangible assets, income taxes and other contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under current conditions. Actual results may differ from these estimates under different assumptions or conditions.

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

The Company’s management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. The Company includes any account balances that are determined to be uncollectible, along with a general reserve in the overall allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  Based on the information available to management, the Company believed that its allowance for doubtful accounts was adequate as of June 30, 2013.

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

Property, Plant and Equipment & Investment Property

Property, plant and equipment and investment properties are stated at cost, less accumulated depreciation and amortization.  Depreciation is provided for over the estimated useful lives of the assets using the straight-line method. Amortization of leasehold improvements is provided for over the lease terms or the estimated useful lives of the assets, whichever is shorter, using the straight-line method.

Maintenance, repairs and minor renewals are charged directly to expense as incurred. Additions and improvements to property and equipment are capitalized.  When assets are disposed of, the related cost and accumulated depreciation thereon are removed from the accounts and any resulting gain or loss is included in the consolidated statement of operations and comprehensive income / (loss).

Foreign Currency Translation and Transactions

The U.S. dollar is the functional currency of the U.S. parent company. The Singapore dollar, the national currency of Singapore, is the primary currency of the economic environment in which the operations in Singapore are conducted.  We also operate in Malaysia, Thailand, China and Indonesia, of which the Malaysian ringgit, Thai baht, Chinese renminbi and Indonesian rupiah, respectively, are the national currencies.  The Company uses the United States dollar (“U.S. dollar”) for financial reporting purposes.

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

Revenue from product sales is also recorded in accordance with the provisions of ASC Topic 605 (Emerging Issues Task Force (EITF) Statement 00-21), Revenue Arrangements with Multiple Deliverables and Staff Accounting Bulletin (SAB) 104 Revenue Recognition in Financial Statements, which generally require revenue earned on product sales involving multiple-elements to be allocated to each element based on the relative fair values of those elements.  Accordingly, the Company allocates revenue to each element in a multiple-element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold and specifically defined in a quotation or contract.  The Company allocates a portion of the invoice value to products sold and the remaining portion of invoice value to installation work in proportion to the fair value of products sold and installation work to be performed. Training elements are valued based on hourly rates, which the Company charges for these services when sold apart from product sales. The fair value determination of products sold and the installation and training work is also based on our specific historical experience of the relative fair values of the elements if there is no easily observable market price to be considered. In fiscal 2013 and 2012, the installation revenues generated in connection with product sales were immaterial and were included in the product sales revenue line on the consolidated statement of operations and comprehensive income (loss).

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

Equity Method

The Company analyzes its investments in joint ventures to determine if the joint venture should be accounted for using the equity method. Management evaluates both Common Stock and in-substance Common Stock whether they give the Company the ability to exercise significant influence over operating and financial policies of the joint venture even though the Company holds less than 50% of the Common Stock and in-substance Common Stock. The net income of the joint venture will be reported as “Equity in earnings of unconsolidated joint ventures, net of tax” in the Company’s consolidated statements of operations and comprehensive income (loss).

Cost Method

Investee companies not accounted for under the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, the Company’s share of the earnings or losses of such Investee companies is not included in the consolidated balance sheet or consolidated statement of operations and comprehensive income (loss). However, impairment charges are recognized in the consolidated statement of operations and comprehensive income (loss). If circumstances suggest that the value of the Investee Company has subsequently recovered, such recovery is not recorded.

Long-Lived Assets & Impairment

Our business requires heavy investment in manufacturing facilities and equipment that are technologically advanced but can quickly become significantly under-utilized or rendered obsolete by rapid changes in demand. In addition, we have recorded intangible assets with finite lives related to our acquisitions.

We evaluate our long-lived assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors considered important that could result in an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for our business, significant negative industry or economic trends, and a significant decline in our stock price for a sustained period of time. Impairment is recognized based on the difference between the fair value of the asset and its carrying value, and fair is generally measured based on discounted cash flow analysis, if there is significant adverse change.

In our business in the future, we may be required to record impairment charges on our long-lived assets. During the fourth quarter of fiscal 2013 and fiscal 2012, we performed an impairment analysis at entity level for long-lived assets and determined that there was no impairment loss in fiscal 2013 and impairment loss in fiscal 2012 was $216.

Fair Value Measurements

Under the standard ASC Topic 820, Fair Value Measurements (“ASC Topic 820”), fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between participants in the market in which the reporting entity transacts its business.  ASC Topic 820 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability.  In support of this principle, ASC Topic 820 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy.

Income Tax

We account for income taxes using the liability method in accordance with the provisions of ASC Topic 740, Accounting for Income Taxes (“ASC Topic 740”) requires an entity to recognize deferred tax liabilities and assets.  Deferred tax assets and liabilities are recognized for the future tax consequence attributable to the difference between the tax bases of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in future years.  Further, the effects of enacted tax laws or rate changes are included as part of deferred tax expenses or benefits in the period that covers the enactment date.  Management believed that it was more likely than not that the future benefits from these timing differences would not be realized.  Accordingly, a full allowance was provided as of June 30, 2013 and 2012.

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

Stock Based Compensation

We adopted the fair value recognition provisions under ASC Topic 718, Share Based Payments, (“ASC Topic 718”) using the modified prospective application method. Under this transition method, compensation cost recognized during the twelve months ended June 30, 2013 included the applicable amounts of: (a) compensation cost of all share-based payments granted prior to, but not yet vested as of, July 1, 2013 (based on the grant-date fair value estimated in accordance with the original provisions of ASC Topic 718) and (b) compensation cost for all share-based payments granted subsequent to June 30, 2013.

Non-controlling Interests in Consolidated Financial Statements

We adopted ASC Topic 810, Consolidation. This guidance establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance requires that non-controlling interests in subsidiaries be reported in the equity section of the controlling company’s balance sheet. It also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued Accounting Standards Update (“ASU”) No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists (a consensus of the FASB Emerging Issues Task Force).U.S. generally accepted accounting principles (“U.S. GAAP”) does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward exists. The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward, except as follows. To the extent a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.

This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward exists at the reporting date. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

The FASB has published a new ASU that defers indefinitely certain disclosures about investments held by nonpublic employee benefit plans in their plan sponsors’ own nonpublic equity securities. The ASU was approved by the FASB on June 12, 2013. ASU No. 2013-09, Fair Value Measurement (Topic 820): Deferral of the Effective Date of Certain Disclosures for Nonpublic Employee Benefit Plans in Update No. 2011-04, applies to disclosures of certain quantitative information about the significant unobservable inputs used in Level 3 fair value measurement for investments held by certain employee benefit plans.

The deferral applies specifically to employee benefit plans, other than those plans that are subject to SEC filing requirements, which hold investments in their plan sponsors’ own nonpublic entity equity securities, including equity securities of their nonpublic affiliated entities. The deferral is effective immediately for all financial statements that have not yet been issued. The adoption of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

The FASB has issued ASU No. 2013-05, Foreign Currency Matters (Topic 830) Parent’s Accounting for the Cumulative Translation Adjustment upon De-recognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. When a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity, the parent is required to apply the guidance in Subtopic 830-30 to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided.

For an equity method investment that is a foreign entity, the partial sale guidance in Section 830-30-40 still applies. As such, a pro rata portion of the cumulative translation adjustment should be released into net income upon a partial sale of such an equity method investment. However, this treatment does not apply to an equity method investment that is not a foreign entity. In those instances, the cumulative translation adjustment is released into net income only if the partial sale represents a complete or substantially complete liquidation of the foreign entity that contains the equity method investment.

Additionally, the amendments in this ASU clarify that the sale of an investment in a foreign entity includes both: (1) events that result in the loss of a controlling financial interest in a foreign entity (i.e., irrespective of any retained investment); and (2) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date (sometimes also referred to as a step acquisition). Accordingly, the cumulative translation adjustment should be released into net income upon the occurrence of those events.

The amendments in this ASU are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The amendments should be applied prospectively to de-recognition events occurring after the effective date. Prior periods should not be adjusted. Early adoption is permitted. If an entity elects to early adopt the amendments, it should apply them as of the beginning of the entity’s fiscal year of adoption. The adoption of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

The FASB has issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP.

The new amendments will require an organization to:

•
Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.

•
Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting period beginning after December 15, 2012, for public companies early adoption is permitted. The adoption of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

Other new pronouncements issued but not yet effective until after June 30, 2013 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

Comparison of Operating Results

The following table presents certain data from the consolidated statements of operations and comprehensive income (loss) as a percentage of net sales for the fiscal years ended June 30, 2013 and 2012:

	Year Ended June 30,
	2013	2012
Net Sales	100%	100%
Cost of Sales	80.0%	83.5%
Gross Margin	20.0%	16.5%
Operating Expenses
General and administrative	20.3%	22.8%
Selling	1.7%	1.9%
Research and development	0.9%	0.9%
Impairment loss	0.0%	0.0%
Gain on disposal of PP&E	(0.2%)	0.0%
Total operating expenses	22.7%	25.7%
Loss from Operations	(2.7%)	(9.2%)

Overall Revenue

The overall revenue is composed of the revenues from the manufacturing, testing services, distribution, real estate and fabrication services segments. The following table presents the components of the overall revenue realized in fiscal 2013 and 2012 in percentage format, respectively.

	Year Ended June 30,
	2013	2012
Revenues:
Manufacturing	48.0%	54.5%
Testing	47.3%	41.5%
Distribution	4.3%	3.5%
Real Estate	0.4%	0.5%
Fabrication Services *	-	-
Total	100.0%	100.0%

* Discontinued Operations

Net sales in fiscal 2013 were $31,770, an increase of $670, or 2.2%, compared to $31,100 in fiscal 2012. The increase in net sales was primarily due to an increase in sales from our testing and distribution segments, which were partially offset by the decrease in manufacturing segment. The increase in the testing segment was due to an increase in volume in our testing operations in Tianjin, China and Malaysia, added with the foreign exchange fluctuation.

As a percentage of total revenue, the revenue generated by the manufacturing segment in fiscal 2013 accounted for 48.0% of total sales, representing a decrease of 6.5%, compared to 54.5% in fiscal 2012. In terms of dollar amount, the revenue generated by the manufacturing segment in fiscal 2013 was $15,254, reflecting a decrease of $1,701, or 10.0%, compared to $16,955 in fiscal 2012. The decrease in revenue generated by the manufacturing segment was due to one of our major customer reducing its capital expenditure of equipment and systems, which are used in the testing and production of semiconductors, during fiscal year 2013.

The backlog in the manufacturing segment was $3,761 as at June 30, 2013, representing a decrease of $560 from $4,321 as at June 30, 2012. We expect the demand for our products will continue to be low for the beginning of fiscal 2014 as a result of a decrease in orders of testing equipment and systems from one of our major customers.

As a percentage of total revenue, the revenue generated by the testing services segment in fiscal 2013 accounted for 47.3% of total sales, an increase of 5.8% compared to 41.5% in fiscal year 2012. In terms of dollar amount, the revenue generated by the testing services segment for fiscal year 2013 was $15,029, reflecting an increase of $2,107, or 16.3%, compared to $12,922 for fiscal 2012. The increase in revenue generated by the testing segment was primarily due to an increase in production capacity in our Tianjin operation during fiscal year 2013, which enabled us to accept more orders from one of our major customers. We also received higher volume in our Malaysia operations from its existing customer and also from a new customer, and the Suzhou operations increased its volume from its existing customer. These increases were partially offset by the decrease in revenue in our testing operations in Singapore and Thailand. The decrease in Singapore was due to one of our testing customers relocating their facility out of Singapore. The decrease in our Thailand operations reflects the continuing effect of the floods in Thailand in the later part of fiscal 2012 which caused some of our customers to temporarily shutdown until the third quarter of fiscal 2013. Demand for testing services varies from country to country depending on changes taking place in the market and our customers’ forecasts.  Because it is difficult to accurately forecast fluctuations in the market, we believe that it is necessary to maintain testing facilities in close proximity to our customers in order to make it convenient for them to send us their newly manufactured parts for testing and to enable us to maintain a share of the market.

Backlog in the testing services segment as at June 30, 2013 was $1,131, a decrease of $1,161 compared to $2,292 at June 30, 2012.  The decrease in backlog was mainly from our Singapore operation and Thailand operation.

As a percentage of total revenue, the revenue generated by the distribution segment in fiscal years 2013 and 2012 accounted for 4.3% and 3.5% of total sales respectively.  In terms of dollar amount, revenue for fiscal year 2013 was $1,355, an increase of $280, or 26.0%, compared to $1,075 for fiscal year 2012. Though we received fewer orders from a few certain of our existing customers, we were able to increase the overall in the distribution segment through the growth in our customer base.

The backlog in the distribution segment as at June 30, 2013 was $832, reflecting an increase of $542 compared to the backlog of $290 at June 30, 2012. The increase in backlog was mainly due to an increase in orders from the new customers who were added to our customer base in fiscal 2013. We believe that our competitive advantage in the distribution segment is our design and engineering capabilities in components and touch screen products, which allow customization to meet the specific requirement of our customers. Product volume for the distribution segment depends on sales activities such as placing orders, queries on products and backlog. Equipment and electronic component sales are very competitive, as the products are readily available in the market.

As a percentage of total revenue, the revenue generated by the real estate segment in fiscal year 2013 and 2012 accounted for 0.4%, and in terms of dollar value, revenue for fiscal year 2013 was $132, a decrease of $16, or 10.8% compared to $148 for fiscal year 2012. This was due to a decrease in rental income as a lease rental agreement expired during the third quarter of fiscal 2012, and we signed the new lease rental agreement for three units during the fourth quarter of fiscal 2013. The delay in identifying a suitable tenant caused the reduction in the rental income.

In the second quarter of fiscal 2013, management terminated the lease of the fabrication yard and determined to outsource fabrication projects to service providers who have facilities to undertake such projects. In the fourth quarter of fiscal 2013, management decided to discontinue this segment, hence the backlog in the fabrication services segment as at June 30, 2013 was nil.

As a percentage of total revenue from the discontinued fabrication segment in fiscal year 2013 was 1.2%, as compared to 9.1% in fiscal 2012. In terms of dollar value, revenue for fiscal year 2013 was $389, a decrease of $2,722 compared to $3,111 for fiscal year 2012. The decrease was due to the termination of the yard lease during the second quarter of fiscal 2013.

Overall Gross Margin

Overall gross margin as a percentage of revenue was 20.0% in fiscal 2013, an increase of 3.5% compared to 16.5% in fiscal 2012. The increase in gross margin as a percentage of revenue was due to an increase in gross margin in the testing service and distribution segments, which was partially offset by a decrease in the gross margin in the manufacturing and real estate segments. In terms of dollar value, the overall gross profit for fiscal 2013 was $6,351, an increase of $1,212, or 23.6%, compared to $5,139 for fiscal 2012. Gross margin in the discontinued operations was a negative $432 during fiscal year 2013 an improvement of $122, as compared to a negative $554 during fiscal year 2012.

The gross profit margin as a percentage of revenue in the manufacturing segment was 12.8% in fiscal 2013, a decrease of 3.0% compared to 15.8% in fiscal 2012. As our manufacturing volume decreased, the utilization of our manufacturing facilities in fiscal year 2013 compared with the prior year was lower, so the fixed costs were spread over the decreased output, which caused the drop in profit margin. Further, the product mix also contributed to the decrease in gross profit margin in the manufacturing segment. In terms of dollar amount, gross profits for the manufacturing segment in fiscal 2013 were $1,951, a decrease of $723, or 27.0%, compared to $2,674 in fiscal 2012.

The gross profit margin as a percentage of revenue in the testing services segment was 27.6% in fiscal 2013, an increase of 10.1% compared to 17.5% in fiscal 2012. In terms of dollar amounts, gross profit in the testing services segment in fiscal 2013 was $4,154, an increase of $1,891, or 83.6%, compared to $2,263 in fiscal 2012. The increase in gross profit margin was primarily due to an increase in testing volume in the Malaysia and Tianjin operations, which helped to optimize the utilization of our facilities and improve our efficiency. Significant portions of our operating costs are fixed in the testing services segment, thus as service demands rise and factory utilization increases, the fixed costs are spread over the increased output, which improves absolute dollar value of profit margin.

The gross margin as a percentage of revenue in the distribution segment was 18.1% in fiscal 2013, an increase of 2.8% compared to 15.3% in fiscal 2012. In terms of dollar amount, gross profit in the distribution segment was $245, an increase of $81, or 49.4%, compared $164 in fiscal 2012, due to an increase in revenue especially in the area of customized technical support and component sales to our customers, which also enjoy a higher margin compared to other products produced by other manufacturers. The gross margin of the distribution segment was not only affected by the market price of our products, but also our product mix, which changes frequently as a result of changes in market demand.

The gross margin as a percentage of revenue in the real estate segment was 0.8% in fiscal 2013, a decrease of 24.9% compared to 25.7% in fiscal 2012. In absolute dollar amount, gross profit in the real estate segment was $1 in fiscal 2013, a decrease of $37, or 97.4%, compared to $38 in fiscal 2012. The decrease in the gross profit margin as a percentage of revenue in the real estate segment was due to a decrease in rental revenue. In addition the depreciation expenses increased in fiscal 2013 as compared to the prior year due to capitalization of certain rental properties into investment properties as the asset was put to use during fiscal 2013. Rental income was $132 and $147 for fiscal years 2013 and 2012, respectively.

The gross margin as a percentage of the discontinued operation, fabrication services segment was a negative 111.1% in fiscal 2013, a deterioration by 93.3% compared to a negative 17.8% in fiscal 2012. However in absolute dollar amount, gross loss in the fabrication services segment was a $432 in fiscal 2013, a decrease of $122, or 22.0%, compared to a gross loss of $554 in fiscal 2012. The deterioration of the gross margin as a percentage of revenue in the fabrication services segment was due to a decrease in revenue in the discontinued operations. The costs decreased by $2,844 and the revenue decreased by $2,722 in fiscal year 2013 as compared to the revenue in fiscal year 2012.

Operating Expenses

Operating expenses for the fiscal years ended June 30, 2013 and 2012 were as follows:

	Year Ended June 30,
(In Thousands)	2013	2012
General and administrative	$6,450	$7,105
Selling	537	582
Research and development	281	295
Gain (loss) on disposal of PP&E	(56)	4
Total operating expenses	$7,212	$7,986

General and administrative expenses decreased by $655, or 9.2%, from $7,105 in fiscal 2012 to $6,450 in fiscal year 2013. The decrease in general and administrative expenses was mainly due to a decrease in the stock option expenses, payroll related expenses, general and administrative expenses from the Singapore, Malaysia and U.S. operations, which was partially offset by the increase in the China and Thailand operations. The stock option expenses decreased approximately by $162, to $42 as compared to $204 in last fiscal year as there were fewer stock options granted in fiscal 2013 as compared to fiscal 2012. Payroll related expenses in our Singapore operation decreased due to reduction in headcount. Rental expenses in the Singapore operations also the lease of certain rental units in Singapore operations expired during fiscal 2013 and was not renewed based on the decreased revenue. During fiscal 2013 the performance-based bonus was not earned, hence the bonus accrual was no longer required and was instead reversed, resulting in lower general and administrative expenses.

Selling expenses decreased by $45, or 7.7%, to $537 in fiscal year 2013 from $582 in fiscal 2012, mainly due to a decrease by approximately $31 in warranty expense provision in the manufacturing segment as a result of a decrease in sales, added to a decrease in commission and travel expenses during the fiscal year 2013 as commissionable sales decreased.

Research and development expenses decreased by $14, or 4.7%, to 281 in fiscal year 2013 from $295 in fiscal year 2012. The decrease was mainly due to a decrease in research and development efforts in our Singapore manufacturing operation resulting from a decline in revenue in Singapore as our major customer reduced their capital expenditure for the fiscal year 2013.

Loss from Operations

Loss from operations decreased by $1,986 to $861 in fiscal 2013 compared to a loss from operations of $2,847 in fiscal 2012, mainly due to an increase in revenue and a decrease in cost of sales and operating expenses, as previously discussed.

Interest Expenses

The interest expenses for fiscal years 2013 and 2012 were as follows:

	Year Ended June 30,
(In Thousands)	2013	2012
Interest expenses	$287	$271

Interest expenses increased by $16, or 5.9%, to $287 in fiscal year 2013 from $271 in fiscal 2012. The increase in interest expenses was mainly due to an increase in capital leases for machinery and equipment in the Malaysia operation and an increase in the utilization of the lines of credit to meet the additional working capital needs arising from increase in revenue.

Other Income, Net

Other income, net for fiscal years 2013 and 2012 was as follows:

	Year Ended June 30,
(In Thousands)	2013	2012
Investment income deemed interest income	$259	$259
Interest income	33	17
Other rental income	51	39
Exchange gain (loss)	65	(34)
Other miscellaneous income	112	258
Total	$520	$539

The decrease in other income of $19 to $520 in fiscal 2013 from $539 in fiscal 2012, was primarily attributable to a decrease in other miscellaneous income. Other miscellaneous income decreased mainly due to disposal of inventory which was written down and charged to other income in fiscal year 2012, which has been utilized during fiscal year 2013. In fiscal 2012 there was a reversal of provision for reinstatement, which was no longer required and there was no such reversal in fiscal 2013, resulting in a decrease in other income. These decreases were partially offset by the increase in exchange gains, rental income and interest income.

Income Tax

Income tax benefit for fiscal year 2013 was $260, an increase of $195 compared to $65 for fiscal 2012. The increase in income tax benefits was mainly due to a decrease in deferred tax liability as a result of the disposal of certain idle fixed assets for the Singapore and Malaysia operations. It was partially offset by an increase in tax expenses and deferred tax liability in the Chongqing operations.

As at June 30, 2013, we had net operating expense loss carry-forwards of approximately $134 and $869 for federal and state tax purposes, respectively, expiring through 2022. We also had tax credit carry-forwards of approximately $834 for federal income tax purposes, expiring through 2032. We are uncertain whether these tax benefits will be realized. Accordingly, no impact of this tax position was recognized in the statement of operations for fiscal 2013. We did not include any potential income tax position in federal and state income tax returns currently filed.

Loss from Discontinued Operations

Loss from discontinued operations decreased by $1,116 to $734 in fiscal 2013, from $1,850 in fiscal 2012. The decrease in the loss from discontinued operations in fiscal 2013 as compared to the prior year was mainly due to a decrease in the general and administrative expenses related to payroll, rental and utility expenses, as the yard lease was terminated during the second quarter of fiscal 2013 and the expiring employment contracts were not renewed.

Non-controlling Interest

As of June 30, 2013 we held an indirect 55% interest in each of the Trio-Tech (Malaysia) Sdn. Bhd., (“TTM”) Trio-Tech (Kuala Lumpur) Sdn. Bhd. (“TT KL”), SHI and PT SHI and a 76% interest in Prestal Enterprise Sdn. Bhd.  In fiscal 2013, SHI, through which we operated our fabrication segment generated a lower net loss and the Malaysia operations generated a higher net income as compared to fiscal 2012. The decrease in the non-controlling interest in the net loss of the subsidiaries in fiscal 2013 was attributable to a lower net loss suffered by SHI in fiscal 2013 and a higher net income generated by TTM as a result of an increase in revenue in fiscal 2013 as compared to fiscal 2012. TT KL. and Prestal Enterprise Sdn. Bhd. were dormant companies, while SHI is an investment holding company of PT SHI.

Net Loss

Net loss for fiscal 2013 was $1,019, a decrease of $2,085 compared to $3,104 for fiscal 2012. The decrease in net loss was mainly due to an increase in gross margin and a decrease in operating expenses, as previously discussed.

Loss per Share

Basic and diluted loss per share from continuing operations for fiscal 2013 decreased by $0.49 to $0.20 from basic and diluted loss per share from continuing operations of $0.69 in the prior year.

Basic and diluted loss per share from discontinued operations for fiscal 2013 decreased by $0.14 to $0.11 from basic and diluted loss per share from discontinued operations of $0.25 in the prior year.

Segment Information

The revenue, gross margin and income (loss) from each segment for fiscal 2013 and fiscal 2012 are presented below.  As the segment revenue and gross margin have been discussed in the previous section, only the comparison of income (loss) from operations is discussed below.

Manufacturing Segment

The revenue, gross margin and income (loss) from operations for the manufacturing segment for fiscal years 2013 and 2012 were as follows:

	Year Ended June 30,
(In Thousands)	2013	2012

Revenue	$15,254	$16,955
Gross margin	12.8%	15.8%
Loss from operations	$(1,089)	$(390)

Loss from operations in the manufacturing segment increased by $699 to $1,089 in fiscal 2013, from a loss of $390 in fiscal 2012. The increase in operating loss was attributable to a decrease in gross margin by $724 which was offset partially by the decrease in operating expenses by $24. Operating expenses for the manufacturing segment were $3,040 and $3,064 for fiscal years 2013 and 2012, respectively. The decrease in operation expenses was due to decrease in payroll related expenses due to a reduction in headcount in the Singapore operations and decreased rental expenses due to non-renewal of expired lease premises.

Testing Services Segment

The revenue, gross margin and income (loss) from operations for the testing services segment for fiscal years 2013 and 2012 were as follows:
	Year Ended June 30,
(In Thousands)	2013	2012

Revenue	$15,029	$12,922
Gross margin	27.6%	17.5%
Income (Loss) from operations	$383	$(1,664)

Income from operations in the testing services segment in fiscal 2013 was $383, an improvement of $2,047, compared to loss of $1,664 in fiscal 2012. The improvement in operating income was attributable to an increase in revenue by $2,107 and an increase in gross margin by $1,891 in addition to a decrease in operating expenses of $155. Operating expenses were $3,772 and $3,927 for fiscal years 2013 and 2012, respectively. The decrease in operating expenses was mainly due to a reduction in headcount enabling the decrease in payroll related expenses and the reversal of bonus, which was no longer required.

Distribution Segment

The revenue, gross margin and income from operations for the distribution segment for fiscal years 2013 and 2012 were as follows:

	Year Ended June 30,
(In Thousands)	2013	2012

Revenue	$1,355	$1,075
Gross margin	18.1%	15.3%
Income from operations	$173	$89

Income from operations in the distribution segment increased by $84 to $173 in fiscal 2013 compared to $89 in fiscal 2012. The increase in operating income was due to an increase in gross margin of $81 and a decrease in operating expenses of $4. Operating expenses were $71 for fiscal year 2013 compared to $75 for fiscal year 2012. The decrease in operating expenses was due to a decrease in warranty provision and commission expenses as a result of a decrease in commissionable sales.

Real Estate

The revenue, gross margin and loss from operations for the real estate segment for fiscal years 2013 and 2012 were as follows:

	Year Ended June 30,
(In Thousands)	2013	2012

Revenue	$132	$148
Gross margin	0.8%	25.7%
Loss from operations	$(206)	$(129)

Loss from operations in the real estate segment increased by $77 to $206 in fiscal 2013, compared to a loss of $129 in fiscal 2012. The increase in operating loss was attributable to lower gross margin by $37 and an increase in operating expenses by $40. The rental revenue decreased primarily due to JiangHuai property was rented only during the fourth quarter of fiscal 2013. Operating expenses were $207 for fiscal 2013 compared to $167 for fiscal 2012. The increase in operating expenses was mainly due to an increase in depreciation due to capitalization of the FuLi rental property during fiscal 2013 and provision for doubtful receivables amounting to $65. This change was partially offset by an increase in general and administrative expenses as a result of higher revenue in fiscal 2013 as compared to the prior fiscal year.

Fabrication

The revenue, gross margin and income from the discontinued operations for the fabrication services segment for fiscal years 2013 and 2012 were as follows:

	Year Ended June 30,
(In Thousands)	2013	2012

Revenue	$389	$3,111
Gross margin	(111.1%)	(17.8%)
Loss from discontinued operations	$(623)	$(1,452)

Loss from discontinued operations in the fabrication services segment before allocation of corporate expenses decreased by $829 to $623 in fiscal year 2013, compared to a loss of $1,452 in fiscal 2012. The decrease in operating loss was attributable to lower operating expenses by $707. Operating expenses were $191 for fiscal 2013 compared to $898 for fiscal year 2012. The decrease in operating expenses was mainly due to a decrease in rental expenses and payroll related expenses in fiscal year 2013, as compared to fiscal year 2012. In the second quarter of fiscal 2013, management terminated the lease of the fabrication yard and determined to outsource fabrication projects to service providers who have facilities to undertake such projects. In the fourth quarter of fiscal 2013, management decided to discontinue this operation.

Corporate

The following table presents the loss from operations for Corporate for fiscal years 2013 and 2012, respectively:

	Year Ended June 30,
(In Thousands)	2013	2012

Loss from operations	$(59)	$(502)

Corporate operating loss decreased by $443 to $59 in fiscal 2013, as compared to $502 in fiscal 2012. The decrease in operating loss was mainly due to an increase in recharge of corporate expenses allocated to subsidiaries. Corporate expenses are recharged based on certain rates of revenues generated by subsidiaries. These rates are periodically reviewed, depending on the regional and corporate expenses and the subsidiaries revenue. During fiscal 2013 the rates were reviewed and revised upwards. Because the revenue generated by the subsidiaries was higher for fiscal 2013 as compared to the same period in last fiscal year, the corporate expenses allocated to subsidiaries were higher in fiscal 2013 as compared to fiscal 2012. Further, the decrease in operating loss was enabled by the decrease in corporate stock option expenses of $162 to $42 for fiscal year 2013 as compared to $204 in fiscal year 2012.

Liquidity

The Company’s core businesses, testing services, manufacturing and distribution, operate in a volatile industry, whereby its average selling prices and product costs are influenced by competitive factors. These factors create pressures on sales, costs, earnings and cash flows, which impact liquidity.

Net cash provided by operating activities during fiscal 2013 was $3,492, an increase of $7,152 from cash used by operating activities of $3,660 in fiscal 2012. The increase in net cash provided by operating activities for fiscal year 2013 was primarily due to the decrease in net loss by $3,273 to $1,102 for the fiscal 2013, from $4,375 as compared to prior year. Further, the cash generated by operating activities increased by $3,739 in fiscal 2013 as compared to fiscal 2012, mainly due to cash inflows from accounts receivable and the gain on sale of property, plant and equipment which were offset by the cash outflows in accounts payable and inventory purchases.

Net cash used in investing activities was $1,642 in fiscal year 2013, an increase of $28, compared to $1,614 for fiscal 2012. The increase in cash used in investing activities was mainly due to capital expenditure in Malaysia and Tianjin operations, which were partially offset by the disposal of property, plant and equipment and the withdrawal of term deposits in Malaysia operations.

Net cash used in financing activities for fiscal year 2013 was $735, representing a decrease of $4,423 compared to the net cash provided by financing activities of $3,692 for fiscal 2012. The increase in net cash used in financing activities was mainly due to the repayment of bank loans and a capital lease by the Singapore and Malaysia operations, which was partially offset by an increase in the lines of credit in Singapore operations and a capital lease on new equipment purchased by Malaysia operations during fiscal 2013.

Capital Resources

Our working capital (defined as current assets minus current liabilities) has historically been generated primarily from the following sources: operating cash flow, availability under our revolving line of credit and short-term loans. The working capital was $4,184 as of June 30, 2013, representing a decrease of $1,012, or 19.5%, compared to working capital of $5,196 as of June 30, 2012 was mainly due to a decrease in short-term deposits, trade accounts receivables, prepayments, assets held for sales, and an increase in lines of credit, bank loans payable, accruals and other payables. Such decrease was offset by an increase in cash and cash equivalents, other receivables, inventory, loan receivables from property development, and a decrease in trade payables, income tax payables and capital lease payables, as discussed above.

The majority of our capital expenditures are based on demands from our customers, as we are operating in a capital-intensive industry. Our capital expenditures were $1,838 and $1,603 for fiscal 2013 and fiscal 2012, respectively. The capital expenditure in fiscal 2013 was primarily in the Tianjin and Malaysia operations, which provide testing services to one of our major customers. The capital expenditure in fiscal 2012 was primarily for the expansion of testing services capacity for the Malaysia and Tianjin operations as a result of an increase in services demand from our customers there. We financed our capital expenditures and other operating expenses through operating cash flows, revolving lines of credit and long-term debts.

Our credit rating provides us with ready and adequate access to funds in the global market. At June 30, 2013, we had available unused lines of credit totaling $4,435.

Entity with	Type of	Interest	Expiration	Credit	Unused
Facility	Facility	Rate	Date	Limitation	Credit
Trio-Tech Singapore	Lines of credit	With interest rates ranging from 1.77% to 6.04%	-	$8,299	$4,435

We believe that projected cash flows from operations, borrowing availability under our revolving lines of credit, cash on hand, and trade credit will provide the necessary capital to meet our projected cash requirements for at least the next 12 months. Should we find an attractive capital investment, we may seek additional debt or equity financing in order to fund the transaction, in the form of bank financing, convertible debt, or the issuance of Common Stock.

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

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer (the principal executive and principal financial officers, respectively, of the Company) of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2013, the end of the period covered by this Form 10-K.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013.

Additionally, management has the responsibility for establishing and maintaining adequate internal control over financial reporting for the Company and thus also assessed the effectiveness of our internal controls over financial reporting as of June 30, 2013.  Management used the framework set forth in the report entitled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission in 1992 to evaluate the effectiveness of the Company’s internal control over financial reporting.

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

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal controls over financial reporting were effective as of June 30, 2013.

ITEM 9B – OTHER INFORMATION

None.

PART III

The information required by Items 10 through 14 of Part III of this Form 10-K (information regarding our directors and executive officers, executive compensation, security ownership of certain beneficial owners, management, related stockholder matters, and certain relationships and related transactions and principal accountant fees and services, respectively) is hereby incorporated by reference from the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2013.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1 and 2)
FINANCIAL STATEMENTS AND SCHEDULES:

The following financial statements, including notes thereto and the independent auditors' report with respect thereto, are filed as part of this Annual Report on Form 10-K, starting on page F-1 hereof:

1. Report of Independent Registered Public Accounting Firm
2. Consolidated Balance Sheets
3. Consolidated Statements of Operations and Comprehensive Income (Loss)
4. Consolidated Statements of Shareholders' Equity
5. Consolidated Statements of Cash Flows
6. Notes to Consolidated Financial Statements

(b)                    EXHIBITS:

Number	Description

3.1	Articles of Incorporation, as currently in effect. [Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10‑K for June 30, 1988.]

3.2	Bylaws, as currently in effect. [Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10‑K for June 30, 1988.]

10.1
Credit Facility Letter dated January 4, 2001, between Trio-Tech International Pte. Ltd. and Standard Chartered Bank. [Incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10‑K for June 30, 2001.]

10.2	1998 Stock Option Plan. [Incorporated by reference to Exhibit 1 to the Company’s proxy statement filed under regulation 14A on October 27, 1997.] **

10.3	Directors Stock Option Plan. [Incorporated by reference to Exhibit 2 to the Company’s proxy statement filed under regulation 14A on October 27, 1997.] **

10.4
Real Estate Lease dated February 1, 1999 between Martinvale Development Company and Universal Systems. [Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10‑K for June 30, 1999.]

10.5
Real Estate Lease dated February 16, 2001 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1004 Toa Payoh North  #07-01/07 and #03-01/03.  [Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10‑K for June 30, 2001.]

10.6
Real Estate Lease dated December 7, 2000 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1004 Toa Payoh North  #01-16/17. [Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10‑K for June 30, 2001.]

10.7
Real Estate Lease dated January 3, 2000 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1008 Toa Payoh North  #03-01/06. [Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10‑K for June 30, 2001.]

10.8
Real Estate Lease dated October 13, 1999 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1008 Toa Payoh North  #03-09/15 and #03-16/18. [Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10‑K for June 30, 2001.]

10.9
Real Estate Lease dated May 2, 2000 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1008 Toa Payoh North  #01-08.  [Incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10‑K for June 30, 2001.]

10.10
Real Estate Lease dated September 12, 2000 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1008 Toa Payoh North  #07-17/18.  [Incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10‑K for June 30, 2001.]

10.11
Real Estate Lease dated October 30, 2000 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1008 Toa Payoh North  #07-01. [Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10‑K for June 30, 2001.]

10.12
Real Estate Lease dated February 26, 2002 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1004 Toa Payoh North #02-11/15. [Incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10‑K for June 30, 2002.]

10.13
Credit Facility Letter dated November 16, 2001 and June 24, 2002, between Trio-Tech International Pte. Ltd. and Standard Chartered Bank. [Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10‑K for June 30, 2002.]

10.14
Credit Facility Letter dated May 21, 2002, between Trio‑Tech (M) Sdn Bhd and HSBC Bank Malaysia Berhad. [Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10‑K for June 30, 2002.]

10.15
Credit Facility Letter dated January 22, 2002, between Trio‑Tech (KL) Sdn Bhd and Public Bank Berhad. [Incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10‑K for June 30, 2002.]

10.16
Real Estate Lease dated November 8, 2001 between Elbar Investments, L.P. and Trio-Tech International for 14731 Califa Street, Van Nuys. [Incorporated by reference to Exhibit 23.1 to the Registrant’s Annual Report on Form 10‑K for June 30, 2002.]

10.17	Amendment to the Directors Stock Option Plan [Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10‑K for June 30, 2002.] **

10.18
Credit Facility Letter dated January 28, 2003, between Trio‑Tech (M) Sdn Bhd and HSBC Bank Malaysia Berhad [Incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10‑K for June 30, 2003.]

10.19
Credit Facility Letter dated September 20, 2002, between KTS Incorporated and Bank of America. [Incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10‑K for June 30, 2003.]

10.20
Real Estate Lease dated January 12, 2001 between JTC Corporation and Trio-Tech International Pte. Ltd. for Toa Payoh North #01-S3/S4. [Incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10‑K for June 30, 2003.]

10.21
Sales and Purchase Agreement, dated March 29, 2004 between TS Matrix BHD. and Trio Tech (Malaysia) SDN BHD. [Incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed on July 15, 2004.]

10.22
Real Estate Sublease, dated July 1, 2004 between TS Matrix BHD. and Trio Tech (Malaysia) SDN. BHD. for factory lot no. 11A Kawansan MIEL Sungai Way Baru (FTZ), Phase III Selangor Darul Ehsan. [Incorporated by reference to Exhibit 10.1 to the Registrant’s Amended Form 8-K filed on August 20, 2004.]

10.23
Real Estate Lease dated April 28, 2004 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1004 Toa Payoh North  #03-08/10.[Incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10‑K for June 30, 2004.]

10.24
Credit Facility Letter dated October 2, 2003, between Trio-Tech Bangkok and Kasikornbank Public Company Limited. [Incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10‑K for June 30, 2004.]

10.25
Credit Facility Letter dated October 7, 2003, between Trio-Tech International Pte. Ltd, and DBS Bank Ltd. [Incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10‑K for June 30, 2004.]

10.26
Credit Facility Letter dated August 11, 2003 between Trio-Tech International Pte. Ltd. and Standard Chartered Bank. [Incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10‑K for June 30, 2004.]

10.27
Letter of Offer, dated June 3, 2005 between Globetronics Technology BHD. and Trio Tech International PTE. LTD.  [Incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed on June 8, 2005.]

10.28
Real Estate Lease, dated December 1, 2003 between Trio Tech (Malaysia) SDN. BHD. and Amphenol Malaysia Sdn. Bhd. for factory plot no. 1A Phase 1, Bayan Lepas Free Trade Zone, 11900 Pulau Pinang. [Incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10‑K for June 30, 2005.]

10.29
Real Estate Lease dated December 6, 2004 between Malaysian Industrial Estates Berhad and Trio Tech (Malaysia) SDN. BHD. for factory lot no. 4 Kawansan MIEL Sungai Way Baru (FTZ), Phase III Selangor Darul Ehsan. [Incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10‑K for June 30, 2005.]

10.30
Real Estate Lease dated September 28, 2004 between Ascendas-Xinsu Development (Suzhou) Co., Ltd. and Trio Tech (SIP) Co., Ltd. for Block B #05-01/02 room 6 in Suzhou Industrial Park, China 215021. [Incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10‑K for June 30, 2005.]

10.31
Real Estate Lease, dated November 8, 2004 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1008 Toa Payoh North #03-07/08. [Incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10‑K for June 30, 2005.]

10.32
Real Estate Lease, dated September 10, 2003 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1008 Toa Payoh North #01-09/11. [Incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10‑K for June 30, 2005.]

10.33
Credit Facility Letter dated May 10, 2005, between Trio-Tech International Pte. Ltd. and DBS Bank Ltd. [Incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10‑K for June 30, 2006.

10.34
Real Estate Lease, dated July 5, 2005 between JTC Corporation and Universal (Far East) Pte. Ltd. for Block 1008 Toa Payoh North #01-15/16. [Incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10‑K for June 30, 2006.]

10.35
Credit Facility Letter dated September 15, 2005 between Trio-Tech International Pte. Ltd. and Standard Chartered Bank. [Incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10‑K for June 30, 2006.]

10.36
Credit Facility Letter dated April 6, 2006, between Trio-Tech International Pte. Ltd. and Standard Chartered Bank. [Incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10‑K for June 30, 2006.]

10.37
Credit Facility Letter dated April 6, 2006, between Trio-Tech International Pte. Ltd, and Standard Chartered Bank.  [Incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10‑K for June 30, 2006.]

10.38
Credit Facility Letter dated July 26, 2006, between Trio-Tech International Pte. Ltd. and DBS Bank Ltd. [Incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10‑K for June 30, 2006.]

10.39
Credit Facility Letter dated April 19, 2007, between Trio-Tech International Pte. Ltd. and Standard Chartered Bank.  [Incorporated by reference to Exhibit 10.49 to the Registrant’s Annual Report on Form 10‑K for June 30, 2007.]

10.40
Real Estate Lease, dated February 20, 2006 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1004 Toa Payoh North #01-08/09/10/11/12/13/14/15 (Ancillary).  [Incorporated by reference to Exhibit 10.50 to the Registrant’s Annual Report on Form 10‑K for June 30, 2007.]

10.41
Real Estate Lease, dated September 26, 2006 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1004 Toa Payoh North #03-01/02/03.  [Incorporated by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10‑K for June 30, 2007.]

10.42	Real Estate Lease, dated September 26, 2006 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1004 Toa Payoh North #03-16.

10.43
Real Estate Lease, dated October 26, 2006 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1004 Toa Payoh North #07-01/02/03/04/08/06/07 and its ancillary sites.  [Incorporated by reference to Exhibit 10.55 to the Registrant’s Annual Report on Form 10‑K for June 30, 2007.]

10.44
Real Estate Lease, dated December 20, 2005 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1008 Toa Payoh North #03-07/08 (Ancillary).  [Incorporated by reference to Exhibit 10.57 to the Registrant’s Annual Report on Form 10‑K for June 30, 2007.]

10.45
Real Estate Lease, dated May 9, 2006 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1008 Toa Payoh North #03-09/10/11/12/14/15/16/17.[Incorporated by reference to Exhibit 10.58 to the Registrant’s Annual Report on Form 10‑K for June 30, 2007.]

10.46
Real Estate Lease, dated July 20, 2006 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1008  Toa Payoh North #01-08. [Incorporated by reference to Exhibit 10.59 to the Registrant’s Annual Report on Form 10‑K for June 30, 2007.]

10.47
Real Estate Lease, dated January 18, 2007 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1008 Toa Payoh North #07-01. [Incorporated by reference to Exhibit 10.62 to the Registrant’s Annual Report on Form 10‑K for June 30, 2007.]

10.48
Real Estate Lease, dated January 29, 2007 between JTC Corporation and Trio-Tech International Pte. Ltd. for Block 1008 Toa Payoh North #07-17/18 and its ancillary site.   [Incorporated by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10‑K for June 30, 2007.]

10.49
Real Estate Lease, dated February 21, 2007 between JTC Corporation and Universal (Far East) Pte. Ltd. for Block 1008 Toa Payoh North #01-09/10/11. [Incorporated by reference to Exhibit 10.64 to the Registrant’s Annual Report on Form 10‑K for June 30, 2007.]

10.50
Real Estate Lease, dated August 2, 2007 between JTC Corporation and Universal (Far East) Pte. Ltd. for Block 1008 Toa Payoh North #02-17.  [Incorporated by reference to Exhibit 10.65 to the Registrant’s Annual Report on Form 10‑K for June 30, 2007.]

10.51
Real Estate Lease, dated August 2, 2006 between Ascendas-Xinsu Development (Suzhou) Co., Ltd. and Trio Tech (SIP) Co., Ltd. for Block A #04-13/16 No. 5 Xing Han Street in Suzhou Industrial Park, China 215021. [Incorporated by reference to Exhibit 10.66 to the Registrant’s Annual Report on Form 10‑K for June 30, 2007.]

10.52
Real Estate Lease, dated August 16, 2006 between Ascendas-Xinsu Development (Suzhou) Co., Ltd. and Trio Tech (SIP) Co., Ltd. for Block A #04-11/12 No. 5 Xing Han Street in Suzhou Industrial Park, China 215021.[Incorporated by reference to Exhibit 10.67 to the Registrant’s Annual Report on Form 10‑K for June 30, 2007.]

10.53
Credit Facility Letter dated April 4, 2007, between Trio Tech (Malaysia) Sdn Bhd and CIMB Bank (formerly known as Bumiputra-Commerce Bank Berhad)  [Incorporated by reference to Exhibit 10.68 to the Registrant’s Annual Report on Form 10‑K for June 30, 2007.]

10.54
Credit Facility Letter dated May 21, 2007, between Trio Tech (Malaysia) Sdn Bhd and HSBC Bank Malaysia Berhad.  [Incorporated by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10‑K for June 30, 2007.]

10.55
Land Development Agreement dated August 27, 2007 between Trio Tech (Chongqing) Co. Ltd. and JiaSheng Real Property Development Ltd. [Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8K dated August 30, 2007.]

10.56
Real Estate Lease, dated August 2, 2006 between Charmant Belt Inc. and Trio-Tech International (U.S. office) for    16139 Wyandotte street, Van Nuys, CA 91406. [Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10‑Q for December 31, 2007.]

10.57
Sales and purchase agreement, dated January 4, 2008, between Trio-Tech (Chongqing) Co., Ltd. and MaoYe Property Ltd. for office units at Jiang Bei No. 21 Road, Chongqing, China. [Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10‑Q for December 31, 2007.]

10.58
Real Estate Lease dated August 15, 2007 between Lijing Corporation and Trio-Tech (Chongqing) Co., Ltd. for Unit#26-04/05 in Chongqing China [Incorporated by reference to Exhibit 10.75 to the Registrant’s Annual Report on Form 10‑K for June 30, 2008.]

10.59
Real Estate Lease dated August 31, 2007 between Shanghai (Waigaoqiao) FTZ New Development Company Ltd. and Trio-Tech (ShangHai) Co., Ltd. for No. 273 Debao Road Factory No. 58 in Shanghai China [Incorporated by reference to Exhibit 10.76 to the Registrant’s Annual Report on Form 10‑K for June 30, 2008.]

10.60
Real Estate Lease dated May 9, 2008, between Chongqing JiangBei Weige Bridal and Trio-Tech (Chongqing) Co., Ltd. for JiangBei MaoYe DongFang Square No.  31st floor 15 units of floor space in Shanghai China [Incorporated by reference to Exhibit 10.77 to the Registrant’s Annual Report on Form 10‑K for June 30, 2008.]

10.61
Credit Facility Letter dated August 24, 2008, between Trio‑Tech (M) Sdn Bhd. and CIMB Bank Malaysia Berhad [Incorporated by reference to Exhibit 10.78 to the Registrant’s Annual Report on Form 10‑K for June 30, 2008.]

10.62	Sales and purchase agreement, dated January 8, 2009, between Trio-Tech (Malaysia) Co., Ltd. and TS Matrix Properties Sdn, Bhd. for a building located in Selangor, Malaysia. *

10.63	Joint venture agreement, dated December 1, 2012 between Trio-Tech (Chongqing) Co. Ltd. and JiaSheng Property Development Co., Ltd. to incorporate Chong Qing Jun Zhou Zhi Ye Co. Ltd. *

10.64	Sales and purchase agreement, dated June 17, 2013, between Trio-Tech (Malaysia) Co., Ltd. and Aaeon Technology (M) Sdn, Bhd. for a building located in Penang, Malaysia. *

21.1	Subsidiaries of the Registrant (100% owned by the Registrant except as otherwise stated)

Express Test Corporation (Dormant), a California Corporation
Trio-Tech Reliability Services (Dormant), a California Corporation
KTS Incorporated, dba Universal Systems (Dormant), a California Corporation
European Electronic Test Center. Ltd., a Cayman Islands Corporation (Operation ceased on November 1, 2005)
Trio‑Tech International Pte. Ltd., a Singapore Corporation
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
Trio-Tech (Shanghai) Co., Ltd., a China Corporation
Trio-Tech (ChongQing) Co. Ltd., (100% owned by Trio‑Tech International Pte. Ltd., a Singapore Corporation)
SHI International Pte. Ltd, a Singapore Corporation (55%owned Trio‑Tech International Pte. Ltd., a Singapore Corporation)
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

* Filed electronically herewith.
** Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit to this report

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIO-TECH INTERNATIONAL By: /s/ Victor H.M. Ting VICTOR H.M. TING Vice President and Chief Financial Officer Date: September 27, 2013

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

/s/ A. Charles Wilson
A. Charles Wilson, Director
Chairman of the Board
September 27, 2013

/s/ S.W. Yong
S. W. Yong, Director
President, Chief Executive Officer
(Principal Executive Officer)
September 27, 2013

/s/ Victor H. M. Ting
Victor H.M. Ting, Director
Vice President, Chief Financial Officer
(Principal Financial Officer)
September 27, 2013

/s/ Jason T. Adelman
Jason T. Adelman, Director
September 27, 2013

/s/ Richard M. Horowitz
Richard M. Horowitz, Director
September 27, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Trio-Tech International
Van Nuys, California

We have audited the accompanying consolidated balance sheets of Trio-Tech International and Subsidiaries (the “Company”) as of June 30, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), shareholders' equity and cash flows for each of the two years in the period ended June 30, 2013.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trio-Tech International and Subsidiaries at June 30, 2013 and 2012, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2013 in conformity with U.S. generally accepted accounting principles.

Mazars LLP
PUBLIC ACCOUNTANTS AND
CHARTERED ACCOUNTANTS

/s/ Mazars LLP

Singapore
September 26, 2013

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	June 30, 2013	June 30, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,793	$1,572
Short-term deposits	104	250
Trade accounts receivable, less allowance for doubtful accounts of $139 and $122	8,728	11,311
Other receivables	993	962
Loans receivable from property development projects	1,139	1,101
Inventories, less provision for obsolete inventory of $912 and $884	2,463	2,324
Prepaid expenses and other current assets	358	406
Asset held for sale	-	130
Total current assets	16,578	18,056

INVESTMENTS	791	765
INVESTMENT PROPERTIES, Net	1,893	1,815
PROPERTY, PLANT AND EQUIPMENT, Net	12,851	13,193
OTHER ASSETS	437	776
RESTRICTED TERM DEPOSITS	3,494	3,445
TOTAL ASSETS	$36,044	$38,050

LIABILITIES
CURRENT LIABILITIES:
Lines of credit	$3,864	$3,605
Accounts payable	4,136	4,834
Accrued expenses	3,060	3,011
Income taxes payable	459	469
Current portion of bank loans payable	770	766
Current portion of capital leases	105	175
Total current liabilities	12,394	12,860

BANK LOANS PAYABLE, net of current portion	2,613	3,373
CAPITAL LEASES, net of current portion	228	221
DEFERRED TAX LIABILITIES	191	497
OTHER NON-CURRENT LIABILITIES	12	543
TOTAL LIABILITIES	$15,438	$17,494

COMMITMENT AND CONTINGENCIES	-	-

EQUITY
TRIO-TECH INTERNATIONAL’S SHAREHOLDERS' EQUITY:
Common stock, no par value, 15,000,000 shares authorized; 3,321,555 shares issued and outstanding as at June 30, 2013, and June 30, 2012, respectively	$10,531	$10,531
Paid-in capital	2,756	2,431
Accumulated retained earnings	1,668	2,687
Accumulated other comprehensive gain-translation adjustments	3,680	3,187
Total Trio-Tech International shareholders' equity	18,635	18,836
NON-CONTROLLING INTEREST	1,971	1,720
TOTAL EQUITY	$20,606	$20,556
TOTAL LIABILITIES AND EQUITY	$36,044	$38,050

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

	Year Ended
	June 30,		June 30,
	2013		2012
Revenue
Products		$16,609		$18,030
Testing Services		15,029		12,922
Fabrication Services		-		-
Others		132		148
		31,770		31,100
Cost of Sales
Cost of products sold		14,414		15,192
Cost of testing services rendered		10,874		10,659
Cost of fabrication services rendered		-		-
Others		131		110
		25,419		25,961

Gross Margin		6,351		5,139

Operating Expenses:
General and administrative		6,450		7,105
Selling		537		582
Research and development		281		295
(Gain) / loss on disposal of property, plant and equipment		(56)		4
Total operating expenses		7,212		7,986

Loss from Operations		(861)		(2,847)

Other Income / (Expenses)
Interest expenses		(287)		(271)
Other income, net		520		539
Total other income / (expenses)		233		268

Loss from Continuing Operations before Income Taxes		(628)		(2,579)

Income Tax Benefits		260		65

Loss from continuing operations before non-controlling interest, net of tax		(368)		(2,514)

Other Operating Activities
Equity in earnings of unconsolidated joint venture, net of tax		-		(11)

Discontinued Operations (Note 19)
Loss from discontinued operations, net of tax		(734)		(1,850)
NET LOSS		(1,102)		(4,375)

Less: net loss attributable to the non-controlling interest		83		1,271
Net Loss Attributable to Trio-Tech International Common Shareholder	$	(1,019)	$	(3,104)

Amounts Attributable to Trio-Tech International Common Shareholders:
Loss from continuing operations, net of tax		(671)		(2,281)
Loss from discontinued operations, net of tax		(348)		(823)
Net Loss Attributable to Trio-Tech International Common Shareholders	$	(1,019)	$	(3,104)

Comprehensive Income / (Loss) Attributable to Trio-Tech International Common Shareholders:

Net loss	(1,102)	(4,375)
Foreign currency translation, net of tax	634	(250)
Comprehensive Loss	(468)	(4,625)
Less: Comprehensive loss attributable to the non-controlling interest	(58)	1,249
Comprehensive Loss Attributable to Trio-Tech International Common Shareholders	$(526)	$(3,376)

Basic and Diluted Loss per Share:
Basic and diluted loss per share from continuing operations attributable to Trio-Tech International	$(0.20)	$(0.69)
Basic and diluted loss per share from discontinued operations attributable to Trio-Tech International	$(0.11)	$(0.25)
Basic and diluted Loss per Share from Net Loss
Attributable to Trio-Tech International	$(0.31)	$(0.94)

Weighted average number of common shares outstanding
Basic	3,322	3,322
Dilutive effect of stock options	-	-
Number of shares used to compute earnings per share diluted	3,322	3,322

See accompanying notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(IN THOUSANDS)

	Common Stock		Additional Paid-in	Accumulated Retained	Accumulated Other Comprehensive	Non- Controlling
	Shares	Amount	Capital	Earnings	Income	Interest	Total

Balance at June 30, 2011	3,322	$10,531	$2,227	$5,791	$3,459	$2,969	$24,977

Stock option expenses	-	-	204	-	-	-	204
Net loss	-	-	-	(3,104)	-	(1,271)	(4,375)
Translation adjustment	-	-	-	-	(272)	22	(250)

Balance at June 30, 2012	3,322	10,531	2,431	2,687	3,187	1,720	20,556

Stock option expenses	-	-	42	-	-	-	42
Net loss	-	-	-	(1,019)	-	(83)	(1,102)
Translation adjustment	-	-	-	-	493	141	634
Dividend declared by subsidiary	-	-	-	-	-	(39)	(39)
Contributions to capital by related party – loan forgiveness	-	-	283	-	-	232	515
Balance at June 30, 2013	3,322	$10,531	$2,756	$1,668	$3,680	$1,971	$20,606

See accompanying notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS  (IN THOUSANDS)
	Year Ended
	June 30,	June 30
	2013	2012
Cash Flow from Operating Activities
Net loss	$(1,102)	$(4,375)
Adjustments to reconcile net loss to net cash flow provided by operating activities
Depreciation and amortization	2,490	2,683
Bad debt expenses, net	196	113
Inventory provision / (recovery)	24	(28)
Warranty expense, net	1	32
Accrued interest expense, net accrued interest income	127	198
Impairment loss	-	216
(Gain) / loss on sale of property, plant & equipment	(56)	4
Stock compensation	42	204
Deferred tax provision	(314)	(152)
Loss in equity of unconsolidated joint venture	-	11
Changes in operating assets and liabilities, net of acquisition effects
Accounts receivables	2,481	(4,798)
Other receivables	(6)	(596)
Other assets	355	-
Inventories	(167)	59
Prepaid expenses and other current assets	51	(76)
Accounts payable and accrued liabilities	(628)	2,862
Income tax payable	(17)	(17)
Other non-current liabilities	15	-
Net cash provided by (used in) operating activities	3,492	(3,660)

Cash Flow from Investing Activities
Proceeds from maturing of / (investment in) unrestricted and restricted term deposits, net	137	(18)
Additions to property, plant and equipment	(1,838)	(1,603)
Proceeds from disposal of plant, property and equipment	59	7
Net cash used in investing activities	(1,642)	(1,614)

Cash Flow from Financing Activities
Borrowing on lines of credit	336	2,492
(Repayment) / borrowing of bank loans and capital leases	(1,195)	1,200
Proceeds from long-term bank loans	124	-

Net cash (used in) provided by financing activities	(735)	3,692
Effect of Changes in Exchange Rate	106	43

NET INCREASE (DECREASE) IN CASH	1,221	(1,539)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,572	3,111
CASH AND CASH EQUIVALENTS, END OF YEAR	$2,793	$1,572
Supplementary Information of Cash Flows
Cash paid during the period for:
Interest	$272	$181
Income taxes	$70	$75
Non-Cash Transactions
Capital lease of property, plant and equipment	$124	$146

See accompanying notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2013 AND 2012
(IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Basis of Presentation and Principles of Consolidation - Trio-Tech International (“the Company”, “Trio-Tech”,  or “TTI” hereafter) was incorporated in fiscal 1958 under the laws of the State of California.  TTI provides third-party semiconductor testing and burn-in services primarily through its laboratories in Asia. In addition, TTI operates testing facilities in the United States (“U.S”). The Company also designs, develops, manufactures and markets a broad range of equipment and systems used in the manufacturing and testing of semiconductor devices and electronic components. TTI conducts business in five business segments: Testing Services, Manufacturing, Distribution, Real Estate and Fabrication Services.  Fabrication segment was discontinued during the fourth quarter of fiscal 2013. TTI has subsidiaries in the U.S., Singapore, Malaysia, Thailand, China and Indonesia as follows:

	Ownership	Location

Express Test Corporation (Dormant)	100%	Van Nuys, California
Trio-Tech Reliability Services (Dormant)	100%	Van Nuys, California
KTS Incorporated, dba Universal Systems (Dormant)	100%	Van Nuys, California
European Electronic Test Centre (Dormant)	100%	Dublin, Ireland
Trio-Tech International Pte. Ltd.	100%	Singapore
Universal (Far East) Pte. Ltd. *	100%	Singapore
Trio-Tech International (Thailand) Co. Ltd.*	100%	Bangkok, Thailand
Trio-Tech (Bangkok) Co. Ltd. (49% owned by Trio-Tech International Pte. Ltd. and 51% owned by Trio-Tech International (Thailand) Co. Ltd.)	100%	Bangkok, Thailand
Trio-Tech (Malaysia) Sdn. Bhd. (55% owned by Trio-Tech International Pte. Ltd.)	55%	Penang and Selangor, Malaysia
Trio-Tech (Kuala Lumpur) Sdn. Bhd. (100% owned by Trio-Tech Malaysia Sdn. Bhd.)	55%	Selangor, Malaysia
Prestal Enterprise Sdn. Bhd. (76% owned by Trio-Tech International Pte. Ltd.)	76%	Selangor, Malaysia
Trio-Tech (Suzhou) Co. Ltd. *	100%	Suzhou, China
Trio-Tech (Shanghai) Co. Ltd. * (Dormant) (Operation ceased on January 1, 2012)	100%	Shanghai, China
Trio-Tech (Chongqing) Co. Ltd. *	100%	Chongqing, China
SHI International Pte. Ltd. (55% owned by Trio-Tech International Pte. Ltd.)	55%	Singapore
PT SHI Indonesia (100% owned by SHI International Pte. Ltd)	55%	Batam, Indonesia
Trio-Tech (Tianjin) Co. Ltd. *	100%	Tianjin, China

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

All dollar amounts in the financial statements and in the notes herein are United States dollars (‘‘U.S. dollars’’) unless otherwise designated.

Liquidity– The Company incurred a net loss of $1,019 and $3,104 for fiscal years 2013 and 2012, respectively.

The Company’s core businesses, testing services, manufacturing and distribution, operate in a volatile industry, whereby its average selling prices and product costs are influenced by competitive factors. These factors create pressures on sales, costs, earnings and cash flows, which will impact liquidity.

Foreign Currency Translation and Transactions — The U.S. dollar is the functional currency of the U.S. parent company. The Singapore dollar, the national currency of Singapore, is the primary currency of the economic environment in which the operations in Singapore are conducted.  The Company also operates in Malaysia, Thailand, China and Indonesia, of which the Malaysian ringgit, Thai baht, Chinese renminbi and Indonesian rupiah, respectively, are the national currencies.  The Company uses the United States dollar (“U.S. dollar”) for financial reporting purposes.

The Company translates assets and liabilities of its subsidiaries outside the U.S. into U.S. dollars using the rate of exchange prevailing at the fiscal year end, and the consolidated statement of operations and comprehensive income (loss) is translated at average rates during the reporting period.  Adjustments resulting from the translation of the subsidiaries’ financial statements from foreign currencies into U.S. dollars are recorded in shareholders' equity as part of accumulated comprehensive gain - translation adjustments.  Gains or losses resulting from transactions denominated in currencies other than functional currencies of the Company’s subsidiaries are reflected in income for the reporting period.

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

Revenue from product sales is also recorded in accordance with the provisions of ASC Topic 605 (Emerging Issues Task Force (“EITF”) Statement 00-21) Revenue Arrangements with Multiple Deliverables and Staff Accounting Bulletin (“SAB”) 104 Revenue Recognition in Financial Statements, which generally require revenue earned on product sales involving multiple-elements to be allocated to each element based on the relative fair values of those elements.  Accordingly, the Company allocates revenue to each element in a multiple-element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold and specifically defined in a quotation or contract.  The Company allocates a portion of the invoice value to products sold and the remaining portion of invoice value to installation work in proportion to the fair value of products sold and installation work to be performed.  Training elements are valued based on hourly rates, which the Company charges for these services when sold apart from product sales.  The fair value determination of products sold and the installation and training work is also based on our specific historical experience of the relative fair values of the elements if there is no easily observable market price to be considered. In fiscal years 2013 and 2012, the installation revenues generated in connection with product sales were immaterial and were included in the product sales revenue line on the consolidated statements of operations and comprehensive income (loss).

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

The Company’s management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. The Company includes any account balances that are determined to be uncollectible, along with a general reserve, in the overall allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  Based on the information available to management, the Company believed that its allowance for doubtful accounts was adequate as of June 30, 2013 and 2012.

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

Term Deposits — Term deposits consist of bank balances and interest bearing deposits having maturity of 4 to 12 months. As of June 30, 2013, the Company held approximately $104 of unrestricted term deposits in the Company’s 100% owned Thailand subsidiary, which were denominated in the currency of Thai baht, as compared to $150 as of June 30, 2012.

Restricted Deposits — The Company held certain term deposits in Singapore and Malaysia operations which were considered restricted as they were held as security against certain facility granted by the financial institutions. As of June 30, 2013 the Company held, approximately $3,245 of restricted term deposits in the Company’s 100% owned Trio-Tech International Pte. Ltd., which were denominated in Singapore currency, and $249 of restricted term deposits in the Company’s 55% owned Malaysian subsidiary, which were denominated in the currency of Malaysia, as compared to June 30, 2012 the Company held, approximately $3,150 of restricted term deposits in the Company’s 100% owned Trio-Tech International Pte. Ltd., which were denominated in Singapore currency, and $295 of restricted term deposits in the Company’s 55% owned Malaysian subsidiary, which were denominated in the currency of Malaysia.

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

Property, Plant and Equipment & Investment Property — Property, plant and equipment and investment property in are stated at cost, less accumulated depreciation and amortization.  Depreciation is provided for over the estimated useful lives of the assets using the straight-line method. Amortization of leasehold improvements is provided for over the lease terms or the estimated useful lives of the assets, whichever is shorter, using the straight-line method.

Maintenance, repairs and minor renewals are charged directly to expense as incurred.  Additions and improvements to the asset are capitalized.  When assets are disposed of, the related cost and accumulated depreciation thereon are removed from the accounts and any resulting gain or loss is included in the consolidated statement of operations and comprehensive income (loss).

Long-Lived Assets and Impairment – The Company’s business requires heavy investment in manufacturing facilities and equipment that are technologically advanced but can quickly become significantly under-utilized or rendered obsolete by rapid changes in demand.

The Company evaluates the long-lived assets, including property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors considered important that could result in an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for our business, significant negative industry or economic trends, and a significant decline in the stock price for a sustained period of time. Impairment is recognized based on the difference between the fair value of the asset and its carrying value, and fair value is generally measured based on discounted cash flow analysis, if there is significant adverse change.

The Company applies the provisions of ASC Topic 360, Accounting for the Impairment or Disposal of Long-Lived Assets (“ASC Topic 360”) to property, plant and equipment.  ASC Topic 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets.  Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

Leases — The Company leased certain property, plant and equipment in the ordinary course of business.  The leases had varying terms. Some may have included renewal and/or purchase options, escalation clauses, restrictions, penalties or other obligations that the Company considered in determining minimum lease payments.  The leases were classified as either capital leases or operating leases, in accordance with ASC Topic 840, Accounting for Leases. The Company records monthly rental expense equal to the total amount of the payments due in the reporting period over the lease term in accordance with U.S. GAAP. The difference between rental expense recorded and the amount paid is credited or charged to deferred rent, which is included in accrued expenses in the accompanying consolidated balance sheet.

The Company’s management expects that in the normal course of business, operating leases will be renewed or replaced by other leases.  The future minimum operating lease payments, for which the Company is contractually obligated as of June 30, 2013, are disclosed in the notes to the consolidated financial statements.

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

Income Taxes — The Company accounts for income taxes using the liability method in accordance with of ASC Topic 740, Accounting for Income Taxes (“ASC Topic 740”). ASC Topic 740 requires an entity to recognize deferred tax liabilities and assets.  Deferred tax assets and liabilities are recognized for the future tax consequence attributable to the difference between the tax bases of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in future years.  Further, the effects of enacted tax laws or rate changes are included as part of deferred tax expenses or benefits in the period that covers the enactment date.

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

Retained Earnings — It is the intention of the Company to reinvest earnings of its foreign subsidiaries in the operations of those subsidiaries.  Accordingly, no provision has been made for U.S. income and foreign withholding taxes that would result if such earnings were repatriated.  These taxes are undeterminable at this time.  The amount of earnings retained in subsidiaries was $6,408 and $7,474 at June 30, 2013 and 2012, respectively.

Research and Development Costs — The Company incurred research and development costs of $281and $295 in fiscal 2013 and in fiscal 2012, respectively, which were charged to operating expenses as incurred.

Stock Based Compensation — The Company adopted the fair value recognition provisions under ASC Topic 718 Share Based Payments (“ASC Topic 718”), using the modified prospective application method. Under this transition method, compensation cost recognized during the twelve months ended June 30, 2013 included the applicable amounts of: (a) compensation cost of all share-based payments granted prior to, but not yet vested as of July 1, 2005 (based on the grant-date fair value estimated in accordance with the original provisions of ASC Topic 718) and (b) compensation cost for all share-based payments granted subsequent to June 30, 2005.

Earnings per Share —  Computation of basic earnings per share is conducted by dividing net income available to common shares (numerator) by the weighted average number of common shares outstanding (denominator) during a reporting period.  Computation of diluted earnings per share gives effect to all dilutive potential common shares outstanding during a reporting period.  In computing diluted earnings per share, the average market price of common shares for a reporting period is used in determining the number of shares assumed to be purchased from the exercise of stock options.  In fiscal year 2013 and 2012, all the outstanding options were excluded in the computation of diluted EPS because they were anti-dilutive.

Fair Values of Financial Instruments — Carrying value of trade accounts receivable, accounts payable, accrued expenses, and term deposits approximate their fair value due to their short-term maturities.  Carrying values of the Company’s lines of credit and long-term debt are considered to approximate their fair value because the interest rates associated with the lines of credit and long-term debt are adjustable in accordance with market situations when the Company tries to borrow funds with similar terms and remaining maturities. See Note 22 for detailed discussion of the fair value measurement of financial instruments.

ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”) defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The financial assets and financial liabilities that require recognition under the guidance include available-for-sale investments, employee deferred compensation plan and foreign currency derivatives. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available under the circumstances. As such, fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

•
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

•
Level 2—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, directly or indirectly. Financial assets and liabilities utilizing Level 2 inputs include foreign currency forward exchange contracts, most commercial paper and corporate notes and bonds; and

•
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

Investments - The Company analyzes its investments to determine if it is a variable interest entity (a “VIE”) and would require consolidation. The Company (a) evaluates the sufficiency of the total equity at risk, (b) reviews the voting rights and decision-making authority of the equity investment holders as a group, and whether there are any guaranteed returns, protection against losses, or capping of residual returns within the group and (c) establishes whether activities within the venture are on behalf of an investor with disproportionately few voting rights in making this VIE determination. The Company would consolidate an investment that is determined to be a VIE if it was the primary beneficiary. The primary beneficiary of a VIE is determined by a primarily qualitative approach, whereby the variable interest holder, if any, has the power to direct the VIE’s most significant activities and is the primary beneficiary. A new accounting standard became effective and changed the method by which the primary beneficiary of a VIE is determined a primarily qualitative approach whereby the variable interest holder, if any, has the power to direct the VIE’s most significant activities and is the primary beneficiary. To the extent that the investment does not qualify as VIE, the Company further assesses the existence of a controlling financial interest under a voting interest model to determine whether the investment should be consolidated.

Equity Method - The Company analyzes its investments to determine if it should be accounted for using the equity method. Management evaluates both Common Stock and in-substance Common Stock whether they give the Company the ability to exercise significant influence over operating and financial policies of the investment even though the Company holds less than 50% of the Common Stock and in-substance Common Stock. The net income of the investment will be reported as “Equity in earnings of unconsolidated joint ventures, net of tax” in the Company’s consolidated statements of operations and comprehensive income (loss).

Investments – Investments were accounted under equity method in the past, but currently they are recorded under cost method. It is impracticable to estimate fair value of the investments for which a quoted market price is not available.

Cost Method - Investee companies not accounted for under the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, the Company’s share of the earnings or losses of such Investee companies is not included in the consolidated balance sheet or statement of operations and comprehensive income (loss). However, impairment charges are recognized in the consolidated statement of operations and comprehensive income (loss). If circumstances suggest that the value of the Investee Company has subsequently recovered, such recovery is not recorded.

Loan Receivables from Property Development Projects - The loan receivables from property development projects are classified as current assets, carried at face value and are individually evaluated for impairment.  The allowance for loan losses reflects management’s best estimate of probable losses determined principally on the basis of historical experience and specific allowances for known loan accounts. All loans or portions thereof deemed to be uncollectible or to require an excessive collection cost are written off to the allowance for losses.

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

Contingent liabilities - Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed.

Reclassification — Certain reclassification has been made to the previous year’s financial statements to conform to current year presentation, specifically related to investment property development in China presented in the statements of cash flow, with no effect on previously reported net income.

2. NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) has issued Accounting Standards Update (“ASU”) No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists (a consensus of the FASB Emerging Issues Task Force).U.S. GAAP does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward exists. The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward, except as follows. To the extent a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.

This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward exists at the reporting date. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

The FASB issued ASU No. 2013-09, Fair Value Measurement (Topic 820): Deferral of the Effective Date of Certain Disclosures for Nonpublic Employee Benefit Plans in Update No. 2011-04, applies to disclosures of certain quantitative information about the significant unobservable inputs used in Level 3 fair value measurement for investments held by certain employee benefit plans.

The deferral applies specifically to employee benefit plans, other than those plans that are subject to SEC filing requirements, which hold investments in their plan sponsors’ own nonpublic entity equity securities, including equity securities of their nonpublic affiliated entities. The deferral is effective immediately for all financial statements that have not yet been issued. The adoption of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

The FASB has issued ASU No. 2013-05, Foreign Currency Matters (Topic 830) Parent’s Accounting for the Cumulative Translation Adjustment upon De-recognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. When a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity, the parent is required to apply the guidance in Subtopic 830-30 to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided.

For an equity method investment that is a foreign entity, the partial sale guidance in Section 830-30-40 still applies. As such, a pro rata portion of the cumulative translation adjustment should be released into net income upon a partial sale of such an equity method investment. However, this treatment does not apply to an equity method investment that is not a foreign entity. In those instances, the cumulative translation adjustment is released into net income only if the partial sale represents a complete or substantially complete liquidation of the foreign entity that contains the equity method investment.

Additionally, the amendments in this ASU clarify that the sale of an investment in a foreign entity includes both: (1) events that result in the loss of a controlling financial interest in a foreign entity (i.e., irrespective of any retained investment); and (2) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date (sometimes also referred to as a step acquisition). Accordingly, the cumulative translation adjustment should be released into net income / (loss) upon the occurrence of those events.

The amendments in this ASU are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The amendments should be applied prospectively to de-recognition events occurring after the effective date. Prior periods should not be adjusted. Early adoption is permitted. If an entity elects to early adopt the amendments, it should apply them as of the beginning of the entity’s fiscal year of adoption. The adoption of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

The FASB has issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

•
Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.

•
Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual).

The amendments are effective for reporting periods beginning after December 15, 2012, for public companies Early adoption is permitted.

The adoption of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

Other new pronouncements issued but not yet effective until after June 30, 2013 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

3.  INVENTORIES

Inventories consisted of the following:
	For the Year Ended June 30,
	2013	2012

Raw materials	$1,072	$1,261
Work in progress	1,930	1,870
Finished goods	356	175
Less: provision for obsolete inventory	(912)	(884)
Currency translation effect	17	(98)
	$2,463	$2,324

 The following table represents the changes in provision for obsolete inventory:
	For the Year Ended June 30,
	2013	2012

Beginning	$884	$937
Additions charged to expenses	38	31
Usage - disposition	(14)	(59)
Currency translation effect	4	(25)
Ending	$912	$884

4.  STOCK OPTIONS

On September 24, 2007, the Company’s Board of Directors unanimously adopted the 2007 Employee Stock Option Plan (the “2007 Employee Plan”) and the 2007 Directors Equity Incentive Plan (the “2007 Directors Plan”) each of which was approved by the shareholders on December 3, 2007. Each of those plans was amended by the Board in 2010 to increase the number of shares covered thereby, which amendments were approved by the shareholders on December 14, 2010. At present, the 2007 Employee Plan provides for awards of up to 600,000 shares of the Company’s Common Stock to employees, consultants and advisors, and the 2007 Directors Plan provides for awards of up to 400,000 shares of the Company’s Common Stock to the members of the Board of Directors in the form of non-qualified options and restricted stock. These two plans are administered by the Board, which also establishes the terms of the awards.

Assumptions

The fair value for the options granted were estimated using the Black-Scholes option pricing model with the following weighted average assumptions, assuming no expected dividends:
	Year Ended June 30,	Year Ended June 30,
	2013	2012

Expected volatility	92.53%	81.17%
Risk-free interest rate	0.26%	0.25%
Expected life (years)	2.50	2.50

The expected volatilities are based on the historical volatility of the Company’s stock. The observation is made on a weekly basis. The observation period covered is consistent with the expected life of options. The expected life of the options granted to employees has been determined utilizing the “simplified” method as prescribed by ASC Topic 718, which, among other provisions, allowed companies without access to adequate historical data about employee exercise behavior to use a simplified approach for estimating the expected life of a "plain vanilla" option grant. The simplified rule for estimating the expected life of such an option was the average of the time to vesting and the full term of the option. The risk-free rate is consistent with the expected life of the stock options and is based on the United States Treasury yield curve in effect at the time of grant.

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

The Company did not grant any options pursuant to the 2007 Employee Plan during the year ended June 30, 2013. There are no options exercised during the twelve months ended June 30, 2013. The Company recognized stock-based compensation expenses of $25 in the year ended June 30, 2013 under the 2007 Employee Plan. The balance of unamortized stock-based compensation of $7 based on fair value on the grant date related to options granted under the 2007 Employee Plan is expected to be recognized over a period of one year.

During the year ended June 30, 2012, stock options covering a total of 37,500 shares of the Company’s Common Stock were granted to certain employees pursuant to the 2007 Employee Plan, with an exercise price equal to the fair value of the Company’s Common Stock (as defined under the 2007 Employee Plan in conformity with Regulation 409A of the Internal Revenue Code of 1986, as amended) on December 14, 2011, the date of grant. These options vested as of the grant date. The fair value as of December 14, 2011 of the options to purchase 37,500 shares of the Company’s Common Stock was approximately $42 based on the fair value of $1.11 per share determined by using the Black Scholes option pricing model.

The Company recognized stock-based compensation expense of approximately $148 in the twelve months ended June 30, 2012 under the 2007 Employee Plan. Unamortized stock-based compensation of $42 based on fair value on the grant date related to options granted under the 2007 Employee Plan is expected to be recognized over a period of two years.

As of June 30, 2013, there were vested employee stock options covering a total of 243,125 shares of Common Stock. The weighted-average exercise price was $2.95 and the weighted average contractual term was 1.49 years. The total fair value of vested and outstanding employee stock options as of June 30, 2013 was $485.

As of June 30, 2012, there were vested employee stock options covering a total of 269,750 shares of Common Stock. The weighted-average exercise price was $3.77 and the weighted average remaining contractual term was 2.12 years. The total fair value of vested employee stock options as of June 30, 2012 was $649.

A summary of option activities under the 2007 Employee Plan during the twelve month period ended June 30, 2013 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 1, 2012	313,000	$3.85	2.31	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	(49,500)	(8.06)	-	-
Outstanding at June 30, 2013	263,500	$3.06	1.57	$122
Exercisable at June 30, 2013	243,125	$2.95	1.49	$122

A summary of the status of the Company’s non-vested employee stock options during the twelve months ended June 30, 2013 is presented below:

		Weighted Average Grant-Date
	Options	Fair Value
Non-vested at July 1, 2012	43,250	$3.29
Granted	-	-
Vested	(21,375)	3.16
Forfeited	(1,500)	3.16
Non-vested at June 30, 2013	20,375	$3.26

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

During the twelve months ended June 30, 2013, the Company granted options to purchase 15,000 shares of its Common Stock to our directors pursuant to the 2007 Directors Plan with an exercise price equal to the fair market value of our Common Stock (as defined under the 2007 Directors Plan in conformity with Regulation 409A or the Internal Revenue Code of 1986, as amended) at the date of grant. The fair value of the options granted to purchase 15,000 shares of the Company's Common Stock was approximately $17 based on the fair value of $1.11 per share determined by the Black Scholes option pricing model. There were no options exercised during the twelve month period ended June 30, 2013. The Company recognized stock-based compensation expense of $17 in the twelve month period ended June 30, 2013 under the 2007 Directors Plan.

During the twelve months ended June 30, 2012, the Company granted options to purchase 50,000 shares of its Common Stock to our directors pursuant to the 2007 Directors Plan with an exercise price equal to the fair market value of our Common Stock (as defined under the 2007 Directors Plan in conformity with Regulation 409A or the Internal Revenue Code of 1986, as amended) at the date of grant. The fair value of the options granted to purchase 50,000 shares of the Company's Common Stock was approximately $56 based on the fair value of $1.11 per share determined by the Black Scholes option pricing model. There were no options exercised during the twelve month period ended June 30, 2012. The Company recognized stock-based compensation expense of $56 in the twelve month period ended June 30, 2012 under the 2007 Directors Plan.

As of June 30, 2013, there were vested director stock options covering a total of 340,000 shares of Common Stock. The weighted-average exercise price was $3.53 and the weighted average remaining contractual term was 1.96 years. The total fair value of vested directors' stock options as of June 30, 2013 was $715. All of our director stock options vest immediately at the date of grant. There were no unvested director stock options as of June 30, 2013.

As of June 30, 2012, there were vested director stock options covering a total of 385,000 shares of Common Stock. The weighted-average exercise price was $4.52 and the weighted average remaining contractual term was 2.45 years. The total fair value of vested directors’ stock options as of June 30, 2012 was $1,031. All of our director stock options vest immediately at the date of grant. There were no unvested director stock options as of June 30, 2012.

The total intrinsic value of vested and outstanding directors’ stock options as of June 30, 2013 and 2012 was zero. A summary of option activities under the 2007 Directors Plan during the twelve months ended June 30, 2013 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2012	385,000	$4.52	2.45		$-
Granted	15,000	2.07	4.72		-
Exercised	-	-	-		-
Forfeited or expired	(50,000)	(4.81)	-		-
Outstanding at June 30, 2013	350,000	$3.53	1.96		$-
Exercisable at June 30, 2013	350,000	$3.53	1.96	$

5.  EARNINGS PER SHARE

The Company adopted ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) are computed by dividing net income available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period.  Diluted EPS give effect to all dilutive potential common shares outstanding during a period.  In computing diluted EPS, the average price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options and warrants.

Options to purchase 603,500 shares of Common Stock at exercise prices ranging from $1.72 to $9.57 per share were outstanding as of June 30, 2013. All the outstanding options were excluded in the computation of diluted EPS for fiscal 2013 since they were anti-dilutive.

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

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted EPS for the years presented herein:

	For the Year Ended June 30,
	2013	2012
Loss attributable to Trio-Tech International common shareholders from continuing operations, net of tax	$(671)	$(2,281)
Loss attributable to Trio-Tech International common shareholders from discontinued operations, net of tax	(348)	(823)
Net loss attributable to Trio-Tech International common shareholders	$(1,019)	$(3,104)

Basic and diluted loss per share from continuing operations attributable to Trio-Tech International	$(0.20)	$(0.69)

Basic and diluted loss per share from discontinued operations attributable to Trio-Tech International	$(0.11)	$(0.25)
Basic and diluted loss per share from net loss attributable to Trio-Tech International	$(0.31)	$(0.94)

Weighted average number of common shares outstanding – basic	3,322	3,322

Dilutive effect of stock options	-	-
Number of shares used to compute earnings per share - diluted	3,322	3,322

6.           PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:
	Estimated Useful Life in Years	Year Ended June 30,
		2013	2012
Building and improvements	3-20	$4,999	$5,210
Leasehold improvements	3-27	4,869	5,540
Machinery and equipment	3-7	20,719	20,852
Furniture and fixtures	3-5	1,096	1,089
Equipment under capital leases	3-5	545	577
Currency translation effect for fixed assets, gross		335	(1,495)
		$32,563	$31,773
Less:
Accumulated depreciation		$19,155	$19,202
Accumulated amortization on equipment under capital leases		422	346
Currency translation effect		135	(968)
Property, plant and equipment, net		$12,851	$13,193

Depreciation and amortization expenses for property, plant and equipment during fiscal 2013 and 2012 were $2,378 and $2,606, respectively.

7.           ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its customers’ financial conditions, and although management generally does not require collateral, letters of credit may be required from its customers in certain circumstances.

Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. Management includes any accounts receivable balances that are determined to be uncollectible in the allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  Based on the information available to us, management believed the allowance for doubtful accounts as of June 30, 2013 and June 30, 2012 was adequate.

The following table represents the changes in the allowance for doubtful accounts:
	For the Year Ended June 30,
	2013	2012
Beginning	$122	$69
Additions charged to expenses	196	113
Recovered	(131)	(59)
Currency translation effect	(48)	(1)
Ending	$139	$122

8.           ACCRUED EXPENSES

Accrued expenses consisted of the following:

	For the Year Ended June 30,
	2013	2012
Payroll and related costs	$1,022	$1,161
Commissions	10	37
Customer deposits	89	228
Legal and audit	136	169
Sales tax	76	19
Utilities	138	174
Warranty	61	60
Accrued purchase of materials and fixed assets	1,033	769
Provision for re-instatement	360	197
Professional fees	-	117
Other accrued expenses	230	163
Currency translation effect	(95)	(83)
Total	$3,060	$3,011

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

	For the Year Ended June 30,
	2013	2012
Beginning	$60	$29
Additions charged to cost and expenses	1	32
Recovered	-	-
Actual usage	-	-
Currency translation effect	-	(1)
Ending	$61	$60

10.          BANK LOANS PAYABLE

Bank loans payable consisted of the following:
	For the Year Ended June 30,
	2013	2012
Note payable denominated in Singapore dollars to a commercial bank for expansion plans in Singapore and China, bearing interest at the bank’s prime rate plus 1.50% (4.75% at June 30, 2012), with monthly payments of principal plus interest of $56, through December 2014. This note payable is secured by equipment with carrying value of $537 on the consolidated balance sheet.	$885	$1,510
Note payable denominated in Malaysian ringgit to a commercial bank for expansion plans in Malaysia, maturing in August 2024, bearing interest at the bank’s lending rate (4.55% at June 30, 2013 and 2012), with monthly payments of principal plus interest of $29 through August 2024 in fiscal 2013, and $29 through August 2014 in fiscal 2012. This loan payable is secured by a charge on the property in Malaysia with a carrying value of $4,252 and $5,635 as at June 30, 2013 and 2012, respectively.	2,498	2,629
Current portion	(770)	(766)
Long term portion of bank loans payable	$2,613	$3,373

Future minimum payments (excluding interest) as of June 30, 2013 were as follows:

2014	$770
2015	413
2016	161
2017	169
2018	178
Thereafter	1,692
Total obligations and commitments	$3,383

11.           ADOPTION OF ASC TOPIC 740

The Company adopted ASC Topic 740, Accounting for Income Taxes - Interpretation of Topic 740.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:
(In thousands)
Balance at July 1, 2011	$(253)
Additions based on current year tax positions	-
Additions for prior year(s) tax positions	-
Reductions for prior year(s) tax positions	4
Settlements	-
Expiration of statute of limitations	-
Balance at June 30, 2012	$(249)

Additions based on current year tax positions	-
Additions for prior year(s) tax positions	(1)
Reductions for prior year(s) tax positions	-
Settlements	-
Expiration of statute of limitations	-
Settlements	-
Balance at June 30, 2013	$(250)

The Company accrues penalties and interest on unrecognized tax benefits as a component of penalties and interest expense, respectively. The Company has not accrued any penalties or interest expense relating to the unrecognized benefits at June 30, 2013 and June 30, 2012.

The major tax jurisdictions in which the Company files income tax returns are the United States of America, Singapore, Malaysia, China and Indonesia. The statute of limitations, in general, is open for years 2004 to 2013 for tax authorities in those jurisdictions to audit or examine income tax returns.  The Company is under annual review by the government of Singapore, Malaysia, China and Indonesia. However, the Company is not currently under tax examination in any other jurisdiction.

12. INCOME TAXES

On a consolidated basis, the Company’s net income tax provisions (benefits) were as follows:

	For the Year Ended June 30,
	2013	2012
Current:
Federal	$-	$-
State	2	8
Foreign	(956)	(473)
	$(954)	$(465)
Deferred:
Federal	$-	$-
State	-	-
Foreign	694	400
	694	400
Total provision	$(260)	$(65)

The reconciliation between the U.S. federal tax rate and the effective income tax rate was as follows:

	For the Year Ended June 30,
	2013	2012
Statutory federal tax rate	(34)%	(34)%
State taxes, net of federal benefit	(6)%	(6)%
Foreign tax related to profits making subsidiaries	(1)%	36%
Other	5%	3%
Changes in valuation allowance	0%	0%
Effective rate	(41)%	(1)%

At June 30, 2013, the Company had net operating loss carry forwards of approximately $134 and $869 for federal and state tax purposes, respectively, expiring through 2023. The Company also had tax credit carry forwards of approximately $834 for federal income tax purposes expiring through 2032. Management of the Company is uncertain whether it is more likely than not that these future benefits will be realized. Accordingly, a full valuation allowance has been established.

The components of deferred income tax assets (liabilities) were as follows:

	For the Year Ended June 30,
	2013	2012
Deferred tax assets:
Net operating losses and credits	$956	$1,086
Inventory valuation	99	99
Depreciation	-	-
Provision for bad debts	3	53
Accrued vacation	16	15
Accrued expenses	135	147
Other	3	24
Total deferred tax assets	$1,212	$1,424

Deferred tax liabilities:
Accrued expenses	$-	$(251)
Depreciation	(193)	(715)
Other	-	-
Total deferred income tax liabilities	$(193)	$(966)

Subtotal	$1,019	$458
Valuation allowance	(1,208)	(1,342)
Net deferred tax liabilities	$(191)	$(884)

The valuation allowance was decreased by $134 and $81 in fiscal 2013 and 2012, respectively.

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

13.            COMMITMENTS AND CONTINGENCIES

The Company leases certain of its facilities and equipment under long-term agreements expiring at various dates through fiscal 2014 and thereafter. Certain of these leases require the Company to pay real estate taxes and insurance and provide for escalation of lease costs based on certain indices. Future minimum payments under capital leases and non-cancelable operating leases and net rental income under non-cancelable sub-leased properties as of June 30, 2013 were as follows:

	Capital	Operating	Sub-lease Rental	Net Operating
For the Year Ending June 30,	Leases	Leases	Income	Leases
2014	$105	$723	$32	$691
2015	68	639	-	639
2016	72	666	-	666
Thereafter	88	1,057	-	1,057
Total future minimum lease payments	$333	$3,085	$32	$3,053
Less amount representing interest	-
Present value of net minimum lease payments	333
Less current portion of capital lease obligations	(105)
Long-term obligations under capital leases	$228

The Company purchased equipment under the capital lease agreements with rates ranging from 1.88% to 4.30%. These agreements mature ranging from July 2013 to September 2017.

The Company has two sublease agreements with third parties to rent out the properties in Malaysia. The sublease agreement of the Penang property expired in November 2012 and was not renewed due to the fact that the operation in Malaysia planned to sell the factory building. The sublease agreement of Petaling Jaya Plant II property will expire in November 2013. However, the lease of Petaling Jaya Plant II property was terminated on July 31, 2013 without any penalties or cost to the Company. Total rental income from subleases amounted to $9 in fiscal 2013 and $82 in fiscal 2012.

Total rental expense on all operating leases, cancelable and non-cancelable, amounted to $941 in fiscal 2013 and $1,393 in fiscal 2012.

Trio-Tech (Malaysia) Sdn. Bhd. has capital commitments for the purchase of equipment and other related infrastructure costs amounting to Malaysia ringgit 365, or approximately $118 based on the exchange rate on June 30, 2013 published by the Monetary Authority of Singapore.

Trio-Tech (Tianjin) Co. Ltd has capital commitments for the purchase of equipment and other related infrastructure costs amounting to RMB 3,617, or approximately $506 based on the exchange rate as of June 30, 2013 published by the Monetary Authority of Singapore.

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

14.           CONCENTRATION OF CUSTOMERS

The Company had one major customer that accounted for the following accounts receivable and sales during the fiscal years ended:

	For the Year Ended June 30,
	2013	2012
Sales
- Customer A	62.3%	51.1%

Account Receivable
- Customer A	66.4%	63.0%

15.           INVESTMENT PROPERTIES

The following table presents the Company’s investment in the properties as of June 30, 2013. The exchange rate is based on the exchange rate as of June 30, 2013 published by the Monetary Authority of Singapore.

	Investment Date	Investment Amount (RMB)	Investment Amount (U.S. Dollars)
Purchase of Property I – MaoYe	01/04/2008	5,554	904
Purchase of Property II – JiangHuai	01/06/2010	3,600	586
Purchase of Property III – FuLi	01/04/2010	4,025	655

Gross investment in rental property		13,179	2,145

Accumulated depreciation on rental property	06/30/2013	(2,302)	(375)

Net investment in properties – China		10,877	1,770

The following table presents the Company’s investment in the property in Malaysia as of June 30, 2013. The exchange rate is based on the exchange rate as of June 30, 2013 published by the Monetary Authority of Singapore.

	Investment Date	Investment Amount (RM)	Investment Amount (U.S. Dollars)
Reclassification of Penang Property I	31/12/2012	681	214

Gross investment in rental property		681	214

Accumulated depreciation on rental property	06/30/2013	(294)	(91)

Net investment in rental properties - Malaysia		387	123

Rental Property I - MaoYe

In fiscal 2008, Trio-Tech (Chongqing) Co. Ltd. (“TTCQ”) purchased an office in Chongqing, China from MaoYe Property Ltd. (“MaoYe”) for a total cash purchase price of RMB 5,554, equivalent to approximately $904 based on the exchange rate as of June 30, 2013 published by the Monetary Authority of Singapore.  TTCQ rented this property to a third party on July 13, 2008. The term of the rental agreement was five years. The rental agreement was renewed on July 16, 2013 for a further period of five years and the agreement expires on July 15, 2018. The rent increases by 8% every year after July 15, 2015.

Property purchased from MaoYe generated a rental income of $86 and $78 for fiscal years 2013 and 2012, respectively.

Rental Property II – JiangHuai

In fiscal 2010, TTCQ purchased eight units of commercial property from Chongqing Jiang Huai Real Estate Development Co. Ltd. (“JiangHuai”) for a total cash purchase price of RMB 3,600, or approximately $586 based on the exchange rate as of June 30, 2013 published by the Monetary Authority of Singapore. TTCQ rented these commercial units to a third party until the agreement expired in January 2012. TTCQ rented three of the eight commercial units to another third party during the fourth quarter of fiscal 2013 and the rental agreement expires on March 31, 2014.

Property purchased from JiangHuai generated a rental income of $3 and $66 for fiscal years 2013 and 2012, respectively.

Other Properties III – FuLi

In fiscal 2010, TTCQ entered into a Memorandum Agreement with Chongqing Fu Li Real Estate Development Co., Ltd. (“FuLi”) to purchase two commercial properties totaling 311.99 square meters (“office space”), located in Jiang Bei District Chongqing. The total purchase price committed and paid was RMB 4,025, or approximately $655 based on the exchange rate as of June 30, 2013 published by the Monetary Authority of Singapore.  The development was completed and the property was handed over during April 2012 and the title deed was received during the third quarter of fiscal 2013. One of the two rental agreements expires in April 2014 and the other in August 2014.

Property purchased from FuLi generated a rental income of $43 and $3 for fiscal years 2013 and 2012, respectively.

Penang Property I

In the fourth quarter of fiscal 2012, Trio-Tech Malaysia Sdn. Bhd. (“TTM”) determined to sell the factory building in Penang, However as the government authorities did not approve the transaction, the sale did not take place. Because the market value is increasing during the second quarter of fiscal 2013, TTM decided to hold the factory building in Penang as an investment rental property. Hence TTM reclassified the factory building as investment property at the end of the second quarter of fiscal 2013, which had a net book value of $123. In fiscal 2013 the depreciation expenses were $ 7. There was no such depreciation in fiscal 2012 since the asset was classified as “Assets held for sales”.

Summary

Total rental income for the investment properties in China was $132 and $148 for fiscal years 2013 and 2012, respectively.

Depreciation expenses for the investment properties in China and Malaysia were $112 and $77 for fiscal years 2013 and 2012, respectively.

16.         LOAN RECEIVABLE FROM PROPERTY DEVELOPMENT PROJECTS

The following table presents the Company’s loan receivable from property development projects in China as of June 30, 2013. The exchange rate is based on the rate published by the Monetary Authority of Singapore as on June 30, 2013.

	Loan Date	Loan Amount (RMB)	Loan Amount (U.S. Dollars)
Investment in JiaSheng (Project B-48 Phase 2)	11/1/2010	5,000	814
Investment in JiangHuai (Project - Yu Jin Jiang An)	11/1/2010	2,000	325
Net loan receivable from property development projects		7,000	1,139

On November 1, 2010, TTCQ entered into a  Memorandum Agreement with JiaSheng Property Development Co. Ltd. (“JiaSheng”) to invest in their property development projects (Project B-48 Phase 2) located in Chongqing City, China. Due to the short-term nature of the investment, the amount was classified as a loan based on ASC Topic 310-10-25 Receivables, amounting to RMB 5,000, or approximately $814 based on the exchange rate as of June 30, 2013 published by the Monetary Authority of Singapore. The agreement guaranteed TTCQ an income of RMB 1,250, or approximately $200 based on the average exchange rate for the twelve months ended June 30, 2013 published by the Monetary Authority of Singapore, payable in four installments.  The amount is unsecured and repayable at the end of one year. The agreement expires on October 31, 2013. TTCQ recorded under other income of $200 from JiaSheng for fiscal 2013, based on the average exchange rate for twelve months ended June 30, 2013 published by the Monetary Authority of Singapore and $197 as interest income for fiscal 2012, based on the average exchange rate for the twelve months ended June 30, 2012 published by the Monetary Authority of Singapore.

On November 1, 2010, TTCQ entered into a Memorandum Agreement with JiangHuai to invest in their property development projects (Project - Yu Jin Jiang An) located in Chongqing City, China. Due to the short-term nature of the investment, the amount was classified as a loan based on ASC Topic 310-10-25 Receivables, amounting to RMB 2,000, or approximately $325 based on the exchange rate on June 30, 2013 published by the Monetary Authority of Singapore. The agreement guaranteed the TTCQ an income of RMB 400, or approximately $59 based on the average exchange rate for the twelve months ended June 30, 2013 published by the Monetary Authority of Singapore, payable in 12 installments. The amount is secured by the underlying property and repayable at the end of one year. The agreement expired on May 31, 2013. Under other income, TTCQ recorded $59 from JiangHuai for fiscal 2013 based on the average exchange rate for the twelve months ended June 30, 2013 published by the Monetary Authority of Singapore, and $68 for fiscal 2012 based on the average exchange rate for twelve months ended June 30, 2012 published by the Monetary Authority of Singapore, as interest income.

17.            INVESTMENT

During the second quarter of fiscal 2011, the Company entered into a joint-venture agreement with JiaSheng to develop real estate projects in China. The Company invested RMB 10,000, or approximately $1,582 based on the exchange rate as of June 30, 2013 published by the Monetary Authority of Singapore, for a 10% interest in the newly formed joint venture, which was incorporated as a limited liability company, Chong Qing Jun Zhou Zhi Ye Co. Ltd. (the “joint venture”), in China. The agreement stipulated that the Company would nominate two of the five members of the Board of Directors of the joint venture and have the ability to assign two members of management to the joint venture.  The agreement also stipulated that the Company would receive a fee of RMB 10,000, or approximately $1,582 based on the exchange rate as of June 30, 2013 published by the Monetary Authority of Singapore, for the services rendered in connection with obtaining priority to bid in certain real estate projects from the local government. Upon signing of the agreement, JiaSheng paid the Company RMB 5,000 in cash, or approximately $791 based on the exchange rate as on June 30, 2013 published by the Monetary Authority of Singapore. The remaining RMB 5,000 was to be paid over 72 months commencing in 36 months from the date of the agreement when the joint venture secured a property development project stated inside the joint venture agreement. The Company considered the RMB 5,000, or approximately $791 based on the exchange rate as on June 30, 2013 published by the Monetary Authority of Singapore, received in cash from JiaSheng, the controlling venturer in the joint venture, as a partial return of the Company’s initial investment of RMB 10,000, or approximately $1,628 based on the exchange rate as of June 30, 2013 published by the Monetary Authority of Singapore. Therefore, the RMB 5,000 received in cash was offset against the initial investment of RMB 10,000 resulting in a net investment of RMB 5,000 as of June 30, 2013.  The Company considers the collectability of the remaining RMB 5,000 uncertain due to the extended terms of the payment, and therefore has not recorded this amount as receivable as of June 30, 2013.

In the first quarter of fiscal 2012, due to the resignation of two directors representing Trio-Tech on the board of the joint venture, the Company concluded that it could no longer exert significant influence over the joint venture. Therefore, the Company began accounting for this investment using cost method effective September 29, 2011. An impairment review was made during the fiscal year 2013 and the carrying value of this investment as at June 30, 2013 was $791, which approximates the Company’s pro rata share in the joint venture and underlying value. No impairment was made. The Company determined that it is not practicable to estimate the fair value.

In accordance with ASC Topic 323, Investments – Other, Cost Method Investments, “investments” as shown on the Company’s consolidated balance sheet consists of the cost of an investment in Chong Qing Jun Zhou Zhi Ye Co. Ltd., in which the Company has a 10.00% interest. Prior to the first quarter of fiscal 2012, the Company’s 10.00% ownership in the China affiliate was recorded on the equity basis.

In accordance with ASC Topic 810-10-50, Disclosure for Variable Interest Entities, the Company analyzed its investments in joint ventures to determine if the joint venture is a VIE and would require consolidation. The Company (a) evaluates the sufficiency of the total equity at risk, (b) reviews the voting rights and decision-making authority of the equity investment holders as a group, and whether there are any guaranteed returns, protection against losses, or capping of residual returns within the group, and (c) establish whether activities within the venture are on behalf of an investor with disproportionately few voting rights in making this VIE determination. The Company would consolidate a venture that is determined to be a VIE if it was the primary beneficiary.

18.          OTHER INCOME

Other income consisted of the following:

	Year Ended June 30,
	2013	2012
Investment income deemed interest income	$259	$259
Interest income	33	17
Other rental income	51	39
Exchange gain	65	(34)
Other miscellaneous income	112	258
Total	$520	$539

Other income for the year ending June 30, 2013 included $259 in investment income which was deemed to be interest income since the investment was deemed and classified as a loan based on ASC Topic 310-10-25 Receivables.

19.          DISCONTINUED OPERATION AND CORRESPONDING RESTRUCTURING PLAN

The Company’s Indonesia operation and the Indonesia operation’s immediate holding company, which comprise the fabrication services segment, suffered continued operating losses in the past four fiscal years, and the cash flow was minimal for the past four years.  The Company established a restructuring plan to close the fabrication services operation,  and in accordance with ASC Topic 205-20, Presentation of Financial Statement Discontinued Operations (“ASC Topic 250-20”), the Company presented the operation results from fabrication services as a discontinued operation as the Company believed that no continued cash flow would be generated by the discontinued component and that the Company would have no significant continuing involvement in the operations of the discontinued component. In accordance with the restructuring plan, the Company is negotiating with its suppliers to settle the outstanding balance of accounts payable of $451 and is collecting the accounts receivable of $86.

The Company’s fabrication operation in Batam, Indonesia, is in the process of commencing winding up the operations. The Company anticipates that it may incur costs and expenses when the winding up the subsidiary in Indonesia takes place.

In January 2010, the Company established a restructuring plan to close the Testing operation in Shanghai, China.  Based on the restructuring plan and in accordance with ASC Topic 205-20, the Company presented the operation results from Shanghai as a discontinued operation as the Company believed that no continued cash flow would be generated by the discontinued component (Shanghai subsidiary) and that the Company would have no significant continuing involvement in the operations of the discontinued component.

The Company did not incur any general and administrative expenses for the year ended June 30, 2013 and incurred $4 for the year ended June 30, 2012. The Company anticipates that it may incur additional costs and expenses at the time of winding up the business of the subsidiary through which the Shanghai, China facility operated.

Loss from discontinued operations for the year ended June 30, 2013 and 2012 was as follows :

	For the Year Ended June 30,
	2013	2012
Revenue	$389	$3,111
Cost of sales	821	3,665
Gross loss	(432)	(554)
Operating expenses
General and administrative	179	635
Selling	12	51
Impairment	-	216
Total	$191	$902
Loss from discontinued operation	(623)	(1,456)
Other charges	(111)	(394)
Net loss from discontinued operation	$(734)	$(1,850)

The Company does not provide a separate cash flow statement for the discontinued operation, as the impact of this discontinued operation was immaterial.

20.	BUSINESS SEGMENTS

The Company operates in five segments: the testing service industry (which performs structural and electronic tests of semiconductor devices), the designing and manufacturing of equipment (which equipment tests the structural integrity of integrated circuits and other products), the distribution of various products from other manufacturers in Singapore and Southeast Asia, the fabrication services segment (which provides fabrication services in Indonesia for the oil and gas industry), and the real estate segment  in China.

Real estate segment recorded other income of $259 for fiscal 2013 and 2012, based on the average exchange rate for the twelve months ended June 30, 2013 and 2012 respectively published by the Monetary Authority of Singapore. Due to the short-term nature of the investment, the amount was classified as a loan receivables based on ASC Topic 310-10-25 Receivables, hence the investment income was also classified under other income, which is not part of the below table.

The revenue allocated to individual countries was based on where the customers were located. The allocation of the cost of equipment, the current year investment in new equipment and depreciation expense were made on the basis of the primary purpose for which the equipment was acquired.

All inter-segment sales were sales from the manufacturing segment to the testing and distribution segment. Total inter-segment sales were $794 in fiscal 2013 and $519 in fiscal 2012.  Corporate assets mainly consisted of cash and prepaid expenses. Corporate expenses mainly consisted of salaries, insurance, professional expenses and directors' fees.

	Year Ended June 30,	Net Sales	Operating (Loss) Income	Total Assets	Depr. And Amort.	Capital Expenditures
Manufacturing	2013	$15,254	$(1,089)	$13,867	$158	$46
	2012	16,955	(390)	13,478	207	13

Testing Services	2013	15,029	383	17,268	2,222	1,788
	2012	12,922	(1,664)	19,210	2,222	1,543

Distribution	2013	1,355	173	514	2	1
	2012	1,075	89	420	4	-

Real Estate	2013	132	(206)	4,173	109	3
	2012	148	(129)	4,127	82	634

*Fabrication	2013	389	(686)	127	-	-
Services	2012	3,111	(1,704)	744	168	31

Corporate &	2013	-	(59)	95	-	-
Unallocated	2012	-	(502)	71	-	-

Total Company	2013	$32,159	$(1,484)	$36,044	$2,491	$1,838
	2012	$34,211	$(4,300)	$38,050	$2,683	$2,221

* Discontinued operations

21.         LINES OF CREDIT

The Company’s credit rating provides it with readily and adequate access to funds in global markets. Certain lines of credit have covenants.  As of June 30, 2013, the Company was in compliance with these covenants.

Entity with	Type of	Interest	Expiration	Credit	Unused
Facility	Facility	Rate	Date	Limitation	Credit
Trio-Tech Singapore	Lines of Credit	With interest rates ranging from 1.77% to 6.04%	-	$8,299	$4,435

22.           FAIR VALUE OF FINANCIAL INSTRUMENTS APPROXIMATE CARRYING VALUE

In accordance with ASC Topic 825, the Company considers the following:

Cash and cash equivalent – The carrying amount approximates fair value because of the short term nature.

Term deposits – The carrying amount approximates fair value because of the short maturity of these instruments.

Loan receivables from property development projects – The carrying amount approximates fair value because of the short term nature.

Prepaid expenses and other current assets – The carrying amount approximates fair value because of the short term nature.

Restricted term deposits – The carrying amount approximates fair value because of the short maturity of these instruments.

Lines of credit – The carrying value of the lines of credit approximates fair value due to their short term nature of the obligations.

Bank loans payable – The carrying value of the Company’s bank loan payable’s approximates its fair value as the interest rates associated with long-term debt is adjustable in accordance with market situations when the Company borrowed funds with similar terms and remaining maturities.

23.                      NON-CONTROLLING INTEREST

The Company adopted ASC Topic 810, Consolidation (“ASC Topic 810”), accounting and disclosure requirements for subsidiaries that are not wholly-owned. In accordance with the provisions of ASC Topic 810,  the Company has recorded the non-controlling interest as a component of stockholders’ equity in the accompanying consolidated balance sheets. Additionally, the Company has presented the net income attributable to the Company and the non-controlling ownership interests separately in the accompanying consolidated financial statements.

Non-controlling interest represents the minority stockholders’ share of 45% of the equity of Trio-Tech (Malaysia) Sdn. Bhd, Trio-Tech (Kuala Lumpur) Sdn. Bhd., SHI International Pte. Ltd. and PT SHI Indonesia, and 24% interest in Prestal Enterprise Sdn. Bhd., which are subsidiaries of Trio-Tech International Pte. Ltd.

The table below reflects a reconciliation of the equity attributable to non-controlling interest:
	For the Year Ended June 30,
Non-controlling interest	2013	2012
Beginning balance	$1,720	$2,969
Net loss	(83)	(1,271)
Contribution to capital by related party – loan forgiveness	244	-
Dividend declared by subsidiary	(39)	-
Translation adjustment	129	22
Ending balance	$1,971	$1,720

24.              OPERATING LEASES

Operating leases arise from the leasing of the Company’s commercial and residential real estate investment property. Initial lease terms generally range from 12 to 60 months. Depreciation expense for assets subject to operating leases is taken into account primarily on the straight-line method over a period of twenty years in amounts necessary to reduce the carrying amount of the asset to its estimated residual value. Depreciation expense relating to the property held as investments in operating leases was $112 and $77 for fiscal years 2013 and 2012, respectively.

Future minimum rental income in China to be received from fiscal 2014 to fiscal 2019 on non-cancellable operating leases is contractually due as follows as of June 30, 2013:

For the Year Ended June 30,	Amount

2014	$174
2015	112
2016	123
2017	133
2018	144
2019	6
$692

25.       TERM DEPOSITS

	For the Year Ended June 30,
	2013	2012
Short-term deposits	$104	$250
Restricted term deposits	3,494	3,445
Total	$3,598	$3,695

Restricted deposits represent the amounts of cash pledged to secure loans payable granted by financial institutions and serve as collateral for public utility agreements such as electricity and water and performance bonds related to customs duty payable.  Restricted deposits are classified as non-current assets, as they relate to long-term obligations and will become unrestricted only upon discharge of the obligations. Short-term deposits represent bank deposits, which do not qualify as cash equivalents.

26. RELATED PARTY TRANSACTION

A subsidiary of SHI International Pte. Ltd. owed $515 to a related party and the loan was forgiven by the related party during the quarter ended December 31, 2012. The forgiveness of the loan amounting to $515 was recorded as additional paid in capital during the second quarter of fiscal 2013 and non-controlling interest for their portion of the related forgiveness.

27. SUBSEQUENT EVENT

Subsequent to fiscal year end, the board of directors approved management to dispose of the investment of 10% interest in joint venture with Chong Qing Jun Zhou Zhi Ye Co. Ltd.  The carrying value of the investment in joint venture as at June 30, 2013 was RMB 5,000 or approximately $791 based on the exchange rate as on June 30, 2013 published  by the Monetary Authority of Singapore.

As of September 18, 2013 the Company issued 75,000 options to directors under the Director stock option plan. The fair value of the stock options is estimated using the Black Scholes option pricing model and approximated $140 which vests immediately and will be recorded in the first quarter of FY2014.