Form 10-Q
period 2013-09-30
TRIO TECH INTERNATIONAL
filed 2013-11-14
CIK 732026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

As of November 5, 2013, there were 3,442,980 shares of the issuer’s Common Stock, no par value, outstanding.

TRIO-TECH INTERNATIONAL
INDEX TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION, OTHER INFORMATION AND SIGNATURE

		Page
Part I.	Financial Information

Item 1.	Financial Statements	2
	(a) Condensed Consolidated Balance Sheets as of September 30, 2013 (Unaudited) and June 30, 2013	2
	(b) Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months Ended September 30, 2013 (Unaudited) and September 2012 (Unaudited)	3
	(c) Condensed Consolidated Statements of Shareholders Equity for the Three Months Ended September 30, 2013 (Unaudited) and the Year Ended June 30, 2013	4
	(d) Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2013 (Unaudited) and September 30, 2012 (Unaudited)	5
	(e) Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	31
Item 4.	Controls and Procedures	31

Part II.	Other Information

Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3.	Defaults upon Senior Securities	32
Item 4.	Mine Safety Disclosures	32
Item 5.	Other Information	32
Item 6.	Exhibits	32

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	September 30, 2013	June 30, 2013
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash & cash equivalents	$2,521	$2,793
Short-term deposits	103	104
Trade accounts receivable, less allowance for doubtful
accounts of $137 and $139	8,996	8,728
Other receivables	394	993
Loans receivable from property development projects	1,144	1,139
Inventories, less provision for obsolete inventory
of $899 and $912	1,952	2,463
Prepaid expenses and other current assets	408	358
Asset held for sale	-	-
Total current assets	15,518	16,578
NON-CURRENT ASSETS:
INVESTMENTS	795	791
INVESTMENT PROPERTIES, Net	1,870	1,893
PROPERTY, PLANT AND EQUIPMENT, Net	12,540	12,851
OTHER ASSETS	801	437
RESTRICTED TERM DEPOSITS	3,511	3,494
Total non-current assets	19,517	19,466
TOTAL ASSETS	$35,035	$36,044

LIABILITIES
CURRENT LIABILITIES:
Lines of credit	$2,953	$3,864
Accounts payable	4,208	4,136
Accrued expenses	3,002	3,060
Income taxes payable	469	459
Current portion of bank loans payable	769	770
Current portion of capital leases	92	105
Total current liabilities	11,493	12,394
NON-CURRENT LIABILITIES:
BANK LOANS PAYABLE, net of current portion	2,364	2,613
CAPITAL LEASES, net of current portion	259	228
DEFERRED TAX LIABILITIES	127	191
OTHER NON-CURRENT LIABILITIES	37	12
Total non-current liabilities	2,787	3,044
TOTAL LIABILITIES	$14,280	$15,438
COMMITMENT AND CONTINGENCIES	-	-

EQUITY
TRIO-TECH INTERNATIONAL’S SHAREHOLDERS' EQUITY:
Common stock, no par value, 15,000,000 shares authorized; 3,399,555 shares issued and outstanding as at September 30, 2013, and 3,321,555 as at June 30, 2013	$10,665	$10,531
Paid-in capital	2,870	2,756
Accumulated retained earnings	1,651	1,668
Accumulated other comprehensive gain-translation adjustments	3,602	3,680
Total Trio-Tech International shareholders' equity	18,788	18,635
NON-CONTROLLING INTEREST	1,967	1,971
TOTAL EQUITY	$20,755	$20,606
TOTAL LIABILITIES AND EQUITY	$35,035	$36,044
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
UNAUDITED (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
	Three Months Ended
	Sept. 30,	Sept. 30,
	2013	2012
Revenue
Products	$5,405	$5,636
Testing Services	4,048	3,909
Others	44	30

	9,497	9,575
Cost of Sales
Cost of products sold	4,346	5,026
Cost of testing services rendered	3,025	2,677
Others	35	33

	7,406	7,736

Gross Margin	2,091	1,839

Operating Expenses:
General and administrative	1,834	1,751
Selling	205	128
Research and development	52	73
Loss / (gain) on disposal of property, plant and equipment	13	(3)
Total operating expenses	2,104	1,949

Loss from Operations	(13)	(110)

Other Income / (Expenses)
Interest expenses	(68)	(78)
Other income, net	164	254
Total other income / (expenses)	96	176

Income from Continuing Operations before Income Taxes	83	66

Income Tax Benefits	43	124

Income from continuing operations before non-controlling interest, net of tax	126	190

Other Operating Activities
Equity in earnings of unconsolidated joint venture, net of tax	-	-

Discontinued Operations (Note 19)
Loss from discontinued operations, net of tax	(42)	(231)
NET INCOME / (LOSS)	84	(41)

Less: net income / (loss) attributable to the non-controlling interest	101	(24)
Net Loss Attributable to Trio-Tech International Common Shareholder	$(17)	$(17)

Amounts Attributable to Trio-Tech International Common Shareholders:
Income from continuing operations, net of tax	6	93
Loss from discontinued operations, net of tax	(23)	(110)
Net Loss Attributable to Trio-Tech International Common Shareholders	$(17)	$(17)

Comprehensive Income / (Loss) Attributable to Trio-Tech International Common Shareholders:

Net income / (loss)	84	(41)
Foreign currency translation, net of tax	(183)	555
Comprehensive (Loss) / Income	(99)	514
Less: Comprehensive (loss) / income attributable to the non-controlling interest	(4)	98
Comprehensive (Loss) / Income Attributable to Trio-Tech International Common Shareholders	(95)	$416

Basic and Diluted Loss / Income per Share:
Basic and diluted loss / income per share from continuing operations attributable to Trio-Tech International	$-	$0.03
Basic and diluted loss per share from discontinued operations attributable to Trio-Tech International	$(0.01)	$(0.04)
Basic and Diluted Loss per Share from Net Loss
Attributable to Trio-Tech International	$(0.01)	$(0.01)

Weighted average number of common shares outstanding
Basic	3,399	3,322
Dilutive effect of stock options	-	-
Number of shares used to compute earnings per share diluted	3,399	3,322

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(IN THOUSANDS)

	Common Stock			Additional Paid-in	Accumulated Retained	Accumulated Other Comprehensive	Non- Controlling
	Shares	Amount		Capital	Earnings	Income	Interest	Total
		$		$	$	$	$	$
Balance at June 30, 2012	3,322		10,531	2,431	2,687	3,187	1,720		20,556
Stock option expenses	-		-	42	-	-	-		42
Net loss	-		-	-	(1,019)		(83)		(1,102)
Translation adjustment	-		-	-	-	493	141		634
Dividend declared by subsidiary	-		-	-	-	-	(39)		(39)
Contributions to capital by related party – loan forgiveness	-		-	283	-	-	232		515
Balance at June 30, 2013	3,322		10,531	2,756	1,668	3,680	1,971		20,606

Stock option expenses	-		-	114	-	-	-		114
Net (loss) / income	-		-	-	(17)	-	101		84
Translation adjustment	-		-	-	-	(78)	(105)		(183)
Increase in Share Capital	77		134	-	-	-	-		134
Contributions to capital by related party – loan forgiveness	-		-	-	-	-	-		-
Balance at Sept. 30, 2013	3,399		10,665	2,870	1,651	3,602	1,967		20,755

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (IN THOUSANDS)
	Three Months Ended
	Sept. 30,	Sept. 30,
	2013	2012
	(Unaudited)	(Unaudited)
Cash Flow from Operating Activities
Net income / (loss)	$84	$(41)
Adjustments to reconcile net loss to net cash flow provided by operating activities
Depreciation and amortization	602	625
Stock compensation	114	11
Inventory provision	(17)	-
Bad debt reversal	(3)	(11)
Accrued interest expense	3	49
Loss / (Gain) on sale of property	13	(3)
Warranty expense, net	4	3
Deferred tax provision	(64)	(150)
Changes in operating assets and liabilities, net of acquisition effects
Accounts receivables	(266)	414
Other receivables	599	264
Other assets	(364)	(39)
Inventories	524	573
Prepaid expenses and other current assets	(52)	(63)
Accounts payable and accrued liabilities	25	(1,513)
Income tax payable	(12)	13
Other non-current liabilities	23	(267)
Net cash provided by / (used in) operating activities	1,213	(135)

Cash Flow from Investing Activities
Proceeds from maturing of unrestricted and restricted term deposits, net	-	56
Additions to property, plant and equipment	(484)	(673)
Proceeds from disposal of plant, property and equipment	28	3
Net cash used in investing activities	(456)	(614)

Cash Flow from Financing Activities
(Repayment) / Borrowing on lines of credit	(869)	1,387
Repayment of bank loans and capital leases	(285)	(24)
Proceeds from long-term bank loans	66	-
Proceeds from exercising stock options	134	-
Net cash (used in) / provided by financing activities	(954)	1,363

Effect of Changes in Exchange Rate	(75)	(98)

NET (DECREASE) / INCREASE IN CASH	(272)	516
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,793	1,572
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,521	$2,088

Supplementary Information of Cash Flows
Cash paid during the period for:
Interest	$68	$75
Income taxes	$19	$35

Non-Cash Transactions
Capital lease of property, plant and equipment	$66	$-

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT EARNINGS PER SHARE AND NUMBER OF SHARES)

1. ORGANIZATION AND BASIS OF PRESENTATION

Trio-Tech International (“the Company” or “TTI” hereafter) was incorporated in fiscal 1958 under the laws of the State of California.  TTI provides third-party semiconductor testing and burn-in services primarily through its laboratories in Southeast Asia. In addition, TTI operates testing facilities in the United States.  The Company also designs, develops, manufactures and markets a broad range of equipment and systems used in the manufacturing and testing of semiconductor devices and electronic components. In the first quarter of fiscal 2014, TTI conducted business in four business segments: Manufacturing, Testing Services, Distribution and Real Estate. In fiscal 2013 TTI conducted business in the foregoing four segments and the fifth segment,  Fabrication Services segment was discontinued during the fourth quarter of fiscal 2013. TTI has subsidiaries in the U.S., Singapore, Malaysia, Thailand, China and Indonesia as follows:

	Ownership	Location

Express Test Corporation (Dormant)	100%	Van Nuys, California
Trio-Tech Reliability Services (Dormant)	100%	Van Nuys, California
KTS Incorporated, dba Universal Systems (Dormant)	100%	Van Nuys, California
European Electronic Test Centre (Dormant)	100%	Dublin, Ireland
Trio-Tech International Pte. Ltd.	100%	Singapore
Universal (Far East) Pte. Ltd. *	100%	Singapore
Trio-Tech International (Thailand) Co. Ltd. *	100%	Bangkok, Thailand
Trio-Tech (Bangkok) Co. Ltd. (49% owned by Trio-Tech International Pte. Ltd. and 51% owned by Trio-Tech International (Thailand) Co. Ltd.)	100%	Bangkok, Thailand
Trio-Tech (Malaysia) Sdn. Bhd. (55% owned by Trio-Tech International Pte. Ltd.)	55%	Penang and Selangor, Malaysia
Trio-Tech (Kuala Lumpur) Sdn. Bhd. (100% owned by Trio-Tech Malaysia Sdn. Bhd.)	55%	Selangor, Malaysia
Prestal Enterprise Sdn. Bhd. (76% owned by Trio-Tech International Pte. Ltd.)	76%	Selangor, Malaysia
Trio-Tech (Suzhou) Co. Ltd. *	100%	Suzhou, China
Trio-Tech (Shanghai) Co. Ltd. * (Dormant)	100%	Shanghai, China
Trio-Tech (Chongqing) Co. Ltd. *	100%	Chongqing, China
SHI International Pte. Ltd. (Dormant) (55% owned by Trio-Tech International Pte. Ltd)	55%	Singapore
PT SHI Indonesia (Dormant) (100% owned by SHI International Pte. Ltd.)	55%	Batam, Indonesia
Trio-Tech (Tianjin) Co. Ltd. *	100%	Tianjin, China

 * 100% owned by Trio-Tech International Pte. Ltd.

The accompanying un-audited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  All significant inter-company accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements are presented in U.S. dollars.  The accompanying condensed consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.  Operating results for the three months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2014.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the fiscal year ended June 30, 2013.

2.   NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) has issued Accounting Standards Update (“ASU”) No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists (a consensus of the FASB Emerging Issues Task Force).U.S. generally accepted accounting principles (“U.S. GAAP”) do not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward exists. The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward, except as follows. To the extent a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.

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

The amendments apply to all public companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting period beginning after December 15, 2012, for public companies early adoption is permitted. The adoption of this update did not have a significant effect on the Company’s consolidated financial position or results of operations.

Other new pronouncements issued but not yet effective until after September 30, 2013 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

 3.  INVENTORIES

Inventories consisted of the following:
	Sept. 30, 2013 (Unaudited)	June 30, 2013

Raw materials	$1,057	$1,072
Work in progress	1,392	1,930
Finished goods	391	356
Less: provision for obsolete inventory	(899)	(912)
Currency translation effect	11	17
	$1,952	$2,463

The following table represents the changes in provision for obsolete inventory:
	Sept. 30,
	2013	June 30,
	(Unaudited)	2013

Beginning	$912	$884
Additions charged to expenses	-	38
Usage - disposition	(17)	(14)
Currency translation effect	4	4
Ending	$899	$912

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

Assumptions

The fair value for the options granted were estimated using the Black-Scholes option pricing model with the following weighted average assumptions, assuming no expected dividends:

	Year Ended June 30,	Three Months Ended September 30,
	2013	2013

Expected volatility	92.53%	70.01%
Risk-free interest rate	0.26%	0.39% to 0.78%
Expected life (years)	2.50	2 to 3

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

During the three months ended September 30, 2013, stock options covering a total of 15,000 shares of the Company’s Common Stock were granted to certain employees pursuant to the 2007 Employee Plan, with an exercise price equal to the fair value of the Company’s Common Stock (as defined under the 2007 Employee Plan in conformity with Regulation 409A of the Internal Revenue Code of 1986, as amended) on September 17, 2013, the date of grant. These options vested as of the grant date. The fair value as of September 30, 2013 of the options to purchase 15,000 shares of the Company’s Common Stock was approximately $22 based on the fair value of $1.52 per share determined by using the Black Scholes option pricing model.

The Company did not grant any options pursuant to the 2007 Employee Plan during the three months ended September 30, 2012. The Company recognized stock-based compensation expenses of $11 in the three months ended September 30, 2012 under the 2007 Employee Plan. The balance of unamortized stock-based compensation of $27 based on fair value on the grant date related to options granted under the 2007 Employee Plan is to be recognized over a period of two years. There were 73,000 shares acquired upon the exercise of options during the three month period ended September 30, 2013.

As of September 30, 2013, there were vested employee stock options covering a total of 147,625 shares of Common Stock. The weighted-average exercise price was $2.95 and the weighted average contractual term was 1.49 years. The total fair value of vested and outstanding employee stock options as of September 30, 2013 was $311.

As of September 30, 2012, there were vested employee stock options covering a total of 267,750 shares of Common Stock. The weighted-average exercise price was $3.77 and the weighted average remaining contractual term was 1.86 years. The total fair value of vested employee stock options as of September 30, 2012 was $645.

A summary of option activities under the 2007 Employee Plan during the three month period ended September 30, 2013 is presented as follows:
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 1, 2013	263,500	$3.06	1.57	$122
Granted	15,000	3.62	4.96	-
Exercised	(73,000)	1.72	-	(111)
Forfeited or expired	(37,500)	(4.81)	-	-
Outstanding at September 30, 2013	168,000	$3.28	1.57	$63
Exercisable at September 30, 2013	147,625	$2.95	1.49	$63

The fair value of the 73,000 shares of common stock acquired upon exercise of options was $111. Cash received from the options exercised during the three months ended September 30, 2013 was approximately $126.

A summary of the status of the Company’s non-vested employee stock options during the three months ended September 30, 2013 is presented below:
		Weighted Average Grant-Date
	Options	Fair Value
Non-vested at July 1, 2013	20,375	$3.26
Granted	15,000	3.62
Vested	(15,000)	3.62
Forfeited	-	-
Non-vested at September, 2013	20,375	$4.35

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

During the three months ended September 30, 2013, the Company granted options to purchase 60,000 shares of its Common Stock to our directors pursuant to the 2007 Directors Plan with an exercise price equal to the fair market value of our Common Stock (as defined under the 2007 Directors Plan in conformity with Regulation 409A or the Internal Revenue Code of 1986, as amended) at the date of grant. The fair value of the options granted to purchase 60,000 shares of the Company's Common Stock was approximately $92 based on the fair value of $1.52 per share determined by the Black Scholes option pricing model. There were no options exercised during the three month period ended September 30, 2013. The Company recognized stock-based compensation expenses of $92 in the three month period ended September 30, 2013 under the 2007 Directors Plan.

During the first quarter of fiscal 2012, the Company did not grant any options pursuant to the 2007 Director Plan. There were no stock options exercised during the three month period ended September 30, 2012. The Company did not recognize any stock-based compensation expenses during the three months ended September 30, 2012.

As of September 2013, there were vested director stock options covering a total of 340,000 shares of Common Stock. The weighted-average exercise price was $3.32 and the weighted average remaining contractual term was 2.62 years. The total fair value of vested and outstanding directors' stock options as of September 30, 2013 was $715. All of our director stock options vest immediately at the date of grant. There were no unvested director stock options as of September 30, 2013.

As of September 2012, there were vested director stock options covering a total of 385,000 shares of Common Stock. The weighted-average exercise price was $4.52 and the weighted average remaining contractual term was 2.20 years. The total fair value of vested and outstanding directors' stock options as of September 30, 2012 was $1,031. All of our director stock options vest immediately at the date of grant. There were no unvested director stock options as of September 30, 2012.

A summary of option activities under the 2007 Directors Plan during the three months ended September 30, 2013 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2013	340,000	$3.53	1.96	$80
Granted	60,000	3.62	4.96	-
Exercised	-	-	-	-
Forfeited or expired	(60,000)	(4.81)	-	-
Outstanding at September 30, 2013	340,000	$3.32	2.62	$116
Exercisable at September 30, 2013	340,000	$3.32	2.62	$116

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

Stock options to purchase 508,000 shares of Common Stock at exercise prices ranging from $1.72 to $9.57 per share were outstanding as of September 30, 2013 and were excluded in the computation of diluted EPS because their effect would have been anti-dilutive.

Stock options to purchase 695,000 shares of Common Stock at exercise prices ranging from $1.72 to $9.57 per share were outstanding as of September 30, 2012. All the outstanding options were excluded in the computation of diluted EPS for the nine months ended September 30, 2012 because they were anti-dilutive.

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted EPS for the years presented herein:
	Three Months Ended
	Sept. 30,	Sept. 30,
	2013	2012
	(Unaudited)	(Unaudited)
Income attributable to Trio-Tech International common shareholders from continuing operations, net of tax	$6	$93
Loss attributable to Trio-Tech International common shareholders from discontinued operations, net of tax	(23)	(110)
Net loss attributable to Trio-Tech International common shareholders	$(17)	$(17)

Basic and diluted (loss) / income per share from continuing operations attributable to Trio-Tech International	-	0.03

Basic and diluted loss per share from discontinued operations attributable to Trio-Tech International	(0.01)	(0.04)
Basic and diluted loss per share from net loss attributable to Trio-Tech International	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic	3,399	3,322
Dilutive effect of stock options	--	--
Number of shares used to compute earnings per share – diluted	3,399	3,322

6.   ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable consists of customer obligations due under normal trade terms. Although management generally does not require collateral, letters of credit may be required from the customers in certain circumstances. Management periodically performs credit evaluations of the customers’ financial conditions.

Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. Management includes any accounts receivable balances that are determined to be uncollectible in the allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  Based on the information available to us, management believed the allowance for doubtful accounts as of September 30, 2013 and June 30, 2013 was adequate.

The following table represents the changes in the allowance for doubtful accounts:
	Sept. 30, 2013 (Unaudited)	June 30, 2013
Beginning	$139	$122
Additions charged to expenses	-	196
Recovered	(3)	(131)
Currency translation effect	1	(48)
Ending	$137	$139

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
	Sept. 30, 2013 (Unaudited)	June 30, 2013
Beginning	$61	$60
Additions charged to cost and expenses	7	1
Recovered	(3)	-
Actual usage	-	-
Currency translation effect	1	-
EndingE Ending	$66	$61

8.  INCOME TAX

The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of ASC Topic 740 Income Tax. The Company had an income tax benefit of $43 for the three months ended September 30, 2013 as compared to the income tax benefit of $124 for the same period in the last fiscal year.

The Company accrues penalties and interest related to unrecognized tax benefits when necessary as a component of penalties and interest expenses, respectively.  The Company had not accrued any penalties or interest expenses relating to unrecognized benefits at June 30, 2013 and September 30, 2013.

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

9.   INVESTMENT PROPERTIES

The following table presents the Company’s investment in properties in China and Malaysia as of September 30, 2013. The exchange rate is based on the exchange rate as of September 30, 2013 published by the Monetary Authority of Singapore.

		Investment Amount	Investment Amount
	Investment Date	(RMB)	(U.S. Dollars)
Purchase of rental property – Property I - MaoYe	01/04/2008	5,554	907
Purchase of rental property – Property II - JiangHuai	01/06/2010	3,600	588
Purchase of rental property – Property III - Fu Li	01/06/2010	4,025	658
Gross investment in rental property		13,179	2,153
Accumulated depreciation on rental property		(2,464)	(402)
Net investment in property – China		10,715	1,751

		Investment Amount	Investment Amount
	Investment Date	(RM)	(U.S. Dollars)
Purchase of rental property – Penang Property I	31/12/2012	681	209
Gross investment in rental property		681	209
Accumulated depreciation on rental property		(292)	(90)
Net investment in property – Malaysia		389	119

The following table presents the Company’s investment in properties in China and Malaysia as of June 30, 2013. The exchange rate is based on the exchange rate as of June 30, 2013 published by the Monetary Authority of Singapore.

		Investment Amount	Investment Amount
	Investment Date	(RMB)	(U.S. Dollars)
Purchase of rental property – Property I - MaoYe	01/04/2008	5,554	904
Purchase of rental property – Property II - JiangHuai	01/06/2010	3,600	586
Purchase of rental property – Property III - Fu Li	01/06/2010	4,025	655
Gross investment in rental property		13,179	2,145
Accumulated depreciation on rental property		(2,302)	(375)
Net investment in property – China		10,877	1,770

		Investment Amount	Investment Amount
	Investment Date	(RM)	(U.S. Dollars)
Purchase of rental property – Penang Property I	31/12/2012	681	214
Gross investment in rental property		681	214
Accumulated depreciation on rental property		(294)	(91)
Net investment in property – Malaysia		387	123

Rental Property I – Mao Ye

In fiscal 2008, Trio-Tech (Chongqing) Co. Ltd. (“TTCQ”) purchased an office in Chongqing, China from MaoYe Property Ltd. (“MaoYe”), for a total cash purchase price of RMB 5,554, or approximately $907 based on the exchange rate as of September 30, 2013 published by the Monetary Authority of Singapore. TTCQ rented this property to a third party on July 13, 2008. The term of the rental agreement was five years. The rental agreement was renewed on July 16, 2013 for a further period of five years. The rental agreement provides for a rent increase of 8% every year after July 15, 2015. The renewed agreement expires on July 15, 2018.

Property purchased from MaoYe generated a rental income of $28, for the three months ended September 30, 2013, and $21 for the same period in the last fiscal year.

Rental Property II - JiangHuai

In fiscal 2010, TTCQ purchased eight units of commercial property in Chongqing, China from Chongqing JiangHuai Real Estate Development Co., Ltd (“JiangHuai”) for a total purchase price of RMB 3,600, or approximately $588 based on the exchange rate as of September 30, 2013 published by the Monetary Authority of Singapore. TTCQ rented all of these commercial units to a third party until the agreement expired in January 2012. TTCQ then rented three of the eight commercial units to another party during the fourth quarter of fiscal 2013 under a rental agreement that expires on March 31, 2014. TTCQ is actively looking for suitable tenants for the remaining five commercial units.

Property purchased from JiangHuai generated a rental income of $4 for the three months ended September 30, 2013, and did not generate rental income for the same period in the last fiscal year, since the earlier lease agreement expired in January 2012.

Other Properties III – Fu Li

In fiscal 2010, TTCQ entered into a Memorandum Agreement with Chongqing Fu Li Real Estate Development Co. Ltd. (“FuLi”) to purchase two commercial properties totaling 311.99 square meters (“office space”) located in Jiang Bei District Chongqing. The total purchase price committed and paid was RMB 4,025, or approximately $658 based on the exchange rate as of September 30, 2013 published by the Monetary Authority of Singapore.  The development was completed and the property was handed over during April 2012 and the title deed was received during the third quarter of fiscal 2013.  One of the two rental agreements expires in April 2014 and the other in August 2014.

Property purchased from Fu Li was rented to a third party effective fourth quarter of fiscal 2012 and generated a rental income of $12 for the three months ended September 30, 2013, and $9 for the same period in the last fiscal year.

Penang Property I

In the fourth quarter of fiscal 2013, Trio-Tech Malaysia Sdn. Bhd. (“TTM”) determined to sell the factory building in Penang. However as the government authorities did not approve the transaction, the sale did not take place. Because the market value was increasing during the second quarter of fiscal 2013, TTM decided to hold the factory building in Penang as an investment rental property.  Hence TTM reclassified the factory building as investment property at the end of the second quarter of fiscal 2013, which had a net book value of $119. In the first quarter of fiscal 2014 the depreciation expenses were $1. There were no such depreciation expenses for the same period in the last fiscal year, since the asset was classified as “Assets held for sale”.

Summary

Total rental income for all investment properties in China was $44 for the three months ended September 30, 2013, and was $30 for the same period in the last fiscal year.

Depreciation expenses for all investment properties in China were $27 for the three months ended September 30, 2013, and were $26 for the same period in the last fiscal year.

10.   LOANS RECEIVABLE FROM PROPERTY DEVELOPMENT PROJECTS

The following table presents TTCQ’s loan receivable from property development projects in China as of September 30, 2013. The exchange rate is based on the date published by the Monetary Authority of Singapore as on September 30, 2013.

	Loan Expiry	Loan Amount	Loan Amount
	Date	(RMB)	(U.S. Dollars)

Investment in JiaSheng (Project B-48 Phase 2)	31-Oct-2013	5,000	817
Investment in JiangHuai (Project – Yu Jin Jiang An)	31-May-2013	2,000	327
Net loan receivable from property development projects		7,000	1,144

The following table presents TTCQ’s loan receivable from property development projects in China as of June 30, 2013. The exchange rate is based on the date published by the Monetary Authority of Singapore as on June 30, 2013.

	Loan Expiry	Loan Amount	Loan Amount
	Date	(RMB)	(U.S. Dollars)

Investment in JiaSheng (Project B-48 Phase 2)	31-Oct-2013	5,000	814
Investment in JiangHuai (Project – Yu Jin Jiang An)	31-May-2013	2,000	325
Net loan receivable from property development projects		7,000	1,139

On November 1, 2010, TTCQ entered into a Memorandum Agreement with JiaSheng Property Development Co. Ltd. (“JiaSheng”) to invest in their property development projects (Project B-48 Phase 2) located in Chongqing City, China. Due to the short-term nature of the investment, the amount was classified as a loan based on ASC Topic 310-10-25 Receivables, amounting to RMB 5,000, or approximately $814 based on the exchange rate as at September 30, 2013 published by the Monetary Authority of Singapore. The agreement guaranteed TTCQ an income of RMB 1,250, or approximately $204, based on the average exchange rate for the three months ended September 30, 2013 payable in four installments. The amount is unsecured and repayable at the end of the term. The agreement expires on October 31, 2013.  TTCQ recorded other income of $51, based on the average exchange rate for the three months ended September 30, 2013 published by the Monetary Authorities of Singapore as compared to $313 for the same period in the last year.

On November 1, 2010, TTCQ entered into another Memorandum Agreement with JiangHuai Property Development Co. Ltd. (“JiangHuai”) to invest in their property development projects (Project - Yu Jin Jiang An) located in Chongqing City, China. Due to the short-term nature of the investment, the amount was classified as a loan based on ASC Topic 310-10-25 Receivables, amounting to RMB 2,000, or approximately $326. The agreement guaranteed TTCQ an income of RMB 400, or approximately $65, payable in 12 installments. The amount is secured by the underlying property and repayable at the end of the term. The loan was renewed, but expired on May 31, 2013. TTCQ is in the process of recovering the outstanding amounts. TTCQ did not generate other income from JiangHuai for the three months ended September 30, 2013, while it recorded other income of $16 for the same period in the last fiscal year.

11.  INVESTMENTS

During the second quarter of fiscal 2011, the Company entered into a joint-venture agreement with JiaSheng to develop real estate projects in China. The Company invested RMB 10,000, or approximately $1,628 based on the exchange rate as of September 30, 2013 published by the Monetary Authority of Singapore, for a 10% interest in the newly formed joint venture, which was incorporated as a limited liability company, Chong Qing Jun Zhou Zhi Ye Co. Ltd. (the “joint venture”), in China. The agreement stipulated that the Company would nominate two of the five members of the Board of Directors of the joint venture and had the ability to assign two members of management to the joint venture.  The agreement also stipulated that the Company would receive a fee of RMB 10,000, or approximately $1,628 based on the exchange rate as of September 30, 2013 published by the Monetary Authority of Singapore, for the services rendered in connection with obtaining priority to bid in certain real estate projects from the local government. Upon signing of the agreement, JiaSheng paid the Company RMB 5,000 in cash, or approximately $814 based on the exchange rate published by the Monetary Authority of Singapore as of September 30, 2013. The remaining RMB 5,000 would be paid over 72 months commencing in 36 months from the date of the agreement when the joint venture secured a property development project stated inside the joint venture agreement. The Company considered the RMB 5,000, or approximately $814 based on the exchange rate as of September 30, 2013 published by the Monetary Authority of Singapore, received in cash from JiaSheng, the controlling venturer in the joint venture, as a partial return of the Company’s initial investment of RMB 10,000, or approximately $1,628 based on the exchange rate as of September 30, 2013 published by the Monetary Authority of Singapore. Therefore, the RMB 5,000, received in cash was offset against the initial investment of RMB 10,000 resulting in a net investment of RMB 5,000 as of September 30, 2013. The Company further reduced its investments by RMB 137, or approximately $22, towards the losses from operations incurred by the joint-venture, resulting in a net investment of RMB 4,863, or approximately $795, based on exchange rates published by the Monetary Authority of Singapore as of September 30, 2013. The Company considers the collectability of the remaining RMB 5,000 uncertain due to the extended terms of the payment, and therefore has not recorded this amount as receivable as of September 30, 2013.

In the first quarter of fiscal 2012, due to the resignation of two directors representing Trio-Tech on the board of the joint venture, the Company concluded that it could no longer exert significant influence over the joint venture. Therefore, the Company began accounting for this investment using the cost method effective September 29, 2011. An impairment review was made during the quarter ended September 30, 2013 and the carrying value of this investment at September 30, 2013 was $795, which approximates the Company’s pro rata share in the joint venture and underlying value. No impairment was made. The Company has determined that it is not practicable to estimate the fair value.

In accordance with ASC Topic 323 Investments – Other, Cost Method Investments, ‘‘Investments’’ as shown on the Company’s Balance Sheet consists of the cost of an investment in the joint venture, in which the Company has a 10.00% interest. Prior to the first quarter of fiscal 2012, the Company’s 10.00% ownership in this China affiliate was recorded on the equity basis.

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

The table below reflects a reconciliation of the equity attributable to non-controlling interest:

	Sept. 30, 2013 (Unaudited)	June 30, 2013
Non-controlling interest
Beginning balance	$1,971	$1,720
Net loss	101	(83)
Dividend declared by a subsidiary	-	(39)
Contributions to capital by related party – loan forgiveness	-	244
Translation adjustment	(105)	129
Ending balance	$1,967	$1,971

13.   BUSINESS SEGMENTS

In fiscal 2014, the Company operates in four segments; the testing service industry (which performs structural and electronic tests of semiconductor devices), the designing and manufacturing of equipment (which equipment tests the structural integrity of integrated circuits and other products), and distribution of various products from other manufacturers in Singapore and Southeast Asia and the real estate segment in China. In fiscal 2013, the Company was also in the fabrication segment (which performed fabrication services in Indonesia for the oil and gas industry). In the fourth quarter of fiscal 2013, the Company discontinued operations in the fabrication segment.

The real estate segment recorded other income of $49 and $65, for the first quarters of fiscal 2014 and fiscal 2013 respectively, based on the average exchange rate for the respective periods published by the Monetary Authority of Singapore. Due to the short-term nature of the investment, the amount was classified as a loan receivables based on ASC Topic 310-10-25 Receivables, hence the investment income was also classified under other income, which is not part of the below table.

The revenue allocated to individual countries was based on where the customers were located. The allocation of the cost of equipment, the current year investment in new equipment and depreciation expense have been made on the basis of the primary purpose for which the equipment was acquired.

All inter-segment revenue was from the manufacturing segment to the testing and distribution segments. Total inter-segment revenue was $255 for the three months ended September 30, 2013, as compared to $217 for the same period in the last fiscal year.  Corporate assets mainly consisted of cash and prepaid expenses. Corporate expenses mainly consisted of stock option expenses, salaries, insurance, professional expenses and directors' fees. Corporate expenses are allocated to the five segments. The following segment information table includes segment operating (loss) / income after including the corporate expenses allocated to the segments, which gets eliminated in the consolidation.

The following segment information is un-audited for the three months ended September 30, 2013:

Business Segment Information:
	Three Months		Operating		Depr.
	Ended	Net	(Loss)	Total	And	Capital
	Sept. 30,	Revenue	Income	Assets	Amort.	Expenditures
Manufacturing	2013	$4,201	$(127)	$11,869	$39	$130
	2012	5,292	(240)	11,871	46	6

Testing Services	2013	4,048	102	18,149	536	354
	2012	3,909	104	21,165	551	667

Distribution	2013	1,204	192	678	-	-
	2012	344	46	321	1	-

Real Estate	2013	44	(23)	4,134	27	-
	2012	30	(64)	4,055	27	-

Fabrication	2013	-	-	126	-	-
Services *	2012	-	(24)	804	-	-

Corporate &	2013	-	(157)	79	-	-
Unallocated	2012	-	68	54	-	-

Total Company	2013	$9,497	$(13)	$35,035	$602	$484
	2012	$9,575	$(110)	$38,270	$625	673

* Fabrication Services is a discontinued operation (Note 19)

14.  FAIR VALUE OF FINANCIAL INSTRUMENTS APPROXIMATE CARRYING VALUE

In accordance with ASC Topic 825, the Company considers the following:

Term deposits – The carrying amount approximates fair value because of the short maturity of these instruments (Level 1).

Loan receivables from property development projects – The carrying amount approximates fair value because of the short-term nature (Level 3).

Restricted term deposits – The carrying amount approximates fair value because of the short maturity of these instruments (Level 1).

Lines of credit – The carrying value of the lines of credit approximates fair value due to their short-term nature of the obligations (Level 3).

Bank loans payable – The carrying value of the Company’s bank loan payables approximates its fair value as the interest rates associated with long-term debt is adjustable in accordance with market situations when the Company borrowed funds with similar terms and remaining maturities (Level 3).

15.   BANK LOANS PAYABLE

Bank loans payable consisted of the following:
	Sept. 30, 2013 (Unaudited)	June 30, 2013
Note payable denominated in Malaysian ringgit to a commercial bank for infrastructure investment, maturing in August 2024, bearing interest at the bank’s prime rate (4.75% at September 30, 2013) per annum, with monthly payments of principal plus interest through August 2024, collateralized by the acquired building.	2,404	2,498

Note payable denominated in U.S, dollars to a financial institution for working capital plans in Singapore and its subsidiaries, maturing in December 2014, bearing interest at the bank’s prime rate plus 1.50% (4.75% at September 30, 2013) with monthly payments of principal plus interest through December 2014. This note payable is secured by plant and equipment.	729	885

Current portion	(769)	(770)
Long term portion of bank loans payable	$2,364	$2,613

Future minimum payments (excluding interest) as at September 30, 2013 were as follows:

2014	$769
2015	255
2016	159
2017	167
2018	175
Thereafter	1,608
Total obligations and commitments	$3,133

Carrying value of the Company’s bank loan payable approximates its fair value because the interest rates associated with long-term debt are adjustable in accordance with market situations when the Company borrowed funds with similar terms and remaining maturities.

16. LINES OF CREDIT

The Company’s credit rating provides it with readily and adequate access to funds in global markets. As of September 30, 2013, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Expiration	Credit	Unused
Facility	Facility	Rate	Date	Limitation	Credit
Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	With interest rates ranging from 1.77% to 6.04%	--	$8,551	$4,688

Carrying value of the Company’s lines of credit approximates its fair value because the interest rates associated with the lines of credit are adjustable in accordance with market situations when the Company borrowed funds with similar terms and remaining maturities.

17.   COMMITMENTS AND CONTINGENCIES

Trio-Tech (Malaysia) Sdn. Bhd. has expansion plans to meet the growing demands of a major customer in Malaysia, as the existing facility is inadequate to meet the demands of that customer.  The Company has capital commitments for the purchase of equipment and other related infrastructure costs amounting to RM 462, or approximately $142 based on the exchange rate as on September 30, 2013 published by the Monetary Authority of Singapore, in the Malaysia operations.

Trio-Tech (Tianjin) Co. Ltd. in China has capital commitments for the purchase of equipment and other related infrastructure costs amounting to RMB 3,258, or approximately $525, based on the exchange rate as on September 30, 2013 published by the Monetary Authority of Singapore.

18. OTHER INCOME

Other income consisted of the following:
	For the quarter ended September 30,
	2013	2012
Investment income deemed interest income	$49	$65
Interest income	3	-
Other rental income	51	16
Exchange gain	38	175
Usage of inventory previously provided for obsolesence	17	-
Other miscellaneous income	6	(2)
Total	$164	$254

Other income included $49 and $65 from investment income which was deemed to be interest income since the investment was deemed and classified as a loan based on ASC Topic 310-10-25 Receivables, for the first quarters of fiscal 2014 and fiscal 2013, respectively.

19.   DISCONTINUED OPERATION AND CORRESPONDING RESTRUCTURING PLAN

The Company’s Indonesia operation and the Indonesia operation’s immediate holding company, which comprise the fabrication services segment, suffered continued operating losses in the past four fiscal years, and the cash flow was minimal for the past four years.  The Company established a restructuring plan to close the fabrication services operation, and in accordance with ASC Topic 205-20, Presentation of Financial Statement Discontinued Operations (“ASC Topic 250-20”), the Company presented the operation results from fabrication services as a discontinued operation, as the Company believed that no continued cash flow would be generated by the discontinued component and that the Company would have no significant continuing involvement in the operations of the discontinued component. In accordance with the restructuring plan, the Company is negotiating with its suppliers to settle the outstanding balance of accounts payable of $447 and is collecting the accounts receivable of $77. The Company’s fabrication operation in Indonesia is in the process of commencing winding down the operations.

In January 2010, the Company established a restructuring plan to close the Testing operation in Shanghai, China.  Based on the restructuring plan and in accordance with ASC Topic 205-20, the Company presented the operation results from Shanghai as a discontinued operation, as the Company believed that no continued cash flow would be generated by the discontinued component (Shanghai subsidiary) and that the Company would have no significant continuing involvement in the operations of the discontinued component.

The discontinued operations in Shanghai and in Indonesia, incurred general and administrative expenses of $4 for the quarter ended September 30, 2013 and incurred general and administrative expenses and selling expenses of $77 for the same period in the last fiscal year. The Company anticipates that it may incur additional costs and expenses at the time of winding down the business of the subsidiary through which the facilities operated.

Loss from discontinued operations for the quarter ended September 30, 2013 and 2012 was as follows:

	For the Quarter Ended September 30,
	2013	2012
Revenue	$-	$172
Cost of sales	(3)	(247)
Gross loss	(3)	(75)
Operating expenses
General and administrative	(4)	(73)
Selling	-	(4)
Impairment	-	-
Total	$(4)	$(77)
Loss from discontinued operation	(7)	(152)
Other charges	(35)	(79)
Net loss from discontinued operation	$(42)	$(231)
Less: net income / (loss) attributable to the non-controlling interest	(19)	(121)
Loss from discontinued operations, net of tax	(23)	(110)

The Company does not provide a separate cash flow statement for the discontinued operation, as the impact of this discontinued operation was immaterial.

20. RELATED PARTY TRANSACTION

A subsidiary of SHI International Pte. Ltd., in the discontinued fabrication segment, owed $515 to a related party and the loan was forgiven by the related party during the quarter ended December 31, 2012. The forgiveness of the loan amounting to $515 was recorded as additional paid in capital during the second quarter of fiscal 2013 and non-controlling interest for their portion of the related forgiveness.

21.   SUBSEQUENT EVENT

In the second quarter of fiscal 2011, a subsidiary, TTCQ, entered into a joint-venture agreement with JiaSheng to jointly develop a real estate project, in which the Company invested RMB 10,000. The agreement also stipulated that the Company would receive a fee of RMB 10,000. Upon signing of the agreement, JiaSheng paid the Company RMB 5,000 in cash. Therefore, the RMB 5,000, received in cash was offset against the investment of RMB 10,000 resulting in a net investment of RMB 5,000. The Company further reduced its investments by RMB 137, or approximately $22, towards the losses incurred by the joint-venture from its operations, resulting in a net investment of RMB 4,863, or approximately $795, based on exchange rates published by the Monetary Authority of Singapore as of September 30, 2013.

TTCQ was required to be the guarantor for the loan that the joint-venture was proposing to borrow from a financial institution to continue the development of the project. The Company considered the risk involved in providing the guarantee for the borrowings would be greater than the investment made in second quarter of fiscal 2011. Hence, subsequent to September 30, 2013, TTCQ decided to dispose of its entire investment in the joint-venture. TTCQ entered into an agreement on October 2, 2013 to exit the joint venture and dispose of its investment in the joint-venture for a total consideration as follows:

i.	Commercial property or shop units of 668 square meters in Chongqing, which the joint-venture is currently developing and is expecting to be completed by June 2016; and
ii.	RMB 8,000 will be paid in cash in 16 quarterly installments of RMB 500 per quarter, commencing from January 16, 2014.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Overview

The following should be read in conjunction with the condensed consolidated financial statements and notes in Item I above and with the audited consolidated financial statements and notes, the information under the headings “Risk Factors” and “Management’s discussion and analysis of financial condition and results of operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

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

TTI generated approximately 99.5% of its revenue from its three core business segments in the test and measurement industry, i.e. manufacturing of test equipment, testing services and distribution of test equipment during the three months ended September 30, 2013. To reduce our risks associated with sole industry focus and customer concentration, the Company expanded its business into real estate investment and the oil and gas equipment fabrication businesses in 2007 and 2009, respectively. However in the fourth quarter of fiscal 2013, the Company decided to discontinue its oil and gas equipment fabrication business which segment is considered as discontinued operations.

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

Distribution

In addition to our own proprietary products, TTI also provides an extensive range of complementary environmental and reliability test equipment from reputable manufacturers through our distribution operations. Such equipment includes temperature cycling and shock test chambers, reflow ovens, interface systems, vibration systems, mechanical shock testers, drop testers and more. Besides equipment, we also distribute a wide range of components such as connectors, sockets and touch-screen panels.

Real Estate

Beginning in 2007, TTI has invested in real property in Chongqing, China, which has generated investment income from the rental revenue from real estate we purchased in Chongqing, China and investment returns from the deemed loan receivables which are classified as other income. The rental income is generated from the rental properties in MaoYe, JiangHuai and FuLi in Chongqing China. The investment which is deemed a loan receivable, generates investment returns from the two investments amounting to RMB 7 million in JiaSheng and JiangHuai.

Fabrication – Discontinued Operations

We have fabricated equipment and structures used in the oil and gas industry at our subsidiary, PT SHI Indonesia (“PT SHI”), in Indonesia. As more fully described elsewhere in this Form 10-Q, in the second quarter of fiscal 2013 management terminated the lease of the fabrication yard and decided to outsource fabrication projects to service providers who have facilities to undertake such projects. In the fourth quarter of fiscal 2013 management decided to discontinue this operation.

First Quarter Fiscal 2014 Highlights

•	Total revenue decreased by $78, or 0.8%, to 9,497 in the first quarter of fiscal 2014, compared to $9,575 for the same period in fiscal 2013.
•	Manufacturing segment revenue decreased by $1,091, or 20.6%, to $4,201 for the first quarter of fiscal 2014, compared to $5,292 for the same period in fiscal 2013.
•	Testing segment revenue increased by $139, or 3.6%, to $4,048 for the first quarter of fiscal 2014, compared to $3,909 for the same period in fiscal 2013.
•	Distribution segment revenue increased by $860, or 250.0%, to $1,204 for the first quarter of fiscal 2014, compared to $344 for the same period in fiscal 2013.
•	Real estate segment revenue increased by $14, or 46.7%, to $44 for the first quarter of fiscal 2014, compared to $30 for the same period in fiscal 2013.
•	The overall gross profit margins increased by 2.8% to 22.0% for the first quarter of fiscal 2014, from 19.2% for the same period in fiscal 2013.
•	Loss from operations, excluding the discontinued operations, decreased by $97, or 88.2%, to $13 for the first quarter of fiscal 2014, compared to $110 for the same period in fiscal 2013.
•	General and administrative expenses increased by $83, or 4.7%, to $1,834 for the first quarter of fiscal 2014, from $1,751 for the same period in fiscal 2013.
•	Stock option expenses increased by $103, to $114 for the first quarter of fiscal 2014, compared to $11 for the same period in fiscal 2013.
•	Selling expenses increased by $77, or 60.2%, to $205 for the first quarter of fiscal 2014, from $128 for the same period in fiscal 2013.
•	Income from continuing operations before income tax was $6, as compared to an income of $93 for the same period in fiscal 2013.
•	Loss from discontinuing operations before income tax was $23, as compared to a loss of $110 for the same period in fiscal 2013.
•	EPS after the stock option expenses for the first quarter of fiscal 2014 was a loss of $0.01.
•	EPS before the stock option expenses for the first quarter of fiscal 2014 was earnings of $0.02.
•	Total Assets decreased by $1,009, or 2.8%, to $35,035 as of September 30, 2013 compared to 36,044 as of June 30, 2013.
•	Total Liabilities decreased by $1,158, or 7.5%, to $14,280 as of September 30, 2013 compared to $15,438 as of June 30, 2013.

Results of Operations and Business Outlook

The following table sets forth our revenue components for the three months ended September 30, 2013 and 2012, respectively.

Revenue Components	Three Months Ended September 30,
	2013	2012
Revenue:
Manufacturing	44.2%	55.3%
Testing Services	42.6	40.8
Distribution	12.7	3.6
Real Estate	0.5	0.3

Total	100.0%	100.0%

Revenue for the three months ended September 30, 2013 was $9,497, down from $9,575, a decrease of $78 when compared to the revenue for the same period of the prior fiscal year. As a percentage, revenue decreased by 0.8% for the three months ended September 30, 2013 when compared to total revenue for the same period of the prior year.

For the three months ended September 30, 2013, the decrease in revenue was primarily due to a decrease in revenue in the manufacturing segment, which was partially offset by an increase in revenue from the distribution, testing and the real estate segments. In the manufacturing segment, revenue decreased in our U.S. and Singapore operations. Our testing segment revenue increased from the U.S, Malaysia and China operations, which was partially offset by a decrease in the Singapore and Thailand testing operations.

Total revenue into and within China, the Southeast Asia regions and other countries (except revenue into and within the United States) increased by $57, or 0.6%, to $9,218 for the three months ended September 30, 2013, as compared with $9,161 for the same period of last fiscal year.

Total revenue into and within the United States was $279 for the three months ended September 30, 2013, a decrease of $307 from $586 for the same period of the prior year. The decrease in the three months result was mainly due to a decrease in orders in our manufacturing segment from our customers in the U.S. market in the first quarter of fiscal 2014 as compared to the same period in fiscal 2013.

Revenue within the four segments for the three months ended September 30, 2013 is discussed below, excluding the fabrication segment which was considered as discontinued operations in the fourth quarter of fiscal 2013:

Manufacturing Segment

Revenue in the manufacturing segment as a percentage of total revenue was 44.2% for the three months ended September 30, 2013, a decrease of 11.1% of total revenue when compared to 55.3% in the same period of the last fiscal year.  The absolute amount of revenue decreased by $1,091 to $4,201 for the three months ended September 30, 2013, compared to $5,292 for the same period of the last fiscal year.

Revenue in the manufacturing segment for the three months ended September 30, 2013 decreased primarily due to a decrease in capital spending by our major customer for equipment used for their facilities compared to the same period of last fiscal year. The revenue in the manufacturing segment from this major customer accounted for 52.3% and 39.1% of our total revenue in the manufacturing segment for the three months ended September 30, 2013 and 2012, respectively.

The future revenue in our manufacturing segment will be significantly affected by the purchase and capital expenditure plans of this major customer if the customer base cannot be increased.

Testing Services Segment

Revenue in the testing segment as a percentage of total revenue was 42.6% for the three months ended September 30, 2013, an increase of 1.8% of total revenue when compared to 40.8% for the same period of the last fiscal year.  The absolute amount of revenue increased by $139 to $4,048 for the three months ended September 30, 2013, as compared to $3,909 for the same period of the last fiscal year.

Revenue in the testing segment for the three months ended September 30, 2013 increased primarily due to an increase in testing volume in our Malaysia and China operations, but was partially offset by a decrease in testing volume in our Singapore and Thailand operations. The increase in our testing volume in the Malaysia operation was due to the increase in demand for our customers’ products during that period. The decrease in testing volume in our Singapore operations was mainly caused by our major customers reducing their orders due to the decrease in demand for their products.

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

Distribution Segment

Revenue in the distribution segment accounted for 12.7% of total revenue for the three months ended September 30, 2013, an increase of 9.1% when compared to 3.6% for the same period of the last fiscal year.  The absolute amount of revenue increased by $860 to $1,204 for the three months ended September 30, 2013, compared to $344 for the same period of the last fiscal year.

Revenue in the distribution segment for the three months ended September 30, 2013 increased primarily due to an order received from one of our customers for specialized equipment.

Demand for the distribution segment varies depending on the demand for our customers’ products, the changes taking place in the market and our customers’ forecasts.  Hence it is difficult to accurately forecast fluctuations in the market.

Real Estate Segment

The real estate segment accounted for 0.5% of total revenue for the three months ended September 30, 2013, an increase of 0.2%, as compared to 0.3% for the same period of the last fiscal year. The absolute amount of revenue in the real estate segment increased by $14 to $44 for the three months ended September 30, 2013, compared to $30 for the same period of the last fiscal year. The increase in revenue in the real estate segment for the three months ended September 30, 2013 is described below.

The two main revenue components for the real estate segment were investment income and rental income.

No investment income was recorded as “revenue” for the three months ended September 30, 2013 and 2012. Income of $65 for each of the three months ended September 30, 2013 and 2012 from certain of our property development investments was reclassified to loan receivables commencing in the third quarter of fiscal 2011 in accordance with ASC Topic 310-10-25 Receivables. Such income is included in “Other Income.”

Rental income for the three months ended September 30, 2013 was $44, as compared to $30 for the same period of the last fiscal year. The increase of $14 was primarily due to the new lease rental agreement for three units, signed during the fourth quarter of fiscal 2013. These units did not generate such rental income in the same period of the last fiscal year.

“Investment in unconsolidated joint venture” as shown in the balance sheet consists of the cost of an investment in a joint venture, in which we have a 10.00% interest. Prior to the first quarter of fiscal 2012, the investment in this China affiliate was recorded on the equity basis. In the first quarter of fiscal 2012, we concluded that we could no longer exert significant influence on the operating and financial activities of the joint venture. Therefore, effective September 29, 2011, we began accounting for this investment using the cost method. The carrying value of this investment at September 30, 2013 was $795, which approximates our pro rata share of the underlying value of the joint venture. Based on ASC Topic 323 – Investment – Other, Cost Method Investments, after evaluating for impairment, the carrying value of the investment has been considered to be the cost of investment. The Company disposed of its option to purchase 15% of the investment from this joint venture during September 2011 for RMB 500, or approximately $79.

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

Comparison of the First Quarter Ended September 30, 2013 (“Q1 2014”) and September 30, 2012 (“Q1 2013”)

The following table sets forth certain consolidated statements of income data as a percentage of revenue for the first quarters of fiscal 2013 and 2012, respectively:

	Three Months Ended September 30,
	2013	2012
Revenue	100.0%	100.0%
Cost of sales	78.0	80.8
Gross Margin	22.0%	19.2%
Operating expenses
General and administrative	19.3%	18.3%
Selling	2.2	1.3
Research and development	0.5	0.8
Impairment loss	0.0	0.0
Gain on disposal of PP&E	0.1	0.0
Total operating expenses	22.1%	20.4%
Loss from Operations	(0.1)%	(1.2)%

Overall Gross Margin

Overall gross margin as a percentage of revenue increased by 2.8% to 22.0% for the three months ended September 30, 2013, from 19.2% for the same period of the last fiscal year, primarily due to an increase in the gross profit margin in the testing, distribution and fabrication segments. The increase was partially offset by a decrease in gross profit margin in the manufacturing and real estate segments.

Gross profit margin as a percentage of revenue in the manufacturing segment increased by 8.6% to 18.9% for the three months ended September 30, 2013, from 10.3% in the same period of the last fiscal year. The increase of gross profit margin was primarily due to a decrease in cost, which was higher than the decrease in revenue, and a decrease in labor and material cost in our Singapore operation. The decrease in cost was $1,343, which was $252 higher than the decrease in revenue of $1,091 for the same period in last fiscal year. The decrease in labor costs in the first quarter of fiscal 2013 was due to a reduction in employee headcount in the Singapore operations. The decrease in material cost was due to the reduction in the procurement to manage the decrease in revenue. The decrease in revenue in our Singapore operation was primarily due to the decrease in orders from one major customer, as discussed above. In absolute dollar amounts, gross profits in the manufacturing segment increased by $252 to $795 for the three months ended September 30, 2013, from $543 for the same period of the last fiscal year.

Gross profit margin as a percentage of revenue in the testing segment decreased by 6.2% to 25.3% for the three months ended September 30, 2013, from 31.5% in the same period of the last fiscal year.   The decrease was primarily due to a decrease in testing volume in our Singapore operations. Though the volume in our Malaysia and China operations increased, it was in a lower margin product, which resulted in a decrease in revenue. Significant portions of our cost of goods sold are fixed in the testing segment.  The reduction in headcount enabled us to save cost. Thus, as the demand of services and factory utilization decrease, the fixed costs are spread over the decreased output, which decreases the gross profit margin. In absolute dollar amounts, gross profit in the testing segment decreased by $209 to $1,023 for the three months ended September 30, 2013 from $1,232 for the same period of the last fiscal year.

The gross profit margin of the distribution segment is not only affected by the market price of our products, but also our product mix, which changes frequently as a result of changes in market demand. Gross profit margin as a percentage of revenue in the distribution segment increased by 2.4% to 21.9% for the three months ended September 30, 2013, from 19.5% in the same period of the last fiscal year. The increase in gross margin was due to the change in product mix, as this segment increased sales of products that had higher profit margin items sufficient to offset the drop in gross margin due to the change in product mix in the distribution segment as compared to the same period of last fiscal year. In terms of absolute dollar amounts, gross profit in the distribution segment for the three months ended September 30, 2013 was $264, as compared to $67 in the same period of the last fiscal year.

Gross profit margin as a percentage of revenue in the real estate segment was 20.5% for the three months ended September 30, 2013, an increase of 30.5% as compared to negative 10.0% in the same period of the last fiscal year. In absolute dollar amounts, gross profit in the real estate segment for the three months ended September 30, 2013 was $9, an increase of $12 from a negative $3 in the same period of the last fiscal year.  The increase in the gross profit margin as a percentage of revenue was due to a higher increase in revenue than in cost. The increase in cost was due to an increase in the depreciation expenses in the first quarter of fiscal 2014 as compared to the same period of the last fiscal year as the result of an increase in the property invested in the real estate segment.

Operating Expenses

Operating expenses for the first quarter of fiscal 2014 and 2013 were as follows:

	Three Months Ended September 30,
(Unaudited)	2013	2012
General and administrative	$1,834	$1,751
Selling	205	128
Research and development	52	73
Loss / (gain) on disposal of PP&E	13	(3)
Total	$2,104	$1,949

General and administrative expenses increased by $83, or 4.7%, from $1,751 to $1,834 for the three months ended September 30, 2013 compared to the same period of last fiscal year. The increase in general and administrative expenses was mainly attributable to the increase in stock option expenses in Corporate amounting to $114, general and administrative expenses in the testing segment of our Malaysia and Thailand operations, the distribution segment in our Singapore operations, the real estate segment in our China operations and the fabrication services in the Indonesia operations, which was partially offset by the decrease in general and administrative expenses in the testing segments of our Singapore and China operations and the manufacturing segment in our Singapore operations. In the Malaysia testing operation, general and administrative expenses decreased primarily due to the decrease in upkeep of fixed assets and in payroll related expenses and depreciation. In the Indonesia fabrication services operations, the decrease was mainly due to a decrease in payroll related expenses due to a reduction in headcount as a result of the termination of the yard lease. This was offset by an increase in expenses, such as salary and staff related expenses, in the China testing operation, which was caused by the increase in scale of operations.

Selling expenses increased by $77, or 60.2%, for the three months ended September 30, 2013, from $128 to $205 compared to the same period of the last fiscal year. The increase was mainly due to an increase in commission expenses in the manufacturing segment of our Singapore operations as a result of a decrease in commissionable revenue. This increase was partially offset by the decrease in commission expenses in the distribution segment of our Singapore operations and the U.S. operations due to a decrease in the commissionable sales for the quarter ending September 30, 2013 as compared to the same period of the last fiscal year.

Loss from Operations

Loss from operations was $13 for the three months ended September 30, 2013 as compared to a loss from operations of $110 for the three months ended September 30, 2012. The improvement was mainly due to the decrease in cost of sales by $330 and partially offset by the increase in operating expenses by $155 and a decrease in revenue by $78.

Interest Expense

Interest expense for the first quarter of fiscal 2014 and 2013 was as follows:

	Three Months Ended September 30,
(Unaudited)	2013	2012
Interest expenses	$68	$78

Interest expense decreased by $10 to $68 for the three months ended September 30, 2013, primarily due to repayment of the bank loan payables and the capital lease in the Singapore and Malaysia operations. We are trying to keep our debt at a minimum in order to save financing costs.  As of September 30, 2013, the Company had an unused line of credit of $4,688.

Income Tax (Expenses) / Benefit

Income tax benefit for the three months ended September 30, 2013 was $43 as compared to income tax benefit of $124 for the same period in the last fiscal year. The decrease in income tax benefit was mainly due to the deferred tax for the timing difference recorded by the Malaysia operations, which was partially offset by the tax expenses in the China and Singapore operations for the three months ended September 30, 2013 as compared to the same period in the last fiscal year.

Loss from Discontinued Operations

Loss from discontinued operations was $23 and $110 for the three months ended September 30, 2013 and 2012, respectively.

Non-controlling Interest

As of September 30, 2013, we held a 55% interest in Trio-Tech (Malaysia) Sdn. Bhd., Trio-Tech (Kuala Lumpur) Sdn. Bhd., SHI International Pte. Ltd., and PT. SHI Indonesia. We also held a 76% interest in Prestal Enterprise Sdn. Bhd. The share of net income from the subsidiaries by the non-controlling interest for the three months ended September 30, 2013 was $101, a deterioration of $125 compared to the share of net loss of $24 for the same period of the previous fiscal year.  The increase in the net income of the non-controlling interest in the subsidiaries was attributable to the increase in net income generated by the Malaysia testing operations and the decreasing loss suffered in the fabrication segment of SHI International Pte. Ltd. and its subsidiary PT. SHI Indonesia as compared to the same period in the previous fiscal year.

Net Loss

Net loss for each of the three months ended September 30, 2013 and 2012 was $17.

Loss per Share

Basic and diluted loss per share from continuing operations was nil for the three months ended September 30, 2013 as compared to basic and diluted earnings per share of $0.03 for the same period in the last fiscal year. Basic and diluted loss from discontinued operations was $0.01 for the three months ended September 30, 2013, as compared to $0.04 for the same period in the last fiscal year.

Segment Information

The revenue, gross margin and income from each segment for the first quarter of each of fiscal 2014 and fiscal 2013 are presented below. As the revenue and gross margin for each segment have been discussed in the previous section, only the comparison of income from operations is discussed below.

Manufacturing Segment

The revenue, gross margin and loss from operations for the manufacturing segment for the three months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,
(Unaudited)	2013	2012
Revenue	$4,201	$5,292
Gross margin	18.9%	10.3%
Loss from operations	$(127)	$(240)

Loss from operations from the manufacturing segment decreased by $113 to $127 for the three months ended September 30, 2013 from $240 in the same period of the last fiscal year, primarily due to a decrease in cost of sales and a decrease in revenue, resulting in an increase in gross profit by $252, as discussed earlier. Operating expenses for the manufacturing segment were $922 and $783 for the three months ended September 30, 2013 and 2012, respectively. The increase in operating expenses of $139 for the three months ended September 30, 2013 was mainly due to a higher allocation of regional and corporate expenses, and an increase in allowance for doubtful debts in the Singapore operations as compared to the same period of last fiscal year.

Testing Segment

The revenue, gross margin and loss from operations for the testing segment for the three months ended September 30, 2013 and 2012 were as follows:
	Three Months Ended September 30,
(Unaudited)	2013	2012
Revenue	$4,048	$3,909
Gross margin	25.3%	31.5%
Income from operations	$102	$104

Income from operations in the testing segment for the three months ended September 30, 2013 was $102, a decrease of $2 compared to $104 in the same period of the last fiscal year.  The decrease in operating income was attributable to an increase in revenue and a decrease in gross margin, as discussed earlier. Gross profit decreased by $209 and operating expenses decreased by $207.  Operating expenses were $921 and $1,128 for the three months ended September 30, 2013 and 2012, respectively. The decrease in operating expenses was mainly attributable to a decrease in payroll related expenses in the Singapore, Thailand and China operations.

Distribution Segment

The revenue, gross margin and income from operations for the distribution segment for the three months ended September 30, 2013 and 2012 were as follows:
	Three Months Ended September 30,
(Unaudited)	2013	2012
Revenue	$1,204	$344
Gross margin	21.9%	19.5%
Income from operations	$192	$46

Income from operations in the distribution segment increased by $146 to $192 for the three months ended September 30, 2013, from $46 for the same period of last year. The increase in operating income was mainly due to an increase in revenue and an increase in absolute dollar gross profit, as discussed earlier. Gross profit increased by $197, which was partially offset by an increase in operating expenses of $51. Operating expenses were $72 and $21 for the three months ended September 30, 2013 and 2012, respectively. The increase in operating expenses was mainly due to an increase in allocation of corporate charges due to increased revenue, and an increase in selling expenses, which was due to higher commission expenses as a result of increased commissionable sales in the first quarter of fiscal 2014 as compared to the same period in the last fiscal year.

Real Estate Segment

The revenue, gross margin and loss from operations for the real estate segment for the three months ended September 30, 2013 and 2012 were as follows:
	Three Months Ended September 30,
(Unaudited)	2013	2012
Revenue	$44	$30
Gross margin	20.5%	(10.0)%
Loss from operations	$(23)	$(64)

Loss from operations in the real estate segment for the three months ended September 30, 2013 was $23, a decrease of $41 compared to a loss of $64 for the same period of the last fiscal year.  The decrease in operating loss was mainly due to an increase in revenue and an increase in gross profit, as discussed earlier. The gross profit increased by $12, combined with a decrease in operating expenses by $29. The operating expenses were $32 and $61 for the three months ended September 30, 2013 and 2012, respectively. The decrease in operating expenses was mainly due to a decrease in allowance for doubtful receivables, which was partially offset by the increase in travel expenses as compared to the same period in the last fiscal year.

Corporate

The loss from operations for Corporate for the three months ended September 30, 2013 and 2012 was as follows:

	Three Months Ended September 30,
(Unaudited)	2013	2012
Loss from operations	$(157)	$68

Corporate operating losses were $157 for the three months ended September 30, 2013, from an operating income of $68 in the same period of the last fiscal year.  The increase in operating losses was mainly due to stock option expenses for the 75,000 options granted during the first quarter of fiscal 2014, a decrease in Corporate expenses recharged to subsidiaries, and an increase in professional fees and office expenses. The stock option expenses for the first quarter of fiscal 2014 was $114, an increase of $103 as compared to $11 for the same period in the last fiscal year. Corporate expenses are recharged based on revenues generated by the subsidiaries. Corporate expenses recharged to the subsidiaries in the first quarter of fiscal 2014 amounted to $253, a decrease of $41 as compared to $294 for the same period in the last fiscal year.

Financial Condition

During the three months ended September 30, 2013 total assets decreased by $1,009, from $36,044 at June 30, 2013 to $35,035 at September 30, 2013. The decrease in total assets was primarily due to a decrease in cash and cash equivalents, short-term deposits, other receivables, inventories, property, plant and equipment and investment in properties, but was partially offset by an increase in trade accounts receivables, prepaid expenses, investment, other assets and restricted term deposits.

Cash and cash equivalents were $2,521 as at September 30, 2013, reflecting a decrease of $272 from $2,793 as at June 30, 2013, primarily due to collections from customers.

At September 30, 2013, the trade accounts receivable balance increased by $268 to $8,996, from $8,728 as at June 30, 2013, primarily due to an increase in the revenue in the Singapore distribution operations, Malaysia, Tianjin, Suzhou’s testing operations in China, and in the real estate operations in Chongqing, China for the first three months of fiscal 2014 as compared to the revenue of the same period last year. The rate of turnover of accounts receivables was 84 days at the end of the first quarter of fiscal 2013 compared with 115 days at the end of the last fiscal year. The slower turnover in accounts receivable was primarily due to an increase in receivables higher than the increase in revenue in the first three months period in fiscal 2014 as compared to the same period in the last fiscal year.

At September 30, 2013 other receivables were $394, reflecting a decrease of $599 from $993 as at June 30, 2013. The decrease was primarily due to the decrease in advance payment to suppliers in our Singapore and Tianjin operations and the decrease in goods and services taxes claimable as the sales during the three months ended September 30, 2013 were higher than the purchases during the same period.

Inventory at September 30, 2013 was $1,952, a decrease of $511, or 20.7%, compared to $2,463 as at June 30, 2013. The decrease in inventory was mainly due to a decrease in the raw material and work in progress as a result of decreased procurement in the first quarter by the Singapore operation as compared to the fourth quarter of fiscal 2013. The turnover of inventory was 38 days at the end of the first quarter of fiscal 2014 compared to 82 days at the end of the fourth quarter of fiscal year 2013.  The faster turnover of inventory was due to an increase in usage of the inventory by the Singapore operation in the first three months period in fiscal 2014 as compared to the same period in the last fiscal year.

Prepaid expenses were $408 as at September 30, 2013 compared to $358 as at June 30, 2013. The increase of $50 was primarily due to prepayment for insurance by the Singapore operations.

Investment properties in China and Malaysia at September 30, 2013 were $1,870, a decrease of $23 from $1,893 as at June 30, 2013.  The decrease was primarily due to depreciation charged and by the foreign exchange fluctuations for the three months ended September 30, 2013.

Property, plant and equipment decreased by $311 from $12,851 as at June 30, 2013 to $12,540 as at September 30, 2013, mainly due to depreciation charges of $602, which were higher than the capital expenditures of $484 incurred mainly in the Tianjin Suzhou operations, in the China, Malaysia and Singapore operations, and the foreign currency exchange difference between the functional currency dollars and U.S. dollars for the three months ended September 30, 2013.

Other assets as at September 30, 2013 increased by $364 to $801, compared to $437 as at June 30, 2013.  The increase in other assets was primarily due to down payment for fixed assets by the Tianjin operations during the three months ended September 30, 2013.

Restricted cash as at September 30, 2013 increased by $17 to $3,511, compared to $3,494 as at June 30, 2013.  This was due to the foreign currency exchange difference between functional currency and U.S. dollars from June 30, 2013 to September 30, 2013 and further increased by the interest income from the restricted deposits.

Lines of credit as at September 30, 2013 decreased by $911 to $2,953, compared to $3,864 as at June 30, 2013. This was mainly due to the payment made by the Singapore operations to settle the credit facility.

Accounts payable as at September 30, 2013 increased by $72 to $4,208 from $4,136, mainly due to slower payment to suppliers made by the Singapore, Malaysia and China operations.

Liquidity Comparison

Net cash provided by operating activities increased by $1,348 to an inflow of $1,213 for the three months ended September 30, 2013 from an outflow of $135 in the same period of the last fiscal year. The increase in net cash inflow was primarily due to changes in operating assets and liabilities by $1,095 and a decrease in operating loss by $125, as previously discussed.

Net cash used in investing activities decreased by $158 to an outflow of $456 for the three months ended September 30, 2013 from an outflow of $614 for the same period of the last fiscal year.  The decrease in investing activities was primarily due to a decrease in capital spending by $189, which was partially offset by proceeds from the disposal of property, plant and equipment in our Singapore operation during the three months ended September 30, 2013.

Net cash used in financing activities for the three months ended September 30, 2013 was $954, representing a decrease of $2,317 compared to net cash inflow of $1,363 during the three months ended September 30 2012. The increase in outflow was mainly due to repayment of a line of credit and repayment of a bank loan and capital lease in our Singapore and Malaysia operations as compared to the inflow of cash in financing activities from exercising the stock options and the new bank loan during the same period of last fiscal year.

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

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2013, the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective at a reasonable level.

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
101.CAL*    XBRL Taxonomy Extension Calculation Linkbase
101.DEF*    XBRL Taxonomy Extension Definition Linkbase
101.LAB*    XBRL Taxonomy Extension Label Linkbase
101.PRE*    XBRL Taxonomy Extension Presentation Linkbase

* Pursuant to Rule 406T of Regulation S-T, the XBRL (Extensible Business Reporting Language) information included in Exhibit 101 hereto is deemed furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIO-TECH INTERNATIONAL
By:	/s/ Victor H.M. Ting VICTOR H.M. TING Vice President and Chief Financial Officer (Principal Financial Officer) Dated: Nov 14, 2013