Form 10-Q
period 2013-12-31
TRIO TECH INTERNATIONAL
filed 2014-02-14
CIK 732026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2013

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

As of February 04, 2014, there were 3,508,055 shares of the issuer’s Common Stock, no par value, outstanding.

TRIO-TECH INTERNATIONAL
INDEX TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION, OTHER INFORMATION AND SIGNATURE

		Page
Part I.	Financial Information

Item 1.	Financial Statements
	(a) Condensed Consolidated Balance Sheets as of December 31, 2013 (Unaudited) and June 30, 2013	4
	(b) Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months and Six Months Ended December 31, 2013 (Unaudited) and December 31, 2012 (Unaudited)	5
	(c) Condensed Consolidated Statements of Shareholders Equity for the Six Months Ended December 31, 2013 (Unaudited) and the year ended June 30, 2013	6
	(d) Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2013 (Unaudited) and December 31, 2012 (Unaudited)	7
	(e) Notes to Condensed Consolidated Financial Statements (Unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	38
Item 4.	Controls and Procedures	38

Part II.	Other Information

Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3.	Defaults upon Senior Securities	39
Item 4.	Mine Safety Disclosures	39
Item 5.	Other Information	39
Item 6.	Exhibits	39

Signatures		40

Index

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

Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	December 31, 2013	June 30, 2013
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash & cash equivalents	$2,574	$2,793
Short-term deposits	100	104
Trade accounts receivable, less allowance for doubtful
accounts of $148 and $139	9,223	8,728
Other receivables	326	993
Loans receivable from property development projects, less allowance for doubtful accounts of $330 and nil	826	1,139
Inventories, less provision for obsolete inventory
of $865 and $912	1,314	2,463
Prepaid expenses and other current assets	445	358
Asset held for sale	-	-
Total current assets	14,808	16,578

INVESTMENTS	--	791
INVESTMENT PROPERTIES, Net	1,861	1,893
PROPERTY, PLANT AND EQUIPMENT, Net	13,184	12,851
OTHER ASSETS	1,353	437
RESTRICTED TERM DEPOSITS	3,490	3,494
TOTAL ASSETS	$34,696	$36,044

LIABILITIES
CURRENT LIABILITIES:
Lines of credit	$3,336	$3,864
Accounts payable	4,342	4,136
Accrued expenses	2,539	3,060
Income taxes payable	468	459
Current portion of bank loans payable	717	770
Current portion of capital leases	84	105
Total current liabilities	11,486	12,394

BANK LOANS PAYABLE, net of current portion	2,207	2,613
CAPITAL LEASES, net of current portion	236	228
DEFERRED TAX LIABILITIES	165	191
OTHER NON-CURRENT LIABILITIES	38	12
TOTAL LIABILITIES	$14,132	$15,438

COMMITMENT AND CONTINGENCIES	-	-

EQUITY
TRIO-TECH INTERNATIONAL’S SHAREHOLDERS' EQUITY:
Common stock, no par value, 15,000,000 shares authorized; 3,508,055 and 3,321,555 shares issued and outstanding as at December 31, 2013 and June 30, 2013, respectively	$10,873	$10,531
Paid-in capital	2,956	2,756
Accumulated retained earnings	1,286	1,668
Accumulated other comprehensive gain-translation adjustments	3,639	3,680
Total Trio-Tech International shareholders' equity	18,754	18,635
NON-CONTROLLING INTEREST	1,810	1,971
TOTAL EQUITY	$20,564	$20,606
TOTAL LIABILITIES AND EQUITY	$34,696	$36,044

See notes to condensed consolidated financial statements.

Index

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
UNAUDITED (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

	Six Months Ended		Three Months Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2013	2012	2013	2012
Revenue
Products	$10,101	$9,055	$4,696	$3,419
Testing Services	8,645	7,678	4,597	3,769
Others	90	63	46	33

	18,836	16,796	9,339	7,221
Cost of Sales
Cost of products sold	8,410	7,825	4,064	2,799
Cost of testing services rendered	6,278	5,519	3,253	2,842
Others	70	65	35	32

	14,758	13,409	7,352	5,673

Gross Margin	4,078	3,387	1,987	1,548

Operating Expenses:
General and administrative	3,672	3,416	1,838	1,664
Selling	413	253	208	126
Research and development	101	145	49	72
(Gain) / loss on disposal of property, plant and equipment	11	(3)	(2)	-
Total operating expenses	4,197	3,811	2,093	1,862

Loss from Operations	(119)	(424)	(106)	(314)

Other Income / (Expenses)
Interest expenses	(134)	(154)	(66)	(76)
Other (expenses) / income, net	(41)	310	(205)	56
Total other income / (expenses)	(175)	156	(271)	(20)

Loss from Continuing Operations before Income Taxes	(294)	(268)	(377)	(334)

Income Tax Benefits / (Expenses)	82	122	39	(2)

Loss from continuing operations before non-controlling interest, net of tax	(212)	(146)	(338)	(336)

Other Operating Activities
Equity in earnings of unconsolidated joint venture, net of tax	-	-	-	-

Discontinued Operations (Note 16)
Loss from discontinued operations, net of tax	(72)	(489)	(30)	(258)
NET LOSS	(284)	(635)	(368)	(594)

Less: net income / (loss) attributable to the non-controlling interest	98	(112)	(3)	(88)
Net Loss Attributable to Trio-Tech International Common Shareholder	$(382)	$(523)	$(365)	$(506)

Amounts Attributable to Trio-Tech International Common Shareholders:
Loss from continuing operations, net of tax	(342)	(281)	(348)	(374)
Loss from discontinued operations, net of tax	(40)	(242)	(17)	(132)
Net Loss Attributable to Trio-Tech International Common Shareholders	$(382)	$(523)	$(365)	$(506)

Comprehensive Income / (Loss) Attributable to Trio-Tech International Common Shareholders:

Net loss	(284)	(635)	(368)	(594)
Foreign currency translation, net of tax	(144)	716	39	161
Comprehensive Income / (Loss)	(428)	81	(329)	(433)
Less: Comprehensive (loss) / income attributable to the non-controlling interest	(5)	52	(1)	(46)
Comprehensive Income / (Loss) Attributable to Trio-Tech International Common Shareholders	$(423)	$29	$(328)	$(387)

Basic and Diluted Loss per Share:
Basic and diluted loss per share from continuing operations attributable to Trio-Tech International	$(0.10)	$(0.09)	$(0.10)	$(0.12)
Basic and diluted loss per share from discontinued operations attributable to Trio-Tech International	$(0.01)	$(0.07)	$-	$(0.03)
Basic and Diluted Loss per Share from Net Loss
Attributable to Trio-Tech International	$(0.11)	$(0.16)	$(0.10)	$(0.15)

Weighted average number of common shares outstanding
Basic	3,508	3,322	3,508	3,322
Dilutive effect of stock options	-	-	-	-
Number of shares used to compute earnings per share diluted	3,508	3,322	3,508	3,322

See notes to condensed consolidated financial statements.

Index

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(IN THOUSANDS)

	Common Stock			Additional Paid-in	Accumulated Retained	Accumulated Other Comprehensive	Non- Controlling
	Shares	Amount		Capital	Earnings	Income	Interest	Total
		$		$	$	$	$	$
Balance at June 30, 2012	3,322		10,531	2,431	2,687	3,187	1,720		20,556

Stock option expenses	-		-	42	-	-	-		42
Net loss	-		-	-	(1,019)	-	(83)		(1,102)
Translation adjustment	-		-	-	-	493	141		634
Dividend declared by subsidiary	-		-	-	-	-	(39)		(39)
Contributions to capital by related party – loan forgiveness	-		-	283	-	-	232		515
Balance at June 30, 2013	3,322		10,531	2,756	1,668	3,680	1,971		20,606

Stock option expenses	-		-	200	-	-	-		200
Net (loss) / income	-		-	-	(382)	-	98		(284)
Translation adjustment	-		-	-	-	(41)	(103)		(144)
Dividend declared by subsidiary	-		-	-	-	-	(156)		(156)
Stock Options exercised	186		342	-	-	-	-		342
Balance at Dec. 31, 2013	3,508		10,873	2,956	1,286	3,639	1,810		20,564

See notes to condensed consolidated financial statements.

Index

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)

	Six Months Ended	Six Months Ended
	December 31,	December 31,
	2013	2012
	(Unaudited)	(Unaudited)
Cash Flow from Operating Activities
Net loss	$(284)	$(635)
Adjustments to reconcile net loss to net cash flow provided by operating activities
Depreciation and amortization	1,198	1,266
Bad debt (reversal) / expense, net	337	20
Inventory provision	(47)	(15)
Warranty expense, net	3	3
Accrued interest expense, net of interest income	5	24
(Gain) / Loss on sale of property-continued operations	11	(3)
Stock option expenses	200	19
Deferred tax provision	(23)	(158)
Changes in operating assets and liabilities, net of acquisition effects
Accounts receivables	(504)	4,591
Other receivables	1,462	410
Other assets	(916)	181
Inventories	1,192	173
Prepaid expenses and other current assets	(87)	5
Accounts payable and accrued liabilities	(380)	(2,222)
Income tax payable	8	15
Other non-current liabilities	26	(28)
Net Cash Provided by Operating Activities	2,201	3,646

Cash Flow from Investing Activities
Proceeds from maturing of unrestricted and restricted term deposits, net	-	137
Additions to property, plant and equipment	(1,721)	(765)
Proceeds from disposal of plant, property and equipment	31	3
Net Cash Used in Investing Activities	(1,690)	(625)

Cash Flow from Financing Activities
Borrowing / (Repayment) on lines of credit	(445)	(979)
Repayment of bank loans and capital leases	(556)	(602)
Proceeds from long-term bank loans	68	1
Proceeds from exercising stock options	342	-
Dividend paid to non-controlling interest	(80)	-

Net Cash used in Financing Activities	(671)	(1,580)

Effect of Changes in Exchange Rate	(59)	(223)

NET INCREASE (DECREASE) IN CASH	(219)	1,218
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,793	1,572
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,574	$2,790

Supplementary Information of Cash Flows
Cash paid during the period for:
Interest	$132	$148
Income taxes	$20	$35

Non-Cash Transactions
Capital lease of property, plant and equipment	$68	$-

See notes to condensed consolidated financial statements.

Index

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT EARNINGS PER SHARE AND NUMBER OF SHARES)

1. ORGANIZATION AND BASIS OF PRESENTATION

Trio-Tech International (“the Company” or “TTI” hereafter) was incorporated in fiscal 1958 under the laws of the State of California.  TTI provides third-party semiconductor testing and burn-in services primarily through its laboratories in Southeast Asia. In addition, TTI operates testing facilities in the United States.  The Company also designs, develops, manufactures and markets a broad range of equipment and systems used in the manufacturing and testing of semiconductor devices and electronic components. TTI conducts business in four business segments: Manufacturing, Testing Services, Distribution and Real Estate. In fiscal 2013 TTI conducted business in the foregoing four segments and in a fifth segment, Fabrication, which was discontinued during the fourth quarter of fiscal 2013. TTI has subsidiaries in the U.S., Singapore, Malaysia, Thailand, China and Indonesia as follows:

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

 * 100% owned by Trio-Tech International Pte. Ltd.

Index

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  All significant inter-company accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements are presented in U.S. dollars.  The accompanying condensed consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.  Operating results for the six months ended December 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2014.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the fiscal year ended June 30, 2013.

2. NEW ACCOUNTING PRONOUNCEMENTS

New pronouncements issued but not yet effective until after December 31, 2013 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

3. INVENTORIES

Inventories consisted of the following:

	Dec. 31,
	2013	June 30,
	(Unaudited)	2013

Raw materials	$1,012	$1,072
Work in progress	953	1,930
Finished goods	210	356
Less: provision for obsolete inventory	(865)	(912)
Currency translation effect	4	17
	$1,314	$2,463

 The following table represents the changes in provision for obsolete inventory:

	Dec. 31,
	2013	June 30,
	(Unaudited)	2013
Beginning	$912	$884
Additions charged to expenses	-	38
Usage - disposition	(47)	(14)
Currency translation effect	-	4
Ending	$865	$912

4. STOCK OPTIONS

On September 24, 2007, the Company’s Board of Directors unanimously adopted the 2007 Employee Stock Option Plan (the “2007 Employee Plan”) and the 2007 Directors Equity Incentive Plan (the “2007 Directors Plan”) each of which was approved by the shareholders on December 3, 2007. Each of those plans was amended by the Board in 2010 to increase the number of shares covered thereby, which amendments were approved by the shareholders on December 14, 2010. At present, the 2007 Employee Plan provides for awards of up to 600,000 shares of the Company’s Common Stock to employees, consultants and advisors. The Board also amended the 2007 Directors Plan in November 2013 to further increase the number of shares covered thereby from 400,000 shares to 500,000 shares, which amendment was approved by the shareholders on December 9, 2013. The 2007 Directors Plan provides for awards of up to 500,000 shares of the Company’s Common Stock to the members of the Board of Directors in the form of non-qualified options and restricted stock. These two plans are administered by the Board, which also establishes the terms of the awards.

Index

Assumptions

The fair value for the options granted were estimated using the Black-Scholes option pricing model with the following weighted average assumptions, assuming no expected dividends:

	Year Ended June 30,	Six Months Ended December 31,
	2013	2013

Expected volatility	92.53%	88.53-104.94%
Risk-free interest rate	0.26%	0.30%
Expected life (years)	2.50	2.50-3.25

The expected volatilities are based on the historical volatility of the Company’s stock. The observation is made on a weekly basis. The observation period covered is consistent with the expected life of options. The expected life of the options granted to employees has been determined utilizing the “simplified” method as prescribed by ASC Topic 718 Stock Based Compensation, which, among other provisions, allowed companies without access to adequate historical data about employee exercise behavior to use a simplified approach for estimating the expected life of a "plain vanilla" option grant. The simplified rule for estimating the expected life of such an option was the average of the time to vesting and the full term of the option. The risk-free rate is consistent with the expected life of the stock options and is based on the United States Treasury yield curve in effect at the time of grant.

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

On September 17, 2013, stock options covering a total of 15,000 shares of the Company’s Common Stock were granted to certain employees pursuant to the 2007 Employee Plan, with an exercise price equal to the fair value of the Company’s Common Stock (as defined under the 2007 Employee Plan in conformity with Regulation 409A of the Internal Revenue Code of 1986, as amended) on September 17, 2013, the date of grant. These options vested as of the grant date. The fair value as of December 31, 2013 of the options to purchase 15,000 shares of the Company’s Common Stock was approximately $22 based on the fair value of $1.52 per share determined by using the Black Scholes option pricing model.

On December 9, 2013, stock options covering a total of 35,000 shares of the Company’s Common Stock were granted to certain employees pursuant to the 2007 Employee Plan, with an exercise price equal to the fair value of the Company’s Common Stock (as defined under the 2007 Employee Plan in conformity with Regulation 409A of the Internal Revenue Code of 1986, as amended) on December 9, 2013, the date of grant. These stock option vest over the period as follows: 25% vesting on the grant date and the remaining balance vesting in equal installments on the next three succeeding anniversaries of the grant date. The fair value as of December 31, 2013 of the options to purchase 35,000 shares of the Company’s Common Stock was approximately $3 based on the fair value of $2.04 per share determined by using the Black Scholes option pricing model.

Stock options to purchase 121,500 shares of its Common Stock were exercised during the six month period ended December 31, 2013. The total proceeds received were $230. The Company recognized stock-based compensation expenses of $25 in the six months ended December 31, 2013 under the 2007 Employee Plan. The balance of unamortized stock-based compensation of $43 based on fair value on the grant date related to options granted under the 2007 Employee Plan is to be recognized over a period of three years.

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

Index

As of December 31, 2013, there were vested employee stock options covering a total of 125,750 shares of Common Stock. The weighted-average exercise price was $3.72 and the weighted average contractual term was 2.20 years. The total fair value of vested and outstanding employee stock options as of December 31, 2013 was $467.

As of December 31, 2012, there were vested employee stock options covering a total of 248,250 shares of Common Stock. The weighted-average exercise price was $2.95 and the weighted average remaining contractual term was 1.90 years. The total fair value of vested employee stock options as of December 31, 2012 was $496.

A summary of option activities under the 2007 Employee Plan during the six month period ended December 31, 2013 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 1, 2013	263,500	$3.06	1.57	$122
Granted	50,000	3.26	4.87	-
Exercised	(121,500)	(1.90)	-	(181)
Forfeited or expired	(40,000)	(4.72)	-	-
Outstanding at December 31, 2013	152,000	$3.61	2.67	$45
Exercisable at December 31, 2013	125,750	$3.72	2.20	38

The fair value of the 121,500 shares of common stock acquired upon exercise of options was $181. Cash received from the options exercised during the six months ended December 31, 2013 was approximately $230.

A summary of option activities under the 2007 Employee Plan during the six month period ended December 31, 2012 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 1, 2012	313,000	$3.85	2.31	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	(44,000)	(8.69)	-	-
Outstanding at December 31, 2012	269,000	$3.05	2.06	$-
Exercisable at December 31, 2012	248,250	$2.95	1,90	-

A summary of the status of the Company’s non-vested employee stock options during the six months ended December 31, 2013 is presented below:

		Weighted Average Grant-Date
	Options	Fair Value
Non-vested at July 1, 2013	20,375	$3.26
Granted	50,000	1.65
Vested	(44,125)	(2.33)
Forfeited	-	-
Non-vested at December 31, 2013	26,250	$1.69

Index

A summary of the status of the Company’s non-vested employee stock options during the six months ended December 31, 2012 is presented below:

		Weighted Average Grant-Date
	Options	Fair Value
Non-vested at July 1, 2012	43,250	$3.29
Granted	-	-
Vested	(21,375)	(3.16)
Forfeited	(1,125)	(3.16)
Non-vested at December 31, 2012	20,250	$2.08

2007 Directors Equity Incentive Plan

The 2007 Directors Plan permits the grant of options covering up to an aggregate of 500,000 shares of Common Stock to its non-employee directors in the form of non-qualified options and restricted stock. The exercise price of the non-qualified options is 100% of the fair value of the underlying shares on the grant date. The options have five-year contractual terms and are generally exercisable immediately as of the grant date.

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

During the three months ended December 31, 2013, the Company granted options to purchase 40,000 shares of its Common Stock to our directors pursuant to the 2007 Directors Plan with an exercise price equal to the fair market value of our Common Stock (as defined under the 2007 Directors Plan in conformity with Regulation 409A or the Internal Revenue Code of 1986, as amended) at the date of grant. The fair value of the options granted to purchase 40,000 shares of the Company's Common Stock was approximately $83 based on the fair value of $1.61 per share determined by the Black Scholes option pricing model.

Stock options to purchase 65,000 shares of its Common Stock were exercised during the six month period ended December 31, 2013. The total proceeds received were $112. The Company recognized stock-based compensation expenses of $175 in the six month period ended December 31, 2013 under the 2007 Directors Plan.

During the six months ended December 31, 2012, the Company did not grant any options pursuant to the 2007 Director Plan. There were no stock options exercised during the six months ended December 31, 2012. The Company did not recognize any stock-based compensation expenses during the six months ended December 31, 2012.

As of December 31, 2013, there were vested director stock options covering a total of 315,000 shares of Common Stock. The weighted-average exercise price was $3.62 and the weighted average remaining contractual term was 3.12 years. The total fair value of vested and outstanding directors' stock options as of December 31, 2013 was $1,140. All of our director stock options vest immediately at the date of grant. There were no unvested director stock options as of December 31, 2013.

As of December 31, 2012, there were vested director stock options covering a total of 325,000 shares of Common Stock. The weighted-average exercise price was $3.59 and the weighted average remaining contractual term was 2.32 years. The total fair value of vested and outstanding directors' stock options as of December 31, 2012 was $698. All of our director stock options vest immediately at the date of grant. There were no unvested director stock options as of December 31, 2012.

Index

A summary of option activities under the 2007 Directors Plan during the three months ended December 31, 2013 is presented as follows:
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2013	340,000	$3.53	1.96	$80
Granted	100,000	3.41	3.41	-
Exercised	(65,000)	1.72	-	-
Forfeited or expired	(60,000)	(4.81)	-	-
Outstanding at December 31, 2013	315,000	$3.62	3.12	$82
Exercisable at December 31, 2013	315,000	$3.62	3.12	82

A summary of option activities under the 2007 Directors Plan during the three months ended December 31, 2012 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2012	385,000	$4.52	2.45	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	(60,000)	(4.81)	-	-
Outstanding at December 31, 2012	325,000	$3.59	2.32	$-
Exercisable at December 31, 2012	325,000	$3.59	2.32	$-

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

Stock options to purchase 467,000 shares of Common Stock at exercise prices ranging from $1.72 to $9.57 per share were outstanding as of December 31, 2013 and were excluded in the computation of diluted EPS because their effect would have been anti-dilutive.

Stock options to purchase 594,000 shares of Common Stock at exercise prices ranging from $1.72 to $9.57 per share were outstanding as of December 31, 2012 and were excluded in the computation of diluted EPS because their effect would have been anti-dilutive.

Index

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted EPS for the years presented herein:

	Six Months Ended		Three Months Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Loss attributable to Trio-Tech International common shareholders from continuing operations, net of tax	$(342)	$(281)	$(348)	$(374)
Loss attributable to Trio-Tech International common shareholders from discontinued operations, net of tax	(40)	(242)	(17)	(132)
Net loss attributable to Trio-Tech International common shareholders	$(382)	$(523)	$(365)	$(506)

Basic and diluted loss per share from continuing operations attributable to Trio-Tech International	$(0.10)	(0.09)	(0.10)	(0.12)

Basic and diluted loss per share from discontinued operations attributable to Trio-Tech International	(0.01)	(0.07)	-	(0.03)
Basic and diluted loss per share from net loss attributable to Trio-Tech International	$(0.11)	$(0.16)	$(0.10)	$(0.15)

Weighted average number of common shares outstanding - basic	3,508	3,322	3,508	3,322

Dilutive effect of stock options	-	-	-	-
Number of shares used to compute earnings per share - diluted	3,508	3,322	3,508	3,322

 6.   ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable consists of customer obligations due under normal trade terms. Although management generally does not require collateral, letters of credit may be required from the customers in certain circumstances. Management periodically performs credit evaluations of the customers’ financial conditions.

Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. Management includes any accounts receivable balances that are determined to be uncollectible in the allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  Based on the information available to us, management believed the allowance for doubtful accounts as of December 31, 2013 and June 30, 2013 was adequate.

 The following table represents the changes in the allowance for doubtful accounts:

	Dec. 31,
	2013	June 30,
	(Unaudited)	2013
Beginning	$139	$122
Additions charged to expenses	10	196
Recovered / Write-off	(3)	(131)
Currency translation effect	2	(48)
Ending	$148	$139

Index

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

	Dec. 31,
	2013	June 30,
	(Unaudited)	2013
Beginning	$61	$60
Additions charged to cost and expenses	18	1
Recovered	-	-
Actual usage	(15)	-
Currency translation effect	-	-
Ending	64	61

8.  INCOME TAX

The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of ASC Topic 740 Income Tax. The Company had an income tax benefit of $39 and $82 for the three and six months ended December 31, 2013, respectively, as compared to the income tax expense of $2 and income tax benefit of $122, respectively, for the same periods in the last fiscal year.

The Company accrues penalties and interest related to unrecognized tax benefits when necessary as a component of penalties and interest expenses, respectively.  The Company had not accrued any penalties or interest expenses relating to unrecognized benefits at June 30, 2013 and December 31, 2013.

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

9.   INVESTMENT PROPERTIES

The following table presents the Company’s investment in properties in China and Malaysia as of December 31, 2013. The exchange rate is based on the exchange rate as of December 31, 2013 published by the Monetary Authority of Singapore.

	Investment Date	Investment Amount (RMB)	Investment Amount (U.S. Dollars)
Purchase of rental property – Property I - MaoYe	01/04/2008	5,554	917
Purchase of rental property – Property II - JiangHuai	01/06/2010	3,600	595
Purchase of rental property – Property III - Fu Li	01/06/2010	4,025	665
Gross investment in rental property		13,179	2,177
Accumulated depreciation on rental property		(2,631)	(434)
Net investment in property – China		10,548	1,743

	Investment Date	Investment Amount (RM)	Investment Amount (U.S. Dollars)
Purchase of rental property – Penang Property I	31/12/2012	681	209
Gross investment in rental property		681	209
Accumulated depreciation on rental property		(294)	(91)
Net investment in property – Malaysia		387	118

Index

Rental Property I

In fiscal 2008, Trio-Tech (Chongqing) Co. Ltd. (“TTCQ”) purchased an office in Chongqing, China from MaoYe Property Ltd. (“MaoYe”), for a total cash purchase price of RMB 5,554, or approximately $917 based on the exchange rate as of December 31, 2013 published by the Monetary Authority of Singapore. TTCQ rented this property to a third party on July 13, 2008. The term of the rental agreement was five years. The rental agreement was renewed on July 16, 2013 for a further period of five years. The rental agreement provides for a rent increase of 8% every year after July 15, 2015. The renewed agreement expires on July 15, 2018.

Property purchased from MaoYe generated a rental income of RMB 179, or approximately $29, and RMB 350, or approximately $57, for the three and six months ended December 31, 2013, respectively, and RMB 135, or approximately $22, and RMB 269, or approximately $43, for the same periods in the last fiscal year, respectively.

Rental Property II

In fiscal 2010, TTCQ purchased eight units of commercial property in Chonqing, China, from Chongqing JiangHuai Real Estate Development Co., Ltd, (“JiangHuai”) for a total purchase price of RMB 3,600, or approximately $595 based on the exchange rate as of December 31, 2013 published by the Monetary Authority of Singapore. TTCQ rented these commercial units to a third party and renewed the rental agreement of this property on January 8, 2011. The rental agreement provided for a one-year renewable term with an annual rental income of RMB 720, or approximately $118 based on the average rate for the period six month period ended December 31, 2013.

Property purchased from JiangHuai generated a rental income of RMB 27, or approximately $5, and RMB 55, or approximately $9, for the three and six months ended December 31, 2013, respectively, and did not generate any rental income for the same periods in last fiscal year.

Other Properties III – Fu Li

In fiscal 2010, TTCQ entered into a Memorandum Agreement with Chongqing Fu Li Real Estate Development Co. Ltd., (“FuLi”) to purchase two commercial properties totaling 311.99 square meters (“office space”) located in Jiang Bei District Chongqing. Although TTCQ currently rents its office premises from a third party, it intends to use the office space as its office premises. The total purchase price committed and paid was RMB 4,025, or approximately $665 based on the exchange rate as of December 31, 2013 published by the Monetary Authority of Singapore.  The development was completed and the property was handed over during April 2012 and the title deed was received during the third quarter of fiscal 2013.

Property purchased from Fu Li generated a rental income of RMB 74, or approximately $12, and RMB 147, or approximately $24 for the three and six months ended December 31, 2013, respectively, and RMB 70, or approximately $11, and RMB 127, or approximately $20, respectively, for the same periods in the last fiscal year.

Penang Property I

Since the market value of the factory building in Penang, Malaysia is increasing significantly, during the second quarter of fiscal 2013 Trio-Tech Malaysia (“TTM”) changed the plans of sale and concluded to hold the factory building in Penang and is looking for a tenant to rent the factory building. Hence, TTM has re-classified the factory building as investment property, which has a net book value of $118.

Summary

Total rental income for all investment properties (Property I, II and III) in China was $46 and $90 for the three and six months ended December 31, 2013, respectively, and was $33 and $63, respectively, for the same periods in the last fiscal year.

Rental income from the Penang property was nil for the three and six months ended December 31, 2013 as the property in Penang, Malaysia is vacant at the date of this report. TTM is in the process of identifying a suitable tenant.

Depreciation expenses for all investment properties in China were $26 and $54 for the three and six months ended December 31, 2013, respectively, and were $28 and $54, respectively, for the same periods in the last fiscal year.

Index

10.   LOAN RECEIVABLE FROM PROPERTY DEVELOPMENT PROJECTS

The following table presents TTCQ’s loan receivable from property development projects in China as of December 31, 2013. The exchange rate is based on the date published by the Monetary Authority of Singapore as on December 31, 2013.

	Loan Expiry Date	Loan Amount (RMB)	Loan Amount (U.S. Dollars)
Investment in JiaSheng (Project B-48 Phase 2)	31-Oct-2013	5,000	826
Investment in JiangHuai (Project - Yu Jin Jiang An)	31-May-2013	2,000	330
Less : Allowance for doubtful receivables		(2,000)	(330)
Net loan receivable from property development projects		5,000	826

On November 1, 2010, TTCQ entered into a Memorandum Agreement with JiaSheng Property Development Co. Ltd. (“JiaSheng”) to invest in their property development projects (Project B-48 Phase 2) located in Chongqing City, China. Due to the short-term nature of the investment, the amount was classified as a loan based on ASC Topic 310-10-25 Receivables, amounting to RMB 5,000, or approximately $826, based on the exchange rate as at December 31, 2013 published by the Monetary Authority of Singapore. The agreement guaranteed TTCQ an income of RMB 1,250, or approximately $196, payable in four installments of RMB 313, or approximately $51. The amount is unsecured and repayable at the end of the term. The loan was renewed in November 2011 for a period of one year, which expired on October 31, 2012 and was renewed in November 2012 and expired in November 2013. On November 1, 2013 the loan was transferred by JiaSheng to and is now payable by Chong Qing Jun Zhou Zhi Ye Co. Ltd., and the transferred agreement expires on October 31, 2016. The book value of the loan receivable approximates its fair value. TTCQ recorded other income of RMB 313, or approximately $51, and RMB 625, or approximately $102, from JiaSheng for the three and six months ended December 31, 2013.

On November 1, 2010, TTCQ entered into another Memorandum Agreement with JiangHuai Property Development Co. Ltd. (“JiangHuai”) to invest in their property development projects (Project - Yu Jin Jiang An) located in Chongqing City, China. Due to the short-term nature of the investment, the amount was classified as a loan based on ASC Topic 310-10-25 Receivables, amounting to RMB 2,000, or approximately $330 based on the exchange rate as at December 31, 2013 published by the Monetary Authority of Singapore. The agreement guaranteed TTCQ an income of RMB 400, or approximately $66, payable in 12 installments of RMB 33, or approximately $5. The amount is secured by the underlying property and repayable at the end of the term. The loan was renewed, but expired on May 31, 2013. TTCQ is in the process of recovering the outstanding amount. TTCQ did not generate other income from JiangHuai for the three and six months ended December 31, 2013, while it recorded other income of $11 and $26 for the same periods in the last fiscal year, respectively. An allowance for doubtful receivables of $330 was provided for during the second quarter of fiscal 2014, based on the company’s financial policy.

11.   BUSINESS SEGMENTS

In fiscal 2014, the Company operates in four segments: the testing service industry (which performs structural and electronic tests of semiconductor devices), the designing and manufacturing of equipment (which equipment tests the structural integrity of integrated circuits and other products), distribution of various products from other manufacturers in Singapore and Southeast Asia, and the real estate segment in China. In the fourth quarter of fiscal 2013, the Company discontinued operations in the fabrication segment.

The real estate segment recorded other income of $46 and $90, respectively, for the three and six months ended December 31, 2013 as compared to $33 and $63, respectively, for the same periods in the last fiscal year. Due to the short-term nature of the investment, the amount was classified as a loan receivables based on ASC Topic 310-10-25 Receivables, hence the investment income was also classified under other income, which is not part of the below table.

The revenue allocated to individual countries was based on where the customers were located. The allocation of the cost of equipment, the current year investment in new equipment and depreciation expense have been made on the basis of the primary purpose for which the equipment was acquired.

All inter-segment revenue was from the manufacturing segment to the testing and distribution segments. Total inter-segment revenue was $48 and $196 for the three and six months ended December 31, 2013, respectively, as compared to $91 and $399, respectively, for the same periods in the last fiscal year.  Corporate assets mainly consisted of cash and prepaid expenses. Corporate expenses mainly consisted of stock option expenses, salaries, insurance, professional expenses and directors' fees. In fiscal 2014, corporate expenses are allocated to the four segments, in fiscal 2013, corporate expenses were allocated to the five then operating segments. The following tables report segment operating (loss) / income and include Corporate expenses allocated to the segments, which expenses are eliminated in the consolidation.

Index

The following segment information is un-audited for the six months ended December 31, 2013:

Business Segment Information:
	Six months		Operating		Depr.
	Ended	Net	(Loss)	Total	and	Capital
	Dec. 31,	Revenue	Income	Assets	Amort.	Expenditures
Manufacturing	2013	$8,569	$(328)	$10,872	$77	$221
	2012	8,371	(431)	9,777	90	19

Testing Services	2013	8,645	391	19,331	1,067	1,500
	2012	7,678	70	19,292	1,120	745

Distribution	2013	1,532	199	418	-	-
	2012	684	84	378	2	1

Real Estate	2013	90	(45)	3,893	54	-
	2012	63	(121)	4,161	54	-

Fabrication *	2013	-	-	106	-	-
Services	2012	-	(34)	367	-	-

Corporate &	2013	-	(336)	76	-	-
Unallocated	2012	-	8	58	-	-

Total Company	2013	$18,836	$(119)	$34,696	$1,198	$1,721
	2012	$16,796	$(424)	$34,033	$1,266	$765

The following segment information is unaudited for the three months ended December 31, 2013:

Business Segment Information:
	Three months		Operating		Depr.
	Ended	Net	(Loss)	Total	and	Capital
	Dec. 31,	Revenue	Income	Assets	Amort.	Expenditures
Manufacturing	2013	$4,368	$(201)	$10,872	$38	$91
	2012	3,079	(191)	9,777	44	13

Testing Services	2013	4,597	289	19,331	531	1,146
	2012	3,769	(34)	19,292	569	78

Distribution	2013	328	7	418	-	-
	2012	340	38	378	1	1

Real Estate	2013	46	(22)	3,893	27	-
	2012	33	(57)	4,161	27	-

Fabrication *	2013	-	-	106	-	-
Services	2012	-	(10)	367	-	-

Corporate &	2013	-	(179)	76	-	-
Unallocated	2012	-	(60)	58	-	-

Total Company	2013	$9,339	$(106)	$34,696	$596	$1,237
	2012	$7,221	$(314)	$34,033	$641	$92

* Fabrication services is a discontinued operation (Note 16)

Index

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

Non-controlling interest represents the minority stockholders’ share of 45% of the equity of Trio-Tech Malaysia Sdn. Bhd. 45% interest in SHI International Pte. Ltd. and 24% interest in Prestal Enterprise Sdn. Bhd., which are subsidiaries of the Company.

The table below reflects a reconciliation of the equity attributable to non-controlling interest:

	Dec. 31, 2013	June 30, 2013
Non-controlling interest	(Unaudited)
Beginning balance	$1,971	$1,720
Net income / (loss)	98	(83)
Dividend declared by a subsidiary	(156)	244
Contributions to capital by related party – loan forgiveness	-	(39)
Translation adjustment	(103)	129
Ending balance	$1,810	$1,971

13.  FAIR VALUE OF FINANCIAL INSTRUMENTS APPROXIMATE CARRYING VALUE

In accordance with ASC Topic 825, the Company considers the following:

Term deposits – The carrying amount approximates fair value because of the short maturity of these instruments.

Loan receivables from property development projects – The carrying amount approximates fair value because of the short-term nature.

Restricted term deposits – The carrying amount approximates fair value because of the short maturity of these instruments.

Lines of credit – The carrying value of the lines of credit approximates fair value due to their short-term nature of the obligations.

Bank loans payable – The carrying value of the Company’s bank loan payables approximates its fair value as the interest rates associated with long-term debt is adjustable in accordance with market situations when the Company borrowed funds with similar terms and remaining maturities.

14.   BANK LOANS PAYABLE

Bank loans payable consisted of the following:

	Dec. 31, 2013 (Unaudited)	June 30, 2013
Note payable denominated in Malaysian ringgit to a commercial bank for infrastructure investment, maturing in August 2024, bearing interest at the bank’s prime rate (5.1% at December 31, 2013) per annum, with monthly payments of principal plus interest through August 2024, collateralized by the acquired building with the net book value of Malaysian ringgit 12,133, or approximately $3,697	573	885

Note payable denominated in U.S. dollars to a financial institution for working capital plans in Singapore and its subsidiaries, maturing in December 2014, bearing interest at the bank’s prime rate plus 1.50% (5.1% at December 31, 2013) per annum, monthly payments of principal plus interest through December 2014. This note payable is secured by plant and equipment with the net book value of Singapore dollars 679, or approximately $537.	2,351	2,498

Current portion	(717)	(770)
Long term portion of bank loans payable	$2,207	$2,613

Index

Future minimum payments (excluding interest) as at December 31, 2013 were as follows:

2013	$717
2014	152
2015	160
2016	168
2017	175
Thereafter	1,552
Total obligations and commitments	$2,924

15.   COMMITMENTS AND CONTINGENCIES

Trio-Tech (Malaysia) Sdn. Bhd. has expansion plans to meet the growing demands of a major customer in Malaysia, as the existing facility is inadequate to meet the demands of that customer.  The Company has capital commitments for the purchase of equipment and other related infrastructure costs amounting to RM 110, or approximately $34 based on the exchange rate as on December 31, 2013 published by the Monetary Authority of Singapore, in the Malaysia operations.

Trio-Tech (Tianjin) Co. Ltd. in China has capital commitments for the purchase of equipment and other related infrastructure costs amounting to RMB 53, or approximately $9 based on the exchange rate as on December 31, 2013 published by the Monetary Authority of Singapore.

16.   DISCONTINUED OPERATION AND CORRESPONDING RESTRUCTURING PLAN

The Company’s Indonesia operation and the Indonesia operation’s immediate holding company, which comprise the fabrication services segment, suffered continued operating losses in the past four fiscal years, and the cash flow was minimal for the past four years.  The Company established a restructuring plan to close the fabrication services operation, and in accordance with ASC Topic 205-20, Presentation of Financial Statement Discontinued Operations (“ASC Topic 250-20”), the Company presented the operation results from fabrication services as a discontinued operation, as the Company believed that no continued cash flow would be generated by the discontinued component and that the Company would have no significant continuing involvement in the operations of the discontinued component. In accordance with the restructuring plan, the Company is negotiating with its suppliers to settle the outstanding balance of accounts payable of $387 and is collecting the accounts receivable of $61. The Company’s fabrication operation in Indonesia is in the process of winding down.

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

The discontinued operations in Shanghai and in Indonesia incurred general and administrative expenses of $3 and $7, respectively, for the three and six months ended December 31, 2013 and incurred general and administrative expenses and selling expenses of $70 and $147, respectively, for the same periods in the last fiscal year. The Company anticipates that it may incur additional costs and expenses at the time of winding down the business of the subsidiary through which the facilities operated. The Shanghai operation has an outstanding balance of accounts payable of $41 and is collecting the accounts receivable of $2.

Index

Loss from discontinued operations was as follows:

	Six Months Ended		Three Months Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2013	2012	2013	2012
	Unaudited	Unaudited	Unaudited	Unaudited

REVENUE	$-	$302	$-	$130
COST OF SALES	3	578	-	331

GROSS LOSS	(3)	(276)	-	(201)
OPERATING EXPENSES
General and administrative	7	139	3	66
Selling	-	8	-	4
Total	7	147	3	70

LOSS FROM DISCONTINUED OPERATION	(10)	(423)	(3)	(271)

OTHER INCOME	(62)	(66)	(27)	13

LOSS FROM DISCONTINUED OPERATIONS	$(72)	$(489)	$(30)	$(258)

The Company does not provide a separate cash flow statement for the discontinued operation, as the impact of the discontinued operation was immaterial.

17.  INVESTMENTS

During the second quarter of fiscal 2011, the Company entered into a joint-venture agreement with JiaSheng to develop real estate projects in China. The Company invested RMB 10,000, or approximately $1,653 based on the exchange rate as of December 31, 2013 published by the Monetary Authority of Singapore, for a 10% interest in the newly formed joint venture, which was incorporated as a limited liability company, Chong Qing Jun Zhou Zhi Ye Co. Ltd. (the “joint venture”), in China. The agreement stipulated that the Company would nominate two of the five members of the Board of Directors of the joint venture and had the ability to assign two members of management to the joint venture.  The agreement also stipulated that the Company would receive a fee of RMB 10,000, or approximately $1,653 based on the exchange rate as of December 31, 2013 published by the Monetary Authority of Singapore, for the services rendered in connection with obtaining priority to bid in certain real estate projects from the local government. Upon signing of the agreement, JiaSheng paid the Company RMB 5,000 in cash, or approximately $827 based on the exchange rate published by the Monetary Authority of Singapore as of December 31, 2013. The remaining RMB 5,000 would be paid over 72 months commencing in 36 months from the date of the agreement when the joint venture secured a property development project stated inside the joint venture agreement. The Company considered the RMB 5,000, or approximately $827 based on the exchange rate as of December 31, 2013 published by the Monetary Authority of Singapore, received in cash from JiaSheng, the controlling venturer in the joint venture, as a partial return of the Company’s initial investment of RMB 10,000, or approximately $1,653 based on the exchange rate as of December 31, 2013 published by the Monetary Authority of Singapore. Therefore, the RMB 5,000, received in cash was offset against the initial investment of RMB 10,000 resulting in a net investment of RMB 5,000 as of December 31, 2013. The Company further reduced its investments by RMB 137, or approximately $23, towards the losses from operations incurred by the joint-venture, resulting in a net investment of RMB 4,863, or approximately $804 based on exchange rates published by the Monetary Authority of Singapore as of December 31, 2013. The Company considered the collectability of the remaining RMB 5,000 uncertain due to the extended terms of the payment, and therefore has not recorded this amount as a receivable as of December 31, 2013.

Index

“Investment in unconsolidated joint venture” as shown in the balance sheet consists of the cost of an investment in a joint venture, in which we have a 10% interest. Prior to the first quarter of fiscal 2012, the investment in this China affiliate was recorded on the equity basis. In the first quarter of fiscal 2012, due to the resignation of two directors representing Trio-Tech on the board of the joint venture, the Company concluded that it could no longer exert significant influence over the joint venture. Therefore, the Company began accounting for this investment using the cost method effective September 29, 2011. During the second quarter of fiscal 2014, TTCQ disposed of its 10% interest in the joint venture. The joint venture had to raise funds for the development of the project. As a joint-venture partner, TTCQ was required to stand guarantee for the funds to be borrowed; considering the amount of borrowing, the risk involved was higher than the investment made and hence TTCQ decided to dispose of the 10% interest in the joint venture investment. On October 2, 2013, TTCQ entered into a share transfer agreement with Zhu Shu. Based on the agreement the purchase price was to be paid by (1) RMB 10,000, or approximately $1,634 based on exchange rates published by the Monetary Authority of Singapore as of October 2, 2013, by non-monetary consideration and (2) the remaining RMB 8,000, or approximately $1,307 based on exchange rates published by the Monetary Authority of Singapore as of October 2, 2013, by cash consideration. The consideration consists of (1) commercial units measuring 668 square meters to be delivered in June 2016 and (2) sixteen quarterly equal installments of RMB 500 per quarter commencing from January 2014. Based on ASC Topic 845 Non-monetary consideration, the Company deferred the recognition of the gain on disposal of the 10% interest in joint venture investment until such time that the consideration is paid, so that the gain can be ascertained. Thus the recorded value of the disposed investment amounting to $804 is classified as “other assets” under non-current assets, because it is considered as a down-payment for the purchase of the commercial property in Chongqing.

In accordance with ASC Topic 323 Investments – Other, Cost Method Investments, ‘‘Investments’’ as shown on the Company’s Balance Sheet consists of the cost of an investment in the joint venture, in which the Company has a 10% interest. Prior to the first quarter of fiscal 2012, the Company’s 10% ownership in this China affiliate was recorded on the equity basis.

In accordance with ASC Topic 810-10-50, Disclosure for Variable Interest Entities, the Company analyzes its investments in joint ventures to determine if the joint venture is a variable interest entity (“VIE”) and would require consolidation. The Company (a) evaluates the sufficiency of the total equity at risk, (b) reviews the voting rights and decision-making authority of the equity investment holders as a group, and whether there are any guaranteed returns, protection against losses, or capping of residual returns within the group, and (c) establishes whether activities within the venture are on behalf of an investor with disproportionately few voting rights in making this VIE determination. The Company would consolidate a venture that is determined to be a VIE if it was the primary beneficiary.  Beginning January 1, 2010, a new accounting standard became effective and changed the method by which the primary beneficiary of a VIE is determined, a primarily qualitative approach whereby the variable interest holder, if any, has the power to direct the VIE’s most significant activities and is the primary beneficiary. The Company has determined that although the investment is a VIE, the Company is not the primary beneficiary.  Therefore, the Company does not consolidate the joint venture and it is accounted for using the cost method, since there is no significant influence.

18. LINES OF CREDIT

The Company’s credit rating provides it with readily and adequate access to funds in global markets. As of December 31, 2013, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Expiration	Credit	Unused
Facility	Facility	Rate	Date	Limitation	Credit
Trio-Tech International Pte. Ltd., Singapore	Line of Credit	With interest rates ranging from 1.77% to 6.04%	--	$8,298	$4,731
Trio-Tech (Malaysia) Sdn. Bhd.	Line of Credit	With interest rates ranging from 4.60% to 8.60%	--	$914	$914

19.   ASSET HELD FOR SALE

During the third quarter of fiscal 2011, Trio-Tech (Malaysia) Sdn. Bhd. (“TTM”), a 55% owned subsidiary of the Registrant, planned to sell the factory building in Penang, Malaysia which was being used as its testing facility before the Company moved the entire operation to Petaling Jaya, Malaysia. The Malaysia operation ceased the depreciation of that property in accordance with ASC Topic 360 Property, plant and equipment.

Since the market value of the factory building in Penang, Malaysia is increasing significantly, during the second quarter of fiscal 2013 TTM changed the plans of sale and concluded to hold the factory building in Penang and is looking for a tenant to rent the factory building. Hence TTM has re-classified the factory building as investment property, which then had a net book value of $135.

20. RELATED PARTY TRANSACTION

A subsidiary of SHI International Pte. Ltd. owed $515 to a related party. The loan was forgiven by the related party during the second quarter of fiscal 2012. The forgiveness of the loan amounting to $515 was recorded as additional paid in capital during the second quarter of fiscal 2013 and non-controlling interest for their portion of the related forgiveness.

Index

21. OTHER ASSETS

	Dec. 31, 2013	June 30, 2013
	(Unaudited)
Down payment for purchase of commercial property	$804	$-
Down payment for property, plant and equipment	28	74
Deposit for rental and utilities	156	157
Long term receivables	74	-
Deferred tax asset	289	203
Others	2	3
Ending balance	$1,353	$437

22. OTHER INCOME

Other income consisted of the following:

	Six Months Ended		Three Months Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2013	2012	2013	2012
	Unaudited	Unaudited	Unaudited	Unaudited

Allowance for doubtful loan receivables	$(338)	$-	$(338)	$-
Investment income deemed interest income	102	132	51	66
Interest income	2	-	1	-
Other rental income	165	27	60	11
Exchange gain / (loss)	32	157	(6)	(21)
Other miscellaneous (expense) / income	(4)	(6)	27	-

Total	(41)	310	(205)	56

Other income for both the three and six months ending December 31, 2013 included $338 allowance for doubtful loan and doubtful interest receivables, as compared to nil for the same period in the last fiscal year. Investment income which was deemed to be interest income since the investment was deemed and classified as a loan receivables based on ASC Topic 310-10-25 Receivables amounted to $51 and $102 for the three and six months ending December 31, 2013, respectively, as compared to $66 and $132 for the same periods in the last fiscal year, respectively.

Index

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Overview

The following should be read in conjunction with the condensed consolidated unaudited financial statements and notes in Item I above and with the audited consolidated financial statements and notes, and the information under the headings “Risk Factors” and “Management’s discussion and analysis of financial condition and results of operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

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

TTI generated more than 99% of its revenue from its three core business segments in the test and measurement industry, i.e. manufacturing of test equipment, testing services and distribution of test equipment during the six months ended December 31, 2013. To reduce our risks associated with sole industry focus and customer concentration, the Company expanded its business into real estate investment and the oil and gas equipment fabrication business in 2007 and 2009, respectively. However, in the fourth quarter of fiscal 2013, the Company decided to discontinue its oil and gas equipment fabrication business, which segment is considered a discontinued operation.

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

Real Estate

Beginning in 2007, TTI has invested in real property in Chongqing, China, which has generated investment income from the rental revenue from real estate we purchased in Chongqing, China, and investment returns from deemed loan receivables, which are classified as other income. The rental income is generated from the rental properties in MaoYe, JiangHuai and FuLi in Chongqing, China. The investment which is deemed a loan receivable generates investment returns from the investments in JiaSheng and JiangHuai.

Fabrication – Discontinued Operations

We have fabricated equipment structures used in the oil and gas industry at our subsidiary, PT SHI Indonesia (“PT SHI”), in Indonesia. As more fully described elsewhere in this Form 10-Q, in the second quarter of fiscal 2013 management terminated the lease of the fabrication yard and decided to outsource fabrication projects to service providers who have facilities to undertake such projects. In the fourth quarter of fiscal 2013 management decided to discontinue this operation.

Index

Second Quarter Fiscal 2014 Highlights

•	Manufacturing segment revenue increased by $1,289, or 41.9%, to $4,368 for the second quarter of fiscal 2014, compared to $3,079 for the same period in fiscal 2013.
•	Testing segment revenue increased by $828, or 22.0%, to $4,597 for the second quarter of fiscal 2014, compared to $3,769 for the same period in fiscal 2013.
•	Distribution segment revenue decreased by $12, or 3.5%, to $328 for the second quarter of fiscal 2014, compared to $340 for the same period in fiscal 2013.
•	Real estate segment revenue increased by $13, or 39.4%, to $46 for the second quarter of fiscal 2014, compared to $33 for the same period in fiscal 2013.
•	The overall gross profit margins decreased by 0.1% to 21.3% for the second quarter of fiscal 2014, from 21.4% for the same period in fiscal 2013.
•	Loss from operations decreased by $208 to $106 for the second quarter of fiscal 2014, compared to $314 for the same period in fiscal 2013.
•	General and administrative expenses as a percentage of revenue decreased by 3.4% to 19.7% for the second quarter of fiscal 2014, from 23.1% for the same period in fiscal 2013.
•	Selling expenses as a percentage of revenue increased by 0.5% to 2.2% for the second quarter of fiscal 2014, from 1.7% for the same period in fiscal 2013.
•	Net loss attributable to Trio-Tech International for the second quarter of 2014 was $365 as compared to $506 for the same period in fiscal 2013.

Results of Operations and Business Outlook

The following table sets forth our revenue components for the three and six months ended December 31, 2013 and 2012, respectively.

Revenue Components	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Revenue:
Manufacturing	46.8%	42.6%	45.5%	49.8%
Testing Services	49.2	52.2	45.9	45.7
Distribution	3.5	4.7	8.1	4.1
Real Estate	0.5	0.5	0.5	0.4

Total	100.0%	100.0%	100.0%	100.0%

Revenue for the three months and six months ended December 31, 2013 was $9,339 and $18,836, respectively, an increase of     $2,118 and $2,040, respectively, when compared to the revenue for the same periods of the prior fiscal year. As a percentage, revenue increased by 29.3% and 12.1% for the three and six months ended December 31, 2013, respectively, when compared to total revenue for the same periods of the prior year.

For the three months ended December 31, 2013, the increase in revenue was primarily due to an increase in revenue in the testing segment in our China operations, an increase in revenue in the manufacturing segment in our Singapore operations and an increase in revenue from the real estate segment in China, but partially offset by a decrease in revenue in the testing segment in our Singapore and Thailand operations and in the distribution segment.

For the six months ended December 31, 2013, the increase in revenue was primarily due to an increase in revenue in the manufacturing segment in our Singapore operations, in the testing segment in our Malaysia and Tianjin, in our China operations, in the distribution segment in our Singapore operation and in the real estate segment in China. The increase in revenue was partially offset by the decrease in revenue in the testing segment in our Singapore operation and Suzhou in our China operations.

Revenue into and within China, the Southeast Asia regions and other countries (except revenue into and within the United States) increased by $2,069 (or 29.8%) to $9,013, and by $2,297 (or 14.4%) to $18,230 for the three months and six months ended December 31, 2013, respectively, as compared with $6,944 and $15,933, respectively, for the same periods of last fiscal year.

Revenue into and within the United States was $326 and $606 for the three months and six months ended December 31, 2013, respectively, an increase of $49 and a decrease of $257, respectively, from $277 and $863 for the same periods of last fiscal year, respectively. The increase in the three months result was mainly due to an increase in orders from our customers in the U.S. market in the second quarter of fiscal 2013 as compared to the same period in the last fiscal year.  However, for the six months result, there was a decrease in revenue due to the lower orders received in the first quarter of fiscal 2014 and the delay in delivering certain orders to our customers during the second quarter of fiscal 2014, as compared to the same period in the last fiscal year.

Index

Revenue for the three and six months ended December 31, 2013 can be discussed within the four segments as follows:

Manufacturing Segment

Revenue in the manufacturing segment as a percentage of total revenue was 46.8% and 45.5% for the three and six months ended December 31, 2013, respectively, an increase of 4.2% and a decrease of 4.3% of total revenue, respectively, when compared to the same periods of the last fiscal year.  The absolute amount of revenue increased by $1,289 to $4,368 from $3,079 and increased by $198 to $8,569 from $8,371 for the three and six months ended December 31, 2013, respectively, compared to the same periods of the last fiscal year.

Revenue in the manufacturing segment for the three month period ended December 31, 2013 increased in the Singapore operations due to an increase in capital spending by one of our major customers as compared to the same period of last fiscal year. The revenue in the manufacturing segment from this major customer accounted for 62.2% and 51.5% of our total revenue in the manufacturing segment for the three months ended December 31, 2013 and 2012, respectively.

Revenue in the manufacturing segment for the six month period ended December 31, 2013 increased in the Singapore operations. Though the revenue from the manufacturing segment in the first quarter of fiscal 2014 was lower than that of the same period in last year, the increase in the second quarter of fiscal 2014, which was due to an increase in capital spending by one of our major customers, enabled us to increase the revenue. This increase was partially offset by the decrease in revenue in the U.S. operation for the six month period ended December 31, 2013, as compared to the same period of the last fiscal year. The revenue in the manufacturing segment from this major customer accounted for 57.3% and 64.5% of our total revenue in the manufacturing segment for the six months ended December 31, 2013 and 2012, respectively.

The future revenue in our manufacturing segment will be significantly affected by the purchase and capital expenditure plans of this major customer, if the customer base cannot be increased.

Testing Services Segment

Revenue in the testing segment as a percentage of total revenue was 49.2% and 45.9% for the three and six months ended December 31, 2013, respectively, a decrease of 3.0% and an increase of 0.2%, respectively, of total revenue when compared to the same periods of the last fiscal year.  The absolute amount of revenue increased by $828 to $4,597 from $3,769 and by $967 to $8,645 from $7,678 for the three and six months ended December 31, 2013, respectively, compared to the same periods of the last fiscal year.

Revenue in the testing segment for the three and six month period ended December 31, 2013 increased primarily due to an increase in testing volume in our China and Malaysia operations, but partially offset by a decrease in testing volume in our Singapore and Thailand operations. The increase in testing volume in our China operations was mainly caused by an increase in orders from our major customers due to the increase in demand for our customers’ products. The decrease in our testing volume in the Singapore operation was due to the decrease in the volume from our customers due to lower demand for their products produced in Singapore. The Thailand operations had lower volume in the second quarter of this fiscal year as compared to the second quarter of the previous fiscal year, because of the shutdown of our customers’ production facilities during December 2013 caused by the political situation in Thailand.

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

Distribution Segment

Revenue in the distribution segment accounted for 3.5% and 8.1% of total revenue for the three and six months ended December 31, 2013, respectively, a decrease of 1.2% and an increase of 4.0%, respectively, when compared to the same periods of the prior fiscal year.  The absolute amount of revenue decreased by $12 to $328 from $340, and increased by $848 to $1,532 from $684 for the three and six months ended December 31, 2013, respectively, compared to the same periods of the last fiscal year.

Revenue in the distribution segment for the three month period ended December 31, 2013 decreased primarily due to a delay in our delivery of an order to our existing customer. The change in specifications required by such customer caused the delay in delivering such order.

Index

Revenue in the distribution segment for the six month period ended December 31, 2013 increased primarily due to the increase in sales during the first quarter of fiscal 2013 as compared to the same period in the last fiscal year. Demand for the distribution segment varies depending on the demand for our customers’ products and the changes taking place in the market and our customers’ forecasts.  Hence it is difficult to accurately forecast fluctuations in the market.

Real Estate Segment

The real estate segment accounted for 0.5% of total net revenue for the three months ended December 31, 2013 and 2012. The real estate segment accounted for 0.5% for the six months ended December 31, 2013, an increase of 0.1% from 0.4% for the same period in the last fiscal year. The absolute amount of revenue in the real estate segment increased by $13 to $46 from $33 and by $27 to $90 from $63 for the three and six months ended December 31, 2013, respectively, compared to the same periods of the last fiscal year. The increase was primarily due to an increase in rental income in the real estate segment for the three and six months ended December 31, 2013 as described below.

The two main revenue components for the real estate segment were investment income and rental income.

No investment income was recorded as “revenue” for the three months ended December 31, 2013 and 2012. Income of $51 and $102 for each of the three months ended December 31, 2013 and 2012 from certain of our property development investments was reclassified to loan receivables commencing in the third quarter of fiscal 2011 in accordance with ASC Topic 310-10-25 Receivables. Such income is included in “Other Income.”

Rental income for the three and six months ended December 31, 2013 was $46 and $90 respectively, as compared to $33 and $63, respectively, for the same periods of the last fiscal year. The increase of $13 and $27, respectively, was primarily due to the new lease rental agreement for three units in JianHuai rental property, signed during the fourth quarter of fiscal 2013 and by the increase in rental in JiaSheng and FuLi rental properties. The units in JiangHuai did not generate such rental income in the same period of the last fiscal year.

“Investment in unconsolidated joint venture” as shown in the balance sheet consists of the cost of an investment in a joint venture, in which we have a 10.0% interest. Prior to the first quarter of fiscal 2012, the investment in this China affiliate was recorded on the equity basis. In the first quarter of fiscal 2012, we concluded that we could no longer exert significant influence on the operating and financial activities of the joint venture. Therefore, effective September 29, 2011, we began accounting for this investment using the cost method. During the second quarter of fiscal 2014, TTCQ disposed of its 10% interest in the joint venture. The joint venture had to raise funds for the development of the project. As a joint-venture partner TTCQ was required to stand guarantee for the funds to be borrowed; considering the amount of borrowing, the risk involved was higher than the investment made and hence TTCQ decided to dispose of the 10% interest in the joint venture investment. On October 2, 2013, TTCQ entered into a share transfer agreement with Chongqing Jun Zhou Co Ltd. (“Jun Zhou”). Based on the agreement, the purchase price was to be paid through (1) non-monetary consideration consisting of commercial units measuring 668 square meters to be delivered in June 2015 and (2) sixteen quarterly equal installments of RMB 500 per quarter commencing from January 2014. Based on ASC Topic 845 Non-monetary consideration, the Company deferred the recognition of the gain or loss on disposal of the 10% interest in joint venture investment, until such time that the consideration is paid so that the gain or loss can be ascertained. Hence the recorded value of the disposed investment amounting to $804 is classified as “other assets” under non-current assets, since it is considered a down-payment for the purchase of the commercial property in Chongqing.

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

Index

Comparison of the Second Quarter Ended December 31, 2013 (“Q2 2014”) and December 31, 2012 (“Q2 2013”)

The following table sets forth certain consolidated statements of income data as a percentage of revenue for the second quarters of fiscal 2014 and 2013, respectively:

	Three Months Ended December 31,
	2013	2012
Revenue	100.0%	100.0%
Cost of sales	78.7	78.6
Gross Margin	21.3%	21.4%
Operating expenses
General and administrative	19.7%	23.0%
Selling	2.2	1.7
Research and development	0.5	1.0
Impairment loss	0.0	0.0
Gain on disposal of PP&E	0.0	0.0
Total operating expenses	22.4%	25.7%
Loss from Operations	(1.1)%	(4.3)%

Overall Gross Margin

Overall gross margin as a percentage of revenue decreased by 0.1% to 21.3% for the three months ended December 31, 2013, from 21.4% for the same period of the last fiscal year, primarily due to a decrease in the gross profit margin in the manufacturing and distribution segments. The decrease was partially offset by an increase in gross profit margin in the testing and real estate segments. In terms of absolute dollar amounts, gross profits increased by $439 to $1,987 for the three months ended December 31, 2013, from $1,548 as compared to the same period of the last fiscal year.

Gross profit margin as a percentage of revenue in the manufacturing segment decreased by 4.9% to 13.3% for the three months ended December 31, 2013, from 18.2% in the same period of the last fiscal year. The decrease in gross margin was due to the change in product mix, as this segment increased sales of products that had lower profit margin items insufficient to offset the increase in gross margin due to the change in product mix in the manufacturing segment as compared to the same period of last fiscal year. The increase in revenue in our Singapore operation was primarily due to the increase in orders from products with lower gross profit margin. In absolute dollar amounts, gross profits in the manufacturing segment increased by $20 to $580 for the three months ended December 31, 2013 from $560 for the same period of last fiscal year.

Gross profit margin as a percentage of revenue in the testing segment increased by 4.6% to 29.2% for the three months ended December 31, 2013, from 24.6% in the same period of the last fiscal year.   The increase was primarily due to an increase in testing volume in our Malaysia operations and in Tianjin and Suzhou in our China operations, which was partially offset by the decrease in testing volume in our Singapore and Thailand operations.  Significant portions of our cost of goods sold are fixed in the testing segment.  Thus, as the demand of services and factory utilization increase, the fixed costs are spread over the increased output, which increases the gross profit margin. The Tianjin and Suzhou in our China operations and the Malaysia operations increased their space utilization and the Singapore and Thailand operations decreased their space utilization. Thailand was affected by a slowdown caused by the shutdown of the production facilities of our customers due to the political situation during December 2013. In absolute dollar amounts, gross profit in the testing segment increased by $417 to $1,344 for the three months ended December 31, 2013 from $927 for the same period of the last fiscal year.

The gross profit margin of the distribution segment is not only affected by the market price of our products, but also our product mix, which changes frequently as a result of changes in market demand. Gross profit margin as a percentage of revenue in the distribution segment decreased by 1.7% to 15.9% for the three months ended December 31, 2013, from 17.6% in the same period of the last fiscal year. The decrease in gross margin as a percentage of revenue was due to the change in product mix, as this segment increased sales of products that had lower profit margin items insufficient to offset the decrease in gross margin due to the change in product mix in the distribution segment as compared to the same period of last fiscal year. In terms of absolute dollar amounts, gross profit in the distribution segment for the three months ended December 31, 2013 was $52, a decrease of $8 as compared to $60 in the same period of last fiscal year.

Index

Gross profit margin as a percentage of revenue in the real estate segment was 23.9% for the three months ended December 31, 2012, an increase of 20.9% as compared to 3.0% in the same period of the last fiscal year. In absolute dollar amounts, gross profit in the real estate segment for the three months ended December 31, 2013 was $11, an increase of $10 from $1 in the same period of last fiscal year.  The increase in the gross profit margin as a percentage of revenue was due to an increase in rental revenue, as new rental contracts were entered into in the fourth quarter of fiscal 2013 and also due to an increase in rental due from the renewal of rental agreements. The increase in rental revenue does not have a direct impact on its cost, hence resulting in a higher gross margin.

Operating Expenses

Operating expenses for the second quarters of fiscal 2014 and 2013 were as follows:

	Three Months Ended December 31,
(Unaudited)	2013	2012
General and administrative	$1,838	$1,664
Selling	208	126
Research and development	49	72
Gain on disposal of Property, plant and equipment	(2)	-
Total	$2,093	$1,862

General and administrative expenses increased by $174, or 10.5%, from $1,664 to $1,838 for the three months ended December 31, 2013 compared to the same period of last fiscal year. The increase in the general and administrative expenses was mainly attributable to the increase in the expenses in the U.S. corporate office, the increase in expenses in the testing segments in China, Malaysia and the U.S., and the increase in expenses in the distribution segment in the Singapore operation, which was partially offset by the decrease in expenses in the testing segment in the Singapore and Thailand operation. The increase was primarily in the Corporate office; stock option expenses in Corporate for the second quarter of fiscal 2014 which was $86 as compared to $8 for the same period of last fiscal year, and there was an increase in travel expenses. In the testing segment in the Tianjin operations, general and administrative expenses increased primarily due to an increase in scale of operations.

Selling expenses increased by $82, or 65.07%, for the three months ended December 31, 2013, from $126 to $208 compared to the same period of the last fiscal year. The increase was mainly due to an increase in travel expenses and commission expenses as the commissionable revenue increased in the Singapore operation.

Loss from Operations

Loss from operations decreased by $208 to $106 for the three months ended December 31, 2013 as compared to a loss from operations of $314 for the same period of the last fiscal year. The decrease in loss from operations was mainly due to the increase in revenue and gross margin, but was partially offset by the increase in operating expenses, as previously discussed.

Interest Expense

Interest expense for the second quarter of fiscal 2014 and 2013 was as follows:

	Three Months Ended December 31,
(Unaudited)	2013	2012
Interest expenses	$(66)	$(76)

Interest expense decreased by $10 to $66 for the three months ended December 31, 2013, primarily due to payment of credit facilities to a bank and a decreasing line of credit utilized in the Singapore operation. We are trying to keep our debt at a minimum in order to save financing costs.  As of December 31, 2013, the Company had an unused line of credit of $5,645.

Income Tax Benefit / (Expenses)

Income tax benefits for the three months ended December 31, 2012 was $39, as compared to income tax expenses of $2 for the same quarter last fiscal year. The increase in income tax benefit was mainly due to deferred tax for the timing difference recorded for the three months ended December 2013 as compared to the same period in the previous fiscal year. Although the China operation increased its taxable income, loss carry-forwards in that operation helped to reduce tax expenses.

Index

Non-controlling Interest

As of December 31, 2012, we held a 55% interest in Trio-Tech (Malaysia) Sdn. Bhd., Trio-Tech (Kuala Lumpur) Sdn. Bhd., SHI International Pte. Ltd., PTSHI Indonesia, and a 76% interest in Prestal Enterprise Sdn. Bhd. The non-controlling interest for the three months ended December 31, 2013, in the net loss of subsidiaries, was $3, an improvement of $85 compared to the non-controlling interest in the net loss of $88 for the same period of the previous fiscal year.  The decrease in the non-controlling interest in the net loss of subsidiaries was attributable to the lower net loss generated by SHI International Pte. Ltd. and its subsidiary PT SHI Indonesia amounting to $13 as compared to $126 in the previous fiscal year, which was partially offset by the lower net income generated by the Malaysia operations amounting to $10 as compared to $38 for the same period in the previous fiscal year.

Loss from Discontinued Operations

Loss from discontinued operations of the fabrication segment was $17 for the three months ended December 31, 2013 as compared to $132 for the same period of the last fiscal year.

Net Loss

Net loss was $365 for the three months ended December 31, 2013, as compared to a net loss of $506 for the three months ended December 31, 2012. The decrease in net loss was mainly due to an increase in revenue and gross margin, but partially offset by the increase in operating expenses, as previously discussed.

Loss per Share

Basic and diluted loss per share from continuing operations for the three months ended December 31, 2013 was $0.10 compared to basic and diluted loss per share of $0.12 in the same period of the last fiscal year. Decrease in loss per share was mainly due to increase in revenue, increase in gross margin partially offset by the increase in operating expenses, as discussed earlier. The increase in the shares outstanding due to exercising the stock option also helped the decrease in the loss per share.

Basic and diluted loss per share from the discontinued operations was nil and $0.03 for the three months ended December 31, 2013 and 2012, respectively. Decrease in loss per share in the discontinued operations was mainly because the operations was discontinued in the fourth quarter of fiscal 2013, hence during the second quarter of fiscal 2013 there were expenses being incurred. There was no such expense in the second quarter of fiscal 2014. The increase in the shares outstanding due to exercising the stock option also helped the decrease in the loss per share.

Segment Information

The revenue, gross margin and income from each segment for the second quarter of fiscal 2014 and the second quarter of fiscal 2013, respectively, are presented below. As the revenue and gross margin for each segment have been discussed in the previous section, only the comparison of income from operations is discussed below.

Manufacturing Segment

The revenue, gross margin and loss from operations for the manufacturing segment for the second quarter of fiscal 2014 and 2013 were as follows:

	Three Months Ended December 31,
(Unaudited)	2013	2012
Revenue	$4,368	$3,079
Gross margin	13.3%	18.2%
Loss from operations	$(201)	$(191)

Loss from operations in the manufacturing segment increased by $10 to a loss of $201 for the three months ended December 31, 2013 from a loss of $191 in the same period of the last fiscal year. The increase was primarily due to an increase in the operating expenses, but partially offset by an increase in revenue and an increase in the gross margin as discussed earlier. Operating expenses for the manufacturing segment were $781 and $751 for the three months ended December 31, 2013 and 2012, respectively.  The increase in operating expenses of $30 was mainly due to an increase in selling expenses of $71 and increase in allocation of corporate expenses, which was partially offset by the decrease in general and administrative expenses and research and development expenses, as compared to the same period of last fiscal year. The increase in selling expenses was mainly due to the increase in commissionable sales.

Index

Testing Segment

The revenue, gross margin and income / (loss) from operations for the testing segment for the second quarter of fiscal 2014 and 2013 were as follows:

	Three Months Ended December 31,
(Unaudited)	2013	2012
Revenue	$4,597	$3,769
Gross margin	29.2%	24.6%
Income / (Loss) from operations	$289	$(34)

Income from operations in the testing segment for the three months ended December 31, 2013 was $289, an improvement of $323 compared to a loss of $34 in the same period of the last fiscal year. The improvement in operating results was attributable to an increase of $417 in gross margin, as discussed earlier, which was partially offset by the increase of $94 in operating expenses.  Operating expenses were $1,055 and $961 for the three months ended December 31, 2013 and 2012, respectively. The increase in operating expenses was mainly attributable to an increase in general and administrative expenses, an increase in selling expenses and an increase in the allocation of the corporate charges. Corporate charges are allocated on a predetermined fixed charge basis. The operating expenses also increased in the Malaysia and China operations, but were partially offset by the decrease in operating expenses in the Singapore and Thailand operations, as compared to the same period of last fiscal year.

Distribution Segment

The revenue, gross margin and income from operations for the distribution segment for the second quarter of fiscal 2014 and 2013 were as follows:

	Three Months Ended December 31,
(Unaudited)	2013	2012
Revenue	$328	$340
Gross margin	15.9%	17.6%
Income from operations	$7	$38

Income from operations in the distribution segment decreased by $31 to $7 for the three months ended December 31, 2013, as compared to $38 in the same period of the last fiscal year. The decrease in operating income was mainly due to a decrease in revenue and decrease in gross profit of $8 and an increase in operating expenses mainly due to general and administrative expenses and increase in allocation of corporate charges. Operating expenses were $45 and $22 for the three months ended December 31, 2013 and 2012, respectively.

Real Estate Segment

The revenue, gross margin and loss from operations for the real estate segment for the second quarters of fiscal 2014 and 2013 were as follows:

	Three Months Ended December 31,
(Unaudited)	2013	2012
Revenue	$46	$33
Gross margin	23.9%	3.0%
Loss from operations	$(22)	$(57)

Loss from operations in the real estate segment for the three months ended December 31, 2013 was $22, a decrease of $35 compared to a loss of $57 for the same period of the last fiscal year.  The decrease in operating loss was mainly due to a decrease in operating expenses by $25. The operating expenses were $33 and $57 for the three months ended December 31, 2013 and 2012, respectively. The decrease in operating expenses as compared to the same quarter in last fiscal year was primarily due to a decrease in traveling expenses.

Index

Corporate

The loss from operations for corporate for the second quarters of fiscal 2014 and 2013 were as follows:

	Three Months Ended December 31,
(Unaudited)	2013	2012
Loss from operations	$(178)	$(60)

Corporate operating loss increased by $118 to $178 for the three months ended December 31, 2013 from $60 in the same period of the last fiscal year.  The increase in operating loss was mainly due to an increase in stock option expenses and travel expenses, though partially offset by the increase in corporate overhead recharged (as corporate overhead is recharged based on a pre-determined fixed amount).  Stock option expenses during the three months ended December 31, 2013 were $86 as compared to $8 for the same period of last fiscal year.

Comparison of the Six Months Ended December 31, 2013 and December 31, 2012

	Six Months Ended December 31,
	2013	2012
Revenue	100.0%	100.0%
Cost of sales	78.3	79.8
Gross Margin	21.7%	20.2%
Operating expenses
General and administrative	19.5%	20.3%
Selling	2.2	1.5
Research and development	0.5	0.9
Impairment loss	0.0	0.0
Gain on disposal of PP&E	0.1	0.0
Total operating expenses	22.3%	22.7%
Loss from Operations	(0.6)%	(2.5)%

Overall Gross Margin

Overall gross margin as a percentage of revenue increased by 1.5% to 21.7% for the six months ended December 31, 2013, from 20.2% in the same period of the last fiscal year, primarily due to an increase in the gross profit margin in the manufacturing, distribution and real estate segments, which was partially offset by a decrease in the gross profit margin in the testing segment. In terms of absolute dollar amounts, gross profits increased by $691 to $4,078 for the six months ended December 31, 2013, from $3,387 for the same period of the last fiscal year.

Gross profit margin as a percentage of revenue in the manufacturing segment increased by 2.8% to 16.0% for the six months ended December 31, 2013, from 13.2% in the same period of the last fiscal year. In terms of absolute dollar amounts, the gross profit increased by $272 to $1,375 for the six months ended December 31, 2013 as compared to $1,103 for the same period in last fiscal year. The improvement in absolute dollar amount of gross margin was primarily due to an increase in revenue in the Singapore operations. The increase in revenue was higher than the increase in cost of sales for the six months ended December 31, 2013.

Gross profit margin as a percentage of revenue in the testing segment decreased by 0.7% to 27.4% for the six months ended December 31, 2013 from 28.1% in the same period of the last fiscal year. Thailand operations decreased its revenue and gross margin during the six months ended December 31, 2013 as compared to the same period of the last fiscal year. Thus, as the demand of services and factory utilization decreases, the fixed costs are spread over the decreased output, which decreases the gross profit margin. During the second quarter of fiscal 2014, the Thailand operation was affected by a slowdown caused by the shutdown of customers’ production facilities due to political conditions in Thailand. In terms of absolute dollar amounts, gross profit in the testing segment increased by $208 to $2,367 for the six months ended December 31, 2013, from $2,159 for the same period of the last fiscal year. Gross profit in absolute dollar increased in our Tianjin, Suzhou and Malaysia operations, which profit was partially offset by the decrease in our Singapore and Thailand operations.

Gross profit margin as a percentage of revenue in the distribution segment increased by 2.0% to 20.6% for the six months ended December 31, 2013, from 18.6% for the same period of the last fiscal year.  The increase was due to a change in product mix, as this segment increased sales of products that had higher profit margin items sufficient to offset the decrease in gross margin due to the change in product mix in the distribution segment as compared to the same period of last fiscal year.  In terms of absolute dollar amounts, gross profit in the distribution segment for the six months ended December 31, 2013 was $316, an increase of $189 as compared to $127 in the same period of the last fiscal year. The gross profit margin of the distribution segment was not only affected by the market price of our products, but also our product mix, which changes frequently as a result of changes in market demand.

Index

Gross profit margin as a percentage of revenue in the real estate segment was 22.2% for the six months ended December 31, 2013, an increase of 25.4% from a negative 3.2% for the same period in the last fiscal year. In terms of absolute dollar amounts, gross profit in the real estate segment for the six months ended December 31, 2013 was $20, an improvement of $22 from a negative $2 in the same period of the last fiscal year.  The increase in the gross profit margin as a percentage of revenue was due to an increase in rental revenue, as certain properties commenced their rental in the fourth quarter of fiscal 2013 and certain rental agreements were renewed at a higher rent.

Operating Expenses

Operating expenses for the six months ended December 31, 2013 and 2012 were as follows:

	Six Months Ended December 31,
(Unaudited)	2013	2012
General and administrative	$3,672	$3,416
Selling	413	253
Research and development	101	145
Impairment loss	-	-
(Gain) / Loss on disposal of PP&E	11	(3)
Total	$4,197	$3,811

General and administrative expenses increased by $256, or 7.5%, from $3,416 to $3,672 for the six months ended December 31, 2013 compared to the same period of the last fiscal year, primarily in the corporate office in the U.S., the distribution segment and the manufacturing segment in the Singapore operations, but were partially offset by the decrease in expenses in the testing segment and real estate segment in the China operation. The increase in general and administrative expenses was mainly attributable to an increase in stock option expenses and an increase in traveling expenses in the corporate office and an increase in general and administrative expenses such as salary and staff related expenses in the Tianjin operations for the six months ended December 31, 2013 as compared to the same period of last fiscal year.

Selling expenses increased by $160, or 63.2%, for the six months ended December 31, 2013, from $253 to $413 compared to the same period of the last fiscal year, which was mainly due to an increase in commission expenses as a result of an increase in commissionable sales in the manufacturing segment in our Singapore operations.

Loss from Operations

Loss from operations decreased by $305 from $424 to $119 for the six months ended December 31, 2013 as compared to the same period of the last fiscal year, mainly due to an increase in revenue and gross profit margin which was partially offset by the increase in operating expenses.

Interest Expenses

Interest expenses for the six months ended December 31, 2013 and 2012 were as follows:

	Six Months Ended December 31,
(Unaudited)	2013	2012
Interest expenses	$(134)	$(154)

Interest expenses decreased by $20 to $134 from $154 for the six months ended December 31, 2013 as compared to the same period of the last fiscal year due to repayment and reducing the credit facilities to the Singapore operation for working capital.

Income Tax Benefit / (Expenses)

Income tax benefit for the six months ended December 31, 2013 was $82, a decrease of $40 compared to income tax benefit of $122 for the same period of the last fiscal year.  The decrease in income tax benefit was mainly due to a decrease in deferred tax for the timing difference recorded for the six months ended December 2013, as compared to the same period in the previous fiscal year.

Index

Non-controlling Interest

As of December 31, 2013, we held a 55% interest in Trio-Tech Malaysia, Trio-Tech (Kuala Lumpur) Sdn. Bhd., SHI International Pte. Ltd., PTSHI Indonesia, and a 76% interest in Prestal Enterprise Sdn. Bhd. The non-controlling interest for the six months ended December 31, 2013, in the net income of subsidiaries, was $98 as compared to the non-controlling interest in the net loss of $112 for the same period of the last fiscal year. The increase in the non-controlling interest in the net income of subsidiaries was attributable to the increase in net income generated by the Malaysia testing operation as a result of an increase in revenue, which was partially offset by net loss suffered in the discontinued fabrication segment of the SHI Singapore operation as compared to the same period in the prior fiscal year.

Loss from Discontinued Operations

Loss from discontinued operations was $40 for the six months ended December 31, 2013 as compared to $242 for the same period of the last fiscal year.

Net Loss

Net loss was $382 for the six months ended December 31, 2013, a $141 improvement from a $523 net loss for the same period in the last fiscal year. The decrease in net loss was mainly due to an increase in revenue and increase in gross margin, which was partially offset by the increase in operating expenses as discussed above.

Loss per Share

Basic and diluted loss per share from continuing operations for the six months ended December 31, 2013 was $0.10 compared to basic and diluted loss per share of $0.09 in the same period of the last fiscal year.  Increase in loss per share was mainly due to stock option expenses of $200 for the six months ending December 31, 2013, as discussed earlier. The increase in the shares outstanding due to exercising the stock option helped to reduce the increase in the loss per share.

Basic and diluted loss per share from discontinued operations for the six months ended December 31, 2013 was $0.01 compared to basic and diluted loss per share of $0.07 in the same period of the last fiscal year. Decrease in loss per share in the discontinued operations was mainly because the operations was discontinued in the fourth quarter of fiscal 2013, hence during the second quarter of fiscal 2013 there were expenses being incurred. There was no such expense for the six months ended December 31, 2013. The increase in the shares outstanding due to exercising the stock option also helped the decrease in the loss per share.

Segment Information

The revenue, gross profit margin and income or loss from each segment for the six months ended December 31, 2013 and 2012, respectively, are presented below.  As the segment revenue and gross margin for each segment have been discussed in the previous section, only the comparison of income from operations is discussed below.

Manufacturing Segment

The revenue, gross margin and loss from operations for the manufacturing segment for the six months ended December 31, 2013 and 2012 were as follows:

	Six Months Ended December 31,
(Unaudited)	2013	2012
Revenue	$8,569	$8,371
Gross margin	16.0%	13.2%
Loss from operations	$(328)	$(431)

Loss from operations from the manufacturing segment decreased by $103 to $328 for the six months ended December 31, 2013 from $431 in the same period of the last fiscal year, primarily due to an increase in revenue by $198, resulting in an increase in gross profit by $272, as discussed earlier. Operating expenses for the manufacturing segment were $1,703 and $1,534 for the six months ended December 31, 2013 and 2012, respectively. The increase in operating expenses of $169 was mainly due to an increase in selling expenses, an increase in general and administrative expenses and an increase in allocation of corporate charges.  Corporate expenses charged in fiscal 2014 were based on a pre-determined fixed amount, which was higher than the previous fiscal year in Singapore operations for the six months ended December 31, 2013. This increase was partially offset by the decrease in research and development expenses due to reduction in headcount caused by the staff turnover.

Index

Testing Segment

The revenue, gross margin and income from operations for the testing segment for the six months ended December 31, 2013 and 2012 were as follows:

	Six Months Ended December 31,
(Unaudited)	2013	2012
Revenue	$8.645	$7,678
Gross margin	27.4%	28.1%
Income from operations	$391	$70

Income from operations in the testing segment for the six months ended December 31, 2013 was $391, an improvement of $321 compared to $70 in the same period of the last fiscal year.  The increase in operating income was attributable to an increase of $208 in gross profit and a decrease of $113 in operating expenses.  Operating expenses were $1,976 and $2,089 for the six months ended December 31, 2013 and 2012, respectively. The decrease in operating expenses was mainly attributable to a decrease in operating expenses in the Singapore, Malaysia and Thailand operations, which was partially offset by an increase in operating expenses in our China operations.

Distribution Segment

The revenue, gross margin and income from operations for the distribution segment for the six months ended December 31, 2013 and 2012 were as follows:

	Six Months Ended December 31,
(Unaudited)	2013	2012
Revenue	$1,532	$684
Gross margin	20.6%	18.6%
Income from operations	$199	$84

Income from operations in the distribution segment increased by $115 to $199 for the six months ended December 31, 2013 from $84 for the same period of last year. The increase in operating income was mainly due to an increase in revenue and an increase in gross profit. Gross profit increased by $189, which was partially offset by an increase in operating expenses of $74. Operating expenses were $117 and $43 for the six months ended December 31, 2013 and 2012, respectively. The increase in operating expenses was mainly due to an increase in general and administrative expenses, an increase in allocation of corporate expenses on a predetermined fixed charge basis which was higher than that of the same period in last fiscal year, and an increase in selling expenses caused by the increase in commission expenses which was due to an increase in commissionable sales.

Real Estate Segment

The revenue, gross margin and loss from operations for the real estate segment for the six months ended December 31, 2013 and 2012 were as follows:

	Six Months Ended December 31,
(Unaudited)	2013	2012
Revenue	$90	$63
Gross margin	22.2%	(4.8)%
Loss from operations	$(45)	$(121)

Loss from operations in the real estate segment for the six months ended December 31, 2013 was $45, a decrease of $76 compared to a loss of $121 for the same period of the last fiscal year.  The decrease in operating loss was mainly due to a decrease in operating expenses. Operating expenses decreased by $54 to $65 for the six months ended December 31, 2013 as compared to $119 for the same period in the last fiscal year. The decrease in operating expenses was mainly due to a decrease in allowance for doubtful receivables, as previously discussed, which was offset by the increase in gross margin as discussed earlier.

Index

Corporate

The loss from operations for corporate for the six months ended December 31, 2013 and 2012 were as follows:

	Six Months Ended December 31,
(Unaudited)	2013	2012
Income / (Loss) from operations	$(335)	$7

Corporate operating losses for the six months ended December 31, 2013 was $335, compared to an operating income of $7 for the same period of the last fiscal year.  This was mainly due to an increase in stock option expenses and travel expenses, and a decrease in corporate charges allocated to subsidiaries. Corporate expenses are recharged based on a pre-determined fixed amount. The corporate expenses recharged for the six months ended December 31, 2013 were $506 as compared to $511 for the same period in last fiscal year. The stock option expenses for the six months ended December 31, 2013 were $200, an increase of $181 from $19 for the same period in the last fiscal year.

Financial Condition

During the six months ended December 31, 2013 total assets decreased by $1,348, from $36,044 as at June 30, 2013 to $34,696 as at December 31, 2013. The decrease in total assets was primarily due to a decrease in cash and cash equivalent, other receivables, inventories, loan receivables from property development projects, investments, investment in properties and restricted term deposits, which was partially offset by an increase in trade accounts receivables, prepaid expenses, property, plant and equipment and other assets.

Cash and cash equivalents were $2,574 as at December 31, 2013, reflecting a decrease of $219 from $2,793 as at June 30, 2013, primarily due to increased capital expenditure in Tianjin, China and the Malaysia operations. Capital expenditures increased by $956 for the six months ended December 31, 2013 from $1,721 as compared to $765 during the same period in the last fiscal year. This decrease in cash and cash equivalents was partially offset by the collections from the customers.

At December 31, 2013, the trade accounts receivable balance increased by $495 to $9,223 from $8,728 as at June 30, 2013, primarily due to an increase in revenue in the Singapore and China operations for the second quarter of fiscal 2014. The rate of turnover of accounts receivables was 86 days at the end of the second quarter of fiscal 2014 compared to 112 days at the end of the of fiscal year 2013. The increase in accounts receivable turnover was primarily due to collections in the six month period ended December 31, 2013, as compared to the year end of last fiscal year.

At December 31, 2013, other receivables were $326, reflecting a decrease of $667 from $993 as at June 30, 2013. The decrease was primarily due to the decrease in advance payment in our Singapore and Tianjin operations and the decrease in goods and services taxes claimable, as the sales were higher than the purchases during the three months ended December 31, 2013.

At December 31, 2013, loan receivable from property development projects was $826, compared to $1,139 as at June 30, 2013.  The decrease was primarily caused by the allowance for doubtful receivables amounting to RMB 2,000, or approximately $330, which was partially offset by the exchange fluctuation between Chinese renminbi, Singapore dollars and U.S. dollars from June 30, 2013 to December 31, 2013. The loan receivable from property development projects was primarily attributable to a loan receivable from a property development project of RMB 5,000, or approximately $826 based on the exchange rate as on December 31, 2013 published by Monetary Authority of Singapore, from JiaSheng. The investment was classified as a loan based on ASC Topic 310-10-25 Receivables.

Inventory at December 31, 2013 was $1,314, a decrease of $1,149 compared to $2,463 as at June 30, 2013. The decrease in inventory was mainly due to a decrease in the work in progress, raw material and finished goods in the Singapore operations in the second quarter as compared to the fourth quarter of fiscal 2013. The turnover of inventory was 59 days at the end of the second quarter of fiscal 2014 compared to 82 days at the end of fiscal year 2013.  The increase in inventory turnover rate was due to an increase in utilization of the inventory by the Singapore operation in the six month period ended December 31, 2013, as compared to the year end of fiscal 2013.

Prepaid expenses and other current assets were $445 as at December 31, 2013 compared to $358 as at June 30, 2013. The increase of $87 was primarily due to prepayments for insurance by the Singapore and Malaysia operations.

Investments in unconsolidated joint venture decreased by $791 from $791 to nil, mainly due to the disposal of the entire interest in the joint venture. The disposal is recorded at cost and since the disposal is partially for non-monetary consideration, the recording of the gain or loss has been deferred until such period that the gain or loss can be determined based on ASC Topic 845 Non-monetary consideration.

Index

Investment properties in China and Malaysia at December 31, 2013 were $1,861, a decrease of $32 from $1,893 as at June 30, 2013.  The decrease was primarily due to depreciation of $54 charged for the six months ended December 31, 2013, which was partially offset by the exchange fluctuation between Chinese renminbi, Singapore dollars and U.S. dollars from June 30, 2013 to December 31, 2013.

Property, plant and equipment increased by $333 from $12,851 as at June 30, 2013 to $13,184 as at December 31, 2013, mainly due to capital expenditures. Capital expenditures during the six months ended December 31, 2013 was $1,721 as compared to $765 during the same period in the last fiscal year, incurred mostly in the Tianjin and Malaysia operations for the six months ended December 31, 2013. The increase was partially offset by the depreciation charge for the six months ended December 31, 2013.

Other assets as at December 31, 2013 increased by $916 to $1,353, compared to $437 as at June 30, 2013.  The increase in other assets was primarily due to the down payment for the purchase of a commercial property in Chongqing, China, developed by the joint venture. This increase was partially offset by the reclassification of the down payment of fixed assets to property, plant and equipment in the Malaysia and Tianjin operations during the six months ended December 31, 2013.

Lines of credit as at December 31, 2013 decreased by $528 to $3,336, compared to $3,864 as at June 30, 2013. This was mainly due to the payment made by the Singapore operations to repay part of the credit facility.

Accounts payable as at December 31, 2013 increased by $206 to $4,342 from $4,136, mainly because the majority of the purchases and expenses were towards the period ended December 31, 2013 and hence accounts payable to the creditors in Singapore, Malaysia and China operations were not yet due.

Accrued expenses as at December 31, 2013 decreased by $521 to $2,539 from $3,060, mainly due to the fact that year-end accruals settled during the period ended December 31, 2013.

Bank loans payable net of current portion as at December 31, 2013 decreased by $406 to $2,207 from $2,613, mainly due to repayment by our Singapore and Malaysia operations.

Liquidity Comparison

Net cash provided by operating activities decreased by $1,445 to $2,201 for the six months ended December 31, 2013, compared to $3,646 in the same period of the last fiscal year. The decrease in net cash generated by operating activities was primarily due to a decrease in accounts receivables by $5,095 and a decrease in other assets by $1,097, which were partially offset by an increase in payables by $1,842, an increase in other receivable by $1052, and an increase in inventory by $1,019, as previously discussed.

Net cash used in investing activities increased by $1,065 to $1,690 for the six months ended December 31, 2013, compared to $625 for the same period of the last fiscal year.  The increase in cash outflow in the investing activities was primarily due to an increase in capital spending by $956 and maturing deposits of $137, which was partially offset by $28 representing the proceeds from disposal of property, plant and equipment during the six months ended December 31, 2013.

Net cash used in financing activities for the six months ended December 31, 2013 was $671, representing a decrease of $909 compared to $1,580 during the same period of the last fiscal year. The decrease in outflow was mainly due to decrease in repayment of lines of credit by $534 and repayment of bank loans and capital leases of $46 in our Singapore operation, while there was a cash inflow of $342 from the stock options being exercised during the six months ended December 31, 2013, as compared to the same period of last fiscal year.

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

Index

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2013, the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective at a reasonable level.

During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control overall financial reporting.

Index

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

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIO-TECH INTERNATIONAL
By:	/s/ Victor H.M. Ting
VICTOR H.M. TING Vice President and Chief Financial Officer (Principal Financial Officer) Dated: February 14, 2014