Form 10-Q
period 2014-03-31
TRIO TECH INTERNATIONAL
filed 2014-05-14
CIK 732026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

As of May 5, 2014, there were 3,513,055 shares of the issuer’s Common Stock, no par value, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	March 31, 2014	June 30, 2013
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash & cash equivalents	$2,549	$2,793
Short-term deposits	101	104
Trade accounts receivable, less allowance for doubtful accounts of $174 and $139	8,163	8,728
Other receivables	429	993
Loans receivable from property development projects, less allowance for doubtful accounts of $325 and nil	803	1,139
Inventories, less provision for obsolete inventory of $851 and $912	1,823	2,463
Prepaid expenses and other current assets	294	358

Total current assets	14,162	16,578

Investments	-	791
Investment properties, Net	1,785	1,893
Property, plant and equipment, Net	13,024	12,851
Other assets	1,720	437
Restricted term deposits	3,505	3,494
TOTAL ASSETS	$34,196	$36,044

LIABILITIES
CURRENT LIABILITIES:
Lines of credit	$2,875	$3,864
Accounts payable	3,591	4,136
Accrued expenses	3,183	3,060
Income taxes payable	273	459
Current portion of bank loans payable	599	770
Current portion of capital leases	67	105
Total current liabilities	10,588	12,394

Bank loans payable, net of current portion	2,601	2,613
Capital leases, net of current portion	229	228
Deferred tax liabilities	157	191
Other non-current liabilities	38	12
TOTAL LIABILITIES	$13,613	$15,438

Commitment and contingencies	-	-

EQUITY
TRIO-TECH INTERNATIONAL’S SHAREHOLDERS' EQUITY:
Common stock, no par value, 15,000,000 shares authorized; 3,513,055 and 3,321,555 shares issued and outstanding as at March 31, 2014 and as at June 30, 2013, respectively	$10,882	$10,531
Paid-in capital	2,964	2,756
Accumulated retained earnings	1,443	1,668
Accumulated other comprehensive gain-translation adjustments	3,399	3,680
Total Trio-Tech International shareholders' equity	18,688	18,635
Non-controlling interest	1,895	1,971
TOTAL EQUITY	$20,583	$20,606
TOTAL LIABILITIES AND EQUITY	$34,196	$36,044

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
UNAUDITED (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

	Nine Months Ended		Three Months Ended
	March 31,	March 31,	March 31,	March 31,
	2014	2013	2014	2013
Revenue
Products	$13,495	$12,073	$3,394	$3,018
Testing Services	13,244	11,085	4,599	3,407
Others	136	96	46	33

	26,875	23,254	8,039	6,458
Cost of Sales
Cost of products sold	11,305	10,363	2,895	2,538
Cost of testing services rendered	9,420	8,140	3,142	2,621
Others	105	97	35	32

	20,830	18,600	6,072	5,191

Gross Margin	6,045	4,654	1,967	1,267

Operating Expenses:
General and administrative	5,429	4,982	1,757	1,567
Selling	553	399	140	143
Research and development	150	217	49	72
Loss / (gain) on disposal of property, plant and equipment	11	(6)	-	(2)
Total operating expenses	6,143	5,592	1,946	1,780

(Loss) / Income from Operations	(98)	(938)	21	(513)

Other Income / (Expenses)
Interest expenses	(196)	(226)	(62)	(72)
Other income, net	36	388	77	78
Total other income / (expenses)	(160)	162	15	6

(Loss) / Income from Continuing Operations before Income Taxes	(258)	(776)	36	(507)

Income Tax Benefits / (Expenses)	266	96	184	(28)

Income / (loss) from continuing operations before non-controlling interest, net of tax	8	(680)	220	(535)

Discontinued Operations (Note 16)
(Loss) / income from discontinued operations, net of tax	(38)	(541)	34	(52)
NET (LOSS) / INCOME	(30)	(1,221)	254	(587)

Less: net income / (loss) attributable to the non-controlling interest	195	(156)	97	(44)
Net (Loss) / Income Attributable to Trio-Tech International Common Shareholders	$(225)	$(1,065)	$157	$(543)

Amounts Attributable to Trio-Tech International Common Shareholders:
(Loss) / income from continuing operations, net of tax	(204)	(810)	138	(530)
(Loss) / income from discontinued operations, net of tax	(21)	(255)	19	(13)
Net (Loss) / Income Attributable to Trio-Tech International Common Shareholders	$(225)	$(1,065)	$157	$(543)
Comprehensive Income / (Loss) Attributable to Trio-Tech International Common Shareholders:

Net (loss) / income	(30)	(1,221)	254	(587)
Foreign currency translation, net of tax	(394)	665	(249)	(52)
Comprehensive (Loss) / Income	(424)	(556)	5	(639)
Less: comprehensive income / (loss) attributable to the non-controlling interest	82	(8)	88	(61)
Comprehensive Loss Attributable to Trio-Tech International Common Shareholders	$(506)	$(548)	$(83)	$(578)

Basic and Diluted (Loss) / Earnings per Share:
Basic and diluted (loss) / earnings per share from continuing operations attributable to Trio-Tech International	$(0.06)	$(0.24)	$0.04	$(0.15)
Basic and diluted (loss) / earnings per share from discontinued operations attributable to Trio-Tech International	$-	$(0.08)	$0.01	$(0.01)
Basic and Diluted (Loss) / Earnings per Share from Net (Loss) / Income Attributable to Trio-Tech International	$(0.06)	$(0.32)	$0.05	$(0.16)

Weighted average number of common shares outstanding
Basic	3,513	3,322	3,513	3,322
Dilutive effect of stock options	-	-	69	-
Number of shares used to compute earnings per share diluted	3,513	3,322	3,582	3,322

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(IN THOUSANDS)

	Common Stock		Additional Paid-in	Accumulated Retained	Accumulated Other Comprehensive	Non- Controlling
	Shares	Amount	Capital	Earnings	Income	Interest	Total
		$	$	$	$	$	$
Balance at June 30, 2012	3,322	10,531	2,431	2,687	3,187	1,720	20,556

Stock option expenses	-	-	42	-	-	-	42
Net loss	-	-	-	(1,019)	-	(83)	(1,102)
Translation adjustment	-	-	-	-	493	141	634
Dividend declared by subsidiary	-	-	-	-	-	(39)	(39)
Contributions to capital by related party – loan forgiveness	-	-	283	-	-	232	515
Balance at June 30, 2013	3,322	10,531	2,756	1,668	3,680	1,971	20,606

Stock option expenses	-	-	208	-	-		208
Net (loss) / income	-	-	-	(225)		195	(30)
Translation adjustment	-	-	-	-	(281)	(113)	(394)
Dividend declared by subsidiary	-	-	-	-	-	(158)	(158)
Stock options exercised	191	351	-	-	-	-	351
Balance at March 31, 2014	3,513	10,882	2,964	1,443	3,399	1,895	20,583

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)

	Nine Months Ended
	March 31,	March 31,
	2014	2013
	(Unaudited)	(Unaudited)
Cash Flow from Operating Activities
Net loss	$(30)	$(1,221)
Adjustments to reconcile net loss to net cash flow provided by operating activities
Depreciation and amortization	1,798	1,879
Bad debt expenses, net	362	47
Inventory provision	(63)	(26)
Warranty expense, net	-	(2)
Accrued interest expense, net of interest income	123	231
Loss / (gain) on sale of property – continued operations	56	(3)
Stock option expenses	208	40
Deferred tax provision	(31)	(158)

Changes in operating assets and liabilities
Accounts receivables	517	4,886
Other receivables	1,360	767
Other assets	(1,225)	294
Inventories	707	658
Prepaid expenses and other current assets	64	(73)
Accounts payable and accrued liabilities	(467)	(3,194)
Income tax payable	(251)	7
Other non-current liabilities	26	(28)
Net cash provided by operating activities	3,154	4,104

Cash Flow from Investing Activities
Proceeds from maturing of unrestricted and restricted term deposits, net	-	136
Additions to property, plant and equipment	(2,297)	(1,367)
Proceeds from disposal of plant, property and equipment	31	3
Net Cash Used in Investing Activities	(2,266)	(1,228)

Cash Flow from Financing Activities
Repayment on lines of credit	(1,018)	(1,392)
Repayment of bank loans and capital leases	(795)	(884)
Proceeds from long-term bank loans	525	123
Proceeds from exercising stock options	351	-
Dividends paid to non-controlling interest	(82)	-
Net Cash Used in Financing Activities	(1,019)	(2,153)

Effect of Changes in Exchange Rate	(113)	52

NET (DECREASE) / INCREASE IN CASH	(244)	775
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,793	1,572
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,549	$2,347

Supplementary Information of Cash Flows
Cash paid during the period for:
Interest	$196	$216
Income taxes	$16	$59

Non-Cash Transactions
Capital lease of property, plant and equipment	$67	$123

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

 * 100% owned by Trio-Tech International Pte. Ltd.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  All significant inter-company accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements are presented in U.S. dollars.  The accompanying condensed consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.  Operating results for the nine months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2014.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the fiscal year ended June 30, 2013.

2.   NEW ACCOUNTING PRONOUNCEMENTS

The FASB has issued ASU 2014-08, Presentation of Financial Statements  (Topic 205) and Property, Plant, and Equipment (Topic 360) — Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under the amendments in ASU 2014-08, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment.

In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations.

The amendments in this ASU are effective prospectively for quarters beginning on or after January 1, 2015. Early adoption is permitted. The adoption of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

Other new pronouncements issued but not yet effective until after March 31, 2014 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

 3.  INVENTORIES

Inventories consisted of the following:
	March 31, 2014 (Unaudited)	June 30, 2013

Raw materials	$1,082	$1,072
Work in progress	1,303	1,930
Finished goods	282	356
Less: provision for obsolete inventory	(851)	(912)
Currency translation effect	7	17
	$1,823	$2,463

The following table represents the changes in provision for obsolete inventory:

	March 31,
	2014	June 30,
	(Unaudited)	2013
Beginning	$912	$884
Additions charged to expenses	-	38
Usage - disposition	(63)	(14)
Currency translation effect	2	4
Ending	$851	$912

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

Assumptions

The fair value for the options granted were estimated using the Black-Scholes option pricing model with the following weighted average assumptions, assuming no expected dividends:

	Year Ended June 30, 2013	Nine Months Ended March 31, 2014

Expected volatility	92.53%	88.53-104.94%
Risk-free interest rate	0.26%	0.30%
Expected life (years)	2.50	2.50-3.25

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

On September 17, 2013, stock options covering a total of 15,000 shares of the Company’s Common Stock were granted to certain employees pursuant to the 2007 Employee Plan, with an exercise price equal to the fair value of the Company’s Common Stock (as defined under the 2007 Employee Plan in conformity with Regulation 409A of the Internal Revenue Code of 1986, as amended) on September 17, 2013, the date of grant. These options vested as of the grant date. The fair value as of March 31, 2014 of the options to purchase 15,000 shares of the Company’s Common Stock was $54 based on the  grant date fair value of $3.62 per share determined by using the Black Scholes option pricing model.

On December 9, 2013, stock options covering a total of 35,000 shares of the Company’s Common Stock were granted to certain employees pursuant to the 2007 Employee Plan, with an exercise price equal to the fair value of the Company’s Common Stock (as defined under the 2007 Employee Plan in conformity with Regulation 409A of the Internal Revenue Code of 1986, as amended) on December 9, 2013, the date of grant. These stock options vest over the following period: 25% vesting on the grant date and the remaining balance vesting in equal installments on the next three succeeding anniversaries of the grant date. The fair value as of March 31, 2014 of the options to purchase 35,000 shares of the Company’s Common Stock was $109 based on the grant date fair value of $3.10 per share determined by using the Black Scholes option pricing model.

Stock options to purchase 126,500 shares of its Common Stock were exercised during the nine month period ended March 31, 2014. The total proceeds received were $239. The Company recognized stock-based compensation expenses of $33 in the nine months ended March 31, 2014 under the 2007 Employee Plan. The balance of unamortized stock-based compensation of $35 based on the fair value on the grant date related to options granted under the 2007 Employee Plan is to be recognized over a period of three years.

The Company did not grant any options pursuant to the 2007 Employee Plan during the nine months ended March 31, 2013. The Company recognized stock-based compensation expenses of $23 in the nine months ended March 31, 2013 under the 2007 Employee Plan. The balance of unamortized stock-based compensation of $12 based on the fair value on the grant date related to options granted under the 2007 Employee Plan is expected to be recognized over a period of nine months.

As of March 31, 2014, there were vested employee stock options covering a total of 120,750 shares of Common Stock. The weighted-average exercise price was $3.80 and the weighted average contractual term was 2.03 years. The total fair value of vested and outstanding employee stock options as of March 31, 2014 was $459.

As of March 31, 2013, there were vested employee stock options covering a total of 248,250 shares of Common Stock. The weighted-average exercise price was $2.95 and the weighted average remaining contractual term was 1.70 years. The total fair value of vested employee stock options as of March 31, 2013 was $732.

A summary of option activities under the 2007 Employee Plan during the nine month period ended March 31, 2014 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 1, 2013	263,500	$3.06	1.57	$122
Granted	50,000	3.26	4.62	-
Exercised	(126,500)	(1.89)	-	(175)
Forfeited or expired	(40,000)	(4.77)	-	-
Outstanding at March 31, 2014	147,000	$3.67	2.50	$29
Exercisable at March 31, 2014	120,750	$3.80	2.03	$26

The fair value of the 126,500 shares of common stock acquired upon exercise of options was $175. Cash received from the options exercised during the nine months ended March 31, 2014 was $239.

A summary of option activities under the 2007 Employee Plan during the nine month period ended March 31, 2013 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 1, 2012	313,000	$3.85	2.31	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	(44,000)	(8.69)	-	-
Outstanding at March 31, 2013	269,000	$3.05	1.81	$-
Exercisable at March 31, 2013	248,250	$2.95	1.70	$-

A summary of the status of the Company’s non-vested employee stock options during the nine months ended March 31, 2014 is presented below:

		Weighted Average Grant-Date
	Options	Fair Value
Non-vested at July 1, 2013	20,375	$3.26
Granted	50,000	1.65
Vested	(44,125)	(2.33)
Forfeited	-	-
Non-vested at March 31, 2014	26,250	$1.69

A summary of the status of the Company’s non-vested employee stock options during the nine months ended March 31, 2013 is presented below:

		Weighted Average Grant-Date
	Options	Fair Value
Non-vested at July 1, 2012	43,250	$3.29
Granted	-	-
Vested	(21,375)	(3.16)
Forfeited	(1,125)	(3.16)
Non-vested at March 31, 2013	20,750	$3.29

2007 Directors Equity Incentive Plan

The 2007 Directors Plan permits the grant of options covering up to an aggregate of 500,000 shares of Common Stock to its non-employee and employee directors. The exercise price of the non-qualified options is 100% of the fair value of the underlying shares on the grant date. The options have five-year contractual terms and are generally exercisable immediately as of the grant date. Because all outstanding options vested upon grant, there were no unvested options as of March 31, 2014.

During the nine months ended March 31, 2014, the Company granted options to purchase (a) 60,000 shares of its Common Stock to our directors pursuant to the 2007 Directors Plan with an exercise price equal to the fair market value of our Common Stock (as defined under the 2007 Directors Plan in conformity with Regulation 409A or the Internal Revenue Code of 1986, as amended) on September 17, 2013, the date of grant thereof, and (b) 40,000 shares of its Common Stock to our directors pursuant to the 2007 Directors Plan with an exercise price equal to the fair market value of our Common Stock (as defined under the 2007 Directors Plan in conformity with Regulation 409A or the Internal Revenue Code of 1986, as amended) on December 9, 2013, the date of grant thereof. The fair value of the options granted to purchase 60,000 shares of the Company's Common Stock was $217 based on the grant date fair value of $3.62 per share determined by the Black Scholes option pricing model. The fair value of the options granted to purchase 40,000 shares of the Company's Common Stock was $124 based on the grant date fair value of $3.10 per share determined by the Black Scholes option pricing mode.

Stock options to purchase 65,000 shares of its Common Stock were exercised during the nine month period ended March 31, 2014. The total proceeds received were $112. The Company recognized stock-based compensation expenses of $175 in the nine month period ended March 31, 2014 under the 2007 Directors Plan.

During the nine months ended March 31, 2013, the Company granted options to purchase 15,000 shares of its Common Stock to our directors pursuant to the 2007 Directors Plan with an exercise price equal to the fair market value of our Common Stock (as defined under the 2007 Directors Plan in conformity with Regulation 409A or the Internal Revenue Code of 1986, as amended) at the date of grant. The fair value of the options granted to purchase 15,000 shares of the Company's Common Stock was $17 based on the fair value of $1.11 per share determined by the Black Scholes option pricing model. There were no stock options exercised during the nine months ended March 31, 2013. The Company recognized stock-based compensation expenses of $17 during the nine months ended March 31, 2013.

As of March 31, 2014, there were vested director stock options covering a total of 315,000 shares of Common Stock. The weighted-average exercise price was $3.62 and the weighted average remaining contractual term was 2.88 years. The total fair value of vested and outstanding directors' stock options as of March 31, 2014 was $1,140.

As of March 31, 2013, there were vested director stock options covering a total of 340,000 shares of Common Stock. The weighted-average exercise price was $3.53 and the weighted average remaining contractual term was 2.21 years. The total fair value of vested and outstanding directors' stock options as of March 31, 2013 was $1,200.

A summary of option activities under the 2007 Directors Plan during the three months ended March 31, 2014 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2013	340,000	$3.53	1.96	$80
Granted	100,000	3.41	3.41	-
Exercised	(65,000)	1.72	-	(98)
Forfeited or expired	(60,000)	(4.81)	-	-
Outstanding at March 31, 2014	315,000	$3.62	2.88	$67
Exercisable at March 31, 2014	315,000	$3.62	2.88	$67

A summary of option activities under the 2007 Directors Plan during the nine months ended March 31, 2013 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2012	385,000	$4.52	2.45	$-
Granted	15,000	2.07	4.96	-
Exercised	-	-	-	-
Forfeited or expired	(60,000)	(4.81)	-	-
Outstanding at March 31, 2013	340,000	$3.53	2.21	$-
Exercisable at March 31, 2013	340,000	$3.53	2.21	$-

5.   EARNINGS PER SHARE

Basic EPS is computed by dividing net income available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period.  Diluted EPS gives effect to all dilutive potential common shares outstanding during a period.  In computing diluted EPS, the average price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options and warrants.

Stock options to purchase 462,000 shares of Common Stock at exercise prices ranging from $1.72 to $9.57 per share were outstanding as of March 31, 2014 and were excluded in the computation of diluted EPS because their effect would have been anti-dilutive.

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

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted EPS for the years presented herein:

	Nine Months Ended		Three Months Ended
	March 31, 2014 (Unaudited)	March 31, 2013 (Unaudited)	March 31, 2014 (Unaudited)	March 31, 2013 (Unaudited)

Income / (loss) attributable to Trio-Tech International common shareholders from continuing operations, net of tax	$(204)	$(810)	$138	$(530)
Income / (loss) attributable to Trio-Tech International common shareholders from discontinued operations, net of tax	$(21)	$(255)	$19	$(13)
Net (loss) / income attributable to Trio-Tech International common shareholders	$(225)	$(1,065)	$157	$(543)

Basic and diluted (loss) / earnings per share from continuing operations attributable to Trio-Tech International	$(0.06)	$(0.24)	$0.04	$(0.15)

Basic and diluted (loss) / earnings per share from discontinued operations attributable to Trio-Tech International	$-	$(0.08)	$0.01	$(0.01)
Basic and diluted (loss) / earnings per share from net (loss) / income attributable to Trio-Tech International	$(0.06)	$(0.32)	$0.05	$(0.16)

Weighted average number of common shares outstanding - basic	3,513	3,322	3,513	3,322

Dilutive effect of stock options	-	-	69	-
Number of shares used to compute earnings per share - diluted	3,513	3,322	3,582	3,322

6.   ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable consists of customer obligations due under normal trade terms. Although management generally does not require collateral, letters of credit may be required from the customers in certain circumstances. Management periodically performs credit evaluations of the customers’ financial conditions.

Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. Management includes any accounts receivable balances that are determined to be uncollectible in the allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  Based on the information available to us, management believed the allowance for doubtful accounts as of March 31, 2014 and June 30, 2013 was adequate.

The following table represents the changes in the allowance for doubtful accounts:

	March 31, 2014 (Unaudited)	June 30, 2013
Beginning	$139	$122
Additions charged to expenses	40	196
Recovered / Write-off	(3)	(131)
Currency translation effect	(2)	(48)
Ending	$174	$139

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

	March 31, 2014 (Unaudited)	June 30, 2013
Beginning	$61	$60
Additions charged to cost and expenses	16	1
Lapsed	(15)	-
Ending	$62	$61

8.  INCOME TAX

The Company had an income tax benefit of $184 and $266 for the three and nine months ended March 31, 2014 as compared to the income tax expense of $28 and income tax benefit of $96, respectively, for the same periods in the last fiscal year.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

Balance at July 1, 2012	$249
Additions based on current year tax positions	-
Additions for prior year(s) tax positions	1
Reductions for prior year(s) tax positions	-
Settlements	-
Expiration of statute of limitations	-
Balance at June 30, 2013	$250

Additions based on current year tax positions	-
Additions for prior year(s) tax positions	26
Reductions for prior year(s) tax positions	-
Settlements	-
Expiration of statute of limitations	(195)
Settlements	-
Balance at March 31, 2014	$81

The Company accrues penalties and interest related to unrecognized tax benefits when necessary as a component of penalties and interest expenses, respectively.  The Company had not accrued any penalties or interest expenses relating to unrecognized benefits at March 31, 2014 and June 30, 2013.

The major tax jurisdictions in which the Company files income tax returns are the United States, Singapore and Malaysia.  The statute of limitations, in general, is open for years ranging from 2008 to 2013 for tax authorities in those jurisdictions to audit or examine income tax returns.  The Company is under annual review by the tax authorities of United States, Singapore and Malaysia.  However, the Company is not currently under tax examination in any other jurisdiction.

9.   INVESTMENT PROPERTIES

The following table presents the Company’s investment in properties in China and Malaysia as of March 31, 2014. The exchange rate is based on the exchange rate as of March 31, 2014 published by the Monetary Authority of Singapore.

	Investment Date	Investment Amount	Investment Amount
		(RMB)	(U.S. Dollars)
Purchase of rental property – Property I - MaoYe	01/04/2008	5,554	894
Purchase of rental property – Property II - JiangHuai	01/06/2010	3,600	578
Purchase of rental property – Property III - Fu Li	01/06/2010	4,025	647
Gross investment in rental property		13,179	2,119
Accumulated depreciation on rental property		(2,796)	(451)
Net investment in property – China		10,383	1,668

	Investment Date	Investment Amount	Investment Amount
		(RM)	(U.S. Dollars)
Purchase of rental property – Penang Property I	31/12/2012	681	208
Gross investment in rental property		681	208
Accumulated depreciation on rental property		(297)	(91)
Net investment in property – Malaysia		384	117

Rental Property I

In fiscal 2008, Trio-Tech (Chongqing) Co. Ltd. (“TTCQ”) entered into a Memorandum Agreement with MaoYe Property Ltd. to purchase an office space in Chongqing, China for a total cash purchase price of RMB 5,554, or approximately $894 based on the exchange rate as of March 31, 2014 published by the Monetary Authority of Singapore. TTCQ rented this property to a third party on July 13, 2008. The term of the rental agreement was five years. The rental agreement was renewed on July 16, 2013 for a further period of five years. The rental agreement provides for a rent increase of 8% every year after July 15, 2015. The renewed agreement expires on July 15, 2018.

Property purchased from MaoYe generated a rental income of RMB 179, or approximately $30, and RMB 529, or approximately $87, for the three and nine months ended March 31, 2014, respectively, and RMB 135, or approximately $22, and RMB 404, or approximately $65, for the same periods in the last fiscal year, respectively.

Rental Property II

In fiscal 2010, TTCQ purchased eight units of commercial property in Chongqing, China from Chongqing JiangHuai Real Estate Development Co., Ltd (“JiangHuai”) for a total purchase price of RMB 3,600, or approximately $578 based on the exchange rate as of March 31, 2014 published by the Monetary Authority of Singapore. TTCQ rented these commercial units to a third party until the lease agreement expired in January 2012. TTCQ then rented three of the eight commercial units to another party during the fourth quarter of fiscal 2013 under a rental agreement that expired on March 31, 2014. TTCQ is actively looking for suitable tenants for the remaining five commercial units and the three units for which the rental agreement expired on March 31, 2014.

Property purchased from JiangHuai generated a rental income of RMB 27, or approximately $4, and RMB 82, or approximately $13, for the three and nine months ended March 31, 2014, respectively, and did not generate any rental income for the same periods in the last fiscal year.

Other Properties III – FuLi

In fiscal 2010, TTCQ entered into a Memorandum Agreement with Chongqing Fu Li Real Estate Development Co. Ltd. (“FuLi”) to purchase two commercial properties totaling 311.99 square meters (“office space”) located in Jiang Bei District Chongqing. Although TTCQ currently rents its office premises from a third party, it intends to use the office space as its office premises. The total purchase price committed and paid was RMB 4,025, or approximately $647 based on the exchange rate as of March 31, 2014 published by the Monetary Authority of Singapore.  The development was completed and the property was handed over during April 2012 and the title deed was received during the third quarter of fiscal 2013. One of the two rental agreements expired in April 2014 and the other will expire in August 2014. For the unit for which the agreement expired in April 2014, a new tenant was identified and a new agreement has been executed, which expires on April 30, 2017. The new agreement is with an increase in rental by 20% in the first year, as compared to the expired rental agreement. Thereafter the rental increases by approximately 10% for the subsequent years till April 2017.

Property purchased from FuLi generated a rental income of RMB 74, or approximately $12, and RMB 221, or approximately $36, for the three and nine months ended March 31, 2014, respectively, and RMB 70, or approximately $11, and RMB 197, or approximately $31, respectively, for the same periods in the last fiscal year.

Penang Property I

Since the market value of the factory building in Penang, Malaysia is increasing significantly, during the second quarter of fiscal 2013 Trio-Tech Malaysia (TTM) changed its plans to sell the factory building and decided to hold that as an investment rental property. Hence, TTM re-classified the factory building to investment property at the end of the second quarter of fiscal 2013, which had a net book value of $117.

Summary

Total rental income for all investment properties (Property I, II and III) in China was $46 and $136 for the three and nine months ended March 31, 2014, respectively, and was $33 and $96, respectively, for the same periods in the last fiscal year.

Rental income from the Penang property was nil for the three and nine months ended March 31, 2014 as the property in Penang, Malaysia is vacant at the date of this report. TTM is in the process of identifying a suitable tenant.

Depreciation expenses for all investment properties in China were $27 and $81 for the three and nine months ended March 31, 2014, respectively, and were $26 and $78, respectively, for the same periods in the last fiscal year.

10.   LOANS RECEIVABLE FROM PROPERTY DEVELOPMENT PROJECTS

The following table presents TTCQ’s loans receivable from property development projects in China as of March 31, 2014. The exchange rate is based on the rate published by the Monetary Authority of Singapore as on March 31, 2014.

	Loan Expiry	Loan Amount	Loan Amount
	Date	(RMB)	(U.S. Dollars)
Investment in Jun Zhou Zhi Ye	31-Oct-2016	5,000	803
Investment in JiangHuai (Project - Yu Jin Jiang An)	31-May-2013	2,000	325
Less : Impairment		(2,000)	(325)
Net loans receivable from property development projects		5,000	803

On November 1, 2010, TTCQ entered into a Memorandum Agreement with JiaSheng Property Development Co. Ltd. (“JiaSheng”) to invest in their property development projects (Project B-48 Phase 2) located in Chongqing City, China. Due to the short-term nature of the investment, the amount was classified as a loan based on ASC Topic 310-10-25 Receivables, amounting to RMB 5,000, or approximately $803 based on the exchange rate as at March 31, 2014 published by the Monetary Authority of Singapore. The agreement guaranteed TTCQ an income of RMB 1,250, or approximately $196, payable in four installments of RMB 313, or approximately $51. The amount is unsecured and repayable at the end of the term. The loan was renewed in November 2011 for a period of one year, which expired on October 31, 2012, and was renewed in November 2012 and expired in November 2013. On November 1, 2013 the loan was transferred by JiaSheng to, and is now payable by, Chong Qing Jun Zhou Zhi Ye Co. Ltd. (“Jun Zhou Zhi Ye”) and the transferred agreement expires on October 31, 2016. The book value of the loan receivable approximates its fair value. TTCQ recorded other income of RMB 313, or approximately $51, and RMB 937, or approximately $153, for the three and nine months ended March 31, 2014.

On November 1, 2010, TTCQ entered into another Memorandum Agreement with JiangHuai Property Development Co. Ltd. (“JiangHuai”) to invest in their property development projects (Project - Yu Jin Jiang An) located in Chongqing City, China. Due to the short-term nature of the investment, the amount was classified as a loan based on ASC Topic 310-10-25 Receivables, amounting to RMB 2,000, or approximately $325 based on the exchange rate as at March 31, 2014 published by the Monetary Authority of Singapore. The agreement guaranteed TTCQ an income of RMB 400, or approximately $66, payable in 12 installments of RMB 33, or approximately $5. The amount is secured by the underlying property and repayable at the end of the term. The loan was renewed, but expired on May 31, 2013. TTCQ is in the process of recovering the outstanding amount. TTCQ did not generate other income from JiangHuai for the three and nine months ended March 31, 2014, while it recorded other income of $21 and $47 for the same periods in the last fiscal year, respectively. An impairment of $325 was recorded during the second quarter of fiscal 2014.

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

The real estate segment recorded other income of $51 and $153, respectively, for the three and nine months ended March 31, 2014 as compared to $66 and $197, respectively, for the same periods in the last fiscal year. Due to the short-term nature of the investment, the amount was classified as a loan receivables based on ASC Topic 310-10-25 Receivables, hence the investment income was also classified under other income, which is not part of the below table.

The revenue allocated to individual countries was based on where the customers were located. The allocation of the cost of equipment, the current year investment in new equipment and depreciation expense have been made on the basis of the primary purpose for which the equipment was acquired.

All inter-segment revenue was from the manufacturing segment to the testing and distribution segments. Total inter-segment revenue was $319 and $515 for the three and nine months ended March 31, 2014, respectively, as compared to $257 and $655, respectively, for the same periods in the last fiscal year.  Corporate assets mainly consisted of cash and prepaid expenses. Corporate expenses mainly consisted of stock option expenses, salaries, insurance, professional expenses and directors' fees. In fiscal 2014, corporate expenses are allocated to the four segments, in fiscal 2013, Corporate expenses were allocated to the five then operating segments. The following tables report segment operating (loss) / income and include Corporate expenses allocated to the segments, which expenses are eliminated in the consolidation.

The following segment information is unaudited for the nine months ended March 31, 2014:

Business Segment Information:

	Nine months		Operating		Depr.
	Ended	Net	(Loss)	Total	and		Capital
	March 31,	Revenue	Income	Assets	Amort.		Expenditures
Manufacturing	2014	$11,589	$(671)	$8,554	$118		$242
	2013	11,157	(733)	9,770	124		27

Testing Services	2014	13,244	797	21,220	1,598		2,054
	2013	11,085	(23)	17,902	1,671		1,339

Distribution	2014	1,906	194	529	-		-
	2013	916	119	333	2		1

Real Estate	2014	136	(68)	3,724	82		1
	2013	96	(177)	4,051	82		-

Fabrication	2014	-	-	101	-		-
Services*	2013	-	(60)	269	-		-

Corporate &	2014	-	(350)	68		-	-
Unallocated	2013	-	(64)	131		-	-

Total Company	2014	$26,875	$(98)	$34,196	$1,798		$2,297
	2013	$23,254	$(938)	$32,456	$1,879		$1,367

The following segment information is unaudited for the three months ended March 31, 2014:

Business Segment Information:

	Three months			Operating		Depr.
	Ended	Net		(Loss)	Total	and	Capital
	March 31,	Revenue		Income	Assets	Amort.	Expenditures
Manufacturing	2014	$3,020		$(343)	$8,554	$41	$21
	2013	2,786		(302)	9,770	34	8

Testing Services	2014	4,599		406	21,220	531	554
	2013	3,407		(93)	17,902	551	594

Distribution	2014	374		(5)	529	-	-
	2013	232		35	333	-	-

Real Estate	2014	46		(23)	3,724	28	1
	2013	33		(56)	4,051	28	-

Fabrication	2014		-	-	101	-	-
Services*	2013		-	(25)	269	-	-

Corporate &	2014		-	(14)	68	-	-
Unallocated	2013		-	(72)	131	-	-

Total Company	2014	$8,039		$21	$34,196	$600	$576
	2013	$6,458		$(513)	$32,456	$613	$602

* Fabrication services is a discontinued operation (Note 16)

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

The table below reflects a reconciliation of the equity attributable to non-controlling interest:

	March 31, 2014	Dec. 31, 2013	Sept. 30, 2013
Non-controlling interest	(Unaudited)	(Unaudited)	(Unaudited)	June 30, 2013
Beginning balance	$1,971	$1,971	$1,971	$1,720
Net income / (loss)	195	98	101	(83)
Dividend declared by a subsidiary	(158)	(156)	-	(39)
Contributions to capital by related party – loan forgiveness	-	-	-	232
Translation adjustment	(113)	(103)	(105)	141
Ending balance	$1,895	$1,810	$1,967	$1,971

13.  FAIR VALUE OF FINANCIAL INSTRUMENTS APPROXIMATE CARRYING VALUE

In accordance with ASC Topic 825 Financial Instruments, the Company considers the following:

Term deposits – The carrying amount approximates fair value because of the short maturity of these instruments.

Loan receivables from property development projects – The carrying amount approximates fair value because of the short-term nature.

Restricted term deposits – The carrying amount approximates fair value because of the short maturity of these instruments.

Lines of credit – The carrying value of the lines of credit approximates fair value due to the short-term nature of the obligations.

Bank loans payable – The carrying value of the Company’s bank loan payables approximates its fair value as the interest rates associated with long-term debt is adjustable in accordance with market situations when the Company borrowed funds with similar terms and remaining maturities.

14.   BANK LOANS PAYABLE

Bank loans payable consisted of the following:

	March 31, 2014 (Unaudited)	June 30, 2013
Note payable denominated in Malaysian ringgit to a commercial bank for infrastructure investment, maturing in August 2024, bearing interest at the bank’s prime rate (5.1% at March 31, 2014) per annum, with monthly payments of principal plus interest through August 2024, collateralized by the acquired building with the net book value of Malaysian ringgit 12,085, or approximately $3,698.	2,783	2,498

Note payable denominated in U.S. dollars to a financial institution for working capital plans in Singapore and its subsidiaries, maturing in December 2014, bearing interest at the bank’s prime rate plus 1.50% (5.1% at March 31, 2014) per annum, monthly payments of principal plus interest through December 2014. This note payable is secured by plant and equipment with the net book value of Singapore dollars 603, or approximately $478.	417	885

Current portion	(599)	(770)
Long term portion of bank loans payable	$2,601	$2,613

Future minimum payments (excluding interest) as at March 31, 2014 were as follows:

2013	$599
2014	192
2015	203
2016	214
2017	179
Thereafter	1,813
Total obligations and commitments	$3,200

15.   COMMITMENTS AND CONTINGENCIES

Trio-Tech (Malaysia) Sdn. Bhd. has expansion plans to meet the growing demands of a major customer in Malaysia, as the existing facility is inadequate to meet the demands of that customer.  The Company has capital commitments in the Malaysia operations for the purchase of equipment and other related infrastructure costs amounting to RM 470, or approximately $145 based on the exchange rate as on March 31, 2014 published by the Monetary Authority of Singapore.

Trio-Tech (Tianjin) Co. Ltd. in China has capital commitments for the purchase of equipment and other related infrastructure costs amounting to RMB 125, or approximately $21 based on the exchange rate as on March 31, 2014 published by the Monetary Authority of Singapore.

16.   DISCONTINUED OPERATIONS AND CORRESPONDING RESTRUCTURING PLAN

The Company’s Indonesia operation and the Indonesia operation’s immediate holding company, which comprise the fabrication services segment, suffered continued operating losses in the past four fiscal years, and the cash flow was minimal for the past four years.  The Company established a restructuring plan to close the fabrication services operation, and in accordance with ASC Topic 205-20, Presentation of Financial Statement Discontinued Operations (“ASC Topic 250-20”), the Company presented the operation results from fabrication services as a discontinued operation, as the Company believed that no continued cash flow would be generated by the discontinued component and that the Company would have no significant continuing involvement in the operation of the discontinued component. In accordance with the restructuring plan, the Company is negotiating with its suppliers to settle the outstanding balance of accounts payable of $381 and is collecting the accounts receivable of $61 as of March 31, 2014, as compared to the accounts payable of $ 413 and accounts receivable of $84 as at June 30, 2013. The Company’s fabrication operation in Indonesia is in the process of winding down.

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

The discontinued operations in Shanghai and in Indonesia incurred general and administrative expenses of $4 and $11, respectively, for the three and nine months ended March 31, 2014 and incurred general and administrative expenses and selling expenses of $18 and $165, respectively, for the same periods in the last fiscal year. The Company anticipates that it may incur additional costs and expenses at the time of winding down the business of the subsidiary through which the facilities operated. The Shanghai operation has an outstanding balance of accounts payable of $40 and an accounts receivable of $2 as of March 31, 2014, as compared to the accounts payable of $ 39 and accounts receivable of $2 as at June 30, 2013.

Loss from discontinued operations was as follows:

	Nine Months Ended		Three Months Ended
	March 31,	March 31,	March 31,	March 31,
	2014	2013	2014	2013
	Unaudited	Unaudited	Unaudited	Unaudited

REVENUE	$-	$373	$-	$71
COST OF SALES	1	752	(2)	174

GROSS MARGIN	(1)	(379)	2	(103)

OPERATING EXPENSES
General and administrative	11	165	4	18
Total	11	165	4	18

LOSS FROM DISCONTINUED OPERATION	(12)	(544)	(2)	(121)

OTHER (EXPENSE) / INCOME	(26)	3	36	69

(LOSS) / INCOME FROM DISCONTINUED OPERATIONS	$(38)	$(541)	$34	$(52)

The Company does not provide a separate cash flow statement for the discontinued operations, as the impact of the discontinued operations was immaterial.

17.  INVESTMENTS

During the second quarter of fiscal 2011, the Company entered into a joint-venture agreement with JiaSheng to develop real estate projects in China. The Company invested RMB 10,000, or approximately $1,606 based on the exchange rate as of March 31, 2014 published by the Monetary Authority of Singapore, for a 10% interest in the newly formed joint venture, which was incorporated as a limited liability company, Chong Qing Jun Zhou Zhi Ye Co. Ltd. (the “joint venture”), in China. The agreement stipulated that the Company would nominate two of the five members of the Board of Directors of the joint venture and had the ability to assign two members of management to the joint venture.  The agreement also stipulated that the Company would receive a fee of RMB 10,000, or approximately $1,606 based on the exchange rate as of March 31, 2014 published by the Monetary Authority of Singapore, for the services rendered in connection with obtaining priority to bid in certain real estate projects from the local government. Upon signing of the agreement, JiaSheng paid the Company RMB 5,000 in cash, or approximately $803 based on the exchange rate published by the Monetary Authority of Singapore as of March 31, 2014. The remaining RMB 5,000 would be paid over 72 months commencing in 36 months from the date of the agreement when the joint venture secured a property development project stated inside the joint venture agreement. The Company considered the RMB 5,000, or approximately $803 based on the exchange rate as of March 31, 2014 published by the Monetary Authority of Singapore, received in cash from JiaSheng, the controlling venturer in the joint venture, as a partial return of the Company’s initial investment of RMB 10,000, or approximately $1,606 based on the exchange rate as of March 31, 2014 published by the Monetary Authority of Singapore. Therefore, the RMB 5,000, received in cash was offset against the initial investment of RMB 10,000 resulting in a net investment of RMB 5,000 as of March 31, 2014. The Company further reduced its investments by RMB 137, or approximately $22, towards the losses from operations incurred by the joint-venture, resulting in a net investment of RMB 4,863, or approximately $781 based on exchange rates published by the Monetary Authority of Singapore as of March 31, 2014. The Company considered the collectability of the remaining RMB 5,000 uncertain due to the extended terms of the payment, and therefore has not recorded this amount as a receivable as of March 31, 2014.

“Investment in unconsolidated joint venture” as shown in the balance sheet consists of the cost of an investment in a joint venture in which we have a 10% interest. Prior to the first quarter of fiscal 2012, the investment in this China affiliate was recorded on the equity basis. In the first quarter of fiscal 2012, due to the resignation of two directors representing Trio-Tech on the board of the joint venture, the Company concluded that it could no longer exert significant influence over the joint venture. Therefore, the Company began accounting for this investment using the cost method effective September 29, 2011. During the second quarter of fiscal 2014, TTCQ disposed of its 10% interest in the joint venture. The joint venture had to raise funds for the development of the project. As a joint-venture partner, TTCQ was required to stand guarantee for the funds to be borrowed; considering the amount of borrowing, the risk involved was higher than the investment made and hence TTCQ decided to dispose of the 10% interest in the joint venture investment. On October 2, 2013, TTCQ entered into a share transfer agreement with Zhu Shu. Based on the agreement the purchase price was to be paid by (1) RMB 10,000, or approximately $1,634 based on exchange rates published by the Monetary Authority of Singapore as of October 2, 2013, by non-monetary consideration and (2) the remaining RMB 8,000, or approximately $1,307 based on exchange rates published by the Monetary Authority of Singapore as of October 2, 2013, by cash consideration. The consideration consists of (1) commercial units measuring 668 square meters to be delivered in June 2016 and (2) sixteen quarterly equal installments of RMB 500 per quarter commencing from January 2014. Based on ASC Topic 845 Non-monetary consideration, the Company deferred the recognition of the gain on disposal of the 10% interest in joint venture investment until such time that the consideration is paid, so that the gain can be ascertained. The recorded value of the disposed investment amounting to $781 is classified as “other assets” under non-current assets, because it is considered a down-payment for the purchase of the commercial property in Chongqing. The first installment amount of RMB 500 was due in January 2014 and is outstanding as at March 31, 2014. The second installment amount of RMB 500 was due in April 2014. As at May 14, 2014, TTCQ has received RMB 100.

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

18. LINES OF CREDIT

The Company’s credit rating provides it with readily and adequate access to funds in global markets. As of March 31, 2014, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Expiration	Credit	Unused
Facility	Facility	Rate	Date	Limitation	Credit
Trio-Tech International Pte. Ltd., Singapore	Line of Credit	With interest rates ranging from 1.77% to 6.04%	--	$8,329	$5,454
Trio-Tech (Malaysia) Sdn. Bhd.	Line of Credit	With interest rates ranging from 4.60% to 8.60%	--	$459	$459

19.   ASSET HELD FOR SALE

During the third quarter of fiscal 2011, Trio-Tech (Malaysia) Sdn. Bhd. (“TTM”), a 55% owned subsidiary of the Registrant, planned to sell the factory building in Penang, Malaysia, which was being used as its testing facility before the Company moved the entire operation to Petaling Jaya, Malaysia. The Malaysia operation ceased the depreciation of that property in accordance with ASC Topic 360 Property, plant and equipment.

Since the market value of the factory building in Penang, Malaysia is increasing significantly, during the second quarter of fiscal 2013 TTM changed the plans of sale and concluded to hold the factory building in Penang and is looking for a tenant to rent the factory building. Hence TTM has re-classified the factory building as investment property, which then had a net book value of $135.

20. RELATED PARTY TRANSACTION

A subsidiary of SHI International Pte. Ltd. owed $515 to a related party. The loan was forgiven by the related party during the second quarter of fiscal 2013. The forgiveness of the loan amounting to $515 was recorded as additional paid in capital during the second quarter of fiscal 2013 and non-controlling interest for their portion of the related forgiveness.

21. OTHER ASSETS

	March 31, 2014 (Unaudited)	June 30, 2013
Down payment for purchase of commercial property	$781	$-
Down payment for property, plant and equipment	425	74
Deposit for rental and utilities	157	157
Long term receivables	74		-
Deferred tax asset	281	203
Others	2	3
Ending balance	$1,720	$437

22. OTHER INCOME

Other income consisted of the following:

	Nine Months Ended		Three Months Ended
	March 31,	March 31,	March 31,	March 31,
	2014	2013	2014	2013
	Unaudited	Unaudited	Unaudited	Unaudited

Allowance for doubtful loan receivables	$(367)	$-	$(29)	$-
Investment income deemed interest income	153	197	51	66
Interest income	10	6	9	8
Other rental income	190	37	25	12
Exchange (loss) / gain	(37)	90	(69)	(67)
Productivity Innovative credits	82	53	76	53
Other miscellaneous income	5	5	14	6

Total	$36	$388	$77	$78

Other income includes $29 and $367 for both the three and nine months ending March 31, 2014, respectively, for allowance for doubtful loan and doubtful interest receivables, as compared to nil for the same periods in the last fiscal year. Investment income which was deemed to be interest income since the investment was deemed and classified as a loan receivables based on ASC Topic 310-10-25 Receivables amounted to $51 and $153 for the three and nine months ending March 31, 2014, respectively, as compared to $66 and $197 for the same periods in the last fiscal year, respectively.

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

TTI generated more than 99% of its revenue from its three core business segments in the test and measurement industry, i.e. manufacturing of test equipment, testing services and distribution of test equipment during the nine months ended March 31, 2014. In 2007 we added a real estate revenue segment and in 2009 a fabrication segment when we ventured into providing fabrication services for the oil and gas equipment industry.

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

Fabrication – Discontinued Operation

Although we fabricated equipment structures used in the oil and gas industry at our subsidiary, PT SHI Indonesia (“PT SHI”), in Indonesia, in the second quarter of fiscal 2013 management terminated the lease of the fabrication yard and decided to outsource fabrication projects to service providers who have facilities to undertake such projects. In the fourth quarter of fiscal 2013 management decided to discontinue this operation.

Third Quarter Fiscal 2014 Highlights

•	Manufacturing segment revenue increased by $234, or 8.4%, to $3,020 for the third quarter of fiscal 2014, compared to $2,786 for the same period in fiscal 2013.
•	Testing segment revenue increased by $1,192, or 35.0%, to $4,599 for the third quarter of fiscal 2014, compared to $3,407 for the same period in fiscal 2013.
•	Distribution segment revenue increased by $142, or 61.2%, to $374 for the third quarter of fiscal 2014, compared to $232 for the same period in fiscal 2013.
•	Real estate segment revenue increased by $13, or 39.4%, to $46 for the third quarter of fiscal 2014, compared to $33 for the same period in fiscal 2013.
•	The overall gross profit margins increased by 4.9% to 24.5% for the third quarter of fiscal 2014, from 19.6% for the same period in fiscal 2013.
•	Income from operations was $21 for the third quarter of fiscal 2014, an improvement of $534 compared to a loss of $513 for the same period in fiscal 2013.
•	General and administrative expenses as a percentage of revenue decreased by 2.4% to 21.9% for the third quarter of fiscal 2014, from 24.3% for the same period in fiscal 2013.
•	Selling expenses as a percentage of revenue decreased by 0.5% to 1.7% for the third quarter of fiscal 2014, from 2.2% for the same period in fiscal 2013.
•	Net income attributable to Trio-Tech International for the third quarter of 2014 was $157 as compared to a loss of $543 for the same period in fiscal 2013.

Results of Operations and Business Outlook

The following table sets forth our revenue components for the three and nine months ended March 31, 2014 and 2013, respectively.

Revenue Components	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Revenue:
Manufacturing	37.6%	43.1%	43.1%	48.0%
Testing Services	57.1	52.8	49.3	47.7
Distribution	4.7	3.6	7.1	3.9
Real Estate	0.6	0.5	0.5	0.4
Total	100.0%	100.0%	100.0%	100.0%

Revenue for the three months and nine months ended March 31, 2014 was $8,039 and $26,875, respectively, an increase of $1,581 and $3,621, respectively, when compared to the revenue for the same periods of the prior fiscal year. As a percentage, revenue increased by 24.5% and 15.6% for the three and nine months ended March 31, 2014, respectively, when compared to total revenue for the same periods of the prior fiscal year.

For the three months ended March 31, 2014, the increase in revenue was primarily due to an increase in revenue in our operating segments as follows: revenue increased in the manufacturing segment in the Singapore operations, the testing segment in our China, Malaysia and Thailand operations, the distribution segment in our Singapore operations and the real estate segment in our China operations. These increases were partially offset by the decrease in the manufacturing segment in the U.S. operations and the testing segment in the U.S and Singapore operations. For the nine months ended March 31, 2014, the increase in revenue was primarily due to an increase in revenue in our operating segments as follows: revenue increased in the manufacturing segment in the Singapore operations, the testing segment in our China, Malaysia and Thailand operations, the distribution segment in our Singapore operations and the real estate segment in our China operations. These increases were partially offset by the decrease in the manufacturing segment in the U.S. operations and the testing segment in the U.S. and Singapore operations.

Revenue into and within China, the Southeast Asia regions and other countries (except revenue into and within the United States) increased by $1,728, or 30.0%, to $7,489 and increased by $4,026, or 18.6%, to $25,720 for the three months and nine months ended March 31, 2014, respectively, as compared with $5,761 and $21,694 for the same periods of last fiscal year.

Revenue into and within the United States was $550 and $1,156 for the three months and nine months ended March 31, 2014, respectively, a decrease of $147 and $404, respectively, from $697 and $1,560 for the same periods of the prior year. The decrease in the three and nine months result was mainly due to a decrease in orders from our customers in the U.S. market for fiscal 2014 as compared to the same period in fiscal 2013.

Revenue for the three and nine months ended March 31, 2014 can be discussed within the four segments as follows:

Manufacturing Segment

Revenue in the manufacturing segment as a percentage of total revenue was 37.6% and 43.1% for the three and nine months ended March 31, 2014, respectively, a decrease of 5.5% and 4.9%, respectively, when compared to the same periods of the last fiscal year.  The absolute amount of revenue increased by $234 to $3,020 and by $432 to $11,589 for the three and nine months ended March 31, 2014, respectively, compared to the same periods of the last fiscal year.

Revenue in the manufacturing segment for the three month period ended March 31, 2014 increased primarily in the Singapore operations due to the capital spending by one of our major customers as compared to the same period in the last year. This increase was partially offset by the decrease in the revenue in the U.S. operations compared to the same period of last fiscal year. The revenue in the manufacturing segment from this major customer accounted for 46.4% and 44.0% of our total revenue in the manufacturing segment for the three months ended March 31, 2014 and 2013, respectively.

Revenue in the manufacturing segment for the nine month period ended March 31, 2014 increased in the Singapore operations due to increased demand from our customers other than the major customer, as compared to the same period of the last fiscal year. The revenue in the manufacturing segment from the major customer decreased and accounted for 54.4% and 55.5% of our total revenue in the manufacturing segment for the nine months ended March 31, 2014 and 2013, respectively. This increase was partially offset by the decrease in the revenue in the U.S. operations compared to the same period of last fiscal year.

The future revenue in our manufacturing segment will be significantly affected by the purchase and capital expenditure plans of this major customer, if the customer base cannot be increased.

Testing Services Segment

Revenue in the testing segment as a percentage of total revenue was 57.1% and 49.3% for the three and nine months ended March 31, 2014, respectively, an increase of 4.3% and 1.6%, respectively, when compared to the same periods of the last fiscal year.  The absolute amount of revenue increased by $1,192 to $4,599 and by $2,159 to $13,244 for the three and nine months ended March 31, 2014, respectively, as compared to the same periods of the last fiscal year.

Revenue in the testing segment for the three and nine month periods ended March 31, 2014 increased primarily due to an increase in testing volume in our China, Malaysia and Thailand operations, but was partially offset by a decrease in testing volume in our Singapore operations. The increase in our testing volume was due to the increase in demand for our customers’ products during that period. The decrease in testing volume in our Singapore operations was mainly caused by our major customers in Singapore reducing their orders due to the decrease in demand for their products.

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

Distribution Segment

Revenue in the distribution segment accounted for 4.7% and 7.1% of total revenue for the three and nine months ended March 31, 2014, respectively, an increase of 1.1% and 3.2%, respectively, when compared to the same periods of the last fiscal year.  The absolute amount of revenue increased by $142 to $374 and by $990 to $1,906 for the three and nine months ended March 31, 2014, respectively, compared to the same periods of the last fiscal year.

Revenue in the distribution segment for the three and nine month periods ended March 31, 2014 increased primarily due to an order received from one of our customers for specialized equipment in the third quarter of fiscal 2014.

Demand for the distribution segment varies depending on the demand for our customers’ products and the changes taking place in the market and our customers’ forecasts.  Hence it is difficult to accurately forecast fluctuations in the market.

Real Estate Segment

The real estate segment accounted for 0.6% and 0.5% of total revenue for the three and nine months ended March 31, 2014, respectively, an increase of 0.1% for both periods as compared to the same periods of the last fiscal year. The absolute amount of revenue in the real estate segment increased by $13 to $46 and by $40 to $136 for the three and nine months ended March 31, 2014, respectively, compared to the same periods of the last fiscal year. The increase in revenue in the real estate segment for the three and nine months ended March 31, 2014, respectively, is described below.

The two main revenue components for the real estate segment were investment income and rental income.

No investment income was recorded as “revenue” for the three and nine months ended March 31, 2014 and 2013. Income for certain of our property development investments (after deduction of the relevant local taxes) was $51 and $153 for the three and nine months ended March 31, 2014, respectively, as compared to income of $71 and $197 for the three and nine months ended March 31, 2013, respectively. This investment was reclassified to loan receivables commencing in the third quarter of fiscal 2011, in accordance with ASC Topic 310-10-25 Receivables. Hence such income is also reclassified as “Other Income”.

Rental income for the three and nine months ended March 31, 2014 was $46 and $136, respectively, as compared to $33 and $96, respectively, for the same periods of the last fiscal year. The increase was primarily due to the new lease rental agreement for three units in the JiangHuai rental property, signed during the fourth quarter of fiscal 2013. Hence the unit in JiangHuai did not generate such rental income for the same period in the last fiscal year. Furthermore, the increase was due to an increase in rent in the MaoYe and FuLi rental properties, as compared to the same period in the last fiscal year. The rental agreement in JiangHuai expired on March 31, 2014 and we are actively looking for a suitable tenant.

“Investment in unconsolidated joint venture” as shown in the balance sheet consists of the cost of an investment in a joint venture in which we have a 10% interest. Prior to the first quarter of fiscal 2012, the investment in this China affiliate was recorded on the equity basis. In the first quarter of fiscal 2012, we concluded that we could no longer exert significant influence on the operating and financial activities of the joint venture. Therefore, effective September 29, 2011, we began accounting for this investment using the cost method. During the second quarter of fiscal 2014, TTCQ disposed of its 10% interest in the joint venture. The joint venture had to raise funds for the development of the project. As a joint-venture partner, TTCQ was required to stand guarantee for the funds to be borrowed; considering the amount of borrowing, the risk involved was higher than the investment made and hence TTCQ decided to dispose of the 10% interest in the joint venture investment. On October 2, 2013, TTCQ entered into a share transfer agreement with Chongqing Jun Zhou Co Ltd. (“Jun Zhou”). Based on the agreement, the purchase price was to be paid through (1) non-monetary consideration consisting of commercial units measuring 668 square meters to be delivered in June 2015 and (2) sixteen quarterly equal installments of RMB 500 per quarter commencing from January 2014. Based on ASC Topic 845 Non-monetary consideration, the Company deferred the recognition of the gain or loss on disposal of the 10% interest in joint venture investment until such time that the consideration is paid, so that the gain or loss can be ascertained. Hence the recorded value of the disposed investment amounting to $781, based on the exchange rate as at March 31, 2014 published by the Monetary Authority of Singapore, is classified as “other assets” under non-current assets, since it is considered a down-payment for the purchase of the commercial property in Chongqing.

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

Comparison of the Third Quarters Ended March 31, 2014 (“Q3 2014”) and March 31, 2013 (“Q3 2013”)

The following table sets forth certain consolidated statements of income data as a percentage of revenue for the third quarters of fiscal 2014 and 2013, respectively:

	Three Months Ended March 31,
	2014	2013
Revenue	100.0%	100.0%
Cost of sales	75.5	80.4
Gross Margin	24.5%	19.6%
Operating expenses
General and administrative	21.9%	24.2%
Selling	1.7	2.2
Research and development	0.6	1.1
Total operating expenses	24.2%	27.5%
Income / (Loss) from Operations	0.3%	(7.9)%

Overall Gross Margin

Overall gross margin as a percentage of revenue increased by 4.9% to 24.5% for the three months ended March 31, 2014, from 19.6% for the same period of the last fiscal year, primarily due to an increase in the gross profit margin in the testing and real estate segments. The increase was partially offset by a decrease in gross profit margin in the manufacturing and distribution segments.

Gross profit margin as a percentage of revenue in the manufacturing segment decreased by 0.4% to 14.9% for the three months ended March 31, 2014, from 15.3% in the same period of the last fiscal year. The decrease in gross profit margin was due to the change in product mix, as this segment increased sales of products that had lower profit margin items insufficient to offset the increase in gross margin due to the change in product mix in the manufacturing segment as compared to the same period of last fiscal year. In absolute dollar amounts, gross profits in the manufacturing segment increased by $24 to $450 for the three months ended March 31, 2014, from $426 for the same period of the last fiscal year.

Gross profit margin as a percentage of revenue in the testing segment increased by 8.6% to 31.7% for the three months ended March 31, 2014, from 23.1% in the same period of the last fiscal year.   The increase was primarily due to an increase in testing volume in our China, Malaysia and Thailand operations, which was partially offset by the decrease in the testing volume in our Singapore operations.  Significant portions of our cost of goods sold are fixed in the testing segment. Thus, as the demand of services and factory utilization increase, the fixed costs are spread over the increased output, which increases the gross profit margin. Tianjin and Suzhou in our China operations, the Malaysia operations, and the Thailand operations increased their space utilization and the Singapore operations decreased their space. The inflow of testing volume in our China and Malaysia operations enabled those operations to improve their gross margin. In absolute dollar amounts, gross profit in the testing segment increased by $671 to $1,457 for the three months ended March 31, 2014 from $786 for the same period of the last fiscal year.

The gross profit margin of the distribution segment is not only affected by the market price of our products, but also our product mix, which changes frequently as a result of changes in market demand. Gross profit margin as a percentage of revenue in the distribution segment decreased by 10.2% to 13.1% for the three months ended March 31, 2014, from 23.3% in the same period of the last fiscal year. The decrease in gross margin as a percentage of revenue was due to the change in product mix, as this segment increased sales of products that had lower profit margin items insufficient to offset the decrease in gross margin due to the change in product mix in the distribution segment as compared to the same period of last fiscal year. In terms of absolute dollar amounts, gross profit in the distribution segment for the three months ended March 31, 2013 was $49, as compared to $54 in the same period of the last fiscal year.

Gross profit margin as a percentage of revenue in the real estate segment was 23.9% for the three months ended March 31, 2014, an increase of 20.9% as compared to 3.0% in the same period of the last fiscal year. In absolute dollar amounts, gross profit in the real estate segment for the three months ended March 31, 2014 was $11, an increase of $10 from $1 in the same period of the last fiscal year.  The increase in the gross profit margin as a percentage of revenue was due to an increase in rental revenue, as new rental contracts were entered into in the fourth quarter of fiscal 2013, and also due to an increase in rental due from the renewal of rental agreements. The increase in rental revenue does not have a direct impact on its cost, hence resulting in a higher gross margin.

Operating Expenses

Operating expenses for the third quarters of fiscal 2014 and 2013 were as follows:

	Three Months Ended March 31,
(Unaudited)	2014	2013
General and administrative	$1,757	$1,567
Selling	140	143
Research and development	49	72
Gain on disposal of PP&E	-	(2)
Total	$1,946	$1,780

General and administrative expenses increased by $190, or 12.1%, from $1,567 to $1,757 for the three months ended March 31, 2014 compared to the same period of last fiscal year. The increase in general and administrative expenses was mainly attributable to the increase in the expenses of our manufacturing segment,  the testing segment of our Singapore operations and the Tianjin and Suzhou operations in China, and in the distribution segment in our Singapore operations. These increases were partially offset by the decrease in general and administrative expenses in the testing segment of our Malaysia operations and the real estate segment in our China operations. In the China testing operations, general and administrative expenses increased mainly due to an increase in salary and staff related expenses, which was caused by an increase in scale of operations. The increase in our China testing operations was partially offset by a decrease in payroll related expenses in Singapore operations and reduced utility expenses in Malaysia operations. The reduced utility expense was due to a special  rebate received in the third quarter of fiscal 2014 from the Malaysian government.

Selling expenses decreased by $3, or 2.1%, to $140 for the three months ended March 31, 2014, from $143 for the same period of the last fiscal year. The decrease was mainly due to a decrease in the manufacturing segment of our Singapore and U.S. operations and in the testing segment of our Singapore and Malaysia operations, which was partially offset by the increase in the distribution segment of our Singapore operations. This decrease in the U.S. operations was due to a decrease in the commissionable sales for the quarter ending March 31, 2014 as compared to the same period of the last fiscal year.

 Income / (Loss) from Operations

Income from operations was $21 for the three months ended March 31, 2014 as compared to a loss from operations of $513 for the three months ended March 31, 2013. The improvement was mainly due to the increase in revenue and the increase in gross profit margin of $700, and partially offset by the increase in operating expenses of $166, as discussed earlier.

Interest Expense

Interest expense for the third quarters of fiscal 2014 and 2013 was as follows:

	Three Months Ended March 31,
(Unaudited)	2014	2013
Interest expenses	$(62)	$(72)

Interest expense decreased by $10 to $62 for the three months ended March 31, 2014, primarily due to repayment of the bank loan payables and the capital lease in the Singapore and Malaysia operations. We are trying to keep our debt at a minimum in order to save financing costs.  As of March 31, 2013, the Company had an unused line of credit of $5,914.

Income Tax (Expenses) / Benefit

Income tax benefit for the three months ended March 31, 2014 was $184, as compared to income tax expenses of $28 for the same quarter last fiscal year. The increase in income tax benefit was mainly due to the reversal of the income tax provisions in our Singapore operations. The Singapore operations expected certain expenses to be disallowed and made certain tax provisions therefor. Since the review of income tax has been completed, the tax provisions were no longer required and hence were reversed during the three months ended March 31, 2014. This, combined with the deferred tax for the timing difference recorded by the Malaysia operations for the three months ended March 31, 2014, resulted in an increase as compared to the same period in the last fiscal year.

Gain / (Loss) from Discontinued Operations

Gain from discontinued operations for the three months ended March 31, 2014 was $34, as compare to the loss from discontinued operations of $52 for the same quarter of last fiscal year. This gain from the discontinued operations was caused by the exchange differences from the payables.

Non-controlling Interest

As of March 31, 2014, we held a 55% interest in Trio-Tech (Malaysia) Sdn. Bhd., Trio-Tech (Kuala Lumpur) Sdn. Bhd., SHI International Pte. Ltd., and PT. SHI Indonesia, and a 76% interest in Prestal Enterprise Sdn. Bhd. The share of net income from the subsidiaries by the non-controlling interest for the three months ended March 31, 2014 was $97, an increase of $141 compared to the share of net loss of $44 for the same period of the previous fiscal year.  The increase in the share of net income by the non-controlling interest in the subsidiaries was attributable to the increase in net income generated by the Malaysia testing operations as compared to the same period in the previous fiscal year.

Net Profit / (Loss)

Net profit was $157 for the three months ended March 31, 2014, as compared to a net loss of $543 for the three months ended March 31, 2013. The improvement was mainly due to an increase in revenue, and an increase in gross margin and tax benefit from the reversal of the income tax in the Singapore operations, since the assessments have been completed and the tax provision is no longer required, which was offset by an increase in operating expenses, as previously discussed.

Earnings / (Loss) per Share

Basic and diluted earnings per share for the three months ended March 31, 2014 was $0.05 compared to basic and diluted loss per share of $0.16 in the same period of the last fiscal year. Basic and diluted earnings per share from continuing operations was $0.04 for the three months ended March 31, 2014 as compared to the loss per share of $0.15 for the three months ended March 31, 2013. The earnings from discontinued operations was $19 for the three months ended March 31, 2014 as compared to the loss from discontinued operations of $13 for the three months ended March 31, 2013. Basic and diluted earnings per share attributable to discontinued operations were $0.01 and loss per share was $0.01 for the three months ended March 31, 2014 and 2013, respectively.

Segment Information

The revenue, gross margin and income from each segment for the third quarter of fiscal 2014 and the third quarter of fiscal 2013 are presented below. As the revenue and gross margin for each segment have been discussed in the previous section, only the comparison of income from operations is discussed below.

Manufacturing Segment

The revenue, gross margin and (loss) / income from operations for the manufacturing segment for the third quarter of fiscal 2014 and 2013 were as follows:

	Three Months Ended March 31,
(Unaudited)	2014	2013
Revenue	$3,020	$2,786
Gross margin	14.9%	15.3%
Loss from operations	$(343)	$(302)

Loss from operations from the manufacturing segment increased by $41 to $343 for the three months ended March 31, 2014 from $302 in the same period of the last fiscal year, primarily due to an increase in operating expenses. This was partially offset by an increase in revenue by $234 and gross margin by $24 compared to the same period in the last fiscal year, as discussed earlier. Operating expenses for the manufacturing segment were $793 and $728 for the three months ended March 31, 2014 and 2013, respectively.  The increase in operating expenses of $65 was mainly due to an increase in general and administrative expense which consists of payroll related expenses, travelling and commission expenses. This increase was offset by a decrease in selling expenses due to a reversal of warranty provision which is no longer required as the warranty period has expired in the Singapore operations for the three months ended March 31, 2014.

Testing Segment

The revenue, gross margin and loss from operations for the testing segment for the third quarters of fiscal 2014 and 2013 were as follows:

	Three Months Ended March 31,
(Unaudited)	2014	2013
Revenue	$4,599	$3,407
Gross margin	31.7%	23.1%
Income / (loss) from operations	$406	$(93)

Income from operations in the testing segment for the three months ended March 31, 2014 was $406, a change of $499 compared to a loss of $93 in the same period of the last fiscal year. The improvement in the operating results was attributable to an increase in revenue by $1,192 and an increase by $671 in gross margin, as discussed earlier. These increases were partially offset by the increase in operating expenses by $172. Operating expenses were $1,051 and $879 for the three months ended March 31, 2014 and 2013, respectively. The increase in operating expenses of $172 was mainly attributable to an increase in allocation of regional and corporate expenses and an increase in the payroll related expenses in the expanding China operations to meet the increase in testing volume. Such increase was partially offset by the decrease in utility expenses due to the special rebate for utility expenses received during the period in the Malaysia operations as discussed above.

Distribution Segment

The revenue, gross margin and income from operations for the distribution segment for the third quarters of fiscal 2014 and 2013 were as follows:

	Three Months Ended March 31,
(Unaudited)	2014	2013
Revenue	$374	$232
Gross margin	13.1%	23.3%
(Loss) / income from operations	$(5)	$35

Loss from operations in the distribution segment was $5 for the three months ended March 31, 2014, a deterioration of $40 as compared to the income from operations of $35 in the same period of last fiscal year. This was mainly due to an increase in operating expenses. Operating expenses increased by $35 to $54 for the three months ended March 31, 2014 from $19 for the same period in the last fiscal year.  Operating expenses increased due to payroll related expenses. The increase in payroll related expenses was due to the transfer of headcount from the manufacturing segment in the Singapore operations to the distribution segment due to the increase in revenue in the distribution segment as discussed earlier, which needed the headcount resources. It further increased due to the provision for bonuses being made during this period compared with the same period in the last fiscal year. The increase in operating expenses and decrease in gross profit was partially offset by the increase in revenue as discussed earlier.

Real Estate Segment

The revenue, gross margin and loss from operations for the real estate segment for the third quarters of fiscal 2014 and 2013 were as follows:

	Three Months Ended March 31,
(Unaudited)	2014	2013
Revenue	$46	$33
Gross margin	23.9%	3.0%
Loss from operations	$(23)	$(56)

Loss from operations in the real estate segment for the three months ended March 31, 2014 was $23, a decrease of $33 compared to $56 for the same period of the last fiscal year.  The decrease in operating loss was mainly due to a decrease in operating expenses by $23 and an increase in gross profit by $10, caused by the increase in rental income of $13, as discussed earlier. The operating expenses were $34 and $57 for the three months ended March 31, 2014 and 2013, respectively. The decrease in operating expenses as compared to the same quarter in last fiscal year was primarily due to a decrease in travel related expenses.

Corporate

The loss from operation for Corporate for the third quarters of fiscal 2014 and 2013 were as follows:

	Three Months Ended March 31,
(Unaudited)	2014	2013
Loss from operation	$(14)	$(72)

Corporate operating losses decreased by $58 to $14 for the three months ended March 31, 2014, from $72 in the same period of the last fiscal year.  The decrease in operating loss was mainly due to a decrease in payroll expenses. Corporate overhead recharged during the third quarter of fiscal 2014 was $252, as compared to $199, which was an increase in income of $53, as Corporate overhead is recharged on a fixed amount basis. During the three months ended March 31, 2014, Corporate overheads were being recharged on a predetermined fixed dollar amount based on a certain fixed percentage of targeted revenue, while during the same period in the prior year it was being charged on a certain percentage based on actual revenues.

Comparison of the Nine Months Ended March 31, 2014 and March 31, 2013

	Nine Months Ended March 31,
	2014	2013
Revenue	100.0%	100.0%
Cost of sales	77.5	80.0
Gross Margin	22.5%	20.0%
Operating expenses
General and administrative	20.2%	21.4%
Selling	2.1	1.7
Research and development	0.6	0.9
Total operating expenses	22.9%	24.0%
Loss from Operations	(0.4)%	(4.0)%

Overall Gross Margin

Overall gross margin as a percentage of revenue increased by 2.5% to 22.5% for the nine months ended March 31, 2014, from 20.0% in the same period of the last fiscal year, primarily due to an increase in gross profit margin in the manufacturing, testing and real estate segments, which was partially offset by a decrease in the gross profit margin in the distribution segments.

Gross profit margin as a percentage of revenue in the manufacturing segment increased by 2.0% to 15.7% for the nine months ended March 31, 2014, from 13.7% in the same period of the last fiscal year. In terms of absolute dollar amounts, the gross profit increased by $296 to $1,825 for the nine months ended March 31, 2014 as compared to $1,529 for the same period in last fiscal year. The increase in absolute dollar amount of gross margin was primarily due to an increase in revenue in the Singapore operations, which was higher than the increase in cost. The foregoing was partially offset by the decrease in gross profit in the U.S. operations. The gross profit margin in the U.S. operations for the nine months ended March 31, 2014 was lower, mainly due to a decrease in sales and a decrease in cost of sales. However the decrease in sales in the U.S. operation was higher than the decrease in cost, resulting in a lower gross margin as compared to the same period of the last fiscal year.

Significant portions of our operating costs are fixed in the testing segment.  Thus, as the demand for services and factory utilization increases, the fixed costs are spread over the increased output, which improves the gross profit margin. Gross profit margin as a percentage of revenue in the testing segment increased by 2.3% to 28.9% for the nine months ended March 31, 2014 from 26.6% in the same period of the last fiscal year.  In terms of absolute dollar amounts, gross profit in the testing segment increased by $879 to $3,824 for the nine months ended March 31, 2014, from $2,945 for the same period of the last fiscal year. Gross profit in absolute dollar increased in the testing segment in our China, Malaysia and Thailand operations, which was partially offset by the decrease in gross margin in the Singapore operations.

Gross profit margin as a percentage of revenue in the distribution segment decreased by 0.6% to 19.2% for the nine months ended March 31, 2014, from 19.8% for the same period of the last fiscal year.  The decrease was due to the product mix, as we sold more products with a lower profit margin in the distribution segment as compared to the same period of last fiscal year.  In terms of absolute dollar amounts, gross profit in the distribution segment for the nine months ended March 31, 2014 was $365, an increase of $184 as compared to $181 in the same period of the last fiscal year. The increase in the gross profit was primarily due to the increase in sales and sales of products with a lower gross margin. The gross profit margin of the distribution segment was not only affected by the market price of our products, but also our product mix, which changes frequently as a result of changes in market demand.

Gross profit margin as a percentage of revenue in the real estate segment was 22.8% for the nine months ended March 31, 2014, an increase of 23.8% from a negative 1.0% for the same period in the last fiscal year. In terms of absolute dollar amounts, gross profit in the real estate segment for the nine months ended March 31, 2014 was $31, an increase of $32 from negative $1 in the same period of the last fiscal year. The increase in the gross profit margin as a percentage of revenue was due to an increase in rental revenue, as certain properties commenced their rental in the fourth quarter of fiscal 2013 and certain rental agreements were renewed at a higher rent. Rental agreements in FuLi expired on March 31, 2014 and were renewed, and the renewed agreement expires in April 2017. The rental agreement of JiangHuai expired on March 31, 2014 and TTCQ is actively looking for a suitable tenant.

Operating Expenses

Operating expenses for the nine months ended March 31, 2014 and 2013 were as follows:

	Nine Months Ended March 31,
(Unaudited)	2014	2013
General and administrative	$5,429	$4,982
Selling	553	399
Research and development	150	217
(Gain) / Loss on disposal of PP&E	11	(6)
Total	$6,143	$5,592

General and administrative expenses increased by $447, or 9%, from $4,982 to $5,429 for the nine months ended March 31, 2014 compared to the same period of the last fiscal year. The increase was primarily in the manufacturing segment in the U.S. and Singapore operations, in the testing segment in the Tianjin and Suzhou operations in China, in the distribution segment in the Singapore operations, and in the corporate office in the U.S., all of which was partially offset by the decrease in general administrative expenses in the testing segment in our Singapore and Malaysia operations and the real estate segment in the China operations. The increase in general and administrative expenses was mainly attributable to an increase in stock option expenses and an increase in traveling expenses in the corporate office, and an increase in general and administrative expenses such as salary and staff related expenses in the Tianjin operations for the nine months ended March 31, 2014 as compared to the same period of last fiscal year. The Tianjin operation is expanding its capacity to meet the increasing testing volume and its major customer’s demands and hence its operating expenses are increasing with the increase in revenue.

Selling expenses increased by $154, or 38.6%, to $553 for the nine months ended March 31, 2014, from $399 for the same period of the last fiscal year, which was mainly due to an increase in travel expenses and commission expenses as a result of lower commissionable sales in the Singapore operations, though was partially offset by the increase in the commission expenses in the U.S. operations due to an increase in commissionable sales.

Loss from Operations

Loss from operations decreased by $840 compared to the same period of the last fiscal year, from $938 to $98 for the nine months ended March 31, 2014, mainly due to an increase in revenue and an increase in gross profit margin, which was partially offset by the increase in operating expenses, as discussed earlier.

Interest Expenses

Interest expenses for the nine months ended March 31, 2014 and 2013 were as follows:

	Nine Months Ended March 31,
(Unaudited)	2014	2013
Interest expenses	$(196)	$(226)

Interest expenses decreased by $30 to $196 for the nine months ended March 31, 2014, compared to $226 for the same period of the last fiscal year, due to repayment and reducing the bank loan payable and the credit facilities by the Singapore operations.

Income Tax Benefit / (expenses)

Income tax benefit for the nine months ended March 31, 2014 was $266, an increase of $170 compared to income tax benefit of $96 for the same period of the last fiscal year.  The increase in income tax benefit was mainly due to the reversal of the income tax provisions relating to prior years in our Singapore operations, as the review of income tax has been completed and the tax provisions were no longer required and hence were reversed during the three months ended March 31, 2014. This was partially offset by the deferred tax for the timing difference recorded by the Malaysia operations for the nine months ended March 31, 2014 as compared to the same period in the last fiscal year.

Loss from Discontinued Operations

Loss from discontinued operations was $38 for the nine months ended March 31, 2014 as compared to $541 for the same period of the last fiscal year. The fabrication segment was in operation during the third quarter of fiscal 2013 and was discontinued during the fourth quarter of fiscal 2013, hence the loss was lower during fiscal 2014 as compared to the same period in the prior fiscal year. During the third quarter of fiscal 2014, the fabrication segment recorded a gain which was caused by the exchange differences from the payables.

Non-controlling Interest

As of March 31, 2014 we held a 55% interest in Trio-Tech Malaysia, Trio-Tech (Kuala Lumpur) Sdn. Bhd., SHI International Pte. Ltd. and PT. SHI Indonesia, and a 76% interest in Prestal Enterprise Sdn. Bhd. The share of profit by the non-controlling interest for the nine months ended March 31, 2014, in the net profit of subsidiaries, was $195 as compared to the share of losses of $156 for the same period of the last fiscal year.  The increase in the non-controlling interest in sharing the net income of subsidiaries was attributable to the increase in net income generated by the Malaysia testing operations as compared to the same period in the prior fiscal year.

Net Loss

Net loss was $225 for the nine months ended March 31, 2014, an improvement of $840 from a loss of $1,065 for the same period in the last fiscal year. The improvement was mainly due to an increase in revenue, an increase in gross margin, and tax benefit from the reversal of the income tax in the Singapore operations, since the assessments have been completed and the tax provision is no longer required. This was partially offset by the increase in operating expenses, as discussed earlier, and by the provision of doubtful debts for the deemed loan receivable of $325 recorded by the real estate segment during the nine months ended March 31, 2014.

Loss per Share

Basic and diluted loss per share for the nine months ended March 31, 2014 was $0.06 compared to basic and diluted loss per share of $0.32 in the same period of the last fiscal year. Basic and diluted loss per share from continuing operations for the nine months ended March 31, 2014 was $0.06 compared to basic and diluted loss per share of $0.24 in the same period of the last fiscal year. The loss from discontinued operations was $21 and $225 for the nine months ended March 31, 2014 and 2013, respectively. Basic and diluted loss per share attributable to discontinued operations for the nine months ended March 31, 2014 and 2013 were nil and $0.08, respectively.

Segment Information

The revenue, gross profit margin, and income or loss from each segment for the nine months ended March 31, 2014 and 2013, respectively, are presented below.  As the segment revenue and gross margin for each segment have been discussed in the previous section, only the comparison of income from operations is discussed below.

Manufacturing Segment

The revenue, gross margin and loss from operations for the manufacturing segment for the nine months ended March 31, 2014 and 2013 were as follows:

	Nine Months Ended March 31,
(Unaudited)	2014	2013
Revenue	$11,589	$11,157
Gross margin	15.7%	13.7%
Loss from operations	$(671)	$(733)

Loss from operations from the manufacturing segment decreased by $62 to $671 for the nine months ended March 31, 2014 from $733 in the same period of the last fiscal year, primarily due to an increase in the revenue of $432, and an increase in gross profit of $296, as discussed earlier. Operating expenses for the manufacturing segment were $2,496 and $2,262 for the nine months ended March 31, 2014 and 2013, respectively. The increase in operating expenses of $234 was mainly due to an increase in travelling, warranty and commission expenses in the Singapore operations, and a higher allocation of regional and corporate expenses due to higher revenue in this segment by the Singapore operations for the nine months ended March 31, 2014 as compared to the same period of last fiscal year.

Testing Segment

The revenue, gross margin and loss from operations for the testing segment for the nine months ended March 31, 2014 and 2013 were as follows:
	Nine Months Ended March 31,
(Unaudited)	2014	2013
Revenue	$13,244	$11,085
Gross margin	28.9%	26.6%
Income / (loss) from operations	$797	$(23)

Income from operations in the testing segment for the nine months ended March 31, 2014 was $797, an improvement of $820 compared to a loss of $23 in the same period of the last fiscal year.  The improvement in operating results was attributable to an increase in revenue and gross margin. Gross profit increased by $879, but was partially offset by an increase of $59 in operating expenses.  Operating expenses were $3,027 and $2,968 for the nine months ended March 31, 2014 and 2013, respectively. The increase in operating expenses was mainly attributable to an increase in expenses in Tianjin and Suzhou in the China operation, which was partially offset by a decrease in the expenses in our Singapore and Malaysia operations. The increase in expenses was caused by the higher allocation of regional and corporate expenses due to higher revenue in this segment by the China operations for the nine months ended March 31, 2014 as compared to the same period of last fiscal year.

Distribution Segment

The revenue, gross margin and income from operations for the distribution segment for the nine months ended March 31, 2014 and 2013 were as follows:
	Nine Months Ended March 31,
(Unaudited)	2014	2013
Revenue	$1,906	$916
Gross margin	19.2%	19.8%
Income from operations	$194	$119

Income from operations in the distribution segment increased by $75 to $194 for the nine months ended March 31, 2014, from $119 for the same period of last year. The increase in operating income was mainly due to an increase in revenue and an increase in gross profit. Gross profit increased by $184, which was partially offset by an increase in operating expenses of $109. Operating expenses were $171 and $62 for the nine months ended March 31, 2014 and 2013, respectively. The increase in operating expenses was mainly due to an increase in allocation of corporate charges by $37, caused by the increase in revenue and an increase in general and administrative expenses, which was due to payroll related expenses. The increase in payroll related expenses was due to the transfer of headcount from the manufacturing segment in the Singapore operations to the distribution segment due to the increase in revenue in the distribution segment. It further increased due to the provision for bonuses being made during this period.

Real Estate Segment

The revenue, gross margin and loss from operations for the real estate segment for the nine months ended March 31, 2014 and 2013 were as follows:
	Nine Months Ended March 31,
(Unaudited)	2014	2013
Revenue	$136	$96
Gross margin	22.8%	(1.0)%
Loss from operations	$(68)	$(177)

Loss from operations in the real estate segment for the nine months ended March 31, 2014 was $68, a decrease of $109 compared to a loss of $177 for the same period of the last fiscal year.  The decrease in operating loss was mainly due to an increase in revenue, resulting in a higher gross profit, as discussed earlier. The gross profit increased by $32, combined with a decrease in operating expenses of $77. The operating expenses were $99 and $176 for the nine months ended March 31, 2014 and 2013, respectively. The decrease in operating expenses was mainly due to a decrease in general and administrative expenses by $57 due to reduced administrative and travelling expenses and due to lower allocation of corporate charges. Corporate charges are allocated on a pre-determined fixed rate.

Corporate

The loss from operation for Corporate for the nine months ended March 31, 2014 and 2013 were as follows:

	Nine Months Ended March 31,
(Unaudited)	2014	2013
Loss from operation	$(350)	$(64)

Corporate operating losses increased by $286 to $350 for the nine months ended March 31, 2014, from a loss of $64 in the same period of the last fiscal year.  The increase was mainly due to an increase in stock option expenses, professional fees and travel expenses. The stock option expenses for the nine months ended March 31, 2014 were $208, an increase of $168 from $40 for the same period in the last fiscal year. Travel expenses increased by $60 to $86 as compared to the same period in the last fiscal year. The increase in loss was partially offset by the increase in Corporate overhead recharged. During the nine months ended March 31, 2014, Corporate overheads were being recharged on a predetermined fixed dollar amount based on a certain fixed percentage of targeted revenue, while during the same period in the prior year it was being charged on a certain percentage based on actual revenues.

Financial Condition

During the nine months ended March 31, 2014 total assets decreased by $1,848, from $36,044 as at June 30, 2013 to $34,196 as at March 31, 2014. The decrease in total assets was primarily due to a decrease in cash and cash equivalents, trade accounts receivables, other receivables, inventories, loan receivables from property development projects, investments, investment in properties, and restricted term deposits, which was partially offset by an increase in property, plant and equipment and other assets.

Cash and cash equivalents were $2,549 as at March 31, 2014, reflecting a decrease of $244 from $2,793 as at June 30, 2013, primarily due to increased capital expenditure in Tianjin, China and the Malaysia operations. The increase in capital expenditure was to meet the increased testing volume due to an increase in demand by a major customer in these operations. Capital expenditures increased by $930 for the nine months ended March 31, 2014 to $2,297, as compared to $1,367 during the same period in the last fiscal year. This decrease in cash and cash equivalents was partially offset by collections from our customers and the addition of a new bank loan taken by the Malaysia operations to purchase equipment during the third quarter of fiscal 2014.

At March 31, 2014, the trade accounts receivable balance decreased by $565 to $8,163 from $8,728 as at June 30, 2013, primarily due to collections in the nine month period ended March 31, 2014, as compared to the year end of last fiscal year. The rate of turnover of accounts receivables was 85 days at the end of the third quarter of fiscal 2014 compared to 115 days at the end of fiscal year 2013. The decrease was partially offset by the increase in revenue in the Tianjin, Suzhou and Malaysia operations for the third quarter of fiscal year 2014.

At March 31, 2014, other receivables were $429, reflecting a decrease of $564 from $993 as at June 30, 2013. The decrease was primarily due to the decrease in advance payment to suppliers and goods and services taxes claimable, as the sales were higher than the purchases during the nine months ended March 31, 2014.

At March 31, 2014, loan receivable from property development projects was $803, compared to $1,139 as at June 30, 2013.  The decrease was primarily caused by the allowance for doubtful receivables amounting to RMB 2,000, or approximately $325, and the exchange fluctuation between Chinese renminbi, Singapore dollars and U.S. dollars from June 30, 2013 to March 31, 2014. The loan receivable from property development projects was primarily attributable to a loan receivable from a property development project of RMB 5,000, or approximately $803 based on the exchange rate as on March 31, 2014 published by the Monetary Authority of Singapore, from Chong Qing Jun Zhou Zhi Ye. The investment was classified as a loan based on ASC Topic 310-10-25 Receivables.

Inventory at March 31, 2014 was $1,823, a decrease of $640 compared to $2,463 as at June 30, 2013. The decrease in inventory was mainly due to a decrease in the work in progress, raw materials, and finished goods in the Singapore operations in the third quarter of fiscal 2014 as compared to the end of fiscal 2013. The turnover of inventory was 72 days at the end of the third quarter of fiscal 2014 compared to 82 days at the end of fiscal year 2013.  The increase in inventory turnover rate was due to an increase in utilization of the inventory by the Singapore operation in the nine month period ended March 31, 2014, as compared to the year end of fiscal 2013.

Prepaid expenses and other current assets were $294 as at March 31, 2014 compared to $358 as at June 30, 2013. The decrease of $64 was primarily due to amortization of insurance premiums paid by the Malaysia, Tianjin and Suzhou operations.

Investments in unconsolidated joint venture decreased by $791 from $791 to nil, mainly due to the disposal of the entire interest in the joint venture between TTCQ and JiaSheng. The disposal is recorded at cost and since the disposal is partially for non-monetary consideration, the recording of the gain or loss has been deferred until such period that the gain or loss can be determined based on ASC Topic 845 Non-monetary consideration.

Investment properties in China and Malaysia at March 31, 2014 were $1,785, a decrease of $108 from $1,893 as at June 30, 2013.  The decrease was primarily due to depreciation of $83 charged for the nine months ended March 31, 2014 and the exchange fluctuation between Chinese renminbi, Singapore dollars and U.S. dollars from June 30, 2013 to March 31, 2014.

Property, plant and equipment increased by $173 from $12,851 as at June 30, 2013 to $13,024 as at March 31, 2014, mainly due to capital expenditures. Capital expenditures during the nine months ended March 31, 2014 were $2,297 as compared to $1,367 during the same period in the last fiscal year, incurred mostly in the Tianjin and Malaysia operations for the nine months ended March 31, 2014. The increase was partially offset by the depreciation charge for the nine months ended March 31, 2014.

Other assets as at March 31, 2014 increased by $1,283 to $1,720, compared to $437 as at June 30, 2013.  The increase in other assets was primarily due to the down payment for the purchase of a commercial property in Chongqing, China, developed by the joint venture and further increased due to the down payment for the purchase of property, plant and equipment in the Malaysia operations during the nine months ended March 31, 2014.

Lines of credit as at March 31, 2014 decreased by $989 to $2,875 compared to $3,864 as at June 30, 2013. This was mainly due to the payment made by the Singapore operations to repay part of the credit facility.

Accounts payable as at March 31, 2014 decreased by $545 to $3,591 from $4,136, mainly due to payment made to suppliers. The decrease was partially offset by the increase in purchases in our Tianjin and Suzhou operations during the third quarter of fiscal 2014.

Accrued expenses as at March 31, 2014 increased by $123 to $3,183 from $3,060, mainly due to an increase in accrual of payroll related expenses, utility expenses and accrued purchases during the period ended third quarter of fiscal 2014 as compared to year end of fiscal 2013.

Bank loans payable net of current portion as at March 31, 2014 decreased by $12 to $2,601 from $2,613, mainly due to repayment by our Singapore and Malaysia operations. The decrease was partially offset by the additional bank loans taken by the Malaysia operations to purchase property, plant and equipment during the third quarter of fiscal 2014 in order to meet the increasing demands of its major customer.

 Liquidity Comparison

Net cash provided by operating activities decreased by $950 to an inflow of $3,154 for the nine months ended March 31, 2014 from an inflow of $4,104 in the same period of the last fiscal year. The decrease in net cash generated by operating activities was primarily due to a change in accounts receivables by $4,369, which was caused by the decrease in accounts receivables by $4,799 during the nine months period ending March 31, 2013 as compared to the decrease by $565 during the same period in fiscal 2014. Other assets changed by $1,519, which was mainly due to down-payment of $781 for the purchase of commercial property in the real estate segment in our China operations and further due to the down-payment for property, plant and equipment in our Malaysia operations. These were partially offset by the decrease in operating loss by $1,199 and the changes in accounts payable and accrued expenses by $3,919, which was caused by the decrease in accounts payable and accrued expenses of $3,072 during the nine months period ending March 31, 2013 as compared to the increase of $422 during the same period in fiscal 2014, as previously discussed.

Net cash used in investing activities increased by $1,038 to an outflow of $2,266 for the nine months ended March 31, 2014 from an outflow of $1,228 for the same period of the last fiscal year.  The increase in net cash used in investing activities was primarily due to a decrease in proceeds from maturing deposits of $136 and an increase in capital spending by $930, which was partially offset by the increase in proceeds from disposal of plant, property and equipment of $28 during the nine months ended March 31, 2014.

Net cash used in financing activities for the nine months ended March 31, 2014 was $1,019, representing a decrease of $1,134 compared to $2,153 during the nine months ended March 31, 2013. The decrease in outflow was mainly due to a decrease in repayment of a line of credit of $374, a decrease in repayment of a bank loan and capital lease of $89, an increase in the proceeds from a bank loan of $402, and proceeds from cash inflow of $351 from the stock options being exercised during the nine months ended March 31, 2014. These increases were partially offset by the dividend paid to non-controlling interest of $82.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2014, the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective at a reasonable level.

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
VICTOR H.M. TING Vice President and Chief Financial Officer (Principal Financial Officer) Dated: May 14, 2014