Form 10-K
period 2014-06-30
TRIO-TECH INTERNATIONAL
filed 2014-10-09
CIK 732026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act.  [  ] Yes  [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  [  ] Yes  [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes  [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [X] Yes  [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in a definitive proxy statement or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):  Large Accelerated Filer [  ]  Accelerated Filer [  ]  Non-Accelerated Filer (Do not check if a smaller reporting company) [  ]  Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [  ] Yes  [X] No

The aggregate market value of voting stock held by non-affiliates of Registrant, based upon the closing price of $3.35 for shares of the registrant’s Common Stock on December 31, 2013, the last business day of the registrant’s most recently completed second fiscal quarter as reported by the NYSE MKT, was approximately $6,798,000. In calculating such aggregate market value, shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock (including shares with respect to which a holder has the right to acquire beneficial ownership within 60 days) were excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock outstanding as of October 02, 2014 was 3,513,055.

Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference information from Registrant’s Proxy Statement for its 2014 Annual Meeting of Shareholders to be filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K.

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

During fiscal year 2014, we operated our business in four segments: manufacturing, testing services, distribution and real estate. In the fourth quarter of fiscal year 2013, management discontinued its operations in the fabrication services segment. Geographically, we operate in the U.S., Singapore, Malaysia, Thailand and China.  We operate six testing services facilities; one in the United States and five in Southeast Asia.   We operate two manufacturing facilities: one in the United States and the other in Southeast Asia. Our distribution segment and real estate segment operate primarily in Southeast Asia. Our major customers are concentrated in Southeast Asia and they are either semiconductor chip manufacturers or testing facilities that purchase testing equipment.  For information relating to revenues, profit and loss and total assets for each of our segments, see Note 20 - Business Segments contained in our consolidated financial statements included in this Form 10-K.

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
Trio-Tech Singapore established a subsidiary, Trio-Tech (Tianjin) Co. Ltd. in China.
Trio-Tech (Tianjin) Co., Ltd. achieved ISO 9001:2008 certification.

2011
SHI International Pte. Ltd. achieved ISO 9001:2008 certification.
Universal (Far East) Pte. Ltd. was recertified to ISO 9001:2008 standards.
Trio-Tech (Tianjin) Co., Ltd. was certified for ISO/TS 16949:2009 standards.

2012	Trio-Tech Tianjin acquired TS16949 certification.
2013
Trio-Tech Singapore, Trio-Tech Malaysia, Trio-Tech (Suzhou),
Trio-Tech (Bangkok) and Trio-Tech Tianjin re-certified to ISO 9001:2008 standards.
Trio-Tech Singapore re-certified to ISO 14001:2004 standards.
Trio-Tech Malaysia achieved ISO/TS16949 LOC certification.
Trio-Tech Tianjin re-certified to ISO/TS16949 LOC certification.
Trio-Tech Singapore re-certified to biz SAFE Level 3 Workplace Safety and Health standards.

2014	Trio-Tech Singapore re-certified to ISO 17025:2005 standards.
Overall Business Strategies

Our core business is and historically has been in the semiconductor industry (testing services, manufacturing and distribution).  Revenue from this industry accounted for 99.5% and 99.6% of our revenue for fiscal year 2014 and fiscal year 2013, respectively. The semiconductor industry has experienced periods of rapid growth, but has also experienced downturns, often in connection with, or in anticipation of, maturing product cycles of both semiconductor companies’ and their customers’ products and declines in general economic conditions. To reduce our risks associated with sole industry focus and customer concentration, the Company expanded its business into the real estate investment and oil and gas equipment fabrication businesses in 2007 and 2009, respectively.

To achieve our strategic plan for our semiconductor business, we believe that we must pursue and win new business in the following areas:

●	Primary markets – Capturing additional market share within our primary markets by offering superior products and services to address the needs of our major customers.

●	Growing markets – Expanding our geographic reach in areas of the world with significant growth potential.

●	New markets – Developing new products and technologies that serve wholly new markets.

●	Complementary strategic relationships – Through complementary acquisitions or similar arrangements, we believe we can expand our markets and strengthen our competitive position. As part of our growth strategy, the Company continues to selectively assess opportunities to develop strategic relationships, including acquisitions, investments and joint development projects with key partners and other businesses.

Business Segments

Testing Services

Our testing services are rendered to manufacturers and purchasers of semiconductors and other entities who either lack testing capabilities or whose in-house screening facilities are insufficient for testing devices in order for them to make sure that these products meet certain commercial specifications. Customers outsource their test services either to accommodate fluctuations in output or to benefit from economies that can be offered by third party service providers.

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

Real Estate

Beginning in 2007, Trio-Tech (Chongqing) Co. Ltd. (“TTCQ”) a subsidiary of Trio-Tech International Pte. Ltd. (“TTI”) has invested in real estate property in Chongqing, China, which has generated investment income from the rental revenue from real estate we purchased in Chongqing, China, and investment returns from deemed loan receivables, which are classified as other income. The rental income is generated from the rental properties in MaoYe, JiangHuai and FuLi in Chongqing, China. The investments, which are deemed a loan receivable, generated investment returns from the investments in JiaSheng Property Development Co. Ltd. (“JiaSheng”) and JiangHuai Property Development Co. Ltd. (“JiangHuai”). The loan receivable from JiaSheng was transferred on November 1, 2013 to Jun Zhou Zhi Ye (“JunZhou”). The amount is secured by the underlying property and repayable at the end of the term thereof, which is October 26, 2016. The loan receivable from JiangHuai expired unpaid on May 31, 2013 and thus did not generate any investment returns in fiscal year 2014. TTCQ is in the legal process of recovering the outstanding amount of the loan receivable from JiangHuai. An impairment of the loan receivable from JiangHuai was recorded during the second quarter of fiscal year 2014.

Fabrication – Discontinued Operation

Although we fabricated equipment structures used in the oil and gas industry at our subsidiary, PT SHI Indonesia (“PT SHI”), in Indonesia, in the second quarter of fiscal year 2013 management terminated the lease of the fabrication yard and decided to outsource fabrication projects to service providers who have facilities to undertake such projects. In the fourth quarter of fiscal year 2013, management discontinued this operation.

Product Research and Development

We focus our research and development activities on improving and enhancing both product design and process technology. We conduct product and system research and development activities for our products in Singapore and the United States. Research and development expenses were $196 and $281 in fiscal year 2014 and 2013, respectively. Our Singapore operations decreased its research and development expenses in fiscal year 2014, due to a decrease in headcount and thus the payroll related expenses.

Marketing, Distribution and Services

We market our products and services worldwide, directly and through independent sales representatives and our own marketing sales team. We have approximately six independent sales representatives operating in the United States and another nineteen in various foreign countries. Of the twenty-five sales representatives, seven are representing the distribution segment and eighteen are representing the testing services segment and the manufacturing segment for various products and services produced and provided from our facilities in different locations.

Dependence on Limited Number of Customers

In fiscal year 2014 and 2013, combined sales of equipment and services to our three largest customers accounted for approximately 70.9% and 71.6%, respectively, of our total net revenue. Of those sales, $21,986 (60.6%) and $19,786 (62.3%) were from one major customer for fiscal years 2014 and 2013, respectively. Although the major customer is a U.S. company, the revenue generated from it was from facilities located outside of the U.S. The majority of our sales and services in fiscal years 2014 and 2013 were to customers outside of the United States.

Backlog

The following table sets forth the Company's backlog at the dates indicated (amounts in thousands):
	For the Year Ended June 30,
	2014	2013
Manufacturing backlog	$2,653	$3,761
Testing services backlog	1,515	1,131
Distribution backlog	212	832
Real estate backlog*	528	679
	$4,908	$6,403
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

Materials and Supplies

Our products are designed by our engineers and are assembled and tested at our facilities in the United States, China and Singapore.  We purchase all parts and certain components from outside vendors for assembly purposes.  We have no written contracts with any of our key suppliers.  As these parts and components are available from a variety of sources, we believe that the loss of any one of our suppliers would not have a material adverse effect on our results of operations taken as a whole.

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

The principal competitive factors in the manufacturing industry include product performance, reliability, service and technical support, product improvements, price, established relationships with customers and product familiarity. We make every effort to compete favorably with respect to each of these factors.  Although we have competitors for our various products, we believe that our products compete favorably with respect to each of the above factors. We have been in business for more than 55 years and have operation facilities mostly located in Southeast Asia.  Those factors combined have helped us to establish and nurture long-term relationships with customers and will allow us to continue doing business with our existing customers upon their relocation to other regions where we have a local presence or are able to reach.

We believe that the real estate industry in China is undergoing a correction. While a slowing of investment and construction by as much as 10% would definitely reduce growth from 7.5% to 6.5%, an orderly adjustment is still factored. Nevertheless, the real estate market in China presents not only huge business opportunities, but also various special characteristics at both industrial and business levels. There is no subprime or foreclosure crisis in China. And there is not the additional worry of a mortgage backed securities bubble in the works either. But despite those two key differences, China housing has undergone a major growth spurt in the last decade. Affluent Chinese are buying up second homes as investments, and local municipalities have been funding local builders to erect housing in order to create jobs. We cooperate closely with our business partner JiaSheng, who has many years’ experience in the real estate business in China.

Patents

The manufacturing segment holds a United States patent granted in 1994 on certain aspects of its Artic temperature test systems.  In 2001, we registered a new United States patent (for 20 years) for several aspects of a new range of Artic Temperature Controlled Chucks.  As these patents are not significant for our manufacturing segment due to the change in our products portfolio, the capitalized cost of the patents was written off in fiscal year 2002 because of the impairment assessed by our management. In fiscal years 2014 and 2013 we did not register any patents within the U.S.

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

Employees

As of June 30, 2014, we had approximately 609 employees. Geographically, approximately 10 full time employees were located in the United States and approximately 599 full time employees in Southeast Asia.  None of our employees are represented by a labor union.

There were approximately 57 employees in the manufacturing segment, 511 employees in the testing services segment, 3 employees in the real estate segment and 38 employees in general administration, logistics and others.

ITEM 1A – RISK FACTORS

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, we are not required to provide the information required by this item.

ITEM 1B – UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2 – PROPERTIES

As of the date of filing of this Form 10-K, we believe that we are utilizing approximately 85% of our fixed property capacity. We also believe that our existing facilities are adequate and suitable to cover any sudden increase in our needs in the foreseeable future.

The following table presents the relevant information regarding the location and general character of our principal manufacturing and testing facilities:
		Approx. Sq. Ft.	Owned (O) or Leased (L)
Location	Segment	Occupied	& Expiration Date
16139 Wyandotte Street, Van Nuys,	Corporate	5,200	(L) Dec. 2014*1
CA 91406, United States of America	Testing Services/ Manufacturing
1004, Toa Payoh North, Singapore
Unit No. HEX 07-01/07,	Testing Services	6,864	(L) Sept. 2017
Unit No. HEX 07-01/07, (ancillary site)	Testing Services	2,339	(L) Sept. 2017
Unit No. HEX 03-01/02/03,	Testing Services /Manufacturing	2,959	(L) Sept. 2017
Unit No. HEX 01-08/15,	Testing Services /Manufacturing	6,864	(L) Jan. 2017
Unit No. HEX 01-08/15, (ancillary site)	Testing Services /Manufacturing	1,980	(L) Jan. 2017
Unit No. HEX 01-16/17,	Logistics Store	1,983	(L) Jan. 2017
Unit No. HEX 03-08/10,	Manufacturing	2,959	May 2013*3
1008, Toa Payoh North, Singapore
Unit No. HEX 03-09/17,	Manufacturing	6,099	(L) Jan. 2017
Unit No. HEX 03-09/17, (ancillary site)	Manufacturing	70	(L) Jan. 2017
Unit No. HEX 01-09/10/11,	Manufacturing	2,202	(L) Nov. 2017
Unit No. HEX 01-15/16,	Manufacturing	1,400	(L) Sept. 2014 (L) Sept. 2017
Unit No. HEX 01-08,	Manufacturing	603	(L) Jun. 2017
Unit No. HEX 01-12/14,	Manufacturing	1,664	(L) Jul. 2016
Unit No. HEX 07-17/18,	Testing Services	4,315	Jul. 2012*3
Unit No. HEX 07-17/18, (ancillary site)	Testing Services	25	Jul. 2012*3
Unit No. HEX 02-17,	Manufacturing	832	Mar. 2013*3
Unit No. HEX 02-15/16,	Manufacturing	1,400	Mar. 2013*3
Plot 1A, Phase 1	Manufacturing	42,013	(O)
Bayan Lepas Free Trade Zone
11900 Penang
Lot No. 11A, Jalan SS8/2,	Testing Services	78,706	(O)
Sungai Way Free Industrial Zone,
47300 Petaling Jaya,
Selangor Darul Ehsan, Malaysia
Lot No. 4, Kawasan MIEL	Testing Services	37,457	Jul. 2013*2*4
Sungai Way Baru Free Industrial Zone,
Phsdr Phase III, Selangor Darul Ehsan, Malaysia
327, Chalongkrung Road,	Testing Services	34,433	(O)
Lamplathew, Lat Krabang,
Bangkok 10520, Thailand
No. 5, Xing Han Street, Block A	Testing Services	356	(L) Apr. 2016
#03-09/10 Suzhou Industrial Park
China 215021
No. 5, Xing Han Street, Block A	Testing Services	576	(L) Jan. 2016
#04-15/16, Suzhou Industrial Park
China 215021
27-05, Huang Jin Fu Pan.	Real Estate	970	(L) Aug. 2015
No. 26 Huang Jin Qiao Street
Hechuan District Chongqing China 401520
B7-2, Xiqing Economic Development	Testing Services	45,949	(L) Apr. 2021
Area International Industrial Park
Tianjin City, China 300385.
*1 With respect to the various leases that expire during fiscal year 2015, the Company anticipates that the landlord will offer similar terms on each such lease at renewal and does not believe that material expenses will be incurred.

*2 The premises were sublet to a third party during fiscal year 2013. Subsequent to fiscal year 2013, on July 31, 2013, the lease for these premises was terminated and there were no penalties or costs for early termination.

*3 The premises have been returned and the lease terminated as at the end of fiscal year 2013.
*4 The premises have been returned and the lease terminated as at the end of fiscal year 2014.

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

PART II

ITEM 5 – MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is traded on the NYSE MKT under the symbol “TRT.”  The following table sets forth, for the periods indicated, the range of high and low sales prices of our Common Stock as quoted by the NYSE MKT:

	High	Low
Fiscal year ended June 30, 2013
Quarter ended September 30, 2012	$1.93	$1.30
Quarter ended December 31, 2012	$1.90	$1.35
Quarter ended March 31, 2013	$2.40	$1.53
Quarter ended June 30, 2013	$2.80	$1.80
Fiscal year ended June 30, 2014
Quarter ended September 30, 2013	$3.80	$3.01
Quarter ended December 31, 2013	$3.54	$3.05
Quarter ended March 31, 2014	$3.50	$3.03
Quarter ended June 30, 2014	$3.68	$3.01

Stockholders

As of October 02, 2014, there were 3,513,055 shares of our Common Stock issued and outstanding, and the Company had approximately 68 record holders of Common Stock. The number of holders of record does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.

Dividend Policy

We did not declare any cash dividends in fiscal year 2014 or fiscal year 2013.

The determination as to whether to pay any future cash dividends will depend upon our earnings and financial position at that time and other factors as the Board of Directors may deem appropriate. California law prohibits the payment of dividends if a corporation does not have sufficient retained earnings or cannot meet the statutory asset to liability ratio. There is no assurance that dividends will be paid to holders of Common Stock in the forseeable future.

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

Trio-Tech International operates in five distinct segments: manufacturing, testing services, distribution, real estate and fabrication services. However during the fourth quarter of fiscal year 2013, management discontinued the fabrication services segment. In fiscal year 2014, revenue from the four continuing operations - manufacturing, testing services, distribution and real estate segments represented 43.3%, 49.7%, 6.5% and 0.5% of our revenue, respectively, compared to 48.0%, 47.3%, 4.3% and 0.4% respectively, in fiscal year 2013.

Fabrications segment, which was discontinued during the fourth quarter of fiscal year 2013, did not have revenue for fiscal year   2014 as compared to $389 for fiscal year 2013.

Semi-conductor testing and manufacturing of test equipment is our core business. We provide third-party semiconductor testing and burn-in services primarily through our laboratories in Southeast Asia. At or from our facilities in the U.S. and Southeast Asia we also design, manufacture and market equipment and systems to be used in the testing and production of semiconductors, and distribute semiconductor processing and testing equipment manufactured by other vendors.

We expanded our market share in the semiconductor testing segment, primarily in Tianjin and Malaysia. In fiscal year 2011, TTI registered  a 100% wholly owned subsidiary, Trio-Tech (Tianjin) Co. Ltd. (“TTTJ”), located in the Xiqing Economic Development Area International Industrial Park in Tianjin City, People’s Republic of China. During fiscal year 2012, TTTJ obtained the ISO/TS 16949:2009 certification, which enables this operation to provide burn-in services to the automotive industry. TTTJ commenced operating activities in the third quarter of fiscal year 2012. It provides testing services for one of our major customers.

During fiscal year 2014, our testing operations in Singapore were re-certified to ISO 17025:2005 standards.

Our distribution segment operates primarily in Southeast Asia. This segment markets and supports distributing complementary products supplied by other manufacturers that are used by its customers and other semiconductor and electronics manufacturers. We believe this will help us to reduce our exposure to multiple risks arising from being a mere distributor of manufactured products from others.

Our real estate segment generates income from two main revenue components: investment income and rental income.

“Investments” as shown in the balance sheet consists of the cost of an investment in a joint venture in which we had a 10% interest. Prior to the first quarter of fiscal year 2012, the investment in this China affiliate was recorded on the equity basis. In the first quarter of fiscal year 2012, we concluded that we could no longer exert significant influence on the operating and financial activities of the joint venture. Therefore, effective September 29, 2011, we began accounting for this investment using the cost method. The joint venture needed to raise funds for the development of the project undertaken by the joint-venture. As a joint-venture partner, TTCQ was required to guarantee funds to be borrowed for that project. Considering the amount of funds to be borrowed, and that the risk involved was higher than the investment made, TTCQ decided to dispose of the 10% interest in the joint venture investment. On October 02, 2013, TTCQ entered into a share transfer agreement with Chongqing Jun Zhou Co Ltd. (“Jun Zhou”) for the sale of TTCQ’s 10% interest in the joint-venture, which agreement provided for payment of the purchase price through (1) non-monetary consideration consisting of commercial units measuring 668 square meters to be delivered in June 2015 and (2) sixteen quarterly equal installments of RMB 500 per quarter commencing from January 2014. Based on ASC Topic 845 Non-monetary Transactions, the Company deferred the recognition of the gain or loss on disposal of the 10% interest in joint venture investment until such time that the consideration is paid, so that the gain or loss can be ascertained. Hence the recorded value of the disposed investment amounting to $783, based on exchange rates published by the Monetary Authority of Singapore as of June 30, 2014,  is classified as “other assets” under non-current assets, since it is considered a down payment for the purchase of the commercial property in Chongqing. The carrying value of the investments at 2013 fiscal year end was $791.

TTCQ invested RMB 5,554 in rental properties in Maoye during fiscal year 2008, RMB 3,600 in rental properties in JiangHuai during fiscal year 2010 and RMB 4,025 in rental properties in FuLi during fiscal year 2010. The total investment in properties in China was RMB 13,179, or approximately $2,122 and $2,145 in fiscal years 2014 and 2013, respectively. The carrying value of these investment properties in China was RMB 10,218 and RMB 10,877, or approximately $1,646 and $1,770, in fiscal years 2014 and 2013, respectively. These properties generated a total rental income of $177 and $132 for fiscal years 2014 and 2013, respectively. TTCQ’s investment in properties in Maoye, JiangHuai and FuLi that generated rental income is discussed further in this Form 10-K.

Our fabrication services segment, SHI International Pte. Ltd (“SHI”), provided fabrication of large and complex offshore structures employed to process oil and gas and for temporary storage of the oil prior to shipment, and related services for the offshore oil and gas industries. We fabricated equipment and structures used in the oil and gas industry at our subsidiary (“PT SHI”). In the second quarter of fiscal year 2013, management terminated the lease of the fabrication yard and determined to outsource fabrication projects to service providers who have facilities to undertake such projects. In the fourth quarter of fiscal year 2013, management discontinued this segment.

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

Fiscal Year 2014 Highlights (in Thousands)

●	Total revenue increased by $4,492, or 14.1%, to $36,262 in fiscal year 2014 compared to $31,770 in fiscal year 2013.
●	Manufacturing segment revenue increased by $461, or 3.0%, to $15,715 in fiscal year 2014 compared to $15,254 in fiscal year 2013.
●	Testing services segment revenue increased by $2,988, or 19.9%, to $18,017 in fiscal year 2014 compared to $15,029 in fiscal year 2013.
●	Distribution segment revenue increased by $998, or 73.7%, to $2,353 in fiscal year 2014 compared to $1,355 in fiscal year 2013.
●	Real estate segment revenue increased by $45, or 34.1%, to $177 in fiscal year 2014 compared to $132 in fiscal year 2013.
●	Gross profit margins increased by 2.9% to 22.9% in fiscal year 2014 compared to 20.0% in fiscal year 2013.
●	General and administrative expenses increased by $913, or 14.2%, to $7,363 in fiscal year 2014 compared to $6,450 in fiscal year 2013.
●	Research and Development expenses decreased by $85, or 30.2%, to $196 in fiscal year 2014 from $281 in fiscal year 2013.
●	Stock option expenses increased by $174 to $216 in fiscal year 2014 as compared to $42 in fiscal year 2013.
●	Loss from operations decreased by $859 to $2 in fiscal year 2014, as compared to a loss from operations of $861 in fiscal year 2013.
●	Loss from continuing operations before income tax decreased by $526, or 83.8%, to $102 in fiscal year 2014 compared to loss from operations of $628 in fiscal year 2013.
●	Loss from discontinuing operations before income tax decreased by $693, or 94.4%, to $41 in fiscal year 2014 compared to $734 in fiscal year 2013.
●	Tax benefit for fiscal year 2014 was $344, an increase of $84 from $260 in fiscal year 2013.
●	Total assets decreased by $1,454, or 4.0%, to $34,590 as of June 30, 2014 compared to $36,044 as of June 30, 2013.
●	Working capital decreased by $1,615, or 38.6%, to $2,569 as of June 30, 2014 compared to $4,184 as of June 30, 2013.

The highlights above are intended to identify some of our most significant events and transactions during our fiscal year 2014. However, these highlights are not intended to be a full discussion of our results for the year.  These highlights should be read in conjunction with the discussion in this Item 7 and with our consolidated financial statements and footnotes accompanying this Annual Report.

General Financial Information

During the fiscal year ended June 30, 2014, total assets decreased by $1,454 from $36,044 in fiscal year 2013 to $34,590 in fiscal year 2014. The decrease was primarily due to a decrease in other receivables, short-term loan receivables from property development projects, inventories, and pre-payments. It was partially offset by an increase in cash and cash equivalents, deferred tax assets, property, plant and equipment, other assets, and restricted term-deposits.

Cash and cash equivalents at June 30, 2014 were $2,938, an increase of $145, or 5.2%, compared to a total of $2,793 at June 30, 2013. The increase in cash was primarily due to an increase in collections from customers, proceeds from disposal of property, plant and equipment, and proceeds from stock options exercised in fiscal year 2014. These increases were partially curtailed by an increase in capital spending, operating expenses, payment of dividend to non-controlling interest in the Malaysia operations, payment of term loan, payment of lines of credit and down-payment for the purchase of fixed assets in fiscal year 2014.

Trade accounts receivable at June 30, 2014 was $8,625, representing a decrease of $103, or 1.2%, compared to $8,728 at June 30, 2013. The decrease was attributable to improved collections which were partially offset by the increase in revenue during fiscal year 2014 as a result of an increase in capital spending on equipment and systems by one of our major customers. Total sales from all of the segments in the fourth quarter of fiscal year 2014 were $9,387, an increase of $870, or 10.2%, compared to total sales of $8,517 in the fourth quarter of fiscal year 2013. The turnover of net accounts receivables was 87 days in fiscal year 2014, a decrease of 25 days compared to 112 days in fiscal year 2013.

As at June 30, 2014 other receivables were $311, a decrease of $682, or 68.7%, compared to $993 at June 30, 2013. Such decrease was mainly due to a decrease in advance payment made to a supplier by our Singapore operations and a decrease in the goods and services tax (“GST”) refund claimable from the Inland Revenue by the Singapore operations in fiscal year 2014 as a result of decreased purchases of inventories by the Singapore operations in the fourth quarter of fiscal year 2014, as compared to the same period in the prior year.

As at June 30, 2014, there were no short-term loan receivables from investment in property development projects as compared to $1,139 at June 30, 2013. The decrease in short-term loan receivables from property development projects was primarily due to reclassification of $1,139 to long-term loan receivables.

Inventory in our manufacturing and distribution segments at June 30, 2014 was $1,106, a decrease of $1,357, or 55.1%, compared to $2,463 at June 30, 2013. The turnover of inventory was 66 days for fiscal year 2014, reflecting a decrease of 16 days compared with a turnover rate of 82 days for fiscal year 2013. The higher inventory turnover was due to a decrease in inventory balance at June 30, 2014, which was due to higher usage of inventory caused by the increase in sales in our manufacturing and distribution segments in the fourth quarter of fiscal year 2014, as compared to fiscal year 2013. Overall sales increased in fiscal year 2014 as compared to fiscal year 2013 due to the fourth quarter sales.

Prepaid expenses and other current assets at June 30, 2014 were $205, a decrease of $153 from $358 at June 30, 2013. Because the prepayments made in fiscal year 2013 have been amortized and are not yet due for renewal in fiscal year 2014, the prepayments decreased.

Deferred tax asset at June 30, 2014 were $388, an increase of $185 as compared to $203 as at June 30, 2013. The increase was mainly caused by the temporary timing differences in Singapore and Chongqing in the China operations.

Investment properties in China at June 30, 2014 were $1,646, a decrease of $124 from $1,770 at June 30, 2013.  The decrease was primarily due to the depreciation charged during fiscal year 2014. Investment property in Malaysia as at June 30, 2014 was $119 as compared to $123 for the same period in last fiscal year. The decrease was primarily due to currency fluctuation.

Property, plant and equipment at June 30, 2014 were $13,541, an increase of $690, or 5.4%, compared to $12,851 at June 30, 2013. The increase in property, plant and equipment was mainly due to additions to fixed assets aggregating $3,090 during fiscal year 2014, which was partially offset by depreciation of $2,294 charged during fiscal year 2014. Depreciation for property, plant and equipment was $2,491 for fiscal year 2013. The decrease in depreciation expenses in fiscal year 2014 was primarily due to certain assets reaching the end of their useful life in the Suzhou and Singapore operations in fiscal year 2014, though this was partially offset by the increase from the additions of fixed assets in the Malaysia and Tianjin operations after June 30, 2013.

On November 1, 2013, an investment that was deemed loan receivables from property development projects amounting to $805 was transferred from JiaSheng to Junzhou Zhi Ye for a contract period expiring on October 26, 2016. The balance of investment was $805 at the end of the fiscal years 2014 and 2013. Since the expiry is in October 2016, this was re-classified as long-term loan receivables.

Other assets at June 30, 2014 were $1,263, an increase of $1,029 compared to $234 at June 30, 2013. The increase was mainly due to the down-payment for the purchase of fixed assets made during fiscal year 2014 by the Malaysia operations, and the increase in rental deposits in the Singapore operations due to an increase in rental at the time of lease renewal.

Restricted cash at June 30, 2014 increased by $47 to $3,541 compared to $3,494 at June 30, 2013.  The increase was mainly due to the interest on restricted deposits credited during fiscal year 2014 and the foreign currency translation difference between functional currency and U.S. dollars from June 30, 2013 to June 30, 2014.

Total liabilities at June 30, 2014 were $13,757, a decrease of $1,681 compared to $15,438 at June 30, 2013.  The decrease in liabilities was primarily due to the decrease in lines of credit, accounts payables, accrued expenses, income tax payable, and bank loans payable.

The total of our lines of credit at June 30, 2014 was $3,767, representing a decrease of $97 compared to $3,864 at June 30, 2013. We established lines of credit with a few banks primarily for the working capital needs of our Singapore operation. We decreased our borrowings in fiscal year 2014 as a result of payment of lines of credit. Restricted deposits collateralize the lines of credit.

Accounts payable at June 30, 2014 was $3,162, a decrease of $974 compared to $4,136 at June 30, 2013. Material purchased during the later part of fiscal year 2014 decreased in the Tianjin, Malaysia and Singapore operations, resulting in less accounts payable for the 2014 fiscal year end.

Accrued expenses at June 30, 2014 were $3,046, a decrease of $14 compared to $3,060 at June 30, 2013. The decrease was due in part to the fact that most of the purchases in the Singapore operations were accounted by the year end and hence there was no need for accruing them. The balance of the decrease was due to a decrease in headcount in our Singapore operation, resulting in a decrease in accrual of payroll related expenses.

As of June 30, 2014, the outstanding bank loans payable was $3,046, with interest rates ranging from 4.55% to 5.35% per annum, compared to the bank loans payable of $3,383 with interest rates ranging from 4.55% to 5.10% per annum as of June 30, 2013. The decrease of $337 in the bank loan payable was due to repayment during fiscal year 2014. The loans are collateralized by property, plant and equipment.

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

In response to the SEC’s Release No. 33-8040, Cautionary Advice Regarding Disclosure about Critical Accounting Policy, we have identified the most critical accounting policies upon which our financial status depends.  We determined that those critical accounting policies are related to the inventory valuation, allowance for doubtful accounts, revenue recognition, impairment of property, plant and equipment, investment property and income tax. These accounting policies are discussed in the relevant sections in this management’s discussion and analysis, including the Recently Issued Accounting Pronouncements discussed below.

Accounts Receivable and Allowance for Doubtful Accounts

During the normal course of business, we extend unsecured credit to our customers in all segments.  Typically, credit terms require payment to be made between 30 to 90 days from the date of the sale.  We generally do not require collateral from customers.  We maintain our cash accounts at credit-worthy financial institutions.

The Company’s management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. The Company includes any account balances that are determined to be uncollectible, along with a general reserve in the overall allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  Based on the information available to management, the Company believed that its allowance for doubtful accounts was adequate as of June 30, 2014.

Inventory Valuation

Inventories of our manufacturing and distribution segments consisting principally of raw materials, works in progress, and finished goods are stated at the lower of cost, using the first-in, first-out ("FIFO") method, or market value. The semiconductor industry is characterized by rapid technological change, short-term customer commitments and rapid changes in demand.  Provisions for estimated excess and obsolete inventory are based on regular reviews of inventory quantities on hand and the latest forecasts of product demand and production requirements from our customers.  Inventories are written down for not saleable, excess or obsolete raw materials, works-in-process and finished goods by charging such write-downs to cost of sales. In addition to write-downs based on newly introduced parts, statistics and judgments are used for assessing provisions of the remaining inventory based on salability and obsolescence.

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

Foreign Currency Translation and Transactions

The United States dollar ("U.S. dollar") is the functional currency of the U.S. parent company. The Singapore dollar, the national currency of Singapore, is the primary currency of the economic environment in which the operations in Singapore are conducted.  We also operate in Malaysia, Thailand, China and Indonesia, of which the Malaysian ringgit, Thai baht, Chinese renminbi and Indonesian rupiah, respectively, are the national currencies.  The Company uses the U.S. dollar for financial reporting purposes.

The Company translates assets and liabilities of its subsidiaries outside the U.S. into U.S. dollars using the rate of exchange prevailing at the balance sheet date, and the statement of operations is measured using average rates in effect for the reporting period.  Adjustments resulting from the translation of the subsidiaries’ financial statements from foreign currencies into U.S. dollars are recorded in shareholders' equity as part of accumulated comprehensive income (loss) - translation adjustment.  Gains or losses resulting from transactions denominated in currencies other than functional currencies of the Company’s subsidiaries are reflected in income for the reporting period.

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

Revenue from product sales is also recorded in accordance with the provisions of ASC Topic 605 (Emerging Issues Task Force ("EITF") Statement 00-21), Revenue Arrangements with Multiple Deliverables and Staff Accounting Bulletin (SAB) 104 Revenue Recognition in Financial Statements, which generally require revenue earned on product sales involving multiple-elements to be allocated to each element based on the relative fair values of those elements.  Accordingly, the Company allocates revenue to each element in a multiple-element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold and specifically defined in a quotation or contract.  The Company allocates a portion of the invoice value to products sold and the remaining portion of invoice value to installation work in proportion to the fair value of products sold and installation work to be performed. Training elements are valued based on hourly rates, which the Company charges for these services when sold apart from product sales. The fair value determination of products sold and the installation and training work is also based on our specific historical experience of the relative fair values of the elements if there is no easily observable market price to be considered. In fiscal year 2014 and 2013, the installation revenues generated in connection with product sales were immaterial and were included in the product sales revenue line on the consolidated statement of operations and comprehensive income (loss).

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

Revenue derived from the fabrication services segment during fiscal year 2013 was from fabricating large and complex structures employed to process oil and gas and for temporary storage, is recognized from long-term, fixed-price contracts using the percentage-of-completion method of accounting: (1) Input measures - measured by multiplying the estimated total contract value by the ratio of actual contract costs incurred to date to the estimated total contract costs, and (2) Output measures – measured based on completion of contract of milestones. The Company makes significant estimates involving its usage of percentage-of-completion accounting to recognize contract revenues. The Company periodically reviews contracts in process for estimates-to-completion, and revises estimated gross profit accordingly. While the Company believes its estimated gross profit on contracts in process is reasonable, unforeseen events and changes in circumstances can take place in a subsequent accounting period that may cause the Company to revise its estimated gross profit on one or more of its contracts in process. Accordingly, the ultimate gross profit realized upon completion of such contracts can vary significantly from estimated amounts between accounting periods.

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

Equity Method

The Company analyzes its investments in joint ventures to determine if the joint venture should be accounted for using the equity method. Management evaluates both Common Stock and in-substance Common Stock as to whether they give the Company the ability to exercise significant influence over operating and financial policies of the joint venture even though the Company holds less than 50% of the Common Stock and in-substance Common Stock. If so, the net income of the joint venture will be reported as “Equity in earnings of unconsolidated joint ventures, net of tax” in the Company’s consolidated statements of operations and comprehensive income (loss).

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

We evaluate our long-lived assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors considered important that could result in an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for our business, significant negative industry or economic trends, and a significant decline in our stock price for a sustained period of time. Impairment is recognized based on the difference between the fair value of the asset and its carrying value, and fair value is generally measured based on discounted cash flow analysis, if there is significant adverse change.

In our business in the future, we may be required to record impairment charges on our long-lived assets. During the fourth quarter of fiscal year 2014 and fiscal year 2013, we performed an impairment analysis at entity level for long-lived assets and determined that there was no impairment loss in fiscal years 2014 and 2013.

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

Income Tax

We account for income taxes using the liability method in accordance with the provisions of ASC Topic 740, Accounting for Income Taxes (“ASC Topic 740”), which requires an entity to recognize deferred tax liabilities and assets.  Deferred tax assets and liabilities are recognized for the future tax consequence attributable to the difference between the tax bases of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in future years.  Further, the effects of enacted tax laws or rate changes are included as part of deferred tax expenses or benefits in the period that covers the enactment date.  Management believed that it was more likely than not that the future benefits from these timing differences would not be realized.  Accordingly, a full allowance was provided as of June 30, 2014 and 2013.

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

Stock Based Compensation

We adopted the fair value recognition provisions under ASC Topic 718, Share Based Payments (“ASC Topic 718”), using the modified prospective application method. Under this transition method, compensation cost recognized during the twelve months ended June 30, 2014 included the applicable amounts of: (a) compensation cost of all share-based payments granted prior to, but not yet vested as of, July 1, 2014 (based on the grant-date fair value estimated in accordance with the original provisions of ASC Topic 718) and (b) compensation cost for all share-based payments granted subsequent to June 30, 2014.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”)  has issued converged standards on revenue recognition. Specifically, the Boards has issued the following document:

•	FASB Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers: Topic 606

ASU 2014-09 affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (e.g., assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles—Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this ASU.

For a public entity, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The adoption of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

The FASB has issued ASU No. 2014-08, Presentation of Financial Statements (“Topic 205”) and Property, Plant, and Equipment (“Topic 360”): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP.

Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment.

In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations.

The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. This disclosure will provide users with information about the ongoing trends in a reporting organization’s results from continuing operations.

The amendments in the ASU are effective in the first quarter of 2015 for public organizations with calendar year ends. For most nonpublic organizations, it is effective for annual financial statements with fiscal years beginning on or after December 15, 2014. Early adoption is permitted. The adoption of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

FASB has issued ASU No. 2013-11, Income Taxes (“Topic 740”): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists (a consensus of the FASB Emerging Issues Task Force). U.S. GAAP do not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward exists. The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward, except as follows. To the extent a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.

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

The FASB has issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon De-recognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. When a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in-substance real estate or conveyance of oil and gas mineral rights) within a foreign entity, the parent is required to apply the guidance in Subtopic 830-30 to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided.

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

●
Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.

●
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

The amendments apply to all public companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2013. The adoption of these updates is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

Other new pronouncements issued but not yet effective until after June 30, 2014 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

Comparison of Operating Results

The following table presents certain data from the consolidated statements of operations and comprehensive income (loss) as a percentage of net sales for the fiscal years ended June 30, 2014 and 2013:

	Year Ended June 30,
	2014	2013
Revenue	100.0%	100.0%
Cost of sales	77.1	80.0
Gross Margin	22.9%	20.0%
Operating expenses:
General and administrative	20.3%	20.3%
Selling	2.0	1.7
Research and development	0.6	0.9
Impairment Loss	0.0	0.0
Gain on disposal of PP&E	0.0	(0.2)
Total operating expenses	22.9%	22.7%
Loss from Operations	0.0%	(2.7)%

Overall Revenue

The overall revenue is composed of the revenues from the manufacturing, testing services, distribution and real estate segments. The following table presents the components of the overall revenue realized in fiscal years 2014 and 2013 in percentage format, respectively.

	Year Ended June 30,
	2014	2013
Manufacturing	43.3%	48.0%
Testing	49.7	47.3
Distribution	6.5	4.3
Real Estate	0.5	0.4
Total	100.0%	100.0%

Net sales in fiscal year 2014 were $36,262, an increase of $4,492, or 14.1%, compared to $31,770 in fiscal year 2013. The increase in net sales was due to an increase in sales from each of our testing segment, distribution segment, manufacturing segment and real estate segment, but partially offset by sales in our manufacturing segment. The increase in the testing segment was due to an increase in volume in our testing operations in Tianjin, China and Malaysia.  The increase in our distribution segment was due to the sales of high profit margin inventories. Revenue in our real estate segment increased marginally due to the execution of certain rental agreements in the later part of fiscal 2013.

As a percentage of total revenue, the revenue generated by the manufacturing segment in fiscal year 2014 accounted for 43.3% as compared to 48.0% in fiscal year 2013. In terms of dollar amount, the revenue generated by the manufacturing segment in fiscal year 2014 was $15,715, reflecting an increase of $461, or 3.0%, compared to $15,254 in fiscal year 2013. The increase in revenue generated by the manufacturing segment was due to one of our major customers increasing its capital expenditure of equipment and systems, which are used in its testing and production of semiconductors, during fiscal year 2014.

The backlog in the manufacturing segment was $2,653 as at June 30, 2014, representing a decrease of $1,108 from $3,761 as at June 30, 2013. We expect the demand for our products will continue to be low for the beginning of fiscal year 2015 as a result of a decrease in orders of testing equipment and systems from the major customer referred to in the prior paragraph.

As a percentage of total revenue, the revenue generated by the testing services segment in fiscal year 2014 accounted for 49.7% of total sales, an increase of 2.4% compared to 47.3% in fiscal year 2013. In terms of dollar amount, the revenue generated by the testing services segment for fiscal year 2014 was $18,017, reflecting an increase of $2,988, or 19.9%, compared to $15,029 for fiscal year 2013. The increase in revenue generated by the testing segment was primarily due to an increase in production capacity in our Tianjin operation during fiscal year 2014, which enabled us to accept more orders from one of our major customers. We also received higher volume in our Malaysia and Suzhou operations from their respective existing customer. These increases were partially offset by the decrease in revenue in our testing operations in Singapore and the United States. The decrease in Singapore was due to one of our testing customers reducing their order, which is dependent on the demand for their products. The decrease in our United States operations was due to a decrease in demand from our customers. Demand for testing services varies from country to country depending on changes taking place in the market and our customers’ forecasts.  Because it is difficult to accurately forecast fluctuations in the market, we believe that it is necessary to maintain testing facilities in close proximity to our customers in order to make it convenient for them to send us their newly manufactured parts for testing and to enable us to maintain a share of the market.

Backlog in the testing services segment as at June 30, 2014 was $1,515, an increase of $384 as compared to $1,131 at June 30, 2013. The decrease in backlog was mainly from our Singapore and Tianjin operations. The backlog depends on the orders received from customers which are in turn dependent upon the customers’ inventory levels.

As a percentage of total revenue, the revenue generated by the distribution segment in fiscal years 2014 and 2013 accounted for 6.5% and 4.3% of total sales, respectively.  In terms of dollar amount, revenue for fiscal year 2014 was $2,353, an increase of $998, or 73.7%, compared to $1,355 for fiscal year 2013. Though we received fewer orders from certain existing customers, we were able to increase the total revenue in the distribution segment through the growth in our customer base.

The backlog in the distribution segment as at June 30, 2014 was $212, reflecting a decrease of $620 compared to the backlog of $832 at June 30, 2013. The decrease in backlog was mainly due to a decrease in orders from customers due to a decrease in the demand for the customer’s products.  We believe that our competitive advantage in the distribution segment is our design and engineering capabilities in components and touch screen products, which allow customization to meet the specific requirement of our customers. Product volume for the distribution segment depends on sales activities such as placing orders, queries on products and backlog. Equipment and electronic component sales are very competitive, as the products are readily available in the market.

As a percentage of total revenue, the revenue generated by the real estate segment accounted for 0.5% and 0.4% in fiscal year 2014 and 2013, and in terms of dollar value, revenue for fiscal year 2014 was $177, an increase of $45, or 34.1%, compared to $132 for fiscal year 2013. This was due to an increase in rental income as an expiring lease rental agreement was renewed at a higher rental revenue, and we signed the new one year lease rental agreement in Jiang Huai during the fourth quarter of fiscal year 2013.

Backlog in the real estate segment as at June 30, 2014 was $528, a decrease of $151 as compared to $679 at June 30, 2013. The decrease in backlog was mainly due to expiry of rental agreements of certain properties in our China operations.

Overall Gross Margin

Overall gross margin as a percentage of revenue was 22.9% in fiscal year 2014, an increase of 2.9% compared to 20.0% in fiscal year 2013. The increase in gross margin as a percentage of revenue was mainly due to an increase in gross margin in each of our four operating segments. In terms of dollar value, the overall gross profit for fiscal year 2014 was $8,299, an increase of $1,948, or 30.7%, compared to $6,351 for fiscal year 2013.

The gross margin as a percentage of revenue in the manufacturing segment was 15.2% in fiscal year 2014, an increase of 2.4% compared to 12.8% in fiscal year 2013. As our manufacturing volume increased, the utilization of our manufacturing facilities in fiscal year 2014 compared with the prior year was higher, so the fixed costs were spread over the increased output, which caused the increase in profit margin. In terms of dollar amount, gross profits for the manufacturing segment in fiscal year 2014 were $2,387, an increase of $436, or 22.3%, compared to $1,951 in fiscal year 2013.

The gross margin as a percentage of revenue in the testing services segment was 30.1% in fiscal year 2014, an increase of 2.5% compared to 27.6% in fiscal year 2013. In terms of dollar amounts, gross profit in the testing services segment in fiscal year 2014 was $5,416, an increase of $1,262, or 30.4%, compared to $4,154 in fiscal year 2013. The increase in gross profit margin was primarily due to an increase in testing volume in the Malaysia, Tianjin and Suzhou operations, which helped to optimize the utilization of our facilities and improve our efficiency. Because significant portions of our operating costs are fixed in the testing services segment, as service demands rise and factory utilization increases, the fixed costs are spread over the increased output, which improves the absolute dollar value of profit margin.

The gross margin as a percentage of revenue in the distribution segment was 19.5% in fiscal year 2014, an increase of 1.4% compared to 18.1% in fiscal year 2013. In terms of dollar amount, gross profit in the distribution segment was $458, an increase of $213, or 86.9%, compared $245 in fiscal year 2013, due to an increase in revenue especially in the area of customized technical support and component sales to our customers, which also enjoy a higher margin compared to other products produced by other manufacturers. The gross margin of the distribution segment was not only affected by the market price of our products, but also our product mix, which changes frequently as a result of changes in market demand.

The gross margin as a percentage of revenue in the real estate segment was 21.5% in fiscal year 2014, an increase of 20.7% compared to 0.8% in fiscal year 2013. In absolute dollar amount, gross profit in the real estate segment was $38 in fiscal year 2014, an increase of $37, as compared to $1 in fiscal year 2013. The increase in the gross profit margin as a percentage of revenue in the real estate segment was due to an increase in rental revenue. In addition, the depreciation expenses decreased in fiscal year 2014 as compared to the prior year due to capitalization of certain rental properties into investment properties as the asset was put to use during fiscal year 2014. Rental income was $177 and $132 for fiscal years 2014 and 2013, respectively.

Operating Expenses

Operating expenses for the fiscal years ended June 30, 2014 and 2013 were as follows:

	Year Ended June 30,
	2014	2013
General and administrative	$7,363	$6,450
Selling	732	537
Research and development	196	281
Loss / (gain) on disposal of PP&E	10	(56)
Total	$8,301	$7,212

General and administrative expenses increased by $913, or 14.2%, from $6,450 in fiscal year 2013 to $7,363 in fiscal year 2014. The increase in general and administrative expenses was mainly due to an increase in the stock option expenses, allowance for doubtful trade receivables, payroll related expenses, general and administrative expenses from the Malaysia, Tianjin, Suzhou and Chongqing operations in China, and in the U.S. operations, but was partially offset by a decrease in the expenses in our Singapore and Thailand operations. The stock option expense was $216, an increase of $174, as compared to $42 in last fiscal year since the value of stock options granted in fiscal year 2014 was higher as compared to fiscal year 2013. Allowance for doubtful trade receivables was $438, an increase of $299, as compared to $139 in last fiscal year. The increase was primarily in our Malaysia operations. Payroll related expenses in our Tianjin and Malaysia operations increased due to an increase in headcount, which was needed for the increase in scale of operations. Transport and entertainment expenses in our China, Malaysia and United States operations increased due to our continuous efforts to strengthen relationships with existing customers, as well as to source for potential customers.  Bonus was payable during fiscal year 2014 based on performance, hence the bonus accrual was required and was provided for, resulting in higher general and administrative expenses for fiscal 2014 compared to last fiscal year.

Selling expenses increased by $195, or 36.3%, to $732 in fiscal year 2014 from $537 in fiscal year 2013, mainly due to an increase in commission and travel expenses during fiscal year 2014 as commissionable sales in fiscal year 2014 increased compared to the prior fiscal year.

Research and development expenses decreased by $85, or 30.2%, to $196 in fiscal year 2014 from $281 in fiscal year 2013. Our Singapore operations decreased its research and development expenses in fiscal year 2014, which was due to a decrease in payroll related expenses as a result of a decrease in headcount.

Loss on disposal of property, plant and equipment was $10 in the fiscal year 2014, as compared to a gain of $56 in fiscal year 2013, from disposal of property, plant and equipment. The loss was due to disposal in the Singapore operations, which were partially offset by the gain from the disposal in the Malaysia and Thailand operations.

Loss from Operations

Loss from operations was $2 in fiscal year 2014, representing a decrease of $859, as compared to $861 in fiscal year 2013. Such loss was mainly due to an increase in operating expenses, which was partially offset by the increase in revenue and profit margins, as previously discussed.

Interest Expenses

The interest expenses for fiscal years 2014 and 2013 were as follows:

	Year Ended June 30,
	2014	2013
Interest expenses	$263	$287

Interest expenses decreased by $24, or 8.4%, to $263 in fiscal year 2014 from $287 in fiscal year 2013. The decrease in interest expenses was mainly due to repayment of a certain loan and capital leases in the Singapore and Malaysia operations.

Other Income, Net

Other income, net for fiscal years 2014 and 2013 was as follows:

	Year Ended June 30,
	2014	2013
Investment income deemed interest income	$202	259
Interest income	45	33
Other rental income	215	51
Exchange (loss) / gain	(25)	65
Allowance for doubtful loan receivables	(325)	-
Allowance for doubtful interest receivables	(80)	-
Other miscellaneous income	131	112
Total	$163	$520

Other income decreased by $357 to $163 in fiscal year 2014 as compared to $520 in fiscal year 2013. The decrease was primarily attributable to an allowance for doubtful receivables amounting to $405, which consists of an allowance for doubtful deemed loan receivable of $325 and an allowance for doubtful interest receivable of $80 in the Chong Qing, China operations.

Income Tax

Income tax benefit for fiscal year 2014 was $344, an increase of $84 compared to $260 for fiscal year 2013. The increase in income tax benefits was mainly due to the reversal of income tax provisions relating to prior years in our Singapore operations. In prior years, Singapore operations expected certain expenses to be disallowed and made certain tax provisions therefor. Since the statute period has lapsed, the tax provisions are no longer required.

As at June 30, 2014, we had net operating expense loss carry-forwards of approximately $460 and $931 for federal and state tax purposes, respectively, expiring through 2022. We also had tax credit carry-forwards of approximately $834 for federal income tax purposes, expiring through 2032. We are uncertain whether these tax benefits will be realized. Accordingly, no impact of this tax position was recognized in the statement of operations for fiscal year 2014. We did not include any potential income tax position in federal and state income tax returns currently filed.

Loss from Discontinued Operations

Loss from discontinued operations decreased by $693 to $41 in fiscal year 2014, as compared to $734 in fiscal year 2013. We discontinued our fabrication segment in fiscal year 2013.  The decrease in the loss from discontinued operations in fiscal year 2014 as compared to the prior fiscal year was mainly due to no revenue being generated in fiscal year 2014, and a decrease in general and administrative expenses of our discontinued fabrication segment compared to its revenues and expenses in the prior fiscal year.

Non-controlling Interest

As of June 30, 2014 we held an indirect 55% interest in each of the Trio-Tech (Malaysia) Sdn. Bhd. (“TTM”), Trio-Tech (Kuala Lumpur) Sdn. Bhd. (“TT KL”), SHI and PT SHI, and a 76% interest in Prestal Enterprise Sdn. Bhd.  In fiscal year 2014, SHI, through which we operated our fabrication segment, generated a lower net loss and the Malaysia operations generated a higher net income as compared to fiscal year 2013. The decrease in the non-controlling interest in the net loss of the subsidiaries in fiscal year 2014 was attributable to a lower net loss suffered by SHI in fiscal year 2013 and a higher net income generated by TTM as a result of an increase in revenue in fiscal year 2014 as compared to fiscal year 2013. TT KL and Prestal Enterprise Sdn. Bhd. are dormant companies, while SHI is an investment holding company of PT SHI.

Net Income / (Loss) attributable to Trio-Tech International common shareholders

Net income for fiscal year 2014 was $57, an improvement of $1,076, as compared to a net loss of $1,019 for fiscal year 2013. The improvement during fiscal year 2014 was mainly due to income tax benefit and the increase in revenue and gross margin not exceeding the increase in operating expenses, as previously discussed.

Earnings per Share

Basic and diluted earnings per share from continuing operations for fiscal year 2014 was $0.02, an improvement of $0.22 as compared to basic and diluted loss per share from continuing operations of $0.20 in the prior year.

Basic and diluted loss per share from discontinued operations for fiscal year 2014 decreased by $0.10 to $0.01 from basic and diluted loss per share from discontinued operations of $0.11 in the prior year.

Segment Information

The revenue, gross margin and income (loss) from each segment for fiscal years 2014 and 2013 are presented below.  As the segment revenue and gross margin have been discussed in the previous section, only the comparison of income (loss) from operations is discussed below.

Manufacturing Segment

The revenue, gross margin and loss from operations for the manufacturing segment for fiscal years 2014 and 2013 were as follows:

	Year Ended June 30,
	2014	2013
Revenue	$15,715	$15,254
Gross margin	15.2%	12.8%
Loss from operations	$(761)	$(1,089)

Loss from operations in the manufacturing segment decreased by $328 to $761 in fiscal year 2014, as compared to a loss of $1,089 in fiscal year 2013. The decrease in operating loss was attributable to an increase in revenue and gross margin, which was offset partially by an increase in operating expenses of $108. Operating expenses for the manufacturing segment were $3,148 and $3,040 for fiscal years 2014 and 2013, respectively. The increase in operating expenses was due to allowance for doubtful debts, which was partially offset by the decrease in payroll related expenses as the result of a decrease in headcount in the Singapore operations.

Testing Services Segment

The revenue, gross margin and income from operations for the testing services segment for fiscal years 2014 and 2013 were as follows:

	Year Ended June 30,
	2014	2013
Revenue	$18,017	$15,029
Gross margin	30.1%	27.6%
Income from operations	$984	$383

Income from operations in the testing services segment in fiscal year 2014 was $984, an increase of $601 compared to $383 in fiscal year 2013. The increase in operating income was attributable to an increase in revenue that exceeded the increase in operating expenses of $660. Operating expenses were $4,432 and $3,772 for fiscal years 2014 and 2013, respectively. The increase in operating expenses was mainly due to the increase in operating expenses in Tianjin and Suzhou in the China operations, in the Malaysia operations and in the Singapore operations, though partially offset by a decrease in the Thailand operations. The increase in the Malaysia operations was primarily due to allowance for doubtful trade receivables.  The increase in the Tianjin operations was primarily due to an increase in scale of operations, which resulted in an increase in the following expenses - payroll related expenses, local transport, utilities, communication, surtax on valued added tax, commission, security, cleaning, travel, and the provision for bonus. This increase in operating expenses was partially offset by a decrease in depreciation since certain fixed assets have reached their estimated useful life. The increase in the Singapore operations was primarily due to the provision for performance-based bonus.

Distribution Segment

The revenue, gross margin and income from operations for the distribution segment for fiscal years 2014 and 2013 were as follows:

	Year Ended June 30,
	2014	2013
Revenue	$2,353	$1,355
Gross margin	19.5%	18.1%
Income from operations	$232	$173

Income from operations in the distribution segment increased by $59 to $232 in fiscal year 2014 as compared to $173 in fiscal year 2013. The increase in operating income was due to the increase in revenue, which exceeded the increase in operating expenses of $155. Operating expenses were $226 for fiscal year 2014 compared to $71 for fiscal year 2013. The increase in operating expenses was due to an increase in commission expenses as a result of an increase in commissionable sales.

Real Estate

The revenue, gross margin and loss from operations for the real estate segment for fiscal years 2014 and 2013 were as follows:

	Year Ended June 30,
	2014	2013
Revenue	$177	$132
Gross margin	21.5%	0.8%
Loss from operations	$(93)	$(206)

Loss from operations in the real estate segment decreased by $113 to $93 in fiscal year 2014, as compared to a loss of $206 in fiscal year 2013. The decrease in operating loss was attributable to higher rental income and higher gross margin by $37 and a decrease in operating expenses by $76. The rental revenue increased primarily due to a renewal of a rental agreement for one year at a higher rent. Operating expenses were $131 for fiscal year 2014 as compared to $207 for fiscal year 2013. The decrease in operating expenses was mainly due to a decrease in travel and administrative expenses which was partially offset by an increase in depreciation in the FuLi rental property. The FuLi rental property was depreciated for a full year period in fiscal year 2014 as compared to depreciation for a partial period in fiscal 2013, since the capitalization of the FuLi rental property occurred during fiscal year 2013. The operating loss for fiscal year 2014 does not include the allowance for doubtful loan receivable and allowance for doubtful interest receivables, amounting to $405, which is recorded under other expenses.

Fabrication

The revenue, gross margin and income from the discontinued operations for the fabrication services segment for fiscal years 2014 and 2013 were as follows:

	Year Ended June 30,
	2014	2013
Revenue	$-	$389
Gross margin	-	(111.1)%
Income from operations	$-	$(623)

Loss from discontinued operations in the fabrication services segment before allocation of corporate expenses was a loss of $623 in fiscal year 2013. Operating expenses were $191 for fiscal year 2013.

Corporate

The following table presents the loss from operations for Corporate for fiscal years 2014 and 2013, respectively:

	Year Ended June 30,
	2014	2013
Loss from operations	$(364)	$(59)

Corporate operating loss increased by $305 to $364 in fiscal year 2014, as compared to $59 in fiscal year 2013. The increase in operating loss was mainly due to an increase in stock option expenses, payroll related expenses, travel expenses, and insurance, which was partially offset by a decrease due to higher recharge of corporate expenses to subsidiaries. Stock option expenses in fiscal year 2014 were $216, an increase of $174 as compared to $42 in fiscal year 2013.

Liquidity

The Company’s core businesses, testing services, manufacturing and distribution, operate in a volatile industry, whereby its average selling prices and product costs are influenced by competitive factors. These factors create pressures on sales, costs, earnings and cash flows, which impact liquidity.

Net cash provided by operating activities increased by $368 to an inflow of $3,860 for the twelve months ended June 30, 2014 from an inflow of $3,492 in the same period of the last fiscal year. The increase in net cash generated by operating activities was primarily due to the inflow of $1,303 due to net income of $201 as compared to a net loss of $1,102 for the same period in the previous fiscal year. There was a non-cash charge of $2,294 towards depreciation, $706 towards allowance for doubtful receivables and $216 towards stock compensation expenses as compared to $2,491, $196 and $42, respectively, for the previous fiscal year. There was cash outflow of $198 in trade receivables, $1,029 in other assets and $30 in other liabilities. This outflow was partially offset by inflow of $1,474 in other receivables, $1,443 in inventories, $153 in prepaid expenses and other current assets, $972 in accounts payable and accrued expenses and $243 in income tax payable. The decrease in other receivables was mainly caused by the re-classification of $805 from short-term loan receivables to long-term loan receivables. The increase in other assets was caused by an increase of $1,038 in down-payment of fixed assets in testing entities in Malaysia, and Chongqing and Tianjin, in the China operations. The decrease in inventory was caused by the usage of inventory in the manufacturing segment in our Singapore operations, as compared to the movement of $167 in the last fiscal year. The decrease in accounts payable and accrued expenses was primarily due to a decrease in materials purchased during the later part of fiscal year 2014 in the Tianjin, Malaysia and Singapore operations.

Net cash used in investing activities increased by $1,417 to an outflow of $3,059 for the twelve months ended June 30, 2014 from an outflow of $1,642 for the same period of last fiscal year.  The increase in net cash used in investing activities was primarily due to an increase in capital spending by $3,090, which was partially offset by the decrease in proceeds from disposal of plant, property and equipment of $31 during the twelve months ended June 30, 2014.

Net cash used in financing activities for the twelve months ended June 30, 2014 was $581, representing a decrease of $154 compared to $735 during the twelve months ended June 30, 2013. The decrease in outflow was mainly due to the inflow from the proceeds from a bank loan of $524 obtained in the normal course of business, and proceeds from cash inflow of $351 from the exercise of stock options during the twelve months ended June 30, 2014, being partially offset by an increase in dividend payment by the Malaysia subsidiary to its non-controlling interest and a decrease in repayment of a line of credit and a decrease in repayment of a bank loan and capital lease.

We believe that our projected cash flows from operations, borrowing availability under our revolving lines of credit, cash on hand, trade credit and the secured bank loans will provide the necessary financial resources to meet our projected cash requirements for at least the next 12 months.

Capital Resources

Our working capital (defined as current assets minus current liabilities) has historically been generated primarily from the following sources: operating cash flow, availability under our revolving line of credit and short-term loans. The working capital was $2,569 as of June 30, 2014, representing a decrease of $1,615, or 38.6%, compared to working capital of $4,184 as of June 30, 2013. The decrease in working capital was mainly due to a decrease in trade receivables, other receivables, inventory, prepayments, and short-term loan receivables. Such decrease was partially offset by an increase in cash and cash equivalent, trade accounts receivables, and a decrease in lines of credit, bank loans payable, accruals and other payables, income-tax payables and capital lease payables, as discussed above.

The majority of our capital expenditures are based on demands from our customers, as we are operating in a capital-intensive industry. Our capital expenditures were $3,090 and $1,838 for fiscal year 2014 and fiscal year 2013, respectively. The capital expenditure in fiscal year 2014 was primarily in the Tianjin operation in China, the Singapore operation, and the Malaysia operation, which provide testing services to one of our major customers. We financed our capital expenditures and other operating expenses through operating cash flows, revolving lines of credit and long-term debts.

Our credit rating provides us with ready and adequate access to funds in the global market. At June 30, 2014, we had available unused lines of credit totaling $5,306.

Entity with	Type of Facility	Interest Facility	Expiration Rate	Date	Credit Limitation	Unused Credit
	Trio-Tech Singapore	Line of Credit	With interest rates ranging from 1.77% to 6.04%	-	$9,073	$5,306

As at June 30, 2013, we had available unused lines of credit totalling $4,435.

Entity with	Type of Facility	Interest Facility	Expiration Rate	Date	Credit Limitation	Unused Credit
	Trio-Tech Singapore	Line of Credit	With interest rates ranging from 1.77% to 6.04%	-	$8,299	$4,435

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

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer (the principal executive and principal financial officers, respectively, of the Company) of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2014, the end of the period covered by this Form 10-K.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014.

Additionally, management has the responsibility for establishing and maintaining adequate internal control over financial reporting for the Company and thus also assessed the effectiveness of our internal controls over financial reporting as of June 30, 2014.  Management used the framework set forth in the report entitled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 to evaluate the effectiveness of the Company’s internal control over financial reporting.

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

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal controls over financial reporting were effective as of June 30, 2014.

ITEM 9B – OTHER INFORMATION

None.

PART III

The information required by Items 10 through 14 of Part III of this Form 10-K (information regarding our directors and executive officers, executive compensation, security ownership of certain beneficial owners, management, related stockholder matters, and certain relationships and related transactions and principal accountant fees and services, respectively) is hereby incorporated by reference from the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal year 2014.

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
3.           Consolidated Statements of Operations and Comprehensive Income (Loss)
4.           Consolidated Statements of Shareholders' Equity
5.           Consolidated Statements of Cash Flows
6.           Notes to Consolidated Financial Statements

b)                    EXHIBITS:

Number          Description

3.1	Articles of Incorporation, as currently in effect. [Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for June 30, 1988.]

3.2	Bylaws, as currently in effect. [Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for June 30, 1988.]

10.1	1998 Stock Option Plan. [Incorporated by reference to Exhibit 1 to the Company’s proxy statement filed under regulation 14A on October 27, 1997.] **

10.2	Directors Stock Option Plan. [Incorporated by reference to Exhibit 2 to the Company’s proxy statement filed under regulation 14A on October 27, 1997.] **

10.3	Amendment to the Directors Stock Option Plan [Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for June 30, 2002.] **

10.4	2007 Employee Stock Option Plan [Incorporated by reference to Exhibit 1 to the Registrant’s Proxy Statement for its Annual Meeting held December 3, 2007.]**

10.5	2007 Directors Equity Incentive Plan [Incorporated by reference to Exhibit 2 to the Registrant’s Proxy Statement for its Annual Meeting held December 3, 2007.]**

10.6	Amendment to 2007 Employee Stock Option Plan [Incorporated by reference to Exhibit A to the Registrant’s Proxy Statement for its Annual Meeting held December 14, 2010.]**

10.7	Amendment to 2007 Directors Equity Incentive Plan [Incorporated by reference to Exhibit B to the Registrant’s Proxy Statement for its Annual Meeting held December 14, 2010.]**

10.8	Amendment to 2007 Directors Equity Incentive Plan [Incorporated by reference to Appendix A to the Registrant’s Proxy Statement for its Annual Meeting held December 9, 2013.]**

21.1	Subsidiaries of the Registrant (100% owned by the Registrant except as otherwise stated)

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

Prestal Enterprise Sdn. Bhd., a Malaysia Corporation (76% owned by the Registrant)

Trio-Tech (Suzhou) Co., Ltd., a China Corporation

Trio-Tech (Shanghai) Co., Ltd., a China Corporation

Trio-Tech (ChongQing) Co. Ltd., (100% owned by Trio-Tech International Pte. Ltd., a Singapore Corporation)

SHI International Pte. Ltd, a Singapore Corporation (55% owned Trio-Tech International Pte. Ltd., a Singapore Corporation)

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
Date: October 09, 2014

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

/s/ A. Charles Wilson
A/ Charles Wilson
Chairman of the Board
Date: October 09, 2014

/s/ S.W. Yong
S.W. Yong
President, Chief Executive Officer (Principal Executive Officer)
Date: October 09, 2014

/s/ Victor H.M. Ting
Victor H.M. Ting, Director
Vice President, Chief Financial Officer (Principal Financial Officer)
Date: October 09, 2014

/s/ Jason T. Adelman
Jason T. Adelman, Director
Date: October 09, 2014

/s/ Richard M. Horowitz
Richard M. Horowitz, Director
Date: October 09, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Trio-Tech International
Van Nuys, California

We have audited the accompanying consolidated balance sheets of Trio-Tech International and Subsidiaries (the “Company”) as of June 30, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), shareholders' equity and cash flows for each of the years in the two-year period ended June 30, 2014.  The Company's management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trio-Tech International and Subsidiaries as of June 30, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2014 in conformity with accounting principles generally accepted in the United States of America.

Mazars LLP
PUBLIC ACCOUNTANTS AND
CHARTERED ACCOUNTANTS

/s/ Mazars LLP
Singapore
October 08, 2014

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT NUMBER OF SHARES)
	Year Ended
	June 30, 2014	June 30, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,938	$2,793
Short-term deposits	102	104
Trade accounts receivable, less allowance for doubtful accounts of $438 and $139	8,625	8,728
Other receivables	311	993
Loans receivable from property development projects	-	1,139
Inventories, less provision for obsolete inventory of $844 and $912	1,106	2,463
Prepaid expenses and other current assets	205	358
Total current assets	13,287	16,578

Deferred tax assets	388	203
Investments	-	791
Investment properties, net	1,765	1,893
Property, plant and equipment, net	13,541	12,851
Loan receivables from property development projects	805	-
Other assets	1,263	234
Restricted term deposits	3,541	3,494
TOTAL ASSETS	$34,590	$36,044

LIABILITIES
CURRENT LIABILITIES:
Lines of credit	$3,767	$3,864
Accounts payable	3,162	4,136
Accrued expenses	3,046	3,060
Income taxes payable	214	459
Current portion of bank loans payable	448	770
Current portion of capital leases	81	105
Total current liabilities	10,718	12,394

Bank loans payable, net of current portion	2,598	2,613
Capital leases, net of current portion	200	228
Deferred tax liabilities	202	191
Other non-current liabilities	39	12
TOTAL LIABILITIES	$13,757	$15,438

Commitment and contingencies	-	-

EQUITY
TRIO-TECH INTERNATIONAL’S SHAREHOLDERS' EQUITY:
Common stock, no par value, 15,000,000 shares authorized; 3,513,055 and 3,321,555 shares issued and outstanding as at June 30, 2014, and June 30, 2013, respectively	$10,882	$10,531
Paid-in capital	2,972	2,756
Accumulated retained earnings	1,725	1,668
Accumulated other comprehensive gain-translation adjustments	3,522	3,680
Total Trio-Tech International shareholders' equity	19,101	18,635
Non-controlling interest	1,732	1,971
TOTAL EQUITY	$20,833	$20,606
TOTAL LIABILITIES AND EQUITY	$34,590	$36,044

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
	Year Ended
	June 30,	June 30,
	2014	2013
Revenue
Products	$18,068		$16,609
Testing services	18,017		15,029
Others	177		132
	36,262		31,770
Cost of Sales
Cost of products sold	15,223		14,414
Cost of testing services rendered	12,601		10,874
Others	139		131
	27,963		25,419

Gross Margin	8,299		6,351

Operating Expenses:
General and administrative	7,363		6,450
Selling	732		537
Research and development	196		281
Loss / (gain) on disposal of property, plant and equipment	10		(56)
Total operating expenses	8,301		7,212

Loss from Operations	(2)		(861)

Other Income / (Expenses)
Interest expenses	(263)		(287)
Other income, net	163		520
Total other (expenses) / income	(100)		233

Loss from Continuing Operations before Income Taxes	(102)		(628)

Income Tax Benefits	344		260

Income / (loss) from continuing operations before non-controlling interest, net of tax	242		(368)

Discontinued Operations (Note 19)
Loss from discontinued operations, net of tax	(41)		(734)
NET INCOME / (LOSS)	201		(1,102)

Less: net (income) / loss attributable to the non-controlling interest	(144)		83
Net Income / (Loss) Attributable to Trio-Tech International Common Shareholders	$57	$	(1,019)

Amounts Attributable to Trio-Tech International Common Shareholders:
Income / (loss) from continuing operations, net of tax	81		(671)
Loss from discontinued operations, net of tax	(24)		(348)
Net Income / (Loss) Attributable to Trio-Tech International Common Shareholders	$57	$	(1,019)
Comprehensive Income / (Loss) Attributable to Trio-Tech International Common Shareholders:

Net income / (loss)	201		(1,102)
Foreign currency translation, net of tax	(228)		634
Comprehensive Loss	(27)		(468)
Less: comprehensive income attributable to the non-controlling interest	74		58
Comprehensive Loss Attributable to Trio-Tech International Common Shareholders	$(101)		$(526)

Basic and Diluted Loss per Share:
Basic and diluted loss per share from continuing operations attributable to Trio-Tech International	$0.02		$(0.20)
Basic and diluted loss per share from discontinued operations attributable to Trio-Tech International	$(0.01)		$(0.11)
Basic and Diluted Loss per Share from Net Loss	$0.01		$(0.31)
Attributable to Trio-Tech International

Weighted average number of common shares outstanding
Basic	3,513		3,322
Dilutive effect of stock options	36		-
Number of shares used to compute earnings per share diluted	3,549		3,322

See accompanying notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(IN THOUSANDS)

	Common Stock		Additional Paid-in	Accumulated Retained	Accumulated Other Comprehensive	Non- Controlling
	No. of Shares	Amount	Capital	Earnings	Income	Interest	Total
		$	$	$	$	$	$
Balance at June 30, 2012	3,322	10,531	2,431	2,687	3,187	1,720	20,556
Stock option expenses	-	-	42	-	-	-	42
Net loss	-	-	-	(1,019)	-	(83)	(1,102)
Translation adjustment	-	-	-	-	493	141	634
Dividend declared by subsidiary	-	-	-	-	-	(39)	(39)
Contributions to capital by related party – loan forgiveness	-	-	283	-	-	232	515
Balance at June 30, 2013	3,322	10,531	2,756	1,668	3,680	1,971	20,606

Stock option expenses	-	-	216	-	-	-	216
Net income	-	-	-	57	-	144	201
Translation adjustment	-	-	-	-	(158)	(70)	(228)
Dividend declared by subsidiary	-	-	-	-	-	(313)	(313)
Stock options exercised	191	351	-	-	-	-	351
Balance at June 30, 2014	3,513	$10,882	$2,972	$1,725	$3,522	$1,732	$20,833

See accompanying notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS  (IN THOUSANDS)
	Year Ended
	June 30,	June 30
	2014	2013
Cash Flow from Operating Activities
Net income (loss)	$201	$(1,102)
Adjustments to reconcile net loss to net cash flow provided by operating activities
Depreciation and amortization	2,294	2,491
Bad debt expenses, net	706	196
Inventory (recovery) / provision	(76)	24
Warranty expense, net	(2)	1
Accrued interest expense, net accrued interest income	28	127
Impairment loss	-	-
Loss / (gain) on sale of property, plant & equipment	10	(56)
Stock compensation	216	42
Deferred tax provision	(176)	(314)
Changes in operating assets and liabilities
Accounts receivables	(198)	2,481
Other receivables	1,474	(6)
Other assets	(1,029)	355
Inventories	1,443	(167)
Prepaid expenses and other current assets	153	51
Accounts payable and accrued liabilities	(972)	(628)
Income tax payable	(243)	(17)
Other non-current liabilities	30	13
Net Cash Provided by Operating Activites	3,860	3,492

Cash Flow from Investing Activities
Proceeds from maturing of / (investment in) unrestricted and restricted term deposits, net	-	137
Additions to property, plant and equipment	(3,090)	(1,838)
Proceeds from disposal of plant, property and equipment	31	59
Net Cash used in Investing Activities	(3,059)	(1,642)

Cash Flow from Financing Activities
(Repayment) / borrowing on lines of credit	(79)	336
Dividends paid on non-controlling interest	(312)	-
Repayment of bank loans and capital leases	(1,065)	(1,195)
Proceeds from exercising stock options	351	-
Proceeds from long-term bank loans	524	124

Net Cash Used in Financing Activities	(581)	(735)
Effect of Changes in Exchange Rate	(76)	106

NET INCREASE IN CASH AND CASH EQUIVALENTS	145	1,221
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,793	1,572
CASH AND CASH EQUIVALENTS, END OF YEAR	$2,938	$2,793
Supplementary Information of Cash Flows
Cash paid during the period for:
Interest	$262	$272
Income taxes	$47	$70
Non-Cash Transactions
Capital lease of property, plant and equipment	$67	$124

See accompanying notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2014 AND 2013
(IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation - Trio-Tech International (“the Company”, “Trio-Tech”, or “TTI” hereafter) was incorporated in fiscal year 1958 under the laws of the State of California.  TTI provides third-party semiconductor testing and burn-in services primarily through its laboratories in Asia. In addition, TTI operates testing facilities in the United States (“U.S”). The Company also designs, develops, manufactures and markets a broad range of equipment and systems used in the manufacturing and testing of semiconductor devices and electronic components. In fiscal 2013 TTI conducted business in five business segments: Testing Services, Manufacturing, Distribution, Real Estate and Fabrication Services.  The Fabrication segment was discontinued during the fourth quarter of fiscal year 2013, hence in fiscal year 2014 it carried its business in four segments. TTI has subsidiaries in the U.S., Singapore, Malaysia, Thailand, China and Indonesia as follows:

	Ownership	Location
Express Test Corporation (Dormant)	100%	Van Nuys, California
Trio-Tech Reliability Services (Dormant)	100%	Van Nuys, California
KTS Incorporated, dba Universal Systems (Dormant)	100%	Van Nuys, California
European Electronic Test Centre (Dormant)	100%	Dublin, Ireland
Trio-Tech International Pte. Ltd.	100%	Singapore
Universal (Far East) Pte. Ltd. *	100%	Singapore
Trio-Tech International (Thailand) Co. Ltd. *	100%	Bangkok, Thailand
Trio-Tech (Bangkok) Co. Ltd.	100%	Bangkok, Thailand
(49% owned by Trio-Tech International Pte. Ltd. and 51% owned by Trio-Tech International (Thailand) Co. Ltd.)
Trio-Tech (Malaysia) Sdn. Bhd. (55% owned by Trio-Tech International Pte. Ltd.)	55%	Penang & Selangor, Malaysia
Trio-Tech (Kuala Lumpur) Sdn. Bhd.	55%	Selangor, Malaysia
(100% owned by Trio-Tech Malaysia Sdn. Bhd.)
Prestal Enterprise Sdn. Bhd.	76%	Selangor, Malaysia
(76% owned by Trio-Tech International Pte. Ltd.)
Trio-Tech (Suzhou) Co., Ltd. *	100%	Suzhou, China
Trio-Tech (Shanghai) Co., Ltd. * (Dormant)	100%	Shanghai, China
Trio-Tech (Chongqing) Co. Ltd. *	100%	Chongqing, China
SHI International Pte. Ltd. (Dormant) (55% owned by Trio-Tech International Pte. Ltd)	55%	Singapore
PT SHI Indonesia (Dormant) (100% owned by SHI International Pte. Ltd.)	55%	Batam, Indonesia
Trio-Tech (Tianjin) Co., Ltd. *	100%	Tianjin, China
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

Liquidity– The Company earned net income of $57 for fiscal year 2014 and incurred a net loss of $1,019 for fiscal year 2013.

The Company’s core businesses--testing services, manufacturing and distribution--operate in a volatile industry, whereby its average selling prices and product costs are influenced by competitive factors. These factors create pressures on sales, costs, earnings and cash flows, which will impact liquidity.

Foreign Currency Translation and Transactions — The United States dollar ("U.S. dollar") is the functional currency of the U.S. parent company. The Singapore dollar, the national currency of Singapore, is the primary currency of the economic environment in which the operations in Singapore are conducted.  The Company also operates in Malaysia, Thailand, China and Indonesia, of which the Malaysian ringgit, Thai baht, Chinese renminbi and Indonesian rupiah, are the national currencies. The Company uses the U.S. dollar for financial reporting purposes.

The Company translates assets and liabilities of its subsidiaries outside the U.S. into U.S. dollars using the rate of exchange prevailing at the fiscal year end, and the consolidated statement of operations and comprehensive income (loss) is translated at average rates during the reporting period.  Adjustments resulting from the translation of the subsidiaries’ financial statements from foreign currencies into U.S. dollars are recorded in shareholders' equity as part of accumulated other  comprehensive gain - translation adjustments.  Gains or losses resulting from transactions denominated in currencies other than functional currencies of the Company’s subsidiaries are reflected in income for the reporting period.

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

Revenue from product sales is also recorded in accordance with the provisions of ASC Topic 605 and Staff Accounting Bulletin (“SAB”) 104 Revenue Recognition in Financial Statements, which generally require revenue earned on product sales involving multiple-elements to be allocated to each element based on the relative fair values of those elements.  Accordingly, the Company allocates revenue to each element in a multiple-element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold and specifically defined in a quotation or contract.  The Company allocates a portion of the invoice value to products sold and the remaining portion of invoice value to installation work in proportion to the fair value of products sold and installation work to be performed.  Training elements are valued based on hourly rates, which services the Company charges for when sold apart from product sales.  The fair value determination of products sold and the installation and training work is also based on our specific historical experience of the relative fair values of the elements if there is no easily observable market price to be considered. In fiscal years 2014 and 2013, the installation revenues generated in connection with product sales were immaterial and were included in the product sales revenue line on the consolidated statements of operations and comprehensive income (loss).

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

The Company’s management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. The Company includes any account balances that are determined to be uncollectible, along with a general reserve, in the overall allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  Based on the information available to management, the Company believed that its allowance for doubtful accounts was adequate as of June 30, 2014 and 2013.

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

Term Deposits — Term deposits consist of bank balances and interest bearing deposits having maturities of 4 to 12 months. As of June 30, 2014, the Company held approximately $102 of unrestricted term deposits in the Company’s 100% owned Thailand subsidiary, which were denominated in the currency of Thai baht, as compared to $104 as of June 30, 2013.

Restricted Deposits — The Company held certain term deposits in the Singapore and Malaysia operations which were considered restricted as they were held as security against certain facility granted by the financial institutions. As of June 30, 2014 the Company held approximately $3,287 of restricted term deposits in the Company’s 100% owned Trio-Tech International Pte. Ltd., which were denominated in Singapore currency, and $254 of restricted term deposits in the Company’s 55% owned Malaysian subsidiary, which were denominated in the currency of Malaysia, as compared to June 30, 2013 when the Company held approximately $3,245 of restricted term deposits in the Company’s 100% owned Trio-Tech International Pte. Ltd., which were denominated in Singapore currency, and $249 of restricted term deposits in the Company’s 55% owned Malaysian subsidiary, which were denominated in the currency of Malaysia.

Inventories — Inventories in the Company’s manufacturing and distribution segments consisting principally of raw materials, works in progress, and finished goods are stated at the lower of cost, using the first-in, first-out ("FIFO") method, or market value.  The semiconductor industry is characterized by rapid technological change, short-term customer commitments and rapid changes in demand.  Provisions for estimated excess and obsolete inventory are based on our regular reviews of inventory quantities on hand and the latest forecasts of product demand and production requirements from our customers.  Inventories are written down for not saleable, excess or obsolete raw materials, works-in-process and finished goods by charging such write-downs to cost of sales. In addition to write-downs based on newly introduced parts, statistics and judgments are used for assessing provisions of the remaining inventory based on salability and obsolescence.

Property, Plant and Equipment & Investment Property — Property, plant and equipment and investment property are stated at cost, less accumulated depreciation and amortization.  Depreciation is provided for over the estimated useful lives of the assets using the straight-line method. Amortization of leasehold improvements is provided for over the lease terms or the estimated useful lives of the assets, whichever is shorter, using the straight-line method.

Maintenance, repairs and minor renewals are charged directly to expense as incurred.  Additions and improvements to the asset are capitalized.  When assets are disposed of, the related cost and accumulated depreciation thereon are removed from the accounts and any resulting gain or loss is included in the consolidated statements of operations and comprehensive income (loss).

Long-Lived Assets and Impairment – The Company’s business requires heavy investment in manufacturing facilities and equipment that are technologically advanced but can quickly become significantly under-utilized or rendered obsolete by rapid changes in demand.

The Company evaluates the long-lived assets, including property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors considered important that could result in an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for our business, significant negative industry or economic trends, and a significant decline in the stock price for a sustained period of time. Impairment is recognized based on the difference between the fair value of the asset and its carrying value, and fair value is generally measured based on discounted cash flow analysis, if there is significant adverse change.

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

Leases — The Company leases certain property, plant and equipment in the ordinary course of business.  The leases have varying terms. Some may have included renewal and/or purchase options, escalation clauses, restrictions, penalties or other obligations that the Company considered in determining minimum lease payments.  The leases were classified as either capital leases or operating leases, in accordance with ASC Topic 840, Accounting for Leases. The Company records monthly rental expense equal to the total amount of the payments due in the reporting period over the lease term in accordance with U.S. GAAP. The difference between rental expense recorded and the amount paid is credited or charged to deferred rent, which is included in accrued expenses in the accompanying consolidated balance sheets.

The Company’s management expects that in the normal course of business, operating leases will be renewed or replaced by other leases. The future minimum operating lease payments, for which the Company is contractually obligated as of June 30, 2014, are disclosed in these notes to the consolidated financial statements.

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

Income Taxes — The Company accounts for income taxes using the liability method in accordance with ASC Topic 740, Accounting for Income Taxes (“ASC Topic 740”). ASC Topic 740 requires an entity to recognize deferred tax liabilities and assets.  Deferred tax assets and liabilities are recognized for the future tax consequence attributable to the difference between the tax bases of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in future years.  Further, the effects of enacted tax laws or rate changes are included as part of deferred tax expenses or benefits in the period that covers the enactment date.

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

Retained Earnings — It is the intention of the Company to reinvest earnings of its foreign subsidiaries in the operations of those subsidiaries. Accordingly, no provision has been made for U.S. income and foreign withholding taxes that would result if such earnings were repatriated. These taxes are undeterminable at this time. The amount of earnings retained in subsidiaries was $7,582 and $6,408 at June 30, 2014 and 2013, respectively.

Research and Development Costs — The Company incurred research and development costs of $196 and $281 in fiscal year 2014 and in fiscal year 2013, respectively, which were charged to operating expenses as incurred.

Stock Based Compensation — The Company adopted the fair value recognition provisions under ASC Topic 718, Share Based Payments (“ASC Topic 718”), using the modified prospective application method. Under this transition method, compensation cost recognized during the twelve months ended June 30, 2014 included the applicable amounts of: (a) compensation cost of all share-based payments granted prior to, but not yet vested as of July 1, 2005 (based on the grant-date fair value estimated in accordance with the original provisions of ASC Topic 718) and (b) compensation cost for all share-based payments granted subsequent to June 30, 2005.

Earnings per Share — Computation of basic earnings per share is conducted by dividing net income available to common shares (numerator) by the weighted average number of common shares outstanding (denominator) during a reporting period.  Computation of diluted earnings per share gives effect to all dilutive potential common shares outstanding during a reporting period.  In computing diluted earnings per share, the average market price of common shares for a reporting period is used in determining the number of shares assumed to be purchased from the exercise of stock options.  In fiscal year 2013, all the outstanding options were excluded in the computation of diluted EPS because they were anti-dilutive.

Fair Values of Financial Instruments — Carrying values of trade accounts receivable, accounts payable, accrued expenses, and term deposits approximate their fair value due to their short-term maturities.  Carrying values of the Company’s lines of credit and long-term debt are considered to approximate their fair value because the interest rates associated with the lines of credit and long-term debt are adjustable in accordance with market situations when the Company tries to borrow funds with similar terms and remaining maturities. See Note 22 for detailed discussion of the fair value measurement of financial instruments.

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

Investments - The Company analyzes its investments to determine if it is a variable interest entity (a “VIE”) and would require consolidation. The Company (a) evaluates the sufficiency of the total equity at risk, (b) reviews the voting rights and decision-making authority of the equity investment holders as a group, and whether there are any guaranteed returns, protection against losses, or capping of residual returns within the group and (c) establishes whether activities within the venture are on behalf of an investor with disproportionately few voting rights in making this VIE determination. The Company would consolidate an investment that is determined to be a VIE if it was the primary beneficiary. The primary beneficiary of a VIE is determined by a primarily qualitative approach, whereby the variable interest holder, if any, has the power to direct the VIE’s most significant activities and is the primary beneficiary. A new accounting standard became effective and changed the method by which the primary beneficiary of a VIE is determined by a primarily qualitative approach whereby the variable interest holder, if any, has the power to direct the VIE’s most significant activities and is the primary beneficiary. To the extent that the investment does not qualify as VIE, the Company further assesses the existence of a controlling financial interest under a voting interest model to determine whether the investment should be consolidated.

Equity Method - The Company analyzes its investments to determine if they should be accounted for using the equity method. Management evaluates both Common Stock to determine and in-substance Common Stock whether they give the Company the ability to exercise significant influence over operating and financial policies of the investment even though the Company holds less than 50% of the Common Stock and in-substance Common Stock. The net income of the investment will be reported as “Equity in earnings of unconsolidated joint ventures, net of tax” in the Company’s consolidated statements of operations and comprehensive income (loss).

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

Contingent liabilities - Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

Reclassification — Certain reclassification have been made to the previous year’s financial statements to conform to current year presentation, with no effect on previously reported net income.

2. NEW ACCOUNTING PRONOUNCEMENTS

The FASB has issued converged standards on revenue recognition. Specifically, the Board has issued the following document:

•	FASB Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers: Topic 606

ASU 2014-09 affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (e.g., assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles—Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this ASU.

For a public entity, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The adoption of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

The FASB has issued Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP.

Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment.

In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations.

The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. This disclosure will provide users with information about the ongoing trends in a reporting organization’s results from continuing operations.

The amendments in the ASU are effective in the first quarter of 2015 for public organizations with calendar year ends. For most nonpublic organizations, it is effective for annual financial statements with fiscal years beginning on or after December 15, 2014. Early adoption is permitted. The adoption of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

The FASB has issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists (a consensus of the FASB Emerging Issues Task Force). U.S. GAAP do not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward exists. The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward, except as follows. To the extent a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.

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

●
Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.

●
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

The amendments apply to all public companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting period beginning after December 15, 2013, and for public companies early adoption is permitted. The adoption of this update did not have a significant effect on the Company’s consolidated financial position or results of operations.

Other new pronouncements issued but not yet effective until after June 30, 2014 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

3.  INVENTORIES

Inventories consisted of the following:

	For the Year Ended June 30,
	2014	2013

Raw materials	$1,165	$1,072
Work in progress	583	1,930
Finished goods	184	356
Less: provision for obsolete inventory	(844)	(912)
Currency translation effect	18	17
	$1,106	$2,463

The following table represents the changes in provision for obsolete inventory:

	For the Year Ended June 30,
	2014	2013
Beginning	$912	$884
Additions charged to expenses	-	38
Usage - disposition	(76)	(14)
Currency translation effect	8	4
Ending	$844	$912

4.  STOCK OPTIONS

On September 24, 2007, the Company’s Board of Directors unanimously adopted the 2007 Employee Stock Option Plan (the “2007 Employee Plan”) and the 2007 Directors Equity Incentive Plan (the “2007 Directors Plan”), each of which was approved by the shareholders on December 3, 2007. The Board amended each of those plans in 2010 to increase the number of shares covered thereby, which amendments were approved by the shareholders on December 14, 2010. At present, the 2007 Employee Plan provides for awards of up to 600,000 shares of the Company’s Common Stock to employees, consultants and advisors. The Board also amended the 2007 Directors Plan in November 2013 to further increase the number of shares covered thereby from 400,000 shares to 500,000 shares, which amendment was approved by the shareholders on December 9, 2013. The 2007 Directors Plan provides for awards of up to 500,000 shares of the Company’s Common Stock to the members of the Board of Directors in the form of non-qualified options and restricted stock. These two plans are administered by the Board, which also establishes the terms of the awards.

Assumptions

The fair value for the options granted were estimated using the Black-Scholes option pricing model with the following weighted average assumptions, assuming no expected dividends:

	For the Year Ended June 30,
	2014	2013

Expected volatility	70.01-104.94%	92.53%
Risk-free interest rate	0.30% to 0.78%	0.26%
Expected life (years)	2.50-3.25	2.50

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

On September 17, 2013, stock options covering a total of 15,000 shares of the Company’s Common Stock were granted to certain employees pursuant to the 2007 Employee Plan, with an exercise price equal to the fair value of the Company’s Common Stock (as defined under the 2007 Employee Plan in conformity with Regulation 409A of the Internal Revenue Code of 1986, as amended) on September 17, 2013, the date of grant. These options vested as of the grant date. The fair value as of June 30, 2014 of the options to purchase 15,000 shares of the Company’s Common Stock was approximately $54 based on the fair value of $3.62 per share determined by using the Black-Scholes option pricing model.

On December 9, 2013, stock options covering a total of 35,000 shares of the Company’s Common Stock were granted to certain employees pursuant to the 2007 Employee Plan, with an exercise price equal to the fair value of the Company’s Common Stock (as defined under the 2007 Employee Plan in conformity with Regulation 409A of the Internal Revenue Code of 1986, as amended) as of that date. These stock options vest over the period as follows: 25% vesting on the grant date and the remaining balance vesting in equal installments on the next three succeeding anniversaries of the grant date. The fair value as of June 30, 2014 of the options to purchase 35,000 shares of the Company’s Common Stock was approximately $109 based on the fair value of $3.10 per share determined by using the Black-Scholes option pricing model.

Stock options to purchase 126,500 shares of its Common Stock were exercised during the year ended June 30, 2014. The total proceeds received were $239. The Company recognized stock-based compensation expenses of $41 in fiscal year ended June 30, 2014 under the 2007 Employee Plan. The balance of unamortized stock-based compensation of $43 based on fair value on the grant date related to options granted under the 2007 Employee Plan is to be recognized over a period of three years.

The Company did not grant any options pursuant to the 2007 Employee Plan during the year ended June 30, 2013. There were no options exercised during the twelve months ended June 30, 2013. The Company recognized stock-based compensation expenses of $25 in the year ended June 30, 2013 under the 2007 Employee Plan. The balance of unamortized stock-based compensation of $7 based on fair value on the grant date related to options granted under the 2007 Employee Plan is expected to be recognized over a period of one year.

As of June 30, 2014, there were vested employee stock options covering a total of 103,750 shares of Common Stock. The weighted-average exercise price was $4.14 and the weighted average contractual term was 2.10 years. The total fair value of vested employee stock options was $429 and remains outstanding as of June 30, 2014.

As of June 30, 2013, there were vested employee stock options covering a total of 243,125 shares of Common Stock. The weighted-average exercise price was $2.95 and the weighted average contractual term was 1.49 years. The total fair value of vested and outstanding employee stock options as of June 30, 2013 was $485.

A summary of option activities under the 2007 Employee Plan during the twelve month period ended June 30, 2014 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 1, 2013	263,500	$3.06	1.57	$-
Granted	50,000	3.26	-	-
Exercised	(126,500)	(1.89)	-	-
Forfeited or expired	(57,000)	(3.81)	-	-
Outstanding at June 30, 2014	130,000	$3.93	2.57	$13
Exercisable at June 30, 2014	103,750	$4.14	2.10	$3

The aggregate intrinsic value of the 126,500 shares of common stock upon exercise of options was $175.

A summary of option activities under the 2007 Employee Plan during the twelve-month period ended June 30, 2013 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 1, 2012	313,000	$3.85	2.31	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	(49,500)	(8.06)	-	-
Outstanding at June 30, 2013	263,500	$3.06	1.57	$122
Exercisable at June 30, 2013	243,125	$2.95	1.49	$122

A summary of the status of the Company’s non-vested employee stock options during the twelve months ended June 30, 2014 is presented below:

		Weighted Average Grant-Date
	Options	Fair Value
Non-vested at July 1, 2013	20,375	$3.26
Granted	50,000	1.65
Vested	(44,125)	(2.33)
Forfeited	-	-
Non-vested at June 30, 2014	26,250	$1.69

A summary of the status of the Company’s non-vested employee stock options during the twelve months ended June 31, 2013 is presented below:

		Weighted Average Grant-Date
	Options	Fair Value
Non-vested at July 1, 2012	43,250	$3.29
Granted	-	-
Vested	(21,375)	(3.16)
Forfeited	(1,500)	(3.16)
Non-vested at June 30, 2013	20,375	$3.26

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

During the twelve months ended June 30, 2014, the Company granted options to purchase (a) 60,000 shares of its Common Stock to our directors pursuant to the 2007 Directors Plan with an exercise price equal to the fair market value of our Common Stock (as defined under the 2007 Directors Plan in conformity with Regulation 409A or the Internal Revenue Code of 1986, as amended) on September 17, 2013, the date of grant thereof, and (b) 40,000 shares of its Common Stock to our directors pursuant to the 2007 Directors Plan with an exercise price equal to the fair market value of our Common Stock (as defined under the 2007 Directors Plan in conformity with Regulation 409A or the Internal Revenue Code of 1986, as amended) on December 9, 2013, the date of grant thereof. The fair value of the options granted to purchase 60,000 shares of the Company's Common Stock was $217 based on the grant date fair value of $3.62 per share determined by the Black-Scholes option pricing model. The fair value of the options granted to purchase 40,000 shares of the Company's Common Stock was $124 based on the grant date fair value of $3.10 per share determined by the Black Scholes option pricing mode.

Stock options to purchase 65,000 shares of its Common Stock were exercised during the twelve-month period ended June 30, 2014. The total proceeds received were $112. The Company recognized stock-based compensation expenses of $175 in the twelve-month period ended June 30, 2014 under the 2007 Directors Plan.

During the twelve months ended June 30, 2013, the Company granted options to purchase 15,000 shares of its Common Stock to our directors pursuant to the 2007 Directors Plan with an exercise price equal to the fair market value of our Common Stock (as defined under the 2007 Directors Plan in conformity with Regulation 409A or the Internal Revenue Code of 1986, as amended) at the date of grant. The fair value of the options granted to purchase 15,000 shares of the Company's Common Stock was approximately $17 based on the fair value of $1.11 per share determined by the Black Scholes option pricing model. There were no options exercised during the twelve month period ended June 30, 2013. The Company recognized stock-based compensation expense of $17 in the twelve-month period ended June 30, 2013 under the 2007 Directors Plan.

As of June 30, 2014, there were vested director stock options covering a total of 315,000 shares of Common Stock. The weighted-average exercise price was $3.62 and the weighted average remaining contractual term was 2.63 years. The total fair value of vested directors' stock options as of June 30, 2014 was $24. All of our director stock options vest immediately at the date of grant. There were no unvested director stock options as of June 30, 2014.

As of June 30, 2013, there were vested director stock options covering a total of 350,000 shares of Common Stock. The weighted-average exercise price was $3.53 and the weighted average remaining contractual term was 1.96 years. The total fair value of vested directors' stock options as of June 30, 2013 was $715. All of our director stock options vest immediately at the date of grant. There were no unvested director stock options as of June 30, 2013.

A summary of option activities under the 2007 Directors Plan during the twelve months ended June 30, 2014 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2013	350,000	$3.53	1.96	$80
Granted	100,000	3.41	4.31	-
Exercised	(65,000)	1.72	-	98
Forfeited or expired	(70,000)	(4.81)	-	-
Outstanding at June 30, 2014	315,000	$3.62	2.63	$24
Exercisable at June 30, 2014	315,000	$3.62	2.63	$24

A summary of option activities under the 2007 Directors Plan during the twelve months ended June 30, 2013 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2012	385,000	$4.52	2.45	$-
Granted	15,000	2.07	4.72	-
Exercised	-	-	-	-
Forfeited or expired	(50,000)	(4.81)	-	-
Outstanding at June 30, 2013	350,000	$3.53	1.96	$-
Exercisable at June 30, 2013	350,000	$3.53	1.96	$-

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

Options to purchase 445,000 shares of Common Stock at exercise prices ranging from $2.07 to $4.35 per share were outstanding as of June 30, 2014.

Options to purchase 613,500 shares of Common Stock at exercise prices ranging from $1.72 to $9.57 per share were outstanding as of June 30, 2013. All the outstanding options were excluded in the computation of diluted EPS for fiscal year 2013 since they were anti-dilutive.

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted EPS for the years presented herein:

	For the Year Ended June 30,
	2014	2013

Income / (loss) attributable to Trio-Tech International common shareholders from continuing operations, net of tax	$81	$(671)
Income / (loss) attributable to Trio-Tech International common shareholders from discontinued operations, net of tax	$(24)	$(348)
Net income/(loss) attributable to Trio-Tech International common shareholders	$57	$(1,019)

Basic and diluted earnings/(loss) per share from continuing operations attributable to Trio-Tech International	$0.02	$(0.20)

Basic and diluted (loss) per share from discontinued operations attributable to Trio-Tech International	$(0.01)	$(0.11)
Basic and diluted earnings/(loss) per share from net income/(loss) attributable to Trio-Tech International	$0.01	$(0.31)

Weighted average number of common shares outstanding - basic	3,513	3,322

Dilutive effect of stock options	36	-
Number of shares used to compute earnings per share - diluted	3,549	3,322

6.           PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

		For the Year Ended June 30,
	Estimated Useful Life in Years	2014	2013
Building and improvements	3-20	$5,042	$4,999
Leasehold improvements	3-27	5,403	4,869
Machinery and equipment	3-7	20,158	20,719
Furniture and fixtures	3-5	658	1,096
Equipment under capital leases	3-5	674	545
Currency translation effect for fixed assets, gross		(251)	335
		$31,684	$32,563
Less:
Accumulated depreciation		$(17,853)	$(19,155)
Accumulated amortization on equipment under capital leases		(370)	(422)
Currency translation effect		80	(135)
Property, plant and equipment, net		$13,541	$12,851

Depreciation and amortization expenses for property, plant and equipment during fiscal year 2014 and 2013 were $2,294 and $2,491, respectively.

7.           ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its customers’ financial conditions, and although management generally does not require collateral, letters of credit may be required from its customers in certain circumstances.

Senior management reviews accounts receivable on a periodical basis to determine if any receivables will potentially be uncollectible. Management includes any accounts receivable balances that are determined to be uncollectible in the allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  Based on the information available to us, management believed the allowance for doubtful accounts as of June 30, 2014 and June 30, 2013 was adequate.

The following table represents the changes in the allowance for doubtful accounts:

	For the Year Ended June 30,
	2014	2013
Beginning	$139	$122
Additions charged to expenses	303	196
(Recovered) / (Write-off)	(2)	(131)
Currency translation effect	(2)	(48)
Ending	$438	$139

8.           ACCRUED EXPENSES

Accrued expenses consisted of the following:

	For the Year Ended June 30,
	2014	2013

Payroll and related costs	1,096	1,022
Commissions	47	10
Customer deposits	79	89
Legal and audit	177	136
Sales tax	120	76
Utilities	156	138
Warranty	60	61
Accrued purchase of materials and fixed assets	358	1,033
Provision for re-instatement	367	360
Other accrued expenses	602	230
Currency translation effect	(16)	(95)
Total	$3,046	$3,060

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
	For the Year Ended June 30,
	2014	2013
Beginning	$61	$60
Additions charged to cost and expenses	23	1
Recovered	(25)	-
Currency translation effect	1	-
Ending	$60	$61

10.          BANK LOANS PAYABLE

Bank loans payable consisted of the following:

	For the Year Ended June 30,
	2014	2013
Note payable denominated in Singapore dollars to a commercial bank for expansion plans in Singapore and China, bearing interest at the bank’s prime rate plus 1.50% (4.75% at June 30, 2014 and 2013), with monthly payments of principal plus interest of $54 through December 2014. This note payable is secured by equipment with a carrying value of $469 and $537 on the consolidated balance sheet.	260	885

Note payable denominated in Malaysian ringgit to a commercial bank for expansion plans in Malaysia, maturing in August 2024, bearing interest at the bank’s lending rate (5.35% at June 30, 2014 and 2013), with monthly payments of principal plus interest of $23 through August 2024 in fiscal year 2014, and $29 through August 2024 in fiscal year 2013. This loan payable is secured by a charge on the property in Malaysia with a carrying value of $3,748 and $4,252 as at June 30, 2014 and 2013, respectively.	2,786	2,498

Current portion	(448)	(770)
Long term portion of bank loans payable	$2,598	$2,613

Future minimum payments (excluding interest) as of June 30, 2014 were as follows:

2015	$448
2016	198
2017	209
2018	220
2019	138
Thereafter	1,833
Total obligations and commitments	$3,046

Future minimum payments (excluding interest) as of June 30, 2013 were as follows:

2014	$770
2015	413
2016	161
2017	169
2018	178
Thereafter	1,692
Total obligations and commitments	$3,383

11.           ADOPTION OF ASC TOPIC 740

The Company adopted ASC Topic 740, Accounting for Income Taxes - Interpretation of Topic 740.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at July 1, 2012	$(249)
Additions based on current year tax positions	-
Additions for prior year(s) tax positions	(1)
Reductions for prior year(s) tax positions	-
Settlements	-
Expiration of statute of limitations	-
Balance at June 30, 2013	$(250)
Additions based on current year tax positions	-
Additions for prior year(s) tax positions	-
Reductions for prior year(s) tax positions	-
Settlements	-
Expiration of statute of limitations	-
Settlements	-
Balance at June 30, 2014	$(250)

The Company accrues penalties and interest on unrecognized tax benefits as a component of penalties and interest expense, respectively. The Company has not accrued any penalties or interest expense relating to the unrecognized benefits at June 30, 2014 and June 30, 2013.

The major tax jurisdictions in which the Company files income tax returns are the United States of America, Singapore, Malaysia, China and Indonesia. The statute of limitations, in general, is open for years 2004 to 2014 for tax authorities in those jurisdictions to audit or examine income tax returns.  The Company is under annual review by the governments of Singapore, Malaysia, China and Indonesia. However, the Company is not currently under tax examination in any other jurisdiction.

12.           INCOME TAXES

On a consolidated basis, the Company’s net income tax provisions (benefits) were as follows:

	For the Year Ended June 30,
	2014	2013
Current:
Federal	$-	$-
State	5	2
Foreign	(175)	(956)
	$(170)	$(954)
Deferred:
Federal	$-	$-
State	-	-
Foreign	(174)	694
	(174)	694
Total provision	$(344)	$(260)

The reconciliation between the U.S. federal tax rate and the effective income tax rate was as follows:

	Year Ended June 30,
	2014	2013
Statutory federal tax rate	(34)%	(34)%
State taxes, net of federal benefit	(6)	(6)
Foreign tax related to profits making subsidiaries	(400)	(1)
NOL Expiration	5	0
Other	5	5
Changes in valuation allowance	95	0
Effective rate	(335)%	(41)%

At June 30, 2014, the Company had net operating loss carry forwards of approximately $459 and $931 for federal and state tax purposes, respectively, expiring through 2023. The Company also had tax credit carry forwards of approximately $834 for federal income tax purposes expiring through 2032. Management of the Company is uncertain whether it is more likely than not that these future benefits will be realized. Accordingly, a full valuation allowance has been established.

The components of deferred income tax assets (liabilities) were as follows:

	For the Year Ended June 30,
	2014	2013
Deferred tax assets:
Net operating losses and credits	$1,572	$956
Inventory valuation	99	99
Depreciation	-	-
Provision for bad debts	788	3
Accrued vacation	15	16
Capital loss	78	-
Accrued expenses	217	135
Investment in subsidiaries	182	-
Deferred Income	201	-
Other	112	3
Total deferred tax assets	$3,264	$1,212

Deferred tax liabilities:
Accrued expenses	(10)	-
Depreciation	(192)	(191)
Other	-	-
Total deferred income tax liabilities	$(202)	$(191)

Subtotal	3,062	1,019
Valuation allowance	(2,876)	(1,007)

Net deferred tax assets	$186	$12

Presented as follows in the balance sheets:
Deferred tax assets	388	203
Deferred tax liabilities	(202)	(191)
Net deferred tax assets	$186	$12

The valuation allowance was increased by $1,869 in fiscal year 2014 and decreased by $134 in fiscal year years 2014 and 2013, respectively.

For U.S. income tax purposes no provision has been made for U.S. taxes on undistributed earnings amounting to $1,152 and $1,026 as at June 30, 2014 and 2013, respectively, of overseas subsidiaries with which the Company intends to continue to reinvest. It is not practicable to estimate the amount of additional tax that might be payable on the foreign earnings if they were remitted as dividends or lent to the Company, or if the Company should sell its stock in the subsidiary.  However, the Company believes that the existing U.S. foreign tax credits and net operating losses available would substantially eliminate any additional tax effects.

13.            COMMITMENTS AND CONTINGENCIES

The Company leases certain of its facilities and equipment under long-term agreements expiring at various dates through fiscal year 2015 and thereafter. Certain of these leases require the Company to pay real estate taxes and insurance and provide for escalation of lease costs based on certain indices.

Future minimum payments under capital leases and non-cancelable operating leases and net rental income under non-cancelable sub-leased properties as of June 30, 2014 were as follows:

	Capital	Operating	Sub-lease Rental	Net Operating
For the Year Ending June 30,	Leases	Leases	(Income)	Leases
2015	$81	$710	$(111)	$599
2016	85	795	(130)	665
2017	83	600	(42)	558
Thereafter	32	3,001	(18)	2,983
Total future minimum lease payments	$281	$5,106	$(301)	$4,805
Less amount representing interest	-
Present value of net minimum lease payments	281
Less current portion of capital lease obligations	(81)
Long-term obligations under capital leases	200

Future minimum payments under capital leases and non-cancelable operating leases and net rental income under non-cancelable sub-leased properties as of June 30, 2013 were as follows:

	Capital	Operating	Sub-lease Rental	Net Operating
For the Year Ending June 30,	Leases	Leases	(Income)	Leases
2014	$105	$723	$(32)	$691
2015	68	639	-	639
2016	72	666	-	666
Thereafter	88	1,057	-	1,057
Total future minimum lease payments	$333	$3,085	$(32)	$3,053
Less amount representing interest	-
Present value of net minimum lease payments	333
Less current portion of capital lease obligations	(105)
Long-term obligations under capital leases	228

The Company purchased equipment under the capital lease agreements with rates ranging from 1.88% to 4.30%. These agreements mature ranging from July 2013 to June 2018.

The sublease agreement of the Penang property expired in November 2012 and was not renewed due to the fact that the operation in Malaysia planned to sell the factory building. The sublease agreement of the Petaling Jaya Plant II property will expire in November 2013. However, the lease of the Petaling Jaya Plant II property was terminated on July 31, 2013 without any penalties or cost to the Company. Total net income from rental generated from subleases amounted to $1 in fiscal year 2014 and $9 in fiscal year 2013, since the rental for fiscal year 2014 was only for a single month, as the rental agreement was terminated in July 2013.

Total rental expense on all operating leases, cancelable and non-cancelable, amounted to $687 in fiscal year 2014 and $941 in fiscal year 2013.

Trio-Tech (Malaysia) Sdn. Bhd. has capital lease for the purchase of equipment and other related infrastructure costs amounting to Malaysia Ringgit 601, or approximately $184 based on the exchange rate on June 30, 2014 published by the Monetary Authority of Singapore.

Trio-Tech (Tianjin) Co. Ltd has capital commitments for the purchase of equipment and other related infrastructure costs amounting to RMB 2,199, or approximately $353 based on the exchange rate as of June 30, 2014 published by the Monetary Authority of Singapore.

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

14.           CONCENTRATION OF CUSTOMERS

The Company had one major customer that accounted for the following accounts receivable and sales during the fiscal years ended:

	Year Ended June 30,
	2014	2013
Sales
- Customer A	60.6%	62.3%
Accounts Receivable
- Customer A	74.3%	66.4%

15.           INVESTMENT PROPERTIES

The following table presents the Company’s investment properties in China as of June 30, 2014. The exchange rate is based on the exchange rate as of June 30, 2014 published by the Monetary Authority of Singapore.

		Investment Amount	Investment Amount
	Investment Date	(RMB)	(U.S. Dollars)
Purchase of Property I – MaoYe	Jan 04, 2008	5,554	904
Purchase of Property II – JiangHuai	Jan 06, 2010	3,600	586
Purchase of Property III – FuLi	Apr 08, 2010	4,025	655
Currency Translation		-	(23)
Gross investment in rental property		13,179	2,122

Accumulated depreciation on rental property	June 30, 2014	(2,961)	(476)

Net investment in properties – China		10,218	1,646

The following table presents the Company’s investment properties in China as of June 30, 2013.

		Investment Amount	Investment Amount
	Investment Date	(RMB)	(U.S. Dollars)
Purchase of Property I – MaoYe	Jan 04, 2008	5,554	904
Purchase of Property II – JiangHuai	Jan 06, 2010	3,600	586
Purchase of Property III – FuLi	Apr 08, 2010	4,025	655
Gross investment in rental property		13,179	2,145

Accumulated depreciation on rental property	June 30, 2013	(2,302)	(375)

Net investment in properties – China		10,877	1,770

The following table presents the Company’s investment properties in Malaysia as of June 30, 2014. The exchange rate is based on the exchange rate as of June 30, 2014 published by the Monetary Authority of Singapore.

		Investment Amount	Investment Amount
	Investment Date	(RM)	(U.S. Dollars)
Reclassification of Penang Property I	Dec 31, 2012	681	212
Gross investment in rental property		681	212

Accumulated depreciation on rental property	June 30, 2014	(300)	(93)

Net investment in rental properties - Malaysia		381	119

The following table presents the Company’s investment properties in Malaysia as of June 30, 2013.

		Investment Amount	Investment Amount
	Investment Date	(RM)	(U.S. Dollars)
Reclassification of Penang Property I	Dec 31, 2012	681	214
Gross investment in rental property		681	214

Accumulated depreciation on rental property	June 30, 2013	(294)	(91)

Net investment in rental properties - Malaysia		387	123

Rental Property I

In fiscal year 2008, Trio-Tech (Chongqing) Co. Ltd. (“TTCQ”) entered into a Memorandum Agreement with MaoYe Property Ltd. to purchase an office space in Chongqing, China for a total cash purchase price of RMB 5,554, or approximately $904 based on the exchange rate as of June 30, 2014 published by the Monetary Authority of Singapore. TTCQ rented this property to a third party on July 13, 2008. The term of the rental agreement was five years. The rental agreement was renewed on July 16, 2013 for a further period of five years. The rental agreement provides for a rent increase of 8% every year after July 15, 2015. The renewed agreement expires on July 15, 2018.

Property purchased from MaoYe generated a rental income of $115 for the year ended June 30, 2014, and $86 for the same period in the last fiscal year.

Rental Property II

In fiscal year 2010, TTCQ purchased eight units of commercial property in Chongqing, China from Chongqing JiangHuai Real Estate Development Co., Ltd. (“JiangHuai”) for a total purchase price of RMB 3,600, or approximately $586 based on the exchange rate as of June 30, 2014 published by the Monetary Authority of Singapore. The title deeds for these properties are yet to be received. TTCQ rented these commercial units to a third party until the lease agreement expired in January 2012. TTCQ then rented three of the eight commercial units to another party during the fourth quarter of fiscal year 2013 under a rental agreement that expired on March 31, 2014. TTCQ is actively looking for suitable tenants for the eight units.

Property purchased from JiangHuai generated a rental income of $13 for the year ended June 30, 2014 and $3 for the same period in the last fiscal year.

Other Properties III – FuLi

In fiscal year 2010, TTCQ entered into a Memorandum Agreement with Chongqing Fu Li Real Estate Development Co. Ltd. (“FuLi”) to purchase two commercial properties totaling 311.99 square meters (“office space”) located in Jiang Bei District Chongqing. Although TTCQ currently rents its office premises from a third party, it intends to use the purchased office space as its office premises. The total purchase price committed and paid was RMB 4,025, or approximately $655 based on the exchange rate as of June 30, 2014 published by the Monetary Authority of Singapore.  The development was completed and the property was handed over during April 2012 and the title deed was received during the third quarter of fiscal year 2013. One of the two rental agreements expired in April 2014 and the other will expire in August 2014. For the unit for which the agreement expired in April 2014, a new tenant was identified and a new agreement has been executed, which expires on April 30, 2017. The new agreement carries an increase in rental of 20% in the first year, as compared to the expired rental agreement. Thereafter the rental increases by approximately 10% for the subsequent years until April 2017.

Property purchased from FuLi generated a rental income of $49 for the year ended June 30, 2014, and $43 for the same period in the last fiscal year.

Penang Property I

Since the market value of the factory building in Penang, Malaysia is increasing significantly, during the second quarter of fiscal year 2013 Trio-Tech Malaysia ("TTM") changed its plans to sell the factory building and decided to hold that as an investment rental property. Hence, TTM re-classified the factory building to investment property at the end of the second quarter of fiscal year 2013, which had a net book value of $119. In fiscal year 2014 the depreciation expenses were $2, as compared to a depreciation of $7 in fiscal year 2013.

Summary

Total rental income for all investment properties (Property I, II and III) in China was $177 for the year ended June 30, 2014, and was $132 for the same period in the last fiscal year.

Rental income from the Penang property was nil for the year ended June 30, 2014 and 2013 as the property in Penang, Malaysia is vacant at the date of this report. TTM is in the process of identifying a suitable tenant.

Depreciation expenses for all investment properties in China and Malaysia were $109 for the year ended June 30, 2014, and were $112 for the same period in the last fiscal year.

16.           LOAN RECEIVABLE FROM PROPERTY DEVELOPMENT PROJECTS

The following table presents TTCQ’s loans receivable from property development projects in China as of June 30, 2014. The exchange rate is based on the rate published by the Monetary Authority of Singapore as on June 30, 2014.

	Loan Expiry	Loan Amount	Loan Amount
Short-term loan receivables	Date	(RMB)	(U.S. Dollars)
Investment in JiangHuai (Project - Yu Jin Jiang An)	May 31, 2013	2,000	325
Less: Allowance for impairment		(2,000)	(325)
Net short-term loans receivables from property development projects		-	-

Long-term loan receivables
Investment in Jun Zhou Zhi Ye	Oct 31, 2016	5,000	805
Net long-term loans receivables from property development projects		5,000	805

The following table presents TTCQ’s loans receivable from property development projects in China as of June 30, 2013.

	Loan Expiry	Loan Amount	Loan Amount
Short-term loan receivables	Date	(RMB)	(U.S. Dollars)
Investment in JiaSheng Property Development Co. Ltd.	Nov 30, 2013	5,000	814
Investment in JiangHuai (Project - Yu Jin Jiang An)	May 31, 2013	2,000	325
Net short-term loan receivables from property development projects		7,000	1,139

On November 1, 2010, TTCQ entered into a Memorandum Agreement with JiaSheng Property Development Co. Ltd. (“JiaSheng”) to invest in their property development projects (Project B-48 Phase 2) located in Chongqing City, China. Due to the short-term nature of the investment, the amount was classified as a loan based on ASC Topic 310-10-25 Receivables, amounting to RMB 5,000, or approximately $805 based on the exchange rate as at June 30, 2014 published by the Monetary Authority of Singapore. The agreement guaranteed TTCQ an income of RMB 1,250, or approximately $196, payable in four installments of RMB 313, or approximately $51. The amount is unsecured and repayable at the end of the term. The loan was renewed in November 2011 for a period of one year, which expired on October 31, 2012, and was renewed in November 2012 and expired in November 2013. On November 1, 2013 the loan was transferred by JiaSheng to, and is now payable by, Chong Qing Jun Zhou Zhi Ye Co. Ltd. (“Jun Zhou Zhi Ye”) and the transferred agreement expires on October 31, 2016. Hence the loan receivable has been reclassified as a long-term loan receivable. The book value of the loan receivable approximates its fair value. TTCQ recorded other income of $202 for the year ended June 30, 2014, as compared to $200 for the year ended June 30, 2013.

On November 1, 2010, TTCQ entered into another Memorandum Agreement with JiangHuai Property Development Co. Ltd. (“JiangHuai”) to invest in their property development projects (Project - Yu Jin Jiang An) located in Chongqing City, China. Due to the short-term nature of the investment, the amount was classified as a loan based on ASC Topic 310-10-25 Receivables, amounting to RMB 2,000, or approximately $322 based on the exchange rate as at June 30, 2014 published by the Monetary Authority of Singapore. The agreement guaranteed TTCQ an income of $66, payable in 12 installments of RMB 33, or approximately $5. The amount is secured by the underlying property and repayable at the end of the term. The loan was renewed, but expired on May 31, 2013. TTCQ is in the legal process of recovering the outstanding amount of $325. TTCQ did not generate other income from JiangHuai for the year ended June 30, 2014, while it recorded other income of $59 for the same period in the last fiscal year. An impairment of $325 was recorded during the second quarter of fiscal year 2014.

17.            INVESTMENT

During the second quarter of fiscal year 2011, the Company entered into a joint-venture agreement with JiaSheng to develop real estate projects in China. The Company invested RMB 10,000, or approximately $1,606 based on the exchange rate as of March 31, 2014 published by the Monetary Authority of Singapore, for a 10% interest in the newly formed joint venture, which was incorporated as a limited liability company, Chong Qing Jun Zhou Zhi Ye Co. Ltd. (the “joint venture”), in China. The agreement stipulated that the Company would nominate two of the five members of the Board of Directors of the joint venture and had the ability to assign two members of management to the joint venture.  The agreement also stipulated that the Company would receive a fee of RMB 10,000, or approximately $1,606 based on the exchange rate as of March 31, 2014 published by the Monetary Authority of Singapore, for the services rendered in connection with obtaining priority to bid in certain real estate projects from the local government. Upon signing of the agreement, JiaSheng paid the Company RMB 5,000 in cash, or approximately $803 based on the exchange rate published by the Monetary Authority of Singapore as of March 31, 2014. The remaining RMB 5,000 would be paid over 72 months commencing in 36 months from the date of the agreement when the joint venture secured a property development project stated inside the joint venture agreement. The Company considered the RMB 5,000, or approximately $803 based on the exchange rate as of March 31, 2014 published by the Monetary Authority of Singapore, received in cash from JiaSheng, the controlling venturer in the joint venture, as a partial return of the Company’s initial investment of RMB 10,000, or approximately $1,606 based on the exchange rate as of March 31, 2014 published by the Monetary Authority of Singapore. Therefore, the RMB 5,000 received in cash was offset against the initial investment of RMB 10,000, resulting in a net investment of RMB 5,000 as of March 31, 2014. The Company further reduced its investments by RMB 137, or approximately $22, towards the losses from operations incurred by the joint-venture, resulting in a net investment of RMB 4,863, or approximately $781 based on exchange rates published by the Monetary Authority of Singapore as of March 31, 2014. The Company considered the collectability of the remaining RMB 5,000 uncertain due to the extended terms of the payment, and therefore has not recorded this amount as a receivable as of March 31, 2014.

“Investment in unconsolidated joint venture” as shown in the balance sheet consists of the cost of an investment in a joint venture in which we have a 10% interest. Prior to the first quarter of fiscal year 2012, the investment in this China affiliate was recorded on the equity basis. In the first quarter of fiscal year 2012, due to the resignation of two directors representing Trio-Tech on the board of the joint venture, the Company concluded that it could no longer exert significant influence over the joint venture. Therefore, the Company began accounting for this investment using the cost method effective September 29, 2011. During the second quarter of fiscal year 2014, TTCQ disposed of its 10% interest in the joint venture. The joint venture had to raise funds for the development of the project. As a joint-venture partner, TTCQ was required to stand guarantee for the funds to be borrowed; considering the amount of borrowing, the risk involved was higher than the investment made and hence TTCQ decided to dispose of the 10% interest in the joint venture investment. On October 2, 2013, TTCQ entered into a share transfer agreement with Zhu Shu. Based on the agreement the purchase price was to be paid by (1) RMB 10,000, or approximately $1,634 based on exchange rates published by the Monetary Authority of Singapore as of October 2, 2013, by non-monetary consideration and (2) the remaining RMB 8,000, or approximately $1,307 based on exchange rates published by the Monetary Authority of Singapore as of October 2, 2013, by cash consideration. The consideration consists of (1) commercial units measuring 668 square meters to be delivered in June 2016 and (2) sixteen quarterly equal installments of RMB 500 per quarter commencing from January 2014. Based on ASC Topic 845 Non-monetary Consideration, the Company deferred the recognition of the gain on disposal of the 10% interest in joint venture investment until such time that the consideration is paid, so that the gain can be ascertained. The recorded value of the disposed investment amounting to $783, based on exchange rates published by the Monetary Authority of Singapore as of June 30, 2014, is classified as “other assets” under non-current assets, because it is considered a down payment for the purchase of the commercial property in Chongqing. The first installment amount of RMB 500 was due in January 2014 and was outstanding as at March 31, 2014. The second installment amount of RMB 500 was due in April 2014. As at May 14, 2014, TTCQ had received RMB 100.

In accordance with ASC Topic 323 Investments – Other, Cost Method Investments, ‘‘Investments’’ as shown on the Company’s Balance Sheet consists of the cost of an investment in the joint venture in which the Company has a 10% interest. Prior to the first quarter of fiscal year 2012, the Company’s 10% ownership in this China affiliate was recorded on the equity basis.

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

18.          OTHER INCOME, NET

Other income consisted of the following:

	Year Ended June 30,
	2014	2013
Investment income deemed interest income	$202	259
Interest income	45	33
Other rental income	215	51
Exchange (loss) / gain	(25)	65
Allowance for doubtful deemed loan receivables	(325)	-
Allowance for doubtful deemed interest receivables	(80)	-
Other miscellaneous income	131	112
Total	$163	$520

Other income included $202 and $259 investment income for the year ending June 30, 2014 and 2013, which was deemed to be interest income since the investment was deemed and classified as a loan based on ASC Topic 310-10-25 Receivables.

19.      DISCONTINUED OPERATION AND CORRESPONDING RESTRUCTURING PLAN

The Company’s Indonesia operation and the Indonesia operation’s immediate holding company, which comprise the fabrication services segment, suffered continued operating losses in the past four fiscal years, and the cash flow was minimal for the past five years.  The Company established a restructuring plan to close the fabrication services operation, and in accordance with ASC Topic 205-20, Presentation of Financial Statement Discontinued Operations (“ASC Topic 250-20”), the Company presented the operation results from fabrication services as a discontinued operation as the Company believed that no continued cash flow would be generated by the discontinued component and that the Company would have no significant continuing involvement in the operations of the discontinued component. In accordance with the restructuring plan, the Company is negotiating with its suppliers to settle the outstanding balance of accounts payable of $293.

The Company’s fabrication operation in Batam, Indonesia is in the process of commencing winding up the operations. The Company anticipates that it may incur costs and expenses when the winding up of the subsidiary in Indonesia takes place.

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

The Company anticipates that it may incur additional costs and expenses at the time of the winding up of the business of the subsidiary through which the Shanghai, China facility operated.

Loss from discontinued operations for the years ended June 30, 2014 and 2013, respectively, was as follows:

	For the Year Ended June 30,
	2014	2013
Revenue	$(16)	$389
Cost of sales	1	821
Gross loss	(17)	(432)
Operating expenses
General and administrative	13	179
Selling	-	12
Impairment	-	-
Total	13	191
Loss from discontinued operation	(30)	(623)
Other charges	(11)	(111)
Net loss from discontinued operation	$(41)	(734)

The above excludes Corporate expense allocation of $63 for fiscal year 2013. There were no such allocations in fiscal year 2014.

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

The real estate segment recorded other income of $202 for fiscal year 2014 and $259 for fiscal year 2013, based on the average exchange rate for the twelve months ended June 30, 2014 and 2013, respectively, published by the Monetary Authority of Singapore. Due to the nature of the investment, the amount was classified as a loan receivables based on ASC Topic 310-10-25 Receivables, hence the investment income was also classified under other income, which is not part of the below table.

The revenue allocated to individual countries was based on where the customers were located. The allocation of the cost of equipment, the current year investment in new equipment and depreciation expense were made on the basis of the primary purpose for which the equipment was acquired.

All inter-segment sales were sales from the manufacturing segment to the testing and distribution segment. Total inter-segment sales were $591 in fiscal year 2014 and $794 in fiscal year 2013.  Corporate assets mainly consisted of cash and prepaid expenses. Corporate expenses mainly consisted of salaries, insurance, professional expenses and directors' fees.

Business Segment Information
	Year		Operating		Depr.
	Ended	Net	(Loss)	Total	and		Capital
	June 30,	Revenue	Income	Assets	Amort.		Expenditures
Manufacturing	2014	$15,715	$(761)	$10,761	$162		$340
	2013	15,254	(1,089)	13,867	158		46

Testing Services	2014	18,017	984	19,367	2,023		2,749
	2013	15,029	383	17,268	2,222		1,788

Distribution	2014	2,353	232	465	-		-
	2013	1,355	173	514	2		1

Real Estate	2014	177	(93)	3,788	109		1
	2013	132	(206)	4,173	109		3

Fabrication	2014	-	-	77	-		-
Services*	2013	389	(686)	127	-		-

Corporate &	2014	-	(364)	132		-	-
Unallocated	2013	-	(59)	95		-	-

Total Company	2014	$36,262	$(2)	$34,590	$2,294		$3,090
	2013	$32,159	$(1,484)	$36,044	$2,491		$1,838
* Discontinued operations

The operating loss of $1,484 for the year ended June 30, 2013 includes operating loss of $686 from fabrication services (discontinued operations). The operating loss of fabrication services includes corporate expenses allocation of $63, which is considered as income in the corporate segment for the purpose of the above segment information.

21.         LINES OF CREDIT

The Company’s credit rating provides it with readily and adequate access to funds in global markets. Certain lines of credit have covenants.  As of June 30, 2014, the Company was in compliance with these covenants.

Entity with	Type of	Interest	Expiration	Credit	Unused
Facility	Facility	Rate	Date	Limitation	Credit
Trio-Tech Singapore	Lines of Credit	With interest rates ranging from 1.77% to 6.04%	-	$9,073	$5,306

As of June 30, 2013, the Company was in compliance with these covenants.

Entity with	Type of	Interest	Expiration	Credit	Unused
Facility	Facility	Rate	Date	Limitation	Credit
Trio-Tech Singapore	Lines of Credit	With interest rates ranging from 1.77% to 6.04%	-	$8,299	$4,435

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

24.            OPERATING LEASES

Operating leases arise from the leasing of the Company’s commercial and residential real estate investment property. Initial lease terms generally range from 12 to 60 months. Depreciation expense for assets subject to operating leases is taken into account primarily on the straight-line method over a period of twenty years in amounts necessary to reduce the carrying amount of the asset to its estimated residual value. Depreciation expense relating to the property held as investments in operating leases was $109 and $112 for fiscal years 2014 and 2013, respectively.

Future minimum rental income in China to be received from fiscal year 2015 to fiscal year 2019 on non-cancellable operating leases is contractually due as follows as of June 30, 2014:

2015	$115
2016	126
2017	136
2018	145
2019	6
$528

Future minimum rental income in China to be received from fiscal year 2014 to fiscal year 2018 on non-cancellable operating leases is contractually due as follows as of June 30, 2013:

2014	$174
2015	112
2016	123
2017	133
2018	150
$692

25.       TERM DEPOSITS

	For the Year Ended June 30,
	2014	2013

Short-term deposits	$102	$104
Restricted term deposits	3,541	3,494
Total	$3,643	$3,598

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

26.           OTHER ASSETS

Other assets consisted of the following:

	For the Year Ended June 30,
	2014	2013

Down-payment for purchase of fixed assets	$1,103	$74
Deposits for rental and utilities	158	157
Others	2	3
Total	$1,263	$234

27.           RELATED PARTY TRANSACTION

There was no related party transaction in fiscal year 2014 as compared to fiscal year 2013, during which period a subsidiary of SHI International Pte. Ltd. owed $515 to a related party and the related party forgave the loan during the quarter ended December 31, 2012. The forgiveness of the loan amounting to $515 was recorded as additional paid in capital during the second quarter of fiscal year 2013 and non-controlling interest for their portion of the related forgiveness.