Form 10-Q
period 2014-09-30
TRIO-TECH INTERNATIONAL
filed 2014-11-18
CIK 732026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

As of November 12, 2014, there were 3,513,055 shares of the issuer’s Common Stock, no par value, outstanding.

TRIO-TECH INTERNATIONAL
INDEX TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION, OTHER INFORMATION AND SIGNATURE

		Page
Part I.	Financial Information

Item 1.	Financial Statements
	(a) Condensed Consolidated Balance Sheets as of September 30, 2014 (Unaudited) and June 30, 2014	2
	(b) Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months Ended September 30, 2014 (Unaudited) and September 2013 (Unaudited)	3
	(c) Condensed Consolidated Statements of Shareholders Equity for the Three Months Ended September 30, 2014 (Unaudited) and the Year Ended June 30, 2014	4
	(d) Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2014 (Unaudited) and September 30, 2013 (Unaudited)	5
	(e) Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	31
Item 4.	Controls and Procedures	31

Part II.	Other Information

Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3.	Defaults upon Senior Securities	32
Item 4.	Mine Safety Disclosures	32
Item 5.	Other Information	32
Item 6.	Exhibits	32

Signatures		33

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	September 30, 2014	June 30, 2014
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$2,157	$2,938
Short-term deposits	104	102
Trade accounts receivable, less allowance for doubtful
accounts of $485 and $438	7,850	8,625
Other receivables	413	311
Loans receivable from property development projects – short term	-	-
Inventories, less provision for obsolete inventory
of $841 and $844	1,494	1,106
Prepaid expenses and other current assets	260	205
Total current assets	12,278	13,287
NON-CURRENT ASSETS:
Deferred tax asset	382	388
Investments	-	-
Investment properties, net	1,752	1,765
Property, plant and equipment, net	13,326	13,541
Loans receivable from property development projects – long term	814	805
Other assets	1,306	1,263
Restricted term deposits	3,477	3,541
Total non-current assets	21,057	21,303
TOTAL ASSETS	$33,335	$34,590

LIABILITIES
CURRENT LIABILITIES:
Lines of credit	$3,048	$3,767
Accounts payable	3,244	3,162
Accrued expenses	2,685	3,046
Income taxes payable	216	214
Current portion of bank loans payable	292	448
Current portion of capital leases	71	81
Total current liabilities	9,556	10,718
NON-CURRENT LIABILITIES:
Bank loans payable, net of current portion	2,504	2,598
Capital leases, net of current portion	185	200
Deferred tax liabilities	129	202
Other non-current liabilities	39	39
Total non-current liabilities	2,857	3,039
TOTAL LIABILITIES	$12,413	$13,757
COMMITMENT AND CONTINGENCIES	-	-

EQUITY
TRIO-TECH INTERNATIONAL’S SHAREHOLDERS' EQUITY:
Common stock, no par value, 15,000,000 shares authorized; 3,513,055 shares issued and outstanding as at September 30, 2014, and June 30, 2014	$10,882	$10,882
Paid-in capital	2,981	2,972
Accumulated retained earnings	1,589	1,725
Accumulated other comprehensive gain-translation adjustments	3,625	3,522
Total Trio-Tech International shareholders' equity	19,077	19,101
Non-Controlling Interest	1,845	1,732
TOTAL EQUITY	$20,922	$20,833
TOTAL LIABILITIES AND EQUITY	$33,335	$34,590

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
UNAUDITED (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

	Three Months Ended
	Sept. 30,	Sept. 30,
	2014	2013
Revenue
Products	$3,432	$5,405
Testing services	4,618	4,048
Others	43	44

	8,093	9,497
Cost of Sales
Cost of products sold	3,213	4,346
Cost of testing services rendered	3,049	3,025
Others	34	35

	6,296	7,406

Gross Margin	1,797	2,091

Operating Expenses:
General and administrative	1,738	1,834
Selling	131	205
Research and development	47	52
Impairment loss of property, plant and equipment	15	-
Loss on disposal of property, plant and equipment	-	13
Total operating expenses	1,931	2,104

Loss from Operations	(134)	(13)

Other Income / (Expenses)
Interest expenses	(64)	(68)
Other income, net	46	164
Total other (expenses) / income	(18)	96

(Loss) / Income from Continuing Operations before Income Taxes	(152)	83

Income Tax Benefits	46	43

(Loss) / Income from continuing operations before non-controlling interest, net of tax	(106)	126

Other Operating Activities
Equity in earnings of unconsolidated joint venture, net of tax	-	-

Discontinued Operations (Note 19)
Income / (loss) from discontinued operations, net of tax	26	(42)
NET (LOSS) / INCOME	(80)	84

Less: net income attributable to the non-controlling interest	56	101
Net Loss Attributable to Trio-Tech International Common Shareholder	$(136)	$(17)

Amounts Attributable to Trio-Tech International Common Shareholders:
(Loss) / income from continuing operations, net of tax	(150)	6
Income / (loss) from discontinued operations, net of tax	14	(23)
Net Loss Attributable to Trio-Tech International Common Shareholders	$(136)	$(17)

Comprehensive Income / (Loss) Attributable to Trio-Tech International Common Shareholders:

Net (loss) / income	(80)	84
Foreign currency translation, net of tax	160	(183)
Comprehensive Income / (Loss)	80	(99)
Less: comprehensive income / (loss) attributable to the non-controlling interest	113	(4)
Comprehensive Loss Attributable to Trio-Tech International Common Shareholders	$(33)	$(95)

Basic and Diluted Loss per Share:
Basic and diluted loss per share from continuing operations attributable to Trio-Tech International	$(0.04)	$-
Basic and diluted loss per share from discontinued operations attributable to Trio-Tech International	$-	$(0.01)
Basic and Diluted Loss per Share from Net Loss
Attributable to Trio-Tech International	$(0.04)	$(0.01)

Weighted average number of common shares outstanding
Basic	3,513	3,399
Dilutive effect of stock options	-	-
Number of shares used to compute earnings per share diluted	3,513	3,399

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(IN THOUSANDS)

	Common Stock		Additional Paid-in	Accumulated Retained	Accumulated Other Comprehensive	Non- Controlling
	Shares	Amount	Capital	Earnings	Income	Interest	Total
		$	$	$	$	$	$
Balance at June 30, 2013	3,322	10,531	2,756	1,668	3,680	1,971	20,606
Stock option expenses	-	-	216	-	-	-	216
Net income	-	-	-	57	-	144	201
Translation adjustment	-	-	-	-	(158)	(70)	(228)
Dividend declared by subsidiary	-	-	-	-	-	(313)	(313)
Stock options exercised	191	351	-	-	-	-	351
Balance at June 30, 2014	3,513	10,882	2,972	1,725	3,522	1,732	20,833
Stock option expenses	-	-	9	-	-	-	9
Net (loss) / income	-	-	-	(136)	-	56	(80)
Translation adjustment	-	-	-	-	103	57	160
Balance at Sept. 30, 2014	3,513	10,882	2,981	1,589	3,625	1,845	20,922

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (IN THOUSANDS)
	Three Months Ended
	Sept. 30,	Sept. 30,
	2014	2013
	(Unaudited)	(Unaudited)
Cash Flow from Operating Activities
Net (loss) / income	$(80)	$84
Adjustments to reconcile net (loss) / income to net cash flow provided by operating activities
Depreciation and amortization	623	602
Stock compensation	9	114
Inventory provision / (reversal)	8	(17)
Bad debt provision / (reversal)	55	(3)
Accrued interest expense, net accrued interest income	24	3
Impairment loss of property, plant and equipment	15	-
Loss on disposal of property, plant and equipment	-	13
Warranty expense, net	6	4
Deferred tax benefit	(77)	(64)
Changes in operating assets and liabilities, net of acquisition effects
Accounts receivables	728	(266)
Other receivables	(102)	599
Other assets	(42)	(364)
Inventories	(413)	524
Prepaid expenses and other current assets	(55)	(52)
Accounts payable and accrued liabilities	(234)	25
Income tax payable	1	(12)
Other non-current liabilities	-	23
Net cash provided by operating activities	466	1,213

Cash Flow from Investing Activities
Additions to property, plant and equipment	(467)	(484)
Proceeds from disposal of plant, property and equipment	-	28
Net cash used in investing activities	(467)	(456)

Cash Flow from Financing Activities
Repayment of lines of credit	(689)	(869)
Repayment of bank loans and capital leases	(261)	(285)
Proceeds from long-term bank loans	-	66
Proceeds from exercising stock options	-	134
Net cash used in financing activities	(950)	(954)

Effect of Changes in Exchange Rate	171	(75)

NET DECREASE IN CASH	(781)	(272)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,938	2,793
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,157	$2,521

Supplementary Information of Cash Flows
Cash paid during the period for:
Interest	$66	$68
Income taxes	$18	$19

Non-Cash Transactions
Capital lease of property, plant and equipment	$-	$66

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT EARNINGS PER SHARE AND NUMBER OF SHARES)

1. ORGANIZATION AND BASIS OF PRESENTATION

Trio-Tech International (“the Company” or “TTI” hereafter) was incorporated in fiscal year 1958 under the laws of the State of California.  TTI provides third-party semiconductor testing and burn-in services primarily through its laboratories in Southeast Asia. In addition, TTI operates testing facilities in the United States.  The Company also designs, develops, manufactures and markets a broad range of equipment and systems used in the manufacturing and testing of semiconductor devices and electronic components. In the first quarter of fiscal year 2015, TTI conducted business in four business segments: Manufacturing, Testing Services, Distribution and Real Estate. TTI has subsidiaries in the U.S., Singapore, Malaysia, Thailand and China as follows:

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

 * 100% owned by Trio-Tech International Pte. Ltd.

The accompanying un-audited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  All significant inter-company accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements are presented in U.S. dollars.  The accompanying condensed consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.  Operating results for the three months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2015.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the fiscal year ended June 30, 2014.

2.   NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) amended ASU 2014-15 to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures.

Under GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities.

Currently, GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures.

This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes.

The amendments in the ASU are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The adoption of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

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

Other new pronouncements issued but not yet effective until September 30, 2014 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

 3.  INVENTORIES

Inventories consisted of the following:

	Sept. 30, 2014 (Unaudited)	June 30, 2014

Raw materials	$1,234	$1,165
Work in progress	980	583
Finished goods	148	184
Less: provision for obsolete inventory	(841)	(844)
Currency translation effect	(27)	18
	$1,494	$1,106

The following table represents the changes in provision for obsolete inventory:

	Sept. 30, 2014 (Unaudited)	June 30, 2014

Beginning	$844	$912
Additions charged to expenses	12	-
Usage - disposition	(3)	(76)
Currency translation effect	(12)	8
Ending	$841	$844

4.  STOCK OPTIONS

On September 24, 2007, the Company’s Board of Directors unanimously adopted the 2007 Employee Stock Option Plan (the “2007 Employee Plan”) and the 2007 Directors Equity Incentive Plan (the “2007 Directors Plan”) each of which was approved by the shareholders on December 3, 2007. Each of those plans was amended by the Board in 2010 to increase the number of shares covered thereby, which amendments were approved by the shareholders on December 14, 2010. At present, the 2007 Employee Plan provides for awards of up to 600,000 shares of the Company’s Common Stock to its employees, consultants and advisors. The Board also amended the 2007 Directors Plan in November 2013 to further increase the number of shares covered thereby from 400,000 shares to 500,000 shares, which amendment was approved by the shareholders on December 9, 2013. At present, the 2007 Directors Plan provides for awards of up to 500,000 shares of the Company’s Common Stock to the members of the Company’s Board of Directors in the form of non-qualified options and restricted stock. These two plans are administered by the Board, which also establishes the terms of the awards.

Assumptions

The fair value for the options granted were estimated using the Black-Scholes option pricing model with the following weighted average assumptions, assuming no expected dividends:

	Three Months Ended September 30,	Three Months Ended September 30,
	2014	2013

Expected volatility	70.01% - 104.94%	70.01%
Risk-free interest rate	0.30% - 0.78%	0.39% - 0.78%
Expected life (years)	2.50 - 3.25	2 - 3

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

The Company did not grant any options pursuant to the 2007 Employee Plan during the three months ended September 30, 2014. There were no options exercised during the three months ended September 30, 2014. The Company recognized stock-based compensation expenses of $9 in the three months ended September 30, 2014 under the 2007 Employee Plan. The balance of unamortized stock-based compensation of $27 based on fair value on the grant date related to options granted under the 2007 Employee Plan is expected to be recognized over a period of two years.

The Company granted stock options pursuant to the 2007 Employee Plan covering a total of 15,000 shares of the Company’s Common Stock during the three months ended September 30, 2013. The Company recognized stock-based compensation expenses of $22 in the three months ended September 30, 2013 under the 2007 Employee Plan. These options vested as of the grant date.

As of September 30, 2014, there were vested employee stock options covering a total of 103,750 shares of Common Stock. The weighted-average exercise price was $4.14 and the weighted average contractual term was 1.85 years. The aggregate intrinsic value of employees’ stock options outstanding and the aggregate intrinsic value of employees’ stock options exercisable as of September 30, 2014 were $31 and $10, respectively.

As of September 30, 2013, there were vested employee stock options covering a total of 147,625 shares of Common Stock. The weighted-average exercise price was $2.95 and the weighted average contractual term was 1.49 years. Both the aggregate intrinsic value of employees’ stock options outstanding and the aggregate intrinsic value of employees’ stock options exercisable as of September 30, 2013 was $78.

A summary of option activities under the 2007 Employee Plan during the three months ended September 30, 2014 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 1, 2014	130,000	$3.93	2.57	$13
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2014	130,000	$3.93	2.33	$31
Exercisable at September 30, 2014	103,750	$4.14	1.85	$10

No stock options were exercised during the three months ended September 30, 2014.

A summary of option activities under the 2007 Employee Plan during the three months ended September 30, 2013 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 1, 2013	263,500	$3.06	1.57	$122
Granted	15,000	3.62	4.96	-
Exercised	(73,000)	1.72	-	(111)
Forfeited or expired	(37,500)	(4.81)	-	-
Outstanding at September 30, 2013	168,000	$3.28	1.57	$78
Exercisable at September 30, 2013	147,625	$2.95	1.49	$78

During the three months ended September 30, 2013, options covering 73,000 shares of common stock were exercised. The intrinsic value of options exercised was $111. Cash received from the options exercised was $126.

A summary of the status of the Company’s non-vested employee stock options during the three months ended September 30, 2014 is presented below:

	Options	Weighted Average Grant-Date Fair Value
Non-vested at July 1, 2014	26,250	$1.69
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested at September 30, 2014	26,250	$1.69

A summary of the status of the Company’s non-vested employee stock options during the three months ended September 30, 2013 is presented below:

	Options	Weighted Average Grant-Date Fair Value
Non-vested at July 1, 2013	20,375	$3.26
Granted	15,000	3.62
Vested	(15,000)	3.62
Forfeited	-	-
Non-vested at September 30, 2013	20,375	$4.35

2007 Directors Equity Incentive Plan

The 2007 Directors Plan permits the grant of options covering up to an aggregate of 500,000 shares of Common Stock to its directors in the form of non-qualified options and restricted stock. The exercise price of the non-qualified options is 100% of the fair value of the underlying shares on the grant date. The options have five-year contractual terms and are generally exercisable immediately as of the grant date.

During the first quarter of fiscal year 2015, the Company did not grant any options pursuant to the 2007 Directors Plan. There were no stock options exercised during the three month period ended September 30, 2014. The Company did not recognize any stock-based compensation expenses during the three months ended September 30, 2014.

During the three months ended September 30, 2013, the Company granted options to purchase 60,000 shares of its Common Stock to certain of our directors pursuant to the 2007 Directors Plan with an exercise price equal to the fair market value of our Common Stock (as defined under the 2007 Directors Plan in conformity with Regulation 409A or the Internal Revenue Code of 1986, as amended) at the date of grant. The fair value of the options granted to purchase 60,000 shares of the Company's Common Stock was $92 based on the grant date fair value of $1.52 per share determined by the Black Scholes option pricing model. No stock options were exercised during the three month period ended September 30, 2013.

As of September 30, 2014, there were vested stock options granted under the 2007 Directors Plan covering a total of 315,000 shares of Common Stock. The weighted-average exercise price was $3.62 and the weighted average remaining contractual term was 2.37 years. Both the aggregate intrinsic value of such stock options outstanding and the aggregate intrinsic value of such options exercisable as of September 30, 2014 were $151. As, all of the stock options granted under the 2007 Directors Plan vest immediately at the date of grant, there were no unvested stock options granted under the 2007 Directors Plan as of September 30, 2014.

As of September 30, 2013, there were vested stock options granted under the 2007 Directors Plan covering a total of 340,000 shares of Common Stock. The weighted-average exercise price was $3.32 and the weighted average remaining contractual term was 2.62 years. Both the aggregate intrinsic value of such stock options outstanding and the aggregate intrinsic value of such options exercisable as of September 30, 2013 were $163. As, all of the stock options granted under the 2007 Directors Plan vest immediately at the date of grant, there were no unvested stock options granted under the 2007 Directors Plan as of September 30, 2013.

A summary of option activities under the 2007 Directors Plan during the three months ended September 30, 2014 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2014	315,000	$3.62	2.63	$24
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2014	315,000	$3.62	2.37	$151
Exercisable at September 30, 2014	315,000	$3.62	2.37	$151

A summary of option activities under the 2007 Directors Plan during the three months ended September 30, 2013 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2013	340,000	$3.53	1.96	$80
Granted	60,000	3.62	4.96	-
Exercised	-	-	-	-
Forfeited or expired	(60,000)	(4.81)	-	-
Outstanding at September 30, 2013	340,000	$3.32	2.62	$163
Exercisable at September 30, 2013	340,000	$3.32	2.62	$163

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

Stock options to purchase 445,000 of Common Stock at exercise prices ranging from $2.07 to $4.35 per share were outstanding as of September 30, 2014 and were excluded in the computation of diluted EPS because their effect would have been anti-dilutive. All the outstanding options were excluded in the computation of diluted EPS for the three months ended September 30, 2014 because they were anti-dilutive.

Stock options to purchase 508,000 shares of Common Stock at exercise prices ranging from $1.72 to $9.57 per share were outstanding as of September 30, 2013. All the outstanding options were excluded in the computation of diluted EPS for the three months ended September 30, 2013 because they were anti-dilutive.

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted EPS for the years presented herein:

	Three Months Ended
	Sept. 30, 2014	Sept. 30, 2013
	(Unaudited)	(Unaudited)
(Loss) / income attributable to Trio-Tech International common shareholders from continuing operations, net of tax	$(150)	$6
Income/ (loss) attributable to Trio-Tech International common shareholders from discontinued operations, net of tax	14	(23)
Net loss attributable to Trio-Tech International common shareholders	$(136)	$(17)

Basic and diluted loss per share from continuing operations attributable to Trio-Tech International	(0.04)	-

Basic and diluted loss per share from discontinued operations attributable to Trio-Tech International	-	(0.01)
Basic and diluted loss per share from net loss attributable to Trio-Tech International	$(0.04)	$(0.01)

Weighted average number of common shares outstanding - basic	3,513	3,399
Dilutive effect of stock options	-	-
Number of shares used to compute earnings per share – diluted	3,513	3,399

6.   ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable consists of customer obligations due under normal trade terms. Although management generally does not require collateral, letters of credit may be required from the customers in certain circumstances. Management periodically performs credit evaluations of the customers’ financial conditions.

Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. Management includes any accounts receivable balances that are determined to be uncollectible in the allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  Based on the information available to us, management believed the allowance for doubtful accounts as of September 30, 2014 and June 30, 2014 was adequate.

 The following table represents the changes in the allowance for doubtful accounts:

	Sept. 30, 2014 (Unaudited)	June 30, 2014
Beginning	$438	$139
Additions charged to expenses	55	303
Recovered	-	(2)
Currency translation effect	(8)	(2)
Ending	$485	$438

7.   WARRANTY ACCRUAL

The Company provides for the estimated costs that may be incurred under its warranty program at the time the sale is recorded.  The Company provides a one-year warranty for products manufactured by it.  The Company estimates the warranty costs based on the historical rates of warranty returns.  The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.

	Sept. 30, 2014 (Unaudited)	June 30, 2014
Beginning	$60	$61
Additions charged to cost and expenses	-	23
Recovered	(4)	(25)
Actual usage	(2)	-
Currency translation effect	(4)	1
Ending	$50	$60

8.  INCOME TAX

The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of ASC Topic 740 Income Tax. The Company had an income tax benefit of $46 for the three months ended September 30, 2014 as compared to $43 for the same period in the last fiscal year.

The Company accrues penalties and interest related to unrecognized tax benefits when necessary as a component of penalties and interest expenses, respectively.  The Company had not accrued any penalties or interest expenses relating to unrecognized benefits at September 30, 2014 and June 30, 2014.

The major tax jurisdictions in which the Company files income tax returns are the United States, China, Singapore, Malaysia and Thailand.  The statute of limitations, in general, is open for years 2004 to 2014 for tax authorities in those jurisdictions to audit or examine income tax returns.  The Company is under annual review by the government of Singapore.  However, the Company is not currently under tax examination in any other jurisdiction.

9.   INVESTMENT PROPERTIES

The following table presents the Company’s investment in properties in China and Malaysia as of September 30, 2014. The exchange rate is based on the exchange rate as of September 30, 2014 published by the Monetary Authority of Singapore.

	Investment Date	Investment Amount (RMB)	Investment Amount (U.S. Dollars)
Purchase of rental property – Property I - MaoYe	Jan 04, 2008	5,554	894
Purchase of rental property – Property II - JiangHuai	Jan 06, 2010	3,600	580
Purchase of rental property – Property III - Fu Li	Apr 08, 2010	4,025	648
Currency translation		-	22
Gross investment in rental property		13,179	2,144
Accumulated depreciation on rental property		(3,125)	(508)
Net investment in property – China		10,054	1,636

	Investment Date	Investment Amount (RM)	Investment Amount (U.S. Dollars)
Reclassification of rental property – Penang Property I	Dec 31, 2012	681	208
Gross investment in rental property		681	208
Accumulated depreciation on rental property		(302)	(92)
Net investment in property – Malaysia		379	116

The following table presents the Company’s investment in properties in China and Malaysia as of June 30, 2014. The exchange rate is based on the exchange rate as of June 30, 2014 published by the Monetary Authority of Singapore.

	Investment Date	Investment Amount (RMB)	Investment Amount (U.S. Dollars)
Purchase of rental property – Property I - MaoYe	Jan 04, 2008	5,554	904
Purchase of rental property – Property II - JiangHuai	Jan 06, 2010	3,600	586
Purchase of rental property – Property III - Fu Li	Apr 08, 2010	4,025	655
Currency translation		-	(23)
Gross investment in rental property		13,179	2,122
Accumulated depreciation on rental property		(2,961)	(476)
Net investment in property – China		10,218	1,646

	Investment Date	Investment Amount (RM)	Investment Amount (U.S. Dollars)
Reclassification of rental property – Penang Property I	Dec 31, 2012	681	212
Gross investment in rental property		681	212
Accumulated depreciation on rental property		(300)	(93)
Net investment in property – Malaysia		381	119

Rental Property I – Mao Ye

In fiscal year 2008, Trio-Tech (Chongqing) Co. Ltd. (“TTCQ”) purchased an office in Chongqing, China from MaoYe Property Ltd. (“MaoYe”), for a total cash purchase price of RMB 5,554, or approximately $894 based on the exchange rate as of September 30, 2014 published by the Monetary Authority of Singapore. TTCQ rented this property to a third party on July 13, 2008. The term of the rental agreement was five years. The rental agreement was renewed on July 16, 2013 for a further period of five years. The rental agreement provides for a rent increase of 8% every year after July 15, 2015. The renewed agreement expires on July 15, 2018.

Property purchased from MaoYe generated a rental income of $29, for the three months ended September 30, 2014, and $28 for the same period in the last fiscal year.

Rental Property II - JiangHuai

In fiscal year 2010, TTCQ purchased eight units of commercial property in Chongqing, China from Chongqing JiangHuai Real Estate Development Co. Ltd., (“JiangHuai”) for a total purchase price of RMB 3,600, or approximately $580 based on the exchange rate as of September 30, 2014 published by the Monetary Authority of Singapore. TTCQ rented all of these commercial units to a third party until the agreement expired in January 2012. TTCQ then rented three of the eight commercial units to another party during the fourth quarter of fiscal year 2013 under a rental agreement that expired on March 31, 2014. Currently all the units are vacant and TTCQ is actively looking for suitable tenants for renting all the commercial units. TTCQ is yet to receive the title deed for these properties. TTCQ is in the legal process to obtain the title deed which is dependent on JiangHuai completing the entire project.

Property purchased from JiangHuai did not generate any rental income during the three months ended September 30, 2014, while it generated a rental income of $4 for the same period in the last fiscal year.

Other Properties III – Fu Li

In fiscal year 2010, TTCQ entered into a Memorandum Agreement with Chongqing Fu Li Real Estate Development Co. Ltd. (“FuLi”) to purchase two commercial properties totaling 311.99 square meters (“office space”) located in Jiang Bei District Chongqing. The total purchase price committed and paid was RMB 4,025, or approximately $648 based on the exchange rate as of September 30, 2014 published by the Monetary Authority of Singapore.  The development was completed and the property was handed over during April 2012 and the title deed was received during the third quarter of fiscal year 2013.  One of the two rental agreements expired in April 2014 and the other expired in August 2014. For the unit for which the agreement expired in April 2014, a new tenant was identified and a new agreement has been executed, which expires on April 30, 2017. The new agreement carries an increase in rental of 20% in the first year, as compared to the expired rental agreement. Thereafter the rental increases by approximately 10% for the subsequent years until April 2017. For the unit for which the agreement expired in August 2014, a new tenant was identified and a new agreement has been executed, which expires on August 9, 2016. The new agreement carries an increase in rental of approximately 21% in the first year, as compared to the expired rental agreement. Thereafter the rent increases by approximately 6% for the subsequent years until August 2016.

Properties purchased from Fu Li were rented to a third party effective fourth quarter of fiscal year 2012 and generated a rental income of $14 for the three months ended September 30, 2014, and $12 for the same period in the last fiscal year.

Penang Property I

In the fourth quarter of fiscal year 2013, Trio-Tech Malaysia Sdn. Bhd. (“TTM”) determined to sell the factory building in Penang. However, as the government authorities did not approve the transaction, the sale did not take place. Because the market value was increasing during the second quarter of fiscal year 2013, TTM decided to hold the factory building in Penang as an investment rental property.  Hence TTM reclassified the factory building as investment property at the end of the second quarter of fiscal year 2013, which had a net book value of RM 379 or approximately $116. In the first quarter of fiscal year 2015 the depreciation expenses were approximately $1. There were no such depreciation expenses for the same period in the last fiscal year, since the asset was classified as “Assets held for sale.”

Summary

Total rental income for all investment properties in China was $43 for the three months ended September 30, 2014, and was $44 for the same period in the last fiscal year.

Depreciation expenses for all investment properties in China were $27 for the three months ended September 30, 2014 and 2013.

10.   LOANS RECEIVABLE FROM PROPERTY DEVELOPMENT PROJECTS

The following table presents TTCQ’s loan receivable from property development projects in China as of September 30, 2014. The exchange rate is based on the date published by the Monetary Authority of Singapore as on September 30, 2014.

	Loan Expiry Date	Loan Amount (RMB)	Loan Amount (U.S. Dollars)
Short-term loan receivables
JiangHuai (Project – Yu Jin Jiang An)	May 31,2013	2,000	325
Less: allowance for impairment	Dec 31, 2013	(2,000)	(325)
Net short-term loan receivables		-	-

Long-term loan receivables
Jun Zhou Zhi Ye	Oct 31, 2016	5,000	814
Net loan-term loan receivables from property development projects		5,000	814

The following table presents TTCQ’s loan receivable from property development projects in China as of June 30, 2014. The exchange rate is based on the date published by the Monetary Authority of Singapore as on June 30, 2014.

	Loan Expiry Date	Loan Amount (RMB)	Loan Amount (U.S. Dollars)
Short-term loan receivables
JiangHuai (Project – Yu Jin Jiang An)	May 31,2013	2,000	325
Less: allowance for impairment	Dec 31, 2013	(2,000)	(325)
Net short-term loan receivables		-	-

Long-term loan receivables
Jun Zhou Zhi Ye	Oct 31, 2016	5,000	805
Net loan-term loan receivables from property development projects		5,000	805

On November 1, 2010, TTCQ entered into a Memorandum Agreement with JiaSheng Property Development Co. Ltd. (“JiaSheng”) to invest in their property development projects (Project B-48 Phase 2) located in Chongqing City, China. Due to the short-term nature of the investment, the amount was classified as a loan based on ASC Topic 310-10-25 Receivables, amounting to RMB 5,000, or approximately $814 based on the exchange rate as at September 30, 2014 published by the Monetary Authority of Singapore. The amount was unsecured and repayable at the end of the term. The loan was renewed in November 2011 for a period of one year, which expired on October 31, 2012, and was renewed in November 2012 and expired in November 2013. On November 1, 2013 the loan was transferred by JiaSheng to, and is now payable by, Chong Qing Jun Zhou Zhi Ye Co. Ltd. (“Jun Zhou Zhi Ye”) and the transferred agreement expires on October 31, 2016. Hence the loan receivable has been reclassified as a long-term loan receivable. The book value of the loan receivable approximates its fair value. TTCQ recorded other income of $51, based on the average exchange rate for the three months ended September 30, 2014 published by the Monetary Authorities of Singapore, as compared to $49 for the same period in the last year.

On November 1, 2010, TTCQ entered into another Memorandum Agreement with JiangHuai Property Development Co. Ltd. (“JiangHuai”) to invest in their property development projects (Project - Yu Jin Jiang An) located in Chongqing City, China. Due to the short-term nature of the investment, the amount was classified as a loan based on ASC Topic 310-10-25 Receivables, amounting to RMB 2,000, or approximately $325. The amount was secured by the underlying property and repayable at the end of the term. The loan was renewed, but expired on May 31, 2013. TTCQ is in the legal process of recovering the outstanding amount of $325. TTCQ did not generate other income from JiangHuai for both the periods ending three months ended September 30, 2014 and three months ended September 30, 2013. An impairment of $325 was recorded during the second fiscal quarter ended December 31, 2013.

11.  INVESTMENTS

During the second quarter of fiscal year 2011, the Company entered into a joint-venture agreement with JiaSheng to develop real estate projects in China. The Company invested RMB 10,000, or approximately $1,606 based on the exchange rate as of March 31, 2014 published by the Monetary Authority of Singapore, for a 10% interest in the newly formed joint venture, which was incorporated as a limited liability company, Chong Qing Jun Zhou Zhi Ye Co. Ltd. (the “joint venture”), in China. The agreement stipulated that the Company would nominate two of the five members of the Board of Directors of the joint venture and had the ability to assign two members of management to the joint venture.  The agreement also stipulated that the Company would receive a fee of RMB 10,000, or approximately $1,606 based on the exchange rate as of March 31, 2014 published by the Monetary Authority of Singapore, for the services rendered in connection with obtaining priority to bid in certain real estate projects from the local government. Upon signing of the agreement, JiaSheng paid the Company RMB 5,000 in cash, or approximately $803 based on the exchange rate published by the Monetary Authority of Singapore as of March 31, 2014. The remaining RMB 5,000, which was not recorded as a receivable as the Company considered the collectability uncertain, would be paid over 72 months commencing in 36 months from the date of the agreement when the joint venture secured a property development project stated inside the joint venture agreement. The Company considered the RMB 5,000, or approximately $803 based on the exchange rate as of March 31, 2014 published by the Monetary Authority of Singapore, received in cash from JiaSheng, the controlling venturer in the joint venture, as a partial return of the Company’s initial investment of RMB 10,000, or approximately $1,606 based on the exchange rate as of March 31, 2014 published by the Monetary Authority of Singapore. Therefore, the RMB 5,000 received in cash was offset against the initial investment of RMB 10,000, resulting in a net investment of RMB 5,000 as of March 31, 2014. The Company further reduced its investments by RMB 137, or approximately $22, towards the losses from operations incurred by the joint-venture, resulting in a net investment of RMB 4,863, or approximately $781 based on exchange rates published by the Monetary Authority of Singapore as of March 31, 2014.

“Investment” as shown in the balance sheet consists of the cost of an investment in a joint venture in which we have a 10% interest. During the second quarter of fiscal year 2014, TTCQ disposed of its 10% interest in the joint venture. The joint venture had to raise funds for the development of the project. As a joint-venture partner, TTCQ was required to stand guarantee for the funds to be borrowed; considering the amount of borrowing, the risk involved was higher than the investment made and hence TTCQ decided to dispose of the 10% interest in the joint venture investment. On October 2, 2013, TTCQ entered into a share transfer agreement with Zhu Shu. Based on the agreement the purchase price was to be paid by (1) RMB 10,000 worth of commercial property in Chongqing China, or approximately $1,634 based on exchange rates published by the Monetary Authority of Singapore as of October 2, 2013, by non-monetary consideration and (2) the remaining RMB 8,000, or approximately $1,307 based on exchange rates published by the Monetary Authority of Singapore as of October 2, 2013, by cash consideration. The consideration consists of (1) commercial units measuring 668 square meters to be delivered in June 2016 and (2) sixteen quarterly equal installments of RMB 500 per quarter commencing from January 2014. Based on ASC Topic 845 Non-monetary Consideration, the Company deferred the recognition of the gain on disposal of the 10% interest in joint venture investment until such time that the consideration is paid, so that the gain can be ascertained. The recorded value of the disposed investment amounting to $783, based on exchange rates published by the Monetary Authority of Singapore as of June 30, 2014, is classified as “other assets” under non-current assets, because it is considered a down payment for the purchase of the commercial property in Chongqing. The first installment amount of RMB 500 was due in January 2014 and was outstanding as at March 31, 2014. The second and third installment amounts of RMB 500 each were due in April 2014 and July 2014. During May 2014, TTCQ had received RMB 100. As at the date of this 10-Q report the remaining amounts are still outstanding.

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

13.   BUSINESS SEGMENTS

In fiscal year 2015, the Company operates in four segments; the testing service industry (which performs structural and electronic tests of semiconductor devices), the designing and manufacturing of equipment (which equipment tests the structural integrity of integrated circuits and other products), distribution of various products from other manufacturers in Singapore and Southeast Asia and the real estate segment in China.

The real estate segment recorded other income of $51 and $49, for the first quarter of fiscal year 2015 and fiscal year 2014, respectively, based on the average exchange rate for the respective periods published by the Monetary Authority of Singapore. Due to the short-term nature of the investment, the amount was classified as a loan receivable based on ASC Topic 310-10-25 Receivables, hence the investment income was also classified under other income, which is not part of the below table.

The revenue allocated to individual countries was based on where the customers were located. The allocation of the cost of equipment, the current year investment in new equipment and depreciation expense have been made on the basis of the primary purpose for which the equipment was acquired.

All inter-segment revenue was from the manufacturing segment to the testing and distribution segments. Total inter-segment revenue was $45 for the three months ending September 30, 2014, as compared to $255 for the same period in the last fiscal year.  Corporate assets mainly consisted of cash and prepaid expenses. Corporate expenses mainly consisted of stock option expenses, salaries, insurance, professional expenses and directors' fees. Corporate expenses are allocated to the four segments. The following segment information table includes segment operating (loss) / income after including the corporate expenses allocated to the segments, which gets eliminated in the consolidation.

The following segment information is un-audited for the three months ended September 30, 2014 and September 30, 2013:

Business Segment Information:
	Three Months Ended Sept. 30,	Net Revenue	Operating (Loss) Income	Total Assets	Depr. And Amort.	Capital Expenditures
Manufacturing	2014	$3,047	$(618)	$10,437	$27	$17
	2013	4,201	(127)	11,869	39	130

Testing Services	2014	4,618	576	18,471	569	444
	2013	4,048	102	18,149	536	354

Distribution	2014	385	(36)	494	-	6
	2013	1,204	192	678	-	-

Real Estate	2014	43	(48)	3,807	27	-
	2013	44	(23)	4,134	27	-

Fabrication	2014	-	-	51	-	-
Services *	2013	-	-	126	-	-

Corporate &	2014	-	(8)	75	-	-
Unallocated	2013	-	(157)	79	-	-

Total Company	2014	$8,093	$(134)	$33,335	$623	$467
	2013	$9,497	$(13)	$35,035	$602	$484

* Fabrication Services is a discontinued operation (Note 19).

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

15.   BANK LOANS PAYABLE

Bank loans payable consisted of the following:
	Sept. 30, 2014 (Unaudited)	June 30, 2014
Note payable denominated in Malaysian ringgit to a commercial bank for infrastructure investment, maturing in August 2024, bearing interest at the bank’s prime rate (4.6% and 5.1% at September 30, 2014) per annum, with monthly payments of principal plus interest through August 2024, collateralized by the acquired building with a carrying value of $3,804.	2,692	2,786

Note payable denominated in U.S., dollars to a financial institution for working capital plans in Singapore and its subsidiaries, maturing in December 2014, bearing interest at the bank’s prime rate plus 1.50% (4.75% at September 30, 2014) with monthly payments of principal plus interest through December 2014. This note payable is secured by plant and equipment with a carrying value of $429.	104	260

Current portion	(292)	(448)
Long term portion of bank loans payable	$2,504	$2,598

Future minimum payments (excluding interest) as at September 30, 2014 and June 30, 2014 were as follows:

2015	$292	$448
2016	197	198
2017	208	209
2018	219	220
2019	230	138
Thereafter	1,650	1,833
Total obligations and commitments	$2,796	$3,046

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

The Company’s credit rating provides it with readily and adequate access to funds in global markets. As of September 30, 2014, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with Facility	Type of Facility	Interest Rate	Expiration Date	Credit Limitation	Unused Credit
Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	With interest rates ranging from 1.88% to 8.06%	--	$8,905	$5,857

The Company’s credit rating provides it with readily and adequate access to funds in global markets. As of June 30, 2014, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with Facility	Type of Facility	Interest Rate	Expiration Date	Credit Limitation	Unused Credit
Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	With interest rates ranging from 1.77% to 6.04%	--	$9,073	$5,306

17.   COMMITMENTS AND CONTINGENCIES

Trio-Tech (Malaysia) Sdn. Bhd. has expansion plans to meet the growing demands of a major customer in Malaysia, as the existing facility is inadequate to meet the demands of that customer.  The Company has capital commitments for the purchase of equipment and other related infrastructure costs amounting to RM 128, or approximately $39 based on the exchange rate as on September 30, 2014 published by the Monetary Authority of Singapore, in the Malaysia operations.

Trio-Tech (Tianjin) Co. Ltd. in China has capital commitments for the purchase of equipment and other related infrastructure costs amounting to RMB 259, or approximately $42, based on the exchange rate as on September 30, 2014 published by the Monetary Authority of Singapore.

Trio-Tech International Pte. Ltd. in Singapore has capital commitments for the purchase of equipment and other related infrastructure costs amounting to SGD 100, or approximately $79, based on the exchange rate as on September 30, 2014 published by the Monetary Authority of Singapore.

18. OTHER INCOME

Other income consisted of the following:

	For the Quarter Ended September 30,
	2014	2013
Investment income deemed interest income	$51	49
Interest income	3	3
Other rental income	26	51
Exchange (loss) / gain	(10)	38
Usage of inventory previously provided for obsolescence	-	17
Allowance for doubtful deemed interest receivables	(51)	-
Other miscellaneous income	27	6
Total	$46	$164

Other income included $51 and $49 from investment income which was deemed to be interest income since the investment was deemed and classified as a loan based on ASC Topic 310-10-25 Receivables, for the first quarter of fiscal year 2015 and fiscal year 2014, respectively.

19.   DISCONTINUED OPERATION AND CORRESPONDING RESTRUCTURING PLAN

The Company’s Indonesia operation and the Indonesia operation’s immediate holding company, which comprise the fabrication services segment, suffered continued operating losses in the past four fiscal years, and the cash flow was minimal for the past four years.  The Company established a restructuring plan to close the fabrication services operation, and in accordance with ASC Topic 205-20, Presentation of Financial Statement Discontinued Operations (“ASC Topic 250-20”), the Company presented the operation results from fabrication services as a discontinued operation, as the Company believed that no continued cash flow would be generated by the discontinued component and that the Company would have no significant continuing involvement in the operations of the discontinued component. In accordance with the restructuring plan, the Company is negotiating with its suppliers to settle the outstanding balance of accounts payable of $53 and there is no accounts receivable since all the amounts due have been collected.The Company’s fabrication operation in Indonesia is in the process of commencing winding down the operations.

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

The discontinued operations in Shanghai and in Indonesia, did not incur general and administrative expenses for the quarter ended September 30, 2014, and incurred general and administrative expenses and selling expenses of $4 for the same period in the last fiscal year. The Company anticipates that it may incur additional costs and expenses at the time of winding down the business of the subsidiary through which the facilities operated.

Loss from discontinued operations for the quarter ended September 30, 2014 and 2013 was as follows:

	For the Quarter Ended September 30,
	2014	2013
Revenue	$-	$-
Cost of sales	-	(3)
Gross loss	-	(3)
Operating expenses
General and administrative	-	(4)
Selling	-	-
Impairment loss of property, plant and equipment	-	-
Total	-	(4)
Loss from discontinued operation	-	(7)
Other income / (charges)	26	(35)
Net income / (loss) from discontinued operation	26	(42)
Less: net income / (loss) attributable to the non-controlling interest	12	(19)
Income/ (loss) from discontinued operation, net of tax	$14	(23)

The Company does not provide a separate cash flow statement for the discontinued operation, as the impact of this discontinued operation was immaterial.

20.  ACCRUED EXPENSES

Accrued expenses consisted of the following:
	For the Quarter Ended September 30,
	2014	2013
Payroll and related costs	$1,166	$1,096
Commissions	32	47
Customer deposits	84	79
Legal and audit	205	177
Sales tax	109	120
Utilities	146	156
Warranty	55	60
Accrued purchase of materials and fixed assets	396	358
Provision for re-instatement	408	367
Other accrued expenses	135	602
Currency translation effect	(51)	(16)
Total	$2,685	$3,046

21.   OTHER ASSETS

Other assets consisted of the following:

	For the Quarter Ended September 30,
	2014	2013
Down-payment for purchase of fixed assets	$1,150	$1,103
Deposits for rental and utilities	150	158
Others	6	2
Total	$1,306	$1,263

22.   SUBSEQUENT EVENT

Subsequent to September 30, 2014, TTCQ and Jun Zhou Zhi Ye entered into a memorandum of understanding on October 14, 2014. Based on the memorandum of understanding, both parties have agreed to register a sales and purchase agreement upon Jun Zhou Zhi Ye obtaining the license to sell the properties of the commercial property (the Singapore Themed Resort Project), located in Chongqing China. The proposed agreement is for the sale of shop lots with a total area of 1,484.55 square meters as consideration for all the outstanding amounts owed to TTCQ by Jun Zhou Zhi Ye, with the exception of RMB 2,000 or approximately $326, which will be paid in cash, as follows:

a)	Long term loan receivable RMB 5,000, or approximately $814, as disclosed in Note 10, plus the unrecognized interest receivable on long term loan receivable of RMB 1,250;
b)	Commercial units measuring 668 square meters, as disclosed in Note 11; and
c)	RMB 5,900 for the part of the unrecognized cash consideration of RMB 8,000 relating to the disposal of joint venture, as disclosed in Note 11.

The shop lots are to be delivered to TTCQ upon completion of the construction of the shop lots in the Singapore Themed Resort Project, which is expected to be no later than December 31, 2016.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Overview

The following should be read in conjunction with the condensed consolidated financial statements and notes in Item I above and with the audited consolidated financial statements and notes, the information under the headings “Risk Factors” and “Management’s discussion and analysis of financial condition and results of operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

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

TTI generated approximately 99.5% of its revenue from its three core business segments in the test and measurement industry, i.e. manufacturing of test equipment, testing services and distribution of test equipment during the three months ended September 30, 2014. To reduce our risks associated with sole industry focus and customer concentration, the Company expanded its business into real estate businesses in 2007.

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

Real Estate

Beginning in 2007, TTI invested in real property in Chongqing, China, which has generated investment income from the rental revenue from real estate we purchased in Chongqing, China and investment returns from the deemed loan receivables which are classified as other income. The rental income is generated from the rental properties in MaoYe, JiangHuai and FuLi in Chongqing China. The investment, which is deemed a loan receivable, generates investment returns from the two investments amounting to RMB 7 million in JiaSheng and JiangHuai.

SUBSEQUENT EVENT

Subsequent to September 30, 2014, TTCQ and Jun Zhou Zhi Ye entered into a memorandum of understanding on October 14, 2014. Based on the memorandum of understanding, both parties have agreed to register a sales and purchase agreement upon Jun Zhou Zhi Ye obtaining the license to sell the properties of the commercial property (the Singapore Themed Resort Project), located in Chongqing China. The proposed agreement is for the sale of shop lots with a total area of 1,484.55 square meters as consideration for all the outstanding amounts owed to TTCQ by Jun Zhou Zhi Ye, with the exception of RMB 2,000 or approximately $326, which will be paid in cash, as follows:

a)	Long term loan receivable RMB 5,000, or approximately $814, as disclosed in Note 10, plus the unrecognized interest receivable on long term loan receivable of RMB 1,250;
b)	Commercial units measuring 668 square meters, as disclosed in Note 11; and
c)	RMB 5,900 for the part of the unrecognized cash consideration of RMB 8,000 relating to the disposal of joint venture, as disclosed in Note 11.

The shop lots are to be delivered to TTCQ upon completion of the construction of the shop lots in the Singapore Themed Resort Project, which is expected to be no later than December 31, 2016.

First Quarter Fiscal Year 2015 Highlights

•	Total revenue decreased by $1,404, or 14.8%, to $8,093 in the first quarter of fiscal year 2015, compared to $9,497 for the same period in fiscal year 2014.
•	Manufacturing segment revenue decreased by $1,154, or 27.5%, to $3,047 for the first quarter of fiscal year 2015, compared to $4,201 for the same period in fiscal year 2014.
•	Testing segment revenue increased by $570, or 14.1%, to $4,618 for the first quarter of fiscal year 2015, compared to $4,048 for the same period in fiscal year 2014.
•	Distribution segment revenue decreased by $819, or 68.0%, to $385 for the first quarter of fiscal year 2015, compared to $1,204 for the same period in fiscal year 2014.
•	Real estate segment revenue decreased by $1, or 2.3%, to $43 for the first quarter of fiscal year 2015, compared to $44 for the same period in fiscal year 2014.
•	The overall gross profit margins increased by 0.2% to 22.2% for the first quarter of fiscal year 2015, from 22.0% for the same period in fiscal year 2014.
•	Loss from operations increased by $121 to $134 for the first quarter of fiscal year 2015, compared to $13 for the same period in fiscal year 2014.
•	General and administrative expenses decreased by $96, or 5.2%, to $1,738 for the first quarter of fiscal year 2015, from $1,834 for the same period in fiscal year 2014.
•	Stock option expenses decreased by $105 to $9 for the first quarter of fiscal year 2015, compared to $114 for the same period in fiscal year 2014.
•	Selling expenses decreased by $74, or 36.1%, to $131 for the first quarter of fiscal year 2015, from $205 for the same period in fiscal year 2014.
•
During the first quarter of fiscal year 2015, loss from continuing operations before non-controlling interest, net of tax was $106, as compared to an income of $126 for the same period in fiscal year 2014.

•	During the first quarter of fiscal year 2015, income from discontinuing operations net of tax was $26, as compared to a loss of $42 for the same period in fiscal year 2014.
•	Loss per share for the first quarter of fiscal year 2015 was $0.04, as compared to a loss per share of $0.01 for the same period in last fiscal year.
•	Total Assets decreased by $1,255, or 3.6%, to $33,335 as of September 30, 2014 compared to $34,590 as of June 30, 2014.
•	Total Liabilities decreased by $1,344, or 9.8%, to $12,413 as of September 30, 2014 compared to $13,757 as of June 30, 2014.

Results of Operations and Business Outlook

The following table sets forth our revenue components for the three months ended September 30, 2014 and 2013, respectively.

Revenue Components	Three Months Ended September 30,
	2014	2013
Revenue:
Manufacturing	37.6%	44.2%
Testing Services	57.1	42.6
Distribution	4.8	12.7
Real Estate	0.5	0.5

Total	100.0%	100.0%

Revenue for the three months ended September 30, 2014 was $8,093, down from $9,497, a decrease of $1,404 when compared to the revenue for the same period of the prior fiscal year. As a percentage, revenue decreased by 14.8% for the three months ended September 30, 2014 when compared to total revenue for the same period of the prior year.

For the three months ended September 30, 2014, the decrease in revenue was primarily due to a decrease in revenue in the manufacturing segment and distribution segment, which was partially offset by an increase in revenue from the testing segment. In the manufacturing segment, revenue decreased in our U.S. and Singapore operations. Our testing segment revenue decreased in our Singapore operations, in our Malaysia operations and in our Suzhou operations in China, which was partially offset by an increase from our Tianjin operations in China and in our Thailand operations.

Total revenue into and within China, the Southeast Asia regions and other countries (except revenue into and within the United States) decreased by $1,254, or 13.6%, to $7,964 for the three months ended September 30, 2014, as compared with $9,218 for the same period of last fiscal year.  The decrease was mainly due to a decrease in manufacturing and distribution segments in our Singapore operations and testing and distribution segments in our Suzhou operations in China, which was partially offset by an increase in the testing segment in our Tianjin operations in China and in our Thailand operations.

Total revenue into and within the United States was $129 for the three months ended September 30, 2014, a decrease of $150 from $279 for the same period of the prior year. The decrease in the three months result was mainly due to a postponement of the shipment of orders at the request of a customer and a decrease in orders in our manufacturing segment from our customers in the U.S. market in the first quarter of fiscal year 2015 as compared to the same period in fiscal year 2014.

Revenue within our four current segments for the three months ended September 30, 2014 is discussed below. Because the fabrication segment was considered as discontinued operations in the fourth quarter of fiscal year 2013, there is no discussion below regarding such prior segment.

Manufacturing Segment

Revenue in the manufacturing segment as a percentage of total revenue was 37.6% for the three months ended September 30, 2014, a decrease of 6.6% of total revenue when compared to 44.2% in the same period of the last fiscal year.  The absolute amount of revenue decreased by $1,154 to $3,047 for the three months ended September 30, 2014, compared to $4,201 for the same period of the last fiscal year.

Revenue in the manufacturing segment for the three months ended September 30, 2014 decreased primarily due to postponement of order deliveries as requested by a customers in the Singapore operations and a customer in the U.S. operations and also due to decrease in capital spending by our other customers for equipment used for their facilities compared to the same period of last fiscal year. The revenue in the manufacturing segment from this major customer accounted for 70.7% and 52.3% of our total revenue in the manufacturing segment for the three months ended September 30, 2014 and 2013, respectively.

The future revenue in our manufacturing segment will be significantly affected by the purchase and capital expenditure plans of this major customer if the customer base cannot be increased.

Testing Services Segment

Revenue in the testing segment as a percentage of total revenue was 57.1% for the three months ended September 30, 2014, an increase of 14.5% of total revenue when compared to 42.6% for the same period of the last fiscal year.  The absolute amount of revenue increased by $570 to $4,618 for the three months ended September 30, 2014, as compared to $4,048 for the same period of the last fiscal year.

Revenue in the testing segment for the three months ended September 30, 2014 increased primarily due to an increase in testing volume in our Tianjin, China operations and our Thailand operations, but was partially offset by a decrease in testing volume in our Singapore and Suzhou, China operations. Though our Malaysia operations had an increase in testing volume, the increase was from lower priced products, resulting in the decrease in absolute dollar sales. The decrease in testing volume in our Singapore operations was mainly caused by our customers’ reducing their orders due to the decrease in demand for their products.

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

Distribution Segment

Revenue in the distribution segment accounted for 4.8% of total revenue for the three months ended September 30, 2014, a decrease of 7.9% when compared to 12.7% for the same period of the last fiscal year.  The absolute amount of revenue decreased by $819 to $385 for the three months ended September 30, 2014, compared to $1,204 for the same period of the last fiscal year.

Revenue in the distribution segment for the three months ended September 30, 2014 decreased primarily due to a request from a customer to delay the delivery of equipment and by the decrease in orders from our customers as the demand for their products decreased.

Demand for the distribution segment varies depending on the demand for our customers’ products, the changes taking place in the market and our customers’ forecasts.  Hence it is difficult to accurately forecast fluctuations in the market.

Real Estate Segment

The real estate segment accounted for 0.5% of total revenue for both the three months ended September 30, 2014, and for the same period of the last fiscal year. The absolute amount of revenue in the real estate segment decreased by $1 to $43 for the three months ended September 30, 2014, compared to $44 for the same period of the last fiscal year. The decrease in revenue in the real estate segment for the three months ended September 30, 2014 was mainly due to foreign exchange fluctuation.

The revenue in the real estate segment is described below.

The two main revenue components for the real estate segment were investment income and rental income.

No investment income was recorded as “revenue” for the three months ended September 30, 2014 and 2013. Income of $51 and $49 for each of the three months ended September 30, 2014 and 2013 respectively, was generated from certain of our property development investments which were reclassified to loan receivables commencing in the third quarter of fiscal 2011 in accordance with ASC Topic 310-10-25 Receivables. Such income is included in “Other Income.”

Rental income for the three months ended September 30, 2014 was $43, as compared to $44 for the same period of the last fiscal year. The decrease of $1 was primarily due to foreign exchange fluctuation.

“Investment” as shown in the balance sheet consisted of the cost of an investment in a joint venture in which we have a 10% interest. During the second quarter of fiscal year 2014, TTCQ disposed of its 10% interest in the joint venture. The joint venture had to raise funds for the development of the project. As a joint-venture partner, TTCQ was required to stand guarantee for the funds to be borrowed; considering the amount of borrowing, the risk involved was higher than the investment made and hence TTCQ decided to dispose of the 10% interest in the joint venture investment. On October 2, 2013, TTCQ entered into a share transfer agreement with Zhu Shu. Based on the agreement the purchase price was to be paid by (1) RMB 10,000, or approximately $1,634 based on exchange rates published by the Monetary Authority of Singapore as of October 2, 2013, by non-monetary consideration and (2) the remaining RMB 8,000, or approximately $1,307 based on exchange rates published by the Monetary Authority of Singapore as of October 2, 2013, by cash consideration. The consideration consists of (1) commercial units measuring 668 square meters to be delivered in June 2016 and (2) sixteen quarterly equal installments of RMB 500 per quarter commencing from January 2014. Based on ASC Topic 845 Non-monetary Consideration, the Company deferred the recognition of the gain on disposal of the 10% interest in joint venture investment until such time that the consideration is paid, so that the gain can be ascertained. The recorded value of the disposed investment amounting to $783, based on exchange rates published by the Monetary Authority of Singapore as of June 30, 2014, is classified as “other assets” under non-current assets, because it is considered a down payment for the purchase of the commercial property in Chongqing. The first installment amount of RMB 500 was due in January 2014. The second installment amount of RMB 500 was due in April 2014. As at May 14, 2014, TTCQ had received RMB 100. As at the date of this 10-Q report the remaining amounts are still outstanding.

Uncertainties and Remedies

There are several influencing factors which create uncertainties when forecasting performance, such as the ever-changing nature of technology, specific requirements from the customer and decline in demand for certain types of burn-in devices or equipment, decline in demand for testing services and fabrication services, and other similar factors. One factor that influences uncertainty is the highly competitive nature of the semiconductor industry. Another is that some customers are unable to provide a forecast of the products required in the upcoming weeks; hence it is difficult to plan for the resources needed to meet these customers’ requirements due to short lead time and last minute order confirmation. This will normally result in a lower margin for these products, as it is more expensive to purchase materials in a short time frame.  However, the Company has taken certain actions and formulated certain plans to deal with and to help mitigate these unpredictable factors.  For example, in order to meet manufacturing customers’ demands upon short notice, the Company maintains higher inventories, but continues to work closely with its customers to avoid stock piling.  We have also been improving customer service from staff by keeping our staff up to date on the newest technology and stressing the importance of understanding and meeting the stringent requirements of our customers.  Finally, the Company is exploring new markets and products, looking for new customers, and upgrading and improving burn-in technology while at the same time searching for improved testing methods of higher technology chips.

There are several influencing factors which create uncertainties when forecasting performance of our real estate segment, such as obtaining the rights by the joint venture to develop the real estate projects in China, inflation in China, currency fluctuations and devaluation, changes in Chinese laws, regulations, or their interpretation.

Comparison of the First Quarter Ended September 30, 2014 and September 30, 2013

The following table sets forth certain consolidated statements of income data as a percentage of revenue for the first quarter of fiscal years 2015 and 2014, respectively:

	Three Months Ended September 30,
	2014	2013
Revenue	100.0%	100.0%
Cost of sales	77.8	78.0
Gross Margin	22.2%	22.0%
Operating expenses
General and administrative	21.5%	19.3%
Selling	1.6	2.2
Research and development	0.6	0.5
Impairment loss of property, plant and equipment	0.2	0.0
Gain on disposal of property, plant and equipment	0.0	0.1
Total operating expenses	23.9%	22.1%
Loss from Operations	(1.7)%	(0.1)%

Overall Gross Margin

Overall gross margin as a percentage of revenue increased by 0.2% to 22.2% for the three months ended September 30, 2014, from 22.0% for the same period of the last fiscal year, primarily due to an increase in the gross profit margin in the testing segment. The increase was partially offset by a decrease in gross profit margin in the manufacturing, distribution and real estate segments.

Gross profit margin as a percentage of revenue in the manufacturing segment decreased by 13.2% to 5.7% for the three months ended September 30, 2014, from 18.9% in the same period of the last fiscal year. The decrease of gross profit margin was primarily due to a decrease in revenue. The decrease in revenue was lower than the decrease in cost, resulting in the decrease in gross margin. The decrease in revenue was $1,154, which was $621 higher than the decrease in cost of $533 as compared with the same period in last fiscal year. The decrease in revenue in our Singapore operation was primarily due to the decrease in orders from one major customer, as discussed above. In absolute dollar amounts, gross profits in the manufacturing segment decreased by $621 to $174 for the three months ended September 30, 2014, from $795 for the same period of the last fiscal year.

Gross profit margin as a percentage of revenue in the testing segment increased by 8.7% to 34.0% for the three months ended September 30, 2014, from 25.3% in the same period of the last fiscal year.   The increase was primarily due to an increase in testing volume in our Tianjin operations in China and in our Thailand operations. Though the volume in our Malaysia operations increased, it was in a lower margin product, which resulted in a decrease in revenue. Significant portions of our cost of goods sold are fixed in the testing segment.  Thus, as the demand of services and factory utilization decrease, the fixed costs are spread over the increased output, which increases the gross profit margin. In absolute dollar amounts, gross profit in the testing segment increased by $546 to $1,569 for the three months ended September 30, 2014 from $1,023 for the same period of the last fiscal year.

The gross profit margin of the distribution segment is not only affected by the market price of the products we distribute, but also the mix of products we distribute, which changes frequently as a result of changes in market demand. Gross profit margin as a percentage of revenue in the distribution segment decreased by 10.2% to 11.7% for the three months ended September 30, 2014, from 21.9% in the same period of the last fiscal year. The decrease in gross margin was due to the change in product mix, as this segment had less sales of products with a higher profit margin as compared to the same period of last fiscal year. In terms of absolute dollar amounts, gross profit in the distribution segment for the three months ended September 30, 2014 was $45 as compared to $264 in the same period of the last fiscal year.

Gross profit margin as a percentage of revenue in the real estate segment was 20.9% for the three months ended September 30, 2014, an increase of 0.4% as compared to 20.5% in the same period of the last fiscal year. In absolute dollar amounts, gross profit in the real estate segment was $9 for the three months ended September 30, 2014 and 2013.  The decrease in the gross profit margin as a percentage of revenue was due to a lower increase in revenue than in cost. The increase in cost was due to an increase in travel expenses in the first quarter of fiscal year 2015 as compared to the same period of the last fiscal year in the real estate segment.

Operating Expenses

Operating expenses for the first quarter of fiscal years 2015 and 2014 were as follows:

	Three Months Ended September 30,
(Unaudited)	2014	2013
General and administrative	$1,738	$1,834
Selling	131	205
Research and development	47	52
Impairment loss of property, plant and equipment	15	-
Loss on disposal of property, plant and equipment	-	13
Total	$1,931	$2,104

General and administrative expenses decreased by $96, or 5.2%, from $1,834 to $1,738 for the three months ended September 30, 2014 compared to the same period of last fiscal year. The decrease in general and administrative expenses was mainly attributable to the decrease in stock option expenses in Corporate amounting to $105. This was offset by an increase in expenses, such as salary and staff related expenses, in the China testing operation, which was caused by the increase in scale of operations.

Selling expenses decreased by $74, or 36.1%, for the three months ended September 30, 2014, from $205 to $131 compared to the same period of the last fiscal year. The decrease was mainly due to a decrease in commission expenses in the distribution and manufacturing segment of our Singapore operations as a result of a decrease in commissionable revenue.

Loss from Operations

Loss from operations was $134 for the three months ended September 30, 2014 as compared to a loss from operations of $13 for the three months ended September 30, 2013. The deterioration was mainly due to the decrease in sales by $1,404 and partially offset by the decrease in operating expenses by $173.

Interest Expense

Interest expense for the three months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,
(Unaudited)	2014	2013
Interest expenses	$64	$68

Interest expense decreased by $4 to $64 for the three months ended September 30, 2014, primarily due to repayment of the bank loan payables and the capital lease in the Singapore and Malaysia operations. We are trying to keep our debt at a minimum in order to save financing costs.  As of September 30, 2014, the Company had an unused line of credit of $5,857.

Income Tax (Expenses) / Benefit

Income tax benefit for the three months ended September 30, 2014 was $46 as compared to income tax benefit of $43 for the same period in the last fiscal year. The increase in income tax benefit was mainly due to the deferred tax for the timing difference recorded by the Singapore operations, which was partially offset by the tax expenses in the China and Thailand operations for the three months ended September 30, 2014 as compared to the same period in the last fiscal year.

Income / Loss from Discontinued Operations, net of tax

Income from discontinued operations, net of tax was $26 for the three months ended September 30, 2014, and a loss of $42 for the same period in last fiscal year.

Non-controlling Interest

As of September 30, 2014, we held a 55% interest in Trio-Tech (Malaysia) Sdn. Bhd., Trio-Tech (Kuala Lumpur) Sdn. Bhd., SHI International Pte. Ltd., and PT. SHI Indonesia. We also held a 76% interest in Prestal Enterprise Sdn. Bhd. The share of net income from the subsidiaries by the non-controlling interest for the three months ended September 30, 2014 was $56, a decrease of $45 compared to the share of net income of $101 for the same period of the previous fiscal year.  The decrease in the net income of the non-controlling interest in the subsidiaries was attributable to the decrease in net income generated by the Malaysia testing operations as compared to the same period in the previous fiscal year.

Net Loss

Net loss for the three months ended September 30, 2014 was $136 as compared to $17 for the same period last fiscal year.

Loss per Share

Basic and diluted loss per share from continuing operations was $0.04 for the three months ended September 30, 2014 as compared to nil for the same period in the last fiscal year. Basic and diluted loss per share from discontinued operations was nil for the three months ended September 30, 2014, as compared to a loss per share of $0.01 for the same period in the last fiscal year.

Segment Information

The revenue, gross margin and income from each segment for the first quarter each of fiscal year 2015 and fiscal year 2014 are presented below. As the revenue and gross margin for each segment have been discussed in the previous section, only the comparison of income from operations is discussed below.

Manufacturing Segment

The revenue, gross margin and loss from operations for the manufacturing segment for the three months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,
(Unaudited)	2014	2013
Revenue	$3,047	$4,201
Gross margin	5.7%	18.9%
Loss from operations	$(618)	$(127)

Loss from operations from the manufacturing segment increased by $491 to $618 for the three months ended September 30, 2014 from $127 in the same period of the last fiscal year, primarily due to a decrease in revenue partially offset by a decrease in the cost of sales, resulting in a decrease in gross profit by $621, as discussed earlier. Operating expenses for the manufacturing segment were $792 and $922 for the three months ended September 30, 2014 and 2013, respectively. The decrease in operating expenses of $130 for the three months ended September 30, 2014 was mainly due to lower commission expenses as the commissionable sales decreased.

Testing Segment

The revenue, gross margin and loss from operations for the testing segment for the three months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,
(Unaudited)	2014	2013
Revenue	$4,618	$4,048
Gross margin	34.0%	25.3%
Income from operations	$576	$102

Income from operations in the testing segment for the three months ended September 30, 2014 was $576, an increase of $474 compared to $102 in the same period of the last fiscal year. The increase in operating income was attributable to an increase in revenue and an increase in gross margin, as discussed earlier. Gross profit increased by $546 and operating expenses increased by $72. Operating expenses were $993 and $921 for the three months ended September 30, 2014 and 2013, respectively. The increase in operating expenses was mainly attributable to an increase in payroll related expenses in the Singapore, Thailand and China operations. Tianjin, China operations expanded its capacity to meet the growing demand, which resulted in the increase in operating expenses.

Distribution Segment

The revenue, gross margin and income from operations for the distribution segment for the three months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,
(Unaudited)	2014	2013
Revenue	$385	$1,204
Gross margin	11.7%	21.9%
(Loss) / Income from operations	$(36)	$192

Losses from operations were $36 for the three months ended September 30, 2014 as compared to an income from operations of $192 for the same period of last year. The change was caused mainly by the decrease in revenue and a decrease in absolute dollar gross profit, as discussed earlier. Gross profit decreased by $219, and the operating expenses increased by $9. Operating expenses were $81 and $72 for the three months ended September 30, 2014 and 2013, respectively. The increase in operating expenses was mainly due to an increase in travelling expenses as compared to the same period in the last fiscal year.

Real Estate Segment

The revenue, gross margin and loss from operations for the real estate segment for the three months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,
(Unaudited)	2014	2013
Revenue	$43	$44
Gross margin	20.9%	20.5%
Loss from operations	$(48)	$(23)

Loss from operations in the real estate segment for the three months ended September 30, 2014 was $48, an increase of $25 compared to a loss of $23 for the same period of the last fiscal year.  The increase in operating loss was mainly due to an increase in allowance for doubtful receivables and legal expenses. Revenue and gross margin did not change significantly, however the operating expenses increased by $25. The operating expenses were $57 and $32 for the three months ended September 30, 2014 and 2013, respectively. The increase in operating expenses was mainly due to an increase in legal expenses and an increase in allowance for doubtful receivables as compared to the same period in the last fiscal year.

Corporate

The loss from operations for Corporate for the three months ended September 30, 2014 and 2013 was as follows:

	Three Months Ended September 30,
(Unaudited)	2014	2013
Loss from operations	$(8)	$(157)

Corporate operating losses were $8 for the three months ended September 30, 2014, a decrease of $149, from an operating loss of $157 in the same period of the last fiscal year.  The decrease in operating losses was mainly due to stock option expenses and travel expenses. There were no stock options granted in the first quarter of fiscal year 2015 as compared to the 75,000 options granted during the same period in last fiscal year. The stock option expenses for the first quarter of fiscal year 2015 was $9, a decrease of $105 as compared to $114 for the same period in the last fiscal year.

Financial Condition

During the three months ended September 30, 2014 total assets decreased by $1,255 from $34,590 as at June 30, 2014 to $33,335 as at September 30, 2014. The decrease in total assets was primarily due to a decrease in cash and cash equivalents, trade accounts receivable, investment properties in China, property, plant and equipment and restricted term deposits, but was partially offset by an increase in other receivables, inventories, prepaid expenses and other assets.

Cash and cash equivalents were $2,157 as at September 30, 2014, reflecting a decrease of $781 from $2,938 as at June 30, 2014, primarily due to payment of lines of credit and bank loans payable.

At September 30, 2014, the trade accounts receivable balance decreased by $775 to $7,850, from $8,625 as at June 30, 2014, primarily due to an improvement in the collection and the decrease in revenue in the Singapore manufacturing and distribution operations, and the Malaysia test operations for the first three months of fiscal year 2015 as compared to the revenue in the fourth quarter of last fiscal year. The number of days’ sales outstanding in accounts receivables was 96 days at the end of the first quarter of fiscal year 2015 compared to 87 days in fiscal year 2014. The increase in days’ sales outstanding in accounts receivable was primarily due to a decrease in receivables lower than the decrease in revenue in the first three months period in fiscal year 2015 as compared to the last fiscal year.

At September 30, 2014 other receivables were $413, reflecting an increase of $102 from $311 as at June 30, 2014. The increase was primarily due to the increase in advance payment to suppliers in our Singapore and Tianjin operations and the decrease in goods and services taxes claimable as the sales during the three months ended September 30, 2014 were higher than the purchases during the same period.

Inventory at September 30, 2014 was $1,494, an increase of $388, or 35.1%, compared to $1,106 as at June 30, 2014. The increase in inventory was mainly due to an increase in raw material and work in progress as a result of increased procurement in the first quarter by the Singapore operation as compared to the fourth quarter of fiscal year 2014. The number of days’ inventory held at the end of the first quarter of fiscal year 2015 was 74 days as compared to 66 days in fiscal year 2014.  The higher days' inventory on hand was due to a decrease in usage of the inventory by the Singapore operations and the U.S. operations in the first quarter of fiscal year 2015 as compared to the usage in the last fiscal year. The decrease in usage was due to decrease in revenue during this period as discussed earlier.

Prepaid expenses were $260 as at September 30, 2014 compared to $205 as at June 30, 2014. The increase of $55 was primarily due to prepayment for insurance by the Singapore and U.S. operations.

Investment properties in China and Malaysia at September 30, 2014 were $1,752, a decrease of $13 from $1,765 as at June 30, 2014.  The decrease was primarily due to depreciation charged and by the foreign exchange fluctuations for the three months ended September 30, 2014.

Property, plant and equipment decreased by $215 from $13,541 as at June 30, 2014, to $13,326 as at September 30, 2014, mainly due to depreciation charges of $623, which were higher than the capital expenditures of $467 incurred mainly in the Malaysia and Singapore operations and in Tianjin and Suzhou operations in the China operations, and the foreign currency exchange difference between the functional currency dollars and U.S. dollars for the three months ended September 30, 2014.

Other assets as at September 30, 2014 increased by $43 to $1,306, compared to $1,263 as at June 30, 2014.  The increase in other assets was primarily due to a down payment for fixed assets by the Tianjin and Malaysia operations during the three months ended September 30, 2014.

Restricted cash as at September 30, 2014 decreased by $64 to $3,477, compared to $3,541 as at June 30, 2014.  This was due to the foreign currency exchange difference between functional currency and U.S. dollars from June 30, 2014 to September 30, 2014 and further increased by the interest income from the restricted deposits.

Lines of credit as at September 30, 2014 decreased by $719 to $3,048, compared to $3,767 as at June 30, 2014. This was mainly due to the payment made by the Singapore operations to settle the credit facility.

Liquidity Comparison

Net cash provided by operating activities decreased by $747 to an inflow of $466 for the three months ended September 30, 2014 from an inflow of $1,213 in the same period of the last fiscal year. The decrease in net cash inflow was primarily due to changes in operating assets and liabilities by $594 and an increase in operating loss by $164, as previously discussed.

Net cash used in investing activities increased by $11 to an outflow of $467 for the three months ended September 30, 2014 from an outflow of $456 for the same period of the last fiscal year.  The cash inflow from disposal of property, plant and equipment decreased by $28 as compared to the same period in the prior fiscal year, which was partially offset by the decrease in capital spending by $17, during the three months ended September 30, 2014.

Net cash used in financing activities for the three months ended September 30, 2014 was $950, representing a decrease of $4 compared to net cash outflow of $954 during the three months ended September 30, 2013. In the first quarter of fiscal year 2014 the cash inflow due to proceeds from exercise of stock option and proceeds from bank loan was $134 and $66 respectively. There was no such cash inflow in the first quarter of fiscal year 2015 which caused the decrease. This decrease was offset by the lower repayment of a line of credit and repayment of a bank loan and capital lease in our Singapore and Malaysia operations as compared the same period of last fiscal year.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2014, the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective at a reasonable level.

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

TRIO-TECH INTERNATIONAL
By:	/s/ Victor H.M. Ting VICTOR H.M. TING Vice President and Chief Financial Officer (Principal Financial Officer) Dated: November 19, 2014