Form 10-Q
period 2014-12-31
TRIO-TECH INTERNATIONAL
filed 2015-02-17
CIK 732026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2014

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

As of February 08, 2014, there were 3,513,055 shares of the issuer’s Common Stock, no par value, outstanding.

TRIO-TECH INTERNATIONAL
INDEX TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION, OTHER INFORMATION AND SIGNATURE

		Page
Part I.	Financial Information

Item 1.	Financial Statements
	(a) Condensed Consolidated Balance Sheets as of December 31, 2014 (Unaudited) and June 30, 2014	2
	(b) Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months and Six Months Ended December 31, 2014 (Unaudited) and December 31, 2013 (Unaudited)	3
	(c) Condensed Consolidated Statements of Shareholders Equity for the Six Months Ended December 31, 2014 (Unaudited) and the Year Ended June 30, 2014	4
	(d) Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2014 (Unaudited) and December 31, 2013 (Unaudited)	5
	(e) Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	42
Item 4.	Controls and Procedures	42

Part II.	Other Information

Item 1.	Legal Proceedings	43
Item 1A.	Risk Factors	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3.	Defaults upon Senior Securities	43
Item 4.	Mine Safety Disclosures	43
Item 5.	Other Information	43
Item 6.	Exhibits	43

Signatures		44

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	December 31, 2014	June 30, 2014
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$2,409	$2,938
Short-term deposits	103	102
Trade accounts receivable, less allowance for doubtful
accounts of $477 and $438	8,232	8,625
Other receivables	405	311
Inventories, less provision for obsolete inventory
of $740 and $844	1,450	1,106
Prepaid expenses and other current assets	263	205
Total current assets	12,862	13,287
NON-CURRENT ASSETS:
Deferred tax asset	368	388
Investments	-	-
Investment properties, net	1,703	1,765
Property, plant and equipment, net	12,596	13,541
Loans receivable from property development projects	-	805
Other assets	1,997	1,263
Restricted term deposits	3,344	3,541
Total non-current assets	20,008	21,303
TOTAL ASSETS	$32,870	$34,590

LIABILITIES
CURRENT LIABILITIES:
Lines of credit	$2,689	$3,767
Accounts payable	3,332	3,162
Accrued expenses	2,992	3,046
Income taxes payable	267	214
Current portion of bank loans payable	178	448
Current portion of capital leases	79	81
Total current liabilities	9,537	10,718
NON-CURRENT LIABILITIES:
Bank loans payable, net of current portion	2,298	2,598
Capital leases, net of current portion	171	200
Deferred tax liabilities	129	202
Other non-current liabilities	38	39
Total non-current liabilities	2,636	3,039
TOTAL LIABILITIES	$12,173	$13,757

COMMITMENT AND CONTINGENCIES	-	-
EQUITY
TRIO-TECH INTERNATIONAL’S SHAREHOLDERS' EQUITY:
Common stock, no par value, 15,000,000 shares authorized; 3,513,055 shares issued and outstanding as at December 31, 2014 and June 30, 2014, respectively	$10,882	$10,882
Paid-in capital	3,070	2,972
Accumulated retained earnings	1,695	1,725
Accumulated other comprehensive gain-translation adjustments	3,170	3,522
Total Trio-Tech International shareholders' equity	18,817	19,101
Non-controlling interest	1,880	1,732
TOTAL EQUITY	$20,697	$20,833
TOTAL LIABILITIES AND EQUITY	$32,870	$34,590
See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
UNAUDITED (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

	Six Months Ended		Three Months Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2014	2013	2014	2013
Revenue
Products	$7,212	$10,101	$3,780	$4,696
Testing services	9,691	8,645	5,073	4,597
Others	87	90	44	46

	16,990	18,836	8,897	9,339
Cost of Sales
Cost of products sold	6,276	8,410	3,063	4,064
Cost of testing services rendered	6,405	6,278	3,356	3,253
Others	69	70	35	35

	12,750	14,758	6,454	7,352

Gross Margin	4,240	4,078	2,443	1,987

Operating Expenses:
General and administrative	3,438	3,672	1,711	1,838
Selling	296	413	165	208
Research and development	94	101	47	49
Impairment loss	70	-	55	-
Loss / (gain) on disposal of property, plant and equipment	28	11	28	(2)
Total operating expenses	3,926	4,197	2,006	2,093

Income / (Loss) from Operations	314	(119)	437	(106)

Other (Expenses) / Income
Interest expenses	(122)	(134)	(58)	(66)
Other income / (expenses), net	54	(41)	7	(205)
Total other (expenses) / income	(68)	(175)	(51)	(271)

Income / (loss) from Continuing Operations before Income Taxes	246	(294)	386	(377)

Income Tax (Expenses) / Benefits	(86)	82	(132)	39

Income / (loss) from continuing operations before non-controlling interest, net of tax	160	(212)	254	(338)

Other Operating Activities
Equity in earnings of unconsolidated joint venture, net of tax	-	-	-	-

Discontinued Operations (Note 16)
Income / (loss) from discontinued operations, net of tax	20	(72)	(6)	(30)
NET INCOME / (LOSS)	180	(284)	248	(368)

Less: net income / (loss) attributable to non-controlling interest	210	98	154	(3)
Net (Loss) / Income Attributable to Trio-Tech International Common Shareholder	$(30)	$(382)	$94	$(365)

Amounts Attributable to Trio-Tech International Common Shareholders:
(Loss) / income from continuing operations, net of tax	(41)	(342)	97	(348)
Income / (loss) from discontinued operations, net of tax	11	(40)	(3)	(17)
Net (Loss) / Income Attributable to Trio-Tech International Common Shareholders	$(30)	$(382)	$94	$(365)

Comprehensive Income / (Loss) Attributable to Trio-Tech International Common Shareholders:

Net income / (loss)	180	(284)	248	(368)
Foreign currency translation, net of tax	(414)	(144)	(574)	39
Comprehensive Loss	(234)	(428)	(326)	(329)
Less: Comprehensive (loss) / income attributable to non-controlling interest	150	(5)	36	(1)
Comprehensive Loss Attributable to Trio-Tech International Common Shareholders	$(384)	$(423)	$(362)	$(328)

Basic and Diluted (Loss) / Earnings per Share:
Basic and diluted (loss) / earnings per share from continuing operations attributable to Trio-Tech International	$(0.01)	$(0.10)	$0.03	$(0.10)
Basic and diluted loss per share from discontinued operations attributable to Trio-Tech International	$-	$(0.01)	$-	$-
Basic and Diluted (Loss) /Earnings per Share from Net (Loss) / Income
Attributable to Trio-Tech International	$(0.01)	$(0.11)	$0.03	$(0.10)

Weighted average number of common shares outstanding
Basic	3,513	3,508	3,513	3,508
Dilutive effect of stock options	-	-	-	-
Number of shares used to compute earnings per share diluted	3,513	3,508	3,513	3,508

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(IN THOUSANDS)

	Common Stock		Additional Paid-in	Accumulated Retained	Accumulated Other Comprehensive	Non- Controlling
	Shares	Amount	Capital	Earnings	Income	Interest	Total
		$	$	$	$	$	$
Balance at June 30, 2013	3,322	10,531	2,756	1,668	3,680	1,971	20,606

Stock option expenses	-	-	216	-	-	-	216
Net income	-	-	-	57	-	144	201
Translation adjustment	-	-	-	-	(158)	(70)	(228)
Dividend declared by subsidiary	-	-	-	-	-	(313)	(313)
Stock options exercised	191	351	-	-	-	-	351
Balance at June 30, 2014	3,513	10,882	2,972	1,725	3,522	1,732	20,833

Stock option expenses	-	-	89	-	-	-	89
Contribution to capital - payable forgiveness	-	-	9	-	-	-	9
Net (loss) / income	-	-	-	(30)	-	210	180
Translation adjustment	-	-	-	-	(352)	(62)	(414)
Balance at Dec. 31, 2014	3,513	10,882	3,070	1,695	3,170	1,880	20,697

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)
	Six Months Ended December 31, 2014	Six Months Ended December 31, 2013 (Unaudited)

	(Unaudited)
Cash Flow from Operating Activities
Net income / (loss)	$180	$(284)
Adjustments to reconcile net income / (loss) to net cash flow provided by operating activities
Depreciation and amortization	1,189	1,198
Bad debt expense, net	56	337
Inventory recovery	(73)	(47)
Warranty (recovery) / expense, net	(9)	3
Accrued interest expense, net of interest income	49	5
Loss on sale of property-continued operations	28	11
Impairment loss	70	-
Contribution to capital - payable forgiveness	9	-
Stock option expenses	89	200
Deferred tax provision	(50)	(23)
Changes in operating assets and liabilities, net of acquisition effects
Accounts receivables	354	(504)
Other receivables	(94)	1,462
Other assets	78	(916)
Inventories	(318)	1,192
Prepaid expenses and other current assets	(58)	(87)
Accounts payable and accrued liabilities	190	(380)
Income tax payable	55	8
Other non-current liabilities	-	26
Net Cash Provided by Operating Activities	1,745	2,201

Cash Flow from Investing Activities
Additions to property, plant and equipment	(899)	(1,721)
Proceeds from disposal of plant, property and equipment	16	31
Net Cash Used in Investing Activities	(883)	(1,690)

Cash Flow from Financing Activities
Repayment on lines of credit	(891)	(445)
Repayment of bank loans and capital leases	(473)	(556)
Proceeds from long-term bank loans	32	68
Proceeds from exercising stock options	-	342
Dividend paid to non-controlling interest	-	(80)

Net Cash Used in Financing Activities	(1,332)	(671)

Effect of Changes in Exchange Rate	(590)	(59)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(529)	(219)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD AND CASH EQUIVALENTS	2,938	2,793
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,409	$2,574

Supplementary Information of Cash Flows
Cash paid during the period for:
Interest	$125	$132
Income taxes	$76	$20

Non-Cash Transactions
Capital lease of property, plant and equipment	$32	$68

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT EARNINGS PER SHARE AND NUMBER OF SHARES)

1. ORGANIZATION AND BASIS OF PRESENTATION

Trio-Tech International (the "Company” or “TTI” hereafter) was incorporated in fiscal 1958 under the laws of the State of California.  TTI provides third-party semiconductor testing and burn-in services primarily through its laboratories in Southeast Asia. In addition, TTI operates testing facilities in the United States.  The Company also designs, develops, manufactures and markets a broad range of equipment and systems used in the manufacturing and testing of semiconductor devices and electronic components. In fiscal 2015 TTI conducted business in the foregoing four segments: Manufacturing, Testing Services, Distribution and Real Estate. TTI has subsidiaries in the U.S., Singapore, Malaysia, Thailand and China as follows:

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

 * 100% owned by Trio-Tech International Pte. Ltd.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  All significant inter-company accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements are presented in U.S. dollars.  The accompanying condensed consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.  Operating results for the six months ended December 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2015.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the fiscal year ended June 30, 2014.

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

ASU 2014-15 provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes.

The amendments in ASU 2014-15 are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. While early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued, the Company has not elected to early adopt. The adoption of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

FASB has issued converged standards on revenue recognition. Specifically, the Board has issued FASB Accounting Standards Update No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers: Topic 606.

ASU 2014-09 affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). ASU 2014-09 will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. ASU 2014-09 also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (e.g., assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles—Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in ASU 2014-09.

For a public entity, the amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The adoption of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

The FASB has issued ASU No. 2014-08 (“ASU 2014-08”), Presentation of Financial Statements (“Topic 205”) and Property, Plant, and Equipment (“Topic 360”): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in ASU 2014-08 change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP.

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

The amendments in the ASU 2014-08 are effective in the first quarter of 2015 for public organizations with calendar year ends. For most nonpublic organizations, it is effective for annual financial statements with fiscal years beginning on or after December 15, 2014. Early adoption is permitted. The adoption of this update did not have a significant effect on the Company’s consolidated financial position or results of operations.

Other new pronouncements issued but not yet effective until December 31, 2014 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

 3.  INVENTORIES

Inventories consisted of the following:
	Dec. 31, 2014	June 30, 2014
	(Unaudited)
Raw materials	$975	$1,165
Work in progress	861	583
Finished goods	430	184
Less: provision for obsolete inventory	(740)	(844)
Currency translation effect	(76)	18
	$1,450	$1,106

The following table represents the changes in provision for obsolete inventory:

	Dec. 31,	June 30,
	2014	2014
	(Unaudited)
Beginning	$844	$912
Additions charged to expenses	26	-
Usage - disposition	(99)	(76)
Currency translation effect	(31)	8
Ending	$740	$844

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

Assumptions

The fair value for the options granted were estimated using the Black-Scholes option pricing model with the following weighted average assumptions, assuming no expected dividends:

	Six Months Ended December 31,2014	Year Ended June 30, 2014

Expected volatility	71.44% to 104.94%	70.01% to 104.94%
Risk-free interest rate	0.30% to 0.78%	0.30% to 0.78%
Expected life (years)	2.50	2.50 to 3.25

The expected volatilities are based on the historical volatility of the Company’s stock. Due to higher volatility, the observation is made on a daily basis for the six months ended December 31, 2014. The observation period covered is consistent with the expected life of options. The expected life of the options granted to employees has been determined utilizing the “simplified” method as prescribed by ASC Topic 718 Stock Based Compensation, which, among other provisions, allows companies without access to adequate historical data about employee exercise behavior to use a simplified approach for estimating the expected life of a "plain vanilla" option grant. The simplified rule for estimating the expected life of such an option is the average of the time to vesting and the full term of the option. The risk-free rate is consistent with the expected life of the stock options and is based on the United States Treasury yield curve in effect at the time of grant.

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

The Company did not grant any options pursuant to the 2007 Employee Plan during the six months ended December 31, 2014. The Company recognized stock-based compensation expenses of $7 in the six months ended December 31, 2014 under the 2007 Employee Plan. The balance of unamortized stock-based compensation of $20 based on fair value on the grant date related to options granted under the 2007 Employee Plan is to be recognized over a period of two years.

During the three and six months ended December 31, 2013, the Company granted stock options covering 15,000 and 35,000 shares of Common Stock respectively, to certain employees pursuant to the 2007 Employee Plan. The exercise price of these stock options equal to the fair value of the Company’s Common Stock (as defined under the 2007 Employee Plan in conformity with Regulation 409A of the Internal Revenue Code of 1986, as amended) the dates of grant, September 17, 2013 and December 9, 2013, respectively.  The stock options covering 15,000 shares vested as of the grant date, while the stock options covering 35,000 shares vest over the period as follows: 25% vesting on the grant date and the remaining balance vesting in equal installments on the next three succeeding anniversaries of the grant date. The fair values as of December 31, 2013 of the options to purchase 15,000 and 35,000 shares of the Company’s Common Stock were approximately $22 and $3, respectively, based on the fair values of $1.52 and $2.04 per share, respectively, determined by using the Black Scholes option pricing model.

No stock options were exercised during the three and six month period ended December 31, 2014.

Stock options to purchase 121,500 shares of Common Stock were exercised during the six month period ended December 31, 2013. The total proceeds received were $230. The Company recognized stock-based compensation expenses of $25 in the six months ended December 31, 2013 under the 2007 Employee Plan. The balance of unamortized stock-based compensation of $43 based on fair value on the grant date related to options granted under the 2007 Employee Plan is to be recognized over a period of three years.

As of December 31, 2014, there were vested employee stock options that were exercisable covering a total of 112,500 shares of Common Stock. The weighted-average exercise price was $4.06 and the weighted average contractual term was 1.78 years. The total fair value of vested and outstanding employee stock options as of December 31, 2014 was $456.

As of December 31, 2013, there were vested employee stock options covering a total of 125,750 shares of Common Stock. The weighted-average exercise price was $3.72 and the weighted average remaining contractual term was 2.20 years. The total fair value of vested employee stock options as of December 31, 2013 was $467.

A summary of option activities under the 2007 Employee Plan during the six month period ended December 31, 2014 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 1, 2014	130,000	$3.93	2.57	$13
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2014	130,000	$3.93	2.07	$-
Exercisable at December 31, 2014	112,500	$4.06	1.78	$-

No stock options were exercised during the six months ended December 31, 2014.

A summary of option activities under the 2007 Employee Plan during the six month period ended December 31, 2013 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 1, 2013	263,500	$3.06	1.57	$122
Granted	50,000	3.26	4.87	-
Exercised	(121,500)	(1.90)	-	(181)
Forfeited or expired	(40,000)	(4.72)	-	-
Outstanding at December 31, 2013	152,000	$3.61	2.67	$45
Exercisable at December 31, 2013	125,750	$3.72	2.20	$38

The fair value of the 121,500 shares of common stock acquired upon exercise of options was $181. Cash received from the options exercised during the six months ended December 31, 2013 was approximately $230.

A summary of the status of the Company’s non-vested employee stock options during the six months ended December 31, 2014 is presented below:

		Weighted Average Grant-Date
	Options	Fair Value
Non-vested at July 1, 2014	26,250	$1.69
Granted	-	-
Vested	(8,750)	(1.69)
Forfeited	-	-
Non-vested at December 31, 2014	17,500	$1.69

A summary of the status of the Company’s non-vested employee stock options during the six months ended December 31, 2013 is presented below:

		Weighted Average Grant-Date
	Options	Fair Value
Non-vested at July 1, 2013	20,375	$3.29
Granted	50,000	1.65
Vested	(44,125)	(2.33)
Forfeited	-	-
Non-vested at December 31, 2013	26,250	$1.69

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

On October 21, 2014, the Company granted options to purchase 50,000 shares of its Common Stock to directors pursuant to the 2007 Directors Plan with an exercise price equal to the fair market value of Common Stock (as defined under the 2007 Directors Plan in conformity with Regulation 409A or the Internal Revenue Code of 1986, as amended) at the date of grant. The fair value of the options granted to purchase 50,000 shares of the Company’s Common Stock was approximately $82 based on the fair value of $3.81 per share determined by the Black Scholes option pricing model. As all of the stock options granted under the 2007 Directors Plan vest immediately at the date of grant, there were no unvested stock options granted under the 2007 Directors Plan as of December 31, 2014.

The Company granted options to purchase 60,000 shares and 40,000 shares of its Common Stock to directors pursuant to the 2007 Directors Plan during the first and second quarters of fiscal 2014. The exercise price was equal to the fair market value of Common Stock (as defined under the 2007 Directors Plan in conformity with Regulation 409A or the Internal Revenue Code of 1986, as amended) at the date of respective grants. The fair value of the options granted to purchase 60,000 shares and 40,000 shares of the Company's Common Stock were approximately $92 and $83, respectively, based on the fair value of $1.52 and $1.61 per share, respectively, determined by the Black Scholes option pricing model.

No stock options were exercised during the six months ended December 31, 2014.

Stock options to purchase 65,000 shares of its Common Stock were exercised during the six months ended December 31, 2013. The total proceeds received were $112. The Company recognized stock-based compensation expenses of $175 in the six months ended December 31, 2014 under the 2007 Directors Plan.

A summary of option activities under the 2007 Directors Plan during the six months ended December 31, 2014 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 1, 2014	315,000	$3.62	2.63	$82
Granted	50,000	3.81	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2014	365,000	$3.64	2.49	$43
Exercisable at December 31, 2014	365,000	$3.64	2.49	43

A summary of option activities under the 2007 Directors Plan during the six months ended December 31, 2013 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 1, 2013	340,000	$3.53	1.96	$80
Granted	100,000	3.41	3.41	-
Exercised	(65,000)	1.72	-	-
Forfeited or expired	(60,000)	(4.81)	-	-
Outstanding at December 31, 2013	315,000	$3.62	3.12	$82
Exercisable at December 31, 2013	315,000	$3.62	3.12	$82

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

Stock options to purchase 495,000 shares of Common Stock at exercise prices ranging from $2.07 to $4.35 per share were outstanding as of December 31, 2014 and were excluded in the computation of diluted EPS because they were anti-dilutive.

Stock options to purchase 467,000 shares of Common Stock at exercise prices ranging from $1.72 to $9.57 per share were outstanding as of December 31, 2013 and were excluded in the computation of diluted EPS because they were anti-dilutive.

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted EPS for the years presented herein:

	Six Months Ended		Three Months Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
(Loss) / income attributable to Trio-Tech International common shareholders from continuing operations, net of tax	$(41)	$(342)	$97	$(348)
Income / (loss) attributable to Trio-Tech International common shareholders from discontinued operations, net of tax	11	(40)	(3)	(17)
Net (loss) / income attributable to Trio-Tech International common shareholders	$(30)	$(382)	$94	$(365)
Basic and diluted (loss) /earnings per share from continuing operations attributable to Trio-Tech International	$(0.01)	(0.10)	0.03	(0.10)
Basic and diluted loss per share from discontinued operations attributable to Trio-Tech International	-	(0.01)	-	-
Basic and diluted (loss) / earnings per share from net (loss) / income attributable to Trio-Tech International	$(0.01)	$(0.11)	$0.03	$(0.10)

Weighted average number of common shares outstanding - basic	3,513	3,508	3,513	3,508

Dilutive effect of stock options	-	-	-	-
Number of shares used to compute earnings per share - diluted	3,513	3,508	3,513	3,508

6.   ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable consists of customer obligations due under normal trade terms. Although management generally does not require collateral, letters of credit may be required from the customers in certain circumstances. Management periodically performs credit evaluations of the customers’ financial conditions.

Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. Management includes any accounts receivable balances that are determined to be uncollectible in the allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  Based on the information available to us, management believed the allowance for doubtful accounts as of December 31, 2014 and June 30, 2014 was adequate.

 The following table represents the changes in the allowance for doubtful accounts:

	Dec. 31,
	2014	June 30,
	(Unaudited)	2014
Beginning	$438	$139
Additions charged to expenses	56	303
Recovered / write-off	-	(2)
Currency translation effect	(17)	(2)
Ending	$477	$438

7.   WARRANTY ACCRUAL

The Company provides for the estimated costs that may be incurred under its warranty program at the time the sale is recorded.  The warranty period for products manufactured by the Company is one year.  The Company estimates the warranty costs based on the historical rates of warranty returns.  The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.

	Dec. 31,
	2014	June 30,
	(Unaudited)	2014
Beginning	$60	$61
Additions charged to cost and expenses	3	23
Recovered	(5)	(25)
Actual usage	(7)	-
Currency translation effect	(2)	1
Ending	$49	$60

8.  INCOME TAX

The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of ASC Topic 740 Income Tax. The Company had an income tax expense of $132 and $86 for the three and six months ended December 31, 2014, respectively, as compared to the income tax benefit of $39 and $82, respectively, for the same periods in the last fiscal year.

The Company accrues penalties and interest related to unrecognized tax benefits when necessary as a component of penalties and interest expenses, respectively.  The Company had not accrued any penalties or interest expenses relating to unrecognized benefits at June 30, 2014 and December 31, 2014.

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

9.   INVESTMENT PROPERTIES

The following table presents the Company’s investment in properties in China as of December 31, 2014. The exchange rate is based on the exchange rate as of December 31, 2014 published by the Monetary Authority of Singapore.

	Investment Date	Investment Amount	Investment Amount
		(RMB)	(U.S. Dollars)
Purchase of rental property – Property I – MaoYe	Jan 04, 2008	5,554	894
Purchase of rental property – Property II – JiangHuai	Jan 06, 2010	3,600	580
Purchase of rental property – Property III - Fu Li	Apr 08, 2010	4,025	648
Currency translation		-	3
Gross investment in rental property		13,179	2,125
Accumulated depreciation on rental property		(3,287)	(530)
Net investment in property – China		9,892	1,595

The following table presents the Company’s investment in properties in China as of June 30, 2014.

	Investment Date	Investment Amount	Investment Amount
		(RMB)	(U.S. Dollars)
Purchase of rental property – Property I – MaoYe	Jan 04, 2008	5,554	904
Purchase of rental property – Property II – JiangHuai	Jan 06, 2010	3,600	586
Purchase of rental property – Property III - Fu Li	Apr 08, 2010	4,025	655
Currency translation		-	(23)
Gross investment in rental property		13,179	2,122
Accumulated depreciation on rental property		(2,961)	(476)
Net investment in property – China		10,218	1,646

The following table presents the Company’s investment in properties in Malaysia as of December 31, 2014. The exchange rate is based on the exchange rate as of December 31, 2014 published by the Monetary Authority of Singapore.

		(RM)	(U.S. Dollars)
Purchase of rental property – Penang Property I	Dec 31, 2012	681	196
Gross investment in rental property		681	196
Accumulated depreciation on rental property		(305)	(88)
Net investment in property – Malaysia		376	108

The following table presents the Company’s investment in properties in Malaysia as of June 30, 2014.

		(RM)	(U.S. Dollars)
Purchase of rental property – Penang Property I	Dec 31, 2012	681	212
Gross investment in rental property		681	212
Accumulated depreciation on rental property		(300)	(93)
Net investment in property – Malaysia		381	119

Rental Property I - MaoYe

In fiscal 2008, Trio-Tech (Chongqing) Co. Ltd. (“TTCQ”) purchased an office in Chongqing, China from MaoYe Property Ltd. (“MaoYe”), for a total cash purchase price of RMB 5,554, or approximately $894 based on the exchange rate as of December 31, 2014 published by the Monetary Authority of Singapore. TTCQ rented this property to a third party on July 13, 2008. The term of the rental agreement was five years. The rental agreement was renewed on July 16, 2014 for a further period of five years. The rental agreement provides for a rent increase of 8% every year after July 15, 2015. The renewed agreement expires on July 15, 2018.

Property purchased from MaoYe generated a rental income of $30 and $59 for the three and six months ended December 31, 2014, respectively, and $29 and $57 for the same periods in the last fiscal year, respectively.

Rental Property II - JiangHuai

In fiscal year 2010, TTCQ purchased eight units of commercial property in Chongqing, China from Chongqing JiangHuai Real Estate Development Co. Ltd. (“JiangHuai”) for a total purchase price of RMB 3,600, or approximately $580 based on the exchange rate as of December 31, 2014 published by the Monetary Authority of Singapore. TTCQ rented all of these commercial units to a third party until the agreement expired in January 2012. TTCQ then rented three of the eight commercial units to another party during the fourth quarter of fiscal year 2013 under a rental agreement that expired on March 31, 2014. Currently all the units are vacant and TTCQ has been actively looking for suitable tenants for renting all the commercial units. TTCQ has yet to receive the title deed for these properties. TTCQ is in the legal process to obtain the title deed which is dependent on JiangHuai completing the entire project.

Property purchased from JiangHuai did not generate any rental income during the three and six months ended December 31, 2014, while it generated a rental income of $4 and $9, respectively, for the same periods in the last fiscal year.

Rental Properties III – Fu Li

In fiscal 2010, TTCQ entered into a Memorandum Agreement with Chongqing Fu Li Real Estate Development Co. Ltd. (“FuLi”) to purchase two commercial properties totaling 311.99 square meters (“office space”) located in Jiang Bei District Chongqing. Although TTCQ currently rents its office premises from a third party, it intends to use the office space as its office premises. The total purchase price committed and paid was RMB 4,025, or approximately $648 based on the exchange rate as of December 31, 2014 published by the Monetary Authority of Singapore. The development was completed and the property was handed over during April 2013 and the title deed was received during the third quarter of fiscal 2014. The two commercial properties were leased to third parties under two separate rental agreements, one of which expired in April 2014 and the other of which expired in August 2014. For the unit for which the agreement expired in April 2014, a new tenant was identified and a new agreement has been executed, which expires on April 30, 2017. The new agreement carries an increase in rent of 20% in the first year, as compared to the expired rental agreement. Thereafter the rent increases by approximately 10% for the subsequent years until April 2017. For the unit for which the agreement expired in August 2014, a new tenant was identified and a new agreement has been executed, which expires on August 9, 2016. The new agreement carries an increase in rental of approximately 21% in the first year, as compared to the expired rental agreement. Thereafter the rent increases by approximately 6% for the subsequent years until August 2016.

Property purchased from Fu Li generated a rental income of $14 and $28 for the three and six months ended December 31, 2014, respectively, while it generated a rental income of $12 and $24, respectively, for the same periods in the last fiscal year.

Penang Property I

In the fourth quarter of fiscal year 2013, Trio-Tech Malaysia Sdn. Bhd. (“TTM”) determined to sell the factory building in Penang. However, as the government authorities did not approve the transaction, the sale did not take place. Because the market value was increasing during the second quarter of fiscal year 2013, TTM decided to hold the factory building in Penang as an investment rental property.  Hence TTM reclassified the factory building as investment property at the end of the second quarter of fiscal year 2013, which had a net book value of RM 376, or approximately $108. The depreciation expenses were approximately $1 and $2 for the three and six months ended December 31, 2014, respectively. There were no such depreciation expenses for the same periods in the last fiscal year, since the asset was classified as “Assets held for sale.”

Summary

Total rental income for all investment properties (Property I, II and III) in China was $44 and $87 for the three and six months ended December 31, 2014, respectively, and was $46 and $90, respectively, for the same periods in the last fiscal year.

Depreciation expenses for all investment properties in China were $27 and $54 for the three and six months ended December 31, 2014, respectively, and were $26 and $54, respectively, for the same periods in the last fiscal year.

10.   LOAN RECEIVABLE FROM PROPERTY DEVELOPMENT PROJECTS

The following table presents TTCQ’s loan receivable from property development projects in China as of December 31, 2014. The exchange rate is based on the date published by the Monetary Authority of Singapore as on December 31, 2014.

	Loan Expiry	Loan Amount	Loan Amount
Short-term loan receivables	Date	(RMB)	(U.S. Dollars)
JiangHuai (Project - Yu Jin Jiang An)	May 31, 2013	2,000	325
Less: allowance for impairment	Dec 31, 2013	(2,000)	(325)
Net loan receivable from property development projects		-	-

	Loan Expiry	Loan Amount	Loan Amount
Long-term loan receivables	Date	(RMB)	(U.S. Dollars)
Jun Zhou Zhi Ye	Oct 31, 2016	5,000	814
Less: transfer – down-payment for purchase of property		(5,000)	(814)
Net loan receivable from property development projects		-	-

The following table presents TTCQ’s loan receivable from property development projects in China as of June 30, 2014.

	Loan Expiry	Loan Amount	Loan Amount
Short-term loan receivables	Date	(RMB)	(U.S. Dollars)
Investment in JiangHuai (Project - Yu Jin Jiang An)	May 31, 2013	2,000	325
Less: allowance for doubtful receivables	Dec 31, 2013	(2,000)	(325)
Net loan receivable from property development projects		-	-

	Loan Expiry	Loan Amount	Loan Amount
Long-term loan receivables	Date	(RMB)	(U.S. Dollars)
Jun Zhou Zhi Ye	Oct 31, 2016	5,000	805
Net loan receivable from property development projects		5,000	805

On November 1, 2010, TTCQ entered into a Memorandum Agreement with JiaSheng Property Development Co. Ltd. (“JiaSheng”) to invest in their property development projects (Project B-48 Phase 2) located in Chongqing City, China. Due to the short-term nature of the investment, the amount was classified as a loan based on ASC Topic 310-10-25 Receivables, amounting to RMB 5,000, or approximately $814, based on the exchange rate as at December 31, 2014 published by the Monetary Authority of Singapore. The amount was unsecured and repayable at the end of the term. The loan was renewed in November 2011 for a period of one year, which expired on October 31, 2012 and was again renewed in November 2012 and expired in November 2013. On November 1, 2013 the loan was transferred by JiaSheng to and is now payable by Chong Qing Jun Zhou Zhi Ye Co. Ltd. (“Jun Zhou Zhi Ye”), and the transferred agreement expires on October 31, 2016. Hence the loan receivable was reclassified as a long-term receivable. The book value of the loan receivable approximates its fair value. TTCQ recorded other income of RMB 104, or approximately $16, and RMB 417, or approximately $68, from Jun Zhou Zhi Ye for the three and six months ended December 31, 2014, respectively. The loan receivable was transferred to down-payment for purchase of property that is being developed in the Singapore Themed Resort Project.

On November 1, 2010, TTCQ entered into another Memorandum Agreement with JiangHuai Property Development Co. Ltd. (“JiangHuai”) to invest in their property development projects (Project - Yu Jin Jiang An) located in Chongqing City, China. Due to the short-term nature of the investment, the amount was classified as a loan based on ASC Topic 310-10-25 Receivables, amounting to RMB 2,000, or approximately $325. The loan was renewed, but expired on May 31, 2014. TTCQ is in the legal process of recovering the outstanding amount of $325. TTCQ did not generate other income from JiangHuai for the three and six months ended December 31, 2014, or for the same periods in the last fiscal year. An impairment of $325 was provided for during the second quarter of fiscal 2014, based on TTI’s financial policy.

11.   BUSINESS SEGMENTS

In fiscal 2013, the Company operated in five segments: the testing service industry (which performs structural and electronic tests of semiconductor devices), the designing and manufacturing of equipment (which equipment tests the structural integrity of integrated circuits and other products), distribution of various products from other manufacturers in Singapore and Southeast Asia, the real estate segment in China and the fabrication services segment in Batam, Indonesia. In the fourth quarter of fiscal 2013, the Company discontinued operations in the fabrication segment. Hence, in fiscal 2014 and 2015, the Company operated in four segments.

The real estate segment recorded other income of $16 and $68, respectively, for the three and six months ended December 31, 2014 as compared to $51 and $102, respectively, for the same periods in the last fiscal year. Due to the short-term nature of the investments, the investments were classified as loan receivables based on ASC Topic 310-10-25 Receivables. Thus the investment income was classified under other income, which is not part of the below table.

The revenue allocated to individual countries was based on where the customers were located. The allocation of the cost of equipment, the current year investment in new equipment and depreciation expense have been made on the basis of the primary purpose for which the equipment was acquired.

All inter-segment revenue was from the manufacturing segment to the testing and distribution segments. Total inter-segment revenue was $97 and $142 for the three and six months ended December 31, 2014, respectively, as compared to $48 and $196, respectively, for the same periods in the last fiscal year.  Corporate assets mainly consisted of cash and prepaid expenses. Corporate expenses mainly consisted of stock option expenses, salaries, insurance, professional expenses and directors' fees. Corporate expenses are allocated to the four segments. The following segment information table includes segment operating (loss) / income after including the Corporate expenses allocated to the segments, which gets eliminated in the consolidation.

The following segment information is un-audited for the six months ended December 31:

Business Segment Information:
	Six months		Operating		Depr.
	Ended	Net	(Loss)	Total	and	Capital
	Dec. 31,	Revenue	Income	Assets	Amort.	Expenditures
Manufacturing	2014	$6,395	$(735)	$13,460	$70	$23
	2013	$8,569	$(328)	$10,872	$77	$221

Testing Services	2014	9,691	1,274	14,896	1,065	870
	2013	8,645	391	19,331	1,067	1,500

Distribution	2014	817	-	678	-	6
	2013	1,532	199	418	-	-

Real Estate	2014	87	(91)	3,686	54	-
	2013	90	(45)	3,893	54	-

Fabrication *	2014	-	-	33	-	-
Services	2013	-	-	106	-	-

Corporate &	2014	-	(134)	117	-	-
Unallocated	2013	-	(336)	76	-	-

Total Company	2014	$16,990	$314	$32,870	$1,189	$899
	2013	$18,836	$(119)	$34,696	$1,198	$1,721

The following segment information is un-audited for the three months ended December 31:

Business Segment Information:
	Three months		Operating		Depr.
	Ended	Net	(Loss)	Total	and	Capital
	Dec. 31,	Revenue	Income	Assets	Amort.	Expenditures
Manufacturing	2014	$3,348	$(117)	$13,460	$43	$6
	2013	$4,368	$(201)	$10,872	$38	$91

Testing Services	2014	5,073	687	14,896	496	426
	2013	4,597	289	19,331	531	1,146

Distribution	2014	432	36	678	-	-
	2013	328	7	418	-	-

Real Estate	2014	44	(44)	3,686	27	-
	2013	46	(22)	3,893	27	-

Fabrication *	2014	-	-	33	-	-
Services	2013	-	-	106	-	-

Corporate &	2014	-	(126)	117	-	-
Unallocated	2013	-	(179)	76	-	-

Total Company	2014	$8,897	$437	$32,870	$566	$432
	2013	$9,339	$(106)	$34,696	$596	$1,237

 * Fabrication services is a discontinued operation (Note 16).

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

The table below reflects a reconciliation of the equity attributable to non-controlling interest:

	Dec. 31, 2014	June 30, 2014
Non-controlling interest	(Unaudited)
Beginning balance	$1,732	$1,971
Net income	210	144
Dividend declared by a subsidiary	-	(313)
Translation adjustment	(62)	(70)
Ending balance	$1,880	$1,732

13.  FAIR VALUE OF FINANCIAL INSTRUMENTS APPROXIMATE CARRYING VALUE

In accordance with the ASC Topic 825, the following presents assets and liabilities measured and carried at fair value and classified by level of the following fair value measurement hierarchy:

(a) quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1);

(b) inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly (i.e. as prices) or indirectly (i.e. derived from prices) (Level 2); and

(c) inputs for the asset or liability that are not based on observable market data (unobservable inputs) (Level 3).

There were no transfers between Levels 1 and 2 during the year.

Term deposits (Level 1)  – the carrying amount approximates fair value because of the short maturity of these instruments.

Loans receivable from property development projects (Level 3)  – the carrying amount approximates fair value because of the short-term nature.

Restricted term deposits (Level 1) – the carrying amount approximates fair value because of the short maturity of these instruments.

Lines of credit (Level 3) – the carrying value of the lines of credit approximates fair value due to the short-term nature of the obligations.

Bank loans payable (Level 3) – the carrying value of the Company’s bank loan payables approximates its fair value as the interest rates associated with long-term debt is adjustable in accordance with market situations when the Company borrowed funds with similar terms and remaining maturities.

14.   BANK LOANS PAYABLE

Bank loans payable consisted of the following:
	Dec. 31, 2014	June 30, 2014
	(Unaudited)
Note payable denominated in Malaysian ringgit to a commercial bank for infrastructure investment, maturing in August 2024, bearing interest at the bank’s prime rate (4.6% - 5.1% at December 31, 2014) per annum, with monthly payments of principal plus interest through August 2024, collateralized by the acquired building with the net book value of Malaysian ringgit 12,016, or approximately $3,438.	$2,476	$2,786

Note payable denominated in U.S. dollars to a financial institution for working capital plans in Singapore and its subsidiaries, maturing in December 2014, bearing interest at the bank’s prime rate plus 1.50% (5.1% at December 31, 2014) per annum, with monthly payments of principal plus interest through December 2014. This note payable is secured by plant and equipment with the net book value of Singapore dollars 585, or approximately $443.	-	260

Current portion	(178)	(448)
Long term portion of bank loans payable	$2,298	$2,598

 Future minimum payments (excluding interest) as at December 31, 2014 were as follows:

2015	$178
2016	187
2017	197
2018	208
2019	218
Thereafter	1,488
Total obligations and commitments	$2,476

Future minimum payments (excluding interest) as at June 30, 2014 were as follows:

2015	$448
2016	198
2017	209
2018	220
2019	138
Thereafter	1,833
Total obligations and commitments	$3,046

15.   COMMITMENTS AND CONTINGENCIES

Trio-Tech (Malaysia) Sdn. Bhd. has expansion plans to meet the growing demands of a major customer in Malaysia, as the existing facility is inadequate to meet the demands of that customer.  The Company has capital commitments for the purchase of equipment and other related infrastructure costs amounting to RM 1,813, or approximately $519 based on the exchange rate as on December 31, 2014 published by the Monetary Authority of Singapore, in the Malaysia operations.

Trio-Tech (Tianjin) Co. Ltd. in China has capital commitments for the purchase of equipment and other related infrastructure costs amounting to RMB 307, or approximately $50 based on the exchange rate as on December 31, 2014 published by the Monetary Authority of Singapore.

Trio-Tech International Pte. Ltd. in Singapore has capital commitments for the purchase of equipment and other related infrastructure costs amounting to SGD 59, or approximately $45 based on the exchange rate as on December 31, 2014 published by the Monetary Authority of Singapore.

16.   DISCONTINUED OPERATION AND CORRESPONDING RESTRUCTURING PLAN

The Company’s Indonesia operation and the Indonesia operation’s immediate holding company, which comprise the fabrication services segment, suffered continued operating losses in the past four fiscal years, and the cash flow was minimal for the past four years.  The Company established a restructuring plan to close the fabrication services operation, and in accordance with ASC Topic 205-20, Presentation of Financial Statement Discontinued Operations (“ASC Topic 250-20”), the Company presented the operation results from fabrication services as a discontinued operation, as the Company believed that no continued cash flow would be generated by the discontinued component and that the Company would have no significant continuing involvement in the operations of the discontinued component. In accordance with the restructuring plan, the Company’s Indonesia operation is negotiating with its suppliers to settle the outstanding balance of accounts payable of $83 and has no collection for accounts receivable. The Company’s fabrication operation in Indonesia is in the process of winding down.

In January 2010, the Company established a restructuring plan to close the Testing operation in Shanghai, China.  Based on the restructuring plan and in accordance with ASC Topic 205-20, the Company presented the operation results from Shanghai as a discontinued operation, as the Company believed that no continued cash flow would be generated by the discontinued component (Shanghai subsidiary) and that the Company would have no significant continuing involvement in the operations of the discontinued component. The Shanghai operation has an outstanding balance of accounts payable of $38 and is collecting the accounts receivable of $2.

The discontinued operations in Shanghai and in Indonesia incurred general and administrative expenses of $18, for both the three and six months ended December 31, 2014, and $3 and $7, respectively, for the same periods in the last fiscal year. The Company anticipates that it may incur additional costs and expenses at the time of winding down the business of the subsidiaries through which the facilities operated.

Income / (loss) from discontinued operations was as follows:

	Six Months Ended		Three Months Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2014	2013	2014	2013
	Unaudited	Unaudited	Unaudited	Unaudited

Revenue	$-	$-	$-	$-
Cost of sales	-	3	-	-

Gross loss	-	(3)	-	-
Operating expenses:
General and administrative	18	7	18	3
Total	18	7	18	3

Loss from discontinued operations	(18)	(10)	(18)	(3)

Other income / (expenses)	38	(62)	12	(27)

Income/ (loss) from discontinued operations	$20	$(72)	$(6)	$(30)

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

On October 14, 2014, TTCQ and Jun Zhou Zhi Ye entered into a memorandum of understanding. Based on the memorandum of understanding, both parties have agreed to register a sales and purchase agreement upon Jun Zhou Zhi Ye obtaining the license to sell the properties of the commercial property (the Singapore Themed Resort Project), located in Chongqing China. The proposed agreement is for the sale of shop lots with a total area of 1,484.55 square meters as consideration for all the outstanding amounts owed to TTCQ by Jun Zhou Zhi Ye, with the exception of RMB 2,000, or approximately $326, which will be paid in cash, as follows:

a)	Long term loan receivable RMB 5,000, or approximately $814, as disclosed in Note 10, plus the unrecognized interest receivable on long term loan receivable of RMB 1,250;
b)	Commercial units measuring 668 square meters, as mentioned above; and
c)	RMB 5,900 for the part of the unrecognized cash consideration of RMB 8,000 relating to the disposal of the joint venture.

The shop lots are to be delivered to TTCQ upon completion of the construction of the shop lots in the Singapore Themed Resort Project, which is expected to be no later than December 31, 2016.

18. LINES OF CREDIT

Carrying value of the Company’s lines of credit approximates its fair value because the interest rates associated with the lines of credit are adjustable in accordance with market situations when the Company borrowed funds with similar terms and remaining maturities.

The Company’s credit rating provides it with readily and adequate access to funds in global markets. As of December 31, 2014, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Expiration	Credit	Unused
Facility	Facility	Rate	Date	Limitation	Credit
Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Ranging from 1.88% to 8.06%	--	$8,135	$5,618
Trio-Tech (Malaysia) Sdn. Bhd	Lines of Credit	Ranging from 4.6% to 5.1%	--	$429	$257

The Company’s credit rating provides it with readily and adequate access to funds in global markets. As of June 30, 2014, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Expiration	Credit	Unused
Facility	Facility	Rate	Date	Limitation	Credit
Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Ranging from 1.77% to 6.04%	--	$9,073	$5,306

19. ACCRUED EXPENSES

Accrued expenses consisted of the following:
	December 31, 2014	June 30, 2014
	(Unaudited)
Payroll and related costs	$1,104	$1,096
Commissions	65	47
Customer deposits	75	79
Legal and audit	185	177
Sales tax	120	120
Utilities	130	156
Warranty	51	60
Accrued purchase of materials and fixed assets	614	358
Provision for re-instatement of leasehold properties	367	367
Other accrued expenses	346	602
Currency translation effect	(65)	(16)
Total	$2,992	$3,046

20. OTHER ASSETS

Other assets consisted of the following:
	Dec. 31, 2014	June 30, 2014
	(Unaudited)
Down payment for property, plant and equipment	$1,847	$1,103
Deposit for rental and utilities	150	158
Others	-	2
Ending balance	$1,997	$1,263

21. OTHER INCOME / (EXPENSES)

Other income / (expenses) consisted of the following:

	Six Months Ended		Three Months Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2014	2013	2014	2013
	Unaudited	Unaudited	Unaudited	Unaudited

Investment income deemed interest income	$68	$102	$16	$51
Allowance for doubtful loan receivables	(68)	(338)	(16)	(338)
Interest income	6	2	4	1
Other rental income	52	165	26	60
Exchange gain / (loss)	(70)	32	(59)	(6)
Other miscellaneous (expense) / income	66	(4)	36	27
Total	$54	$(41)	$7	$(205)

Other income included investment income which was deemed to be interest income since the investment was deemed and classified as a loan receivables based on ASC Topic 310-10-25 Receivables amounted to $16 and $68 for the three and six months ending December 31, 2014, respectively, as compared to $51 and $102 for the same periods in the last fiscal year. Other income for both the three and six months ending December 31, 2014 included $16 and $68 allowance for doubtful loan and doubtful interest receivables, respectively, as compared to $338 for each of the same periods in the last fiscal year.

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

TTI generated more than 99% of its revenue from its three core business segments in the test and measurement industry, i.e. manufacturing of test equipment, testing services and distribution of test equipment during the six months ended December 31, 2014. To reduce our risks associated with sole industry focus and customer concentration, the Company expanded its business into real estate investment and the oil and gas equipment fabrication business in 2007 and 2009, respectively. However, in the fourth quarter of fiscal 2013, the Company decided to discontinue its oil and gas equipment fabrication business, which segment is considered a discontinued operation.

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

Real Estate

Beginning in 2007, TTI has invested in real property in Chongqing, China, which has generated investment income from the rental revenue from real estate we purchased in Chongqing, China, and investment returns from deemed loan receivables, which are classified as other income. The rental income is generated from the rental properties in MaoYe, JiangHuai and FuLi in Chongqing, China. The investment, which is deemed a loan receivable, generates investment returns from the investments in JiaSheng and JiangHuai.

Second Quarter Fiscal 2015 Highlights

•	Manufacturing segment revenue decreased by $1,020, or 23.4%, to $3,348 for the second quarter of fiscal 2015, compared to $4,368 for the same period in fiscal 2014.
•	Testing segment revenue increased by $476, or 10.4%, to $5,073 for the second quarter of fiscal 2015, compared to $4,597 for the same period in fiscal 2014.
•	Distribution segment revenue increased by $104, or 31.7%, to $432 for the second quarter of fiscal 2015, compared to $328 for the same period in fiscal 2014.
•	Real estate segment revenue decreased by $2, or 4.3%, to $44 for the second quarter of fiscal 2015, compared to $46 for the same period in fiscal 2014.
•	The overall gross profit margins increased by 6.2% to 27.5% for the second quarter of fiscal 2015, from 21.3% for the same period in fiscal 2014.
•	Income from operations for the second quarter of fiscal 2015 was $437, compared to an operating loss of $106 for the same period in fiscal 2014.
•	General and administrative expenses as a percentage of revenue decreased by 0.5% to 19.2% for the second quarter of fiscal 2015, from 19.7% for the same period in fiscal 2014.
•	Selling expenses as a percentage of revenue decreased by 0.3% to 1.9% for the second quarter of fiscal 2015, from 2.2% for the same period in fiscal 2014.
•	Net income attributable to Trio-Tech International for the second quarter of 2015 was $94 as compared to a net loss of $365 for the same period in fiscal 2014.

Results of Operations and Business Outlook

The following table sets forth our revenue components for the three and six months ended December 31, 2014 and 2013, respectively.

Revenue Components	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Revenue:
Manufacturing	37.6%	46.8%	37.6%	45.5%
Testing Services	57.0	49.2	57.0	45.9
Distribution	4.9	3.5	4.9	8.1
Real Estate	0.5	0.5	0.5	0.5

Total	100.0%	100.0%	100.0%	100.0%

Revenue for the three months and six months ended December 31, 2014 was $8,897 and $16,990, respectively, a decrease of     $442 and $1,846, respectively, when compared to the revenue for the same periods of the prior fiscal year. As a percentage, revenue decreased by 4.7% and 9.8% for the three and six months ended December 31, 2014, respectively, when compared to total revenue for the same periods of the prior year.

For the three months ended December 31, 2014, the overall decrease in revenue was primarily due to a decrease in the manufacturing segment in our Singapore operations and U.S. operations, a decrease in the distribution segment in the Singapore operations and a decrease in the real estate segment in China. These decreases were partially offset by an increase in the testing segment in all testing operations except the operations in Suzhou, China.

For the six months ended December 31, 2014, the decrease in overall revenue was primarily due to a decrease in the manufacturing segment in our Singapore operations and U.S. operations, and a decrease in the real estate segment in China. These decreases were partially offset by an increase in the distribution segment in the Singapore operations and an increase in the testing segment in all testing operations except operations in Singapore and the operations in Suzhou, China.

Revenue into and within China, the Southeast Asia regions and other countries (except revenue into and within the United States) decreased by $443 (or 4.9%) to $8,570, and by $1,696 (or 9.3%) to $16,534 for the three months and six months ended December 31, 2014, respectively, as compared with $9,013 and $18,230, respectively, for the same periods of last fiscal year.

Revenue into and within the United States was $327 and $456 for the three months and six months ended December 31, 2014, respectively, an increase of $1 and a decrease of $150, respectively, from $326 and $606 for the same periods of last fiscal year, respectively. The decrease in the six months result was mainly due to fewer orders received in the first quarter of fiscal 2015 and the delay in delivering certain orders to our customers during the second quarter of fiscal 2015, as compared to the same period in the last fiscal year.

Revenue for the three and six months ended December 31, 2014 can be discussed within the four segments as follows:

Manufacturing Segment

Revenue in the manufacturing segment as a percentage of total revenue was 37.6% for both the three and six months ended December 31, 2014, a decrease of 9.2% and a decrease of 7.9% of total revenue, respectively, when compared to the same periods of the last fiscal year.  The absolute amount of revenue decreased by $1,020 to $3,348 from $4,368 and decreased by $2,174 to $6,395 from $8,569 for the three and six months ended December 31, 2014, respectively, compared to the same periods of the last fiscal year.

Revenue in the manufacturing segment for the three and six month periods ended December 31, 2014 decreased in the Singapore operations and in the U.S operations. The decreases were mainly due to a reduction in capital spending by one of our major customers as compared to the same period of last fiscal year. The revenue in the manufacturing segment from this major customer accounted for 68.2% and 62.2% of our total revenue in the manufacturing segment for the three months ended December 31, 2014 and 2013, respectively, and 69.4% and 57.3% of our total revenue in the manufacturing segment for the six months ended December 31, 2014 and 2013, respectively. The year-end shut-down of their facilities and receiving of goods by our customers caused the delay in delivering equipments.

The future revenue in our manufacturing segment will be significantly affected by the purchase and capital expenditure plans of this major customer, if the customer base cannot be increased.

Testing Services Segment

Revenue in the testing segment as a percentage of total revenue was 57.0% for both the three and six months ended December 31, 2014, an increase of 7.8% and an increase of 11.1%, respectively, of total revenue when compared to the same periods of the last fiscal year.  The absolute amount of revenue increased by $476 to $5,073 from $4,597 and by $1,046 to $9,691 from $8,645 for the three and six months ended December 31, 2014, respectively, compared to the same periods of the last fiscal year.

Revenue in the testing segment for the three month period ended December 31, 2014 increased primarily due to an increase in testing volume in all our testing operations except the Suzhou operations in China. The increase in testing volume was mainly caused by an increase in orders from our major customers due to the increase in demand for our customers’ products. The decrease in our testing volume in the Suzhou operation in China was due to the decrease in orders from our customers due to lower demand for their products produced in China.

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

Distribution Segment

Revenue in the distribution segment as a percentage of total revenue was 4.9% for both the three and six months ended December 31, 2014, an increase of 1.4% and a decrease of 3.2%, respectively, when compared to the same periods of the prior fiscal year.  The absolute amount of revenue increased by $104 to $432 from $328, and decreased by $715 to $817 from $1,532 for the three and six months ended December 31, 2014, respectively, compared to the same periods of the last fiscal year.

Revenue in the distribution segment for the three month period ended December 31, 2014 increased primarily due to an increase in demand for the products. Revenue in the distribution segment for the six month period ended December 31, 2014 decreased even though the revenue in this segment increased in the second quarter of fiscal 2015, mainly due to the decrease in the revenue in the first quarter of this fiscal year.

Demand in the distribution segment varies depending on the demand for our customers’ products and the changes taking place in the market and our customers’ forecasts.  Hence it is difficult to accurately forecast fluctuations in the market.

Real Estate Segment

The real estate segment accounted for 0.5% of total net revenue for both the three months and six months ended December 31, 2014. The absolute amount of revenue in the real estate segment decreased by $2 to $44 from $46 and by $3 to $87 from $90 for the three and six months ended December 31, 2014, respectively, compared to the same periods of the last fiscal year. The decrease was primarily due to a decrease in rental income in the real estate segment for the three and six months ended December 31, 2014 as described below.

The two main revenue components for the real estate segment were investment income and rental income.

Rental income for the three and six months ended December 31, 2014 was $44 and $87, respectively, as compared to $46 and $90, respectively, for the same periods of the last fiscal year. The decrease of $2 and $3, respectively, was primarily due to the fact that units in JiangHuai did not generate any rental income during the three and six months ended December 31, 2014, as compared to $4 and $9 for the same period in the last fiscal year. These decreases were offset by the increase in rental income from MaoYe and FuLi as compared to the same periods in the prior fiscal year. TTCQ is actively looking for suitable tenants for renting all the commercial units.

TTCQ has yet to receive the title deed for properties purchased from JiangHuai. TTCQ is in the legal process to obtain the title deed, which is dependent on JiangHuai completing the entire project.

No investment income was recorded as “revenue” for the three months ended December 31, 2014 and 2013. Income of $16 and $68 for the three and six months ended December 31, 2014, respectively, as compared to $51 and $102 for the same periods of the last fiscal year, from certain of our property development investments was reclassified to loan receivables. Such income is included in “Other Income” with effect from the third quarter of fiscal 2011 in accordance with ASC Topic 310-10-25 Receivables.

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

On October 14, 2014, TTCQ and Jun Zhou Zhi Ye entered into a memorandum of understanding. Based on the memorandum of understanding, both parties have agreed to register a sales and purchase agreement upon Jun Zhou Zhi Ye obtaining the license to sell the properties of the commercial property (the Singapore Themed Resort Project) located in Chongqing China. The proposed agreement is for the sale of shop lots with a total area of 1,484.55 square meters as consideration for all the outstanding amounts owed to TTCQ by Jun Zhou Zhi Ye, with the exception of RMB 2,000, or approximately $326, which will be paid in cash, as follows:

a)	Long term loan receivable RMB 5,000, or approximately $814, as disclosed in Note 10, plus the unrecognized interest receivable on long term loan receivable of RMB 1,250;
b)	Commercial units measuring 668 square meters, as mentioned above; and
c)	RMB 5,900 for the part of the unrecognized cash consideration of RMB 8,000 relating to the disposal of the joint venture.

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

Comparison of the Second Quarter Ended December 31, 2014 (“Q2 2015”) and December 31, 2013 (“Q2 2014”)

The following table sets forth certain consolidated statements of income data as a percentage of revenue for the second quarters of fiscal 2015 and 2014, respectively:

	Three Months Ended December 31,
	2014	2013
Revenue	100.0%	100.0%
Cost of sales	72.5	78.7
Gross Margin	27.5%	21.3%
Operating expenses
General and administrative	19.2%	19.7%
Selling	1.9	2.2
Research and development	0.5	0.5
Impairment loss	0.6	0.0
Loss on disposal of property, plant and equipment	0.3	0.0
Total operating expenses	22.5%	22.4%
Income / (Loss) from Operations	5.0%	(1.1)%

Overall Gross Margin

Overall gross margin as a percentage of revenue increased by 6.2% to 27.5% for the three months ended December 31, 2014, from 21.3% for the same period of the last fiscal year, primarily due to an increase in the gross profit margin in the manufacturing, testing and distribution segments. The increase was partially offset by a decrease in gross profit margin in the real estate segment. In terms of absolute dollar amounts, gross profits increased by $456 to $2,443 for the three months ended December 31, 2014, from $1,987 as compared to the same period of the last fiscal year.

Gross profit margin as a percentage of revenue in the manufacturing segment increased by 5.3% to 18.6% for the three months ended December 31, 2014, from 13.3% in the same period of the last fiscal year. The increase in gross margin was due to the change in product mix, as this segment increased sales of products that had higher profit margin items sufficient to offset the decrease in gross margin due to the change in product mix in the manufacturing segment as compared to the same period of last fiscal year. In absolute dollar amounts, gross profits in the manufacturing segment increased by $42 to $622 for the three months ended December 31, 2014 from $580 for the same period of last fiscal year.

Gross profit margin as a percentage of revenue in the testing segment increased by 4.6% to 33.8% for the three months ended December 31, 2014, from 29.2% in the same period of the last fiscal year.  The increase was primarily due to an increase in testing volume in our Malaysia operations, Tianjin, China operations, Singapore operations and Thailand operations, which was partially offset by the decrease in testing volume in our Suzhou, China operations.  Significant portions of our cost of goods sold are fixed in the testing segment.  Thus, as the demand of services and factory utilization increase, the fixed costs are spread over the increased output, which increases the gross profit margin. The Tianjin, China operations and the Malaysia operations increased their space utilization, which was partially offset by the decrease in space utilization in the Singapore and Thailand operations. In absolute dollar amounts, gross profit in the testing segment increased by $373 to $1,717 for the three months ended December 31, 2014 from $1,344 for the same period of the last fiscal year.

The gross profit margin of the distribution segment is not only affected by the market price of our products, but also our product mix, which changes frequently as a result of changes in market demand. Gross profit margin as a percentage of revenue in the distribution segment increased by 6.1% to 22.0% for the three months ended December 31, 2014, from 15.9% in the same period of the last fiscal year. The increase in gross margin as a percentage of revenue was due to the change in product mix, as this segment increased sales of products that had higher profit margin items sufficient to offset the decrease in gross margin due to the change in product mix in the distribution segment as compared to the same period of last fiscal year. In terms of absolute dollar amounts, gross profit in the distribution segment for the three months ended December 31, 2014 was $95, an increase of $43 as compared to $52 in the same period of last fiscal year.

Gross profit margin as a percentage of revenue in the real estate segment was 20.5% for the three months ended December 31, 2013, a decrease of 3.4% as compared to 23.9% in the same period of the last fiscal year. In absolute dollar amounts, gross profit in the real estate segment for the three months ended December 31, 2014 was $9, a decrease of $2 from $11 in the same period of last fiscal year.  The decrease in the gross profit margin as a percentage of revenue was due to a decrease in rental revenue resulting from a time lag in renewal of rental agreements. The JiangHaui property remains vacant resulting in a decrease in rental income, which was offset by the increase in rent due to contracts entered into in the fourth quarter of fiscal 2014 and also an increase in rental due from the renewal of rental agreements. The increase in rental revenue does not have a direct impact on the cost associated with the properties, and thus may result in a lower gross margin for the interim period.

Operating Expenses

Operating expenses for the second quarters of fiscal 2015 and 2014 were as follows:

	Three Months Ended December 31,
(Unaudited)	2014	2013
General and administrative	$1,711	$1,838
Selling	165	208
Research and development	47	49
Impairment loss	55	-
Loss / (gain) on disposal of property, plant and equipment	28	(2)
Total	$2,006	$2,093

General and administrative expenses decreased by $127, or 6.9%, from $1,838 to $1,711 for the three months ended December 31, 2014 compared to the same period of last fiscal year. The decrease in the general and administrative expenses was mainly attributable to the decrease in the expenses in the Malaysia operations, U.S. operations, Thailand operations and Suzhou in China operations. The decrease was offset partially by the increase in general and administrative expenses in the Singapore operations, Tianjin, and Chongqing, China operations.

The decrease in expenses in the Malaysia operations was primarily due to the reversal of the provision for staff related expenses, which were no longer required as at December 31, 2014. The decrease in the corporate office was primarily due to a reduction in travelling expenses and professional fees. The decrease in the U.S. operations was mainly due to a decrease in payroll related expenses. The decrease in the Thailand operations was primarily due to a decrease in fees paid for professional services. These decreases were partially offset by the increase in general and administrative expenses in the Tianjin operations, Singapore operations, and Chongqing operations. The increase in the Singapore operations was primarily due to the higher reversal of provision for bonus and annual leave in the second quarter of fiscal year 2014 as compared to the reversal in the second quarter of fiscal year 2015. The increase in the Tianjin operations was primarily due to an increase in scale of operations. The increase in Chongqing operations was primarily due to an increase in legal fees. TTCQ has yet to receive the title deed for properties purchased from JiangHuai. TTCQ is in the legal process to obtain the title deed, which is dependent on JiangHuai completing the entire project.

Selling expenses decreased by $43, or 20.7%, for the three months ended December 31, 2014, from $208 to $165 compared to the same period of the last fiscal year. The decrease was mainly due to a decrease in travel expenses and commission expenses as the commissionable revenue decreased in the Singapore operations.

Income / (Loss) from Operations

Income from operations was $437 for the three months ended December 31, 2014, as compared to a loss from operations to $106 for the same period of the last fiscal year. The improvement was mainly due to the increase in gross margin and a decrease in operating expenses, as previously discussed.

Interest Expense

Interest expense for the second quarters of fiscal 2015 and 2014 was as follows:

	Three Months Ended December 31,
(Unaudited)	2014	2013
Interest expenses	$(58)	$(66)

Interest expense decreased by $8 to $58 from $66 for the, three months ended December 31, 2014, primarily due to payment of credit facilities and decreasing lines of credit utilized in the Singapore operation. We are trying to keep our debt at a minimum in order to save financing costs.  As of December 31, 2014, the Company had an unused line of credit of $5,875.

Income Tax Benefit / (Expenses)

Income tax expenses for the three months ended December 31, 2014 were $132, as compared to income tax benefit of $39 for the same quarter last fiscal year. The increase in income tax expense was mainly due to tax provision in our Tianjin, China operations and due to deferred tax for the timing difference recorded for the three months ended December 31, 2014 as compared to the same period in the previous fiscal year. Tax expenses include $59, representing the tax withheld by the China and Malaysia subsidiaries for the payments made to the Singapore subsidiary that is not recoverable. The tax withheld by the China and Malaysia subsidiaries was paid to the inland revenue department of the respective countries.

Non-controlling Interest

As of December 31, 2014, we held a 55% interest in Trio-Tech (Malaysia) Sdn. Bhd., Trio-Tech (Kuala Lumpur) Sdn. Bhd., SHI International Pte. Ltd. and PTSHI Indonesia, and a 76% interest in Prestal Enterprise Sdn. Bhd. The non-controlling interest for the three months ended December 31, 2014, in the net income of subsidiaries, was $154, a change of $157 compared to the non-controlling interest in the net loss of $3 for the same period of the previous fiscal year.  The increase in the non-controlling interest in the net income of subsidiaries was attributable to the higher net income generated by the Malaysia operations.

Loss from Discontinued Operations

Loss from discontinued operations was $6 for the three months ended December 31, 2014 as compared to $30 for the same period of the last fiscal year. The other income in the discontinued operations was higher during the three months ended December 31, 2014, which was partially offset by the higher general and administrative expenses as compared to the same period in the last fiscal year.

Net Income / (Loss)

Net income was $94 for the three months ended December 31, 2014, as compared to a net loss of $365 for the three months ended December 31, 2013. The change from net loss to net income was mainly due to an increase in gross margin and a decrease in operating expenses, as previously discussed. These decreases were partially offset by the increase in income tax expenses, as discussed above.

Earnings / (Loss) per Share

Basic and diluted earnings per share from continuing operations for the three months ended December 31, 2014 was $0.03 compared to basic and diluted loss per share of $0.10 in the same period of the last fiscal year. The change in earnings per share was due to an increase in net income, as discussed above.

Basic and diluted loss per share from the discontinued operations was nil and $0.01 for the three months ended December 31, 2014 and 2013, respectively. Decrease in loss per share in the discontinued operations was mainly because the operations expenses were lower for the second quarter of fiscal 2015, while there were higher expenses during the second quarter of fiscal 2014.

Segment Information

The revenue, gross margin and income from each segment for the second quarter of fiscal 2015 and the second quarter of fiscal 2014, respectively, are presented below. As the revenue and gross margin for each segment have been discussed in the previous section, only the comparison of income from operations is discussed below.

Manufacturing Segment

The revenue, gross margin and loss from operations for the manufacturing segment for the second quarter of fiscal 2015 and 2014 were as follows:

	Three Months Ended December 31,
(Unaudited)	2014	2013
Revenue	$3,348	$4,368
Gross margin	18.6%	13.3%
Loss from operations	$(117)	$(201)

Loss from operations in the manufacturing segment decreased by $84 to a loss of $117 for the three months ended December 31, 2014 from a loss of $201 in the same period of the last fiscal year. The decrease was primarily due to an increase of $42 in the gross margin and a decrease of $42 in operating expenses as discussed earlier. Operating expenses for the manufacturing segment were $739 and $781 for the three months ended December 31, 2014 and 2013, respectively.  The decrease in operating expenses of $42 was mainly due to a decrease in selling expenses of $49 and a decrease in allocation of corporate expenses, which was partially offset by the increase in general and administrative expenses by $33 as compared to the same period of last fiscal year.

Testing Segment

The revenue, gross margin and income from operations for the testing segment for the second quarters of fiscal 2015 and 2014 were as follows:

	Three Months Ended December 31,
(Unaudited)	2014	2013
Revenue	$5,073	$4,597
Gross margin	33.8%	29.2%
Income from operations	$687	$289

Income from operations in the testing segment for the three months ended December 31, 2014 was $687, an increase of $398 compared to $289 in the same period of last fiscal year. The increase in operating income was mainly attributable to an increase of $374 in gross margin, as discussed earlier, and a decrease of $25 in operating expenses. Operating expenses were $1,030 and $1,055 for the three months ended December 31, 2014 and 2013, respectively. The decrease in operating expenses was mainly attributable to a decrease of $135 in general and administrative expense, which was partially offset by an increase in impairment expenses by $55, loss on disposal of plant, property and equipment by $30, allocation of the corporate charges by $17, and selling expenses by $8.

Distribution Segment

The revenue, gross margin and income from operations for the distribution segment for the second quarters of fiscal 2015 and 2014 were as follows:

	Three Months Ended December 31,
(Unaudited)	2014	2013
Revenue	$432	$328
Gross margin	22.0%	15.9%
Income from operations	$36	$7

Income from operations in the distribution segment increased by $29 to $36 for the three months ended December 31, 2014, as compared to $7 in the same period of the last fiscal year. The increase in operating income was mainly due to an increase in gross profit by $43, which was partially offset by an increase in operating expenses by $14. Operating expenses increased mainly due to an increase in general and administrative expenses and an increase in allocation of corporate charges. Operating expenses were $59 and $45 for the three months ended December 31, 2014 and 2013, respectively.

Real Estate Segment

The revenue, gross margin and loss from operations for the real estate segment for the second quarters of fiscal 2015 and 2014 were as follows:

	Three Months Ended December 31,
(Unaudited)	2014	2013
Revenue	$44	$46
Gross margin	20.5%	23.9%
Loss from operations	$(43)	$(22)

Loss from operations in the real estate segment for the three months ended December 31, 2014 was $43, an increase of $21, as compared to $22 for the same period of the last fiscal year.  The increase in operating loss was mainly due to a decrease in gross margin as discussed earlier and an increase in operating expense of $19. The operating expenses were $52 and $33 for the three months ended December 31, 2014 and 2013, respectively. The increase in operating expenses as compared to the same quarter in last fiscal year was primarily due to an increase in travelling expenses and legal expenses.

Corporate

The loss from operations for corporate for the second quarters of fiscal 2015 and 2014 were as follows:

	Three Months Ended December 31,
(Unaudited)	2014	2013
Loss from operations	$(126)	$(179)

Corporate operating loss decreased by $53 to $126 for the three months ended December 31, 2014 from $179 in the same period of the last fiscal year.  The decrease in operating loss was mainly due to a decrease in travel expenses and professional fees. Stock option expenses during the three months ended December 31, 2014 were $89 as compared to $86 for the same period of last fiscal year.

Comparison of the Six Months Ended December 31, 2014 and December 31, 2013

	Six Months Ended December 31,
	2014	2013
Revenue	100.0%	100.0%
Cost of sales	75.0	78.3
Gross Margin	25.0%	21.7%
Operating expenses:
General and administrative	20.2%	19.5%
Selling	1.7	2.2
Research and development	0.6	0.5
Impairment loss	0.4	0.0
Loss on disposal of property, plant and equipment	0.2	0.1
Total operating expenses	23.1%	22.3%
Income / (Loss) from Operations	1.9%	(0.6)%

Overall Gross Margin

Overall gross margin as a percentage of revenue increased by 3.3% to 25.0% for the six months ended December 31, 2014, from 21.7% in the same period of last fiscal year, primarily due to an increase in the gross profit margin in the testing segment, which was partially offset by a decrease in the gross profit margin in the manufacturing, distribution and real estate segments. In terms of absolute dollar amounts, gross profits increased by $162 to $4,240 for the six months ended December 31, 2014, from $4,078 for the same period of the last fiscal year.

Gross profit margin as a percentage of revenue in the manufacturing segment decreased by 3.6% to 12.4% for the six months ended December 31, 2014, from 16.0% in the same period of the last fiscal year. In absolute dollar amounts, the gross profit decreased by $579 to $796 for the six months ended December 31, 2014 as compared to $1,375 for the same period in last fiscal year. The decrease in absolute dollar amount of gross margin was primarily due to a decrease in revenue. The decrease in revenue was higher than the decrease in cost, resulting in the decrease in gross margin. The decrease in revenue in the Singapore operations was primarily due to the decrease in orders from one major customer, as discussed earlier.

Gross profit margin as a percentage of revenue in the testing segment increased by 6.5% to 33.9% for the six months ended December 31, 2014 from 27.4% in the same period of the last fiscal year. Our Tianjin operations in China, the Thailand operations and the U.S. operations increased their gross margin during the six months ended December 31, 2014 as compared to the same period of the last fiscal year, which was partially offset by the decrease in gross margin in the Suzhou operations in China, the Singapore operations, and the Malaysia operations. Thus, as the demand of services and factory utilization increases, the fixed costs are spread over the increased output, which increases the gross profit margin. In terms of absolute dollar amounts, gross profit in the testing segment increased by $919 to $3,286 for the six months ended December 31, 2014, from $2,367 for the same period of the last fiscal year. Gross profit in absolute dollar increased in our Tianjin operations in China, our Thailand operations and our U.S. operations, which profit was partially offset by the decrease in our Singapore operations and Suzhou operations in China.

Gross profit margin as a percentage of revenue in the distribution segment decreased by 3.5% to 17.1% for the six months ended December 31, 2014, from 20.6% for the same period of the last fiscal year.  The decrease in gross margin was due to the change in product mix, as this segment had fewer sales of products with a higher profit margin as compared to the same period of last fiscal year.  In terms of absolute dollar amounts, gross profit in the distribution segment for the six months ended December 31, 2014 was $140, a decrease of $176 as compared to $316 in the same period of the last fiscal year. The gross profit margin of the distribution segment was not only affected by the market price of our products, but also our product mix, which changes frequently as a result of changes in market demand.

Gross profit margin as a percentage of revenue in the real estate segment was 20.7% for the six months ended December 31, 2014, a decrease of 1.5% from 22.2% for the same period in the last fiscal year. In terms of absolute dollar amounts, gross profit in the real estate segment for the six months ended December 31, 2014 was $18, a decrease of $2 from $20 in the same period of the last fiscal year. The decrease in the gross profit margin as a percentage of revenue was due to a decrease in rental revenue compared to the costs, which are fixed. Certain rental agreements expired and were only renewed after a period of vacancy, as discussed above.

Operating Expenses

Operating expenses for the six months ended December 31, 2014 and 2013 were as follows:

	Six Months Ended December 31,
(Unaudited)	2014	2013
General and administrative	$3,438	$3,672
Selling	296	413
Research and development	94	101
Impairment loss	70	-
Loss on disposal of property, plant and equipment	28	11
Total	$3,926	$4,197

General and administrative expenses decreased by $234, or 6.4%, from $3,672 to $3,438 for the six months ended December 31, 2014 compared to the same period of the last fiscal year. The decrease in general and administrative expenses was primarily in the testing segment and in the corporate office in the U.S., which was partially offset by the increase in such expenses in the manufacturing segment, real estate segment and distribution segment. The decrease was mainly attributable to a decrease in stock option expenses by $111, traveling expenses, and professional fees in the corporate office, which were partially offset by an increase in general and administrative expenses such as salary and staff related expenses in the Tianjin operations for the six months ended December 31, 2014 as compared to the same period of last fiscal year.

Selling expenses decreased by $117, or 28.3%, for the six months ended December 31, 2014, from $413 to $296 compared to the same period of the last fiscal year, which was mainly due to a decrease in commission expenses as a result of a decrease in commissionable sales and a decrease in travelling expenses in our Singapore operations.

Income / (Loss) from Operations

Income from operations was $314 for the six months ended December 31, 2014 as compared to a loss from operations of $119 for the same period of the last fiscal year. The change was mainly due to an increase in gross profit margin and a decrease in operating expenses, as discussed earlier.

Interest Expenses

Interest expenses for the six months ended December 31, 2014 and 2013 were as follows:

	Six Months Ended December 31,
(Unaudited)	2014	2013
Interest expenses	$(122)	$(134)

Interest expenses decreased by $12 to $122 from $134 for the six months ended December 31, 2014 as compared to the same period of the last fiscal year due to repayment of credit facilities by the Singapore operation.

Income Tax Benefit / (Expenses)

Income tax expense for the six months ended December 31, 2014 was $86, as compared to income tax benefit of $82 for the same period of the last fiscal year.  The increase in income tax expense was mainly due to tax provision in the Tianjin operations in China and due to deferred tax for the timing difference recorded for the six months ended December 2014 as compared to the same period in the previous fiscal year. Tax expenses included $66, representing the tax withheld by the China and Malaysia subsidiaries for the payments made to the Singapore subsidiary that is not recoverable. The tax withheld by the China and Malaysia subsidiaries was paid to the inland revenue department of the respective countries.

Non-controlling Interest

As of December 31, 2014, we held a 55% interest in Trio-Tech Malaysia, Trio-Tech (Kuala Lumpur) Sdn. Bhd., SHI International Pte. Ltd. and PTSHI Indonesia, and a 76% interest in Prestal Enterprise Sdn. Bhd. The non-controlling interest for the six months ended December 31, 2014, in the net income of subsidiaries, was $210 as compared to the non-controlling interest in the net loss of $98 for the same period of last fiscal year. The increase in the non-controlling interest in the net income of subsidiaries was attributable to the increase in net income generated by the Malaysia testing operation as a result of an increase in revenue as compared to the same period in the prior fiscal year.

Income / (Loss) from Discontinued Operations

Income from discontinued operations was $20 for the six months ended December 31, 2014 as compared to a loss of $72 for the same period of the last fiscal year. The other income in the discontinued operations was higher during the six months ended December 31, 2014, which was partially offset by the higher general and administrative expenses as compared to the same period in the last fiscal year.

Net Loss

Net loss was $30 for the six months ended December 31, 2014, a decrease of $352 as compared to $382 for the same period in the last fiscal year. The decrease in net loss was mainly due to an increase in gross margin and a decrease in operating expenses as discussed above.

Loss per Share

Basic and diluted loss per share from continuing operations for the six months ended December 31, 2014 was $0.01 compared to basic and diluted loss per share of $0.10 in the same period of last fiscal year.  Decrease in loss per share was mainly due to higher gross margin and lower operating expenses for the six months ending December 31, 2014, as discussed earlier.

Basic and diluted loss per share from discontinued operations for the six months ended December 31, 2014 was nil compared to basic and diluted loss per share of $0.01 in the same period of last fiscal year. Because the operations were discontinued in the fourth quarter of fiscal 2013, expenses continued incurred during the six months ended December 2013. There were no such expenses for the six months ended December 31, 2014.

Segment Information

The revenue, gross profit margin, and income or loss from each segment for the six months ended December 31, 2014 and 2013, respectively, are presented below.  As the segment revenue and gross margin for each segment have been discussed in the previous section, only the comparison of income from operations is discussed below.

Manufacturing Segment

The revenue, gross margin and loss from operations for the manufacturing segment for the six months ended December 31, 2014 and 2013 were as follows:

	Six Months Ended December 31,
(Unaudited)	2014	2013
Revenue	$6,395	$8,569
Gross margin	12.4%	16.0%
Loss from operations	$(735)	$(328)

Loss from operations from the manufacturing segment increased by $407 to $735 for the six months ended December 31, 2014 from $328 in the same period of the last fiscal year, primarily due to a decrease in revenue by $2,174, resulting in a decrease in gross profit by $579, as discussed earlier. Operating expenses for the manufacturing segment were $1,531 and $1,703 for the six months ended December 31, 2014 and 2013, respectively. The decrease in operating expenses of $172 was mainly due to a decrease in selling expenses, a decrease in allocation of corporate charges, a decrease in research and development expenses and a decrease in gain on disposal of property, plant and equipment. The decrease was partially offset by the increase in general and administrative expenses and an increase in impairment of fixed assets. Corporate expenses charged in fiscal 2014 were based on a pre-determined fixed amount, which was higher than the previous fiscal year in the Singapore operations for the six months ended December 31, 2014. The impairment was due to certain equipment in the Tianjin operations in China found not suitable to test customer’s products and hence the decision to impair this asset.

Testing Segment

The revenue, gross margin and income from operations for the testing segment for the six months ended December 31, 2014 and 2013 were as follows:

	Six Months Ended December 31,
(Unaudited)	2014	2013
Revenue	$9,691	$8,645
Gross margin	33.9%	27.4%
Income from operations	$1,274	$391

Income from operations in the testing segment for the six months ended December 31, 2014 was $1,274, an increase of $883 compared to $391 in the same period of the last fiscal year. The increase in operating income was attributable to an increase of $919 in gross profit, which was partially offset by an increase of $36 in operating expenses. Operating expenses were $2,012 and $1,976 for the six months ended December 31, 2014 and 2013, respectively. The increase in operating expenses was mainly attributable to an increase in the operating expenses in our Tianjin operations in China and in our Singapore operations, which were partially offset by a decrease in the operating expenses in our Malaysia operations, in our Suzhou operations in China and in our Thailand operations.

Distribution Segment

The revenue, gross margin and income from operations for the distribution segment for the six months ended December 31, 2014 and 2013 were as follows:

	Six Months Ended December 31,
(Unaudited)	2014	2013
Revenue	$817	$1,532
Gross margin	17.1%	20.6%
Income from operations	$-	$199

Income from operations in the distribution segment decreased by $199 to nil for the six months ended December 31, 2014 from $199 for the same period of last year. The decrease in operating income was mainly due to a decrease in revenue and a decrease in gross profit, as discussed earlier. Gross profit decreased by $176 and operating expenses increased by $23. Operating expenses were $140 and $117 for the six months ended December 31, 2014 and 2013, respectively. The increase in operating expenses was mainly due to an increase in general and administrative expenses and an increase in allocation of corporate expenses on a predetermined fixed charge basis, which was higher than that of the same period in last fiscal year. These increases were partially offset by the decrease in selling expenses caused by the decrease in commission expenses due to a decrease in commissionable sales.

Real Estate Segment

The revenue, gross margin and loss from operations for the real estate segment for the six months ended December 31, 2014 and 2013 were as follows:

	Six Months Ended December 31,
(Unaudited)	2014	2013
Revenue	$87	$90
Gross margin	20.7%	22.2%
Loss from operations	$(91)	$(45)

Loss from operations in the real estate segment for the six months ended December 31, 2014 was $91, an increase of $46 compared to a loss of $45 for the same period of the last fiscal year.  The increase in operating loss was mainly due to an increase in operating expenses, and a decrease in gross margin, as discussed earlier. Operating expenses increased by $44 to $109 for the six months ended December 31, 2014 as compared to $65 for the same period in the last fiscal year. The increase in operating expenses was mainly due to an increase in legal fees, which was partially offset by the lower  allowance for doubtful receivables for the six months ended December 31, 2014 as compared to the same period in last fiscal year, as previously discussed.

Corporate

The loss from operations for corporate for the six months ended December 31, 2014 and 2013 were as follows:

	Six Months Ended December 31,
(Unaudited)	2014	2013
Loss from operations	$(134)	$(336)

Operating losses in the corporate office for the six months ended December 31, 2014 was $134, a decrease of $202, as compared to $336 for the same period of the last fiscal year.  This was mainly due to a decrease in stock option expenses, travel expenses, and professional fees. The stock option expenses for the six months ended December 31, 2014 were $89, a decrease of $111 from $200 for the same period in the last fiscal year.

Financial Condition

During the six months ended December 31, 2014 total assets decreased by $1,720, from $34,590 as at June 30, 2014 to $32,870 as at December 31, 2014. The decrease in total assets was primarily due to a decrease in cash and cash equivalents, trade accounts receivables, deferred tax assets, investment properties, property, plant and equipment, loans receivable from property development projects and restricted term deposits, though partially offset by an increase in other receivables, inventories, prepaid expenses, and other assets.

Cash and cash equivalents were $2,409 as at December 31, 2014, reflecting a decrease of $529 from $2,938 as at June 30, 2014, primarily due to payments for loans, and dividends in the Malaysia operation, and decreased collections from customers in the Suzhou, China operation. Collections from customers in Suzhou were less due to a decrease in sales for the six months ended December 31, 2014 as compared to the same period last fiscal year. This cash outflow was partially offset by the cash inflow from increase in collections from customers in Tianjin in China, Singapore and Thailand operations. The total sales decreased by $1,846 for the six months ended December 31, 2014 from $18,836 to $16,990 as compared to the same period last fiscal year.

At December 31, 2014, the trade accounts receivable balance decreased by $393 to $8,232 from $8,625 as at June 30, 2014, primarily due to a decrease in revenue in the Singapore and China operations for the second quarter of fiscal 2015. The number of days’ sales outstanding was 94 days at the end of the second quarter of fiscal 2015 compared to 87 days at the end of the of fiscal year 2014. The increase in days’ sales outstanding was primarily due to higher sales in the month ended December 31, 2014, as compared to the year-end of last fiscal year.

At December 31, 2014, other receivables were $405, reflecting an increase of $94 from $311 as at June 30, 2014. The increase was primarily due to the increase in advance payment in our Singapore and Tianjin operations and the decrease in goods and services taxes claimable, as the sales were higher than the purchases during the six months ended December 31, 2014.

Inventory at December 31, 2014 was $1,450, an increase of $344 compared to $1,106 as at June 30, 2014. The increase in inventory was mainly due to an increase in the work in progress, raw material and finished goods in the Singapore operations in the second quarter of fiscal 2015, as compared to the fourth quarter of fiscal 2014. The number of days’ inventory held was 67 days at the end of the second quarter of fiscal 2015 compared to 66 days at the end of fiscal year 2014.  The higher days’ inventory on hand was due to a decrease in utilization of the inventory by the Singapore operation in the six month period ended December 31, 2014, as compared to the year end of fiscal 2014.

Prepaid expenses and other current assets were $263 as at December 31, 2014 compared to $205 as at June 30, 2014. The increase of $58 was primarily due to prepayments for software license fees for Singapore operations and prepayments for insurance by the U.S., Singapore, Malaysia and China operations.

Investment properties in China and Malaysia at December 31, 2014 were $1,703, a decrease of $62 from $1,765 as at June 30, 2014.  The decrease was primarily due to depreciation charged and the foreign exchange fluctuations for the six months ended December 31, 2014.

Property, plant and equipment decreased by $945 from $13,541 as at June 30, 2014 to $12,596 as at December 31, 2014, mainly due to depreciation charges of $1,189, disposal of certain property, plant and equipment in the Suzhou operations and impairment in the Singapore and Tianjin operations. These decreases were partially offset by the capital expenditures of $934 incurred mainly in the Malaysia and Singapore operations and in Tianjin and Suzhou in the China operations.

Restricted term deposits as at December 31, 2014 decreased by $197 to $3,344, as compared to $3,541 as at June 30, 2014. This was due to the foreign currency exchange difference between functional currency and the U.S. dollar from June 30, 2014 to December 31, 2014.

At December 31, 2014, loans receivable from property development projects were nil, compared to $805 as at June 30, 2014. The balances were transferred during the quarter ended December 31, 2014 as a down payment for the purchase of property in China.

Other assets as at December 31, 2014 increased by $734 to $1,997, compared to $1,263 as at June 30, 2014.  The increase in other assets was primarily due to down payment for fixed assets in the Malaysia operations and Tianjin and Chongqing operations in China.

Lines of credit as at December 31, 2014 decreased by $1,078 to $2,689, compared to $3,767 as at June 30, 2014. The decrease in lines of credit was mainly due to re-payment of credit facility by the Singapore operations, which was partially offset by new lines of credit availed in our Malaysia operations.

Trade accounts payable as at December 31, 2014 increased by $170 to $3,332 from $3,162 as at June 30, 2014.  The increase was mainly due to the Singapore and China operations maximizing the credit terms offered by the suppliers.

Total bank loans payable as at December 31, 2014 decreased by $570 to $2,476 from $3,046, mainly due to repayment by our Singapore and Malaysia operations, and one of the loans that was outstanding as at June 30, 2014 was settled as at December 31, 2014.

Liquidity Comparison

Net cash provided by operating activities decreased by $456 to $1,745 for the six months ended December 31, 2014, compared to $2,201 in the same period of the last fiscal year. The decrease in net cash generated by operating activities was primarily due to a decrease in other receivables by $1,556, a decrease in other non-current liabilities by $26 and a decrease in inventories by $1,510, which were partially offset by an increase in accounts receivables by $858, an increase in other assets by $994, an increase in prepaid expenses and other current assets by $29, an increase in accounts payable by $570, and an increase in income tax payable by $47.

Net cash used in investing activities decreased by $807 to $883 for the six months ended December 31, 2014, compared to $1,690 for the same period of the last fiscal year.  The decrease in cash outflow in the investing activities was primarily due to a decrease in capital spending by $822 during the six months ended December 31, 2014.

Net cash used in financing activities for the six months ended December 31, 2014 was $1,332, representing an increase of $661 compared to $671 during the same period of the last fiscal year. The increase in outflow was mainly due to an increase in repayment of lines of credit by $446, a decrease in proceeds from long-term bank loans by $36, and there were no proceeds from the exercise of stock options as compared to the same period of last fiscal year. The increase in outflow in financing activities was partially offset by a decrease in repayment of bank loans and capital leases of $83 in our Singapore operation, while there were no dividends paid to a non-controlling interest during the six months ended December 31, 2014, as compared to dividends paid to a non-controlling interest of $80 in the same period of last fiscal year.

We believe that our projected cash flows from operations, borrowing availability under our revolving lines of credit, cash on hand, trade credit and the secured bank loan will provide the necessary financial resources to meet our projected cash requirements for at least the next 12 months.

Critical Accounting Estimates & Policies

During the six months ended December 31, 2014 there have been no significant changes in the critical accounting policies, except as disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the most recent Annual Report on Form 10-K.

 ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2014, the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective at a reasonable level.

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

TRIO-TECH INTERNATIONAL
By: /s/ Victor H.M. Ting VICTOR H.M. TING Vice President and Chief Financial Officer (Principal Financial Officer) Dated: February 17, 2015