Form 10-Q
period 2015-03-31
TRIO-TECH INTERNATIONAL
filed 2015-05-13
CIK 732026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

As of May 05, 2015, there were 3,513,055 shares of the issuer’s Common Stock, no par value, outstanding.

TRIO-TECH INTERNATIONAL
INDEX TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION, OTHER INFORMATION AND SIGNATURE

		Page
Part I.	Financial Information

Item 1.	Financial Statements
	(a) Condensed Consolidated Balance Sheets as of March 31, 2015 (Unaudited) and June 30, 2014	2
	(b) Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended March 31, 2015 (Unaudited) and March 31, 2014 (Unaudited)	3
	(c) Condensed Consolidated Statements of Comprehensive Income for the Three Months and Nine Months Ended March 31, 2015 (Unaudited) and March 31, 2014 (Unaudited)	4
	(d) Condensed Consolidated Statements of Shareholders Equity for the Nine Months Ended March 31, 2015 (Unaudited) and the Year Ended June 30, 2014	5
	(e) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2015 (Unaudited) and March 31, 2014 (Unaudited)	6
	(f) Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	42
Item 4.	Controls and Procedures	42

Part II.	Other Information

Item 1.	Legal Proceedings	43
Item 1A.	Risk Factors	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3.	Defaults upon Senior Securities	43
Item 4.	Mine Safety Disclosures	43
Item 5.	Other Information	43
Item 6.	Exhibits	43

Signatures		44

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	March 31, 2015	June 30, 2014
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$2,373	$2,938
Short-term deposits	104	102
Trade accounts receivable, less allowance for doubtful accounts of $458 and $438	8,361	8,625
Other receivables	284	311
Inventories, less provision for obsolete inventory of $715 and $844	1,410	1,106
Prepaid expenses and other current assets	302	205
Total current assets	12,834	13,287
NON-CURRENT ASSETS:
Deferred tax assets	360	388
Investments	-	-
Investment properties, net	1,669	1,765
Property, plant and equipment, net	12,208	13,541
Loans receivable from property development projects	-	805
Other assets	2,029	1,263
Restricted term deposits	2,610	3,541
Total non-current assets	18,876	21,303
TOTAL ASSETS	$31,710	$34,590

LIABILITIES
CURRENT LIABILITIES:
Lines of credit	$1,819	$3,767
Accounts payable	2,387	3,162
Accrued expenses	3,765	3,046
Income taxes payable	241	214
Current portion of bank loans payable	169	448
Current portion of capital leases	146	81
Total current liabilities	8,527	10,718
NON-CURRENT LIABILITIES:
Bank loans payable, net of current portion	2,118	2,598
Capital leases, net of current portion	274	200
Deferred tax liabilities	164	202
Other non-current liabilities	39	39
Total non-current liabilities	2,595	3,039
TOTAL LIABILITIES	$11,122	$13,757

Commitments and contingencies	-	-
EQUITY
TRIO-TECH INTERNATIONAL’S SHAREHOLDERS' EQUITY:
Common stock, no par value, 15,000,000 shares authorized; 3,513,055 shares issued and outstanding as at March 31, 2015 and June 30, 2014, respectively	$10,882	$10,882
Paid-in capital	3,078	2,972
Accumulated retained earnings	1,891	1,725
Accumulated other comprehensive gain-translation adjustments	2,896	3,522
Total Trio-Tech International shareholders' equity	18,747	19,101
Non-controlling interests	1,841	1,732
TOTAL EQUITY	$20,588	$20,833
TOTAL LIABILITIES AND EQUITY	$31,710	$34,590

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

	Nine Months Ended		Three Months Ended
	Mar. 31,	Mar. 31,	Mar. 31,	Mar. 31,
	2015	2014	2015	2014
Revenue
Products	$11,574	$13,495	$4,362	$3,394
Testing services	13,829	13,244	4,138	4,599
Others	130	136	43	46

	25,533	26,875	8,543	8,039
Cost of Sales
Cost of products sold	9,711	11,305	3,435	2,895
Cost of testing services rendered	8,991	9,420	2,586	3,142
Others	103	105	34	35

	18,805	20,830	6,055	6,072

Gross Margin	6,728	6,045	2,488	1,967

Operating Expenses:
General and administrative	5,175	5,429	1,737	1,757
Selling	531	553	235	140
Research and development	138	150	44	49
Impairment loss	70	-	-	-
Loss on disposal of property, plant and equipment	28	11	-	-
Total operating expenses	5,942	6,143	2,016	1,946

Income / (Loss) from Operations	786	(98)	472	21

Other (Expenses) / Income
Interest expenses	(174)	(196)	(52)	(62)
Other income, net	57	36	3	77
Total other (expenses) / income	(117)	(160)	(49)	15

Income / (Loss) from Continuing Operations before Income Taxes	669	(258)	423	36

Income (Expenses) / Tax Benefits	(256)	266	(170)	184

Income from continuing operations before non-controlling interest, net of tax	413	8	253	220

Discontinued Operations (Note 16)
Income / (loss) from discontinued operations, net of tax	7	(38)	(13)	34
NET INCOME / (LOSS)	420	(30)	240	254

Less: net income attributable to non-controlling interest	251	195	41	97
Net Income / (Loss) Attributable to Trio-Tech International Common Shareholders	$169	$(225)	$199	$157

Amounts Attributable to Trio-Tech International Common Shareholders:
Income / (loss) from continuing operations, net of tax	166	(204)	207	138
Income / (loss) from discontinued operations, net of tax	3	(21)	(8)	19
Net Income / (Loss) Attributable to Trio-Tech International Common Shareholders	$169	$(225)	$199	$157
Basic and Diluted Earnings / (Loss) per Share:
Basic and diluted earnings / (loss) per share from continuing operations attributable to Trio-Tech International	$0.05	$(0.06)	$0.06	$0.04
Basic and diluted earnings per share from discontinued operations attributable to Trio-Tech International	$-	$-	$-	$0.01
Basic and Diluted Earnings / (Loss) per Share from Net Income / (Loss) Attributable to Trio-Tech International	$0.05	$(0.06)	$0.06	$0.05

Weighted average number of common shares outstanding
Basic	3,513	3,513	3,513	3,513
Dilutive effect of stock options	41	-	16	69
Number of shares used to compute earnings per share diluted	3,554	3,513	3,529	3,582

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNAUDITED (IN THOUSANDS)

	Nine Months Ended		Three Months Ended
	Mar. 31, 2015	Mar. 31, 2014	Mar. 31, 2015	Mar. 31, 2014
Comprehensive Income Attributable to Trio-Tech International Common Shareholders:

Net income / (loss)	420	(30)	240	254
Foreign currency translation, net of tax	(767)	(394)	(353)	(249)
Comprehensive (Loss) / Income	(347)	(424)	(113)	5
Less: comprehensive income / (loss) attributable to non-controlling interest	110	82	(39)	88
Comprehensive Loss Attributable to Trio-Tech International Common Shareholders	$(457)	$(506)	$(74)	$(83)

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(IN THOUSANDS)

	Common Stock		Additional Paid-in Capital	Accumulated Retained Earnings	Accumulated Other Comprehensive Income	Non- Controlling Interests
	Shares	Amount					Total
		$	$	$	$	$	$
Balance at June 30, 2013	3,322	10,531	2,756	1,668	3,680	1,971	20,606

Stock option expenses	-	-	216	-	-	-	216
Net income	-	-	-	57	-	144	201
Translation adjustments	-	-	-	-	(158)	(70)	(228)
Dividend declared by subsidiary	-	-	-	-	-	(313)	(313)
Stock options exercised	191	351	-	-	-	-	351
Balance at June 30, 2014	3,513	10,882	2,972	1,725	3,522	1,732	20,833

Stock option expenses	-	-	97	-	-	-	97
Net income	-	-	-	166	-	251	417
Translation adjustments	-	-	-	-	(626)	(142)	(768)
Dividend declared by subsidiary	-	-	-	-	-	-	-
Contribution to capital – payable forgiveness	-	-	9	-	-	-	9
Stock options exercised	-	-	-	-	-	-	-
Balance at Mar. 31, 2015	3,513	10,882	3,078	1,891	2,896	1,841	20,588

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)

	Nine Months Ended March 31, 2015	Nine Months Ended March 31, 2014
	(Unaudited)	(Unaudited)
Cash Flow from Operating Activities
Net income / (loss)	$420	$(30)
Adjustments to reconcile net income / (loss) to net cash flow provided by operating activities
Depreciation and amortization	1,742	1,798
Bad debt expense, net	50	362
Inventory recovery	(77)	(63)
Warranty expense, net	77	-
Accrued interest expense, net of interest income	27	123
Loss on sale of property-continued operations	28	56
Impairment loss	70	-
Contribution to capital – payable forgiveness	9	-
Stock option expenses	97	208
Deferred tax provision	(3)	(31)
Changes in operating assets and liabilities, net of acquisition effects
Accounts receivables	244	517
Other receivables	27	1,360
Other assets	42	(1,225)
Inventories	(307)	707
Prepaid expenses and other current assets	(96)	64
Accounts payable and accrued liabilities	13	(467)
Income taxes payable	29	(251)
Other non-current liabilities	-	26
Net Cash Provided by Operating Activities	2, 392	3,154

Cash Flow from Investing Activities
Proceeds from maturing of restricted & un-restricted deposits	636	-
Additions to property, plant and equipment	(1,460)	(2,297)
Proceeds from disposal of plant, property and equipment	15	31
Net Cash Used in Investing Activities	(809)	(2,266)

Cash Flow from Financing Activities
Repayment on lines of credit	(1,644)	(1,018)
Repayment of bank loans and capital leases	(570)	(795)
Proceeds from long-term bank loans	260	525
Proceeds from exercising stock options	-	351
Dividend paid to non-controlling interest	(3)	(82)

Net Cash Used in Financing Activities	(1,957)	(1,019)

Effect of Changes in Exchange Rate	(191)	(113)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(565)	(244)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,938	2,793
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,373	$2,549

Supplementary Information of Cash Flows
Cash paid during the period for:
Interest	$177	$196
Income taxes	$8	$16

Non-Cash Transactions
Capital leases of property, plant and equipment	$260	$67

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT EARNINGS PER SHARE AND NUMBER OF SHARES)

1. ORGANIZATION AND BASIS OF PRESENTATION

Trio-Tech International (the “Company” or “TTI” hereafter) was incorporated in fiscal 1958 under the laws of the State of California.  TTI provides third-party semiconductor testing and burn-in services primarily through its laboratories in Southeast Asia. In addition, TTI operates testing facilities in the United States.  The Company also designs, develops, manufactures and markets a broad range of equipment and systems used in the manufacturing and testing of semiconductor devices and electronic components. In fiscal 2015, TTI conducted business in the foregoing four segments: Manufacturing, Testing Services, Distribution and Real Estate. TTI has subsidiaries in the U.S., Singapore, Malaysia, Thailand and China as follows:

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

 * 100% owned by Trio-Tech International Pte. Ltd.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  All significant inter-company accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements are presented in U.S. dollars.  The accompanying condensed consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.  Operating results for the nine months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2015.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the fiscal year ended June 30, 2014.

2.   NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) amended ASU 2015-07 Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient.

The amendments in ASU 2015-07 are effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. A reporting entity should apply the amendments retrospectively to all periods presented. Early adoption is permitted. The adoption of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

The amendments in ASU 2015-06 specify that for purposes of calculating historical earnings per unit under the two-class method, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner.

The amendments in ASU 2015-06 are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The amendments should be applied retrospectively for all financial statements presented. The adoption of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

The amendments in ASU 2015-02 are intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions).

The amendments in ASU 2015-02 are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. ASU 2015-02 may be applied retrospectively in previously issued financial statements for one or more years with a cumulative-effect adjustment to retained earnings as of the beginning of the first year restated. The company has not yet determined the effects on the Company’s consolidated financial position or results of operations on the adoption of this update.

The amendments in ASU 2015-01 eliminates from U.S. GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement - Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item.

The amendments in ASU 2015-01 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

FASB amended ASU 2014-15 to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures.

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

Other new pronouncements issued but not yet effective until March 31, 2015 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

3.  INVENTORIES

Inventories consisted of the following:

	Mar. 31, 2015 (Unaudited)	June 30, 2014
Raw materials	$1,063	$1,165
Work in progress	783	583
Finished goods	411	184
Less: provision for obsolete inventory	(715)	(844)
Currency translation effect	(132)	18
	$1,410	$1,106

The following table represents the changes in provision for obsolete inventory:

	Mar. 31, 2015 (Unaudited)	June 30, 2014
Beginning	$844	$912
Additions charged to expenses	27	-
Usage - disposition	(104)	(76)
Currency translation effect	(52)	8
Ending	$715	$844

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

Assumptions

The fair value for the options granted were estimated using the Black-Scholes option pricing model with the following weighted average assumptions, assuming no expected dividends:

	Nine Months Ended March 31, 2015	Year Ended June 30, 2014
Expected volatility	71.44% to 104.94%	70.01% to 104.94%
Risk-free interest rate	0.30% to 0.78%	0.30% to 0.78%
Expected life (years)	2.50	2.50 to 3.25

The expected volatilities are based on the historical volatility of the Company’s stock. Due to higher volatility, the observation is made on a daily basis for the nine months ended March 31, 2015. The observation period covered is consistent with the expected life of options. The expected life of the options granted to employees has been determined utilizing the “simplified” method as prescribed by ASC Topic 718 Stock Based Compensation, which, among other provisions, allows companies without access to adequate historical data about employee exercise behavior to use a simplified approach for estimating the expected life of a "plain vanilla" option grant. The simplified rule for estimating the expected life of such an option is the average of the time to vesting and the full term of the option. The risk-free rate is consistent with the expected life of the stock options and is based on the United States Treasury yield curve in effect at the time of grant.

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

The Company did not grant any stock options pursuant to the 2007 Employee Plan during the three and nine months ended March 31, 2015. The Company recognized stock-based compensation expenses of $8 and $15 in the three and nine months ended March 31, 2015, respectively under the 2007 Employee Plan. The balance of unamortized stock-based compensation of $12 based on the fair value on the grant date related to options granted under the 2007 Employee Plan is to be recognized over a period of two years.

During the three and nine months ended March 31, 2014, the Company granted stock options covering 15,000 and 35,000 shares of Common Stock respectively, to certain employees pursuant to the 2007 Employee Plan. The exercise price of these stock options was equal to the fair value of the Company’s Common Stock (as defined under the 2007 Employee Plan in conformity with Regulation 409A of the Internal Revenue Code of 1986, as amended) on the dates of grant, September 17, 2013 and December 9, 2013, respectively.  The stock options covering 15,000 shares vested as of the grant date, while the stock options covering 35,000 shares vest over the period as follows: 25% vesting on the grant date and the remaining balance vesting in equal installments on the next three succeeding anniversaries of the grant date. The fair values as of March 31, 2014 of the options to purchase 15,000 and 35,000 shares of the Company’s Common Stock were approximately $22 and $3, respectively, based on the fair values of $1.52 and $2.04 per share, respectively, determined by using the Black Scholes option pricing model. The Company recognized stock-based compensation expenses of $33 in the nine months ended March 31, 2014 under the 2007 Employee Plan. The balance of unamortized stock-based compensation of $35 based on fair value on the grant date related to options granted under the 2007 Employee Plan is to be recognized over a period of three years.

No stock options were exercised during the three and nine month period ended March 31, 2015.

Stock options to purchase 126,500 shares of Common Stock were exercised during the nine month period ended March 31, 2014. Cash received from the options exercised during the nine months ended March 31, 2014 was $239.

As of March 31, 2015, there were vested employee stock options that were exercisable covering a total of 112,500 shares of Common Stock. The weighted-average exercise price was $4.06 and the weighted average contractual term was 1.53 years. The total fair value of vested and outstanding employee stock options as of March 31, 2015 was $457.

As of March 31, 2014, there were vested employee stock options covering a total of 120,750 shares of Common Stock. The weighted-average exercise price was $3.80 and the weighted average remaining contractual term was 2.03 years. The total fair value of vested employee stock options as of March 31, 2014 was $459.

A summary of option activities under the 2007 Employee Plan during the nine month period ended March 31, 2015 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 1, 2014	130,000	$3.93	2.57	$13
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at March 31, 2015	130,000	$3.93	1.82	$-
Exercisable at March 31, 2015	112,500	$4.06	1.53	$-

A summary of option activities under the 2007 Employee Plan during the nine month period ended March 31, 2014 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 1, 2013	263,500	$3.06	1.57	$122
Granted	50,000	3.26	4.62	-
Exercised	(126,500)	(1.89)	-	(175)
Forfeited or expired	(40,000)	(4.77)	-	-
Outstanding at March 31, 2014	147,000	$3.67	2.50	$29
Exercisable at March 31, 2014	120,750	$3.80	2.03	$26

The fair value of the 126,500 shares of common stock acquired upon exercise of options was $175.

A summary of the status of the Company’s non-vested employee stock options during the nine months ended March 31, 2015 is presented below:

	Options	Weighted Average Grant-Date Fair Value
Non-vested at July 1, 2014	26,250	$1.69
Granted	-	-
Vested	(8,750)	(1.69)
Forfeited	-	-
Non-vested at March 31, 2015	17,500	$1.69

A summary of the status of the Company’s non-vested employee stock options during the nine months ended March 31, 2014 is presented below:

	Options	Weighted Average Grant-Date Fair Value
Non-vested at July 1, 2013	20,375	$3.29
Granted	50,000	1.65
Vested	(44,125)	(2.33)
Forfeited	-	-
Non-vested at March 31, 2014	26,250	$1.69

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

On October 21, 2014, the Company granted options to purchase 50,000 shares of its Common Stock to directors pursuant to the 2007 Directors Plan with an exercise price equal to the fair market value of Common Stock (as defined under the 2007 Directors Plan in conformity with Regulation 409A or the Internal Revenue Code of 1986, as amended) at the date of grant. The fair value of the options granted to purchase 50,000 shares of the Company’s Common Stock was approximately $82 based on the fair value of $3.81 per share determined by the Black Scholes option pricing model. As all of the stock options granted under the 2007 Directors Plan vest immediately at the date of grant, there were no unvested stock options granted under the 2007 Directors Plan as of March 31, 2015.

During the three and  nine months ended March 31, 2014, the Company granted options to purchase (a) 60,000 shares of its Common Stock to directors pursuant to the 2007 Directors Plan with an exercise price equal to the fair market value of Common Stock (as defined under the 2007 Directors Plan in conformity with Regulation 409A or the Internal Revenue Code of 1986, as amended) on September 17 2013, the date of grant thereof, and (b) 40,000 shares of its Common Stock to our directors pursuant to the 2007 Directors Plan in conformity with Regulation 409A or the Internal Revenue Code of 1986, as amended) on December 9, 2013, the date of grant thereof. The fair value of the options granted to purchase 60,000 shares and 40,000 shares of the Company's Common Stock were approximately $217 and $124, respectively, based on the fair value of $3.62 and $3.10 per share, respectively, determined by the Black Scholes option pricing model.

No stock options were exercised during the nine months ended March 31, 2015.

Stock options to purchase 65,000 shares of its Common Stock were exercised during the nine months ended March 31, 2014. The total proceeds received were $112. The Company recognized stock-based compensation expenses of $175 in the nine months ended March 31, 2014 under the 2007 Directors Plan.

A summary of option activities under the 2007 Directors Plan during the nine months ended March 31, 2015 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 1, 2014	315,000	$3.62	2.63	$82
Granted	50,000	3.81	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at March 31, 2015	365,000	$3.64	2.24	$30
Exercisable at March 31, 2015	365,000	$3.64	2.24	30

A summary of option activities under the 2007 Directors Plan during the nine months ended March 31, 2014 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 1, 2013	340,000	$3.53	1.96	$80
Granted	100,000	3.41	3.41	-
Exercised	(65,000)	1.72	-	(98)
Forfeited or expired	(60,000)	(4.81)	-	-
Outstanding at March 31, 2014	315,000	$3.62	3.12	$67
Exercisable at March 31, 2014	315,000	$3.62	3.12	$67

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

Stock options to purchase 430,000 shares of Common Stock at exercise prices ranging from $3.10 to $4.35 per share were outstanding as of March 31, 2015 and were excluded in the computation of diluted EPS because they were anti-dilutive.

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

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted EPS for the years presented herein:

	Nine Months Ended		Three Months Ended
	Mar. 31,	Mar. 31,	Mar. 31,	Mar. 31,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Income / (loss) attributable to Trio-Tech International common shareholders from continuing operations, net of tax	$166	$(204)	$207	$138
Income / (loss) attributable to Trio-Tech International common shareholders from discontinued operations, net of tax	3	(21)	(8)	19
Net income / (loss) attributable to Trio-Tech International common shareholders	$169	$(225)	$199	$157
Basic and diluted earnings / (loss) per share from continuing operations attributable to Trio-Tech International	$0.05	(0.06)	0.06	0.04
Basic and diluted earnings per share from discontinued operations attributable to Trio-Tech International	$-	-	-	0.01
Basic and diluted earnings / (loss) per share from net income / (loss) attributable to Trio-Tech International	$0.05	$(0.06)	$0.06	$0.05

Number of common shares used to compute earnings per share - basic	3,513	3,513	3,513	3,513

Dilutive effect of stock options	41	-	16	69
Number of common shares used to compute earnings per share - diluted	3,554	3,513	3,529	3,582

6.   ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable consists of customer obligations due under normal trade terms. Although management generally does not require collateral, letters of credit may be required from the customers in certain circumstances. Management periodically performs credit evaluations of the customers’ financial conditions.

Senior management reviews accounts receivable on a periodic basis to determine if any receivables will potentially be uncollectible. Management includes any accounts receivable balances that are determined to be uncollectible in the allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  Based on the information available to us, management believed the allowance for doubtful accounts as of March 31, 2015 and June 30, 2014 was adequate.

 The following table represents the changes in the allowance for doubtful accounts:

	Mar. 31, 2015 (Unaudited)	June 30, 2014
Beginning	$438	$139
Additions charged to expenses	56	303
Recovered / write-off	(6)	(2)
Currency translation effect	(30)	(2)
Ending	$458	$438

7.   WARRANTY ACCRUAL

The Company provides for the estimated costs that may be incurred under its warranty program at the time the sale is recorded.  The warranty period for products manufactured by the Company is generally one year or the warranty period agreed with the customer.  The Company estimates the warranty costs based on the historical rates of warranty returns.  The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.

	Mar. 31, 2015 (Unaudited)	June 30, 2014
Beginning	$60	$61
Additions charged to cost and expenses	94	23
Recovered	-	(25)
Actual usage	(17)	-
Currency translation effect	(10)	1
Ending	127	60

8.  INCOME TAX

The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of ASC Topic 740 Income Tax. The Company had an income tax expense of $170 and $256 for the three and nine months ended March 31, 2015, respectively, as compared to the income tax benefit of $184 and $266, respectively, for the same periods in the last fiscal year.

The Company accrues penalties and interest related to unrecognized tax benefits when necessary as a component of penalties and interest expenses, respectively.  The Company had not accrued any penalties or interest expenses relating to unrecognized benefits at March 31, 2015 and June 30, 2014.

The major tax jurisdictions in which the Company files income tax returns are the United States, Singapore, China, Thailand and Malaysia.  The statute of limitations, in general, is open for years 2004 to 2014 for tax authorities in those jurisdictions to audit or examine income tax returns.  The Company is under annual review by the inland revenue board of the respective countries.  However, the Company is not currently under tax examination in any other jurisdiction.

9.   INVESTMENT PROPERTIES

The following table presents the Company’s investment in properties in China as of March 31, 2015. The exchange rate is based on the exchange rate as of March 31, 2015 published by the Monetary Authority of Singapore.

	Investment Date	Investment Amount (RMB)	Investment Amount (U.S. Dollars)
Purchase of rental property – Property I – MaoYe	Jan 04, 2008	5,554	894
Purchase of rental property – Property II – JiangHuai	Jan 06, 2010	3,600	580
Purchase of rental property – Property III - Fu Li	Apr 08, 2010	4,025	648
Currency translation		-	3
Gross investment in rental property		13,179	2,125
Accumulated depreciation on rental property		(3,455)	(557)
Net investment in property – China		9,724	1,568

The following table presents the Company’s investment in properties in China as of June 30, 2014.

	Investment Date	Investment Amount (RMB)	Investment Amount (U.S. Dollars)
Purchase of rental property – Property I – MaoYe	Jan 04, 2008	5,554	904
Purchase of rental property – Property II – JiangHuai	Jan 06, 2010	3,600	586
Purchase of rental property – Property III - Fu Li	Apr 08, 2010	4,025	655
Currency translation		-	(23)
Gross investment in rental property		13,179	2,122
Accumulated depreciation on rental property		(2,961)	(476)
Net investment in property – China		10,218	1,646

The following table presents the Company’s investment in properties in Malaysia as of March 31, 2015. The exchange rate is based on the exchange rate as of March 31, 2015 published by the Monetary Authority of Singapore.

		(RM)	(U.S. Dollars)
Purchase of rental property – Penang Property I	Dec 31, 2012	681	185
Gross investment in rental property		681	185
Accumulated depreciation on rental property		(307)	(84)
Net investment in property – Malaysia		374	101

The following table presents the Company’s investment in properties in Malaysia as of June 30, 2014.

		(RM)	(U.S. Dollars)
Purchase of rental property – Penang Property I	Dec 31, 2012	681	212
Gross investment in rental property		681	212
Accumulated depreciation on rental property		(300)	(93)
Net investment in property – Malaysia		381	119

Rental Property I - MaoYe

In fiscal 2008, Trio-Tech (Chongqing) Co. Ltd. (“TTCQ”) purchased an office in Chongqing, China from MaoYe Property Ltd. (“MaoYe”), for a total cash purchase price of RMB 5,554, or approximately $894 based on the exchange rate as of March 31, 2015 published by the Monetary Authority of Singapore. TTCQ rented this property to a third party on July 13, 2008. The term of the rental agreement was five years. The rental agreement was renewed on July 16, 2014 for a further period of five years. The rental agreement provides for a rent increase of 8% every year after July 15, 2015. The renewed agreement expires on July 15, 2018.

Property purchased from MaoYe generated a rental income of RMB 179, or approximately $29, and RMB 537, or approximately $87, for the three and nine months ended March 31, 2015, respectively, and RMB 179, or approximately $30, and RMB 529, or approximately $87,  for the same periods in the last fiscal year, respectively.

Rental Property II - JiangHuai

In fiscal year 2010, TTCQ purchased eight units of commercial property in Chongqing, China from Chongqing JiangHuai Real Estate Development Co. Ltd. (“JiangHuai”), for a total purchase price of RMB 3,600, or approximately $580 based on the exchange rate as of March 31, 2015 published by the Monetary Authority of Singapore. TTCQ rented all of these commercial units to a third party until the agreement expired in January 2012. TTCQ then rented three of the eight commercial units to another party during the fourth quarter of fiscal year 2013 under a rental agreement that expired on March 31, 2015. Currently all the units are vacant and TTCQ has been actively looking for suitable tenants for renting all the commercial units. TTCQ has yet to receive the title deed for these properties, however TTCQ has the vacant possession of the investment property. TTCQ is in the legal process to obtain the title deed, which is dependent on JiangHuai completing the entire project.

Property purchased from JiangHuai did not generate any rental income during the three and nine months ended March 31, 2015, while it generated a rental income of RMB 27, or approximately $4, and RMB 82, or approximately $13, respectively, for the same periods in the last fiscal year.

Rental Properties III – Fu Li

In fiscal 2010, TTCQ entered into a Memorandum Agreement with Chongqing Fu Li Real Estate Development Co. Ltd. (“FuLi”) to purchase two commercial properties totaling 311.99 square meters (“office space”) located in Jiang Bei District Chongqing. Although TTCQ currently rents its office premises from a third party, it intends to use the office space as its office premises. The total purchase price committed and paid was RMB 4,025, or approximately $648 based on the exchange rate as of March 31, 2015 published by the Monetary Authority of Singapore. The development was completed and the property was handed over during April 2013 and the title deed was received during the third quarter of fiscal 2014. The two commercial properties were leased to third parties under two separate rental agreements, one of which expired in April 2014 and the other expired in August 2014. For the unit for which the agreement expired in April 2014, a new tenant was identified and a new agreement was executed, which expires on April 30, 2017. The new agreement carries an increase in rent of 20% in the first year, as compared to the expired rental agreement. Thereafter the rent increases by approximately 10% for the subsequent years until April 2017. For the unit for which the agreement expired in August 2014, a new tenant was identified and a new agreement was executed, which expires on August 9, 2016. The new agreement carries an increase in rental of approximately 21% in the first year, as compared to the expired rental agreement. Thereafter the rent increases by approximately 6% for the subsequent years until August 2016.

Property purchased from Fu Li generated a rental income of RMB 90, or approximately $14, and RMB 265, or approximately $43, for the three and nine months ended March 31, 2015, respectively, while it generated a rental income of RMB 74, or approximately $12, and RMB 221, or approximately $36, respectively, for the same periods in the last fiscal year.

Penang Property I

In the fourth quarter of fiscal year 2013, Trio-Tech Malaysia Sdn. Bhd. (“TTM”) determined to sell the factory building in Penang. However, as the government authorities did not approve the transaction, the sale did not take place. Because the market value was increasing during the second quarter of fiscal year 2013, TTM decided to hold the factory building in Penang as an investment rental property.  Hence TTM reclassified the factory building as investment property at the end of the second quarter of fiscal year 2013, which has a net book value of RM 374, or approximately $101, as at March 31, 2015. The depreciation expenses were approximately $1 and $2 for the three and nine months ended March 31, 2015, respectively. There were no such depreciation expenses for the same periods in the last fiscal year, since the asset was classified as “Assets held for sale.”

Summary

Total rental income for all investment properties (Property I, II and III) in China was $43 and $130 for the three and nine months ended March 31, 2015, respectively, and was $46 and $136, respectively, for the same periods in the last fiscal year.

Depreciation expenses for all investment properties in China were $27 and $81 for the three and nine months ended March 31, 2015, respectively, and were $27 and $81, respectively, for the same periods in the last fiscal year.

10.   LOANS RECEIVABLE FROM PROPERTY DEVELOPMENT PROJECTS

The following table presents TTCQ’s loans receivable from property development projects in China as of March 31, 2015. The exchange rate is based on the date published by the Monetary Authority of Singapore as of March 31, 2015.

	Loan Expiry	Loan Amount	Loan Amount
Short-Term Loan Receivable	Date	(RMB)	(U.S. Dollars)
JiangHuai (Project - Yu Jin Jiang An)	May 31, 2013	2,000	325
Less: allowance for impairment	Dec 31, 2013	(2,000)	(325)
Net loan receivable from property development projects		-	-

	Loan Expiry	Loan Amount	Loan Amount
Long-Term Loan Receivable	Date	(RMB)	(U.S. Dollars)
Jun Zhou Zhi Ye	Oct 31, 2016	5,000	814
Less: transfer – down-payment for purchase of property		(5,000)	(814)
Net loan receivable from property development projects		-	-

On November 1, 2010, TTCQ entered into Memorandum Agreement with JiangHuai Property Development Co. Ltd. (“JiangHuai”) to invest in their property development projects (Project - Yu Jin Jiang An) located in Chongqing City, China. Due to the short-term nature of the investment, the amount was classified as a loan based on ASC Topic 310-10-25 Receivables, amounting to RMB 2,000, or approximately $325. The loan was renewed, but expired on May 31, 2014. TTCQ is in the legal process of recovering the outstanding amount of $325. TTCQ did not generate other income from JiangHuai for the three and nine months ended March 31, 2015, or for the same periods in the last fiscal year. An impairment of $325 was provided for during the third quarter of fiscal 2014 based on TTI’s financial policy.

On November 1, 2010, TTCQ entered into another Memorandum Agreement with JiaSheng Property Development Co. Ltd. (“JiaSheng”) to invest in their property development projects (Project B-48 Phase 2) located in Chongqing City, China. Due to the short-term nature of the investment, the amount was classified as a loan based on ASC Topic 310-10-25 Receivables, amounting to RMB 5,000, or approximately $814 based on the exchange rate as at March 31, 2015 published by the Monetary Authority of Singapore. The amount was unsecured and repayable at the end of the term. The loan was renewed in November 2011 for a period of one year, which expired on October 31, 2012 and was again renewed in November 2012 and expired in November 2013. On November 1, 2013 the loan was transferred by JiaSheng to and is now payable by Chong Qing Jun Zhou Zhi Ye Co. Ltd. (“Jun Zhou Zhi Ye”), and the transferred agreement expires on October 31, 2016. Hence the loan receivable was reclassified as a long-term receivable. The book value of the loan receivable approximates its fair value. TTCQ did not generate other income from Jun Zhou Zhi Ye for the three months ended March 31, 2015, however for the nine months ended March 31, 2015, TTCQ recorded RMB417, or approximately $68. In the second quarter of fiscal year 2015, the loan receivable was transferred to down payment for purchase of property that is being developed in the Singapore Themed Resort Project.

The following table presents TTCQ’s loans receivable from property development projects in China as of June 30, 2014.

	Loan Expiry	Loan Amount	Loan Amount
Short-Term Loan Receivable	Date	(RMB)	(U.S. Dollars)
Investment in JiangHuai (Project - Yu Jin Jiang An)	May 31, 2013	2,000	325
Less: allowance for doubtful receivables	Dec 31, 2013	(2,000)	(325)
Net loan receivable from property development projects		-	-

	Loan Expiry	Loan Amount	Loan Amount
Long-Term Loan Receivable	Date	(RMB)	(U.S. Dollars)
Jun Zhou Zhi Ye	Oct 31, 2016	5,000	805
Net loan receivable from property development projects		5,000	805

11.   BUSINESS SEGMENTS

In fiscal 2013, the Company operated in five segments: the testing service industry (which performs structural and electronic tests of semiconductor devices), the designing and manufacturing of equipment (which equipment tests the structural integrity of integrated circuits and other products), distribution of various products from other manufacturers in Singapore and Southeast Asia, the real estate segment in China and the fabrication services segment in Batam, Indonesia. In the fourth quarter of fiscal 2013, the Company discontinued operations in the fabrication segment. Hence, in fiscal 2014 and first three quarters of fiscal 2015, the Company operated in four segments.

The real estate segment recorded other income of nil and $68, respectively, for the three and nine months ended March 31, 2015 as compared to $51 and $153, respectively, for the same periods in the last fiscal year. Due to the short-term nature of the investments, the investments were classified as loan receivables based on ASC Topic 310-10-25 Receivables. Thus the investment income was classified under other income, which is not part of the below table.

The revenue allocated to individual countries was based on where the customers were located. The allocation of the cost of equipment, the current year investment in new equipment and depreciation expense have been made on the basis of the primary purpose for which the equipment was acquired.

All inter-segment revenue was from the manufacturing segment to the testing and distribution segments. Total inter-segment revenue was $1,109 and $1,251 for the three and nine months ended March 31, 2015, respectively, as compared to $319 and $515, respectively, for the same periods in the last fiscal year.  Corporate assets mainly consisted of cash and prepaid expenses. Corporate expenses mainly consisted of stock option expenses, salaries, insurance, professional expenses and directors' fees. Corporate expenses are allocated to the four segments on a pre-determined fixed amount calculated based on the annual budgeted sales, except Malaysia operations, which is calculated based on actual sales. The following segment information table includes segment operating (loss) / income after including the Corporate expenses allocated to the segments, which gets eliminated in the consolidation.

The following segment information is un-audited for the nine months ended March 31:

Business Segment Information:
	Nine Months		Operating		Depr.
	Ended	Net	(Loss)	Total	and	Capital
	Mar. 31,	Revenue	Income	Assets	Amort.	Expenditures
Manufacturing	2015	$9,754	$(768)	$5,102	$110	$28
	2014	$11,589	$(671)	$8,554	$118	$242

Testing Services	2015	13,829	1,864	22,067	1,551	1,426
	2014	13,244	797	21,220	1,598	2,054

Distribution	2015	1,820	(28)	774	-	6
	2014	1,906	194	529	-	-

Real Estate	2015	130	(109)	3,666	81	-
	2014	136	(68)	3,724	82	1

Fabrication *	2015	-	-	31	-	-
Services	2014	-	-	101	-	-

Corporate &	2015	-	(173)	70	-	-
Unallocated	2014	-	(350)	68	-	-

Total Company	2015	$25,533	$786	$31,710	$1,742	$1,460
	2014	$26,875	$(98)	$34,196	$1,798	$2,297

The following segment information is un-audited for the three months ended March 31:

Business Segment Information:
	Three Months		Operating		Depr.
	Ended	Net	(Loss)	Total	and	Capital
	Mar. 31,	Revenue	Income	Assets	Amort.	Expenditures
Manufacturing	2015	$3,359	$(33)	$5,102	$40	$5
	2014	$3,020	$(343)	$8,554	$41	$21

Testing Services	2015	4,138	590	22,067	486	556
	2014	4,599	406	21,220	531	554

Distribution	2015	1,003	(28)	774	-	-
	2014	374	(5)	529	-	-

Real Estate	2015	43	(18)	3,666	27	-
	2014	46	(23)	3,724	28	1

Fabrication *	2015	-	-	31	-	-
Services	2014	-	-	101	-	-

Corporate &	2015	-	(39)	70	-	-
Unallocated	2014	-	(14)	68	-	-

Total Company	2015	$8,543	$472	$31,710	$553	$561
	2014	$8,039	$21	$34,196	$600	$576

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

The table below reflects a reconciliation of the equity attributable to non-controlling interest:

	Mar. 31, 2015 (Unaudited)	June 30, 2014
Non-controlling interest
Beginning balance	$1,732	$1,971
Net income	251	144
Dividend declared by a subsidiary	-	(313)
Translation adjustment	(142)	(70)
Ending balance	$1,841	$1,732

 13.  FAIR VALUE OF FINANCIAL INSTRUMENTS APPROXIMATE CARRYING VALUE

In accordance with the ASC Topic 820 Fair Value Measurement, the following presents assets and liabilities measured and carried at fair value and classified by level of the following fair value measurement hierarchy:

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

There were no transfers between Levels 1 and 2 during the fiscal year.

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

14.   BANK LOANS PAYABLE

Bank loans payable consisted of the following:

	Mar. 31, 2015 (Unaudited)	June 30, 2014
Note payable denominated in Malaysian ringgit to a commercial bank for infrastructure investment, maturing in August 2024, bearing interest at the bank’s prime rate (5.4% to 6.9% at March 31, 2015) per annum, with monthly payments of principal plus interest through August 2024, collateralized by the acquired building with the net book value of Malaysian ringgit 11,964, or approximately $3,219.	$2,287	$2,786

Note payable denominated in U.S. dollars to a financial institution for working capital plans in Singapore and its subsidiaries, matured in November 2014, bearing interest at the bank’s prime rate plus 1.50% (5.1% at November 30, 2014) per annum, with monthly payments of principal plus interest through November 2014. This note payable was secured by plant and equipment with the net book value of Singapore dollars 585, or approximately $443 as at November 30, 2014 .	-	260

Current portion	(169)	(448)
Long term portion of bank loans payable	$2,118	$2,598

 Future minimum payments (excluding interest) as at March 31, 2015 were as follows:

2015	$169
2016	179
2017	188
2018	198
2019	207
Thereafter	1,346
Total obligations and commitments	$2,287

Future minimum payments (excluding interest) as at June 30, 2014 were as follows:

2015	$448
2016	198
2017	209
2018	220
2019	138
Thereafter	1,833
Total obligations and commitments	$3,046

15.   COMMITMENTS AND CONTINGENCIES

Trio-Tech (Malaysia) Sdn. Bhd. has expansion plans to meet the growing demands of a major customer in Malaysia, as the existing facility is inadequate to meet the demands of that customer.  The Company has capital commitments for the purchase of equipment and other related infrastructure costs amounting to RM 1,020, or approximately $274 based on the exchange rate as on March 31, 2015 published by the Monetary Authority of Singapore, in the Malaysia operations.

Trio-Tech (Tianjin) Co. Ltd. in China has capital commitments for the purchase of equipment and other related infrastructure costs amounting to RMB 122, or approximately $20 based on the exchange rate as of March 31, 2015 published by the Monetary Authority of Singapore.

Trio-Tech International Pte. Ltd. in Singapore has capital commitments for the purchase of equipment and other related infrastructure costs amounting to SGD 61, or approximately $44 based on the exchange rate as of March 31, 2015 published by the Monetary Authority of Singapore.

16.   DISCONTINUED OPERATION AND CORRESPONDING RESTRUCTURING PLAN

The Company’s Indonesia operation and the Indonesia operation’s immediate holding company, which comprise the fabrication services segment, suffered continued operating losses in the past four fiscal years, and the cash flow was minimal for the past four years.  The Company established a restructuring plan to close the fabrication services operation, and in accordance with ASC Topic 205-20, Presentation of Financial Statement Discontinued Operations (“ASC Topic 250-20”), the Company presented the operation results from fabrication services as a discontinued operation, as the Company believed that no continued cash flow would be generated by the discontinued component and that the Company would have no significant continuing involvement in the operations of the discontinued component. In accordance with the restructuring plan, the Company’s Indonesia operation is negotiating with its suppliers to settle the outstanding balance of accounts payable of $84 and has no collection for accounts receivable. The Company’s fabrication operation in Indonesia is in the process of winding down.

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

The discontinued operations in Shanghai and in Indonesia incurred general and administrative expenses of $4 and $22 for the three and nine months ended March 31, 2015, and $4 and $11, respectively, for the same periods in the last fiscal year. The Company anticipates that it may incur additional costs and expenses at the time of winding down the business of the subsidiaries through which the facilities operated.

Income / (loss) from discontinued operations was as follows:

	Nine Months Ended		Three Months Ended
	Mar. 31,	Mar. 31,	Mar. 31,	Mar. 31,
	2015	2014	2015	2014
	Unaudited	Unaudited	Unaudited	Unaudited

Revenue	$-	$-	$-	$-
Cost of sales	-	1	-	(2)

Gross (loss) / margin	-	(1)	-	2
Operating expenses:
General and administrative	22	11	4	4
Total	22	11	4	4

Loss from discontinued operations	(22)	(12)	(4)	(2)

Other income / (expenses)	29	(26)	(9)	36

Income/ (loss) from discontinued operations	$7	$(38)	$(13)	$34

The Company does not provide a separate cash flow statement for the discontinued operation, as the impact of the discontinued operation was immaterial.

17.  INVESTMENTS

The investments were nil as at March 31, 2015 and as at June 30, 2014.

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

18. LINES OF CREDIT

Carrying value of the Company’s lines of credit approximates its fair value, because the interest rates associated with the lines of credit are adjustable in accordance with market situations when the Company borrowed funds with similar terms and remaining maturities.

The Company’s credit rating provides it with readily and adequate access to funds in global markets. As of March 31, 2015, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Expiration	Credit	Unused
Facility	Facility	Rate	Date	Limitation	Credit
Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Ranging from 4.3% to 5.8%	-	$7,265	$5,769
Trio-Tech (Malaysia) Sdn. Bhd.	Lines of Credit	Ranging from 4.6% to 5.1%	-	$404	$81

The Company’s credit rating provides it with readily and adequate access to funds in global markets. As of June 30, 2014, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Expiration	Credit	Unused
Facility	Facility	Rate	Date	Limitation	Credit
Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Ranging from 1.8% to 6.0%	-	$9,073	$5,306

19. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	March 31, 2015 (Unaudited)	June 30, 2014
Payroll and related costs	$1,115	$1,096
Commissions	84	47
Customer deposits	51	79
Legal and audit	228	177
Sales tax	113	120
Utilities	73	156
Warranty	137	60
Accrued purchase of materials and fixed assets	1,359	358
Provision for re-instatement of leasehold properties	355	367
Other accrued expenses	391	602
Currency translation effect	(141)	(16)
Total	$3,765	$3,046

20. OTHER ASSETS

Other assets consisted of the following:

	Mar. 31, 2015 (Unaudited)	June 30, 2014
Down payment for property, plant and equipment	$1,916	$1,103
Deposit for rental and utilities	152	158
Others	-	2
Currency translation effect	(39)	-
Ending balance	$2,029	$1,263

21. OTHER INCOME / (EXPENSES)

Other income / (expenses) consisted of the following:

	Nine Months Ended		Three Months Ended
	Mar. 31,	Mar. 31,	Mar. 31,	Mar. 31,
	2015	2014	2015	2014
	Unaudited	Unaudited	Unaudited	Unaudited

Investment income deemed interest income	$68	$153	$-	$51
Allowance for doubtful loan receivables	(68)	(367)	-	(29)
Interest income	14	10	8	9
Other rental income	78	190	26	25
Exchange loss	(171)	(37)	(101)	(69)
Productivity innovative credits	-	82	-	76
Other miscellaneous income	136	5	70	14
Total	$57	$36	$3	$77

Other income included investment income which was deemed to be interest income since the investment was deemed and classified as a loan receivables based on ASC Topic 310-10-25 Receivables amounted to nil and $68 for the three and nine months ending March 31, 2015, respectively, as compared to $51 and $153 for the same periods in the last fiscal year. Other income for both the three and nine months ending March 31, 2015 included nil and $68 allowance for doubtful loan and doubtful interest receivables, respectively, as compared to $29 and $367 for each of the same periods in the last fiscal year.

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

TTI generated more than 99% of its revenue from its three core business segments in the test and measurement industry, i.e. manufacturing of test equipment, testing services, and distribution of test equipment during the nine months ended March 31, 2015. To reduce our risks associated with sole industry focus and customer concentration, the Company expanded its business into real estate investment and the oil and gas equipment fabrication business in 2007 and 2009, respectively. However, in the fourth quarter of fiscal 2013, the Company decided to discontinue its oil and gas equipment fabrication business, which segment is considered a discontinued operation.

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

Real Estate

Beginning in 2007, TTI has invested in real-estate property in Chongqing, China, which has generated investment income from the rental revenue from real estate we purchased in Chongqing, China, and investment returns from deemed loan receivables, which are classified as other income. The rental income is generated from the rental properties in MaoYe, JiangHuai and FuLi in Chongqing, China. During fiscal 2014, the investment, which is deemed as loans receivable, generated investment returns from the investments in JiaSheng and JiangHuai. During the third quarter of fiscal 2014, investment in JiangHuai was fully provided for and in the second quarter of fiscal 2015, the investment in JiaSheng was transferred to down payment for purchase of investment property in China.

Third Quarter Fiscal 2015 Highlights

•	Manufacturing segment revenue increased by $339, or 11.2%, to $3,359 for the third quarter of fiscal 2015, compared to $3,020 for the same period in fiscal 2014.
•	Testing segment revenue decreased by $461, or 10.0%, to $4,138 for the third quarter of fiscal 2015, compared to $4,599 for the same period in fiscal 2014.
•	Distribution segment revenue increased by $629, or 168.2%, to $1,003 for the third quarter of fiscal 2015, compared to $374 for the same period in fiscal 2014.
•	Real estate segment revenue decreased by $3, or 6.5%, to $43 for the third quarter of fiscal 2015, compared to $46 for the same period in fiscal 2014.
•	The overall gross profit margins increased by 4.6% to 29.1% for the second quarter of fiscal 2015, from 24.5% for the same period in fiscal 2014.
•	Income from operations increased by $451 to $472 for the third quarter of fiscal 2015, compared to $21 for the same period in fiscal 2014.
•	General and administrative expenses as a percentage of revenue decreased by 1.6% to 20.3% for the third quarter of fiscal 2015, from 21.9% for the same period in fiscal 2014.
•	Selling expenses as a percentage of revenue increased by 1.1% to 2.8% for the third quarter of fiscal 2015, from 1.7% for the same period in fiscal 2014.
•	Other income decreased by $74, or 96.1%, to $3 for the third quarter of fiscal 2015, compared to $77 for the same period in fiscal 2014.
•	Tax expense for the third quarter of fiscal 2015 was $170, compared to a tax benefit of $184 for the same period in fiscal 2014.
•	Net income attributable to Trio-Tech International for the third quarter of 2015 was $199, as compared to $157 for the same period in fiscal 2014.
•	Net income attributable to non-controlling interest for the third quarter of 2015 was $41, as compared to $97 for the same period in fiscal 2014.

Results of Operations and Business Outlook

The following table sets forth our revenue components for the three and nine months ended March 31, 2015 and 2014, respectively.

Revenue Components	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Revenue:
Manufacturing	39.3%	37.6%	38.2%	43.1%
Testing Services	48.4	57.1	54.2	49.3
Distribution	11.8	4.7	7.1	7.1
Real Estate	0.5	0.6	0.5	0.5

Total	100.0%	100.0%	100.0%	100.0%

Revenue for the three months and nine months ended March 31, 2015 was $8,543 and $25,533, respectively, an increase of     $504 and a decrease of $1,342, respectively, when compared to the revenue for the same periods of the prior fiscal year. As a percentage, revenue increased by 6.3% and decreased by 5.0% for the three and nine months ended March 31, 2015, respectively, when compared to total revenue for the same periods of the prior fiscal year.

For the three months ended March 31, 2015, the overall increase in revenue was primarily due to an increase in the manufacturing segment in our Singapore operations, Suzhou operations in China and in U.S. operations, an increase in the distribution segment in the Singapore operations, and Suzhou operations in China and a decrease in the testing segment and in the real estate segment in China. The testing segment decreased in all testing operations except the operations in Singapore, the Tianjin operations in China and the U.S. operations.

For the nine months ended March 31, 2015, the decrease in overall revenue was primarily due to a decrease in the manufacturing segment in Singapore operations, a decrease in distribution segments in our Singapore operations and in Suzhou operations in China and a decrease in the real estate segment in China. These decreases were partially offset by an increase in the testing segment during the first quarter and second quarter of fiscal 2015. The increase in the testing segment was primarily in the U.S. operations and in the Tianjin operations in China. These increases were partially offset by the decrease in the other testing operations except operations in Malaysia, Thailand and the Suzhou operations in China.

Revenue into and within China, the Southeast Asia regions and other countries (except revenue into and within the United States) decreased by $256 (or 3.4%) to $7,233, and by $1,953 (or 7.6%) to $23,767 for the three months and nine months ended March 31, 2015, respectively, as compared with $7,489 and $25,720, respectively, for the same periods of last fiscal year.

Revenue into and within the United States was $1,311and $1,767 for the three months and nine months ended March 31, 2015, respectively, an increase of $761 (or 138.4%) and $611 (or 52.9%), respectively, from $550 and $1,156 for the same periods of last fiscal year, respectively. The increase in the three and nine months result were mainly due to fewer orders received in the first quarter of fiscal year 2015 and the delay in delivering certain orders to our customers during the second quarter of fiscal year 2015, which were fulfilled in the third quarter of fiscal year 2015, as compared to the same period in the last fiscal year.

Revenue for the three and nine months ended March 31, 2015 can be discussed within the four segments as follows:

Manufacturing Segment

Revenue in the manufacturing segment as a percentage of total revenue was 39.3% and 38.2% for the three and nine months ended March 31, 2015, an increase of 1.7% and a decrease of 4.9% of total revenue, respectively, when compared to the same periods of the last fiscal year.  The absolute amount of revenue increased by $339 to $3,359 from $3,020 and decreased by $1,835 to $9,754 from $11,589 for the three and nine months ended March 31, 2015, respectively, compared to the same periods of the last fiscal year.

Revenue in the manufacturing segment for the three month period ended March 31, 2015 increased in the U.S. operations, Singapore operations and in the Suzhou operations in China. Revenue in the manufacturing segment for the nine month period ended March 31, 2015 decreased primarily in the Singapore operations which was partially offset by the increase in the U.S. operation and in the Suzhou operations in China. The increase for both the three months and nine months ended March 31, 2015 was mainly due to a delayed delivery of a few orders in the U.S. operations in the second quarter of fiscal 2015, which were fulfilled in the third quarter of fiscal year 2015. The revenue in the manufacturing segment from this major customer accounted for 39.0% and 53.8% of our total revenue in the manufacturing segment for the three and nine months ended March 31, 2015, respectively, as compared to 46.2% and 54.4% of our total revenue in the manufacturing segment for the three and nine months ended March 31, 2014, respectively.

The future revenue in our manufacturing segment will be significantly affected by the purchase and capital expenditure plans of this major customer, if the customer base cannot be increased.

Testing Services Segment

Revenue in the testing segment as a percentage of total revenue was 48.4%,  and 54.2% for the three and nine months ended March 31, 2015, a decrease of  8.7% and an increase of 4.9%, respectively, of total revenue when compared to the same periods of the last fiscal year.  The absolute amount of revenue decreased by $461 to $4,138 from $4,599 and increased by $585 to $13,829 from $13,244 for the three and nine months ended March 31, 2015, respectively, compared to the same periods of the last fiscal year.

Revenue in the testing segment for the three month period ended March 31, 2015 increased primarily due to an increase in testing volume in all our testing operations except the Malaysia operations, Thailand operations and Suzhou operations in China. Revenue in the testing segment for the nine month period ended March 31, 2015 increased primarily due to an increase in testing volume in all our testing operations except the Singapore operations, Malaysia operations, Thailand operations and Suzhou operations in China. The increase in testing volume was mainly caused by an increase in orders from our major customers due to the increase in demand for our customers’ products. The decrease in our testing volume in the Malaysia operations, Thailand operations and Suzhou operation in China was due to the decrease in orders from our customers due to lower demand for their products.

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

Distribution Segment

Revenue in the distribution segment as a percentage of total revenue was 11.8%  for the three months ended March 31, 2015, an increase of 7.0% when compared to the same period of the prior fiscal year.  Revenue in the distribution segment as a percentage of total revenue was 7.1% for the nine months ended March 31, 2015 and 2014. The absolute amount of revenue increased by $629 to $1,003 from $374, and decreased by $86 to $1,820 from $1,906 for the three and nine months ended March 31, 2015, respectively, compared to the same periods of the last fiscal year.

Revenue in the distribution segment for the three month period ended March 31, 2015 increased primarily due to the revenue generated from products with higher margins, as compared to the same quarter last fiscal year. Revenue in the distribution segment for the nine month period ended March 31, 2015 decreased even though the revenue in this segment increased in the third quarter of fiscal year 2015, mainly due to the lower revenue in the first and second quarters of fiscal year 2015.

Demand in the distribution segment varies depending on the demand for our customers’ products, the changes taking place in the market, and our customers’ forecasts.  Hence it is difficult to accurately forecast fluctuations in the market.

Real Estate Segment

The real estate segment accounted for 0.5% of total net revenue for both the three months and nine months ended March 31, 2015. The absolute amount of revenue in the real estate segment decreased by $3 to $43 from $46 and by $6 to $130 from $136 for the three and nine months ended March 31, 2015, respectively, compared to the same periods of the last fiscal year. The decrease was primarily due to a decrease in rental income in the real estate segment for the three and nine months ended March 31, 2015 as described below.

The two main revenue components for the real estate segment were investment income and rental income.

Rental income for the three and nine months ended March 31, 2015 was $43 and $130, respectively, as compared to $46 and $136, respectively, for the same periods of the last fiscal year. The decrease of $3 and $6 respectively, was primarily due to the fact that units in JiangHuai did not generate any rental income during the three and nine months ended March 31, 2015, as compared to income of $4 and $13 for the same period in the last fiscal year. These decreases were offset by the increase in rental income from MaoYe and FuLi as compared to the same periods in the prior fiscal year. TTCQ is actively looking for suitable tenants for renting all the commercial units.

TTCQ has yet to receive the title deed for properties purchased from JiangHuai. TTCQ is in the legal process of obtaining the title deed, which is dependent on JiangHuai completing the entire project.

No investment income was recorded as “revenue” for the three months ended March 31, 2015 and 2014. Income of nil and $68 for the three and nine months ended March 31, 2015, respectively, as compared to $51 and $153 for the same periods of the last fiscal year, from certain of our property development investments was reclassified to loan receivables. Such income is included in “Other Income” with effect from the third quarter of fiscal 2011 in accordance with ASC Topic 310-10-25 Receivables.

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

Comparison of the Third Quarter Ended March 31, 2015 (“Q3 2015”) and March 31, 2014 (“Q3 2014”)

The following table sets forth certain consolidated statements of income data as a percentage of revenue for the third quarters of fiscal 2015 and 2014, respectively:

	Three Months Ended March 31,
	2015	2014
Revenue	100.0%	100.0%
Cost of sales	70.9	75.5
Gross Margin	29.1%	24.5%
Operating expenses
General and administrative	20.3%	21.9%
Selling	2.8	1.7
Research and development	0.5	0.6
Impairment loss	0.0	0.0
Loss on disposal of property, plant and equipment	0.0	0.0
Total operating expenses	23.6%	24.2%
Income from Operations	5.5%	0.3%

Overall Gross Margin

Overall gross margin as a percentage of revenue increased by 4.6% to 29.1% for the three months ended March 31, 2015, from 24.5% for the same period of the last fiscal year, primarily due to an increase in the gross profit margin in the manufacturing and testing segment. The increase in gross margin as a percentage of revenue was partially offset by a decrease in gross profit margin in the distribution and real estate segment. In terms of absolute dollar amounts, gross profits increased by $521 to $2,488 for the three months ended March 31, 2015, from $1,967 as compared to the same period of the last fiscal year.

Gross profit margin as a percentage of revenue in the manufacturing segment increased by 9.4% to 24.3% for the three months ended March 31, 2015, from 14.9% in the same period of the last fiscal year. The increase in gross margin was due to the orders which were delayed in the second quarter of fiscal year 2015 being fulfilled in the third quarter of fiscal year 2015, these orders generated high margins during the third quarter of fiscal year 2015. In absolute dollar amounts, gross profits in the manufacturing segment increased by $365 to $815 for the three months ended March 31, 2015, from $450 for the same period of last fiscal year.

Gross profit margin as a percentage of revenue in the testing segment increased by 5.8% to 37.5% for the three months ended March 31, 2015, from 31.7% in the same period of the last fiscal year.  The increase was primarily due to an increase in testing volume in our Tianjin operation in China and Singapore operations, which was partially offset by the decrease in testing volume in our Malaysia operations, Thailand operations and Suzhou operation in China.  Significant portions of our cost of goods sold are fixed in the testing segment.  Thus, as the demand for services and factory utilization increase, the fixed costs are spread over the increased output, which increases the gross profit margin. The Tianjin, China operations, the Singapore operations and the Malaysia operations increased their space utilization, which was partially offset by the decrease in space utilization in the Malaysia operations, Suzhou operations in China and Thailand operations. In absolute dollar amounts, gross profit in the testing segment increased by $95 to $1,552 for the three months ended March 31, 2015 from $1,457 for the same period of the last fiscal year.

The gross profit margin of the distribution segment is not only affected by the market price of our products, but also our product mix, which changes frequently as a result of changes in market demand. Gross profit margin as a percentage of revenue in the distribution segment decreased by 1.9% to 11.2% for the three months ended March 31, 2015, from 13.1% in the same period of the last fiscal year. The decrease in gross margin as a percentage of revenue was due to the change in product mix, as this segment increased sales of products that had higher profit margin items sufficient to offset the decrease in gross margin due to the change in product mix in the distribution segment as compared to the same period of last fiscal year. In terms of absolute dollar amounts, gross profit in the distribution segment increased by $63 to $112 for the three months ended March 31, 2015 from $49 in the same period of last fiscal year.

Gross profit margin as a percentage of revenue in the real estate segment was 20.9% for the three months ended March 31, 2015, a decrease of 3.0% as compared to 23.9% in the same period of the last fiscal year. In absolute dollar amounts, gross profit in the real estate segment for the three months ended March 31, 2015 was $9, a decrease of $2 from $11 in the same period of last fiscal year.  The decrease in the gross profit margin as a percentage of revenue was due to a decrease in rental revenue resulting from a time lag in renewal of rental agreements. The JiangHuai property remains vacant resulting in a decrease in rental income, which was offset by the increase in rent due to contracts entered into in the fourth quarter of fiscal 2014 and also an increase in rental due from the renewal of rental agreements. The increase in rental revenue does not have a direct impact on the cost associated with the properties, and thus may result in a lower gross margin for the interim period.

Operating Expenses

Operating expenses for the third quarters of fiscal 2015 and 2014 were as follows:

	Three Months Ended March 31,
(Unaudited)	2015	2014
General and administrative	$1,737	$1,757
Selling	235	140
Research and development	44	49
Impairment loss	-	-
Loss on disposal of property, plant and equipment	-	-
Total	$2,016	$1,946

General and administrative expenses decreased by $20, or 1.1%, from $1,757 to $1,737 for the three months ended March 31, 2015 compared to the same period of last fiscal year. The decrease in the general and administrative expenses was mainly attributable to the decrease in the expenses in the Singapore operations and the Suzhou and Chongqing operations in China. The decrease was partially offset by the increase in provision for bonus in the Singapore operations, Malaysia operations, Tianjin operation in China and in the U.S. operations.

The decrease of general and administrative expenses in Singapore operations was primarily due to the decrease in staff related expenses. The decrease of general and administrative expenses in Suzhou operations was primarily due to the decrease in staff related expenses, travelling expenses and entertainment expenses. The decrease in the Chongqing operations was primarily due to a decrease in legal fees as compared to the same period in the last fiscal year. TTCQ has yet to receive the title deed for properties purchased from JiangHuai. TTCQ is in the legal process to obtain the title deed, which is dependent on JiangHuai completing the entire project. These decreases were partially offset by the increase in general and administrative expenses in the Tianjin operation in China. The increase in expenses in the Malaysia operations was primarily due to the increase in provision for bonus, which was partially offset with the reversal of the provision for staff related expenses, which were no longer required as at March 31, 2015.  The increase in the Tianjin operations was primarily due to an increase in scale of operations, which rendered the increase in utilities expenses and salary related expenses.

Selling expenses increased by $95, or 67.9%, for the three months ended March 31, 2015, from $140 to $235 compared to the same period of the last fiscal year. The increase was mainly due to an increase in warranty expenses and commission expenses as the commissionable revenue increased in the Singapore operations. Increase in warranty expenses and commission expenses were due to the increase in sales in HAST systems to a major customer during third quarter of fiscal 2015.

Income / (Loss) from Operations

Income from operations was $472 for the three months ended March 31, 2015, as compared to $21 for the same period of the last fiscal year. The increase was mainly due to the increase of $521 in gross margin, which was higher than the increase of $70 in operating expenses, as previously discussed.

Interest Expense

Interest expense for the third quarters of fiscal 2015 and 2014 was as follows:

	Three Months Ended March 31,
(Unaudited)	2015	2014
Interest expenses	$(52)	$(62)

Interest expense decreased by $10 to $52 from $62 for the three months ended March 31, 2015, primarily due to payment of credit facilities in the Singapore and Malaysia operations. We are trying to keep our debt at a minimum in order to save financing costs.  As of March 31, 2015, the Singapore and Malaysia operations had an unused line of credit of $5,850.

Income Tax (Expenses) / Benefit

Income tax expenses for the three months ended March 31, 2015 were $170, as compared to an income tax benefit of $184 for the same quarter last fiscal year. The increase in income tax expense was mainly due to tax provision in our Tianjin, China operations and due to deferred tax for the timing difference recorded for the three months ended March 31, 2015 as compared to the same period in the previous fiscal year. Tax expenses include $83, representing the taxes withheld by the China and Malaysia subsidiaries for the payments made to the Singapore subsidiary, since these taxes withheld are not recoverable. The tax withheld by the China and Malaysia subsidiaries was paid to the Inland Revenue department of the respective countries.

Non-controlling Interest

As of March 31, 2015, we held a 55% interest in Trio-Tech (Malaysia) Sdn. Bhd., Trio-Tech (Kuala Lumpur) Sdn. Bhd., SHI International Pte. Ltd. and PTSHI Indonesia, and a 76% interest in Prestal Enterprise Sdn. Bhd. The non-controlling interest for the three months ended March 31, 2015, in the net income of subsidiaries, was $41, a decrease of $56 compared to the non-controlling interest in the net income of $97 for the same period of the previous fiscal year.  The decrease in the non-controlling interest in the net income of subsidiaries was attributable to the lower net income generated by the Malaysia operations.

(Loss) / Income  from Discontinued Operations

Loss from discontinued operations was $13 for the three months ended March 31, 2015 as compared to an income of $34 for the same period of the last fiscal year. There were other expenses in the discontinued operations during the three months ended March 31, 2015, whereas there was higher other income in the same period in the last fiscal year.

Net Income / (Loss)

Net income attributable to Trio-Tech International common shareholders was $199 for the three months ended March 31, 2015, as compared to $157 for the three months ended March 31, 2014. The increase in net income was mainly due to an increase in gross margin higher than the increase in operating expenses, as previously discussed, which was partially offset by the increase in income tax expenses, as discussed above.

Earnings / (Loss) per Share

Basic and diluted earnings per share for the three months ended March 31, 2015 was $0.06, an increase of $0.01, as compared to basic and diluted earnings per share of $0.05 in the same period of the last fiscal year.

Basic and diluted earnings per share from continuing operations for the three months ended March 31, 2015 was $0.06, an increase of $0.02, as compared to basic and diluted earnings per share of $0.04 in the same period of the last fiscal year. The change in earnings per share was due to an increase in net income, as discussed above.

Basic and diluted earnings per share from the discontinued operations was nil, as compared to basic and diluted earnings per share of $0.01 for the three months ended March 31, 2015 and 2014, respectively. Decrease in earnings per share in the discontinued operations was mainly because there were other expenses during the three months ended March 31, 2015, as compared to other income during the same period in the last fiscal year.

Segment Information

The revenue, gross margin and income from each segment for the third quarter of fiscal year 2015 and the third quarter of fiscal year 2014, respectively, are presented below. As the revenue and gross margin for each segment have been discussed in the previous section, only the comparison of income from operations is discussed below.

Manufacturing Segment

The revenue, gross margin and loss from operations for the manufacturing segment for the third quarter of fiscal 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015	2014
Revenue	$3,359	$3,020
Gross margin	24.3%	14.9%
Loss from operations	$(33)	$(343)

Loss from operations in the manufacturing segment was $33 for the three months ended March 31, 2015, a decrease of $310, as compared to $343 in the same period of the last fiscal year. The decrease was primarily due to an increase of $365 in the gross margin, which was higher than the increase in operating expenses. Operating expenses for the manufacturing segment were $848 and $793 for the three months ended March 31, 2015 and 2014, respectively.  The increase in operating expenses was mainly due to an increase provision for bonus and increase in selling expenses, which was partially offset by a decrease in allocation of corporate expenses as compared to the same period of last fiscal year.

Testing Segment

The revenue, gross margin and income from operations for the testing segment for the third quarters of fiscal 2015 and 2014 were as follows:

	Three Months Ended March 31,
(Unaudited)	2015	2014
Revenue	$4,138	$4,599
Gross margin	37.5%	31.7%
Income from operations	$590	$406

Income from operations in the testing segment for the three months ended March 31, 2015 was $590, an increase of $184 compared to $406 in the same period of last fiscal year. The increase in operating income was mainly attributable to an increase of $95 in gross margin, as discussed earlier, and a decrease of $89 in operating expenses. Operating expenses were $962 and $1,051 for the three months ended March 31, 2015 and 2014, respectively. The decrease in operating expenses was mainly attributable to a decrease of $71 in general and administrative expenses and a decrease in allocation of corporate charges by $20, which were partially offset by the increase in bonus provision. Corporate expenses charged in fiscal 2015 were based on a pre-determined fixed amount, which was lower than the previous fiscal year in the Singapore operations for the three months ended March 31, 2014.

Distribution Segment

The revenue, gross margin and income from operations for the distribution segment for the third quarters of fiscal 2015 and 2014 were as follows:

	Three Months Ended March 31,
(Unaudited)	2015	2014
Revenue	$1,003	$374
Gross margin	11.2%	13.1%
Loss from operations	$(28)	$(5)

Loss from operations in the distribution segment increased by $23 to $28 for the three months ended March 31, 2015, as compared to $5 in the same period of the last fiscal year. The increase in operating loss was mainly due to higher operating expenses of $86, which were partially offset by an increase in gross margin by $63. Operating expenses increased mainly due to an increase in general and administrative expenses caused by the increase in provision for bonus and an increase in allocation of corporate charges. Corporate expenses charged in fiscal 2015 were based on a pre-determined fixed amount, which was higher than the previous fiscal year in the Singapore operations for the three months ended March 31, 2014. Operating expenses were $140 and $54 for the three months ended March 31, 2015 and 2014, respectively.

Real Estate Segment

The revenue, gross margin and loss from operations for the real estate segment for the third quarters of fiscal 2015 and 2014 were as follows:

	Three Months Ended March 31,
(Unaudited)	2015	2014
Revenue	$43	$46
Gross margin	20.9%	23.9%
Loss from operations	$(18)	$(23)

Loss from operations in the real estate segment for the three months ended March 31, 2015 was $18, a decrease of $5, as compared to $23 for the same period of the last fiscal year.  The decrease in operating loss was mainly due to a decrease in gross margin of $2 and a decrease in operating expenses of $7. The operating expenses were $27 and $34 for the three months ended March 31, 2015 and 2014, respectively. The decrease in operating expenses as compared to the same quarter in last fiscal year was primarily due to a decrease in travelling expenses and legal expenses.

Corporate

The loss from operations for corporate for the third quarters of fiscal 2015 and 2014 were as follows:

	Three Months Ended March 31,
(Unaudited)	2015	2014
Loss from operations	$(39)	$(14)

Corporate operating loss was $39 for the three months ended March 31, 2015, an increase of $25, as compared to $14 in the same period of the last fiscal year.  The increase was mainly due to an increase in provision for bonus which was partially offset by the decrease in stock option expenses, travel expenses and professional fees. Stock option expenses during the three months ended March 31, 2015 were $8 as compared to $119 for the same period of last fiscal year.

Comparison of the Nine Months Ended March 31, 2015 and March 31, 2014

	Nine Months Ended March 31,
	2015	2014
Revenue	100.0%	100.0%
Cost of sales	73.6	77.5
Gross Margin	26.4%	22.5%
Operating expenses:
General and administrative	20.3%	20.2%
Selling	2.1	2.1
Research and development	0.5	0.6
Impairment loss	0.3	0.0
Loss on disposal of property, plant and equipment	0.1	0.0
Total operating expenses	23.3%	22.9%
Income / (Loss) from Operations	3.1%	(0.4)%

Overall Gross Margin

Overall gross margin as a percentage of revenue increased by 3.9% to 26.4% for the nine months ended March 31, 2015, from 22.5% in the same period of last fiscal year, primarily due to an increase in the gross profit margins in the manufacturing and testing segment, which was partially offset by a decrease in the gross profit margins in the distribution and real estate segments. In terms of absolute dollar amounts, gross profits increased by $683 to $6,728 for the nine months ended March 31, 2015, from $6,045 for the same period of the last fiscal year.

Gross profit margin as a percentage of revenue in the manufacturing segment increased by 0.8% to 16.5% for the nine months ended March 31, 2015, from 15.7% in the same period of the last fiscal year. In absolute dollar amounts, the gross profit decreased by $214 to $1,611 for the nine months ended March 31, 2015 as compared to $1,825 for the same period in last fiscal year. The decrease in absolute dollar amount of gross margin was primarily due to a decrease in revenue. The decrease in revenue was higher than the decrease in cost, resulting in the decrease in gross margin.

Gross profit margin as a percentage of revenue in the testing segment increased by 6.1% to 35.0% for the nine months ended March 31, 2015 from 28.9% in the same period of the last fiscal year. Our Tianjin operations in China, our Singapore operations and our U.S. operations increased their gross margin during the nine months ended March 31, 2015 as compared to the same period of the last fiscal year, which increase was partially offset by the decrease in gross margin in the Suzhou operation in China, the Thailand operations and the Malaysia operations. As the demand for services and factory utilization decreases, the fixed costs are spread over the reduced output, which decreases the gross profit margin. In terms of absolute dollar amounts, gross profit in the testing segment increased by $1,014 to $4,838 for the nine months ended March 31, 2015, from $3,824 for the same period of the last fiscal year. Gross profit in absolute dollar increased in our Tianjin operation in China, our Singapore operations and our U.S. operations, which profit was partially offset by the decrease in our Suzhou operation in China, our Thailand operations and our Malaysia operations.

Gross profit margin as a percentage of revenue in the distribution segment decreased by 5.4% to 13.8% for the nine months ended March 31, 2015, from 19.2% for the same period of the last fiscal year.  The decrease in gross margin was due to the change in product mix, as this segment had fewer sales of products with a higher profit margin as compared to the same period of last fiscal year.  In terms of absolute dollar amounts, gross profit in the distribution segment decreased by $113 to $252 for the nine months ended March 31, 2015 from $365 for the same period of the last fiscal year. The gross profit margin of the distribution segment was not only affected by the market price of our products, but also our product mix, which changes frequently as a result of changes in market demand.

Gross profit margin as a percentage of revenue in the real estate segment was 20.8% for the nine months ended March 31, 2015, a decrease of 2.0% from 22.8% for the same period in the last fiscal year. In terms of absolute dollar amounts, gross profit in the real estate segment for the nine months ended March 31, 2015 was $27, a decrease of $4 from $31 in the same period of the last fiscal year. The decrease in the gross profit margin as a percentage of revenue was due to a decrease in rental revenue compared to the costs, which are fixed. The decrease in revenue was higher than the decrease in cost, resulting in the decrease in gross margin.
Certain rental agreements expired and were only renewed after a period of vacancy, as previously discussed.

Operating Expenses

Operating expenses for the nine months ended March 31, 2015 and 2014 were as follows:

	Nine Months Ended March 31,
(Unaudited)	2015	2014
General and administrative	$5,175	$5,429
Selling	531	553
Research and development	138	150
Impairment loss	70	-
Loss on disposal of property, plant and equipment	28	11
Total	$5,942	$6,143

General and administrative expenses decreased by $254, or 4.7%, from $5,429 to $5,175 for the nine months ended March 31, 2015 compared to the same period of the last fiscal year. The decrease in general and administrative expenses was primarily in the testing segment and in the corporate office in the U.S., which was partially offset by the increase in such expenses in the manufacturing segment, real estate segment and distribution segment. The decrease was mainly attributable to a decrease in stock option expenses, traveling expenses, and general and administrative expenses such as salary and staff related expenses in the Singapore operations, Thailand operations and Suzhou operation in China. However, this was partially offset by the increase in provision for bonus and increase in the impairment loss in the Singapore operations and the Tianjin operation in China, and an increase in loss on disposal of property, plant and equipment in the Suzhou operation in China for the nine months ended March 31, 2015 as compared to the same period of last fiscal year. Suzhou The disposal of property, plant and equipment was due to certain equipment in the Suzhou operations in China found not suitable to test customer’s products. This disposal of assets resulted in the loss.

Selling expenses decreased by $22, or 4.0%, for the nine months ended March 31, 2015, from $553 to $531 compared to the same period of the last fiscal year, which was mainly due to an increase in commission expenses as a result of an increase in commissionable sales and an increase in travelling expenses in our Singapore operations.

Income / (Loss) from Operations

Income from operations was $786 for the nine months ended March 31, 2015 as compared to a loss from operations of $98 for the same period of the last fiscal year. The change was mainly due to an increase in gross profit margin and a decrease in operating expenses, as discussed earlier.

Interest Expense

Interest expenses for the nine months ended March 31, 2015 and 2014 were as follows:

	Nine Months Ended March 31,
(Unaudited)	2015	2014
Interest expenses	$(174)	$(196)

Interest expenses decreased by $22 to $174 from $196 for the nine months ended March 31, 2015 as compared to the same period of the last fiscal year due to repayment of credit facilities by the Singapore and Malaysia operations.

Income Tax (Expenses) / Benefit

Income tax expense for the nine months ended March 31, 2015 was $256, as compared to income tax benefit of $266 for the same period of the last fiscal year.  The increase in income tax expense was mainly due to tax provision in the Tianjin operations in China and due to deferred tax for the timing difference recorded for the nine months ended March 2015 as compared to the same period in the previous fiscal year. Tax expenses included $148, representing the taxes withheld by the China and Malaysia subsidiaries for the payments made to the Singapore subsidiary, since these taxes withheld are not recoverable. The tax withheld by the China and Malaysia subsidiaries was paid to the Inland Revenue department of the respective countries.

Non-controlling Interest

As of March 31, 2015, we held a 55% interest in Trio-Tech Malaysia, Trio-Tech (Kuala Lumpur) Sdn. Bhd., SHI International Pte. Ltd., and PTSHI Indonesia, and a 76% interest in Prestal Enterprise Sdn. Bhd. The non-controlling interest for the nine months ended March 31, 2015, in the net income of subsidiaries, was $251 as compared to the non-controlling interest in the net income of $195 for the same period of last fiscal year. The increase in the non-controlling interest in the net income of subsidiaries was attributable to the increase in net income generated by the Malaysia testing operation as a result of an increase in revenue as compared to the same period in the prior fiscal year.

Income / (Loss) from Discontinued Operations

Income from discontinued operations was $7 for the nine months ended March 31, 2015 as compared to a loss of $38 for the same period of the last fiscal year. The other income in the discontinued operations was higher during the nine months ended March 31, 2015 compared to the same period last fiscal year, which was partially offset by the higher general and administrative expenses as compared to the same period in the last fiscal year. Increase in other income was due to the reversal of provision which was no longer required.

Net Income / (Loss)

Net income attributable to Trio-Tech International Common shareholders was $169 for the nine months ended March 31, 2015, an improvement by $394 as compared to a loss of $225 for the same period in the last fiscal year. The decrease was mainly due to an increase in provision for bonus and increase in income tax expenses which were partially offset by the increase in gross margin and a decrease in operating expenses, as discussed above.

Earnings / (Loss) per Share

Basic and diluted earnings per share for the nine months ended March 31, 2015 was $0.05, an improvement of $0.11, as compared to basic and diluted loss per share of $0.06 in the same period of the last fiscal year.

Basic and diluted earnings per share from continuing operations for the nine months ended March 31, 2015 was $0.05, an improvement of $0.11, as compared to basic and diluted loss per share of $0.06 in the same period of last fiscal year. Improvement in earnings per share was mainly due to higher gross margin and lower operating expenses for the nine months ending March 31, 2015, as discussed earlier.

Basic and diluted earnings per share from the discontinued operations was nil, as compared to basic and diluted loss per share of $0.01 for the nine months ended March 31, 2015 and 2014, respectively. Improvement in earnings per share in the discontinued operations was mainly because there were other income during the nine months ended March 31, 2015, as compared to other expenses during the same period in the last fiscal year.

Segment Information

The revenue, gross profit margin, and income or loss from each segment for the nine months ended March 31, 2015 and 2014, respectively, are presented below.  As the segment revenue and gross margin for each segment have been discussed in the previous section, only the comparison of income from operations is discussed below.

Manufacturing Segment

The revenue, gross margin and loss from operations for the manufacturing segment for the nine months ended March 31, 2015 and 2014 were as follows:

	Nine Months Ended March 31,
(Unaudited)	2015	2014
Revenue	$9,754	$11,589
Gross margin	16.5%	15.7%
Loss from operations	$(768)	$(671)

Loss from operations from the manufacturing segment increased by $97 to $768 for the nine months ended March 31, 2015 from $671 in the same period of the last fiscal year, primarily due to a decrease in revenue by $1,835, resulting in a decrease in gross profit by $214, as discussed earlier. Operating expenses for the manufacturing segment were $2,379 and $2,496 for the nine months ended March 31, 2015 and 2014, respectively. The decrease in operating expenses of $117 was mainly due to a decrease in selling expenses, a decrease in allocation of corporate charges, a decrease in research and development expenses and a decrease in loss on disposal of property, plant and equipment. The decreases were partially offset by an increase in the provision for bonus in a subsidiary which achieved the bonus criteria, an increase in warranty and commission expenses and the increase in the impairment of property, plant and equipment. Corporate expenses charged in fiscal 2015 were based on a pre-determined fixed amount, which was higher than the previous fiscal year in the Singapore operations for the nine months ended March 31, 2014..

Testing Segment

The revenue, gross margin and income from operations for the testing segment for the nine months ended March 31, 2015 and 2014 were as follows:

	Nine Months Ended March 31,
(Unaudited)	2015	2014
Revenue	$13,829	$13,244
Gross margin	35.0%	28.9%
Income from operations	$1,864	$797

Income from operations in the testing segment for the nine months ended March 31, 2015 was $1,864, an increase of $1,067 compared to $797 in the same period of the last fiscal year. The increase in operating income was attributable to an increase of $1,014 in gross margin and a decrease of $53 in operating expenses. Operating expenses were $2,974 and $3,027 for the nine months ended March 31, 2015 and 2014, respectively. The decrease in operating expenses was mainly attributable to a decrease in the operating expenses in all the entities, except the Tianjin operation in China. The decrease in operating expenses was caused by the decrease in general and administrative expenses which was partially offset by the increase in selling expenses, the increase in allocation of corporate expenses, the increase in provision for bonus, the increase in impairment loss and the increase in loss on disposal of property, plant and equipment. The impairment was due to certain equipment in the Tianjin operations in China found to be unsuitable to test customer’s products and hence the decision to impair this asset.

Distribution Segment

The revenue, gross margin and income from operations for the distribution segment for the nine months ended March 31, 2015 and 2014 were as follows:

	Nine Months Ended March 31,
(Unaudited)	2015	2014
Revenue	$1,820	$1,906
Gross margin	13.8%	19.2%
(Loss) / income from operations	$(28)	$194

Loss from operations in the distribution segment was $28 for the nine months ended March 31, 2015, a deterioration of $222, as compared to an income of $194 for the same period of last year. The deterioration was mainly due to a decrease in revenue and a decrease in gross profit, as discussed earlier. Gross profit decreased by $113 and operating expenses increased by $109. Operating expenses were $280 and $171 for the nine months ended March 31, 2015 and 2014, respectively. The increase in operating expenses was mainly due to an increase in general and administrative expenses and an increase in allocation of corporate expenses, which were partially offset by the decrease in selling expenses. Corporate expenses charged in fiscal 2015 were based on a pre-determined fixed amount, which was higher than the previous fiscal year in the Singapore operations for the nine months ended March 31, 2014.

Real Estate Segment

The revenue, gross margin and loss from operations for the real estate segment for the nine months ended March 31, 2015 and 2014 were as follows:

	Nine Months Ended March 31,
(Unaudited)	2015	2014
Revenue	$130	$136
Gross margin	20.8%	22.8%
Loss from operations	$(109)	$(68)

Loss from operations in the real estate segment for the nine months ended March 31, 2015 was $109, an increase of $41 compared to a loss of $68 for the same period of the last fiscal year.  The increase in operating loss was mainly due to an increase in operating expenses and a decrease in gross margin, as discussed earlier. Operating expenses increased by $37 to $136 for the nine months ended March 31, 2015 as compared to $99 for the same period in the last fiscal year. The increase in operating expenses was mainly due to an increase in legal fees, which was partially offset by the lower allowance for doubtful receivables for the nine months ended March 31, 2015 as compared to the same period in last fiscal year, as previously discussed.

Corporate

The loss from operations for corporate for the nine months ended March 31, 2015 and 2014 was as follows:

	Nine Months Ended March 31,
(Unaudited)	2015	2014
Loss from operations	$(173)	$(350)

Operating losses in the corporate office for the nine months ended March 31, 2015 was $173, a decrease of $177, as compared to $350 for the same period of the last fiscal year.  This was mainly due to a decrease in stock option expenses and professional fees. The stock option expenses for the nine months ended March 31, 2015 were $97, a decrease of $111 from $208 for the same period in the last fiscal year. These decreases were partially offset by the increase in provision for bonus.

Financial Condition

During the nine months ended March 31, 2015 total assets decreased by $2,880, from $34,590 as at June 30, 2014 to $31,710 as at March 31, 2015. The decrease in total assets was primarily due to a decrease in cash and cash equivalents, trade accounts receivables, other receivables, deferred tax assets, investment properties, property, plant and equipment, loans receivable from property development projects and restricted term deposits, which was partially offset by an increase in short-term deposits, inventories, prepaid expenses, and other assets.

Cash and cash equivalents were $2,373 as at March 31, 2015, reflecting a decrease of $565 from $2,938 as at June 30, 2014, primarily due to payments for loans and dividends in the Malaysia operations, and decreased collections from customers in operations in Malaysia and Tianjin operations in China. Collections from customers were less due to a decrease in sales for the nine months ended March 31, 2015 as compared to the same period last fiscal year. There was also delay in payments by the major customer, as they were making changes to their accounting system to incorporate the goods and services taxes which was newly introduced in Malaysia. This cash outflow was partially offset by the cash inflow from the increased cash balances from the Singapore operations due to the uplift of fixed deposit for working capital. The total sales decreased by $1,342 for the nine months ended March 31, 2015 from $26,875 to $25,533 as compared to the same period last fiscal year.

At March 31, 2015, the trade accounts receivable balance decreased by $264 to $8,361 from $8,625 as at June 30, 2014, primarily due to a decrease in revenue in the Singapore, Malaysia and Thailand operations for the third quarter of fiscal 2015 as compared to the revenue in the fourth quarter of fiscal 2014. Trade receivables decreased in the Chongqing operations due to the provision for doubtful receivables, which exceeded 120 days. The number of days’ sales outstanding remained relatively the same and was 88 days at the end of the third quarter of fiscal 2015, compared to 87 days at the end of the of fiscal year 2014.

At March 31, 2015, other receivables were $284, reflecting a decrease of $27 from $311 as at June 30, 2014. The decrease was primarily due to the reduction of advance payment to suppliers in our Singapore operations, and the decrease in goods and services taxes claimable, as the sales were higher than the purchases during the nine months ended March 31, 2015.

Inventory at March 31, 2015 was $1,410, an increase of $304 compared to $1,106 as at June 30, 2014. The increase in inventory was mainly due to an increase in the finished goods and work in progress in the Singapore operations in the third quarter of fiscal 2015, as compared to the fourth quarter of fiscal 2014. The number of days’ inventory held was 68 days at the end of the third quarter of fiscal 2015 compared to 66 days at the end of fiscal year 2014.  The higher days’ inventory on hand was due to an increase in purchase of inventory by the Singapore operations in the nine month period ended March 31, 2015, as compared to the year end of fiscal 2014.

Prepaid expenses and other current assets were $302 as at March 31, 2015 compared to $205 as at June 30, 2014. The increase of $97 was primarily due to prepayments for software license fees for the Singapore operations and prepayments for insurance by the U.S. operations, Singapore operations, Malaysia operations and Tianjin operation in China.

Investment properties in China and Malaysia at March 31, 2015 were $1,669, a decrease of $96 from $1,765 as at June 30, 2014.  The decrease was primarily due to depreciation charged and the foreign exchange fluctuations for the nine months ended March 31, 2015.

Property, plant and equipment decreased by $1,333 from $13,541 as at June 30, 2014 to $12,208 as at March 31, 2015, mainly due to depreciation charges of $1,742, disposal of certain property, plant and equipment in the Suzhou operations and impairment in the Singapore and Tianjin operations. These decreases were partially offset by the capital expenditures of $1,460 incurred mainly in the Malaysia and Singapore operations and in Tianjin and Suzhou in the China operations.

At March 31, 2015, loans receivable from property development projects were nil, compared to $805 as at June 30, 2014. The balances were transferred during the quarter ended December 31, 2014 as a down payment for the purchase of investment property in China.

Other assets as at March 31, 2015 increased by $766 to $2,029, compared to $1,263 as at June 30, 2014.  The increase in other assets was primarily due to down payment for the purchase of investment property in China and an increase in down payment for the purchase of fixed assets in the Malaysia operations which was partially offset by the capitalization of the purchase of fixed assets in the Tianjin operation in China.

Restricted term deposits as at March 31, 2015 decreased by $931 to $2,610, as compared to $3,541 as at June 30, 2014. The Singapore operations repaid the loans that were secured by the fixed deposit and hence the restricted deposit was released and the deposit was withdrawn. The foreign currency exchange difference between functional currency and the U.S. dollar from June 30, 2014 to March 31, 2015 also contributed to the

Lines of credit as at March 31, 2015 decreased by $1,948 to $1,819, compared to $3,767 as at June 30, 2014. The decrease in lines of credit was mainly due to repayment of a credit facility by the Singapore and Malaysia operations, which were partially offset by new lines of credit, drawn upon by our Malaysia operations in the second quarter of fiscal year 2015.

Trade accounts payable as at March 31, 2015 decreased by $775 to $2,387 from $3,162 as at June 30, 2014.  The decrease was mainly due to the Malaysia and Tianjin operations due to increased payments due to suppliers.

Accrued expenses as at March 31, 2015 increased by $719 to $3,765 from $3,046 as at June 30, 2014. The increase was mainly due to purchase accruals in the Singapore operations and increase in provision for bonus.

Total bank loans payable as at March 31, 2015 decreased by $759 to $2,287 from $3,046, mainly due to repayment by our Singapore and Malaysia operations, and one of the loans that was outstanding as at June 30, 2014 was settled in the second quarter of fiscal year 2015.

Liquidity Comparison

Net cash provided by operating activities decreased by $762 to $2,392 for the nine months ended March 31, 2015, compared to $3,154 in the same period of the last fiscal year. The decrease in net cash generated by operating activities was primarily due to decreases in other receivables by $1,333, inventories by $1,014, bad debts expense by $312, accounts receivables by $273, prepaid expenses and other current assets by $160, accrued interest decreased by $96 and stock options expenses by $111. These were offset by the increases in other assets by $1,267, net income by $450, accounts payable and accrued expenses by $480 and income tax payable by $280.

Net cash used in investing activities decreased by $1,457 to $809 for the nine months ended March 31, 2015, compared to $2,266 for the same period of the last fiscal year.  The decrease in cash outflow in the investing activities was primarily due to a decrease in capital spending by $837 and an increase in proceeds from restricted deposits by $636 during the nine months ended March 31, 2015.

Net cash used in financing activities for the nine months ended March 31, 2015 was $1,957, representing an increase of $938 compared to $1,019 during the same period of the last fiscal year. The increase in outflow was mainly due to an increase in repayment of lines of credit by $626, a decrease in proceeds from long-term bank loans by $265, and there were no proceeds from the exercise of stock options as compared to $351for the same period of last fiscal year. The increase in outflow in financing activities was partially offset by a decrease in repayment of bank loans and capital leases of $225 in our Singapore operation, and no dividends paid to non-controlling interests during the nine months ended March 31, 2015, as compared to dividends paid to non-controlling interests of $78 in the same period of last fiscal year.

We believe that our projected cash flows from operations, borrowing availability under our revolving lines of credit, cash on hand, trade credit and the secured bank loan will provide the necessary financial resources to meet our projected cash requirements for at least the next 12 months.

Critical Accounting Estimates & Policies

During the nine months ended March 31, 2015 there have been no significant changes in the critical accounting policies, except as disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the most recent Annual Report on Form 10-K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2015, the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective at a reasonable level.

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

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

Malaysia and Singapore regulations prohibit the payment of dividends if the Company does not have sufficient retained earnings and tax credit. In addition, the payment of dividends can only be made after making deductions for income tax pursuant to regulations. Furthermore, cash movements from the Company’s 55% owned Malaysian subsidiary to overseas are restricted and must be authorized by the Central Bank of Malaysia. California law also prohibits the payment of dividends if the Company does not have sufficient retained earnings or cannot meet certain asset to liability ratios.

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
VICTOR H.M. TING Vice President and Chief Financial Officer (Principal Financial Officer) Dated: May 13, 2015