Form 10-K
period 2015-06-30
TRIO-TECH INTERNATIONAL
filed 2015-09-30
CIK 732026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

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

The aggregate market value of voting stock held by non-affiliates of Registrant, based upon the closing price of $2.91 for shares of the registrant’s Common Stock on December 31, 2014, the last business day of the registrant’s most recently completed second fiscal quarter as reported by the NYSE MKT, was approximately $5,824,000. In calculating such aggregate market value, shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock (including shares with respect to which a holder has the right to acquire beneficial ownership within 60 days) were excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock outstanding as of September 11, 2015 was 3,513,055.

Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference information from Registrant’s Proxy Statement for its 2015 Annual Meeting of Shareholders to be filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K.

TRIO-TECH INTERNATIONAL

i

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

During fiscal year 2015, we operated our business in four segments: manufacturing, testing services, distribution and real estate. Geographically, we operate in the U.S., Singapore, Malaysia, Thailand and China.  We operate six testing services facilities; one in the United States and five in Southeast Asia. We operate two manufacturing facilities: one in the United States and the other in Southeast Asia. Our distribution segment and real estate segment operate primarily in Southeast Asia. Our major customers are concentrated in Southeast Asia and they are either semiconductor chip manufacturers or testing facilities that purchase testing equipment.  For information relating to revenues, profit and loss and total assets for each of our segments, see Note 19 - Business Segments contained in our consolidated financial statements included in this Form 10-K.

Company History – Certain Highlights

2011
SHI International Pte. Ltd. achieved ISO 9001:2008 certification.
Universal (Far East) Pte. Ltd. Singapore re-certified to ISO 9001:2008 standards.
Trio-Tech (Tianjin) Co., Ltd. certified for ISO/TS 16949:2009 standards.

2012	Trio-Tech (Tianjin) Co., Ltd. acquired TS16949 certification.

2013
Trio-Tech International Pte. Ltd., Singapore, Trio-Tech (Malaysia) Sdn. Bhd., Trio-Tech (Suzhou) Co., Ltd.
Trio-Tech (Bangkok) Co., Ltd. and Trio-Tech (Tianjin) Co., Ltd. re-certified to ISO 9001:2008 standards.
Trio-Tech International Pte. Ltd., Singapore, re-certified to ISO 14001:2004 standards.
Trio-Tech Malaysia (Malaysia) Sdn. Bhd. achieved ISO/TS16949 LOC certification.
Trio-Tech Tianjin Co., Ltd. re-certified to ISO/TS16949 LOC certification.
Trio-Tech International Pte. Ltd., Singapore, re-certified to biz SAFE Level 3 Workplace Safety and Health standards.

2014	Trio-Tech International Pte. Ltd., Singapore, re-certified to ISO 17025:2005 standards. Universal (Far East) Pte. Ltd. Singapore re-certified to ISO 9001:2008 standards.
2015
Trio-Tech (Tianjin) Co., Ltd., re-certified to ISO 9001:2008 standards.
Trio-Tech International Pte. Ltd., Singapore, Trio-Tech (Malaysia) Sdn. Bhd. and Trio-Tech (Bangkok) Co., Ltd. re-certified to ISO 9001:2008 standards. (Aug 2015)
Trio-Tech International Pte. Ltd., Singapore, re-certified to ISO 14001:2004 standards. (Aug 2015)

Overall Business Strategies

Our core business is and historically has been in the semiconductor industry (testing services, manufacturing and distribution).  Revenue from this industry accounted for 99.5% of our revenue for both fiscal years 2015 and 2014, respectively. The semiconductor industry has experienced periods of rapid growth, but has also experienced downturns, often in connection with, or in anticipation of, maturing product cycles of both semiconductor companies’ and their customers’ products and declines in general economic conditions. To reduce our risks associated with sole industry focus and customer concentration, the Company expanded its business into the real estate investment and oil and gas equipment fabrication businesses in 2007 and 2009, respectively.  The Company’s Indonesia operation and the Indonesia operation’s immediate holding company, which comprise the fabrication services segment, suffered continued operating losses since it commenced its operations, and the cash flow was minimal in the past years.  The Company established a restructuring plan to close the fabrication services operation, and in accordance with ASC Topic 205, Presentation of Financial Statement Discontinued Operations (“ASC Topic 205”), the Company presented the operation results from fabrication services as a discontinued operation. Real Estate segment contributed only 0.5% to the total revenue and has been insignificant since the property market in China has slow down due to cooling measures in China.

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

Component Centrifuges and Leak Detection Equipment

We manufacture centrifuges that perform high speed constant acceleration to test the mechanical integrity of ceramic and other hermetically sealed semiconductor devices and electronic parts for high reliability and aerospace applications. Leak detection equipment is designed to detect leaks in hermetic packaging. The bubble tester is used for gross leak detection. A visual bubble trail will indicate when a device is defective.

Distribution

In addition to marketing our proprietary products, we distribute complementary products made by manufacturers mainly from the United States, Europe, Taiwan and Japan.  The products include environmental chambers, handlers, interface systems, vibration systems, shaker systems, solderability testers and other semiconductor equipment. Besides equipment, we also distribute a wide range of components such as connectors, sockets, LCD display panels and touch-screen panels. Furthermore, our range of products are mainly targeted for industrial products rather than consumer products whereby the life cycle of the industrial products can last from 3 years to 7 years.

Real Estate

Beginning in 2007, TTI has invested in real estate property in Chongqing, China, which has generated investment income from the rental revenue from real estate we purchased in Chongqing, China, and investment returns from deemed loan receivables, which are classified as other income. The rental income is generated from the rental properties in MaoYe, JiangHuai and FuLi in Chongqing, China. In the second quarter of fiscal 2015, the investment in JiaSheng which is deemed as loans receivable, was transferred to down payment for purchase of investment property in China. During the first three quarters of fiscal 2014, the investment, which is deemed as loans receivable, generated investment returns from the investments in JiaSheng and JiangHuai. Subsequently in the second quarter of fiscal 2014, a full provision was made for the investment in JiangHuai.

Product Research and Development

We focus our research and development activities on improving and enhancing both product design and process technology. We conduct product and system research and development activities for our products in Singapore and the United States. Research and development expenses were $182 and $196 in fiscal year 2015 and 2014, respectively. Our Singapore and United States operations decreased their research and development expenses in fiscal year 2015, due to a decrease in headcount and thus the payroll related expenses.

Marketing, Distribution and Services

We market our products and services worldwide, directly and through independent sales representatives and our own marketing sales team. We have approximately five independent sales representatives operating in the United States and another twenty in various foreign countries. Of the twenty-five sales representatives, eight are representing the distribution segment and seventeen are representing the testing services segment and the manufacturing segment for various products and services produced and provided from our facilities in different locations.

Dependence on Limited Number of Customers

In fiscal year 2015 and 2014, combined sales of equipment and services to our three largest customers accounted for approximately 72.2% and 70.9%, respectively, of our total net revenue. Of those sales, $21,503 (63.4%) and $21,986 (60.6%) were from one major customer for fiscal years 2015 and 2014, respectively. Although the major customer is a U.S. company, the revenue generated from it was from facilities located outside of the U.S. The majority of our sales and services in fiscal years 2015 and 2014 were to customers outside of the United States.

Backlog

The following table sets forth the Company's backlog at the dates indicated:

	For the Year Ended June 30,
	2015	2014
Manufacturing backlog	$3,323	$2,653
Testing services backlog	721	1,515
Distribution backlog	1,021	212
Real estate backlog*	103	528
	$5,168	$4,908

*Real estate backlog is based on the rental income from a non-cancellable lease.

Based on our past experience, we do not anticipate any significant cancellations or re-negotiation of sales.  The purchase orders for the manufacturing, testing services and distribution businesses generally require delivery within 12 months from the date of the purchase order and certain costs are incurred before delivery. In the event of a cancellation of a confirmed purchase order, we require our customers to reimburse us for all costs incurred. We do not anticipate any difficulties in meeting delivery schedules. The backlog is based on estimates provided by our customers and is not based on customer’s purchase order as it is a practice that the purchase orders are provided only during the process of delivery.

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

The principal competitive factors in the manufacturing industry include product performance, reliability, service and technical support, product improvements, price, established relationships with customers and product familiarity. We make every effort to compete favorably with respect to each of these factors.  Although we have competitors for our various products, we believe that our products compete favorably with respect to each of the above factors. We have been in business for more than 56 years and have operation facilities mostly located in Southeast Asia.  Those factors combined have helped us to establish and nurture long-term relationships with customers and will allow us to continue doing business with our existing customers upon their relocation to other regions where we have a local presence or are able to reach.

Patents

As our patents are not significant for our manufacturing segment due to the change in our products portfolio, the capitalized cost of the patents was written off in fiscal year 2002 because of the impairment assessed by our management. In fiscal years 2015 and 2014, we did not register any patents within the U.S.

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

Employees

As of June 30, 2015, we had approximately 599 full time employees and no part time employees. Geographically, approximately 10 full time employees were located in the United States and approximately 589 full time employees in Southeast Asia.  None of our employees are represented by a labor union.

There were approximately 54 employees in the manufacturing segment, 505 employees in the testing services segment, 3 employees in the distribution segment, 3 employees in the real estate segment and 34 employees in general administration, logistics and others.

ITEM 1A – RISK FACTORS

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, we are not required to provide the information required by this item.

ITEM 1B – UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2 – PROPERTIES

As of the date of filing of this Form 10-K, we believe that we are utilizing approximately 82% of our fixed property capacity. We also believe that our existing facilities are adequate and suitable to cover any sudden increase in our needs in the foreseeable future.

The following table presents the relevant information regarding the location and general character of our principal manufacturing and testing facilities:

Location	Segment	Approx. Sq. Ft. Occupied	Owned (O) & or Leased (L) Expiration Date
16139 Wyandotte Street,	Corporate	5,200	(L) Mar. 2017
Van Nuys, CA 91406, United States of America	Testing Services/Manufacturing
1004, Toa Payoh North, Singapore	Testing Services	6,864	(L) Sept. 2017
Unit No. HEX 07-01/07,
Unit No. HEX 07-01/07, (ancillary site)	Testing Services	2,605	(L) Sept. 2017
Unit No. HEX 03-01/02/03,	Testing Services/Manufacturing	2,959	(L) Sept. 2017
Unit No. HEX 01-08/15,	Testing Services/Manufacturing	6,864	(L) Jan. 2017
Unit No. HEX 01-08/15, (ancillary site)	Testing Services/Manufacturing	351	(L) Jan. 2017
Unit No. HEX 01-16/17,	Logistics Store	1,983	May 2015*2
1008, Toa Payoh North, Singapore	Manufacturing	6,099	(L) Jan. 2017
Unit No. HEX 03-09/17,
Unit No. HEX 03-09/17, (ancillary site)	Manufacturing	70	(L) Jan. 2017
Unit No. HEX 01-09/10/11,	Manufacturing	2,202	(L) Nov. 2017
Unit No. HEX 01-15/16,	Manufacturing	1,400	(L) Sept. 2017
Unit No. HEX 01-08,	Manufacturing	603	(L) Jun. 2017
Unit No. HEX 01-12/14,	Manufacturing	1,664	(L) Jul. 2016
Plot 1A, Phase 1	Manufacturing	42,013	(O)
Bayan Lepas Free Trade Zone
11900 Penang
Lot No. 11A, Jalan SS8/2,	Testing Services	78,706	(O)
Sungai Way Free Industrial Zone,
47300 Petaling Jaya,
Selangor Darul Ehsan, Malaysia
Lot No. 4, Kawasan MIEL	Testing Services	37,457	Nov. 2013*1
Sungai Way Baru Free Industrial Zone,
Phsdr Phase III, Selangor Darul Ehsan, Malaysia
327, Chalongkrung Road,	Testing Services	34,433	(O)
Lamplathew, Lat Krabang,
Bangkok 10520, Thailand
No. 5, Xing Han Street, Block A	Testing Services	3,832	Dec. 2014*2
#03-09/10 Suzhou Industrial Park
China 215021
No. 5, Xing Han Street, Block A	Testing Services	6,200	(L) Jan. 2016
#04-15/16, Suzhou Industrial Park
China 215021
27-05, Huang Jin Fu Pan.	Real Estate	969	(L) Aug. 2017
No. 26 Huang Jin Qiao Street
Hechuan District Chongqing China 401520
B7-2, Xiqing Economic Development	Testing Services	53,550	(L) Apr. 2021
Area International Industrial Park
Tianjin City, China 300385

*1 Although we previously leased these premises, the premises have been returned to the lessor and the lease terminated during fiscal year 2014.
*2 Although we previously leased these premises, the premises have been returned to the lessor and the lease terminated during fiscal year 2015.

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

PART II

ITEM 5 – MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is traded on the NYSE MKT under the symbol “TRT.”  The following table sets forth, for the periods indicated, the range of high and low sales prices of our Common Stock as quoted by the NYSE MKT:

	High	Low
Fiscal year ended June 30, 2014
Quarter ended September 30, 2013	$3.80	$3.01
Quarter ended December 31, 2013	$3.54	$3.05
Quarter ended March 31, 2014	$3.50	$3.03
Quarter ended June 30, 2014	$3.68	$3.01
Fiscal year ended June 30, 2015
Quarter ended September 30, 2014	$5.34	$3.20
Quarter ended December 31, 2014	$3.87	$2.91
Quarter ended March 31, 2015	$3.33	$2.62
Quarter ended June 30, 2015	$3.30	$2.65

Stockholders

As of September 11, 2015, there were 3,513,055 shares of our Common Stock issued and outstanding, and the Company had approximately 67 record holders of Common Stock. The number of holders of record does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.

Dividend Policy

We did not declare any cash dividends in either fiscal year 2015 or fiscal year 2014.

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

During fiscal 2014 and 2015, Trio-Tech International operated in four segments: manufacturing, testing services, distribution and real estate. In fiscal year 2015, revenue from the manufacturing, testing services, distribution and real estate segments represented 37.9%, 53.1%, 8.5% and 0.5% of our revenue, respectively, as compared to 43.3%, 49.7%, 6.5% and 0.5% respectively, in fiscal year 2014.

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

We expanded our market share in the semiconductor testing segment, primarily in Tianjin and Malaysia. In fiscal year 2011,  TTI registered a 100% wholly owned subsidiary, Trio-Tech (Tianjin) Co. Ltd. (“TTTJ”), located in the Xiqing Economic Development Area International Industrial Park in Tianjin City, People’s Republic of China. During fiscal year 2015, TTTJ was re-certified to ISO 9001:2008 standards. It provides testing services for one of our major customers.

In August 2015, our testing operations in Singapore, Malaysia and Bangkok were re-certified to ISO 9001:2008 standards.  During the previous fiscal year, our testing operations in Singapore were re-certified to ISO 17025:2005 standards.

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

No investment income was recorded as “revenue” by the real estate segment in either of fiscal years 2015 or 2014.

Trio-Tech Chongqing Co., Ltd. (“TTCQ”) invested RMB 5,554 in rental properties in Maoye during fiscal year 2008, RMB 3,600 in rental properties in JiangHuai during fiscal year 2010 and RMB 4,025 in rental properties in FuLi during fiscal year 2010. The total investment in properties in China was RMB 13,179, or approximately $2,123 and $2,122 in fiscal years 2015 and 2014, respectively. The carrying value of these investment properties in China was RMB 9,560 and RMB 10,218, or approximately $1,540 and $1,646, in fiscal years 2015 and 2014, respectively. These properties generated a total rental income of $173 and $177 for fiscal years 2015 and 2014, respectively. TTCQ’s investment in properties that generated rental income is discussed further in this Form 10-K.

TTCQ has yet to receive the title deed for properties purchased from JiangHuai. TTCQ is in the legal process of obtaining the title deed, which is dependent on JiangHuai completing the entire project. JiangHuai property did not generate any income during fiscal 2015, while it generated rental income of $13 in the first three quarters of fiscal year 2014.

“Investments” in real estate segment was the cost of an investment in a joint venture in which we had 10% interest. During the second quarter of fiscal year 2014, TTCQ disposed of its 10% interest in the joint venture. The joint venture had to raise funds for the development of the project. As a joint-venture partner, TTCQ was required to stand guarantee for the funds to be borrowed; considering the amount of borrowing, the risk involved was higher than the investment made and hence TTCQ decided to dispose of the 10% interest in the joint venture investment. On October 2, 2013, TTCQ entered into a share transfer agreement with Zhu Shu. Based on the agreement the purchase price was to be paid by (1) RMB 10,000 worth of commercial property in Chongqing, China, or approximately $1,634 based on exchange rates published by the Monetary Authority of Singapore as of October 2, 2013, by non-monetary consideration and (2) the remaining RMB 8,000, or approximately $1,307 based on exchange rates published by the Monetary Authority of Singapore as of October 2, 2013, by cash consideration. The consideration consists of (1) commercial units measuring 668 square meters to be delivered in June 2016 and (2) sixteen quarterly equal installments of RMB 500 per quarter commencing from January 2014. Based on ASC Topic 845 Non-monetary Consideration, (“ASC Topic 845”) the Company deferred the recognition of the gain on disposal of the 10% interest in joint venture investment until such time that the consideration is paid, so that the gain can be ascertained. The recorded value of the disposed investment amounting to $783, based on exchange rates published by the Monetary Authority of Singapore as of June 30, 2014, is classified as “other assets” under non-current assets, because it is considered a down payment for the purchase of the commercial property in Chongqing. The first three installment amounts of RMB 500 each due in January 2014, April 2014 and July 2014 were all outstanding until the date of disposal of the investment in joint venture. Out of the outstanding amount of RMB 8,000, TTCQ had received RMB 100 during May 2014.

On October 14, 2014, TTCQ and Jun Zhou Zhi Ye entered into a memorandum of understanding. Based on the memorandum of understanding, both parties have agreed to register a sales and purchase agreement upon Jun Zhou Zhi Ye obtaining the license to sell the commercial property (the Singapore Themed Resort Project) located in Chongqing, China. The proposed agreement is for the sale of shop lots with a total area of 1,484.55 square meters as consideration for all the outstanding amounts owed to TTCQ by Jun Zhou Zhi Ye as follows:

a)	Long term loan receivable RMB 5,000, or approximately $814, as disclosed in Note 5, plus the interest receivable on long term loan receivable of RMB 1,250;
b)	Commercial units measuring 668 square meters, as mentioned above; and
c)	RMB 5,900 for the part of the unrecognized cash consideration of RMB 8,000 relating to the disposal of the joint venture.

The shop lots are to be delivered to TTCQ upon completion of the construction of the shop lots in the Singapore Themed Resort Project, which is expected to be no later than December 31, 2016. However, should there be further delays in the project completion, based on the discussion with the developers it is estimated to be completed by June 30, 2017. The consideration does not include the remaining outstanding amount of RMB 2,000, or approximately $326, which will be paid in cash.

Fiscal Year 2015 Highlights (in Thousands)

●	Total revenue decreased by $2,330, or 6.4%, to $33,932 in fiscal year 2015 compared to $36,262 in fiscal year 2014.
●	Manufacturing segment revenue decreased by $2,842, or 18.1%, to $12,873 in fiscal year 2015 compared to $15,715 in fiscal year 2014.
●	Testing services segment revenue was $18,020 in fiscal year 2015, an increase of $3 compared to $18,017 in fiscal year 2014.
●	Distribution segment revenue was $2,866 in fiscal year 2015, an increase of $513, or 21.8%, compared to $2,353 in fiscal year 2014.
●	Real estate segment revenue decreased by $4, or 2.3%, to $173 in fiscal year 2015 compared to $177 in fiscal year 2014.
●	Gross profit margins increased by 3.4% to 26.3% in fiscal year 2015 compared to 22.9% in fiscal year 2014.
●	General and administrative expenses decreased by $515, or 7.0%, to $6,848 in fiscal year 2015 compared to $7,363 in fiscal year 2014.
●	Selling expenses decreased by $15, or 2.0%, to $717 in fiscal year 2015 compared to $732 in fiscal year 2014.
●	Research and development expenses decreased by $14, or 7.1%, to $182 in fiscal year 2015 from $196 in fiscal year 2014.

●	Stock option expenses decreased by $110 to $106 in fiscal year 2015 as compared to $216 in fiscal year 2014.
●	Income from operations was $1,207 in fiscal year 2015, an improvement of $1,209, as compared to a loss from operations of $2 in fiscal year 2014.
●
Income from continuing operations before income taxes was $1,325 in fiscal year 2015, an improvement of $1,427, as compared to a loss from continuing operations before income taxes of $102 in fiscal year 2014.

●	Income from discontinued operations before income tax was $6 in fiscal year 2015, a change of $47, as compared to a loss of $41 in fiscal year 2014.
●	Other income increased by $200 to $363 in fiscal year 2015 compared to $163 in fiscal year 2014.
●	Tax expense for fiscal year 2015 was $507 compared to a tax benefit of $344 in fiscal year 2014.
●	Total assets decreased by $2,553, or 7.4%, to $32,037 as of June 30, 2015 compared to $34,590 as of June 30, 2014.
●	Working capital increased by $2,719, or 105.8%, to $5,288 as of June 30, 2015 compared to $2,569 as of June 30, 2014.
●	Net income attributable to Trio-Tech International for the fiscal year 2015 was $521 compared to $57 in fiscal year 2014.
●	Net income attributable to non-controlling interest for the fiscal year 2015 was $303 compared to $144 in fiscal year 2014.

The highlights above are intended to identify some of our most significant events and transactions during our fiscal year 2015. However, these highlights are not intended to be a full discussion of our results for the year.  These highlights should be read in conjunction with the discussion in this Item 7 and with our consolidated financial statements and footnotes accompanying this Annual Report.

General Financial Information

During the fiscal year ended June 30, 2015, total assets decreased by $2,553 from $34,590 in fiscal year 2014 to $32,037 in fiscal year 2015. The decrease was primarily due to a decrease in trade accounts receivable, property, plant and equipment, investment properties, loans receivable from property development projects and restricted deposits. It was partially offset by an increase in cash and cash equivalents, other receivables, inventories, prepaid expenses and other current assets, deferred tax assets and other assets.

Cash and cash equivalents at June 30, 2015 were $3,711, an increase of $773, or 26.3%, compared to $2,938 at June 30, 2014. The increase in cash was primarily due to an increase in collections from customers, proceeds from disposal of property, plant and equipment and an additional loan from a financial institution during fiscal year 2015. These increases were partially offset by payment of a term loan, payment of lines of credit, down payment for the purchase of fixed assets and payment of dividend to non-controlling interest in the Malaysia operations in fiscal year 2015.

Trade accounts receivable at June 30, 2015 was $7,875, representing a decrease of $750, or 8.7%, compared to $8,625 at June 30, 2014. The decrease was attributable to improved collections and a decrease in revenue during fiscal year 2015 as a result of a decrease in capital spending on equipment and systems by our customers. Total sales from all of the segments in fiscal year 2015 were $33,932, a decrease of $2,330, or 6.4%, compared to total sales of $36,262 in fiscal year 2014. The number of days’ sales outstanding remained relatively the same and was 88 days at the end of fiscal year 2015, compared to 87 days at the end of fiscal year 2014.

As at June 30, 2015, other receivables were $389, an increase of $78, or 25.1%, compared to $311 at June 30, 2014. The increase was mainly due to an increase in advance payment made to suppliers by our Singapore and Malaysia operations and an increase in the goods and services tax (“GST”) refund claimable from the Inland Revenue by the Singapore operations in fiscal year 2015 as a result of increased purchases of inventories by the Singapore operations in the fourth quarter of fiscal year 2015, as compared to the same period in the prior year.

As at June 30, 2014 and 2015, there was no short-term loans receivable from investment in property development projects.

Inventories as at June 30, 2015 were $1,141, an increase of $35, or 3.2%, compared to $1,106 at June 30, 2014. The increase was mainly due to delay in shipment of certain orders at the request of our customers in distribution segment in Singapore operations.

Prepaid expenses and other current assets at June 30, 2015 were $244, an increase of $39 from $205 at June 30, 2014. The increase was mainly due to payment of insurance premiums and software license fees paid towards the end of fiscal year 2015.

Deferred tax assets at June 30, 2015 were $453, an increase of $65 as compared to $388 as at June 30, 2014. The increase was mainly caused by timing differences in Singapore, Malaysia and Chongqing in the China operations.

Investment properties in China at June 30, 2015 were $1,540, a decrease of $106 from $1,646 at June 30, 2014.  The decrease was primarily due to the depreciation charged during fiscal year 2015. Investment property in Malaysia as at June 30, 2015 was nil as compared to $119 as at June 30, 2014. In the fourth quarter of fiscal year 2015, investment property in Malaysia amounting to $98 was reclassified to assets held for sale, as the company has an intention to sell and it is ready for sale.

Property, plant and equipment at June 30, 2015 were $12,522, a decrease of $1,019, or 7.5%, compared to $13,541 at June 30, 2014. The decrease in property, plant and equipment was mainly due to lower capital expenditure in fiscal 2015 as compared to fiscal year 2014. Capital expenditure in fiscal year 2015 decreased by $396, to $2,694 as compared to $3,090 for fiscal year 2014. The decrease in capital expenditure in the Tianjin operations was higher than the increase in capital expenditure in the Malaysia operations in fiscal year 2015.

Other assets at June 30, 2015 were $1,823, an increase of $560, or 44.3%, compared to $1,263 at June 30, 2014. The increase was mainly due to the down payment for the purchase of fixed assets by the Chongqing, China operations, which were partially offset by the decrease in down payment for the purchase of fixed assets in the Malaysia operations and the Tianjin, China operations.

Restricted term deposits at June 30, 2015 decreased by $1,401 or 39.6%, to $2,140 compared to $3,541 at June 30, 2014.  The decrease was mainly due to the Singapore operation’s repayment of loans that were secured by a fixed deposit and hence, the restricted deposit was released and the deposit was withdrawn. The foreign currency translation also contributed to the decrease.

Total liabilities at June 30, 2015 were $11,315, a decrease of $2,442, or 17.8%, compared to $13,757 at June 30, 2014.  The decrease in liabilities was primarily due to the decrease in lines of credit, accounts payable and bank loans payable, which were partially offset by the increase in accrued expenses, income taxes payable, capital leases and deferred tax liabilities.

The total of our lines of credit at June 30, 2015 was $1,578, representing a decrease of $2,189, or 58.1%, compared to $3,767 at June 30, 2014. The decrease in lines of credit was mainly due to repayment of a credit facility by the Singapore and Malaysia operations, which were partially offset by new lines of credit, drawn upon by our Malaysia operations in the second quarter of fiscal year 2015.

Accounts payable at June 30, 2015 was $2,770, a decrease of $392 compared to $3,162 at June 30, 2014. Material purchased during the fourth quarter of fiscal year 2015 decreased in the Tianjin operations in China, Malaysia and Singapore operations.  Further, the decrease in accounts payable was due to increased payments to suppliers during the fiscal year ended June 30, 2015, as compared to the last fiscal year.

Accrued expenses at June 30, 2015 were $3,084, an increase of $38 compared to $3,046 at June 30, 2014. The increase was mainly due to the reinstatement provisions, warranty provision and commission payable in the Singapore operations, and bonus provision in the Tianjin operations in China, Singapore and Malaysia operations.

As of June 30, 2015, the outstanding bank loans payable was $2,544, compared to the bank loans payable of $3,046 as of June 30, 2014. The decrease of $502 was mainly due to repayment by our Singapore and Malaysia operations, and settlement in the second quarter of fiscal 2015 of one of the loans that was outstanding as at June 30, 2014. The decrease was partially offset by additional bank loan drawn on by the Singapore operations in the fourth quarter of fiscal year 2015.

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

In response to the SEC’s Release No. 33-8040,Cautionary Advice Regarding Disclosure about Critical Accounting Policy,we have identified the most critical accounting policies upon whichour financial status depends. We determined that those critical accounting policies are related to the inventory valuation, allowance for doubtful accounts, revenue recognition, impairment of property, plant and equipment, investment property and income tax. These accounting policies are discussed in the relevant sections in this management’s discussion and analysis, including the Recently Issued Accounting Pronouncements discussed below.

Accounts Receivable and Allowance for Doubtful Accounts

During the normal course of business, we extend unsecured credit to our customers in all segments.  Typically, credit terms require payment to be made between 30 to 90 days from the date of the sale. We generally do not require collateral from customers.  We maintain our cash accounts at credit-worthy financial institutions.

The Company’s management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. The Company includes any account balances that are determined to be uncollectible, along with a general reserve, in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  Based on the information available to management, the Company believed that its allowance for doubtful accounts was adequate as of June 30, 2015.

Inventory Valuation

Inventories of our manufacturing and distribution segments consisting principally of raw materials, works in progress, and finished goods are stated at the lower of cost, using the first-in, first-out (“FIFO”) method, or market value. The semiconductor industry is characterized by rapid technological change, short-term customer commitments and rapid changes in demand.  Provisions for estimated excess and obsolete inventory are based on regular reviews of inventory quantities on hand and the latest forecasts of product demand and production requirements from our customers. Inventories are written down for not saleable, excess or obsolete raw materials, works-in-process and finished goods by charging such write-downs to cost of sales. In addition to write-downs based on newly introduced parts, statistics and judgments are used for assessing provisions of the remaining inventory based on salability and obsolescence.

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

Maintenance, repairs and minor renewals are charged directly to expense as incurred. Additions and improvements to property and equipment are capitalized.  When assets are disposed of, the related cost and accumulated depreciation thereon are removed from the accounts and any resulting gain or loss is included in the consolidated statements of operations and comprehensive income or loss.

Foreign Currency Translation and Transactions

The United States dollar (“U.S. dollar”) is the functional currency of the U.S. parent company. The Singapore dollar, the national currency of Singapore, is the primary currency of the economic environment in which the operations in Singapore are conducted.  We also operate in Malaysia, Thailand, China and Indonesia, of which the Malaysian ringgit (“RM”), Thai baht, Chinese renminbi (“RMB”) and Indonesian rupiah, are the national currencies.  The Company uses the U.S. dollar for financial reporting purposes.

The Company translates assets and liabilities of its subsidiaries outside the U.S. into U.S. dollars using the rate of exchange prevailing at the balance sheet date, and the statement of operations is measured using average rates in effect for the reporting period. Adjustments resulting from the translation of the subsidiaries’ financial statements from foreign currencies into U.S. dollars are recorded in shareholders' equity as part of accumulated comprehensive income or loss - translation adjustment.  Gains or losses resulting from transactions denominated in currencies other than functional currencies of the Company’s subsidiaries are reflected in income for the reporting period.

Revenue Recognition

Revenue derived from testing services is recognized when testing services are rendered. Revenue generated from sale of products in the manufacturing and distribution segments are recognized when persuasive evidence of an arrangement exists, delivery of the products has occurred, customer acceptance has been obtained (which means the significant risks and rewards of ownership have been transferred to the customer), the price is fixed or determinable and collectability is reasonably assured.  Certain products sold in the manufacturing segment require installation and training to be performed.

Revenue from product sales is also recorded in accordance with the provisions of ASC Topic 605 (Emerging Issues Task Force (“EITF”) Statement 00-21), Revenue Arrangements with Multiple Deliverables and Staff Accounting Bulletin (SAB) 104 Revenue Recognition in Financial Statements, (“ASC Topic 605”) which generally require revenue earned on product sales involving multiple-elements to be allocated to each element based on the relative fair values of those elements.  Accordingly, the Company allocates revenue to each element in a multiple-element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold and specifically defined in a quotation or contract.  The Company allocates a portion of the invoice value to products sold and the remaining portion of invoice value to installation work in proportion to the fair value of products sold and installation work to be performed. Training elements are valued based on hourly rates, which the Company charges for these services when sold apart from product sales. The fair value determination of products sold and the installation and training work is also based on our specific historical experience of the relative fair values of the elements if there is no easily observable market price to be considered. In fiscal year 2015 and 2014, the installation revenues generated in connection with product sales were immaterial and were included in the product sales revenue line on the consolidated statements of operations and comprehensive income or loss.

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

Equity Method

The Company analyzes its investments in joint ventures to determine if the joint venture should be accounted for using the equity method. Management evaluates both Common Stock and in-substance Common Stock as to whether they give the Company the ability to exercise significant influence over operating and financial policies of the joint venture even though the Company holds less than 50% of the Common Stock and in-substance Common Stock. If so, the net income of the joint venture will be reported as “Equity in earnings of unconsolidated joint ventures, net of tax” in the Company’s consolidated statements of operations and comprehensive income or loss.

Cost Method

Investee companies not accounted for under the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, the Company’s share of the earnings or losses of such investee companies is not included in the consolidated balance sheet or consolidated statements of operations and comprehensive income or loss. However, impairment charges are recognized in the consolidated statements of operations and comprehensive income or loss. If circumstances suggest that the value of the Investee company has subsequently recovered, such recovery is not recorded.

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

In our business in the future, we may be required to record impairment charges on our long-lived assets. In the second quarter of fiscal year 2015, we impaired plant and equipment in our Tianjin operations in China. The impairment was due to certain equipment found unsuitable to test customer’s products and hence the decision to impair this asset. During the fourth quarter of fiscal year 2014, we performed an impairment analysis at entity level for long-lived assets and determined that there was no impairment loss in fiscal year 2014.

Fair Value Measurements

Under the standard ASC Topic 820, Fair Value Measurementsand Disclosures (“ASC Topic 820”), fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between participants in the market in which the reporting entity transacts its business. ASC Topic 820 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, ASC Topic 820 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy.

Income Tax

We account for income taxes using the liability method in accordance with the provisions of ASC Topic 740, Accounting for Income Taxes (“ASC Topic 740”), which requires an entity to recognize deferred tax liabilities and assets.  Deferred tax assets and liabilities are recognized for the future tax consequence attributable to the difference between the tax bases of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in future years.  Further, the effects of enacted tax laws or rate changes are included as part of deferred tax expenses or benefits in the period that covers the enactment date.  Management believed that it was more likely than not that the future benefits from these timing differences would not be realized.  Accordingly, a full allowance was provided as of June 30, 2015 and 2014.

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

Stock Based Compensation

We adopted the fair value recognition provisions under ASC Topic 718, Share Based Payments (“ASC Topic 718”), using the modified prospective application method. Under this transition method, compensation cost recognized during the twelve months ended June 30, 2015 included the applicable amounts of: (a) compensation cost of all share-based payments granted prior to, but not yet vested as of, July 1, 2015 (based on the grant-date fair value estimated in accordance with the original provisions of ASC Topic 718) and (b) compensation cost for all share-based payments granted subsequent to June 30, 2015.

Non-controlling Interests in Consolidated Financial Statements

We adopted ASC Topic 810, Consolidation (“ASC Topic 810”). This guidance establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance requires that non-controlling interests in subsidiaries be reported in the equity section of the controlling company’s balance sheet. It also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement.

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

Recent Accounting Pronouncements

The amendments in Accounting Standards Updates (“ASU”) 2015-14 ASC Topic 606: Deferral of the Effective Date (“ASC Topic 606”) defers the effective date of update 2014-09 for all entities by one year. For a public entity, the amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is not permitted. The adoption of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

The amendments in ASU 2015-11 ASC Topic 330: Simplifying the Measurement of Inventory (“ASC Topic 330”) specify that an entity should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using Last-In-First-Out or the retail inventory method. The amendments in ASU 2015-011 are effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. A reporting entity should apply the amendments retrospectively to all periods presented. While early adoption is permitted, the Company has not elected to early adopt. The adoption of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

FASB amended ASU 2015-07 ASC Topic 820: Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The amendments in ASU 2015-07 are effective for public business entities for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. A reporting entity should apply the amendments retrospectively to all periods presented. While early adoption is permitted, the Company has not elected to early adopt. The adoption of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

The amendments in ASU 2015-06 ASC Topic 260: Effects on Historical Earnings Per Unit of Master Limited Partnership Dropdown Transactions (“ASC Topic 260”) specify that for purposes of calculating historical earnings per unit under the two-class method, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner. The amendments in ASU 2015-06 are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. While early adoption is permitted, the Company has not elected to early adopt. The amendments should be applied retrospectively for all financial statements presented. The adoption of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

The amendments in ASU 2015-02 ASC Topic 810: Amendments to the Consolidation Analysis are intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The amendments in ASU 2015-02 are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. While early adoption is permitted, including adoption in an interim period, the Company has not elected to early adopt. ASU 2015-02 may be applied retrospectively in previously issued financial statements for one or more years with a cumulative-effect adjustment to retained earnings as of the beginning of the first year restated. The company has not yet determined the effects on the Company’s consolidated financial position or results of operations on the adoption of this update.

The amendments in ASU 2015-01 eliminate from U.S. GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement - Extraordinary and Unusual Items, (“ASC Topic 225”) require that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item.  The amendments in ASU 2015-01 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company has not elected to early adopt. The adoption of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

FASB amended ASU 2014-15 Subtopic 205-40, Presentation of Financial Statements – Going Concern (“ASC Topic 205”) to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. ASU 2014-15 provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments in ASU 2014-15 are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. While early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued, the Company has not elected to early adopt. The adoption of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

FASB has issued converged standards on revenue recognition. Specifically, the Board has issued ASU. 2014-09 (“ASU 2014-09”), ASC Topic 606. ASU 2014-09 affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). ASU 2014-09 will supersede the revenue recognition requirements in ASC Topic 605, Revenue Recognition, (“ASC Topic 605”) and most industry-specific guidance. ASU 2014-09 also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of non-financial assets that are not in a contract with a customer (e.g., assets within the scope of ASC Topic 360, Property, Plant, and Equipment, (“ASC Topic 360”) and intangible assets within the scope of Topic 350, Intangibles—Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in ASU 2014-09. For a public entity, the amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is not permitted. The adoption of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

The FASB has issued ASU No. 2014-08, ASC Topic 205 Presentation of Financial Statements (“ASC Topic 205”) and ASC Topic 360 Property, Plant, and Equipment (“ASC Topic 360”): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in ASU 2014-08 change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. This disclosure will provide users with information about the ongoing trends in a reporting organization’s results from continuing operations. The amendments in the ASU 2014-08 are effective in the first quarter of 2015 for public organizations with calendar year ends. For most nonpublic organizations, it is effective for annual financial statements with fiscal years beginning on or after December 15, 2014. Early adoption is permitted. The adoption of this update did not have a significant effect on the Company’s consolidated financial position or results of operations.

Other new pronouncements issued but not yet effective until June 30, 2015 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

Comparison of Operating Results

The following table presents certain data from the consolidated statements of operating income as a percentage of net sales for the fiscal years ended June 30, 2015 and 2014:

	For the Year Ended June 30,
	2015	2014
Revenue	100.0%	100.0%
Cost of sales	73.7	77.1
Gross Margin	26.3%	22.9%
Operating expenses:
General and administrative	20.2%	20.3%
Selling	2.1	2.0
Research and development	0.5	0.6
Impairment loss	0.2	0.0
(Gain) / loss on disposal of property, plant and equipment	(0.3)	0.0
Total operating expenses	22.7%	22.9%
Income from Operations	3.6%	0.0%

Overall Revenue

The overall revenue is composed of the revenues from the manufacturing, testing services, distribution and real estate segments. The following table presents the components of the overall revenue realized in fiscal years 2015 and 2014 in percentage format, respectively.

	For the Year Ended June 30,
	2015	2014
Manufacturing	37.9%	43.3%
Testing	53.1	49.7
Distribution	8.5	6.5
Real Estate	0.5	0.5
Total	100.0%	100.0%

Net sales in fiscal year 2015 were $33,932, a decrease of $2,330, or 6.4%, compared to $36,262 in fiscal year 2014. The decrease in net sales was due to a decrease in sales from our manufacturing segment and real estate segment, which was partially offset by the increase in sales in our testing segment and distribution segment. The increase in the testing segment was primarily attributable to an increase in volume in our testing segment in our Tianjin operations in China and our operations in the United States, which was offset by a decrease in volume in our testing segment in the Singapore, and Thailand operations and in the Suzhou operation in China. During fiscal year 2015, Malaysia operations increased its testing volume, however due to exchange fluctuation and weaker RM, reported a lower sales as compared to fiscal year 2014.

As a percentage of total revenue, the revenue generated by the manufacturing segment in fiscal year 2015 accounted for 37.9%, a decrease of 5.4%, as compared to 43.3% in fiscal year 2014. In terms of dollar amount, the revenue generated by the manufacturing segment in fiscal year 2015 was $12,873, reflecting a decrease of $2,842, or 18.1%, compared to $15,715 in fiscal year 2014. The decrease in revenue generated by the manufacturing segment was due to the low demand of manufacturing services in the Singapore operations from sales in the Far East, which was offset with sales by the Singapore operations to a major customer through our United States operations.

Backlog in the manufacturing segment was $3,323 as at June 30, 2015, representing an increase of $670 from $2,653 as at June 30, 2014. We expect the demand for our products to continue to increase at a slower pace in the beginning of fiscal year 2016 depending on the global market for testing equipment and systems.

As a percentage of total revenue, the revenue generated by the testing services segment in fiscal year 2015 accounted for 53.1% of total sales, an increase of 3.4% compared to 49.7% in fiscal year 2014. In terms of dollar amount, the revenue generated by the testing services segment for fiscal year 2015 was $18,020, reflecting an increase of $3, compared to $18,017 for fiscal year 2014. The increase in revenue generated by the testing segment was primarily due to an increase in production capacity in our Tianjin operation during fiscal year 2015, which enabled us to accept more orders from our major customer. The increase in our United States and Malaysia operations was due to an increase in demand from our customers. These increases were partially offset by the decrease in revenue in our testing operations in Singapore, Thailand, and Suzhou, China. The decrease in Singapore was due to our testing customers reducing their order for certain product categories, which is dependent on the demand for their products. Demand for testing services varies from country to country depending on changes taking place in the market and our customers’ forecasts.  Because it is difficult to accurately forecast fluctuations in the market, we believe that it is necessary to maintain testing facilities in close proximity to our customers in order to make it convenient for them to send us their newly manufactured parts for testing and to enable us to maintain a share of the market.

Backlog in the testing services segment as at June 30, 2015 was $721, a decrease of $794 as compared to $1,515 at June 30, 2014. The decrease in backlog was mainly from our Singapore, Malaysia and Tianjin operations. The backlog depends on the orders received from customers which are in turn dependent upon the customers’ inventory levels.

As a percentage of total revenue, the revenue generated by the distribution segment in fiscal years 2015 and 2014 accounted for 8.5% and 6.5% of total sales, respectively.  In terms of dollar amount, revenue for fiscal year 2015 was $2,866, an increase of $513, or 21.8%, compared to $2,353 for fiscal year 2014. The increase in our distribution segment was due to the increase in orders for certain products from existing customers and new customers in fiscal year 2015.

Backlog in the distribution segment as at June 30, 2015 was $1,021, reflecting an increase of $809 compared to the backlog of $212 at June 30, 2014. The increase in backlog was mainly due to an increase in orders from customers due to an increase in the demand for the customer’s products and expansion of our customer base.  We believe that our competitive advantage in the distribution segment is our design and engineering capabilities in components and touch screen products, which allow customization to meet the specific requirement of our customers. Product volume for the distribution segment depends on sales activities such as placing orders, queries on products and backlog.  Equipment and electronic component sales are very competitive, as the products are readily available in the market.

As a percentage of total revenue, the revenue generated by the real estate segment accounted for 0.5% in both fiscal years 2015 and 2014, and in terms of dollar value, revenue for fiscal year 2015 was $173, a decrease of $4, or 2.3%, compared to $177 for fiscal year 2014. Our real estate segment did not generate any rental income from our JiangHuai property in fiscal 2015, while it generated rental income for the first three quarters in fiscal 2014.

Backlog in the real estate segment as at June 30, 2015 was $103, a decrease of $425 as compared to $528 at June 30, 2014. The decrease in backlog was mainly due to expiry of rental agreements of certain properties in our China operations. The operation in Chongqing is actively looking for suitable tenants.

Overall Gross Margin

Overall gross margin as a percentage of revenue was 26.3% in fiscal year 2015, an increase of 3.4% compared to 22.9% in fiscal year 2014. The increase in gross margin as a percentage of revenue was mainly due to an increase in gross margin in the manufacturing segment and testing segment, which was partially offset by the decrease in gross margins in the distribution and real estate segments. In terms of dollar value, the overall gross profit for fiscal year 2015 was $8,925, an increase of $626, or 7.5%, compared to $8,299 for fiscal year 2014.

The gross margin as a percentage of revenue in the manufacturing segment was 19.8% in fiscal year 2015, an increase of 4.6% compared to 15.2% in fiscal year 2014. The increase in gross margin in the manufacturing segment was due to the sale of certain high margin, customized products to one of our major customers in fiscal 2015. In terms of dollar amount, gross profits for the manufacturing segment in fiscal year 2015 were $2,555, an increase of $168, or 7.0%, compared to $2,387 in fiscal year 2014. Though the sales decreased as discussed earlier, the absolute dollar amount of the gross margin was higher, mainly due to an increase in revenue that has a higher gross margin as compared to the decrease in revenue that has a lower gross margin.

The gross margin as a percentage of revenue in the testing services segment was 33.1% in fiscal year 2015, an increase of 3.0% compared to 30.1% in fiscal year 2014. In terms of dollar amounts, gross profit in the testing services segment in fiscal year 2015 was $5,961, an increase of $545, or 10.1%, compared to $5,416 in fiscal year 2014. The increase in gross profit margin was primarily due to an increase in testing volume in the Tianjin operations in China and in operations in the United States, which helped to optimize the utilization of our facilities and improve our efficiency. Because significant portions of our operating costs are fixed in the testing services segment, as service demands rise and factory utilization increases, the fixed costs are spread over the increased output, which improves the absolute dollar value of our profit margin.

The gross margin as a percentage of revenue in the distribution segment was 13.0% in fiscal year 2015, a decrease of 6.5% compared to 19.5% in fiscal year 2014. In terms of dollar amount, gross profit in the distribution segment was $373, a decrease of $85, or 18.6%, compared $458 in fiscal year 2014. Though the sales increased, absolute dollar amount of gross margin did not increase at the same rate, mainly due to an increase in revenue of low profit margin products that could not cover the loss in gross margin from the decrease in high profit margin revenues in the prior fiscal year. The gross margin of the distribution segment was not only affected by the market price of our products, but also our product mix, which changes frequently as a result of changes in market demand.

The gross margin as a percentage of revenue in the real estate segment was 20.8% in fiscal year 2015, a decrease of 0.7% compared to 21.5% in fiscal year 2014. In absolute dollar amount, gross profit in the real estate segment was $36 in fiscal year 2015, a decrease of $2, as compared to $38 in fiscal year 2014. The decrease in the gross profit margin as a percentage of revenue in the real estate segment was mainly due to costs and expenses, which did not decrease as much as the decrease in rental income. Decrease in rental income was mainly due to the JiangHuai property, which did not generate rental income in fiscal 2015, while it generated rental income for the first three quarters of fiscal 2014. Rental income from all properties was $173 and $177 for fiscal years 2015 and 2014, respectively.

Operating Expenses

Operating expenses for the fiscal years ended June 30, 2015 and 2014 were as follows:

	For the Year Ended June 30,
	2015	2014
General and administrative	$6,848	$7,363
Selling	717	732
Research and development	182	196
Impairment loss	70	-
(Gain) / loss on disposal of property, plant and equipment	(99)	10
Total	$7,718	$8,301

General and administrative expenses decreased by $515, or 7.0%, from $7,363 in fiscal year 2014 to $6,848 in fiscal year 2015. The decrease in general and administrative expenses was mainly due to the Malaysia operations, the Thailand operations, the Suzhou, China operations, which were partially offset by an increase in the general and administrative expenses in our Singapore operations, and the Tianjin and Chongqing, China operations. The decrease was mainly attributable to a decrease in provision for doubtful debts in the Malaysia operations, stock option expenses in the corporate office, traveling expenses, and general and administrative expenses such as salary and staff related expenses in the Singapore operations, the Thailand operations and the Suzhou, China operations. However, these decreases were partially offset by the increase in provision for bonuses in the corporate office, the operations in Tianjin and Suzhou, China, and the operations in Malaysia and Singapore, and an increase in the impairment loss in the Tianjin operation in China.

Selling expenses were $717 and $732 in fiscal years 2015 and 2014, respectively. Commission expenses did not change materially, mainly due to a decrease in certain products sales, which was offset by an increase in other sales.  The decrease was mainly due to travel expenses, which was partially offset by the increase in warranty expenses due to an increase in certain equipment sales during fiscal year 2015 as compared to fiscal year 2014.

Research and development expenses decreased by $14, or 7.1%, to $182 in fiscal year 2015 from $196 in fiscal year 2014. Our Singapore operations and United States operations decreased their research and development expenses in fiscal year 2015, which was due to a decrease in payroll related expenses as a result of a decrease in headcount. The decrease in headcount is temporary and these personnel are expected to be replaced in the near future.

Impairment loss on property, plant and equipment was $70 and nil in fiscal years 2015 and 2014, respectively. The impairment loss in fiscal 2015 was from the manufacturing segment in the Singapore operations and the testing segment in the Tianjin operations in China.

The gain on disposal of property, plant and equipment in the Malaysia and Singapore operations was higher than the loss on disposal in the Suzhou operations in China. During the fourth quarter of fiscal year 2015, the gain on disposal of property, plant and equipment in Singapore operations was mainly due to the disposal of two motor vehicles which were nearing the end of their useful lives. During the second quarter of fiscal year 2015, the loss on disposal of property, plant and equipment was due to disposal of certain equipment in the Suzhou operations in China. Gain on disposal of property, plant and equipment was $99 in fiscal year 2015, as compared to a loss of $10 in fiscal year 2014, from disposal of property, plant and equipment.

Income / Loss from Operations

Income from operations was $1,207 in fiscal year 2015, an improvement of $1,209, as compared to a loss from operations of $2 in fiscal year 2014.  The improvement was mainly due to an increase in profit margin and a decrease in operating expenses, as discussed earlier.

Interest Expenses

The interest expenses for fiscal years 2015 and 2014 were as follows:

	For the Year Ended June 30,
	2015	2014
Interest expenses	$245	$263

Interest expenses decreased by $18, or 6.8%, to $245 in fiscal year 2015 from $263 in fiscal year 2014. The decrease in interest expenses was primarily due to payment of credit facilities in the Singapore and Malaysia operations. We are trying to keep our debt at a minimum in order to save financing costs.  As at June 30, 2015, the Singapore and Malaysia operations had an unused line of credit of $7,529.

 Other Income, Net

Other income, net for fiscal years 2015 and 2014 was as follows:

	For the Year Ended June 30,
	2015	2014
Investment income deemed interest income	$68	$202
Interest income	8	45
Other rental income	127	215
Exchange gain / (loss)	84	(25)
Allowance for doubtful loan receivables	-	(325)
Allowance for doubtful interest receivables	(68)	(80)
Other miscellaneous income	144	131
Total	$363	$163

Other income increased by $200 to $363 for fiscal year 2015 as compared to $163 for fiscal year 2014. The increase in other income in fiscal year 2015 was caused mainly by the provision for doubtful loan receivables amounting to $325 created in fiscal year 2014, while there was no such provision created in fiscal year 2015, and an exchange gain amounting to $84 in fiscal year 2015 as compared to an exchange loss of $25 in fiscal year 2014. This was partially offset by the decrease in investment income deemed interest income, interest income, and other rental income. Other income included investment income, which was deemed to be interest income since the investment was deemed and classified as a loan receivables based on ASC Topic 310-10-25 Receivables, which amounted to $68 for fiscal year 2015, as compared to $202 for fiscal year 2014. The decrease was mainly because during fiscal year 2015 the loans receivable were transferred to down payment for property. Other income included $68 in allowance for doubtful interest receivables in fiscal year 2015, as compared to $80 in the prior fiscal year.

Income Tax Expenses / Benefits

Income tax expenses for fiscal year 2015 were $507, as compared to income tax benefits of $344 for fiscal year 2014. The increase in income tax expense was mainly due to tax provision in our Tianjin, China operations, Malaysia and Thailand operations. In fiscal year 2015, Tianjin operations in China was in a tax payable position since they had fully utilized the previous years’ tax losses, as compared to fiscal year 2014, during which period Singapore operations reversed its income tax provisions which was no longer required resulting in a tax benefit. Tax expenses also include $207 and $16, respectively, in fiscal years 2015 and 2014, representing the taxes withheld by the China and Malaysia subsidiaries for the payments made to the Singapore subsidiary, since these taxes withheld are not recoverable. The tax withheld by the China and Malaysia subsidiaries was paid to the Inland Revenue department of the respective countries. Deferred tax for the timing difference recorded in fiscal year 2015 also contributed to the increase in tax expenses, as compared to the previous fiscal year.

As at June 30, 2015, we had net operating expense loss carry-forward of approximately $353 and $658 for federal and state tax purposes, respectively, expiring through 2024. We also had tax credit carry-forward of approximately $834 for federal income tax purposes, expiring through 2033. We are uncertain whether these tax benefits will be realized. Accordingly, no impact of this tax position was recognized in the statement of operations for fiscal year 2015. We did not include any potential income tax position in federal and state income tax returns currently filed.

Income / Loss from Discontinued Operations

Income from discontinued operations was $6 in fiscal year 2015, an improvement of $47, as compared to loss from discontinued operations of $41 in fiscal year 2014. We discontinued our fabrication segment in fiscal year 2013. The change was attributable to the reversal of certain expenses no longer required which were higher than the general and administrative expenses in fiscal 2015.

Non-controlling Interest

As of June 30, 2015 we held an indirect 55% interest in each of the Trio-Tech (Malaysia) Sdn. Bhd. (“TTM”), Trio-Tech (Kuala Lumpur) Sdn. Bhd. (“TTKL”), SHI and PT SHI, and a 76% interest in Prestal Enterprise Sdn. Bhd.  (“Prestal”) The non-controlling interest for the fiscal year 2015, in the net income of subsidiaries, was $303, an increase of $159 compared to the non-controlling interest in the net income of $144 for the previous fiscal year.  The increase in the non-controlling interest in the net income of subsidiaries was primarily attributable to the higher net income generated by the Malaysia operations in fiscal year 2015, as compared to the previous fiscal year.

Net Income attributable to Trio-Tech International Common Shareholders

Net income for fiscal year 2015 was $521, an increase of $464, as compared to $57 for fiscal year 2014. The increase during fiscal year 2015 was mainly due to the increase in gross margin and a decrease in operating expenses, which were higher than the income tax expenses, as discussed earlier.

Earnings / Loss per Share

Basic and diluted earnings per share from continuing operations for fiscal year 2015 was $0.15, an increase of $0.13 as compared to basic and diluted earnings per share from continuing operations of $0.02 in the prior year.

Basic and diluted loss per share from discontinued operations were nil and $0.01 in fiscal years 2015 and 2014, respectively.

Segment Information

The revenue, gross margin and income or loss from each segment for fiscal years 2015 and 2014 are presented below.  As the segment revenue and gross margin have been discussed in the previous section, only the comparison of income or loss from operations is discussed below.

Manufacturing Segment

The revenue, gross margin and loss from operations for the manufacturing segment for fiscal years 2015 and 2014 were as follows:

	For the Year Ended June 30,
	2015	2014
Revenue	$12,873	$15,715
Gross margin	19.8%	15.2%
Loss from operations	$(426)	$(761)

Loss from operations in the manufacturing segment decreased by $335 to $426 in fiscal year 2015, as compared to $761 in fiscal year 2014. The decrease in operating loss was attributable to a decrease in operating expense by $167 and an increase in gross margin by $168, which was offset partially by a decrease in revenue by $2,842. The decrease in operating expenses was mainly due to gain on disposal of property, plant and equipment, a decrease in research and development expenses, and a reduction in allocation of corporate charges. These decreases were partially offset by an increase in general and administrative expenses caused by the provision for bonuses in the subsidiary that achieved the bonus criteria, an increase in impairment in property, plant and equipment, an increase in selling expenses caused by the warranty and commission expenses.

Testing Services Segment

The revenue, gross margin and income from operations for the testing services segment for fiscal years 2015 and 2014 were as follows:

	For the Year Ended June 30,
	2015	2014
Revenue	$18,020	$18,017
Gross margin	33.1%	30.1%
Income from operations	$1,955	$984

Income from operations in the testing services segment in fiscal year 2015 was $1,955, an increase of $971 compared to $984 in fiscal year 2014. The increase in operating income was attributable to a decrease in operating expenses of $426 and an increase in gross margin of $545. Operating expenses were $4,006 and $4,432 for fiscal years 2015 and 2014, respectively. During fiscal year 2014, the Malaysia operations created a provision for doubtful trade receivables, while there was no such provision in fiscal year 2015, which caused the reduction in operating expenses. Further operating expenses decreased in the Thailand and Malaysia operations and the operations in the United States. Gain on disposal of property, plant and equipment in the Singapore operations mainly caused the decrease in operating expenses. These decreases were partially offset by the increased provision for bonuses, impairment loss, and an increase in allocation of corporate expenses. The impairment loss in the second quarter of fiscal 2015 was due to certain equipment in the Tianjin operations in China found to be unsuitable to test our customers’ products and hence the decision to impair this asset.

Distribution Segment

The revenue, gross margin and income from operations for the distribution segment for fiscal years 2015 and 2014 were as follows:

	For the Year Ended June 30,
	2015	2014
Revenue	$2,866	$2,353
Gross margin	13.0%	19.5%
Income from operations	$23	$232

Income from operations in the distribution segment was $23 in fiscal year 2015, a decrease of $209, as compared to $232 in fiscal year 2014. The decrease was mainly due to the increase in operating expenses of $124 and a decrease in gross margin of $85. The increase in operating expenses was mainly due to an increase in selling expenses, general and administrative expenses, and an increase in allocation of corporate expenses. Corporate expenses charged in fiscal 2015 were based on a pre-determined fixed amount, which was higher than the previous fiscal year in the Singapore operations. The increase in selling expenses was caused by the commission expenses, which were due to an increase in commissionable sales.

Real Estate

The revenue, gross margin and loss from operations for the real estate segment for fiscal years 2015 and 2014 were as follows:

	For the Year Ended June 30,
	2015	2014
Revenue	$173	$177
Gross margin	20.8%	21.5%
Loss from operations	$(129)	$(93)

Loss from operations in the real estate segment increased by $36 to $129 in fiscal year 2015, as compared to $93 in fiscal year 2014. The increase in operating loss was primarily due to the increase in operating expenses. Operating expenses were $165 for fiscal year 2015 as compared to $131 for fiscal year 2014. The increase in operating expenses was mainly due to the increase in legal and professional fees, which was partially offset by the lower allowance for doubtful receivables for fiscal year 2015, as compared to fiscal year 2014.

Corporate

The following table presents the loss from operations for Corporate for fiscal years 2015 and 2014, respectively:

	For the Year Ended June 30,
	2015	2014
Loss from operations	$(216)	$(364)

Corporate operating loss decreased by $148 to $216 in fiscal year 2015 from $364 in fiscal year 2014. This was mainly due to a decrease in stock option expenses and professional fees. Stock option expenses in fiscal year 2015 were $106, a decrease of $110 as compared to $216 in fiscal year 2014. These decreases were partially offset by the increase in provision for bonuses.

Liquidity

The Company’s core businesses—testing services, manufacturing and distribution—operate in a volatile industry, whereby its average selling prices and product costs are influenced by competitive factors. These factors create pressures on sales, costs, earnings and cash flows, which impact liquidity.

Net cash provided by operating activities increased by $230 to $4,090 for the twelve months ended June 30, 2015 from $3,860 in the same period of last fiscal year. The increase in net cash provided by operating activities was primarily due to increased cash inflow of $1,187 from other assets, $1,073 from trade receivables, and $326 from income tax payable, and decreased cash outflow of $821 from trade and other payables. In addition, net income increased by $623 and deferred tax provision decreased by $265. These were partially offset by an increase in cash outflow of $1,548 in other receivables, $1,490 in inventories, and $203 in prepaid expenses and other current assets. In addition, non-cash items reduced in doubtful debts expenses by $734, stock option expenses by $110 and decrease in loss on sale of fixed assets by $109.

Net cash used in investing activities decreased by $1,967 to an outflow of $1,092 for the twelve months ended June 30, 2015 from an outflow of $3,059 for the same period of last fiscal year. The decrease in net cash used in investing activities was primarily due to an increase in cash inflow of $1,165 from proceeds from maturing of restricted and unrestricted deposits, a decrease in cash outflow of $396 in capital spending, and an increase in cash inflow of $407 from disposal of property, plant and equipment during the twelve months ended June 30, 2015.

Net cash used in financing activities for the twelve months ended June 30, 2015 was $1,687, representing a decrease of $1,106 compared to $581 during the twelve months ended June 30, 2014. The increase in outflow was mainly due to the repayment of lines of credit, which increased by $1,815 as compared to last fiscal year, and no stock options were exercised in fiscal 2015, causing a decrease in cash inflow by $351. The increase in cash outflow was offset by an increase in cash inflow of $410 from proceeds from bank loans and capital leases, a decrease of $344 in repayment of bank loans and capital leases, and a decrease of $306 in dividends paid to non-controlling interest.

We believe that our projected cash flows from operations, borrowing availability under our revolving lines of credit, cash on hand, trade credit and the secured bank loans will provide the necessary financial resources to meet our projected cash requirements for at least the next 12 months.

Capital Resources

Our working capital (defined as current assets minus current liabilities) has historically been generated primarily from the following sources: operating cash flow, availability under our revolving line of credit, and short-term loans. The working capital was $5,288 as of June 30, 2015, representing an increase of $2,719, or 105.8%, compared to working capital of $2,569 as of June 30, 2014. The increase in working capital was mainly due to increases in current assets such as cash and cash equivalents, other receivables, inventories, prepaid expenses and other current assets and assets held for sale and decreases in current liabilities such as lines of credit, accounts payable, accrued expenses and current portion of bank loans payable. Such fluctuations were partially offset by decreases in current assets such as trade accounts receivable and increases in current liabilities such as income-tax payables and current portion of capital leases, as discussed above.

The majority of our capital expenditures are based on demands from our customers, as we are operating in a capital-intensive industry. Our capital expenditures were $2,694 and $3,090 for fiscal year 2015 and fiscal year 2014, respectively. The capital expenditure in fiscal year 2015 was primarily in the Singapore operation and the Malaysia operation, which provide testing services to one of our major customers. We financed our capital expenditures and other operating expenses through operating cash flows, revolving lines of credit and long-term debts.

Our credit rating provides us with ready and adequate access to funds in the global market. At June 30, 2015, we had available unused lines of credit totaling $7,529.

Entity with	Type of	Interest	Expiration	Credit	Unused
Facility	Facility	Rate	Date	Limitation	Credit

Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Ranging from 1.9% to 5.6%	-	$7,422	$6,161

Trio-Tech (Malaysia) Sdn. Bhd.	Lines of Credit	Ranging from 6.3% to 6.7%	-	$396	$79

Trio-Tech (Tianjin) Co., Ltd.	Lines of Credit	Ranging from 4.9% to 6.3%	-	$1,289	$1,289

On April 10, 2015, Trio-Tech Tianjin signed an agreement with a bank for an Accounts Receivable Financing facility with the bank for RMB 8,000, or approximately $1,289, interest is charged at the bank’s lending rate plus a floating interest rate. The effective interest rate is 130% of the bank’s lending rate. The financing facility was set up to facilitate the growing testing operations in our Tianjin operations in China. The immediate holding company, Trio-Tech International Pte. Ltd., acted as the guarantor for this bank facility. The bank account for this facility was set up on August 24, 2015 and has not been put to use as of the date of these financial statements.

As at June 30, 2014, we had available unused lines of credit totaling $5,306.

Entity with	Type of	Interest	Expiration	Credit	Unused
Facility	Facility	Rate	Date	Limitation	Credit

Trio-Tech Singapore	Lines of Credit	Ranging from 1.9% to 6.0%	-	$9,073	$5,306

We believe that the projected cash flows from operations, borrowing availability under our revolving lines of credit, cash on hand, and trade credit will provide the necessary capital to meet our projected cash requirements for at least the next 12 months. Should we find an attractive capital investment, we may seek additional debt or equity financing in order to fund the transaction, in the form of bank financing, convertible debt, or the issuance of Common Stock.

Off-balance Sheet Arrangements

We do not consider the Company to have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

On July 1, 2015, Trio-Tech Malaysia entered into a Fixed Rate Industrial Hire Purchase - Sale and Hire-back Facility with CIMB Factor lease Berhad amounting to RM1,650 with a hire period of 5 years. This facility will be used for the financing of machinery, equipment and other equipment related to the business. As of the date of this report, the facility has utilized RM 792 or approximately $209 and hence there will be a financial impact on the consolidated balance sheet.

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

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer (the principal executive and principal financial officers, respectively, of the Company) of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2015, the end of the period covered by this Form 10-K. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015.

Additionally, management has the responsibility for establishing and maintaining adequate internal control over financial reporting for the Company and thus also assessed the effectiveness of our internal controls over financial reporting as of June 30, 2015. Management used the framework set forth in the report entitled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 to evaluate the effectiveness of the Company’s internal control over financial reporting.

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
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, and use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal controls over financial reporting were effective as of June 30, 2015.

ITEM 9B – OTHER INFORMATION

None.

PART III

The information required by Items 10 through 14 of Part III of this Form 10-K (information regarding our directors and executive officers, executive compensation, security ownership of certain beneficial owners, management, related stockholder matters, and certain relationships and related transactions and principal accountant fees and services, respectively) is hereby incorporated by reference from the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal year 2015.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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
3.           Consolidated Statements of Operations and Comprehensive Income (Loss)
4.           Consolidated Statements of Shareholders' Equity
5.           Consolidated Statements of Cash Flows
6.           Notes to Consolidated Financial Statements

b)      EXHIBITS:

Number	Description

3.1	Articles of Incorporation, as currently in effect. [Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for June 30, 1988.]
3.2	Bylaws, as currently in effect. [Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for June 30, 1988.
10.1	Amendment to 2007 Employee Stock Option Plan [Incorporated by reference to Exhibit A to the Registrant’s Proxy Statement for its Annual Meeting held December 14, 2010.]**
10.2	Amendment to 2007 Directors Equity Incentive Plan [Incorporated by reference to Exhibit B to the Registrant’s Proxy Statement for its Annual Meeting held December 14, 2010.]**
10.3	Amendment to 2007 Directors Equity Incentive Plan [Incorporated by reference to Appendix A to the Registrant’s Proxy Statement for its Annual Meeting held December 9, 2013.]**
21.1	Subsidiaries of the Registrant (100% owned by the Registrant except as otherwise stated)
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

TRIO-TECH INTERNATIONAL

By: /s/ Victor H.M. Ting VICTOR H.M. TING Vice President and Chief Financial Officer Date: September 28, 2015

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

/s/ A. Charles Wilson A. Charles Wilson, Director Chairman of the Board September 28, 2015

/s/ S.W.Yong S. W. Yong, Director President, Chief Executive Officer (Principal Executive Officer) September 28, 2015

/s/ Victor H. M. Ting Victor H.M. Ting, Director Vice President, Chief Financial Officer (Principal Financial Officer) September 28, 2015

/s/ Jason T. Adelman Jason T. Adelman, Director September 28, 2015

/s/ Richard M. Horowitz Richard M. Horowitz, Director September 28, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Trio-Tech International
Van Nuys, California

We have audited the accompanying consolidated balance sheets of Trio-Tech International and Subsidiaries (the “Company”) as of June 30, 2015 and 2014, and the related consolidated statements of operations and comprehensive income (loss), shareholders' equity and cash flows for each of the years in the two-year period ended June 30, 2015.  The Company's management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trio-Tech International and Subsidiaries as of June 30, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2015 in conformity with accounting principles generally accepted in the United States of America.

Mazars LLP
PUBLIC ACCOUNTANTS AND
CHARTERED ACCOUNTANTS

/s/ Mazars LLP

Singapore
September 25, 2015

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT NUMBER OF SHARES)
	June 30, 2015	June 30, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,711	$2,938
Short-term deposits	101	102
Trade accounts receivable, less allowance for doubtful accounts of $313 and $438	7,875	8,625
Other receivables	389	311
Loans receivable from property development projects	-	-
Inventories, less provision for obsolete inventory of $764 and $844	1,141	1,106
Prepaid expenses and other current assets	244	205
Assets held for sale	98	-
Total current assets	13,559	13,287
NON-CURRENT ASSETS:
Deferred tax assets	453	388
Investments	-	-
Investment properties, net	1,540	1,765
Property, plant and equipment, net	12,522	13,541
Loans receivable from property development projects	-	805
Other assets	1,823	1,263
Restricted term deposits	2,140	3,541
Total non-current assets	18,478	21,303
TOTAL ASSETS	$32,037	$34,590

LIABILITIES
CURRENT LIABILITIES:
Lines of credit	$1,578	$3,767
Accounts payable	2,770	3,162
Accrued expenses	3,084	3,046
Income taxes payable	296	214
Current portion of bank loans payable	346	448
Current portion of capital leases	197	81
Total current liabilities	8,271	10,718
NON-CURRENT LIABILITIES:
Bank loans payable, net of current portion	2,198	2,598
Capital leases, net of current portion	475	200
Deferred tax liabilities	333	202
Other non-current liabilities	38	39
Total non-current liabilities	3,044	3,039
TOTAL LIABILITIES	$11,315	$13,757

Commitments and contingencies	-	-

EQUITY
TRIO-TECH INTERNATIONAL’S SHAREHOLDERS' EQUITY:
Common stock, no par value, 15,000,000 shares authorized; 3,513,055 shares issued and outstanding as at June 30, 2015 and June 30, 2014	$10,882	$10,882
Paid-in capital	3,087	2,972
Accumulated retained earnings	2,246	1,725
Accumulated other comprehensive gain-translation adjustments	2,771	3,522
Total Trio-Tech International shareholders' equity	18,986	19,101
Non-controlling interests	1,736	1,732
TOTAL EQUITY	$20,722	$20,833
TOTAL LIABILITIES AND EQUITY	$32,037	$34,590

See notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
	For the Year Ended
	June 30,	June 30,
	2015	2014
Revenue
Products	$15,739	$18,068
Testing services	18,020	18,017
Others	173	177
	33,932	36,262
Cost of Sales
Cost of products sold	12,811	15,223
Cost of testing services rendered	12,059	12,601
Others	137	139
	25,007	27,963

Gross Margin	8,925	8,299

Operating Expenses:
General and administrative	6,848	7,363
Selling	717	732
Research and development	182	196
Impairment loss	70	-
(Gain) / loss on disposal of property, plant and equipment	(99)	10
Total operating expenses	7,718	8,301

Income / (Loss) from Operations	1,207	(2)

Other Income / (Expenses)
Interest expenses	(245)	(263)
Other income, net	363	163
Total other income / (expenses)	118	(100)

Income / (Loss) from Continuing Operations before Income Taxes	1,325	(102)

Income Tax (Expenses) / Benefits	(507)	344

Income from continuing operations before non-controlling interests, net of tax	818	242

Discontinued Operations (Note 24)
Income / (loss) from discontinued operations, net of tax	6	(41)
NET INCOME	824	201

Less: net income attributable to non-controlling interests	303	144
Net Income Attributable to Trio-Tech International Common Shareholders	$521	$57

Amounts Attributable to Trio-Tech International Common Shareholders:
Income from continuing operations, net of tax	517	81
Income / (loss) from discontinued operations, net of tax	4	(24)
Net Income Attributable to Trio-Tech International Common Shareholders	$521	$57

Basic and Diluted Earnings per Share:
Basic and diluted earnings per share from continuing operations attributable to Trio-Tech International	$0.15	$0.02
Basic and diluted loss per share from discontinued operations attributable to Trio-Tech International	$-	$(0.01)
Basic and Diluted Earnings per Share from Net Income	$0.15	$0.01
Attributable to Trio-Tech International

Weighted average number of common shares outstanding
Basic	3,513	3,513
Dilutive effect of stock options	16	36
Number of shares used to compute earnings per share diluted	3,529	3,549

See notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Year Ended
	June 30,	June 30,
	2015	2014
Comprehensive Loss Attributable to Trio-Tech International Common Shareholders:
Net income	824	201
Foreign currency translation, net of tax	(1,050)	(228)
Comprehensive Loss	(226)	(27)
Less: comprehensive income attributable to the non-controlling interests	4	74
Comprehensive Loss Attributable to Trio-Tech International Common Shareholders	$(230)	$(101)

See notes to consolidated financial statements.

RIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(IN THOUSANDS)

	Common Stock		Additional Paid-in	Accumulated Retained	Accumulated Other Comprehensive	Non- Controlling
	No. of Shares	Amount	Capital	Earnings	Income	Interests	Total
		$	$	$	$	$	$
Balance at June 30, 2013	3,322	10,531	2,756	1,668	3,680	1,971	20,606

Stock option expenses	-	-	216	-	-	-	216
Net income	-	-	-	57	-	144	201
Translation adjustment	-	-	-	-	(158)	(70)	(228)
Dividend declared by subsidiary	-	-	-	-	-	(313)	(313)
Stock options exercised	191	351	-	-	-	-	351
Balance at June 30, 2014	3,513	10,882	2,972	1,725	3,522	1,732	20,833

Stock option expenses	-	-	106	-	-	-	106
Net income	-	-	-	521	-	303	824
Translation adjustment	-	-	-	-	(751)	(299)	(1,050)
Contribution to capital – payable forgiveness	-	-	9	-	-	-	9
Balance at June 30, 2015	3,513	10,882	3,087	2,246	2,771	1,736	20,722

See accompanying notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year Ended
	June 30,	June 30,
	2015	2014
Cash Flow from Operating Activities
Net income	$824	$201
Adjustments to reconcile net income to net cash flow provided by operating activities
Depreciation and amortization	2,240	2,294
Bad debt expenses, net	(28)	706
Inventory recovery	(36)	(76)
Warranty expense, net	49	(2)
Accrued interest expense, net accrued interest income	73	28
Impairment loss	70	-
Contribution to capital – payable forgiveness	9	-
(Gain) / loss on sale of property, plant & equipment	(99)	10
Stock compensation	106	216
Deferred tax provision	89	(176)
Changes in operating assets and liabilities
Accounts receivables	875	(198)
Other receivables	(74)	1,474
Other assets	158	(1,029)
Inventories	(47)	1,443
Prepaid expenses and other current assets	(50)	153
Accounts payable and accrued liabilities	(151)	(972)
Income tax payable	83	(243)
Other non-current liabilities	(1)	30
Net Cash Provided by Operating Activities	4,090	3,860
Cash Flow from Investing Activities
Proceeds from maturing of unrestricted and restricted term deposits, net	1,165	-
Additions to property, plant and equipment	(2,694)	(3,090)
Investments in restricted and un-restricted deposits	(1)	-
Proceeds from disposal of property, plant and equipment	438	31
Net Cash Used in Investing Activities	(1,092)	(3,059)

Cash Flow from Financing Activities
(Repayment) / borrowing on lines of credit	(1,894)	(79)
Dividends paid on non-controlling interest	(6)	(312)
Repayment of bank loans and capital leases	(721)	(1,065)
Proceeds from exercising stock options	-	351
Proceeds from long-term bank loans	934	524
Net Cash Used in Financing Activities	(1,687)	(581)
Effect of Changes in Exchange Rate	(538)	(76)

NET INCREASE IN CASH AND CASH EQUIVALENTS	773	145
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,938	2,793
CASH AND CASH EQUIVALENTS, END OF YEAR	$3,711	$2,938
Supplementary Information of Cash Flows
Cash paid during the period for:
Interest	$247	$262
Income taxes	$31	$47
Non-Cash Transactions
Capital lease of property, plant and equipment	$566	$67

See accompanying notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2015 AND 2014
(IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Basis of Presentation and Principles of Consolidation - Trio-Tech International (the “Company” or “TTI” hereafter) was incorporated in fiscal 1958 under the laws of the State of California.  TTI provides third-party semiconductor testing and burn-in services primarily through its laboratories in Southeast Asia. In addition, TTI operates testing facilities in the United States.  The Company also designs, develops, manufactures and markets a broad range of equipment and systems used in the manufacturing and testing of semiconductor devices and electronic components. In fiscal 2015, TTI conducted business in the foregoing four segments: Manufacturing, Testing Services, Distribution and Real Estate. TTI has subsidiaries in the U.S., Singapore, Malaysia, Thailand and China as follows:

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

Liquidity – The Company earned net income of $521 and $57 for fiscal years 2015 and 2014, respectively.

The Company’s core businesses--testing services, manufacturing and distribution--operate in a volatile industry, whereby its average selling prices and product costs are influenced by competitive factors. These factors create pressures on sales, costs, earnings and cash flows, which will impact liquidity.

Foreign Currency Translation and Transactions — The U.S. dollar is the functional currency of the U.S. parent company. The Singapore dollar, the national currency of Singapore, is the primary currency of the economic environment in which the operations in Singapore are conducted.  The Company also operates in Malaysia, Thailand, China and Indonesia, of which the Malaysian ringgit (“RM”), Thai baht, Chinese renminbi and Indonesian rupiah, are the national currencies. The Company uses the U.S. dollar for financial reporting purposes.

The Company translates assets and liabilities of its subsidiaries outside the U.S. into U.S. dollars using the rate of exchange prevailing at the fiscal year end, and the consolidated statements of operations and comprehensive income or loss is translated at average rates during the reporting period. Adjustments resulting from the translation of the subsidiaries’ financial statements from foreign currencies into U.S. dollars are recorded in shareholders' equity as part of accumulated other comprehensive gain - translation adjustments.  Gains or losses resulting from transactions denominated in currencies other than functional currencies of the Company’s subsidiaries are reflected in other income for the reporting period.

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

Revenue from product sales is also recorded in accordance with the provisions of ASC Topic 605 and Staff Accounting Bulletin (“SAB”) 104 Revenue Recognition in Financial Statements, (“ASC Topic 605”) which generally require revenue earned on product sales involving multiple-elements to be allocated to each element based on the relative fair values of those elements.  Accordingly, the Company allocates revenue to each element in a multiple-element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold and specifically defined in a quotation or contract.  The Company allocates a portion of the invoice value to products sold and the remaining portion of invoice value to installation work in proportion to the fair value of products sold and installation work to be performed.  Training elements are valued based on hourly rates, which services the Company charges for when sold apart from product sales.  The fair value determination of products sold and the installation and training work is also based on our specific historical experience of the relative fair values of the elements if there is no easily observable market price to be considered. In fiscal years 2015 and 2014, the installation revenues generated in connection with product sales were immaterial and were included in the product sales revenue line on the consolidated statements of operations and comprehensive income or loss.

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

The Company’s management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. The Company includes any account balances that are determined to be uncollectible, along with a general reserve, in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to management, the Company believed that its allowance for doubtful accounts was adequate as of June 30, 2015 and 2014.

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

Term Deposits — Term deposits consist of bank balances and interest bearing deposits having maturities of 4 to 12 months. As of June 30, 2015, the Company held approximately $101 of unrestricted term deposits in the Company’s 100% owned Thailand subsidiary, which were denominated in the currency of Thai baht, as compared to $102 as of June 30, 2014.

Restricted Term Deposits — The Company held certain term deposits in the Singapore and Malaysia operations which were considered restricted as they were held as security against certain facilities granted by the financial institutions. As of June 30, 2015 the Company held approximately $1,919 of restricted term deposits in the Company’s 100% owned Trio-Tech International Pte. Ltd., which were denominated in Singapore currency, and $221 of restricted term deposits in the Company’s 55% owned Malaysian subsidiary, which were denominated in the currency of Malaysia, as compared to June 30, 2014 when the Company held approximately $3,287 of restricted term deposits in the Company’s 100% owned Trio-Tech International Pte. Ltd., which were denominated in Singapore currency, and $254 of restricted term deposits in the Company’s 55% owned Malaysian subsidiary, which were denominated in the currency of Malaysia.

Inventories — Inventories in the Company’s manufacturing and distribution segments consisting principally of raw materials, works in progress, and finished goods are stated at the lower of cost, using the first-in, first-out (“FIFO”) method, or market value.  The semiconductor industry is characterized by rapid technological change, short-term customer commitments and rapid changes in demand.  Provisions for estimated excess and obsolete inventory are based on our regular reviews of inventory quantities on hand and the latest forecasts of product demand and production requirements from our customers.  Inventories are written down for not saleable, excess or obsolete raw materials, works-in-process and finished goods by charging such write-downs to cost of sales. In addition to write-downs based on newly introduced parts, statistics and judgments are used for assessing provisions of the remaining inventory based on salability and obsolescence.

Property, Plant and Equipment & Investment Property — Property, plant and equipment, and investment property are stated at cost, less accumulated depreciation and amortization.  Depreciation is provided for over the estimated useful lives of the assets using the straight-line method. Amortization of leasehold improvements is provided for over the lease terms or the estimated useful lives of the assets, whichever is shorter, using the straight-line method.

Maintenance, repairs and minor renewals are charged directly to expense as incurred.  Additions and improvements to the assets are capitalized.  When assets are disposed of, the related cost and accumulated depreciation thereon are removed from the accounts and any resulting gain or loss is included in the consolidated statements of operations and comprehensive income or loss.

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

Leases — The Company leases certain property, plant and equipment in the ordinary course of business.  The leases have varying terms. Some may have included renewal and/or purchase options, escalation clauses, restrictions, penalties or other obligations that the Company considered in determining minimum lease payments.  The leases were classified as either capital leases or operating leases, in accordance with ASC Topic 840, Accounting for Leases (“ASC Topic 840”). The Company records monthly rental expense equal to the total amount of the payments due in the reporting period over the lease term in accordance with U.S. GAAP. The difference between rental expense recorded and the amount paid is credited or charged to deferred rent, which is included in accrued expenses in the accompanying consolidated balance sheets.

The Company’s management expects that in the normal course of business, operating leases will be renewed or replaced by other leases.  The future minimum operating lease payments, for which the Company is contractually obligated as of June 30, 2015, are disclosed in these notes to the consolidated financial statements.

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

Comprehensive Income or Loss — ASC Topic 220, Reporting Comprehensive Income, (“ASC Topic 220”) establishes standards for reporting and presentation of comprehensive income or loss and its components in a full set of general-purpose financial statements. The Company has chosen to report comprehensive income or loss in the statements of operations.  Comprehensive income or loss is comprised of net income or loss and all changes to shareholders’ equity except those due to investments by owners and distributions to owners.

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

Retained Earnings — It is the intention of the Company to reinvest earnings of its foreign subsidiaries in the operations of those subsidiaries. Accordingly, no provision has been made for U.S. income and foreign withholding taxes that would result if such earnings were repatriated. These taxes are undeterminable at this time. The amount of earnings retained in subsidiaries was $8,149 and $7,532 at June 30, 2015 and 2014, respectively.

Research and Development Costs — The Company incurred research and development costs of $182 and $196 in fiscal year 2015 and in fiscal year 2014, respectively, which were charged to operating expenses as incurred.

Stock Based Compensation — The Company adopted the fair value recognition provisions under ASC Topic 718, Share Based Payments (“ASC Topic 718”) using the modified prospective application method. Under this transition method, compensation cost recognized during the twelve months ended June 30, 2015 included the applicable amounts of: (a) compensation cost of all share-based payments granted prior to, but not yet vested as of July 1, 2005 (based on the grant-date fair value estimated in accordance with the original provisions of ASC Topic 718) and (b) compensation cost for all share-based payments granted subsequent to June 30, 2005.

Earnings per Share — Computation of basic earnings per share is conducted by dividing net income available to common shares (numerator) by the weighted average number of common shares outstanding (denominator) during a reporting period.  Computation of diluted earnings per share gives effect to all dilutive potential common shares outstanding during a reporting period.  In computing diluted earnings per share, the average market price of common shares for a reporting period is used in determining the number of shares assumed to be purchased from the exercise of stock options.  In fiscal year 2015, all the outstanding options were excluded in the computation of diluted EPS because they were anti-dilutive.

Fair Values of Financial Instruments — Carrying values of trade accounts receivable, accounts payable, accrued expenses, and term deposits approximate their fair value due to their short-term maturities.  Carrying values of the Company’s lines of credit and long-term debt are considered to approximate their fair value because the interest rates associated with the lines of credit and long-term debt are adjustable in accordance with market situations when the Company tries to borrow funds with similar terms and remaining maturities. See Note 17 for detailed discussion of the fair value measurement of financial instruments.

ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The financial assets and financial liabilities that require recognition under the guidance include available-for-sale investments, employee deferred compensation plan and foreign currency derivatives. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available under the circumstances. As such, fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

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

Equity Method - The Company analyzes its investments to determine if they should be accounted for using the equity method. Management evaluates both Common Stock and in-substance Common Stock to determine whether they give the Company the ability to exercise significant influence over operating and financial policies of the investment even though the Company holds less than 50% of the Common Stock and in-substance Common Stock. The net income of the investment will be reported as “Equity in earnings of unconsolidated joint ventures, net of tax” in the Company’s consolidated statements of operations and comprehensive income or loss.

Cost Method - Investee companies not accounted for under the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, the Company’s share of the earnings or losses of such Investee companies is not included in the consolidated balance sheet or statements of operations and comprehensive income or loss. However, impairment charges are recognized in the consolidated statements of operations and comprehensive income or loss. If circumstances suggest that the value of the Investee Company has subsequently recovered, such recovery is not recorded.

Loan Receivables from Property Development Projects - The loan receivables from property development projects are classified as current asset, carried at face value and are individually evaluated for impairment.  The allowance for loan losses reflects management’s best estimate of probable losses determined principally on the basis of historical experience and specific allowances for known loan accounts. All loans or portions thereof deemed to be uncollectible or to require an excessive collection cost are written off to the allowance for losses.

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

Contingent Liabilities - Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

Reclassification - Certain reclassification have been made to the previous year’s financial statements to conform to current year’s presentation, with no effect on previously reported net income.

2. NEW ACCOUNTING PRONOUNCEMENTS

The amendments in Accounting Standards Updates (“ASU”) 2015-14 ASC Topic 606: Deferral of the Effective Date (“ASC Topic 606”) defers the effective date of update 2014-09 for all entities by one year. For a public entity, the amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is not permitted. The adoption of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

The amendments in ASU 2015-11 ASC Topic 330: Simplifying the Measurement of Inventory (“ASC Topic 330”) specify that an entity should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using Last-In-First-Out or the retail inventory method. The amendments in ASU 2015-011 are effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. A reporting entity should apply the amendments retrospectively to all periods presented. While early adoption is permitted, the Company has not elected to early adopt. The adoption of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

FASB amended ASU 2015-07 ASC Topic 820: Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The amendments in ASU 2015-07 are effective for public business entities for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. A reporting entity should apply the amendments retrospectively to all periods presented. While early adoption is permitted, the Company has not elected to early adopt. The adoption of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

The amendments in ASU 2015-06 ASC Topic 260: Effects on Historical Earnings Per Unit of Master Limited Partnership Dropdown Transactions (“ASC Topic 260”) specify that for purposes of calculating historical earnings per unit under the two-class method, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner. The amendments in ASU 2015-06 are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. While early adoption is permitted, the Company has not elected to early adopt. The amendments should be applied retrospectively for all financial statements presented. The adoption of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

The amendments in ASU 2015-02 ASC Topic 810: Amendments to the Consolidation Analysis are intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The amendments in ASU 2015-02 are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. While early adoption is permitted, including adoption in an interim period, the Company has not elected to early adopt. ASU 2015-02 may be applied retrospectively in previously issued financial statements for one or more years with a cumulative-effect adjustment to retained earnings as of the beginning of the first year restated. The company has not yet determined the effects on the Company’s consolidated financial position or results of operations on the adoption of this update.

The amendments in ASU 2015-01 eliminate from U.S. GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement - Extraordinary and Unusual Items, (“ASC Topic 225”) require that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item.  The amendments in ASU 2015-01 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company has not elected to early adopt. The adoption of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

FASB amended ASU 2014-15 Subtopic 205-40, Presentation of Financial Statements – Going Concern (“ASC Topic 205”) to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. ASU 2014-15 provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments in ASU 2014-15 are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. While early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued, the Company has not elected to early adopt. The adoption of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

FASB has issued converged standards on revenue recognition. Specifically, the Board has issued ASU. 2014-09 (“ASU 2014-09”), ASC Topic 606. ASU 2014-09 affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). ASU 2014-09 will supersede the revenue recognition requirements in ASC Topic 605, Revenue Recognition, (“ASC Topic 605”) and most industry-specific guidance. ASU 2014-09 also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of non-financial assets that are not in a contract with a customer (e.g., assets within the scope of ASC Topic 360, Property, Plant, and Equipment, (“ASC Topic 360”) and intangible assets within the scope of Topic 350, Intangibles—Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in ASU 2014-09. For a public entity, the amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is not permitted. The adoption of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

The FASB has issued ASU No. 2014-08, ASC Topic 205 Presentation of Financial Statements (“ASC Topic 205”) and ASC Topic 360 Property, Plant, and Equipment (“ASC Topic 360”): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in ASU 2014-08 change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. This disclosure will provide users with information about the ongoing trends in a reporting organization’s results from continuing operations. The amendments in the ASU 2014-08 are effective in the first quarter of 2015 for public organizations with calendar year ends. For most nonpublic organizations, it is effective for annual financial statements with fiscal years beginning on or after December 15, 2014. Early adoption is permitted. The adoption of this update did not have a significant effect on the Company’s consolidated financial position or results of operations.

Other new pronouncements issued but not yet effective until June 30, 2015 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

3. TERM DEPOSITS

	For the Year Ended June 30,
	2015	2014

Short-term deposits	$101	$102
Restricted term deposits	2,140	3,541
Total	$2,241	$3,643

Restricted deposits represent the amount of cash pledged to secure loans payable granted by financial institutions and serve as collateral for public utility agreements such as electricity and water and performance bonds related to customs duty payable.  Restricted deposits are classified as non-current assets, as they relate to long-term obligations and will become unrestricted only upon discharge of the obligations. Short-term deposits represent bank deposits, which do not qualify as cash equivalents.

4. TRADE ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its customers’ financial conditions, and although management generally does not require collateral, letters of credit may be required from its customers in certain circumstances.

Senior management reviews accounts receivable on a periodical basis to determine if any receivables will potentially be uncollectible. Management includes any accounts receivable balances that are determined to be uncollectible in the allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  Based on the information available to us, management believed the allowance for doubtful accounts as of June 30, 2015 and June 30, 2014 was adequate.

The following table represents the changes in the allowance for doubtful accounts:

	For the Year Ended June 30,
	2015	2014

Beginning	$438	$139
Additions charged to expenses	84	303
Recovered / write-off	(180)	(2)
Currency translation effect	(29)	(2)
Ending	$313	$438

5. LOANS RECEIVABLE FROM PROPERTY DEVELOPMENT PROJECTS

The following table presents TTCQ’s loans receivable from property development projects in China as of June 30, 2015. The exchange rate is based on the historical rate published by the Monetary Authority of Singapore as on March 31, 2015, since the net loan receivable was “nil” as at June 30, 2015.

	Loan Expiry	Loan Amount	Loan Amount
Short-Term Loan Receivable	Date	(RMB)	(U.S. Dollars)
JiangHuai (Project - Yu Jin Jiang An)	May 31, 2013	2,000	325
Less: allowance for impairment	Dec 31, 2013	(2,000)	(325)
Net loan receivable from property development projects		-	-

	Loan Expiry	Loan Amount	Loan Amount
Long-Term Loan Receivable	Date	(RMB)	(U.S. Dollars)
Jun Zhou Zhi Ye	Oct 31, 2016	5,000	814
Less: transfer – down payment for purchase of property	Oct 14, 2014	(5,000)	(814)
Net loan receivable from property development projects		-	-

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

On November 1, 2010, TTCQ entered into a Memorandum Agreement with JiangHuai Property Development Co. Ltd. (“JiangHuai”) to invest in their property development projects (Project - Yu Jin Jiang An) located in Chongqing City, China. Due to the short-term nature of the investment, the amount was classified as a loan based on ASC Topic 310 Receivables (“ASC Topic 310”), amounting to RMB 2,000, or approximately $325. The loan was renewed, but expired on May 31, 2013. TTCQ is in the legal process of recovering the outstanding amount of $325. TTCQ did not generate other income from JiangHuai for the twelve months ended June 30, 2015 and 2014. An impairment of $325 on the investment in Jianghuai was provided for during the second quarter of fiscal 2014 based on TTI’s financial policy.

On November 1, 2010, TTCQ entered into another Memorandum Agreement with JiaSheng Property Development Co. Ltd. (“JiaSheng”) to invest in their property development projects (Project B-48 Phase 2) located in Chongqing City, China. Due to the short-term nature of the investment, the amount was classified as a loan based on ASC Topic 310, amounting to RMB 5,000, or approximately $814 based on the exchange rate as at March 31, 2015 published by the Monetary Authority of Singapore. The amount was unsecured and repayable at the end of the term. The loan was renewed in November 2011 for a period of one year, which expired on October 31, 2012 and was again renewed in November 2012 and expired in November 2013. On November 1, 2013 the loan was transferred by JiaSheng to and is now payable by Chong Qing Jun Zhou Zhi Ye Co. Ltd. (“Jun Zhou Zhi Ye”), and the transferred agreement expires on October 31, 2016. Hence the loan receivable was reclassified as a long-term receivable. The book value of the loan receivable approximates its fair value. For the fiscal year 2015, TTCQ recorded other income of RMB 417, or approximately $68. An allowance for doubtful deemed interest receivables from Jun Zhou Zhi Ye of $68 was made on the other income. In the second quarter of fiscal year 2015, the loan receivable was transferred to down payment for purchase of investment property that is being developed in the Singapore Themed Resort Project.

6. INVENTORIES

Inventories consisted of the following:

	For the Year Ended June 30,
	2015	2014

Raw materials	$1,038	$1,165
Work in progress	611	583
Finished goods	348	184
Less: provision for obsolete inventory	(764)	(844)
Currency translation effect	(92)	18
	$1,141	$1,106

The following table represents the changes in provision for obsolete inventory:

	For the Year Ended June 30,
	2015	2014

Beginning	$844	$912
Additions charged to expenses	67	-
Usage - disposition	(103)	(76)
Currency translation effect	(44)	8
Ending	$764	$844

7. ASSETS HELD FOR SALE

During the fourth quarter of 2015, the operations in Malaysia planned to sell its factory building in Penang, Malaysia. In May 2015, Trio-Tech Malaysia was approached by a potential buyer to purchase the factory building. Negotiation is still ongoing and is subject to approval by Penang Development Corporation. In accordance with ASC Topic 360, the property was reclassified from investment property, which had a net book value of RM 371, or approximately $98, to assets held for sale since there was an intention to sell the factory building. There was no such asset in the prior year.

8. INVESTMENTS

Investments were nil as at June 30, 2015 and as at June 30, 2014.

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

“Investments” in real estate segment was the cost of an investment in a joint venture in which we had 10% interest. During the second quarter of fiscal year 2014, TTCQ disposed of its 10% interest in the joint venture. The joint venture had to raise funds for the development of the project. As a joint-venture partner, TTCQ was required to stand guarantee for the funds to be borrowed; considering the amount of borrowing, the risk involved was higher than the investment made and hence TTCQ decided to dispose of the 10% interest in the joint venture investment. On October 2, 2013, TTCQ entered into a share transfer agreement with Zhu Shu. Based on the agreement the purchase price was to be paid by (1) RMB 10,000 worth of commercial property in Chongqing, China, or approximately $1,634 based on exchange rates published by the Monetary Authority of Singapore as of October 2, 2013, by non-monetary consideration and (2) the remaining RMB 8,000, or approximately $1,307 based on exchange rates published by the Monetary Authority of Singapore as of October 2, 2013, by cash consideration. The consideration consists of (1) commercial units measuring 668 square meters to be delivered in June 2016 and (2) sixteen quarterly equal installments of RMB 500 per quarter commencing from January 2014. Based on ASC Topic 845 Non-monetary Consideration, (“ASC Topic 845”) the Company deferred the recognition of the gain on disposal of the 10% interest in joint venture investment until such time that the consideration is paid, so that the gain can be ascertained. The recorded value of the disposed investment amounting to $783, based on exchange rates published by the Monetary Authority of Singapore as of June 30, 2014, is classified as “other assets” under non-current assets, because it is considered a down payment for the purchase of the commercial property in Chongqing. The first three installment amounts of RMB 500 each due in January 2014, April 2014 and July 2014 were all outstanding until the date of disposal of the investment in joint venture. Out of the outstanding amount of RMB 8,000, TTCQ had received RMB 100 during May 2014.

On October 14, 2014, TTCQ and Jun Zhou Zhi Ye entered into a memorandum of understanding. Based on the memorandum of understanding, both parties have agreed to register a sales and purchase agreement upon Jun Zhou Zhi Ye obtaining the license to sell the commercial property (the Singapore Themed Resort Project) located in Chongqing, China. The proposed agreement is for the sale of shop lots with a total area of 1,484.55 square meters as consideration for all the outstanding amounts owed to TTCQ by Jun Zhou Zhi Ye as follows:

a)	Long term loan receivable RMB 5,000, or approximately $814, as disclosed in Note 5, plus the interest receivable on long term loan receivable of RMB 1,250;
b)	Commercial units measuring 668 square meters, as mentioned above; and
c)	RMB 5,900 for the part of the unrecognized cash consideration of RMB 8,000 relating to the disposal of the joint venture.

The shop lots are to be delivered to TTCQ upon completion of the construction of the shop lots in the Singapore Themed Resort Project, which is expected to be no later than December 31, 2016. However, should there be further delays in the project completion, based on the discussion with the developers it is estimated to be completed by June 30, 2017. The consideration does not include the remaining outstanding amount of RMB 2,000, or approximately $326, which will be paid in cash.

9. INVESTMENT PROPERTIES

The following table presents the Company’s investment properties in China as of June 30, 2015. The exchange rate is based on the exchange rate as of June 30, 2015 published by the Monetary Authority of Singapore.

	Investment Date	Investment Amount	Investment Amount
		(RMB)	(U.S. Dollars)
Purchase of Property I – MaoYe	Jan 04, 2008	5,554	894
Purchase of Property II – JiangHuai	Jan 06, 2010	3,600	580
Purchase of Property III – FuLi	Apr 08, 2010	4,025	648
Currency translation		-	1
Gross investment in rental properties		13,179	2,123

Accumulated depreciation on rental properties	June 30, 2015	(3,619)	(583)

Net investment in properties – China		9,560	1,540

The following table presents the Company’s investment properties in China as of June 30, 2014. The exchange rate is based on the exchange rate as of June 30, 2014 published by the Monetary Authority of Singapore.

	Investment Date	Investment Amount	Investment Amount
		(RMB)	(U.S. Dollars)
Purchase of Property I – MaoYe	Jan 04, 2008	5,554	904
Purchase of Property II – JiangHuai	Jan 06, 2010	3,600	586
Purchase of Property III – FuLi	Apr 08, 2010	4,025	655
Currency translation		-	(23)
Gross investment in rental properties		13,179	2,122

Accumulated depreciation on rental properties	June 30, 2014	(2,961)	(476)

Net investment in properties – China		10,218	1,646

The following table presents the Company’s investment properties in Malaysia as of June 30, 2015. The exchange rate is based on the exchange rate as of June 30, 2015 published by the Monetary Authority of Singapore.

	Investment Date	Investment Amount	Investment Amount
		(RM)	(U.S. Dollars)
Reclassification of Penang Property I	Dec 31, 2012	681	181
Gross investment in rental property		681	181

Accumulated depreciation on rental property	June 30, 2015	(310)	(83)
Reclassified as “Assets held for sale”	June 30, 2015	(371)	(98)
Net investment in rental property - Malaysia		-	-

The following table presents the Company’s investment properties in Malaysia as of June 30, 2014. The exchange rate is based on the exchange rate as of June 30, 2014 published by the Monetary Authority of Singapore.

	Investment Date	Investment Amount	Investment Amount
		(RM)	(U.S. Dollars)
Reclassification of Penang Property I	Dec 31, 2012	681	212
Gross investment in rental property		681	212

Accumulated depreciation on rental property	June 30, 2014	(300)	(93)

Net investment in rental property - Malaysia		381	119

Rental Property I - MaoYe

In fiscal 2008, TTCQ purchased an office in Chongqing, China from MaoYe Property Ltd. (“MaoYe”), for a total cash purchase price of RMB 5,554, or approximately $894 based on the exchange rate as of June 30, 2015 published by the Monetary Authority of Singapore. TTCQ rented this property to a third party on July 13, 2008. The term of the rental agreement was five years. The rental agreement was renewed on July 16, 2014 for a further period of five years. The rental agreement provides for a rent increase of 8% every year after July 15, 2015. The renewed agreement expires on July 15, 2018, however as at the date of this report, this rental agreement (1,104 square meters at a monthly rental of RMB 38,645)  has been terminated and a new rental agreement (653 square meters at a monthly rental of RMB 38,520) was signed on August 1, 2015. This rental agreement provides for a rent increase of 5% every year after January 31, 2017 and it expires on July 31, 2020.

Property purchased from MaoYe generated a rental income of $115 for both the years ended June 30, 2015 and 2014.

Rental Property II - JiangHuai

In fiscal year 2010, TTCQ purchased eight units of commercial property in Chongqing, China from Chongqing JiangHuai Real Estate Development Co. Ltd. (“JiangHuai”), for a total purchase price of RMB 3,600, or approximately $580 based on the exchange rate as of June 30, 2015 published by the Monetary Authority of Singapore. TTCQ rented all of these commercial units to a third party until the agreement expired in January 2012. TTCQ then rented three of the eight commercial units to another party during the fourth quarter of fiscal year 2013 under a rental agreement that expired on March 31, 2014. Currently all the units are vacant and TTCQ has been actively looking for suitable tenants for renting all the commercial units. TTCQ has yet to receive the title deed for these properties; however TTCQ has the vacant possession with the exception of two units, which is in the process of clarification. TTCQ is in the legal process to obtain the title deed, which is dependent on JiangHuai completing the entire project.

Property purchased from JiangHuai generated a rental income of nil and $13 for the years ended June 30, 2015 and 2014, respectively.

Rental Properties III – FuLi

In fiscal 2010, TTCQ entered into a Memorandum Agreement with Chongqing FuLi Real Estate Development Co. Ltd. (“FuLi”) to purchase two commercial properties totaling 311.99 square meters (“office space”) located in Jiang Bei District Chongqing. Although TTCQ currently rents its office premises from a third party, it intends to use the office space as its office premises. The total purchase price committed and paid was RMB 4,025, or approximately $648 based on the exchange rate as of June 30, 2015 published by the Monetary Authority of Singapore. The development was completed and the property was handed over during April 2013 and the title deed was received during the third quarter of fiscal 2014. The two commercial properties were leased to third parties under two separate rental agreements, one of which expired in April 2014 and the other expired in August 2014. For the unit for which the agreement expired in April 2014, a new tenant was identified and a new agreement was executed, which expires on April 30, 2017. The new agreement carries an increase in rent of 20% in the first year, as compared to the expired rental agreement. Thereafter the rent increases by approximately 10% for the subsequent years until April 2017. For the unit for which the agreement expired in August 2014, a new tenant was identified and a new agreement was executed, which expires on August 9, 2016. The new agreement carries an increase in rental of approximately 21% in the first year, as compared to the expired rental agreement. Thereafter the rent increases by approximately 6% for the subsequent years until August 2016.

Property purchased from FuLi generated a rental income of $58 and $49 for the years ended June 30, 2015 and 2014, respectively.

Penang Property I

During the fourth quarter of 2015, the operations in Malaysia planned to sell its factory building in Penang, Malaysia. In May 2015, Trio-Tech Malaysia was approached by a potential buyer to purchase the factory building. Negotiation is still ongoing and is subject to approval by Penang Development Corporation. In accordance to ASC Topic 360, the property was reclassified from investment property, which had a net book value of RM 371, or approximately $98, to assets held for sale since there was an intention to sell the factory building. There was no such asset in the prior year.

Summary

Total rental income for all investment properties (Property I, II and III) in China was $173 for the year ended June 30, 2015, and was $177 for the same period in the last fiscal year.

Rental income from the Penang property was nil for the years ended June 30, 2015 and 2014, as the property in Penang, Malaysia was vacant at the date of this report. In the fourth quarter of fiscal year 2015, the Penang property was reclassified from investment property to assets held for sale.

Depreciation expenses for all investment properties in China and Malaysia were $109 for both the years ended June 30, 2015, and 2014.

10. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

		For the Year Ended June 30,
	Estimated Useful Life in Years	2015	2014

Building and improvements	3-20	$4,980	$5,042
Leasehold improvements	3-27	5,692	5,403
Machinery and equipment	3-7	23,679	20,158
Furniture and fixtures	3-5	873	658
Equipment under capital leases	3-5	672	674

Property, plant and equipment, gross		$35,896	$31,935
Less:
Accumulated depreciation		(21,740)	(17,853)
Accumulated amortization on equipment under capital leases		(458)	(370)
Total accumulated depreciation		$(22,198)	$(18,223)
Property, plant and equipment before currency translation effect, net		13,698	13,712
Currency translation effect		(1,176)	(171)
Property, plant and equipment, net		$12,522	$13,541

Depreciation and amortization expenses for property, plant and equipment during fiscal years 2015 and 2014 were $2,240 and $2,294, respectively.

11. OTHER ASSETS

Other assets consisted of the following:

	For the Year Ended June 30,
	2015	2014

Down payment for purchase of investment properties	$1,645	$783
Down payment for purchase of property, plant and equipment	31	320
Deposits for rental and utilities	147	158
Others	-	2
Total	$1,823	$1,263

12. LINES OF CREDIT

The carrying value of the Company’s lines of credit approximates its fair value, because the interest rates associated with the lines of credit are adjustable in accordance with market situations when the Company borrowed funds with similar terms and remaining maturities.

The Company’s credit rating provides it with readily and adequate access to funds in global markets. As of June 30, 2015, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Expiration	Credit	Unused
Facility	Facility	Rate	Date	Limitation	Credit

Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Ranging from 1.9% to 5.6%	-	$7,422	$6,161

Trio-Tech (Malaysia) Sdn. Bhd.	Lines of Credit	Ranging from 6.3% to 6.7%	-	$396	$79

Trio-Tech (Tianjin) Co., Ltd.	Lines of Credit	Ranging from 4.9% to 6.3%	-	$1,289	$1,289

On April 10, 2015, Trio-Tech Tianjin signed an agreement with a bank for an Accounts Receivable Financing facility with the bank for RMB 8,000, or approximately $1,289, interest is charged at the bank’s lending rate plus a floating interest rate. The effective interest rate is 130% of the bank’s lending rate. The financing facility was set up to facilitate the growing testing operations in our Tianjin operations in China. The immediate holding company, Trio-Tech International Pte. Ltd., acted as the guarantor for this bank facility. The bank account for this facility was set up on August 24, 2015 and has not been put to use as of the date of these financial statements.

As of June 30, 2014, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Expiration	Credit	Unused
Facility	Facility	Rate	Date	Limitation	Credit

Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Ranging from 1.9% to 6.0%	-	$9,073	$5,306

13. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	For the Year Ended June 30,
	2015	2014

Payroll and related costs	1,513	1,096
Commissions	52	47
Customer deposits	41	79
Legal and audit	244	177
Sales tax	131	120
Utilities	129	156
Warranty	109	60
Accrued purchase of materials and property, plant and equipment	430	358
Provision for re-instatement	422	367
Other accrued expenses	243	602
Currency translation effect	(230)	(16)
Total	$3,084	$3,046

14. WARRANTY ACCRUAL

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

	For the Year Ended June 30,
	2015	2014
Beginning	$60	$61
Additions charged to cost and expenses	114	23
Utilization / reversal	(65)	(25)
Currency translation effect	(6)	1
Ending	$103	$60

15. BANK LOANS PAYABLE

Bank loans payable consisted of the following:

	For the Year Ended June 30,
	2015	2014
Note payable denominated in U.S. dollars to a commercial bank for expansion plans in Singapore and its subsidiaries, maturing in March 2017, bearing interest at the bank’s lending rate (7.3% at June 30, 2015 and 2014), with monthly payments of principal plus interest of $18 through March 2017. This note payable is secured by plant and equipment with the net book value of $357 and $469 as at June 30, 2015 and 2014, respectively.	326	260

Note payable denominated in RM to a commercial bank for expansion plans in Malaysia, maturing in August 2024, bearing interest at the bank’s prime rate plus 1.50% (4.1% to 6.9% at June 30, 2015 and 2014), with monthly payments of principal plus interest of $12 and $23 through August 2024 in fiscal year 2015 and 2014, respectively. This loan payable is collateralized by the acquired building with the net book value of $3,146 and $3,748 as at June 30, 2015 and 2014, respectively.	2,218	2,786

Current portion	(346)	(448)
Long term portion of bank loans payable	$2,198	$2,598

Future minimum payments (excluding interest) as of June 30, 2015 were as follows:

2016	$346
2017	322
2018	183
2019	193
2020	203
Thereafter	1,297
Total obligations and commitments	$2,544

Future minimum payments (excluding interest) as of June 30, 2014 were as follows:

2015	$448
2016	198
2017	209
2018	220
2019	138
Thereafter	1,833
Total obligations and commitments	$3,046

16. COMMITMENTS AND CONTINGENCIES

The Company leases certain of its facilities and equipment under long-term agreements expiring at various dates through fiscal year 2015 and thereafter. Certain of these leases require the Company to pay real estate taxes and insurance and provide for escalation of lease costs based on certain indices.

Future minimum payments under capital leases and non-cancelable operating leases and net rental income under non-cancelable sub-leased properties as of June 30, 2015 were as follows:

	Capital	Operating	Sub-lease	Net
For the Year Ending June 30,	Leases	Leases	Rental (Income)	Operating Leases
2016	$197	$803	$(128)	$675
2017	199	671	(41)	630
2018	169	279	(24)	255
Thereafter	107	2,060	-	2,060
Total future minimum lease payments	$672	$3,813	$(193)	$3,620
Less: amount representing interest	-
Present value of net minimum lease payments	672
Less: current portion of capital lease obligations	197
Long-term obligations under capital leases	475

Future minimum payments under capital leases and non-cancelable operating leases and net rental income under non-cancelable sub-leased properties as of June 30, 2014 were as follows:

	Capital	Operating	Sub-lease	Net
For the Year Ending June 30,	Leases	Leases	Rental (Income)	Operating Leases
2015	$81	$710	$(111)	$599
2016	85	795	(130)	665
2017	83	600	(42)	558
Thereafter	32	3,001	(18)	2,983
Total future minimum lease payments	$281	$5,106	$(301)	$4,805
Less: amount representing interest	-
Present value of net minimum lease payments	281
Less: current portion of capital lease obligations	(81)
Long-term obligations under capital leases	200

The Company purchased equipment under the capital lease agreements with rates ranging from 1.9% to 7.5%. These agreements mature ranging from July 2015 to May 2020.

Total rental expense on all operating leases, cancelable and non-cancelable, amounted to $784 and $687 in fiscal years 2015 and 2014 respectively.

Trio-Tech (Malaysia) Sdn. Bhd. has capital lease for the purchase of equipment and other related infrastructure costs amounting to RM 33, or approximately $9 based on the exchange rate on June 30, 2015 published by the Monetary Authority of Singapore, as compared to last year capital lease for the purchase of equipment and other related expenses amounting to RM 601, or approximately $184.

Trio-Tech (Tianjin) Co. Ltd has no capital commitments for the year ended June 30, 2015 as compared to the prior fiscal year during which the capital commitments for the purchase of equipment and other related infrastructure costs was RMB 2,199, or approximately $353.

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

17. FAIR VALUE OF FINANCIAL INSTRUMENTS APPROXIMATE CARRYING VALUE

In accordance with the ASC Topic 820, the following presents assets and liabilities measured and carried at fair value and classified by level of the following fair value measurement hierarchy:

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

18. CONCENTRATION OF CUSTOMERS

The Company had one major customer that accounted for the following revenue and trade accounts receivable:

	For the Year Ended June 30,
	2015	2014
Revenue
- Customer A	63.4%	60.6%

Trade Accounts Receivable
- Customer A	60.5%	74.3%

19. BUSINESS SEGMENTS

In fiscal 2015, the Company operated in four segments: the testing service industry (which performs structural and electronic tests of semiconductor devices), the designing and manufacturing of equipment (which equipment tests the structural integrity of integrated circuits and other products), distribution of various products from other manufacturers in Singapore and Southeast Asia and the real estate segment in China. In the fourth quarter of fiscal 2013, the Company discontinued operations in the fabrication segment. Hence, in fiscal 2014 and first three quarters of fiscal 2015, the Company operated in four segments.

The real estate segment recorded other income of $68 and $202 and allowance for doubtful interest receivables of $68 and $80 for fiscal year 2015 and 2014, respectively, based on the average exchange rate for the twelve months ended June 30, 2015 and 2014, respectively, published by the Monetary Authority of Singapore. Due to the short-term nature of the investments, the investments were classified as loan receivables based on ASC Topic 310. Thus the investment income was classified under other income, which is not part of the below table.

The revenue allocated to individual countries was based on where the customers were located. The allocation of the cost of equipment, the current year investment in new equipment and depreciation expense have been made on the basis of the primary purpose for which the equipment was acquired.

All inter-segment sales were sales from the manufacturing segment to the testing and distribution segment. Total inter-segment sales were $1,655 in fiscal year 2015 and $591 in fiscal year 2014. Corporate assets mainly consisted of cash and prepaid expenses. Corporate expenses mainly consisted of stock option expenses, salaries, insurance, professional expenses and directors' fees. Corporate expenses are allocated to the four segments on a pre-determined fixed amount calculated based on the annual budgeted sales, except the Malaysia operation, which is calculated based on actual sales. The following segment information table includes segment operating income or loss after including corporate expenses allocated to the segments, which gets eliminated in the consolidation.

Business Segment Information:

	Year		Operating		Depr.
	Ended	Net	Income	Total	and		Capital
	June 30,	Revenue	(Loss)	Assets	Amort.		Expenditures
Manufacturing	2015	$12,873	$(426)	$5,515	$151		$512
	2014	$15,715	$(761)	$10,761	$162		$340

Testing Services	2015	18,020	1,955	21,906	1,981		2,175
	2014	18,017	984	19,367	2,023		2,749

Distribution	2015	2,866	23	854	-		6
	2014	2,353	232	465	-		-

Real Estate	2015	173	(129)	3,635	108		1
	2014	177	(93)	3,788	109		1

Fabrication Services*	2015	-	-	30	-		-
	2014	-	-	77	-		-

Corporate & Unallocated	2015	-	(216)	97		-	-
	2014	-	(364)	132		-	-

Total Company	2015	$33,932	$1,207	$32,037	$2,240		$2,694
	2014	$36,262	$(2)	$34,590	$2,294		$3,090

* Fabrication services is a discontinued operation (Note 24).

20. OPERATING LEASES

Operating leases arise from the leasing of the Company’s commercial and residential real estate investment property. Initial lease terms generally range from 12 to 60 months. Depreciation expense for assets subject to operating leases is taken into account primarily on the straight-line method over a period of twenty years in amounts necessary to reduce the carrying amount of the asset to its estimated residual value. Depreciation expenses relating to the property held as investments in operating leases was $109 for both fiscal years 2015 and 2014.

Future minimum rental income in China to be received from fiscal year 2016 to fiscal year 2020 on non-cancellable operating leases is contractually due as follows as of June 30, 2015:

2016	$188
2017	165
2018	146
2019	6
2020	-
$505

Future minimum rental income in China to be received from fiscal year 2015 to fiscal year 2019 on non-cancellable operating leases is contractually due as follows as of June 30, 2014:

2015	$115
2016	126
2017	136
2018	145
2019	6
$528

21. OTHER INCOME, NET

Other income, net consisted of the following:

	For the Year Ended June 30,
	2015	2014
Investment income deemed interest income	$68	$202
Interest income	8	45
Other rental income	127	215
Exchange gain / (loss)	84	(25)
Allowance for doubtful deemed loan receivables	-	(325)
Allowance for doubtful deemed interest receivables	(68)	(80)
Other miscellaneous income	144	131
Total	$363	$163

Other income included investment income which was deemed to be interest income since the investment was deemed and classified as a loan receivables based on ASC Topic 310-10-25 Receivables amounted to $68 for fiscal year 2015, as compared to $202 for fiscal year 2014. Other income included $68 allowance for doubtful interest receivables in fiscal year 2015, as compared to $80 in the last fiscal year.

22. INCOME TAXES

On a consolidated basis, the Company’s net income tax provisions (benefits) were as follows:
	For the Year Ended June 30,
	2015	2014
Current:
Federal	$-	$-
State	2	5
Foreign	439	(175)
	$441	$(170)
Deferred:
Federal	$-	$-
State	-	-
Foreign	66	(174)
	66	(174)
Total provisions	$507	$(344)

The reconciliation between the U.S. federal tax rate and the effective income tax rate was as follows:

	For the Year Ended June 30,
	2015	2014
Statutory federal tax rate	(34.00)%	(34.00)%
State taxes, net of federal benefit	(6.00)	(6.00)
Foreign tax related to profits making subsidiaries	4.69	(400.00)
NOL Expiration	(0.24)	5.00
Other	(0.27)	5.00
Changes in valuation allowance	(2.71)	95.00
Effective rate	(38.53)%	(335.00)%

At June 30, 2015, the Company had net operating loss carry-forward of approximately $353 and $658 for federal and state tax purposes, respectively, expiring through 2024. The Company also had tax credit carry-forward of approximately $834 for federal income tax purposes expiring through 2033. Management of the Company is uncertain whether it is more likely than not that these future benefits will be realized. Accordingly, a full valuation allowance has been established.

The components of deferred income tax assets (liabilities) were as follows:

	For the Year Ended June 30,
	2015	2014
Deferred tax assets:
Net operating losses and credits	$1,645	$1,572
Inventory valuation	99	99
Depreciation	-	-
Provision for bad debts	144	788
Accrued vacation	32	15
Capital loss	66	78
Accrued expenses	1,338	217
Investment in subsidiaries	169	182
Deferred Income	-	201
Other	23	112
Total deferred tax assets	$3,516	$3,264

Deferred tax liabilities:
Accrued expenses	(56)	(10)
Depreciation	(277)	(192)
Other	-	-
Total deferred income tax liabilities	$(333)	$(202)
Subtotal	3,183	3,062
Valuation allowance	(3,063)	(2,876)
Net deferred tax assets	$120	$186

Presented as follows in the balance sheets:
Deferred tax assets	453	388
Deferred tax liabilities	(333)	(202)
Net deferred tax assets / (liability)	$120	$186

The valuation allowance was increased by $187 and increased by $1,869 in fiscal year years 2015 and 2014, respectively.

For U.S. income tax purposes no provision has been made for U.S. taxes on undistributed earnings amounting to $617 and $1,152 as at June 30, 2015 and 2014, respectively, of overseas subsidiaries with which the Company intends to continue to reinvest. It is not practicable to estimate the amount of additional tax that might be payable on the foreign earnings if they were remitted as dividends or lent to the Company, or if the Company should sell its stock in the subsidiary.  However, the Company believes that the existing U.S. foreign tax credits and net operating losses available would substantially eliminate any additional tax effects.

23. ADOPTION OF ASC TOPIC 740

The Company adopted ASC Topic 740, Accounting for Income Taxes - Interpretation of Topic 740.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at July 1, 2013	$(250)
Additions based on current year tax positions	-
Additions for prior year(s) tax positions	-
Reductions for prior year(s) tax positions	-
Settlements	-
Expiration of statute of limitations	-
Balance at June 30, 2014	$(250)
Additions based on current year tax positions	-
Additions for prior year(s) tax positions	-
Reductions for prior year(s) tax positions	-
Settlements	-
Expiration of statute of limitations	-
Balance at June 30, 2015	$(250)

The Company accrues penalties and interest on unrecognized tax benefits as a component of penalties and interest expense, respectively. The Company has not accrued any penalties or interest expense relating to the unrecognized benefits at June 30, 2015 and June 30, 2014.

The major tax jurisdictions in which the Company files income tax returns are the United States of America, Singapore, Malaysia, China, Thailand and Indonesia. The statute of limitations, in general, is open for years 2004 to 2014 for tax authorities in those jurisdictions to audit or examine income tax returns.  The Company is under annual review by the governments of Singapore, Malaysia, China, Thailand and Indonesia. However, the Company is not currently under tax examination in any other jurisdiction.

24.      DISCONTINUED OPERATION AND CORRESPONDING RESTRUCTURING PLAN

The Company’s Indonesia operation and the Indonesia operation’s immediate holding company, which comprise the fabrication services segment, suffered continued operating losses in the past four fiscal years, and the cash flow was minimal for the past five years.  The Company established a restructuring plan to close the fabrication services operation, and in accordance with ASC Topic 205, Presentation of Financial Statement Discontinued Operations (“ASC Topic 205”), the Company presented the operation results from fabrication services as a discontinued operation as the Company believed that no continued cash flow would be generated by the discontinued component and that the Company would have no significant continuing involvement in the operations of the discontinued component.

In accordance with the restructuring plan, the Company’s Indonesia operation is negotiating with its suppliers to settle the outstanding balance of accounts payable of $58 and has no collection for accounts receivable. The Company’s fabrication operation in Batam, Indonesia is in the process of commencing winding up the operations. The Company anticipates that it may incur costs and expenses when the winding up of the subsidiary in Indonesia takes place.

In January 2010, the Company established a restructuring plan to close the Testing operation in Shanghai, China.  Based on the restructuring plan and in accordance with ASC Topic 205, the Company presented the operation results from Shanghai as a discontinued operation as the Company believed that no continued cash flow would be generated by the discontinued component (Shanghai subsidiary) and that the Company would have no significant continuing involvement in the operations of the discontinued component. The Shanghai operation has an outstanding balance of accounts payable of $38 and is collecting the accounts receivable of $2.

The discontinued operations in Shanghai and in Indonesia incurred general and administrative expenses of $22 and $13 for the year ended June 30, 2015 and 2014. The Company anticipates that it may incur additional costs and expenses at the time of the winding up of the business of the subsidiary through which the Shanghai, China facility operated.

Income / (Loss) from discontinued operations was as follows:

	For the Year Ended June 30,
	2015	2014
Revenue	$-	$(16)
Cost of sales	-	1
Gross loss	-	(17)
Operating expenses
General and administrative	22	13
Selling	-	-
Impairment	-	-
Total	22	13
Loss from discontinued operation	(22)	(30)
Other income / (charges)	28	(11)
Net income / (loss) from discontinued operation	$6	$(41)

The Company does not provide a separate cash flow statement for the discontinued operation, as the impact of this discontinued operation is immaterial.

25. EARNINGS PER SHARE

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

Options to purchase 430,000 shares of Common Stock at exercise prices ranging from $3.10 to $4.35 per share were outstanding as of June 30, 2015. All the outstanding options were excluded in the computation of diluted EPS for fiscal year 2015 since they were anti-dilutive.

Options to purchase 445,000 shares of Common Stock at exercise prices ranging from $2.07 to $4.35 per share were outstanding as of June 30, 2014.

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted EPS for the years presented herein:

	For the Year Ended June 30,
	2015	2014

Income attributable to Trio-Tech International common shareholders from continuing operations, net of tax	$517	$81
Income / (loss) attributable to Trio-Tech International common shareholders from discontinued operations, net of tax	$4	$(24)
Net income attributable to Trio-Tech International common shareholders	$521	$57

Basic and diluted earnings per share from continuing operations attributable to Trio-Tech International	$0.15	$0.02

Basic and diluted loss per share from discontinued operations attributable to Trio-Tech International	$-	$(0.01)
Basic and diluted earnings per share from net income attributable to Trio-Tech International	$0.15	$0.01

Weighted average number of common shares outstanding - basic	3,513	3,513

Dilutive effect of stock options	16	36
Number of shares used to compute earnings per share - diluted	3,529	3,549

26. STOCK OPTIONS

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

Assumptions

The fair value for the options granted were estimated using the Black-Scholes option pricing model with the following weighted average assumptions, assuming no expected dividends:

	For the Year Ended June 30,
	2015	2014

Expected volatility	71.44% to 104.94%	70.01% to 104.94%
Risk-free interest rate	0.30% to 0.78%	0.30% to 0.78%
Expected life (years)	2.50	2.50 to 3.25

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

The Company did not grant any stock options pursuant to the 2007 Employee Plan and no stock options were exercised during the twelve month period ended June 30, 2015. There were no cash proceeds from exercise of stock options during fiscal year 2015. The Company recognized stock-based compensation expenses of $23 in fiscal year ended June 30, 2015 under the 2007 Employee Plan. The balance of unamortized stock-based compensation of $4 based on fair value on the grant date related to options granted under the 2007 Employee Plan is to be recognized over a period of three years. The weighted-average grant date fair-value and weighted-average remaining contractual term for non-vested options were $1.69 and 1.45 years, respectively.

During the twelve months ended June 30, 2014, the Company granted stock options covering 15,000 and 35,000 shares of Common Stock, respectively, to certain employees pursuant to the 2007 Employee Plan. The exercise price of these stock options was equal to the fair value of the Company’s Common Stock (as defined under the 2007 Employee Plan in conformity with Regulation 409A of the Internal Revenue Code of 1986, as amended) on the dates of grant, September 17, 2013 and December 9, 2013, respectively.  The stock options covering 15,000 shares vested as of the grant date, while the stock options covering 35,000 shares vest over the period as follows: 25% vesting on the grant date and the remaining balance vesting in equal installments on the next three succeeding anniversaries of the grant date. The fair values as of June 30, 2014 of the options to purchase 15,000 and 35,000 shares of the Company’s Common Stock were approximately $54 and $109, respectively, based on the fair values of $3.62 and $3.10 per share, respectively, determined by using the Black Scholes option pricing model.

Stock options to purchase 126,500 shares of its Common Stock were exercised during the year ended June 30, 2014. The total proceeds received were $239. The Company recognized stock-based compensation expenses of $41 in fiscal year ended June 30, 2014 under the 2007 Employee Plan. The balance of unamortized stock-based compensation of $43 based on fair value on the grant date related to options granted under the 2007 Employee Plan is to be recognized over a period of three years. The weighted-average grant date fair-value and weighted-average remaining contractual term for non-vested options were $1.69 and 2.45 years, respectively.

As of June 30, 2015, there were vested employee stock options covering a total of 112,500 shares of Common Stock. The weighted-average exercise price was $4.06 and the weighted average contractual term was 1.28 years. The total fair value of vested employee stock options was $457 and remains outstanding as of June 30, 2015.

As of June 30, 2014, there were vested employee stock options covering a total of 103,750 shares of Common Stock. The weighted-average exercise price was $4.14 and the weighted average contractual term was 2.10 years. The total fair value of vested employee stock options was $429 and remains outstanding as of June 30, 2014.

A summary of option activities under the 2007 Employee Plan during the twelve-month period ended June 30, 2015 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 1, 2014	130,000	$3.93	2.57	$13
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at June 30, 2015	130,000	$3.93	1.57	$-
Exercisable at June 30, 2015	112,500	$4.06	1.28	$-

A summary of option activities under the 2007 Employee Plan during the twelve month period ended June 30, 2014 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 1, 2013	263,500	$3.06	1.57	$-
Granted	50,000	3.26	-	-
Exercised	(126,500)	(1.89)	-	-
Forfeited or expired	(57,000)	(3.81)	-	-
Outstanding at June 30, 2014	130,000	$3.93	2.57	$13
Exercisable at June 30, 2014	103,750	$4.14	2.10	$3

The aggregate intrinsic value of the 126,500 shares of common stock upon exercise of options was $175.

A summary of the status of the Company’s non-vested employee stock options during the twelve months ended June 30, 2015 is presented below:

		Weighted Average Grant-Date
	Options	Fair Value
Non-vested at July 1, 2014	26,250	$1.69
Granted	-	-
Vested	8,750	-
Forfeited	-	-
Non-vested at June 30, 2015	17,500	$1.69

A summary of the status of the Company’s non-vested employee stock options during the twelve months ended June 30, 2014 is presented below:

		Weighted Average Grant-Date
	Options	Fair Value
Non-vested at July 1, 2013	20,375	$3.26
Granted	50,000	1.65
Vested	(44,125)	(2.33)
Forfeited	-	-
Non-vested at June 30, 2014	26,250	$1.69

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

During the twelve months ended June 30, 2015, the Company granted options to purchase 50,000 shares of its Common Stock to our directors pursuant to the 2007 Directors Plan with an exercise price equal to the fair market value of our Common Stock (as defined under the 2007 Directors Plan in conformity with Regulation 409A or the Internal Revenue Code of 1986, as amended) on October 21, 2014, the date of grant thereof. The fair value of the options granted to purchase 50,000 shares of the Company's Common Stock was $191 based on the grant date fair value of $3.81 per share determined by the Black Scholes option pricing model.

There were no stock options exercised during the twelve-month period ended June 30, 2015, hence there were no proceeds from exercise of stock options during fiscal year 2015. The Company recognized stock-based compensation expenses of $106 in the twelve-month period ended June 30, 2015 under the 2007 Directors Plan.

Stock options to purchase 65,000 shares of its Common Stock were exercised during the twelve-month period ended June 30, 2014. The total proceeds received were $112. The Company recognized stock-based compensation expenses of $216 in the twelve-month period ended June 30, 2014 under the 2007 Directors Plan.

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

As of June 30, 2015, there were vested director stock options covering a total of 365,000 shares of Common Stock. The weighted-average exercise price was $3.65 and the weighted average remaining contractual term was 1.99 years. The total fair value of vested directors' stock options as of June 30, 2015 was $24. All of our director stock options vest immediately at the date of grant. There were no unvested director stock options as of June 30, 2015.

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

A summary of option activities under the 2007 Directors Plan during the twelve months ended June 30, 2015 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2014	315,000	$3.62	2.63	$24
Granted	50,000	3.81	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at June 30, 2015	365,000	$3.65	1.99	$53
Exercisable at June 30, 2015	365,000	$3.65	1.99	$53

A summary of option activities under the 2007 Directors Plan during the twelve months ended June 30, 2014 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2013	350,000	$3.53	1.96	$80
Granted	100,000	3.41	4.31	-
Exercised	(65,000)	1.72	-	98
Forfeited or expired	(70,000)	(4.81)	-	-
Outstanding at June 30, 2014	315,000	$3.62	2.63	$24
Exercisable at June 30, 2014	315,000	$3.62	2.63	$24

27. NON-CONTROLLING INTEREST

In accordance with the provisions of ASC Topic 810, the Company has classified the non-controlling interest as a component of stockholders’ equity in the accompanying consolidated balance sheets. Additionally, the Company has presented the net income attributable to the Company and the non-controlling ownership interests separately in the accompanying consolidated financial statements.

Non-controlling interest represents the minority stockholders’ share of 45% of the equity of Trio-Tech Malaysia Sdn. Bhd., 45% interest in SHI International Pte. Ltd., and 24% interest in Prestal Enterprise Sdn. Bhd., which are subsidiaries of the Company.

The table below reflects a reconciliation of the equity attributable to non-controlling interest:

	For the Year Ended June 30,
	2015	2014
Beginning balance	$1,732	$1,971
Net income	303	144
Dividend declared by a subsidiary	-	(313)
Translation adjustment	(299)	(70)
Ending balance	$1,736	$1,732

28. RELATED PARTY TRANSACTION

There was no related party transaction in fiscal year 2015 and 2014.

29. SUBSEQUENT EVENTS

On July 1, 2015, Trio-Tech Malaysia entered into a Fixed Rate Industrial Hire Purchase - Sale and Hire-back Facility with CIMB Factor lease Berhad amounting to RM 1,650 with a hire period of 5 years. This facility will be used for the financing of machinery, equipment and other equipment related to the business. As of the date of this report, the facility has utilized RM 792 or approximately $209 and hence there will be a financial impact on the consolidated balance sheet.