Form 10-Q
period 2015-09-30
TRIO-TECH INTERNATIONAL
filed 2015-11-16
CIK 732026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

As of November 9, 2015, there were 3,513,055 shares of the issuer’s Common Stock, no par value, outstanding.

TRIO-TECH INTERNATIONAL
INDEX TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION, OTHER INFORMATION AND SIGNATURE

		Page
Part I.	Financial Information

Item 1.	Financial Statements
	(a) Condensed Consolidated Balance Sheets as of September 30, 2015 (Unaudited) and June 30, 2015	1
	(b) Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months Ended September 30, 2015 (Unaudited) and September 2014 (Unaudited)	2
	(c) Condensed Consolidated Statements of Shareholders Equity for the Three Months Ended September 30, 2015 (Unaudited) and the Year Ended June 30, 2015	4
	(d) Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2015 (Unaudited) and September 30, 2014 (Unaudited)	5
	(e) Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	41
Item 4.	Controls and Procedures	41

Part II.	Other Information

Item 1.	Legal Proceedings	42
Item 1A.	Risk Factors	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3.	Defaults upon Senior Securities	42
Item 4.	Mine Safety Disclosures	42
Item 5.	Other Information	42
Item 6.	Exhibits	42

Signatures		43

i

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

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	September 30, 2015	June 30, 2015
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$4,001	$3,711
Short-term deposits	92	101
Trade accounts receivable, less allowance for doubtful accounts of $303 and $313	7,644	7,875
Other receivables	351	389
Loans receivable from property development projects – short term	-	-
Inventories, less provision for obsolete inventory of $685 and $764	1,201	1,141
Prepaid expenses and other current assets	287	244
Assets held for sale	83	98
Total current assets	13,659	13,559
NON-CURRENT ASSETS:
Deferred tax asset	433	453
Investments	-	-
Investment properties, net	1,478	1,540
Property, plant and equipment, net	11,188	12,522
Loans receivable from property development projects – long term	-	-
Other assets	1,753	1,823
Restricted term deposits	1,969	2,140
Total non-current assets	16,821	18,478
TOTAL ASSETS	$30,480	$32,037

LIABILITIES
CURRENT LIABILITIES:
Lines of credit	$1,905	$1,578
Accounts payable	2,980	2,770
Accrued expenses	2,660	3,084
Income taxes payable	250	296
Current portion of bank loans payable	310	346
Current portion of capital leases	169	197
Total current liabilities	8,274	8,271
NON-CURRENT LIABILITIES:
Bank loans payable, net of current portion	1,810	2,198
Capital leases, net of current portion	394	475
Deferred tax liabilities	292	333
Other non-current liabilities	32	38
Total non-current liabilities	2,528	3,044
TOTAL LIABILITIES	$10,802	$11,315
COMMITMENT AND CONTINGENCIES	-	-

EQUITY
TRIO-TECH INTERNATIONAL’S SHAREHOLDERS' EQUITY:
Common stock, no par value, 15,000,000 shares authorized; 3,513,055 shares issued and outstanding as at September 30, 2015, and June 30, 2015	$10,882	$10,882
Paid-in capital	3,091	3,087
Accumulated retained earnings	2,505	2,246
Accumulated other comprehensive gain-translation adjustments	1,716	2,771
Total Trio-Tech International shareholders' equity	18,194	18,986
Non-controlling interest	1,484	1,736
TOTAL EQUITY	$19,678	$20,722
TOTAL LIABILITIES AND EQUITY	$30,480	$32,037

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME / (LOSS)
UNAUDITED (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

	Three Months Ended
	Sept. 30,	Sept. 30,
	2015	2014
Revenue
Manufacturing	$3,140	$3,047
Testing services	3,783	4,618
Distribution	975	385
Others	32	43
	7,930	8,093
Cost of Sales
Cost of manufactured products sold	2,109	2,873
Cost of testing services rendered	2,758	3,049
Cost of distribution	853	340
Others	32	34
	5,752	6,296

Gross Margin	2,178	1,797

Operating Expenses:
General and administrative	1,662	1,738
Selling	171	131
Research and development	46	47
Impairment loss of property, plant and equipment	-	15
Total operating expenses	1,879	1,931

Income / (Loss) from Operations	299	(134)

Other Income / (Expenses)
Interest expenses	(53)	(64)
Other income, net	208	46
Total other income / (expenses)	155	(18)

Income / (Loss) from Continuing Operations before Income Taxes	454	(152)

Income Tax (Expenses) / Benefits	(67)	46

Income / (loss) from continuing operations before non-controlling interest, net of tax	387	(106)

Other Operating Activities
Equity in earnings of unconsolidated joint venture, net of tax	-	-

Discontinued Operations (Note 18)
(Loss) / income from discontinued operations, net of tax	(10)	26
NET INCOME / (LOSS)	377	(80)

Less: net income attributable to the non-controlling interest	118	56
Net Income / (Loss) Attributable to Trio-Tech International Common Shareholder	$259	$(136)

Amounts Attributable to Trio-Tech International Common Shareholders:
Income / (loss) from continuing operations, net of tax	264	(150)
(Loss) / income from discontinued operations, net of tax	(5)	14
Net Income/ (Loss) Attributable to Trio-Tech International Common Shareholders	$259	$(136)

Basic and Diluted Earnings / (Loss) per Share:
Basic and diluted earnings / (loss) per share from continuing operations attributable to Trio-Tech International	$0.08	$(0.04)
Basic and diluted earnings per share from discontinued operations attributable to Trio-Tech International	$-	$-
Basic and Diluted Earnings / (Loss) per Share from Net Income / (Loss)
Attributable to Trio-Tech International	$0.08	$(0.04)

Weighted average number of common shares outstanding
Basic	3,513	3,513
Dilutive effect of stock options	8	-
Number of shares used to compute earnings per share diluted	3,521	3,513

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

	Three Months Ended
	Sept. 30,	Sept. 30,
	2015	2014
Comprehensive Income / (Loss) Attributable to Trio-Tech International Common Shareholders:

Net income / (loss)	377	(80)
Foreign currency translation, net of tax	(1,425)	160
Comprehensive (Loss) / Income	(1,048)	80
Less: comprehensive (loss) / income attributable to the non-controlling interests	(252)	113
Comprehensive Loss Attributable to Trio-Tech International Common Shareholders	$(796)	(33)

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(IN THOUSANDS)

	Common Stock		Additional Paid-in	Accumulated Retained	Accumulated Other Comprehensive	Non- Controlling
	Shares	Amount	Capital	Earnings	Income	Interest	Total
		$	$	$	$	$	$
Balance at June 30, 2014	3,513	10,882	2,972	1,725	3,522	1,732	20,833
Stock option expenses	-	-	106	-	-	-	106
Net income	-	-	-	521	-	303	824
Translation adjustment	-	-	-	-	(751)	(299)	(1,050)
Contribution to capital – payable to forgiveness	-	-	9	-	-	-	9
Stock options exercised	-	-	-	-	-	-	-
Balance at June 30, 2015	3,513	10,882	3,087	2,246	2,771	1,736	20,722
Stock option expenses	-	-	4	-	-	-	4
Net income	-	-	-	259	-	118	377
Translation adjustment	-	-	-	-	(1,055)	(370)	(1,425)
Balance at Sept. 30, 2015	3,513	10,882	3,091	2,505	1,716	1,484	19,678

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (IN THOUSANDS)

	Three Months Ended
	Sept. 30,	Sept. 30,
	2015	2014
	(Unaudited)	(Unaudited)
Cash Flow from Operating Activities
Net income / (loss)	$377	$(80)
Adjustments to reconcile net income / (loss) to net cash flow provided by operating activities
Depreciation and amortization	484	623
Stock compensation	4	9
Inventory (reversal) / provision	(51)	8
Bad debt provision / (reversal)	-	55
Accrued interest expense, net accrued interest income	33	24
Impairment loss of property, plant and equipment	-	15
Write-off of property, plant and equipment	2	-
Warranty (recovery) / expense, net	(3)	6
Deferred tax benefit	(5)	(77)
Changes in operating assets and liabilities, net of acquisition effects
Trade accounts receivable	(75)	728
Other receivables	11	(102)
Other assets	18	(42)
Inventories	(52)	(413)
Prepaid expenses and other current assets	(62)	(55)
Accounts payable and accrued expenses	49	(234)
Income taxes payable	(39)	1
Other non-current liabilities	(3)	-
Net Cash Provided by Operating Activities	688	466

Cash Flow from Investing Activities
Proceeds from maturing of restricted term deposits and short-term deposits	38	-
Additions to property, plant and equipment	(254)	(467)
Proceeds from disposal of plant, property and equipment	19	-
Net Cash Used in Investing Activities	(197)	(467)

Cash Flow from Financing Activities
Proceeds from/ (repayment on) lines of credit	440	(689)
Repayment of bank loans and capital leases	(169)	(261)
Net Cash Used in Financing Activities	271	(950)

Effect of Changes in Exchange Rate	(472)	(171)

NET INCREASE / (DECREASE) IN CASH	290	(781)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,711	2,938
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,001	$2,157

Supplementary Information of Cash Flows
Cash paid during the period for:
Interest	$53	$66
Income taxes	$91	$18

Non-Cash Transactions
Capital lease of property, plant and equipment	$-	$-

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT EARNINGS PER SHARE AND NUMBER OF SHARES)

1. ORGANIZATION AND BASIS OF PRESENTATION

Trio-Tech International (“the Company” or “TTI” hereafter) was incorporated in fiscal year 1958 under the laws of the State of California.  TTI provides third-party semiconductor testing and burn-in services primarily through its laboratories in Southeast Asia. In addition, TTI operates testing facilities in the United States.  The Company also designs, develops, manufactures and markets a broad range of equipment and systems used in the manufacturing and testing of semiconductor devices and electronic components. In the first quarter of fiscal year 2016, TTI conducted business in four business segments: Manufacturing, Testing Services, Distribution and Real Estate. TTI has subsidiaries in the U.S., Singapore, Malaysia, Thailand and China as follows:

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
  * 100% owned by Trio-Tech International Pte. Ltd.

The accompanying un-audited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  All significant inter-company accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements are presented in U.S. dollars.  The accompanying condensed consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.  Operating results for the three months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2016.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the fiscal year ended June 30, 2015.

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

FASB amended ASU 2015-07 ASC Topic 820: Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent), which removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The amendments in ASU 2015-07 are effective for public business entities for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. A reporting entity should apply the amendments retrospectively to all periods presented. While early adoption is permitted, the Company has not elected to early adopt. The adoption of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

The amendments in ASU 2015-06 ASC Topic 260: Effects on Historical Earnings Per Unit of Master Limited Partnership Dropdown Transactions (“ASC Topic 260”) specify that for purposes of calculating historical earnings per unit under the two-class method, the earnings or (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner. The amendments in ASU 2015-06 are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. While early adoption is permitted, the Company has not elected to early adopt. The amendments should be applied retrospectively for all financial statements presented. The adoption of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

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

The amendments in ASU 2015-01 eliminate from U.S. GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement - Extraordinary and Unusual Items, (“ASC Topic 225”) requires that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item.  The amendments in ASU 2015-01 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company has not elected to early adopt. The adoption of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

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

Other new pronouncements issued but not yet effective until September 30, 2015 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

3.   ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable consists of customer obligations due under normal trade terms. Although management generally does not require collateral, letters of credit may be required from the customers in certain circumstances. Management periodically performs credit evaluations of customers’ financial conditions.

Senior management reviews accounts receivable on a periodical basis to determine if any receivables will potentially be uncollectible. Management includes any accounts receivable balances that are determined to be uncollectible in the allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  Based on the information available, management believed the allowance for doubtful accounts as of September 30, 2015 and June 30, 2015 was adequate.

The following table represents the changes in the allowance for doubtful accounts:

	Sept. 30, 2015 (Unaudited)	June 30, 2015
Beginning	$313	$438
Additions charged to expenses	-	84
Recovered / write-off	-	(180)
Currency translation effect	(10)	(29)
Ending	$303	$313

4.   LOANS RECEIVABLE FROM PROPERTY DEVELOPMENT PROJECTS

The following table presents TTCQ’s loan receivable from property development projects in China as of September 30, 2015. The exchange rate is based on the date published by the Monetary Authority of Singapore as of March 31, 2015, since the net loan receivable was “nil” as at September 30, 2015.

	Loan Expiry Date	Loan Amount (RMB)	Loan Amount (U.S. Dollars)
Short-term loan receivables
JiangHuai (Project – Yu Jin Jiang An)	May 31,2013	2,000	325
Less: allowance for impairment		(2,000)	(325)
Net loan receivables from property development projects		-	-

Long-term loan receivables
Jun Zhou Zhi Ye	Oct 31, 2016	5,000	814
Less: transfer – down-payment for purchase of investment properties		(5,000)	(814)
Net loan receivables from property development projects		-	-

The following table presents TTCQ’s loan receivable from property development projects in China as of June 30, 2015. The exchange rate is based on the date published by the Monetary Authority of Singapore as of March 31, 2015, since the net loan receivable was “nil” as at June 30, 2015.

	Loan Expiry Date	Loan Amount (RMB)	Loan Amount (U.S. Dollars)
Short-term loan receivables
JiangHuai (Project – Yu Jin Jiang An)	May 31,2013	2,000	325
Less: allowance for impairment		(2,000)	(325)
Net loan receivables from property development projects		-	-

Long-term loan receivables
Jun Zhou Zhi Ye	Oct 31, 2016	5,000	814
Less: transfer – down-payment for purchase of investment properties		(5,000)	(814)
Net loan receivables from property development projects		-	-

On November 1, 2010, TTCQ entered into a Memorandum Agreement with JiangHuai Property Development Co. Ltd. (“JiangHuai”) to invest in their property development projects (Project - Yu Jin Jiang An) located in Chongqing City, China. Due to the short-term nature of the investment, the amount was classified as a loan based on ASC Topic 310 Receivables (“ASC Topic 310”), amounting to RMB 2,000, or approximately $325. The loan was renewed, but expired on May 31, 2013. TTCQ is in the legal process of recovering the outstanding amount of $325. TTCQ did not generate other income from JiangHuai for the three months ended September, 2015 and the twelve months ended June 30, 2015. Based on TTI’s financial policy, an impairment of $325 on the investment in JiangHuai was provided for during the second quarter of fiscal 2014.

On November 1, 2010, TTCQ entered into another Memorandum Agreement with JiaSheng Property Development Co. Ltd. (“JiaSheng”) to invest in their property development projects (Project B-48 Phase 2) located in Chongqing City, China. Due to the short-term nature of the investment, the amount was classified as a loan based on ASC Topic 310, amounting to RMB 5,000, or approximately $814 based on the exchange rate as at March 31, 2015 published by the Monetary Authority of Singapore. The amount was unsecured and repayable at the end of the term. The loan was renewed in November 2011 for a period of one year, which expired on October 31, 2012 and was again renewed in November 2012 and expired in November 2013. On November 1, 2013 the loan was transferred by JiaSheng to, and is now payable by, Chong Qing Jun Zhou Zhi Ye Co. Ltd. (“Jun Zhou Zhi Ye”), and the transferred agreement expires on October 31, 2016. Hence the loan receivable was reclassified as a long-term receivable. The book value of the loan receivable approximates its fair value. TTCQ did not generate other income from this investment for the three months ended September 30, 2015. However, for the twelve months ended June 30, 2015, TTCQ recorded other income of RMB 417, or approximately $68. In fiscal year 2015, an allowance for doubtful deemed interest receivables from Jun Zhou Zhi Ye of $68 was made on the other income. In the second quarter of fiscal year 2015, the loan receivable was transferred to down payment for purchase of investment property that is being developed in the Singapore Themed Resort Project.

 5.  INVENTORIES

Inventories consisted of the following:

	Sept. 30, 2015 (Unaudited)	June 30, 2015

Raw materials	$974	$1,038
Work in progress	692	611
Finished goods	291	348
Less: provision for obsolete inventory	(685)	(764)
Currency translation effect	(71)	(92)
	$1,201	$1,141

 The following table represents the changes in provision for obsolete inventory:

	Sept. 30, 2015 (Unaudited)	June 30, 2015

Beginning	$764	$844
Additions charged to expenses	-	67
Usage - disposition	(51)	(103)
Currency translation effect	(28)	(44)
Ending	$685	$764

6. ASSETS HELD FOR SALE

During the fourth quarter of 2015, the operations in Malaysia planned to sell its factory building in Penang, Malaysia. In May 2015, Trio-Tech Malaysia (“TTM”) was approached by a potential buyer to purchase the factory building. Negotiation is still ongoing and is subject to approval by the Penang Development Corporation (“PDC”). In accordance to ASC Topic 360, the property was reclassified from investment property, which had a net book value of RM 371, or approximately $98, to assets held for sale since there was an intention to sell the factory building. As of September 30, 2015 the net book value was RM 369, or approximately $83. On September 14, 2015, application to sell the property was rejected by PDC. The rejection was based on the business activity of the purchaser not suitable to the industry that is being promoted on the said property. However management is actively looking for a suitable buyer.

7.  INVESTMENTS

Investments were nil as at September 30, 2015 and June 30, 2015.

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

“Investments” in the real estate segment was the cost of an investment in a joint venture in which we had a 10% interest. During the second quarter of fiscal year 2014, TTCQ disposed of its 10% interest in the joint venture. The joint venture had to raise funds for the development of the project. As a joint-venture partner, TTCQ was required to stand guarantee for the funds to be borrowed; considering the amount of borrowing, the risk involved was higher than the investment made and hence TTCQ decided to dispose of the 10% interest in the joint venture investment. On October 2, 2013, TTCQ entered into a share transfer agreement with Zhu Shu. Based on the agreement the purchase price was to be paid by (1) RMB 10,000 worth of commercial property in Chongqing China, or approximately $1,634 based on exchange rates published by the Monetary Authority of Singapore as of October 2, 2013, by non-monetary consideration and (2) the remaining RMB 8,000, or approximately $1,307 based on exchange rates published by the Monetary Authority of Singapore as of October 2, 2013, by cash consideration. The consideration consists of (1) commercial units measuring 668 square meters to be delivered in June 2016 and (2) sixteen quarterly equal installments of RMB 500 per quarter commencing from January 2014. Based on ASC Topic 845 Non-monetary Consideration, the Company deferred the recognition of the gain on disposal of the 10% interest in joint venture investment until such time that the consideration is paid, so that the gain can be ascertained. The recorded value of the disposed investment amounting to $783, based on exchange rates published by the Monetary Authority of Singapore as of June 30, 2014, is classified as “other assets” under non-current assets, because it is considered a down payment for the purchase of the commercial property in Chongqing. The first three installment amounts of RMB 500 each due in January 2014, April 2014 and July 2014 were all outstanding until the date of disposal of the investment in the joint venture. Out of the outstanding RMB 8,000, TTCQ had received RMB 100 during May 2014. However, the transferee, Jun Zhou Zhi Ye, has not registered the share transfer (10% interest in the joint venture) with the relevant authorities in China as of the date of this report.

On October 14, 2014, TTCQ and Jun Zhou Zhi Ye entered into a memorandum of understanding. Based on the memorandum of understanding, both parties have agreed to register a sales and purchase agreement upon Jun Zhou Zhi Ye obtaining the license to sell the commercial property (the Singapore Themed Resort Project) located in Chongqing, China. The proposed agreement is for the sale of shop lots with a total area of 1,484.55 square meters as consideration for all the outstanding amounts owed to TTCQ by Jun Zhou Zhi Ye as follows:

a)	Long term loan receivable RMB 5,000, or approximately $814, as disclosed in Note 4, plus the interest receivable on long term loan receivable of RMB 1,250;
b)	Commercial units measuring 668 square meters, as mentioned above; and
c)	RMB 5,900 for the part of the unrecognized cash consideration of RMB 8,000 relating to the disposal of the joint venture.

The shop lots are to be delivered to TTCQ upon completion of the construction of the shop lots in the Singapore Themed Resort Project, which is expected to be no later than December 31, 2016. However, should there be further delays in the project completion, based on the discussion with the developers it is estimated to be completed by June 30, 2017. The consideration does not include the remaining outstanding amount of RMB 2,000, or approximately $325, which will be paid in cash.

8.   INVESTMENT PROPERTIES

The following table presents the Company’s investment in properties in China and Malaysia as of September 30, 2015. The exchange rate is based on the exchange rate as of September 30, 2015 published by the Monetary Authority of Singapore.

	Investment Date	Investment Amount (RMB)	Investment Amount (U.S. Dollars)
Purchase of rental property – Property I - MaoYe	Jan 04, 2008	5,554	894
Purchase of rental property – Property II - JiangHuai	Jan 06, 2010	3,600	580
Purchase of rental property – Property III - Fu Li	Apr 08, 2010	4,025	648
Currency translation		-	(48)
Gross investment in rental property		13,179	2,074
Accumulated depreciation on rental property		(3,781)	(596)
Net investment in property – China		9,398	1,478

	Investment Date	Investment Amount (RM)	Investment Amount (U.S. Dollars)
Reclassification of rental property – Penang Property I	Dec 31, 2012	681	154
Gross investment in rental property		681	154
Accumulated depreciation on rental property		(312)	(71)
Reclassified as “Assets held for sale”	June 30, 2015	(369)	(83)
Net investment in property – Malaysia		-	-

The following table presents the Company’s investment in properties in China and Malaysia as of June 30, 2015. The exchange rate is based on the exchange rate as of June 30, 2015 published by the Monetary Authority of Singapore.

	Investment Date	Investment Amount (RMB)	Investment Amount (U.S. Dollars)
Purchase of rental property – Property I - MaoYe	Jan 04, 2008	5,554	894
Purchase of rental property – Property II - JiangHuai	Jan 06, 2010	3,600	580
Purchase of rental property – Property III - Fu Li	Apr 08, 2010	4,025	648
Currency translation		-	1
Gross investment in rental property		13,179	2,123
Accumulated depreciation on rental property		(3,619)	(583)
Net investment in property – China		9,560	1,540

	Investment Date	Investment Amount (RM)	Investment Amount (U.S. Dollars)
Reclassification of rental property – Penang Property I	Dec 31, 2012	681	181
Gross investment in rental property		681	181
Accumulated depreciation on rental property		(310)	(83)
Reclassified as “Assets held for sale”	June 30, 2015	(371)	(98)
Net investment in property – Malaysia		-	-

Rental Property I – Mao Ye

In fiscal 2008, TTCQ purchased an office in Chongqing, China from MaoYe Property Ltd. (“MaoYe”), for a total cash purchase price of RMB 5,554, or approximately $894 based on the exchange rate as of September 30, 2015 published by the Monetary Authority of Singapore. TTCQ rented this property to a third party on July 13, 2008. The term of the rental agreement was five years. The rental agreement was renewed on July 16, 2014 for a further period of five years. The rental agreement provides for a rent increase of 8% every year after July 15, 2015. The renewed agreement expires on July 15, 2018, however as at the date of this report, this rental agreement (1,104 square meters at a monthly rental of RMB 38,645) has been terminated. TTCQ has identified a new tenant and signed a new rental agreement (653 square meters at a monthly rental of RMB 38,520) on August 1, 2015. This rental agreement provides for a rent increase of 5% every year on January 31, commencing the year 2017 till the rental agreement expires on July 31, 2020.

Property purchased from MaoYe generated a rental income of $22 during the three months ended September 30, 2015 as compared to $29 for the same period in last fiscal year.

Rental Property II - JiangHuai

In fiscal year 2010, TTCQ purchased eight units of commercial property in Chongqing, China from Chongqing JiangHuai Real Estate Development Co. Ltd. (“JiangHuai”), for a total purchase price of RMB 3,600, or approximately $580 based on the exchange rate as of September 30, 2015 published by the Monetary Authority of Singapore. TTCQ rented all of these commercial units to a third party until the agreement expired in January 2012. TTCQ then rented three of the eight commercial units to another party during the fourth quarter of fiscal year 2013 under a rental agreement that expired on March 31, 2014. Currently all the units are vacant and TTCQ is working with the developer to find a suitable buyer to purchase all the commercial units. TTCQ has yet to receive the title deed for these properties; however TTCQ has the vacant possession with the exception of two units, which is in the process of clarification. TTCQ is in the legal process to obtain the title deed, which is dependent on JiangHuai completing the entire project. In August 2014, TTCQ performed a valuation on one of the commercial units and its market value was higher than the carrying amount. As of the date of this report, there was no other valuation performed.

Property purchased from JiangHuai did not generate any rental income during the three months ended September 30, 2015 or 2014.

Other Properties III – Fu Li

In fiscal 2010, TTCQ entered into a Memorandum Agreement with Chongqing FuLi Real Estate Development Co. Ltd. (“FuLi”) to purchase two commercial properties totaling 311.99 square meters (“office space”) located in Jiang Bei District Chongqing. Although TTCQ currently rents its office premises from a third party, it intends to use the office space as its office premises. The total purchase price committed and paid was RMB 4,025, or approximately $648 based on the exchange rate as of September 30, 2015 published by the Monetary Authority of Singapore. The development was completed and the property was handed over during April 2013 and the title deed was received during the third quarter of fiscal 2014.

The two commercial properties were leased to third parties under two separate rental agreements, one of which expired in April 2014 and the other expired in August 2014.

For the unit for which the agreement expired in April 2014, a new tenant was identified and a new agreement was executed, which expires on April 30, 2017. The new agreement carries an increase in rent by 20% in the first year, as compared to the expired rental agreement. Thereafter the rent increases by approximately 10% for the subsequent years until April 2017.

For the unit for which the agreement expired in August 2014, a new tenant was identified and a new agreement was executed, which expires on August 9, 2016. The new agreement carries an increase in rental of approximately 21% in the first year, as compared to the expired rental agreement. Thereafter the rent increases by approximately 6% for the subsequent years until August 2016. The tenant of this unit had defaulted on payment of the quarterly rental due in August 2015. In early October 2015, TTCQ had issued a legal letter to this tenant on the outstanding amounts and the tenant has not responded. As of the date of this report, this rental agreement (161 square meters at a monthly rental of RMB 16,081) has been terminated and a new rental agreement with a new tenant (161 square meters at a monthly rental of RMB 13,669) has been signed on October 21, 2015. This rental agreement provides for a rent increase of 6% every year on October 21, commencing from the year 2016 till the rental agreement expires on October 20, 2017.

Properties purchased from Fu Li were rented to a third party effective fourth quarter of fiscal year 2012 and generated a rental income of $10 for the three months ended September 30, 2015, and $14 for the same period in the last fiscal year.

Penang Property I

During the fourth quarter of 2015, the operations in Malaysia planned to sell its factory building in Penang, Malaysia. In May 2015, TTM was approached by a potential buyer to purchase the factory building. Negotiation is still ongoing and is subject to approval by the PDC. In accordance to ASC Topic 360, the property was reclassified from investment property, which had a net book value of RM 371, or approximately $98, to assets held for sale since there was an intention to sell the factory building. As of September 30, 2015 the net book value was RM 369, or approximately $83. On September 14, 2015, application to sell the property was rejected by PDC. The rejection was based on the business activity of the purchaser not suitable to the industry that is being promoted on the said property. However management is actively looking for a suitable buyer.

Summary

Total rental income for all investment properties in China was $32 for the three months ended September 30, 2015, and was $43 for the same period in the last fiscal year.

Depreciation expenses for all investment properties in China were $26 for the three months ended September 30, 2015 and $27 for same period in the last fiscal year.

9.   OTHER ASSETS

Other assets consisted of the following:

	Sept. 30, 2015 (Unaudited)	June 30, 2015
Down-payment for purchase of investment properties	$1,645	$1,645
Down-payment for purchase of property, plant and equipment	20	31
Deposits for rental and utilities	140	147
Currency translation effect	(52)	-
Total	$1,753	$1,823

 10. LINES OF CREDIT

Carrying value of the Company’s lines of credit approximates its fair value because the interest rates associated with the lines of credit are adjustable in accordance with market situations when the Company borrowed funds with similar terms and remaining maturities.

As of September 30, 2015, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with Facility	Type of Facility	Interest Rate	Expiration Date	Credit Limitation	Unused Credit
Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Ranging from 1.9% to 5.6%	-	$5,437	$3,533
Trio-Tech (Malaysia) Sdn. Bhd.	Lines of Credit	Ranging from 6.3% to 6.7%	-	$371	$371
Trio-Tech (Tianjin) Co., Ltd.	Lines of Credit	Ranging from 4.9% to 6.3%	-	$1,259	$1,259

As of June 30, 2015, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with Facility	Type of Facility	Interest Rate	Expiration Date	Credit Limitation	Unused Credit
Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Ranging from 1.9% to 5.6%	-	$7,422	$6,161
Trio-Tech (Malaysia) Sdn. Bhd.	Lines of Credit	Ranging from 6.3% to 6.7%	-	$396	$79
Trio-Tech (Tianjin) Co., Ltd.	Lines of Credit	Ranging from 4.9% to 6.3%	-	$1,289	$1,289

On April 10, 2015, Trio-Tech Tianjin signed an agreement with a bank for an Accounts Receivable Financing facility for RMB 8,000, or approximately $1,289, interest is charged at the bank’s lending rate plus a floating interest rate. The effective interest rate is 130% of the bank’s lending rate. The financing facility was set up to facilitate the growing testing operations in our Tianjin operations in China. The immediate holding company, Trio-Tech International Pte. Ltd., acted as the guarantor for this bank facility. The bank account for this facility was set up on August 24, 2015 and has not been put to use as of the date of these financial statements.

11.  ACCRUED EXPENSES

Accrued expenses consisted of the following:

	Sept. 30, 2015 (Unaudited)	June 30, 2015
Payroll and related costs	$1,257	$1,513
Commissions	66	52
Customer deposits	43	41
Legal and audit	261	244
Sales tax	103	131
Utilities	110	129
Warranty	100	109
Accrued purchase of materials and property, plant and equipment	241	430
Provision for re-instatement	410	422
Other accrued expenses	230	243
Currency translation effect	(161)	(230)
Total	$2,660	$3,084

12.   WARRANTY ACCRUAL

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

	Sept. 30, 2015 (Unaudited)	June 30, 2015
Beginning	$103	$60
Additions charged to cost and expenses	12	114
Utilization / reversal	(15)	(65)
Currency translation effect	(5)	(6)
Ending	$95	$103

13.   BANK LOANS PAYABLE

 Bank loans payable consisted of the following:

	Sept. 30, 2015 (Unaudited)	June 30, 2015
Note payable denominated in Malaysian ringgit to a commercial bank for expansion plans in Malaysia, maturing in August 2024, bearing interest at the bank’s prime rate (7.3% at September 30, 2015 and June 30, 2015) per annum, with monthly payments of principal plus interest through August 2024, collateralized by the acquired building with a carrying value of $2,667.	1,854	2,218

Note payable denominated in U.S. dollars to a financial institution for working capital plans in Singapore and its subsidiaries, maturing in December 2015, bearing interest at the bank’s prime rate plus 1.50% (4.1% to 6.9% at September 30, 2015 and June 30, 2015) with monthly payments of principal plus interest through December 2014. This note payable is secured by plant and equipment with a carrying value of $337.	266	326

Current portion	(310)	(346)
Long term portion of bank loans payable	$1,810	$2,198

Future minimum payments (excluding interest) as at September 30, 2015 were as follows:

2017	$310
2018	248
2019	158
2020	166
2021	175
Thereafter	1,063
Total obligations and commitments	$2,120

Future minimum payments (excluding interest) as at June 30, 2015 were as follows:

2016	$346
2017	322
2018	183
2019	193
2020	203
Thereafter	1,297
Total obligations and commitments	$2,544

14.   COMMITMENTS AND CONTINGENCIES

Trio-Tech (Tianjin) Co. Ltd. in China has capital commitments for the purchase of equipment and other related infrastructure costs amounting to RMB 155, or approximately $24, based on the exchange rate as on September 30, 2015 published by the Monetary Authority of Singapore as compared to nil capital commitments as at June 30, 2015.

Trio-Tech (Malaysia) Sdn. Bhd. has capital commitments for the purchase of equipment and other related infrastructure costs amounting to RM 6, or approximately $1, based on the exchange rate as at September 30, 2015 as compared to the capital commitment as at June 30, 2015 amounting to RM 33, or approximately $9 for the purchase of equipment and other related expenses.

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

15.   BUSINESS SEGMENTS

In fiscal year 2016, the Company operates in four segments; the testing service industry (which performs structural and electronic tests of semiconductor devices), the designing and manufacturing of equipment (which equipment tests the structural integrity of integrated circuits and other products), distribution of various products from other manufacturers in Singapore and Southeast Asia and the real estate segment in China.

The real estate segment did not record other income for the first quarter of fiscal 2016, as compared to other income of $51, for the first quarter of fiscal year 2015, based on the average exchange rate for the respective periods published by the Monetary Authority of Singapore. Due to the short-term nature of the investment, the amount was classified as a loan receivable based on ASC Topic 310-10-25 Receivables, hence the investment income was also classified under other income, which is not part of the below table.

The revenue allocated to individual countries was based on where the customers were located. The allocation of the cost of equipment, the current year investment in new equipment and depreciation expense have been made on the basis of the primary purpose for which the equipment was acquired.

All inter-segment revenue was from the manufacturing segment to the testing and distribution segments. Total inter-segment revenue was $115 for the three months ending September 30, 2015, as compared to $45 for the same period in the last fiscal year.  Corporate assets mainly consisted of cash and prepaid expenses. Corporate expenses mainly consisted of stock option expenses, salaries, insurance, professional expenses and directors' fees. Corporate expenses are allocated to the four segments. The following segment information table includes segment operating income or loss after including the corporate expenses allocated to the segments, which gets eliminated in the consolidation.

The following segment information is un-audited for the three months ended September 30, 2015 and September 30, 2014:

Business Segment Information:
	Three Months Ended Sept. 30,	Net Revenue	Operating Income / (Loss)	Total Assets	Depr. And Amort.	Capital Expenditures
Manufacturing	2015	$3,140	$242	$5,618	$54	$17
	2014	3,047	(618)	10,437	27	17

Testing Services	2015	3,783	78	20,495	403	237
	2014	4,618	576	18,471	569	444

Distribution	2015	975	19	749	-	-
	2014	385	(36)	494	-	6

Real Estate	2015	32	(24)	3,530	27	-
	2014	43	(48)	3,807	27	-

Fabrication	2015	-	-	26	-	-
Services *	2014	-	-	51	-	-

Corporate &	2015	-	(16)	62	-	-
Unallocated	2014	-	(8)	75	-	-

Total Company	2015	$7,930	$299	$30,480	$484	$254
	2014	$8,093	$(134)	$33,335	$623	$467

* Fabrication Services is a discontinued operation (Note 18).

16. OTHER INCOME

Other income consisted of the following:

	Three Months Ended September 30,
	2015	2014
Investment income deemed interest income	$-	51
Interest income	3	3
Other rental income	24	26
Exchange gain / (loss)	184	(10)
Allowance for doubtful deemed interest receivables	-	(51)
Other miscellaneous income	(3)	27
Total	$208	$46

Other income included nil and $51 from investment income which was deemed to be interest income since the investment was deemed and classified as a loan based on ASC Topic 310-10-25 Receivables, for the first quarter of fiscal year 2016 and fiscal year 2015, respectively. Allowance for doubtful deemed interest receivables were nil and $51, respectively, for the three months ended September 30, 2015 and 2014.

17.  INCOME TAX

The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of ASC Topic 740 Income Tax. The Company had an income tax expense of $67 for the three months ended September 30, 2015 as compared to an income tax benefit of $46 for the same period in the last fiscal year. The increase in income tax expenses was mainly due to the tax expenses in Tianjin operations in China, which were partially offset by the deferred tax for the timing differences recorded by the Singapore and Malaysia operations for the three months ended September 30, 2015 as compared to the same period in the last fiscal year. The income tax expenses include with-holding tax held by related companies that were not recoverable from inland revenue board in Singapore.

The Company accrues penalties and interest related to unrecognized tax benefits when necessary as a component of penalties and interest expenses, respectively.  The Company had not accrued any penalties or interest expenses relating to unrecognized benefits at September 30, 2015 and June 30, 2015.

The major tax jurisdictions in which the Company files income tax returns are the United States, China, Singapore, Malaysia and Thailand.  The statute of limitations, in general, is open for years 2004 to 2015 for tax authorities in those jurisdictions to audit or examine income tax returns.  The Company is under annual review by the government of Singapore.  However, the Company is not currently under tax examination in any other jurisdiction.

18.   DISCONTINUED OPERATION AND CORRESPONDING RESTRUCTURING PLAN

The Company’s Indonesia operation and the Indonesia operation’s immediate holding company, which comprise the fabrication services segment, suffered continued operating losses in the past six fiscal years, and the cash flow was minimal for the past six years.  The Company established a restructuring plan to close the fabrication services operation, and in accordance with ASC Topic 205-20, Presentation of Financial Statement Discontinued Operations (“ASC Topic 250-20”), the Company presented the operation results from fabrication services as a discontinued operation, as the Company believed that no continued cash flow would be generated by the discontinued component and that the Company would have no significant continuing involvement in the operations of the discontinued component. In accordance with the restructuring plan, the Company is negotiating with its suppliers to settle the outstanding balance of accounts payable of $60 and there is no accounts receivable since all the amounts due have been collected. The Company’s fabrication operation in Indonesia is in the process of winding down the operations.

In January 2010, the Company established a restructuring plan to close the Testing operation in Shanghai, China.  Based on the restructuring plan and in accordance with ASC Topic 205-20, the Company presented the operation results from Shanghai as a discontinued operation, as the Company believed that no continued cash flow would be generated by the discontinued component (Shanghai subsidiary) and that the Company would have no significant continuing involvement in the operations of the discontinued component. The Shanghai operation has no outstanding accounts payable and no accounts receivable.

The discontinued operations in Shanghai and in Indonesia did not incur general and administrative expenses for the three months ended September 30, 2015, and incurred general and administrative expenses and selling expenses of $4 for the same period in the last fiscal year. The Company anticipates that it may incur additional costs and expenses at the time of winding down the business of the subsidiary through which the facilities operated.

Loss / income from discontinued operations for the three months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,
	2015	2014
Revenue	$-	$-
Cost of sales	-	-
Gross margin	-	-
Operating expenses
General and administrative	-	-
Selling	-	-
Impairment loss of property, plant and equipment	-	-
Total	-	-
Income from discontinued operation	-	-
Other (charges) / income	(10)	26
Net (loss) / income from discontinued operation	(10)	26
Less: net (income) / loss attributable to the non-controlling interest	(5)	12
(Loss) / income from discontinued operation, net of tax	$(5)	14

The Company does not provide a separate cash flow statement for the discontinued operation, as the impact of this discontinued operation was immaterial.

19.   EARNINGS PER SHARE

The Company adopted ASC Topic 260, Earnings Per Share. Basic Earnings Per Share (“EPS”) is computed by dividing net income available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period.  Diluted EPS give effect to all dilutive potential common shares outstanding during a period.  In computing diluted EPS, the average price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options.

Stock options to purchase 495,000 of Common Stock at exercise prices ranging from $2.26 to $3.20 per share were outstanding as of September 30, 2015, and were excluded in the computation of diluted EPS because their effect would have been anti-dilutive.

Stock options to purchase 445,000 of Common Stock at exercise prices ranging from $2.07 to $4.35 per share were outstanding as of September 30, 2014.

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted EPS for the years presented herein:

	Three Months Ended September 30,
	2015	2014
	(Unaudited)	(Unaudited)
Income / (loss) attributable to Trio-Tech International common shareholders from continuing operations, net of tax	$264	$(150)
(Loss) / income attributable to Trio-Tech International common shareholders from discontinued operations, net of tax	(5)	14
Net income / (loss) attributable to Trio-Tech International common shareholders	$259	$(136)

Basic and diluted earnings / (loss) per share from continuing operations attributable to Trio-Tech International	0.08	(0.04)

Basic and diluted earnings per share from discontinued operations attributable to Trio-Tech International	-	-
Basic and diluted earnings / (loss) per share from net loss attributable to Trio-Tech International	$0.08	$(0.04)

Weighted average number of common shares outstanding - basic	3,513	3,513
Dilutive effect of stock options	8	-
Number of shares used to compute earnings per share – diluted	3,521	3,513

20.  STOCK OPTIONS

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

The Company did not grant any options pursuant to the 2007 Employee Plan during the three months ended September 30, 2015. There were no options exercised during the three months ended September 30, 2015. The Company recognized stock-based compensation expenses of $4 in the three months ended September 30, 2015 under the 2007 Employee Plan. There was no balance of unamortized stock-based compensation based on fair value on the grant date related to options granted under the 2007. No stock options were exercised during the three months ended September 30, 2015. The weighted-average remaining contractual term for non-vested options was 1.19years.

The Company did not grant any options pursuant to the 2007 Employee Plan during the three months ended September 30, 2014. There were no options exercised during the three months ended September 30, 2014. The Company recognized stock-based compensation expenses of $9 in the three months ended September 30, 2014 under the 2007 Employee Plan. The balance of unamortized stock-based compensation of $27 based on fair value on the grant date related to options granted under the 2007 Employee Plan is expected to be recognized over a period of two years. No stock options were exercised during the three months ended September 30, 2014. The weighted-average remaining contractual term for non-vested options was 2.19 years.

As of September 30, 2015, there were vested employee stock options covering a total of 112,500 shares of Common Stock. The weighted-average exercise price was $4.06 and the weighted average contractual term was 1.03 years. The total fair value of vested employee stock option was $457 and remains outstanding as of September 30, 2015.

As of September 30, 2014, there were vested employee stock options covering a total of 103,750 shares of Common Stock. The weighted-average exercise price was $4.14 and the weighted average contractual term was 1.85 years. The total fair value of vested employee stock option was $430 and remains outstanding as of September 30, 2014.

A summary of option activities under the 2007 Employee Plan during the three months ended September 30, 2015 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 1, 2015	130,000	$3.93	1.57	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2015	130,000	$3.93	1.32	$-
Exercisable at September 30, 2015	112,500	$4.06	1.03	$-

A summary of option activities under the 2007 Employee Plan during the three months ended September 30, 2014 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 1, 2014	130,000	$3.93	2.57	$13
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2014	130,000	$3.93	2.33	$31
Exercisable at September 30, 2014	103,750	$4.14	1.85	$10

A summary of the status of the Company’s non-vested employee stock options during the three months ended September 30, 2015 is presented below:

	Options	Weighted Average Grant-Date Fair Value
Non-vested at July 1, 2015	17,500	$1.69
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested at September 30, 2015	17,500	$1.69

A summary of the status of the Company’s non-vested employee stock options during the three months ended September 30, 2014 is presented below:

	Options	Weighted Average Grant-Date Fair Value
Non-vested at July 1, 2014	26,250	$1.69
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested at September 30, 2014	26,250	$1.69

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

During the first quarter of fiscal year 2016, the Company did not grant any options pursuant to the 2007 Directors Plan. There were no stock options exercised during the three month period ended September 30, 2015. The Company did not recognize any stock-based compensation expenses during the three months ended September 30, 2015.

During the first quarter of fiscal year 2015, the Company did not grant any options pursuant to the 2007 Directors Plan. There were no stock options exercised during the three month period ended September 30, 2014. The Company did not recognize any stock-based compensation expenses during the three months ended September 30, 2014.

As of September 30, 2015, there were vested stock options granted under the 2007 Directors Plan covering a total of 365,000 shares of Common Stock. The weighted-average exercise price was $3.64 and the weighted average remaining contractual term was 1.74 years. Both the aggregate intrinsic value of such stock options outstanding and the aggregate intrinsic value of such options exercisable as of September 30, 2015 were $13. As all of the stock options granted under the 2007 Directors Plan vest immediately at the date of grant, there were no unvested stock options granted under the 2007 Directors Plan as of September 30, 2015.

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

A summary of option activities under the 2007 Directors Plan during the three months ended September 30, 2015 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2015	365,000	$3.64	1.99	$53
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2015	365,000	$3.64	1.74	$13
Exercisable at September 30, 2015	365,000	$3.64	1.74	$13

A summary of option activities under the 2007 Directors Plan during the three months ended September 30, 2014 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2014	315,000	$3.62	2.63	$24
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2014	315,000	$3.62	2.37	$151
Exercisable at September 30, 2014	315,000	$3.62	2.37	$151

21.  FAIR VALUE OF FINANCIAL INSTRUMENTS APPROXIMATE CARRYING VALUE

In accordance with the ASC Topic 825, the following presents assets and liabilities measured and carried at fair value and classified by level of the following fair value measurement hierarchy in accordance to ASC Topic 820:

There were no transfers between Levels 1 and 2 during the three months ended September 30, 2015 and 2014.

Term deposits (Level 2) – The carrying amount approximates fair value because of the short maturity of these instruments.

Loans receivable from property development projects (Level 3) – The carrying amount approximates fair value because of the short-term nature.

Restricted term deposits (Level 2) – The carrying amount approximates fair value because of the short maturity of these instruments.

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

22.   SUBSEQUENT EVENT

On October 5, 2015, the Company granted options to purchase 50,000 shares of its Common Stock to directors pursuant to the 2007 Directors Plan with an exercise price equal to the fair market value of Common Stock (as defined under the 2007 Directors Plan in conformity with Regulation 409A or the Internal Revenue Code of 1986, as amended) at the date of grant. The fair value of the options granted to purchase 50,000 shares of the Company’s Common Stock was approximately $54 based on the fair value of $2.69 per share determined by the Black Scholes option pricing model.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Overview

The following should be read in conjunction with the condensed consolidated financial statements and notes in Item I above and with the audited consolidated financial statements and notes, the information under the headings “Risk Factors” and “Management’s discussion and analysis of financial condition and results of operations” in our Annual Report on Form 10-Q for the three months ended September 30, 2015.

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

TTI generated approximately 99.6% of its revenue from its three core business segments in the test and measurement industry, i.e. manufacturing of test equipment, testing services and distribution of test equipment during the three months ended September 30, 2015. To reduce our risks associated with sole industry focus and customer concentration, the Company expanded its business into the real estate investment and oil and gas equipment fabrication businesses in 2007 and 2009, respectively. The Company’s Indonesia operation and the Indonesia operation’s immediate holding company, which comprised the fabrication services segment, suffered continued operating losses since it commenced its operations, and the cash flow was minimal in the past years.  The Company established a restructuring plan to close the fabrication services operation, and in accordance with ASC Topic 205, Presentation of Financial Statement Discontinued Operations (“ASC Topic 205”), the Company presented the operation results from fabrication services as a discontinued operation. The Real Estate segment contributed only 0.4% to the total revenue and has been insignificant since the property market in China has slowed down due to control measures in China.

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

Real Estate

Beginning in 2007, TTI has invested in real estate property in Chongqing, China, which has generated investment income from the rental revenue from real estate we purchased in Chongqing, China, and investment returns from deemed loan receivables, which are classified as other income. The rental income is generated from the rental properties in MaoYe, JiangHuai and FuLi in Chongqing, China. In the second quarter of fiscal 2015, the investment in JiaSheng, which is deemed as loans receivable, was transferred to down payment for purchase of investment property in China. During the first three quarters of fiscal 2014, the investment, which is deemed as loans receivable, generated investment returns from the investments in JiaSheng and JiangHuai. Subsequently in the second quarter of fiscal 2014, a full provision was made for the investment in JiangHuai.

SUBSEQUENT EVENT

On October 5, 2015, the Company granted options to purchase 50,000 shares of its Common Stock to directors pursuant to the 2007 Directors Plan with an exercise price equal to the fair market value of Common Stock (as defined under the 2007 Directors Plan in conformity with Regulation 409A or the Internal Revenue Code of 1986, as amended) at the date of grant. The fair value of the options granted to purchase 50,000 shares of the Company’s Common Stock was approximately $54 based on the fair value of $2.69 per share determined by the Black Scholes option pricing model.

First Quarter Fiscal Year 2016 Highlights

•	Total revenue decreased by $163, or 2.0%, to $7,930 in the first quarter of fiscal year 2016, compared to $8,093 for the same period in fiscal year 2015.
•	Manufacturing segment revenue increased by $93, or 3.1%, to $3,140 for the first quarter of fiscal year 2016, compared to $3,047 for the same period in fiscal year 2015.
•	Testing segment revenue decreased by $835, or 18.1%, to $3,783 for the first quarter of fiscal year 2016, compared to $4,618 for the same period in fiscal year 2015.
•	Distribution segment revenue increased by $590, or 153.2%, to $975 for the first quarter of fiscal year 2016, compared to $385 for the same period in fiscal year 2015.
•	Real estate segment rental revenue decreased by $11, or 25.6%, to $32 for the first quarter of fiscal year 2016, compared to $43 for the same period in fiscal year 2015.
•	The overall gross profit margins increased by 5.3% to 27.5% for the first quarter of fiscal year 2016, from 22.2% for the same period in fiscal year 2015.
•	Income from operations was $299 the first quarter of fiscal year 2016, an improvement of $433, as compared to a loss from operations of $134 for the same period in fiscal year 2015.
•	General and administrative expenses decreased by $76, or 4.4%, to $1,662 for the first quarter of fiscal year 2016, from $1,738 for the same period in fiscal year 2015.
•	Selling expenses increased by $40, or 30.5%, to $171 for the first quarter of fiscal year 2016, from $131 for the same period in fiscal year 2015.
•	Other income increased by $162 to $208 in the first quarter of fiscal year 2016 compared to $46 in the same period in fiscal year 2015.
•	Tax expense for the first quarter of fiscal year 2016 was $67 compared to a tax benefit of $46 in the same period in fiscal year 2015.
•
During the first quarter of fiscal year 2016, income from continuing operations before non-controlling interest, net of tax was $387, as compared to a loss of $106 for the same period in fiscal year 2015.

•	During the first quarter of fiscal year 2016, loss from discontinuing operations net of tax was $10, as compared to an income of $26 for the same period in fiscal year 2015.
•	Net income attributable to non-controlling interest for the first quarter of fiscal year 2016 was $118, an increase of $62, as compared to $56 in the same period in fiscal year 2015.
•	Working capital increased by $97, or 1.8%, to $5,385 as of September 30, 2015 compared to $5,288 as of June 30, 2015.
•	Earnings per share for the first quarter of fiscal year 2016 were $0.08, as compared to a loss per share of $0.04 for the same period in fiscal year 2015.
•	Total assets decreased by $1,557 or 4.9% to $30,480 as of September 30, 2015 compared to $32,037 as of June 30, 2015.
•	Total liabilities decreased by $513 or 4.5% to $10,802 as of September 30, 2015 compared to $11,315 as of June 30, 2015.

Results of Operations and Business Outlook

The following table sets forth our revenue components for the three months ended September 30, 2015 and 2014, respectively.

Revenue Components	Three Months Ended September 30,
	2015	2014
Revenue:
Manufacturing	39.6%	37.6%
Testing Services	47.7	57.1
Distribution	12.3	4.8
Real Estate	0.4	0.5

Total	100.0%	100.0%

Revenue for the three months ended September 30, 2015 was $7,930, down from $8,093, a decrease of $163 when compared to the revenue for the same period of the prior fiscal year. As a percentage, revenue decreased by 2.0% for the three months ended September 30, 2015 when compared to revenue for the same period of the prior year.

For the three months ended September 30, 2015, the decrease in total revenue was primarily due to a decrease in revenue in the testing segment and real estate segment, which was partially offset by an increase in revenue from the manufacturing segment and distribution segment. Revenue from our testing operations decreased in Malaysia, Thailand and Singapore, which were partially offset with increased in our testing revenue in Tianjin and Suzhou, in China. Revenue from our manufacturing segment increased primarily in Singapore and United States operations and revenue from distribution segment increased in Singapore, Malaysia and Suzhou, China operations.

Total revenue into and within China, the Southeast Asia regions and other countries (except revenue into and within the United States) decreased by $426, or 5.3%, to $7,538 for the three months ended September 30, 2015, as compared with $7,964 for the same period of last fiscal year.  The decrease was mainly due to a decrease in the testing segment in Malaysia, Thailand and Singapore operations, which was partially offset by an increase in the manufacturing segment in our Singapore and United States operations and an increase in the distribution segment in our Singapore, Malaysia and Suzhou, China operations.

Total revenue into and within the United States was $392 for the three months ended September 30, 2015, an increase of $263 from $129 for the same period of the prior year. The increase in the three months result was mainly due to an increase in orders from existing and new customers in the first quarter of fiscal year 2016 as compared to the same period in fiscal year 2015.

Revenue within our four current segments for the three months ended September 30, 2015 is discussed below.

Manufacturing Segment

Revenue in the manufacturing segment as a percentage of total revenue was 39.6% for the three months ended September 30, 2015, an increase of 2.0% of total revenue when compared to 37.6% in the same period of the last fiscal year.  The absolute amount of revenue increased by $93 to $3,140 for the three months ended September 30, 2015, compared to $3,047 for the same period of the last fiscal year.

Revenue in the manufacturing segment for the three months ended September 30, 2015 increased primarily due to an increase in orders by a major customer in the Singapore operations, as compared to the same period of last fiscal year. The revenue in the manufacturing segment from this major customer accounted for 45.9% and 63.0% of our total revenue in the manufacturing segment for the three months ended September 30, 2015 and 2014, respectively.

The future revenue in our manufacturing segment will be significantly affected by the purchase and capital expenditure plans of this major customer if the customer base cannot be increased.

Testing Services Segment

Revenue in the testing segment as a percentage of total revenue was 47.7% for the three months ended September 30, 2015, a decrease of 9.4% of total revenue when compared to 57.1% for the same period of the last fiscal year.  The absolute amount of revenue decreased by $835 to $3,783 for the three months ended September 30, 2015, as compared to $4,618 for the same period of the last fiscal year.

Revenue in the testing segment for the three months ended September 30, 2015 decreased primarily due to a decrease in our Malaysia, Thailand and Singapore operations, but was partially offset by an increase in testing volume in our Tianjin and Suzhou, China operations. The decrease in Singapore, Malaysia and Thailand was caused by the reduction of orders from a major customer, which we believe was due to a decrease in demand for their products.

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

Distribution Segment

Revenue in the distribution segment accounted for 12.3% of total revenue for the three months ended September 30, 2015, an increase of 7.5% when compared to 4.8% for the same period of the last fiscal year.  The absolute amount of revenue increased by $590 to $975 for the three months ended September 30, 2015, compared to $385 for the same period of the last fiscal year.

Revenue in the distribution segment for the three months ended September 30, 2015 increased primarily due to an increase in revenue generated from a new customer in the Singapore operations.

Demand for the distribution segment varies depending on the demand for our customers’ products, the changes taking place in the market and our customers’ forecasts.  Hence it is difficult to accurately forecast fluctuations in the market.

Real Estate Segment

The real estate segment accounted for 0.4% of total revenue for the three months ended September 30, 2015, a decrease of 0.1% when compared to 0.5% for the same period of the last fiscal year.

The revenue in the real estate segment is described below.

The two main revenue components for the real estate segment were investment income and rental income.

Investment income recorded as “revenue” by the real estate segment for the three months ended September 30, 2015 and 2014 were nil and $51, respectively. This income was generated from certain of our property development investments which were reclassified to loan receivables commencing in the third quarter of fiscal 2011 in accordance with ASC Topic 310-10-25 Receivables. Such income is included in “Other Income.” Other income also included an allowance for doubtful deemed interest receivables of nil and $51, respectively, for the three months ended September 30, 2015 and 2014.

Rental income for the three months ended September 30, 2015 was $32, as compared to $43 for the same period of the last fiscal year. The decrease of $11 was primarily due to the termination of an existing rental agreement with a tenant and a new rental agreement signed on August 1, 2015 with another tenant renting a smaller space area.

“Investments” in the real estate segment was the cost of an investment in a joint venture in which we had a 10% interest. During the second quarter of fiscal year 2014, TTCQ disposed of its 10% interest in the joint venture. The joint venture had to raise funds for the development of the project. As a joint-venture partner, TTCQ was required to stand guarantee for the funds to be borrowed; considering the amount of borrowing, the risk involved was higher than the investment made and hence TTCQ decided to dispose of the 10% interest in the joint venture investment. On October 2, 2013, TTCQ entered into a share transfer agreement with Zhu Shu. Based on the agreement the purchase price was to be paid by (1) RMB 10,000 worth of commercial property in Chongqing China, or approximately $1,634 based on exchange rates published by the Monetary Authority of Singapore as of October 2, 2013, by non-monetary consideration and (2) the remaining RMB 8,000, or approximately $1,307 based on exchange rates published by the Monetary Authority of Singapore as of October 2, 2013, by cash consideration. The consideration consists of (1) commercial units measuring 668 square meters to be delivered in June 2016 and (2) sixteen quarterly equal installments of RMB 500 per quarter commencing from January 2014. Based on ASC Topic 845 Non-monetary Consideration, the Company deferred the recognition of the gain on disposal of the 10% interest in joint venture investment until such time that the consideration is paid, so that the gain can be ascertained. The recorded value of the disposed investment amounting to $783, based on exchange rates published by the Monetary Authority of Singapore as of June 30, 2014, is classified as “other assets” under non-current assets, because it is considered a down payment for the purchase of the commercial property in Chongqing. The first three installment amounts of RMB 500 each due in January 2014, April 2014 and July 2014 were all outstanding until the date of disposal of the investment in the joint venture. Out of the outstanding RMB 8,000, TTCQ had received RMB 100 during May 2014. The transferee, Jun Zhou Zhi Ye, has not registered the share transfer (10% interest in the joint venture) with the relevant authorities in China as of the date of this report.

On October 14, 2014, TTCQ and Jun Zhou Zhi Ye entered into a memorandum of understanding. Based on the memorandum of understanding, both parties have agreed to register a sales and purchase agreement upon Jun Zhou Zhi Ye obtaining the license to sell the commercial property (the Singapore Themed Resort Project) located in Chongqing, China. The proposed agreement is for the sale of shop lots with a total area of 1,484.55 square meters as consideration for all the outstanding amounts owed to TTCQ by Jun Zhou Zhi Ye as follows:

a)	Long term loan receivable RMB 5,000, or approximately $814, as disclosed in Note 4, plus the interest receivable on long term loan receivable of RMB 1,250;
b)	Commercial units measuring 668 square meters, as mentioned above; and
c)	RMB 5,900 for the part of the unrecognized cash consideration of RMB 8,000 relating to the disposal of the joint venture.

The shop lots are to be delivered to TTCQ upon completion of the construction of the shop lots in the Singapore Themed Resort Project, which is expected to be no later than December 31, 2016. However, should there be further delays in the project completion, based on the discussion with the developers it is estimated to be completed by June 30, 2017. The consideration does not include the remaining outstanding amount of RMB 2,000, or approximately $325, which will be paid in cash.

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

Comparison of the First Quarter Ended September 30, 2015 and September 30, 2014

The following table sets forth certain consolidated statements of income data as a percentage of revenue for the first quarter of fiscal years 2016 and 2015, respectively:

	Three Months Ended September 30,
	2015	2014
Revenue	100.0%	100.0%
Cost of sales	72.5	77.8
Gross Margin	27.5%	22.2%
Operating expenses
General and administrative	21.0%	21.5%
Selling	2.1	1.6
Research and development	0.6	0.6
Impairment loss of property, plant and equipment	0.0	0.2
Total operating expenses	23.7%	23.9%
Income / (Loss) from Operations	3.8%	(1.7)%

Overall Gross Margin

Overall gross margin as a percentage of revenue increased by 5.3% to 27.5% for the three months ended September 30, 2015, from 22.2% for the same period of the last fiscal year, primarily due to an increase in the gross profit margin in the manufacturing and distribution segments. The increase was partially offset by a decrease in gross profit margin in the testing and real estate segments.

Gross profit margin as a percentage of revenue in the manufacturing segment increased by 27.1% to 32.8% for the three months ended September 30, 2015, from 5.7% in the same period of the last fiscal year. The increase in gross profit margin was primarily due to the decrease in cost and the increase in revenue. The cost decreased by $764 and the revenue increased by $93 as compared with the same period in last fiscal year. The decrease in cost was due to the purchase of material at competitive cost and other cost reduction measures. In absolute dollar amounts, gross profits in the manufacturing segment increased by $857 to $1,031 for the three months ended September 30, 2015, from $174 for the same period of the last fiscal year.

Gross profit margin as a percentage of revenue in the testing segment decreased by 6.9% to 27.1% for the three months ended September 30, 2015, from 34.0% in the same period of the last fiscal year. The decrease was primarily due to a decrease in testing volume in our Singapore and Thailand operations. The decrease in testing volume in the Singapore and Thailand operations was higher than the increase in testing volume in the Malaysia operations and the Tianjin operations and the Suzhou operations, in China. Significant portions of our cost of goods sold are fixed in the testing segment.  Thus, as the demand of services and factory utilization decrease, the fixed costs are spread over the decreased output, which decreases the gross profit margin. In absolute dollar amounts, gross profit in the testing segment decreased by $544 to $1,025 for the three months ended September 30, 2015 from $1,569 for the same period of the last fiscal year.

Gross profit margin of the distribution segment is not only affected by the market price of the products we distribute, but also the mix of products we distribute, which changes frequently as a result of changes in market demand. Gross profit margin as a percentage of revenue in the distribution segment increased by 0.8% to 12.5% for the three months ended September 30, 2015, from 11.7% in the same period of the last fiscal year. The increase in gross margin was due to the increase in sales of high profit margin products and new sales from a new customer, as compared to the same period of last fiscal year. In terms of absolute dollar amounts, gross profit in the distribution segment for the three months ended September 30, 2015 was $122 as compared to $45 in the same period of the last fiscal year.

Gross profit margin as a percentage of revenue in the real estate segment was nil for the three months ended September 30, 2015, a decrease of 20.9% as compared to 20.9% in the same period of the last fiscal year. In absolute dollar amounts, gross profit in the real estate segment was nil and $9, respectively, for the three months ended September 30, 2015 and 2014.  The decrease in the gross profit margin as a percentage of revenue was mainly due to a decrease in revenue, as discussed earlier.

Operating Expenses

Operating expenses for the first quarter of fiscal years 2016 and 2015 were as follows:

	Three Months Ended September 30,
(Unaudited)	2015	2014
General and administrative	$1,662	$1,738
Selling	171	131
Research and development	46	47
Impairment loss of property, plant and equipment	-	15
Loss on disposal of property, plant and equipment	-	-
Total	$1,879	$1,931

General and administrative expenses decreased by $76, or 4.4%, from $1,738 to $1,662 for the three months ended September 30, 2015 compared to the same period of last fiscal year. The decrease in general and administrative expenses was mainly attributable to the decrease in administrative expenses in the Tianjin operations and the Chongqing operations in China. The Tianjin operations reduced its utilities expenses during the first quarter of fiscal 2016 as compared to the same period of last fiscal year.  There was no valuation costs incurred in Chongqing, in China, in the first quarter of fiscal 2016, while there was a valuation expense of its investment properties in the same period of last fiscal year.

Selling expenses increased by $40, or 30.5%, for the three months ended September 30, 2015, from $131 to $171 compared to the same period of the last fiscal year. The increase was mainly due to an increase in commission expenses and warranty expenses in the manufacturing segment and distribution segment of our Singapore operations as a result of an increase in commissionable revenue.

Income / Loss from Operations

Income from operations was $299 for the three months ended September 30, 2015, an improvement of $433, as compared to a loss from operations of $134 for the three months ended September 30, 2014. The improvement was mainly due to the increase in gross margin and the decrease in operating expenses by $52, and partially offset by the decrease in revenue by $163.

Interest Expense

Interest expense for the three months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,
(Unaudited)	2015	2014
Interest expenses	$53	$64

Interest expense decreased by $11 to $53 for the three months ended September 30, 2015, primarily due to repayment of the bank loan payables and the capital lease in the Singapore and Malaysia operations and the decrease in the utilization of lines of credit as compared to the same period of last fiscal year. We are trying to keep our debt at a minimum in order to save financing costs.  As of September 30, 2015, the Company had an unused line of credit of $5,163.

Income Tax Expenses / Benefits

Income tax expenses for the three months ended September 30, 2015 was $67 as compared to income tax benefits of $46 for the same period in the last fiscal year. The increase in income tax expenses was mainly due to the tax expenses in the Tianjin operations in China, which were partially offset by the deferred tax for the timing differences recorded by the Singapore and the Malaysia operations for the three months ended September 30, 2015 as compared to the same period in the last fiscal year. The income tax expenses include with-holding tax held by related companies that were not recoverable from inland revenue board in Singapore.

Loss / Income from Discontinued Operations, net of tax

Loss from discontinued operations, net of tax was $10 for the three months ended September 30, 2015, as compared to an income of $26 for the same period in last fiscal year.

Non-controlling Interest

As of September 30, 2015, we held a 55% interest in Trio-Tech (Malaysia) Sdn. Bhd., Trio-Tech (Kuala Lumpur) Sdn. Bhd., SHI International Pte. Ltd., and PT. SHI Indonesia. We also held a 76% interest in Prestal Enterprise Sdn. Bhd. The share of net income from the subsidiaries by the non-controlling interest for the three months ended September 30, 2015 was $118, an increase of $62 compared to the share of net income of $56 for the same period of the previous fiscal year.  The increase in the net income of the non-controlling interest in the subsidiaries was attributable to the increase in net income generated by the Malaysia operations as compared to the same period in the previous fiscal year.

Net Income / Loss

Net income for the three months ended September 30, 2015 was $259, an improvement of $395, as compared to a net loss of $136 for the same period last fiscal year.

Earnings / Loss per Share

Basic and diluted earnings per share from continuing operations was $0.08 for the three months ended September 30, 2015 as compared to a loss per share of $0.04 for the same period in the last fiscal year. Basic and diluted earnings per share from discontinued operations were nil for the three months ended September 30, 2015 and 2014.

Segment Information

The revenue, gross margin and income or loss from operations for each segment during the first quarter of fiscal year 2016 and fiscal year 2015 are presented below. As the revenue and gross margin for each segment have been discussed in the previous section, only the comparison of income or loss from operations is discussed below.

Manufacturing Segment

The revenue, gross margin and loss from operations for the manufacturing segment for the three months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,
(Unaudited)	2015	2014
Revenue	$3,140	$3,047
Gross margin	32.8%	5.7%
Income / (loss) from operations	$242	$(618)

Income from operations from the manufacturing segment was $242 as compared to a loss from operations of $618 in the same period of the last fiscal year, primarily due to an increase in revenue and a decrease in the cost of sales, resulting in an increase in gross profit by $857, as discussed earlier. Operating expenses for the manufacturing segment remained relatively the same and were $789 and $792 for the three months ended September 30, 2015 and 2014, respectively.

Testing Segment

The revenue, gross margin and loss from operations for the testing segment for the three months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,
(Unaudited)	2015	2014
Revenue	$3,783	$4,618
Gross margin	27.1%	34.0%
Income from operations	$78	$576

Income from operations in the testing segment for the three months ended September 30, 2015 was $78, a decrease of $498 compared to $576 in the same period of the last fiscal year. The decrease in operating income was attributable to a decrease in revenue and a decrease in gross margin, as discussed earlier. Gross profit decreased by $544 and operating expenses decreased by $46. Operating expenses were $947 and $993 for the three months ended September 30, 2015 and 2014, respectively. The decrease in operating expenses was mainly attributable to a decrease in utilities in the Tianjin operations, in China, which was partially offset with the bonus provision made in the Malaysia and Singapore operations.

Distribution Segment

The revenue, gross margin and income from operations for the distribution segment for the three months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,
(Unaudited)	2015	2014
Revenue	$975	$385
Gross margin	12.5%	11.7%
Income / (loss) from operations	$19	$(36)

Income from operations was $19, for the three months ended September 30, 2015, as compared to a loss from operations of $36 for the same period of last fiscal year. The improvement of $55 was mainly caused by the increase in revenue and an increase in gross profit, as discussed earlier. Gross profit increased by $77, and the operating expenses increased by $22. Operating expenses were $103 and $81 for the three months ended September 30, 2015 and 2014, respectively. The increase in operating expenses was mainly due to an increase in commission expenses in the Singapore operations as compared to the same period in the last fiscal year. Commission expenses increased due to an increase in commissionable sales.

Real Estate Segment

The revenue, gross margin and loss from operations for the real estate segment for the three months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,
(Unaudited)	2015	2014
Revenue	$32	$43
Gross margin	0.0%	20.9%
Loss from operations	$(24)	$(48)

Loss from operations in the real estate segment for the three months ended September 30, 2015 was $24, a decrease of $24 compared to a loss of $48 for the same period of the last fiscal year.  The decrease in operating loss was mainly due to a decrease in legal expenses. Revenue and gross margin decreased, however the operating expenses decreased by $33. The operating expenses were $24 and $57 for the three months ended September 30, 2015 and 2014, respectively.

Corporate

The loss from operations for Corporate for the three months ended September 30, 2015 and 2014 was as follows:

	Three Months Ended September 30,
(Unaudited)	2015	2014
Loss from operations	$(16)	$(8)

Corporate operating loss was $16 for the three months ended September 30, 2015, an increase of $8 from $8 in the same period of the last fiscal year.  The increase in operating loss was mainly due to the bonus provision for corporate officers made in the first quarter of fiscal year 2016, while there was no bonus provision made in the same period of last fiscal year.

Financial Condition

During the three months ended September 30, 2015 total assets decreased by $1,557 from $32,037 as at June 30, 2015 to $30,480 as at September 30, 2015. The decrease in total assets was primarily due to a decrease in trade accounts receivable, other receivables, deferred tax assets, investment properties in China, property, plant and equipment, other assets and restricted term deposits, which were partially offset by an increase in cash and cash equivalents, inventories and prepaid expenses and other current assets. Foreign exchange fluctuation in currency translation was one of the causes for the decrease in total assets.

Cash and cash equivalents were $4,001 as at September 30, 2015, reflecting an increase of $290 from $3,711 as at June 30, 2015, primarily due to collections from receivables and less capital spending, which were partially offset by the decrease due to payment of lines of credit and bank loans payable.

At September 30, 2015, the trade accounts receivable balance decreased by $231 to $7,644, from $7,875 as at June 30, 2015, primarily due to an improvement in the collection and the decrease in revenue in the distribution segment in the Singapore operations and the testing services segment in the Singapore operations, the Malaysia operations and in China’s Tianjin operations for the first three months of fiscal year 2016 as compared to the revenue in the fourth quarter of last fiscal year. The number of days’ sales outstanding in accounts receivables was 88 days both at the end of the first quarter of fiscal year 2016 and for the fiscal year ended 2015.

At September 30, 2015 other receivables were $351, reflecting a decrease of $38 from $389 as at June 30, 2015. The decrease was primarily due to the decrease in advance payment to suppliers in our Singapore and Tianjin operations and the decrease in goods and services taxes claimable as the sales during the three months ended September 30, 2015 were higher than the purchases during the same period.

Inventories at September 30, 2015 were $1,201, an increase of $60, as compared to $1,141 as at June 30, 2015. The increase in inventory was mainly due to a decrease in provision for obsolete inventory. The provision for obsolete inventory decreased due to write-off of certain inventory that was no longer required for the manufacturing operations in Singapore, as compared to the fourth quarter of fiscal year 2015. The number of days inventory held at the end of the first quarter of fiscal year 2016 was 50 days as compared to 38 days in fiscal year 2015.  The higher days inventory on hand was due to a decrease in usage of the inventory by the Singapore operations and the U.S. operations in the first quarter of fiscal year 2016 as compared to the usage in the last fiscal year. The decrease in usage was mainly due to a decrease in provision for obsolete inventory and the foreign currency exchange difference between the functional currency and U.S. dollars for the three months ended September 30, 2015.

Prepaid expenses were $287 as at September 30, 2015 compared to $244 as at June 30, 2015. The increase of $43 was primarily due to prepayment for insurance by the Singapore and U.S. operations.

Investment properties, net in China as at September 30, 2015 were $1,478, a decrease of $62 from $1,540 as at June 30, 2015.  The decrease was primarily due to depreciation charged and by the foreign currency exchange difference between the functional currency and U.S. dollars for the three months ended September 30, 2015.

Property, plant and equipment, net decreased by $1,334 from $12,522 as at June 30, 2015, to $11,188 as at September 30, 2015, mainly due to depreciation charges of $484, which were higher than the capital expenditures of $254 incurred mainly in the Malaysia and Singapore operations and in Tianjin operations in China and the foreign currency exchange difference between the functional currency and U.S. dollars for the three months ended September 30, 2015.

Other assets as at September 30, 2015 decreased by $70 to $1,753, compared to $1,823 as at June 30, 2015.  The decrease in other assets was primarily due to the foreign currency exchange difference between the functional currency dollars and U.S. dollars for the three months ended September 30, 2015 and decrease in down payment for purchase of property, plant and equipment by the Tianjin and Malaysia operations during the three months ended September 30, 2015.

Restricted cash as at September 30, 2015 decreased by $171 to $1,969, as compared to $2,140 as at June 30, 2015.  This was due to the repayment of certain lines of credit and by the foreign currency exchange difference between functional currency and U.S. dollars from June 30, 2015 to September 30, 2015 which was partially offset by the interest income from the restricted deposits.

Utilized lines of credit as at September 30, 2015 increased by $327 to $1,905 compared to $1,578 as at June 30, 2015, which was mainly due to the increase in utilization of the credit facilities in the Singapore operations for their working capital needs. However the credit facilities decreased by $2,040 to $7,067 as at September 30, 2015 as compared to $9,107 as at June 30, 2015.

Accounts payable as at September 30, 2015 increased by $210 to $2,980, as compared to $2,770 as at June 30, 2015. This was due to the increase in purchases for the distribution segment during the first quarter of fiscal year 2016, which were not due for payment.

Accrued expenses as at September 30, 2015 decreased by $424 to $2,660, as compared to $3,084 as at June 30, 2015. The decrease in accrued expenses was mainly due to a decrease in purchase accruals in the Singapore operations and a decrease in payroll-related accruals primarily in the Malaysia and Tianjin operations, in China. These decreases were partially offset by the increase in commission expenses which was due to the increase in commissionable sales.

Bank loans payable as at September 30, 2015 decreased by $424 to $2,120, as compared to $2,544 as at June 30, 2015. This was due to the repayment of loans by the Singapore and Malaysia operations.

Capital leases as at September 30, 2015 decreased by $109 to $563, as compared to $672 as at June 30, 2015. This was due to the repayment of capital leases by the Malaysia and Singapore operations.

Liquidity Comparison

Net cash provided by operating activities increased by $222 to an inflow of $688 for the three months ended September 30, 2015 from an inflow of $466 in the same period of the last fiscal year. The increase in net cash inflow provided by operating activities was primarily due to decreased cash outflow of $361 from inventories, increased cash inflow of $283 from accounts payable and accrued expenses, increase net cash inflow of $258 from operating income and increased cash inflow of $113, from other receivables. These were partially offset by increased cash outflow of $803 in accounts receivables and increased cash outflow of $40 from income taxes payable.

Net cash used in investing activities decreased by $270 to an outflow of $197 for the three months ended September 30, 2015 from an outflow of $467 for the same period of the last fiscal year.  The cash inflow was primarily due to the reduction in capital expenditure by $213. In addition, there were proceeds of $38 received from maturing of restricted term deposits and short-term deposits and proceeds of $19 from disposal of property, plant and equipment, while there were no such proceeds during the same period of last fiscal year,

Net cash provided by financing activities for the three months ended September 30, 2015 was $271, representing an increase of $1,221, as compared to net cash outflow of $950 during the three months ended September 30, 2014. In the first quarter of fiscal year 2016, the cash inflow due to proceeds from lines of credit of $1,129 and a reduction in repayment of bank loans and capital leases in our Singapore and Malaysia operations of $92, as compared the same period of last fiscal year.

We believe that our projected cash flows from operations, borrowing availability under our revolving lines of credit, cash on hand, trade credit and the secured bank loan will provide the necessary financial resources to meet our projected cash requirements for at least the next 12 months.

Critical Accounting Estimates & Policies

There have been no significant changes in the critical accounting policies, except as disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the most recent Annual Report on Form 10-Q.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2015, the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective at a reasonable level.

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

Item 3.          Defaults Upon Senior Securities

Not applicable.

Item 4.          Mine Safety Disclosures

Not applicable.

Item 5.          Other Information

Not applicable.

Item 6.          Exhibits

31.1	Rule 13a-14(a) Certification of Principal Executive Officer of Registrant
31.2	Rule 13a-14(a) Certification of Principal Financial Officer of Registrant
32	Section 1350 Certification

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIO-TECH INTERNATIONAL
By:	/s/ Victor H.M. Ting VICTOR H.M. TING Vice President and Chief Financial Officer (Principal Financial Officer) Dated: November 16, 2015