Form 10-Q
period 2015-12-31
TRIO-TECH INTERNATIONAL
filed 2016-02-10
CIK 732026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of February 05, 2016, there were 3,513,055 shares of the issuer’s Common Stock, no par value, outstanding.

TRIO-TECH INTERNATIONAL
INDEX TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION, OTHER INFORMATION AND SIGNATURE

		Page
Part I.	Financial Information

Item 1.	Financial Statements
	(a) Condensed Consolidated Balance Sheets as of December 31, 2015 (Unaudited) and June 30, 2015	2
	(b) Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months and Six Months Ended December 31, 2015 (Unaudited) and December 31, 2014 (Unaudited)	3
	(c) Condensed Consolidated Statements of Shareholders Equity for the Six Months Ended December 31, 2015 (Unaudited) and the Year Ended June 30, 2015	5
	(d) Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2015 (Unaudited) and December 31, 2014 (Unaudited)	6
	(e) Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	45
Item 4.	Controls and Procedures	45

Part II.	Other Information

Item 1.	Legal Proceedings	46
Item 1A.	Risk Factors	46
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 3.	Defaults upon Senior Securities	46
Item 4.	Mine Safety Disclosures	46
Item 5.	Other Information	46
Item 6.	Exhibits	46

Signatures		47

-i-

FORWARD-LOOKING STATEMENTS

The discussions of Trio-Tech International’s (the “Company”) business and activities set forth in this Form 10-Q and in other past and future reports and announcements by the Company may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and assumptions regarding future activities and results of operations of the Company.  In light of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the following factors, among others, could cause actual results to differ materially from those reflected in any forward-looking statements made by or on behalf of the Company: market acceptance of Company products and services; changing business conditions or technologies and volatility in the semiconductor industry, which could affect demand for the Company’s products and services; the impact of competition; problems with technology; product development schedules; delivery schedules; changes in military or commercial testing specifications which could affect the market for the Company’s products and services; difficulties in profitably integrating acquired businesses, if any, into the Company; risks associated with conducting business internationally and especially in Southeast Asia, including currency fluctuations and devaluation, currency restrictions, local laws and restrictions and possible social, political and economic instability; changes in United States (“U.S.”) and global financial and equity markets, including market disruptions and significant interest rate fluctuations; and other economic, financial and regulatory factors beyond the Company’s control. Other than statements of historical fact, all statements made in this Quarterly Report are forward-looking, including, but not limited to, statements regarding industry prospects, future results of operations or financial position, and statements of our intent, belief and current expectations about our strategic direction, prospective and future financial results and condition. In some cases, you can identify forward-looking statements by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” “believes,” “can impact,” “continue,” or the negative thereof or other comparable terminology.  Forward-looking statements involve risks and uncertainties that are inherently difficult to predict, which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions.

Unless otherwise required by law, we undertake no obligation to update forward-looking statements to reflect subsequent events, changed circumstances, or the occurrence of unanticipated events. You are cautioned not to place undue reliance on such forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	Dec. 31, 2015 (Unaudited)	June 30, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,370	$3,711
Short-term deposits	93	101
Trade accounts receivable, less allowance for doubtful accounts of $293 and $313	7,302	7,875
Other receivables	299	389
Loans receivable from property development projects – short term	-	-
Inventories, less provision for obsolete inventory of $694 and $764	1,709	1,141
Prepaid expenses and other current assets	269	244
Assets held for sale	86	98
Total current assets	14,128	13,559
NON-CURRENT ASSETS:
Deferred tax assets	413	453
Investments	-	-
Investment properties, net	1,421	1,540
Property, plant and equipment, net	10,825	12,522
Loans receivable from property development projects – long term	-	-
Other assets	1,737	1,823
Restricted term deposits	1,966	2,140
Total non-current assets	16,362	18,478
TOTAL ASSETS	$30,490	$32,037

LIABILITIES
CURRENT LIABILITIES:
Lines of credit	$1,472	$1,578
Accounts payable	3,042	2,770
Accrued expenses	2,647	3,084
Income taxes payable	232	296
Current portion of bank loans payable	319	346
Current portion of capital leases	206	197
Total current liabilities	7,918	8,271
NON-CURRENT LIABILITIES:
Bank loans payable, net of current portion	1,792	2,198
Capital leases, net of current portion	504	475
Deferred tax liabilities	273	333
Other non-current liabilities	37	38
Total non-current liabilities	2,606	3,044
TOTAL LIABILITIES	$10,524	$11,315

Commitments and contingencies	-	-
EQUITY
TRIO-TECH INTERNATIONAL’S SHAREHOLDERS' EQUITY:
Common stock, no par value, 15,000,000 shares authorized; 3,513,055 shares issued and outstanding as at December 31, 2015 and June 30, 2015, respectively	$10,882	$10,882
Paid-in capital	3,142	3,087
Accumulated retained earnings	2,695	2,246
Accumulated other comprehensive gain-translation adjustments	1,649	2,771
Total Trio-Tech International shareholders' equity	18,368	18,986
Non-controlling interest	1,598	1,736
TOTAL EQUITY	$19,966	$20,722
TOTAL LIABILITIES AND EQUITY	$30,490	$32,037

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
UNAUDITED (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
	Three Months Ended		Six Months Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2015	2014	2015	2014
Revenue
Manufacturing	$3,276	$3,348	$6,416	$6,395
Testing services	3,701	5,073	7,484	9,691
Distribution	1,359	432	2,334	817
Others	18	44	50	87
	8,354	8,897	16,284	16,990
Cost of Sales
Cost of manufactured products sold	2,471	2,726	4,580	5,599
Cost of testing services rendered	2,499	3,356	5,257	6,405
Cost of distribution	1,240	337	2,093	677
Others	29	35	61	69
	6,239	6,454	11,991	12,750

Gross Margin	2,115	2,443	4,293	4,240

Operating Expenses:
General and administrative	1,599	1,711	3,261	3,438
Selling	141	165	312	296
Research and development	51	47	97	94
Impairment loss	-	55	-	70
(Gain) / loss on disposal of property, plant and equipment	(4)	28	(4)	28
Total operating expenses	1,787	2,006	3,666	3,926

Income from Operations	328	437	627	314

Other (Expenses) / Income
Interest expenses	(51)	(58)	(104)	(122)
Other income, net	18	7	226	54
Total other (expenses) / income	(33)	(51)	122	(68)

Income from Continuing Operations before Income Taxes	295	386	749	246

Income Tax Expenses	(86)	(132)	(153)	(86)

Income from continuing operations before non-controlling interest, net of tax	209	254	596	160

Discontinued Operations (Note 19)
Income / (loss) from discontinued operations, net of tax	6	(6)	(4)	20
NET INCOME	215	248	592	180

Less: income attributable to non-controlling interest	25	154	143	210
Net Income / (Loss) Attributable to Trio-Tech International Common Shareholder	$190	$94	$449	$(30)

Amounts Attributable to Trio-Tech International Common Shareholders:
Income / (loss) from continuing operations, net of tax	188	97	452	(41)
Income / (loss) from discontinued operations, net of tax	2	(3)	(3)	11
Net Income / (Loss) Attributable to Trio-Tech International Common Shareholders	$190	$94	$449	$(30)

Basic and Diluted Earnings / (Loss) per Share:
Basic and diluted earnings / (loss) per share from continuing operations attributable to Trio-Tech International	$0.05	$0.03	$0.13	$(0.01)
Basic and diluted earnings per share from discontinued operations attributable to Trio-Tech International	$-	$-	$-	$-
Basic and Diluted Earnings / (Loss) per Share from Net Income / (Loss) Attributable to Trio-Tech International	$0.05	$0.03	$0.13	$(0.01)

Weighted average number of common shares outstanding
Basic	3,513	3,513	3,513	3,513
Dilutive effect of stock options	16	-	12	-
Number of shares used to compute earnings per share diluted	3,529	3,513	3,525	3,513

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNAUDITED (IN THOUSANDS)
	Three Months Ended		Six Months Ended
	Dec. 31, 2015	Dec. 31, 2014	Dec. 31, 2015	Dec. 31, 2014
Comprehensive Income Attributable to Trio-Tech International Common Shareholders:

Net income	$215	$248	$592	$180
Foreign currency translation, net of tax	22	(574)	(1,403)	(414)
Comprehensive Income / (Loss)	237	(326)	(811)	(234)
Less: comprehensive income / (loss) attributable to non-controlling interest	114	36	(138)	150
Comprehensive Income / (Loss) Attributable to Trio-Tech International Common Shareholders	$123	$(362)	$(673)	$(384)

 See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(IN THOUSANDS)

	Common Stock		Additional Paid-in	Accumulated Retained	Accumulated Other Comprehensive	Non- Controlling
	Shares	Amount	Capital	Earnings	Income	Interest	Total
		$	$	$	$	$	$
Balance at June 30, 2014	3,513	10,882	2,972	1,725	3,522	1,732	20,833

Stock option expenses	-	-	106	-	-	-	106
Net income	-	-	-	521	-	303	824
Translation adjustment	-	-	-	-	(751)	(299)	(1,050)
Contribution to capital – payable forgiveness	-	-	9	-	-	-	9
Balance at June 30, 2015	3,513	10,882	3,087	2,246	2,771	1,736	20,722

Stock option expenses	-	-	55	-	-	-	55
Net income	-	-	-	449	-	143	592
Translation adjustment	-	-	-	-	(1,122)	(281)	(1,403)
Balance at Dec. 31, 2015	3,513	10,882	3,142	2,695	1,649	1,598	19,966

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)
UNAUDITED (IN THOUSANDS)
	Six Months Ended
	Dec. 31, 2015	Dec. 31, 2014
	(Unaudited)	(Unaudited)
Cash Flow from Operating Activities
Net income	$592	$180
Adjustments to reconcile net income to net cash flow provided by operating activities
Depreciation and amortization	937	1,189
Bad debt (recovery) / expense, net	(6)	56
Inventory recovery	(45)	(73)
Warranty recovery, net	(14)	(9)
Accrued interest expense, net of interest income	98	101
(Gain) / loss on sale of property, plant and equipment - continued operations	(4)	28
Impairment loss	-	70
Contribution to capital – payable forgiveness	-	9
Stock option expenses	55	89
Write-off of property, plant and equipment	2	-
Deferred tax provision	(14)	(50)
Changes in operating assets and liabilities, net of acquisition effects
Accounts receivables	261	354
Other receivables	63	(94)
Other assets	-	78
Inventories	(559)	(318)
Prepaid expenses and other current assets	(36)	(58)
Accounts payable and accrued liabilities	71	190
Income tax payable	(52)	55
Net Cash Provided by Operating Activities	1,349	1,797

Cash Flow from Investing Activities
Proceeds from maturing of restricted and un-restricted term deposits	63	-
Additions to property, plant and equipment	(314)	(899)
Proceeds from disposal of property, plant and equipment	55	16
Net Cash Used in Investing Activities	(196)	(883)

Cash Flow from Financing Activities
Repayment on lines of credit	(152)	(943)
Repayment of bank loans and capital leases	(339)	(473)
Proceeds from long-term bank loans	192	32
Net Cash Used in Financing Activities	(299)	(1,384)

Effect of Changes in Exchange Rate	(195)	(59)

NET INCREASE / (DECREASE) IN CASH AND CASH EQUIVALENTS	659	(529)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,711	2,938
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,370	$2,409

Supplementary Information of Cash Flows
Cash paid during the period for:
Interest	$105	$125
Income taxes	$157	$76

Non-Cash Transactions
Capital lease of property, plant and equipment	$192	$32

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT EARNINGS PER SHARE AND NUMBER OF SHARES)

1. ORGANIZATION AND BASIS OF PRESENTATION

Trio-Tech International (the “Company” or “TTI” hereafter) was incorporated in fiscal 1958 under the laws of the State of California.  TTI provides third-party semiconductor testing and burn-in services primarily through its laboratories in Southeast Asia. In addition, TTI operates testing facilities in the United States.  The Company also designs, develops, manufactures and markets a broad range of equipment and systems used in the manufacturing and testing of semiconductor devices and electronic components. In fiscal 2013, TTI conducted business in five business segments: Testing Services, Manufacturing, Distribution, Real Estate and Fabrication Services. The Fabrication segment was discontinued during the fourth quarter of fiscal year 2013, hence in fiscal year 2016, TTI carried its business in four segments and has subsidiaries in the U.S., Singapore, Malaysia, Thailand, China and Indonesia as follows:
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

* 100% owned by Trio-Tech International Pte. Ltd.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  All significant inter-company accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements are presented in U.S. dollars.  The accompanying condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.  Operating results for the six months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2016.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the fiscal year ended June 30, 2015.

The Company’s operating results are presented based on the translation of foreign currencies using the respective quarter’s average exchange rate. Strengthening of U.S. dollar relative to the foreign currencies caused the translation difference during the current year as compared to the same period of last year, affecting the revenue and operating profitability, which negatively impacted the Company’s results.

2.   NEW ACCOUNTING PRONOUNCEMENTS

The amendments in Accounting Standards Updates (“ASU”) 2015-17 eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and non-current in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as non-current. For a public entity, the amendments in ASU 2015-17 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is permitted and the Company has adopted this ASU and there is no significant effect on the Company’s consolidated financial position or results of operations.

The amendments in ASU 2015-14 ASC Topic 606: Deferral of the Effective Date (“ASC Topic 606”) defers the effective date of update 2014-09 for all entities by one year. For a public entity, the amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is not permitted. The adoption of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

The Financial Accounting Standards Board (“FASB”) has issued converged standards on revenue recognition. Specifically, the Board has issued ASU 2014-09, ASC Topic 606. ASU 2014-09 affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). ASU 2014-09 will supersede the revenue recognition requirements in ASC Topic 605, Revenue Recognition, (“ASC Topic 605”) and most industry-specific guidance. ASU 2014-09 also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of non-financial assets that are not in a contract with a customer (e.g., assets within the scope of ASC Topic 360, Property, Plant, and Equipment, (“ASC Topic 360”) and intangible assets within the scope of Topic 350, Intangibles—Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in ASU 2014-09. For a public entity, the amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.

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

The amendments in ASU 2015-06 ASC Topic 260: Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions (“ASC Topic 260”) specify that for purposes of calculating historical earnings per unit under the two-class method, the earnings or losses of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner. The amendments in ASU 2015-06 are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. While early adoption is permitted, the Company has not elected to early adopt. The amendments should be applied retrospectively for all financial statements presented. The adoption of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

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

The amendments in ASU 2015-01 eliminate from U.S. GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement - Extraordinary and Unusual Items (“ASC Topic 225”), requires that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item.  The amendments in ASU 2015-01 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company has not elected to early adopt. The adoption of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

FASB amended ASU 2014-15 Subtopic 205-40, Presentation of Financial Statements – Going Concern (“ASC Topic 205”), to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. ASU 2014-15 provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments in ASU 2014-15 are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. While early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued, the Company has not elected to early adopt. The adoption of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

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

Other new pronouncements issued but not yet effective until January 1, 2016 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

3.   ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable consists of customer obligations due under normal trade terms. Although management generally does not require collateral, letters of credit may be required from the customers in certain circumstances. Management periodically performs credit evaluations of customers’ financial conditions.

Senior management reviews accounts receivable on a periodical basis to determine if any receivables will potentially be uncollectible. Management includes any accounts receivable balances that are determined to be uncollectible in the allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  Based on the information available, management believed the allowance for doubtful accounts as of December 31, 2015 and June 30, 2015 was adequate.

The following table represents the changes in the allowance for doubtful accounts:

	Dec. 31, 2015 (Unaudited)	June 30, 2015
Beginning	$313	$438
Additions charged to expenses	-	84
Recovered/ written-off	(6)	(180)
Currency translation effect	(14)	(29)
Ending	$293	$313

4.   LOANS RECEIVABLE FROM PROPERTY DEVELOPMENT PROJECTS

The following table presents Trio-Tech Chongqing’s (“TTCQ”) loans receivable from property development projects in China as of December 31, 2015. The exchange rate is based on the historical rate published by the Monetary Authority of Singapore as on March 31, 2015, since the net loans receivable was “nil” as at December 31, 2015.

	Loan Expiry	Loan Amount	Loan Amount
	Date	(RMB)	(U.S. Dollars)
Short-term loan receivables
JiangHuai (Project - Yu Jin Jiang An)	May 31, 2013	2,000	325
Less: allowance for doubtful receivables		(2,000)	(325)
Net loan receivable from property development projects		-	-

Long-term loan receivables
Jun Zhou Zhi Ye	Oct 31, 2016	5,000	814
Less: transfer – down-payment for purchase of investment property		(5,000)	(814)
Net loan receivable from property development projects		-	-

The following table presents TTCQ’s loans receivable from property development projects in China as of June 30, 2015. The exchange rate is based on the historical rate published by the Monetary Authority of Singapore as on March 31, 2015, since the net loans receivable was “nil” as at June 30, 2015.

	Loan Expiry	Loan Amount	Loan Amount
	Date	(RMB)	(U.S. Dollars)
Short-term loan receivables
Investment in JiangHuai (Project - Yu Jin Jiang An)	May 31, 2013	2,000	325
Less: allowance for doubtful receivables		(2,000)	(325)
Net loan receivable from property development projects		-	-

Long-term loan receivables
Jun Zhou Zhi Ye	Oct 31, 2016	5,000	814
Less: transfer – down-payment for purchase of investment property		(5,000)	(814)
Net loan receivable from property development projects		-	-

On November 1, 2010, TTCQ entered into another Memorandum Agreement with JiangHuai Property Development Co. Ltd. (“JiangHuai”) to invest in their property development projects (Project - Yu Jin Jiang An) located in Chongqing City, China. Due to the short-term nature of the investment, the amount was classified as a loan based on ASC Topic 310-10-25 Receivables, amounting to renminbi (“RMB”) 2,000, or approximately $325. The loan was renewed, but expired on May 31, 2014. TTCQ is in the legal process of recovering the outstanding amount of $325. TTCQ did not generate other income from JiangHuai for both the three and six months ended December 31, 2015, or for the same periods in the last fiscal year. Based on TTI’s financial policy, an impairment of $325 on the investment in JiangHuai was provided for during the second quarter of fiscal 2014.

On November 1, 2010, TTCQ entered into another Memorandum Agreement with JiaSheng Property Development Co. Ltd. (“JiaSheng”) to invest in their property development projects (Project B-48 Phase 2) located in Chongqing City, China. Due to the short-term nature of the investment, the amount was classified as a loan based on ASC Topic 310, amounting to RMB 5,000, or approximately $814 based on the exchange rate as at March 31, 2015 published by the Monetary Authority of Singapore. The amount was unsecured and repayable at the end of the term. The loan was renewed in November 2011 for a period of one year, which expired on October 31, 2012 and was again renewed in November 2012 and expired in November 2013. On November 1, 2013 the loan was transferred by JiaSheng to, and is now payable by, Chong Qing Jun Zhou Zhi Ye Co. Ltd. (“Jun Zhou Zhi Ye”), and the transferred agreement expires on October 31, 2016. Hence the loan receivable was reclassified as a long-term receivable. The book value of the loan receivable approximates its fair value. TTCQ did not generate other income from this investment for both the three and six months ended December 31, 2015. However, for the three and six months ended December 31, 2014, TTCQ recorded other income of RMB 104, or approximately $16 and RMB 417, or approximately $68, respectively, from Jun Zhou Zhi Ye. In fiscal year 2015, an allowance for doubtful deemed interest receivables from Jun Zhou Zhi Ye of $68 was made on the other income. In the second quarter of fiscal year 2015, the loan receivable was transferred to down payment for purchase of investment property that is being developed in the Singapore Themed Resort Project.

5.  INVENTORIES

Inventories consisted of the following:
	Dec. 31, 2015	June 30,
	(Unaudited)	2015

Raw materials	$935	$1,038
Work in progress	1,029	611
Finished goods	501	348
Less: provision for obsolete inventory	(694)	(764)
Currency translation effect	(62)	(92)
	$1,709	$1,141

 The following table represents the changes in provision for obsolete inventory:

	Dec. 31, 2015 (Unaudited)	June 30, 2015
Beginning	$764	$844
Additions charged to expenses	10	67
Usage - disposition	(56)	(103)
Currency translation effect	(24)	(44)
Ending	$694	$764

6. ASSETS HELD FOR SALE

During the fourth quarter of 2015, the operations in Malaysia planned to sell its factory building in Penang, Malaysia. In accordance to ASC Topic 360, the property was reclassified from investment property, which had a net book value of Malaysia ringgit (“RM”) 371, or approximately $98, to assets held for sale since there was an intention to sell the factory building. In May 2015, Trio-Tech Malaysia (“TTM”) was approached by a potential buyer to purchase the factory building. On September 14, 2015, application to sell the property was rejected by Penang Development Corporation (“PDC”). The rejection was based on the business activity of the purchaser not suitable to the industry that is being promoted on the said property. However, management is still actively looking for a suitable buyer. As of December 31, 2015 the net book value was RM 369, or approximately $86.

7. INVESTMENTS

Investments were nil as at December 31, 2015 and as at June 30, 2015.

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

“Investments” in the real estate segment were the cost of an investment in a joint venture in which we had a 10% interest. During the second quarter of fiscal year 2014, TTCQ disposed of its 10% interest in the joint venture. The joint venture had to raise funds for the development of the project. As a joint-venture partner, TTCQ was required to stand guarantee for the funds to be borrowed; considering the amount of borrowing, the risk involved was higher than the investment made and hence TTCQ decided to dispose of the 10% interest in the joint venture investment. On October 2, 2013, TTCQ entered into a share transfer agreement with Zhu Shu. Based on the agreement, the purchase price was to be paid by (1) RMB 10,000 worth of commercial property in Chongqing China, or approximately $1,634 based on exchange rates published by the Monetary Authority of Singapore as of October 2, 2013, by non-monetary consideration and (2) the remaining RMB 8,000, or approximately $1,307 based on exchange rates published by the Monetary Authority of Singapore as of October 2, 2013, by cash consideration. The consideration consists of (1) commercial units measuring 668 square meters to be delivered in June 2016 and (2) sixteen quarterly equal installments of RMB 500 per quarter commencing from January 2014. Based on ASC Topic 845 Non-monetary Consideration, the Company deferred the recognition of the gain on disposal of the 10% interest in joint venture investment until such time that the consideration is paid, so that the gain can be ascertained. The recorded value of the disposed investment amounting to $783, based on exchange rates published by the Monetary Authority of Singapore as of June 30, 2014, is classified as “other assets” under non-current assets, because it is considered a down payment for the purchase of the commercial property in Chongqing. The first three installment amounts of RMB 500 each due in January 2014, April 2014 and July 2014 were all outstanding until the date of disposal of the investment in the joint venture. Out of the outstanding RMB 8,000, TTCQ had received RMB 100 during May 2014. However, the transferee, Jun Zhou Zhi Ye, has not registered the share transfer (10% interest in the joint venture) with the relevant authorities in China as of the date of this report.

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

8.   INVESTMENT PROPERTIES

The following table presents the Company’s investment in properties in China as of December 31, 2015. The exchange rate is based on the exchange rate as of December 31, 2015 published by the Monetary Authority of Singapore.

	Investment	Investment Amount	Investment Amount
	Date	(RMB)	(U.S. Dollars)

Purchase of Property I – MaoYe	Jan 04, 2008	5,554	894
Purchase of Property II – JiangHuai	Jan 06, 2010	3,600	580
Purchase of Property III – FuLi	Apr 08, 2010	4,025	648
Currency translation		-	(93)
Gross investment in rental properties		13,179	2,029
Accumulated depreciation on rental properties		(3,949)	(608)
Net investment in properties – China		9,230	1,421

The following table presents the Company’s investment properties in China as of June 30, 2015. The exchange rate is based on the exchange rate as of June 30, 2015 published by the Monetary Authority of Singapore.

	Investment	Investment Amount	Investment Amount
	Date	(RMB)	(U.S. Dollars)

Purchase of Property I – MaoYe	Jan 04, 2008	5,554	894
Purchase of Property II – JiangHuai	Jan 06, 2010	3,600	580
Purchase of Property III – FuLi	Apr 08, 2010	4,025	648
Currency translation		-	1
Gross investment in rental properties		13,179	2,123
Accumulated depreciation on rental properties		(3,619)	(583)
Net investment in properties – China		9,560	1,540

Rental Property I - MaoYe

In fiscal 2008, TTCQ purchased an office in Chongqing, China from MaoYe Property Ltd. (“MaoYe”), for a total cash purchase price of RMB 5,554, or approximately $894 based on the exchange rate as of December 31, 2015 published by the Monetary Authority of Singapore. TTCQ rented this property to a third party on July 13, 2008. The term of the rental agreement was five years. The rental agreement was renewed on July 16, 2014 for a further period of five years. The rental agreement provides for a rent increase of 8% every year after July 15, 2015. The renewed agreement expires on July 15, 2018; however, this rental agreement (1,104 square meters at a monthly rental of RMB 39 or approximately $6) was terminated on July 31, 2015. TTCQ identified a new tenant and signed a new rental agreement (653 square meters at a monthly rental of RMB 39, or approximately $6) on August 1, 2015. This rental agreement provides for a rent increase of 5% every year on January 31, commencing the year 2017 till the rental agreement expires on July 31, 2020. TTCQ signed a new rental agreement (451 square meters at a monthly rental of RMB 27, or approximately $4) on January 29, 2016. This rental agreement provides for a rent increase of 5% every year on January 29, commencing the year 2017 till the rental agreement expires on January 29, 2019.

Property purchased from MaoYe generated a rental income of $6 and $28 for the three and six months ended December 31, 2015, respectively, and $30 and $59 for the same periods in the last fiscal year, respectively.

Rental Property II - JiangHuai

In fiscal year 2010, TTCQ purchased eight units of commercial property in Chongqing, China from Chongqing JiangHuai Real Estate Development Co. Ltd. (“JiangHuai”) for a total purchase price of RMB 3,600, or approximately $580 based on the exchange rate as of December 31, 2015 published by the Monetary Authority of Singapore. TTCQ rented all of these commercial units to a third party until the agreement expired in January 2012. TTCQ then rented three of the eight commercial units to another party during the fourth quarter of fiscal year 2013 under a rental agreement that expired on March 31, 2014. Currently all the units are vacant and TTCQ is working with the developer to find a suitable buyer to purchase all the commercial units. TTCQ has yet to receive the title deed for these properties; however TTCQ has the vacancies in possession with the exception of two units, which are in the process of clarification. TTCQ is in the legal process to obtain the title deed, which is dependent on JiangHuai completing the entire project. In September 2014, TTCQ performed a valuation on one of the commercial units and its market value was higher than the carrying amount. As of the date of this report, there was no other valuation performed.

Property purchased from JiangHuai did not generate any rental income during the three and six months ended December 31, 2015 and 2014.

Rental Properties III – FuLi

In fiscal 2010, TTCQ entered into a Memorandum Agreement with Chongqing FuLi Real Estate Development Co. Ltd. (“FuLi”) to purchase two commercial properties totaling 311.99 square meters (“office space”) located in Jiang Bei District Chongqing. Although TTCQ currently rents its office premises from a third party, it intends to use the office space as its office premises. The total purchase price committed and paid was RMB 4,025, or approximately $648 based on the exchange rate as of December 31, 2015 published by the Monetary Authority of Singapore. The development was completed and the property was handed over during April 2013 and the title deed was received during the third quarter of fiscal 2014.

The two commercial properties were leased to third parties under two separate rental agreements, one of which expired in April 2014 and the other of which expired in August 2014.

For the unit for which the agreement expired in April 2014, a new tenant was identified and a new agreement was executed, which expires on April 30, 2017. The new agreement carries an increase in rent by 20% in the first year, as compared to the expired rental agreement. Thereafter the rent increases by approximately 8% for the subsequent years until April 2017.

For the unit for which the agreement expired in August 2014, a new tenant was identified and a rental agreement was executed, which agreement was to expire on August 9, 2016. The agreement carried an increase in rent of approximately 21% in the first year, as compared to the expired rental agreement. Thereafter the rent was to increase by approximately 6% for the subsequent year. The tenant of this unit had defaulted on payment of the quarterly rental due in August 2015, however the rental deposit is available to offset the outstanding rent. In early October 2015, TTCQ issued a legal letter to this tenant on the outstanding amounts to which the tenant has not responded. As of the date of this report, the August 2014 rental agreement (161 square meters at a monthly rental of RMB 16, and approximately $2) was terminated. A new rental agreement with a new tenant (161 square meters at a monthly rental of RMB 14, or approximately $2) was signed on October 21, 2015. This latest rental agreement provides for a rent increase of 6% after the first year, commencing from the year 2016 until the rental agreement expires on October 20, 2017.

Property purchased from FuLi generated a rental income of $12 and $22 for the three and six months ended December 31, 2015, respectively, while it generated a rental income of $14 and $28, respectively, for the same periods in the last fiscal year.

Penang Property I

During the fourth quarter of 2015, the operations in Malaysia planned to sell its factory building in Penang, Malaysia. In accordance to ASC Topic 360, the property was reclassified from investment property, which had a net book value of RM 371, or approximately $98, to assets held for sale since there was an intention to sell the factory building. In May 2015, TTM was approached by a potential buyer to purchase the factory building. On September 14, 2015, application to sell the property was rejected by PDC. The rejection was based on the business activity of the purchaser not suitable to the industry that is being promoted on the said property. However, management is still actively looking for a suitable buyer. As of December 31, 2015 the net book value was RM 369, or approximately $86.

Summary

Total rental income for all investment properties (Property I, II and III) in China was $18 and $50 for the three and six months ended December 31, 2015, respectively, and was $44 and $87, respectively, for the same periods in the last fiscal year.

Depreciation expenses for all investment properties in China were $26 and $52 for the three and six months ended December 31, 2015, respectively, and were $27 and $54, respectively, for the same periods in the last fiscal year.

9. OTHER ASSETS

Other assets consisted of the following:
	Dec. 31, 2015	June 30,
	(Unaudited)	2015

Down-payment for purchase of investment properties	$1,572	$1,645
Down-payment for purchase of property, plant and equipment	34	31
Deposit for rental and utilities	131	147
Ending balance	$1,737	$1,823

10. LINES OF CREDIT

Carrying value of the Company’s lines of credit approximates its fair value because the interest rates associated with the lines of credit are adjustable in accordance with market situations when the Company borrowed funds with similar terms and remaining maturities.

The Company’s credit rating provides it with readily and adequate access to funds in global markets. As of December 31, 2015, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Expiration	Credit	Unused
Facility	Facility	Rate	Date	Limitation	Credit

Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Ranging from 1.9% to 5.6%	-	$5,482	$4,010
Trio-Tech (Malaysia) Sdn. Bhd.	Lines of Credit	Ranging from 6.3% to 6.7%	-	$384	$384
Trio-Tech (Tianjin) Co., Ltd.	Lines of Credit	Ranging from 4.9% to 6.3%	-	$1,232	$1,232

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

On April 10, 2015, Trio-Tech Tianjin signed an agreement with a bank for an Accounts Receivable Financing facility for RMB 8,000, or approximately $1,289, wherein interest is charged at the bank’s lending rate plus a floating interest rate. The effective interest rate is 130% of the bank’s lending rate. The financing facility was set up to facilitate the growing testing operations in our Tianjin operations in China. The immediate holding company, Trio-Tech International Pte. Ltd., acted as the guarantor for this bank facility. The bank account for this facility was set up on August 24, 2015.

11. ACCRUED EXPENSES

Accrued expenses consisted of the following:
	Dec.31, 2015 (Unaudited)	June 30, 2015
Payroll and related costs	$1,151	$1,513
Commissions	55	52
Customer deposits	29	41
Legal and audit	294	244
Sales tax	120	131
Utilities	107	129
Warranty	89	109
Accrued purchase of materials and property, plant and equipment	348	430
Provision for re-instatement of leasehold properties	410	422
Other accrued expenses	200	243
Currency translation effect	(156)	(230)
Total	$2,647	$3,084

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
	Dec. 31, 2015 (Unaudited)	June 30, 2015

Beginning	$103	$60
Additions charged to cost and expenses	25	114
Utilization/ reversal	(39)	(65)
Currency translation effect	(5)	(6)
Ending	$84	$103

13.   BANK LOANS PAYABLE

Bank loans payable consisted of the following:
	Dec. 31, 2015 (Unaudited)	June 30, 2015

Note payable denominated in RM to a commercial bank for expansion plans in Malaysia, maturing in August 2024, bearing interest at the bank’s prime rate (7.4% at December 31, 2015 and June 30, 2015) per annum, with monthly payments of principal plus interest through August 2024, collateralized by the acquired building with a carrying value of $2,751.	$1,885	$2,218

Note payable denominated in U.S. dollars to a financial institution for working capital plans in Singapore and its subsidiaries, maturing in December 2015, bearing interest at the bank’s prime rate plus 1.50% (4.1% to 6.9% at December 31, 2015 and June 30, 2015) with monthly payments of principal plus interest through April 2017. This note payable is secured by plant and equipment with a carrying value of $339.	226	326

Current portion	(319)	(346)
Long term portion of bank loans payable	$1,792	$2,198

Future minimum payments (excluding interest) as at December 31, 2015 were as follows:

2016	$319
2017	214
2018	165
2019	175
2020	184
Thereafter	1,054
Total obligations and commitments	$2,111

Future minimum payments (excluding interest) as at June 30, 2015 were as follows:

2016	$346
2017	322
2018	183
2019	193
2020	203
Thereafter	1,297
Total obligations and commitments	$2,544

14.   COMMITMENTS AND CONTINGENCIES

Trio-Tech (Malaysia) Sdn. Bhd. has expansion plans to meet the growing demands of a major customer in Malaysia, as the existing facility is inadequate to meet the demands of that customer.  The Company has capital commitments for the purchase of equipment and other related infrastructure costs amounting to RM 527, or approximately $123 based on the exchange rate as on December 31, 2015 published by the Monetary Authority of Singapore, in the Malaysia operations.

Trio-Tech (Tianjin) Co. Ltd. in China has capital commitments for the purchase of equipment and other related infrastructure costs amounting to RMB 5,728, or approximately $882 based on the exchange rate as on December 31, 2015 published by the Monetary Authority of Singapore.

As of December 31, 2015, Trio-Tech International Pte. Ltd. in Singapore had no capital commitments for the purchase of equipment and other related infrastructure costs.

The Company leases office space and equipment under non-cancelable capital and operating leases with various expiration dates. The lease term begins on the date of the initial possession of the leased property for the purposes of recognizing lease expense on a straight-line basis over the term of the lease. The Company does not assume renewals in the determination of the lease terms unless the renewals are deemed to be reasonably assured at lease inception.

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

The real estate segment recorded other income of $18 and $50, respectively, for the three and six months ended December 31, 2015 as compared to $16 and $68, respectively, for the same periods in the last fiscal year. Due to the short-term nature of the investments, the investments were classified as loan receivables based on ASC Topic 310-10-25 Receivables. Thus the investment income was classified under other income, which is not part of the below table.

The revenue allocated to individual countries was based on where the customers were located. The allocation of the cost of equipment, the current year investment in new equipment and depreciation expense have been made on the basis of the primary purpose for which the equipment was acquired.

All inter-segment revenue was from the manufacturing segment to the testing and distribution segments. Total inter-segment revenue was $29 and $144 for the three and six months ended December 31, 2015, respectively, as compared to $97 and $142, respectively, for the same periods in the last fiscal year.  Corporate assets mainly consisted of cash and prepaid expenses. Corporate expenses mainly consisted of stock option expenses, salaries, insurance, professional expenses and directors' fees. Corporate expenses are allocated to the four segments. The following segment information table includes segment operating income or loss after including the corporate expenses allocated to the segments, which gets eliminated in the consolidation.

The following segment information is un-audited for the six months ended December 31:

Business Segment Information:
	Six months		Operating		Depr.
	Ended	Net	Income /	Total	and	Capital
	Dec. 31,	Revenue	(Loss)	Assets	Amort.	Expenditures

Manufacturing	2015	$6,416	$371	$5,870	$107	$19
	2014	$6,395	$(735)	$13,460	$70	$23

Testing Services	2015	7,484	360	20,285	777	295
	2014	9,691	1,274	14,896	1,065	870

Distribution	2015	2,334	70	803	-	-
	2014	817	-	678	-	6

Real Estate	2015	50	(70)	3,424	53	-
	2014	87	(91)	3,686	54	-

Fabrication *	2015	-	-	28	-	-
Services	2014	-	-	33	-	-

Corporate &	2015	-	(104)	80	-	-
Unallocated	2014	-	(134)	117	-	-

Total Company	2015	$16,284	$627	$30,490	$937	$314
	2014	$16,990	$314	$32,870	$1,189	$899

The following segment information is un-audited for the three months ended December 31:

Business Segment Information:
	Three months		Operating		Depr.
	Ended	Net	Income /	Total	and	Capital
	Dec. 31,	Revenue	(Loss)	Assets	Amort.	Expenditures

Manufacturing	2015	$3,276	$129	$5,870	$53	$2
	2014	$3,348	$(117)	$13,460	$43	$6

Testing Services	2015	3,701	282	20,285	374	58
	2014	5,073	687	14,896	496	426

Distribution	2015	1,359	51	803	-	-
	2014	432	36	678	-	-

Real Estate	2015	18	(46)	3,424	26	-
	2014	44	(44)	3,686	27	-

Fabrication *	2015	-	-	28	-	-
Services	2014	-	-	33	-	-

Corporate &	2015	-	(88)	80	-	-
Unallocated	2014	-	(126)	117	-	-

Total Company	2015	$8,354	$328	$30,490	$453	$60
	2014	$8,897	$437	$32,870	$566	$432

* Fabrication services is a discontinued operation (Note 19).

16. OTHER INCOME, NET

Other income / (expenses) consisted of the following:

	Three Months Ended		Six Months Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2015	2014	2015	2014
	Unaudited	Unaudited	Unaudited	Unaudited

Investment income deemed interest income	$-	$16	$-	$68
Allowance for doubtful loan receivables	-	(16)	-	(68)
Interest income	4	4	7	6
Other rental income	24	26	48	52
Exchange (loss) / gain	(92)	(59)	92	(70)
Other miscellaneous income	82	36	79	66
Total	$18	$7	$226	$54

Other income included investment income which was deemed to be interest income since the investment was deemed and classified as a loan receivables based on ASC Topic 310-10-25 Receivables amounted to nil for both the three and six months ended December 31, 2015, as compared to $16 and $68, respectively for the same periods in the last fiscal year. Other income for both the three and six months ending December 31, 2015 included nil allowance for both doubtful loan and doubtful interest receivables, as compared to $16 and $68, respectively, for the same periods in the last fiscal year.

17.  INCOME TAX

The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining the provision for income taxes and income tax assets and liabilities, including evaluating uncertainties in the application of accounting principles and complex tax laws. The statute of limitations, in general, is open for years 2004 to 2015 for tax authorities in those jurisdictions to audit or examine income tax returns. The Company is under annual review by the tax authorities of the respective jurisdiction to which the subsidiaries belong.

The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of ASC Topic 740 Income Tax. The Company had an income tax expense of $86 and $153 for the three and six months ended December 31, 2015, respectively, as compared to income tax expense of $132 and $86, respectively, for the same periods in the last fiscal year.

The Company records a provision for income taxes for the anticipated tax consequences of the reported results of operations using the asset and liability method. Under this method, the Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. The Company records a valuation allowance to reduce our deferred tax assets to the net amount which is believed more likely than not to be realized.

The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. Although the Company believes that the uncertain tax positions are adequately reserved, no assurance is provided that the final tax outcome of these matters may not be materially different. Adjustments are made to these reserves when facts and circumstances change, such as the closing of tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences may affect the provision for income taxes in the period in which such determination is made and could have a material impact on the financial condition and operating results. The provision for income taxes includes the effect of any reserves that the Company believes are appropriate, as well as the related net interest and penalties.

The income tax expenses included with-holding tax held by related companies that were not recoverable from the Inland Revenue Board in Singapore.

The Company accrues penalties and interest related to unrecognized tax benefits when necessary as a component of penalties and interest expenses, respectively. The Company had not accrued any penalties or interest expenses relating to unrecognized benefits at December 31, 2015 and June 30, 2015.

18.  NON-CONTROLLING INTEREST

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

The table below reflects a reconciliation of the equity attributable to non-controlling interest:
Non-controlling interest	Dec. 31, 2015	June 30, 2015
Beginning balance	$1,736	$1,732
Net income	143	303
Translation adjustment	(281)	(299)
Ending balance	$1,598	$1,736

19.   DISCONTINUED OPERATION AND CORRESPONDING RESTRUCTURING PLAN

The Company’s Indonesia operation and the Indonesia operation’s immediate holding company, which comprise the fabrication services segment, suffered continued operating losses in the past five fiscal years, and the cash flow was minimal for the past five years. The Company established a restructuring plan to close the fabrication services operation, and in accordance with ASC Topic 205-20, Presentation of Financial Statement Discontinued Operations (“ASC Topic 205-20”), the Company presented the operation results from fabrication services as a discontinued operation, as the Company believed that no continued cash flow would be generated by the discontinued component and that the Company would have no significant continuing involvement in the operations of the discontinued component.

In accordance with the restructuring plan, the Company’s Indonesia operation is negotiating with its suppliers to settle the outstanding balance of accounts payable of $58 and had no collection for accounts receivable as at December 31, 2015. The Company’s fabrication operation in Indonesia is in the process of winding down the operations.

In January 2010, the Company established a restructuring plan to close the Testing operation in Shanghai, China. Based on the restructuring plan and in accordance with ASC Topic 205-20, the Company presented the operation results from Shanghai as a discontinued operation, as the Company believed that no continued cash flow would be generated by the discontinued component (Shanghai subsidiary) and that the Company would have no significant continuing involvement in the operations of the discontinued component. The Shanghai operation had an outstanding balance of accounts payable of $36 and accounts receivable of $2 as at December 31, 2015.

The discontinued operations in Shanghai and in Indonesia incurred general and administrative expenses of $2 for both the three and six months ended December 31, 2015, and $18 for both the same periods in the last fiscal year. The Company anticipates that it may incur additional costs and expenses at the time of winding down the business of the subsidiaries through which the facilities operated.

Income / (loss) from discontinued operations was as follows:
	Three Months Ended		Six Months Ended
	Dec. 31, 2015	Dec. 31, 2014	Dec. 31, 2015	Dec. 31, 2014
	Unaudited	Unaudited	Unaudited	Unaudited

Revenue	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross margin	-	-	-	-

Operating expenses:
General and administrative	2	18	2	18
Total	2	18	2	18

Loss from discontinued operations	(2)	(18)	(2)	(18)

Other income / (expenses)	8	12	(2)	38

Income / (loss) from discontinued operations	$6	$(6)	$(4)	$20

The Company does not provide a separate cash flow statement for the discontinued operation, as the impact of the discontinued operation was immaterial.

20.   EARNINGS PER SHARE

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

As of December 31, 2015, there were 315,000 stock options outstanding, of which 200,000 stock options with exercise prices ranging from $3.10 to $3.81 per share were excluded in the computation of diluted EPS because they were anti-dilutive.

As of December 31, 2014, there were 495,000 stock options outstanding with exercise prices ranging from $2.07 to $4.35 per share which were excluded in the computation of diluted EPS because they were anti-dilutive.

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted EPS for the years presented herein:

	Three Months Ended		Six Months Ended
	Dec. 31, 2015 (Unaudited)	Dec. 31, 2014 (Unaudited)	Dec. 31, 2015 (Unaudited)	Dec. 31, 2014 (Unaudited)
Income / (loss) attributable to Trio-Tech International common shareholders from continuing operations, net of tax	$188	$97	$452	$(41)
Income / (loss) attributable to Trio-Tech International common shareholders from discontinued operations, net of tax	2	(3)	(3)	11
Net Income / (Loss) Attributable to Trio-Tech International Common Shareholders	$190	$94	$449	$(30)
Basic and diluted earnings / (loss) per share from continuing operations attributable to Trio-Tech International	$0.05	0.03	0.13	(0.01)
Basic and diluted earnings per share from discontinued operations attributable to Trio-Tech International	-	-	-	-
Basic and Diluted Earnings / (Loss) per Share from Net Income / (Loss) Attributable to Trio-Tech International	$0.05	$0.03	$0.13	$(0.01)

Weighted average number of common shares outstanding - basic	3,513	3,513	3,513	3,513

Dilutive effect of stock options	16	-	12	-
Number of shares used to compute earnings per share - diluted	3,529	3,513	3,525	3,513

21.  STOCK OPTIONS

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

Assumptions

The fair value for the options granted were estimated using the Black-Scholes option pricing model with the following weighted average assumptions, assuming no expected dividends:

	Six Months Ended Dec. 31,	Year Ended June 30,
	2015	2015

Expected volatility	62.05% to 104.94%	71.44% to 104.94%
Risk-free interest rate	0.30% to 0.78%	0.30% to 0.78%
Expected life (years)	2.50	2.50

The expected volatilities are based on the historical volatility of the Company’s stock. Due to higher volatility, the observation is made on a daily basis for the six months ended December 31, 2015. The observation period covered is consistent with the expected life of options. The expected life of the options granted to employees has been determined utilizing the “simplified” method as prescribed by ASC Topic 718 Stock Based Compensation, which, among other provisions, allows companies without access to adequate historical data about employee exercise behavior to use a simplified approach for estimating the expected life of a "plain vanilla" option grant. The simplified rule for estimating the expected life of such an option is the average of the time to vesting and the full term of the option. The risk-free rate is consistent with the expected life of the stock options and is based on the United States Treasury yield curve in effect at the time of grant.

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

The Company did not grant any options pursuant to the 2007 Employee Plan during the six months ended December 31, 2015, The Company recognized stock-based compensation expenses of $4 in the six months ended December 31, 2015 under the 2007 Employee Plan. There was no balance of unamortized stock-based compensation based on fair value on the grant date related to options granted under the 2007. No stock options were exercised during the six months ended December 31, 2015. The weighted-average remaining contractual term for non-vested options was 0.94 years.

The Company did not grant any options pursuant to the 2007 Employee Plan during the six months ended December 31, 2014. The Company recognized stock-based compensation expenses of $7 in the six months ended December 31, 2014 under the 2007 Employee Plan. The balance of unamortized stock-based compensation of $20 based on fair value on the grant date related to options granted under the 2007 Employee Plan is to be recognized over a period of two years. No stock options were exercised during the three and six months ended December 31, 2014. The weighted-average remaining contractual term for non-vested options was 1.94 years.

As of December 31, 2015, there were vested employee stock options that were exercisable covering a total of 41,250 shares of Common Stock. The weighted-average exercise price was $3.29 and the weighted average contractual term was 2.86 years. The total fair value of vested and outstanding employee stock options as of December 31, 2015 was $136.

As of December 31, 2014, there were vested employee stock options that were exercisable covering a total of 112,500 shares of Common Stock. The weighted-average exercise price was $4.06 and the weighted average contractual term was 1.78 years. The total fair value of vested and outstanding employee stock options as of December 31, 2014 was $456.

A summary of option activities under the 2007 Employee Plan during the six month period ended December 31, 2015 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2015	130,000	$3.93	1.57	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	(80,000)	4.35	-	-
Outstanding at December 31, 2015	50,000	$3.26	2.87	$-
Exercisable at December 31, 2015	41,250	$3.29	2.86	$-

A summary of option activities under the 2007 Employee Plan during the six month period ended December 31, 2014 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2014	130,000	$3.93	2.57	$13
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2014	130,000	$3.93	2.07	$-
Exercisable at December 31, 2014	112,500	$4.06	1.78	$-

A summary of the status of the Company’s non-vested employee stock options during the six months ended December 31, 2015 is presented below:

	Options	Weighted Average Grant-Date Fair Value

Non-vested at July 1, 2015	17,500	$1.69
Granted	-	-
Vested	(8,750)	(1.69)
Forfeited	-	-
Non-vested at December 31, 2015	8,750	$1.69

A summary of the status of the Company’s non-vested employee stock options during the six months ended December 31, 2014 is presented below:

	Options	Weighted Average Grant-Date Fair Value

Non-vested at July 1, 2014	26,250	$1.69
Granted	-	-
Vested	(8,750)	(1.69)
Forfeited	-	-
Non-vested at December 31, 2014	17,500	$1.69

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

On October 5, 2015, the Company granted options to purchase 50,000 shares of its Common Stock to directors pursuant to the 2007 Directors Plan with an exercise price equal to the fair market value of Common Stock (as defined under the 2007 Directors Plan in conformity with Regulation 409A or the Internal Revenue Code of 1986, as amended) at the date of grant. The fair value of the options granted to purchase 50,000 shares of the Company’s Common Stock was approximately $51 based on the fair value of $2.69 per share determined by the Black Scholes option pricing model. As all of the stock options granted under the 2007 Directors Plan vest immediately at the date of grant, there were no unvested stock options granted under the 2007 Directors Plan as of December 31, 2015. No stock options were exercised during the six months ended December 31, 2015.

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

A summary of option activities under the 2007 Directors Plan during the six months ended December 31, 2015 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2015	365,000	$3.65	1.99	$53
Granted	50,000	2.69	-	-
Exercised	-	-	-	-
Forfeited or expired	(150,000)	4.35	-	-
Outstanding at December 31, 2015	265,000	$3.07	2.98	$40
Exercisable at December 31, 2015	265,000	$3.07	2.98	$40

A summary of option activities under the 2007 Directors Plan during the six months ended December 31, 2014 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2014	315,000	$3.62	2.63	$82
Granted	50,000	3.81	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2014	365,000	$3.64	2.49	$43
Exercisable at December 31, 2014	365,000	$3.64	2.49	$43

22.  FAIR VALUE OF FINANCIAL INSTRUMENTS APPROXIMATE CARRYING VALUE

In accordance with ASC Topic 825 and 820, the following presents assets and liabilities measured and carried at fair value and classified by level of fair value measurement hierarchy:

There were no transfers between Levels 1 and 2 during the three and six months ended December 31, 2015 and 2014.

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

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Overview

The following should be read in conjunction with the condensed consolidated unaudited financial statements and notes in Item I above and with the audited consolidated financial statements and notes, and the information under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

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

TTI generated approximately 99.8% of its revenue from its three core business segments in the test and measurement industry, i.e. manufacturing of test equipment, testing services and distribution of test equipment during the three months ended December 31, 2015. To reduce our risks associated with sole industry focus and customer concentration, the Company expanded its business into the real estate investment and oil and gas equipment fabrication businesses in 2007 and 2009, respectively. The Company’s Indonesia operation and the Indonesia operation’s immediate holding company, which comprised the fabrication services segment, suffered continued operating losses since it commenced its operations, and the cash flow was minimal in the past years.  The Company established a restructuring plan to close the fabrication services operation, and in accordance with ASC Topic 205, Presentation of Financial Statement Discontinued Operations (“ASC Topic 205”), the Company presented the operation results from fabrication services as a discontinued operation. The Real Estate segment contributed only 0.2% to the total revenue and has been insignificant since the property market in China has slowed down due to control measures in China.

The Company’s operating results are presented based on the translation of foreign currencies using the respective quarter’s average exchange rate. Strengthening of the U.S. dollar relative to the foreign currencies caused the translation difference during the current year as compared to the same period of last year, affecting the revenue and operating profitability, which negatively impacted our results.

Manufacturing

TTI develops and manufactures an extensive range of test equipment used in the "front end" and the "back end" manufacturing processes of semiconductors. Our equipment includes leak detectors, autoclaves, centrifuges, burn-in systems and boards, HAST testers, temperature controlled chucks, wet benches and more.

Testing

TTI provides comprehensive electrical, environmental, and burn-in testing services to semiconductor manufacturers in our testing laboratories in Southeast Asia and the United States (U.S.). Our customers include both manufacturers and end-users of semiconductor and electronic components, who look to us when they do not want to establish their own facilities. The independent tests are performed to industry and customer specific standards.

Distribution

In addition to marketing our proprietary products, we distribute complementary products made by manufacturers mainly from the U.S., Europe, Taiwan and Japan. The products include environmental chambers, handlers, interface systems, vibration systems, shaker systems, solderability testers and other semiconductor equipment. Besides equipment, we also distribute a wide range of components such as connectors, sockets, LCD display panels and touch-screen panels. Furthermore, our range of products are mainly targeted for industrial products rather than consumer products whereby the life cycle of the industrial products can last from 3 years to 7 years.

Real Estate

Beginning in 2007, TTI has invested in real estate property in Chongqing, China, which has generated investment income from the rental revenue from real estate we purchased in Chongqing, China, and investment returns from deemed loan receivables, which are classified as other income. The rental income is generated from the rental properties in MaoYe, JiangHuai and FuLi in Chongqing, China. In the second quarter of fiscal 2015, the investment in JiaSheng, which was deemed as loans receivable, was transferred to down payment for purchase of investment property in China. During the first three quarters of fiscal 2014, the investment, which is deemed as loans receivable, generated investment returns from the investments in JiaSheng and JiangHuai. Subsequently in the second quarter of fiscal 2014, a full provision was made for the investment in JiangHuai.

Second Quarter Fiscal 2016 Highlights

•	Total revenue decreased by $543, or 6.1%, to $8,354 for the second quarter of fiscal 2016, as compared to $8,897 for the same period in fiscal 2015.
•	Manufacturing segment revenue decreased by $72, or 2.2%, to $3,276 for the second quarter of fiscal 2016, as compared to $3,348 for the same period in fiscal 2015.
•	Testing segment revenue decreased by $1,372, or 27.0%, to $3,701 for the second quarter of fiscal 2016, as compared to $5,073 for the same period in fiscal 2015.
•	Distribution segment revenue increased by $927, or 214.6%, to $1,359 for the second quarter of fiscal 2016, as compared to $432 for the same period in fiscal 2015.
•	Real estate segment revenue decreased by $26, or 59.1%, to $18 for the second quarter of fiscal 2016, as compared to $44 for the same period in fiscal 2015.
•	The overall gross profit margins decreased by 2.2% to 25.3% for the second quarter of fiscal 2016, from 27.5% for the same period in fiscal 2015.
•	Income from operations for the second quarter of fiscal 2016 was $328, a decrease of $109 or 24.9%, as compared to $437 for the same period in fiscal 2015.
•	General and administrative expenses decreased by $112, or 6.5%, to $1,599 for the second quarter of fiscal year 2016, from $1,711 for the same period in fiscal year 2015.
•	Selling expenses decreased by $24, or 14.5%, to $141 for the second quarter of fiscal year 2016, from $165 for the same period in fiscal year 2015.
•	Other income increased by $11 to $18 in the second quarter of fiscal year 2016 compared to $7 in the same period in fiscal year 2015.
•	Tax expense for the second quarter of fiscal year 2016 was $86, a decrease of $46, as compared to $132 in the same period in fiscal year 2015.
•
During the second quarter of fiscal year 2016, income from continuing operations before non-controlling interest, net of tax was $209, a decrease of $45, as compared to $254 for the same period in fiscal year 2015.

•	During the second quarter of fiscal year 2016, income from discontinuing operations net of tax was $6, as compared to a loss of $6 for the same period in fiscal year 2015.
•	Net income attributable to non-controlling interest for the second quarter of fiscal year 2016 was $25, as compared to $154 in the same period in fiscal year 2015.
•	Working capital increased by $922, or 17.4%, to $6,210 as of December 31, 2015 from $5,288 as of June 30, 2015.
•	Earnings per share for the three months ended December 31, 2015 was $0.05, an increase of $0.03, as compared to $0.03 for the same period in fiscal year 2015.
•	Property, plant and equipment decreased by $1,697, or 13.6%, to $10,825 as of December 31, 2015 from $12,522 as of June 30, 2015.
•	Total assets decreased by $1,547, or 4.8%, to $30,490 as of December 31, 2015 from $32,037 as of June 30, 2015.
•	Total liabilities decreased by $791, or 7.0%, to $10,524 as of December 31, 2015 from $11,315 as of June 30, 2015.

Results of Operations and Business Outlook

The following table sets forth our revenue components for the three and six months ended December 31, 2015 and 2014, respectively.

	Three Months Ended		Six Months Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2015	2014	2015	2014

Manufacturing	39.2%	37.6%	39.4%	37.6%
Testing Services	44.3	57.0	46.0	57.0
Distribution	16.3	4.9	14.3	4.9
Real Estate	0.2	0.5	0.3	0.5

Total	100.0%	100.0%	100.0%	100.0%

Revenue for the three months and six months ended December 31, 2015 was $8,354 and $16,284, respectively, a decrease of     $543 and $706, respectively, when compared to the revenue for the same periods of the prior fiscal year. As a percentage, revenue decreased by 6.1% and 4.2% for the three and six months ended December 31, 2015, respectively, when compared to total revenue for the same periods of the prior year.

For the three months ended December 31, 2015, the overall decrease in revenue was primarily due to a decrease in the manufacturing segment in our Singapore operations, U.S. operations and Suzhou, China operations, a decrease in all testing operations, except for the U.S. operations, a decrease in the distribution segment in Suzhou, China, and a decrease in the real estate segment in China. These decreases were partially offset by an increase in the distribution segment in our Singapore and Malaysia operations.

For the six months ended December 31, 2015, the decrease in overall revenue was primarily due to a decrease in all testing operations, except for the U.S. operations, a decrease in distribution segment in Suzhou, China, and a decrease in the real estate segment in China. These decreases were partially offset by an increase in the manufacturing segment in the Singapore, U.S. and Suzhou, China operations, and an increase in the distribution segment primarily in the Singapore and Malaysia operations.

Revenue into and within China, the Southeast Asia regions and other countries (except revenue into and within the U.S.) decreased by $632 (or 7.4%) to $7,938, and by $1,058 (or 6.4%) to $15,476 for the three months and six months ended December 31, 2015, respectively, as compared with $8,570 and $16,534, respectively, for the same periods of last fiscal year.

Revenue into and within the U.S. was $416 and $808 for the three months and six months ended December 31, 2015, respectively, an increase of $89 and $352, respectively, from $327 and $456 for the same periods of last fiscal year, respectively. The increase in the six months result was mainly due to increase in orders received in the second quarter of fiscal 2016, as compared to the same period in the last fiscal year.

Revenue for the three and six months ended December 31, 2015 is discussed within the four segments as follows:

Manufacturing Segment

Revenue in the manufacturing segment as a percentage of total revenue was 39.2% and 39.4% for the three and six months ended December 31, 2015, respectively, an increase of 1.6% and 1.8% of total revenue, respectively, when compared to the same periods of the last fiscal year.  The absolute amount of revenue decreased by $72 to $3,276 from $3,348 and increased by $21 to $6,416 from $6,395 for the three and six months ended December 31, 2015, respectively, compared to the same periods of the last fiscal year.

Revenue in the manufacturing segment for the three and six month periods ended December 31, 2015 decreased primarily due to a decrease in the manufacturing revenue from a major customer, which was partially offset by an increase in demand from a few customers in our manufacturing revenue in the Singapore operations, U.S operations and Suzhou operations, in China.

The revenue in the manufacturing segment from a major customer accounted for 38.3% and 68.2% of our total revenue in the manufacturing segment for the three months ended December 31, 2015 and 2014, respectively, and 42.0% and 69.4% of our total revenue in the manufacturing segment for the six months ended December 31, 2015 and 2014, respectively.

The future revenue in our manufacturing segment will be significantly affected by the purchase and capital expenditure plans of this major customer, if the customer base cannot be increased.

Testing Services Segment

Revenue in the testing segment as a percentage of total revenue was 44.3% and 46.0% for the three and six months ended December 31, 2015, a decrease of 12.7% and 11.0%, respectively, of total revenue when compared to the same periods of the last fiscal year.  The absolute amount of revenue decreased by $1,372 to $3,701 from $5,073 and by $2,207 to $7,484 from $9,691 for the three and six months ended December 31, 2015, respectively, compared to the same periods of the last fiscal year.

Revenue in the testing segment for the three and six month period ended December 31, 2015 decreased primarily due to a decrease in testing volume in all our testing operations. The decrease in testing volume was mainly caused by a decrease in orders from our major customers due to the decrease in demand for our customers’ products.

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

Distribution Segment

Revenue in the distribution segment as a percentage of total revenue was 16.3% and 14.3% for the three and six months ended December 31, 2015, an increase of 11.4% and 9.5%, respectively, when compared to the same periods of the prior fiscal year.  The absolute amount of revenue increased by $927 to $1,359 from $432, and increased by $1,517 to $2,334 from $817 for the three and six months ended December 31, 2015, respectively, compared to the same periods of the last fiscal year.

Revenue in the distribution segment for the three and six month periods ended December 31, 2015 increased primarily due to an increase in demand for products in the Singapore and Malaysia operations, which were partially offset by the decrease in demand for products in our Suzhou, China operations.

Demand in the distribution segment varies depending on the demand for our customers’ products and the changes taking place in the market and our customers’ forecasts.  Hence it is difficult to accurately forecast fluctuations in the market.

Real Estate Segment

The real estate segment accounted for 0.2% and 0.3% of total net revenue for the three and six months ended December 31, 2015. The absolute amount of revenue in the real estate segment decreased by $26 to $18 from $44 and by $37 to $50 from $87 for the three and six months ended December 31, 2015, respectively, compared to the same periods of the last fiscal year. The decrease was primarily due to a decrease in rental income in the real estate segment for the three and six months ended December 31, 2015 as described below.

The two main revenue components for the real estate segment were investment income and rental income.

Rental income for the three and six months ended December 31, 2015 was $18 and $50, respectively, as compared to $44 and $87, respectively, for the same periods of the last fiscal year. The decrease of $26 and $37, respectively, was primarily due to a decrease in rental income from both investment properties, MaoYe and FuLi, due to a decrease in space rented during the period, as compared to the same periods in the last fiscal year. TTCQ is actively looking for suitable tenants for renting the remaining commercial units.

TTCQ has yet to receive the title deed for properties purchased from JiangHuai. TTCQ is in the legal process to obtain the title deed, which is dependent on JiangHuai completing the entire project.

No investment income was recorded as “revenue” for the three months ended December 31, 2015 and 2014. Income was nil for both the three and six months ended December 31, 2015, as compared to $16 and $68 for the same periods of the prior fiscal year, from certain of our property development investments, was reclassified to loan receivables. Such income is included in “Other Income” with effect from the third quarter of fiscal 2011 in accordance with ASC Topic 310-10-25 Receivables.

“Investments” in the real estate segment were the cost of an investment in a joint venture in which we had a 10% interest. During the second quarter of fiscal year 2014, TTCQ disposed of its 10% interest in the joint venture. The joint venture had to raise funds for the development of the project. As a joint-venture partner, TTCQ was required to stand guarantee for the funds to be borrowed; considering the amount of borrowing, the risk involved was higher than the investment made and hence TTCQ decided to dispose of the 10% interest in the joint venture investment. On October 2, 2013, TTCQ entered into a share transfer agreement with Zhu Shu. Based on the agreement the purchase price was to be paid by (1) RMB 10,000 worth of commercial property in Chongqing, China, or approximately $1,634 based on exchange rates published by the Monetary Authority of Singapore as of October 2, 2013, by non-monetary consideration and (2) the remaining RMB 8,000, or approximately $1,307 based on exchange rates published by the Monetary Authority of Singapore as of October 2, 2013, by cash consideration. The consideration consists of (1) commercial units measuring 668 square meters to be delivered in June 2016 and (2) sixteen quarterly equal installments of RMB 500 per quarter commencing from January 2014. Based on ASC Topic 845 Non-monetary Consideration, the Company deferred the recognition of the gain on disposal of the 10% interest in joint venture investment until such time that the consideration is paid, so that the gain can be ascertained. The recorded value of the disposed investment amounting to $783, based on exchange rates published by the Monetary Authority of Singapore as of June 30, 2014, is classified as “other assets” under non-current assets, because it is considered a down payment for the purchase of the commercial property in Chongqing. The first three installment amounts of RMB 500, each due in January 2014, April 2014 and July 2014, were all outstanding until the date of disposal of the investment in the joint venture. Out of the outstanding RMB 8,000, TTCQ had received RMB 100 during May 2014. However, the transferee, Jun Zhou Zhi Ye, has not registered the share transfer (10% interest in the joint venture) with the relevant authorities in China as of the date of this report.

On October 14, 2014, TTCQ and Jun Zhou Zhi Ye entered into a memorandum of understanding. Based on the memorandum of understanding, both parties have agreed to register a sales and purchase agreement upon Jun Zhou Zhi Ye obtaining the license to sell the commercial property (the Singapore Themed Resort Project) located in Chongqing, China. The proposed agreement is for the sale of shop lots with a total area of 1,484.55 square meters as consideration for all the outstanding amounts owed to TTCQ by Jun Zhou Zhi Ye as follows:

a)	Long term loan receivable of RMB 5,000, or approximately $814, as disclosed in Note 4, plus the interest receivable on long term loan receivable of RMB 1,250;
b)	Commercial units measuring 668 square meters, as mentioned above; and
c)	RMB 5,900 for the part of the unrecognized cash consideration of RMB 8,000 relating to the disposal of the joint venture.

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

Uncertainties and Remedies

There are several influencing factors which create uncertainties when forecasting performance, such as the constantly changing nature of technology, specific requirements from the customer, decline in demand for certain types of burn-in devices or equipment, decline in demand for testing services and fabrication services, and other similar factors. One factor that influences uncertainty is the highly competitive nature of the semiconductor industry. Another is that some customers are unable to provide a forecast of the products required in the upcoming weeks; hence it is difficult to plan for the resources needed to meet these customers’ requirements due to short lead time and last minute order confirmation. This will normally result in a lower margin for these products, as it is more expensive to purchase materials in a short time frame.  However, the Company has taken certain actions and formulated certain plans to deal with and to help mitigate these unpredictable factors.  For example, in order to meet manufacturing customers’ demands upon short notice, the Company maintains higher inventories, but continues to work closely with its customers to avoid stock piling.  We have also been improving customer service from staff by keeping our staff up to date on the newest technology and stressing the importance of understanding and meeting the stringent requirements of our customers.  Finally, the Company is exploring new markets and products, looking for new customers, and upgrading and improving burn-in technology while at the same time searching for improved testing methods of higher technology chips.

There are several influencing factors which create uncertainties when forecasting performance of our real estate segment, such as obtaining the rights by the joint venture to develop the real estate projects in China, inflation in China, currency fluctuations and devaluation, and changes in Chinese laws, regulations, or their interpretation.

Comparison of the Three Months Ended December 31, 2015 and December 31, 2014

The following table sets forth certain consolidated statements of income data as a percentage of revenue for the three months ended December 31, 2015 and 2014, respectively:

	Three Months Ended
	Dec. 31, 2015	Dec. 31, 2014

Revenue	100.0%	100.0%
Cost of sales	74.7	72.5
Gross Margin	25.3%	27.5%
Operating expenses
General and administrative	19.1%	19.2%
Selling	1.7	1.9
Research and development	0.6	0.5
Impairment loss	-	0.6
(Gain) / loss on disposal of property, plant and equipment	-	0.3
Total operating expenses	21.4%	22.5%
Income from Operations	3.9%	5.0%

Overall Gross Margin

Overall gross margin as a percentage of revenue decreased by 2.2% to 25.3% for the three months ended December 31, 2015, from 27.5% for the same period of the last fiscal year, primarily due to an increase in the gross profit margin in the manufacturing segment, which was partially offset by a decrease in gross profit margin in the testing segment, distribution segment and real estate segment. In terms of absolute dollar amounts, gross profits decreased by $328 to $2,115 for the three months ended December 31, 2015, from $2,443 as compared to the same period of the last fiscal year.

Gross profit margin as a percentage of revenue in the manufacturing segment increased by 6.0% to 24.6% for the three months ended December 31, 2015, from 18.6% in the same period of the last fiscal year. The increase in gross margin was due to the change in product mix, as this segment increased sales of products that had higher profit margins and decreased sale of products that had lower profit margins due to the change in product mix in the manufacturing segment, as compared to the same period of last fiscal year. As a result of the change in product mix, the decrease in cost was higher than the decrease in manufacturing revenue for the three months ended December 31, 2015, as compared to the same period last fiscal year. In absolute dollar amounts, gross profits in the manufacturing segment increased by $183 to $805 for the three months ended December 31, 2015 from $622 for the same period of last fiscal year.

Gross profit margin as a percentage of revenue in the testing segment decreased by 1.3% to 32.5% for the three months ended December 31, 2015, from 33.8% in the same period of the last fiscal year.  The decrease was primarily due to a decrease in testing volume in all the testing operations and lower average selling prices, which were partially offset by the increase in gross profit margin in the Suzhou, China operations. Significant portions of our cost of goods sold are fixed in the testing segment. Thus, as the demand of services and factory utilization decrease, the fixed costs are spread over the decreased output, which decreases the gross profit margin. Overall, the testing operations decreased their space utilization. The Suzhou, China operations reduced its cost on factory space, hence it managed to increase its space utilization. In absolute dollar amounts, gross profit in the testing segment decreased by $515 to $1,202 for the three months ended December 31, 2015 from $1,717 for the same period of the last fiscal year.

The gross profit margin of the distribution segment is not only affected by the market price of our products, but also our product mix, which changes frequently as a result of changes in market demand. Gross profit margin as a percentage of revenue in the distribution segment decreased by 13.2% to 8.8% for the three months ended December 31, 2015, from 22.0% in the same period of the last fiscal year. The decrease in gross margin as a percentage of revenue was due to the change in product mix in the distribution segment, as this segment had an increase in sales of products that had lower profit margin and a decline in sales of products that had higher profit margin, as compared to the same period of last fiscal year. In terms of absolute dollar amounts, gross profit in the distribution segment for the three months ended December 31, 2015 was $119, an increase of $24 as compared to $95 in the same period of last fiscal year.

Gross loss margin as a percentage of revenue in the real estate segment was 61.1% for the three months ended December 31, 2015, as compared to a gross profit margin of 20.5% in the same period of the last fiscal year. In absolute dollar amounts, gross loss in the real estate segment for the three months ended December 31, 2015 was $11, a deterioration of $20 from a gross profit of $9 in the same period of last fiscal year.  The deterioration was primarily due to a decrease in rental income from both investment properties, MaoYe and FuLi, due to a decrease in space rented out, as compared to the same period in the last fiscal year.

Operating Expenses

Operating expenses for the three months ended December 31, 2015 and 2014 were as follows:

	Three Months Ended
	Dec. 31, 2015	Dec. 31, 2014
(Unaudited)
General and administrative	$1,599	$1,711
Selling	141	165
Research and development	51	47
Impairment loss	-	55
(Gain) / loss on disposal of property, plant and equipment	(4)	28
Total	$1,787	$2,006

General and administrative expenses decreased by $110, or 6.4%, from $1,711 to $1,599 for the three months ended December 31, 2015 compared to the same period of last fiscal year. The decrease in the general and administrative expenses was mainly attributable to the decrease in expenses in all operations, except for the Malaysia operations, U.S. operations, Tianjin operations and Suzhou, China operations.

The decrease in general and administrative expenses was primarily due to the reversal of provision for bonus, which provision was no longer required as at December 31, 2015 since the bonus had been paid in the Singapore and Malaysia operations, and a decrease in legal fees and travelling and entertainment expenses in Chongqing, China, as compared to the same period last fiscal year. This decrease was partially offset by an increase in staff-related expenses in the Malaysia operations, Tianjin operations and Suzhou, China operations, and an increase in professional fees in the China subsidiaries.

Selling expenses decreased by $24, or 14.5%, for the three months ended December 31, 2015, from $165 to $141, as compared to the same period of the last fiscal year. The decrease was mainly due to a decrease in travel expenses and commission expenses as the commissionable revenue decreased in the Malaysia operations and Tianjin, China operations, as compared to the same period last fiscal year.

There was an impairment loss on certain equipment in the Tianjin, China operation, found not suitable to test customers’ products in the second quarter of last fiscal year, while there was no such impairment loss in the second quarter of this fiscal year.

Income from Operations

Income from operations was $328 for the three months ended December 31, 2015, as compared to $437 for the same period of last fiscal year. The decrease was mainly due to the decrease in gross margin, which was partially offset with the decrease in operating expenses, as previously discussed.

Interest Expense

Interest expense for the second quarter of fiscal years 2016 and 2015 were as follows:

	Three Months Ended
	Dec. 31, 2015	Dec. 31, 2014
(Unaudited)
Interest expense	$(51)	$(58)

Interest expense decreased by $7 to $51 from $58 for the three months ended December 31, 2015, primarily due to payment of credit facilities and decreasing lines of credit utilized in the Singapore and Malaysia operations. Lines of credit utilized were $1,472 as at December 31, 2015 as compared to $2,689 as at December 31, 2014. We are trying to keep our debt at a minimum in order to save financing costs. As of December 31, 2015, the Company had unused lines of credit of $5,626 as compared to $5,875 as at December 31, 2014.

Income Tax Expenses

Income tax expenses for the three months ended December 31, 2015 were $86, a decrease of $46 as compared to $132 for the same period last fiscal year. The decrease in income tax expense was mainly due to the lower taxable income in the Tianjin, China operations in the second quarter of fiscal year 2016 as compared to the same period last fiscal year. The decrease was also contributed by the deferred tax for the timing differences in the Singapore, Malaysia and China operations for the three months ended December 31, 2015 as compared to the same period in the last fiscal year.

We record a provision for income taxes for the anticipated tax consequences of the reported results of operations using the asset and liability method. Under this method, we recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. We record a valuation allowance to reduce our deferred tax assets to the net amount that we believe is more likely than not to be realized.

Tax expense for the three months ended December 31, 2015 and 2014 included $3 and $59, respectively, representing the tax withheld by the China, Malaysia and Thailand subsidiaries for the payments made to the Singapore subsidiary that is not recoverable. The taxes withheld by the China, Malaysia and Thailand subsidiaries were paid to the Inland Revenue department of the respective countries.

Non-controlling Interest

As of December 31, 2015, we held a 55% interest in Trio-Tech (Malaysia) Sdn. Bhd., Trio-Tech (Kuala Lumpur) Sdn. Bhd., SHI International Pte. Ltd. and PTSHI Indonesia, and a 76% interest in Prestal Enterprise Sdn. Bhd. The non-controlling interest for the three months ended December 31, 2015, in the net income of subsidiaries, was $25, a decrease of $129 compared to $154 for the same period of the previous fiscal year. The decrease in the non-controlling interest in the net income of subsidiaries was attributable to the decrease in net income generated by the Malaysia testing operation due to lower revenue as compared to the same period in the last fiscal year.

Income / (Loss) from Discontinued Operations

Income from discontinued operations was $6 for the three months ended December 31, 2015, as compared to a loss $6 for the same period of the last fiscal year. The increase in income from discontinued operations was primarily due to a decrease in general and administrative by $16 for the three months ended December 31, 2015, as compared to the same period last fiscal year.

Net Income

Net income was $190 for the three months ended December 31, 2015, an increase of $96 as compared to $94 for the three months ended December 31, 2014. The increase in net income was mainly due to the decrease in operating expenses and a decrease in tax expenses, which were partially offset by the decrease in gross profit margin, as previously discussed.

Earnings per Share

Basic and diluted earnings per share from continuing operations for the three months ended December 31, 2015 was $0.05 compared to basic and diluted earnings per share of $0.03 in the same period of the last fiscal year. The increase in earnings per share was due to an increase in net income, as discussed above.

Basic and diluted earnings per share from the discontinued operations were nil for both the three months ended December 31, 2015 and 2014, respectively.

Segment Information

The revenue, gross margin and income from each segment for the second quarter of fiscal years 2016 and 2015, respectively, are presented below. As the revenue and gross margin for each segment have been discussed in the previous section, only the comparison of income from operations is discussed below.

Manufacturing Segment

The revenue, gross margin and loss from operations for the manufacturing segment for the three months ended December 31, 2015 and 2014 were as follows:

	Three Months Ended
	Dec. 31, 2015	Dec. 31, 2014
(Unaudited)
Revenue	$3,276	$3,348
Gross margin	24.6%	18.6%
Income / (loss) from operations	$129	$(117)

Income from operations in the manufacturing segment was $129 for the three months ended December 31, 2015, an improvement of $246, as compared to a loss of $117 in the same period of the last fiscal year. The improvement was primarily due to an increase of $183 in the gross margin and a decrease of $63 in operating expenses as discussed earlier. Operating expenses for the manufacturing segment were $676 and $739 for the three months ended December 31, 2015 and 2014, respectively.  The decrease in operating expenses of $63 was mainly due to a decrease in general and administrative expenses of $56 and a decrease in selling expenses of $9, as compared to the same period of last fiscal year. The decrease in general and administrative expenses was primarily due to the reversal of provision for bonus in the Singapore operations, which provision was no longer required as at December 31, 2015, since bonus payment was made in the Singapore operations. This decrease was partially offset by an increase in professional fees in the Suzhou, China operations, as compared to the same period last fiscal year.

Testing Segment

The revenue, gross margin and income from operations for the testing segment for the three months ended December 31, 2015 and 2014 were as follows:

	Three Months Ended
	Dec. 31, 2015	Dec. 31, 2014
(Unaudited)
Revenue	$3,701	$5,073
Gross margin	32.5%	33.8%
Income from operations	$282	$687

Income from operations in the testing segment for the three months ended December 31, 2015 was $282, a decrease of $405 compared to $687 in the same period of last fiscal year. The decrease in operating income was mainly attributable to a decrease of $515 in gross margin, as discussed earlier, which was partially offset by a decrease of $110 in operating expenses. Operating expenses were $920 and $1,030 for the three months ended December 31, 2015 and 2014, respectively. The decrease in operating expenses was mainly attributable to a decrease in impairment expenses by $55, a decrease in loss on disposal of property, plant and equipment by $28 and a decrease in selling expenses by $21 from commission expenses, due to a decrease in commissionable sales. These decreases were partially offset by an increase in allocation of the corporate charges by $11 as compared to the same period of last fiscal year. Corporate charges are allocated on a pre-determined fixed charge basis.

Distribution Segment

The revenue, gross margin and income from operations for the distribution segment for the three months ended December 31, 2015 and 2014 were as follows:

	Three Months Ended
	Dec. 31, 2015	Dec. 31, 2014
(Unaudited)
Revenue	$1,359	$432
Gross margin	8.8%	22.0%
Income from operations	$51	$36

Income from operations in the distribution segment increased by $15 to $51 for the three months ended December 31, 2015, as compared to $36 in the same period of last fiscal year. The increase in operating income was mainly due to an increase in gross profit by $24, which was partially offset by an increase in operating expenses by $9. Operating expenses were $68 and $59 for the three months ended December 31, 2015 and 2014, respectively. Operating expenses increased mainly due to an increase in selling and commission expenses and an increase in allocation of corporate charges. Commission expenses increased due to an increase in commissionable sales. Corporate charges are allocated on a pre-determined fixed charge basis. These increases were partially offset by the decrease in general and administrative expenses from the reversal of provision for bonus no longer required, since bonus payment was made in the Singapore operations.

Real Estate Segment

The revenue, gross margin and loss from operations for the real estate segment for the three months ended December 31, 2015 and 2014 were as follows:

	Three Months Ended
	Dec. 31, 2015	Dec. 31, 2014
(Unaudited)
Revenue	$18	$44
Gross (loss) / margin	(61.1)%	20.5%
Loss from operations	$(46)	$(43)

Loss from operations in the real estate segment for the three months ended December 31, 2015 was $46, an increase of $3, as compared to $43 for the same period of the last fiscal year.  The increase in operating loss was mainly due to a decrease in gross margin as discussed earlier, which was partially offset by a decrease in operating expenses of $17. The operating expenses were $35 and $52 for the three months ended December 31, 2015 and 2014, respectively. The decrease in operating expenses as compared to the same quarter in last fiscal year was primarily due to a decrease travelling and entertainment expenses.

Corporate

The loss from operations for corporate for the three months ended December 31, 2015 and 2014 were as follows:

	Three Months Ended
	Dec. 31, 2015	Dec. 31, 2014
(Unaudited)
Loss from operations	$(88)	$(126)

Corporate operating loss decreased by $38 to $88 for the three months ended December 31, 2015 from $126 in the same period of the last fiscal year.  The decrease in operating loss was mainly due to a decrease in travel expenses and timing difference in the professional fees. Stock options covering an aggregate of 50,000 shares were granted to directors during the three months ended December 31, 2015 resulting in stock option expenses of $51 as compared to $89 for the same period of last fiscal year.

Comparison of the Six Months Ended December 31, 2015 and December 31, 2014

	Six Months Ended
	Dec. 31, 2015	Dec. 31, 2014

Revenue	100.0%	100.0%
Cost of sales	73.6	75.0
Gross Margin	26.4%	25.0%
Operating expenses:
General and administrative	20.0%	20.2%
Selling	1.9	1.7
Research and development	0.6	0.6
Impairment loss	-	0.4
Loss on disposal of property, plant and equipment	-	0.2
Total operating expenses	22.5%	23.1%
Income from Operations	3.9%	1.9%

Overall Gross Margin

Overall gross margin as a percentage of revenue increased by 1.4% to 26.4% for the six months ended December 31, 2015, from 25.0% in the same period of last fiscal year, primarily due to an increase in the gross profit margin in the manufacturing segment, which was partially offset by a decrease in the gross profit margin in the testing segment, distribution segment and real estate segment. In terms of absolute dollar amounts, gross profits increased by $53 to $4,293 for the six months ended December 31, 2015, from $4,240 for the same period of the last fiscal year.

Gross profit margin as a percentage of revenue in the manufacturing segment increased by 16.2% to 28.6% for the six months ended December 31, 2015, from 12.4% in the same period of the last fiscal year. In absolute dollar amounts, the gross profit increased by $1,040 to $1,836 for the six months ended December 31, 2015 as compared to $796 for the same period in last fiscal year. The increase in absolute dollar amount of gross margin was primarily due to a decrease in cost in our Singapore operations due to the reversal of provision for bonus as the provision was no longer required as at December 31, 2015, as compared to the same period last fiscal year. The increase in gross profit was also attributable to the increase in manufacturing revenue in our Singapore operations, US. operations and Suzhou, China operations.

Gross profit margin as a percentage of revenue in the testing segment decreased by 4.1% to 29.8% for the six months ended December 31, 2015 from 33.9% in the same period of the last fiscal year. The decrease was primarily due to a decrease in testing volume in all the testing operations and lower average selling prices, which were partially offset by the increase in gross profit margin in the Suzhou, China operations. As the demand of services and factory utilization decrease, the fixed costs are spread over a decreased output, which decreases the gross profit margin. The Suzhou, China operations reduced its cost on factory space, hence it managed to increase its space utilization. In terms of absolute dollar amounts, gross profit in the testing segment decreased by $1,059 to $2,227 for the six months ended December 31, 2015, from $3,286 for the same period of the last fiscal year.

Gross profit margin as a percentage of revenue in the distribution segment decreased by 6.8% to 10.3% for the six months ended December 31, 2015, from 17.1% for the same period of the last fiscal year.  The decrease in gross margin was due to the change in product mix, as this segment had fewer sales of products with a higher profit margin as compared to the same period of last fiscal year.  In terms of absolute dollar amounts, gross profit in the distribution segment for the six months ended December 31, 2015 was $241, an increase of $101 as compared to $140 in the same period of the last fiscal year. The gross profit margin of the distribution segment was not only affected by the market price of our products, but also our product mix, which changes frequently as a result of changes in market demand.

Gross loss margin as a percentage of revenue in the real estate segment was 22.0% for the six months ended December 31, 2015, a deterioration of 42.7% from gross profit margin of 20.7% for the same period in the last fiscal year. In terms of absolute dollar amounts, gross loss in the real estate segment for the six months ended December 31, 2015 was $11, a deterioration of $29 from a gross profit $18 in the same period of the last fiscal year. The deterioration was primarily due to a decrease in rental income from both investment properties, MaoYe and FuLi, due to a decrease in space rented during the period, as compared to the same period in the last fiscal year.

Operating Expenses

Operating expenses for the six months ended December 31, 2015 and 2014 were as follows:

	Six Months Ended
	Dec. 31, 2015	Dec. 31, 2014
(Unaudited)
General and administrative	$3,261	$3,438
Selling	312	296
Research and development	97	94
Impairment loss	-	70
(Gain) / loss on disposal of property, plant and equipment	(4)	28
Total	$3,666	$3,926

General and administrative expenses decreased by $177, or 5.1%, from $3,438 to $3,261 for the six months ended December 31, 2015 compared to the same period of the last fiscal year. There was a decrease in general and administrative expenses in all operations, except for the Tianjin and Suzhou operations, in China.

The decrease in general and administrative expenses was mainly attributable to a decrease in stock option expenses, traveling expenses and professional fees in the corporate office and reversal of provision for bonus, which provision was no longer required, since the bonus payment was made in the Singapore and Malaysia operations. These decreases were partially offset by an increase in staff related expenses and professional fees in the Tianjin and Suzhou operations, in China, for the six months ended December 31, 2015 as compared to the same period of last fiscal year.

Selling expenses increased by $16, or 5.4%, for the six months ended December 31, 2015, from $296 to $312 compared to the same period of the last fiscal year, which was mainly due to an increase in commission expenses in our U.S. operations and Singapore operations as a result of an increase in commissionable sales, which were partially offset by the decrease in commissionable expenses in our Malaysia operations, Thailand operations and Tianjin, China operations.

There was an impairment loss on certain equipment in the Tianjin, China operation, found not suitable to test customers’ products in the six months ended December 31, 2014, while there was no such impairment loss in the six months ended December 31, 2015.

Income from Operations

Income from operations was $627 for the six months ended December 31, 2015 as compared to $314 for the same period of the last fiscal year. The increase was mainly due to an increase in gross profit margin and a decrease in operating expenses, as discussed earlier.

Interest Expense

Interest expense for the six months ended December 31, 2015 and 2014 were as follows:
	Six Months Ended
	Dec. 31, 2015	Dec. 31, 2014
(Unaudited)
Interest expense	$(104)	$(122)

Interest expense decreased by $18 to $104 from $122 for the six months ended December 31, 2015 as compared to the same period of the last fiscal year due to repayment of credit facilities by the Singapore and Malaysia operations, which were partially offset by the higher interest from the increase in lines of credit in the Tianjin, China operations in the first quarter of fiscal year 2016.

Income Tax Expenses

Income tax expense for the six months ended December 31, 2015 was $153, an increase of $67, as compared to $86 for the same period of last fiscal year.  The increase in income tax expense was mainly because the Tianjin operation was in a tax payable position for the first two quarters of fiscal year 2016, while it was in a tax payable position only in the second quarter of fiscal year 2015. The increase was partially offset by the deferred tax for the timing differences in the Singapore and Malaysia operations for the six months ended December 31, 2015 as compared to the same period in the last fiscal year.

We record a provision for income taxes for the anticipated tax consequences of the reported results of operations using the asset and liability method. Under this method, we recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. We record a valuation allowance to reduce our deferred tax assets to the net amount that we believe is more likely than not to be realized.

Tax expenses for the six months ended December 31, 2015 and 2014 included $23 and $66, respectively, representing the tax withheld by the China and Malaysia subsidiaries for the payments made to the Singapore subsidiary that is not recoverable. The taxes withheld by the China and Malaysia subsidiaries were paid to the Inland Revenue department of the respective countries.

Non-controlling Interest

As of December 31, 2015, we held a 55% interest in Trio-Tech Malaysia, Trio-Tech (Kuala Lumpur) Sdn. Bhd., SHI International Pte. Ltd. and PTSHI Indonesia, and a 76% interest in Prestal Enterprise Sdn. Bhd. The non-controlling interest for the six months ended December 31, 2015, in the net income of subsidiaries, was $143, a decrease of $67, as compared to $210 for the same period of last fiscal year. The decrease in the non-controlling interest in the net income of subsidiaries was attributable to the decrease in net income generated by the Malaysia testing operations due to lower revenue as compared to the same period in the last fiscal year.

(Loss) / Income from Discontinued Operations

Loss from discontinued operations was $4 for the six months ended December 31, 2015, as compared to an income of $20 for the same period of the last fiscal year. The other income in the discontinued operations was lower during the six months ended December 31, 2015, which was partially offset by the decrease in general and administrative expenses as compared to the same period in the last fiscal year.

Net Income/ (Loss)

Net income was $449 for the six months ended December 31, 2015, an improvement of $479, as compared to a net loss of $30 for the same period in the last fiscal year. The improvement was mainly due to an increase in gross margin and a decrease in operating expenses as discussed above.

Earnings / (Loss) per Share

Basic and diluted earnings per share from continuing operations for the six months ended December 31, 2015 was $0.13 compared to basic and diluted loss per share of $0.01 in the same period of last fiscal year.  Improvement in earnings per share was mainly due to higher gross margin and lower operating expenses for the six months ending December 31, 2015, as discussed earlier.

Basic and diluted earnings per share from discontinued operations were nil for both the six months ended December 31, 2015 and 2014.

Segment Information

The revenue, gross profit margin, and income or loss from each segment for the six months ended December 31, 2015 and 2014, respectively, are presented below.  As the segment revenue and gross margin for each segment have been discussed in the previous section, only the comparison of income from operations is discussed below.

Manufacturing Segment

The revenue, gross margin and income or loss from operations for the manufacturing segment for the six months ended December 31, 2015 and 2014 were as follows:

	Six Months Ended
	Dec. 31, 2015	Dec. 31, 2014
(Unaudited)
Revenue	$6,416	$6,395
Gross margin	28.6%	12.4%
Income / (loss) from operations	$371	$(735)

Income from operations from the manufacturing segment was $371 for the six months ended December 31, 2015, an improvement of $1,106 as compared to a loss of $735 in the same period of the last fiscal year, primarily due to an increase in gross margin by $1,040. Operating expenses for the manufacturing segment were $1,465 and $1,531 for the six months ended December 31, 2015 and 2014, respectively. The decrease in operating expenses of $66 was mainly due to a decrease in general and administrative expenses in the Singapore operations from the reversal of provision for bonus, which provision was no longer required since bonus payment was made in the Singapore operations as at December 31, 2015 and a decrease in allocation of corporate expenses on a predetermined fixed charge basis, which was lower than the six months ended December 31, 2014. The decrease was also attributable to an impairment loss recorded by the Singapore operations for the six months ended December 31, 2014, there being no such impairment loss in the six months ended December 31, 2015. These decreases were partially offset by the increase in professional fees in the Suzhou, China operations as compared to the same period last fiscal year.

Testing Segment

The revenue, gross margin and income from operations for the testing segment for the six months ended December 31, 2015 and 2014 were as follows:

	Six Months Ended
	Dec. 31, 2015	Dec. 31, 2014
(Unaudited)
Revenue	$7,484	$9,691
Gross margin	29.8%	33.9%
Income from operations	$360	$1,274

Income from operations in the testing segment for the six months ended December 31, 2015 was $360, a decrease of $914 compared to $1,274 in the same period of the last fiscal year. The decrease in operating income was attributable to a decrease in gross profit of $1,059, which was partially offset by a decrease in operating expenses of $145. Operating expenses were $1,867 and $2,012 for the six months ended December 31, 2015 and 2014, respectively. The decrease in operating expenses was mainly attributable to a decrease in selling expenses due to lower commission expenses due to a decrease in commissionable sales, and a decrease in general and administrative expenses due to reversal of provision for bonus, which provision was no longer required, since bonus payment was made in the Singapore and Malaysia operations. These decreases were partially offset by an increase in allocation of corporate expenses on a predetermined fixed charge basis and an increase in professional fees in the Tianjin and Chongqing operations, in China. The decrease in operating expenses in the six months ended December 31, 2014 was due to an impairment in the Tianjin operations from certain equipment found not suitable to test customer’s products and a loss on disposal in the Suzhou operations to reduce factory space, whereas there was no such impairment loss and no loss on disposal in the six months ended December 31, 2015.

Distribution Segment

The revenue, gross margin and income from operations for the distribution segment for the six months ended December 31, 2015 and 2014 were as follows:

	Six Months Ended
	Dec. 31, 2015	Dec. 31, 2014
(Unaudited)
Revenue	$2,334	$817
Gross margin	10.3%	17.1%
Income from operations	$70	$-

Income from operations in the distribution segment was $70 and nil for the six months ended December 31, 2015 and 2014, respectively. The increase in operating income was mainly due to an increase in revenue and an increase in gross profit, as discussed earlier. Gross profit increased by $101, which was partially offset by an increase in operating expenses of $31. Operating expenses were $171 and $140 for the six months ended December 31, 2015 and 2014, respectively. The increase in operating expenses was mainly due to an increase in allocation of corporate expenses, which is charged on a predetermined fixed basis, which was higher than corporate expenses in the same period in last fiscal year. The increase was also attributable to an increase in selling expenses due to higher travelling expenses and commission expenses from an increase in commissionable sales, as compared to the same period last fiscal year.

Real Estate Segment

The revenue, gross loss or margin and loss from operations for the real estate segment for the six months ended December 31, 2015 and 2014 were as follows:

	Six Months Ended
	Dec. 31, 2015		Dec. 31, 2014
(Unaudited)
Revenue	$50		$87
Gross (loss) / margin	(22.0	) %	20.7%
Loss from operations	$(70)		$(91)

Loss from operations in the real estate segment for the six months ended December 31, 2015 was $70, a decrease of $21 as compared to $91 for the same period of the last fiscal year.  The decrease in operating loss was mainly due to a decrease in operating expenses, which was partially offset by a decrease in gross margin, as discussed earlier. Operating expenses decreased by $50 to $59 for the six months ended December 31, 2015 as compared to $109 for the same period in the last fiscal year. The decrease in operating expenses was mainly due to a decrease in legal fees and travelling and entertainment expenses.

Corporate

The loss from operations for corporate for the six months ended December 31, 2015 and 2014 were as follows:

	Six Months Ended
	Dec. 31, 2015	Dec. 31, 2014
(Unaudited)
Loss from operations	$(104)	$(134)

Operating losses in the corporate office for the six months ended December 31, 2015 were $104, a decrease of $30, as compared to $134 for the same period of the last fiscal year.  This was mainly due to a decrease in stock option expenses, staff-related expenses and professional fees. The stock option expenses for the six months ended December 31, 2015 were $55, a decrease of $34 from $89 for the same period in the last fiscal year.

Financial Condition

During the six months ended December 31, 2015 total assets decreased by $1,547, from $32,037 as at June 30, 2015 to $30,490 as at December 31, 2015. The decrease in total assets was primarily due to a decrease in trade accounts receivables, other receivables, deferred tax assets, investment properties, property, plant and equipment, other assets and restricted term deposits, which were partially offset by an increase in cash and cash equivalents, inventories and prepaid expenses.

Cash and cash equivalents were $4,370 as at December 31, 2015, reflecting an increase of $659 from $3,711 as at June 30, 2015, primarily due to an improvement in collections from our major customers in the Singapore operations, Malaysia operations and Tianjin, China operations. The number of days’ sales outstanding in accounts receivables was 84 days at the end of the second quarter of fiscal year 2016 and 88 days for the fiscal year ended 2015. The cash inflow from the improvement in collections was partially offset by the cash outflow from the payment of bonus in the Singapore and Malaysia operations.

At December 31, 2015, the trade accounts receivable balance decreased by $573 to $7,302 from $7,875 as at June 30, 2015, primarily due to a decrease in revenue in the China, Malaysia and Thailand operations for the second quarter of fiscal 2016. The number of days’ sales outstanding was 84 days at the end of the second quarter of fiscal 2016 compared to 88 days at the end of fiscal year 2015. The decrease in days’ sales outstanding was primarily due to lower sales in the month ended December 31, 2015, as compared to the year-end of last fiscal year.

At December 31, 2015, other receivables were $299 reflecting a decrease of $90 from $389 as at June 30, 2015. The decrease was primarily due to a decrease in rental deposits in our Suzhou, China operations and a decrease in goods and services taxes claimable, as the sales were higher than the purchases during the six months ended December 31, 2015.

Inventories at December 31, 2015 were $1,709, an increase of $568 compared to $1,141 as at June 30, 2015. The increase in inventory was mainly due to an increase in raw materials and finished goods in the Singapore operations in the second quarter of fiscal year 2016, as compared to the fourth quarter of fiscal year 2015. There was also an increase in raw materials in the Tianjin, China operations in the second quarter of fiscal year 2016, as compared to the fourth quarter of fiscal year 2015. These increases were partially offset by the decrease in raw materials in the Singapore operations and Suzhou, China operations. The number of days’ inventory held was 56 days at the end of the second quarter of fiscal 2016 compared to 38 days at the end of fiscal year 2015.  The higher days’ inventory on hand was due to a decrease in utilization of the inventory by the Singapore operations and Tianjin, China operations in the six month period ended December 31, 2015, as compared to the year end of fiscal 2015.

Prepaid expenses and other current assets were $269 as at December 31, 2015, as compared to $244 as at June 30, 2015. The increase of $25 was primarily due to prepayments for insurance by the Singapore operations, Malaysia operations and Tianjin, China operations.

Investment properties, net in China as at December 31, 2015 were $1,421, a decrease of $119 from $1,540 as at June 30, 2015.  The decrease was primarily due to depreciation charged and by the foreign currency exchange difference between the functional currency and U.S. dollars for the six months ended December 31, 2015.

Property, plant and equipment decreased by $1,697 from $12,522 as at June 30, 2015 to $10,825 as at December 31, 2015, mainly due to the foreign currency exchange difference between functional currency and U.S. dollars from June 30, 2015 to December 30, 2015 and depreciation charges amounting to $937 for the six months period ended December 31, 2015. Capital expenditures decreased by $585, which decrease was mainly in the Malaysia and Singapore operations and in Tianjin and Suzhou in the China operations.

Restricted term deposits decreased by $174 from $2,140 as at June 30, 2015 to $1,966 as at December 31, 2015. This was due to the withdrawal made from the restricted term deposits during the six months ended December 31, 2015 for repayment of certain lines of credit and by the foreign currency exchange difference between functional currency and U.S. dollars from June 30, 2015 to December 30, 2015 which were partially offset by the interest income from the restricted deposits.

Other assets as at December 31, 2015 decreased by $86 to $1,737 from $1,823 as at June 30, 2015.  The decrease in other assets was primarily due to capitalization of property, plant and equipment in the Malaysia operations, reduction in rental deposits in the Singapore operations and by the foreign currency exchange difference between functional currency and U.S. dollars from June 30, 2015 to December 30, 2015.

Lines of credit as at December 31, 2015 decreased by $106 to $1,472, from $1,578 as at June 30, 2015. The decrease in lines of credit was mainly due to re-payment of lines of credit by the Malaysia operations, which was partially offset by the increase in the utilization of lines of credit in the Singapore operations and new lines of credit available in our Tianjin, China operations.

Accounts payable as at December 31, 2015 increased by $272 to $3,042 from $2,770 as at June 30, 2015. The increase was mainly due to the Singapore operations and Malaysia operations due to the increased purchases for the higher sales in the manufacturing segment in Singapore in the second quarter of fiscal year 2016, as compared to the end of fiscal year 2015. This increase was partially offset by the decreases in Tianjin and Suzhou operations, in China, due to increased payment to suppliers and a decrease in purchases during the end of the second quarter of fiscal year 2016, as compared to the end of fiscal year 2015.

Accrued expenses as at December 31, 2015 decreased by $437 to $2,647 from $3,084 as at June 30, 2015. The decrease in accrued expenses was mainly due to a reversal of provision for bonus, which provision was no longer required in the Singapore and Malaysia operations as at December 31, 2015. These decreases were partially offset by the increase in a provision for sales rebate for one of our major customers in the Singapore operations.

Bank loans payable as at December 31, 2015 decreased by $433 to $2,111 from $2,544 as at June 30, 2015. This was due to the repayment of loans by the Singapore and Malaysia operations.

Capital leases as at December 31, 2015 increased by $38 to $710 from $672 as at June 30, 2015. This was due to the repayment of capital leases by the Malaysia and Singapore operations, which was partially offset by the new capital lease available in our Malaysia operations.

Liquidity Comparison

Net cash provided by operating activities decreased by $448 to $1,349 for the six months ended December 31, 2015, compared to $1,797 in the same period of the last fiscal year. The decrease in net cash generated by operating activities was primarily due to a decrease in depreciation expense by $252, an increase in inventories by $241, a decrease in other assets by $78, a decrease in trade accounts receivable by $93, a decrease in impairment loss by $70, a decrease in accounts payable and accrued expenses by $119, and a decrease in income tax payable by $107. These were partially offset by an increase in net income by $412, and an increase in other receivables by $157.

Net cash used in investing activities decreased by $687 to $196 for the six months ended December 31, 2015, compared to $883 for the same period of the last fiscal year.  The decrease in cash outflow in the investing activities was primarily due to a decrease in capital spending by $585 during the six months ended December 31, 2015. These were partially offset by the proceeds from maturing restricted term deposits of $63.

Net cash used in financing activities for the six months ended December 31, 2015 was $299, representing a decrease of $1,085, as compared to $1,384 during the same period of the last fiscal year. The decrease in outflow was mainly due to a decrease in repayment of lines of credit by $791 and a decrease in repayment of bank loans and capital leases by $134 as compared to the same period of last fiscal year. These decreases were partially offset by an increase in proceeds from capital leases by $160 in our Malaysia operation.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2015, the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective at a reasonable level.

During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control overall financial reporting.

TRIO-TECH INTERNATIONAL
PART II. OTHER INFORMATION

Item 1.          Legal Proceedings

Not applicable.

Item 1A.       Risk Factors

The Company’s financial performance is subject to risks associated with changes in value of the U.S. dollar versus local currencies.

The Company’s primary exposure to movements in foreign currency exchange rates relates to non-U.S. dollar-denominated sales and operating expenses in its subsidiaries. Strengthening of the U.S. dollar relative to foreign currencies adversely affects the U.S. dollar value of the Company’s foreign currency-denominated sales and earnings, and generally leads the Company to raise international pricing, potentially reducing demand for the Company’s products. Margins on sales of the Company’s products in foreign countries and on sales of products that include components obtained from foreign suppliers could be materially adversely affected by foreign currency exchange rate fluctuations. In some circumstances, for competitive or other reasons, the Company may decide not to raise local prices to fully offset the dollar’s strengthening, or at all, which would adversely affect the U.S. dollar value of the Company’s foreign currency-denominated sales and earnings. Conversely, a strengthening of foreign currencies relative to the U.S. dollar, while generally beneficial to the Company’s foreign currency denominated sales and earnings could cause the Company to reduce international pricing, thereby limiting the benefit. Additionally, strengthening of foreign currencies may also increase the Company’s cost of product components denominated in those currencies, thus adversely affecting gross margins.

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

TRIO-TECH INTERNATIONAL /s/ Victor H.M. Ting VICTOR H.M. TING Vice President and Chief Financial Officer (Principal Financial Officer) Dated: February 10, 2016