Form 10-Q
period 2016-03-31
TRIO-TECH INTERNATIONAL
filed 2016-05-12
CIK 732026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☐  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐ 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No ☒

As of May 5, 2016, there were 3,513,055 shares of the issuer’s Common Stock, no par value, outstanding.

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

-ii-

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	Mar. 31, 2016 (Unaudited)	June 30, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,545	$3,711
Short-term deposits	95	101
Trade accounts receivable, less allowance for doubtful accounts of $298 and $313	8,970	7,875
Other receivables	366	389
Loans receivable from property development projects – short term	-	-
Inventories, less provision for obsolete inventory of $691 and $764	1,414	1,141
Prepaid expenses and other current assets	294	244
Assets held for sale	94	98
Total current assets	14,778	13,559
NON-CURRENT ASSETS:
Deferred tax assets	406	453
Investments	-	-
Investment properties, net	1,402	1,540
Property, plant and equipment, net	11,313	12,522
Loans receivable from property development projects – long term	-	-
Other assets	2,123	1,823
Restricted term deposits	2,068	2,140
Total non-current assets	17,312	18,478
TOTAL ASSETS	$32,090	$32,037

LIABILITIES
CURRENT LIABILITIES:
Lines of credit	$1,321	$1,578
Accounts payable	4,074	2,770
Accrued expenses	2,462	3,084
Income taxes payable	214	296
Current portion of bank loans payable	374	346
Current portion of capital leases	224	197
Total current liabilities	8,669	8,271
NON-CURRENT LIABILITIES:
Bank loans payable, net of current portion	1,834	2,198
Capital leases, net of current portion	485	475
Deferred tax liabilities	228	333
Other non-current liabilities	39	38
Total non-current liabilities	2,586	3,044
TOTAL LIABILITIES	$11,255	$11,315

Commitments and contingencies	-	-
EQUITY
TRIO-TECH INTERNATIONAL’S SHAREHOLDERS' EQUITY:
Common stock, no par value, 15,000,000 shares authorized; 3,513,055 shares issued and outstanding as at March 31, 2016 and June 30, 2015, respectively	$10,882	$10,882
Paid-in capital	3,186	3,087
Accumulated retained earnings	2,845	2,246
Accumulated other comprehensive gain-translation adjustments	2,270	2,771
Total Trio-Tech International shareholders' equity	19,183	18,986
Non-controlling interest	1,652	1,736
TOTAL EQUITY	$20,835	$20,722
TOTAL LIABILITIES AND EQUITY	$32,090	$32,037

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
UNAUDITED (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

	Three Months Ended		Nine Months Ended
	Mar. 31, 2016	Mar. 31, 2015	Mar. 31, 2016	Mar. 31, 2015
Revenue
Manufacturing	$4,468	$3,359	$10,884	$9,754
Testing services	3,622	4,138	11,106	13,829
Distribution	1,232	1,003	3,566	1,820
Others	33	43	83	130
	9,355	8,543	25,639	25,533
Cost of Sales
Cost of manufactured products sold	3,597	2,544	8,177	8,143
Cost of testing services rendered	2,570	2,586	7,827	8,991
Cost of distribution	1,025	891	3,118	1,568
Others	31	34	92	103
	7,223	6,055	19,214	18,805

Gross Margin	2,132	2,488	6,425	6,728

Operating Expenses:
General and administrative	1,600	1,737	4,861	5,175
Selling	158	235	470	531
Research and development	51	44	148	138
Impairment loss	-	-	-	70
(Gain) / loss on disposal of property, plant and equipment	-	-	(4)	28
Total operating expenses	1,809	2,016	5,475	5,942

Income from Operations	323	472	950	786

Other (Expenses) / Income
Interest expense	(47)	(52)	(151)	(174)
Other (expenses) / income , net	(97)	3	129	57
Total other (expenses) / income	(144)	(49)	(22)	(117)

Income from Continuing Operations before Income Taxes	179	423	928	669

Income Tax Expenses	(15)	(170)	(168)	(256)

Income from continuing operations before non-controlling interest, net of tax	164	253	760	413

Discontinued Operations (Note 19)
Income / (loss) from discontinued operations, net of tax	(1)	(13)	(5)	7
NET INCOME	163	240	755	420

Less: income attributable to non-controlling interest	13	41	156	251
Net Income Attributable to Trio-Tech International Common Shareholder	$150	$199	$599	$169

Amounts Attributable to Trio-Tech International Common Shareholders:
Income from continuing operations, net of tax	155	207	607	166
Income / (loss) from discontinued operations, net of tax	(5)	(8)	(8)	3
Net Income Attributable to Trio-Tech International Common Shareholders	$150	$199	$599	$169

Basic and Diluted Earnings per Share:
Basic and diluted earnings per share from continuing operations attributable to Trio-Tech International	$0.04	$0.06	$0.17	$0.05
Basic and diluted earnings per share from discontinued operations attributable to Trio-Tech International	$-	$-	$-	$-
Basic and Diluted Earnings per Share from Net Income Attributable to Trio-Tech International	$0.04	$0.06	$0.17	$0.05

Weighted average number of common shares outstanding
Basic	3,563	3,513	3,563	3,513
Dilutive effect of stock options	13	16	12	41
Number of shares used to compute earnings per share diluted	3,576	3,529	3,575	3,554

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNAUDITED (IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	Mar. 31, 2016	Mar. 31, 2015	Mar. 31, 2016	Mar. 31, 2015
Comprehensive Income Attributable to Trio-Tech International Common Shareholders:
Net income	$163	$240	$755	$420
Foreign currency translation, net of tax	779	(353)	(624)	(767)
Comprehensive Income / (Loss)	942	(113)	131	(347)
Less: comprehensive income / (loss) attributable to non-controlling interest	170	(39)	32	110
Comprehensive Income / (Loss) Attributable to Trio-Tech International Common Shareholders	$772	$(74)	$99	$(457)

 See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(IN THOUSANDS)

	Common Stock		Additional Paid-in	Accumulated Retained	Accumulated Other Comprehensive	Non- Controlling
	Shares	Amount	Capital	Earnings	Income	Interest	Total

Balance at June 30, 2014	3,513	$10,882	$2,972	$1,725	$3,522	$1,732	$20,833

Stock option expenses	-	-	106	-	-	-	106
Net income	-	-	-	521	-	303	824
Translation adjustment	-	-	-	-	(751)	(299)	(1,050)
Contribution to capital – payable forgiveness	-	-	9	-	-	-	9
Balance at June 30, 2015	3,513	10,882	3,087	2,246	2,771	1,736	20,722

Dividend declared by subsidiary	-	-	-	-	-	(117)	(117)
Stock option expenses	-	-	99	-	-	-	99
Net income	-	-	-	599	-	156	755
Translation adjustment	-	-	-	-	(501)	(123)	(624)
Balance at Mar. 31, 2016	3,513	$10,882	$3,186	$2,845	$2,270	$1,652	$20,835

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)
UNAUDITED (IN THOUSANDS)

	Nine Months Ended
	Mar. 31, 2016	Mar. 31, 2015
	(Unaudited)	(Unaudited)
Cash Flow from Operating Activities
Net income	$755	$420
Adjustments to reconcile net income to net cash flow provided by operating activities
Depreciation and amortization	1,375	1,742
Bad debt (recovery) / expense, net	(4)	50
Inventory recovery	(69)	(77)
Warranty recovery, net	(40)	77
Accrued interest expense, net of interest income	141	27
(Gain) / loss on sale of property, plant and equipment - continued operations	(53)	28
Impairment loss	(1)	70
Contribution to capital – payable forgiveness	-	9
Stock option expenses	99	97
Write-off of property, plant and equipment	2	-
Deferred tax provision	(77)	(3)
Changes in operating assets and liabilities, net of acquisition effects
Accounts receivables	(1,091)	244
Other receivables	23	27
Other assets	(100)	42
Inventories	(204)	(307)
Prepaid expenses and other current assets	(50)	(96)
Accounts payable and accrued liabilities	722	13
Income tax payable	(82)	29
Net Cash Provided by Operating Activities	1,346	2, 392

Cash Flow from Investing Activities
Proceeds from maturing of restricted and un-restricted term deposits	63	636
Additions to property, plant and equipment	(887)	(1,460)
Proceeds from disposal of property, plant and equipment	210	15
Net Cash Used in Investing Activities	(614)	(809)

Cash Flow from Financing Activities
Repayment on lines of credit	(282)	(1,644)
Repayment of bank loans and capital leases	(516)	(570)
Proceeds from long-term bank loans	183	260
Dividend paid to non-controlling interest	(117)	(3)
Net Cash Used in Financing Activities	(732)	(1,957)

Effect of Changes in Exchange Rate	(166)	(191)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(166)	(565)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,711	2,938
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,545	$2,373

Supplementary Information of Cash Flows
Cash paid during the period for:
Interest	$152	$177
Income taxes	$157	$8

Non-Cash Transactions
Capital lease of property, plant and equipment	$183	$260

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT EARNINGS PER SHARE AND NUMBER OF SHARES)

1. ORGANIZATION AND BASIS OF PRESENTATION

Trio-Tech International (the “Company” or “TTI” hereafter) was incorporated in fiscal 1958 under the laws of the State of California.  TTI provides third-party semiconductor testing and burn-in services primarily through its laboratories in Southeast Asia. In addition, TTI operates testing facilities in the United States.  The Company also designs, develops, manufactures and markets a broad range of equipment and systems used in the manufacturing and testing of semiconductor devices and electronic components. In fiscal 2015 and 2016 TTI carried its business in four segments and has subsidiaries in the U.S., Singapore, Malaysia, Thailand and China as follows:

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

 * 100% owned by Trio-Tech International Pte. Ltd,

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  All significant inter-company accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements are presented in U.S. dollars.  The accompanying condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.  Operating results for the nine months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2016.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the fiscal year ended June 30, 2015.

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

2.   NEW ACCOUNTING PRONOUNCEMENTS

The amendments in Accounting Standards Update (“ASU”) 2016-09 ASC Topic 718: Compensation – Stock Compensation (“ASC Topic 718”) are issued to simplify several aspects of the accounting for share-based payment award transactions, including (a) income tax consequences (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. For public business entities, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The company has not yet determined the effects on the Company’s consolidated financial position or results of operations on the adoption of this update.

The amendments in ASU 2016-02 ASC Topic 842: Leases (“ASC Topic 842”) are required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (a) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (b) a right-of-use asset, which is as an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, for any of the following: a public business entity (1) a not-for-profit entity that has issued, or is a conduit bond obligor for, securities that are traded, listed, or quoted on an exchange or an over-the-counter market, and (2) an employee benefit plan that files financial statements with the U.S. Securities and Exchange Commission (SEC). For all other entities, the amendments in this update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. While early adoption is permitted, the Company has not elected to early adopt. The adoption of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

The amendments in ASU 2015-17 eliminate the current requirement for organizations to present deferred tax liabilities and assets as current and non-current in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as non-current. For a public entity, the amendments in ASU 2015-17 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is permitted and the Company has adopted this ASU and there is no significant effect on the Company’s consolidated financial position or results of operations. The adoption of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

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

The Financial Accounting Standards Board (“FASB”) has issued converged standards on revenue recognition. Specifically, the Board has issued ASU 2014-09, ASC Topic 606. ASU 2014-09 affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). ASU 2014-09 will supersede the revenue recognition requirements in ASC Topic 605, Revenue Recognition (“ASC Topic 605”), and most industry-specific guidance. ASU 2014-09 also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of non-financial assets that are not in a contract with a customer (e.g., assets within the scope of ASC Topic 360, Property, Plant, and Equipment, (“ASC Topic 360”) and intangible assets within the scope of Topic 350, Intangibles—Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in ASU 2014-09. For a public entity, the amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The adoption of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

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

Other new pronouncements issued but not yet effective are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

3.   ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable consists of customer obligations due under normal trade terms. Although management generally does not require collateral, letters of credit may be required from the customers in certain circumstances. Management periodically performs credit evaluations of customers’ financial conditions.

Senior management reviews accounts receivable on a periodical basis to determine if any receivables will potentially be uncollectible. Management includes any accounts receivable balances that are determined to be uncollectible in the allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  Based on the information available, management believed the allowance for doubtful accounts as of March 31, 2016 and June 30, 2015 was adequate.

The following table represents the changes in the allowance for doubtful accounts:

	Mar. 31, 2016 (Unaudited)	June 30, 2015
Beginning	$313	$438
Additions charged to expenses	2	84
Recovered/ written-off	(6)	(180)
Currency translation effect	(11)	(29)
Ending	$298	$313

4.   LOANS RECEIVABLE FROM PROPERTY DEVELOPMENT PROJECTS

The following table presents Trio-Tech Chongqing’s (“TTCQ”) loans receivable from property development projects in China as of March 31, 2016. The exchange rate is based on the historical rate published by the Monetary Authority of Singapore as on March 31, 2015, since the net loans receivable was “nil” as at March 31, 2016.

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

On November 1, 2010, TTCQ entered into another Memorandum Agreement with JiangHuai Property Development Co. Ltd. (“JiangHuai”) to invest in their property development projects (Project - Yu Jin Jiang An) located in Chongqing City, China. Due to the short-term nature of the investment, the amount was classified as a loan based on ASC Topic 310-10-25 Receivables, amounting to renminbi (“RMB”) 2,000, or approximately $325. The loan was renewed, but expired on May 31, 2014. TTCQ is in the legal process of recovering the outstanding amount of $325. TTCQ did not generate other income from JiangHuai for both the three and nine months ended March 31, 2016, or for the same periods in the last fiscal year. Based on TTI’s financial policy, an impairment of $325 on the investment in JiangHuai was provided for during the second quarter of fiscal 2014.

On November 1, 2010, TTCQ entered into another Memorandum Agreement with JiaSheng Property Development Co. Ltd. (“JiaSheng”) to invest in their property development projects (Project B-48 Phase 2) located in Chongqing City, China. Due to the short-term nature of the investment, the amount was classified as a loan based on ASC Topic 310, amounting to RMB 5,000, or approximately $814 based on the exchange rate as at March 31, 2015 published by the Monetary Authority of Singapore. The amount was unsecured and repayable at the end of the term. The loan was renewed in November 2011 for a period of one year, which expired on October 31, 2012 and was again renewed in November 2012 and expired in November 2013. On November 1, 2013 the loan was transferred by JiaSheng to, and is now payable by, Chong Qing Jun Zhou Zhi Ye Co. Ltd. (“Jun Zhou Zhi Ye”), and the transferred agreement expires on October 31, 2016. Hence the loan receivable was reclassified as a long-term receivable. The book value of the loan receivable approximates its fair value. TTCQ did not generate other income from Jun Zhou Zhi Ye for the three months ended March 31, 2015, however for the nine months ended March 31, 2015, TTCQ recorded RMB 417, or approximately $68. In fiscal year 2015, an allowance for doubtful deemed interest receivables from Jun Zhou Zhi Ye of $68 was made on the other income. In the second quarter of fiscal year 2015, the loan receivable was transferred to down payment for purchase of investment property that is being developed in the Singapore Themed Resort Project.

5.  INVENTORIES

Inventories consisted of the following:
	Mar. 31, 2016	June 30,
	(Unaudited)	2015
Raw materials	$932	$1,038
Work in progress	891	611
Finished goods	279	348
Less: provision for obsolete inventory	(691)	(764)
Currency translation effect	3	(92)
	$1,414	$1,141

 The following table represents the changes in provision for obsolete inventory:

	Mar. 31, 2016	June 30,
	(Unaudited)	2015
Beginning	$764	$844
Additions charged to expenses	14	67
Usage - disposition	(84)	(103)
Currency translation effect	(3)	(44)
Ending	$691	$764

6. ASSETS HELD FOR SALE

During the fourth quarter of 2015, the operations in Malaysia planned to sell its factory building in Penang, Malaysia. In accordance to ASC Topic 360, the property was reclassified from investment property, which had a net book value of Malaysia ringgit (“RM”) 371, or approximately $98, to assets held for sale since there was an intention to sell the factory building. In May 2015, Trio-Tech Malaysia (“TTM”) was approached by a potential buyer to purchase the factory building. On September 14, 2015, application to sell the property was rejected by Penang Development Corporation (“PDC”). The rejection was based on the business activity of the purchaser not suitable to the industry that is being promoted on the said property. PDC made an offer to purchase the property, which was not at the expected value, and the offer expired on March 28, 2016. However, management is also actively looking for a suitable buyer. As of March 31, 2016 the net book value was RM 369, or approximately $94.

7.  INVESTMENTS

Investments were nil as at March 31, 2016 and as at June 30, 2015.

During the second quarter of fiscal year 2011, the Company entered into a joint-venture agreement with JiaSheng to develop real estate projects in China. The Company invested RMB 10,000, or approximately $1,606 based on the exchange rate as of March 31, 2014 published by the Monetary Authority of Singapore, for a 10% interest in the newly formed joint venture, which was incorporated as a limited liability company, Chong Qing Jun Zhou Zhi Ye Co. Ltd. (the “joint venture”), in China. The agreement stipulated that the Company would nominate two of the five members of the Board of Directors of the joint venture and had the ability to assign two members of management to the joint venture.  The agreement also stipulated that the Company would receive a fee of RMB 10,000, or approximately $1,606 based on the exchange rate as of March 31, 2014 published by the Monetary Authority of Singapore, for the services rendered in connection with obtaining priority to bid in certain real estate projects from the local government. Upon signing of the agreement, JiaSheng paid the Company RMB 5,000 in cash, or approximately $803 based on the exchange rate published by the Monetary Authority of Singapore as of March 31, 2014. The remaining RMB 5,000, which was not recorded as a receivable as the Company considered the collectability uncertain, would be paid over 72 months commencing in 36 months from the date of the agreement when the joint venture secured a property development project stated inside the joint venture agreement. The Company considered the RMB 5,000, or approximately $803 based on the exchange rate as of March 31, 2014 published by the Monetary Authority of Singapore, received in cash from JiaSheng, the controlling venturer in the joint venture, as a partial return of the Company’s initial investment of RMB 10,000, or approximately $1,606 based on the exchange rate as of March 31, 2014 published by the Monetary Authority of Singapore. Therefore, the RMB 5,000 received in cash was offset against the initial investment of RMB 10,000, resulting in a net investment of RMB5,000 as of March 31, 2014. The Company further reduced its investments by RMB 137, or approximately $22, towards the losses from operations incurred by the joint-venture, resulting in a net investment of RMB 4,863, or approximately $781 based on exchange rates published by the Monetary Authority of Singapore as of March 31, 2014.

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

The shop lots are to be delivered to TTCQ upon completion of the construction of the shop lots in the Singapore Themed Resort Project, the initial targeted date of completion was no later than December 31, 2016. However, should there be further delays in the project completion, based on the discussion with the developers it is estimated to be completed by June 30, 2018. The consideration does not include the remaining outstanding amount of RMB 2,000, or approximately $326, which will be paid in cash.

8.   INVESTMENT PROPERTIES

The following table presents the Company’s investment in properties in China as of March 31, 2016. The exchange rate is based on the exchange rate as of March 31, 2016 published by the Monetary Authority of Singapore.

	Investment	Investment Amount	Investment Amount
	Date	(RMB)	(U.S. Dollars)
Purchase of Property I – MaoYe	Jan 04, 2008	5,554	894
Purchase of Property II – JiangHuai	Jan 06, 2010	3,600	580
Purchase of Property III – FuLi	Apr 08, 2010	4,025	649
Currency translation		-	(86)
Gross investment in rental properties		13,179	2,037
Accumulated depreciation on rental properties		(4,114)	(635)
Net investment in properties – China		9,065	1,402

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

Rental Property I - MaoYe

In fiscal 2008, TTCQ purchased an office in Chongqing, China from MaoYe Property Ltd. (“MaoYe”), for a total cash purchase price of RMB 5,554, or approximately $894 based on the exchange rate as of March 31, 2016 published by the Monetary Authority of Singapore. TTCQ rented this property to a third party on July 13, 2008. The term of the rental agreement was five years. The rental agreement was renewed on July 16, 2014 for a further period of five years. The rental agreement provides for a rent increase of 8% every year after July 15, 2015. The renewed agreement expires on July 15, 2018; however, this rental agreement (1,104 square meters at a monthly rental of RMB 39, or approximately $6) was terminated on July 31, 2015. TTCQ identified a new tenant and signed a new rental agreement (653 square meters at a monthly rental of RMB 39, or approximately $6) on August 1, 2015. This rental agreement provides for a rent increase of 5% every year on January 31, commencing with 2017 until the rental agreement expires on July 31, 2020. TTCQ signed a new rental agreement (451 square meters at a monthly rental of RMB 27, or approximately $4) on January 29, 2016. This rental agreement provides for a rent increase of 5% every year on January 29, commencing with 2017 until the rental agreement expires on January 29, 2019.

Property purchased from MaoYe generated a rental income of $25 and $53 for the three and nine months ended March 31, 2016, respectively, and $29 and $87 for the same periods in the last fiscal year, respectively.

Rental Property II - JiangHuai

In fiscal year 2010, TTCQ purchased eight units of commercial property in Chongqing, China from Chongqing JiangHuai Real Estate Development Co. Ltd. (“JiangHuai”) for a total purchase price of RMB 3,600, or approximately $580 based on the exchange rate as of March 31, 2016 published by the Monetary Authority of Singapore. TTCQ rented all of these commercial units to a third party until the agreement expired in January 2012. TTCQ then rented three of the eight commercial units to another party during the fourth quarter of fiscal year 2013 under a rental agreement that expired on March 31, 2014. Currently all the units are vacant and TTCQ is working with the developer to find a suitable buyer to purchase all the commercial units. TTCQ has yet to receive the title deed for these properties; however TTCQ has the vacancies in possession with the exception of two units, which are in the process of clarification. TTCQ is in the legal process to obtain the title deed, which is dependent on JiangHuai completing the entire project. In September 2014, TTCQ performed a valuation on one of the commercial units and its market value was higher than the carrying amount. As of the date of this report, there was no other valuation performed.

Property purchased from JiangHuai did not generate any rental income during the three and nine months ended March 31, 2016 and 2015.

Rental Properties III – FuLi

In fiscal 2010, TTCQ entered into a Memorandum Agreement with Chongqing FuLi Real Estate Development Co. Ltd. (“FuLi”) to purchase two commercial properties totaling 311.99 square meters (“office space”) located in Jiang Bei District Chongqing. Although TTCQ currently rents its office premises from a third party, it intends to use the office space as its office premises. The total purchase price committed and paid was RMB 4,025, or approximately $649 based on the exchange rate as of March 31, 2016 published by the Monetary Authority of Singapore. The development was completed and the property was handed over during April 2013 and the title deed was received during the third quarter of fiscal 2014.

The two commercial properties were leased to third parties under two separate rental agreements, one of which expired in April 2014 and the other of which expired in August 2014.

For the unit for which the agreement expired in April 2014, a new tenant was identified and a new agreement was executed, which expires on April 30, 2017. The new agreement carried an increase in rent by 20% in the first year. Thereafter the rent increases by approximately 8% for the subsequent years until April 2017.

For the unit for which the agreement expired in August 2014, a new tenant was identified and a rental agreement was executed, which agreement was to expire on August 9, 2016. The agreement carried an increase in rent of approximately 21% in the first year. Thereafter the rent was to increase by approximately 6% for the subsequent year. The tenant of this unit had defaulted on payment of the quarterly rental due in August 2015, however the rental deposit is available to offset the outstanding rent. In early October 2015, TTCQ issued a legal letter to this tenant on the outstanding amounts, to which the tenant has not responded. As of the date of this report, the August 2014 rental agreement (161 square meters at a monthly rental of RMB 16, and approximately $2) was terminated. A new rental agreement with a new tenant (161 square meters at a monthly rental of RMB 14, or approximately $2) was signed on October 21, 2015. This latest rental agreement provides for a rent increase of 6% after the first year, commencing from the year 2016 until the rental agreement expires on October 20, 2017.

Property purchased from FuLi generated a rental income of $8 and $31 for the three and nine months ended March 31, 2016, respectively, while it generated a rental income of $14 and $43, respectively, for the same periods in the last fiscal year.

Penang Property I

During the fourth quarter of 2015, the operations in Malaysia planned to sell its factory building in Penang, Malaysia. In accordance to ASC Topic 360, the property was reclassified from investment property, which had a net book value of RM 371, or approximately $98, to assets held for sale since there was an intention to sell the factory building. In May 2015, TTM was approached by a potential buyer to purchase the factory building. On September 14, 2015, application to sell the property was rejected by PDC. The rejection was based on the business activity of the purchaser not suitable to the industry that is being promoted on the said property. PDC made an offer to purchase the property, which was not at the expected value and  the offer expired on March 28, 2016. However, management is still actively looking for a suitable buyer. As of March 31, 2016 the net book value was RM 369, or approximately $94.

Summary

Total rental income for all investment properties (Property I, II and III) in China was $33 and $83 for the three and nine months ended March 31, 2016, respectively, and was $43 and $130, respectively, for the same periods in the last fiscal year.

Depreciation expenses for all investment properties in China were $25 and $77 for the three and nine months ended March 31, 2016, respectively, and were $27 and $81, respectively, for the same periods in the last fiscal year.

9. OTHER ASSETS

Other assets consisted of the following:
	Mar. 31, 2016	June 30,
	(Unaudited)	2015
Down-payment for purchase of investment properties in China	$1,578	$1,645
Down-payment for purchase of property, plant and equipment	408	31
Deposit for rental and utilities	137	147
	$2,123	$1,823

10. LINES OF CREDIT

Carrying value of the Company’s lines of credit approximates its fair value because the interest rates associated with the lines of credit are adjustable in accordance with market situations when the Company borrowed funds with similar terms and remaining maturities.

The Company’s credit rating provides it with readily and adequate access to funds in global markets. As of March 31, 2016, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Expiration	Credit	Unused
Facility	Facility	Rate	Date	Limitation	Credit
Trio-Tech International Pte. Ltd.,	Lines of Credit	Ranging from 1.9% to 5.6%	-	$5,736	$4,415
Trio-Tech (Malaysia) Sdn. Bhd.	Lines of Credit	Ranging from 6.3% to 6.7%	-	$803	$803
Trio-Tech (Tianjin) Co., Ltd.	Lines of Credit	Ranging from 4.9% to 6.3%	-	$1,237	$1,237

The Company’s credit rating provides it with readily and adequate access to funds in global markets. As of June 30, 2015, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Expiration	Credit	Unused
Facility	Facility	Rate	Date	Limitation	Credit
Trio-Tech International Pte. Ltd.,	Lines of Credit	Ranging from 1.9% to 5.6%	-	$7,422	$6,161
Trio-Tech (Malaysia) Sdn. Bhd.	Lines of Credit	Ranging from 6.3% to 6.7%	-	$396	$79
Trio-Tech (Tianjin) Co., Ltd.	Lines of Credit	Ranging from 4.9% to 6.3%	-	$1,289	$1,289

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

11. ACCRUED EXPENSES

Accrued expenses consisted of the following:
	Mar.31, 2016 (Unaudited)	June 30, 2015
Payroll and related costs	$1,120	$1,513
Commissions	62	52
Customer deposits	48	41
Legal and audit	257	244
Sales tax	98	131
Utilities	111	129
Warranty	63	109
Accrued purchase of materials and property, plant and equipment	122	430
Provision for re-instatement of leasehold properties	332	422
Other accrued expenses	326	243
Currency translation effect	(77)	(230)
Total	$2,462	$3,084

12.   WARRANTY ACCRUAL

The Company provides for the estimated costs that may be incurred under its warranty program at the time the sale is recorded. The warranty period for products manufactured by the Company is generally one year or the warranty period agreed upon with the customer.  The Company estimates the warranty costs based on the historical rates of warranty returns. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.

	Mar. 31, 2016 (Unaudited)	June 30, 2015
Beginning	$103	$60
Additions charged to cost and expenses	38	114
Utilization/ reversal	(78)	(65)
Currency translation effect	(2)	(6)
Ending	$61	$103

13.   BANK LOANS PAYABLE

Bank loans payable consisted of the following:
	Mar. 31, 2016 (Unaudited)	June 30, 2015
Note payable denominated in RM to a commercial bank for expansion plans in Malaysia, maturing in August 2024, bearing interest at the bank’s prime rate (7.4% at March 31, 2016 and June 30, 2015) per annum, with monthly payments of principal plus interest through August 2024, collateralized by the acquired building with a carrying value of $2,984 and $3,144, as at March 31, 2016 and June 30, 2015, respectively.	$2,015	$2,218

Note payable denominated in U.S. dollars to a financial institution for working capital plans in Singapore and its subsidiaries, maturing in April 2017, bearing interest at the bank’s prime rate plus 1.50% (4.1% to 6.9% at March 31, 2016 and June 30, 2015) with monthly payments of principal plus interest through April 2017. This note payable is secured by plant and equipment with a carrying value of $354 and $357, as at March 31, 2016 and June 30, 2015, respectively.	193	326

Current portion	(374)	(346)
Long term portion of bank loans payable	$1,834	$2,198

Future minimum payments (excluding interest) as at March 31, 2016 were as follows:

2016	$374
2017	221
2018	217
2019	229
2020	242
Thereafter	925
Total obligations and commitments	$2,208

Future minimum payments (excluding interest) as at June 30, 2015 were as follows:

2016	$346
2017	322
2018	183
2019	193
2020	203
Thereafter	1,297
Total obligations and commitments	$2,544

14.   COMMITMENTS AND CONTINGENCIES

Trio-Tech (Malaysia) Sdn. Bhd. has expansion plans to meet the growing demands of a major customer in Malaysia, as the existing facility is inadequate to meet the demands of that customer.  The Company has capital commitments for the purchase of equipment and other related infrastructure costs amounting to RM145, or approximately $37 based on the exchange rate as on March 31, 2016 published by the Monetary Authority of Singapore, as compared to RM1,020, or approximately $274 based on the exchange rate as on March 31, 2015 published by the Monetary Authority of Singapore.

Trio-Tech (Tianjin) Co. Ltd. in China has capital commitments for the purchase of equipment and other related infrastructure costs amounting to RMB 2,192, or approximately $339 based on the exchange rate as of March 31, 2016 published by the Monetary Authority of Singapore, as compared to RMB 122, or approximately $20 based on the exchange rate as of March 31, 2015 published by the Monetary Authority of Singapore.

Trio-Tech International Pte. Ltd. in Singapore has not made any capital commitments for the purchase of equipment and other related infrastructure as of March 31, 2016, as compared to SGD 61, or approximately $44 based on the exchange rate as of March 31, 2015 published by the Monetary Authority of Singapore.

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

The real estate segment did not generate other income for the three and nine months ended March 31, 2016 as compared to nil and $68, respectively, for the same periods in the last fiscal year. Due to the short-term nature of the investments, the investments were classified as loan receivables based on ASC Topic 310-10-25 Receivables. Thus the investment income was classified under other income, which is not part of the below table.

The revenue allocated to individual countries was based on where the customers were located. The allocation of the cost of equipment, the current year investment in new equipment and depreciation expense have been made on the basis of the primary purpose for which the equipment was acquired.

All inter-segment revenue was from the manufacturing segment to the testing and distribution segments. Total inter-segment revenue was $247 and $424 for the three and nine months ended March 31, 2016, respectively, as compared to $1,109 and $1,251, respectively, for the same periods in the last fiscal year.  Corporate assets mainly consisted of cash and prepaid expenses. Corporate expenses mainly consisted of stock option expenses, salaries, insurance, professional expenses and directors' fees. Corporate expenses are allocated to the four segments. The following segment information table includes segment operating income or loss after including the corporate expenses allocated to the segments, which gets eliminated in the consolidation.

The following segment information is un-audited for the nine months ended March 31:

Business Segment Information:
	Nine months		Operating		Depr.
	Ended	Net	Income /	Total	and	Capital
	Mar. 31,	Revenue	(Loss)	Assets	Amort.	Expenditures
Manufacturing	2016	$10,884	$358	$7,429	$150	$32
	2015	$9,754	$(768)	$5,102	$110	$28

Testing Services	2016	11,106	469	20,454	1,147	854
	2015	13,829	1,864	22,067	1,551	1,426

Distribution	2016	3,566	182	664	-	1
	2015	1,820	(28)	774	-	6

Real Estate	2016	83	(89)	3,445	78	-
	2015	130	(109)	3,666	81	-

Fabrication *	2016	-	-	29	-	-
Services	2015	-	-	31	-	-

Corporate &	2016	-	30	69	-	-
Unallocated	2015	-	(173)	70	-	-

Total Company	2016	$25,639	$950	$32,090	$1,375	$887
	2015	$25,533	$786	$31,710	$1,742	$1,460

The following segment information is un-audited for the three months ended March 31:

Business Segment Information:
	Three months		Operating		Depr.
	Ended	Net	Income /	Total	and	Capital
	Mar. 31,	Revenue	(Loss)	Assets	Amort.	Expenditures
Manufacturing	2016	$4,468	$(13)	$7,429	$43	$13
	2015	$3,359	$(33)	$5,102	$40	$5

Testing Services	2016	3,622	109	20,454	370	559
	2015	4,138	590	22,067	486	556

Distribution	2016	1,232	112	664	-	1
	2015	1,003	(28)	774	-	-

Real Estate	2016	33	(19)	3,445	25	-
	2015	43	(18)	3,666	27	-

Fabrication *	2016	-	-	29	-	-
Services	2015	-	-	31	-	-

Corporate &	2016	-	134	69	-	-
Unallocated	2015	-	(39)	70	-	-

Total Company	2016	$9,355	$323	$32,090	$438	$573
	2015	$8,543	$472	$31,710	$553	$561

 * Fabrication services is a discontinued operation (Note 19).

16. OTHER INCOME, NET

Other income / (expenses) consisted of the following:
	Three Months Ended		Nine Months Ended
	Mar. 31,	Mar. 31,	Mar. 31,	Mar. 31,
	2016	2015	2016	2015
	Unaudited	Unaudited	Unaudited	Unaudited
Investment income deemed interest income	$-	$-	$-	$68
Allowance for doubtful loan receivables	-	-	-	(68)
Interest income	8	8	15	14
Other rental income	24	26	73	78
Exchange loss	(218)	(101)	(126)	(171)
Other miscellaneous income	89	70	167	136
Total	$(97)	$3	$129	$57

Other income included investment income which was deemed to be interest income since the investment was deemed and classified as a loan receivables based on ASC Topic 310-10-25 Receivables amounted to nil for both the three and nine months ended March 31, 2016, as compared to nil and $68, respectively, for the same periods in the last fiscal year. Other income for both the three and nine months ending March 31, 2016 included nil allowance for both doubtful loan and doubtful interest receivables, as compared to nil and $68, respectively, for the same periods in the last fiscal year.

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

The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of ASC Topic 740 Income Tax. The Company had an income tax expense of $15 and $168 for the three months and nine months ended March 31, 2016, respectively, as compared to income tax expense of $170 and $256, respectively, for the same periods in the last fiscal year.

The Company records a provision for income taxes for the anticipated tax consequences of the reported results of operations using the asset and liability method. Under this method, the Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as for operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. The Company records a valuation allowance to reduce our deferred tax assets to the net amount which is believed more likely than not to be realized.

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

The Company accrues penalties and interest related to unrecognized tax benefits when necessary as a component of penalties and interest expenses, respectively. The Company had not accrued any penalties or interest expenses relating to unrecognized benefits at March 31, 2016 and June 30, 2015.

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

The table below reflects a reconciliation of the equity attributable to non-controlling interest:

	Mar. 31, 2016	June 30, 2015
Beginning balance	$1,736	$1,732
Net income	156	303
Dividend declared by subsidiary company	(117)	-
Translation adjustment	(123)	(299)
Ending balance	$1,652	$1,736

19.   DISCONTINUED OPERATION AND CORRESPONDING RESTRUCTURING PLAN

The Company’s Indonesia operation and the Indonesia operation’s immediate holding company, which comprise the fabrication services segment, suffered continued operating losses in the five fiscal years since it commenced, and the cash flow was minimal for the past five years. The Company established a restructuring plan to close the fabrication services operation, and in accordance with ASC Topic 205-20, Presentation of Financial Statement Discontinued Operations (“ASC Topic 205-20”), the Company presented the operation results from fabrication services as a discontinued operation, as the Company believed that no continued cash flow would be generated by the discontinued component and that the Company would have no significant continuing involvement in the operations of the discontinued component.

In accordance with the restructuring plan, the Company’s Indonesia operation is negotiating with its suppliers to settle the outstanding balance of accounts payable of $75 and $84, respectively, as at March 31, 2016 and 2015. The Indonesia operation had no collection for accounts receivable as at March 31, 2016 and 2015. The Company’s fabrication operation in Indonesia is in the process of winding down the operations.

In January 2010, the Company established a restructuring plan to close the Testing operation in Shanghai, China. Based on the restructuring plan and in accordance with ASC Topic 205-20, the Company presented the operation results from Shanghai as a discontinued operation, as the Company believed that no continued cash flow would be generated by the discontinued component (Shanghai subsidiary) and that the Company would have no significant continuing involvement in the operations of the discontinued component. The Shanghai operation had an outstanding balance of accounts payable of $49 and accounts receivable of $1 as at March 31, 2016 and an outstanding balance of accounts payable of $38 and accounts receivable of $2 as at March 31, 2015.

The discontinued operations in Shanghai and in Indonesia incurred general and administrative expenses of $5 and $8 for the three and nine months ended March 31, 2016, respectively, and $4 and $22, respectively, for the three and nine months ended March 31, 2015. The Company anticipates that it may incur additional costs and expenses at the time of winding down the business of the subsidiaries through which the facilities operated.

Income / (loss) from discontinued operations was as follows:
	Three Months Ended		Nine Months Ended
	Mar. 31, 2016	Mar. 31, 2015	Mar. 31, 2016	Mar. 31, 2015
	Unaudited	Unaudited	Unaudited	Unaudited
Revenue	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross margin	-	-	-	-
Operating expenses:
General and administrative	5	4	8	22
Total	5	4	8	22
Loss from discontinued operations	(5)	(4)	(8)	(22)
Other income / (expenses)	4	(9)	3	29
Income / (loss) from discontinued operations	$(1)	$(13)	$(5)	$7

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

As of March 31, 2016, there were 505,000 stock options outstanding, of which 390,000 stock options with exercise prices ranging from $3.10 to $3.81 per share were excluded in the computation of diluted EPS because they were anti-dilutive.

As of March 31, 2015, there were 430,000 stock options outstanding with exercise prices ranging from $3.10 to $4.35 per share which were excluded in the computation of diluted EPS because they were anti-dilutive.

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted EPS for the years presented herein:

	Three Months Ended		Nine Months Ended
	Mar. 31, 2016 (Unaudited)	Mar. 31, 2015 (Unaudited)	Mar. 31, 2016 (Unaudited)	Mar. 31, 2015 (Unaudited)

Income / (loss) attributable to Trio-Tech International common shareholders from continuing operations, net of tax	$155	$207	$607	$166
Income / (loss) attributable to Trio-Tech International common shareholders from discontinued operations, net of tax	(5)	(8)	(78)	3
Net Income / (Loss) Attributable to Trio-Tech International Common Shareholders	$150	$199	$599	$169
Basic and diluted earnings / (loss) per share from continuing operations attributable to Trio-Tech International	$0.04	0.06	0.17	0.05
Basic and diluted earnings per share from discontinued operations attributable to Trio-Tech International	-	-	-	-
Basic and Diluted Earnings / (Loss) per Share from Net Income / (Loss) Attributable to Trio-Tech International	$0.04	$0.06	$0.17	$0.05

Weighted average number of common shares outstanding - basic	3,563	3,513	3,563	3,513

Dilutive effect of stock options	13	16	12	41
Number of shares used to compute earnings per share - diluted	3,576	3,529	3,575	3,554

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

Assumptions

The fair value for the options granted were estimated using the Black-Scholes option pricing model with the following weighted average assumptions, assuming no expected dividends:

	Nine Months Ended Mar. 31, 2016	Year Ended June 30, 2015

Expected volatility	60.41% to 104.94%	71.44% to 104.94%
Risk-free interest rate	0.3% to 1.05%	0.30% to 0.78%
Expected life (years)	2.50 – 3.25	2.50

The expected volatilities are based on the historical volatility of the Company’s stock. Due to higher volatility, the observation is made on a daily basis for the nine months ended March 31, 2016. The observation period covered is consistent with the expected life of options. The expected life of the options granted to employees has been determined utilizing the “simplified” method as prescribed by ASC Topic 718 Stock Based Compensation, which, among other provisions, allows companies without access to adequate historical data about employee exercise behavior to use a simplified approach for estimating the expected life of a "plain vanilla" option grant. The simplified rule for estimating the expected life of such an option is the average of the time to vesting and the full term of the option. The risk-free rate is consistent with the expected life of the stock options and is based on the United States Treasury yield curve in effect at the time of grant.

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

On March 21, 2016, the Company granted options to purchase 40,000 shares of its Common Stock to employee directors pursuant to the 2007 Employee Plan during the nine months ended March 31, 2016. The Company recognized stock-based compensation expenses of $2 in the nine months ended March 31, 2016 under the 2007 Employee Plan. The balance of unamortized stock-based compensation of $5 based on fair value on the grant date related to options granted under the 2007 Employee Plan is to be recognized over a period of two years. No stock options were exercised during the three and nine months ended March 31, 2016. The weighted-average remaining contractual term for non-vested options was 4.13 years. There were 271,875 shares of Common Stock available for grant under the 2007 Employee Plan.

The Company did not grant any stock options pursuant to the 2007 Employee Plan during the nine months ended March 31, 2015. The Company recognized stock-based compensation expenses of $15 in the nine months ended March 31, 2015 under the 2007 Employee Plan. The balance of unamortized stock-based compensation of $12 based on fair value on the grant date related to options granted under the 2007 Employee Plan is to be recognized over a period of two years. No stock options were exercised during the three and nine months ended March 31, 2015. The weighted-average remaining contractual term for non-vested options was 3.69 years.

As of March 31, 2016, there were vested employee stock options that were exercisable covering a total of 51,250 shares of Common Stock. The weighted-average exercise price was $3.28 and the weighted average contractual term was 3.07 years. The total fair value of vested and outstanding employee stock options as of March 31, 2016 was $168.

As of March 31, 2015, there were vested employee stock options that were exercisable covering a total of 112,500 shares of Common Stock. The weighted-average exercise price was $4.06 and the weighted average contractual term was 1.53 years. The total fair value of vested and outstanding employee stock options as of March 31, 2015 was $457.

A summary of option activities under the 2007 Employee Plan during the nine months ended March 31, 2016 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2015	130,000	$3.93	1.57	$-
Granted	40,000	3.26	4.97	4
Exercised	-	-	-	-
Forfeited or expired	(80,000)	(4.35)	-	-
Outstanding at March 31, 2016	90,000	$3.26	3.67	$-
Exercisable at March 31, 2016	51,250	$3.28	3.07	$-

A summary of option activities under the 2007 Employee Plan during the nine months ended March 31, 2015 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2014	130,000	$3.93	2.57	$13
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at March 31, 2015	130,000	$3.93	1.82	$-
Exercisable at March 31, 2015	112,500	$4.06	1.53	$-

A summary of the status of the Company’s non-vested employee stock options during the nine months ended March 31, 2016 is presented below:

	Options	Weighted Average Grant-Date Fair Value

Non-vested at July 1, 2015	17,500	$3.10
Granted	40,000	3.26
Vested	(18,750)	(3.26)
Forfeited	-	-
Non-vested at March 31, 2016	38,750	$3.20

A summary of the status of the Company’s non-vested employee stock options during the nine months ended March 31, 2015 is presented below:

	Options	Weighted Average Grant-Date Fair Value

Non-vested at July 1, 2014	26,250	$1.69
Granted	-	-
Vested	(8,750)	(1.69)
Forfeited	-	-
Non-vested at March 31, 2015	17,500	$1.69

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

On March 21, 2016, the Company granted options to purchase 150,000 shares of its Common Stock to directors pursuant to the 2007 Directors Plan with an exercise price equal to the fair market value of Common Stock (as defined under the 2007 Directors Plan in conformity with Regulation 409A or the Internal Revenue Code of 1986, as amended) at the date of grant. The fair value of the options granted to purchase 150,000 shares of the Company’s Common Stock was approximately $489 based on the fair value of $3.26 per share determined by the Black Scholes option pricing model. As all of the stock options granted under the 2007 Directors Plan vest immediately at the date of grant, there were no unvested stock options granted under the 2007 Directors Plan as of March 31, 2016.  The Company recognized stock-based compensation expenses of $42 in the nine months ended March 31, 2016 under the 2007 Directors Plan. No stock options were exercised during the nine months ended March 31, 2016. There were 80,000 shares of Common Stock available for grant under the 2007 Directors Plan.

On October 5, 2015, the Company granted options to purchase 50,000 shares of its Common Stock to directors pursuant to the 2007 Directors Plan with an exercise price equal to the fair market value of Common Stock (as defined under the 2007 Directors Plan in conformity with Regulation 409A or the Internal Revenue Code of 1986, as amended) at the date of grant. The fair value of the options granted to purchase 50,000 shares of the Company’s Common Stock was approximately $51 based on the fair value of $2.69 per share determined by the Black Scholes option pricing model. As all of the stock options granted under the 2007 Directors Plan vest immediately at the date of grant, there were no unvested stock options granted under the 2007 Directors Plan as of December 31, 2015. The Company recognized stock-based compensation expenses of $55 in the six months ended December 31, 2015 under the 2007 Directors Plan. No stock options were exercised during the nine months ended December 31, 2015.  No stock options were exercised during the six months ended December 31, 2015.

On October 21, 2014, the Company granted options to purchase 50,000 shares of its Common Stock to directors pursuant to the 2007 Directors Plan with an exercise price equal to the fair market value of Common Stock (as defined under the 2007 Directors Plan in conformity with Regulation 409A or the Internal Revenue Code of 1986, as amended) at the date of grant. The fair value of the options granted to purchase 50,000 shares of the Company’s Common Stock was approximately $82 based on the fair value of $3.81 per share determined by the Black Scholes option pricing model. As all of the stock options granted under the 2007 Directors Plan vest immediately at the date of grant, there were no unvested stock options granted under the 2007 Directors Plan as of March 31, 2015. The Company recognized stock-based compensation expenses of $97 in the nine months ended March 31, 2015 under the 2007 Directors Plan. No stock options were exercised during the nine months ended March 31, 2015. No stock options were exercised during the nine months ended March 31, 2015.

A summary of option activities under the 2007 Directors Plan during the nine months ended March 31, 2016 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 1, 2015	365,000	$3.65	1.99	$53
Granted	200,000	3.12	3.54	-
Exercised	-	-	-	-
Forfeited or expired	(150,000)	(4.35)	-	-
Outstanding at March 31, 2016	415,000	3.14	4.97	91
Exercisable at March 31, 2016	415,000	3.14	4.97	91

A summary of option activities under the 2007 Directors Plan during the nine months ended March 31, 2015 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 1, 2014	315,000	$3.62	2.63	$82
Granted	50,000	3.81	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at March 31, 2015	365,000	$3.64	2.24	$30
Exercisable at March 31, 2015	365,000	$3.64	2.24	$30

 22.  FAIR VALUE OF FINANCIAL INSTRUMENTS APPROXIMATE CARRYING VALUE

In accordance with ASC Topic 825 and 820, the following presents assets and liabilities measured and carried at fair value and classified by level of fair value measurement hierarchy:

There were no transfers between Levels 1 and 2 during the three and nine months ended March 31, 2016 and 2015.

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

TTI generated approximately 99.7% of its revenue from its three core business segments in the test and measurement industry, i.e. manufacturing of test equipment, testing services and distribution of test equipment during the three months ended March 31, 2016. To reduce our risks associated with sole industry focus and customer concentration, the Company expanded its business into the real estate investment and oil and gas equipment fabrication businesses in 2007 and 2009, respectively. The Company’s Indonesia operation and the Indonesia operation’s immediate holding company, which comprised the fabrication services segment, suffered continued operating losses since it commenced its operations, and the cash flow was minimal in the past years.  The Company established a restructuring plan to close the fabrication services operation, and in accordance with ASC Topic 205, Presentation of Financial Statement Discontinued Operations (“ASC Topic 205”), the Company presented the operation results from fabrication services as a discontinued operation. The Real Estate segment contributed only 0.3% to the total revenue and has been insignificant since the property market in China has slowed down due to control measures in China.

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

Real Estate

Beginning in 2007, TTI has invested in real estate property in Chongqing, China, which has generated investment income from the rental revenue from real estate we purchased in Chongqing, China, and investment returns from deemed loan receivables, which are classified as other income. The rental income is generated from the rental properties in MaoYe, JiangHuai and FuLi in Chongqing, China. In the second quarter of fiscal 2015, the investment in JiaSheng, which was deemed as loans receivable, was transferred to down payment for purchase of investment property in China. During the first three quarters of fiscal 2014, the investment, which is deemed as loans receivable, generated investment returns from the investments in JiaSheng and JiangHuai. Subsequently, in the second quarter of fiscal 2014, a full provision was made for the investment in JiangHuai.

Third Quarter Fiscal 2016 Highlights

●	Total revenue increased by $812, or 9.5%, to $9,355 for the third quarter of fiscal 2016, as compared to $8,543 for the same period in fiscal 2015.
●	Manufacturing segment revenue increased by $1,109, or 33.0%, to $4,468 for the third quarter of fiscal 2016, as compared to $3,359 for the same period in fiscal 2015.
●	Testing segment revenue decreased by $516, or 12.5%, to $3,622 for the third quarter of fiscal 2016, as compared to $4,138 for the same period in fiscal 2015.
●	Distribution segment revenue increased by $229, or 22.8%, to $1,232 for the third quarter of fiscal 2016, as compared to $1,003 for the same period in fiscal 2015.
●	Real estate segment revenue decreased by $10, or 23.3%, to $33 for the third quarter of fiscal 2016, as compared to $43 for the same period in fiscal 2015.
●	The overall gross profit margins decreased by 6.3% to 22.8% for the third quarter of fiscal 2016, from 29.1% for the same period in fiscal 2015.
●	Income from operations for the third quarter of fiscal 2016 was $323, a decrease of $149, or 31.6%, as compared to $472 for the same period in fiscal 2015.
●	General and administrative expenses decreased by $137, or 7.9%, to $1,600 for the third quarter of fiscal year 2016, from $1,737 for the same period in fiscal year 2015.
●	Selling expenses decreased by $77, or 32.8%, to $158 for the third quarter of fiscal year 2016, from $235 for the same period in fiscal year 2015.
●	Other expenses in the third quarter of fiscal year 2016 was $97, as compared to other income of $3 in the same period in fiscal year 2015.
●	Tax expenses for the third quarter of fiscal year 2016 was $15, as compared to $170 in the same period in fiscal year 2015.
●	Net income attributable to non-controlling interest for the third quarter of fiscal year 2016 was $13, as compared to $41 for a net loss attributable in the same period in fiscal year 2015.
●	Working capital increased by $821, or 15.5%, to $6,109 as of March 31, 2016 from $5,288 as of June 30, 2015.
●	Earnings per share for the three months ended March 31, 2016 was $0.04, a decrease of $0.02, as compared to $0.06 for the same period in fiscal year 2015.
●	Property, plant and equipment decreased by $1,209, or 9.7%, to $11,313 as of March 31, 2016 from $12,522 as of June 30, 2015.
●	Total assets increased by $53, or 0.2%, to $32,090 as of March 31, 2016 from $32,037 as of June 30, 2015.

Results of Operations and Business Outlook

The following table sets forth our revenue components for the three and nine months ended March 31, 2016 and 2015, respectively.

	Three Months Ended		Nine Months Ended
	Mar. 31, 2016	Mar. 31, 2015	Mar. 31, 2016	Mar. 31,2015
Manufacturing	47.8%	39.3%	42.5%	38.2%
Testing Services	38.7	48.4	43.3	54.2
Distribution	13.2	11.8	13.9	7.1
Real Estate	0.3	0.5	0.3	0.5

Total	100.0%	100.0%	100.0%	100.0%

Revenue for the three months and nine months ended March 31, 2016 was $9,355 and $25,639, respectively, an increase of $812 and $106, respectively, when compared to the revenue for the same periods of the prior fiscal year. As a percentage, revenue increased by 9.5% and 0.4% for the three and nine months ended March 31, 2016, respectively, when compared to total revenue for the same periods of the prior year.

For the three months ended March 31, 2016, the increase in overall revenue was primarily due to an increase in the manufacturing segment and distribution segment in our Singapore operations. These increases were partially offset by a decrease in the testing segment in our Singapore, Malaysia and China operations, excepting Thailand operations, and by the decrease in real estate segment in China.

For the nine months ended March 31, 2016, the increase in overall revenue was primarily due to an increase in the manufacturing segment and distribution segment in our Singapore operations. These increases were partially offset by a decrease in the testing segment in our Singapore, Malaysia, China and Thailand operations and by the decrease in the real estate segment in China.

Revenue into and within China, the Southeast Asia regions and other countries (except revenue into and within the U.S.) increased by $1,540 (or 21.2%) to $8,773, and by $482 (or 2.0%) to $24,249 for the three months and nine months ended March 31, 2016, respectively, as compared with $7,233 and $23,767, respectively, for the same periods of last fiscal year.

Revenue into and within the U.S. was $582 and $1,390 for the three months and nine months ended March 31, 2016, respectively, a decrease of $729 and $377, respectively, from $1,311 and $1,767 for the same periods of last fiscal year, respectively. The decrease in the nine month’s result was mainly due to a decrease in orders received in the third quarter of fiscal 2016, as compared to the same period in the last fiscal year.

Revenue for the three and nine months ended March 31, 2016 is discussed within the four segments as follows:

Manufacturing Segment

Revenue in the manufacturing segment as a percentage of total revenue was 47.8% and 42.5% for the three and nine months ended March 31, 2016, respectively, an increase of 8.5% and 4.3% of total revenue, respectively, when compared to the same periods of the last fiscal year.  The absolute amount of revenue increased by $1,109 to $4,468 from $3,359 and increased by $1,130 to $10,884 from $9,754 for the three and nine months ended March 31, 2016, respectively, compared to the same periods of the last fiscal year.

Revenue in the manufacturing segment for the three and nine month periods ended March 31, 2016 increased primarily due to an increase in the manufacturing revenue from one of the major customer in our Singapore operations, which was partially offset by a decrease in demand from a few customers in our manufacturing revenue in the U.S operations and Suzhou operations, in China.

The revenue in the manufacturing segment from a major customer accounted for 66.6% and 39.0% of our total revenue in the manufacturing segment for the three months ended March 31, 2016 and 2015, respectively, and 59.6% and 46.2% of our total revenue in the manufacturing segment for the nine months ended March 31, 2016 and 2015, respectively.

The future revenue in our manufacturing segment will be significantly affected by the purchase and capital expenditure plans of this major customer, if the customer base cannot be increased.

Testing Services Segment

Revenue in the testing segment as a percentage of total revenue was 38.7% and 43.3% for the three and nine months ended March 31, 2016, a decrease of 9.7% and 10.9%, respectively, of total revenue when compared to the same periods of the last fiscal year.  The absolute amount of revenue decreased by $516 to $3,622 from $4,138, and by $2,723 to $11,106 from $13,829 for the three and nine months ended March 31, 2016, respectively, compared to the same periods of the last fiscal year.

Revenue in the testing segment for the three and nine-month period ended March 31, 2016 decreased primarily due to lower average selling price and a decrease in testing volume in our testing operations. The lower average selling price was due to market competition and product mix. The decrease in testing volume was mainly caused by a decrease in orders from our major customers due to the decrease in demand for our customers’ products.

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

Distribution Segment

Revenue in the distribution segment as a percentage of total revenue was 13.2% and 13.9% for the three and nine months ended March 31, 2016, an increase of 1.5% and 6.8%, respectively, when compared to the same periods of the prior fiscal year.  The absolute amount of revenue increased by $229 to $1,232 from $1,003, and increased by $1,746 to $3,566 from $1,820 for the three and nine months ended March 31, 2016, respectively, compared to the same periods of the last fiscal year.

Revenue in the distribution segment for the three and nine month periods ended March 31, 2016 increased primarily due to an increase in demand for products in our Singapore and Malaysia operations, which were partially offset by the decrease in demand for products in our Suzhou, China operations.

Demand in the distribution segment varies depending on the demand for our customers’ products and the changes taking place in the market and our customers’ forecasts.  Hence it is difficult to accurately forecast fluctuations in the market.

Real Estate Segment

The real estate segment accounted for 0.3% of total net revenue in both the three and nine months ended March 31, 2016, as compared to 0.5% of total net revenue in the same periods of the previous fiscal year. The absolute amount of revenue in the real estate segment decreased by $10 to $33 from $43 and by $47 to $83 from $130 for the three and nine months ended March 31, 2016, respectively, compared to the same periods of the previous fiscal year. The decrease was primarily due to a decrease in rental income in the real estate segment for the three and nine months ended March 31, 2016 as described below.

The two main revenue components for the real estate segment were investment income and rental income.

Rental income for the three and nine months ended March 31, 2016 was $33 and $83, respectively, as compared to $43 and $130, respectively, for the same periods of the last fiscal year. The decrease of $10 and $47, respectively, was primarily due to a decrease in rental income from both investment properties, MaoYe and FuLi, due to a decrease in space rented during the period, as compared to the same periods in the last fiscal year. TTCQ is actively looking for suitable tenants for renting the remaining commercial units.

TTCQ has yet to receive the title deed for properties purchased from JiangHuai. TTCQ is in the legal process to obtain the title deed, which is dependent on JiangHuai completing the entire project.

No investment income was recorded as “revenue” for the three months ended March 31, 2016 and 2015. Income was nil for both the three and nine months ended March 31, 2016, as compared to nil and $68 for the same periods of the prior fiscal year, from certain of our property development investments, which was reclassified to loan receivables. Such income is included in “Other Income” with effect from the third quarter of fiscal 2011 in accordance with ASC Topic 310-10-25 Receivables.

“Investments” in the real estate segment were the cost of an investment in a joint venture in which we had a 10% interest. During the second quarter of fiscal year 2014, TTCQ disposed of its 10% interest in the joint venture. The joint venture had to raise funds for the development of the project. As a joint-venture partner, TTCQ was required to stand guarantee for the funds to be borrowed; considering the amount of borrowing, the risk involved was higher than the investment made and hence TTCQ decided to dispose of the 10% interest in the joint venture investment. On October 2, 2013, TTCQ entered into a share transfer agreement with Zhu Shu. Based on the agreement the purchase price was to be paid by (1) RMB 10,000 worth of commercial property in Chongqing, China, or approximately $1,634 based on exchange rates published by the Monetary Authority of Singapore as of October 2, 2013, by non-monetary consideration and (2) the remaining RMB 8,000, or approximately $1,307 based on exchange rates published by the Monetary Authority of Singapore as of October 2, 2013, by cash consideration. The consideration consists of (1) commercial units measuring 668 square meters to be delivered in June 2016 and (2) sixteen quarterly equal installments of RMB 500 per quarter commencing from January 2014. Based on ASC Topic 845 Non-monetary Consideration, the Company deferred the recognition of the gain on disposal of the 10% interest in joint venture investment until such time that the consideration is paid, so that the gain can be ascertained. The recorded value of the disposed investment amounting to $783, based on exchange rates published by the Monetary Authority of Singapore as of June 30, 2014, is classified as “other assets” under non-current assets, because it is considered a down payment for the purchase of the commercial property in Chongqing. The first three installment amounts of RMB 500, each due in January 2014, April 2014 and July 2014, were all outstanding until the date of disposal of the investment in the joint venture. Out of the outstanding RMB 8,000, TTCQ had received RMB 100 in May 2014. However, the transferee, Jun Zhou Zhi Ye, has not registered the share transfer (10% interest in the joint venture) with the relevant authorities in China as of the date of this report.

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

The shop lots are to be delivered to TTCQ upon completion of the construction of the shop lots in the Singapore Themed Resort Project, the initial targeted date of completion was no later than December 31, 2016. However, should there be further delays in the project completion, based on the discussion with the developers it is estimated to be completed by June 30, 2018. The consideration does not include the remaining outstanding amount of RMB 2,000, or approximately $326, which will be paid in cash.

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

Comparison of the Three Months Ended March 31, 2016 and March 31, 2015

The following table sets forth certain consolidated statements of income data as a percentage of revenue for the three months ended March 31, 2016 and 2015, respectively:

	Three Months Ended
	Mar. 31, 2016	Mar. 31, 2015
Revenue	100.0%	100.0%
Cost of sales	77.2	70.9
Gross Margin	22.8%	29.1%
Operating expenses:
General and administrative	17.1%	20.3%
Selling	1.7	2.8
Research and development	0.5	0.5
Impairment loss	0.0	0.0
(Gain) / loss on disposal of property, plant and equipment	0.0	0.0
Total operating expenses	19.3%	23.6%
Income from Operations	3.5%	5.5%

Overall Gross Margin

Overall gross margin as a percentage of revenue decreased by 6.3% to 22.8% for the three months ended March 31, 2016, from 29.1% for the same period of the last fiscal year, primarily due to a decrease in the gross profit margin in the manufacturing segment, testing segment and real estate segment which was partially offset by an increase in gross profit margin in the distribution segment. In terms of absolute dollar amounts, gross profits decreased by $356 to $2,132 for the three months ended March 31, 2016, from $2,488 as compared to the same period of the last fiscal year.

Gross profit margin as a percentage of revenue in the manufacturing segment decreased by 4.8% to 19.5% for the three months ended March 31, 2016, from 24.3% in the same period of the last fiscal year. The decrease in gross margin was due to the change in product mix, which changes frequently as a result of changes in market demand. This segment increased sales of products that had lower profit margins and decreased sale of products that had higher profit margins due to the change in product mix in the manufacturing segment, as compared to the same period of last fiscal year. As a result of the change in product mix, the increase in cost was higher than the increase in manufacturing revenue for the three months ended March 31, 2016, as compared to the same period last fiscal year. In absolute dollar amounts, gross profits in the manufacturing segment increased by $56 to $871 for the three months ended March 31, 2016 from $815 for the same period of last fiscal year.

Gross profit margin as a percentage of revenue in the testing segment decreased by 8.5% to 29.0% for the three months ended March 31, 2016, from 37.5% in the same period of the last fiscal year.  The decrease was primarily due to a decrease in testing volume in the testing operations and lower average selling prices. The decrease was mainly in operations in Malaysia and the operations in Tianjin, China. These decreases were partially offset by the increase in our Singapore operations, Thailand operations and the operations in Suzhou, China. Significant portions of our cost of goods sold are fixed in the testing segment. Thus, as the demand of services and factory utilization decrease, the fixed costs are spread over the decreased output, which decreases the gross profit margin. Overall, the testing operations decreased their space utilization. The Suzhou, China operations and the Thailand operations reduced their cost on factory space; hence they managed to increase their space utilization. In absolute dollar amounts, gross profit in the testing segment decreased by $500 to $1,052 for the three months ended March 31, 2016 from $1,552 for the same period of the last fiscal year.

The gross profit margin of the distribution segment is not only affected by the market price of our products, but also our product mix, which changes frequently as a result of changes in market demand. Gross profit margin as a percentage of revenue in the distribution segment increased by 5.6% to 16.8% for the three months ended March 31, 2016, from 11.2% in the same period of the last fiscal year. The increase in gross margin as a percentage of revenue was due to the change in product mix in the distribution segment and an increase in volume, as this segment had an increase in sales of products that had lower profit margin and a decline in sales of products that had higher profit margin, as compared to the same period of last fiscal year. However, the increase in volume was higher, which enabled us to achieve higher gross profit margin. In terms of absolute dollar amounts, gross profit in the distribution segment for the three months ended March 31, 2016 was $207, an increase of $95 as compared to $112 in the same period of last fiscal year.

Gross profit margin as a percentage of revenue in the real estate segment was 6.1% for the three months ended March 31, 2016, as compared to a gross profit margin of 20.9% in the same period of the last fiscal year. In absolute dollar amounts, gross profit in the real estate segment for the three months ended March 31, 2016 was $2, a deterioration of $7 from a gross profit of $9 in the same period of last fiscal year.  The deterioration was primarily due to a decrease in rental income from both investment properties, MaoYe and FuLi, due to a decrease in space rented out, as compared to the same period in the last fiscal year.

Operating Expenses

Operating expenses for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended
	Mar. 31, 2016	Mar. 31, 2015
(Unaudited)
General and administrative	$1,600	$1,737
Selling	158	235
Research and development	51	44
Impairment loss	-	-
(Gain) / loss on disposal of property, plant and equipment	-	-
Total	$1,809	$2,016

General and administrative expenses decreased by $137, or 7.9%, from $1,737 to $1,600 for the three months ended March 31, 2016 compared to the same period of last fiscal year. The decrease in the general and administrative expenses was mainly attributable to the decrease in expenses in all operations, except for the Singapore operations.

The decrease in general and administrative expenses was mainly attributable to a decrease in depreciation due to certain assets being fully depreciated in Malaysia operations, decrease in payroll related expenses in Thailand operations due to reduction in headcount as certain processes were outsourced, decrease in legal fees and travelling and entertainment expenses in Chongqing, China, as compared to the same period last fiscal year. This decrease was partially offset by an increase in payroll related expenses due to increase in headcount and increase in provision for bonus in the Singapore operations, which is based on performance.

Selling expenses decreased by $77, or 32.8%, for the three months ended March 31, 2016, from $235 to $158, as compared to the same period of the last fiscal year. The decrease was mainly due to a decrease in travel expenses and commission expenses as the commissionable revenue decreased in the Singapore and Malaysia operations, as compared to the same period last fiscal year.

Income from Operations

Income from operations was $323 for the three months ended March 31, 2016, as compared to $472 for the same period of last fiscal year. The decrease was mainly due to the decrease in gross margin, which was partially offset with the decrease in operating expenses, as previously discussed.

Interest Expense

Interest expense for the third quarter of fiscal years 2016 and 2015 were as follows:
	Three Months Ended
	Mar. 31, 2016	Mar. 31, 2015
(Unaudited)
Interest expense	$(47)	$(52)

Interest expense decreased by $5 to $47 from $52 for the three months ended March 31, 2016, primarily due to payment of credit facilities and decreasing lines of credit utilized in the Singapore and Malaysia operations and a decrease in interest rate in the China operations. Lines of credit utilized were $1,321 as at March 31, 2016, as compared to $1,578 as at March 31, 2015. We are trying to keep our debt at a minimum in order to save financing costs. As of March 31, 2016, the Company had unused lines of credit of $6,455 as compared to $5,850 as at March 31, 2015.

Income Tax Expenses

Income tax expense for the three months ended March 31, 2016 was $15, as compared to an income tax expense of $170 for the same period last fiscal year. The decrease in income tax expense was caused mainly due to the decrease in income chargeable to tax in Tianjin, China operations. For the three months ended March 31, 2015 the tax expenses of $170 included $83, representing the taxes withheld by the China and Malaysia subsidiaries for the payments made to the Singapore subsidiary. Since these taxes withheld were not recoverable, it was expensed off in prior year. There was no such tax expense for the three months ended March 31, 2016. The taxes withheld by the China, Malaysia and Thailand subsidiaries were paid to the Inland Revenue department of the respective countries.

We record a provision for income taxes for the anticipated tax consequences of the reported results of operations using the asset and liability method. Under this method, we recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as for operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. We record a valuation allowance to reduce our deferred tax assets to the net amount that we believe is more likely than not to be realized.

Non-controlling Interest

As of March 31, 2016, we held a 55% interest in Trio-Tech (Malaysia) Sdn. Bhd., Trio-Tech (Kuala Lumpur) Sdn. Bhd., SHI International Pte. Ltd. and PTSHI Indonesia, and a 76% interest in Prestal Enterprise Sdn. Bhd. The non-controlling interest for the three months ended March 31, 2016, in the net income of subsidiaries, was $13, as compared to $41 for the same period of the previous fiscal year. The decrease in the non-controlling interest in the net income of subsidiaries was attributable to the decrease in net income generated by the Malaysia testing operation due to lower gross margin and higher foreign exchange losses as compared to the same period in the last fiscal year.

Loss from Discontinued Operations

Loss from discontinued operations was $1 for the three months ended March 31, 2016, as compared to a loss of $13 for the same period of the last fiscal year. The decrease in loss from discontinued operations was primarily due to a decrease in general and administrative of $12 for the three months ended March 31, 2016, as compared to the same period last fiscal year.

Net Income

Net income attributable to Trio-Tech International Common shareholders was $150 for the three months ended March 31, 2016, a decrease of $49 as compared to $199 for the three months ended March 31, 2015. The decrease in net income was mainly due to the decrease in gross margin and a decrease in other income, which was partially offset by the decrease in operating expenses, a decrease in tax expenses and a decrease in interest expenses, as previously discussed. The decrease in other income was mainly due to foreign exchange loss of $218 incurred during the three months ended March 31, 2016 as compared to $101 for the same period in last fiscal year.

Earnings per Share

Basic and diluted earnings per share from continuing operations for the three months ended March 31, 2016 was $0.04 compared to basic and diluted earnings per share of $0.06 in the same period of the last fiscal year. The decrease in earnings per share was due to a decrease in net income, as discussed above.

Basic and diluted earnings per share from the discontinued operations were nil for both the three months ended March 31, 2016 and 2015, respectively.

Segment Information

The revenue, gross margin and income from each segment for the third quarter of fiscal years 2016 and 2015, respectively, are presented below. As the revenue and gross margin for each segment have been discussed in the previous section, only the comparison of income from operations is discussed below.

Manufacturing Segment

The revenue, gross margin and income / (loss) from operations for the manufacturing segment for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended
	Mar. 31, 2016	Mar. 31, 2015
(Unaudited)
Revenue	$4,468	$3,359
Gross margin	19.5%	24.3%
Income / (loss) from operations	$(13)	$(51)

Loss from operations in the manufacturing segment was $13 for the three months ended March 31, 2016, an improvement of $38, as compared to a loss of $51 in the same period of the last fiscal year. The improvement was primarily due to an increase in revenue by $1,109 resulting in an increase in gross margin by $56 as discussed earlier, which was partially offset by the increase of $18 in operating expenses. Operating expenses for the manufacturing segment were $884 and $866 for the three months ended March 31, 2016 and 2015, respectively.  The increase in operating expenses of $18 was mainly due to an increase in general and administrative expenses of $112 and a decrease in selling expenses of $70 as compared to the same period of last fiscal year. The general and administrative expenses were higher as compared to the same period in the prior year primarily due to an increase in provision for bonus for the quarter ending March 31, 2016 in the Singapore operations as compared to the reversal of provision for bonus in the Singapore operations, which provision was no longer required in the prior year since the bonus payment was made then. Further, the increase in general and administrative expenses was also due to an increase in headcount. This increase was partially offset by a decrease in the allocation of Corporate expenses as compared to the same period last fiscal year. Corporate charges are allocated on a pre-determined fixed charge basis. Selling expenses decreased mainly due to a decrease in travel expenses and commission expenses. Commission expenses decreased due to a decrease in commissionable sales for the quarter ending March 31, 2016 as compared to the same period in prior fiscal year.

Testing Segment

The revenue, gross margin and income from operations for the testing segment for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended
	Mar. 31, 2016	Mar. 31, 2015
(Unaudited)
Revenue	$3,622	$4,138
Gross margin	29.0%	37.5%
Income from operations	$109	$574

Income from operations in the testing segment for the three months ended March 31, 2016 was $109, a decrease of $465 compared to $574 in the same period of last fiscal year. The decrease in operating income was mainly attributable to a decrease in revenue by $516 resulting in a decrease of $500 in gross margin, as discussed earlier, which was partially offset by a decrease of $35 in operating expenses. Operating expenses were $943 and $978 for the three months ended March 31, 2016 and 2015, respectively. The decrease in operating expenses, as discussed earlier, was mainly due to a decrease in general and administrative expenses in our Malaysia operations, and Tianjin operations in China, which were partially offset by the increase in our Singapore operations. The decrease in operating expenses was partially offset by an increase in allocation of the corporate charges by $42 as compared to the same period of last fiscal year. Corporate charges are allocated on a pre-determined fixed charge basis.

Distribution Segment

The revenue, gross margin and income from operations for the distribution segment for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended
	Mar. 31, 2016	Mar. 31, 2015
(Unaudited)
Revenue	$1,232	$1,003
Gross margin	16.8%	11.2%
Income from operations	$112	$5

Income from operations in the distribution segment for the three months ended March 31, 2016 was $112 as compared to an income from operations of $5 in the same period of last fiscal year. The improvement in operating income was mainly due to an increase in revenue by $229, an increase in gross profit margin by $95 and a decrease in operating expenses by $12. Operating expenses were $95 and $107 for the three months ended March 31, 2016 and 2015, respectively. Operating expenses decreased mainly due to a decrease in commission expenses, and a decrease in travel and entertainment expenses, which weres partially offset by the increase in allocation of corporate charges. Commission expenses decreased due to a decrease in commissionable sales. Corporate charges are allocated on a pre-determined fixed charge basis.

Real Estate Segment

The revenue, gross margin and loss from operations for the real estate segment for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended
	Mar. 31, 2016	Mar. 31, 2015
(Unaudited)
Revenue	$33	$43
Gross margin	6.1%	20.9%
Loss from operations	$(19)	$(18)

Loss from operations in the real estate segment for the three months ended March 31, 2016 was $19, as compared to $18 for the same period of the last fiscal year.  The increase in operating loss was mainly due to a decrease in revenue by $10 and a decrease gross margin by $7, as discussed earlier.  The operating expenses were $21 and $27 for the three months ended March 31, 2016 and 2015, respectively. The decrease in operating expenses as compared to the same quarter in last fiscal year was primarily due to a decrease in legal expenses and travelling and entertainment expenses.

Corporate

The gain / (loss) from operations for corporate for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended
	Mar. 31, 2016	Mar. 31, 2015
(Unaudited)
Gain / (loss) from operations	$134	$(39)

Operating gain in the corporate office for the three months ended March 31, 2016 was $134, an improvement of $173 as compared to an operating loss of $39 for the same period of the last fiscal year. The decrease in operating loss was mainly due to a decrease in travel expenses and timing difference in the professional fees.

Comparison of the Nine Months Ended March 31, 2016 and March 31, 2015

	Nine Months Ended
	Mar. 31, 2016	Mar. 31, 2015
Revenue	100.0%	100.0%
Cost of sales	74.9	73.6
Gross Margin	25.1%	26.4%
Operating expenses:
General and administrative	19.0%	20.3%
Selling	1.8	2.1
Research and development	0.6	0.5
Impairment loss	-	0.3
(Gain) / loss on disposal of property, plant and equipment	-	0.1
Total operating expenses	21.4%	23.3%
Income from Operations	3.7%	3.1%

Overall Gross Margin

Overall gross margin as a percentage of revenue decreased by 1.3% to 25.1% for the nine months ended March 31, 2016, from 26.4% in the same period of last fiscal year, primarily due to a decrease in the gross profit margin in the testing segment, distribution segment and real estate segment, which was partially offset by an increase in the gross profit margin in the manufacturing segment. In terms of absolute dollar amounts, gross profits decreased by $303 to $6,425 for the nine months ended March 31, 2016, from $6,728 for the same period of the last fiscal year.

Gross profit margin as a percentage of revenue in the manufacturing segment increased by 8.4% to 24.9% for the nine months ended March 31, 2016, from 16.5% in the same period of the last fiscal year. In absolute dollar amounts, the gross profit increased by $1,096 to $2,707 for the nine months ended March 31, 2016, as compared to $1,611 for the same period in last fiscal year. The increase in absolute dollar amount of gross margin was primarily due to a change in product mix and a decrease in cost in our Singapore operations due to the reversal of provision for bonus, as the provision was no longer required as at March 31, 2016, as compared to the same period last fiscal year. The increase in gross profit was also attributable to the increase in manufacturing revenue in our Singapore operations and in the U.S operations.

Gross profit margin as a percentage of revenue in the testing segment decreased by 5.5% to 29.5% for the nine months ended March 31, 2016, from 35.0% in the same period of the last fiscal year. The decrease was primarily due to a decrease in testing volume in all the testing operations and lower average selling prices. The decrease in gross profit margin was mainly in our Malaysia operations and Suzhou operations in China, which was partially offset by the increase in gross profit margin in our Singapore operations, Thailand operations, and Suzhou, China operations. As the demand of services and factory utilization decrease, the fixed costs are spread over a decreased output, which decreases the gross profit margin. In terms of absolute dollar amounts, gross profit in the testing segment decreased by $1,559 to $3,279 for the nine months ended March 31, 2016, from $4,838 for the same period of the last fiscal year.

Gross profit margin as a percentage of revenue in the distribution segment decreased by 1.2% to 12.6% for the nine months ended March 31, 2016 from 13.8% for the same period of the last fiscal year.  The decrease in gross margin was due to the change in product mix, as this segment had fewer sales of products with a higher profit margin as compared to the same period of last fiscal year.  In terms of absolute dollar amounts, gross profit in the distribution segment for the nine months ended March 31, 2016 was $448, an increase of $196 as compared to $252 in the same period of the last fiscal year. The gross profit margin of the distribution segment was not only affected by the market price of our products, but also our product mix, which changes frequently as a result of changes in market demand.

Gross profit margin as a percentage of revenue in the real estate segment was negative 10.8% for the nine months ended March 31, 2016, a deterioration of 31.6% from a gross profit margin of 20.8% for the same period in the last fiscal year. In terms of absolute dollar amounts, gross loss in the real estate segment for the nine months ended March 31, 2016 was $9, a deterioration of $36 from a gross profit of $27 in the same period of the last fiscal year. The deterioration was primarily due to a decrease in rental income from both investment properties, MaoYe and FuLi, as a result of decrease in space rented during the period, as compared to the same period in the last fiscal year.

Operating Expenses

Operating expenses for the nine months ended March 31, 2016 and 2015 were as follows:
	Nine Months Ended
	Mar. 31, 2016	Mar. 31, 2015
(Unaudited)
General and administrative	$4,861	$5,175
Selling	470	531
Research and development	148	138
Impairment loss	-	70
(Gain) / loss on disposal of property, plant and equipment	(4)	28
Total	$5,475	$5,942

General and administrative expenses decreased by $314, or 6.1%, from $5,175 to $4,861 for the nine months ended March 31, 2016 compared to the same period of the last fiscal year. There was a decrease in general and administrative expenses in all operations, except in the Singapore operations.

The decrease in general and administrative expenses was mainly attributable to a decrease in depreciation due to certain assets being fully depreciated in Malaysia operations, decrease in traveling expenses, decrease in professional fees in the corporate office and reversal of provision for bonus, which provision was no longer required, since the bonus payment was made in the Singapore and Malaysia operations during the second quarter of fiscal year 2016. These decreases were partially offset by an increase in payroll related expenses in Singapore operations due to increase in headcount and increase in professional fees in the Tianjin and Suzhou, China operations for the nine months ended March 31, 2016 as compared to the same period of last fiscal year.

Selling expenses decreased by $61, or 11.5%, for the nine months ended March 31, 2016, from $531 to $470 compared to the same period of the last fiscal year, which was mainly due to a decrease in commission expenses and warranty expenses in our U.S. operations, Singapore operations and Malaysia operations as a result of a decrease in commissionable sales.

There was no impairment loss in the nine months ended March 31, 2016 while there was an impairment loss on certain equipment in the Tianjin, China operation, found not suitable to test customers’ products for the same period in the prior fiscal year.

Income from Operations

Income from operations was $950 for the nine months ended March 31, 2016 as compared to $786 for the same period of the last fiscal year. The increase was mainly due to a decrease in operating expenses, as discussed earlier.

Interest Expense

Interest expense for the nine months ended March 31, 2016 and 2015 was as follows:

	Nine Months Ended
	Mar. 31, 2016	Mar. 31, 2015
(Unaudited)
Interest expense	$(151)	$(174)

Interest expense decreased by $23 to $151 from $174 for the nine months ended March 31, 2016 as compared to the same period of the last fiscal year due to repayment of credit facilities by the Singapore and Malaysia operations and due to the decrease in interest rate in the Tianjin, China operations.

Income Tax Expenses

Income tax expense for the nine months ended March 31, 2016 was $168, a decrease of $88, as compared to $256 for the same period of last fiscal year.  The decrease in income tax expense was caused mainly due to the decrease in income chargeable to tax in Tianjin, China operations. For the nine months ended March 31, 2015 the tax expenses of $256 included $148, representing the taxes withheld by the China and Malaysia subsidiaries for the payments made to the Singapore subsidiary. Since these taxes withheld were not recoverable, it was expensed off in prior year. There was no such tax expense for the nine months ended March 31, 2016. The taxes withheld by the China and Malaysia subsidiaries were paid to the Inland Revenue department of the respective countries.

We record a provision for income taxes for the anticipated tax consequences of the reported results of operations using the asset and liability method. Under this method, we recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as for operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. We record a valuation allowance to reduce our deferred tax assets to the net amount that we believe is more likely than not to be realized.

Non-controlling Interest

As of March 31, 2016, we held a 55% interest in Trio-Tech Malaysia, Trio-Tech (Kuala Lumpur) Sdn. Bhd., SHI International Pte. Ltd. and PTSHI Indonesia, and a 76% interest in Prestal Enterprise Sdn. Bhd. The non-controlling interest for the nine months ended March 31, 2016, in the net income of subsidiaries, was $156, a decrease of $95, as compared to $251 for the same period of last fiscal year. The decrease in the non-controlling interest in the net income of subsidiaries was attributable to the decrease in net income generated by the Malaysia testing operations due lower gross margin and higher foreign exchange losses as compared to the same period in the last fiscal year.

(Loss) / Income from Discontinued Operations

Loss from discontinued operations was $5 for the nine months ended March 31, 2016, as compared to an income of $7 for the same period of the last fiscal year. The other income caused by foreign exchange fluctuation in the discontinued operations was lower during the nine months ended March 31, 2016, which was partially offset by the decrease in general and administrative expenses as compared to the same period in the last fiscal year.

Net Income

Net income attributable to Trio-Tech International Common shareholders was $599 for the nine months ended March 31, 2016, an improvement of $430, as compared to a net income of $169 for the same period in the last fiscal year. The improvement was mainly due to an increase in operating profits caused by a decrease in operating expenses, which was partially offset by the decrease in gross profit margin. Operating expenses decreased mainly due to a decrease in general and administrative expenses and a decrease in selling expenses. There was an impairment loss in the nine months ending March 31, 2015 and there was no such impairment in the current year. There was a $28 loss on disposal of property, plant and equipment in the prior year as compared to a $4 gain on disposal of property, plant and equipment in the current year.

Earnings  per Share

Basic and diluted earnings per share from continuing operations for the nine months ended March 31, 2016 was $0.17 compared to basic and diluted loss per share of $0.05 in the same period of last fiscal year.  Improvement in earnings per share was mainly due to higher gross margin and lower operating expenses for the nine months ending March 31, 2016, as discussed earlier.

Basic and diluted earnings per share from discontinued operations were nil for both the nine months ended March 31, 2016 and 2015.

Segment Information

The revenue, gross profit margin, and income or loss from each segment for the nine months ended March 31, 2016 and 2015, respectively, are presented below.  As the segment revenue and gross margin for each segment have been discussed in the previous section, only the comparison of income from operations is discussed below.

Manufacturing Segment

The revenue, gross margin and income or loss from operations for the manufacturing segment for the nine months ended March 31, 2016 and 2015 were as follows:

	Nine Months Ended
	Mar. 31, 2016	Mar. 31, 2015
(Unaudited)
Revenue	$10,884	$9,754
Gross margin	24.9%	16.5%
Income / (loss) from operations	$358	$(786)

Income from operations from the manufacturing segment was $358 for the nine months ended March 31, 2016, an improvement of $1,144 as compared to a loss of $786 in the same period of the last fiscal year, primarily due to an increase in gross margin by $1,096, as discussed earlier. Operating expenses for the manufacturing segment were $2,349 and $2,397 for the nine months ended March 31, 2016 and 2015, respectively. The decrease in operating expenses of $48 was mainly due to a decrease in general and administrative expenses in the Singapore operations from the reversal of provision for bonus, which provision was no longer required since bonus payment was made in the Singapore operations during the second quarter of fiscal 2016. The decrease was also attributable to an impairment loss recorded by the Singapore operations for the nine months ended March 31, 2015, there being no such impairment loss in the nine months ended March 31, 2016. These decreases were partially offset by the increase in professional fees in the Suzhou, China operations as compared to the same period last fiscal year.

Testing Segment

The revenue, gross margin and income from operations for the testing segment for the nine months ended March 31, 2016 and 2015 were as follows:

	Nine Months Ended
	Mar. 31, 2016	Mar. 31, 2015
(Unaudited)
Revenue	$11,106	$13,829
Gross margin	29.5%	35.0%
Income from operations	$469	$1,848

Income from operations in the testing segment for the nine months ended March 31, 2016 was $469, a decrease of $1,379 compared to $1,848 in the same period of the last fiscal year. The decrease in operating income was attributable to a decrease in revenue by $ 2,723 and a decrease in gross profit of $1,559, as discussed earlier, partially offset by a decrease in operating expenses of $180. Operating expenses were $2,810 and $2,990 for the nine months ended March 31, 2016 and 2015, respectively. The decrease in operating expenses was mainly attributable to a decrease in selling expenses due to lower commission expenses due to a decrease in commissionable sales, and a decrease in general and administrative expenses due to reversal of provision for bonus, which provision was no longer required, as bonus payment was made in the Singapore and Malaysia operations. These decreases were partially offset by an increase in allocation of corporate expenses on a predetermined fixed charge basis and an increase in professional fees in the Tianjin and Chongqing operations, in China. The decrease in operating expenses in the nine months ended March 31, 2015 was due to an impairment in the Tianjin operations from certain equipment found not suitable to test customer’s products and a loss on disposal in the Suzhou operations to reduce factory space, whereas there was no such impairment loss and no loss on disposal in the nine months ended March 31, 2016.

Distribution Segment

The revenue, gross margin and income from operations for the distribution segment for the nine months ended March 31, 2016 and 2015 were as follows:

	Nine Months Ended
	Mar. 31, 2016	Mar. 31, 2015
(Unaudited)
Revenue	$3,566	$1,820
Gross margin	12.6%	13.8%
Income from operations	$182	$5

Income from operations in the distribution segment for the nine months ended March 31, 2016 was $182, an increase of $177 compared to an operating income of $5 in the same period of the last fiscal year. The improvement was mainly due to an increase in revenue by $1,746 and an increase in gross profit of $196, as discussed earlier. Operating expenses for the nine months ended March 31, 2016 increased by $19. Operating expenses were $266 and $247 for the nine months ended March 31, 2016 and 2015, respectively. The increase in operating expenses was mainly due to an increase in selling expenses and an increase in allocation of corporate expenses, which is charged on a predetermined fixed basis. These increases were partially offset by the decrease in general and administrative expenses.

Real Estate Segment

The revenue, gross (loss) / profit and loss from operations for the real estate segment for the nine months ended March 31, 2016 and 2015 were as follows:

	Nine Months Ended
	Mar. 31, 2016	Mar. 31, 2015
(Unaudited)
Revenue	$83	$130
Gross (loss) / profit margin	(10.8)%	20.8%
Loss from operations	$(89)	$(109)

Loss from operations in the real estate segment for the nine months ended March 31, 2016 was $89, a decrease of $20 as compared to $109 for the same period of the last fiscal year.  The decrease in operating loss was mainly due to a decrease in operating expenses, which was offset by a decrease in revenue and a decrease in gross margin, as discussed earlier. Operating expenses decreased by $56 to $80 for the nine months ended March 31, 2016 as compared to $136 for the same period in the last fiscal year. The decrease in operating expenses was mainly due to a decrease in legal fees and travelling and entertainment expenses.

Corporate

The gain / (loss) from operations for corporate for the nine months ended March 31, 2016 and 2015 were as follows:

	Nine Months Ended
	Mar. 31, 2016	Mar. 31, 2015
(Unaudited)
Gain / (loss) from operations	$30	$(173)

Operating gain in the corporate office for the nine months ended March 31, 2016 was $30, an improvement of $203, as compared to an operating loss of $173 for the same period of the last fiscal year.  This was mainly due to a decrease in travelling expenses, stock option expenses, staff-related expenses and professional fees.

Financial Condition

The balance sheet of the subsidiaries has been translated from the functional currency to the reporting currency using the closing exchange rate as at March 31, 2016. The U.S dollar exchange rate has strengthened and hence the foreign currency exchange difference between the functional currency and U.S. dollars for the nine months ended March 31, 2016 has an impact in the balance sheet.

During the nine months ended March 31, 2016, total assets increased by $53, from $32,037 as at June 30, 2015 to $32,090 as at March 31, 2016. The increase in total assets was primarily due to an increase in trade accounts receivable, other assets and inventories. This was partially offset by a decrease in property, plant and equipment, cash and cash equivalents, investment properties, restricted term deposits and other receivables.

Cash and cash equivalents were $3,545 as at March 31, 2016, reflecting a decrease of $166 from $3,711 as at June 30, 2015, primarily due to a slow-down in collections from our major customers in the Singapore operations, Malaysia operations and Tianjin, China operations. The number of days’ sales outstanding in accounts receivables was 89 days at the end of the third quarter of fiscal year 2016 and 88 days for the fiscal year ended 2015. The cash outflow was from the repayment of lines of credit, bank loans payable and capital leases, payment of dividend to non-controlling interest of subsidiaries, payment of bonus in the Singapore and Malaysia operations. These were offset partially by the cash inflow from the disposal of property, plant and equipment.

At March 31, 2016, the trade accounts receivable balance increased by $1,095 to $8,970 from $7,875 as at June 30, 2015, primarily due to an increase in revenue in the Singapore, Malaysia and Thailand operations for the third quarter of fiscal 2016. The number of days’ sales outstanding was 89 days at the end of the third quarter of fiscal 2016 compared to 88 days at the end of fiscal year 2015. The increase in days’ sales outstanding was primarily due to higher sales in the month ended March 31, 2016, as compared to the year-end of last fiscal year.

At March 31, 2016, other receivables were $366 reflecting a decrease of $23 from $389 as at June 30, 2015. The decrease was primarily due to a decrease in rental deposits in our Suzhou, China operations and a decrease in goods and services taxes claimable, as the goods and services tax collected on the sales were higher than the goods and services tax paid on the purchases during the nine months ended March 31, 2016.

Inventories at March 31, 2016 were $1,414, an increase of $273 compared to $1,141 as at June 30, 2015. The increase in inventory was mainly due to an increase in raw materials and finished goods purchases to meet the demands of the customers in the Singapore operations in the nine months ending March 31, 2016, as compared to the prior fiscal year. There was also an increase in raw materials in the Tianjin, China operations in the second quarter of fiscal year 2016, as compared to the fourth quarter of fiscal year 2015. These increases were partially offset by the decrease in raw materials in the Singapore operations and Suzhou, China operations. The number of days’ inventory held was 43 days at the end of the third quarter of fiscal 2016 compared to 38 days at the end of fiscal year 2015.  The higher days’ inventory on hand was due to higher purchases of materials compared to the utilization of the inventory by the Singapore operations and Tianjin, China operations in the nine-month period ended March 31, 2016, as compared to the year end of fiscal 2015.

Investment properties, net in China as at March 31, 2016 were $1,402, a decrease of $138 from $1,540 as at June 30, 2015.  The decrease was primarily due to depreciation charged and by the foreign currency exchange difference between the functional currency and U.S. dollars for the nine months ended March 31, 2016.

Property, plant and equipment decreased by $1,209 from $12,522 as at June 30, 2015 to $11,313 as at March 31, 2016, mainly due to the foreign currency exchange difference between functional currency and U.S. dollars from June 30, 2015 to March 31, 2016 and depreciation charges amounting to $1,375 for the nine months ended March 31, 2016. Capital expenditures decreased by $887, which decrease was mainly in the Malaysia and Singapore operations and in the Tianjin and Suzhou operations in China.

Other assets as at March 31, 2016 increased by $300 to $2,123 from $1,823 as at June 30, 2015.  The increase in other assets was primarily due down-payment for purchase of property, plant and equipment in the Malaysia operations, which was partially offset reduction in rental deposits in the Singapore operations and by the foreign currency exchange difference between functional currency and U.S. dollars from June 30, 2015 to March 31, 2016.

Restricted term deposits decreased by $72 from $2,140 as at June 30, 2015 to $2,068 as at March 31, 2016. This was due to the withdrawal made from the restricted term deposits during the nine months ended March 31, 2016 for repayment of certain lines of credit and by the foreign currency exchange difference between functional currency and U.S. dollars from June 30, 2015 to March 31, 2016, which were partially offset by the interest income from the restricted deposits.

Lines of credit as at March 31, 2016 decreased by $257 to $1,321, from $1,578 as at June 30, 2015. The decrease in lines of credit was mainly due to re-payment of lines of credit by the Malaysia operations, which was partially offset by the increase in the utilization of lines of credit in the Singapore operations and new lines of credit available in our Tianjin, China operations.

Accounts payable as at March 31, 2016 increased by $1,304 to $4,074 from $2,770 as at June 30, 2015. The increase was mainly due to the Singapore operations and Malaysia operations due to the increased purchases for the higher sales in the manufacturing segment in Singapore in the second quarter of fiscal year 2016, as compared to the end of fiscal year 2015. This increase was partially offset by the decreases in Tianjin and Suzhou operations, in China, due to increased payment to suppliers, and a decrease in purchases during the end of the second quarter of fiscal year 2016, as compared to the end of fiscal year 2015.

Accrued expenses as at March 31, 2016 decreased by $622 to $2,462 from $3,084 as at June 30, 2015. The decrease in accrued expenses was mainly due to a reversal of provision for bonus, which provision was no longer required in the Singapore and Malaysia operations as at March 31, 2016. These decreases were partially offset by the increase in a provision for sales rebate for one of our major customers in the Singapore operations.

Bank loans payable as at March 31, 2016 decreased by $336 to $2,208 from $2,544 as at June 30, 2015. This was due to the repayment of loans by the Singapore and Malaysia operations.

Capital leases as at March 31, 2016 increased by $37 to $709 from $672 as at June 30, 2015. This was due to the repayment of capital leases by the Malaysia and Singapore operations, which was partially offset by the new capital lease available in our Malaysia operations.

Liquidity Comparison

Net cash provided by operating activities decreased by $1,046 to $1,346 for the nine months ended March 31, 2016, compared to $2,392 in the same period of the last fiscal year. The decrease in net cash generated by operating activities was primarily due to an increase in accounts receivable by $1,335, a decrease in depreciation expense by $367, a decrease in other assets by $142, a decrease in warranty recovery by $117, a decrease in income tax payable by $111, an increase in gain on disposal of property, plant and equipment by $81, an increase in income tax benefit by $74, a decrease in impairment loss by $71 and a decrease in bad debts expense by $54. These were partially offset by an increase in accounts payable and accrued expenses by $709, an increase in net income by $335, an increase in accrued interest expense by $114, an increase in inventories by $103 and a decrease in prepaid expenses and other assets by $46.

Net cash used in investing activities decreased by $195 to $614 for the nine months ended March 31, 2016, compared to $809 for the same period of the last fiscal year.  The decrease in cash outflow in the investing activities was primarily due to increase in proceeds from disposal of property, plant and equipment during the nine months ended March 31, 2016.

Net cash used in financing activities for the nine months ended March 31, 2016 was $732, representing a decrease of $1,225, as compared to $1,957 during the same period of the last fiscal year. The decrease in outflow was mainly due to a decrease in repayment of lines of credit by $1,362 and a decrease in repayment of bank loans and capital leases by $54 as compared to the same period of last fiscal year. These decreases were partially offset by an increase in dividends paid to non-controlling interest by $114 and a decrease in proceeds from bank loan and capital leases by $77 in our Malaysia operation.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2016, the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective at a reasonable level.

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

TRIO-TECH INTERNATIONAL /s/ Victor H.M. Ting VICTOR H.M. TING Vice President and Chief Financial Officer (Principal Financial Officer) Dated: May 12, 2016