Form 10-K
period 2016-06-30
TRIO-TECH INTERNATIONAL
filed 2016-09-28
CIK 732026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act. ☐ Yes  ☑No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑  Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in a definitive proxy statement or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):  Large Accelerated Filer ☐ Accelerated File ☐  Non-Accelerated Filer (Do not check if a smaller reporting company ☐ Smaller Reporting Company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☑No

The aggregate market value of voting stock held by non-affiliates of Registrant, based upon the closing price of $2.79 for shares of the registrant’s Common Stock on December 31, 2015, the last business day of the registrant’s most recently completed second fiscal quarter as reported by the NYSE MKT, was approximately $5,570,000. In calculating such aggregate market value, shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock (including shares with respect to which a holder has the right to acquire beneficial ownership within 60 days) were excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock outstanding as of September 1, 2016 was 3,513,055.

Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference information from Registrant’s Proxy Statement for its 2016 Annual Meeting of Shareholders to be filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K.

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

General

Trio-Tech International was incorporated in 1958 under the laws of the State of California. As used herein, the term "Trio-Tech" or "Company” or “we” or “us” or “Registrant” includes Trio-Tech International and its subsidiaries unless the context otherwise indicates.  The mailing address and executive offices are located at 16139 Wyandotte Street, Van Nuys, California 91406, and the telephone number is (818) 787-7000.

During fiscal year 2016, the Company operated its business in four segments: manufacturing, testing services, distribution and real estate. Geographically, the Company operates in the U.S., Singapore, Malaysia, Thailand and China.  It operates six testing service facilities; one in the United States and five in Southeast Asia. It operates two manufacturing facilities: one in the United States and the other in Southeast Asia. Its distribution segment and real estate segment operate primarily in Southeast Asia. Its major customers are concentrated in Southeast Asia and they are either semiconductor chip manufacturers or testing facilities that purchase testing equipment.  For information relating to revenues, profit and loss and total assets for each of the segments, see Note 19 - Business Segments contained in the consolidated financial statements included in this Form 10-K.

Company History – Certain Highlights for Fiscal Year 2016

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
Trio-Tech International Pte. Ltd., Singapore, re-certified to ISO 14001:2004 standards. (Aug 2015)

2016	Trio-Tech (Tianjin) Co., Ltd., re-certified to ISO 14001:2004 standards. (July 2016) Trio-Tech (Tianjin) Co., Ltd., re-certified to OHSAS 18001:2007 standards. (July 2016)

Overall Business Strategies

Our core business is and historically has been in the semiconductor industry (testing services, manufacturing and distribution).  Revenue from this industry accounted for 99.6% of our revenue for the fiscal year 2016 as compared to 99.5% in fiscal year 2015. The semiconductor industry has experienced periods of rapid growth, but has also experienced downturns, often in connection with, or in anticipation of, maturing product cycles of both semiconductor companies’ and their customers’ products and declines in general economic conditions. To reduce our risks associated with sole industry focus and customer concentration, the Company expanded its business into the real estate investment and oil and gas equipment fabrication businesses in 2007 and 2009, respectively. Real Estate segment contributed only 0.4% to the total revenue and has been insignificant since the property market in China has slowed down due to control measures in China. However, we are in the process of winding-up the oil & gas equipment fabrication operations, which discontinued its operations in December 2012.

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

Real Estate

Beginning in 2007, TTI has invested in real estate property in Chongqing, China, which has generated investment income from the rental revenue from real estate we purchased in Chongqing, China, and investment returns from deemed loan receivables, which are classified as other income. The rental income is generated from the rental properties in MaoYe and FuLi in Chongqing, China. In the second quarter of fiscal 2015, the investment in JiaSheng, which was deemed as loans receivable, was transferred to down payment for purchase of investment property in China.

Product Research and Development

We focus our research and development activities on improving and enhancing both product design and process technology. We conduct product and system research and development activities for our products in Singapore and the United States. Research and development expenses were $200 and $182 in fiscal year 2016 and 2015, respectively. Our Singapore operations increased their research and development expenses in fiscal year 2016, due to an increase in payroll related expenses.

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

Dependence on Limited Number of Customers

In fiscal years 2016 and 2015, combined sales of equipment and services to our three largest customers accounted for approximately 69.8% and 72.2%, respectively, of our total net revenue. Of those sales, $20,862 (60.6%) and $21,503 (63.4%) were from one major customer. Although the major customer is a U.S. company, the revenue generated from it was from facilities located outside of the U.S. The majority of our sales and services in fiscal years 2016 and 2015 were to customers outside of the United States.

Backlog

The following table sets forth the Company's backlog at the dates indicated:	For the Year Ended June 30,
	2016	2015
Manufacturing backlog	$3,657	$3,323
Testing services backlog	818	721
Distribution backlog	1,292	1,021
Real estate backlog*	537	103
	$6,304	$5,168

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

The principal competitive factors in the manufacturing industry include product performance, reliability, service and technical support, product improvements, price, established relationships with customers and product familiarity. We make every effort to compete favorably with respect to each of these factors.  Although we have competitors for our various products, we believe that our products compete favorably with respect to each of the above factors. We have been in business for more than 58 years and have operation facilities mostly located in Southeast Asia.  Those factors combined have helped us to establish and nurture long-term relationships with customers and will allow us to continue doing business with our existing customers upon their relocation to other regions where we have a local presence or are able to reach.

Patents

In fiscal years 2016 and 2015, we did not register any patents within the U.S.

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

Employees

As of June 30, 2016, we had approximately 629 full time employees and no part time employees. Geographically, approximately 10 full time employees were located in the United States and approximately 619 full time employees in Southeast Asia.  None of our employees are represented by a labor union.

There were approximately 54 employees in the manufacturing segment, 536 employees in the testing services segment, 4 employees in the distribution segment, 3 employees in the real estate segment and 32 employees in general administration, logistics and others.

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

The following table presents the relevant information regarding the location and general character of our principal manufacturing and testing facilities:

			Owned (O)
		Approx.	or Leased (L)
		Sq. Ft.	& Expiration
Location	Segment	Occupied	Date
16139 Wyandotte Street, Van Nuys,	Corporate	5,200	(L) Mar. 2017
CA 91406, United States of America	Testing Services/ Manufacturing
1004, Toa Payoh North, Singapore
Unit No. HEX 07-01/07,	Testing Services	6,864	(L) Sept. 2017
Unit No. HEX 07-01/07, (ancillary site)	Testing Services	2,605	(L) Sept. 2017
Unit No. HEX 03-01/02/03,	Testing Services /Manufacturing	2,959	(L) Sept. 2017
Unit No. HEX 01-08/15,	Testing Services /Manufacturing	6,864	(L) Jan. 2017*1
Unit No. HEX 01-08/15, (ancillary site)	Testing Services /Manufacturing	351	(L) Jan. 2017*1
Unit No. HEX 01-16/17,	Logistics Store	1,983	(L) Jan. 2017*1
1008, Toa Payoh North, Singapore
Unit No. HEX 03-09/17,	Manufacturing	6,099	(L) Jan. 2017*1
Unit No. HEX 03-09/17, (ancillary site)	Manufacturing	70	(L) Jan. 2017*1
Unit No. HEX 01-09/10/11,	Manufacturing	2,202	(L) Nov. 2017
Unit No. HEX 01-15/16,	Manufacturing	1,400	(L) Sept. 2017
Unit No. HEX 01-08,	Manufacturing	603	(L) Jun. 2017
Unit No. HEX 01-12/14,	Manufacturing	1,664	(L) Jul. 2019
Plot 1A, Phase 1	Manufacturing	42,013	(O)
Bayan Lepas Free Trade Zone
11900 Penang
Lot No. 11A, Jalan SS8/2,	Testing Services	78,706	(O)
Sungai Way Free Industrial Zone,
47300 Petaling Jaya,
Selangor Darul Ehsan, Malaysia
327, Chalongkrung Road,	Testing Services	34,433	(O)
Lamplathew, Lat Krabang,
Bangkok 10520, Thailand
No. 5, Xing Han Street, Block A	Testing Services	6,200	(L) Jan. 2017
#04-15/16, Suzhou Industrial Park
China 215021
27-05, Huang Jin Fu Pan.	Real Estate	969	(L) Aug. 2017
No. 26 Huang Jin Qiao Street
Hechuan District Chongqing China 401520
B7-2, Xiqing Economic Development	Testing Services	53,550	(L) Apr. 2021
Area International Industrial Park
Tianjin City, China 300385
No. B-11-03, Jalan Persiaran Multimedia	Manufacturing	470	(L) Mar. 2017
I-City Seksyen 7
40000 Shah Alam, Selangor

*1 Leases for these premises are expected to be extended upon expiry.

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

ITEM 5 – MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is traded on the NYSE MKT under the symbol “TRT.”  The following table sets forth, for the periods indicated, the range of high and low sales prices of our Common Stock as quoted by the NYSE MKT:

	High	Low

Fiscal year ended June 30, 2015
Quarter ended September 30, 2014	$5.34	$3.20
Quarter ended December 31, 2014	$3.87	$2.91
Quarter ended March 31, 2015	$3.33	$2.62
Quarter ended June 30, 2015	$3.30	$2.65

Fiscal year ended June 30, 2016
Quarter ended September 30, 2015	$3.20	$2.26
Quarter ended December 31, 2015	$3.25	$2.42
Quarter ended March 31, 2016	$3.34	$2.40
Quarter ended June 30, 2016	$4.00	$3.00

Stockholders

As of September 1, 2016, there were 3,513,055 shares of our Common Stock issued and outstanding, and the Company had approximately 63 record holders of Common Stock. The number of holders of record does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.

Dividend Policy

We did not declare any cash dividends in either fiscal year 2016 or fiscal year 2015.

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

ITEM 7 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE AMOUNTS).

The following discussion and analysis should be read in conjunction with our disclaimer on “Forward-Looking Statements,” “Item 1. Business,” and our Consolidated Financial Statements, the notes to those statements and other financial information contained elsewhere in this Annual Report on Form 10-K.

During fiscal years 2016 and 2015, Trio-Tech International operated in four segments: manufacturing, testing services, distribution and real estate. In fiscal year 2016, revenue from the manufacturing, testing services, distribution and real estate segments represented 42.1%, 44.3%, 13.2% and 0.4% of our revenue, respectively, as compared to 37.9%, 53.1%, 8.5% and 0.5% respectively, in fiscal year 2015.

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

During fiscal year 2016, TTTJ was re-certified to ISO 14001:2004 standards. It provides testing services for one of our major customers. In August 2015, our testing operations in Singapore, Malaysia and Bangkok were re-certified to ISO 9001:2008 standards.  During the previous fiscal year, our testing operations in Singapore were re-certified to ISO 17025:2005 standards.

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

No investment income was recorded as “revenue” by the real estate segment in either of fiscal years 2016 or 2015.

During fiscal year 2007, TTI invested in real estate property in Chongqing, China, which has generated investment income from rental revenue and investment returns from deemed loan receivables, which are classified as other income. The rental income is generated from the rental properties in MaoYe, JiangHuai and FuLi in Chongqing, China. In the second quarter of fiscal 2015, the investment in JiaSheng, which was deemed as loans receivable, was transferred to down payment for purchase of investment property in China.

Trio-Tech Chongqing Co., Ltd. (“TTCQ”) invested RMB 5,554 in rental properties in Maoye during fiscal year 2008, RMB 3,600 in rental properties in JiangHuai during fiscal year 2010 and RMB 4,025 in rental properties in FuLi during fiscal year 2010. The total investment in properties in China was RMB 13,179, or approximately $1,983 and $2,123 in fiscal years 2016 and 2015, respectively. The carrying value of these investment properties in China was RMB 8,901 and RMB 9,560, or approximately $1,340 and $1,540, in fiscal years 2016 and 2015, respectively. These properties generated a total rental income of $122 and $173 for fiscal years 2016 and 2015, respectively. TTCQ’s investment in properties that generated rental income is discussed further in this Form 10-K.

TTCQ has yet to receive the title deed for properties purchased from JiangHuai. TTCQ is in the legal process of obtaining the title deed, which is dependent on JiangHuai completing the entire project. JiangHuai property did not generate any income during fiscal 2016 and 2015.

“Investments” in real estate segment was the cost of an investment in a joint venture in which we had 10% interest. During the second quarter of fiscal year 2014, TTCQ disposed of its 10% interest in the joint venture. The joint venture had to raise funds for the development of the project. As a joint-venture partner, TTCQ was required to stand guarantee for the funds to be borrowed; considering the amount of borrowing, the risk involved was higher than the investment made and hence TTCQ decided to dispose of the 10% interest in the joint venture investment. On October 2, 2013, TTCQ entered into a share transfer agreement with Zhu Shu. Based on the agreement the purchase price was to be paid by (1) RMB 10,000 worth of commercial property in Chongqing, China, or approximately $1,634 based on exchange rates published by the Monetary Authority of Singapore as of October 2, 2013, by non-monetary consideration and (2) the remaining RMB 8,000, or approximately $1,307 based on exchange rates published by the Monetary Authority of Singapore as of October 2, 2013, by cash consideration. The consideration consists of (1) commercial units measuring 668 square meters to be delivered in June 2016 and (2) sixteen quarterly equal installments of RMB 500 per quarter commencing from January 2014. Based on ASC Topic 845 Non-monetary Consideration, (“ASC Topic 845”), the Company deferred the recognition of the gain on disposal of the 10% interest in joint venture investment until such time that the consideration is paid, so that the gain can be ascertained. The recorded value of the disposed investment amounting to $783, based on exchange rates published by the Monetary Authority of Singapore as of June 30, 2014, is classified as “other assets” under non-current assets, because it is considered a down payment for the purchase of the commercial property in Chongqing. TTCQ performed a valuation on a certain commercial unit and its market value was higher than the carrying amount. The first three installment amounts of RMB 500 each due in January 2014, April 2014 and July 2014 were all outstanding until the date of disposal of the investment in joint venture. Out of the outstanding RMB 8,000, TTCQ had received RMB 100 during May 2014.

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

The shop lots are to be delivered to TTCQ upon completion of the construction of the shop lots in the Singapore Themed Resort Project, which is expected to be no later than December 31, 2016. However, should there be further delays in the project completion, based on the discussion with the developers it is estimated to be completed by December 31, 2018. The consideration does not include the remaining outstanding amount of RMB 2,000, or approximately $326, which will be paid in cash.

Fiscal Year 2016 Highlights (in Thousands)

●	Total revenue increased by $522, or 1.5%, to $34,454 in fiscal year 2016 compared to $33,932 in fiscal year 2015.
●	Manufacturing segment revenue increased by $1,637, or 12.7%, to $14,510 in fiscal year 2016 compared to $12,873 in fiscal year 2015.
●	Testing services segment revenue was $15,280 in fiscal year 2016, a decrease of $2,740, or 15.2%, compared to $18,020 in fiscal year 2015.
●	Distribution segment revenue was $4,542 in fiscal year 2016, an increase of $1,676, or 58.5%, compared to $2,866 in fiscal year 2015.
●	Real estate segment revenue decreased by $51, or 29.5%, to $122 in fiscal year 2016 compared to $173 in fiscal year 2015.
●	Gross profit margins decreased by 0.8% to 25.5% in fiscal year 2016 compared to 26.3% in fiscal year 2015.
●	General and administrative expenses decreased by $399, or 5.8%, to $6,449 in fiscal year 2016 compared to $6,848 in fiscal year 2015.
●	Selling expenses decreased by $41, or 5.7%, to $676 in fiscal year 2016 compared to $717 in fiscal year 2015.
●	Research and development expenses increased by $18, or 9.9%, to $200 in fiscal year 2016 from $182 in fiscal year 2015.
●	Impairment loss decreased by $70 to nil in fiscal year 2016 compared to $70 in fiscal year 2015.
●	Gain on disposal of property, plant and equipment decreased by $83 to $16 in fiscal year 2016 as compared to $99 in fiscal year 2015.
●	Income from operations was $1,460 in fiscal year 2016, an improvement of $253, as compared to $1,207 in fiscal year 2015.
●	Income from continuing operations before income taxes was $1,302 in fiscal year 2016, a decrease of $23, as compared to $1,325 in fiscal year 2015.
●	Loss from discontinued operations before income tax was $4 in fiscal year 2016, a change of $10, as compared to an income of $6 in fiscal year 2015.
●	Other income decreased by $317 to $46 in fiscal year 2016 compared to $363 in fiscal year 2015.
●	Tax expense for fiscal year 2016 was $237 compared to $507 in fiscal year 2015.
●	Total assets increased by $182, or 0.6%, to $32,219 as of June 30, 2016 compared to $32,037 as of June 30, 2015.
●	Working capital increased by $1,191, or 22.5%, to $6,479 as of June 30, 2016 compared to $5,288 as of June 30, 2015.
●	Net income attributable to Trio-Tech International for the fiscal year 2016 was $779 compared to $521 in fiscal year 2015.
●	Net income attributable to non-controlling interest for the fiscal year 2016 was $282 compared to $303 in fiscal year 2015.

The highlights above are intended to identify some of our most significant events and transactions during our fiscal year 2016. However, these highlights are not intended to be a full discussion of our results for the year.  These highlights should be read in conjunction with the discussion in this Item 7 and with our consolidated financial statements and footnotes accompanying this Annual Report.

General Financial Information

During the fiscal year ended June 30, 2016, total assets increased by $182, from $32,037 in fiscal year 2015 to $32,219 in fiscal year 2016. The increase was primarily due to an increase in cash and cash equivalent, short-term deposits, trade accounts receivable, other receivables, inventories and prepaid expenses. These increases were partially offset by the decrease in deferred taxes, investment properties, property, plant and equipment, other assets and restricted term deposits.

Cash and cash equivalents at June 30, 2016 were $3,807, an increase of $96, or 2.6%, compared to $3,711 at June 30, 2015. The increase in cash was primarily due to utilization of loans and credit facilities, which were partially offset by capital expenditures. The increase in cash and cash equivalents was partially offset by payment of a term loan, payment of lines of credit, increase in trade accounts receivable and placement of term-deposit in fiscal year 2016.

Short-term deposits at June 30, 2016 were $295, an increase of $194, compared to $101 at June 30, 2015. The increase in short-term deposits was primarily due to placement of deposit of RM 800 equivalent to approximately $200 by the Malaysia operations. This increase was offset by the currency translation.

Trade accounts receivable at June 30, 2016 was $8,826, representing an increase of $951, or 12.1%, compared to $7,875 at June 30, 2015. The increase was attributable to an increase in revenue during the fourth quarter of fiscal year 2016 as a result of a decrease in capital spending on equipment and systems by our customers. Sales in the fourth quarter from all of the segments in fiscal year 2016 were $8,815, an increase of $416, or 5.0%, compared to the sales of $8,399 in fourth quarter of fiscal year 2015. The number of days’ sales outstanding was 87 days at the end of fiscal year 2016, a decrease of 1 day, compared to 88 days at the end of fiscal year 2015.

As at June 30, 2016, other receivables were $596, an increase of $207, or 53.2%, compared to $389 at June 30, 2015. The increase was mainly due to an increase in advance payment made to suppliers by our Singapore operations and an increase in the goods and services tax (“GST”) refund claimable from the Inland Revenue by the Singapore operations in fiscal year 2016 as a result of increased purchases of inventories by the Singapore operations in the fourth quarter of fiscal year 2016, as compared to the same period in the prior year.

Inventories as at June 30, 2016 were $1,460, an increase of $319, or 28.0%, compared to $1,141 at June 30, 2015. The increase was mainly due to longer inventory turnover and a decrease in allowance of obsolete inventory as compared to fiscal year 2015.

Prepaid expenses and other current assets at June 30, 2016 were $264, an increase of $20 from $244 at June 30, 2015. The increase was mainly due to payment of software license fees and payment of insurance premiums towards the end of fiscal year 2016.

Deferred tax assets at June 30, 2016 were $401, a decrease of $52 as compared to $453 as at June 30, 2015. The decrease was mainly caused by timing differences in our Singapore operations.

Investment properties in China at June 30, 2016 were $1,340, a decrease of $200 from $1,540 at June 30, 2015.  The decrease was primarily due to the depreciation charged during fiscal year 2016. The foreign currency translation also contributed to the decrease. Investment property in Malaysia as at June 30, 2016 and 2015 were nil. In the fourth quarter of fiscal year 2015, investment property in Malaysia amounting to $98 was reclassified to assets held for sale, as the company has an intention to sell and it is ready for sale.

Property, plant and equipment at June 30, 2016 were $11,283, a decrease of $1,239, or 9.9%, compared to $12,522 at June 30, 2015. The decrease in property, plant and equipment was mainly due to lower capital expenditure in fiscal 2016 as compared to fiscal year 2015. The foreign currency translation also contributed to the decrease. Capital expenditure in fiscal year 2016 decreased by $1,037, to $1,657 as compared to $2,694 for fiscal year 2015. The decrease in capital expenditure in the Malaysia and Singapore operations was higher than the increase in capital expenditure in the Tianjin, China operations in fiscal year 2016.

Other assets at June 30, 2016 were $1,788, a decrease of $35, or 1.9%, compared to $1,823 at June 30, 2015. The decrease was mainly due to the decrease in down payment for the purchase of fixed assets in the Malaysia operations and the Tianjin, China operations, and the transfer of some of the down-payment to fixed assets since the fixed assets were received.

Restricted term deposits at June 30, 2016 decreased by $73 or 3.4%, to $2,067 compared to $2,140 at June 30, 2015.  The decrease was mainly due to the Singapore operation’s repayment of loans that were secured by a fixed deposit and hence, the restricted deposit was released and the deposit was withdrawn. The foreign currency translation also contributed to the decrease.

Total liabilities at June 30, 2016 were $11,348, an increase of $33, or 0.3%, compared to $11,315 at June 30, 2015.  The increase in liabilities was primarily due to the increase in lines of credit, accounts payable and capital leases, which were partially offset by the decrease in accrued expenses, income taxes payable, bank loan payable and deferred tax liabilities.

The total of our lines of credit at June 30, 2016 was $2,491, representing an increase of $913, or 57.9%, compared to $1,578 at June 30, 2015. The increase in lines of credit was mainly due to draw down of an existing credit facility by the Singapore operations and draw down of a new credit facility in the Tianjin, China operations, which were partially offset by repayments of bank loans and lines of credit by our Singapore and Malaysia operations in fiscal year 2016.

Accounts payable at June 30, 2016 was $2,921, an increase of $151 compared to $2,770 at June 30, 2015. Material purchased during fiscal year 2016 increased in the Malaysia and Tianjin, China operations, partially offset by the decrease in material purchased by the Singapore operation during fiscal year 2016.

Accrued expenses at June 30, 2016 were $2,642, a decrease of $442 compared to $3,084 at June 30, 2015. The decrease was mainly due to the decrease in accrued purchases and warranty in the Singapore operations, a decrease in sales tax in the Tianjin, China operations and a decrease in reinstatement provisions in the Singapore and Tianjin, China operations. This decrease was partially offset by an increase in legal and audit fees, as well as an increase in deposits.

As of June 30, 2016, the outstanding bank loans payable was $2,067, compared to the bank loans payable of $2,544 as of June 30, 2015. The decrease of $477 was mainly due to repayment of bank loans by our Singapore and Malaysia operations.

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

The Company’s management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. The Company includes any account balances that are determined to be uncollectible, along with a general reserve, in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  Based on the information available to management, the Company believed that its allowance for doubtful accounts was adequate as of June 30, 2016.

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

Revenue from product sales is also recorded in accordance with the provisions of ASC Topic 605 (Emerging Issues Task Force (“EITF”) Statement 00-21), Revenue Arrangements with Multiple Deliverables and Staff Accounting Bulletin (SAB) 104 Revenue Recognition in Financial Statements, (“ASC Topic 605”) which generally require revenue earned on product sales involving multiple-elements to be allocated to each element based on the relative fair values of those elements.  Accordingly, the Company allocates revenue to each element in a multiple-element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold and specifically defined in a quotation or contract.  The Company allocates a portion of the invoice value to products sold and the remaining portion of invoice value to installation work in proportion to the fair value of products sold and installation work to be performed. Training elements are valued based on hourly rates, which the Company charges for these services when sold apart from product sales. The fair value determination of products sold and the installation and training work is also based on our specific historical experience of the relative fair values of the elements if there is no easily observable market price to be considered. In fiscal year 2016 and 2015, the installation revenues generated in connection with product sales were immaterial and were included in the product sales revenue line on the consolidated statements of operations and comprehensive income or loss.

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

In our business in the future, we may be required to record impairment charges on our long-lived assets. In the second quarter of fiscal year 2015, we impaired plant and equipment in our Tianjin operations in China. The impairment was due to certain equipment found unsuitable to test customer’s products and hence the decision to impair this asset. There was no impairment in fiscal year 2016.

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

Income Tax

We account for income taxes using the liability method in accordance with the provisions of ASC Topic 740, Accounting for Income Taxes (“ASC Topic 740”), which requires an entity to recognize deferred tax liabilities and assets.  Deferred tax assets and liabilities are recognized for the future tax consequence attributable to the difference between the tax bases of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in future years.  Further, the effects of enacted tax laws or rate changes are included as part of deferred tax expenses or benefits in the period that covers the enactment date.  Management believed that it was more likely than not that the future benefits from these timing differences would not be realized.  Accordingly, a full allowance was provided as of June 30, 2016 and 2015.

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

Stock Based Compensation

We adopted the fair value recognition provisions under ASC Topic 718, Share Based Payments (“ASC Topic 718”), using the modified prospective application method. Under this transition method, compensation cost recognized during the twelve months ended June 30, 2016 included the applicable amounts of: (a) compensation cost of all share-based payments granted prior to, but not yet vested as of, July 1, 2016 (based on the grant-date fair value estimated in accordance with the original provisions of ASC Topic 718) and (b) compensation cost for all share-based payments granted subsequent to June 30, 2016.

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

Recent Accounting Pronouncements

The amendments in Accounting Standards Update (“ASU”) 2016-13 ASC Topic 326: Financial Instruments —Credit Losses (“ASC Topic 326”) are issued for the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. For public companies that are not SEC filers, the ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. For all other organizations, the ASU on credit losses will take effect for fiscal years beginning after December 15, 2020, and for interim periods within fiscal years beginning after December 15, 2021. While early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, the Company has not yet determined if it will early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

The amendments in ASU 2016-09 ASC Topic 718: Compensation – Stock Compensation (“ASC Topic 718”) are issued to simplify several aspects of the accounting for share-based payment award transactions, including (a) income tax consequences (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. For public business entities, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company does not intend to early adopt and has not yet determined the effects on the Company’s consolidated financial position or results of operations on the adoption of this update.

The amendments in ASU 2016-02 ASC Topic 842: Leases (“ASC Topic 842”) are required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (a) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (b) a right-of-use asset, which is as an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, for any of the following: a public business entity (1) a not-for-profit entity that has issued, or is a conduit bond obligor for, securities that are traded, listed, or quoted on an exchange or an over-the-counter market, and (2) an employee benefit plan that files financial statements with the U.S. Securities and Exchange Commission (SEC). For all other entities, the amendments in this update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. While early adoption is permitted, the Company has not elected to early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

The amendments in ASU 2015-17 eliminate the current requirement for organizations to present deferred tax liabilities and assets as current and non-current in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as non-current. For a public entity, the amendments in ASU 2015-17 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is permitted and the Company has adopted this ASU for the fiscal year ended June 30, 2016 and there is no significant effect on the Company’s consolidated financial position or results of operations.

The amendments in ASU 2015-14 ASC Topic 606: Deferral of the Effective Date (“ASC Topic 606”) defers the effective date of update 2014-09 for all entities by one year. For a public entity, the amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The adoption of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

The Financial Accounting Standards Board (“FASB”) has issued converged standards on revenue recognition. Specifically, the Board has issued ASU 2014-09, ASC Topic 606. ASU 2014-09 affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). ASU 2014-09 will supersede the revenue recognition requirements in ASC Topic 605, Revenue Recognition (“ASC Topic 605”), and most industry-specific guidance. ASU 2014-09 also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of non-financial assets that are not in a contract with a customer (e.g., assets within the scope of ASC Topic 360, Property, Plant, and Equipment, (“ASC Topic 360”), and intangible assets within the scope of Topic 350, Intangibles—Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in ASU 2014-09. For a public entity, the amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. As the new standard will supersede substantially all existing revenue guidance affecting the Company under GAAP, it could impact revenue and cost recognition on sales across all the Company's business segments. The Company carried out an evaluation on the impact and found it to be immaterial, if any, the adoption of this standard will have on its Consolidated Financial Statements.

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

FASB amended ASU 2015-07 ASC Topic 820: Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent), which removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The amendments in ASU 2015-07 are effective for public business entities for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. A reporting entity should apply the amendments retrospectively to all periods presented. While early adoption is permitted, the Company has not elected to early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

The amendments in ASU 2015-06 ASC Topic 260: Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions (“ASC Topic 260”) specify that for purposes of calculating historical earnings per unit under the two-class method, the earnings or losses of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner. The amendments in ASU 2015-06 are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. While early adoption is permitted, the Company has not elected to early adopt. The amendments should be applied retrospectively for all financial statements presented. The effectiveness of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

The amendments in ASU 2015-02 ASC Topic 810: Amendments to the Consolidation Analysis are intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The amendments in ASU 2015-02 are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. While early adoption is permitted, including adoption in an interim period, the Company has not elected to early adopt. ASU 2015-02 may be applied retrospectively in previously issued financial statements for one or more years with a cumulative-effect adjustment to retained earnings as of the beginning of the first year restated. The effectiveness of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

The amendments in ASU 2015-01 eliminate from U.S. GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement - Extraordinary and Unusual Items (“ASC Topic 225”), requires that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item.  The amendments in ASU 2015-01 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company has not elected to early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

FASB amended ASU 2014-15 Subtopic 205-40, Presentation of Financial Statements – Going Concern (“ASC Topic 205”) to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. ASU 2014-15 provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments in ASU 2014-15 are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. While early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued, the Company has not elected to early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

The FASB has issued ASU No. 2014-08, ASC Topic 205 Presentation of Financial Statements (“ASC Topic 205”) and ASC Topic 360 Property, Plant, and Equipment (“ASC Topic 360”): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in ASU 2014-08 change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP. Under  the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. This disclosure will provide users with information about the ongoing trends in a reporting organization’s results from continuing operations. The amendments became effective as to the Company with respect to fiscal year 2015. The effectiveness of this update did not have a significant effect on the Company’s consolidated financial position or results of operations.

Other new pronouncements issued but not yet effective until after June 30, 2016 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

Comparison of Operating Results

The following table presents certain data from the consolidated statements of operating income as a percentage of net sales for the fiscal years ended June 30, 2016 and 2015:

	For the Year Ended June 30,
	2016	2015
Revenue	100.0%	100.0%
Cost of sales	74.5	73.7
Gross Margin	25.5%	26.3%
Operating expenses:
General and administrative	18.7%	20.2%
Selling	2.0	2.1
Research and development	0.6	0.5
Impairment loss	0.0	0.2
(Gain) / loss on disposal of property, plant and equipment	0.0	(0.3)
Total operating expenses	21.3%	22.7%
Income from Operations	4.2%	3.6%

Overall Revenue

The overall revenue is composed of the revenues from the manufacturing, testing services, distribution and real estate segments. The following table presents the components of the overall revenue realized in fiscal years 2016 and 2015 in percentage format, respectively.

	For the Year Ended June 30,
	2016	2015
Manufacturing	42.1%	37.9%
Testing	44.3	53.1
Distribution	13.2	8.5
Real Estate	0.4	0.5
Total	100.0%	100.0%

Revenue in fiscal year 2016 was $34,454, an increase of $522 or 1.5%, compared to $33,932 in fiscal year 2015. The increase in revenue was due to an increase in sales from our manufacturing segment and distribution segment, which was partially offset by the decrease in sales in our testing segment and real estate segment. Although actual sales were higher in fiscal year 2016 than in fiscal year 2015, the currency translation to United States dollars from our subsidiaries’ functional currency served to offset reported revenues for fiscal year 2016. The increase in revenues in the manufacturing segment was primarily attributable to an increase in volume in our manufacturing segment in our Singapore operations and Suzhou, China operations, which was offset by a decrease in volume in our manufacturing segment in our United States operations. In the testing segment Malaysia and Tianjin increased its volume but the revenue decreased mainly due to the currency translation effect and also due to the lower average selling price per unit caused by the competition. The increase in revenues in the distribution segment was mainly attributable to the increase in volume in our Singapore operations and Malaysia operations.

As a percentage of total revenue, the revenue generated by the manufacturing segment in fiscal year 2016 accounted for 42.1%, an increase of 4.2%, as compared to 37.9% in fiscal year 2015. In terms of dollar amount, the revenue generated by the manufacturing segment in fiscal year 2016 was $14,510, reflecting an increase of $1,637, or 12.7%, compared to $12,873 in fiscal year 2015. The increase in revenue generated by the manufacturing segment was due to the higher demand of manufacturing services in the Singapore operations and Suzhou, China operations from sales in the Far East, which was offset with the decrease in sales by another Singapore operation to a major customer through our United States operations.

Backlog in the manufacturing segment was $3,657 as at June 30, 2016, representing an increase of $334 from $3,323 as at June 30, 2016. We expect the demand for our products to continue to increase at a slower pace in fiscal year 2017 as compared to fiscal year 2016, depending on the global market for testing equipment and systems.

As a percentage of total revenue, the revenue generated by the testing services segment in fiscal year 2016 accounted for 44.3% of total sales, a decrease of 8.8% compared to 53.1% in fiscal year 2015. In terms of dollar amount, the revenue generated by the testing services segment for fiscal year 2016 was $15,280, reflecting a decrease of $2,740, compared to $18,020 for fiscal year 2015. The decrease in revenue generated by the testing segment was primarily due to a decrease in the average selling price due to stiffer competition in our Malaysia and Tianjin, China operations, resulting in lower revenue despite higher volume during fiscal year 2016. The decrease in revenue in the Suzhou, China operations was due to the effects of translation to functional currency, despite an increase in revenue in local currency. These decreases were partially offset by the increase in revenue in our testing operations in Singapore and Thailand. The increase in Singapore was due to receiving orders from new testing customers and our existing customers increasing their order for certain product categories, which is dependent on the demand for their products. The increase in Thailand was due to an increase in orders from a major customer. Demand for testing services varies from country to country depending on changes taking place in the market and our customers’ forecasts.  Because it is difficult to accurately forecast fluctuations in the market, we believe that it is necessary to maintain testing facilities in close proximity to our customers in order to make it convenient for them to send us their newly manufactured parts for testing and to enable us to maintain a share of the market.

Backlog in the testing services segment as at June 30, 2016 was $818, an increase of $97 as compared to $721 at June 30, 2015. The increase in backlog was mainly from our Singapore operations. The backlog depends on the orders received from customers which are in turn dependent upon the customers’ inventory levels.

As a percentage of total revenue, the revenue generated by the distribution segment in fiscal year 2016 accounted for 13.2% of total sales, an increase of 4.7% compared to 8.5% in fiscal year 2015.  In terms of dollar amount, revenue for fiscal year 2016 was $4,542, an increase of $1,676, or 58.5%, compared to $2,866 for fiscal year 2015. The increase in our distribution segment was due to the increase in orders for certain products from existing customers and new customers in our Singapore and Malaysia operations in fiscal year 2016.

Backlog in the distribution segment as at June 30, 2016 was $1,292, reflecting an increase of $271 compared to the backlog of $1,021 at June 30, 2015. The increase in backlog was mainly due to an increase in orders from customers due to an increase in the demand for the customer’s products and expansion of our customer base.  We believe that our competitive advantage in the distribution segment is our design and engineering capabilities in components and touch screen products, which allow customization to meet the specific requirement of our customers. Product volume for the distribution segment depends on sales activities such as placing orders, queries on products and backlog.  Equipment and electronic component sales are very competitive, as the products are readily available in the market.

As a percentage of total revenue, the revenue generated by the real estate segment in fiscal years 2016 and 2015 accounted for 0.4% and 0.5% of total sales, respectively. In terms of dollar value, revenue for fiscal year 2016 was $122, a decrease of $51, or 29.5%, compared to $173 for fiscal year 2015. Our real estate segment saw a decrease in rental income from our MaoYe and FuLi properties in fiscal 2016.

Backlog in the real estate segment as at June 30, 2016 was $537, an increase of $434 as compared to $103 at June 30, 2015. The increase in backlog was mainly due to renewal of expired  rental agreements of certain properties in our China operations. The operation in Chongqing is actively looking for suitable tenants.

Overall Gross Margin

Overall gross margin as a percentage of revenue was 25.5% in fiscal year 2016, a decrease of 0.8% compared to 26.3% in fiscal year 2015. The decrease in gross margin as a percentage of revenue was mainly due to a decrease in gross margin in the testing, distribution and real estate segments, which was partially offset by the increase in gross margin in the manufacturing segment. In terms of dollar value, the overall gross profit for fiscal year 2016 was $8,769, a decrease of $156, or 1.7%, compared to $8,925 for fiscal year 2015. The decrease in dollar value of gross margin was caused primarily by the foreign currency translation. The exchange rates in fiscal 2016 were not as favorable as they were in fiscal year 2015.

The gross margin as a percentage of revenue in the manufacturing segment was 24.1% in fiscal year 2016, an increase of 4.3% compared to 19.8% in fiscal year 2015. In terms of dollar amount, gross profit for the manufacturing segment in fiscal year 2016 was $3,502, an increase of $947, or 37.1%, compared to $2,555 in fiscal year 2015. The increase in absolute dollar amount of gross margin was primarily due to a change in product mix. The increase in gross profit was also attributable to the increase in manufacturing revenue in our Singapore and Suzhou, China operations.

The gross margin as a percentage of revenue in the testing services segment was 30.7% in fiscal year 2016, a decrease of 2.4% compared to 33.1% in fiscal year 2015. In terms of dollar amounts, gross profit in the testing services segment in fiscal year 2016 was $4,693, a decrease of $1,268, or 21.3%, compared to $5,961 in fiscal year 2015. The decrease in gross profit margin was primarily due to the decrease in revenue brought about by a lower average selling price in our Malaysia and Tianjin, China operations, as discussed earlier.

The gross margin as a percentage of revenue in the distribution segment was 12.7% in fiscal year 2016, a decrease of 0.3% compared to 13.0% in fiscal year 2016. The decrease in gross margin was due to the change in product mix, as this segment had fewer sales of products with a higher profit margin as compared to the same period of last fiscal year. In terms of dollar amount, gross profit in the distribution segment was $575, an increase of $202, or 54.2%, compared $373 in fiscal year 2015. The gross margin of the distribution segment was not only affected by the market price of our products, but also our product mix, which changes frequently as a result of changes in market demand.

The gross margin as a percentage of revenue in the real estate segment was negative 0.8% in fiscal year 2016, a deterioration of 21.6% compared to a gross margin of 20.8% in fiscal year 2015. In absolute dollar amount, gross loss in the real estate segment was $1 in fiscal year 2016, a deterioration of $37, as compared to $36 in fiscal year 2015. The deterioration was primarily due to costs and expenses decreasing less than the decrease in rental income from both investment properties, MaoYe and FuLi, as a result of decrease in space rented during the period, as compared to the same period in the last fiscal year.

Operating Expenses

Operating expenses for the fiscal years ended June 30, 2016 and 2015 were as follows:

	For the Year Ended June 30,
	2016	2015
General and administrative	$6,449	$6,848
Selling	676	717
Research and development	200	182
Impairment loss	-	70
Gain on disposal of property, plant and equipment	(16)	(99)
Total	$7,309	$7,718

General and administrative expenses decreased by $399, or 5.8%, from $6,848 in fiscal year 2015 to $6,449 in fiscal year 2016. The decrease was mainly attributable to a decrease in legal, advertising and travel expenses, and asset valuation fee in the Chongqing, China operations, wages, bonus, travel claims, in the corporate office, and staff related expenses in the Singapore operations and exchange differences when translating to functional currency for the Malaysia and Thailand operations. However, these decreases were partially offset by the increase in provision for bonus, wages and staff benefits expenses in the Singapore and Tianjin, China operations.

Selling expenses were $676 and $717 in fiscal years 2016 and 2015, respectively, reflecting a decrease of $41, or 5.7%. The decrease was mainly due to the decrease in commissions in the Singapore operations and travel expenses in the Malaysia operation, which was partially offset by the increase in travel expenses in the Tianjin, China operations and commission and travel expenses in the United States operations. The exchange rate differences had a more profound effect on fiscal year 2016 compared to fiscal year 2015.

Research and development expenses increased by $18, or 9.9%, to $200 in fiscal year 2016 from $182 in fiscal year 2015. Our Singapore operations increased their spending on research and development related activities.

Impairment loss on property, plant and equipment was nil and $70 in fiscal years 2016 and 2015, respectively. The impairment loss in fiscal 2015 was from the manufacturing segment in the Singapore operations and the testing segment in the Tianjin operations in China.

Gain on disposal of property, plant and equipment decreased by $83 to $16 in fiscal year 2016 as compared to $99 in fiscal year 2015. The decrease in gain on disposal of property, plant and equipment is due to the decrease in disposal by the Malaysia and Singapore operations, coupled with the loss on disposal of property, plant and equipment in the Singapore operations.

Income from Operations

Income from operations was $1,460 in fiscal year 2016, an increase of $253, as compared to $1,207 in fiscal year 2015.  The improvement was mainly due to an increase in revenue and a decrease in operating expenses, which was partially offset by the increase in the cost of sales, as discussed earlier.

Interest Expenses

The interest expenses for fiscal years 2016 and 2015 were as follows:

	For the Year Ended June 30,
	2016	2015
Interest expenses	$204	$245

Interest expenses decreased by $41, or 16.7%, to $204 in fiscal year 2016 from $245 in fiscal year 2015. The decrease in interest expenses was primarily due to payment of credit facilities in the Singapore and Malaysia operations. We are trying to keep our debt at a minimum in order to save financing costs.  As at June 30, 2016, the Singapore, Malaysia, and Tianjin, China operations had an unused line of credit of $5,241.

 Other Income, Net

Other income, net for fiscal years 2016 and 2015 was as follows:

	For the Year Ended June 30,
	2016	2015
Investment income deemed interest income	$-	68
Interest income	18	8
Other rental income	97	127
Exchange gain / (loss)	(371)	84
Allowance for doubtful deemed interest receivables	-	(68)
Other miscellaneous income	302	144
Total	$46	$363

Other income decreased by $317 to $46 for fiscal year 2016 as compared to $363 for fiscal year 2015. The decrease in other income in fiscal year 2016 was caused mainly by an exchange loss of $371 compared to an exchange gain of $84 in fiscal year 2015, in addition to a decrease in rental income.  This was partially offset by the increase in interest and other miscellaneous income. Other income in fiscal year 2015 included investment income, which was deemed to be interest income since the investment was deemed and classified as a loan receivables based on ASC Topic 310-10-25 Receivables, which amounted to $68. Other income included $68 in allowance for doubtful interest receivables in fiscal year 2015.

Income Tax Expenses / Benefits

Income tax expenses for fiscal year 2016 were $237, as compared to $507 for fiscal year 2015. The decrease in income tax expense was mainly attributable to lower profit in our Tianjin, China operations.  In fiscal year 2016, Tianjin operations in China had lower tax provision in 2016 due to lower taxable profit in fiscal year 2016. Tax expenses for the Singapore operation included $25 and $207, respectively, in fiscal years 2016 and 2015, representing the taxes withheld by the China and Malaysia subsidiaries for the payments made to the Singapore subsidiary, since these taxes withheld are not recoverable. The tax withheld by the China and Malaysia subsidiaries was paid to the Inland Revenue department of the respective countries. Deferred tax for the timing difference recorded in fiscal year 2016 also contributed to the decrease in tax expenses, as compared to the previous fiscal year.

As at June 30, 2016, we had net operating expense loss carry-forward of approximately $129 and $293 for federal and state tax purposes, respectively, expiring through 2024. We also had tax credit carry-forward of approximately $834 for federal income tax purposes, expiring through 2033. We are uncertain whether these tax benefits will be realized. Accordingly, no impact of this tax position was recognized in the statement of operations for fiscal year 2016. We did not include any potential income tax position in federal and state income tax returns currently filed.

Loss / Income from Discontinued Operations

Loss from discontinued operations was $4 in fiscal year 2016, a deterioration of $10, as compared to income from discontinued operations of $6 in fiscal year 2015. We discontinued our fabrication segment in fiscal year 2013. The loss was attributable to other income caused by foreign exchange fluctuation being lower than the general and administrative expenses incurred in the discontinued operations during fiscal year 2016.

Non-controlling Interest

As of June 30, 2016 we held an indirect 55% interest each in Trio-Tech (Malaysia) Sdn. Bhd. (“TTM”), Trio-Tech (Kuala Lumpur) Sdn. Bhd. (“TTKL”), SHI and PT SHI, and a 76% interest in Prestal Enterprise Sdn. Bhd.  (“Prestal”). The non-controlling interest for fiscal year 2016, in the net income of subsidiaries, was $282, a decrease of $21 compared to the non-controlling interest in the net income of $303 for the previous fiscal year.  The decrease in the non-controlling interest in the net income of subsidiaries was primarily attributable to the lower net income generated by the Malaysia operations in fiscal year 2016, as compared to the previous fiscal year.

Net Income Attributable to Trio-Tech International Common Shareholders

Net income for fiscal year 2016 was $779, an increase of $258, as compared to $521 for fiscal year 2015. The increase during fiscal year 2016 was mainly due to the increase in revenue and a decrease in operating expenses, a decrease in interest expenses, a decrease in income tax expenses and a decrease in share of net income to non-controlling interest, which were partially offset by the increase in cost of goods sold, as discussed earlier.

Earnings per Share

Basic and diluted earnings per share from continuing operations for fiscal year 2016 was $0.22, an increase of $0.07 as compared to basic and diluted earnings per share from continuing operations of $0.15 in the prior year.

Basic and diluted loss per share from discontinued operations were nil for fiscal years 2016 and 2015.

Segment Information

The revenue, gross margin and income or loss from each segment for fiscal years 2016 and 2015 are presented below.  As the segment revenue and gross margin have been discussed in the previous section, only the comparison of income or loss from operations is discussed below.

Manufacturing Segment

The revenue, gross margin and loss from operations for the manufacturing segment for fiscal years 2016 and 2015 were as follows:

	For the Year Ended June 30,
	2016	2015
Revenue	$14,510	$12,873
Gross margin	24.1%	19.8%
Income / (loss) from operations	$260	$(426)

Income from operations in the manufacturing segment was $260 in fiscal year 2016, an improvement of $686, as compared to a loss of $426 in fiscal year 2015. The change was attributable to an increase in revenue by $1,637 and an increase in gross margin by $947, which was offset partially by an increase in operating expenses by $261. The increase in operating expenses was mainly due to an increase in general and administrative expenses, research and development, increased allocation of corporate charges and a loss on disposal of property, plant and equipment as compared to a gain in fiscal year 2015. These increases were partially offset by a decrease in impairment losses.

Testing Services Segment

The revenue, gross margin and income from operations for the testing services segment for fiscal years 2016 and 2015 were as follows:

	For the Year Ended June 30,
	2016	2015
Revenue	$15,280	$18,020
Gross margin	30.7%	33.1%
Income from operations	$1,010	$1,955

Income from operations in the testing services segment in fiscal year 2016 was $1,010, a decrease of $945 compared to $1,955 in fiscal year 2015. The decrease in operating income was attributable to a decrease in revenue of $2,740 and a decrease in gross margin of $1,268. Operating expenses were $3,683 and $4,006 for fiscal years 2016 and 2015, respectively. The decrease in operating expenses was mainly attributable to a reduction in corporate overhead and a decrease in selling and general and administrative expenses and impairment. The impairment loss in fiscal year 2015 was due to certain equipment in the Tianjin operations in China being found to be unsuitable to test our customers’ products, leading to the asset being impaired, while there was no impairment loss in fiscal year 2016.

Distribution Segment

The revenue, gross margin and income from operations for the distribution segment for fiscal years 2016 and 2015 were as follows:

	For the Year Ended June 30,
	2016	2015
Revenue	$4,542	$2,866
Gross margin	12.7%	13.0%
Income from operations	$224	$23

Income from operations in the distribution segment was $224 in fiscal year 2016, an increase of $201, as compared to $23 in fiscal year 2015. The increase was mainly due to the increase in revenue of $1,676 and an increase in gross margin of $202, while operating expenses did not increase significantly. Increase in allocations of corporate expenses was partially offset by decreases in general and administrative and selling expenses.

Real Estate

The revenue, gross margin and loss from operations for the real estate segment for fiscal years 2016 and 2015 were as follows:

	For the Year Ended June 30,
	2016	2015
Revenue	$122	$173
Gross margin	-0.8%	20.8%
Loss from operations	$(100)	$(129)

Loss from operations in the real estate segment decreased by $29 from $129 in fiscal year 2015 to $100 in fiscal year 2016. The decrease in operating loss was primarily due to the decrease in operating expenses. Operating expenses were $99 for fiscal year 2016 as compared to $165 for fiscal year 2015. The decrease in operating expenses was mainly attributable to a decrease in general and administrative expenses brought about by a decrease in legal, advertising and travel expenses and professional fees for valuing the investment properties.

Corporate

The following table presents the loss from operations for Corporate for fiscal years 2016 and 2015, respectively:

	For the Year Ended June 30,
	2016	2015
Income / (loss) from operations	$66	$(216)

In fiscal year 2016, Corporate operating income was $66, an improvement of $282 as compared to an operating loss of $216 in fiscal year 2015. This was due to a decrease in operating expenses and an increase in corporate overhead allocated collected. The decrease in operating expenses was mainly due to a decrease in wages, stock options expense, bonus provision and travel expenses . The decrease in bonus expense is due to a balance in bonus provision brought forward from the previous fiscal year.   Stock option expenses in fiscal year 2016 were $101, a decrease of $5 as compared to $106 in fiscal year 2015. These decreases were partially offset by the increase in insurance premium.

Liquidity

The Company’s core businesses—testing services, manufacturing and distribution—operate in a volatile industry, whereby its average selling prices and product costs are influenced by competitive factors. These factors create pressures on sales, costs, earnings and cash flows, which impact liquidity.

Net cash provided by operating activities decreased by $3,076 to $1,014 for the twelve months ended June 30, 2016 from $4,090 in the same period of the last fiscal year. Despite an increase of $237 in net income, net cash provided by operating activities decreased, primarily due to decreased cash inflow of $1,799 from trade receivables and $133 from other receivables, in addition to increased cash outflow of $500 from other assets and $208 from inventories. In addition, deferred tax provision decreased by $161 while income tax payable decreased by $149. In non-cash items, there was a decrease of $402 in depreciation and amortization, which was partially offset by an increase in accrued interest by $120 and $83 decrease in gain on disposal of property, plant and equipment.

Net cash used in investing activities increased by $488 to an outflow of $1,580 for the twelve months ended June 30, 2016 from an outflow of $1,092 for the same period of last fiscal year. The increase in net cash used in investing activities was primarily due to an increase in cash outflow of $200 from investments in restricted and unrestricted deposits, in addition to a decrease in cash inflow of $1,102 from maturing of restricted and unrestricted deposits and $223 from disposal of property, plant and equipment. The increase in net cash used in investing activities was partially offset by a decrease of $1,037 in capital expenditure.

Net cash generated from financing activities for the twelve months ended June 30, 2016 was $235, representing a change of $1,922 compared to $1,687 net cash used in financing activities during the twelve months ended June 30, 2015. Cash outflow decreased, mainly due to a decrease in payment on lines of credit by $6,814. The decrease in cash outflow was offset by a decrease in cash inflow of $4,735 from borrowings from bank loans, and an increase in cash outflow of $175 in dividends paid to non-controlling interest.

We believe that our projected cash flows from operations, borrowing availability under our revolving lines of credit, cash on hand, trade credit and the secured bank loans will provide the necessary financial resources to meet our projected cash requirements for at least the next 12 months.

Capital Resources

Our working capital (defined as current assets minus current liabilities) has historically been generated primarily from the following sources: operating cash flow, availability under our revolving line of credit, and short-term loans. The working capital was $6,479 as of June 30, 2016, representing an increase of $1,191, or 22.5%, compared to working capital of $5,288 as of June 30, 2015. The increase in working capital was mainly due to increases in current assets such as cash and cash equivalents, short term deposits, trade receivables, other receivables, inventories and prepaid expenses and other current assets and decreases in current liabilities such as accrued expenses, income taxes payable and current portion of bank loans payable. Such fluctuations were partially offset by decreases in current assets such as assets held for sale and increases in current liabilities such as lines of credit, trade payable and current portion of capital leases, as discussed above.

The majority of our capital expenditures are based on demands from our customers, as we are operating in a capital-intensive industry. Our capital expenditures were $1,657 and $2,694 for fiscal year 2016 and fiscal year 2015, respectively. The capital expenditure in fiscal year 2016 was primarily in the Singapore operation, Malaysia operation and Tianjin, China, operation, which provide testing services to one of our major customers. We financed our capital expenditures and other operating expenses through operating cash flows, revolving lines of credit and long-term debts.

Our credit rating provides us with ready and adequate access to funds in the global market. At June 30, 2016, we had available unused lines of credit totaling $5,241.

Entity with	Type of	Interest	Expiration	Credit	Unused
Facility	Facility	Rate	Date	Limitation	Credit
Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Ranging from 1.6% to 5.5%	-	$5,745	$3,856
Trio-Tech (Malaysia) Sdn. Bhd.	Lines of Credit	Ranging from 6.3% to 6.7%	-	$783	$783
Trio-Tech (Tianjin) Co., Ltd.	Lines of Credit	Ranging from 4.9% to 6.3%	-	$1,204	$602

On April 10, 2015, Trio-Tech Tianjin signed an agreement with a bank for an Accounts Receivable Financing facility for RMB 8,000, or approximately $1,204. Interest is charged at the bank’s lending rate plus a floating interest rate. The effective interest rate is 130% of the bank’s lending rate. The financing facility was set up to facilitate the growing testing operations in our Tianjin operations in China. The immediate holding company, Trio-Tech International Pte. Ltd., acted as the guarantor for this bank facility. The bank account for this credit facility was set up on August 24, 2015 and was put to use during fiscal year 2016.

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

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer (the principal executive and principal financial officers, respectively, of the Company) of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2016, the end of the period covered by this Form 10-K. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016.

Additionally, management has the responsibility for establishing and maintaining adequate internal control over financial reporting for the Company and thus also assessed the effectiveness of our internal controls over financial reporting as of June 30, 2016. Management used the framework set forth in the report entitled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 to evaluate the effectiveness of the Company’s internal control over financial reporting.

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

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal controls over financial reporting were effective as of June 30, 2016.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2016, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

PART III

The information required by Items 10 through 14 of Part III of this Form 10-K (information regarding our directors and executive officers, executive compensation, security ownership of certain beneficial owners, management, related stockholder matters, and certain relationships and related transactions and principal accountant fees and services, respectively) is hereby incorporated by reference from the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal year 2016.

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

ITEM 16 – FORM 10-K SUMMARY

Not applicable.

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

TRIO-TECH INTERNATIONAL

By: /s/Victor H.M. Ting VICTOR H.M. TING Vice President and Chief Financial Officer Date: September 26, 2016

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

/s/A. Charles Wilson A. Charles Wilson, Director Chairman of the Board September 26, 2016
/s/S.W.Yong S. W. Yong, Director President, Chief Executive Officer (Principal Executive Officer) September 26, 2016
/s/Victor H. M. Ting Victor H.M. Ting, Director Vice President, Chief Financial Officer (Principal Financial Officer) September 26, 2016
/s/Jason T. Adelman Jason T. Adelman, Director September 26, 2016
/s/Richard M. Horowitz Richard M. Horowitz, Director September 26, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Trio-Tech International
Van Nuys, California

We have audited the accompanying consolidated balance sheets of Trio-Tech International and Subsidiaries (the “Company”) as of June 30, 2016 and 2015, and the related consolidated statements of operations and comprehensive income (loss), shareholders' equity and cash flows for each of the years in the two-year period ended June 30, 2016.  The Company's management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trio-Tech International and Subsidiaries as of June 30, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2016 in conformity with accounting principles generally accepted in the United States of America.

Mazars LLP
PUBLIC ACCOUNTANTS AND
CHARTERED ACCOUNTANTS

/s/Mazars LLP

Singapore
September 26, 2016

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
AUDITED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	June 30, 2016	June 30, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,807	$3,711
Short-term deposits	295	101
Trade accounts receivable, less allowance for doubtful accounts of $270 and $313	8,826	7,875
Other receivables	596	389
Inventories, less provision for obsolete inventory of $697 and $764	1,460	1,141
Prepaid expenses and other current assets	264	244
Assets held for sale	92	98
Total current assets	15,340	13,559
NON-CURRENT ASSETS:
Deferred tax assets	401	453
Investment properties, net	1,340	1,540
Property, plant and equipment, net	11,283	12,522
Other assets	1,788	1,823
Restricted term deposits	2,067	2,140
Total non-current assets	16,879	18,478
TOTAL ASSETS	$32,219	$32,037

LIABILITIES
CURRENT LIABILITIES:
Lines of credit	$2,491	$1,578
Accounts payable	2,921	2,770
Accrued expenses	2,642	3,084
Income taxes payable	230	296
Current portion of bank loans payable	342	346
Current portion of capital leases	235	197
Total current liabilities	8,861	8,271
NON-CURRENT LIABILITIES:
Bank loans payable, net of current portion	1,725	2,198
Capital leases, net of current portion	503	475
Deferred tax liabilities	216	333
Other non-current liabilities	43	38
Total non-current liabilities	2,487	3,044
TOTAL LIABILITIES	$11,348	$11,315

EQUITY
TRIO-TECH INTERNATIONAL’S SHAREHOLDERS' EQUITY:
Common stock, no par value, 15,000,000 shares authorized; 3,513,055 shares issued and outstanding as at June 30, 2016 and June 30, 2015	$10,882	$10,882
Paid-in capital	3,188	3,087
Accumulated retained earnings	3,025	2,246
Accumulated other comprehensive gain-translation adjustments	2,162	2,771
Total Trio-Tech International shareholders' equity	19,257	18,986
Non-controlling interests	1,614	1,736
TOTAL EQUITY	$20,871	$20,722
TOTAL LIABILITIES AND EQUITY	$32,219	$32,037

See notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
AUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

	For the Year Ended
	June 30,	June 30,
	2016	2015
Revenue
Products	$14,510	$12,873
Testing services	15,280	18,020
Distribution	4,542	2,866
Others	122	173
	34,454	33,932
Cost of Sales
Cost of products sold	11,008	10,318
Cost of testing services rendered	10,587	12,059
Cost of distribution	3,967	2,493
Others	123	137
	25,685	25,007

Gross Margin	8,769	8,925

Operating Expenses:
General and administrative	6,449	6,848
Selling	676	717
Research and development	200	182
Impairment loss	-	70
Gain on disposal of property, plant and equipment	(16)	(99)
Total operating expenses	7,309	7,718

Income from Operations	1,460	1,207

Other Income / (Expenses)
Interest expenses	(204)	(245)
Other income, net	46	363
Total other (expenses) / income	(158)	118

Income from Continuing Operations before Income Taxes	1,302	1,325

Income Tax Expenses	(237)	(507)

Income from continuing operations before non-controlling interests, net of tax	1,065	818

Discontinued Operations (Note 24)
Income / (loss) from discontinued operations, net of tax	(4)	6
NET INCOME	1,061	824

Less: net income attributable to non-controlling interests	282	303
Net Income Attributable to Trio-Tech International Common Shareholders	$779	$521

Amounts Attributable to Trio-Tech International Common Shareholders:
Income from continuing operations, net of tax	788	517
Income / (loss) from discontinued operations, net of tax	(9)	4
Net Income Attributable to Trio-Tech International Common Shareholders	$779	$521

Basic and Diluted Earnings per Share:
Basic and diluted earnings per share from continuing operations attributable to Trio-Tech International	$0.22	$0.15
Basic and diluted loss per share from discontinued operations attributable to Trio-Tech International	$-	$-
Basic and Diluted Earnings per Share from Net Income	$0.22	$0.15
Attributable to Trio-Tech International

Weighted average number of common shares outstanding
Basic	3,513	3,513
Dilutive effect of stock options	22	16
Number of shares used to compute earnings per share diluted	3,535	3,529

See notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Year Ended
	June 30,	June 30,
	2016	2015
Comprehensive Income / (Loss) Attributable to Trio-Tech International Common Shareholders:

Net income	1,061	824
Foreign currency translation, net of tax	(832)	(1,050)
Comprehensive Income / (Loss)	229	(226)
Less: comprehensive income / (loss) attributable to the non-controlling interests	59	4
Comprehensive Income / (Loss) Attributable to Trio-Tech International Common Shareholders	$170	$(230)

See notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(IN THOUSANDS)

	Common Stock		Additional Paid-in	Accumulated Retained	Accumulated Other Comprehensive	Non- Controlling
	No. of Shares	Amount	Capital	Earnings	Income	Interests	Total
		$	$	$	$	$	$
Balance at June 30, 2014	3,513	10,882	2,972	1,725	3,522	1,732	20,833

Stock option expenses	-	-	106	-	-	-	106
Net income	-	-	-	521	-	303	824
Translation adjustment	-	-	-	-	(751)	(299)	(1,050)
Contribution to capital – payable forgiveness	-	-	9	-	-	-	9
Balance at June 30, 2015	3,513	10,882	3,087	2,246	2,771	1,736	20,722

Stock option expenses	-	-	101	-	-	-	101
Net income	-	-	-	779	-	282	1,061
Dividend declared by subsidiary						(181)	(181)
Translation adjustment	-	-	-	-	(609)	(223)	(832)
Balance at June 30, 2016	3,513	10,882	3,188	3,025	2,162	1,614	20,871

See accompanying notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)

	Year Ended
	June 30,	June 30,
	2016	2015
Cash Flow from Operating Activities
Net income	$1,061	$824
Adjustments to reconcile net income to net cash flow provided by operating activities
Depreciation and amortization	1,838	2,240
Bad debt expenses, net	(27)	(28)
Inventory recovery	(64)	(36)
Warranty (recovery) / expense, net	(25)	49
Accrued interest expense, net accrued interest income	193	73
Impairment loss	-	70
Contribution to capital – payable forgiveness	-	9
Gain on sale of property, plant & equipment	(16)	(99)
Stock compensation	101	106
Deferred tax (benefit) / provision	(72)	89
Changes in operating assets and liabilities
Accounts receivables	(924)	875
Other receivables	(207)	(74)
Other assets	(342)	158
Inventories	(255)	(47)
Prepaid expenses and other current assets	(20)	(50)
Accounts payable and accrued liabilities	(165)	(151)
Income tax payable	(66)	83
Other non-current liabilities	4	(1)
Net Cash Provided by Operating Activities	1,014	4,090
Cash Flow from Investing Activities
Proceeds from maturing of unrestricted and restricted term deposits, net	63	1,165
Additions to property, plant and equipment	(1,657)	(2,694)
Investments in restricted and un-restricted deposits	(201)	(1)
Proceeds from disposal of property, plant and equipment	215	438
Net Cash Used in Investing Activities	(1,580)	(1,092)
Cash Flow from Financing Activities
Repayment on lines of credit	(8,014)	(14,828)
Dividends paid on non-controlling interest	(181)	(6)
Repayment of bank loans and capital leases	(703)	(721)
Proceeds from long-term bank loans	9,133	13,868
Net Cash Generated from / (Used in) Financing Activities	235	(1,687)
Effect of Changes in Exchange Rate	427	(538)
NET INCREASE IN CASH AND CASH EQUIVALENTS	96	773
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,711	2,938
CASH AND CASH EQUIVALENTS, END OF YEAR	$3,807	$3,711
Supplementary Information of Cash Flows
Cash paid during the period for:
Interest	$204	$247
Income taxes	$241	$31
Non-Cash Transactions
Capital lease of property, plant and equipment	$279	$566

See accompanying notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2016 AND 2015
(IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Basis of Presentation and Principles of Consolidation - Trio-Tech International (the “Company” or “TTI” hereafter) was incorporated in fiscal 1958 under the laws of the State of California.  TTI provides third-party semiconductor testing and burn-in services primarily through its laboratories in Southeast Asia. In addition, TTI operates testing facilities in the United States.  The Company also designs, develops, manufactures and markets a broad range of equipment and systems used in the manufacturing and testing of semiconductor devices and electronic components. In fiscal 2016, TTI conducted business in the foregoing four segments: Manufacturing (assembly), Testing Services, Distribution and Real Estate. TTI has subsidiaries in the U.S., Singapore, Malaysia, Thailand and China as follows:

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

Liquidity – The Company earned net income of $779 and $521for fiscal years 2016 and 2015, respectively.

The Company’s core businesses -- testing services, manufacturing (assembly) and distribution -- operate in a volatile industry, whereby its average selling prices and product costs are influenced by competitive factors. These factors create pressures on sales, costs, earnings and cash flows, which will impact liquidity.

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

Revenue from product sales is also recorded in accordance with the provisions of ASC Topic 605 and Staff Accounting Bulletin (“SAB”) 104 Revenue Recognition in Financial Statements, (“ASC Topic 605”), which generally require revenue earned on product sales involving multiple-elements to be allocated to each element based on the relative fair values of those elements.  Accordingly, the Company allocates revenue to each element in a multiple-element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold and specifically defined in a quotation or contract.  The Company allocates a portion of the invoice value to products sold and the remaining portion of invoice value to installation work in proportion to the fair value of products sold and installation work to be performed.  Training elements are valued based on hourly rates, which services the Company charges for when sold apart from product sales.  The fair value determination of products sold and the installation and training work is also based on our specific historical experience of the relative fair values of the elements if there is no easily observable market price to be considered. In fiscal years 2016 and 2015, the installation revenues generated in connection with product sales were immaterial and were included in the product sales revenue line on the consolidated statements of operations and comprehensive income or loss.

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

The Company’s management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. The Company includes any account balances that are determined to be uncollectible, along with a general reserve, in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to management, the Company believed that its allowance for doubtful accounts was adequate as of June 30, 2016 and 2015.

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

Term Deposits — Term deposits consist of bank balances and interest bearing deposits having maturities of 4 to 12 months. As of June 30, 2016, the Company held approximately $199 of unrestricted term deposits in the company’s Malaysian subsidiary and $96 of unrestricted term deposits in the Company’s 100% owned Thailand subsidiary, which were denominated in the currency of Malaysian ringgit and Thai baht, as compared to nil and $101 as of June 30, 2015, respectively.

Restricted Term Deposits — The Company held certain term deposits in the Singapore and Malaysia operations which were considered restricted as they were held as security against certain facilities granted by the financial institutions. As of June 30, 2016 the Company held approximately $1,853 of restricted term deposits in the Company’s 100% owned Trio-Tech International Pte. Ltd., which were denominated in Singapore currency, and $214 of restricted term deposits in the Company’s 55% owned Malaysian subsidiary, which were denominated in the currency of Malaysia, as compared to June 30, 2015 when the Company held approximately $1,919 of restricted term deposits in the Company’s 100% owned Trio-Tech International Pte. Ltd., which were denominated in Singapore currency, and $221 of restricted term deposits in the Company’s 55% owned Malaysian subsidiary, which were denominated in the currency of Malaysia.

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

The Company’s management expects that in the normal course of business, operating leases will be renewed or replaced by other leases.  The future minimum operating lease payments, for which the Company is contractually obligated as of June 30, 2016, are disclosed in these notes to the consolidated financial statements.

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

Comprehensive Income or Loss — ASC Topic 220, Reporting Comprehensive Income, (“ASC Topic 220”), establishes standards for reporting and presentation of comprehensive income or loss and its components in a full set of general-purpose financial statements. The Company has chosen to report comprehensive income or loss in the statements of operations.  Comprehensive income or loss is comprised of net income or loss and all changes to shareholders’ equity except those due to investments by owners and distributions to owners.

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

Retained Earnings — It is the intention of the Company to reinvest earnings of its foreign subsidiaries in the operations of those subsidiaries. Accordingly, no provision has been made for U.S. income and foreign withholding taxes that would result if such earnings were repatriated. These taxes are undeterminable at this time. The amount of earnings retained in subsidiaries was $8,843 and $8,149 at June 30, 2016 and 2015, respectively.

Research and Development Costs — The Company incurred research and development costs of $200 and $182 in fiscal year 2016 and in fiscal year 2015, respectively, which were charged to operating expenses as incurred.

Stock Based Compensation — The Company adopted the fair value recognition provisions under ASC Topic 718, Share Based Payments (“ASC Topic 718”) using the modified prospective application method. Under this transition method, compensation cost recognized during the twelve months ended June 30, 2016 included the applicable amounts of: (a) compensation cost of all share-based payments granted prior to, but not yet vested as of July 1, 2005 (based on the grant-date fair value estimated in accordance with the original provisions of ASC Topic 718) and (b) compensation cost for all share-based payments granted subsequent to June 30, 2005.

Earnings per Share — Computation of basic earnings per share is conducted by dividing net income available to common shares (numerator) by the weighted average number of common shares outstanding (denominator) during a reporting period.  Computation of diluted earnings per share gives effect to all dilutive potential common shares outstanding during a reporting period.  In computing diluted earnings per share, the average market price of common shares for a reporting period is used in determining the number of shares assumed to be purchased from the exercise of stock options.  In fiscal year 2016, all the outstanding options were excluded in the computation of diluted EPS because they were anti-dilutive.

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

Reclassification - Certain reclassification have been made to the previous year’s consolidated cash flow statements to conform to current year’s presentation, with no effect on previously reported net income. These reclassifications made is to reflect the gross repayment on lines of credit and proceeds of long-term loans under financing activities.

2. NEW ACCOUNTING PRONOUNCEMENTS

The amendments in Accounting Standards Update (“ASU”) 2016-13 ASC Topic 326: Financial Instruments —Credit Losses (“ASC Topic 326”) are issued for the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. For public companies that are not SEC filers, the ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. For all other organizations, the ASU on credit losses will take effect for fiscal years beginning after December 15, 2020, and for interim periods within fiscal years beginning after December 15, 2021. While early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, the Company has not yet determined if it will early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

The amendments in ASU 2016-09 ASC Topic 718: Compensation – Stock Compensation (“ASC Topic 718”) are issued to simplify several aspects of the accounting for share-based payment award transactions, including (a) income tax consequences (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. For public business entities, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company does not intend to early adopt and has not yet determined the effects on the Company’s consolidated financial position or results of operations on the adoption of this update.

The amendments in ASU 2016-02 ASC Topic 842: Leases (“ASC Topic 842”) are required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (a) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (b) a right-of-use asset, which is as an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, for any of the following: a public business entity (1) a not-for-profit entity that has issued, or is a conduit bond obligor for, securities that are traded, listed, or quoted on an exchange or an over-the-counter market, and (2) an employee benefit plan that files financial statements with the U.S. Securities and Exchange Commission (SEC). For all other entities, the amendments in this update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. While early adoption is permitted, the Company has not elected to early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

The amendments in ASU 2015-17 eliminate the current requirement for organizations to present deferred tax liabilities and assets as current and non-current in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as non-current. For a public entity, the amendments in ASU 2015-17 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is permitted and the Company has adopted this ASU for the fiscal year ended June 30, 2016 and there is no significant effect on the Company’s consolidated financial position or results of operations.

The amendments in ASU 2015-14 ASC Topic 606: Deferral of the Effective Date (“ASC Topic 606”) defers the effective date of update 2014-09 for all entities by one year. For a public entity, the amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The adoption of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

The Financial Accounting Standards Board (“FASB”) has issued converged standards on revenue recognition. Specifically, the Board has issued ASU 2014-09, ASC Topic 606. ASU 2014-09 affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). ASU 2014-09 will supersede the revenue recognition requirements in ASC Topic 605, Revenue Recognition (“ASC Topic 605”), and most industry-specific guidance. ASU 2014-09 also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of non-financial assets that are not in a contract with a customer (e.g., assets within the scope of ASC Topic 360, Property, Plant, and Equipment, (“ASC Topic 360”), and intangible assets within the scope of Topic 350, Intangibles—Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in ASU 2014-09. For a public entity, the amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. As the new standard will supersede substantially all existing revenue guidance affecting the Company under GAAP, it could impact revenue and cost recognition on sales across all the Company's business segments. The Company carried out an evaluation on the impact and found it to be immaterial, if any, the adoption of this standard will have on its Consolidated Financial Statements.

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

FASB amended ASU 2015-07 ASC Topic 820: Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent), which removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The amendments in ASU 2015-07 are effective for public business entities for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. A reporting entity should apply the amendments retrospectively to all periods presented. While early adoption is permitted, the Company has not elected to early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

The amendments in ASU 2015-06 ASC Topic 260: Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions (“ASC Topic 260”) specify that for purposes of calculating historical earnings per unit under the two-class method, the earnings or losses of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner. The amendments in ASU 2015-06 are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. While early adoption is permitted, the Company has not elected to early adopt. The amendments should be applied retrospectively for all financial statements presented. The effectiveness of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

The amendments in ASU 2015-02 ASC Topic 810: Amendments to the Consolidation Analysis are intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The amendments in ASU 2015-02 are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. While early adoption is permitted, including adoption in an interim period, the Company has not elected to early adopt. ASU 2015-02 may be applied retrospectively in previously issued financial statements for one or more years with a cumulative-effect adjustment to retained earnings as of the beginning of the first year restated. The effectiveness of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

The amendments in ASU 2015-01 eliminate from U.S. GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement - Extraordinary and Unusual Items (“ASC Topic 225”), requires that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item.  The amendments in ASU 2015-01 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company has not elected to early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

FASB amended ASU 2014-15 Subtopic 205-40, Presentation of Financial Statements – Going Concern (“ASC Topic 205”) to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. ASU 2014-15 provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments in ASU 2014-15 are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. While early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued, the Company has not elected to early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

The FASB has issued ASU No. 2014-08, ASC Topic 205 Presentation of Financial Statements (“ASC Topic 205”) and ASC Topic 360 Property, Plant, and Equipment (“ASC Topic 360”): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in ASU 2014-08 change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. This disclosure will provide users with information about the ongoing trends in a reporting organization’s results from continuing operations. The amendments became effective as to the Company with respect to fiscal year 2015. The effectiveness of this update did not have a significant effect on the Company’s consolidated financial position or results of operations.

Other new pronouncements issued but not yet effective until after June 30, 2016 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

3. TERM DEPOSITS

	For the Year Ended June 30,
	2016	2015
Short-term deposits	$295	$101
Restricted term deposits	2,067	2,140
Total	$2,362	$2,241

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

Senior management reviews accounts receivable on a periodic basis to determine if any receivables will potentially be uncollectible. Management includes any accounts receivable balances that are determined to be uncollectible in the allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  Based on the information available to us, management believed the allowance for doubtful accounts as of June 30, 2016 and June 30, 2015 was adequate.

The following table represents the changes in the allowance for doubtful accounts:
	For the Year Ended June 30,
	2016	2015
Beginning	$313	$438
Additions charged to expenses	21	84
Recovered / (write-off)	(48)	(180)
Currency translation effect	(16)	(29)
Ending	$270	$313

5. LOANS RECEIVABLE FROM PROPERTY DEVELOPMENT PROJECTS

The following table presents TTCQ’s loans receivable from property development projects in China as of June 30, 2016. The exchange rate is based on the historical rate published by the Monetary Authority of Singapore as on March 31, 2015, since the net loan receivable was “nil” as at June 30, 2016.

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

On November 1, 2010, TTCQ entered into a Memorandum Agreement with JiangHuai Property Development Co. Ltd. (“JiangHuai”) to invest in their property development projects (Project - Yu Jin Jiang An) located in Chongqing City, China. Due to the short-term nature of the investment, the amount was classified as a loan based on ASC Topic 310-10-25 Receivables, amounting to renminbi (“RMB”) 2,000, or approximately $325. The loan was renewed, but expired on May 31, 2014. TTCQ is in the legal process of recovering the outstanding amount of $325. TTCQ did not generate other income from JiangHuai for the fiscal year ended June 30, 2016, or for the same period in the last fiscal year. Based on TTI’s financial policy, an impairment of $325 on the investment in JiangHuai was provided for during the second quarter of fiscal 2014 based on TTI’s financial policy.

On November 1, 2010, TTCQ entered into a Memorandum Agreement with JiaSheng Property Development Co. Ltd. (“JiaSheng”) to invest in their property development projects (Project B-48 Phase 2) located in Chongqing City, China. Due to the short-term nature of the investment, the amount was classified as a loan based on ASC Topic 310, amounting to RMB 5,000, or approximately $814 based on the exchange rate as at March 31, 2015 published by the Monetary Authority of Singapore. The amount was unsecured and repayable at the end of the term. The loan was renewed in November 2011 for a period of one year, which expired on October 31, 2012 and was again renewed in November 2012 and expired in November 2013. On November 1, 2013 the loan was transferred by JiaSheng to, and is now payable by, Chong Qing Jun Zhou Zhi Ye Co. Ltd. (“Jun Zhou Zhi Ye”), and the transferred agreement expires on October 31, 2016. Hence the loan receivable was reclassified as a long-term receivable. The book value of the loan receivable approximates its fair value. TTCQ did not generate other income from Jun Zhou Zhi Ye for the fiscal year ended June 30, 2016. For the fiscal year ended June 30, 2015, TTCQ recorded RMB 417, or approximately $68, in other income from Jun Zhou Zhi Ye. In fiscal year 2015, an allowance for doubtful deemed interest receivables from Jun Zhou Zhi Ye of $68 was made on the other income. In the second quarter of fiscal year 2015, the loan receivable was transferred to down payment for purchase of investment property that is being developed in the Singapore Themed Resort Project.

6. INVENTORIES

Inventories consisted of the following:
	For the Year Ended June 30,
	2016	2015
Raw materials	$967	$1,038
Work in progress	909	611
Finished goods	279	348
Less: provision for obsolete inventory	(697)	(764)
Currency translation effect	2	(92)
	$1,460	$1,141

The following table represents the changes in provision for obsolete inventory:
	For the Year Ended June 30,
	2016	2015
Beginning	$764	$844
Additions charged to expenses	22	67
Usage - disposition	(86)	(103)
Currency translation effect	(3)	(44)
Ending	$697	$764

7. ASSETS HELD FOR SALE

During the fourth quarter of 2015, the operations in Malaysia planned to sell its factory building in Penang, Malaysia. In May 2015, Trio-Tech Malaysia was approached by a potential buyer to purchase the factory building. Negotiation is still ongoing and is subject to approval by Penang Development Corporation. In accordance with ASC Topic 360, during fiscal year 2015, the property was reclassified from investment property, which had a net book value of RM 371, or approximately $92, to assets held for sale, since there was an intention to sell the factory building. The net book values of the building were RM371, or $92, for fiscal years 2016 and RM 371, or approximately $98, for fiscal year 2015.

8.  INVESTMENTS

Investments were nil as at June 30, 2016 and as at June 30, 2015.

During the second quarter of fiscal year 2011, the Company entered into a joint-venture agreement with JiaSheng to develop real estate projects in China. The Company invested RMB 10,000, or approximately $1,606 based on the exchange rate as of March 31, 2014 published by the Monetary Authority of Singapore, for a 10% interest in the newly formed joint venture, which was incorporated as a limited liability company, Chong Qing Jun Zhou Zhi Ye Co. Ltd. (the “joint venture”), in China. The agreement stipulated that the Company would nominate two of the five members of the Board of Directors of the joint venture and had the ability to assign two members of management to the joint venture.  The agreement also stipulated that the Company would receive a fee of RMB 10,000, or approximately $1,606 based on the exchange rate as of March 31, 2014 published by the Monetary Authority of Singapore, for the services rendered in connection with obtaining priority to bid in certain real estate projects from the local government. Upon signing of the agreement, JiaSheng paid the Company RMB 5,000 in cash, or approximately $803 based on the exchange rate published by the Monetary Authority of Singapore as of March 31, 2014. The remaining RMB 5,000, which was not recorded as a receivable as the Company considered the collectability uncertain, would be paid over 72 months commencing in 36 months from the date of the agreement when the joint venture secured a property development project stated inside the joint venture agreement. The Company considered the RMB 5,000, or approximately $803 based on the exchange rate as of March 31, 2014 published by the Monetary Authority of Singapore, received in cash from JiaSheng, the controlling venturer in the joint venture, as a partial return of the Company’s initial investment of RMB10,000, or approximately $1,606 based on the exchange rate as of March 31, 2014 published by the Monetary Authority of Singapore. Therefore, the RMB 5,000 received in cash was offset against the initial investment of RMB 10,000, resulting in a net investment of RMB 5,000 as of March 31, 2014. The Company further reduced its investments by RMB 137, or approximately $22, towards the losses from operations incurred by the joint-venture, resulting in a net investment of RMB 4,863, or approximately $781 based on exchange rates published by the Monetary Authority of Singapore as of March 31, 2014.

“Investments” in the real estate segment were the cost of an investment in a joint venture in which we had a 10% interest. During the second quarter of fiscal year 2014, TTCQ disposed of its 10% interest in the joint venture. The joint venture had to raise funds for the development of the project. As a joint-venture partner, TTCQ was required to stand guarantee for the funds to be borrowed; considering the amount of borrowing, the risk involved was higher than the investment made and hence TTCQ decided to dispose of the 10% interest in the joint venture investment. On October 2, 2013, TTCQ entered into a share transfer agreement with Zhu Shu. Based on the agreement, the purchase price was to be paid by (1) RMB 10,000 worth of commercial property in Chongqing China, or approximately $1,634 based on exchange rates published by the Monetary Authority of Singapore as of October 2, 2013, by non-monetary consideration and (2) the remaining RMB 8,000, or approximately $1,307 based on exchange rates published by the Monetary Authority of Singapore as of October 2, 2013, by cash consideration. The consideration consisted of (1) commercial units measuring 668 square meters to be delivered in June 2016 and (2) sixteen quarterly equal installments of RMB500 per quarter commencing from January 2014. Based on ASC Topic 845 Non-monetary Consideration, the Company deferred the recognition of the gain on disposal of the 10% interest in joint venture investment until such time that the consideration is paid, so that the gain can be ascertained. The recorded value of the disposed investment amounting to $783, based on exchange rates published by the Monetary Authority of Singapore as of June 30, 2014, is classified as “other assets” under non-current assets, because it is considered a down payment for the purchase of the commercial property in Chongqing. TTCQ performed a valuation on a certain commercial unit and its market value was higher than the carrying amount.  The first three installment amounts of RMB 500 each due in January 2014, April 2014 and July 2014 were all outstanding until the date of disposal of the investment in the joint venture. Out of the outstanding RMB 8,000, TTCQ had received RMB 100 during May 2014. However, the transferee, Jun Zhou Zhi Ye, has not registered the share transfer (10% interest in the joint venture) with the relevant authorities in China as of the date of this report.

On October 14, 2014, TTCQ and Jun Zhou Zhi Ye entered into a memorandum of understanding. Based on the memorandum of understanding, both parties have agreed to register a sales and purchase agreement upon Jun Zhou Zhi Ye obtaining the license to sell the commercial property (the Singapore Themed Resort Project) located in Chongqing, China. The proposed agreement is for the sale of shop lots with a total area of 1,484.55 square meters as consideration for all the outstanding amounts owed to TTCQ by Jun Zhou Zhi Ye as follows:

a)	Long term loan receivable RMB 5,000, or approximately $814, as disclosed in Note 5, plus the interest receivable on long term loan receivable of RMB 1,250;

b) c)	Commercial units measuring 668 square meters, as mentioned above; and RMB 5,900 for the part of the unrecognized cash consideration of RMB 8,000 relating to the disposal of the joint venture.

The shop lots are to be delivered to TTCQ upon completion of the construction of the shop lots in the Singapore Themed Resort Project, and the initial targeted date of completion was no later than December 31, 2016. However, should there be further delays in the project completion, based on the discussion with the developers it is estimated to be completed by December 31, 2018. The consideration does not include the remaining outstanding amount of RMB 2,000, or approximately $326, which will be paid in cash.

9. INVESTMENT PROPERTIES

The following table presents the Company’s investment properties in China as of June 30, 2016. The exchange rate is based on the exchange rate as of June 30, 2016 published by the Monetary Authority of Singapore.

	Investment Date	Investment Amount (RMB)	Investment Amount (U.S.Dollars)
Purchase of Property I – MaoYe	Jan 04, 2008	5,554	894
Purchase of Property II – JiangHuai	Jan 06, 2010	3,600	580
Purchase of Property III – FuLi	Apr 08, 2010	4,025	648
Currency translation		-	(139)
Gross investment in rental properties		13,179	1,983

Accumulated depreciation on rental properties	June 30, 2016	(4,278)	(643)

Net investment in properties – China		8,901	1,340

The following table presents the Company’s investment properties in China as of June 30, 2015. The exchange rate is based on the exchange rate as of June 30, 2015 published by the Monetary Authority of Singapore.

	Investment Date	Investment Amount (RMB)	Investment Amount(U.S.Dollars)
Purchase of Property I – MaoYe	Jan 04, 2008	5,554	894
Purchase of Property II – JiangHuai	Jan 06, 2010	3,600	580
Purchase of Property III – FuLi	Apr 08, 2010	4,025	648
Currency translation		-	1
Gross investment in rental properties		13,179	2,123

Accumulated depreciation on rental properties	June 30, 2015	(3,619)	(583)

Net investment in properties – China		9,560	1,540

The following table presents the Company’s investment properties in Malaysia as of June 30, 2016. The exchange rate is based on the exchange rate as of June 30, 2015 published by the Monetary Authority of Singapore.

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

	Investment Date	Investment Amount (RM)	Investment Amount (U.S. Dollars)
Reclassification of Penang Property I	Dec 31, 2012	681	181
Gross investment in rental property		681	181

Accumulated depreciation on rental property	June 30, 2014	(310)	(83)
Reclassified as “Assets held for sale”	June 30, 2015	(371)	(98)
Net investment in rental property - Malaysia		-	-

Rental Property I - MaoYe

In fiscal 2008, TTCQ purchased an office in Chongqing, China from MaoYe Property Ltd. (“MaoYe”), for a total cash purchase price of RMB 5,554, or approximately $894. TTCQ rented this property to a third party on July 13, 2008. The term of the rental agreement was five years. The rental agreement was renewed on July 16, 2014 for a further period of five years. The rental agreement provides for a rent increase of 8% every year after July 15, 2015. The renewed agreement expires on July 15, 2018; however, this rental agreement (1,104 square meters at a monthly rental of RMB 39, or approximately $6) was terminated on July 31, 2015. TTCQ identified a new tenant and signed a new rental agreement (653 square meters at a monthly rental of RMB 39, or approximately $6) on August 1, 2015. This rental agreement provides for a rent increase of 5% every year on January 31, commencing with 2017 until the rental agreement expires on July 31, 2020. TTCQ signed a new rental agreement (451 square meters at a monthly rental of RMB 27, or approximately $4) on January 29, 2016. This rental agreement provides for a rent increase of 5% every year on January 29, commencing with 2017 until the rental agreement expires on February 28, 2019.

Property purchased from MaoYe generated a rental income of $78 and $115 for the years ended June 30, 2016 and 2015, respectively.

Rental Property II - JiangHuai

In fiscal year 2010, TTCQ purchased eight units of commercial property in Chongqing, China from Chongqing JiangHuai Real Estate Development Co. Ltd. (“JiangHuai”) for a total purchase price of RMB 3,600, or approximately $580. TTCQ rented all of these commercial units to a third party until the agreement expired in January 2012. TTCQ then rented three of the eight commercial units to another party during the fourth quarter of fiscal year 2013 under a rental agreement that expired on March 31, 2014. Currently all the units are vacant and TTCQ is working with the developer to find a suitable buyer to purchase all the commercial units. TTCQ has yet to receive the title deed for these properties; however, TTCQ has the vacancies in possession with the exception of two units, which are in the process of clarification. TTCQ is in the legal process to obtain the title deed, which is dependent on JiangHuai completing the entire project. In August 2016, TTCQ performed a valuation on one of the commercial units and its market value was higher than the carrying amount.

Property purchased from JiangHuai generated a rental income of nil for both the years ended June 30, 2016 and 2015.

Rental Property III – FuLi

In fiscal 2010, TTCQ entered into a Memorandum Agreement with Chongqing FuLi Real Estate Development Co. Ltd. (“FuLi”) to purchase two commercial properties totaling 311.99 square meters (“office space”) located in Jiang Bei District Chongqing. Although TTCQ currently rents its office premises from a third party, it intends to use the office space as its office premises. The total purchase price committed and paid was RMB 4,025, or approximately $649. The development was completed and the property was handed over during April 2013 and the title deed was received during the third quarter of fiscal 2014.

The two commercial properties were leased to third parties under two separate rental agreements, one of which expired in April 2014 and the other of which expired in August 2014.

For the unit for which the agreement expired in April 2014, a new tenant was identified and a new agreement was executed, which expires on April 30, 2017. The new agreement carried an increase in rent of 20% in the first year. Thereafter the rent increases by approximately 8% for the subsequent years until April 2017.

For the unit for which the agreement expired in August 2014, a new tenant was identified and a rental agreement was executed, which agreement was to expire on August 9, 2016. The agreement carried an increase in rent of approximately 21% in the first year. Thereafter the rent was to increase by approximately 6% for the subsequent year. The tenant of this unit defaulted on payment of the quarterly rental due in August 2015, however the rental deposit is available to offset the outstanding rent. In early October 2015, TTCQ issued a legal letter to this tenant on the outstanding amounts, to which the tenant has not responded. As of the date of this report, the August 2014 rental agreement (161 square meters at a monthly rental of RMB 16, and approximately $2) was terminated.

A new rental agreement with a new tenant (161 square meters at a monthly rental of RMB 14, or approximately $2) was signed on October 21, 2015. This rental agreement provides for a rent increase of 6% after the first year, commencing from the year 2016 until the rental agreement expires on October 20, 2017. The tenant of this unit had defaulted on payment of the monthly rental due for February 2016, however the rental deposit has been offset and the balance amount recognized as other income. In March 2016, TTCQ issued a legal letter to this tenant on the outstanding amounts, to which the tenant has not responded. A new rental agreement with a new tenant (161 square meters at a monthly rental of RMB 14, or approximately $2) was signed commencing from April 1, 2016 until the rental agreement expires on March 31, 2018.

Property purchased from FuLi generated a rental income of $44 and $58 for the years ended June 30, 2016 and 2015, respectively.

Penang Property

During the fourth quarter of 2015, the operations in Malaysia planned to sell its factory building in Penang, Malaysia. In accordance to ASC Topic 360, the property was reclassified from investment property, which had a net book value of RM 371, or approximately $98, to assets held for sale since there was an intention to sell the factory building. In May 2015, TTM was approached by a potential buyer to purchase the factory building. On September 14, 2015, application to sell the property was rejected by PDC. The rejection was based on the business activity of the purchaser not suitable to the industry that is being promoted on the said property. PDC made an offer to purchase the property, which was not at the expected value and the offer expired on March 28, 2016. However, management is still actively looking for a suitable buyer. As of June 30, 2016 the net book value was RM 369, or approximately $92.

Summary

Total rental income for all investment properties (Property I, II and III) in China was $122 for the year ended June 30, 2016, and was $173 for the same period in the last fiscal year.

Rental income from the Penang property was nil for the years ended June 30, 2016 and 2015, as the property in Penang, Malaysia was vacant at the date of this report. In the fourth quarter of fiscal year 2015, the Penang property was reclassified from investment property to assets held for sale.

Depreciation expenses for all investment properties in China were $103 and 109 for both the years ended June 30, 2016, and 2015, respectively.

10. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	Estimated Useful Life in Years	For the Year Ended June 30,
		2016	2015
Building and improvements	3-20	$5,002	$4,980
Leasehold improvements	3-27	5,591	5,692
Machinery and equipment	3-7	24,106	23,679
Furniture and fixtures	3-5	823	873
Equipment under capital leases	3-5	1,171	672
Property, plant and equipment, gross		$36,693	$35,896
Less: accumulated depreciation		(22,828)	(21,740)
Accumulated amortization on equipment under capital leases		(633)	(458)
Total accumulated depreciation		$(23,461)	$(22,198)
Property, plant and equipment before currency translation effect, net		13,232	13,698
Currency translation effect		(1,949)	(1,176)
Property, plant and equipment, net		$11,283	$12,522

Depreciation and amortization expenses for property, plant and equipment during fiscal years 2016 and 2015 were $1,735 and $2,240, respectively.

11. OTHER ASSETS

Other assets consisted of the following:
	For the Year Ended June 30,
	2016	2015
Down payment for purchase of investment properties	$1,536	$1,645
Down payment for purchase of property, plant and equipment	115	31
Deposits for rental and utilities	137	147
Total	$1,788	$1,823

12. LINES OF CREDIT

The carrying value of the Company’s lines of credit approximates its fair value, because the interest rates associated with the lines of credit are adjustable in accordance with market situations when the Company borrowed funds with similar terms and remaining maturities.

The Company’s credit rating provides it with readily and adequate access to funds in global markets.

As of June 30, 2016, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Expiration	Credit	Unused
Facility	Facility	Rate	Date	Limitation	Credit
Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Ranging from 1.6% to 5.5%	-	$5,745	$3,856
Trio-Tech (Malaysia) Sdn. Bhd.	Lines of Credit	Ranging from 6.3% to 6.7%	-	783	783
Trio-Tech (Tianjin) Co., Ltd.	Lines of Credit	Ranging from 4.9% to 6.3%	-	1,204	602

On May 3, 2016, Trio-Tech Tianjin used the facility amounting to RMB 2 million, or approximately $301, and on June 23, 2016, further used an additional facility of RMB 2 million, or approximately $301.

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

On April 10, 2015, Trio-Tech Tianjin signed an agreement with a bank for an Accounts Receivable Financing facility with the bank for RMB 8,000, or approximately $1,289, interest is charged at the bank’s lending rate plus a floating interest rate. The effective interest rate is 130% of the bank’s lending rate. The financing facility was set up to facilitate the growing testing operations in our Tianjin operations in China. The immediate holding company, Trio-Tech International Pte. Ltd., acted as the guarantor for this bank facility. The bank account for this facility was set up on August 24, 2015 and has started use in fiscal year 2016.

13. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	For the Year Ended June 30,
	2016	2015
Payroll and related costs	1,311	1,513
Commissions	47	52
Customer deposits	91	41
Legal and audit	297	244
Sales tax	110	131
Utilities	115	129
Warranty	78	109
Accrued purchase of materials and property, plant and equipment	50	430
Provision for re-instatement	308	422
Other accrued expenses	331	243
Currency translation effect	(96)	(230)
Total	$2,642	$3,084

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

	For the Year Ended June 30,
	2016	2015
Beginning	$103	$60
Additions charged to cost and expenses	80	114
Utilization / reversal	(105)	(65)
Currency translation effect	(2)	(6)
Ending	$76	$103

15. BANK LOANS PAYABLE

Bank loans payable consisted of the following:

	For the Year Ended June 30,
	2016	2015
Note payable denominated in U.S. dollars to a commercial bank for expansion plans in Singapore and its subsidiaries, maturing in March 2017, bearing interest at the bank’s lending rate (7.3% at June 30, 2016 and 2015), with monthly payments of principal plus interest of $16 and $18 through August 2024 in fiscal year 2016 and 2015, respectively. This note payable is secured by plant and equipment with the net book value of $294 and $357 as at June 30, 2016 and 2015, respectively.	148	326
Note payable denominated in RM to a commercial bank for expansion plans in Malaysia, maturing in August 2024, bearing interest at the bank’s prime rate plus 1.50% (4.1% to 6.9% at June 30, 2016 and 2015), with monthly payments of principal plus interest of $22 and $12 through August 2024 in fiscal year 2016 and 2015, respectively. This loan payable is collateralized by the acquired building with the net book value of $2,898 and $3,146 as at June 30, 2016 and 2015, respectively.	1,919	2,218
Current portion	(342)	(346)

Long term portion of bank loans payable	$1,725	$2,198

Future minimum payments (excluding interest) as of June 30, 2016 were as follows:

2017	$342
2018	204
2019	215
2020	226
2021	239
Thereafter	841
Total obligations and commitments	$2,067

Future minimum payments (excluding interest) as of June 30, 2015 were as follows:

2016	$346
2017	322
2018	183
2019	193
2020	203
Thereafter	1,297
Total obligations and commitments	$2,544

16. COMMITMENTS AND CONTINGENCIES

The Company leases certain of its facilities and equipment under long-term agreements expiring at various dates through fiscal year 2016 and thereafter. Certain of these leases require the Company to pay real estate taxes and insurance and provide for escalation of lease costs based on certain indices.

Future minimum payments under capital leases and non-cancelable operating leases and net rental income under non-cancelable sub-leased properties as of June 30, 2016 were as follows:
For the Year Ending June 30,	Capital Leases	Operating Leases	Sub-lease Rental (Income)	Net Operating Leases
2017	$235	$598	$(24)	$574
2018	212	269	(24)	245
2019	156	204	(24)	180
Thereafter	135	229	-	229
Total future minimum lease payments	$738	$1,300	$(72)	$1,228
Less: amount representing interest	-
Present value of net minimum lease payments	738
Less: current portion of capital lease obligations	235
Long-term obligations under capital leases	503

Future minimum payments under capital leases and non-cancelable operating leases and net rental income under non-cancelable sub-leased properties as of June 30, 2015 were as follows:

For the Year Ending June 30,	Capital Leases	Operating Leases	Sub-lease Rental (Income)	Net Operating Leases
2016	$197	$803	$(128)	$675
2017	199	671	(41)	630
2018	169	279	(24)	255
Thereafter	107	2,060	-	2,060
Total future minimum lease payments	$672	$3,813	$(193)	$3,620
Less: amount representing interest	-
Present value of net minimum lease payments	672
Less: current portion of capital lease obligations	197
Long-term obligations under capital leases	475

The Company purchased equipment under the capital lease agreements with rates ranging from 1.6% to 7.5%. These agreements mature ranging from July 2016 to May 2020.

Total rental expense on all operating leases, cancelable and non-cancelable, amounted to $743 and $784 in fiscal years 2016 and 2015 respectively.

Trio-Tech (Malaysia) Sdn. Bhd. has a capital lease for the purchase of equipment and other related infrastructure costs amounting to RM 1,153, or approximately $287 based on the exchange rate on June 30, 2016 published by the Monetary Authority of Singapore, as compared to RM 33, or approximately $9 for the last fiscal year.

Trio-Tech Tianjin Co. Ltd has a capital lease for the purchase of equipment and other related infrastructure costs amounting to RMB 597, or approximately $93 based on the exchange rate on June 30, 2016 published by the Monetary Authority of Singapore, as compared to nil for last fiscal year.

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

17. FAIR VALUE OF FINANCIAL INSTRUMENTS APPROXIMATE CARRYING VALUE

In accordance with ASC Topic 825 and 820, the following presents assets and liabilities measured and carried at fair value and classified by level of fair value measurement hierarchy:

There were no transfers between Levels 1 and 2 during the fiscal year ended June 30, 2016 and for the same period in last fiscal year.

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

18. CONCENTRATION OF CUSTOMERS

The Company had one major customer that accounted for the following revenue and trade accounts receivable:

	For the Year Ended June 30,
	2016	2015
Revenue
- Customer A	60.6%	63.4%
Trade Accounts Receivable
- Customer A	66.9%	60.5%

19. BUSINESS SEGMENTS

In fiscal year 2016, the Company operated in four segments; the testing service industry (which performs structural and electronic tests of semiconductor devices), the designing and manufacturing of equipment (which equipment tests the structural integrity of integrated circuits and other products), distribution of various products from other manufacturers in Singapore and Southeast Asia and the real estate segment in China

The real estate segment recorded other income of nil and $68 and allowance for doubtful interest receivables of nil and $68 for fiscal year 2016 and 2015, respectively, based on the average exchange rate for the twelve months ended June 30, 2016 and 2015, respectively, published by the Monetary Authority of Singapore. Due to the short-term nature of the investments, the investments were classified as loan receivables based on ASC Topic 310. Thus the investment income was classified under other income, which is not part of the below table.

The revenue allocated to individual countries was based on where the customers were located. The allocation of the cost of equipment, the current year investment in new equipment and depreciation expense have been made on the basis of the primary purpose for which the equipment was acquired.

All inter-segment sales were sales from the manufacturing segment to the testing and distribution segment. Total inter-segment sales were $1,086 in fiscal year 2016 and $1,655 in fiscal year 2015. Corporate assets mainly consisted of cash and prepaid expenses. Corporate expenses mainly consisted of stock option expenses, salaries, insurance, professional expenses and directors' fees. Corporate expenses are allocated to the four segments on a pre-determined fixed amount calculated based on the annual budgeted sales, except the Malaysia operation, which is calculated based on actual sales. The following segment information table includes segment operating income or loss after including corporate expenses allocated to the segments, which gets eliminated in the consolidation.

Business Segment Information:
	Year		Operating		Depr.
	Ended	Net	Income	Total	and		Capital
	June 30,	Revenue	(Loss)	Assets	Amort.		Expenditures
Manufacturing	2016	$14,510	$260	$7,944	$202		$79
	2015	$12,873	$(426)	$5,515	$151		$512

Testing Services	2016	15,280	1,010	19,849	1,531		1,574
	2015	18,020	1,955	21,906	1,981		2,175

Distribution	2016	4,542	224	662	2		4
	2015	2,866	23	854	-		6

Real Estate	2016	122	(100)	3,306	103		-
	2015	173	(129)	3,635	108		1

Fabrication	2016	-	-	30	-		-
Services*	2015	-	-	30	-		-

Corporate &	2016	-	66	428		-	-
Unallocated	2015	-	(216)	97		-	-

Total Company	2016	$34,454	$1,460	$32,219	$1,838		$1,657
	2015	$33,932	$1,207	$32,037	$2,240		$2,694

* Fabrication services is a discontinued operation (Note 24).

20. OPERATING LEASES

Operating leases arise from the leasing of the Company’s commercial and residential real estate investment property. Initial lease terms generally range from 12 to 60 months. Depreciation expense for assets subject to operating leases is taken into account primarily on the straight-line method over a period of twenty years in amounts necessary to reduce the carrying amount of the asset to its estimated residual value. Depreciation expenses relating to the property held as investments in operating leases was $103 and $109 for fiscal years 2016 and 2015, respectively.

Future minimum rental income in China to be received from fiscal year 2017 to fiscal year 2021 on non-cancellable operating leases is contractually due as follows as of June 30, 2016:

2017	$174
2018	149
2019	116
2020	84
2021	7
$530

Future minimum rental income in China to be received from fiscal year 2016 to fiscal year 2020 on non-cancellable operating leases is contractually due as follows as of June 30, 2015:

2016	$188
2017	165
2018	146
2019	6
2020	-
$505

21. OTHER INCOME, NET

Other income, net consisted of the following:

	For the Year Ended June 30,
	2016	2015
Investment income deemed interest income	$-	68
Interest income	18	8
Other rental income	97	127
Exchange gain / (loss)	(371)	84
Allowance for doubtful deemed interest receivables	-	(68)
Other miscellaneous income	302	144
Total	$46	$363

Other income included investment income which was deemed to be interest income since the investment was deemed and classified as a loan receivables based on ASC Topic 310-10-25 Receivables amounted to nil for fiscal year 2016, as compared to $68 for fiscal year 2015. No allowance for doubtful interest receivables was included in fiscal year 2016, as compared to $68 in the previous fiscal year.

22. INCOME TAXES

On a consolidated basis, the Company’s net income tax provisions were as follows:

	For the Year Ended June 30,
	2016	2015
Current:
Federal	$-	$-
State	2	2
Foreign	300	439
	$302	$441
Deferred:
Federal	$-	$-
State	-	-
Foreign	(65)	66
	(65)	66
Total provisions	$237	$507

The reconciliation between the U.S. federal tax rate and the effective income tax rate was as follows:

	For the Year Ended June 30,
	2016	2015
Statutory federal tax rate	(34.00)%	(34.00)%
State taxes, net of federal benefit	(6.00)	(6.00)
Foreign tax related to profits making subsidiaries	19.45	4.69
NOL Expiration	(0.21)	(0.24)
Other	(0.50)	(0.27)
Changes in valuation allowance	3.08	(2.71)
Effective rate	(18.18)%	(38.53)%

At June 30, 2016, the Company had net operating loss carry-forward of approximately $129 and $293 for federal and state tax purposes, respectively, expiring through 2024. The Company also had tax credit carry-forward of approximately $834 for federal income tax purposes expiring through 2033. Management of the Company is uncertain whether it is more likely than not that these future benefits will be realized. Accordingly, a full valuation allowance was established.

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

The components of deferred income tax assets (liabilities) were as follows:

	For the Year Ended June 30,
	2016	2015
Deferred tax assets:
Net operating losses and credits	$1,498	$1,645
Inventory valuation	99	99
Depreciation	-	-
Provision for bad debts	128	144
Accrued vacation	40	32
Capital loss	-	66
Accrued expenses	1,262	1,338
Investment in subsidiaries	169	169
Other	11	23
Total deferred tax assets	$3,207	$3,516

Deferred tax liabilities:	(34)	(56)
Accrued expenses	(182)	(277)
Depreciation	-	-
Other	(216)	(333)
Total deferred income tax liabilities
Subtotal	2,991	3,183
Valuation allowance	(2,806)	(3,063)
Net deferred tax assets / (liability)	185	120

Presented as follows in the balance sheets:
Deferred tax assets	401	453
Deferred tax liabilities	(216)	(333)
Net deferred tax assets / (liability)	185	120

The valuation allowance was decreased by $257 and increased by $187 in fiscal year years 2016 and 2015, respectively.

For U.S. income tax purposes, no provision has been made for U.S. taxes on undistributed earnings amounting to $694 and $617 as at June 30, 2016 and 2015, respectively, of overseas subsidiaries with which the Company intends to continue to reinvest. It is not practicable to estimate the amount of additional tax that might be payable on the foreign earnings if they were remitted as dividends or lent to the Company, or if the Company should sell its stock in the subsidiary.  However, the Company believes that the existing U.S. foreign tax credits and net operating losses available would substantially eliminate any additional tax effects.

23. UNRECOGNIZED TAX BENEFITS

The Company adopted ASC Topic 740, Accounting for Income Taxes - Interpretation of Topic 740.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at July 1, 2014	$(250)
Additions based on current year tax positions	-
Additions for prior year(s) tax positions	-
Reductions for prior year(s) tax positions	-
Settlements	-
Expiration of statute of limitations	-
Balance at June 30, 2015	$(250)
Additions based on current year tax positions	-
Additions for prior year(s) tax positions	-
Reductions for prior year(s) tax positions	-
Settlements	-
Expiration of statute of limitations	-
Balance at June 30, 2016	$(250)

The Company accrues penalties and interest on unrecognized tax benefits as a component of penalties and interest expense, respectively. The Company has not accrued any penalties or interest expense relating to the unrecognized benefits at June 30, 2016 and June 30, 2015.

The major tax jurisdictions in which the Company files income tax returns are the United States of America, Singapore, Malaysia, China, Thailand and Indonesia. The statute of limitations, in general, is open for years 2005 to 2015 for tax authorities in those jurisdictions to audit or examine income tax returns.  The Company is under annual review by the governments of Singapore, Malaysia, China, Thailand and Indonesia. However, the Company is not currently under tax examination in any other jurisdiction.

24.      DISCONTINUED OPERATION AND CORRESPONDING RESTRUCTURING PLAN

The Company’s Indonesia operation and the Indonesia operation’s immediate holding company, which comprise the fabrication services segment, suffered continued operating losses from fiscal year 2010 to 2014, and the cash flow was minimal from fiscal year 2009 to 2014. The Company established a restructuring plan to close the fabrication services operation, and in accordance with ASC Topic 205, Presentation of Financial Statement Discontinued Operations (“ASC Topic 205”), from fiscal year 2015 onwards, the Company presented the operation results from fabrication services as a discontinued operation as the Company believed that no continued cash flow would be generated by the discontinued component and that the Company would have no significant continuing involvement in the operations of the discontinued component.

In accordance with the restructuring plan, the Company’s Indonesia operation is negotiating with its suppliers to settle the outstanding balance of accounts payable of $56 and has no collection for accounts receivable. The Company’s fabrication operation in Batam, Indonesia is in the process of winding up the operations. The Company anticipates that it may incur costs and expenses when the winding up of the subsidiary in Indonesia takes place.

In January 2010, the Company established a restructuring plan to close the Testing operation in Shanghai, China.  Based on the restructuring plan and in accordance with ASC Topic 205, the Company presented the operation results from Shanghai as a discontinued operation as the Company believed that no continued cash flow would be generated by the discontinued component (Shanghai subsidiary) and that the Company would have no significant continuing involvement in the operations of the discontinued component. The Shanghai operation has an outstanding balance of accounts payable of $36 and is collecting the accounts receivable of $1.

The discontinued operations in Shanghai and in Indonesia incurred general and administrative expenses of $7 and $22 for the year ended June 30, 2016 and 2015. The Company anticipates that it may incur additional costs and expenses at the time of the winding up of the business of the subsidiary through which the Shanghai, China facility operated.

Income / (Loss) from discontinued operations was as follows:

	For the Year Ended June 30,
	2016	2015
Revenue	$-	$-
Cost of sales	-	-
Gross loss	-	-
Operating expenses
General and administrative	7	22
Selling	-	-
Impairment	-	-
Total	7	22
Loss from discontinued operation	(7)	(22)
Other income / (charges)	3	28
Net income / (loss) from discontinued operation	$(4)	$6

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

Options to purchase 366,250 shares of Common Stock at exercise prices ranging from $2.07 to $3.26 per share were outstanding as of June 30, 2016. All the other outstanding options were excluded in the computation of diluted EPS for fiscal year 2016 since they were anti-dilutive.

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

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted EPS for the years presented herein:

	For the Year Ended June 30,
	2016	2015
Income attributable to Trio-Tech International common shareholders from continuing operations, net of tax	$788	$517
Income / (loss) attributable to Trio-Tech International common shareholders from discontinued operations, net of tax	$(9)	$4
Net income attributable to Trio-Tech International common shareholders	$779	$521

Weighted average number of common shares outstanding - basic	3,513	3,513
Dilutive effect of stock options	22	16
Number of shares used to compute earnings per share - diluted	3,535	3,529

Basic and diluted earnings per share from continuing operations attributable to Trio-Tech International	$0.22	$0.15

Basic and diluted earnings per share from discontinued operations attributable to Trio-Tech International	$-	$-
Basic and diluted earnings per share from net income attributable to Trio-Tech International	$0.22	$0.15

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

Assumptions

The fair value for the options granted were estimated using the Black-Scholes option pricing model with the following weighted average assumptions, assuming no expected dividends:

	For the Year Ended June 30,
	2016	2015
Expected volatility	60.41% to 104.94%	71.44% to 104.94%
Risk-free interest rate	0.30% to 0.78%	0.30% to 0.78%
Expected life (years)	2.50	2.50

The expected volatilities are based on the historical volatility of the Company’s stock. Due to higher volatility, the observation is made on a daily basis for the twelve months ended June 30, 2016. The observation period covered is consistent with the expected life of options. The expected life of the options granted to employees has been determined utilizing the “simplified” method as prescribed by ASC Topic 718 Stock Based Compensation, which, among other provisions, allows companies without access to adequate historical data about employee exercise behavior to use a simplified approach for estimating the expected life of a "plain vanilla" option grant. The simplified rule for estimating the expected life of such an option is the average of the time to vesting and the full term of the option. The risk-free rate is consistent with the expected life of the stock options and is based on the United States Treasury yield curve in effect at the time of grant.

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

On March 21, 2016, the Company granted options to purchase 40,000 shares of its Common Stock to employee directors pursuant to the 2007 Employee Plan during the twelve months ended June 30, 2016. The Company recognized stock-based compensation expenses of $2 in the twelve months ended June 30, 2016 under the 2007 Employee Plan. The balance of unamortized stock-based compensation of $3 based on fair value on the grant date related to options granted under the 2007 Employee Plan is to be recognized over a period of two years. No stock options were exercised during the twelve months ended June 30, 2016. The weighted-average remaining contractual term for non-vested options was 4.72 years. There were 271,875 shares of Common Stock available for grant under the 2007 Employee Plan.

The Company did not grant any stock options pursuant to the 2007 Employee Plan and no stock options were exercised during the twelve months ended June 30, 2015. There were no cash proceeds from exercise of stock options during fiscal year 2015. The Company recognized stock-based compensation expenses of $23 in fiscal year ended June 30, 2015 under the 2007 Employee Plan. The balance of unamortized stock-based compensation of $4 based on fair value on the grant date related to options granted under the 2007 Employee Plan is to be recognized over a period of three years. The weighted-average grant date fair-value and weighted-average remaining contractual term for non-vested options were $1.69 and 1.45 years, respectively.

As of June 30, 2016, there were vested employee stock options that were exercisable covering a total of 51,250 shares of Common Stock. The weighted-average exercise price was $3.28 and the weighted average contractual term was 2.82 years. The total fair value of vested and outstanding employee stock options as of June 30, 2016 was $168.

As of June 30, 2015, there were vested employee stock options covering a total of 112,500 shares of Common Stock. The weighted-average exercise price was $4.06 and the weighted average contractual term was 1.28 years. The total fair value of vested employee stock options was $457 and remains outstanding as of June 30, 2015.

A summary of option activities under the 2007 Employee Plan during the twelve-month period ended June 30, 2016 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 1, 2015	130,000	$3.93	1.57	$13
Granted	40,000	3.26	-	-
Exercised	-	-	-	-
Forfeited or expired	(80,000)	4.35	-	-
Outstanding at June 30, 2016	90,000	$3.26	3.42	$30
Exercisable at June 30, 2016	51,250	$3.28	2.82	$16

The aggregate intrinsic value of the 90,000 shares of common stock upon exercise of options was $30.

A summary of option activities under the 2007 Employee Plan during the twelve-month period ended June 30, 2015 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 1, 2014	130,000	$3.93	2.57	$13
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at June 30, 2015	130,000	$3.93	1.57	$13
Exercisable at June 30, 2015	112,500	$4.06	1.28	$-

The aggregate intrinsic value of the 126,500 shares of common stock upon exercise of options was $175.

A summary of the status of the Company’s non-vested employee stock options during the twelve months ended June 30, 2016 is presented below:

		Weighted Average Grant-Date
	Options	Fair Value
Non-vested at July 1, 2015	17,500	$1.69
Granted	40,000	-
Vested	(18,750)	-
Forfeited		-
Non-vested at June 30, 2016	38,750	$3.22

A summary of the status of the Company’s non-vested employee stock options during the twelve months ended June 30, 2015 is presented below:

		Weighted Average Grant-Date
	Options	Fair Value
Non-vested at July 1, 2014	26,250	$1.69
Granted	-	-
Vested	8,750	-
Forfeited	-	-
Non-vested at June 30, 2015	17,500	$1.69

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

On March 21, 2016, the Company granted options to purchase 150,000 shares of its Common Stock to directors pursuant to the 2007 Directors Plan with an exercise price equal to the fair market value of Common Stock (as defined under the 2007 Directors Plan in conformity with Regulation 409A or the Internal Revenue Code of 1986, as amended) at the date of grant. The fair value of the options granted to purchase 150,000 shares of the Company’s Common Stock was approximately $489 based on the fair value of $3.26 per share determined by the Black Scholes option pricing model. As all of the stock options granted under the 2007 Directors Plan vest immediately at the date of grant, there were no unvested stock options granted under the 2007 Directors Plan as of June 30, 2016.  The Company recognized stock-based compensation expenses of $42 in the fiscal year 2016 under the 2007 Directors Plan. No stock options were exercised during the fiscal year 2016. There were 80,000 shares of Common Stock available for grant under the 2007 Directors Plan.

On October 5, 2015, the Company granted options to purchase 50,000 shares of its Common Stock to directors pursuant to the 2007 Directors Plan with an exercise price equal to the fair market value of Common Stock (as defined under the 2007 Directors Plan in conformity with Regulation 409A or the Internal Revenue Code of 1986, as amended) at the date of grant. The fair value of the options granted to purchase 50,000 shares of the Company’s Common Stock was approximately $51 based on the fair value of $2.69 per share determined by the Black Scholes option pricing model. As all of the stock options granted under the 2007 Directors Plan vest immediately at the date of grant, there were no unvested stock options granted under the 2007 Directors Plan as of June 30, 2015. The Company recognized stock-based compensation expenses of $55 in the six months ended December 31, 2015 under the 2007 Directors Plan. No stock options were exercised during the nine months ended December 31, 2015.  No stock options were exercised during the six months ended December 31, 2015.

During the fiscal year 2015, the Company granted options to purchase 50,000 shares of its Common Stock to our directors pursuant to the 2007 Directors Plan with an exercise price equal to the fair market value of our Common Stock (as defined under the 2007 Directors Plan in conformity with Regulation 409A or the Internal Revenue Code of 1986, as amended) on October 21, 2014, the date of grant thereof. The fair value of the options granted to purchase 50,000 shares of the Company's Common Stock was $191 based on the grant date fair value of $3.81 per share determined by the Black Scholes option pricing model.

There were no stock options exercised during the fiscal year 2016, hence there were no proceeds from exercise of stock options during fiscal year 2016. The Company recognized stock-based compensation expenses of $$99 in the twelve-month period ended June 30, 2016 under the 2007 Directors Plan.

There were no stock options exercised during the twelve-month period ended June 30, 2015, hence there were no proceeds from exercise of stock options during fiscal year 2015. The Company recognized stock-based compensation expenses of $106 in the twelve-month period ended June 30, 2015 under the 2007 Directors Plan.

As of June 30, 2016, there were vested director stock options covering a total of 415,000 shares of Common Stock. The weighted-average exercise price was $3.14 and the weighted average remaining contractual term was 3.29 years. The total fair value of vested directors' stock options as of June 30, 2016 was $24. All of our director stock options vest immediately at the date of grant. There were no unvested director stock options as of June 30, 2016.

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

A summary of option activities under the 2007 Directors Plan during the twelve months ended June 30, 2016 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 1, 2015	365,000	$3.65	1.99	$53
Granted	200,000	3.12
Exercised
Forfeited or expired	(150,000)	4.35
Outstanding at June 30, 2016	415,000	3.14	3.29	198
Exercisable at June 30, 2016	415,000	3.14	3.29	198

A summary of option activities under the 2007 Directors Plan during the twelve months ended June 30, 2015 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 1, 2014	315,000	$3.62	2.63	$24
Granted	50,000	3.81	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at June 30, 2015	365,000	$3.65	1.99	$53
Exercisable at June 30, 2015	365,000	$3.65	1.99	$53

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

The table below reflects a reconciliation of the equity attributable to non-controlling interest:

	For the Year Ended June 30,
Non-controlling interest	2016	2015
Beginning balance	$1,736	$1,732
Net income	282	303
Dividend declared by a subsidiary	(181)	-
Translation adjustment	(223)	(299)
Ending balance	$1,614	$1,736

28.           RELATED PARTY TRANSACTION

There were no related party transactions in fiscal year 2016 or 2015.