Form 10-K/A
period 2016-06-30
TRIO-TECH INTERNATIONAL
filed 2016-09-30
CIK 732026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 of Form 10–K/A to Trio-Tech International’s Annual Report on Form 10–K for the period ended June 30, 2016, which was timely filed with the Securities and Exchange Commission on September 28, 2016 (the “Form 10–K”), is solely to correct typographical errors in the dates on (a) the signature pages of the Form 10-K, (b) the Report of Independent Registered Public Accounting Firm and (c) the Consent of Independent Registered Accounting Firm attached as Exhibit 23.1 to Form 10-K.  As required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, Trio-Tech International has furnished new certifications which appear in Exhibits 31.1, 31.2 and 32.

Other than those mentioned above, there are no other changes made to the Form 10–K for the period ended 30 June 2016. This Amendment No. 1 speaks as of the original filing date of the Form 10–K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10–K except to correct the dates noted above.

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

TRIO-TECH INTERNATIONAL

By: /s/Victor H.M. Ting VICTOR H.M. TING Vice President and Chief Financial Officer Date: September 28, 2016

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

/s/A. Charles Wilson A. Charles Wilson, Director Chairman of the Board September 28, 2016
/s/S.W.Yong S. W. Yong, Director President, Chief Executive Officer (Principal Executive Officer) September 28, 2016
/s/Victor H. M. Ting Victor H.M. Ting, Director Vice President, Chief Financial Officer (Principal Financial Officer) September 28, 2016
/s/Jason T. Adelman Jason T. Adelman, Director September 28, 2016
/s/Richard M. Horowitz Richard M. Horowitz, Director September 28, 2016

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
September 28, 2016

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