Form 10-Q
period 2016-09-30
TRIO-TECH INTERNATIONAL
filed 2016-11-14
CIK 732026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

  ☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

As of November 1, 2016, there were 3,513,055 shares of the issuer’s Common Stock, no par value, outstanding.

TRIO-TECH INTERNATIONAL
INDEX TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION, OTHER INFORMATION AND SIGNATURE

		Page
Part I.	Financial Information

Item 1.	Financial Statements	1
	(a) Condensed Consolidated Balance Sheets as of September 30, 2016 (Unaudited) and June 30, 2016	1
	(b) Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months Ended September 30, 2016 (Unaudited) and September 30, 2015 (Unaudited)	2
	(c) Condensed Consolidated Statements of Shareholders Equity for the Three Months Ended September 30, 2016 (Unaudited) and the Year Ended June 30, 2016	4
	(d) Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2016 (Unaudited) and September 30, 2015 (Unaudited)	5
	(e) Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	37
Item 4.	Controls and Procedures	37

Part II.	Other Information

Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3.	Defaults upon Senior Securities	38
Item 4.	Mine Safety Disclosures	38
Item 5.	Other Information	38
Item 6.	Exhibits	38

Signatures		39

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

-ii-

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	September 30, 2016	June 30, 2016
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$4,216	$3,807
Short-term deposits	702	295
Trade accounts receivable, less allowance for doubtful accounts of $330 and $270	8,109	8,826
Other receivables	354	596
Inventories, less provision for obsolete inventory of $688 and $697	1,179	1,460
Prepaid expenses and other current assets	313	264
Assets held for sale	89	92
Total current assets	14,962	15,340
NON-CURRENT ASSETS:
Deferred tax asset	401	401
Investment properties, net	1,309	1,340
Property, plant and equipment, net	11,032	11,283
Other assets	1,786	1,788
Restricted term deposits	2,041	2,067
Total non-current assets	16,569	16,879
TOTAL ASSETS	$31,531	$32,219

LIABILITIES
CURRENT LIABILITIES:
Lines of credit	$1,531	$2,491
Accounts payable	3,311	2,921
Accrued expenses	2,681	2,642
Income taxes payable	202	230
Current portion of bank loans payable	295	342
Current portion of capital leases	226	235
Total current liabilities	8,246	8,861
NON-CURRENT LIABILITIES:
Bank loans payable, net of current portion	1,623	1,725
Capital leases, net of current portion	437	503
Deferred tax liabilities	246	216
Other non-current liabilities	43	43
Total non-current liabilities	2,349	2,487
TOTAL LIABILITIES	$10,595	$11,348
COMMITMENT AND CONTINGENCIES	-	-

EQUITY
TRIO-TECH INTERNATIONAL’S SHAREHOLDERS' EQUITY:
Common stock, no par value, 15,000,000 shares authorized; 3,513,055 shares issued and outstanding as at September 30, 2016, and June 30, 2016	$10,882	$10,882
Paid-in capital	3,189	3,188
Accumulated retained earnings	3,328	3,025
Accumulated other comprehensive gain-translation adjustments	1,944	2,162
Total Trio-Tech International shareholders' equity	19,343	19,257
Non-controlling interest	1,593	1,614
TOTAL EQUITY	$20,936	$20,871
TOTAL LIABILITIES AND EQUITY	$31,531	$32,219

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME / (LOSS)
UNAUDITED (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

	Three Months Ended
	Sept. 30,	Sept. 30,
	2016	2015
Revenue
Manufacturing	$3,671	$3,140
Testing services	4,157	3,783
Distribution	1,104	975
Others	39	32
	8,971	7,930
Cost of Sales
Cost of manufactured products sold	2,795	2,109
Cost of testing services rendered	2,814	2,758
Cost of distribution	991	853
Others	13	32
	6,613	5,752

Gross Margin	2,358	2,178

Operating Expenses:
General and administrative	1,743	1,662
Selling	185	171
Research and development	53	46
Impairment loss of property, plant and equipment	-	-
Total operating expenses	1,981	1,879

Income from Operations	377	299

Other Income
Interest expenses	(58)	(53)
Other income, net	110	208
Total other income	52	155

Income from Continuing Operations before Income Taxes	429	454

Income Tax Expenses	(83)	(67)

Income from continuing operations before non-controlling interest, net of tax	346	387

Other Operating Activities
Equity in earnings of unconsolidated joint venture, net of tax	-	-

Discontinued Operations (Note 18)
Income / (loss) from discontinued operations, net of tax	1	(10)
NET INCOME	347	377

Less: net income attributable to the non-controlling interest	44	118
Net Income Attributable to Trio-Tech International Common Shareholder	$303	$259

Amounts Attributable to Trio-Tech International Common Shareholders:
Income from continuing operations, net of tax	303	264
Loss from discontinued operations, net of tax	-	(5)
Net Income Attributable to Trio-Tech International Common Shareholders	$303	$259

Basic Earnings per Share:
Basic per share from continuing operations attributable to Trio-Tech International	$0.09	$0.08
Basic earnings per share from discontinued operations attributable to Trio-Tech International	$-	$-
Basic Earnings per Share from Net Income
Attributable to Trio-Tech International	$0.09	$0.08

Diluted Earnings per Share:
Diluted earnings per share from continuing operations attributable to Trio-Tech International	$0.08	$0.08
Diluted earnings per share from discontinued operations attributable to Trio-Tech International	$-	$-
Diluted Earnings per Share from Net Income
Attributable to Trio-Tech International	$0.08	$0.08

Weighted average number of common shares outstanding
Basic	3,513	3,513
Dilutive effect of stock options	66	8
Number of shares used to compute earnings per share diluted	3,579	3,521

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

Comprehensive Income / (Loss) Attributable to Trio-Tech International Common Shareholders:	Sept. 30, 2016	Sept. 30, 2015

Net income	347	377
Foreign currency translation, net of tax	(283)	(1,425)
Comprehensive Income / (Loss)	64	(1,048)
Less: comprehensive loss attributable to the non-controlling interests	(21)	(252)
Comprehensive Income / (Loss) Attributable to Trio-Tech International Common Shareholders	$85	$(796)

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(IN THOUSANDS)

	Common Stock		Additional Paid-in	Accumulated Retained	Accumulated Other Comprehensive	Non- Controlling
	Shares	Amount	Capital	Earnings	Income	Interest	Total
		$	$	$	$	$	$
Balance at June 30, 2015	3,513	10,882	3,087	2,246	2,771	1,736	20,722
Stock option expenses	-	-	101	-	-	-	101
Net income	-	-	-	779	-	282	1,061
Dividend declared by subsidiary	-	-	-	-	-	(181)	(181)
Translation adjustment	-	-	-	-	(609)	(223)	(832)
Balance at June 30, 2016	3,513	10,882	3,188	3,025	2,162	1,614	20,871
Stock option expenses	-	-	1	-	-	-	1
Net income	-	-	-	303	-	44	347
Translation adjustment	-	-	-	-	(218)	(65)	(283)
Balance at Sept. 30, 2016	3,513	10,882	3,189	3,328	1,944	1,593	20,936

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (IN THOUSANDS)

	Three Months Ended
	Sept. 30,	Sept. 30,
	2016	2015
	(Unaudited)	(Unaudited)
Cash Flow from Operating Activities
Net income	$347	$377
Adjustments to reconcile net income to net cash flow provided by operating activities
Depreciation and amortization	464	484
Stock compensation	1	4
Inventory reversal	(3)	(51)
Bad debt provision	61	-
Accrued interest expense, net accrued interest income	54	33
Write-off of property, plant and equipment	-	2
Warranty recovery, net	(8)	(3)
Deferred tax benefit	31	(5)
Changes in operating assets and liabilities, net of acquisition effects
Trade accounts receivable	656	(75)
Other receivables	242	11
Other assets	(35)	18
Inventories	275	(52)
Prepaid expenses and other current assets	(49)	(62)
Accounts payable and accrued expenses	458	49
Income taxes payable	(28)	(39)
Other non-current liabilities	-	(3)
Net Cash Provided by Operating Activities	2,466	688

Cash Flow from Investing Activities
Proceeds from maturing of restricted term deposits and short-term deposits	-	38
Investments in restricted & un-restricted deposits	(421)	-
Additions to property, plant and equipment	(361)	(254)
Proceeds from disposal of plant, property and equipment	-	19
Net Cash Used in Investing Activities	(782)	(197)

Cash Flow from Financing Activities
Repayment on lines of credit	(2,897)	(2,647)
Repayment of bank loans and capital leases	(189)	(169)
Proceeds from long-term bank loans	1,917	3,087
Net Cash (Used in) / Provided by Financing Activities	(1,169)	271

Effect of Changes in Exchange Rate	(106)	(472)

NET INCREASE IN CASH	409	290
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,807	3,711
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,216	$4,001

Supplementary Information of Cash Flows
Cash paid during the period for:
Interest	$49	$53
Income taxes	$56	$91

Non-Cash Transactions
Capital lease of property, plant and equipment	$-	$-

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT EARNINGS PER SHARE AND NUMBER OF SHARES)

1. ORGANIZATION AND BASIS OF PRESENTATION

Trio-Tech International (“the Company” or “TTI” hereafter) was incorporated in fiscal year 1958 under the laws of the State of California.  TTI provides third-party semiconductor testing and burn-in services primarily through its laboratories in Southeast Asia. In addition, TTI operates testing facilities in the United States.  The Company also designs, develops, manufactures and markets a broad range of equipment and systems used in the manufacturing and testing of semiconductor devices and electronic components. In the first quarter of fiscal year 2017, TTI conducted business in four business segments: Manufacturing, Testing Services, Distribution and Real Estate. TTI has subsidiaries in the U.S., Singapore, Malaysia, Thailand and China as follows:

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
  * 100% owned by Trio-Tech International Pte. Ltd.

The accompanying un-audited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  All significant inter-company accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements are presented in U.S. dollars.  The accompanying condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.  Operating results for the three months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2017.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the fiscal year ended June 30, 2016.

The Company’s operating results are presented based on the translation of foreign currencies using the respective quarter’s average exchange rate.

2.   NEW ACCOUNTING PRONOUNCEMENTS

The amendments in Accounting Standards Update (“ASU”) 2016-15 ASC Topic 230 —Statement of Cash Flows (“ASC Topic 230”): These amendments provide cashflow statement classification guidance. For public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. While early application is permitted, including adoption in an interim period, the Company has not elected to early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

The amendments in ASU 2016-13 ASC Topic 326: Financial Instruments —Credit Losses (“ASC Topic 326”) are issued for the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. For public companies that are not SEC filers, the ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. While early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, the Company has not yet determined if it will early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

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

The amendments in ASU 2016-02 ASC Topic 842: Leases (“ASC Topic 842”) are required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (a) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (b) a right-of-use asset, which is as an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. These amendments become effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, for a variety of entities including a public business While early adoption is permitted, the Company has not elected to early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

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

The Financial Accounting Standards Board (“FASB”) has issued converged standards on revenue recognition. Specifically, the Board has issued ASU 2014-09, ASC Topic 606. ASU 2014-09 affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). ASU 2014-09 will supersede the revenue recognition requirements in ASC Topic 605, Revenue Recognition (“ASC Topic 605”), and most industry-specific guidance. ASU 2014-09 also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of non-financial assets that are not in a contract with a customer (e.g., assets within the scope of ASC Topic 360, Property, Plant, and Equipment, (“ASC Topic 360”), and intangible assets within the scope of Topic 350, Intangibles—Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in ASU 2014-09. For a public entity, the amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. As the new standard will supersede substantially all existing revenue guidance affecting the Company under GAAP, it could impact revenue and cost recognition on sales across all the Company's business segments. The Company carried out an evaluation on the impact and found the adoption of this standard to have immaterial effects on its Consolidated Financial Statements.

FASB amended ASU 2014-15 Subtopic 205-40, Presentation of Financial Statements – Going Concern (“ASC Topic 205”) to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. ASU 2014-15 provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments in ASU 2014-15 are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. While early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued, the Company has not elected to early adopt. The effectiveness of this update does not have a significant effect on the Company’s consolidated financial position or results of operations.

Other new pronouncements issued but not yet effective until after September 30, 2016 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

3.   ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable consists of customer obligations due under normal trade terms. Although management generally does not require collateral, letters of credit may be required from the customers in certain circumstances. Management periodically performs credit evaluations of customers’ financial conditions.

Senior management reviews accounts receivable on a periodic basis to determine if any receivables will potentially be uncollectible. Management includes any accounts receivable balances that are determined to be uncollectible in the allowance for doubtful accounts.  After all reasonable attempts to collect a receivable have failed, the receivable is written off against the allowance.  Based on the information available, management believed the allowance for doubtful accounts as of September 30, 2016 and June 30, 2016 was adequate.

The following table represents the changes in the allowance for doubtful accounts:
	Sept. 30, 2016 (Unaudited)	June 30, 2016
Beginning	$270	$313
Additions charged to expenses	63	21
Recovered	(2)	(48)
Currency translation effect	(1)	(16)
Ending	$330	$270

4.   LOANS RECEIVABLE FROM PROPERTY DEVELOPMENT PROJECTS
The following table presents Trio-Tech (Chongqing) Co. Ltd (‘TTCQ’)’s loan receivable from property development projects in China as of September 30, 2016. The exchange rate is based on the date published by the Monetary Authority of Singapore as of March 31, 2015, since the net loan receivable was “nil” as at September 30, 2016.

	Loan Expiry Date	Loan Amount (RMB)	Loan Amount (U.S. Dollars)
Short-term loan receivables
JiangHuai (Project – Yu Jin Jiang An)	May 31,2013	2,000	325
Less: allowance for doubtful receivables		(2,000)	(325)
Net loan receivables from property development projects		-	-

Long-term loan receivables
Jun Zhou Zhi Ye	Oct 31, 2016	5,000	814
Less: transfer – down-payment for purchase of investment property		(5,000)	(814)
Net loan receivables from property development projects		-	-

The following table presents TTCQ’s loan receivable from property development projects in China as of June 30, 2016. The exchange rate is based on the date published by the Monetary Authority of Singapore as of March 31, 2015, since the net loan receivable was “nil” as at June 30, 2016.

	Loan Expiry Date	Loan Amount (RMB)	Loan Amount (U.S. Dollars)
Short-term loan receivables
JiangHuai (Project – Yu Jin Jiang An)	May 31,2013	2,000	325
Less: allowance for doubtful receivables		(2,000)	(325)
Net loan receivables from property development projects		-	-

Long-term loan receivables
Jun Zhou Zhi Ye	Oct 31, 2016	5,000	814
Less: transfer – down-payment for purchase of investment property		(5,000)	(814)
Net loan receivables from property development projects		-	-

On November 1, 2010, TTCQ entered into a Memorandum Agreement with JiangHuai Property Development Co. Ltd. (“JiangHuai”) to invest in their property development projects (Project - Yu Jin Jiang An) located in Chongqing City, China. Due to the short-term nature of the investment, the amount was classified as a loan based on ASC Topic 310-10-25 Receivables, amounting to Renminbi (“RMB”) 2,000, or approximately $325. The loan was renewed, but expired on May 31, 2013. TTCQ is in the legal process of recovering the outstanding amount of $325. TTCQ did not generate other income from JiangHuai for the quarter ended September 30, 2016, or for the fiscal year ended June 30, 2016. Based on TTI’s financial policy, a provision for doubtful receivables of $325 on the investment in JiangHuai was recorded during the second quarter of fiscal 2014 based on TTI’s financial policy.

On November 1, 2010, TTCQ entered into a Memorandum Agreement with JiaSheng Property Development Co. Ltd. (“JiaSheng”) to invest in their property development projects (Project B-48 Phase 2) located in Chongqing City, China. Due to the short-term nature of the investment, the amount was classified as a loan based on ASC Topic 310, amounting to RMB 5,000, or approximately $814 based on the exchange rate as at March 31, 2015 published by the Monetary Authority of Singapore. The amount was unsecured and repayable at the end of the term. The loan was renewed in November 2011 for a period of one year, which expired on October 31, 2012 and was again renewed in November 2012 and expired in November 2013. On November 1, 2013 the loan was transferred by JiaSheng to, and is now payable by, Chong Qing Jun Zhou Zhi Ye Co. Ltd. (“Jun Zhou Zhi Ye”), and the transferred agreement expired on October 31, 2016. Prior to the second quarter of fiscal year 2015, the loan receivable was classified as a long-term receivable. The book value of the loan receivable approximates its fair value. In the second quarter of fiscal year 2015, the loan receivable was transferred to down payment for purchase of investment property that is being developed in the Singapore Themed Resort Project (see Note 7).

 5.  INVENTORIES

Inventories consisted of the following:
	Sept. 30, 2016 (Unaudited)	June 30, 2016

Raw materials	$942	$967
Work in progress	712	909
Finished goods	229	279
Less: provision for obsolete inventory	(688)	(697)
Currency translation effect	(16)	2
	$1,179	$1,460

The following table represents the changes in provision for obsolete inventory:
	Sept. 30, 2016 (Unaudited)	June 30, 2016

Beginning	$697	$764
Additions charged to expenses	-	22
Usage - disposition	(3)	(86)
Currency translation effect	(6)	(3)
Ending	$688	$697

6. ASSETS HELD FOR SALE
During the fourth quarter of 2015, the operations in Malaysia planned to sell its factory building in Penang, Malaysia. In May 2015, Trio-Tech Malaysia was approached by a potential buyer to purchase the factory building. Negotiation is still ongoing and is subject to approval by Penang Development Corporation. In accordance with ASC Topic 360, during fiscal year 2015, the property was reclassified from investment property, which had a net book value of RM 371, or approximately $92, to assets held for sale, since there was an intention to sell the factory building. The net book values of the building were RM371, or approximately $89, for three month ended September 30, 2016 and RM 371, or approximately $92, for year ended June 30, 2016.

7.  INVESTMENTS

Investments were nil as at September 30, 2016 and June 30, 2016.

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

On October 14, 2014, TTCQ and Jun Zhou Zhi Ye entered into a memorandum of understanding. Based on the memorandum of understanding, both parties have agreed to register a sales and purchase agreement upon Jun Zhou Zhi Ye obtaining the license to sell the commercial property (the Singapore Themed Resort Project) located in Chongqing, China. The proposed agreement is for the sale of shop lots with a total area of 1,484.55 square meters as consideration for the outstanding amounts owed to TTCQ by Jun Zhou Zhi Ye as follows:

a)
Long term loan receivable RMB 5,000, or approximately $814, as disclosed in Note 4, plus the interest receivable on long term loan receivable of RMB 1,250;
b)
Commercial units measuring 668 square meters, as mentioned above; and
c)
RMB 5,900 for the part of the unrecognized cash consideration of RMB 8,000 relating to the disposal of the joint venture.

The shop lots are to be delivered to TTCQ upon completion of the construction of the shop lots in the Singapore Themed Resort Project, and the initial targeted date of completion was no later than December 31, 2016. However, should there be further delays in the project completion, based on the discussion with the developers it is estimated to be completed by December 31, 2018. The consideration does not include the remaining outstanding amount of RMB 2,000, or approximately $326, which will be paid to TTCQ in cash.
8.   INVESTMENT PROPERTIES
The following table presents the Company’s investment in properties in China as of September 30, 2016. The exchange rate is based on the exchange rate as of September 30, 2016 published by the Monetary Authority of Singapore.

	Investment Date	Investment Amount (RMB)	Investment Amount (U.S. Dollars)
Purchase of rental property – Property I - MaoYe	Jan 04, 2008	5,554	894
Purchase of rental property – Property II - JiangHuai	Jan 06, 2010	3,600	580
Purchase of rental property – Property III - Fu Li	Apr 08, 2010	4,025	648
Currency translation		-	(147)
Gross investment in rental property		13,179	1,975
Accumulated depreciation on rental property	Sep 30, 2016	(4,443)	(666)
Net investment in property – China		8,736	1,309

The following table presents the Company’s investment in properties in China as of June 30, 2016. The exchange rate is based on the exchange rate as of June 30, 2016 published by the Monetary Authority of Singapore.

	Investment Date	Investment Amount (RMB)	Investment Amount (U.S. Dollars)
Purchase of rental property – Property I - MaoYe	Jan 04, 2008	5,554	894
Purchase of rental property – Property II - JiangHuai	Jan 06, 2010	3,600	580
Purchase of rental property – Property III - Fu Li	Apr 08, 2010	4,025	648
Currency translation		-	(139)
Gross investment in rental property		13,179	1,983
Accumulated depreciation on rental property	Sep 30, 2016	(4,278)	(643)
Net investment in property – China		8,901	1,340

The following table presents the Company’s investment properties in Malaysia as of September 30, 2016. The exchange rate is based on the exchange rate as of June 30, 2015 published by the Monetary Authority of Singapore.

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

Property purchased from MaoYe generated a rental income of $26 during the three months ended September 30, 2016 as compared to $22 for the same period in last fiscal year.

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

Property purchased from JiangHuai did not generate any rental income during the three months ended September 30, 2016 and 2015.

Other Properties III – Fu Li

In fiscal 2010, TTCQ entered into a Memorandum Agreement with Chongqing FuLi Real Estate Development Co. Ltd. (“FuLi”) to purchase two commercial properties totaling 311.99 square meters (“office space”) located in Jiang Bei District Chongqing. Although TTCQ currently rents its office premises from a third party, it intends to use the office space as its office premises. The total purchase price committed and paid was RMB 4,025, or approximately $648. The development was completed and the property was handed over during April 2013 and the title deed was received during the third quarter of fiscal 2014.

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

Properties purchased from Fu Li were rented to a third party effective fourth quarter of fiscal year 2012 and generated a rental income of $13 for the three months ended September 30, 2016, and $10 for the same period in the last fiscal year.

Penang Property I

During the fourth quarter of 2015, the operations in Malaysia planned to sell its factory building in Penang, Malaysia. In accordance to ASC Topic 360, the property was reclassified from investment property, which had a net book value of RM 371, or approximately $98, to assets held for sale since there was an intention to sell the factory building. In May 2015, Trio-Tech (Malaysia) Sdn. Bhd. (‘TTM’) was approached by a potential buyer to purchase the factory building. On September 14, 2015, application to sell the property was rejected by Penang Development Corporation (‘PDC’). The rejection was based on the business activity of the purchaser not suitable to the industry that is being promoted on the said property. PDC made an offer to purchase the property, which was not at the expected value and the offer expired on March 28, 2016. However, management is still actively looking for a suitable buyer. As of September 30, 2016 the net book value was RM 369, or approximately $89.
Summary
Total rental income for all investment properties in China was $39 for the three months ended September 30, 2016, and was $32 for the same period in the last fiscal year.

Depreciation expenses for all investment properties in China were $23 for the three months ended September 30, 2016 and $26 for the same period in the last fiscal year.

9.   OTHER ASSETS
Other assets consisted of the following:
	Sept. 30, 2016 (Unaudited)	June 30, 2016
Down-payment for purchase of investment properties	$1,530	$1,536
Down-payment for purchase of property, plant and equipment	120	115
Deposits for rental and utilities	136	137
Total	$1,786	$1,788

10. LINES OF CREDIT

Carrying value of the Company’s lines of credit approximates its fair value because the interest rates associated with the lines of credit are adjustable in accordance with market situations when the Company borrowed funds with similar terms and remaining maturities.

As of September 30, 2016, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Expiration	Credit	Unused
Facility	Facility	Rate	Date	Limitation	Credit

Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Ranging from 1.6% to 5.5%	-	$5,675	$4,444

Trio-Tech (Malaysia) Sdn. Bhd	Lines of Credit	Ranging from 6.3% to 6.7%	-	$759	$759

Trio-Tech (Tianjin) Co., Ltd.	Lines of Credit	Ranging from 4.9% to 6.3%	-	$749	$449

As of June 30, 2016, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Expiration	Credit	Unused
Facility	Facility	Rate	Date	Limitation	Credit

Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Ranging from 1.6% to 5.5%	-	$5,745	$3,856

Trio-Tech (Malaysia) Sdn. Bhd.	Lines of Credit	Ranging from 6.3% to 6.7%	-	$783	$783

	Lines of Credit	Ranging from 4.9% to 6.3%	-	$1,204	$602

11.  ACCRUED EXPENSES
Accrued expenses consisted of the following:
	Sept. 30, 2016 (Unaudited)	June 30, 2016
Payroll and related costs	$1,310	$1,311
Commissions	73	47
Customer deposits	24	91
Legal and audit	335	297
Sales tax	115	110
Utilities	107	115
Warranty	68	78
Accrued purchase of materials	90	50
Provision for re-instatement	295	308
Other accrued expenses	289	331
Currency translation effect	(25)	(96)
Total	$2,681	$2,642

12.   WARRANTY ACCRUAL
The Company provides for the estimated costs that may be incurred under its warranty program at the time the sale is recorded.  The warranty period of the products manufactured by the Company is generally one year or the warranty period agreed with the customer.  The Company estimates the warranty costs based on the historical rates of warranty returns. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.

	Sept. 30, 2016 (Unaudited)	June 30, 2016
Beginning	$76	$103
Additions charged to cost and expenses	10	80
Reversal	(18)	(105)
Currency translation effect	(1)	(2)
Ending	$67	$76

13.   BANK LOANS PAYABLE
 Bank loans payable consisted of the following:
	Sept. 30, 2016 (Unaudited)	June 30, 2016
Note payable denominated in RM to a commercial bank for expansion plans in Malaysia, maturing in August 2024, bearing interest at the bank’s prime rate plus 1.50% (5.25% and 5.45% at September 30, 2016 and June 30, 2016) per annum, with monthly payments of principal plus interest through August 2024, collateralized by the acquired building with a carrying value of $2,800 and 2,898, as at September 30, 2016 and June 30, 2016, respectively.	1,815	1,919

Note payable denominated in U.S. dollars to a commercial bank for expansion plans in Singapore and its subsidiaries, maturing in March 2017, bearing interest at the bank’s lending rate (7.5% and 7.3% at September 30, 2016 and June 30, 2016) with monthly payments of principal plus interest through April 2017. This note payable is secured by plant and equipment with a carrying value of $275 and 294, as at September 30, 2016 and June 30, 2016, respectively.	103	148

Current portion	(295)	(342)
Long term portion of bank loans payable	$1,623	$1,725

Future minimum payments (excluding interest) as at September 30, 2016 were as follows:
2017	$295
2018	202
2019	213
2020	224
2021	236
Thereafter	748
Total obligations and commitments	$1,918

Future minimum payments (excluding interest) as at June 30, 2016 were as follows:
2017	$342
2018	204
2019	215
2020	226
2021	239
Thereafter	841
Total obligations and commitments	$2,067

14.   COMMITMENTS AND CONTINGENCIES
TTM has capital commitments for the purchase of equipment and other related infrastructure costs amounting to RM 1,659, or approximately $400, based on the exchange rate as at September 30, 2016 published by the Monetary Authority of Singapore, as compared to the capital commitment as at June 30, 2016 amounting to RM 1,153, or approximately $287.
Trio-Tech (Tianjin) Co. Ltd. in China has capital commitments for the purchase of equipment and other related infrastructure costs amounting to RMB 48, or approximately $7, based on the exchange rate as on September 30, 2016 published by the Monetary Authority of Singapore, as compared to the capital commitment as at June 30, 2016 amounting to RMB 597, or approximately $93.
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

15.   BUSINESS SEGMENTS

In fiscal year 2017, the Company operates in four segments; the testing service industry (which performs structural and electronic tests of semiconductor devices), the designing and manufacturing of equipment (which equipment tests the structural integrity of integrated circuits and other products), distribution of various products from other manufacturers in Singapore and Southeast Asia and the real estate segment in China.

The real estate segment did not record other income for the first quarter of fiscal 2017 and first quarter of fiscal year 2016, based on the average exchange rate for the respective periods published by the Monetary Authority of Singapore. Due to the short-term nature of the investments, the investments were classified as loan receivables based on ASC Topic 310. Thus the investment income was classified under other income, which is not part of the below table.

The revenue allocated to individual countries was based on where the customers were located. The allocation of the cost of equipment, the current year investment in new equipment and depreciation expense have been made on the basis of the primary purpose for which the equipment was acquired.

All inter-segment revenue was from the manufacturing segment to the testing and distribution segments. Total inter-segment revenue was $283 for the three months ending September 30, 2016, as compared to $115 for the same period in the last fiscal year.  Corporate assets mainly consisted of cash and prepaid expenses. Corporate expenses mainly consisted of stock option expenses, salaries, insurance, professional expenses and directors' fees. Corporate expenses are allocated to the four segments. The following segment information table includes segment operating income or loss after including the corporate expenses allocated to the segments, which gets eliminated in the consolidation.

The following segment information is un-audited for the three months ended September 30, 2016 and September 30, 2015:
 Business Segment Information:
	Three Months Ended Sept. 30,	Net Revenue	Operating Income / (Loss)	Total Assets	Depr. and Amort.	Capital Expenditures
Manufacturing	2016	$3,671	$(93)	$7,716	$50	$11
	2015	3,140	242	5,618	54	17

Testing Services	2016	4,157	402	19,219	388	350
	2015	3,783	78	20,495	403	237

Distribution	2016	1,104	34	695	1	-
	2015	975	19	749	-	-

Real Estate	2016	39	2	3,304	25	-
	2015	32	(24)	3,530	27	-

Fabrication	2016	-	-	30	-	-
Services *	2015	-	-	26	-	-

Corporate &	2016	-	32	567	-	-
Unallocated	2015	-	(16)	62	-	-

Total Company	2016	$8,971	377	31,531	464	361
	2015	$7,930	$299	$30,480	$484	$254

* Fabrication Services is a discontinued operation (Note 18).

16. OTHER INCOME

Other income consisted of the following:
	Three Months Ended September 30,
	2016	2015
Interest income	4	3
Other rental income	25	24
Exchange gain	62	184
Other miscellaneous income / (expenses)	19	(3)
Total	$110	$208

17.  INCOME TAX

The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining the provision for income taxes and income tax assets and liabilities, including evaluating uncertainties in the application of accounting principles and complex tax laws. The statute of limitations, in general, is open for years 2004 to 2016 for tax authorities in those jurisdictions to audit or examine income tax returns. The Company is under annual review by the tax authorities of the respective jurisdiction to which the subsidiaries belong.

The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of ASC Topic 740 Income Tax. The Company had an income tax expense of $83 for the three months ended September 30, 2016 as compared to an income tax expense of $67 for the same period in the last fiscal year. The increase in income tax expenses was mainly due to increase in deferred tax for the timing differences recorded by the Singapore and Malaysia operations for the three months ended September 30, 2016, as compared to the same period in the last fiscal year. This increase was partially offset by the decrease in income tax expenses mainly due to the increase in income in the subsidiaries which has carry forward tax losses.

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

The Company accrues penalties and interest related to unrecognized tax benefits when necessary as a component of penalties and interest expenses, respectively.  The Company had not accrued any penalties or interest expenses relating to unrecognized benefits at September 30, 2016 and June 30, 2016.

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

In accordance with the restructuring plan, the Company’s Indonesia operation is negotiating with its suppliers to settle the outstanding balance of accounts payable of $56 and has no collection for accounts receivable. The Company’s fabrication operation in Batam, Indonesia is in the process of winding up the operations. The Company anticipates that it may incur costs and expenses when the winding up of the subsidiary in Indonesia takes place. Management has assessed the costs and expenses to be immaterial, thus no accrual has been made.

In January 2010, the Company established a restructuring plan to close the Testing operation in Shanghai, China. Based on the restructuring plan and in accordance with ASC Topic 205, the Company presented the operation results from Shanghai as a discontinued operation as the Company believed that no continued cash flow would be generated by the discontinued component (Shanghai subsidiary) and that the Company would have no significant continuing involvement in the operations of the discontinued component. The Shanghai operation has an outstanding balance of accounts payable of $35 and is collecting the accounts receivable of $2.

The discontinued operations in Shanghai and in Indonesia did not incur general and administrative expenses for the three months ended September 30, 2016, and did not incur general and administrative expenses for the same period in the last fiscal year. The Company anticipates that it may incur additional costs and expenses when the winding up of the business of the subsidiary through which the facilities operated takes place. Management has assessed the costs and expenses to be immaterial, thus no accrual has been made.

Loss / income from discontinued operations for the three months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,
	2016	2015
Revenue	$-	$-
Cost of sales	-	-
Gross margin	-	-
Operating expenses
General and administrative	-	-
Selling	-	-
Impairment loss of property, plant and equipment	-	-
Total	-	-
Income from discontinued operation	-	-
Other income / (charges)	2	(10)
Net (loss) / income from discontinued operation	2	(10)
Less: net (income) / loss attributable to the non-controlling interest	-	(5)
(Loss) / income from discontinued operation, net of tax	$2	(5)

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

Stock options to purchase 125,000 of Common Stock at exercise prices ranging from $3.62 to $3.81 per share were outstanding as of September 30, 2016 and were excluded in the computation of diluted EPS because their effect would have been anti-dilutive.

Stock options to purchase 495,000 of Common Stock at exercise prices ranging from $2.26 to $3.2 per share were outstanding as of September 30, 2015.

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted EPS for the years presented herein:
	Three Months Ended
	September 30,
	2016 (Unaudited)	2015 (Unaudited)
Income attributable to Trio-Tech International common shareholders from continuing operations, net of tax	$303	$264
Loss attributable to Trio-Tech International common shareholders from discontinued operations, net of tax	-	(5)
Net income attributable to Trio-Tech International common shareholders	$303	$259

Weighted average number of common shares outstanding - basic	3,513	3,513
Dilutive effect of stock options	66	8
Number of shares used to compute earnings per share – diluted	3,579	3,521

Basic earnings per share from continuing operations attributable to Trio-Tech International	0.09	0.08

Basic earnings per share from discontinued operations attributable to Trio-Tech International	-	-
Basic earnings per share from net loss attributable to Trio-Tech International	$0.09	$0.08

Diluted earnings per share from continuing operations attributable to Trio-Tech International	0.08	0.08

Diluted earnings per share from discontinued operations attributable to Trio-Tech International	-	-
Diluted earnings per share from net loss attributable to Trio-Tech International	$0.08	$0.08

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

The expected volatilities are based on the historical volatility of the Company’s stock. Due to higher volatility, the observation is made on a daily basis. The observation period covered is consistent with the expected life of options. The expected life of the options granted to employees has been determined utilizing the “simplified” method as prescribed by ASC Topic 718 Stock Based Compensation, which, among other provisions, allows companies without access to adequate historical data about employee exercise behavior to use a simplified approach for estimating the expected life of a "plain vanilla" option grant. The simplified rule for estimating the expected life of such an option is the average of the time to vesting and the full term of the option. The risk-free rate is consistent with the expected life of the stock options and is based on the United States Treasury yield curve in effect at the time of grant.

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

The Company did not grant any options pursuant to the 2007 Employee Plan during the three months ended September 30, 2016. There were no options exercised during the three months ended September 30, 2016. The Company recognized stock-based compensation expenses of $1 in the three months ended September 30, 2016 under the 2007 Employee Plan. The balance of unamortized stock-based compensation of $3 based on fair value on the grant date related to options granted under the 2007 Employee Plan is to be recognized over a period of three years. The weighted-average remaining contractual term for non-vested options was 3.96years.

The Company did not grant any options pursuant to the 2007 Employee Plan during the three months ended September 30, 2015. There were no options exercised during the three months ended September 30, 2015. The Company recognized stock-based compensation expenses of $4 in the three months ended September 30, 2015 under the 2007 Employee Plan. There was no balance of unamortized stock-based compensation based on fair value on the grant date related to options granted under the 2007. The weighted-average remaining contractual term for non-vested options was 1.19years.

As of September 30, 2016, there were vested employee stock options covering a total of 51,250 shares of Common Stock. The weighted-average exercise price was $3.28 and the weighted average contractual term was 2.57 years. The total fair value of vested employee stock option was $168 and remains outstanding as of September 30, 2016.

As of September 30, 2015, there were vested employee stock options covering a total of 112,500 shares of Common Stock. The weighted-average exercise price was $4.06 and the weighted average contractual term was 1.03 years. The total fair value of vested employee stock option was $457 and remains outstanding as of September 30, 2015.

A summary of option activities under the 2007 Employee Plan during the three months ended September 30, 2016 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 1, 2016	90,000	$3.26	3.42	$30
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2016	90,000	$3.26	3.17	$31
Exercisable at September 30, 2016	51,250	$3.28	2.57	$17

A summary of option activities under the 2007 Employee Plan during the three months ended September 30, 2015 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 1, 2015	130,000	$3.93	1.57	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2015	130,000	$3.93	1.32	$-
Exercisable at September 30, 2015	112,500	$4.06	1.03	$-

A summary of the status of the Company’s non-vested employee stock options during the three months ended September 30, 2016 is presented below:

	Options	Weighted Average Grant-Date Fair Value
Non-vested at July 1, 2016	38,750	$3.22
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested at September 30, 2016	38,750	$3.22

A summary of the status of the Company’s non-vested employee stock options during the three months ended September 30, 2015 is presented below:

	Options	Weighted Average Grant-Date Fair Value
Non-vested at July 1, 2015	17,500	$1.69
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested at September 30, 2015	17,500	$1.69

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

During the first quarter of fiscal year 2017, the Company did not grant any options pursuant to the 2007 Directors Plan. There were no stock options exercised during the three-month period ended September 30, 2016. The Company did not recognize any stock-based compensation expenses during the three months ended September 30, 2016.

During the first quarter of fiscal year 2016, the Company did not grant any options pursuant to the 2007 Directors Plan. There were no stock options exercised during the three-month period ended September 30, 2015. The Company did not recognize any stock-based compensation expenses during the three months ended September 30, 2015.

As of September 30, 2016, there were vested stock options granted under the 2007 Directors Plan covering a total of 415,000 shares of Common Stock. The weighted-average exercise price was $3.14 and the weighted average remaining contractual term was 3.04 years. Both the aggregate intrinsic value of such stock options outstanding and the aggregate intrinsic value of such options exercisable as of September 30, 2016 were $204. As all of the stock options granted under the 2007 Directors Plan vest immediately at the date of grant, there were no unvested stock options granted under the 2007 Directors Plan as of September 30, 2016.

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

A summary of option activities under the 2007 Directors Plan during the three months ended September 30, 2016 is presented as follows:
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2016	415,000	$3.14	3.29	$198
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2016	415,000	$3.14	3.04	$204
Exercisable at September 30, 2016	415,000	$3.14	3.04	$204

A summary of option activities under the 2007 Directors Plan during the three months ended September 30, 2015 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2015	365,000	$3.64	1.99	$53
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2015	365,000	$3.64	1.74	$13

21.  FAIR VALUE OF FINANCIAL INSTRUMENTS APPROXIMATE CARRYING VALUE
In accordance with the ASC Topic 825, the following presents assets and liabilities measured and carried at fair value and classified by level of the following fair value measurement hierarchy in accordance to ASC 820:

There were no transfers between Levels 1 and 2 during the three months ended September 30, 2016 and 2015.

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

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Overview

The following should be read in conjunction with the condensed consolidated financial statements and notes in Item I above and with the audited consolidated financial statements and notes, the information under the headings “Risk Factors” and “Management’s discussion and analysis of financial condition and results of operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

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

TTI generated approximately 99.6% of its revenue from its three core business segments in the test and measurement industry, i.e. manufacturing of test equipment, testing services and distribution of test equipment during the three months ended September 30, 2016. To reduce our risks associated with sole industry focus and customer concentration, the Company expanded its business into the real estate investment and oil and gas equipment fabrication businesses in 2007 and 2009, respectively. The Company’s Indonesia operation and the Indonesia operation’s immediate holding company, which comprised the fabrication services segment, suffered continued operating losses since it commenced its operations, and the cash flow was minimal in the past years. The Company established a restructuring plan to close the fabrication services operation, and in accordance with ASC Topic 205, Presentation of Financial Statement Discontinued Operations (“ASC Topic 205”), the Company presented the operation results from fabrication services as a discontinued operation. The Real Estate segment contributed only 0.4% to the total revenue and has been insignificant since the property market in China has slowed down due to control measures in China.

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

First Quarter Fiscal Year 2017 Highlights

●
Total revenue increased by $1,041, or 13.1%, to $8,971 in the first quarter of fiscal year 2017, compared to $7,930 for the same period in fiscal year 2016.

●
Manufacturing segment revenue increased by $531, or 16.9%, to $3,671 for the first quarter of fiscal year 2017, compared to $3,140 for the same period in fiscal year 2016.

●
Testing segment revenue increased by $374, or 9.9%, to $4,157 for the first quarter of fiscal year 2017, compared to $3,783 for the same period in fiscal year 2016.

●
Distribution segment revenue increased by $129, or 13.2%, to $1,104 for the first quarter of fiscal year 2017, compared to $975 for the same period in fiscal year 2016.

●
Real estate segment rental revenue increased by $7, or 21.9%, to $39 for the first quarter of fiscal year 2017, compared to $32 for the same period in fiscal year 2016.

●
The overall gross profit margins decreased by 1.2% to 26.3% for the first quarter of fiscal year 2017, from 27.5% for the same period in fiscal year 2016.

●
Income from operations was $377 the first quarter of fiscal year 2017, an improvement of $78, as compared to an income from operations of $299 for the same period in fiscal year 2016.

●
General and administrative expenses increased by $81, or 4.9%, to $1,743 for the first quarter of fiscal year 2017, from $1,662 for the same period in fiscal year 2016.

●
Selling expenses increased by $14, or 8.2%, to $185 for the first quarter of fiscal year 2017, from $171 for the same period in fiscal year 2016.

●
Other income decreased by $98 to $110 in the first quarter of fiscal year 2017 compared to $208 in the same period in fiscal year 2016.

●
Tax expense increased by $16 to $83 in the first quarter of fiscal year 2017 compared to $67 in the same period in fiscal year 2016.

●
During the first quarter of fiscal year 2017, income from continuing operations before non-controlling interest, net of tax was $346, as compared to an income of $387 for the same period in fiscal year 2016.

●
During the first quarter of fiscal year 2017, gain from discontinued operations net of tax was $1, as compared to a loss of $10 for the same period in fiscal year 2016.

●
Net income attributable to non-controlling interest for the first quarter of fiscal year 2017 was $44, a decrease of $74, as compared to $118 in the same period in fiscal year 2016.

●
Working capital increased by $237, or 3.7%, to $6,716 as of September 30, 2016 compared to $6,479 as of June 30, 2016.

●
Basic Earnings per share for the first quarter of fiscal year 2017 were $0.09, as compared to earnings per share of $0.08 for the same period in fiscal year 2016.

●
Dilutive Earnings per share for the first quarter of fiscal year 2017 were $0.08, as compared to earnings per share of $0.08 for the same period in fiscal year 2016.

●
Total assets decreased by $688 or 2.1% to $31,531 as of September 30, 2016 compared to $32,219 as of June 30, 2016.

●
Total liabilities decreased by $753 or 6.6% to $10,595 as of September 30, 2016 compared to $11,348 as of June 30, 2016.

Results of Operations and Business Outlook

The following table sets forth our revenue components for the three months ended September 30, 2016 and 2015, respectively.

Revenue Components	Three Months Ended September 30,
	2016	2015
Revenue:
Manufacturing	40.9%	39.6%
Testing Services	46.4	47.7
Distribution	12.3	12.3
Real Estate	0.4	0.4
Total	100.0%	100.0%

Revenue for the three months ended September 30, 2016 was $8,971, an increase of $1,041 when compared to the revenue for the same period of the prior fiscal year. As a percentage, revenue increased by 13.1% for the three months ended September 30, 2016 when compared to revenue for the same period of the prior year.

For the three months ended September 30, 2016, there was an increase in revenue across all segments. Revenue from our manufacturing segment increased in the Singapore and United States operations, which was partially offset with a decrease in manufacturing revenue in the Suzhou, China operation. Revenue from our testing operations increased in Malaysia, Thailand and Singapore, which was partially offset with a decrease in our testing revenue in the Suzhou, China operation. Revenue from our distribution segment increased primarily in the Singapore operation, which was partially offset with a decrease in our distribution revenue in the Malaysia and Suzhou, China operation.

Total revenue into and within China, the Southeast Asia regions and other countries (except revenue into and within the United States) increased by $888, or 11.8%, to $8,426 for the three months ended September 30, 2016, as compared with $7,538 for the same period of last fiscal year.  The increase was mainly due to an increase in the manufacturing segment in the Singapore operations, increase in the testing segment in Malaysia, Thailand and Singapore operations, and increase in the distribution segment in the Singapore operation, which was partially offset by a decrease in our manufacturing and testing segments in our Suzhou, China operations and decrease in our distribution revenue in the Malaysia and Suzhou, China operation.

Total revenue into and within the United States was $545 for the three months ended September 30, 2016, an increase of $153 from $392 for the same period of the prior year. The increase in the three months result was mainly due to an increase in orders from existing and new customers in the first quarter of fiscal year 2017 as compared to the same period in fiscal year 2016.

Revenue within our four current segments for the three months ended September 30, 2016 is discussed below.

Manufacturing Segment

Revenue in the manufacturing segment as a percentage of total revenue was 40.9% for the three months ended September 30, 2016, an increase of 1.3% of total revenue when compared to 39.6% in the same period of the last fiscal year.  The absolute amount of revenue increased by $531 to $3,671 for the three months ended September 30, 2016, compared to $3,140, for the same period of the last fiscal year.

Revenue in the manufacturing segment for the three months ended September 30, 2016 increased primarily due to an increase in orders by customers in the Singapore and United States operations, which was offset by a decrease in demand in the Suzhou, China operations.

The revenue in the manufacturing segment from a major customer accounted for 53.8% and 45.9% of our total revenue in the manufacturing segment for the three months ended September 30, 2016 and 2015, respectively. The future revenue in our manufacturing segment will be significantly affected by the purchase and capital expenditure plans of this major customer, if the customer base cannot be increased.

Testing Services Segment

Revenue in the testing segment as a percentage of total revenue was 46.4% for the three months ended September 30, 2016, a decrease of 1.3% of total revenue when compared to 47.7% for the same period of the last fiscal year.  The absolute amount of revenue increased by $374 to $4,157 for the three months ended September 30, 2016, as compared to $3,783 for the same period of the last fiscal year.

Revenue in the testing segment for the three months ended September 30, 2016 increased primarily due to an increase in our Malaysia, Thailand and Singapore operations, but was partially offset by a decrease in testing volume in our Suzhou, China operation, in addition to lower average selling price and exchange fluctuations despite an increase in demand in our Tianjin, China operation. The increase in Singapore, Malaysia and Thailand was caused by an increase in orders from our major customers, which we believe was due to an increase in demand for their products.

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

Distribution Segment

Revenue in the distribution segment accounted for 12.3% of total revenue for both the three months ended September 30, 2016 and September 30, 2015.  The absolute amount of revenue increased by $129 to $1,104 for the three months ended September 30, 2016, compared to $975 for the same period of the last fiscal year.

Revenue in the distribution segment for the three months ended September 30, 2016 increased primarily due to an increase in revenue generated from existing customers in the Singapore operations.

Demand for the distribution segment varies depending on the demand for our customers’ products, the changes taking place in the market and our customers’ forecasts.  Hence it is difficult to accurately forecast fluctuations in the market.

Real Estate Segment

The real estate segment accounted for 0.4% of total revenue for both the three months ended September 30, 2016 and September 30, 2015. The absolute amount of revenue in the real estate segment increased by $7 to $39 for the three months ended September 30, 2016, compared to $32 for the same period of the last fiscal year. The increase was primarily due to an increase in rental income in the real estate segment for the three months ended September 30, 2016 as described below.

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

Trio-Tech Chongqing Co., Ltd. (“TTCQ”) invested RMB 5,554 in rental properties in Maoye during fiscal year 2008, RMB 3,600 in rental properties in JiangHuai during fiscal year 2010 and RMB 4,025 in rental properties in FuLi during fiscal year 2010. The total investment in properties in China was RMB 13,179, or approximately $1,975 and $1,983 as at September 30, 2016 and June 30, 2016, respectively. The carrying value of these investment properties in China was RMB 8,736 and RMB 8,901, or approximately $1,309 and $1,340 as at September 30, 2016 and June 30, 2016, respectively. These properties generated a total rental income of $39 and $32 for the three months ended September 30, 2016 and September 30, 2015, respectively. TTCQ’s investment in properties that generated rental income is discussed further in this Form 10-Q.

TTCQ has yet to receive the title deed for properties purchased from JiangHuai. TTCQ is in the legal process of obtaining the title deed, which is dependent on JiangHuai completing the entire project. JiangHuai property did not generate any income during the three months ended September 30, 2016, and 2015.

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

On October 14, 2014, TTCQ and Jun Zhou Zhi Ye entered into a memorandum of understanding. Based on the memorandum of understanding, both parties have agreed to register a sales and purchase agreement upon Jun Zhou Zhi Ye obtaining the license to sell the commercial property (the Singapore Themed Resort Project) located in Chongqing, China. The proposed agreement is for the sale of shop lots with a total area of 1,484.55 square meters as consideration for the outstanding amounts owed to TTCQ by Jun Zhou Zhi Ye as follows:

a) Long term loan receivable RMB 5,000, or approximately $814, as disclosed in Note 4, plus the interest receivable on long term loan receivable of RMB 1,250;
b) Commercial units measuring 668 square meters, as mentioned above; and
c) RMB 5,900 for the part of the unrecognized cash consideration of RMB 8,000 relating to the disposal of the joint venture.

The shop lots are to be delivered to TTCQ upon completion of the construction of the shop lots in the Singapore Themed Resort Project, which is expected to be no later than December 31, 2016. However, should there be further delays in the project completion, based on the discussion with the developers it is estimated to be completed by December 31, 2018. The consideration does not include the remaining outstanding amount of RMB 2,000, or approximately $326, which will be paid to TTCQ in cash.

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

Comparison of the First Quarter Ended September 30, 2016 and September 30, 2015

The following table sets forth certain consolidated statements of income data as a percentage of revenue for the first quarter of fiscal years 2016 and 2015, respectively:

	Three Months Ended September 30,
	2016	2015
Revenue	100.0%	100.0%
Cost of sales	73.7	72.5
Gross Margin	26.3%	27.5%
Operating expenses
General and administrative	19.4%	21.0%
Selling	2.1	2.1
Research and development	0.6	0.6
Impairment loss of property, plant and equipment	0.0	0.0
Total operating expenses	22.1%	23.7%
Income / (Loss) from Operations	4.2%	3.8%

Overall Gross Margin

Overall gross margin as a percentage of revenue decreased by 1.2% to 26.3% for the three months ended September 30, 2016, from 27.5% for the same period of the last fiscal year, primarily due to a decrease in the gross profit margin in the manufacturing and distribution segments. The increase was partially offset by an increase in gross profit margin in the testing and real estate segments.

Gross profit margin as a percentage of revenue in the manufacturing segment decreased by 8.9% to 23.9% for the three months ended September 30, 2016, as compared to 32.8% for the same period in last fiscal year. The decrease in gross profit margin was primarily due to the sales of low profit margin products being higher than the sale of high profit margin products in the three months ended September 30, 2016. In absolute dollar amounts, gross profits in the manufacturing segment decreased by $155 to $876 for the three months ended September 30, 2016, from $1,031 for the same period in the last fiscal year.

Gross profit margin as a percentage of revenue in the testing segment increased by 5.2% to 32.3% for the three months ended September 30, 2016, from 27.1% in the same period of the last fiscal year. The increase was primarily due to an increase in testing volume in our Singapore, Malaysia and Thailand operations. The increase in testing volume in the Singapore, Malaysia and Thailand operations was higher than the decrease in testing volume in the Suzhou, China operation. In the Tianjin, China operation, lower average selling price despite higher volume resulted in a lower profit margin. Significant portions of our cost of goods sold are fixed in the testing segment.  Thus, as the demand of services and factory utilization increases, the fixed costs are spread over the increased output, which increases the gross profit margin. In absolute dollar amounts, gross profit in the testing segment increased by $318 to $1,343 for the three months ended September 30, 2016 from $1,025 for the same period of the last fiscal year.

Gross profit margin of the distribution segment is not only affected by the market price of the products we distribute, but also the mix of products we distribute, which changes frequently as a result of changes in market demand. Gross profit margin as a percentage of revenue in the distribution segment decreased by 2.3% to 10.2% for the three months ended September 30, 2016, from 12.5% in the same period of the last fiscal year. The decrease in gross margin was due to the decrease in sales of high profit margin products as compared to the same period of last fiscal year. In terms of absolute dollar amounts, gross profit in the distribution segment for the three months ended September 30, 2016 was $113 as compared to $122 in the same period of the last fiscal year.

Gross profit margin as a percentage of revenue in the real estate segment was 66.7% for the three months ended September 30, 2016, as compared to nil in the same period of the last fiscal year. In absolute dollar amounts, gross profit in the real estate segment was $26 and nil, respectively, for the three months ended September 30, 2016 and 2015.  The increase in the gross profit margin as a percentage of revenue was mainly due to an increase in rental revenue and a decrease in taxes.
Operating Expenses

Operating expenses for the first quarter of fiscal years 2016 and 2015 were as follows:

	Three Months Ended September 30,
(Unaudited)	2016	2015
General and administrative	$1,743	$1,662
Selling	185	171
Research and development	53	46
Impairment loss of property, plant and equipment	-	-
Loss on disposal of property, plant and equipment	-	-
Total	$1,981	$1,879

General and administrative expenses increased by $81, or 4.9%, from $1,662 to $1,743 for the three months ended September 30, 2016 compared to the same period of last fiscal year. The increase in general and administrative expenses was mainly attributable to the increase in administrative expenses in the Singapore operations due to an increase in payroll related expenses from an increase in headcount, an increase in provision for bonus, and provision for doubtful debts. This increase was partially offset by payroll-related cost control measures in the Suzhou, China operation and there not being certain payroll related expenses in the Thailand operation for the three months ended September 30, 2016 compared to the same period of last fiscal year.

Selling expenses increased by $14, or 8.2%, from $171 to $185 for the three months ended September 30, 2016, compared to the same period of the last fiscal year. The increase was mainly due to an increase in travel and commission expenses in the testing segment of our Singapore operations as a result of an increase in commissionable revenue.

Income from Operations

Income from operations was $377 for the three months ended September 30, 2016, an improvement of $78, as compared to an income from operations of $299 for the three months ended September 30, 2015. The increase was mainly due to the increase in gross profit which was partially offset by the increase in operating expenses, as previously discussed.

Interest Expense

Interest expense for the three months ended September 30, 2016 and 2015 were as follows:
	Three Months Ended September 30,
(Unaudited)	2016	2015
Interest expenses	$58	$53

Interest expense increased by $5 to $58 for the three months ended September 30, 2016, primarily due to an increase in capital lease in the Malaysia operations and interest paid on credit facility in the Tianjin, China operations as compared to the same period of last fiscal year. We are trying to keep our debt at a minimum in order to save financing costs.  As of September 30, 2016, the Company had an unused line of credit of $5,652.

Other Income

Other income for the three months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,
	2016	2015
Interest income	4	3
Other rental income	25	24
Exchange gain	62	184
Other miscellaneous income / (expenses)	19	(3)
Total	$110	$208

Other income decreased by $98 to $110 for the three months ended September 30, 2016 from $208 as compared to the same period in the last fiscal year. The decrease was primarily due to a decrease in exchange gain, which was partially offset by an increase in other miscellaneous income. The decrease in exchange rate of $122 to $62 for the three months ended September 30, 2016 from $184 as compared to the same period in last fiscal year was mainly due to transactional foreign exchange differences in the Singapore and Malaysia operations.

Income Tax Expenses

The Company had an income tax expense of $83 for the three months ended September 30, 2016 as compared to an income tax expense of $67 for the same period in the last fiscal year. The increase in income tax expenses was mainly due to increase in deferred tax for the timing differences recorded by the Singapore and Malaysia operations for the three months ended September 30, 2016, as compared to the same period in the last fiscal year. This increase was partially offset by the decrease in income tax expenses mainly due to the increase in income in the subsidiaries which has carry forward tax losses.

Income / Loss from Discontinued Operations, net of tax

Income from discontinued operations, net of tax, was $2 for the three months ended September 30, 2016, as compared to a loss of $10 for the same period in last fiscal year.

Non-controlling Interest

As of September 30, 2016, we held a 55% interest in Trio-Tech (Malaysia) Sdn. Bhd., Trio-Tech (Kuala Lumpur) Sdn. Bhd., SHI International Pte. Ltd., and PT. SHI Indonesia. We also held a 76% interest in Prestal Enterprise Sdn. Bhd. The share of net income from the subsidiaries by the non-controlling interest for the three months ended September 30, 2016 was $44, a decrease of $74 compared to the share of net income of $118 for the same period of the previous fiscal year.  The decrease in the net income of the non-controlling interest in the subsidiaries was attributable to the decrease in net income generated by the Malaysia operations as compared to the same period in the previous fiscal year.

Net Income

Net income for the three months ended September 30, 2016 was $303, an improvement of $44, as compared to a net income of $259 for the same period last fiscal year.

Earnings per Share

Basic earnings per share from continuing operations was $0.09 for the three months ended September 30, 2016 as compared to $0.08 for the same period in the last fiscal year. Basic earnings per share from discontinued operations were nil for both the three months ended September 30, 2016 and 2015.

Diluted earnings per share from continuing operations was $0.08 for the three months ended September 30, 2016 as compared to $0.08 for the same period in the last fiscal year. Diluted earnings per share from discontinued operations were nil for both the three months ended September 30, 2016 and 2015.

Segment Information

The revenue, gross margin and income or loss from operations for each segment during the first quarter of fiscal year 2017 and fiscal year 2016 are presented below. As the revenue and gross margin for each segment have been discussed in the previous section, only the comparison of income or loss from operations is discussed below.

Manufacturing Segment

The revenue, gross margin and (loss) / income from operations for the manufacturing segment for the three months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,
(Unaudited)	2016	2015
Revenue	$3,671	$3,140
Gross margin	23.9%	32.8%
(Loss) / income from operations	$(93)	$242

Loss from operations from the manufacturing segment was $93 as compared to an income from operations of $242 in the same period of the last fiscal year, primarily due to an increase in operating expenses and a decrease in gross margin, as discussed earlier. Operating expenses for the manufacturing segment were $969 and $789 for the three months ended September 30, 2016 and 2015, respectively. The $180 increase in operating expenses was mainly due to an increase in general and administrative expenses by $147 and an increase in corporate overhead by $36. Corporate charges are allocated on a pre-determined fixed charge basis. The increase in general and administrative expenses was mainly attributable to the increase in administrative expenses in the Singapore operations due to an increase in payroll related expenses caused by the increase in headcount, an increase in provision for bonus, and provision for doubtful debts.

Testing Segment

The revenue, gross margin and income from operations for the testing segment for the three months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,
(Unaudited)	2016	2015
Revenue	$4,157	$3,783
Gross margin	32.3%	27.1%
Income from operations	$402	$78

Income from operations in the testing segment for the three months ended September 30, 2016 was $402, an increase of $324 compared to $78 in the same period of the last fiscal year. The increase in operating income was mainly attributable to an increase in revenue and gross margin, as discussed earlier. Gross margin increased by $318 while operating expenses decreased by $6. Operating expenses were $941 and $947 for the three months ended September 30, 2016 and 2015, respectively. The decrease in general and administrative expenses was mainly due to decrease in payroll-related cost in the Suzhou, China operation and there not being certain payroll related expenses in the Thailand operation which decrease was partially offset by the increase in selling expenses in the testing segment of the Singapore operation due to an increase in travel and commission expenses as a result of an increase in commissionable revenue.

Distribution Segment

The revenue, gross margin and income from operations for the distribution segment for the three months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,
(Unaudited)	2016	2015
Revenue	$1,104	$975
Gross margin	10.2%	12.5%
Income / from operations	$34	$19

Income from operations was $34, for the three months ended September 30, 2016, as compared to an income from operations of $19 for the same period of last fiscal year. The increase of $15 was mainly due to a decrease in operating expenses. Gross profit decreased by $9 while operating expenses decreased by $24. Operating expenses were $79 and $103 for the three months ended September 30, 2016 and 2015, respectively. The decrease in operating expenses was mainly a decrease in general and administrative expenses due cost control measures in the Suzhou, China operation, and a decrease in corporate charges, which are allocated on a pre-determined fixed charge basis.

Real Estate Segment

The revenue, gross margin and income / (loss) from operations for the real estate segment for the three months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,
(Unaudited)	2016	2015
Revenue	$39	$32
Gross margin	66.7%	0.0%
Income / (loss) from operations	$2	$(24)

Income from operations in the real estate segment for the three months ended September 30, 2016 was $2, an improvement of $26 compared to a loss of $24 for the same period of the last fiscal year.  The change was mainly due to an increase in gross margin. The operating expenses were $24 for both the three months ended September 30, 2016 and 2015, respectively.

Corporate
The income / (loss) from operations for Corporate for the three months ended September 30, 2016 and 2015 was as follows:

	Three Months Ended September 30,
(Unaudited)	2016	2015
Income / (loss) from operations	$32	$(16)

Corporate operating income was $32 for the three months ended September 30, 2016, an increase of $48 from a loss of $16 in the same period of the last fiscal year.  The increase in operating income was mainly due to the change in allocation of corporate overhead.

Financial Condition

During the three months ended September 30, 2016 total assets decreased by $668 from $32,219 as at June 30, 2016 to $31,531. The decrease in total assets was primarily due to a decrease in trade accounts receivable, other receivables, inventory, investment properties in China, property, plant and equipment and restricted term deposits, which were partially offset by an increase in cash and cash equivalents, short term deposits and prepaid expenses. Foreign exchange fluctuation in currency translation was one of the causes for the decrease in total assets.

Cash and cash equivalents were $4,216 as at September 30, 2016, reflecting an increase of $409 from $3,807 as at June 30, 2016, primarily due to improved collections in the Singapore operations, which were partially offset by the decrease due to payment of lines of credit and bank loans payable.

Short term deposits were $702 as at September 30, 2016, reflecting an increase of $407 from $295 as at June 30, 2016, primarily due to increased deposits by the Malaysia operation.

At September 30, 2016, the trade accounts receivable balance decreased by $717 to $8,109, from $8,826 as at June 30, 2016, primarily due to an improvement in the collection in the Singapore operations, the decrease in revenue in the distribution segment in the Malaysia operations, and the overall decrease in revenue in China’s Suzhou operations for the first three months of fiscal year 2017 as compared to the revenue in the fourth quarter of last fiscal year. The number of days’ sales outstanding in accounts receivables was 85 and 87 days at the end of the first quarter of fiscal year 2017 and for the fiscal year ended 2016, respectively.

At September 30, 2016 other receivables were $354, reflecting a decrease of $242 from $596 as at June 30, 2016. The decrease was primarily due to the capitalization of down payment of fixed assets in the Singapore operations in the first quarter of fiscal year 2017.

Inventories at September 30, 2016 were $1,179, a decrease of $281, as compared to $1,460 as at June 30, 2016. The increase in inventory was mainly due to higher sales in the Singapore operations, where the inventory turnover had improved.

Prepaid expenses were $313 as at September 30, 2016 compared to $264 as at June 30, 2016. The increase of $49 was primarily due to prepayment for insurance by the Singapore and Malaysia operations.

Investment properties, net in China as at September 30, 2016 were $1,309, a decrease of $31 from $1,340 as at June 30, 2016.  The decrease was primarily due to depreciation charged and by the foreign currency exchange difference between the functional currency and U.S. dollars for the three months ended September 30, 2016.

Property, plant and equipment, net decreased by $251 from $11,283 as at June 30, 2016, to $11,032 as at September 30, 2016, mainly due to depreciation charges being higher than the capital expenditures mainly in the Malaysia and Tianjin operations in China and the foreign currency exchange difference between the functional currency and U.S. dollars for the three months ended September 30, 2016.

Restricted cash as at September 30, 2016 decreased by $26 to $2,041, as compared to $2,067 as at June 30, 2016.  This was due to foreign currency exchange difference between functional currency and U.S. dollars from June 30, 2016 to September 30, 2016 which was partially offset by the interest income from the restricted deposits.

Utilized lines of credit as at September 30, 2016 decreased by $960 to $1,531 compared to $2,491 as at June 30, 2016, which was mainly due to the lower utilization of lines of credit by the Singapore operation and Suzhou, China operation in the first quarter of fiscal year 2017.

Accounts payable as at September 30, 2016 increased by $390 to $3,311, as compared to $2,921 as at June 30, 2016. This was due to the increase in sales during the first quarter of fiscal year 2017.

Accrued expenses as at September 30, 2016 increased by $39 to $2,681, as compared to $2,642 as at June 30, 2016. The increase in accrued expenses was mainly due to an increase in purchase accruals, decrease in warranty provision and the increase in commission expenses which was due to the increase in commissionable sales in the Singapore operations.

Bank loans payable as at September 30, 2016 decreased by $149 to $1,918, as compared to $2,067 as at June 30, 2016. This was due to the repayment of loans by the Singapore and Malaysia operations.

Capital leases as at September 30, 2016 decreased by $75 to $663, as compared to $738 as at June 30, 2016. This was due to the repayment of capital leases by the Singapore operations.

Liquidity Comparison

Net cash provided by operating activities increased by $1,778 to an inflow of $2,466 for the three months ended September 30, 2016 from an inflow of $688 in the same period of the last fiscal year. The increase in net cash inflow provided by operating activities was primarily due to increased cash inflow of $731 from accounts receivables, increased cash inflow of $231 from other receivables, decreased cash outflow of $409 from accounts payable and accrued expenses and decreased cash outflow of $327 from inventories. These were partially offset by increased cash outflow of $53 from other assets.

Net cash used in investing activities increased by $585 to an outflow of $782 for the three months ended September 30, 2016 from an outflow of $197 for the same period of the last fiscal year.  The cash outflow was primarily due to the investments in restricted and unrestricted deposits of $421 and an increase in capital expenditure by $107. In addition, there was no cash inflow from investing activities in the three months ended September 30, 2016, while there were proceeds of $38 received from maturing of restricted term deposits and short-term deposits and proceeds of $19 from disposal of property, plant and equipment during the same period of the last fiscal year.

Net cash used in financing activities for the three months ended September 30, 2016 was $1,169, representing an increase of $1,440, as compared to net cash inflow of $271 during the three months ended September 30, 2015. In the first quarter of fiscal year 2017, there was more cash outflow due to repayment of lines of credit and bank loans by the Singapore, Tianjin, China and Malaysia operations and repayment of capital leases by the Singapore and Malaysia operations compared the first quarter of fiscal year 2016, while in the first quarter of fiscal 2016, there was more cash inflow due to borrowings from lines of credit, bank loans and capital leases compared to the three months ended September 30, 2016.

We believe that our projected cash flows from operations, borrowing availability under our revolving lines of credit, cash on hand, trade credit and the secured bank loan will provide the necessary financial resources to meet our projected cash requirements for at least the next 12 months.

Critical Accounting Estimates & Policies

There have been no significant changes in the critical accounting policies from those, disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the most recent Annual Report on Form 10-K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2016, the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective at a reasonable level.

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

Item 3.          Defaults Upon Senior Securities

Not applicable.

Item 4.          Mine Safety Disclosures

Not applicable.

Item 5.          Other Information

Not applicable.

Item 6.          Exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification of Principal Executive Officer of Registrant
31.2	Rule 13a-14(a) Certification of Principal Financial Officer of Registrant
32	Section 1350 Certification

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIO-TECH INTERNATIONAL
By:	/s/ Victor H.M. Ting VICTOR H.M. TING Vice President and Chief Financial Officer (Principal Financial Officer) Dated: November 14, 2016