Form 10-Q
period 2016-12-31
TRIO-TECH INTERNATIONAL
filed 2017-02-10
CIK 732026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2016

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

As of February 1, 2017, there were 3,513,055 shares of the issuer’s Common Stock, no par value, outstanding.

TRIO-TECH INTERNATIONAL
INDEX TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION, OTHER INFORMATION AND SIGNATURE

		Page
Part I.	Financial Information

Item 1.	Financial Statements	1
	(a) Condensed Consolidated Balance Sheets as of December 31, 2016 (Unaudited) and June 30, 2016	1
	(b) Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months and Six Months Ended December 31, 2016 (Unaudited) and December 31, 2015 (Unaudited)	2
	(c) Condensed Consolidated Statements of Shareholders Equity for the Six Months Ended December 31, 2016 (Unaudited) and the Year Ended June 30, 2016	4
	(d) Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2016 (Unaudited) and December 31, 2015 (Unaudited)	5
	(e) Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	46
Item 4.	Controls and Procedures	46

Part II.	Other Information

Item 1.	Legal Proceedings	47
Item 1A.	Risk Factors	47
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 3.	Defaults upon Senior Securities	47
Item 4.	Mine Safety Disclosures	47
Item 5.	Other Information	47
Item 6.	Exhibits	47

Signatures		48

-i-

FORWARD-LOOKING STATEMENTS

The discussions of Trio-Tech International’s (the “Company”) business and activities set forth in this Form 10-Q and in other past and future reports and announcements by the Company may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and assumptions regarding future activities and results of operations of the Company. In light of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the following factors, among others, could cause actual results to differ materially from those reflected in any forward-looking statements made by or on behalf of the Company: market acceptance of Company products and services; changing business conditions or technologies and volatility in the semiconductor industry, which could affect demand for the Company’s products and services; the impact of competition; problems with technology; product development schedules; delivery schedules; changes in military or commercial testing specifications which could affect the market for the Company’s products and services; difficulties in profitably integrating acquired businesses, if any, into the Company; risks associated with conducting business internationally and especially in Southeast Asia, including currency fluctuations and devaluation, currency restrictions, local laws and restrictions and possible social, political and economic instability; changes to government policies, potential legislative changes in U.S. and global financial and equity markets, including market disruptions and significant interest rate fluctuations; and other economic, financial and regulatory factors beyond the Company’s control. Other than statements of historical fact, all statements made in this Quarterly Report are forward-looking, including, but not limited to, statements regarding industry prospects, future results of operations or financial position, and statements of our intent, belief and current expectations about our strategic direction, prospective and future financial results and condition. In some cases, you can identify forward-looking statements by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” “believes,” “can impact,” “continue,” or the negative thereof or other comparable terminology. Forward-looking statements involve risks and uncertainties that are inherently difficult to predict, which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions.

Unless otherwise required by law, we undertake no obligation to update forward-looking statements to reflect subsequent events, changed circumstances, or the occurrence of unanticipated events. You are cautioned not to place undue reliance on such forward-looking statements.

-ii-

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	December 31, 2016	June 30, 2016
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$4,336	$3,807
Short-term deposits	658	295
Trade accounts receivable, less allowance for doubtful accounts of $243 and $270	7,577	8,826
Other receivables	316	596
Inventories, less provision for obsolete inventory of $661 and $697	1,666	1,460
Prepaid expenses and other current assets	363	264
Asset held for sale	82	92
Total current assets	14,998	15,340
NON-CURRENT ASSETS:
Deferred tax assets	371	401
Investment properties, net	1,234	1,340
Property, plant and equipment, net	10,290	11,283
Other assets	1,882	1,788
Restricted term deposits	1,921	2,067
Total non-current assets	15,698	16,879
TOTAL ASSETS	$30,696	$32,219

LIABILITIES
CURRENT LIABILITIES:
Lines of credit	$1,419	$2,491
Accounts payable	3,730	2,921
Accrued expenses	2,681	2,642
Income taxes payable	204	230
Current portion of bank loans payable	235	342
Current portion of capital leases	209	235
Total current liabilities	8,478	8,861
NON-CURRENT LIABILITIES:
Bank loans payable, net of current portion	1,454	1,725
Capital leases, net of current portion	398	503
Deferred tax liabilities	237	216
Other non-current liabilities	42	43
Total non-current liabilities	2,131	2,487
TOTAL LIABILITIES	$10,609	$11,348
COMMITMENT AND CONTINGENCIES	-	-

EQUITY
TRIO-TECH INTERNATIONAL’S SHAREHOLDERS' EQUITY:
Common stock, no par value, 15,000,000 shares authorized; 3,513,055 shares issued and outstanding as at December 31, 2016, and June 30, 2016	$10,882	$10,882
Paid-in capital	3,189	3,188
Accumulated retained earnings	3,638	3,025
Accumulated other comprehensive gain-translation adjustments	918	2,162
Total Trio-Tech International shareholders' equity	18,627	19,257
Non-controlling interest	1,460	1,614
TOTAL EQUITY	$20,087	$20,871
TOTAL LIABILITIES AND EQUITY	$30,696	$32,219

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
UNAUDITED (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

	Three Months Ended		Six Months Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2016	2015	2016	2015
Revenue
Manufacturing	$3,320	$3,276	$6,991	$6,416
Testing services	4,070	3,701	8,227	7,484
Distribution	1,675	1,359	2,779	2,334
Others	39	18	78	50
	9,104	8,354	18,075	16,284
Cost of Sales
Cost of manufactured products sold	2,622	2,471	5,417	4,580
Cost of testing services rendered	2,658	2,499	5,472	5,257
Cost of distribution	1,501	1,240	2,492	2,093
Others	29	29	42	61
	6,810	6,239	13,423	11,991

Gross Margin	2,294	2,115	4,652	4,293

Operating Expenses:
General and administrative	1,776	1,599	3,519	3,261
Selling	180	141	365	312
Research and development	52	51	105	97
Loss / (gain) on disposal of property, plant and equipment	8	(4)	8	(4)
Total operating expenses	2,016	1,787	3,997	3,666

Income from Operations	278	328	655	627

Other Income / (Expenses)
Interest expenses	(48)	(51)	(106)	(104)
Other income, net	203	18	313	226
Total other income / (expenses)	155	(33)	207	122

Income from Continuing Operations before Income Taxes	433	295	862	749

Income Tax Expenses	(67)	(86)	(150)	(153)

Income from continuing operations before non-controlling interest, net of tax	366	209	712	596

Discontinued Operations (Note 19)
(Loss) / income from discontinued operations, net of tax	(4)	6	(3)	(4)
NET INCOME	362	215	709	592

Less: net income attributable to non-controlling interest	52	25	96	143
Net Income Attributable to Trio-Tech International Common Shareholder	$310	$190	$613	$449

Amounts Attributable to Trio-Tech International Common Shareholders:
Income from continuing operations, net of tax	316	188	619	452
(Loss) / income from discontinued operations, net of tax	(6)	2	(6)	(3)
Net Income Attributable to Trio-Tech International Common Shareholders	$310	$190	$613	$449

Basic Earnings per Share:
Basic per share from continuing operations attributable to Trio-Tech International	$0.09	$0.05	$0.18	$0.13
Basic earnings per share from discontinued operations attributable to Trio-Tech International	$-	$-	$-	$-
Basic Earnings per Share from Net Income
Attributable to Trio-Tech International	$0.09	$0.05	$0.18	$0.13

Diluted Earnings per Share:
Diluted earnings per share from continuing operations attributable to Trio-Tech International	$0.09	$0.05	$0.17	$0.13
Diluted earnings per share from discontinued operations attributable to Trio-Tech International	$-	$-	$-	$-
Diluted Earnings per Share from Net Income
Attributable to Trio-Tech International	$0.09	$0.05	$0.17	$0.13

Weighted average number of common shares outstanding
Basic	3,513	3,513	3,513	3,513
Dilutive effect of stock options	56	16	39	12
Number of shares used to compute earnings per share diluted	3,569	3,529	3,552	3,525

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNAUDITED (IN THOUSANDS)

	Three Months Ended		Six Months Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2016	2015	2016	2015
Comprehensive Income Attributable to Trio-Tech International Common Shareholders:

Net income	$362	$215	$709	$592
Foreign currency translation, net of tax	(1,094)	22	(1,377)	(1,403)
Comprehensive (Loss) / Income	(732)	237	(668)	(811)
Less: comprehensive (loss) / income attributable to non-controlling interest	(16)	114	(37)	(138)
Comprehensive (Loss) / Income Attributable to Trio-Tech International Common Shareholders	$(716)	$123	$(631)	$(673)

 See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(IN THOUSANDS)

	Common Stock		Additional Paid-in	Accumulated Retained	Accumulated Other Comprehensive	Non- Controlling
	Shares	Amount	Capital	Earnings	Income	Interest	Total
		$	$	$	$	$	$
Balance at June 30, 2015	3,513	10,882	3,087	2,246	2,771	1,736	20,722
Stock option expenses	-	-	101	-	-	-	101
Net income	-	-	-	779	-	282	1,061
Dividend declared by subsidiary	-	-	-	-	-	(181)	(181)
Translation adjustment	-	-	-	-	(609)	(223)	(832)
Balance at June 30, 2016	3,513	10,882	3,188	3,025	2,162	1,614	20,871
Stock option expenses	-	-	1	-	-	-	1
Net income	-	-	-	613	-	96	709
Dividend declared by subsidiary	-	-	-	-	-	(117)	(117)
Translation adjustment	-	-	-	-	(1,244)	(133)	(1,377)
Balance at Dec. 31, 2016	3,513	10,882	3,189	3,638	918	1,460	20,087

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)
UNAUDITED (IN THOUSANDS)

	Six Months Ended
	Dec. 31,	Dec. 31,
	2016	2015
	(Unaudited)	(Unaudited)
Cash Flow from Operating Activities
Net income	$709	$592
Adjustments to reconcile net income to net cash flow provided by operating activities
Depreciation and amortization	916	937
Stock option expenses	1	55
Inventory recovery	(4)	(45)
Bad debt recovery, net	(16)	(6)
Accrued interest expense, net of accrued interest income	95	98
Loss / (Gain) on sale of property, plant and equipment - continued operations	8	(4)
Impairment loss	-	2
Warranty recovery, net	(9)	(14)
Deferred tax provision	51	(14)
Changes in operating assets and liabilities, net of acquisition effect
Trade accounts receivable	1,265	261
Other receivables	280	63
Other assets	(226)	-
Inventories	(275)	(559)
Prepaid expenses and other current assets	(99)	(36)
Accounts payable and accrued liabilities	1,001	71
Income tax payable	(26)	(52)
Net Cash Provided by Operating Activities	3,671	1,349

Cash Flow from Investing Activities
Proceeds from maturing of unrestricted and restricted term deposits and short-term deposits, net	-	63
Investments in restricted and unrestricted deposits	(421)	-
Additions to property, plant and equipment	(764)	(314)
Proceeds from disposal of plant, property and equipment	83	55
Net Cash Used in Investing Activities	(1,102)	(196)

Cash Flow from Financing Activities
Repayment on lines of credit	(4,503)	(4,388)
Proceeds from bank loans and capital leases	3,516	4,428
Dividends paid to non-controlling interest	(117)	-
Repayment of long-term bank loans and capital leases	(371)	(339)
Net Cash Used in by Financing Activities	(1,475)	(299)

Effect of Changes in Exchange Rate	(565)	(195)

NET INCREASE IN CASH AND CASH EQUIVALENTS	529	659
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,807	3,711
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,336	$4,370

Supplementary Information of Cash Flows
Cash paid during the period for:
Interest	$91	$105
Income taxes	$83	$157

Non-Cash Transactions
Capital lease of property, plant and equipment	$49	$192

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT EARNINGS PER SHARE AND NUMBER OF SHARES)

1. ORGANIZATION AND BASIS OF PRESENTATION

Trio-Tech International (“the Company” or “TTI” hereafter) was incorporated in fiscal year 1958 under the laws of the State of California.  TTI provides third-party semiconductor testing and burn-in services primarily through its laboratories in Southeast Asia. In addition, TTI operates testing facilities in the United States.  The Company also designs, develops, manufactures and markets a broad range of equipment and systems used in the manufacturing and testing of semiconductor devices and electronic components. In the second quarter of fiscal year 2017, TTI conducted business in four business segments: Manufacturing, Testing Services, Distribution and Real Estate. TTI has subsidiaries in the U.S., Singapore, Malaysia, Thailand and China as follows:

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
  * 100% owned by Trio-Tech International Pte. Ltd.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  All significant inter-company accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements are presented in U.S. dollars.  The accompanying condensed consolidated financial statements do not include all the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.  Operating results for the six months ended December 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2017.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the fiscal year ended June 30, 2016.

The Company’s operating results are presented based on the translation of foreign currencies using the respective quarter’s average exchange rate.

2.   NEW ACCOUNTING PRONOUNCEMENTS

The amendments in Accounting Standards Update (“ASU”) 2017-01 ASC Topic 805 — 'Business Combinations (“ASC Topic 805”): These amendments clarify the definition of a business. The amendments affect all companies and other reporting organizations that must determine whether they have acquired or sold a business. For public companies, these amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. While early application is permitted, including adoption in an interim period, the Company has not elected to early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s presentation of consolidated financial position or results of operations.

The amendments in Accounting Standards Update (“ASU”) 2016-18 ASC Topic 230 — 'Statement of Cash Flows (“ASC Topic 230”): These amendments provide cash flow statement classification guidance. For public business entities, these amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. While early application is permitted, including adoption in an interim period, the Company has not elected to early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s presentation of consolidated financial position and statement of cash flows.

The amendments in Accounting Standards Update (“ASU”) 2016-17 ASC Topic 810 — Consolidation (“ASC Topic 810”): These amendments require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. For public business entities, these amendments are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods, the Company has not elected to early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

The amendments in Accounting Standards Update (“ASU”) 2016-16 ASC Topic 740 — Income Taxes (“ASC Topic 740”): These amendments require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. For public business entities, these amendments are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. While early application is permitted, including adoption in an interim period, the Company has not elected to early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

The amendments in Accounting Standards Update (“ASU”) 2016-15 ASC Topic 230 —Statement of Cash Flows (“ASC Topic 230”): These amendments provide cashflow statement classification guidance. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. While early application is permitted, including adoption in an interim period, the Company has not elected to early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

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

The amendments in ASU 2016-02 ASC Topic 842: Leases (“ASC Topic 842”) are required to recognize the following for all leases (with the exception of short-term leases) at the commencement date of the applicable lease: (a) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (b) a right-of-use asset, which is as an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. These amendments become effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, for a variety of entities including a public business. While early adoption is permitted, the Company has not elected to early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

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

The Financial Accounting Standards Board (“FASB”) has issued converged standards on revenue recognition. Specifically, the Board has issued ASU 2014-09, ASC Topic 606. ASU 2014-09 affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). ASU 2014-09 will supersede the revenue recognition requirements in ASC Topic 605, Revenue Recognition (“ASC Topic 605”), and most industry-specific guidance. ASU 2014-09 also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of non-financial assets that are not in a contract with a customer (e.g., assets within the scope of ASC Topic 360, Property, Plant, and Equipment, (“ASC Topic 360”), and intangible assets within the scope of Topic 350, Intangibles—Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in ASU 2014-09. For a public entity, the amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. As the new standards, will supersede substantially all existing revenue guidance affecting the Company under GAAP, it could impact revenue and cost recognition on sales across all the Company's business segments. The Company carried out an evaluation of the impact of this standard on its business and found the adoption of this standard should not have a material effect on its Consolidated Financial Statements.

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

Other new pronouncements issued but not yet effective until after December 31, 2016 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

3.   TERM DEPOSITS
	Dec. 31, 2016	June 30, 2016
	(Unaudited)

Short-term deposits	$723	$301
Currency translation effect on short-term deposits	(65)	(6)
Total short-term deposits	658	295
Restricted term deposits	2,070	2,085
Currency translation effect on restricted term deposits	(149)	(18)
Total restricted term deposits	1,921	2,067
Total Term deposits	$2,579	$2,362

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

Senior management reviews accounts receivable on a periodic basis to determine if any receivables potentially will be uncollectible. Management includes any accounts receivable balances that are determined to be uncollectible in the allowance for doubtful accounts. After all reasonable attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, management believed the allowance for doubtful accounts as of December 31, 2016, and June 30, 2016 was adequate.

The following table represents the changes in the allowance for doubtful accounts:

	Dec. 31, 2016	June 30, 2016
	(Unaudited)
Beginning	$270	$313
Additions charged to expenses	65	21
Recovered / write-off	(80)	(48)
Currency translation effect	(12)	(16)
Ending	$243	$270

5.   LOANS RECEIVABLE FROM PROPERTY DEVELOPMENT PROJECTS

The following table presents Trio-Tech (Chongqing) Co. Ltd (“TTCQ”)’s loan receivable from property development projects in China as of December 31, 2016. The exchange rate is based on the date published by the Monetary Authority of Singapore as of March 31, 2015, since the net loan receivable was “nil” as at December 31, 2016.

	Loan Expiry Date	Loan Amount (RMB)	Loan Amount (U.S. Dollars)
Short-term loan receivables
JiangHuai (Project – Yu Jin Jiang An)	May 31, 2013	2,000	325
Less: allowance for doubtful receivables		(2,000)	(325)
Net loan receivables from property development projects		-	-

Long-term loan receivables
Jun Zhou Zhi Ye	Oct 31, 2016	5,000	814
Less: transfer – down-payment for purchase of investment property		(5,000)	(814)
Net loan receivables from property development projects		-	-

The following table presents TTCQ’s loan receivable from property development projects in China as of June 30, 2016. The exchange rate is based on the date published by the Monetary Authority of Singapore as of March 31, 2015, since the net loan receivable was “nil” as at June 30, 2016.

	Loan Expiry Date	Loan Amount (RMB)	Loan Amount (U.S. Dollars)
Short-term loan receivables
JiangHuai (Project – Yu Jin Jiang An)	May 31, 2013	2,000	325
Less: allowance for doubtful receivables		(2,000)	(325)
Net loan receivables from property development projects		-	-

Long-term loan receivables
Jun Zhou Zhi Ye	Oct 31, 2016	5,000	814
Less: transfer – down-payment for purchase of investment property		(5,000)	(814)
Net loan receivables from property development projects		-	-

On November 1, 2010, TTCQ entered into a Memorandum Agreement with JiangHuai Property Development Co. Ltd. (“JiangHuai”) to invest in their property development projects (Project - Yu Jin Jiang An) located in Chongqing City, China. Due to the short-term nature of the investment, the amount was classified as a loan based on ASC Topic 310-10-25 Receivables, amounting to Renminbi (“RMB”) 2,000, or approximately $325. The loan was renewed, but expired on May 31, 2013. TTCQ is in the legal process of recovering the outstanding amount of $325. TTCQ did not generate other income from JiangHuai for the quarter ended December 31, 2016, or for the fiscal year ended June 30, 2016. Based on TTI’s financial policy, a provision for doubtful receivables of $325 on the investment in JiangHuai was recorded during the second quarter of fiscal 2014 based on TTI’s financial policy.

On November 1, 2010, TTCQ entered into a Memorandum Agreement with JiaSheng Property Development Co. Ltd. (“JiaSheng”) to invest in their property development projects (Project B-48 Phase 2) located in Chongqing City, China. Due to the short-term nature of the investment, the amount was classified as a loan based on ASC Topic 310, amounting to RMB 5,000, or approximately $814 based on the exchange rate as at March 31, 2015 published by the Monetary Authority of Singapore. The amount was unsecured and repayable at the end of the term. The loan was renewed in November 2011 for a period of one year, which expired on October 31, 2012 and was again renewed in November 2012 and expired in November 2013. On November 1, 2013, the loan was transferred by JiaSheng to, and is now payable by, Chong Qing Jun Zhou Zhi Ye Co. Ltd. (“Jun Zhou Zhi Ye”), and the transferred agreement expired on October 31, 2016. Prior to the second quarter of fiscal year 2015, the loan receivable was classified as a long-term receivable. The book value of the loan receivable approximates its fair value. In the second quarter of fiscal year 2015, the loan receivable was transferred to down payment for purchase of investment property that is being developed in the Singapore Themed Resort Project (see Note 8).

6.  INVENTORIES

Inventories consisted of the following:

	Dec. 31, 2016	June 30, 2016
	(Unaudited)

Raw materials	$1,025	$967
Work in progress	1,201	909
Finished goods	207	279
Less: provision for obsolete inventory	(661)	(697)
Currency translation effect	(106)	2
	$1,666	$1,460

 The following table represents the changes in provision for obsolete inventory:

	Dec. 31, 2016	June 30, 2016
	(Unaudited)

Beginning	$697	$764
Additions charged to expenses	-	22
Usage - disposition	(4)	(86)
Currency translation effect	(32)	(3)
Ending	$661	$697

7. ASSET HELD FOR SALE

During the fourth quarter of 2015, the operations in Malaysia planned to sell its factory building in Penang, Malaysia. In May 2015, Trio-Tech Malaysia was approached by a potential buyer to purchase the factory building. Negotiation is still ongoing and is subject to approval by Penang Development Corporation. In accordance with ASC Topic 360, during fiscal year 2015, the property was reclassified from investment property, which had a net book value of RM 371, or approximately $92, to assets held for sale, since there was an intention to sell the factory building. The net book values of the building were RM371, or approximately $82, for three month ended December 31, 2016 and RM 371, or approximately $92, for year ended June 30, 2016.

8. INVESTMENTS

Investments were nil as at December 31, 2016 and June 30, 2016.

During the second quarter of fiscal year 2011, the Company entered into a joint venture agreement with JiaSheng to develop real estate projects in China. The Company invested RMB 10,000, or approximately $1,606 based on the exchange rate as of March 31, 2014, published by the Monetary Authority of Singapore, for a 10% interest in the newly formed joint venture, which was incorporated as a limited liability company, Chong Qing Jun Zhou Zhi Ye Co. Ltd. (the “joint venture”), in China. The agreement stipulated that the Company would nominate two of the five members of the Board of Directors of the joint venture and had the ability to assign two members of management to the joint venture. The agreement also stipulated that the Company would receive a fee of RMB 10,000, or approximately $1,606 based on the exchange rate as of March 31, 2014, published by the Monetary Authority of Singapore, for the services rendered in connection with obtaining priority to bid in certain real estate projects from the local government. Upon signing of the agreement, JiaSheng paid the Company RMB 5,000 in cash, or approximately $803 based on the exchange rate published by the Monetary Authority of Singapore as of March 31, 2014. The remaining RMB 5,000, which was not recorded as a receivable as the Company considered the collectability uncertain, would be paid over 72 months commencing in 36 months from the date of the agreement when the joint venture secured a property development project stated inside the joint venture agreement. The Company considered the RMB 5,000, or approximately $803 based on the exchange rate as of March 31, 2014, published by the Monetary Authority of Singapore, received in cash from JiaSheng, the controlling venturer in the joint venture, as a partial return of the Company’s initial investment of RMB10,000, or approximately $1,606 based on the exchange rate as of March 31, 2014, published by the Monetary Authority of Singapore. Therefore, the RMB 5,000 received in cash was offset against the initial investment of RMB 10,000, resulting in a net investment of RMB 5,000 as of March 31, 2014. The Company further reduced its investments by RMB 137, or approximately $22, towards the losses from operations incurred by the joint venture, resulting in a net investment of RMB 4,863, or approximately $781 based on exchange rates published by the Monetary Authority of Singapore as of March 31, 2014.

“Investments” in the real estate segment were the cost of an investment in a joint venture in which we had a 10% interest. During the second quarter of fiscal year 2014, TTCQ disposed of its 10% interest in the joint venture. The joint venture had to raise funds for the development of the project. As a joint-venture partner, TTCQ was required to stand guarantee for the funds to be borrowed; considering the amount of borrowing, the risk involved was higher than the investment made and hence TTCQ decided to dispose of the 10% interest in the joint venture investment. On October 2, 2013, TTCQ entered into a share transfer agreement with Zhu Shu. Based on the agreement, the purchase price was to be paid by (1) RMB 10,000 worth of commercial property in Chongqing China, or approximately $1,634 based on exchange rates published by the Monetary Authority of Singapore as of October 2, 2013, by non-monetary consideration and (2) the remaining RMB 8,000, or approximately $1,307 based on exchange rates published by the Monetary Authority of Singapore as of October 2, 2013, by cash consideration. The consideration consisted of (1) commercial units measuring 668 square meters to be delivered in June 2016 and (2) sixteen quarterly equal installments of RMB500 per quarter commencing from January 2014. Based on ASC Topic 845 Non-monetary Consideration, the Company deferred the recognition of the gain on disposal of the 10% interest in joint venture investment until such time that the consideration is paid, so that the gain can be ascertained. The recorded value of the disposed investment amounting to $783, based on exchange rates published by the Monetary Authority of Singapore as of June 30, 2014, is classified as “other assets” under non-current assets, because it is considered a down payment for the purchase of the commercial property in Chongqing. TTCQ performed a valuation on a certain commercial unit and its market value was higher than the carrying amount. The first three installments, amounting RMB 500 each due in January 2014, April 2014 and July 2014 were all outstanding until the date of disposal of the investment in the joint venture. Out of the outstanding RMB 8,000, TTCQ had received RMB 100 during May 2014.

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

The shop lots are to be delivered to TTCQ upon completion of the construction of the shop lots in the Singapore Themed Resort Project. The initial targeted date of completion was December 31, 2016. Based on discussions with the developers, the completion date is estimated to be December 31, 2018.

The share transfer (10% interest in the joint venture) was registered with the relevant authorities in China during October 2016.

9.   INVESTMENT PROPERTIES

The following table presents the Company’s investment in properties in China as of December 31, 2016. The exchange rate is based on the exchange rate as of December 30, 2016, published by the Monetary Authority of Singapore.

	Investment Date	Investment Amount (RMB)	Investment Amount (U.S. Dollars)
Purchase of rental property – Property I - MaoYe	Jan 04, 2008	5,554	894
Purchase of rental property – Property II - JiangHuai	Jan 06, 2010	3,600	580
Purchase of rental property – Property III - Fu Li	Apr 08, 2010	4,025	648
Currency translation		-	(225)
Gross investment in rental property		13,179	1,897
Accumulated depreciation on rental property	Dec 31, 2016	(4,608)	(663)
Net investment in property – China		8,571	1,234

The following table presents the Company’s investment in properties in China as of June 30, 2016. The exchange rate is based on the exchange rate as of June 30, 2016, published by the Monetary Authority of Singapore.
	Investment Date	Investment Amount (RMB)	Investment Amount (U.S. Dollars)
Purchase of rental property – Property I - MaoYe	Jan 04, 2008	5,554	894
Purchase of rental property – Property II - JiangHuai	Jan 06, 2010	3,600	580
Purchase of rental property – Property III - Fu Li	Apr 08, 2010	4,025	648
Currency translation		-	(139)
Gross investment in rental property		13,179	1,983
Accumulated depreciation on rental property	Jun 30, 2016	(4,278)	(643)
Net investment in property – China		8,901	1,340

The following table presents the Company’s investment properties in Malaysia as of December 31, 2016. The exchange rate is based on the exchange rate as of June 30, 2015, published by the Monetary Authority of Singapore.

	Investment Date	Investment Amount (RM)	Investment Amount (U.S. Dollars)
Reclassification of rental property – Penang Property I	Dec 31, 2012	681	181
Gross investment in rental property		681	181
Accumulated depreciation on rental property	June 30, 2015	(310)	(83)
Reclassified as “Assets held for sale”	June 30, 2015	(371)	(98)
Net investment in property – Malaysia		-	-

The following table presents the Company’s investment properties in Malaysia as of June 30, 2016. The exchange rate is based on the exchange rate as of June 30, 2015, published by the Monetary Authority of Singapore.

	Investment Date	Investment Amount (RM)	Investment Amount (U.S. Dollars)
Reclassification of rental property – Penang Property I	Dec 31, 2012	681	181
Gross investment in rental property		681	181
Accumulated depreciation on rental property	June 30, 2015	(310)	(83)
Reclassified as “Assets held for sale”	June 30, 2015	(371)	(98)
Net investment in property – Malaysia		-	-

Rental Property I – MaoYe

In fiscal 2008, TTCQ purchased an office in Chongqing, China from MaoYe Property Ltd. (“MaoYe”), for a total cash purchase price of RMB 5,554, or approximately $894. TTCQ rented this property to a third party on July 13, 2008. The term of the rental agreement was five years. The rental agreement was renewed on July 16, 2014 for a further period of five years. The rental agreement provides for a rent increase of 8% every year after July 15, 2015 through July 15, 2018. However, this rental agreement (1,104 square meters at a monthly rental of RMB 39, or approximately $6) was terminated on July 31, 2015. TTCQ identified a new tenant and signed a new rental agreement (653 square meters at a monthly rental of RMB 39, or approximately $6) on August 1, 2015. This rental agreement provides for a rent increase of 5% every year on January 31, commencing with 2017 until the rental agreement expires on July 31, 2020. TTCQ signed a new rental agreement (451 square meters at a monthly rental of RMB 27, or approximately $4) on January 29, 2016. This rental agreement provides for a rent increase of 5% every year on February 28, commencing with 2017 until the rental agreement expires on February 28, 2019.

Property purchased from MaoYe generated a rental income of $26 and $52 for the three and six months ended December 31, 2016, respectively, and $6 and $28 for the same periods in the last fiscal year, respectively.

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

Property purchased from JiangHuai did not generate any rental income during the three and six months ended December 31, 2016 and 2015.

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

Properties purchased from Fu Li were rented to a third party effective fourth quarter of fiscal year 2012 and generated a rental income of $13 and $26 for the three and six months ended December 31, 2016, respectively, while it generated a rental income of $12 and $22, respectively, for the same periods in the last fiscal year.

Penang Property I
During the fourth quarter of 2015, the operations in Malaysia planned to sell its factory building in Penang, Malaysia. In accordance to ASC Topic 360, the property was reclassified from investment property, which had a net book value of RM 371, or approximately $98, to assets held for sale since there was an intention to sell the factory building. In May 2015, Trio-Tech (Malaysia) Sdn. Bhd. (“TTM”) was approached by a potential buyer to purchase the factory building. On September 14, 2015, application to sell the property was rejected by Penang Development Corporation (“PDC”). The rejection was based on the business activity of the purchaser not being suitable to the industry that is being promoted on the said property. PDC made an offer to purchase the property, which was not at the expected value and the offer expired on March 28, 2016. However, management is still actively looking for a suitable buyer. As of December 31, 2016, the net book value was RM 369, or approximately $82.
Summary
Total rental income for all investment properties in China was $39 and $78 for the three and six months ended December 31, 2016, respectively, and was $18 and $50, respectively, for the same periods in the last fiscal year.

Rental income from the Penang property was nil for both the three and six months ended December 31, 2016 and 2015, as the property in Penang, Malaysia was vacant at the date of this report. In the fourth quarter of fiscal year 2015, the Penang property was reclassified from investment property to assets held for sale.

Depreciation expenses for all investment properties in China were $24 and $47 for the three and six months ended December 31, 2016, respectively, and were $26 and $52, respectively, for the same periods in the last fiscal year.

10. OTHER ASSETS

Other assets consisted of the following:
	Dec. 31, 2016	June 30, 2016
	(Unaudited)
Down-payment for purchase of investment properties	$1,645	$1,645
Down-payment for purchase of property, plant and equipment	291	113
Deposits for rental and utilities	139	138
Currency translation effect	(193)	(108)
Total	$1,882	$1,788

11. LINES OF CREDIT

The carrying value of the Company’s lines of credit approximates its fair value because the interest rates associated with the lines of credit are adjustable in accordance with market situations when the Company borrowed funds with similar terms and remaining maturities.

As of December 31, 2016, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Expiration	Credit	Unused
Facility	Facility	Rate	Date	Limitation	Credit
Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Ranging from 1.6% to 5.5%	-	$4,626	3,495
Trio-Tech (Malaysia) Sdn. Bhd.	Lines of Credit	Ranging from 6.3% to 6.7%	-	$702	702
Trio-Tech (Tianjin) Co., Ltd.	Lines of Credit	Ranging from 4.9% to 6.3%	-	$720	432

As of June 30, 2016, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Expiration	Credit	Unused
Facility	Facility	Rate	Date	Limitation	Credit
Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Ranging from 1.6% to 5.5%	-	$5,745	$3,856
Trio-Tech (Malaysia) Sdn. Bhd.	Lines of Credit	Ranging from 6.3% to 6.7%	-	$783	$783
Trio-Tech (Tianjin) Co., Ltd.	Lines of Credit	Ranging from 4.9% to 6.3%	-	$1,204	$602

12. ACCRUED EXPENSES

Accrued expenses consisted of the following:
	Dec. 31, 2016	June 30, 2016
	(Unaudited)
Payroll and related costs	$1,354	$1,311
Commissions	106	47
Customer deposits	166	91
Legal and audit	194	297
Sales tax	92	110
Utilities	128	115
Warranty	67	78
Accrued purchase of materials and property, plant and equipment	89	50
Provision for re-instatement	295	308
Other accrued expenses	339	331
Currency translation effect	(149)	(96)
Total	$2,681	$2,642

13.   WARRANTY ACCRUAL

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

	Dec. 31, 2016	June 30, 2016
	(Unaudited)
Beginning	$76	$103
Additions charged to cost and expenses	16	80
Utilization / reversal	(25)	(105)
Currency translation effect	(5)	(2)
Ending	$62	$76

14.   BANK LOANS PAYABLE

 Bank loans payable consisted of the following:
	Dec. 31, 2016	June 30, 2016
	(Unaudited)
Note payable denominated in RM to a commercial bank for expansion plans in Malaysia, maturing in August 2024, bearing interest at the bank’s prime rate plus 1.50% (5.25% and 5.45% at December 31, 2016 and June 30, 2016) per annum, with monthly payments of principal plus interest through August 2024, collateralized by the acquired building with a carrying value of $2,577 and 2,898, as at December 31, 2016 and June 30, 2016, respectively.	1,825	2,052

Note payable denominated in U.S. dollars to a commercial bank for expansion plans in Singapore and its subsidiaries, maturing in March 2017, bearing interest at the bank’s lending rate (7.5% for both December 31, 2016 and June 30, 2016) with monthly payments of principal plus interest through April 2017. This note payable is secured by plant and equipment with a carrying value of $259 and 294, as at December 31, 2016 and June 30, 2016, respectively.	61	154

Total Bank loans payable	1,886	2,206

Current portion of bank loan payable	261	352
Currency translation effect on current portion of bank loan	(26)	(10)
Current portion of bank loan payable	235	342
Long term portion of bank loan payable	1,625	1,854
Currency translation effect on long-term portion of bank loan	(171)	(129)
Long term portion of bank loans payable	$1,454	$1,725

Future minimum payments (excluding interest) as at December 31, 2016 were as follows:

2017	$235
2018	189
2019	199
2020	209
2021	221
Thereafter	636
Total obligations and commitments	$1,689

Future minimum payments (excluding interest) as at June 30, 2016 were as follows:

2017	$342
2018	204
2019	215
2020	226
2021	239
Thereafter	841
Total obligations and commitments	$2,067

15.   COMMITMENTS AND CONTINGENCIES

TTM has capital commitments for the purchase of equipment and other related infrastructure costs amounting to RM 1,697, or approximately $378, based on the exchange rate as at December 30, 2016 published by the Monetary Authority of Singapore, as compared to the capital commitment as at June 30, 2016 amounting to RM 1,153, or approximately $287.

Trio-Tech (Tianjin) Co. Ltd. in China has capital commitments for the purchase of equipment and other related infrastructure costs amounting to RMB 2,819, or approximately $406, based on the exchange rate as on December 30, 2016 published by the Monetary Authority of Singapore, as compared to the capital commitment as at June 30, 2016 amounting to RMB 597, or approximately $93.

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

16.   BUSINESS SEGMENTS

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

All inter-segment revenue was from the manufacturing segment to the testing and distribution segments. Total inter-segment revenue was $20 and $302 for the three and six months ended December 31, 2016, respectively, as compared to $29 and $144, respectively, for the same periods in the last fiscal year.  Corporate assets mainly consisted of cash and prepaid expenses. Corporate expenses mainly consisted of stock option expenses, salaries, insurance, professional expenses and directors' fees. Corporate expenses are allocated to the four segments. The following segment information table includes segment operating income or loss after including the corporate expenses allocated to the segments, which gets eliminated in the consolidation.

The following segment information is unaudited for the six months ended December 31:

Business Segment Information:

	Six months Ended Dec. 31	Net Revenue	Operating Income/ (Loss)	Total Assets	Depr and Amort.	Capital Expenditures

Manufacturing	2016	$6,991	$(322)	$8,114	$99	$78
	2015	$6,416	$371	$5,870	$107	$19

Testing Services	2016	8,227	790	18,325	765	686
	2015	7,484	360	20,285	777	295

Distribution	2016	2,779	134	651	2	-
	2015	2,334	70	803	-	-

Real Estate	2016	78	(6)	3,147	50	-
	2015	50	(70)	3,424	53	-

Fabrication *	2016	-	-	29	-	-
Services	2015	-	-	28	-	-

Corporate &	2016	-	59	430	-	-
Unallocated	2015	-	(104)	80	-	-

Total Company	2016	$18,075	$655	$30,696	$916	$764
	2015	$16,284	$627	$30,490	$937	$314

The following segment information is unaudited for the three months ended December 31:

Business Segment Information:

	Three months Ended Dec. 31	Net Revenue	Operating Income/ (Loss)	Total Assets	Depr and Amort.	Capital Expenditures

Manufacturing	2016	$3,320	$(229)	$8,114	$49	$67
	2015	$3,276	$129	$5,870	$53	$2

Testing Services	2016	4,070	388	18,325	377	336
	2015	3,701	282	20,285	374	58

Distribution	2016	1,675	100	651	1	-
	2015	1,359	51	803	-	-

Real Estate	2016	39	(8)	3,147	25	-
	2015	18	(46)	3,424	26	-

Fabrication *	2016	-	-	29	-	-
Services	2015	-	-	28	-	-

Corporate &	2016	-	27	430	-	-
Unallocated	2015	-	(88)	80	-	-

Total Company	2016	$9,104	$278	$30,696	$452	$403
	2015	$8,354	$328	$30,490	$453	$60

 * Fabrication services is a discontinued operation (Note 19).

17. OTHER INCOME, NET

Other income / (expenses) consisted of the following:

	Three Months Ended		Six Months Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2016	2015	2016	2015
	Unaudited	Unaudited	Unaudited	Unaudited
Interest income	8	4	12	7
Other rental income	25	24	50	48
Exchange gain / (loss)	120	(92)	182	92
Other miscellaneous income	50	82	69	79
Total	$203	$18	$313	$226

18.  INCOME TAX

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

The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of ASC Topic 740 Income Tax. The Company had an income tax expense of $67 and $150 for the three and six months ended December 31, 2016, respectively, as compared to income tax expense of $86 and $153, respectively, for the same periods in the last fiscal year. The decrease in income tax expenses was mainly due to higher incomes generated by the subsidiaries which has carry forward tax losses which was partially offset by increase in deferred tax for timing differences recorded by Singapore and Malaysia operation.

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

The income tax expenses included withholding tax held by related companies that were not recoverable from the Inland Revenue Board in Singapore.

The Company accrues penalties and interest related to unrecognized tax benefits when necessary as a component of penalties and interest expenses, respectively. The Company had not accrued any penalties or interest expenses relating to unrecognized benefits at December 31, 2016 and June 30, 2016.

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

In January 2010, the Company established a restructuring plan to close the Testing operation in Shanghai, China. Based on the restructuring plan and in accordance with ASC Topic 205, the Company presented the operation results from Shanghai as a discontinued operation as the Company believed that no continued cash flow would be generated by the discontinued component (Shanghai subsidiary) and that the Company would have no significant continuing involvement in the operations of the discontinued component. The Shanghai operation has an outstanding balance of accounts payable of $34 and is collecting the accounts receivable of $1.

The discontinued operations in Shanghai and in Indonesia incurred general and administrative expenses of $1 for both three and six months ended December 31, 2016, and $2 for both the same periods in the last fiscal year. The Company anticipates that it may incur additional costs and expenses when the winding up of the business of the subsidiary through which the facilities operated takes place. Management has assessed the costs and expenses to be immaterial, thus no accrual has been made.

Income / (loss) from discontinued operations was as follows:
	Three Months Ended		Six Months Ended
	Dec. 31, 2016	Dec. 31, 2015	Dec. 31, 2016	Dec. 31, 2015
	Unaudited	Unaudited	Unaudited	Unaudited

Revenue	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross margin	-	-	-	-

Operating expenses:
General and administrative	1	2	1	2
Total	1	2	1	2

Loss from discontinued operations	(1)	(2)	(1)	(2)

Other income / (expenses)	(3)	8	(2)	(2)

Income / (loss) from discontinued operations	$(4)	$6	$(3)	$(4)

The Company does not provide a separate cash flow statement for the discontinued operation, as the impact of the discontinued operation was immaterial.

20.   EARNINGS PER SHARE

The Company adopted ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) are computed by dividing net income available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period.  Diluted EPS give effect to all dilutive potential common shares outstanding during a period.  In, computing diluted EPS, the average price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options and warrants.

As of December 31, 2016, there were 455,000 stock options outstanding, of which 125,000 stock options with exercise prices ranging from $3.62 to $3.81 per share were excluded in the computation of diluted EPS because they were anti-dilutive.

As of December 31, 2015, there were 315,000 stock options outstanding, of which 200,000 stock options with exercise prices ranging from $3.10 to $3.81 per share were excluded in the computation of diluted EPS because they were anti-dilutive.

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted EPS for the years presented herein:

	Three Months Ended		Six Months Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Income attributable to Trio-Tech International common shareholders from continuing operations, net of tax	$316	$188	$619	$452
(Loss) / income attributable to Trio-Tech International common shareholders from discontinued operations, net of tax	(6)	2	(6)	(3)
Net Income Attributable to Trio-Tech International Common Shareholders	$310	$190	$613	$449

Weighted average number of common shares outstanding - basic	3,513	3,513	3,513	3,513

Dilutive effect of stock options	56	16	39	12
Number of shares used to compute earnings per share - diluted	3,569	3,529	3,552	3,525

Basic earnings per share from continuing operations attributable to Trio-Tech International	$0.09	0.05	0.18	0.13
Basic earnings per share from discontinued operations attributable to Trio-Tech International	-	-	-	-
Basic earnings per share from net income attributable to Trio-Tech International	$0.09	$0.05	$0.18	$0.13

Diluted earnings per share from continuing operations attributable to Trio-Tech International	$0.09	0.05	0.17	0.13
Diluted earnings per share from discontinued operations attributable to Trio-Tech International	-	-	-	-
Diluted earnings per share from net income attributable to Trio-Tech International	$0.09	$0.05	$0.17	$0.13

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

Assumptions

The fair value for the options granted were estimated using the Black-Scholes option pricing model with the following weighted average assumptions, assuming no expected dividends:

	Six Months Ended December 31,
	2016	2015

Expected volatility	62.05% to 104.94%	62.05% to 104.94%
Risk-free interest rate	0.30% to 0.78%	0.30% to 0.78%
Expected life (years)	2.50	2.50

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

The Company did not grant any options pursuant to the 2007 Employee Plan during the six months ended December 31, 2016. There were no options exercised during the six months ended December 31, 2016. The Company recognized stock-based compensation expenses of $1 in the six months ended December 31, 2016 under the 2007 Employee Plan. The balance unamortized stock-based compensation of $3 based on fair value on the grant date related to options granted under the 2007 Employee Plan is to be recognized over a period of three years. The weighted-average remaining contractual term for non-vested options was 4.22 years.

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

As of December 31, 2016, there were vested employee stock options covering a total of 60,000 shares of Common Stock. The weighted-average exercise price was $3.26 and the weighted average contractual term was 2.26 years. The total fair value of vested employee stock options was $195 and remains outstanding as of December 31, 2016.

As of December 31, 2015, there were vested employee stock options covering a total of 41,250 shares of Common Stock. The weighted-average exercise price was $3.29 and the weighted average contractual term was 2.86 years. The total fair value of vested employee stock options was $136 and remains outstanding as of December 31, 2015.

A summary of option activities under the 2007 Employee Plan during the six-month period ended December 31, 2016 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2016	90,000	$3.26	3.42	$30
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2016	90,000	$3.26	2.91	$10
Exercisable at December 31, 2016	60,000	$3.26	2.26	$8

A summary of option activities under the 2007 Employee Plan during the six-month period ended December 31, 2015 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2015	130,000	$3.93	1.57	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	(80,000)	4.35	-	-
Outstanding at December 31, 2015	50,000	$3.26	2.87	$-
Exercisable at December 31, 2015	41,250	$3.29	2.86	$-

A summary of the status of the Company’s non-vested employee stock options during the six months ended December 31, 2016 is presented below:
	Options	Weighted Average Grant-Date Fair Value

Non-vested at July 1, 2016	38,750	$3.22
Granted	-	-
Vested	(8,750)	3.10
Forfeited	-	-
Non-vested at December 31, 2016	30,000	$3.26

A summary of the status of the Company’s non-vested employee stock options during the six months ended December 31, 2015 is presented below:
	Options	Weighted Average Grant-Date Fair Value

Non-vested at July 1, 2015	17,500	$1.69
Granted	-	-
Vested	(8,750)	(1.69)
Forfeited	-	-
Non-vested at December 31, 2015	8,750	$1.69

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

During the first two quarters of fiscal year 2017, the Company did not grant any options pursuant to the 2007 Directors Plan. There were no stock options exercised during the six-month period ended December 31, 2016. The Company did not recognize any stock-based compensation expenses during the six months ended December 31, 2016.

On October 5, 2015, the Company granted options to purchase 50,000 shares of its Common Stock to directors pursuant to the 2007 Directors Plan with an exercise price equal to the fair market value of Common Stock (as defined under the 2007 Directors Plan in conformity with Regulation 409A or the Internal Revenue Code of 1986, as amended) at the date of grant. The fair value of the options granted to purchase 50,000 shares of the Company’s Common Stock was approximately $51 based on the fair value of $2.69 per share determined by the Black Scholes option pricing model. As all of the stock options granted under the 2007 Directors Plan vest immediately at the date of grant, there were no unvested stock options granted under the 2007 Directors Plan as of December, 31, 2016. No stock options were exercised during the six months ended December 31, 2015.

A summary of option activities under the 2007 Directors Plan during the six months ended December 31, 2016 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2016	415,000	$3.14	3.29	$198
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	(50,000)	2.30	-	-
Outstanding at December 31, 2016	365,000	$3.25	3.18	$68
Exercisable at December 31, 2016	365,000	$3.25	3.18	$68

A summary of option activities under the 2007 Directors Plan during the six months ended December 31, 2015 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2015	365,000	$3.65	1.99	$53
Granted	50,000	2.69	-	-
Exercised	-	-	-	-
Forfeited or expired	(150,000)	4.35	-	-
Outstanding at December 31, 2015	265,000	$3.07	2.98	$40
Exercisable at December 31, 2015	265,000	$3.07	2.98	$40

 22.  FAIR VALUE OF FINANCIAL INSTRUMENTS APPROXIMATE CARRYING VALUE

In accordance with the ASC Topic 825, the following presents assets and liabilities measured and carried at fair value and classified by level of the following fair value measurement hierarchy in accordance to ASC 820:

There were no transfers between Levels 1 and 2 during the three and six months ended December 31, 2016 and 2015.

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

TTI generated approximately 99.6% of its revenue from its three core business segments in the test and measurement industry, i.e. manufacturing of test equipment, testing services and distribution of test equipment during the three months ended December 31, 2016. To reduce our risks associated with sole industry focus and customer concentration, the Company expanded its business into the real estate investment and oil and gas equipment fabrication businesses in 2007 and 2009, respectively. The Company’s Indonesia operation and the Indonesia operation’s immediate holding company, which comprised the fabrication services segment, suffered continued operating losses since it commenced its operations, and the cash flow was minimal in the past years. The Company established a restructuring plan to close the fabrication services operation, and in accordance with ASC Topic 205, Presentation of Financial Statement Discontinued Operations (“ASC Topic 205”), the Company presented the operation results from fabrication services as a discontinued operation. The Real Estate segment contributed only 0.4% to the total revenue and has been insignificant since the property market in China has slowed down due to control measures in China.

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

Second Quarter Fiscal 2017 Highlights

●
Total revenue increased by $750, or 9.0%, to $9,104 for the second quarter of fiscal 2017, as compared to $8,354 for the same period in fiscal 2016.
●
Manufacturing segment revenue increased by $44, or 1.3%, to $3,320 for the second quarter of fiscal 2017, as compared to $3,276 for the same period in fiscal 2016.
●
Testing segment revenue increased by $369, or 10.0%, to $4,070 for the second quarter of fiscal 2017, as compared to $3,701 for the same period in fiscal 2016.
●
Distribution segment revenue increased by $316, or 23.3%, to $1,675 for the second quarter of fiscal 2017, as compared to $1,359 for the same period in fiscal 2016.
●
Real estate segment revenue increased by $21, or 116.7%, to $39 for the second quarter of fiscal 2017, as compared to $18 for the same period in fiscal 2016.
●
Gross profit margin in absolute dollars increased by $179, or 8.5%, to $2,294 for the second quarter of fiscal 2017, as compared to $2,115 for the same period in fiscal 2016.
●
The overall gross profit margin decreased by 0.1% to 25.2% for the second quarter of fiscal 2017, from 25.3% for the same period in fiscal 2016.
●
Income from operations for the second quarter of fiscal 2017 was $278, a decrease of $50 or 15.2%, as compared to $328 for the same period in fiscal 2016.
●
General and administrative expenses increased by $177, or 11.1%, to $1,776 for the second quarter of fiscal year 2017, from $1,599 for the same period in fiscal year 2016.
●
Selling expenses increased by $39, or 27.7%, to $180 for the second quarter of fiscal year 2017, from $141 for the same period in fiscal year 2016.
●
Other income increased by $185 to $203 in the second quarter of fiscal year 2017 compared to $18 in the same period in fiscal year 2016.
●
Tax expense for the second quarter of fiscal year 2017 was $67, a decrease of $19, as compared to $86 in the same period in fiscal year 2016.
●
During the second quarter of fiscal year 2017, income from continuing operations before non-controlling interest, net of tax was $366, an increase of $157, as compared to $209 for the same period in fiscal year 2016.
●
Net income attributable to non-controlling interest for the second quarter of fiscal year 2017 was $52, as compared to $25 in the same period in fiscal year 2016.
●
Working capital increased by $41, or 0.6%, to $6,520 as of December 31, 2016, compared to $6,479 as of June 30, 2016.
●
Earnings per share for the three months ended December 31, 2016 was $0.09, an increase of $0.04, as compared to $0.05 for the same period in fiscal year 2016.
●
Total assets decreased by $1,523 or 4.7% to $30,696 as of December 31, 2016, compared to $32,219 as of June 30, 2016,
●
Total liabilities decreased by $739 or 6.5% to $10,609 as of December 31, 2016, compared to $11,348 as of June 30, 2016.

Results of Operations and Business Outlook

The following table sets forth our revenue components for the three and six months ended December 31, 2016 and 2015, respectively.

	Three Months Ended		Six Months Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2016	2015	2016	2015

Manufacturing	36.5%	39.2%	38.7%	39.4%
Testing Services	44.7	44.3	45.5	46.0
Distribution	18.4	16.3	15.4	14.3
Real Estate	0.4	0.2	0.4	0.3

Total	100.0%	100.0%	100.0%	100.0%

Revenue for the three months and six months ended December 31, 2016 was $9,104 and $18,075, respectively, an increase of $750 and $1,791, respectively, when compared to the revenue for the same periods of the prior fiscal year. As a percentage, revenue increased by 9.0% and 11.0% for the three and six months ended December 31, 2016, respectively, when compared to total revenue for the same periods of the prior year.

For the three months ended December 31, 2016, the $750 increase in overall revenue was primarily due to
●
an increase in the manufacturing segment in the Singapore and Suzhou, China, operations,
●
an increase in the testing segment in the Singapore, Malaysia and Bangkok, Thailand operations,
●
an increase in the distribution segment in the Singapore, Malaysia and Suzhou, China, operations and
●
an increase in the real estate segment in China.

These increases were partially offset by the
●
decrease in revenue in the manufacturing segment in the U.S. operations and
●
decrease in the testing segment in China operations.

For the six months ended December 31, 2016, the $1,791 increase in overall revenue was primarily due to
●
an increase in the manufacturing segment in Singapore operations,
●
an increase in the testing segment in the Singapore, Malaysia and Bangkok, Thailand operations,
●
an increase in the distribution segment in the Singapore and Suzhou, China operations and
●
an increase in the real estate segment in China.

These increases were partially offset by the
●
decrease in revenue in the manufacturing segment in the U.S. operations and
●
decrease in the testing segment in China operations.

Revenue into and within China, the Southeast Asia regions and other countries (except revenue into and within the U.S.) increased by $968 (or 12.2%) to $8,906, and by $1,856 (or 12.0%) to $17,332 for the three months and six months ended December 31, 2016, respectively, as compared with $7,938 and $15,476, respectively, for the same periods of last fiscal year.

Revenue into and within the U.S. was $198 and $743 for the three months and six months ended December 31, 2016, respectively, a decrease of $218 and $65, respectively, from $416 and $808 for the same periods of last fiscal year, respectively.

Revenue for the three and six months ended December 31, 2016 is discussed within the four segments as follows:

Manufacturing Segment

Revenue in the manufacturing segment as a percentage of total revenue was 36.5% and 38.7% for the three and six months ended December 31, 2016, respectively, a decrease of 2.7% and 0.7% of total revenue, respectively, when compared to the same periods of the last fiscal year.  The absolute amount of revenue increased by $44 to $3,320 from $3,276 and increased by $575 to $6,991 from $6,416 for the three and six months ended December 31, 2016, respectively, compared to the same periods of the last fiscal year.

Revenue in the manufacturing segment for the three and six month periods ended December 31, 2016 increased primarily due to an increase in the manufacturing revenue from customers in our Singapore and Suzhou, China operations, which was partially offset by a decrease in revenue in our U.S operations. The decrease in U.S operations was caused by a delay in orders by a customer.

The revenue in the manufacturing segment from a major customer accounted for 55.7% and 38.3% of our total revenue in the manufacturing segment for the three months ended December 31, 2016 and 2015, respectively, and 57.0% and 42.0% of our total revenue in the manufacturing segment for the six months ended December 31, 2016 and 2015, respectively.

The future revenue in our manufacturing segment will be significantly affected by the purchase and capital expenditure plans of this major customer, if the customer base cannot be increased.

Testing Services Segment

Revenue in the testing segment as a percentage of total revenue was 44.7% and 45.5% for the three and six months ended December 31, 2016, an increase of 0.4% and a decrease of 0.5%, respectively, of total revenue when compared to the same periods of the last fiscal year.  The absolute amount of revenue increased by $369 to $4,070 from $3,701 and by $743 to $8,227 from $7,484 for the three and six months ended December 31, 2016, respectively, compared to the same periods of the last fiscal year.

Revenue in the testing segment for the three and six-month period ended December 31, 2016 increased primarily due to an increase in testing volume as a result of an increase in orders from customers in our Singapore, Malaysia and Bangkok, Thailand operations. The increase was partially offset by a decrease in testing revenue in our China operations due to a decrease in the average selling price and a decrease in volume.

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

Distribution Segment

Revenue in the distribution segment as a percentage of total revenue was 18.4% and 15.4% for the three and six months ended December 31, 2016, an increase of 2.1% and 1.1%, respectively, when compared to the same periods of the prior fiscal year.  The absolute amount of revenue increased by $316 to $1,675 from $1,359, and increased by $445 to $2,779 from $2,334 for the three and six months ended December 31, 2016, respectively, compared to the same periods of the last fiscal year.

Revenue in the distribution segment for the three and six month periods ended December 31, 2016 increased primarily due to an increase in demand for products in the Singapore, Malaysia and China operations.

Demand in the distribution segment varies depending on the demand for our customers’ products and the changes taking place in the market and our customers’ forecasts.  Hence it is difficult to accurately forecast fluctuations in the market.

Real Estate Segment

The real estate segment accounted for 0.4% of total net revenue for both the three and six months ended December 31, 2016. The absolute amount of revenue in the real estate segment increased by $21 to $39 from $18 and by $28 to $78 from $50 for the three and six months ended December 31, 2016, respectively, compared to the same periods of the last fiscal year. The increase was primarily due to an increase in rental income in the real estate segment for the three and six months ended December 31, 2016 as described below.

The two main revenue components for the real estate segment were investment income and rental income.

During fiscal year 2007, TTI invested in real estate property in Chongqing, China, which has generated income from rental revenue and investment returns from deemed loan receivables, which are classified as other income. The rental income is generated from the rental properties in MaoYe, JiangHuai and FuLi in Chongqing, China. In the second quarter of fiscal 2015, the investment in JiaSheng, which was deemed as loans receivable, was transferred to down payment for purchase of investment property in China.

Trio-Tech Chongqing Co., Ltd. (“TTCQ”) invested RMB 5,554 in rental properties in Maoye during fiscal year 2008, RMB 3,600 in rental properties in JiangHuai during fiscal year 2010 and RMB 4,025 in rental properties in FuLi during fiscal year 2010. The total investment in properties in China was RMB 13,179, or approximately $1,897 and $1,983 as at December 31, 2016 and June 30, 2016, respectively. The carrying value of these investment properties in China was RMB 8,571 and RMB 8,901, or approximately $1,234 and $1,340 as at December 31, 2016 and June 30, 2016, respectively. For the three and six months ended December 31, 2016, these properties generated a total rental income of $39 and $78, respectively, as compared to $18 and $50, respectively, for the same periods of the last fiscal year. TTCQ’s investment in properties that generated rental income is discussed further in this Form 10-Q.

TTCQ has yet to receive the title deed for properties purchased from JiangHuai. TTCQ is in the legal process of obtaining the title deed, which is dependent on JiangHuai completing the entire project. JiangHuai property did not generate any income during the three and six months ended December 31, 2016, and 2015.

“Investments” in the real estate segment were the cost of an investment in a joint venture in which we had a 10% interest. During the second quarter of fiscal year 2014, TTCQ disposed of its 10% interest in the joint venture. The joint venture had to raise funds for the development of the project. As a joint-venture partner, TTCQ was required to stand guarantee for the funds to be borrowed; considering the amount of borrowing, the risk involved was higher than the investment made and hence TTCQ decided to dispose of the 10% interest in the joint venture investment. On October 2, 2013, TTCQ entered into a share transfer agreement with Zhu Shu. Based on the agreement, the purchase price was to be paid by (1) RMB 10,000 worth of commercial property in Chongqing China, or approximately $1,634 based on exchange rates published by the Monetary Authority of Singapore as of October 2, 2013, by non-monetary consideration and (2) the remaining RMB 8,000, or approximately $1,307 based on exchange rates published by the Monetary Authority of Singapore as of October 2, 2013, by cash consideration. The consideration consisted of (1) commercial units measuring 668 square meters to be delivered in June 2016 and (2) sixteen quarterly equal installments of RMB500 per quarter commencing from January 2014. Based on ASC Topic 845 Non-monetary Consideration, the Company deferred the recognition of the gain on disposal of the 10% interest in joint venture investment until such time that the consideration is paid, so that the gain can be ascertained. The recorded value of the disposed investment amounting to $783, based on exchange rates published by the Monetary Authority of Singapore as of June 30, 2014, is classified as “other assets” under non-current assets, because it is considered a down payment for the purchase of the commercial property in Chongqing. TTCQ performed a valuation on a certain commercial unit and its market value was higher than the carrying amount. The first three installment amounts of RMB 500 each due in January 2014, April 2014 and July 2014. were all outstanding until the date of disposal of the investment in the joint venture. Out of the outstanding RMB 8,000, TTCQ had received RMB 100 during May 2014.

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

The shop lots are to be delivered to TTCQ upon completion of the construction of the shop lots in the Singapore Themed Resort Project. The initial targeted date of completion was December 31, 2016. Based on discussions with the developers, the completion date is estimated to be December 31, 2018.

The share transfer (10% interest in the joint venture) was registered with the relevant authorities in China during October 2016.

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

We are in the process of implementing an Enterprises Resources Planning (“ERP”) system, as part of multi-year plan to integrate and upgrade our systems and processes. The implementation of this ERP system is scheduled to occur in phases over the next few years, and began with the migration of certain of our operational and financial systems in our Singapore operations to the new ERP system during the second quarter of fiscal 2017. This implementation effort will continue in the third and fourth quarters of fiscal 2017, when the operational and financial systems in Singapore will be substantially transitioned to the new system. Implementation of a new ERP system involves risks and uncertainties. Any disruptions, delays or deficiencies in the design or implementation of the new system could result in increased costs and adversely affect our ability to timely report our financial results, which could negatively impact our business and results of operations.

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

Comparison of the Three Months Ended December 31, 2016 and December 31, 2015

The following table sets forth certain consolidated statements of income data as a percentage of revenue for the three months ended December 31, 2016 and 2015, respectively:

	Three Months Ended
	Dec. 31, 2016	Dec. 31, 2015

Revenue	100.0%	100.0%
Cost of sales	74.8	74.7
Gross Margin	25.2%	25.3%
Operating expenses
General and administrative	19.5%	19.1%
Selling	2.0	1.7
Research and development	0.6	0.6
Loss on disposal of property, plant and equipment	0.1	-
Total operating expenses	22.2%	21.4%
Income from Operations	3.0%	3.9%

Overall Gross Margin

Overall gross margin as a percentage of revenue was approximately constant, at 25.2% and 25.3% for the three months ended December 31, 2016 and 2015, respectively. Decrease in the gross profit margin in the manufacturing segment was offset by an increase in gross profit margin in the testing segment, distribution segment and real estate segment. In terms of absolute dollar amounts, gross profits increased by $179 to $2,294 for the three months ended December 31, 2016, from $2,115 as compared to the same period of the last fiscal year.

Gross profit margin as a percentage of revenue in the manufacturing segment decreased by 3.6% to 21.0% for the three months ended December 31, 2016, from 24.6% in the same period of the last fiscal year. The decrease in gross margin was due to the change in product mix in the Singapore and Suzhou, China operations, where there was an increase in sales of products that had lower profit margins and a decrease in sales of products that had higher profit margins as compared to the same period of last fiscal year. In our U.S. operations, a delay in sales due to external factors also contributed to a decrease in the gross margin. As a result, the increase in cost was higher than the increase in manufacturing revenue for the three months ended December 31, 2016, as compared to the same period last fiscal year. In absolute dollar amounts, gross profits in the manufacturing segment decreased by $107 to $698 for the three months ended December 31, 2016 from $805 for the same period of last fiscal year.

Gross profit margin as a percentage of revenue in the testing segment increased by 2.2% to 34.7% for the three months ended December 31, 2016, from 32.5% in the same period of the last fiscal year.  The increase was primarily due to an increase in testing volume in the Singapore, Malaysia and Bangkok, Thailand operations, which was partially offset by the decrease in gross profit margin in the Tianjin, China operations due to a lower selling price. Significant portions of our cost of goods sold are fixed in the testing segment. Thus, as the demand of services and factory utilization increase, the fixed costs are spread over the increased output, which increases the gross profit margin. Overall, the testing operations increased their capacity utilization. In absolute dollar amounts, gross profit in the testing segment increased by $210 to $1,412 for the three months ended December 31, 2016 from $1,202 for the same period of the last fiscal year.

Gross profit margin of the distribution segment is not only affected by the market price of our products, but also by our product mix, which changes frequently as a result of changes in market demand. Gross profit margin as a percentage of revenue in the distribution segment increased by 1.6% to 10.4% for the three months ended December 31, 2016, from 8.8% in the same period of the last fiscal year. The increase in gross margin as a percentage of revenue was due to the change in product mix in the distribution segment, as the Singapore, Malaysia and Suzhou, China had an increase in sales of products that had higher profit margin and a decline in sales of products that had lower profit margin, as compared to the same period of last fiscal year. In terms of absolute dollar amounts, gross profit in the distribution segment for the three months ended December 31, 2016 was $174, an increase of $55 as compared to $119 in the same period of last fiscal year.

Gross profit margin as a percentage of revenue in the real estate segment was 25.6% for the three months ended December 31, 2016, as compared to a gross loss margin of 61.1% in the same period of the last fiscal year. In absolute dollar amounts, gross profit in the real estate segment for the three months ended December 31, 2016 was $10, an improvement of $21 from a gross loss of $11 in the same period of last fiscal year.  The improvement was primarily due to an increase in rental income from both investment properties, MaoYe and FuLi, due to an increase in space rented out, as compared to the same period in the last fiscal year.

Operating Expenses

Operating expenses for the three months ended December 31, 2016 and 2015 were as follows:

	Three Months Ended
	Dec. 31, 2016	Dec. 31, 2015
(Unaudited)
General and administrative	$1,776	$1,599
Selling	180	141
Research and development	52	51
Loss / (gain) on disposal of property, plant and equipment	8	(4)
Total	$2,016	$1,787

General and administrative expenses increased by $177, or 11.1%, from $1,599 to $1,776 for the three months ended December 31, 2016 compared to the same period of last fiscal year. The increase in the general and administrative expenses was mainly attributable to the increase in expenses in the Singapore and Malaysia operations, which was partially offset by the decrease in the Tianjin, Suzhou and Chongqing, China operations.

The increase in general and administrative expenses was primarily due to the increase in payroll related and bonus expenses in the Singapore and Malaysia operations, as well as an increase in software licensing expense in the Singapore operations. This increase was partially offset by a decrease in legal and professional feels in the Chongqing, China operations, a decrease in headcount and payroll related expense in the Suzhou and Tianjin, China operations as part of cost cutting measures and a decrease in stock option expenses for the three months ended December 31, 2016 as compared to the same period of last fiscal year.

Selling expenses increased by $39, or 27.7%, for the three months ended December 31, 2016, from $141 to $180, as compared to the same period of the last fiscal year. The increase was mainly due to an increase in entertainment expense and commission expenses in the Singapore operations as the commissionable revenue increased, and an increase in travel expenses in the Singapore and Malaysia operations as compared to the same period last fiscal year.

Income from Operations

Income from operations was $278 for the three months ended December 31, 2016, as compared to $328 for the same period of last fiscal year. The decrease was mainly due to the increase in operating expenses, which was partially offset with the increase in gross margin, as previously discussed.

Interest Expense

Interest expense for the second quarter of fiscal years 2016 and 2015 were as follows:

	Three Months Ended
	Dec. 31, 2016	Dec. 31, 2015
(Unaudited)
Interest expense	$(48)	$(51)

Interest expense decreased by $3 to $48 from $51 for the three months ended December 31, 2016. Lines of credit utilized were $1,419 as at December 31, 2016 as compared to $1,472 as at December 31, 2015. We are trying to keep our debt at a minimum in order to save financing costs. As of December 31, 2016, the Company had unused lines of credit of $4,629 as compared to $5,626 as at December 31, 2015.

Other Income

Other income for the three months ended December 31, 2016 and 2015 were as follows:

	Three Months Ended
	Dec. 31, 2016	Dec. 31, 2015
(Unaudited)
Other income	$83	$110
Exchange gain/loss	120	(92)
Other income, net	$203	$18

Other income for the three months ended December 31, 2016 was $203, an increase of $185 as compared to $18 for the same period last fiscal year. This increase was mainly attributable to foreign currency exchange difference between functional currency and U.S. dollars contributing to an exchange gain of $120 for the three months ended December 31, 2016 as compared to an exchange loss of $92 for the same period in last fiscal year.

Income Tax Expenses

Income tax expenses for the three months ended December 31, 2016 were $67, a decrease of $19 as compared to $86 for the same period last fiscal year. The decrease in income tax expenses was mainly due to an increase in income in the subsidiaries which has carry forward tax losses and lower withholding tax payment, which was partially offset by an increase in deferred tax for timing differences recorded by Singapore and Malaysia operation.

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

Tax expense for the three months ended December 31, 2016 and 2015 included $5 and $3, respectively, representing the tax withheld by the China, Malaysia and Thailand subsidiaries for the payments made to the Singapore subsidiary that is not recoverable. The taxes withheld by the China, Malaysia and Thailand subsidiaries were paid to the Inland Revenue department of the respective countries.

Non-controlling Interest

As of December 31, 2016, we held a 55% interest in Trio-Tech (Malaysia) Sdn. Bhd., Trio-Tech (Kuala Lumpur) Sdn. Bhd., SHI International Pte. Ltd. and PTSHI Indonesia, and a 76% interest in Prestal Enterprise Sdn. Bhd. The non-controlling interest for the three months ended December 31, 2016, in the net income of subsidiaries, was $52, an increase of $27 compared to $25 for the same period of the previous fiscal year. The increase in the non-controlling interest in the net income of subsidiaries was attributable to the increase in net income generated by the Malaysia testing operation due to an increase in other income as compared to the same period in the last fiscal year.

(Loss) / Income from Discontinued Operations

Loss from discontinued operations was $4 for the three months ended December 31, 2016, as compared to an income of $6 for the same period of the last fiscal year. The change in income from discontinued operations was primarily due to an increase in other expenses by $12 for the three months ended December 31, 2016, as compared to the same period last fiscal year.

Net Income

Net income was $310 for the three months ended December 31, 2016, an increase of $120 as compared to net income of $190 for the three months ended December 31, 2015. The increase in net income was mainly due to the increase in gross profit margin and other income due to exchange differences, which were partially offset by the increase in operating expenses, as discussed earlier.

Earnings per Share

Basic and diluted earnings per share from continuing operations was $0.09 for the three months ended December 31, 2016 as compared to $0.05 for the same period in the last fiscal year. Basic and diluted earnings per share from discontinued operations were nil for both the three months ended December 31, 2016 and 2015.

Segment Information

The revenue, gross margin and income from each segment for the second quarter of fiscal years 2017 and 2016, respectively, are presented below. As the revenue and gross margin for each segment have been discussed in the previous section, only the comparison of income from operations is discussed below.

Manufacturing Segment

The revenue, gross margin and (loss) / income from operations for the manufacturing segment for the three months ended December 31, 2016 and 2015 were as follows:

	Three Months Ended
	Dec. 31, 2016	Dec. 31, 2015
(Unaudited)
Revenue	$3,320	$3,276
Gross margin	21.0%	24.6%
(Loss) / income from operations	$(229)	$129

Loss from operations in the manufacturing segment was $229 for the three months ended December 31, 2016, a deterioration of $358, as compared to an income of $129 in the same period of the last fiscal year. The deterioration was primarily due to a decrease of $107 in the gross margin, as discussed earlier, and an increase of $251 in operating expenses. Operating expenses for the manufacturing segment were $927 and $676 for the three months ended December 31, 2016 and 2015, respectively.  The increase in operating expenses was mainly due to an increase in general and administrative expenses of $199, an increase in selling expenses of $28 and an increase in corporate overhead by $23, as compared to the same period of last fiscal year. The increase in general and administrative expenses was primarily due to the increase in headcount, payroll related expenses and software license expenses in the Singapore operations. This increase was partially offset by a decrease in payroll related expenses in the Suzhou, China operations, as compared to the same period last fiscal year. The increase in selling expenses was due to an increase in entertainment expenses, travel expenses and commission expenses in the Singapore operations as the commissionable revenue increased as compared to the same period last fiscal year. The increase in corporate overhead expenses was due to a change in the corporate overhead allocation method as compared to the same period last fiscal year. Corporate charges are allocated on a pre-determined fixed charge basis.

Testing Segment

The revenue, gross margin and income from operations for the testing segment for the three months ended December 31, 2016 and 2015 were as follows:

	Three Months Ended
	Dec. 31, 2016	Dec. 31, 2015
(Unaudited)
Revenue	$4,070	$3,701
Gross margin	34.7%	32.5%
Income from operations	$388	$282

Income from operations in the testing segment for the three months ended December 31, 2016 was $388, an increase of $106 compared to $282 in the same period of last fiscal year. The increase in operating income was mainly attributable to an increase of $210 in gross margin, as discussed earlier, which was partially offset by an increase of $104 in operating expenses. Operating expenses were $1,024 and $920 for the three months ended December 31, 2016 and 2015, respectively. The increase in operating expenses was mainly attributable to an increase in general and administrative expenses by $75 because of an increase in payroll related expenses in the Singapore and Malaysia operations and an increase in travelling expenses in the Tianjin, China operations, and an increase of $12 in selling expenses due to an increase in commission expenses in the Singapore operations, and an increase in loss on disposal of property, plant and equipment of $8 for the three months ended December 31, 2016, while there was no such loss on disposal for the same period in the last fiscal year.

Distribution Segment

The revenue, gross margin and income from operations for the distribution segment for the three months ended December 31, 2016 and 2015 were as follows:

	Three Months Ended
	Dec. 31, 2016	Dec. 31, 2015
(Unaudited)
Revenue	$1,675	$1,359
Gross margin	10.4%	8.8%
Income from operations	$100	$51

Income from operations in the distribution segment increased by $49 to $100 for the three months ended December 31, 2016, as compared to $51 in the same period of last fiscal year. The increase in operating income was mainly due to an increase in gross profit by $55, which was partially offset by an increase in operating expenses by $6. Operating expenses were $74 and $68 for the three months ended December 31, 2016 and 2015, respectively. Operating expenses increased mainly due to an increase in general and administrative expenses of $20, mainly due to payroll related expenses in the Singapore operations, and a decrease in gain on sale of property, plant and equipment in the Malaysia operations of $4 as there was no such sale in the three months ended December 31, 2016 as compared to last fiscal year. The increase was partially offset by a $17 decrease in corporate charges. Corporate charges are allocated on a pre-determined fixed charge basis.

Real Estate Segment

The revenue, gross margin and loss from operations for the real estate segment for the three months ended December 31, 2016 and 2015 were as follows:

	Three Months Ended
	Dec. 31, 2016	Dec. 31, 2015
(Unaudited)
Revenue	$39	$18
Gross margin / (loss)	25.6%	(61.1)%
Loss from operations	$(8)	$(46)

Loss from operations in the real estate segment for the three months ended December 31, 2016 was $8, a decrease of $38, as compared to $46 for the same period of the last fiscal year.  The decrease in operating loss was mainly due to an increase in gross margin as discussed earlier, which was partially offset by a decrease in operating expenses of $17. The operating expenses were $18 and $35 for the three months ended December 31, 2016 and 2015, respectively. The decrease in operating expenses as compared to the same quarter in last fiscal year was primarily due to a decrease legal and professional expense.

Corporate

The income / (loss) from operations for corporate for the three months ended December 31, 2016 and 2015 were as follows:

	Three Months Ended
	Dec. 31, 2016	Dec. 31, 2015
(Unaudited)
Income / (Loss) from operations	$27	$(88)

Corporate operating loss changed by $115 to an income of $27 for the three months ended December 31, 2016 from a loss of $88 in the same period of the last fiscal year.  The change from operating loss to income was mainly due to a decrease in general and administrative expense due to a decrease in provision for bonus and stock option expenses as compared to the same period in last fiscal year. There were no stock options granted during the three months ended December 31, 2016, while stock options covering an aggregate of 50,000 shares were granted to directors during the same period of last fiscal year, resulting in no stock option expenses for the three months ended December 31, 2016, as compared to $51 for the same period of last fiscal year.

Comparison of the Six Months Ended December 31, 2016 and December 31, 2015

The following table sets forth certain consolidated statements of income data as a percentage of revenue for the three months ended December 31, 2016 and 2015, respectively:

	Six Months Ended
	Dec. 31, 2016	Dec. 31, 2015

Revenue	100.0%	100.0%
Cost of sales	74.3	73.6
Gross Margin	25.7%	26.4%
Operating expenses:
General and administrative	19.6%	20.0%
Selling	2.0	1.9
Research and development	0.6	0.6
Total operating expenses	22.2%	22.5%
Income from Operations	3.5%	3.9%

Overall Gross Margin

Overall gross margin as a percentage of revenue decreased by 0.7% to 25.7% for the six months ended December 31, 2016, from 26.4% in the same period of last fiscal year, primarily due to a decrease in the gross profit margin in the manufacturing segment, which was partially offset by an increase in the gross profit margin in the testing segment and real estate segment. In terms of absolute dollar amounts, gross profits increased by $359 to $4,652 for the six months ended December 31, 2016, from $4,293 for the same period of the last fiscal year.

Gross profit margin as a percentage of revenue in the manufacturing segment decreased by 6.1% to 22.5% for the six months ended December 31, 2016, from 28.6% in the same period of the last fiscal year. In absolute dollar amounts, gross profit decreased by $262 to $1,574 for the six months ended December 31, 2016 as compared to $1,836 for the same period in last fiscal year. The decrease in absolute dollar amount of gross margin was primarily due to the change in product mix in the Singapore and Suzhou, China operations, where there was an increase in sales of products that had lower profit margins and a decrease in sales of products that had higher profit margins as compared to the same period of last fiscal year. In our U.S. operations, a delay in orders from a customer while also contributed to a decrease in the gross margin. As a result, the increase in cost was higher than the increase in manufacturing revenue for the six months ended December 31, 2016, as compared to the same period last fiscal year.

Gross profit margin as a percentage of revenue in the testing segment increased by 3.7% to 33.5% for the six months ended December 31, 2016 from 29.8% in the same period of the last fiscal year. The increase was primarily due to an increase in testing volume in the Singapore, Malaysia and Bangkok, Thailand operations. Despite a decrease in testing volume in the Suzhou, China operations, gross margin increased due to a reduction in headcount. These increases in gross margin were partially offset by a decrease in gross margin in the Tianjin, China operations because of lower average selling price despite higher volume. As the demand for services and factory utilization increase, the fixed costs are spread over an increased output, which increases the gross profit margin. In terms of absolute dollar amounts, gross profit in the testing segment increased by $528 to $2,755 for the six months ended December 31, 2016, from $2,227 for the same period of the last fiscal year.

Gross profit margin as a percentage of revenue in the distribution segment remained constant at 10.3% for the six months ended December 31, 2016 and 2015, respectively. In terms of absolute dollar amounts, gross profit in the distribution segment for the six months ended December 31, 2016 was $287, an increase of $46 as compared to $241 in the same period of the last fiscal year. The increase in gross margin in absolute dollars was due to the change in product mix, as this segment had fewer sales of products with a lower profit margin as compared to the same period of last fiscal year. The gross profit margin of the distribution segment was not only affected by the market price of our products, but also our product mix, which changes frequently as a result of changes in market demand.

Gross profit margin as a percentage of revenue in the real estate segment was 46.2% for the six months ended December 31, 2016, an improvement of 68.2% from gross loss margin of 22.0% for the same period in the last fiscal year. In terms of absolute dollar amounts, gross profit in the real estate segment for the six months ended December 31, 2016 was $36, an improvement of $47 from a gross loss $11 in the same period of the last fiscal year. The improvement was primarily due to an increase in rental income from both investment properties, MaoYe and FuLi, due to an increase in space rented during the period, and a decrease in cost of sales, due to a reversal of overprovision for taxes, as compared to the same period in the last fiscal year.

Operating Expenses

Operating expenses for the six months ended December 31, 2016 and 2015 were as follows:

	Six Months Ended
	Dec. 31, 2016	Dec. 31, 2015
(Unaudited)
General and administrative	$3,519	$3,261
Selling	365	312
Research and development	105	97
Loss / (gain) on disposal of property, plant and equipment	8	(4)
Total	$3,997	$3,666

General and administrative expenses increased by $258, or 7.9%, from $3,261 to $3,519 for the six months ended December 31, 2016 compared to the same period of the last fiscal year. There was an increase in general and admin expenses in the Singapore and Malaysia operations, which was partially offset by the decrease in general and administrative expenses in all other operations.

The increase in general and administrative expenses was primarily due to the increase in payroll related and bonus expenses in the Singapore and Malaysia operations, as well as an increase in software licensing expense in the Singapore operations. This increase was partially offset by a decrease in legal and professional feels in the Chongqing, China operations, a decrease in headcount and payroll related expense in the Suzhou and Tianjin, China operations as part of cost cutting measures, there not being certain payroll related expenses in the Bangkok, Thailand operations and a decrease in stock option expenses for the six months ended December 31, 2016 as compared to the same period of last fiscal year.

Selling expenses increased by $53, or 17.0%, for the six months ended December 31, 2016, from $312 to $365 compared to the same period of the last fiscal year, which was mainly due to an increase in entertainment expenses and commission expenses as a result of an increase in commissionable sales in our Singapore operations, and increase in travel expenses in our Singapore and Malaysia operations.

Income from Operations

Income from operations was $655 for the six months ended December 31, 2016 as compared to $627 for the same period of the last fiscal year. The increase was mainly due to the increase in gross profit margin being greater than the increase in operating expenses, as discussed earlier.

Interest Expense

Interest expense for the six months ended December 31, 2016 and 2015 were as follows:

	Six Months Ended
	Dec. 31, 2016	Dec. 31, 2015
(Unaudited)
Interest expense	$(106)	$(104)

Interest expense increased by $2 to $106 from $104 for the six months ended December 31, 2016 as compared to the same period of the last fiscal year.

Other Income

Other income for the six months ended December 31, 2016 and 2015 were as follows:

	Six Months Ended
	Dec. 31, 2016	Dec. 31, 2015
(Unaudited)
Other income	$131	$134
Exchange gain	182	92
Other income, net	$313	$226

Other income for the six months ended December 31, 2016 was $313, an increase of $87 as compared to $226 for the same period last fiscal year. This increase was mainly attributable to foreign currency exchange difference between functional currency and U.S. dollars contributing to an exchange gain of $182 for the six months ended December 31, 2016 as compared to $92 for the same period last fiscal year.

Income Tax Expenses

Income tax expense for the six months ended December 31, 2016 was $150, a decrease of $3, as compared to $153 for the same period of last fiscal year. The decrease in income tax expense was due to an increase in income in the subsidiaries which have carry forward tax losses and lower withholding tax payment, which was partially offset by an increase in deferred tax for timing differences recorded by Singapore and Malaysia operation

We record a provision for income taxes for the anticipated tax consequences of the reported results of operations using the asset and liability method. Under this method, we recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. We record a valuation allowance to reduce our deferred tax assets to the net amount that we believe is more likely than not to be realized.

Tax expenses for the six months ended December 31, 2016 and 2015 included $28 and $23, respectively, representing the tax withheld by the China, Malaysia and Thailand subsidiaries for the payments made to the Singapore subsidiary that is not recoverable. The taxes withheld by the China, Malaysia and Thailand subsidiaries were paid to the Inland Revenue department of the respective countries.

Non-controlling Interest

As of December 31, 2016, we held a 55% interest in Trio-Tech Malaysia, Trio-Tech (Kuala Lumpur) Sdn. Bhd., SHI International Pte. Ltd. and PTSHI Indonesia, and a 76% interest in Prestal Enterprise Sdn. Bhd. The net income attributable to our non-controlling interest in these subsidiaries for the six months ended December 31, 2016 was $96, a decrease of $47, as compared to $143 for the same period of last fiscal year. The decrease was attributable to the decrease in net income generated by the Malaysia testing operations due to higher operating expenses as compared to the same period in the last fiscal year.

(Loss) / Income from Discontinued Operations

Loss from discontinued operations was $3 for the six months ended December 31, 2016, a decrease of $1 as compared to a loss of $4 for the same period of the last fiscal year.

Net Income

Net income was $613 for the six months ended December 31, 2016, an increase of $164, as compared to a net income of $449 for the same period in the last fiscal year. The improvement was mainly due to an increase in gross margin and other income due to exchange differences, which was partially offset by an increase in operating expenses as discussed earlier.

Earnings per Share

Basic earnings per share from continuing operations was $0.18 for the six months ended December 31, 2016 as compared to $0.13 for the same period in the last fiscal year. Basic earnings per share from discontinued operations were nil for both the six months ended December 31, 2016 and 2015.

Diluted earnings per share from continuing operations was $0.17 for the six months ended December 31, 2016 as compared to $0.13 for the same period in the last fiscal year. Diluted earnings per share from discontinued operations were nil for both the six months ended December 31, 2016 and 2015.

Segment Information

The revenue, gross profit margin, and income or loss from each segment for the six months ended December 31, 2016 and 2015, respectively, are presented below.  As the segment revenue and gross margin for each segment have been discussed in the previous section, only the comparison of income from operations is discussed below.

Manufacturing Segment

The revenue, gross margin and income or loss from operations for the manufacturing segment for the six months ended December 31, 2016 and 2015 were as follows:

	Six Months Ended
	Dec. 31, 2016	Dec. 31, 2015
(Unaudited)
Revenue	$6,991	$6,416
Gross margin	22.5%	28.6%
(Loss) / Income from operations	$(322)	$371

Loss from operations from the manufacturing segment was $322 for the six months ended December 31, 2016, a deterioration of $693 as compared to an income of $371 in the same period of the last fiscal year, primarily due to a decrease in gross margin by $262 coupled with an increase in operating expenses. Operating expenses for the manufacturing segment were $1,896 and $1,465 for the six months ended December 31, 2016 and 2015, respectively. The increase in operating expenses of $431 was mainly due to an increase in general and administrative expenses of $346, an increase in selling expenses of $18 and an increase in corporate overhead by $59, as compared to the same period of last fiscal year. The increase in general and administrative expenses was primarily due to the increase in headcount, payroll related expenses, software license expenses, depreciation expenses and bank charges in the Singapore operations. This increase was partially offset by a decrease in payroll related expenses in the Suzhou, China operations, as compared to the same period last fiscal year. The increase selling expenses is due to an increase in entertainment expenses, travel expense, and commission expenses in the Singapore operations as the commissionable revenue increased as compared to the same period last fiscal year. The increase in corporate overhead expenses is due to increase in allocation in corporate expenses which is charged on a predetermined fixed basis, which is higher as compared to the same period last fiscal year.

Testing Segment

The revenue, gross margin and income from operations for the testing segment for the six months ended December 31, 2016 and 2015 were as follows:

	Six Months Ended
	Dec. 31, 2016	Dec. 31, 2015
(Unaudited)
Revenue	$8,227	$7,484
Gross margin	33.5%	29.8%
Income from operations	$790	$360

Income from operations in the testing segment for the six months ended December 31, 2016 was $790, an increase of $430 compared to $360 in the same period of the last fiscal year. The increase in operating income was attributable to an increase in gross profit of $528, which was partially offset by an increase in operating expenses of $98. Operating expenses were $1,965 and $1,867 for the six months ended December 31, 2016 and 2015, respectively. The increase in operating expenses was mainly attributable to an increase in selling expenses, general and administrative expenses and corporate overheads. Selling expenses increased due to an increase in travelling expenses in our Malaysia and Tianjin operations and higher commission expenses due to an increase in commissionable sales in our Singapore operations. The increase in general and administrative expenses was due to payroll related expenses in the Singapore and Malaysia operations, an increase in travelling expenses in the Tianjin, China operations and an increase in loss on disposal of property, plant and equipment of $8 for the six months ended December 31, 2016, while there was no such loss on disposal for the same period in the last fiscal year. The increase in corporate overhead expenses was due to increase in allocation in corporate expenses which is charged on a predetermined fixed basis, which was higher as compared to the same period last fiscal year.

Distribution Segment

The revenue, gross margin and income from operations for the distribution segment for the six months ended December 31, 2016 and 2015 were as follows:

	Six Months Ended
	Dec. 31, 2016	Dec. 31, 2015
(Unaudited)
Revenue	$2,779	$2,334
Gross margin	10.3%	10.3%
Income from operations	$134	$70

Income from operations in the distribution segment for the six months ended December 31, 2016 was $134, as increase of $63 as compared to $70 in the same period of the last fiscal year. The increase in operating income was mainly due to an increase in gross profit, as discussed earlier, and a decrease in operating expenses. Operating expenses were $153 and $171 for the six months ended December 31, 2016 and 2015, respectively. The decrease in operating expenses was mainly due to a decrease in allocation of corporate expenses, which is charged on a predetermined fixed basis, which was lower than corporate expenses in the same period in last fiscal year, and there being no disposal of property, plant and equipment for the six months ended December 31, 2016, as compared to gain on disposal of property, plant and equipment amounting to $4 for the same period in last fiscal year, which was partially offset by an increase in general and administrative expenses due to payroll related expenses in the Singapore operations.

Real Estate Segment

The revenue, gross loss or margin and loss from operations for the real estate segment for the six months ended December 31, 2016 and 2015 were as follows:

	Six Months Ended
	Dec. 31, 2016	Dec. 31, 2015
(Unaudited)
Revenue	$78	$50
Gross margin / (loss)	46.2%	(22.0)%
Loss from operations	$(6)	$(70)

Loss from operations in the real estate segment for the six months ended December 31, 2016 was $6, a decrease of $64 as compared to a loss of $70 for the same period of the last fiscal year.  The decrease in operating loss was mainly due to an increase in gross profit, as discussed earlier, and a decrease in operating expenses. Operating expenses decreased by $17 to $42 for the six months ended December 31, 2016 as compared to $59 for the same period in the last fiscal year. The decrease in operating expenses was mainly due to a decrease in legal fees and professional expenses.

Corporate

The loss from operations for corporate for the six months ended December 31, 2016 and 2015 were as follows:

	Six Months Ended
	Dec. 31, 2016	Dec. 31, 2015
(Unaudited)
Income / (loss) from operations	$59	$(104)

Operating income in the corporate office for the six months ended December 31, 2016 was $59, an improvement of $163, as compared to $104 for the same period of the last fiscal year.  This was mainly due to a decrease in stock option expenses and staff-related expenses. Stock option expenses for the six months ended December 31, 2016 was $1, a decrease of $54 from $55 for the same period in the last fiscal year.

Financial Condition

During the six months ended December 31, 2016 total assets decreased by $1,523, from $32,219 as at June 30, 2016 to $30,696 as at December 31, 2016. The decrease in total assets was primarily due to a decrease in trade accounts receivables, other receivables, asset held for sale, deferred tax assets, investment properties, property, plant and equipment and restricted term deposits, which were partially offset by an increase in cash and cash equivalents, short term deposits, inventories and prepaid expenses.

Cash and cash equivalents were $4,336 as at December 31, 2016, reflecting an increase of $529 from $3,807 as at June 30, 2016, primarily due to an improvement in collections from our major customers in the Singapore, Malaysia and Bangkok, Thailand operations. The increase was partially offset by the decrease due to placements in short term deposit in the Malaysia operations. The number of days’ sales outstanding in accounts receivables was 82 days at the end of the second quarter of fiscal year 2017 and 87 days for the fiscal year ended 2016. The cash inflow from the improvement in collections was partially offset by the cash outflow from the payment of bonus in the Singapore and Malaysia operations.

Short-term deposits were $658 as at December 31, 2016, reflecting an increase of $363 from $295 as at June 30, 2016, primarily due to placement of deposit of RM 1.7 million equivalent approximately $379 by the Malaysia operations. This increase was partially offset by the currency translation.

At December 31, 2016, the trade accounts receivable balance decreased by $1,249 to $7,577 from $8,826 as at June 30, 2016, primarily due to an improvement in collection in the Singapore and Malaysia operations, outstanding payment received from a major customer in the U.S. operations and a decrease in revenue in the China operations for the second quarter of fiscal 2017. The number of days’ sales outstanding was 82 days at the end of the second quarter of fiscal 2017 compared to 87 days at the end of fiscal year 2016. The decrease in days’ sales outstanding was primarily due to improved collections processes in the Singapore operations for the six months ended December 31, 2016, as compared to the year-end of last fiscal year.

At December 31, 2016, other receivables were $316 reflecting a decrease of $280 from $596 as at June 30, 2016. The decrease was primarily due to transfer of down-payment for purchase of property, plant and equipment to fixed assets, decreased advance payments to creditors and goods and services tax receivables in the Singapore operations during the six months ended December 31, 2016.

Inventories at December 31, 2016 were $1,666, an increase of $206 compared to $1,460 as at June 30, 2016. The number of days’ inventory held was 52 days at the end of the second quarter of fiscal 2017 compared to 38 days at the end of fiscal year 2016.  The higher days’ inventory on hand was mainly due to a decrease in utilization of the inventory by the Singapore operations in the six-month period ended December 31, 2016, as compared to the year end of fiscal 2016.

Prepaid expenses and other current assets were $363 as at December 31, 2016, as compared to $264 as at June 30, 2016. The increase of $99 was primarily due to prepayments for rental and insurance upon renewal by the Singapore and Tianjin, China operations.

Investment properties, net in China as at December 31, 2016 were $1,234, a decrease of $106 from $1,340 as at June 30, 2016.  The decrease was primarily due to depreciation charged and by the foreign currency exchange difference between the functional currency and U.S. dollars for the six months ended December 31, 2016.

Property, plant and equipment decreased by $993 from $11,283 as at June 30, 2016 to $10,290 as at December 31, 2016, mainly due to depreciation charges amounting to $916, foreign currency exchange difference between functional currency and U.S. dollars from June 30, 2016 to December 31, 2016, and an increase in the disposal of fixed assets by the Malaysia operations for the six months’ period ended December 31, 2016.

Restricted term deposits decreased by $146 from $2,067 as at June 30, 2016 to $1,921 as at December 31, 2016. This decrease was due to the foreign currency exchange difference between functional currency and U.S. dollars from June 30, 2016 to December 31, 2016 which was partially offset by the interest income from the restricted deposits.

Other assets increased by $94 from $1,788 as at June 30, 2016 to $1,882 as at December 31, 2016. The increase in other assets was primarily due to down-payment for purchase of property, plant and equipment for capital purchases in the Tianjin, China operations and by the foreign currency exchange difference between functional currency and U.S. dollars from June 30, 2016 to December 31, 2016.

Utilized lines of credit as at December 31, 2016 decreased by $1,072 to $1,419, from to $2,491 as at June 30, 2016. The decrease in lines of credit was mainly due to re-payment of lines of credit by the Singapore and Tianjin, China operations and foreign currency exchange difference between functional currency and U.S. dollars from June 30, 2016 to December 31, 2016.

Accounts payable as at December 31, 2016 increased by $809 to $3,730 from $2,921 as at June 30, 2016. The increase was mainly due to the increase in creditors’ turnover in the Singapore operations and increased purchases for a new project in the Malaysian operations in the second quarter of fiscal year 2017, as compared to the end of fiscal year 2016. This increase was partially offset by the decrease in the Tianjin, China operations due to non-recurring payments to suppliers which did not exist during the second quarter of fiscal year 2017, as compared to the end of fiscal year 2016.

Accrued expenses as at December 31, 2016 increased by $39 to $2,681 from $2,642 as at June 30, 2016. The increase in accrued expenses was mainly due to an increase in commission expenses and accrued purchases in the Singapore operations and an increase in customer deposits in the Singapore and Chongqing, China operations. These increases were partially offset by the reversal of overprovision of sales tax in the Chongqing, China operations, reversal of accrued legal expenses in the Singapore, Malaysia and Tianjin, China operations and foreign currency exchange difference between functional currency and U.S. dollars from June 30, 2016 to December 31, 2016,

Bank loans payable as at December 31, 2016 decreased by $378 to $1,689, as compared to $2,067 as at June 30, 2016. This was due to the repayment of loans by the Singapore and Malaysia operations and by the foreign currency exchange difference between functional currency and U.S. dollars from June 30, 2016 to December 31, 2016.

Capital leases as at December 31, 2016 decreased by $131 to $607, as compared to $738 as at June 30, 2016. This was due to the repayment of capital leases by the Singapore and Malaysia operations and by the foreign currency exchange difference between functional currency and U.S. dollars from June 30, 2016 to December 31, 2016. The decrease was partially offset by an increase in capital leases in the Malaysia operations.

Liquidity Comparison

Net cash provided by operating activities increased by $2,322 to $3,671 for the six months ended December 31, 2016, compared to $1,349 during the same period of the last fiscal year. The increase in net cash generated by operating activities was primarily due to increase in net income of $117 from June 30, 2016 and an increase in working capital by $41. The increase in working capital was mainly caused by the increase accounts payable and accrued expenses by $930, and decrease in trade accounts receivable by $1,249, other receivables by $217. These were partially offset by the increase in inventories by $284 and an increase in net income by $117, increase in prepaid expenses by $63.

Net cash used in investing activities increased by $906 to $1,102 for the six months ended December 31, 2016, compared to $196 during the same period of the last fiscal year.  The increase in cash outflow in the investing activities was primarily due to an increase in investments in restricted and un-restricted deposits by $421, an increase in capital spending by $450 and a decrease in proceeds from maturing restricted term deposits by $63 during the six months ended December 31, 2016. These decreases were partially offset by the increase in proceeds from disposal of property, plant and equipment by $28.

Net cash used in financing activities increased by $1,176 to $1,475 for the six months ended December 31, 2016, compared to $299 during the same period of the last fiscal year. The increase was mainly due to dividends payment to non-controlling interest of $117 and an increase in repayments of bank loans and capital leases by $32. Moreover, cash generated from financing activities decreased due to a decrease in borrowings from bank loans and capital leases by $912 and decrease in proceeds from lines of credit by $115.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2016, the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective at a reasonable level.

Except as discussed below, there has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2016 that has materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Enterprise Resource Planning (ERP) Implementation

We are in the process of implementing an ERP System, as part of a multi-year plan to integrate and upgrade our systems and processes. The implementation of this ERP system is scheduled to occur in phases over the next few years, and began with the migration of certain of our operational and financial systems in our Singapore operations to the new ERP system during the second quarter of Fiscal 2017. This implementation effort will continue in the third and fourth quarters of Fiscal 2017, when the operational and financial systems in Singapore will be substantially transitioned to the new system.

As a phased implementation of this system occurs, we are experiencing certain changes to our processes and procedures which, in turn, result in changes to our internal control over financial reporting. While we expect the new ERP system to strengthen our internal financial controls by automating certain manual processes and standardizing business processes and reporting across our organization, management will continue to evaluate and monitor our internal controls as processes and procedures in each of the affected areas evolve.

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

TRIO-TECH INTERNATIONAL /s/ Victor H.M. Ting VICTOR H.M. TING Vice President and Chief Financial Officer (Principal Financial Officer) Dated: February 10, 2017