Form 10-Q
period 2017-03-31
TRIO-TECH INTERNATIONAL
filed 2017-05-11
CIK 732026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 or Rule 12b-2  of the Securities Exchange Act of 1934.

Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not  to use the extended transition period for complying with any new or revised financial accounting  standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

		Emerging Growth Company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of May 1, 2017, there were 3,523,055 shares of the issuer’s Common Stock, no par value, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	March 31, 2017	June 30, 2016
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$4,009	$3,807
Short-term deposits	536	295
Trade accounts receivable, less allowance for doubtful accounts of $244 and $270	8,350	8,826
Other receivables	321	596
Inventories, less provision for obsolete inventories of $675 and $697	2,172	1,460
Prepaid expenses and other current assets	308	264
Asset held for sale	83	92
Total current assets	15,779	15,340
NON-CURRENT ASSETS:
Deferred tax assets	376	401
Investment properties, net	1,221	1,340
Property, plant and equipment, net	10,694	11,283
Other assets	1,836	1,788
Restricted term deposits	1,629	2,067
Total non-current assets	15,756	16,879
TOTAL ASSETS	$31,535	$32,219

LIABILITIES
CURRENT LIABILITIES:
Lines of credit	$2,107	$2,491
Accounts payable	3,379	2,921
Accrued expenses	2,574	2,642
Income taxes payable	213	230
Current portion of bank loans payable	199	342
Current portion of capital leases	196	235
Total current liabilities	8,668	8,861
NON-CURRENT LIABILITIES:
Bank loans payable, net of current portion	1,428	1,725
Capital leases, net of current portion	366	503
Deferred tax liabilities	279	216
Other non-current liabilities	43	43
Total non-current liabilities	2,116	2,487
TOTAL LIABILITIES	$10,784	$11,348

EQUITY
TRIO-TECH INTERNATIONAL’S SHAREHOLDERS' EQUITY:
Common stock, no par value, 15,000,000 shares authorized; 3,523,055 and 3,513,055 shares issued and outstanding, respectively, as at March 31, 2017, and June 30, 2016	$10,921	$10,882
Paid-in capital	3,204	3,188
Accumulated retained earnings	3,988	3,025
Accumulated other comprehensive gain-translation adjustments	1,276	2,162
Total Trio-Tech International shareholders' equity	19,389	19,257
Non-controlling interest	1,362	1,614
TOTAL EQUITY	$20,751	$20,871
TOTAL LIABILITIES AND EQUITY	$31,535	$32,219

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
UNAUDITED (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

	Three Months Ended		Nine Months Ended
	Mar. 31,	Mar. 31,	Mar. 31,	Mar. 31,
	2017	2016	2017	2016
Revenue
Manufacturing	$4,230	$4,468	$11,221	$10,884
Testing services	3,977	3,622	12,204	11,106
Distribution	1,581	1,232	4,360	3,566
Others	37	33	115	83
	9,825	9,355	27,900	25,639
Cost of Sales
Cost of manufactured products sold	3,345	3,597	8,762	8,177
Cost of testing services rendered	2,597	2,570	8,069	7,827
Cost of distribution	1,407	1,025	3,899	3,118
Others	29	31	71	92
	7,378	7,223	20,801	19,214

Gross Margin	2,447	2,132	7,099	6,425

Operating Expenses:
General and administrative	1,659	1,600	5,178	4,861
Selling	222	158	587	470
Research and development	51	51	156	148
Loss / (gain) on disposal of property, plant and equipment	30	-	38	(4)
Total operating expenses	1,962	1,809	5,959	5,475

Income from Operations	485	323	1,140	950

Other (Expenses) / Income
Interest expense	(43)	(47)	(149)	(151)
Other income / (expenses) , net	45	(97)	358	129
Total other income / (expenses)	2	(144)	209	(22)

Income from Continuing Operations before Income Taxes	487	179	1,349	928

Income Tax Expenses	(106)	(15)	(256)	(168)

Income from continuing operations before non-controlling interest, net of tax	381	164	1,093	760

Discontinued Operations (Note 19)
Loss from discontinued operations, net of tax	(1)	(1)	(4)	(5)
NET INCOME	380	163	1,089	755

Less: income attributable to non-controlling interest	30	13	126	156
Net Income Attributable to Trio-Tech International Common Shareholder	$350	$150	$963	$599

Amounts Attributable to Trio-Tech International Common Shareholders:
Income from continuing operations, net of tax	351	155	970	607
Loss from discontinued operations, net of tax	(1)	(5)	(7)	(8)
Net Income Attributable to Trio-Tech International Common Shareholders	$350	$150	$963	$599

Basic Earnings per Share:
Basic per share from continuing operations attributable to Trio-Tech International	$0.10	$0.04	$0.28	$0.17
Basic earnings per share from discontinued operations attributable to Trio-Tech International	$-	$-	$-	$-
Basic Earnings per Share from Net IncomeAttributable to Trio-Tech International	$0.10	$0.04	$0.28	$0.17

Diluted Earnings per Share:
Diluted earnings per share from continuing operations attributable to Trio-Tech International	$0.10	$0.04	$0.27	$0.17
Diluted earnings per share from discontinued operations attributable to Trio-Tech International	$-	$-	$-	$-
Diluted Earnings per Share from Net Income
Attributable to Trio-Tech International	$0.10	$0.04	$0.27	$0.17

Weighted average number of common shares outstanding
Basic	3,523	3,563	3,523	3,563
Dilutive effect of stock options	116	13	54	12
Number of shares used to compute earnings per share diluted	3,639	3,576	3,577	3,575

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNAUDITED (IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	Mar. 31, 2017	Mar. 31, 2016	Mar. 31, 2017	Mar. 31, 2016
Comprehensive Income Attributable to Trio-Tech International Common Shareholders:

Net income	$380	$163	$1,089	$755
Foreign currency translation, net of tax	290	779	(1,087)	(624)
Comprehensive Income	670	942	2	131
Less: comprehensive (loss) / income attributable to non-controlling interest	(38)	170	(75)	32
Comprehensive Income Attributable to Trio-Tech International Common Shareholders	$708	$772	$77	$99

 See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(IN THOUSANDS)

	Common Stock		Additional Paid-in	Accumulated Retained	Accumulated Other Comprehensive	Non- Controlling
	Shares	Amount	Capital	Earnings	Income	Interest	Total
		$	$	$	$	$	$

Balance at June 30, 2015	3,513	10,882	3,087	2,246	2,771	1,736	20,722
Stock option expenses	-	-	101	-	-	-	101
Net income	-	-	-	779	-	282	1,061
Dividend declared by subsidiary	-	-	-	-	-	(181)	(181)
Translation adjustment	-	-	-	-	(609)	(223)	(832)
Balance at June 30, 2016	3,513	10,882	3,188	3,025	2,162	1,614	20,871
Stock option expenses	-	-	16	-	-	-	16
Net income	-	-	-	963	-	126	1,089
Dividend declared by subsidiary	-	-	-	-	-	(177)	(177)
Issue of restricted shares to consultant	10	39	-	-	-	-	39
Translation adjustment	-	-	-	-	(886)	(201)	(1,087)
Balance at Mar. 31, 2017	3,523	10,921	3,204	3,988	1,276	1,362	20,751

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)
UNAUDITED (IN THOUSANDS)

	Nine Months Ended
	Mar. 31,	Mar. 31,
	2017	2016
	(Unaudited)	(Unaudited)
Cash Flow from Operating Activities
Net income	$1,089	$755
Adjustments to reconcile net income to net cash flow provided by operating activities
Depreciation and amortization	1,358	1,375
Stock option expenses	16	99
Issue of restricted shares to consultant	39	-
Inventory recovery	(5)	(69)
Bad debt recovery, net	(15)	(4)
Accrued interest expense, net of accrued interest income	132	141
Loss / (Gain) on sale of property, plant and equipment - continued operations	8	(53)
Write-off of property, plant and equipment	30	2
Impairment loss	-	(1)
Warranty recovery, net	(6)	(40)
Deferred tax (benefit) / provision	88	(77)
Changes in operating assets and liabilities, net of acquisition effect
Trade accounts receivable	491	(1,091)
Other receivables	286	23
Other assets	(199)	(100)
Inventories	(729)	(204)
Prepaid expenses and other current assets	(44)	(50)
Accounts payable and accrued expenses	491	722
Income tax payable	(17)	(82)
Net Cash Provided by Operating Activities	3,013	1,346

Cash Flow from Investing Activities
Proceeds from maturing of unrestricted and restricted term deposits and short-term deposits, net	488	63
Investments in restricted and unrestricted deposits	(421)	-
Additions to property, plant and equipment	(1,467)	(887)
Proceeds from disposal of plant, property and equipment	83	210
Net Cash Used in Investing Activities	(1,317)	(614)

Cash Flow from Financing Activities
Repayment on lines of credit	(6,171)	(6,018)
Proceeds from bank loans and capital leases	5,850	5,919
Dividends paid to non-controlling interest	(177)	(117)
Repayment of bank loans and capital leases	(547)	(516)
Net Cash Used in Financing Activities	(1,045)	(732)

Effect of Changes in Exchange Rate	(449)	(166)

NET INCREASE / (DECREASE) IN CASH AND CASH EQUIVALENTS	202	(166)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,807	3,711
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,009	$3,545

Supplementary Information of Cash Flows
Cash paid during the period for:
Interest	$132	$152
Income taxes	$122	$157

Non-Cash Transactions
Capital lease of property, plant and equipment	$49	$183

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT EARNINGS PER SHARE AND NUMBER OF SHARES)

1. ORGANIZATION AND BASIS OF PRESENTATION

Trio-Tech International (“the Company” or “TTI” hereafter) was incorporated in fiscal year 1958 under the laws of the State of California.  TTI provides third-party semiconductor testing and burn-in services primarily through its laboratories in Southeast Asia. In addition, TTI operates testing facilities in the United States.  The Company also designs, develops, manufactures and markets a broad range of equipment and systems used in the manufacturing and testing of semiconductor devices and electronic components. In the third quarter of fiscal year 2017, TTI conducted business in four business segments: Manufacturing, Testing Services, Distribution and Real Estate. TTI has subsidiaries in the U.S., Singapore, Malaysia, Thailand and China as follows:

	Ownership	Location
Express Test Corporation (Dormant)	100%	Van Nuys, California
Trio-Tech Reliability Services (Dormant)	100%	Van Nuys, California
KTS Incorporated, dba Universal Systems (Dormant)	100%	Van Nuys, California
European Electronic Test Centre (Dormant)	100%	Dublin, Ireland
Trio-Tech International Pte. Ltd.	100%	Singapore
Universal (Far East) Pte. Ltd. *	100%	Singapore
Trio-Tech International (Thailand) Co. Ltd. *	100%	Bangkok, Thailand
Trio-Tech (Bangkok) Co. Ltd.	100%	Bangkok, Thailand
(49% owned by Trio-Tech International Pte. Ltd. and 51% owned by Trio-Tech International (Thailand) Co. Ltd.)
Trio-Tech (Malaysia) Sdn. Bhd. (55% owned by Trio-Tech International Pte. Ltd.)	55%	Penang and Selangor, Malaysia
Trio-Tech (Kuala Lumpur) Sdn. Bhd.	55%	Selangor, Malaysia
(100% owned by Trio-Tech Malaysia Sdn. Bhd.)
Prestal Enterprise Sdn. Bhd.	76%	Selangor, Malaysia
(76% owned by Trio-Tech International Pte. Ltd.)
Trio-Tech (Suzhou) Co., Ltd. *	100%	Suzhou, China
Trio-Tech (Shanghai) Co., Ltd. * (Dormant) **	100%	Shanghai, China
Trio-Tech (Chongqing) Co. Ltd. *	100%	Chongqing, China
SHI International Pte. Ltd. (Dormant) (55% owned by Trio-Tech International Pte. Ltd)	55%	Singapore
PT SHI Indonesia (Dormant) (100% owned by SHI International Pte. Ltd.)	55%	Batam, Indonesia
Trio-Tech (Tianjin) Co., Ltd. *	100%	Tianjin, China

*
100% owned by Trio-Tech International Pte. Ltd.
**
Windup in March 30, 2017

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  All significant inter-company accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements are presented in U.S. dollars.  The accompanying condensed consolidated financial statements do not include all the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.  Operating results for the nine months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2017.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the fiscal year ended June 30, 2016.

The Company’s operating results are presented based on the translation of foreign currencies using the respective quarter’s average exchange rate.

2.   NEW ACCOUNTING PRONOUNCEMENTS

The amendments in Accounting Standards Update (“ASU”) 2017-08 ASC Subtopic 310-20 — 'Receivables—Nonrefundable Fees and Other Costs (“ASC Subtopic 310-20”): These amendments shorten the amortization period for certain callable debt securities held at a premium. For public companies, these amendments are effective for annual periods beginning after December 15, 2018, including interim periods within those periods. While early application is permitted, including adoption in an interim period, the Company has not elected to early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s presentation of consolidated financial position or results of operations.

The amendments in ASU 2017-07 ASC Topic 715 — 'Compensation — Retirement Benefits: These amendments improve the presentation of net periodic pension Cost and Net Periodic Postretirement Benefit Cost. For public companies, these amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. While early application is permitted, including adoption in an interim period, the Company has not elected to early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s presentation of consolidated financial position or results of operations.

The amendments in ASU 2017-05 ASC Subtopic 610-20 — 'Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC Subtopic 610-20”): These amendments clarify the scope of asset derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. For public companies, these amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. While early application is permitted, including adoption in an interim period, the Company has not elected to early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s presentation of consolidated financial position or results of operations.

The amendments in ASU 2017-04 ASC Topic 350 — 'Intangibles - Goodwill and Other: These amendments simplify the test for goodwill impairment. For public companies, these amendments are effective for annual periods beginning after December 15, 2019, including interim periods within those periods. While early application is permitted, including adoption in an interim period, the Company has not elected to early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s presentation of consolidated financial position or results of operations.

The amendments in ASU 2017-01 ASC Topic 805 — 'Business: These amendments clarify the definition of a business. The amendments affect all companies and other reporting organizations that must determine whether they have acquired or sold a business. For public companies, these amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. While early application is permitted, including adoption in an interim period, the Company has not elected to early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s presentation of consolidated financial position or results of operations.

The amendments in ASU 2016-18 ASC Topic 230 — 'Statement of Cash Flows: These amendments provide cash flow statement classification guidance. For public business entities, these amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. While early application is permitted, including adoption in an interim period, the Company has not elected to early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s presentation of consolidated financial position and statement of cash flows.

The amendments in ASU 2016-17 ASC Topic 810 — Consolidation: These amendments require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. For public business entities, these amendments are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years. While early application is permitted, including interim reporting periods within those annual reporting periods, the Company has not elected to early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

The amendments in ASU 2016-16 ASC Topic 740 — Income Taxes: These amendments require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. For public business entities, these amendments are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. While early application is permitted, including adoption in an interim period, the Company has not elected to early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

The amendments in ASU 2016-15 ASC Topic 230 —Statement of Cash: These amendments provide cashflow statement classification guidance. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. While early application is permitted, including adoption in an interim period, the Company has not elected to early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

The amendments in ASU 2016-13 ASC Topic 326: Financial Instruments —Credit are issued for the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. For public companies that are not SEC filers, ASC Topic 326 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. While early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, the Company has not yet determined if it will early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

The amendments in ASU 2016-09 ASC Topic 718: Compensation – Stock Compensation are issued to simplify several aspects of the accounting for share-based payment award transactions, including (a) income tax consequences (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. For public business entities, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company has not elected to early adopt and has not yet determined the effects on the Company’s consolidated financial position or results of operations on the adoption of this update.

The amendments in ASU 2016-02 ASC Topic 842: Leases require companies to recognize the following for all leases (with the exception of short-term leases) at the commencement date of the applicable lease: (a) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (b) a right-of-use asset, which is as an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. These amendments become effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, for a variety of entities including a public company. While early adoption is permitted, the Company has not elected to early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

The Financial Accounting Standards Board (“FASB”) has issued converged standards on revenue recognition. Specifically, the Board has issued ASU 2014-09, ASC Topic 606(“ASU 2014-09”). ASU 2014-09 affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). ASU 2014-09 will supersede the revenue recognition requirements in ASC Topic 605, Revenue Recognition (“ASC Topic 605”), and most industry-specific guidance. ASU 2014-09 also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of non-financial assets that are not in a contract with a customer (e.g., assets within the scope of ASC Topic 360, Property, Plant, and Equipment, (“ASC Topic 360”), and intangible assets within the scope of Topic 350, Intangibles—Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in ASU 2014-09. For a public entity, the amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. As the new standards, will supersede substantially all existing revenue guidance affecting the Company under GAAP, it could impact revenue and cost recognition on sales across all the Company's business segments. The Company carried out an evaluation of the impact of this standard on its business and found the adoption of this standard should not have a material effect on its Consolidated Financial Statements.

ASU 2015-14 ASC Topic 606: Deferral of the Effective Date (“ASC Topic 606”) defers the effective date of ASU 2014-09 for all entities by one year. For a public entity, the amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company has not yet determined if it will early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

The amendments in ASU 2015-11 ASC Topic 330: Simplifying the Measurement of Inventory (“ASC Topic 330”) specify that an entity should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using Last-In-First-Out or the retail inventory method. The amendments in ASC Topic 330 are effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. A reporting entity should apply the amendments retrospectively to all periods presented. While early adoption is permitted, the Company has not elected to early adopt. The adoption of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

FASB amended ASU 2014-15 Subtopic 205-40, Presentation of Financial Statements – Going Concern (“ASC Topic 205”) to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. ASC Topic 205 provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments in ASC Topic 205 are effective for annual periods beginning after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. While early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued, the Company has not elected to early adopt. The effectiveness of this update does not have a significant effect on the Company’s consolidated financial position or results of operations.

Other new pronouncements issued but not yet effective until after March 31, 2017 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

3.   TERM DEPOSITS

	Mar. 31, 2017	June 30, 2016
	(Unaudited)
Short-term deposits	$590	$301
Currency translation effect on short-term deposits	(54)	(6)
Total short-term deposits	536	295
Restricted term deposits	1,720	2,085
Currency translation effect on restricted term deposits	(91)	(18)
Total restricted term deposits	1,629	2,067
Total Term deposits	$2,165	$2,362

Restricted term deposits represent the amount of cash pledged to secure loans payable granted by financial institutions and serve as collateral for public utility agreements such as electricity and water and performance bonds related to customs duty payable. Restricted deposits are classified as non-current assets, as they relate to long-term obligations and will become unrestricted only upon discharge of the obligations. Short-term deposits represent bank deposits that do not qualify as cash equivalents.

4. TRADE ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable consists of customer obligations due under normal trade terms. Although management generally does not require collateral, letters of credit may be required from customers in certain circumstances. Management periodically performs credit evaluations of customers’ financial conditions.

Senior management reviews accounts receivable on a periodic basis to determine if any receivables potentially will be uncollectible. Management includes any accounts receivable balances that are determined to be uncollectible in the allowance for doubtful accounts. After all reasonable attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, management believes the allowance for doubtful accounts as of March 31, 2017, and June 30, 2016 was adequate.

The following table represents the changes in the allowance for doubtful accounts:

	Mar. 31, 2017	June 30, 2016
	(Unaudited)
Beginning	$270	$313
Additions charged to expenses	65	21
Recovered / write-off	(80)	(48)
Currency translation effect	(11)	(16)
Ending	$244	$270

5.   LOANS RECEIVABLE FROM PROPERTY DEVELOPMENT PROJECTS

The following table presents Trio-Tech (Chongqing) Co. Ltd (“TTCQ”)’s loan receivable from property development projects in China as of March 31, 2017. The exchange rate is based on the date published by the Monetary Authority of Singapore as of March 31, 2015, since the net loan receivable was “nil” as at March 31, 2017.

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

On November 1, 2010, TTCQ entered into a Memorandum Agreement with JiangHuai Property Development Co. Ltd. (“JiangHuai”) to invest in their property development projects (Project - Yu Jin Jiang An) located in Chongqing City, China. Due to the short-term nature of the investment, the amount was classified as a loan based on ASC Topic 310-10-25 Receivables, amounting to Renminbi (“RMB”) 2,000, or approximately $325. The loan was renewed, but expired on May 31, 2013. TTCQ is in the legal process of recovering the outstanding amount of $325. TTCQ did not generate other income from JiangHuai for the quarter ended March 31, 2017, or for the fiscal year ended June 30, 2016. Based on TTI’s financial policy, a provision for doubtful receivables of $325 on the investment in JiangHuai was recorded during the second quarter of fiscal 2014.

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

6.  INVENTORIES

Inventories consisted of the following:
	Mar. 31, 2017	June 30, 2016
	(Unaudited)
Raw materials	$1,072	$967
Work in progress	1,470	909
Finished goods	345	279
Less: provision for obsolete inventories	(675)	(697)
Currency translation effect	(40)	2
	$2,172	$1,460

The following table represents the changes in provision for obsolete inventories:
	Mar. 31, 2017	June 30, 2016
	(Unaudited)
Beginning	$697	$764
Additions charged to expenses	-	22
Usage - disposition	(5)	(86)
Currency translation effect	(17)	(3)
Ending	$675	$697

7. ASSET HELD FOR SALE

During the fourth quarter of 2015, the operations in Malaysia planned to sell its factory building in Penang, Malaysia. In May 2015, Trio-Tech Malaysia was approached by a potential buyer to purchase the factory building. Negotiation is still ongoing and is subject to approval by Penang Development Corporation. In accordance with ASC Topic 360, during fiscal year 2015, the property was reclassified from investment property, which had a net book value of RM 371, or approximately $92, to asset held for sale, since there was an intention to sell the factory building. The net book values of the building were RM371, or approximately $83, for three months ended March 31, 2017 and RM 371, or approximately $92, for year ended June 30, 2016.

8. INVESTMENTS

Investments were nil as at March 31, 2017 and June 30, 2016.

During the second quarter of fiscal year 2011, the Company entered into a joint venture agreement with JiaSheng to develop real estate projects in China. The Company invested RMB 10,000, or approximately $1,606 based on the exchange rate as of March 31, 2014, published by the Monetary Authority of Singapore, for a 10% interest in the newly formed joint venture, which was incorporated as a limited liability company, Chong Qing Jun Zhou Zhi Ye Co. Ltd. (the “joint venture”), in China. The agreement stipulated that the Company would nominate two of the five members of the Board of Directors of the joint venture and had the ability to assign two members of management to the joint venture. The agreement also stipulated that the Company would receive a fee of RMB 10,000, or approximately $1,606 based on the exchange rate as of March 31, 2014, published by the Monetary Authority of Singapore, for the services rendered in connection with bidding in certain real estate projects from the local government. Upon signing of the agreement, JiaSheng paid the Company RMB 5,000 in cash, or approximately $803 based on the exchange rate published by the Monetary Authority of Singapore as of March 31, 2014. The remaining RMB 5,000, which was not recorded as a receivable as the Company considered the collectability uncertain, would be paid over 72 months commencing in 36 months from the date of the agreement when the joint venture secured a property development project stated inside the joint venture agreement. The Company considered the RMB 5,000, or approximately $803 based on the exchange rate as of March 31, 2014, published by the Monetary Authority of Singapore, received in cash from JiaSheng, the controlling venturer in the joint venture, as a partial return of the Company’s initial investment of RMB10,000, or approximately $1,606 based on the exchange rate as of March 31, 2014, published by the Monetary Authority of Singapore. Therefore, the RMB 5,000 received in cash was offset against the initial investment of RMB 10,000, resulting in a net investment of RMB 5,000 as of March 31, 2014. The Company further reduced its investments by RMB 137, or approximately $22, towards the losses from operations incurred by the joint venture, resulting in a net investment of RMB 4,863, or approximately $781 based on exchange rates published by the Monetary Authority of Singapore as of March 31, 2014.

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

The share transfer (10% interest in the joint venture) was registered with the relevant authorities in China as of end October 2016.

9.   INVESTMENT PROPERTIES

The following table presents the Company’s investment in properties in China as of March 31, 2017. The exchange rate is based on the market exchange rate as of March 31, 2017.

	Investment Date	Investment Amount (RMB)	Investment Amount (U.S. Dollars)
Purchase of rental property – Property I - MaoYe	Jan 04, 2008	5,554	894
Purchase of rental property – Property II - JiangHuai	Jan 06, 2010	3,600	580
Purchase of rental property – Property III - Fu Li	Apr 08, 2010	4,025	648
Currency translation		-	(209)
Gross investment in rental property		13,179	1,913
Accumulated depreciation on rental property	Mar 31, 2017	(4,772)	(692)
Net investment in property – China		8,407	1,221

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

The following table presents the Company’s investment properties in Malaysia as of March 31, 2017. The exchange rate is based on the exchange rate as of June 30, 2015, published by the Monetary Authority of Singapore.

	Investment Date	Investment Amount (RM)	Investment Amount (U.S. Dollars)
Reclassification of rental property – Penang Property I	Dec 31, 2012	681	181
Gross investment in rental property		681	181
Accumulated depreciation on rental property	June 30, 2015	(310)	(83)
Reclassified as “Asset held for sale”	June 30, 2015	(371)	(98)
Net investment in property – Malaysia		-	-

The following table presents the Company’s investment properties in Malaysia as of June 30, 2016. The exchange rate is based on the exchange rate as of June 30, 2015, published by the Monetary Authority of Singapore.

	Investment Date	Investment Amount (RM)	Investment Amount (U.S. Dollars)
Reclassification of rental property – Penang Property I	Dec 31, 2012	681	181
Gross investment in rental property		681	181
Accumulated depreciation on rental property	June 30, 2015	(310)	(83)
Reclassified as “Asset held for sale”	June 30, 2015	(371)	(98)
Net investment in property – Malaysia		-	-

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

Property purchased from MaoYe generated a rental income of $24 and $76 for the three and nine months ended March 31, 2017, respectively, and $25 and $53 for the same periods in the last fiscal year, respectively.

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

Property purchased from JiangHuai did not generate any rental income during the three and nine months ended March 31, 2017 and 2016.

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

For the unit for which the agreement expired in April 2014, a new tenant was identified and a new agreement was executed, which expired on April 30, 2017, which agreement carried an increase in rent of 20% in the first year and approximately 8% for the subsequent years until April 2017.

For the unit for which the agreement expired in August 2014, a new tenant was identified and a rental agreement was executed, which agreement was to expire on August 9, 2016. Although the tenant of this unit defaulted on payment of the quarterly rental due in August 2015, the rental deposit was available to offset the outstanding rent. In early October 2015, TTCQ issued a legal letter to this tenant on the outstanding amounts, to which the tenant has not responded. The August 2014 rental agreement (161 square meters at a monthly rental of RMB 16, and approximately $2) was terminated.

Following the termination of the rental agreement for the 161 square meters’ premises, a new agreement with a new tenant was signed on October 21, 2015 and was to expire in October 2017. Although the tenant of this unit defaulted on payment of the monthly rental due for February 2016, the rental deposit was offset against such default and the balance amount recognized as other income. In March 2016, TTCQ issued a legal letter to this tenant on the outstanding amounts, to which the tenant has not responded. A new rental agreement with another new tenant was signed for these premises, which agreement commence April 1, 2016 and expires on March 31, 2018.

Properties purchased from Fu Li generated a rental income of $13 and $39 for the three and nine months ended March 31, 2017, respectively, while it generated a rental income of $8 and $31, respectively, for the same periods in the last fiscal year.

Penang Property I

During the fourth quarter of 2015, the operations in Malaysia planned to sell its factory building in Penang, Malaysia. In accordance to ASC Topic 360, the property was reclassified from investment property, which had a net book value of RM 371, or approximately $98, to assets held for sale since there was an intention to sell the factory building. In May 2015, Trio-Tech (Malaysia) Sdn. Bhd. (“TTM”) was approached by a potential buyer to purchase the factory building. On September 14, 2015, application to sell the property was rejected by Penang Development Corporation (“PDC”). The rejection was based on the business activity of the purchaser not being suitable to the industry that is being promoted on the said property. PDC made an offer to purchase the property, which was not at the expected value and the offer expired on March 28, 2016. However, management is still actively looking for a suitable buyer. As of March 31, 2017, the net book value was RM 369, or approximately $83.

Summary

Total rental income for all investment properties in China was $37 and $115 for the three and nine months ended March 31, 2017, respectively, and was $33 and $83, respectively, for the same periods in the last fiscal year.

Rental income from the Penang property was nil for both the three and nine months ended March 31, 2017 and 2016, as the property in Penang, Malaysia was vacant at the date of this report.

Depreciation expenses for all investment properties in China were $24 and $71 for the three and nine months ended March 31, 2017, respectively, and were $25 and $77, respectively, for the same periods in the last fiscal year.

10. OTHER ASSETS

Other assets consisted of the following:
	Mar. 31, 2017	June 30, 2016
	(Unaudited)
Down-payment for purchase of investment properties	$1,536	$1,645
Down-payment for purchase of property, plant and equipment	227	113
Deposits for rental and utilities	138	138
Currency translation effect	(65)	(108)
Total	$1,836	$1,788

11. LINES OF CREDIT

The carrying value of the Company’s lines of credit approximates its fair value because the interest rates associated with the lines of credit are adjustable in accordance with market situations when the Company borrowed funds with similar terms and remaining maturities.

As of March 31, 2017, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Expiration	Credit	Unused
Facility	Facility	Rate	Date	Limitation	Credit
Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Ranging from 1.8% to 5.5%	-	$4,434	$2,735
Trio-Tech (Malaysia) Sdn. Bhd.	Lines of Credit	Ranging from 6.3% to 6.7%	-	$712	$712
Trio-Tech (Tianjin) Co., Ltd.	Lines of Credit	5.22%	-	$871	$463

On January 20, 2017, Trio-Tech Tianjin signed an agreement with a bank for an Accounts Receivable Financing facility with the bank for RMB 6,000, or approximately $871, interest is charged at the bank’s lending rate plus a floating interest rate. The effective interest rate is 120% of the bank’s lending rate. The financing facility was set up to facilitate the growing testing operations in our Tianjin operations in China. The bank account for this facility was set up on January 20, 2017 and has started use in fiscal year 2017.

As of June 30, 2016, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Expiration	Credit	Unused
Facility	Facility	Rate	Date	Limitation	Credit
Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Ranging from 1.6% to 5.5%	-	$5,745	$3,856
Trio-Tech (Malaysia) Sdn. Bhd.	Lines of Credit	Ranging from 6.3% to 6.7%	-	$783	$783
Trio-Tech (Tianjin) Co., Ltd.	Lines of Credit	Ranging from 4.9% to 6.3%	-	$1,204	$602

12. ACCRUED EXPENSES

Accrued expenses consisted of the following:
	Mar. 31, 2017	June 30, 2016
	(Unaudited)
Payroll and related costs	$1,182	$1,311
Commissions	97	47
Customer deposits	18	91
Legal and audit	212	297
Sales tax	98	110
Utilities	142	115
Warranty	70	78
Accrued purchase of materials and property, plant and equipment	175	50
Provision for re-instatement	295	308
Other accrued expenses	381	331
Currency translation effect	(96)	(96)
Total	$2,574	$2,642

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

	Mar. 31, 2017	June 30, 2016
	(Unaudited)
Beginning	$76	$103
Additions charged to cost and expenses	26	80
Utilization / reversal	(32)	(105)
Currency translation effect	(2)	(2)
Ending	$68	$76

14.   BANK LOANS PAYABLE

Bank loans payable consisted of the following:	Mar. 31, 2017	June 30, 2016
	(Unaudited)
Note payable denominated in RM to a commercial bank for expansion plans in Malaysia, maturing in August 2024, bearing interest at the bank’s prime rate plus 1.50% (5.25% and 5.45% at March 31, 2017 and June 30, 2016) per annum, with monthly payments of principal plus interest through August 2024, collateralized by the acquired building with a carrying value of $2,604 and 2,898, as at March 31, 2017 and June 30, 2016, respectively.	1,781	2,052

Note payable denominated in U.S. dollars to a commercial bank for expansion plans in Singapore and its subsidiaries, maturing in March 2017, bearing interest at the bank’s lending rate (7.5% for both March 31, 2017 and June 30, 2016) with monthly payments of principal plus interest through April 2017. This note payable is secured by plant and equipment with a carrying value of $237 and $294, as at March 31, 2017 and June 30, 2016, respectively.	19	154

Total Bank loans payable	1,800	2,206

Current portion of bank loan payable	222	352
Currency translation effect on current portion of bank loan	(23)	(10)
Current portion of bank loan payable	199	342
Long term portion of bank loan payable	1,578	1,854
Currency translation effect on long-term portion of bank loan	(150)	(129)
Long term portion of bank loans payable	$1,428	$1,725

Future minimum payments (excluding interest) as at March 31, 2017 were as follows:

2018	$199
2019	194
2020	205
2021	215
2022	227
Thereafter	587
Total obligations and commitments	$1,627

Future minimum payments (excluding interest) as at June 30, 2016 were as follows:

2017	$342
2018	204
2019	215
2020	226
2021	239
Thereafter	841
Total obligations and commitments	$2,067

15.   COMMITMENTS AND CONTINGENCIES

TTM has capital commitments for the purchase of equipment and other related infrastructure costs amounting to RM 3,100, or approximately $450, based on the market exchange rate as at March 31, 2017 as compared to the capital commitment as at June 30, 2016 amounting to RM 1,153, or approximately $287.

Trio-Tech (Tianjin) Co. Ltd. in China has capital commitments for the purchase of equipment and other related infrastructure costs amounting to RMB 2,079, or approximately $470, based on the market exchange rate as at March 31, 2017 as compared to the capital commitment as at June 30, 2016 amounting to RMB 597, or approximately $93.

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

All inter-segment revenue was from the manufacturing segment to the testing and distribution segments. Total inter-segment revenue was $358 and $660 for the three and nine months ended March 31, 2017, respectively, as compared to $247 and $424, respectively, for the same periods in the last fiscal year.  Corporate assets mainly consisted of cash and prepaid expenses. Corporate expenses mainly consisted of stock option expenses, salaries, insurance, professional expenses and directors' fees. Corporate expenses are allocated to the four segments. The following segment information table includes segment operating income or loss after including the corporate expenses allocated to the segments, which gets eliminated in the consolidation.

The following segment information is unaudited for the nine months ended March 31:

Business Segment Information:
	Nine months		Operating		Depr.
	Ended	Net	Income /	Total	and	Capital
	Mar. 31	Revenue	(Loss)	Assets	Amort.	Expenditures

Manufacturing	2017	$11,221	$(153)	$8,321	$141	$89
	2016	$10,884	$358	$7,429	$150	$32

Testing Services	2017	12,204	990	18,814	1,141	1,378
	2016	11,106	469	20,454	1,147	854

Distribution	2017	4,360	235	679	2	-
	2016	3,566	182	664	-	1

Real Estate	2017	115	(20)	3,229	74	-
	2016	83	(89)	3,445	78	-

Fabrication *	2017	-	-	28	-	-
Services	2016	-	-	29	-	-

Corporate &	2017	-	88	464	-	-
Unallocated	2016	-	30	69	-	-

Total Company	2017	$27,900	$1,140	$31,535	$1,358	$1,467
	2016	$25,639	$950	$32,090	$1,375	$887

The following segment information is unaudited for the three months ended March 31:

Business Segment Information:
	Three months		Operating		Depr.
	Ended	Net	Income /	Total	and	Capital
	Mar. 31	Revenue	(Loss)	Assets	Amort.	Expenditures

Manufacturing	2017	$4,230	$169	$8,321	$42	$11
	2016	$4,468	$(13)	$7,429	$43	$13

Testing Services	2017	3,977	200	18,814	376	692
	2016	3,622	109	20,454	370	559

Distribution	2017	1,581	101	679	-	-
	2016	1,232	112	664	-	1

Real Estate	2017	37	(14)	3,229	24	-
	2016	33	(19)	3,445	25	-

Fabrication *	2017	-	-	28	-	-
Services	2016	-	-	29	-	-

Corporate &	2017	-	29	464	-	-
Unallocated	2016	-	134	69	-	-

Total Company	2017	$9,825	$485	$31,535	$442	$703
	2016	$9,355	$323	$32,090	$438	$573

 * Fabrication services is a discontinued operation (Note 19).

17. OTHER INCOME, NET

Other income / (expenses) consisted of the following:

	Three Months Ended		Nine Months Ended
	Mar. 31,	Mar. 31,	Mar. 31,	Mar. 31,
	2017	2016	2017	2016
	Unaudited	Unaudited	Unaudited	Unaudited
Interest income	14	8	26	15
Other rental income	24	24	74	73
Exchange gain / (loss)	(88)	(218)	93	(126)
Other miscellaneous income	95	89	165	167
Total	$45	$(97)	$358	$129

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

The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of ASC Topic 740 Income Tax. The Company had an income tax expense of $106 and $256 for the three and nine months ended March 31, 2017, respectively, as compared to income tax expense of $15 and $168, respectively, for the same periods in the last fiscal year. The increase in income tax expenses was mainly due to higher deferred tax due to timing differences recorded by Singapore and Malaysia operation and higher Withholding tax incurred which is not claimable.

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

The Company accrues penalties and interest related to unrecognized tax benefits when necessary as a component of penalties and interest expenses, respectively. The Company had not accrued any penalties or interest expenses relating to unrecognized benefits at March 31, 2017 and June 30, 2016.

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

In January 2010, the Company established a restructuring plan to close the Testing operation in Shanghai, China. Based on the restructuring plan and in accordance with ASC Topic 205, the Company presented the operation results from Shanghai as a discontinued operation as the Company believed that no continued cash flow would be generated by the discontinued component (Shanghai subsidiary) and that the Company would have no significant continuing involvement in the operations of the discontinued component. The Shanghai operation has completed its winding up process as of March 30, 2017.

The discontinued operations in Indonesia did not incur general and administrative expenses for the three months ended March 31, 2017 but incurred $1 for the nine months ended March 31, 2017, and $5 and $8 for the same periods in the last fiscal year. The Company anticipates that it may incur additional costs and expenses when the winding up of the business of the subsidiary through which the facilities operated takes place. Management has assessed the costs and expenses to be immaterial, thus no accrual has been made.

Income / (loss) from discontinued operations was as follows:

	Three Months Ended		Nine Months Ended
	Mar. 31, 2017	Mar. 31, 2016	Mar. 31, 2017	Mar. 31, 2016
	Unaudited	Unaudited	Unaudited	Unaudited

Revenue	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross margin	-	-	-	-

Operating expenses:
General and administrative	-	5	1	8
Total	-	5	1	8

Loss from discontinued operations	-	(5)	(1)	(8)

Other (expenses) / income	(1)	4	(3)	3

Loss from discontinued operations	$(1)	$(1)	$(4)	$(5)

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

As of March 31, 2017, there were 542,500 stock options outstanding, of which 137,500 stock options with exercise prices ranging from $3.81 to $4.14 per share were excluded in the computation of diluted EPS because they were anti-dilutive.

As of March 31, 2016, there were 505,000 stock options outstanding, of which 390,000 stock options with exercise prices ranging from $3.10 to $3.81 per share were excluded in the computation of diluted EPS because they were anti-dilutive.

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted EPS for the years presented herein:

	Three Months Ended		Nine Months Ended
	Mar. 31,	Mar. 31,	Mar. 31,	Mar. 31,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Income attributable to Trio-Tech International common shareholders from continuing operations, net of tax	$351	$155	$970	$607
Loss attributable to Trio-Tech International common shareholders from discontinued operations, net of tax	(1)	(5)	(7)	(8)
Net Income Attributable to Trio-Tech International Common Shareholders	$350	$150	$963	$599

Weighted average number of common shares outstanding - basic	3,523	3,563	3,523	3,563

Dilutive effect of stock options	116	13	54	12
Number of shares used to compute earnings per share - diluted	3,639	3,576	3,577	3,575

Basic earnings per share from continuing operations attributable to Trio-Tech International	$0.10	0.04	0.28	0.17
Basic earnings per share from discontinued operations attributable to Trio-Tech International	-	-	-	-
Basic earnings per share from net income attributable to Trio-Tech International	$0.10	$0.04	$0.28	$0.17

Diluted earnings per share from continuing operations attributable to Trio-Tech International	$0.10	0.04	0.27	0.17
Diluted earnings per share from discontinued operations attributable to Trio-Tech International	-	-	-	-
Diluted earnings per share from net income attributable to Trio-Tech International	$0.10	$0.04	$0.27	$0.17

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

Assumptions

The fair value for the options granted were estimated using the Black-Scholes option pricing model with the following weighted average assumptions, assuming no expected dividends:

Nine Months Ended March 31,
	2017	2016
Expected volatility	47.29% to 104.94%	60.41% to 104.94%
Risk-free interest rate	0.30% to 1.05%	0.30% to 1.05%
Expected life (years)	2.50 – 3.25	2.50 – 3.25

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

On March 30, 2017, the Company granted options to purchase 37,500 shares of its Common Stock to employee directors pursuant to the 2007 Employee Plan during the nine months ended March 31, 2017. The Company recognized stock-based compensation expenses of $4 in the nine months ended March 31, 2017 under the 2007 Employee Plan. The balance of unamortized stock-based compensation of $6 based on fair value on the grant date related to options granted under the 2007 Employee Plan is to be recognized over a period of three years. No stock options were exercised during the three and nine months ended March 31, 2017. The weighted-average remaining contractual term for non-vested options was 4.47 years.

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

As of March 31, 2017, there were vested employee stock options covering a total of 79,375 shares of Common Stock. The weighted-average exercise price was $3.36 and the weighted average contractual term was 2.61 years. The total fair value of vested employee stock options was $267 and remains outstanding as of March 31, 2017.

As of March 31, 2016, there were vested employee stock options covering a total of 51,250 shares of Common Stock. The weighted-average exercise price was $3.28 and the weighted average contractual term was 3.07 years. The total fair value of vested employee stock options was $168 and remained outstanding as of March 31, 2016.

A summary of option activities under the 2007 Employee Plan during the Nine-month period ended March 31, 2017 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2016	90,000	$3.26	3.42	$30
Granted	37,500	4.14	5.00	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at March 31, 2017	127,500	$3.52	3.35	$79
Exercisable at March 31, 2017	79,375	$3.36	2.61	$62

A summary of option activities under the 2007 Employee Plan during the Nine-month period ended March 31, 2016 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2015	130,000	$3.93	1.57	$-
Granted	40,000	3.26	4.97	4
Exercised	-	-	-	-
Forfeited or expired	(80,000)	4.35	-	-
Outstanding at March 31, 2016	90,000	$3.26	3.67	$-
Exercisable at March 31, 2016	51,250	$3.28	3.07	$-

A summary of the status of the Company’s non-vested employee stock options during the nine months ended March 31, 2017 is presented below:

	Options	Weighted Average Grant-Date Fair Value

Non-vested at July 1, 2016	38,750	$3.22
Granted	37,500	4.14
Vested	(28,125)	3.19
Forfeited	-	-
Non-vested at March 31, 2017	48,125	$3.77

A summary of the status of the Company’s non-vested employee stock options during the nine months ended March 31, 2016 is presented below:

	Options	Weighted Average Grant-Date Fair Value

Non-vested at July 1, 2015	17,500	$1.69
Granted	40,000	3.26
Vested	(18,750)	(3.26)
Forfeited	-	-
Non-vested at March 31, 2016	38,750	$3.20

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

On March 30, 2017, the Company granted options to purchase 50,000 shares of its Common Stock to directors pursuant to the 2007 Directors Plan with an exercise price equal to the fair market value of Common Stock (as defined under the 2007 Directors Plan in conformity with Regulation 409A or the Internal Revenue Code of 1986, as amended) at the date of grant. The fair value of the options granted to purchase 50,000 shares of the Company’s Common Stock was approximately $207 based on the fair value of $4.14 per share determined by the Black Scholes option pricing model. As all of the stock options granted under the 2007 Directors Plan vest immediately at the date of grant, there were no unvested stock options granted under the 2007 Directors Plan as of March 31, 2017. The Company recognized stock-based compensation expenses of $12 in the nine months ended March 31, 2017 under the 2007 Directors Plan. No stock options were exercised during the nine months ended March 31, 2017. There were 80,000 shares of Common Stock available for grant under the 2007 Directors Plan.

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

A summary of option activities under the 2007 Directors Plan during the nine months ended March 31, 2017 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2016	415,000	$3.14	3.29	$198
Granted	50,000	4.14	5.00	-
Exercised	-	-	-	-
Forfeited or expired	(50,000)	2.30	-	-
Outstanding at March 31, 2017	415,000	$3.36	3.18	$325
Exercisable at March 31, 2017	415,000	$3.36	3.18	$325

A summary of option activities under the 2007 Directors Plan during the nine months ended March 31, 2016 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2015	365,000	$3.65	1.99	$53
Granted	200,000	3.12	3.54	-
Exercised	-	-	-	-
Forfeited or expired	(150,000)	(4.35)	-	-
Outstanding at March 31, 2016	415,000	3.14	4.97	91
Exercisable at March 31, 2016	415,000	3.14	4.97	91

22.  FAIR VALUE OF FINANCIAL INSTRUMENTS APPROXIMATE CARRYING VALUE

In accordance with the ASC Topic 825, the following presents assets and liabilities measured and carried at fair value and classified by level of the following fair value measurement hierarchy in accordance to ASC 820:

There were no transfers between Levels 1 and 2 during the three and nine months ended March 31, 2017 and 2016.

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

TTI generated approximately 99.7% of its revenue from its three core business segments in the test and measurement industry, i.e. manufacturing of test equipment, testing services and distribution of test equipment during the three months ended March 31, 2017. To reduce our risks associated with sole industry focus and customer concentration, the Company expanded its business into the real estate investment and oil and gas equipment fabrication businesses in 2007 and 2009, respectively. The Company’s Indonesia operation and the Indonesia operation’s immediate holding company, which comprised the fabrication services segment, suffered continued operating losses since it commenced its operations, and the cash flow was minimal in the past years. The Company established a restructuring plan to close the fabrication services operation, and in accordance with ASC Topic 205, Presentation of Financial Statement Discontinued Operations (“ASC Topic 205”), the Company presented the operation results from fabrication services as a discontinued operation. The Real Estate segment contributed only 0.3% to the total revenue and has been insignificant since the property market in China has slowed down due to control measures in China.

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

Third Quarter Fiscal 2017 Highlights

●
Total revenue increased by $470, or 5.0%, to $9,825 for the third quarter of fiscal 2017, as compared to $9,355 for the same period in fiscal 2016.
●
Manufacturing segment revenue decreased by $238, or 5.3%, to $4,230 for the third quarter of fiscal 2017, as compared to $4,468 for the same period in fiscal 2016.
●
Testing segment revenue increased by $355, or 9.8%, to $3,977 for the third quarter of fiscal 2017, as compared to $3,622 for the same period in fiscal 2016.
●
Distribution segment revenue increased by $349, or 28.3%, to $1,581 for the third quarter of fiscal 2017, as compared to $1,232 for the same period in fiscal 2016.
●
Real estate segment revenue increased by $4, or 12.1%, to $37 for the third quarter of fiscal 2017, as compared to $33 for the same period in fiscal 2016.
●
Gross profit margin in absolute dollars increased by $315, or 14.8%, to $2,447 for the third quarter of fiscal 2017, as compared to $2,132 for the same period in fiscal 2016.
●
The overall gross profit margin increased by 2.1% to 24.9% for the third quarter of fiscal 2017, from 22.8% for the same period in fiscal 2016.
●
Income from operations for the third quarter of fiscal 2017 was $485, an increase of $162 or 50.2%, as compared to $323 for the same period in fiscal 2016.
●
General and administrative expenses increased by $59, or 3.7%, to $1,659 for the third quarter of fiscal year 2017, from $1,600 for the same period in fiscal year 2016.
●
Selling expenses increased by $64, or 40.5%, to $222 for the third quarter of fiscal year 2017, from $158 for the same period in fiscal year 2016.
●
Other income improved by $142 to $45 in the third quarter of fiscal year 2017 compared to a loss of $97 for the same period in fiscal year 2016.
●
Tax expense for the third quarter of fiscal year 2017 was $106, an increase of $91, as compared to $15 in the same period in fiscal year 2016.
●
During the third quarter of fiscal year 2017, income from continuing operations before non-controlling interest, net of tax was $381, an increase of $217, as compared to $164 for the same period in fiscal year 2016.
●
Net income attributable to non-controlling interest for the third quarter of fiscal year 2017 was $30, as compared to $13 in the same period in fiscal year 2016.
●
Working capital increased by $632, or 9.8%, to $7,111 as of March 31, 2017, compared to $6,479 as of June 30, 2016.
●
Earnings per share for the three months ended March 31, 2017 was $0.10, an increase of $0.06, as compared to $0.04 for the same period in fiscal year 2016.
●
Total assets decreased by $684 or 2.1% to $31,535 as of March 31, 2017, compared to $32,219 as of June 30, 2016,
●
Total liabilities decreased by $564 or 5.0% to $10,784 as of March 31, 2017, compared to $11,348 as of June 30, 2016.

Results of Operations and Business Outlook

The following table sets forth our revenue components for the three and nine months ended March 31, 2017 and 2016, respectively.

	Three Months Ended		Nine Months Ended
	Mar. 31,	Mar. 31,	Mar. 31,	Mar. 31,
	2017	2016	2017	2016
(Unaudited)
Manufacturing	43.1%	47.8%	40.2%	42.5%
Testing Services	40.5	38.7	43.7	43.3
Distribution	16.1	13.2	15.6	13.9
Real Estate	0.3	0.3	0.5	0.3
Total	100.0%	100.0%	100.0%	100.0%

Revenue for the three months and nine months ended March 31, 2017 was $9,825 and $27,900, respectively, an increase of $470 and $2,261, respectively, when compared to the revenue for the same periods of the prior fiscal year. As a percentage, revenue increased by 5.0% and 8.8% for the three and nine months ended March 31, 2017, respectively, when compared to total revenue for the same periods of the prior year.

For the three months ended March 31, 2017, the $470 increase in overall revenue was primarily due to
●
an increase in the manufacturing segment in the Singapore and Suzhou, China, operations,
●
an increase in the testing segment in the Singapore, Malaysia, Suzhou, China and Bangkok, Thailand operations,
●
an increase in the distribution segment in the Singapore operations and
●
an increase in the real estate segment in China

These increases were partially offset by the
●
decrease in revenue in the manufacturing segment in the Singapore and U.S. operations,
●
decrease in revenue in the distribution segment in the Malaysia and Suzhou, China operations
●
exchange differences between local currency and U.S. dollar

For the nine months ended March 31, 2017, the $2,261 increase in overall revenue was primarily due to
●
an increase in the manufacturing segment in the Singapore and Suzhou, China operations,
●
an increase in the testing segment in the Singapore, Malaysia and Bangkok, Thailand operations,
●
an increase in the distribution segment in the Singapore operations and
●
an increase in the real estate segment in China

These increases were partially offset by the
●
decrease in revenue in the manufacturing segment in the U.S. operations,
●
decrease in revenue in the testing segment in the Suzhou, China operations,
●
decrease in revenue in the manufacturing segment in the Malaysia operations
●
exchange differences between local currency and U.S. dollar

Revenue into and within China, the Southeast Asia regions and other countries (except revenue into and within the U.S.) increased by $633 (or 7.2%) to $9,406, and by $2,490 (or 10.3%) to $26,739 for the three and nine months ended March 31, 2017, respectively, as compared to $8,773 and $24,249, respectively, for the same periods of last fiscal year.

Revenue into and within the U.S. was $419 and $1,162 for the three and nine months ended March 31, 2017, respectively, a decrease of $163 (or 28.0%) and $228 (or 16.4%), respectively, from $582 and $1,390 for the same periods of last fiscal year, respectively.

Revenue for the three and nine months ended March 31, 2017 is discussed within the four segments as follows:

Manufacturing Segment

Revenue in the manufacturing segment as a percentage of total revenue was 43.1% and 40.2% for the three and nine months ended March 31, 2017, respectively, a decrease of 4.7% and 2.3% of total revenue, respectively, when compared to the same periods of the last fiscal year.  The absolute amount of revenue decreased by $238 to $4,230 from $4,468 and increased by $337 to $11,221 from $10,884 for the three and nine months ended March 31, 2017, respectively, compared to the same periods of the last fiscal year.

Revenue in the manufacturing segment for the three months ended March 31, 2017 decreased primarily due to a decrease in the manufacturing revenue from customers in our Singapore and U.S. operations, which was partially offset by an increase in manufacturing revenue from customers in our Suzhou, China operations.

Revenue in the manufacturing segment for the nine months ended March 31, 2017 increased primarily due to an increase in the manufacturing revenue from customers in our Singapore and Suzhou, China operations, which was partially offset by a decrease in manufacturing revenue from customers in our U.S. operations.

The revenue in the manufacturing segment from a major customer accounted for 55.9% and 66.6% of our total revenue in the manufacturing segment for the three months ended March 31, 2017 and 2016, respectively, and 56.0% and 59.6% of our total revenue in the manufacturing segment for the nine months ended March 31, 2017 and 2016, respectively.

The future revenue in our manufacturing segment will be significantly affected by the purchase and capital expenditure plans of this major customer, if the customer base cannot be increased.

Testing Services Segment

Revenue in the testing segment as a percentage of total revenue was 40.5% and 43.7% for the three and nine months ended March 31, 2017, an increase of 1.8% and 0.4%, respectively, of total revenue when compared to the same periods of the last fiscal year.  The absolute amount of revenue increased by $355 to $3,977 from $3,622 and by $1,098 to $12,204 from $11,106 for the three and nine months ended March 31, 2017, respectively, compared to the same periods of the last fiscal year.

Revenue in the testing segment for the three and nine months ended March 31, 2017 increased primarily due to an increase in testing volume as a result of an increase in orders from customers in our Singapore, Malaysia and Bangkok, Thailand operations. The increase was partially offset by a decrease in testing revenue as a result of foreign currency exchange differences between local currency and U.S dollar in our Tianjin, China operations, where the increase in volume more than compensated for the decrease in average selling price.

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

Distribution Segment

Revenue in the distribution segment as a percentage of total revenue was 16.1% and 15.6% for the three and nine months ended March 31, 2017, an increase of 2.9% and 1.7%, respectively, when compared to the same periods of the prior fiscal year.  The absolute amount of revenue increased by $349 to $1,581 from $1,232, and increased by $794 to $4,360 from $3,566 for three and nine months ended March 31, 2017, respectively, compared to the same periods of the last fiscal year.

Revenue in the distribution segment for the three and nine months ended March 31, 2017 increased primarily due to an increase in demand for products in the Singapore operation, which was partially offset by a decrease in demand in the Malaysia and Suzhou, China operations.

Demand in the distribution segment varies depending on the demand for our customers’ products and the changes taking place in the market and our customers’ forecasts.  Hence it is difficult to accurately forecast fluctuations in the market.

Real Estate Segment

The real estate segment accounted for 0.3% of total net revenue for both the three and nine months ended March 31, 2017. The absolute amount of revenue in the real estate segment increased by $4 to $37 from $33 and by $32 to $115 from $83 for the three and nine months ended March 31, 2017, respectively, compared to the same periods of the last fiscal year. The increase was primarily due to an increase in rental income in the real estate segment for the three and nine months ended March 31, 2017 as described below.

The two main revenue components for the real estate segment were investment income and rental income.

During fiscal year 2007, TTI invested in real estate property in Chongqing, China, which has generated income in the form of rental revenue and investment returns from deemed loan receivables, which are classified as other income. The rental income is generated from the rental properties in MaoYe, JiangHuai and FuLi in Chongqing, China. In the second quarter of fiscal 2015, the investment in JiaSheng, which was deemed as loans receivable, was transferred to down payment for purchase of investment property in China.

Trio-Tech Chongqing Co., Ltd. (“TTCQ”) invested RMB 5,554 in rental properties in MaoYe during fiscal year 2008, RMB 3,600 in rental properties in JiangHuai during fiscal year 2010 and RMB 4,025 in rental properties in FuLi during fiscal year 2010. The total investment in properties in China was RMB 13,179, or approximately $1,913 and $1,983 as at March 31, 2017 and June 30, 2016, respectively. The carrying value of these investment properties in China was RMB 8,407 and RMB 8,901, or approximately $1,221 and $1,340 as at March 31, 2017 and June 30, 2016, respectively. For the three and nine months ended March 31, 2017, these properties generated a total rental income of $37 and $115, respectively, as compared to $33 and $83, respectively, for the same periods of the last fiscal year. TTCQ’s investment in properties that generated rental income is discussed further in this Form 10-Q.

TTCQ has yet to receive the title deed for properties purchased from JiangHuai. TTCQ is in the legal process of obtaining the title deed, which is dependent on JiangHuai completing the entire project. JiangHuai property did not generate any income during the three and nine months ended March 31, 2017, and 2016.

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

The share transfer (10% interest in the joint venture) was registered with the relevant authorities in China as of end October 2016.

Uncertainties and Remedies

There are several influencing factors which create uncertainties when forecasting performance, such as the constantly changing nature of technology, specific requirements from the customer, decline in demand for certain types of burn-in devices or equipment, decline in demand for testing services and fabrication services, and other similar factors. One factor that influences uncertainty is the highly competitive nature of the semiconductor industry. Another is that some customers are unable to provide a forecast of the products required in the upcoming weeks; hence it is difficult to plan for the resources needed to meet these customers’ requirements due to short lead time and last minute order confirmation. This will normally result in a lower margin for these products, as it is more expensive to purchase materials in a short time frame.  However, the Company has taken certain actions and formulated certain plans to deal with and to help mitigate these unpredictable factors.  For example, in order to meet manufacturing customers’ demands upon short notice, the Company maintains higher inventories, but continues to work closely with its customers to avoid stock piling.  We believe that we have improved customer service from staff by keeping our staff through our efforts to keep our staff up to date on the newest technology and stressing the importance of understanding and meeting the stringent requirements of our customers.  Finally, the Company is exploring new markets and products, looking for new customers, and upgrading and improving burn-in technology while at the same time searching for improved testing methods of higher technology chips.

We are in the process of implementing an Enterprises Resources Planning (“ERP”) system, as part of multi-year plan to integrate and upgrade our systems and processes. The implementation of this ERP system is scheduled to occur in phases over the next few years, and began with the migration of certain of our operational and financial systems in our Singapore operations to the new ERP system during the second quarter of fiscal 2017. This implementation effort will continue in the fourth quarter of fiscal 2017, when the operational and financial systems in Singapore will be substantially transitioned to the new system. Implementation of a new ERP system involves risks and uncertainties. Any disruptions, delays or deficiencies in the design or implementation of the new system could result in increased costs and adversely affect our ability to timely report our financial results, which could negatively impact our business and results of operations.

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

Comparison of the Three Months Ended March 31, 2017 and March 31, 2016

The following table sets forth certain consolidated statements of income data as a percentage of revenue for the three months ended March 31, 2017 and 2016, respectively:

	Three Months Ended
	Mar. 31, 2017	Mar. 31, 2016
(Unaudited)
Revenue	100.0%	100.0%
Cost of sales	75.1	77.2
Gross Margin	24.9%	22.8%
Operating expenses
General and administrative	16.9%	17.1%
Selling	2.3	1.7
Research and development	0.5	0.5
Loss on disposal of property, plant and equipment	0.3	-
Total operating expenses	20.0%	19.3%
Income from Operations	4.9%	3.5%

Overall Gross Margin

Overall gross margin as a percentage of revenue increased by 2.1% to 24.9% for the three months ended March 31, 2017, from 22.8% for the same period of the last fiscal year, primarily due to an increase in the gross profit margin across all business segments. In terms of absolute dollar amounts, gross profit increased by $315 to $2,447 for the three months ended March 31, 2017, from $2,132 as compared to the same period of the last fiscal year.

Gross profit margin as a percentage of revenue in the manufacturing segment increased by 1.4% to 20.9% for the three months ended March 31, 2017, from 19.5% in the same period of the last fiscal year. The increase in gross margin was due to the change in product mix, which changes frequently as a result of changes in market demand. This segment increased sales of products that had lower profit margins and decreased sale of products that had higher profit margins due to the change in product mix in the manufacturing segment, as compared to the same period of last fiscal year. As a result of the change in product mix, the decrease in manufacturing revenue was less than the decrease in cost for the three months ended March 31, 2017, as compared to the same period last fiscal year. In absolute dollar amounts, gross profits in the manufacturing segment increased by $14 to $885 for the three months ended March 31, 2017 from $871 for the same period of last fiscal year.

Gross profit margin as a percentage of revenue in the testing segment increased by 5.7% to 34.7% for the three months ended March 31, 2017, from 29.0% in the same period of the last fiscal year. The increase was primarily due to an increase in testing volume in the testing operations throughout all the testing operations, namely the Singapore, Malaysia, Tianjin, China, Suzhou, China and Bangkok, Thailand operations. These increases were despite a lower average selling price in the Tianjin, China operations. Furthermore, the Tianjin, China operations increased production efficiency, reducing their labor cost. A significant portion of our cost of goods sold is fixed in the testing segment. Thus, as the demand of services and factory utilization increase, the fixed costs are spread over the increased output, which increases the gross profit margin. Overall, the testing operations increased their utilization. In absolute dollar amounts, gross profit in the testing segment increased by $328 to $1,380 for the three months ended March 31, 2017 from $1,052 for the same period of the last fiscal year.

The gross profit margin of the distribution segment is not only affected by the market price of our products, but also our product mix, which changes frequently as a result of changes in market demand. Gross profit margin as a percentage of revenue in the distribution segment decreased by 5.8% to 11.0% for the three months ended March 31, 2017, from 16.8% in the same period of the last fiscal year. The decrease in gross margin as a percentage of revenue was due to the change in product mix in the distribution segment and an increase in volume, as this segment had an increase in sales of products that had lower profit margin and a decline in sales of products that had higher profit margin, as compared to the same period of last fiscal year. This resulted in the distribution segment seeing a lower gross profit margin. In terms of absolute dollar amounts, gross profit in the distribution segment for the three months ended March 31, 2017 was $174, a decrease of $33 as compared to $207 in the same period of last fiscal year.

Gross profit margin as a percentage of revenue in the real estate segment was 21.6% for the three months ended March 31, 2017, as compared to a gross profit margin of 6.1% in the same period of the last fiscal year. In absolute dollar amounts, gross profit in the real estate segment for the three months ended March 31, 2017 was $8, as compared to $2 in the same period of last fiscal year.

Operating Expenses

Operating expenses for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended
	Mar. 31, 2017	Mar. 31, 2016
(Unaudited)
General and administrative	$1,659	$1,600
Selling	222	158
Research and development	51	51
Loss on disposal of property, plant and equipment	30	-
Total	$1,962	$1,809

General and administrative expenses increased by $59, or 3.7%, from $1,600 to $1,659 for the three months ended March 31, 2017 compared to the same period of last fiscal year. The increase in the general and administrative expenses was mainly attributable to the increase in stock option and issuance expenses, in addition to timing difference in professional fees in the same period last fiscal year, which did not exist during the three months ended March 31, 2017. This was partially offset by a decrease in payroll related expenses in the Singapore operations.

Selling expenses increased by $64, or 40.5%, for the three months ended March 31, 2017, from $158 to $222, as compared to the same period of the last fiscal year. The increase was mainly due to an increase in travel expenses and commission expenses as the commissionable revenue increased in the Singapore operations, as compared to the same period last fiscal year.

During the three months ended March 31, 2017, there was a loss on disposal of property, plant and equipment amounting to $30, as compared to nil in the same period of last fiscal year. Fixed assets were written off in the Malaysia and Tianjin, China operations as part of routine operational review of assets during the nine months ended March 31, 2017, as compared to the same period last fiscal year.

Income from Operations

Income from operations was $485 for the three months ended March 31, 2017, as compared to $323 for the same period of last fiscal year. The increase was mainly due to the increase in gross margin, which was partially offset with the increase in operating expenses, as previously discussed.

Interest Expense

Interest expense for the third quarter of fiscal years 2017 and 2016 were as follows:

	Three Months Ended
	Mar. 31, 2017	Mar. 31, 2016
(Unaudited)
Interest expense	$(43)	$(47)

Interest expenses decreased primarily due to repayment of lines of credit and decrease of interest rate charged by the financial institution in one of the operations. Lines of credit were $6,017 for the period ending March 31, 2017, as compared to $7,776 for the same period in the previous fiscal year. Although overall lines of credit decreased, utilization increased. $2,107 were used as at March 31, 2017, as compared to $1,321 as at March 31, 2016. As of March 31, 2017, the Company had unused lines of credit of $3,910 as compared to $6,455 as at March 31, 2016.

Other Income/(Loss)

Other income/(loss) for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended
	Mar. 31, 2017	Mar. 31, 2016
(Unaudited)
Subsidies and Productive innovative credit	$39	$62
Other miscellaneous income	94	59
Exchange loss	(88)	(218)
Other income/(loss), net	$45	$(97)

Other income for the three months ended March 31, 2017 was $45, an improvement of $142 as compared to a loss of $97 for the same period last fiscal year. This increase was mainly attributable to foreign currency exchange difference between functional currency and U.S. dollars contributing to a $130 decrease in exchange loss of $88 for the three months ended March 31, 2017 as compared to $218 for the same period in last fiscal year.

Income Tax Expenses

Income tax expense for the three months ended March 31, 2017 was $106, as compared to $15 for the same period last fiscal year. The increase in income tax expenses was mainly due to an increase in income in the subsidiaries which do not have carry forward tax losses and higher withholding tax payment, and a change from deferred tax benefit in the same period last fiscal year to deferred tax expense for timing differences recorded by the Malaysia operations.

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

Tax expense for the three months ended March 31, 2017 and 2016 included $26 and $3, respectively, representing the tax withheld by the China, Malaysia and Thailand subsidiaries for the payments made to the Singapore subsidiary that is not recoverable. The taxes withheld by the China, Malaysia and Thailand subsidiaries were paid to the Inland Revenue department of the respective countries.

Non-controlling Interest

As of March 31, 2017, we held a 55% interest in Trio-Tech (Malaysia) Sdn. Bhd., Trio-Tech (Kuala Lumpur) Sdn. Bhd., SHI International Pte. Ltd. and PTSHI Indonesia, and a 76% interest in Prestal Enterprise Sdn. Bhd. The non-controlling interest for the three months ended March 31, 2017, in the net income of subsidiaries, was $30, as compared to $13 for the same period of the previous fiscal year. The increase in the non-controlling interest in the net income of subsidiaries was attributable to the increase in net income generated by the Malaysia testing operation.

Loss from Discontinued Operations

The discontinued operations in Indonesia incurred general and administrative expenses of $1 for three months ended March 31, 2017 and did not incur general and administrative expenses for the same period in last fiscal year.

The discontinued operation in Shanghai was wound up in March 2017. That operation did not incur any general and administrative expenses for three months ended March 31, 2017 and 2016.

Net Income

Net income attributable to Trio-Tech International Common shareholders was $350 for the three months ended March 31, 2017, an increase of $200 as compared to $150 for the three months ended March 31, 2016. The increase in net income was mainly due to the increase in gross margin and improvement in other income, which was partially offset by the increase in operating expenses and tax expenses, as previously discussed.

Earnings per Share

Basic and diluted earnings per share from continuing operations was $0.10 for the three months ended March 31, 2017 as compared to $0.04 for the same period in the last fiscal year. Basic and diluted earnings per share from discontinued operations were nil for both the three months ended March 31, 2017 and 2016.

Segment Information

The revenue, gross margin and income from each segment for the third quarter of fiscal years 2017 and 2016, respectively, are presented below. As the revenue and gross margin for each segment have been discussed in the previous section, only the comparison of income from operations is discussed below.

Manufacturing Segment

The revenue, gross margin and income or loss from operations for the manufacturing segment for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended
	Mar. 31, 2017	Mar. 31, 2016
(Unaudited)
Revenue	$4,230	$4,468
Gross margin	20.9%	19.5%
Income/(loss) from operations	$169	$(13)

Income from operations in the manufacturing segment was $169 for the three months ended March 31, 2017, an increase of $182, compared to a loss of $13 in the same period of the last fiscal year. The increase was primarily due to a decrease in operating expenses by $168, and an increase of $14 in gross margin as discussed earlier. Operating expenses for the manufacturing segment were $716 and $884 for the three months ended March 31, 2017 and 2016, respectively. The decrease in operating expenses was mainly due to a decrease in general and administrative expenses by $350, which was partially offset by an increase of $28 in selling expenses and increase of $154 in Corporate charges as compared to the same period of last fiscal year. General and administrative expenses decreased primarily due to the decrease in allocation of regional office expenses as compared to last fiscal year. The decrease was due to restructuring the basis of charging the regional office expenses. Selling expenses were higher as compared to the same period in the prior year primarily due to an increase in travel expenses and commission expenses as a result of higher commissionable sales in the Singapore operations, whereas Corporate charges are allocated on a pre-determined fixed charge basis.

Testing Segment

The revenue, gross margin and income from operations for the testing segment for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended
	Mar. 31, 2017	Mar. 31, 2016
(Unaudited)
Revenue	$3,977	$3,622
Gross margin	34.7%	29.0%
Income from operations	$200	$109

Income from operations in the testing segment for the three months ended March 31, 2017 was $200, an increase of $91, compared to $109 for the same period of last fiscal year. The increase in operating income was mainly attributable to an increase in revenue by $355, resulting in an increase of $328 in gross margin, as discussed earlier. Operating expenses were $1,180 and $943 for the three months ended March 31, 2017 and 2016, respectively. This increase was mainly due to an increase in general and administrative expenses, selling expenses and loss on disposal of property, plant and equipment. General and administrative expenses increased primarily due to the increase in allocation of regional office expenses as compared to last fiscal year. The increase was due to restructuring the basis of charging the regional office expenses, as compared to last fiscal year and an increase in withholding tax, renovation and professional expenses in the Malaysia operations, while selling expenses increased due to travelling and commission expenses. Selling expenses were higher as compared to the same period in the prior year primarily due to an increase in travel expenses and commission expenses as a result of higher commissionable sales.

Distribution Segment

The revenue, gross margin and income from operations for the distribution segment for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended
	Mar. 31, 2017	Mar. 31, 2016
(Unaudited)
Revenue	$1,581	$1,232
Gross margin	11.0%	16.8%
Income from operations	$101	$112

Income from operations in the distribution segment for the three months ended March 31, 2017 was $101 as compared to $112 for the same period of last fiscal year. The decrease in operating income of $11 was mainly due to the decrease in gross margin of $33, as discussed earlier. Operating expenses were $73 and $95 for the three months ended March 31, 2017 and 2016, respectively. Operating expenses decreased primarily due to the $26 decrease in corporate charges which are allocated on a pre-determined fixed charge basis. This decrease was partially offset by an increase in selling expenses in the Singapore operations. Selling expenses were higher as compared to the same period in the prior year primarily due to an increase in travel expenses and commission expenses as a result of higher commissionable sales.

Real Estate Segment

The revenue, gross margin and loss from operations for the real estate segment for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended
	Mar. 31, 2017	Mar. 31, 2016
(Unaudited)
Revenue	$37	$33
Gross margin	21.6%	6.1%
Loss from operations	$(14)	$(19)

Loss from operations in the real estate segment for the three months ended March 31, 2017 was $14, as compared to $19 for the same period of last fiscal year. The decrease in operating loss was mainly due to an increase in gross margin by $6, as discussed earlier. Operating expenses were $22 and $21 for the three months ended March 31, 2017 and 2016, respectively.

Corporate

The income from operations for corporate for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended
	Mar. 31, 2017	Mar. 31, 2016
(Unaudited)
Income from operations	$29	$134

Operating income in the corporate office for the three months ended March 31, 2016 was $29, as compared to $134 for the same period of the last fiscal year. The decrease in operating income was mainly due to an increase in payroll related expenses and professional fees, in addition to timing difference in professional fees in the same period last fiscal year, which did not exist during the three months ended March 31, 2017.

Comparison of the Nine Months Ended March 31, 2017 and March 31, 2016

The following table sets forth certain consolidated statements of income data as a percentage of revenue for the nine months ended March 31, 2017 and 2016, respectively:

	Nine Months Ended
	Mar. 31, 2017	Mar. 31, 2016
(Unaudited)
Revenue	100.0%	100.0%
Cost of sales	74.6	74.9
Gross Margin	25.4%	25.1%
Operating expenses:
General and administrative	18.6%	19.0%
Selling	2.1	1.8
Research and development	0.6	0.6
Loss on disposal of property, plant and equipment	0.1	-
Total operating expenses	21.4%	21.4%
Income from Operations	4.1%	3.7%

Overall Gross Margin

Overall gross margin as a percentage of revenue increased by 0.3% to 25.4% for the nine months ended March 31, 2017, from 25.1% in the same period of last fiscal year, primarily due to an increase in the gross profit margin in the testing segment and real estate segment, which was partially offset by a decrease in the gross profit margin in the manufacturing segment. In terms of absolute dollar amount, gross profit increased by $674 to $7,099 for the nine months ended March 31, 2017, from $6,425 for the same period of the last fiscal year.

Gross profit margin as a percentage of revenue in the manufacturing segment decreased by 3.0% to 21.9% for the nine months ended March 31, 2017, from 24.9% in the same period of the last fiscal year. In absolute dollar amounts, the gross profit decreased by $248 to $2,459 for the nine months ended March 31, 2017, as compared to $2,707 for the same period in last fiscal year. The decrease in absolute dollar amount of gross margin was primarily due to a change in product mix. as this segment had fewer sales of products with a higher profit margin as compared to the same period of last fiscal year.

Gross profit margin as a percentage of revenue in the testing segment increased by 4.4% to 33.9% for the nine months ended March 31, 2017, from 29.5% in the same period of the last fiscal year. The increase was primarily due to an increase in testing volume in the Singapore, Malaysia and Bangkok, Thailand operations. The increase was partially offset by a decrease in volume in the Suzhou, China operations and a lower average selling price, despite higher volume, in the Tianjin, China operations. A significant portion of our cost of goods sold is fixed in the testing segment. Thus, as the demand of services and factory utilization increases, the fixed costs are spread over the increased output, which increases the gross profit margin. Overall, the testing operations increased their utilization. In terms of absolute dollar amounts, gross profit in the testing segment increased by $856 to $4,135 for the nine months ended March 31, 2017, from $3,279 for the same period of the last fiscal year. .

Gross profit margin as a percentage of revenue in the distribution segment decreased by 2.0% to 10.6% for the nine months ended March 31, 2017 from 12.6% for the same period of the last fiscal year. The decrease in gross margin was due to the change in product mix, as this segment had fewer sales of products with a higher profit margin as compared to the same period of last fiscal year. In terms of absolute dollar amounts, gross profit in the distribution segment for the nine months ended March 31, 2017 was $461, an increase of $13 as compared to $448 in the same period of the last fiscal year. The gross profit margin of the distribution segment was not only affected by the market price of our products, but also our product mix, which changes frequently as a result of changes in market demand.

Gross profit margin as a percentage of revenue in the real estate segment was 38.3% for the nine months ended March 31, 2017, an improvement of 49.1% from a gross profit margin of negative 10.8% for the same period in the last fiscal year. In terms of absolute dollar amounts, gross margin in the real estate segment for the nine months ended March 31, 2017 was $44, an improvement of $53 from a gross loss of $9 in the same period of the last fiscal year. The improvement was primarily due to an increase in rental income from both investment properties, MaoYe and FuLi, as a result of increase in space rented during the period, and a decrease in cost of sales due to a change in tax structure as compared to the same period in the last fiscal year.

Operating Expenses

Operating expenses for the nine months ended March 31, 2017 and 2016 were as follows:

	Nine Months Ended
	Mar. 31, 2017	Mar. 31, 2016
(Unaudited)
General and administrative	$5,178	$4,861
Selling	587	470
Research and development	156	148
Loss / (gain) on disposal of property, plant and equipment	38	(4)
Total	$5,959	$5,475

General and administrative expenses increased by $317, or 6.5%, from $4,861 to $5,178 for the nine months ended March 31, 2017 compared to the same period of the last fiscal year. There was an increase in general and administrative expenses in all operations, except in Suzhou and Chongqing, China and Bangkok, Thailand.

The increase in general and administrative expenses was mainly attributable to an increase in headcount and payroll related expenses in the Singapore and Malaysia operations and increase in software related expenses in the Singapore operations. These increases were partially offset by a decrease in payroll related expenses in the Suzhou, China operations as part of cost control measures for the nine months ended March 31, 2017 as compared to the same period of last fiscal year.

Selling expenses increased by $117, or 24.9%, for the nine months ended March 31, 2017, from $470 to $587 compared to the same period of the last fiscal year, which was mainly due to an increase in travel, entertainment and commission in our Singapore and Malaysia operations as a result of an increase in commissionable sales. These increases were partially offset by the decrease in warranty related expenses.

During the nine months ended March 31, 2017, there was a loss on disposal of property, plant and equipment amounting to $38, as compared to a gain of $4 in the same period of last fiscal year. During the nine months ended March 31, 2017 certain assets that were no longer required was disposed resulting in a loss. The difference is mainly due to fixed assets written off in the Malaysia and Tianjin, China operations as part of routine operational review of assets during the nine months ended March 31, 2017, as compared to the same period last fiscal year.

Income from Operations

Income from operations was $1,140 for the nine months ended March 31, 2017 as compared to $950 for the same period of the last fiscal year. The increase was mainly due to an increase in gross margin, as discussed earlier.

Interest Expense

Interest expense for the nine months ended March 31, 2017 and 2016 were as follows:

	Nine Months Ended
	Mar. 31, 2017	Mar. 31, 2016
(Unaudited)
Interest expense	$(149)	$(151)

Interest expense decreased by $2 to $149 from $151 for the nine months ended March 31, 2017 as compared to the same period of the last fiscal year due to repayment of credit facilities by the Singapore and Malaysia operations.

Other Income

Other income for the nine months ended March 31, 2017 and 2016 were as follows:

	Nine Months Ended
	Mar. 31, 2017	Mar. 31, 2016
(Unaudited)
Subsidies and Productive innovative credit	$69	$74
Other miscellaneous income	195	181
Exchange gain	94	(126)
Other income, net	$358	$129

Other income for the nine months ended March 31, 2017 was $358, an increase of $229 as compared to $129 for the same period last fiscal year. This increase was mainly attributable to foreign currency exchange difference between functional currency and U.S. dollars contributing to an exchange gain of $94 for the nine months ended March 31, 2017 as compared to an exchange loss of $126 for the same period last fiscal year.

Income Tax Expenses

Income tax expense for the nine months ended March 31, 2017 was $256, an increase of $88, as compared to $168 for the same period of last fiscal year. The increase in income tax expenses was mainly due to an increase in taxable income in the subsidiaries in this fiscal year as compared to prior fiscal year, increase in withholding tax not claimable, and a change from deferred tax benefit in the same period last fiscal year to deferred tax expense for timing differences recorded by the Malaysia operations.

We record a provision for income taxes for the anticipated tax consequences of the reported results of operations using the asset and liability method. Under this method, we recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. We record a valuation allowance to reduce our deferred tax assets to the net amount that we believe is more likely than not to be realized.

Tax expenses for the nine months ended March 31, 2017 and 2016 included $54 and $60, respectively, representing the tax withheld by the China, Malaysia and Thailand subsidiaries for the payments made to the Singapore subsidiary that is not recoverable. The taxes withheld by the China, Malaysia and Thailand subsidiaries were paid to the Inland Revenue department of the respective countries.

Non-controlling Interest

As of March 31, 2017, we held a 55% interest in Trio-Tech Malaysia, Trio-Tech (Kuala Lumpur) Sdn. Bhd., SHI International Pte. Ltd. and PTSHI Indonesia, and a 76% interest in Prestal Enterprise Sdn. Bhd. The non-controlling interest for the nine months ended March 31, 2017, in the net income of subsidiaries, was $126, a decrease of $30, as compared to $156 for the same period of last fiscal year. The decrease in the non-controlling interest in the net income of subsidiaries was attributable to the decrease in net income generated by the Malaysia testing operations due to higher foreign exchange losses as compared to the same period in the last fiscal year.

Loss from Discontinued Operations

The discontinued operations in Indonesia incurred general and administrative expenses of $1 for nine months ended March 31, 2017, as compared to $8 for the same period of the last fiscal year.

The discontinued operation in Shanghai was wound up in March 2017.That operation did not incur any general and administrative expenses for nine months ended March 31, 2017 and 2016, respectively.

Net Income

Net income attributable to Trio-Tech International Common shareholders was $963 for the nine months ended March 31, 2017, an improvement of $364, as compared to a net income of $599 for the same period in the last fiscal year. The improvement was mainly due to an increase in operating profits caused by an increase in gross margin, which was partially offset by the increase in operating expenses.

Earnings per Share

Basic earnings per share from continuing operations was $0.28 for the nine months ended March 31, 2017 as compared to $0.17 for the same period in the last fiscal year. Basic earnings per share from discontinued operations were nil for both the nine months ended March 31, 2017 and 2016.

Diluted earnings per share from continuing operations was $0.27 for the nine months ended March 31, 2017 as compared to $0.13 for the same period in the last fiscal year. Diluted earnings per share from discontinued operations were nil for both the nine months ended March 31, 2017 and 2016.

Segment Information

The revenue, gross profit margin, and income or loss from each segment for the nine months ended March 31, 2017 and 2016, respectively, are presented below.  As the segment revenue and gross margin for each segment have been discussed in the previous section, only the comparison of income from operations is discussed below.

Manufacturing Segment

The revenue, gross margin and loss or income from operations for the manufacturing segment for the nine months ended March 31, 2017 and 2016 were as follows:

	Nine Months Ended
	Mar. 31, 2017	Mar. 31, 2016
(Unaudited)
Revenue	$11,221	$10,884
Gross margin	21.9%	24.9%
(Loss) / income from operations	$(153)	$358

Loss from operations from the manufacturing segment was $153 for the nine months ended March 31, 2017, a deterioration of $511 as compared to an income of $358 in the same period of the last fiscal year, due to a decrease in gross margin by $248, as discussed earlier, and an increase in operating expenses. Operating expenses for the manufacturing segment were $2,612 and $2,349 for the nine months ended March 31, 2017 and 2016, respectively. The increase in operating expenses of $263 was mainly due to an increase in selling expenses, research and development expenses and corporate charges. Selling expenses increased due to an increase in travel and entertainment expenses, warranty expenses and commission expenses due to an increase in commissionable sales. There was an increase in allocation of corporate charges, which are allocated on a pre-determined fixed charge basis.

Testing Segment

The revenue, gross margin and income from operations for the testing segment for the nine months ended March 31, 2017 and 2016 were as follows:

	Nine Months Ended
	Mar. 31, 2017	Mar. 31, 2016
(Unaudited)
Revenue	$12,204	$11,106
Gross margin	33.9%	29.5%
Income from operations	$990	$469

Income from operations in the testing segment for the nine months ended March 31, 2017 was $990, an increase of $521 compared to $469 in the same period of the last fiscal year. The increase in operating income was attributable to an increase in revenue by $1,098 and an increase in gross profit of $856, as discussed earlier, these were partially offset by an increase in operating expenses by $335. Operating expenses were $3,145 and $2,810 for the nine months ended March 31, 2017 and 2016, respectively. The increase in operating expenses was mainly attributable to an increase in general and administrative expenses, selling expenses, and loss on disposal of property, plant and equipment. General and administrative expenses increased due to an increase in payroll related expenses and professional expenses in the Malaysian operations and an increase in tax and welfare expenses in the Tianjin, China operations. Selling expenses increased due to travel expenses in the Singapore, Malaysia, and Tianjin, China operations and commission expenses in the Singapore operations. Increase in commission expenses was due to increase in commissionable sales. During the nine months ended March 31, 2017 certain assets that were no longer required was disposed resulting in a loss. These increases were partially offset by a decrease in allocation of corporate charges, which are allocated on a pre-determined fixed charge basis.

Distribution Segment

The revenue, gross margin and income from operations for the distribution segment for the nine months ended March 31, 2017 and 2016 were as follows:

	Nine Months Ended
	Mar. 31, 2017	Mar. 31, 2016
(Unaudited)
Revenue	$4,360	$3,566
Gross margin	10.6%	12.6%
Income from operations	$235	$182

Income from operations in the distribution segment for the nine months ended March 31, 2017 was $235, an increase of $53 compared to an operating income of $182 in the same period of the last fiscal year. The increase was mainly due to a decrease in operating expenses. Operating expenses were $226 and $266 for the nine months ended March 31, 2017 and 2016, respectively. The decrease in operating expenses by $40 was mainly due to a decrease in allocation of corporate expenses, which are charged on a predetermined fixed basis. This decrease was partially offset by the increase in general and administrative expenses due to an increase in payroll related expenses and bank charges in the Singapore operations.

Real Estate Segment

The revenue, gross margin or loss and loss from operations for the real estate segment for the nine months ended March 31, 2017 and 2016 were as follows:

	Nine Months Ended
	Mar. 31, 2017	Mar. 31, 2016
(Unaudited)
Revenue	$115	$83
Gross margin / (loss)	38.3%	(10.8)%
Loss from operations	$(20)	$(89)

Loss from operations in the real estate segment for the nine months ended March 31, 2017 was $20, an improvement of $69 as compared to $89 for the same period of the last fiscal year. The improvement in operating loss was due to an increase in revenue resulting in an increase in gross margin by $53, as discussed earlier, and a decrease in operating expenses. Operating expenses decreased by $16 to $64 for the nine months ended March 31, 2017 as compared to $80 for the same period in the last fiscal year. The decrease in operating expenses was mainly due to a decrease general and administrative expenses as travel and entertainment expenses and property management fee decreased.

Corporate

The income from operations for corporate for the nine months ended March 31, 2017 and 2016 were as follows:

	Nine Months Ended
	Mar. 31, 2017	Mar. 31, 2016
(Unaudited)
Income from operations	$88	$30

Operating gain in the corporate office for the nine months ended March 31, 2017 was $88, an improvement of $58, as compared to $30 for the same period of the last fiscal year. This was mainly due to an increase in corporate charges allocation to other segments, which are allocated on a pre-determined fixed charge basis, and was partially offset by an increase in general and administrative charges due to increase in payroll related expenses and professional fees.

Financial Condition

During the nine months ended March 31, 2017, total assets decreased by $684, from $32,219 as at June 30, 2016 to $31,535 as at March 31, 2017. The decrease in total assets was primarily due to a decrease in trade accounts receivables, other receivables, asset held for sale, deferred tax assets, investment properties, property, plant and equipment and restricted term deposits, which were partially offset by an increase in cash and cash equivalents, short term deposits, inventories, prepaid expenses and other assets.

Cash and cash equivalents were $4,009 as at March 31, 2017, reflecting an increase of $202 from $3,807 as at June 30, 2016, primarily due to an improvement in collections from our major customers in the Singapore, Suzhou, China and Bangkok, Thailand operations. The increase was partially offset by the decrease due to placements in short term deposit in the Malaysia operations. The number of days’ sales outstanding in accounts receivables was 83 days at the end of the third quarter of fiscal year 2017 and 87 days for the fiscal year ended 2016. The cash inflow from the improvement in collections was partially offset by the cash outflow from the payment of bonus in the Malaysia operations and other staff related expenses in the Singapore operations, placement of deposits in the China Operation and purchase of Property, plant and equipment in Malaysia and Singapore operations.

Short-term deposits were $536 as at March 31, 2017, reflecting an increase of $241 from $295 as at June 30, 2016, primarily due to placement of deposit of $38. This increase was partially offset by the currency translation.

At March 31, 2017, the trade accounts receivable balance decreased by $476 to $8,350 from $8,826 as at June 30, 2016, primarily due to an improvement in collection in the Singapore, Malaysia and Tianjin, China operations, outstanding payment received from a major customer in the U.S. operations. The decrease was offset by an increase in the Singapore operations due to higher sales and delay in payment by a major customer. The number of days’ sales outstanding was 83 days at the end of the third quarter of fiscal 2017 compared to 87 days at the end of fiscal year 2016. The decrease in days’ sales outstanding was primarily due to improved collections processes in the Singapore operations for the nine months ended March 31, 2017, as compared to the year-end of last fiscal year.

At March 31, 2017, other receivables were $321 reflecting a decrease of $275 from $596 as at June 30, 2016. The decrease was primarily due to transfer of down-payment for purchase of property, plant and equipment to fixed assets and decrease in advance payments to creditors in the Singapore operations during the nine months ended March 31, 2017.

Inventories at March 31, 2017 were $2,172, an increase of $712 compared to $1,460 as at June 30, 2016. The number of days’ inventory held was 56 days at the end of the third quarter of fiscal 2017 compared to 38 days at the end of fiscal year 2016.  The higher days’ inventory on hand was mainly due to a decrease in utilization rate of the inventory by the Singapore operations in the nine-month period ended March 31, 2017, as compared to the year end of fiscal 2016.

Prepaid expenses and other current assets were $308 as at March 31, 2017, as compared to $264 as at June 30, 2016. The increase of $44 was primarily due to prepayments for rental and insurance upon renewal by the Malaysia, Suzhou, China and Tianjin, China operations.

Investment properties, net in China as at March 31, 2017 were $1,221, a decrease of $119 from $1,340 as at June 30, 2016.  The decrease was primarily due to depreciation charged and by the foreign currency exchange difference between the functional currency and U.S. dollars for the nine months ended March 31, 2017.

Property, plant and equipment decreased by $589 from $11,283 as at June 30, 2016 to $10,694 as at March 31, 2017, mainly due to depreciation charges amounting to $1,358, foreign currency exchange difference between functional currency and U.S. dollars from June 30, 2016 to March 31, 2017, and an increase in the disposal of fixed assets by the Malaysia and Tianjin, China operations for the nine months ended March 31, 2017.

Restricted term deposits decreased by $438 from $2,067 as at June 30, 2016 to $1,629 as at March 31, 2017. This decrease was due to the uplift of fixed deposit in the Singapore operations and foreign currency exchange difference between functional currency and U.S. dollars from June 30, 2016 to March 31, 2017.

Other assets increased by $48 from $1,788 as at June 30, 2016 to $1,836 as at March 31, 2017. The increase in other assets was primarily due to down-payment for capital purchases in the Malaysia operations and by the foreign currency exchange difference between functional currency and U.S. dollars from June 30, 2016 to March 31, 2017.

Utilized lines of credit as at March 31, 2017 decreased by $384 to $2,107, from to $2,491 as at June 30, 2016. The decrease in lines of credit was mainly due to re-payment of lines of credit by the Singapore and Tianjin, China operations and foreign currency exchange difference between functional currency and U.S. dollars from June 30, 2016 to March 31, 2017.

Accounts payable as at March 31, 2017 increased by $458 to $3,379 from $2,921 as at June 30, 2016. The increase was mainly due to the increase in creditors’ turnover in the Singapore operations and increased cost of sales as a result of increased minimum wages passed on by sub-contractors to the Malaysian operations during the first three quarters of fiscal year 2017, as compared to the end of fiscal year 2016. This increase was partially offset by the decrease in accounts payable in the Tianjin, China operations due to non-recurring payments to suppliers in fiscal 2016 which did not exist during the three quarters of fiscal year 2017.

Accrued expenses as at March 31, 2017 decreased by $68 to $2,574 from $2,642 as at June 30, 2016. The decrease in accrued expenses was mainly due to a decrease in payroll-related expenses as a result of labor cost control measures in the Tianjin, China operations, reversal of overprovision of sales tax in the Chongqing, China operations, operations recording a bonus provision for 9 months as at March 31, 2017 as compared to 12 months as at June 30, 2016 and foreign currency exchange difference between functional currency and U.S. dollars from June 30, 2016 to March 31, 2017. This decrease was partially offset by an increase in accrued purchases and commission expenses in the Singapore operations.

Bank loans payable as at March 31, 2017 decreased by $440 to $1,627, as compared to $2,067 as at June 30, 2016. This was due to the repayment of loans by the Singapore and Malaysia operations and by the foreign currency exchange difference between functional currency and U.S. dollars from June 30, 2016 to March 31, 2017.

Capital leases as at March 31, 2017 decreased by $176 to $562, as compared to $738 as at June 30, 2016. This was due to the repayment of capital leases by the Singapore and Malaysia operations and by the foreign currency exchange difference between functional currency and U.S. dollars from June 30, 2016 to March 31, 2017. The decrease was partially offset by an increase in capital leases in the Malaysia operations.

Liquidity Comparison

Net cash provided by operating activities increased by $1,667 to $3,013 for the nine months ended March 31, 2017, compared to $1,346 in the same period of the last fiscal year. The increase in net cash generated by operating activities was primarily due to improve in collection from accounts receivable by $1,582, a decrease in other receivables by $263 and an increase in deferred tax liability by $165. These were partially offset by an increase in inventories by $525, a decrease in accounts payable by $231 and an increase in other assets by $99.

Net cash used in investing activities increased by $703 to $1,317 for the nine months ended March 31, 2017, compared to $614 for the same period of the last fiscal year. The increase in cash outflow in investing activities was primarily due to an increase in additions to property, plant and equipment, and investments in restricted and unrestricted deposits, while the decrease in cash inflow was due to a decrease in proceeds from disposal of property, plant and equipment during the nine months ended March 31, 2017. This was partially offset by an increase in proceeds from maturing of restricted and unrestricted term deposits.

Net cash used in financing activities for the nine months ended March 31, 2017 was $1,045, representing an increase of $313, as compared to $732 during the same period of the last fiscal year. The increase in outflow was mainly due to an increase in repayment of lines of credit by $153, an increase in repayment of bank loans and capital leases by $31 and an increase in dividends paid to non-controlling interests in our Malaysia operations by $60 as compared to the same period of last fiscal year. Furthermore, net cash generated from financing activities decreased due to a decrease in borrowings from bank loan and capital leases.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2017, the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective at a reasonable level.

Except as discussed below, there has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2017 that has materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Enterprise Resource Planning (ERP) Implementation

We are in the process of implementing an ERP System, as part of a multi-year plan to integrate and upgrade our systems and processes. The implementation of this ERP system is scheduled to occur in phases over the next few years, and began with the migration of certain of our operational and financial systems in our Singapore operations to the new ERP system during the second quarter of Fiscal 2017. This implementation effort continued in the third quarter and will continue in the fourth quarter of Fiscal 2017, when the operational and financial systems in Singapore will be substantially transitioned to the new system.

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

On February 22, 2017, the Company issued to one vendor an aggregate of 10,000 shares of the Common Stock of the Company in exchange for professional services rendered, which offer and sale was not registered under the Securities Act. The closing sales price of the Common Stock on February 22, 2017 was $3.91. The aggregate consideration in professional services received by the Company from the vendor was not less than $39,100. The offer and sale of the shares to the vendor were exempt from registration under the Securities Act under Section 4(a)(2) of the Securities Act. No other unregistered sales of securities by the Company occurred during the period covered by this Form 10-Q.

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

TRIO-TECH INTERNATIONAL /s/ Victor H.M. Ting VICTOR H.M. TING Vice President and Chief Financial Officer (Principal Financial Officer) Dated: May 11, 2017