Form 10-K
period 2017-06-30
TRIO-TECH INTERNATIONAL
filed 2017-09-20
CIK 732026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in a definitive proxy statement or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer (Do not check if a smaller reporting company) ☐ Smaller Reporting Company ☒  Emerging Growth Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

The aggregate market value of voting stock held by non-affiliates of Registrant, based upon the closing price of $3.32 for shares of the registrant’s Common Stock on December 31, 2016, the last business day of the registrants most recently completed second fiscal quarter as reported by the NYSE MKT, was approximately $6,653,000. In calculating such aggregate market value, shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock (including shares with respect to which a holder has the right to acquire beneficial ownership within 60 days) were excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock outstanding as of September 1, 2017 was 3,523,055.

Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference information from Registrant’s Proxy Statement for its 2017 Annual Meeting of Shareholders to be filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K.

TRIO-TECH INTERNATIONAL

TRIO-TECH INTERNATIONAL

PART I

ITEM 1 – BUSINESS (IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE AMOUNTS)

Cautionary Statement Regarding Forward-Looking Statements

The discussions of Trio-Tech International’s (the “Company”) business and activities set forth in this Form 10-K and in other past and future reports and announcements by the Company may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and assumptions regarding future activities and results of operations of the Company. In light of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the following factors, among others, could cause actual results to differ materially from those reflected in any forward-looking statements made by or on behalf of the Company: market acceptance of Company products and services; changing business conditions or technologies and volatility in the semiconductor industry, which could affect demand for the Company’s products and services; the impact of competition; problems with technology; product development schedules; delivery schedules; changes in military or commercial testing specifications which could affect the market for the Company’s products and services; difficulties in profitably integrating acquired businesses, if any, into the Company; risks associated with conducting business internationally and especially in Asia, including currency fluctuations and devaluation, currency restrictions, local laws and restrictions and possible social, political and economic instability; credit risks in the Chinese real estate industry; changes in macroeconomic conditions and credit market conditions; and other economic, financial and regulatory factors beyond the Company’s control. In some cases, you can identify forward-looking statements by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” “believes,” “can impact,” “continue,” or the negative thereof or other comparable terminology.

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

During fiscal year 2017, the Company operated its business in four segments: manufacturing, testing services, distribution and real estate. Geographically, the Company operates in the United States (“U.S.”), Singapore, Malaysia, Thailand and China. It operates six testing service facilities; one in U.S. and five in Asia. It operates two manufacturing facilities: one in the U.S. and the other in Asia. Its distribution segment and real estate segment operate primarily in Asia. Its major customers are concentrated in Asia and they are either semiconductor chip manufacturers or testing facilities that purchase testing equipment. For information relating to revenues, profit and loss and total assets for each of the segments, see Note 19 - Business Segments contained in the consolidated financial statements included in this Form 10-K.

Company History – Certain Highlights up to Fiscal Year 2017

2013
Trio-Tech International Pte. Ltd., Singapore, Trio-Tech (Malaysia) Sdn. Bhd., Trio-Tech (SIP) Co., Ltd. Trio-Tech (Bangkok) Co., Ltd. and Trio-Tech (Tianjin) Co., Ltd. re-certified to ISO 9001:2008 standards.

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

2017
Trio-Tech International Pte. Ltd., Singapore, re-certified to biz SAFE Level 3 Workplace Safety and Health standards.

Overall Business Strategies

Our core business is and historically has been in the semiconductor industry (testing services, manufacturing and distribution). Revenue from this industry accounted for 99.6% of our revenue for both fiscal year 2017 and 2016. The semiconductor industry has experienced periods of rapid growth, but has also experienced downturns, often in connection with, or in anticipation of, maturing product cycles of both semiconductor companies’ and their customers’ products and declines in general economic conditions. To reduce our risks associated with sole industry focus and customer concentration, the Company expanded its business into the real estate investment and oil and gas equipment fabrication businesses in 2007 and 2009, respectively. Real Estate segment contributed only 0.4% to the total revenue for fiscal 2017 and has been insignificant since the property market in China has slowed down due to control measures in China. We are continuing the process of winding-up the oil & gas equipment fabrication operations, which discontinued its operations in December 2012.

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

We use our own proprietary equipment for certain burn-in, centrifugal and leak tests, and commercially available equipment for various other environmental tests. We conduct the majority of our testing operations in Asia with facilities in Singapore, Malaysia, Thailand and China, which have been certified to the relevant ISO quality management standards.

Manufacturing

We manufacture both front-end and back-end semiconductor test equipment and related peripherals at our facilities in Singapore and the U.S.

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

Distribution

In addition to marketing our proprietary products, we distribute complementary products made by manufacturers mainly from the U.S., Europe, Taiwan and Japan. The products include environmental chambers, handlers, interface systems, vibration systems, shaker systems, solderability testers and other, semiconductor equipment. Besides equipment, we also distribute a wide range of components such as connectors, sockets, LCD display panels and touch-screen panels. Furthermore, our range of products are mainly targeted for industrial products, the life cycle of which can last from 3 years to 7 years, rather than consumer products which have a shorter life cycle.

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

Product Research and Development

We focus our research and development activities on improving and enhancing both product design and process technology. We conduct product and system research and development activities for our products in Singapore and the U.S. Research and development expenses were $208 and $200 in fiscal year 2017 and 2016, respectively.

Marketing, Distribution and Services

We market our products and services worldwide, directly and through independent sales representatives and our own marketing sales team. We have approximately five independent sales representatives operating in the U.S. and another twenty-one in various foreign countries. Of the twenty-six sales representatives, eight are representing the distribution segment and eighteen are representing the testing services segment and the manufacturing segment for various products and services produced and provided from our facilities in different locations.

Dependence on Limited Number of Customers

In fiscal years 2017 and 2016, combined sales of equipment and services to our three largest customers accounted for approximately 66.2% and 69.8%, respectively, of our total net revenue. Of those sales, $21,105 (54.8%) and $20,862 (60.6%) were from one major customer. Although the major customer is a U.S. company, the revenue generated from it was from facilities located outside of the U.S. The majority of our sales and services in fiscal years 2017 and 2016 were to customers outside of the U.S.

Backlog

The following table sets forth the Company's backlog at the dates indicated:	For the Year Ended June 30,
	2017	2016
Manufacturing backlog	$4,414	$3,657
Testing services backlog	1,105	818
Distribution backlog	1,686	1,292
Real estate backlog*	341	537
	$7,546	$6,304
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

Materials and Supplies

Our products are designed by our engineers and are assembled and tested at our facilities in the U.S., China and Singapore. We purchase all parts and certain components from outside vendors for assembly purposes. We have no written contracts with any of our key suppliers. As these parts and components are available from a variety of sources, we believe that the loss of any one of our suppliers would not have a material adverse effect on our results of operations taken as a whole.

Competition

Our ability to compete depends on our ability to develop, introduce and sell new products or enhanced versions of existing products on a timely basis and at competitive prices, while reducing our costs.

There are numerous testing laboratories in the areas where we operate that perform a range of testing services similar to those offered. However, due to severe competition in the Asia testing and burn-in services industry there has been a reduction in the total number of competitors. The existence of competing laboratories and the purchase of testing equipment by semiconductor manufacturers and users are potential threats to our future testing services revenue and earnings.  Although these laboratories and new competitors may challenge us at any time, we believe that other factors, including reputation, long service history and strong customer relationships, are instrumental in determining our position in the market.

The distribution segment sells a wide range of equipment to be used for testing products. As the semiconductor equipment industry is highly competitive, we offer a one-stop service alternative to customers by complementing our products with design consultancy and other value-added services.

The principal competitive factors in the manufacturing industry include product performance, reliability, service and technical support, product improvements, price, established relationships with customers and product familiarity. We make every effort to compete favorably with respect to each of these factors. Although we have competitors for our various products, we believe that our products compete favorably with respect to each of the above factors. We have been in business for more than 59 years and have operation facilities mostly located in Asia. Those factors combined have helped us to establish and nurture long-term relationships with customers and will allow us to continue doing business with our existing customers upon their relocation to other regions where we have a local presence or are able to reach.

Patents

In fiscal years 2017 and 2016, we did not register any patents within the U.S.

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

Employees

As of June 30, 2017, we had approximately 679 full time employees and no part time employees. Geographically, approximately 9 full time employees were located in the U.S. and approximately 670 full time employees in Asia. None of our employees are represented by a labor union.

There were approximately 57 employees in the manufacturing segment, 585 employees in the testing services segment, 4 employees in the distribution segment, 3 employees in the real estate segment and 30 employees in general administration, logistics and others.

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

The following table presents the relevant information regarding the location and general character of our principal manufacturing and testing facilities:

Location	Segment	Approx. Sq. Ft. Occupied	Owned (O) or Leased (L) & Expiration Date
16139 Wyandotte Street, Van Nuys, CA 91406, United States of America	Corporate, Testing Services/ Manufacturing	5,200	(L) Mar 2020
1004, Toa Payoh North, Singapore Unit No. HEX 07-01/07,	Testing Services	6,864	(L) Sept. 2017*1
Unit No. HEX 07-01/07, (ancillary site)	Testing Services	2,605	(L) Sept. 2017*1
Unit No. HEX 03-01/02/03,	Testing Services /Manufacturing	2,959	(L) Sept. 2017*1
Unit No. HEX 01-08/15,	Testing Services /Manufacturing/ Logistics Store	6,864	(L) Jan. 2020
Unit No. HEX 01-08/15, (ancillary site)	Testing Services /Manufacturing	351	(L) Jan. 2020
1008, Toa Payoh North, Singapore Unit No. HEX 03-09/17,	Manufacturing	6,099	(L) Jan. 2020
Unit No. HEX 03-09/17, (ancillary site)	Manufacturing	70	(L) Jan. 2020
Unit No. HEX 01-09/10/11,	Manufacturing	2,202	(L) Nov. 2017*1
Unit No. HEX 01-15/16,	Manufacturing	1,400	(L) Sept. 2017*1
Unit No. HEX 01-08,	Manufacturing	603	(L) Jun. 2020
Unit No. HEX 01-12/14,	Manufacturing	1664	(L) Jul. 2019
Plot 1A, Phase 1 Bayan Lepas Free Trade Zone 11900 Penang, Malaysia	Manufacturing	42,013	(O)
Lot No. 11A, Jalan SS8/2, Sungai Way Free Industrial Zone, 47300 Petaling Jaya, Selangor Darul Ehsan, Malaysia	Testing Services	78,706	(O)
Lot No. 4, Kawasan MIEL No. B-11-03, Jalan Persiaran Multimedia, I-City Seksyen 7, 40000 Shah Alam, Selangor	Software Development Office/ Manufacturing	470	(L) Mar 2018
327, Chalongkrung Road, Lamplathew, Lat Krabang, Bangkok 10520, Thailand	Testing Services	34,433	(O)
No. 5, Xing Han Street, Block A #04-15/16, Suzhou Industrial Park China 215021	Testing Services	6,200	(L) Jan 2018
27-05, Huang Jin Fu Pan. No. 26 Huang Jin Qiao Street Hechuan District Chongqing China 401520	Real Estate	969	(L) Aug. 2019
B7-2, Xiqing Economic Development Area International Industrial Park Tianjin City, China 300385.	Testing Services	53,550	(L) April 2021

*1 Leases for these premises are expected to be extended upon expiry.

ITEM 3 – LEGAL PROCEEDINGS

The Company is, from time to time, the subject of litigation claims and assessments arising out of matters occurring in its normal business operations. In the opinion of management, resolution of these matters will not have a material adverse effect on our financial statements.

There are no material proceedings to which any director, officer or affiliate of the Company, any beneficial owner of more than five percent of the Company’s Common Stock, or any associate of such person is a party that is adverse, to the Company or its properties.

ITEM 4 – MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5 – MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is traded on the NYSE MKT under the symbol “TRT.” The following table sets forth, for the periods indicated, the range of high and low sales prices of our Common Stock as quoted by the NYSE MKT:
	High	Low
Fiscal year ended June 30, 2016
Quarter ended September 30, 2015	$3.20	$2.26
Quarter ended December 31, 2015	$3.25	$2.42
Quarter ended March 31, 2016	$3.34	$2.40
Quarter ended June 30, 2016	$4.00	$3.00

Fiscal year ended June 30, 2017
Quarter ended September 30, 2016	$4.19	$2.60
Quarter ended December 31, 2016	$3.63	$2.75
Quarter ended March 31, 2017	$4.48	$3.25
Quarter ended June 30, 2017	$6.04	$4.02

Stockholders

As of September 1, 2017, there were 3,523,055 shares of our Common Stock issued and outstanding, and the Company had approximately 62 record holders of Common Stock. The number of holders of record does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.

Dividend Policy

We did not declare any cash dividends in either fiscal year 2017 or fiscal year 2016.

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

During fiscal years 2017 and 2016, Trio-Tech International operated in four segments: manufacturing, testing services, distribution and real estate. In fiscal year 2017, revenue from the manufacturing, testing services, distribution and real estate segments represented 39.7%, 43.0%, 16.9% and 0.4% of our revenue, respectively, as compared to 42.1%, 44.3%, 13.2% and 0.4% respectively, in fiscal year 2016.

Semi-conductor testing and manufacturing (assembly) of test equipment is our core business. We provide third-party semiconductor testing and burn-in services primarily through our laboratories in Asia. At or from our facilities in the U.S. and Asia we also design, manufacture and market equipment and systems to be used in the testing and production of semiconductors, and distribute semiconductor processing and testing equipment manufactured by other vendors.

We expanded our market share in the semiconductor testing segment, primarily in Tianjin and Malaysia. In fiscal year 2011, the Company’s Singapore subsidiary registered a 100% wholly owned subsidiary, Trio-Tech (Tianjin) Co. Ltd. (“TTTJ”), located in the Xiqing Economic Development Area International Industrial Park in Tianjin City, People’s Republic of China.

Our distribution segment operates primarily in Asia. This segment markets and supports distributing complementary products supplied by other manufacturers that are used by its customers and other semiconductor and electronics manufacturers. We believe this will help us to reduce our exposure to multiple risks arising from being a mere distributor of manufactured products from others.

The main revenue component for the real estate segment was rental income.

No investment income was recorded as “revenue” by the real estate segment in either of fiscal years 2017 or 2016.

During fiscal year 2007, the Company’s Singapore subsidiary invested in real estate property in Chongqing, China, which has generated investment income from rental revenue and investment returns from deemed loan receivables, which are classified as other income. The rental income is generated from the rental properties in MaoYe, JiangHuai and FuLi in Chongqing, China. In the second quarter of fiscal 2015, the investment in JiaSheng, which was deemed as loans receivable, was transferred to down payment for purchase of investment property in China.

Trio-Tech Chongqing Co., Ltd. (“TTCQ”) invested RMB 5,554 in rental properties in MaoYe during fiscal year 2008, RMB 3,600 in rental properties in JiangHuai during fiscal year 2010 and RMB 4,025 in rental properties in FuLi during fiscal year 2010. The total investment in properties in China was RMB 13,179, or approximately $1,944 and $1,983 in fiscal years 2017 and 2016, respectively. The carrying value of these investment properties in China was RMB 8,242 and RMB 8,901, or approximately $1,216 and $1,340, in fiscal years 2017 and 2016, respectively. These properties generated a total rental income of $152 and $122 for fiscal years 2017 and 2016, respectively. TTCQ’s investment in properties that generated rental income is discussed further in this Form 10-K.

TTCQ has yet to receive the title deed for properties purchased from JiangHuai. TTCQ is in the legal process of obtaining the title deed, which is dependent on JiangHuai completing the entire project. JiangHuai property did not generate any income during fiscal 2017 and 2016.

On October 14, 2014, TTCQ and Jun Zhou Zhi Ye entered into a memorandum of understanding. Based on the memorandum of understanding, both parties agreed to register a sales and purchase agreement upon Jun Zhou Zhi Ye obtaining a license to sell the commercial property (the Singapore Themed Resort Project) located in Chongqing, China. The proposed agreement is for the sale of shop lots with a total area of 1,484.55 square meters as consideration for the outstanding amounts owed to TTCQ by Jun Zhou Zhi Ye as follows:

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

The share transfer (10% interest in the joint venture) was registered with the relevant authorities in China in October 2016.

Fiscal Year 2017 Highlights (in Thousands)

●
Total revenue increased by $4,084, or 11.9%, to $38,538 in fiscal year 2017 compared to $34,454 in fiscal year 2016.
●
Manufacturing segment revenue increased by $779, or 5.4%, to $15,289 in fiscal year 2017 compared to $14,510 in fiscal year 2016.
●
Testing services segment revenue was $16,586 in fiscal year 2017, an increase of $1,306, or 8.5%, compared to $15,280 in fiscal year 2016.
●
Distribution segment revenue was $6,511 in fiscal year 2017, an increase of $1,969, or 43.4%, compared to $4,542 in fiscal year 2016.
●
Real estate segment revenue increased by $30, or 24.6%, to $152 in fiscal year 2017 compared to $122 in fiscal year 2016.
●
Gross profit margins decreased by 0.9% to 24.6% in fiscal year 2017 compared to 25.5% in fiscal year 2016.
●
General and administrative expenses increased by $462, or 7.2%, to $6,911 in fiscal year 2017 compared to $6,449 in fiscal year 2016.
●
Selling expenses increased by $131, or 19.4%, to $807 in fiscal year 2017 compared to $676 in fiscal year 2016.
●
Loss on disposal of property, plant and equipment was $47 in fiscal year 2017, a deterioration of $63 as compared to a gain of $16 in fiscal year 2016.
●
Income from operations was $1,489 in fiscal year 2017, an increase of $29, as compared to $1,460 in fiscal year 2016.
●
Income from continuing operations before income taxes was $1,801 in fiscal year 2017, an increase of $499, as compared to $1,302 in fiscal year 2016.
●
Other income increased by $468 to $514 in fiscal year 2017 compared to $46 in fiscal year 2016.
●
Tax expense for fiscal year 2017 was $341 compared to $237 in fiscal year 2016.
●
Total assets increased by $1,279, or 4.0%, to $33,498 as of June 30, 2017 compared to $32,219 as of June 30, 2016.
●
Working capital increased by $1,009, or 15.6%, to $7,488 as of June 30, 2017 compared to $6,479 as of June 30, 2016.
●
Net income attributable to Trio-Tech International for the fiscal year 2017 was $1,316 compared to $779 in fiscal year 2016.
●
Net income attributable to non-controlling interest for the fiscal year 2017 was $139 compared to $282 in fiscal year 2016.

The highlights above are intended to identify some of our most significant events and transactions during our fiscal year 2017. However, these highlights are not intended to be a full discussion of our results for the year. These highlights should be read in conjunction with the discussion in this Item 7 and with our consolidated financial statements and footnotes accompanying this Annual Report.

General Financial Information

During the fiscal year ended June 30, 2017, total assets increased by $1,279, from $32,219 in fiscal year 2016 to $33,498 in fiscal year 2017. The increase was primarily due to an increase in cash and cash equivalents, short-term deposits, trade accounts receivable, inventories, property, plant and equipment and other assets. The increase was partially offset by the decrease in other receivables, prepaid expenses and other current assets, assets held for sale, investment properties, restricted term deposits and deferred tax assets.

Cash and cash equivalents at June 30, 2017 were $4,772, an increase of $965, or 25.3%, compared to $3,807 at June 30, 2016. The increase was mainly due to improvement in collection from major customers in the Singapore and Bangkok, Thailand operations, loan drawdown in the Tianjin, China operations, and collection of rental income in the Chongqing, China operations. The increase in cash and cash equivalents was partially offset by the decrease in collections due to a decrease in sales in the U.S. operations, placements in short term deposit in the Malaysia operations and capital expenditure in the Singapore, Bangkok, Thailand, and Malaysia operations.

Short-term deposits at June 30, 2017 were $787, an increase of $492, compared to $295 at June 30, 2016. The increase in short-term deposits was primarily due to placement of deposit by the Malaysia operations. This increase was offset by the uplift of fixed deposit in the Malaysia operations and currency translation.

Trade accounts receivable at June 30, 2017 was $9,009, representing an increase of $183, or 2.1%, compared to $8,826 at June 30, 2016. The increase was attributable to an increase in revenue during the fourth quarter of fiscal year 2017. Sales in the fourth quarter from all of the segments in fiscal year 2017 was $10,638, an increase of $1,823, or 20.7%, compared to the sales of $8,815 in fourth quarter of fiscal year 2016. The number of days’ sales outstanding in accounts receivables was 83 days and 87 days for the fiscal years ended June 30, 2017 and 2016, respectively. The decrease in days’ sales outstanding was primarily due to improved collections processes in the Singapore and Bangkok, Thailand operations for fiscal year ended 2017, as compared to the year-end of the last fiscal year.

Inventories as at June 30, 2017 were $1,756, an increase of $296, or 20.3%, compared to $1,460 at June 30, 2016. The number of days’ inventory held was 48 days at the end of fiscal 2017, compared to 38 days at the end of fiscal year 2016. The higher days’ inventory on hand was mainly due to an increase in inventory purchased to meet the demand in the Singapore operations in the fiscal year ended June 30, 2017.

Property, plant and equipment at June 30, 2017 were $11,291, an increase of $8, compared to $11,283 at June 30, 2016. The increase in property, plant and equipment was mainly due to higher capital expenditures in fiscal 2017 as compared to fiscal year 2016, partially offset by the disposal of certain assets in the Malaysia and Tianjin, China operations as part of operation review, and the foreign currency exchange difference between functional currency and U.S. dollar from June 30, 2016 to June 30, 2017. Capital expenditures in fiscal year 2017 increased by $628, to $2,285 as compared to $1,657 for fiscal year 2016. The increase in capital expenditures in the Singapore, Malaysia and Bangkok, Thailand operations was partially offset by the lower capital expenditures in the Tianjin, China operations in fiscal year 2017.

Other assets at June 30, 2017 were $1,922, an increase of $134, or 7.5%, compared to $1,788 at June 30, 2016. The increase in other assets was primarily due to down payments for capital purchases in the Malaysia operations and by the currency translation difference between functional currency and U.S. dollars from June 30, 2016 to June 30, 2017.

As at June 30, 2017, other receivables were $401, a decrease of $195, or 32.7%, compared to $596 at June 30, 2016. The decrease was primarily due to the transfer of down payment for purchase of property, plant and equipment to fixed assets in the Singapore operations during the fiscal year ended 2017.

Prepaid expenses and other current assets at June 30, 2017 were $226, a decrease of $38 from $264 at June 30, 2016. The decrease was mainly due certain items for which prepayments were completed during fiscal year 2017 in the Singapore operations.

Investment properties in China at June 30, 2017 were $1,216, a decrease of $124 from $1,340 at June 30, 2016. The decrease was primarily due to the depreciation charged during fiscal year 2017. The currency translation also contributed to the decrease. Investment property in Malaysia as at June 30, 2017 and 2016 were nil.

Restricted term deposits at June 30, 2017 decreased by $410 or 19.8%, to $1,657 compared to $2,067 at June 30, 2016. The decrease was mainly due to an uplift of fixed deposit in the Singapore operations and currency translation difference between functional currency and U.S. dollar from June 30, 2016 to June 30, 2017.

Deferred tax assets at June 30, 2017 were $375, a decrease of $26 as compared to $401 as at June 30, 2016. The decrease was mainly caused by timing differences in our Malaysia and Tianjin, China operations.

Total liabilities at June 30, 2017 were $11,971, an increase of $623, or 5.5%, compared to $11,348 at June 30, 2016. The increase in liabilities was primarily due to the increase in lines of credit, accounts payable, accrued expenses, deferred tax liabilities, and capital leases, which was partially offset by the decrease in bank loan payable.

Utilized lines of credit as at June 30, 2017 increased by $65 to $2,556, from to $2,491 as at June 30, 2016. The increase in lines of credit was mainly due to the increase in drawdown of lines of credit by the Tianjin, China operations, partially offset by the repayment of lines of credit by the Singapore operation.

Accounts payable as at June 30, 2017 increased by $308 to $3,229 from $2,921 as at June 30, 2016. The increase was mainly due to the increase in purchases in the Singapore operations, and increased cost of sales because of increased minimum wages passed on by sub-contractors to the Malaysian operations during fiscal year 2017, as compared to the end of fiscal year 2016. This increase was partially offset by the decrease in accounts payable in the Suzhou, China operations due to a decrease in purchases.

Accrued expenses as at June 30, 2017 increased by $401 to $3,043 from $2,642 as at June 30, 2016. The increase was mainly because of an increase in payroll related expenses in the Singapore, Malaysia and Tianjin, China operations, and an increase in commission and customer deposits in the Singapore operations. This increase was partially offset by the currency translation difference between functional currency and U.S. dollars from June 30, 2016 to June 30, 2017.

Deferred tax liabilities as at June 30, 2017 increased by $79 to $295 from to $216 as at June 30, 2016. The increase was mainly caused by timing differences in our Singapore, Malaysia and Tianjin, China operations.

Capital leases as at June 30, 2017 increased by $21 to $759, as compared to $738 as at June 30, 2016. This was due to the increase in capital leases in the Malaysia operations. The increase was partially offset by the repayment of capital leases by the Singapore operations and currency translation difference between functional currency and U.S. dollars from June 30, 2016 to June 30, 2017.

Bank loans payable as at June 30, 2017 decreased by $255 to $1,812, as compared to $2,067 as at June 30, 2016. This was due to the repayment of loans by the Malaysia operations and by the currency translation difference between functional currency and U.S. dollars from June 30, 2016 to June 30, 2017. The decrease as partially offset by an increase in bank loans in the Singapore operations.

Critical Accounting Estimates & Policies

The discussion and analysis of the Company’s financial condition presented in this section are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. During the preparation of the consolidated financial statements we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to sales, returns, pricing concessions, bad debts, inventories, investments, fixed assets, intangible assets, income taxes and other contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under current conditions. Actual results may differ from these estimates under different assumptions or conditions.

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

The Company’s management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. The Company includes any account balances that are determined to be uncollectible, along with a general reserve, in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to management, the Company believed that its allowance for doubtful accounts was adequate as of June 30, 2017.

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

Foreign Currency Translation and Transactions

The United States dollar (“U.S. dollar”) is the functional currency of the U.S. parent company. The Singapore dollar, the national currency of Singapore, is the primary currency of the economic environment in which the operations in Singapore are conducted. We also have business entities in Malaysia, Thailand, China and Indonesia, of which the Malaysian ringgit (“RM”), Thai baht, Chinese renminbi (“RMB”) and Indonesian rupiah, are the national currencies. The Company uses the U.S. dollar for financial reporting purposes.

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

Revenue from product sales is also recorded in accordance with the provisions of ASC Topic 605 (Emerging Issues Task Force (“EITF”) Statement 00-21), Revenue Arrangements with Multiple Deliverables and Staff Accounting Bulletin (SAB) 104 Revenue Recognition in Financial Statements, (“ASC Topic 605”) which generally require revenue earned on product sales involving multiple-elements to be allocated to each element based on the relative fair values of those elements. Accordingly, the Company allocates revenue to each element in a multiple-element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold and specifically defined in a quotation or contract. The Company allocates a portion of the invoice value to products sold and the remaining portion of invoice value to installation work in proportion to the fair value of products sold and installation work to be performed. Training elements are valued based on hourly rates, which the Company charges for these services when sold apart from product sales. The fair value determination of products sold and the installation and training work is also based on our specific historical experience of the relative fair values of the elements if there is no easily observable market price to be considered. In fiscal year 2017 and 2016, the installation revenues generated in connection with product sales were immaterial and were included in the product sales revenue line on the consolidated statements of operations and comprehensive income or loss.

In the real estate segment: (1) revenue from property development is earned and recognized on the earlier of the dates when the underlying property is sold or upon the maturity of the agreement; if this amount is uncollectible, the agreement empowers the repossession of the property, and (2) rental revenue is recognized on a straight-line basis over the terms of the respective leases. This means that, with respect to a particular lease, actual amounts billed in accordance with the lease during any given period may be higher or lower than the amount of rental revenue recognized for the period. Straight-line rental revenue is commenced when the tenant assumes possession of the leased premises. Accrued straight-line rents receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with lease agreements.

Joint Venture

The Company analyzes its investments in joint ventures to determine if the joint venture is a variable interest entity (a “VIE”) and would require consolidation. The Company (a) evaluates the sufficiency of the total equity at risk, (b) reviews the voting rights and decision-making authority of the equity investment holders as a group, and whether there are any guaranteed returns, protection against losses, or capping of residual returns within the group and (c) establishes whether activities within the venture are on behalf of an investor with disproportionately few voting rights in making this VIE determination. The Company would consolidate a venture that is determined to be a VIE if it was the primary beneficiary. Beginning January 1, 2010, a new accounting standard became effective and changed the method by which the primary beneficiary of a VIE is determined. Through a primarily qualitative approach, the variable interest holder, if any, who has the power to direct the VIE’s most significant activities is the primary beneficiary. To the extent that the joint venture does not qualify as VIE, the Company further assesses the existence of a controlling financial interest under a voting interest model to determine whether the venture should be consolidated.

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

In our business in the future, we may be required to record impairment charges on our long-lived assets. There was no impairment in fiscal years 2017 and 2016.

Fair Value Measurements

Under the standard ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”), fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between participants in the market in which the reporting entity transacts its business. ASC Topic 820 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, ASC Topic 820 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy.

Income Tax

We account for income taxes using the liability method in accordance with the provisions of ASC Topic 740, Accounting for Income Taxes (“ASC Topic 740”), which requires an entity to recognize deferred tax liabilities and assets. Deferred tax assets and liabilities are recognized for the future tax consequence attributable to the difference between the tax bases of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in future years. Further, the effects of enacted tax laws or rate changes are included as part of deferred tax expenses or benefits in the period that covers the enactment date. Management believed that it was more likely than not that the future benefits from these timing differences would not be realized. Accordingly, a full allowance was provided as of June 30, 2017 and 2016.

The calculation of tax liabilities involves dealing with uncertainties in the application of complex global tax regulations. We recognize potential liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.

Stock Based Compensation

We adopted the fair value recognition provisions under ASC Topic 718, Share Based Payments (“ASC Topic 718”), using the modified prospective application method. Under this transition method, compensation cost recognized during the twelve months ended June 30, 2017 included the applicable amounts of: (a) compensation cost of all share-based payments granted prior to, but not yet vested as of, July 1, 2016 (based on the grant-date fair value estimated in accordance with the original provisions of ASC Topic 718) and (b) compensation cost for all share-based payments granted subsequent to June 30, 2017.

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

Recent Accounting Pronouncements

The amendments in Accounting Standards Update (“ASU”) 2017-11: Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815). For public companies, these amendments are effective for annual periods beginning after December 15, 2018, including interim periods within those periods. While early application is permitted, including adoption in an interim period, the Company has not elected to early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s presentation of consolidated financial position or results of operations.

The amendments in ASU 2017-09 — Compensation—Stock Compensation (ASC Topic 718 ): Scope of Modification Accounting: These amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. For public companies, these amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. While early application is permitted, including adoption in an interim period, the Company has not elected to early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s presentation of consolidated financial position or results of operations.

The amendments in ASU 2017-08 ASC Subtopic 310-20 — 'Receivables—Nonrefundable Fees and Other Costs (“ASC Subtopic 310-20”): These amendments shorten the amortization period for certain callable debt securities held at a premium. For public companies, these amendments are effective for annual periods beginning after December 15, 2018, including interim periods within those periods. While early application is permitted, including adoption in an interim period, the Company has not elected to early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s presentation of consolidated financial position or results of operations.

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

The amendments in ASU 2017-01 ASC Topic 805 — 'Business Combinations: These amendments clarify the definition of a business. The amendments affect all companies and other reporting organizations that must determine whether they have acquired or sold a business. For public companies, these amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. While early application is permitted, including adoption in an interim period, the Company has not elected to early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s presentation of consolidated financial position or results of operations.

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

The amendments in ASU 2016-15 ASC Topic 230 —Statement of Cash Flows: These amendments provide cashflow statement classification guidance. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. While early application is permitted, including adoption in an interim period, the Company has not elected to early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

The amendments in ASU 2016-13 ASC Topic 326: Financial Instruments —Credit losses are issued for the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. For public companies that are not SEC filers, ASC Topic 326 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. While early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, the Company has not yet determined if it will early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

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

The Financial Accounting Standards Board (“FASB”) has issued converged standards on revenue recognition. Specifically, the Board has issued ASU 2014-09, ASC Topic 606 (“ASU 2014-09”). ASU 2014-09 affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). ASU 2014-09 will supersede the revenue recognition requirements in ASC Topic 605, Revenue Recognition (“ASC Topic 605”), and most industry-specific guidance. ASU 2014-09 also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of non-financial assets that are not in a contract with a customer (e.g., assets within the scope of ASC Topic 360, Property, Plant, and Equipment, (“ASC Topic 360”), and intangible assets within the scope of Topic 350, Intangibles—Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in ASU 2014-09. For a public entity, the amendments in ASU 2014-09 would be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. However, ASU 2015-14 ASC Topic 606: Deferral of the Effective Date (“ASC Topic 606”) defers the effective date of ASU 2014-09 for all entities by one year. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company has not yet determined if it will early adopt. As the new standards, will supersede substantially all existing revenue guidance affecting the Company under GAAP, it could impact revenue and cost recognition on sales across all the Company's business segments. The Company carried out an initial evaluation of the impact of this standard on its business and concluded the adoption of this standard did not have a significant effect on its Consolidated Financial Statements. While we are continuing to assess all potential impacts, the Company has not presently selected a transition method as we believe there will not be any significant impact of this new guidance on the Company.

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

Other new pronouncements issued but not yet effective until after June 30, 2017 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

Comparison of Operating Results

The following table presents certain data from the consolidated statements of operating income as a percentage of net sales for the fiscal years ended June 30, 2017 and 2016:

	For the Year Ended June 30,
	2017	2016
Revenue	100.0%	100.0%
Cost of sales	75.4	74.5
Gross Margin	24.6%	25.5%
Operating expenses:
General and administrative	17.9%	18.7%
Selling	2.1	2.0
Research and development	0.5	0.6
(Gain) / loss on disposal of property, plant and equipment	0.1	0.0
Total operating expenses	20.6%	21.3%
Income from Operations	4.0%	4.2%

Overall Revenue

The overall revenue is composed of the revenues from the manufacturing, testing services, distribution and real estate segments. The following table presents the components of the overall revenue realized in fiscal years 2017 and 2016 in percentage format, respectively.

	For the Year Ended June 30,
	2017	2016
Manufacturing	39.7%	42.1%
Testing	43.0	44.3
Distribution	16.9	13.2
Real estate	0.4	0.4
Total	100.0%	100.0%

Revenue in fiscal year 2017 was $38,538, an increase of $4,084 or 11.9%, compared to $34,454 in fiscal year 2016. The increase in revenue was due to an increase in sales across all segments. The extent of the increase in sales from fiscal year 2016 to fiscal year 2017 was offset by the currency translation to U.S. dollars from our subsidiaries’ functional currency.

As a percentage of total revenue, the revenue generated by the manufacturing segment in fiscal year 2017 accounted for 39.7%, a decrease of 2.4%, as compared to 42.1% in fiscal year 2016. In terms of dollar amount, the revenue generated by the manufacturing segment in fiscal year 2017 was $15,289, reflecting an increase of $779, or 5.4%, compared to $14,510 in fiscal year 2016. The increase in revenue generated by the manufacturing segment was due to the higher demand of manufacturing services in the Singapore operations, which was offset by a decrease in volume in the manufacturing segment in our U.S. and Suzhou, China operations.

Backlog in the manufacturing segment was $4,414 as at June 30, 2017, representing an increase of $757 from $3,657 as at June 30, 2016. We expect the demand for our products to continue to increase at a slower pace in fiscal year 2018 as compared to fiscal year 2017, depending on the global market for testing equipment and systems.

As a percentage of total revenue, the revenue generated by the testing services segment in fiscal year 2017 accounted for 43.0% of total sales, a decrease of 1.3% compared to 44.3% in fiscal year 2016. In terms of dollar amount, the revenue generated by the testing services segment for fiscal year 2017 was $16,586, reflecting an increase of $1,306, compared to $15,280 for fiscal year 2016. The increase in revenue generated by the testing segment was primarily attributable to our Singapore, Malaysia and Bangkok, Thailand operations. The increase in the Singapore operations was due to receiving orders from new testing customers and our existing customers increasing their order for certain product categories, which is dependent on the demand for their products, while the increase in the Malaysia and Bangkok, Thailand operations were due to an increase in orders from major customers. These increases were partially offset by the decrease in revenue as a result of lower volume in the Suzhou, China operations during fiscal year 2017, the currency translation effect in the Tianjin, China operations despite higher revenue in local currency. The extent of increase in revenue was also negatively impacted by the currency translation effect from our subsidiaries’ functional currency to U.S. dollars. Demand for testing services varies from country to country depending on changes taking place in the market and our customers’ forecasts. Because it is difficult to accurately forecast fluctuations in the market, we believe that it is necessary to maintain testing facilities in close proximity to our customers in order to make it convenient for them to send us their newly manufactured parts for testing and to enable us to maintain a share of the market.

Backlog in the testing services segment as at June 30, 2017 was $1,105, an increase of $287 as compared to $818 at June 30, 2016. The increase in backlog was mainly from our Suzhou, China operations. The backlog depends on the orders received from customers, which are in turn dependent upon the customers’ inventory levels.

As a percentage of total revenue, the revenue generated by the distribution segment in fiscal year 2017 accounted for 16.9% of total sales, an increase of 3.7% compared to 13.2% in fiscal year 2016. In terms of dollar amount, revenue for fiscal year 2017 was $6,511, an increase of $1,969, or 43.4%, compared to $4,542 for fiscal year 2016. The increase in our distribution segment was due to the increase in orders for certain products from existing customers and new customers in our Singapore and operations in fiscal year 2017. This increase was partially offset by a decrease in orders in our Malaysia operations and currency translation effect in the Suzhou, China operations despite higher revenue in local currency.

Backlog in the distribution segment as at June 30, 2017 was $1,686, reflecting an increase of $394 compared to the backlog of $1,292 at June 30, 2016. The increase in backlog was mainly due to an increase in orders from customers due to an increase in the demand for the customer’s products and expansion of our customer base. We believe that our competitive advantage in the distribution segment is our design and engineering capabilities in components and touch screen products, which allow customization to meet the specific requirement of our customers. Product volume for the distribution segment depends on sales activities such as placing orders, queries on products and backlog.  Equipment and electronic component sales are very competitive, as the products are readily available in the market.

As a percentage of total revenue, the revenue generated by the real estate segment was 0.4% of total sales in both fiscal years 2017 and 2016. In terms of dollar value, revenue for fiscal year 2017 was $152, an increase of $30, or 24.6%, compared to $122 for fiscal year 2016. Our real estate segment saw an increase in rental income from our MaoYe and FuLi properties in fiscal year 2017 as certain vacant units in fiscal year 2016 were leased in fiscal year 2017.

Backlog in the real estate segment as at June 30, 2017 was $341, a decrease of $196 as compared to $537 at June 30, 2016. The decrease in backlog was mainly due to fewer instances of renewal of expired rental agreements of certain properties in our China operations during fiscal year 2017 as compared to fiscal year 2016.

Overall Gross Margin

Overall gross margin as a percentage of revenue was 24.6% in fiscal year 2017, a decrease of 0.9% compared to 25.5% in fiscal year 2016. The decrease in gross margin as a percentage of revenue was mainly attributable to the manufacturing and distribution segments. In terms of dollar value, the overall gross profit for fiscal year 2017 was $9,462, an increase of $693, or 7.9%, compared to $8,769 for fiscal year 2016. The increase in the dollar value of overall gross margin was mainly due to the increase in the testing segment.

The gross margin as a percentage of revenue in the manufacturing segment was 20.9% in fiscal year 2017, a decrease of 3.2% compared to 24.1% in fiscal year 2016. In terms of dollar amount, gross profit for the manufacturing segment in fiscal year 2017 was $3,198, a decrease of $304, or 8.7%, compared to $3,502 in fiscal year 2016. The decrease in absolute dollar amount of gross margin was mainly due to a change in product mix in our Suzhou, China operations, and a decrease in high profit margin sales in our U.S. operations. The decrease in gross margin percentage was due to the change in product mix, as this segment had fewer sales of products with a higher profit margin as compared to the same period of last fiscal year.

The gross margin as a percentage of revenue in the testing services segment was 33.3% in fiscal year 2017, an increase of 2.6% compared to 30.7% in fiscal year 2016. In terms of dollar amounts, gross profit in the testing services segment in fiscal year 2017 was $5,529, an increase of $836, or 17.8%, compared to $4,693 in fiscal year 2016. The increase in gross profit margin was primarily due to the increase in revenue brought about by an increase in orders in our Singapore, Malaysia and Bangkok, Thailand operations, as discussed earlier. A significant portion of our cost of goods sold is fixed in the testing segment. Thus, as the demand of services and factory utilization increases, the fixed costs are spread over the increased output, which increases the gross profit margin. Overall, the testing operations increased their utilization.

The gross margin as a percentage of revenue in the distribution segment was 10.5% in fiscal year 2017, a decrease of 2.2% compared to 12.7% in fiscal year 2016. The decrease in gross margin percentage was due to the change in product mix, as this segment had fewer sales of products with a higher profit margin as compared to the same period of last fiscal year. In terms of dollar amount, gross profit in the distribution segment was $683, an increase of $108, or 18.8%, compared $575 in fiscal year 2016. The gross margin of the distribution segment was not only affected by the market price of our products, but also our product mix, which changes frequently as a result of changes in market demand.

The gross margin as a percentage of revenue in the real estate segment was 34.2% in fiscal year 2017, an improvement of 35.0% compared to a gross loss of 0.8% in fiscal year 2016. In absolute dollar amount, gross margin in the real estate segment was $52 in fiscal year 2017, an improvement of $53, as compared to a gross loss of $1 in fiscal year 2016. The improvement was due to an increase in revenue from both investment properties, MaoYe and FuLi, because of an increase in space rented during the period and a decrease in cost of sales due a change in tax structure between fiscal years 2017 and 2016.

Operating Expenses

Operating expenses for the fiscal years ended June 30, 2017 and 2016 were as follows:

	For the Year Ended June 30,
	2017	2016
General and administrative	$6,911	$6,449
Selling	807	676
Research and development	208	200
Loss / (gain) on disposal of property, plant and equipment	47	(16)
Total	$7,973	$7,309

General and administrative expenses increased by $462, or 7.2%, from $6,449 in fiscal year 2016 to $6,911 in fiscal year 2017. The increase was mainly attributable to an increase in payroll expenses in our U.S., Singapore, Malaysia, Tianjin, China operations, and an increase in professional and software related expenses in the Singapore operations. These increases were partially offset by a decrease in headcount and payroll related expenses in our Suzhou, China operations, and a decrease in legal and property management fees in our Chongqing, China operations.

Selling expenses were $807 and $676 in fiscal years 2017 and 2016, respectively, reflecting an increase of $131, or 19.4%. The increase was mainly due to an increase in travel expenses in our Singapore, Malaysia and Tianjin, China operations, and an increase in commission in our Singapore operations as a result of an increase in commissionable sales. These increases were offset by a decrease in commission in our U.S. operations.

During fiscal year 2017, there was a loss in disposal of property, plant and equipment amounting to $47, as compared to a gain of $16 in fiscal year 2016. The change of $63 is because certain assets that were no longer required were disposed during financial year 2017, resulting in a loss. The change is mainly due to fixed assets written off in the Malaysia and Tianjin, China operations as part of routine operational review of assets during the fiscal year.

Income from Operations

Income from operations was $1,489 in fiscal year 2017, an increase of $29, as compared to $1,460 in fiscal year 2016. The increase was mainly due to an increase in revenue, which was partially offset by the increase in the cost of sales and operating expenses, as discussed earlier.

Interest Expenses

The interest expenses for fiscal years 2017 and 2016 were as follows:

	For the Year Ended June 30,
	2017	2016
Interest expenses	$202	$204

Interest expenses decreased by $2, or 1.0%, to $202 in fiscal year 2017 from $204 in fiscal year 2016.

 Other Income, Net

Other income, net for fiscal years 2017 and 2016 was as follows:

	For the Year Ended June 30,
	2017	2016
Interest income	$33	18
Other rental income	99	97
Exchange gain / (loss)	96	(371)
Other miscellaneous income	286	302
Total	$514	$46

Other income increased by $468 to $514 for fiscal year 2017 as compared to $46 for fiscal year 2016. The increase in other income in fiscal year 2017 was mainly due to an exchange gain of $96 as compared to an exchange loss of $371 in fiscal year 2016, in addition to an increase in interest income. This was partially offset by a decrease in other miscellaneous income.

Income Tax Expenses / Benefits

Income tax expenses for fiscal year 2017 were $341, as compared to $237 for fiscal year 2016. The increase in income tax expenses was due to an increase in taxes withheld by the Malaysia, Thailand and China subsidiaries for the payments made to the Singapore subsidiary. These taxes withheld are paid to the Inland Revenue department of the respective countries and are not recoverable. In addition, there was a change from deferred tax benefit in the same period last fiscal year to deferred tax expense for timing differences recorded by the Malaysia operations.

At June 30, 2017, the Company had net operating loss carry-forward of approximately nil and $148 for U.S. federal and state tax purposes, respectively, expiring through 2033. The Company also had tax credit carry-forward of approximately $211 for U.S. federal income tax purposes expiring through 2020. Management of the Company is uncertain whether it is more likely than not that these future benefits will be realized. Accordingly, a full valuation allowance was established.

Loss / Income from Discontinued Operations

Loss from discontinued operations was $5 in fiscal year 2017, as compared to $4 in fiscal year 2016. The loss was attributable to currency translation effect in the discontinued operations. We discontinued our fabrication segment in fiscal year 2013.

The discontinued operation in Shanghai was wound up in March 2017. The operation did not incur any general and administrative expenses in either fiscal year 2017 or 2016.

Non-controlling Interest

As of June 30, 2017, we held an indirect 55% interest each in Trio-Tech (Malaysia) Sdn. Bhd. (“TTM”), Trio-Tech (Kuala Lumpur) Sdn. Bhd. (“TTKL”), SHI and PT SHI, and a 76% interest in Prestal Enterprise Sdn. Bhd. (“Prestal”). The non-controlling interest for fiscal year 2017, in the net income of subsidiaries, was $139, a decrease of $143 compared to the non-controlling interest in the net income of $282 for the previous fiscal year. The decrease in the non-controlling interest in the net income of subsidiaries was primarily attributable to the lower net income generated by the Malaysia operations in fiscal year 2017, as compared to the previous fiscal year.

Net Income Attributable to Trio-Tech International Common Shareholders

Net income for fiscal year 2017 was $1,316, an increase of $537, as compared to $779 for fiscal year 2016. The increase during fiscal year 2017 was due to the increase in revenue and other income, and decrease in share of net income to non-controlling interest, partially offset by the increase in cost of goods sold, operating expenses and income tax expenses, as discussed earlier.

Earnings per Share

Basic earnings per share from continuing operations was $0.38 in fiscal year 2017, as compared to $0.22 in fiscal year 2016. Basic earnings per share from discontinued operations was nil for both fiscal years 2017 and 2016.

Diluted earnings per share from continuing operations was $0.36 in fiscal year 2017, as compared to $0.22 in fiscal year 2016. Diluted earnings per share from discontinued operations was nil for both fiscal years 2017 and 2016.

Segment Information

The revenue, gross margin and income or loss from each segment for fiscal years 2017 and 2016 are presented below. As the segment revenue and gross margin have been discussed in the previous section, only the comparison of income or loss from operations is discussed below.

Manufacturing Segment

The revenue, gross margin and loss from operations for the manufacturing segment for fiscal years 2017 and 2016 were as follows:

	For the Year Ended June 30,
	2017	2016
Revenue	$15,289	$14,510
Gross margin	20.9%	24.1%
Income from operations	$75	$260

Income from operations in the manufacturing segment was $75 in fiscal year 2017, a decrease of $185, as compared to $260 in fiscal year 2016. The change was attributable to a decrease in gross margin by $304, as discussed earlier, and decrease in operating expenses by $119. Operating expenses were $3,123 and $3,242 for fiscal years 2017 and 2016, respectively. The decrease in operating expenses was mainly due to a decrease in general admin expenses. This decrease was partially offset by an increase in allocation of corporate charges, which are allocated on a predetermined fixed charge basis.

Testing Services Segment

The revenue, gross margin and income from operations for the testing services segment for fiscal years 2017 and 2016 were as follows:

	For the Year Ended June 30,
	2017	2016
Revenue	$16,586	$15,280
Gross margin	33.3%	30.7%
Income from operations	$1,112	$1,010

Income from operations in the testing services segment in fiscal year 2017 was $1,112, an increase of $102 compared to $1,010 in fiscal year 2016. The increase in operating income was attributable to an increase in revenue by $1,306 and increase in gross margin by $836, as discussed earlier, and partially offset by an increase in operating expenses by $734. Operating expenses were $4,417 and $3,683 for fiscal years 2017 and 2016, respectively. The increase in operating expenses was mainly attributable to an increase in general and administrative expenses, selling expenses, and loss on disposal of property, plant and equipment. General and administrative expenses increased due to an increase in payroll related expenses in the Singapore, Malaysia and Tianjin, China operations, software related expenses in the Singapore operations, professional expenses in the Malaysian operations and an increase in tax and welfare expenses in the Tianjin, China operations. Selling expenses increased due to travel expenses in the Singapore, Malaysia, and Tianjin, China operations and commission expenses in the Singapore operations. Increase in commission expenses was due to increase in commissionable sales. During fiscal year 2017, certain assets that were no longer required were disposed of, resulting in a loss. These increases were partially offset by a decrease in allocation of corporate charges, which are allocated on a predetermined fixed charge basis.

Distribution Segment

The revenue, gross margin and income from operations for the distribution segment for fiscal years 2017 and 2016 were as follows:

	For the Year Ended June 30,
	2017	2016
Revenue	$6,511	$4,542
Gross margin	10.5%	12.7%
Income from operations	$345	$224

Income from operations in the distribution segment was $345 in fiscal year 2017, an increase of $121, as compared to $224 in fiscal year 2016. The increase was mainly due to the increase in revenue of $1,969 and an increase in gross margin of $108, as discussed earlier, and decrease in operating expenses by $13. Operating expenses were $338 and $351 for fiscal years 2017 and 2016, respectively. The decrease in allocation of corporate charges, which are allocated on a predetermined fixed charge basis, was partially offset by increases in general and administrative and selling expenses in our Singapore operations.

Real Estate

The revenue, gross margin and loss from operations for the real estate segment for fiscal years 2017 and 2016 were as follows:

	For the Year Ended June 30,
	2016	2015
Revenue	$152	$122
Gross margin	34.2%	(0.8)%
Loss from operations	$(38)	$(100)

Loss from operations in the real estate segment decreased by $62, from $100 in fiscal year 2016 as compared to $38 in fiscal year 2017. The decrease in operating loss was primarily due to the increase in revenue by $30 and increase in gross margin by $53, as discussed earlier, and decrease in operating expenses by $9. Operating expenses were $90 and $99 for fiscal years 2017 and 2016, respectively.

Corporate

The following table presents the (loss) or income from operations for Corporate for fiscal years 2017 and 2016, respectively:

	For the Year Ended June 30,
	2017	2016
(Loss)/ income from operations	$(5)	$66

In fiscal year 2017, Corporate operating loss was $5, a deterioration of $71 compared to an operating income of $66 in fiscal year 2016. This was mainly due to an increase in corporate expenses mainly in payroll related expenses and information systems related expenses. These increases were partially offset by the increase corporate charges allocated to other segments. Allocation is based on a predetermined fixed charge basis.

Liquidity

The Company’s core businesses—testing services, manufacturing and distribution—operate in a volatile industry, in which its average selling prices and product costs are influenced by competitive factors. These factors create pressures on sales, costs, earnings and cash flows, which impact liquidity.

Net cash provided by operating activities increased by $2,939 to $3,953 for the twelve months ended June 30, 2017 from $1,014 in the same period of the last fiscal year. Together with an increase of $394 in net income, net cash generated by operating activities was mainly due to an improvement in collection from accounts receivable by $756, a decrease in other receivables by $398, decrease in other assets by $107, an increase in other payables by $952 and an increase in deferred tax liability by $176. These were partially offset by an increase in inventories by $45.

Net cash used in investing activities increased by $782 to an outflow of $2,362 for the twelve months ended June 30, 2017 from an outflow of $1,580 for the same period of last fiscal year. The increase in net cash used in investing activities was primarily due to an increase in cash outflow of $628 from additions to property, plant and equipment, and $450 from investments in restricted and unrestricted deposits, in addition to a decrease in cash inflow of $129 from disposal of property, plant and equipment. The increase in net cash used in investing activities was partially offset by a decrease of $425 in proceeds from maturing of restricted and unrestricted deposits.

Net cash used in financing activities for the twelve months ended June 30, 2017 was $349, representing a change of $584 compared to $235 net cash generated from financing activities during the twelve months ended June 30, 2016. Cash outflow increased mainly due to an increase in repayment of lines of credit by $901. The increase in cash outflow was partially offset by an increase in cash inflow of $331 from borrowings from bank loans.

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

Capital Resources

Our working capital (defined as current assets minus current liabilities) has historically been generated primarily from the following sources: operating cash flow, availability under our revolving line of credit, and short-term loans. The working capital was $7,488 as of June 30, 2017, representing an increase of $1,009, or 15.6%, compared to working capital of $6,479 as of June 30, 2016. The increase in working capital was mainly due to increases in current assets such as cash and cash equivalents, short-term deposits, trade receivables, inventories and decreases in current liabilities such as, income taxes payable, current portion of bank loans payable and current portion of capital leases. Such fluctuations were partially offset by decreases in current assets such as prepaid expenses and other current assets, and assets held for sale and increases in current liabilities such as lines of credit, trade payable and accrued expenses, as discussed above.

The majority of our capital expenditures are based on demands from our customers, as we are operating in a capital-intensive industry. Our capital expenditures were $2,283 and $1,657 for fiscal year 2017 and fiscal year 2016, respectively. The capital expenditures in fiscal year 2017 were mainly in the Singapore and Malaysia operations, which provide testing services to one of our major customers. We financed our capital expenditures and other operating expenses through operating cash flows, revolving lines of credit and long-term debts.

Our credit rating provides us with ready and adequate access to funds in the global market. At June 30, 2017, we had available unused lines of credit totaling $3,559.

Entity with	Type of	Interest	Expiration	Credit	Unused
Facility	Facility	Rate	Date	Limitation	Credit
Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Ranging from 4.0% to 7.5%	-	$4,496	$2,815
Trio-Tech (Malaysia) Sdn. Bhd.	Lines of Credit	Ranging from 6.3% to 6.7%	-	$734	$734
Trio-Tech (Tianjin) Co., Ltd.	Lines of Credit	5.2%	-	$885	$10

On January 20, 2017, Trio-Tech Tianjin signed an agreement with a bank for an Accounts Receivable Financing facility with the bank for RMB 6,000, or approximately $871. Interest is charged at the bank’s lending rate plus a floating interest rate. The effective interest rate is 120% of the bank’s lending rate. The financing facility was set up to facilitate the growing testing operations in our Tianjin operations in China. The bank account for this facility was set up on January 20, 2017 and put to use during fiscal year 2017.

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

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer (the principal executive and principal financial officers, respectively, of the Company) of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2017, the end of the period covered by this Form 10-K. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2017.

Additionally, management has the responsibility for establishing and maintaining adequate internal control over financial reporting for the Company and thus also assessed the effectiveness of our internal controls over financial reporting as of June 30, 2017. Management used the framework set forth in the report entitled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 to evaluate the effectiveness of the Company’s internal control over financial reporting.

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

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal controls over financial reporting were effective as of June 30, 2017.

Changes in Internal Control Over Financial Reporting

Except as discussed below, there has been no change in the Company’s internal control over financial reporting during the fourth quarter of Fiscal 2017, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Enterprise Resource Planning (ERP) Implementation

We are in the process of implementing an ERP System, as part of a multi-year plan to integrate and upgrade our systems and processes. The implementation of this ERP system is scheduled to occur in phases over the next few years, and began with the migration of certain of our operational and financial systems in our Singapore operations to the new ERP system during the second quarter of Fiscal 2017. This implementation effort continued in the third and fourth quarters of Fiscal 2017 and will continue in Fiscal 2018, when the operational and financial systems in Singapore and Malaysia will be substantially transitioned to the new system.

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

ITEM 9B – OTHER INFORMATION

None.

PART III

The information required by Items 10 through 14 of Part III of this Form 10-K (information regarding our directors and executive officers, executive compensation, security ownership of certain beneficial owners, management, related stockholder matters, and certain relationships and related transactions and principal accountant fees and services, respectively) is hereby incorporated by reference from the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal year 2017.

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
5.
Consolidated Statements of Cash Flows
6.
Notes to Consolidated Financial Statements

(b)
The exhibits filed as part of this Annual Report on Form 10-K are set forth on the Exhibit Index immediately preceding such exhibits, and are incorporated herein by reference.

ITEM 16 – FORM 10-K SUMMARY

Not applicable.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIO-TECH INTERNATIONAL By: /s/ Victor H.M. Ting VICTOR H.M. TING Vice President and Chief Financial Officer September 20, 2017

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

/s/  A. Charles Wilson
A. Charles Wilson, Director
Chairman of the Board
September 20, 2017

/s/  S.W.Yong
S. W. Yong, Director
President, Chief Executive Officer
(Principal Executive Officer)
 September 20, 2017

/s/  Victor H. M. Ting
Victor H.M. Ting, Director
Vice President, Chief Financial Officer
 (Principal Financial Officer)
September 20, 2017

/s/  Jason T. Adelman
Jason T. Adelman, Director
September 20, 2017

/s/  Richard M. Horowitz
Richard M. Horowitz, Director
September 20, 2017

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
Universal (Far East) Pte. Ltd., a Singapore Corporation
Trio-Tech International (Thailand) Co., Ltd., a Thailand Corporation
Trio-Tech (Bangkok) Co., Ltd., a Thailand Corporation
Trio-Tech (Malaysia) Sdn Bhd., a Malaysia Corporation (55% owned by the subsidiary of Registrant)
Trio-Tech (Kuala Lumpur) Sdn Bhd., a Malaysia Corporation (100% owned by Trio-Tech Malaysia)
Prestal Enterprise Sdn. Bhd., a Malaysia Corporation (76% owned by the Registrant)
Trio-Tech (SIP) Co., Ltd., a China Corporation
Trio-Tech (Shanghai) Co., Ltd., a China Corporation (Windup in March 30, 2017)
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
Van Nuys, California

We have audited the accompanying consolidated balance sheets of Trio-Tech International and Subsidiaries (the “Company”) as of June 30, 2017 and 2016, and the related consolidated statements of operations and comprehensive income (loss), shareholders' equity and cash flows for each of the years in the two-year period ended June 30, 2017. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trio-Tech International and Subsidiaries as of June 30, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2017 in conformity with accounting principles generally accepted in the United States of America.

Mazars LLP
PUBLIC ACCOUNTANTS AND
CHARTERED ACCOUNTANTS

/s/   Mazars LLP

Singapore
September 20, 2017

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
AUDITED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT NUMBER OF SHARES)
	June 30, 2017	June 30, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,772	$3,807
Short-term deposits	787	295
Trade accounts receivable, less allowance for doubtful accounts of $247 and $270	9,009	8,826
Other receivables	401	596
Inventories, less provision for obsolete inventory of $686 and $697	1,756	1,460
Prepaid expenses and other current assets	226	264
Assets held for sale	86	92
Total current assets	17,037	15,340
NON-CURRENT ASSETS:
Deferred tax assets	375	401
Investment properties, net	1,216	1,340
Property, plant and equipment, net	11,291	11,283
Other assets	1,922	1,788
Restricted term deposits	1,657	2,067
Total non-current assets	16,461	16,879
TOTAL ASSETS	$33,498	$32,219

LIABILITIES
CURRENT LIABILITIES:
Lines of credit	$2,556	$2,491
Accounts payable	3,229	2,921
Accrued expenses	3,043	2,642
Income taxes payable	233	230
Current portion of bank loans payable	260	342
Current portion of capital leases	228	235
Total current liabilities	9,549	8,861
NON-CURRENT LIABILITIES:
Bank loans payable, net of current portion	1,552	1,725
Capital leases, net of current portion	531	503
Deferred tax liabilities	295	216
Other non-current liabilities	44	43
Total non-current liabilities	2,422	2,487
TOTAL LIABILITIES	$11,971	$11,348

EQUITY
TRIO-TECH INTERNATIONAL’S SHAREHOLDERS' EQUITY:
Common stock, no par value, 15,000,000 shares authorized; 3,523,055 shares issued and outstanding as at June 30, 2017 and 3,513,055 shares issued and outstanding June 30, 2016	$10,921	$10,882
Paid-in capital	3,206	3,188
Accumulated retained earnings	4,341	3,025
Accumulated other comprehensive gain-translation adjustments	1,633	2,162
Total Trio-Tech International shareholders' equity	20,101	19,257
Non-controlling interests	1,426	1,614
TOTAL EQUITY	$21,527	$20,871
TOTAL LIABILITIES AND EQUITY	$33,498	$32,219
See notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
AUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

	For the Year Ended
	June 30,	June 30,
	2017	2016
Revenue
Products	$15,289	$14,510
Testing services	16,586	15,280
Distribution	6,511	4,542
Others	152	122
	38,538	34,454
Cost of Sales
Cost of products sold	12,091	11,008
Cost of testing services rendered	11,057	10,587
Cost of distribution	5,828	3,967
Others	100	123
	29,076	25,685

Gross Margin	9,462	8,769

Operating Expenses:
General and administrative	6,911	6,449
Selling	807	676
Research and development	208	200
Gain/ (loss) on disposal of property, plant and equipment	47	(16)
Total operating expenses	7,973	7,309

Income from Operations	1,489	1,460

Other Income / (Expenses)
Interest expenses	(202)	(204)
Other income, net	514	46
Total other income / (expenses)	312	(158)

Income from Continuing Operations before Income Taxes	1,801	1,302

Income Tax Expenses	(341)	(237)

Income from continuing operations before non-controlling interests, net of tax	1,460	1,065

Discontinued Operations (Note 24)
Loss from discontinued operations, net of tax	(5)	(4)
NET INCOME	1,455	1,061

Less: net income attributable to non-controlling interests	139	282
Net Income Attributable to Trio-Tech International Common Shareholders	$1,316	$779

Amounts Attributable to Trio-Tech International Common Shareholders:
Income from continuing operations, net of tax	1,325	788
Loss from discontinued operations, net of tax	(9)	(9)
Net Income Attributable to Trio-Tech International Common Shareholders	$1,316	$779

Basic Earnings per Share:
Basic earnings per share from continuing operations attributable to Trio-Tech International	$0.38	$0.22
Basic loss per share from discontinued operations attributable to Trio-Tech International	$-	$-
Basic Earnings per Share from Net Income
Attributable to Trio-Tech International	$0.38	$0.22

Diluted Earnings per Share:
Diluted earnings per share from continuing operations attributable to Trio-Tech International	$0.36	$0.22
Diluted loss per share from discontinued operations attributable to Trio-Tech International	-	-
Diluted Earnings per Share from Net Income
Attributable to Trio-Tech International	$0.36	$0.22

Weighted average number of common shares outstanding
Basic	3,523	3,513
Dilutive effect of stock options	121	22
Number of shares used to compute earnings per share diluted	3,644	3,535

See notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Year Ended
	June 30,	June 30,
	2017	2016
Comprehensive Income Attributable to Trio-Tech International Common Shareholders:

Net income	1,455	1,061
Foreign currency translation, net of tax	(679)	(832)
Comprehensive Income	776	229
Less: comprehensive (loss) / income attributable to the non-controlling interests	(11)	59
Comprehensive Income Attributable to Trio-Tech International Common Shareholders	$787	$170

See notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(IN THOUSANDS)

	Common Stock		Paid-in	Accumulated Retained	Accumulated Other Comprehensive	Non- Controlling
	No. of Shares	Amount	Capital	Earnings	Income	Interests	Total
		$	$	$	$	$	$
Balance at June 30, 2015	3,513	10,882	3,087	2,246	2,771	1,736	20,722

Stock option expenses	-	-	101	-	-	-	101
Net income	-	-	-	779	-	282	1,061
Dividend declared by subsidiary	-	-	-	-	-	(181)	(181)
Translation adjustment	-	-	-	-	(609)	(223)	(832)
Balance at June 30, 2016	3,513	10,882	3,188	3,025	2,162	1,614	20,871

Stock option expenses	-	-	18	-	-	-	18
Net income	-	-	-	1,316	-	139	1,455
Dividend declared by subsidiary	-	-	-	-	-	(177)	(177)
Issue of restricted shares to consultant	10	39	-	-	-	-	39
Translation adjustment	-	-	-	-	(529)	(150)	(679)
Balance at June 30, 2017	3,523	10,921	3,206	4,341	1,633	1,426	21,527

See accompanying notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)
	Year Ended
	June 30,	June 30,
	2017	2016
Cash Flow from Operating Activities
Net income	$1,455	$1,061
Adjustments to reconcile net income to net cash flow provided by operating activities
Depreciation and amortization	1,836	1,838
Bad debt expenses, net	(15)	(27)
Inventory recovery	-	(64)
Warranty recovery, net	(27)	(25)
Accrued interest expense, net accrued interest income	180	193
Fixed assets written off	30	-
Issuance of shares to service provider	39	-
Loss/ (gain) on disposal of property, plant and equipment	17	(16)
Stock compensation expenses	18	101
Deferred tax (benefit) / provision	104	(72)
Changes in operating assets and liabilities
Trade accounts receivables	(168)	(924)
Other receivables	191	(207)
Other assets	(235)	(342)
Inventories	(300)	(255)
Prepaid expenses and other current assets	38	(20)
Accounts payable and accrued expenses	787	(165)
Income tax payable	3	(66)
Other non-current liabilities	-	4
Net Cash Provided by Operating Activities	3,953	1,014
Cash Flow from Investing Activities
Proceeds from maturing of unrestricted and restricted term deposits, net	488	63
Additions to property, plant and equipment	(2,285)	(1,657)
Investments in restricted and un-restricted deposits	(651)	(201)
Proceeds from disposal of property, plant and equipment	86	215
Net Cash Used in Investing Activities	(2,362)	(1,580)
Cash Flow from Financing Activities
Repayment on lines of credit	(8,915)	(8,014)
Dividends paid on non-controlling interest	(177)	(181)
Repayment of bank loans and capital leases	(721)	(703)
Proceeds from bank loans and capital leases	9,464	9,133
Net Cash Generated from / (Used in) Financing Activities	(349)	235
Effect of Changes in Exchange Rate	(277)	427
NET INCREASE IN CASH AND CASH EQUIVALENTS	965	96
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,807	3,711
CASH AND CASH EQUIVALENTS, END OF YEAR	$4,772	$3,807
Supplementary Information of Cash Flows
Cash paid during the period for:
Interest	$185	$204
Income taxes	$170	$241
Non-Cash Transactions
Capital lease of property, plant and equipment	$295	$279

See accompanying notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2017 AND 2016
(IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

1.
BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Basis of Presentation and Principles of Consolidation - Trio-Tech International (the “Company” or “TTI” hereafter) was incorporated in fiscal 1958 under the laws of the State of California. TTI provides third-party semiconductor testing and burn-in services primarily through its laboratories in Asia. In addition, TTI operates testing facilities in the U.S. The Company also designs, develops, manufactures and markets a broad range of equipment and systems used in the manufacturing and testing of semiconductor devices and electronic components. In fiscal 2017, TTI conducted business in the foregoing four segments: Manufacturing (assembly), Testing Services, Distribution and Real Estate. TTI has subsidiaries in the U.S., Singapore, Malaysia, Thailand and China as follows:

	Ownership	Location

Express Test Corporation (Dormant)	100%	Van Nuys, California
Trio-Tech Reliability Services (Dormant)	100%	Van Nuys, California
KTS Incorporated, dba Universal Systems (Dormant)	100%	Van Nuys, California
European Electronic Test Centre (Dormant)	100%	Dublin, Ireland
Trio-Tech International Pte. Ltd.	100%	Singapore
Universal (Far East) Pte. Ltd. *	100%	Singapore
Trio-Tech International (Thailand) Co. Ltd. *	100%	Bangkok, Thailand
Trio-Tech (Bangkok) Co. Ltd.	100%	Bangkok, Thailand
(49% owned by Trio-Tech International Pte. Ltd. and 51% owned by Trio-Tech International (Thailand) Co. Ltd.)
Trio-Tech (Malaysia) Sdn. Bhd. (55% owned by Trio-Tech International Pte. Ltd.)	55%	Penang and Selangor, Malaysia
Trio-Tech (Kuala Lumpur) Sdn. Bhd.	55%	Selangor, Malaysia
(100% owned by Trio-Tech Malaysia Sdn. Bhd.)
Prestal Enterprise Sdn. Bhd.	76%	Selangor, Malaysia
(76% owned by Trio-Tech International Pte. Ltd.)
Trio-Tech (SIP) Co., Ltd. *	100%	Suzhou, China
Trio-Tech (Shanghai) Co., Ltd. **	100%	Shanghai, China
Trio-Tech (Chongqing) Co. Ltd. *	100%	Chongqing, China
SHI International Pte. Ltd. (Dormant) (55% owned by Trio-Tech International Pte. Ltd)	55%	Singapore
PT SHI Indonesia (Dormant) (100% owned by SHI International Pte. Ltd.)	55%	Batam, Indonesia
Trio-Tech (Tianjin) Co., Ltd. *	100%	Tianjin, China

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

Liquidity – The Company earned net income attributable to common shareholders of $1,316 and $779 for fiscal years 2017 and 2016, respectively.

The Company’s core businesses -- testing services, manufacturing (assembly) and distribution - operate in a volatile industry, whereby its average selling prices and product costs are influenced by competitive factors. These factors create pressures on sales, costs, earnings and cash flows, which will impact liquidity.

Foreign Currency Translation and Transactions — The U.S. dollar is the functional currency of the U.S. parent company. The Singapore dollar, the national currency of Singapore, is the primary currency of the economic environment in which the operations in Singapore are conducted. The Company also has business entities in Malaysia, Thailand, China and Indonesia, of which the Malaysian ringgit (“RM”), Thai baht, Chinese renminbi (“RMB”) and Indonesian rupiah, are the national currencies. The Company uses the U.S. dollar for financial reporting purposes.

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

Revenue from product sales is also recorded in accordance with the provisions of ASC Topic 605 and Staff Accounting Bulletin (“SAB”) 104 Revenue Recognition in Financial Statements, (“ASC Topic 605”), which generally require revenue earned on product sales involving multiple-elements to be allocated to each element based on the relative fair values of those elements. Accordingly, the Company allocates revenue to each element in a multiple-element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold and specifically defined in a quotation or contract. The Company allocates a portion of the invoice value to products sold and the remaining portion of invoice value to installation work in proportion to the fair value of products sold and installation work to be performed. Training elements are valued based on hourly rates, which services the Company charges for when sold apart from product sales. The fair value determination of products sold and the installation and training work is also based on our specific historical experience of the relative fair values of the elements if there is no easily observable market price to be considered. In fiscal years 2017 and 2016, the installation revenues generated in connection with product sales were immaterial and were included in the product sales revenue line on the consolidated statements of operations and comprehensive income or loss.

In the real estate segment: (1) revenue from property development is earned and recognized on the earlier of the dates when the underlying property is sold or upon the maturity of the agreement; if this amount is uncollectible, the agreement empowers the repossession of the property, and (2) rental revenue is recognized on a straight-line basis over the terms of the respective leases. This means that, with respect to a particular lease, actual amounts billed in accordance with the lease during any given period may be higher or lower than the amount of rental revenue recognized for the period. Straight-line rental revenue is commenced when the tenant assumes possession of the leased premises. Accrued straight-line rents receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with lease agreements.

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

The Company’s management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. The Company includes any account balances that are determined to be uncollectible, along with a general reserve, in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to management, the Company believed that its allowance for doubtful accounts was adequate as of June 30, 2017 and 2016.

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

Term Deposits — Term deposits consist of bank balances and interest-bearing deposits having maturities of 4 to 12 months. As of June 30, 2017, the Company held approximately $687 of unrestricted term deposits in the company’s Malaysian subsidiary and $100 of unrestricted term deposits in the Company’s 100% owned Thailand subsidiary, which were denominated in RM and Thai baht, as compared to $199 and $96 as of June 30, 2016, respectively.

Restricted Term Deposits — The Company held certain term deposits in the Singapore and Malaysia operations which were considered restricted as they were held as security against certain facilities granted by the financial institutions. As of June 30, 2017 the Company held approximately $1,450 of restricted term deposits in the Company’s 100% owned Trio-Tech International Pte. Ltd., which were denominated in Singapore currency, and $207 of restricted term deposits in the Company’s 55% owned Malaysian subsidiary, which were denominated in RM, as compared to June 30, 2016 when the Company held approximately $1,853 of restricted term deposits in the Company’s 100% owned Trio-Tech International Pte. Ltd., which were denominated in Singapore currency, and $214 of restricted term deposits in the Company’s 55% owned Malaysian subsidiary, which were denominated in the currency of Malaysia.

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

The Company evaluates the long-lived assets, including property, plant and equipment and investment property, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors considered important that could result in an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for our business, significant negative industry or economic trends, and a significant decline in the stock price for a sustained period of time. Impairment is recognized based on the difference between the fair value of the asset and its carrying value, and fair value is generally measured based on discounted cash flow analysis, if there is significant adverse change.

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

The Company’s management expects that in the normal course of business, operating leases will be renewed or replaced by other leases. The future minimum operating lease payments, for which the Company is contractually obligated as of June 30, 2017, are disclosed in these notes to the consolidated financial statements.

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

The calculation of tax liabilities involves dealing with uncertainties in the application of complex global tax regulations. The Company recognizes potential liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on its estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.

Retained Earnings — It is the intention of the Company to reinvest earnings of its foreign subsidiaries in the operations of those subsidiaries. Accordingly, no provision has been made for U.S. income and foreign withholding taxes that would result if such earnings were repatriated. These taxes are undeterminable at this time. The amount of earnings retained in subsidiaries was $10,126 and $8,843 at June 30, 2017 and 2016, respectively.

Research and Development Costs — The Company incurred research and development costs of $208 and $200 in fiscal year 2017 and in fiscal year 2016, respectively, which were charged to operating expenses as incurred.

Stock Based Compensation — The Company adopted the fair value recognition provisions under ASC Topic 718, Share Based Payments (“ASC Topic 718”) using the modified prospective application method. Under this transition method, compensation cost recognized during the twelve months ended June 30, 2017 included the applicable amounts of: (a) compensation cost of all share-based payments granted prior to, but not yet vested as of July 1, 2017 (based on the grant-date fair value estimated in accordance with the original provisions of ASC Topic 718) and (b) compensation cost for all share-based payments granted subsequent to June 30, 2017.

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

Concentration of Credit Risk — Financial instruments that subject the Company to credit risk compose of trade accounts receivable. The Company performs ongoing credit evaluations of its customers for potential credit losses. The Company generally does not require collateral. The Company believes that its credit policies do not result in significant adverse risk and historically it has not experienced significant credit related losses.

Investments - The Company analyzes its investments to determine if it is a variable interest entity (a “VIE”) and would require consolidation. The Company (a) evaluates the sufficiency of the total equity at risk, (b) reviews the voting rights and decision-making authority of the equity investment holders as a group, and whether there are any guaranteed returns, protection against losses, or capping of residual returns within the group, and (c) establishes whether activities within the venture are on behalf of an investor with disproportionately few voting rights in making this VIE determination. The Company would consolidate an investment that is determined to be a VIE if it was the primary beneficiary. The primary beneficiary of a VIE is determined by a primarily qualitative approach, whereby the variable interest holder, if any, has the power to direct the VIE’s most significant activities and is the primary beneficiary. A new accounting standard became effective and changed the method by which the primary beneficiary of a VIE is determined. Through a primarily qualitative approach, whereby the variable interest holder, if any, who has the power to direct the VIE’s most significant activities and is the primary beneficiary. To the extent that the investment does not qualify as VIE, the Company further assesses the existence of a controlling financial interest under a voting interest model to determine whether the investment should be consolidated.

Equity Method - The Company analyzes its investments to determine if they should be accounted for using the equity method. Management evaluates both Common Stock and in-substance Common Stock to determine whether they give the Company the ability to exercise significant influence over operating and financial policies of the investment even though the Company holds less than 50% of the Common Stock and in-substance Common Stock. The net income of the investment, if any, will be reported as “Equity in earnings of unconsolidated joint ventures, net of tax” in the Company’s consolidated statements of operations and comprehensive income.

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

2. NEW ACCOUNTING PRONOUNCEMENTS

The amendments in Accounting Standards Update (“ASU”) 2017-11: Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815). For public companies, these amendments are effective for annual periods beginning after December 15, 2018, including interim periods within those periods. While early application is permitted, including adoption in an interim period, the Company has not elected to early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s presentation of consolidated financial position or results of operations.

The amendments in ASU 2017-09— Compensation—Stock Compensation (“ASC Topic 718”): Scope of Modification Accounting: These amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. For public companies, these amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. While early application is permitted, including adoption in an interim period, the Company has not elected to early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s presentation of consolidated financial position or results of operations.

The amendments in ASU 2017-08 ASC Subtopic 310-20 — 'Receivables—Nonrefundable Fees and Other Costs (“ASC Subtopic 310-20”): These amendments shorten the amortization period for certain callable debt securities held at a premium. For public companies, these amendments are effective for annual periods beginning after December 15, 2018, including interim periods within those periods. While early application is permitted, including adoption in an interim period, the Company has not elected to early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s presentation of consolidated financial position or results of operations.

The amendments in ASU 2017-07 ASC Topic 715 — 'Compensation — Retirement Benefits (“ASC Topic 715”): These amendments improve the presentation of net periodic pension Cost and Net Periodic Postretirement Benefit Cost. For public companies, these amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. While early application is permitted, including adoption in an interim period, the Company has not elected to early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s presentation of consolidated financial position or results of operations.

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

The amendments in ASU 2017-04 ASC Topic 350 — 'Intangibles - Goodwill and Other (“ASC Topic 350”): These amendments simplify the test for goodwill impairment. For public companies, these amendments are effective for annual periods beginning after December 15, 2019, including interim periods within those periods. While early application is permitted, including adoption in an interim period, the Company has not elected to early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s presentation of consolidated financial position or results of operations.

The amendments in ASU 2017-01 ASC Topic 805 — 'Business Combinations (“ASC Topic 805”): These amendments clarify the definition of a business. The amendments affect all companies and other reporting organizations that must determine whether they have acquired or sold a business. For public companies, these amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. While early application is permitted, including adoption in an interim period, the Company has not elected to early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s presentation of consolidated financial position or results of operations.

The amendments in ASU 2016-18 ASC Topic 230 — 'Statement of Cash Flows (“ASC Topic 230”): These amendments provide cash flow statement classification guidance. For public business entities, these amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. While early application is permitted, including adoption in an interim period, the Company has not elected to early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s presentation of consolidated financial position and statement of cash flows.

The amendments in ASU 2016-17 ASC Topic 810 — Consolidation (“ASC Topic 810”): These amendments require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. For public business entities, these amendments are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years. While early application is permitted, including interim reporting periods within those annual reporting periods, the Company has not elected to early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

The amendments in ASU 2016-16 ASC Topic 740 — Income Taxes (“ASC Topic 740”): These amendments require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. For public business entities, these amendments are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. While early application is permitted, including adoption in an interim period, the Company has not elected to early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

The amendments in ASU 2016-15 ASC Topic 230 —Statement of Cash Flows (“ASC Topic 350”): These amendments provide cashflow statement classification guidance. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. While early application is permitted, including adoption in an interim period, the Company has not elected to early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

The amendments in ASU 2016-13 ASC Topic 326: Financial Instruments—Credit losses (“ASC Topic 326”) are issued for the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. For public companies that are not SEC filers, ASC Topic 326 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. While early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, the Company has not yet determined if it will early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

The amendments in ASU 2016-02 ASC Topic 842: Leases (“ASC Topic 842”) require companies to recognize the following for all leases (with the exception of short-term leases) at the commencement date of the applicable lease: (a) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (b) a right-of-use asset, which is as an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. These amendments become effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, for a variety of entities including a public company. While early adoption is permitted, the Company has not elected to early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

The Financial Accounting Standards Board (“FASB”) has issued converged standards on revenue recognition. Specifically, the Board has issued ASU 2014-09, ASC Topic 606 (“ASU 2014-09”). ASU 2014-09 affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). ASU 2014-09 will supersede the revenue recognition requirements in ASC Topic 605, Revenue Recognition (“ASC Topic 605”), and most industry-specific guidance. ASU 2014-09 also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of non-financial assets that are not in a contract with a customer (e.g., assets within the scope of ASC Topic 360, Property, Plant, and Equipment, (“ASC Topic 360”), and intangible assets within the scope of Topic 350, Intangibles—Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in ASU 2014-09. For a public entity, the amendments in ASU 2014-09 would be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. However, ASU 2015-14 ASC Topic 606: Deferral of the Effective Date (“ASC Topic 606”) defers the effective date of ASU 2014-09 for all entities by one year. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company has not yet determined if it will early adopt. As the new standards, will supersede substantially all existing revenue guidance affecting the Company under GAAP, it could impact revenue and cost recognition on sales across all the Company's business segments. The Company carried out an initial evaluation of the impact of this standard on its business and concluded the adoption of this standard did not have a significant effect on its Consolidated Financial Statements. While we are continuing to assess all potential impacts, the Company has not presently selected a transition method as we believe there will not be any significant impact of this new guidance on the Company.

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

Other new pronouncements issued but not yet effective until after June 30, 2017 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

3. TERM DEPOSITS

	June 30, 2017	June 30, 2016

Short-term deposits	$824	$301
Currency translation effect on short-term deposits	(37)	(6)
Total short-term deposits	787	295
Restricted term deposits	1,722	2,085
Currency translation effect on restricted term deposits	(65)	(18)
Total restricted term deposits	1,657	2,067
Total Term deposits	$2,444	$2,362

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

Senior management reviews trade accounts receivable on a periodic basis to determine if any receivables will potentially be uncollectible. Management includes any trade accounts receivable balances that are determined to be uncollectible in the allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to us, management believed the allowance for doubtful accounts as of June 30, 2017 and June 30, 2016 was adequate.

The following table represents the changes in the allowance for doubtful accounts:
	For the Year Ended June 30,
	2017	2016
Beginning	$270	$313
Additions charged to expenses	65	21
Recovered	(78)	(39)
Write-off	(2)	(9)
Currency translation effect	(8)	(16)
Ending	$247	$270

5. LOANS RECEIVABLE FROM PROPERTY DEVELOPMENT PROJECTS

The following table presents TTCQ’s loans receivable from property development projects in China as of June 30, 2017 and as of June 30, 2016. The exchange rate is based on the historical rate published by the Monetary Authority of Singapore as on March 31, 2015, since the net loan receivable was “nil” as at June 30, 2017 and as at June 30, 2016.

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

On November 1, 2010, TTCQ entered into a Memorandum Agreement with JiangHuai Property Development Co. Ltd. (“JiangHuai”) to invest in their property development projects (Project - Yu Jin Jiang An) located in Chongqing City, China. Due to the short-term nature of the investment, the amount was classified as a loan based on ASC Topic 310-10-25 Receivables, amounting to RMB 2,000, or approximately $325. The loan was renewed, but expired on May 31, 2013. TTCQ did not generate other income from JiangHuai for the fiscal year ended June 30, 2017 and June 30, 2016. Based on TTI’s financial policy, a provision for doubtful receivables of $325 on the investment in JiangHuai was recorded during the second quarter of fiscal 2014. TTCQ is in the legal process of recovering the outstanding amount of $325.

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

6. INVENTORIES

Inventories consisted of the following:
	For the Year Ended June 30,
	2017	2016

Raw materials	$1,047	$$967
Work in progress	1,045	909
Finished goods	365	279
Less: provision for obsolete inventory	(686)	(697)
Currency translation effect	(15)	2
	$1,756	$$1,460

The following table represents the changes in provision for obsolete inventory:
	For the Year Ended June 30,
	2017	2016

Beginning	$697	$764
Additions charged to expenses	6	22
Usage - disposition	(6)	(86)
Currency translation effect	(11)	(3)
Ending	$686	$697

7. ASSETS HELD FOR SALE

During the fourth quarter of 2015, the operations in Malaysia planned to sell its factory building in Penang, Malaysia. In May 2015, Trio-Tech Malaysia was approached by a potential buyer to purchase the factory building, negotiation is still ongoing with buyers and is subject to approval by Penang Development Corporation. In accordance with ASC Topic 360, during fiscal year 2015, the property was reclassified from investment property, which had a net book value of RM 371, or approximately $98, to assets held for sale, since there was an intention to sell the factory building. The net book values of the building were RM371, or $86, for fiscal years 2017 and RM 371, or approximately $92, for fiscal year 2016. As at end of fiscal year 2017, management is still actively looking for a suitable buyer.

8. INVESTMENTS

Investments were nil as at June 30, 2017 and as at June 30, 2016.

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

“Investments” in the real estate segment were the cost of an investment in a joint venture in which we had a 10% interest. During the second quarter of fiscal year 2014, TTCQ disposed of its 10% interest in the joint venture. The joint venture had to raise funds for the development of the project. As a joint-venture partner, TTCQ was required to stand guarantee for the funds to be borrowed; considering the amount of borrowing, the risk involved was higher than the investment made and hence TTCQ decided to dispose of the 10% interest in the joint venture investment. On October 2, 2013, TTCQ entered into a share transfer agreement (the “Share Transfer Agreement”) with Zhu Shu. Based on the agreement, the purchase price was to be paid by (1) RMB 10,000 worth of commercial property in Chongqing China, or approximately $1,634 based on exchange rates published by the Monetary Authority of Singapore as of October 2, 2013, by non-monetary consideration and (2) the remaining RMB 8,000, or approximately $1,307 based on exchange rates published by the Monetary Authority of Singapore as of October 2, 2013, by cash consideration. The consideration consisted of (1) commercial units measuring 668 square meters to be delivered in June 2016 and (2) sixteen quarterly equal installments of RMB500 per quarter commencing from January 2014. Based on ASC Topic 845 Non-monetary Consideration, the Company deferred the recognition of the gain on disposal of the 10% interest in joint venture investment until such time that the consideration is paid, so that the gain can be ascertained. The recorded value of the disposed investment amounting to $783, based on exchange rates published by the Monetary Authority of Singapore as of June 30, 2014, is classified as “other assets” under non-current assets, because it is considered a down payment for the purchase of the commercial property in Chongqing. The first three installments, amounting RMB 500 each due in January 2014, April 2014 and July 2014 were all outstanding until the date of disposal of the investment in the joint venture. Out of the outstanding RMB 8,000, TTCQ had received RMB 100 during May 2014.

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

The Share Transfer Agreement (10% interest in the joint venture) was registered with the relevant authorities in China during October 2016.

9. INVESTMENT PROPERTIES

The following table presents the Company’s investment properties in China as of June 30, 2017. The exchange rate is based on the market rate as of June 30, 2017.

	Investment Date	Investment Amount	Investment Amount
		(RMB)	(U.S. Dollars)
Purchase of Property I – MaoYe	Jan 04, 2008	5,554	894
Purchase of Property II – JiangHuai	Jan 06, 2010	3,600	580
Purchase of Property III – FuLi	Apr 08, 2010	4,025	648
Currency translation		-	(178)
Gross investment in rental properties		13,179	1,944

Accumulated depreciation on rental properties	June 30, 2017	(4,937)	(728)

Net investment in properties – China		8,242	1,216

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

The following table presents the Company’s investment properties in Malaysia as of June 30, 2017 and June 30, 2016. The exchange rate is based on the exchange rate as of June 30, 2015 published by the Monetary Authority of Singapore.

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

Property purchased from MaoYe generated a rental income of $102 and $78 for the years ended June 30, 2017 and 2016, respectively.

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

Property purchased from JiangHuai generated a rental income of nil for both the years ended June 30, 2017 and 2016.

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

The two commercial properties were leased to third parties under two separate rental agreements, one of which expired in April 2019 which provides for a rent increase of 5% every year on May 1, commencing with 2017 until the rental agreement expires on April 30, 2019 and the other of which expired in March 31, 2018 which provides for a rent increase of 5% every year on April 1, commencing with 2016 until the rental agreement expires on March 31, 2018.

Property purchased from FuLi generated a rental income of $50 and $44 for the years ended June 30, 2017 and 2016, respectively.

Penang Property

During the fourth quarter of 2015, the operations in Malaysia planned to sell its factory building in Penang, Malaysia. In accordance to ASC Topic 360, the property was reclassified from investment property, which had a net book value of RM 371, or approximately $98, to assets held for sale since there was an intention to sell the factory building. In May 2015, TTM was approached by a potential buyer to purchase the factory building. On September 14, 2015, application to sell the property was rejected by PDC. The rejection was based on the business activity of the purchaser not suitable to the industry that is being promoted on the said property. PDC made an offer to purchase the property, which was not at the expected value and the offer expired on March 28, 2016. However, management is still actively looking for a suitable buyer. As of June 30, 2017, the net book value was RM 371, or approximately $86.

Summary

Total rental income for all investment properties (Property I, II and III) in China was $152 for the year ended June 30, 2017, and was $122 for the same period in the last fiscal year.

Rental income from the Penang property was nil for the years ended June 30, 2017 and 2016, as the property in Penang, Malaysia was vacant at the date of this report. In the fourth quarter of fiscal year 2015, the Penang property was reclassified from investment property to assets held for sale.

Depreciation expenses for all investment properties in China were $98 and $103 for the years ended June 30, 2017, and 2016, respectively.

10. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	Estimated Useful Life	For the Year Ended June 30,
	in Years	2017	2016
Building and improvements	3-20	$5,070	$5,002
Leasehold improvements	3-27	5,614	5,591
Machinery and equipment	3-7	22,858	24,106
Furniture and fixtures	3-5	941	823
Equipment under capital leases	3-5	928	1,171
Property, plant and equipment, gross		$35,411	$36,693
Less: accumulated depreciation		(21,751)	(22,828)
Accumulated amortization on equipment under capital leases		(776)	(633)
Total accumulated depreciation		$(22,527)	$(23,461)
Property, plant and equipment before currency translation effect, net		12,884	13,232
Currency translation effect		(1,593)	(1,949)
Property, plant and equipment, net		$11,291	$11,283

Depreciation and amortization expenses for property, plant and equipment during fiscal years 2017 and 2016 were $1,738 and $1,735, respectively.

11. OTHER ASSETS

Other assets consisted of the following:
	For the Year Ended June 30,
	2017	2016

Down payment for purchase of investment properties	$1,645	$1,645
Down payment for purchase of property, plant and equipment	280	113
Deposits for rental and utilities	139	138
Currency translation effect	(142)	(108)
Total	$1,922	$1,788

12. LINES OF CREDIT

The carrying value of the Company’s lines of credit approximates its fair value, because the interest rates associated with the lines of credit are adjustable in accordance with market situations when the Company borrowed funds with similar terms and remaining maturities.

The Company’s credit rating provides it with readily and adequate access to funds in global markets.

As of June 30, 2017, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Expiration	Credit	Unused
Facility	Facility	Rate	Date	Limitation	Credit
Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Ranging from 3.96% to 7.5%	-	$4,496	$2,815
Trio-Tech (Malaysia) Sdn. Bhd.	Lines of Credit	Ranging from 6.3% to 6.7%	-	$734	$734
Trio-Tech (Tianjin) Co., Ltd.	Lines of Credit	5.22%	-	$885	$10

On January 20, 2017, Trio-Tech Tianjin signed an agreement with a bank for an Accounts Receivable Financing facility with the bank for RMB 6,000, or approximately $871 based on the market rate. Interest is charged at the bank’s lending rate plus a floating interest rate. The effective interest rate is 120% of the bank’s lending rate. The financing facility was set up to facilitate the growing testing operations in our Tianjin operations in China. The bank account for this facility was set up on January 20, 2017 and has started use in fiscal year 2017.

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

13. ACCRUED EXPENSES

Accrued expenses consisted of the following:	For the Year Ended June 30,
	2017	2016

Payroll and related costs	1,568	1,311
Commissions	107	47
Customer deposits	218	91
Legal and audit	283	297
Sales tax	80	110
Utilities	142	115
Warranty	49	78
Accrued purchase of materials and property, plant and equipment	33	50
Provision for re-instatement	295	308
Other accrued expenses	319	331
Currency translation effect	(51)	(96)
Total	$3,043	$2,642

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

	For the Year Ended June 30,
	2017	2016
Beginning	$76	$103
Additions charged to cost and expenses	46	80
Utilization / reversal	(73)	(105)
Currency translation effect	(1)	(2)
Ending	$48	$76

15. BANK LOANS PAYABLE

Bank loans payable consisted of the following:
	June 30, 2017	June 30, 2016
Note payable denominated in RM for expansion plans in Malaysia, maturing in August 2024, bearing interest at the bank’s prime rate less 1.50% (5.25% and 5.45% at June 30, 2017 and June 30, 2016) per annum, with monthly payments of principal plus interest through August 2024, collateralized by the acquired building with a carrying value of $2,671 and 2,898, as at June 30, 2017 and June 30, 2016, respectively.	1,735	2,052

Note payable denominated in U.S. dollars for expansion plans in Singapore and its subsidiaries, maturing in April 2020, bearing interest at the bank’s lending rate (3.96% and 7.5% for June 30, 2017 and June 30, 2016) with monthly payments of principal plus interest through April 2017. This note payable is secured by plant and equipment with a carrying value of $224 and $294, as at June 30, 2017 and June 30, 2016, respectively.	196	154

Total bank loans payable	1,931	2,206

Current portion of bank loan payable	271	352
Currency translation effect on current portion of bank loan	(11)	(10)
Current portion of bank loan payable	260	342
Long term portion of bank loan payable	1,660	1,854
Currency translation effect on long-term portion of bank loan	(108)	(129)
Long term portion of bank loans payable	$1,552	$1,725

Future minimum payments (excluding interest) as of June 30, 2017 were as follows:

2018	$260
2019	273
2020	274
2021	225
2022	236
Thereafter	544
Total obligations and commitments	$1,812

Future minimum payments (excluding interest) as of June 30, 2016 were as follows:

2017	$342
2018	204
2019	215
2020	226
2021	239
Thereafter	841
Total obligations and commitments	$2,067

16. COMMITMENTS AND CONTINGENCIES

The Company leases certain of its facilities and equipment under long-term agreements expiring at various dates through fiscal year 2017 and thereafter. Certain of these leases require the Company to pay real estate taxes and insurance and provide for escalation of lease costs based on certain indices.

Future minimum payments under capital leases and non-cancelable operating leases and net rental income under non-cancelable sub-leased properties as of June 30, 2017 were as follows:

			Sub-lease	Net
For the Year Ending June 30,	Capital Leases	Operating Leases	Rental (Income)	Operating Leases
2018	$228	$536	$(33)	$503
2019	197	423	(25)	398
2020	193	224	(26)	198
2021	95	-	-	-
2022	46	-	-	-
Total future minimum lease payments	$759	$1,183	$(84)	$1,099
Less: amount representing interest	-
Present value of net minimum lease payments	759
Less: current portion of capital lease obligations	228
Long-term obligations under capital leases	531

Future minimum payments under capital leases and non-cancelable operating leases and net rental income under non-cancelable sub-leased properties as of June 30, 2016 were as follows:

			Sub-lease	Net
For the Year Ending June 30,	Capital Leases	Operating Leases	Rental (Income)	Operating Leases
2017	$235	$598	$(24)	$574
2018	212	269	(24)	245
2019	156	204	(24)	180
2020	103	115	-	115
2021	32	114	-	114
Total future minimum lease payments	$738	$1,300	$(72)	$1,228
Less: amount representing interest	-
Present value of net minimum lease payments	738
Less: current portion of capital lease obligations	235
Long-term obligations under capital leases	503

The Company purchased equipment under the capital lease agreements with rates ranging from 1.88% to 7.50%. These agreements mature ranging from July 2017 to May 2021.

Total rental expense on all operating leases, cancelable and non-cancelable, amounted to $747 and $743 in fiscal years 2017 and 2016 respectively.

Trio-Tech (Malaysia) Sdn. Bhd. has a capital lease for the purchase of equipment and other related infrastructure costs amounting to RM 684, or approximately $159 based on the exchange rate on June 30, 2017 published by the Monetary Authority of Singapore, as compared to RM 1,153, or approximately $287 for the last fiscal year.

Trio-Tech Tianjin Co. Ltd has a capital lease for the purchase of equipment and other related infrastructure costs amounting to RMB 1,260, or approximately $186 based on the exchange rate on June 30, 2017 published by the Monetary Authority of Singapore, as compared to RMB 597, or approximately $93 based on the exchange rate on June 30, 2016 published by the Monetary Authority of Singapore, for last fiscal year.

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

17. FAIR VALUE OF FINANCIAL INSTRUMENTS APPROXIMATE CARRYING VALUE

In accordance with ASC Topic 825 and 820, the following presents assets and liabilities measured and carried at fair value and classified by level of fair value measurement hierarchy:

There were no transfers between Levels 1 and 2 during the fiscal year ended June 30, 2017 and for the same period in last fiscal year.

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

18. CONCENTRATION OF CUSTOMERS

The Company had one major customer that accounted for the following revenue and trade accounts receivable:

	For the Year Ended June 30,
	2017	2016
Revenue
- Customer A	54.8%	60.6%

Trade Accounts Receivable
- Customer A	60.6%	66.9%

19. BUSINESS SEGMENTS

In fiscal year 2017, the Company operated in four segments; the testing service industry (which performs structural and electronic tests of semiconductor devices), the designing and manufacturing of equipment (which equipment tests the structural integrity of integrated circuits and other products), distribution of various products from other manufacturers in Singapore and Asia and the real estate segment in China.

The revenue allocated to individual countries was based on where the customers were located. The allocation of the cost of equipment, the current year investment in new equipment and depreciation expense have been made on the basis of the primary purpose for which the equipment was acquired.

All inter-segment sales were sales from the manufacturing segment to the testing and distribution segment. Total inter-segment sales were $725 in fiscal year 2017 and $1,086 in fiscal year 2016. Corporate assets mainly consisted of cash and prepaid expenses. Corporate expenses mainly consisted of stock option expenses, salaries, insurance, professional expenses and directors' fees. Corporate expenses are allocated to the four segments on a pre-determined fixed amount calculated based on the annual budgeted sales, except the Malaysia operation, which is calculated based on actual sales. The following segment information table includes segment operating income or loss after including corporate expenses allocated to the segments, which gets eliminated in the consolidation.

Business Segment Information:
	Year		Operating		Depr.
	Ended	Net	Income	Total	and	Capital
	June 30,	Revenue	(Loss)	Assets	Amort.	Expenditures
Manufacturing	2017	$15,289	$75	$8,229	$186	$99
	2016	$14,510	$260	$7,944	$202	$79

Testing Services	2017	16,586	1,112	20,871	1,550	2,186
	2016	15,280	1,010	19,849	1,531	1,574

Distribution	2017	6,511	345	617	2	-
	2016	4,542	224	662	2	4

Real Estate	2017	152	(38)	3,511	98	-
	2016	122	(100)	3,306	103	-

Fabrication Services*	2017	-	-	29	-	-
	2016	-	-	30	-	-

Corporate & Unallocated	2017	-	(5)	241	-	-
	2016	-	66	428	-	-

Total Company	2017	$38,538	$1,489	$33,498	$1,836	$2,285
	2016	$34,454	$1,460	$32,219	$1,838	$1,657

* Fabrication services is a discontinued operation (Note 24).

20. OPERATING LEASES

Operating leases arise from the leasing of the Company’s commercial and residential real estate investment property. Initial lease terms generally range from 12 to 60 months. Depreciation expense for assets subject to operating leases is taken into account primarily on the straight-line method over a period of twenty years in amounts necessary to reduce the carrying amount of the asset to its estimated residual value. Depreciation expenses relating to the property held as investments in operating leases was $97 and $103 for fiscal years 2017 and 2016, respectively.

Future minimum rental income in China to be received from fiscal year 2018 to fiscal year 2021 on non-cancellable operating leases is contractually due as follows as of June 30, 2017:

2018	$157
2019	107
2020	67
2021	6
$337

Future minimum rental income in China to be received from fiscal year 2017 to fiscal year 2021 on non-cancellable operating leases is contractually due as follows as of June 30, 2016:

2017	$174
2018	149
2019	116
2020	84
2021	7
$530

21. OTHER INCOME, NET

Other income, net consisted of the following:
	For the Year Ended June 30,
	2017	2016
Interest income	33	18
Other rental income	99	97
Exchange gain / (loss)	96	(371)
Other miscellaneous income	286	302
Total	$514	$46

22. INCOME TAXES

On a consolidated basis, the Company’s net income tax provisions were as follows:

	For the Year Ended June 30,
	2017	2016
Current:
Federal	$-	$-
State	2	2
Foreign	235	300
	$237	$302
Deferred:
Federal	$-	$-
State	-	-
Foreign	104	(65)
	104	(65)
Total provisions	$341	$237

The reconciliation between the U.S. federal tax rate and the effective income tax rate was as follows:

	For the Year Ended June 30,
	2017	2016
Statutory federal tax rate	(34.00)%	(34.00)%
State taxes, net of federal benefit	(6.00)	(6.00)
Foreign tax related to profits making subsidiaries	20.23	19.45
NOL Expiration	(0.03)	(0.21)
Other	(0.86)	(0.50)
Changes in valuation allowance	1.54	3.08
Effective rate	(19.12)%	(18.18)%

At June 30, 2017, the Company had net operating loss carry-forward of approximately nil and $148 for U.S. federal and state tax purposes, respectively, expiring through 2033. The Company also had tax credit carry-forward of approximately $211 for U.S. federal income tax purposes expiring through 2020. Management of the Company is uncertain whether it is more likely than not that these future benefits will be realized. Accordingly, a full valuation allowance was established.

At June 30, 2016, the Company had net operating loss carry-forward of approximately $129 and $293 for U.S. federal and state tax purposes, respectively, expiring through 2024. The Company also had tax credit carry-forward of approximately $834 for federal income tax purposes expiring through 2033. Management of the Company is uncertain whether it is more likely than not that these future benefits will be realized. Accordingly, a full valuation allowance was established.

The components of deferred income tax assets (liabilities) were as follows:

	For the Year Ended June 30,
Deferred tax assets:	2017	2016
Net operating losses and credits	$710	$1,498
Inventory valuation	99	99
Provision for bad debts	107	128
Accrued vacation	35	40
Accrued expenses	751	1,262
Investment in subsidiaries	60	169
Unrealized gain	23	11
Total deferred tax assets	$1,785	$3,207

Deferred tax liabilities:
Unrealized loss	(29)	(34)
Depreciation	(266)	(182)
Total deferred income tax liabilities	$(295)	$(216)

Subtotal	1,490	2,991
Valuation allowance	(1,410)	(2,806)
Net deferred tax assets	$80	$185

Presented as follows in the balance sheets:
Deferred tax assets	375	401
Deferred tax liabilities	(295)	(216)
Net deferred tax assets	$80	$185

The valuation allowance was decreased by $1,396 and $257 in fiscal year years 2017 and 2016, respectively.

For U.S. income tax purposes, no provision has been made for U.S. taxes on undistributed earnings amounting to $1,283 and $694 as at June 30, 2017 and 2016, respectively, of overseas subsidiaries with which the Company intends to continue to reinvest. It is not practicable to estimate the amount of additional tax that might be payable on the foreign earnings if they were remitted as dividends or lent to the Company, or if the Company should sell its stock in the subsidiary. However, the Company believes that the existing U.S. foreign tax credits and net operating losses available would substantially eliminate any additional tax effects.

23. UNRECOGNIZED TAX BENEFITS

The Company adopted ASC Topic 740, Accounting for Income Taxes - Interpretation of Topic 740.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at June 30, 2016 and June 30, 2017	$(250)

The Company accrues penalties and interest on unrecognized tax benefits as a component of penalties and interest expense, respectively. The Company has not accrued any penalties or interest expense relating to the unrecognized benefits at June 30, 2017 and June 30, 2016.

The major tax jurisdictions in which the Company files income tax returns are the U.S., Singapore, Malaysia, China, and Thailand. The statute of limitations, in general, is open for years 2005 to 2015 for tax authorities in those jurisdictions to audit or examine income tax returns. The Company is under annual review by the governments of Singapore, Malaysia, China, and Thailand. However, the Company is not currently under tax examination in any other jurisdiction.

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

The discontinued operations in Shanghai and in Indonesia incurred general and administrative expenses of $1 and $7 for the year ended June 30, 2017 and 2016.

Income / (Loss) from discontinued operations was as follows:

	For the Year Ended June 30,
	2017	2016
Revenue	$-	$-
Cost of sales	-	-
Gross loss	-	-
Operating expenses
General and administrative	1	7
Selling	-	-
Impairment	-	-
Total	1	7
Loss from discontinued operation	(1)	(7)
Other income / (charges)	(4)	3
Net income / (loss) from discontinued operation	$(5)	$(4)

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

Options to purchase 542,500 shares of Common Stock at exercise prices ranging from $2.07 to $4.14 per share were outstanding as of June 30, 2017. No outstanding options were excluded in the computation of diluted EPS for fiscal year 2017 since all options were dilutive.

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

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted EPS for the years presented herein:

	For the Year Ended June 30,
	2017	2016

Income attributable to Trio-Tech International common shareholders from continuing operations, net of tax	$1,325	$788
Income / (loss) attributable to Trio-Tech International common shareholders from discontinued operations, net of tax	$(9)	$(9)
Net income attributable to Trio-Tech International common shareholders	$1,316	$779

Weighted average number of common shares outstanding - basic	3,523	3,513
Dilutive effect of stock options	121	22
Number of shares used to compute earnings per share - diluted	3,644	3,535

Basic Earnings per Share:
Basic earnings per share from continuing operations attributable to Trio-Tech International	$0.38	$0.22
Basic loss per share from discontinued operations attributable to Trio-Tech International	$-	$-
Basic Earnings per Share from Net Income
Attributable to Trio-Tech International	$0.38	$0.22

Diluted Earnings per Share:
Diluted earnings per share from continuing operations attributable to Trio-Tech International	$0.36	$0.22
Diluted loss per share from discontinued operations attributable to Trio-Tech International	-	-
Diluted Earnings per Share from Net Income
Attributable to Trio-Tech International	$0.36	$0.22

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

Assumptions

The fair value for the options granted were estimated using the Black-Scholes option pricing model with the following weighted average assumptions, assuming no expected dividends:

	For the Year Ended June 30,
	2017	2016
Expected volatility	47.29 % to 104.94%	60.41 % to 104.94%
Risk-free interest rate	0.30 % to 0.78%	0.30 % to 0.78%
Expected life (years)	2.50	2.50

The expected volatilities are based on the historical volatility of the Company’s stock. Due to higher volatility, the observation is made on a daily basis for the twelve months ended June 30, 2017. The observation period covered is consistent with the expected life of options. The expected life of the options granted to employees has been determined utilizing the “simplified” method as prescribed by ASC Topic 718 Stock Based Compensation, which, among other provisions, allows companies without access to adequate historical data about employee exercise behavior to use a simplified approach for estimating the expected life of a "plain vanilla" option grant. The simplified rule for estimating the expected life of such an option is the average of the time to vesting and the full term of the option. The risk-free rate is consistent with the expected life of the stock options and is based on the United States Treasury yield curve in effect at the time of grant.

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

On March 30, 2017, the Company granted options to purchase 37,500 shares of its Common Stock to employee directors pursuant to the 2007 Employee Plan during the twelve months ended June 30, 2017. The Company recognized stock-based compensation expenses of $6 in the twelve months ended June 30, 2017 under the 2007 Employee Plan. The balance of unamortized stock-based compensation of $5 based on fair value on the grant date related to options granted under the 2007 Employee Plan is to be recognized over a period of three years. No stock options were exercised during the twelve months ended June 30, 2017. The weighted-average remaining contractual term for non-vested options was 4.22 years.

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

As of June 30, 2017, there were vested employee stock options that were exercisable covering a total of 79,375 shares of Common Stock. The weighted-average exercise price was $3.36 and the weighted average contractual term was 2.36 years. The total fair value of vested and outstanding employee stock options as of June 30, 2017 was $267.

As of June 30, 2016, there were vested employee stock options that were exercisable covering a total of 51,250 shares of Common Stock. The weighted-average exercise price was $3.28 and the weighted average contractual term was 2.82 years. The total fair value of vested and outstanding employee stock options as of June 30, 2016 was $168.

A summary of option activities under the 2007 Employee Plan during the twelve-month period ended June 30, 2017 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 1, 2016	90,000	$3.26	3.42	$30
Granted	37,500	4.14	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at June 30, 2017	127,500	$3.52	3.10	$187
Exercisable at June 30, 2017	79,375	$3.36	2.36	$129

The aggregate intrinsic value of the 127,500 shares of common stock upon exercise of options was $187.

A summary of option activities under the 2007 Employee Plan during the twelve-month period ended June 30, 2016 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 1, 2015	130,000	$3.93	1.57	$13
Granted	40,000	3.26	-	-
Exercised	-	-	-	-
Forfeited or expired	(80,000)	4.35	-	-
Outstanding at June 30, 2016	90,000	$3.26	3.42	$30
Exercisable at June 30, 2016	51,250	$3.28	2.82	$16

The aggregate intrinsic value of the 90,000 shares of common stock upon exercise of options was $30.

A summary of the status of the Company’s non-vested employee stock options during the twelve months ended June 30, 2017 is presented below:

		Weighted Average Grant-Date
	Options	Fair Value
Non-vested at July 1, 2016	38,750	$3.22
Granted	37,500	4.14
Vested	(28,125)	3.19
Forfeited	-	-
Non-vested at June 30, 2017	48,125	$3.77

A summary of the status of the Company’s non-vested employee stock options during the twelve months ended June 30, 2016 is presented below:

		Weighted Average Grant-Date
	Options	Fair Value
Non-vested at July 1, 2015	17,500	$1.69
Granted	40,000	-
Vested	(18,750)	-
Forfeited	-	-
Non-vested at June 30, 2016	38,750	$3.22

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

On March 30, 2017, the Company granted options to purchase 50,000 shares of its Common Stock to directors pursuant to the 2007 Directors Plan with an exercise price equal to the fair market value of Common Stock (as defined under the 2007 Directors Plan in conformity with Regulation 409A or the Internal Revenue Code of 1986, as amended) at the date of grant. The fair value of the options granted to purchase 50,000 shares of the Company’s Common Stock was approximately $207 based on the fair value of $4.14 per share determined by the Black Scholes option pricing model. As all of the stock options granted under the 2007 Directors Plan vest immediately at the date of grant, there were no unvested stock options granted under the 2007 Directors Plan as of June 30, 2017. The Company recognized stock-based compensation expenses of $12 in the fiscal year 2017 under the 2007 Directors Plan. No stock options were exercised during the twelve months June 30, 2017. There were 80,000 shares of Common Stock available for grant under the 2007 Directors Plan.

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

On October 5, 2015, the Company granted options to purchase 50,000 shares of its Common Stock to directors pursuant to the 2007 Directors Plan with an exercise price equal to the fair market value of Common Stock (as defined under the 2007 Directors Plan in conformity with Regulation 409A or the Internal Revenue Code of 1986, as amended) at the date of grant. The fair value of the options granted to purchase 50,000 shares of the Company’s Common Stock was approximately $51 based on the fair value of $2.69 per share determined by the Black Scholes option pricing model. As all of the stock options granted under the 2007 Directors Plan vest immediately at the date of grant, there were no unvested stock options granted under the 2007 Directors Plan as of June 30, 2016. The Company recognized stock-based compensation expenses of $55 in the fiscal year ended June 30, 2016 under the 2007 Directors Plan.

There were no stock options were exercised during the twelve months June 30, 2017, hence there were no proceeds from exercise of stock options during fiscal year 2017. The Company recognized stock-based compensation expenses of $12 in the twelve-month period ended June 30, 2017 under the 2007 Directors Plan.

No stock options were exercised during the twelve months June 30, 2016, hence there were no proceeds from exercise of stock options during fiscal year 2016. The Company recognized stock-based compensation expenses of $99 in the twelve-month period ended June 30, 2016 under the 2007 Directors Plan.

As of June 30, 2017, there were vested director stock options covering a total of 415,000 shares of Common Stock. The weighted-average exercise price was $3.36 and the weighted average remaining contractual term was 2.93 years. The total fair value of vested directors' stock options as of June 30, 2017 was $1,393. All of our director stock options vest immediately at the date of grant. There were no unvested director stock options as of June 30, 2017.

As of June 30, 2016, there were vested director stock options covering a total of 415,000 shares of Common Stock. The weighted-average exercise price was $3.14 and the weighted average remaining contractual term was 3.29 years. The total fair value of vested directors' stock options as of June 30, 2016 was $1,301. All of our director stock options vest immediately at the date of grant. There were no unvested director stock options as of June 30, 2016.

A summary of option activities under the 2007 Directors Plan during the twelve months ended June 30, 2017 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2016	415,000	3.14	3.29	198
Granted	50,000	4.14	-	-
Exercised	-	-	-	-
Forfeited or expired	(50,000)	2.30	-	-
Outstanding at June 30, 2017	415,000	3.36	2.93	673
Exercisable at June 30, 2017	415,000	3.36	2.93	673

A summary of option activities under the 2007 Directors Plan during the twelve months ended June 30, 2016 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2015	365,000	$3.65	1.99	$53
Granted	200,000	3.12	-	-
Exercised	-	-	-	-
Forfeited or expired	(150,000)	4.35	-	-
Outstanding at June 30, 2016	415,000	3.14	3.29	198
Exercisable at June 30, 2016	415,000	3.14	3.29	198

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

The table below reflects a reconciliation of the equity attributable to non-controlling interest:

	For the Year Ended June 30,
Non-controlling interest	2017	2016
Beginning balance	$1,614	$1,736
Net income	139	282
Dividend declared by a subsidiary	(177)	(181)
Translation adjustment	(150)	(223)
Ending balance	$1,426	$1,614

28. RELATED PARTY TRANSACTION

Other than those disclosed in this report, there were no related party transactions in fiscal year 2017 and 2016.