Form 10-Q
period 2017-09-30
TRIO-TECH INTERNATIONAL
filed 2017-11-09
CIK 732026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of November 1, 2017, there were 3,533,055 shares of the issuer’s Common Stock, no par value, outstanding.

TRIO-TECH INTERNATIONAL
INDEX TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION, OTHER INFORMATION AND SIGNATURE

		Page

Part I.	Financial Information

Item 1.	Financial Statements
	(a) Condensed Consolidated Balance Sheets as of September 30, 2017 (Unaudited) and June 30, 2017	2
	(b) Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months Ended September 30, 2017 (Unaudited) and September 30, 2016 (Unaudited)	3
	(c) Condensed Consolidated Statements of Shareholders Equity for the Three Months Ended September 30, 2017 (Unaudited) and the Year Ended June 30, 2017	5
	(d) Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2017 (Unaudited) and September 30, 2016 (Unaudited)	6
	(e) Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	41
Item 4.	Controls and Procedures	41

Part II.	Other Information

Item 1.	Legal Proceedings	42
Item 1A.	Risk Factors	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3.	Defaults upon Senior Securities	42
Item 4.	Mine Safety Disclosures	42
Item 5.	Other Information	42
Item 6.	Exhibits	42

Signatures		43

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT NUMBER OF SHARES)
	September 30, 2017	June 30, 2017
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$3,188	$4,772
Short-term deposits	1,043	787
Trade accounts receivable, less allowance for doubtful accounts of $250 and $247	10,172	9,009
Other receivables	302	401
Inventories, less provision for obsolete inventory of $692 and $686	2,482	1,756
Prepaid expenses and other current assets	336	226
Assets held for sale	87	86
Total current assets	17,610	17,037
NON-CURRENT ASSETS:
Deferred tax asset	432	375
Investment properties, net	1,216	1,216
Property, plant and equipment, net	11,542	11,291
Other assets	2,220	1,922
Restricted term deposits	1,686	1,657
Total non-current assets	17,096	16,461
TOTAL ASSETS	$34,706	$33,498

LIABILITIES
CURRENT LIABILITIES:
Lines of credit	$1,581	$2,556
Accounts payable	3,766	3,229
Accrued expenses	3,483	3,043
Income taxes payable	255	233
Current portion of bank loans payable	343	260
Current portion of capital leases	214	228
Total current liabilities	9,642	9,549
NON-CURRENT LIABILITIES:
Bank loans payable, net of current portion	1,650	1,552
Capital leases, net of current portion	491	531
Deferred tax liabilities	324	295
Other non-current liabilities	45	44
Total non-current liabilities	2,510	2,422
TOTAL LIABILITIES	$12,152	$11,971

EQUITY
TRIO-TECH INTERNATIONAL’S SHAREHOLDERS' EQUITY:
Common stock, no par value, 15,000,000 shares authorized; 3,533,055 shares issued outstanding as at September 30, 2017, and 3,523,055 shares as at June 30, 2017	$10,972	$10,921
Paid-in capital	3,207	3,206
Accumulated retained earnings	4,916	4,341
Accumulated other comprehensive gain-translation adjustments	2,007	1,633
Total Trio-Tech International shareholders' equity	21,102	20,101
Non-controlling interest	1,452	1,426
TOTAL EQUITY	$22,554	$21,527
TOTAL LIABILITIES AND EQUITY	$34,706	$33,498

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME / (LOSS)
UNAUDITED (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
	Three Months Ended
	Sept. 30,	Sept. 30,
	2017	2016
Revenue
Manufacturing	$4,765	$3,671
Testing services	4,605	4,157
Distribution	1,536	1,104
Others	39	39
	10,945	8,971
Cost of Sales
Cost of manufactured products sold	3,649	2,795
Cost of testing services rendered	3,139	2,814
Cost of distribution	1,368	991
Others	29	13
	8,185	6,613

Gross Margin	2,760	2,358

Operating Expenses:
General and administrative	1,839	1,743
Selling	179	185
Research and development	184	53
Loss on disposal of property, plant and equipment	11	-
Total operating expenses	2,213	1,981

Income from Operations	547	377

Other Income
Interest expenses	(58)	(58)
Other income, net	158	110
Total other income	100	52

Income from Continuing Operations before Income Taxes	647	429

Income Tax Expenses	(42)	(83)

Income from continuing operations before non-controlling interest, net of tax	605	346

Other Operating Activities
Equity in earnings of unconsolidated joint venture, net of tax	-	-

Discontinued Operations (Note 18)
(Loss) / income from discontinued operations, net of tax	(3)	1
NET INCOME	602	347

Less: net income attributable to the non-controlling interest	27	44
Net Income Attributable to Trio-Tech International Common Shareholder	$575	$303

Amounts Attributable to Trio-Tech International Common Shareholders:
Income from continuing operations, net of tax	576	303
Loss from discontinued operations, net of tax	(1)	-
Net Income Attributable to Trio-Tech International Common Shareholders	$575	$303

Basic Earnings per Share:
Basic per share from continuing operations attributable to Trio-Tech International	$0.16	$0.09
Basic earnings per share from discontinued operations attributable to Trio-Tech International	$-	$-
Basic Earnings per Share from Net Income
Attributable to Trio-Tech International	$0.16	$0.09

Diluted Earnings per Share:
Diluted earnings per share from continuing operations attributable to Trio-Tech International	$0.16	$0.08
Diluted earnings per share from discontinued operations attributable to Trio-Tech International	$-	$-
Diluted Earnings per Share from Net Income
Attributable to Trio-Tech International	$0.16	$0.08

Weighted average number of common shares outstanding
Basic	3,533	3,513
Dilutive effect of stock options	140	66
Number of shares used to compute earnings per share diluted	3,673	3,579

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

	Three Months Ended
	Sept. 30,	Sept. 30,
	2017	2016
Comprehensive Income Attributable to Trio-Tech International Common Shareholders:

Net income	602	347
Foreign currency translation, net of tax	375	(283)
Comprehensive Income	977	64
Less: comprehensive income / (loss) attributable to the non-controlling interests	27	(21)
Comprehensive Income Attributable to Trio-Tech International Common Shareholders	$950	$85

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(IN THOUSANDS)

Three Months ended September 30, 2017
	Common Stock		Additional Paid-in	Accumulated Retained	Accumulated Other Comprehensive	Non- Controlling
	Shares	Amount	Capital	Earnings	Income	Interest	Total
		$	$	$	$	$	$
Balance at June 30, 2017	3,523	10,921	3,206	4,341	1,633	1,426	21,527
Stock option expenses	-	-	1	-	-	-	1
Net income	-	-	-	575	-	27	602
Dividend declared by subsidiary	-	-	-	-	-	(2)	(2)
Issue of restricted shares to consultant	10	51	-	-	-	-	51
Translation adjustment	-	-	-	-	374	1	375
Balance at Sept. 30, 2017	3,533	10,972	3,207	4,916	2,007	1,452	22,554

Three Months ended September 30, 2016
	Common Stock		Additional Paid-in	Accumulated Retained	Accumulated Other Comprehensive	Non- Controlling
	Shares	Amount	Capital	Earnings	Income	Interest	Total
		$	$	$	$	$	$
Balance at June 30, 2016	3,513	10,882	3,188	3,025	2,162	1,614	20,871
Stock option expenses	-	-	1	-	-	-	1
Net income	-	-	-	303	-	44	347
Translation adjustment	-	-	-	-	(218)	(65)	(283)
Balance at Sept. 30, 2016	3,513	10,882	3,189	3,328	1,944	1,593	20,936

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (IN THOUSANDS)

	Three Months Ended
	Sept. 30,	Sept. 30,
	2017	2016
	(Unaudited)	(Unaudited)
Cash Flow from Operating Activities
Net income	$602	$347
Adjustments to reconcile net income to net cash flow provided by operating activities
Depreciation and amortization	500	464
Stock compensation	1	1
Reversal of provision for obsolete inventory	(2)	(3)
Bad debt provision	-	61
Accrued interest expense, net accrued interest income	51	54
Issuance of shares to service provider	51	-
Loss on disposal of property, plant and equipment	11	-
Warranty recovery, net	(7)	(8)
Deferred tax benefit	(26)	31
Changes in operating assets and liabilities, net of acquisition effects
Trade accounts receivable	(1,163)	656
Other receivables	99	242
Other assets	(262)	(35)
Inventories	(699)	275
Prepaid expenses and other current assets	(110)	(49)
Accounts payable and accrued expenses	935	458
Income taxes payable	22	(28)
Net Cash Provided by Operating Activities	3	2,466

Cash Flow from Investing Activities
Investments in restricted & un-restricted Short-term deposits	(234)	(421)
Additions to property, plant and equipment	(529)	(361)
Net Cash Used in Investing Activities	(763)	(782)

Cash Flow from Financing Activities
Repayment on lines of credit	(2,935)	(2,897)
Repayment of bank loans and capital leases	(186)	(189)
Dividends paid on non-controlling interest	(2)	-
Proceeds from long-term bank loans	2,198	1,917
Net Cash Used in Financing Activities	(925)	(1,169)

Effect of Changes in Exchange Rate	101	(106)

NET (DECREASE) / INCREASE IN CASH	(1,584)	409
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,772	3,807
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,188	$4,216

Supplementary Information of Cash Flows
Cash paid during the period for:
Interest	$49	$49
Income taxes	$52	$56

Non-Cash Transactions
Capital lease of property, plant and equipment	$-	$-

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT EARNINGS PER SHARE AND NUMBER OF SHARES)

1. ORGANIZATION AND BASIS OF PRESENTATION

Trio-Tech International (“the Company” or “TTI” hereafter) was incorporated in fiscal year 1958 under the laws of the State of California.  TTI provides third-party semiconductor testing and burn-in services primarily through its laboratories in Southeast Asia. In addition, TTI operates testing facilities in the United States.  The Company also designs, develops, manufactures and markets a broad range of equipment and systems used in the manufacturing and testing of semiconductor devices and electronic components. In the first quarter of fiscal year 2018, TTI conducted business in four business segments: Manufacturing, Testing Services, Distribution and Real Estate. TTI has subsidiaries in the U.S., Singapore, Malaysia, Thailand and China as follows:

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
  * 100% owned by Trio-Tech International Pte. Ltd.

The accompanying un-audited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  All significant inter-company accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements are presented in U.S. dollars.  The accompanying condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.  Operating results for the three months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2018.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the fiscal year ended June 30, 2017.

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

The amendments in ASU 2016-09 ASC Topic 718: Compensation – Stock Compensation are issued to simplify several aspects of the accounting for share-based payment award transactions, including (a) income tax consequences (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. For public business entities, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The company has adopted the ASU and concluded that the effectiveness of this update does not have a significant effect on the Company’s consolidated financial position or results of operations.

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

The Financial Accounting Standards Board (“FASB”) has issued converged standards on revenue recognition. Specifically, the Board has issued ASU 2014-09, ASC Topic 606 (“ASU 2014-09”). ASU 2014-09 affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). ASU 2014-09 will supersede the revenue recognition requirements in ASC Topic 605, Revenue Recognition (“ASC Topic 605”), and most industry-specific guidance. ASU 2014-09 also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of non-financial assets that are not in a contract with a customer (e.g., assets within the scope of ASC Topic 360, Property, Plant, and Equipment, (“ASC Topic 360”), and intangible assets within the scope of Topic 350, Intangibles—Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in ASU 2014-09. For a public entity, the amendments in ASU 2014-09 would be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. However, ASU 2015-14 ASC Topic 606: Deferral of the Effective Date (“ASC Topic 606”) defers the effective date of ASU 2014-09 for all entities by one year. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company has not adopted these standards. As the new standards, will supersede substantially all existing revenue guidance affecting the Company under GAAP, it could impact revenue and cost recognition on sales across all the Company's business segments. The Company carried out an initial evaluation of the impact of this standard on its business and concluded the adoption of this standard did not have a significant effect on its Consolidated Financial Statements. While we are continuing to assess all potential impacts, the Company has not presently selected a transition method as we believe there will not be any significant impact of this new guidance on the Company.

The amendments in ASU 2015-11 ASC Topic 330: Simplifying the Measurement of Inventory (“ASC Topic 330”) specify that an entity should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using Last-In-First-Out or the retail inventory method. The amendments in ASC Topic 330 are effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. A reporting entity should apply the amendments retrospectively to all periods presented. The company has adopted the ASU and concluded that the effectiveness of this update does not have a significant effect on the Company’s consolidated financial position or results of operations.

Other new pronouncements issued but not yet effective until after September 30, 2017 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

3.   TERM DEPOSITS
	Sep. 30, 2017 (Unaudited)	June 30, 2017

Short-term deposits	$1,026	$824
Currency translation effect on short-term deposits	17	(37)
Total short-term deposits	1,043	787
Restricted term deposits	1,658	1,722
Currency translation effect on restricted term deposits	28	(65)
Total restricted term deposits	1,686	1,657
Total Term deposits	$2,165	$2,444

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

Senior management reviews accounts receivable on a periodic basis to determine if any receivables will potentially be uncollectible. Management includes any accounts receivable balances that are determined to be uncollectible in the allowance for doubtful accounts.  After all reasonable attempts to collect a receivable have failed, the receivable is written off against the allowance.  Based on the information available, management believed the allowance for doubtful accounts as of September 30, 2017 and June 30, 2017 was adequate.

The following table represents the changes in the allowance for doubtful accounts:
	Sept. 30, 2017 (Unaudited)	June 30, 2017
Beginning	$247	$270
Additions charged to expenses	-	65
Recovered	(1)	(78)
Write-off	-	(2)
Currency translation effect	4	(8)
Ending	$250	$247

5.   LOANS RECEIVABLE FROM PROPERTY DEVELOPMENT PROJECTS

The following table presents Trio-Tech (Chongqing) Co. Ltd (‘TTCQ’)’s loan receivable from property development projects in China as of September 30, 2017. The exchange rate is based on the date published by the Monetary Authority of Singapore as of March 31, 2015, since the net loan receivable was “nil” as at September 30, 2017.

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

The following table presents TTCQ’s loan receivable from property development projects in China as of June 30, 2017. The exchange rate is based on the date published by the Monetary Authority of Singapore as of March 31, 2015, since the net loan receivable was “nil” as at June 30, 2017.

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

On November 1, 2010, TTCQ entered into a Memorandum Agreement with JiangHuai Property Development Co. Ltd. (“JiangHuai”) to invest in their property development projects (Project - Yu Jin Jiang An) located in Chongqing City, China. Due to the short-term nature of the investment, the amount was classified as a loan based on ASC Topic 310-10-25 Receivables, amounting to Renminbi (“RMB”) 2,000, or approximately $325. The loan was renewed, but expired on May 31, 2013. TTCQ is in the legal process of recovering the outstanding amount of $325. TTCQ did not generate other income from JiangHuai for the quarter ended September 30, 2017, or for the fiscal year ended June 30, 2017. Based on TTI’s financial policy, a provision for doubtful receivables of $325 on the investment in JiangHuai was recorded during the second quarter of fiscal 2014 based on TTI’s financial policy. TTCQ is in the legal process of recovering the outstanding amount of $325.

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

 6.  INVENTORIES

Inventories consisted of the following:
	Sept. 30, 2017 (Unaudited)	June 30, 2017

Raw materials	$1,187	$1,047
Work in progress	1,647	1,045
Finished goods	307	365
Less: provision for obsolete inventory	(692)	(686)
Currency translation effect	33	(15)
	$2,482	$1,756

The following table represents the changes in provision for obsolete inventory:

	Sept. 30, 2017 (Unaudited)	June 30, 2017

Beginning	$686	697
Additions charged to expenses	-	6
Usage - disposition	(2)	(6)
Currency translation effect	8	(11)
Ending	$692	$686

7. ASSETS HELD FOR SALE

During the fourth quarter of 2015, Trio-Tech (Malaysia) Sdn. Bhd. (‘TTM’) planned to sell its factory building in Penang, Malaysia. In May 2015, TTM was approached by a potential buyer to purchase the factory building. Negotiation is still ongoing and is subject to approval by Penang Development Corporation. In accordance with ASC Topic 360, during fiscal year 2015, the property was reclassified from investment property, which had a net book value of RM 371, or approximately $92, to assets held for sale, since there was an intention to sell the factory building. The net book values of the building were RM371, or approximately $87, for three month ended September 30, 2017 and RM 371, or approximately $86, for year ended June 30, 2017. As at end of September 30, 2017, management is still actively looking for a suitable buyer.

8.  INVESTMENTS

Investments were nil as at September 30, 2017 and June 30, 2017.

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

9.   INVESTMENT PROPERTIES

The following table presents the Company’s investment in properties in China as of September 30, 2017. The exchange rate is based on the market rate as of September 30, 2017.

	Investment Date	Investment Amount (RMB)	Investment Amount (U.S. Dollars)
Purchase of rental property – Property I - MaoYe	Jan 04, 2008	5,554	894
Purchase of rental property – Property II - JiangHuai	Jan 06, 2010	3,600	580
Purchase of rental property – Property III - Fu Li	Apr 08, 2010	4,025	648
Currency translation		-	(139)
Gross investment in rental property		13,179	1,983
Accumulated depreciation on rental property	Sep 30, 2017	(5,102)	(767)
Net investment in property – China		8,077	1,216

The following table presents the Company’s investment in properties in China as of June 30, 2017. The exchange rate is based on the market rate as of June 30, 2017.

	Investment Date	Investment Amount (RMB)	Investment Amount (U.S. Dollars)
Purchase of rental property – Property I - MaoYe	Jan 04, 2008	5,554	894
Purchase of rental property – Property II - JiangHuai	Jan 06, 2010	3,600	580
Purchase of rental property – Property III - Fu Li	Apr 08, 2010	4,025	648
Currency translation		-	(178)
Gross investment in rental property		13,179	1,944
Accumulated depreciation on rental property	June 30, 2017	(4,937)	(728)
Net investment in property – China		8,242	1,216

The following table presents the Company’s investment properties in Malaysia as of September 30, 2017 and June 30, 2017. The exchange rate is based on the exchange rate as of June 30, 2015 published by the Monetary Authority of Singapore.

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

Property purchased from MaoYe generated a rental income of $27 during the three months ended September 30, 2017 as compared to $26 for the same period in last fiscal year.

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

Property purchased from JiangHuai did not generate any rental income during the three months ended September 30, 2017 and for the same period in the last fiscal year.

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

The two commercial properties were leased to third parties under two separate rental agreements, one of which will expire in April 2019 which provides for a rent increase of 5% every year on May 1, commencing with 2017 until the rental agreement expires on April 30, 2019 and the other of which will expire in March 31, 2018 which provides for a rent increase of 5% every year on April 1, commencing with 2016 until the rental agreement will expire on March 31, 2018.

Properties purchased from Fu Li generated a rental income of $12 for the three months ended September 30, 2017, and $13 for the same period in the last fiscal year.

Penang Property I

During the fourth quarter of 2015, TTM planned to sell its factory building in Penang, Malaysia. In accordance to ASC Topic 360, the property was reclassified from investment property, which had a net book value of RM 371, or approximately $98, to assets held for sale since there was an intention to sell the factory building. In May 2015, TTM was approached by a potential buyer to purchase the factory building. On September 14, 2015, application to sell the property was rejected by Penang Development Corporation (‘PDC’). The rejection was based on the business activity of the purchaser not suitable to the industry that is being promoted on the said property. PDC made an offer to purchase the property, which was not at the expected value and the offer expired on March 28, 2016. However, management is still actively looking for a suitable buyer. As of September 30, 2017 the net book value was RM 369, or approximately $87.

Summary

Total rental income for all investment properties in China was $39 for the three months ended September 30, 2017, and was $39 for the same period in the last fiscal year.

Depreciation expenses for all investment properties in China were $25 for the three months ended September 30, 2017 and $26 for the same period in the last fiscal year.

10.   OTHER ASSETS

Other assets consisted of the following:
	Sept. 30, 2017 (Unaudited)	June 30, 2017
Down payment for purchase of investment properties	$1,645	$1,645
Down payment for purchase of property, plant and equipment	538	280
Deposits for rental and utilities	140	139
Currency translation effect	(103)	(142)
Total	$2,220	$1,922

11. LINES OF CREDIT

Carrying value of the Company’s lines of credit approximates its fair value because the interest rates associated with the lines of credit are adjustable in accordance with market situations when the Company borrowed funds with similar terms and remaining maturities.

As of September 30, 2017, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Expiration	Credit	Unused
Facility	Facility	Rate	Date	Limitation	Credit
Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Ranging from 1.6% to 5.5%	-	$4,571	$3,875
Trio-Tech (Malaysia) Sdn. Bhd.	Lines of Credit	Ranging from 6.3% to 6.7%	-	$746	$746
Trio-Tech (Tianjin) Co., Ltd.	Lines of Credit	Ranging from 4.9% to 6.3%	-	$903	$18

As of June 30, 2017, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Expiration	Credit	Unused
Facility	Facility	Rate	Date	Limitation	Credit
Trio-Tech International Pte. Ltd., Singapore.	Lines of Credit	Ranging from 3.96% to 7.5%	-	$4,496	$2,815
Trio-Tech (Malaysia) Sdn. Bhd.	Lines of Credit	Ranging from 6.3% to 6.7%	-	$734	$734
Trio-Tech (Tianjin) Co., Ltd.	Lines of Credit	5.22%	-	$885	$10

12.  ACCRUED EXPENSES

Accrued expenses consisted of the following:
	Sept. 30, 2017 (Unaudited)	June 30, 2017
Payroll and related costs	$1,587	$1,568
Commissions	109	107
Customer deposits	419	218
Legal and audit	302	283
Sales tax	104	80
Utilities	121	142
Warranty	41	49
Accrued purchase of materials	101	33
Provision for re-instatement	289	295
Other accrued expenses	361	319
Currency translation effect	49	(51)
Total	$3,483	$3,043

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

	Sept. 30, 2017 (Unaudited)	June 30, 2017
Beginning	$48	$76
Additions charged to cost and expenses	5	46
Utilization/reversal	(12)	(73)
Currency translation effect	1	(1)
Ending	$42	$48

14.   BANK LOANS PAYABLE

 Bank loans payable consisted of the following:
	Sept. 30, 2017 (Unaudited)	June 30, 2017
Note payable denominated in RM for expansion plans in Malaysia, maturing in August 2024, bearing interest at the bank’s prime rate less 1.50% (5.25% and 5.25% at September 30, 2017 and June 30, 2017) per annum, with monthly payments of principal plus interest through August 2024, collateralized by the acquired building with a carrying value of $2,704 and 2,671, as at September 30, 2017 and June 30, 2017, respectively.	1,567	1,735

Note payable denominated in U.S. dollars for expansion plans in Singapore and its subsidiaries, maturing in April 2020, bearing interest at the bank’s lending rate (3.96% and 3.96% for September 30, 2017 and June 30, 2017) with monthly payments of principal plus interest through June 2020. This note payable is secured by plant and equipment with a carrying value of $212 and $224, as at September 30, 2017 and June 30, 2017, respectively.	398	196

Long term portion of bank loans payable	$1,965	$1,931

Current portion of bank loan payable	342	271
Currency translation effect on current portion of bank loan	1	(11)
Current portion of bank loan payable	343	260
Long term portion of bank loan payable	1,623	1,660
Currency translation effect on long-term portion of bank loan	27	(108)
Long term portion of bank loans payable	$1,650	$1,552

Future minimum payments (excluding interest) as at September 30, 2017 were as follows:

2018	$343
2019	359
2020	324
2021	231
2022	182
Thereafter	554
Total obligations and commitments	$1,993

Future minimum payments (excluding interest) as at June 30, 2017 were as follows:

2018	$260
2019	273
2020	274
2021	225
2022	236
Thereafter	544
Total obligations and commitments	$1,812

15.   COMMITMENTS AND CONTINGENCIES

TTM has capital commitments for the purchase of equipment and other related infrastructure costs amounting to RM 806, or approximately $191, based on the exchange rate as at September 30, 2017 published by the Monetary Authority of Singapore, as compared to the capital commitment as at June 30, 2017 amounting to RM 684, or approximately $159.

Trio-Tech (Tianjin) Co. Ltd. in China has capital commitments for the purchase of equipment and other related infrastructure costs amounting to RMB 3,376, or approximately $356, based on the exchange rate as on September 30, 2017 published by the Monetary Authority of Singapore, as compared to the capital commitment as at June 30, 2017 amounting to RMB 1,260, or approximately $186.

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

16.   BUSINESS SEGMENTS

In fiscal year 2018, the Company operates in four segments; the testing service industry (which performs structural and electronic tests of semiconductor devices), the designing and manufacturing of equipment (which equipment tests the structural integrity of integrated circuits and other products), distribution of various products from other manufacturers in Singapore and Southeast Asia and the real estate segment in China.

The revenue allocated to individual countries was based on where the customers were located. The allocation of the cost of equipment, the current year investment in new equipment and depreciation expense have been made on the basis of the primary purpose for which the equipment was acquired.

All inter-segment revenue was from the manufacturing segment to the testing and distribution segments. Total inter-segment revenue was $95 for the three months ending September 30, 2017, as compared to $283 for the same period in the last fiscal year.  Corporate assets mainly consisted of cash and prepaid expenses. Corporate expenses mainly consisted of stock option expenses, salaries, insurance, professional expenses and directors' fees. Corporate expenses are allocated to the four segments. The following segment information table includes segment operating income or loss after including the corporate expenses allocated to the segments, which gets eliminated in the consolidation.

The following segment information is un-audited for the three months ended September 30, 2017 and September 30, 2016:

 Business Segment Information:

	Three Months Ended Sept. 30,	Net Revenue	Operating Income / (Loss)	Total Assets	Depr. And Amort.	Capital Expenditures
Manufacturing	2017	$4,765	186	8,194	28	35
	2016	$3,671	(93)	7,716	50	11

Testing Services	2017	4,605	336	22,129	447	494
	2016	4,157	402	19,219	388	350

Distribution	2017	1,536	101	573	-	-
	2016	1,104	34	695	1	-

Real Estate	2017	39	(10)	3,568	25	-
	2016	39	2	3,304	25	-

Fabrication	2017	-	-	28	-	-
Services *	2016	-	-	30	-	-

Corporate &	2017	-	(66)	214	-	-
Unallocated	2016	-	32	567	-	-

Total Company	2017	$10,945	547	34,706	500	529
	2016	$8,971	377	31,531	464	361

* Fabrication Services is a discontinued operation (Note 19).

17. OTHER INCOME

Other income consisted of the following:

	Three Months Ended September 30,
	2017 (Unaudited)	2016 (Unaudited)
Interest income	8	4
Other rental income	26	25
Exchange (loss) /gain	(6)	62
Bad debt recovery	1	-
Other miscellaneous income	129	19
Total	$158	$110

18.  INCOME TAX

The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining the provision for income taxes and income tax assets and liabilities, including evaluating uncertainties in the application of accounting principles and complex tax laws. The statute of limitations, in general, is open for years 2004 to 2017 for tax authorities in those jurisdictions to audit or examine income tax returns. The Company is under annual review by the tax authorities of the respective jurisdiction to which the subsidiaries belong.

The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of ASC Topic 740 Income Tax. The Company had an income tax expense of $42 for the three months ended September 30, 2017 as compared to an income tax expense of $83 for the same period in the last fiscal year. The decrease in income tax expenses was mainly due to increase in deferred tax income for the timing differences recorded by Malaysia operations for the three months ended September 30, 2017, as compared to the same period in the last fiscal year.

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

The Company accrues penalties and interest related to unrecognized tax benefits when necessary as a component of penalties and interest expenses, respectively.  The Company had not accrued any penalties or interest expenses relating to unrecognized benefits at September 30, 2017 and June 30, 2017.

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

In accordance with the restructuring plan, the Company’s Indonesia operation is negotiating with its suppliers to settle the outstanding balance of accounts payable of $57 and has no collection for accounts receivable. The Company’s fabrication operation in Batam, Indonesia is in the process of winding up the operations. The Company anticipates that it may incur costs and expenses when the winding up of the subsidiary in Indonesia takes place. Management has assessed the costs and expenses to be immaterial, thus no accrual has been made.

The discontinued operations in Indonesia did not incur general and administrative expenses for the three months ended September 30, 2017, and did not incur general and administrative expenses for the same period in the last fiscal year. The Company anticipates that it may incur additional costs and expenses when the winding up of the business of the subsidiary through which the facilities operated takes place. Management has assessed the costs and expenses to be immaterial, thus no accrual has been made.

Loss / income from discontinued operations for the three months ended September 30, 2017 and 2016 were as follows:

Three Months Ended September 30,
	2017 (Unaudited)	2016 (Unaudited)
Revenue	$-	$-
Cost of sales	-	-
Gross margin	-	-
Operating expenses
General and administrative	-	-
Selling	-	-
Impairment loss of property, plant and equipment	-	-
Total	-	-
Income from discontinued operation	-	-
Other (charges) / income	(3)	1
Net income / (loss) from discontinued operation	2	(1)
Less: net loss attributable to the non-controlling interest	-	-
Loss from discontinued operation, net of tax	$(1)	-

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

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted EPS for the years presented herein:

	Three Months Ended
	September 30,
	2017 (Unaudited)	2016 (Unaudited)
Income attributable to Trio-Tech International common shareholders from continuing operations, net of tax	$576	$303
Loss attributable to Trio-Tech International common shareholders from discontinued operations, net of tax	(1)	-
Net income attributable to Trio-Tech International common shareholders	$575	$303

Weighted average number of common shares outstanding - basic	3,533	3,513
Dilutive effect of stock options	140	66
Number of shares used to compute earnings per share – diluted	3,673	3,579

Basic earnings per share from continuing operations attributable to Trio-Tech International	0.16	0.09

Basic earnings per share from discontinued operations attributable to Trio-Tech International	-	-
Basic earnings per share from net loss attributable to Trio-Tech International	$0.16	$0.09

Diluted earnings per share from continuing operations attributable to Trio-Tech International	0.16	0.08

Diluted earnings per share from discontinued operations attributable to Trio-Tech International	-	-
Diluted earnings per share from net loss attributable to Trio-Tech International	$0.16	$0.08

21.  STOCK OPTIONS

On September 24, 2007, the Company’s Board of Directors unanimously adopted the 2007 Employee Stock Option Plan (the “2007 Employee Plan”) and the 2007 Directors Equity Incentive Plan (the “2007 Directors Plan”) each of which was approved by the shareholders on December 3, 2007. Each of those plans was amended by the Board in 2010 to increase the number of shares covered thereby, which amendments were approved by the shareholders on December 14, 2010. The Board also amended the 2007 Directors Plan in November 2013 to further increase the number of shares covered thereby from 400,000 shares to 500,000 shares, which amendment was approved by the shareholders on December 9, 2013. Each of those plans terminated by its respective terms on September 24, 2017. The 2007 Employee Plan provided for awards of up to 600,000 shares of the Company’s Common Stock to employees, consultants and advisors. The 2007 Directors Plan provided for awards of up to 500,000 shares of the Company’s Common Stock to the members of the Board of Directors in the form of non-qualified options and restricted stock. These two plans were administered by the Board, which also established the terms of the awards.

Assumptions

The fair value for the options granted were estimated using the Black-Scholes option pricing model with the following weighted average assumptions, assuming no expected dividends:

	Three Months Ended September 30,
	2017	2016

Expected volatility	60.41% to104.94%	60.41% to104.94%
Risk-free interest rate	0.30% to 0.78%	0.30% to 0.78%
Expected life (years)	2.50	2.50

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

2007 Employee Stock Option Plan

The Company’s 2007 Employee Plan terminated by its terms on September 24, 2017 and no further options may be granted thereunder. However, the options outstanding thereunder continue to remain outstanding and in effect in accordance with their terms. The Employee Plan permitted the grant of stock options to its employees covering up to an aggregate of 600,000 shares of Common Stock. Under the 2007 Employee Plan, all options were required to be granted with an exercise price of not less than fair value as of the grant date and the options granted were required to exercisable within a maximum of ten years after the date of grant, or such lesser period of time as is set forth in the stock option agreements. The options were permitted to be exercisable (a) immediately as of the effective date of the stock option agreement granting the option, or (b) in accordance with a schedule related to the date of the grant of the option, the date of first employment, or such other date as may be set by the Compensation Committee. Generally, options granted under the 2007 Employee Plan are exercisable within five years after the date of grant, and vest over the period as follows: 25% vesting on the grant date and the remaining balance vesting in equal installments on the next three succeeding anniversaries of the grant date. The share-based compensation will be recognized in terms of the grade method on a straight-line basis for each separately vesting portion of the award. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the 2007 Employee Plan).

The Company did not grant any options pursuant to the 2007 Employee Plan during the three months ended September 30, 2017. There were no options exercised during the three months ended September 30, 2017. The Company recognized stock-based compensation expenses of $1 in the three months ended September 30, 2017 under the 2007 Employee Plan. The balance of unamortized stock-based compensation of $4 based on fair value on the grant date related to options granted under the 2007 Employee Plan is to be recognized over a period of three years. The weighted-average remaining contractual term for non-vested options was 3.97 years.

The Company did not grant any options pursuant to the 2007 Employee Plan during the three months ended September 30, 2016. There were no options exercised during the three months ended September 30, 2016. The Company recognized stock-based compensation expenses of $1 in the three months ended September 30, 2016 under the 2007 Employee Plan. The balance of unamortized stock-based compensation of $3 based on fair value on the grant date related to options granted under the 2007 Employee Plan is to be recognized over a period of three years. The weighted-average remaining contractual term for non-vested options was 3.96 years.

As of September 30, 2017, there were vested employee stock options covering a total of 79,375shares of Common Stock. The weighted-average exercise price was $3.36 and the weighted average contractual term was 2.11 years.

As of September 30, 2016, there were vested employee stock options covering a total of 51,250 shares of Common Stock. The weighted-average exercise price was $3.28 and the weighted average contractual term was 2.57 years.

A summary of option activities under the 2007 Employee Plan during the three months ended September 30, 2017 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 1, 2017	127,500	$3.52	3.10	$187
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2017	127,500	$3.52	2.85	$220
Exercisable at September 30, 2017	79.375	$3.36	2.11	$149

A summary of option activities under the 2007 Employee Plan during the three months ended September 30, 2016 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 1, 2016	90,000	$3.26	3.42	$30
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2016	90,000	$3.26	3.17	$31
Exercisable at September 30, 2016	51,250	$3.28	2.57	$17

A summary of the status of the Company’s non-vested employee stock options during the three months ended September 30, 2017 is presented below:
	Options	Weighted Average Grant-Date Fair Value
Non-vested at July 1, 2017	48,125	$3.77
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested at September 30, 2017	48,125	$3.77

A summary of the status of the Company’s non-vested employee stock options during the three months ended September 30, 2016 is presented below:
	Options	Weighted Average Grant-Date Fair Value
Non-vested at July 1, 2016	38,750	$3.22
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested at September 30, 2016	38,750	$3.22

2007 Directors Equity Incentive Plan

The 2007 Directors Plan terminated by its terms on September 24, 2017 and no further options may be granted thereunder. However, the options outstanding thereunder continue to remain outstanding and in effect in accordance with their terms. The Director Plan permitted the grant of options covering up to an aggregate of 500,000 shares of Common Stock to its directors in the form of non-qualified options and restricted stock. The exercise price of the non-qualified options is 100% of the fair value of the underlying shares on the grant date. The options have five-year contractual terms and are generally exercisable immediately as of the grant date.

During the first quarter of fiscal year 2018, the Company did not grant any options pursuant to the 2007 Directors Plan. There were no stock options exercised during the three-month period ended September 30, 2017. The Company did not recognize any stock-based compensation expenses during the three months ended September 30, 2017.

During the first quarter of fiscal year 2017, the Company did not grant any options pursuant to the 2007 Directors Plan. There were no stock options exercised during the three-month period ended September 30, 2016. The Company did not recognize any stock-based compensation expenses during the three months ended September 30, 2016.

As of September 30, 2017, there were vested stock options granted under the 2007 Directors Plan covering a total of 415,000 shares of Common Stock. The weighted-average exercise price was $3.36 and the weighted average remaining contractual term was 2.68 years. Both the aggregate intrinsic value of such stock options outstanding and the aggregate intrinsic value of such options exercisable as of September 30, 2017 were $781. As all of the stock options granted under the 2007 Directors Plan vest immediately at the date of grant, there were no unvested stock options granted under the 2007 Directors Plan as of September 30, 2017.

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

A summary of option activities under the 2007 Directors Plan during the three months ended September 30, 2017 is presented as follows:
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2017	415,000	$3.36	2.93	$673
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2017	415,000	$3.36	2.68	$781
Exercisable at September 30, 2017	415,000	$3.36	2.68	$781

A summary of option activities under the 2007 Directors Plan during the three months ended September 30, 2016 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2016	415,000	$3.14	3.29	$198
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2016	415,000	$3.14	3.04	$204
Exercisable at September 30, 2016	415,000	$3.14	3.04	$204

22.  FAIR VALUE OF FINANCIAL INSTRUMENTS APPROXIMATE CARRYING VALUE

In accordance with the ASC Topic 825, the following presents assets and liabilities measured and carried at fair value and classified by level of the following fair value measurement hierarchy in accordance to ASC 820:

There were no transfers between Levels 1 and 2 during the three months ended September 30, 2017 and 2016.

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

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Overview

The following should be read in conjunction with the condensed consolidated financial statements and notes in Item I above and with the audited consolidated financial statements and notes, the information under the headings “Risk Factors” and “Management’s discussion and analysis of financial condition and results of operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

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

TTI generated approximately 99.6% of its revenue from its three core business segments in the test and measurement industry, i.e. manufacturing of test equipment, testing services and distribution of test equipment during the three months ended September 30, 2017. To reduce our risks associated with sole industry focus and customer concentration, the Company expanded its business into the real estate investment and oil and gas equipment fabrication businesses in 2007 and 2009, respectively. The Company’s Indonesia operation and the Indonesia operation’s immediate holding company, which comprised the fabrication services segment, suffered continued operating losses since it commenced its operations, and the cash flow was minimal in the past years. The Company established a restructuring plan to close the fabrication services operation, and in accordance with ASC Topic 205, Presentation of Financial Statement Discontinued Operations (“ASC Topic 205”), the Company presented the operation results from fabrication services as a discontinued operation. The Real Estate segment contributed only 0.4% to the total revenue and has been insignificant since the property market in China has slowed down due to control measures in China.

Manufacturing

TTI develops and manufactures an extensive range of test equipment used in the "front end" and the "back end" manufacturing processes of semiconductors. Our equipment includes leak detectors, autoclaves, centrifuges, burn-in systems and boards, HAST testers, temperature controlled chucks, wet benches and more.

Testing

TTI provides comprehensive electrical, environmental, and burn-in testing services to semiconductor manufacturers in our testing laboratories in Asia and the U.S. Our customers include both manufacturers and end-users of semiconductor and electronic components, who look to us when they do not want to establish their own facilities. The independent tests are performed to industry and customer specific standards.

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

First Quarter Fiscal Year 2017 Highlights

●
Total revenue increased by $1,974, or 22.0%, to $10,945 in the first quarter of fiscal year 2018, compared to $8,971 for the same period in fiscal year 2017.
●
Manufacturing segment revenue increased by $1,094, or 29.8%, to $4,765 for the first quarter of fiscal year 2018, compared to $3,671 for the same period in fiscal year 2017.
●
Testing segment revenue increased by $448, or 10.8%, to $4,605 for the first quarter of fiscal year 2018, compared to $4,157 for the same period in fiscal year 2017.
●
Distribution segment revenue increased by $432, or 39.1%, to $1,536 for the first quarter of fiscal year 2018, compared to $1,104 for the same period in fiscal year 2017.
●
Real estate segment rental revenue was $39 for the first quarter of both fiscal year 2018 and 2017.
●
The overall gross profit margin decreased by 1.1% to 25.2% for the first quarter of fiscal year 2018, from 26.3% for the same period in fiscal year 2017.
●
Income from operations was $547 the first quarter of fiscal year 2018, an improvement of $170, as compared to an income from operations of $377 for the same period in fiscal year 2017.
●
General and administrative expenses increased by $96, or 5.5%, to $1,839 for the first quarter of fiscal year 2018, from $1,743 for the same period in fiscal year 2017.
●
Selling expenses decreased by $6, or 3.2%, to $179 for the first quarter of fiscal year 2018, from $185 for the same period in fiscal year 2017.
●
Other income decreased by $48 to $158 in the first quarter of fiscal year 2018 compared to $110 in the same period in fiscal year 2017.
●
Tax expense decreased by $41 to $42 in the first quarter of fiscal year 2018 compared to $83 in the same period in fiscal year 2017.
●
During the first quarter of fiscal year 2018, income from continuing operations before non-controlling interest, net of tax was $605, as compared to an income of $346 for the same period in fiscal year 2017.
●
Net income attributable to non-controlling interest for the first quarter of fiscal year 2018 was $27, a decrease of $17, as compared to $44 in the same period in fiscal year 2017.
●
Working capital increased by $480, or 6.4%, to $7,968 as of September 30, 2017 compared to $7,488 as of June 30, 2017.
●
Basic Earnings per share for the first quarter of fiscal year 2018 were $0.16, as compared to earnings per share of $0.09 for the same period in fiscal year 2017.
●
Dilutive Earnings per share for the first quarter of fiscal year 2018 were $0.16, as compared to earnings per share of $0.08 for the same period in fiscal year 2017.
●
Total assets increased by $1,208 or 3.6% to $34,706 as of September 30, 2017 compared to $33,498 as of June 30, 2017.
●
Total liabilities increased by $181 or 1.5% to $12,152 as of September 30, 2017 compared to $11,971 as of June 30, 2017.

Results of Operations and Business Outlook

The following table sets forth our revenue components for the three months ended September 30, 2017 and 2016, respectively.

Revenue Components	Three Months Ended September 30,
	2017	2016
Revenue:
Manufacturing	43.5%	40.9%
Testing Services	42.1	46.4
Distribution	14.0	12.3
Real Estate	0.4	0.4
Total	100.0%	100.0%

Revenue for the three months ended September 30, 2017 was $10,945, an increase of $1,974 when compared to the revenue for the same period of the prior fiscal year. As a percentage, revenue increased by 22.0% for the three months ended September 30, 2017 when compared to revenue for the same period of the prior year.

For the three months ended September 30, 2017, there was an increase in revenue across all segments except for the real estate segment. The extent of the increase in sales from fiscal year 2016 to fiscal year 2017 was offset by the currency translation to U.S. dollars from our subsidiaries’ functional currency.

Total revenue into and within China, the Southeast Asia regions and other countries (except revenue into and within the United States) increased by $1,992, or 23.6%, to $10,418 for the three months ended September 30, 2017, as compared with $8,426 for the same period of last fiscal year.  The increase was mainly due to an increase in the manufacturing segment in the Singapore and Suzhou, China operations, increase in the testing segment in the Singapore, Malaysia and Tianjin, China operations, and increase in the distribution segment in the Singapore operation, which was partially offset by a decrease in the testing segment in our Bangkok, Thailand and Suzhou, China operations and decrease in the distribution revenue in our Suzhou, China operation.

Total revenue into and within the U.S. was $527 for the three months ended September 30, 2017, a decrease of $18 from $545 for the same period of the prior year. The decrease in the three months result was mainly due to a decrease in orders from existing customers in the first quarter of fiscal year 2018 as compared to the same period in fiscal year 2017.

Revenue within our four current segments for the three months ended September 30, 2017 is discussed below.

Manufacturing Segment

Revenue in the manufacturing segment as a percentage of total revenue was 43.5% for the three months ended September 30, 2017, an increase of 2.6% of total revenue when compared to 40.9% in the same period of the last fiscal year.  The absolute amount of revenue increased by $1,094 to $4,765 for the three months ended September 30, 2017, compared to $3,671, for the same period of the last fiscal year.

Revenue in the manufacturing segment for the three months ended September 30, 2017 increased primarily due to an increase in orders by customers in the Singapore and Suzhou, China operations, which was offset by a decrease in demand in the U.S. operations.

The revenue in the manufacturing segment from a major customer accounted for 37.9% and 53.8% of our total revenue in the manufacturing segment for the three months ended September 30, 2017 and 2016, respectively. The future revenue in our manufacturing segment will be significantly affected by the purchase and capital expenditure plans of this major customer, if the customer base cannot be increased.

Testing Services Segment

Revenue in the testing segment as a percentage of total revenue was 42.1% for the three months ended September 30, 2017, a decrease of 4.3% of total revenue when compared to 46.4% for the same period of the last fiscal year.  The absolute amount of revenue increased by $448 to $4,605 for the three months ended September 30, 2017, as compared to $4,157 for the same period of the last fiscal year.

Revenue in the testing segment for the three months ended September 30, 2017 increased primarily due to an increase in our Singapore, Malaysia and Tianjin, China operations, but was partially offset by a decrease in testing volume in our Bangkok, Thailand and Suzhou, China operations. The increase in Singapore, Malaysia and Tianjin, China was caused by an increase in orders from our major customers, which we believe was due to an increase in demand for their products.

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

Distribution Segment

Revenue in the distribution segment as a percentage of total revenue was 14.0% for the three months ended September 30, 2017, an increase of 1.7% of total revenue when compared to 12.3% in the same period of the last fiscal year.  The absolute amount of revenue increased by $432 to $1,536 for the three months ended September 30, 2017, compared to $1,104 for the same period of the last fiscal year.

Revenue in the distribution segment for the three months ended September 30, 2017 increased primarily due to an increase in revenue generated from existing and new customers in the Singapore operations.

Demand for the distribution segment varies depending on the demand for our customers’ products, the changes taking place in the market and our customers’ forecasts.  Hence it is difficult to accurately forecast fluctuations in the market.

Real Estate Segment

The real estate segment accounted for 0.4% of total revenue for both the three months ended September 30, 2017 and September 30, 2016. The absolute amount of revenue in the real estate segment was $39 for the three months ended September 30, 2017, and 2016.

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

Trio-Tech Chongqing Co., Ltd. (“TTCQ”) invested RMB 5,554 in rental properties in Maoye during fiscal year 2008, RMB 3,600 in rental properties in JiangHuai during fiscal year 2010 and RMB 4,025 in rental properties in FuLi during fiscal year 2010. The total investment in properties in China was RMB 13,179, or approximately $1,983 and $1,944 as at September 30, 2017 and June 30, 2017, respectively. The carrying value of these investment properties in China was RMB 8,077 and RMB 8,242, or approximately $1,216 and $1,216 as at September 30, 2017 and June 30, 2017, respectively. These properties generated a total rental income of $39 for both the three months ended September 30, 2017 and September 30, 2016, respectively. TTCQ’s investment in properties that generated rental income is discussed further in this Form 10-Q.

TTCQ has yet to receive the title deed for properties purchased from JiangHuai. TTCQ is in the legal process of obtaining the title deed, which is dependent on JiangHuai completing the entire project. JiangHuai property did not generate any income during the three months ended September 30, 2017, and 2016.

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

We are in the process of implementing an Enterprise Resource Planning (“ERP”) system, as part of a multi-year plan to integrate and upgrade our systems and processes. The implementation of this ERP system is scheduled to occur in phases over the next few years, and began with the migration of certain of our operational and financial systems in our Singapore operations to the new ERP system during the second quarter of Fiscal 2017. This implementation effort will continue in Fiscal 2018, when the operational and financial systems in Singapore will be substantially transitioned to the new system. Implementation of a new ERP system involves risks and uncertainties. Any disruptions, delays or deficiencies in the design or implementation of the new system could result in increased costs and adversely affect our ability to timely report our financial results, which could negatively impact our business and results of operations.

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

Comparison of the First Quarter Ended September 30, 2017 and September 30, 2016

The following table sets forth certain consolidated statements of income data as a percentage of revenue for the first quarter of fiscal years 2017 and 2016, respectively:

	Three Months Ended September 30,
	2017	2016
Revenue	100.0%	100.0%
Cost of sales	74.8	73.7
Gross Margin	25.2%	26.3%
Operating expenses
General and administrative	16.8%	19.4%
Selling	1.6	2.1
Research and development	1.7	0.6
Loss on disposal of property, plant and equipment	0.1	0.0
Total operating expenses	20.2%	22.1%
Income from Operations	5.0%	4.2%

Overall Gross Margin

Overall gross margin as a percentage of revenue decreased by 1.1% to 25.2% for the three months ended September 30, 2017, from 26.3% for the same period of the last fiscal year, primarily due to a decrease in the gross profit margin in the manufacturing, testing and real estate segments. The increase was partially offset by an increase in gross profit margin in the distribution segment.

Gross profit margin as a percentage of revenue in the manufacturing segment decreased by 0.5% to 23.4% for the three months ended September 30, 2017, as compared to 23.9% for the same period in last fiscal year. The decrease in gross profit margin was primarily due to the sales of low profit margin products being higher than the sale of high profit margin products in the three months ended September 30, 2017. In absolute dollar amounts, gross profits in the manufacturing segment increased by $240 to $1,116 for the three months ended September 30, 2017, from $876 for the same period in the last fiscal year.

Gross profit margin as a percentage of revenue in the testing segment decreased by 0.5% to 31.8% for the three months ended September 30, 2017, from 32.3% in the same period of the last fiscal year. The decrease was primarily due to a decrease in high-margin testing volume in our Thailand operations and an increase in compliance cost in our Malaysia operations. Significant portions of our cost of goods sold are fixed in the testing segment.  Thus, as the demand of services and factory utilization decreases, the fixed costs are spread over the decreased output, which decreases the gross profit margin. In absolute dollar amounts, gross profit in the testing segment increased by $123 to $1,466 for the three months ended September 30, 2017 from $1,343 for the same period of the last fiscal year.

Gross profit margin of the distribution segment is not only affected by the market price of the products we distribute, but also the mix of products we distribute, which changes frequently as a result of changes in market demand. Gross profit margin as a percentage of revenue in the distribution segment increased by 0.7% to 10.9% for the three months ended September 30, 2017, from 10.2% in the same period of the last fiscal year. The increase in gross margin was due to the increase in sales of high profit margin products in our Singapore and Suzhou, China operations as compared to the same period of last fiscal year. In terms of absolute dollar amounts, gross profit in the distribution segment for the three months ended September 30, 2017 was $168 as compared to $113 in the same period of the last fiscal year.

Gross profit margin as a percentage of revenue in the real estate segment was 25.6% for the three months ended September 30, 2017, as compared to 66.7% in the same period of the last fiscal year. In absolute dollar amounts, gross profit in the real estate segment was $10 and $26, respectively, for the three months ended September 30, 2017 and 2016.  The decrease in the gross profit margin was mainly due to an increase in taxes.

Operating Expenses

Operating expenses for the first quarter of fiscal years 2017 and 2016 were as follows:

	Three Months Ended September 30,
(Unaudited)	2017	2016
General and administrative	$1,839	$1,743
Selling	179	185
Research and development	184	53
Loss on disposal of property, plant and equipment	11	-
Total	$2,213	$1,981

General and administrative expenses increased by $96, or 5.5%, from $1,743 to $1,839 for the three months ended September 30, 2017 compared to the same period of last fiscal year. The increase in general and administrative expenses was mainly attributable to the increase in staff welfare related expenses in the Malaysia and Tianjin, China operations and the increase in compliance expense in the Malaysia operation. This increase was partially offset by payroll-related cost control measures in the Suzhou, China operation for the three months ended September 30, 2017 compared to the same period of last fiscal year.

Selling expenses decreased by $6, or 3.2%, from $185 to $179 for the three months ended September 30, 2017, compared to the same period of the last fiscal year. The decrease was mainly due to a decrease in travel and commission expenses in the manufacturing segment of our Singapore operations as a result of a decrease in commissionable revenue.

Research and development expenses increased by $131, or 247.2%, from $53 to $184 for the three months ended September 30, 2017, compared to the same period of the last fiscal year. The increase was mainly due to a one-off project in the Suzhou, China operations.

Income from Operations

Income from operations was $547 for the three months ended September 30, 2017, an improvement of $170, as compared to an income from operations of $377 for the three months ended September 30, 2016. The increase was mainly due to the increase in gross profit which was partially offset by the increase in operating expenses, as previously discussed.

Interest Expense

Interest expense for the three months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,
(Unaudited)	2017	2016
Interest expenses	$58	$58

Interest expense was $58 for both the three months ended September 30, 2017 and 2016. We are trying to keep our debt at a minimum in order to save financing costs.  As of September 30, 2017, the Company had an unused line of credit of $4,639.

Other Income

Other income for the three months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,
	2017	2016
Interest income	8	4
Other rental income	26	25
Exchange (loss)/ gain	(6)	62
Bad debt recovery	1	-
Other miscellaneous income	129	19
Total	$158	$110

Other income increased by $48 to $158 for the three months ended September 30, 2017 from $110 as compared to the same period in the last fiscal year. The increase was primarily due to a non-recurring reimbursement income, which was partially offset by the change from exchange gain to an exchange loss. The deterioration of exchange gain by $68 from $62 for the three months ended September 30, 2016 to an exchange loss of $6 for the three months ended September 30, 2017 was mainly due to transactional foreign exchange differences in the Malaysia operation.

Income Tax Expenses

The Company had an income tax expense of $42 for the three months ended September 30, 2017 as compared to an income tax expense of $83 for the same period in the last fiscal year. The decrease in income tax expenses was mainly due to a change from deferred tax benefit in the same period last fiscal year to deferred tax expense for timing differences recorded by the Malaysia operation.

Loss / income from Discontinued Operations, net of tax

Loss from discontinued operations, net of tax, was $3 for the three months ended September 30, 2017, as compared to an income of $1 for the same period in last fiscal year.

Non-controlling Interest

As of September 30, 2017, we held a 55% interest in Trio-Tech (Malaysia) Sdn. Bhd., Trio-Tech (Kuala Lumpur) Sdn. Bhd., SHI International Pte. Ltd., and PT. SHI Indonesia. We also held a 76% interest in Prestal Enterprise Sdn. Bhd. The share of net income from the subsidiaries by the non-controlling interest for the three months ended September 30, 2016 was $27, a decrease of $17 compared to the share of net income of $44 for the same period of the previous fiscal year.  The decrease in the net income of the non-controlling interest in the subsidiaries was attributable to the decrease in net income generated by the Malaysia operations as compared to the same period in the previous fiscal year.

Net Income

Net income for the three months ended September 30, 2017 was $575, an improvement of $272, as compared to a net income of $303 for the same period last fiscal year.

Earnings per Share

Basic earnings per share from continuing operations was $0.16 for the three months ended September 30, 2017 as compared to $0.09 for the same period in the last fiscal year. Basic earnings per share from discontinued operations were nil for both the three months ended September 30, 2017 and 2016.

Diluted earnings per share from continuing operations was $0.16 for the three months ended September 30, 2017 as compared to $0.08 for the same period in the last fiscal year. Diluted earnings per share from discontinued operations were nil for both the three months ended September 30, 2017 and 2016.

Segment Information

The revenue, gross margin and income or loss from operations for each segment during the first quarter of fiscal year 2018 and fiscal year 2017 are presented below. As the revenue and gross margin for each segment have been discussed in the previous section, only the comparison of income or loss from operations is discussed below.

Manufacturing Segment

The revenue, gross margin and (loss) / income from operations for the manufacturing segment for the three months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,
(Unaudited)	2017	2016
Revenue	$4,765	$3,671
Gross margin	23.4%	23.9%
Income / (loss) from operations	$186	$(93)

Income from operations from the manufacturing segment was $186 as compared to a loss from operations of $93 in the same period of the last fiscal year, primarily due to an increase in gross margin, as discussed earlier, and a decrease in operating expenses. Gross profit increased by $240 while operating expenses decreased by $38. Operating expenses for the manufacturing segment were $930 and $969 for the three months ended September 30, 2017 and 2016, respectively. The $39 decrease in operating expenses was mainly due to a decrease in general and administrative expenses by $288 which was partially offset by an increase in research and development expenses by $131, as discussed earlier, and an increase in corporate overhead by $128. The decrease in general and administrative expenses was mainly attributable to a revision in method of allocation of payroll related expenses between segments in the Singapore operations. Corporate charges are allocated on a pre-determined fixed charge basis.

Testing Segment

The revenue, gross margin and income from operations for the testing segment for the three months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,
(Unaudited)	2017	2016
Revenue	$4,605	$4,157
Gross margin	31.8%	32.3%
Income from operations	$336	$402

Income from operations in the testing segment for the three months ended September 30, 2017 was $336, a decrease of $66 compared to $402 in the same period of the last fiscal year. The decrease in operating income was mainly attributable to an increase in operating expenses. Operating expenses were $1,130 and $941 for the three months ended September 30, 2017 and 2016, respectively. The $189 increase in operating expenses was mainly due to an increase in general and administrative expenses by $299, which was partially offset by a decrease in corporate overhead by $123. The increase in general and administrative expenses was mainly due to a revision in method of allocation of payroll related expenses between segments in the Singapore operations, an increase in staff welfare related expenses in the Malaysia and Tianjin, China operations and the increase in compliance expense in the Malaysia operation. Corporate charges are allocated on a pre-determined fixed charge basis.

Distribution Segment

The revenue, gross margin and income from operations for the distribution segment for the three months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,
(Unaudited)	2017	2016
Revenue	$1,536	$1,104
Gross margin	10.9%	10.2%
Income / from operations	$101	$34

Income from operations was $101, for the three months ended September 30, 2017, as compared to an income from operations of $34 for the same period of last fiscal year. The increase of $67 was mainly due to an increase in gross margin, as discussed earlier, and a decrease in operating expenses. Gross profit increased by $55 while operating expenses decreased by $12. Operating expenses were $67 and $79 for the three months ended September 30, 2017 and 2016, respectively. The decrease in operating expenses was mainly a due to a decrease in general and administrative expenses by $8 and a decrease in corporate overhead by $4. General and administrative expenses decreased due to cost control measures in the Suzhou, China operation. Corporate charges are allocated on a pre-determined fixed charge basis.

Real Estate Segment

The revenue, gross margin and income / (loss) from operations for the real estate segment for the three months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,
(Unaudited)	2017	2016
Revenue	$39	$39
Gross margin	25.6%	66.7%
(Loss) / income from operations	$(10)	$2

Loss from operations in the real estate segment for the three months ended September 30, 2017 was $10, a deterioration of $12 compared to an income of $2 for the same period of the last fiscal year.  The change was mainly due to a decrease in gross margin, as discussed earlier. Operating expenses were $20 and $24 for the three months ended September 30, 2017 and 2016, respectively.

Corporate

The income / (loss) from operations for Corporate for the three months ended September 30, 2017 and 2016 was as follows:

	Three Months Ended September 30,
(Unaudited)	2017	2016
(Loss) / income from operations	$(66)	$32

Corporate operating loss was $66 for the three months ended September 30, 2017, a change of $98 from an income of $32 in the same period of the last fiscal year.  The change from an operating income to an operating loss was mainly attributable to an increase in general and administrative expenses by $97 due to an increase in payroll related expenses and professional fees.

Financial Condition

During the three months ended September 30, 2017 total assets increased by $1,208 from $33,498 as at June 30, 2017 to $34,706. The increase in total assets was primarily due to an increase in short term deposits, trade accounts receivable, inventory, prepaid expenses, property, plant and equipment, restricted term deposits, other assets and deferred tax assets, which were partially offset by a decrease in cash and cash equivalents and other receivables.

Cash and cash equivalents were $3,118 as at September 30, 2017, reflecting a decrease of $1,584 from $4,772 as at June 30, 2017, primarily due lower utilization of credit facilities in our Singapore operation and prepayment in the Tianjin, China operation, which were partially offset by the increase due to improved collection in the Malaysia and U.S. operations.

Short term deposits were $1,043 as at September 30, 2017, reflecting an increase of $256 from $787 as at June 30, 2017, primarily due to placement of deposit by the Malaysia operation.

As at September 30, 2017, the trade accounts receivable balance increased by $1,163 to $10,172, from $9,009 as at June 30, 2017, primarily due to the increase in revenue for the first three months of fiscal year 2018 as compared to the revenue in the fourth quarter of last fiscal year in the Singapore and Suzhou, China operations and longer collection cycles in the Singapore operations. The increase was partially offset by the decrease in in the Bangkok, Thailand operations due to the decrease in revenue for the first three months of fiscal year 2018 as compared to the revenue in the fourth quarter of last fiscal year. The number of days’ sales outstanding in accounts receivables for the Group was 79 and 83 days at the end of the first quarter of fiscal year 2018 and for the fiscal year ended 2017, respectively.

As at September 30, 2017 other receivables were $302, reflecting a decrease of $99 from $401 as at June 30, 2017. The decrease was primarily due to the capitalization of down payment of fixed assets in the Singapore operations in the first quarter of fiscal year 2018.

Inventories as at September 30, 2017 were $2,482, an increase of $726, as compared to $1,756 as at June 30, 2017. The increase in inventory was mainly due to a delay in shipment as a result of external factors and higher inventory turnover days in the Singapore operations.

Prepaid expenses were $336 as at September 30, 2017 compared to $226 as at June 30, 2017. The increase of $110 was primarily due to prepayment for software related expenses in the Singapore operation and insurance in the Singapore and Tianjin, China operations.

Investment properties, net in China was $1,216 for both as at September 30, 2017 and as at June 30, 2017.

Property, plant and equipment, net increased by $251 from $11,291 as at June 30, 2017, to $11,542 as at September 30, 2017, mainly due higher capital expenditure in the Singapore operations and foreign currency exchange difference between the functional currency and U.S. dollars for the three months ended September 30, 2017, which was partially offset by depreciation charges being higher than the capital expenditure in the Tianjin, China operation.

Restricted cash increased by $29 to $1,686 as at September 30, 2017, as compared to $1,657 as at June 30, 2017.  This was primarily due to foreign currency exchange difference between functional currency and U.S. dollars from June 30, 2017 to September 30, 2017.

Other assets increased by $298 to $2,220 as at September 30, 2017, as compared to $1,922 as at June 30, 2017.  This was mainly due to long-term renovation down-payment in the Tianjin, China operations and foreign currency exchange difference between functional currency and U.S. dollars from June 30, 2017 to September 30, 2017.

Utilized lines of credit decreased by $975 to $1,581 as at September 30, 2017 compared to $2,556 as at June 30, 2017, which was mainly due to lower utilization of lines of credit by the Singapore operation in the first quarter of fiscal year 2018.

Accounts payable increased by $537 to $3,766 as at September 30, 2017, as compared to $3,229 as at June 30, 2017. This was due to the increase in creditor turnover days in the Singapore operation and project purchases in the Suzhou, China operation, partially offset by repayment of payables outstanding as at June 30, 2017 by the Tianjin, China operations.

Accrued expenses increased by $440 to $3,483 as at September 30, 2017, as compared to $3,043 as at June 30, 2017. The increase in accrued expenses was mainly due to an increase in purchase accruals in the Singapore operations.

Bank loans payable increased by $181 to $1,993 as at September 30, 2017, as compared to $1,812 as at June 30, 2017. This was due to an additional loan made by the Singapore operation, partially offset by repayment of bank loans by the Malaysia operation.

Capital leases decreased by $54 to $705 as at September 30, 2017, as compared to $759 as at June 30, 2017. This was due to the repayment of capital leases by the Singapore and Malaysia operations.

Liquidity Comparison

Net cash provided by operating activities decreased by $2,463 to an inflow of $3 for the three months ended September 30, 2017 from an inflow of $2,466 in the same period of the last fiscal year. The decrease in net cash inflow provided by operating activities was primarily due to a decrease in cash inflow of $1,819 from accounts receivables and $143 from other receivables, and an increase in cash outflow of $974 from inventories and $227 from other assets. These were partially offset by a decrease in cash outflow of $477 from accounts payable and accrued expenses.

Net cash used in investing activities decreased by $19 to an outflow of $763 for the three months ended September 30, 2017 from an outflow of $782 for the same period of the last fiscal year.  The decrease in cash outflow was primarily due to a decrease in investments in restricted and unrestricted deposits of $187, which was partially offset by an increase in cash outflow of $168 from an increase in capital expenditure.

Net cash used in financing activities for the three months ended September 30, 2017 was $925, representing a decrease of $244, as compared to $1,169 during the three months ended September 30, 2016. The decrease was mainly attributable to a $281 increase in cash inflow from borrowings from bank loans and capital leases, which was partially offset by an increase in cash outflow of $38 from repayment of lines of credit.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2017, the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective at a reasonable level.

Except as discussed below, there has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2017 that has materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Enterprise Resource Planning (ERP) Implementation

We are in the process of implementing an ERP System, as part of a multi-year plan to integrate and upgrade our systems and processes. The implementation of this ERP system is scheduled to occur in phases over the next few years, and began with the migration of certain of our operational and financial systems in our Singapore operations to the new ERP system during the second quarter of Fiscal 2017. This implementation effort will continue in Fiscal 2018, when the operational and financial systems in Singapore will be substantially transitioned to the new system.

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

Enhancement of Automated Manufacturing System

During the first quarter of 2018, we enhanced the automated manufacturing system used by our Malaysia operation resulting in a material change in internal controls over financial reporting. The enhancement automates the process of invoice generation and matching of customer payments against invoices. We believe the enhancement was necessary to support increased volumes and transaction complexities related to our business as well to reduce the number of manual processes employed by the Company.

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

On September 21, 2017, the Company issued to one vendor an aggregate of 10,000 shares of the Common Stock of the Company in exchange for professional services rendered, which offer and sale was not registered under the Securities Act. The closing sales price of the Common Stock on September 21, 2017 was $5.08. The aggregate consideration in professional services received by the Company from the vendor was not less than $50,800. The offer and sale of the shares to the vendor were exempt from registration under the Securities Act under Section 4(a)(2) of the Securities Act. No other unregistered sales of securities by the Company occurred during the period covered by this Form 10-Q.

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

TRIO-TECH INTERNATIONAL
By:	/s/ Victor H.M. Ting VICTOR H.M. TING Vice President and Chief Financial Officer (Principal Financial Officer) Dated: November 9, 2017