Form 10-Q
period 2017-12-31
TRIO-TECH INTERNATIONAL
filed 2018-02-12
CIK 732026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2017

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

As of February 1, 2018, there were 3,553,055 shares of the issuer’s Common Stock, no par value, outstanding.

TRIO-TECH INTERNATIONAL
INDEX TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION, OTHER INFORMATION AND SIGNATURE

		Page

Part I.	Financial Information

Item 1.	Financial Statements
	(a) Condensed Consolidated Balance Sheets as of December 31, 2017 (Unaudited) and June 30, 2017	2
	(b) Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months and Six Months Ended December 31, 2017 (Unaudited) and December 31, 2016 (Unaudited)	3
	(c) Condensed Consolidated Statements of Shareholders Equity for the Six Months Ended December 31, 2017 (Unaudited) and December 31, 2016 (Unaudited)	5
	(d) Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2017 (Unaudited) and December 31, 2016 (Unaudited)	6
	(e) Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	45
Item 4.	Controls and Procedures	45

Part II.	Other Information

Item 1.	Legal Proceedings	46
Item 1A.	Risk Factors	46
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 3.	Defaults upon Senior Securities	46
Item 4.	Mine Safety Disclosures	46
Item 5.	Other Information	46
Item 6.	Exhibits	46

Signatures		47

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	December 31, 2017	June 30, 2017
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$5,059	$4,772
Short-term deposits	642	787
Trade accounts receivable, less allowance for doubtful accounts of $255 and $247	9,493	9,009
Other receivables	548	401
Inventories, less provision for obsolete inventory of $697 and $686	2,972	1,756
Prepaid expenses and other current assets	280	226
Asset held for sale	91	86
Total current assets	19,085	17,037
NON-CURRENT ASSETS:
Deferred tax asset	435	375
Investment properties, net	1,217	1,216
Property, plant and equipment, net	12,385	11,291
Other assets	1,950	1,922
Restricted term deposits	1,717	1,657
Total non-current assets	17,704	16,461
TOTAL ASSETS	$36,789	$33,498

LIABILITIES
CURRENT LIABILITIES:
Lines of credit	$2,189	$2,556
Accounts payable	3,342	3,229
Accrued expenses	3,985	3,043
Income taxes payable	292	233
Current portion of bank loans payable	356	260
Current portion of capital leases	250	228
Total current liabilities	10,414	9,549
NON-CURRENT LIABILITIES:
Bank loans payable, net of current portion	1,617	1,552
Capital leases, net of current portion	648	531
Deferred tax liabilities	328	295
Other non-current liabilities	46	44
Total non-current liabilities	2,639	2,422
TOTAL LIABILITIES	$13,053	$11,971

EQUITY
TRIO-TECH INTERNATIONAL’S SHAREHOLDERS' EQUITY:
Common stock, no par value, 15,000,000 shares authorized; 3,548,055 shares issued outstanding as at December 31, 2017, and 3,523,055 shares as at June 30, 2017	$11,013	$10,921
Additional paid-in capital	3,208	3,206
Accumulated retained earnings	5,589	4,341
Accumulated other comprehensive income	2,508	1,633
Total Trio-Tech International shareholders' equity	22,318	20,101
Non-controlling interest	1,418	1,426
TOTAL EQUITY	$23,736	$21,527
TOTAL LIABILITIES AND EQUITY	$36,789	$33,498

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
UNAUDITED (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

	Three Months Ended		Six Months Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2017	2016	2017	2016
Revenue
Manufacturing	$3,973	$3,320	$8,738	$6,991
Testing services	4,936	4,070	9,541	8,227
Distribution	1,606	1,675	3,142	2,779
Others	37	39	76	78
	10,552	9,104	21,497	18,075
Cost of Sales
Cost of manufactured products sold	3,068	2,622	6,717	5,417
Cost of testing services rendered	3,251	2,658	6,390	5,472
Cost of distribution	1,409	1,501	2,777	2,492
Others	29	29	58	42
	7,757	6,810	15,942	13,423
Gross Margin	2,795	2,294	5,555	4,652

Operating Expenses:
General and administrative	1,727	1,776	3,566	3,519
Selling	252	180	431	365
Research and development	118	52	302	105
Write off of property, plant and equipment	-	8	11	8
Total operating expenses	2,097	2,016	4,310	3,997

Income from Operations	698	278	1,245	655

Other Income / (Expenses)
Interest expenses	(52)	(48)	(110)	(106)
Other income, net	42	203	200	313
Total other (expenses) / income	(10)	155	90	207

Income from Continuing Operations before Income Taxes	688	433	1,335	862

Income Tax Expenses	(13)	(67)	(55)	(150)

Income from continuing operations before non-controlling interest, net of tax	675	366	1,280	712

Discontinued Operations (Note 19)
Loss from discontinued operations, net of tax	(2)	(4)	(5)	(3)
NET INCOME	673	362	1,275	709

Less: net income attributable to non-controlling interest	-	52	27	96
Net Income Attributable to Trio-Tech International Common Shareholders	$673	$310	$1,248	$613

Amounts Attributable to Trio-Tech International Common Shareholders:
Income from continuing operations, net of tax	678	316	1,254	619
Loss from discontinued operations, net of tax	(5)	(6)	(6)	(6)
Net Income Attributable to Trio-Tech International Common Shareholders	$673	$310	$1,248	$613

Basic Earnings per Share:
Basic per share from continuing operations attributable to Trio-Tech International	$0.19	$0.09	$0.35	$0.18
Basic earnings per share from discontinued operations attributable to Trio-Tech International	$-	$-	$-	$-
Basic Earnings per Share from Net Income
Attributable to Trio-Tech International	$0.19	$0.09	$0.35	$0.18

Diluted Earnings per Share:
Diluted earnings per share from continuing operations attributable to Trio-Tech International	$0.18	$0.09	$0.34	$0.17
Diluted earnings per share from discontinued operations attributable to Trio-Tech International	$-	$-	$-	$-
Diluted Earnings per Share from Net Income
Attributable to Trio-Tech International	$0.18	$0.09	$0.34	$0.17

Weighted average number of common shares outstanding
Basic	3,548	3,513	3,548	3,513
Dilutive effect of stock options	245	56	222	39
Number of shares used to compute earnings per share diluted	3,793	3,569	3,770	3,552

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNAUDITED (IN THOUSANDS)

	Three Months Ended		Six Months Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2017	2016	2017	2016
Comprehensive Income Attributable to Trio-Tech International Common Shareholders:

Net income	$673	$362	$1,275	$709
Foreign currency translation, net of tax	588	(1,094)	963	(1,377)
Comprehensive Income / (Loss)	1,261	(732)	2,238	(668)
Less: comprehensive income / (loss) attributable to non-controlling interest	88	(16)	115	(37)
Comprehensive Income / (Loss) Attributable to Trio-Tech International Common Shareholders	$1,173	$(716)	$2,123	$(631)

 See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(IN THOUSANDS)

Six Months ended December 31, 2017
	Common Stock		Additional Paid-in	Accumulated Retained	Accumulated Other Comprehensive	Non- Controlling
	Shares	Amount	Capital	Earnings	Income	Interest	Total
		$	$	$	$	$	$
Balance at June 30, 2017	3,523	10,921	3,206	4,341	1,633	1,426	21,527
Stock option expenses	-	-	2	-	-	-	2
Net income	-	-	-	1,248	-	27	1,275
Dividend declared by subsidiary	-	-	-	-	-	(123)	(123)
Exercise of options	15	41	-	-	-	-	41
Issue of restricted shares to service provider	10	51	-	-	-	-	51
Translation adjustment	-	-	-	-	875	88	963
Balance at Dec. 31, 2017	3,548	11,013	3,208	5,589	2,508	1,418	23,736

Six Months ended December 31, 2016
	Common Stock		Additional Paid-in	Accumulated Retained	Accumulated Other Comprehensive	Non- Controlling
	Shares	Amount	Capital	Earnings	Income	Interest	Total
		$	$	$	$	$	$
Balance at June 30, 2016	3,513	10,882	3,188	3,025	2,162	1,614	20,871
Stock option expenses	-	-	1	-	-	-	1
Net income	-	-	-	613	-	96	709
Stock option expenses	-	-	-	-	-	(117)	(117)
Translation adjustment	-	-	-	-	(1,244)	(133)	(1,377)
Balance at Dec. 31, 2016	3,513	10,882	3,189	3,638	918	1,460	20,087

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED (IN THOUSANDS)

	Six Months Ended
	Dec. 31,	Dec. 31,
	2017	2016
	(Unaudited)	(Unaudited)
Cash Flow from Operating Activities
Net income	$1,275	$709
Adjustments to reconcile net income to net cash flow provided by operating activities
Depreciation and amortization	1,019	916
Stock option expenses	2	1
Reversal of provision for obsolete inventories	(3)	(4)
Bad debt recovery, net	-	(16)
Accrued interest expense, net of accrued interest income	95	95
Write off of property, plant and equipment - continued operations	11	8
Issuance of shares to service provider	51	-
Warranty recovery, net	3	(9)
Deferred tax provision	(25)	51
Changes in operating assets and liabilities, net of acquisition effect
Trade accounts receivable	(484)	1,265
Other receivables	(147)	280
Other assets	(37)	(226)
Inventories	(1,153)	(275)
Prepaid expenses and other current assets	(54)	(99)
Accounts payable and accrued liabilities	934	1,001
Income tax payable	59	(26)
Net Cash Provided by Operating Activities	1,546	3,671

Cash Flow from Investing Activities
Proceeds from maturing of unrestricted and restricted term deposits and short-term deposits, net	484	-
Investments in restricted and unrestricted deposits	(281)	(421)
Additions to property, plant and equipment	(1,507)	(764)
Proceeds from disposal of plant, property and equipment	-	83
Net Cash Used in Investing Activities	(1,304)	(1,102)

Cash Flow from Financing Activities
Repayment on lines of credit	(4,978)	(4,503)
Proceeds from bank loans and capital leases	5,045	3,516
Proceeds from exercising of stock option	41	-
Dividends paid to non-controlling interest	(123)	(117)
Repayment of long-term bank loans and capital leases	(373)	(371)
Net Cash Used in by Financing Activities	(388)	(1,475)

Effect of Changes in Exchange Rate	433	(565)

NET INCREASE IN CASH AND CASH EQUIVALENTS	287	529
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,772	3,807
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,059	$4,336

Supplementary Information of Cash Flows
Cash paid during the period for:
Interest	$91	$91
Income taxes	$119	$83

Non-Cash Transactions
Capital lease of property, plant and equipment	$228	$49

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT EARNINGS PER SHARE AND NUMBER OF SHARES)

1. ORGANIZATION AND BASIS OF PRESENTATION

Trio-Tech International (“the Company” or “TTI” hereafter) was incorporated in fiscal year 1958 under the laws of the State of California. TTI provides third-party semiconductor testing and burn-in services primarily through its laboratories in Southeast Asia. In addition, TTI operates testing facilities in the United States. The Company also designs, develops, manufactures and markets a broad range of equipment and systems used in the manufacturing and testing of semiconductor devices and electronic components. In the second quarter of fiscal year 2018, TTI conducted business in four business segments: Manufacturing, Testing Services, Distribution and Real Estate. TTI has subsidiaries in the U.S., Singapore, Malaysia, Thailand and China as follows:

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

  * 100% owned by Trio-Tech International Pte. Ltd.

The accompanying un-audited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. All significant inter-company accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements are presented in U.S. dollars. The accompanying condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the six months ended December 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2018. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the fiscal year ended June 30, 2017.

The Company’s operating results are presented based on the translation of foreign currencies using the respective quarter’s average exchange rate.

2.   NEW ACCOUNTING PRONOUNCEMENTS

The following amendments in Accounting Standards Update (“ASU”) have been adopted by the Company as of December 31, 2017.

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

The following amendments in Accounting Standards Update (“ASU”) have not been adopted by the Company as of December 31, 2017.

The amendments in ASU 2017-11: Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815). For public companies, these amendments are effective for annual periods beginning after December 15, 2018, including interim periods within those periods. While early application is permitted, including adoption in an interim period, the Company has not elected to early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s presentation of consolidated financial position or results of operations.

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

The amendments in ASU 2017-08 ASC Subtopic 310-20 —'Receivables—Nonrefundable Fees and Other Costs (“ASC Subtopic 310-20”): These amendments shorten the amortization period for certain callable debt securities held at a premium. For public companies, these amendments are effective for annual periods beginning after December 15, 2018, including interim periods within those periods. While early application is permitted, including adoption in an interim period, the Company has not elected to early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s presentation of consolidated financial position or results of operations.

The amendments in ASU 2017-07 ASC Topic 715 —'Compensation — Retirement Benefits: These amendments improve the presentation of net periodic pension Cost and Net Periodic Postretirement Benefit Cost. For public companies, these amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. While early application is permitted, including adoption in an interim period, the Company has not elected to early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s presentation of consolidated financial position or results of operations.

The amendments in ASU 2017-05 ASC Subtopic 610-20 —'Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC Subtopic 610-20”): These amendments clarify the scope of asset derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. For public companies, these amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. While early application is permitted, including adoption in an interim period, the Company has not elected to early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s presentation of consolidated financial position or results of operations.

The amendments in ASU 2017-04 ASC Topic 350 —'Intangibles - Goodwill and Other: These amendments simplify the test for goodwill impairment. For public companies, these amendments are effective for annual periods beginning after December 15, 2019, including interim periods within those periods. While early application is permitted, including adoption in an interim period, the Company has not elected to early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s presentation of consolidated financial position or results of operations.

The amendments in ASU 2017-01 ASC Topic 805 —'Business Combinations: These amendments clarify the definition of a business. The amendments affect all companies and other reporting organizations that must determine whether they have acquired or sold a business. For public companies, these amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. While early application is permitted, including adoption in an interim period, the Company has not elected to early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s presentation of consolidated financial position or results of operations.

The amendments in ASU 2016-18 ASC Topic 230 —'Statement of Cash Flows: These amendments provide cash flow statement classification guidance. For public business entities, these amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. While early application is permitted, including adoption in an interim period, the Company has not elected to early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s presentation of consolidated financial position and statement of cash flows.

The amendments in ASU 2016-17 ASC Topic 810 —Consolidation: These amendments require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. For public business entities, these amendments are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years. While early application is permitted, including interim reporting periods within those annual reporting periods, the Company has not elected to early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

The amendments in ASU 2016-16 ASC Topic 740 —Income Taxes: These amendments require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. For public business entities, these amendments are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. While early application is permitted, including adoption in an interim period, the Company has not elected to early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

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

The amendments in ASU 2016-09 ASC Topic 718: Compensation –Stock Compensation are issued to simplify several aspects of the accounting for share-based payment award transactions, including (a) income tax consequences (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. For public business entities, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company has adopted the ASU and concluded that the effectiveness of this update does not have a significant effect on the Company’s consolidated financial position or results of operations.

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

The Financial Accounting Standards Board (“FASB”) has issued converged standards on revenue recognition. Specifically, the Board has issued ASU 2014-09, ASC Topic 606 (“ASU 2014-09”). ASU 2014-09 affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). ASU 2014-09 will supersede the revenue recognition requirements in ASC Topic 605, Revenue Recognition (“ASC Topic 605”), and most industry-specific guidance. ASU 2014-09 also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of non-financial assets that are not in a contract with a customer (e.g., assets within the scope of ASC Topic 360, Property, Plant, and Equipment, (“ASC Topic 360”), and intangible assets within the scope of Topic 350, Intangibles—Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in ASU 2014-09. For a public entity, the amendments in ASU 2014-09 would be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. However, ASU 2015-14 ASC Topic 606: Deferral of the Effective Date (“ASC Topic 606”) defers the effective date of ASU 2014-09 for all entities by one year. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company has not adopted these standards. As the new standards, will supersede substantially all existing revenue guidance affecting the Company under GAAP, it could impact revenue and cost recognition on sales across all the Company's business segments. The Company carried out an initial evaluation of the impact of this standard on its business and anticipates that the adoption of this standard will not have a significant effect on its Consolidated Financial Statements. While we are continuing to assess all potential impacts, the Company has not presently selected a transition method as we believe there will not be any significant impact of this new guidance on the Company.

Other new pronouncements issued but not yet effective until after December 31, 2017 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

3.   TERM DEPOSITS
	Dec. 31, 2017 (Unaudited)	June 30, 2017

Short-term deposits	$598	$824
Currency translation effect on short-term deposits	44	(37)
Total short-term deposits	642	787
Restricted term deposits	1,660	1,722
Currency translation effect on restricted term deposits	57	(65)
Total restricted term deposits	1,717	1,657
Total Term deposits	$2,359	$2,444

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

Senior management reviews accounts receivable on a periodic basis to determine if any receivables will potentially be uncollectible. Management includes any accounts receivable balances that are determined to be uncollectible in the allowance for doubtful accounts.  After all reasonable attempts to collect a receivable have failed, the receivable is written off against the allowance.  Based on the information available, management believed the allowance for doubtful accounts as of December 31, 2017 and June 30, 2017 was adequate.

The following table represents the changes in the allowance for doubtful accounts:

	Dec. 31, 2017 (Unaudited)	June 30, 2017
Beginning	$247	$270
Additions charged to expenses	-	65
Recovered	(1)	(78)
Write-off	-	(2)
Currency translation effect	9	(8)
Ending	$255	$247

5.   LOANS RECEIVABLE FROM PROPERTY DEVELOPMENT PROJECTS

The following table presents Trio-Tech (Chongqing) Co. Ltd (‘TTCQ’)’s loan receivable from property development projects in China as of December 31, 2017. The exchange rate is based on the date published by the Monetary Authority of Singapore as of March 31, 2015, since the net loan receivable was “nil” as at December 31, 2017.

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

On November 1, 2010, TTCQ entered into a Memorandum Agreement with JiangHuai Property Development Co. Ltd. (“JiangHuai”) to invest in their property development projects (Project - Yu Jin Jiang An) located in Chongqing City, China. Due to the short-term nature of the investment, the amount was classified as a loan based on ASC Topic 310-10-25 Receivables, amounting to Renminbi (“RMB”) 2,000, or approximately $325. The loan was renewed, but expired on May 31, 2013. TTCQ is in the legal process of recovering the outstanding amount of $325. TTCQ did not generate other income from JiangHuai for the quarter ended December 31, 2017, or for the fiscal year ended June 30, 2017. Based on TTI’s financial policy, a provision for doubtful receivables of $325 on the investment in JiangHuai was recorded during the second quarter of fiscal 2014 based on TTI’s financial policy. TTCQ is in the legal process of recovering the outstanding amount of $325.

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

6.  INVENTORIES

Inventories consisted of the following:
	Dec. 31, 2017 (Unaudited)	June 30, 2017

Raw materials	$1,107	$1,047
Work in progress	1,890	1,045
Finished goods	598	365
Less: provision for obsolete inventories	(697)	(686)
Currency translation effect	74	(15)
	$2,972	$1,756

 The following table represents the changes in provision for obsolete inventories:
	Dec. 31, 2017 (Unaudited)	June 30, 2017

Beginning	$686	$697
Additions charged to expenses	-	6
Usage - disposition	(3)	(6)
Currency translation effect	14	(11)
Ending	$697	$686

7. ASSET HELD FOR SALE

During the fourth quarter of 2015, Trio-Tech (Malaysia) Sdn. Bhd. (‘TTM’) planned to sell its factory building in Penang, Malaysia. In May 2015, TTM was approached by a potential buyer to purchase the factory building. Negotiation is still ongoing and is subject to approval by Penang Development Corporation. In accordance with ASC Topic 360, during fiscal year 2015, the property was reclassified from investment property, which had a net book value of RM 371, or approximately $92, to assets held for sale, since there was an intention to sell the factory building. The net book values of the building were RM371, or approximately $91, as at December 31, 2017 and RM 371, or approximately $86, as at June 30, 2017. As at end of December 31, 2017, management is still actively looking for a suitable buyer.

8. INVESTMENTS

Investments were nil as at December 31, 2017 and June 30, 2017.

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

The shop lots are to be delivered to TTCQ upon completion of the construction of the shop lots in the Singapore Themed Resort Project. The initial targeted date of completion was December 31, 2016. Based on subsequent discussions with the developer and the overall China market outlook, the completion date is currently estimated to be December 31, 2019.

The share transfer (10% interest in the joint venture) was registered with the relevant authorities in China as of end October 2016.

9.   INVESTMENT PROPERTIES

The following table presents the Company’s investment in properties in China as of December 31, 2017. The exchange rate is based on the market rate as of December 31, 2017.

	Investment Date	Investment Amount (RMB)	Investment Amount (U.S. Dollars)
Purchase of rental property – Property I - MaoYe	Jan 04, 2008	5,554	894
Purchase of rental property – Property II - JiangHuai	Jan 06, 2010	3,600	580
Purchase of rental property – Property III - Fu Li	Apr 08, 2010	4,025	648
Currency translation		-	(95)
Gross investment in rental property		13,179	2,027
Accumulated depreciation on rental property	Dec 31, 2017	(5,266)	(810)
Net investment in property – China		7,913	1,217

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

The following table presents the Company’s investment properties in Malaysia as of December 31, 2017 and June 30, 2017. The exchange rate is based on the exchange rate as of June 30, 2015 published by the Monetary Authority of Singapore.

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

Property purchased from MaoYe generated a rental income of $26 and $53 for the three and six months ended December 31, 2017, respectively, and $26 and $52 for the same periods in the last fiscal year, respectively.

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

Property purchased from JiangHuai did not generate any rental income during the three and six months ended December 31, 2017 and for the same periods in the last fiscal year.

Other Properties III – Fu Li

In fiscal 2010, TTCQ entered into a Memorandum of Agreement with Chongqing FuLi Real Estate Development Co. Ltd. (“FuLi”) to purchase two commercial properties totaling 311.99 square meters (“office space”) located in Jiang Bei District Chongqing. Although TTCQ currently rents its office premises from a third party, it intends to use the office space as its office premises. The total purchase price committed and paid was RMB 4,025, or approximately $649. The development was completed and the property was handed over during April 2013 and the title deed was received during the third quarter of fiscal 2014.

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

Properties purchased from Fu Li generated a rental income of $11 and $23 for the three and six months ended December 31, 2017, respectively, while it generated a rental income of $13 and $26, respectively, for the same periods in the last fiscal year.

Penang Property I

During the fourth quarter of 2015, TTM planned to sell its factory building in Penang, Malaysia. In accordance to ASC Topic 360, the property was reclassified from investment property, which had a net book value of RM 371, or approximately $98, to assets held for sale since there was an intention to sell the factory building. In May 2015, TTM was approached by a potential buyer to purchase the factory building. On September 14, 2015, application to sell the property was rejected by Penang Development Corporation (‘PDC’). The rejection was based on the business activity of the purchaser not suitable to the industry that is being promoted on the said property. PDC made an offer to purchase the property, which was not at the expected value and the offer expired on March 28, 2016. However, management is still actively looking for a suitable buyer. As of December 31, 2017 the net book value was RM 369, or approximately $91.

Summary

Total rental income for all investment properties in China was $37 and $76 for the three and six months ended December 31, 2017, respectively, and was $39 and $78, respectively, for the same periods in the last fiscal year.

Depreciation expenses for all investment properties in China were $24 and $49 for the three and six months ended December 31, 2017, respectively, and were $24 and $47, respectively, for the same periods in the last fiscal year.

10. OTHER ASSETS

Other assets consisted of the following:
	Dec. 31, 2017 (Unaudited)	June 30, 2017
Down payment for purchase of investment properties	$1,645	$1,645
Down payment for purchase of property, plant and equipment	219	280
Deposits for rental and utilities	140	139
Currency translation effect	(54)	(142)
Total	$1,950	$1,922

11. LINES OF CREDIT

The carrying value of the Company’s lines of credit approximates its fair value because the interest rates associated with the lines of credit are adjustable in accordance with market situations when the Company borrowed funds with similar terms and remaining maturities.

As of December 31, 2017, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Expiration	Credit	Unused
Facility	Facility	Rate	Date	Limitation	Credit
Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Ranging from 1.6% to 5.5%	-	$4,636	$3,368
Trio-Tech (Malaysia) Sdn. Bhd.	Lines of Credit	Ranging from 6.3% to 6.7%	-	$776	$776
Trio-Tech (Tianjin) Co., Ltd.	Lines of Credit	Ranging from 4.9% to 6.3%	-	$923	$2

As of June 30, 2017, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Expiration	Credit	Unused
Facility	Facility	Rate	Date	Limitation	Credit
Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Ranging from 3.96% to 7.5%	-	$4,496	$2,815
Trio-Tech (Malaysia) Sdn. Bhd.	Lines of Credit	Ranging from 6.3% to 6.7%	-	$734	$734
Trio-Tech (Tianjin) Co., Ltd.	Lines of Credit	5.22%	-	$885	$10

12. ACCRUED EXPENSES

Accrued expenses consisted of the following:
	Dec. 31, 2017 (Unaudited)	June 30, 2017
Payroll and related costs	$1,554	$1,568
Commissions	143	107
Customer deposits	481	218
Legal and audit	298	283
Sales tax	129	80
Utilities	95	142
Warranty	52	49
Accrued purchase of materials	352	33
Provision for re-instatement	289	295
Other accrued expenses	476	319
Currency translation effect	116	(51)
Total	$3,985	$3,043

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
	Dec. 31, 2017 (Unaudited)	June 30, 2017
Beginning	$48	$76
Additions charged to cost and expenses	19	46
Utilization/reversal	(15)	(73)
Currency translation effect	1	(1)
Ending	$53	$48

14.   BANK LOANS PAYABLE

 Bank loans payable consisted of the following:
	Dec. 31, 2017 (Unaudited)	June 30, 2017
Note payable denominated in RM for expansion plans in Malaysia, maturing in August 2024, bearing interest at the bank’s prime rate less 1.50% (5.25% and 5.25% at December 31, 2017 and June 30, 2017) per annum, with monthly payments of principal plus interest through August 2024, collateralized by the acquired building with a carrying value of $2,800 and 2,671, as at December 31, 2017 and June 30, 2017, respectively.	1,518	1,735

Note payable denominated in U.S. dollars for expansion plans in Singapore and its subsidiaries, maturing in April 2020, bearing interest at the bank’s lending rate (3.96% and 3.96% for December 31, 2017 and June 30, 2017) with monthly payments of principal plus interest through June 2020. This note payable is secured by plant and equipment with a carrying value of $215 and $224, as at December 31, 2017 and June 30, 2017, respectively.	363	196

Total bank loans payable	$1,881	$1,931

Current portion of bank loans payable	346	271
Currency translation effect on current portion of bank loans	10	(11)
Current portion of bank loans payable	356	260
Long term portion of bank loans payable	1,535	1,660
Currency translation effect on long-term portion of bank loans	82	(108)
Long term portion of bank loans payable	$1,617	$1,552

Future minimum payments (excluding interest) as at December 31, 2017(unaudited) were as follows:

2018	$356
2019	373
2020	298
2021	244
2022	127
Thereafter	575
Total obligations and commitments	$1,973

Future minimum payments (excluding interest) as at June 30, 2017 were as follows:

2018	$260
2019	273
2020	274
2021	225
2022	236
Thereafter	544
Total obligations and commitments	$1,812

15.   COMMITMENTS AND CONTINGENCIES

TTM has capital commitments for the purchase of equipment and other related infrastructure costs amounting to RM 409, or approximately $101, based on the exchange rate as at December 31, 2017 published by the Monetary Authority of Singapore, as compared to the capital commitment as at June 30, 2017 amounting to RM 684, or approximately $159.

Trio-Tech (Tianjin) Co. Ltd. in China has capital commitments for the purchase of equipment and other related infrastructure costs amounting to RMB 5,174, or approximately $796, based on the exchange rate as on December 31, 2017 published by the Monetary Authority of Singapore, as compared to the capital commitment as at June 30, 2017 amounting to RMB 1,260, or approximately $186.

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

All inter-segment revenue was from the manufacturing segment to the testing and distribution segments. Total inter-segment revenue was $587 and $681 for the three and six months ended December 31, 2017, respectively, as compared to $20 and $302, respectively, for the same periods in the last fiscal year.  Corporate assets mainly consisted of cash and prepaid expenses. Corporate expenses mainly consisted of stock option expenses, salaries, insurance, professional expenses and directors' fees. Corporate expenses are allocated to the four segments. The following segment information table includes segment operating income or loss after including the corporate expenses allocated to the segments, which gets eliminated in the consolidation.

The following segment information is unaudited for the period referenced below:

Business Segment Information:

	Six months Ended Dec. 31	Net Revenue	Operating Income / (Loss)	Total Assets	Depr. and Amort.	Capital Expenditures

Manufacturing	2017	$8,738	$293	$8,837	$56	$37
	2016	$6,991	$(322)	$8,114	$99	$78

Testing Services	2017	9,541	853	23,591	913	1,558
	2016	8,227	790	18,325	765	686

Distribution	2017	3,142	220	621	-	-
	2016	2,779	134	651	2	-

Real Estate	2017	76	(19)	3,624	50	-
	2016	78	(6)	3,147	50	-

Fabrication *	2017	-	-	28	-	-
Services	2016	-	-	29	-	-

Corporate &	2017	-	(102)	88	-	-
Unallocated	2016	-	59	430	-	-

Total	2017	$21,497	$1,245	$36,789	$1,019	$1,595
	2016	$18,075	$655	$30,696	$916	$764

The following segment information is unaudited for the period referenced below:

Business Segment Information:

	Three months Ended Dec. 31	Net Revenue	Operating Income / (Loss)	Total Assets	Depr. and Amort.	Capital Expenditures

Manufacturing	2017	$3,973	$107	$8,837	$28	$2
	2016	$3,320	$(229)	$8,114	$49	$67

Testing Services	2017	4,936	517	23,591	466	976
	2016	4,070	388	18,325	377	336

Distribution	2017	1,606	119	621	-	-
	2016	1,675	100	651	1	-

Real Estate	2017	37	(9)	3,624	25	-
	2016	39	(8)	3,147	25	-

Fabrication *	2017	-	-	28	-	-
Services	2016	-	-	29	-	-

Corporate &	2017	-	(36)	88	-	-
Unallocated	2016	-	27	430	-	-

Total	2017	$10,552	$698	$36,789	$519	$1,066
	2016	$9,104	$278	$30,696	$452	$403

 * Fabrication services is a discontinued operation (Note 19).

17. OTHER INCOME, NET

Other income / (expenses) consisted of the following:

	Three Months Ended		Six Months Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income	12	8	20	12
Other rental income	27	25	53	50
Exchange (loss) / gain	(25)	120	(31)	182
Other miscellaneous income	28	50	158	69
Total	$42	$203	$200	$313

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

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017, and permanently reduces the U.S. federal corporate tax rate from 35% to 21%, eliminated corporate Alternative Minimum Tax, modified rules for expensing capital investment, and limits the deduction of interest expense for certain companies. The Act is a fundamental change to the taxation of multinational companies, including a shift from a system of worldwide taxation with some deferral elements to a territorial system, current taxation of certain foreign income, a minimum tax on low-tax foreign earnings, and new measures to curtail base erosion and promote U.S. production.

As the Company has a June 30 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a lower US statutory federal rate. Accounting Standard Codification (“ASC”) 740 requires filers to record the effect of tax law changes in the period enacted. However, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), that permits filers to record provisional amounts during a measurement period ending no later than one year from the date of enactment. We have estimated the net impact on the 2018 effective tax rate and tax expense is not material due to our existing net operating loss carryforwards and other tax credits. We have not made any provisional adjustments as a result of the Tax Act.

The Tax Act includes a one-time mandatory repatriation transition tax on certain net accumulated earnings and profits of our foreign subsidiaries. We are still in the process of analyzing the earnings and profits and tax pools of our foreign subsidiaries to reasonably estimate the effects of the one-time transition tax and, therefore, have not recorded a provisional impact. The tax expense impact of the one-time transition tax to be determined may be partially or fully offset by a release of valuation allowance for the utilization of existing net operating losses and tax credits that may reduce the amount of related taxes payable. We expect the accounting for this aspect of the Tax Act to be complete by the end of fiscal 2018.

The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of ASC Topic 740 Income Tax.

The Company had an income tax expense of $13 and $55 for the three and six months ended December 31, 2017, respectively, as compared to income tax expense of $67 and $150, respectively, for the same periods in the last fiscal year. The decrease in income tax expenses was mainly due to higher incomes generated by the subsidiaries which has carry forward tax losses which was partially offset by increase in deferred tax for timing differences recorded by Singapore and Malaysia operation. The income tax expenses included with-holding tax held by related companies that were not recoverable from the Inland Revenue Board in Singapore.

The Company accrues penalties and interest related to unrecognized tax benefits when necessary as a component of penalties and interest expenses, respectively. The Company had not accrued any penalties or interest expenses relating to unrecognized benefits at December 31, 2017 and June 30, 2017.

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

The discontinued operations in Indonesia did not incur general and administrative expenses for both three and six months ended December 31, 2017 and 2016. The Company anticipates that it may incur additional costs and expenses when the winding up of the business of the subsidiary through which the facilities operated takes place. Management has assessed the costs and expenses to be immaterial, thus no accrual has been made.

Loss from discontinued operations was as follows:
	Three Months Ended		Six Months Ended
	Dec. 31, 2017	Dec. 31, 2016	Dec. 31, 2017	Dec. 31, 2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross margin	-	-	-	-

Operating expenses:
General and administrative	-	1	-	-
Total	-	1	-	-

Other expenses	(2)	(3)	(5)	(3)

Loss from discontinued operations	(2)	(4)	(5)	(3)

Less: Loss attributable to Non-controlling interest	(3)	(2)	(1)	(3)

Loss from discontinued operations	$(5)	$(6)	$(6)	$(6)

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

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted EPS for the years presented herein:

	Three Months Ended		Six Months Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Income attributable to Trio-Tech International common shareholders from continuing operations, net of tax	$678	$316	$1,254	$619
(Loss) / income attributable to Trio-Tech International common shareholders from discontinued operations, net of tax	(5)	(6)	(6)	(6)
Net Income Attributable to Trio-Tech International Common Shareholders	$673	$310	$1,248	$613

Weighted average number of common shares outstanding - basic	3,548	3,513	3,548	3,513

Dilutive effect of stock options	245	56	222	39
Number of shares used to compute earnings per share - diluted	3,793	3,569	3,770	3,552

Basic earnings per share from continuing operations attributable to Trio-Tech International	$0.19	0.09	0.35	0.18
Basic earnings per share from discontinued operations attributable to Trio-Tech International	-	-	-	-
Basic earnings per share from net income attributable to Trio-Tech International	$0.19	$0.09	$0.35	$0.18

Diluted earnings per share from continuing operations attributable to Trio-Tech International	$0.18	0.09	0.34	0.17
Diluted earnings per share from discontinued operations attributable to Trio-Tech International	-	-	-	-
Diluted earnings per share from net income attributable to Trio-Tech International	$0.18	$0.09	$0.34	$0.17

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

On September 14, 2017, the Company’s Board of Directors unanimously adopted the 2017 Employee Stock Option Plan (the “2017 Employee Plan”) and the 2017 Directors Equity Incentive Plan (the “2017 Directors Plan”) each of which was approved by the shareholders on December 4, 2017. At present, the 2017 Employee Plan provides for awards of up to 300,000 shares of the Company’s Common Stock to its employees, consultants and advisors. At present, the 2017 Directors Plan provides for awards of up to 300,000 shares of the Company’s Common Stock to the members of the Company’s Board of Directors in the form of non-qualified options and restricted stock. These two plans are administered by the Board, which also establishes the terms of the awards.

Assumptions

The fair value for the options granted were estimated using the Black-Scholes option pricing model with the following weighted average assumptions, assuming no expected dividends:
	Six Months Ended December 31,
	2017	2016

Expected volatility	60.41% to 104.94%	62.05% to 104.94%
Risk-free interest rate	0.30% to 0.78%	0.30% to 0.78%
Expected life (years)	2.50	2.50

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

2017 Employee Stock Option Plan

The Company’s 2017 Employee Plan permits the grant of stock options to its employees covering up to an aggregate of 300,000 shares of Common Stock. Under the 2017 Employee Plan, all options must be granted with an exercise price of not less than fair value as of the grant date and the options granted must be exercisable within a maximum of ten years after the date of grant, or such lesser period of time as is set forth in the stock option agreements. The options may be exercisable (a) immediately as of the effective date of the stock option agreement granting the option, or (b) in accordance with a schedule related to the date of the grant of the option, the date of first employment, or such other date as may be set by the Compensation Committee. Generally, options granted under the 2017 Employee Plan are exercisable within five years after the date of grant, and vest over the period as follows: 25% vesting on the grant date and the remaining balance vesting in equal installments on the next three succeeding anniversaries of the grant date. The share-based compensation will be recognized in terms of the grade method on a straight-line basis for each separately vesting portion of the award. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the 2017 Employee Plan). Company did not grant any options pursuant to the 2017 Employee plan during the six months ended December 31, 2017.

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

The Company did not grant any options pursuant to the 2007 Employee Plan during the six months ended December 31, 2017. There were no options exercised during the six months ended December 31, 2017. The Company recognized stock-based compensation expenses of $3 in the six months ended December 31, 2017 under the 2007 Employee Plan. The balance unamortized stock-based compensation of $3 based on fair value on the grant date related to options granted under the 2007 Employee Plan is to be recognized over a period of three years. The weighted-average remaining contractual term for non-vested options was 3.77 years.

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

As of December 31, 2017, there were vested employee stock options covering a total of 79,375 shares of Common Stock. The weighted-average exercise price was $3.36 and the weighted average contractual term was 1.86 years.

As of December 31, 2016, there were vested employee stock options covering a total of 60,000 shares of Common Stock. The weighted-average exercise price was $3.26 and the weighted average contractual term was 2.26 years.

A summary of option activities under the 2007 Employee Plan during the six-month period ended December 31, 2017 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2017	127,500	$3.52	3.10	$187
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2017	127,500	$3.52	2.60	$445
Exercisable at December 31, 2017	79,375	$3.36	1.86	$290

A summary of option activities under the 2007 Employee Plan during the six-month period ended December 31, 2016 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2016	90,000	$3.26	3.42	$30
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2016	90,000	$3.26	2.91	$10
Exercisable at December 31, 2016	60,000	$3.26	2.26	$8

A summary of the status of the Company’s non-vested employee stock options during the six months ended December 31, 2017 is presented below:

	Options	Weighted Average Grant-Date Fair Value

Non-vested at July 1, 2017	48,125	$3.77
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested at December 31, 2017	48,125	$3.77

A summary of the status of the Company’s non-vested employee stock options during the six months ended December 31, 2016 is presented below:

	Options	Weighted Average Grant-Date Fair Value

Non-vested at July 1, 2016	38,750	$3.22
Granted	-	-
Vested	(8,750)	(3.10)
Forfeited	-	-
Non-vested at December 31, 2016	30,000	$3.26

2017 Directors Equity Incentive Plan

The 2017 Directors Plan permits the grant of options covering up to an aggregate of 300,000 shares of Common Stock to its directors in the form of non-qualified options and restricted stock. The exercise price of the non-qualified options is 100% of the fair value of the underlying shares on the grant date. The options have five-year contractual terms and are generally exercisable immediately as of the grant date. Company did not grant any options pursuant to the 2017 Employee plan during the six months ended December 31, 2017.

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

During the first two quarters of fiscal year 2018, the Company did not grant any options pursuant to the 2007 Directors Plan. There were 15,000 worth of stock options exercised during the six-month period ended December 31, 2017. The Company did not recognize any stock-based compensation expenses during the six months ended December 31, 2017.

During the first two quarters of fiscal year 2017, the Company did not grant any options pursuant to the 2007 Directors Plan. There were no stock options exercised during the six-month period ended December 31, 2016. The Company did not recognize any stock-based compensation expenses during the six months ended December 31, 2016.

A summary of option activities under the 2007 Directors Plan during the six months ended December 31, 2017 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2017	415,000	$3.36	2.93	$673
Granted	-	-	-	-
Exercised	(15,000)	2.76	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2017	400,000	$3.38	2.49	$1,452
Exercisable at December 31, 2017	400,000	$3.38	2.49	$1,452

A summary of option activities under the 2007 Directors Plan during the six months ended December 31, 2016 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2016	415,000	$3.14	3.29	$198
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	(50,000)	2.30	-	-
Outstanding at December 31, 2016	365,000	$3.25	3.18	$68
Exercisable at December 31, 2016	365,000	$3.25	3.18	$68

 22.  FAIR VALUE OF FINANCIAL INSTRUMENTS APPROXIMATE CARRYING VALUE

In accordance with the ASC Topic 825, the following presents assets and liabilities measured and carried at fair value and classified by level of the following fair value measurement hierarchy in accordance to ASC 820:

There were no transfers between Levels 1 and 2 during the three and six months ended December 31, 2017 and 2016.

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

TTI generated approximately 99.7% of its revenue from its three core business segments in the test and measurement industry, i.e. manufacturing of test equipment, testing services and distribution of test equipment during the three months ended December 31, 2017. To reduce our risks associated with sole industry focus and customer concentration, the Company expanded its business into the real estate investment and oil and gas equipment fabrication businesses in 2007 and 2009, respectively. The Company’s Indonesia operation and the Indonesia operation’s immediate holding company, which comprised the fabrication services segment, suffered continued operating losses since it commenced its operations, and the cash flow was minimal in the past years. The Company established a restructuring plan to close the fabrication services operation, and in accordance with ASC Topic 205, Presentation of Financial Statement Discontinued Operations (“ASC Topic 205”), the Company presented the operation results from fabrication services as a discontinued operation. The Real Estate segment contributed only 0.3% to the total revenue and has been insignificant since the property market in China has slowed down due to control measures in China.

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

Second Quarter Fiscal 2018 Highlights

●
Total revenue increased by $1,448, or 15.9%, to $10,552 for the second quarter of fiscal 2018, as compared to $9,104 for the same period in fiscal 2017.
●
Manufacturing segment revenue increased by $653, or 19.7%, to $3,973 for the second quarter of fiscal 2018, as compared to $3,320 for the same period in fiscal 2017.
●
Testing segment revenue increased by $866, or 21.3%, to $4,936 for the second quarter of fiscal 2018, as compared to $4,070 for the same period in fiscal 2017.
●
Distribution segment revenue decreased by $69, or 4.1%, to $1,606 for the second quarter of fiscal 2018, as compared to $1,675 for the same period in fiscal 2017.
●
Real estate segment revenue decreased by $2, or 5.1%, to $37 for the second quarter of fiscal 2018, as compared to $39 for the same period in fiscal 2017.
●
Gross profit margin in absolute dollars increased by $501, or 21.8%, to $2,795 for the second quarter of fiscal 2018, as compared to $2,294 for the same period in fiscal 2017.
●
The overall gross profit margin increased by 1.3% to 26.5% for the second quarter of fiscal 2018, from 25.2% for the same period in fiscal 2017.
●
Income from operations for the second quarter of fiscal 2018 was $698, an increase of $420 or 151.1%, as compared to $278 for the same period in fiscal 2017.
●
General and administrative expenses decreased by $49, or 2.8%, to $1,727 for the second quarter of fiscal year 2018, from $1,776 for the same period in fiscal year 2017.
●
Selling expenses increased by $72, or 40.0%, to $252 for the second quarter of fiscal year 2018, from $180 for the same period in fiscal year 2017.
●
Other income decreased by $161 to $42 in the second quarter of fiscal year 2018 compared to $203 in the same period in fiscal year 2017.
●
Tax expense for the second quarter of fiscal year 2018 was $13, a decrease of $54, as compared to $67 in the same period in fiscal year 2017.
●
During the second quarter of fiscal year 2018, income from continuing operations before non-controlling interest, net of tax was $675, an increase of $309, as compared to $366 for the same period in fiscal year 2017.
●
Net income attributable to non-controlling interest for the second quarter of fiscal year 2018 was nil, as compared to $52 in the same period in fiscal year 2017.
●
Working capital increased by $1,183, or 15.8%, to $8,671 as of December 31, 2017, compared to $7,488 as of June 30, 2017.
●
Earnings per share for the three months ended December 31, 2017 was $0.19, an increase of $0.10, as compared to $0.09 for the same period in fiscal year 2017.
●
Total assets increased by $3,291 or 9.8% to $36,789 as of December 31, 2017, compared to $33,498 as of June 30, 2017.
●
Total liabilities increased by $1,082 or 9.0% to $13,053 as of December 31, 2017, compared to $11,971 as of June 30, 2017.

Results of Operations and Business Outlook

The following table sets forth our revenue components for the three and six months ended December 31, 2017 and 2016, respectively.

	Three Months Ended		Six Months Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2017	2016	2017	2016

Manufacturing	37.7%	36.5%	40.6%	38.7%
Testing Services	46.8	44.7	44.4	45.5
Distribution	15.2	18.4	14.6	15.4
Real Estate	0.3	0.4	0.4	0.4
Total	100.0%	100.0%	100.0%	100.0%

Revenue for the three months and six months ended December 31, 2017 was $10,552 and $21,497, respectively, an increase of $1,448 and $3,422, respectively, when compared to the revenue for the same periods of the prior fiscal year. As a percentage, revenue increased by 15.9% and 18.9% for the three and six months ended December 31, 2017, respectively, when compared to total revenue for the same periods of the prior year.

For the three months ended December 31, 2017, the $1,448 increase in overall revenue was primarily due to

●
an increase in the manufacturing segment in the U.S. and Singapore operations; and
●
an increase in the testing segment in the Singapore, Malaysia and Tianjin, China operations.

These increases were partially offset by the

●
decrease in the manufacturing segment in the Suzhou, China operations;
●
decrease in the testing segment in the Suzhou, China and Bangkok, Thailand operations;
●
decrease in the distribution segment in the Singapore and Suzhou, China operations; and
●
decrease in the real estate segment in China.

For the six months ended December 31, 2017, the $3,422 increase in overall revenue was primarily due to

●
an increase in the manufacturing segment in the U.S., Singapore and Suzhou, China operations;
●
an increase in the testing segment in the Singapore, Malaysia and Tianjin, China operations;
●
an increase in the distribution segment in the Singapore operations.

These increases were partially offset by the

●
decrease in the testing segment in the Bangkok, Thailand operations;
●
decrease in the distribution segment in the Suzhou, China operations; and
●
decrease in the testing segment in China.

Revenue into and within China, the Southeast Asia regions and other countries (except revenue into and within the U.S.) increased by $1,294 (or 14.5%) to $10,200, and by $3,287 (or 18.9%) to $20,619 for the three months and six months ended December 31, 2017, respectively, as compared with $8,906 and $17,332, respectively, for the same periods of last fiscal year.

Revenue into and within the U.S. was $352 and $878 for the three months and six months ended December 31, 2017, respectively, an increase of $154 and $135, respectively, from $198 and $743 for the same periods of last fiscal year, respectively.

Revenue for the three and six months ended December 31, 2017 is discussed within the four segments as follows:

Manufacturing Segment

Revenue in the manufacturing segment as a percentage of total revenue was 37.7% and 40.6% for the three and six months ended December 31, 2017, respectively, an increase of 1.2% and 1.9% of total revenue, respectively, when compared to the same periods of the last fiscal year.  The absolute amount of revenue increased by $653 to $3,973 from $3,320 and increased by $1,747 to $8,738 from $6,991 for the three and six months ended December 31, 2017, respectively, compared to the same periods of the last fiscal year.

The revenue in the manufacturing segment from a major customer accounted for 47.5% and 55.7% of our total revenue in the manufacturing segment for the three months ended December 31, 2017 and 2016, respectively, and 42.3% and 57.0% of our total revenue in the manufacturing segment for the six months ended December 31, 2017 and 2016, respectively.

The future revenue in our manufacturing segment will be significantly affected by the purchase and capital expenditure plans of this major customer, if the customer base cannot be increased.

Testing Services Segment

Revenue in the testing segment as a percentage of total revenue was 46.8% and 44.4% for the three and six months ended December 31, 2017, an increase of 2.1% and a decrease of 1.1%, respectively, of total revenue when compared to the same periods of the last fiscal year.  The absolute amount of revenue increased by $866 to $4,936 from $4,070 and by $1,314 to $9,541 from $8,227 for the three and six months ended December 31, 2017, respectively, compared to the same periods of the last fiscal year.

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

Distribution Segment

Revenue in the distribution segment as a percentage of total revenue was 15.2% and 14.6% for the three and six months ended December 31, 2017, a decrease of 3.2% and 0.8%, respectively, when compared to the same periods of the prior fiscal year.  The absolute amount of revenue decreased by $69 to $1,606 from $1,675, and increased by $363 to $3,142 from $2,779 for the three and six months ended December 31, 2017, respectively, compared to the same periods of the last fiscal year.

Demand in the distribution segment varies depending on the demand for our customers’ products and the changes taking place in the market and our customers’ forecasts.  Hence it is difficult to accurately forecast fluctuations in the market.

Real Estate Segment

The real estate segment accounted for 0.3% and 0.4% of total net revenue for the three and six months ended December 31, 2017. The absolute amount of revenue in the real estate segment decreased by $2 to $37 from $39 and by $2 to $76 from $78 for the three and six months ended December 31, 2017, respectively, compared to the same periods of the last fiscal year. The decrease was primarily due to a decrease in rental income in the real estate segment for the three and six months ended December 31, 2017.

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

Trio-Tech Chongqing Co., Ltd. (“TTCQ”) invested RMB 5,554 in rental properties in Maoye during fiscal year 2008, RMB 3,600 in rental properties in JiangHuai during fiscal year 2010 and RMB 4,025 in rental properties in FuLi during fiscal year 2010. The total investment in properties in China was RMB 13,179, or approximately $2,027 and $1,944 as at December 31, 2017 and June 30, 2017, respectively. The carrying value of these investment properties in China was RMB 7,913 and RMB 8,242, or approximately $1,217 and $1,216 as at December 31, 2017 and June 30, 2017, respectively. For the three and six months ended December 31, 2017, these properties generated a total rental income of $37 and $76, respectively, as compared to $39 and $78, respectively, for the same periods of the last fiscal year. TTCQ’s investment in properties that generated rental income is discussed further in this Form 10-Q.

TTCQ has yet to receive the title deed for properties purchased from JiangHuai. TTCQ is in the legal process of obtaining the title deed, which is dependent on JiangHuai completing the entire project. JiangHuai property did not generate any income during the three and six months ended December 31, 2017, and 2016.

“Investments” in the real estate segment were the cost of an investment in a joint venture in which we had a 10% interest. During the second quarter of fiscal year 2014, TTCQ disposed of its 10% interest in the joint venture. The joint venture had to raise funds for the development of the project. As a joint-venture partner, TTCQ was required to stand guarantee for the funds to be borrowed; considering the amount of borrowing, the risk involved was higher than the investment made and hence TTCQ decided to dispose of the 10% interest in the joint venture investment. On October 2, 2013, TTCQ entered into a share transfer agreement with Zhu Shu. Based on the agreement, the purchase price was to be paid by (1) RMB 10,000 worth of commercial property in Chongqing China, or approximately $1,634 based on exchange rates published by the Monetary Authority of Singapore as of October 2, 2013, by non-monetary consideration and (2) the remaining RMB 8,000, or approximately $1,307 based on exchange rates published by the Monetary Authority of Singapore as of October 2, 2013, by cash consideration. The consideration consisted of (1) commercial units measuring 668 square meters to be delivered in June 2016 and (2) sixteen quarterly equal installments of RMB500 per quarter commencing from January 2014. Based on ASC Topic 845 Non-monetary Consideration, the Company deferred the recognition of the gain on disposal of the 10% interest in joint venture investment until such time that the consideration is paid, so that the gain can be ascertained. The recorded value of the disposed investment amounting to $783, based on exchange rates published by the Monetary Authority of Singapore as of June 30, 2014, is classified as “other assets” under non-current assets, because it is considered a down payment for the purchase of the commercial property in Chongqing. TTCQ performed a valuation on a certain commercial unit and its market value was higher than the carrying amount. The first three installment amounts of RMB 500 each due in January 2014, April 2014 and July 2014 were all outstanding until the date of disposal of the investment in the joint venture. Out of the outstanding RMB 8,000, TTCQ received RMB 100 during May 2014.

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

The shop lots are to be delivered to TTCQ upon completion of the construction of the shop lots in the Singapore Themed Resort Project. The initial targeted date of completion was December 31, 2016. Based on subsequent discussions with the developer and the overall China market outlook, the completion date is currently estimated to be December 31, 2019.

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

We are in the process of implementing an Enterprise Resource Planning (“ERP”) system, as part of a multi-year plan to integrate and upgrade our systems and processes. The implementation of this ERP system is scheduled to occur in phases over the next few years, and began with the migration of certain of our operational and financial systems in our Singapore operations to the new ERP system during the second quarter of fiscal 2017. This implementation effort continues in fiscal 2018, when the operational and financial systems in Singapore will be substantially transitioned to the new system. Implementation of a new ERP system involves risks and uncertainties. Any disruptions, delays or deficiencies in the design or implementation of the new system could result in increased costs and adversely affect our ability to timely report our financial results, which could negatively impact our business and results of operations.

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

Comparison of the Three Months Ended December 31, 2017 and December 31, 2016

The following table sets forth certain consolidated statements of income data as a percentage of revenue for the three months ended December 31, 2017 and 2016, respectively:

	Three Months Ended
	Dec. 31, 2017	Dec. 31, 2016

Revenue	100.0%	100.0%
Cost of sales	73.5	74.8
Gross Margin	26.5%	25.2%
Operating expenses
General and administrative	16.4%	19.5%
Selling	2.4	2.0
Research and development	1.1	0.6
Loss on disposal of property, plant and equipment	-	0.1
Total operating expenses	19.9%	22.2%
Income from Operations	6.6%	3.0%

Overall Gross Margin

Overall gross margin as a percentage of revenue increased by 1.3% to 26.5% for the three months ended December 31, 2017, from 25.2% in the same period of the last fiscal year. In terms of absolute dollar amounts, gross profits increased by $501 to $2,795 for the three months ended December 31, 2017, from $2,294 as compared to the same period of the last fiscal year. There was an increase in gross profit margin, in absolute dollars, across all segments except for real estate.

Gross profit margin as a percentage of revenue in the manufacturing segment increased by 1.8% to 22.8% for the three months ended December 31, 2017, from 21.0% in the same period of the last fiscal year. The increase in gross margin was due to the change in product mix in the U.S. and Singapore operations, where there was an increase in sales of products that had higher profit margins and a decrease in sales of products that had lower profit margins as compared to the same period of last fiscal year. As a result, the increase in cost was lower than the increase in manufacturing revenue for the three months ended December 31, 2017, as compared to the same period last fiscal year. In absolute dollar amounts, gross profits in the manufacturing segment increased by $207 to $905 for the three months ended December 31, 2017 from $698 for the same period of last fiscal year.

Gross profit margin as a percentage of revenue in the testing segment decreased by 0.6% to 34.1% for the three months ended December 31, 2017, from 34.7% in the same period of the last fiscal year.  The decrease in profit margin as a percentage of revenue was mainly due to a decrease in high margin testing revenue the Bangkok, Thailand operations. Furthermore, there was an increase in compliance costs in the Malaysia operations which increased in the cost of sales. This decrease in gross margin as a percentage of revenue was partially offset by the increase in the Singapore and Tianjin, China operations where significant portions of our cost of goods sold are fixed and as the demand of services and factory utilization increase, the fixed costs are spread over the increased output, which increases the gross profit margin. In absolute dollar amounts, gross profit in the testing segment increased by $273 to $1,685 for the three months ended December 31, 2017 from $1,412 for the same period of the last fiscal year.

Gross profit margin of the distribution segment is not only affected by the market price of our products, but also by our product mix, which changes frequently as a result of changes in market demand. Gross profit margin as a percentage of revenue in the distribution segment increased by 1.9% to 12.3% for the three months ended December 31, 2017, from 10.4% in the same period of the last fiscal year. The increase in gross margin as a percentage of revenue was due to the change in product mix in the distribution segment of the Singapore and Suzhou, China operations resulting in an increase in sales of products that had higher profit margin and a decline in sales of products that had lower profit margin, as compared to the same period of last fiscal year. In terms of absolute dollar amounts, gross profit in the distribution segment for the three months ended December 31, 2017 was $197, an increase of $23 as compared to $174 in the same period of last fiscal year.

Gross profit margin as a percentage of revenue in the real estate segment was 21.6% for the three months ended December 31, 2017, as compared to 25.6% in the same period of the last fiscal year. In absolute dollar amounts, gross profit in the real estate segment for the three months ended December 31, 2017 was $8, a decrease of $2 from $10 in the same period of last fiscal year.  The decrease was primarily due to a decrease in rental income from the MaoYe investment property, as compared to the same period in the last fiscal year.

Operating Expenses

Operating expenses for the three months ended December 31, 2017 and 2016 were as follows:

	Three Months Ended
	Dec. 31, 2017	Dec. 31, 2016
(Unaudited)
General and administrative	$1,727	$1,776
Selling	252	180
Research and development	118	52
Loss on disposal of property, plant and equipment	-	8
Total	$2,097	$2,016

General and administrative expenses decreased by $49, or 2.8%, from $1,776 to $1,727 for the three months ended December 31, 2017 compared to the same period of last fiscal year. The decrease in the general and administrative expenses was mainly attributable to the decrease in the Singapore, Malaysia and Suzhou, China operations, which was partially offset by the increase in the Tianjin, China operations.

The decrease in general and administrative expenses was primarily due to the decrease in payroll related expenses in the Singapore and Suzhou, China operations and decrease in bonus expenses in the Malaysia operations. This decrease was partially offset by an increase in the Tianjin, China operations as a result of wage increment in the three months ended December 31, 2016 as compared to the same period of last fiscal year.

Selling expenses increased by $72, or 40.0%, for the three months ended December 31, 2017, from $180 to $252, as compared to the same period of the last fiscal year. The increase was mainly due to an increase in commission expenses in the U.S and Singapore operations as the commissionable revenue increased, and an increase in travel expenses in the Singapore, Malaysia and Tianjin, China in the three months ended December 31, 2017 as compared to the same period of last fiscal year.

Research and development expenses increased by $66, for the three months ended December 31, 2017, from $52 to $118, as compared to the same period of the last fiscal year. The increase was mainly due to a change in cost allocation in the three months ended December 31, 2017 as compared to the same period of last fiscal year.

Income from Operations

Income from operations was $698 for the three months ended December 31, 2017, as compared to $278 for the same period of last fiscal year. The increase was mainly due to the increase in gross profit margin being greater than the increase in operating expenses, as discussed earlier.

Interest Expense

Interest expense for the second quarter of fiscal years 2018 and 2017 were as follows:
	Three Months Ended
	Dec. 31, 2017	Dec. 31, 2016
(Unaudited)
Interest expense	$52	$48

Interest expense increased by $4 to $52 from $48 for the three months ended December 31, 2017. We are trying to keep our debt at a minimum in order to save financing costs. As of December 31, 2017, the Company had unused lines of credit of $4,146.

Other Income

Other income for the three months ended December 31, 2017 and 2016 were as follows:
	Three Months Ended
	Dec. 31, 2017	Dec. 31, 2016
(Unaudited)
Interest income	$12	$8
Other rental income	27	25
Exchange (loss)/ gain	(24)	120
Other miscellaneous income	27	50
Total	$42	$203

Other income for the three months ended December 31, 2017 was $42, a decrease of $161 as compared to $203 for the same period last fiscal year. This decrease was mainly attributable to foreign currency exchange difference between functional currency and U.S. dollars contributing to an exchange loss of $24 for the three months ended December 31, 2017 as compared to an exchange gain of $120 for the same period in last fiscal year.

Income Tax Expenses

Income tax expenses for the three months ended December 31, 2017 were $13, a decrease of $54 as compared to $67 for the same period last fiscal year. The decrease in income tax expenses was mainly due to an increase in withholding tax payment by the Singapore operation and a decrease in deferred tax for timing differences recorded by the Malaysia operation.

Non-controlling Interest

As of December 31, 2017, we held a 55% interest in Trio-Tech (Malaysia) Sdn. Bhd., Trio-Tech (Kuala Lumpur) Sdn. Bhd., SHI International Pte. Ltd. and PTSHI Indonesia, and a 76% interest in Prestal Enterprise Sdn. Bhd. The non-controlling interest for the three months ended December 31, 2017, in the net income of subsidiaries was nil, compared to $52 for the same period of the previous fiscal year. The decrease in the non-controlling interest in the net income of subsidiaries was attributable to the decrease in net income generated by the Malaysia testing operation due to a decrease in other income and increase in corporate overhead allocation as compared to the same period in the last fiscal year.

Loss from Discontinued Operations

Loss from discontinued operations was $2 for the three months ended December 31, 2017, as compared to a loss of $4 for the same period of the last fiscal year.

Net Income

Net income was $673 for the three months ended December 31, 2017, an increase of $363 as compared to net income of $310 for the three months ended December 31, 2016. The increase in net income was mainly due to the increase operating income, as discussed earlier.

Earnings per Share

Basic earnings per share from continuing operations was $0.19 for the three months ended December 31, 2017 as compared to $0.09 for the same period in the last fiscal year. Basic earnings per share from discontinued operations were nil for both the three months ended December 31, 2017 and 2016.

Diluted earnings per share from continuing operations was $0.18 for the three months ended December 31, 2017 as compared to $0.09 for the same period in the last fiscal year. Diluted earnings per share from discontinued operations were nil for both the three months ended December 31, 2017 and 2016.

Segment Information

The revenue, gross margin and income from each segment for the second quarter of fiscal years 2018 and 2017, respectively, are presented below. As the revenue and gross margin for each segment have been discussed in the previous section, only the comparison of income from operations is discussed below.

Manufacturing Segment

The revenue, gross margin and income / (loss) from operations for the manufacturing segment for the three months ended December 31, 2017 and 2016 were as follows:

	Three Months Ended
	Dec. 31, 2017	Dec. 31, 2016
(Unaudited)
Revenue	$3,973	$3,320
Gross margin	22.8%	21.0%
Income / (loss) from operations	$107	$(229)

Income from operations in the manufacturing segment was $107 for the three months ended December 31, 2017, an improvement of $336, as compared to a loss of $229 in the same period of the last fiscal year. The improvement was primarily due to an increase of $207 in the gross margin, as discussed earlier, and a decrease of $129 in operating expenses. Operating expenses for the manufacturing segment were $798 and $927 for the three months ended December 31, 2017 and 2016, respectively.  The decrease in operating expenses was mainly due to a decrease in general and administrative expenses of $349, which was partially offset by an increase in selling expenses of $50, increase in corporate overhead by $141, as compared to the same period of last fiscal year. The decrease in general and administrative expenses was primarily due to a revision in the method of allocation of payroll related expenses between segments in the Singapore operations, fixed assets being fully depreciated and absence of provision for doubtful debt expenses in the Singapore operations. The increase in selling expenses was due to an increase in commission expenses in the U.S. and Singapore operations as the commissionable revenue increased as compared to the same period last fiscal year. The increase in corporate overhead expenses was due to a change in the corporate overhead allocation as compared to the same period last fiscal year. Corporate charges are allocated on a pre-determined fixed charge basis.

Testing Segment

The revenue, gross margin and income from operations for the testing segment for the three months ended December 31, 2017 and 2016 were as follows:

	Three Months Ended
	Dec. 31, 2017	Dec. 31, 2016
(Unaudited)
Revenue	$4,936	$4,070
Gross margin	34.1%	34.7%
Income from operations	$517	$388

Income from operations in the testing segment for the three months ended December 31, 2017 was $517, an increase of $129 compared to $388 in the same period of last fiscal year. The increase in operating income was mainly attributable to an increase of $273 in gross margin, as discussed earlier, which was partially offset by an increase of $144 in operating expenses. Operating expenses were $1,168 and $1,024 for the three months ended December 31, 2017 and 2016, respectively. The increase in operating expenses was mainly attributable to an increase in general and administrative expenses by $222, which was partially offset by a decrease in corporate overhead expenses by $127. The increase in general and administrative expenses was due to a revision in the method of allocation of payroll related expenses between segments in the Singapore operations and payroll related expenses in the Tianjin, China operations. The decrease in corporate overhead expenses was due to a change in the corporate overhead allocation as compared to the same period last fiscal year. Corporate charges are allocated on a pre-determined fixed charge basis.

Distribution Segment

The revenue, gross margin and income from operations for the distribution segment for the three months ended December 31, 2017 and 2016 were as follows:

	Three Months Ended
	Dec. 31, 2017	Dec. 31, 2016
(Unaudited)
Revenue	$1,606	$1,675
Gross margin	12.3%	10.4%
Income from operations	$119	$100

Income from operations in the distribution segment increased by $19 to $119 for the three months ended December 31, 2017, as compared to $100 in the same period of last fiscal year. The increase in operating income was primarily due to an increase in gross margin as discussed earlier, which was partially offset by an increase in operating expenses of $4. Operating expenses were $78 and $74 for the three months ended December 31, 2017 and 2016, respectively.

Real Estate Segment

The revenue, gross margin and loss from operations for the real estate segment for the three months ended December 31, 2017 and 2016 were as follows:

	Three Months Ended
	Dec. 31, 2017	Dec. 31, 2016
(Unaudited)
Revenue	$37	$39
Gross margin	21.6%	25.6%
Loss from operations	$(9)	$(8)

Loss from operations in the real estate segment for the three months ended December 31, 2017 was $9, an increase of $1, as compared to $38 for the same period of the last fiscal year.  The decrease in operating loss was mainly due to a decrease in gross margin as discussed earlier, which was partially offset by a decrease in operating expenses of $1. Operating expenses were $17 and $18 for the three months ended December 31, 2017 and 2016, respectively.

Corporate

The (loss) / income from operations for corporate for the three months ended December 31, 2017 and 2016 were as follows:

	Three Months Ended
	Dec. 31, 2017	Dec. 31, 2016
(Unaudited)
(Loss) / income from operations	$(36)	$27

Corporate operating income changed by $63 to a loss of $36 for the three months ended December 31, 2017 from an income of $27 in the same period of the last fiscal year.  The change from an operating income to an operating loss was mainly attributable to an increase in general and administrative expenses by $74 due to an increase in payroll related expenses and professional fees during the three months ended December 31, 2017, as compared to the same period last fiscal year.

Comparison of the Six Months Ended December 31, 2017 and December 31, 2016

The following table sets forth certain consolidated statements of income data as a percentage of revenue for the six months ended December 31, 2017 and 2016, respectively:

	Six Months Ended
	Dec. 31, 2017	Dec. 31, 2016

Revenue	100.0%	100.0%
Cost of sales	74.2	74.3
Gross Margin	25.8%	25.7%
Operating expenses:
General and administrative	16.6%	19.6%
Selling	2.0	2.0
Research and development	1.4	0.6
Total operating expenses	20.0%	22.2%
Income from Operations	5.8%	3.5%

Overall Gross Margin

Overall gross margin as a percentage of revenue increased by 0.1% to 25.8% for the six months ended December 31, 2017, from 25.7% in the same period of last fiscal year, primarily due to an increase in the gross profit margin in the manufacturing and distribution segments, which was partially offset by a decrease in the gross profit margin in the testing and real estate segments. In terms of absolute dollar amounts, gross profits increased by $903 to $5,555 for the six months ended December 31, 2017, from $4,652 for the same period of the last fiscal year.

Gross profit margin as a percentage of revenue in the manufacturing segment increased by 0.6% to 23.1% for the six months ended December 31, 2017, from 22.5% in the same period of the last fiscal year. In absolute dollar amounts, gross profit increased by $447 to $2,021 for the six months ended December 31, 2017 as compared to $1,574 for the same period in last fiscal year. The increase in absolute dollar amount of gross margin was primarily due to the change in product mix in the Singapore and Suzhou, China operations, where there was an increase in sales of products that had higher profit margins and a decrease in sales of products that had lower profit margins as compared to the same period of last fiscal year. In our U.S. operations, a delay in orders from a customer while also contributed to a decrease in the gross margin. As a result, the increase in manufacturing revenue was higher than the increase in cost for the six months ended December 31, 2017, as compared to the same period last fiscal year.

Gross profit margin as a percentage of revenue in the testing segment decreased by 0.5% to 33.0% for the six months ended December 31, 2017 from 33.5% in the same period of the last fiscal year. The decrease in profit margin as a percentage of revenue was mainly due to a decrease in high margin testing revenue the Bangkok, Thailand operations. Furthermore, there was an increase in compliance costs in the Malaysia operations which increased in the cost of sales. This decrease in gross margin as a percentage of revenue was partially offset by the increase in the Singapore, Suzhou, China and Tianjin, China operations where significant portions of our cost of goods sold are fixed and as the demand of services and factory utilization increase, the fixed costs are spread over the increased output, which increases the gross profit margin. In terms of absolute dollar amounts, gross profit in the testing segment increased by $396 to $3,151 for the six months ended December 31, 2017, from $2,755 for the same period of the last fiscal year.

Gross profit margin as a percentage of revenue in the distribution segment increased by 1.3% to 11.6% for the six months ended December 31, 2017, from 10.3% in the same period of the last fiscal year. In terms of absolute dollar amounts, gross profit in the distribution segment for the six months ended December 31, 2017 was $365, an increase of $78 as compared to $287 in the same period of the last fiscal year. The increase in gross margin was due to the change in product mix, as this segment had fewer sales of products with a lower profit margin as compared to the same period of last fiscal year. The gross profit margin of the distribution segment was not only affected by the market price of our products, but also our product mix, which changes frequently as a result of changes in market demand.

Gross profit margin as a percentage of revenue in the real estate segment decreased by 22.5% to 23.7% for the six months ended December 31, 2017, from 46.2% in the same period of the last fiscal year. In terms of absolute dollar amounts, gross profit decreased by $18 to $18 for the six months ended December 31, 2017 as compared to $36 for the same period in last fiscal year. The decrease was due to the a reversal of overprovision for taxes in the six months ended December 31, 2016 while there was none in the same period this fiscal year. an increase in rental income from both investment properties, MaoYe and FuLi, due to an increase in space rented during the period, and a decrease in cost of sales, due to a reversal of overprovision for taxes, as compared to the same period in the last fiscal year. In addition, there was decrease in rental income from the MaoYe investment property in the six months ended December 31, 2017, as compared to the same period in the last fiscal year.

Operating Expenses

Operating expenses for the six months ended December 31, 2017 and 2016 were as follows:
	Six Months Ended
	Dec. 31, 2017	Dec. 31, 2016
(Unaudited)
General and administrative	$3,566	$3,519
Selling	431	365
Research and development	302	105
Loss on disposal of property, plant and equipment	11	8
Total	$4,310	$3,997

General and administrative expenses increased by $47, or 1.3%, from $3,519 to $3,566 for the six months ended December 31, 2017 compared to the same period of the last fiscal year. There was an increase in general and administrative expenses in the U.S. and Tianjin, China operations, which was partially offset by the decrease in general and administrative expenses in all other operations.

The increase in general and administrative expenses was primarily due to the increase in payroll related and bonus expenses in the U.S. and Tianjin, China operations. This increase was partially offset mainly by a decrease in payroll related expenses in the Singapore operations for the six months ended December 31, 2017, as compared to the same period of last fiscal year.

Selling expenses increased by $66, or 18.1%, for the six months ended December 31, 2017, from $365 to $431 compared to the same period of the last fiscal year, The increase was mainly due to an increase in commission expenses in the U.S and Singapore operations as the commissionable revenue increased, and an increase in travel expenses in the Singapore, Malaysia and Tianjin, China in the six months ended December 31, 2017, as compared to the same period of last fiscal year.

Research and development expenses increased by $197, for the six months ended December 31, 2017, from $105 to $302, as compared to the same period of the last fiscal year. The increase was mainly due to a change in cost allocation in the six months ended December 31, 2017 as compared to the same period of last fiscal year, as well as a oneoff project in the Suzhou, China operations.

Income from Operations

Income from operations was $1,245 for the six months ended December 31, 2017 as compared to $655 for the same period of the last fiscal year. The increase was mainly due to the increase in gross profit margin being greater than the increase in operating expenses, as discussed earlier.

Interest Expense

Interest expense for the six months ended December 31, 2017 and 2016 were as follows:
	Six Months Ended
	Dec. 31, 2017	Dec. 31, 2016
(Unaudited)
Interest expense	$110	$106

Interest expense increased by $4 to $110 from $106 for the six months ended December 31, 2017 as compared to the same period of the last fiscal year.

Other Income

Other income for the six months ended December 31, 2017 and 2016 were as follows:
	Six Months Ended
	Dec. 31, 2017	Dec. 31, 2016
(Unaudited)
Interest income	$20	$12
Other rental income	53	50
Exchange (loss)/ gain	(30)	182
Other miscellaneous income	157	69
Total	$200	$313

Other income for the six months ended December 31, 2017 was $200, a decrease of $113 as compared to $313 for the same period last fiscal year. This decrease was mainly attributable to foreign currency exchange difference between functional currency and U.S. dollars contributing to an exchange loss of $30 for the six months ended December 31, 2017 as compared to an exchange gain of $182 for the same period last fiscal year, which was partially offset by a non-recurring reimbursement income.

Income Tax Expenses

Income tax expense for the six months ended December 31, 2017 was $55, a decrease of $95, as compared to $150 for the same period of last fiscal year. The decrease in income tax expense was mainly due to a change from deferred tax benefit in the same period last fiscal year to deferred tax expense for timing differences recorded by the Malaysia operation.

Non-controlling Interest

As of December 31, 2016, we held a 55% interest in Trio-Tech Malaysia, Trio-Tech (Kuala Lumpur) Sdn. Bhd., SHI International Pte. Ltd. and PTSHI Indonesia, and a 76% interest in Prestal Enterprise Sdn. Bhd. The net income attributable to our non-controlling interest in these subsidiaries for the six months ended December 31, 2017 was $27, a decrease of $69, as compared to $96 for the same period of last fiscal year. The decrease was attributable to the decrease in net income generated by the Malaysia testing operations due to a decrease in operating income, other income and increase in corporate overhead allocation as compared to the same period in the last fiscal year

Loss from Discontinued Operations

Loss from discontinued operations was $5 for the six months ended December 31, 2017, an increase of $2 as compared to a loss of $3 for the same period of the last fiscal year.

Net Income

Net income was $1,248 for the six months ended December 31, 2017, an increase of $635, as compared to a net income of $613 for the same period in the last fiscal year. The improvement was mainly due to an increase in operating income, as discussed earlier.

Earnings per Share

Basic earnings per share from continuing operations was $0.35 for the six months ended December 31, 2017 as compared to $0.18 for the same period in the last fiscal year. Basic earnings per share from discontinued operations were nil for both the six months ended December 31, 2017 and 2016.

Diluted earnings per share from continuing operations was $0.34 for the six months ended December 31, 2017 as compared to $0.17 for the same period in the last fiscal year. Diluted earnings per share from discontinued operations were nil for both the six months ended December 31, 2017 and 2016.

Segment Information

The revenue, gross profit margin, and income or loss from each segment for the six months ended December 31, 2017 and 2016, respectively, are presented below.  As the segment revenue and gross margin for each segment have been discussed in the previous section, only the comparison of income from operations is discussed below.

Manufacturing Segment

The revenue, gross margin and income or loss from operations for the manufacturing segment for the six months ended December 31, 2017 and 2016 were as follows:

	Six Months Ended
	Dec. 31, 2017	Dec. 31, 2016
(Unaudited)
Revenue	$8,738	$6,991
Gross margin	23.1%	22.5%
Income / (loss) from operations	$293	$(322)

Income from operations from the manufacturing segment was $293 for the six months ended December 31, 2017, an improvement of $615 as compared to a loss of $322 in the same period of the last fiscal year, due to an increase in gross margin by $396 coupled with a decrease in operating expenses. Operating expenses for the manufacturing segment were $1,728 and $1,896 for the six months ended December 31, 2017 and 2016, respectively. The decrease in operating expenses of $168 was mainly due to a decrease in general and administrative expenses of $637, which was partially offset by an increase in corporate overhead of $269 and increase in research and development expenses of $160 as discussed earlier, as compared to the same period of last fiscal year. The decrease in general and administrative expenses was primarily due to a revision in the method of allocation of payroll related expenses between segments in the Singapore operations, fixed assets being fully depreciated and absence of provision for doubtful debt expenses in the Singapore operations. The increase in corporate overhead expenses is due to increase in allocation in corporate expenses which is charged on a predetermined fixed basis, which is higher as compared to the same period last fiscal year.

Testing Segment

The revenue, gross margin and income from operations for the testing segment for the six months ended December 31, 2017 and 2016 were as follows:

	Six Months Ended
	Dec. 31, 2017	Dec. 31, 2016
(Unaudited)
Revenue	$9,541	$8,227
Gross margin	33.0%	33.5%
Income from operations	$853	$790

Income from operations in the testing segment for the six months ended December 31, 2017 was $853, an increase of $63 compared to $790 in the same period of the last fiscal year. The increase in operating income was attributable to an increase in gross profit of $396, which was partially offset by an increase in operating expenses of $333. Operating expenses were $2,298 and $1,965 for the six months ended December 31, 2017 and 2016, respectively. The increase in operating expenses was mainly attributable to an increase in general and administrative expenses by $521, which was partially offset by a decrease in corporate overheads by $250. The increase in general and administrative expenses was due to a revision in the method of allocation of payroll related expenses between segments in the Singapore operations, and an increase in payroll related expenses in the Tianjin, China operations. The decrease in corporate overhead expenses was due to a change in the corporate overhead allocation as compared to the same period last fiscal year. Corporate charges are allocated on a pre-determined fixed charge basis.

Distribution Segment

The revenue, gross margin and income from operations for the distribution segment for the six months ended December 31, 2017 and 2016 were as follows:

	Six Months Ended
	Dec. 31, 2017	Dec. 31, 2016
(Unaudited)
Revenue	$3,142	$2,779
Gross margin	11.6%	10.3%
Income from operations	$220	$134

Income from operations in the distribution segment for the six months ended December 31, 2017 was $220, an increase of $86 as compared to $134 in the same period of the last fiscal year. The increase in operating income was primarily due to an increase in gross margin as discussed earlier, together with a decrease in operating expenses of $8. Operating expenses were $145 and $153 for the six months ended December 31, 2017 and 2016, respectively.

Real Estate Segment

The revenue, gross loss or margin and loss from operations for the real estate segment for the six months ended December 31, 2017 and 2016 were as follows:

	Six Months Ended
	Dec. 31, 2017	Dec. 31, 2016
(Unaudited)
Revenue	$76	$78
Gross margin / (loss)	23.7%	46.2%
Loss from operations	$(19)	$(6)

Loss from operations in the real estate segment for the six months ended December 31, 2017 was $19, an increase of $13 as compared to a loss of $6 for the same period of the last fiscal year.  The increase in operating loss was mainly due to an increase in gross loss, as discussed earlier, partially offset by a decrease in operating expenses of $5. Operating expenses were $37 and $42 for the six months ended December 31, 2017 and 2016, respectively.

Corporate

The (loss) / income from operations for corporate for the six months ended December 31, 2017 and 2016 were as follows:

	Six Months Ended
	Dec. 31, 2017	Dec. 31, 2016
(Unaudited)
(Loss) / income from operations	$(102)	$59

Operating loss in the corporate office for the six months ended December 31, 2017 was $102, change of $161, as compared to an income of $59 for the same period of the last fiscal year.  The change from an operating income to an operating loss was mainly attributable to an increase in general and administrative expenses by $171 due to an increase in payroll related expenses and professional fees during the six months ended December 31, 2017, as compared to the same period last fiscal year.

Financial Condition

During the six months ended December 31, 2017 total assets increased by $3,291 from $33,498 as at June 30, 2017 to $36,789. The increase in total assets was primarily due to an increase in cash and cash equivalents, trade accounts receivable, other receivables, inventory, prepaid expenses, property, plant and equipment, other assets, and restricted term deposits, which were partially offset by a decrease in short term deposits.

Cash and cash equivalents were $5,059 as at December 31, 2017, reflecting an increase of $287 from $4,772 as at June 30, 2017, mainly due to improved collections in the U.S. and Suzhou, China operations and uplift of deposit in the Malaysia operation. This was partially offset by the lower utilization of credit facilities in our Singapore operation.

Short term deposits were $642 as at December 31, 2017, reflecting a decrease of $145 from $787 as at June 30, 2017, primarily due to uplift of deposit by the Malaysia operation.

As at December 31, 2017, the trade accounts receivable balance increased by $484 to $9,493 from $9,009 as at June 30, 2017, mainly due to longer collection cycles in the Singapore and Tianjin, China operations and foreign currency exchange difference between the functional currency and U.S. dollars for the six months ended December 31, 2017. The number of days’ sales outstanding in accounts receivables was 77 and 83 days at the end of the second quarter of fiscal year 2018 and for the fiscal year ended 2017, respectively.

As at December 31, 2017 other receivables were $548, reflecting an increase of $147 from $401 as at June 30, 2017. The increase was primarily due to input tax and tax incentives in the Tianjin, China operations in the second quarter of fiscal year 2018.

Inventories as at December 31, 2017 were $2,972, an increase of $1,216, as compared to $1,756 as at June 30, 2017. The increase in inventory was mainly due to a delay in shipment as a result of external factors and higher inventory turnover days in the Singapore operations.

Prepaid expenses were $280 as at December 31, 2017 compared to $226 as at June 30, 2017. The increase of $54 was primarily due to prepayment for software related expenses in the Singapore operation and insurance in the Singapore and Tianjin, China operations.

Property, plant and equipment, net increased by $1,094 from $11,291 as at June 30, 2017, to $12,385 as at December 31, 2017, mainly due to higher capital expenditure in the Singapore and Tianjin, China operations and foreign currency exchange difference between the functional currency and U.S. dollars for the six months ended December 31, 2017.

Other assets increased by $28 to $1,950 as at December 31, 2017, as compared to $1,922 as at June 30, 2017. This was mainly due to and foreign currency exchange difference between functional currency and U.S. dollars from June 30, 2017 to December 31, 2017.

Restricted term deposits increased by $60 to $1,717 as at December 31, 2017, as compared to $1,657 as at June 30, 2017. This was primarily due to foreign currency exchange difference between functional currency and U.S. dollars from June 30, 2017 to December 31, 2017.

Utilized lines of credit decreased by $367 to $2,189 as at December 31, 2017 compared to $2,556 as at June 30, 2017, which was mainly due to lower utilization of lines of credit by the Singapore operation in the first quarter of fiscal year 2018.

Accounts payable increased by $113 to $3,342 as at December 31, 2017, as compared to $3,229 as at June 30, 2017. This was mainly due to the foreign currency exchange difference between the functional currency and U.S. dollars for the six months ended December 31, 2017.

Accrued expenses increased by $942 to $3,985 as at December 31, 2017, as compared to $3,043 as at June 30, 2017. The increase in accrued expenses was mainly due to an increase in purchase accruals in the Singapore and Tianjin, China operations.

Bank loans payable increased by $161 to $1,973 as at December 31, 2017, as compared to $1,812 as at June 30, 2017. This was due to an additional loan made by the Singapore operation, partially offset by repayment of bank loans by the Malaysia operation.

Capital leases increased by $139 to $898 as at December 31, 2017, as compared to $759 as at June 30, 2017. This was due to new leases in the Malaysia operations, partially offset by repayment of capital leases by the Singapore operations.

Liquidity Comparison

Net cash provided by operating activities decreased by $2,125 to $1,546 for the six months ended December 31, 2017, compared to $3,671 during the same period of the last fiscal year. The decrease in net cash generated by operating activities was primarily due to a decrease in cash inflow of $1,749 from accounts receivables and $427 from other receivables, and an increase in cash outflow of $878 in inventories. These were partially offset by an increase in net income of $117 and decrease in other assets of $189.

Net cash used in investing activities increased by $202 to $1,304 for the six months ended December 31, 2017, compared to $1,102 during the same period of the last fiscal year.  The increase was primarily due to $743 in capital spending and a decrease of $83 in proceeds from disposal of property, plant and equipment. This increase in net cash used in investing activities was partially offset by the $484 increase in proceeds from maturing of restricted and unrestricted deposits and a $140 decrease in investments in restricted and unrestricted deposits.

Net cash used in financing activities decreased by $1,087 to $388 for the six months ended December 31, 2017, compared to $1,475 during the same period of the last fiscal year. The decrease was mainly due to an increase in cash generated through borrowings from bank loans and capital leases by $1,529, which was partially offset by an increase in repayment of lines of credit of $475.

We believe that our projected cash flows from operations, borrowing availability under our revolving lines of credit, cash on hand, trade credit and the secured bank loan will provide the necessary financial resources to meet our projected cash requirements for at least the next 12 months.

Critical Accounting Estimates & Policies

The Company has adopted ASU 2015-11 ASC Topic 330: Simplifying the Measurement of Inventory (“ASC Topic 330”) for the financial year beginning after December 15, 2016 and interim periods within those fiscal years, and concluded that the effectiveness of this update does not have a significant effect on the Company’s consolidated financial position or results of operations.

There have been no significant changes in the critical accounting policies, except as disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the most recent Annual Report on Form 10-K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2017, the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective at a reasonable level.

Except as discussed below, there has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2017 that has materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Enterprise Resource Planning (ERP) Implementation

We are in the process of implementing an ERP System, as part of a multi-year plan to integrate and upgrade our systems and processes. The implementation of this ERP system is scheduled to occur in phases over the next few years, and began with the migration of certain of our operational and financial systems in our Singapore operations to the new ERP system during the second quarter of fiscal 2017. This implementation effort continues in fiscal 2018, when the operational and financial systems in Singapore will be substantially transitioned to the new system.

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

Enhancement of Automated Manufacturing System

During the first quarter of fiscal 2018, we enhanced the automated manufacturing system used by our Malaysia operation resulting in a material change in internal controls over financial reporting. The enhancement automates the process of invoice generation and matching of customer payments against invoices. We believe the enhancement was necessary to support increased volumes and transaction complexities related to our business as well to reduce the number of manual processes employed by the Company.

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

TRIO-TECH INTERNATIONAL
By:	/s/ Victor H.M. Ting VICTOR H.M. TING Vice President and Chief Financial Officer (Principal Financial Officer) Dated: February 12, 2018