Form 10-Q
period 2018-03-31
TRIO-TECH INTERNATIONAL
filed 2018-05-18
CIK 732026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

As of May 1, 2018, there were 3,553,055 shares of the issuer’s Common Stock, no par value, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	March 31, 2018	June 30, 2017
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$5,376	$4,772
Short-term deposits	678	787
Trade accounts receivable, less allowance for doubtful accounts of $262 and $247	8,617	9,009
Other receivables	392	401
Inventories, less provision for obsolete inventories of $706 and $686	2,369	1,756
Prepaid expenses and other current assets	219	226
Asset held for sale	96	86
Total current assets	17,747	17,037
NON-CURRENT ASSETS:
Deferred tax assets	453	375
Investment properties, net	1,231	1,216
Property, plant and equipment, net	12,881	11,291
Other assets	2,315	1,922
Restricted term deposits	1,761	1,657
Total non-current assets	18,641	16,461
TOTAL ASSETS	$36,388	$33,498

LIABILITIES
CURRENT LIABILITIES:
Lines of credit	$1,311	$2,556
Accounts payable	2,099	3,229
Accrued expenses	4,648	3,043
Income taxes payable	1,117	233
Current portion of bank loans payable	376	260
Current portion of capital leases	260	228
Total current liabilities	9,811	9,549
NON-CURRENT LIABILITIES:
Bank loans payable, net of current portion	1,593	1,552
Capital leases, net of current portion	614	531
Deferred tax liabilities	404	295
Other non-current liabilities	43	44
Total non-current liabilities	2,654	2,422
TOTAL LIABILITIES	$12,465	$11,971

EQUITY
TRIO-TECH INTERNATIONAL’S SHAREHOLDERS' EQUITY:
Common stock, no par value, 15,000,000 shares authorized; 3,553,055 and 3,523,055 shares issued and outstanding, respectively, as at March 31, 2018, and June 30, 2017	$11,023	$10,921
Paid-in capital	3,246	3,206
Accumulated retained earnings	4,850	4,341
Accumulated other comprehensive gain-translation adjustments	3,248	1,633
Total Trio-Tech International shareholders' equity	22,367	20,101
Non-controlling interest	1,556	1,426
TOTAL EQUITY	$23,923	$21,527
TOTAL LIABILITIES AND EQUITY	$36,388	$33,498

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
UNAUDITED (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

	Three Months Ended		Nine Months Ended
	Mar. 31,	Mar. 31,	Mar. 31,	Mar. 31,
	2018	2017	2018	2017
Revenue
Manufacturing	$3,124	$4,230	$11,862	$11,221
Testing services	4,913	3,977	14,454	12,204
Distribution	2,033	1,581	5,175	4,360
Others	34	37	110	115
	10,104	9,825	31,601	27,900
Cost of Sales
Cost of manufactured products sold	2,530	3,345	9,246	8,762
Cost of testing services rendered	3,491	2,597	9,881	8,069
Cost of distribution	1,821	1,407	4,598	3,899
Others	30	29	89	71
	7,872	7,378	23,814	20,801

Gross Margin	2,232	2,447	7,787	7,099

Operating Expenses:
General and administrative	1,773	1,659	5,339	5,178
Selling	181	222	612	587
Research and development	75	51	377	156
(Gain) / Loss on disposal of property, plant and equipment	(31)	30	(20)	38
Total operating expenses	1,998	1,962	6,308	5,959

Income from Operations	234	485	1,479	1,140

Other (Expenses) / Income
Interest expense	(64)	(43)	(174)	(149)
Other income, net	111	45	311	358
Total other income	47	2	137	209

Income from Continuing Operations before Income Taxes	281	487	1,616	1,349

Income Tax Expenses	(980)	(106)	(1,035)	(256)

Income from continuing operations before non-controlling interest, net of tax	(699)	381	581	1,093

Discontinued Operations (Note 19)
Loss from discontinued operations, net of tax	(6)	(1)	(11)	(4)
NET (LOSS)/INCOME	(705)	380	570	1,089

Less: income attributable to non-controlling interest	34	30	61	126
Net (Loss) / Income Attributable to Trio-Tech International Common Shareholder	$(739)	$350	$509	$963

Amounts Attributable to Trio-Tech International Common Shareholders:
(Loss) / Income from continuing operations, net of tax	(736)	351	520	970
Loss from discontinued operations, net of tax	(3)	(1)	(11)	(7)
Net (Loss) / Income Attributable to Trio-Tech International Common Shareholders	$(739)	$350	$509	$963

Basic Earnings per Share:
Basic per share from continuing operations attributable to Trio-Tech International	$(0.21)	$0.10	$0.15	$0.28
Basic earnings per share from discontinued operations attributable to Trio-Tech International	$-	$-	$-	$-
Basic Earnings per Share from Net Income Attributable to Trio-Tech International	$(0.21)	$0.10	$0.15	$0.28

Diluted Earnings per Share:
Diluted earnings per share from continuing operations attributable to Trio-Tech International	$(0.20)	$0.10	$0.14	$0.27
Diluted earnings per share from discontinued operations attributable to Trio-Tech International	$-	$-	$-	$-
Diluted Earnings per Share from Net Income
Attributable to Trio-Tech International	$(0.20)	$0.10	$0.14	$0.27

Weighted average number of common shares outstanding
Basic	3,553	3,523	3,553	3,523
Dilutive effect of stock options	219	116	225	54
Number of shares used to compute earnings per share diluted	3,772	3,639	3,778	3,577

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNAUDITED (IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	Mar. 31, 2018	Mar. 31, 2017	Mar. 31, 2018	Mar. 31, 2017
Comprehensive Income Attributable to Trio-Tech International Common Shareholders:

Net (loss) / income	$(705)	$380	$570	$1,089
Foreign currency translation, net of tax	849	290	1,809	(1,087)
Comprehensive Income	144	670	2,379	2
Less: comprehensive income / (loss)attributable to non-controlling interest	142	(38)	255	(75)
Comprehensive Income Attributable to Trio-Tech International Common Shareholders	$2	$708	$2,124	$77

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(IN THOUSANDS)

Nine Months ended March 31, 2018

	Common Stock		Additional Paid-in	Accumulated Retained	Accumulated Other Comprehensive	Non- Controlling
	Shares	Amount	Capital	Earnings	Income	Interest	Total
Balance at June 30, 2017	3,523	$10,921	$3,206	$4,341	$1,633	$1,426	$21,527
Stock option expenses	-	-	40	-	-	-	40
Net income	-	-	-	509	-	61	570
Dividend declared by subsidiary	-	-	-	-	-	(125)	(125)
Exercise of options	20	51	-	-	-	-	51
Issue of restricted shares to consultant	10	51	-	-	-	-	51
Translation adjustment	-	-	-	-	1,615	194	1,809
Balance at Mar. 31, 2018	3,553	11,023	3,246	4,850	3,248	1,556	23,923

Nine Months ended March 31, 2017

	Common Stock		Additional Paid-in	Accumulated Retained	Accumulated Other Comprehensive	Non- Controlling
	Shares	Amount	Capital	Earnings	Income	Interest	Total

Balance at June 30, 2016	3,513	$10,882	3,188	$3,025	2,162	$1,614	$20,871
Stock option expenses	-	-	16	-	-	-	16
Net income	-	-	-	963	-	126	1,089
Dividend declared by subsidiary	-	-	-	-	-	(177)	(177)
Issue of restricted shares to consultant	10	39	-	-	-	-	39
Translation adjustment	-	-	-	-	(886)	(201)	(1,087)
Balance at Mar. 31, 2017	3,523	10,921	3,204	3,988	1,276	1,362	20,751

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED (IN THOUSANDS)

	Nine Months Ended
	Mar. 31,	Mar. 31,
	2018	2017
	(Unaudited)	(Unaudited)
Cash Flow from Operating Activities
Net income	$570	$1,089
Adjustments to reconcile net income to net cash flow provided by operating activities
Depreciation and amortization	1,594	1,358
Stock option expenses	40	16
Issue of restricted shares to consultant	51	39
Reversal of provision for obsolete inventories	(4)	(5)
Bad debt recovery, net	-	(15)
Accrued interest expense, net of accrued interest income	148	132
(Gain) / Loss on sale of property, plant and equipment - continued operations	(20)	8
Write-off of property, plant and equipment	-	30
Warranty recovery, net	1	(6)
Deferred tax provision	33	88
Changes in operating assets and liabilities, net of acquisition effect
Trade accounts receivable	392	491
Other receivables	9	286
Other assets	(327)	(199)
Inventories	(506)	(729)
Prepaid expenses and other current assets	7	(44)
Accounts payable and accrued expenses	250	491
Income tax payable	884	(17)
Net Cash Provided by Operating Activities	3,122	3,013

Cash Flow from Investing Activities
Proceeds from maturing of unrestricted and restricted term deposits and short-term deposits, net	484	488
Investments in restricted and unrestricted deposits	(281)	(421)
Additions to property, plant and equipment	(2,050)	(1,467)
Proceeds from disposal of plant, property and equipment	42	83
Net Cash Used in Investing Activities	(1,805)	(1,317)

Cash Flow from Financing Activities
Repayment on lines of credit	(7,397)	(6,171)
Proceeds from bank loans and capital leases	6,570	5,850
Proceeds from exercising of stock options	51	-
Dividends paid to non-controlling interest	(125)	(177)
Repayment of bank loans and capital leases	(554)	(547)
Net Cash Used in Financing Activities	(1,455)	(1,045)

Effect of Changes in Exchange Rate	742	(449)

NET INCREASE IN CASH AND CASH EQUIVALENTS	604	202
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,772	3,807
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,376	$4,009

Supplementary Information of Cash Flows
Cash paid during the period for:
Interest	$138	$132
Income taxes	$225	$122

Non-Cash Transactions
Capital lease of property, plant and equipment	$228	$49

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT EARNINGS PER SHARE AND NUMBER OF SHARES)

1. ORGANIZATION AND BASIS OF PRESENTATION

Trio-Tech International (“the Company” or “TTI” hereafter) was incorporated in fiscal year 1958 under the laws of the State of California.  TTI provides third-party semiconductor testing and burn-in services primarily through its laboratories in Southeast Asia. In addition, TTI operates testing facilities in the United States.  The Company also designs, develops, manufactures and markets a broad range of equipment and systems used in the manufacturing and testing of semiconductor devices and electronic components. In the third quarter of fiscal year 2018, TTI conducted business in four business segments: Manufacturing, Testing Services, Distribution and Real Estate. TTI has subsidiaries in the U.S., Singapore, Malaysia, Thailand and China as follows:

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
  * 100% owned by Trio-Tech International Pte. Ltd.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  All significant inter-company accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements are presented in U.S. dollars.  The accompanying condensed consolidated financial statements do not include all the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.  Operating results for the nine months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2018.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the fiscal year ended June 30, 2017.

The Company’s operating results are presented based on the translation of foreign currencies using the respective quarter’s average exchange rate.

2.   NEW ACCOUNTING PRONOUNCEMENTS

These amendments in ASU 2018-02 ASC Topic 220: Income Statement – Reporting Comprehensive Income. The amendments provide financial statement preparers with an option to reclassify stranded tax effects within Accumulated Other Comprehensive Income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. The amendments in ASC Topic 220 are effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. While early application is permitted, including adoption in an interim period, the Company has not elected to early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

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

The amendments in ASU 2017-01 ASC Topic 805 — 'Business Combinations: These amendments clarify the definition of a business. The amendments affect all companies and other reporting organizations that must determine whether they have acquired or sold a business. For public companies, these amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. While early application is permitted, including adoption in an interim period, the Company has not elected to early adopt. The effectiveness of this update will have no effect on the Company’s presentation of consolidated financial position or results of operations.

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

The amendments in ASU 2016-01 ASC Financial Instruments ─ Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities: The amendments among other things –(a) requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, (b) Requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, Requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables), (c) Eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. For public companies, these amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. While early application is permitted, including adoption in an interim period, the Company has not elected to early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

The Financial Accounting Standards Board (“FASB”) has issued converged standards on revenue recognition. Specifically, the Board has issued ASU 2014-09, ASC Topic 606 (“ASU 2014-09”). ASU 2014-09 affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). ASU 2014-09 will supersede the revenue recognition requirements in ASC Topic 605, Revenue Recognition (“ASC Topic 605”), and most industry-specific guidance. ASU 2014-09 also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of non-financial assets that are not in a contract with a customer (e.g., assets within the scope of ASC Topic 360, Property, Plant, and Equipment, (“ASC Topic 360”), and intangible assets within the scope of Topic 350, Intangibles—Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in ASU 2014-09. For a public entity, the amendments in ASU 2014-09 would be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. However, ASU 2015-14 ASC Topic 606: Deferral of the Effective Date (“ASC Topic 606”) defers the effective date of ASU 2014-09 for all entities by one year. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company has not adopted these standards. As the new standards, will supersede substantially all existing revenue guidance affecting the Company under GAAP, it could impact revenue and cost recognition on sales across all the Company's business segments. The Company carried out an initial evaluation of the impact of this standard on its business and concluded the adoption of this standard will have no effect on its Consolidated Financial Statements. While we are continuing to assess all potential impacts, the Company has not presently selected a transition method as we believe there will not be any significant impact of this new guidance on the Company.

Other new pronouncements issued but not yet effective until after March 31, 2018 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

3.   TERM DEPOSITS

	Mar. 31, 2018 (Unaudited)	June 30, 2017

Short-term deposits	$602	$824
Currency translation effect on short-term deposits	76	(37)
Total short-term deposits	678	787
Restricted term deposits	1,662	1,722
Currency translation effect on restricted term deposits	99	(65)
Total restricted term deposits	1,761	1,657
Total Term deposits	$2,439	$2,444

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

Senior management reviews accounts receivable on a periodic basis to determine if any receivables potentially will be uncollectible. Management includes any accounts receivable balances that are determined to be uncollectible in the allowance for doubtful accounts. After all reasonable attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, management believes the allowance for doubtful accounts as of March 31, 2018, and June 30, 2017 was adequate.

The following table represents the changes in the allowance for doubtful accounts:

	Mar. 31, 2018 (Unaudited)	June 30, 2017
Beginning	$247	$270
Additions charged to expenses	-	65
Recovered	(1)	(78)
Write-off	-	(2)
Currency translation effect	16	(8)
Ending	$262	$247

5.   LOANS RECEIVABLE FROM PROPERTY DEVELOPMENT PROJECTS

The following table presents Trio-Tech (Chongqing) Co. Ltd (“TTCQ”)’s loan receivable from property development projects in China as of March 31, 2018. The exchange rate is based on the date published by the Monetary Authority of Singapore as of March 31, 2015, since the net loan receivable was “nil” as at March 31, 2018.

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

On November 1, 2010, TTCQ entered into a Memorandum Agreement with JiangHuai Property Development Co. Ltd. (“JiangHuai”) to invest in their property development projects (Project - Yu Jin Jiang An) located in Chongqing City, China. Due to the short-term nature of the investment, the amount was classified as a loan based on ASC Topic 310-10-25 Receivables, amounting to Renminbi (“RMB”) 2,000, or approximately $325. The loan was renewed, but expired on May 31, 2013. TTCQ is in the legal process of recovering the outstanding amount of $325. TTCQ did not generate other income from JiangHuai for the quarter ended March 31, 2018, or for the fiscal year ended June 30, 2017. Based on TTI’s financial policy, a provision for doubtful receivables of $325 on the investment in JiangHuai was recorded during the second quarter of fiscal 2014 based on TTI’s financial policy. TTCQ is in the legal process of recovering the outstanding amount of $325.

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

6.  INVENTORIES

Inventories consisted of the following:

	Mar. 31, 2018 (Unaudited)	June 30, 2017

Raw materials	$1,293	$1,047
Work in progress	1,294	1,045
Finished goods	362	365
Less: provision for obsolete inventories	(706)	(686)
Currency translation effect	126	(15)
	$2,369	$1,756

 The following table represents the changes in provision for obsolete inventories:

	Mar. 31, 2018 (Unaudited)	June 30, 2017

Beginning	$686	$697
Additions charged to expenses	-	6
Usage - disposition	(4)	(6)
Currency translation effect	24	(11)
Ending	$706	$686

7. ASSET HELD FOR SALE

During the fourth quarter of 2015, the operations in Malaysia planned to sell its factory building in Penang, Malaysia. In May 2015, Trio-Tech Malaysia was approached by a potential buyer to purchase the factory building. Negotiation is still ongoing and is subject to approval by Penang Development Corporation. In accordance with ASC Topic 360, during fiscal year 2015, the property was reclassified from investment property, which had a net book value of RM 371, or approximately $92, to asset held for sale, since there was an intention to sell the factory building. The net book values of the building were RM 371, or approximately $96, as at March 31, 2018 and RM 371, or approximately $86, as at June 30, 2017. As at end of March 31, 2018, management is still actively looking for a suitable buyer.

8. INVESTMENTS

Investments were nil as at March 31, 2018 and June 30, 2017.

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

“Investments” in the real estate segment were the cost of an investment in a joint venture in which we had a 10% interest. During the second quarter of fiscal year 2014, TTCQ disposed of its 10% interest in the joint venture. The joint venture had to raise funds for the development of the project. As a joint-venture partner, TTCQ was required to stand guarantee for the funds to be borrowed; considering the amount of borrowing, the risk involved was higher than the investment made and hence TTCQ decided to dispose of the 10% interest in the joint venture investment. On October 2, 2013, TTCQ entered into a share transfer agreement with Zhu Shu. Based on the agreement, the purchase price was to be paid by (1) RMB 10,000 worth of commercial property in Chongqing China, or approximately $1,634 based on exchange rates published by the Monetary Authority of Singapore as of October 2, 2013, by non-monetary consideration and (2) the remaining RMB 8,000, or approximately $1,307 based on exchange rates published by the Monetary Authority of Singapore as of October 2, 2013, by cash consideration. The consideration consisted of (1) commercial units measuring 668 square meters to be delivered in June 2017 and (2) sixteen quarterly equal installments of RMB500 per quarter commencing from January 2014. Based on ASC Topic 845 Non-monetary Consideration, the Company deferred the recognition of the gain on disposal of the 10% interest in joint venture investment until such time that the consideration is paid, so that the gain can be ascertained. The recorded value of the disposed investment amounting to $783, based on exchange rates published by the Monetary Authority of Singapore as of June 30, 2014, is classified as “other assets” under non-current assets, because it is considered a down payment for the purchase of the commercial property in Chongqing. TTCQ performed a valuation on a certain commercial unit and its market value was higher than the carrying amount. The first three installments, amounting RMB 500 each due in January 2014, April 2014 and July 2014 were all outstanding until the date of disposal of the investment in the joint venture. Out of the outstanding RMB 8,000, TTCQ had received RMB 100 during May 2014.

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

9.   INVESTMENT PROPERTIES

The following table presents the Company’s investment in properties in China as of March 31, 2018. The exchange rate is based on the market exchange rate as of March 31, 2018.

	Investment Date	Investment Amount (RMB)	Investment Amount (U.S. Dollars)
Purchase of rental property – Property I - MaoYe	Jan 04, 2008	5,554	894
Purchase of rental property – Property II - JiangHuai	Jan 06, 2010	3,600	580
Purchase of rental property – Property III - Fu Li	Apr 08, 2010	4,025	648
Currency translation		-	(28)
Gross investment in rental property		13,179	2,094
Accumulated depreciation on rental property	Mar 31, 2018	(5,431)	(863)
Net investment in property – China		7,748	1,231

The following table presents the Company’s investment in properties in China as of June 30, 2017. The exchange rate is based on the exchange rate as of June 30, 2017, published by the Monetary Authority of Singapore.

	Investment Date	Investment Amount (RMB)	Investment Amount (U.S. Dollars)
Purchase of rental property – Property I - MaoYe	Jan 04, 2008	5,554	894
Purchase of rental property – Property II - JiangHuai	Jan 06, 2010	3,600	580
Purchase of rental property – Property III - Fu Li	Apr 08, 2010	4,025	648
Currency translation		-	(178)
Gross investment in rental property		13,179	1,944
Accumulated depreciation on rental property	Jun 30, 2017	(4,937)	(728)
Net investment in property – China		8,242	1,216

The following table presents the Company’s investment properties in Malaysia as of March 31, 2018 and June 30, 2017. The exchange rate is based on the exchange rate as of June 30, 2015, published by the Monetary Authority of Singapore.

	Investment Date	Investment Amount (RM)	Investment Amount (U.S. Dollars)
Reclassification of rental property – Penang Property I	Dec 31, 2012	681	181
Gross investment in rental property		681	181
Accumulated depreciation on rental property	June 30, 2015	(310)	(83)
Reclassified as “Asset held for sale”	June 30, 2015	(371)	(98)
Net investment in property – Malaysia		-	-

Rental Property I – MaoYe

In fiscal 2008, TTCQ purchased an office in Chongqing, China from MaoYe Property Ltd. (“MaoYe”), for a total cash purchase price of RMB 5,554, or approximately $894. TTCQ identified a new tenant and signed a new rental agreement (653 square meters at a monthly rental of RMB 39, or approximately $6) on August 1, 2015. This rental agreement provides for a rent increase of 5% every year on January 31, commencing with 2017 until the rental agreement expires on July 31, 2020. The tenant terminated the contract in end July 2015, due to the downsizing of their overall operations. TTCQ signed a new rental agreement (451 square meters at a monthly rental of RMB 27, or approximately $4) on January 29, 2016. This rental agreement provides for a rent increase of 5% every year on January 29, commencing with 2017 until the rental agreement expires on February 28, 2019.

Property purchased from MaoYe generated a rental income of $22 and $75 for the three and nine months ended March 31, 2018, respectively, and $24 and $76 for the same periods in the last fiscal year, respectively.

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

Property purchased from JiangHuai did not generate any rental income during the three and nine months ended March 31, 2018 and for the same periods in the last fiscal year.

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

The two commercial properties were leased to third parties under two separate rental agreements, one of which will expire in April 2019 which provides for a rent increase of 5% every year on May 1, commencing with 2017 until the rental agreement expires on April 30, 2019 and the other of which will expire in March 31, 2018 which provides for a rent increase of 5% every year on April 1, commencing with 2016 until the rental agreement will expire on March 31, 2018. Management is actively looking for a suitable tenant.

Properties purchased from Fu Li generated a rental income of $12 and $35 for the three and nine months ended March 31, 2018, respectively, while it generated a rental income of $13 and $39, respectively, for the same periods in the last fiscal year.

Penang Property I

During the fourth quarter of 2015, TTM planned to sell its factory building in Penang, Malaysia. In accordance to ASC Topic 360, the property was reclassified from investment property, which had a net book value of RM 371, or approximately $98, to assets held for sale since there was an intention to sell the factory building. In May 2015, TTM was approached by a potential buyer to purchase the factory building. On September 14, 2015, application to sell the property was rejected by Penang Development Corporation (‘PDC’). The rejection was based on the business activity of the purchaser not suitable to the industry that is being promoted on the said property. PDC made an offer to purchase the property, which was not at the expected value and the offer expired on March 28, 2016. However, management is still actively looking for a suitable buyer. As of March 31, 2018 the net book value was RM 369, or approximately $96.

Summary

Total rental income for all investment properties in China was $34 and $110 for the three and nine months ended March 31, 2018, respectively, and was $37 and $115, respectively, for the same periods in the last fiscal year.

Depreciation expenses for all investment properties in China were $25 and $74 for the three and nine months ended March 31, 2018, respectively, and were $24 and $71, respectively, for the same periods in the last fiscal year.

10. OTHER ASSETS

Other assets consisted of the following:

	Mar. 31, 2018 (Unaudited)	June 30, 2017
Down-payment for purchase of investment properties	$1,645	$1,645
Down-payment for purchase of property, plant and equipment	515	280
Deposits for rental and utilities	140	139
Currency translation effect	15	(142)
Total	$2,315	$1,922

11. LINES OF CREDIT

The carrying value of the Company’s lines of credit approximates its fair value because the interest rates associated with the lines of credit are adjustable in accordance with market situations when the Company borrowed funds with similar terms and remaining maturities.

As of March 31, 2018, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Expiration	Credit	Unused
Facility	Facility	Rate	Date	Limitation	Credit
Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Ranging from 1.8% to 5.5%	-	$4,730	$4,390
Trio-Tech (Malaysia) Sdn. Bhd.	Lines of Credit	Ranging from 3.6% to 5%	-	$816	$816
Trio-Tech (Tianjin) Co., Ltd.	Lines of Credit	Ranging from 4.9% to 6.3%	-	$1,589	$618

As of June 30, 2017, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Expiration	Credit	Unused
Facility	Facility	Rate	Date	Limitation	Credit
Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Ranging from 1.6% to 5.5%	-	$4,496	$2,815
Trio-Tech (Malaysia) Sdn. Bhd.	Lines of Credit	Ranging from 3.6% to 5%	-	$734	$734
Trio-Tech (Tianjin) Co., Ltd.	Lines of Credit	5.22%	-	$885	$10

12. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	Mar. 31, 2018 (Unaudited)	June 30, 2017
Payroll and related costs	$1,292	$1,568
Commissions	125	107
Customer deposits	620	218
Legal and audit	327	283
Sales tax	10	80
Utilities	127	142
Warranty	49	49
Accrued purchase of materials and property, plant and equipment	1,305	33
Provision for re-instatement	289	295
Other accrued expenses	280	319
Currency translation effect	224	(51)
Total	$4,648	$3,043

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

	Mar. 31, 2018 (Unaudited)	June 30, 2017
Beginning	$48	$76
Additions charged to cost and expenses	19	46
Utilization / reversal	(18)	(73)
Currency translation effect	1	(1)
Ending	$50	$48

14.   BANK LOANS PAYABLE

Bank loans payable consisted of the following:	Mar. 31, 2018 (Unaudited)	June 30, 2017
Note payable denominated in RM for expansion plans in Malaysia, maturing in August 2024, bearing interest at the bank’s prime rate less 1.50% (5% and 5.25% at March 31, 2018 and June 30, 2017) per annum, with monthly payments of principal plus interest through August 2024, collateralized by the acquired building with a carrying value of $2,931 and 2,671, as at March 31, 2018 and June 30, 2017, respectively.	1,805	1,735

Note payable denominated in U.S. dollars for expansion plans in Singapore and its subsidiaries, maturing in April 2020, bearing interest at the bank’s lending rate (3.96% and 3.96% for March 31, 2018 and June 30, 2017) with monthly payments of principal plus interest through June 2020. This note payable is secured by plant and equipment with a carrying value of $219 and $224, as at March 31, 2018 and June 30, 2017, respectively.	342	196

Total Bank loans payable	2,147	1,931

Current portion of bank loans payable	399	271
Currency translation effect on current portion of bank loans	(23)	(11)
Current portion of bank loan payable	376	260
Long term portion of bank loans payable	1,748	1,660
Currency translation effect on long-term portion of bank loans	(155)	(108)
Long term portion of bank loans payable	$1,593	$1,552

Future minimum payments (excluding interest) as at March 31, 2018 were as follows:

2018	$376
2019	393
2020	277
2021	262
2022	67
Thereafter	594
Total obligations and commitments	$1,969

Future minimum payments (excluding interest) as at June 30, 2017 were as follows:

2018	$260
2019	273
2020	274
2021	225
2022	236
Thereafter	544
Total obligations and commitments	$1,812

15.   COMMITMENTS AND CONTINGENCIES

TTM has capital commitments for the purchase of equipment and other related infrastructure costs amounting to RM 99, or approximately $26, based on the exchange rate as at March 31, 2018 as compared to the capital commitment as at June 30, 2017 amounting to RM 684, or approximately $159.

Trio-Tech (Tianjin) Co. Ltd. in China has capital commitments for the purchase of equipment and other related infrastructure costs amounting to RMB 274, or approximately $44, based on the exchange rate as at March 31, 2018 as compared to the capital commitment as at June 30, 2017 amounting to RMB 1,260, or approximately $186.

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

All inter-segment revenue was from the manufacturing segment to the testing and distribution segments. Total inter-segment revenue was $85 and $766 for the three and nine months ended March 31, 2018, respectively, as compared to $20 and $302, respectively, for the same periods in the last fiscal year.  Corporate assets mainly consisted of cash and prepaid expenses. Corporate expenses mainly consisted of stock option expenses, salaries, insurance, professional expenses and directors' fees. Corporate expenses are allocated to the four segments. The following segment information table includes segment operating income or loss after including the corporate expenses allocated to the segments, which gets eliminated in the consolidation.

The following segment information is unaudited for the nine months ended March 31:
Business Segment Information:
	Nine months		Operating		Depr.
	Ended	Net	Income /	Total	and	Capital
	Mar. 31	Revenue	(Loss)	Assets	Amort.	Expenditures

Manufacturing	2018	$11,862	$188	$7,035	$86	$63
	2017	$11,221	$(153)	$8,321	$141	$89

Testing Services	2018	14,454	1,281	24,790	1,432	1,987
	2017	12,204	990	18,814	1,141	1,378

Distribution	2018	5,175	337	631	-	-
	2017	4,360	235	679	2	-

Real Estate	2018	110	(38)	3,732	76	-
	2017	115	(20)	3,229	74	-

Fabrication	2018	-	-	28	-	-
Services*	2017	-	-	28	-	-

Corporate &	2018	-	(289)	172	-	-
Unallocated	2017	-	88	464	-	-

Total	2018	$31,601	$1,479	$36,388	$1,594	$2,050
	2017	$27,900	$1,140	$31,535	$1,358	$1,467

The following segment information is unaudited for the three months ended March 31:
Business Segment Information:
	Three months		Operating		Depr.
	Ended	Net	Income /	Total	and	Capital
	Mar. 31	Revenue	(Loss)	Assets	Amort.	Expenditures

Manufacturing	2018	$3,124	$(105)	$7,035	$30	$26
	2017	$4,230	$169	$8,321	$42	$11

Testing Services	2018	4,913	428	24,790	519	517
	2017	3,977	200	18,814	376	692

Distribution	2018	2,033	117	631	-	-
	2017	1,581	101	679	-	-

Real Estate	2018	34	(18)	3,732	26	-
	2017	37	(14)	3,229	24	-

Fabrication	2018	-	-	28	-	-
Services*	2017	-	-	28	-	-

Corporate &	2018	-	(188)	172	-	-
Unallocated	2017	-	29	464	-	-

Total	2018	$10,104	$234	$36,388	$575	$543
	2017	$9,825	$485	$31,535	$442	$703

 * Fabrication services is a discontinued operation (Note 19).

17. OTHER INCOME, NET

Other income / (expenses) consisted of the following:

	Three Months Ended		Nine Months Ended
	Mar. 31,	Mar. 31,	Mar. 31,	Mar. 31,
	2018	2017	2018	2017
	Unaudited	Unaudited	Unaudited	Unaudited
Interest income	19	14	39	26
Other rental income	28	24	81	74
Exchange (loss)/ gain	(5)	(88)	(27)	93
Other miscellaneous income	69	95	218	165
Total	$111	$45	$311	$358

18.  INCOME TAX

The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining the provision for income taxes and income tax assets and liabilities, including evaluating uncertainties in the application of accounting principles and complex tax laws. The statute of limitations, in general, is open for years 2014 to 2017 for tax authorities in those jurisdictions to audit or examine income tax returns. The Company is under annual review by the tax authorities of the respective jurisdiction to which the subsidiaries belong.

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017, and reduced the U.S. federal corporate tax rate from 35% to 21%, eliminated corporate Alternative Minimum Tax, modified rules for expensing capital investment, and limits the deduction of interest expense for certain companies. The Tax Act is a fundamental change to the taxation of multinational companies, including a shift from a system of worldwide taxation with some deferral elements to a territorial system, current taxation of certain foreign income, a minimum tax on low tax foreign earnings, and new measures to curtail base erosion and promote U.S. production.

As the Company has a June 30 fiscal year end, the lower corporate income tax rate will be phased in, resulting in a lower US statutory federal rate. Accounting Standard Codification (“ASC”) 740 requires filers to record the effect of tax law changes in the period enacted. The Company recognized income tax expenses of $900 related to the one-time deemed repatriation. No expenses have been recognized related to the deferred tax re-measurement and minimum tax on low tax foreign earnings.

Discussion of the certain material provisions affecting the Company is provided below.

One-Time Mandatory Repatriation

One of the effects of the Tax Act is to transition from world wide to territorial tax system, The Tax Act requires a mandatory one-time repatriation of certain post-1986 earnings and profits that were deferred from US taxation by Company’s foreign subsidiaries. The Company recognized an income tax expense and payable of $900 for the three and nine months ended March 31, 2018. The basis of the tax is on cash held and specified assets which are taxed at 15.5% and 8.0%, respectively. The Company may elect to pay the repatriation tax over an 8-year period.

The computation of the post-1986 earning and profits used estimates and are preliminary amounts which will be finalized during the measurement period.

Minimum Tax on Low Tax Foreign Earnings

The Tax Act implemented the inclusion in gross income for the “global intangible low-tax income” for any taxable year beginning on or after January 1, 2018. This provision significantly expands current taxation of foreign subsidiary corporate earnings. The Company must generally include in current income all earnings of the foreign subsidiaries in excess of the assumed deemed return on tangible assets of the foreign subsidiaries. The Company has not computed the impact of the provisions to determine whether to elect to either provide for the minimum tax as future income tax expense as a period expense or as a deferred tax on the related investment in foreign subsidiaries.

Deferred Tax Re-Measurement

The re-measurement is based on the expected reversals of the deferred taxes at the estimated US federal tax rates of 28% for current fiscal year and 21% for future fiscal years. As the Company established a full valuation allowance on the US deferred tax assets, the Company has not recognized any income tax effects for the deferred tax re-measurement under the Tax Act.

Effective Tax Rate Effects
	Three Months Ended		Nine Months Ended
	Mar. 31,	Mar. 31,	Mar. 31,	Mar. 31,
	2018	2017	2018	2017
	Unaudited	Unaudited	Unaudited	Unaudited
Income before Income Taxes	$281	$487	$1,616	$1,349
Income Taxes Expenses	$980	$106	$1,035	$256
Effective tax rate	348.75%	21.77%	64%	18.98%

The Act impacted the Company’s effective tax rate which recorded at 348.75% for fiscal 2018 compared to 21.77% for fiscal 2017. This tax effects were primarily due to estimated charge of $900 recorded as a component of provision for income taxes from continuing operations.

The Company had an income tax expense of $980 and $1,035 for the three and nine months ended March 31, 2018, respectively, as compared to income tax expense of $106 and $256, respectively, for the same periods in the last fiscal year. The increase in income tax expenses was mainly due to higher incomes generated by the subsidiaries which has carry forward tax losses which was partially offset by increase in deferred tax for timing differences recorded by Singapore and Malaysia operation. The income tax expenses included withholding tax held by related companies that were not recoverable from the Inland Revenue Board in Singapore.

The Company accrues penalties and interest related to unrecognized tax benefits when necessary as a component of penalties and interest expenses, respectively. The Company had not accrued any penalties or interest expenses relating to unrecognized benefits at March 31, 2018 and June 30, 2017.

As per the Staff Accounting Bulletin No. 118 (“SAB 118”) issued by SEC “no related provisional amount would be included in an entity’s financial statements for those specific income tax effects for which a reasonable estimate cannot be determined”. Based on the SAB 118 guidance, the company did not provide for tax payable in Q2 of the financial year 2018 as it was unable to determine a reasonable estimate to be included as provisional amounts.

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

The discontinued operations in Indonesia did not incur general and administrative expenses for either the three or nine months ended March 31, 2018 and 2017. The Company anticipates that it may incur additional costs and expenses when the winding up of the business of the subsidiary through which the facilities operated takes place. Management has assessed the costs and expenses to be immaterial, thus no accrual has been made.

Loss from discontinued operations was as follows:

	Three Months Ended		Nine Months Ended
	Mar. 31, 2018	Mar. 31, 2017	Mar. 31, 2018	Mar. 31, 2017
	Unaudited	Unaudited	Unaudited	Unaudited

Revenue	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross margin	-	-	-	-

Operating expenses:
General and administrative	-	-	-	1
Total	-	-	-	1

Other expenses	(3)	-	(5)	(3)

Loss from discontinued operations	(3)	-	(5)	(1)

Less: Loss attributable to Non-controlling interest	(3)	(1)	(6)	-

Loss from discontinued operations	$(6)	$(1)	$(11)	$(4)

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

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted EPS for the years presented herein:

	Three Months Ended		Nine Months Ended
	Mar. 31,	Mar. 31,	Mar. 31,	Mar. 31,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Income attributable to Trio-Tech International common shareholders from continuing operations, net of tax	$(736)	351	520	970
Loss attributable to Trio-Tech International common shareholders from discontinued operations, net of tax	(3)	(1)	(11)	(7)
Net Income Attributable to Trio-Tech International Common Shareholders	$(739)	350	509	963

Weighted average number of common shares outstanding - basic	3,553	3,523	3,553	3,523

Dilutive effect of stock options	219	116	225	54
Number of shares used to compute earnings per share - diluted	3,772	3,639	3,778	3,577

Basic earnings per share from continuing operations attributable to Trio-Tech International	$(0.21)	0.10	0.15	0.28
Basic earnings per share from discontinued operations attributable to Trio-Tech International	-	-	-	-
Basic earnings per share from net income attributable to Trio-Tech International	$(0.21)	$0.10	$0.15	$0.28

Diluted earnings per share from continuing operations attributable to Trio-Tech International	$(0.20)	0.10	0.14	0.27
Diluted earnings per share from discontinued operations attributable to Trio-Tech International	-	-	-
Diluted earnings per share from net income attributable to Trio-Tech International	$(0.20)	$0.10	$0.14	$0.27

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

Assumptions

The fair value for the options granted were estimated using the Black-Scholes option pricing model with the following weighted average assumptions, assuming no expected dividends:

Nine Months Ended
March 31,
	2018	2017
Expected volatility	47.29% to 104.94%	47.29% to 104.94%
Risk-free interest rate	0.30% to 1.05%	0.30% to 1.05%
Expected life (years)	2.50 – 3.25	2.50 – 3.25

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

On March 23, 2018, the Company granted options to purchase 60,000 shares of its Common Stock to employee directors pursuant to the 2017 Employee Plan during the nine month ended March 31, 2018. The Company recognized stock-based compensation expenses of $4 in the nine months ended March 31, 2018 under the 2017 Employee Plan. The balance of unamortized stock-based compensation of $11 based on fair value on the grant date related to options granted under the 2017 Employee Plan is to be recognized over a period of three years. No stock options were exercised during the three and nine months ended March 31, 2017.

As of March 31, 2018, there were vested employee stock options covering a total of 15,000 shares of Common Stock. The weighted-average exercise price was $5.98 and the weighted average contractual term was 4.98 years. The total fair value of vested employee stock options was $90 and remains outstanding as of March 31, 2018.

A summary of option activities under the 2017 Employee Plan during the Nine-month period ended March 31, 2018 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2017	-	$-	-	$-
Granted	60,000	5.98	4.98	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at March 31, 2018	60,000	5.98	4.98	-
Exercisable at March 31, 2018	60,000	5.98	4.98	-

A summary of the status of the Company’s non-vested employee stock options during the nine months ended March 31, 2018 is presented below:

	Options	Weighted Average Grant-Date Fair Value

Non-vested at July 1, 2017	-	$-
Granted	60,000	5.98
Vested	(15,000)	5.98
Forfeited	-	-
Non-vested at March 31, 2018	45,000	$3.83

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

The Company did not grant any options pursuant to the 2007 Employee Plan during the nine months ended March 31, 2018. There were no options exercised during the nine months ended March 31, 2018. The Company recognized stock-based compensation expenses of $3 in the nine months ended March 31, 2018 under the 2007 Employee Plan. The balance unamortized stock-based compensation of $2 based on fair value on the grant date related to options granted under the 2007 Employee Plan is to be recognized over a period of three years.

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

As of March 31, 2018, there were vested employee stock options covering a total of 98,750 shares of Common Stock. The weighted-average exercise price was $3.43 and the weighted average contractual term was 1.98 years.

As of March 31, 2017, there were vested employee stock options covering a total of 79,375 shares of Common Stock. The weighted-average exercise price was $3.36 and the weighted average contractual term was 2.61 years.

A summary of option activities under the 2007 Employee Plan during the Nine-month period ended March 31, 2018 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2017	127,500	$3.52	3.10	$187
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at March 31, 2018	127,500	3.52	2.35	285
Exercisable at March 31, 2018	98,750	3.43	1.98	230

A summary of option activities under the 2007 Employee Plan during the Nine-month period ended March 31, 2017 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2016	90,000	$3.26	3.42	$30
Granted	37,500	4.14	5.00	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at March 31, 2017	127,500	$3.52	3.35	$79
Exercisable at March 31, 2017	79,375	$3.36	2.61	$62

A summary of the status of the Company’s non-vested employee stock options during the nine months ended March 31, 2018 is presented below:

	Options	Weighted Average Grant-Date Fair Value

Non-vested at July 1, 2017	48,125	$3.77
Granted	-	-
Vested	(19,375)	(3.43)
Forfeited	-	-
Non-vested at March 31, 2018	28,750	$3.83

A summary of the status of the Company’s non-vested employee stock options during the nine months ended March 31, 2017 is presented below:

	Options	Weighted Average Grant-Date Fair Value

Non-vested at July 1, 2016	38,750	$3.22
Granted	37,500	4.14
Vested	(28,125)	(3.19)
Forfeited	-	-
Non-vested at March 31, 2017	48,125	$3.77

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

On March 23, 2018, the Company granted options to purchase 80,000 shares of its Common Stock to directors pursuant to the 2017 Directors Plan with an exercise price equal to the fair market value of Common Stock (as defined under the 2017 Directors Plan in conformity with Regulation 409A or the Internal Revenue Code of 1986, as amended) at the date of grant. The fair value of the options granted to purchase 80,000 shares of the Company’s Common Stock was approximately $478 based on the fair value of $5.98 per share determined by the Black Scholes option pricing model. As all of the stock options granted under the 2017 Directors Plan vest immediately at the date of grant, there were no unvested stock options granted under the 2017 Directors Plan as of March 31, 2018. The Company recognized stock-based compensation expenses of $33 in the nine months ended March 31, 2018 under the 2017 Directors Plan.

A summary of option activities under the 2017 Directors Plan during the nine months ended March 31, 2018 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2017	-	$-	-	$-
Granted	80,000	5.98	4.98	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at March 31, 2018	80,000	5.98	4.98	-
Exercisable at March 31, 2018	80,000	5.98	4.98	-

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

The Company did not grant any options pursuant to the 2007 Director Plan during the nine months ended March 31, 2018. There were 20,000 worth of stock options exercised during the nine month period ended March 31, 2018. The Company did not recognize any stock based compensation expenses during the nine months ended March 31, 2018.

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

A summary of option activities under the 2007 Directors Plan during the nine months ended March 31, 2018 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2017	415,000	$3.36	2.93	$673
Granted	-	-	-	-
Exercised	(20,000)	2.59	-	-
Forfeited or expired	(5,000)	2.07	-	-
Outstanding at March 31, 2018	390,000	3.41	2.30	911
Exercisable at March 31, 2018	390,000	3.41	2.30	911

A summary of option activities under the 2007 Directors Plan during the nine months ended March 31, 2017 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2016	415,000	$3.14	3.29	$198
Granted	50,000	4.14	5.00	-
Exercised	-	-	-	-
Forfeited or expired	(50,000)	2.30	-	-
Outstanding at March 31, 2017	415,000	$3.36	3.18	$325
Exercisable at March 31, 2017	415,000	$3.36	3.18	$325

22.  FAIR VALUE OF FINANCIAL INSTRUMENTS APPROXIMATE CARRYING VALUE

In accordance with the ASC Topic 825, the following presents assets and liabilities measured and carried at fair value and classified by level of the following fair value measurement hierarchy in accordance to ASC 820:

There were no transfers between Levels 1 and 2 during the three and nine months ended March 31, 2018 and 2017.

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

TTI generated approximately 99.7% of its revenue from its three core business segments in the test and measurement industry, i.e. manufacturing of test equipment, testing services and distribution of test equipment during the three months ended March 31, 2018. To reduce our risks associated with sole industry focus and customer concentration, the Company expanded its business into the real estate investment and oil and gas equipment fabrication businesses in 2007 and 2009, respectively. The Company’s Indonesia operation and the Indonesia operation’s immediate holding company, which comprised the fabrication services segment, suffered continued operating losses since it commenced its operations, and the cash flow was minimal in the past years. The Company established a restructuring plan to close the fabrication services operation, and in accordance with ASC Topic 205, Presentation of Financial Statement Discontinued Operations (“ASC Topic 205”), the Company presented the operating results from fabrication services as a discontinued operation. The Real Estate segment contributed only 0.3% to the total revenue and has been insignificant since the property market in China has slowed down due to control measures in China.

Manufacturing

TTI develops and manufactures an extensive range of test equipment used in the "front end" and the "back end" manufacturing processes of semiconductors. Our equipment includes leak detectors, autoclaves, centrifuges, burn-in systems and boards, HAST testers, temperature controlled chucks, wet benches and more.

Testing

TTI provides comprehensive electrical, environmental, and burn-in testing services to semiconductor manufacturers in our testing laboratories in Asia and the United States (U.S.). Our customers include both manufacturers and end-users of semiconductor and electronic components, who look to us when they do not want to establish their own facilities. The independent tests are performed to industry and customer specific standards.

Distribution

In addition to marketing our proprietary products, we distribute complementary products made by manufacturers mainly from the U.S., Europe, Taiwan and Japan. The products include environmental chambers, handlers, interface systems, vibration systems, shaker systems, solder ability testers and other semiconductor equipment. Besides equipment, we also distribute a wide range of components such as connectors, sockets, LCD display panels and touch-screen panels. Furthermore, our range of products are mainly targeted for industrial products rather than consumer products whereby the life cycle of the industrial products can last from 3 years to 7 years.

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

Third Quarter Fiscal 2018 Highlights

●
Total revenue increased by $279, or 2.84%, to $10,104 for the third quarter of fiscal 2018, as compared to $9,825 for the same period in fiscal 2017.
●
Manufacturing segment revenue decreased by $1,106, or 26.15%, to $3,124 for the third quarter of fiscal 2018, as compared to $4,230 for the same period in fiscal 2017.
●
Testing segment revenue increased by $936, or 23.54%, to $4,913 for the third quarter of fiscal 2018, as compared to $3,977 for the same period in fiscal 2017.
●
Distribution segment revenue increased by $452, or 28.59%, to $2,033 for the third quarter of fiscal 2018, as compared to $1,581 for the same period in fiscal 2017.
●
Real estate segment revenue decreased by $3, or 8.1%, to $34 for the third quarter of fiscal 2018, as compared to $37 for the same period in fiscal 2017.
●
Gross profit margin in absolute dollars decreased by $215, or 8.79%, to $2,232 for the third quarter of fiscal 2018, as compared to $2,447 for the same period in fiscal 2017.
●
The overall gross profit margin decreased by 2.81% to 22.09% for the third quarter of fiscal 2018, from 24.90% for the same period in fiscal 2017.
●
Income from operations for the third quarter of fiscal 2018 was $234, a decrease of $251 or 51.75%, as compared to $485 for the same period in fiscal 2017.
●
General and administrative expenses increased by $114, or 6.87%, to $1,773 for the third quarter of fiscal year 2018, from $1,659 for the same period in fiscal year 2017.
●
Selling expenses decreased by $41, or 18.47%, to $181 for the third quarter of fiscal year 2018, from $222 for the same period in fiscal year 2017.
●
(Gain)/Loss on disposal of property, plant and equipment increased by $61 to gain of $31 for the third quarter of fiscal year 2018, from loss of $30.
●
Other income increased by $66 to $111 in the third quarter of fiscal year 2018 compared to $45 in the same period in fiscal year 2017.
●
Tax expenses for the third quarter of fiscal year 2018 was $980, an increase of $874, as compared to $106 in the same period in fiscal year 2017 due primarily to a one-time Repatriation Tax.
●
During the third quarter of fiscal year 2018, loss from continuing operations before non-controlling interest, net of tax was $699, a decrease of $1,080, as compared to income of $381 for the same period in fiscal year 2017.
●
Net income attributable to non-controlling interest for the third quarter of fiscal year 2018 was $34, as compared to $30 in the same period in fiscal year 2017.
●
Working capital increased by $448, or 18%, to $7,936 as of March 31, 2018,as compared to $7,488 as of June 30, 2017.
●
Loss per share for the three months ended March 31, 2018 was $(0.21), a decrease of $0.31, as compared to earning per share of $0.10 for the same period in fiscal year 2017.
●
Total assets increased by $2,890 or 8.63% to $36,388 as of March 31, 2018, as compared to $33,498 as of June 30, 2017.
●
Total liabilities increased by $494 or 4.13% to $12,465 as of March 31, 2018, as compared to $11,971 as of June 30, 2017.

Results of Operations and Business Outlook

The following table sets forth our revenue components for the three and nine months ended March 31, 2018 and 2017, respectively.

	Three Months Ended		Nine Months Ended
	Mar. 31,	Mar. 31,	Mar. 31,	Mar. 31,
	2018	2017	2018	2017

Manufacturing	30.9%	43.1%	37.5%	40.2%
Testing Services	48.7	40.5	45.7	43.7
Distribution	20.1	16.1	16.4	15.6
Real Estate	0.3	0.3	0.4	0.5

Total	100.0%	100.0%	100.0%	100.0%

Revenue for the three and nine months ended March 31, 2018 was $10,104 and $31,601, respectively, an increase of $279 and $3,701 respectively, when compared to the revenue for the same periods of the prior fiscal year. As a percentage, revenue increased by 2.84% and 13.27% for the three and nine months ended March 31, 2018, respectively, when compared to total revenue for the same periods of the prior year.

For the three months ended March 31, 2018, the $279 increase in overall revenue was primarily due to

●
an increase in the testing segment in the Singapore, Malaysia and Tianjin operations.
●
an increase in the distribution segment in the Malaysia and Singapore operations

These increases were partially offset by the

●
decrease in the manufacturing segment in the Singapore operations and U.S. operations,
●
decrease in the real estate segment in China operations.

For the nine months ended March 31, 2018, the $3,701 increase in overall revenue was primarily due to

●
an increase in the testing segment in the Singapore, Malaysia and China operations,
●
an increase in the distribution segment in the Singapore and Malaysia operations
●
an increase in the manufacturing segment in the U.S. operations

These increases were partially offset by the

●
decrease in the manufacturing segment in the Singapore operations, and
●
decrease in the real estate segment in China operations.

Revenue into and within China, the Southeast Asia region and other countries (except revenue into and within the U.S.) increased by $397 (or 4.22%) to $9,803, and by $3,683 (or 13.77%) to $30,422 for the three and nine months ended March 31, 2018, respectively, as compared with $9,406 and $26,739, respectively, for the same periods of last fiscal year.

Revenue into and within the U.S. was $300 and $1,179 for the three and nine months ended March 31, 2018, respectively, a decrease of $119 and an increase of $17, respectively, from $419 and $1,162 for the same periods of last fiscal year, respectively.

Revenue for the three and nine months ended March 31, 2018 is discussed within the four segments as follows:

Manufacturing Segment

Revenue in the manufacturing segment as a percentage of total revenue was 30.9% and 37.5% for the three and nine months ended March 31, 2018, respectively, a decrease of 12.2% and 2.78% of total revenue, respectively, when compared to the same periods of the last fiscal year.  The absolute amount of revenue decreased by $1,106 to $3,124 from $4,230 and increased by $641 to $11,862 from $11,221 for the three and nine months ended March 31, 2018, respectively, compared to the same periods of the last fiscal year.

The revenue in the manufacturing segment from a major customer accounted for 47.4% and 55.9% of our total revenue in the manufacturing segment for the three months ended March 31, 2018 and 2017, respectively, and 47.4% and 56.0% of our total revenue in the manufacturing segment for the nine months ended March 31, 2018 and 2017, respectively.

The future revenue in our manufacturing segment will be significantly affected by the purchase and capital expenditure plans of this major customer, if the customer base cannot be increased.

Testing Services Segment

Revenue in the testing segment as a percentage of total revenue was 48.7% and 45.7% for the three and nine months ended March 31, 2018, an increase of 8.2% and 2.0%, respectively, of total revenue when compared to the same periods of the last fiscal year.  The absolute amount of revenue increased by $936 to $4,913 from $3,977 for the three months ended March 31, 2018 and by $2,250 to $14,454 from $12,204 for the nine months ended March 31, 2018, compared to the same periods of the last fiscal year.

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

Distribution Segment

Revenue in the distribution segment as a percentage of total revenue was 20.1% and 16.4% for the three and nine months ended March 31, 2018, an increase of 4.0% and 0.8%, respectively, when compared to the same periods of the prior fiscal year.  The absolute amount of revenue increased by $452 to $2,033 from $1,581, and increased by $815 to $5,175 from $4,360 for the three and nine months ended March 31, 2018, respectively, compared to the same periods of the last fiscal year.

Demand in the distribution segment varies depending on the demand for our customers’ products and the changes taking place in the market and our customers’ forecasts.  Hence it is difficult to accurately forecast fluctuations in the market.

Real Estate Segment

The real estate segment accounted for 0.3% and 0.4% of total net revenue for the three and nine months ended March 31, 2018. The absolute amount of revenue in the real estate segment decreased by $3 to $34 from $37 and by $5 to $110 from $115 for the three and nine months ended March 31, 2018, respectively, compared to the same periods of the last fiscal year. The decrease was primarily due to a decrease in rental income in the real estate segment for the three and nine months ended March 31, 2018.

During fiscal year 2007, TTI invested in real estate property in Chongqing, China, which has generated investment income from rental revenue and investment returns from deemed loan receivables, which were classified as other income. The rental income is generated from the rental properties in MaoYe, JiangHuai and FuLi in Chongqing, China. In the second quarter of fiscal 2015, the investment in JiaSheng, which was deemed as loans receivable, was transferred to down payment for purchase of investment property in China.

Trio-Tech Chongqing Co., Ltd. (“TTCQ”) invested RMB 5,554 in rental properties in Maoye during fiscal year 2008, RMB 3,600 in rental properties in JiangHuai during fiscal year 2010 and RMB 4,025 in rental properties in FuLi during fiscal year 2010. The total investment in properties in China was RMB 13,179, or approximately $2,094 and $1,944 as at March 31, 2018 and June 30, 2017, respectively. The carrying value of these investment properties in China was RMB 7,748 and RMB 8,242, or approximately $1,231 and $1,216 as at March 31, 2018 and June 30, 2017, respectively. For the three and nine months ended March 31, 2018, these properties generated a total rental income of $34 and $110, respectively, as compared to $37 and $115, respectively, for the same periods of the last fiscal year. TTCQ’s investment in properties that generated rental income is discussed further in this Form 10-Q.

TTCQ has yet to receive the title deed for properties purchased from JiangHuai. TTCQ is in the legal process of obtaining the title deed, which is dependent on JiangHuai completing the entire project. JiangHuai property did not generate any income during the three and nine months ended March 31, 2018, and 2017.

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

The shop lots are to be delivered to TTCQ upon completion of the construction of the shop lots in the Singapore Themed Resort Project. The initial targeted date of completion was December 31, 2016. Based on discussions with the developers, the completion date is estimated to be December 31, 2019.

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

We are in the process of implementing an Enterprise Resource Planning (“ERP”) system, as part of a multi-year plan to integrate and upgrade our systems and processes. The implementation of this ERP system is scheduled to occur in phases over the next few years, and began with the migration of certain of our operational and financial systems in our Singapore operations to the new ERP system during the second quarter of fiscal 2017. This implementation effort is continuing and will continue in fiscal 2019, when the operational and financial systems in our Malaysia operation will be substantially transitioned to the new system.

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

Comparison of the Three Months Ended March 31, 2018 and March 31, 2017

The following table sets forth certain consolidated statements of income data as a percentage of revenue for the three months ended March 31, 2018 and 2017, respectively:

	Three Months Ended
	Mar. 31, 2018	Mar. 31, 2017

Revenue	100.0%	100.0%
Cost of sales	77.9	75.1
Gross Margin	22.1%	24.9%
Operating expenses
General and administrative	17.5%	16.9%
Selling	1.8	2.3
Research and development	0.7	0.5
(Gain) / Loss on disposal of property, plant and equipment	(0.3)	0.3
Total operating expenses	19.7%	20.0%
Income from Operations	2.4%	4.9%

Overall Gross Margin

Overall gross margin as a percentage of revenue decreased by 2.8% to 22.1% for the three months ended March 31, 2018, from24.9% in the same period of the last fiscal year. In terms of absolute dollar amounts, gross profits decreased by $215 to $2,232 for the three months ended March 31, 2018, from $2,447 as compared to the same period of the last fiscal year. There was a decrease in gross profit margin, in absolute dollars, across all the segments.

Gross profit margin as a percentage of revenue in the manufacturing segment decreased by 1.9% to 19.0% for the three months ended March 31, 2018, from 20.9% in the same period of the last fiscal year. The decrease in gross margin was due to the change in product mix of some operations and Singapore operations, where there was an increase in sales of products that had lower profit margins and a decrease in sales of products that had higher profit margins as compared to the same period of last fiscal year. As a result, the increase in manufacturing revenue was lower than the increase in cost for the three months ended March 31, 2018, as compared to the same period last fiscal year. In absolute dollar amounts, gross profits in the manufacturing segment decreased by $291 to $594 for the three months ended March 31, 2018 from $885 for the same period of last fiscal year.

Gross profit margin as a percentage of revenue in the testing segment decreased by 5.8% to 28.9% for the three months ended March 31, 2018, from 34.7% in the same period of the last fiscal year.  The decrease in profit margin as a percentage of revenue was mainly due to a decrease in high margin testing revenue in Asia operations. Furthermore, there was an increase in compliance costs in the Malaysia operations which resulted in an increase in the cost of sales. In absolute dollar amounts, gross profit in the testing segment increased by $42 to $1,422 for the three months ended March 31, 2018 from $1,380 for the same period of the last fiscal year.

Gross profit margin of the distribution segment is not only affected by the market price of our products, but also by our product mix, which changes frequently as a result of changes in market demand. Gross profit margin as a percentage of revenue in the distribution segment decreased by 0.6% to 10.4% for the three months ended March 31, 2018, from 11.0% in the same period of the last fiscal year. The operations resulting in an decrease in sales of products that had higher profit margin and an increase in sales of products that had lower profit margin, as compared to the same period of last fiscal year. In terms of absolute dollar amounts, gross profit in the distribution segment for the three months ended March 31, 2018 was $212, an increase of $38 as compared to $174 in the same period of last fiscal year.

Gross profit margin as a percentage of revenue in the real estate segment was 11.8% for the three months ended March 31, 2018, as compared to 21.6% in the same period of the last fiscal year. In absolute dollar amounts, gross profit in the real estate segment for the three months ended March 31, 2018 was $4, a decrease of $4 from $8 in the same period of last fiscal year.  The decrease was primarily due to a decrease in rental income from the MaoYe and Fu Li investment property, as compared to the same period in the last fiscal year.

Operating Expenses

Operating expenses for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended
	Mar. 31, 2018	Mar. 31, 2017
(Unaudited)
General and administrative	$1,773	$1,659
Selling	181	222
Research and development	75	51
(Gain) / Loss on disposal of property, plant and equipment	(31)	30
Total	$1,998	$1,962

General and administrative expenses increased by $114, or 6.9%, from $1,659 to $1,773 for the three months ended March 31, 2018 compared to the same period of last fiscal year. The increase in the general and administrative expenses was mainly attributable to the U.S., Malaysia and Tianjin, China operations, which was partially offset by the decrease in the Singapore operations.

The increase in general and administrative expenses was primarily due to the increase in payroll related expenses in the U.S., Malaysia and staff welfare expenses in China operations. This increase was partially offset by a decrease in the Singapore operations as a result of lower payroll and bonus in the three months ended March 31, 2018 as compared to the same period of last fiscal year.

Selling expenses decreased by $41 or 18.5%, for the three months ended March 31, 2018, from $222 to $181, as compared to the same period of the last fiscal year. The decrease was mainly due to a decrease in commission expenses in the Singapore operations in the three months ended March 31, 2018 as compared to the same period of last fiscal year.

Research and development expenses increased by $24, for the three months ended March 31, 2018, from $51 to $75, as compared to the same period of the last fiscal year. The increase was mainly attributable to the increase of Singapore manufacturing operations.

Gain on disposal of property, plant and equipment for the three months ended March 31, 2018, was $31 as compared to loss on disposal of property, plant and equipment of $30 for the same period of the last fiscal year. The change was mainly attributable to the gain on disposal of property, plant and equipment in Malaysia testing operations.

Income from Operations

Income from operations was $234 for the three months ended March 31, 2018, as compared to $485 for the same period of last fiscal year. The decrease was mainly due to the decrease in gross profit margin as discussed earlier.

Interest Expense

Interest expense for the third quarter of fiscal years 2018 and 2017 were as follows:
	Three Months Ended
	Mar. 31, 2018	Mar. 31, 2017
(Unaudited)
Interest expense	$64	$43

Interest expense increased by $21 to $64 from $43 for the three months ended March 31, 2018. The increase was due to higher bank loan payable for the three months ended March 31,2018, which was $1,969 as compared to 1,812 for the same period in prior year.

Other Income

Other income for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended
	Mar. 31, 2018	Mar. 31, 2017
(Unaudited)
Interest income	$19	$14
Other rental income	28	24
Exchange loss	(5)	(88)
Other miscellaneous income	69	95
Total	$111	$45

Other income for the three months ended March 31, 2018 was $111, an increase of $66 as compared to $45 for the same period last fiscal year. This increase was mainly attributable to decrease of $83 in foreign exchange loss .Foreign exchange loss of for the three months ended March 31, 2018 was $5 as compared to a loss of $88 for the same period in last fiscal year.

Income Tax Expenses

Income tax expenses for the three months ended March 31, 2018 were $980, an increase of 874 as compared to $106 for the same period of last fiscal year. The increase in income tax expenses was mainly due to the provision of tax expenses effect of the Tax Cuts and Jobs Act which requires a mandatory one-time repatriation of certain post-1986 earnings and profits that were deferred from US taxation by Company’s foreign subsidiaries and partially offset by the decrease in withholding tax payment by the Singapore operation.

Non-controlling Interest

As of March 31, 2018, we held a 55% interest in Trio-Tech (Malaysia) Sdn. Bhd., Trio-Tech (Kuala Lumpur) Sdn. Bhd., SHI International Pte. Ltd. and PTSHI Indonesia, and a 76% interest in Prestal Enterprise Sdn. Bhd. The non-controlling interest for the three months ended March 31, 2018, in the net income of subsidiaries was $34, compared to $30 for the same period of the previous fiscal year. The increase in the non-controlling interest in the net income of subsidiaries was attributable to the increase in net income generated by the Malaysia manufacturing and testing operation compared to the same period in the last fiscal year.

Net (Loss) / Income

Net loss was $739 for the three months ended March 31, 2018, as compared to net income of $350 for the three months ended March 31, 2018. The change in net income was mainly due to the provision for tax expenses of $980, due to the effect of the Tax Cuts and Jobs Act and also decrease in gross profit margin, as discussed earlier.

Loss per Share

Basic loss per share from continuing operations was $0.21 for the three months ended March 31, 2018 as compared to earnings per share of $0.10 for the same period in the last fiscal year. Basic earnings per share from discontinued operations were nil for both the three months ended March 31, 2018 and 2017.

Diluted loss per share from continuing operations was $0.20 for the three months ended March 31, 2018 as compared to earnings per share of $0.10 for the same period in the last fiscal year. Diluted earnings per share from discontinued operations were nil for both the three months ended March 31, 2018 and 2017.

Segment Information

The revenue, gross margin and income from each segment for the third quarter of fiscal years 2018 and 2017, respectively, are presented below. As the revenue and gross margin for each segment have been discussed in the previous section, only the comparison of income from operations is discussed below.

Manufacturing Segment

The revenue, gross margin and (loss) / income from operations for the manufacturing segment for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended
	Mar. 31, 2018	Mar. 31, 2017
(Unaudited)
Revenue	$3,124	$4,230
Gross margin	19.0%	20.9%
(Loss) / Income from operations	$(105)	$169

Loss from operations in the manufacturing segment was $105 for the three months ended March 31, 2018, as compared to a gain of $169 in the same period of the last fiscal year. The decline of $274 was primarily due to a lower demand from our major customer and also different product mix which decreased our gross profit margin. Furthermore, the decrease in operating expenses are lower than the decrease in gross profit, resulting in a loss from operations. Operating expenses for the manufacturing segment were $699 and $716 for the three months ended March 31, 2018 and 2017, respectively.  The decrease in operating expenses was mainly due to a decrease in selling expenses of $43, which was partially offset by an increase in general and administrative of $11, increase in corporate overhead by $12 and research and development cost of $3, as compared to the same period of last fiscal year. The decrease in selling expenses was primarily due to a lower agent commission expenses as the commissionable revenue decreased in Singapore operations. The increase in general and administrative expenses was due to an increase in payroll related expenses in U.S. operations. The increase in corporate overhead expenses was due to a change in the corporate overhead allocation method as compared to the same period last fiscal year. Corporate charges are allocated on a pre-determined fixed charge basis.

Testing Segment

The revenue, gross margin and income from operations for the testing segment for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended
	Mar. 31, 2018	Mar. 31, 2017
(Unaudited)
Revenue	$4,913	$3,977
Gross margin	28.9%	34.7%
Income from operations	$428	$200

Income from operations in the testing segment for the three months ended March 31, 2018 was $428, an increase of $228 compared to $200 in the same period of last fiscal year. The increase in operating income was mainly attributable to an increase of $42 in gross margin and a decrease of $186 in operating expenses. Operating expenses were $994 and $1,180 for the three months ended March 31, 2018 and 2017, respectively. The decrease in operating expenses was mainly attributable to a decrease in corporate overhead expenses by $264 and increase in gain from disposal of fixed assets by $61, which was partially offset by an increase in general and administrative expenses by $117 and research and development cost by $21. The increase in general and administrative expenses was due to a revision in the method of allocation of payroll related expenses between segments in the Singapore operations and payroll related expenses in the China operations. The decrease in corporate overhead expenses was due to a change in the corporate overhead allocation method as compared to the same period last fiscal year. Corporate charges are allocated on a pre-determined fixed charge basis.

Distribution Segment

The revenue, gross margin and income from operations for the distribution segment for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended
	Mar. 31, 2018	Mar. 31, 2017
(Unaudited)
Revenue	$2,033	$1,581
Gross margin	10.4%	11.0%
Income from operations	$117	$101

Income from operations in the distribution segment increased by $16 to $117 for the three months ended March 31, 2018, as compared to $101 in the same period of last fiscal year. The increase in operating income was primarily due to an increase in gross margin by $38 as discussed earlier, which was partially offset by an increase in operating expenses of $22. Operating expenses were $95 and $73 for the three months ended March 31, 2018 and 2017, respectively.

Real Estate Segment

The revenue, gross margin and loss from operations for the real estate segment for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended
	Mar. 31, 2018	Mar. 31, 2017
(Unaudited)
Revenue	$34	$37
Gross margin	11.8%	21.6%
Loss from operations	$(18)	$(14)

Loss from operations in the real estate segment for the three months ended March 31, 2018 was $18, as compared to loss of $14 for the same period of the last fiscal year.  The increase in operating loss was mainly due to a decrease in gross margin as discussed earlier.

Corporate

The (loss) / income from operations for corporate for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended
	Mar. 31, 2018	Mar. 31, 2017
(Unaudited)
(Loss) / income from operations	$(188)	$29

Corporate operating loss for the three months ended March 31, 2018 was 188 as compared to income of $29 in the same period of the last fiscal year.  The change from an operating income to an operating loss was mainly attributable to the change in corporate overhead allocation method during the three months ended March 31, 2018, as compared to the same period last fiscal year.

Comparison of the Nine Months Ended March 31, 2018 and March 31, 2017

The following table sets forth certain consolidated statements of income data as a percentage of revenue for the nine months ended March 31, 2018 and 2017, respectively:

	Nine Months Ended
	Mar. 31, 2018	Mar. 31, 2017

Revenue	100.0%	100.0%
Cost of sales	75.4	74.6
Gross Margin	24.6%	25.5%
Operating expenses:
General and administrative	16.9%	18.6%
Selling	1.9	2.1
Research and development	1.2	0.6
(Gain)/Loss on sale of property, plant & equipment	(0.1)	0.1
Total operating expenses	19.9%	21.4%
Income from Operations	4.7%	4.1%

Overall Gross Margin

Overall gross margin as a percentage of revenue decreased by 0.9% to 24.6% for the nine months ended March 31, 2018, from 25.5% in the same period of last fiscal year, primarily due to a decrease in the gross profit margin in the testing and real estate segments, which was partially offset by an increase in the gross profit margin in the manufacturing and distribution segments. In terms of absolute dollar amounts, gross profits increased by $688 to $7,787 for the nine months ended March 31, 2018, from $7,099 for the same period of the last fiscal year.

Gross profit margin as a percentage of revenue in the manufacturing segment increased by 0.2% to 22.1% for the nine months ended March 31, 2018, from 21.9% in the same period of the last fiscal year. In absolute dollar amounts, gross profit increased by $157 to $2,616 for the nine months ended March 31, 2018 as compared to $2,459 for the same period in last fiscal year. The increase in absolute dollar amount of gross margin was primarily due to the change in product mix of some operations, where there was an increase in sales of products that had higher profit margins and a decrease in sales of products that had lower profit margins as compared to the same period of last fiscal year. As a result, the increase in manufacturing revenue was higher than the increase in cost for the nine months ended March 31, 2018, as compared to the same period last fiscal year.

Gross profit margin as a percentage of revenue in the testing segment decreased by 2.3% to 31.6% for the nine months ended March 31, 2018 from 33.9% in the same period of the last fiscal year. The decrease in profit margin as a percentage of revenue was mainly due to a decrease in high margin testing revenue in Asia operations. Furthermore, there was an increase in compliance costs in the Malaysia operations which increased in the cost of sales. As significant portions of our cost of goods sold are fixed for testing segment, gross profit is impacted when demand from testing customer slow down for some operations. In terms of absolute dollar amounts, gross profit in the testing segment increased by $438 to $4,573 for the nine months ended March 31, 2018, from $4,135 for the same period of the last fiscal year.

Gross profit margin as a percentage of revenue in the distribution segment increased by 0.5% to 11.1% for the nine months ended March 31, 2018, from 10.6% in the same period of the last fiscal year. In terms of absolute dollar amounts, gross profit in the distribution segment for the nine months ended March 31, 2018 was $577, an increase of $116 as compared to $461 in the same period of the last fiscal year. The increase in gross margin was due to the change in product mix, as this segment had fewer sales of products with a lower profit margin as compared to the same period of last fiscal year. The gross profit margin of the distribution segment was not only affected by the market price of our products, but also our product mix, which changes frequently as a result of changes in market demand.

Gross profit margin as a percentage of revenue in the real estate segment decreased by 19.2% to 19.1% for the nine months ended March 31, 2018, from 38.3% in the same period of the last fiscal year. In terms of absolute dollar amounts, gross profit decreased by $23 to $21 for the nine months ended March 31, 2018 as compared to $44 for the same period in last fiscal year. The decrease was due to the a reversal of overprovision for taxes in the nine months ended Mar 31, 2017 while there was none in the same period this fiscal year and also decrease in rental income from both investment properties, MaoYe and FuLi, as compared to the same period in the last fiscal year.

Operating Expenses

Operating expenses for the nine months ended March 31, 2018 and 2017 were as follows:

	Nine months ended
	Mar. 31, 2018	Mar. 31, 2017
(Unaudited)
General and administrative	$5,339	$5,178
Selling	612	587
Research and development	377	156
(Gain)/ Loss on disposal of property, plant and equipment	(20)	38
Total	$6,308	$5,959

General and administrative expenses increased by $161, or 3.1%, from $5,178 to $5,339 for the nine months ended March 31, 2018 compared to the same period of the last fiscal year. There was an increase in general and administrative expenses in the U.S. and Tianjin, China operations, which was partially offset by the decrease in general and administrative expenses in all other operations.

The increase in general and administrative expenses was primarily due to the increase in payroll related expenses in the U.S. and China operations and also increase in staff welfare expenses in China operations. This increase was partially offset mainly by a decrease in payroll related expenses in the Singapore operations for the nine months ended March 31, 2018, as compared to the same period of last fiscal year.

Selling expenses increased by $25, or 4.3%, for the nine months ended March 31, 2018, from $587 to $612 compared to the same period of the last fiscal year. The increase was mainly due to an increase in commission expenses in the U.S. and Singapore operations as the commissionable revenue increased as compared to the same period of last fiscal year.

Research and development expenses increased by $221, for the nine months ended March 31, 2018, from $156 to $377, as compared to the same period of the last fiscal year. The increase was mainly attributable to the increase of Singapore operations and partially offset by the decrease in U.S. operations.

Gain on disposal of property, plant and equipment for the nine months was $20 as compared to a loss on disposal of property, plant & equipment of $38, for the same period of the last fiscal year. The change was mainly attributable to the gain on disposal of property, plant and equipment from Malaysia operations.

Income from Operations

Income from operations was $1,479 for the nine months ended March 31, 2018 as compared to $1,140 for the same period of the last fiscal year. The increase was mainly due to the increase in gross profit margin being greater than the increase in operating expenses, as discussed earlier.

Interest Expense

Interest expense for the nine months ended March 31, 2018 and 2017 were as follows:

	Nine months ended
	Mar.31, 2018	Mar.31, 2017
(Unaudited)
Interest expense	$174	$149

Interest expense increased by $25 to $174 from $149 for the nine months ended March 31, 2018 as compared to the same period of the last fiscal year. The increase is due to higher bank loan.

Other Income

Other income for the nine months ended March 31, 2018 and 2017 were as follows:

	Nine months ended
	Mar. 31, 2018	Mar. 31, 2017
(Unaudited)
Interest income	$39	$26
Other rental income	81	74
Exchange (loss)/ gain	(26)	94
Other miscellaneous income	217	164
Total	$311	$358

Other income for the nine months ended March 31, 2018 was $311, a decrease of $47 as compared to $358 for the same period last fiscal year. This decrease was mainly attributable to decrease of foreign exchange gain. Foreign exchange loss of $26 for the nine months ended March 31, 2018 as compared to and exchange gain of $94 for the same period last fiscal year and also a non-recurring reimbursement income.

Income Tax Expenses

Income tax expense for the nine months ended March 31, 2018 was $1,035, an increase of $779, as compared to $256 for the same period of last fiscal year. The increase in income tax expenses was mainly due to the provision of tax expenses effect of the Tax Cuts and Jobs Act which requires a mandatory one-time repatriation of certain post-1986 earnings and profits that were deferred from US taxation by Company’s foreign subsidiaries and partially offset by the decrease in the withholding tax payment by the Singapore operation.

Non-controlling Interest

As of March 31, 2018, we held a 55% interest in Trio-Tech Malaysia, Trio-Tech (Kuala Lumpur) Sdn. Bhd., SHI International Pte. Ltd. and PTSHI Indonesia, and a 76% interest in Prestal Enterprise Sdn. Bhd. The net income attributable to our non-controlling interest in these subsidiaries for the nine months ended March 31, 2018 was $61, a decrease of $65, as compared to $126 for the same period of last fiscal year. The decrease was attributable to the decrease in net income generated by the Malaysia testing operations due to a decrease in gross profit margin and other income as compared to the same period in the last fiscal year

Loss from Discontinued Operations

Loss from discontinued operations was $11 for the nine months ended March 31, 2018, an increase of $4 as compared to a loss of $7 for the same period of the last fiscal year.

Net Income

Net income was $570 for the nine months ended March 31, 2018, decrease of $519, as compared to a net income of $1,089 for the same period in the last fiscal year. The decrease was mainly due to the provision of tax expenses of $900 effect of the Tax Cuts and Jobs Act and offset by the increase in operating income as discussed earlier.

Earnings per Share

Basic earnings per share from continuing operations was $0.15 for the nine months ended March 31, 2018 as compared to $0.28 for the same period in the last fiscal year. Basic earnings per share from discontinued operations were nil for both the nine months ended March 31, 2018 and 2017.

Diluted earnings per share from continuing operations was $0.14 for the nine months ended March 31, 2018 as compared to $0.27 for the same period in the last fiscal year. Diluted earnings per share from discontinued operations were nil for both the nine months ended March 31, 2018 and 2017.

Segment Information

The revenue, gross profit margin, and income or loss from each segment for the nine months ended March 31, 2018 and 2017, respectively, are presented below.  As the segment revenue and gross margin for each segment have been discussed in the previous section, only the comparison of income from operations is discussed below.

Manufacturing Segment

The revenue, gross margin and income or loss from operations for the manufacturing segment for the nine months ended March 31, 2018 and 2017 were as follows:

	Nine months ended
	Mar. 31, 2018	Mar. 31, 2017
(Unaudited)
Revenue	$11,862	$11,221
Gross margin	22.1%	21.9%
Income / (loss) from operations	$188	$(153)

Income from operations from the manufacturing segment was $188 for the nine months ended March 31, 2018, an improvement of $341 as compared to a loss of $153 in the same period of the last fiscal year, due to an increase of gross profit margin by $157 and decrease in operating expenses by $184. Operating expenses for the manufacturing segment were $2,428 and $2,612 for the nine months ended March 31, 2018 and 2017, respectively. The decrease in operating expenses of $184 was mainly due to a decrease in general and administrative expenses of $626, which was partially offset by an increase in corporate overhead of $281, and increase in research and development expenses of $163 as compared to the same period of last fiscal year. The decrease in general and administrative expenses was primarily due to a revision in the method of allocation of payroll related expenses between segments in the Singapore operations and lower of software license fees in the Singapore operations.

Testing Segment

The revenue, gross margin and income from operations for the testing segment for the nine months ended March 31, 2018 and 2017 were as follows:

	Nine months ended
	Mar. 31, 2018	Mar. 31, 2017
(Unaudited)
Revenue	$14,454	$12,204
Gross margin	31.6%	33.9%
Income from operations	$1,281	$990

Income from operations in the testing segment for the nine months ended March 31, 2018 was $1,281, an increase of $291 compared to $990 in the same period of the last fiscal year. The increase in operating income was attributable to an increase in gross profit of $438 and increase of operating expenses of $147. Operating expenses were $3,292 and $3,145 for the nine months ended March 31, 2018 and 2017, respectively. The increase in operating expenses was mainly attributable to an increase in general and administrative expenses of $638 which was partially offset by a decrease in corporate overhead of $514.The increase in general and administrative expenses was due to a revision in the method of allocating payroll related expenses between segments in the Singapore operations and an increase in payroll related expenses in the Tianjin, China operations. The decrease in corporate overhead expenses was due to a change in the corporate overhead allocation method as compared to the same period last fiscal year. Corporate charges are allocated on a pre-determined fixed charge basis.

Distribution Segment

The revenue, gross margin and income from operations for the distribution segment for the nine months ended March 31, 2018 and 2017 were as follows:

	Nine months ended
	Mar. 31, 2018	Mar. 31, 2017
(Unaudited)
Revenue	$5,175	$4,360
Gross margin	11.1%	10.6%
Income from operations	$337	$235

Income from operations in the distribution segment for the nine months ended March 31, 2018 was $337, an increase of $102 as compared to $235 in the same period of the last fiscal year. The increase in operating income was primarily due to an increase in gross profit margin of $116 which were partially offset by an increase in operating expenses of $14. Operating expenses were $240 and $226 for the nine months ended March 31, 2018 and 2017, respectively.

Real Estate Segment

The revenue, gross margin and loss from operations for the real estate segment for the nine months ended March 31, 2018 and 2017 were as follows:

	Nine months ended
	Mar. 31, 2018	Mar. 31, 2017
(Unaudited)
Revenue	$110	$115
Gross margin	19.1%	38.3%
Loss from operations	$(38)	$(20)

Loss from operations in the real estate segment for the nine months ended March 31, 2018 was $38, an increase of $18 as compared to a loss of $20 for the same period of the last fiscal year.  The increase in operating loss was mainly due to an increase in gross loss of $23 and decrease of operating expenses of $5, as discussed earlier. Operating expenses were $59 and $64 for the nine months ended March 31, 2018 and 2017, respectively.

Corporate

The (loss)/ gain from operations for corporate for the nine months ended March 31, 2018 and 2017 were as follows:

	Nine months ended
	Mar. 31, 2018	Mar. 31, 2017
(Unaudited)
(Loss) / income from operations	$(289)	$88

Operating loss in the corporate office for the nine months ended March 31, 2018 was $289, representing a change of $377, as compared to an income of $88 for the same period of the last fiscal year.  The change from an operating income to an operating loss was mainly attributable to a different corporate overhead allocation method during the nine months ended March 31, 2018, as compared to the same period last fiscal year.

Financial Condition

During the nine months ended March 31, 2018 total assets increased by $2,890 from $33,498 as at June 30, 2017 to $36,388. The increase in total assets was primarily due to an increase in cash and cash equivalents, inventory, deferred tax assets, property, plant and equipment, other assets, and restricted term deposits, which were partially offset by a decrease in short term deposits, trade accounts receivable, other receivables and prepaid expenses.

Cash and cash equivalents were $5,376 as at March 31, 2018, reflecting an increase of $604 from $4,772 as at June 30, 2017, mainly due to uplift of short-term deposit in the Malaysia operation. This increase was partially offset by the decrease in utilization of credit facilities in our Singapore operation.

Short-term deposits were $678 as at March 31, 2018, reflecting a decrease of $109 from $787 as at June 30, 2017, primarily due to uplift of short-term deposit in the Malaysia operation.

As at March 31, 2018, the trade accounts receivable balance decreased by $392 to $8,617 from $9,009 as at June 30, 2017, mainly due to shorter collection cycles in the Singapore operations and foreign currency exchange difference between the functional currency and U.S. dollars for the nine months ended March 31, 2018. The number of days’ sales outstanding in accounts receivables was 75 and 83 days at the end of the third quarter of fiscal year 2018 and for the fiscal year ended 2017, respectively.

As at March 31, 2018, other receivables were $392, reflecting a decrease of $9 from $401 as at June 30, 2017. The decrease was primarily due to decrease of input tax in Singapore operations and offset by increase of tax incentives in the China operations in the third quarter of fiscal year 2018.

Inventories as at March 31, 2018 were $2,369, reflecting an increase of $613, as compared to $1,756 as at June 30, 2017. The increase in inventory was mainly due to a delay in shipment as a result of external factors and higher inventory turnover days in the Singapore operations.

Prepaid expenses were $219 as at March 31, 2018 compared to $226 as at June 30, 2017. The decrease of $7 was primarily due to capitalization of fixed asset in Malaysia operation and partially offset by increase of insurance and software related prepayment.

Property, plant and equipment, net increased by $1,590 from $11,291 as at June 30, 2017, to $12,881 as at March 31, 2018, mainly due to higher capital expenditure in the Singapore, Malaysia and Tianjin, China operations and a foreign currency exchange difference between the functional currency and U.S. dollars for the nine months ended March 31, 2018.

Other assets increased by $393 to $2,315 as at March 31, 2018, as compared to $1,922 as at June 30, 2017. This was mainly due to increase of down payment of assets from June 30, 2017 to March 31, 2018.

Restricted term deposits increased by $104 to $1,761 as at March 31, 2018, as compared to $1,657 as at June 30, 2017. This was primarily due to the foreign currency exchange difference between functional currency and U.S. dollars from June 30, 2017 to March 31, 2018.

Utilized lines of credit decreased by $1,245 to $1,311 as at March 31, 2018 compared to $2,556 as at June 30, 2017, which was mainly due to lower utilization of lines of credit by the Singapore operation in the first quarter of fiscal year 2018.

Accounts payable decreased by $1,130 to $2,099 as at March 31, 2018, as compared to $3,229 as at June 30, 2017. This was mainly due to the foreign currency exchange difference between the functional currency and U.S. dollars for the nine months ended March 31, 2018.

Accrued expenses increased by $1,605 to $4,648 as at March 31, 2018, as compared to $3,043 as at June 30, 2017. The increase in accrued expenses was mainly due to an increase in purchase accruals in the Singapore and Tianjin, China operations.

Bank loans payable increased by $157 to $1,969 as at March 31, 2018, as compared to $1,812 as at June 30, 2017. This was due to an additional loan made by the Singapore operation, partially offset by repayment of bank loans by the Malaysia operation.

Capital leases increased by $115 to $874 as at March 31, 2018, as compared to $759 as at June 30, 2017. This was due to new capital leases in the Malaysia operations, partially offset by repayment of capital leases by the Singapore operations.

Liquidity Comparison

Net cash provided by operating activities increased by $109 to $3,122 for the nine months ended March 31, 2018, compared to $3,013 during the same period of the last fiscal year. The increase in net cash generated by operating activities was primarily due to increase in cash inflow of $223 in inventories and increase of provision of tax payable of 901. These were partially offset by a decrease in cash inflow from other receivable of $277, account payable and accrued expenses of $ 241 and other assets of $128.

Net cash used in investing activities increased by $488 to $1,805 for the nine months ended March 31, 2018, compared to $1,317 during the same period of the last fiscal year.  The increase was primarily due to $583 in capital spending. This increase in net cash used in investing activities was partially offset by the $140 increase in proceeds from maturing of restricted and unrestricted deposits.

Net cash used in financing activities increased by $410 to $1,455 for the nine months ended March 31, 2018, compared to $1,045 during the same period of the last fiscal year. The increase was mainly due to an increase in repayment for lines of credit of $1,226, which was partially offset by an increase in cash generated through borrowings from bank loans and capital leases in repayment of $720.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2018, the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective at a reasonable level.

Except as discussed below, there has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2018 that has materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Enterprise Resource Planning (ERP) Implementation

We are in the process of implementing an ERP System, as part of a multi-year plan to integrate and upgrade our systems and processes. The implementation of this ERP system is scheduled to occur in phases over the next few years, and began with the migration of certain of our operational and financial systems in our Singapore operations to the new ERP system during the second quarter of fiscal 2017. During the third quarter of fiscal 2018, the operational and financial systems in Singapore have been substantially transitioned to the new system. This implementation effort will continue in fiscal 2019, when the operational and financial systems in our Malaysia operation will be substantially transitioned to the new system.

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

On February 22, 2018, the Company issued to one vendor an aggregate of 10,000 shares of the Common Stock of the Company in exchange for professional services rendered, which offer and sale was not registered under the Securities Act. The closing sales price of the Common Stock on February 22, 2018 was $3.91. The aggregate consideration in professional services received by the Company from the vendor was not less than $39,100. The offer and sale of the shares to the vendor were exempt from registration under the Securities Act under Section 4(a)(2) of the Securities Act. No other unregistered sales of securities by the Company occurred during the period covered by this Form 10-Q.

Item 3.          Defaults Upon Senior Securities

Not applicable.

Item 4.          Mine Safety Disclosures

Not applicable.

Item 5.          Other Information

Not applicable.

Item 6.          Exhibits

31.1	Rule 13a-14(a) Certification of Principal Executive Officer of Registrant

31.2	Rule 13a-14(a) Certification of Principal Financial Officer of Registrant

32	Section 1350 Certification

101.INS XBRL Instance Document
101.SCHXBRL Taxonomy Extension Schema
101.CALXBRL Taxonomy Extension Calculation Linkbase
101.DEFXBRL Taxonomy Extension Definition Linkbase
101.LABXBRL Taxonomy Extension Label Linkbase
101.PREXBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIO-TECH INTERNATIONAL /s/ Victor H.M. Ting VICTOR H.M. TING Vice President and Chief Financial Officer (Principal Financial Officer) Dated: May 18, 2018