Form 10-K
period 2018-06-30
TRIO-TECH INTERNATIONAL
filed 2018-09-25
CIK 732026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018

OR

☞
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act. ⬜Yes ☑No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ⬜Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑Yes ⬜ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑Yes ⬜ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in a definitive proxy statement or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐            Accelerated Filer  ☐            Non-Accelerated Filer  ☐            Smaller Reporting Company  ☑          Emerging Growth Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ⬜Yes ☑No

The aggregate market value of voting stock held by non-affiliates of Registrant, based upon the closing price of $7.01 for shares of the registrant’s Common Stock on December 31, 2017, the last business day of the registrants most recently completed second fiscal quarter as reported by the NYSE MKT, was approximately $12,052,000. In calculating such aggregate market value, shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock (including shares with respect to which a holder has the right to acquire beneficial ownership within 60 days) were excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock outstanding as of September 1, 2018 was 3,553,055.

Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference information from Registrant’s Proxy Statement for its 2018 Annual Meeting of Shareholders to be filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K.

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

During fiscal year 2018, the Company operated its business in four segments: manufacturing, testing services, distribution and real estate. Geographically, the Company operates in the United States (“U.S.”), Singapore, Malaysia, Thailand and China. It operates six testing service facilities; one in the U.S. and five in Asia. It operates two manufacturing facilities: one in the U.S.and the other in Asia. Its distribution segment and real estate segment operate primarily in Asia. Its major customers are concentrated in Asia and they are either semiconductor chip manufacturers or testing facilities that purchase testing equipment. For information relating to revenues, profit and loss and total assets for each of the segments, see Note 19 - Business Segments contained in the consolidated financial statements included in this Form 10-K.

Company History – Certain Highlights up to Fiscal Year 2018

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
2018
Trio-Tech (Tianjin) Co. Ltd. re-certified to ISO 9001:2015 standards. (Apr 2018).
Trio-Tech International Pte. Ltd. (Singapore) re-certified to ISO 9001:2015 standards. (Jun 2018)
Trio-Tech (Malaysia) Sdn. Bhd. re-certified to ISO 9001:2015 standards. (Jun 2018)
Trio-Tech (Bangkok) Co. Ltd. re-certified to ISO 9001:2015 standards. (Jun 2018)
Trio-Tech International Pte. Ltd. (Singapore) re-certified to ISO 14001:2015 standards. (Jun 2018)

Overall Business Strategies

Our core business is and historically has been in the semiconductor industry (testing services, manufacturing-assembly) manufacturing and distribution. Revenue from this industry accounted for 99.7% and 99.6% for fiscal years 2018 and 2017 respectively. The semiconductor industry has experienced periods of rapid growth, but has also experienced downturns, often in connection with, or in anticipation of, maturing product cycles of both semiconductor companies’ and their customers’ products and declines in general economic conditions. To reduce our risks associated with sole industry focus and customer concentration, the Company continue to put its effort to expand for new customer in different industry. Real Estate segment contributed only 0.3% to the total revenue for fiscal 2018 and has been insignificant since the property market in China has slowed down due to control measures in China. We are continuing the process of winding-down the oil & gas equipment fabrication operations, which discontinued its operations in December 2012.

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

Real Estate

Beginning in 2007, TTI invested in real estate property in Chongqing, China, which has generated investment income from the rental revenue and investment returns from deemed loan receivables, which are classified as other income. The rental income is generated from the rental properties in MaoYe and FuLi in Chongqing, China. In the second quarter of fiscal 2015, the investment in JiaSheng, which was deemed as loans receivable, was transferred to down payment for purchase of investment property in China.

Product Research and Development

We focus our research and development activities on improving and enhancing both product design and process technology. We conduct product and system research and development activities for our products in Singapore and the U.S. Research and development expenses were $451 and $208 in fiscal years 2018 and 2017, respectively.

Marketing, Distribution and Services

We market our products and services worldwide, directly and through independent sales representatives and our own marketing sales team. We have approximately five independent sales representatives operating in the U.S. and another twenty in various foreign countries. All sales representatives represented the testing services segment and the manufacturing segment for various products and services produced and provided from our facilities in different locations.

Dependence on Limited Number of Customers

In fiscal years 2018 and 2017, combined sales of equipment and services to our three largest customers accounted for approximately 64.0% and 66.2%, respectively, of our total net revenue. Of those sales, $21,648 (51.1%) and $21,105 (54.8%) were from one major customer. Although the major customer is a U.S. company, the revenue generated from it was from facilities located outside of the U.S. The majority of our sales and services in fiscal years 2018 and 2017 were to customers outside of the U.S.

Backlog

The following table sets forth the Company's backlog at the dates indicated:	For the Year Ended June 30,
	2018	2017
Manufacturing backlog	$4,324	$4,414
Testing services backlog	1,301	1,105
Distribution backlog	2,781	1,686
Real estate backlog*	293	341
	$8,699	$7,546

*Real estate backlog is based on the rental income from a non-cancellable lease.

Based on our past experience, we do not anticipate any significant cancellations or re-negotiation of sales. The purchase orders for the manufacturing, testing services and distribution businesses generally require delivery within 12 months from the date of the purchase order and certain costs are incurred before delivery. In the event of a cancellation of a confirmed purchase order, we require our customers to reimburse us for all costs incurred. We do not anticipate any difficulties in meeting delivery schedules. The backlog is based on estimates provided by our customers and is not based on a customer’s purchase order as it is a practice that the purchase orders are provided only during the process of delivery.

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

Patents

In fiscal years 2018 and 2017, we did not register any patents within the U.S.

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

Employees

As of June 30, 2018, we had approximately 661 full time employees and no part time employees. Geographically, approximately 9 full time employees were located in the U.S. and approximately 652 full time employees in Asia. None of our employees are represented by a labor union.

There were approximately 59 employees in the manufacturing segment, 561 employees in the testing services segment, 3 employees in the distribution segment, 3 employees in the real estate segment and 35 employees in general administration, logistics and others.

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

The following table presents the relevant information regarding the location and general character of our principal manufacturing and testing facilities:

Location	Segment	Approx. Sq. Ft. Occupied	Owned (O) or Leased (L) & Expiration Date
16139 Wyandotte Street, Van Nuys, CA 91406, United States of America	Corporate, Testing Services / Manufacturing	5,200	(L) March 2020
1004, Toa Payoh North, Singapore Unit No. HEX 07-01/07	Testing Services	6,864	(L) Sept 2020
Unit No. HEX 07-01/07, (ancillary site)	Testing Services	2,532	(L) Sept 2020
Unit No. HEX 03-01/02/03	Testing Services / Manufacturing	2,959	(L) Sept 2020
Unit No. HEX 01-08/15	Testing Services / Manufacturing / Logistics Store	6,864	(L) Jan 2020
Unit No. HEX 01-08/15, (ancillary site)	Testing Services / Manufacturing	449	(L) Jan 2020
1008, Toa Payoh North, Singapore Unit No. HEX 03-09/17	Manufacturing	6,099	(L) Jan 2020
Unit No. HEX 03-09/17, (ancillary site)	Manufacturing	70	(L) Jan 2020
Unit No. HEX 01-09/10/11	Manufacturing	2,202	(L) Nov 2020
Unit No. HEX 01-15/16	Manufacturing	1,400	(L) Sept 2020
Unit No. HEX 01-08	Manufacturing	603	(L) June 2020
Unit No. HEX 01-12/14	Manufacturing	1,664	(L) July 2019
Plot 1A, Phase 1 Bayan Lepas Free Trade Zone 11900 Penang, Malaysia	Manufacturing	42,013	(O)
Lot No. 11A, Jalan SS8/2, Sungai Way Free Industrial Zone, 47300 Petaling Jaya, Selangor Darul Ehsan, Malaysia	Testing Services	78,706	(O)
Lot No. 4, Kawasan MIEL No. B-11-03, Jalan Persiaran Multimedia, I-City Seksyen 7, 40000 Shah Alam, Selangor	Software Development Office	480	(L) March 2019
327, Chalongkrung Road, Lamplathew, Lat Krabang, Bangkok 10520, Thailand	Testing Services	34,433	(O)
No. 5, Xing Han Street, Block A #04-15/16, Suzhou Industrial Park China 215021	Testing Services	6,200	(L) Jan 2019
27-05, Huang Jin Fu Pan. No. 26 Huang Jin Qiao Street Hechuan District Chongqing China 401520	Real Estate	969	(L) Aug 2019
B7-2, Xiqing Economic Development Area International Industrial Park Tianjin City, China 300385	Testing Services	45,940	(L) April 2021

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

PART II

ITEM 5 – MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED  STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is traded on the NYSE MKT under the symbol “TRT.” The following table sets forth, for the periods indicated, the range of high and low sales prices of our Common Stock as quoted by the NYSE MKT:
	High	Low

Fiscal year ended June 30, 2017
Quarter ended September 30, 2016	$4.19	$2.60
Quarter ended December 31, 2016	$3.63	$2.75
Quarter ended March 31, 2017	$4.48	$3.25
Quarter ended June 30, 2017	$6.04	$4.02

Fiscal year ended June 30, 2018
Quarter ended September 30, 2017	$5.25	$4.05
Quarter ended December 31, 2017	$8.47	$4.75
Quarter ended March 31, 2018	$6.95	$5.61
Quarter ended June 30, 2018	$5.80	$4.18

Stockholders

As of September 1, 2018, there were 3,553,055 shares of our Common Stock issued and outstanding, and the Company had approximately 59 record holders of Common Stock. The number of holders of record does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.

Dividend Policy

We did not declare any cash dividends in either fiscal year 2018 or fiscal year 2017.

The determination as to whether to pay any future cash dividends will depend upon our earnings and financial position at that time and other factors as the Board of Directors may deem appropriate. In general, California law prohibits the payment of unless the corporation’s retained earnings prior to the dividend equals or exceeds the dividend or, immediately after payment of the dividends, the corporation’s assets would equal or exceed its total liabilities. There is no assurance that dividends will be paid to holders of Common Stock in the foreseeable future.

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

During fiscal years 2018 and 2017, Trio-Tech International operated in four segments: manufacturing, testing services, distribution and real estate. In fiscal year 2018, revenue from the manufacturing, testing services, distribution and real estate segments represented 37.7%, 45.8%, 16.2% and 0.3% of our revenue, respectively, as compared to 39.7%, 43.0%, 16.9% and 0.4%, respectively, in fiscal year 2017.

Semi-conductor testing and manufacturing (assembly) of test equipment is our core business. We provide third-party semiconductor testing and burn-in services primarily through our laboratories in Asia. At or from our facilities in the U.S. and Asia, we also design, manufacture and market equipment and systems to be used in the testing and production of semiconductors, and distribute semiconductor processing and testing equipment manufactured by other vendors.

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

No investment income was recorded as “revenue” by the real estate segment in either of fiscal years 2018 or 2017.

The rental income is generated from the rental properties in MaoYe and FuLi in Chongqing, China. In the second quarter of fiscal 2015, the investment in JiaSheng, which was deemed as loans receivable, was transferred to down payment for purchase of investment property in China.

Trio-Tech Chongqing Co., Ltd. (“TTCQ”) invested RMB 5,554 in rental properties in MaoYe during fiscal year 2008, RMB 3,600 in rental properties in JiangHuai during fiscal year 2010 and RMB 4,025 in rental properties in FuLi during fiscal year 2010. The total investment in properties in China was RMB 13,179, or approximately $1,991 and $1,944 in fiscal years 2018 and 2017, respectively. The carrying value of these investment properties in China was RMB 7,583 and RMB 8,242, or approximately $1,146 and $1,216, in fiscal years 2018 and 2017, respectively. These properties generated a total rental income of $139 and $152 for fiscal years 2018 and 2017, respectively. TTCQ’s investment in properties that generated rental income is discussed further in this Form 10-K.

TTCQ has yet to receive the title deed for properties purchased from JiangHuai. TTCQ is in the legal process of obtaining the title deed, which is dependent on JiangHuai completing the entire project. JiangHuai property did not generate any income during fiscal 2018 and 2017.

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

Fiscal Year 2018 Highlights (in Thousands)

●
Total revenue increased by $3,823, or 9.9%, to $42,361 in fiscal year 2018 compared to $38,538 in fiscal year 2017.
●
Manufacturing segment revenue increased by $689, or 4.5%, to $15,978 in fiscal year 2018 compared to $15,289 in fiscal year 2017.
●
Testing services segment revenue was $19,391 in fiscal year 2018, an increase of $2,805, or 16.9%, compared to $16,586 in fiscal year 2017.
●
Distribution segment revenue was $6,853 in fiscal year 2018, an increase of $342 or 5.3%, compared to $6,511 in fiscal year 2017.
●
Real estate segment revenue decreased by $13, to $139 in fiscal year 2018 compared to $152 in fiscal year 2017.
●
Overall gross profit margin increased by 0.5% to 25.1% in fiscal year 2018 compared to 24.6% in fiscal year 2017.
●
General and administrative expenses increased by $339, or 4.9%, to $7,250 in fiscal year 2018 compared to $6,911 in fiscal year 2017.
●
Research and development expenses increased by $243, from $ 208 in fiscal year 2017 to $451 in fiscal year 2018.
●
Selling expenses increased by $19, or 2.4%, to $826 in fiscal year 2018 compared to $807 in fiscal year 2017.
●
Loss on disposal of property, plant and equipment was $77 in fiscal year 2018, a deterioration of $124 as compared to a gain of $47 in fiscal year 2017.
●
Income from operations was $2,188 in fiscal year 2018, an increase of $699, as compared to $1,489 in fiscal year 2017.
●
Income from continuing operations before income taxes was $2,290 in fiscal year 2018, an increase of $489, as compared to $1,801 in fiscal year 2017.
●
Other income decreased by $179 to $335 in fiscal year 2018 compared to $514 in fiscal year 2017.
●
Tax expense for fiscal year 2018 was $987 compared to $341 in fiscal year 2017.
●
Total assets increased by $2,976 or 8.9%, to $36,474 as of June 30, 2018 compared to $33,498 as of June 30, 2017.
●
Working capital increased by $1,740, or 23.2%, to $9,228 as of June 30, 2018 compared to $7,488 as of June 30, 2017.
●
Net income attributable to Trio-Tech International for fiscal year 2018 was $1,184 compared to $1,316 in fiscal year 2017.
●
Net income attributable to non-controlling interest for fiscal year 2018 was $106 compared to $139 in fiscal year 2017.

The highlights above are intended to identify some of our most significant events and transactions during our fiscal year 2018. However, these highlights are not intended to be a full discussion of our results for the year. These highlights should be read in conjunction with the discussion in this Item 7 and with our consolidated financial statements and footnotes accompanying this Annual Report.

General Financial Information

During the fiscal year ended June 30, 2018, total assets increased by $2,976 from $33,498 in fiscal year 2017 to $36,474 in fiscal year 2018. The increase was primarily due to an increase in cash and cash equivalents, other receivables, inventories and assets held for sale, deferred tax asset, property, plant and equipment, other assets and restricted term deposits. The increase was partially offset by the decrease in short term deposits, trade accounts receivables, prepayments and investment properties.

Cash and cash equivalents at June 30, 2018 were $6,539, an increase of $1,767, or 37.0%, compared to $4,772 at June 30, 2017. The increase was mainly due to improvement in collection from customers in the Singapore, Malaysia and Tianjin, China operations.

Trade accounts receivable at June 30, 2018 was $8,007, representing a decrease of $1,002, or 11.1%, compared to $9,009 at June 30, 2017. The decrease was attributable to improved collection in the Singapore, Malaysia and Tianjin, China operations. The number of days’ sales outstanding in accounts receivables was 72 days and 83 days for the fiscal years ended June 30, 2018 and 2017, respectively. The decrease in days’ sales outstanding was primarily due to improved collections for fiscal year ended 2018, as compared to the yearend of the last fiscal year.

As June 30, 2018, other receivables were $621, an increase of $220, or 54.9%, compared to $401 at June 30, 2017. The increase was primarily due to the tax incentive receivable by the Tianjin, China operations and the increase of advance payment due to engagement of a new principal supplier in the Singapore operations. As the Tianjin, China operations is qualified as a National Advanced Tech Corporation, the operation therefore enjoyed reduced tax rate commencing Jan 2018.The increase was partially offset by the transfer of down payment for purchase of property, plant and equipment to fixed assets in the Singapore operations during fiscal year ended 2018.

Inventories at June 30, 2018 were $2,930, an increase of $1,174, or 66.8%, compared to $1,756 at June 30, 2017. The number of days’ inventory held was 70 days at the end of fiscal 2018, compared to 48 days at the end of fiscal year 2017. The slower turnover days’ inventory on hand was mainly due to an increase in inventory purchased to meet the demand and also delayed shipment in the Singapore operations in the fiscal year ended June 30, 2018.

Investment properties in China as of June 30, 2018 were $1,146, a decrease of $70 from $1,216 at June 30, 2017. The decrease was primarily due to the depreciation charged during fiscal year 2018. The decrease was partially offset by currency translation. Investment property in Malaysia as of June 30, 2018 and 2017 were nil.

Property, plant and equipment at June 30, 2018 were $11,935, an increase of $644, compared to $11,291 at June 30, 2017. The increase in property, plant and equipment was mainly due to lower disposal of assets in the Malaysia and Tianjin, China operations as part of operation review in fiscal year 2018 compared to fiscal year of 2017, and the foreign currency exchange difference between functional currency and U.S. dollars from June 30, 2017 to June 30, 2018. Capital expenditures in fiscal year 2018 increased by $24, to $2,309, as compared to $2,285 for fiscal year 2017. The increase in capital expenditures in the Singapore and Tianjin, China operations was partially offset by the decrease in capital expenditures in the Malaysia and Bangkok, Thailand operations in fiscal year 2018.

Other assets at June 30, 2018 were $2,249, an increase of $327, or 17.0%, compared to $1,922 at June 30, 2017. The increase in other assets was primarily due to down payments for purchases of property, plant and equipment in the Tianjin, China operations and by the currency translation difference between functional currency and U.S. dollars from June 30, 2017 to June 30, 2018.

Restricted term deposits at June 30, 2018 increased by $38, or 2.3%, to $1,695 compared to $1,657 at June 30, 2017. The increase was mainly due to fixed deposit interest earned and currency translation difference between functional currency and U.S. dollar from June 30, 2017 to June 30, 2018.

Total liabilities at June 30, 2018 were $12,973, an increase of $1,002, or 8.4%, compared to $11,971 at June 30, 2017. The increase in liabilities was primarily due to the increase in accounts payable, accrued expenses, income tax payable, deferred tax liabilities, and bank loans payable, but partially offset by the decrease in lines of credit.

Utilized lines of credit as of June 30, 2018 decreased by $513 to $2,043, from to $2,556 as of June 30, 2017. The decrease in lines of credit was mainly due to the repayment of lines of credit and lower utilization by the Singapore operation compared to fiscal year 2017. The decrease was partially offset by drawdown of loan in the Tianjin, China operations.

Accounts payable as of June 30, 2018 increased by $475 to $3,704 from $3,229 as of June 30, 2017. The increase was mainly due to the increase in purchases in the Singapore operations to meet the increase of customer demand.

Accrued expenses as of June 30, 2018 increased by $129 to $3,172 from $3,043 as of June 30, 2017. The increase was mainly due to purchase of plant & machinery by the Tianjin, China operations, provision of warranty by the Singapore operations and also impact of currency translation. This increase was partially offset by the return of customer deposits and a reduction of provision for sales return.

Deferred tax liabilities as of June 30, 2018 increased by $32 to $327 from to $295 as of June 30, 2017. The increase was mainly caused by timing differences in our Singapore and Malaysia operations.

Income Tax Payable as of June 30, 2018 increase by $880 to $1,113 from $233 as of June 30,2017. The increase was mainly caused by Repatriation Tax arised from introduction of Jobs Act & Tax Cut 2017.

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

The Company’s management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. The Company includes any account balances that are determined to be uncollectible, along with a general reserve, in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to management, the Company believed that its allowance for doubtful accounts was adequate as of June 30, 2018.

Inventory Valuation

Inventories of our manufacturing and distribution segments consisting principally of raw materials, works in progress, and finished goods are stated at the lower of cost, using the first-in, first-out (“FIFO”) method, or market value. The semiconductor industry is characterized by rapid technological change, short-term customer commitments and swiftly changing demand. Provisions for estimated excess and obsolete inventory are based on regular reviews of inventory quantities on hand and the latest forecasts of product demand and production requirements from our customers. Inventories are written down for not saleable, excess or obsolete raw materials, works-in-process and finished goods by charging such write-downs to cost of sales. In addition to write-downs based on newly introduced parts, statistics and judgments are used for assessing provisions of the remaining inventory based on salability and obsolescence.

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

Revenue from product sales is also recorded in accordance with the provisions of ASC Topic 605 (Emerging Issues Task Force (“EITF”) Statement 00-21), Revenue Arrangements with Multiple Deliverables, and Staff Accounting Bulletin (SAB) 104 Revenue Recognition in Financial Statements(“ASC Topic 605”), which generally require revenue earned on product sales involving multiple-elements to be allocated to each element based on the relative fair values of those elements. Accordingly, the Company allocates revenue to each element in a multiple-element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold and specifically defined in a quotation or contract. The Company allocates a portion of the invoice value to products sold and the remaining portion of invoice value to installation work in proportion to the fair value of products sold and installation work to be performed. Training elements are valued based on hourly rates, which the Company charges for these services when sold apart from product sales. The fair value determination of products sold and the installation and training work is also based on our specific historical experience of the relative fair values of the elements if there is no easily observable market price to be considered. In fiscal year 2018 and 2017, the installation revenues generated in connection with product sales were immaterial and were included in the product sales revenue line on the consolidated statements of operations and comprehensive income or loss.

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

In our business in the future, we may be required to record impairment charges on our long-lived assets. There was no impairment in fiscal years 2018 and 2017.

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

Income Tax

We account for income taxes using the liability method in accordance with the provisions of ASC Topic 740, Accounting for Income Taxes (“ASC Topic 740”), which requires an entity to recognize deferred tax liabilities and assets. Deferred tax assets and liabilities are recognized for the future tax consequence attributable to the difference between the tax bases of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in future years. Further, the effects of enacted tax laws or rate changes are included as part of deferred tax expenses or benefits in the period that covers the enactment date. Management believed that it was more likely than not that the future benefits from these timing differences would not be realized. Accordingly, a full allowance was provided as of June 30, 2018 and 2017.

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

Stock Based Compensation

We adopted the fair value recognition provisions under ASC Topic 718, Share Based Payments (“ASC Topic 718”), using the modified prospective application method. Under this transition method, compensation cost recognized during the twelve months ended June 30, 2018 included the applicable amounts of: (a) compensation cost of all share-based payments granted prior to, but not yet vested as of, July 1, 2017 (based on the grant-date fair value estimated in accordance with the original provisions of ASC Topic 718) and (b) compensation cost for all share-based payments granted subsequent to June 30, 2018.

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

Recent Accounting Pronouncements

The amendments in Accounting Standards Update (“ASU”) 2018-13 ASC Topic 820: Fair Value Measurement: Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement modify the disclosure requirements on fair value measurements based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. While early application is permitted, including adoption in an interim period, the Company has not elected to early adopt. While early application is permitted, including adoption in an interim period, the effectiveness of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

The amendments in ASU 2018-11 ASC Topic 842: Leases: Targeted Improvements related to transition relief on comparative reporting at adoption affect all entities with lease contracts that choose the additional transition method and separating components of a contract affect only lessors whose lease contracts qualify for the practical expedient. The amendments in ASC Topic 842 are effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. While early application is permitted, including adoption in an interim period, the Company has not elected to early adopt. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

The amendments in ASU 2018-10 ASC Topic 842: Codification Improvements to Leases are to address stakeholders’ questions about how to apply certain aspects of the new guidance in Accounting Standards Codification (ASC) 842, Leases. The clarifications address the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments. The amendments in ASC Topic 842 are effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. While early application is permitted, including adoption in an interim period, the Company has not elected to early adopt. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

The amendments in ASU 2018-09 Codification improvements represent changes to clarify, correct errors in, or make minor improvements to the Codification, eliminating inconsistencies and providing clarifications in current guidance. The amendments in this ASU include those made to: Income Statement-Reporting Comprehensive Income-Overall; Debt-Modifications and Extinguishments; Distinguishing Liabilities from Equity-Overall; Compensation-Stock Compensation-Income Taxes; Business Combinations-Income Taxes; Derivatives and Hedging-Overall; Fair Value Measurement-Overall; Financial Services-Brokers and Dealers-Liabilities; and Plan Accounting-Defined Contribution Pension Plans-Investments-Other. The amendments are effective for all entities for annual periods beginning after December 15, 2018. The effectiveness of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

The amendments in ASU 2018-03 Technical Corrections and Improvements to Financial Instruments modify the disclosure requirements on fair value measurements based on the concepts in the- Concepts Statement, including the consideration of costs and benefits. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. While early application is permitted, including adoption in an interim period, the Company has not elected to early adopt. While early application is permitted, including adoption in an interim period, the effectiveness of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

The amendments in ASU 2018-02 ASC Topic 220: Income Statement – Reporting Comprehensive Income provide financial statement preparers with an option to reclassify stranded tax effects within Accumulated Other Comprehensive Income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. The amendments in ASC Topic 220 are effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. While early application is permitted, including adoption in an interim period, the Company has not elected to early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

The amendments in ASU 2017-11: Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815) the amendments are effective for annual periods beginning after December 15, 2018, including interim periods within those periods. While early application is permitted, including adoption in an interim period, the Company has not elected to early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s presentation of consolidated financial position or results of operations.

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

The amendments in ASU 2017-07 ASC Topic 715 — 'Compensation — Retirement Benefits (“ASC Topic 715”) improve the presentation of net periodic pension Cost and Net Periodic Postretirement Benefit Cost. For public companies, these amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. While early application is permitted, including adoption in an interim period, the Company has not elected to early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s presentation of consolidated financial position or results of operations.

The amendments in ASU 2017-05 ASC Subtopic 610-20 — 'Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC Subtopic 610-20”) clarify the scope of asset derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. For public companies, these amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. While early application is permitted, including adoption in an interim period, the Company has not elected to early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s presentation of consolidated financial position or results of operations.

The amendments in ASU 2017-04 ASC Topic 350 — 'Intangibles - Goodwill and Other (“ASC Topic 350”) simplify the test for goodwill impairment. For public companies, these amendments are effective for annual periods beginning after December 15, 2019, including interim periods within those periods. While early application is permitted, including adoption in an interim period, the Company has not elected to early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s presentation of consolidated financial position or results of operations.

The amendments in ASU 2017-01 ASC Topic 805 — 'Business Combinations (“ASC Topic 805”) clarify the definition of a business. The amendments affect all companies and other reporting organizations that must determine whether they have acquired or sold a business. For public companies, these amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. While early application is permitted, including adoption in an interim period, the Company has not elected to early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s presentation of consolidated financial position or results of operations.

The amendments in ASU 2016-18 ASC Topic 230 — 'Statement of Cash Flows (“ASC Topic 230”) provide cash flow statement classification guidance. For public business entities, these amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. While early application is permitted, including adoption in an interim period, the Company has not elected to early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s presentation of consolidated financial position and statement of cash flows.

The amendments in ASU 2016-17 ASC Topic 810 — Consolidation (“ASC Topic 810”) require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. For public business entities, these amendments are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years. While early application is permitted, including interim reporting periods within those annual reporting periods, the Company has not elected to early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

The amendments in ASU 2016-15 ASC Topic 230 — (“ASC Topic 350”) provide cash flow statement classification guidance. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. While early application is permitted, including adoption in an interim period, the Company has not elected to early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

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

The amendments in ASU 2016-02 ASC Topic 842: Leases require companies to recognize the following for all leases (with the exception of short-term leases) at the commencement date of the applicable lease: (a) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (b) a right-of-use asset, which is as an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. These amendments become effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, for a variety of entities including a public company. While early adoption is permitted, the Company has not elected to early adopt. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

The Financial Accounting Standards Board (“FASB”) has issued converged standards on revenue recognition. Specifically, the Board has issued ASU 2014-09, ASC Topic 606 (“ASU 2014-09”). ASU 2014-09 affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). ASU 2014-09 will supersede the revenue recognition requirements in ASC Topic 605, Revenue Recognition (“ASC Topic 605”), and most industry-specific guidance. ASU 2014-09 also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of non-financial assets that are not in a contract with a customer (e.g., assets within the scope of ASC Topic 360, Property, Plant, and Equipment, (“ASC Topic 360”), and intangible assets within the scope of Topic 350, Intangibles—Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in ASU 2014-09. For a public entity, the amendments in ASU 2014-09 would be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. However, ASU 2015-14 ASC Topic 606: Deferral of the Effective Date (“ASC Topic 606”) defers the effective date of ASU 2014-09 for all entities by one year, to be effective for annual reporting periods beginning after December 15, 2017. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company has not elected to early adopt. The new standards, will supersede substantially all existing revenue guidance affecting the Company under GAAP, it could impact revenue and cost recognition on sales across all the Company's business segments. The Company is currently conducting its review on contracts and has not completed its quantification yet to know the impact the adoption will have on its consolidated financial statements. While we are continuing to assess all potential impacts, the Company has not presently selected a transition method whether it will adopt retrospective approach or through adjustment the cumulative effect of accounting changes in retained earnings.

Other new pronouncements issued but not yet effective until after June 30, 2018 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

Comparison of Operating Results

The following table presents certain data from the consolidated statements of operating income as a percentage of net sales for the fiscal years ended June 30, 2018 and 2017:

	For the Year Ended June 30,
	2018	2017
Revenue	100.0%	100.0%
Cost of sales	74.9	75.4
Gross Margin	25.1%	24.6%
Operating expenses:
General and administrative	17.1%	17.9%
Selling	1.9	2.1
Research and development	1.1	0.5
(Gain) / loss on disposal of property, plant and equipment	(0.2)	0.1
Total operating expenses	19.9%	20.6%
Income from Operations	5.2%	4.0%

Overall Revenue

The overall revenue is composed of the revenues from the manufacturing, testing services, distribution and real estate segments. The following table presents the components of the overall revenue realized in fiscal years 2018 and 2017 in percentage format, respectively.

	For the Year Ended June 30,
	2018	2017
Manufacturing	37.7%	39.7%
Testing	45.8	43.0
Distribution	16.2	16.9
Real estate	0.3	0.4
Total	100.0%	100.0%

Revenue in fiscal year 2018 was $42,361, an increase of $3,823 or 9.9%, compared to $38,538 in fiscal year 2017. The increase in revenue was due to an increase in sales across all segments except the real estate segment.

As a percentage of total revenue, the revenue generated by the manufacturing segment in fiscal year 2018 accounted for 37.7%, a decrease of 2.0%, as compared to 39.7% in fiscal year 2017. In terms of dollar amount, the revenue generated by the manufacturing segment in fiscal year 2018 was $15,978, reflecting an increase of $689, or 4.5%, compared to $15,289 in fiscal year 2017. The increase in revenue generated by the manufacturing segment was due to the higher demand of manufacturing services in the Suzhou, China operations and the U.S. operations, which was offset by a decrease in the manufacturing segment in our Singapore operations.

Backlog in the manufacturing segment was $4,324 as of June 30, 2018, representing a decrease of $90 from $4,414 as of June 30, 2017. We expect the demand for our products to continue to increase at a slower pace in fiscal year 2019 as compared to fiscal year 2018, depending on the global market for testing equipment and systems.

As a percentage of total revenue, the revenue generated by the testing services segment in fiscal year 2018 accounted for 45.8% of total sales, an increase of 2.8% compared to 43.0% in fiscal year 2017. In terms of dollar amount, the revenue generated by the testing services segment for fiscal year 2018 was $19,391, reflecting an increase of $2,805, compared to $16,586 for fiscal year 2017. The increase in revenue generated by the testing segment was primarily attributable to an increase in sales in our Singapore, Malaysia and Tianjin, China operations. The increase in the Singapore operations was due to receiving orders from testing customers while the increase was partially offset by a decrease of customers’ demand for certain product categories, which is dependent on the demand for their products. The increase in the Malaysia and Tianjin, China operations were due to an increase in volumes. These increases were partially offset by the decrease in revenue as a result of lower volume in the Bangkok, Thailand and Suzhou, China operations during fiscal year 2018. Demand for testing services varies from country to country depending on changes taking place in the market and our customers’ forecasts. Because it is difficult to accurately forecast fluctuations in the market, we believe that it is necessary to maintain testing facilities in close proximity to our customers in order to make it convenient for them to send us their newly manufactured parts for testing and to enable us to maintain a share of the market.

Backlog in the testing services segment as of June 30, 2018 was $1,301, an increase of $196 as compared to $1,105 at June 30, 2017. The increase in backlog was mainly from our Singapore operations. The backlog depends on the orders received from customers, which are in turn dependent upon the customers’ inventory levels.

As a percentage of total revenue, the revenue generated by the distribution segment in fiscal year 2018 accounted for 16.2% of total sales, a decrease of 0.7% compared to 16.9% in fiscal year 2017. In terms of dollar amount, revenue for fiscal year 2018 was $6,853, an increase of $342, or 5.3%, compared to $6,511 for fiscal year 2017. The increase in our distribution segment was due to the increase in orders for certain products from customers in our Singapore operations and also the currency translation effect from Singapore dollars strengthened against U.S. dollar in fiscal year 2018. This increase was partially offset by a decrease in orders in our Malaysia operations and Suzhou, China operations.  As a percentage of total revenue, the revenue generated by the distribution segment in fiscal year 2018 accounted for 16.2% of total sales, a decrease of 0.7% compared to 16.9% in fiscal year 2017. In terms of dollar amount, revenue for fiscal year 2018 was $6,853, an increase of $342, or 5.3%, compared to $6,511 for fiscal year 2017. The increase in our distribution segment was due to the increase in orders for certain products from customers in our Singapore operations, as well as the strengthened currency translation effect from Singapore dollars against U.S. dollar in fiscal year 2018. This increase was partially offset by a decrease in orders in our Malaysia operations and Suzhou, China operations.

Backlog in the distribution segment as of June 30, 2018 was $2,781, reflecting an increase of $1,095 compared to the backlog of $1,686 at June 30, 2017. The increase in backlog was mainly due to an increase in orders from customers due to an increase in the demand for the customer’s products and expansion of our customer base. We believe that our competitive advantage in the distribution segment is our design and engineering capabilities in components and touch screen products, which allow customization to meet the specific requirement of our customers. Product volume for the distribution segment depends on sales activities such as placing orders, queries on products and backlog. Equipment and electronic component sales are very competitive, as the products are readily available in the market.

As a percentage of total revenue, the revenue generated by the real estate segment was 0.3% of total sales in fiscal year 2018 and 0.4 % of total sales in fiscal years 2017. In terms of dollar value, revenue for fiscal year 2018 was $139, a decrease of $13, or 8.6%, compared to $152 for fiscal year 2017. Our real estate segment saw a decrease in rental income due to the expiration of the rental agreement for the FuLi properties in fiscal year 2018.

Backlog in the real estate segment as of June 30, 2018 was $293, a decrease of $48 as compared to $341 at June 30, 2017. The decrease in backlog was mainly due to fewer instances of renewal of expired rental agreements for certain properties in our China operations during fiscal year 2018 as compared to fiscal year 2017.

Overall Gross Margin

Overall gross margin as a percentage of revenue was 25.1% in fiscal year 2018, an increase of 0.5% compared to 24.6% in fiscal year 2017. The increase in gross margin as a percentage of revenue was mainly attributable to the manufacturing, testing and distribution segments. In terms of dollar value, the overall gross profit for fiscal year 2018 was $10,638, an increase of $1,176, or 12.4%, compared to $9,462 for fiscal year 2017. The increase in the dollar value of overall gross margin was mainly due to the increase in the manufacturing, testing and distribution segment.

The gross margin as a percentage of revenue in the manufacturing segment was 23.6% in fiscal year 2018, an increase of 2.7% compared to 20.9% in fiscal year 2017. In terms of dollar amount, gross profit for the manufacturing segment in fiscal year 2018 was $3,765, an increase of $567, or 17.7%, compared to $3,198 in fiscal year 2017. The increase in absolute dollar amount of gross margin was mainly due to a change in product mix in our Singapore, U.S. and Suzhou, China operations.

The gross margin as a percentage of revenue in the testing services segment was 31.3% in fiscal year 2018, a decrease of 2.0% compared to 33.3% in fiscal year 2017. In terms of dollar amounts, gross profit in the testing services segment in fiscal year 2018 was $6,068, an increase of $539, or 9.7%, compared to $5,529 in fiscal year 2017. The increase in gross profit margin was primarily due to the increase of in revenue brought about by an increase in orders in our Tianjin, China, Malaysia and Singapore operations. A significant portion of our cost of goods sold is fixed in the testing segment. Thus, as the demand of services and factory utilization increases, the fixed costs are spread over the increase output, which will increase the gross profit margin.

The gross margin as a percentage of revenue in the distribution segment was 11.5% in fiscal year 2018, an increase of 1.0% compared to 10.5% in fiscal year 2017. The increase in gross margin percentage was due to the increase of sales and change in product mix. The distribution segment had more sales of products with a higher profit margin as compared to the same period of last fiscal year. In terms of dollar amount, gross profit in the distribution segment was $785, an increase of $102, or 14.9%, compared to $683 in fiscal year 2017. The gross margin of the distribution segment was not only affected by the market price of our products, but also our product mix, which changes frequently as a result of changes in market demand.

The gross margin as a percentage of revenue in the real estate segment was 14.4% in fiscal year 2018, a decrease of 19.8% compared to a gross margin of 34.2% in fiscal year 2017. In absolute dollar amount, gross margin in the real estate segment was $20 in fiscal year 2018, a decrease of $32, as compared to a gross margin of $52 in fiscal year 2017. The decrease was due to a decrease in revenue from investment properties in FuLi due to expired rental agreement in fiscal year 2018 as discussed earlier.

Operating Expenses

Operating expenses for the fiscal years ended June 30, 2018 and 2017 were as follows:

	For the Year Ended June 30,
	2018	2017
General and administrative	$7,250	$6,911
Selling	826	807
Research and development	451	208
(Gain) / loss on disposal of property, plant and equipment	(77)	47
Total	$8,450	$7,973

General and administrative expenses increased by $339, or 4.9%, from $6,911 in fiscal year 2017 to $7,250 in fiscal year 2018. The increase was mainly attributable to an increase in payroll expenses in our Malaysia, Tianjin, China operations, and U.S operations, and an increase in professional expenses in the U.S. operations. These increases were partially offset by a decrease in headcount, software related fees and payroll related expenses due to decrease of headcount by Singapore operations.

Selling expenses were $826 and $807 in fiscal years 2018 and 2017, respectively, reflecting an increase of $19, or 2.4%. The increase was mainly due to an increase in commission and provision of warranty in our Singapore operations and also an increase in commission and payroll related expenses in our U.S. operations.

During fiscal year 2018, there was a gain in disposal of property, plant and equipment amounting to $77, as compared to a loss on disposal of $47 in fiscal year 2017. The change of $124 is due to certain assets that were no longer required were disposed of during financial year 2018, resulting in a gain. In Malaysia and Tianjin, China operations. As part of routine operational review of assets during the fiscal year 2018 these operations disposed the property, plant and equipment.

Income from Operations

Income from operations was $2,188 in fiscal year 2018, an increase of $699, as compared to $1,489 in fiscal year 2017. The increase was mainly due to an increase in revenue, which was partially offset by the increase in the cost of sales and increase in the operating expenses, as discussed earlier.

Interest Expenses

The interest expenses for fiscal years 2018 and 2017 were as follows:
	For the Year Ended June 30,
	2018	2017
Interest expenses	$233	$202

Interest expenses increased by $31, or 15.3%, to $233 in fiscal year 2018 from $202 in fiscal year 2017.

 Other Income, Net

Other income, net for fiscal years 2018 and 2017 was as follows:
	For the Year Ended June 30,
	2018	2017
Interest income	$50	33
Other rental income	110	99
Exchange (loss) / gain	(160)	96
Government Grants	126	56
Other miscellaneous income	209	230
Total	$335	$514

Other income decreased by $179 to $335 for fiscal year 2018 as compared to $514 for fiscal year 2017. The decrease in other income in fiscal year 2018 was mainly due to a foreign exchange loss of $160 as compared to a foreign exchange gain of $96 in fiscal year 2017. This was partially offset by an increase in interest income, other rental income and receipt of government grants.

Income Tax Expenses / Benefits

Income tax expenses for fiscal year 2018 were $987, as compared to $341 for fiscal year 2017. The increase in income tax expenses was mainly due to the provision of tax expenses effect of the Tax Cuts and Jobs Act which requires a mandatory one-time repatriation of certain post-1986 earnings and profits that were deferred from U.S. taxation by Company’s foreign subsidiaries.

At June 30, 2018 the Company had net operating loss carry-forward of approximately $232 and $314 for U.S. federal and state tax purposes, respectively, expiring through 2037. The Company also had tax credit carry-forward of approximately $200 for U.S. federal income tax purposes expiring through 2020. Management of the Company is uncertain whether it is more likely than not that these future benefits will be realized. Accordingly, a full valuation allowance was established.

Loss / Income from Discontinued Operations

Loss from discontinued operations was $13 in fiscal year 2018, as compared to $5 in fiscal year 2017. The loss was attributable to currency translation effect in the discontinued operations. We discontinued our fabrication segment in fiscal year 2013.

The discontinued operation in Shanghai was wound up in March 2017. The operation did not incur any general and administrative expenses for the fiscal year 2017.

Non-controlling Interest

As of June 30, 2018, we held an indirect 55% interest each in Trio-Tech (Malaysia) Sdn. Bhd. (“TTM”), Trio-Tech (Kuala Lumpur) Sdn. Bhd. (“TTKL”), SHI and PT SHI, and a 76% interest in Prestal Enterprise Sdn. Bhd. (“Prestal”). The non-controlling interest for fiscal year 2018, in the net income of subsidiaries, was $106, a decrease of $33 compared to the non-controlling interest in the net income of $139 for the previous fiscal year. The decrease in the non-controlling interest in the net income of subsidiaries was primarily attributable to the lower net income generated by the Malaysia operations in fiscal year 2018, as compared to the previous fiscal year.

Net Income Attributable to Trio-Tech International Common Shareholders

Net income for fiscal year 2018 was $1,184, a decrease of $132, as compared to $1,316 for fiscal year 2017. The decrease in net income during fiscal year 2018 was due to the increase in operating expenses as discussed earlier and increase in tax expenses. These were partially offset by the increase in gross profit as discussed earlier.

Earnings per Share

Basic earnings per share from continuing operations was $0.34 in fiscal year 2018, as compared to $0.38 in fiscal year 2017. Basic loss per share from discontinued operations was 0.01 for fiscal year 2018 and nil in fiscal year 2017.

Diluted earnings per share from continuing operations was $0.32 in fiscal year 2018, as compared to $0.36 in fiscal year 2017. Diluted loss per share from discontinued operations was 0.01 for fiscal year 2018 and nil in fiscal year 2017.

Segment Information

The revenue, gross margin and income or loss from each segment for fiscal years 2018 and 2017 are presented below. As the segment revenue and gross margin have been discussed in the previous section, only the comparison of income or loss from operations is discussed below.

Manufacturing Segment

The revenue, gross margin and income from operations for the manufacturing segment for fiscal years 2018 and 2017 were as follows:

	For the Year Ended June 30,
	2018	2017
Revenue	$15,978	$15,289
Gross margin	23.6%	20.9%
Income from operations	$548	$75

Income from operations in the manufacturing segment was $548 in fiscal year 2018, an increase of $473, as compared to $75 in fiscal year 2017. The increase was attributable to an increase in gross margin by $567, as discussed earlier. Operating expenses were $3,217 and $3,123 for fiscal years 2018 and 2017, respectively. The increase in operating expenses was mainly due to an increase in research & development expenses and allocation of Corporate charges, which are allocated on a predetermined fixed charge basis. This increase was partially offset by a decrease in general and administrative expenses.

Testing Services Segment

The revenue, gross margin and income from operations for the testing services segment for fiscal years 2018 and 2017 were as follows:

	For the Year Ended June 30,
	2018	2017
Revenue	$19,391	$16,586
Gross margin	31.3%	33.3%
Income from operations	$1,522	$1,112

Income from operations in the testing services segment in fiscal year 2018 was $1,522 an increase of $410 compared to $1,112 in fiscal year 2017. The increase in operating income was attributable to an increase in revenue by $2,805 and an increase in gross margin by $539, as discussed earlier, and partially offset by an increase in operating expenses of $129. Operating expenses were $4,546 and $4,417 for fiscal years 2018 and 2017, respectively. The increase in operating expenses was mainly attributable to an increase in general and administrative expenses, selling expenses, and research and development expenses. General and administrative expenses increased due to an increase in payroll related expenses in the Malaysia and Tianjin, China operations. Selling expenses increased due to an increase in commission and warranty expenses in the Singapore operations and also payroll related expenses in the U.S operations. Increased commission expenses were due to increase in commissionable sales. These increases were partially offset by an increase in gain on disposal of property, plant and equipment and also a decrease in allocation of corporate charges, which are allocated on a predetermined fixed charge basis. During fiscal year 2018, certain assets that were no longer required were disposed of, resulting in a gain.

Distribution Segment

The revenue, gross margin and income from operations for the distribution segment for fiscal years 2018 and 2017 were as follows:

	For the Year Ended June 30,
	2018	2017
Revenue	$6,853	$6,511
Gross margin	11.5%	10.5%
Income from operations	$475	$345

Income from operations in the distribution segment was $475 in fiscal year 2018, an increase of $130 as compared to $345 in fiscal year 2017. The increase was mainly due to the increase in revenue by $342 and an increase in gross margin of $102, as discussed earlier, and a decrease in operating expenses by $28. Operating expenses were $310 and $338 for fiscal years 2018 and 2017, respectively. The decrease in allocation of Corporate charges, which are allocated on a predetermined fixed charge basis, and selling expenses contributed to the decrease in operating expenses.

Real Estate

The revenue, gross margin and loss from operations for the real estate segment for fiscal years 2018 and 2017 were as follows:

	For the Year Ended June 30,
	2018	2017
Revenue	$139	$152
Gross margin	14.4%	34.2%
Loss from operations	$(56)	$(38)

Loss from operations in the real estate segment increased by $19 to $56 in fiscal year 2018 as compared to $38 in fiscal year 2017. The increase in operating loss was primarily due to the decrease in revenue by $13 and the decrease in gross margin by $32, as discussed earlier. The decrease was offset by a decrease in operating expenses by $14. Operating expenses were $76 and $90 for fiscal years 2018 and 2017, respectively.Frm

Corporate

The following table presents the loss from operations for Corporate for fiscal years 2018 and 2017, respectively:

	For the Year Ended June 30,
	2018	2017
Loss from operations	$(301)	$(5)

In fiscal year 2018, Corporate operating loss was $301, a deterioration of $296 compared to an operating loss of $5 in fiscal year 2017. This was mainly due to a different corporate overhead allocation method during fiscal year 2018 as compared to fiscal year 2017.

Liquidity

The Company’s core businesses testing services, manufacturing and distribution—operate in a volatile industry, in which its average selling prices and product costs are influenced by competitive factors. These factors create pressures on sales, costs, earnings and cash flows, which impact liquidity.

Net cash provided by operating activities increased by $479 to $4,432 for the twelve months ended June 30, 2018 from $3,953 in the same period of the last fiscal year. The increase was mainly due to an improvement in collection from accounts receivable by $1,162 and an increase in tax payables by $877. This was partially offset by decrease in account payable & accrued expenses of $299, an increase in inventories of $862 and an increase of depreciation by $378.

Net cash used in investing activities decreased by $298 to an outflow of $2,064 for the twelve months ended June 30, 2018, from an outflow of $2,362 for the same period of last fiscal year. The decrease in net cash used in investing activities was primarily due to a decrease of $370 from investments in restricted and unrestricted deposits due to uplift of deposits. This decrease was partially offset by an increase in cash outflow of $24 from additions to property, plant and equipment and a decrease in cash inflow of $44 from disposal of property, plant and equipment.

Net cash used in financing activities for the twelve months ended June 30, 2018 was $996, representing a change of $647 compared to $349 net cash generated from financing activities during the twelve months ended June 30, 2018. Cash inflow decreased mainly due to a decrease in proceeds from bank loans and capital lease by $1,586. The decrease in cash inflow was partially offset by a decrease in cash outflow of $912 from repayment of lines of credit.

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

Capital Resources

Our working capital (defined as current assets minus current liabilities) has historically been generated primarily from the following sources: operating cash flow, availability under our revolving line of credit, and short-term loans. The working capital was $9,228 as of June 30, 2018, representing an increase of $1,740, or 23.2%, compared to working capital of $7,488 as of June 30, 2017. The increase in working capital was mainly due to increases in current assets such as cash and cash equivalents, assets held for sale and inventories and decreases in current liabilities such as, lines of credit. Such fluctuations were partially offset by decreases in current assets such as accounts receivable, prepaid expenses and other current assets and increases in current liabilities such as trade payable and accrued expenses, as discussed above.

The majority of our capital expenditures are based on demands from our customers, as we are operating in a capital-intensive industry. Our capital expenditures were $2,309 and $2,285 for fiscal year 2018 and fiscal year 2017, respectively. The capital expenditures in fiscal year 2018 were mainly in the China and Malaysia operations, which provide testing services to one of our customers. We financed our capital expenditures and other operating expenses through operating cash flows, revolving lines of credit and long-term debts.

Our credit rating provides us with ready and adequate access to funds in the global market. At June 30, 2018, we had available unused lines of credit totaling $4,018.

Entity with	Type of	Interest	Expiration	Credit	Unused
Facility	Facility	Rate	Date	Limitation	Credit
Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Ranging from 1.6% to 5.5%	-	$4,183	$3,325
Trio-Tech (Tianjin) Co., Ltd	Lines of Credit	5.22%	-	$1,511	$437
Universal (Far East) Pte. Ltd	Lines of Credit	Ranging from 1.6% to 5.5%	-	$367	$256

On 4 January 2018, Trio-Tech International Pte. Ltd. signed an agreement with a bank to sub-allocate a portion of the facility thereafter to its subsidiary - Universal (Far East) Pte. Ltd for an Accounts Payable Financing facility with the bank for SGD 500, or approximately $367 based on the market exchange rate. Interest is charged at 1.85% to 5.5%. The financing facility was set up to facilitate the working capital in our operations in Singapore. The company started to use this facility in fiscal year 2018.

As of June 30, 2017, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Expiration	Credit	Unused
Facility	Facility	Rate	Date	Limitation	Credit
Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Ranging from 1.6% to 5.5%	-	$4,496	$2,815
Trio-Tech (Tianjin) Co., Ltd.	Lines of Credit	5.22%	-	$885	$10

On January 20, 2017, Trio-Tech Tianjin signed an agreement with a bank for an Accounts Receivable Financing facility for RMB 6,000, or approximately $871 based on the market rate. Interest is charged at the bank’s lending rate plus a floating interest rate. The effective interest rate is 120% of the bank’s lending rate. The financing facility was set up to facilitate the growing testing operations in our Tianjin operations in China. The bank account for this facility was set up on January 20, 2017 and started use in fiscal year 2017.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this item is included in the Company's consolidated financial statements beginning on page 34 of this Annual Report on Form 10-K.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer (the principal executive and principal financial officers, respectively, of the Company) of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2018, the end of the period covered by this Form 10-K. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018.

Additionally, management has the responsibility for establishing and maintaining adequate internal control over financial reporting for the Company and thus also assessed the effectiveness of our internal controls over financial reporting as of June 30, 2018. Management used the framework set forth in the report entitled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 to evaluate the effectiveness of the Company’s internal control over financial reporting.

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

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal controls over financial reporting were effective as of June 30, 2018.

Changes in Internal Control Over Financial Reporting

Except as discussed below, there has been no change in the Company’s internal control over financial reporting during the fourth quarter of Fiscal 2018, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Enterprise Resource Planning (ERP) Implementation

We are in the process of implementing an ERP System, as part of a multi-year plan to integrate and upgrade our systems and processes. The implementation of this ERP system is scheduled to occur in phases over the next few years, and began with the migration of certain of our operational and financial systems in our Singapore operations to the new ERP system during the second quarter of fiscal 2017. During the third quarter of fiscal 2018, the operational and financial systems in Singapore were substantially transitioned to the new system. This implementation effort is continuing in fiscal 2019, when the operational and financial systems in our Malaysia operation will be substantially transitioned to the new system.

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

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1 and 2)
FINANCIAL STATEMENTS AND SCHEDULES:

The following financial statements, including notes thereto and the independent auditors' report with respect thereto, are filed as part of this Annual Report on Form 10-K, starting on page 34 hereof:

1.
Report of Independent Registered Public Accounting Firm
2.
Consolidated Balance Sheets
3.
Consolidated Statements of Operations and Comprehensive Income (Loss)
4.
Consolidated Statements of Shareholders' Equity
5.
Consolidated Statements of Cash Flows
6.
Notes to Consolidated Financial Statements

(b) The exhibits filed as part of this Annual Report on Form 10K are set forth on the Exhibit Index immediately preceding such exhibits, and are incorporated herein by reference.

ITEM 16 – FORM 10-K SUMMARY

Not applicable.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIO-TECH INTERNATIONAL By: /s/ Victor H.M. Ting VICTOR H.M. TING Vice President and Chief Financial Officer September 25, 2018

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

/s/ A. Charles Wilson
A. Charles Wilson, Director
Chairman of the Board
September 25, 2018

/s/ S.W.Yong
S. W. Yong, Director
President, Chief Executive Officer
(Principal Executive Officer)
September 25, 2018

/s/ Victor H. M. Ting
Victor H.M. Ting, Director
Vice President, and Chief Financial Officer
(Principal Financial Officer)
September 25, 2018

/s/ Jason T. Adelman
Jason T. Adelman, Director
September 25, 2018

/s/ Richard M. Horowitz
Richard M. Horowitz, Director
September 25, 2018

EXHIBITS:

Number	Description

3.1	Articles of Incorporation, as currently in effect. [Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for June 30, 1988.]
3.2	Bylaws, as currently in effect. [Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for June 30, 1988.]
10.1	Amendment to 2007 Employee Stock Option Plan [Incorporated by reference to Exhibit A to the Registrant’s Proxy Statement for its Annual Meeting held December 14, 2010.]**
10.2	Amendment to 2007 Directors Equity Incentive Plan [Incorporated by reference to Exhibit B to the Registrant’s Proxy Statement for its Annual Meeting held December 14, 2010.]**
10.3	Amendment to 2007 Directors Equity Incentive Plan [Incorporated by reference to Appendix A to the Registrant’s Proxy Statement for its Annual Meeting held December 9, 2013.]**
10.4	2017 Employee Stock Option Plan [Incorporated by reference to Appendix 1 to the Registrant’s Proxy Statement for its Annual Meeting held December 4, 2017.]**
10.5	2017 Directors Equity Incentive Plan [Incorporated by reference to Appendix 2 to the Registrant’s Proxy Statement for its Annual Meeting held December 4, 2017.]**
21.1	Subsidiaries of the Registrant (100% owned by the Registrant except as otherwise stated)
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
Van Nuys, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Trio-Tech International and Subsidiaries (the “Company”) as of June 30, 2018 and 2017, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity and cash flows for each of the two years in the period ended June 30, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis of Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Mazars LLP
PUBLIC ACCOUNTANTS AND
CHARTERED ACCOUNTANTS
We have served as the company’s auditors since 2009

/s/  Mazars LLP

Singapore
September 25, 2018

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
AUDITED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT NUMBER OF SHARES)
	June 30, 2018	June 30, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,539	$4,772
Short-term deposits	653	787
Trade accounts receivable, less allowance for doubtful accounts of $259 and $247	8,007	9,009
Other receivables	621	401
Inventories, less provision for obsolete inventory of $695 and $686	2,930	1,756
Prepaid expenses and other current assets	208	226
Assets held for sale	91	86
Total current assets	19,049	17,037
NON-CURRENT ASSETS:
Deferred tax assets	400	375
Investment properties, net	1,146	1,216
Property, plant and equipment, net	11,935	11,291
Other assets	2,249	1,922
Restricted term deposits	1,695	1,657
Total non-current assets	17,425	16,461
TOTAL ASSETS	$36,474	$33,498

LIABILITIES
CURRENT LIABILITIES:
Lines of credit	$2,043	$2,556
Accounts payable	3,704	3,229
Accrued expenses	3,172	3,043
Income taxes payable	285	233
Current portion of bank loans payable	367	260
Current portion of capital leases	250	228
Total current liabilities	9,821	9,549
NON-CURRENT LIABILITIES:
Bank loans payable, net of current portion	1,437	1,552
Capital leases, net of current portion	524	531
Deferred tax liabilities	327	295
Income taxes payable	828	-
Other non-current liabilities	36	44
Total non-current liabilities	3,152	2,422
TOTAL LIABILITIES	$12,973	$11,971

EQUITY
TRIO-TECH INTERNATIONAL’S SHAREHOLDERS' EQUITY:
Common stock, no par value, 15,000,000 shares authorized; 3,553,055 shares issued and outstanding as of June 30, 2018 and 3,523,055 shares issued and outstanding as of June 30, 2017	$11,023	$10,921
Paid-in capital	3,249	3,206
Accumulated retained earnings	5,525	4,341
Accumulated other comprehensive gain-translation adjustments	2,182	1,633
Total Trio-Tech International shareholders' equity	21,979	20,101
Non-controlling interests	1,522	1,426
TOTAL EQUITY	$23,501	$21,527
TOTAL LIABILITIES AND EQUITY	$36,474	$33,498

See notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
AUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

	For the Year Ended
	June 30,	June 30,
	2018	2017
Revenue
Manufacturing	$15,978	$15,289
Testing services	19,391	16,586
Distribution	6,853	6,511
Others	139	152
	42,361	38,538
Cost of Sales
Cost of manufactured products sold	12,213	12,091
Cost of testing services rendered	13,323	11,057
Cost of distribution	6,068	5,828
Others	119	100
	31,723	29,076

Gross Margin	10,638	9,462

Operating Expenses:
General and administrative	7,250	6,911
Selling	826	807
Research and development	451	208
(Gain) / loss on disposal of property, plant and equipment	(77)	47
Total operating expenses	8,450	7,973

Income from Operations	2,188	1,489

Other Income / (Expenses)
Interest expenses	(233)	(202)
Other income, net	335	514
Total other income / (expenses)	102	312

Income from Continuing Operations before Income Taxes	2,290	1,801

Income Tax Expenses	(987)	(341)

Income from continuing operations before non-controlling interests, net of tax	1,303	1,460

Discontinued Operations (Note 24)
Loss from discontinued operations, net of tax	(13)	(5)
NET INCOME	1,290	1,455

Less: net income attributable to non-controlling interests	106	139
Net Income Attributable to Trio-Tech International Common Shareholders	$1,184	$1,316

Amounts Attributable to Trio-Tech International Common Shareholders:
Income from continuing operations, net of tax	1,197	1,325
Loss from discontinued operations, net of tax	(13)	(9)
Net Income Attributable to Trio-Tech International Common Shareholders	$1,184	$1,316

Basic Earnings per Share:
Basic earnings per share from continuing operations attributable to Trio-Tech International	$0.34	$0.38
Basic loss per share from discontinued operations attributable to Trio-Tech International	$(0.01)	$-
Basic Earnings per Share from Net Income

Attributable to Trio-Tech International	$0.33	$0.38

Diluted Earnings per Share:
Diluted earnings per share from continuing operations attributable to Trio-Tech International	$0.32	$0.36
Diluted loss per share from discontinued operations attributable to Trio-Tech International	(0.01)	-
Diluted Earnings per Share from Net Income
Attributable to Trio-Tech International	$0.31	$0.36

Weighted average number of common shares outstanding
Basic	3,553	3,523
Dilutive effect of stock options	218	121
Number of shares used to compute earnings per share diluted	3,771	3,644

See notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Year Ended
	June 30,	June 30,
	2018	2017
Comprehensive Income Attributable to Trio-Tech International Common Shareholders:

Net income	1,290	1,455
Foreign currency translation, net of tax	728	(679)
Comprehensive Income	2,018	776
Less: comprehensive income / (loss) attributable to the non-controlling interests	285	(11)
Comprehensive Income Attributable to Trio-Tech International Common Shareholders	$1,733	$787

See notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(IN THOUSANDS)

	Common Stock		Paid-in	Accumulated Retained	Accumulated Other Comprehensive	Non- Controlling
	No. of Shares	Amount	Capital	Earnings	Income	Interests	Total
		$	$	$	$	$	$
Balance at June 30, 2016	3,513	10,882	3,188	3,025	2,162	1,614	20,871

Stock option expenses	-	-	18	-	-	-	18
Net income	-	-	-	1,316	-	139	1,455
Dividend declared by subsidiary	-	-	-	-	-	(177)	(177)
Issue of restricted shares to consultant	10	39	-	-	-	-	39
Translation adjustment	-	-	-	-	(529)	(150)	(679)
Balance at June 30, 2017	3,523	10,921	3,206	4,341	1,633	1,426	21,527

Stock option expenses	-	-	43	-	-	-	43
Net income	-	-	-	1,184	-	106	1,290
Dividend declared by subsidiary	-	-	-	-	-	(189)	(189)
Exercise of options	20	51	-	-	-	-	51
Issue of restricted shares to consultant	10	51	-	-	-	-	51
Translation adjustment	-	-	-	-	549	179	728
Balance at June 30, 2018	3,553	11,023	3,249	5,525	2,182	1,522	23,501

See accompanying notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)
	Year Ended
	June 30,	June 30,
	2018	2017
Cash Flow from Operating Activities
Net income	$1,290	$1,455
Adjustments to reconcile net income to net cash flow provided by operating activities
Depreciation and amortization	2,214	1,836
Bad debt expenses / (recovery), net	7	(15)
Inventory recovery, net	4	-
Warranty provision / (recovery), net	34	(27)
Accrued interest expense, net accrued interest income	194	180
Fixed assets written off	-	30
Issuance of shares to service provider	51	39
Loss on disposal of property, plant and equipment	15	17
Stock compensation expenses	43	18
Deferred tax provision	5	104
Changes in operating assets and liabilities
Trade accounts receivables	995	(168)
Other receivables	(220)	191
Other assets	(377)	(235)
Inventories	(1,162)	(300)
Prepaid expenses and other current assets	18	38
Accounts payable and accrued expenses	488	787
Income tax payable	880	3
Other non-current liabilities	-	-
Net Cash Provided by Operating Activities	4,479	3,953
Cash Flow from Investing Activities
Proceeds from maturing of unrestricted and restricted term deposits, net	484	488
Additions to property, plant and equipment	(2,309)	(2,285)
Investments in restricted and un-restricted deposits	(281)	(651)
Proceeds from disposal of property, plant and equipment	42	86
Net Cash Used in Investing Activities	(2,064)	(2,362)
Cash Flow from Financing Activities
Repayment on lines of credit	(8,883)	(8,915)
Dividends paid on non-controlling interest	(189)	(177)
Repayment of bank loans and capital leases	(733)	(721)
Proceeds from bank loans and capital leases	8,747	9,464
Proceeds from exercising stock options	51	-
Net Cash Used in Financing Activities	(1,007)	(349)
Effect of Changes in Exchange Rate	359	(277)
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,767	965
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,772	3,807
CASH AND CASH EQUIVALENTS, END OF YEAR	$6,539	$4,772
Supplementary Information of Cash Flows
Cash paid during the period for:
Interest	$181	$185
Income taxes	$245	$170
Non-Cash Transactions
Capital lease of property, plant and equipment	$228	$295

See accompanying notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2018 AND 2017
(IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Basis of Presentation and Principles of Consolidation - Trio-Tech International (the “Company” or “TTI” hereafter) was incorporated in fiscal 1958 under the laws of the State of California. TTI provides third-party semiconductor testing and burn-in services primarily through its laboratories in Asia. In addition, TTI operates testing facilities in the U.S. The Company also designs, develops, manufactures and markets a broad range of equipment and systems used in the manufacturing and testing of semiconductor devices and electronic components. In fiscal 2018, TTI conducted business in the foregoing four segments: Manufacturing (assembly), Testing Services, Distribution and Real Estate. TTI has subsidiaries in the U.S., Singapore, Malaysia, Thailand, Indonesia and China as follows:

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

All dollar amounts in the financial statements and in the notes herein are presented in thousands of United States dollars (US$’000) unless otherwise designated.

Liquidity – The Company earned net income attributable to common shareholders of $1,184 and $1,316 for fiscal years 2018 and 2017, respectively.

The Company’s core businesses - testing services, manufacturing (assembly) and distribution - operate in a volatile industry, whereby its average selling prices and product costs are influenced by competitive factors. These factors create pressures on sales, costs, earnings and cash flows, which will impact liquidity.

Foreign Currency Translation and Transactions — The U.S. dollar is the functional currency of the U.S. parent company. The Singapore dollar, the national currency of Singapore, is the primary currency of the economic environment in which the operations in Singapore are conducted. The Company also has business entities in Malaysia, Thailand and China, of which the Malaysian ringgit (“RM”), Thai baht, Chinese renminbi (“RMB”) and Indonesian rupiah, are the national currencies. The Company uses the U.S. dollar for financial reporting purposes.

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

Revenue from product sales is also recorded in accordance with the provisions of ASC Topic 605 and Staff Accounting Bulletin (“SAB”) 104 Revenue Recognition in Financial Statements (“ASC Topic 605”), which generally require revenue earned on product sales involving multiple-elements to be allocated to each element based on the relative fair values of those elements. Accordingly, the Company allocates revenue to each element in a multiple-element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold and specifically defined in a quotation or contract. The Company allocates a portion of the invoice value to products sold and the remaining portion of invoice value to installation work in proportion to the fair value of products sold and installation work to be performed. Training elements are valued based on hourly rates, which services the Company charges for when sold apart from product sales. The fair value determination of products sold and the installation and training work is also based on our specific historical experience of the relative fair values of the elements if there is no easily observable market price to be considered. In fiscal years 2018 and 2017, the installation revenues generated in connection with product sales were immaterial and were included in the product sales revenue line on the consolidated statements of operations and comprehensive income or loss.

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

The Company’s management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. The Company includes any account balances that are determined to be uncollectible, along with a general reserve, in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to management, the Company believed that its allowance for doubtful accounts was adequate as of June 30, 2018 and 2017.

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

Term Deposits — Term deposits consist of bank balances and interest-bearing deposits having maturities of 3 to 6 months. As of June 30, 2018, the Company held approximately $548 of unrestricted term deposits in the company’s Malaysian subsidiary and $105 of unrestricted term deposits in the Company’s 100% owned Thailand subsidiary, which were denominated in RM and Thai baht, as compared to $687 and $100 as of June 30, 2017, respectively.

Restricted Term Deposits — The Company held certain term deposits in the Singapore and Malaysia operations which were considered restricted as they were held as security against certain facilities granted by the financial institutions. As of June 30, 2018 the Company held approximately $1,468 of restricted term deposits in the Company’s 100% owned Trio-Tech International Pte. Ltd., which were denominated in Singapore currency, and $227 of restricted term deposits in the Company’s 55% owned Malaysian subsidiary, which were denominated in RM, as compared to June 30, 2017 when the Company held approximately $1,450 of restricted term deposits in the Company’s 100% owned Trio-Tech International Pte. Ltd., which were denominated in Singapore currency, and $207 of restricted term deposits in the Company’s 55% owned Malaysian subsidiary, which were denominated in the currency of Malaysia.

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

The Company applies the provisions of ASC Topic 360, Accounting for the Impairment or Disposal of Long-Lived Assets (“ASC Topic 360”), to property, plant and equipment. ASC Topic 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

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

The Company’s management expects that in the normal course of business, operating leases will be renewed or replaced by other leases. The future minimum operating lease payments, for which the Company is contractually obligated as of June 30, 2018, are disclosed in these notes to the consolidated financial statements.

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

Retained Earnings — It is the intention of the Company to reinvest earnings of its foreign subsidiaries in the operations of those subsidiaries. These taxes are undeterminable at this time. The amount of earnings retained in subsidiaries was $12,393 and $10,126 at June 30, 2018 and 2017, respectively.

Research and Development Costs — The Company incurred research and development costs of $451 and $208 in fiscal year 2018 and in fiscal year 2017, respectively, which were charged to operating expenses as incurred.

Stock Based Compensation — The Company adopted the fair value recognition provisions under ASC Topic 718, Share Based Payments (“ASC Topic 718”), using the modified prospective application method. Under this transition method, compensation cost recognized during the twelve months ended June 30, 2018 included the applicable amounts of: (a) compensation cost of all share-based payments granted prior to, but not yet vested as of July 1, 2017 (based on the grant-date fair value estimated in accordance with the original provisions of ASC Topic 718) and (b) compensation cost for all share-based payments granted subsequent to June 30, 2018.

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

2. NEW ACCOUNTING PRONOUNCEMENTS

The amendments in ASU 2018-13 ASC Topic 820: Fair Value Measurement: Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement modify the disclosure requirements on fair value measurements based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. While early application is permitted, including adoption in an interim period, the Company has not elected to early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

The amendments in ASU 2018-11 ASC Topic 842: Leases: Targeted Improvements related to transition relief on comparative reporting at adoption affect all entities with lease contracts that choose the additional transition method and separating components of a contract affect only lessors whose lease contracts qualify for the practical expedient. The amendments in ASC Topic 842 are effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. While early application is permitted, including adoption in an interim period, the Company has not elected to early adopt. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

The amendments in ASU 2018-10 ASC Topic 842: Codification Improvements to Leases are to address stakeholders’ questions about how to apply certain aspects of the new guidance in Accounting Standards Codification (ASC) 842, Leases. The clarifications address the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments. The amendments in ASC Topic 842 are effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. While early application is permitted, including adoption in an interim period, the Company has not elected to early adopt. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

The amendments in ASU 2018-09 Codification Improvements represent changes to clarify, correct errors in, or make minor improvements to the Codification, eliminating inconsistencies and providing clarifications in current guidance. The amendments in this ASU include those made to: Income Statement-Reporting Comprehensive Income-Overall; Debt-Modifications and Extinguishments; Distinguishing Liabilities from Equity-Overall; Compensation-Stock Compensation-Income Taxes; Business Combinations-Income Taxes; Derivatives and Hedging-Overall; Fair Value Measurement-Overall; Financial Services-Brokers and Dealers-Liabilities; and Plan Accounting-Defined Contribution Pension Plans-Investments-Other. The amendments are effective for all entities for annual periods beginning after December 15, 2018. . The effectiveness of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

The amendments in ASU 2018-03 Technical Corrections and Improvements to Financial Instruments modify the disclosure requirements on fair value measurements based on the concepts in the- Concepts Statement, including the consideration of costs and benefits. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. While early application is permitted, including adoption in an interim period, the Company has not elected to early adopt. While early application is permitted, including adoption in an interim period, the effectiveness of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

The amendments in ASU 2018-02 ASC Topic 220: Income Statement – Reporting Comprehensive Income provide financial statement preparers with an option to reclassify stranded tax effects within Accumulated Other Comprehensive Income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. The amendments in ASC Topic 220 are effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. While early application is permitted, including adoption in an interim period, the Company has not elected to early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

The amendments in Accounting Standards Update (“ASU”) 2017-11: Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815). are effective for public companies for annual periods beginning after December 15, 2018, including interim periods within those periods. While early application is permitted, including adoption in an interim period, the Company has not elected to early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s presentation of consolidated financial position or results of operations.

The amendments in ASU 2017-09 — Compensation — Stock Compensation (“ASC Topic 718”): Scope of Modification Accounting provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. For public companies, these amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. While early application is permitted, including adoption in an interim period, the Company has not elected to early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s presentation of consolidated financial position or results of operations.

The amendments in ASU 2017-07 ASC Topic 715 — 'Compensation — Retirement Benefits (“ASC Topic 715”) improve the presentation of net periodic pension Cost and Net Periodic Postretirement Benefit Cost. For public companies, these amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. While early application is permitted, including adoption in an interim period, the Company has not elected to early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s presentation of consolidated financial position or results of operations.

The amendments in ASU 2017-05 ASC Subtopic 610-20 — 'Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC Subtopic 610-20”) clarify the scope of asset derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. For public companies, these amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. While early application is permitted, including adoption in an interim period, the Company has not elected to early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s presentation of consolidated financial position or results of operations.

The amendments in ASU 2017-04 ASC Topic 350 — 'Intangibles - Goodwill and Other (“ASC Topic 350”) simplify the test for goodwill impairment. For public companies, these amendments are effective for annual periods beginning after December 15, 2019, including interim periods within those periods. While early application is permitted, including adoption in an interim period, the Company has not elected to early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s presentation of consolidated financial position or results of operations.

The amendments in ASU 2017-01 ASC Topic 805 — 'Business Combinations (“ASC Topic 805”) clarify the definition of a business. The amendments affect all companies and other reporting organizations that must determine whether they have acquired or sold a business. For public companies, these amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. While early application is permitted, including adoption in an interim period, the Company has not elected to early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s presentation of consolidated financial position or results of operations.

The amendments in ASU 2016-18 ASC Topic 230 — 'Statement of Cash Flows (“ASC Topic 230”) provide cash flow statement classification guidance. For public business entities, these amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. While early application is permitted, including adoption in an interim period, the Company has not elected to early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s presentation of consolidated financial position and statement of cash flows.

The amendments in ASU 2016-17 ASC Topic 810 — Consolidation (“ASC Topic 810”) require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. For public business entities, these amendments are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years. While early application is permitted, including interim reporting periods within those annual reporting periods, the Company has not elected to early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

The amendments in ASU 2016-15 ASC Topic 230 — Statement of Cash Flows (“ASC Topic 350”) provide cashflow statement classification guidance. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. While early application is permitted, including adoption in an interim period, the Company has not elected to early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

The amendments in ASU 2016-13 ASC Topic 326: Financial Instruments — Credit losses (“ASC Topic 326”) are issued for the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. For public companies that are not SEC filers, ASC Topic 326 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. While early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, the Company has not yet determined if it will early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

The amendments in ASU 2016-02 ASC Topic 842: Leases require companies to recognize the following for all leases (with the exception of short-term leases) at the commencement date of the applicable lease: (a) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (b) a right-of-use asset, which is as an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. These amendments become effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, for a variety of entities including a public company. While early adoption is permitted, the Company has not elected to early adopt. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

The Financial Accounting Standards Board (“FASB”) has issued converged standards on revenue recognition. Specifically, the Board has issued ASU 2014-09, ASC Topic 606 (“ASU 2014-09”). ASU 2014-09 affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). ASU 2014-09 will supersede the revenue recognition requirements in ASC Topic 605, Revenue Recognition (“ASC Topic 605”), and most industry-specific guidance. ASU 2014-09 also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of non-financial assets that are not in a contract with a customer (e.g., assets within the scope of ASC Topic 360, Property, Plant, and Equipment, (“ASC Topic 360”), and intangible assets within the scope of Topic 350, Intangibles—Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in ASU 2014-09. For a public entity, the amendments in ASU 2014-09 would be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. However, ASU 2015-14 ASC Topic 606: Deferral of the Effective Date (“ASC Topic 606”) defers the effective date of ASU 2014-09 for all entities by one year, to be effective for annual reporting periods beginning after December 15, 2017. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company has not elected to early adopt. The new standards, will supersede substantially all existing revenue guidance affecting the Company under GAAP, it could impact revenue and cost recognition on sales across all the Company's business segments. The Company is currently conducting its review on contracts and has not completed its quantification yet to know the impact the adoption will have on its consolidated financial statements. While we are continuing to assess all potential impacts, the Company has not presently selected a transition method whether it will adopt retrospective approach or through adjustment the cumulative effect of accounting changes in retained earnings.

Other new pronouncements issued but not yet effective until after June 30, 2018 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

3. TERM DEPOSITS

	June 30, 2018	June 30, 2017

Short-term deposits	$606	$824
Currency translation effect on short-term deposits	47	(37)
Total short-term deposits	653	787
Restricted term deposits	1,664	1,722
Currency translation effect on restricted term deposits	31	(65)
Total restricted term deposits	1,695	1,657
Total Term deposits	$2,348	$2,444

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

Senior management reviews trade accounts receivable on a periodic basis to determine if any receivables will potentially be uncollectible. Management includes any trade accounts receivable balances that are determined to be uncollectible in the allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to us, management believed the allowance for doubtful accounts as of June 30, 2018 and June 30, 2017 was adequate.

The following table represents the changes in the allowance for doubtful accounts:
	For the Year Ended June 30,
	2018	2017
Beginning	$247	$270
Additions charged to expenses	8	65
Recovered	(1)	(78)
Write-off	-	(2)
Currency translation effect	5	(8)
Ending	$259	$247

5. LOANS RECEIVABLE FROM PROPERTY DEVELOPMENT PROJECTS

The following table presents TTCQ’s loans receivable from property development projects in China as of June 30, 2018 and as of June 30, 2017. The exchange rate is based on the historical rate published by the Monetary Authority of Singapore as on March 31, 2015, since the net loan receivable was “nil” as of June 30, 2018 and as of June 30, 2017.

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

On November 1, 2010, TTCQ entered into a Memorandum Agreement with JiangHuai Property Development Co. Ltd. (“JiangHuai”) to invest in their property development projects (Project - Yu Jin Jiang An) located in Chongqing City, China. Due to the short-term nature of the investment, the amount was classified as a loan based on ASC Topic 310-10-25 Receivables, amounting to RMB 2,000, or approximately $325. The loan was renewed and it, expired on May 31, 2013. TTCQ did not generate other income from JiangHuai for the fiscal years ended June 30, 2018 and June 30, 2017. Based on TTI’s financial policy, a provision for doubtful receivables of $325 on the investment in JiangHuai was recorded during the second quarter of fiscal 2014. TTCQ is in the legal process of recovering the outstanding amount of $325.

On November 1, 2010, TTCQ entered into a Memorandum Agreement with JiaSheng Property Development Co. Ltd. (“JiaSheng”) to invest in their property development projects (Project B-48 Phase 2) located in Chongqing City, China. Due to the short-term nature of the investment, the amount was classified as a loan based on ASC Topic 310, amounting to RMB 5,000, or approximately $814 based on the exchange rate as of March 31, 2015 published by the Monetary Authority of Singapore. The amount was unsecured and repayable at the end of the term. The loan was renewed in November 2011 for a period of one year, which expired on October 31, 2012 and was again renewed in November 2012 and expired in November 2013. On November 1, 2013, the loan was transferred by JiaSheng to, and is now payable by, Chong Qing Jun Zhou Zhi Ye Co. Ltd. (“Jun Zhou Zhi Ye”), and the transferred agreement expired on October 31, 2016. Prior to the second quarter of fiscal year 2015, the loan receivable was classified as a long-term receivable. The book value of the loan receivable approximates its fair value. In the second quarter of fiscal year 2015, the loan receivable was transferred to down payment for purchase of investment property that is being developed in the Singapore Themed Resort Project (see Note 8).

6. INVENTORIES

Inventories consisted of the following:

	For the Year Ended June 30,
	2018	2017

Raw materials	$1,153	$1,047
Work in progress	1,947	1,045
Finished goods	505	365
Less: provision for obsolete inventory	(695)	(686)
Currency translation effect	20	(15)
	$2,930	$1,756

The following table represents the changes in provision for obsolete inventory:

	For the Year Ended June 30,
	2018	2017

Beginning	$686	$697
Additions charged to expenses	9	6
Usage - disposition	(5)	(6)
Currency translation effect	5	(11)
Ending	$695	$686

7. ASSETS HELD FOR SALE

During the fourth quarter of 2015, the operations in Malaysia planned to sell its factory building in Penang, Malaysia. In accordance with ASC Topic 360, during fiscal year 2015 the property was reclassified from investment property, which had a net book value of RM 371, or approximately $98, to assets held for sale, since there was an intention to sell the factory building. In May 2015, Trio-Tech Malaysia was approached by a potential buyer to purchase the factory building. On September 14, 2015, application to sell the property was rejected by Penang Development Corporation (PDC). The rejection was based on the business activity of the purchaser not suitable to the industry that is being promoted on the said property. PDC made an offer to purchase the property, which was not at the expected value and the offer expired on March 28, 2016. As of the end of fiscal year 2018, management is still working closely with PDC to confirm their interest on buying the factory while actively looking for a suitable buyer. The net book values of the building were RM371, or $91, for fiscal year 2018 and RM 371, or approximately $86, for fiscal year 2017.

8. INVESTMENTS

Investments were nil as of June 30, 2018 and as of June 30, 2017.

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

“Investments” in the real estate segment were the cost of an investment in a joint venture in which we had a 10% interest. During the second quarter of fiscal year 2014, TTCQ disposed of its 10% interest in the joint venture. The joint venture had to raise funds for the development of the project. As a joint-venture partner, TTCQ was required to stand guarantee for the funds to be borrowed; considering the amount of borrowing, the risk involved was higher than the investment made, hence TTCQ decided to dispose of the 10% interest in the joint venture investment. On October 2, 2013, TTCQ entered into a share transfer agreement (the “Share Transfer Agreement”) with Zhu Shu. Based on the agreement, the purchase price was to be paid by (1) RMB 10,000 worth of commercial property in Chongqing China, or approximately $1,634 based on exchange rates published by the Monetary Authority of Singapore as of October 2, 2013, by non-monetary consideration and (2) the remaining RMB 8,000, or approximately $1,307 based on exchange rates published by the Monetary Authority of Singapore as of October 2, 2013, by cash consideration. The consideration consisted of (1) commercial units measuring 668 square meters to be delivered in June 2016 and (2) sixteen quarterly equal installments of RMB 500 per quarter commencing from January 2014. Based on ASC Topic 845 Non-monetary Consideration, the Company deferred the recognition of the gain on disposal of the 10% interest in joint venture investment until such time that the consideration is paid, so that the gain can be ascertained. The recorded value of the disposed investment amounting to $783, based on exchange rates published by the Monetary Authority of Singapore as of June 30, 2014, is classified as “other assets” under non-current assets, because it is considered a down payment for the purchase of the commercial property in Chongqing. The first three installments, amounting to RMB 500 each due in January 2014, April 2014 and July 2014, were all outstanding until the date of disposal of the investment in the joint venture. Out of the outstanding RMB 8,000, TTCQ received RMB 100 during May 2014.

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

9. INVESTMENT PROPERTIES

The following table presents the Company’s investment properties in China as of June 30, 2018. The exchange rate is based on the market rate as of June 30, 2018.

		Investment Amount	Investment Amount
	Investment Date	(RMB)	(U.S. Dollars)
Purchase of Property I – MaoYe	Jan 04, 2008	5,554	894
Purchase of Property II – JiangHuai	Jan 06, 2010	3,600	580
Purchase of Property III – FuLi	Apr 08, 2010	4,025	648
Currency translation		-	(131)
Gross investment in rental properties		13,179	1,991

Accumulated depreciation on rental properties	June 30, 2018	(5,596)	(845)

Net investment in properties – China		7,583	1,146

The following table presents the Company’s investment properties in China as of June 30, 2017. The exchange rate is based on the exchange rate as of June 30, 2017 published by the Monetary Authority of Singapore.

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

The following table presents the Company’s investment properties in Malaysia as of June 30, 2018 and June 30, 2017. The exchange rate is based on the exchange rate as of June 30, 2015 published by the Monetary Authority of Singapore.

		Investment Amount	Investment Amount
	Investment Date	(RM)	(U.S. Dollars)
Reclassification of Penang Property I	Dec 31, 2012	681	181
Gross investment in rental property		681	181

Accumulated depreciation on rental property	June 30, 2015	(310)	(83)
Reclassified as “Assets held for sale”	June 30, 2015	(371)	(98)
Net investment in rental property - Malaysia		-	-

Rental Property I - MaoYe

In fiscal 2008, TTCQ purchased an office in Chongqing, China from MaoYe Property Ltd. (“MaoYe”), for a total cash purchase price of RMB 5,554, or approximately $894. TTCQ identified a new tenant and signed a new rental agreement (653 square meters at a monthly rental of RMB 39, or approximately $6) on August 1, 2015. This rental agreement provides for a rent increase of 5% every year on January 31, commencing with 2017 until the rental agreement expires on July 31, 2020. TTCQ signed a new rental agreement (451 square meters at a monthly rental of RMB 24, or approximately $4) on February 1, 2018. This rental agreement provides for a rent increase of 6% from the second year of the contract onwards until the rental agreement expires on January 31, 2021.

Property purchased from MaoYe generated a rental income of $99 and $102 for the years ended June 30, 2018 and 2017, respectively.

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

Property purchased from JiangHuai generated a rental income of nil for both the years ended June 30, 2018 and 2017.

Rental Property III – FuLi

In fiscal 2010, TTCQ entered into a Memorandum Agreement with Chongqing FuLi Real Estate Development Co. Ltd. (“FuLi”) to purchase two commercial properties totaling 311.99 square meters (“office space”) located in Jiang Bei District Chongqing. Although TTCQ currently rents its office premises from a third party, it intends to use the office space as its office premises. The total purchase price committed and paid was RMB 4,025, or approximately $648. The development was completed, and the property was handed over during April 2013 and the title deed was received during the third quarter of fiscal 2014.

The two commercial properties were leased to third parties under two separate rental agreements, one of which expires in April 2019 and provides for a rent increase of 5% every year on May 1, commencing in 2017 until the rental agreement expires on April 30, 2019 and the other of which expired in March 31, 2018 and provides for a rent increase of 5% every year on April 1, commencing in 2016 until the rental agreement expires on March 31, 2018. Management is actively looking for a suitable tenant.

Property purchased from FuLi generated a rental income of $40 and $50 for the years ended June 30, 2018 and 2017, respectively.

Summary

Total rental income for all investment properties (Property I, II and III) in China was $139 for the year ended June 30, 2018, and $152 for the same period in the prior fiscal year.

Depreciation expenses for all investment properties in China were $102 and $98 for the years ended June 30, 2018 and 2017, respectively.

10. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	Estimated Useful	For the Year Ended June 30,
	Life in Years	2018	2017
Building and improvements	3-20	$5,070	$5,070
Leasehold improvements	3-27	6,093	5,614
Machinery and equipment	3-7	24,138	22,858
Furniture and fixtures	3-5	1,029	941
Equipment under capital leases	3-5	928	928
Property, plant and equipment, gross		$37,258	$35,411
Less: accumulated depreciation		(23,440)	(21,751)
Accumulated amortization on equipment under capital leases		(795)	(776)
Total accumulated depreciation		$(24,235)	$(22,527)
Property, plant and equipment before currency translation effect, net		13,023	12,884
Currency translation effect		(1,088)	(1,593)
Property, plant and equipment, net		$11,935	11,291

Depreciation and amortization expenses for property, plant and equipment during fiscal years 2018 and 2017 were $2,112 and $1,738, respectively.

11. OTHER ASSETS

	For the Year Ended June 30,
	2018	2017

Down payment for purchase of investment properties	$1,645	$1,645
Down payment for purchase of property, plant and equipment	561	280
Deposits for rental and utilities	140	139
Currency translation effect	(97)	(142)
Total	$2,249	$1,922

12. LINES OF CREDIT

The carrying value of the Company’s lines of credit approximates its fair value, because the interest rates associated with the lines of credit are adjustable in accordance with market situations when the Company borrowed funds with similar terms and remaining maturities.

The Company’s credit rating provides it with readily and adequate access to funds in global markets.

As of June 30, 2018, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Expiration	Credit	Unused
Facility	Facility	Rate	Date	Limitation	Credit
Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Ranging from 1.6% to 5.5%	-	$4,183	3,325
Trio-Tech (Tianjin) Co., Ltd.	Lines of Credit	5.22%	-	$1,511	437
Universal (Far East) Pte. Ltd.	Lines of Credit	Ranging from 1.6% to 5.5%	-	$367	256

On 4 January 2018, Trio-Tech International Pte. Ltd. signed an agreement with a bank to sub-allocate a portion of the facility thereunder to its subsidiary - Universal (Far East) Pte. Ltd for an Accounts Payable Financing facility with the bank for SGD 500, or approximately $367 based on the market exchange rate. Interest is charged at 1.85% to 5.5%. The financing facility was set up to facilitate the working capital in our operations in Singapore. The Company started to use this facility in fiscal year 2018.

As of June 30, 2017, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Expiration	Credit	Unused
Facility	Facility	Rate	Date	Limitation	Credit
Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Ranging from 1.6% to 5.5%	-	$4,496	$2,815

Trio-Tech (Tianjin) Co., Ltd.	Lines of Credit	5.22%	-	$885	$10

On January 20, 2017, Trio-Tech Tianjin signed an agreement with a bank for an Accounts Receivable Financing facility for RMB 6,000, or approximately $871 based on the market rate. Interest is charged at the bank’s lending rate plus a floating interest rate. The effective interest rate is 120% of the bank’s lending rate. The financing facility was set up to facilitate the growing testing operations in our Tianjin operations in China. The bank account for this facility was set up on January 20, 2017 and has started use in fiscal year 2017.

13. ACCRUED EXPENSES

Accrued expenses consisted of the following:	For the Year Ended June 30,
	2018	2017

Payroll and related costs	1,545	1,568
Commissions	89	107
Customer deposits	17	218
Legal and audit	265	283
Sales tax	17	80
Utilities	130	142
Warranty	82	49
Accrued purchase of materials and property, plant and equipment	454	33
Provision for re-instatement	289	295
Other accrued expenses	203	319
Currency translation effect	81	(51)
Total	$3,172	$3,043

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

	For the Year Ended June 30,
	2018	2017
Beginning	$48	$76
Additions charged to cost and expenses	64	46
Utilization / reversal	(30)	(73)
Currency translation effect	-	(1)
Ending	$82	$48

15. BANK LOANS PAYABLE

Bank loans payable consisted of the following:
	June 30, 2018	June 30, 2017
Note payable denominated in RM for expansion plans in Malaysia, maturing in August 2024, bearing interest rate of 5.00% and 5.25% at June 30, 2018 and June 30, 2017 per annum, with monthly payments of principal plus interest through August 2024, collateralized by the acquired building with a carrying value of $2,809 and $2,671, as of June 30, 2018 and June 30, 2017, respectively.	1,615	1,735

Note payable denominated in U.S. dollars for expansion plans in Singapore and its subsidiaries, maturing in April 2020, bearing interest at the bank’s lending rate (3.96% for June 30, 2018 and June 30, 2017, respectively) with monthly payments of principal plus interest through April 2017. This note payable is secured by plant and equipment with a carrying value of $187 and $224 as of June 30, 2018 and June 30, 2017, respectively.	293	196

Total bank loans payable	1,908	1,931

Current portion of bank loan payable	380	271
Currency translation effect on current portion of bank loan	(13)	(11)
Current portion of bank loan payable	367	260
Long term portion of bank loan payable	1,528	1,660
Currency translation effect on long-term portion of bank loan	(91)	(108)
Long term portion of bank loans payable	$1,437	$1,552

Future minimum payments (excluding interest) as of June 30, 2018 were as follows:

2019	$367
2020	372
2021	242
2022	254
2023	267
Thereafter	302
Total obligations and commitments	$1,804

Future minimum payments (excluding interest) as of June 30, 2017 were as follows:

2018	$260
2019	273
2020	274
2021	225
2022	236
Thereafter	544
Total obligations and commitments	$1,812

16. COMMITMENTS AND CONTINGENCIES

The Company leases certain facilities and equipment under long-term agreements expiring at various dates through fiscal year 2018 and thereafter. Certain leases require the Company to pay real estate taxes and insurance and provide for escalation of lease costs based on certain indices.

Future minimum payments under capital leases and non-cancelable operating leases and net rental income under non-cancelable sub-leased properties as of June 30, 2018 were as follows:

			Sub-lease	Net
For the Year Ending June 30,	Capital Leases	Operating Leases	Rental (Income)	Operating Leases
2019	$250	$717	$(26)	$691
2020	249	531	(26)	505
2021	150	44	-	44
2022	102	-	-	-
2023	23	-	-	-
Total future minimum lease payments	$774	$1,292	$(52)	$1,240
Less: amount representing interest	-
Present value of net minimum lease payments	774
Less: current portion of capital lease obligations	250
Long-term obligations under capital leases	524

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

The Company purchased equipment under the capital lease agreements with rates ranging from 1.88% to 7.50% for fiscal years 2018 and 2017. These agreements mature ranging from July 2018 to May 2021.

Total rental expense on all operating leases, cancelable and non-cancelable, amounted to $703 and $747 in fiscal years 2018 and 2017, respectively.

Trio-Tech (Malaysia) Sdn. Bhd. has a capital lease for the purchase of equipment and other related infrastructure costs amounting to RM 62, or approximately $16 based on the exchange rate on June 30, 2018 as compared to RM 684, or approximately $159 for the last fiscal year.

Trio-Tech Tianjin Co. Ltd has a capital lease for the purchase of equipment and other related infrastructure costs amounting to RMB 3,927, or approximately $593 based on the exchange rate on June 30, 2018 as compared to RMB 1,260, or approximately $186 based on the exchange rate on June 30, 2017.

Trio-Tech (SIP) Co., Ltd. has a capital lease for the purchase of equipment and other related infrastructure costs amounting to RMB 6,084, or approximately $919 based on the exchange rate on June 30, 2018.

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

17. FAIR VALUE OF FINANCIAL INSTRUMENTS APPROXIMATE CARRYING VALUE

In accordance with ASC Topic 825 and 820, the following presents assets and liabilities measured and carried at fair value and classified by level of fair value measurement hierarchy:

There were no transfers between Levels 1 and 2 during the fiscal year ended June 30, 2018 or for the same period in the prior fiscal year.

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

18. CONCENTRATION OF CUSTOMERS

The Company had one major customer that accounted for the following revenue and trade accounts receivable:

	For the Year Ended June 30,
	2018	2017
Revenue
- Customer A	51.4%	54.8%

Trade Accounts Receivable
- Customer A	57.9%	60.6%

19. BUSINESS SEGMENTS

In fiscal year 2018, the Company operated in four segments; the testing service industry (which performs structural and electronic tests of semiconductor devices), the designing and manufacturing of equipment (assembly of equipment tests the structural integrity of integrated circuits and other products), distribution of various products from other manufacturers in Singapore and Asia and the real estate segment in China.

The revenue allocated to individual countries was based on where the customers were located. The allocation of the cost of equipment, the current year investment in new equipment and depreciation expense have been made on the basis of the primary purpose for which the equipment was acquired.

All inter-segment sales were sales from the manufacturing segment to the testing and distribution segment. Total inter-segment sales were $1,127 in fiscal year 2018 and $725 in fiscal year 2017. Corporate assets mainly consisted of cash and prepaid expenses. Corporate expenses mainly consisted of stock option expenses, salaries, insurance, professional expenses and directors' fees. Corporate expenses are allocated to the four segments on a pre-determined fixed amount calculated based on the annual budgeted sales, except the Malaysia operation, which is calculated based on actual sales. The following segment information table includes segment operating income or loss after including corporate expenses allocated to the segments, which gets eliminated in the consolidation.

Business Segment Information:
	Year		Operating		Depr.
	Ended	Net	Income	Total	and	Capital
	June 30,	Revenue	(Loss)	Assets	Amort.	Expenditures
Manufacturing	2018	$15,978	$548	$8,549	$115	$143
	2017	$15,289	$75	$8,229	$186	$99

Testing Services	2018	19,391	1,522	23,480	1,997	2,166
	2017	16,586	1,112	20,871	1,550	2,186

Distribution	2018	6,853	475	789	-	-
	2017	6,511	345	617	2	-

Real Estate	2018	139	(56)	3,521	102	-
	2017	152	(38)	3,511	98	-

Fabrication	2018	-	-	27	-	-
Services*	2017	-	-	29	-	-

Corporate &	2018	-	(301)	108	-	-
Unallocated	2017	-	(5)	241	-	-

Total Company	2018	$42,361	$2,188	$36,474	$2,214	$2,309
	2017	$38,538	$1,489	$33,498	$1,836	$2,285

* Fabrication services is a discontinued operation (Note 24).

20. OPERATING LEASES

Operating leases arise from the leasing of the Company’s commercial and residential real estate investment property. Initial lease terms generally range from 12 to 60 months. Depreciation expense for assets subject to operating leases is taken into account primarily on the straight-line method over a period of twenty years in amounts necessary to reduce the carrying amount of the asset to its estimated residual value. Depreciation expenses relating to the property held as investments in operating leases was $99 and $97 for fiscal years 2018 and 2017, respectively.

Future minimum rental income in China to be received from fiscal year 2019 to fiscal year 2022 on non-cancellable operating leases is contractually due as follows as of June 30, 2018:

2019	$137
2020	121
2021	35
2022	-
$293

Future minimum rental income in China to be received from fiscal year 2018 to fiscal year 2021 on non-cancellable operating leases is contractually due as follows as of June 30, 2017:

2018	$157
2019	107
2020	67
2021	6
$337

21. OTHER INCOME, NET

Other income, net consisted of the following:
	For the Year Ended June 30,
	2018	2017
Interest income	50	33
Other rental income	110	99
Exchange gain / (loss)	(160)	96
Government grant	126	56
Other miscellaneous income	209	230
Total	$335	$514

22. INCOME TAXES

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

As the Company has a June 30 fiscal year end, the lower corporate income tax rate will be phased in, resulting in a lower U.S. statutory federal rate. In accordance with Section 15 of the Internal Revenue Code, the Company applied a blended U.S. statutory federal income tax rate of 27.55% for the year ended June 30, 2018. Accounting Standard Codification (“ASC”) 740 requires filers to record the effect of tax law changes in the period enacted. The Company recognized income tax expenses of $900 related to the one-time deemed repatriation. No expenses have been recognized related to the deferred tax re-measurement and minimum tax on low tax foreign earnings. However, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), that permits filers who may not have the necessary information available, prepared, or analyzed (including computations) for certain income tax effects of the Act in order to determine a reasonable estimate to be recorded as provisional amounts during a measurement period ending no later than one year from the date of enactment. Accordingly, the Company has recorded an estimate $900 and will finalize the accounting for the tax impact of the Tax Act no later than the end of the permitted measurement period under the SAB 118.

Discussion of the certain material provisions affecting the Company is provided below.

One-Time Mandatory Repatriation

One of the effects of the Tax Act is to transition from a world-wide to a territorial tax system. The Tax Act requires a mandatory one-time repatriation of certain post-1986 earnings and profits that were deferred from U.S. taxation by the Company’s foreign subsidiaries. The Company recognized an income tax expense and payable of $900 for the twelve months ended June 30, 2018. The basis of the tax is on cash held and specified assets which are taxed at 15.5% and 8%, respectively. The Company may elect to pay the Repatriation Tax over an 8-year period.

The computation of the post-1986 earning and profits used estimates and are preliminary amounts which will be finalized during the measurement period.

Minimum Tax on Low Tax Foreign Earnings

The Tax Act implemented the inclusion in gross income for the Global Intangible Low-Tax Income (GILTI) for any taxable year beginning on or after January 1, 2018. This provision significantly expands current taxation of foreign subsidiary corporate earnings. The Company must generally include in current income all earnings of the foreign subsidiaries in excess of the assumed deemed return on tangible assets of the foreign subsidiaries. Given the complexity of GILTI provision, the company is still assessing the effects of the provisions to determine whether to elect to either provide for the minimum tax as future income tax expense as a period expense or as a deferred tax on the related investment in foreign subsidiaries.

Deferred Tax Re-Measurement

The re-measurement is based on the expected reversals of the deferred taxes at the estimated U.S. federal tax rates of 28% for the current fiscal year and 21% for future fiscal years. As the Company established a full valuation allowance on the U.S. deferred tax assets, the Company has not recognized any income tax effects for the deferred tax re-measurement under the Tax Act.

However, the Company is still considering any future impacts on any additional U.S. federal or U.S. state and local deferred tax assets and liabilities.

Effective Tax Rate Effects

	For the Year Ended June 30,
	2018	2017
Income before Income Taxes	2,290	1,801
Income Taxes Expenses	987	341
Effective Tax Rate	43.1%	18.9%

The Act impacted the Company’s effective tax rate which recorded at 43.1% for fiscal 2018 compared to 18.9% for fiscal 2017. This effects of this tax were primarily due to estimated charge of $900 recorded as a component of provision for income taxes from continuing operations.

The Company had an income tax expense of $987 for the year ended June 30, 2018, as compared to income tax expense of $341 for the year ended June 30, 2017. Without the impact of $900 in one-time tax expenses, the decrease in income tax expenses was mainly due to a lower corporate tax rate enjoyed by the Tianjin, China operation in calendar year 2018 which qualified as a National Advanced Tech Corporation and a decrease in deferred tax for timing differences recorded by the Malaysia operation.

The Company accrues penalties and interest related to unrecognized tax benefits when necessary as a component of penalties and interest expenses, respectively. The Company had not accrued any penalties or interest expenses relating to unrecognized benefits at June 30, 2018.

Undistributed Foreign Earnings

The Company has asserted in prior years that all of its undistributed offshore earnings were permanently reinvested and had not recorded any deferred taxes related to any basis difference regarding the foreign subsidiaries. The estimated remaining net undistributed earnings at June 30, 2018 was $12,392. (This items is the Retained Earnings of the Non-U.S. subs less eliminations less Retained Earnings used for transition tax.) The Company has computed and recorded a preliminary estimate of the mandatory deemed repatriation tax on the such earnings. The Company, however, is currently evaluating the 2017 Tax Act on how the Tax Act will affect the Company’s current assertion of permanent reinvestment. As such, the Company has made no changes with respect to the permanent reinvestment assertion for remaining non-U.S. subsidiary basis, foreign withholding taxes, and state and local income taxes, during the measurement period.

On a consolidated basis, the Company’s net income tax provisions were as follows:
	For the Year Ended June 30,
	2018	2017
Current:
Federal	$900	$-
State	2	2
Foreign	79	235
	$981	$237
Deferred:
Federal	$-	$-
State	-	-
Foreign	6	104
	6	104
Total provisions	$987	$341

The reconciliation between the U.S. federal tax rate and the effective income tax rate was as follows:

	For the Year Ended June 30,
	2018	2017
Statutory federal tax rate	(27.55)%	(34.00)%
State taxes, net of federal benefit	(6.00)	(6.00)
Foreign tax related to profits making subsidiaries	35.93	20.23
NOL Expiration	-	(0.03)
Other	(3.50)	(0.86)
Changes in valuation allowance	13.63	1.54
Tax reform related to one-time repatriation tax	(153.31)	-
Effective rate	(140.80)%	(19.12)%

At June 30, 2018, the Company had net operating loss carry-forward of approximately $232 and $314 for U.S. federal and state tax purposes, respectively, expiring through 2037. The Company also had tax credit carry-forward of approximately $200 for U.S. federal income tax purposes expiring through 2020. Management of the Company is uncertain whether it is more likely than not that these future benefits will be realized. Accordingly, a full valuation allowance was established.

At June 30, 2017, the Company had net operating loss carry-forward of approximately $nil and $148 for U.S. federal and state tax purposes, respectively, expiring through 2033. The Company also had tax credit carry-forward of approximately $211 for U.S. federal income tax purposes expiring through 2020. Management of the Company is uncertain whether it is more likely than not that these future benefits will be realized. Accordingly, a full valuation allowance was established.

The components of deferred income tax assets (liabilities) were as follows:

	For the Year Ended June 30,
	2018	2017
Deferred tax assets:
Net operating losses and credits	$633	$710
Inventory valuation	69	99
Provision for bad debts	112	107
Accrued vacation	3	35
Accrued expenses	629	751
Investment in subsidiaries	61	60
Unrealized gain	4	23
Other	3	-
Total deferred tax assets	$1,514	$1,785

Deferred tax liabilities:
Unrealized loss	-	(29)
Depreciation	(324)	(266)
Total deferred income tax liabilities	$(324)	$(295)

Subtotal	1,190	1,490
Valuation allowance	(1,117)	(1,410)
Net deferred tax assets	$73	$80

Presented as follows in the balance sheets:
Deferred tax assets	400	375
Deferred tax liabilities	(327)	(295)
Net deferred tax assets	$73	$80

The valuation allowance decreased by $293 and $1,396 in fiscal year 2018 and 2017, respectively.

23. UNRECOGNIZED TAX BENEFITS

The Company adopted ASC Topic 740, Accounting for Income Taxes - Interpretation of Topic 740.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at June 30, 2017 and June 30, 2018	$(250)

The Company accrues penalties and interest on unrecognized tax benefits as a component of penalties and interest expenses, respectively. The Company has not accrued any penalties or interest expense relating to the unrecognized benefits at June 30, 2018 and June 30, 2017.

The major tax jurisdictions in which the Company files income tax returns are the U.S., Singapore, China and Malaysia. The statute of limitations, in general, is open for years 2011 to 2017 for tax authorities in those jurisdictions to audit or examine income tax returns. The Company is under annual review by the governments of Singapore, Malaysia, China, and Thailand. However, the Company is not currently under tax examination in any other jurisdiction including the United States.

24.
DISCONTINUED OPERATION AND CORRESPONDING RESTRUCTURING PLAN

The Company’s Indonesia operation and the Indonesia operation’s immediate holding company, which comprise the fabrication services segment, suffered continued operating losses from fiscal year 2010 to 2014, and the cash flow was minimal from fiscal year 2009 to 2014. The Company established a restructuring plan to close the fabrication services operation, and in accordance with ASC Topic 205, Presentation of Financial Statement Discontinued Operations (“ASC Topic 205”), from fiscal year 2015 onwards the Company presented the operation results from fabrication services as a discontinued operation, as the Company believed that no continued cash flow would be generated by the discontinued component and that the Company would have no significant continuing involvement in the operations of the discontinued component.

In accordance with the restructuring plan, the Company’s Indonesia operation is negotiating with its suppliers to settle the outstanding balance of accounts payable of $56 and has no collection for accounts receivable. The Company’s fabrication operation in Batam, Indonesia is in the process of winding down the operations. The Company anticipates that it may incur costs and expenses when the winding down of the subsidiary in Indonesia takes place.

The discontinued operations in Shanghai and Indonesia incurred general and administrative expenses of $1 and $1 for the years ended June 30, 2018 and 2017, respectively.

Income / (loss) from discontinued operations was as follows:

	For the Year Ended June 30,
	2018	2017
Revenue	$-	$-
Cost of sales	-	-
Gross loss	-	-
Operating expenses
General and administrative	1	1
Selling	-	-
Impairment	-	-
Total	1	1
Loss from discontinued operation	(1)	(1)
Other charges	(12)	(4)
Net loss from discontinued operation	$(13)	$(5)

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

Options to purchase 657,500 shares of Common Stock at exercise prices ranging from $3.41 to $5.98 per share were outstanding as of June 30, 2018. No outstanding options were excluded in the computation of diluted EPS for fiscal year 2018 since all options were dilutive.

Options to purchase 542,500 shares of Common Stock at exercise prices ranging from $2.07 to $4.14 per share were outstanding as of June 30, 2017. No outstanding options were excluded in the computation of diluted EPS for fiscal year 2017 since all options were dilutive

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted EPS for the years presented herein:
	For the Year Ended June 30,
	2018	2017

Income attributable to Trio-Tech International common shareholders from continuing operations, net of tax	$1,197	$1,325
Loss attributable to Trio-Tech International common shareholders from discontinued operations, net of tax	$(13)	$(9)
Net Income attributable to Trio-Tech International common shareholders	$1,184	$1,316

Weighted average number of common shares outstanding - basic	3,553	3,523
Dilutive effect of stock options	218	121
Number of shares used to compute earnings per share - diluted	3,771	$3,644

Basic Earnings per Share:
Basic earnings per share from continuing operations attributable to Trio-Tech International	$0.34	$0.38
Basic loss per share from discontinued operations attributable to Trio-Tech International	$(0.01)	$-
Basic Earnings per Share from Net Income Attributable to Trio-Tech International	$0.33	$0.38

Diluted Earnings per Share:
Diluted earnings per share from continuing operations attributable to Trio-Tech International	$0.32	$0.36
Diluted loss per share from discontinued operations attributable to Trio-Tech International	(0.01)	-
Diluted Earnings per Share from Net Income Attributable to Trio-Tech International	$0.31	$0.36

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

Assumptions

The fair value for the options granted were estimated using the Black-Scholes option pricing model with the following weighted average assumptions, assuming no expected dividends:

	For the Year Ended June 30,
	2018	2017
Expected volatility	47.29%to 104.94%	47.29%to 104.94%
Risk-free interest rate	0.30% to 0.78%	0.30% to 0.78%
Expected life (years)	2.50	2.50

The expected volatilities are based on the historical volatility of the Company’s stock. Due to higher volatility, the observation is made on a daily basis for the twelve months ended June 30, 2018. The observation period covered is consistent with the expected life of options. The expected life of the options granted to employees has been determined utilizing the “simplified” method as prescribed by ASC Topic 718 Stock Based Compensation, which, among other provisions, allows companies without access to adequate historical data about employee exercise behavior to use a simplified approach for estimating the expected life of a "plain vanilla" option grant. The simplified rule for estimating the expected life of such an option is the average of the time to vesting and the full term of the option. The risk-free rate is consistent with the expected life of the stock options and is based on the United States Treasury yield curve in effect at the time of grant.

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

On March 23, 2018, the Company granted options to purchase 60,000 shares of its Common Stock to employee directors pursuant to the 2017 Employee Plan during the twelve months ended June 30, 2018. The Company recognized stock-based compensation expenses of $6 in the twelve months ended June 30, 2018 under the 2017 Employee Plan. The balance of unamortized stock-based compensation of $9 based on fair value on the grant date related to options granted under the 2017 Employee Plan is to be recognized over a period of three years. No stock options were exercised during the twelve months ended June 30, 2018. The weighted-average remaining contractual term for non-vested options was 5.98 years.

As of June 30, 2018 there were vested employee stock options that were exercisable covering a total of 15,000 shares of Common Stock. The weighted-average exercise price was $5.98 and the weighted average contractual term was 4.73 years. The total fair value of vested and outstanding employee stock options was $90.

A summary of option activities under the 2017 Employee Plan during the twelve-months period ended June 30, 2018 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2017	-	$-	-	$-
Granted	60,000	5.98	4.98	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at June 30, 2018	60,000	5.98	4.73	-
Exercisable at June 30, 2018	15,000	5.98	4.73	-

A summary of the status of the Company’s non-vested employee stock options during the twelve months ended June 30, 2018 is presented below:

	Options	Weighted Average Grant Date Fair Value

Non-vested at July 1, 2017	-	$-
Granted	60,000	$5.98
Vested	(15,000)	$5.98
Forfeited	-	-
Non-vested at June 30, 2018	45,000	$5.98

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

The Company did not grant any options pursuant to the 2007 Employee Plan during the twelve months ended June 30, 2018. There were no options exercised during the twelve months ended June 30, 2018. The Company recognized stock-based compensation expenses of $4 in the twelve months ended June 30, 2018 under the 2007 Employee Plan. The balance of unamortized stock-based compensation of $1 based on fair value on the grant date related to options granted under the 2007 Employee Plan is to be recognized over a period of three years.

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

As of June 30, 2018, there were vested employee stock options that were exercisable covering a total of 98,750 shares of Common Stock. The weighted-average exercise price was $3.43 and the weighted average contractual term was 1.73 years. The total fair value of vested and outstanding employee stock options as of June 30, 2018 was $338.

As of June 30, 2017, there were vested employee stock options that were exercisable covering a total of 79,375 shares of Common Stock. The weighted-average exercise price was $3.36 and the weighted average contractual term was 2.36 years. The total fair value of vested and outstanding employee stock options as of June 30, 2017 was $267.

A summary of option activities under the 2007 Employee Plan during the twelve-month period ended June 30, 2018 is presented as follows:
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 1, 2017	127,500	$3.52	3.10	$187
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at June 30, 2018	127,500	$3.52	2.10	$121
Exercisable at June 30, 2018	98,750	$3.43	1.73	$103

The aggregate intrinsic value of the 127,500 shares of common stock upon exercise of options was $121.

A summary of option activities under the 2007 Employee Plan during the twelve-month period ended June 30, 2017 is presented as follows:
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 1, 2016	90,000	$3.26	3.42	$30
Granted	37,500	4.14	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at June 30, 2017	127,500	$3.52	3.10	$187
Exercisable at June 30, 2017	79,375	$3.36	2.36	$129

The aggregate intrinsic value of the 127,500 shares of common stock upon exercise of options was $187.

A summary of the status of the Company’s non-vested employee stock options during the twelve months ended June 30, 2018 is presented below:

		Weighted Average Grant-Date
	Options	Fair Value
Non-vested at July 1, 2017	48,125	$3.77
Granted	-	-
Vested	(19,375)	(3.43)
Forfeited	-	-
Non-vested at June 30, 2018	28,750	$3.83

A summary of the status of the Company’s non-vested employee stock options during the twelve months ended June 30, 2017 is presented below:

		Weighted Average Grant-Date
	Options	Fair Value
Non-vested at July 1, 2016	38,750	$3.22
Granted	37,500	4.14
Vested	(28,125)	3.19
Forfeited	-	-
Non-vested at June 30, 2017	48,125	$3.77

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

On March 23, 2018 the Company granted options to purchase 80,000 shares of its Common Stock to directors pursuant to the 2017 Directors Plan with an exercise price equal to the fair market value of Common Stock (as defined under the 2017 Directors Plan in conformity with Regulation 409A or the Internal Revenue Code of 1986, as amended) at the date of grant. The fair value of the options granted to purchase 80,000 shares of the Company’s Common Stock was approximately $478 based on the fair value of $5.98 per share determined by the Black Scholes option pricing model. As all of the stock options granted under the 2017 Directors Plan vest immediately at the date of grant, there were no unvested stock options granted under the 2017 Directors Plan as of June 30, 2018. The Company recognized stock-based compensation expenses of $33 in the twelve months ended June 30, 2018 under the 2017 Directors Plan.

A summary of option activities under the 2017 Directors Plan during the twelve months ended June 30, 2018 is presented as follows:
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2017	-	$-	-	$-
Granted	80,000	5.98	4.98	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at June 30, 2018	80,000	5.98	4.73	-
Exercisable at June 30, 2018	80,000	5.98	4.73	-

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

The Company did not grant any options pursuant to the 2007 Director Plan during the twleve months ended June 30, 2018. There were 20,000 worth of stock options exercised during the twelve months period ended June 30, 2018. The Company did not recognize any stock based compensation expenses during the twelve months ended June 30, 2018.

On March 30, 2017 the Company granted options to purchase 50,000 shares of its Common Stock to directors pursuant to the 2007 Directors Plan with an exercise price equal to the fair market value of Common Stock (as defined under the 2007 Directors Plan in conformity with Regulation 409A or the Internal Revenue Code of 1986, as amended) at the date of grant. The fair value of the options granted to purchase 50,000 shares of the Company’s Common Stock was approximately $207 based on the fair value of $4.14 per share determined by the Black Scholes option pricing model. As all of the stock options granted under the 2007 Directors Plan vest immediately at the date of grant, there were no unvested stock options granted under the 2007 Directors Plan as of June 30, 2017. The Company recognized stock-based compensation expenses of $12 in fiscal year 2017 under the 2007 Directors Plan. No stock options were exercised during the twelve months ended June 30, 2017. There were 80,000 shares of Common Stock available for grant under the 2007 Directors Plan.

There were no stock options exercised during the twelve months ended June 30, 2017, hence there were no proceeds from the exercise of stock options during fiscal year 2017. The Company recognized stock-based compensation expenses of $12 in the twelve-month period ended June 30, 2017 under the 2007 Directors Plan.

As of June 30, 2018, there were vested director stock options covering a total of 390,000 shares of Common Stock. The weighted-average exercise price was $3.41 and the weighted average remaining contractual term was 2.05 years. The total fair value of vested directors' stock options as of June 30, 2018 was $1,331. All of our director stock options vest immediately at the date of grant. There were no unvested director stock options as of June 30, 2018.

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

A summary of option activities under the 2007 Directors Plan during the twelve months ended June 30, 2018 is presented as follows:
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2017	415,000	3.36	2.93	673
Granted	-	-	-	-
Exercised	(20,000)	2.59	-	-
Forfeited or expired	(5,000)	2.07	-	-
Outstanding at June 30, 2018	390,000	3.41	2.05	412
Exercisable at June 30, 2018	390,000	3.41	2.05	412

A summary of option activities under the 2007 Directors Plan during the twelve months ended June 30, 2017 is presented as follows:
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2016	415,000	3.14	3.29	198
Granted	50,000	4.14	-	-
Exercised	-	-	-	-
Forfeited or expired	(50,000)	2.30	-	-
Outstanding at June 30, 2017	415,000	3.36	2.93	673
Exercisable at June 30, 2017	415,000	3.36	2.93	673

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

The table below reflects a reconciliation of the equity attributable to non-controlling interest:

	For the Year Ended June 30,
Non-controlling interest	2018	2017
Beginning balance	$1,426	$1,614
Net income	106	139
Dividend declared by a subsidiary	(189)	(177)
Translation adjustment	179	(150)
Ending balance	$1,522	$1,426

28. RELATED PARTY TRANSACTION

Other than those disclosed in this report, there were no related party transactions in fiscal years 2018 and 2017.

29. SUBSEQUENT EVENT

Subsequent to 30 June 2018, management expressed its intention to sell one of its investment properties in China, Chongqing with net book value of RMB 2,729, approximately $412. The decision will not change the financial reporting. The investment shall be continue to be dealt with as investment property until it is derecognized.