Form 10-Q
period 2018-09-30
TRIO-TECH INTERNATIONAL
filed 2018-11-13
CIK 732026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b2 of the Exchange Act. (Check one):

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

As of November 1, 2018, there were 3,608,055 shares of the issuer’s Common Stock, no par value, outstanding.

TRIO-TECH INTERNATIONAL

INDEX TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION, OTHER INFORMATION AND SIGNATURE

		Page
Part I.	Financial Information

Item 1.	Financial Statements
	(a) Condensed Consolidated Balance Sheets as of September 30, 2018 (Unaudited) and June 30, 2018	2
	(b) Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months Ended September 30, 2018 (Unaudited) and September 30, 2017 (Unaudited)	3
	(c) Condensed Consolidated Statements of Shareholders Equity for the Three Months Ended September 30, 2018 (Unaudited) and the September 30, 2017 (Unaudited)	5
	(d) Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2018 (Unaudited) and September 30, 2017 (Unaudited)	6
	(e) Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	41
Item 4.	Controls and Procedures	41

Part II.	Other Information

Item 1.	Legal Proceedings	42
Item 1A.	Risk Factors	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3.	Defaults upon Senior Securities	42
Item 4.	Mine Safety Disclosures	42
Item 5.	Other Information	42
Item 6.	Exhibits	42

Signatures		43

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	September 30, 2018	June 30, 2018
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$7,101	$6,539
Short-term deposits	1,011	653
Trade accounts receivable, less allowance for doubtful accounts of $249 and $259	8,121	7,747
Other receivables	889	881
Inventories, less provision for obsolete inventory of $694 and $695	2,386	2,930
Prepaid expenses and other current assets	330	208
Assets held for sale	486	91
Total current assets	20,324	19,049
NON-CURRENT ASSETS:
Deferred tax asset	406	400
Investment properties, net	693	1,146
Property, plant and equipment, net	12,267	11,935
Other assets	1,664	2,249
Restricted term deposits	1,685	1,695
Total non-current assets	16,715	17,425
TOTAL ASSETS	$37,039	$36,474

LIABILITIES
CURRENT LIABILITIES:
Lines of credit	$2,133	$2,043
Accounts payable	2,939	3,704
Accrued expenses	3,571	3,172
Income taxes payable	255	285
Current portion of bank loans payable	478	367
Current portion of capital leases	248	250
Total current liabilities	9,624	9,821
NON-CURRENT LIABILITIES:
Bank loans payable, net of current portion	2,647	1,437
Capital leases, net of current portion	450	524
Deferred tax liabilities	359	327
Income taxes payable	756	828
Other non-current liabilities	36	36
Total non-current liabilities	4,248	3,152
TOTAL LIABILITIES	$13,872	$12,973

EQUITY
TRIO-TECH INTERNATIONAL’S SHAREHOLDERS' EQUITY:
Common stock, no par value, 15,000,000 shares authorized; 3,608,055 shares issued outstanding as at September 30, 2018, and 3,553,055 shares as at June 30, 2018	$11,222	$11,023
Paid-in capital	3,251	3,249
Accumulated retained earnings	5,590	5,525
Accumulated other comprehensive gain-translation adjustments	1,719	2,182
Total Trio-Tech International shareholders' equity	21,782	21,979
Non-controlling interest	1,385	1,522
TOTAL EQUITY	$23,167	$23,501
TOTAL LIABILITIES AND EQUITY	$37,039	$36,474

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME / (LOSS)
UNAUDITED (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

	Three Months Ended
	Sept. 30,	Sept. 30,
	2018	2017
Revenue
Manufacturing	$3,637	$4,765
Testing services	4,437	4,605
Distribution	1,944	1,536
Others	27	39
	10,045	10,945
Cost of Sales
Cost of manufactured products sold	2,857	3,649
Cost of testing services rendered	3,383	3,139
Cost of distribution	1,686	1,368
Others	18	29
	7,944	8,185

Gross Margin	2,101	2,760

Operating Expenses:
General and administrative	1,759	1,839
Selling	147	179
Research and development	72	184
Loss on disposal of property, plant and equipment	-	11
Total operating expenses	1,978	2,213

Income from Operations	123	547

Other Income
Interest expenses	(78)	(58)
Other income, net	43	158
Total other income	(35)	100

Income from Continuing Operations before Income Taxes	88	647

Income Tax Expenses	(74)	(42)

Income from Continuing Operations before Non-controlling Interest, Net of Tax	14	605

Discontinued Operations
Loss from discontinued operations, net of tax	(8)	(3)
NET INCOME	6	602

Less: net (loss) / income attributable to the non-controlling interest	(59)	27
Net Income Attributable to Trio-Tech International Common Shareholder	$65	$575

Amounts Attributable to Trio-Tech International Common Shareholders:
Income from continuing operations, net of tax	69	576
Loss from discontinued operations, net of tax	(4)	(1)
Net Income Attributable to Trio-Tech International Common Shareholders	$65	$575

Basic Earnings per Share:
Basic per share from continuing operations attributable to Trio-Tech International	$0.02	$0.16
Basic earnings per share from discontinued operations attributable to Trio-Tech International	$-	$-
Basic Earnings per Share from Net Income
Attributable to Trio-Tech International	$0.02	$0.16

Diluted Earnings per Share:
Diluted earnings per share from continuing operations attributable to Trio-Tech International	$0.02	$0.16
Diluted earnings per share from discontinued operations attributable to Trio-Tech International	$-	$-
Diluted Earnings per Share from Net Income
Attributable to Trio-Tech International	$0.02	$0.16

Weighted average number of common shares outstanding
Basic	3,608	3,533
Dilutive effect of stock options	124	140
Number of shares used to compute earnings per share diluted	3,732	3,673

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

	Three Months Ended
	Sept. 30,	Sept. 30,
	2018	2017
Comprehensive Income Attributable to Trio-Tech International Common Shareholders:

Net income	6	602
Foreign currency translation, net of tax	(539)	375
Comprehensive (Loss) / Income	(533)	977
Less: comprehensive (loss) / income attributable to the non-controlling interests	(135)	27
Comprehensive (Loss) / Income Attributable to Trio-Tech International Common Shareholders	$(398)	$950

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(IN THOUSANDS)

Three Months ended September 30, 2018
	Common Stock		Additional Paid-in	Accumulated Retained	Accumulated Other Comprehensive	Non- Controlling
	Shares	Amount	Capital	Earnings	Income	Interest	Total
		$	$	$	$	$	$
Balance at June 30, 2018	3,553	11,023	3,249	5,525	2,182	1,522	23,501
Stock option expenses	-	-	2	-	-	-	2
Net income / (loss)	-	-	-	65	-	(59)	6
Dividend declared by subsidiary	-	-	-	-	-	(2)	(2)
Exercise of stock option	55	199	-	-	-	-	199
Translation adjustment	-	-	-	-	(463)	(76)	(539)
Balance at Sept. 30, 2018	3,608	11,222	3,251	5,590	1,719	1,385	23,167

Three Months ended September 30, 2017
	Common Stock		Additional Paid-in	Accumulated Retained	Accumulated Other Comprehensive	Non- Controlling
	Shares	Amount	Capital	Earnings	Income	Interest	Total
		$	$	$	$	$	$
Balance at June 30, 2017	3,523	10,921	3,206	4,341	1,633	1,426	21,527
Stock option expenses	-	-	1	-	-	-	1
Net income	-	-	-	575	-	27	602
Dividend declared by subsidiary	-	-	-	-	-	(2)	(2)
Issue of restricted shares to consultant	10	51	-	-	-	-	51
Translation adjustment	-	-	-	-	374	1	375
Balance at Sept. 30, 2017	3,533	10,972	3,207	4,916	2,007	1,452	22,554

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)

	Three Months Ended
	Sept. 30,	Sept. 30,
	2018	2017
	(Unaudited)	(Unaudited)
Cash Flow from Operating Activities
Net income	$6	$602
Adjustments to reconcile net income to net cash flow provided by operating activities
Depreciation and amortization	555	500
Stock compensation	2	1
Reversal of provision for obsolete inventory	1	(2)
Bad debt recovery	(2)	-
Accrued interest expense, net accrued interest income	13	51
Gain on proceeds from insurance claim	-	(73)
Issuance of shares to service provider	-	51
Loss on disposal of property, plant and equipment	-	11
Warranty recovery, net	(13)	(7)
Deferred tax benefit	21	(26)
Changes in operating assets and liabilities, net of acquisition effects
Trade accounts receivable	(372)	(1,163)
Other receivables	(8)	99
Other assets	517	(262)
Inventories	535	(699)
Prepaid expenses and other current assets	(122)	(110)
Accounts payable and accrued expenses	(473)	935
Income taxes payable	(102)	22
Net Cash Provided by Operating Activities	558	(70)

Cash Flow from Investing Activities
Additions to property, plant and equipment	(1,214)	(529)
Proceeds from disposal of property, plant and equipment	3	-
Insurance proceeds received	-	73
Net Cash Used in Investing Activities	(1,211)	(456)

Cash Flow from Financing Activities
Repayment on lines of credit	(3,728)	(2,935)
Repayment of bank loans and capital leases	(182)	(186)
Dividends paid on non-controlling interest	(2)	(2)
Proceeds from exercising stock options	199	-
Proceeds from lines of credit	3,877	878
Proceeds from bank loans	1,475	1,320
Net Cash Generated from / (Used in) Financing Activities	1,639	(925)

Effect of Changes in Exchange Rate	(76)	152

Net increase in cash, cash equivalents, and restricted cash	910	(1,299)
Cash, cash equivalents, and restricted cash at beginning of period	8,887	7,216
Cash, cash equivalents, and restricted cash at end of period	$9,797	$5,917

Supplementary Information of Cash Flows
Cash paid during the period for:
Interest	$65	$49
Income taxes	$24	$52

Non-Cash Transactions
Capital lease of property, plant and equipment	$-	$-

See notes to condensed consolidated financial statements.

Reconciliation of Cash, cash equivalents, and restricted cash
Cash	7,101	3,188
Short-term deposits	1,011	1,043
Restricted term-deposits in non-current assets	1,685	1,686
Total Cash, cash equivalents, and restricted cash shown in statement of cash flows	$9,797	$5,917

1)
Amounts reflecting adoption of ASU 2016-18, Statement of Cash Flows, Restricted Cash (Topic 230) beginning in the first quarter of 2019.

Amounts included in restricted deposits represent the amount of cash pledged to secure loans payable or trade financing granted by financial institutions and serve as collateral for public utility agreements such as electricity and water. Restricted deposits are classified as non-current assets, as they relate to long-term obligations and will become unrestricted only upon discharge of the obligations.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT EARNINGS PER SHARE AND NUMBER OF SHARES)

1. ORGANIZATION AND BASIS OF PRESENTATION

Trio-Tech International (“the Company” or “TTI” hereafter) was incorporated in fiscal year 1958 under the laws of the State of California. TTI provides third-party semiconductor testing and burn-in services primarily through its laboratories in Southeast Asia. In addition, TTI operates testing facilities in the United States. The Company also designs, develops, manufactures and markets a broad range of equipment and systems used in the manufacturing and testing of semiconductor devices and electronic components. In the first quarter of fiscal year 2019, TTI conducted business in four business segments: Manufacturing, Testing Services, Distribution and Real Estate. TTI has subsidiaries in the U.S., Singapore, Malaysia, Thailand and China as follows:

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
  * 100% owned by Trio-Tech International Pte. Ltd.

The accompanying un-audited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. All significant inter-company accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements are presented in U.S. dollars. The accompanying condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2019. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the fiscal year ended June 30, 2018.

The Company’s operating results are presented based on the translation of foreign currencies using the respective quarter’s average exchange rate.

Basis of Presentation and Summary of Significant Accounting Policies

Comparability

Effective on the first day of fiscal 2019, the company adopted Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASC 606”). Prior periods were not retrospectively restated, and accordingly, the consolidated balance sheet as of June 30, 2018, and the condensed consolidated statements of operations for the three months ended September 30, 2017 were prepared using accounting standards that were different than those in effect for the three months ended September 30, 2018.

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASC 606, which supersedes the guidance in ASC 605, Revenue Recognition (“ASC 605”). The Company adopted ASU 2014-09 effective July 1, 2018 using the modified retrospective transition approach.

The Company generates revenue primarily from 3 different segments: Manufacturing, Testing and Distribution. The Company accounts for a contract with a customer when there is approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. The Company’s revenues are measured based on consideration stipulated in the arrangement with each customer, net of any sales incentives and amounts collected on behalf of third parties, such as sales taxes. The revenues are recognized as separate performance obligations that are satisfied by transferring control of the product or service to the customer.

The Company’s arrangements with its customers include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. A product or service is considered distinct if it is separately identifiable from other deliverables in the arrangement and if a customer can benefit from it on its own or with other resources that are readily available to the customer.

The Company allocates the transaction price to each performance obligation on a relative standalone selling price basis (SSP). The Company typically establishes the SSP based on observable prices of products or services sold separately in comparable circumstances to similar clients. The Company may estimate SSP by considering internal costs, profit objectives and pricing practices in certain circumstances. Warranties, discounts and allowances are estimated using historical and recent data trends. The Company includes estimates in the transaction price only to the extent that a significant reversal of revenue is not probable in subsequent periods. The Company’s products and services are generally not sold with a right of return, nor has the Company experienced significant returns from or refunds to its customers.

Manufacturing

The Company primarily derives revenue from the sale of both front-end and back-end semiconductor test equipment and related peripherals, maintenance and support of all these products, installation and training services and the sale of spare parts. The Company’s revenues are measured based on consideration stipulated in the arrangement with each customer, net of any sales incentives and amounts collected on behalf of third parties, such as sales taxes.
The Company recognizes revenue at a point in time when the Company has satisfied its performance obligation by transferring control of the product to the customer. The Company uses judgment to evaluate whether the control has transferred by considering several indicators, including:

●
whether the Company has a present right to payment;
●
the customer has legal title;
●
the customer has physical possession;
●
the customer has significant risk and rewards of ownership; and
●
the customer has accepted the product, or whether customer acceptance is considered a formality based on history of acceptance of similar products (for example, when the customer has previously accepted the same equipment, with the same specifications, and when we can objectively demonstrate that the tool meets all of the required acceptance criteria, and when the installation of the system is deemed perfunctory).

Not all of the indicators need to be met for the Company to conclude that control has transferred to the customer. In circumstances in which revenue is recognized prior to the product acceptance, the portion of revenue associated with its performance obligations to install product is deferred and recognized upon acceptance.

The majority of sales under Manufacturing segment include a standard 12-month warranty. The Company has concluded that the warranty provided for standard products are assurance type warranties and are not separate performance obligations. Warranty provided for customized products are service warranties and are separate performance obligations. Transaction prices are allocated to this performance obligation using cost plus method. The portion of revenue associated with warranty service is deferred and recognized as revenue over the warranty period, as the customer simultaneously receives and consumes the benefits of warranty services provided by the Company.

Testing

The Company rendered testing services to manufacturers and purchasers of semiconductors and other entities who either lack testing capabilities or whose in-house screening facilities are insufficient. The Company primarily derives testing revenue from burn-in services, manpower supply and other associated services. Standalone Selling price is directlyobservable from the sales orders. Revenue is allocated to performance obligations satisfied at a point in time depending upon terms of the sales order. Generally, there is no other performance obligation other from what has been stated inside the sales order for each of these sales.

Terms of contract that may indicate potential variable consideration included warranty, late delivery penalty and reimbursement to solve non-conformance issues for rejected products. Based on historical and recent data trends, it is concluded that these terms of the contract do not represent potential variable consideration. The transaction price is not contingent on the occurrence of any future event.

Distribution

The Company distributes complementary products particularly equipments, industrial products and components by manufacturers mainly from the U.S., Europe, Taiwan and Japan. The Company recognizes revenue from product sales at a point in time when the Company has satisfied its performance obligation by transferring control of the product to the customer. The Company uses judgment to evaluate whether the control has transferred by considering several indicators discussed above. Generally, the Company recognizes the revenue at a point in time, generally upon shipment or delivery of the products to the customer or distributors, depending upon terms of the sales order.

Contract Assets/Liabilities

The timing of revenue recognition, billings and cash collections may result in accounts receivable, contract assets, and contract liabilities (deferred revenue) on the Company’s condensed consolidated balance sheet. A receivable is recorded in the period the Company delivers products or provides services when the Company has an unconditional right to payment. Contract assets primarily relate to the value of products and services transferred to the customer for which the right to payment is not just dependent on the passage of time. Contract assets are transferred to receivable when rights to payment become unconditional. A contract liability is recognized when the Company receives payment or has an unconditional right to payment in advance of the satisfaction of performance. The contract liabilities represent (1) Deferred product revenue relates to the value of products that have been shipped and billed to customers and for which the control has not been transferred to the customers, and (2) Deferred service revenue, which is recorded when the Company receives consideration, or such consideration is unconditionally due, from a customer prior to transferring services to the customer under the terms of a sales contract. Deferred service revenue typically results from warranty services, and maintenance and other service contracts.

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

The amendments in ASU 2018-11 ASC Topic 842: Leases: Targeted Improvements related to transition relief on comparative reporting at adoption affect all entities with lease contracts that choose the additional transition method and separating components of a contract affect only lessors whose lease contracts qualify for the practical expedient. The amendments in ASC Topic 842 are effective for public business entities for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. While early application is permitted, including adoption in an interim period, the Company has not elected to early adopt. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

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

The amendments in ASU 2018-02 ASC Topic 220: Income Statement – Reporting Comprehensive Income provide financial statement preparers with an option to reclassify stranded tax effects within Accumulated Other Comprehensive Income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. The amendments in ASC Topic 220 are effective for public business entities for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. While early application is permitted, including adoption in an interim period, the Company has not elected to early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

The amendments in Accounting Standards Update (“ASU”) 2017-11: Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815) are effective for public companies for annual periods beginning after December 15, 2018, including interim periods within those periods. While early application is permitted, including adoption in an interim period, the Company has not elected to early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s presentation of consolidated financial position or results of operations.

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

The amendments in ASU 2016-13 ASC Topic 326: Financial Instruments — Credit losses (“ASC Topic 326”) are issued for the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. For public companies that are not SEC filers, ASC Topic 326 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. While early application will be permitted for all organizations for fiscal years and interim periods within those fiscal years, beginning after December 15, 2018, the Company has not yet determined if it will early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

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

Other new pronouncements issued but not yet effective until after September 30, 2018 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

3.   TERM DEPOSITS
	Sep. 30, 2018 (Unaudited)	June 30, 2018

Short-term deposits	$1,024	$606
Currency translation effect on short-term deposits	(13)	47
Total short-term deposits	1,011	653
Restricted term deposits	1,696	1,664
Currency translation effect on restricted term deposits	(11)	31
Total restricted term deposits	1,685	1,695
Total term deposits	$2,696	$2,348

Restricted deposits represent the amount of cash pledged to secure loans payable granted by financial institutions and serve as collateral for public utility agreements such as electricity and water. Restricted deposits are classified as non-current assets, as they relate to long-term obligations and will become unrestricted only upon discharge of the obligations. Short-term deposits represent bank deposits, which do not qualify as cash equivalents.

4.   TRADE ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable consists of customer obligations due under normal trade terms. Although management generally does not require collateral, letters of credit may be required from the customers in certain circumstances. Management periodically performs credit evaluations of customers’ financial conditions.

Senior management reviews accounts receivable on a periodic basis to determine if any receivables will potentially be uncollectible. Management includes any accounts receivable balances that are determined to be uncollectible in the allowance for doubtful accounts. After all reasonable attempts to collect a receivable have failed, the receivable is written off against the allowance.  Based on the information available, management believed the allowance for doubtful accounts as of September 30, 2018 and June 30, 2018 was adequate.

The following table represents the changes in the allowance for doubtful accounts:

	Sept. 30, 2018 (Unaudited)	June 30, 2018
Beginning	$259	$247
Additions charged to expenses	-	8
Recovered	(2)	(1)
Write-off	-	-
Currency translation effect	(8)	5
Ending	$249	$259

5.   LOANS RECEIVABLE FROM PROPERTY DEVELOPMENT PROJECTS

The following table presents Trio-Tech (Chongqing) Co. Ltd (“TTCQ”)’s loan receivable from property development projects in China as of September 30, 2018. The exchange rate is based on the date published by the Monetary Authority of Singapore as of March 31, 2015, since the net loan receivable was “nil” as of September 30, 2018.

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

On November 1, 2010, TTCQ entered into a Memorandum Agreement with JiangHuai Property Development Co. Ltd. (“JiangHuai”) to invest in their property development projects (Project - Yu Jin Jiang An) located in Chongqing City, China. Due to the short-term nature of the investment, the amount was classified as a loan based on ASC Topic 310-10-25 Receivables, amounting to renminbi (“RMB”) 2,000, or approximately $325. The loan was renewed but expired on May 31, 2013. TTCQ is in the legal process of recovering the outstanding amount of $325. TTCQ did not generate other income from JiangHuai for the quarter ended September 30, 2018 or for the fiscal year ended June 30, 2018. Based on TTI’s financial policy, a provision for doubtful receivables of $325 on the investment in JiangHuai was recorded during the second quarter of fiscal 2014 based on TTI’s financial policy. TTCQ is in the legal process of recovering the outstanding amount of $325.

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

 6.  INVENTORIES

 Inventories consisted of the following:

	Sept. 30, 2018 (Unaudited)	June 30, 2018

Raw materials	$1,176	$1,153
Work in progress	1,654	1,947
Finished goods	261	505
Currency translation effect	(11)	20
Less: provision for obsolete inventory	(694)	(695)
	$2,386	$2,930

The following table represents the changes in provision for obsolete inventory:

	Sept. 30, 2018 (Unaudited)	June 30, 2018

Beginning	$695	$686
Additions charged to expenses	-	9
Usage – disposition	(1)	(5)
Currency translation effect	-	5
Ending	$694	$695

7. ASSETS HELD FOR SALE

Penang Property

During the fourth quarter of 2015, the operations in Malaysia planned to sell its factory building in Penang, Malaysia. In accordance with ASC Topic 360, during fiscal year 2015 the property was reclassified from investment property, which had a net book value of RM 371, or approximately $98, to assets held for sale, since there was an intention to sell the factory building. In May 2015, Trio-Tech Malaysia was approached by a potential buyer to purchase the factory building. On September 14, 2015, application to sell the property was rejected by Penang Development Corporation (PDC). The rejection was because the business activity of the purchaser was not suitable to the industry that is being promoted on said property. PDC made an offer to purchase the property, which was not at the expected value and the offer expired on March 28, 2016. The last conversation with PDC was on 24th July 2018, there has been no news from PDC to confirm their interest in buying the property as of Sep 30, 2018. During the first quarter of fiscal year 2019, there was an interested buyer to purchase the property; however, the purchase was not consummated as the potential buyer was unable to obtain financing. . As of the end of the first quarter of fiscal year 2019, management is working closely with two agents to search for potential buyers. The net book values of the building were RM371, or $89, as at September 30, 2018 and RM 371, or $91, as at June 30, 2018.

Mao Ye Property

During the first quarter of 2019, management decided to sell our Mao Ye Property, which is one of our earlier investment properties. In order to monetize the capital gain on property, TTCQ appointed a sole agent for 6 months as of September 1, 2018 to search for suitable buyers for this property. The Company believes that it has the ability to complete the sale transaction within a period of one year since the asset can be transferred to the buyer in its present condition and the target price given to the sole agent is reasonable in relation to its current fair value. In accordance with ASC Topic 360, as there was an intention to sell the investment properties within 1 year, the property was reclassified from investment property, which had a net book value of RMB 2,729, or approximately $397 as at September 30,2018 and RMB 2,729, or approximately $412 as at June 30,2018 to assets held for sale.

8.  INVESTMENTS

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

The shop lots are to be delivered to TTCQ upon completion of the construction of the shop lots in the Singapore Themed Resort Project. The initial targeted date of completion was December 31, 2016. Based on discussions with the developers, the completion date is currently estimated to be December 31, 2019.

The Share Transfer Agreement (10% interest in the joint venture) was registered with the relevant authorities in China during October 2016.

9.   INVESTMENT PROPERTIES

The following table presents the Company’s investment in properties in China as of September 30, 2018. The exchange rate is based on the market rate as of September 30, 2018.

	Investment Date / Reclassification Date	Investment Amount (RMB)	Investment Amount (U.S. Dollars)
Purchase of rental property – Property I - MaoYe Property	Jan 04, 2008	5,554	894
Purchase of rental property – Property II - JiangHuai	Jan 06, 2010	3,600	580
Purchase of rental property – Property III - Fu Li	Apr 08, 2010	4,025	648
Reclassification of Mao Ye Property as "Asset held for sale"	July 01, 2018	(5,554)	(894)
Currency translation		-	(118)
Gross investment in rental property		7,625	1,110
Accumulated depreciation on rental property	Sep 30, 2018	(5,691)	(889)
Reclassified as "Asset for sale"	July 01, 2018	2,822	472
Net investment in property – China		4,756	693

The following table presents the Company’s investment in properties in China as of June 30, 2018. The exchange rate is based on the market rate as of June 30, 2018.

	Investment Date	Investment Amount (RMB)	Investment Amount (U.S. Dollars)
Purchase of rental property – Property I - MaoYe Property	Jan 04, 2008	5,554	894
Purchase of rental property – Property II - JiangHuai	Jan 06, 2010	3,600	580
Purchase of rental property – Property III - Fu Li	Apr 08, 2010	4,025	648
Currency translation		-	(131)
Gross investment in rental property		13,179	1,991
Accumulated depreciation on rental property	June 30, 2018	(5,596)	(845)
Net investment in property – China		7,583	1,146

The following table presents the Company’s investment properties in Malaysia as of September 30, 2018 and June 30, 2018. The exchange rate is based on the exchange rate as of June 30, 2015 published by the Monetary Authority of Singapore.

	Investment Date	Investment Amount (RM)	Investment Amount (U.S. Dollars)
Reclassification of Penang Property I	Dec 31, 2012	681	181
Gross investment in rental property		681	181

Accumulated depreciation on rental property	June 30, 2015	(310)	(83)
Reclassified as “Assets held for sale”	June 30, 2015	(371)	(98)
Net investment in rental property - Malaysia		-	-

Rental Property I - Mao Ye Property

In fiscal 2008, TTCQ purchased an office in Chongqing, China from MaoYe Property Ltd. (“MaoYe”), for a total cash purchase price of RMB 5,554, or approximately $894. TTCQ identified a new tenant and signed a new rental agreement (653 square meters at a monthly rent of RMB 39, or approximately $6) on August 1, 2015. This rental agreement provides for a rent increase of 5% every year on January 31, commencing with 2017 until the rental agreement expires on July 31, 2020. TTCQ signed a new rental agreement (451 square meters at a monthly rent of RMB 24, or approximately $4) on February 1, 2018. This rental agreement provides for a rent increase of 6% from the second year of the contract onwards until the rental agreement expires on January 31, 2021.

During the first quarter of 2019, management decided to sell our Mao Ye Property, which is one of our earlier investment properties. In order to monetize the capital gain on property, TTCQ appointed a sole agent for 6 months as of September 1, 2018 to search for suitable buyers for this property. The Company believes that it has the ability to complete the sale transaction within a period of one year since the asset can be transferred to the buyer in its present condition and the target price given to the sole agent is reasonable in relation to its current fair value. In accordance with ASC Topic 360, as there was an intention to sell the investment properties within 1 year, the property was reclassified from investment property, which had a net book value of RMB 2,729, or approximately $397 as at September 30,2018 and RMB 2,729, or approximately $412 as at June 30,2018 to assets held for sale.

Property purchased from MaoYe generated a rental income of $22 during the three months ended September 30, 2018 as compared to $27 for the same period in last fiscal year.

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

Property purchased from JiangHuai did not generate any rental income during the three months ended September 30, 2018 or during the same period in the prior fiscal year.

Rental Property III – FuLi

In fiscal 2010, TTCQ entered into a Memorandum Agreement with Chongqing FuLi Real Estate Development Co. Ltd. (“FuLi”) to purchase two commercial properties totaling 311.99 square meters (“office space”) located in Jiang Bei District Chongqing. Although TTCQ currently rents its office premises from a third party, it intends to use the office space as its office premises. The total purchase price committed and paid was RMB 4,025, or approximately $648. The development was completed, and the property was handed over in April 2013 and the title deed was received during the third quarter of fiscal 2014.

The two commercial properties were leased to third parties under two separate rental agreements, one of which expires in April 2019 and provides for a rent increase of 5% every year on May 1, commencing in 2017 until the rental agreement expires on April 30, 2019 and the other of which expired in March 31, 2018. Management continues to follow-up closely on getting a new tenant for this vacant unit despite the slow current market rental situation.

Properties purchased from Fu Li generated a rental income of $5 for the three months ended September 30, 2018, and $12 for the same period in the last fiscal year.

Summary

Total rental income for all investment properties in China was $27 for the three months ended September 30, 2018 and $39 for the same period in the last fiscal year.

Depreciation expenses for all investment properties in China were $14 for the three months ended September 30, 2018 and $25 for the same period in the last fiscal year.

10.   OTHER ASSETS

Other assets consisted of the following:
	Sept. 30, 2018 (Unaudited)	June 30, 2018
Down payment for purchase of investment properties	$1,645	$1,645
Down payment for purchase of property, plant and equipment	44	561
Deposits for rental and utilities	140	140
Currency translation effect	(165)	(97)
Total	$1,664	$2,249

11. LINES OF CREDIT

Carrying value of the Company’s lines of credit approximates its fair value because the interest rates associated with the lines of credit are adjustable in accordance with market situations when the Company borrowed funds with similar terms and remaining maturities.

The Company’s credit rating provides it with readily and adequate access to funds in global markets.

As of September 30, 2018, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Expiration	Credit	Unused
Facility	Facility	Rate	Date	Limitation	Credit
Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Ranging from 1.6% to 5.5%	-	$4,169	$3,307
Trio-Tech (Tianjin) Co., Ltd.	Lines of Credit	5.22%	-	$1,456	$434
Universal (Far East) Pte. Ltd.	Lines of Credit	Ranging from 1.6% to 5.5%	-	$366	$117

As of June 30, 2018, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Expiration	Credit	Unused
Facility	Facility	Rate	Date	Limitation	Credit
Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Ranging from 1.6% to 5.5%	-	$4,183	$3,325
Trio-Tech (Tianjin) Co., Ltd.	Lines of Credit	5.22%	-	$1,511	$437
Universal (Far East) Pte. Ltd.	Lines of Credit	Ranging from 1.6% to 5.5%	-	$367	$256

On January 4, 2018, Trio-Tech International Pte. Ltd. signed an agreement with a bank to sub-allocate a portion of the facility thereunder to its subsidiary - Universal (Far East) Pte. Ltd. for an Accounts Payable Financing facility for SGD 500, or approximately $367 based on the market exchange rate. Interest is charged at 1.6% to 5.5%. The financing facility was set up to facilitate the working capital in our operations in Singapore. The Company started to use this facility in fiscal year 2018.

12.  ACCRUED EXPENSES

Accrued expenses consisted of the following:
	Sept. 30, 2018 (Unaudited)	June 30, 2018
Payroll and related costs	$1,488	$1,545
Commissions	68	89
Customer deposits	518	17
Legal and audit	274	265
Sales tax	20	17
Utilities	139	130
Warranty	69	82
Accrued purchase of materials and property, plant and equipment	394	454
Provision for re-instatement	294	289
Other accrued expenses	367	203
Currency translation effect	(60)	81
Total	$3,571	$3,172

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

	Sept. 30, 2018 (Unaudited)	June 30, 2018
Beginning	$82	$48
Additions charged to cost and expenses	-	64
Reversal	(13)	(30)
Currency translation effect	-	-
Ending	$69	$82

14.   BANK LOANS PAYABLE

 Bank loans payable consisted of the following:
	Sept. 30, 2018 (Unaudited)	June 30, 2018
Note payable denominated in RM for expansion plans in Malaysia, maturing in August 2028, bearing interest at the bank’s prime rate less 1.50% (5.00% at September 30, 2018 and June 30, 2018) per annum, with monthly payments of principal plus interest through August 2028, collateralized by the acquired building with a carrying value of $5,666 and 2,809, as at September 30, 2018 and June 30, 2018, respectively.	2,935	1,615

Note payable denominated in U.S. dollars for expansion plans in Singapore and its subsidiaries, maturing in April 2020, bearing interest at the bank’s lending rate (3.96% for September 30, 2018 and June 30, 2018) with monthly payments of principal plus interest through June 2020. This note payable is secured by plant and equipment with a carrying value of $177 and $187, as at September 30, 2018 and June 30, 2018, respectively.	254	293

Total bank loans payable	$3,189	$1,908

Current portion of bank loan payable	486	380
Currency translation effect on current portion of bank loan	(8)	(13)
Current portion of bank loan payable	478	367
Long term portion of bank loan payable	2,703	1,528
Currency translation effect on long-term portion of bank loan	(56)	(91)
Long term portion of bank loans payable	$2,647	$1,437

Future minimum payments (excluding interest) as at September 30, 2018 were as follows:

2019	$478
2020	449
2021	363
2022	382
2023	401
Thereafter	1,052
Total obligations and commitments	$3,125

Future minimum payments (excluding interest) as at June 30, 2018 were as follows:

2019	$367
2020	372
2021	242
2022	254
2023	267
Thereafter	302
Total obligations and commitments	$1,804

15.   COMMITMENTS AND CONTINGENCIES

Trio-Tech (Malaysia) Sdn. Bhd. has capital commitments for the purchase of equipment and other related infrastructure costs amounting to RM 62, or approximately $15, based on the exchange rate as at September 30, 2018, as compared to the capital commitment as at June 30, 2018 amounting to RM 62, or approximately $16.

Trio-Tech (Tianjin) Co. Ltd. in China has capital commitments for the purchase of equipment and other related infrastructure costs amounting to RMB 2,379, or approximately $346, based on the exchange rate as on September 30, 2018, as compared to the capital commitment as at June 30, 2018 amounting to RMB 3,927, or approximately $593.

Trio-Tech (SIP) Co., Ltd. in China has capital commitments for the purchase of equipment and other related infrastructure costs amounting to RMB 6,341, or approximately $923, based on the exchange rate as on September 30, 2018 as compared to the capital commitment as at June 30, 2018 amounting to RMB 6,084, or approximately $919.

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

16.   BUSINESS SEGMENTS

In fiscal year 2019, the Company operates in four segments; the testing service industry (which performs structural and electronic tests of semiconductor devices), the designing and manufacturing of equipment (which equipment tests the structural integrity of integrated circuits and other products), distribution of various products from other manufacturers in Singapore and Southeast Asia, and the real estate segment in China.

The revenue allocated to individual countries was based on where the customers were located. The allocation of the cost of equipment, the current year investment in new equipment and depreciation expense have been made on the basis of the primary purpose for which the equipment was acquired.

All inter-segment revenue was from the manufacturing segment to the testing and distribution segments. Total inter-segment revenue was $285 for the three months ended September 30, 2018, as compared to $95 for the same period in the last fiscal year.  Corporate assets mainly consisted of cash and prepaid expenses. Corporate expenses mainly consisted of stock option expenses, salaries, insurance, professional expenses and directors' fees. Corporate expenses are allocated to the four segments. The following segment information table includes segment operating income or loss after including the corporate expenses allocated to the segments, which gets eliminated in the consolidation.

The following segment information is un-audited for the three months ended September 30, 2018 and September 30, 2017:

 Business Segment Information:

	Three Months Ended Sept. 30,	Net Revenue	Operating Income / (Loss)	Total Assets	Depr. And Amort.	Capital Expenditures
Manufacturing	2018	$3,637	107	8,566	29	1
	2017	$4,765	186	8,194	28	35

Testing Services	2018	4,437	(138)	24,200	512	1,213
	2017	4,605	336	22,129	447	494

Distribution	2018	1,944	172	656	-	-
	2017	1,536	101	573	-	-

Real Estate	2018	27	(12)	3,441	14	-
	2017	39	(10)	3,568	25	-

Fabrication	2018	-	-	25	-	-
Services *	2017	-	-	28	-	-

Corporate &	2018	-	(6)	151	-	-
Unallocated	2017	-	(66)	214	-	-

Total Company	2018	$10,045	123	37,039	555	1,214
	2017	$10,945	547	34,706	500	529

* Fabrication Services is a discontinued operation.

17. OTHER INCOME

Other income consisted of the following:

	Three Months Ended September 30,
	2018 (Unaudited)	2017 (Unaudited)
Interest income	10	8
Other rental income	27	26
Exchange loss	(39)	(6)
Bad debt recovery	2	1
Other miscellaneous income	43	129
Total	$43	$158

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

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017, and permanently reduces the U.S. federal corporate tax rate from 35% to 21%, eliminated corporate Alternative Minimum Tax, modified rules for expensing capital investment, and limited the deduction of interest expense for certain companies. The Act is a fundamental change to the taxation of multinational companies, including a shift from a system of worldwide taxation with some deferral elements to a territorial system, current taxation of certain foreign income, a minimum tax on low tax foreign earnings, and new measures to curtail base erosion and promote U.S. production.

As the Company has a June 30 fiscal year end, the lower corporate income tax rate will be phased in, resulting in a lower U.S. statutory federal rate. In accordance with Section 15 of the Internal Revenue Code, the Company applied a blended U.S. statutory federal income tax rate of 27.55% for the year ended June 30, 2018. Accounting Standard Codification (“ASC”) 740 requires filers to record the effect of tax law changes in the period enacted. The Company recognized income tax expenses of $900 related to the one-time deemed repatriation. No expenses have been recognized related to the deferred tax re-measurement and minimum tax on low tax foreign earnings. However, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), that permits filers who may not have the necessary information available, prepared, or analyzed (including computations) for certain income tax effects of the Act in order to determine a reasonable estimate to be recorded as provisional amounts during a measurement period ending no later than one year from the date of enactment. Accordingly, the Company has recorded an estimated $900 and will finalize the accounting for the tax impact of the Tax Act no later than the end of the permitted measurement period under the SAB 118.

Discussion of the certain material provisions affecting the Company is provided below.

One-Time Mandatory Repatriation

One of the effects of the Tax Act is to transition from a world-wide to a territorial tax system. The Tax Act requires a mandatory one-time repatriation of certain post-1986 earnings and profits that were deferred from U.S. taxation by the Company’s foreign subsidiaries. The basis of the tax is on cash held and specified assets which are taxed at 15.5% and 8%, respectively. The Company has elected to pay the Repatriation Tax over an 8-year period.

We recorded an estimated $900 charge in fiscal 2018 related to the one-time transition tax on the deemed repatriation of deferred foreign income, which was included in the provision for income taxes on our consolidated income statements and income taxes on our consolidated balance sheets, based on existing tax laws and the best information available as of the date of estimate.

As of September 30, 2018, we have not completed our accounting for the estimated tax effects of one-time mandatory repatriation tax, as our analysis of deferred foreign income and foreign tax credit is not complete. Due to the timing of enactment and complexity in applying the provisions of the Tax Act, the provisional net charge is subject to revisions as we continue to complete our analysis of the Tax Act, collect and prepare necessary data, and interpret additional guidance issued by the U.S Treasury Department, IRS, FASB, and other standard-setting and regulatory bodies. Adjustments may materially impact our provision for income taxes and effective tax rate in the period in which the adjustments are made.

The final impact of the Tax Act may differ, possibly materially, due to factors such as changes in interpretations and assumptions that the company has made in its assessment, further refinement of the company’s calculations, additional guidance that may be issued by the U.S. government, among other items. The company has not completed its assessment and the tax charge remains provisional as of September 30, 2018.

Our accounting for the estimated tax effects will be completed during the measurement period, which should not extend beyond one year from the enactment date.

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

Deferred Tax Re-Measurement

The re-measurement is based on the expected reversals of the deferred taxes at the estimated US federal tax rates of 28% for the current fiscal year and 21% for future fiscal years. As the Company established a full valuation allowance on the U.S. deferred tax assets, the Company has not recognized any income tax effects for the deferred tax re-measurement under the Tax Act. Our accounting for the any possible income tax effects for the deferred tax re-measurement will be completed during the measurement period, which should not extend beyond one year from the enactment date.

The Company accrues penalties and interest related to unrecognized tax benefits when necessary as a component of penalties and interest expenses, respectively. The Company had not accrued any penalties or interest expenses relating to unrecognized benefits as of September 30, 2018.

19.  REVENUE

Method and Impact of Adoption

Effective as of July 1, 2018, the Company adopted ASU 2014-09, Revenue from contracts with Customers (Topic 606), and its related amendments using the modified retrospective transition method. This method was applied to contracts that were not complete as of the date of adoption. Under the modified retrospective transition approach, periods prior to the adoption date were not adjusted and continue to be reported in accordance with ASC 605.

An assessment was made on the impact of all existing arrangements as at the date of adoption, under ASC 606, to identify the cumulative effect of applying ASC 606 on the beginning retained earnings. The Company quantified the impact of the adoption on its’ financial position, results of operations and cash flow. The impact amounted to 0.06% of fiscal 2018 sales or $28, which is immaterial to the Company. Hence, based on materiality principle, the Company concluded that the cumulative adjustment is not required to be made to the Company’s Beginning Retained Earnings.

The impact is primarily driven by the changes related to the accounting of standard warranty. Prior to adoption of ASC 606, the Company accounted for the estimated warranty cost as a charge to costs of sales when revenue was recognized. Upon adoption of ASC 606, the standard warranty for customized products is recognized as a separate performance obligation.

We have completed our adoption and implemented policies, processes and controls to support the standard’s measurement and disclosure requirements. We recognize net product revenue when we satisfy obligations as evidenced by the transfer of control of our products and services to customers. The guidance did not have material impact on the company’s consolidated financial results.

Contract Balances

The timing of revenue recognition, billings and collections may result in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities). As of July 1, 2018, deferred income amounting to $260 was reclassified from trade receivables to contract assets and customer deposits amounting to $31 was reclassified from accrued expenses to contract liabilities in order to establish the new opening balance for contract assets and liabilities.

The Company’s payment terms and conditions vary by contract type, although terms generally include a requirement of payment of 70% to 90% of total contract consideration within 30 to 60 days of shipment, with the remainder payable within 30 days of acceptance. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined that its contracts generally do not include a significant financing component.

Contract assets were recorded under other receivable while contract liabilities were recorded under accrued expenses in the balance sheet.

The following table summarizes the effects of adopting ASU 2014-09 as an adjustment to the opening balance.

	Bal as at June 30, 2018	Adjustment for (ASC 606)	Opening as at July 1, 2018
Assets
Trade Accounts Receivable	8,007	(260)	7,747

Other Receivables
Others	621	-	621
Contract Assets	-	260	260
Total	621	260	881

	Bal as at June 30, 2018	Adjustment for (ASC 606)	Opening as at July 1, 2018
Liabilities
Accounts Payable	3,704	-	3,704

Accrued Expenses
Others	3,172	(31)	3,141
Contract Liabilities	-	31	31
Total	3,172	-	3,172

The following table is the reconciliation of contract balances.

	Sept. 30, 2018 (Unaudited)	July 1, 2018 (Unaudited)
Trade Accounts Receivable	8,121	7,747
Accounts Payable	2,939	3,704
Contract Assets	271	260
Contract Liabilities	485	31

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

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted EPS for the years presented herein:

	Three Months Ended
	September 30,
	2018 (Unaudited)	2017 (Unaudited)
Income attributable to Trio-Tech International common shareholders from continuing operations, net of tax	$69	$576
Loss attributable to Trio-Tech International common shareholders from discontinued operations, net of tax	(4)	(1)
Net income attributable to Trio-Tech International common shareholders	$65	$575

Weighted average number of common shares outstanding - basic	3,608	3,533
Dilutive effect of stock options	124	140
Number of shares used to compute earnings per share – diluted	3,732	3,673

Basic earnings per share from continuing operations attributable to Trio-Tech International	0.02	0.16

Basic earnings per share from discontinued operations attributable to Trio-Tech International	-	-
Basic earnings per share from net loss attributable to Trio-Tech International	$0.02	$0.16

Diluted earnings per share from continuing operations attributable to Trio-Tech International	0.02	0.16

Diluted earnings per share from discontinued operations attributable to Trio-Tech International	-	-
Diluted earnings per share from net loss attributable to Trio-Tech International	$0.02	$0.16

21.  STOCK OPTIONS

On September 24, 2007, the Company’s Board of Directors unanimously adopted the 2007 Employee Stock Option Plan (the “2007 Employee Plan”) and the 2007 Directors Equity Incentive Plan (the “2007 Directors Plan”), each of which was approved by the shareholders on December 3, 2007. Each of those plans was amended during the term of such plan to increase the number of shares covered thereby. As of the last amendment thereof, the 2007 Employee Plan covered an aggregate of 600,000 shares of the Company’s Common Stock and the 2007 Directors Plan covered an aggregate of 500,000 shares of the Company’s Common Stock. Each of those plans terminated by its respective terms on September 24, 2017. These two plans were administered by the Board, which also established the terms of the awards.

On September 14, 2017, the Company’s Board of Directors unanimously adopted the 2017 Employee Stock Option Plan (the “2017 Employee Plan”) and the 2017 Directors Equity Incentive Plan (the “2017 Directors Plan”) each of which was approved by the shareholders on December 4, 2017. Each of these plans is administered by the Board of Directors of the Company.

Assumptions

The fair value for the options granted were estimated using the Black-Scholes option pricing model with the following weighted average assumptions, assuming no expected dividends:

	Three Months Ended September 30,
	2018	2017

Expected volatility	60.41% to 104.94%	60.41% to 104.94%
Risk-free interest rate	0.30% to 0.78%	0.30% to 0.78%
Expected life (years)	2.50	2.50

The expected volatilities are based on the historical volatility of the Company’s stock. Due to higher volatility, the observation is made on a daily basis for the three months ended September 30, 2018. The observation period covered is consistent with the expected life of options. The expected life of the options granted to employees has been determined utilizing the “simplified” method as prescribed by ASC Topic 718 Stock Based Compensation, which, among other provisions, allows companies without access to adequate historical data about employee exercise behavior to use a simplified approach for estimating the expected life of a "plain vanilla" option grant. The simplified rule for estimating the expected life of such an option is the average of the time to vesting and the full term of the option. The risk-free rate is consistent with the expected life of the stock options and is based on the United States Treasury yield curve in effect at the time of grant.

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

During the first quarter of fiscal year 2018, the Company did not grant any options pursuant to the 2017 Employee Plan. There were no stock options exercised during the three-month period ended September 30, 2018. The Company recognized $1 stock-based compensation expenses during the three months ended September 30, 2018.

As of September 30, 2018, there were vested stock options granted under the 2017 Employee Plan covering a total of 15,000 shares of Common Stock. The weighted-average exercise price was $5.98 and the weighted average remaining contractual term was 4.48 years.

A summary of option activities under the 2017 Employee Plan during the three months ended September 30, 2018 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2018	60,000	$5.98	4.73	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2018	60,000	5.98	4.48	-
Exercisable at September 30, 2018	15,000	5.98	4.48	-

A summary of the status of the Company’s non-vested employee stock options during the three months ended September 30, 2018 is presented below:
	Options	Weighted Average Grant-Date Fair Value

Non-vested at July 1, 2018	45,000	$5.98
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested at September 30, 2018	45,000	$5.98

2007 Employee Stock Option Plan

The Company’s 2007 Employee Plan terminated by its terms on September 24, 2017 and no further options may be granted thereunder. However, the options outstanding thereunder continue to remain outstanding and in effect in accordance with their terms. The Employee Plan permitted the grant of stock options to its employees covering up to an aggregate of 600,000 shares of Common Stock. Under the 2007 Employee Plan, all options were required to be granted with an exercise price of not less than fair value as of the grant date and the options granted were required to be exercisable within a maximum of ten years after the date of grant, or such lesser period of time as is set forth in the stock option agreements. The options were permitted to be exercisable (a) immediately as of the effective date of the stock option agreement granting the option, or (b) in accordance with a schedule related to the date of the grant of the option, the date of first employment, or such other date as may be set by the Compensation Committee. Generally, options granted under the 2007 Employee Plan are exercisable within five years after the date of grant, and vest over the period as follows: 25% vesting on the grant date and the remaining balance vesting in equal installments on the next three succeeding anniversaries of the grant date. The share-based compensation will be recognized in terms of the grade method on a straight-line basis for each separately vesting portion of the award. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the 2007 Employee Plan).

During the first quarter of fiscal year 2019, the Company did not grant any options pursuant to the 2007 Employee Plan. There were 15,000 of options exercised during the three-month period ended September 30, 2018. The Company recognized $1 stock-based compensation expenses during the three months ended September 30, 2018.

The Company did not grant any options pursuant to the 2007 Employee Plan during the three months ended September 2017. There were no options exercised during the three months ended September 2017. The Company recognized stock-based compensation expenses of $1 in the three months ended September 30, 2017 under the Employee Plan. The balance of unamortized stock-based compensation of $4 based on weighted-average remaining contractual term for non-vested options was 3.97 years.

As of September 30, 2018, there were vested stock options granted under the 2007 Employee Plan covering a total of 83,750 shares of Common Stock. The weighted-average exercise price was $3.39 and the weighted average remaining contractual term was 1.75 years.

As of September 30, 2017, there were vested employee stock options covering a total of 79,375 shares of Common Stock. The weighted-average exercise price was $3.36 and the weighted average contractual term was 2.11 years.

A summary of option activities under the 2007 Employee Plan during the three months ended September 30, 2018 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 1, 2018	127,500	$3.52	2.10	$121
Granted	-	-	-	-
Exercised	(15,000)	3.62	-	-
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2018	112,500	$3.50	2.10	$120
Exercisable at September 30, 2018	83,750	$3.39	1.75	$99

A summary of the status of the Company’s non-vested employee stock options during the three months ended September 30, 2018 is presented below:

	Options	Weighted Average Grant-Date Fair Value
Non-vested at July 1, 2018	28,750	$3.83
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested at September 30, 2018	28,750	$3.83

A summary of option activities under the 2007 Employee Plan during the three months ended September 30, 2017 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 1, 2017	127,500	$3.52	3.10	$187
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2017	127,500	$3.52	2.85	$220
Exercisable at September 30, 2017	79,375	$3.36	2.11	$149

A summary of the status of the Company’s non-vested employee stock options during the three months ended September 30, 2017 is presented below:

	Options	Weighted Average Grant-Date Fair Value
Non-vested at July 1, 2017	48,125	$3.77
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested at September 30, 2017	48,125	$3.77

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

During the first quarter of fiscal year 2019, the Company did not grant any options pursuant to the 2017 Directors Plan. There were no stock options exercised during the three-month period ended September 30, 2018. The Company did not recognize any stock-based compensation expenses during the three months ended September 30, 2018.

As all of the stock options granted under the 2017 Directors Plan vest immediately on the date of grant, there were no unvested stock options granted under the 2017 Directors Plan as of September 30, 2018. As of September 30, 2018, there were vested stock options granted under the 2017 Directors Plan covering a total of 80,000 shares of Common Stock. The weighted-average exercise price was $5.98 and the weighted average remaining contractual term was 4.48 years.

2007 Directors Equity Incentive Plan

The 2007 Directors Plan terminated by its terms on September 24, 2017 and no further options may be granted thereunder. However, the options outstanding thereunder continue to remain outstanding and in effect in accordance with their terms. The Directors Plan permitted the grant of options covering up to an aggregate of 500,000 shares of Common Stock to its directors in the form of non-qualified options and restricted stock. The exercise price of the non-qualified options is 100% of the fair value of the underlying shares on the grant date. The options have five-year contractual terms and are generally exercisable immediately as of the grant date.

During the first quarter of fiscal year 2019, the Company did not grant any options pursuant to the 2007 Directors Plan. There were 40,000 of stock options exercised during the three-month period ended September 30, 2018. The Company did not recognize any stock-based compensation expenses during the three months ended September 30, 2018.

During the first quarter of fiscal year 2018, the Company did not grant any options pursuant to the 2007 Directors Plan. There were no stock options exercised during the three-month period ended September 30, 2017. The Company did not recognize any stock-based compensation expenses during the three months ended September 30, 2017.

As of September 30, 2018, there were vested stock options granted under the 2007 Directors Plan covering a total of 330,000 shares of Common Stock. The weighted-average exercise price was $3.38 and the weighted average remaining contractual term was 2.13 years. Both the aggregate intrinsic value of such stock options outstanding and the aggregate intrinsic value of such options exercisable as of September 30, 2018 were $394.

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

A summary of option activities under the 2007 Directors Plan during the three months ended September 30, 2018 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2018	390,000	$3.41	2.05	$412
Granted	-	-	-	-
Exercised	(40,000)	3.62	-	-
Forfeited or expired	(20,000)	(3.62)	-	-
Outstanding at September 30, 2018	330,000	$3.38	2.13	$394
Exercisable at September 30, 2018	330,000	$3.38	2.13	$394

A summary of option activities under the 2007 Directors Plan during the three months ended September 30, 2017 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2017	415,000	$3.36	2.93	$673
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2017	415,000	$3.36	2.68	$781
Exercisable at September 30, 2017	415,000	$3.36	2.68	$781

22.  FAIR VALUE OF FINANCIAL INSTRUMENTS APPROXIMATE CARRYING VALUE

In accordance with ASC Topics 825 and 820, the following presents assets and liabilities measured and carried at fair value and classified by level of fair value measurement hierarchy:

There were no transfers between Levels 1 and 2 during the three months ended September 30, 2018 and 2017.

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

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Overview

The following should be read in conjunction with the condensed consolidated financial statements and notes in Item I above and with the audited consolidated financial statements and notes, the information under the headings “Risk Factors” and “Management’s discussion and analysis of financial condition and results of operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

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

TTI generated approximately 99.7% of its revenue from its three core business segments in the test and measurement industry, i.e. manufacturing of test equipment, testing services and distribution of test equipment during the three months ended September 30, 2018. The Real Estate segment contributed only 0.3% to the total revenue and has been insignificant since the property market in China has slowed down due to control measures in China.

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

First Quarter Fiscal Year 2019 Highlights

●
Total revenue decreased by $900, or 8.2%, to $10,045 in the first quarter of fiscal year 2019, compared to $10,945 for the same period in fiscal year 2018.
●
Manufacturing segment revenue decreased by $1,128, or 23.7%, to $3,637 for the first quarter of fiscal year 2019, compared to $4,765 for the same period in fiscal year 2018.
●
Testing segment revenue decreased by $168, or 3.6%, to $4,437 for the first quarter of fiscal year 2019, compared to $4,605 for the same period in fiscal year 2018.
●
Distribution segment revenue increased by $408, or 26.6%, to $1,944 for the first quarter of fiscal year 2019, compared to $1,536 for the same period in fiscal year 2018.
●
Real estate segment rental revenue was $27 for the first quarter of fiscal year 2019 and $39 for the first quarter of fiscal year 2018.
●
The overall gross profit margin decreased by 4.3% to 20.9% for the first quarter of fiscal year 2019, from 25.2% for the same period in fiscal year 2018.
●
Income from operations was $123 for the first quarter of fiscal year 2019, a decrease of $424, as compared to an income from operations of $547 for the same period in fiscal year 2018.
●
General and administrative expenses decreased by $80, or 4.4%, to $1,759 for the first quarter of fiscal year 2019, from $1,839 for the same period in fiscal year 2018.
●
Selling expenses decreased by $32, or 17.9%, to $147 for the first quarter of fiscal year 2019, from $179 for the same period in fiscal year 2018.
●
Other income decreased by $115 to $43 in the first quarter of fiscal year 2019 compared to $158 in the same period in fiscal year 2018.
●
Tax expense increased by $32 to $74 in the first quarter of fiscal year 2019 compared to $42 in the same period in fiscal year 2018.
●
During the first quarter of fiscal year 2019, income from continuing operations before non-controlling interest, net of tax was $14, as compared to an income of $605 for the same period in fiscal year 2018.
●
Net loss attributable to non-controlling interest for the first quarter of fiscal year 2019 was $59, a deterioration of $86, as compared to net income of $27 in the same period in fiscal year 2018.
●
Working capital increased by $1,472, or 16.0%, to $10,700 as of September 30, 2018 compared to $9,228 as of June 30, 2018.
●
Basic Earnings per share for the first quarter of fiscal year 2019 were $0.02, as compared to earnings per share of $0.16 for the same period in fiscal year 2018.
●
Dilutive Earnings per share for the first quarter of fiscal year 2019 were $0.02, as compared to earnings per share of $0.16 for the same period in fiscal year 2018.
●
Total assets increased by $565, or 1.5% to $37,039 as of September 30, 2018 compared to $36,474 as of June 30, 2018.
●
Total liabilities increased by $899, or 6.9% to $13,872 as of September 30, 2018 compared to $12,973 as of June 30, 2018.

Results of Operations and Business Outlook

The following table sets forth our revenue components for the three months ended September 30, 2018 and 2017, respectively.

Revenue Components	Three Months Ended September 30,
	2018	2017
Revenue:
Manufacturing	36.2%	43.5%
Testing Services	44.2	42.1
Distribution	19.3	14.0
Real Estate	0.3	0.4
Total	100.0%	100.0%

Revenue for the three months ended September 30, 2018 was $10,045, a decrease of $900 from $10,945 when compared to the revenue for the same period of the prior fiscal year. As a percentage, revenue decreased by 8.2% for the three months ended September 30, 2018 when compared to revenue for the same period of the prior year.

For the three months ended September 30, 2018, there was a decrease in revenue across all segments except for the distribution segment when compared to the same period of the prior fiscal year.

Total revenue into and within China, the Southeast Asia regions and other countries (except revenue into and within the United States) decreased by $842, or 8.1%, to $9,576 for the three months ended September 30, 2018, as compared with $10,418 for the same period of last fiscal year. The decrease was mainly due to a decrease in the manufacturing segment in the Singapore and Suzhou, China operations and a decrease in the testing segment in the Tianjin, China operations which was partially offset by an increase in the testing segment and distribution segment in our Singapore operations.

Total revenue into and within the U.S. was $469 for the three months ended September 30, 2018, a decrease of $58 from $527 for the same period of the prior year. The decrease in the three months result was mainly due to a decrease in orders from existing customers in the first quarter of fiscal year 2019 as compared to the same period in fiscal year 2018.

Revenue within our four current segments for the three months ended September 30, 2018 is discussed below.

Manufacturing Segment

Revenue in the manufacturing segment as a percentage of total revenue was 36.2% for the three months ended September 30, 2018, a decrease of 7.3% of total revenue when compared to 43.5% in the same period of the last fiscal year. The absolute amount of revenue decreased by $1,128 to $3,637 for the three months ended September 30, 2018, compared to $4,765, for the same period of the last fiscal year.

Revenue in the manufacturing segment for the three months ended September 30, 2018 decreased primarily due to a decrease in orders by customers in the Singapore and Suzhou, China operations.

The revenue in the manufacturing segment from a major customer accounted for 39.6% and 37.9% of our revenue in the manufacturing segment for the three months ended September 30, 2018 and 2017, respectively. The future revenue in our manufacturing segment will be affected by the purchase and capital expenditure plans of this major customer, if the customer base cannot be increased.

Testing Services Segment

Revenue in the testing segment as a percentage of total revenue was 44.2% for the three months ended September 30, 2018, a increase of 2.1% of total revenue when compared to 42.1% for the same period of the last fiscal year. The absolute amount of revenue decreased by $168 to $4,437 for the three months ended September 30, 2018, as compared to $4,605 for the same period of the last fiscal year.

Revenue in the testing segment for the three months ended September 30, 2018 decreased primarily due to a decrease in our Tianjin, China operations but was partially offset by an increase in our Singapore operations. The decrease in Tianjin, China was caused by a decrease in orders from our major customer.

The revenue in the testing segment from a major customer accounted for 76.0% and 78.4% of our revenue in the testing segment for the three months ended September 30, 2018 and 2017, respectively. The future revenue in our testing segment will be affected by the demands of this major customer, if the customer base cannot be increased. Demand for testing services varies from country to country depending on changes taking place in the market and our customers’ forecasts. As it is difficult to accurately forecast fluctuations in the market, management believes it is necessary to maintain testing facilities in close proximity to our customers in order to make it convenient for them to send us their newly manufactured parts for testing and to enable us to maintain a share of the market.

Distribution Segment

Revenue in the distribution segment as a percentage of total revenue was 19.3% for the three months ended September 30, 2018, an increase of 5.3% of total revenue when compared to 14.0% in the same period of the last fiscal year. The absolute amount of revenue increased by $408 to $1,944 for the three months ended September 30, 2018, compared to $1,536 for the same period of the last fiscal year.

Revenue in the distribution segment for the three months ended September 30, 2018 increased primarily due to an increase in revenue generated from customers in the Singapore operations.

Demand for the distribution segment varies depending on the demand for our customers’ products, the changes taking place in the market and our customers’ forecasts.  Hence it is difficult to accurately forecast fluctuations in the market.

Real Estate Segment

The real estate segment accounted for 0.3% of total revenue for the three months ended September 30, 2018 and 0.4% of total revenue for three months ended September 30, 2017. The absolute amount of revenue in the real estate segment was $27 for the three months ended September 30, 2018 and $39 for the three months ended 30 September 2017.

During the first quarter of 2019, Management decided to sell our Mao Ye Property, which is one of our earlier investment properties. In order to monetize the capital gain on property, TTCQ appointed a sole agent for 6 months as of September 1, 2018 to search for suitable buyers for this property. In accordance with ASC Topic 360, as there was an intention to sell the investment properties, the property was reclassified from investment property, which had a net book value of RMB 2,729, or approximately $397 as at September 30, 2018, to assets held for sale.

Uncertainties and Remedies

There are several influencing factors which create uncertainties when forecasting performance, such as the constantly changing nature of technology, specific requirements from the customer, decline in demand for certain types of burn-in devices or equipment, decline in demand for testing services and fabrication services, and other similar factors. One factor that influences uncertainty is the highly competitive nature of the semiconductor industry. Another is that some customers are unable to provide a forecast of the products required in the upcoming weeks; hence it is difficult to plan for the resources needed to meet these customers’ requirements due to short lead time and last minute order confirmation. This will normally result in a lower margin for these products, as it is more expensive to purchase materials in a short time frame. However, the Company has taken certain actions and formulated certain plans to deal with and to help mitigate these unpredictable factors. For example, in order to meet manufacturing customers’ demands upon short notice, the Company maintains higher inventories, but continues to work closely with its customers to avoid stock piling. We believe that we have improved customer service from staff through our efforts to keep our staff up to date on the newest technology and stressing the importance of understanding and meeting the stringent requirements of our customers. Finally, the Company is exploring new markets and products, looking for new customers, and upgrading and improving burn-in technology while at the same time searching for improved testing methods of higher technology chips.

We are in the process of implementing an Enterprise Resource Planning (“ERP”) system, as part of a multi-year plan to integrate and upgrade our systems and processes. The implementation of this ERP system is scheduled to occur in phases over the next few years, and began with the migration of certain of our operational and financial systems in our Singapore operations to the new ERP system during the second quarter of fiscal 2018. This implementation effort will continue in fiscal 2019, when the operational and financial systems in Singapore will be substantially transitioned to the new system. Implementation of a new ERP system involves risks and uncertainties. Any disruptions, delays or deficiencies in the design or implementation of the new system could result in increased costs and adversely affect our ability to timely report our financial results, which could negatively impact our business and results of operations.

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

Comparison of the First Quarter Ended September 30, 2018 and September 30, 2017

The following table sets forth certain consolidated statements of income data as a percentage of revenue for the first quarter of fiscal years 2019 and 2018, respectively:

	Three Months Ended September 30,
	2018	2017
Revenue	100.0%	100.0%
Cost of sales	79.1	74.8
Gross Margin	20.9%	25.2%
Operating expenses
General and administrative	17.5%	16.8%
Selling	1.5	1.6
Research and development	0.7	1.7
Loss on disposal of property, plant and equipment	0.0	0.1
Total operating expenses	19.7%	20.2%
Income from Operations	1.2%	5.0%

Overall Gross Margin

Overall gross margin as a percentage of revenue decreased by 4.3% to 20.9% for the three months ended September 30, 2018, from 25.2% for the same period of the last fiscal year, primarily due to a decrease in the gross profit margin in the testing segment. The decrease was partially offset by an increase in gross profit margin in the distribution segment.

Gross profit margin as a percentage of revenue in the manufacturing segment decreased by 2.0% to 21.4% for the three months ended September 30, 2018, as compared to 23.4% for the same period in last fiscal year. The decrease in gross profit margin was primarily due to more sales of low profit margin products being higher than the sale of high profit margin products in the three months ended September 30, 2018. In absolute dollar amounts, gross profits in the manufacturing segment decreased by $336 to $780 for the three months ended September 30, 2018, from $1,116 for the same period in the last fiscal year.

Gross profit margin as a percentage of revenue in the testing segment decreased by 8.0% to 23.8% for the three months ended September 30, 2018, from 31.8% in the same period of the last fiscal year. The decrease was primarily due to a decrease in testing volume in our Tianjin, China operations. Significant portions of our cost of goods sold are fixed in the testing segment.  Thus, as the demand of services and factory utilization decreases, the fixed costs are spread over the decreased output, which decreases the gross profit margin. In absolute dollar amounts, gross profit in the testing segment decreased by $412 to $1,054 for the three months ended September 30, 2018 from $1,466 for the same period of the last fiscal year.

Gross profit margin of the distribution segment is not only affected by the market price of the products we distribute, but also the mix of products we distribute, which changes frequently as a result of changes in market demand. Gross profit margin as a percentage of revenue in the distribution segment increased by 2.4% to 13.3% for the three months ended September 30, 2018, from 10.9% in the same period of the last fiscal year. The increase in gross margin was due to the increase in sales of high profit margin products in our Singapore operation as compared to the same period of last fiscal year. In terms of absolute dollar amounts, gross profit in the distribution segment for the three months ended September 30, 2018 was $258 as compared to $168 in the same period of the last fiscal year.

Gross profit margin as a percentage of revenue in the real estate segment was 33.3% for the three months ended September 30, 2018, as compared to 25.6% in the same period of the last fiscal year. In absolute dollar amounts, for the three months ended September 30, 2018, gross profit margin in the real estate segment was $9. For the three months ended September 30, 2017, gross profit margin of $10 was generated.

Operating Expenses

Operating expenses for the first quarter of fiscal years 2018 and 2017 were as follows:

	Three Months Ended September 30,
(Unaudited)	2018	2017
General and administrative	$1,759	$1,839
Selling	147	179
Research and development	72	184
Loss on disposal of property, plant and equipment	-	11
Total	$1,978	$2,213

General and administrative expenses decreased by $80, or 4.4%, from $1,839 to $1,759 for the three months ended September 30, 2018 compared to the same period of last fiscal year. The decrease in general and administrative expenses was mainly attributable to the decrease in staff welfare related expenses in the U.S. operations.

Selling expenses decreased by $32, or 17.9%, from $179 to $147 for the three months ended September 30, 2018, compared to the same period of the last fiscal year. The decrease was mainly due to a decrease in commission expenses in the manufacturing segment of our Singapore operations because of a decrease in commissionable revenue and a decrease in warranty expenses due to adoption of a new revenue standard as described in note 19 to the financial statements included in item 1 of this Form 10-Q.

Research and development expenses decreased by $112, or 60.9%, from $184 to $72 for the three months ended September 30, 2018, compared to the same period of the last fiscal year. The decrease was mainly due to a decrease of the expenses in Suzhou, China operation. The operation did not incur research and development expenses in three months ended September 30, 2018 whereas there was a one-off research and development project in the Suzhou, China operations in the three months ended September 30, 2017.

Income from Operations

Income from operations was $123 for the three months ended September 30, 2018, a decrease of $424, as compared to an income from operations of $547 for the three months ended September 30, 2017. The decrease was mainly due to the decrease in revenue and the decrease in gross profit which was partially offset by the decrease in operating expenses, as previously discussed.

Interest Expense

Interest expense for the three months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,
(Unaudited)	2018	2017
Interest expenses	$78	$58

Interest expense was $78 for the three months ended September 30, 2018 and $58 for the three months ended September 30, 2017. The increase is was due to increase utilization of short-term loan in the Singapore operation. As of September 30, 2018, the Company had an unused line of credit of $3,858 as compared to $4,639 at September 30, 2017.

Other Income

Other income for the three months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,
	2018	2017
Interest income	10	8
Other rental income	27	26
Exchange loss	(39)	(6)
Bad debt recovery	2	1
Other miscellaneous income	43	129
Total	$43	$158

Other income decreased by $115 to $43 for the three months ended September 30, 2018 from $158 as compared to the same period in the last fiscal year. The decrease was primarily due to the existence of a non-recurring reimbursement income for the three months ended September 30, 2017. Furthermore, this decrease was also caused by an increase of exchange loss. The exchange loss increases by $33 from $6 for the three months ended September 30, 2017 to an exchange loss of $39 for the three months ended September 30, 2018 was mainly due to transactional foreign exchange differences in the Malaysia and Tianjin, China operations.

Income Tax Expenses

The Company had an income tax expense of $74 for the three months ended September 30, 2018 as compared to an income tax expense of $42 for the same period in the last fiscal year. The increase in income tax expenses was mainly due to a change from deferred tax benefit in the same period last fiscal year to deferred tax expense for timing differences recorded by the Malaysia operation.

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017, the Tax Act requires a mandatory one-time repatriation of certain post-1986 earnings and profits that were deferred from US taxation by the Company’s foreign subsidiaries.  The Company recognized an income tax expense and payable of $900 in fiscal year 2018. The computation of the post-1986 earning and profits used estimates and are preliminary amounts which will be finalized during the measurement period. No adjustment of provision being made in this period. The company elected to pay the Repatriation Tax over an 8-year period at no interest rate and is not expected to have a material effect on the Company’s working capital position.

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

Non-controlling Interest

As of September 30, 2018, we held a 55% interest in Trio-Tech (Malaysia) Sdn. Bhd., Trio-Tech (Kuala Lumpur) Sdn. Bhd., SHI International Pte. Ltd., and PT. SHI Indonesia. We also held a 76% interest in Prestal Enterprise Sdn. Bhd. The share of net loss from the subsidiaries by the non-controlling interest for the three months ended September 30, 2017 was $59, a decrease of $86 compared to the share of net income of $27 for the same period of the previous fiscal year. The decrease in the net income of the non-controlling interest in the subsidiaries was attributable to the decrease in net income generated by the Malaysia operations as compared to the same period in the previous fiscal year.

Net Income

Net income for the three months ended September 30, 2018 was $65, a decrease of $510, as compared to a net income of $575 for the same period last fiscal year.

Earnings per Share

Basic earnings per share from continuing operations were $0.02 for the three months ended September 30, 2018 as compared to $0.16 for the same period in the last fiscal year. Basic earnings per share from discontinued operations were nil for both the three months ended September 30, 2018 and 2017.

Diluted earnings per share from continuing operations were $0.02 for the three months ended September 30, 2018 as compared to $0.16 for the same period in the last fiscal year. Diluted earnings per share from discontinued operations were nil for both the three months ended September 30, 2018 and 2017.

Segment Information

The revenue, gross margin and income or loss from operations for each segment during the first quarter of fiscal year 2019 and fiscal year 2018 are presented below. As the revenue and gross margin for each segment have been discussed in the previous section, only the comparison of income or loss from operations is discussed below.

Manufacturing Segment

The revenue, gross margin and income from operations for the manufacturing segment for the three months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,
(Unaudited)	2018	2017
Revenue	$3,637	$4,765
Gross margin	21.4%	23.4%
Income from operations	$107	$186

Income from operations from the manufacturing segment was $107 as compared to $185 in the same period of the last fiscal year, primarily due to a decrease in gross margin, and partially offset by a decrease in operating expenses. Gross profit decreased by $336 while operating expenses decreased by $258. Operating expenses for the manufacturing segment were $673 and $930 for the three months ended September 30, 2018 and 2017, respectively. The $258 decrease in operating expenses was mainly due to a decrease in general and administrative expenses by $67, selling expenses decreased by $50 and research and development expenses decreased by $133. The decrease in general and administrative expenses was mainly attributable to the revision in method of allocation of payroll related expenses between segments in the Singapore operations. The decrease in selling expenses was due to lower commission expenses as there was less commissionable revenue in the Singapore operations. The decrease of research and development expenses was due to the existence of a one-off project in the Suzhou, China operations in three months ended September 30, 2017.

Testing Segment

The revenue, gross margin and (loss) / income from operations for the testing segment for the three months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,
(Unaudited)	2018	2017
Revenue	$4,437	$4,605
Gross margin	23.8%	31.8%
(Loss)/ Income from operations	$(138)	$336

Loss from operations in the testing segment for the three months ended September 30, 2018 was $138, a change of $474 compared to income from operations of $336 in the same period of the last fiscal year. The change in operating income was mainly attributable to a decrease of gross profit margin as discussed earlier and also an increase in operating expenses. Operating expenses were $1,192 and $1,130 for the three months ended September 30, 2018 and 2017, respectively. The $62 increase in operating expenses was mainly due to an increase in general and administrative expenses by $130, which was partially offset by a decrease in corporate overhead by $91. The increase in general and administrative expenses was mainly due to a revision in method of allocation of payroll related expenses between segments in the Singapore operations.

Distribution Segment

The revenue, gross margin and income from operations for the distribution segment for the three months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,
(Unaudited)	2018	2017
Revenue	$1,944	$1,536
Gross margin	13.3%	10.9%
Income from operations	$172	$101

Income from operations was $172, for the three months ended September 30, 2018, as compared to $101 for the same period of last fiscal year. The increase of $71 was mainly due to an increase in gross margin, as discussed earlier, and partially offset by an increase in operating expenses. Gross profit increased by $90 while operating expenses increased by $19. Operating expenses were $86 and $67 for the three months ended September 30, 2018 and 2017, respectively. The increase in operating expenses was mainly due to an increase in general and administrative expenses of $11.

Real Estate Segment

The revenue, gross margin and loss from operations for the real estate segment for the three months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,
(Unaudited)	2018	2017
Revenue	$27	$39
Gross margin	33.3%	25.6%
Loss from operations	$(12)	$(10)

Loss from operations in the real estate segment for the three months ended September 30, 2018 was $12 compared to $10 for the same period of last fiscal year. Operating expenses were $21 and $20 for the three months ended September 30, 2018 and 2017, respectively.

Corporate

The loss from operations for Corporate for the three months ended September 30, 2018 and 2017 was as follows:

	Three Months Ended September 30,
(Unaudited)	2018	2017
Loss from operations	$(6)	$(66)

Corporate operating loss was $6 for the three months ended September 30, 2018, a decrease of $60 from a loss of $66 in the same period of the last fiscal year. The decrease was mainly attributable to a decrease in general and administrative expenses.

Financial Condition

During the three months ended September 30, 2018 total assets increased by $565 from $36,474 as at June 30, 2018 to $37,039. The increase in total assets was primarily due to an increase in cash & cash equivalents, short term deposits, trade accounts receivable, prepaid expenses, property, plant and equipment and deferred tax assets, which were partially offset by a decrease in notes & other receivables, inventory and restricted term deposits.

Cash and cash equivalents were $7,101 as at September 30, 2018, reflecting an increase of $562 from $6,539 as at June 30, 2018, primarily due to loan drawdown in the Malaysia operation and a deposit from a customer, which were partially offset by the decrease due to placement of a fixed deposit and repayment of a loan by the Singapore operation and purchase of property, plant and equipment by the China operation.

Short term deposits were $1,011 as at September 30, 2018, reflecting an increase of $358 from $653 as at June 30, 2018, primarily due to placement of a deposit by the Singapore operation.

As at September 30, 2018, the trade accounts receivable balance increased by $374 to $8,121, from $7,747 as at June 30, 2018, primarily due to the increase in revenue for the first three months of fiscal year 2019 as compared to the revenue in the fourth quarter of last fiscal year in the Singapore operation and longer collection cycles in the Singapore operation. The increase was partially offset by the decrease in the Malaysia and Tianjin, China operations due to the decrease in revenue for the first three months of fiscal year 2019 as compared to the revenue in the fourth quarter of last fiscal year. The number of days’ sales outstanding in accounts receivables for the Group was 74 and 72 days at the end of the first quarter of fiscal year 2019 and for the fiscal year ended 2018, respectively.

As at September 30, 2018 other receivables were $889, reflecting an increase of 8 from $881 as at June 30, 2018. The increase was primarily due to the tax incentive received by the Tianjin, China Operation in the first quarter of fiscal year 2019.

Inventories as at September 30, 2018 were $2,386, a decrease of $544, as compared to $2,930 as at June 30, 2018. The decrease in inventory was mainly due to higher inventory turnover days in the Singapore operations.

Prepaid expenses were $330 as at September 30, 2018 compared to $208 as at June 30, 2018. The increase of $122 was primarily due to prepayment for software related expenses in the Singapore operation and insurance in the Singapore and Tianjin, China operations.

Investment properties, net in China were $693 as at September 30, 2018 and $1,146 as at June 30, 2018. The decrease was due to reclassification of the Maoye properties amounting to RMB 2,729, or approximately $397 to Asset held for sale due to management’s decision to sell the investment property.

Assets held for sales were $486 as at September 30, 2018 and $91 as at June 30, 2018. The increase was due to reclassification of the Maoye properties amounting to RMB 2,729, or approximately $397 from investment properties due to management’s decision to sell the investment property.

Property, plant and equipment, net increased by $332 from $11,935 as at June 30, 2018, to $12,267 as at September 30, 2018, mainly due to higher capital expenditure in the Malaysia and Tianjin, China operations for the three months ended September 30, 2018.

Restricted cash decreased by $10 to $1,685 as at September 30, 2018, as compared to $1,695 as at June 30, 2018. This was primarily due to the foreign currency exchange difference between functional currency and U.S. dollars from June 30, 2018 to September 30, 2018.

Other assets decreased by $585 to $1,664 as at September 30, 2018, as compared to $2,249 as at June 30, 2018.  This was mainly due to reclassification of down payment made for purchase of property, plant equipment to fixed assets by the Malaysia and Tianjin, China operations.

Utilized lines of credit increased by $90 to $2,133 as at September 30, 2018 compared to $2,043 as at June 30, 2018, which was mainly due to utilization of the credit facility by Tianjin, China operation in the first quarter of fiscal year 2019 which was partially offset by the lower utilization of lines of credit by the Singapore operation.

Accounts payable decreased by $765 to $2,939 as at September 30, 2018, as compared to $3,704 as at June 30, 2018. This was due to the increase in creditor turnover days in the Singapore operation.

Accrued expenses increased by $399 to $3,571 as at September 30, 2018, as compared to $3,172 as at June 30, 2018. The increase in accrued expenses was mainly due to an increase in a customer deposit in the Suzhou, China Operation.

Bank loans payable increased by $1,321 to $3,125 as at September 30, 2018, as compared to $1,804 as at June 30, 2018. This was due to an additional loan availed by the Malaysia operation.

Capital leases decreased by $76 to $698 as at September 30, 2018, as compared to $774 as at June 30, 2018. This was due to the repayment of capital leases by the Singapore and Malaysia operations.

Liquidity Comparison

Net cash provided by operating activities increased by $628 to an inflow of $558 for the three months ended September 30, 2018 from an outflow of $70 for the same period of the last fiscal year. The increase in net cash inflow provided by operating activities was primarily due to an increase in cash inflow of $1,234 from inventories, an increase of $779 from other assets and a decrease in cash outflow of $791 from accounts receivables. These were partially offset by decrease in net income by $596, an increase in cash outflow of $1,408 from accounts payable and accrued expenses and an increase in cash outflow by $124 from income tax payable.

Net cash used in investing activities increased by $755 to an outflow of $1,211 for the three months ended September 30, 2018 from an outflow of $456 for the same period of the last fiscal year. The increase in cash outflow was primarily due to an increase in capital expenditure by $685 and by a decrease of $73 in proceeds from insurance claim.

Net cash generated in financing activities for the three months ended September 30, 2018 was $1,639, representing an increase of $2,564, as compared to net cash used in financing activities of $925 during the three months ended September 30, 2017. The increase was mainly attributable to an increase by $3,154 in cash inflow from borrowings through lines of credit and bank loans and an increase by $199 in proceeds from exercising of stock option which was partially offset by an increase in cash outflow of $793 from repayment of lines of credit.

We believe that our projected cash flows from operations, borrowing availability under our revolving lines of credit, cash on hand, trade credit and the secured bank loan will provide the necessary financial resources to meet our projected cash requirements for at least the next 12 months.

Critical Accounting Estimates & Policies

Effective as of July 1, 2018, the Company has adopted ASU 2014-09, Revenue from contracts with Customers (Topic 606),, and its related amendments using modified retrospective transition method. We have completed our adoption and implemented policies, processes and controls to support the standard’s measurement and disclosure requirements as described in note 1 to the financial statements included in item 1 of this Form 10-Q.

The amendments in ASU 2016-02 ASC Topic 842: Leases become effective for the Company in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. These amendments require companies to recognize the following for all leases (with the exception of short-term leases) at the commencement date of the applicable lease: (a) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (b) a right-of-use asset, which is as an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

There have been no other significant changes in the critical accounting policies from those, disclosed in” Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the most recent Annual Report on Form 10-K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2018, the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective at a reasonable level.

Changes in Internal Control Over Financial Reporting

Except as discussed below, there has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Enterprise Resource Planning (ERP) Implementation

We are in the process of implementing an ERP System, as part of a multi-year plan to integrate and upgrade our systems and processes. The implementation of this ERP system is scheduled to occur in phases over the next few years, and began with the migration of certain operational and financial systems in our Singapore operations to the new ERP system during the second quarter of fiscal 2017. During the third quarter of fiscal 2018, the operational and financial systems in Singapore were substantially transitioned to the new system.

This implementation effort continued in fiscal 2019. The operational and financial systems in our Malaysia operation have been substantially transitioned to the new system during the first quarter of fiscal 2019.

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

Adoption of New Revenue Recognition Accounting Standard

We implemented controls relating to adoption of the new revenue recognition accounting standards that were adopted in fiscal 2019 to ensure that the revenue contracts, and related policies and process flows were sufficiently reviewed to identify adoption impacts.

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

TRIO-TECH INTERNATIONAL
By:	/s/ Victor H.M. Ting VICTOR H.M. TING Vice President and Chief Financial Officer (Principal Financial Officer) Dated: November 13, 2018