Form 10-Q
period 2018-12-31
TRIO-TECH INTERNATIONAL
filed 2019-02-13
CIK 732026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2018

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

As of February 1, 2019, there were 3,673,055 shares of the issuer’s Common Stock, no par value, outstanding.

TRIO-TECH INTERNATIONAL

INDEX TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION, OTHER INFORMATION AND SIGNATURE

		Page
Part I.	Financial Information

Item 1.	Financial Statements
	(a) Condensed Consolidated Balance Sheets as of December 31, 2018 (Unaudited) and June 30, 2018	2
	(b) Condensed Consolidated Statements of Operations and Comprehensive Income for the Three and Six Months Ended December 31, 2018 (Unaudited) and December 31, 2017 (Unaudited)	3
	(c) Condensed Consolidated Statements of Shareholders Equity for the Three and Six Months Ended December 31, 2018 (Unaudited) and the December 31, 2017 (Unaudited)	5
	(d) Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2018 (Unaudited) and December 31, 2017 (Unaudited)	6
	(e) Notes to Condensed Consolidated Financial Statements (Unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	47
Item 4.	Controls and Procedures	47

Part II.	Other Information

Item 1.	Legal Proceedings	48
Item 1A.	Risk Factors	48
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48
Item 3.	Defaults upon Senior Securities	48
Item 4.	Mine Safety Disclosures	48
Item 5.	Other Information	48
Item 6.	Exhibits	48

Signatures		49

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	December 31, 2018	June 30, 2018
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$6,192	$6,539
Short-term deposits	2,121	653
Trade accounts receivable, less allowance for doubtful accounts of $249 and $259	6,996	7,747
Other receivables	991	881
Inventories, less provision for obsolete inventory of $695 and $695	2,630	2,930
Prepaid expenses and other current assets	279	208
Assets held for sale	486	91
Total current assets	19,695	19,049
NON-CURRENT ASSETS:
Deferred tax asset	335	400
Investment properties, net	678	1,146
Property, plant and equipment, net	12,749	11,935
Other assets	1,750	2,249
Restricted term deposits	1,688	1,695
Total non-current assets	17,200	17,425
TOTAL ASSETS	$36,895	$36,474

LIABILITIES
CURRENT LIABILITIES:
Lines of credit	$2,033	$2,043
Accounts payable	2,532	3,704
Accrued expenses	3,978	3,172
Income taxes payable	256	285
Current portion of bank loans payable	480	367
Current portion of capital leases	252	250
Total current liabilities	9,531	9,821
NON-CURRENT LIABILITIES:
Bank loans payable, net of current portion	2,525	1,437
Capital leases, net of current portion	382	524
Deferred tax liabilities	296	327
Income taxes payable	613	828
Other non-current liabilities	37	36
Total non-current liabilities	3,853	3,152
TOTAL LIABILITIES	$13,384	$12,973

EQUITY
TRIO-TECH INTERNATIONAL’S SHAREHOLDERS' EQUITY:
Common stock, no par value, 15,000,000 shares authorized; 3,673,055 shares issued and outstanding as at December 31, 2018, and 3,553,055 shares as at June 30, 2018	$11,424	$11,023
Paid-in capital	3,258	3,249
Accumulated retained earnings	5,938	5,525
Accumulated other comprehensive gain-translation adjustments	1,683	2,182
Total Trio-Tech International shareholders' equity	22,303	21,979
Non-controlling interest	1,208	1,522
TOTAL EQUITY	$23,511	$23,501
TOTAL LIABILITIES AND EQUITY	$36,895	$36,474

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
UNAUDITED (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

	Three Months Ended		Six Months Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2018	2017	2018	2017
Revenue
Manufacturing	$3,352	$3,973	$6,989	$8,738
Testing services	4,393	4,936	8,830	9,541
Distribution	1,916	1,606	3,860	3,142
Others	29	37	56	76
	9,690	10,552	19,735	21,497
Cost of Sales
Cost of manufactured products sold	2,646	3,068	5,503	6,717
Cost of testing services rendered	3,106	3,251	6,489	6,390
Cost of distribution	1,662	1,409	3,348	2,777
Others	18	29	36	58
	7,432	7,757	15,376	15,942

Gross Margin	2,258	2,795	4,359	5,555

Operating Expenses:
General and administrative	1,722	1,727	3,481	3,566
Selling	187	252	334	431
Research and development	122	118	194	302
Loss on disposal of property, plant and equipment	-	-	-	11
Total operating expenses	2,031	2,097	4,009	4,310

Income from Operations	227	698	350	1,245

Other Income / (Expenses)
Interest expenses	(98)	(52)	(176)	(110)
Other income, net	49	42	92	200
Total other (expenses) / income	(49)	(10)	(84)	90

Income from Continuing Operations before Income Taxes	178	688	266	1,335

Income Tax Benefits / (Expenses)	124	(13)	50	(55)

Income from continuing operations before non-controlling interest, net of tax	302	675	316	1,280

Discontinued Operations
Income / (Loss) from discontinued operations, net of tax	4	(2)	(4)	(5)
NET INCOME	306	673	312	1,275

Less: net (loss) / income attributable to non-controlling interest	(42)	-	(101)	27
Net Income Attributable to Trio-Tech International Common Shareholders	$348	$673	$413	$1,248

Amounts Attributable to Trio-Tech International Common Shareholders:
Income from continuing operations, net of tax	346	678	415	1,254
Income / (Loss) from discontinued operations, net of tax	2	(5)	(2)	(6)
Net Income Attributable to Trio-Tech International Common Shareholders	$348	$673	$413	$1,248

Basic Earnings per Share:
Basic per share from continuing operations attributable to Trio-Tech International	$0.09	$0.19	$0.11	$0.35
Basic earnings per share from discontinued operations attributable to Trio-Tech International	$-	$-	$-	$-
Basic Earnings per Share from Net Income
Attributable to Trio-Tech International	$0.09	$0.19	$0.11	$0.35

Diluted Earnings per Share:
Diluted earnings per share from continuing operations attributable to Trio-Tech International	0.09	$0.18	$0.11	$0.34
Diluted earnings per share from discontinued operations attributable to Trio-Tech International	$0	$-	$-	$-
Diluted Earnings per Share from Net Income
Attributable to Trio-Tech International	$0.09	$0.18	$0.11	$0.34

Weighted average number of common shares outstanding
Basic	3,673	3,548	3,673	3,548
Dilutive effect of stock options	108	245	142	222
Number of shares used to compute earnings per share diluted	3,781	3,793	3,815	3,770

 See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNAUDITED (IN THOUSANDS)

	Three Months Ended		Six Months Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2018	2017	2018	2017
Comprehensive Income Attributable to Trio-Tech International Common Shareholders:

Net income	$306	$673	$312	$1,275
Foreign currency translation, net of tax	(51)	588	(590)	963
Comprehensive Income / (Loss)	255	1,261	(278)	2,238
Less: comprehensive (loss) / income attributable to non-controlling interest	(57)	88	(192)	115
Comprehensive Income / (Loss) Attributable to Trio-Tech International Common Shareholders	$312	$1,173	$(86)	$2,123

 See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(IN THOUSANDS)

Six Months ended December 31, 2018
	Common Stock		Additional Paid-in	Accumulated Retained	Accumulated Other Comprehensive	Non- Controlling
	Shares	Amount	Capital	Earnings	Income	Interest	Total
		$	$	$	$	$	$
Balance at June 30, 2018	3,553	11,023	3,249	5,525	2,182	1,522	23,501
Stock option expenses	-	-	9	-	-	-	9
Net income	-	-	-	413	-	(101)	312
Dividend declared by subsidiary	-	-	-	-	-	(122)	(122)
Exercise of stock options	120	401	-	-	-	-	401
Translation adjustment	-	-	-	-	(499)	(91)	(590)
Balance at Dec. 31, 2018	3,673	11,424	3,258	5,938	1,683	1,208	23,511

Six Months ended December 31, 2017
	Common Stock		Additional Paid-in	Accumulated Retained	Accumulated Other Comprehensive	Non- Controlling
	Shares	Amount	Capital	Earnings	Income	Interest	Total
		$	$	$	$	$	$
Balance at June 30, 2017	3,523	10,921	3,206	4,341	1,633	1,426	21,527
Stock option expenses	-	-	2	-	-	-	2
Net income	-	-	-	1,248	-	27	1,275
Dividend declared by subsidiary	-	-	-	-	-	(123)	(123)
Exercise of options	15	41	-	-	-	-	41
Issue of restricted shares to service provider	10	51	-	-	-	-	51
Translation adjustment	-	-	-	-	875	88	963
Balance at Dec. 31, 2017	3,548	11,013	3,208	5,589	2,508	1,418	23,736

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)

	Six Months Ended
	Dec. 31,	Dec. 31,
	2018	2017
	(Unaudited)	(Unaudited)
Cash Flow from Operating Activities
Net income	$312	$1,275
Adjustments to reconcile net income to net cash flow provided by operating activities
Depreciation and amortization	1,145	1,019
Stock compensation	9	2
Reversal of provision for obsolete inventory	-	(3)
Reversal of income tax provision	(145)	-
Bad debt recovery	(2)	-
Accrued interest expense, net accrued interest income	26	95
Write off of property, plant and equipment – continued operations	-	11
Issuance of shares to service provider	-	51
Warranty recovery, net	(22)	3
Gain on proceeds from insurance claim	-	(73)
Deferred tax benefit / (provision)	29	(25)
Changes in operating assets and liabilities, net of acquisition effects
Trade accounts receivable	753	(484)
Other receivables	(110)	(147)
Other assets	428	(37)
Inventories	294	(1,153)
Prepaid expenses and other current assets	(71)	(54)
Accounts payable and accrued expenses	(287)	934
Income taxes payable	(84)	59
Net Cash Provided by Operating Activities	2,275	1,473

Cash Flow from Investing Activities
Proceeds from maturing of unrestricted term deposits and short-term deposits, net	-	544
Proceeds from disposal of property, plant and equipment	3	-
Investments in unrestricted deposits	(1,461)	(281)
Insurance proceeds received	-	73
Addition to property, plant and equipment	(2,297)	(1,507)
Net Cash Used in Investing Activities	(3,755)	(1,171)

Cash Flow from Financing Activities
Repayment on lines of credit	(5,908)	(4,978)
Repayment of bank loans and capital leases	(410)	(373)
Dividends paid on non-controlling interest	(122)	(123)
Proceeds from exercising stock options	401	41
Proceeds from lines of credit	5,962	4,581
Proceeds from bank loans and capital leases	1,475	464
Net Cash Generated from / (Used in) Financing Activities	1,398	(388)

Effect of Changes in Exchange Rate	(272)	433

Net (decrease) / increase in cash, cash equivalents, and restricted cash	(354)	347
Cash, cash equivalents, and restricted cash at beginning of period	8,234	6,429
Cash, cash equivalents, and restricted cash at end of period	$7,880	$6,776

Supplementary Information of Cash Flows
Cash paid during the period for:
Interest	$150	$91
Income taxes	$104	$119

Non-Cash Transactions
Capital lease of property, plant and equipment	$-	$228

See notes to condensed consolidated financial statements.

Reconciliation of Cash, cash equivalents, and restricted cash
Cash	6,192	5,059
Restricted term-deposits in non-current assets	1,688	1,717
Total Cash, cash equivalents, and restricted cash shown in statement of cash flows	$7,880	$6,776

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

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT EARNINGS PER SHARE AND NUMBER OF SHARES)

1. ORGANIZATION AND BASIS OF PRESENTATION

Trio-Tech International (“the Company” or “TTI” hereafter) was incorporated in fiscal year 1958 under the laws of the State of California. TTI provides third-party semiconductor testing and burn-in services primarily through its laboratories in Southeast Asia. In addition, TTI operates testing facilities in the United States. The Company also designs, develops, manufactures and markets a broad range of equipment and systems used in the manufacturing and testing of semiconductor devices and electronic components. In the second quarter of fiscal year 2019, TTI conducted business in four business segments: Manufacturing, Testing Services, Distribution and Real Estate. TTI has subsidiaries in the U.S., Singapore, Malaysia, Thailand and China as follows:

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

* 100% owned by Trio-Tech International Pte. Ltd.

The accompanying un-audited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. All significant inter-company accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements are presented in U.S. dollars. The accompanying condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three and six months ended December 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2019. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the fiscal year ended June 30, 2018.

Except as otherwise specifically noted in this form 10-Q, the Company’s operating results are presented based on the translation of foreign currencies using the respective quarter’s average exchange rate.

Certain reclassifications have been made to prior period amounts to conform to the current presentation.

2.    NEW ACCOUNTING PRONOUNCEMENTS

The amendments in ASU 2018-19 ASC Topic 326: Codification Improvements to Financial Instruments – Credit Losses clarifies that receivables arising from operating leases are not within the scope of the credit losses standard, but rather, should be accounted for in accordance with the leases standard. The amendments are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. While early application is permitted, including adoption in an interim period, the Company has not elected to early adopt. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

The amendments in ASU 2018-18 ASC Topic 808: Collaborative Arrangements: Clarifying the Interaction between Topic 808 and Topic 606, provides more comparability in the presentation of revenue for certain transactions between collaborative arrangement participants. It allows organizations to only present units of account in collaborative arrangements that are within the scope of the revenue recognition standard together with revenue accounted for under the revenue recognition standard. The parts of the collaborative arrangement that are not in the scope of the revenue recognition standard should be presented separately from revenue accounted for under the revenue recognition standard. The amendments are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. While early application is permitted, including adoption in an interim period, the Company has not elected to early adopt. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

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

In February 2016, the FASB issued an ASU 2016-12 ASC Topic 842: Leases, which amends a number of aspects of the existing accounting standards for leases which requiring lessees to recognize operating leased assets and corresponding liabilities on the balance sheet for all leases with lease terms of more than 12 months. In July 2018, ASU 2018-10: Codification Improvements to Leases are to address stakeholders’ questions about how to apply certain aspects of the new guidance in Accounting Standards Codification (ASC) 842, Leases. The clarifications address the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments. Besides, the amendments in ASU 2018-11 ASC Topic 842: Leases: Targeted Improvements related to transition relief on comparative reporting at adoption affect all entities with lease contracts that choose the additional transition method and separating components of a contract affect only lessors whose lease contracts qualify for the practical expedient. In July 2018, the amendments in ASU 2018-20 ASC Topic 842: Leases: Narrow-Scope Improvements for Lessors addresses the following issues facing lessors when applying this lease standard: (1) sales taxes and other similar taxes collected from lessees, (2) certain lessor costs and (3) recognition of variable payments for contracts with lease and non-lease components. The amendments are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. While early application is permitted and allows for either a modified retrospective adoption or a retrospective adoption by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, the Company has not elected to early adopt. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements. The adoption of this ASU might result in the recognition of right-of-use assets and lease liabilities on the consolidated balance sheets. The Company is still evaluating the impact of this accounting standard update on its consolidated financial statements.

Other new pronouncements issued but not yet effective until after December 31, 2018 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

3.   TERM DEPOSITS
	Dec. 31, 2018 (Unaudited)	June 30, 2018

Short-term deposits	$2,132	$606
Currency translation effect on short-term deposits	(11)	47
Total short-term deposits	2,121	653
Restricted term deposits	1,699	1,664
Currency translation effect on restricted term deposits	(11)	31
Total restricted term deposits	1,688	1,695
Total term deposits	$3,809	$2,348

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

Senior management reviews accounts receivable on a periodic basis to determine if any receivables will potentially be uncollectible. Management includes any accounts receivable balances that are determined to be uncollectible in the allowance for doubtful accounts. After all reasonable attempts to collect a receivable have failed, the receivable is written off against the allowance.  Based on the information available, management believed the allowance for doubtful accounts as of December 31, 2018 and June 30, 2018 was adequate.

The following table represents the changes in the allowance for doubtful accounts:

	Dec. 31, 2018 (Unaudited)	June 30, 2018
Beginning	$259	$247
Additions charged to expenses	-	8
Recovered	(2)	(1)
Currency translation effect	(8)	5
Ending	$249	$259

5.   LOANS RECEIVABLE FROM PROPERTY DEVELOPMENT PROJECTS

The following table presents Trio-Tech (Chongqing) Co. Ltd (“TTCQ”)’s loan receivable from property development projects in China as of December 31, 2018. The exchange rate is based on the date published by the Monetary Authority of Singapore as of March 31, 2015, since the net loan receivable was “nil” as of December 31, 2018.

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

 6.  INVENTORIES

 Inventories consisted of the following:
	Dec. 31, 2018 (Unaudited)	June 30, 2018

Raw materials	$1,156	$1,153
Work in progress	1,612	1,947
Finished goods	565	505
Currency translation effect	(8)	20
Less: provision for obsolete inventory	(695)	(695)
	$2,630	$2,930

The following table represents the changes in provision for obsolete inventory:
	Dec. 31, 2018 (Unaudited)	June 30, 2018

Beginning	$695	$686
Additions charged to expenses	3	9
Usage – disposition	(2)	(5)
Currency translation effect	(1)	5
Ending	$695	$695

7. ASSETS HELD FOR SALE

Penang Property

During the fourth quarter of 2015, the operations in Malaysia planned to sell its factory building in Penang, Malaysia. In accordance with ASC Topic 360, during fiscal year 2015 the property was reclassified from investment property, which had a net book value of RM 371, or approximately $98, to assets held for sale, since there was an intention to sell the factory building. In May 2015, Trio-Tech Malaysia was approached by a potential buyer to purchase the factory building. On September 14, 2015, application to sell the property was rejected by Penang Development Corporation (PDC). The rejection was because the business activity of the purchaser was not suitable to the industry that is being promoted on said property. PDC made an offer to purchase the property, which was not at the expected value and the offer expired on March 28, 2016 and no further conversations with PDC have occurred since. During the first quarter of fiscal year 2019, there was an interested buyer to purchase the property; however, the purchase was not consummated as the potential buyer was unable to obtain financing. During the second quarter of fiscal year 2019, Management has received an expressions of interest in acquiring this property and continues to pursue such offer and other potential opportunities for the sale of this property. The net book values of the building were RM371, or $89, as at each of December 31, 2018 and RM371, or $91, as at June 30, 2018.

Mao Ye Property

During the first quarter of 2019, management decided to sell our Mao Ye Property, which is one of our earlier investment properties. In order to monetize the capital gain on property, TTCQ appointed a sole agent for 6 months as of September 1, 2018 to search for suitable buyers for this property. During the second quarter of fiscal 2019, the Company completed the sale of seven of the fifteen units constituting the Mao Ye Property. The Company believes that it has the ability to complete the sale transaction for remaining units within a period of one year since the asset can be transferred to the buyer in its present condition and the target price given to the sole agent is reasonable in relation to its current fair value. In accordance with ASC Topic 360, as there was an intention to sell the investment properties within 1 year, the property was reclassified from investment property, which had a net book value of RMB 2,732, or approximately $397 as at December 31, 2018.

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

9.   INVESTMENT PROPERTIES

The following table presents the Company’s investment in properties in China as of December 31, 2018. The exchange rate is based on the market rate as of December 31, 2018.

	Investment Date / Reclassification Date	Investment Amount (RMB)	Investment Amount (U.S. Dollars)
Purchase of rental property – Property I - MaoYe Property	Jan 04, 2008	5,554	894
Currency translation		-	(87)
Reclassification as “Asset held for sale”	July 01, 2018	(5,554)	(807)
		-	-
Purchase of rental property – Property II - JiangHuai	Jan 06, 2010	3,600	580
Purchase of rental property – Property III - Fu Li	Apr 08, 2010	4,025	648
Currency translation		-	(119)
Gross investment in rental property		7,625	1,109
Accumulated depreciation on rental property	Sep 30, 2018	(5,783)	(841)
Reclassified as “Asset held for sale”	July 01, 2018	2,822	410
		(2,961)	(431)
Net investment in property – China		4,664	678

The following table presents the Company’s investment in properties in China as of June 30, 2018. The exchange rate is based on the market rate as of June 30, 2018.

	Investment Date	Investment Amount (RMB)	Investment Amount (U.S. Dollars)
Purchase of rental property – Property I - Mao Ye Property	Jan 04, 2008	5,554	894
Purchase of rental property – Property II - JiangHuai	Jan 06, 2010	3,600	580
Purchase of rental property – Property III - Fu Li	Apr 08, 2010	4,025	648
Currency translation		-	(131)
Gross investment in rental property		13,179	1,991
Accumulated depreciation on rental property	June 30, 2018	(5,596)	(845)
Net investment in property – China		7,583	1,146

The following table presents the Company’s investment properties in Malaysia as of December 31, 2018 and June 30, 2018. The exchange rate is based on the exchange rate as of June 30, 2015 published by the Monetary Authority of Singapore.

	Investment	Investment Amount	Investment Amount
	Date	(RM)	(U.S. Dollars)
Reclassification of Penang Property	Dec 31, 2012	681	181
Currency translation		-	(16)
Reclassification as "Asset held for sale"		(681)	(165)
		-	-

Accumulated depreciation on rental property	June 30, 2015	(310)	(83)
Currency translation		-	7
Reclassified as “Assets held for sale”	June 30, 2015	(310)	(76)
Net investment in rental property - Malaysia		-	-

Rental Property I - Mao Ye Property

In fiscal 2008, TTCQ purchased an office in Chongqing, China from MaoYe Property Ltd. (“MaoYe”), for a total cash purchase price of RMB 5,554, or approximately $894. TTCQ identified a new tenant and signed a new rental agreement (653 square meters at a monthly rent of RMB 39, or approximately $6) on August 1, 2015 which expires on July 31, 2020. TTCQ signed a new rental agreement (451 square meters at a monthly rent of RMB 24, or approximately $4) on February 1, 2018 which expires on January 31, 2021.

During the first quarter of 2019, management decided to sell our Mao Ye Property, which is one of our earlier investment properties. In order to monetize the capital gain on property, TTCQ appointed a sole agent for 6 months as of September 1, 2018 to search for suitable buyers for this property. During the second quarter of fiscal 2019, the Company completed the sale of seven of the fifteen units constituting the Mao Ye Property. The Company believes that it has the ability to complete the sale transaction for remaining units within a period of one year since the asset can be transferred to the buyer in its present condition and the target price given to the sole agent is reasonable in relation to its current fair value. In accordance with ASC Topic 360, as there was an intention to sell the investment properties within 1 year, the property was reclassified from investment property, which had a net book value of RMB 2,732, or approximately $397 as at December 31, 2018.

Property purchased from MaoYe generated a rental income of $21 and $43 during the three and six months ended December 31, 2018, respectively, and $26 and $53 for the same period in last fiscal year.

Rental Property II - JiangHuai

In fiscal year 2010, TTCQ purchased eight units of commercial property in Chongqing, China from Chongqing JiangHuai Real Estate Development Co. Ltd. (“JiangHuai”) for a total purchase price of RMB 3,600, or approximately $580. Although these units were rented in the past, all eight units are currently vacant and TTCQ is working with the developer to find a suitable buyer to purchase all the commercial units. TTCQ has yet to receive the title deed for these properties; however, TTCQ has the vacancies in possession with the exception of two units, which are in the process of clarification. TTCQ is in the legal process to obtain the title deed, which is dependent on JiangHuai completing the entire project.

Property purchased from JiangHuai did not generate any rental income during the three and six months ended December 31, 2018 or during the same period in the prior fiscal year.

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

The two commercial properties were leased to third parties under two separate rental agreements. One of such leases provides for a rent increase of 5% every year on May 1, commencing in 2017 until the rental agreement expires on April 30, 2019.  For the other lease expired on March 31, 2018, TTCQ identified a new tenant and signed a new rental agreement (161 square meters at a monthly rent of RMB 62, or approximately $9) on November 1, 2018 which expires on October 31, 2019.

Properties purchased from Fu Li generated a rental income of $8 and $13 for the three and six months ended December 31, 2018, respectively, while it generated a rental income of $11 and $23 for the same period in the last fiscal year.

Summary

Total rental income for all investment properties in China was $29 and $56 for the three and six months ended December 31, 2018, respectively, and were $37 and $76 for the same period in the last fiscal year.

Depreciation expenses for all investment properties in China were $14 and $28 and for the three and six months ended December 31, 2018, respectively, and were $24 and $49 for the same period in the last fiscal year.

10.   OTHER ASSETS

Other assets consisted of the following:
	Dec. 31, 2018 (Unaudited)	June 30, 2018
Down payment for purchase of investment properties	$1,645	$1,645
Down payment for purchase of property, plant and equipment	133	561
Deposits for rental and utilities	140	140
Currency translation effect	(168)	(97)
Total	$1,750	$2,249

11. LINES OF CREDIT

Carrying value of the Company’s lines of credit approximates its fair value because the interest rates associated with the lines of credit are adjustable in accordance with market situations when the Company borrowed funds with similar terms and remaining maturities.

The Company’s credit rating provides it with readily and adequate access to funds in global markets.

As of December 31, 2018, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Expiration	Credit	Unused
Facility	Facility	Rate	Date	Limitation	Credit
Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Ranging from 1.6% to 5.5%	$-	$4,172	$3,310
Trio-Tech (Tianjin) Co., Ltd.	Lines of Credit	5.22% to 6.3%	$-	$1,454	$404
Universal (Far East) Pte. Ltd.	Lines of Credit	Ranging from 1.6% to 5.5%	$-	$366	$245

As of June 30, 2018, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Expiration	Credit	Unused
Facility	Facility	Rate	Date	Limitation	Credit
Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Ranging from 1.6% to 5.5%	$-	$4,183	$3,325
Trio-Tech (Tianjin) Co., Ltd.	Lines of Credit	5.22%	$-	$1,511	$437
Universal (Far East) Pte. Ltd.	Lines of Credit	Ranging from 1.6% to 5.5%	$-	$367	$256

On January 4, 2018, Trio-Tech International Pte. Ltd. signed an agreement with a bank to sub-allocate a portion of the facility thereunder to its subsidiary - Universal (Far East) Pte. Ltd. for an Accounts Payable Financing facility for S$500, or approximately $367 based on the market exchange rate. Interest charged ranges between 1.6% and 5.5%. The financing facility was set up to facilitate the working capital in our operations in Singapore. The Company started to use this facility in fiscal year 2018.

12.  ACCRUED EXPENSES

Accrued expenses consisted of the following:
	Dec. 31, 2018 (Unaudited)	June 30, 2018
Payroll and related costs	$1,385	$1,545
Commissions	77	89
Customer deposits	1,125	17
Legal and audit	183	265
Sales tax	18	17
Utilities	142	130
Warranty	60	82
Accrued purchase of materials and property, plant and equipment	354	454
Provision for re-instatement	294	289
Other accrued expenses	397	203
Currency translation effect	(57)	81
Total	$3,978	$3,172

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

	Dec. 31, 2018 (Unaudited)	June 30, 2018
Beginning	$82	$48
Additions charged to cost and expenses	4	64
Reversal	(26)	(30)
Currency translation effect	-	-
Ending	$60	$82

14.   BANK LOANS PAYABLE

 Bank loans payable consisted of the following:
	Dec. 31, 2018 (Unaudited)	June 30, 2018
Note payable denominated in RM for expansion plans in Malaysia, maturing in August 2028, bearing interest at the bank’s prime rate less 1.50% (5.00% at December 31, 2018 and June 30, 2018) per annum, with monthly payments of principal plus interest through August 2028, collateralized by the acquired building with a carrying value of $7,518 and $2,809, as at December 31, 2018 and June 30, 2018, respectively.	2,861	1,615

Note payable denominated in U.S. dollars for expansion plans in Singapore and its subsidiaries, maturing in April 2020, bearing interest at the bank’s lending rate (3.96% for December 31, 2018 and June 30, 2018) with monthly payments of principal plus interest through June 2020. This note payable is secured by plant and equipment with a carrying value of $228 and $187, as at December 31, 2018 and June 30, 2018, respectively.	218	293

Currency translation effect on bank loan payable	(74)	(104)

Total bank loans payable	$3,005	$1,804

Current portion of bank loan payable	489	380
Currency translation effect on current portion of bank loan	(9)	(13)
Current portion of bank loan payable	480	367
Long term portion of bank loan payable	2,590	1,528
Currency translation effect on long-term portion of bank loan	(65)	(91)
Long term portion of bank loans payable	$2,525	$1,437

Future minimum payments (excluding interest) as at December 31, 2018 were as follows:

2019	$480
2020	411
2021	364
2022	383
2023	300
Thereafter	1,067
Total obligations and commitments	$3,005

Future minimum payments (excluding interest) as at June 30, 2018 were as follows:

2019	$367
2020	372
2021	242
2022	254
2023	267
Thereafter	302
Total obligations and commitments	$1,804

15.   COMMITMENTS AND CONTINGENCIES

Trio-Tech (Malaysia) Sdn. Bhd. has capital commitments for the purchase of equipment and other related infrastructure costs amounting to RM 18, or approximately $4, based on the exchange rate as at December 31, 2018, as compared to the capital commitment as at June 30, 2018 amounting to RM 62, or approximately $16.

Trio-Tech (Tianjin) Co. Ltd. in China has capital commitments for the purchase of equipment and other related infrastructure costs amounting to RMB 265, or approximately $39, based on the exchange rate as on December 31, 2018, as compared to the capital commitment as at June 30, 2018 amounting to RMB 3,927, or approximately $593.

Trio-Tech (SIP) Co., Ltd. in China has capital commitments for the purchase of equipment and other related infrastructure costs amounting to RMB 632, or approximately $92, based on the exchange rate as on December 31, 2018 as compared to the capital commitment as at June 30, 2018 amounting to RMB 6,084, or approximately $919.

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

All inter-segment revenue was from the manufacturing segment to the testing and distribution segments. Total inter-segment revenue was $116 and $401 for the three and six months ended December 31, 2018, as compared to $587 and $681for the same period in the last fiscal year.  Corporate assets mainly consisted of cash and prepaid expenses. Corporate expenses mainly consisted of stock option expenses, salaries, insurance, professional expenses and directors' fees. Corporate expenses are allocated to the four segments. The following segment information table includes segment operating income or loss after including the corporate expenses allocated to the segments, which gets eliminated in the consolidation.

The following segment information is un-audited for the three and six months ended December 31, 2018 and December 31, 2017:

Business Segment Information:
	Six months		Operating		Depr.
	Ended	Net	Income /	Total	and	Capital
	Dec. 31	Revenue	(Loss)	Assets	Amort.	Expenditures

Manufacturing	2018	$6,989	$183	$8,835	$58	$1
	2017	$8,738	$293	$8,837	$56	$37
Testing Services	2018	8,830	(117)	23,750	1,059	2,296
	2017	9,541	853	23,591	913	1,558
Distribution	2018	3,860	342	759	-	-
	2017	3,142	220	621	-	-
Real Estate	2018	56	(17)	3,449	28	-
	2017	76	(19)	3,624	50	-
Fabrication *	2018	-	-	26	-	-
Services	2017	-	-	28	-	-
Corporate &	2018	-	(41)	76	-	-
Unallocated	2017	-	(102)	88	-	-

Total	2018	$19,735	$350	$36,895	$1,145	$2,297
	2017	$21,497	$1,245	$36,789	$1,019	$1,595

The following segment information is unaudited for the period referenced below:

Business Segment Information:
	Three months		Operating		Depr.
	Ended	Net	Income /	Total	and	Capital
	Dec. 31	Revenue	(Loss)	Assets	Amort.	Expenditures

Manufacturing	2018	$3,352	$76	$8,835	$29	$-
	2017	$3,973	$107	$8,837	$28	$2
Testing Services	2018	4,393	21	23,750	547	1,083
	2017	4,936	517	23,591	466	1,064
Distribution	2018	1,916	170	759	-	-
	2017	1,606	119	621	-	-
Real Estate	2018	29	(5)	3,449	14	-
	2017	37	(9)	3,624	25	-
Fabrication *	2018	-	-	26	-	-
Services	2017	-	-	28	-	-
Corporate &	2018	-	(35)	76	-	-
Unallocated	2017	-	(36)	88	-	-

Total	2018	$9,690	$227	$36,895	$590	$1,083
	2017	$10,552	$698	$36,789	$519	$1,066

 * Fabrication services is a discontinued operation.

17. OTHER INCOME, NET

Other income / (expenses) consisted of the following:

	Three Months Ended		Six Months Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2018	2017	2018	2017
	Unaudited	Unaudited	Unaudited	Unaudited
Interest income	26	12	36	20
Other rental income	29	27	56	53
Exchange loss	(28)	(25)	(67)	(31)
Bad debt recovery	-	-	2	-
Other miscellaneous income	22	28	65	158
Total	$49	$42	$92	$200

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

The U.S Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. The Tax Act, among other things reduces the U.S. federal corporate tax rate from 35.0% to 21.0%, eliminated corporate Alternative Minimum Tax, modified rules for expensing capital investment, and limited the deduction of interest expense for certain companies. The Tax Act is a fundamental change to the taxation of multinational companies, including a shift from a system of worldwide taxation with some deferral elements to a territorial system, current taxation of certain foreign income, a minimum tax on low tax foreign earnings, and new measures to curtail base erosion and promote U.S. production.

As the Company has a June 30 fiscal year end, the lower corporate income tax rate will be phased in, resulting in a lower U.S. statutory federal rate. In accordance with Section 15 of the Internal Revenue Code, the Company applied a blended U.S. statutory federal income tax rate of 27.5% for the year ended June 30, 2018. Accounting Standard Codification (“ASC”) 740 requires filers to record the effect of tax law changes in the period enacted. During fiscal year of 2018, the Company recognized income tax expenses of $900 related to the one-time deemed repatriation. No expenses have been recognized related to the deferred tax re-measurement and minimum tax on low tax foreign earnings. However, SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), that permits filers who may not have the necessary information available, prepared, or analyzed (including computations) for certain income tax effects of the Act in order to determine a reasonable estimate to be recorded as provisional amounts during a measurement period ending no later than one year from the date of enactment.

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

The Company recorded an estimated $900 charge in fiscal 2018 related to the one-time transition tax on the deemed repatriation of deferred foreign income, which was included in the provision for income taxes on our consolidated income statements and income taxes on our consolidated balance sheets, based on existing tax laws and the best information available as of the date of estimate.

As of December 31, 2018, the initial estimate for the one-time transition tax was adjusted to reflect final computation using all available data and tax legislation published post estimate. In the second quarter of fiscal 2019 upon finalization of our accounting analysis, we reversed $145 from the provision of income tax thus reducing the tax liability related to the one-time transition tax to $755. The adjustments materially impact our provision for income taxes and effective tax rate. The significant change is due to the update of information from additional analysis performed on foreign tax pools and earnings and profits computations where the information is available post estimate.  The transition tax may change in the future due to changes in tax law as enacted by the US Government, new guidance from federal and state regulators and related interpretations of the Tax Act.

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

Deferred Tax Re-Measurement

The re-measurement is based on the expected reversals of the deferred taxes at the estimated US federal tax rates of 28.0% for the current fiscal year and 21.0% for future fiscal years. As the Company established a full valuation allowance on the U.S. deferred tax assets, the Company has not recognized any income tax effects for the deferred tax re-measurement under the Tax Act. The Company’s accounting for the any possible income tax effects for the deferred tax re-measurement will be completed during the measurement period, which should not extend beyond one year from the enactment date.

The Company accrues penalties and interest related to unrecognized tax benefits when necessary as a component of penalties and interest expenses, respectively. The Company had not accrued any penalties or interest expenses relating to unrecognized benefits as of December 31, 2018.

19.  REVENUE

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

Significant Judgments

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

The Company allocates the transaction price to each performance obligation on a relative standalone selling price basis (SSP). Determining the SSP for each distinct performance obligation and allocation of consideration from an arrangement to the individual performance obligations and the appropriate timing of revenue recognition are significant judgments with respect to these arrangements. The Company typically establishes the SSP based on observable prices of products or services sold separately in comparable circumstances to similar clients. The Company may estimate SSP by considering internal costs, profit objectives and pricing practices in certain circumstances.

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

Testing

The Company rendered testing services to manufacturers and purchasers of semiconductors and other entities who either lack testing capabilities or whose in-house screening facilities are insufficient. The Company primarily derives testing revenue from burn-in services, manpower supply and other associated services. Standalone Selling price is directly observable from the sales orders. Revenue is allocated to performance obligations satisfied at a point in time depending upon terms of the sales order. Generally, there is no other performance obligation other from what has been stated inside the sales order for each of these sales.

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

An assessment was made on the impact of all existing arrangements as at the date of adoption, under ASC 606, to identify the cumulative effect of applying ASC 606 on the beginning retained earnings. The Company quantified the impact of the adoption on its’ financial position, results of operations and cash flow. The impact amounted to 0.06% of fiscal 2018 revenue or $28, which is immaterial to the Company. Hence, based on materiality principle, the Company concluded that the cumulative adjustment is not required to be made to the Company’s Beginning Retained Earnings.

The impact is primarily driven by the changes related to the accounting of standard warranty. Prior to adoption of ASC 606, the Company accounted for the estimated warranty cost as a charge to costs of sales when revenue was recognized. Upon adoption of ASC 606, the standard warranty for customized products is recognized as a separate performance obligation.

The Company has completed its adoption and implemented policies, processes and controls to support the standard’s measurement and disclosure requirements. The Company recognizes net product revenue when its satisfies the obligations as evidenced by the transfer of control of its products and services to customers. The guidance did not have material impact on the company’s consolidated financial results.

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

As of July 1, 2018, deferred income amounting to $260 was reclassified from other receivables to contract assets and customer deposits amounting to $31 was reclassified from accrued expenses to contract liabilities in order to establish the new opening balance for contract assets and liabilities.

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

Contract assets were recorded under other receivable while contract liabilities were recorded under accrued expenses in the balance sheet.

The following table is the reconciliation of contract balances.

	Dec 31, 2018 (Unaudited) $	July 1, 2018 (Unaudited) $
Trade Accounts Receivable	6,996	7,747
Trade Accounts Payable	2,532	3,704
Contract Assets	238	260
Contract Liabilities	1,034	31

Remaining Performance Obligation

The remaining performance obligation (RPO) disclosure provides the aggregate amount of the transaction price yet to be recognized as of the end of the reporting period and an explanation as to when the company expects to recognize these amounts in revenue. It is intended to be a statement of overall work under contract that has not yet been performed and does not include contracts in which the customer is not committed. The customer is not considered committed when they are able to terminate for convenience without payment of a substantive penalty. The disclosure includes estimates of variable consideration, except when the variable consideration is a sales based or usage-based royalty promised in exchange for a license of intellectual property. Additionally, as a practical expedient, the Company does not include contracts that have an original duration of one year or less. Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations, changes in the scope of contracts, periodic revalidations, and adjustment for revenue that has not materialized and adjustments for currency.

As at December 31, 2018, the aggregate amount of the transaction price allocated to RPO related to customer contracts that are unsatisfied or partially unsatisfied was $1,158. Given the profile of contract terms, approximately 21.1% percent of this amount is expected to be recognized as revenue over the next two years, approximately 78.9% percent between three and five years and the balance thereafter.

 Practical Expedients

The Company applies the following practical expedients:

●
The Company accounts for shipping and handling costs as activities to fulfill the promise to transfer the goods, instead of a promised service to its customer.

●
The Company has not elected to adjust the promised amount of consideration for the effects of a significant financing component as the Company expects, at contract inception, that the period between when the entity transfers a promised good or service to a customer and when the customer pays for that good or service will generally be one year or less.

●
The Company has elected to adopt the practical expedient for contract costs, specifically in relation to incremental costs of obtaining a contract.

Costs to obtain a contract are not material, and the Company generally expenses such costs as incurred because the amortization period is one year or less.

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

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted EPS for the years presented herein:

	Three Months Ended		Six Months Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Income attributable to Trio-Tech International common shareholders from continuing operations, net of tax	$346	$678	$415	$1,254
Income / (loss) attributable to Trio-Tech International common shareholders from discontinued operations, net of tax	2	(5)	(2)	(6)
Net Income Attributable to Trio-Tech International Common Shareholders	$348	$673	$413	$1,248

Weighted average number of common shares outstanding - basic	3,673	3,548	3,673	3,548

Dilutive effect of stock options	108	245	142	222
Number of shares used to compute earnings per share - diluted	3,781	3,793	3,815	3,770

Basic earnings per share from continuing operations attributable to Trio-Tech International	$0.09	0.19	0.11	0.35
Basic earnings per share from discontinued operations attributable to Trio-Tech International	-	-	-	-
Basic earnings per share from net income attributable to Trio-Tech International	$0.09	$0.19	$0.11	$0.35

Diluted earnings per share from continuing operations attributable to Trio-Tech International	$0.09	0.18	0.11	0.34
Diluted earnings per share from discontinued operations attributable to Trio-Tech International	-	-	-	-
Diluted earnings per share from net income attributable to Trio-Tech International	$0.09	$0.18	$0.11	$0.34

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

Assumptions

The fair value for the options granted were estimated using the Black-Scholes option pricing model with the following weighted average assumptions, assuming no expected dividends:

	Six Months Ended December 31,
	2018	2017

Expected volatility	47.29% to 104.94%	60.41% to 104.94%
Risk-free interest rate	0.30% to 0.78%	0.30% to 0.78%
Expected life (years)	2.50	2.50

The expected volatilities are based on the historical volatility of the Company’s stock. Due to higher volatility, the observation is made on a daily basis for the three months ended December 31, 2018. The observation period covered is consistent with the expected life of options. The expected life of the options granted to employees has been determined utilizing the “simplified” method as prescribed by ASC Topic 718 Stock Based Compensation, which, among other provisions, allows companies without access to adequate historical data about employee exercise behavior to use a simplified approach for estimating the expected life of a "plain vanilla" option grant. The simplified rule for estimating the expected life of such an option is the average of the time to vesting and the full term of the option. The risk-free rate is consistent with the expected life of the stock options and is based on the United States Treasury yield curve in effect at the time of grant.

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

On December 4, 2018, the Company granted options to purchase 16,000 shares of its Common Stock to employee pursuant to the 2017 Employee Plan. There were no stock options exercised during the six-month period ended December 31, 2018. The Company recognized $8 stock-based compensation expenses during the six-month period ended December 31, 2018.

The Company did not grant any options pursuant to the 2017 Employee plan during the six months ended December 31, 2017.

As of December 31, 2018, there were vested employee stock options granted under the Employee Plan 2017 covering a total of 19,000 shares of Common Stock. The weighted-average exercise price was $5.51 and the weighted average contractual term was 4.37 years.

A summary of option activities under the 2017 Employee Plan during the six months ended December 31, 2018 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2018	60,000	$5.98	4.73	$-
Granted	16,000	3.75	4.93	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2018	76,000	5.51	4.37	-
Exercisable at December 31, 2018	19,000	5.51	4.37	-

A summary of the status of the Company’s non-vested employee stock options during the six months ended December 31, 2018 is presented below:

	Options	Weighted Average Grant-Date Fair Value

Non-vested at July 1, 2018	45,000	$5.98
Granted	16,000	3.75
Vested	(4,000)	(5.51)
Forfeited	-	-
Non-vested at December 31, 2018	57,000	$5.51

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

The Company did not grant any options pursuant to the 2007 Employee Plan during the six months ended December 31, 2018.

There were 50,000 of options exercised during the six-month period ended December 31, 2018. The Company recognized $1 stock-based compensation expenses during the six months ended December 31, 2018.

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

As of December 31, 2018, there were vested stock options granted under the 2007 Employee Plan covering a total of 48,750 shares of Common Stock. The weighted-average exercise price was $3.59 and the weighted average remaining contractual term was 2.61 years.

As of December 31, 2017, there were vested stock options granted under the 2007 Employee Plan covering a total of 79,375 shares of Common Stock. The weighted-average exercise price was $3.36 and the weighted average remaining contractual term was 1.86 years.

A summary of option activities under the 2007 Employee Plan during the six months ended December 31, 2018 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 1, 2018	127,500	$3.52	2.10	$121
Granted	-	-	-	-
Exercised	(50,000)	3.25	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2018	77,500	$3.68	2.71	$-
Exercisable at December 31, 2018	48,750	$3.59	2.61	$-

A summary of the status of the Company’s non-vested employee stock options during the six months ended December 31, 2018 is presented below:
	Options	Weighted Average Grant-Date Fair Value
Non-vested at July 1, 2018	28,750	$3.83
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested at December 31, 2018	28,750	$3.83

A summary of option activities under the 2007 Employee Plan during the six months ended December 31, 2017 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 1, 2017	127,500	$3.52	3.10	$187
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2017	127,500	$3.52	2.60	$445
Exercisable at December 31, 2017	79,375	$3.36	1.86	$290

A summary of the status of the Company’s non-vested employee stock options during the six months ended December 31, 2017 is presented below:

	Options	Weighted Average Grant-Date Fair Value
Non-vested at July 1, 2017	48,125	$3.77
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested at December 31, 2017	48,125	$3.77

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

During the first two quarters of fiscal year 2019, the Company did not grant any options pursuant to the 2017 Directors Plan. There were no stock options exercised during the six-month period ended December 31, 2018. The Company did not recognize any stock-based compensation expenses during the six months ended December 31, 2018.

During the first two quarters of fiscal year 2018, the Company did not grant any options pursuant to the 2017 Directors Plan.

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

During the first two quarters of fiscal year 2019, the Company did not grant any options pursuant to the 2007 Directors Plan. There were 70,000 of stock options exercised during the six-month period ended December 31, 2018. The Company did not recognize any stock-based compensation expenses during the six months ended December 31, 2018.

During the first two quarters of fiscal year 2018, the Company did not grant any options pursuant to the 2007 Directors Plan. There were 15,000 of stock options exercised during the six-month period ended December 31, 2017. The Company did not recognize any stock-based compensation expenses during the six months ended December 31, 2017.

A summary of option activities under the 2007 Directors Plan during the six months ended December 31, 2018 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2018	390,000	$3.41	2.05	$412
Granted	-	-	-	-
Exercised	(70,000)	3.39	-	-
Forfeited or expired	(20,000)	(3.62)	-	-
Outstanding at December 31, 2018	300,000	$3.40	2.08	$-
Exercisable at December 31, 2018	300,000	$3.40	2.08	$-

A summary of option activities under the 2007 Directors Plan during the three months ended December 31, 2017 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2017	415,000	$3.36	2.93	$673
Granted	-	-	-	-
Exercised	(15,000)	2.76	-	-
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2017	400,000	$3.38	2.49	$1,452
Exercisable at December 31, 2017	400,000	$3.38	2.49	$1,452

22.  FAIR VALUE OF FINANCIAL INSTRUMENTS APPROXIMATE CARRYING VALUE

In accordance with ASC Topics 825 and 820, the following presents assets and liabilities measured and carried at fair value and classified by level of fair value measurement hierarchy:

There were no transfers between Levels 1 and 2 during the three and six months ended December 31, 2018 and 2017.

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

22.  SUBSEQUENT EVENT

Subsequent to 31 December 2018, the Company has completed the sales transaction for seven units of our Mao Ye Property in China, Chongqing with net book value of RMB 905, approximately $135 for a selling price of RMB 3,314, approximately $493.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Overview

The following should be read in conjunction with the condensed consolidated unaudited financial statements and notes in Item I above and with the audited consolidated financial statements and notes, and the information under the heading and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

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

TTI generated approximately 99.7% of its revenue from its three core business segments in the test and measurement industry, i.e. manufacturing of test equipment, testing services and distribution of test equipment during the three months ended December 31, 2018. To reduce our risks associated with sole industry focus and customer concentration, the Company expanded its business into the real estate investment and oil and gas equipment fabrication businesses in 2007 and 2009, respectively. The Company’s Indonesia operation and the Indonesia operation’s immediate holding company, which comprised the fabrication services segment, suffered continued operating losses since it commenced its operations, and the cash flow was minimal in the past years. The Company established a restructuring plan to close the fabrication services operation, and in accordance with ASC Topic 205, Presentation of Financial Statement Discontinued Operations (“ASC Topic 205”), the Company presented the operation results from fabrication services as a discontinued operation. The Real Estate segment contributed only 0.3% to the total revenue and has been insignificant since the property market in China has slowed down due to control measures in China.

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

Second Quarter Fiscal 2019 Highlights

●
Total revenue decreased by $862, or 8.2%, to $9,690 for the second quarter of fiscal 2019, as compared to $10,552 for the same period in fiscal 2018.
●
Manufacturing segment revenue decreased by $621, or 15.6%, to $3,352 for the second quarter of fiscal 2019, as compared to $3,973 for the same period in fiscal 2018.
●
Testing segment revenue decreased by $543, or 11.0%, to $4,393 for the second quarter of fiscal 2019, as compared to $4,936 for the same period in fiscal 2018.
●
Distribution segment revenue increased by $310, or 19.3%, to $1,916 for the second quarter of fiscal 2019, as compared to $1,606 for the same period in fiscal 2018.
●
Real estate segment revenue decreased by $8, or 21.6%, to $29 for the second quarter of fiscal 2019, as compared to $37 for the same period in fiscal 2018.
●
Gross profit margin in absolute dollars decreased by $537, or 19.2%, to $2,258 for the second quarter of fiscal 2019, as compared to $2,795 for the same period in fiscal 2018.
●
The overall gross profit margin decreased by 3.2% to 23.3% for the second quarter of fiscal 2019, from 26.5% for the same period in fiscal 2018.
●
Income from operations for the second quarter of fiscal 2019 was $227, a decrease of $471 or 67.5%, as compared to $698 for the same period in fiscal 2018.
●
General and administrative expenses decreased by $5, or 0.3%, to $1,722 for the second quarter of fiscal year 2019, from $1,727 for the same period in fiscal year 2018.
●
Selling expenses decreased by $65, or 25.8%, to $187 for the second quarter of fiscal year 2019, from $252 for the same period in fiscal year 2018.
●
Other income increased by $7 to $49 in the second quarter of fiscal year 2019 compared to $42 for the same period in fiscal year 2018.
●
Income Tax benefit for the second quarter of fiscal year 2019 was $124, a change of $137, as compared to income tax expenses of $13 for the same period in fiscal year 2018.
●
During the second quarter of fiscal year 2019, income from continuing operations before non-controlling interest, net of tax was $302, an decrease of $373, as compared to $675 for the same period in fiscal year 2018.
●
Net loss attributable to non-controlling interest for the second quarter of fiscal year 2019 was $42, as compared to nil for the same period in fiscal year 2018.
●
Working capital increased by $936, or 10.1%, to $10,164 as of December 31, 2018, compared to $9,288 as of June 30, 2018.
●
Earnings per share for the three months ended December 31, 2018 was $0.09, an decrease of $0.10, as compared to $0.19 for the same period in fiscal year 2018.
●
Total assets increased by $421 or 1.1% to $36,895 as of December 31, 2018, compared to $36,474 as of June 30, 2018.
●
Total liabilities increased by $411 or 3.2% to $13,384 as of December 31, 2018, compared to $12,973 as of June 30, 2018.

Results of Operations and Business Outlook

The following table sets forth our revenue components for the three and six months ended December 31, 2018 and 2017, respectively.

	Three Months Ended		Six Months Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2018	2017	2018	2017

Manufacturing	34.6%	37.7%	35.4%	40.6%
Testing Services	45.3	46.8	44.7	44.4
Distribution	19.8	15.2	19.6	14.6
Real Estate	0.3	0.3	0.3	0.4

Total	100.0%	100.0%	100.0%	100.0%

Revenue for the three months and six months ended December 31, 2018 was $9,690 and $19,735, respectively, a decrease of $862 and $1,762, respectively, when compared to the revenue for the same periods of the prior fiscal year. As a percentage, revenue decreased by 8.2% for the three and six months ended December 31, 2018, when compared to total revenue for the same periods of the prior year.

For the three months ended December 31, 2018, the $862 decrease in overall revenue was primarily due to

●
decrease in the manufacturing segment in the Singapore operations,
●
decrease in the testing segment in the Malaysia and Tianjin, China operations; and
●
decrease in the distribution segment in Malaysia operations,

These decreases were partially offset by the

●
an increase in the testing segment in the Singapore operations; and
●
an increase in the distribution segment in the Singapore and Bangkok, Thailand operations

For the six months ended December 31, 2018, the $1,762 decrease in overall revenue was primarily due to

●
decrease in the manufacturing segment in the Singapore and Suzhou, China operations,
●
decrease in the testing segment in the Tianjin, China Operations and Malaysia operations; and

These decreases were partially offset by the

●
an increase in the distribution segment in the Singapore operations

Revenue into and within China, the Southeast Asia regions and other countries (except revenue into and within the U.S.) decreased by $740 (or 7.3%) to $9,460, and by $1,584 (or 7.7%) to $19,035 for the three months and six months ended December 31, 2018, respectively, as compared with $10,200 and $20,619, respectively, for the same periods of last fiscal year.

Revenue into and within the U.S. was $230 and $700 for the three months and six months ended December 31, 2018, respectively, a decrease of $122 and $178, respectively, from $352 and $878 for the same periods of last fiscal year, respectively.

Revenue for the three and six months ended December 31, 2018 is discussed within the four segments as follows:

Manufacturing Segment

Revenue in the manufacturing segment as a percentage of total revenue was 34.6% and 35.4% for the three and six months ended December 31, 2018, respectively, a decrease of 3.1% and 5.2% of total revenue, respectively, when compared to the same periods of the last fiscal year.  The absolute amount of revenue decreased by $621 to $3,352 from $3,973 and decreased by $1,749 to $6,989 from $8,738 for the three and six months ended December 31, 2018, respectively, compared to the same periods of the last fiscal year.

The revenue in the manufacturing segment from a major customer accounted for 39.0% and 47.5% of our total revenue in the manufacturing segment for the three months ended December 31, 2018 and 2017, respectively, and 39.4% and 42.3% of our total revenue in the manufacturing segment for the six months ended December 31, 2018 and 2017, respectively.

The future revenue in our manufacturing segment will be significantly affected by the purchase and capital expenditure plans of this major customer, if the customer base cannot be increased.

Testing Services Segment

Revenue in the testing segment as a percentage of total revenue was 45.3% and 44.7% for the three and six months ended December 31, 2018, a decrease of 1.5% and an increase of 0.3%, respectively, of total revenue when compared to the same periods of the last fiscal year.  The absolute amount of revenue decreased by $543 to $4,393 from $4,936 and by $711 to $8,830 from $9,541 for the three and six months ended December 31, 2018, respectively, compared to the same periods of the last fiscal year.

The revenue in the testing segment from a major customer accounted for 73.3% and 78.9% of our revenue in the testing segment for the three months ended December 31, 2018 and 2017, respectively, and 74.6% and 78.6% of our total revenue in the manufacturing segment for the six months ended December 31, 2018 and 2017, respectively. The future revenue in our testing segment will be affected by the demands of this major customer, if the customer base cannot be increased. Demand for testing services varies from country to country depending on changes taking place in the market and our customers’ forecasts.  As it is difficult to accurately forecast fluctuations in the market, management believes it is necessary to maintain testing facilities in close proximity to our customers in order to make it convenient for them to send us their newly manufactured parts for testing and to enable us to maintain a share of the market.

Distribution Segment

Revenue in the distribution segment as a percentage of total revenue was 19.8% and 19.6% for the three and six months ended December 31, 2018, an increase of 4.6% and 5.0%, respectively, when compared to the same periods of the prior fiscal year.  The absolute amount of revenue increased by $310 to $1,916 from $1,606, and increased by $718 to $3,860 from $3,142 for the three and six months ended December 31, 2018, respectively, compared to the same periods of the last fiscal year.

Demand in the distribution segment varies depending on the demand for our customers’ products and the changes taking place in the market and our customers’ forecasts.  Hence it is difficult to accurately forecast fluctuations in the market.

Real Estate Segment

The real estate segment accounted for 0.3% of total net revenue for the three and six months ended December 31, 2018. The absolute amount of revenue in the real estate segment decreased by $8 to $29 from $37 and by $20 to $56 from $76 for the three and six months ended December 31, 2018, respectively, compared to the same periods of the last fiscal year. The decrease was primarily due to a decrease in rental income in the real estate segment for the three and six months ended December 31, 2018.

During the first quarter of 2019, Management decided to sell our Mao Ye Property, which is one of our earlier investment properties. In order to monetize the capital gain on property, TTCQ appointed a sole agent for 6 months as of September 1, 2018 to search for suitable buyers for this property. In accordance with ASC Topic 360, as there was an intention to sell the investment properties, the property was reclassified from investment property, which had a net book value of RMB 2,729, or approximately $397 as at December 31, 2018, to assets held for sale.

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

Comparison of the Three Months Ended December 31, 2018 and December 31, 2017

The following table sets forth certain consolidated statements of income data as a percentage of revenue for the three months ended December 31, 2018 and 2017, respectively:

	Three Months Ended
	Dec. 31, 2018	Dec. 31, 2017

Revenue	100.0%	100.0%
Cost of sales	76.7	73.5
Gross Margin	23.3%	26.5%
Operating expenses
General and administrative	17.8%	16.4%
Selling	1.9	2.4
Research and development	1.3	1.1
Loss on disposal of property, plant and equipment	-	-
Total operating expenses	21.0%	19.9%
Income from Operations	2.3%	6.6%

Overall Gross Margin

Overall gross margin as a percentage of revenue decreased by 3.2% to 23.3% for the three months ended December 31, 2018, from 26.5% in the same period of the last fiscal year. In terms of absolute dollar amounts, gross profits decreased by $537 to $2,258 for the three months ended December 31, 2018, from $2,795 as compared to the same period of the last fiscal year. There was an decrease in gross profit margin, in absolute dollars, across all segments except for distribution and real estate.

Gross profit margin as a percentage of revenue in the manufacturing segment decreased by 1.7% to 21.1% for the three months ended December 31, 2018, from 22.8% in the same period of the last fiscal year. The decrease in gross margin was due to the change in product mix in the Singapore operations, where there was an increase in sales of products that had lower profit margins and a decrease in sales of products that had higher profit margins as compared to the same period of last fiscal year. As a result, the decrease in manufacturing revenue was higher than the decrease in cost for the three months ended December 31, 2018, as compared to the same period last fiscal year. In absolute dollar amounts, gross profits in the manufacturing segment decreased by $199 to $706 for the three months ended December 31, 2018 from $905 for the same period of last fiscal year.

Gross profit margin as a percentage of revenue in the testing segment decreased by 4.8% to 29.3% for the three months ended December 31, 2018, from 34.1% in the same period of the last fiscal year.  The decrease in profit margin as a percentage of revenue was mainly due to a decrease in high margin testing revenue in Singapore Operations. The decrease of gross margin was further impacted by the decrease of sales in Malaysia operation and Tianjin, China Operation where significant portions of our cost of goods sold are fixed and as the demand of services and factory utilization decrease, the fixed costs are spread over the decreased output, which decreases the gross profit margin. In absolute dollar amounts, gross profit in the testing segment decreased by $398 to $1,287 for the three months ended December 31, 2018 from $1,685 for the same period of the last fiscal year.

Gross profit margin of the distribution segment is not only affected by the market price of our products, but also by our product mix, which changes frequently as a result of changes in market demand. Gross profit margin as a percentage of revenue in the distribution segment increased by 1.0% to 13.3% for the three months ended December 31, 2018, from 12.3% in the same period of the last fiscal year. The increase in gross margin as a percentage of revenue was due to the change in product mix in the distribution segment of the Singapore and Suzhou, China operations resulting in an increase in sales of products that had higher profit margin and a decline in sales of products that had lower profit margin, as compared to the same period of last fiscal year. In terms of absolute dollar amounts, gross profit in the distribution segment for the three months ended December 31, 2018 was $254, an increase by $57 as compared to $197 in the same period of last fiscal year.

Gross profit margin as a percentage of revenue in the real estate segment was 37.9% for the three months ended December 31, 2018, as compared to 21.6% in the same period of the last fiscal year. In absolute dollar amounts, gross profit in the real estate segment for the three months ended December 31, 2018 was $11, an increase of $3 from $8 in the same period of last fiscal year

Operating Expenses

Operating expenses for the three months ended December 31, 2018 and 2017 were as follows:

	Three Months Ended
	Dec. 31, 2018	Dec. 31, 2017
(Unaudited)
General and administrative	$1,722	$1,727
Selling	187	252
Research and development	122	118
Total	$2,031	$2,097

General and administrative expenses decreased by $5, or 0.3%, from $1,727 to $1,722 for the three months ended December 31, 2018 compared to the same period of last fiscal year. The decrease in general and administrative expenses was primarily due to the decrease in payroll related expenses in the U.S. operation and traveling expenses in Tianjin, China operations. This decrease was partially offset by an increase in the Singapore operations as a result of additional headcount in the three months ended December 31, 2018 as compared to the same period of last fiscal year.

Selling expenses decreased by $65, or 25.8%, for the three months ended December 31, 2018, from $252 to $187, as compared to the same period of the last fiscal year. The decrease was mainly due to lower commission expenses in the Singapore operations and U.S operations as the commissionable revenue decreased in the three months ended December 31, 2018 as compared to the same period of last fiscal year.

Research and development expenses increased by $4, for the three months ended December 31, 2018, from $118 to $122, as compared to the same period of the last fiscal year. The marginal increase was mainly due to Singapore operations.

Income from Operations

Income from operations was $227 for the three months ended December 31, 2018, as compared to $698 for the same period of last fiscal year. The decrease was mainly due to the lower gross profit margin as we discussed earlier. Decrease in gross profit margin is greater than the decrease in operating expenses.

Interest Expense

Interest expense for the second quarter of fiscal years 2019 and 2018 were as follows:
	Three Months Ended
	Dec. 31, 2018	Dec. 31, 2017
(Unaudited)
Interest expense	$98	$52

Interest expense increased by $46 to $98 from $52 for the three months ended December 31, 2018. The increase was due to increase utilization of short-term loan in the Singapore Operation and long-term loan in the Malaysia Operation. As of December 31, 2018, the Company had an unused line of credit of $3,959 as compared to $4,018 at June 30, 2018. The bank loan payable increased by $1,201 to $3,005 for the six months ended December 31, 2018 as compared to $1,804 as at June 30, 2018.

Other Income

Other income for the three months ended December 31, 2018 and 2017 were as follows:
	Three Months Ended
	Dec. 31, 2018	Dec. 31, 2017
(Unaudited)
Interest income	$26	$12
Other rental income	29	27
Exchange loss	(28)	(25)
Bad debt recovery	-	-
Other miscellaneous income	22	28
Total	$49	$42

Other income for the three months ended December 31, 2018 was $49, an increase of $7 as compared to $42 for the same period last fiscal year. This increase was mainly attributable to higher interest income received due to placement of interest-bearing deposits by Malaysia and Singapore Operations.

Income Tax Expenses

Income Tax benefit for the three months ended December 31, 2018 was $124, a change of $137 as compared to income tax expense of $13 for the same period last fiscal year. This change was mainly due to the reversal of $145 from provision of income tax. The reversal was made after finalization of One-Time Mandatory Repatriation Tax summarized in the financial statements under Item 1 above in this Form 10-Q. Initially, during third quarter of fiscal year 2018, we made an income tax provision of $900 on an estimated basis. During the second quarter of fiscal 2019, upon finalization of One-Time Mandatory Repatriation Tax, we determined that an adjustment was required, resulting in a $145 tax liability reversal which in turn reduced the income tax provision to  $755. This adjustment materially impact our provision for income taxes and effective tax rate.

The significant change in the tax liability provision was due to the update of information from additional analysis performed on foreign tax pools and earnings and profits computations.

Non-controlling Interest

As of December 31, 2018, we held a 55% interest in Trio-Tech (Malaysia) Sdn. Bhd., Trio-Tech (Kuala Lumpur) Sdn. Bhd., SHI International Pte. Ltd. and PTSHI Indonesia, and a 76% interest in Prestal Enterprise Sdn. Bhd. The non-controlling interest for the three months ended December 31, 2018, in the net loss of subsidiaries was $42, compared to nil for the same period of the previous fiscal year. The decrease in the non-controlling interest in the net income of subsidiaries was attributable to the decrease in net income generated by the Malaysia testing operation due to a decrease in testing revenue which decrease the net profit.

Profit from Discontinued Operations

Profit from discontinued operations was $4 for the three months ended December 31, 2018, as compared to a loss of $2 for the same period of the last fiscal year.

Net Income

Net income was $348 for the three months ended December 31, 2018, a decrease of $325 as compared to net income of $673 for the three months ended December 31, 2017. The decrease in net income was mainly due to the decrease in revenue generated which led to a decrease in the operating income.

Earnings per Share

Basic earnings per share from continuing operations was $0.09 for the three months ended December 31, 2018 as compared to $0.19 for the same period in the last fiscal year. Basic earnings per share from discontinued operations were nil for both the three months ended December 31, 2018 and 2017.

Diluted earnings per share from continuing operations was $0.09 for the three months ended December 31, 2018 as compared to $0.18 for the same period in the last fiscal year. Diluted earnings per share from discontinued operations were nil for both the three months ended December 31, 2018 and 2017.

Segment Information

The revenue, gross margin and income from each segment for the second quarter of fiscal years 2019 and 2018, respectively, are presented below. As the revenue and gross margin for each segment have been discussed in the previous section, only the comparison of income from operations is discussed below.

Manufacturing Segment

The revenue, gross margin and income from operations for the manufacturing segment for the three months ended December 31, 2018 and 2017 were as follows:

	Three Months Ended
	Dec. 31, 2018	Dec. 31, 2017
(Unaudited)
Revenue	$3,352	$3,973
Gross margin	21.1%	22.8%
Income from operations	$76	$107

Income from operations in the manufacturing segment was $76 for the three months ended December 31, 2018, a decrease of $31, as compared to $107 in the same period of the last fiscal year. The decrease was primarily due to a decrease of $199 in the gross margin, as discussed earlier while partially offset at decrease of $168 in operating expenses. Operating expenses for the manufacturing segment were $630 and $798 for the three months ended December 31, 2018 and 2017, respectively.  The decrease in operating expenses was mainly due to a decrease in selling expenses of $83, general and administrative expenses of $27 and corporate overhead of $62, as compared to the same period of last fiscal year. The decrease in general and administrative expenses was primarily due to decrease in headcount and fixed assets being fully depreciated in the Suzhou, China operations. The decrease in payroll related expenses in U.S. operation also further decrease the general and administrative expenses. The decrease in selling expenses was due to a decrease in commission expenses in the U.S. and Singapore operations as the commissionable revenue decreased as compared to the same period last fiscal year. The decrease in corporate overhead expenses was due to a change in the corporate overhead allocation as compared to the same period last fiscal year. Corporate charges are allocated on a pre-determined fixed charge basis.

Testing Segment

The revenue, gross margin and income from operations for the testing segment for the three months ended December 31, 2018 and 2017 were as follows:

	Three Months Ended
	Dec. 31, 2018	Dec. 31, 2017
(Unaudited)
Revenue	$4,393	$4,936
Gross margin	29.3%	34.1%
Income from operations	$21	$517

Income from operations in the testing segment for the three months ended December 31, 2018 was $21, a decrease of $496 compared to $517 in the same period of last fiscal year. The decrease in operating income was mainly attributable to the decrease of $398 in gross margin, as discussed earlier, coupled with increase in operating expenses by $98. Operating expenses were $1,266 and $1,168 for the three months ended December 31, 2018 and 2017, respectively. The increase in operating expenses was mainly attributable to an increase in general and administrative expenses by $106 and selling expenses of $16, which was partially offset by a decrease in corporate overhead expenses by $24. The increase in general and administrative expenses was due to increase of medical expenses in the Singapore operation. The decrease in corporate overhead expenses was due to a change in the corporate overhead allocation as compared to the same period last fiscal year. Corporate charges are allocated on a pre-determined fixed charge basis.

Distribution Segment

The revenue, gross margin and income from operations for the distribution segment for the three months ended December 31, 2018 and 2017 were as follows:

	Three Months Ended
	Dec. 31, 2018	Dec. 31, 2017
(Unaudited)
Revenue	$1,916	$1,606
Gross margin	13.3%	12.3%
Income from operations	$170	$119

Income from operations in the distribution segment increased by $51 to $170 for the three months ended December 31, 2018, as compared to $119 in the same period of last fiscal year. The increase in operating income was primarily due to an increase in gross margin as discussed earlier, which was partially offset by a decrease in operating expenses of $6. Operating expenses were $84 and $78 for the three months ended December 31, 2018 and 2017, respectively.

Real Estate Segment

The revenue, gross margin and loss from operations for the real estate segment for the three months ended December 31, 2018 and 2017 were as follows:

	Three Months Ended
	Dec. 31, 2018	Dec. 31, 2017
(Unaudited)
Revenue	$29	$37
Gross margin	37.9%	21.6%
Loss from operations	$(5)	$(9)

Loss from operations in the real estate segment for the three months ended December 31, 2018 was $5, a decrease of $4, as compared to $9 for the same period of the last fiscal year.  The decrease in operating loss was mainly due to an increase in gross margin as discussed earlier, which was partially offset by an increase in operating expenses of $1. Operating expenses were $16 and $17 for the three months ended December 31, 2018 and 2017, respectively.

Corporate

The loss from operations for corporate for the three months ended December 31, 2018 and 2017 were as follows:

	Three Months Ended
	Dec. 31, 2018	Dec. 31, 2017
(Unaudited)
Loss income from operations	$(35)	$(36)

Corporate operating loss decreased by $1 to $35 for the three months ended December 31, 2018 as compared to of $36 in the same period of the last fiscal year.

Comparison of the Six Months Ended December 31, 2018 and December 31, 2017

The following table sets forth certain consolidated statements of income data as a percentage of revenue for the six months ended December 31, 2018 and 2017, respectively:

	Six Months Ended
	Dec. 31, 2018	Dec. 31, 2017

Revenue	100.0%	100.0%
Cost of sales	77.9	74.2
Gross Margin	22.1%	25.8%
Operating expenses:
General and administrative	17.6%	16.6%
Selling	1.7	2.0
Research and development	1.0	1.4
Total operating expenses	20.3%	20.0%
Income from Operations	1.8%	5.8%

Overall Gross Margin

Overall gross margin as a percentage of revenue decreased by 3.7% to 22.1% for the six months ended December 31, 2018, from 25.8% in the same period of last fiscal year, primarily due to an decrease in the gross profit margin in the manufacturing and testing segments, which was partially offset by an increase in the gross profit margin in the distribution and real estate segments. In terms of absolute dollar amounts, gross profits decreased by $1,196 to $4,359 for the six months ended December 31, 2018, from $5,555 for the same period of the last fiscal year.

Gross profit margin as a percentage of revenue in the manufacturing segment decreased by 1.8% to 21.3% for the six months ended December 31, 2018, from 23.1% in the same period of the last fiscal year. In absolute dollar amounts, gross profit decreased by $535 to $1,486 for the six months ended December 31, 2018 as compared to $2,021 for the same period in last fiscal year. The decrease in absolute dollar amount of gross margin was primarily due to decrease in orders Singapore and Suzhou, China operations, which contributed to a decrease in the gross margin.

Gross profit margin as a percentage of revenue in the testing segment decreased by 6.5% to 26.5% for the six months ended December 31, 2018 from 33.0% in the same period of the last fiscal year. The decrease in profit margin as a percentage of revenue was mainly due to a decrease in high margin testing revenue in Singapore Operations. Furthermore, there was a decrease in testing revenue in Malaysia operation and Tianjin, China operation where significant portions of our cost of goods sold are fixed and as the demand of services and factory utilization decrease, the fixed costs are spread over the decreased output, which decreases the gross profit margin. In terms of absolute dollar amounts, gross profit in the testing segment decreased by $810 to $2,341 for the six months ended December 31, 2018, from $3,151 for the same period of the last fiscal year.

Gross profit margin as a percentage of revenue in the distribution segment increased by 1.7% to 13.3% for the six months ended December 31, 2018, from 11.6% in the same period of the last fiscal year. In terms of absolute dollar amounts, gross profit in the distribution segment for the six months ended December 31, 2018 was $512, an increase of $147 as compared to $365 in the same period of the last fiscal year. The increase in absolute dollar amount of gross margin was due to increase of distribution revenue in Singapore Operation which were offset by the decrease of distribution revenue in Malaysia operation. The gross profit margin of the distribution segment was not only affected by the market price of our products, but also our product mix, which changes frequently as a result of changes in market demand.

Gross profit margin as a percentage of revenue in the real estate segment increased by 12.0% to 35.7% for the six months ended December 31, 2018, from 23.7% in the same period of the last fiscal year. In terms of absolute dollar amounts, gross profit increased by $2 to $20 for the six months ended December 31, 2018 as compared to $18 for the same period in last fiscal year.

Operating Expenses

Operating expenses for the six months ended December 31, 2018 and 2017 were as follows:
	Six Months Ended
	Dec. 31, 2018	Dec. 31, 2017
(Unaudited)
General and administrative	$3,481	$3,566
Selling	334	431
Research and development	194	302
Loss on disposal of property, plant and equipment	-	11
Total	$4,009	$4,310

General and administrative expenses decreased by $85, or 2.4%, from $3,566 to $3,481 for the six months ended December 31, 2018 compared to the same period of the last fiscal year. There was a decrease in general and administrative expenses in the U.S., Tianjin, China operations and Suzhou, China Operations, which was partially offset by the increase in general and administrative expenses in all other operations.

The decrease in general and administrative expenses was primarily due to the decrease in payroll related and bonus expenses in the U.S. operations. This increase was partially offset mainly by an increase in headcount and medical expenses in the Singapore operation for the six months ended December 31, 2018, as compared to the same period of last fiscal year.

Selling expenses decreased by $97, or 22.5%, for the six months ended December 31, 2018, from $431 to $334 compared to the same period of the last fiscal year, The decrease was mainly due to an decrease in commission expenses in the U.S operations and Singapore operations as the commissionable revenue decreased in the six months ended December 31, 2018, selling expenses is further decrease due to adoption of a new revenue standard as described in note 19 to financial statements included in Part1-item1 of this Form 10-Q as compared to the same period of last fiscal year.

Research and development expenses decreased by $108, for the six months ended December 31, 2018, from $302 to $194, as compared to the same period of the last fiscal year. The decrease was mainly due to a decrease of the expenses in Suzhou, China operation. The Suzhou operation did not incur research and development expenses in six months ended December 31, 2018 whereas there was a one-off research and development project in the Suzhou, China operations in the six months ended December 31, 2017.

Income from Operations

Income from operations was $413 for the six months ended December 31, 2018 as compared to $1,248 for the same period of the last fiscal year. The decrease was mainly due to the decrease in gross profit margin being greater than the decrease in operating expenses, as discussed earlier.

Interest Expense

Interest expense for the six months ended December 31, 2018 and 2017 were as follows:
	Six Months Ended
	Dec. 31, 2018	Dec. 31, 2017
(Unaudited)
Interest expense	$176	$110

Interest expense increased by $66 to $176 from $110 for the six months ended December 31, 2018 as compared to the same period of the last fiscal year. The increase was due to increase utilization of short-term loan in the Singapore Operation and long-term loan in the Malaysia Operation. The bank loan payable increased by $1,201 to $3,005 for the six months ended December 31, 2018 as compared to $1,804 as at June 30, 2018.

Other Income

Other income for the six months ended December 31, 2018 and 2017 were as follows:
	Six Months Ended
	Dec. 31, 2018	Dec. 31, 2017
(Unaudited)
Interest income	$36	$20
Other rental income	56	53
Exchange loss	(67)	(31)
Bad debt recovery	2	-
Other miscellaneous income	65	158
Total	$92	$200

Other income for the six months ended December 31, 2018 was $92, a decrease of $108 as compared to $200 for the same period of last fiscal year. This decrease was mainly attributable to the existence of a non-recurring reimbursement income for the six months ended December 31, 2017. This decrease also was caused by foreign currency exchange loss primarily in Tianjin and Suzhou, China operations contributing to an exchange loss of $67 for the six months ended December 31, 2018 as compared to an exchange loss of $31 for the same period last fiscal year.

Income Tax Expenses

Income Tax benefit for the three months ended December 31, 2018 was $124, a change of $137 as compared to income tax expense of $13 for the same period last fiscal year. This change was mainly due to the reversal of $145 from provision of income tax. The reversal was made after finalization of One-Time Mandatory Repatriation Tax summarized in the financial statements under Item 1 above in this Form 10-Q. Initially, during third quarter of fiscal year 2018, we made an income tax provision of $900 on an estimated basis. During the second quarter of fiscal 2019, upon finalization of One-Time Mandatory Repatriation Tax, we determined that an adjustment was required, resulting in a $145 tax liability reversal which in turn reduced the income tax provision to  $755. These adjustment materially impact our provision for income taxes and effective tax rate.

The significant change in the tax liability provision was due to the update of information from additional analysis performed on foreign tax pools and earnings and profits computations.

Non-controlling Interest

As of December 31, 2018, we held a 55% interest in Trio-Tech Malaysia, Trio-Tech (Kuala Lumpur) Sdn. Bhd., SHI International Pte. Ltd. and PTSHI Indonesia, and a 76% interest in Prestal Enterprise Sdn. Bhd. The net loss attributable to our non-controlling interest in these subsidiaries for the six months ended December 31, 2018 was $101, a decrease of $128, as compared to net income of $27 for the same period of last fiscal year. The decrease was attributable to the decrease in net income generated by the Malaysia testing operation due to a decrease in testing revenue which decrease the net profit.

Loss from Discontinued Operations

Loss from discontinued operations was $4 for the six months ended December 31, 2018, a decrease of $1 as compared to a loss of $5 for the same period of the last fiscal year.

Net Income

Net income was $413 for the six months ended December 31, 2018, a decrease of $835, as compared to a net income of $1,248 for the same period in the last fiscal year. The deterioration was mainly due to a decrease in revenue, gross margin and decrease in operating income, as discussed earlier.

Earnings per Share

Basic earnings per share from continuing operations was $0.11 for the six months ended December 31, 2018 as compared to $0.35 for the same period in the last fiscal year. Basic earnings per share from discontinued operations were nil for both the six months ended December 31, 2018 and 2017.

Diluted earnings per share from continuing operations was $0.11 for the six months ended December 31, 2018 as compared to $0.34 for the same period in the last fiscal year. Diluted earnings per share from discontinued operations were nil for both the six months ended December 31, 2018 and 2017.

Segment Information

The revenue, gross profit margin, and income or loss from operations in each segment for the six months ended December 31, 2018 and 2017, respectively, are presented below.  As the segment revenue and gross margin for each segment have been discussed in the previous section, only the comparison of income from operations is discussed below.

Manufacturing Segment

The revenue, gross margin and income from operations for the manufacturing segment for the six months ended December 31, 2018 and 2017 were as follows:

	Six Months Ended
	Dec. 31, 2018	Dec. 31, 2017
(Unaudited)
Revenue	$6,989	$8,738
Gross margin	21.3%	23.1%
Income from operations	$183	$293

Income from operations from the manufacturing segment was $183 for the six months ended December 31, 2018, a decrease of $110 as compared to $293 in the same period of the last fiscal year, due to a decrease in gross margin by $535 which was partially offset by a decrease in operating expenses. Operating expenses for the manufacturing segment were $1,303 and $1,728 for the six months ended December 31, 2018 and 2017, respectively. The decrease in operating expenses of $425 was mainly due to a decrease in general and administrative expenses by $94, decreased in selling expenses by $132, decrease in corporate overhead by $70 and decrease in research and development expenses by $129, as compared to the same period of last fiscal year.

Testing Segment

The revenue, gross margin and (loss) / income from operations for the testing segment for the six months ended December 31, 2018 and 2017 were as follows:

	Six Months Ended
	Dec. 31, 2018	Dec. 31, 2017
(Unaudited)
Revenue	$8,830	$9,541
Gross margin	26.5%	33.0%
(Loss) / Income from operations	$(117)	$853

Loss from operations in the testing segment for the six months ended December 31, 2018 was $117, a deterioration of $970 compared to income from operation of $853 in the same period of the last fiscal year. The deterioration was attributable to the decrease in gross margin by $810. The increase in operating expenses of $160 also further decrease the operating income. Operating expenses were $2,458 and $2,298 for the six months ended December 31, 2018 and 2017, respectively. The higher operating expenses was mainly attributable to an increase in general and administrative expenses by $235, which was partially offset by a decrease in corporate overheads by $115. The increase in general and administrative expenses was due to increase of medical expenses and increase of headcount in the Singapore operations and an increase in payroll related expenses in the Malaysia operations. The decrease in corporate overhead expenses was due to a change in the corporate overhead allocation as compared to the same period last fiscal year. Corporate charges are allocated on a pre-determined fixed charge basis.

Distribution Segment

The revenue, gross margin and income from operations for the distribution segment for the six months ended December 31, 2018 and 2017 were as follows:

	Six Months Ended
	Dec. 31, 2018	Dec. 31, 2017
(Unaudited)
Revenue	$3,860	$3,142
Gross margin	13.3%	11.6%
Income from operations	$342	$220

Income from operations in the distribution segment for the six months ended December 31, 2018 was $342, an increase by $122 as compared to $220 in the same period of the last fiscal year. The increase in operating income was primarily due to an increase in gross margin as discussed earlier which was partially offset by the increase of operating expenses of $25. Operating expenses were $170 and $145 for the six months ended December 31, 2018 and 2017, respectively.

Real Estate Segment

The revenue, gross margin and loss from operations for the real estate segment for the six months ended December 31, 2018 and 2017 were as follows:

	Six Months Ended
	Dec. 31, 2018	Dec. 31, 2017
(Unaudited)
Revenue	$56	$76
Gross margin	35.7%	23.7%
Loss from operations	$(17)	$(19)

Loss from operations in the real estate segment for the six months ended December 31, 2018 was $17, an improvement of $2 as compared to $19 for the same period of the last fiscal year.  The decrease in operating loss was mainly due to an increase in gross margin, as discussed earlier. Operating expenses were $37 for the six months ended December 31, 2018 and 2017.

Corporate

The loss from operations for corporate for the six months ended December 31, 2018 and 2017 were as follows:

	Six Months Ended
	Dec. 31, 2018	Dec. 31, 2017
(Unaudited)
Loss from operations	$(41)	$(102)

Operating loss in the corporate office for the six months ended December 31, 2018 was $41, a decrease of $61, as compared to $102 for the same period of the last fiscal year. The decrease was mainly due to decrease in staff related expenses and also decrease in professional fee.

Financial Condition

During the six months ended December 31, 2018 total assets increased by $421 from $36,474 as at June 30, 2018 to $36,895. The increase in total assets was primarily due to an increase in short-term deposits, other receivables, prepaid expenses, assets held for sale, and property, plant and equipment which were partially offset by decrease in cash and cash equivalents, trade receivables, deferred tax asset, investment properties and other assets.

Cash and cash equivalents were $6,192 as at December 31, 2018, reflecting a decrease of $347 from $6,539 as at June 30, 2018, mainly due to placement of interest-bearing deposits by Singapore and Malaysia operation. This was partially offset by the improved collections in the U.S. operation.

Short term deposits were $2,121 as at December 31, 2018, reflecting an increase of $1,468 from $653 as at June 30, 2018, primarily due to placement of deposit by the Singapore and Malaysia operation.

As at December 31, 2018, the trade accounts receivable balance decreased by $751 to $6,996 from $7,747 as at June 30, 2018, mainly due to decreased sales in Malaysia operation and Tianjin, China operation for the six months ended December 31, 2018. The accounts receivables turnover days was 67 and 72 days at the end of the second quarter of fiscal year 2018 and for the fiscal year ended 2018, respectively.

As at December 31, 2018 other receivables were $991, reflecting an increase of $110 from $881 as at June 30, 2018. The increase was primarily due to increase of advance payment made in Singapore Operation.

Inventories as at December 31, 2018 were $2,630, a decrease of $300, as compared to $2,930 as at June 30, 2018. The decrease in inventory was mainly due to Singapore Operation is managing and monitoring its purchases to meet the requirements and the decrease in inventory was due to shipments made recently.

Prepaid expenses were $279 as at December 31, 2018 compared to $208 as at June 30, 2018. The increase of $71 was primarily due to increase in prepayment for insurance expenses and software related expenses in the Singapore operation.

Investment properties were $678 as at December 31, 2018 compared to $1,146. The decreases of $468 was primarily due to reclassification of MaoYe investment properties to assets held for sales.

Property, plant and equipment, net increased by $814 from $11,935 as at June 30, 2018, to $12,749 as at December 31, 2018, was mainly due to higher capital expenditure in the Suzhou, China operations , Malaysia operation and Tianjin, China operation for the six months ended December 31, 2018.

Other assets decreased by $499 to $1,750 as at December 31, 2018, as compared to $2,249 as at June 30, 2018. This was mainly due to reclassification of down payment made for purchase of property, plant & equipment to fixed assets by the Malaysia and Tianjin, China operation.

Assets held for sales were $486 as at December 31, 2018 compared to $91 as at June 30, 2018. The increase of $395, was primarily due to reclassification of MaoYe investment properties to assets for sales.

Accounts payable decreased by $1,172 to $2,532 as at December 31, 2018, as compared to $3,704 as at June 30, 2018. This was mainly due to more payments released in the first quarter and second quarter of fiscal year 2019 as compared to fourth quarter of fiscal year 2018.

Accrued expenses increased by $806 to $3,978 as at December 31, 2018, as compared to $3,172 as at June 30, 2018. The increase in accrued expenses was mainly due to customer deposits in Singapore operation and Suzhou, China operations, these increases were partially offset by decrease in payroll related accruals and accrued purchases.

Bank loans payable increased by $1,201 to $3,005 as at December 31, 2018, as compared to $1,804 as at June 30, 2018. This was due to an additional loan availed by the Malaysia operation, which was partially offset by repayment of bank loans by the Singapore operation.

Capital leases decreased by $140 to $634 as at December 31, 2018, as compared to $774 as at June 30, 2018. This was due repayment of capital leases by the Malaysia and Singapore operations.

Liquidity Comparison

Net cash provided by operating activities increased by $802 to $2,275 for the six months ended December 31, 2018, compared to $1,473 during the same period of the last fiscal year. The increase in net cash generated by operating activities was primarily due to an increase in cash inflow of $1,236 from accounts receivables and $465 from other assets, and an increase in cash inflow of $1,447 in inventories. These were partially offset by an increase in cash outflow of accounts payable and accrued expenses of $1,221 and decrease in cash inflow from net income of $963.

Net cash used in investing activities increased by $2,584 to $3,755 for the six months ended December 31, 2018, compared to 1,171 during the same period of the last fiscal year. The increase was primarily due to $790 in capital spending coupled with increase in $1,180 in investments in unrestricted short-term deposits and a decrease of $544 in proceeds from maturing of unrestricted and restricted term deposits and short-term deposits. This increase in net cash used in investing activities was partially offset by the $281 decrease in investments in restricted and unrestricted deposits.

Net cash generated in financing activities increased by $1,786 to $1,398 for the six months ended December 31, 2018, compared to net cash used in financing activities of $388 during the same period of the last fiscal year. The increase was mainly due to an increase in proceeds from lines of credit of $5,962 while partially offset by the decrease in cash generated through borrowings from bank loans and capital leases by $3,570 and by the increase in repayment lines of credit of $930.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2018, the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective at a reasonable level.

Changes in Internal Control Over Financial Reporting

Except as discussed below, there has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

TRIO-TECH INTERNATIONAL
By:	/s/ Victor H.M. Ting VICTOR H.M. TING Vice President and Chief Financial Officer (Principal Financial Officer) Dated: February 13, 2019