Form 10-Q
period 2019-03-31
TRIO-TECH INTERNATIONAL
filed 2019-05-14
CIK 732026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class of registered securities	Trading Symbol	Name of each exchange on which registered
Common Stock, no par value	TRT	NYSE MKT

As of May 1, 2019, there were 3,673,055 shares of the issuer’s Common Stock, no par value, outstanding.

TRIO-TECH INTERNATIONAL

INDEX TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION, OTHER INFORMATION AND SIGNATURE

		Page
Part I.	Financial Information

Item 1.	Financial Statements
	(a) Condensed Consolidated Balance Sheets as of March 31, 2019 (Unaudited) and June 30, 2018	2
	(b) Condensed Consolidated Statements of Operations and Comprehensive Income for the Three and Nine Months Ended March 31, 2019 (Unaudited) and March 31, 2018 (Unaudited)	3
	(c) Condensed Consolidated Statements of Shareholders Equity for the Three and Nine Months Ended March 31, 2019 (Unaudited) and the March 31, 2018 (Unaudited)	5
	(d) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2019 (Unaudited) and March 31, 2018 (Unaudited)	6
	(e) Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	46
Item 4.	Controls and Procedures	46

Part II.	Other Information

Item 1.	Legal Proceedings	47
Item 1A.	Risk Factors	47
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 3.	Defaults upon Senior Securities	47
Item 4.	Mine Safety Disclosures	47
Item 5.	Other Information	47
Item 6.	Exhibits	47

Signatures		48

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	March 31, 2019	June 30, 2018
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$4,602	$6,539
Short-term deposits	3,646	653
Trade accounts receivable, less allowance for doubtful accounts of $256 and $259	7,120	7,747
Other receivables	1,034	881
Inventories, less provision for obsolete inventory of $660 and $695	2,918	2,930
Prepaid expenses and other current assets	307	208
Assets held for sale	90	91
Total current assets	19,717	19,049
NON-CURRENT ASSETS:
Deferred tax asset	335	400
Investment properties, net	828	1,146
Property, plant and equipment, net	12,687	11,935
Other assets	1,728	2,249
Restricted term deposits	1,705	1,695
Total non-current assets	17,283	17,425
TOTAL ASSETS	$37,000	$36,474

LIABILITIES
CURRENT LIABILITIES:
Lines of credit	$622	$2,043
Accounts payable	3,021	3,704
Accrued expenses	3,882	3,172
Income taxes payable	404	285
Current portion of bank loans payable	492	367
Current portion of capital leases	257	250
Total current liabilities	8,678	9,821
NON-CURRENT LIABILITIES:
Bank loans payable, net of current portion	2,442	1,437
Capital leases, net of current portion	325	524
Deferred tax liabilities	343	327
Income taxes payable	613	828
Other non-current liabilities	32	36
Total non-current liabilities	3,755	3,152
TOTAL LIABILITIES	$12,433	$12,973

EQUITY
TRIO-TECH INTERNATIONAL’S SHAREHOLDERS' EQUITY:
Common stock, no par value, 15,000,000 shares authorized; 3,673,055 shares issued and outstanding as at March 31, 2019, and 3,553,055 shares as at June 30, 2018	$11,424	$11,023
Paid-in capital	3,261	3,249
Accumulated retained earnings	6,621	5,525
Accumulated other comprehensive gain-translation adjustments	2,055	2,182
Total Trio-Tech International shareholders' equity	23,361	21,979
Non-controlling interest	1,206	1,522
TOTAL EQUITY	$24,567	$23,501
TOTAL LIABILITIES AND EQUITY	$37,000	$36,474

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
UNAUDITED (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

	Three Months Ended		Nine Months Ended
	Mar. 31,	Mar. 31,	Mar. 31,	Mar. 31,
	2019	2018	2019	2018
Revenue
Manufacturing	$3,097	$3,124	$10,086	$11,862
Testing services	3,989	4,913	12,819	14,454
Distribution	1,727	2,033	5,587	5,175
Real Estate	25	34	81	110
	8,838	10,104	28,573	31,601
Cost of Sales
Cost of manufactured products sold	2,303	2,530	7,806	9,247
Cost of testing services rendered	2,862	3,491	9,351	9,881
Cost of distribution	1,483	1,821	4,831	4,598
Cost of real estate	16	30	52	88
	6,664	7,872	22,040	23,814

Gross Margin	2,174	2,232	6,533	7,787

Operating Expenses:
General and administrative	1,742	1,773	5,223	5,339
Selling	246	181	580	612
Research and development	76	75	270	377
Gain on disposal of property, plant and equipment	(13)	(31)	(13)	(20)
Total operating expenses	2,051	1,998	6,060	6,308

Income from Operations	123	234	473	1,479

Other Income / (Expenses)
Interest expenses	(74)	(64)	(250)	(174)
Other income, net	128	111	220	311
Gain on sale of assets held for sale	685	-	685	-
Total other income	739	47	655	137

Income from Continuing Operations before Income Taxes	862	281	1,128	1,616

Income Tax Expenses	(209)	(980)	(159)	(1,035)

Income / (loss) from continuing operations before non-controlling interest, net of tax	653	(699)	969	581

Discontinued Operations
Income / (loss) from discontinued operations, net of tax	2	(6)	(2)	(11)
NET INCOME / (LOSS)	655	(705)	967	570

Less: net (loss) / income attributable to non-controlling interest	(28)	34	(129)	61
Net Income / (Loss) Attributable to Trio-Tech International Common Shareholders	$683	$(739)	$1,096	$509

Amounts Attributable to Trio-Tech International Common Shareholders:
Income / (loss) from continuing operations, net of tax	682	(736)	1,097	520
Income / (loss) from discontinued operations, net of tax	1	(3)	(1)	(11)

Net Income / (Loss) Attributable to Trio-Tech International Common Shareholders	$683	$(739)	$1,096	$509

Basic Earnings per Share:
Basic per share from continuing operations attributable to Trio-Tech International	$0.19	$(0.21)	$0.30	$0.15
Basic earnings per share from discontinued operations attributable to Trio-Tech International	$-	$-	$-	$-
Basic Earnings per Share from Net Income
Attributable to Trio-Tech International	$0.19	$(0.21)	$0.30	$0.15

Diluted Earnings per Share:
Diluted earnings per share from continuing operations attributable to Trio-Tech International	$0.19	$(0.20)	$0.29	$0.14
Diluted earnings per share from discontinued operations attributable to Trio-Tech International	$-	$-	$-	$-
Diluted Earnings per Share from Net Income
Attributable to Trio-Tech International	$0.19	$(0.20)	$0.29	$0.14

Weighted average number of common shares outstanding
Basic	3,673	3,553	3,673	3,553
Dilutive effect of stock options	12	219	73	225
Number of shares used to compute earnings per share diluted	3,685	3,772	3,746	3,778

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNAUDITED (IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	Mar. 31,	Mar. 31,	Mar. 31,	Mar. 31,
	2019	2018	2019	2018
Comprehensive Income Attributable to Trio-Tech International Common Shareholders:

Net income / (loss)	$655	$(705)	$967	$570
Foreign currency translation, net of tax	401	849	(189)	1,809
Comprehensive Income	1,056	144	778	2,379
Less: comprehensive income / (loss) attributable to non-controlling interest	1	142	(191)	255
Comprehensive Income attributable to Trio-Tech International Common Shareholders	$1,055	$2	$969	$2,124

 See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(IN THOUSANDS)

Nine Months ended March 31, 2019

	Common Stock		Additional Paid-in	Accumulated Retained	Accumulated Other Comprehensive	Non- Controlling
	Shares	Amount	Capital	Earnings	Income	Interest	Total

Balance at June 30, 2018	3,553	$11,023	$3,249	$5,525	$2,182	$1,522	$23,501
Stock option expenses	-	-	12	-	-	-	12
Net income	-	-	-	1,096	-	(129)	967
Dividend declared by subsidiary	-	-	-	-	-	(125)	(125)
Exercise of stock options	120	401	-	-	-	-	401
Translation adjustment	-	-	-	-	(127)	(62)	(189)
Balance at Mar. 31, 2019	3,673	11,424	3,261	6,621	2,055	1,206	24,567

Nine Months ended March 31, 2018

	Common Stock		Additional Paid-in	Accumulated Retained	Accumulated Other Comprehensive	Non- Controlling
	Shares	Amount	Capital	Earnings	Income	Interest	Total

Balance at June 30, 2017	3,523	$10,921	$3,206	$4,341	$1,633	$1,426	$21,527
Stock option expenses	-	-	40	-	-	-	40
Net income	-	-	-	509	-	61	570
Dividend declared by subsidiary	-	-	-	-	-	(125)	(125)
Exercise of options	20	51	-	-	-	-	51
Issue of restricted shares to service provider	10	51	-	-	-	-	51
Translation adjustment	-	-	-	-	1,615	194	1,809
Balance at Mar. 31, 2018	3,553	11,013	3,246	4,850	3,248	1,556	23,923

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)

	Nine Months Ended
	Mar. 31,	Mar. 31,
	2019	2018
	(Unaudited)	(Unaudited)
Cash Flow from Operating Activities
Net income	$967	$570
Adjustments to reconcile net income to net cash flow provided by operating activities
Gain on sale of assets held for sale	(685)	-
Depreciation and amortization	1,777	1,594
Stock compensation	12	40
Usage of provision for obsolete inventory	(37)	(4)
Reversal of income tax provision	(145)	-
Bad debt recovery	1	-
Accrued interest expense, net accrued interest income	34	148
Gain on sale of property, plant and equipment – continued operations	(13)	(20)
Issuance of shares to service provider	-	51
Warranty recovery, net	(35)	1
Fixed assets written off	(33)	-
Deferred tax benefit / (provision)	78	33
Changes in operating assets and liabilities, net of acquisition effects
Trade accounts receivable	626	392
Other receivables	(153)	9
Other assets	489	(327)
Inventories	60	(506)
Prepaid expenses and other current assets	(99)	7
Accounts payable and accrued expenses	60	250
Income taxes payable	58	884
Net Cash Provided by Operating Activities	2,962	3,122

Cash Flow from Investing Activities
Proceeds from sale of assets held for sale	943	-
Proceeds from maturing of unrestricted term deposits and short-term deposits, net	-	484
Proceeds from disposal of property, plant and equipment	3	42
Investments in restricted and unrestricted deposits	(2,939)	(281)
Addition to property, plant and equipment	(2,576)	(2,050)
Net Cash Used in Investing Activities	(4,569)	(1,805)

Cash Flow from Financing Activities
Repayment on lines of credit	(7,316)	(7,397)
Repayment of bank loans and capital leases	(625)	(554)
Dividends paid on non-controlling interest	(125)	(125)
Proceeds from exercising stock options	401	51
Proceeds from bank loans and capital leases	7,470	6,570
Net Cash Used in Financing Activities	(195)	(1,455)

Effect of Changes in Exchange Rate	(125)	742

Net (Decrease) / Increase in Cash, Cash Equivalents, and Restricted Cash	(1,927)	604
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	8,234	4,772
Cash, Cash Equivalents, and Restricted Cash at End of Period	$6,307	$5,376

Supplementary Information of Cash Flows
Cash paid during the period for:
Interest	$217	$138
Income taxes	$114	$225

Non-Cash Transactions
Capital lease of property, plant and equipment	$-	$228

See notes to condensed consolidated financial statements.

Reconciliation of Cash, Cash Equivalents, and Restricted Cash
Cash	4,602	6,539
Restricted Term-Deposits in Non-Current Assets	1,705	1,695
Total Cash, Cash Equivalents, and Restricted Cash Shown in Statement of Cash Flows	$6,307	$8,234

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

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT EARNINGS PER SHARE AND NUMBER OF SHARES)

1. ORGANIZATION AND BASIS OF PRESENTATION

Trio-Tech International (“the Company” or “TTI” hereafter) was incorporated in fiscal year 1958 under the laws of the State of California. TTI provides third-party semiconductor testing and burn-in services primarily through its laboratories in Southeast Asia. In addition, TTI operates testing facilities in the United States. The Company also designs, develops, manufactures and markets a broad range of equipment and systems used in the manufacturing and testing of semiconductor devices and electronic components. In the third quarter of fiscal year 2019, TTI conducted business in four business segments: Manufacturing, Testing Services, Distribution and Real Estate. TTI has subsidiaries in the U.S., Singapore, Malaysia, Thailand and China as follows:

	Ownership	Location
Express Test Corporation (Dormant)	100%	Van Nuys, California
Trio-Tech Reliability Services (Dormant)	100%	Van Nuys, California
KTS Incorporated, dba Universal Systems (Dormant)	100%	Van Nuys, California
European Electronic Test Centre (Dormant)	100%	Dublin, Ireland
Trio-Tech International Pte. Ltd.	100%	Singapore
Universal (Far East) Pte. Ltd. *	100%	Singapore
Trio-Tech International (Thailand) Co. Ltd. *	100%	Bangkok, Thailand
Trio-Tech (Bangkok) Co. Ltd. (49% owned by Trio-Tech International Pte. Ltd. and 51% owned by Trio-Tech International (Thailand) Co. Ltd.)	100%	Bangkok, Thailand
Trio-Tech (Malaysia) Sdn. Bhd. (55% owned by Trio-Tech International Pte. Ltd.)	55%	Penang and Selangor, Malaysia
Trio-Tech (Kuala Lumpur) Sdn. Bhd. (100% owned by Trio-Tech Malaysia Sdn. Bhd.)	55%	Selangor, Malaysia
Prestal Enterprise Sdn. Bhd. (76% owned by Trio-Tech International Pte. Ltd.)	76%	Selangor, Malaysia
Trio-Tech (SIP) Co. Ltd. *	100%	Suzhou, China
Trio-Tech (Chongqing) Co. Ltd. *	100%	Chongqing, China
SHI International Pte. Ltd. (Dormant) (55% owned by Trio-Tech International Pte. Ltd.)	55%	Singapore
PT SHI Indonesia (Dormant) (100% owned by SHI International Pte. Ltd.)	55%	Batam, Indonesia
Trio-Tech (Tianjin) Co., Ltd. *	100%	Tianjin, China
   * 100% owned by Trio-Tech International Pte. Ltd.

The accompanying un-audited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. All significant inter-company accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements are presented in U.S. dollars. The accompanying condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three and nine months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2019. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the fiscal year ended June 30, 2018.

Except as otherwise specifically noted in this Form 10-Q, the Company’s operating results are presented based on the translation of foreign currencies using the respective quarter’s average exchange rate.

Certain reclassifications have been made to prior period amounts to conform to the current presentation.

2.    NEW ACCOUNTING PRONOUNCEMENTS

The amendments in ASU 2018-19 ASC Topic 326: Codification Improvements to Financial Instruments – Credit Losses clarifies that receivables arising from operating leases are not within the scope of the credit losses standard, but rather, should be accounted for in accordance with the lease’s standard. The amendments are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. While early application is permitted, including adoption in an interim period, the Company has not elected to early adopt. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

The amendments in ASU 2018-18 ASC Topic 808: Collaborative Arrangements: Clarifying the Interaction between Topic 808 and Topic 606 provide more comparability in the presentation of revenue for certain transactions between collaborative arrangement participants. It allows organizations to only present units of account in collaborative arrangements that are within the scope of the revenue recognition standard together with revenue accounted for under the revenue recognition standard. The parts of the collaborative arrangement that are not in the scope of the revenue recognition standard should be presented separately from revenue accounted for under the revenue recognition standard. The amendments are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. While early application is permitted, including adoption in an interim period, the Company has not elected to early adopt. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

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

In February 2016, the FASB issued an ASU 2016-12 ASC Topic 842: Leases, which amends a number of aspects of the existing accounting standards for leases which require lessees to recognize operating leased assets and corresponding liabilities on the balance sheet for all leases with lease terms of more than 12 months. In July 2018, ASU 2018-10: Codification Improvements to Leases addressed stakeholders’ questions about how to apply certain aspects of the new guidance in Accounting Standards Codification (ASC) 842: Leases. The clarifications address the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments. Besides, the amendments in ASU 2018-11 ASC Topic 842: Leases: Targeted Improvements related to transition relief on comparative reporting at adoption affect all entities with lease contracts that choose the additional transition method and separating components of a contract affect only lessors whose lease contracts qualify for the practical expedient. In July 2018, the amendments in ASU 2018-20 ASC Topic 842: Leases: Narrow-Scope Improvements for Lessors addressed the following issues facing lessors when applying this lease standard: (1) sales taxes and other similar taxes collected from lessees, (2) certain lessor costs and (3) recognition of variable payments for contracts with lease and non-lease components. On 5 March 2019, ASU 2019-01 issued to exempt both lessees and lessors from having to provide certain interim disclosures in the fiscal year in which a company adopts the new leases standard. The amendments are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. While early application is permitted and allows for either a modified retrospective adoption or a retrospective adoption by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, the Company has not elected to early adopt. The Company will adopt these standards starting in the first quarter of fiscal year 2020 on a modified retrospective approach at the beginning of the period through a cumulative-effect adjustment. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements and expects that there will be an increase in assets and liabilities on the Consolidated Balance Sheets at adoption due to the recognition of right-of-use assets and related lease liabilities. Upon adoption, the Company expects that its financial statement disclosure will be expanded to present additional details of its leasing arrangements.

Other new pronouncements issued but not yet effective until after March 31, 2019 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

3.   TERM DEPOSITS

	Mar. 31, 2019 (Unaudited)	June 30, 2018

Short-term deposits	$3,615	$606
Currency translation effect on short-term deposits	31	47
Total short-term deposits	3,646	653
Restricted term deposits	1,690	1,664
Currency translation effect on restricted term deposits	15	31
Total restricted term deposits	1,705	1,695
Total term deposits	$5,351	$2,348

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

Senior management reviews accounts receivable on a periodic basis to determine if any receivables will potentially be uncollectible. Management includes any accounts receivable balances that are determined to be uncollectible in the allowance for doubtful accounts. After all reasonable attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, management believed the allowance for doubtful accounts as of March 31, 2019 and June 30, 2018 was adequate.

The following table represents the changes in the allowance for doubtful accounts:
	Mar. 31, 2019 (Unaudited)	June 30, 2018
Beginning	$259	$247
Additions charged to expenses	85	8
Recovered	(84)	(1)
Currency translation effect	(4)	5
Ending	$256	$259

5.   LOANS RECEIVABLE FROM PROPERTY DEVELOPMENT PROJECTS

The following table presents Trio-Tech (Chongqing) Co. Ltd. (“TTCQ”)’s loan receivable from property development projects in China as of March 31, 2019. The exchange rate is based on the date published by the Monetary Authority of Singapore as of March 31, 2015, since the net loan receivable was “nil” as of March 31, 2019.
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

On November 1, 2010, TTCQ entered into a Memorandum Agreement with JiangHuai Property Development Co. Ltd. (“JiangHuai”) to invest in their property development projects (Project - Yu Jin Jiang An) located in Chongqing City, China. Due to the short-term nature of the investment, the amount was classified as a loan based on ASC Topic 310-10-25 Receivables, amounting to renminbi (“RMB”) 2,000, or approximately $325. The loan was renewed, but expired on May 31, 2013. TTCQ is in the legal process of recovering the outstanding amount of $325. TTCQ did not generate other income from JiangHuai for the quarter ended March 31, 2019 or for the fiscal year ended June 30, 2018. Based on TTI’s financial policy, a provision for doubtful receivables of $325 on the investment in JiangHuai was recorded during the second quarter of fiscal 2014 based on TTI’s financial policy.

On November 1, 2010, TTCQ entered into a Memorandum Agreement with JiaSheng Property Development Co. Ltd. (“JiaSheng”) to invest in their property development projects (Project B-48 Phase 2) located in Chongqing City, China. Due to the short-term nature of the investment, the amount was classified as a loan based on ASC Topic 310, amounting to RMB 5,000, or approximately $814 based on the exchange rate as at March 31, 2015 published by the Monetary Authority of Singapore. The amount was unsecured and repayable at the end of the term. The loan was renewed in November 2011 for a period of one year, which expired on October 31, 2012 and was again renewed in November 2012 and expired in November 2013. On November 1, 2013 the loan was transferred by JiaSheng to, and is now payable by, Chong Qing Jun Zhou Zhi Ye Co. Ltd. (“Jun Zhou Zhi Ye”), and the transferred agreement expired on October 31, 2016. Prior to the second quarter of fiscal year 2015, the loan receivable was classified as a long-term receivable. The book value of the loan receivable approximates its fair value. In the second quarter of fiscal year 2015, the loan receivable was transferred to the down payment for the purchase of an investment property that is being developed in the Singapore Themed Resort Project (see Note 8).

 6.  INVENTORIES

 Inventories consisted of the following:
	Mar. 31, 2019 (Unaudited)	June 30, 2018
Raw materials	$1,206	$1,153
Work in progress	1,839	1,947
Finished goods	520	505
Currency translation effect	13	20
Less: provision for obsolete inventory	(660)	(695)
	$2,918	$2,930

The following table represents the changes in provision for obsolete inventory:

	Mar. 31, 2019 (Unaudited)	June 30, 2018

Beginning	$695	$686
Additions charged to expenses	5	9
Usage – disposition	(42)	(5)
Currency translation effect	2	5
Ending	$660	$695

7. ASSETS HELD FOR SALE

Penang Property

During the fourth quarter of 2015, the operations in Malaysia planned to sell its factory building in Penang, Malaysia. In accordance with ASC Topic 360, during fiscal year 2015 the property was reclassified from investment property, which had a net book value of RM 371, or approximately $98, to assets held for sale, since there was an intention to sell the factory building. In May 2015, Trio-Tech Malaysia was approached by a potential buyer to purchase the factory building. On September 14, 2015, application to sell the property was rejected by Penang Development Corporation (PDC). The rejection was because the business activity of the purchaser was not suitable to the industry that is being promoted on said property. PDC made an offer to purchase the property, which was not at the expected value and the offer expired on March 28, 2016 and no further conversations with PDC have occurred since. Management received an expression of interest from a potential buyer in acquiring the property during second quarter of fiscal year 2019 and the sale is still under negotiation with the potential buyer during third quarter of fiscal year 2019. The completion of the sale is also subject to the approval by Penang Development Corporation. The net book values of the building was RM371, or $90, as at March 31, 2019 and RM371, or $91, as at June 30, 2018.

Mao Ye Property

During the first quarter of 2019, management decided to sell Mao Ye Property, which is one of our earlier investment properties. In order to monetize the capital gain on property, TTCQ appointed a sole agent for 6 months as of September 1, 2018 to search for suitable buyers for this property. The Company has completed the sale of thirteen of the fifteen units constituting the Mao Ye Property as the end of the third quarter 2019 which contributed the gain of $685. During the third quarter 2019, considering the current market conditions in China, management has decided not to sell the remaining two units of Mao Ye properties and as of third quarter 2019, the properties were reclassified to investment property from assets held for sale.

8.  INVESTMENTS

During the second quarter of fiscal year 2011, the Company entered into a joint venture agreement with JiaSheng to develop real estate projects in China. The Company invested RMB 10,000, or approximately $1,606 for a 10% interest in the newly formed joint venture, which was incorporated as a limited liability company, Chong Qing Jun Zhou Zhi Ye Co. Ltd. (the “joint venture”), in China. The Company would receive a fee of RMB 10,000, or approximately $1,606 for the services rendered in connection with bidding in certain real estate projects from the local government. Upon signing of the agreement, JiaSheng paid the Company RMB 5,000 in cash, or approximately $803. The remaining RMB 5,000, which was not recorded as a receivable as the Company considered the collectability uncertain, would be paid over 72 months commencing in 36 months from the date of the agreement when the joint venture secured a property development project stated inside the joint venture agreement. The Company considered the RMB 5,000, or approximately $803 received in cash from JiaSheng, the controlling venturer in the joint venture, as a partial return of the Company’s initial investment, resulting in a net investment of RMB 5,000 as of March 31, 2014. The Company further reduced its investments by RMB 137, or approximately $22, towards the losses from operations incurred by the joint venture, resulting in a net investment of RMB 4,863, or approximately $781. Transaction amounts in this paragraph were translated into US dollars based on the exchange rate as of March 31, 2014 published by the Monetary Authority of Singapore.

During the second quarter of fiscal year 2014, TTCQ decided to dispose of its 10% interest in the joint venture after TTCQ revalued certain monetary risks relating to the development of the project. On October 2, 2013, TTCQ entered into a share transfer agreement (the “Share Transfer Agreement”) with Zhu Shu. Based on the agreement, the purchase price was to be paid by (1) RMB 10,000 worth of commercial property in Chongqing China, or approximately $1,634 consisting of commercial units measuring 668 square meters to be delivered in June 2016, and (2) the remaining RMB 8,000, or approximately $1,307 by cash consideration to be paid in sixteen quarterly equal instalments of RMB 500 per quarter commencing from January 2014. Based on ASC Topic 845 Non-monetary Consideration, the Company deferred the recognition of the gain on disposal of the 10% interest in joint venture investment until such time that the consideration is paid, so that the gain can be ascertained. The recorded value of the disposed investment amounting to $783, based on exchange rates published by the Monetary Authority of Singapore as of June 30, 2014, is classified as “other assets” under non-current assets, because it is considered a down payment for the purchase of the commercial property in Chongqing. The first three instalments, amounting to RMB 500 each due in January 2014, April 2014 and July 2014, were all outstanding until the date of disposal of the investment in the joint venture. Out of the outstanding RMB 8,000, TTCQ received RMB 100 during May 2014. Except as otherwise noted, transaction amounts in this paragraph were translated into US dollars based on the exchange rate as of October 2, 2013 published by the Monetary Authority of Singapore

On October 14, 2014, TTCQ and Jun Zhou Zhi Ye entered into a memorandum of understanding. Based on the memorandum of understanding, both parties agreed to register a sales and purchase agreement upon Jun Zhou Zhi Ye obtaining the license to sell the commercial property (the Singapore Themed Resort Project) located in Chongqing, China. The proposed agreement is for the sale of shop lots with a total area of 1,484.55 square meters as consideration for the outstanding amounts owed to TTCQ by Jun Zhou Zhi Ye as follows:

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

The shop lots are to be delivered to TTCQ upon completion of the construction of the shop lots in the Singapore Themed Resort Project. The initial targeted date of completion was December 31, 2016. Based on discussions with the developers, the completion date is currently estimated to be December 31, 2021.

The Share Transfer Agreement (10% interest in the joint venture) was registered with the relevant authorities in China during October 2016.

9.   INVESTMENT PROPERTIES

The following table presents the Company’s investment in properties in China as of March 31, 2019. The exchange rate is based on the market rate as of March 31, 2019.

	Investment Date / Reclassification Date	Investment Amount (RMB)	Investment Amount (U.S. Dollars)
Purchase of rental property – Property I – Mao Ye Property	Jan 04, 2008	5,554	894
Currency translation		-	(87)
Reclassification as “Assets held for sale”	July 01, 2018	(5,554)	(807)
Reclassification from “Assets held for sale”	Mar 31, 2019	2,024	301
		2,024	301
Purchase of rental property – Property II - JiangHuai	Jan 06, 2010	3,600	580
Purchase of rental property – Property III - Fu Li	Apr 08, 2010	4,025	648
Currency translation		-	(93)
Gross investment in rental property		9,649	1,436
Accumulated depreciation on rental property	Mar 31, 2019	(5,879)	(875)
Reclassified as “Assets held for sale”	July 01, 2018	2,822	410
Reclassification from “Assets held for sale”	Mar 31, 2019	(1,029)	(143)
		(4,086)	(608)
Net investment in property – China		5,563	828

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

The following table presents the Company’s investment properties in Malaysia as of March 31, 2019 and June 30, 2018. The exchange rate is based on the exchange rate as of June 30, 2015 published by the Monetary Authority of Singapore.

	Investment Date	Investment Amount	Investment Amount
		(RM)	(U.S. Dollars)
Purchase of Penang Property	Dec 31, 2012	681	181
Currency translation		-	(16)
Reclassification as “Assets held for sale”	June 30, 2015	(681)	(165)
		-	-
Accumulated depreciation on rental property	June 30, 2015	(310)	(83)
Currency translation		-	7
Reclassified as “Assets held for sale”	June 30, 2015	(310)	(76)
Net investment in rental property - Malaysia		-	-

Rental Property I - Mao Ye Property

In fiscal 2008, TTCQ purchased an office in Chongqing, China from Mao Ye Property Ltd. (“Mao Ye”), for a total cash purchase price of RMB 5,554, or approximately $894. TTCQ identified a new tenant and signed a new rental agreement (653 square meters at a monthly rent of RMB 39, or approximately $6) on August 1, 2015 which expires on July 31, 2020. TTCQ signed a new rental agreement (451 square meters at a monthly rent of RMB 24, or approximately $4) on February 1, 2018 which expires on January 31, 2021.

During the first quarter of 2019, management decided to sell Mao Ye Property, which is one of our earlier investment properties. In order to monetize the capital gain on property, TTCQ appointed a sole agent for 6 months as of September 1, 2018 to search for suitable buyers for this property. The Company has completed the sale of thirteen of the fifteen units constituting the Mao Ye Property as the end of third quarter 2019 which contributed the gain of $685. During the third quarter 2019, considering the current market conditions in China, management has decided not to sell the remaining two units of Mao Ye properties and as of third quarter 2019, the properties were reclassified to investment property from assets held for sale.

Property purchased from Mao Ye generated a rental income of $15 and $58 during the three and nine months ended March 31, 2019, respectively, and $22 and $75 for the same periods in last fiscal year.

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

Property purchased from JiangHuai did not generate any rental income during the three and nine months ended March 31, 2019 or during the same period in the prior fiscal year.

Rental Property III – FuLi

In fiscal 2010, TTCQ entered into a Memorandum Agreement with Chongqing FuLi Real Estate Development Co. Ltd. (“FuLi”) to purchase two commercial properties totalling 311.99 square meters (“office space”) located in Jiang Bei District Chongqing. Although TTCQ currently rents its office premises from a third party, it intends to use the office space as its office premises. The total purchase price committed and paid was RMB 4,025, or approximately $648. The development was completed and the property was handed over in April 2013 and the title deed was received during the third quarter of fiscal 2014.

The two commercial properties were leased to third parties under two separate rental agreements. One of such leases provides for a rent increase of 5% every year on May 1, commencing in 2017 until the rental agreement expires on April 30, 2019. The rental agreement of this lease has been extended for 3 years, commencing from May 01, 2019 to Apr 30, 2021 with a term of rent increase of 6% every year.

For the other lease expired on March 31, 2018, TTCQ identified a new tenant and signed a new rental agreement (161 square meters at a monthly rent of RMB 62, or approximately $9) on November 1, 2018 which expires on October 31, 2019.

Properties purchased from Fu Li generated a rental income of $10 and $23 for the three and nine months ended March 31, 2019, respectively, while it generated a rental income of $12 and $35 for the same periods in the last fiscal year.

Summary

Total rental income for all investment properties in China was $25 and $81 for the three and nine months ended March 31, 2019, respectively, and were $34 and $110 for the same periods in the last fiscal year.

Depreciation expenses for all investment properties in China were $14 and $42 and for the three and nine months ended March 31, 2019, respectively, and were $25 and $74 for the same periods in the last fiscal year.

10.   OTHER ASSETS

Other assets consisted of the following:
	Mar. 31, 2019 (Unaudited)	June 30, 2018
Down payment for purchase of investment properties	$1,645	$1,645
Down payment for purchase of property, plant and equipment	71	561
Deposits for rental and utilities	140	140
Currency translation effect	(128)	(97)
Total	$1,728	$2,249

11. LINES OF CREDIT

Carrying value of the Company’s lines of credit approximates its fair value because the interest rates associated with the lines of credit are adjustable in accordance with market situations when the Company borrowed funds with similar terms and remaining maturities.

The Company’s credit rating provides it with readily and adequate access to funds in global markets.

As of March 31, 2019, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Expiration	Credit	Unused
Facility	Facility	Rate	Date	Limitation	Credit
Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Ranging from 1.83% to 5.5%	-	$4,206	$4,072
Trio-Tech (Tianjin) Co., Ltd.	Lines of Credit	5.22% to 6.3%	-	$1,490	$1,250
Universal (Far East) Pte. Ltd.	Lines of Credit	Ranging from 1.83% to 5.5%	-	$369	$121

As of June 30, 2018, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Expiration	Credit	Unused
Facility	Facility	Rate	Date	Limitation	Credit
Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Ranging from 1.6% to 5.5%	-	$4,183	$3,325
Trio-Tech (Tianjin) Co., Ltd.	Lines of Credit	5.22%	-	$1,511	$437
Universal (Far East) Pte. Ltd.	Lines of Credit	Ranging from 1.6% to 5.5%	-	$367	$256

Trio-Tech International Pte. Ltd. signed an agreement with a bank to sub-allocate a portion of the facility thereunder to Universal (Far East) Pte. Ltd. for an Accounts Payable Financing facility for Singapore Dollar of 500, or approximately $369. Interest charged ranges between 1.83% and 5.5%. The financing facility was set up to facilitate the working capital in our operations in Singapore. The Company started to use this facility in fiscal year 2018.

12.  ACCRUED EXPENSES

Accrued expenses consisted of the following:
	Mar. 31, 2019 (Unaudited)	June 30, 2018
Payroll and related costs	$1,129	$1,545
Commissions	135	89
Customer deposits	1,117	17
Legal and audit	300	265
Sales tax	16	17
Utilities	117	130
Warranty	47	82
Accrued purchase of materials and property, plant and equipment	355	454
Provision for re-instatement	302	289
Other accrued expenses	363	203
Currency translation effect	1	81
Total	$3,882	$3,172

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

	Mar. 31, 2019 (Unaudited)	June 30, 2018
Beginning	$82	$48
Additions charged to cost and expenses	11	64
Reversal	(46)	(30)
Currency translation effect	-	-
Ending	$47	$82

14.   BANK LOANS PAYABLE

 Bank loans payable consisted of the following:

	Mar. 31, 2019 (Unaudited)	June 30, 2018
Note payable denominated in RM for expansion plans in Malaysia, maturing in August 2028, bearing interest at the bank’s prime rate less 1.50% (5.00% at March 31, 2019 and June 30, 2018) per annum, with monthly payments of principal plus interest through August 2028, collateralized by the acquired building with a carrying value of $2,727 and $2,809, as at March 31, 2019 and June 30, 2018, respectively.	2,779	1,615

Note payable denominated in U.S. dollars for expansion plans in Singapore and its subsidiaries, maturing in April 2020, bearing interest at the bank’s lending rate (3.96% for March 31, 2019 and June 30, 2018) with monthly payments of principal plus interest through June 2020. This note payable is secured by plant and equipment with a carrying value of $158 and $187, as at March 31, 2019 and June 30, 2018, respectively.	180	293

Currency translation effect on bank loan payable	(25)	(104)

Total bank loans payable	$2,934	$1,804

Current portion of bank loan payable	495	380
Currency translation effect on current portion of bank loan	(3)	(13)
Current portion of bank loan payable	492	367
Long term portion of bank loan payable	2,465	1,528
Currency translation effect on long-term portion of bank loan	(23)	(91)
Long term portion of bank loans payable	$2,442	$1,437

Future minimum payments (excluding interest) as at March 31, 2019 were as follows:
2019	$492
2020	383
2021	375
2022	394
2023	205
Thereafter	1,085
Total obligations and commitments	$2,934

Future minimum payments (excluding interest) as at June 30, 2018 were as follows:

2019	$367
2020	372
2021	242
2022	254
2023	267
Thereafter	302
Total obligations and commitments	$1,804

15.   COMMITMENTS AND CONTINGENCIES

Trio-Tech (Malaysia) Sdn. Bhd. has capital commitments for the purchase of equipment and other related infrastructure costs amounting to RM 315, or approximately $77, based on the exchange rate as at March 31, 2019, as compared to the capital commitment as at June 30, 2018 amounting to RM 62, or approximately $16.

Trio-Tech (Tianjin) Co., Ltd. in China has capital commitments for the purchase of equipment and other related infrastructure costs amounting to RMB 265, or approximately $40, based on the exchange rate as at March 31, 2019, as compared to the capital commitment as at June 30, 2018 amounting to RMB 3,927, or approximately $593.

Trio-Tech (SIP) Co., Ltd. in China has capital commitments for the purchase of equipment and other related infrastructure costs amounting to RMB 632, or approximately $94, based on the exchange rate as at March 31, 2019 as compared to the capital commitment as at June 30, 2018 amounting to RMB 6,084, or approximately $919.

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

All inter-segment revenue was from the manufacturing segment to the testing and distribution segments. Total inter-segment revenue was $15 and $416 for the three and nine months ended March 31, 2019, as compared to $587 and $681 for the same periods in the last fiscal year. Corporate assets mainly consisted of cash and prepaid expenses. Corporate expenses mainly consisted of stock option expenses, salaries, insurance, professional expenses and directors' fees. Corporate expenses are allocated to the four segments. The following segment information table includes segment operating income or loss after including the corporate expenses allocated to the segments, which gets eliminated in the consolidation.

The following segment information is un-audited for the three and nine months ended March 31, 2019 and March 31, 2018:

	Business Segment Information: Nine months		Operating		Depr.
	Ended	Net	Income /	Total	and	Capital
	Mar. 31	Revenue	(Loss)	Assets	Amort.	Expenditures

Manufacturing	2019	$10,086	$175	$9,205	$88	$40
	2018	$11,862	$188	$7,035	$86	$63

Testing Services	2019	12,819	(134)	22,842	1,647	2,535
	2018	14,454	1,281	24,790	1,432	1,987

Distribution	2019	5,587	492	780	-	-
	2018	5,175	337	631	-	-

Real Estate	2019	81	(30)	3,914	42	-
	2018	110	(38)	3,732	76	-

Fabrication *	2019	-	-	26	-	-
Services	2018	-	-	28	-	-

Corporate &	2019	-	(30)	233	-	-
Unallocated	2018	-	(289)	172	-	-

Total	2019	$28,573	$473	$37,000	$1,777	$2,575
	2018	$31,601	$1,479	$36,388	$1,594	$2,050

The following segment information is unaudited for the period referenced below:

	Business Segment Information: Three months		Operating		Depr.
	Ended	Net	Income /	Total	and	Capital
	Mar. 31	Revenue	(Loss)	Assets	Amort.	Expenditures

Manufacturing	2019	$3,097	$(8)	$9,205	$30	$39
	2018	$3,124	$(105)	$7,035	$30	$26

Testing Services	2019	3,989	(17)	22,842	588	239
	2018	4,913	428	24,790	519	429

Distribution	2019	1,727	150	780	-	-
	2018	2,033	117	631	-	-

Real Estate	2019	25	(13)	3,914	14	-
	2018	34	(18)	3,732	26	-

Fabrication *	2019	-	-	26	-	-
Services	2018	-	-	28	-	-

Corporate &	2019	-	11	233	-	-
Unallocated	2018	-	(188)	172	-	-

Total	2019	$8,838	$123	$37,000	$632	$278
	2018	$10,104	$234	$36,388	$575	$455

 * Fabrication services is a discontinued operation.

17. OTHER INCOME, NET

Other income / (expenses) consisted of the following:

	Three Months Ended		Nine Months Ended
	Mar. 31,	Mar. 31,	Mar. 31,	Mar. 31,
	2019	2018	2019	2018
	Unaudited	Unaudited	Unaudited	Unaudited
Interest income	31	19	67	39
Other rental income	28	28	84	81
Exchange loss	(11)	(5)	(78)	(27)
Bad debt recovery	-	-	2	-
Other miscellaneous income	80	69	145	218
Total	$128	$111	$220	$311

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

The U.S. Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. The Tax Act, among other things reduced the U.S. federal corporate tax rate from 35.0% to 21.0%, eliminated corporate Alternative Minimum Tax, modified rules for expensing capital investment, and limited the deduction of interest expense for certain companies. The Tax Act is a fundamental change to the taxation of multinational companies, including a shift from a system of worldwide taxation with some deferral elements to a territorial system, current taxation of certain foreign income, a minimum tax on low tax foreign earnings, and new measures to curtail base erosion and promote U.S. production.

As the Company has a June 30 fiscal year end, the lower corporate income tax rate will be phased in, resulting in a lower U.S. statutory federal rate. In accordance with Section 15 of the Internal Revenue Code, the Company applied a blended U.S. statutory federal income tax rate of 27.5% for the year ended June 30, 2018. Accounting Standard Codification (“ASC”) 740 requires filers to record the effect of tax law changes in the period enacted. During fiscal year 2018, the Company recognized income tax expenses of $900 related to the one-time deemed repatriation. No expenses have been recognized related to the deferred tax re-measurement and minimum tax on low tax foreign earnings. However, SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), that permits filers who may not have the necessary information available, prepared, or analyzed (including computations) for certain income tax effects of the Act in order to determine a reasonable estimate to be recorded as provisional amounts during a measurement period ending no later than one year from the date of enactment.

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

As of second quarter of fiscal year 2019, the initial estimate for the one-time transition tax was adjusted to reflect final computation using all available data and tax legislation published post estimate. In the second quarter of fiscal 2019 upon finalization of our accounting analysis, we reversed $145 from the provision of income tax thus reducing the tax liability related to the one-time transition tax to $755. That adjustment materially impacts our provision for income taxes and effective tax rate. The significant change is due to the update of information from additional analysis performed on foreign tax pools and earnings and profits computations where the information is only available post-estimate. As at March 31, 2019, the U.S. Treasury Department and the Internal Revenue Services are still in the process of issuing various regulations related to the Tax Act. The transition tax may change in the future due to changes in tax law as enacted by the U.S. Government, new guidance from federal and state regulators and related interpretations of the Tax Act.

Minimum Tax on Low Tax Foreign Earnings

The Tax Act implemented the inclusion in gross income for the Global Intangible Low-Tax Income (GILTI) for any taxable year beginning on or after January 1, 2018. This provision significantly expands current taxation of foreign subsidiary corporate earnings. The Company must generally include in current income all earnings of the foreign subsidiaries in excess of the assumed deemed return on tangible assets of the foreign subsidiaries. The Company has elected to provide for the minimum tax as future income tax expense as a period expense. The Company recorded $19 of income tax expense related to GILTI for the nine months ended March 31, 2019.

Deferred Tax Re-Measurement

The re-measurement is based on the expected reversals of the deferred taxes at the estimated U.S. federal tax rates of 28.0% for the current fiscal year and 21.0% for future fiscal years. As the Company established a full valuation allowance on the U.S. deferred tax assets, the Company has not recognized any income tax effects for the deferred tax re-measurement under the Tax Act. The Company’s accounting for any possible income tax effects for the deferred tax re-measurement will be completed during the measurement period, which should not extend beyond one year from the enactment date.

The Company accrues penalties and interest related to unrecognized tax benefits when necessary as a component of penalties and interest expenses, respectively. The Company had not accrued any penalties or interest expenses relating to unrecognized benefits as of March 31, 2019.

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

The majority of sales under the Manufacturing segment include a standard 12-month warranty. The Company has concluded that the warranty provided for standard products are assurance type warranties and are not separate performance obligations. Warranty provided for customized products are service warranties and are separate performance obligations. Transaction prices are allocated to this performance obligation using cost plus method. The portion of revenue associated with warranty service is deferred and recognized as revenue over the warranty period, as the customer simultaneously receives and consumes the benefits of warranty services provided by the Company.

Testing

The Company rendered testing services to manufacturers and purchasers of semiconductors and other entities who either lack testing capabilities or whose in-house screening facilities are insufficient. The Company primarily derives testing revenue from burn-in services, manpower supply and other associated services. Standalone Selling price is directly observable from the sales orders. Revenue is allocated to performance obligations satisfied at a point in time depending upon terms of the sales order. Generally, there is no other performance obligation other than what has been stated inside the sales order for each of these sales.

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

Distribution

The Company distributes complementary products particularly equipment, industrial products and components by manufacturers mainly from the U.S., Europe, Taiwan and Japan. The Company recognizes revenue from product sales at a point in time when the Company has satisfied its performance obligation by transferring control of the product to the customer. The Company uses judgment to evaluate whether the control has transferred by considering several indicators discussed above. The Company recognizes the revenue at a point in time, generally upon shipment or delivery of the products to the customer or distributors, depending upon terms of the sales order.

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

An assessment was made on the impact of all existing arrangements as at the date of adoption, under ASC 606, to identify the cumulative effect of applying ASC 606 on the beginning retained earnings. The Company quantified the impact of the adoption on its financial position, results of operations and cash flow. The impact amounted to 0.06% of fiscal 2018 revenue or $28, which is immaterial to the Company. Hence, based on materiality principle, the Company concluded that the cumulative adjustment is not required to be made to the Company’s Beginning Retained Earnings.

The impact is primarily driven by the changes related to the accounting of standard warranty. Prior to adoption of ASC 606, the Company accounted for the estimated warranty cost as a charge to costs of sales when revenue was recognized. Upon adoption of ASC 606, the standard warranty for customized products is recognized as a separate performance obligation.

The Company has completed its adoption and implemented policies, processes and controls to support the standard’s measurement and disclosure requirements. The Company recognizes net product revenue when it satisfies the obligations as evidenced by the transfer of control of its products and services to customers. The guidance did not have material impact on the Company’s consolidated financial results.

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

A contract liability is recognized when the Company receives payment or has an unconditional right to payment in advance of the satisfaction of performance. The contract liabilities represent (1) Deferred product revenue related to the value of products that have been shipped and billed to customers and for which the control has not been transferred to the customers, and (2) Deferred service revenue, which is recorded when the Company receives consideration, or such consideration is unconditionally due, from a customer prior to transferring services to the customer under the terms of a sales contract. Deferred service revenue typically results from warranty services, and maintenance and other service contracts.

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

Contract assets were recorded under other receivable while contract liabilities were recorded under accrued expenses in the balance sheet.

The following table is the reconciliation of contract balances.

	Mar 31, 2019 (Unaudited) $	July 1, 2018 (Unaudited) $
Trade Accounts Receivable	7,120	7,747
Trade Accounts Payable	3,021	3,704
Contract Assets	357	260
Contract Liabilities	1,077	31

Remaining Performance Obligation

The remaining performance obligation (RPO) disclosure provides the aggregate amount of the transaction price yet to be recognized as of the end of the reporting period and an explanation as to when the company expects to recognize these amounts in revenue. It is intended to be a statement of overall work under contract that has not yet been performed and does not include contracts in which the customer is not committed. The customer is not considered committed when they are able to terminate for convenience without payment of a substantive penalty. The disclosure includes estimates of variable consideration, except when the variable consideration is a sale based or usage-based royalty promised in exchange for a license of intellectual property. Additionally, as a practical expedient, the Company does not include contracts that have an original duration of one year or less. Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations, changes in the scope of contracts, periodic revalidations, and adjustment for revenue that has not materialized and adjustments for currency.

As at March 31, 2019, the aggregate amount of the transaction price allocated to RPO related to customer contracts that are unsatisfied or partially unsatisfied was $1,061. Given the profile of contract terms, approximately 23.5% percent of this amount is expected to be recognized as revenue over the next two years, approximately 76.5% percent between three and five years and the balance thereafter.

 Practical Expedients

The Company applies the following practical expedients:

●
The Company accounts for shipping and handling costs as activities to fulfil the promise to transfer the goods, instead of a promised service to its customer.

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

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted EPS for the periods presented herein:

	Three Months Ended		Nine Months Ended
	Mar. 31,	Mar. 31,	Mar. 31,	Mar. 31,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Income attributable to Trio-Tech International common shareholders from continuing operations, net of tax	$682	$(736)	$1,097	$520
Income / (loss) attributable to Trio-Tech International common shareholders from discontinued operations, net of tax	1	(3)	(1)	(11)
Net Income Attributable to Trio-Tech International Common Shareholders	$683	$739	$1,096	$509

Weighted average number of common shares outstanding - basic	3,673	3,553	3,673	3,553

Dilutive effect of stock options	12	219	73	225
Number of shares used to compute earnings per share - diluted	3,685	3,772	3,746	3,778

Basic earnings per share from continuing operations attributable to Trio-Tech International	$0.19	(0.21)	0.30	0.15
Basic earnings per share from discontinued operations attributable to Trio-Tech International	-	-	-	-
Basic Earnings Per Share from Net Income Attributable to Trio-Tech International	$0.19	$(0.21)	$0.30	$0.15

Diluted earnings per share from continuing operations attributable to Trio-Tech International	$0.19	(0.20)	0.29	0.14
Diluted earnings per share from discontinued operations attributable to Trio-Tech International	-	-	-	-
Diluted Earnings Per Share from Net Income Attributable to Trio-Tech International	$0.19	$(0.20)	$0.29	$0.14

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

Assumptions

The fair value for the options granted were estimated using the Black-Scholes option pricing model with the following weighted average assumptions, assuming no expected dividends:

Nine Months Ended March 31,
	2019	2018

Expected volatility	47.29% to 97.48%	47.29% to 104.94%
Risk-free interest rate	0.30% to 1.05%	0.30% to 1.05%
Expected life (years)	2.50 – 3.25	2.50 – 3.25

The expected volatilities are based on the historical volatility of the Company’s stock. Due to higher volatility, the observation is made on a daily basis for the three months ended March 31, 2019. The observation period covered is consistent with the expected life of options. The expected life of the options granted to employees has been determined utilizing the “simplified” method as prescribed by ASC Topic 718 Stock Based Compensation, which, among other provisions, allows companies without access to adequate historical data about employee exercise behavior to use a simplified approach for estimating the expected life of a "plain vanilla" option grant. The simplified rule for estimating the expected life of such an option is the average of the time to vesting and the full term of the option. The risk-free rate is consistent with the expected life of the stock options and is based on the United States Treasury yield curve in effect at the time of grant.

2017 Employee Stock Option Plan

The Company’s 2017 Employee Plan permits the grant of stock options to its employees covering up to an aggregate of 300,000 shares of Common Stock. Under the 2017 Employee Plan, all options must be granted with an exercise price of not less than fair value as of the grant date and the options granted must be exercisable within a maximum of ten years after the date of grant, or such lesser period of time as is set forth in the stock option agreements. The options may be exercisable (a) immediately as of the effective date of the stock option agreement granting the option, or (b) in accordance with a schedule related to the date of the grant of the option, the date of first employment, or such other date as may be set by the Compensation Committee. Generally, options granted under the 2017 Employee Plan are exercisable within five years after the date of grant, and vest over the period as follows: 25% vesting on the grant date and the remaining balance vesting in equal instalments on the next three succeeding anniversaries of the grant date. The share-based compensation will be recognized in terms of the grade method on a straight-line basis for each separately vesting portion of the award. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the 2017 Employee Plan).

The Company granted options to purchase 16,000 shares of its Common Stock to employee pursuant to the 2017 Employee Plan during the nine months ended March 31, 2019. There were no stock options exercised during the nine months ended March 31, 2019. The Company recognized stock-based compensation expenses of $3 and $11 in the three and nine months ended March 31, 2019 under the 2017 Employee Plan. The balance of unamortized stock-based compensation of $14 based on fair value on the grant date related to options granted under the 2017 Employee Plan is to be recognized over a period of three years.

As of March 31, 2019, there were vested employee stock options granted under the Employee Plan 2017 covering a total of 34,000 shares of Common Stock. The weighted-average exercise price was $5.72, and the weighted average contractual term was 4.06 years.

On March 23, 2018, the Company granted options to purchase 60,000 shares of its Common Stock to employee directors pursuant to the 2017 Employee Plan during the nine-month ended March 31, 2018. The Company recognized stock-based compensation expenses of $4 in the nine months ended March 31, 2018 under the 2017 Employee Plan. The balance of unamortized stock-based compensation of $11 based on fair value on the grant date related to options granted under the 2017 Employee Plan is to be recognized over a period of three years.

As of March 31, 2018, there were vested employee stock options covering a total of 15,000 shares of Common Stock. The weighted-average exercise price was $5.98, and the weighted average contractual term was 4.98 years. The total fair value of vested employee stock options was $90 and remains outstanding as of March 31, 2018.

A summary of option activities under the 2017 Employee Plan during the nine months ended March 31, 2019 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2018	60,000	$5.98	4.73	$-
Granted	16,000	3.75	4.68	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at March 31, 2019	76,000	5.51	4.13	-
Exercisable at March 31, 2019	34,000	5.72	4.06	-

A summary of the status of the Company’s non-vested employee stock options during the nine months ended March 31, 2019 is presented below:

	Options	Weighted Average Grant-Date Fair Value

Non-vested at July 1, 2018	45,000	$5.98
Granted	16,000	3.75
Vested	(19,000)	(5.72)
Forfeited	-	-
Non-vested at March 31, 2019	42,000	$5.34

A summary of option activities under the 2017 Employee Plan during the nine-month period ended March 31, 2018 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2017	-	$-	-	$-
Granted	60,000	5.98	4.98	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at March 31, 2018	60,000	5.98	4.98	-
Exercisable at March 31, 2018	60,000	5.98	4.98	-

A summary of the status of the Company’s non-vested employee stock options during the nine months ended March 31, 2018 is presented below:
	Options	Weighted Average Grant-Date Fair Value

Non-vested at July 1, 2017	-	$-
Granted	60,000	5.98
Vested	(15,000)	5.98
Forfeited	-	-
Non-vested at March 31, 2018	45,000	3.83

2007 Employee Stock Option Plan

The Company’s 2007 Employee Plan terminated by its terms on September 24, 2017 and no further options may be granted thereunder. However, the options outstanding thereunder continue to remain outstanding and in effect in accordance with their terms. The Employee Plan permitted the grant of stock options to its employees covering up to an aggregate of 600,000 shares of Common Stock. Under the 2007 Employee Plan, all options were required to be granted with an exercise price of not less than fair value as of the grant date and the options granted were required to be exercisable within a maximum of ten years after the date of grant, or such lesser period of time as is set forth in the stock option agreements. The options were permitted to be exercisable (a) immediately as of the effective date of the stock option agreement granting the option, or (b) in accordance with a schedule related to the date of the grant of the option, the date of first employment, or such other date as may be set by the Compensation Committee. Generally, options granted under the 2007 Employee Plan are exercisable within five years after the date of grant, and vest over the period as follows: 25% vesting on the grant date and the remaining balance vesting in equal instalments on the next three succeeding anniversaries of the grant date. The share-based compensation will be recognized in terms of the grade method on a straight-line basis for each separately vesting portion of the award. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the 2007 Employee Plan).

The Company did not grant any options pursuant to the 2007 Employee Plan for nine months ended March 31, 2019. There were 50,000 options exercised during the nine months ended March 31, 2019. The Company recognized stock-based compensation expenses of $1 in the nine months ended March 31, 2019 under the 2007 Employee Plan.

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

As of March 31, 2019, there were vested employee stock options covering a total of 68,125 shares of Common Stock. The weighted-average exercise price was $3.62, and the weighted average contractual term was 2.40 years.

As of March 31, 2018, there were vested employee stock options covering a total of 98,750 shares of Common Stock. The weighted-average exercise price was $3.43, and the weighted average contractual term was 1.98 years.

A summary of option activities under the 2007 Employee Plan during the nine months ended March 31, 2019 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 1, 2018	127,500	$3.52	2.10	$121
Granted	-	-	-	-
Exercised	(50,000)	3.25	-	-
Forfeited or expired	-	-	-	-
Outstanding at March 31, 2019	77,500	$3.69	2.47	$-
Exercisable at March 31, 2019	68,125	$3.62	2.40	$-

A summary of the status of the Company’s non-vested employee stock options during the nine months ended March 31, 2019 is presented below:

	Options	Weighted Average Grant-Date Fair Value
Non-vested at July 1, 2018	28,750	$3.83
Granted	-	-
Vested	(19,375)	4.14
Forfeited	-	-
Non-vested at March 31, 2019	9,375	$4.14

A summary of option activities under the 2007 Employee Plan during the nine-month period ended March 31, 2018 is presented as follows:
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2017	127,500	$3.52	3.10	$187
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at March 31, 2018	127,500	3.52	2.35	285
Exercisable at March 31, 2018	98,750	3.43	1.98	230

A summary of the status of the Company’s non-vested employee stock options during the nine months ended March 31, 2018 is presented below:
	Options	Weighted Average Grant-Date Fair Value

Non-vested at July 1, 2017	48,125	$3.77
Granted	-	-
Vested	(19,375)	(3.43)
Forfeited	-	-
Non-vested at March 31, 2018	28,750	$3.83

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

The Company did not grant any options pursuant to the 2017 Director Plan during the nine months ended March 31, 2019. There were no options exercised during the nine months ended March 31, 2019. The Company did not recognize any stock-based compensation expenses during the nine months ended March 31, 2019.

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

A summary of option activities under the 2017 Directors Plan during the nine months ended March 31, 2019 is presented as follows:
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2018	80,000	$5.98	4.73	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at March 31, 2019	80,000	5.98	3.98	-
Exercisable at March 31, 2019	80,000	5.98	3.98	-

A summary of option activities under the 2017 Directors Plan during the nine months ended March 31, 2018 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2017	-	$-	-	$-
Granted	80,000	5.98	4.98	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at March 31, 2018	80,000	5.98	4.98	-
Exercisable at March 31, 2018	80,000	5.98	4.98	-

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

The Company did not grant any options pursuant to the 2007 Director Plan during the nine months ended March 31, 2019. There were 70,000 stock options exercised during the nine months period ended March 31, 2019. The Company did not recognize any stock-based compensation expenses during the nine months ended March 31, 2019.

The Company did not grant any options pursuant to the 2007 Director Plan during the nine months ended March 31, 2018. There were 20,000 stock options exercised during the nine-month period ended March 31, 2018. The Company did not recognize any stock-based compensation expenses during the nine months ended March 31, 2018.

A summary of option activities under the 2007 Directors Plan during the nine months ended March 31, 2019 is presented as follows:
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2018	390,000	$3.41	2.05	$412
Granted	-	-	-	-
Exercised	(70,000)	3.39	-	-
Forfeited or expired	(20,000)	(3.62)	-	-
Outstanding at March 31, 2019	300,000	$3.40	1.83	$-
Exercisable at March 31, 2019	300,000	$3.40	1.83	$-

A summary of option activities under the 2007 Directors Plan during the nine months ended March 31, 2018 is presented as follows:
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2017	415,000	$3.36	2.93	$673
Granted	-	-	-	-
Exercised	(20,000)	2.59	-	-
Forfeited or expired	(5,000)	2.07	-	-
Outstanding at March 31, 2018	390,000	3.41	2.30	911
Exercisable at March 31, 2018	390,000	3.41	2.30	911

22.  FAIR VALUE OF FINANCIAL INSTRUMENTS APPROXIMATE CARRYING VALUE

In accordance with ASC Topics 825 and 820, the following presents assets and liabilities measured and carried at fair value and classified by level of fair value measurement hierarchy:

There were no transfers between Levels 1 and 2 during the three and nine months ended March 31, 2019 and 2018.

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

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Overview

The following should be read in conjunction with the condensed consolidated unaudited financial statements and notes in Item I above and with the audited consolidated financial statements and notes, and the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

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

TTI generated approximately 99.7% of its revenue from its three core business segments in the test and measurement industry, i.e. manufacturing of test equipment, testing services and distribution of test equipment during the three months ended March 31, 2019. To reduce our risks associated with sole industry focus and customer concentration, the Company expanded its business into the real estate investment and oil and gas equipment fabrication businesses in 2007 and 2009, respectively. The Company’s Indonesia operation and the Indonesia operation’s immediate holding company, which comprised the fabrication services segment, suffered continued operating losses since it commenced its operations, and the cash flow was minimal in the past years. The Company established a restructuring plan to close the fabrication services operation, and in accordance with ASC Topic 205, Presentation of Financial Statement Discontinued Operations (“ASC Topic 205”), the Company presented the operation results from fabrication services as a discontinued operation. The Real Estate segment contributed only 0.3% to the total revenue and has been insignificant.

Manufacturing

TTI develops and manufactures an extensive range of test equipment used in the "front end" and the "back end" manufacturing processes of semiconductors. Our equipment includes leak detectors, autoclaves, centrifuges, burn-in systems and boards, HAST testers, temperature-controlled chucks, wet benches and more.

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

Distribution

In addition to marketing our proprietary products, we distribute complementary products made by manufacturers mainly from the U.S., Europe, Taiwan and Japan. The products include environmental chambers, handlers, interface systems, vibration systems, shaker systems, solderability testers and semiconductor equipment. Besides equipment, we also distribute a wide range of components such as connectors, sockets, LCD display panels and touch-screen panels. Furthermore, our range of products are mainly targeted for industrial products rather than consumer products whereby the life cycle of the industrial products can last from 3 years to 7 years.

Real Estate

Beginning in 2007, TTI has invested in real estate property in Chongqing, China, which has generated investment income from the rental revenue from real estate we purchased in Chongqing, China, and investment returns from deemed loan receivables, which are classified as other income. The rental income is generated from the rental properties in Mao Ye and FuLi in Chongqing, China. In the second quarter of fiscal 2015, the investment in JiaSheng, which was deemed as loans receivable, was transferred to down payment for purchase of investment property in China.

Third Quarter Fiscal 2019 Highlights

●
Total revenue decreased by $1,266, or 12.5%, to $8,838 for the third quarter of fiscal 2019, as compared to $10,104 for the same period in fiscal 2018.
●
Manufacturing segment revenue decreased by $27, or 0.9%, to $3,097 for the third quarter of fiscal 2019, as compared to $3,124 for the same period in fiscal 2018.
●
Testing segment revenue decreased by $924, or 18.8%, to $3,989 for the third quarter of fiscal 2019, as compared to $4,913 for the same period in fiscal 2018.
●
Distribution segment revenue decreased by $306, or 15.1%, to $1,727 for the third quarter of fiscal 2019, as compared to $2,033 for the same period in fiscal 2018.
●
Real estate segment revenue decreased by $9, or 26.5%, to $25 for the third quarter of fiscal 2019, as compared to $34 for the same period in fiscal 2018.
●
Gross profit margin in absolute dollars decreased by $58, or 2.6%, to $2,174 for the third quarter of fiscal 2019, as compared to $2,232 for the same period in fiscal 2018.
●
The overall gross profit margin increased by 2.5% to 24.6% for the third quarter of fiscal 2019, from 22.1% for the same period in fiscal 2018.
●
Income from operations for the third quarter of fiscal 2019 was $123, a decrease of $111 or 47.4%, as compared to $234 for the same period in fiscal 2018.
●
General and administrative expenses decreased by $31, or 1.7%, to $1,742 for the third quarter of fiscal year 2019, from $1,773 for the same period in fiscal year 2018.
●
Selling expenses increased by $65, or 35.9%, to $246 for the third quarter of fiscal year 2019, from $181 for the same period in fiscal year 2018.
●
Gain on disposal of property, plant and equipment decreased by $18 to $13 for the third quarter of fiscal 2019, as compared to $31 for the same period in fiscal 2018.
●
Other income increased by $17 to $128 in the third quarter of fiscal year 2019 compared to $111 for the same period in fiscal year 2018.
●
Tax expenses for the third quarter of fiscal year 2019 was $209, a decrease of $771, as compared to income tax expenses of $980 for the same period in fiscal year 2018 due primarily to a one-time Repatriation Tax in the previous fiscal year.
●
During the third quarter of fiscal year 2019, income from continuing operations before non-controlling interest, net of tax was $653, an increase of $1,352, as compared to loss of $699 for the same period in fiscal year 2018.
●
Net loss attributable to non-controlling interest for the third quarter of fiscal year 2019 was $28, as compared to income of $34 for the same period in fiscal year 2018.
●
Working capital increased $1,751 or 18.9%, to $11,039 as of March 31, 2019, compared to $9,288 as of June 30, 2018.
●
Earnings per share for the three months ended March 31, 2019 was $0.19, an increase of $0.40, as compared to loss per share of ($0.21) for the same period in fiscal year 2018.
●
Total assets increased by $526 or 1.4% to $37,000 as of March 31, 2019, compared to $36,474 as of June 30, 2018.
●
Total liabilities decreased by $540 or 4.2% to $12,433 as of March 31, 2019, compared to $12,973 as of June 30, 2018.

Results of Operations and Business Outlook

The following table sets forth our revenue components for the three and nine months ended March 31, 2019 and 2018, respectively.
	Three Months Ended		Nine Months Ended
	Mar. 31,	Mar. 31,	Mar. 31,	Mar. 31,
	2019	2018	2019	2018

Manufacturing	35.0%	30.9%	35.3%	37.5%
Testing Services	45.1	48.7	44.9	45.7
Distribution	19.6	20.1	19.5	16.4
Real Estate	0.3	0.3	0.3	0.4

Total	100.0%	100.0%	100.0%	100.0%

Revenue for the three months and nine months ended March 31, 2019 was $8,838 and $28,573, respectively, a decrease of $1,266 and $3,028, respectively, when compared to the revenue for the same periods of the prior fiscal year. As a percentage, revenue decreased by 12.5% and 9.6% for the three and nine months ended March 31, 2019, respectively, when compared to total revenue for the same periods of the prior year.

For the three months ended March 31, 2019, the $1,266 decrease in overall revenue was primarily due to:

●
a decrease in the manufacturing segment in the U.S. operations; and
●
a decrease in the testing segment in the Malaysia and Tianjin, China operations.

These decreases were partially offset by:
●
an increase in the manufacturing segment in the Singapore operations; and
●
an increase in the testing segment in the Singapore and Bangkok, Thailand operations.

For the nine months ended March 31, 2019, the $3,028 decrease in overall revenue was primarily due to:
●
a decrease in the manufacturing segment in the Singapore and Suzhou, China operations; and
●
a decrease in the testing segment in the Tianjin, China Operations and Malaysia operations.

These decreases were partially offset by:
●
an increase in the testing segment in the Singapore and Bangkok, Thailand operations; and
●
an increase in the distribution segment in the Singapore and Suzhou, China operations.

Revenue into and within China, the Southeast Asia regions and other countries (except revenue into and within the U.S.) decreased by $1,198 (or 12.2%) to $8,605, and by $2,782 (or 9.1%) to $27,640 for the three months and nine months ended March 31, 2019, respectively, as compared with $9,803 and $30,422, respectively, for the same periods of last fiscal year.

Revenue into and within the U.S. was $233 and $933 for the three months and nine months ended March 31, 2019, respectively, a decrease of $67 and $246, respectively, from $300 and $1,179 for the same periods of last fiscal year, respectively.

Revenue for the three and nine months ended March 31, 2019 is discussed within the four segments as follows:

Manufacturing Segment

Revenue in the manufacturing segment as a percentage of total revenue was 35.0% and 35.3% for the three and nine months ended March 31, 2019, respectively, an increase of 4.1% and a decrease of 2.2% of total revenue, respectively, when compared to the same periods of the last fiscal year. The absolute amount of revenue decreased by $27 to $3,097 from $3,124 and decreased by $1,776 to $10,086 from $11,862 for the three and nine months ended March 31, 2019, respectively, compared to the same periods of the last fiscal year.

The revenue in the manufacturing segment from a major customer accounted for 27.7% and 47.4% of our total revenue in the manufacturing segment for the three months ended March 31, 2019 and 2018, respectively, and 35.5% and 47.4% of our total revenue in the manufacturing segment for the nine months ended March 31, 2019 and 2018, respectively.

The future revenue in our manufacturing segment will be significantly affected by the purchase and capital expenditure plans of this major customer, if the customer base cannot be increased.

Testing Services Segment

Revenue in the testing segment as a percentage of total revenue was 45.1% and 44.9% for the three and nine months ended March 31, 2019, a decrease of 3.5% and 0.8%, respectively, of total revenue when compared to the same periods of the last fiscal year. The absolute amount of revenue decreased by $924 to $3,989 from $4,913 and by $1,635 to $12,819 from $14,454 for the three and nine months ended March 31, 2018, respectively, compared to the same periods of the last fiscal year.

The revenue in the testing segment from a major customer accounted for 69.7% and 80.4% of our revenue in the testing segment for the three months ended March 31, 2019 and 2018, respectively, and 72.8% and 79.2% of our total revenue in the manufacturing segment for the nine months ended March 31, 2019 and 2018, respectively. The future revenue in our testing segment will be affected by the demands of this major customer if the customer base cannot be increased. Demand for testing services varies from country to country depending on changes taking place in the market and our customers’ forecasts.  As it is difficult to accurately forecast fluctuations in the market, management believes it is necessary to maintain testing facilities in close proximity to our customers in order to make it convenient for them to send us their newly manufactured parts for testing and to enable us to maintain a share of the market.

Distribution Segment

Revenue in the distribution segment as a percentage of total revenue was 19.5% and 19.6% for the three and nine months ended March 31, 2019, a decrease of 0.6% and an increase of 3.2%, respectively, when compared to the same periods of the prior fiscal year. The absolute amount of revenue decreased by $306 to $1,727 from $2,033, and increased by $412 to $5,587 from $5,175 for the three and nine months ended March 31, 2019, respectively, compared to the same periods of the last fiscal year.

Demand in the distribution segment varies depending on the demand for our customers’ products and the changes taking place in the market and our customers’ forecasts. Hence it is difficult to accurately forecast fluctuations in the market.

Real Estate Segment

The real estate segment accounted for 0.3% of total net revenue for the three and nine months ended March 31, 2019. The absolute amount of revenue in the real estate segment decreased by $9 to $25 from $34 and by $29 to $81 from $110 for the three and nine months ended March 31, 2019, respectively, compared to the same periods of the last fiscal year. The decrease was primarily due to a decrease in rental income in the real estate segment for the three and nine months ended March 31, 2019.

During the first quarter of 2019, management decided to sell off the Mao Ye Property, which is one of our earlier investment properties. In order to monetize the capital gain on property, TTCQ appointed a sole agent for 6 months as of September 1, 2018 to search for suitable buyers for this property. During the third quarter of 2019, the Company completed the sale of 13 units constituting the Mao Ye Property which had resulted in an aggregate gain of RMB4,620, and $685 recorded included in other income, on the Consolidated Statements of Operations. As the end of third quarter, the remaining 2 units of properties were reclassified to investment property from assets held for sale due to the strategic operational decision made by the management based on the current property market condition in China.

Uncertainties and Remedies

There are several influencing factors which create uncertainties when forecasting performance, such as the constantly changing nature of technology, specific requirements from the customer, decline in demand for certain types of burn-in devices or equipment, decline in demand for testing services and fabrication services, and other similar factors. One factor that influences uncertainty is the highly competitive nature of the semiconductor industry. Another is that some customers are unable to provide a forecast of the products required in the upcoming weeks; hence it is difficult to plan for the resources needed to meet these customers’ requirements due to short lead time and last-minute order confirmation. This will normally result in a lower margin for these products, as it is more expensive to purchase materials in a short time frame. However, the Company has taken certain actions and formulated certain plans to deal with and to help mitigate these unpredictable factors. For example, in order to meet manufacturing customers’ demands upon short notice, the Company maintains higher inventories, but continues to work closely with its customers to avoid stock piling. We believe that we have improved customer service through our efforts to keep our staff up to date on the newest technology and stressing the importance of understanding and meeting the stringent requirements of our customers. Finally, the Company is exploring new markets and products, looking for new customers, and upgrading and improving burn-in technology while at the same time searching for improved testing methods of higher technology chips.

We are in the process of implementing an ERP (Enterprise Resource Planning) system as part of a multi-year plan to integrate and upgrade our systems and processes. The implementation of this ERP system is scheduled to occur in phases over the next few years and began with the migration of certain operational and financial systems in our Singapore operations to the new ERP system during the second quarter of fiscal 2017. During the third quarter of fiscal 2018, the operational and financial systems in Singapore were substantially transitioned to the new system.

This implementation effort continuing in fiscal 2019. The operational and financial systems in our Malaysia operation were substantially transitioned to the new system during the first quarter of fiscal 2019.

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

The Company’s primary exposure to movements in foreign currency exchange rates relates to non-U.S. dollar-denominated sales and operating expenses in its subsidiaries. Strengthening of the U.S. dollar relative to foreign currencies adversely affects the U.S. dollar value of the Company’s foreign currency-denominated sales and earnings, and generally leads the Company to raise international pricing, potentially reducing demand for the Company’s products. Margins on sales of the Company’s products in foreign countries and on sales of products that include components obtained from foreign suppliers could be materially adversely affected by foreign currency exchange rate fluctuations. In some circumstances, for competitive or other reasons, the Company may decide not to raise local prices to fully offset the dollar’s strengthening, or at all, which would adversely affect the U.S. dollar value of the Company’s foreign currency-denominated sales and earnings. Conversely, a strengthening of foreign currencies relative to the U.S. dollar, while generally beneficial to the Company’s foreign currency denominated sales and earnings, could cause the Company to reduce international pricing, thereby limiting the benefit. Additionally, strengthening of foreign currencies may also increase the Company’s cost of product components denominated in those currencies, thus adversely affecting gross margins.

There are several influencing factors which create uncertainties when forecasting performance of our real estate segment, such as obtaining the rights by the joint venture to develop the real estate projects in China, inflation in China, currency fluctuations and devaluation, and changes in Chinese laws, regulations, or their interpretation.

Comparison of the Three Months Ended March 31, 2019 and March 31, 2018

The following table sets forth certain consolidated statements of income data as a percentage of revenue for the three months ended March 31, 2019 and 2018, respectively:
	Three Months Ended
	Mar. 31, 2019	Mar. 31, 2018

Revenue	100.0%	100.0%
Cost of sales	75.4	77.9
Gross Margin	24.6%	22.1%
Operating expenses
General and administrative	19.7%	17.5%
Selling	3.0	1.8
Research and development	0.9	0.7
(Gain)/loss on disposal of property, plant and equipment	(0.1)	(0.3)
Total operating expenses	23.5%	19.7%
Income from Operations	1.4%	2.4%

Overall Gross Margin

Overall gross margin as a percentage of revenue increased by 2.5% to 24.6% for the three months ended March 31, 2019, from 22.1% in the same period of the last fiscal year. In terms of absolute dollar amounts, gross profits decreased by $58 to $2,174 for the three months ended March 31, 2019, from $2,232 as compared to the same period of the last fiscal year. There was a decrease in gross profit margin of the testing segment, in absolute dollars.

Gross profit margin as a percentage of revenue in the manufacturing segment increased by 6.6% to 25.6% for the three months ended March 31, 2019, from 19.0% in the same period of the last fiscal year. The increase in gross profit margin was due to the change in product mix in the Singapore operations, where there was a decrease in sales of products that had lower profit margins and an increase in sales of products that had higher profit margins as compared to the same period of last fiscal year. As a result, the decrease in manufacturing revenue was lower than the decrease in cost for the three months ended March 31, 2019, as compared to the same period last fiscal year. In absolute dollar amounts, gross profits in the manufacturing segment increased by $200 to $794 for the three months ended March 31, 2019 from $594 for the same period of last fiscal year.

Gross profit margin as a percentage of revenue in the testing segment decreased by 0.6% to 28.3% for the three months ended March 31, 2019, from 28.9% in the same period of the last fiscal year. The decrease of gross profit margin was mainly impacted by the decrease of sales in the Malaysia operation and Tianjin, China operation where significant portions of our cost of goods sold are fixed and as the demand of services and factory utilization decrease, the fixed costs are spread over the decreased output, which decreases the gross profit margin. The negative impact on gross profit margin was partially offset by the effort of cost saving in Tianjin, China operation and Malaysia operation. Both operation has put in effort mainly to reduce their labour cost. In absolute dollar amounts, gross profit in the testing segment decreased by $295 to $1,127 for the three months ended March 31, 2019 from $1,422 for the same period of the last fiscal year.

Gross profit margin of the distribution segment is not only affected by the market price of our products, but also by our product mix, which changes frequently as a result of changes in market demand. Gross profit margin as a percentage of revenue in the distribution segment increased by 3.7% to 14.1% for the three months ended March 31, 2019, from 10.4% in the same period of the last fiscal year. The increase in gross profit margin as a percentage of revenue was due to the change in product mix in the distribution segment of the Suzhou, China operations resulting in an increase in sales of products that had higher profit margin and a decline in sales of products that had lower profit margin, as compared to the same period of last fiscal year. In terms of absolute dollar amounts, gross profit in the distribution segment for the three months ended March 31, 2019 was $244, an increase of $32 as compared to $212 in the same period of last fiscal year.

Gross profit margin as a percentage of revenue in the real estate segment was 36.0% for the three months ended March 31, 2019, as compared to 11.8% in the same period of the last fiscal year. In absolute dollar amounts, gross profit in the real estate segment for the three months ended March 31, 2019 was $9, an increase of $5 from $4 in the same period of last fiscal year

Operating Expenses

Operating expenses for the three months ended March 31, 2019 and 2018 were as follows:
	Three Months Ended
	Mar. 31, 2019	Mar. 31, 2018
(Unaudited)
General and administrative	$1,742	$1,773
Selling	246	181
Research and development	76	75
Gain on disposal of property, plant & equipment	(13)	(31)
Total	$2,051	$1,998

General and administrative expenses decreased by $31, or 1.7%, from $1,742 to $1,773 for the three months ended March 31, 2019 compared to the same period of last fiscal year. The decrease in general and administrative expenses was primarily due to the decrease in payroll related expenses in the Malaysia and Tianjin, China operations. Both operations’ sales slowed down due to market condition which triggered the cost saving effort primarily on payroll related expenses. On the other hand, the market downturn had minimal impact on Singapore operation. The decrease in general and administrative expenses was partially offset by an increase in the Singapore operations as a result of additional headcount in the three months ended March 31, 2019 as compared to the same period of last fiscal year.

Selling expenses increased by $65, or 35.9%, for the three months ended March 31, 2019, to $246 from $181 as compared to the same period of the last fiscal year. The increase was mainly due to higher commission expenses in the Singapore operations in the three months ended March 31, 2019 as compared to the same period of last fiscal year. Higher commission expenses were incurred due to the Singapore operations having secured more commissionable sales in third quarter of fiscal year 2019 compared to the same period in previous year.

Income from Operations

Income from operations was $101 for the three months ended March 31, 2019, as compared to $234 for the same period of last fiscal year. The decrease was mainly due to the lower revenue and higher selling expenses as discussed earlier.

Interest Expense

Interest expense for the third quarter of fiscal years 2019 and 2018 were as follows:
	Three Months Ended
	Mar. 31, 2019	Mar. 31, 2018
(Unaudited)
Interest expense	$74	$64

Interest expense increased by $10 to $74 for the three months ended March 31, 2019 from $64 for the same period in the last fiscal year. The increase was mainly due to increased utilization of short-term loan in the Singapore operation and long-term loan in the Malaysia operation. The bank loan payable increased by $1,130 to $2,934 for the nine months ended March 31, 2019 as compared to $1,804 as at June 30, 2018.

Other Income

Other income for the three months ended March 31, 2019 and 2018 were as follows:
	Three Months Ended
	Mar. 31, 2019	Mar. 31, 2018
(Unaudited)
Interest income	$31	$19
Other rental income	28	28
Exchange loss	(11)	(5)
Other miscellaneous income	80	69
Total	$128	$111

Other income for the three months ended March 31, 2019 was $17, an increase of $128 as compared to $111 for the same period last fiscal year. This increase was mainly attributable to higher interest income received due to placement of interest-bearing deposits by the Malaysia, Singapore and Chongqing, China operations.

Income Tax Expenses

Income Tax expenses for the three months ended March 31, 2019 was $209, a change of $771 as compared to income tax expense of $980 for the same period last fiscal year. This change was mainly due to the reversal of $145 from provision of income tax. The reversal was made after finalization of the One-Time Mandatory Repatriation Tax summarized in the financial statements under Item 1 above in this Form 10-Q. Initially, during the third quarter of fiscal year 2018, we made an income tax provision of $900 on an estimated basis. During the second quarter of fiscal 2019, upon finalization of the One-Time Mandatory Repatriation Tax, we determined that an adjustment was required, resulting in a $145 tax liability reversal which in turn reduced the income tax provision to $755. This adjustment materially impacted our provision for income taxes and effective tax rate.

The significant change in the tax liability provision was due to the update of information from additional analysis performed on foreign tax pools and earnings and profits computations.

Non-controlling Interest

As of March 31, 2019, we held a 55% interest in Trio-Tech (Malaysia) Sdn. Bhd., Trio-Tech (Kuala Lumpur) Sdn. Bhd., SHI International Pte. Ltd. and PTSHI Indonesia, and a 76% interest in Prestal Enterprise Sdn. Bhd. The non-controlling interest for the three months ended March 31, 2019 in the net loss of subsidiaries was $28, compared to income of $34 for the same period of the previous fiscal year. The decrease in the non-controlling interest in the net income of subsidiaries was attributable to the decrease in net income generated by the Malaysia testing operation due to a decrease in testing revenue which decreased the net profit.

Profit from Discontinued Operations

Profit from discontinued operations was $2 for the three months ended March 31, 2019, as compared to a loss of $6 for the same period of the last fiscal year. This discontinued operation refers to fabrication service segment. The increase in the profit from discontinued operation was attributable to the unrealised exchange gain as at March 31, 2019.

Net Income

Net income was $683 for the three months ended March 31, 2019, an increase of $1,422 as compared to net loss of $739 for the three months ended March 31, 2018. The increase in net income was mainly due to the gain on disposal of Mao Ye properties and also the absence of provision for repatriation tax in third quarter of fiscal year 2019, which was provided for in the third quarter of 2018.

Earnings per Share

Basic earnings per share from continuing operations was $0.19 for the three months ended March 31, 2019 as compared to loss per share of $0.21 for the same period in the last fiscal year. Basic earnings per share from discontinued operations were nil for both the three months ended March 31, 2019 and 2018.

Diluted earnings per share from continuing operations was $0.19 for the three months ended March 31, 2019 as compared to loss per share of $0.20 for the same period in the last fiscal year. Diluted earnings per share from discontinued operations were nil for both the three months ended March 31, 2019 and 2018.

Segment Information

The revenue, gross margin and income from each segment for the third quarter of fiscal years 2019 and 2018, respectively, are presented below. As the revenue and gross margin for each segment have been discussed in the previous section, only the comparison of income from operations is discussed below.

Manufacturing Segment

The revenue, gross margin and income from operations for the manufacturing segment for the three months ended March 31, 2019 and 2018 were as follows:
	Three Months Ended
	Mar. 31, 2019	Mar. 31, 2018
(Unaudited)
Revenue	$3,097	$3,124
Gross margin	25.6%	19.0%
Loss from operations	$(8)	$(105)

Loss from operations in the manufacturing segment was $8 for the three months ended March 31, 2019, a decrease of $97 as compared to loss from operation of $105 in the same period of the last fiscal year. The decrease was primarily due to an increase of $200 in the gross margin, as discussed earlier, which partially offset an increase of $103 in operating expenses. Operating expenses for the manufacturing segment were $802 and $699 for the three months ended March 31, 2019 and 2018, respectively. The increase in operating expenses was mainly due to an increase in selling expenses of $80, general and administrative expenses of $50, and partially offset by a decrease in corporate overhead of $27 as compared to the same period of last fiscal year. The increase in general and administrative expenses was primarily due to an increase in headcount in the Singapore operations. The increase in selling expenses was due to an increase in commission expenses in the Singapore operations as the commissionable revenue increased compared to the same period last fiscal year. The decrease in corporate overhead expenses was due to a change in the corporate overhead allocation as compared to the same period last fiscal year. Corporate charges are allocated on a pre-determined fixed charge basis.

Testing Segment

The revenue, gross margin and income from operations for the testing segment for the three months ended March 31, 2019 and 2018 were as follows:
	Three Months Ended
	Mar. 31, 2019	Mar. 31, 2018
(Unaudited)
Revenue	$3,989	$4,913
Gross margin	28.3%	28.9%
(Loss)/income from operations	$(17)	$428

Loss from operations in the testing segment for the three months ended March 31, 2019 was $17, which represents an increase in loss from operations of $445 based on income of $428 in the same period of last fiscal year. The decrease in operating income was mainly attributable to the decrease of $295 in gross margin, as discussed earlier, coupled with an increase in operating expenses of $150. Operating expenses were $1,144 and $994 for the three months ended March 31, 2019 and 2018, respectively. The increase in operating expenses was mainly attributable to an increase in corporate overhead expenses, which was partially offset by a decrease in general and administrative expenses by $67 and selling expenses of $14. The increase in corporate overhead expenses was due to a change in the corporate overhead allocation as compared to the same period last fiscal year. Corporate charges are allocated on a pre-determined fixed charge basis. The decrease in general and administrative expenses was due to a decrease in office expenses in the Malaysia operation and a decrease in manpower and administrative expenses in the Tianjin, China operation.

Distribution Segment

The revenue, gross margin and income from operations for the distribution segment for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended
	Mar. 31, 2019	Mar. 31, 2018
(Unaudited)
Revenue	$1,727	$2,033
Gross margin	14.1%	10.4%
Income from operations	$150	$117

Income from operations in the distribution segment increased by $33 to $150 for the three months ended March 31, 2019, as compared to $117 in the same period of last fiscal year. The increase in operating income was primarily due to an increase in gross margin as discussed earlier, which was partially offset by a decrease in operating expenses of $1. Operating expenses were $94 and $95 for the three months ended March 31, 2019 and 2018, respectively.

Real Estate Segment

The revenue, gross margin and loss from operations for the real estate segment for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended
	Mar. 31, 2019	Mar. 31, 2018
(Unaudited)
Revenue	$25	$34
Gross margin	36.0%	11.8%
Loss from operations	$(13)	$(18)
Gain on sale of assets held for sale	$685	-

Loss from operations in the real estate segment for the three months ended March 31, 2019 was $13, a decrease of $5 as compared to $18 for the same period of the last fiscal year. The decrease in operating loss was mainly due to an increase in gross margin as discussed earlier. There was other income arising from gain on sale of asset held for sale amounting to $685 for the three months ended March 31, 2019.

Corporate

The loss from operations for corporate for the three months ended March 31, 2019 and 2018 were as follows:
	Three Months Ended
	Mar. 31, 2019	Mar. 31, 2018
(Unaudited)
Loss from operations	$(11)	$(188)

Corporate operating loss decreased by $177 to $11 for the three months ended March 31, 2019 as compared to of $188 in the same period of the last fiscal year.

Comparison of the Nine Months Ended March 31, 2019 and March 31, 2018

The following table sets forth certain consolidated statements of income data as a percentage of revenue for the nine months ended March 31, 2019 and March 31, 2018, respectively:

	Nine Months Ended
	Mar. 31, 2019	Mar. 31, 2018
Revenue	100.0%	100.0%
Cost of sales	77.1	75.4
Gross Margin	22.9%	24.6%
Operating expenses:
General and administrative	18.3%	16.9%
Selling	2.1	1.9
Research and development	0.9	1.2
Total operating expenses	21.3%	19.9%
Income from Operations	1.6%	4.7%

Overall Gross Margin

Overall gross margin as a percentage of revenue decreased by 1.7% to 22.9% for the nine months ended March 31, 2019, from 24.6% in the same period of last fiscal year, primarily due to an decrease in the gross profit margin in the testing segments, which was offset by an increase in the gross profit margin in the manufacturing, distribution and real estate segments. In terms of absolute dollar amounts, gross profits decreased by $1,254 to $6,533 for the nine months ended March 31, 2019, from $7,787 for the same period of the last fiscal year.

Gross profit margin as a percentage of revenue in the manufacturing segment increased by 0.6% to 22.6% for the nine months ended March 31, 2019, from 22.0% in the same period of the last fiscal year. In absolute dollar amounts, gross profit decreased by $336 to $2,280 for the nine months ended March 31, 2019 as compared to $2,616 for the same period in last fiscal year. The decrease in absolute dollar amount of gross margin was primarily due to a decrease in orders in the Singapore operation, Suzhou, China operations and U.S. operation, which contributed to a decrease in the gross margin.

Gross profit margin as a percentage of revenue in the testing segment decreased by 4.5% to 27.1% for the nine months ended March 31, 2019 from 31.6% in the same period of the last fiscal year. The decrease in profit margin as a percentage of revenue was mainly due to a decrease in demand from our customers in the Tianjin, China operation and Malaysia operation, where significant portions of our cost of goods sold are fixed. As the demand of services and factory utilization decreases, the fixed costs are spread over the decreased output, which decreases the gross profit margin. In terms of absolute dollar amounts, gross profit in the testing segment decreased by $1,105 to $3,468 for the nine months ended March 31, 2019, from $4,573 for the same period of the last fiscal year.

Gross profit margin as a percentage of revenue in the distribution segment increased by 2.4% to 13.5% for the nine months ended March 31, 2019, from 11.1% in the same period of the last fiscal year. In terms of absolute dollar amounts, gross profit in the distribution segment for the nine months ended March 31, 2019 was $756, an increase of $179 as compared to $577 in the same period of the last fiscal year. The increase in absolute dollar amount of gross margin was due to increase of distribution revenue in the Singapore operation and Suzhou, China operation which was offset by a decrease of distribution revenue in the Malaysia operation. The gross profit margin of the distribution segment was not only affected by the market price of our products, but also our product mix, which changes frequently as a result of changes in market demand.

Gross profit margin as a percentage of revenue in the real estate segment increased by 15.8% to 35.8% for the nine months ended March 31, 2019, from 20.0% in the same period of the last fiscal year. In terms of absolute dollar amounts, gross profit increased by $7 to $29 for the nine months ended March 31, 2019 as compared to $22 for the same period in last fiscal year.

Operating Expenses

Operating expenses for the nine months ended March 31, 2019 and 2018 were as follows:
	Nine Months Ended
	Mar. 31, 2019	Mar. 31, 2018
(Unaudited)
General and administrative	$5,223	$5,339
Selling	580	612
Research and development	270	377
Gain on disposal of property, plant and equipment	(13)	(20)
Total	$6,060	$6,308

General and administrative expenses decreased by $116, or 2.2%, from $5,339 to $5,223 for the nine months ended March 31, 2019 compared to the same period of the last fiscal year. There was a decrease in general and administrative expenses in the U.S., Tianjin, China operations and Suzhou, China operations, which was partially offset by the increase in general and administrative expenses in all other operations.

The decrease in general and administrative expenses was primarily due to the decrease in payroll related and bonus expenses in the U.S. operation, Tianjin, China operation and Malaysia operation. This decrease was partially offset mainly by an increase in medical expenses in the Singapore operation for the nine months ended March 31, 2019, as compared to the same period of last fiscal year.

Selling expenses decreased by $32, or 5.2%, for the nine months ended March 31, 2019, from $612 to $580 compared to the same period of the last fiscal year. The decrease was mainly due to an decrease in commission expenses in the U.S operations in the nine months ended March 31, 2019, and selling expenses further decreased due to adoption of a new revenue standard as described in Note 19 to financial statements included in Part1 Item1 of this Form 10-Q as compared to the same period of last fiscal year.

Research and development expenses decreased by $107, for the nine months ended March 31, 2019, from $377 to $270, as compared to the same period of the last fiscal year. The decrease was mainly due to a decrease of expenses in the Suzhou, China operation. The Suzhou operation did not incur research and development expenses in the nine months ended March 31, 2019 whereas there was a one-off research and development project in the Suzhou, China operations in the nine months ended March 31, 2018.

Income from Operations

Income from operations was $451 for the nine months ended March 31, 2019 as compared to $1,479 for the same period of the last fiscal year. The decrease was mainly due to the decrease in gross profit margin being greater than the decrease in operating expenses, as discussed earlier.

Interest Expense

Interest expense for the nine months ended March 31, 2019 and 2018 were as follows:
	Nine Months Ended
	Mar. 31, 2019	Mar. 31, 2018
(Unaudited)
Interest expense	$250	$174

Interest expense increased by $76 to $250 from $174 for the nine months ended March 31, 2019 as compared to the same period of the last fiscal year. The increase was due to increase utilization of short-term loans in the Singapore operation and long-term loans in the Malaysia operation. The bank loan payable increased by $1,130 to $2,934 for the nine months ended March 31, 2019 as compared to $1,804 as at June 30, 2018.

Other Income

Other income for the nine months ended March 31, 2019 and 2018 were as follows:
	Nine Months Ended
	Mar. 31, 2019	Mar. 31, 2018
(Unaudited)
Interest income	$67	$39
Other rental income	84	81
Exchange loss	(78)	(26)
Bad debt recovery	2	-
Other miscellaneous income	145	217
Total	$220	$311

Other income for the nine months ended March 31, 2019 was $220, a decrease of $189 as compared to $311 for the same period of last fiscal year. This decrease was mainly attributable to the existence of a non-recurring reimbursement income for the nine months ended March 31, 2018.

Income Tax Expenses

Income tax expense for the nine months ended March 31, 2019 was $159, a change of $876 as compared to income tax expense of $1,035 for the same period last fiscal year. This change was mainly due to the provision for repatriation tax of $900 for nine months ended March 31, 2019. During the second quarter of fiscal 2019, upon finalization of the One-Time Mandatory Repatriation Tax, we determined that an adjustment was required, resulting in a $145 tax liability reversal which in turn reduced the income tax provision to $755. These adjustments materially impacted our provision for income taxes and effective tax rate.

The significant change in the tax liability provision was due to the update of information from additional analysis performed on foreign tax pools and earnings and profits computations.

Non-controlling Interest

As of March 31, 2019, we held a 55% interest in Trio-Tech Malaysia, Trio-Tech (Kuala Lumpur) Sdn. Bhd., SHI International Pte. Ltd. and PTSHI Indonesia, and a 76% interest in Prestal Enterprise Sdn. Bhd. The net loss attributable to our non-controlling interest in these subsidiaries for the nine months ended March 31, 2019 was $129, a decrease of $190 as compared to net income of $61 for the same period of last fiscal year. The decrease was attributable to the decrease in net income generated by the Malaysia testing operation due to a decrease in testing revenue which decreased the net profit.

Loss from Discontinued Operations

Loss from discontinued operations was $1 for the nine months ended March 31, 2019, a decrease of $10 as compared to a loss of $11 for the same period of the last fiscal year.

Net Income

Net income was $967 for the nine months ended March 31, 2019, an increase of $397 as compared to a net income of $570 for the same period in the last fiscal year. The increase was mainly due to gain on disposal of the Mao Ye properties.

Earnings per Share

Basic earnings per share from continuing operations was $0.30 for the nine months ended March 31, 2019 as compared to $0.15 for the same period in the last fiscal year. Basic earnings per share from discontinued operations were nil for both the nine months ended March 31, 2019 and 2018.

Diluted earnings per share from continuing operations was $0.29 for the nine months ended March 31, 2019 as compared to $0.14 for the same period in the last fiscal year. Diluted earnings per share from discontinued operations was nil for both the nine months ended March 31, 2019 and 2018.

Segment Information

The revenue, gross profit margin, and income or loss from operations in each segment for the nine months ended March 31, 2019 and 2018, respectively, are presented below. As the segment revenue and gross margin for each segment have been discussed in the previous section, only the comparison of income from operations is discussed below.

Manufacturing Segment

The revenue, gross margin and income from operations for the manufacturing segment for the nine months ended March 31, 2019 and 2018 were as follows:
	Nine Months Ended
	Mar. 31, 2019	Mar. 31, 2018
(Unaudited)
Revenue	$10,086	$11,862
Gross margin	22.6%	22.1%
Income from operations	$175	$188

Income from operations from the manufacturing segment was $175 for the nine months ended March 31, 2019, a decrease of $13 as compared to $188 in the same period of the last fiscal year, due to a decrease in gross margin by $335 which was partially offset by a decrease in operating expenses. Operating expenses for the manufacturing segment were $2,105 and $2,428 for the nine months ended March 31, 2019 and 2018, respectively. The decrease in operating expenses of $323 was mainly due to a decrease in general and administrative expenses by $44, a decrease in selling expenses by $52, a decrease in corporate overhead by $98 and a decrease in research and development expenses by $128, as compared to the same period of last fiscal year.

Testing Segment

The revenue, gross margin and (loss) / income from operations for the testing segment for the nine months ended March 31, 2019 and 2018 were as follows:

	Nine Months Ended
	Mar. 31, 2019	Mar. 31, 2018
(Unaudited)
Revenue	$12,819	$14,454
Gross margin	27.1%	31.6%
(Loss) / Income from operations	$(134)	$1,281

Loss from operations in the testing segment for the nine months ended March 31, 2019 was $134, a deterioration of $1,415 compared to income from operation of $1,281 in the same period of the last fiscal year. The deterioration was attributable to the decrease in gross margin by $1,105 as discussed earlier. The increase in operating expenses of $310 also further decreased the operating income. Operating expenses were $3,602 and $3,292 for the nine months ended March 31, 2019 and 2018, respectively. The higher operating expenses were mainly attributable to an increase in general and administrative expenses by $168 and an increase in corporate overheads by $98. The increase in general and administrative expenses was due to an increase of medical expenses and an increase of headcount in the Singapore operations. The increase in corporate overhead expenses was due to a change in the corporate overhead allocation as compared to the same period last fiscal year. Corporate charges are allocated on a pre-determined fixed charge basis.

Distribution Segment

The revenue, gross margin and income from operations for the distribution segment for the nine months ended March 31, 2019 and 2018 were as follows:
	Nine Months Ended
	Mar. 31, 2019	Mar. 31, 2018
(Unaudited)
Revenue	$5,587	$5,175
Gross margin	13.5%	11.1%
Income from operations	$492	$337

Income from operations in the distribution segment for the nine months ended March 31, 2019 was $492, an increase of $155 as compared to $337 in the same period of the last fiscal year. The increase in operating income was primarily due to an increase in gross margin of $179, which was partially offset by the increase of operating expenses by $24. Operating expenses were $264 and $240 for the nine months ended March 31, 2019 and 2018, respectively.

Real Estate Segment

The revenue, gross margin and loss from operations for the real estate segment for the nine months ended March 31, 2019 and 2018 were as follows:

	Nine Months Ended
	Mar. 31, 2019	Mar. 31, 2018
(Unaudited)
Revenue	$81	$110
Gross margin	35.8%	20.0%
Loss from operations	$(30)	$(37)

Loss from operations in the real estate segment for the nine months ended March 31, 2019 was $30, an improvement of $7 as compared to $37 for the same period of the last fiscal year. Gross profit margin increased by 15.8% due to the decrease of depreciation expenses of the Mao Ye properties as it has been reclassified to assets held for sale in the first quarter of fiscal year 2019. The decrease in operating loss was mainly due to an increase in gross margin. Operating expenses were $59 for the nine months ended March 31, 2019 and 2018.

Corporate

The loss from operations for corporate for the nine months ended March 31, 2019 and 2018 were as follows:

	Nine Months Ended
	Mar. 31, 2019	Mar. 31, 2018
(Unaudited)
Loss from operations	$(30)	$(290)

Operating loss in the corporate office for the nine months ended March 31, 2019 was $30, a decrease of $260, as compared to $290 for the same period of the last fiscal year. The decrease was mainly due to a decrease in staff related expenses and also decrease in professional fees.

Financial Condition

During the nine months ended March 31, 2019, total assets increased by $526 from $36,474 as at June 30, 2018 to $37,000. The increase in total assets was primarily due to an increase in short-term deposits, other receivables, prepaid expenses, property, plant and equipment and restricted term deposits, which were partially offset by decrease in cash and cash equivalents, trade receivables, deferred tax asset, investment properties and other assets.

Cash and cash equivalents were $4,602 as at March 31, 2019, reflecting a decrease of $1,937 from $6,539 as at June 30, 2018, mainly due to placement of interest-bearing deposits by the Singapore, Malaysia and Chongqing, China operation. This was partially offset by improved collections in the U.S. operation.

Short term deposits were $3,646 as at March 31, 2019, reflecting an increase of $2,993 from $653 as at June 30, 2018, primarily due to placement of deposit by the Singapore, Malaysia and Chongqing, China operations.

As at March 31, 2019, the trade accounts receivable balance decreased by $627 to $7,120 from $7,747 as at June 30, 2018, mainly due to decreased sales in the Malaysia operation and the Tianjin, China operation for the nine months ended March 31, 2019. The accounts receivables turnover days were 70 and 72 days at the end of the third quarter of fiscal year 2019 and for the fiscal year ended 2018, respectively.

As at March 31, 2019, other receivables were $1,034, reflecting an increase of $153 from $881 as at June 30, 2018. The increase was primarily due to an increase of advance payment made in the Singapore operation.

Inventories as at March 31, 2019 were $2,918, a decrease of $12 as compared to $2,930 as at June 30, 2018. The decrease in inventory was mainly due to the Singapore operation managing and monitoring its purchases to meet the requirements.

Prepaid expenses were $307 as at March 31, 2019, compared to $208 as at June 30, 2018. The increase of $99 was primarily due to an increase in prepayment for insurance expenses, software related expenses and NYSE annual fees in the Singapore and U.S. operations.

Investment properties were $828 as at March 31, 2019 compared to $1,146 at June 30,2018. The decrease of $318 was primarily due to disposal of Mao Ye investment properties.

Property, plant and equipment, net increased by $751 from $11,935 as at June 30, 2018, to $12,686 as at March 31, 2019, mainly due to higher capital expenditure in the Suzhou, China operations, Malaysia operation and Tianjin, China operation for the nine months ended March 31, 2018.

Other assets decreased by $521 to $1,728 as at March 31, 2019, as compared to $2,249 as at June 30, 2018. This was mainly due to reclassification of down payment made for the purchase of property, plant & equipment to fixed assets by the Malaysia and Tianjin, China operation.

Accounts payable decreased by $683 to $3,021 as at March 31, 2019, as compared to $3,704 as at June 30, 2018. This was mainly due to more payments released in the first, second and third quarters of fiscal year 2019 compared to the fourth quarter of fiscal year 2018.

Accrued expenses increased by $710 to $3,882 as at March 31, 2019, as compared to $3,172 as at June 30, 2018. The increase in accrued expenses was mainly due to customer deposits in the Singapore operation and Suzhou, China operations.

Bank loans payable increased by $1,130 to $2,934 as at March 31, 2019, as compared to $1,804 as at June 30, 2018. This was due to an additional loan availed by the Malaysia operation, which was partially offset by repayment of bank loans by the Singapore operation.

Capital leases decreased by $192 to $582 as at March 31, 2019, as compared to $774 as at June 30, 2018. This was due to repayment of capital leases by the Malaysia and Singapore operations.

Liquidity Comparison

Net cash provided by operating activities decreased by $160 to $2,962 for the nine months ended March 31, 2019, compared to $3,122 during the same period of the last fiscal year. The decrease in net cash provided by operating activities was primarily due to an increase in cash outflow of $162 from other receivables, $106 from prepaid expenses and other current asset, and $685 from gain on disposal of assets for sale. The decrease in net cash was partially offset by increase in cash inflow from net income of $397, an increase of cash inflow of $234 from accounts receivables and $816 from other assets, an increase in cash inflow of $566 in inventories, a decrease in cash outflow of $190 from accounts payable and accrued expenses and also a decrease in cash outflow of $826 for income tax expenses.

Net cash used in investing activities increased by $2,764 to $4,569 for the nine months ended March 31, 2019, compared to $1,805 during the same period of the last fiscal year. The increase was primarily due to $526 in capital spending coupled with increase in $2,658 in investments in unrestricted short-term deposits and a decrease of $484 in proceeds from maturing of unrestricted and restricted term deposits and short-term deposits. This increase in net cash used in investing activities was partially offset by the $943 from sale of assets held for sale.

Net cash used in financing activities decreased by $1,260 to $195 for the nine months ended March 31, 2019, compared to net cash used in financing activities of $1,455 during the same period of the last fiscal year. The decrease was mainly due to an increase in cash generated through borrowings from bank loans and capital leases by $829 and an increase of $350 in cash generated from stock option exercised.

We believe that our projected cash flows from operations, borrowing availability under our revolving lines of credit, cash on hand, trade credit and the secured bank loan will provide the necessary financial resources to meet our projected cash requirements for at least the next 12 months.

Critical Accounting Estimates & Policies

Effective as of July 1, 2018, the Company has adopted ASU 2014-09, Revenue from contracts with Customers (Topic 606), and its related amendments using modified retrospective transition method. We have completed our adoption and implemented policies, processes and controls to support the standard’s measurement and disclosure requirements as described in Note 1 to the financial statements included in Item 1 of this Form 10-Q.

The amendments in ASU 2016-02 ASC Topic 842: Leases become effective for the Company in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. These amendments require companies to recognize the following for all leases (with the exception of short-term leases) at the commencement date of the applicable lease: (a) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (b) a right-of-use asset, which is as an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The Company will adopt these standards starting in the first quarter of fiscal year 2020 on a modified retrospective approach at the beginning of the period through a cumulative-effect adjustment. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements and expects that there will be an increase in assets and liabilities on the Consolidated Balance Sheets at adoption due to the recognition of right-of-use assets and related lease liabilities. Upon adoption, the Company expects that its financial statement disclosure will be expanded to present additional details of its leasing arrangements.

There have been no other significant changes in the critical accounting policies from those, disclosed in” Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the most recent Annual Report on Form 10-K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2019, the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective at a reasonable level.

Changes in Internal Control Over Financial Reporting

Except as discussed below, there has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Enterprise Resource Planning (ERP) Implementation

We are in the process of implementing an ERP system, as part of a multi-year plan to integrate and upgrade our systems and processes. The implementation of this ERP system is scheduled to occur in phases over the next few years and began with the migration of certain operational and financial systems in our Singapore operations to the new ERP system during the second quarter of fiscal 2017. During the third quarter of fiscal 2018, the operational and financial systems in Singapore were substantially transitioned to the new system.

This implementation effort is continuing in fiscal 2019. The operational and financial systems in our Malaysia operation were substantially transitioned to the new system during the first quarter of fiscal 2019.

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

Adoption of New Revenue Recognition Accounting Standard

In the first quarter of fiscal 2019, we implemented controls relating to adoption of the new revenue recognition accounting standards that were adopted in fiscal 2019 to ensure that the revenue contracts and related policies and process flows were sufficiently reviewed to identify adoption impacts.

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

TRIO-TECH INTERNATIONAL
By:	/s/ Victor H.M. Ting VICTOR H.M. TING Vice President and Chief Financial Officer (Principal Financial Officer) Dated: May 14, 2019