Form 10-K
period 2019-06-30
TRIO-TECH INTERNATIONAL
filed 2019-09-23
CIK 732026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2019
  OR
☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from ___ to ___

Commission File Number 1-14523

TRIO-TECH INTERNATIONAL
(Exact name of Registrant as specified in its Charter)

California	95-2086631
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

Block 1008 Toa Payoh North
Unit 03-09 Singapore	318996
(Address of principal executive offices)	(Zip Code)
           Registrant's Telephone Number: (65) 6265 3300

Securities registered pursuant to Section 12(b) of the Act:
Name of each exchange
Title of each class	Trading Symbol	On which registered
Common Stock, no par value	TRT	The NYSE MKT

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act. ⬜Yes ☑No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ⬜Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑Yes ⬜ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑Yes ⬜ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer (Do not check if a smaller reporting company) ☐ Smaller Reporting Company ☑  Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ⬜

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ⬜Yes ☑No

The aggregate market value of voting stock held by non-affiliates of Registrant, based upon the closing price of $2.46 for shares of the registrant’s Common Stock on December 31, 2018, the last business day of the registrants most recently completed second fiscal quarter as reported by the NYSE MKT, was approximately $4,332,000. In calculating such aggregate market value, shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock (including shares with respect to which a holder has the right to acquire beneficial ownership within 60 days) were excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock outstanding as of September 1, 2019 was 3,673,055.
Documents Incorporated by Reference
Part III of this Form 10-K incorporates by reference information from Registrant’s Proxy Statement for its 2019 Annual Meeting of Shareholders to be filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K.

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

General

Trio-Tech International was incorporated in 1958 under the laws of the State of California. As used herein, the term "Trio-Tech" or "Company” or “we” or “us” or “Registrant” includes Trio-Tech International and its subsidiaries unless the context otherwise indicates. The mailing address and executive offices are located at Block 1008 Toa Payoh North, Unit 03-09 Singapore 318996, Singapore, and the telephone number is (65) 6265 3300.

We make available through our website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and any amendments to those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. The SEC also maintains an internet site at www.sec.gov that contains such reports and statements filed electronically with the SEC by the Company. Additional information about Trio-Tech is available on our website at www. triotech.com.

During fiscal year 2019, the Company operated its business in four segments: manufacturing, testing services, distribution and real estate. Geographically, the Company operates in the United States (“U.S.”), Singapore, Malaysia, Thailand and China. It operates six testing service facilities; one in the U.S. and five in Asia. It operates two manufacturing facilities: one in the U.S. and the other in Asia. Its distribution segment and real estate segment operate primarily in Asia. Its major customers are concentrated in Asia and they are either semiconductor chip manufacturers or testing facilities that purchase testing equipment. For information relating to revenues, profit and loss and total assets for each of the segments, see Note 19 - Business Segments contained in the consolidated financial statements included in this Form 10-K.

Company History – Certain Highlights For the Five Fiscal Years ended June 30, 2019

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
2018
Trio-Tech (Tianjin) Co. Ltd. re-certified to ISO 9001:2015 standards. (Apr 2018).
Trio-Tech International Pte. Ltd. (Singapore) re-certified to ISO 9001:2015 standards. (Jun 2018)
Trio-Tech (Malaysia) Sdn. Bhd. re-certified to ISO 9001:2015 standards. (Jun 2018)
Trio-Tech (Bangkok) Co. Ltd. re-certified to ISO 9001:2015 standards. (Jun 2018)
Trio-Tech International Pte. Ltd. (Singapore) re-certified to ISO 14001:2015 standards. (Jun 2018)

2019	Trio-Tech (Tianjin) Co. Ltd. recertified to ISO 14001:2015 standard. (July 2019) Trio-Tech (Tianjin) Co. Ltd. recertified to OHSAS 18001:2007 standard. (July 2019)

Overall Business Strategies

Our core business is and historically has been in the semiconductor industry (testing services, manufacturing-assembly) manufacturing and distribution. Revenue from the semiconductor industry accounted for 99.8% and 99.7% of our total revenue for fiscal years 2019 and 2018 respectively. The semiconductor industry has experienced periods of rapid growth, but has also experienced downturns, often in connection with, or in anticipation of, maturing product cycles of both semiconductor companies’ and their customers’ products and declines in general economic conditions. To reduce our risks associated with sole industry focus and customer concentration, the Company continues to put effort into expanding for new businesses in different industry. Real Estate segment contributed only 0.2% to the total revenue for fiscal 2019 and has been an insignificant business operation since the property market in China has slowed down due to control measures in China. We are continuing the process of winding-down our oil & gas equipment fabrication operations, which discontinued its operations in December 2012.

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

Product Research and Development

We focus our research and development activities on improving and enhancing both product design and process technology. We conduct product and system research and development activities for our products in Singapore and the U.S. Research and development expenses were $345 and $451 in fiscal years 2019 and 2018, respectively.

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

Dependence on Limited Number of Customers

In fiscal years 2019 and 2018, combined sales of equipment and services to our three largest customers accounted for approximately 58.3% and 64.0%, respectively, of our total net revenue. Of those sales, $16,421 (41.9%) and $21,648 (51.4%), of our total net revenue were from one major customer. Although the major customer is a U.S. company, the revenue generated from it was from facilities located outside of the U.S. The majority of our sales and services in fiscal years 2019 and 2018 were to customers outside of the U.S.

Backlog

The following table sets forth the Company's backlog at the dates indicated:

	For the Year Ended June 30,
	2019	2018
Manufacturing backlog	$4,210	$4,324
Testing services backlog	4,292	4,927
Distribution backlog	1,494	2,781
Real estate backlog*	153	293
	$10,149	$12,325

*Real estate backlog is based on the rental income from a non-cancellable lease.

Based on our past experience, we do not anticipate any significant cancellations or re-negotiation of sales. The purchase orders for the manufacturing, testing services and distribution businesses generally require delivery within 12 months from the date of the purchase order and certain costs are incurred before delivery. In the event of a cancellation of a confirmed purchase order, we require our customers to reimburse us for all costs incurred. We do not anticipate any difficulties in meeting delivery schedules. For testing services, the backlog is based on estimates provided by our customers and is not based on a customer’s purchase order as it is a practice that the purchase orders are provided only during the process of delivery. During the fiscal year 2019, management has revised the basis of estimation to be more reflective of realizable revenue, and thus the prior year amount has been restated for comparison purpose.

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

The principal competitive factors in the manufacturing industry include product performance, reliability, service and technical support, product improvements, price, established relationships with customers and product familiarity. We make every effort to compete favorably with respect to each of these factors. Although we have competitors for our various products, we believe that our products compete favorably with respect to each of the above factors. We have been in business for more than 60 years and have operation facilities mostly located in Asia. Those factors combined have helped us to establish and nurture long-term relationships with customers and will allow us to continue doing business with our existing customers upon their relocation to other regions where we have a local presence or are able to reach.

Patents

In fiscal years 2019 and 2018, we did not register any patents within the U.S.

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

Employees

As of June 30, 2019, we had approximately 574 full time employees and no part time employees. Geographically, approximately 9 full time employees were located in the U.S. and approximately 565 full time employees in Asia. None of our employees are represented by a labor union.

There were approximately 59 employees in the manufacturing segment, 479 employees in the testing services segment, 3 employees in the distribution segment, 3 employees in the real estate segment and 30 employees in general administration, logistics and others.

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

The following table presents the relevant information regarding the location and general character of our principal manufacturing and testing facilities:
Location	Segment	Approx. Sq. Ft. Occupied	Owned (O) or Leased (L) & Expiration Date
16139 Wyandotte Street, Van Nuys, CA 91406, United States of America	Corporate, Testing Services / Manufacturing	5,200	(L) March 2020
1004, Toa Payoh North, Singapore Unit No. HEX 07-01/07	Testing Services	6,864	(L) Sept 2020
Unit No. HEX 07-01/07, (ancillary site)	Testing Services	2,532	(L) Sept 2020
Unit No. HEX 03-01/02/03	Testing Services / Manufacturing	2,959	(L) Sept 2020
Unit No. HEX 01-08/15	Testing Services / Manufacturing / Logistics Store	6,864	(L) Jan 2020
Unit No. HEX 01-08/15, (ancillary site)	Testing Services / Manufacturing	449	(L) Jan 2020
Unit No. HEX 07-10/11	Testing Services / Manufacturing	1,953	(L) Dec 2021
1008, Toa Payoh North, Singapore Unit No. HEX 03-09/17	Manufacturing	6,099	(L) Jan 2020
Unit No. HEX 03-09/17, (ancillary site)	Manufacturing	70	(L) Jan 2020
Unit No. HEX 01-09/10/11	Manufacturing	2,202	(L) Sept 2020
Unit No. HEX 01-15/16	Manufacturing	1,400	(L) Sept 2020
Unit No. HEX 01-08	Manufacturing	603	(L) June 2020
Unit No. HEX 01-12/14	Manufacturing	1,664	(L) July 2022
Lot No. 11A, Jalan SS8/2, Sungai Way Free Industrial Zone, 47300 Petaling Jaya, Selangor Darul Ehsan, Malaysia	Testing Services	78,706	(O)
4809-3-35,CBD Perdana 2 Persiaran Flora Cyber 12 63000 Cyberjaya	Manufacturing	2000	(L) May 2020
327, Chalongkrung Road, Lamplathew, Lat Krabang, Bangkok 10520, Thailand	Testing Services	34,433	(O)
No. 5, Xing Han Street, Block A #04-15/16, Suzhou Industrial Park China 215021	Testing Services	6,200	(L) Jan 2020
B7-2, Xiqing Economic Development Area International Industrial Park Tianjin City, China 300385	Testing Services	45,940	(L) April 2021

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

As of September 1, 2019, there were 3,673,055 shares of our Common Stock issued and outstanding, and the Company had approximately 57 record holders of Common Stock. The number of holders of record does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.

Dividend Policy

We did not declare any cash dividends in either fiscal year 2019 or fiscal year 2018.

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

During fiscal years 2019 and 2018, Trio-Tech International operated in four segments: manufacturing, testing services, distribution and real estate. In fiscal year 2019, revenue from the manufacturing, testing services, distribution and real estate segments represented 38.0%, 42.8%, 19.0% and 0.2% of our revenue, respectively, as compared to 37.7%, 45.8%, 16.2% and 0.3%, respectively, in fiscal year 2018.

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

No other investment income was recorded as “revenue” by the real estate segment in either of fiscal years 2019 or 2018.

The rental income is generated from the rental properties acquired from MaoYe Property Ltd. (“MaoYe”) and Chongqing FuLi Real Estate Development Co. Ltd (“FuLi”) in Chongqing, China. In the second quarter of fiscal 2015, the investment made with JiaSheng Property Development Co. Ltd (“JiaSheng”), which was deemed as loans receivable, was transferred to down payment for purchase of investment property in China.

Trio-Tech Chongqing Co., Ltd. (“TTCQ”) invested RMB 5,554 in rental properties in MaoYe during fiscal year 2008, RMB 3,600 in rental properties from JiangHuai Property Development Co. Ltd. (“JiangHuai”) during fiscal year 2010 and RMB 4,025 in rental properties in FuLi during fiscal year 2010. During fiscal year 2019, TTCQ has completed the sale of thirteen of the fifteen units constituting the MaoYe property which contributed a capital gain of $685. The total investment in properties in China was RMB 9,649 and RMB 13,179, or approximately $1,405 and $1,991 in fiscal years 2019 and 2018, respectively. The carrying value of these investment properties in China was RMB 5,367 and RMB 7,583, or approximately $782 and $1,146, in fiscal years 2019 and 2018, respectively. These properties generated a total rental income of $98 and $139 for fiscal years 2019 and 2018, respectively. TTCQ’s investment in properties that generated rental income is discussed further in this Form 10-K.

TTCQ has yet to receive the title deed for properties purchased from JiangHuai. TTCQ is in the legal process of obtaining the title deed, which is dependent on JiangHuai completing the entire project. The JiangHuai property did not generate any income during fiscal 2019 and 2018.

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
b) Commercial units measuring 668 square meters, as mentioned above; and
c) RMB 5,900 as part of the unrecognized cash consideration of RMB 8,000 relating to the disposal of the joint venture.

The consideration does not include the remaining outstanding amount of RMB 2,000, or approximately $326, which will be paid to TTCQ in cash.

The shop lots are to be delivered to TTCQ upon completion of the construction of the shop lots in the Singapore Themed Resort Project. The initial targeted date of completion was December 31, 2016. Based on discussions with the developers, the completion date is estimated to be December 31, 2021. The delay was primarily due to the time needed by the developers to work with various parties to inject sufficient funds into this project. Based on the available information, management believes that the developer is capable of working with new investors to complete certain phases of this project.

Fiscal Year 2019 Highlights (in Thousands)

●
Total revenue decreased by $3,163, or 7.5%, to $39,198 in fiscal year 2019 compared to $42,361 in fiscal year 2018.
●
Manufacturing segment revenue decreased by $1,089, or 6.8%, to $14,889 in fiscal year 2019 compared to $15,978 in fiscal year 2018.
●
Testing services segment revenue was $16,760 in fiscal year 2019, a decrease of $2,631, or 13.6%, compared to $19,391 in fiscal year 2018.
●
Distribution segment revenue was $7,451 in fiscal year 2019, an increase of $598 or 8.7%, compared to $6,853 in fiscal year 2018.
●
Real estate segment revenue decreased by $41, to $98 in fiscal year 2019 compared to $139 in fiscal year 2018.
●
Overall gross profit margin decreased by 2.1% to 23.0% in fiscal year 2019 compared to 25.1% in fiscal year 2018.
●
General and administrative expenses decreased by $201, or 2.8%, to $7,049 in fiscal year 2019 compared to $7,250 in fiscal year 2018.
●
Research and development expenses decreased by $106, from $451 in fiscal year 2018 to $345 in fiscal year 2019.
●
Gain on disposal of property, plant and equipment was $13 in fiscal year 2019, a decrease of $64 as compared to $77 in fiscal year 2018.
●
Income from operations was $794 in fiscal year 2019, a decrease of $1,394, as compared to $2,188 in fiscal year 2018.
●
Income from continuing operations before income taxes was $1,409 in fiscal year 2019, a decrease of $881, as compared to $2,290 in fiscal year 2018.
●
Other income decreased by $86 to $249 in fiscal year 2019 compared to $335 in fiscal year 2018.
●
Gain on sale of properties was $685 in fiscal year 2019.
●
Income tax benefit for fiscal year 2019 was $42 compared to income tax expense of $987 in fiscal year 2018.
●
Working capital increased by $2,379, or 25.8%, to $11,607 as of June 30, 2019 compared to $9,228 as of June 30, 2018.
●
Net income attributable to Trio-Tech International for fiscal year 2019 was $1,545 compared to $1,184 in fiscal year 2018.
●
Net loss attributable to non-controlling interest for fiscal year 2019 was $97 compared to net income of $106 in fiscal year 2018.

The highlights above are intended to identify some of our most significant events and transactions during our fiscal year 2019. However, these highlights are not intended to be a full discussion of our results for the year. These highlights should be read in conjunction with the discussion on these items in Item 7 and with our consolidated financial statements and footnotes accompanying this Annual Report.

General Financial Information

During the fiscal year ended June 30, 2019, total assets increased by $53 from $36,474 in fiscal year 2018 to $36,527 in fiscal year 2019. The increase was primarily due to an increase in short term deposits, prepaid expenses and other current assets, property, plant and equipment, and restricted term deposits. The increase was partially offset by the decrease in cash and cash equivalents, trade receivables, other receivables, inventories, asset held for sale, deferred tax assets, investment properties and other assets.

Cash and cash equivalents at June 30, 2019 were $4,863, a decrease of $1,676, or 25.6%, compared to $6,539 at June 30, 2018. The decrease was mainly due to deposits placed to acquire equipment.

Trade accounts receivable at June 30, 2019 was $7,113, representing a decrease of $634, or 8.2%, compared to $7,747 at June 30, 2018. The decrease was attributable to improvement in collection and decrease in sales, especially in the Malaysia and China operations. The number of days’ sales outstanding in accounts receivables was 69 days and 72 days for the fiscal years ended June 30, 2019 and 2018, respectively.

As at June 30, 2019, other receivables were $817, a decrease of $64, or 7.3%, compared to $881 at June 30, 2018. The decrease was primarily due to a decrease in advance payment made by the Company in the Singapore operation. The decrease was partially offset by an increase in contract assets arising from the effect of new accounting standard, ASC 606 Revenue from contracts with customers which became effective in the fiscal year ended June 30, 2019 in China operation.

Inventories at June 30, 2019 were $2,427, a decrease of $503, or 17.2%, compared to $2,930 at June 30, 2018. The decrease in inventories was mainly due to the timing of customers’ orders. The number of days’ inventory held was 85 days at the end of fiscal 2019, compared to 70 days at the end of fiscal year 2018. The slower turnover of inventory on hand was mainly due to some delayed shipment as per customers’ requirement in the fiscal year ended June 30, 2019.

Assets held for sale in Penang, Malaysia as at June 30, 2019 was $89, compared to $91 at June 30, 2018. Management received an expression of interest from a potential buyer in acquiring the property during second quarter of fiscal year 2019 and the sale was under negotiation with the potential buyer during third quarter of fiscal year 2019. Sales and Purchase Agreement was finalized with the potential buyer during fourth quarter of fiscal year 2019. The completion of the sale is subject to the approval by Penang Development Corporation.

Investment properties in China as of June 30, 2019 were $782, a decrease of $364 from $1,146 at June 30, 2018. The decrease was primarily due to the sale of MaoYe investment properties in the fiscal year ended June 30, 2019 for a gain of $685.

Property, plant and equipment at June 30, 2019 were $12,159, an increase of $224, compared to $11,935 at June 30, 2018. The increase in property, plant and equipment was mainly due to acquisition of plant and equipment for replacement and new businesses in fiscal year 2019 compared to fiscal year of 2018, and the foreign currency exchange difference between functional currency and U.S. dollars from June 30, 2018 to June 30, 2019. Capital expenditures in fiscal year 2019 increased by $532, to $2,841, as compared to $2,309 for fiscal year 2018. The increase in capital expenditure in the China and Thailand operations was partially offset by the decrease in capital expenditure in the Singapore operation in fiscal year 2019.

Other assets at June 30, 2019 were $1,750, a decrease of $499, or 22.2%, compared to $2,249 at June 30, 2018. The decrease in other assets was primarily due to the reclassification of down payments made for the purchase of equipment to property, plant and equipment in the Malaysia and China operations.

Restricted term deposits at June 30, 2019 increased by $11, to $1,706 compared to $1,695 at June 30, 2018. The increase was mainly due to fixed deposit interest earned and currency translation difference between functional currency and U.S. dollar from June 30, 2018 to June 30, 2019.

Total liabilities at June 30, 2019 were $11,666, a decrease of $1,307, or 10.1%, compared to $12,973 at June 30, 2018. The decrease in liabilities was primarily due to the decrease in lines of credit, accounts payable, income taxes payable and capital leases, but partially offset by the increase in accrued expenses and bank loans payable.

Utilized lines of credit as of June 30, 2019 decreased by $1,856 to $187, from to $2,043 as of June 30, 2018. The decrease in lines of credit was mainly due to the repayment made for lines of credit in fiscal year ended June 30, 2019.

Accounts payable as of June 30, 2019 decreased by $432 to $3,272 from $3,704 as of June 30, 2018. The decrease was mainly due to the decrease in purchases and more payments released in fiscal year 2019 as compared to fiscal year 2018.

Accrued expenses as at June 30, 2019 increased by $314 to $3,486 from $3,172 as at June 30, 2018. The increase was mainly due to an increase in customer deposits received in the China operation.

Income Tax Payable as at June 30, 2019 decreased by $257 to $856 from $1,113 as at June 30, 2018. The decrease was mainly due to the repayment made for Income and Repatriation Tax that arose from introduction of Tax Cuts & Jobs Act 2017 in first quarter of fiscal year 2019 and also the reversal made for Repatriation Tax in second and fourth quarter of fiscal year 2019.

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

The Company’s management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. The Company includes any account balances that are determined to be uncollectible, along with a general reserve, in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to management, the Company believed that its allowance for doubtful accounts was adequate as of June 30, 2019.

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

Revenue Recognition

On July 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2014-09, ASC Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”). This standard update outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. We adopted using the modified retrospective method applied to all contracts that were not completed contracts at the date of initial application (i.e. July 1, 2018). Results for reporting periods after July 1, 2018 are presented under ASC Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC Topic 605.

We apply a five-step approach as defined in ASC Topic 606 in determining the amount and timing of revenue to be recognized: (1) identifying the contract with customer; (2) identifying the performance obligations in the contracts; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations in the contract; and (5) recognizing revenue when the corresponding performance obligation is satisfied.

Revenue derived from testing services is recognized when testing services are rendered. Revenue generated from sale of products in the manufacturing and distribution segments are recognized when persuasive evidence of an arrangement exists, delivery of the products has occurred, customer acceptance has been obtained (which means the significant risks and rewards of ownership have been transferred to the customer), the price is fixedor determinable and collectability is reasonably assured. Certain customers can request for installation and training services to be performed for certain products sold in the manufacturing segment. These services are mainly on helping customers with the test runs of the machines sold and are considered a separate performance obligation. Such services can be provided by other entities as well and these do not significantly modify the product. The Company recognizes the revenue at point in time when the Company has satisfied its performance obligation.

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

In our business in the future, we may be required to record impairment charges on our long-lived assets. There was no impairment in fiscal years 2019 and 2018.

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

Income Tax

We account for income taxes using the liability method in accordance with the provisions of ASC Topic 740, Accounting for Income Taxes (“ASC Topic 740”), which requires an entity to recognize deferred tax liabilities and assets. Deferred tax assets and liabilities are recognized for the future tax consequence attributable to the difference between the tax bases of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in future years. Further, the effects of enacted tax laws or rate changes are included as part of deferred tax expenses or benefits in the period that covers the enactment date. Management believed that it was more likely than not that the future benefits from these timing differences would not be realized. Accordingly, a full allowance was provided as of June 30, 2019 and 2018.

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

Stock Based Compensation

Under ASC Topic 718, Compensation – Stock Compensation (“ASC Topic 718”), stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award using an option pricing model for stock options (Black-Scholes) and market price for restricted stock units, and is recognized as expense over the employee’s requisite service period.

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

Recent Accounting Pronouncements

The amendments in ASU 2018-18 ASC Topic 808: Collaborative Arrangements: Clarifying the Interaction between Topic 808 and Topic 606 provide more comparability in the presentation of revenue for certain transactions between collaborative arrangement participants. The amendments allow organizations to only present units of account in collaborative arrangements that are within the scope of the revenue recognition standard together with revenue accounted for under the revenue recognition standard. The parts of the collaborative arrangement that are not in the scope of the revenue recognition standard should be presented separately from revenue accounted for under the revenue recognition standard. The amendments are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. While early application is permitted, including adoption in an interim period, the Company has not elected to early adopt. The Company is currently evaluating the potential impact of this accounting standard update on its consolidated financial statements.

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

The amendments in ASU 2018-09 Codification Improvements represent changes to clarify, correct errors in, or make minor improvements to the Codification, eliminating inconsistencies and providing clarifications in current guidance. The amendments in this ASU include those made to: Income Statement-Reporting Comprehensive Income-Overall; Debt-Modifications and Extinguishments; Distinguishing Liabilities from Equity-Overall; Compensation-Stock Compensation-Income Taxes; Business Combinations-Income Taxes; Derivatives and Hedging-Overall; Fair Value Measurement-Overall; Financial Services-Brokers and Dealers-Liabilities; and Plan Accounting-Defined Contribution Pension Plans-Investments-Other. The amendments are effective for all entities for annual periods beginning after December 15, 2018, and thus will be effective for the Company for the fiscal year that commenced July 1, 2019 and will end June 30, 2020. The Company has completed the assessment for this update, apart from subtopic 718-740 Compensation-Stock Compensation, other subtopics in this update are not applicable to the Company. The Company has completed the assessment for this update and concluded that the subtopic 718-740 has no significant impact to the Company’s consolidated statements of operations and comprehensive income.

The amendments in ASU 2018-02 ASC Topic 220: Income Statement – Reporting Comprehensive Income provide financial statement preparers with an option to reclassify stranded tax effects within Accumulated Other Comprehensive Income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. The amendments in ASC Topic 220 are effective for public business entities for fiscal years beginning after December 15, 2018, and thus will be effective for the Company for the fiscal year that commenced July 1, 2019 and will end June 30, 2020. The Company has completed the assessment and concluded that this update has no significant impact to the Company’s consolidated statements of operations and comprehensive income.

The amendments in ASU 2017-11: Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815) are effective for public companies for annual periods beginning after December 15, 2018, and thus will be effective for the Company for the fiscal year that commenced July 1, 2019 and will end June 30, 2020. The Company has completed the assessment and concluded that this update has no impact to the Company’s EPS calculation.

The amendments in ASU 2017-04 ASC Topic 350: Intangibles - Goodwill and Other (“ASC Topic 350”) simplify the test for goodwill impairment. For public companies, these amendments are effective for annual periods beginning after December 15, 2019, including interim periods within those periods. While early application is permitted, including adoption in an interim period, the Company has not elected to early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s presentation of consolidated financial position or results of operations.

The amendments in ASU 2019-05 ASC Topic 326: Financial Instruments — Credit Losses (“ASC Topic 326”): Targeted Transition Relief is issued to provide option to measure certain types of assets at fair value which allows companies to irrevocably elect, upon adoption of ASU 2016-13, the fair value option on financial instruments that (1) were previously recorded at amortized cost and (2) are within the scope of ASC 326-20 if the instruments are eligible for the fair value option under ASC 825-10. The amendments in ASU 2018-19 ASC Topic 326: Codification Improvements to Financial Instruments – Credit Losses clarify that receivables arising from operating leases are not within the scope of the credit losses standard, but rather, should be accounted for in accordance with the lease’s standard. The amendments in ASU 2016-13 ASC Topic 326: Financial Instruments — Credit losses (“ASC Topic 326”) are issued for the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. For public companies that are SEC filers, ASC Topic 326 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. While early application will be permitted for all organizations for fiscal years and interim periods within those fiscal years, beginning after December 15, 2018, the Company has not yet determined if it will early adopt. The Company is currently evaluating the potential impact of this accounting standard update on its consolidated financial statements.

In February 2016, the FASB issued an ASU 2016-12 ASC Topic 842: Leases, which amends a number of aspects of the existing accounting standards for leases which require lessees to recognize operating leased assets and corresponding liabilities on the balance sheet for all leases with lease terms of more than 12 months. In July 2018, ASU 2018-10: Codification Improvements to Leases addressed stakeholders’ questions about how to apply certain aspects of the new guidance in Accounting Standards Codification (ASC) 842: Leases. The clarifications address the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments. Besides, the amendments in ASU 2018-11 ASC Topic 842: Leases: Targeted Improvements related to transition relief on comparative reporting at adoption affect all entities with lease contracts that choose the additional transition method and separating components of a contract affect only lessors whose lease contracts qualify for the practical expedient. In July 2018, the amendments in ASU 2018-20 ASC Topic 842: Leases: Narrow-Scope Improvements for Lessors addressed the following issues facing lessors when applying this lease standard: (1) sales taxes and other similar taxes collected from lessees, (2) certain lessor costs and (3) recognition of variable payments for contracts with lease and non-lease components. On March 5, 2019, ASU 2019-01 issued to exempt both lessees and lessors from having to provide certain interim disclosures in the fiscal year in which a company adopts the new leases standard. The amendments are effective for all entities for fiscal years beginning after December 15, 2018, and thus will be effective for the Company for the fiscal year that commenced July 1, 2019 and will end June 30, 2020. The Company will adopt these standards starting in the first quarter of fiscal year 2020 on a modified retrospective approach at the beginning of the period through a cumulative-effect adjustment. The Company has completed its preliminary impact evaluation of the new lease accounting standard on its consolidated financial statement and expects to recognize new right-of-use assets and lease liabilities of approximately $790 to $840 on the consolidated balance sheet. The Company does not expect the change to have a material impact on the consolidated statements of income and the consolidated statements of cash flows. Further, upon adoption, the Company will expand its financial statement disclosures to present additional details of its leasing arrangements.

Other new pronouncements issued but not yet effective until after June 30, 2019 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

Comparison of Operating Results

The following table presents certain data from the consolidated statements of operating income as a percentage of net sales for the fiscal years ended June 30, 2019 and 2018:

	For the Year Ended June 30,
	2019	2018
Revenue	100.0%	100.0%
Cost of sales	77.0	74.9
Gross Margin	23.0%	25.1%
Operating expenses:
General and administrative	18.0%	17.1%
Selling	2.1	1.9
Research and development	0.9	1.1
Gain on disposal of property, plant and equipment	-	(0.2)
Total operating expenses	21.0%	19.9%
Income from Operations	2.0%	5.2%

Overall Revenue

The overall revenue is composed of the revenues from the manufacturing, testing services, distribution and real estate segments. The following table presents the components of the overall revenue realized in fiscal years 2019 and 2018 in percentage format, respectively.

	For the Year Ended June 30,
	2019	2018
Manufacturing	38.0%	37.7%
Testing	42.8	45.8
Distribution	19.0	16.2
Real estate	0.2	0.3
Total	100.0%	100.0%

Revenue in fiscal year 2019 was $39,198, a decrease of $3,163 or 7.5%, compared to $42,361 in fiscal year 2018. The decrease in revenue was due to a decrease in sales across all segments except the distribution segment.

As a percentage of total revenue, the revenue generated by the manufacturing segment in fiscal year 2019 accounted for 38.0%, an increase of 0.3%, as compared to 37.7% in fiscal year 2018. In terms of dollar amount, the revenue generated by the manufacturing segment in fiscal year 2019 was $14,889, reflecting a decrease of $1,089, or 6.8%, compared to $15,978 in fiscal year 2018. The decrease in revenue generated by the manufacturing segment was due to a decrease in the manufacturing segment in the China operation and the U.S. operation as a result of lower demand for capital expenditure by our customers in these two operations. The decreases were partially offset by an increase in the manufacturing segment in the Singapore operation as a result of higher demand for capital expenditure by our customers in that operation.

Backlog in the manufacturing segment was $4,210 as of June 30, 2019, representing a decrease of $114 from $4,324 as of June 30, 2018. We expect the demand for our products to increase at a slower pace in fiscal year 2020 as compared to fiscal year 2019, depending on the global market for testing equipment and systems amid the trade tension between United State and China, the two largest economies in the world.

As a percentage of total revenue, the revenue generated by the testing services segment in fiscal year 2019 accounted for 42.8% of total sales, a decrease of 3.0% compared to 45.8% in fiscal year 2018. In terms of dollar amounts, the revenue generated by the testing services segment for fiscal year 2019 was $16,760, reflecting a decrease of $2,631, compared to $19,391 for fiscal year 2018. The decrease in revenue generated by the testing segment was primarily attributable to a decrease in Malaysia and China operations. The decrease in the Malaysia and China operations were due to a decrease in volume of testing services requested by our customers. These decreases were partially offset by the increase in revenue as a result of higher volume in the Singapore, and Thailand operations during fiscal year 2019. Demand for testing services varies from country to country depending on changes taking place in the market and our customers’ forecasts. Because it is difficult to accurately forecast fluctuations in the market, we believe that it is necessary to maintain testing facilities in close proximity to our customers in order to make it convenient for them to send us their newly manufactured parts for testing and to enable us to maintain a share of the market.

Backlog in the testing services segment as of June 30, 2019 was $4,292, a decrease of $635 as compared to $4,927 at June 30, 2018. The decrease in backlog was mainly from the Malaysia and China operations. The backlog depends on the estimates volume provided by customers, which are in turn dependent upon the customers’ inventory levels and demand.

As a percentage of total revenue, the revenue generated by the distribution segment in fiscal year 2019 accounted for 19.0% of total sales, an increase of 2.8% compared to 16.2% in fiscal year 2018. In terms of dollar amounts, revenue for fiscal year 2019 was $7,451, an increase of $598, or 8.7%, compared to $6,853 for fiscal year 2018. The increase of revenue in our distribution segment was due to the increase in orders for certain products from customers in our Singapore and China operations. This increase was partially offset by a decrease in orders in the Malaysia operation.

Backlog in the distribution segment as of June 30, 2019 was $1,494, reflecting a decrease of $1,287 compared to the backlog of $2,781 at June 30, 2018. The decrease in backlog was mainly due to a decrease in demands from customers as a result of the slowing economic environment. We believe that our competitive advantage in the distribution segment is our design and engineering capabilities in components and touch screen products, which allow customization to meet the specific requirement of our customers. Product volume for the distribution segment depends on sales activities such as placing orders and queries for products and backlog. Equipment and electronic component sales are very competitive, as the products are readily available in the market.

As a percentage of total revenue, the revenue generated by the real estate segment was 0.2% of total sales in fiscal year 2019 and 0.3% of total sales in fiscal year 2018. In terms of dollar value, revenue for fiscal year 2019 was $98, a decrease of $41, or 29.5%, compared to $139 for fiscal year 2018. Our real estate segment saw a decrease in rental income due to the sale of a majority of the MaoYe properties in fiscal year 2019.

Backlog in the real estate segment as of June 30, 2019 was $153, a decrease of $140 as compared to $293 at June 30, 2018.

Overall Gross Margin

Overall gross margin as a percentage of revenue was 23.0% in fiscal year 2019, a decrease of 2.1% compared to 25.1% in fiscal year 2018. The decrease in gross margin as a percentage of revenue was mainly attributable to the manufacturing and testing segments. In terms of dollar value, the overall gross profit for fiscal year 2019 was $9,001, a decrease of $1,637, or 2.1%, compared to $10,638 for fiscal year 2018. The decrease in the dollar value of overall gross margin was mainly due to the decrease of sales in the manufacturing and testing segments, which was partially offset by an increase of sales in the distribution segment.

The gross margin as a percentage of revenue in the manufacturing segment was 23.5% in fiscal year 2019, remained comparable with 23.6% in fiscal year 2018. In terms of dollar amounts, the gross profit for the manufacturing segment in fiscal year 2019 was $3,496, a decrease of $269, or 7.1%, compared to $3,765 in fiscal year 2018. The decrease in absolute dollar amount of gross margin was mainly due to a decrease in revenue in our Singapore, U.S. and China operations.

The gross margin as a percentage of revenue in the testing services segment was 27.2% in fiscal year 2019, a decrease of 4.1% compared to 31.3% in fiscal year 2018. In terms of dollar amounts, gross profit in the testing services segment in fiscal year 2019 was $4,558, a decrease of $1,510, or 24.9%, compared to $6,068 in fiscal year 2018. The decrease in gross profit margin was primarily due to the decrease in revenue brought about by a decrease in orders in the China and Malaysia operations. A significant portion of our cost of goods sold is fixed in the testing segment. Thus, as the demand for services and factory utilization decreases, the fixed costs are spread over the decrease output, which will decrease the gross profit margin. The negative impact on gross profit margin was partially offset by the effort of cost saving in the China and Malaysia operations.

The gross margin as a percentage of revenue in the distribution segment was 12.7% in fiscal year 2019, an increase of 1.2% compared to 11.5% in fiscal year 2018. The increase in gross margin percentage was due to the increase of sales and a change in the product mix. The distribution segment had more sales of products with a higher profit margin compared to the same period of last fiscal year. In terms of dollar amounts, gross profit in the distribution segment was $946, an increase of $161, or 20.5%, compared to $785 in fiscal year 2018. The gross margin of the distribution segment was not only affected by the market price of our products, but also our product mix, which changed frequently as a result of the changes in market demand.

The gross margin as a percentage of revenue in the real estate segment was 1% in fiscal year 2019, a deterioration of 13.4% compared to a gross margin of 14.4% in fiscal year 2018. In absolute dollar amount, gross margin in the real estate segment was $1 in fiscal year 2019, a decrease of $19, as compared to a gross margin of $20 in fiscal year 2018. The decrease was due to a decrease in revenue from MaoYe properties due to sales of a majority of the properties in fiscal year 2019 as discussed earlier.

Operating Expenses

Operating expenses for the fiscal years ended June 30, 2019 and 2018 were as follows:

	For the Year Ended June 30,
	2019	2018
General and administrative	$7,049	$7,250
Selling	826	826
Research and development	345	451
Gain on disposal of property, plant and equipment	(13)	(77)
Total	$8,207	$8,450

General and administrative expenses decreased by $201, or 2.8%, from $7,250 in fiscal year 2018 to $7,049 in fiscal year 2019. The decrease was mainly attributable to a decrease in payroll related and bonus expenses in the Malaysia, China and U.S. operations, and a decrease in professional expenses in the Malaysia operations. These decreases were partially offset by an increase in medical expenses in the Singapore operations.

Research and development expenses were $345 and $451 in fiscal year 2019 and 2018, respectively, reflecting a decrease of $106 or 23.5%. The decrease was mainly due to a decrease of expenses in the China operation. The China operation did not incur any research and development expenses in fiscal year 2019 whereas there was a one-off research and development project in fiscal year 2018.

During fiscal year 2019, there was a gain in disposal of property, plant and equipment amounting to $13, as compared to a gain on disposal of $77 in fiscal year 2018. The disposal of property, plant and equipment is a part of routine operational review of assets during the fiscal year 2019, resulting in a gain.

Income from Operations

Income from operations was $794 in fiscal year 2019, a decrease of $1,394, as compared to $2,188 in fiscal year 2018. The decrease was mainly due to a decrease in revenue resulting in a decrease in gross margin which was partially offset by the decrease in operating expenses, as discussed earlier.

Interest Expenses

The interest expenses for fiscal years 2019 and 2018 were as follows:

	For the Year Ended June 30,
	2019	2018
Interest expenses	$319	$233

Interest expenses increased by $86, or 36.9%, to $319 in fiscal year 2019 from $233 in fiscal year 2018. The increase in interest expenses was mainly due to Malaysia operation has taken up new bank loan in funding for operation and potential investment purposes in fiscal year 2019.

 Other Income, Net

Other income, net for fiscal years 2019 and 2018 was as follows:

	For the Year Ended June 30,
	2019	2018
Interest income	$100	$50
Other rental income	113	110
Exchange loss	(135)	(160)
Government Grants	77	126
Bad debt recovery	2	-
Other miscellaneous income	92	209
Total	$249	$335

Other income decreased by $86 to $249 for fiscal year 2019 as compared to $335 for fiscal year 2018. The decrease in other income in fiscal year 2019 was mainly due to decrease in receipt of government grants and other miscellaneous income. These decreases were partially offset by an increase in interest income and decrease in foreign exchange loss.

Gain on sale of properties

During the first quarter of 2019, management decided to sell MaoYe Property, which is one of our earlier investment properties, In order to monetize the capital gain on property, TTCQ appointed a sole agent for 6 months as of September 1, 2018 to search for suitable buyers for this property. TTCQ has completed the sale of thirteen of the fifteen units constituting the MaoYe property which sale resulted in a gain of $685. During third quarter 2019, considering the current market condition in China, management has decided not to sell the remaining two units of MaoYe properties and the properties were reclassified to investment property from assets held for sale.

Income Tax Benefits/Expenses

Income tax benefits for fiscal year 2019 were $42, as compared to income tax expense of $987 for fiscal year 2018. A change of $1,029 was mainly due to the provision for repatriation tax of $900 made in fiscal year 2018. The provision for income taxes for the year ended June 30, 2019 includes a $145 decrease from the completion of our provisional accounting for the effects of the Tax Act under SAB 118 and a $192 decrease from utilization of the Company’s Net Operating Loss and allowable tax credit. The decrease is associated with the one-time mandatory repatriation tax of certain post-1986 earnings and profits that were deferred from U.S. taxation by the Company’s foreign subsidiaries.

At June 30, 2019, the Company had no federal net operating loss carry-forwards and state net operating loss carry forward of $867, which expire through 2038. These carryovers may be subject to limitations under I.R.C. Section 382. The Company also had tax credit carry-forward of approximately $49 for U.S. federal income tax purposes expiring through 2020. Management of the Company is uncertain whether it is more likely than not that these future benefits will be realized. Accordingly, a full valuation allowance was established.

Loss from Discontinued Operations

Loss from discontinued operations was $3 in fiscal year 2019, as compared to $13 in fiscal year 2018. The loss was attributable to currency translation effect in the discontinued operations. We discontinued our fabrication segment in fiscal year 2013.

Non-controlling Interest

As of June 30, 2019, we held an indirect 55% interest each in Trio-Tech (Malaysia) Sdn. Bhd. (“TTM”), Trio-Tech (Kuala Lumpur) Sdn. Bhd. (“TTKL”), SHI and PT SHI, and a 76% interest in Prestal Enterprise Sdn. Bhd. (“Prestal”). The non-controlling interest for fiscal year 2019, in the net loss of subsidiaries, was $97, a change of $203 compared to the non-controlling interest in the net income of $106 for the previous fiscal year. The change in the non-controlling interest was primarily attributable to the net loss generated by the Malaysia operations in fiscal year 2019, as compared to net profit generated by the Malaysia operation in the previous fiscal year.

Net Income Attributable to Trio-Tech International Common Shareholders

Net income for fiscal year 2019 was $1,545, an increase of $361, as compared to $1,184 for fiscal year 2018. The increase in net income during fiscal year 2019 was mainly due to the gain on the sale of MaoYe properties and a decrease in tax expenses. These were partially offset by the decrease in gross profit as discussed earlier.

Earnings per Share

Basic earnings per share from continuing operations was $0.42 in fiscal year 2019, as compared to $0.34 in fiscal year 2018. Basic loss per share from discontinued operations was $nil for fiscal year 2019 and 0.01 for fiscal year 2018.

Diluted earnings per share from continuing operations was $0.41 in fiscal year 2019, as compared to $0.32 in fiscal year 2018. Diluted loss per share from discontinued operations was $nil for fiscal year 2019 and 0.01 for fiscal year 2018.

Segment Information

The revenue, gross margin and income or loss from each segment for fiscal years 2019 and 2018 are presented below. As the segment revenue and gross margin have been discussed in the previous section, only the comparison of income or loss from operations is discussed below.

Manufacturing Segment

The revenue, gross margin and income from operations for the manufacturing segment for fiscal years 2019 and 2018 were as follows:

	For the Year Ended June 30,
	2019	2018
Revenue	$14,889	$15,978
Gross margin	23.5%	23.6%
Income from operations	$575	$548

Income from operations in the manufacturing segment was $575 in fiscal year 2019, an increase of $27, as compared to $548 in fiscal year 2018. The increase was attributable to a decrease in operating expenses. Operating expenses were $2,921 and $3,217 for fiscal years 2019 and 2018, respectively. The decrease in operating expenses was mainly due to a decrease in research & development expenses and corporate overhead allocation, which are allocated on a predetermined fixed charge basis.

Testing Services Segment

The revenue, gross margin and income from operations for the testing services segment for fiscal years 2019 and 2018 were as follows:

	For the Year Ended June 30,
	2019	2018
Revenue	$16,760	$19,391
Gross margin	27.2%	31.3%
(Loss)/Income from operations	$(164)	$1,522

Loss from operations in the testing services segment in fiscal year 2019 was $164, a change of $1,686 compared to operation income of $1,522 in fiscal year 2018. The decrease in operating income was attributable to a decrease in revenue by $2,631, a decrease in gross margin of $1,510 and an increase in operating expense of $176. Operating expenses were $4,722 and $4,546 for fiscal years 2019 and 2018, respectively. The increase in operating expenses was mainly attributable to an increase in selling expenses, research and development expenses and corporate overheads.

Selling expenses increased due to higher travelling expenses incurred in the Singapore operations. The increase in corporate overhead expenses was due to an increase in the corporate overhead allocation, which are allocated on a predetermined fixed charge basis. These increases were partially offset by a decrease in general and administrative expenses. Decrease in general and administrative expenses was mainly due to decrease of manpower expenses in the China operation.

Distribution Segment

The revenue, gross margin and income from operations for the distribution segment for fiscal years 2019 and 2018 were as follows:
	For the Year Ended June 30,
	2019	2018
Revenue	$7,451	$6,853
Gross margin	12.7%	11.5%
Income from operations	$598	$475

Income from operations in the distribution segment was $598 in fiscal year 2019 as compared to $475 in fiscal year 2018. The increase was mainly due to the increase in revenue by $598 and an increase in gross margin of $161, as discussed earlier. These increases were partly offset by increase in operating expenses. Operating expenses were $348 and $310 for fiscal years 2019 and 2018, respectively. The increase in selling expenses and general and administrative expenses contributed to the increase in operating expenses. Increased selling expenses were due to increase in commissionable sales.

Real Estate

The revenue, gross margin and loss from operations for the real estate segment for fiscal years 2019 and 2018 were as follows:

	For the Year Ended June 30,
	2019	2018
Revenue	$98	$139
Gross margin	1%	14.4%
Loss from operations	$(92)	$(56)
Gain on sale of properties	685	-

Loss from operations in the real estate segment increased by $36 to $92 in fiscal year 2019 as compared to $56 in fiscal year 2018. The increase in operating loss was primarily due to the decrease in revenue of $41 and the decrease in gross margin of $19, as discussed earlier. The increase in operating expenses of $16 generated further operation loss. Operating expenses were $92 and $76 for fiscal years 2019 and 2018, respectively. There was other income arising from gain on sale of properties amounting to $685 in fiscal year 2019.

Corporate

The following table presents the loss from operations for Corporate for fiscal years 2019 and 2018, respectively:

	For the Year Ended June 30,
	2019	2018
Loss from operations	$(123)	$(301)

In fiscal year 2019, corporate operating loss was $123, a change of $178 compared to an operating loss of $301 in fiscal year 2018. The decrease was mainly due to a decrease in staff related expenses.

Liquidity

The Company’s core businesses testing services, manufacturing and distribution, operate in a volatile industry, in which its average selling prices and product costs are influenced by competitive factors. These factors create pressures on sales, costs, earnings and cash flows, which impact liquidity.

Net cash provided by operating activities increased by $53 to $4,454 for the twelve months ended June 30, 2019 from $4,401 in the same period of the last fiscal year.

Net cash used in investing activities increased by $3,361 to an outflow of $5,340 for the twelve months ended June 30, 2019, from an outflow of $1,979 for the same period of last fiscal year. The increase in net cash used in investing activities was primarily due to an increase of $3,164 from investments in restricted and unrestricted deposits due to uplift of deposits and an increase of $532 for acquisition of plant and equipment. This increase was partially offset by an increase in cash inflow of $943 from non-recurring sales proceed received from the sale of properties.

Net cash used in financing activities for the twelve months ended June 30, 2019 was $590, representing a decrease of $417 compared to $1,007 net cash used in financing activities during the twelve months ended June 30, 2018. Cash inflow increased mainly due to an increase in proceeds from bank loans and capital lease by $1,211 and exercising stock options of $350 and a decrease in repayment of bank loans and capital leases by $46. The decrease in cash outflow was partially offset by an increase in cash outflow of $1,254 from repayment of lines of credit.

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

Capital Resources

Our working capital (defined as current assets minus current liabilities) has historically been generated primarily from the following sources: operating cash flow, availability under our revolving line of credit, and short-term loans. The working capital was $11,607 as of June 30, 2019, representing an increase of $2,379, or 25.8%, compared to working capital of $9,228 as of June 30, 2018. The increase in working capital was mainly due to increases in current assets such as short-term deposits and prepaid expenses and other current assets and decreases in current liabilities such as, lines of credit and accounts payable. Such fluctuations were partially offset by decreases in current assets such as cash and cash equivalents, accounts receivable, inventories and assets held for sale and increases in current liabilities such as accrued expenses as discussed above.

The majority of our capital expenditures are based on demands from our customers, as we are operating in a capital-intensive industry. Our capital expenditures were $2,841 and $2,309 for fiscal year 2019 and fiscal year 2018, respectively. The capital expenditures in fiscal year 2019 were mainly in the China and Thailand operations, which provide testing services to our customers. We financed our capital expenditures and other operating expenses through operating cash flows and long-term debts.

Our credit rating provides us with ready and adequate access to funds in the global market. At June 30, 2019, we had available unused lines of credit totaling $5,888.

Entity with	Type of	Interest	Expiration	Credit	Unused
Facility	Facility	Rate	Date	Limitation	Credit
Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Ranging from 1.85% to 5.5%	-	$4,213	$4,213
Trio-Tech (Tianjin) Co., Ltd.	Lines of Credit	5.22% to 6.3%	-	$1,492	$1,492
Universal (Far East) Pte. Ltd.	Lines of Credit	Ranging from 1.85% to 5.5%	-	$370	$183

As of June 30, 2018, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Expiration	Credit	Unused
Facility	Facility	Rate	Date	Limitation	Credit
Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Ranging from 1.6% to 5.5%	-	$4,183	$3,325
Trio-Tech (Tianjin) Co., Ltd.	Lines of Credit	5.22%	-	$1,511	$1,437
Universal (Far East) Pte. Ltd.	Lines of Credit	Ranging from 1.6% to 5.5%	-	$367	$256

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this item is included in the Company's consolidated financial statements beginning on page F-2 of this Annual Report on Form 10-K.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer (the principal executive and principal financial officers, respectively, of the Company) of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2019, the end of the period covered by this Form 10-K. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2019.

Additionally, management has the responsibility for establishing and maintaining adequate internal control over financial reporting for the Company and thus also assessed the effectiveness of our internal controls over financial reporting as of June 30, 2019. Management used the framework set forth in the report entitled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 to evaluate the effectiveness of the Company’s internal control over financial reporting.

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

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal controls over financial reporting were effective as of June 30, 2019.

Changes in Internal Control Over Financial Reporting

Except as discussed below, there has been no change in the Company’s internal control over financial reporting during the fourth quarter of Fiscal 2019, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Enterprise Resource Planning (ERP) Implementation

We are in the process of implementing an ERP System, as part of a multi-year plan to integrate and upgrade our systems and processes. The implementation of this ERP system is scheduled to occur in phases over a few years, and began with the migration of certain of our operational and financial systems in our Singapore operations to the new ERP system during the second quarter of fiscal 2017. During the third quarter of fiscal 2018, the operational and financial systems in Singapore were substantially transitioned to the new system.

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

ITEM 9B – OTHER INFORMATION

None.

PART III

The information required by Items 10 through 14 of Part III of this Form 10-K (information regarding our directors and executive officers, executive compensation, security ownership of certain beneficial owners, management, related stockholder matters, and certain relationships and related transactions and principal accountant fees and services, respectively) is hereby incorporated by reference from the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal year 2019.

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

TRIO-TECH INTERNATIONAL By: /s/ Victor H.M. Ting VICTOR H.M. TING Vice President and Chief Financial Officer September 23, 2019

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

/s/ A. Charles Wilson
A. Charles Wilson, Director
Chairman of the Board
September 23, 2019

/s/ S.W.Yong
S. W. Yong, Director
President, Chief Executive Officer
(Principal Executive Officer)
September 23, 2019

/s/ Victor H. M. Ting
Victor H.M. Ting, Director
Vice President,
and Chief Financial Officer
 (Principal Financial Officer)
September 23, 2019

/s/ Jason T. Adelman
Jason T. Adelman, Director
September 23, 2019

/s/ Richard M. Horowitz
Richard M. Horowitz, Director
September 23, 2019

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
Van Nuys, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Trio-Tech International and Subsidiaries (the “Company”) as of June 30, 2019 and 2018, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity and cash flows for each of the two years in the period ended June 30, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Mazars LLP
PUBLIC ACCOUNTANTS AND
CHARTERED ACCOUNTANTS
We have served as the company’s auditors since 2009

/s/ Mazars LLP

Singapore
September 23, 2019

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
AUDITED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT NUMBER OF SHARES)
	June 30, 2019	June 30, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,863	$6,539
Short-term deposits	4,144	653
Trade accounts receivable, less allowance for doubtful accounts of $263 and $259	7,113	7,747
Other receivables	817	881
Inventories, less provision for obsolete inventory of $673 and $695	2,427	2,930
Prepaid expenses and other current assets	287	208
Assets held for sale	89	91
Total current assets	19,740	19,049
NON-CURRENT ASSETS:
Deferred tax assets	390	400
Investment properties, net	782	1,146
Property, plant and equipment, net	12,159	11,935
Other assets	1,750	2,249
Restricted term deposits	1,706	1,695
Total non-current assets	16,787	17,425
TOTAL ASSETS	$36,527	$36,474

LIABILITIES
CURRENT LIABILITIES:
Lines of credit	$187	$2,043
Accounts payable	3,272	3,704
Accrued expenses	3,486	3,172
Income taxes payable	417	285
Current portion of bank loans payable	488	367
Current portion of capital leases	283	250
Total current liabilities	8,133	9,821
NON-CURRENT LIABILITIES:
Bank loans payable, net of current portion	2,292	1,437
Capital leases, net of current portion	442	524
Deferred tax liabilities	327	327
Income taxes payable	439	828
Other non-current liabilities	33	36
Total non-current liabilities	3,533	3,152
TOTAL LIABILITIES	$11,666	$12,973

EQUITY
TRIO-TECH INTERNATIONAL’S SHAREHOLDERS' EQUITY:
Common stock, no par value, 15,000,000 shares authorized; 3,673,055 shares issued and outstanding as of June 30, 2019 and 3,553,055 shares issued and outstanding as of June 30, 2018	$11,424	$11,023
Paid-in capital	3,305	3,249
Accumulated retained earnings	7,070	5,525
Accumulated other comprehensive gain-translation adjustments	1,867	2,182
Total Trio-Tech International shareholders' equity	23,666	21,979
Non-controlling interests	1,195	1,522
TOTAL EQUITY	$24,861	$23,501
TOTAL LIABILITIES AND EQUITY	$36,527	$36,474

See notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
AUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

	For the Year Ended
	June 30,	June 30,
	2019	2018
Revenue
Manufacturing	$14,889	$15,978
Testing services	16,760	19,391
Distribution	7,451	6,853
Real estate	98	139
	39,198	42,361
Cost of Sales
Cost of manufactured products sold	11,393	12,213
Cost of testing services rendered	12,202	13,323
Cost of distribution	6,505	6,068
Cost of real estate	97	119
	30,197	31,723

Gross Margin	9,001	10,638

Operating Expenses:
General and administrative	7,049	7,250
Selling	826	826
Research and development	345	451
Gain on disposal of property, plant and equipment	(13)	(77)
Total operating expenses	8,207	8,450

Income from Operations	794	2,188

Other Income / (Expenses)
Interest expenses	(319)	(233)
Other income, net	249	335
Gain on sale of properties	685	-
Total other income	615	102

Income from Continuing Operations before Income Taxes	1,409	2,290

Income Tax Benefits / (Expenses)	42	(987)

Income from continuing operations before non-controlling interests, net of tax	1,451	1,303

Discontinued Operations
Loss from discontinued operations, net of tax	(3)	(13)
NET INCOME	1,448	1,290

Less: net (loss)/income attributable to non-controlling interests	(97)	106
Net Income Attributable to Trio-Tech International Common Shareholders	$1,545	$1,184

Amounts Attributable to Trio-Tech International Common Shareholders:
Income from continuing operations, net of tax	1,548	1,197
Loss from discontinued operations, net of tax	(3)	(13)
Net Income Attributable to Trio-Tech International Common Shareholders	$1,545	$1,184

Basic Earnings per Share:
Basic earnings per share from continuing operations attributable to Trio-Tech International	$0.42	$0.34
Basic loss per share from discontinued operations attributable to Trio-Tech International	$-	$(0.01)
Basic Earnings per Share from Net Income
Attributable to Trio-Tech International	$0.42	$0.33

Diluted Earnings per Share:
Diluted earnings per share from continuing operations attributable to Trio-Tech International nal	$0.41	$0.32
Diluted loss per share from discontinued operations attributable to Trio-Tech International	-	(0.01)
Diluted Earnings per Share from Net Income
Attributable to Trio-Tech International	$0.41	$0.31

Weighted average number of common shares outstanding
Basic	3,673	3,553
Dilutive effect of stock options	89	218
Number of shares used to compute earnings per share diluted	3,762	3,771

See notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Year Ended
	June 30,	June 30,
	2019	2018
Comprehensive Income Attributable to Trio-Tech International Common Shareholders:

Net income	1,448	1,290
Foreign currency translation, net of tax	(420)	728
Comprehensive Income	1,028	2,018
Less: comprehensive (loss) / income attributable to the non-controlling interests	(202)	285
Comprehensive Income Attributable to Trio-Tech International Common Shareholders	$1,230	$1,733

See notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(IN THOUSANDS)

	Common Stock		Paid-in	Accumulated Retained	Accumulated Other Comprehensive	Non- Controlling
	No. of Shares	Amount	Capital	Earnings	Income	Interests	Total
		$	$	$	$	$	$
Balance at June 30, 2017	3,523	10,921	3,206	4,341	1,633	1,426	21,527

Stock option expenses	-	-	43	-	-	-	43
Net income	-	-	-	1,184	-	106	1,290
Dividend declared by subsidiary	-	-	-	-	-	(189)	(189)
Exercise of options	20	51	-	-	-	-	51
Issue of restricted shares to consultant	10	51	-	-	-	-	51
Translation adjustment	-	-	-	-	549	179	728
Balance at June 30, 2018	3,553	11,023	3,249	5,525	2,182	1,522	23,501

Stock option expenses	-	-	56	-	-	-	56
Net income	-	-	-	1,545	-	(97)	1,448
Dividend declared by subsidiary	-	-	-	-	-	(125)	(125)
Exercise of options	120	401	-	-	-	-	401
Translation adjustment	-	-	-	-	(315)	(105)	(420)
Balance at June 30, 2019	3,673	11,424	3,305	7,070	1,867	1,195	24,861

See accompanying notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)

	Year Ended
	Jun 30,	Jun 30,
	2019	2018

Cash Flow from Operating Activities
Net income	$1,448	$1,290
Adjustments to reconcile net income to net cash flow provided by operating activities
Gain on disposal of properties	(685)	-
Depreciation and amortization	2,450	2,214
Stock compensation	56	43
Usage of provision for obsolete inventory	(25)	4
Reversal of income tax provision	(299)	-
Bad debt recovery	10	7
Accrued interest expense, net accrued interest income	(9)	201	*
Gain on sale of property, plant and equipment – continued operations	1	15
Issuance of shares to service provider	-	51
Warranty recovery, net	(43)	34
Gain on proceeds from insurance claim	-	(85)	*
Fixed assets written off	(33)	-
Deferred tax benefit	5	5
Changes in operating assets and liabilities, net of acquisition effects
Trade accounts receivable	630	995
Other receivables	64	(220)
Other assets	432	(377)
Inventories	539	(1,162)
Prepaid expenses and other current assets	(79)	18
Accounts payable and accrued expenses	(68)	488
Income taxes payable	60	880
Net Cash Provided by Operating Activities	4,454	4,401	*

Cash Flow from Investing Activities
Proceeds from sale of properties	943	-
Proceeds from maturing of unrestricted term deposits and short-term deposits, net	-	484
Proceeds from disposal of property, plant and equipment	3	42
Insurance proceeds received	-	85	*
Investments in restricted and unrestricted deposits	(3,445)	(281)
Addition to property, plant and equipment	(2,841)	(2,309)
Net Cash Used in Investing Activities	(5,340)	(1,979)	*

Cash Flow from Financing Activities
Repayment on lines of credit	(10,137)	(8,883)
Repayment of bank loans and capital leases	(687)	(733)
Dividends paid on non-controlling interest	(125)	(189)
Proceeds from exercising stock options	401	51
Proceeds from bank loans and capital leases	9,958	8,747
Net Cash Used in Financing Activities	(590)	(1,007)

Effect of Changes in Exchange Rate	(189)	390	*

Net (Decrease) / Increase in Cash, Cash Equivalents, and Restricted Cash	(1,665)	1,805	*
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	8,234	6,429
Cash, Cash Equivalents, and Restricted Cash at End of Period	$6,569	$8,234

Supplementary Information of Cash Flows
Cash paid during the period for:
Interest	$284	$181
Income taxes	$106	$245

Non-Cash Transactions
Capital lease of property, plant and equipment	$214	$228

See accompanying notes to consolidated financial statements.

Reconciliation of Cash, Cash Equivalents, and Restricted Cash
Cash	4,863	6,539
Restricted Term-Deposits in Non-Current Assets	1,706	1,695
Total Cash, Cash Equivalents, and Restricted Cash Shown in Statement of Cash Flows	$6,569	$8,234

*Amounts restated to exclude changes of restricted deposit for fiscal year 2018 for comparative purpose after adoption of ASU 2016-18 in fiscal year 2019.

The Statement of Cash flow reflecting adoption of ASU 2016-18, Statement of Cash Flows, Restricted Cash (Topic 230) beginning in the first quarter of 2019. Amounts included in restricted deposits represent the amount of cash pledged to secure loans payable or trade financing granted by financial institutions and serve as collateral for public utility agreements such as electricity and water. Restricted deposits are classified as non-current assets, as they relate to long-term obligations and will become unrestricted only upon discharge of the obligations.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2019 AND 2018
(IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

1.
BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Basis of Presentation and Principles of Consolidation - Trio-Tech International (the “Company” or “TTI” hereafter) was incorporated in fiscal 1958 under the laws of the State of California. TTI provides third-party semiconductor testing and burn-in services primarily through its laboratories in Asia. In addition, TTI operates testing facilities in the U.S. The Company also designs, develops, manufactures and markets a broad range of equipment and systems used in the manufacturing and testing of semiconductor devices and electronic components. In fiscal 2019, TTI conducted business in the foregoing four segments: Manufacturing (assembly), Testing Services, Distribution and Real Estate. TTI has subsidiaries in the U.S., Singapore, Malaysia, Thailand, Indonesia and China as follows:

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

Liquidity – The Company earned net income attributable to common shareholders of $1,545 and $1,184 for fiscal years 2019 and 2018, respectively.

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

Revenue Recognition — On July 1, 2018, the Company adopted ASU No. 2014-09, ASC Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”). This standard update outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. We adopted using the modified retrospective method applied to all contracts that were not completed contracts at the date of initial application (i.e. July 1, 2019). Results for reporting periods after July 1, 2019 are presented under ASC Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC Topic 605.

We apply a five-step approach as defined in ASC Topic 606 in determining the amount and timing of revenue to be recognized: (1) identifying the contract with customer; (2) identifying the performance obligations in the contracts; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations in the contract; and (5) recognizing revenue when the corresponding performance obligation is satisfied.

Revenue derived from testing services is recognized when testing services are rendered. Revenue generated from sale of products in the manufacturing and distribution segments are recognized when persuasive evidence of an arrangement exists, delivery of the products has occurred, customer acceptance has been obtained (which means the significant risks and rewards of ownership have been transferred to the customer), the price is fixed or determinable and collectability is reasonably assured. Certain customers can request for installation and training services to be performed for certain products sold in the manufacturing segment. These services are mainly on helping customers with the test runs of the machines sold and are considered a separate performance obligation. Such services can be provided by other entities as well and these do not significantly modify the product. The Company recognizes the revenue at point in time when the Company has satisfied its performance obligation.

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

The Company’s management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. The Company includes any account balances that are determined to be uncollectible, along with a general reserve, in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to management, the Company believed that its allowance for doubtful accounts was adequate as of June 30, 2019 and 2018.

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

Term Deposits — Term deposits consist of bank balances and interest-bearing deposits having maturities of 3 to 6 months. As of June 30, 2019, the Company held approximately $1,426 of unrestricted term deposits in the Company’s Malaysia subsidiary and $113 of unrestricted term deposits in the Company’s 100% owned Thailand subsidiary, which were denominated in RM and Thai baht, as compared to $548 and $105 as of June 30, 2018. As of June 30, 2019, the Company held approximately $1,876 of unrestricted term deposits in the Company’s 100% owned Trio-Tech International Pte. Ltd., which were denominated in Singapore currency, and $728 of unrestricted term deposits in the Company’s 100% owned China subsidiary, which were denominated in RMB.

Restricted Term Deposits — The Company held certain term deposits in the Singapore and Malaysia operations which were considered restricted as they were held as security against certain facilities granted by the financial institutions. As of June 30, 2019 the Company held approximately $1,478 of restricted term deposits in the Company’s 100% owned Trio-Tech International Pte. Ltd., which were denominated in Singapore currency, and $228 of restricted term deposits in the Company’s 55% owned Malaysian subsidiary, which were denominated in RM, as compared to June 30, 2018 when the Company held approximately $1,468 of restricted term deposits in the Company’s 100% owned Trio-Tech International Pte. Ltd., which were denominated in Singapore currency, and $227 of restricted term deposits in the Company’s 55% owned Malaysian subsidiary, which were denominated in the currency of Malaysia.

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

The Company’s management expects that in the normal course of business, operating leases will be renewed or replaced by other leases. The future minimum operating lease payments, for which the Company is contractually obligated as of June 30, 2019, are disclosed in these notes to the consolidated financial statements.

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

Retained Earnings — It is the intention of the Company to reinvest earnings of its foreign subsidiaries in the operations of those subsidiaries. These taxes are undeterminable at this time. The amount of earnings retained in subsidiaries was $14,019 and $12,393 at June 30, 2019 and 2018, respectively.

Research and Development Costs — The Company incurred research and development costs of $345 and $451 in fiscal year 2019 and in fiscal year 2018, respectively, which were charged to operating expenses as incurred.

Stock Based Compensation — Under ASC Topic 718, Compensation – Stock Compensation (“ASC Topic 718”), stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award using an option pricing model for stock options (Black-Scholes) and market price for restricted stock units, and is recognized as expense over the employee’s requisite service period.

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

Investments — The Company analyzes its investments to determine if it is a variable interest entity (a “VIE”) and would require consolidation. The Company (a) evaluates the sufficiency of the total equity at risk, (b) reviews the voting rights and decision-making authority of the equity investment holders as a group, and whether there are any guaranteed returns, protection against losses, or capping of residual returns within the group, and (c) establishes whether activities within the venture are on behalf of an investor with disproportionately few voting rights in making this VIE determination. The Company would consolidate an investment that is determined to be a VIE if it was the primary beneficiary. The primary beneficiary of a VIE is determined by a primarily qualitative approach, whereby the variable interest holder, if any, has the power to direct the VIE’s most significant activities and is the primary beneficiary. A new accounting standard became effective and changed the method by which the primary beneficiary of a VIE is determined. Through a primarily qualitative approach, whereby the variable interest holder, if any, who has the power to direct the VIE’s most significant activities and is the primary beneficiary. To the extent that the investment does not qualify as VIE, the Company further assesses the existence of a controlling financial interest under a voting interest model to determine whether the investment should be consolidated.

Equity Method — The Company analyzes its investments to determine if they should be accounted for using the equity method. Management evaluates both Common Stock and in-substance Common Stock to determine whether they give the Company the ability to exercise significant influence over operating and financial policies of the investment even though the Company holds less than 50% of the Common Stock and in-substance Common Stock. The net income of the investment, if any, will be reported as “Equity in earnings of unconsolidated joint ventures, net of tax” in the Company’s consolidated statements of operations and comprehensive income.

Cost Method — Investee companies not accounted for under the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, the Company’s share of the earnings or losses of such Investee companies is not included in the consolidated balance sheet or statements of operations and comprehensive income or loss. However, impairment charges are recognized in the consolidated statements of operations and comprehensive income or loss. If circumstances suggest that the value of the investee Company has subsequently recovered, such recovery is not recorded.

Loan Receivables from Property Development Projects — The loan receivables from property development projects are classified as current asset, carried at face value and are individually evaluated for impairment. The allowance for loan losses reflects management’s best estimate of probable losses determined principally on the basis of historical experience and specific allowances for known loan accounts. All loans or portions thereof deemed to be uncollectible or to require an excessive collection cost are written off to the allowance for losses.

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

Contingent Liabilities — Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

2. NEW ACCOUNTING PRONOUNCEMENTS

The amendments in ASU 2018-18 ASC Topic 808: Collaborative Arrangements: Clarifying the Interaction between Topic 808 and Topic 606 provide more comparability in the presentation of revenue for certain transactions between collaborative arrangement participants. The amendments allow organizations to only present units of account in collaborative arrangements that are within the scope of the revenue recognition standard together with revenue accounted for under the revenue recognition standard. The parts of the collaborative arrangement that are not in the scope of the revenue recognition standard should be presented separately from revenue accounted for under the revenue recognition standard. The amendments are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. While early application is permitted, including adoption in an interim period, the Company has not elected to early adopt. The Company is currently evaluating the potential impact of this accounting standard update on its consolidated financial statements.

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

The amendments in ASU 2018-09 Codification Improvements represent changes to clarify, correct errors in, or make minor improvements to the Codification, eliminating inconsistencies and providing clarifications in current guidance. The amendments in this ASU include those made to: Income Statement-Reporting Comprehensive Income-Overall; Debt-Modifications and Extinguishments; Distinguishing Liabilities from Equity-Overall; Compensation-Stock Compensation-Income Taxes; Business Combinations-Income Taxes; Derivatives and Hedging-Overall; Fair Value Measurement-Overall; Financial Services-Brokers and Dealers-Liabilities; and Plan Accounting-Defined Contribution Pension Plans-Investments-Other. The amendments are effective for all entities for annual periods beginning after December 15, 2018, and thus will be effective for the company for the fiscal year that commenced July 1, 2019 and will end June 30, 2020. The Company has completed the assessment for this update, apart from subtopic 718-740 Compensation-Stock Compensation, other subtopics in this update are not applicable to the Company. The Company has concluded that the subtopic 718-740 has no significant impact to the Company’s consolidated statements of operations and comprehensive income.

The amendments in ASU 2018-02 ASC Topic 220: Income Statement – Reporting Comprehensive Income provide financial statement preparers with an option to reclassify stranded tax effects within Accumulated Other Comprehensive Income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. The amendments in ASC Topic 220 are effective for public business entities for fiscal years beginning after December 15, 2018, and thus will be effective for the company for the fiscal year that commenced July 1, 2019 and will end June 30, 2020. . The Company has completed the assessment and concluded that this update has no significant impact to the Company’s consolidated statements of operations and comprehensive income.

The amendments in ASU2017-11: Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815) are effective for public companies for annual periods beginning after December 15, 2018, and thus will be effective for the company for the fiscal year that commenced July 1, 2019 and will end June 30, 2020. The Company has completed the assessment and concluded that this update has no impact to the Company’s EPS calculation.

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

The amendments in ASU 2019-05 ASC Topic 326: Financial Instruments — Credit Losses (“ASC Topic 326”): Targeted Transition Relief is issued to provide option to measure certain types of assets at fair value which allows companies to irrevocably elect, upon adoption of ASU 2016-13, the fair value option on financial instruments that (1) were previously recorded at amortized cost and (2) are within the scope of ASC 326-20 if the instruments are eligible for the fair value option under ASC 825-10. The amendments in ASU 2018-19 ASC Topic 326: Codification Improvements to Financial Instruments – Credit Losses clarify that receivables arising from operating leases are not within the scope of the credit losses standard, but rather, should be accounted for in accordance with the lease’s standard. The amendments in ASU 2016-13 ASC Topic 326: Financial Instruments — Credit losses (“ASC Topic 326”) are issued for the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. For public companies that are SEC filers, ASC Topic 326 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. While early application will be permitted for all organizations for fiscal years and interim periods within those fiscal years, beginning after December 15, 2018, the Company has not yet determined if it will early adopt. The Company is currently evaluating the potential impact of this accounting standard update on its consolidated financial statements.

In February 2016, the FASB issued an ASU 2016-12 ASC Topic 842: Leases, which amends a number of aspects of the existing accounting standards for leases which require lessees to recognize operating leased assets and corresponding liabilities on the balance sheet for all leases with lease terms of more than 12 months. In July 2018, ASU 2018-10: Codification Improvements to Leases addressed stakeholders’ questions about how to apply certain aspects of the new guidance in Accounting Standards Codification (ASC) 842: Leases. The clarifications address the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments. Besides, the amendments in ASU 2018-11 ASC Topic 842: Leases: Targeted Improvements related to transition relief on comparative reporting at adoption affect all entities with lease contracts that choose the additional transition method and separating components of a contract affect only lessors whose lease contracts qualify for the practical expedient. In July 2018, the amendments in ASU 2018-20 ASC Topic 842: Leases: Narrow-Scope Improvements for Lessors addressed the following issues facing lessors when applying this lease standard: (1) sales taxes and other similar taxes collected from lessees, (2) certain lessor costs and (3) recognition of variable payments for contracts with lease and non-lease components. On March 5, 2019, ASU 2019-01 issued to exempt both lessees and lessors from having to provide certain interim disclosures in the fiscal year in which a company adopts the new leases standard. The amendments are effective for all entities for fiscal years beginning after December 15, 2018, and thus will be effective for the company for the fiscal year that commenced July 1, 2019 and will end June 30, 2020. . The Company will adopt these standards starting in the first quarter of fiscal year 2020 on a modified retrospective approach at the beginning of the period through a cumulative-effect adjustment. The Company has completed its preliminary impact evaluation of the new lease accounting standard on its consolidated financial statement and expects to recognize new right-of-use assets and lease liabilities of approximately $790 to $840 on the consolidated balance sheet. The Company does not expect the change to have a material impact on the consolidated statements of income and the consolidated statements of cash flows. Further, upon adoption, the Company will expand its financial statement disclosures to present additional details of its leasing arrangements.

Other new pronouncements issued but not yet effective until after June 30, 2019 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

3. TERM DEPOSITS

	June 30, 2019	June 30, 2018

Short-term deposits	$4,143	$606
Currency translation effect on short-term deposits	1	47
Total short-term deposits	4,144	653
Restricted term deposits	1,701	1,664
Currency translation effect on restricted term deposits	5	31
Total restricted term deposits	1,706	1,695
Total Term deposits	$5,850	$2,348

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

Senior management reviews trade accounts receivable on a periodic basis to determine if any receivables will potentially be uncollectible. Management includes any trade accounts receivable balances that are determined to be uncollectible in the allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to us, management believed the allowance for doubtful accounts as of June 30, 2019 and June 30, 2018 was adequate.

The following table represents the changes in the allowance for doubtful accounts:
	For the Year Ended June 30,
	2019	2018
Beginning	$259	$247
Additions charged to expenses	94	8
Recovered	(84)	(1)
Write-off	-	-
Currency translation effect	(6)	5
Ending	$263	$259

5. LOANS RECEIVABLE FROM PROPERTY DEVELOPMENT PROJECTS

The following table presents TTCQ’s loans receivable from property development projects in China as of June 30, 2019 and as of June 30, 2018. The exchange rate is based on the historical rate published by the Monetary Authority of Singapore as on March 31, 2015, since the net loan receivable was “nil” as at June 30, 2019 and as at June 30, 2018.

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

On November 1, 2010, TTCQ entered into a Memorandum Agreement with JiangHuai Property Development Co. Ltd. (“JiangHuai”) to invest in their property development projects (Project - Yu Jin Jiang An) located in Chongqing City, China. Due to the short-term nature of the investment, the amount was classified as a loan based on ASC Topic 310-10-25 Receivables, amounting to RMB 2,000, or approximately $325. The loan was renewed and it, expired on May 31, 2013. TTCQ did not generate other income from JiangHuai for the fiscal years ended June 30, 2019 and June 30, 2018. Based on TTI’s financial policy, a provision for doubtful receivables of $325 on the investment in JiangHuai was recorded during the second quarter of fiscal 2014. TTCQ is in the legal process of recovering the outstanding amount of $325.

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

6. INVENTORIES

Inventories consisted of the following:
	For the Year Ended June 30,
	2019	2018

Raw materials	$1,190	$1,153
Work in progress	1,306	1,947
Finished goods	591	505
Less: provision for obsolete inventory	(673)	(695)
Currency translation effect	13	20
	$2,427	$2,930

The following table represents the changes in provision for obsolete inventory:
	For the Year Ended June 30,
	2019	2018

Beginning	$695	$686
Additions charged to expenses	17	9
Usage - disposition	(42)	(5)
Currency translation effect	3	5
Ending	$673	$695

7. ASSETS HELD FOR SALE

Penang Property

During the fourth quarter of 2015, the operations in Malaysia planned to sell its factory building in Penang, Malaysia. In accordance with ASC Topic 360, during fiscal year 2015 the property was reclassified from investment property, which had a net book value of RM 371, or approximately $98, to assets held for sale, since there was an intention to sell the factory building. In May 2015, Trio-Tech Malaysia was approached by a potential buyer to purchase the factory building. On September 14, 2015, application to sell the property was rejected by Penang Development Corporation (PDC). The rejection was because the business activity of the purchaser was not suitable to the industry that is being promoted on said property. PDC made an offer to purchase the property, which was not at the expected value and the offer expired on March 28, 2016 and no further conversations with PDC have occurred since. Management received an expression of interest from a potential buyer in acquiring the property during second quarter of fiscal year 2019 and the sale was under negotiation with the potential buyer during third quarter of fiscal year 2019. Sales and Purchase Agreement was finalized with the potential buyer during fourth quarter of fiscal year 2019. The completion of the sale is subject to the approval by Penang Development Corporation. The net book value of the building was RM371, or $89, as at June 30, 2019 and RM371, or $91, as at June 30, 2018.

The following table presents the Company’s assets held for sale in Malaysia as of June 30, 2019 and June 30, 2018. The exchange rate is based on the exchange rate as of June 30, 2015 published by the Monetary Authority of Singapore.

			For the Year Ended June 30,
			2019	2018
	Investment Date / Reclassification Date	Investment Amount	Investment Amount	Investment Amount
		(RM)	(U.S. Dollars)	(U.S. Dollars)
Penang Property Reclassification from investment property	June 30, 2015	681	181	181
Currency translation		-	(15)	(13)
		681	166	168
Accumulated depreciation on rental property	June 30, 2015	(310)	(83)	(83)
Currency translation		-	6	6
		(310)	(77)	(77)
Net investment in rental property - Malaysia		371	89	91

8. INVESTMENTS

During the second quarter of fiscal year 2011, the Company entered into a joint venture agreement with JiaSheng to develop real estate projects in China. The Company invested RMB 10,000, or approximately $1,606 for a 10% interest in the newly formed joint venture, which was incorporated as a limited liability company, Chong Qing Jun Zhou Zhi Ye Co. Ltd. (the “joint venture”), in China. The Company would receive a fee of RMB 10,000, or approximately $1,606 for the services rendered in connection with bidding in certain real estate projects from the local government. Upon signing of the agreement, JiaSheng paid the Company RMB 5,000 in cash, or approximately $803. The remaining RMB 5,000, which was not recorded as a receivable as the Company considered the collectability uncertain, would be paid over 72 months commencing in 36 months from the date of the agreement when the joint venture secured a property development project stated inside the joint venture agreement. The Company considered the RMB 5,000, or approximately $803 received in cash from JiaSheng, the controlling venturer in the joint venture, as a partial return of the Company’s initial investment, resulting in a net investment of RMB 5,000 as of March 31, 2014. The Company further reduced its investments by RMB 137, or approximately $20, towards the losses from operations incurred by the joint venture, resulting in a net investment of RMB 4,863, or approximately $708 based on exchange rate as of June 30, 2019. Except as otherwise noted, transaction amounts in this note are translated into US dollars at the historical exchange rate.

During the second quarter of fiscal year 2014, TTCQ decided to dispose of its 10% interest in the joint venture after TTCQ revalued certain monetary risks relating to the development of the project. On October 2, 2013, TTCQ entered into a share transfer agreement (the “Share Transfer Agreement”) with Zhu Shu. Based on the agreement, the purchase price was to be paid by (1) RMB 10,000 worth of commercial property in Chongqing China, or approximately $1,634 consisting of commercial units measuring 668 square meters to be delivered in June 2016, and (2) the remaining RMB 8,000, or approximately $1,307 by cash consideration to be paid in sixteen quarterly equal instalments of RMB 500 per quarter commencing from January 2014. Based on ASC Topic 845 Non-monetary Consideration, the Company deferred the recognition of the gain on disposal of the 10% interest in joint venture investment until such time that the consideration is paid, so that the gain can be ascertained. The recorded value of the disposed investment amounting to $708 based on exchange rate as of June 30, 2019, is classified as “other assets” under non-current assets, because it is considered a down payment for the purchase of the commercial property in Chongqing. The first three instalments, amounting to RMB 500 each due in January 2014, April 2014 and July 2014, were all outstanding until the date of disposal of the investment in the joint venture. Out of the outstanding RMB 8,000, TTCQ received RMB 100 during May 2014. Except as otherwise noted, transaction amounts in this note are translated into US dollars at the historical exchange rate.

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
b) Commercial units measuring 668 square meters, as mentioned above; and
c) RMB 5,900 as part of the unrecognized cash consideration of RMB 8,000 relating to the disposal of the joint venture.

The consideration does not include the remaining outstanding amount of RMB 2,000, or approximately $326, which will be paid to TTCQ in cash.

The shop lots are to be delivered to TTCQ upon completion of the construction of the shop lots in the Singapore Themed Resort Project. The initial targeted date of completion was December 31, 2016. Based on discussions with the developers, the completion date is currently estimated to be December 31, 2021. The delay was primarily due to the time needed by the developers to work with various parties to inject sufficient funds into this project. Based on the available information, management believes that the developer is capable of working with new investors to complete certain phases of this project.

The Share Transfer Agreement (10% interest in the joint venture) was registered with the relevant authorities in China during October 2016.

9. INVESTMENT PROPERTIES

The following table presents the Company’s investment in properties in China as of June 30, 2019. The exchange rate is based on the market rate as of June 30, 2019.

	Investment Date / Reclassification Date	Investment Amount (RMB)	Investment Amount (U.S. Dollars)
Purchase of rental property – Property I – MaoYe Property	Jan 04, 2008	5,554	894
Currency translation		-	(87)
Reclassification as “Assets held for sale”	July 01, 2018	(5,554)	(807)
Reclassification from “Assets held for sale”	Mar 31, 2019	2,024	301
		2,024	301
Purchase of rental property – Property II - JiangHuai	Jan 06, 2010	3,600	580
Purchase of rental property – Property III - Fu Li	Apr 08, 2010	4,025	648
Currency translation		-	(124)
Gross investment in rental property		9,649	1,405
Accumulated depreciation on rental property	June 30, 2019	(6,075)	(890)
Reclassified as “Assets held for sale”	July 01, 2018	2,822	410
Reclassification from “Assets held for sale”	Mar 31, 2019	(1,029)	(143)
		(4,282)	(623)
Net investment in property – China		5,367	782

The following table presents the Company’s investment in properties in China as of June 30, 2018. The exchange rate is based on the market rate as of June 30, 2018.

	Investment Date	Investment Amount (RMB)	Investment Amount (U.S. Dollars)
Purchase of rental property – Property I - MaoYe Property	Jan 04, 2008	5,554	894
Purchase of rental property – Property II - JiangHuai	Jan 06, 2010	3,600	580
Purchase of rental property – Property III - Fu Li	Apr 08, 2010	4,025	648
Currency translation		-	(131)
Gross investment in rental property		13,179	1,991
Accumulated depreciation on rental property	June 30,2018	(5,596)	(845)
Net investment in property – China		7,583	1,146

The following table presents the Company’s investment in properties in Malaysia as of June 30, 2019 and June 30, 2018. The exchange rate is based on the exchange rate as of June 30, 2015 published by the Monetary Authority of Singapore.

	Investment Date	Investment Amount	Investment Amount
		(RM)	(U.S. Dollars)
Purchase of Penang Property	Dec 31, 2012	681	181
Currency translation		-	(15)
Reclassification as “Assets held for sale”	June 30, 2015	(681)	(166)
		-	-
Accumulated depreciation on rental property	June 30, 2015	(310)	(83)
Currency translation		-	6
Reclassified as “Assets held for sale”	June 30, 2015	(310)	(77)
Net investment in rental property - Malaysia		-	-

Rental Property I - MaoYe Property

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

During the first quarter of 2019, management decided to sell MaoYe Property, which is one of our earlier investment properties. In order to monetize the capital gain on property, TTCQ appointed a sole agent for 6 months as of September 1, 2018 to search for suitable buyers for this property. The Company has completed the sale of thirteen of the fifteen units constituting the MaoYe Property as of the end of third quarter 2019 which contributed the gain of $685. During the third quarter 2019, considering the current market conditions in China, management has decided not to sell the remaining two units of MaoYe properties and as of third quarter 2019, the properties were reclassified to investment property from assets held for sale.

Property purchased from MaoYe generated a rental income of $66 and $99 for the years ended June 30, 2019 and 2018, respectively.

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

Property purchased from JiangHuai generated a rental income of nil for both the years ended June 30, 2019 and 2018.

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

The two commercial properties were leased to third parties under two separate rental agreements. One of such leases provides for a rent increase of 5% every year on May 1, commencing in 2017 until the rental agreement expired on April 30, 2019. The rental agreement of this lease has been extended for 3 years, commencing from May 1, 2019 to April 30, 2021 with a term of rent increase of 6% every year.

For the other lease expired on March 31, 2018, TTCQ identified a new tenant and signed a new rental agreement (161 square meters at a monthly rent of RMB 62, or approximately $9) on November 1, 2018 which expires on October 31, 2019.

Property purchased from FuLi generated a rental income of $32 and $40 for the years ended June 30, 2019 and 2018, respectively.

Summary

Total rental income for all investment properties (Property I, II and III) in China was $98 for the year ended June 30, 2019, and $139 for the same period in the prior fiscal year.

Depreciation expenses for all investment properties in China were $86 and $102 for the years ended June 30, 2019 and 2018, respectively.

10. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	Estimated Useful	June 30,
	Life in Years	2019	2018
Building and improvements	3-20	$5,082	$5,070
Leasehold improvements	3-27	6,150	6,093
Machinery and equipment	3-7	26,140	24,138
Furniture and fixtures	3-5	1,111	1,029
Equipment under capital leases	3-5	928	928
Property, plant and equipment, gross		$39,411	$37,258
Less: accumulated depreciation		(25,083)	(23,440)
Accumulated amortization on equipment under capital leases		(808)	(795)
Total accumulated depreciation		$(25,891)	$(24,235)
Property, plant and equipment before currency translation effect, net		13,520	13,023
Currency translation effect		(1,361)	(1,088)
Property, plant and equipment, net		$12,159	$11,935

Depreciation and amortization expenses for property, plant and equipment during fiscal years 2019 and 2018 were $2,364 and $2,112, respectively.

11. OTHER ASSETS

Other assets consisted of the following:
	June 30,
	2019	2018

Down payment for purchase of investment properties	$1,645	$1,645
Down payment for purchase of property, plant and equipment	100	561
Deposits for rental and utilities	169	140
Currency translation effect	(164)	(97)
Total	$1,750	$2,249

12. LINES OF CREDIT

The carrying value of the Company’s lines of credit approximates its fair value, because the interest rates associated with the lines of credit are adjustable in accordance with market situations when the Company borrowed funds with similar terms and remaining maturities.

The Company’s credit rating provides it with readily and adequate access to funds in global markets.

As of June 30, 2019, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Expiration	Credit	Unused
Facility	Facility	Rate	Date	Limitation	Credit
Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Ranging from 1.85% to 5.5%	-	$4,213	$4,213
Trio-Tech (Tianjin) Co., Ltd.	Lines of Credit	5.22% to 6.3%	-	$1,492	$1,492
Universal (Far East) Pte. Ltd.	Lines of Credit	Ranging from 1.85% to 5.5%	-	$370	$183

As of June 30, 2018, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Expiration	Credit	Unused
Facility	Facility	Rate	Date	Limitation	Credit
Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Ranging from 1.6% to 5.5%	-	$4,183	$3,325
Trio-Tech (Tianjin) Co., Ltd.	Lines of Credit	5.22%	-	$1,511	$437
Universal (Far East) Pte. Ltd.	Lines of Credit	Ranging from 1.6% to 5.5%	-	$367	$256

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

13. ACCRUED EXPENSES

Accrued expenses consisted of the following:	For the Year Ended June 30,
	2019	2018

Payroll and related costs	1,354	1,545
Commissions	107	89
Customer deposits	46	17
Legal and audit	299	265
Sales tax	9	17
Utilities	120	130
Warranty	39	82
Accrued purchase of materials and property, plant and equipment	362	454
Provision for re-instatement	302	289
Deferred income	61	-
Contract Liabilities	501	31
Other accrued expenses	293	172
Currency translation effect	(7)	81
Total	$3,486	$3,172

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

	For the Year Ended June 30,
	2019	2018
Beginning	$82	$48
Additions charged to cost and expenses	15	64
Utilization / reversal	(58)	(30)
Currency translation effect	-	-
Ending	$39	$82

15. BANK LOANS PAYABLE

Bank loans payable consisted of the following:
	June 30, 2019	June 30, 2018
Note payable denominated in RM for expansion plans in Malaysia, maturing in August 2024, bearing interest rate at bank’s lending rate minus 2% and 5.00% at June 30, 2019 and June 30, 2018 per annum, with monthly payments of principal plus interest through August 2024, collateralized by the acquired building with a carrying value of $2,683 and $2,809, as at June 30, 2019 and June 30, 2018, respectively.	$2 ,696	$1,615

Note payable denominated in U.S. dollars for expansion plans in Singapore and its subsidiaries, maturing in April 2020, bearing interest at the bank’s lending rate (3.96% for June 30, 2019 and June 30, 2018, respectively) with monthly payments of principal plus interest through April 2017. This note payable is secured by plant and equipment with a carrying value of $148 and $187 as of June 30, 2019 and June 30, 2018, respectively.	142	293

Total bank loans payable	2,838	1,908

Current portion of bank loan payable	494	380
Currency translation effect on current portion of bank loan	(6)	(13)
Current portion of bank loan payable	488	367
Long term portion of bank loan payable	2,344	1,528
Currency translation effect on long-term portion of bank loan	(52)	(91)
Long term portion of bank loans payable	$2,292	$1,437

Future minimum payments (excluding interest) as of June 30, 2019 were as follows:

2020	$488
2021	362
2022	380
2023	399
2024	407
Thereafter	744
Total obligations and commitments	$2,780

Future minimum payments (excluding interest) as of June 30, 2018 were as follows:

2019	$367
2020	372
2021	242
2022	254
2023	267
Thereafter	302
Total obligations and commitments	$1,804

16. COMMITMENTS AND CONTINGENCIES

The Company leases certain facilities and equipment under long-term agreements expiring at various dates through fiscal year 2019 and thereafter. Certain leases require the Company to pay real estate income tax and insurance and provide for escalation of lease costs based on certain indices.

Future minimum payments under capital leases and non-cancelable operating leases and net rental income under non-cancelable sub-leased properties as of June 30, 2019 were as follows:

			Sub-lease	Net
For the Year Ending June 30,	Capital Leases	Operating Leases	Rental (Income)	Operating Leases
2020	$283	$646	$(26)	$620
2021	187	216	-	216
2022	143	47	-	47
2023	68	1	-	1
2024	44	-	-	-
Total future minimum lease payments	$725	$910	$(26)	$884
Less: amount representing interest	-
Present value of net minimum lease payments	725
Less: current portion of capital lease obligations	283
Long-term obligations under capital leases	$442

Future minimum payments under capital leases and non-cancelable operating leases and net rental income under non-cancelable sub-leased properties as of June 30, 2018 were as follows:

			Sub-lease	Net
For the Year Ending June 30,	Capital Leases	Operating Leases	Rental (Income)	Operating Leases
2019	$250	$717	$(26)	$691
2020	249	531	(26)	505
2021	150	44	-	44
2022	102	-	-	-
2023	23	-	-	-
Total future minimum lease payments	$774	$1,292	$(52)	$1,240
Less: amount representing interest	-
Present value of net minimum lease payments	774
Less: current portion of capital lease obligations	250
Long-term obligations under capital leases	$524

The Company purchased equipment under the capital lease agreements with rates ranging from 1.88% to 7.50% for fiscal years 2019 and 2018. These agreements mature ranging from July 2019 to Jan 2024.

Total rental expense on all operating leases, cancelable and non-cancelable, amounted to $708 and $703 in fiscal years 2019 and 2018, respectively.

Trio-Tech (Malaysia) Sdn. Bhd. has a capital commitment for the purchase of equipment and other related infrastructure costs amounting to RM 18, or approximately $4 based on the exchange rate on June 30, 2019 as compared to RM 62, or approximately $16 for the last fiscal year.

Trio-Tech Tianjin Co. Ltd has capital commitments for the purchase of equipment and other related infrastructure costs amounting to RMB 397, or approximately $58 based on the exchange rate on June 30, 2019 as compared to RMB 3,927, or approximately $593 based on the exchange rate on June 30, 2018.

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

17. FAIR VALUE OF FINANCIAL INSTRUMENTS APPROXIMATE CARRYING VALUE

In accordance with ASC Topic 825 and 820, the following presents assets and liabilities measured and carried at fair value and classified by level of fair value measurement hierarchy:

There were no transfers between Levels 1 and 2 during the fiscal year ended June 30, 2019 or for the same period in the prior fiscal year.

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

18. CONCENTRATION OF CUSTOMERS

The Company had one major customer that accounted for the following revenue and trade accounts receivable:

	For the Year Ended June 30,
	2019	2018
Revenue
- Customer A	41.9%	51.4%
- Customer B	11.4%	9.3%

Trade Accounts Receivable
- Customer A	41.3%	57.9%
- Customer B	3.3%	1.3%

19. BUSINESS SEGMENTS

In fiscal year 2019, the Company operated in four segments; the testing service industry (which performs structural and electronic tests of semiconductor devices), the designing and manufacturing of equipment (assembly of equipment tests the structural integrity of integrated circuits and other products), distribution of various products from other manufacturers in Singapore and Asia and the real estate segment in China.

The revenue allocated to individual countries was based on where the customers were located. The allocation of the cost of equipment, the current year investment in new equipment and depreciation expense have been made on the basis of the primary purpose for which the equipment was acquired.

All inter-segment sales were sales from the manufacturing segment to the testing and distribution segment. Total inter-segment sales were $484 in fiscal year 2019 and $879 in fiscal year 2018. Corporate assets mainly consisted of cash and prepaid expenses. Corporate expenses mainly consisted of stock option expenses, salaries, insurance, professional expenses and directors' fees. Corporate expenses are allocated to the four segments on a pre-determined fixed amount calculated based on the annual budgeted sales, except the Malaysia operation, which is calculated based on actual sales. The following segment information table includes segment operating income or loss after including corporate expenses allocated to the segments, which gets eliminated in the consolidation.
Business Segment Information:
	Year		Operating		Depr.
	Ended	Net	Income	Total	and	Capital
	June 30,	Revenue	(Loss)	Assets	Amort.	Expenditures
Manufacturing	2019	$14,889	$575	$9,576	$120	$52
	2018	$15,978	$548	$8,549	$115	$143

Testing Services	2019	16,760	(164)	22,182	2,244	2,789
	2018	19,391	1,522	23,480	1,997	2,166

Distribution	2019	7,451	598	785	-	-
	2018	6,853	475	789	-	-

Real Estate	2019	98	(92)	3,826	86	-
	2018	139	(56)	3,521	102	-

Fabrication	2019	-	-	27	-	-
Services*	2018	-	-	27	-	-

Corporate &	2019	-	(123)	131	-	-
Unallocated	2018	-	(301)	108	-	-

Total Company	2019	$39,198	$794	$36,527	$2,450	$2,841
	2018	$42,361	$2,188	$36,474	$2,214	$2,309

* Fabrication services is a discontinued operation.

20. OPERATING LEASES

Operating leases arise from the leasing of the Company’s commercial and residential real estate investment property. Initial lease terms generally range from 12 to 60 months. Depreciation expense for assets subject to operating leases is taken into account primarily on the straight-line method over a period of twenty years in amounts necessary to reduce the carrying amount of the asset to its estimated residual value. Depreciation expenses relating to the property held as investments in operating leases was $86 and $102 for fiscal years 2019 and 2018, respectively.

Future minimum rental income in China to be received from fiscal year 2020 to fiscal year 2021 on non-cancellable operating leases is contractually due as follows as of June 30, 2019:

2020	$121
2021	35
$156

Future minimum rental income in China to be received from fiscal year 2019 to fiscal year 2021 on non-cancellable operating leases is contractually due as follows as of June 30, 2018:

2019	$137
2020	121
2021	35
$293

21. OTHER INCOME, NET

Other income, net consisted of the following:
	For the Year Ended June 30,
	2019	2018
Interest income	100	50
Other rental income	113	110
Exchange gain / (loss)	(135)	(160)
Government grant	77	126
Bad debt recovery	2	-
Other miscellaneous income	92	209
Total	$249	$335

22. INCOME TAXES

Income before provision for income taxes consists of the following:

	For the Year Ended June 30,
	2019	2018
United States	(308)	(180)
International	1,717	2,470
Total	$1,409	$2,290

The components of the provision for income taxes are as follows:

	For the Year Ended June 30,
	2019	2018
Current:
Federal	$(337)	$900
State	2	2
Foreign	289	79
	$(46)	$981
Deferred:
Federal	$-	$-
State	-	-
Foreign	4	6
	4	6
Total provisions	$(42)	$987

A reconciliation of income tax expense compared to the amount of income tax expense that would result by applying the U.S. federal statutory income tax rate to pre-tax income is as follows:

	For the Year Ended June 30,
	2019	2018
Statutory federal tax rate	21.00%	(27.55)%
State taxes, net of federal benefit	(0.22)	(6.00)
Permanent items and credits	11.23	-
Foreign rate differential	(4.76)	32.98
Other	4.71	(1.45)
Changes in valuation allowance	(11.11)	4.01
Tax reform related to one-time repatriation tax	(23.83)	(45.0)
Effective rate	(2.98)%	(43.10)%

The provision for income taxes has been determined based upon the tax laws and rates in the countries in which we operate. The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining the provision for income taxes and income tax assets and liabilities, including evaluating uncertainties in the application of accounting principles and complex tax laws.

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

As the Company has a June 30 fiscal year end, the lower corporate income tax rate was phased in as of January 1, 2018, resulting in a lower US statutory federal rate. In accordance with Section 15 of the Internal Revenue Code, the Company applied a blended U.S. statutory federal income tax rate of 27.55% in computing the tax provision for the year ended June 30, 2018. Accounting Standard Codification (“ASC”) 740 requires filers to record the effect of tax law changes in the period enacted. The Company recognized income tax expenses of $900 related to the one-time deemed repatriation as of June 30, 2018. No expenses were recognized related to the deferred tax re-measurement and minimum tax on low tax foreign earnings. The SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) that permits filers to record provisional amounts during a measurement period ending no later than one year from the date of enactment. As of Dec 31, 2018, the Company’s accounting for the Tax Act is complete.  The provision for income taxes for the year ended June 30, 2019 includes a $145 decrease from the completion of our provisional accounting for the effects of the Tax Act under SAB 118. The decrease is associated with the one-time mandatory repatriation tax of certain post-1986 earnings and profits that were deferred from U.S. taxation by the Company’s foreign subsidiaries. The Company filed its US federal income tax return during Q4, which included the $755 one-time repatriation tax as well as utilization of net operating losses and tax credits amounting to $192 which was not finalized until the filing of the return.

Due to the enactment of Tax Act, the Company is subject to a tax on global intangible low-taxed income (“GILTI”).  GILTI is a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. Companies subject to GILTI have the option to account for the GILTI tax as a period cost if and when incurred, or to recognize deferred taxes for temporary differences including outside basis differences expected to reverse as GILTI. The Company has elected to account for GILTI as a period cost, and therefore has included GILTI expense in its effective tax rate calculation for the year ended June 30, 2019.

The Company accrues penalties and interest related to unrecognized tax benefits when necessary as a component of penalties and interest expenses, respectively. The Company had no unrecognized tax benefits or related accrued penalties or interest expenses at June 30, 2019.

The Company has maintained an indefinite reinvestment assertion as of June 30, 2019.  Accordingly, no deferred taxes related to withholding taxes or unrealized foreign currency gains or losses have been recorded.

In assessing the ability to realize the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on these criteria, management believes it is more likely than not the Company will not realize the benefits of the federal, state, and foreign deductible differences. Accordingly, a full valuation allowance has been established.

Temporary differences that give rise to a significant portion of deferred tax assets and deferred tax liabilities is as follows for the year ended June 30:

	For the Year Ended June 30,
	2019	2018
Deferred tax assets:
Net operating losses and credits	$363	$633
Inventory valuation	64	69
Provision for bad debts	296	112
Accrued vacation	94	3
Accrued expenses	325	629
Fixed asset basis	23	-
Investment in subsidiaries	-	61
Unrealized gain	55	4
Other	73	3
Total deferred tax assets	$1,293	$1,514

Deferred tax liabilities:
Depreciation	(390)	(324)
Others	(78)	-
Total deferred income tax liabilities	$(468)	$(324)

Subtotal	825	1,190
Valuation allowance	(762)	(1,117)
Net deferred tax assets	$63	$73

Presented as follows in the balance sheets:
Deferred tax assets	390	400
Deferred tax liabilities	(327)	(327)
Net deferred tax assets	$63	$73

The valuation allowance decreased by $355 and $293 in fiscal year 2019 and 2018, respectively.

At June 30, 2019, the Company had no federal net operating loss carry-forwards and state net operating loss carryforward of $867, which expire through 2038. These carryovers may be subject to limitations under I.R.C. Section 382. The Company also had tax credit carry-forward of approximately $49 for U.S. federal income tax purposes expiring through 2020. Management of the Company is uncertain whether it is more likely than not that these future benefits will be realized. Accordingly, a full valuation allowance was established.

Generally, U.S. federal, state, and foreign authorities may examine the Company’s tax returns for three years, four years, and five years, respectively, from the date an income tax return is filed. However, the taxing authorities may continue to adjust the Company’s net operating loss carryforwards until the statute of limitations closes on the tax years in which the net operating losses are utilized.

23. UNRECOGNIZED TAX BENEFITS

The Company adopted ASC Topic 740, Accounting for Income Taxes - Interpretation of Topic 740.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at June 30, 2019 and June 30, 2018	$ (250)

The Company accrues penalties and interest on unrecognized tax benefits as a component of penalties and interest expenses, respectively. The Company has not accrued any penalties or interest expense relating to the unrecognized benefits at June 30, 2019 and June 30, 2018.

The major tax jurisdictions in which the Company files income tax returns are the U.S., Singapore, China and Malaysia. The statute of limitations, in general, is open for years 2011 to 2018 for tax authorities in those jurisdictions to audit or examine income tax returns. The Company is under annual review by the governments of Singapore, Malaysia, China, and Thailand. However, the Company is not currently under tax examination in any other jurisdiction including the United States.

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

The Company allocates the transaction price to each performance obligation on a relative standalone selling price basis (“SSP”). Determining the SSP for each distinct performance obligation and allocation of consideration from an arrangement to the individual performance obligations and the appropriate timing of revenue recognition are significant judgments with respect to these arrangements. The Company typically establishes the SSP based on observable prices of products or services sold separately in comparable circumstances to similar clients. The Company may estimate SSP by considering internal costs, profit objectives and pricing practices in certain circumstances.

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

Not all of the indicators need to be met for the Company to conclude that control has transferred to the customer. In circumstances in which revenue is recognized prior to the product acceptance, the portion of revenue associated with its performance obligations of product installation and training services are deferred and recognized upon acceptance.

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

Testing

The Company rendered testing services to manufacturers and purchasers of semiconductors and other entities who either lack testing capabilities or whose in-house screening facilities are insufficient. The Company primarily derives testing revenue from burn-in services, manpower supply and other associated services. SSP is directly observable from the sales orders. Revenue is allocated to performance obligations satisfied at a point in time depending upon terms of the sales order. Generally, there is no other performance obligation other than what has been stated inside the sales order for each of these sales.

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

Contract assets were recorded under other receivable while contract liabilities were recorded under accrued expenses in the balance sheet.

The following table summarizes the effects of adopting ASU 2014-09 as an adjustment to the opening balance.

	Balance as of June 30, 2018	Adjustment for (ASC 606)	Opening as of July 1, 2018
Assets
Trade Accounts Receivable	8,007	(260)	7,747

Other Receivables
Others	621	-	621
Contract Assets	-	260	260
Total	621	260	881

	Balance as of June 30, 2018	Adjustment for (ASC 606)	Opening as of July 1, 2018
Liabilities
Accounts Payable	3,704	-	3,704

Accrued Expenses
Others	3,172	(31)	3,141
Contract Liabilities	-	31	31
Total	3,172	-	3,172

The following table is the reconciliation of contract balances.

	June 30, 2019 (Audited) $	July 1, 2018 (Audited) $
Trade Accounts Receivable	7,113	7,747
Trade Accounts Payable	3,272	3,704
Contract Assets	419	260
Contract Liabilities	501	31

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

As at June 30, 2019, the aggregate amount of the transaction price allocated to RPO related to customer contracts that are unsatisfied or partially unsatisfied was $1,038. Given the profile of contract terms, approximately 23.5% percent of this amount is expected to be recognized as revenue over the next two years, approximately 76.5% percent between three and five years.

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

Options to purchase 673,500 shares of Common Stock at exercise prices ranging from $2.69 to $5.98 per share were outstanding as of June 30, 2019. No outstanding options were excluded in the computation of diluted EPS for fiscal year 2019 since all options were dilutive.

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

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted EPS for the years presented herein:

	For the Year Ended June 30,
	2019	2018

Income attributable to Trio-Tech International common shareholders from continuing operations, net of tax	$1,548	$1,197
Loss attributable to Trio-Tech International common shareholders from discontinued operations, net of tax	$(3)	$(13)

Net Income attributable to Trio-tech International common shareholders	1,545	1,184

Weighted average number of common shares outstanding - basic	3,673	3,553
Dilutive effect of stock options	89	218
Number of shares used to compute earnings per share - diluted	3,762	3,771

Basic Earnings per Share:
Basic earnings per share from continuing operations attributable to Trio-Tech International	$0.42	$0.34
Basic loss per share from discontinued operations attributable to Trio-Tech International	$-	$(0.01)

Basic Earnings per Share from Net Income Attributable to Trio-Tech International	$0.42	$0.33

Diluted Earnings per Share:
Diluted earnings per share from continuing operations attributable to Trio-Tech International	$0.41	$0.32
Diluted loss per share from discontinued operations attributable to Trio-Tech International	-	(0.01)

Diluted Earnings per Share from Net Income Attributable to Trio-Tech International	$0.41	$0.31

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

Assumptions

The fair value for the options granted were estimated using the Black-Scholes option pricing model with the following weighted average assumptions, assuming no expected dividends:

	For the Year Ended June 30,
	2019	2018
Expected volatility	45.38% to 97.48%	47.29% to 104.94%
Risk-free interest rate	0.30% to 2.35%	0.30% to 0.78%
Expected life (years)	2.5 -3.25	2.50

The expected volatilities are based on the historical volatility of the Company’s stock. Due to higher volatility, the observation is made on a daily basis for the twelve months ended June 30, 2019. The observation period covered is consistent with the expected life of options. The expected life of the options granted to employees has been determined utilizing the “simplified” method as prescribed by ASC Topic 718 Stock Based Compensation, which, among other provisions, allows companies without access to adequate historical data about employee exercise behavior to use a simplified approach for estimating the expected life of a "plain vanilla" option grant. The simplified rule for estimating the expected life of such an option is the average of the time to vesting and the full term of the option. The risk-free rate is consistent with the expected life of the stock options and is based on the United States Treasury yield curve in effect at the time of grant.

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

The Company granted options to purchase 76,000 shares of its Common Stock to employees pursuant to the 2017 Employee Plan during the twelve months ended June 30, 2019.

There were no stock options exercised during the twelve months ended June 30, 2019. The Company recognized stock-based compensation expenses of $18 and $29 in the three and twelve months ended June 30, 2019 under the 2017 Employee Plan. The balance of unamortized stock-based compensation of $14 based on fair value on the grant date related to options granted under the 2017 Employee Plan is to be recognized over a period of three years. The weighted-average remaining contractual term for non-vested options was 2.37 years.

As of June 30, 2019, there were vested employee stock options granted under the 2017 Employee Plan covering a total of 49,000 shares of Common Stock. The weighted-average exercise price was $4.97, and the weighted average contractual term was 4.11 years. The total fair value of vested employee stock options as of June 30, 2019 was $244.

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

As of June 30, 2018 there were vested employee stock options that were exercisable covering a total of 15,000 shares of Common Stock. The weighted-average exercise price was $5.98 and the weighted average contractual term was 4.73 years. The total fair value of vested employee stock options was $90.

A summary of option activities under the 2017 Employee Plan during the twelve-month period ended June 30, 2019 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2018	60,000	$5.98	4.73	$-
Granted	76,000	3.38	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at June 30, 2019	136,000	4.53	4.28	-
Exercisable at June 30, 2019	49,000	4.97	4.11	-

A summary of the status of the Company’s non-vested employee stock options during the twelve months ended June 30, 2019 is presented below:

	Options	Weighted Average Grant-Date Fair Value

Non-vested at July 1, 2018	45,000	$5.98
Granted	76,000	3.38
Vested	(34,000)	(4.53)
Forfeited	-	-
Non-vested at June 30, 2019	87,000	$4.28

A summary of option activities under the 2017 Employee Plan during the twelve-month period ended June 30, 2018 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2017	-	$-	-	$-
Granted	60,000	5.98	4.98	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at June 30, 2018	60,000	5.98	4.73	-
Exercisable at June 30, 2018	15,000	5.98	4.73	-

A summary of the status of the Company’s non-vested employee stock options during the twelve months ended June 30, 2018 is presented below:

	Options	Weighted Average Grant-Date Fair Value

Non-vested at July 1, 2017	-	$-
Granted	60,000	5.98
Vested	(15,000)	5.98
Forfeited	-	-
Non-vested at June 30, 2018	45,000	5.98

2007 Employee Stock Option Plan

The 2007 Directors Plan terminated by its terms on September 24, 2017 and no further options may be granted thereunder. However, the options outstanding thereunder continue to remain outstanding and in effect in accordance with their terms. The 2007 Employee Plan permitted the issuance of options to employees.

As the 2007 Plan has terminated, the Company did not grant any options pursuant to the 2007 Employee Plan during the twelve months ended June 30, 2019. There were 50,000 options exercised during the twelve months ended June 30, 2019. The Company recognized stock-based compensation expenses of $1 in the twelve months ended June 30, 2019 under the 2007 Employee Plan.

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

As of June 30, 2019, there were vested employee stock options that were exercisable covering a total of 68,125 shares of Common Stock. The weighted-average exercise price was $3.62 and the weighted average contractual term was 2.15 years. The total fair value of vested employee stock options as of June 30, 2019 was $247.

A summary of option activities under the 2007 Employee Plan during the twelve-month period ended June 30, 2019 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 1, 2018	127,500	$3.52	2.10	$121
Granted	-	-	-	-
Exercised	(50,000)	3.26	-	-
Forfeited or expired	-	-	-	-
Outstanding at June 30, 2019	77,500	$3.69	2.22	$-
Exercisable at June 30, 2019	68,125	$3.62	2.15	$-

A summary of option activities under the 2007 Employee Plan during the twelve-month period ended June 30, 2018 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 1, 2017	127,500	$3.52	3.10	$187
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at June 30, 2018	127,500	$3.52	2.10	$121
Exercisable at June 30, 2018	98,750	$3.43	1.73	$103

The aggregate intrinsic value of the 127,500 shares of common stock upon exercise of options was $121.

A summary of the status of the Company’s non-vested employee stock options during the twelve months ended June 30, 2019 is presented below:

		Weighted Average Grant-Date
	Options	Fair Value
Non-vested at July 1, 2018	28,750	$3.83
Granted	-	-
Vested	(19,375)	(3.69)
Forfeited	-	-
Non-vested at June 30, 2019	9,375	$4.14

A summary of the status of the Company’s non-vested employee stock options during the twelve months ended June 30, 2018 is presented below:

		Weighted Average Grant-Date
	Options	Fair Value
Non-vested at July 1, 2017	48,125	$3.77
Granted	-	-
Vested	(19,375)	(3.43)
Forfeited	-	-
Non-vested at June 30, 2018	28,750	$3.83

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

In the fiscal year ended June 30, 2019 the Company granted options to purchase 80,000 shares of its Common Stock to directors pursuant to the 2017 Directors Plan with an exercise price equal to the fair market value of Common Stock (as defined under the 2017 Directors Plan in conformity with Regulation 409A or the Internal Revenue Code of 1986, as amended) at the date of grant. The fair value of the options granted to purchase 80,000 shares of the Company’s Common Stock was approximately $262 based on the fair value of $3.28 per share determined by the Black Scholes option pricing model. As all of the stock options granted under the 2017 Directors Plan vest immediately at the date of grant, there were no unvested stock options granted under the 2017 Directors Plan as of June 30, 2019. There were no options exercised during the twelve months ended June 30, 2019. The Company recognized stock-based compensation expenses of $26 in the twelve months ended June 30, 2019 under the 2017 Directors Plan.

In the fiscal year ended June 30, 2018, the Company granted options to purchase 80,000 shares of its Common Stock to directors pursuant to the 2017 Directors Plan with an exercise price equal to the fair market value of Common Stock (as defined under the 2017 Directors Plan in conformity with Regulation 409A or the Internal Revenue Code of 1986, as amended) at the date of grant. The fair value of the options granted to purchase 80,000 shares of the Company’s Common Stock was approximately $478 based on the fair value of $5.98 per share determined by the Black Scholes option pricing model. As all of the stock options granted under the 2017 Directors Plan vest immediately at the date of grant, there were no unvested stock options granted under the 2017 Directors Plan as of June 30, 2018. The Company recognized stock-based compensation expenses of $33 in the twelve months ended June 30, 2018 under the 2017 Directors Plan.

A summary of option activities under the 2017 Directors Plan during the twelve months ended June 30, 2019 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2018	80,000	$5.98	4.73	$-
Granted	80,000	3.28	4.78	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at June 30, 2019	160,000	4.63	4.25	-
Exercisable at June 30, 2019	160,000	4.63	4.25	-

2007 Directors Equity Incentive Plan

The 2007 Directors Plan terminated by its terms on September 24, 2017 and no further options may be granted thereunder. However, the options outstanding thereunder continue to remain outstanding and in effect in accordance with their terms. The 2007 Directors Plan permitted the grant of options covering up to an aggregate of 500,000 shares of Common Stock to its directors in the form of non-qualified options and restricted stock. The exercise price of the non-qualified options is 100% of the fair value of the underlying shares on the grant date. The options have five-year contractual terms and are generally exercisable immediately as of the grant date.

As the 2007 Directors plan terminated in fiscal 2018, the Company did not grant any options pursuant to the 2007 Director Plan during the twelve months ended June 30, 2019. There were 70,000 worth of stock options exercised during the twelve months period ended June 30, 2019. The Company did not recognize any stock based compensation expenses during the twelve months ended June 30, 2019.

As of June 30, 2019, there were vested director stock options covering a total of 300,000 shares of Common Stock. The weighted-average exercise price was $3.40 and the weighted average remaining contractual term was 1.58 years. The total fair value of vested directors' stock options as of June 30, 2019 was $1,021. All of our director stock options vest immediately at the date of grant. There were no unvested director stock options as of June 30, 2019.

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

A summary of option activities under the 2007 Directors Plan during the twelve months ended June 30, 2019 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2018	390,000	3.41	2.05	412
Granted	-	-	-	-
Exercised	(70,000)	3.40	-	-
Forfeited or expired	(20,000)	3.62	-	-
Outstanding at June 30, 2019	300,000	3.40	1.58	9
Exercisable at June 30, 2019	300,000	3.40	1.58	9

A summary of option activities under the 2007 Directors Plan during the twelve months ended June 30, 2018 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2017	415,000	3.36	2.93	673
Granted	-	-	-	-
Exercised	(20,000)	2.59	-	-
Forfeited or expired	(5,000)	2.07	-	-
Outstanding at June 30, 2018	390,000	3.41	2.05	412
Exercisable at June 30, 2018	390,000	3.41	2.05	412

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

The table below reflects a reconciliation of the equity attributable to non-controlling interest:

	For the Year Ended June 30,
Non-controlling interest	2019	2018
Beginning balance	$1,522	$1,426
Net income	(97)	106
Dividend declared by a subsidiary	(125)	(189)
Translation adjustment	(105)	179
Ending balance	$1,195	$1,522