Form 10-Q
period 2019-09-30
TRIO-TECH INTERNATIONAL
filed 2019-11-13
CIK 732026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

OR

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___ to ___

Commission File Number 1-14523

TRIO-TECH INTERNATIONAL
(Exact name of Registrant as specified in its Charter)

California	95-2086631
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

Block 1008 Toa Payoh North
Unit 03-09 Singapore	318996
(Address of principal executive offices)	(Zip Code)

           Registrant's Telephone Number, Including Area Code:  (65) 6265 3300

Securities registered pursuant to Section 12(b) of the Act:
Name of each exchange
Title of each class	Trading Symbol	On which registered
Common Stock, no par value	TRT	NYSE American

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

As of November 1, 2019, there were 3,673,055 shares of the issuer’s Common Stock, no par value, outstanding.

TRIO-TECH INTERNATIONAL

INDEX TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION, OTHER INFORMATION AND SIGNATURE

		Page
Part I.	Financial Information

Item 1.	Financial Statements
	(a) Condensed Consolidated Balance Sheets as of September 30, 2019 (Unaudited) and June 30, 2019	1
	(b) Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months Ended September 30, 2019 (Unaudited) and September 30, 2018 (Unaudited)	2
	(c) Condensed Consolidated Statements of Shareholders Equity for the Three Months Ended September 30, 2019 (Unaudited) and the September 30, 2018 (Unaudited)	4
	(d) Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2019 (Unaudited) and September 30, 2018 (Unaudited)	5
	(e) Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	38
Item 4.	Controls and Procedures	38

Part II.	Other Information

Item 1.	Legal Proceedings	40
Item 1A.	Risk Factors	40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 3.	Defaults upon Senior Securities	40
Item 4.	Mine Safety Disclosures	40
Item 5.	Other Information	40
Item 6.	Exhibits	40

Signatures		41

-i-

FORWARD-LOOKING STATEMENTS

The discussions of Trio-Tech International’s (the “Company”) business and activities set forth in this Form 10-Q and in other past and future reports and announcements by the Company may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and assumptions regarding future activities and results of operations of the Company.  In light of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the following factors, among others, could cause actual results to differ materially from those reflected in any forward-looking statements made by or on behalf of the Company: market acceptance of Company products and services; changing business conditions or technologies and volatility in the semiconductor industry, which could affect demand for the Company’s products and services; the impact of competition; problems with technology; product development schedules; delivery schedules; changes in military or commercial testing specifications which could affect the market for the Company’s products and services; difficulties in profitably integrating acquired businesses, if any, into the Company; risks associated with conducting business internationally and especially in Asia, including currency fluctuations and devaluation, currency restrictions, local laws and restrictions and possible social, political and economic instability; changes in U.S. and global financial and equity markets, including market disruptions and significant interest rate fluctuations; trade tension between U.S. and China; and other economic, financial and regulatory factors beyond the Company’s control. Other than statements of historical fact, all statements made in this Quarterly Report are forward-looking, including, but not limited to, statements regarding industry prospects, future results of operations or financial position, and statements of our intent, belief and current expectations about our strategic direction, prospective and future financial results and condition. In some cases, you can identify forward-looking statements by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” “believes,” “can impact,” “continue,” or the negative thereof or other comparable terminology.  Forward-looking statements involve risks and uncertainties that are inherently difficult to predict, which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions.

Unless otherwise required by law, we undertake no obligation to update forward-looking statements to reflect subsequent events, changed circumstances, or the occurrence of unanticipated events. You are cautioned not to place undue reliance on such forward-looking statements.

-ii-

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	September 30, 2019	June 30, 2019
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$3,710	$4,863
Short-term deposits	5,222	4,144
Trade accounts receivable, less allowance for doubtful accounts of $268 and $263, respectively	7,520	7,113
Other receivables	756	817
Inventories, less provision for obsolete inventory of $669 and $673, respectively	1,688	2,427
Prepaid expenses and other current assets	346	287
Assets held for sale	88	89
Total current assets	19,330	19,740
NON-CURRENT ASSETS:
Deferred tax asset	383	390
Investment properties, net	736	782
Property, plant and equipment, net	11,787	12,159
Operating lease right-of-use assets	614	-
Other assets	1,594	1,750
Restricted term deposits	1,674	1,706
Total non-current assets	16,788	16,787
TOTAL ASSETS	$36,118	$36,527

LIABILITIES
CURRENT LIABILITIES:
Lines of credit	$-	$187
Accounts payable	3,170	3,272
Accrued expenses	3,374	3,486
Income taxes payable	333	417
Current portion of bank loans payable	360	488
Current portion of finance leases	206	283
Current portion of operating leases	362	-
Total current liabilities	7,805	8,133
NON-CURRENT LIABILITIES:
Bank loans payable, net of current portion	2,259	2,292
Finance leases, net of current portion	479	442
Operating leases, net of current portion	219	-
Deferred tax liabilities	321	327
Income taxes payable	430	439
Other non-current liabilities	36	33
Total non-current liabilities	3,744	3,533
TOTAL LIABILITIES	$11,549	$11,666

EQUITY
TRIO-TECH INTERNATIONAL’S SHAREHOLDERS' EQUITY:
Common stock, no par value, 15,000,000 shares authorized; 3,673,055 shares issued outstanding as at September 30 and June 30, 2019, respectively	$11,424	$11,424
Paid-in capital	3,313	3,305
Accumulated retained earnings	7,343	7,070
Accumulated other comprehensive gain-translation adjustments	1,285	1,867
Total Trio-Tech International shareholders' equity	23,365	23,666
Non-controlling interest	1,204	1,195
TOTAL EQUITY	$24,569	$24,861
TOTAL LIABILITIES AND EQUITY	$36,118	$36,527

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME / (LOSS)
UNAUDITED (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

	Three Months Ended
	Sept. 30,	Sept. 30,
	2019	2018
Revenue
Manufacturing	$3,317	$3,637
Testing services	4,390	4,437
Distribution	2,099	1,944
Real estate	17	27
	9,823	10,045
Cost of Sales
Cost of manufactured products sold	2,555	2,857
Cost of testing services rendered	3,191	3,383
Cost of distribution	1,807	1,686
Cost of real estate	18	18
	7,571	7,944

Gross Margin	2,252	2,101

Operating Expenses:
General and administrative	1,788	1,759
Selling	190	147
Research and development	76	72
Gain on disposal of property, plant and equipment	(24)	-
Total operating expenses	2,030	1,978

Income from Operations	222	123

Other Income/(Expenses)
Interest expenses	(68)	(78)
Other income, net	110	43
Total other income/(expenses)	42	(35)

Income from Continuing Operations before Income Taxes	264	88

Income Tax Expenses	-	(74)

Income from Continuing Operations before Non-controlling Interest, Net of Tax	264	14

Discontinued Operations
Loss from discontinued operations, net of tax	(1)	(8)
NET INCOME	263	6

Less: net loss attributable to the non-controlling interest	(10)	(59)
Net Income Attributable to Trio-Tech International Common Shareholder	$273	$65

Amounts Attributable to Trio-Tech International Common Shareholders:
Income from continuing operations, net of tax	274	69
Loss from discontinued operations, net of tax	(1)	(4)
Net Income Attributable to Trio-Tech International Common Shareholders	$273	$65

Basic Earnings per Share:
Basic per share from continuing operations attributable to Trio-Tech International	$0.07	$0.02
Basic earnings per share from discontinued operations attributable to Trio-Tech International	$-	$-
Basic Earnings per Share from Net Income
Attributable to Trio-Tech International	$0.07	$0.02

Diluted Earnings per Share:
Diluted earnings per share from continuing operations attributable to Trio-Tech International	$0.07	$0.02
Diluted earnings per share from discontinued operations attributable to Trio-Tech International	$-	$-
Diluted Earnings per Share from Net Income
Attributable to Trio-Tech International	$0.07	$0.02

Weighted average number of common shares outstanding
Basic	3,673	3,608
Dilutive effect of stock options	17	124
Number of shares used to compute earnings per share diluted	3,690	3,732

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

	Three Months Ended
	Sept. 30,	Sept. 30,
	2019	2018
Comprehensive Income (Loss) Attributable to Trio-Tech International Common Shareholders:

Net income	263	6
Foreign currency translation, net of tax	(563)	(539)
Comprehensive Loss	(300)	(533)
Less: comprehensive income (loss) attributable to the non-controlling interests	9	(135)
Comprehensive Loss Attributable to Trio-Tech International Common Shareholders	$(309)	$(398)

 See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(IN THOUSANDS)

Three Months ended September 30, 2019

	Common Stock		Additional Paid-in	Accumulated Retained	Accumulated Other Comprehensive	Non- Controlling
	Shares	Amount	Capital	Earnings	Income	Interest	Total

Balance at June 30, 2019	3,673	$11,424	$3,305	$7,070	$1,867	$1,195	$24,861
Stock option expenses	-	-	8	-	-	-	8
Net income / (loss)	-	-	-	273	-	(10)	263
Dividend declared by subsidiary	-	-	-	-	-	-	-
Exercise of stock option	-	-	-	-	-	-	-
Translation adjustment	-	-	-	-	(582)	19	(563)
Balance at Sept. 30, 2019	3,673	11,424	3,313	7,343	1,285	1,204	24,569

Three Months ended September 30, 2018

	Common Stock		Additional Paid-in	Accumulated Retained	Accumulated Other Comprehensive	Non- Controlling
	Shares	Amount	Capital	Earnings	Income	Interest	Total

Balance at June 30, 2018	3,553	$11,023	$3,249	$5,525	$2,182	$1,522	$23,501
Stock option expenses	-	-	2	-	-	-	2
Net income / (loss)	-	-	-	65	-	(59)	6
Dividend declared by subsidiary	-	-	-	-	-	(2)	(2)
Exercise of stock option	55	199	-	-	-	-	199
Translation adjustment	-	-	-	-	(463)	(76)	(539)
Balance at Sept. 30, 2018	3,608	11,222	3,251	5,590	1,719	1,385	23,167

 See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)

	Three Months Ended
	Sept. 30,	Sept. 30,
	2019	2018
	(Unaudited)	(Unaudited)
Cash Flow from Operating Activities
Net income	$263	$6
Adjustments to reconcile net income to net cash flow provided by operating activities
Depreciation and amortization	786	555
Stock compensation	8	2
(Reversal)/addition of provision for obsolete inventory	(5)	1
Bad debt recovery	(13)	(2)
Accrued interest expense, net accrued interest income	(10)	13
Warranty recovery, net	(1)	(13)
Gain on sale of property, plant & equipment-Continued operations	(24)	-
Deferred tax benefit	(4)	21
Changes in operating assets and liabilities, net of acquisition effects
Trade accounts receivable	(386)	(372)
Other receivables	61	(8)
Other assets	98	517
Inventories	707	535
Prepaid expenses and other current assets	(59)	(122)
Operating leases right-of-use assets	(18)	-
Accounts payable and accrued expenses	(136)	(473)
Income taxes payable	(93)	(102)
Net Cash Provided by Operating Activities	1,174	558

Cash Flow from Investing Activities
Investment in unrestricted term deposits, net (Note 1a)	(1,165)	(358)
Additions to property, plant and equipment(Note 1b)	(500)	(1,214)
Proceeds from disposal of property, plant and equipment	-	3
Net Cash Used in Investing Activities	(1,665)	(1,569)

Cash Flow from Financing Activities
Repayment on lines of credit	(604)	(3,728)
Repayment of bank loans, operating leases and finance leases	(371)	(182)
Dividends paid on non-controlling interest	-	(2)
Proceeds from exercising stock options	-	199
Proceeds from lines of credit	410	3,877
Proceeds from principal of finance lease	44	-
Proceeds from bank loans	-	1,475
Net Cash (Used in)/Generated from Financing Activities	(521)	1,639

Effect of Changes in Exchange Rate	(173)	(76)

Net (decrease)/increase in cash, cash equivalents, and restricted cash(Note 1a)	(1,185)	552
Cash, cash equivalents, and restricted cash at beginning of period (Note 1a)	6,569	8,234
Cash, cash equivalents, and restricted cash at end of period (Note 1a)	$5,384	$8,786

Supplementary Information of Cash Flows
Cash paid during the period for:
Interest	$61	$65
Income taxes	$124	$24

Non-Cash Transactions
Finance lease of property, plant and equipment	$44	$-
Reconciliation of Cash, cash equivalents, and restricted cash (Note 1a)
Cash	3,710	7,101
Short-term deposits	5,222	1,011
Restricted term-deposits in non-current assets	1,674	1,685
Total Cash, cash equivalents, and restricted cash shown in statement of cash flows	$10,606	$9,797

See notes to condensed consolidated financial statements.

Note 1a-Amounts reflecting adoption of ASU 2016-18, Statement of Cash Flows, Restricted Cash (Topic 230) beginning in the first quarter of 2019. Note 1b-Amount reflecting additions of property, plant & equipment amounted to $539 offset by a trade-in value of $39 from the disposal during the three months ended September 30, 2019

Amounts included in restricted deposits represent the amount of cash pledged to secure loans payable or trade financing granted by financial institutions and serve as collateral for public utility agreements such as electricity and water. Restricted deposits are classified as non-current assets, as they relate to long-term obligations and will become unrestricted only upon discharge of the obligations.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT EARNINGS PER SHARE AND NUMBER OF SHARES)

1. ORGANIZATION AND BASIS OF PRESENTATION

Trio-Tech International (“the Company” or “TTI” hereafter) was incorporated in fiscal year 1958 under the laws of the State of California. TTI provides third-party semiconductor testing and burn-in services primarily through its laboratories in Southeast Asia. In addition, TTI operates testing facilities in the United States. The Company also designs, develops, manufactures and markets a broad range of equipment and systems used in the manufacturing and testing of semiconductor devices and electronic components. In the first quarter of fiscal year 2020, TTI conducted business in four business segments: Manufacturing, Testing Services, Distribution and Real Estate. TTI has subsidiaries in the U.S., Singapore, Malaysia, Thailand, Indonesia and China as follows:

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
  * 100% owned by Trio-Tech International Pte. Ltd.

The accompanying un-audited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. All significant inter-company accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements are presented in U.S. dollars. The accompanying condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2020. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the fiscal year ended June 30, 2019.

The Company’s operating results are presented based on the translation of foreign currencies using the respective quarter’s average exchange rate.

Basis of Presentation and Summary of Significant Accounting Policies

Comparability

Effective on the first day of fiscal 2020, the company adopted Accounting Standards Update 2016-02, Leases (“ASC 842”). Prior periods were not retrospectively restated, and accordingly, the consolidated balance sheet as of June 30, 2019, and the condensed consolidated statements of operations for the three months ended September 30, 2018 were prepared using accounting standards that were different than those in effect for the three months ended September 30, 2019.

Leases-Lessee

Accounting Standards Codification ("ASC") Topic 842 introduces new requirements to increase transparency and comparability among organizations for leasing transactions for both lessees and lessors. It requires a lessee to record a right-of-use asset and a lease liability for all leases with terms longer than 12 months. These leases will be either finance or operating, with classification affecting the pattern of expense recognition.

The standard provided an alternative modified retrospective transition method. Under this method, the cumulative effect adjustment to the opening balance of retained earnings is recognized on the date of adoption (July 1, 2019). The Company adopted ASC 842 as of July 1, 2019, and applied the alternative modified retrospective transition method requiring application of the new guidance to all leases existing at, or entered into on or after, the date of adoption, i.e. July 1, 2019.

The Company applies the guidance in ASC 842 to individual leases of assets. When the Company receives substantially all of the economic benefits from and directs the use of specified property, plant and equipment, transactions give rise to leases. The Company’s classes of assets include real estate leases.

Operating leases are included in operating lease right-of-use ("ROU") assets, current portion and long term portion of operating leases in our consolidated balance sheets. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Finance leases are included in plant and equipment, current portion and long term portion of finance leases in our consolidated balance sheets.

The Company has elected the practical expedient within ASC 842 to not separate lease and non-lease components within lease transactions for all classes of assets. Additionally, the Company has elected the short-term lease exception for all classes of assets, does not apply the recognition requirements for leases of 12 months or less, and recognizes lease payments for short-term leases as expense either straight-line over the lease term or as incurred depending on whether the lease payments are fixed or variable. These elections are applied consistently for all leases.

As part of applying the transition method, the Company has elected to apply the package of transition practical expedients within the new guidance. As required by the new standard, these expedients have been elected as a package and are consistently applied across the Company’s lease portfolio. Given this election, the Company need not reassess:

●
whether any expired or existing contracts are or contain leases
●
the lease classification for any expired or existing leases
●
treatment of initial direct costs relating to any existing leases

When discount rates implicit in leases cannot be readily determined, the Company uses the applicable incremental borrowing rate at lease commencement to perform lease classification tests on lease components and to measure lease liabilities and ROU assets. The incremental borrowing rate used by the Company was based on baseline rates and adjusted by the credit spreads commensurate with the Company’s secured borrowing rate, over a similar term. At each reporting period when there is a new lease initiated, the rates established for that quarter will be used.

In applying the alternative modified retrospective transition method, the Company measured lease liabilities at the present value of the sum of remaining minimum rental payments (as defined under ASC Topic 840). The present value of lease liabilities has been measured using the Company’s incremental borrowing rates as of July 1, 2019 (the date of initial application). Additionally, ROU assets for these operating leases have been measured as the initial measurement of application lease liabilities adjusted for reinstatement liabilities.

The adoption of this new standard at July 1, 2019, and the application of the modified retrospective transition approach resulted in the following changes in the Company’s financial report:

(1)
assets increased by $614, primarily representing the recognition of ROU assets for operating leases
(2)
liabilities increased by $581, primarily representing the recognition of lease liabilities for operating leases.

Leases-Lessor

For the Company as a lessor, all of our leases will continue to be classified as operating leases under the new standard. We do not expect the new standard to have a material effect on our financial statements and we do not expect a significant change in our leasing activities between now and adoption.

2.    NEW ACCOUNTING PRONOUNCEMENTS

The amendments in ASU 2019-07 Codification Updates to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplifications to improve, update, and simplify its regulations on financial reporting and disclosure. The amendments are effective for all entities upon addition to the FASB Codification.

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

Other new pronouncements issued but not yet effective until after September 30, 2019 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

3.   TERM DEPOSITS

	Sep. 30, 2019 (Unaudited)	June 30, 2019

Short-term deposits	$5,322	$4,143
Currency translation effect on short-term deposits	(100)	1
Total short-term deposits	5,222	4,144
Restricted term deposits	1,708	1,701
Currency translation effect on restricted term deposits	(34)	5
Total restricted term deposits	1,674	1,706
Total term deposits	$6,896	$5,850

Restricted deposits represent the amount of cash pledged to secure loans payable to financial institutions and serve as collateral for public utility agreements such as electricity and water and performance bonds related to customs duty payable. Restricted deposits are classified as non-current assets, as they relate to long-term obligations and will become unrestricted only upon discharge of the obligations. Short-term deposits represent bank deposits, which do not qualify as cash equivalents.

4.   TRADE ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its customers’ financial conditions, and although management generally does not require collateral, letters of credit may be required from the customers in certain circumstances.

Senior management reviews accounts receivable on a periodic basis to determine if any receivables will potentially be uncollectible. Management includes any accounts receivable balances that are determined to be uncollectible in the allowance for doubtful accounts. After all reasonable attempts to collect a receivable have failed, the receivable is written off against the allowance.  Based on the information available, management believed the allowance for doubtful accounts as of September 30, 2019 and June 30, 2019 was adequate.

The following table represents the changes in the allowance for doubtful accounts:

	Sept. 30, 2019 (Unaudited)	June 30, 2019
Beginning	$263	$259
Additions charged to expenses	28	94
Recovered	(15)	(84)
Currency translation effect	(8)	(6)
Ending	$268	$263

5.   LOANS RECEIVABLE FROM PROPERTY DEVELOPMENT PROJECTS

The following table presents Trio-Tech (Chongqing) Co. Ltd (“TTCQ”)’s loan receivable from property development projects in China as of September 30, 2019. The exchange rate is based on the historical rate published by the Monetary Authority of Singapore as of March 31, 2015, since the net loan receivable was “nil” as of September 30, 2019.

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

The short-term loan receivables amounted to renminbi (“RMB”) 2,000, or approximately $325 based on the historical rate arose due to TTCQ entered into a Memorandum Agreement with JiangHuai Property Development Co. Ltd. (“JiangHuai”) to invest in their property development projects (Project - Yu Jin Jiang An) located in Chongqing City, China in fiscal 2011. Based on TTI’s financial policy, a provision for doubtful receivables of $325 on the investment in JiangHuai was recorded during fiscal 2014. TTCQ did not generate other income from JiangHuai for the quarter ended September 30, 2019 or for the fiscal year ended June 30, 2019. TTCQ is in the legal process of recovering the outstanding amount of $325.

The loan amounted to RMB 5,000, or approximately $814 based on the historical rate arose due to TTCQ entered into a Memorandum Agreement with JiaSheng Property Development Co. Ltd. (“JiaSheng”) to invest in their property development projects (Project B-48 Phase 2) located in Chongqing City, China in fiscal 2011. The amount was unsecured and repayable at the end of the term. The book value of the loan receivable approximates its fair value. During fiscal year 2015, the loan receivable was transferred to down payment for purchase of investment property that is being developed in the Singapore Themed Resort Project (See Note 9).

 6.  INVENTORIES

 Inventories consisted of the following:

	Sept. 30, 2019 (Unaudited)	June 30, 2019

Raw materials	$1,182	$1,190
Work in progress	953	1,306
Finished goods	264	591
Currency translation effect	(42)	13
Less: provision for obsolete inventory	(669)	(673)
	$1,688	$2,427

The following table represents the changes in provision for obsolete inventory:

	Sept. 30, 2019 (Unaudited)	June 30, 2019

Beginning	$673	$695
Additions charged to expenses	9	17
Usage – disposition	(4)	(42)
Currency translation effect	(9)	3
Ending	$669	$673

7. ASSETS HELD FOR SALE

Penang Property

During the fourth quarter of 2015, the operations in Malaysia planned to sell its factory building in Penang, Malaysia. In accordance with ASC Topic 360, during fiscal year 2015 the property was reclassified from investment property, which had a net book value of RM 371, or approximately $98*, to assets held for sale, since there was an intention to sell the factory building. In May 2015, Trio-Tech Malaysia was approached by a potential buyer to purchase the factory building. On September 14, 2015, application to sell the property was rejected by Penang Development Corporation (PDC). The rejection was because the business activity of the purchaser was not suitable to the industry that is being promoted on said property. PDC made an offer to purchase the property, which was not at the expected value and the offer expired on March 28, 2016 and no further conversations with PDC have occurred since. During the fourth quarter of fiscal year 2019, Management entered into a Sales and Purchase Agreement with a potential buyer. The completion of sale is subject to the approval by local government. The net book value of the building was RM371, or $88, as at September 30, 2019 and RM371, or $89, as at June 30, 2019.

The following table presents the Company’s assets held for sale in Malaysia as of September 30, 2019 and June 30, 2019. *The exchange rate is based on the exchange rate as of June 30, 2015 published by the Monetary Authority of Singapore.

			Sept. 30, 2019 (Unaudited)	June 30, 2019
	Investment	Investment Amount	Investment Amount	Investment Amount
	Date / Reclassification Date	(RM)	(U.S. Dollars)	(U.S. Dollars)
Penang Property Reclassification from investment property	June 30, 2015	681	181*	181*
Currency translation		-	(18)	(15)
		681	163	166
Accumulated depreciation on rental property	June 30, 2015	(310)	(83)*	(83)*
Currency translation		-	8	6
		(310)	(75)	(77)
Net investment in rental property - Malaysia		371	88	89

8.   INVESTMENT PROPERTIES

The following table presents the Company’s investment in properties in China as of September 30, 2019. The exchange rate is based on the market rate as of September 30, 2019.

	Investment Date / Reclassification Date	Investment Amount (RMB)	Investment Amount (U.S. Dollars)
Purchase of rental property – Property I – MaoYe Property	Jan 04, 2008	5,554	894
Currency translation		-	(87)
Reclassification as “Assets held for sale”	July 01, 2018	(5,554)	(807)
Reclassification from “Assets held for sale”	Mar 31, 2019	2,024	301
		2,024	301
Purchase of rental property – Property II - JiangHuai	Jan 06, 2010	3,600	580
Purchase of rental property – Property III - Fu Li	Apr 08, 2010	4,025	648
Currency translation		-	(175)
Gross investment in rental property		9,649	1,354
Accumulated depreciation on rental property	Sep 30, 2019	(6,196)	(885)
Reclassified as “Assets held for sale”-Mao Ye Property	July 01, 2018	2,822	410
Reclassification from “Assets held for sale”-Mao Ye Property	Mar 31, 2019	(1,029)	(143)
		(4,403)	(618)
Net investment in property – China		5,246	736

The following table presents the Company’s investment in properties in China as of June 30, 2019. The exchange rate is based on the market rate as of June 30, 2019.

	Investment Date / Reclassification Date	Investment Amount (RMB)	Investment Amount (U.S. Dollars)
Purchase of rental property – Property I – MaoYe Property	Jan 04, 2008	5,554	894
Currency translation		-	(87)
Reclassification as “Assets held for sale”	July 01, 2018	(5,554)	(807)
Reclassification from “Assets held for sale”	Mar 31, 2019	2,024	301
		2,024	301
Purchase of rental property – Property II - JiangHuai	Jan 06, 2010	3,600	580
Purchase of rental property – Property III - Fu Li	Apr 08, 2010	4,025	648
Currency translation		-	(124)
Gross investment in rental property		9,649	1,405
Accumulated depreciation on rental property	June 30, 2019	(6,075)	(890)
Reclassified as “Assets held for sale”-Mao Ye Property	July 01, 2018	2,822	410
Reclassification from “Assets held for sale”-Mao Ye Property	Mar 31, 2019	(1,029)	(143)
		(4,282)	(623)
Net investment in property – China		5,367	782

The following table presents the Company’s investment properties in Malaysia as of September 30, 2019 and June 30, 2019. The exchange rate is based on the exchange rate as of June 30, 2015 published by the Monetary Authority of Singapore.

			Sept. 30, 2019 (Unaudited)	June 30, 2019
	Investment	Investment Amount	Investment Amount	Investment Amount
	Date / Reclassification Date	(RM)	(U.S. Dollars)	(U.S. Dollars)
Purchase of Penang Property	Dec 31, 2012	681	181	181
Currency translation		-	(18)	(15)
Reclassification as “Assets held for sale”	June 30, 2015	(681)	(163)	(166)
		-	-	-
Accumulated depreciation on rental property	June 30, 2015	(310)	(83)	(83)
Currency translation		-	8	6
Reclassified as “Assets held for sale”	June 30, 2015	310	75	77
Net investment in rental property - Malaysia		-	-	-

Rental Property I - Mao Ye Property

In fiscal 2008, TTCQ purchased an office in Chongqing, China from MaoYe Property Ltd. (“MaoYe”), for a total cash purchase price of RMB 5,554, or approximately $894. TTCQ identified a new tenant and signed a new rental agreement (653 square meters at a monthly rent of RMB 39, or approximately $6) on August 1, 2015 which expires on July 31, 2020. On April 1, 2019, a supplementary agreement was signed to revise the monthly rent to RMB 20, or approximately $2.6 for 403 square meters for the remaining 2 unsold units. During the 2019 fiscal year, the Company sold thirteen of the fifteen units constituting the Mao Ye Property. Management has decided not to sell the remaining two units of Mao Ye properties, considering the market conditions in China.

Property purchased from MaoYe generated a rental income of $8 during the three months ended September 30, 2019 as compared to $22 for the same period in last fiscal year.

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

Property purchased from JiangHuai did not generate any rental income during the three months ended September 30, 2019 or during the same period in the prior fiscal year.

Rental Property III – FuLi

In fiscal 2010, TTCQ entered into a Memorandum Agreement with Chongqing FuLi Real Estate Development Co. Ltd. (“FuLi”) to purchase two commercial properties totaling 311.99 square meters (“office space”) located in Jiang Bei District Chongqing. . The total purchase price committed and paid was RMB 4,025, or approximately $648. The development was completed and the property was handed over in April 2013 and the title deed was received during the third quarter of fiscal 2014.

The two commercial properties were leased to third parties under two separate rental agreements. One of such leases provides for a rent increase of 6% every year on May 1, commencing in 2019 until the rental agreement expired on April 30, 2021. For the other leased property (which lease expired on March 31, 2018), TTCQ has signed a rental agreement to rent out the 161 square meters at a monthly rent of RMB 10, or approximately $2 on November 1, 2018 which expires on October 31, 2019. In September 2019, TTCQ has renewed the agreement at the same month rent of RMB 10 or approximately $2 for a period of one year.

Properties purchased from Fu Li generated a rental income of $9 for the three months ended September 30, 2019, and $5 for the same period in the last fiscal year.

Summary

Total rental income for all investment properties in China was $17 for the three months ended September 30, 2019 and $27 for the same period in the last fiscal year.

Depreciation expenses for all investment properties in China were $18 for the three months ended September 30, 2019 and $14 for the same period in the last fiscal year.

9.   OTHER ASSETS

Other assets consisted of the following:

	Sept. 30, 2019 (Unaudited)	June 30, 2019
Down payment for purchase of investment properties *	$1,645	$1,645
Down payment for purchase of property, plant and equipment	-	100
Deposits for rental and utilities	169	169
Currency translation effect	(220)	(164)
Total	$1,594	$1,750

*Down payment for purchase of investment properties included:

	RMB	US Dollars
Original investment( 10% if Junzhou equity)	$10,000	$1,606
Less: Management Fee	(5,000)	(803)
Net Investment	5,000	803
Less: Share of loss on Joint Venture	(137)	(22)
Net Investment as downpayment(Note *a)	4,863	781
Loans Receivable	5,000	814
Interest Receivable	1,250	200
Less:Impairment of Interest	(906)	(150)
Transferred to downpayment(Note *b)	5,344	864
* Down payment for purchase of investment properties	10,207	1,645

a) On December 2, 2010, the Company signed a Joint Venture agreement (“agreement”) with Jia Sheng Property Development Co. Ltd. (“Developer”) to form a new company, Junzhou Co., Limited (“Joint Venture” or “Junzhou”) to joint develop the “Singapore Themed Park” project (the “project”), where the Company paid RMB10 million for the 10% investment in the joint venture. The Developer paid Company management fee of RMB5 million in cash upon signing of the agreement with a remaining fee of RMB5 million payable upon fulfilment of certain conditions in accordance with the agreement. The Company further reduced its investment by RMB137, or approximately $22 towards the losses from operations incurred by the joint venture.

On October 2, 2013, the Company disposed its entire 10% interest in the joint venture. The Company recognized the disposal of its 10% investment in Jun Zhou based on the recorded net book value of RMB5 million or equivalent to US$803K, from net considerations paid, in accordance with US GAAP under ASC Topic 845 Non-monetary Consideration, and its presented under “Other Assets” as non-current assets to defer the recognition of the gain on the disposal of the 10% interest in joint venture investment until such time that the consideration is paid, so that the gain can be ascertained;

b) Amounts of RMB 5,000 or approximately $814 as disclosed in Note 5, plus the interest receivable on long term loan receivable of RMB 1,250 or approximately $200 and impairment on interest of RMB 906 or approximately $150.

The shop lots are to be delivered to TTCQ upon completion of the construction of the shop lots in Singapore Themed Resort Project. The initial targeted date of completion was December 31, 2016. Based on discussion with the developers, the completion date is currently estimated to be December 31, 2021. The delay was primarily due to the time needed by the developers to work with various parties to inject sufficient funds into this project. Based on the available information, management believes that the developer is capable of working with new investors to complete certain phases of this project.

10. LINES OF CREDIT

Carrying value of the Company’s lines of credit approximates its fair value because the interest rates associated with the lines of credit are adjustable in accordance with market situations when the Company borrowed funds with similar terms and remaining maturities.

The Company’s credit rating provides it with readily and adequate access to funds in global markets.

As of September 30, 2019, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Expiration	Credit	Unused
Facility	Facility	Rate	Date	Limitation	Credit
Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Ranging from 1.85% to 5.5%	-	$4,126	$4,126
Trio-Tech (Tianjin) Co., Ltd.	Lines of Credit	5.22% to 6.3%	-	$1,404	$1,404
Universal (Far East) Pte. Ltd	Lines of Credit	Ranging from 1.85% to 5.5%	-	$362	$362
Trio-Tech Malaysia Sdn. Bhd.	Revolving Credit	Cost of Funds Rate +2%	-	$358	$358

As of June 30, 2019, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Expiration	Credit	Unused
Facility	Facility	Rate	Date	Limitation	Credit
Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Ranging from 1.85% to 5.5%	-	$4,213	$4,213
Trio-Tech (Tianjin) Co., Ltd.	Lines of Credit	5.22% to 6.3%	-	$1,492	$1,492
Universal (Far East) Pte. Ltd	Lines of Credit	Ranging from 1.85% to 5.5%	-	$370	$183
Trio-Tech Malaysia Sdn. Bhd.	Revolving Credit	Cost of Funds Rate +2%	-	$363	$363

11.  ACCRUED EXPENSES

Accrued expenses consisted of the following:

	Sept. 30, 2019 (Unaudited)	June 30, 2019
Payroll and related costs	$1,371	$1,354
Commissions	71	107
Customer deposits	45	46
Legal and audit	345	299
Sales tax	12	9
Utilities	119	120
Warranty	38	39
Accrued purchase of materials and property, plant and equipment	244	362
Provision for re-instatement	308	302
Deferred income	100	61
Contract liabilities	496	501
Other accrued expenses	286	293
Currency translation effect	(61)	(7)
Total	$3,374	$3,486

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

	Sept. 30, 2019 (Unaudited)	June 30, 2019
Beginning	$39	$82
Additions charged to cost and expenses	-	15
Reversal	(1)	(58)
Currency translation effect	-	-
Ending	$38	$39

13.   BANK LOANS PAYABLE

 Bank loans payable consisted of the following:
	Sept. 30, 2019 (Unaudited)	June 30, 2019
Note payable denominated in RM for expansion plans in Malaysia, maturing in August 2028, bearing interest at the bank’s prime rate less 2.00% (4.85% and 5.00% at September 30, 2019 and June 30, 2019) per annum, with monthly payments of principal plus interest through August 2028, collateralized by the acquired building with a carrying value of $2,633 and $2,683, as at September 30, 2019 and June 30, 2019, respectively.	2,516	2,638

Note payable denominated in U.S. dollars for expansion plans in Singapore and its subsidiaries, maturing in April 2020, bearing interest at the bank’s lending rate (3.96% for September 30, 2019 and June 30, 2019) with monthly payments of principal plus interest through June 2020. This note payable is secured by plant and equipment with a carrying value of $135 and $148, as at September 30, 2019 and June 30, 2019, respectively.	103	142

Total bank loans payable	$2,619	$2,780

Current portion of bank loan payable	366	494
Currency translation effect on current portion of bank loan	(6)	(6)
Current portion of bank loan payable	360	488
Long term portion of bank loan payable	2,292	2,344
Currency translation effect on long-term portion of bank loan	(33)	(52)
Long term portion of bank loans payable	$2,259	$2,292

Future minimum payments (excluding interest) as at September 30, 2019 were as follows:

Remainder of fiscal 2020	$360
2021	357
2022	375
2023	393
2024	401
Thereafter	733
Total obligations and commitments	$2,619

Future minimum payments (excluding interest) as at June 30, 2019 were as follows:
2020	$488
2021	362
2022	380
2023	399
2024	407
Thereafter	744
Total obligations and commitments	$2,780

14.   COMMITMENTS AND CONTINGENCIES

Trio-Tech (Malaysia) Sdn. Bhd. has no capital commitments for the purchase of equipment and other related infrastructure costs as at September 30, 2019, as compared to the capital commitment as at June 30, 2019 amounting to RM 18, or approximately $4.

Trio-Tech (Tianjin) Co. Ltd. in China has no capital commitments for the purchase of equipment and other related infrastructure costs as at September 30, 2019, as compared to the capital commitment as at June 30, 2019 amounting to RMB 397, or approximately $58.

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

All inter-segment revenue was from the manufacturing segment to the testing and distribution segments. Total inter-segment revenue was $381 for the three months ended September 30, 2019, as compared to $285 for the same period in the last fiscal year.  Corporate assets mainly consisted of cash and prepaid expenses. Corporate expenses mainly consisted of stock option expenses, salaries, insurance, professional expenses and directors' fees. Corporate expenses are allocated to the four segments. The following segment information table includes segment operating income or loss after including the corporate expenses allocated to the segments, which gets eliminated in the consolidation.

The following segment information is un-audited for the three months ended September 30, 2019 and September 30, 2018:

Business Segment Information:
	Three Months Ended Sept. 30,	Net Revenue	Operating Income / (Loss)	Total Assets	Depr. And Amort.	Capital Expenditures
Manufacturing	2019	$3,317	(12)	9,434	47	19
	2018	$3,637	107	8,566	29	1

Testing Services	2019	4,390	68	22,138	610	520
	2018	4,437	(138)	24,200	512	1,213

Distribution	2019	2,099	204	785	111	-
	2018	1,944	172	656	-	-

Real Estate	2019	17	(17)	3,577	18	-
	2018	27	(12)	3,441	14	-

Fabrication	2019	-	-	27	-	-
Services *	2018	-	-	25	-	-

Corporate &	2019	-	(21)	157	-	-
Unallocated	2018	-	(6)	151	-	-

Total Company	2019	$9,823	222	36,118	786	539
	2018	$10,045	123	37,039	555	1,214

* Fabrication services is a discontinued operation

16. OTHER INCOME

Other income consisted of the following:

	Three Months Ended September 30,
	2019 (Unaudited)	2018 (Unaudited)
Interest income	32	10
Other rental income	30	27
Exchange gain (loss)	5	(39)
Bad debt recovery	11	2
Other miscellaneous income	32	43
Total	$110	$43

17.  INCOME TAX

The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining the provision for income taxes and income tax assets and liabilities, including evaluating uncertainties in the application of accounting principles and complex tax laws. The statute of limitations, in general, is open for years 2014 to 2019 for tax authorities in those jurisdictions to audit or examine income tax returns. The Company is under annual review by the tax authorities of the respective jurisdiction to which the subsidiaries belong.

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017, and reduces the U.S. federal corporate tax rate from 35% to 21%, eliminated corporate Alternative Minimum Tax, modified rules for expensing capital investment, and limited the deduction of interest expense for certain companies. The Act is a fundamental change to the taxation of multinational companies, including a shift from a system of worldwide taxation with some deferral elements to a territorial system, current taxation of certain foreign income, a minimum tax on low tax foreign earnings, and new measures to curtail base erosion and promote U.S. production.

Due to the enactment of Tax Act, the Company is subject to a tax on global intangible low-taxed income (“GILTI”).  GILTI is a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. Companies subject to GILTI have the option to account for the GILTI tax as a period cost if and when incurred, or to recognize deferred taxes for temporary differences including outside basis differences expected to reverse as GILTI. The Company has elected to account for GILTI as a period cost, and therefore has included GILTI expense amounting to $35 for the period ended September 30, 2019.

The Company's income tax expense was $Nil and $74 for the three months ended September 30, 2019 and September 30, 2018, respectively. Our effective tax rate ("ETR") from continuing operations was 0% and 84.1% for the quarter ended September 30, 2019 and September 30, 2018 respectively. The following items caused the caused the quarterly ETR to be significantly different:

1). During 3 months ended September 30, 2019, the Company recorded a income tax benefit of $35 as a result of tax refund in China operation which reduced the ETR by 15%.  During the quarter, the Company also recorded a provision of GILTI for $35.

2). During 3 months ended September 30, 2018, the company recorded a income tax expenses of $74 which is absent during the 3 months ended September 2019 due to pre-tax income changes as well as various discrete items.

The Company accrues penalties and interest related to unrecognized tax benefits when necessary as a component of penalties and interest expenses, respectively. The Company had no unrecognized tax benefits or related accrued penalties or interest expenses at September 30, 2019.

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

18.  CONTRACT BALANCES

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

Contract assets were recorded under other receivable while contract liabilities were recorded under accrued expenses in the balance sheet.

The following table is the reconciliation of contract balances.
	Sept. 30,2019 (Unaudited)	Jun 30,2019 (Unaudited)
Trade Accounts Receivable	7,520	7,113
Accounts Payable	3,170	3,272
Contract Assets	517	419
Contract Liabilities	496	501

Remaining Performance Obligation

As at September 30, 2019, the Company had $941 of remaining performance obligations, which represents our obligation to deliver products and services. Given the profile of contract terms, approximately 50 percent of this amount is expected to be recognized as revenue over the next two years, remaining of the amount is expected to be recognized between three and five years.

Refer to note 15 “Business Segments” of the Notes to Condensed Consolidated Financial Statements for information related to revenue.

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

Options to purchase 673,500 shares of Common Stock at exercise prices ranging from $2.69 to $5.98 per share were outstanding as of September 30, 2019. No outstanding options were excluded in the computation of diluted EPS for fiscal year 2020 since all options were dilutive.

Options to purchase 582,500 shares of Common Stock at exercise prices ranging from $2.69 to $5.98 per share were outstanding as of September 30, 2018. No outstanding options were excluded in the computation of diluted EPS for fiscal year 2019 since all options were dilutive.

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted EPS for the period presented herein:

	Three Months Ended
	September 30,
	2019 (Unaudited)	2018 (Unaudited)
Income attributable to Trio-Tech International common shareholders from continuing operations, net of tax	$274	$69
Loss attributable to Trio-Tech International common shareholders from discontinued operations, net of tax	(1)	(4)
Net income attributable to Trio-Tech International common shareholders	$273	$65

Weighted average number of common shares outstanding - basic	3,673	3,608
Dilutive effect of stock options	17	124
Number of shares used to compute earnings per share – diluted	3,690	3,732

Basic earnings per share from continuing operations attributable to Trio-Tech International	0.07	0.02

Basic earnings per share from discontinued operations attributable to Trio-Tech International	-	-
Basic earnings per share from net income attributable to Trio-Tech International	$0.07	$0.02

Diluted earnings per share from continuing operations attributable to Trio-Tech International	0.07	0.02

Diluted earnings per share from discontinued operations attributable to Trio-Tech International	-	-
Diluted earnings per share from net income attributable to Trio-Tech International	$0.07	$0.02

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

Assumptions

The fair value for the options granted were estimated using the Black-Scholes option pricing model with the following weighted average assumptions, assuming no expected dividends:

	Three Months Ended September 30,
	2019	2018
Expected volatility	45.38%to 97.48%	60.41% to 104.94%
Risk-free interest rate	0.30% to 2.35%	0.30% to 0.78%
Expected life (years)	2.5 -3.25	2.50

The expected volatilities are based on the historical volatility of the Company’s stock. Due to higher volatility, the observation is made on a daily basis for the three months ended September 30, 2019. The observation period covered is consistent with the expected life of options. The expected life of the options granted to employees has been determined utilizing the “simplified” method as prescribed by ASC Topic 718 Stock Based Compensation, which, among other provisions, allows companies without access to adequate historical data about employee exercise behavior to use a simplified approach for estimating the expected life of a "plain vanilla" option grant. The simplified rule for estimating the expected life of such an option is the average of the time to vesting and the full term of the option. The risk-free rate is consistent with the expected life of the stock options and is based on the United States Treasury yield curve in effect at the time of grant.

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

During the first quarter of fiscal year 2020, the Company did not grant any options pursuant to the 2017 Employee Plan. There were no stock options exercised during the three-month period ended September 30, 2019. The Company recognized $8 stock-based compensation expenses during the three months ended September 30, 2019.

During the first quarter of fiscal year 2019, the Company did not grant any options pursuant to the 2017 Employee Plan. There were no stock options exercised during the three-month period ended September 30, 2018. The Company recognized $1 stock-based compensation expenses during the three months ended September 30, 2018.

As of September 30, 2019, there were vested stock options granted under the 2017 Employee Plan covering a total of 49,000 shares of Common Stock. The weighted-average exercise price was $4.97 and the weighted average remaining contractual term was 3.86 years.

As of September 30, 2018, there were vested stock options granted under the 2017 Employee Plan covering a total of 15,000 shares of Common Stock. The weighted-average exercise price was $5.98 and the weighted average remaining contractual term was 4.48 years.

A summary of option activities under the 2017 Employee Plan during the three months period ended Sep 30, 2019 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2019	136,000	$4.53	4.28	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2019	136,000	4.53	4.02	19.2
Exercisable at September 30, 2019	49,000	4.97	3.86	5

A summary of the status of the Company’s non-vested employee stock options during the three months ended Sep 30, 2019 is presented below:
	Options	Weighted Average Grant-Date Fair Value

Non-vested at July 1, 2019	87,000	$4.28
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested at September 30, 2019	87,000	$4.28

A summary of option activities under the 2017 Employee Plan during the three months period ended Sep 30, 2018 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2018	60,000	$5.98	4.73	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2018	60,000	5.98	4.48	-
Exercisable at September 30, 2018	15,000	5.98	4.48	-

A summary of the status of the Company’s non-vested employee stock options during the three months ended September 30, 2018 is presented below:

	Options	Weighted Average Grant-Date Fair Value

Non-vested at July 1, 2018	45,000	$5.98
Granted	-	-
Vested	-	-
Forfeited	-	-
	45,000	$5.98

2007 Employee Stock Option Plan

The 2007 Employee Plan terminated by its terms on September 24, 2017 and no further options may be granted thereunder. However, the options outstanding thereunder continue to remain outstanding and in effect in accordance with their terms. The 2007 Employee Plan permitted the issuance of options to employees.

As the 2007 Plan has terminated, the Company did not grant any options pursuant to the 2007 Employee Plan during the three months ended September 30, 2019 and September 30, 2018 respectively.

There were no options exercised during the three months ended September 30, 2019. There were 15,000 of options exercised during the three months ended September 30, 2018. The Company did not recognize any stock-based compensation expenses during the three months ended September 30, 2019. The Company recognized stock-based compensation expenses of $1 in the three months ended September 30, 2018 under the Employee Plan.

As of September 30, 2019, there were vested stock options granted under the 2007 Employee Plan covering a total of 68,125 shares of Common Stock. The weighted-average exercise price was $3.62 and the weighted average remaining contractual term was 1.89 years.

As of September 30, 2018, there were vested employee stock options covering a total of 83,750 shares of Common Stock. The weighted-average exercise price was $3.39 and the weighted average contractual term was 1.75 years.

A summary of option activities under the 2007 Employee Plan during the three months ended September 30, 2019 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 1, 2019	77,500	$3.69	2.22	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2019	77,500	$3.69	1.97	$14
Exercisable at September 30, 2019	68,125	$3.62	1.89	$14

A summary of the status of the Company’s non-vested employee stock options during the three months ended September 30, 2019 is presented below:
	Options	Weighted Average Grant-Date Fair Value

Non-vested at July 1, 2019	9,375	$4.14
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested at September 30, 2019	9,375	$4.14

A summary of option activities under the 2007 Employee Plan during the three months ended September 30, 2018 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 1, 2018	127,500	$3.52	2.10	$121
Granted	-	-	-	-
Exercised	(15,000)	3.62	-	-
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2018	112,500	$3.50	2.10	$120
Exercisable at September 30, 2018	83,750	$3.39	1.75	$99

A summary of the status of the Company’s non-vested employee stock options during the three months ended September 30, 2018 is presented below:

	Options	Weighted Average Grant-Date Fair Value

Non-vested at July 1, 2018	28,750	$3.83
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested at September 30, 2018	28,750	$3.83

2017 Directors Equity Incentive Plan

The 2017 Directors Plan permits the grant of options covering up to an aggregate of 300,000 shares of Common Stock to its directors in the form of non-qualified options and restricted stock. The exercise price of the non-qualified options is 100% of the fair value of the underlying shares on the grant date. The options have five-year contractual terms and are exercisable immediately as of the grant date.

During the first quarter of fiscal year 2020, the Company did not grant any options pursuant to the 2017 Directors Plan. There were no stock options exercised during the three months ended September 30, 2019. The Company did not recognize any stock-based compensation expenses during the three months ended September 30, 2019.

During the first quarter of fiscal year 2019, the Company did not grant any options pursuant to the 2017 Directors Plan. There were no stock options exercised during the three months ended September 30, 2018. The Company did not recognize any stock-based compensation expenses during the three months ended September 30, 2018.

As all of the stock options granted under the 2017 Directors Plan vest immediately on the date of grant, there were no unvested stock options granted under the 2017 Directors Plan as of September 30, 2019.

As of September 30, 2019, there were vested stock options granted under the 2017 Directors Plan covering a total of 160,000 shares of Common Stock. The weighted-average exercise price was $4.63 and the weighted average remaining contractual term was 4.00 years.

As of September 30, 2018, there were vested stock options granted under the 2017 Directors Plan covering a total of 80,000 shares of Common Stock. The weighted-average exercise price was $5.98 and the weighted average remaining contractual term was 4.48 years.

A summary of option activities under the 2017 Directors Plan during the three months ended September 30, 2019 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2019	160,000	$4.63	4.25	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2019	160,000	4.63	4.00	26
Exercisable at September 30, 2019	160,000	4.63	4.00	26

A summary of option activities under the 2017 Directors Plan during the three months ended September 30, 2018 is presented as follows:
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2018	80,000	$5.98	4.73	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2018	80,000	5.98	4.48	-
Exercisable at September 30, 2018	80,000	5.98	4.48	-

2007 Directors Equity Incentive Plan

The 2007 Directors Plan terminated by its terms on September 24, 2017 and no further options may be granted thereunder. However, the options outstanding thereunder continue to remain outstanding and in effect in accordance with their terms. The 2007 Employee Plan permitted the issuance of options to employees.

As the 2007 Plan has terminated, the Company did not grant any options pursuant to the 2007 Employee Plan during the three months ended September 30, 2019 and September 30, 2018.

There were no stock options exercised during the three months ended September 30, 2019. The Company did not recognize any stock-based compensation expenses during the three months ended September 30, 2019.

There were no stock options exercised during the three months ended September 30, 2018. The Company did not recognize any stock-based compensation expenses during the three months ended September 30, 2018.

As of September 30, 2019, there were vested stock options granted under the 2007 Directors Plan covering a total of 300,000 shares of Common Stock. The weighted-average exercise price was $3.40 and the weighted average remaining contractual term was 1.33 years.

As of September 30, 2018, there were vested stock options granted under the 2007 Directors Plan covering a total of 330,000 shares of Common Stock. The weighted-average exercise price was $3.38 and the weighted average remaining contractual term was 2.13 years.

A summary of option activities under the 2007 Directors Plan during the three months ended September 30, 2019 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2019	300,000	$3.40	1.58	$9
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2019	300,000	$3.40	1.33	$97
Exercisable at September 30, 2019	300,000	$3.40	1.33	$97

A summary of option activities under the 2007 Directors Plan during the three months ended September 30, 2018 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2018	390,000	$3.41	2.05	$412
Granted	-	-	-	-
Exercised	(40,000)	3.62	-	-
Forfeited or expired	(20,000)	(3.62)	-	-
Outstanding at September 30, 2018	330,000	$3.38	2.13	$394
Exercisable at September 30, 2018	330,000	$3.38	2.13	$394

21.  LEASES

As Lessor

Operating leases arise from the leasing of the Company’s commercial and residential real estate investment property. Initial lease terms generally range from 12 to 60 months. Depreciation expense for assets subject to operating leases is taken into account primarily on the straight-line method over a period of twenty years in amounts necessary to reduce the carrying amount of the asset to its estimated residual value. Depreciation expenses relating to the property held as investments in operating leases was $18 and $14 for the three months ended September 30, 2019 and 2018, respectively.

Future minimum rental income in China to be received from fiscal year 2020 to fiscal year 2021 on non-cancellable operating leases is contractually due as follows as of September 30, 2019:

2020	$51
2021	22
$73

Future minimum rental income in China to be received from fiscal year 2020 to fiscal year 2021 on non-cancellable operating leases is contractually due as follows as of June 30, 2019:

2020	72
2021	6
$78

As Lessee

The Company has operating leases for corporate offices and development facilities with remaining lease terms of 1 year to 3 years and finance leases for plant and equipment.

Supplemental balance sheet information related to leases was as follows (in thousands):

September 30,
2019
(Unaudited)
Finance Leases (Plant & equipment)
Plant and equipment, at cost	1,829
Accumulated depreciation	783
Plant and equipment, net	1,046

Current portion of finance leases	206
Net of current portion of finance leases	479
Total finance lease liabilities	685

Operating Leases (Corporate offices and Research and development facilities)
Operating lease right-of-use assets	614

Current portion of operating leases	362
Net of current portion of operating leases	219
Total operating lease liabilities	581

Lease Cost
Interest on Finance Lease	12
Operating lease costs	175
187

Other information related to leases were as follows (in thousands except lease term and discount rate):

September 30,
2019
(Unaudited)
Cash Paid for amounts included in the measurement of lease liabilities
Finance cash flows from finance leases	65
Finance cash flows from operating leases	184
Right-of-use assets obtained in exchange for new operating lease liabilities

Weighted-average remaining lease term:
Finance leases	3.29
Operating leases	1.16
Weighted-average Discount Rate:
Finance leases	3.51%
Operating leases	3.02%

As of September 30, 2019, the maturities of the Company's operating lease liabilities are as follow:

	Operating lease Liabilities	Finance Lease Liabilities
Fiscal Year
Remainder of 2020	$368	242
2021	200	215
2022	40	161
2023	1	81
2024	-	58
Total future minimum lease payments	$609	757
Less: amount representing interest	(28)	(72)
Present value of net minimum lease payments	581	685

Presentation on statement of financial position
Current	$362	206
Non Current	$219	479

As of Jun 30, 2019, future minimum lease payments under finance leases and non-cancelable operating leases were as follows:

Fiscal Year	Operating lease Liabilities	Finance Lease Liabilities
2020	$620	283
2021	216	187
2022	47	143
2023	1	68
2024	-	44
Total future minimum lease payments	$884	725

22.  FAIR VALUE OF FINANCIAL INSTRUMENTS APPROXIMATE CARRYING VALUE

In accordance with ASC Topics 825 and 820, the following presents assets and liabilities measured and carried at fair value and classified by level of fair value measurement hierarchy:

There were no transfers between Levels 1 and 2 during the three months ended September 30, 2019 and 2018.

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

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Overview

The following should be read in conjunction with the condensed consolidated financial statements and notes in Item I above and with the audited consolidated financial statements and notes, the information under the headings “Risk Factors” and “Management’s discussion and analysis of financial condition and results of operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

Trio-Tech International (“TTI”) was incorporated in 1958 under the laws of the State of California. As used herein, the term “Trio-Tech” or “Company” or “we” or “us” or “Registrant” includes Trio-Tech International and its subsidiaries unless the context otherwise indicates. Our mailing address and executive offices are located at Block 1008 Toa Payoh North, Unit 03-09 Singapore 318996, and our telephone number is (65) 6265 3300.

The Company is a provider of reliability test equipment and services to the semiconductor industry. Our customers rely on us to verify that their semiconductor components meet or exceed the rigorous reliability standards demanded for aerospace, communications and other electronics products.

TTI generated approximately 99.8% of its revenue from its three core business segments in the test and measurement industry, i.e. manufacturing of test equipment, testing services and distribution of test equipment during the three months ended September 30, 2019. The Real Estate segment contributed only 0.2% to the total revenue during the three months ended September 30, 2019.

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

First Quarter Fiscal Year 2020 Highlights

●
Total revenue decreased by $222 or 2.2%, to $9,823 in the first quarter of fiscal year 2020, compared to $10,045 for the same period in fiscal year 2019.
●
Manufacturing segment revenue decreased by $320, or 8.8%, to $3,317 for the first quarter of fiscal year 2020, compared to $3,637 for the same period in fiscal year 2019.
●
Testing segment revenue decreased by $47, or 1.1%, to $4,390 for the first quarter of fiscal year 2020, compared to $4,437 for the same period in fiscal year 2019.
●
Distribution segment revenue increased by $155, or 8.0%, to $2,099 for the first quarter of fiscal year 2020, compared to $1,944 for the same period in fiscal year 2019.
●
Real estate segment rental revenue decreased by $10 or 37% to $17 for the first quarter of fiscal year 2020 compared to $27 for the same period in fiscal year 2019.
●
The overall gross profit margin increased by 2.0% to 22.9% for the first quarter of fiscal year 2020, from 20.9% for the same period in fiscal year 2019.
●
Income from operations was $222 for the first quarter of fiscal year 2020, an increase of $99, as compared to $123 for the same period in fiscal year 2019.
●
General and administrative expenses increased by $29, or 1.6%, to $1,788 for the first quarter of fiscal year 2020, from $1,759 for the same period in fiscal year 2019.
●
Selling expenses increased by $43, or 29.3%, to $190 for the first quarter of fiscal year 2020, from $147 for the same period in fiscal year 2019.
●
Other income increased by $67 to $110 in the first quarter of fiscal year 2020 compared to $43 in the same period in fiscal year 2019.
●
Income tax was $Nil in the first quarter of fiscal year 2020, an decrease of $74 as compared to an income tax expense of $74 in the same period in fiscal year 2019.
●
During the first quarter of fiscal year 2020, income from continuing operations before non-controlling interest, net of tax was $264, as compared to $14 for the same period in fiscal year 2019.
●
Net loss attributable to non-controlling interest for the first quarter of fiscal year 2020 was $10, a decrease of $49, as compared to $59 in the same period in fiscal year 2019.
●
Basic Earnings per share for the first quarter of fiscal year 2020 were $0.07, as compared to earnings per share of $0.02 for the same period in fiscal year 2019.
●
Dilutive Earnings per share for the first quarter of fiscal year 2020 were $0.07, as compared to earnings per share of $0.02 for the same period in fiscal year 2019.
●
Total assets decreased by $409, or 1.1% to $36,118 as of September 30, 2019 compared to $36,527 as of June 30, 2019.
●
Total liabilities decreased by $117, or 1.0% to $11,549 as of September 30, 2019 compared to $11,666 as of June 30, 2019.

Results of Operations and Business Outlook

The following table sets forth our revenue components for the three months ended September 30, 2019 and 2018, respectively.

Revenue Components	Three Months Ended September 30,
	2019	2018
Revenue:
Manufacturing	33.8%	36.2%
Testing Services	44.7	44.2
Distribution	21.3	19.3
Real Estate	0.2	0.3
Total	100.0%	100.0%

Revenue for the three months ended September 30, 2019 was $9,823, a decrease of $222 from $10,045 when compared to the revenue for the same period of the prior fiscal year. As a percentage, revenue decreased by 2.2% for the three months ended September 30, 2019 when compared to revenue for the same period of the prior year.

For the three months ended September 30, 2019, there was a decrease in revenue across all segments except for the distribution segment when compared to the same period of the prior fiscal year.

Total revenue into and within China, the Southeast Asia regions and other countries (except revenue into and within the United States) decreased by $389 or 4.1%, to $9,187 for the three months ended September 30, 2019, as compared with $9,576 for the same period of last fiscal year. The decrease was mainly due to a decrease in the manufacturing segment in Singapore and a decrease in the testing segments in the Malaysia and China operations which were partially offset by an increase in the testing segments in the Singapore and Thailand operations. The decrease was also offset by an increase in the distribution segment in the Singapore operation.

Total revenue into and within the U.S. was $636 for the three months ended September 30, 2019, an increase of $167 from $469 for the same period of the prior year. The increase in the three months’ result was mainly due to an increase in orders from existing customers in the first quarter of fiscal year 2020 as compared to the same period in fiscal year 2019.

Revenue within our four current segments for the three months ended September 30, 2019 is discussed below.

Manufacturing Segment

Revenue in the manufacturing segment as a percentage of total revenue was 33.8% for the three months ended September 30, 2019, a decrease of 2.4% of total revenue when compared to 36.2% in the same period of the last fiscal year. The absolute amount of revenue decreased by $320 to $3,317 for the three months ended September 30, 2019, compared to $3,637, for the same period of the last fiscal year.

Revenue in the manufacturing segment for the three months ended September 30, 2019 decreased primarily due to a decrease in orders by customers in the Singapore operations.

Revenue in the manufacturing segment from a major customer accounted for 39.3% and 39.6% of our revenue in the manufacturing segment for the three months ended September 30, 2019 and 2018, respectively. The future revenue in our manufacturing segment will be affected by the purchase and capital expenditure plans of this major customer, if the customer base cannot be increased.

Testing Services Segment

Revenue in the testing segment as a percentage of total revenue was 44.7% for the three months ended September 30, 2019, an increase of 0.5% of the total revenue when compared to 44.2% for the same period of the last fiscal year. The absolute amount of revenue decreased by $47 to $4,390 for the three months ended September 30, 2019, as compared to $4,437 for the same period of the last fiscal year.

Revenue in the testing segment for the three months ended September 30, 2019 decreased primarily due to a decrease in the Malaysia and China operations but was partially offset by an increase in the Singapore and Thailand operations. The decrease in Malaysia and China operations was caused by a decrease in orders from the customer.

The revenue in the testing segment from a major customer accounted for 66.4% and 76.0% of our revenue in the testing segment for the three months ended September 30, 2019 and 2018, respectively. The future revenue in the testing segment will be affected by the demands of this major customer, if the customer base cannot be increased. Demand for testing services varies from country to country depending on any changes taking place in the market and our customers’ forecasts. As it is difficult to accurately forecast fluctuations in the market, management believes it is necessary to maintain testing facilities in close proximity to the customers in order to make it convenient for them to send us their newly manufactured parts for testing and to enable us to maintain a share of the market.

Distribution Segment

Revenue in the distribution segment as a percentage of total revenue was 21.3% for the three months ended September 30, 2019, an increase of 2.0% of total revenue when compared to 19.3% in the same period of the last fiscal year. The absolute amount of revenue increased by $155 to $2,099 for the three months ended September 30, 2019, compared to $1,944 for the same period of the last fiscal year.

Revenue in the distribution segment for the three months ended September 30, 2019 increased primarily due to an increase in revenue generated from customers in the Singapore operation.

Demand for the distribution segment varies depending on the demand for our customers’ products, the changes taking place in the market and our customers’ forecasts.  Hence it is difficult to accurately forecast fluctuations in the market.

Real Estate Segment

The real estate segment accounted for 0.2% of total revenue for the three months ended September 30, 2019 and 0.3% of total revenue for three months ended September 30, 2018. The absolute amount of revenue in the real estate segment was $17 for the three months ended September 30, 2019 and $27 for the three months ended September 30, 2018.

Uncertainties and Remedies

There are several influencing factors which create uncertainties when forecasting performance, such as the constantly changing nature of technology, specific requirements from the customer, decline in demand for certain types of burn-in devices or equipment, decline in demand for testing services and fabrication services, and other similar factors. One factor that influences uncertainty is the highly competitive nature of the semiconductor industry. Another is that some customers are unable to provide a forecast of the products required in the upcoming weeks; hence it is difficult to plan for the resources needed to meet these customers’ requirements due to short lead time and last minute order confirmation. This will normally result in a lower margin for these products, as it is more expensive to purchase materials in a short time frame. However, the Company has taken certain actions and formulated certain plans to deal with and to help mitigate these unpredictable factors. For example, in order to meet manufacturing customers’ demands upon short notice, the Company maintains higher inventories, but continues to work closely with its customers to avoid stock piling. We believe that we have improved customer service from staff through our efforts to keep our staff up to date on the newest technology and stressing the importance of understanding and meeting the stringent requirements of our customers. Finally, the Company is exploring new markets and products, looking for new customers, and upgrading and improving burn-in technology while at the same time searching for improved testing methods for higher technology chips.

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

This implementation effort will continue in fiscal 2020, when the operational and financial system in our Tianjin and Suzhou operations will be substantially transitioned to the new system.

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

Comparison of the Three Months Ended September 30, 2019 and September 30, 2018

The following table sets forth certain consolidated statements of income data as a percentage of revenue for the three months ended September 30, 2019 and 2018 respectively:

	Three Months Ended September 30,
	2019	2018
Revenue	100.0%	100.0%
Cost of sales	77.1	79.1
Gross Margin	22.9%	20.9%
Operating expenses
General and administrative	18.2%	17.5%
Selling	1.9	1.5
Research and development	0.8	0.7
Gain on disposal of plant and equipment	(0.2)	-
Total operating expenses	20.7%	19.7%
Income from Operations	2.2%	1.2%

Overall Gross Margin

Overall gross margin as a percentage of revenue increased by 2.0% to 22.9% for the three months ended September 30, 2019, from 20.9% for the same period of the last fiscal year.

Gross profit margin as a percentage of revenue in the manufacturing segment increased by 1.6% to 23.0% for the three months ended September 30, 2019, as compared to 21.4% for the same period in last fiscal year. The increase in gross profit margin was primarily due to higher sales of high profit margin products in the three months ended September 30, 2019 as compared to the same period in the last fiscal year. In absolute dollar amounts, gross profits in the manufacturing segment decreased by $18 to $762 for the three months ended September 30, 2019, from $780 for the same period in the last fiscal year.

Gross profit margin as a percentage of revenue in the testing segment increased by 3.5% to 27.3% for the three months ended September 30, 2019, from 23.8% in the same period of the last fiscal year. The increase was primarily due to management efforts in reducing costs in the China and Malaysia operations. Significant portions of our cost of goods sold are fixed in the testing segment.  Thus, as the demand of services and factory utilization decreases, the fixed costs are spread over the decreased output, which decreases the gross profit margin. However, this negative impact was mitigated by our effort in cost savings as mentioned earlier. In absolute dollar amounts, gross profit in the testing segment increased by $145 to $1,199 for the three months ended September 30, 2019 from $1,054 for the same period of the last fiscal year as a result of an increase in gross profit margin.

Gross profit margin of the distribution segment is not only affected by the market price of the products we distribute, but also the mix of products we distribute, which changes frequently as a result of changes in market demand. Gross profit margin as a percentage of revenue in the distribution segment increased by 0.6% to 13.9% for the three months ended September 30, 2019, from 13.3% in the same period of the last fiscal year. The increase in gross margin was due to the increase in sales of high profit margin products in our Singapore operation as compared to the same period of last fiscal year. In terms of absolute dollar amounts, gross profit in the distribution segment for the three months ended September 30, 2019 was $292 as compared to $258 in the same period of the last fiscal year.

In absolute dollar amounts, for the three months ended September 30, 2019, gross loss in the real estate segment was $1, as compared to gross profit margin of $9 for same period of last fiscal year. The increase in gross loss was mainly due to the sales of properties in real estate segment after the first quarter of last fiscal year, which resulted in a decrease in rental income.

Operating Expenses

Operating expenses for the three months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,
(Unaudited)	2019	2018
General and administrative	$1,788	$1,759
Selling	190	147
Research and development	76	72
Gain on disposal of plant and equipment	(24)	-
Total	$2,030	$1,978

General and administrative expenses increased by $29, or 1.6%, from $1,759 to $1,788 for the three months ended September 30, 2019 compared to the same period of last fiscal year. The increase in general and administrative expenses was mainly attributable to the higher professional fees and payroll related expenses in the U.S. operations.

Selling expenses increased by $43, or 29.3%, from $147 to $190 for the three months ended September 30, 2019, compared to the same period of the last fiscal year. The increase was mainly due to an increase in commission expenses in the manufacturing segment of the Singapore operations as a result of an increase in commissionable revenue although we saw a decrease in overall revenue in the manufacturing segment.

During the three months ended September 30, 2019, there was a gain on disposal of plant and equipment of $24 as compared to $nil in the same period of last fiscal year.

Income from Operations

Income from operations was $222 for the three months ended September 30, 2019, an increase of $99, as compared to $123 for the three months ended September 30, 2018. The increase was mainly due to the increase in gross profit which was partially offset by the increase in operating expenses, as previously discussed.

Interest Expense

Interest expense for the three months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,
(Unaudited)	2019	2018
Interest expenses	$68	$78

Interest expense was $68 for the three months ended September 30, 2019, a decrease of $10, or 12.8% as compared to $78 for the three months ended September 30, 2018. The decrease was due to a decrease in the utilization of short-term loans in the Singapore and China operations. As of September 30, 2019, the Company had an unused line of credit of $6,250 as compared to $3,858 at September 30, 2018.

Other Income

Other income for the three months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,
	2019	2018
Interest income	32	10
Other rental income	30	27
Exchange gain/(loss)	5	(39)
Bad debt recovery	11	2
Other miscellaneous income	32	43
Total	$110	$43

Other income increased by $67 to $110 for the three months ended September 30, 2019 from $43 as compared to the same period in the last fiscal year. The increase was primarily due to an increase in interest income from placement of fixed deposit for the three months ended September 30, 2019 as compared to same period in the last fiscal year. Furthermore, this increase in other income was positively impacted by a foreign exchange movement. The exchange gain was $5 for the three months ended September 30, 2019 as compared to an exchange loss of $39 for the three months ended September 30, 2018, which was mainly due to transactional foreign exchange differences in the U.S. operations.

Income Tax Expenses

The Company's income tax expense was $Nil and $74 for the three months ended September 30, 2019 and September 30, 2018, respectively. The provision for the three months ended September 30, 2019 was primarily due to provision for GILTI tax which is absent during first quarter of 2019 fiscal year. The provision for GILTI tax was offset by pre-tax income changes as well as various discrete items. The income tax expense for the three months ended September 30, 2019 was offset by the tax refund in the China operation. In the same period of 2018, the Company recorded deferred tax expense for timing differences in the Malaysia operation.

Non-controlling Interest

As of September 30, 2019, we held a 55% interest in Trio-Tech (Malaysia) Sdn. Bhd., Trio-Tech (Kuala Lumpur) Sdn. Bhd., SHI International Pte. Ltd., and PT. SHI Indonesia. We also held a 76% interest in Prestal Enterprise Sdn. Bhd. The share of net loss from the subsidiaries by the non-controlling interest for the three months ended September 30, 2019 was $10, a decrease of $49 compared to $59 for the same period of the previous fiscal year. The decrease in the net loss of the non-controlling interest in the subsidiaries was attributable to the increase in net income generated by the Malaysia operation as compared to the same period in the previous fiscal year.

Net Income

Net income for the three months ended September 30, 2019 was $273, an increase of $208, as compared to a net income of $65 for the same period last fiscal year.

Earnings per Share

Basic earnings per share from continuing operations were $0.07 for the three months ended September 30, 2019 as compared to $0.02 for the same period in the last fiscal year. Basic earnings per share from discontinued operations were Nil for both the three months ended September 30, 2019 and 2018.

Diluted earnings per share from continuing operations were $0.07 for the three months ended September 30, 2019 as compared to $0.02 for the same period in the last fiscal year. Diluted earnings per share from discontinued operations were Nil for both the three months ended September 30, 2019 and 2018.

Segment Information

The revenue, gross margin and income or loss from operations for each segment during the first quarter of fiscal year 2020 and fiscal year 2019 are presented below. As the revenue and gross margin for each segment have been discussed in the previous section, only the comparison of income or loss from operations is discussed below.

Manufacturing Segment

The revenue, gross margin and income from operations for the manufacturing segment for the three months ended September 30, 2019 and 2018 were as follows:
	Three Months Ended September 30,
(Unaudited)	2019	2018
Revenue	$3,317	$3,637
Gross margin	23.0%	21.4%
(Loss)/Income from operations	$(12)	$107

Loss from operations from the manufacturing segment was $12 as compared to income from operation of $107 in the same period of the last fiscal year, primarily due to a decrease in gross margin of $18 and an increase in operating expenses of $101. Operating expenses for the manufacturing segment were $774 and $673 for the three months ended September 30, 2019 and 2018, respectively. The increase in operating expenses was mainly due to an increase of $60 in general and administrative expenses and an increase of $56 in selling expenses. The increase in general and administrative expenses was mainly attributable to an increase in payroll related expenses in the Singapore operations. The increase in selling expenses was due to higher commission expenses as there was higher commissionable revenue in the Singapore operations. These increases were partially offset by a decrease of $19 in corporate overhead expenses.

Testing Segment

The revenue, gross margin and income/(loss) from operations for the testing segment for the three months ended September 30, 2019 and 2018 were as follows:
	Three Months Ended September 30,
(Unaudited)	2019	2018
Revenue	$4,390	$4,437
Gross margin	27.3%	23.8%
Income/(Loss) from operations	$68	$(138)

Income from operations in the testing segment for the three months ended September 30, 2019 was $68, an increase of $206 compared to a loss from operations of $138 in the same period of the last fiscal year. The increase in operating income was mainly attributable to an increase of gross profit margin as discussed earlier and a decrease in operating expenses. Operating expenses were $1,131 and $1,192 for the three months ended September 30, 2019 and 2018, respectively. The decrease of $61 in operating expenses was mainly due to a decrease in general and administrative expenses, which was mainly due to lower payroll related expenses incurred in the China operations.

Distribution Segment

The revenue, gross margin and income from operations for the distribution segment for the three months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,
(Unaudited)	2019	2018
Revenue	$2,099	$1,944
Gross margin	13.9%	13.3%
Income from operations	$204	$172

Income from operations was $204, for the three months ended September 30, 2019, as compared to $172 for the same period of last fiscal year. The increase of $32 was mainly due to an increase of $34 in the gross margin, as discussed earlier. Operating expenses were $88 and $86 for the three months ended September 30, 2019 and 2018, respectively.

Real Estate Segment

The revenue, gross margin and loss from operations for the real estate segment for the three months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,
(Unaudited)	2019	2018
Revenue	$17	$27
Gross margin	(5.9)%	33.3%
Loss from operations	$(17)	$(12)

Loss from operations in the real estate segment for the three months ended September 30, 2019 was $17 compared to $12 for the same period of last fiscal year. Operating expenses were $16 and $21 for the three months ended September 30, 2019 and 2018, respectively.

Corporate

The loss from operations for Corporate for the three months ended September 30, 2019 and 2018 was as follows:

	Three Months Ended September 30,
(Unaudited)	2019	2018
Loss from operations	$(21)	$(6)

Corporate operating loss was $21 for the three months ended September 30, 2019, an increase of $15 from $6 in the same period of the last fiscal year. The increase was mainly attributable to an increase in general and administrative expenses.

Financial Condition

During the three months ended September 30, 2019 total assets decreased by $409 from $36,527 as at June 30, 2019 to $36,118. The decrease in total assets was primarily due to a decrease in cash and cash equivalents, other receivables, inventory, deferred tax asset, investment properties, property, plant and equipment, other asset and restricted term deposits, which was partially–offset by an increase in short term deposits, trade accounts receivable, prepaid expenses and other current assets, and operating lease right-of-use assets.

Cash and cash equivalents were $3,710 as at September 30, 2019, reflecting a decrease of $1,153 from $4,863 as at June 30, 2019, primarily due to placement made into fixed deposits in the Singapore and China operations and the acquisition of plant and equipment in the Malaysia operation.

Short term deposits were $5,222 as at September 30, 2019, reflecting an increase of $1,078 from $4,144 as at June 30, 2019, primarily due to an increase in deposits in the Singapore and China operations.

As at September 30, 2019, the trade accounts receivable balance increased by $407 to $7,520, from $7,113 as at June 30, 2019, primarily due to the increase in revenue for the first three months of fiscal year 2020 as compared to the revenue in the fourth quarter of last fiscal year in the Malaysia, China and U.S. operations. This increase was partially offset by the decrease in the Singapore and Thailand operations due to the decrease in revenue for the first three months of fiscal year 2020 as compared to the revenue in the fourth quarter of last fiscal year. The number of days’ sales outstanding in accounts receivables for the Group was 67 and 74 days at the end of the first quarter of fiscal year 2020 and for the fiscal year ended 2019, respectively.

As at September 30, 2019 other receivables were $756, reflecting a decrease of $61 from $817 as at June 30, 2019. The decrease was primarily due to a decrease in advance payments made to suppliers and other tax receivables in the Singapore operation.

Inventories as at September 30, 2019 were $1,688, a decrease of $739, as compared to $2,427 as at June 30, 2019. The decrease in inventories was in line with a decrease in orders by customers in the manufacturing segment of Singapore operations.

Prepaid expenses were $346 as at September 30, 2019 compared to $287 as at June 30, 2019. The increase of $59 was primarily due to the prepaid application fee made in relation to the sale of property in the Malaysia operation.

Investment properties, net in China were $736 as at September 30, 2019 and $782 as at June 30, 2019. The decrease was primarily due to the depreciation charged for the period and the foreign currency exchange movement between June 30, 2019 and September 30, 2019.

Assets held for sales were $88 as at September 30, 2019 and $89 as at June 30, 2019. Management entered into a Sales and Purchase Agreement with a potential buyer during fiscal year 2019. The completion of the sale is subject to approval by the local government. In accordance with ASC 360-20, a sale is considered consummated when all the legal steps to transfer the ownership are completed, not when the sales agreement is signed.

Property, plant and equipment decreased by $372 from $12,159 as at June 30, 2019, to $11,787 as at September 30, 2019, mainly due to depreciation charged for the period and the foreign currency exchange movement between June 30, 2019 to September 30, 2019. The decrease was partially offset by the new acquisition of plant and equipment in the Malaysia operation.

Restricted cash decreased by $32 to $1,674 as at September 30, 2019, as compared to $1,706 as at June 30, 2019. This was primarily due to the foreign currency exchange movement between June 30, 2019 and September 30, 2019.

Other assets decreased by $156 to $1,594 as at September 30, 2019, as compared to $1,750 as at June 30, 2019.  This was mainly due to the reclassification of down payments made for the purchase of property, plant and equipment, to fixed assets in the Malaysia operation.

Accounts payable decreased by $102 to $3,170 as at September 30, 2019, as compared to $3,272 as at June 30, 2019. This was due to a decrease in purchases by the Singapore operation.

Accrued expenses decreased by $112 to $3,374 as at September 30, 2019, as compared to $3,486 as at June 30, 2019. The decrease in accrued expenses was mainly due to a decrease in the accrued payroll liability in the China operation.

Bank loans payable decreased by $161 to $2,619 as at September 30, 2019, as compared to $2,780 as at June 30, 2019. This was due to the repayments made in the Singapore and Malaysia operations.

Finance leases decreased by $40 to $685 as at September 30, 2019, as compared to $725 as at June 30, 2019. This was due to the repayment of finance leases in the Singapore and Malaysia operations. The decrease was partially offset by an increase in a finance lease in the Singapore operation.

Operating lease right of use assets and the corresponding leased liability were $614 and $581 respectively as of September 30, 2019, after taking into effect the new accounting standard, ASC 842 leases.

Liquidity Comparison

Net cash provided by operating activities increased by $616 to an inflow of $1,174 for the three months ended September 30, 2019 from an inflow of $558 for the same period of the last fiscal year. The increase in net cash inflow provided by operating activities was primarily due to an increase in net income by $257, an increase in cash inflow of $231 from depreciation and amortization, an increase of $172 from inventories and a decrease in cash outflow of $337 from accounts payable and accrued expenses. These were partially offset by a decrease in cash inflow of $419 from other assets.

Net cash used in investing activities increased by $96 to an outflow of $1,665 for the three months ended September 30, 2019 from an outflow of $1,569 for the same period of the last fiscal year. The increase in cash outflow was primarily due to an increase in investment in unrestricted term deposits by $807 and partially offset by a decrease of $714 from the capital expenditure.

Net cash used in financing activities for the three months ended September 30, 2019 was $521, representing a decrease of $2,160, as compared to net cash generated in financing activities of $1,639 during the three months ended September 30, 2018. The increase in cash outflow was mainly attributable to an increase in cash outflow by $189 from repayment of bank loans, operating and finance leases, a decrease in cash inflow of $199 from proceeds from exercising stock option, a decrease of $3,467 from proceeds from lines of credit and a decrease in proceeds from bank loans by $1,475. These were partially offset by a decrease in cash outflow of $3,124 from repayment of lines of credit.

We believe that our projected cash flows from operations, borrowing availability under our revolving lines of credit, cash on hand, trade credit and the secured bank loan will provide the necessary financial resources to meet our projected cash requirements for at least the next 12 months.

Critical Accounting Estimates & Policies

Effective as of July 1, 2019, the Company has adopted ASU 2016-02, Leases (Topic 842), and its related amendments using modified retrospective transition method. We have completed our adoption and implemented policies, processes and controls to support the standard’s measurement and disclosure requirements as described in note 1 to the financial statements included in item 1 of this Form 10-Q.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2019, the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective at a reasonable level.

Changes in Internal Control Over Financial Reporting

Except as discussed below, there has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

This implementation effort will continue in fiscal 2020, when the operational and financial systems in our Tianjin and Suzhou operations will be substantially transitioned to the new system.

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

TRIO-TECH INTERNATIONAL
By:	/s/ Victor H.M. Ting VICTOR H.M. TING Vice President and Chief Financial Officer (Principal Financial Officer) Dated: November 13, 2019