Form 10-Q
period 2019-12-31
TRIO-TECH INTERNATIONAL
filed 2020-02-13
CIK 732026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2019

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

As of February 1, 2020, there were 3,673,055 shares of the issuer’s Common Stock, no par value, outstanding.

TRIO-TECH INTERNATIONAL

INDEX TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION, OTHER INFORMATION AND SIGNATURE

		Page
Part I.	Financial Information

Item 1.	Financial Statements
	(a) Condensed Consolidated Balance Sheets as of December 31, 2019 (Unaudited) and June 30, 2019	1
	(b) Condensed Consolidated Statements of Operations and Comprehensive Income for the Three and Six Months Ended December 31, 2019 (Unaudited) and December 31, 2018 (Unaudited)	2
	(c) Condensed Consolidated Statements of Shareholders Equity for the Three and Six Months Ended December 31, 2019 (Unaudited) and the December 31, 2018 (Unaudited)	4
	(d) Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2019 (Unaudited) and December 31, 2018 (Unaudited)	5
	(e) Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	51
Item 4.	Controls and Procedures	51

Part II.	Other Information

Item 1.	Legal Proceedings	52
Item 1A.	Risk Factors	52
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	52
Item 3.	Defaults upon Senior Securities	52
Item 4.	Mine Safety Disclosures	52
Item 5.	Other Information	52
Item 6.	Exhibits	52

Signatures		53

FORWARD-LOOKING STATEMENTS

The discussions of Trio-Tech International’s (the “Company”) business and activities set forth in this Form 10-Q and in other past and future reports and announcements by the Company may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and assumptions regarding future activities and results of operations of the Company.  In light of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the following factors, among others, could cause actual results to differ materially from those reflected in any forward-looking statements made by or on behalf of the Company: market acceptance of Company products and services; changing business conditions or technologies and volatility in the semiconductor industry, which could affect demand for the Company’s products and services; the impact of competition; problems with technology; product development schedules; delivery schedules; changes in military or commercial testing specifications which could affect the market for the Company’s products and services; difficulties in profitably integrating acquired businesses, if any, into the Company; risks associated with conducting business internationally and especially in Asia, including currency fluctuations and devaluation, currency restrictions, local laws and restrictions and possible social, political and economic instability; changes in U.S. and global financial and equity markets, including market disruptions and significant interest rate fluctuations; the trade tension between U.S. and China;public healthy issue related to the 2019 Novel Corona virus;and other economic, financial and regulatory factors beyond the Company’s control. Other than statements of historical fact, all statements made in this Quarterly Report are forward-looking, including, but not limited to, statements regarding industry prospects, future results of operations or financial position, and statements of our intent, belief and current expectations about our strategic direction, prospective and future financial results and condition. In some cases, you can identify forward-looking statements by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” “believes,” “can impact,” “continue,” or the negative thereof or other comparable terminology.  Forward-looking statements involve risks and uncertainties that are inherently difficult to predict, which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions.

Unless otherwise required by law, we undertake no obligation to update forward-looking statements to reflect subsequent events, changed circumstances, or the occurrence of unanticipated events. You are cautioned not to place undue reliance on such forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	December 31, 2019	June 30, 2019
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$4,743	$4,863
Short-term deposits	6,888	4,144
Trade accounts receivable, less allowance for doubtful accounts of $306 and $263, respectively	6,937	7,113
Other receivables	752	817
Inventories, less provision for obsolete inventory of $680 and $673, respectively	2,182	2,427
Prepaid expenses and other current assets	330	287
Assets held for sale	-	89
Total current assets	21,832	19,740
NON-CURRENT ASSETS:
Deferred tax asset	421	390
Investment properties, net	734	782
Property, plant and equipment, net	11,651	12,159
Operating lease right-of-use assets	475	-
Other assets	1,626	1,750
Restricted term deposits	1,716	1,706
Total non-current assets	16,623	16,787
TOTAL ASSETS	$38,455	$36,527

LIABILITIES
CURRENT LIABILITIES:
Lines of credit	$810	$187
Accounts payable	3,565	3,272
Accrued expenses	3,176	3,486
Income taxes payable	395	417
Current portion of bank loans payable	422	488
Current portion of finance leases	286	283
Current portion of operating leases	343	-
Total current liabilities	8,997	8,133
NON-CURRENT LIABILITIES:
Bank loans payable, net of current portion	2,127	2,292
Finance leases, net of current portion	570	442
Operating leases, net of current portion	134	-
Deferred tax liabilities	315	327
Income taxes payable	430	439
Other non-current liabilities	37	33
Total non-current liabilities	3,613	3,533
TOTAL LIABILITIES	$12,610	$11,666

EQUITY
TRIO-TECH INTERNATIONAL’S SHAREHOLDERS' EQUITY:
Common stock, no par value, 15,000,000 shares authorized; 3,673,055 shares issued outstanding as at December 31 and June 30, 2019, respectively	$11,424	$11,424
Paid-in capital	3,319	3,305
Accumulated retained earnings	7,769	7,070
Accumulated other comprehensive gain-translation adjustments	1,818	1,867
Total Trio-Tech International shareholders' equity	24,330	23,666
Non-controlling interest	1,515	1,195
TOTAL EQUITY	$25,845	$24,861
TOTAL LIABILITIES AND EQUITY	$38,455	$36,527

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME / (LOSS)
UNAUDITED (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

	Three Months Ended		Six Months Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2019	2018	2019	2018
Revenue
Manufacturing	$3,045	$3,352	$6,362	$6,989
Testing services	3,887	4,393	8,277	8,830
Distribution	2,014	1,916	4,113	3,860
Real Estate	16	29	33	56
	8,962	9,690	18,785	19,735
Cost of Sales
Cost of manufactured products sold	2,383	2,646	4,938	5,503
Cost of testing services rendered	2,918	3,106	6,109	6,489
Cost of distribution	1,738	1,662	3,545	3,348
Cost of real estate	18	18	36	36
	7,057	7,432	14,628	15,376

Gross Margin	1,905	2,258	4,157	4,359

Operating Expenses:
General and administrative	1,777	1,722	3,565	3,481
Selling	176	187	366	334
Research and development	125	122	201	194
Gain on disposal of property, plant and equipment	-	-	(24)	-
Total operating expenses	2,078	2,031	4,108	4,009

(Loss) / Income from Operations	(173)	227	49	350

Other Income / (Expenses)
Interest expenses	(55)	(98)	(123)	(176)
Gain on sale of asset held for sale	1,172	-	1,172	-
Other income, net	40	49	150	92
Total other income / (expenses)	1,157	(49)	1,199	(84)

Income from Continuing Operations before Income Taxes	984	178	1,248	266

Income Tax (Expenses) / Benefits	(120)	124	(120)	50

Income from continuing operations before non-controlling interest, net of tax	864	302	1,128	316

Discontinued Operations
Income / (Loss) from discontinued operations, net of tax	1	4	-	(4)
NET INCOME	865	306	1,128	312

Less: net income / (loss) attributable to non-controlling interest	439	(42)	429	(101)
Net Income Attributable to Trio-Tech International Common Shareholders	$426	$348	$699	$413

Amounts Attributable to Trio-Tech International Common Shareholders:
Income from continuing operations, net of tax	425	346	699	415
Income / (Loss) from discontinued operations, net of tax	1	2	-	(2)
Net Income Attributable to Trio-Tech International Common Shareholders	$426	$348	$699	$413

Basic Earnings per Share:
Basic per share from continuing operations attributable to Trio-Tech International	$0.12	$0.09	$0.19	$0.11
Basic earnings per share from discontinued operations attributable to Trio-Tech International	$-	$-	$-	$-
Basic Earnings per Share from Net Income
Attributable to Trio-Tech International	$0.12	$0.09	$0.19	$0.11

Diluted Earnings per Share:
Diluted earnings per share from continuing operations attributable to Trio-Tech International	$0.11	$0.09	$0.19	$0.11
Diluted earnings per share from discontinued operations attributable to Trio-Tech International	$-	$-	$-	$-
Diluted Earnings per Share from Net Income
Attributable to Trio-Tech International	$0.11	$0.09	$0.19	$0.11

Weighted average number of common shares outstanding
Basic	3,673	3,673	3,673	3,673
Dilutive effect of stock options	52	108	33	142
Number of shares used to compute earnings per share diluted	3,725	3,781	3,706	3,815

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

	Three Months Ended		Six Months Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
Comprehensive Income Attributable to Trio-Tech International Common Shareholders:	2019	2018	2019	2018

Net income	$865	$306	$1,128	$312
Foreign currency translation, net of tax	525	(51)	(38)	(590)
Comprehensive Income / (Loss)	1,390	255	1,090	(278)
Less: comprehensive income / (loss) attributable to non-controlling interest	431	(57)	440	(192)
Comprehensive Income / (Loss) Attributable to Trio-Tech International Common Shareholders	$959	$312	$650	$(86)

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(IN THOUSANDS)

Six Months ended December 31, 2019
	Common Stock		Additional Paid-in	Accumulated Retained	Accumulated Other Comprehensive	Non- Controlling
	Shares	Amount	Capital	Earnings	Income	Interest	Total
		$	$	$	$	$	$
Balance at June 30, 2019	3,673	11,424	3,305	7,070	1,867	1,195	24,861
Stock option expenses	-	-	14	-	-	-	14
Net income	-	-	-	699	-	429	1,128
Dividend declared by subsidiary	-	-	-	-	-	(120)	(120)
Exercise of stock option	-	-	-	-	-	-	-
Translation adjustment	-	-	-	-	(49)	11	(38)
Balance at Dec. 31, 2019	3,673	11,424	3,319	7,769	1,818	1,515	25,845

Six Months ended December 31, 2018
	Common Stock		Additional Paid-in	Accumulated Retained	Accumulated Other Comprehensive	Non- Controlling
	Shares	Amount	Capital	Earnings	Income	Interest	Total
		$	$	$	$	$	$
Balance at June 30, 2018	3,553	11,023	3,249	5,525	2,182	1,522	23,501
Stock option expenses	-	-	9	-	-	-	9
Net income / (loss)	-	-	-	413	-	(101)	312
Dividend declared by subsidiary	-	-	-	-	-	(122)	(122)
Exercise of stock option	120	401	-	-	-	-	401
Translation adjustment	-	-	-	-	(499)	(91)	(590)
Balance at Dec. 31, 2018	3,673	11,424	3,258	5,938	1,683	1,208	23,511

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)
	Six Months Ended
	Dec. 31,	Dec. 31,
	2019	2018
	(Unaudited)	(Unaudited)
Cash Flow from Operating Activities
Net income	$1,128	$312
Adjustments to reconcile net income to net cash flow provided by operating activities
Gain on sale of asset held for sale	(1,172)	-
Gain on sale of property, plant and equipment	(24)	-
Depreciation and amortization	1,576	1,145
Stock compensation	14	9
Reversal of provision for obsolete inventory	(5)	-
Reversal of income tax provision	-	(145)
Repayment of operating leases	(359)	-
Repayment of interest portion of finance leases (Note 1b)	(24)	(24)
Bad debt expenses (recovery)	45	(2)
Accrued interest expense, net accrued interest income	(20)	26
Warranty recovery, net	-	(22)
Deferred tax (provision) / benefit	(47)	29
Changes in operating assets and liabilities, net of acquisition effects
Trade accounts receivable	132	753
Other receivables	65	(110)
Other assets	97	428
Inventories	247	294
Prepaid expenses and other current assets	(43)	(71)
Accounts payable and accrued expenses	(6)	(287)
Income taxes payable	(31)	(84)
Net Cash Provided by Operating Activities	1,573	2,251

Cash Flow from Investing Activities
Proceeds from disposal of property, plant and equipment	39	3
Proceeds from sale of asset held for sale	1,261	-
Investments in unrestricted deposits	(2,672)	(1,461)
Addition to property, plant and equipment	(744)	(2,297)
Net Cash Used in Investing Activities	(2,116)	(3,755)

Cash Flow from Financing Activities
Repayment on lines of credit	(729)	(5,908)
Repayment of bank loans	(245)	(265)
Repayment of principal portion of finance leases	(127)	(121)
Dividends paid on non-controlling interest	(120)	(122)
Proceeds from exercising stock options	-	401
Proceeds from lines of credit	1,337	5,962
Proceeds from bank loans	-	1,475
Proceeds from finance leases	279
Net Cash Generated from Financing Activities	395	1,422

Effect of Changes in Exchange Rate	38	(272)

Net decrease in cash, cash equivalents, and restricted cash	$(110)	$(354)
Cash, cash equivalents, and restricted cash at beginning of period	6,569	8,234
Cash, cash equivalents, and restricted cash at end of period	$6,459	$7,880

Supplementary Information of Cash Flows
Cash paid during the period for:
Interest	124	150
Income taxes	$109	$104

Non-Cash Transactions
Finance lease of property, plant and equipment	279	-

Reconciliation of Cash, cash equivalents, and restricted cash (Note 1a)
Cash	4,743	6,192
Short-term deposits	6,888	2,121
Restricted term-deposits in non-current assets	1,716	1,688
Total Cash, cash equivalents, and restricted cash shown in statement of cash flows	$13,347	$10,001

See notes to condensed consolidated financial statements.
Note 1a-Amounts reflecting adoption of ASU 2016-18, Statement of Cash Flows, Restricted Cash (Topic 230) beginning in the first quarter of 2019.

Note 1b-Reclassification of repayment on interest portion of finance lease from financing activities to operating accordance ASC 842-20-45-5.

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

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT EARNINGS PER SHARE AND NUMBER OF SHARES)

1. ORGANIZATION AND BASIS OF PRESENTATION

Trio-Tech International (“the Company” or “TTI” hereafter) was incorporated in fiscal year 1958 under the laws of the State of California. TTI provides third-party semiconductor testing and burn-in services primarily through its laboratories in Southeast Asia. In addition, TTI operates testing facilities in the United States. The Company also designs, develops, manufactures and markets a broad range of equipment and systems used in the manufacturing and testing of semiconductor devices and electronic components. In the second quarter of fiscal year 2020, TTI conducted business in four business segments: Manufacturing, Testing Services, Distribution and Real Estate. TTI has subsidiaries in the U.S., Singapore, Malaysia, Thailand, Indonesia and China as follows:

	Ownership	Location
Express Test Corporation (Dormant)	100%	Van Nuys, California
Trio-Tech Reliability Services (Dormant)	100%	Van Nuys, California
KTS Incorporated, dba Universal Systems (Dormant)	100%	Van Nuys, California
European Electronic Test Centre (Dormant)	100%	Dublin, Ireland
Trio-Tech International Pte. Ltd.	100%	Singapore
Universal (Far East) Pte. Ltd. *	100%	Singapore
Trio-Tech International (Thailand) Co. Ltd. *	100%	Bangkok, Thailand
Trio-Tech (Bangkok) Co. Ltd. *	100%	Bangkok, Thailand
Trio-Tech (Malaysia) Sdn. Bhd. (55% owned by Trio-Tech International Pte. Ltd.)	55%	Penang and Selangor, Malaysia
Trio-Tech (Kuala Lumpur) Sdn. Bhd.	55%	Selangor, Malaysia
(100% owned by Trio-Tech Malaysia Sdn. Bhd.)
Prestal Enterprise Sdn. Bhd.	76%	Selangor, Malaysia
(76% owned by Trio-Tech International Pte. Ltd.)
Trio-Tech (SIP) Co., Ltd. *	100%	Suzhou, China
Trio-Tech (Chongqing) Co. Ltd. *	100%	Chongqing, China
SHI International Pte. Ltd. (Dormant) (55% owned by Trio-Tech International Pte. Ltd)	55%	Singapore
PT SHI Indonesia (Dormant) (100% owned by SHI International Pte. Ltd.)	55%	Batam, Indonesia
Trio-Tech (Tianjin) Co., Ltd. *	100%	Tianjin, China
  * 100% owned by Trio-Tech International Pte. Ltd.

The accompanying un-audited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. All significant inter-company accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements are presented in U.S. dollars. The accompanying condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three and six months ended December 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2020. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the fiscal year ended June 30, 2019.

Except as otherwise specifically noted in this form 10-Q, the Company’s operating results are presented based on the translation of foreign currencies using the respective quarter’s average exchange rate.

Certain reclassifications have been made to prior period amounts to conform to the current presentation.

Basis of Presentation and Summary of Significant Accounting Policies

Comparability

Effective on the first day of fiscal 2020, the company adopted Accounting Standards Update 2016-02, Leases (“ASC 842”). Prior periods were not retrospectively restated, and accordingly, the consolidated balance sheet as of June 30, 2019, and the condensed consolidated statements of operations for the six months ended December 31, 2018 were prepared using accounting standards that were different than those in effect for the six months ended December 31, 2019.

Leases-Company as Lessee

Accounting Standards Codification ("ASC") Topic 842 introduced new requirements to increase transparency and comparability among organizations for leasing transactions for both lessees and lessors. It requires a lessee to record a right-of-use asset and a lease liability for all leases with terms longer than 12 months. These leases will be either finance or operating, with classification affecting the pattern of expense recognition.

The standard provides an alternative modified retrospective transition method. Under this method, the cumulative effect adjustment to the opening balance of retained earnings is recognized on the date of adoption (July 1, 2019). The Company adopted ASC 842 as of July 1, 2019, and applied the alternative modified retrospective transition method requiring application of the new guidance to all leases existing at, or entered into on or after, the date of adoption, i.e. July 1, 2019.

The Company applies the guidance in ASC 842 to its individual leases of assets. When the Company receives substantially all of the economic benefits from and directs the use of specified property, plant and equipment, the transactions give rise to leases. The Company’s classes of assets include real estate leases.

Operating leases are included in operating lease right-of-use ("ROU") assets under the non-current asset portion of our consolidated balance sheets and under this current portion and non-current liabilities portion of our consolidated balance sheets. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the related lease. Finance leases are included in property, plant and equipment under the non-current asset portion of our consolidated balance sheets and under the current portion and non-current liabilities portion of our consolidated balance sheets.

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

The adoption of this new standard at July 1, 2019, and the application of the modified retrospective transition approach resulted in the following changes in the Company’s financial report:

(1)
assets increased by $828, primarily representing the recognition of ROU assets for operating leases
(2)
liabilities increased by $828, primarily representing the recognition of lease liabilities for operating leases.

Leases- Company as Lessor

All of the leases under which the Company is the lessor will continue to be classified as operating leases under the new standard. The new standard did not have a material effect on our financial statements and will not have significant change in our leasing activities.

2.    NEW ACCOUNTING PRONOUNCEMENTS

The amendments in ASU 2019-12 ASC Topic 740: Income Taxes: Simplifying Accounting for Income Taxes removes specific exceptions to the general principles in Topic 740 in Generally Accepted Accounting Principles (GAAP). The amendments eliminate the need for an organization to analyze whether the specific exceptions apply in a given period, improve financial statement preparers’ application of income tax-related guidance and simplify GAAP. The amendments are effective for all entities for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. While early application is permitted, including adoption in an interim period, the Company has not elected to early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

The amendments in ASU 2018-18 ASC Topic 808: Collaborative Arrangements: Clarifying the Interaction between Topic 808 and Topic 606 provide more comparability in the presentation of revenue for certain transactions between collaborative arrangement participants. The amendments allow organizations to only present units of account in collaborative arrangements that are within the scope of the revenue recognition standard together with revenue accounted for under the revenue recognition standard. The parts of the collaborative arrangement that are not in the scope of the revenue recognition standard are to be presented separately from revenue accounted for under the revenue recognition standard. The amendments are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. While early application is permitted, including adoption in an interim period, the Company has not elected to early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

The amendments in ASU 2018-13 ASC Topic 820: Fair Value Measurement: Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement modify the disclosure requirements on fair value measurements based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty are to be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments are to be applied retrospectively to all periods presented upon their effective date. The amendments are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. While early application is permitted, including adoption in an interim period, the Company has not elected to early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

The amendments in ASU 2017-04 ASC Topic 350 — 'Intangibles - Goodwill and Other simplify the test for goodwill impairment. For public companies, these amendments are effective for annual periods beginning after December 15, 2019, including interim periods within those periods. While early application is permitted, including adoption in an interim period, the Company has not elected to early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s presentation of consolidated financial position or results of operations.

In June 2016, FASB issued ASU 2016-13 ASC Topic 326: Financial Instruments — Credit losses (“ASC Topic 326”) for the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2019-10 defers the effective date of ASU 2016-13 as discussed below and it also distinguishes that smaller reporting companies as defined by the SECare considered for purposes of ASU No. 2016-13 only. In November 2018, the amendments in ASU 2018-19 ASC Topic 326: Codification Improvements was issued to clarify that receivables arising from operating leases are not within the scope of the credit losses standard, but rather, should be accounted for in accordance with the lease’s standard. In May 2019, another ASU 2019-05 ASC Topic 326: Targeted Transition Relief  was issued to provide an option to measure certain types of assets at fair value which allows companies to irrevocably elect, upon adoption of ASU 2016-13. In November 2019, ASU2019-11: Codification improvements was issue to clarify guidance around how to report expected recoveries and also reinforces existing guidance that prohibits organizations from recording negative allowances for available-for-sale debt securities. For public companies that are SEC filers and categorized under smaller reporting companies, ASC Topic 326 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. While early application will be permitted for all organizations for fiscal years and interim periods after November 26, 2019 as long as an entity has adopted ASU 2016-13. The Company is currently evaluating the potential impact of this accounting standard update on its consolidated financial statements.

Other new pronouncements issued but not yet effective until after December 31, 2019 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

3.   TERM DEPOSITS

	Dec. 31, 2019 (Unaudited)	June 30, 2019

Short-term deposits	$6,844	$4,143
Currency translation effect on short-term deposits	44	1
Total short-term deposits	6,888	4,144
Restricted term deposits	1,754	1,701
Currency translation effect on restricted term deposits	(38)	5
Total restricted term deposits	1,716	1,706
Total term deposits	$8,604	$5,850

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

Senior management reviews accounts receivable on a periodic basis to determine if any receivables will potentially be uncollectible. Management includes any accounts receivable balances that are determined to be uncollectible in the allowance for doubtful accounts. After all reasonable attempts to collect a receivable have failed, the receivable is written off against the allowance.  Based on the information available, management believed the allowance for doubtful accounts as of December 31, 2019, and June 30, 2019 was adequate.

The following table represents the changes in the allowance for doubtful accounts:

	Dec. 31, 2019 (Unaudited)	June 30, 2019
Beginning	$263	$259
Additions charged to expenses	315	94
Recovered	(270)	(84)
Currency translation effect	(2)	(6)
Ending	$306	$263

5.   LOANS RECEIVABLE FROM PROPERTY DEVELOPMENT PROJECTS

The following table presents Trio-Tech (Chongqing) Co. Ltd (“TTCQ”)’s loan receivable from property development projects in China as of December 31, 2019. The exchange rate is based on the historical rate published by the Monetary Authority of Singapore as of March 31, 2015, since the net loan receivable was “nil” as of December 31, 2019.

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

The short-term loan receivables of Renminbi (“RMB”) 2,000, or approximately $325 based on the historical rate, arose from TTCQ entering into a Memorandum Agreement with JiangHuai Property Development Co. Ltd. (“JiangHuai”) to invest in their property development projects (Project - Yu Jin Jiang An) located in Chongqing City, China in fiscal 2011. Based on TTI’s financial policy, a provision for doubtful receivables of $325 on the investment in JiangHuai was recorded during fiscal 2014. TTCQ did not generate other income from JiangHuai for the quarter ended December 31, 2019 or for the fiscal year ended June 30, 2019. TTCQ is in the legal process of recovering the outstanding amount of $325.

The long-term loan receivable of RMB 5,000, or approximately $814 based on the historical rate, arose from TTCQ entering into a Memorandum Agreement with JiaSheng Property Development Co. Ltd. (“JiaSheng”) to invest in JiaSheng’s property development projects (Project B-48 Phase 2) located in Chongqing City, China in fiscal 2011. The loan receivable was unsecured and repayable at the end of the term. The book value of the loan receivable approximates its fair value. During fiscal year 2015, the loan receivable was transferred to down payment for purchase of investment property that is being developed in the Singapore Themed Resort Project (See Note 9).

6.  INVENTORIES

 Inventories consisted of the following:

	Dec. 31, 2019 (Unaudited)	June 30, 2019

Raw materials	$1,326	$1,190
Work in progress	1,047	1,306
Finished goods	486	591
Currency translation effect	3	13
Less: provision for obsolete inventory	(680)	(673)
	$2,182	$2,427

The following table represents the changes in provision for obsolete inventory:

	Dec. 31, 2019 (Unaudited)	June 30, 2019

Beginning	$673	$695
Additions charged to expenses	9	17
Usage – disposition	(4)	(42)
Currency translation effect	2	3
Ending	$680	$673

7. ASSETS HELD FOR SALE

Penang Property

During the fourth quarter of the fiscal year 2015, the operations in Malaysia planned to sell its factory building in Penang, Malaysia. In accordance with ASC Topic 360, during the fiscal year 2015, the property was reclassified from investment property, which had a net book value of RM 371, or approximately $98 (based on the exchange rate as of June 30, 2015 as published by the Monetary Authority of Singapore), to assets held for sale, since there was anintention to sell the factory building. In May 2015, Trio-Tech Malaysia was approached by a potential buyer to purchase the factory building. On September 14, 2015, the application to sell the property was rejected by Penang Development Corporation (PDC).The rejection was because the business activity of the purchaser was not suitable for the industry that is being promoted on said property. PDC made an offer to purchase the property, which was not at the expected value and the offer expired on March 28, 2016. No further conversations with PDC have occurred since March 2016. Management entered into a Sales and Purchase Agreement with a potential buyer in the fourth quarter of fiscal year 2019. During the second quarter of the fiscal year 2020, the Company had obtained approval of the sale from PDC and the local government. The sale of the property was completed at the end of the second quarter of the fiscal year 2020. The sale price was RM5,600, or $1,340. In connection with the sale of the property located in Malaysia, the Company also incurred the direct expenses of RM330, or $79 which including professional fees, commissions, other selling related expenses and  consent fee from local government. These expenses were directly offset against the proceeds from selling the property as these expenses were deemed as a cost of sales. The Company recognized a net gain of RM4,901 or  $1,172 in the second quarter of fiscal year 2020 excluding capital gain tax. The tax on the capital gain in Malaysia from the sale of the property was approximately $94 computed after the taxable gain was determined.

The following table presents the Company’s assets held for sale in Malaysia as of December 31, 2019 and June 30, 2019.

			Dec. 31, 2019 (Unaudited)	June 30, 2019
	Reclassification Date /	Investment Amount	Investment Amount	Investment Amount
	Sale Date	(RM)	(U.S. Dollars)	(U.S. Dollars)
Penang Property
Reclassification from investment property	June 30, 2015	681	181*	181*
Currency translation		-	-	(15)
Derecognition	Dec 19,2019	(681)	(181)	-
		-	-	166
Accumulated depreciation on rental property	June 30, 2015	(310)	(83)*	(83)*
Currency translation		-	-	6
Derecognition	Dec 19,2019	310	(83)	-
		-	-	(77)
Net investment in rental property - Malaysia		-	-	89

*The exchange rate is based on the exchange rate as of June 30, 2015 published by the Monetary Authority of Singapore.

8.   INVESTMENT PROPERTIES

The following table presents the Company’s investment in properties in China as of December 31, 2019. The exchange rate is based on the market rate as of December 31, 2019.

	Investment Date / Reclassification Date	Investment Amount (RMB)	Investment Amount (U.S. Dollars)
Purchase of rental property – Property I – MaoYe Property	Jan 04, 2008	5,554	894
Currency translation		-	(87)
Reclassification as “Assets held for sale”	July 01, 2018	(5,554)	(807)
Reclassification from “Assets held for sale”	Mar 31, 2019	2,024	301
		2,024	301
Purchase of rental property – Property II - JiangHuai	Jan 06, 2010	3,600	580
Purchase of rental property – Property III - Fu Li	Apr 08, 2010	4,025	648
Currency translation		-	(148)
Gross investment in rental property		9,649	1,381
Accumulated depreciation on rental property	Dec 31, 2019	(6,317)	(914)
Reclassified as “Assets held for sale”-Mao Ye Property	July 01, 2018	2,822	410
Reclassification from “Assets held for sale”-Mao Ye Property	Mar 31, 2019	(1,029)	(143)
		(4,524)	(647)
Net investment in property – China		5,125	734

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

Rental Property I - Mao Ye Property

In fiscal 2008, TTCQ purchased an office in Chongqing, China from MaoYe Property Ltd. (“MaoYe”), for a total cash purchase price of RMB 5,554, or approximately $894. TTCQ identified a new tenant and signed a new rental agreement (653 square meters at a monthly rent of RMB 39, or approximately $6) on August 1, 2015 which expires on July 31, 2020. On April 1, 2019, a supplementary agreement was signed to revise the monthly rent to RMB 20, or approximately $3 for 403 square meters for the remaining 2 unsold units. During the fiscal year 2019, the Company sold thirteen of the fifteen units constituting the Mao Ye Property. Management has decided not to sell the remaining two units of Mao Ye properties in near future, considering the market conditions in China.

Property purchased from MaoYe generated a rental income of $8 and $16 during the three and six months ended December 31, 2019, respectively as compared to $21 and $43 for the same period in last fiscal year.

Depreciation expense for Mao Ye was $4 and $8 for the three and six months ended December 31, 2019, respectively and $Nil for the same period in the last fiscal year.

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

Property purchased from JiangHuai did not generate any rental income during the three and six months ended December 31, 2019 or during the same period in the prior fiscal year.

Depreciation expense for JiangHuai was $7 and $14 for the three and six months ended December 31, 2019 and $7 and $14 for the same period in the last fiscal year.

Rental Property III – FuLi

In fiscal 2010, TTCQ entered into a Memorandum Agreement with Chongqing FuLi Real Estate Development Co. Ltd. (“FuLi”) to purchase two commercial properties totaling 311.99 square meters (“office space”) located in Jiang Bei District Chongqing. . The total purchase price committed and paid was RMB 4,025, or approximately $648. The development was completed and the property was handed over to TTCQ in April 2013 and the title deed was received during the third quarter of fiscal 2014.

The two commercial properties were leased to third parties under two separate rental agreements. One of such leases provides for a rent increase of 6% every year on May 1, commencing in 2019 until the rental agreement expired on April 30, 2021. For the other leased property (which lease expired on March 31, 2018), TTCQ signed on November 1, 2018 a rental agreement to rent out the 161 square meter space at a monthly rent of RMB 10, or approximately $2, which lease was to expire on October 31, 2019. In September 2019, TTCQ renewed the lease agreement at the same monthly rent of RMB 10 or approximately $2 for a period of one year from November 1,2019.

Properties purchased from Fu Li generated a rental income of $8 and $17 for the three and six months ended December 31, 2019, and $8 and $13 for the same period in the last fiscal year.

Depreciation expense for Fu Li was $6 and $12 for the three and six months ended December 31, 2019, respectively and $7 and $14 for the same period in the last fiscal year.

Summary

Total rental income for all investment properties in China was $16 and $33 for the three and six months ended December 31, 2019, respectively and $29 and $56 for the same period in the last fiscal year.

Depreciation expenses for all investment properties in China were $17 and $34 for the three and six months ended December 31, 2019, respectively and $14 and $28 for the same period in the last fiscal year.

9.   OTHER ASSETS

Other assets consisted of the following:
	Dec. 31, 2019 (Unaudited)	June 30, 2019
Down payment for purchase of investment properties *	$1,645	$1,645
Down payment for purchase of property, plant and equipment	-	100
Deposits for rental and utilities	169	169
Currency translation effect	(188)	(164)
Total	$1,626	$1,750

*
Down payment for purchase of investment properties included:
	RMB	US Dollars
Original investment (10% if Junzhou equity)	$10,000	$1,606
Less: Management Fee	(5,000)	(803)
Net Investment	5,000	803
Less: Share of loss on Joint Venture	(137)	(22)
Net Investment as down payment(Note *a)	4,863	781
Loans Receivable	5,000	814
Interest Receivable	1,250	200
Less:Impairment of Interest	(906)	(150)
Transferred to down payment(Note *b)	5,344	864
* Down payment for purchase of investment properties	10,207	1,645

a)
On December 2, 2010, the Company signed a Joint Venture agreement (“agreement”) with Jia Sheng Property Development Co. Ltd. (“Developer”) to form a new company, Junzhou Co., Limited (“Joint Venture” or “Junzhou”) to joint develop the “Singapore Themed Park” project (the “project”), where the Company paid RMB10 million for the 10% investment in the joint venture. The Developer paid the Company a management fee of RMB 5 million in cash upon signing of the agreement with a remaining fee of RMB5 million payable upon fulfilment of certain conditions in accordance with the agreement. The Company further reduced its investment by RMB 137, or approximately $22, through the losses from operations incurred by the Joint Venture.

On October 2, 2013, the Company disposed of its entire 10% interest in the Joint Venture. The Company recognized that disposal based on the recorded net book value of RMB5 million or equivalent to US$803K, from net considerations paid, in accordance with GAAP under ASC Topic 845 Non-monetary Consideration, and its presented under “Other Assets” as non-current assets to defer the recognition of the gain on the disposal of the 10% interest in joint venture investment until such time that the consideration is paid, so that the gain can be ascertained.

b)
Amounts of RMB 5,000 or approximately $814 as disclosed in Note 5, plus the interest receivable on long term loan receivable of RMB 1,250 or approximately $200 and impairment on interest of RMB 906 or approximately $150.

The shop lots in the Singapore Themed Resort Project being developed by the Developer under the agreement are to be delivered to TTCQ upon completion thereof. The initial targeted date of completion was December 31, 2016. Based on discussion with the Developer, the completion date is currently estimated to be December 31, 2021. The delay was primarily due to the time needed by the developers to work with various parties to inject sufficient funds into this project. Based on the available information, management believes that the Developer is capable of working with new investors to complete certain phases of this project.

10. LINES OF CREDIT

Carrying value of the Company’s lines of credit approximates its fair value because the interest rates associated with the lines of credit are adjustable in accordance with market situations when the Company borrowed funds with similar terms and remaining maturities.

The Company’s credit rating provides it with readily and adequate access to funds in global markets.

As of December 31, 2019, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Expiration	Credit	Unused
Facility	Facility	Rate	Date	Limitation	Credit

Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Ranging from 1.83% to 5.5% and SIBOR rate +1.25%	-	$4,968	$4,472
Trio-Tech (Tianjin) Co., Ltd.	Lines of Credit	5.22% to 6.3%	-	$1,431	$1,431
Universal (Far East) Pte. Ltd	Lines of Credit	Ranging from 1.85% to 5.5%	-	$371	$57
Trio-Tech Malaysia Sdn. Bhd.	Revolving Credit	Cost of Funds Rate +2%	-	$365	$365

On November 18, 2019, Trio-Tech International Pte. Ltd. signed an agreement with JECC Leasing (Singapore) Pte. Ltd. for an Accounts Receivable Financing facility for SGD 1,000, or approximately $742 based on the market exchange rate. Interest is charged at LIBOR rate +1.3% for USD financing and SIBOR rate +1.25% for SGD financing. The financing facility was set up to facilitate the working capital needs for our operations in Singapore. The Company started to use this facility in the second quarter of the fiscal year 2020.

As of June 30, 2019, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Expiration	Credit	Unused
Facility	Facility	Rate	Date	Limitation	Credit

Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Ranging from 1.85% to 5.5%	-	$4,213	$4,213
Trio-Tech (Tianjin) Co., Ltd.	Lines of Credit	5.22% to 6.3%	-	$1,492	$1,492
Universal (Far East) Pte. Ltd	Lines of Credit	Ranging from 1.85% to 5.5%	-	$370	$183
Trio-Tech Malaysia Sdn. Bhd.	Revolving Credit	Cost of Funds Rate +2%	-	$363	$363

11.  ACCRUED EXPENSES

Accrued expenses consisted of the following:
	Dec 31, 2019 (Unaudited)	June 30, 2019
Payroll and related costs	$1,138	$1,354
Commissions	73	107
Customer deposits	42	46
Legal and audit	334	299
Sales tax	10	9
Utilities	106	120
Warranty	39	39
Accrued purchase of materials and property, plant and equipment	230	362
Provision for re-instatement	300	302
Deferred income	95	61
Contract liabilities	733	501
Other accrued expenses	81	293
Currency translation effect	(5)	(7)
Total	$3,176	$3,486

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

	Dec. 31, 2019 (Unaudited)	June 30, 2019
Beginning	$39	$82
Additions charged to cost and expenses	1	15
Reversal	(1)	(58)
Currency translation effect	-	-
Ending	$39	$39

13.   BANK LOANS PAYABLE

 Bank loans payable consisted of the following:
	Dec. 31, 2019 (Unaudited)	June 30, 2019
Note payable denominated in RM for expansion plans in Malaysia, maturing in August 2028, bearing interest at the bank’s prime rate less 2.00% (4.85% and 5.00% at December 31, 2019 and June 30, 2019, respectively) per annum, with monthly payments of principal plus interest through August 2028, collateralized by the acquired building with a carrying value of $2,677 and $2,683, as at December 31, 2019 and June 30, 2019, respectively.	2,483	2,638

Note payable denominated in U.S. dollars for expansion plans in Singapore and its subsidiaries, maturing in June 2020, bearing interest at the bank’s lending rate (3.96% for December 31, 2019 and June 30, 2019) with monthly payments of principal plus interest through June 2020. This note payable is secured by plant and equipment with a carrying value of $128 and $148, as at December 31, 2019 and June 30, 2019, respectively.	66	142

Total bank loans payable	$2,549	$2,780

Current portion of bank loan payable	419	494
Currency translation effect on current portion of bank loan	3	(6)
Current portion of bank loan payable	422	488
Long term portion of bank loan payable	2,116	2,344
Currency translation effect on long-term portion of bank loan	11	(52)
Long term portion of bank loans payable	$2,127	$2,292

Future minimum payments (excluding interest) as at December 31, 2019 were as follows:

Remainder of fiscal 2020	$304
2021	368
2022	386
2023	405
2024	413
Thereafter	673
Total obligations and commitments	$2,549

Future minimum payments (excluding interest) as at June 30, 2019 were as follows:

2020	$488
2021	362
2022	380
2023	399
2024	407
Thereafter	744
Total obligations and commitments	$2,780

14.   COMMITMENTS AND CONTINGENCIES

Trio-Tech (Malaysia) Sdn. Bhd. has capital commitments for the purchase of equipment and other related infrastructure costs amounting to RM 18, or approximately $4, as at December 31, 2019, as compared to the capital commitments as at June 30, 2019 amounting to RM 18, or approximately $4.

Trio-Tech (Tianjin) Co. Ltd. in China has capital commitments for the purchase of equipment and other related infrastructure costs amounting to RMB 87, or approximately $12, as at December 31, 2019, as compared to the capital commitments as at June 30, 2019 amounting to RMB 397, or approximately $58.

Trio-Tech (SIP) Co., Ltd. in China has capital commitments for the purchase of equipment and other related infrastructure costs amounting to RMB 117, or approximately $17, as at December 31, 2019, as compared to the capital commitments as at June 30, 2019 of RMB Nil.

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

15.   BUSINESS SEGMENTS

The Company generates revenue primarily from three different segments: Manufacturing, Testing and Distribution. The Company accounts for a contract with a customer when there is approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. The Company’s revenues are measured based on consideration stipulated in the arrangement with each customer, net of any sales incentives and amounts collected on behalf of third parties, such as sales taxes. The revenues are recognized as separate performance obligations that are satisfied by transferring control of the product or service to the customer.

In fiscal year 2020, the Company operated in four segments; the testing service industry (which performs structural and electronic tests of semiconductor devices), the designing and manufacturing of equipment (which equipment tests the structural integrity of integrated circuits and other products), distribution of various products from other manufacturers in Singapore and Southeast Asia, and the real estate segment in China.

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

All inter-segment revenue was from the manufacturing segment to the testing and distribution segments. Total inter-segment revenue was $36 for the three months ended December 31, 2019, as compared to $116 for the same period in the last fiscal year.  Corporate assets mainly consisted of cash and prepaid expenses. Corporate expenses mainly consisted of stock option expenses, salaries, insurance, professional expenses and directors' fees. Corporate expenses are allocated to the four segments. The following segment information table includes segment operating income or loss after including the corporate expenses allocated to the segments, which gets eliminated in the consolidation.

The following segment information is un-audited for the six months ended December 31, 2019 and December 31, 2018:

Business Segment Information:
	Six Months Ended Dec. 31,	Net Revenue	Operating Income / (Loss)	Total Assets	Depr. and Amort.	Capital Expenditures
Manufacturing	2019	$6,362	(99)	10,542	196	35
	2018	$6,989	183	8,835	58	1

Testing Services	2019	8,277	(93)	23,314	1,344	709
	2018	8,830	(117)	23,750	1,059	2,296

Distribution	2019	4,113	392	802	2	-
	2018	3,860	342	759	-	-

Real Estate	2019	33	(52)	3,650	34	-
	2018	56	(17)	3,449	28	-

Fabrication	2019	-	-	27	-	-
Services *	2018	-	-	26	-	-

Corporate &	2019	-	(99)	120	-	-
Unallocated	2018	-	(41)	76	-	-

Total Company	2019	$18,785	49	38,455	1,576	744
	2018	$19,735	350	36,895	1,145	2,297
* Fabrication services is a discontinued operation.

The following segment information is un-audited for the three month periods referenced below:

Business Segment Information:
	Three Months Ended Dec. 31,	Net Revenue	Operating Income / (Loss)	Total Assets	Depr. and Amort.	Capital Expenditures
Manufacturing	2019	$3,045	(87)	10,542	110	16
	2018	$3,352	76	8,835	29	-

Testing Services	2019	3,887	(161)	23,314	663	189
	2018	4,393	21	23,750	547	1,083

Distribution	2019	2,014	188	802	1	-
	2018	1,916	170	759	-	-

Real Estate	2019	16	(35)	3,650	17	-
	2018	29	(5)	3,449	14	-

Fabrication	2019	-	-	27	-	-
Services *	2018	-	-	26	-	-

Corporate &	2019	-	(78)	120	-	-
Unallocated	2018	-	(35)	76	-	-

Total Company	2019	$8,962	(173)	38,455	791	205
	2018	$9,690	227	36,895	590	1,083
* Fabrication services is a discontinued operation.

16. OTHER INCOME

Other income consisted of the following:

	Three Months Ended		Six Months Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2019	2018	2019	2018
	Unaudited	Unaudited	Unaudited	Unaudited
Interest income	52	26	84	36
Other rental income	30	29	60	56
Exchange loss	(66)	(28)	(61)	(67)
Bad debt recovery	-	-	11	2
Other miscellaneous income	24	22	56	65
Total	$40	$49	$150	$92

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

Due to the enactment of Tax Act, the Company is subject to a tax on global intangible low-taxed income (“GILTI”).  GILTI is a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. Companies subject to GILTI have the option to account for the GILTI tax as a period cost if and when incurred, or to recognize deferred taxes for temporary differences including outside basis differences expected to reverse as GILTI. The Company has elected to account for GILTI as a period cost, and therefore has included GILTI expense amounting to $35 for the three and six months ended December 31, 2019, respectively.

The Company's income tax expense was $120 for the three months ended December 31, 2019 as compared to the income tax benefit of $124 for the same period of last fiscal year. Our effective tax rate (“ETR”) from continuing operations was 12% and (69%) for the quarter ended December 31, 2019 and December 31, 2018 respectively. The following items caused the quarterly ETR is significantly different:

1).
During the three months ended December 31, 2018 , the Company recording a tax reversal of $145 upon finalization of a one-time transition tax.

2).
  During the three months ended December 31, 2019, there was a capital gain tax of $94 arising from the sale of an asset held for sale.

The Company accrues penalties and interest related to unrecognized tax benefits when necessary as a component of penalties and interest expenses, respectively. The Company had no unrecognized tax benefits or related accrued penalties or interest expenses at December 31, 2019.

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

Contract assets were recorded under other receivable while contract liabilities were recorded under accrued expenses in the balance sheet.

The following table is the reconciliation of contract balances.

	Dec. 31, 2019 (Unaudited)	Jun. 30, 2019
Trade Accounts Receivable	6,937	7,113
Accounts Payable	3,565	3,272
Contract Assets	431	419
Contract Liabilities	733	501

Remaining Performance Obligation

As at December 31, 2019, the Company had $900 of remaining performance obligations, which represents our obligation to deliver products and services. Given the profile of contract terms, approximately 53.3 percent of this amount is expected to be recognized as revenue over the next two years, remaining of the amount is expected to be recognized between three and five years.

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

Options to purchase 623,500 shares of Common Stock at exercise prices ranging from $2.69 to $5.98 per share were outstanding as of December 31, 2019. No outstanding options were excluded in the computation of diluted EPS for fiscal year 2020 since all options were dilutive.

Options to purchase 533,500 shares of Common Stock at exercise prices ranging from $2.69 to $5.98 per share were outstanding as of December 31, 2018. No outstanding options were excluded in the computation of diluted EPS for fiscal year 2019 since all options were dilutive.

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted EPS for the period presented herein:

	Three Months Ended		Six Months Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Income attributable to Trio-Tech International common shareholders from continuing operations, net of tax	$425	$346	$699	$415
Income / (loss) attributable to Trio-Tech International common shareholders from discontinued operations, net of tax	1	2	-	(2)
Net Income Attributable to Trio-Tech International Common Shareholders	$426	$348	$699	$413

Weighted average number of common shares outstanding - basic	3,673	3,673	3,673	3,673

Dilutive effect of stock options	52	108	33	142
Number of shares used to compute earnings per share - diluted	3,725	3,781	3,706	3,815

Basic earnings per share from continuing operations attributable to Trio-Tech International	$0.12	0.09	0.19	0.11
Basic earnings per share from discontinued operations attributable to Trio-Tech International	-	-	-	-
Basic earnings per share from net income attributable to Trio-Tech International	$0.12	$0.09	$0.19	$0.11

Diluted earnings per share from continuing operations attributable to Trio-Tech International	$0.11	0.09	0.19	0.11
Diluted earnings per share from discontinued operations attributable to Trio-Tech International	-	-	-	-
Diluted earnings per share from net income attributable to Trio-Tech International	$0.11	$0.09	$0.19	$0.11

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

Assumptions

The fair value for the options granted were estimated using the Black-Scholes option pricing model with the following weighted average assumptions, assuming no expected dividends:

	Six Months Ended December 31,
	2019	2018
Expected volatility	45.38%to 97.48%	47.29% to 104.94%
Risk-free interest rate	0.30% to 2.35%	0.30% to 0.78%
Expected life (years)	2.5 -3.25	2.50

The expected volatilities are based on the historical volatility of the Company’s stock. Due to higher volatility, the observation is made on a daily basis for the three months ended December 31, 2019. The observation period covered is consistent with the expected life of options. The expected life of the options granted to employees has been determined utilizing the “simplified” method as prescribed by ASC Topic 718 Stock Based Compensation, which, among other provisions, allows companies without access to adequate historical data about employee exercise behavior to use a simplified approach for estimating the expected life of a "plain vanilla" option grant. The simplified rule for estimating the expected life of such an option is the average of the time to vesting and the full term of the option. The risk-free rate is consistent with the expected life of the stock options and is based on the United States Treasury yield curve in effect at the time of grant.

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

During the second quarter of fiscal year 2020, the Company did not grant any options pursuant to the 2017 Employee Plan. There were no stock options exercised during the six-month period ended December 31, 2019. The Company recognized $14 stock-based compensation expenses during the six months ended December 31, 2019.

During the second quarter of fiscal year 2019, the Company did not grant any options pursuant to the 2017 Employee Plan. There were no stock options exercised during the six-month period ended December 31, 2018. The Company recognized $8 stock-based compensation expenses during the three months ended December 31, 2018.

As of December 31, 2019, there were vested stock options granted under the 2017 Employee Plan covering a total of 53,000 shares of Common Stock. The weighted-average exercise price was $4.88 and the weighted average remaining contractual term was 3.63 years.

As of December 31, 2018, there were vested stock options granted under the 2017 Employee Plan covering a total of 19,000 shares of Common Stock. The weighted-average exercise price was $5.51 and the weighted average remaining contractual term was 4.37 years.

A summary of option activities under the 2017 Employee Plan during the six months period ended December 31, 2019 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2019	136,000	$4.53	4.28	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2019	136,000	$4.53	3.77	$46.44
Exercisable at December 31, 2019	53,000	$4.88	3.63	$12.57

A summary of the status of the Company’s non-vested employee stock options granted under the 2017 Employee Plan during the six months ended December 31, 2019 is presented below:

	Options	Weighted Average Grant-Date Fair Value

Non-vested at July 1, 2019	87,000	$4.28
Granted	-	-
Vested	(4,000)	-
Forfeited	-	-
Non-vested at December 31, 2019	83,000	$4.30

A summary of option activities under the 2017 Employee Plan during the six months period ended December 31, 2018 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2018	60,000	$5.98	4.73	$-
Granted	16,000	3.75	4.93	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2018	76,000	$5.51	4.37	$-
Exercisable at December 31, 2018	19,000	$5.51	4.37	$-

A summary of the status of the Company’s non-vested employee stock options granted under the 2017 Employee Plan during the six months ended December 31, 2018 is presented below:

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

As the 2007 Plan has terminated, the Company did not grant any options pursuant to the 2007 Employee Plan during the six months ended December 31, 2019 and December 31, 2018 respectively.

There were no options exercised during the six months ended December 31, 2019. There were 50,000 of options exercised during the six months ended December 31, 2018. The Company did not recognize any stock-based compensation expenses during the six months ended December 31, 2019. The Company recognized stock-based compensation expenses of $1 in the six months ended December 31, 2018 under the Employee Plan.

As of December 31, 2019, there were vested stock options granted under the 2007 Employee Plan covering a total of 68,125 shares of Common Stock. The weighted-average exercise price was $3.62 and the weighted average remaining contractual term was 1.64 years.

As of December 31, 2018, there were vested employee stock options covering a total of 48,750 shares of Common Stock. The weighted-average exercise price was $3.59 and the weighted average contractual term was 2.61 years.

A summary of option activities under the 2007 Employee Plan during the six months ended December 31, 2019 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2019	77,500	$3.69	2.22	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2019	77,500	3.69	1.71	29.20
Exercisable at December 31, 2019	68,125	$3.62	1.64	$29.20

A summary of the status of the Company’s non-vested employee stock options under the 2007 Employee Plan during the six months ended December 31, 2019 is presented below:

	Options	Weighted Average Grant-Date Fair Value

Non-vested at July 1, 2019	9,375	$4.14
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested at December 31, 2019	9,375	$4.14

A summary of option activities under the 2007 Employee Plan during the six months ended December 31, 2018 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 1, 2018	127,500	$3.52	2.10	$121
Granted	-	-	-	-
Exercised	(50,000)	3.25	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2018	77,500	$3.68	2.71	$-
Exercisable at December 31, 2018	48,750	$3.59	2.61	$-

 A summary of the status of the Company’s non-vested employee stock options under the 2007 Employee Plan during the three months ended December 31, 2018 is presented below:

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

During the first two quarters of fiscal year 2020, the Company did not grant any options pursuant to the 2017 Directors Plan. There were no stock options exercised during the six months ended December 31, 2019. The Company did not recognize any stock-based compensation expenses during the six months ended December 31, 2019.

During the first two quarters of fiscal year 2019, the Company did not grant any options pursuant to the 2017 Directors Plan. There were no stock options exercised during the six months ended December 31, 2018. The Company did not recognize any stock-based compensation expenses during the six months ended December 31, 2018.

As all of the stock options granted under the 2017 Directors Plan vest immediately on the date of grant, there were no unvested stock options granted under the 2017 Directors Plan as of December 31, 2019.

As of December 31, 2019, there were vested stock options granted under the 2017 Directors Plan covering a total of 160,000 shares of Common Stock. The weighted-average exercise price was $4.63 and the weighted average remaining contractual term was 3.75 years.

As of December 31, 2018, there were vested stock options granted under the 2017 Directors Plan covering a total of 80,000 shares of Common Stock. The weighted-average exercise price was $5.98 and the weighted average remaining contractual term was 4.22 years.

A summary of option activities under the 2017 Directors Plan during the six months ended December 31, 2019 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2019	160,000	$4.63	4.25	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2019	160,000	$4.63	3.75	$56.80
Exercisable at December 31, 2019	160,000	$4.63	3.75	$56.80

A summary of option activities under the 2017 Directors Plan during the six months ended December 31, 2018 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2018	80,000	$5.98	4.73	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2018	80,000	$5.98	4.22	$-
Exercisable at December 31, 2018	80,000	$5.98	4.22	$-

2007 Directors Equity Incentive Plan

The 2007 Directors Plan terminated by its terms on September 24, 2017 and no further options may be granted thereunder. However, the options outstanding thereunder continue to remain outstanding and in effect in accordance with their terms. The 2007 Employee Plan permitted the issuance of options to employees.

As the 2007 Plan has terminated, the Company did not grant any options pursuant to the 2007 Employee Plan during the six months ended December 31, 2019 and December 31, 2018.

There were no stock options exercised during the six months ended December 31, 2019. The Company did not recognize any stock-based compensation expenses during the six months ended December 31, 2019.

There were no stock options exercised during the six months ended December 31, 2018. The Company did not recognize any stock-based compensation expenses during the six months ended December 31, 2018.

As of December 31, 2019, there were vested stock options granted under the 2007 Directors Plan covering a total of 250,000 shares of Common Stock. The weighted-average exercise price was $3.32 and the weighted average remaining contractual term was 1.33 years.

As of December 31, 2018, there were vested stock options granted under the 2007 Directors Plan covering a total of 300,000 shares of Common Stock. The weighted-average exercise price was $3.40 and the weighted average remaining contractual term was 2.08 years.

A summary of option activities under the 2007 Directors Plan during the six months ended December 31, 2019 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2019	300,000	$3.40	1.58	$9
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	(50,000)	(3.81)	-	-
Outstanding at December 31, 2019	250,000	3.32	1.33	174.50
Exercisable at December 31, 2019	250,000	$3.32	1.33	$174.50

A summary of option activities under the 2007 Directors Plan during the six months ended December 31, 2018 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2018	390,000	$3.41	2.05	$412
Granted	-	-	-	-
Exercised	(70,000)	3.39	-	-
Forfeited or expired	(20,000)	(3.62)	-	-
Outstanding at December 31, 2018	300,000	3.40	2.08	-
Exercisable at December 31, 2018	300,000	$3.40	2.08	-

21.  LEASES

Company As Lessor

Operating leases under which the Company is the lessor arise from the leasing of the Company’s commercial real estate investment property to third parties. Initial lease terms generally range from 12 to 60 months. Depreciation expense for assets subject to operating leases is taken into account primarily on the straight-line method over a period of twenty years in amounts necessary to reduce the carrying amount of the asset to its estimated residual value. Depreciation expenses relating to the property held as investments in operating leases were $17 and $34 for the three and six months ended December 31, 2019 and $14 and $28 for the same period in the last fiscal year.

Future minimum rental income in China to be received from fiscal year 2020 to fiscal year 2021 on non-cancellable operating leases is contractually due as follows as of December 31, 2019:

Remainder of fiscal 2020	$34
2021	$20
$54

Future minimum rental income in China to be received from fiscal year 2020 to fiscal year 2021 on non-cancellable operating leases is contractually due as follows as of June 30, 2019:

2020	$72
2021	$6
$78

Company As Lessee

The Company has operating leases for corporate offices and research and development facilities with remaining lease terms of 1 year to 3 years and finance leases for plant and equipment.

Supplemental balance sheet information related to leases is as follows (in thousands):

		Dec. 31,
		2019
Components of Lease Balances	Classification	(Unaudited)
Assets
Operating Lease Assets	Right-of-use asset-operating, net	$475
Finance Lease Assets	Property, plant & equipment	1,998
Accumulated Amortization ROU		751
Assets	Property, plant & equipment	$1,247
Total leased assets		$1,722

Liabilities
Operating Lease Liabilities
Current Portion	Current portion of lease liability-operating	$343
Long-term portion	Lease liability- Operating, net of Current portion	134
Total operating lease liabilities		$477
Finance Lease Liabilities
Current portion of finance leases	Current portion of lease liability-finance	$286
Net of current portion of finance leases	Lease liability- Finance, net of Current portion	570
Total finance lease liabilities		$856

Total lease liabilities		$1,333

	3 Months Ended	6 Months Ended
	Dec. 31, 2019
Lease Cost
Finance Lease Cost:
Interest on Lease Liability	3	$24
Amortisation of Right-of-use Asset	69	136
Total Finance Lease Cost	72	150

Operating Lease Costs $	184	$359

Other information related to leases were as follows (in thousands except lease term and discount rate):

Dec. 31,
2019
(Unaudited)
Cash Paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$24
Operating cash flows from operating leases	$359
Finance cash flows from finance leases	$127
Right-of-use assets obtained in exchange for new operating lease liabilities

Weighted-average remaining lease term:
Finance leases	3.67
Operating leases	0.97
Weighted-average Discount Rate:
Finance leases	3.43%
Operating leases	3.25%

As of December 31, 2019, the maturities of the Company's operating and finance lease liabilities are as follow:

	Operating lease Liabilities	Finance Lease Liabilities
Fiscal Year
Remainder of 2020	$309	$199
2021	155	276
2022	29	220
2023	-	139
2024	-	99
Thereafter		22
Total future minimum lease payments	$493	$955
Less: amount representing interest	(16)	(99)
Present value of net minimum lease payments	477	856

Presentation on statement of financial position
Current	$343	$286
Non Current	$134	$570

As of Jun 30, 2019, future minimum lease payments under finance leases and non-cancelable operating leases were as follows:

	Operating lease Liabilities	Finance Lease Liabilities
Fiscal Year
2020	$620	$283
2021	216	187
2022	47	143
2023	1	68
2024	-	44
Total future minimum lease payments	$884	$725

22.  FAIR VALUE OF FINANCIAL INSTRUMENTS APPROXIMATE CARRYING VALUE

In accordance with ASC Topics 825 and 820, the following presents assets and liabilities measured and carried at fair value and classified by level of fair value measurement hierarchy:

There were no transfers between Levels 1 and 2 during the six months ended December 31, 2019 and 2018.

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

23.  SUBSEQUENT EVENTS

The Company’s operations in Tianjin, China which is a significant operation to the Company, encountered numerous limitations due to the outbreak of the Novel Coronavirus in China, named Covid-19 during early 2020. The Chinese government had taken emergency measures to combat the spread of the virus, including an extension of the Lunar New Year holidays. Management is currently assessing the impact of the outbreak on the Tianjin, China operation, which is likely to be material. Nonetheless, Management continues to explore various options to minimize the financial impact.

Numerous variables and uncertainties related to this outbreak has restricted the ability of the Management to calculate the impact on the Tianjin operations in the third quarter of fiscal year 2020. It is expected that the extended Lunar New Year Holidays and the shortage of manpower due to travel restrictions will limit ability of the Company to generate the same level of revenue under normal circumstances.

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

The Company primarily is a provider of reliability test equipment and services to the semiconductor industry. Our customers rely on us to verify that their semiconductor components meet or exceed the rigorous reliability standards demanded for aerospace, communications and other electronics products.

TTI generated approximately 99.8% of its revenue from its three core business segments in the test and measurement industry, i.e. manufacturing of test equipment, testing services and distribution of test equipment during the three months ended December 31, 2019. The Real Estate segment contributed only 0.2% to the total revenue and was immaterial to the overall business.

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

Second Quarter Fiscal Year 2020 Highlights

●
Total revenue decreased by $728 or 7.5%, to $8,962 in the second quarter of fiscal year 2020, compared to $9,690 for the same period in fiscal year 2019.
●
Manufacturing segment revenue decreased by $307, or 9.2%, to $3,045 for the second quarter of fiscal year 2020, compared to $3,352 for the same period in fiscal year 2019.
●
Testing segment revenue decreased by $506, or 11.5%, to $3,887 for the second quarter of fiscal year 2020, compared to $4,393 for the same period in fiscal year 2019.
●
Distribution segment revenue increased by $98, or 5.1%, to $2,014 for the second quarter of fiscal year 2020, compared to $1,916 for the same period in fiscal year 2019.
●
Real estate segment rental revenue decreased by $13 or 44.8% to $16 for the second quarter of fiscal year 2020 compared to $29 for the same period in fiscal year 2019.
●
The overall gross profit margin decreased by 2.0% to 21.3% for the second quarter of fiscal year 2020, from 23.3% for the same period in fiscal year 2019.
●
Loss from operations was $173 for the second quarter of fiscal year 2020, a decrease of $400, as compared to the income from operations of $227 for the same period in fiscal year 2019.
●
General and administrative expenses increased by $55, or 3.2%, to $1,777 for the second quarter of fiscal year 2020, from $1,722 for the same period in fiscal year 2019.
●
Selling expenses decreased by $11, or 5.9%, to $176 for the second quarter of fiscal year 2020, from $187 for the same period in fiscal year 2019.
●
Other income decreased by $9 to $40 in the second quarter of fiscal year 2020 compared to $49 in the same period in fiscal year 2019.
●
There was a gain of sale of asset held for sale amounted to $1,172 in the second quarter of fiscal year 2020.
●
Income tax expense was $120 in the second quarter of fiscal year 2020, a change of $244 as compared to the income tax benefits of $124 in the same period in fiscal year 2019.
●
During the second quarter of fiscal year 2020, income from continuing operations before non-controlling interest, net of tax was $864, as compared to $302 for the same period in fiscal year 2019.
●
Net profit attributable to non-controlling interest for the second quarter of fiscal year 2020 was $439, an increase of $481, as compared to net loss attributable to non-controlling interest of $42 in the same period in fiscal year 2019.
●
Basic Earnings per share for the second quarter of fiscal year 2020 were $0.12, as compared to earnings per share of $0.09 for the same period in fiscal year 2019.
●
Dilutive Earnings per share for the second quarter of fiscal year 2020 were $0.11, as compared to earnings per share of $0.09 for the same period in fiscal year 2019.
●
Total assets increased by $1,928, or 5.3% to $38,455 as of December 31, 2019 compared to $36,527 as of June 30, 2019.
●
Total liabilities increased by $944, or 8.1% to $12,610 as of December 31, 2019 compared to $11,666 as of June 30, 2019.

Results of Operations and Business Outlook

The following table sets forth our revenue components for the three and six months ended December 31, 2019 and 2018, respectively.

Revenue Components	Three Months Ended		Six Months Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2019	2018	2019	2018

Manufacturing	34.0%	34.6%	33.9%	35.4%
Testing Services	43.4	45.3	44.1	44.7
Distribution	22.4	19.8	21.8	19.6
Real Estate	0.2	0.3	0.2	0.3

Total	100.0%	100.0%	100.0%	100.0%

Revenue for the three and six months ended December 31, 2019 was $8,962 and $18,785, respectively, a decrease of $728 and $950, respectively, when compared to the revenue for the same period of the prior fiscal year. As a percentage, revenue decreased by 7.5% and 4.8% for the three and six months ended December 31, 2019, respectively, when compared to revenue for the same period of the prior year.

For the three months ended December 31, 2019, the $728 decrease in overall revenue was primarily due to
●
decrease in the manufacturing segment in the U.S. and Singapore operations; and
●
decrease in the testing segment in the Malaysia and China operations

These decreases were partially offset by the
●
an increase in the distribution segment in the Singapore operations; and
●
an increase in the testing segment in the Singapore and Thailand operations

For the six months ended December 31, 2019, the $950 decrease in overall revenue was primarily due to
●
decrease in the manufacturing segment in the Singapore operations; and
●
decrease in the testing segment in the Malaysia and China operations

These decreases were partially offset by the
●
an increase in the testing segment in the Singapore and Thailand operations; and
●
an increase in the distribution segment in the Singapore and China operations

Total revenue into and within China, the Southeast Asia regions and other countries (except revenue into and within the United States) decreased by $629 (or 6.7%), to $8,831 and by $1,017 (or 5.3%) to $18,018 for the three and six months ended December 31, 2019 respectively, as compared with $9,460 and $19,035, respectively, for the same period of last fiscal year.

Total revenue into and within the U.S. was $131 and $767 for the three and six months ended December 31, 2019, respectively, a decrease of $99 and an increase of $67 from $230 and $700 for the same period of the prior year.

Revenue within our four current segments for the three and six months ended December 31, 2019 is discussed below.

Manufacturing Segment

Revenue in the manufacturing segment was 34.0% and 33.9% as a percentage of total revenue for the three and six months ended December 31, 2019, respectively, a decrease of 0.6% and 1.5% of total revenue, respectively, when compared to the same period of the last fiscal year. The absolute amount of revenue decreased by $307 to $3,045 from $3,352 and decreased by $627 to $6,362 from $6,989 for the three and six months ended December 31, 2019, respectively, compared to the same period of the last fiscal year.

Revenue in the manufacturing segment for the three months ended December 31, 2019 decreased primarily due to a decrease in orders by customers in the Singapore operations in the second quarter. The decrease was mainly due to our customers’ capital purchases were being affected by the uncertainty associated with the trade disputes between the U.S. and China. In addition, the customers’ requests to delay the delivery of the orders in the U.S. operation also contributed to the decrease.

Revenue in the manufacturing segment from one customer accounted for 39.7% and 39.0% of our total revenue in the manufacturing segment for the three and six months ended December 31, 2019 and 2018, respectively, and 39.5% and 39.4% of our total revenue in the manufacturing segment for the six months ended December 31, 2019, and 2018, respectively.

The future revenue in our manufacturing segment will be affected by the purchase and capital expenditure plans of this one customer if the customer base cannot be increased.

Testing Services Segment

Revenue in the testing segment was 43.4% and 44.1% as a percentage of total revenue for the three and six months ended December 31, 2019, respectively, a decrease of 1.9% and 0.6% of the total revenue when compared to the same period of the last fiscal year. The absolute amount of revenue decreased by $506 to $3,887 from $4,393 and decreased by $553 to $8,277 from $8,830 for the three and six months ended December 31, 2019, respectively, as compared to the same period of the last fiscal year.

The revenue in the testing segment from the one customer noted above accounted for 61.6% and 73.3% of our revenue in the testing segment for the three months ended December 31, 2019 and 2018, respectively, and 64.1% and 74.6% of our total revenue in the testing segment for the six months ended December 31, 2019 and 2018, respectively. The future revenue in the testing segment will be affected by the demands of this customer if the customer base cannot be increased. Demand for testing services varies from country to country, depending on any changes taking place in the market and our customers’ forecasts. As it is difficult to forecast fluctuations in the market accurately, management believes it is necessary to maintain testing facilities in close proximity to the customers in order to make it convenient for them to send us their newly manufactured parts for testing and to enable us to maintain a share of the market.

Distribution Segment

Revenue in the distribution segment was 22.4% and 21.8% as a percentage of total revenue  for the three and six months ended December 31, 2019, an increase of 2.6% and 2.2%, respectively, when compared to the same period of the last fiscal year. The absolute amount of revenue increased by $98 to $2,014 from $1,916 and increased by $253 to $4,113 from $3,860 for the three and six months ended December 31, 2019, respectively, compared to the same period of the last fiscal year.

Demand for the distribution segment varies depending on the demand for our customers’ products, the changes taking place in the market and our customers’ forecasts.  Hence it is difficult to forecast fluctuations in the market accurately.

Real Estate Segment

The real estate segment accounted for 0.2% of total revenue for the three and six months ended December 31, 2019, respectively. The absolute amount of revenue in the real estate segment decreased by $13 to $16 from $29 and decreased by $23 to $33 from $56 for the three and six months ended December 31, 2019, respectively, compared to the same periods of the last fiscal year. This was due to the sales of properties in the real estate segment in the China operation after the third quarter of the last fiscal year, which resulted in a decrease in rental income.

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

We are in the process of implementing an Enterprise Resource Planning (“ERP”) system, as part of a multi-year plan to integrate and upgrade our systems and processes. The implementation of this ERP system is scheduled to occur in phases over next few years, and began with the migration of certain of our operational and financial systems in our Singapore operations to the new ERP system during the second quarter of fiscal 2017.

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

Our operation in Tianjin, China, encountered numerous limitations due to the outbreak of the Novel Coronavirus, named Covid-19 in China during early 2020. The Chinese government had taken emergency measures to combat the spread of the virus, including an extension of the Lunar New Year holidays. Management is currently assessing the impact of the outbreak on our Tianjin, China operation, and exploring various options to minimize the financial impact.

Numerous variables and uncertainties related to this outbreak has restricted our ability to calculate the impact on the Tianjin operation in the third quarter of fiscal year 2020. We expect that the extended Lunar New Year Holidays and the shortage of manpower due to travel restriction will limit our ability to generate the same level of revenue under normal circumstances.

There are several influencing factors which create uncertainties when forecasting performance of our real estate segment, such as obtaining the rights by the joint venture to develop the real estate projects in China, inflation in China, currency fluctuations and devaluation, and changes in Chinese laws, regulations, or their interpretation.

Comparison of the Three Months Ended December 31, 2019 and December 31, 2018

The following table sets forth certain consolidated statements of income data as a percentage of revenue for the three months ended December 31, 2019 and 2018 respectively:

	Three Months Ended December 31,
	2019	2018
Revenue	100.0%	100.0%
Cost of sales	78.7	76.7
Gross Margin	21.3%	23.3%
Operating expenses
General and administrative	19.8%	17.8%
Selling	2.0	1.9
Research and development	1.4	1.3
Total operating expenses	23.2%	21.0%
(Loss)/Income from Operations	(1.9)%	2.3%

Overall Gross Margin

Overall gross margin as a percentage of revenue decreased by 2.0% to 21.3% for the three months ended December 31, 2019, from 23.3% for the same period of the last fiscal year.

Gross profit margin as a percentage of revenue in the manufacturing segment increased by 0.6% to 21.7% for the three months ended December 31, 2019, as compared to 21.1% for the same period in the last fiscal year. In absolute dollar amounts, gross profits in the manufacturing segment decreased by $44 to $662 for the three months ended December 31, 2019, from $706 for the same period in the last fiscal year.

Gross profit margin as a percentage of revenue in the testing segment decreased by 4.4% to 24.9% for the three months ended December 31, 2019, from 29.3% in the same period of the last fiscal year. The further deterioration of the testing revenue in Malaysia and China operations resulted in a decrease in gross profit margin in the testing segment where significant portions of the cost of goods sold are fixed in the testing segment.  Thus, as the demand for services and factory utilization decreases, the fixed costs are spread over the decreased output, which decreases the gross profit margin. However, the negative impact was mitigated by the management’s effort in cost-saving measure. In absolute dollar amounts, gross profit in the testing segment decreased by $318 to $969 for the three months ended December 31, 2019 from $1,287 for the same period of the last fiscal year.

Gross profit margin of the distribution segment is not only affected by the market price of the products we distribute, but also the mix of products we distribute, which frequently changes as a result of changes in market demand. Gross profit margin as a percentage of revenue in the distribution segment increased by 0.4% to 13.7% for the three months ended December 31, 2019, from 13.3% in the same period of the last fiscal year.  In terms of absolute dollar amounts, gross profit in the distribution segment for the three months ended December 31, 2019 was $276 as compared to $254 in the same period of the last fiscal year.

In absolute dollar amounts, for the three months ended December 31, 2019, gross loss in the real estate segment was $2, as compared to the gross profit margin of $11 for the same period of last fiscal year. The increase in gross loss was mainly due to the sales of properties in the real estate segment after the third quarter of the last fiscal year, which resulted in a decrease in rental income.

Operating Expenses

Operating expenses for the three months ended December 31, 2019 and 2018 were as follows:

	Three Months Ended December 31,
(Unaudited)	2019	2018
General and administrative	$1,777	$1,722
Selling	176	187
Research and development	125	122
Total	$2,078	$2,031

General and administrative expenses increased by $55, or 3.1%, from $1,722 to $1,777 for the three months ended December 31, 2019 compared to the same period of last fiscal year. The increase in general and administrative expenses was mainly attributable to the increase in payroll-related expenses and a provision of doubtful debt in the manufacturing segment of the Singapore operations.

Selling expenses decreased by $11, or 5.9%, from $187 to $176 for the three months ended December 31, 2019, compared to the same period of the last fiscal year. The decrease was mainly due to the lower of traveling and entertainment expenses incurred in the Singapore operations.

Loss/Income from Operations

Loss from operations was $173 for the three months ended December 31, 2019, a decrease of $400, as compared to income from operations of $227 for the three months ended December 31, 2018. The result was mainly due to the decrease in gross profit and the increase in operating expenses, as previously discussed.

Interest Expense

Interest expense for the three months ended December 31, 2019 and 2018 were as follows:

	Three Months Ended December 31,
(Unaudited)	2019	2018
Interest expenses	$55	$98

Interest expense was $55 for the three months ended December 31, 2019, a decrease of $43, or 44% as compared to $98 for the three months ended December 31, 2018. The decrease was due to a decrease in the utilization of short-term loans in the Singapore and China operations. As of December 31, 2019, the Company had an unused line of credit of $6,325 as compared to $6,251 at June 30, 2019.

Other Income

Other income for the three months ended December 31, 2019 and 2018 were as follows:

	Three Months Ended December 31,
	2019	2018
Interest income	52	26
Other rental income	30	29
Exchange loss	(66)	(28)
Other miscellaneous income	24	22
Total	$40	$49

Other income decreased by $9 to $40 for the three months ended December 31, 2019 from $49 as compared to the same period of last fiscal year. The decrease was primarily due to an increase in exchange loss, which was resulted by the unfavorable foreign exchange movement for the three months ended December 31, 2019 as compared to same period in the last fiscal year. The decrease was partially offset by the increase from interest income, which resulted from the increase of fixed deposit placement.

Income Tax Expenses/Benefits

The Company's income tax expense was $120 for the three months ended December 31, 2019, a change of $224 as compared to income tax benefit of $124 for the same period in the last fiscal year. The change was mainly due to the reversal of $145 from provision of income tax, which was arising from the One-Time Mandatory Repatriation Tax in last fiscal year. In addition, there was provision for GILTI of $35 and a capital gain tax of $94 incurred from the sale of asset held for sale in the Malaysia operation for the three months ended December 31, 2019.

Non-controlling Interest

As of December 31, 2019, we held a 55% interest in Trio-Tech (Malaysia) Sdn. Bhd., Trio-Tech (Kuala Lumpur) Sdn. Bhd., SHI International Pte. Ltd., and PT. SHI Indonesia. We also held a 76% interest in Prestal Enterprise Sdn. Bhd. The share of net income from the subsidiaries by the non-controlling interest for the three months ended December 31, 2019 was $439, an increase of $481 compared to the net loss of $42 for the same period of the previous fiscal year. The increase in the net income of the non-controlling interest in the subsidiaries was attributable to the increase in net income generated by the Malaysia operation from the sale of the asset held for sale.

Net Income

Net income for the three months ended December 31, 2019 was $426, an increase of $78, as compared to a net income of $348 for the same period last fiscal year.

Earnings per Share

Basic earnings per share from continuing operations were $0.12 for the three months ended December 31, 2019 as compared to $0.09 for the same period in the last fiscal year. Basic earnings per share from discontinued operations were Nil for both the three months ended December 31, 2019 and 2018.

Diluted earnings per share from continuing operations were $0.11 for the three months ended December 31, 2019 as compared to $0.09 for the same period in the last fiscal year. Diluted earnings per share from discontinued operations were $Nil for both the three months ended December 31, 2019 and 2018.

Segment Information

The revenue, gross margin and income or loss from operations for each segment during the second quarter of fiscal year 2020 and fiscal year 2019 are presented below. As the revenue and gross margin for each segment have been discussed in the previous section, only the comparison of income or loss from operations is discussed below.

Manufacturing Segment

The revenue, gross margin and (loss)/income from operations for the manufacturing segment for the three months ended December 31, 2019 and 2018 were as follows:
	Three Months Ended December 31,
(Unaudited)	2019	2018
Revenue	$3,045	$3,352
Gross margin	21.7%	21.1%
(Loss)/Income from operations	$(87)	$76

Loss from operations from the manufacturing segment was $87 as compared to income from operation of $76 in the same period of the last fiscal year, primarily due to a decrease in gross margin of $44 and an increase in operating expenses of $119. Operating expenses for the manufacturing segment were $749 and $630 for the three months ended December 31, 2019 and 2018, respectively. The increase in operating expenses was mainly due to an increase of $86 in general and administrative expenses and an increase of $27 in corporate overhead expenses. The increase in general and administrative expenses was mainly attributable to an increase in payroll-related expenses and a provision of doubtful debt in Singapore operations. The increase in corporate overhead expenses was due to a change in the corporate overhead allocation as compared to the same period last fiscal year. Corporate charges are allocated on a pre-determined fixed charge basis.

Testing Segment

The revenue, gross margin and (loss)/income from operations for the testing segment for the three months ended December 31, 2019 and 2018 were as follows:
	Three Months Ended December 31,
(Unaudited)	2019	2018
Revenue	$3,887	$4,393
Gross margin	24.9%	29.3%
(Loss)/Income from operations	$(161)	$21

Loss from operations in the testing segment for the three months ended December 31, 2019 was $161, reflecting a net decrease of $182 compared to income from operations of $21 in the same period of the last fiscal year. The decrease in operating income were mainly attributable to a decrease in gross profit margin, as discussed earlier. The decreases in the operating income were partially offset with a decrease in operating expenses. Operating expenses were $1,130 and $1,266 for the three months ended December 31, 2019 and 2018, respectively. The decrease of $136 in operating expenses was mainly due to a decrease in general and administrative expenses, which was mainly due to lower payroll-related expenses incurred in the Malaysia and China operations as part of the cost-saving measures, as discussed earlier.

Distribution Segment

The revenue, gross margin and income from operations for the distribution segment for the three months ended December 31, 2019 and 2018 were as follows:

	Three Months Ended December 31,
(Unaudited)	2019	2018
Revenue	$2,014	$1,916
Gross margin	13.7%	13.3%
Income from operations	$188	$170

Income from operations in the distribution segment was $188, for the three months ended December 31, 2019, as compared to $170 for the same period of last fiscal year. The increase in income from operations of $18 was mainly due to an increase of $22 in the gross margin, as discussed earlier. Operating expenses were $88 and $84 for the three months ended December 31, 2019 and 2018, respectively.

Real Estate Segment

The revenue, gross margin and loss from operations for the real estate segment for the three months ended December 31, 2019 and 2018 were as follows:

	Three Months Ended December 31,
(Unaudited)	2019	2018
Revenue	$16	$29
Gross (loss)/margin	(12.5)%	37.9%
Loss from operations	$(35)	$(5)

Loss from operations in the real estate segment for the three months ended December 31, 2019 was $35 compared to a loss $5 for the same period of last fiscal year. The increase in operations loss of $30 was mainly due to the decrease in gross margin of $13 and the increase in operating expenses by $17. Operating expenses were $33 and $16 for the three months ended December 31, 2019 and 2018, respectively. The increase in operating expenses was mainly due to one-off payroll-related expenses made during the three months ended December 31, 2019.

Corporate

The loss from operations for Corporate for the three months ended December 31, 2019 and 2018 was as follows:

	Three Months Ended December 31,
(Unaudited)	2019	2018
Loss from operations	$(78)	$(35)

The increase in loss from operations of $43 was mainly due to a change in the corporate overhead allocation as compared to the same period last fiscal year. Corporate charges are allocated on a pre-determined fixed charge basis.

Comparison of the Six Months Ended December 31, 2019 and December 31, 2018

The following table sets forth certain consolidated statements of income data as a percentage of revenue for the six months ended December 31, 2019 and 2018, respectively:

	Six Months Ended
	Dec. 31, 2019	Dec. 31, 2018

Revenue	100.0%	100.0%
Cost of sales	77.9	77.9
Gross Margin	22.1%	22.1%
Operating expenses:
General and administrative	19.0%	17.6%
Selling	1.9	1.7
Research and development	1.0	1.0
Gain on disposal of plant and equipment	(0.1)	-
Total operating expenses	21.8%	20.3%
Income from Operations	0.3%	1.8%

Overall Gross Margin

Overall gross margin as a percentage of revenue remained consistent as 22.1% for the six months ended December 31, 2019, as compared to the same period of the last fiscal year. In terms of absolute dollar amounts, gross profits decreased by $202 to $4,157 for the six months ended December 31, 2019, from $4,359 for the same period of the last fiscal year.

Gross profit margin as a percentage of revenue in the manufacturing segment increased by 1.1% to 22.4% for the six months ended December 31, 2019, from 21.3% in the same period of the last fiscal year. In absolute dollar amounts, gross profit decreased by $62 to $1,424 for the six months ended December 31, 2019 as compared to $1,486 for the same period in last fiscal year. The decrease in absolute dollar amount of gross margin was primarily due to the decrease in orders in the Singapore operation. However, the orders in the second quarter of fiscal year had the higher margin as compared to the same period of the last fiscal year, which contributed to an increase in the gross margin as a percentage of revenue.

Gross profit margin as a percentage of revenue in the testing segment decreased by 0.3% to 26.2% for the six months ended December 31, 2019 from 26.5% in the same period of the last fiscal year.  There was a further deterioration in testing revenue in Malaysia and Chinas operation where significant portions of our cost of goods sold are fixed. As the demand of services and factory utilization decrease, the fixed costs are spread over the decreased output, which decreases the gross profit margin. However, this negative impact was partially mitigated by the management’s effort in reducing the cost in Malaysia and China operations. In terms of absolute dollar amounts, gross profit in the testing segment decreased by $173 to $2,168 for the six months ended December 31, 2019, from $2,341 for the same period of the last fiscal year.

Gross profit margin as a percentage of revenue in the distribution segment increased by 0.5% to 13.8% for the six months ended December 31, 2019, from 13.3% in the same period of the last fiscal year. In terms of absolute dollar amounts, gross profit in the distribution segment for the six months ended December 31, 2019 was $568, an increase of $56 as compared to $512 in the same period of the last fiscal year. The increase in absolute dollar amount of gross margin was due to the  increase of distribution revenue in Singapore Operation. The gross profit margin of the distribution segment was not only affected by the market price of our products, but also our product mix, which changes frequently as a result of changes in market demand.

Gross loss margin as a percentage of revenue in the real estate segment increased by 44.8% to 9.1% for the six months ended December 31, 2019, from the gross profit margin of 35.7% in the same period of the last fiscal year. In terms of absolute dollar amounts, gross loss increased by $23 to $3 for the six months ended December 31, 2019 as compared to gross profit of $20 for the same period of the last fiscal year. The increase in gross loss was mainly due to the sales of properties in the real estate segment in the China operation after the third quarter of the last fiscal year, which resulted in a decrease in rental income.

Operating Expenses

Operating expenses for the six months ended December 31, 2019 and 2018 were as follows:
	Six Months Ended
	Dec. 31, 2019	Dec. 31, 2018
(Unaudited)
General and administrative	$3,565	$3,481
Selling	366	334
Research and development	201	194
Gain on disposal of plant and equipment	(24)	-
Total	$4,108	$4,009

General and administrative expenses increased by $84, or 2.4%, from $3,481 to $3,565 for the six months ended December 31, 2019 compared to the same period of the last fiscal year. The increase in general and administrative expenses was primarily due to the increase in payroll-related expenses in the U.S. and Singapore operations.

Selling expenses increased by $32, or 9.6%, for the six months ended December 31, 2019, from $334 to $366 compared to the same period of the last fiscal year. The increase was mainly due to an increase in commission expenses in the manufacturing segment of the Singapore operations.

Research and development expenses increased by $7, for the six months ended December 31, 2019, from $194 to $201, as compared to the same period of the last fiscal year.

During the six months ended December 31, 2019, there was a gain on disposal of plant and equipment of $24 as compared to $nil in the same period of last fiscal year.

Income from Operations

Income from operations was $49 for the six months ended December 31, 2019 as compared to $350 for the same period of the last fiscal year. The decrease was mainly due to the decrease in gross profit margin and an increase in operating expenses, as discussed earlier.

Interest Expense

Interest expense for the six months ended December 31, 2019 and 2018 were as follows:
	Six Months Ended
	Dec. 31, 2019	Dec. 31, 2018
(Unaudited)
Interest expense	$123	$176

Interest expense decreased by $53 to $123 from $176 for the six months ended December 31, 2019 as compared to the same period of the last fiscal year. The decrease was mainly due to lower utilization of short-term loans in the Singapore and China Operations. Additionally, the bank loan payable decreased by $231 to $2,549 as of December 31, 2019 as compared to $2,780 as at June 30, 2019.

Other Income

Other income for the six months ended December 31, 2019 and 2018 were as follows:
	Six Months Ended
	Dec. 31, 2019	Dec. 31, 2018
(Unaudited)
Interest income	$84	$36
Other rental income	60	56
Exchange loss	(61)	(67)
Bad debt recovery	11	2
Other miscellaneous income	56	65
Total	$150	$92

Other income for the six months ended December 31, 2019 was $150, an increase of $58 as compared to $92 for the same period of last fiscal year. This increase mainly due to the higher interest income earned from the placement of fixed deposits during the six months ended December 31, 2019.

Income Tax Expenses

Income tax expenses for the six months ended December 31, 2019 was $120, a change of $170 as compared to income tax benefits of $50 for the same period last fiscal year. This change was mainly due to the reversal from provision of One-Time Mandatory Repatriation Tax for the six months ended December 31, 2018. The provisions for the six months ended December 31, 2019 was primarily due to provision for GILTI and the capital gain tax incurred from the sale of asset held for sale in the Malaysia operation, offset by the tax refund in the China operation.

Non-controlling Interest

As of December 31, 2019, we held a 55% interest in Trio-Tech Malaysia, Trio-Tech (Kuala Lumpur) Sdn. Bhd., SHI International Pte. Ltd. and PTSHI Indonesia, and a 76% interest in Prestal Enterprise Sdn. Bhd. The net income attributable to the non-controlling interest in these subsidiaries for the six months ended December 31, 2019 was $429, a change of $530, as compared to net loss of $101 for the same period of last fiscal year. The increase was attributable to the increase in net income generated by the Malaysia operation from the sale of asset held for sale.

Net Income

Net income was $699 for the six months ended December 31, 2019, an increase of $286, as compared to $413 for the same period of the last fiscal year. The increase was mainly due to the gain on sale of asset held for sale in the Malaysia operation. However, the increase was partially offset by a decrease in revenue, gross margin and increase in operating expenses, as discussed earlier.

Earnings per Share

Basic earnings per share from continuing operations was $0.19 for the six months ended December 31, 2019 as compared to $0.11 for the same period of the last fiscal year. Basic earnings per share from discontinued operations were nil for both the six months ended December 31, 2019 and 2018.

Diluted earnings per share from continuing operations was $0.19 for the six months ended December 31, 2019 as compared to $0.11 for the same period of the last fiscal year. Diluted earnings per share from discontinued operations were nil for both the six months ended December 31, 2019 and 2018.

Segment Information

The revenue, gross profit margin, and income or loss from operations in each segment for the six months ended December 31, 2019 and 2018, respectively, are presented below.  As the segment revenue and gross margin for each segment have been discussed in the previous section, only the comparison of income from operations is discussed below.

Manufacturing Segment

The revenue, gross margin and (loss)/income from operations for the manufacturing segment for the six months ended December 31, 2019 and 2018 were as follows:
	Six Months Ended
	Dec. 31, 2019	Dec. 31, 2018
(Unaudited)
Revenue	$6,362	$6,989
Gross margin	22.4%	21.3%
(Loss)/Income from operations	$(99)	$183

Loss from operations from the manufacturing segment was $99 for the six months ended December 31, 2019, a change of $282 as compared to income from operations $183 in the same period of the last fiscal year, due to a decrease in gross margin and an increase in operating expenses. Operating expenses for the manufacturing segment were $1,523 and $1,303 for the six months ended December 31, 2019 and 2018, respectively. The increase in operating expenses of $220 was mainly due to an increase in general and administrative expenses by $146, increased in selling expenses by $58, increase in corporate overhead by $8 and increase in research and development expenses by $8 as compared to the same period of last fiscal year. The increase in general and administrative expenses was mainly attributable to an increase in payroll-related expenses and a provision of doubtful debt in Singapore operations. The increase in selling expenses was primarily due to higher commission expenses incurred for the six months ended December 31, 2019.

Testing Segment

The revenue, gross margin and loss from operations for the testing segment for the six months ended December 31, 2019 and 2018 were as follows:

	Six Months Ended
	Dec. 31, 2019	Dec. 31, 2018
(Unaudited)
Revenue	$8,277	$8,830
Gross margin	26.2%	26.5%
Loss from operations	$93	$117

Loss from operations in the testing segment for the six months ended December 31, 2019 was $93, an improvement of $24 compared to loss from operation of $117 in the same period of the last fiscal year. The improvement was attributable to management’s efforts in cost savings although there was deterioration of the revenue. The decrease in gross margin of $173 offset with a further decrease in operating expenses of $197, also contributable to the decrease in operating loss. Operating expenses were $2,261 and $2,458 for the six months ended December 31, 2019 and 2018, respectively. The lower operating expenses were mainly attributable to a decrease in general and administrative expenses by $96 and a decrease in corporate overheads by $55. The decrease in general and administrative expenses was due to decrease in payroll-related expenses in the Malaysia and China operations as part of the cost savings measures, as discussed earlier. The decrease in corporate overhead expenses was due to a change in the corporate overhead allocation as compared to the same period last fiscal year. Corporate charges are allocated on a pre-determined fixed charge basis.

Distribution Segment

The revenue, gross margin and income from operations for the distribution segment for the six months ended December 31, 2019 and 2018 were as follows:
	Six Months Ended
	Dec. 31, 2019	Dec. 31, 2018
(Unaudited)
Revenue	$4,113	$3,860
Gross margin	13.8%	13.3%
Income from operations	$392	$342

Income from operations in the distribution segment for the six months ended December 31, 2019 was $392, an increase by $50 as compared to $342 in the same period of the last fiscal year. The increase in operating income was primarily due to an increase in gross margin as discussed earlier which was partially offset by the increase of operating expenses of $6. Operating expenses were $176 and $170 for the six months ended December 31, 2019 and 2018, respectively.

Real Estate Segment

The revenue, gross margin and loss from operations for the real estate segment for the six months ended December 31, 2019 and 2018 were as follows:

	Six Months Ended
	Dec. 31, 2019	Dec. 31, 2018
(Unaudited)
Revenue	$33	$56
Gross margin	(9.1)%	35.7%
Loss from operations	$(52)	$(17)

Loss from operations in the real estate segment for the six months ended December 31, 2019 was $52, a further deterioration of $35 as compared to a loss from operations of $17 for the same period of the last fiscal year.  The increase in operating loss was mainly due to a decrease in gross margin, as discussed earlier. Operating expenses were $49 and $37 for the six months ended December 31, 2019 and 2018, respectively. The increase in operating expenses was mainly due to one-off payroll-related expenses made during the six months ended December 31, 2019.

Corporate

The loss from operations for corporate for the six months ended December 31, 2019 and 2018 were as follows:

	Six Months Ended
	Dec. 31, 2019	Dec. 31, 2018
(Unaudited)
Loss from operations	$(99)	$(41)

The increase of $58 was mainly due to a change in the corporate overhead allocation as compared to the same period of last fiscal year. Corporate charges are allocated on a pre-determined fixed charge basis.

Financial Condition

During the six months ended December 31, 2019 total assets increased by $1,928 from $36,527 as at June 30, 2019 to $38,455. The increase in total assets was due to an increase in short term deposits, prepaid expenses and other current assets, deferred tax assets, operating lease right-of-use assets and restricted term deposits, which was partially offset by a decrease in cash and cash equivalents, trade account receivable, other receivables, inventory, asset held for sale, investment properties, property, plant and equipment and other assets.

Cash and cash equivalents were $4,743 as at December 31, 2019, reflecting a decrease of $120 from $4,863 as at June 30, 2019, primarily due to further placement made into fixed deposits in the Singapore and China operations.

Short term deposits were $6,888 as at December 31, 2019, reflecting an increase of $2,744 from $4,144 as at June 30, 2019, primarily due to an increase in deposits in the Singapore and China operations. The short term deposits include proceeds received from the sale of assets held for sale.

As at December 31, 2019, the trade accounts receivable balance decreased by $176 to $6,937, from $7,113 as at June 30, 2019, primarily due to the decrease in revenue for the six months ended December 31, 2019 in the Singapore, Malaysia and U.S. operations. The number of days’ sales outstanding in accounts receivables for the Group was 67 and 74 days at the end of the second quarter of fiscal year 2020 and for the end of fiscal year of 2019, respectively.

As at December 31, 2019, other receivables were $752, reflecting a decrease of $65 from $817 as at June 30, 2019. The decrease was primarily due to a decrease in advance payments made to suppliers in the Singapore operation and a decrease in contract asset, recognized in accordance to the ASC 606 Revenue from contracts with customers in the China entity.

Inventories as at December 31, 2019 were $2,182, a decrease of $245, as compared to $2,427 as at June 30, 2019. The decrease in inventories was in line with a decrease in orders by customers in the manufacturing segment of Singapore operations

Prepaid expenses were $330 as at December 31, 2019 compared to $287 as at June 30, 2019. The increase of $43 was primarily due to the prepaid insurance and accounting software expenses in the Singapore operation.

Investment properties, net in China were $734 as at December 31, 2019 and $782 as at June 30, 2019. The decrease was primarily due to the depreciation charged for the period and the foreign currency exchange movement between June 30, 2019 and December 31, 2019.

Assets held for sales were $nil as at December 31, 2019 and $89 as at June 30, 2019. Management entered into a Sales and Purchase Agreement with a potential buyer during fiscal year 2019 and the sale was completed during the second quarter of fiscal 2020.

Property, plant and equipment decreased by $508 from $12,159 as at June 30, 2019, to $11,651 as at December 31, 2019, mainly due to depreciation charged for the period and the foreign currency exchange movement between June 30, 2019 to December 31, 2019. The decrease was partially offset by the new acquisition of plant and equipment in the Malaysia operation.

Other assets decreased by $124 to $1,626 as at December 31, 2019, as compared to $1,750 as at June 30, 2019.  This was mainly due to the reclassification of down payments made for the purchase of equipment to property, plant and equipment in the Malaysia operation.

Accounts payable increased by $293 to $3,565 as at December 31, 2019, as compared to $3,272 as at June 30, 2019. This was due to less payments made in the second quarter of the fiscal year 2020.

Accrued expenses decreased by $310 to $3,176 as at December 31, 2019, as compared to $3,486 as at June 30, 2019. The decrease in accrued expenses was mainly due to a decrease in the accrued purchase in the Singapore operation and a decrease in accrued payroll liability in the Singapore and China operations during the six months ended December 31, 2019.

Bank loans payable decreased by $231 to $2,549 as at December 31, 2019, as compared to $2,780 as at June 30, 2019. This was due to the repayments made in the Singapore and Malaysia operations during the six months ended December 31, 2019.

Finance leases increased by $131 to $856 as at December 31, 2019, as compared to $725 as at June 30, 2019. This was due to the increase of finance leases in the Singapore and Malaysia operation.

Operating lease right of use assets and the corresponding leased liability were $475 and $477 as of December 31, 2019 and June 30, 2019 respectively, after taking into effect the new accounting standard, ASC 842 leases.

Liquidity Comparison

Net cash provided by operating activities decreased by $678 to an inflow of $1,573 for the six months ended December 31, 2019 from an inflow of $2,251 for the same period of the last fiscal year. The decrease in net cash inflow provided by operating activities was primarily due to a decrease in cash inflow of $621 from account receivable, a decrease in cash inflow of $331 from other assets and increase of cash outflow of $ 359 from repayment of operating leases. These were partially offset by an increase in depreciation and amortization of $431, an increase in cash inflow of $175 from other receivable and also absent of reversal of income tax provision of $145.

Net cash used in investing activities decreased by $1,639 to an outflow of $2,116 for the six months ended December 31, 2019 from an outflow of $3,755 for the same period of the last fiscal year. The decrease in cash outflow was primarily due to an increase in proceeds from sale of asset held for sale of $1,261 and also decrease in capital expenditure of $1,553. These were partially offset by a increase of $1,211 from the investment in unrestricted deposits.

Net cash generated in financing activities for the six months ended December 31, 2019 was $395, representing a decrease of $1,027, as compared to net cash generated in financing activities of $1,422 during the six months ended December 31, 2018. The decrease in cash inflow was mainly attributable to a decrease in cash inflow by $4,625 from proceeds of lines of credit and a decrease of $1,475 from bank loans. These were partially offset by a decrease in cash outflow of $5,179 from repayment of lines of credit.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2019, the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective at a reasonable level.

Changes in Internal Control Over Financial Reporting

Except as discussed below, there has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 3.          Defaults Upon Senior Securities

Not applicable.

Item 4.          Mine Safety Disclosures

Not applicable.

Item 5.          Other Information

On June 12, 2019, Trio-Tech Malaysia Sdn. Bhd., a subsidiary of the Company (“TTM”), and Cortex Robotics Sdn. Bhd, entered into a sales and purchase agreement for the sale of for TTM’s Penang Property. The agreement provided for, among other things, a  purchase price for the Penang Property of RM5,600,000, approximately $1,340,000.  The sale was subject to certain conditions.  The conditions to the consummation of the transaction were satisfied and the sale was completed on December 20, 2019. The foregoing description of the sale and purchase agreement is a summary and is qualified in its entirety by reference to the complete text of the sales and purchase agreement attached as Exhibit 10.1 hereto and  incorporated by reference into this Form 10-Q.

Item 6.          Exhibits

10.1	The Sale and Purchase agreement between Trio-tech Malaysia Sdn Bhd and Cortex Robotics Sdn Bhd
31.1	Rule 13a-14(a) Certification of Principal Executive Officer of Registrant
31.2	Rule 13a-14(a) Certification of Principal Financial Officer of Registrant
32	Section 1350 Certification

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIO-TECH INTERNATIONAL
By:	/s/ Victor H.M. Ting VICTOR H.M. TING Vice President and Chief Financial Officer (Principal Financial Officer) Dated: February 13, 2020