Form 10-Q
period 2020-03-31
TRIO-TECH INTERNATIONAL
filed 2020-05-21
CIK 732026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and "emerging growth company" in Rule 12b2 of the Exchange Act. (Check one):

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

As of May 1, 2020, there were 3,673,055 shares of the issuer’s Common Stock, no par value, outstanding.

TRIO-TECH INTERNATIONAL

INDEX TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION, OTHER INFORMATION AND SIGNATURE

		Page
Part I.	Financial Information

Item 1.	Financial Statements	2
	(a) Condensed Consolidated Balance Sheets as of March 31, 2020 (Unaudited) and June 30, 2019	2
	(b) Condensed Consolidated Statements of Operations and Comprehensive Income for the Three and Nine Months Ended March 31, 2020 (Unaudited) and March 31, 2019 (Unaudited)	3
	(c) Condensed Consolidated Statements of Shareholders Equity for the Three and Nine Months Ended March 31, 2020 (Unaudited) and March 31, 2019 (Unaudited)	5
	(d) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2020 (Unaudited) and March 31, 2019 (Unaudited)	6
	(e) Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	47
Item 4.	Controls and Procedures	47

Part II.	Other Information

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults upon Senior Securities
Item 4.	Mine Safety Disclosures
Item 5.	Other Information	47
Item 6.	Exhibits	47

Signatures		48

FORWARD-LOOKING STATEMENTS

The discussions of Trio-Tech International’s (the “Company”) business and activities set forth in this Form 10-Q and in other past and future reports and announcements by the Company may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and assumptions regarding future activities and results of operations of the Company. In light of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the following factors, among others, could cause actual results to differ materially from those reflected in any forward-looking statements made by or on behalf of the Company: market acceptance of Company products and services; changing business conditions or technologies and volatility in the semiconductor industry, which could affect demand for the Company’s products and services; the impact of competition; problems with technology; product development schedules; delivery schedules; changes in military or commercial testing specifications which could affect the market for the Company’s products and services; difficulties in profitably integrating acquired businesses, if any, into the Company; risks associated with conducting business internationally and especially in Asia, including currency fluctuations and devaluation, currency restrictions, local laws and restrictions and possible social, political and economic instability; changes in U.S. and global financial and equity markets, including market disruptions and significant interest rate fluctuations; public health issues related to the COVID-19 pandemic; and other economic, financial and regulatory factors beyond the Company’s control. Other than statements of historical fact, all statements made in this Quarterly Report are forward-looking, including, but not limited to, statements regarding industry prospects, future results of operations or financial position, and statements of our intent, belief and current expectations about our strategic direction, prospective and future financial results and condition. In some cases, you can identify forward-looking statements by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” “believes,” “can impact,” “continue,” or the negative thereof or other comparable terminology. Forward-looking statements involve risks and uncertainties that are inherently difficult to predict, which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions.

Unless otherwise required by law, we undertake no obligation to update forward-looking statements to reflect subsequent events, changed circumstances, or the occurrence of unanticipated events. You are cautioned not to place undue reliance on such forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	March 31, 2020	June 30, 2019
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$4,370	$4,863
Short-term deposits	6,309	4,144
Trade accounts receivable, less allowance for doubtful accounts of $315 and $263, respectively	6,397	7,113
Other receivables	1,065	817
Inventories, less provision for obsolete inventory of $656 and $673, respectively	2,226	2,427
Prepaid expenses and other current assets	267	287
Assets held for sale	-	89
Total current assets	20,634	19,740
NON-CURRENT ASSETS:
Deferred tax asset	565	390
Investment properties, net	705	782
Property, plant and equipment, net	10,597	12,159
Operating lease right-of-use assets	1,073	-
Other assets	1,595	1,750
Restricted term deposits	1,627	1,706
Total non-current assets	16,162	16,787
TOTAL ASSETS	$36,796	$36,527

LIABILITIES
CURRENT LIABILITIES:
Lines of credit	$398	$187
Accounts payable	3,129	3,272
Accrued expenses	3,065	3,486
Income taxes payable	396	417
Current portion of bank loans payable	378	488
Current portion of finance leases	246	283
Current portion of operating leases	541	-
Total current liabilities	8,153	8,133
NON-CURRENT LIABILITIES:
Bank loans payable, net of current portion	1,919	2,292
Finance leases, net of current portion	486	442
Operating leases, net of current portion	532	-
Deferred tax liabilities	375	327
Income taxes payable	430	439
Other non-current liabilities	34	33
Total non-current liabilities	3,776	3,533
TOTAL LIABILITIES	$11,929	$11,666

EQUITY
TRIO-TECH INTERNATIONAL’S SHAREHOLDERS' EQUITY:
Common stock, no par value, 15,000,000 shares authorized; 3,673,055 shares issued outstanding as at March 31, 2020 and June 30, 2019, respectively	$11,424	$11,424
Paid-in capital	3,357	3,305
Accumulated retained earnings	7,839	7,070
Accumulated other comprehensive gain-translation adjustments	796	1,867
Total Trio-Tech International shareholders' equity	23,416	23,666
Non-controlling interest	1,451	1,195
TOTAL EQUITY	$24,867	$24,861
TOTAL LIABILITIES AND EQUITY	$36,796	$36,527

 See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME / (LOSS)
UNAUDITED (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

	Three Months Ended		Nine Months Ended
	Mar. 31,	Mar. 31,	Mar. 31,	Mar. 31,
	2020	2019	2020	2019
Revenue
Manufacturing	$2,519	$3,097	$8,881	$10,086
Testing Services	3,741	3,989	12,018	12,819
Distribution	2,225	1,727	6,338	5,587
Real Estate	16	25	49	81
	8,501	8,838	27,286	28,573
Cost of Sales
Cost of manufactured products sold	1,851	2,303	6,789	7,806
Cost of testing services rendered	2,937	2,862	9,046	9,351
Cost of distribution	1,909	1,483	5,454	4,831
Cost of real estate	18	16	54	52
	6,715	6,664	21,343	22,040

Gross Margin	1,786	2,174	5,943	6,533

Operating Expenses:
General and administrative	1,754	1,742	5,319	5,223
Selling	181	246	547	580
Research and development	79	76	280	270
Impairment loss on long-lived assets	139	-	139	-
Gain on disposal of property, plant and equipment	-	(13)	(24)	(13)
Total operating expenses	2,153	2,051	6,261	6,060

(Loss) / Income from Operations	(367)	123	(318)	473

Other Income
Interest expenses	(63)	(74)	(186)	(250)
Gain on sale of asset held for sale	-	685	1,172	685
Other income, net	440	128	590	220
Total other income	377	739	1,576	655

Income from Continuing Operations before Income Taxes	10	862	1,258	1,128

Income tax benefits / (expenses)	8	(209)	(112)	(159)

Income from continuing operations before non-controlling interest, net of tax	18	653	1,146	969

Discontinued Operations
(Loss) / Income from discontinued operations, net of tax	(21)	2	(21)	(2)
NET INCOME	(3)	655	1,125	967

Less: net (loss) / income attributable to non-controlling interest	(73)	(28)	356	(129)
Net Income Attributable to Trio-Tech International Common Shareholders	$70	$683	$769	$1096

Amounts Attributable to Trio-Tech International Common Shareholders:
Income from continuing operations, net of tax	81	682	780	1,097
(Loss) / income from discontinued operations, net of tax	(11)	1	(11)	(1)
Net Income Attributable to Trio-Tech International Common Shareholders	$70	$683	$769	$1,096

Basic Earnings per Share:
Basic earnings per share from continuing operations attributable to Trio-Tech International	$0.02	$0.19	$0.21	$0.30
Basic earnings per share from discontinued operations attributable to Trio-Tech International	$-	$-	$-	$-
Basic Earnings per Share from Net Income
Attributable to Trio-Tech International	$0.02	$0.19	$0.21	$0.30

Diluted Earnings per Share:
Diluted earnings per share from continuing operations attributable to Trio-Tech International	$0.02	$0.19	$0.21	$0.29
Diluted earnings per share from discontinued operations attributable to Trio-Tech International	$-	$-	$-	$-
Diluted Earnings per Share from Net Income
Attributable to Trio-Tech International	$0.02	$0.19	$0.21	$0.29

Weighted average number of common shares outstanding
Basic	3,673	3,673	3,673	3,673
Dilutive effect of stock options	86	12	61	73
Number of shares used to compute earnings per share diluted	3,759	3,685	3,734	3,746

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

	Three Months Ended		Nine Months Ended
	Mar. 31,	Mar. 31,	Mar. 31,	Mar. 31,
	2020	2019	2020	2019
Comprehensive Income Attributable to Trio-Tech International Common Shareholders:

Net (loss) / income	$(3)	$655	$1,125	$967
Foreign currency translation, net of tax	(1,013)	401	(1,051)	(189)
Comprehensive (Loss) / Income	(1,016)	1,056	74	778
Less: comprehensive (loss) / income attributable to non-controlling interest	(64)	1	376	(191)
Comprehensive (Loss) / Income Attributable to Trio-Tech International Common Shareholders	$(952)	$1,055	$(302)	$969

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(IN THOUSANDS)

Nine Months ended March 31, 2020
	Common Stock		Additional Paid-in	Accumulated Retained	Accumulated Other Comprehensive	Non- Controlling
	Shares	Amount	Capital	Earnings	Income	Interest	Total
		$	$	$	$	$	$
Balance at June 30, 2019	3,673	11,424	3,305	7,070	1,867	1,195	24,861
Stock option expenses	-	-	52	-	-		52
Net income	-	-	-	769	-	356	1,125
Dividend declared by subsidiary	-	-	-	-	-	(120)	(120)
Exercise of stock option	-	-	-	-	-	-	-
Translation adjustment	-	-	-	-	(1,071)	20	(1,051)
Balance at Mar. 31, 2020	3,673	11,424	3,357	7,839	796	1,451	24,867

Nine Months ended March 31, 2019
	Common Stock		Additional Paid-in	Accumulated Retained	Accumulated Other Comprehensive	Non- Controlling
	Shares	Amount	Capital	Earnings	Income	Interest	Total
			$	$	$	$	$
Balance at June 30, 2018	3,553	11,023	3,249	5,525	2,182	1,522	23,501
Stock option expenses	-	-	12	-	-	-	12
Net income / (loss)	-	-	-	1,096	-	(129)	967
Dividend declared by subsidiary	-	-	-	-	-	(125)	(125)
Exercise of stock option	120	401	-	-	-	-	401
Translation adjustment	-	-	-	-	(127)	(62)	(189)
Balance at Mar. 31, 2019	3,673	11,424	3,261	6,621	2,055	1,206	24,567

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)

	Nine Months Ended
	Mar. 31,	Mar. 31,
	2020	2019
	(Unaudited)	(Unaudited)
Cash Flow from Operating Activities
Net Income	$1,125	$967
Adjustments to reconcile net income to net cash flow provided by operating activities
Gain on sale of assets held for sale	(1,172)	(685)
Depreciation and amortization	2,350	1,777
Impairment loss on long-lived assets	139	-
Stock compensation	52	12
Provision for obsolete inventory	5	(37)
Reversal of income tax provision	-	(145)
Payment of operating leases	(398)	-
Payment of interest portion of finance leases (Note 1b)	(43)	(32)
Allowance for doubtful debts	62	1
Accrued interest expense, net accrued interest income	(35)	34
Gain on sale of property, plant and equipment – continued operations	(24)	(13)
Warranty recovery, net	-	(35)
Fixed assets written off	-	(33)
Deferred tax benefit / (provision)	(132)	78
Changes in operating assets and liabilities, net of acquisition effects
Trade accounts receivable	664	626
Other receivables	(248)	(153)
Other assets	101	489
Inventories	108	60
Prepaid expenses and other current assets	20	(99)
Accounts payable and accrued expenses	(449)	60
Income taxes payable	(29)	58
Net Cash Provided by Operating Activities	2,096	2,930

Cash Flow from Investing Activities
Proceeds from sale of assets held for sale	1,261	943
Proceeds from disposal of property, plant and equipment	39	3
Investments in restricted and unrestricted deposits	(2,393)	(2,939)
Addition to property, plant and equipment	(848)	(2,576)
Net Cash Used in Investing Activities	(1,941)	(4,569)

Cash Flow from Financing Activities
Payment on lines of credit	(1,922)	(7,348)
Payment of bank loans	(372)	(421)
Payment of principal portion of finance leases	(251)	(172)
Dividends paid on non-controlling interest	(120)	(125)
Proceeds from exercising stock options	-	401
Proceeds from lines of credit	2,090	5,995
Proceeds from bank loans	-	1,475
Proceeds from finance leases	279	32
Net Cash Used in Financing Activities	(296)	(163)

Effect of Changes in Exchange Rate	(431)	(125)

Net Decrease in Cash, Cash Equivalents, and Restricted Cash	(572)	(1,927)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	6,569	8,234
Cash, Cash Equivalents, and Restricted Cash at End of Period	$5,997	$6,307

Supplementary Information of Cash Flows
Cash paid during the period for:
Interest	$186	$217
Income taxes	$124	$114

Non-Cash Transactions
Finance lease of property, plant and equipment	$279	$32
Reconciliation of Cash, Cash Equivalents, and Restricted Cash (Note 1a)
Cash	4,370	4,602
Short-Term Deposits	6,309	3,646
Restricted Term-Deposits in Non-current Assets	1,627	1,705
Total Cash, Cash Equivalents, and Restricted Cash Shown in Statement of Cash Flows	$12,306	$9,953
See notes to condensed consolidated financial statements.

Note 1a-
Amounts reflecting adoption of ASU 2016-18, Statement of Cash Flows, Restricted Cash (Topic 230) beginning in the first quarter of 2019.
Note 1b-
Reclassification of repayment of interest portion of finance lease from financing activities in accordance with ASC 842-20-45-5

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

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT EARNINGS PER SHARE AND NUMBER OF SHARES)

1. ORGANIZATION AND BASIS OF PRESENTATION

Trio-Tech International (“the Company” or “TTI” hereafter) was incorporated in fiscal year 1958 under the laws of the State of California. TTI provides third-party semiconductor testing and burn-in services primarily through its laboratories in Southeast Asia. In addition, TTI operates testing facilities in the United States. The Company also designs, develops, manufactures and markets a broad range of equipment and systems used in the manufacturing and testing of semiconductor devices and electronic components. In the third quarter of fiscal year 2020, TTI conducted business in four business segments: Manufacturing, Testing Services, Distribution and Real Estate. TTI has subsidiaries in the U.S., Singapore, Malaysia, Thailand, Indonesia and China as follows:

	Ownership	Location
Express Test Corporation (Dormant)	100%	Van Nuys, California
Trio-Tech Reliability Services (Dormant)	100%	Van Nuys, California
KTS Incorporated, dba Universal Systems (Dormant)	100%	Van Nuys, California
European Electronic Test Centre (Dormant)	100%	Dublin, Ireland
Trio-Tech International Pte. Ltd.	100%	Singapore
Universal (Far East) Pte. Ltd. *	100%	Singapore
Trio-Tech International (Thailand) Co. Ltd. *	100%	Bangkok, Thailand
Trio-Tech (Bangkok) Co. Ltd.*	100%	Bangkok, Thailand
Trio-Tech (Malaysia) Sdn. Bhd. (55% owned by Trio-Tech International Pte. Ltd.)	55%	Penang and Selangor, Malaysia
Trio-Tech (Kuala Lumpur) Sdn. Bhd.	55%	Selangor, Malaysia
(100% owned by Trio-Tech Malaysia Sdn. Bhd.)
Prestal Enterprise Sdn. Bhd.	76%	Selangor, Malaysia
(76% owned by Trio-Tech International Pte. Ltd.)
Trio-Tech (SIP) Co., Ltd. *	100%	Suzhou, China
Trio-Tech (Chongqing) Co. Ltd. *	100%	Chongqing, China
SHI International Pte. Ltd. (Dormant) (55% owned by Trio-Tech International Pte. Ltd)	55%	Singapore
PT SHI Indonesia (Dormant) (100% owned by SHI International Pte. Ltd.)	55%	Batam, Indonesia
Trio-Tech (Tianjin) Co., Ltd. *	100%	Tianjin, China

  * 100% owned by Trio-Tech International Pte. Ltd.

The accompanying un-audited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. All significant inter-company accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements are presented in U.S. dollars. The accompanying condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three and nine months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2020. Certain accounting matters that generally require consideration of forecasted financial information were assessed regarding impacts from the COVID-19 pandemic as of March 31, 2020 and through the date of this Quarterly Report using reasonably available information as of those dates. Those accounting matters assessed included, but were not limited to, allowance for doubtful accounts, the carrying value of long-lived tangible assets and the valuation allowances for tax assets. While the assessments resulted in no material impacts to the consolidated financial statements as of and for the quarter ended March 31, 2020, the Company believes the full impact of the pandemic remains uncertain and the Company will continue to assess if ongoing developments related to the pandemic may cause future material impacts to our consolidated financial statements.  As of March 31, 2020, the Company had cash and cash equivalents and short-terms deposits totalling $10,609 and unused line of credit of $5,897. We finance operations primarily through our existing cash balances, cash collected from operations, bank borrowings and capital lease financing. We believe these sources are sufficient to fund our operations for the foreseeable future. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the fiscal year ended June 30, 2019.

Except as otherwise specifically noted in this form 10-Q, the Company’s operating results are presented based on the translation of foreign currencies using the respective quarter’s average exchange rate.

Certain reclassifications have been made to prior period amounts to conform to the current presentation.

Basis of Presentation and Summary of Significant Accounting Policies

Comparability

Effective as of first day of fiscal 2020, the Company adopted Accounting Standards Update 2016-02, Leases (“ASC 842”). Prior periods were not retrospectively restated, and accordingly, the consolidated balance sheet as of June 30, 2019, and the condensed consolidated statements of operations for the nine months ended March 31, 2019 were prepared using accounting standards that were different than those in effect for the nine months ended March 31, 2020.

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

The standard provides an alternative modified retrospective transition method. Under this method, the cumulative effect adjustment to the opening balance of retained earnings is recognized on the effective date of adoption (July 1, 2019). The Company adopted ASC 842 as of July 1, 2019 and applied the alternative modified retrospective transition method requiring application of the new guidance to all leases existing at, or entered into on or after, the effective date of adoption, i.e. July 1, 2019.

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

As part of applying the transition method, the Company has elected to apply the package of transition practical expedients within the new guidance. As required by the new standard, these expedients have been elected as a package and are consistently applied across the Company’s lease portfolio. Given this election, the Company need not reassess:

●
whether any expired or existing contracts are or contain leases;
●
the lease classification for any expired or existing leases;
●
treatment of initial direct costs relating to any existing leases.

When discount rates implicit in leases cannot be readily determined, the Company uses the applicable incremental borrowing rate at lease commencement to perform lease classification tests on lease components and to measure lease liabilities and ROU assets. The incremental borrowing rate used by the Company was based on baseline rates and adjusted by the credit spreads commensurate with the Company’s secured borrowing rate over a similar term. At each reporting period when there is a new lease initiated, the rates established for that quarter will be used.

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

The adoption of this new standard as of July 1, 2019 and the application of the modified retrospective transition approach resulted in the following changes in the Company’s financial report:

(1)
assets increased by $1,073, primarily representing the recognition of ROU assets for operating leases;
(2)
liabilities increased by $1,073, primarily representing the recognition of lease liabilities for operating leases.

Leases- Company as Lessor

All of the leases under which the Company is the lessor will continue to be classified as operating leases under the new standard. The new standard did not have a material effect on our financial statements and will not have a significant change in our leasing activities.

2.    NEW ACCOUNTING PRONOUNCEMENTS

In March 2020, FASB issued ASU 2020-04 ASC Topic 848: Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. The amendments are effective for all entities as of March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company is currently evaluating the impacts of the provisions of ASU 2020-04 on its consolidated financial statements and related disclosures.

The amendments in ASU 2019-12 ASC Topic 740: Income Taxes: Simplifying Accounting for Income Taxes remove specific exceptions to the general principles in Topic 740 in Generally Accepted Accounting Principles (GAAP). The amendments eliminate the need for an organization to analyze whether the specific exceptions apply in a given period, improve financial statement preparers’ application of income tax-related guidance and simplify GAAP. The amendments are effective for all entities for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. While early application is permitted, including adoption in an interim period, the Company has not elected to early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

The amendments in ASU 2018-18 ASC Topic 808: Collaborative Arrangements: Clarifying the Interaction between Topic 808 and Topic 606 provide more comparability in the presentation of revenue for certain transactions between collaborative arrangement participants. The amendments allow organizations to only present units of account in collaborative arrangements that are within the scope of the revenue recognition standard together with revenue accounted for under the revenue recognition standard. The parts of the collaborative arrangement that are not in the scope of the revenue recognition standard are to be presented separately from revenue accounted for under the revenue recognition standard. The amendments are effective for all entities for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. While early application is permitted, including adoption in an interim period, the Company has not elected to early adopt. The effectiveness of this update is not expected to have a significant effect on the Company's consolidated financial position or results of operations.

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

The amendments in ASU 2017-04 ASC Topic 350 — Intangibles - Goodwill and Other simplify the test for goodwill impairment. For public companies, these amendments are effective for annual periods beginning after December 15, 2019, including interim periods within those periods. While early application is permitted, including adoption in an interim period, the Company has not elected to early adopt. The  effectiveness of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

In June 2016, FASB issued ASU 2016-13 ASC Topic 326: Financial Instruments — Credit Losses (“ASC Topic 326”) for the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. ASC Topic 326 is effective for the Company for annual periods beginning after December 15, 2022. The Company is currently evaluating the potential impact of this accounting standard update on its consoldiated financial statements.

Other new pronouncements issued but not yet effective until after March 31, 2020 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

3.   TERM DEPOSITS

	Mar. 31, 2020 (Unaudited)	June 30, 2019

Short-term deposits	$6,587	$4,143
Currency translation effect on short-term deposits	(278)	1
Total short-term deposits	6,309	4,144
Restricted term deposits	1,711	1,701
Currency translation effect on restricted term deposits	(84)	5
Total restricted term deposits	1,627	1,706
Total term deposits	$7,936	$5,850

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

Senior management reviews accounts receivable on a periodic basis to determine if any receivables will potentially be uncollectible. Management includes any accounts receivable balances that are determined to be uncollectible in the allowance for doubtful accounts. After all reasonable attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, management believed the allowance for doubtful accounts as of March 31, 2020, and June 30, 2019 was adequate.

The following table represents the changes in the allowance for doubtful accounts:

	Mar. 31, 2020 (Unaudited)	June 30, 2019
Beginning	$263	$259
Additions charged to expenses	338	94
Recovered	(270)	(84)
Written off	(6)	-
Currency translation effect	(10)	(6)
Ending	$315	$263

5.   LOANS RECEIVABLE FROM PROPERTY DEVELOPMENT PROJECTS

The following table presents Trio-Tech (Chongqing) Co. Ltd (“TTCQ”)’s loan receivable from property development projects in China as of March 31, 2020. The exchange rate is based on the historical rate published by the Monetary Authority of Singapore as of March 31, 2015, since the net loan receivable was “nil” as of March 31, 2020.
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

The short-term loan receivables of renminbi (“RMB”) 2,000, or approximately $325 based on the historical rate, arose from TTCQ entering into a Memorandum Agreement with JiangHuai Property Development Co. Ltd. (“JiangHuai”) to invest in their property development projects (Project - Yu Jin Jiang An) located in Chongqing City, China in fiscal 2011. Based on TTI’s financial policy, a provision for doubtful receivables of $325 on the investment in JiangHuai was recorded during fiscal 2014. TTCQ did not generate other income from JiangHuai for the quarter ended March 31, 2020 or for the fiscal year ended June 30, 2019. TTCQ is in the legal process of recovering the outstanding amount of $325.

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

 6.  INVENTORIES

 Inventories consisted of the following:
	Mar. 31, 2020 (Unaudited)	June 30, 2019

Raw materials	$1,300	$1,190
Work in progress	1,330	1,306
Finished goods	360	591
Currency translation effect	(108)	13
Less: provision for obsolete inventory	(656)	(673)
	$2,226	$2,427

The following table represents the changes in provision for obsolete inventory:
	Mar. 31, 2020 (Unaudited)	June 30, 2019

Beginning	$673	$695
Additions charged to expenses	9	17
Usage – disposition	(4)	(42)
Currency translation effect	(22)	3
Ending	$656	$673

7. ASSETS HELD FOR SALE

Penang Property

During the fourth quarter of fiscal year 2015, the operation in Malaysia planned to sell its factory building in Penang, Malaysia. In accordance with ASC Topic 360, during the fiscal year 2015, the property was reclassified from investment property, which had a net book value of RM 371, or approximately $98 (based on the exchange rate as of June 30, 2015 as published by the Monetary Authority of Singapore), to assets held for sale, since there was an intention to sell the factory building. In May 2015, Trio-Tech Malaysia was approached by a potential buyer to purchase the factory building. On September 14, 2015, the application to sell the property was rejected by Penang Development Corporation (PDC). The rejection was because the business activity of the purchaser was not suitable for the industry that is being promoted on said property. PDC made an offer to purchase the property, which was not at the expected value and the offer expired on March 28, 2016. No further conversations with PDC have occurred since March 2016. During the fourth quarter of fiscal year 2019, management entered into a Sales and Purchase Agreement with a potential buyer. During the second quarter of fiscal year 2020, the Company obtained approval of the sale from PDC and the local government. The sale of the property was completed at the end of the second quarter of the fiscal year 2020. The sale price was RM 5,600, or $1,340. In connection with the sale of the property located in Malaysia, the Company also incurred the direct expenses of RM 330, or $79, which included professional fees, commissions, other selling related expenses and consent fees from the local government. These expenses were directly offset against the proceeds from selling the property, as these expenses were deemed as a cost of sales. The Company recognized a net gain of RM 4,901, or $1,172, in the second quarter of fiscal year 2020 excluding capital gain tax. The tax on the capital gain in Malaysia from the sale of the property was approximately $94 computed after the taxable gain was determined.

The following table presents the Company’s assets held for sale in Malaysia as of March 31, 2020 and June 30, 2019.

			Mar. 31, 2020 (Unaudited)	June 30, 2019
	Reclassification Date/	Investment Amount	Investment Amount	Investment Amount
	Sale Date	(RM)	(U.S. Dollars)	(U.S. Dollars)
Penang Property
Reclassification from investment property	June 30, 2015	681	181*	181*
Currency translation		-	-	(15)
Derecognition	Dec 19,2019	(681)	(181)	-
		-	-	166
Accumulated depreciation on rental property	June 30, 2015	(310)	(83)*	(83)*
Currency translation		-	-	6
Derecognition	Dec 19,2019	310	(83)	-
		-	-	(77)
Net investment in rental property - Malaysia		-	-	89

*The exchange rate is based on the exchange rate as of June 30, 2015 published by the Monetary Authority of Singapore.

8.   INVESTMENT PROPERTIES

The following table presents the Company’s investment in properties in China as of March 31, 2020. The exchange rate is based on the market rate as of March 31, 2020.

	Investment Date / Reclassification Date	Investment Amount (RMB)	Investment Amount (U.S. Dollars)
Purchase of rental property – Property I – MaoYe Property	Jan 04, 2008	5,554	894
Currency translation		-	(87)
Reclassification as “Assets held for sale”	July 01, 2018	(5,554)	(807)
Reclassification from “Assets held for sale”	Mar 31, 2019	2,024	301
		2,024	301
Purchase of rental property – Property II - JiangHuai	Jan 06, 2010	3,600	580
Purchase of rental property – Property III - Fu Li	Apr 08, 2010	4,025	648
Currency translation		-	(170)
Gross investment in rental property		9,649	1,359
Accumulated depreciation on rental property	Mar 31, 2020	(6,437)	(921)
Reclassified as “Assets held for sale”-Mao Ye Property	July 01, 2018	2,822	410
Reclassification from “Assets held for sale”-Mao Ye Property	Mar 31, 2019	(1,029)	(143)
		(4,644)	(654)
Net investment in property – China		5,005	705

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

Rental Property I - Mao Ye Property

In fiscal 2008, TTCQ purchased an office in Chongqing, China from MaoYe Property Ltd. (“MaoYe”) for a total cash purchase price of RMB 5,554, or approximately $894. TTCQ identified a new tenant and signed a new rental agreement (653 square meters at a monthly rent of RMB 39, or approximately $6) on August 1, 2015, which expires on July 31, 2020. On April 1, 2019, a supplementary agreement was signed to revise the monthly rent to RMB 20, or approximately $3 for 403 square meters for the remaining 2 unsold units. During the fiscal year 2019, the Company sold thirteen of the fifteen units constituting the Mao Ye Property. Management has decided not to sell the remaining two units of Mao Ye properties in the near future, considering the market conditions in China.

Property purchased from MaoYe generated a rental income of $8 and $24 during the three and nine months ended March 31, 2020, respectively, as compared to $15 and $58 for the same periods in the last fiscal year.

Depreciation expense for Mao Ye was $4 and $12 for the three and nine months ended March 31, 2020, respectively, and $Nil for the same periods in the last fiscal year.

Rental Property II - JiangHuai

In fiscal year 2010, TTCQ purchased eight units of commercial property in Chongqing, China from Chongqing JiangHuai Real Estate Development Co. Ltd. (“JiangHuai”) for a total purchase price of RMB 3,600, or approximately $580. TTCQ had yet to receive the title deed for these properties. TTCQ was in the legal process of obtaining the title deed until the developer encountered cash flow difficulties in the recent years. Since then, JiangHuai company is under liquidation and is now undergoing asset distribution. Nonetheless, this is not expected to affect the property’s market value but, in view of the COVID-19 pandemic and current economic situation, it is likely to be more tedious and time-consuming for the Court in their execution of the sale.

Property purchased from JiangHuai did not generate any rental income during the three and nine months ended March 31, 2020 or during the same periods in the prior fiscal year.

Depreciation expense for JiangHuai was $6 and $20 for the three and nine months ended March 31, 2020, respectively, and $7 and $20 for the same periods in the last fiscal year.

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

The two commercial properties were leased to third parties under two separate rental agreements. One of such leases provides for a rent increase of 6% every year on May 1, commencing in 2019 until the rental agreement expired on April 30, 2021. For the other leased property (which lease expired on March 31, 2018), TTCQ signed on November 1, 2018 a rental agreement to rent out the 161 square meter space at a monthly rent of RMB 10, or approximately $2, which lease was to expire on October 31, 2019. In September 2019, TTCQ renewed the lease agreement at the same monthly rent of RMB 10, or approximately $2, for a period of one year from November 1, 2019.

Properties purchased from Fu Li generated a rental income of $8 and $25 for the three and nine months ended March 31, 2020, respectively, and $10 and $23 for the same periods in the last fiscal year.

Depreciation expense for Fu Li was $7 and $20 for the three and nine months ended March 31, 2020, respectively, and $7 and $20 for the same periods in the last fiscal year.

Summary

Total rental income for all investment properties in China was $16 and $49 for the three and nine months ended March 31, 2020, respectively, and $25 and $81 for the same periods in the last fiscal year.

Depreciation expenses for all investment properties in China were $17 and $52 for the three and nine months ended March 31, 2020, respectively, and $14 and $42 for the same periods in the last fiscal year, due in part to the reclassification of the MaoYe property as noted above.

9.   OTHER ASSETS

Other assets consisted of the following:
	Mar. 31, 2020 (Unaudited)	June 30, 2019
Down payment for purchase of investment properties *	$1,645	$1,645
Down payment for purchase of property, plant and equipment	-	100
Deposits for rental and utilities	168	169
Currency translation effect	(218)	(164)
Total	$1,595	$1,750

*Down payment for purchase of investment properties included:

	RMB	U.S. Dollars
Original Investment (10% of Junzhou equity)	$10,000	$1,606
Less: Management Fee	(5,000)	(803)
Net Investment	5,000	803
Less: Share of loss on Joint Venture	(137)	(22)
Net Investment as Down Payment (Note *a)	4,863	781
Loans Receivable	5,000	814
Interest Receivable	1,250	200
Less: Impairment of Interest	(906)	(150)
Transferred to Down Payment (Note *b)	5,344	864
* Down Payment for Purchase of Investment Properties	10,207	1,645

a)
On December 2, 2010, the Company signed a Joint Venture agreement (“agreement”) with Jia Sheng Property Development Co. Ltd. (“Developer”) to form a new company, Junzhou Co. Limited (“Joint Venture” or “Junzhou”), to jointly develop the “Singapore Themed Park” project (the “project”). The Company paid RMB10 million for the 10% investment in the joint venture. The Developer paid the Company a management fee of RMB 5 million in cash upon signing of the agreement, with a remaining fee of RMB 5 million payable upon fulfilment of certain conditions in accordance with the agreement. The Company further reduced its investment by RMB 137, or approximately $22, through the losses from operations incurred by the Joint Venture.

On October 2, 2013, the Company disposed of its entire 10% interest in the Joint Venture but to date has not received payment in full therefor. The Company recognized that disposal based on the recorded net book value of RMB 5 million, or equivalent to US $803K, from net considerations paid, in accordance with GAAP under ASC Topic 845 Non-monetary Consideration. It is presented under “Other Assets” as non-current assets to defer the recognition of the gain on the disposal of the 10% interest in the joint venture investment until such time that the consideration is paid, so that the gain can be ascertained.

b)
Amounts of RMB 5,000, or approximately $814, as disclosed in Note 5, plus the interest receivable on long term loan receivable of RMB 1,250, or approximately $200, and impairment on interest of RMB 906, or approximately $150.

The shop lots in the Singapore Themed Resort Project being developed by the Developer under the agreement are to be delivered to TTCQ upon completion thereof. The initial targeted date of completion was December 31, 2016. Based on discussion with the Developer, the completion date is currently estimated to be December 31, 2022. The delay was primarily due to the time needed by the developers to work with various parties to inject sufficient funds into this project, especially during the COVID-19 pandemic. Based on the available information, management believes that the Developer is capable of working with new investors to complete certain phases of this project.

10. LINES OF CREDIT

Carrying value of the Company’s lines of credit approximates its fair value because the interest rates associated with the lines of credit are adjustable in accordance with market situations when the Company borrowed funds with similar terms and remaining maturities.

The Company’s credit rating provides it with readily and adequate access to funds in global markets.

As of March 31, 2020, the Company had certain lines of credit that are collateralized by restricted deposits.

	Type of	Interest	Expiration	Credit	Unused
Entity with	Facility	Rate	Date	Limitation	Credit
Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Ranging from 1.83% to 5.5% and SIBOR rate +1.25%	-	$4,706	$4,706
Trio-Tech (Tianjin) Co., Ltd.	Lines of Credit	5.22% to 6.3%	-	$845	$845
Universal (Far East) Pte. Ltd.	Lines of Credit	Ranging from 1.85% to 5.5%	-	$398	$-
Trio-Tech Malaysia Sdn. Bhd.	Revolving Credit	Cost of Funds Rate +2%	-	$346	$346

On November 18, 2019, Trio-Tech International Pte. Ltd. signed an agreement with JECC Leasing (Singapore) Pte. Ltd. for an Accounts Receivable Financing facility for SGD 1,000, or approximately $742 based on the market exchange rate. Interest is charged at LIBOR rate +1.3% for USD financing and SIBOR rate +1.25% for SGD financing. The financing facility was set up to facilitate the working capital in our operations in Singapore. The Company started to use this facility in the second quarter of fiscal year 2020.

During the third quarter of fiscal year 2020, the credit limit offered to Trio-Tech (Tianjin) Co.,Ltd. by the Fubon Bank decreased from RMB 10,000 to RMB 6,000.

As of June 30, 2019, the Company had certain lines of credit that are collateralized by restricted deposits.

	Type of	Interest	Expiration	Credit	Unused
Entity with	Facility	Rate	Date	Limitation	Credit
Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Ranging from 1.85% to 5.5%	-	$4,213	$4,213
Trio-Tech (Tianjin) Co., Ltd.	Lines of Credit	5.22% to 6.3%	-	$1,492	$1,492
Universal (Far East) Pte. Ltd.	Lines of Credit	Ranging from 1.85% to 5.5%	-	$370	$183
Trio-Tech Malaysia Sdn. Bhd.	Revolving Credit	Cost of Funds Rate +2%	-	$363	$363

11.  ACCRUED EXPENSES

Accrued expenses consisted of the following:
	Mar. 31, 2020 (Unaudited)	June 30,2019
Payroll and related costs	$1,132	$1,354
Commissions	76	107
Customer deposits	20	46
Legal and audit	268	299
Sales tax	11	9
Utilities	92	120
Warranty	38	39
Accrued purchase of materials and property, plant and equipment	165	362
Provision for re-instatement	300	302
Deferred income	91	61
Contract liabilities	646	501
Other accrued expenses	123	293
Currency translation effect	103	(7)
Total	$3,065	$3,486

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

	Mar. 31, 2020 (Unaudited)	June 30, 2019
Beginning	$39	$82
(Utilization) / additions charged to cost and expenses	(2)	15
Reversal	-	(58)
Currency translation effect	1	-
Ending	$38	$39

13.   BANK LOANS PAYABLE

 Bank loans payable consisted of the following:
	Mar. 31, 2020 (Unaudited)	June 30, 2019
Note payable denominated in RM for expansion plans in Malaysia, maturing in August 2028, bearing interest at the bank’s prime rate less 2.00% (4.85% and 5.00% at March 31, 2020 and June 30, 2019, respectively) per annum, with monthly payments of principal plus interest through August 2028, collateralized by the acquired building with a carrying value of $2,539 and $2,683 as at March 31, 2020 and June 30, 2019, respectively.	2,271	2,638
Note payable denominated in U.S. dollars for expansion plans in Singapore and its subsidiaries, maturing in April 2020, bearing interest at the bank’s lending rate (3.96% for March 31, 2020 and June 30, 2019) with monthly payments of principal plus interest through June 2020. This note payable is secured by plant and equipment with a carrying value of $121 and $148 as at March 31, 2020 and June 30, 2019, respectively.	26	142
Total bank loans payable	$2,297	$2,780

Current portion of bank loan payable	395	494
Currency translation effect on current portion of bank loan	(17)	(6)
Current portion of bank loan payable	378	488
Long term portion of bank loan payable	2,012	2,344
Currency translation effect on long-term portion of bank loan	(93)	(52)
Long term portion of bank loans payable	$1,919	$2,292

Future minimum payments (excluding interest) as at March 31, 2020 were as follows:

Remainder of fiscal 2020	$288
2021	364
2022	380
2023	397
2024	282
Thereafter	586
Total obligations and commitments	$2,297

Future minimum payments (excluding interest) as at June 30, 2019 were as follows:

2020	$488
2021	362
2022	380
2023	399
2024	407
Thereafter	744
Total obligations and commitments	$2,780

14.   COMMITMENTS AND CONTINGENCIES

Trio-Tech (Malaysia) Sdn. Bhd. had capital commitments for the purchase of equipment and other related infrastructure costs amounting to RM 18, or approximately $4, as at March 31, 2020 and June 30, 2019.

Trio-Tech (Tianjin) Co. Ltd. in China did not have capital commitments for the purchase of equipment and other related infrastructure costs as at March 31, 2020, as compared to the capital commitments as at June 30, 2019 amounting to RMB 397, or approximately $58.

Trio-Tech (SIP) Co., Ltd. in China did not have capital commitments for the purchase of equipment and other related infrastructure costs as at March 31, 2020 and as at June 30, 2019.

Deposits with banks in China are not insured by the local government or agency and are consequently exposed to risk of loss. The Company believes the probability of a bank failure, causing loss to the Company, is remote.

The Company is, from time to time, the subject of litigation claims and assessments arising out of matters occurring in its normal business operations. In the opinion of management, resolution of these matters will not have a material adverse effect on the Company’s financial statements.

15.   BUSINESS SEGMENTS

Although the Company operates in four segments; the testing service industry (which performs structural and electronic tests of semiconductor devices), the designing and manufacturing of equipment (which equipment tests the structural integrity of integrated circuits and other products), distribution of various products from other manufacturers in Singapore and Southeast Asia, and the real estate segment in China, the Company generates revenue primarily from the manufacturing, testing and distribution segments. The Company accounts for a contract with a customer when there is approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. The Company’s revenues are measured based on consideration stipulated in the arrangement with each customer, net of any sales incentives and amounts collected on behalf of third parties, such as sales taxes. The revenues are recognized as separate performance obligations that are satisfied by transferring control of the product or service to the customer.

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

Manufacturing

The Company primarily derives revenue from the sale of both front-end and back-end semiconductor test equipment and related peripherals, maintenance and support of all these products, installation and training services and the sale of spare parts. The Company’s revenues are measured based on considerations stipulated in the arrangement with each customer, net of any sales incentives and amounts collected on behalf of third parties, such as sales taxes.

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

Distribution

The Company distributes complementary products, particularly equipment, industrial products and components by manufacturers mainly from the U.S., Europe, Taiwan and Japan. The Company recognizes revenue from product sales at a point in time when the Company has satisfied its performance obligation by transferring control of the product to the customer. The Company uses judgment to evaluate whether the control has transferred by considering several indicators discussed above. The Company recognizes the revenue at a point in time, generally upon shipment or delivery of the products to the customer or distributors, depending upon terms of the sales order.

All inter-segment revenue was from the manufacturing segment to the testing and distribution segments. Total inter-segment revenue was $36 for the three months ended March 31, 2020, as compared to $15 for the same period in the last fiscal year. Corporate assets mainly consisted of cash and prepaid expenses. Corporate expenses mainly consisted of stock option expenses, salaries, insurance, professional expenses and directors' fees. Corporate expenses are allocated to the four segments. The following segment information table includes segment operating income or loss after including the corporate expenses allocated to the segments, which gets eliminated in the consolidation.

The following segment information is un-audited for the nine months ended March 31, 2020 and March 31, 2019:

Business Segment Information:
	Nine Months Ended Mar. 31,	Net Revenue	Operating Income / (Loss)	Total Assets	Depr.and Amort.	Capital Expenditures
Manufacturing	2020	$8,881	(201)	9,871	297	124
	2019	$10,086	$175	$9,205	$88	$40

Testing Services	2020	12,018	(540)	22,332	1,999	724
	2019	12,819	(134)	22,842	1,647	2,535

Distribution	2020	6,338	599	869	3	-
	2019	5,587	492	780	-	-

Real Estate	2020	49	(82)	3,584	51
	2019	81	(30)	3,914	42	-

Fabrication	2020	-	-	23	-	-
Services *	2019	-	-	26	-	-

Corporate &	2020	-	(94)	117	-	-
Unallocated	2019	-	(30)	233	-	-

Total Company	2020	$27,286	$(318)	$36,796	$2,350	$848
	2019	$28,573	$473	$37,000	$1,777	$2,575

* Fabrication services is a discontinued operation.

The following segment information is un-audited for the three month ended March 31, 2020 referenced below:

Business Segment Information:
	Three Months Ended Mar. 31,	Net Revenue	Operating Income / (Loss)	Total Assets	Depr. and Amort.	Capital Expenditures
Manufacturing	2020	$2,519	(102)	9,871	101	89
	2019	$3,097	$(8)	$9,205	$30	$39

Testing Services	2020	3,741	(447)	22,332	655	15
	2019	3,989	(17)	22,842	588	239

Distribution	2020	2,225	207	869	1	-
	2019	1,727	150	780	-	-

Real Estate	2020	16	(30)	3,584	17
	2019	25	(13)	3,914	14	-

Fabrication	2020	-	-	23	-	-
Services *	2019	-	-	26	-	-

Corporate &	2020	-	5	117	-	-
Unallocated	2019	-	11	233	-	-

	2020	$8,501	$(367)	$36,796	$774	$104
	2019	$8,838	$123	$37,000	$632	$278

* Fabrication services is a discontinued operation.

16. OTHER INCOME

Other income consisted of the following:

	Three Months Ended		Nine Months Ended
	Mar. 31,	Mar. 31,	Mar. 31,	Mar. 31,
	2020	2019	2020	2019
	Unaudited	Unaudited	Unaudited	Unaudited
Interest income	46	31	130	67
Other rental income	30	28	90	84
Government grant	266	38	295	115
Exchange loss	94	(11)	33	(78)
Bad debt recovery	-	-	11	2
Other miscellaneous income	4	42	31	30
Total	$440	$128	$590	$220

During the third quarter of fiscal year 2020, the Company received government grants amounting to $266, of which $263 were the financial assistance received from the Singapore and China governments amid the COVID-19 pandemic. The Company believes that, as with other business entities in Singapore and China, it will receive additional government assistance for a period to ease the financial impact caused by the pandemic.

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

Due to the enactment of the Tax Act, the Company is subject to a tax on global intangible low-taxed income (“GILTI”). GILTI is a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. Companies subject to GILTI have the option to account for the GILTI tax as a period cost if and when incurred, or to recognize deferred taxes for temporary differences including outside basis differences expected to reverse as GILTI. The Company has elected to account for GILTI as a period cost.

The Company's income tax benefit was $8 for the three months ended March 31, 2020 as compared to an income tax expense of $209 for the same period of the last fiscal year. Our effective tax rate (“ETR”) from continuing operations was negative 80% and 24% for the quarters ended March 31, 2020 and March 31, 2019, respectively. The following items caused the significant change in the quarterly ETR:

1).
During the three months ended March 31, 2019, the Company recorded a capital gain tax arising from sales of Maoye properties.

2).
During the three months ended March 31, 2020, the Company recorded a tax reversal of $70 due to reversal of provision for the GILTI tax. The Company incurred taxable loss from the adverse impact from COVID-19.

The Company accrues penalties and interest related to unrecognized tax benefits when necessary as a component of penalties and interest expenses, respectively. The Company had no unrecognized tax benefits or related accrued penalties or interest expenses at March 31, 2020.

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

Contract assets were recorded under other receivables while contract liabilities were recorded under accrued expenses in the balance sheet.

The following table is the reconciliation of contract balances.

	Mar. 31,2020 (Unaudited)	Jun 30,2019 (Unaudited)
Trade Accounts Receivable	6,397	7,113
Accounts Payable	3,129	3,272
Contract Assets	392	419
Contract Liabilities	646	501

Remaining Performance Obligation

As at March 31, 2020, the Company had $826 of remaining performance obligations, which represents our obligation to deliver products and services. Given the profile of contract terms, approximately 53.3 percent of this amount is expected to be recognized as revenue over the next two years, while the remaining amount is expected to be recognized between three and five years.

Refer to note 15 “Business Segments” of the Notes to Condensed Consolidated Financial Statements for information related to revenue.

19.   EARNINGS PER SHARE

In accordance with ASC Topic 260, Earnings Per Share, Basic Earnings Per Share (“EPS”) is computed by dividing net income available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS give effect to all dilutive potential common shares outstanding during a period. In computing diluted EPS, the average price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options and warrants.

Options to purchase 763,500 shares of Common Stock at exercise prices ranging from $2.53 to $5.98 per share were outstanding as of March 31, 2020. 212,500 stock options were excluded in the computation of diluted EPS for fiscal year 2020 because they were anti-dilutive.

Options to purchase 517,500 shares of Common Stock at exercise prices ranging from $2.69 to $5.98 per share were outstanding as of March 31, 2019. 110,000 stock options were excluded in the computation of diluted EPS for fiscal year 2019 because they were anti-dilutive.

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted EPS for the period presented herein:

	Three Months Ended		Nine Months Ended
	Mar. 31,	Mar. 31,	Mar. 31,	Mar. 31,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Income attributable to Trio-Tech International common shareholders from continuing operations, net of tax	$81	$682	$780	$1,097
(Loss) / Income attributable to Trio-Tech International common shareholders from discontinued operations, net of tax	(11)	1	(11)	(1)
Net Income Attributable to Trio-Tech International Common Shareholders	$70	$683	$769	$1,096

Weighted average number of common shares outstanding - basic	3,673	3,673	3,673	3,673

Dilutive effect of stock options	86	12	61	73
Number of shares used to compute earnings per share - diluted	3,759	3,685	3,734	3,746

Basic earnings per share from continuing operations attributable to Trio-Tech International	$0.02	0.19	0.21	0.30
Basic earnings per share from discontinued operations attributable to Trio-Tech International	-	-	-	-
Basic Earnings per Share from Net Income Attributable to Trio-Tech International	$0.02	$0.19	0.21	0.30

Diluted earnings per share from continuing operations attributable to Trio-Tech International	$0.02	0.19	0.21	0.29
Diluted earnings per share from discontinued operations attributable to Trio-Tech International	-	-	$-	$-
Diluted Earnings per Share from Net Income Attributable to Trio-Tech International	$0.02	$0.19	0.21	0.29

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

On September 14, 2017, the Company’s Board of Directors unanimously adopted the 2017 Employee Stock Option Plan (the “2017 Employee Plan”) and the 2017 Directors Equity Incentive Plan (the “2017 Directors Plan”), each of which was approved by the shareholders on December 4, 2017. Each of these plans is administered by the Board of Directors of the Company.

Assumptions

The fair value for the options granted were estimated using the Black-Scholes option pricing model with the following weighted average assumptions, assuming no expected dividends:

Nine Months Ended March 31,
	2020	2019
Expected volatility	45.38% to 65.49%	47.29% to 97.48%
Risk-free interest rate	0.30% to 2.35%	0.30% to 1.05%
Expected life (years)	2.5-3.25	2.50 – 3.25

The expected volatilities are based on the historical volatility of the Company’s stock. Due to higher volatility, the observation is made on a daily basis for the three months ended March 31, 2020. The observation period covered is consistent with the expected life of options. The expected life of the options granted to employees has been determined utilizing the “simplified” method as prescribed by ASC Topic 718 Stock Based Compensation, which, among other provisions, allows companies without access to adequate historical data about employee exercise behavior to use a simplified approach for estimating the expected life of a "plain vanilla" option grant. The simplified rule for estimating the expected life of such an option is the average of the time to vesting and the full term of the option. The risk-free rate is consistent with the expected life of the stock options and is based on the United States Treasury yield curve in effect at the time of grant.

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

During the third quarter of fiscal year 2020, the Company granted options to purchase 60,000 shares of its Common Stock to employees pursuant to the 2017 Employee Plan. There were no stock options exercised during the nine month period ended March 31, 2020. The Company recognized $28 stock-based compensation expenses during the nine months ended March 31, 2020.

During the third quarter of fiscal year 2019, the Company granted options to purchase 16,000 shares of its Common Stock to employees pursuant to the 2017 Employee Plan. There were no stock options exercised during the nine-month period ended March 31, 2019. The Company recognized $11 stock-based compensation expenses during the nine months ended March 31, 2019.

As of March 31, 2020, there were vested stock options granted under the 2017 Employee Plan covering a total of 83,000 shares of Common Stock. The weighted-average exercise price was $4.65 and the weighted average remaining contractual term was 3.60 years.

As of March 31, 2019, there were vested stock options granted under the 2017 Employee Plan covering a total of 34,000 shares of Common Stock. The weighted-average exercise price was $5.72 and the weighted average remaining contractual term was 4.06 years.

A summary of option activities under the 2017 Employee Plan during the nine month period ended March 31, 2020 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2019	136,000	$4.53	4.28	$-
Granted	60,000	2.53	4.98	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at March 31, 2020	196,000	$3.91	3.97	$10
Exercisable at March 31, 2020	83,000	$4.65	3.60	$2

A summary of the status of the Company’s non-vested employee stock options granted under the 2017 Employee Plan during the nine months ended March 31, 2020 is presented below:
	Options	Weighted Average Grant-Date Fair Value

Non-vested at July 1, 2019	87,000	$4.28
Granted	60,000	2.53
Vested	(34,000)	4.19
Forfeited	-
Non-vested at March 31, 2020	113,000	$3.37

A summary of option activities under the 2017 Employee Plan during the nine month period ended March 31, 2019 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2018	60,000	$5.98	4.73	$-
Granted	16,000	3.75	4.68	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at March 31, 2019	76,000	5.51	4.13	-
Exercisable at March 31, 2019	34,000	5.72	4.06	-

A summary of the status of the Company’s non-vested employee stock options granted under the 2017 Employee Plan during the nine months ended March 31, 2019 is presented below:

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

As the 2007 Plan has terminated, the Company did not grant any options pursuant to the 2007 Employee Plan during the nine months ended March 31, 2020 and March 31, 2019 respectively.

There were no options exercised during the nine months ended March 31, 2020. There were 50,000 shares of options exercised during the nine months ended March 31, 2019. The Company did not recognize any stock-based compensation expenses during the nine months ended March 31, 2020. The Company recognized stock-based compensation expenses of $1 in the nine months ended March 31, 2019 under the Employee Plan.

As of March 31, 2020, there were vested stock options granted under the 2007 Employee Plan covering a total of 77,500 shares of Common Stock. The weighted-average exercise price was $3.69 and the weighted average remaining contractual term was 1.46 years.

As of March 31, 2019, there were vested employee stock options covering a total of 68,125 shares of Common Stock. The weighted-average exercise price was $3.62 and the weighted average contractual term was 2.40 years.

A summary of option activities under the 2007 Employee Plan during the nine months ended March 31, 2020 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2019	77,500	$3.69	2.22	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at March 31, 2020	77,500	3.69	1.46	-
Exercisable at March 31, 2020	77,500	$3.69	1.46	$-

A summary of the status of the Company’s non-vested employee stock options under the 2007 Employee Plan during the nine months ended March 31, 2020 is presented below:

	Options	Weighted Average Grant-Date Fair Value

Non-vested at July 1, 2019	9,375	$4.14
Granted	-	-
Vested	(9,375)	-
Forfeited	-	-
Non-vested at March 31, 2020	-	$-

A summary of option activities under the 2007 Employee Plan during the nine months ended March 31, 2019 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 1, 2018	127,500	$3.52	2.10	$121
Granted	-	-	-	-
Exercised	(50,000)	3.25	-	-
Forfeited or expired	-	-	-	-
Outstanding at March 31, 2019	77,500	$3.69	2.47	$-
Exercisable at March 31, 2019	68,125	$3.62	2.40	$-

A summary of the status of the Company’s non-vested employee stock options under the 2007 Employee Plan during the nine months ended March 31, 2019 is presented below:

	Options	Weighted Average Grant-Date Fair Value

Non-vested at July 1, 2018	28,750	$3.83
Granted	-	-
Vested	(19,375)	(4.14)
Forfeited	-	-
Non-vested at March 31, 2019	9,375	$4.14

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

During the third quarter of fiscal year 2020, the Company granted options to purchase 80,000 shares of its Common Stock to directors pursuant to the 2017 Directors Plan. There were no stock options exercised during the nine months ended March 31, 2020. The Company recognized stock-based compensation expenses of $24 in the nine months ended March 31, 2020 under the 2017 Directors Plan.

During the first three quarters of fiscal year 2019, the Company did not grant any options pursuant to the 2017 Directors Plan. There were no stock options exercised during the nine months ended March 31, 2019. The Company did not recognize any stock-based compensation expenses during the nine months ended March 31, 2019.

As all of the stock options granted under the 2017 Directors Plan vest immediately on the date of grant, there were no unvested stock options granted under the 2017 Directors Plan as of March 31, 2020.

As of March 31, 2020, there were vested stock options granted under the 2017 Directors Plan covering a total of 240,000 shares of Common Stock. The weighted-average exercise price was $3.93 and the weighted average remaining contractual term was 4 years.

As of March 31, 2019, there were vested stock options granted under the 2017 Directors Plan covering a total of 80,000 shares of Common Stock. The weighted-average exercise price was $5.98 and the weighted average remaining contractual term was 3.98 years.

A summary of option activities under the 2017 Directors Plan during the nine months ended March 31, 2020 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2019	160,000	$4.63	4.25	$-
Granted	80,000	2.53	4.98	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at March 31, 2020	240,000	$3.93	4.00	$12.8
Exercisable at March 31, 2020	240,000	$3.93	4.00	$12.8

A summary of option activities under the 2017 Directors Plan during the nine months ended March 31, 2019 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2018	80,000	$5.98	4.73	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at March 31, 2019	80,000	5.98	3.98	$-
Exercisable at March 31, 2019	80,000	5.98	3.98	$-

2007 Directors Equity Incentive Plan

The 2007 Directors Plan terminated by its terms on September 24, 2017 and no further options may be granted thereunder. However, the options outstanding thereunder continue to remain outstanding and in effect in accordance with their terms. The 2007 Directors Plan permitted the issuance of options to directors.

As the 2007 Plan has terminated, the Company did not grant any options pursuant to the 2007 Director Plan during the nine months ended March 31, 2020 and March 31, 2019.

There were no stock options exercised during the nine months ended March 31, 2020. The Company did not recognize any stock-based compensation expenses during the nine months ended March 31, 2020.

There were 70,000 stock options exercised during the nine months ended March 31, 2019. The Company did not recognize any stock-based compensation expenses during the nine months ended March 31, 2019.

As of March 31, 2020, there were vested stock options granted under the 2007 Directors Plan covering a total of 250,000 shares of Common Stock. The weighted-average exercise price was $3.32 and the weighted average remaining contractual term was 1.08 years.

As of March 31, 2019, there were vested stock options granted under the 2007 Directors Plan covering a total of 300,000 shares of Common Stock. The weighted-average exercise price was $3.40 and the weighted average remaining contractual term was 1.83 years.

A summary of option activities under the 2007 Directors Plan during the nine months ended March 31, 2020 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2019	300,000	$3.40	1.58	$9
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	(50,000)	(3.81)	-	-
Outstanding at March 31, 2020	250,000	3.32	1.08	-
Exercisable at March 31, 2020	250,000	$3.32	1.08	$-

A summary of option activities under the 2007 Directors Plan during the nine months ended March 31, 2019 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2018	390,000	$3.41	2.05	$412
Granted	-	-	-	-
Exercised	(70,000)	3.39	-	-
Forfeited or expired	(20,000)	(3.62)	-	-
Outstanding at March 31, 2019	300,000	$3.40	1.83	$-
Exercisable at March 31, 2019	300,000	$3.40	1.83	$-

21.  LEASES

Company as Lessor

Operating leases under which the Company is the lessor arise from the leasing of the Company’s commercial real estate investment property to third parties. Initial lease terms generally range from 12 to 60 months. Depreciation expense for assets subject to operating leases is taken into account primarily on the straight-line method over a period of twenty years in amounts necessary to reduce the carrying amount of the asset to its estimated residual value. Depreciation expenses relating to the property held as investments in operating leases were $17 and $52 for the three and nine months ended March 31, 2020, respectively, and $14 and $42 for the same periods in the last fiscal year.

Future minimum rental income in China and Thailand to be received from fiscal year 2020 to fiscal year 2021 on non-cancellable operating leases is contractually due as follows as of March 31, 2020:

Remainder of fiscal 2020	$152
2021	$549
$701

Future minimum rental income in China and Thailand to be received from fiscal year 2020 to fiscal year 2021 on non-cancellable operating leases is contractually due as follows as of June 30, 2019:

2020	$93
2021	$6
$99

Company as Lessee

The Company has operating leases for corporate offices and research and development facilities with remaining lease terms of 1 year to 3 years and finance leases for plant and equipment.

Supplemental balance sheet information related to leases is as follows (in thousands):

		March. 31,
		2020
Components of Lease Balances	Classification	(Unaudited)
Assets
Operating lease assets	Right-of-use asset-operating, net	$1,073
Finance lease assets	Property, plant & equipment	1,758
Accumulated amortization Right-of-use asset		(663)
Assets	Property, plant & equipment	$1,095
Total Leased Assets		$2,168

Liabilities
Operating Lease Liabilities
Current portion	Current portion of lease liability-operating	$541
Long-term portion	Lease liability- Operating, net of current portion	532
Total Operating Lease Liabilities		$1,073
Finance Lease Liabilities
Current portion of finance leases	Current portion of lease liability-finance	$246
Net of current portion of finance leases	Lease liability- Finance, net of current portion	486
Total Finance Lease Liabilities		$732

Total Lease Liabilities		$1,805

	3 Months Ended March 31, 2020	9 Months Ended March 31, 2020
Lease Cost
Finance lease cost:
Interest on lease liability	$13	$37
Amortization of Right-of-use asset	76	212
Total Finance Lease Cost	89	249

Operating Lease Costs	$167	$526

Other information related to leases were as follows (in thousands except lease term and discount rate):

Mar. 31,
2020
(Unaudited)
Cash Paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$(43)
Operating cash flows from operating leases	$(398)
Finance cash flows from finance leases	$(251)
Right-of-use assets obtained in exchange for new operating lease liabilities	$780

Weighted-average remaining lease term:
Finance leases	3.55
Operating leases	1.89
Weighted-average discount rate:
Finance leases	3.40%
Operating leases	4.59%

As of March 31, 2020, the maturities of the Company's operating and finance lease liabilities were as follow:

	Operating Lease Liabilities	Finance Lease Liabilities
Fiscal Year
Remainder of 2020	$244	$83
2021	442	262
2022	293	209
2023	153	132
2024	-	106
Thereafter	-	21
Total future minimum lease payments	$1,132	$813
Less: amount representing interest	(59)	(81)
Present value of net minimum lease payments	1,073	732

Presentation on statement of financial position
Current	$541	$246
Non-Current	$532	$486

As of June 30, 2019, future minimum lease payments under finance leases and non-cancelable operating leases were as follows:

Fiscal Year	Operating Lease Liabilities	Finance Lease Liabilities
2020	$620	$283
2021	216	187
2022	47	143
2023	1	68
2024	-	44
Total future minimum lease payments	$884	$725

22.  FAIR VALUE OF FINANCIAL INSTRUMENTS APPROXIMATE CARRYING VALUE

In accordance with ASC Topics 825 and 820, the following presents assets and liabilities measured and carried at fair value and classified by level of fair value measurement hierarchy:

There were no transfers between Levels 1 and 2 during the nine months ended March 31, 2020 and 2019.

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

23. OTHER SIGNIFICANT TRANSACTIONS

In accordance with the accounting guidance for property, plant and equipment, assets are measured at the lower of the carrying value or fair value less costs to sell. As a result of one of our customer’s products coming to the end of its product burn-in cycle earlier than expected, the Company determined the carrying value of the group of assets that served the above mentioned product is higher than the fair value less costs to sell. As a result, an impairment charge of $139 was recorded within operating costs during the third quarter of 2020. The Company does not expect to record a significant gain or loss upon disposition of the assets.

24.  SUBSEQUENT EVENTS

The impact of the COVID-19 pandemic continues to evolve as of March 31, 2020. The Singapore and Malaysian governments have imposed various measures to contain the spread of the virus, such as the closure of non-essential businesses and social distancing. Our operations have been classified as part of the global supply chain and are permitted to operate with the adherence of social distancing, including employee reduction at site. As a result, Management expects a decrease in revenue from the Singapore and Malaysia operations with the effort of a fewer number of employees.

The extent of the impact of COVID-19 will depend on future developments, which are highly uncertain and unpredictable. This includes any new information that emerges concerning the severity of COVID-19 and any possible actions to contain the virus.

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

TTI generated approximately 99.8% of its revenue from its three core business segments in the test and measurement industry, i.e. manufacturing of test equipment, testing services and distribution of test equipment, during the three months ended March 31, 2020. The real estate segment contributed only 0.2% to the total revenue and was immaterial to the overall business.

Manufacturing

TTI develops and manufactures an extensive range of test equipment used in the "front end" and the "back end" manufacturing processes of semiconductors. Our equipment includes leak detectors, autoclaves, centrifuges, burn-in systems and boards, HAST testers, temperature controlled chucks, wet benches and more.

Testing

TTI provides comprehensive electrical, environmental, and burn-in testing services to semiconductor manufacturers in our testing laboratories in Asia and the U.S. Our customers include both manufacturers and end-users of semiconductor and electronic components, who look to us when they do not want to establish their own facilities. The independent tests are performed to industry and customer-specific standards.

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

Real Estate

Beginning in 2007, TTI has invested in real estate property in Chongqing, China, which has generated investment income from the rental revenue from real estate there, and investment returns from deemed loan receivables, which are classified as other income. The rental income is generated from the rental properties in MaoYe and FuLi in Chongqing, China. In the second quarter of fiscal 2015, the investment in JiaSheng, which was deemed as loans receivable, was transferred to down payment for purchase of investment property in China.

Impairment Loss on Long-Lived Asset

During the third quarter of 2020, our operation in China provided impairment loss of $139 for seven pieces of equipment due to one of our customer’s products coming to the end of its product burn-in cycle earlier than expected. The cost of converting the seven pieces of equipment out-weigh the benefit of utilizing said equipment. Operations do not foresee any future usage of these assets. There will be no future economic cash inflow generating from these assets. Based on these events, we concluded that it was more likely than not that value-in-use of these assets was less than their carrying value. Full impairment of these assets had been recorded.

While we have not identified any changes in circumstances requiring an interim impairment test for the three months ended March 31, 2020, we will continue to monitor impairment indicators, such as disposition activity, stock price declines or changes in forecasted cash flows in future periods. If the fair value of our reporting unit declines below the carrying value in the future, we may incur additional impairment charges.

Impact of COVID-19 on our Business

COVID-19 began to affect our business in the three months ended March 31, 2020. During early calendar year 2020, the Chinese Government took emergency measures to combat the spread of the virus, including an extension of the Lunar New Year holidays. In the final two weeks of our third quarter, our operation in Malaysia was curtailed by local government efforts to reduce the spread of COVID-19, which efforts included shelter in place orders which had the effect of reducing the number of employees available for work. There can be no assurance as to any of our operation will return fully to pre-COVID-19 operating levels.

Apart from the reasons disclosed in the later part of the discussion, the COVID-19 pandemic had an adverse effect on our results of operations during the quarter ended March 31, 2020:

The revenue in the Malaysia operation decreased 22.0% compared to the same period of the previous fiscal year, partially due to the movement restriction imposed by the local government.

The revenue in the manufacturing segment of the Singapore operation decreased by 29.4% as compared to the same period of the previous fiscal year, primarily due to the delay in orders from customers as a result of the global economic uncertainties contributed by COVID-19.

The gross margin in the China operations deteriorated by 9.4% as compared to the same period of the previous fiscal year, mainly due to the higher labor costs incurred to ramp up the testing volume during the extended Lunar New Year holidays caused by the pandemic.

An allowance of doubtful debts amounted to $14 in the real estate segment of the China operations due to the heavy impact of the COVID-19 pandemic on the business of the tenant.

The negative impact partially offset by the government stimulus program amounted to $263 in the Singapore and China operations.

As of March 31, 2020, the Company had cash and cash equivalents and short-terms deposits totalling $10,679 and unused line of credit of $5,897. We finance operations primarily through our existing cash balances, cash collected from operations, bank borrowings and capital lease financing. We believe these sources are sufficient to fund our operations for the foreseeable future.

The mitigation efforts by governments around the world in an attempt to control the spread of the virus will likely continue to impact our operations, customers, and suppliers for an indefinite period of time. While we have implemented safeguards and procedures to counter the impact of the COVID-19 pandemic, the full extent to which the pandemic has and will directly or indirectly impact us, including our business, financial condition, and result of operations, will depend on future developments that are highly uncertain and cannot be accurately predicted. This may include further mitigation efforts taken to contain the virus or treat its impact and the economic impact on local, regional, national and international markets. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by the governments or that we determine are in the best interests of our employees, customers, suppliers and stockholders.

Third Quarter Fiscal Year 2020 Highlights

●
Total revenue decreased by $337, or 3.8%, to $8,501 in the third quarter of fiscal year 2020, compared to $8,838 for the same period in fiscal year 2019.
●
Manufacturing segment revenue decreased by $578, or 18.7%, to $2,519 for the third quarter of fiscal year 2020, compared to $3,097 for the same period in fiscal year 2019.
●
Testing segment revenue decreased by $248, or 6.2%, to $3,741 for the third quarter of fiscal year 2020, compared to $3,989 for the same period in fiscal year 2019.
●
Distribution segment revenue increased by $498, or 28.8%, to $2,225 for the third quarter of fiscal year 2020, compared to $1,727 for the same period in fiscal year 2019.
●
Real estate segment rental revenue decreased by $9, or 36%, to $16 for the third quarter of fiscal year 2020, compared to $25 for the same period in fiscal year 2019.
●
The overall gross profit margin decreased by 3.6% to 21.0% for the third quarter of fiscal year 2020, from 24.6% for the same period in fiscal year 2019.
●
Loss from operations was $367 for the third quarter of fiscal year 2020, a decrease of $490 as compared to an income from operations of $123 for the same period in fiscal year 2019.
●
General and administrative expenses increased by $12, or 0.7%, to $1,754 for the third quarter of fiscal year 2020, from $1,742 for the same period in fiscal year 2019.
●
Selling expenses decreased by $65, or 26.4%, to $181 for the third quarter of fiscal year 2020, from $246 for the same period in fiscal year 2019.
●
An impairment loss on the long-lived asset amounted to $139 in the third quarter of fiscal year 2020.
●
Other income increased by $312 to $440 in the third quarter of fiscal year 2020, compared to $128 in the same period in fiscal year 2019.
●
Income tax benefit was $8 in the third quarter of fiscal year 2020, an increase of $217 as compared to the income tax expense of $209 in the same period in fiscal year 2019.
●
During the third quarter of fiscal year 2020, income from continuing operations before non-controlling interest, net of tax was $18, as compared to $653 for the same period in fiscal year 2019.
●
Net loss attributable to non-controlling interest for the third quarter of fiscal year 2020 was $73, an increase of $45, as compared to net loss attributable to non-controlling interest of $28 in the same period in fiscal year 2019.
●
Basic Earnings per Share for the third quarter of fiscal year 2020 were $0.02, as compared to earnings per share of $0.19 for the same period in fiscal year 2019.
●
Dilutive Earnings per Share for the third quarter of fiscal year 2020 were $0.02, as compared to earnings per share of $0.19 for the same period in fiscal year 2019.
●
Total assets remained at nearly the same level of $36,796 as of March 31, 2020 compared to $36,527 as of June 30, 2019.
●
Total liabilities increased by $263, or 2.3%, to $11,929 as of March 31, 2020 compared to $11,666 as of June 30, 2019.

Results of Operations and Business Outlook

The following table sets forth our revenue components for the three and nine months ended March 31, 2020 and 2019, respectively.

Revenue Components	Three Months Ended		Nine Months Ended
	Mar. 31,	Mar. 31,	Mar. 31,	Mar. 31,
	2020	2019	2020	2019

Manufacturing	29.6%	35.0%	32.6%	35.3%
Testing Services	44.0	45.1	44.0	44.9
Distribution	26.2	19.6	23.2	19.5
Real Estate	0.2	0.3	0.2	0.3

Total	100.0%	100.0%	100.0%	100.0%

Revenue for the three and nine months ended March 31, 2020 was $8,501 and $27,286, respectively, a decrease of $337 and $1,287, respectively, when compared to the revenue for the same period of the prior fiscal year. As a percentage, revenue decreased by 3.8% and 4.5% for the three and nine months ended March 31, 2020, respectively, when compared to revenue for the same period of the prior year.

For the three months ended March 31, 2020, the $337 decrease in overall revenue was primarily due to

●
a decrease in the manufacturing segments in the U.S. and Singapore operations; and
●
a decrease in the testing segment in the Malaysia operations.

These decreases were partially offset by

●
an increase in the testing segment in the Thailand operations; and
●
an increase in the distribution segment in the Singapore operations.

For the nine months ended March 31, 2020, the $1,287 decrease in overall revenue was primarily due to

●
a decrease in the manufacturing segments in the U.S. and Singapore operations; and
●
a decrease in the testing segments in the China and Malaysia operations

These decreases were partially offset by

●
an increase in the testing segments in the Singapore and Thailand operations; and
●
an increase in the distribution segment in the Singapore operations

Total revenue into and within China, the Southeast Asia regions and other countries (except revenue into and within the United States) decreased by $520 (or 6.0%), to $8,085 for the three months ended March 31, 2020 and by $1,537 (or 5.6%) to $26,103 for the nine months ended March 31, 2020, as compared with $8,605 and $27,640, respectively, for the same periods of last fiscal year.

Total revenue into and within the U.S. was $416 and $1,183 for the three and nine months ended March 31, 2020, respectively. This was an increase of $183 from $233 and an increase of $250 from $933 for the same periods of the prior year, respectively.

Revenue within our four current segments for the three and nine months ended March 31, 2020 is discussed below.

Manufacturing Segment

As a percentage of total revenue, revenue in the manufacturing segment was 29.6% and 32.6% for the three and nine months ended March 31, 2020, respectively, a decrease of 5.4% and 2.8% of total revenue, respectively, when compared to the same periods of the last fiscal year. The absolute amount of revenue decreased by $578 from $3,097 to $2,519 for the three months ended March 31, 2020 and decreased by $1,205 from $10,086 to $8,881 for the nine months ended March 31, 2020 compared to the same periods of the last fiscal year.

Revenue in the manufacturing segment for the three months ended March 31, 2020 decreased primarily due to the COVID-19 pandemic, resulting in the delay of the delivery of orders in the U.S. and Singapore operations. Our customers’ capital purchases are being affected by the uncertainty associated with the gloomy economic outlook as a result of the pandemic.

Revenue in the manufacturing segment from one customer accounted for 24.3% and 27.7% of our total revenue in the manufacturing segment for the three and nine months ended March 31, 2020 and 2019, respectively, and 35.2% and 35.5% of our total revenue in the manufacturing segment for the nine months ended March 31, 2020 and 2019, respectively.

The future revenue in our manufacturing segment will be affected by the purchase and capital expenditure plans of this one customer if the customer base cannot be increased.

Testing Services Segment

Revenue in the testing segment was 44.0% of total revenue for the three and nine months ended March 31, 2020, a decrease of 1.1% and 0.9%, respectively, of the total revenue when compared to the same periods of the last fiscal year. The absolute amount of revenue decreased by $248 to $3,741 from $3,989 for the three months ended March 31,2020 and decreased by $801 to $12,018 from $12,819 for the nine months ended March 31, 2020 as compared to the same periods of the last fiscal year.

The revenue in the testing segment from the one customer noted above accounted for 56.1% and 69.7% of our revenue in the testing segment for the three months ended March 31, 2020 and 2019, respectively, and 61.6% and 72.8% of our total revenue in the testing segment for the nine months ended March 31, 2020 and 2019, respectively, due in part to a reduction in orders from this customer. The future revenue in the testing segment will be affected by the demands of this customer if the customer base cannot be increased. Demand for testing services varies from country to country depending on any changes taking place in the market and our customers’ forecasts. As it is difficult to forecast fluctuations in the market accurately, management believes it is necessary to maintain testing facilities in close proximity to the customers in order to make it convenient for them to send us their newly manufactured parts for testing and to enable us to maintain a share of the market.

Distribution Segment

Revenue in the distribution segment was 26.2% and 23.2% as a percentage of total revenue for the three and nine months ended March 31, 2020, an increase of 6.6% and 3.7%, respectively, when compared to the same period of the last fiscal year. The absolute amount of revenue increased by $498 to $2,225 from $1,727 and increased by $751 to $6,338 from $5,587 for the three and nine months ended March 31, 2020, respectively, compared to the same period of the last fiscal year.

Demand for the distribution segment varies depending on the demand for our customers’ products, the changes taking place in the market and our customers’ forecasts.  Hence it is difficult to forecast fluctuations in the market accurately.

Real Estate Segment

The real estate segment accounted for 0.2% of total revenue for both the three and nine months ended March 31, 2020. The absolute amount of revenue in the real estate segment decreased by $9 to $16 from $25 for the three months ended March 31, 2020, and decreased by $32 to $49 from $81 for the nine months ended March 31, 2020 compared to the same periods of the last fiscal year. This was due to the sales of properties in the real estate segment in the China operation in the same periods of the last fiscal year, which resulted in a decrease in rental income.

Uncertainties and Remedies

There are several influencing factors which create uncertainties when forecasting performance, such as the speed at which technology changes, specific requirements from the customer, changes in demand for certain types of burn-in devices or equipment, changes in demand for testing services and fabrication services, and other similar factors, such as the highly competitive nature of the semiconductor industry in general. Some customers are unable to provide a forecast of the products required in the upcoming weeks, making it difficult to plan for the resources needed to meet their requirements due to short lead time and last minute order confirmation. This will normally result in a lower margin for these products, as it is more expensive to purchase materials in a short time frame. However, the Company has taken certain actions and formulated certain plans to deal with and to help mitigate these unpredictable factors. For example, in order to meet manufacturing customers’ demands upon short notice, the Company maintains higher inventories, but continues to work closely with its customers to avoid stock piling. We believe that we have improved customer service through our efforts to keep our staff up-to-date on the newest technology and stressing the importance of understanding and meeting the stringent requirements of our customers. Finally, the Company is exploring new markets and products, looking for new customers, and upgrading and improving burn-in technology while at the same time searching for improved testing methods for higher technology chips.

We are in the process of implementing an ERP System, as part of a multi-year plan to integrate and upgrade our systems and processes. The implementation of this ERP system was scheduled to occur in phases over a few years, and began with the migration of certain of our operational and financial systems in our Singapore operations to the new ERP system during the second quarter of fiscal 2017.

During the third quarter of fiscal 2018, the operational and financial systems in Singapore were substantially transitioned to the new system. The operational and financial systems in our Malaysia operation were substantially transitioned to the new system during the first quarter of fiscal 2019.

The operational systems in our Tianjin and Suzhou operations were substantially transitioned to the new system during the third quarter of fiscal 2020. This implementation effort will continue until the financial systems of these two operations are fully transitioned to the new system, and until the Group's consolidation process is substantially automated using the new system.

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

The novel strain of the coronavirus identified in China in late 2019 has spread globally and resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and shutdowns. These measures have impacted and may further impact our workforce and operations, the operations of our customers, and those of our respective vendors and suppliers. We have significant operations in China, Malaysia and Singapore, and each of these countries has been affected by the pandemic and taken measures to try to contain it. There is considerable uncertainty regarding such measures and potential future measures, and restrictions on our access to our facilities or on our support operations or workforce, or similar limitations for our vendors and suppliers, and restrictions or disruptions of transportation, such as reduced availability of air transport, port closures, and increased border controls or closures, could limit our capacity to meet our customer demands and have a material adverse effect on our financial condition and results of operations.

The pandemic has significantly increased economic and demand uncertainty. The current pandemic has caused, and the continued spread of COVID-19 may exacerbate, an economic slowdown, and it is possible that it could lead to a global recession. There is a significant risk the global economy could fall into recession again. If economic conditions remain uncertain or deteriorate, our business, financial condition and results of operations could be materially adversely affected.

The spread of COVID-19 has caused us to modify our business practices (including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences), and we may take further actions as maybe required by government authorities or that we determine are in the best interest of our employees, customers, partners, and suppliers. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus and our ability to perform critical functions could be harmed.

The degree to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including but not limited to, the duration and spread of the pandemic, its severity, the action to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, we may experience material adverse impacts on our business as a result of the global economic impact and any recession that has occurred or may occur in the future. There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the pandemic on our operations and financial results is highly uncertain and subject to change.

Comparison of the Three Months Ended March 31, 2020 and March 31, 2019

The following table sets forth certain consolidated statements of income data as a percentage of revenue for the three months ended March 31, 2020 and 2019 respectively:

	Three Months Ended March 31,
	2020	2019
Revenue	100.0%	100.0%
Cost of sales	79.0	75.4
Gross Margin	21.0%	24.6%
Operating expenses
General and administrative	20.6%	19.7%
Selling	2.2	2.7
Research and development	0.9	0.9
Impairment loss on long-lived assets	1.6	-
Gain on disposal of property, plant and equipment	-	(0.1)
Total operating expenses	25.3%	23.2%
(Loss)/Income from Operations	(4.3)%	1.4%

Overall Gross Margin

Overall gross margin as a percentage of revenue decreased by 3.6% to 21.0% for the three months ended March 31, 2020, from 24.6% for the same period of the last fiscal year.

Gross profit margin as a percentage of revenue in the manufacturing segment increased by 0.9% to 26.5% for the three months ended March 31, 2020, as compared to 25.6% for the same period in the last fiscal year primarily due to a change in product mix. In absolute dollar amounts, gross profits in the manufacturing segment decreased by $126 to $668 for the three months ended March 31, 2020, from $794 for the same period in the last fiscal year.

Gross profit margin as a percentage of revenue in the testing segment decreased by 6.8% to 21.5% for the three months ended March 31, 2020, from 28.3% in the same period of the last fiscal year. The COVID-19 pandemic negatively impacted our testing segment in the Malaysia and China operations. Our Malaysia operation has a limited operating level as a result of the Movement Control Order implemented by the Malaysian government to contain the spread of the coronavirus, coupled with a lower testing demand from the customer. Our China operation incurred higher labor cost to ramp up the testing volumes per the customer’s request during the extended Lunar New Year holidays caused by the pandemic. In absolute dollar amounts, gross profit in the testing segment decreased by $323 to $804 for the three months ended March 31, 2020 from $1,127 for the same period of the last fiscal year.

Gross profit margin of the distribution segment is not only affected by the market price of the products we distribute, but also the mix of products we distribute, which frequently changes as a result of changes in market demand. Gross profit margin as a percentage of revenue in the distribution segment remained at the same level at 14.2% for the three months ended March 31, 2020, from 14.1% in the same period of the last fiscal year. In terms of absolute dollar amounts, gross profit in the distribution segment for the three months ended March 31, 2020 was $316 as compared to $244 in the same period of the last fiscal year.

In absolute dollar amounts, for the three months ended March 31, 2020, gross loss in the real estate segment was $2, as compared to a gross profit margin of $9 for the same period of last fiscal year. The increase in gross loss was due to lower rental income caused by the sale of properties in the real estate segment in the China operation after the third quarter of the last fiscal year.

Operating Expenses

Operating expenses for the three months ended March 31, 2020 and 2019 were as follows:
	Three Months Ended March 31,
(Unaudited)	2020	2019
General and administrative	$1,754	$1,742
Selling	181	246
Research and development	79	76
Impairment loss on the long-lived assets	139	-
Gain on disposal of property, plant and equipment	-	(13)
Total	$2,153	$2,051

General and administrative expenses increased by $12, or 0.7%, from $1,742 to $1,754 for the three months ended March 31, 2020, compared to the same period of last fiscal year. The increase in general and administrative expenses was mainly attributable to an allowance of doubtful debts made in our China operation.

Selling expenses decreased by $65, or 26.4%, from $246 to $181 for the three months ended March 31, 2020, compared to the same period of the last fiscal year. The decrease was mainly due to fewer commission expenses incurred in the manufacturing segment of the Singapore operations.

There was an impairment loss on long-lived assets in the China operations as a result of the end of the product life for certain products. A detailed assessment has been carried out by management, and this assessment indicated that these assets will not generate any future economic benefits to the Company.

Loss/Income from Operations

Loss from operations was $367 for the three months ended March 31, 2020, a deterioration of $490 as compared to income from operations of $123 for the three months ended March 31, 2019. The result was mainly due to the decrease in gross profit and the increase in operating expenses, as previously discussed.

Interest Expense

Interest expense for the three months ended March 31, 2020 and 2019 was as follows:

	Three Months Ended March 31,
(Unaudited)	2020	2019
Interest expenses	$63	$74

Interest expense was $63 for the three months ended March 31, 2020, a decrease of $11, or 14.9%, as compared to $74 for the three months ended March 31, 2019. The decrease was due to a decrease in the utilization of short-term loans in the Singapore and China operations. As of March 31, 2020, the Company had an unused line of credit of $5,897as compared to $6,251 at June 30, 2019.

Other Income

Other income for the three months ended March 31, 2020 and 2019 was as follows:

	Three Months Ended March 31,
	2020	2019
Interest income	46	31
Other rental income	30	28
Exchange gain / (loss)	94	(11)
Government grant	266	38
Other miscellaneous income	4	42
Total	$440	$128

Other income increased by $312 to $440 for the three months ended March 31, 2020, from $128 in the same period of the last fiscal year. The increase was primarily due to an increase in exchange gain, which resulted from the favorable foreign exchange movement for the three months ended March 31, 2020, coupled with a government grant of $263 received in the Singapore and China operations as compared to the same period in the last fiscal year.

The government grant was $266, of which $263 was related to the financial assistance from the local government in the Singapore and China operations to mitigate the negative impact to companies amid the COVID-19 pandemic.

Income Tax Expenses

The Company's income tax benefit was $8 for the three months ended March 31, 2020, an increase of $217 as compared to income tax expenses of $209 for the same period in the last fiscal year. The increase was mainly due to the absence of the capital gain tax from the sale of asset-held-for sale in the third quarter of fiscal year 2020.

Non-controlling Interest

As of March 31, 2020, we held a 55% interest in Trio-Tech (Malaysia) Sdn. Bhd., Trio-Tech (Kuala Lumpur) Sdn. Bhd., SHI International Pte. Ltd., and PT. SHI Indonesia. We also held a 76% interest in Prestal Enterprise Sdn. Bhd. The share of net loss from the subsidiaries by the non-controlling interest for the three months ended March 31, 2020 was $73, an increase of $45 compared to $28 for the same period of the previous fiscal year. The increase in the net loss of the non-controlling interest in the subsidiaries was attributable to the increase in net loss generated by the Malaysia operation as a result of the Movement Control Order implemented by the Malaysian government, coupled with the lower testing demand from our customer.

Net Income Attributable to Trio-Tech International Common Shareholders

Net income attributable to Trio-Tech International Common Shareholders for the three months ended March 31, 2020 was $70, a decrease of $613 as compared to a net income of $683 for the same period last fiscal year.

Earnings per Share

Basic earnings per share from continuing operations were $0.02 for the three months ended March 31, 2020 as compared to $0.19 for the same period in the last fiscal year. Basic earnings per share from discontinued operations were Nil for both the three months ended March 31, 2020 and 2019.

Diluted earnings per share from continuing operations were $0.02 for the three months ended March 31, 2020 as compared to $0.19 for the same period in the last fiscal year. Diluted earnings per share from discontinued operations were $Nil for both the three months ended March 31, 2020 and 2019.

Segment Information

The revenue, gross margin and income or loss from operations for each segment during the third quarter of fiscal year 2020 and fiscal year 2019 are presented below. As the revenue and gross margin for each segment have been discussed in the previous section, only the comparison of income or loss from operations is discussed below.

Manufacturing Segment

The revenue, gross margin and loss from operations for the manufacturing segment for the three months ended March 31, 2020 and 2019 were as follows:
	Three Months Ended March 31,
(Unaudited)	2020	2019
Revenue	$2,519	$3,097
Gross margin	26.5%	25.6%
Loss from operations	$(102)	$(8)

Loss from operations from the manufacturing segment for the third quarter of fiscal 2020 was $102 as compared to $8 in the same period of the last fiscal year, primarily due to a decrease in gross margin of $126, offset by a decrease in operating expenses of $32. Operating expenses for the manufacturing segment were $770 and $802 for the three months ended March 31, 2020 and 2019, respectively. The decrease in operating expenses was mainly due to a decrease of $91 in selling expenses as a result of the decrease in the commission expenses in the Singapore operation. The decrease was partially offset by an increase of $54 in general and administrative expenses. The increase in general and administrative expenses was mainly attributable to an increase in payroll-related expenses in the Singapore operations.

Testing Segment

The revenue, gross margin and loss from operations for the testing segment for the three months ended March 31, 2020 and 2019 were as follows:
	Three Months Ended March 31,
(Unaudited)	2020	2019
Revenue	$3,741	$3,989
Gross margin	21.5%	28.3%
Loss from operations	$(447)	$(17)

Loss from operations in the testing segment for the three months ended March 31, 2020 was $447, reflecting an increase of $430 compared to loss from operations of $17 in the same period of the last fiscal year. The increase in operating loss was mainly attributable to a decrease in gross profit margin, as discussed earlier under “Overall gross margin” and the increase in operating expenses. Operating expenses were $1,251 and $1,144 for the three months ended March 31, 2020 and 2019, respectively. The increase of $107 in operating expenses was mainly due to the impairment loss of long-lived asset recognized in the third quarter of fiscal year 2020, as discussed earlier under “Operating expenses.”

Distribution Segment

The revenue, gross margin and income from operations for the distribution segment for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
(Unaudited)	2020	2019
Revenue	$2,225	$1,727
Gross margin	14.2%	14.1%
Income from operations	$207	$150

Income from operations in the distribution segment was $207 for the three months ended March 31, 2020, as compared to $150 for the same period of last fiscal year. The increase of $57 was mainly due to an increase of $72 in the gross margin, as discussed earlier under “Overall gross margin,” offset by an increase in operating expenses of $16. Operating expenses were $110 and $94 for the three months ended March 31, 2020 and 2019, respectively. The increase in payroll-related expenses in the Singapore operation contributed to the increase in operating expenses.

Real Estate Segment

The revenue, gross margin and loss from operations for the real estate segment for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
(Unaudited)	2020	2019
Revenue	$16	$25
Gross (loss)/margin	(12.5)%	36.0%
Loss from operations	$(30)	$(13)
Gain on sale of assets held for sale	-	685

Loss from operations in the real estate segment for the three months ended March 31, 2020 was $30 compared to a loss of $13 for the same period of last fiscal year. The increase in operations loss of $17 was mainly due to the decrease in gross margin of $11 and an increase in operating expenses by $6. Operating expenses were $28 and $22 for the three months ended March 31, 2020 and 2019, respectively. The increase in operating expenses was mainly due to a provision for doubtful debts made for a tenant whose business had been heavily impacted by COVID-19 in the third quarter of fiscal year 2020.

Corporate

The loss from operations for Corporate for the three months ended March 31, 2020 and 2019 was as follows:

	Three Months Ended March 31,
(Unaudited)	2020	2019
Income/(loss) from operations	$5	$11

The decrease of income from operations amounting to $6 was mainly due to a increase in payroll related expenses.

Comparison of the Nine Months Ended March 31, 2020 and March 31, 2019

The following table sets forth certain consolidated statements of income data as a percentage of revenue for the nine months ended March 31, 2020 and 2019, respectively:

	Nine Months Ended
	Mar. 31, 2020	Mar. 31, 2019

Revenue	100.0%	100.0%
Cost of sales	78.2	77.1
Gross Margin	21.8%	22.9%
Operating expenses:
General and administrative	19.5%	18.3%
Selling	2.0	2.1
Research and development	1.0	0.9
Impairment loss on long-lived assets	0.5	-
Gain on disposal of plant and equipment	(0.1)	-
Total operating expenses	22.9%	21.3%
(Loss) / Income from Operations	(1.1)%	1.6%

Overall Gross Margin

Overall gross margin as a percentage of revenue was 21.8% for the nine months ended March 31, 2020, as compared to the same period of last fiscal year. In terms of absolute dollar amounts, gross profits decreased by $590 to $5,943 for the for the nine months ended March 31, 2020, from $6,533 for the same period of the last fiscal year.

Gross profit margin as a percentage of revenue in the manufacturing segment increased by 1.0% to 23.6% for the nine months ended March 31, 2019, from 22.6% in the same period of the last fiscal year. In absolute dollar amounts, gross profit decreased by $188 to $2,092 for the nine months ended March 31, 2020 as compared to $2,280 for the same period in last fiscal year. The decrease in absolute dollar amount of gross margin was primarily due to a decrease in orders in the Singapore operations. However, the orders for the nine months ended fiscal year 2020 had a higher margin as compared to the same period of the last fiscal year, which contributed to an increase in the gross margin as a percentage of revenue.

Gross profit margin as a percentage of revenue in the testing segment decreased by 2.4% to 24.7% for the nine months ended March 31, 2020 from 27.1% in the same period of the last fiscal year. There was a further deterioration in testing revenue in the Malaysia and China operations where significant portions of our cost of goods sold are fixed. As the demand for services and factory utilization decrease, the fixed costs are spread over the decreased output, which decreases the gross profit margin. The higher labor cost during the extended Lunar New Year in the China operations and the Movement Control Order implemented by the Malaysian government to contain the spread of the COVID-19 also resulted in a decrease of the gross profit margin. In terms of absolute dollar amounts, gross profit in the testing segment decreased by $496 to $2,972 for the nine months ended March 31, 2020, from $3,468 for the same period of the last fiscal year.

Gross profit margin as a percentage of revenue in the distribution segment increased by 0.4% to 13.9% for the nine months ended March 31, 2020, from 13.5% in the same period of the last fiscal year. In terms of absolute dollar amounts, gross profit in the distribution segment for the nine months ended March 31, 2020 was $884, an increase of $128 as compared to $756 in the same period of the last fiscal year. The increase in absolute dollar amount of gross margin was due to an increase of distribution revenue in the Singapore operation. The gross profit margin of the distribution segment was not only affected by the market price of our products, but also our product mix, which changes frequently as a result of changes in market demand.

Gross loss margin as a percentage of revenue in the real estate segment changed by 46% to 10.2% for the nine months ended March 31, 2020, from a gross profit margin of 35.8% in the same period of the last fiscal year. In terms of absolute dollar amounts, gross loss changed by $34 to $5 for the nine months ended March 31, 2020 as compared to gross profit of $29 for the same period in last fiscal year.  The increase in gross loss was due to lower rental income caused by the sale of properties in the real estate segment in the China operation after the third quarter of the last fiscal year.

Operating Expenses

Operating expenses for the nine months ended March 31, 2020 and 2019 were as follows:
	Nine Months Ended
	Mar. 31, 2020	Mar. 31, 2019
(Unaudited)
General and administrative	$5,319	$5,223
Selling	547	580
Research and development	280	270
Impairment loss on long-lived asset	139	-
Gain on disposal of plant and equipment	(24)	(13)
Total	$6,261	$6,060

General and administrative expenses increased by $96, or 1.8%, to $5,319 for the nine months ended March 31, 2020 compared to $5,223 in the same period of the last fiscal year. The increase in general and administrative expenses was primarily due to the increase in payroll-related expenses in the Singapore operations.

Selling expenses decreased by $33, or 5.7%, to $547 for the nine months ended March 31, 2020, compared to $580 for the same period of the last fiscal year. The decrease was mainly due to a decrease in commission expenses in the manufacturing segment of the Singapore operations as a result of fewer commissionable sales.

There was an impairment loss on the long-lived assets in the China operations as a result of the end of the product life for certain products. A detailed assessment has been carried out by management, and this assessment indicated that these assets will not generate any future economic benefits to the Company.

During the nine months ended March 31, 2020, there was a gain on disposal of plant and equipment of $24 as compared to $13 in the same period of last fiscal year.

(Loss) / Income from Operations

Loss from operations was $318 for the nine months ended March 31, 2020 as compared to an income from operations of $473 for the same period of the last fiscal year. The decrease was mainly due to the decrease in gross profit margin and an increase in operating expenses, as discussed earlier.

Interest Expense

Interest expense for the nine months ended March 31, 2020 and 2019 were as follows:
	Nine Months Ended
	Mar. 31, 2020	Mar. 31, 2019
(Unaudited)
Interest expense	$186	$250

Interest expense decreased by $64 to $186 for the nine months ended March 31, 2020, as compared to $250 for the same period of the last fiscal year. The decrease was mainly due to lower utilization of short-term loans in the Singapore and China operations. Additionally, the bank loan payable decreased by $483 to $2,297 for the nine months ended March 31, 2020 as compared to $2,780 as at June 30, 2019.

Other Income

Other income for the nine months ended March 31, 2020 and 2019 were as follows:
	Nine Months Ended
	Mar. 31, 2020	Mar. 31, 2019
(Unaudited)
Interest income	$130	$67
Other rental income	90	84
Exchange gain / (loss)	33	(78)
Bad debt recovery	11	2
Government grant	295	115
Other miscellaneous income	31	30
Total	$590	$220

Other income for the nine months ended March 31, 2020 was $590, an increase of $370 as compared to $220 for the same period of last fiscal year. This increase was mainly due to the higher interest income earned from the placement of fixed deposits and the government grant of $263 received in the Singapore and China operations, coupled with the increase in exchange gain as a result of the favorable foreign exchange movement for the nine months ended March 31, 2020.

The government grant was $295, of which $263 was related to the financial assistance from the local governments in the Singapore and China operations to mitigate the negative impact to companies amid the COVID-19 pandemic.

Income Tax Expenses

Income tax expenses for the nine months ended March 31, 2020 was $112, a decrease of $47 as compared to $159 for the same period last fiscal year.

Non-controlling Interest

As of March 31, 2020, we held a 55% interest in Trio-Tech Malaysia, Trio-Tech (Kuala Lumpur) Sdn. Bhd., SHI International Pte. Ltd. and PTSHI Indonesia, and a 76% interest in Prestal Enterprise Sdn. Bhd. The net income attributable to the non-controlling interest in these subsidiaries for the nine months ended March 31, 2020 was $356, a change of $485, as compared to the loss attributable to non-controlling interest of $129 for the same period of last fiscal year. The increase was attributable to the increase in net income generated by the Malaysia operation from the sale of assets held for sale.

Net Income Attributable to Trio-Tech International Common Shareholders

Net income attributable to Trio-Tech international common shareholders was $769 for the nine months ended March 31, 2020, as compared to $1,096 for the same period in the last fiscal year. The increase was mainly due to the gain on sale of assets held for sale in the Malaysia operation, coupled with the government grants received from the Singapore and China government. However, the increase was partially offset by a decrease in revenue and gross margin, and an increase in operating expenses, as discussed earlier.

Earnings per Share

Basic earnings per share from continuing operations was $0.21 for the nine months ended March 31, 2020 as compared to $0.30 for the same period in the last fiscal year. Basic earnings per share from discontinued operations were nil for both the nine months ended March 31, 2020 and 2019.

Diluted earnings per share from continuing operations was $0.21 for the nine months ended March 31, 2020 as compared to $0.29 for the same period in the last fiscal year. Diluted earnings per share from discontinued operations were nil for both the nine months ended March 31, 2020 and 2019.

Segment Information

The revenue, gross profit margin, and income or loss from operations in each segment for the nine months ended March 31, 2020 and 2019, respectively, are presented below. As the segment revenue and gross margin for each segment have been discussed in the previous section, only the comparison of income from operations is discussed below.

Manufacturing Segment

The revenue, gross margin and (loss)/income from operations for the manufacturing segment for the nine months ended March 31, 2020 and 2019 were as follows:
	Nine Months Ended
	Mar. 31, 2020	Mar. 31, 2019
(Unaudited)
Revenue	$8,881	$10,086
Gross margin	23.6%	22.6%
(Loss)/income from operations	$(201)	$175

Loss from operations from the manufacturing segment was $201 for the nine months ended March 31, 2020, a change of $376 as compared to income from operations of $175 in the same period of the last fiscal year, due to a decrease in the absolute amount of gross margin and an increase in operating expenses. Operating expenses for the manufacturing segment were $2,293 and $2,105 for the nine months ended March 31, 2020 and 2019, respectively. The increase in operating expenses of $188 was mainly due to an increase in general and administrative expenses of $200, an increase in corporate overhead of $10 and an increase in research and development expenses of $10 as compared to the same period of last fiscal year. The increase was partially offset by a decrease in selling expenses of $32. The increase in general and administrative expenses was mainly attributable to an increase in payroll-related expenses and a provision of doubtful debt in the Singapore operations. The decrease in selling expenses was primarily due to fewer commission expenses incurred for the nine months ended March 31, 2020 as a result of fewer commissionable sales.

Testing Segment

The revenue, gross margin and loss from operations for the testing segment for the nine months ended March 31, 2020 and 2019 were as follows:

	Nine Months Ended
	Mar. 31, 2020	Mar. 31, 2019
(Unaudited)
Revenue	$12,018	$12,819
Gross margin	24.7%	27.1%
Loss from operations	$(540)	$(134)

Loss from operations in the testing segment for the nine months ended March 31, 2020 was $540, a further deterioration of $406 compared to loss from operations of $134 in the same period of the last fiscal year. The deterioration in the operation loss was attributable to a decrease in gross margin of $496. The deterioration was partially offset by a decrease in corporate overhead expenses of $87. The decrease in corporate overhead expenses was due to a change in the corporate overhead allocation as compared to the same period last fiscal year. Corporate charges are allocated on a pre-determined fixed charge basis.

Distribution Segment

The revenue, gross margin and income from operations for the distribution segment for the nine months ended March 31, 2020 and 2019 were as follows:
	Nine Months Ended
	Mar. 31, 2020	Mar. 31, 2019
(Unaudited)
Revenue	$6,338	$5,587
Gross margin	13.9%	13.5%
Income from operations	$599	$492

Income from operations in the distribution segment for the nine months ended March 31, 2020 was $599, an increase of $107 as compared to $492 in the same period of the last fiscal year. The increase in operating income was primarily due to an increase in gross margin as discussed earlier which was partially offset by the increase of operating expenses of $22. Operating expenses were $286 and $264 for the nine months ended March 31, 2020 and 2019, respectively. The increase in payroll-related expenses in the Singapore operations contributed to the increase in operating expenses.

Real Estate Segment

The revenue, gross margin and loss from operations for the real estate segment for the nine months ended March 31, 2020 and 2019 were as follows:

	Nine Months Ended
	Mar. 31, 2020	Mar. 31, 2019
(Unaudited)
Revenue	$49	$81
Gross (loss) / margin	(10.2)%	35.8%
Loss from operations	$(82)	$(30)

Loss from operations in the real estate segment for the nine months ended March 31, 2020 was $82, a further deterioration of $52 as compared to a loss from operations of $30 for the same period of the last fiscal year. The increase in operating loss was mainly due to a decrease in gross margin and an increase in operating expenses of $18, as discussed earlier. Operating expenses were $77 and $59 for the nine months ended March 31, 2020 and 2019, respectively. A provision of doubtful debts was made due to the adverse impact of COVID-19 on one of our tenants.

Corporate

The loss from operations for corporate for the nine months ended March 31, 2020 and 2019 were as follows:

	Nine Months Ended
	Mar. 31, 2020	Mar. 31, 2019
(Unaudited)
Loss from operations	$(94)	$(30)

The change of $64 was mainly due to an increase in payroll related expenses as compared to the same period of last fiscal year.

Financial Condition

During the nine months ended March 31, 2020 total assets increased by $269 from $36,527 as at June 30, 2019 to $36,796. The increase in total assets was due to an increase in short term deposits, other receivables, deferred tax assets and operating lease right-of-use assets, which was partially offset by a decrease in cash and cash equivalents, trade accounts receivable, inventory, prepaid expenses and other current assets, assets held for sale, investment properties, property, plant and equipment, other assets and restricted term deposits.

Cash and cash equivalents were $4,370 as at March 31, 2020, reflecting a decrease of $493 from $4,863 as at June 30, 2019, primarily due to further placement made into fixed deposits in the Singapore and Malaysia operations.

Short term deposits were $6,309 as at March 31, 2020, reflecting an increase of $2,165 from $4,144 as at June 30, 2019, primarily due to an increase in deposits in the Singapore and Malaysia operations. The short-term deposits include proceeds received from the sale of assets held for sale.

As at March 31, 2020, the trade accounts receivable balance decreased by $716 to $6,397, from $7,113 as at June 30, 2019, primarily due to a decrease in revenue for the nine months ended March 31, 2020 in the Singapore, Malaysia and China operations. The number of days’ sales outstanding in accounts receivables for the Group was 67 days at the end of the third quarter of fiscal year 2020, and 70 days at the end of the third quarter of fiscal year 2019.

As at March 31, 2020, other receivables were $1,065, reflecting an increase of $248 from $817 as at June 30, 2019. The increase was primarily due to an increase in government grant receivables in the Singapore operation.

Inventories as at March 31, 2020 were $2,226, a decrease of $201, as compared to $2,427 as at June 30, 2019. The decrease in inventories was mainly due to a decrease in purchases due to fewer orders in the manufacturing segment of the Singapore operations, as well as an impact from currency translation.

Investment properties, net in China were $705 as at March 31, 2020 and $782 as at June 30, 2019. The decrease was primarily due to the depreciation expenses charged for the period, as well as the foreign currency exchange movement between June 30, 2019 and March 31, 2020.

Assets held for sales were $nil as at March 31, 2020 and $89 as at June 30, 2019. Management entered into a Sales and Purchase Agreement with a potential buyer during fiscal year 2019 and the sale was completed during the second quarter of fiscal 2020.

Property, plant and equipment decreased by $1,562 from $12,159 as at June 30, 2019, to $10,597 as at March 31, 2020. This was mainly due to depreciation charged for the period and the foreign currency exchange movement between June 30, 2019 and March 31, 2020, coupled with an impairment loss of $139 recognized in the China operation. The decrease was partially offset by the new acquisition of plant and equipment in the Malaysia operation.

Other assets decreased by $155 to $1,595 as at March 31, 2020, as compared to $1,750 as at June 30, 2019.  This was mainly due to the reclassification of down payments made for the purchase of equipment to property, plant and equipment in the Malaysia operation.

Accounts payable decreased by $143 to $3,129 as at March 31, 2020, as compared to $3,272 as at June 30, 2019. This was due to a decrease in purchases due to fewer orders in the manufacturing segment of the Singapore operation.

Accrued expenses decreased by $421 to $3,065 as at March 31, 2020, as compared to $3,486 as at June 30, 2019. The decrease in accrued expenses was mainly due to a decrease in both accrued purchases and accrued payroll liability in the Singapore operations.

Bank loans payable decreased by $483 to $2,297 as at March 31, 2020, as compared to $2,780 as at June 30, 2019. This was due to the repayments made in the Singapore and Malaysia operations during the nine months ended March 31, 2020.

Operating lease right of use assets and the corresponding leased liability were $1,073 and $1,073, respectively, as of March 31, 2020, after taking into effect the new accounting standard, ASC 842 Leases.

Liquidity Comparison

Net cash provided by operating activities decreased by $834 to an inflow of $2,096 for the nine months ended March 31, 2020 from an inflow of $2,930 for the same period of the last fiscal year. The decrease in net cash inflow provided by operating activities was primarily due to an increase of cash outflow of $398 from repayment of operating leases, a decrease in cash inflow of $388 from other assets and an increase in cash outflow of $509 from account payables and accrued expenses. These were partially offset by an increase in depreciation and amortization of $573.

Net cash used in investing activities decreased by $2,628 to an outflow of $1,941 for the nine months ended March 31, 2020 from an outflow of $4,569 for the same period of the last fiscal year. The decrease in cash outflow was primarily due to an increase in proceeds from the sale of assets held for sale of $318 and a decrease in capital expenditure of $1,728.

Net cash used in financing activities for the nine months ended March 31, 2020 was $296, representing an increase of $133, as compared to $163 during the nine months ended March 31, 2019. The increase in cash outflow was mainly attributable to a decrease in cash inflow by $3,905 from proceeds of lines of credit, a decrease of $1,475 from bank loans and a decrease of $401 from the exercise of stock options. These were partially offset by a decrease in cash outflow of $5,426 from repayment of lines of credit and an increase of cash inflow of $247 from the proceeds from financial leases.

We believe that our projected cash flows from operations, borrowing availability under our revolving lines of credit, cash on hand, trade credit and the secured bank loan will provide the necessary financial resources to meet our projected cash requirements for at least the next 12 months.

Critical Accounting Estimates & Policies

Effective as of July 1, 2019, the Company has adopted ASU 2016-02, Leases (Topic 842) and its related amendments using the modified retrospective transition method. We have completed our adoption and implemented policies, processes and controls to support the standard’s measurement and disclosure requirements as described in Note 1 to the financial statements included in item 1 of this Form 10-Q.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2020, the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective at a reasonable level.

Changes in Internal Control Over Financial Reporting

Due to the COVID-19 pandemic, a significant portion of our employees are working from home. The design of our processes and controls allows for remote execution with accessibility to secure data.

Except as discussed below, there has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Enterprise Resource Planning (ERP) Implementation

We are in the process of implementing an ERP System, as part of a multi-year plan to integrate and upgrade our systems and processes. The implementation of this ERP system was scheduled to occur in phases over a few years, and began with the migration of certain operational and financial systems in our Singapore operations to the new ERP system during the second quarter of fiscal 2017.

During the third quarter of fiscal 2018, the operational and financial systems in Singapore were substantially transitioned to the new system. The operational and financial systems in our Malaysia operation were substantially transitioned to the new system during the first quarter of fiscal 2019.

The operational systems in our Tianjin and Suzhou operations were substantially transitioned to the new system during the third quarter of fiscal 2020. This implementation effort will continue until the financial systems of these two operations are fully transitioned to the new system, and until the Group's consolidation process is substantially automated using the new system.

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

TRIO-TECH INTERNATIONAL
By:	/s/ Victor H.M. Ting VICTOR H.M. TING Vice President and Chief Financial Officer (Principal Financial Officer) Dated: May 21, 2020